Form 10-K
period 1993-12-31
DUN & BRADSTREET CORP
filed 1994-03-25
CIK 30419

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                            FORM 10-K

(Mark one)

(X)     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended December 31, 1993

                                  OR

()      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

For the transition period from____________ to ____________


               Commission file Number     1-7155
                                          ------

                THE DUN & BRADSTREET CORPORATION
- ------------------------------------------------------------------
      (Exact name of registrant as specified in its charter)

         Delaware                          13-2740040
- ----------------------------   -----------------------------------
 (State of Incorporation)      (I.R.S. Employer Identification No.)

200 Nyala Farms, Westport, Connecticut                06880
- -----------------------------------------   ----------------------
(Address of principal executive offices)            (Zip Code)

Registrant's telephone number, including area code (203) 222-4200
                                                   --------------

     Securities registered pursuant to Section 12(b) of the Act:

Title of each class                          Name of each exchange
- -------------------                           on which registered
                                             ---------------------
Common Stock, par value $1 per share       New York Stock Exchange

     Securities registered pursuant to Section 12(g) of the Act:
                           None

    Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                              ----   ----

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. _____

    As of January 31, 1994, 170,931,741 shares of Common Stock of The Dun & Bradstreet Corporation were outstanding and the aggregate market value of such Common Stock held by nonaffiliates (based upon its closing transaction price on the Composite Tape on such date) was approximately $10,747 million.

                                                             (Continued)

========================================================================

                         Documents Incorporated by Reference

PART I
- -----------
ITEM 1     -Business            Performance & Outlook, 1993, Pages 31
                                and 32, Note 14 Operations by Business
                                Segments and Page 32, Note 15 Operations by Geographic Area, of the 1993 Annual
                                Report.

ITEM 3    -Legal Proceedings    Page 29, Note 12 Litigation, of the
                                1993 Annual Report.


PART II
- ------------
ITEM 5     -Market for the      Page 16, Financial Review, of the 1993
             Registrant's       Annual Report.
             Common Equity
             and Related
             Stockholder Matters

ITEM 6     -Selected Financial  Pages 34 and 35, Ten-Year Selected
             Data               Financial Data, of the 1993 Annual
                                Report.

ITEM 7     -Management's        Pages 13 to 16, Financial Review,
             Discussion and     of the 1993 Annual Report.
             Analysis of
             Financial Condition
             and Results of
             Operations

ITEM 8     -Financial           Pages 18 to 33 of the 1993 Annual
             Statements         Report.
             and Supplementary
             Data

PART III
- -------------
ITEM 10     -Directors and      Pages 2 to 4 and 21 of the Company's
              Executive         Proxy Statement dated March 11, 1994.
              Officers of
              the Registrant

ITEM 11     -Executive          Pages 8 to 19 of the Company's Proxy
              Compensation      Statement dated March 11, 1994.

ITEM 12     -Security           Pages 19 to 21 of the Company's Proxy
              Ownership of      Statement dated March 11, 1994.
              Certain Beneficial
              Owners and Management

ITEM 13     -Certain            Page 19 to 21 of the Company's Proxy
              Relationships     Statement dated March 11, 1994.
              and Related
              Transactions



         -----------------------------------------------
       The Index to Exhibits is located on Pages 26 to 28.

                                   PART I

As used in this report, except where the context indicates otherwise, the term "Company" means The Dun & Bradstreet Corporation and all subsidiaries consolidated in the financial statements contained herein

ITEM 1. BUSINESS

(a)(1) The Dun & Bradstreet Corporation was incorporated under the laws of the State of Delaware on February 6, 1973 and became the parent holding company of Dun & Bradstreet, Inc. and its subsidiaries on June 1, 1973. Dun & Bradstreet, Inc. was incorporated under the laws of the State of Delaware in 1930 and is the successor to a business commenced in 1841.

       (2) Not applicable.

(b)(1) The response to this item is incorporated herein by reference to
Note 14 Operations by Business Segments on Pages 31 to 32 of the 1993 Annual Report.

       (2) Not applicable.

    (c)(1) The Dun & Bradstreet Corporation is a non-operating holding company whose revenue is derived primarily from dividends received from its subsidiaries and interest income on its investments. Reference should be made to EXHIBIT B, List of Active Subsidiaries as of January 31, 1994, which describes the Company's subsidiaries. A descriptive narrative of the Company's business segments follows item (d).

The number of employees at December 31, 1993 was approximately 50,400.

    (d) The response to this item is incorporated herein by reference to
Note 15 Operations by Geographic Area on Page 32 of the 1993 Annual
Report.

    The Company is the world's leading marketer of information, software and services for business decision making. Its operations can be divided into five business segments: Marketing Information Services, Risk Management and Business Marketing Information Services, Software Services, Directory Information Services, and Other Business Services.
A narrative description of the Company's operations by business segment follows.


                     MARKETING INFORMATION SERVICES

IMS International, Inc.

    IMS International, Inc. (IMS) provides information and decision-support services to the pharmaceutical and health-care industries. IMS' principal services are sales-territory reports, national pharmaceutical-sales audits and national medical audits, as well as a multinational data analysis system. Within each of these product classes, individual country-level reports may differ in one or more important characteristics depending on the circumstances of local pharmaceutical sales and distribution. IMS' reports are provided in printed format, as on-line inquiry-batch processing services and as part of electronic customer-site workstations. IMS provides information services covering over 70 countries and maintains offices in 48 countries on six continents, with 65% of total revenues generated outside the U.S.

    Sales-territory reports measure the effectiveness of pharmaceutical companies' and their competitors' sales forces, by product and product group within a geographic configuration tailored to each client's needs. IMS sales-territory reports are available in 26 countries and account for approximately 41% of IMS' worldwide revenues.

    Pharmaceutical audits are syndicated reports which measure sales of pharmaceutical products for an entire national market and are primarily used by pharmaceutical companies to understand market dynamics and plan effective business strategies. Pharmaceutical audits are available in over 65 countries.

    National medical audits are syndicated reports utilizing data from physician practices to provide information on how pharmaceutical products are used, including patient and doctor details, diagnosis and drug therapy. Medical audits are available in 40 countries.

    The raw data from which IMS' services are generated is derived either from statistically selected panels of drugstores, hospitals, physicians, etc., or from activities such as warehouse shipments or wholesaler sales data. To protect privacy, no individual patient is identified in any IMS medical database. IMS has generally well-established relationships with the sources required to create its databases and in many cases has historical connections with the trade associations and professional societies involved.

    All major pharmaceutical companies are customers of IMS and many of the customers subscribe to reports and services in several countries. The scope of IMS' customer base enables it to avoid dependence on any single customer.

    While the services offered by IMS are in many respects unique in their scope and completeness, there is competition in many countries in which it operates from other market research firms, direct mail and information service firms, as well as from the in-house capabilities of its customers. Competition has traditionally arisen on a country-by-country basis but one company now provides information services to the pharmaceutical industry in a number of countries. However, no competitor has the global presence nor offers the range of services that IMS does.

Nielsen

    Nielsen participates in the global consumer marketing information services market. Nielsen is the world's largest marketing information and services supplier. Nielsen supplies a wide range of services that help consumer-goods manufacturers screen, plan, test and evaluate their individual brands and marketing programs. Comprehensive information is supplied on sales volume, shares, trends, pricing, promotion, distribution and inventory levels. Nielsen is a leader in providing these services to numerous industries including the grocery, beverage and health and beauty care industries. An extensive range of test-marketing services, innovative applications, analytical services and software tools is also provided. Nielsen offers its services to consumer-goods marketers in 34 countries worldwide, with approximately 70% of revenues generated outside the U.S.

    Nielsen provides a measurement of the consumer response at the actual point of sale -- the final result of the manufacturer's production and marketing efforts. From a national sample of retail stores, Nielsen collects point-of-sale information via electronic means such as scanning of universal product codes (UPC) and store visits by professional auditors. In the U.S. and other countries where electronic point-of-sale data are available, weekly reporting of product sales and related marketing information is the primary product offering along with value-added analysis, such as market-response modeling and promotion effectiveness studies. In the audit environment, store purchases are combined with change-of-stock-on-hand data to produce data on sales to consumers, retail inventories, brand distribution, out-of-stock items, prices and displays. Nielsen has established a unit devoted to Efficient Consumer Response (ECR), an emerging trend in the consumer packaged goods industry to streamline distribution and sales processes, eliminate waste and deliver products to consumers faster and at a lower cost. Nielsen has formed several strategic alliances to enhance its capabilities in ECR and to begin instituting best practices in the industry.

    Through the addition of Nielsen's household-panel data, information is not only provided on what stores are selling, but also on what cooperating households are buying. Nielsen Household Services provide manufacturers and retailers with detailed consumer-behavior analyses that help identify target audiences and assess advertising and marketing effectiveness. These data, coupled with advertising and promotion stimuli by household, provide a powerful addition to Nielsen's retail-store databases. Household data are available in most countries including the U.S.

    Through Nielsen's decision-support and software services, customers can retrieve data and analyze information via personal computers and terminals installed in their offices. Customers can access information in a number of ways, including on-line connection to mainframes or downloading data into the customer's personal computer or internal management information systems. Nielsen provides a number of analytic applications that assist customers in a more productive and efficient
use of their own and Nielsen's information.   The Nielsen Workstation,
an innovative Windows-based software system, allows marketing and sales managers to integrate and evaluate information from a wide array of sources. Nielsen Spotlight is an expert system that enables users to access a database to find the most important facts related to volume and share changes for a brand and searches for the key factors that influence these share changes. Opportunity Explorer helps manufacturers' marketing and sales force personnel understand category dynamics and pinpoint opportunities for increasing sales. Promotion Simulator takes the analysis to the next stage by helping the sales force evaluate and plan promotion strategies with the retailers. The SPACEMAN space management family of products offers a hierarchy of integrated solutions for analyzing merchandising variables and producing automated planograms.

    Nielsen's products and services are subject to direct and indirect competition from rival marketing research and information services companies, marketing research departments of advertisers, advertising agencies and consulting firms, as well as the in-house operations of a number of large manufacturers and publishers. There are six major competitors worldwide, located in the U.S., Europe, Latin America and the Far East, but none has the global depth and breadth of coverage that Nielsen provides.

Nielsen Media

    Nielsen Media measures television audiences and reports these and related data to advertisers, advertising agencies, syndicators, broadcast networks, cable networks, cable operators, television stations and station representatives in order to increase the effectiveness of television advertising and programming. This syndicated-statistical information is offered on a subscription basis. Custom or ad-hoc analyses of the data are also offered. The data are then used by subscribers to buy, sell, plan and price television time and to make programming and scheduling decisions.

    In 1993, advertisers spent approximately $30 billion on television advertising, including $2 billion on cable television advertising, according to the Television Bureau of Advertising, to bring a variety of programs and advertising messages to approximately 94.2 million U.S. television households. These data underscore the need for television stations, networks, advertisers, advertising agencies and others to obtain reports on how many households and types of people are reached by such programming.

    Nielsen Media measures television audiences and reports data through six services: Nielsen Television Index, Nielsen Syndication Services, Nielsen Homevideo Index, Nielsen Station Index, Nielsen Hispanic Television Index and Nielsen Hispanic Station Index. Nielsen Television Index provides daily audience measurement and demographic estimates for all national broadcast network-television programs through the use of the Nielsen People Meter. Nielsen Syndication Services provides reports and services on both the local and national level to the program syndication segment of the television industry. Nielsen Homevideo Index provides viewing measurement of cable, pay cable and other newer television technologies. Nielsen Station Index provides television audience measurement information in over 200 local markets and daily information in 30 markets through set meters in the U.S. Nielsen Hispanic Television Index provides viewing measurement of national Hispanic audiences, while Nielsen Hispanic Station Index provides viewing measurement of local Hispanic audiences. Television audience research services based on techniques similar to those described above are also provided in Canada, Japan, Finland, Norway, Sweden, Australia, Columbia, Singapore and Turkey.

    Nielsen Media has maintained a strong leadership position, facing direct competition during 1993 from Arbitron in the local television measurement arena. Arbitron announced in October of 1993 that it would discontinue its syndicated broadcast and cable television ratings service as of December 31, 1993. Indirectly, on both a national and local basis, competition stems from other marketing research services offering product movement and television audience data and services. During 1993, Nielsen Media Research again expanded its local-market television services and continued to invest to enhance product value, technical competencies and data quality.

    Nielsen, IMS and Nielsen Media are subject to the usual risks inherent in carrying on business in certain countries outside the U.S., including currency fluctuations, possible nationalization,expropriation, price controls or other restrictive government actions. Management believes that the risk of nationalization or expropriation is reduced because its basic service is the delivery of information, rather than the production of products which require manufacturing or the use of natural resources.

                           RISK MANAGEMENT AND
                   BUSINESS MARKETING INFORMATION SERVICES

Dun & Bradstreet Information Services

    Dun & Bradstreet Information Services (DBIS) is the world's leading supplier of business-to-business risk management, credit and marketing information and decision-support services that build customers' profitability and sales. The division maintains operations in 34 countries, a data-collection network spanning nearly 200 nations and a database covering more than 32 million businesses worldwide. Its 1,200 business analysts and 2,000 support people gather information through face-to-face and telephone interviews. More than 200 million trade experiences are added to the Company's file annually. Suits, liens and judgments are also collected from more than 2,500 filing locations. And DBIS updates its information base continually--more than 620,000 times each business day. Its nine-digit D-U-N-S Number, endorsed by the United Nations as a standard business identifier for cross-border electronic data interchange, is a unique tool for establishing corporate family relationships worldwide. DBIS also provides receivables management services worldwide and credit insurance in the U.S. The business generates about 35 percent of its revenue outside the U.S., and is organized into three regions: North America, Europe/Middle East/Africa and Asia/Pacific/Latin America.


            Dun & Bradstreet Information Services North America

    Dun & Bradstreet Information Services North America provides business information, marketing information, receivable management and credit insurance services in the U.S. and Canada through U.S. Credit Information Services, Receivable Management Services, Business Marketing Services, American Credit Indemnity Company and Dun & Bradstreet Canada, which are described below.

U. S. Credit Information Services

    U. S. Credit Information Services (Credit Services) provides its customers with access to a database containing information on more than 10 million U.S. businesses. Its core product services include the Business Information Report, the Payment Analysis Report, reference books and customized computer-to-computer risk scoring systems. Value-added solutions are provided through Specialized Industry Services (Credit Advisory System, Dun's Underwriting Guide, Bankers Advisory Service), Business Development Services, Analytical Services and Monitoring Services. Customers can receive information in printed formats, by fax, by telephone via DunsDial access and delivery system, through DunsPrint's on-line service, by touch-tone telephone from DunsVoice (a computer-generated voice system developed by DunsGate), or by being directly linked by computer via the DunsLink access and delivery system. Subscribers to Credit Services (approximately 70,000 customers with more than 82,000 contracts in force throughout the U.S.) use this information in making decisions to extend credit, underwrite insurance, evaluate purchases, and make other financial and risk assessment decisions. Credit Services' largest customers are major manufacturers and wholesalers, insurance companies, banks and other credit and financial institutions.

    The Business Information Report contains commercial credit information on a specific business. This report includes the D&B Rating and the Paydex score, a numerical score of the company's past payment performance based on information in the Dun & Bradstreet database. This report also includes summary information and payment data, as well as financial, banking, historical and operational data. The Dun & Bradstreet Reference Book of American business published six times a year, contains listings on approximately 3 million businesses in the United States and Puerto Rico. The Dun & Bradstreet Rating, which reflects the credit and financial strength of a business, is included in the Business Information Report and the Dun & Bradstreet Reference Book of American Businesses. The Payment Analysis Report provides information on a company's payment record and includes the Paydex score,
historical trends and industry comparisons.   The Credit Advisory System
consolidates the most important information found in several reports in addition to providing the guidelines to specifically measure risk quality. D&B Express Service, accessible via an 800 number, provides companies that have an occasional need for business information with Business Information Reports and other products on specific companies. Credit Services also markets other specialized reports and business information.

    Credit Services is believed to be the largest commercial credit reporting agency in the world, but faces competition from in-house operations of businesses and other general and specialized credit reporting services.


Receivable Management Services

    Receivable Management Services (RMS) provides customers with a full range of accounts receivable management services, including third-party collection of accounts, letter demand services and receivable-outstanding programs. These services substitute and enhance the customer's own internal management of accounts receivable.

    RMS collects delinquent receivables primarily from commercial establishments on behalf of more than 50,000 customers, including commercial and insurance enterprises and government agencies. Collection services are provided throughout the U.S. with charges generally contingent upon collection. RMS also provides receivable control programs, letter demand services and customer training programs on a fixed-fee or contract basis.

    Certain states require that RMS, or in some instances an individual associate of RMS who is responsible for the conduct of the relevant operations in the respective state's area, be licensed in connection with collection operations. The laws under which such licenses are granted generally provide for annual license renewals, as well as denials, suspensions or revocations for improper actions or other disabilities.

    RMS is considered to be the leader in the commercial collection industry. RMS faces competition from numerous other commercial collection agencies, attorneys who receive claims directly from clients and companies that conduct commercial collections in-house. In addition, RMS faces potential competition from the expansion of large consumer agencies into the commercial marketplace.

Business Marketing Services

    DBIS provides marketing information services for business-to-business and educational marketers. Services include comprehensive information and related services used to plan, execute and evaluate the results of marketing programs; model, target and reach prospects; and track sales activities. This information is derived from a proprietary database covering more than 10 million businesses in the United States and millions more in over 200 countries. Information is delivered to businesses in print and on diskette, magnetic tape, CD-ROM and on-line formats.

    DBIS also publishes various business marketing reference directories including The Million Dollar Directory Series, Dun's Million Dollar Disc (on CD-ROM), America's Corporate Families and International Affiliates, Dun's Industrial Guide and the recently expanded Dun's Regional Business Directories, providing information about local businesses in 41 urban areas.

    Market Data Retrieval offers services that help businesses sell to the education market. The information provided includes course offerings, facilities, teachers and administrators in primary and secondary schools, school districts, preschools, libraries, colleges and universities.

    DBIS, while a market leader in the marketing information industry, faces competition from other data providers through competitive distribution channels, delivery formats and data quality enhancements.

American Credit Indemnity Company

    American Credit Indemnity Company (ACI) insures manufacturers, wholesalers and other businesses against excessive credit losses from commercial accounts. ACI also provides credit-risk management services for business credit-insurance policyholders. ACI's services are distributed through its own dedicated agency force with offices throughout the U.S. and Canada.

    ACI's policy terms are generally for twelve months. Coverage with respect to a particular credit risk being insured can be canceled at any time by ACI as to future shipments, upon notice to the policyholder.
Any debtor loss in excess of $500,000 up to $50,000,000 per debtor, and any policy loss in excess of $1,000,000 up to $6,000,000 per policy, are reinsured.

     A business credit insurance specialist since 1893, ACI enjoys a substantial market position with regard to credit insurance policies which are issued in the U.S. and Canada. Competition arises from other providers of business-credit insurance and from providers of other financial services such as factoring. At the same time, however, the potential market for credit insurance is not deeply penetrated by ACI or other credit insurers.

Dun & Bradstreet Canada

    Dun & Bradstreet Canada (D&B Canada) provides business information, marketing information and receivable-management services in Canada. In addition to credit reports on local and international businesses, D&B Canada publishes credit reference books.


    Dun & Bradstreet Information Services Europe/Middle East/Africa and
       Dun & Bradstreet Information Services Asia/Pacific/Latin America

    Dun & Bradstreet Information Services Europe/Middle East/Africa and Asia/Pacific/Latin America (DBIS Europe and Asia/Pacific/Latin America, respectively) opened their first overseas office in 1857 and today conduct operations in offices and branches located throughout Europe, Latin America, Africa, the Middle East, Asia, Japan and the Pacific Rim.

    DBIS Europe and Asia/Pacific/Latin America provide substantially the same business information, marketing information and receivable management services globally outside the United States and Canada as those provided by Dun & Bradstreet Information Services North America. The Business Information Report contains background and financial information on businesses located throughout the world obtained from D&B offices in the 34 countries where there are full operations and from D&B correspondents in 219 other countries. DBIS US and Asia/Pacific/Latin America's other major products or services include analytical tools to help improve business decisions, local and international credit-reference publications, marketing publications, marketing information systems, consumer-credit information, as well as receivable-management services. Customers can receive information through a direct link to the computer, in printed forms, by fax, on CD-ROM or through third parties.

    DBIS Europe and Asia/Pacific/Latin America's operations are subject to the usual risks inherent in carrying on business in certain countries outside of the U.S., including currency fluctuations, possible nationalization, expropriation, price controls, changes in the availability of data from public sector sources, or other restrictive government action. Management believes that the risk of nationalization or expropriation is reduced because its basic service is the delivery of information, rather than the production of products which require manufacturing facilities or the use of natural resources.

    DBIS Europe and Asia/Pacific/Latin America face competition from banks, credit insurance companies, application software developers and in-house operations of businesses as well as direct competition from businesses providing similar services. DBIS Europe is the largest single supplier of credit information services in Europe. The competition is primarily local and there are no competitors offering a comparable range of global services or capabilities as DBIS.

Moody's Investors Service, Inc.

    Moody's Investors Service, Inc. (Moody's) assigns ratings to fixed income securities and publishes a wide variety of business and financial information. Moody's business extends to over 60 countries and its customers include corporations, stockbrokers, governments, municipalities, banks, libraries, institutions and individuals.

    Moody's assigns ratings to various corporate and governmental obligations, Eurosecurities, structured finance transactions and commercial paper issuers, for which it charges most issuers a fee. At the end of 1993, Moody's had outstanding ratings on approximately 41,000 corporate and 46,000 municipal obligations. Corporate, municipal and government ratings are disseminated to the public through a variety of electronic and print media. A detailed description of both the issue which is rated and of the issuer, along with a summary of the rating rationale for the assignment of the specific rating, also appears in various Moody's publications.

    In addition to revenues derived from ratings, Moody's provides comprehensive historical and current business, financial, investment and marketing information on over 30,000 major U.S. and non-U.S. entities and on over 20,000 municipalities and governments and their securities. This information is available in eight Manuals and on CD-ROM, tapes and other electronic formats. The manuals are published annually and are supplemented by news reports issued on a weekly or twice-weekly basis. Moody's also publishes a variety of investment guides.


    Moody's international operations have continued to grow due to the expansion of international debt markets in recent years. Moody's maintains offices in eight countries outside of the U.S. Moody's non-U.S. operations are subject to the usual risks inherent in carrying on business in countries outside the U.S., including currency fluctuations, possible nationalization, expropriation, price controls and/or other restrictive government actions. Management believes that the risks of nationalization or expropriation are negligible. Moody's business is not solely dependent on non-U.S. office operations as these offices are supported by the intensive travel schedule of an internationally focused staff.

    As one of the two largest ratings agencies in the U.S., Moody's provides opinions on debt instruments and other obligations of both U.S. and non-U.S. issuers. Internationally, a large number of national and international ratings agencies have been created over the last several years as the value of the ratings process has become better understood and utilized abroad. However, Moody's believes that its long-standing reputation for high quality and its pre-eminent position in the marketplace leaves it well positioned to take advantage of the growth in ratable debt. Moody's publishing business is a viable competitor in the large and highly segmented print market for financial information. Moody's intends to maintain this well-established franchise in the print market through enhancements of its databases and by further expansion into the electronic market for financial information as a data provider. Moody's is registered as an investment adviser under the Investment Advisers Act of 1940 and the laws of a number of states.

Interactive Data Corporation

    Interactive Data Corporation's (Interactive) principal business is to provide securities information, including latest pricing and descriptive data, corporate actions and announcements for all types of securities, domestic and international. This information is delivered soon after close-of-market for securities accounting applications, including mutual fund and unit investment trust pricing. Interactive also provides investment analysis software and related computer services to financial organizations.

    Databases offered by Interactive include price, volume and other data on corporate equities and options, corporate bonds, U.S. Government and agency securities, municipal bonds and other securities, as well as company financial information such as revenues, earnings and assets. Financial data are available on more than 16,000 U.S. and non-U.S. companies, while securities data are available on more than 65,000 North American equity securities, as well as numerous North American government and municipal securities, and over 90,000 securities traded outside North America. Data are updated daily, monthly, quarterly or annually as new information becomes available. A wide range of database management and applications software is also offered to retrieve, manipulate, screen, download and analyze Interactive's and the customer's data.

    Delivery mechanisms available to suit individual customer's needs include direct mainframe-to-mainframe transmission, on-line telecommunication to a microcomputer or terminal and computer tape delivered to the customer by courier or mail. Services are distributed directly to end-user customers and by direct sales distributors of value-added applications and other data delivery companies.


    Interactive's services mainly target the banking, brokerage, insurance, mutual fund and money manager customer segments. End users include operations managers, money managers, portfolio managers, research analysts and pension fund sponsors.

    Interactive receives the data from public sources, under license agreements from other organizations which collect data and creates its own evaluations for delivery to customers. Although certain licenses are important to the business, Interactive believes that it could continue to conduct the business without these licenses, although at a greater expense.

    Interactive has three or four major competitors in each of its business lines. The principal areas of competition are in quality of service, primarily accuracy, quality of data, coverage, and price, and in the case of software, functionality.


                              SOFTWARE SERVICES

Dun & Bradstreet Software Services, Inc.

    Dun & Bradstreet Software Services, Inc. (D&B Software) is a worldwide leader in the marketplace for client/server and mainframe software for financial, human-resource, distribution and manufacturing applications and decision support.

    D&B Software products are installed throughout the world on a wide range of computer hardware platforms, including Data General, Digital Equipment Corporation, Fujitsu, Hewlett-Packard, IBM, ICL and SUN. The software is used to manage financial, human-resource, manufacturing, materials management activities and decision support capabilities. D&B Software's products consist of an extensive line of applications software packages for general businesses as well as related implementation and education services. In addition, D&B Software provides application tools which enable users to develop their own applications, link mainframe and microcomputers and perform sophisticated report writing.

    Revenues are derived primarily from sales of perpetual non-exclusive licenses to use D&B Software's products, annual maintenance fees for such products, and consulting services related to implementation of license products. Most of the license and services revenue is generated by a direct sales force. Maintenance fees and professional services currently comprise approximately 56% and 25% of D&B Software's revenues, respectively. Approximately 27% of total revenue is generated from operations outside of the U.S. In general, customers continue to demonstrate commitment to D&B Software's products by maintaining high levels of maintenance renewals.

    During 1993, D&B Software continued to enhance its three new product lines. First, Decision Support System (DSS) tools operating within D&B Software's SmartStream client/server environment were upgraded to deliver financial reporting capability and to support additional system environments. These enhanced products are designed to leverage investments in existing information systems by applying emerging technologies to gain better and faster access to information. Second, client/server financial applications -- Financial Stream -- were made available in the fourth quarter. The financial applications combine client/server computing and activity management capabilities to enable customers to improve productivity by re-engineering how they conduct business. Finally, in the fourth quarter of 1993, D&B Software announced enhancements of its UNIX financial applications, which were derived from existing products.

    D&B Software initiated a number of actions during 1993 in order to focus its capabilities on better serving its customers. Among these actions was the establishment of a worldwide customer support operation to significantly increase service levels. This, along with other actions, will yield productivity improvements resulting from the consolidation and transfer of certain activities from Europe and Asia Pacific to the U.S.

    D&B Software has strategic alliances with MicroSoft, Powersoft, Sybase and Cognos and incorporates software developed by alliance partners in its client/server DSS and application offerings. D&B Software also has strategic alliances with hardware vendors such as Data General, Hewlett-Packard, IBM, ICL, SUN and Digital Equipment Corporation. D&B Software incurs significant costs in enhancing its existing product line as well as developing new client/server applications. As the company continues to invest in and build technologically emerging client/server solutions, D&B Software will face new risks including the ability to build new client/server products and related after-market products, migrate customers to new applications and manage changes in capabilities required to install and support new products and manage strategic alliance relationships. Many customers are indicating that they intend to migrate from their existing mainframe applications to client/server solutions. However, the timing of this transition and the related impact on revenue is somewhat uncertain, influenced, in part, by the economy.

    D&B Software's non-U.S. operations are subject to the usual risks inherent in carrying on business in certain countries outside of the U.S., including currency fluctuations, possible nationalization, expropriation, price controls or other restrictive government actions. Management believes that the risk of nationalization or expropriation is reduced because its products are software and services, rather than the production of products which require manufacturing facilities or the use of natural resources.

    D&B Software faces numerous existing as well as potential competitors. Most competitors operate as niche players in particular segments of the marketplace. As in the past, D&B Software anticipates that the field of competitors will change dramatically, resulting from technological changes and shifts in customer needs. The management of D&B Software believes the quality of software and related customer support are the determining competitive factors in this industry.

Sales Technologies, Inc.

    Sales Technologies, Inc. (ST), a leader in the field of sales automation solutions, develops, installs and supports networked systems that enable organizations to improve sales-force effectiveness, productivity, communication and customer satisfaction.

    ST's products focus on managing sales-force opportunities. Designed to improve communication between corporate and field offices, ST products allow multiple personnel access to customer and prospect information--fully supporting the team-selling environment. Through a key feature called 'transactions,' synchronized net changes are communicated between corporate and field databases to ensure each individual is working with up-to-date information. As a market leader, ST provides customers with a unique combination of expertise in vertical industries, training, consulting, selling methodologies, implementation and roll-out. ST's services staff can also integrate many customers' existing applications.

    ST offers its customers competitive advantage in many areas, due to ST's organizational size, strength, alliances with key data providers and number of years in the sales automation business. In particular, the linkages with other Dun & Bradstreet databases are of increasing value to customers. ST also provides superior implementation, system integration, management consulting, user training, help desk, hardware repair and replacement, database design and facilities management services, resulting in turnkey solutions.

    Although there are hundreds of other sales automation niche vendors, ST believes its strength lies in working with its customers to provide a total, integrated solution to actual business problems in the pharmaceutical, consumer packaged foods, high-technology manufacturing and financial services industries, as well as other business-to-business markets.

Erisco, Inc.

    Erisco, Inc. (Erisco) develops and markets proprietary software applications and services used primarily in the administration of health care benefits. Its primary markets include managed-care organizations, insurance carriers, third party administrators and self-administered corporations. Erisco has successfully completed the first phase of its new Facets product, which has a targeted market of advanced managed-care organizations requiring client/server technology. Erisco faces competition from a variety of software vendors in both traditional indemnity, as well as the new managed-care markets. The current climate of health-care reform represents both an opportunity and some uncertainty, as the new complexion of health-care reform unfolds.


                         DIRECTORY INFORMATION SERVICES

The Reuben H. Donnelley Corporation

    The Reuben H. Donnelley Corporation (RHD) compiles, publishes or serves as sales and marketing representative of Yellow Pages and other directories for 18 telephone company clients throughout the U.S. RHD provides these services for more than 400 directories in 17 states and the District of Columbia, and is one of the largest marketers of yellow pages in the U.S. RHD serves the Yellow Pages marketing needs of 600,000 business and service organizations who purchase Yellow Pages advertising space in the U.S.

    Products include consumer and business-to-business Yellow Pages, neighborhood directories and street address directories. RHD Yellow Pages product and marketing enhancements include Talking Yellow Pages, Touch Four audiotex, expanded Community Action Pages, and Restaurant Menu Advertising Units.

    RHD acts in different capacities, depending upon specific contracts and markets. These capacities include sales agent, partner, proprietary publisher and publisher and/or compiler.

    Proprietary Operations publishes proprietary Yellow Pages directories in Delaware, Maryland, New Jersey, Pennsylvania, Virginia, the District of Columbia and California. The unit also participates in the management of directory activity of RHD's C-Don partnership with Commonwealth Cellular Telephone Services, Inc. to serve customers in northeastern Pennsylvania, and the directory activity of three joint venture agreements between RHD and North Pittsburgh Telephone Company, Conestoga Telephone and Telegraph, and Denver and Ephrata Telephone and Telegraph Company in Pennsylvania.

    NYNEX Operations manages the Directory Services Agreement with NYNEX Information Resources Company for customers in New York.

    Cincinnati Operations manages the Directory Services Agreement with Cincinnati Bell for customers in Ohio and northern Kentucky.

    Sprint Operations manages the CenDon partnership agreement and contracts with several of Sprint's operating subsidiaries to publish, manufacture and distribute classified telephone directories in Florida, Illinois, Nevada, North Carolina and Virginia. In addition, Sprint Operations manages the UniDon partnership agreement to serve customers and advertisers in central Florida markets.

    DonTech, a partnership between RHD and Ameritech is responsible for publishing directories throughout Illinois and northwestern Indiana. DonTech also sells and distributes "Money Savers" direct mail advertising coupons, publishes Street Address Directories in Illinois, Michigan and Indiana, and publishes and markets map books in Illinois. DonTech operates a fulfillment center which markets directories primarily throughout Illinois, Indiana, Michigan and Ohio.

    Thomson Directories, a partnership between Donnelley Directory, Ltd. and T.I.S. (Directories) Limited (The Thomson Corporation), is the largest independent publisher of Yellow Pages directories in the United Kingdom. In 1993, the unit published 141 directories.

    The units of RHD face increasing competition from other Yellow Pages publishers and other media, including newspapers, radio, direct mail and broadcast and cable television.


OTHER BUSINESS SERVICES

Dun & Bradstreet Plan Services, Inc.

    Dun & Bradstreet Plan Services, Inc., through its Plan Services, Inc. (PSI) unit, markets and administers health, dental, life, and disability insurance for individuals and small to medium-sized businesses throughout the U.S. PSI promotes the sale of various insurance plans through seminars, telemarketing, direct mail and personal contact with insurance agents around the country. As a third party administrator, PSI performs a variety of functions on behalf of insurance carriers that bear the insurance risk for the individual and small group products, and for companies that choose to self-insure their insurance programs. PSI's sales and marketing activities include assisting in product design, suggesting pricing strategies, identifying market opportunities, promoting the product, and providing sales assistance to agents that distribute the products. The administrative functions performed by PSI include underwriting and enrolling new cases, paying claims, billing and collecting premiums, and providing customer service. In addition, PSI helps manage claims costs through cost containment activities, including utilization review and medical case management.

    The market for PSI's products and services is employees of small to medium-sized businesses and individuals that do not receive health insurance benefits through their employers. The market is fragmented among many competitors, none of which has a significant share of the market. Competition in the health insurance market is based largely on price, but also depends on the level of product benefits, financial strength of the carrier and the quality and timeliness of service provided. In addition, the introduction of a government-mandated health care program could have a favorable or unfavorable impact, depending upon the terms of the program.

    Dun & Bradstreet Plan Services, Inc. also includes Dun & Bradstreet Pension Services, Inc., which provides pension administration and benefit consulting for small to medium-sized businesses, and Erisco, Inc., which is described in the Software Services section.

Gartner Group, Inc.

    Gartner Group, Inc. (Gartner Group) is the leading independent provider of subscription-based research and analysis of the computer hardware and software, communications and related technology industries (IT industry). Gartner Group's target customers are corporate and other large users of information technologies. These client organizations utilize Gartner Group's research and analysis for strategic planning of long-term information technology needs and as a basis for systems purchasing decisions. Gartner Group believes that its products can provide significant benefits to clients through more effective long-term planning, improved productivity, reduced costs and better terms from vendors. These services are also used by vendors of IT systems and products as a source of information on new markets, competitive products, buying trends and evolving market needs.

    Gartner Group's principal products are annually renewable subscription services, called Continuous Services, which, on an ongoing basis, highlight industry developments, review new products and technologies and analyze industry trends within a particular technology or market sector. There are currently 34 principal Continuous Services products, each of which addresses a specific technology or market sector. Each service is supported by a team of research staff members with substantial experience in the covered segment or topic of the IT industry. Revenues from Continuous Service products account for approximately 86% of annual revenue.

    Gartner Group's other revenues are derived from consulting, conferences, speaker engagement fees, publications and revenue pursuant to a research sharing agreement. Consulting clients typically consist of Continuous Services clients seeking focused advice on their individual strategic needs with regards to information technology.

    As of September 30, 1993, Gartner Group had over 11,000 client interfaces, defined as an individual IT professional at a client who receives directly from Gartner Group all printed materials relating to a particular Continuous Service. At such date, Gartner Group had an aggregate of approximately 3,700 client organizations, including 47 of the top 50 1992 Fortune 500 industrial companies. No single client organization accounted for more than 2% of revenues in fiscal 1993.

    In the United States, Gartner Group's distribution network has added to its direct sales force a network of independent sales representatives. In 25 countries outside of the United States, the market is addressed through a direct sales force, distributors and a joint venture. Sales to customers outside the United States constituted 36% of revenues in 1993. Gartner Group's non-U.S. operations are subject to the risks inherent in carrying on business in certain countries outside the U.S., including currency fluctuations, possible nationalization, expropriation, price controls or other restrictive government actions. Management believes that the risk of nationalization or expropriation is reduced because its products are services, rather than production of products which require manufacturing facilities or the use of natural resources.

    Gartner Group's products and services are subject to direct and indirect competition from other independent providers of similar services, as well as, internal marketing and planning organizations of its customers and other information providers, including electronic and print media companies and consulting firms, many of whom have substantially greater financial, information gathering and marketing resources than Gartner Group. In addition, although Gartner Group believes that it has established a significant market presence, there are few barriers to entry into the market and new competitors could readily seek to compete against Gartner Group in one or more market segments addressed by its Continuous Service products. Increased competition, direct and indirect, could adversely affect Gartner Group's operating results through pricing pressure and loss of market share.


NCH Promotional Services

    NCH Promotional Services (NCH) is a worldwide supplier of coupon processing and promotional-information management. NCH provides a range of promotional services including processing of coupons and coupon-related administration, research and analytical services for manufacturers and retailers both domestically and internationally. Internationally, NCH also provides a promotion service for manufacturer's coupon-and-cash-refund programs. NCH derives approximately 60% of its revenues from U.S. operations.

    Coupons are distributed throughout the U.S. in various forms of print media, in and on packages and through direct mail. Retailers of varying sizes are offered coupon processing services using laser scanning technology, Smartscan, to consolidate and ship all of their coupons, regardless of type or issuing manufacturer, to NCH where their coupons will be validated, scanned, counted, sorted and reimbursed to them in a single check. Various coupon activity reports are also supplied. Convenience and economy are furnished to the retailer. In turn, NCH consolidates shipments received from many retailers and bills the manufacturers, which reduces the manufacturers' coupon redemption cost and simplifies their coupon handling.

    Validation of coupon claims, timely payment and redemption activity report services are provided for manufacturers through NCH's Process 2000 System. A wide range of customized marketing reports are available in various data formats, which allows for manufacturers to receive financial and promotional information related to coupons processed in a format suited to their individual requirements.

    NCH's foreign operations are subject to the usual risks inherent in carrying on business in certain countries outside of the U.S., including currency fluctuations, possible nationalization, expropriation, price controls or other restrictive government actions. Management believes that the risk of nationalization or expropriation is reduced by the fact that its basic products are services and the delivery of information, rather than the production of products which require manufacturing facilities or the use of natural resources.

    NCH is believed to be the world's largest coupon processor and promotion-information supplier. Numerous rival coupon clearing houses, billing services, manufacturer redemption agents and manufacturers who handle their own redemption services provide competition. Competition in the retailer service business largely focuses on price. The manufacturer business competes on a combination of price and service, namely timeliness, misredemption control and redemption analysis. NCH provides the widest array of value added products in the industry for the analysis of redemption information.

Dataquest Incorporated

    Dataquest Incorporated (Dataquest) is a global market research and consulting company serving the high-technology and heavy-machinery sectors. The company is regionally organized into three business units:
North America, Europe and Asia. Its product lines fall into three primary categories: technology information, machinery information and conferences.

    Dataquest's Technology Information Group provides worldwide market coverage on the computer systems and peripherals, document management, semiconductors, services, software and telecommunications sectors of the information technology industry. Each of these six groups offers a wide range of products and services, including annual-subscription services, consulting and primary research, conferences, reports and newsletters.

    Dataquest's Machinery Information Group is one of the most complete information resources for a customer's management to gather working data on construction, mining, logging and the material-handling equipment industries.

    Dataquest's Invitational Computer Conferences Group (ICC) produces regional trade shows covering the areas of computer peripherals and computer connectivity.

    As a leader in high-technology market research, Dataquest faces direct competition from a few large competitors as well as a number of very small competitors and consultants. In addition, Dataquest faces indirect competition from companies that perform their own in-house market research.

D&B HealthCare Information

    D&B HealthCare Information was formed in 1993 to address new market opportunities in health-care information and decision-support services. In July, D&B HealthCare Information acquired Health Research Network, a provider of clinical information on the incidence and treatment of HIV/AIDS.

    D&B HealthCare was selected by the U.S. Centers  for Disease Control
(CDC) to create HIV/AIDS research studies. The studies will create a national database on AIDS-related conditions and trends in prevention and treatment. In January 1994 D&B HealthCare acquired Lexecon Health Service, Inc., the largest non-government supplier of patient outcome studies to U.S. health-care providers.

D&B Enterprises, Inc.

    D&B Enterprises, Inc. invests in emerging and established businesses in the information industry as a limited partner in Information Partners Capital Fund, a venture capital limited partnership.

                              RESOURCE GROUP

DunsNet

    DunsNet, the Company's private telecommunications network, delivers approximately 90% of the on-line services provided by the Company's divisions, among them DBIS North America, IMS International, Nielsen Media Research, Nielsen Marketing Research, Moody's Investors Service, D&B Software and DBIS Europe and Asia/Pacific/Latin America, to customers worldwide. Network service is established in four geographic areas: North America, South America, Europe and the Asia/Pacific encompassing 27 countries and over 300 cities, providing the Company's divisions with a shared, economical resource that facilitates expansion of international on-line services.

    DunsNet gives the Company direct control over the quality of the transmission of data and reduces associated costs. DunsNet also supports the Company's data-collection activities. Its DunsMail service provides global delivery of business correspondence via electronic mail. (Costs are included in all five business segments.)

DunsGate

    DunsGate is the corporate resource organization that helps the Company's divisions develop and maintain advanced electronic distribution systems that give customers easier, faster and more effective access to the Company's products. In 1993, DunsGate-operated gateways, in the U.S., United Kingdom, Canada and Australia, supported customer access to risk-management and marketing information products through systems that utilize electronic voice response, facsimile and personal computers. (Costs are included in Risk Management and Business Marketing Information Services and Other Business Services.)

DunsCenter

    DunsCenter is a corporate resource unit that provides MVS-based data processing services, particularly for accounting, finance and human resource applications, solely to internal divisions nationwide. DunsCenter provides MVS-based Millennium financial software for General Ledger, Accounts Payable, Accounts Receivable, Fixed Assets, Payroll and Human Resources applications. DunsCenters' information systems staff support all of the Millennium financial products applications currently running on DunsCenter's Amdahl mainframe platform.

    The names of the Company's products are trademarks or registered trademarks of The Dun & Bradstreet Corporation or one of its subsidiaries.

ITEM 2.  PROPERTIES[DJV1]

    The principal properties of the Company, by business segment, are set forth below.

    The executive offices of The Dun & Bradstreet Corporation are located at 200 Nyala Farms, Westport, Connecticut, and 299 Park Avenue, New York, New York, in leased facilities.

    Property of the Company is geographically distributed to meet sales and operating requirements worldwide. The properties of the Company are generally considered to be both suitable and adequate to meet current operating requirements and virtually all space is being utilized.

Marketing Information Services

    Owned properties located within the U.S. include nine facilities. Three properties are located in Omaha, Nebraska and one property each in Dunedin, Florida; Fond du Lac, Wisconsin; Northbrook, Illinois; Totowa, New Jersey; Plymouth Meeting and West Norriton, Pennsylvania.

    Owned properties located outside the U.S. include twelve facilities: two properties in Lisbon, Portugal; and one property each in Toronto, Canada; Oxford, England; Lucerne, Switzerland; Espoo, Finland; Mexico City, Mexico; Buenos Aires, Argentina; Crows Nest and Artarmon,
Australia; Innsbruck, Austria; and Pinner, England.

    The operations of this segment are also conducted from forty-eight leased offices located throughout the U.S. and ninety-four non-U.S. locations.

Risk Management and Business Marketing Information Services

    Owned properties located within the U.S. include two office buildings in Berkeley Heights, New Jersey and one each in Murray Hill and Parsippany, New Jersey and New York, New York.

    Owned properties located outside the U.S. are located in Curitiba, Rio de Janeiro and Sao Paulo, Brazil; Buenos Aires, Argentina; Mexico City, Mexico; Caracas and Maracaibo, Venezuela; High Wycombe, England; and ten properties throughout Italy. The operations of this segment are also conducted from 142 leased offices located throughout the U.S. and 110 non-U.S. office locations.

Software Services

    Operations are conducted from thirty-eight leased offices located throughout the U.S. and twenty-seven non-U.S. office locations.

Directory Information Services

    Owned property located within the U.S. consists of an office building in Terre Haute, Indiana. Operations are also conducted from forty-five leased offices located throughout the U.S.

Other Business Services

    Owned properties located within the U.S. include three facilities: one each in San Jose, California; Clinton, Iowa; and El Paso, Texas.

    Owned properties located outside the U.S. include six properties in Mexico and one facility each in Saint John, N.B. , Canada and Corby, England.

    The operations of this segment are also conducted from thirty-one leased offices located throughout the U.S. and thirty non-U.S. office locations.

Resource Group

    Owned property within the U.S. include one building in Wilton, Connecticut. Operations are also conducted from fourteen leased office locations throughout the U.S. and two non-U.S. office locations.

ITEM 3. LEGAL PROCEEDINGS

    Reference is made to Note 12 of Notes to Consolidated Financial Statements on Page 29 of the 1993 Annual Report, which is incorporated herein by reference.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    Not applicable.

 EXECUTIVE OFFICERS OF THE REGISTRANT*

    Officers are elected by the Board of Directors to hold office until their respective successors are chosen and qualified.

    Listed below are the executive officers of the registrant at March 1, 1994 and brief summaries of their business experience during the past five years.

Name                            Title                               Age
- ----                            -----                               ---
Charles W. Moritz          Chairman**                               57
Robert E. Weissman         President and Chief Executive Officer**  53
Edwin A. Bescherer, Jr.    Executive Vice President-Finance         60
                             and Chief Financial Officer
Serge Okun                 Executive Vice President                 47
Volney Taylor              Executive Vice President**               54
Michael F. Brewer          Senior Vice President-                   50
                             Communications & Government Affairs
David Fehr                 Senior Vice President                    58
John J. Fitzpatrick        Senior Vice President-Human Resources    54
William G. Jacobi          Senior Vice President                    50
Robert J Lievense          Senior Vice President                    48
Charles F. G. Raikes       Senior Vice President                    63
                             and General Counsel
Dennis G. Sisco            Senior Vice President                    47
Richard B. Williams        Senior Vice President-                   48
                             Corporate Strategy
Thomas W. Young            Senior Vice President and Controller     55


 * Set forth as a separate item pursuant to Items 401(b) and (e) of Regulation S-K.

** Member of the Board of Directors.

    Mr. Moritz was elected Chairman and Chief Executive Officer of
The Dun & Bradstreet Corporation (Dun & Bradstreet), effective January 1, 1985; he relinquished the title of Chief Executive Officer, effective January 1, 1994.

    Mr. Weissman was elected President and Chief Executive Officer of Dun & Bradstreet, effective January 1, 1994; he had been elected
President and Chief Operating Officer, effective January 1, 1985.

    Mr. Bescherer was elected Executive Vice President-Finance of Dun & Bradstreet, effective June 17, 1987 and, in addition, Chief Financial Officer, effective April 18, 1984.

    Mr. Okun was elected Executive Vice President of Dun & Bradstreet, effective July 21, 1993; he had been elected Corporate Senior Vice President, effective July 17, 1991. He also serves as President and Chief Executive Officer of A. C. Nielsen Company, to which offices he was elected, effective July 26, 1993, and as President and Chief Executive Officer of I.M.S. International, Inc., to which offices he was elected, effective May 26, 1988.

    Mr. Taylor was elected Executive Vice President of Dun & Bradstreet, effective February 1, 1982. He also serves as Chairman of Dun & Bradstreet Information Services, to which position he was appointed, effective January 1, 1991, and as President of Dun & Bradstreet, Inc. and President of Dun & Bradstreet International, Ltd., to which offices he was elected, effective January 1, 1991. He had also served through February 4, 1990 as President of The Reuben H. Donnelley Corporation, to which office he was elected, effective January 1, 1988.

    Mr. Brewer was elected Senior Vice President-Communications &
Government Affairs of Dun & Bradstreet, effective March 15, 1993; he had been elected Vice President-Government Affairs, effective January 1, 1987.

    Mr. Fehr was elected Senior Vice President of Dun & Bradstreet, effective January 1, 1985.

    Mr. Fitzpatrick was elected Senior Vice President-Human Resources of Dun & Bradstreet, effective July 21, 1993; he had been elected
Senior Vice President-Human Resources Administration, effective
September 1, 1987.

    Mr. Jacobi was elected Senior Vice President of Dun & Bradstreet, effective July 21, 1993. Prior thereto, he had served as President & Chief Operating Officer of Nielsen Media Research (January 1, 1991) and as Executive Vice President of Nielsen Media Research (March 1, 1989). He had also served through February 28, 1989 as Senior Vice President-Planning & Acquisitions of Dun & Bradstreet, to which office he was elected, effective June 17, 1987.

    Mr. Lievense was elected Senior Vice President of Dun & Bradstreet, effective July 21, 1993. He also serves as Chairman of The Reuben H. Donnelley Corporation, to which office he was elected, effective July 26, 1993. Previously he had served through July 20, 1993 as Chairman of Dataquest Incorporated (September 1, 1991) and as President of NCH Promotional Services, Inc. (July 27, 1990). He had also served through December 31, 1990 as President of Nielsen Clearing House Division of
A. C. Nielsen Company (June 25, 1989). Prior thereto, he had served as Senior Vice President-Manufacturing & Engineering of the Mrs. Smith's Frozen Foods Division of the Kellogg Company (August, 1987).

    Mr. Raikes was elected Senior Vice President and General Counsel of Dun & Bradstreet, effective January 21, 1976.

    Mr. Sisco was elected Senior Vice President of Dun & Bradstreet, effective July 21, 1993. He also serves as President of D&B
Enterprises, Inc., to which office he was elected, effective December 18, 1988, and as Chairman of Dataquest Incorporated, to which office he was elected, effective July 26, 1993.

    Mr. Williams was elected Senior Vice President-Corporate Strategy of Dun & Bradstreet, effective October 1, 1990. Prior thereto, he had served with Unisys Corporation as Vice President-Marketing, U.S. (September 6, 1989) and as Vice President-Corporate Strategy (December 19, 1988).

    Mr. Young was elected Senior Vice President and Controller of Dun & Bradstreet, effective April 15, 1992; he had been elected Vice
President and Controller, effective November 20, 1985.

                                 PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

    Information in response to this Item is set forth under Common Stock Information in the "Financial Review" on Page 16 of the 1993 Annual Report, which information is incorporated herein by reference.

ITEM 6. SELECTED FINANCIAL DATA

    Selected financial data required by this Item is incorporated herein by reference to the information relating to the years 1989 through 1993 set forth in the "Ten-Year Selected Financial Data" on Pages 34 and 35 of the 1993 Annual Report.

ITEM 7.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    Information in response to this Item is set forth in the "Financial Review" on Pages 13 to 16 of the 1993 Annual Report, which information is incorporated herein by reference.

ITEM 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    See Index to Financial Statements and Schedules under Item 14 on
Page 19.

ITEM 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    Not applicable.


                               PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    Information in response to this Item is incorporated herein by reference to the section entitled "Election of Directors" in the Company's proxy statement dated March 11, 1994 filed with the Securities and Exchange Commission, except that "Executive Officers of the Registrant" on Pages 16 and 17 of this report responds to Item 401(b) and (e) of Regulation S-K.

ITEM 11.    EXECUTIVE COMPENSATION

    Information in response to this Item is incorporated herein by reference to the section entitled "Compensation of Executive Officers and Directors" in the Company's proxy statement dated March 11, 1994 filed with the Securities and Exchange Commission.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
            MANAGEMENT

    Information in response to this Item is incorporated herein by reference to the section entitled "Security Ownership of Management and Others" in the Company's proxy statement dated March 11, 1994 filed with the Securities and Exchange Commission.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Information in response to this Item is incorporated herein by reference to the section entitled "Security Ownership of Management and Others" in the Company's proxy statement dated March 11, 1994 filed with the Securities and Exchange Commission.

                                   PART IV

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM
            8-K

(a) List of documents filed as part of this report.
   (1)    Financial Statements
          See Index to Financial Statements and Schedules on Page 21.
   (2)    Financial Statement Schedules.
          See Index to Financial Statements and Schedules on Page 21.
   (3)    Other Financial Information.
          Performance and Outlook, 1993.
          Ten Year Selected Financial Data.
   (4)    Exhibits.
          See Index to Exhibits on Pages 26 to 28, which indicates which Exhibits are management contracts or compensatory plans required to be filed as Exhibits. Only responsive information appearing on Pages 6 to 12 and 24 to 45 to Exhibit D is incorporated herein by reference, and no other information appearing in Exhibit D is or shall be deemed to be filed as part of this Form 10-K.

(b) Reports on Form 8-K.
      None.

                              SIGNATURES
                              ----------


    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   THE DUN & BRADSTREET CORPORATION
                                          (Registrant)

                                    By:  CHARLES W. MORITZ
                                    ___________________________
                                         (Charles W. Moritz,
                                      Chairman of the Board)

                                    By:  ROBERT E. WEISSMAN
                                    ___________________________
                                          (Robert E. Weissman,
                                        President and Chief
                                         Executive Officer)


                                    By:  EDWIN A. BESCHERER, JR.
                                    ___________________________
                                          (Edwin A. Bescherer,Jr.
                                    Executive Vice President-Finance
                                      and Chief Financial Officer)

                                    By:  THOMAS W. YOUNG
                                    ___________________________
                                         (Thomas W. Young,
                                      Senior Vice President
                                       and Controller)


Date: March 25, 1994


    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

     HALL ADAMS, JR.                     JOHN R. MEYER
______________________________  ______________________________
 (Hall Adams, Jr., Director)        (John R. Meyer, Director)


 CLIFFORD L. ALEXANDER, JR.           CHARLES W. MORITZ
______________________________  ______________________________
 (Clifford L. Alexander, Jr.,    (Charles W. Moritz, Director)
   Director)


   KINGMAN DOUGLASS                   JAMES R. PETERSON
______________________________  ______________________________
 (Kingman Douglass, Director)    (James R. Peterson, Director)


    MARY JOHNSTON EVANS               MICHAEL R. QUINLAN
______________________________  ______________________________
(Mary Johnston Evans, Director)  (Michael R. Quinlan, Director)


      ROBERT A. HANSON                  VOLNEY TAYLOR
______________________________  ______________________________
 (Robert A. Hanson, Director)      (Volney Taylor, Director)


      ROBERT J. LANIGAN               ROBERT E.WEISSMAN
______________________________  ______________________________
 (Robert J. Lanigan, Director)   (Robert E. Weissman, Director)


    VERNON R. LOUCKS, JR.
______________________________
(Vernon R. Loucks, Jr., Director)


Dated: March 25, 1994

                  INDEX TO FINANCIAL STATEMENTS AND SCHEDULES

FINANCIAL STATEMENTS:

The Company's consolidated financial statements, the notes thereto and the related report thereon of Coopers & Lybrand, independent public accountants, for the years ended December 31, 1993, 1992 and 1991, appearing on Pages 17 to 35 of the accompanying 1993 Annual Report, are incorporated by reference into this Annual Report on Form 10-K (see below). The additional financial data indicated below should be read in conjunction with such consolidated financial statements.

                                                                 Page
                                                      __________________________
                                                         10-K       1993 Annual
                                                                       Report
                                                      _____________ _____________
Report of Independent Public Accountants                      F-19          17
Statement of Management Responsibility for Financial          F-20          18
  Statements
As of December 31, 1993 and 1992:
  Consolidated Statement of Financial Position            F-22 to F-23      19
For the years ended December 31, 1993, 1992 and 1991:
  Consolidated Statement of Income                            F-21          18
  Consolidated Statement of Cash Flows                        F-24          20
  Consolidated Statement of Shareowners' Equity               F-25          21
  Notes to Consolidated Financial Statements              F-26 to F-44   22-33
Quarterly Financial Data (Unaudited) for the years ended
  December 31, 1993 and 1992                                  F-44          33
Management's Discussion and Analysis
  of Financial Condition and Results of Operations        F-12 to F-18   13-16
Other financial information:
  Performance and Outlook, 1993                           F-1 to F-11     5-12
  Ten year selected financial data                            F-45       34-35


SCHEDULES:
  Report of Independent Public Accountants                     22          17

  The Dun & Bradstreet Corporation and Subsidiaries:

 VIII  - Valuation and Qualifying Accounts for the years ended
          December 31, 1993, 1992 and 1991.................... 23           -
 IX    - Short-term Borrowings for the years ended
          December 31, 1993, 1992 and 1991.................... 24           -
 X     - Supplementary Income Statement Information for
          years ended December 31, 1993, 1992 and............. 25           -


    Schedules other than those listed above are omitted as not required or inapplicable or because the required information is given in the financial statements, including the notes thereto.


                     REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareowners and the Board of Directors of The Dun & Bradstreet Corporation:

Our report on the consolidated financial statements of The Dun & Bradstreet Corporation as of December 31, 1993 and 1992, and for the years ended December 31, 1993, 1992 and 1991, has been incorporated by reference in this Form 10-K from page 17 of the 1993 Annual Report of The Dun & Bradstreet Corporation. In connection with our audits of such financial statements, we have also audited the related financial statement schedules listed in the index on page 21 of this Form 10-K.

In our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.




                                             COOPERS & LYBRAND


Stamford, Connecticut

January 27, 1994

                                                                          SCHEDULE VIII



                         THE DUN & BRADSTREET CORPORATION AND SUBSIDIARIES

                         SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS
                          for the years ended December 31, 1993, 1992, 1991
                                              (In millions)

___________________________________________________________________________________________
         COL. A                              COL. B      COL.C       COL. D        COL. E
___________________________________________________________________________________________
                                                       Additions
                                            Balance    Charged to                  Balance
                                            Beginning  Costs and                    at End
       Description                          of Period  Expenses    Deductions(a)  of Period
       ___________                          _________  ___________ _____________  _________
ALLOWANCE FOR DOUBTFUL ACCOUNTS:
    For the Year Ended December 31, 1993...  $  82.4    $  42.2      $  45.4       $  79.2
                                             =======    =======      =======       =======
    For the Year Ended December 31, 1992...  $  69.8    $  64.5      $  51.9       $  82.4
                                             =======    =======      =======       =======
    For the Year Ended December 31, 1991...  $  68.8    $  48.2      $  47.2       $  69.8
                                             =======    =======      =======       =======


NOTE:
     (a) Represents primarily the charge-off of uncollectible accounts for which a reserve was provided.



                                                                          SCHEDULE IX



                         THE DUN & BRADSTREET CORPORATION AND SUBSIDIARIES

                                 SCHEDULE IX - SHORT-TERM BORROWINGS
                          for the years ended December 31, 1993, 1992, 1991
                                      (Dollar amounts in millions)

__________________________________________________________________________________________________________
         COL. A                                COL.B      COL.C         COL.D        COL.E          COL.F
__________________________________________________________________________________________________________
                                                                     Maximum       Average       Weighted
                                                       Weighted      Amount        Amount        Average
                                             Balance    Balance    Outstanding   Outstanding      Interest
    Category of Aggregate                    at End      at End     During the   During the   Rate During
    Short-term Borrowings                   of Period  of Period     Period        Period      the Period
    _____________________                   _________  ___________ _____________  _________   ____________

Year Ended December 31, 1993:
     Banks(C)                                $   6.2       14.75%    $  27.1       $   9.9           9.82%
     Commercial Paper(D)                     $  82.9        3.22%    $ 123.3       $  61.7           3.37%
Year Ended December 31, 1992:
     Banks(C)                                $  10.5        8.86%    $  42.7       $  17.8           8.15%
     Commercial Paper(D)                     $ 117.8        3.33%    $ 241.5       $ 112.0           4.81%
Year Ended December 31, 1991:
     Banks(C)                                $  13.4        8.14%    $ 113.4       $  52.9           9.41%
     Commercial Paper(D)                     $ 172.3        4.79%    $ 229.0       $ 120.5           6.06%
__________________

(A) The average amounts outstanding were calculated using daily balances for commercial paper and monthly balances for notes payable to banks.

(B) The weighted average interest rates were calculated by dividing the interest expense for the year for such borrowings by the average amounts outstanding during the period.

(C) Bank obligations consist principally of notes payable to banks in Latin America and Europe.

(D) Represents commercial paper supported by short-term borrowing agreements with several U.S. banks.



                                                          SCHEDULE X



               THE DUN & BRADSTREET CORPORATION AND SUBSIDIARIES

             SCHEDULE X - SUPPLEMENTARY INCOME STATEMENT INFORMATION
                for the years ended December 31, 1993, 1992, 1991
                                  (In millions)

______________________________________________________________________
        COL. A                                    COL.B
______________________________________________________________________
                                           Charged to Costs and
                                         Expenses for the years ended
       Item                                       December 31,
    _________                         ________________________________
                                           1993        1992       1991
                                          _____       _____      _____

Maintenance & Repairs.................    $69.7       $76.5      $77.1
                                          =====       =====      =====




All other items are omitted as such amounts are each less than one percent of consolidated operating revenue or have been disclosed in the consolidated financial statements.

                                      STATEMENT OF DIFFERENCES

The section symbol shall be expressed as SS.


INDEX TO EXHIBITS


Regulation S-K                                                         Exhibit to
Exhibit Number                                                         this Report
______________                                                         ____________
(3)  Articles of Incorporation and By-laws.
    (a) Restated Certificate of Incorporation of The Dun &
        Bradstreet Corporation dated June 15, 1988 (incorporated
        herein by reference to Exhibit 4(a) to Registrant's
        Registration No. 33-25774 on Form S-8 filed November 25, 1988).
(b)By-laws of Registrant dated December 15, 1993......................   Exhibit E**
(4)  Instruments Defining the Rights of Security Holders, Including
     Indentures.
        Not Applicable.
(9)  Voting Trust Agreement.
        Not Applicable.
(10) Material Contracts. (All of the following documents,
     except for items (v) and (w), are management
     contracts or compensatory plans or arrangements required to be filed pursuant to Item 14(c).)
    (a) Retirement Plan for Directors of Registrant, as amended
        December 19, 1990 (incorporated herein by reference to Exhibit E to Registrant's Annual Report on Form 10-K for the year ended
        December 31, 1990, file number 1-7155, filed March 27, 1991).
    (b) Nonfunded Deferred Compensation Plan for Non-Employee Directors
        of Registrant, as amended April 21, 1993.......................   Exhibit F**
    (c) Pension Benefit Equalization Plan adopted October 17, 1990
       (incorporated herein by reference to Exhibit G to Registrant's
        Annual Report on Form 10-K for the year ended December 31, 1990, file number 1-7155, filed March 27, 1991).
    (d) Profit Participation Benefit Equalization Plan adopted October
        17, 1990 (incorporated herein by reference to Exhibit H to
        Registrant's Annual Report on Form 10-K for the year ended
        December 31, 1990, file number 1-7155, filed March 27, 1991).
    (e) 1982 Key Employees Stock Option Plan for Registrant and
        Subsidiaries, as amended July 17, 1991 (incorporated herein by reference to Exhibit E to Registrant's Annual Report on
        Form 10-K for the year ended December 31, 1991, file number
        1-7155, filed March 26, 1992)
    (f) 1991 Key Employees Stock Option Plan for Registrant and
        Subsidiaries, adopted April 16, 1991 (incorporated herein
        by reference to Exhibit 28(a) to Registrant's Registration
        No. 33-44551 on Form S-8, filed December 18, 1991).
    (g) Ten-Year Incentive Stock Option Agreement (incorporated herein by reference to Exhibit 28(b) to Registrant's Registration No.
        33-44551 on Form S-8, filed December 18, 1991).
    (h) Ten-Year Non-Qualified Stock Option Agreement (incorporated herein by reference to Exhibit 28(c) to Registrant's
        Registration No. 33-44551 on Form S-8, filed December 18, 1991).
    (i) Stock Appreciation Rights Agreement relating to Incentive
        Stock Options (incorporated herein by reference to Exhibit
        28(d) to Registrant's Registration No. 33-44551 on Form S-8,
        filed December 18, 1991).
    (j) Stock Appreciation Rights Agreement relating to Non-Qualified
        Stock Options (incorporated herein by reference to Exhibit
        28(e) to Registrant's Registration No. 33-44551 on Form S-8,
        filed December 18, 1991).





Regulation S-K                                                         Exhibit to
Exhibit Number                                                         this Report
______________                                                         ____________
     (k)Limited Stock Appreciation Rights Agreement relating to
        Incentive Stock Options (incorporated herein by reference
        to Exhibit 28(f) to Registrant's Registration No. 33-44551
        on Form S-8, filed December 18, 1991).
     (l)Limited Stock Appreciation Rights Agreement relating to
        Non-Qualified Stock Options (incorporated herein by reference to Exhibit 28(g) to Registrant's Registration No. 33-44551 on
        Form S-8, filed December 18, 1991).
     (m)1982 Key Employees Performance Unit Plan for Registrant and
        Subsidiaries, as amended December 18, 1991 (incorporated
        herein by reference to Exhibit F to Registrant's Annual Report on Form 10-K for the year ended December 31, 1991, file number
        1-7155, filed March 26, 1992).
     (n)Corporate Management Incentive Plan, effective January 1, 1990
       (incorporated herein by reference to Exhibit J to Registrant's
        Annual Report on Form 10-K for the year ended December 31, 1989, file number 1-7155, filed March 26, 1990).
     (o)1989 Key Employees Restricted Stock Plan for Registrant and
        Subsidiaries, as amended July 19, 1989 (incorporated herein by reference to Exhibit K to Registrant's Annual Report on Form
        10-K for the year ended December 31, 1989, file number 1-7155, filed March 26, 1990).
     (p)Restricted Stock Agreement (incorporated herein by reference to
        Exhibit L to Registrant's Annual Report on Form 10-K for the
        year ended December 31, 1989, file number 1-7155, filed March
        26, 1990).
     (q)Performance-Based Restricted Stock Agreement...................   Exhibit G**
     (r)Form of Change-in-Control Severance Agreement, approved July
        19, 1989 (incorporated herein by reference to Exhibit M to
        Registrant's Annual Report on Form 10-K for the year ended
        December 31, 1989, file number 1-7155, filed March 26, 1990)
     (s)Supplemental Executive Benefit Plan, as amended October
        17, 1990 (incorporated herein by reference to Exhibit J
        to Registrant's Annual Report on Form 10-K for the year
        ended December 31, 1990, file number 1-7155, filed
        March 27, 1991)
     (t)IMS International, Inc. Executive Pension Plan, dated
        November 5, 1987 (incorporated herein by reference to
        Exhibit E to Registrant's Annual Report on Form 10-K for
        the year ended December 31, 1992, file number 1-7155, filed
        March 25, 1993)
     (u)IMS International, Inc. Long-Term Incentive Compensation
        Plan, as amended April 19, 1991 (incorporated herein by
        reference to Exhibit F to Registrant's Annual Report on Form
        10-K   for the year ended December 31, 1992, file number
        1-7155, filed March 25, 1993).
     (v)Agreement of Limited Partnership of D&B Investors L.P.,
        dated as of October 14, 1993...................................   Exhibit H**
     (w)Purchase Agreement and Purchase Agreement Amendment dated
        October 14, 1993.among D&B Investors L.P., and other parties...   Exhibit I**
(11) Statement Re Computation of Per Share Earnings.
        Computation of Earnings Per Share of Common Stock on a Fully
        Diluted Basis..................................................   Exhibit A**
(12) Statement Re Computation of Ratios.
        Not applicable.
(13) Annual Report to Security Holders.
        1993 Annual Report.............................................   Exhibit D**
(18) Letter Re Change in Accounting Principles.
        Not applicable.
(19) Previously Unfiled Documents.
        Not applicable
(21) Subsidiaries of the Registrant.
        List of Active Subsidiaries as of January 31, 1994.............   Exhibit B**
(22) Published Report Regarding Matters Submitted to a Vote
     of Security Holders.
        Not applicable
(23) Consents of Experts and Counsel.
        Consent of Independent Certified Public Accountants............   Exhibit C**




Regulation S-K                                                         Exhibit to
Exhibit Number                                                         this Report
______________                                                         ____________
(24) Power of Attorney.
        Not applicable.
(28) Information from Reports Furnished to State Insurance Regulatory
     Authorities.
        Not applicable.
(99) Additional Exhibits.
        Not applicable.



*Not included in this document
**Filed electronically







{PAGE \# "'Page: '#'
'"|Page: 41
}[DJV1] ALL ENTRIES WHICH HAVE BEEN UPDATED ARE IN BOLD PRINT.