Form 10-Q
period 1994-03-31
DUN & BRADSTREET CORP
filed 1994-05-12
CIK 30419

[TEXT]




               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                            FORM 10-Q


(X)Quarterly Report Pursuant to Section 13 or 15(d) of the
   Securities Exchange Act of 1934

For the quarterly period ended        March 31, 1994
                                      --------------
                                 OR

( )Transition Report Pursuant to Section 13 or 15(d) of the
   Securities Exchange Act of 1934

For the transition period from __________ to _________

Commission file Number     1-7155
                           ------
                The Dun & Bradstreet Corporation
(Exact name of registrant as specified in its charter)

    Delaware                           13-2740040
(State of Incorporation)            (I.R.S. Employer
                                   Identification No.)

200 Nyala Farms, Westport, CT                  06880
(Address of principal executive offices)     (Zip Code)

Registrant's telephone number, including area code:
(203) 222-4200

     Indicate by check mark whether the registrant(1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  YES [X]        NO [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                                                Shares Outstanding
           Title of Class                       at April 29, 1994
           ______________                       ___________________
            Common Stock,
       par value $1 per share                       170,042,876


                       THE DUN & BRADSTREET CORPORATION

                       INDEX TO FORM 10-Q

PART I. FINANCIAL INFORMATION                                        PAGE
Item 1. Financial Statements
Condensed Consolidated Statement of Income (Unaudited)                3
      Three Months Ended March 31, 1994 and 1993

Condensed Consolidated Statement of Cash Flows (Unaudited)            4
      Three Months Ended March 31, 1994 and 1993

Condensed Consolidated Statement of Financial Position (Unaudited)    5
      March 31 1994 and December 31, 1993

Notes to Condensed Consolidated Financial Statements (Unaudited)     6-9

Item 2. Management's Discussion and Analysis of Financial            9-12
      Condition and Results of Operations


PART II.  OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K                              12


SIGNATURES                                                            13





Part l.  FINANCIAL INFORMATION
______________________________
Item l.  FINANCIAL STATEMENTS

THE DUN & BRADSTREET CORPORATION
Condensed Consolidated Statement of Income (Unaudited)
(In thousands except per share amounts)
                                                   Three Months Ended
                                                         March 31
                                                  ________________________
                                                  1994            1993
                                                  ________________________
Operating Revenue                               $1,099,225     $1,071,405
Operating Costs, Selling and
  Administrative Expenses                          939,406        930,917
                                                 __________     __________
Operating Income                                   159,819        140,488

Interest Income - Net                                3,970          5,580
Other (Expense) Income - Net                       (11,959)           824
                                                 __________     __________
Non-Operating (Expense) Income - Net                (7,989)         6,404

Income Before Provision for Taxes and Cumulative
  Effect of Changes in Accounting Principles       151,830        146,892

Provision for Income Taxes                          43,120         41,717
                                                 __________     __________
Income Before Cumulative Effect of Changes in
  Accounting Principles                            108,710        105,175

Cumulative Effect to January 1, 1993, of Changes in Accounting Principles:

  -SFAS No. 106, "Employers' Accounting for
    Postretirement Benefits Other Than Pensions,"
    Net of Income Tax Benefits of $93,730                -       (140,596)
  -SFAS No. 112, "Employers' Accounting for
    Postemployment Benefits," Net of Income Tax
    Benefits of $150,000                                 -       (250,000)
                                                 __________     __________
Net Income (Loss)                                 $108,710      $(285,421)
                                                 ==========     ==========

Earnings Per Share of Common Stock:

   Before Cumulative Effect of Changes in
    Accounting Principles                           $0.64          $0.59

   -SFAS No. 106, "Employers' Accounting for
    Postretirement Benefits Other Than Pensions,"       -          (0.79)
  -SFAS No. 112, "Employers' Accounting for
    Postemployment Benefits,"                           -          (1.40)
                                                 __________     __________
  Net Income (Loss)                                 $0.64         $(1.60)
                                                 ==========     ==========
Dividends Paid Per Share of Common Stock            $0.61          $0.57
                                                 ==========     ==========

Average Number of Shares Outstanding               170,155        178,259

See accompanying notes to the condensed consolidated financial statements (unaudited).


                                -3-



The Dun & Bradstreet Corporation
Condensed Consolidated Statement
of Cash Flows (Unaudited)

                                             Three Months Ended March 31
                                                 1994           1993
(Amounts in thousands)
___________________________________________________________________________

Cash Flows from Operating Activities:
Net Income(Loss)                                $108,710        $(285,421)
Reconciliation of Net Income(Loss) to Net Cash
 Provided by Operating Activities:
  Cumulative Effect of Changes in Accounting Principles:
    Postretirement benefits other than pensions        0          140,596
    Postemployment benefits                            0          250,000
  Depreciation and Amortization                  101,080           90,287
  Restructuring Gain from Sale of Business        (1,654)               0
  Restructuring Provisions                         1,654                0
  Restructuring Payments                         (22,103)         (20,837)
  Postemployment Benefit Payments                (40,010)               0
  Net Increase in Accounts Receivable            (83,379)          (4,482)
  Income Taxes Paid- Net of Refunds              (31,709)         (37,227)
  Unearned Subscription Income                   138,051          151,318
  Net Changes in Other Working Capital Items     (86,107)         (76,522)
___________________________________________________________________________
Net Cash Provided by Operating Activities         84,533          207,712
___________________________________________________________________________
Cash Flows from Investing Activities:
(Payments for)Proceeds from Marketable
 Securities - Net                                (70,296)           7,084
Payments for Acquisition of Businesses (excluding cash
 and cash equivalents acquired of $813 in 1994)  (31,262)               0
Capital Expenditures                             (72,600)         (48,543)
Computer Software and Other Intangibles Additions(33,287)         (36,609)
Increase in Other Investments and
  Notes Receivable                               (25,182)          (3,127)
Other                                               (702)          10,365
___________________________________________________________________________
Net Cash Used in Investing Activities           (233,329)         (70,830)
___________________________________________________________________________
Cash Flows from Financing Activities:
Payment of Dividends                            (103,858)        (101,624)
Payments for Purchase of Treasury Shares         (28,740)         (13,738)
Net Proceeds from Exercise of Stock Options        7,472           10,046
Increase in Domestic Short-term Borrowings       296,097            4,965
Payment of Alaska Native Corp. Obligations      (166,208)               0
Other                                              6,825           16,872
___________________________________________________________________________
Net Cash Provided by (Used in)
  Financing Activities                            11,588          (83,479)
___________________________________________________________________________
Effect of Exchange Rate Changes on Cash
  and Cash Equivalents                             2,425          (20,025)
___________________________________________________________________________
(Decrease) Increase in Cash and
  Cash Equivalents                              (134,783)          33,378
Cash and Cash Equivalents, Beginning of Period   650,909          494,520
___________________________________________________________________________
Cash and Cash Equivalents, End of Period        $516,126         $527,898
___________________________________________________________________________

See accompanying notes to the condensed consolidated financial statements (unaudited).




The Dun & Bradstreet Corporation
Condensed Consolidated Statement of Financial Position (Unaudited)
(Amounts in thousands)
___________________________________________________________________________
                                                  March 31     December 31
                                                      1994            1993
___________________________________________________________________________
ASSETS

Current Assets
Cash and Cash Equivalents                          $516,126       $650,909
Marketable Securities, interest-bearing              84,298         17,749
Accounts Receivable - Net                         1,172,265      1,078,943
Other Current Assets                                381,561        374,828
                                                  ---------      ---------
      Total Current Assets                        2,154,250      2,122,429
___________________________________________________________________________
Investments
Marketable Securities, interest-bearing             125,693        106,219
Other Investments and Notes Receivable              336,850        310,585
                                                  ---------      ---------
      Total Investments                             462,543        416,804
___________________________________________________________________________

Property, Plant and Equipment - Net                 884,244        861,065
___________________________________________________________________________

Other Assets-Net
Deferred Charges                                   $322,012       $318,469
Computer Software                                   293,270        294,474
Other Intangibles                                   216,465        214,743
Goodwill                                            970,653        942,378
                                                  ---------      ---------
      Total Other Assets-Net                      1,802,400      1,770,064
___________________________________________________________________________
TOTAL ASSETS                                     $5,303,437     $5,170,362
___________________________________________________________________________

Liabilities and Shareowners' Equity
Current Liabilities
 Accounts and Notes Payable                        $686,995       $371,776
 Accrued and Other Current Liabilities            1,199,590      1,561,509
 Accrued Income Taxes                               126,283        110,759
                                                  ---------      ---------
      Total Current Liabilities                   2,012,868      2,044,044
___________________________________________________________________________

Unearned Subscription Income                        401,609        263,686
Postretirement and Postemployment Benefits          552,088        545,661
Deferred Income Taxes                                84,405         85,850
Other Liabilities and Minority Interests          1,145,992      1,119,805
___________________________________________________________________________
TOTAL LIABILITIES                                $4,196,962     $4,059,046
___________________________________________________________________________
Shareowners' Equity                              $1,106,475     $1,111,316
___________________________________________________________________________
TOTAL LIABILITIES AND SHAREOWNERS' EQUITY        $5,303,437     $5,170,362
___________________________________________________________________________

See accompanying notes to the condensed consolidated financial statements (unaudited).


[TEXT]
THE DUN & BRADSTREET CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS(Unaudited)

Note 1 - Interim Consolidated Financial Statements

These interim consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and should be read in conjunction with the consolidated financial statements and related notes of The Dun & Bradstreet Corporation (the "Company" or "D&B") 1993 Annual Report on Form 10-K. In the opinion of management, all adjustments (consisting of normal recurring accruals), considered necessary for a fair presentation of financial position, results of operations and cash flows at the dates and for the periods presented have been included.

Note 2 - Change in Accounting for Marketable Securities

Effective January 1, 1994, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities." This Statement expands the use of fair value accounting for certain marketable securities and requires additional financial statement disclosures. At January 1, 1994, all marketable securities were classified as "available for sale" and, therefore, are reported at fair value, with net unrealized gains and losses reported in shareowners' equity. Prior to January 1, 1994, marketable securities, consisting principally of fixed income securities, were carried at amortized cost. Adoption of SFAS No. 115 did not have a material effect on the Company's consolidated financial statements.

Disclosures below include amounts classified in the condensed consolidated statement of financial condition as marketable securities, as well as assets of grantor trusts established to pay benefits for U.S. supplemental pension plans and certain marketable securities included in other investments and notes receivable. Cash equivalents of $177.8 million and $149.2 million at March 31, 1994 and December 31, 1993, respectively, represent marketable securities purchased within 90 days of maturity date, for which book value, including accrued interest, approximates fair value. Cash equivalents have been excluded from these disclosures.

A summary of cost and fair values follows (in millions of dollars):
                                      March 31, 1994    December 31, 1993
                                               Fair              Fair
                                      Cost     Value    Cost     Value
                                      -----   ------    -----   -------

Equity securities                     $19.5   $19.8     $11.6    $11.7
Debt securities of the U.S.
 Government and its agencies           63.6    65.0      63.2     67.4
Debt securities of states and other
 subdivisions of the U.S. Government   96.7    96.7      85.8     89.6
Debt securities of foreign
 governments                           26.6    26.6       9.9     10.3
Corporate debt securities              62.8    62.6      19.6     19.7
Other                                   7.8     7.7       0.2      0.2
                                      -----   ------    -----   -------
                                     $277.0  $278.4    $190.3   $198.9
                                     ======  ======    ======   ======

At March 31, 1994, gross unrealized gains and losses were $5.2 million and $3.8 million, respectively. At December 31, 1993, gross unrealized gains and losses were $9.1 million and $0.5 million, respectively.

At March 31, 1994 cost and fair values of debt securities by contractual maturity were as follows (in millions of dollars):
                                                                Fair
                                                      Cost      Value
                                                      -----     ------
Due in one year or less                               $86.5     $86.5
Due after one year through five years                  66.3      67.3
Due after five years through ten years                 95.1      95.4
Mortgage-backed securities                              1.8       1.7
                                                     -------   ------
                                                     $249.7    $250.9
                                                     ======    ======


For the quarters ended March 31, 1994 and 1993, proceeds from the sale of marketable securities and gross realized gains and losses were not material.

Note 3 - Financial Instruments with Off-Balance-Sheet Risk and Fair Value of Financial Instruments

The Company is a party to financial instruments with off-balance-sheet-risk, which are entered into in the normal course of business to reduce exposure to fluctuations in interest and foreign exchange rates. The counterparties to these instruments are major international financial institutions. The Company is exposed to interest and exchange rate risk in the event of nonperformance by the counterparties to the financial instruments; however, the Company does not anticipate such nonperformance.

Interest rate swap agreements are entered into primarily as hedges against variable interest rate exposures. During the first quarter of 1994, the Company entered into swap agreements which effectively fixed interest rates on $300 million of variable rate debt, from 1994 through fiscal 2005. The weighted average fixed rate payable under these agreements is 6.84%. The differential interest to be paid or received under these agreements is included in interest expense over the life of the debt.

Foreign exchange forward contracts are entered into to hedge the effects of exchange rate changes on certain of the Company's non-U.S. investments. At March 31, 1994, the Company had approximately $209 million in foreign exchange forward contracts outstanding with various expiration dates through November 1994, which have been designated as hedges of non-U.S. net investments. Gains and losses on these contracts are included in the cumulative translation adjustment component of shareowners' equity.

At March 31, 1994, the fair value of the interest rate swaps and foreign exchange forward contracts was $12.7 million and $204.1 million respectively.

Note 4 - Investment Partnerships

During 1993, three of the Company's subsidiaries contributed assets and third-party investors contributed cash ($125 million) to a limited partnership. One of the Company's subsidiaries serves as general partner. All of the other partners, including the third-party investors, hold limited partner interests. The partnership, which is a separate and distinct legal entity, is in the business of licensing database assets and computer software.

In addition, during 1993, the Company participated in the formation of a limited partnership to invest in various securities including those of the Company. One of the company's subsidiaries serves as managing general partner. Third-party investors hold limited partner and special investors interests totaling $500 million. The special investors are entitled to a specified return on their investments. Funds raised by the partnership provided a source of the financing for the Company's repurchase in 1993 of 8.3 million shares of its common stock.

For financial reporting purposes, the assets, liabilities, results of operations and cash flow of the partnerships described above are included in the Company's consolidated financial statements. The third-parties investments in these partnerships at March 31, 1994 and December 31, 1993 totaled approximately $625, million and are reflected in other liabilities and minority interests. Third-parties share of partnerships results of operations, including specified returns, is reflected in other income and expense-net.

Note 5 - Accounts and Notes Payable

   Accounts and Notes Payable consisted of the following (in millions of dollars):

                                March 31, 1994     December 31, 1993
                                ______________     _________________
   Accounts Payable                     $292.2                $279.8
   Notes Payable                         394.8                  92.0
                                       -------                ------
                                        $687.0                $371.8
                                       =======                ======

Note 6 - Litigation

   The Company and its subsidiaries are involved in legal proceedings, claims and litigation arising in the ordinary course of business.

   In addition, in March and April 1989, five purported class actions were commenced by certain shareowners (the "Shareowner Class Actions") against the Company and up to three members of its Board of Directors (two of whom are also officers) in various United States District Courts, each alleging violations of the federal securities laws and seeking unspecified damages arising out of an asserted failure to make public disclosure of information relating to allegedly improper practices (the "alleged practices") of the Company's wholly owned subsidiary, Dun & Bradstreet, Inc., in connection with the selling of commercial-credit information services. The Shareowner Class Actions were later consolidated in the United States District Court for the Southern District of New York.

   In February 1990, an amended consolidated Shareowner Class Action complaint was served on the defendants, alleging additional violations of the securities laws arising out of an asserted failure to make public disclosure of the effect that the alleged practices would have on the Company's future sales and income, and in September 1992, the District Judge granted a motion to permit this Action to be maintained as a class action.

   On April 16, 1993, attorneys for the defendants and attorneys for the plaintiffs entered into a memorandum of intent to settle the Shareowner Class Action for an amount between $15 million and $20 million. On January 14, 1994, a judgment was entered by the Court approving the proposed settlement. The exact amount of the settlement will depend on the monetary amount of claims filed by shareowners who are part of the class.

   As a result of contribution to the settlement by the Company's insurance carrier and provisions previously recorded by the Company, the amount of the settlement did not materially affect the Company's earnings.

   On June 9, 1993, American Credit Indemnity ("ACI"), a company of which the Company owns 95 percent of the outstanding common stock, received a summons and a consolidated amended class action complaint (the "Amended Complaint") in a purported class action pending in the United States District Court for the Southern District of New York captioned "In re Towers Financial Corporation Noteholders Litigation." The Amended Complaint names 17 defendants, including Towers Financial Corporation ("Towers") and various subsidiaries and controlling persons of Towers, as well as ACI, in addition to a "Broker-Dealer Defendant Class," alleged to consist of more than 75 members.
The Amended Complaint is brought by an alleged class of persons who bought promissory notes issued by Towers between February 15, 1989 and February 9, 1993. It alleges that Towers, now operating under Chapter 11 of the Bankruptcy Code, sold nearly $215 million of such notes to more than 2,800 investors and seeks damages from all the defendants in at least that amount, as well as punitive damages. The claims against ACI assert negligent misrepresentation, negligence and fraud under common law and violations of Section 10(b) (and Rule 10b-5 thereunder) of the Securities Exchange Act of 1934. The Amended Complaint alleges that offering documents for the notes mischaracterized insurance policies issued by ACI to Towers with respect to accounts receivable securing or backing the notes. It further alleges that ACI issued policies with limited scope of coverage and for exorbitant premiums with knowledge that they would be used by Towers to fraudulently market the notes. ACI has denied the material allegations of the Amended Complaint and intends to defend vigorously against it.

   In the opinion of management, the outcome of all current proceedings, claims and litigation could have a material effect on quarterly or annual operating results when resolved in a future period. However, in the opinion of management, these matters will not materially affect the Company's consolidated financial position.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Earnings per share in the first quarter were $.64, up 8.5 percent from $.59 per share a year ago, which excludes the cumulative effect in the first quarter of last year of accounting changes adopted in 1993. Including the impact of Statements of Financial Accounting Standards
(SFAS) No. 106 and No. 112, the Company reported a loss of $1.60 per share a year ago.

Net income in the first quarter grew 3.4 percent to $108.7 million from $105.2 million a year ago, which excludes the year-ago impact of accounting changes. The percentage increase in the Company's first-quarter earnings per share was greater than the increase in net income due to the impact of the repurchase of 8.3 million shares of the Company's common stock during the fourth quarter of 1993. Including the impact of adopting SFAS No. 106 and SFAS No. 112, the Company reported a loss of $285.4 million in the first quarter last year.

Reported first-quarter revenue increased by 2.6 percent to $1,099.2 million from $1,071.4 million a year ago. Excluding the effects of acquisitions and divestitures, the adverse impact of the stronger dollar and timing factors, first-quarter revenue for D&B's current portfolio of businesses was up about 2 percent. First-quarter revenue growth was held down by the impact of lower mainframe software revenue at Dun & Bradstreet Software, past competitive losses at Nielsen Marketing Research in the U.S., and customers' increased use of lower priced, less comprehensive U.S. credit services' products.

Reported operating income in the first quarter increased 13.8 percent to $159.8 million from $140.5 million a year ago. Excluding the effects of acquisitions and divestitures, the stronger dollar and timing factors, first-quarter operating income for D&B's current portfolio of businesses increased by about 16 percent, reflecting improved productivity due in part to workforce reductions and restructuring actions initiated throughout the Company in 1993.

Interest income-net in the first quarter was $3.9 million, compared with interest income-net of $5.6 million a year ago.

Other expense-net in the first quarter was $11.9 million, compared with other income-net of $824,000 a year ago. The vast majority of other expense--net in the first quarter of 1994 was minority interest expense related to two limited partnerships formed in 1993 and to Gartner Group. The cost of funds raised by one partnership, which provided funding for the Company's share repurchase program, was approximately $6.6 million and was offset by the favorable impact on earnings per share of lower average shares outstanding.

The Company's first-quarter tax rate was 28.4 percent, unchanged from a year ago.

Business Segment Highlights

Marketing Information Services reported a 0.2 percent increase in first-quarter revenue to $440.3 million from $439.3 million a year ago. Excluding the impact of the stronger dollar and the divestiture of Donnelley Marketing Information Services (DMIS), first-quarter revenue growth for the segment was about 4 percent. IMS International reported first-quarter revenue of $148 million, up 3.5 percent on a reported basis and up about 6 percent excluding the impact a stronger dollar.
For the full year, IMS anticipates double-digit underlying revenue growth, driven in part by new products. Nielsen Marketing Research reported first-quarter revenue of $235 million, down 5.2 percent on a reported basis and essentially unchanged excluding the impact of the stronger dollar and the divestiture of DMIS. While its first-quarter revenue growth was held down by past competitive losses in the U.S. and the effects of weak economic growth in Europe, Nielsen Marketing Research has recently signed contracts with a number or major clients and expects its 1994 underlying revenue growth to be in the same range as last year's growth rate of 3 percent. Nielsen Media Research reported a strong increase in first-quarter revenue.

Risk Management and Business Marketing Information Services reported first-quarter revenue growth of 2.8 percent to $385.6 million from $375.2 million a year ago. Excluding the impact of a stronger dollar and the acquisition of Soliditet, segment revenue was up about 3 percent. DBIS North America's first-quarter revenue was essentially unchanged. U.S. credit services' revenue, which includes the recognition of revenue from previous subscription sales, also was essentially unchanged, reflecting in part customers' increased use of lower priced, less comprehensive U.S. credit services' products. First-quarter sales of U.S. credit services were down moderately. DBIS Europe's first-quarter revenue declined on a reported basis, and was essentially unchanged, excluding the impact of a stronger dollar and the acquisition of Soliditet. Moody's Investors Service posted a modest increase in first-quarter revenue.

Software Services reported a 15.0 percent decrease in first-quarter revenue to $94.8 million from $111.5 million a year ago. Adjusted for the stronger dollar, Dun & Bradstreet Software's first-quarter 1994 revenue declined slightly less than the segment, reflecting lower mainframe software revenue.

Directory Information Services reported a 0.5 percent increase in first-quarter revenue to $78.8 million from $78.4 million a year ago. Excluding the impact of timing, revenue growth for the quarter was about 5 percent. Underlying first-quarter sales of Directory Information Services yellow pages directories were up modestly from a year ago.

Other Business Services reported first-quarter revenue of $99.8 million, up 49.1 percent from $66.9 million a year ago. Adjusted for the timing effect of the acquisition of Gartner Group, segment revenue increased by about 4 percent. Gartner Group reported an excellent increase in first-quarter revenue. NCH Promotional Services reported a significant decrease in first-quarter revenue, reflecting actions taken to improve cash flow and overall profitability, and declines in overall market volume.

Changes in Financial Condition at March 31, 1994
Compared with December 31, 1993

Accounts and Notes Payable increased to $687.0 million at March 31, 1994 from $371.8 million at December 31, 1993, primarily reflecting increased domestic short-term borrowings ($296.1 million).

Accrued and Other Current Liabilities decreased to $1,199.6 million at March 31, 1994 from $1,561.5 million at December 31, 1993, primarily reflecting the payment ($166.2 million) of the Company's obligation to an Alaska Native Corporation, postemployment benefit payments ($40.0 million) and restructuring payments ($22.1 million).

Unearned Subscription Income increased to $401.6 million at March 31, 1994, from $263.7 million at December 31, 1993, reflecting the cyclical pattern of higher subscription sales in the first quarter.

Condensed Consolidated Statement of Cash Flows
Three Months Ended March 31, 1994 and 1993

Net cash provided by operating activities for the three months ended March 31, 1994 totaled $84.5 million compared with $207.7 million for the comparable period in 1993. The decrease of $123.2 million primarily reflected a net increase in accounts receivable of $78.9 million that resulted from the timing of billings and changes in payment terms at several divisions, and higher postemployment benefit payments ($40.0 million).

Net cash used in investing activities for three months ended March 31, 1994 totaled $233.3 million compared with $70.8 million for the comparable period in 1993. The increase in cash used for investing activities primarily reflected higher payments for marketable securities ($77.4 million), cash paid ($31.3 million) for the acquisition of several businesses by the Risk Management and Business Marketing Information Services and Other Business Services segments as well as increased other investments and notes receivable ($22.1 million) for minority ownership interests in several companies by the Marketing Information Services segment and higher capital expenditures ($24.1 million).

Net cash provided by financing activities was $11.6 million for the three months ended March 31, 1994 compared with net cash used in financing activities of $83.5 million for the comparable period in 1993. The change of $95.1 million primarily reflected increased domestic short-term borrowings of $291.2 million partially offset by the payment of Alaska Native Corporation obligations of $166.2 million.

Other

Regarding 1994, the Company reiterates it is anticipating growth in earnings per share somewhat above the 8.4 percent growth in 1993. (For the full year 1993, earnings per share rose 8.4 percent to $3.36, excluding the impact of the fourth-quarter restructuring charge and the adoption of required accounting changes.) The Company also believes it will achieve underlying revenue growth in 1994 above its 1993 underlying revenue growth of about 3.5 percent. Underlying revenue growth in 1994 is expected to pick up from the first-quarter rate in part because of new products company-wide, improving sales of client/server software at Dun & Bradstreet Software, and increased competitive momentum at Nielsen Marketing Research.

The Board of Directors declared on April 20, 1994 a quarterly dividend of 65 cents per share, payable June 10, 1994, to shareowners of record at the close of business May 20, 1994. The new rate of 65 cents per share is 6.6 percent above the previous quarterly payment of 61 cents per share.

PART II.  OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K.

(a)   Exhibits

   None

(b)   Reports on Form 8-K

   There were no reports on Form 8-K during the quarter ended March
   31, 1994.

                              SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                    THE DUN & BRADSTREET CORPORATION


Date: May 12, 1994             By:  EDWIN A.BESCHERER, JR.
                                    ______________________
                                    Edwin A. Bescherer, Jr.,
                                    Executive Vice President - Finance
                                     and Chief Financial Officer



Date: May 12, 1994             By:  THOMAS W. YOUNG
                                    ______________________
                                    Thomas W. Young
                                    Senior Vice President and Controller