Form 10-Q
period 1994-06-30
DUN & BRADSTREET CORP
filed 1994-08-11
CIK 30419

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D. C.  20549


                            FORM 10-Q

(Mark one)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1994
                               -------------
OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from__________to______________.

Commission file number  1-7155
                        ------


                   THE DUN & BRADSTREET CORPORATION
       (Exact name of registrant as specified in its charter)

           Delaware                            13-2740040
   (State of Incorporation)      (I.R.S. Employer Identification No.)

200 Nyala Farms, Westport, CT               06880
(Address of principal executive offices)  (Zip Code)

Registrant's telephone number, including area code  (203) 222-4200
                                                     -------------
  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
                                         Shares Outstanding
    Title of Class                        at July 29, 1994
    --------------                       ------------------
    Common Stock,
    par value $1 per share                   169,890,985


               THE DUN & BRADSTREET CORPORATION

                    INDEX TO FORM 10-Q



PART I. FINANCIAL INFORMATION                                    PAGE
Item 1. Financial Statements
Condensed Consolidated Statement of Income (Unaudited)
      Three Months Ended June 30, 1994 and 1993                   3
      Six Months Ended June 30, 1994 and 1993                     4

Condensed Consolidated Statement of Cash Flows (Unaudited)
      Six Months Ended June 30, 1994 and 1993                     5

Condensed Consolidated Statement of Financial Position (Unaudited)
      June 30, 1994 and December 31, 1993                         6

Notes to Condensed Consolidated Financial Statements (Unaudited)  7-11

Item 2. Management's Discussion and Analysis of Financial
            Condition and Results of Operations                  11-15


PART II.  OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders      16

Item 6. Exhibits and Reports on Form 8-K                         16


SIGNATURES                                                       17




PART l.  FINANCIAL INFORMATION
- - ------------------------------
Item l.  FINANCIAL STATEMENTS

THE DUN & BRADSTREET CORPORATION
Condensed Consolidated Statement of Income (Unaudited)
(In thousands except per share amounts)
                                                   Three Months Ended
                                                          June 30
                                                  ________________________
                                                  1994            1993
                                                  ________________________
Operating Revenue                               $1,184,703     $1,161,580
Operating Costs, Selling and
  Administrative Expenses                          970,612        969,989
                                                 __________     __________
Operating Income                                   214,091        191,591

Interest (Expense) Income - Net                     (3,852)         5,442
Other Expense - Net                                 (8,312)        (3,248)
                                                 __________     __________
Non-Operating (Expense) Income - Net               (12,164)         2,194

Income Before Provision for Income Taxes           201,927        193,785

Provision for Income Taxes                          57,347         55,035
                                                 __________     __________
Net Income                                        $144,580       $138,750
                                                 ==========     ==========
Earnings Per Share Of Common Stock                   $0.85          $0.78
                                                 ==========     ==========
Dividends Paid Per Share of Common Stock             $0.65          $0.61
                                                 ==========     ==========

Average Number of Shares Outstanding               170,082        178,286



See accompanying notes to the condensed consolidated financial statements (unaudited).


                                       -3-


THE DUN & BRADSTREET CORPORATION
Condensed Consolidated Statement of Income (Unaudited)
(In thousands except per share amounts)
                                                     Six Months Ended
                                                         June 30
                                                  ________________________
                                                  1994            1993
                                                  ________________________
Operating Revenue                               $2,283,928     $2,232,985
Operating Costs, Selling and
  Administrative Expenses                        1,910,018      1,900,906
                                                 __________     __________
Operating Income                                   373,910        332,079

Interest Income - Net                                  118         11,022
Other Expense - Net                                (20,271)        (2,424)
                                                 __________     __________
Non-Operating (Expense) Income - Net               (20,153)         8,598

Income Before Provision for Taxes and Cumulative
  Effect of Changes in Accounting Principles       353,757        340,677

Provision for Income Taxes                         100,467         96,752
                                                 __________     __________
Income Before Cumulative Effect of Changes in
  Accounting Principles                            253,290        243,925

Cumulative Effect to January 1, 1993, of Changes in Accounting Principles:

   -SFAS No. 106, "Employers' Accounting for
    Postretirement Benefits," Net of Income
    Tax Benefits of $93,730                              -       (140,596)

   -SFAS No. 112, "Employers' Accounting for
    Postemployment Benefits," Net of Income
    Tax Benefits of $150,000                             -       (250,000)
                                                 __________     __________
Net Income (Loss)                                 $253,290      $(146,671)
                                                 ==========     ==========

Earnings Per Share of Common Stock:

  Before Cumulative Effect of Changes in
    Accounting Principles:                           $1.49          $1.37

   -SFAS No. 106, "Employers' Accounting for
    Postretirement Benefits Other Than Pensions"         -          (0.79)

   -SFAS No. 112, "Employers' Accounting for
    Postemployment Benefits"                             -          (1.40)
                                                 __________     __________
Net Income (Loss)                                    $1.49         $(0.82)
                                                 ==========     ==========
Dividends Paid Per Share of Common Stock             $1.26          $1.18
                                                 ==========     ==========

Average Number of Shares Outstanding               170,082        178,286


See accompanying notes to the condensed consolidated financial statements (unaudited).


                                         -4-


The Dun & Bradstreet Corporation
Condensed Consolidated Statement
of Cash Flows (Unaudited)

                                              Six Months Ended June 30
                                                 1994           1993
(Amounts in thousands)
_________________________________________________________________________

Cash Flows from Operating Activities:
Net Income(Loss)                                $253,290        $(146,671)
Reconciliation of Net Income(Loss) to Net Cash
 Provided by Operating Activities:
  Cumulative Effect of Changes in Accounting Principles:
    Postretirement benefits other than pensions        0          140,596
    Postemployment benefits                            0          250,000
  Depreciation and Amortization                  202,597          183,534
  Restructuring Gain from Sale of Business       (56,327)         (13,616)
  Restructuring Provisions                        56,327           13,616
  Restructuring Payments                         (50,108)         (41,188)
  Postemployment Benefit Payments                (79,400)               0
  Net Decrease in Accounts Receivable             25,102           81,930
  Income Taxes Paid- Net of Refunds             (104,042)        (148,703)
  Unearned Subscription Income                    89,908           97,793
  Net Changes in Other Working Capital Items     (71,758)          55,519
___________________________________________________________________________
Net Cash Provided by Operating Activities        265,589          472,810
___________________________________________________________________________
Cash Flows from Investing Activities:
(Payments for)Proceeds from Marketable
  Securities - Net                               (99,370)             227
Payments for Acquisition of Businesses (excluding cash
  and cash equivalents acquired of $1,926 and
  $6,548 in 1994 and 1993, respectively)         (42,749)         (98,187)
Proceeds from Sale of Businesses                  72,648           42,511
Capital Expenditures                            (134,258)        (101,003)
Computer Software and Other Intangibles Additions(79,575)         (79,161)
Increase in Other Investments and
  Notes Receivable                               (22,648)         (13,599)
Other                                              2,119           10,791
___________________________________________________________________________
Net Cash Used in Investing Activities           (303,833)        (238,421)
___________________________________________________________________________
Cash Flows from Financing Activities:
Payment of Dividends                            (214,372)        (210,401)
Payments for Purchase of Treasury Shares         (44,083)         (23,745)
Net Proceeds from Exercise of Stock Options       10,405           17,304
Increase (Decrease) in Domestic
  Short-term Borrowings                          257,947          (24,010)
Payment of Alaska Native Corp. Obligations      (166,208)               0
Other                                             16,497           (4,211)
___________________________________________________________________________
Net Cash Used in Financing Activities           (139,814)        (245,063)
___________________________________________________________________________
Effect of Exchange Rate Changes on Cash
  and Cash Equivalents                             5,894           (4,278)
___________________________________________________________________________
Decrease in Cash and Cash Equivalents           (172,164)         (14,952)
Cash and Cash Equivalents, Beginning of Period   650,909          494,520
___________________________________________________________________________
Cash and Cash Equivalents, End of Period        $478,745         $479,568
___________________________________________________________________________

See accompanying notes to the condensed consolidated financial statements (unaudited).

                                    -5-



The Dun & Bradstreet Corporation
Condensed Consolidated Statement of Financial Position (Unaudited)
(Amounts in thousands)
___________________________________________________________________________
                                                   June 30     December 31
                                                      1994            1993
___________________________________________________________________________
ASSETS

Current Assets
Cash and Cash Equivalents                          $478,745       $650,909
Marketable Securities, interest-bearing             128,190         17,749
Accounts Receivable - Net                         1,069,278      1,078,943
Other Current Assets                                380,389        374,828
                                                  ---------      ---------
      Total Current Assets                        2,056,602      2,122,429
___________________________________________________________________________
Investments
Marketable Securities, interest-bearing             122,425        106,219
Other Investments and Notes Receivable              327,229        310,585
                                                  ---------      ---------
      Total Investments                             449,654        416,804
___________________________________________________________________________

Property, Plant and Equipment - Net                 902,204        861,065
___________________________________________________________________________

Other Assets-Net
Deferred Charges                                   $327,701       $318,469
Computer Software                                   291,148        294,474
Other Intangibles                                   216,588        214,743
Goodwill                                            977,297        942,378
                                                  ---------      ---------
      Total Other Assets-Net                      1,812,734      1,770,064
___________________________________________________________________________
TOTAL ASSETS                                     $5,221,194     $5,170,362
___________________________________________________________________________

Liabilities and Shareowners' Equity
Current Liabilities
 Accounts and Notes Payable                        $651,542       $371,776
 Accrued and Other Current Liabilities            1,273,440      1,561,509
 Accrued Income Taxes                               111,130        110,759
                                                  ---------      ---------
      Total Current Liabilities                   2,036,112      2,044,044
___________________________________________________________________________

Unearned Subscription Income                        357,272        263,686
Postretirement and Postemployment Benefits          441,390        545,661
Deferred Income Taxes                                84,532         85,850
Other Liabilities and Minority Interests          1,171,891      1,119,805
___________________________________________________________________________
TOTAL LIABILITIES                                $4,091,197     $4,059,046
___________________________________________________________________________
Shareowners' Equity                              $1,129,997     $1,111,316
___________________________________________________________________________
TOTAL LIABILITIES AND SHAREOWNERS' EQUITY        $5,221,194     $5,170,362
___________________________________________________________________________

See accompanying notes to the condensed consolidated financial statements (unaudited).



THE DUN & BRADSTREET CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

The fair value of current and non-current marketable securities (and interest rate swap agreements and foreign exchange forward contracts discussed in Note 3 below) were estimated based on quoted market prices whenever available. When quoted market prices were not available, the Company used standard pricing models for various types of financial instruments which take into account the present value of estimated future cash flows.

Disclosures below include amounts classified in the condensed consolidated statement of financial condition as marketable securities, as well as assets of grantor trusts established to pay benefits for U.S. supplemental pension plans and certain marketable securities included in other investments and notes receivable.
Cash equivalents of $102.4 million and $149.2 million at June 30, 1994 and December 31, 1993, respectively, represent marketable securities purchased within 90 days of maturity date, for which book value, including accrued interest, approximates fair value. Cash equivalents have been excluded from these disclosures.

A summary of cost (amortized cost of debt instruments) and fair values follows (in millions of dollars):
                                 June 30, 1994    December 31, 1993
                                          Fair                 Fair
                                  Cost    Value        Cost    Value
                                  ----    -----        ----    -----
Equity securities                $25.3    $24.4       $11.6    $11.7
Debt securities of the U.S.
  Government and its agencies     66.2     65.9        63.2     67.4
Debt securities of states and
  other sub-divisions of the
  U.S. Government                 96.0     95.8        85.8     89.6
Debt securities of foreign
  governments                     29.8     29.6         9.9     10.3
Corporate debt securities         95.4     95.0        19.6     19.7
Other                             10.4      9.1         0.2      0.2
                                ______   ______      ______   ______
                                $323.1   $319.8      $190.3   $198.9
                                ======   ======      ======   ======

At June 30, 1994, gross unrealized gains and losses were $4.3 million and $7.6 million, respectively. At December 31, 1993, gross unrealized gains and losses were $9.1 million and $0.5 million, respectively.

At June 30, 1994, cost and fair values of debt securities by contractual maturity were as follows (in millions of dollars):

                                        Cost          Fair Value
                                       ______         __________
Due in one year or less                $121.5           $121.5
Due after one year through five years    62.4             62.8
Due after five years through ten years   98.7             96.8
Due after ten years                       5.8              6.1
Mortgage-backed securities                7.4              6.5
                                       ______          _______
                                       $295.8           $293.7
                                       ======           ======
For the six months ended June 30, 1994 and 1993, proceeds from the sale of marketable securities and gross realized gains and losses were not material.

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

Foreign exchange forward contracts are entered into to hedge the effects of exchange rate changes on certain of the Company's non-U.S. investments. At June 30, 1994, the Company had approximately $232 million in foreign exchange forward contracts outstanding with various expiration dates through November 1994, which have been designated as hedges of non-U.S. net investments. Gains and losses on these contracts are included in the cumulative translation adjustment component of shareowners' equity.

At June 30, 1994, the fair value of the interest rate swaps and foreign exchange forward contracts was $18.2 million and $227 million, respectively.

Note 4 - Restructuring Actions

In the second quarter, the Company divested two non-strategic businesses--Thomson Directories and the Machinery Information
Division of Dataquest--and initiated other actions to restructure certain operations and businesses, and to reduce costs and increase operating efficiencies. These restructuring actions included office consolidations and relocations, the closedown of Sales Technologies' European operations, the discontinuance of certain production and data-collection systems and products, as well as additional steps to complete certain actions initiated in the fourth quarter of 1993. The pre-tax costs associated with these restructuring actions essentially offset a pre-tax gain of $55 million on the two divestitures.

Note 5 - Investment Partnerships

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

For financial reporting purposes, the assets, liabilities, results of operations and cash flow of the partnerships described above are included in the Company's consolidated financial statements. The third-parties investments in these partnerships at June 30, 1994 and December 31, 1993 totaled approximately $625 million, and are reflected in other liabilities and minority interests. Third-parties share of partnerships results of operations, including specified returns, is reflected in other income and expense-net.
                          -9-

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

On June 9, 1993, American Credit Indemnity ("ACI"), a company of which the Company owns 95% of the outstanding common stock, received a summons and a consolidated amended class action complaint (the "Amended Complaint") in a purported class action pending in the United States District Court for the Southern District of New York captioned "In re Towers Financial Corporation Noteholders Litigation.
" The Amended Complaint names 17 defendants, including Towers Financial Corporation ("Towers") and various subsidiaries and controlling persons of Towers, as well as ACI, in addition to a "Broker-Dealer Defendant Class," alleged to consist of more than 75 members. The Amended Complaint is brought by an alleged class of persons who bought promissory notes issued by Towers between February 15, 1989 and February 9, 1993. It alleges that Towers, now operating under Chapter 11 of the Bankruptcy Code, sold nearly $215 million of such notes to more than 2,800 investors and seeks damages from all the defendants in at least that amount, as well as punitive damages. The claims against ACI assert negligent misrepresentation, negligence and fraud under common law and violations of Section 10(b) (and Rule 10b-5 thereunder) of the Securities Exchange Act of 1934. The Amended Complaint alleges that offering documents for the notes mischaracterized insurance policies issued by ACI to Towers with respect to accounts receivable securing or backing the notes. It further alleges that ACI issued policies with limited scope of coverage and for exorbitant premiums with knowledge that they would be used by Towers to fraudulently market the notes. ACI answered the Amended Complaint, denying its material terms, and moved for judgment on the pleadings. While ACI's motion was pending, the Supreme Court of the United States decided the case of Central Bank of Denver, N.A. v. First Interstate Bank of Denver, N.A., holding that a private plaintiff may not maintain an aiding and abetting suit under Section 10(b) of the Exchange Act. Thereafter, plaintiffs filed a Second Consolidated Amended Class Action Complaint, in which they seek to assert a primary liability claim against ACI and others under the Exchange Act, and certain common law claims. ACI has moved to dismiss this latest Complaint. ACI intends to defend vigorously against the claims asserted against it.

In the opinion of management, the outcome of all current proceedings, claims and litigation could have a material effect on quarterly or annual operating results when resolved in a future period. However, in the opinion of management, these matters will not materially affect the Company's consolidated financial position.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Earnings per share in the second quarter were $.85, up 9.0 percent from $.78 per share a year ago. For the first six months of 1994, the Company reported earnings per share of $1.49, up 8.8% from $1.37 per share in the first six months of 1993, which excludes the cumulative effect of accounting changes adopted in the first quarter of 1993. Including the impact of SFAS Nos. 106 and 112, last year the Company reported a loss in first-half earnings of $.82 per share.

Net income in the second quarter grew 4.2% to $144.6 million from $138.8 million a year ago. First-half net income increased 3.8% to $253.3 million from $243.9 million in the first half of 1993 (excluding the impact of SFAS Nos. 106 and 112). Growth in net income was held down by the cost of funds that the Company used to repurchase
8.3 million shares of its common stock in the fourth quarter of 1993. Due to the repurchase, which resulted in a lower number of average shares outstanding, growth in earnings per share was greater than the increase in net income.

Reported operating income in the second quarter increased 11.7% to $214.1 million from $191.6 million a year ago, driven primarily by workforce reductions, restructuring actions and other company-wide productivity initiatives. The Company's operating income grew by about 8%, excluding the effects of acquisitions, divestitures, a stronger dollar and timing factors. Reported operating income in the first six months increased 12.6% to $373.9 million from $332.1 million, driven primarily by workforce reductions and restructuring actions throughout the Company. First-half operating income for D&B's current portfolio of businesses increased by about 11%, excluding the effects of acquisitions, divestitures, a stronger dollar and timing factors.

The productivity actions being taken generated double-digit underlying growth in the Company's operating income for the first half of 1994, and the Company expects full-year growth to be in the same range.

Reported second-quarter revenue increased 2.0% to $1,184.7 million from $1,161.6 million a year ago. Excluding the effects of acquisitions, divestitures, a stronger dollar and timing factors, second-quarter revenue rose by about 1%. Growth for the quarter was affected primarily by a decrease in mainframe-related revenue at Dun & Bradstreet Software (DBS) and by past competitive losses at Nielsen in the U.S. In the first six months of 1994, reported operating revenue increased 2.3% to $2,283.9 million from a $2,233.0 million a year ago. Excluding the effects of the factors noted above, first-half revenue for D&B's current portfolio of businesses was up about 1%.

The Company is aggressively implementing company-wide actions to accelerate future revenue growth. For example, DBS introduced three new client/server products during the second quarter and will complete its client/server suite of products by launching ManufacturingStream and DistributionStream this fall. D&B Information Services is now rolling out several new products, including WorldBase, which offers basic information on 35 million companies worldwide. IMS introduced Xplorer, an open client/server system that provides powerful decision-support applications for IMS's massive prescriber and managed-care databases.

Top line growth also will be fueled by acquisitions, joint ventures and geographic expansion. Nielsen substantially strengthened its global competitive advantage by agreeing to acquire Survey Research Group, the fast-growing leader in market research in Asia. In the U.S., Nielsen recently agreed to form a joint venture with Market Decisions to broaden its range of services to packaged goods companies. Moody's opened a new office in Hong Kong. And building on the acquisition of Soliditet and Novinform AG, D&B Information Services acquired S&W, a French credit information company, and formed a significant new strategic alliance with Tokyo Shoko Research Ltd., a leading credit reporting firm in Japan.

Investment in new technologies, such as Nielsen Solution System, is another revenue-growth driver. A recent key technology move is the Company's agreement to acquire Pilot Software, a leader in the accelerating market for on-line processing (OLAP) software.

Interest expense--net in the second quarter was $3.9 million compared with interest income--net of $5.4 million a year ago, due in part to interest expense on debt in hyperinflationary countries, which was largely offset by foreign exchange gains reported in other expense
- - --net. Net interest expense also resulted from higher interest rates paid on increased U.S. short-term borrowings and lower interest rates earned on international cash investments. First half interest income-net of $118,000 compared with interest income-net of $11.0 million a year ago, primarily as a result of interest expense on debt in hyperinflationary countries and the other factors noted above.

Other expense--net in the second quarter was $8.3 million, compared with other expense--net of $3.2 million a year ago. Other expense
- - --net in the second quarter of 1994 included minority interest expense, related to two limited partnerships and Gartner Group, and the favorable impact of foreign exchange gains. The cost of funds raised by one partnership, which provided funding for the Company's share repurchase program, was offset by the favorable impact on earnings per share of lower average shares outstanding. Other expense--net in the first half was $20.3 million compared with other expense--net of $2.4 million a year ago. Other expense--net in the first half of 1994 included minority interest expense related to two limited partnerships and Gartner Group.

The Company's tax rate for the first-half was 28.4%, unchanged from a year ago.

Business Segment Highlights

Second-quarter operating results were highlighted by good underlying revenue growth at IMS International, and strong revenue performances at both Nielsen Media Research and Gartner Group. Directory Information Services, which posted flat underlying revenue last year, has successfully reversed a flat-to-declining trend by achieving mid-single-digit underlying revenue growth in the first half of 1994.

Marketing Information Services reported a 2.6% increase in second-quarter revenue to $483.8 million from $471.5 million year ago. Excluding the impact of the stronger dollar and the divestiture of Donnelley Marketing Information Services (DMIS), second-quarter revenue growth for the segment was about 4%. IMS International reported second-quarter revenue of $166 million, up 7.7% on a reported basis and up about 8% excluding the impact of a stronger dollar. Nielsen Marketing Research reported second-quarter revenue of $257 million, down 4.1% on a reported basis and essentially unchanged excluding the impact of a stronger dollar and the divestiture of DMIS. Nielsen Marketing Research's second-quarter revenue growth was held down by past competitive losses in the U.S. While the competitive environment in the U.S. remains intense, Nielsen recently renewed significant contracts with Helene Curtis, Coors, Maybelline, Revlon, Welch Foods Inc., Whitehall/Robins and Procter & Gamble. Nielsen Media Research had a strong increase in second-quarter revenue.

Risk Management and Business Marketing Information Services reported second-quarter revenue growth of 2.3% to $392.0 million from $383.0 million a year ago. Excluding the impact of a stronger dollar and the acquisition of Soliditet and Novinform AG, segment revenue was essentially unchanged. DBIS North America's second-quarter revenue also was flat. U.S. credit services revenue, which includes the recognition of revenue from previous subscription sales, was down slightly, reflecting customers' increased use of lower priced, less comprehensive U.S. credit services products. Second-quarter sales of U.S. credit services were up slightly. Excluding the impact of a stronger dollar and the acquisition of Soliditet and Novinform AG, DBIS Europe's second-quarter revenue declined slightly. DBIS recently introduced a number of new products aimed at stimulating revenue growth, including: new database marketing services on CD/ROM; a new low-cost product for the high-transaction trucking industry; a new small-business scoring report in conjunction with Equifax; and a new low-cost trade-based payment analysis report. Moody's Investors Service's second-quarter revenue was essentially unchanged as a result of the slowdown in the volume of refinancings and new debt issues.

Software Services reported a 17.3% decrease in second-quarter revenue to $99.1 million from $119.9 million a year ago. DBS's second-quarter 1994 revenue, adjusted for the dollar, was down in line with the segment, due to lower mainframe-related revenue. During the second quarter, DBS introduced three new client/server products: SmartPath, a tool set for automating migration from mainframe applications to the Company's SmartStream suite of client/server solutions; SmartStream Budget, a client/server budgeting and planning application; and TotalHR, a human resources application for the PC/LAN environment. While the sales cycle is longer than expected due to the scope of shifting to enterprise-wide client/server solutions, customer interest in DBS's client/server products is high and sales are ahead of last year.

Directory Information Services reported a 2.2% increase in second-quarter revenue to $103.2 million from $101.0 million a year ago. Excluding the impact of timing and the divestiture of Thomson Directories, revenue growth for the quarter was about 5%. Underlying second-quarter sales growth of Directory Information Services yellow pages directories was up in the same range as revenue growth, reflecting the continuation of the improved sales performance that began in the first quarter.

Other Business Services reported second-quarter revenue of $106.6 million up 23.8% from $86.1 million a year ago. Adjusted for the acquisition of Gartner Group and Dataquest's divestiture of its Machinery Information Division, segment revenue increased about 12%. Gartner Group reported an excellent increase in second-quarter revenue, consistent with the strong expectations for this business when it was acquired by D&B last year. NCH Promotional Services reported a significant decrease in second-quarter revenue, reflecting a decline in worldwide coupon redemptions and competitive pricing in the industry as well as the impact of actions taken to improve cash flow and profitability.

Changes in Financial Condition at June 30, 1994
Compared with December 31, 1993

Accounts and Notes Payable increased to $651.5 million at June 30, 1994 from $371.8 million at December 31, 1993, primarily reflecting increased domestic short-term borrowings ($258.0 million).

Accrued and Other Current Liabilities decreased to $1,273.4 million at June 30, 1994 from $1,561.5 million at December 31, 1993, primarily reflecting the payment ($166.2 million) of the Company's obligation to an Alaska Native Corporation, postemployment benefit payments ($79.4 million), restructuring payments ($50.1 million), partially offset by the reclassification of accrued postemployment benefits of $100.0 million to accrued and other current liabilities (see postretirement and postemployment benefits below).

Unearned Subscription Income increased to $357.3 million at June 30, 1994, from $263.7 million at December 31, 1993, reflecting the cyclical pattern of higher subscription sales in the first quarter.

Postretirement and Postemployment Benefits decreased to $441.4 million at June 30, 1994 from $545.7 million at December 31, 1993, primarily reflecting the reclassification to accrued and other current liabilities of $100.0 million of accrued postemployment benefits (primarily severance).

Condensed Consolidated Statement of Cash Flows
Six months Ended June 30, 1994 and 1993

Net cash provided by operating activities for the six months ended June 30, 1994 totaled $265.6 million compared with $472.8 million for the comparable period during 1993. The decrease in cash provided by operating activities ($207.2 million) primarily reflected an increase ($127.3 million) in other working capital items at American Credit Indemnity, NCH Promotional Services (NCH) and R.H. Donnelley, lower deferred revenue at D&B Software, a smaller reduction in accounts receivable at NCH and higher postemployment benefit payments ($79.4 million), partially offset by lower income taxes paid-net of refunds ($44.7 million).

Net cash used in investing activities for the six months ended June 30,1994 totaled $303.8 million compared with $238.4 million for the comparable period in 1993. The increase in cash used for investing activities primarily reflected higher payments for marketable securities ($99.6 million) and higher capital expenditures ($33.3 million) offset, in part, by higher proceeds from sale of businesses ($30.1 million) and lower payments for acquisition of businesses ($55.4 million).

Net cash used in financing activities was $139.8 million for the six months ended June 30, 1994 compared with net cash used in financing activities of $245.1 million for the comparable period in 1993. The decrease in cash usage primarily reflected increased domestic short term borrowings of $282.0 million, partially offset by the payment of Alaska Native Corp. obligations of $166.2 million.

Restructuring Actions

During the second quarter, the Company took further steps to improve productivity. The Company divested two non-strategic businesses-- Thomson Directories and the Machinery Information Division of Dataquest--and initiated other actions to restructure certain operations and businesses, and to reduce costs and increase operating efficiencies. These restructuring actions included office consolidations and relocations, the closedown of Sales Technologies' European operations, the discontinuance of certain production and data-collection systems and products, as well as additional steps to complete certain actions initiated in the fourth quarter of 1993.
The pre-tax costs associated with these restructuring actions essentially offset a pre-tax gain of $55 million on the two divestitures.

The ongoing pre-tax savings from these actions and the synergy actions that were initiated in the fourth quarter of 1993 are expected to grow in the next few years to more than $100 million annually.
In 1994, the Company anticipates cash outlays in the range of $170 million primarily associated with restructuring actions initiated in 1994 and 1993.

Other

Looking ahead, the Company reiterated it is anticipating growth in earnings per share somewhat above the 8.4% growth in 1993. (For the full year 1993, earnings per share rose 8.4% to $3.36, excluding the impact of a fourth-quarter restructuring charge and the adoption of required accounting changes.) While revenue growth is expected to improve in the second half of this year, underlying revenue growth for the full year is likely to be less than 1993 revenue growth of about 3.5%, primarily because of the decline in revenue at DBS and competitive pressures at Nielsen in the U.S.

The Board of Directors declared on July 20, 1994 a quarterly dividend of 65 cents per share, payable September 9, 1994, to shareowners of record at the close of business August 19, 1994.

PART II.  OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

    The Annual Meeting of Shareowners of The Dun & Bradstreet
    Corporation was held on April 19, 1994.

    The following nominees for director named in the Proxy Statement dated March 11, 1994 were elected at the Meeting by the votes indicated:

                                   For                     Withheld
                                -----------                --------
Hall Adams, Jr.                 137,410,238                 980,795
Michael R. Quinlan              137,418,144                 972,889
Robert E. Weissman              137,431,118                 959,915

    The votes in favor of the election of the nominees represent at least 99.3% of the shares voted for each of the nominees.

    Ratification of the appointment of Independent Public Accountants was approved by the following vote:
                           For            Against         Abstain
                           ---            -------         -------
    Number of shares    137,968,652       198,420         223,961

    The proposal on implementation of the Macbride principles was defeated by the following vote:

                         For        Against     Abstain    No Votes
                         ---        -------     -------    --------
    Number of shares 18,990,592    99,406,797  9,066,300  10,927,344


Item 6. Exhibits and Reports on Form 8-K.

(a)  Exhibits.

     None

(b)  Reports on Form 8-K.

     None

SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                THE DUN & BRADSTREET CORPORATION


Date: August 11, 1994             By:EDWIN A. BESCHERER, JR.
                                  __________________________
                                  Edwin A. Bescherer, Jr.,
                                  Executive Vice President - Finance
                                    and Chief Financial Officer



Date: August 11, 1994             By:THOMAS W. YOUNG
                                  __________________
                                  Thomas W. Young,
                                  Senior Vice President
                                    and Controller