Form 10-Q
period 1994-09-30
DUN & BRADSTREET CORP
filed 1994-11-10
CIK 30419

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D. C.  20549


                                 FORM 10-Q

(Mark one)

(X)     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1994
                               ------------------

                                   OR

( )     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to
                              -----------  --------------

                  Commission file number  1-7155
                                          ------


                  THE DUN & BRADSTREET CORPORATION
      (Exact name of registrant as specified in its charter)

          Delaware                             13-2740040
         (State of Incorporation)  (I.R.S. Employer Identification No.)

          200 Nyala Farms, Westport, CT          06880
      (Address of principal executive offices)  (Zip Code)

Registrant's telephone number, including area code  (203) 222-4200
                                                    ---------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
          ---   ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                                       Shares Outstanding
     Title of Class                    at October 31, 1994
     --------------                    -------------------
     Common Stock,
   ar value $1 per share                 169,788,332


                     THE DUN & BRADSTREET CORPORATION

                           INDEX TO FORM 10-Q



PART I. FINANCIAL INFORMATION                             PAGE
- - -----------------------------                             ----

Item 1. Financial Statements
Condensed Consolidated Statement of Income (Unaudited)
      Three Months Ended September 30, 1994 and 1993         3
      Nine Months Ended September 30, 1994 and 1993          4

Condensed Consolidated Statement of Cash Flows (Unaudited)
      Nine Months Ended September 30, 1994 and 1993          5

Condensed Consolidated Statement of
  Financial Position (Unaudited)
      September 30, 1994 and December 31, 1993               6

Notes to Condensed Consolidated Financial
   Statements (Unaudited)                                   7-11

Item 2. Management's Discussion and Analysis of Financial
            Condition and Results of Operations            11-15



PART II.  OTHER INFORMATION
- - ---------------------------

Item 6. Exhibits and Reports on Form 8-K                    16


SIGNATURES                                                  17
- - ----------



PART l.  FINANCIAL INFORMATION
- - ------------------------------
Item l.  FINANCIAL STATEMENTS

THE DUN & BRADSTREET CORPORATION
Condensed Consolidated Statement of Income (Unaudited)
(In thousands except per share amounts)
                                                   Three Months Ended
                                                       September 30
                                                  ________________________
                                                  1994            1993
                                                  ________________________
Operating Revenue                               $1,203,362     $1,157,953
Operating Costs, Selling and
  Administrative Expenses                          953,008        929,189
                                                 __________     __________
Operating Income                                   250,354        228,764

Interest (Expense) Income - Net                     (4,250)         4,433
Other Expense - Net                                (13,311)        (1,388)
                                                 __________     __________
Non-Operating (Expense) Income - Net               (17,561)         3,045

Income Before Provision for Income Taxes           232,793        231,809

Provision for Income Taxes                          66,113         73,260
                                                 __________     __________
Net Income                                        $166,680       $158,549
                                                 ==========     ==========
Earnings Per Share Of Common Stock                   $0.98          $0.89
                                                 ==========     ==========
Dividends Paid Per Share of Common Stock             $0.65          $0.61
                                                 ==========     ==========

Average Number of Shares Outstanding               170,004        178,288



See accompanying notes to the condensed consolidated financial statements (unaudited).


                                       -3-


THE DUN & BRADSTREET CORPORATION
Condensed Consolidated Statement of Income (Unaudited)
(In thousands except per share amounts)
                                                     Nine Months Ended
                                                         September 30
                                                  ________________________
                                                  1994            1993
                                                  ________________________
Operating Revenue                               $3,487,290     $3,390,938
Operating Costs, Selling and
  Administrative Expenses                        2,863,026      2,830,095
                                                 __________     __________
Operating Income                                   624,264        560,843

Interest (Expense) Income - Net                     (4,132)        15,455
Other Expense - Net                                (33,582)        (3,812)
                                                 __________     __________
Non-Operating (Expense) Income - Net               (37,714)        11,643

Income Before Provision for Taxes and Cumulative
  Effect of Changes in Accounting Principles       586,550        572,486

Provision for Income Taxes                         166,580        170,012
                                                 __________     __________
Income Before Cumulative Effect of Changes in
  Accounting Principles                            419,970        402,474

Cumulative Effect to January 1, 1993, of Changes in Accounting Principles:

   -SFAS No. 106, "Employers' Accounting for
    Postretirement Benefits Other Than Pensions,"
    Net of Income Tax Benefits of $93,730                -       (140,596)

   -SFAS No. 112, "Employers' Accounting for
    Postemployment Benefits," Net of Income
    Tax Benefits of $150,000                             -       (250,000)
                                                 __________     __________
Net Income                                        $419,970      $  11,878
                                                 ==========     ==========

Earnings Per Share of Common Stock:

  Before Cumulative Effect of Changes in
    Accounting Principles                            $2.47          $2.26

   -SFAS No. 106, "Employers' Accounting for
    Postretirement Benefits Other Than Pensions"         -          (0.79)

   -SFAS No. 112, "Employers' Accounting for
    Postemployment Benefits"                             -          (1.40)
                                                 __________     __________
Net Income                                           $2.47         $ 0.07
                                                 ==========     ==========
Dividends Paid Per Share of Common Stock             $1.91          $1.79
                                                 ==========     ==========

Average Number of Shares Outstanding               170,004        178,288


See accompanying notes to the condensed consolidated financial statements (unaudited).


                                         -4-


The Dun & Bradstreet Corporation
Condensed Consolidated Statement
of Cash Flows (Unaudited)

                                         Nine Months Ended September 30
                                                 1994           1993
(Amounts in thousands)
_________________________________________________________________________

Cash Flows from Operating Activities:
Net Income                                      $419,970        $  11,878
Reconciliation of Net Income to Net Cash
 Provided by Operating Activities:
  Cumulative Effect of Changes in Accounting Principles:
    Postretirement benefits other than pensions        0          140,596
    Postemployment benefits                            0          250,000
  Depreciation and Amortization                  309,028          278,033
  Gain on Sale of DunsNet Assets                 (36,000)               0
  Revaluation of Computer Software
    and Other Assets                              38,800                0
  Restructuring Gains from Sale of Businesses    (56,327)         (13,616)
  Restructuring Provisions                        56,327           13,616
  Restructuring Payments                        (109,563)         (51,884)
  Postemployment Benefit Payments               (124,521)               0
  Net Decrease in Accounts Receivable             74,990          169,090
  Income Taxes Paid- Net of Refunds             (139,667)        (190,293)
  Unearned Subscription Income                    55,561           61,548
  Postemployment Benefits - Curtailment Gains    (33,410)               0
  Net Changes in Other Working Capital Items     (31,938)           6,125
___________________________________________________________________________
Net Cash Provided by Operating Activities        423,250          675,093
___________________________________________________________________________
Cash Flows from Investing Activities:
(Payments for)Proceeds from Marketable
  Securities - Net                               (10,135)          16,064
Payments for Acquisition of Businesses (excluding cash
  and cash equivalents acquired of $1,926 and
  $6,548 in 1994 and 1993, respectively)        (181,910)        (100,787)
Proceeds from Sale of Businesses                 143,648           42,511
Capital Expenditures                            (213,706)        (158,924)
Additions to Computer Software and
  Other Intangibles                             (128,561)        (134,808)
Increase in Other Investments and
  Notes Receivable                               (46,791)         (31,919)
Other                                              6,323           14,486
___________________________________________________________________________
Net Cash Used in Investing Activities           (431,132)        (353,377)
___________________________________________________________________________
Cash Flows from Financing Activities:
Payment of Dividends                            (324,804)        (319,143)
Payments for Purchase of Treasury Shares         (59,887)         (37,464)
Net Proceeds from Exercise of Stock Options       19,378           28,053
Increase (Decrease) in U.S.
  Short-term Borrowings                          363,017          (81,850)
Third Parties' Investment in Partnership               0          125,000
Payment of Alaska Native Corp. Obligations      (166,208)               0
Other                                             30,442           (7,797)
___________________________________________________________________________
Net Cash Used in Financing Activities           (138,062)        (293,201)
___________________________________________________________________________
Effect of Exchange Rate Changes on Cash
  and Cash Equivalents                            13,951          (19,878)
___________________________________________________________________________
(Decrease) Increase in Cash and Cash Equivalents(131,993)           8,637
Cash and Cash Equivalents, Beginning of Period   650,909          494,520
___________________________________________________________________________
Cash and Cash Equivalents, End of Period        $518,916         $503,157
___________________________________________________________________________

See accompanying notes to the condensed consolidated financial statements (unaudited).

                                    -5-



The Dun & Bradstreet Corporation
Condensed Consolidated Statement of Financial Position (Unaudited)
(Amounts in thousands)
___________________________________________________________________________
                                                 September 30   December 31
                                                        1994          1993
___________________________________________________________________________
ASSETS

Current Assets
Cash and Cash Equivalents                          $518,916       $650,909
Marketable Securities, interest-bearing              31,719         17,749
Accounts Receivable - Net                         1,049,083      1,078,943
Other Current Assets                                386,367        374,828
                                                  ---------      ---------
      Total Current Assets                        1,986,085      2,122,429
___________________________________________________________________________
Investments
Marketable Securities, interest-bearing             122,495        106,219
Other Investments and Notes Receivable              356,010        310,585
                                                  ---------      ---------
      Total Investments                             478,505        416,804
___________________________________________________________________________

Property, Plant and Equipment - Net                 911,647        861,065
___________________________________________________________________________

Other Assets-Net
Deferred Charges                                   $347,948       $318,469
Computer Software                                   275,187        294,474
Other Intangibles                                   214,215        214,743
Goodwill                                          1,091,701        942,378
                                                  ---------      ---------
      Total Other Assets-Net                      1,929,051      1,770,064
___________________________________________________________________________
TOTAL ASSETS                                     $5,305,288     $5,170,362
___________________________________________________________________________

Liabilities and Shareowners' Equity
Current Liabilities
 Accounts and Notes Payable                        $750,290       $371,776
 Accrued and Other Current Liabilities            1,192,442      1,561,509
 Accrued Income Taxes                               145,428        110,759
                                                  ---------      ---------
      Total Current Liabilities                   2,088,160      2,044,044
___________________________________________________________________________

Unearned Subscription Income                        325,029        263,686
Postretirement and Postemployment Benefits          442,807        545,661
Deferred Income Taxes                                84,642         85,850
Other Liabilities and Minority Interests          1,157,080      1,119,805
___________________________________________________________________________
TOTAL LIABILITIES                                $4,097,718     $4,059,046
___________________________________________________________________________
Shareowners' Equity                              $1,207,570     $1,111,316
___________________________________________________________________________
TOTAL LIABILITIES AND SHAREOWNERS' EQUITY        $5,305,288     $5,170,362
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

Disclosures below include amounts classified in the condensed consolidated statement of financial position as marketable securities, as well as assets of grantor trusts established to pay benefits for U.S. supplemental pension plans and certain marketable securities included in other investments and notes receivable. Cash equivalents of $107.1 million and $149.2 million at September 30, 1994 and December 31, 1993, respectively, represent marketable securities purchased within 90 days of maturity date, for which book value, including accrued interest, approximates fair value. Cash equivalents have been excluded from these disclosures.

A summary of cost (amortized cost of debt instruments) and fair values follows (in millions of dollars):
                              September 30, 1994     December 31, 1993
                              Cost    Fair Value     Cost    Fair Value
                              ----    ----------     ----    ----------
Equity securities            $25.7      $25.6        $11.6      $11.7
Debt securities of the U.S.
  Government and its agencies 71.5       70.2         63.2       67.4
Debt securities of states
  and other sub-divisions
  of the U.S. Government      90.8       90.4         85.8       89.6
Debt securities of
  non-U.S.governments         11.7       11.5          9.9       10.3
Corporate debt securities     17.6       16.1         19.6       19.7
Other                          3.1        2.9          0.2        0.2
                              ----       ----         ----       ----
                            $220.3     $216.7       $190.3     $198.9
                            ======     ======       ======     ======

At September 30, 1994, gross unrealized gains and losses were $3.9 million and $7.5 million, respectively. At December 31, 1993, gross unrealized gains and losses were $9.1 million and $0.5 million, respectively.

At September 30, 1994, cost and fair values of debt securities by contractual maturity were as follows (in millions of dollars):

                                          Cost       Fair Value
                                          ----       ----------
Due in one year or less                   $20.5        $19.2
Due after one year through five years      65.3         64.3
Due after five years through ten years     97.9         96.9
Mortgage-backed securities                  7.9          7.8
                                         ------       ------
                                         $191.6       $188.2
                                         ======       ======


For the nine months ended September 30, 1994 and 1993, proceeds from the sales and maturities of marketable securities were $123.7 million and $57.4 million, respectively and gross realized gains and losses were not material.

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

Foreign exchange forward contracts are entered into to hedge the effects of exchange rate changes on certain of the Company's non-U.S. investments. At September 30, 1994, the Company had approximately $130 million in foreign exchange forward contracts outstanding with various expiration dates through November 1994, which have been designated as hedges of non-U.S. net investments. Gains and losses on these contracts are included in the cumulative translation adjustment component of shareowners' equity.

At September 30, 1994, the fair value of the interest rate swaps and foreign exchange forward contracts was $21.1 million and $131 million, respectively.

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

For financial reporting purposes, the assets, liabilities, results of operations and cash flow of the partnerships described above are included in the Company's consolidated financial statements. The third-parties investments in these partnerships at September 30, 1994 and December 31, 1993 totaled approximately $625 million, and are reflected in other liabilities and minority interests. Third-parties share of partnerships results of operations, including specified returns, is reflected in other income and expense-net.
                                  -9-

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

On September 2, 1994, ACI and counsel for the plaintiffs entered into an agreement to settle all claims that were or could have been asserted against ACI in the Towers Class Action for $1.25 million. The proposed settlement is subject to United States District Court approval. The amount of the proposed settlement will not materially affect the Company's 1994 earnings.

In the opinion of management, the outcome of all current proceedings, claims and litigation could have a material effect on quarterly or annual operating results when resolved in a future period. However, in the opinion of management, these matters will not materially affect the Company's consolidated financial position.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Earnings per share in the third quarter were $.98, up 10.1% from $.89 per share a year ago. For the first nine months of 1994, the Company reported earnings per share of $2.47, up 9.3% from $2.26 per share in the first nine months of 1993, which excludes the cumulative effect of accounting changes adopted in the first quarter of 1993. Including the impact of SFAS Nos. 106 and 112, last year the Company reported earnings in the first nine months of $.07 per share.

Net income in the third quarter grew 5.1% to $166.7 million from $158.5 million a year ago. Net income for the first nine months increased 4.3% to $419.9 million from $402.5 million in the first nine months of 1993 (excluding the impact of SFAS Nos. 106 and 112).
Growth in net income was held down by the cost of funds that the Company used to repurchase 8.3 million shares of its common stock in the fourth quarter of 1993. Due to the repurchase, which resulted in a lower number of average shares outstanding, growth in earnings per share was greater than the increase in net income.

As a result of the Company's emphasis on productivity, reported operating income in the third quarter increased 9.4% to $250.4 million from $228.8 million a year ago. Operating-income growth outpaced revenue growth primarily because of workforce reductions, prior restructuring actions and other company-wide productivity initiatives, including a substantial reduction in healthcare costs for U.S. employees. Several non-recurring gains and significant changes in costs were included in the third quarter. As a result of the decision to outsource communications services, the assets of DunsNet were sold for a pre-tax gain of $36 million. Dun & Bradstreet Plan Services was divested with no gain recorded. The Company also took proactive measures to improve D&B's future performance by accelerating the introduction of newer technologies, though this resulted in a charge of $39 million. The charge principally reflected the revaluation of certain computer software and other intangible assets that will be replaced or no longer be used at Dun & Bradstreet Software (DBS), IMS International (IMS), Dun & Bradstreet Information Services (DBIS), and Nielsen.
In
addition, a change in eligibility requirements for the Company's postretirement medical plan resulted in a curtailment gain of approximately $26 million, which was largely offset by a substantial increase in spending for new-product development. Excluding these factors, as well as the effects of acquisitions, divestitures, a weaker U.S. dollar and timing issues, D&B's third-quarter operating income grew by about 9%.

Reported operating income in the first nine months increased 11.3% to $624.3 million from $560.8 million, driven primarily by workforce reductions and restructuring actions throughout the Company.
Nine-month operating income for D&B's current portfolio of businesses increased by about 11%, excluding the effects of acquisitions, divestitures, a stronger dollar, timing factors and the other items noted above.

The Company is continuing to focus on long-term revenue growth and ongoing productivity improvement. Productivity actions clearly showed an impact on third-quarter results and the Company is working aggressively to improve the revenue outlook. At DBIS and DBS, actions have been taken to build new management structures and teams to drive the top line. Key changes in top management at DBIS North America and Europe followed the appointment at DBS of a new president with strong sales and marketing skills.

Third-quarter revenue increased 3.9% to $1,203.4 million from $1,157.9 million a year ago. Excluding the effects of acquisitions and divestitures, a weaker U.S. dollar and timing factors, third-quarter revenue rose by about 1%. Good underlyling revenue performance at IMS International, Nielsen Media Research, Gartner Group and Directory Information Services was largely offset by a decline at Moody's Investors Service, a decrease in mainframe-related revenue at DBS, and by past competitive losses at Nielsen in the U.S. During the third quarter, the Company continued to invest in a broad range of new initiatives to accelerate revenue growth. In the first nine months of 1994, reported operating revenue increased 2.8% to $3,487.3 million from $3,390.9 million a year ago. Excluding the effects of acquisitions, divestitures, a stronger dollar and timing factors, nine-month revenue for D&B's current portfolio of businesses was up about 1%.

Interest expense-net in the third quarter was $4.2 million, compared with interest income--net of $4.4 million a year ago, due in part to a lower cash position as a result of cash payments for acquisitions, and lower interest rates earned on international cash investments. Net interest expense also resulted from interest expense on debt in hyperinflationary countries, which was partly offset by foreign-exchange gains reported in other expense--net, and higher interest rates paid on increased U.S. short-term borrowings. For the first nine months of 1994, the Company reported interest expense--net of $4.1 million, compared with interest income--net of $15.5 million a year ago, primarily as a result of interest expense on debt in hyperinflationary countries and the other factors noted above.

Other expense--net in the third quarter was $13.3 million, compared with other expense--net of $1.4 million a year ago. Other expense-- net in the first nine months was $33.6 million compared with other expense--net of $3.8 million a year ago. Other expense--net in the third quarter and first nine months of 1994 included minority interest expense related to two previously disclosed limited partnerships and to Gartner Group. The cost of funds raised by one partnership, which provided funding for the Company's share repurchase program, was offset by the favorable impact on earnings per share of lower average shares outstanding.

The Company's third-quarter tax rate was 28.4%, compared with the third-quarter 1993 tax rate of 31.6% (which reflected the increase in the U.S. corporate income-tax rate, retroactive to January 1,
1993).

Business Segment Highlights

Third-quarter operating results were highlighted by excellent revenue performances at both Nielsen Media Research and Gartner Group, and solid underlying revenue growth at IMS International. Directory Information Services achieved underlying revenue growth of about 7% in the third quarter, continuing a successful reversal of a flat-to-declining trend over the past few years.

Marketing Information Services reported a 9.9% increase in third-quarter revenue to $513.5 million from $467.2 million a year ago. Excluding the impact of a weaker U.S. dollar, the acquisition of Survey Research Group (SRG), AGB Australia and Amfac Chemdata and the divestiture of Donnelley Marketing Information Services (DMIS), third-quarter revenue growth for the segment was up about 4%. IMS International reported third-quarter revenue of $174 million, up 11.4% on a reported basis and up about 8%, excluding the acquisition of Amfac Chemdata and the impact of the dollar. Nielsen Marketing Research reported third-quarter revenue of $277 million, up 6.3% on a reported basis and essentially unchanged excluding the impact of a weaker U.S. dollar, the acquisition of SRG and AGB Australia and the divestiture of DMIS. Nielsen Marketing Research's underlying third-quarter revenue was held down by past competitive losses in the U.S. Nielsen Marketing Research's multi-year contracts result in a six month to a year lag in impact on reported revenue. Therefore, business lost in 1993 is now adversely impacting 1994 results. However, this timing also holds true for 1994 competitive wins, which will be reflected next year. While the competitive environment in the U.S. remained intense, in the third quarter Tambrands and Dole Foods joined a growing number of clients, such as Bristol Myers Squibb, Johnson & Johnson, Clairol and Colgate Palmolive, that have reestablished and/or consolidated their information needs with Nielsen. During the past year, more than 20 clients have been won back from competition, underscoring Nielsen's growing momentum, particularly in the U.S. marketplace. Nielsen Media Research had a substantial increase in third-quarter revenue, reflecting growth in both cable and broadcast audience measurement.

Risk Management and Business Marketing Information Services reported third-quarter revenue growth of 0.9% to $391.3 million from $387.8 million a year ago. Excluding the impact of a weaker U.S. dollar and the acquisition of Novinform AG, segment revenue was essentially unchanged, held down by a decline at Moody's Investors Service. Moody's reported significantly lower third-quarter revenue, principally due to the dramatic decline in corporate-bond volumes and public-debt refundings. Dun & Bradstreet Information Services
(DBIS) reported revenue of $313 million, up 4.6% from last year. Excluding the weaker U.S. dollar and the acquisition of Novinform, DBIS's revenue was up about 3%. DBIS North America's third-quarter revenue was up slightly, held down by flat U.S. credit services revenue resulting from customers' increased use of lower priced, less comprehensive U.S. credit services products. Excluding the impact of a weaker U.S. dollar and the acquisition, DBIS Europe's third-quarter revenue increased by about 5%, driven by new products and accelerated actions to strengthen D&B's competitive capabilities throughout Europe.

Software Services reported a 13.4% decrease in third-quarter revenue to $94.0 million from $108.6 million a year ago. DBS's third-quarter 1994 revenue, adjusted for the dollar, was down in line with the segment, due to lower mainframe-related revenue.

Directory Information Services reported a 2.3% increase in third-quarter revenue to $101.8 million from $99.5 million a year ago. Excluding the impact of timing, revenue growth for the quarter was about 7%. Underlying third-quarter sales of Directory Information Services yellow pages directories were down slightly.

Other Business Services reported third-quarter revenue of $102.9 million, up 8.4% from $94.9 million a year ago. Adjusted for Dataquest's divestiture of its Machinery Information Division and the divestiture of Plan Services, segment revenue increased about 19%. Gartner Group reported an excellent increase in third-quarter revenue, consistent with the strong expectations for this business when it was acquired by D&B last year. NCH Promotional Services reported a decrease in third-quarter revenue, reflecting a decline in worldwide coupon redemptions and competitive pricing in the industry as well as the impact of actions taken to improve cash flow and profitability.

Changes in Financial Position at September 30, 1994
Compared with December 31, 1993

Goodwill - Net increased to $1,091.7 million at September 30, 1994 from $942.4 million at December 31, 1993 reflecting goodwill arising from the Company's acquisitions during 1994 of SRG, AGB Australia, Amfac Chemdata, Novinform AG and S&W Wys Muller.

Accounts and Notes Payable increased to $750.3 million at September 30, 1994 from $371.8 million at December 31, 1993, primarily reflecting increased U.S. short-term borrowings
($363.0 million).

Accrued and Other Current Liabilities decreased to $1,192.4 million at September 30, 1994 from $1,561.5 million at December 31, 1993, primarily reflecting the payment ($166.2 million) of the Company's obligation to an Alaska Native Corporation, postemployment benefit payments ($124.5 million) and restructuring payments
($109.6 million), partially offset by the reclassification of accrued postretirement benefits of $100.0 million to accrued and other current liabilities (see postretirement and postemployment benefits below).

Postretirement and Postemployment Benefits decreased to $442.8 million at September 30, 1994 from $545.7 million at December 31, 1993, primarily reflecting the reclassification to accrued and other current liabilities of $100.0 million of accrued postemployment benefits (primarily severance).

Condensed Consolidated Statement of Cash Flows
Nine months Ended September 30, 1994 and 1993
Net cash provided by operating activities for the nine months ended September 30, 1994 totaled $423.3 million compared with $675.1 million for the comparable period during 1993. The decrease in cash provided by operating activities ($251.8 million) primarily reflected a smaller reduction in accounts receivable at NCH ($90.4 million), higher restructuring payments ($57.7 million), higher postemployment benefit payments ($124.5 million) and the postemployment benefits curtailment gains ($33.4 million) partially offset by lower income taxes paid-net of refunds ($50.6 million).
                                 -14-

Net cash used in investing activities for the nine months ended September 30, 1994 totaled $431.1 million compared with $353.4 million for the comparable period in 1993. The increase in cash used for investing activities primarily reflected higher payments for marketable securities-net ($26.2 million), higher payments for acquisition of businesses ($81.1 million) and higher capital expenditures ($54.8 million), offset in part, by higher proceeds from sale of businesses ($101.1 million).

Net cash used in financing activities was $138.1 million for the nine months ended September 30, 1994 compared with net cash used in financing activities of $293.2 million for the comparable period in 1993. The decrease in cash usage primarily reflected the change in U.S. short-term borrowings ($444.8 million), partially offset by the payment of Alaska Native Corporation obligations ($166.2 million) and the absence of third parties' investments in a limited partnership ($125.0 million).

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

Other

The Company reiterated it is anticipating growth in full-year earnings per share in 1994 somewhat above the 8.4% growth in 1993. (For the full year 1993, earnings per share rose 8.4% to $3.36, excluding the impact of a fourth-quarter restructuring charge and the adoption of required accounting changes.) Underlying revenue growth for the full year is expected to be in the range of 1-to-2%.

The Board of Directors declared on October 19, 1994 a quarterly dividend of 65 cents per share, payable December 9, 1994, to shareowners of record at the close of business November 18, 1994.

PART II.  OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.

(a)  Exhibits.

     None

(b)  Reports on Form 8-K.

A report on Form 8-K was filed on September 16, 1994 to report under Item 5 - Other Events, that on September 2, 1994, American Credit Indemnity Company (ACI), a ninety-five percent owned subsidiary of the Company, and counsel for the plaintiffs entered into an agreement to settle all claims that were or could have been asserted against ACI in the Towers Class Action for $1.25 million, as explained more fully in Note 6 - Litigation.

                               SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                     THE DUN & BRADSTREET CORPORATION


Date: November 10, 1994              By:EDWIN A. BESCHERER, JR.
                                        Edwin A. Bescherer, Jr.,
                                     Executive Vice President -
                                     Finance and Chief Financial
                                     Officer



Date: November 10, 1994              By:THOMAS W. YOUNG
                                        Thomas W. Young,
                                     Senior Vice President and
                                     Controller