Form 10-K
DUN & BRADSTREET CORP
filed 1995-03-27
CIK 30419

[DESCRIPTION] 1994 10-K


                  SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549

                               FORM 10-K
(Mark One)
(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQURIED]

For the fiscal year ended December 31, 1994
                              OR
( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO REE REQUIRED]
For the Transition Period From                to
                              _______________  _________________

                    Commission file number 1-7155.
                                           ______

                 THE DUN & BRADSTREET CORPORATION
________________________________________________________________________
        (Exact name of registrant as specified in its charter)

     Delaware                                  13-2740040
_______________________            ___________________________________
(State of incorporation)           (I.R.S. Employer Identification No.)


187 Danbury Road, Wilton, Connecticut                 06897
_______________________________________            __________
(Address of principal executive offices)           (Zip Code)

Registrant's telephone number, including area code: (203)834-4200
                                                    _____________

Securities registered pursuant to Section 12(b) of the Act:

Title of each class                    Name of each exchange
                                        on which registered
____________________________________   _______________________
Common Stock, par value $1 per share   New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:
                           None

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                        ___   ___

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
                                                  ___

As of January 31, 1995, 169,669,960 shares of Common Stock of The Dun
& Bradstreet Corporation were outstanding and the aggregate market value of such Common Stock held by nonaffiliates (based upon its closing transaction price on the Composite Tape on such date) was approximately $8,483 million.
(Continued)
=======================================================================


Documents Incorporated by Reference

PART I
______
ITEM 1  -Business                     Performance & Outlook, 1994, Pages
                                      35 and 36, Note 15 Operations by
                                      Business Segments and page 36,
                                      Note 16 Operations by Geographic
                                      Area, of  the 1994 Annual Report.

ITEM 3  -Legal Proceedings            Page 33, Note 13 Litigation, of
                                      the 1994 Annual Report.

PART II
________
ITEM 5  -Market for the Registrant's  Page 20, Financial Review, of the
         Common Equity and Related    1994 Annual Report.
         Stockholder Matters

ITEM 6  -Selected Financial Data      Pages 38 and 39, Ten-Year Selected
                                      Financial Data, of the 1994 Annual
                                      Report.

ITEM 7  -Management's Discussion      Pages 16 to 20, Financial Review,
         and Analysis of Financial    of the 1994 Annual Report.
         Condition and Results of
         Operations

ITEM 8  -Financial Statements and     Pages 21 to 37 of the 1994 Annual
         SupplementaryData            Report.

PART III
________
ITEM 10 -Directors and Executive      Pages 2 to 4 of the Company's
         Officers of the Registrant   Proxy Statement dated March 10,
                                      1995.

ITEM 11 -Executive Compensation       Pages 17 to 27 of the Company's
                                      Proxy Statement dated March 10,
                                      1995.

ITEM 12 -Security Ownership of        Pages 27 to 29 of the Company's
         Certain Beneficial           Proxy Statement dated March 10,
         Owners and Management        1995.

ITEM 13 -Certain Relationships and    Pages 27 to 29 of the Company's
         Related Transactions         Proxy Statement dated March 10,
                                      1995.


    __________________________________________________________
       The Index to Exhibits is located on Pages 23 to 25.

                                 PART I

    As used in this report, except where the context indicates otherwise, the term "Company" means The Dun & Bradstreet Corporation and all subsidiaries consolidated in the financial statements contained herein.

ITEM 1. BUSINESS

    (a)(1) The Dun & Bradstreet Corporation was incorporated under the laws of the State of Delaware on February 6, 1973 and became the parent holding company of Dun & Bradstreet, Inc. and its subsidiaries on June 1, 1973. Dun & Bradstreet, Inc. was incorporated under the laws of the State of Delaware in 1930 and is the successor to a business commenced in 1841.

         (2) Not applicable.

    (b)(1) The response to this item is incorporated herein by reference to Note 15 Operations by Business Segments on Pages 35 to 36 of the 1994 Annual Report.

         (2) Not applicable.

    (c)(1) The Dun & Bradstreet Corporation is a non-operating holding company whose revenue is derived primarily from dividends received from its subsidiaries. Reference should be made to EXHIBIT B, List of Active Subsidiaries as of January 31, 1995, which describes the Company's subsidiaries. A descriptive narrative of the Company's business segments follows item (d).

    The number of full-time equivalent employees at December 31, 1994 was approximately 47,100.

    (d) The response to this item is incorporated herein by reference to Note 16 Operations by Geographic Area on Page 36 of the 1994 Annual Report.

    The Company is the world's leading marketer of information, software and services for business decision making. Its operations can be divided into five business segments: Marketing Information Services, Risk Management and Business Marketing Information Services, Software Services, Directory Information Services and Other Business Services. A narrative description of the Company's operations by business segment follows.


                     MARKETING INFORMATION SERVICES

IMS International, Inc.

    IMS International, Inc. (IMS) provides information and decision support services to the pharmaceutical and healthcare industries. IMS' principal services are sales territory reports, national pharmaceutical-sales audits and national medical audits, as well as a multinational data analysis system. Within each of these product classes, individual country-level reports may differ in one or more important characteristics depending on the circumstances of local pharmaceutical sales and distribution. IMS' reports are provided in printed format, as well as on-line inquiry-batch processing services and as part of electronic customer-site workstations. IMS provides information services covering over 70 countries and maintains offices in 53 countries on six continents, with 69% of total revenue generated outside the U.S.

    Sales-territory reports measure the effectiveness of pharmaceutical companies' sales forces, by product and product group within a geographic configuration tailored to each client's needs. IMS sales-territory reports are available in 26 countries and account for approximately 40% of IMS' worldwide revenues. New product introductions in 1994 included Xponent and PlanTrak pharmacy and managed-care information services and the Japan Sales Territory
Report.

    Pharmaceutical audits are syndicated reports which measure sales of pharmaceutical products for an entire national market and are primarily used by pharmaceutical companies to understand market dynamics and plan effective business strategies. Pharmaceutical audits are available in over 65 countries.


    National medical audits are syndicated reports utilizing data from physician practices to provide information on how pharmaceutical products are used, including patient and doctor details, diagnosis and drug therapy. Medical audits are available in over 40 countries.

    During 1994, IMS acquired Amfac Chemdata in Australia, a leading developer of pharmacy management software, and Emron, a provider of managed-care information, software and marketing services to pharmaceutical manufacturers.

    The raw data from which IMS' services are generated are derived either from statistically selected panels of drugstores, hospitals, physicians, etc., or from activities such as warehouse shipments or wholesalers sales data. To protect privacy, no individual patient is identified in any IMS medical database. IMS has generally well-established relationships with the sources required to create its databases and in many cases has historical connections with the trade associations and professional societies involved.

    All major pharmaceutical companies are customers of IMS and many of the companies subscribe to reports and services in several countries. The scope of IMS' customer base enables it to avoid dependence on any single customer.

    While the services offered by IMS are in many ways unique in their scope and completeness, there is competition in many countries in which it operates from other market research firms, direct mail and information service firms, as well as the in-house capabilities of its customers. Competition has traditionally arisen on a country-by-country basis but one company now provides information services to the pharmaceutical industry in a number of countries. However, no competitor has the global presence nor offers the range of services that IMS does.

Nielsen

    Nielsen participates in the global consumer marketing information services market. Nielsen is the world's largest marketing information and services supplier. Nielsen supplies a wide range of services that help consumer-goods manufacturers screen, plan, test and evaluate their individual brands and marketing programs. Comprehensive information is supplied on sales volume, shares, trends, pricing, promotion, distribution and inventory levels. Nielsen is a leader in providing these services to numerous industries including the grocery, beverage and health and beauty care industries. An extensive range of test-marketing services, innovative applications, analytical services and software tools is also provided. Nielsen offers services to consumer-goods marketers in 90 countries worldwide, with approximately three-quarters of its revenues generated outside the U.S.

    Nielsen provides a measurement of the consumer response at the actual point of sale -- the final result of the manufacturer's and retailer's production and marketing efforts. From a sample of retail stores, Nielsen collects point-of-sale information via electronic means such as scanning of universal product codes (UPC) and store visits by professional auditors. In the U.S. and other countries where electronic point-of-sale data are available, weekly reporting of product sales and related marketing information is the primary product offering along with value-added analysis, such as market-response modeling and promotion effectiveness studies. In the audit environment, store purchases are combined with change-of-stock-on-hand data to produce data on sales to consumers, retail inventories, brand distribution, out-of-stock items, prices and displays. Nielsen has established a unit devoted to Efficient Consumer Response (ECR), an emerging trend in the consumer packaged goods industry to streamline distribution and sales processes, eliminate waste and deliver products to consumers faster and at a lower cost. Nielsen has formed several strategic alliances to enhance its capabilities in ECR and to begin instituting best practices in the industry.

    Through the addition of Nielsen's household-panel data, information is not only provided on what stores are selling, but also on what cooperating households are buying. Nielsen Household Services provide manufacturers and retailers with detailed consumer-behavior analyses that help identify target audiences and assess advertising and marketing effectiveness. These data, coupled with advertising and promotion stimuli, by household, provide a powerful addition to Nielsen's retail-store databases. Household data are available in many countries including the U.S.

    Through Nielsen's decision-support and software services, customers can retrieve data and analyze information via personal computers and terminals installed in their offices. Customers can access information in a number of ways, including on-line connection to mainframes or downloading data into the customer's personal computer or internal management information systems. Nielsen provides a number of analytic applications that assist customers in a more productive and efficient use of their own and Nielsen's information.
The Nielsen Workstation, an innovative Windows-based software system, allows marketing and sales managers to integrate and evaluate information from a wide array of sources. Nielsen Spotlight is an expert system that enables users to access a database to find the most important facts related to volume and share changes for a brand and searches for the key factors that influence these share changes. Opportunity Explorer helps manufacturers' marketing and sales force personnel understand category dynamics and pinpoint opportunities for increasing sales. Promotion Simulator takes the analysis to the next stage by helping the sales force evaluate and plan promotion strategies with the retailers. The SPACEMAN space management family of products offers a hierarchy of integrated solutions for analyzing merchandising variables and producing automated "planograms." Nielsen Solution System will provide a faster and more efficient method of accessing and analyzing information. The increased flexibility and functionality of Nielsen Solution System provides for greater depth and breadth of information analysis.

    During 1994, Nielsen acquired Survey Research Group (SRG), the premier supplier of market research information throughout Asia. This acquisition will build upon Nielsen's commitment to provide customers worldwide a full range of solution services including advanced software, advertising expenditure measurement, customized research, household panel information, readership research, retail and wholesale tracking, scanning and television audience measurement.
This acquisition gives Nielsen a strong position in one of the most rapidly expanding markets in the world.

    Nielsen's products and services are subject to direct and indirect competition from rival marketing research, information services and software companies, marketing research departments of advertisers, advertising agencies and consulting firms, as well as the in-house operations of a number of large manufacturers and publishers. There are six major competitors worldwide, located in the U.S., Europe, Latin America and the Far East, but none has the global depth and breadth of coverage that Nielsen provides.

Nielsen Media

    Nielsen Media measures television audiences and reports this and related information to advertisers, advertising agencies, syndicators, broadcast networks, cable networks, cable operators, television stations and station representatives in order to increase the effectiveness of television advertising and programming. This syndicated information is offered on a subscription basis. Custom or ad-hoc analyses of the data are also offered. The information is then used by subscribers to buy, sell, plan and price television time and to make programming and scheduling decisions.

    In 1994, advertisers spent approximately $33.7 billion on television advertising, including $2.2 billion on cable television advertising, according to McCann-Erickson Worldwide, to bring a variety of programs and advertising messages to approximately 95.4 million U.S. television households. These data underscore the need for television stations, networks, advertisers, advertising agencies and others to obtain reports on how many households and types of people are reached by such programming.

    Nielsen Media measures television audiences and reports data through six services: Nielsen Television Index, Nielsen Syndication Services, Nielsen Homevideo Index, Nielsen Station Index, Nielsen Hispanic Television Index and Nielsen Hispanic Station Index.
Nielsen Television Index provides daily audience measurement and demographic estimates for all national broadcast network-television programs through the use of the Nielsen People Meter. Nielsen Syndication Services provides reports and services on both the local and national levels to the program syndication segment of the television industry. Nielsen Homevideo Index provides viewing measurement of cable, pay cable and other newer television technologies. Nielsen Station Index provides television audience measurement information in over 200 local markets and daily information in 32 markets through set meters in the U.S. Nielsen Hispanic Television Index provides viewing measurement of national Hispanic audiences, while Nielsen Hispanic Station Index provides viewing measurement of local Hispanic audiences. Television audience research services based on techniques similar to those described above are also provided in Canada, Finland, Sweden, Poland, South Africa, Australia, New Zealand, Columbia, Argentina, Brazil, Ecuador, Japan, Singapore, China, Hong Kong, Indonesia, Korea, Malaysia, Philippines, Taiwan and Thailand.

    Nielsen Media has maintained a strong leadership position in relation to its competitors. Arbitron, a former competitor, discontinued its syndicated broadcast and cable television ratings service as of December 31, 1993. A television ratings project funded by the Committee on Nationwide Television Audience Measurement (CONTAM) and designed and operated by Statistical Research, Inc., is developing a national television ratings laboratory, with testing planned for late 1995, that could give rise to a national competitor. On the local level, ADCOM, an emerging competitor, has announced plans to offer individual cable system measurement. Arbitron continues to develop its passive people meter technology and could use this to re-enter the television audience measurement business. Indirectly, on both a national and local basis, competition stems from other marketing research services offering product movement and television audience data and services. During 1994, Nielsen Media again expanded its local market television services and continued to invest to enhance product value, technical competencies and data quality. Significant investments are being made to upgrade the company's computer and metering technologies.

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

                            RISK MANAGEMENT AND
                  BUSINESS MARKETING INFORMATION SERVICES

Dun & Bradstreet Information Services

    Dun & Bradstreet Information Services (DBIS) is the world's largest supplier of business, commercial-credit and business-marketing information services, with operations in more than 30 countries and a worldwide database covering more than 38 million businesses. DBIS also provides receivables management services worldwide and credit insurance in the U.S. and Canada. DBIS is organized into three regions: North America, Europe and Asia-Pacific, Canada, Latin America.

   Dun & Bradstreet Information Services U.S.

   Dun & Bradstreet Information Services, U.S. provides business information, marketing information, receivable management and credit insurance services through U.S. Credit Information Services,
Receivable Management Services, Business Marketing Services and
American Credit Indemnity Company, which are described below:

    U. S. Credit Information Services

    U. S. Credit Information Services provides its customers with access to a database on more than 10 million U.S. businesses. Its core product services include the Business Information Report, Payment Analysis Report, Credit Scoring and reference services. Value-added solutions are provided through Specialized Industry Services, Predictive Scoring Services, Industry and Financial Consulting Services, Business Development Services, Analytical Services and Monitoring Services. Customers can order and receive information in a variety of ways, including mail, phone, fax, from personal computers and through a variety of customized high-volume connections between Dun & Bradstreet and customer computer systems.

    U.S. Credit Information Services sells directly to customers.
It also distributes its information via a number of other firms, including leading vendors of on-line services.

    Subscribers to Credit Information Services (approximately
63,000 contract customers and over 165,000 non-contract customers in the U.S.) use this information in making decisions to extend commercial credit, approve loans and leases, underwrite insurance, evaluate vendors, and make other financial and risk assessment decisions. Credit Information Services' largest customers are major manufacturers and wholesalers, insurance companies, banks and other credit and financial institutions.

    The Business Information Report contains commercial credit information on specific businesses. This report includes the D&B Rating and the PAYDEX score, a dollar-weighted numerical score of the company's payment performance. Both the D&B Rating and the PAYDEX score are based on information in the Dun & Bradstreet database. The Business Information Report also includes summary information and detailed payment data, as well as financial, banking, public filing, historical and operational data. The Dun & Bradstreet Reference Book of American Business contains listings on approximately 3 million businesses in the United States and Puerto Rico. This reference book also contains the D&B Rating, which reflects the credit and financial strength of a business. The Payment Analysis Report provides information on a company's payment record and includes the PAYDEX score, the 90-day PAYDEX score, historical trends and industry comparisons. Predictive
Credit Scoring services combine advanced statistical modeling with Dun & Bradstreet's database to help customers automate their risk management processes. D&B Express and other mass market services provide non-contract customers who have an occasional need for business information with data on a specific company.
Credit Information Services also markets other specialized reports and business information.

    Credit Information Services is believed to be the largest commercial credit reporting agency in the world. However, it faces competition both from in-house operations of the businesses it seeks as customers and from other general and specialized credit reporting services. It believes the principal methods of competition to be based on information quality, availability, service and price.

    Receivable Management Services

    Receivable Management Services (RMS) provides its customers with a full range of accounts receivable management services, including third party collection of accounts, letter demand services and receivable outsourcing programs. These services substitute and/or enhance the customer's own internal management of accounts receivable.

    RMS collects delinquent receivables primarily from commercial establishments on behalf of more than 35,000 customers, including commercial and insurance enterprises and government agencies. Collection services are provided throughout the U.S. with charges generally contingent upon collection. RMS also provides receivable outsourcing programs, letter demand services and customer training programs on a fixed-fee or contract basis.

    Certain states require that RMS, or in some instances an individual associate of RMS who is responsible for the conduct of relevant operations in the respective state, be licensed in connection with collection operations. The laws under which such licenses are granted generally provide for annual license renewals, as well as denials, suspensions or revocations for improper actions or other factors.

    RMS is considered to be the leader in the commercial collection industry. RMS faces competition from numerous other commercial collection agencies, attorneys who receive claims directly from clients and companies that conduct commercial collections in-house. In addition, RMS faces potential competition from the expansion of large consumer agencies into the commercial marketplace.

    Business Marketing Services

    Business Marketing Services (BMS) provides marketing information for business-to-business and educational marketers. BMS consists of Dun's Marketing Services and Market Data Retrieval. BMS units provide comprehensive information and related services used to plan, execute and evaluate the results of marketing programs; model, target and reach prospects; and track sales activities. This information is derived from a proprietary database covering more than 36 million businesses in over 200 countries. Information is delivered in print, on diskette, magnetic tape, CD-ROM and on-line formats.

    Market Data Retrieval offers services that help businesses sell to the educational market. The products provided include information about course offerings, facilities, teachers and administrators in primary and secondary schools, school districts, preschools, libraries, colleges and universities.

    BMS, while a market leader in its industry, faces competition from other data providers in competitive distribution channels, delivery formats and data quality enhancements.

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

    Dun & Bradstreet Information Services Europe/Middle East/Africa and
       Dun & Bradstreet Information Services Asia-Pacific, Canada, Latin
       America

    Dun & Bradstreet Information Services Europe/Middle East/Africa and Asia-Pacific, Canada, Latin America (DBIS Europe and Asia-Pacific, Canada, Latin America, respectively) opened their first overseas office in 1857 and today conduct operations in offices and branches located throughout Europe, Latin America, Africa, the Middle East, Asia, Japan, the Pacific Rim and Canada.

    DBIS Europe and DBIS Asia-Pacific, Canada, Latin America provide substantially the same business information, marketing information and receivable management services globally outside the United States as those provided by Dun & Bradstreet Information Services, U.S. The Business Information Report contains background and financial information on businesses located throughout the world obtained from D&B offices in the 35 countries where there are full operations and from Dun & Bradstreet correspondents in over 200 other countries.
DBIS Europe and Asia-Pacific, Canada, Latin America's other major products or services include analytical tools to help improve business decisions, local and international credit-reference publications, marketing publications, marketing information systems, consumer-credit information, as well as receivable-management services. Customers can receive information through a direct link to the computer, in printed form, by fax, on CD-ROM, or through third parties.

    During 1994, DBIS Europe expanded its European market share in credit information and receivable management services by acquiring a number of businesses, including S&W, a business information company located in France; Orefro, a business information company located in Italy; and Novinform, a business information company located in Switzerland. DBIS Europe also extended its geographic presence by entering into a joint venture with the European Bank for Reconstruction and Development (EBRD) to start-up business information companies in Hungary, the Czech Republic and Poland. In addition, DBIS Europe expanded its business information capabilities by further investments in data and systems.

    In 1994, Dun & Bradstreet Japan (D&B Japan) and Japan's second largest credit information provider, Tokyo Shoko Research, Ltd. (TSR) announced their intent to form a marketing, technology and database alliance. The alliance will result in the utilization of TSR's capabilities and resources in the Japan market and D&B Japan's resources as a global information provider.

    DBIS Europe and DBIS Asia-Pacific, Canada, Latin America's operations are subject to the usual risks inherent in carrying on business in certain countries outside of the U.S., including currency fluctuations, possible nationalization, expropriation, price controls, changes in the availability of data from public sector sources, limits on providing information across borders or other restrictive government action. Management believes that the risk of nationalization or expropriation is reduced because its basic service is the delivery of information, rather than the production of products which require manufacturing facilities or the use of natural resources.

    DBIS Europe and DBIS Asia-Pacific, Canada, Latin America face competition from banks, credit insurance companies, application software developers and in-house operations of businesses as well as direct competition from businesses providing similar services. DBIS Europe is the largest single supplier of credit information services in Europe. The competition is primarily local and there are no competitors offering a comparable range of global services or capabilities as DBIS Europe.

Moody's Investors Service, Inc.

    Moody's Investors Service, Inc. (Moody's) assigns ratings to fixed income securities and publishes a wide variety of business and financial information. Moody's business extends to over 60 countries and its customers include corporations, stockbrokers, governments, municipalities, banks, libraries, institutions and individuals.

    Moody's assigns ratings to various corporate and governmental obligations, Eurosecurities, structured finance transactions and commercial paper issuers, for which it charges most issuers a fee. At the end of 1994, Moody's had outstanding ratings on approximately 47,000 corporate and 51,000 municipal obligations. Corporate, municipal and government ratings are disseminated to the public through a variety of electronic and print media. A detailed description both of the issue which is rated and of the issuer, along with a summary of the rating rationale for the assignment of the specific rating, also appears in various Moody's publications.

    In addition to revenues derived from ratings, Moody's provides comprehensive historical and current business, financial, investment and marketing information on over 34,000 major U.S. and non-U.S. entities and on over 23,000 municipalities and governments and their securities. This information is available in eight Manuals and on CD-ROM, tapes and other electronic formats. The Manuals are published annually and are supplemented by news reports issued on a weekly basis. Moody's also publishes a variety of investment guides.

    Moody's international operations have continued to grow due to the expansion of international debt markets in recent years. Moody's maintains offices in nine countries outside of the U.S. Moody's non-U.S. operations are subject to the usual risks inherent in carrying on business in countries outside the U.S., including currency fluctuations, possible nationalization, expropriation, price controls and/or other restrictive government actions. Management believes that the risks of nationalization or expropriation are negligible. Moody's business is not solely dependent on non-U.S. office operations as these offices are supported by the intensive travel schedule of an internationally-focused staff.

    As one of the two largest ratings agencies in the U.S., Moody's provides opinions on debt instruments and other obligations of both U.S. and non-U.S. issuers. Internationally, a large number of national and international ratings agencies have been created over the last several years as the value of the ratings process has become better nderstood and utilized abroad. However, Moody's believes that its long-standing reputation for high quality and its pre-eminent position in the marketplace leaves it well positioned to take advantage of the growth in ratable debt. Moody's publishing business is a viable competitor in the large and highly-segmented print market for financial information. Moody's intends to maintain this well-established franchise in the print market through enhancements of its databases and by further expansion into the electronic market for financial information as a data provider. Moody's is registered as an investment adviser under the Investment Advisers Act of 1940 and the laws of a number of states.

Interactive Data Corporation

    Interactive Data Corporation's (Interactive) principal business is to provide securities information, including latest pricing and descriptive data, corporate actions and announcements for most types of securities, domestic and international. This information is delivered soon after close-of-market for securities accounting applications, including mutual fund and unit investment trust pricing. Interactive also provides investment analysis software and related computer services to financial organizations.

    Databases offered by Interactive include price, volume and other data on corporate equities and options, corporate bonds, U.S. Government and agency securities, municipal bonds and other securities, as well as company financial information such as revenues, earnings and assets. Financial data are available on more than 12,000 U.S.
and non-U.S. companies, while securities data are available on more than 111,000 North American equity securities, as well as numerous North American government and municipal securities, and over 90,000 securities traded outside North America. Data are updated daily, monthly, quarterly or annually as new information becomes available.
A wide range of database management and applications software is also offered to retrieve, manipulate, screen, download and analyze Interactive's and the customer's data.

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

    Interactive receives the data from public sources or under license agreements from other organizations which collect data and creates its own evaluations for delivery to customers. Although certain licenses are important to the business, Interactive believes that it could continue to conduct the business without these licenses, although at a greater expense.

    Interactive has three or four major competitors in each of its business lines. The principal areas of competition are in quality of service, primarily accuracy, quality of data, coverage and price, and, in the case of software, functionality.

                          SOFTWARE SERVICES

Dun & Bradstreet Software Services, Inc.

    Dun & Bradstreet Software Services, Inc. (D&B Software) is a worldwide leader in the marketplace for client/server and mainframe software for financial, human-resource and manufacturing applications and decision support.

    D&B Software products are installed throughout the world on a wide range of computer hardware platforms, including Data General, Digital Equipment Corporation, Fujitsu, Hewlett-Packard, IBM, ICL and SUN. D&B Software's products consist of an extensive line of applications software packages for business management as well as related implementation and education services. In addition, D&B Software provides application tools which enable users to customize their own applications, link mainframe and microcomputers and perform sophisticated report writing.

    Revenues are derived primarily from sales of perpetual non-exclusive licenses to use D&B Software's products, annual maintenance fees for such products and customer education and consulting services related to implementation of license products. Most of the license and services revenue is generated by a direct sales force. Maintenance fees and professional services currently comprise approximately 64% and 21% of D&B Software's revenues, respectively. Approximately 32% of total revenue is generated from operations outside of the U.S.

    During 1994, D&B Software continued to broaden and enhance its new client/server product line. SmartStream 3.0, a major new release of the SmartStream suite of products, was released in November. This release included the first releases of StreamBuilder and Manufacturing Stream along with upgrades of Financial Stream, HR Stream and SmartStream Decision Support. During 1994, D&B Software released eight new products which are supported by four new platforms and are in two foreign languages. SmartStream 3.0 enhancements include improved information delivery, purchasing and allocations modules, and a business process orientation based on workflow and agent technologies. These improvements address enterprise-wide information management requirements.

    D&B Software has strategic alliances with Powersoft, Sybase and Cognos and incorporates software developed by alliance partners in its client/server decision support software and application offerings. D&B Software also has strategic alliances with hardware vendors such as Hewlett Packard, IBM, SUN and Digital Equipment Corporation. D&B Software incurs significant costs in enhancing its existing product line as well as developing new client/server applications. As the company continues to invest in and build technologically emerging client/server solutions, D&B Software will face new risks including the ability to build new client/server products and related after-market products, migrate customers to new applications and manage changes in capabilities required to install and support new products and manage strategic alliance relationships.

    D&B Software faces numerous existing as well as potential competitors. Most competitors operate as niche players in particular segments of the marketplace. However, SAP, Oracle and PeopleSoft are often encountered in competitive situations. As in the past, D&B Software anticipates that the field of competitors will change dramatically, resulting from technological changes and shifts in customer needs. The management of D&B Software believes the quality of software and related customer support are important competitive factors in this industry.

Sales Technologies, Inc.

    Sales Technologies, Inc. (ST), a leader in the field of sales automation solutions, develops, installs and supports networked systems that enable organizations to improve sales force effectiveness, productivity, communication and customer satisfaction.

    ST's products focus on managing sales-force opportunities.
Designed to improve communication between corporate and field offices, ST's products allow multiple personnel access to customer and prospect information--fully supporting the team-selling environment. Through a key feature called "transactions," synchronized net changes are communicated between corporate and field databases to ensure each individual is working with up-to-date information. As a market leader, ST provides customers with a unique combination of expertise in vertical industries, training, consulting, selling methodologies, implementation and roll-out. ST's services staff can also integrate many customers' existing applications.

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

Pilot Software, Inc.

    Pilot Software, Inc. (Pilot), acquired in late 1994, is a leader in software solutions for on-line analytical processing (OLAP). Its business intelligence systems offer powerful tools to access and analyze data in an intuitive, visually appealing manner.

    Pilot's software products include graphical front-end, middleware and data server tools that are designed to easily accommodate changes in both decentralized and centralized business structures and enable the integration of new technologies for expanding businesses. The LightShip Suite, a client/server family of software solutions, includes LightShip Professional, LightShip Server and the LightShip Sales and Marketing Intelligence System (SMIS). LightShip Professional encompasses LightShip, a graphical user interface; LightShip Lens, a computation engine that provides fast access to multidimensional views of data; and LightShip Link, which provides a common access tool to relational data sources. LightShip Server is the industry's first multidimensional, time-series data server. LightShip SMIS is a set of tools that enable sales and marketing professionals to quickly and easily process critical business information and is the first complete solution based on the latest OLAP technology.

    Pilot faces several competitors. However, Pilot's software solutions offer distinct advantages in terms of data access and analysis. The power of Pilot's solutions lies in the software's ability to deliver views with consistently fast, interactive response and access data sources on the leading platforms. These advantages lead to high usage and reliability of business intelligence systems, creating value for a better-informed organization.

    Pilot has a strong international presence, with offices throughout North and South America, Europe and the Pacific Rim. Pilot operates wholly-owned subsidiaries and sales offices in the UK, Germany, Italy, France, Australia, Belgium, Netherlands and Sweden and has distribution operations worldwide.

    Revenues are derived primarily from sales of licenses to use Pilot's products, annual renewal fees and consulting and training services related to implementation of the products. Approximately 57% of total revenue is generated from operations outside of the U.S.

    D&B Software's and Pilot's non-U.S. operations are subject to the usual risks inherent in carrying on business in certain countries outside of the U.S., including currency fluctuations, possible nationalization, expropriation, price controls or other restrictive government actions. Management believes that the risk of nationalization or expropriation is reduced because its products are software and services, rather than the production of products which require manufacturing facilities or the use of natural resources.

Erisco, Inc.

    Erisco, Inc. (Erisco) develops and markets proprietary software applications and services used primarily in the administration of health care benefits. Its primary markets include managed-care organizations, insurance carriers, third party administrators and self-administered corporations. Erisco has successfully completed the second of three phases of its new Facets product, which has a targeted market of advanced managed-care organizations requiring client/server technology. This highly advanced state-of-the-art system is unique in the marketplace as it combines the latest technology with advanced managed care business functionality. Erisco faces competition from a variety of software vendors in both traditional indemnity, as well as the new managed-care markets. The current climate of health-care reform represents both an opportunity and some uncertainty, as the new complexion of health-care reform unfolds.

                     DIRECTORY INFORMATION SERVICES


The Reuben H. Donnelley Corporation

    The Reuben H. Donnelley Corporation (RHD) compiles, publishes or serves as sales and marketing representative of Yellow Pages and other directories for 16 telephone company clients throughout the U.S. RHD provides these services for more than 400 directories in 17 states and the District of Columbia, and is one of the largest marketers of yellow pages in the U.S. RHD serves the Yellow Pages marketing needs of over 600,000 business and service organizations who purchase Yellow Pages advertising space in the U.S.

    Products include consumer and business-to-business Yellow Pages, neighborhood directories and street address directories. RHD Yellow Pages product and marketing enhancements include Talking Yellow Pages, Yellow Pages Television, Touch Four, audiotex, expanded Community Action Pages and Restaurant Menu Advertising Units.

    RHD acts in different capacities, depending upon specific contracts and markets. These capacities include sales agent, partner, proprietary publisher and publisher and/or compiler.

    Proprietary Operations publishes proprietary Yellow Pages directories in Delaware, Maryland, New Jersey, Pennsylvania, Virginia, the District of Columbia and southern California. The unit also participates in the management of directory activity of RHD's C-Don partnership with Commonwealth Telephone Company to serve customers in northeastern Pennsylvania, and the directory activity of three joint venture agreements between RHD and North Pittsburgh Telephone Company, Conestoga Telephone and Telegraph, and Denver and Ephrata Telephone and Telegraph Company in Pennsylvania.

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

    DonTech, a partnership between RHD and Ameritech, is responsible for publishing telephone directories throughout Illinois and northwestern Indiana. DonTech also publishes Street Address
Directories in Illinois, Michigan and Indiana, and operates a fulfillment center which markets telephone directories primarily throughout Illinois.

    RHD's interest in Thomson Directories, a partnership with T.I.S. (Directories) Limited that publishes Yellow Pages directories in the United Kingdom, was divested in the second quarter of 1994.

    The units of RHD face increasing competition from other Yellow Pages publishers and other media, including newspapers, radio, direct mail, on-line information services and television.

                          OTHER BUSINESS SERVICES

Gartner Group, Inc.

    Gartner Group, Inc. (Gartner Group) is the leading independent provider of subscription-based research and analysis of the computer hardware and software, communications and related technology industries. Gartner Group targets as its customers corporate and other users of information technology ("IT") through a worldwide distribution network. These client organizations utilize Gartner Group's research and analysis for strategic planning of long-term IT needs and as a basis for systems purchasing decisions. Gartner Group believes that its products can provide significant benefits to clients through more effective long-term planning, improved productivity, reduced costs and better terms from vendors. These services are also used by vendors of IT systems and products as a source of information on new markets, competitive products, buying trends and evolving market needs.

    Gartner Group's principal products are annually renewable subscription services, called Continuous Services, which highlight industry developments, review new products and technologies and analyze industry trends within a particular technology or market sector. There are currently 43 principal Continuous Services products. Each service is supported by a team of research staff members with substantial experience in the covered segment or topic of the IT industry. Gartner Group also provides a number of other products and services including individual reports on industry topics, private speaking engagements and, most notably, consulting services and events.

    As of September 30, 1994, Gartner Group had approximately 14,800 client interfaces, defined as an individual IT professional at a client who receives directly all printed materials relating to a particular Continuous Service. At such date, Gartner Group had an aggregate of approximately 4,460 client organizations, including most of the companies in Fortune 500. Gartner Group is focusing extensive marketing attention on increasing its sales penetration into Fortune 1000 companies, of which approximately one-third are current client companies, and selling additional Continuous Service products to existing customers. Client organizations currently subscribe to an average of three Continuous Services each, with certain clients subscribing to more than 20 services. No single client organization accounted for over two percent of revenues at September 30, 1994.

    Gartner Group has made a substantial investment in recent years in the expansion of its distribution network and has expanded its direct sales force in the United States from a total of 26 sales people at the start of fiscal year 1990 to 160 sales people as of September 30, 1994. At September 30, 1994, Gartner Group had 56 locations worldwide. Sales to customers outside the United States constituted 37% of revenues in 1994. Gartner Group's non-U.S. operations are subject to the risks inherent in carrying on business in certain countries outside the U.S., including currency fluctuations, possible nationalization, expropriation, price controls or other restrictive government actions. Management believes that the risk of nationalization or expropriation is reduced because its products are services, rather than production of products which require manufacturing facilities or the use of natural resources.

    Gartner Group's products and services are subject to direct and indirect competition from other independent providers of similar services as well as the internal marketing and planning organizations of its customers and other information providers, including electronic and print media companies and consulting firms, many of whom have substantially greater financial information gathering and marketing resources than Gartner Group. In addition, although Gartner Group believes that it has established a significant market presence, there are few barriers to entry into the market and new competitors could readily seek to compete against Gartner Group in one or more market segments addressed by its Continuous Service products. Increased competition, direct and indirect, could adversely effect operating results through pricing pressure and loss of market share.

NCH Promotional Services

    NCH Promotional Services (NCH) is a worldwide supplier of coupon processing and promotional-information management. NCH provides a range of promotional services including processing of coupons and coupon-related administration, research and analytical services for manufacturers and retailers both domestically and internationally. Internationally, NCH also provides a promotion service for manufacturer's coupon-and-cash-refund programs. NCH derives approximately 58% of its revenues from U.S. operations.

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

    NCH is believed to be the world's largest coupon processor and promotion-information supplier. Numerous rival coupon clearing houses, billing services, manufacturer redemption agents and manufacturers who handle their own redemption services provide competition. Competition in the retailer service business largely focuses on price. The manufacturer business competes on a combination of price and service, namely timeliness, misredemption control and redemption analysis. NCH provides the widest array of value-added products in the industry for the analysis of redemption information.

Dataquest Incorporated

    Dataquest Incorporated (Dataquest) is a global market research and consulting company serving the high-technology sector. The company is regionally organized into four business units: North America, Europe, Japan and Asia Pacific. In November 1994, Dataquest acquired Research Asia, a market research firm headquartered in Hong Kong with operations in Southeast Asia, greatly enhancing Dataquest's presence in Asia Pacific.

    Dataquest's Worldwide Services Group provides worldwide market coverage on the computer systems and peripherals, document management, semiconductors, services, software and telecommunications sectors of the information technology industry. Each of the six groups offers a wide range of products and services, including annual-subscription services, consulting and primary research, conferences, reports and newsletters.

    Dataquest's Invitational Computer Conferences Group produces regional trade shows covering the areas of computer peripherals and computer connectivity.

    Dataquest's Machinery Information Division, which serves the heavy-machinery sector, was divested in the second quarter of 1994.

    As a leader in high-technology market research, Dataquest faces direct competition from a few large competitors as well as a number of small competitors and consultants. In addition, Dataquest faces indirect competition from companies that perform their own in-house market research.

Dun & Bradstreet Pension Services, Inc.

Dun & Bradstreet Pension Services, Inc. provides pension administration and benefit consulting for small to medium-sized businesses throughout the U.S. The market for pension administration services is fragmented among many competitors, none of which has a significant share of the market.

D&B Enterprises, Inc.

    D&B Enterprises, Inc. invests in emerging and established businesses in the information industry as a limited partner in Information Partners Capital Fund, a venture capital limited partnership, as well as through direct investments.

                            RESOURCE GROUP


Worldwide Shared Transaction Services

    Worldwide Shared Transaction Services (STS) began operations in 1994 as an internal service business that leads the ongoing "reengineering" of Dun & Bradstreet business processes within internal divisions and operates shared services centers for accounting, finance, payroll, employee benefits and related functions. These STS Centers provide centralized services formerly supplied within each Dun & Bradstreet division but at lower cost with the same or higher levels of service.

    STS now operates in North America, Europe and Japan, with fully-operational STS Centers established in the U.S. and the U.K. Other Centers are currently being launched in Belgium, France, Germany, Italy, Japan and The Netherlands (costs are included in all business segments) These Centers process all internal transactions according to standard processes, both manual and electronic. In some instances, STS manages the contractual performance of outside vendors to supply transactional services to Dun & Bradstreet divisions and employees.

Dun & Bradstreet Data Services

    Dun & Bradstreet Data Services (Data Services) is an organization established during 1994, composed of primarily mainframe and selected distributed processing functions for the Company's North American and European business units. The objectives of Data Services, in line with other Dun & Bradstreet synergistic initiatives launched during 1994, are to reduce overhead expenses and improve operations through the integration of individual data centers into regional "mega" centers and to leverage economies of scale in purchasing for the collective capacity requirements of all divisions. By sharing common personnel resources, management intends to maximize the quality and integrity of information systems through the standardization of best practices and establishment of uniform production processes. Most data center integrations will continue during 1995, with additional opportunities being identified as the organization matures.

    The names of the Company's products are trademarks or registered trademarks of The Dun & Bradstreet Corporation or one of its subsidiaries.

ITEM 2.  PROPERTIES

    The principal properties of the Company, by business segment, are set forth below.

    The executive offices of The Dun & Bradstreet Corporation are located at 187 Danbury Road, Wilton, Connecticut in an owned property and at 299 Park Avenue, New York, New York in a leased facility.

    Property of the Company is geographically distributed to meet sales and operating requirements worldwide. The properties of the Company are generally considered to be both suitable and adequate to meet current operating requirements and virtually all space is being utilized.

Marketing Information Services

    Owned properties located within the U.S. include eight facilities. Three properties are located in Omaha, Nebraska and one property each in Dunedin, Florida; Fond du Lac, Wisconsin; Totowa, New Jersey;
Plymouth Meeting and West Norriton, Pennsylvania.

    Owned properties located outside the U.S. include fifteen facilities: two properties in Lisbon, Portugal; and one property each in Ontario, Canada; Sao Paulo, Brazil; Espoo, Finland; Mexico City, Mexico; Buenos Aires, Argentina; Crows Nest and Artarmon, Australia; Innsbruck, Austria; Santiago, Chile; London, Oxford and Pinner, England; and Caracas, Venezuela.

    The operations of this segment are also conducted from sixty-two leased offices located throughout the U.S. and 123 non-U.S. locations.

Risk Management and Business Marketing Information Services

    Owned properties located within the U.S. include two office buildings in Berkeley Heights, New Jersey and one each in Murray Hill and Parsippany, New Jersey and New York, New York.

    Owned properties located outside the U.S. are located in Melbourne, Australia; Curitiba, Rio de Janeiro and Sao Paulo, Brazil; Santiago, Chile; Mexico City, Mexico; Caracas and Maracaibo, Venezuela; High Wycombe, England; and six properties within Italy. The operations of this segment are also conducted from 119 leased offices located throughout the U.S. and 131 non-U.S. office locations.

Software Services

    Operations are conducted from forty-one leased offices located throughout the U.S. and thirty-one non-U.S. office locations.

Directory Information Services

    Owned property located within the U.S. consists of an office building in Terre Haute, Indiana. Operations are also conducted from thirty-eight leased office locations throughout the U.S.

Other Business Services

    Owned properties located within the U.S. include three facilities: one each in San Jose, California; Clinton, Iowa; and El Paso, Texas.

    Owned properties located outside the U.S. include five properties in Mexico and one facility each in Saint John, N.B., Canada and Corby, England.

    The operations of this segment are also conducted from forty-two leased offices located throughout the U.S. and thirty non-U.S. office locations.


Resource Group and Corporate

    Owned properties within the U.S. include two buildings in Wilton, Connecticut. Operations are also conducted from eleven leased office locations throughout the U.S.


ITEM 3. LEGAL PROCEEDINGS

    Reference is made to Note 13 of Notes to Consolidated Financial Statements on Page 33 of the 1994 Annual Report, which is incorporated herein by reference.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT*

    Officers are elected by the Board of Directors to hold office until their respective successors are chosen and qualified.

Listed below are the executive officers of the registrant at March 1, 1995 and brief summaries of their business experience during the past five years.

        Name               Title                                    Age
        ----               -----                                    ---
Charles W. Moritz        Chairman**                                 58
Robert E. Weissman       President and Chief Executive Officer**    54
Edwin A. Bescherer, Jr.  Executive Vice President-Finance           61
                           and Chief Financial Officer
William G. Jacobi        Executive Vice President***                51
Robert J Lievense        Executive Vice President***                49
Dennis G. Sisco          Executive Vice President***                48
Volney Taylor            Executive Vice President**                 55
Michael F. Brewer        Senior Vice President-Communications &     51
                           Government Affairs
Earl H. Doppelt          Senior Vice President and General Counsel  41
David Fehr               Senior Vice President                      59
John J. Fitzpatrick      Senior Vice President-Human Resources      55
Frank R. Noonan          Senior Vice President***                   52
Thomas W. Young          Senior Vice President and Controller       56


    *Set forth as a separate item pursuant to Items 401(b) and (e) of Regulation S-K.

  **Member of the Board of Directors.

***Announcement on February 20, 1995 naming Messrs. Jacobi, Lievense,
   Sisco and Noonan to these offices with elections to take place on April 19, 1995.

    Mr. Moritz was elected Chairman of The Dun & Bradstreet Corporation (Dun & Bradstreet), effective January 1, 1985; he relinquished the title of Chief Executive Officer, effective January 1, 1994, to which office he had been elected, effective January 1, 1985. He will retire as Chairman and as a Director, effective March 31, 1995.

    Mr. Weissman was elected President and Chief Executive Officer of Dun & Bradstreet, effective January 1, 1994; he had been elected President and Chief Operating Officer, effective January 1, 1985. He has been elected to the additional office of Chairman, effective April 1, 1995.

    Mr. Bescherer was elected Executive Vice President-Finance of Dun & Bradstreet, effective June 17, 1987 and, in addition, Chief Financial Officer, effective April 18, 1984.

    Mr. Jacobi was named Executive Vice President of Dun & Bradstreet on February 20, 1995 with his election to take place on April 19, 1995. He also serves as Chairman of I.M.S. International, Inc., effective February 20, 1995. He had been elected Senior Vice President of Dun & Bradstreet, effective July 21, 1993. Prior thereto, he had served as President & Chief Operating Officer of Nielsen Media Research (January 1, 1991) and as Executive Vice President of Nielsen Media Research (March 1, 1989).

Mr. Lievense was named Executive Vice President of Dun & Bradstreet on February 20, 1995 with his election to take place on April 19, 1995. He also serves as Chairman of A. C. Nielsen Company, effective February 20, 1995. He had been elected Senior Vice President of Dun & Bradstreet, effective July 21, 1993. He had served until February 20, 1995 as Chairman of The Reuben H. Donnelley Corporation, to which office he was elected, effective July 26, 1993. Previously he had served through July 20, 1993 as Chairman of Dataquest Incorporated (September 1, 1991) and as President of NCH Promotional Services, Inc. (July 27, 1990). He had also served through December 31, 1990 as President of Nielsen Clearing House Division of A. C. Nielsen Company (June 25, 1989).

    Mr. Sisco was named Executive Vice President of Dun & Bradstreet on February 20, 1995 with his election to take place on April 19, 1995. He had been elected Senior Vice President of Dun & Bradstreet, effective July 21, 1993. He also serves as President of D&B Enterprises, Inc., to which office he was elected, effective December 18, 1988, as Chairman of Dataquest Incorporated, to which office he was elected, effective July 26, 1993, and as Chairman of Pilot Software, Inc., to which office he was elected October 27, 1994.

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

    Mr. Doppelt was elected Senior Vice President and General Counsel of Dun & Bradstreet, effective May 18, 1994. Prior thereto, he had served with Viacom Inc. as Senior Vice President and Deputy General Counsel (March 1994) and with Paramount Communications Inc. as Senior Vice President and Deputy General Counsel (September 1992) and as Vice President and Deputy General Counsel (October 1986).

    Mr. Fehr was elected Senior Vice President of Dun & Bradstreet, effective January 1, 1985.

    Mr. Fitzpatrick was elected Senior Vice President-Human Resources of Dun & Bradstreet, effective July 21, 1993; he had been elected
Senior Vice President-Human Resources Administration, effective
September 1, 1987.

    Mr. Noonan was named Senior Vice President of Dun & Bradstreet on February 20, 1995 with his election to take place on April 19, 1995.
He also serves as Chairman, President and Chief Executive Officer of The Reuben H. Donnelley Corporation, to which offices he was elected, effective August 7, 1991 (President), January 1, 1994 (Chief Executive Officer) and February 20, 1995 (Chairman). Previously he had served as Senior Vice President-Finance of the Business Information Group (January 1, 1991) and as Senior Vice President-Finance of the Financial Information Services Group (May 30, 1989).

    Mr. Young was elected Senior Vice President and Controller of Dun & Bradstreet, effective April 15, 1992; he had been elected Vice
President and Controller, effective November 20, 1985.

PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

    Information in response to this Item is set forth under Common Stock Information in the "Financial Review" on Page 20 of the 1994 Annual Report, which information is incorporated herein by reference.

ITEM 6.  SELECTED FINANCIAL DATA

    Selected financial data required by this Item is incorporated herein by reference to the information relating to the years 1990 through 1994 set forth in the "Ten-Year Selected Financial Data" on Pages 38 and 39 of the 1994 Annual Report.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    Information in response to this Item is set forth in the "Financial Review" on Pages 16 to 20 of the 1994 Annual Report, which information is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    See Index to Financial Statements and Schedules under Item 14 on
Page 18.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    Not applicable.


PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    Information in response to this Item is incorporated herein by reference to the section entitled "Election of Directors" in the Company's proxy statement dated March 10, 1995 filed with the Securities and Exchange Commission, except that "Executive Officers of the Registrant" on Pages 15 to 16 of this report responds to Item 401
(b) and (e) of Regulation S-K.

ITEM 11.    EXECUTIVE COMPENSATION

    Information in response to this Item is incorporated herein by reference to the section entitled "Compensation of Executive Officers and Directors" in the Company's proxy statement dated March 10, 1995 filed with the Securities and Exchange Commission.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
            MANAGEMENT

    Information in response to this Item is incorporated herein by reference to the section entitled "Security Ownership of Management and Others" in the Company's proxy statement dated March 10, 1995 filed with the Securities and Exchange Commission.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Information in response to this Item is incorporated herein by reference to the section entitled "Security Ownership of Management and Others" in the Company's proxy statement dated March 10, 1995 filed with the Securities and Exchange Commission.

PART IV

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
            FORM 8-K

        (a)List of documents filed as part of this report.
              (1)  Financial Statements.
                   See Index to Financial Statements and Schedule on
                   Page 20.
              (2)  Financial Statement Schedule.
                   See Index to Financial Statements and Schedule on
                   Page 20.
              (3)  Other Financial Information.
                   Performance and Outlook, 1994.
                   Ten Year Selected Financial Data.

(4)      Exhibits.
             See Index to Exhibits on Pages 24 to 26, which indicates which Exhibits are management contracts or compensatory plans required to be filed as Exhibits. Only responsive information appearing on Pages 7 to 39 to Exhibit D is incorporated herein by reference, and no other information appearing in Exhibit D is or shall be deemed to be filed as part of this Form 10-K.

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


                                   THE DUN & BRADSTREET CORPORATION
                                          (Registrant)

                                    By:  CHARLES W. MORITZ
                                    ___________________________
                                         (Charles W. Moritz,
                                      Chairman of the Board)

                                    By:  ROBERT E. WEISSMAN
                                    ___________________________
                                          (Robert E. Weissman,
                                        President and Chief
                                         Executive Officer)


                                    By:  EDWIN A. BESCHERER, JR.
                                    ___________________________
                                          (Edwin A. Bescherer,Jr.,
                                    Executive Vice President-Finance
                                      and Chief Financial Officer)

                                    By:  THOMAS W. YOUNG
                                    ___________________________
                                         (Thomas W. Young,
                                      Senior Vice President
                                       and Controller)


Date: March 27, 1995


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


   MARY JOHNSTON EVANS                JAMES R. PETERSON
______________________________  ______________________________
(Mary Johnston Evans, Director)  (James R. Peterson, Director)


      ROBERT A. HANSON                MICHAEL R. QUINLAN
______________________________  ______________________________
 (Robert A. Hanson, Director)   (Michael R. Quinlan, Director)


      ROBERT J. LANIGAN                 VOLNEY TAYLOR
______________________________  ______________________________
 (Robert J. Lanigan, Director)     (Volney Taylor, Director)


     VERNON R. LOUCKS, JR.             ROBERT E.WEISSMAN
______________________________  ______________________________
(Vernon R. Loucks, Jr., Director)  (Robert E. Weissman, Director)





Date: March 27, 1995



INDEX TO FINANCIAL STATEMENTS AND SCHEDULE

FINANCIAL STATEMENTS:

    The Company's consolidated financial statements, the notes thereto and the related report thereon of Coopers & Lybrand L.L.P., independent public accountants, for the years ended December 31, 1994, 1993 and 1992, appearing on Pages 21 to 39 of the accompanying 1994 Annual
Report, are incorporated by reference into this Annual Report on Form
10-K (see below). The additional financial data indicated below should be read in conjunction with such consolidated financial statements.



                                                                 Page
                                                      __________________________
                                                         10-K       1994 Annual
                                                                       Report
                                                      _____________ _____________
Report of Independent Public Accountants                      F-19          21
Statement of Management Responsibility for Financial          F-20          21
  Statements
As of December 31, 1994 and 1993:
  Consolidated Statement of Financial Position                F-22          23
For the years ended December 31, 1994, 1993 and 1992:
  Consolidated Statement of Income                            F-21          22
  Consolidated Statement of Cash Flows                        F-23          24
  Consolidated Statement of Shareowners' Equity               F-24          25
  Notes to Consolidated Financial Statements              F-25 to F-43   26-37
Quarterly Financial Data (Unaudited) for the years ended
  December 31, 1994 and 1993                                  F-43          37
Management's Discussion and Analysis
  of Financial Condition and Results of Operations        F-11 to F-18    16-20
Other financial information:
  Performance and Outlook, 1994                           F-1 to F-10     8-15
  Ten year selected financial data                            F-44       38-39


SCHEDULES:
  Report of Independent Public Accountants                     22          21

  The Dun & Bradstreet Corporation and Subsidiaries:

  II   - Valuation and Qualifying Accounts for the years ended
          December 31, 1994, 1993 and 1992.................... 23           -


    Schedules other than the one listed above are omitted as not required or inapplicable or because the required information is provided in the consolidated financial statements, including the notes thereto.


                                   -20-

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareowners and the Board of Directors of The Dun & Bradstreet Corporation:

Our report on the consolidated financial statements of The Dun & Bradstreet Corporation as of December 31, 1994 and 1993, and for the years ended December 31, 1994, 1993 and 1992, has been incorporated by reference in this Form 10-K from page 21 of the 1994 Annual Report of The Dun & Bradstreet Corporation. In connection with our audits of such financial statements, we have also audited the related financial statement schedule listed in the index on page 20 of this Form 10-K.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.




                                               COOPERS & LYBRAND L.L.P.



Stamford, Connecticut
January 25, 1995

                                                          SCHEDULE II



               THE DUN & BRADSTREET CORPORATION AND SUBSIDIARIES

              SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS for the years ended December 31, 1994, 1993, 1992
                                (In millions)

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
       Description                          of Period  Expenses    Deductions(a)  of Period
       ___________                          _________  ___________ _____________  _________
ALLOWANCE FOR DOUBTFUL ACCOUNTS:
    For the Year Ended December 31, 1994...  $  79.2    $  50.7      $  53.1       $  76.8
                                             =======    =======      =======       =======
    For the Year Ended December 31, 1993...  $  82.4    $  42.2      $  45.4       $  79.2
                                             =======    =======      =======       =======
    For the Year Ended December 31, 1992...  $  69.8    $  64.5      $  51.9       $  82.4
                                             =======    =======      =======       =======


NOTE:
     (a) Represents primarily the charge-off of uncollectible accounts for which a reserve was provided.



                                -22-






INDEX TO EXHIBITS


Regulation S-K                                                         Exhibit to
Exhibit Number                                                         this Report
______________                                                         ____________
(3)  Articles of Incorporation and By-laws.
    (a) Restated Certificate of Incorporation of The Dun &
        Bradstreet Corporation dated June 15, 1988 (incorporated
        herein by reference to Exhibit 4(a) to Registrant's
        Registration No. 33-25774 on Form S-8 filed November 25, 1988).
(b)By-laws of Registrant dated December 15, 1993.(incorporated herein by reference to Exhibit E to Registrant's Annual Report on Form 10-K
   for the year ended December 31, 1993, file number 1-7155, filed
   March 25, 1994).
(4)  Instruments Defining the Rights of Security Holders, Including
     Indentures.
        Not Applicable.
(9)  Voting Trust Agreement.
        Not Applicable.
(10) Material Contracts. (All of the following documents,
     except for items (u) and (v), are management
     contracts or compensatory plans or arrangements required to be filed pursuant to Item 14(c).)
    (a) Retirement Plan for Directors of Registrant, as amended
        December 21, 1994..............................................   Exhibit E**
    (b) Nonfunded Deferred Compensation Plan for Non-Employee Directors
        of Registrant, as amended April 21, 1993
       (incorporated herein by reference to Exhibit F to Registrant's
        Annual Report on Form 10-K for the year ended December 31, 1993, file number 1-7155, filed March 25, 1994)
    (c) Pension Benefit Equalization Plan, as ameded December 21, 1994.   Exhibit F**
    (d) Profit Participation Benefit Equalization Plan adopted October
        17, 1990 (incorporated herein by reference to Exhibit H to
        Registrant's Annual Report on Form 10-K for the year ended
        December 31, 1990, file number 1-7155, filed March 27, 1991).
    (e) 1982 Key Employees Stock Option Plan for Registrant and
        Subsidiaries, as amended July 17, 1991 (incorporated herein by reference to Exhibit E to Registrant's Annual Report on
        Form 10-K for the year ended December 31, 1991, file number
        1-7155, filed March 26, 1992)
    (f) 1991 Key Employees Stock Option Plan for Registrant and
        Subsidiaries, adopted April 16, 1991 (incorporated herein
        by reference to Exhibit 28(a) to Registrant's Registration
        No. 33-44551 on Form S-8, filed December 18, 1991).
    (g) Ten-Year Incentive Stock Option Agreement (incorporated herein by reference to Exhibit 28(b) to Registrant's Registration No.
        33-44551 on Form S-8, filed December 18, 1991).
    (h) Ten-Year Non-Qualified Stock Option Agreement (incorporated herein by reference to Exhibit 28(c) to Registrant's
        Registration No. 33-44551 on Form S-8, filed December 18, 1991).
    (i) Stock Appreciation Rights Agreement relating to Incentive
        Stock Options (incorporated herein by reference to Exhibit
        28(d) to Registrant's Registration No. 33-44551 on Form S-8,
        filed December 18, 1991).
    (j) Stock Appreciation Rights Agreement relating to Non-Qualified
        Stock Options (incorporated herein by reference to Exhibit
        28(e) to Registrant's Registration No. 33-44551 on Form S-8,
        filed December 18, 1991).
    (k) Limited Stock Appreciation Rights Agreement relating to
        Incentive Stock Options (incorporated herein by reference
        to Exhibit 28(f) to Registrant's Registration No. 33-44551
        on Form S-8, filed December 18, 1991).





Regulation S-K                                                         Exhibit to
Exhibit Number                                                         this Report
______________                                                         ____________
     (l)Limited Stock Appreciation Rights Agreement relating to
        Non-Qualified Stock Options (incorporated herein by reference to Exhibit 28(g) to Registrant's Registration No. 33-44551 on
        Form S-8, filed December 18, 1991).
     (m)1982 Key Employees Performance Unit Plan for Registrant and
        Subsidiaries, as amended December 18, 1991 (incorporated
        herein by reference to Exhibit F to Registrant's Annual Report on Form 10-K for the year ended December 31, 1991, file number
        1-7155, filed March 26, 1992).
     (n)Corporate Management Incentive Plan, effective January 1, 1990
       (incorporated herein by reference to Exhibit J to Registrant's
        Annual Report on Form 10-K for the year ended December 31, 1989, file number 1-7155, filed March 26, 1990).
     (o)1989 Key Employees Restricted Stock Plan for Registrant and
        Subsidiaries, as amended July 19, 1989 (incorporated herein by reference to Exhibit K to Registrant's Annual Report on Form
        10-K for the year ended December 31, 1989, file number 1-7155, filed March 26, 1990).
     (p)Restricted Stock Agreement (incorporated herein by reference to
        Exhibit L to Registrant's Annual Report on Form 10-K for the
        year ended December 31, 1989, file number 1-7155, filed March
        26, 1990).
     (q)Performance-Based Restricted Stock Agreement
        (incorporated herein by reference to Exhibit G to Registrant's
        Annual Report on Form 10-K for the year ended December 31, 1993, file number 1-7155, filed March 25, 1994)
     (r)Form of Change-in-Control Severance Agreement, approved July
        19, 1989 (incorporated herein by reference to Exhibit M to
        Registrant's Annual Report on Form 10-K for the year ended
        December 31, 1989, file number 1-7155, filed March 26, 1990)
     (s)Supplemental Executive Benefit Plan, as amended December 21, 1994 Exhibit G**
     (t)IMS International, Inc. Long-Term Incentive Compensation
        Plan, as amended April 19, 1991 (incorporated herein by
        reference to Exhibit F to Registrant's Annual Report on Form
        10-K   for the year ended December 31, 1992, file number
        1-7155, filed March 25, 1993).
     (u)Agreement of Limited Partnership of D&B Investors L.P.,
        dated as of October 14, 1993. (incorporated herein by
        reference to Exhibit H to Registrant's Annual Report on Form
        10-K   for the year ended December 31, 1993, file number
        1-7155, filed March 25, 1994).
     (v)Purchase Agreement and Purchase Agreement Amendment dated
        October 14, 1993 among D&B Investors L.P.and other parties
        (incorporated herein by reference to Exhibit I to Registrant's
         Annual Report on Form 10-K   for the year ended December 31,
         1993, file number  1-7155, filed March 25, 1994).
     (w)Consulting Agreement, dated March 6 1995, between Registrant
        and Charles W. Moritz..........................................   Exhibit H**
(11) Statement Re Computation of Per Share Earnings.
        Computation of Earnings Per Share of Common Stock on a Fully
        Diluted Basis..................................................   Exhibit A**
(12) Statement Re Computation of Ratios.
        Not applicable.
(13) Annual Report to Security Holders.
        1994 Annual Report.............................................   Exhibit D**
(18) Letter Re Change in Accounting Principles.
        Not applicable.
(19) Previously Unfiled Documents.
        Not applicable
(21) Subsidiaries of the Registrant.
        List of Active Subsidiaries as of January 31, 1995.............   Exhibit B**
22) Published Report Regarding Matters Submitted to a Vote
     of Security Holders.
        Not applicable
(23) Consents of Experts and Counsel.
        Consent of Independent Certified Public Accountants............   Exhibit C**

                                -24-





Regulation S-K                                                         Exhibit to
Exhibit Number                                                         this Report
______________                                                         ____________
(24) Power of Attorney.
        Not applicable.
(27) Financial Data Schedule.
        1994 Financial Data Schedule...................................   Exhibit I**
(28) Information from Reports Furnished to State Insurance Regulatory
     Authorities.
        Not applicable.
(99) Additional Exhibits.
        Not applicable.



*Not included in this document
**Filed electronically


                                -25-







