Form 10-Q
period 1995-03-31
DUN & BRADSTREET CORP
filed 1995-05-12
CIK 30419

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D. C.  20549


                               FORM 10-Q

(Mark one)

(X)     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1995
                               --------------

OR

( )     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

For the transition period from_____________to______________

Commission file number  1-7155


                       THE DUN & BRADSTREET CORPORATION
             (Exact name of registrant as specified in its charter)

              Delaware                         13-2740040
      (State of Incorporation)   (I.R.S. Employer Identification No.)

         187 Danbury Road, Wilton, CT               06897
  (Address of principal executive offices)       (Zip Code)

Registrant's telephone number, including area code  (203) 834-4200
                                                    --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
          ---    ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
                                            Shares Outstanding
     Title of Class                         at April 28, 1995
     ---------------                        -----------------
      Common Stock,
par value $1 per share                        169,562,908

                  THE DUN & BRADSTREET CORPORATION

                      INDEX TO FORM 10-Q



PART I. FINANCIAL INFORMATION                            PAGE
- -----------------------------                            -----

Item 1. Financial Statements

Condensed Consolidated Statement of Income (Unaudited)
      Three Months Ended March 31, 1995 and 1994           3

Condensed Consolidated Statement of Cash Flows (Unaudited)
      Three Months Ended March 31, 1995 and 1994           4

Condensed Consolidated Statement of Financial Position (Unaudited)
      March 31, 1995 and December 31, 1994                 5

Notes to Condensed Consolidated Financial
      Statements (Unaudited)                              6-8

Item 2. Management's Discussion and Analysis of Financial
            Condition and Results of Operations           8-11



PART II.  OTHER INFORMATION
- ---------------------------

Item 6. Exhibits and Reports on Form 8-K                   11


SIGNATURES                                                 12


PART I. FINANCIAL INFORMATION
- -----------------------------
Item I.  FINANCIAL STATEMENTS

THE DUN & BRADSTREET CORPORATION
Condensed Consolidated Statement of Income (Unaudited)
(In millions except per share amounts)
                                                   Three Months Ended
                                                         March 31
                                                  ________________________
                                                  1995            1994
                                                  ________________________
Operating Revenue                               $1,219.6     $1,099.2
Operating Costs, Selling and
  Administrative Expenses                        1,046.8        939.4
                                                ________     ________
Operating Income                                   172.8        159.8

Interest (Expense) Income - Net                     (6.5)         4.0
Other Expense - Net                                (15.7)       (12.0)
                                                 ________     ________
Non-Operating Expense - Net                        (22.2)        (8.0)

Income Before Provision for Taxes                  150.6        151.8

Provision for Income Taxes                          41.7         43.1
                                                 _______      _______
Net Income                                        $108.9       $108.7
                                                 =======      =======

Earnings Per Share of Common Stock                 $0.64        $0.64
                                                 =======      =======

Dividends Paid Per Share of Common Stock           $0.65       $0.61
                                                 =======      =======

Average Number of Shares Outstanding              169.7         170.2

See accompanying notes to the condensed consolidated financial statements (unaudited).

                                           -3-


The Dun & Bradstreet Corporation
Condensed Consolidated Statement
of Cash Flows (Unaudited)

                                            Three Months Ended March 31
                                                 1995           1994
(Amounts in millions)
_________________________________________________________________________

Cash Flows from Operating Activities:
Net Income                                      $108.9        $108.7
Reconciliation of Net Income to Net Cash
 Provided by Operating Activities:
  Depreciation and Amortization                  116.0         101.1
  Restructuring Gains from Sale of Business        0.0          (1.7)
  Restructuring Provisions                         0.0           1.7
  Restructuring Payments                         (37.1)        (22.1)
  Postemployment Benefit Payments                (26.7)        (40.0)
  Net Increase in Accounts Receivable            (46.7)        (83.4)
  Unearned Subscription Income                   151.5         138.1
  Income Taxes Paid- Net of Refunds               (6.6)        (31.7)
  Net Changes in Other Working Capital Items     (57.3)        (89.1)
___________________________________________________________________________
Net Cash Provided by Operating Activities        202.0          81.6
___________________________________________________________________________
Cash Flows from Investing Activities:
Payments for Marketable Securities - Net          (3.9)        (70.3)
Payments for Acquisition of Businesses (excluding cash
  and cash equivalents acquired of $.8 in 1994)   (4.0)        (31.3)
Capital Expenditures                             (80.0)        (72.6)
Additions to Computer Software and
  Other Intangibles                              (37.2)        (33.3)
Increase in Other Investments and
  Notes Receivable                                (6.3)        (25.2)
Other                                              2.0           2.3
___________________________________________________________________________
Net Cash Used in Investing Activities           (129.4)       (230.4)
___________________________________________________________________________
Cash Flows from Financing Activities:
Payment of Dividends                            (110.9)       (103.9)
Payments for Purchase of Treasury Shares         (18.6)        (28.7)
Net Proceeds from Exercise of Stock Options        7.5           7.5
Increase in U.S. Short-term Borrowings           113.1         296.1
Payment of Alaska Native Corp. Obligations         0.0        (166.2)
Other                                              6.9           6.8
___________________________________________________________________________
Net Cash (Used in) Provided by
  Financing Activities                            (2.0)         11.6
___________________________________________________________________________
Effect of Exchange Rate Changes on Cash
  and Cash Equivalents                             9.2           2.4
___________________________________________________________________________
Increase (Decrease) in Cash & Cash Equivalents    79.8        (134.8)
Cash and Cash Equivalents, Beginning of Year     335.4         650.9
___________________________________________________________________________
Cash and Cash Equivalents, End of Period        $415.2        $516.1
___________________________________________________________________________

See accompanying notes to the condensed consolidated financial statements (unaudited).

                                         -4-



THE DUN & BRADSTREET CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF FINANCIAL POSITION (UNAUDITED)
(Amounts in millions)
___________________________________________________________________________
                                                  March 31     December 31
                                                     1995         1994
___________________________________________________________________________
ASSETS

Current Assets
Cash and Cash Equivalents                             $415.2    $335.4
Marketable Securities                                   27.0      26.9
Accounts Receivable - Net                            1,317.3   1,256.5
Other Current Assets                                   382.9     362.2
                                                     _______   _______
  Total Current Assets                               2,142.4   1,981.0
____________________________________________________________________________
Investments
Marketable Securities                                  135.3     133.1
Other Investments and Notes Receivable                 379.2     366.4
                                                     _______   _______
  Total Investments                                    514.5     499.5
____________________________________________________________________________
Property, Plant and Equipment - Net                    929.3     918.5
____________________________________________________________________________
Other Assets - Net
Deferred Charges                                       370.9     363.1
Computer Software                                      333.0     335.9
Other Intangibles                                      215.9     216.0
Goodwill                                             1,150.2   1,149.9
                                                     _______   _______
  Total Other Assets - Net                           2,070.0   2,064.9
___________________________________________________________________________
Total Assets                                        $5,656.2  $5,463.9
___________________________________________________________________________
Liabilities and Shareowners' Equity

Current Liabilities
Accounts Payable                                      $315.8    $290.1
Short-term Debt                                        623.5     500.6
Accrued and Other Current Liabilities                1,139.6   1,300.4
Accrued Income Taxes                                   127.0      95.4
                                                     _______   _______
  Total Current Liabilities                          2,205.9   2,186.5
___________________________________________________________________________

Unearned Subscription Income                           443.7     290.3
Postretirement and Postemployment Benefits             494.5     484.9
Deferred Income Taxes                                  205.3     209.3
Other Liabilities and Minority Interest                981.7     974.2
___________________________________________________________________________
Total Liabilities                                   $4,331.1  $4,145.2

Shareowners' Equity                                  1,325.1   1,318.6
___________________________________________________________________________
Total Liabilities and Shareowners' Equity           $5,656.2  $5,463.8
___________________________________________________________________________

See accompanying notes to the condensed consolidated financial statements (unaudited).


                                    -5-

THE DUN & BRADSTREET CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1 - Interim Consolidated Financial Statements
These interim consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and should be read in conjunction with the consolidated financial statements and related notes of The Dun & Bradstreet Corporation (the "Company" or "D&B") 1994 Annual Report on Form 10-K. In the opinion of management, all adjustments (consisting of normal recurring accruals), considered necessary for a fair presentation of financial position, results of operations and cash flows at the dates and for the periods presented have been included. Certain prior-year amounts have been reclassified to conform with the 1995 presentation.

Note 2 - Financial Instruments with Off-Balance-Sheet Risk

The Company is a party to financial instruments with off-balance-sheet-risk, which are entered into in the normal course of business to reduce exposure to fluctuations in interest and foreign exchange rates. Interest rate swap agreements are entered into primarily as hedges against variable interest rate exposures. During the first quarter of 1995, the Company executed swap agreements which effectively fixed interest rates on an additional $100 million of variable rate debt.
As a result, at March 31, 1995, the Company had swap agreements outstanding to fix interest rates on a total of $400 million of variable rate debt through fiscal 2004. The weighted average fixed rate payable under these agreements is 7.07%. The differential interest to be paid or received under these agreements is included in interest expense over the life of the debt.

Note 3 - Investment Partnerships

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

For financial reporting purposes, the assets, liabilities, results of operations and cash flow of the partnerships described above are included in the Company's consolidated financial statements. The third-parties investments in these partnerships at March 31, 1995 and December 31, 1994 totaled approximately $625 million, and are reflected in other liabilities and minority interests. Third-parties share of partnerships results of operations, including specified returns, is reflected in other income and expense-net.

Note 4 - Litigation

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

  On September 2, 1994, ACI and counsel for the plaintiffs entered into an agreement to settle all claims that were or could have been asserted against ACI in the Towers Class Action for $1.25 million. The proposed settlement is subject to United States District Court approval. The amount of the proposed settlement did not materially affect the Company's 1994 earnings.

  In the opinion of management, the outcome of all current proceedings, claims and litigation could have a material effect on quarterly or annual operating results when resolved in a future period. However, in the opinion of management, these matters will not materially affect the Company's consolidated financial position.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Earnings per share in the first quarter were $.64, unchanged from a year ago, reflecting a significant cyclical decline at Moody's
Investors Service and previously announced plans to increase investment spending company-wide in 1995.

Net income in the first quarter was $108.9 million, essentially unchanged from $108.7 million a year ago.

Reported first-quarter revenue increased by 11.0% to $1,219.6 million from $1,099.2 million a year ago, driven by aggressive investments in new products, geographic and market expansion plus high-growth acquisitions. Underlying first-quarter revenue growth was 5%. D&B's first-quarter reported and underlying revenue growth rates were more than double the rates D&B achieved in 1994.

On a reported basis, A.C. Nielsen, D&B Information Services (DBIS), IMS International (IMS), Nielsen Media and Gartner Group all achieved double-digit topline growth. DBIS reported its best revenue growth since 1987.

Due to lower public bond-market volumes, Moody's reported a significant decline in revenue. However, excluding Moody's, the Company achieved underlying revenue growth of almost 7% and reported growth of 13%. Moreover, while stabilization was the goal at D&B Software (DBS) and Nielsen U.S., the Company actually saw modest revenue gains in both of these businesses for the quarter.

Reported operating income in the first quarter increased 8.1% to $172 million from $159 million a year ago, led by good operating-income performance at IMS, A.C. Nielsen, DBIS U.S., Nielsen Media Research and Gartner Group. First-quarter operating income included a $28 million gain from the sale of warrants received in connection with the divestiture of Donnelley Marketing in 1991. Operating income was held down by a significant decline at Moody's and by a substantial increase in investment spending on new revenue initiatives.

Non-operating expense-net in the first quarter was $22.2 million, compared with $8 million of expense a year ago. Non-operating expense--net in the first quarter of 1995 increased, in part, due to a lower cash position as a result of cash payments for acquisitions, restructuring and severance, lower interest rates earned on international cash investments, higher interest rates paid on increased U.S. short-term borrowings, and higher minority interest expense related to Gartner Group's increased income and to a previously disclosed limited partnership.

The Company's first-quarter tax rate was 27.7%, compared with the first-quarter 1994 tax rate of 28.4%.

Business Segment Highlights

Marketing Information Services reported a 19.8% increase in first-quarter revenue to $527.4 million from $440.3 million a year ago. Excluding the impact of a weaker U.S. dollar and acquisitions, including Survey Research Group (SRG), AGB Australia/New Zealand and Amfac Chemdata, first-quarter revenue growth for the segment was about 9%. IMS International reported first-quarter revenue of $174 million, up 18% on a reported basis and up about 8%, excluding the impact of acquisitions and the dollar. A.C. Nielsen reported first-quarter revenue of $288 million, up 22% on a reported basis and up about 8%, excluding the impact of acquisitions and the dollar. Nielsen Media Research reported strong growth in first-quarter revenue.

Risk Management and Business Marketing Information Services reported first-quarter revenue growth of 6.1% to $409.2 million from $385.6 million a year ago. Excluding the impact of a weaker U.S. dollar and the acquisitions of Orefro L'Informazione in Italy, S&W in France and Novinform in Switzerland, segment revenue was essentially unchanged. Compared with its strong results in the first quarter a year ago, Moody's posted a significant decrease in revenue, principally due to the dramatic decline in public-debt refundings. DBIS reported revenue of $325 million, up 13% from the same year-ago period. Excluding the impact of acquisitions and the dollar, DBIS's revenue was up about 6%. DBIS's U.S. first-quarter revenue was $189 million, up 7%, fueled in part by strong growth in business marketing services products. First-quarter sales of U.S. credit services were up in the mid-single digits. DBIS Europe's first-quarter revenue increased by 30% on a reported basis.
Excluding the impact of acquisitions and the dollar, DBIS Europe's revenue increased only 1% due in part to a significant decline in France. Performance in France is expected to improve with the integration of the S&W acquisition and new product offerings.

Software Services reported an 11.7% increase in first-quarter revenue to $105.8 million from $94.8 million a year ago, reflecting the acquisition of Pilot Software and improved performance at D&B Software. Excluding the impact of the dollar and the acquisition of Pilot, underlying revenue was unchanged. DBS's first-quarter 1995 underlying revenue was up modestly from a year ago. Positive customer response to D&B Software's new client/server products, a new management team, an enhanced marketing program and renewed focus on the extensive base of mainframe customers is resulting in significantly improved performance.

Directory Information Services reported first-quarter revenue of $77.6 million down 1.5% from $78.8 million a year ago, due to changes in commission rates and other contractual arrangements with telephone companies. Underlying sales, however, showed a mid-single-digit increase for the quarter.

Other Business Services reported first-quarter revenue of $99.7 million, down 0.2% from $99.8 million a year ago. Adjusted for Dataquest's divestiture of its Machinery Information Division, the divestiture of Plan Services and timing factors, segment revenue increased about 21%. NCH Promotional Services reported a decrease in first-quarter revenue, reflecting a decline in worldwide coupon redemptions and competitive pricing in the industry. During the quarter, however, profits were up and NCH signed major new contracts with Nabisco and General Mills. Gartner Group continued its run of outstanding results in the first quarter, achieving excellent underlying growth in revenue for the period, which reflected strong renewals of subscription information services.

Changes in Financial Position at March 31, 1995
Compared with December 31, 1994
Short-term Debt increased to $623.5 million at March 31, 1995 from $500.6 million at December 31, 1994, primarily reflecting increased U.S. short-term borrowings ($113.1 million).

Unearned Subscription Income increased to $443.7 million at March 31, 1995, from $290.3 million at December 31, 1994, reflecting the cyclical pattern of higher subscription sales in the first quarter.

Condensed Consolidated Statement of Cash Flows
Three Months Ended March 31, 1995 and 1994

Net cash provided by operating activities for the three months ended March 31, 1995 totaled $202.0 million compared with $81.6 million for the comparable period in 1994. The increase of $120.4 million primarily reflected a lower net increase in accounts receivable ($36.7 million) that resulted from improved cash collections at several divisions, lower income taxes paid-net of refunds ($25.1 million) and a lower increase in other working capital items ($31.8 million).

Net cash used in investing activities for the three months ended March 31, 1995 totaled $129.4 million compared with $230.4 million for the comparable period in 1994. The decrease in cash used for investing activities primarily reflected lower payments for the purchase of marketable securities-net ($66.4 million), and lower cash paid for acquisition of businesses ($27.3 million) as well as lower amounts paid for minority ownership interests included in other investments and notes receivable ($18.9 million).

Other

Regarding 1995, the Company has reaffirmed its expectations for underlying revenue growth in the mid-single digits, and growth in earnings per share at or nearly at D&B's underlying topline performance. Reported revenue growth for 1995 is expected to be in the high-single digits. Continuing weakness at Moody's is expected to hold down second-quarter results.

Consistent with 43 consecutive years of dividend increases, but also taking into account the company's goal in recent years of gradually lowering the dividend payout ratio, the board of directors declared on April 19, 1995 a one-cent per share increase in the quarterly dividend rate to 66 cents a share, an increase of 1.5%.

PART II.  OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K.

(a)  Exhibits.

     None.

(b)  Reports on Form 8-K.

     There were no reports on Form 8-K during the quarter ended March
     31, 1995.

SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                  THE DUN & BRADSTREET CORPORATION


Date: May 12, 1995                 By: EDWIN A. BESCHERER, JR.
                                       -------------------------
                                       Edwin A. Bescherer, Jr.,
                                       Executive Vice President -
                                         Finance
                                       and Chief Financial Officer



Date: May 12, 1995                 By:THOMAS W. YOUNG
                                      ----------------------------
                                      Thomas W. Young,
                                      Senior Vice President and
                                        Controller