Form 10-K/A
DUN & BRADSTREET CORP
filed 1995-06-29
CIK 30419

SECURITIES AND EXCHANGE COMMISSION
                   WASHINGTON, D.C. 20549


                         FORM 10-K/A
                       AMENDMENT NO. 1

(Mark One)
   X Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required]

        For the fiscal year ended December 31, 1994
                                or
        Transition Report Pursuant to Section 13 or 15(d)
        of the Securities Exchange Act of 1934 [No Fee Required]
        For the Transition Period From        to                      .
                    Commission file number 1-7155.



              The Dun & Bradstreet Corporation
   (Exact name of registrant as specified in its charter)




           Delaware                       13-2740040
   (State of incorporation)     (I.R.S. Employer Identification No.)


   187 Danbury Road, Wilton, Connecticut               06897
    (Address of principal executive offices)        (Zip Code)




  Registrant's telephone number, including area code: (203) 834-4200.

The undersigned registrant hereby amends its Annual Report on Form 10-K, for the year ended December 31, 1994 by amending the Index to Exhibits to add new exhibits 99a and 99b as described below and by filing such new exhibits:

Exhibit 99a - Form 11-K Annual Report for the fiscal year ended December 31,
              1994 of the Profit Participation Plan of The Dun & Bradstreet Corporation.

Exhibit 99b - Form 11-K Annual Report for the fiscal year ended December 31,
              1994 of the DonTech Profit Participation Plan.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      THE DUN & BRADSTREET CORPORATION
                                                (Registrant)


                                By:
                                     __________________________________
                                           Edwin A. Bescherer, Jr.
                                      Executive Vice President-Finance
                                         and Chief Financial Officer



Date: June 21, 1995

INDEX TO EXHIBITS


Regulation S-K                                                     Exhibit to
Exhibit Number                                                     this Report
(3)  Articles of Incorporation and By-laws.
   (a) Restated Certificate of Incorporation of The Dun &
       Bradstreet Corporation dated June 15, 1988 (incorporated
       herein by reference to Exhibit 4(a) to Registrant's
       Registration No. 33-25774 on Form S-8 filed November 25,
       1988).
   (b) By-laws of Registrant dated December 15, 1993 (incorporated herein by reference to Exhibit E to Registrant's Annual
       Report on Form 10-K for the year ended December 31, 1993,
       file number 1-7155, filed March 25, 1994).
(4)  Instruments Defining the Rights of Security Holders, Including
     Indentures.
     Not Applicable.
(9)  Voting Trust Agreement.
     Not Applicable.
(10) Material Contracts. (All of the following documents, except for items (u) and (v), are management contracts or compensatory plans or arrangements required to be filed pursuant to Item
     14(c).)
   (a) Retirement Plan for Directors of Registrant, as amended
       December, 21, 1994..........................................Exhibit E*
   (b) Nonfunded Deferred Compensation Plan for Non-Employee Directors
       of Registrant, as amended April 21, 1993 (incorporated herein by reference to Exhibit F to Registrant's Annual Report on Form
       10-K for the year ended December 31, 1993, file number 1-7155, filed March 25, 1994).
   (c) Pension Benefit Equalization Plan, as amended December 21,
       1994........................................................Exhibit F*
   (d) Profit Participation Benefit Equalization Plan adopted
       October 17, 1990 (incorporated herein by reference to Exhibit H to Registrant's Annual Report on Form 10-K for the year ended December 31, 1990, file number 1-7155, filed
       March 27, 1991).
   (e) 1982 Key Employees Stock Option Plan for Registrant and
       Subsidiaries, as amended July 17, 1991 (incorporated herein by reference to Exhibit E to Registrant's Annual Report on Form 10-K for the year ended December 31, 1991, file number
       1-7155, filed March 26, 1992)
   (f) 1991 Key Employees Stock Option Plan for Registrant and
       Subsidiaries, adopted April 16, 1991 (incorporated herein by reference to Exhibit 28(a) to Registrant's Registration
       No. 33-44551 on Form S-8, filed December 18, 1991).
   (g) Ten-Year Incentive Stock Option Agreement (incorporated herein by reference to Exhibit 28(b) to Registrant's
       Registration No. 33-44551 on Form S-8, filed December 18, 1991).
   (h) Ten-Year Non-Qualified Stock Option Agreement (incorporated herein by reference to Exhibit 28(c) to Registrant's
       Registration No. 33-44551 on Form S-8, filed December 18, 1991).
   (i) Stock Appreciation Rights Agreement relating to Incentive
       Stock Options (incorporated herein by reference to Exhibit
       28(d) to Registrant's Registration No. 33-44551 on Form S-8, filed December 18, 1991).
   (j) Stock Appreciation Rights Agreement relating to Non-Qualified
       Stock Options (incorporated herein by reference to Exhibit 28(e) to Registrant's Registration No. 33-44551 on Form S-8, filed
       December 18, 1991).
   (k) Limited Stock Appreciation Rights Agreement relating to
       Incentive Stock Options (incorporated herein by reference to Exhibit 28(f) to Registrant's Registration No. 33-44551 on Form S-8, filed December 18, 1991).

Regulation S-K                                                     Exhibit to
Exhibit Number                                                     this Report

   (l) Limited Stock Appreciation Rights Agreement relating to
       Non-Qualified Stock Options (incorporated herein by
       reference to Exhibit 28(g) to Registrant's Registration
       No. 33-44551 on Form S-8, filed December 18, 1991).
   (m) 1982 Key Employees Performance Unit Plan for Registrant
       and Subsidiaries, as amended December 18, 1991
      (incorporated herein by reference to Exhibit F to
       Registrant's Annual Report on Form 10-K for the year ended
       December 31, 1991, file number 1-7155, filed March 26, 1992).
   (n) Corporate Management Incentive Plan, effective January 1,
       1990 (incorporated herein by reference to Exhibit J to
       Registrant's Annual Report on Form 10-K for the year ended
       December 31, 1989, file number 1-7155, filed March 26, 1990).
   (o) 1989 Key Employees Restricted Stock Plan for Registrant and Subsidiaries, as amended July 19, 1989 (incorporated herein by reference to Exhibit K to Registrant's Annual Report on
       Form 10-K for the year ended December 31, 1989, file number
       1-7155, filed March 26, 1990).
   (p) Restricted Stock Agreement (incorporated herein by reference to Exhibit L to Registrant's Annual Report on Form 10-K for
       the year ended December 31, 1989, file number 1-7155, filed
       March 26, 1990).
   (q) Performance-Based Restricted Stock Agreement (incorporated herein by reference to Exhibit G to Registrant's Annual
       Report on Form 10-K for the year ended December 31, 1993,
       file number 1-7155, filed March 25, 1994).
   (r) Form of Change-in-Control Severance Agreement, approved
       July 19, 1989 (incorporated herein by reference to Exhibit
       M to Registrant's Annual Report on Form 10-K for the year
       ended December 31, 1989, file number 1-7155, filed March
       26, 1990).
   (s) Supplemental Executive Benefit Plan, as amended December 21,
       21, 1994....................................................Exhibit G*
   (t) IMS International, Inc. Long-Term Incentive Compensation
       Plan, as amended April 19, 1991 (incorporated herein by
       reference to Exhibit F to Registrant's Annual Report on
       Form 10-K for the year ended December 31, 1992, file
       number 1-7155, filed March 25, 1993).
   (u) Agreement of Limited Partnership of D&B Investors L.P.,
       dated as of October 14, 1993 (incorporated herein by
       reference to Exhibit H to Registrant's Annual Report
       on Form 10-K for the year ended December 31, 1993, file
       number 1-7155, filed March 25, 1994).
   (v) Purchase Agreement and Purchase Agreement Amendment dated
       October 14, 1993 among D&B Investors L.P. and other parties
      (incorporated herein by reference to Exhibit I to Registrant's
       Annual Report on Form 10-K for the year ended December 31,
       1993, file number 1-7155, filed March 25, 1994).
   (w) Consulting Agreement, dated March 6, 1995, between Registrant and Charles W. Moritz.......................................Exhibit H*
(11) Statement Re Computation of Per Share Earnings.
     Computation of Earnings Per Share of Common Stock on a
     Fully Diluted Basis...........................................Exhibit A*

Regulation S-K                                                    Exhibit to
Exhibit Number                                                    this Report
(12) Statement Re Computation of Ratios.
     Not applicable.
(13) Annual Report to Security Holders.
     1994 Annual Report............................................Exhibit D*
(18) Letter Re Change in Accounting Principles.
     Not applicable.
(19) Previously Unfiled Documents.
     Not applicable
(21) Subsidiaries of the Registrant.
     List of Active Subsidiaries as of January 31, 1995............Exhibit B*
(22) Published Report Regarding Matters Submitted to a Vote
     of Security Holders.
     Not applicable.
(23) Consents of Experts and Counsel.
     Consent of Independent Public Accountants.....................Exhibit C*
(24) Power of Attorney.
     Not applicable.
(28) Information from Reports Furnished to State Insurance
     Regulatory Authorities.
     Not applicable.
(99) Additional Exhibits
    (a) Form 11-K Annual Report for the fiscal year ended
        December 31, 1994 of the Profit Participation Plan of
        The Dun & Bradstreet Corporation........................Exhibit 99(a)
    (b) Form 11-K Annual Report for the fiscal year ended
        December 31, 1994 of the DonTech Profit Participation
        Plan....................................................Exhibit 99(b)



* Filed with Form 10-K on March 27, 1995; not included with this amendment.

                        Exhibit 99(a)

             SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C. 20549


                          Form 11-K






[X] ANNUAL REPORT PURSUANT TO SECTION 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended December 31, 1994


                             OR


[  ] TRANSITION REPORT PURSUANT TO SECTION 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934 [NO FEE REQUIRED]

For the transition period from _________________to_________________

Commission file number 1-7155


A. Full title of the plan and the address of the plan, if different from that of the issuer named below:

    Profit Participation Plan of The Dun & Bradstreet Corporation.

B. Name of issuer of the securities held pursuant to the plan and the address of its principal executive office:

    The Dun & Bradstreet Corporation, 187 Danbury Road, Wilton, CT 06897.


                    REQUIRED INFORMATION

   The required financial statements are attached to this report.

                         SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Employee Benefits Committee of The Dun & Bradstreet Corporation has duly caused this annual report to be signed on its behalf by the undersigned hereunto duly authorized.


                                PROFIT PARTICIPATION PLAN OF
                               THE DUN & BRADSTREET CORPORATION
                                        (Name of Plan)



                              BY:
                                 __________________________________
                                 Thomas W. Young
                                 Senior Vice President & Controller



Date:  June 21, 1995

             CONSENT OF INDEPENDENT ACCOUNTANTS

We consent to the incorporation by reference in Post- Effective Amendment No. 4 to the registration statement of The Dun & Bradstreet Corporation on Form S-8 (File No. 33-27144) of our report dated June 20, 1995 on our audits of the financial statements of the Profit Participation Plan of The Dun & Bradstreet Corporation as of December 31, 1994 and 1993 and for the year ended December 31, 1994, which report is included in this annual report on Form 11-K.



                              Coopers & Lybrand L.L.P


New York, New York
June 21, 1995

                PROFIT PARTICIPATION PLAN OF
              THE DUN & BRADSTREET CORPORATION

                INDEX TO FINANCIAL STATEMENTS


                                                                Pages F-

Report of Independent Accountants                                       2
Statements of Net Assets Available for Plan Benefits as of
  December 31, 1994 and 1993                                          3-4
Statement of Changes in Net Assets Available for Plan
  Benefits for the year Ended December 31, 1994                         5
Notes to the Financial Statements                                    6-11

                      _________________

              REPORT OF INDEPENDENT ACCOUNTANTS

To the Employee Benefits Committee of The Board of Directors of THE DUN & BRADSTREET CORPORATION:

   We have audited the accompanying statements of net assets available for plan benefits of the PROFIT PARTICIPATION PLAN of THE DUN & BRADSTREET CORPORATION (the "Plan") as of December 31, 1994 and 1993, and the related statement of changes in net assets available for plan benefits for the year ended December 31, 1994. These financial statements are the responsibility of the Plan's management. Our responsibility is to express an opinion on these financial statements based on our audits.

   We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.
An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   In our opinion, the financial statements referred to above present fairly, in all material respects, the net assets available for plan benefits of the Plan as of December 31, 1994 and 1993, and the statement of changes in its net assets available for plan benefits for the year ended December 31, 1994 in conformity with generally accepted accounting principles.

   Our audits were performed for the purpose of forming an opinion on the basic financial statements taken as a whole. The fund information in the statement of net assets available for plan benefits as of December 31, 1994 and 1993 and the statement of changes in net assets available for plan benefits for the year ended December 31, 1994 ispresented for purposes of additional analysis rather than to present the net assets available for plan benefits and changes in net assets available for plan benefits of each fund. The Fund Information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

                                   Coopers & Lybrand L.L.P


New York, New York
June 20, 1995

               PROFIT PARTICIPATION PLAN OF THE
                  DUN & BRADSTREET CORPORATION
  STATEMENT OF NET ASSETS AVAILABLE FOR PLAN BENEFITS, WITH
                            FUND
                         INFORMATION
                      December 31, 1994
                   (Dollars in Thousands)


                                           FUND INFORMATION

                                          Dun &
                                        Bradstreet   Special   Long Term
                                Equity    Common      Fixed      Bond
                                Index     Stock      Income     Index     Loan
                     Total      Fund      Fund        Fund       Fund   Account

     ASSETS

Investment in Group
  Trust, at fair
        value        $814,432   209,220    123,519    412,084    41,505  28,104

Accrued interest
  receivable on
  particpant loans        105        33         24         40         8       0

Interfund receivable
    (payable)               0      (539)    (1,150)     3,417    (1,728)      0

Contributions receivable:
   from employer        8,854     3,027      1,678      3,517       632       0
   from participant     3,255     1,108        750      1,193       204       0

    Total assets      826,646   212,849    124,821    420,251    40,621  28,104

Net assets available
   for plan benefits $826,646  $212,849   $124,821   $420,251   $40,621 $28,104




         The net assets are an integral part of the financial statements

              PROFIT PARTICIPATION PLAN OF THE
                  DUN & BRADSTREET CORPORATION
  STATEMENT OF NET ASSETS AVAILABL FOR PLAN BENEFITS, WITH
                            FUND
                         INFORMATION
                      December 31, 1993
                   (Dollars in Thousands)


                                       FUND INFORMATION

                                         Dun &
                                       Bradstreet   Special     Long
                                Equity   Common      Fixed      Bond
                                Index     Stock     Income     Index      Loan
                       Total    Fund      Fund       Fund       Fund     Account
     ASSETS

Investments in Group
 Trust, at fair value $764,965  $188,142  $133,624  $374,507  $43,716  $24,976

Accrued interest
 receivable on
 particpant loans          180        53        46        69       12        0

Interfund receivable
 (payable)                   0       (67)      362       280      (15)       0

Contributions receivable:
 from employer           7,245     2,349     1,498     2,804      594        0
 from particpants        1,510       416       603       405       86        0

Total assets           773,900   190,893   136,133   377,505   44,393   24,976

Net assets available
 for plan benefits    $773,900  $190,893  $136,133  $377,505  $44,393  $24,976




      The accompanying notes are an integral part of the financial statements

                  PROFIT PARTICIPATION PLAN OF THE
                    DUN & BRADSTREET CORPORATION
      STATEMENT OF NET ASSETS AVAILABLE FOR PLAN BENEFITS, WITH
                            FUND
                         INFORMATION
                      December 31, 1994
                   (Dollars in Thousands)



                                       FUND INFORMATION

                                           Dun &
                                        Bradstreet  Special   Long Term
                                Equity    Common     Fixed      Bond
                                Index     Stock     Income     Index      Loan
                       Total     Fund     Fund       Fund       Fund    Account

Allocated income in
 Group Trust         $20,661    3,107    (8,973)    26,064    (1,290)     1,753

Accrued interest
 income on particpant
 loans                   105       33        24         40         8          0

Contribuitons received:
 from employer        28,607    9,935     5,523     10,830     2,319          0
 from participants    62,305   22,090    11,727     23,077     5,411          0

Participant loan
 repayments                0    3,060     2,493      4,210       687    (10,450)

Distributions to
 participants        (72,414) (19,727)  (13,200)   (34,660)   (4,827)         0

Loans to particpants    (503)  (3,730)   (2,727)    (5,030)     (840)    11,824

Transfer from IDC
 Savings Plan
      (Note 2)        13,984    7,512     1,113      3,968     1,391          0

Interfund transfers        0     (325)   (7,292)    14,248    (6,631)         0

Net increase (decrease)
 for the year         52,745   21,955   (11,312)    42,747    (3,772)     3,127

Net assets available
 for plan benefits,
 as of January 1,
      1994           773,901  190,894   136,133    377,504    44,393     24,977

Net assets available
 for plan benefits,
 as of December 31,
      1994          $826,646 $212,849  $124,821   $420,251   $40,621    $28,104




    The accompanying notes are an integral part of the financial statements

                PROFIT PARTICIPATION PLAN OF
              THE DUN & BRADSTREET CORPORATION

                NOTES TO FINANCIAL STATEMENTS


Note 1.  Summary of Significant Accounting Policies

Master Trust The Dun & Bradstreet Corporation and affiliated participating companies (the "Company") has established with Bankers Trust Company (the "Trustee"), The Dun & Bradstreet Defined Contribution Plan Group Trust (the "Group Trust"), a master trust. The assets of the Profit Participation Plan of The Dun & Bradstreet Corporation (the "Plan") are commingled for investment purposes with the assets of the DonTech Profit Participation Plan. The Plan's investment in the Group Trust is based on its relative interest in the fair value of the assets held in the Group Trust. Investment income, gains and losses on sales of investments and net appreciation/depreciation in the fair value of investments are allocated to the Plan based upon its relative investment balances at fair value, during the valuation period.

Contributions Contributions by participants ("members") are recorded in the period payroll deductions are made.
Contributions by participating companies are based upon amounts required to be funded under the provisions of the Plan.

Distributions In 1994, distributions are recorded when paid. In accordance with guidance issued by the American Institute of Certified Public Accountants in 1993, the Plan changed its method of accounting for distributions such that all amounts elected to be distributed from the Plan by participants, but not yet disbursed at year-end, are no longer recorded as a liability in the statement of net assets available for plan benefits.

Liabilities of $20,443,431 and $13,227,000 for the years ended December 31, 1994 and December 31, 1993 respectively, relating to participants who have elected to withdraw from the Plan but have not yet been paid, have been reflected on the Form 5500's. The difference between distributions to participants reported in the statement of changes in net assets available for plan benefits and the Form 5500 for the year ended December 31, 1994 amounted to $7,216,431.

Note 2.  Plan Description

The following summary of major Plan provisions in effect for the  Plan  year is provided for general information purposes
only.   Members should refer to the Plan document  for  more
complete information.

                PROFIT PARTICIPATION PLAN OF
              THE DUN & BRADSTREET CORPORATION

         NOTES TO FINANCIAL STATEMENTS - (Continued)

Note 2.  Plan Description (Cont.)

The Plan is a defined contribution plan and is subject to the provisions of the Employee Retirement Income Security Act of 1974 (ERISA). Associates of The Dun & Bradstreet Corporation and affiliated companies that have been admitted to participate in the Plan ("participating companies") who work at least one thousand hours during the consecutive twelve-month period following employment, or in any calendar year thereafter, are eligible to participate in the Plan on the following January 1 or July 1

Members contribute to the basic Plan by authorizing payroll deductions equal to 2%, 3%, 4%, 5% or 6% of their creditable compensation as defined in the Plan. Participating companies make matching contributions equal to a minimum of 50% of aggregate member contributions. If the average increase in earnings per share ("EPS"), as defined in the Plan, of common stock of The Dun & Bradstreet Corporation for any Plan year and the immediately preceding Plan year is greater than 5%, participating companies contribute an additional percentage of the aggregate member contributions. The percentage of additional Company matching contributions depends on the average increase in EPS and a member's total years of service.

Members also may make additional contributions (which are not eligible for company matching contributions) under an Investment Plan addendum to the basic Plan.

Members are not permitted to invest more than 50% of their account balance or contributions in the Dun & Bradstreet Common Stock Fund, nor are they permitted to specify a dollar amount to be transferred into this fund. Members are able to reallocate their entire account balances in multiples of 10% among the Plan's four investment funds, subject to the 50% maximum for the Dun & Bradstreet Common Stock Fund.

Members' contributions under the basic Plan and additional contributions under the Investment Plan may be made in the form of contributions from after tax earnings and/or contributions from before tax earnings, which have the effect of reducing current taxable earnings for federal income tax purposes. A member's aggregate before tax contributions may not exceed 16% of the member's creditable compensation (up to 6% in before tax contributions under the basic Plan and up to 10% in before tax contributions under the Investment Plan) subject to an overall limit on before tax contributions imposed by the Internal Revenue Code. For 1994, the Internal Revenue Code limit on before tax contribution was $9,240.

To comply with certain provisions of the Tax Reform Act of 1986 (the "Act"), the Plan limits maximum covered compensation as defined by the Secretary of the Treasury. The maximum covered compensation for purposes of determining member and Company contributions under the Plan for 1994 was $150,000. Additionally, the Plan provides for graduated vesting in the value of company contributions to a member's Plan account over a six year period beginning on the member's initial employment date with the Company.

                PROFIT PARTICIPATION PLAN OF
              THE DUN & BRADSTREET CORPORATION

         NOTES TO FINANCIAL STATEMENTS - (Continued)


Note 2.  Plan Description (Cont.)

Upon termination of service with participating companies, members become eligible for a lump sum distribution of the vested portion of their account balance. Retired and terminated members who have an account balance in excess of $3,500 may elect various forms of deferred distribution.

Members may obtain loans from the Plan, which are secured by the vested balance in their accounts. The Plan limits the total number and amount of loans outstanding at any time for each member. Interest rates applicable to Plan loans are commensurate with prevailing rates of interest charged on similar commercial loans determined in the marketplace. The total number of members with outstanding loans at December 31, 1994 was 6,184.

Amounts  forfeited by nonvested or partially vested  members who  terminated  during the year ended  December  31,  1994,
totaled   $1,126,198.   Forfeited  amounts  reduce   company
contributions.

While the Company has not expressed any intent to discontinue its contributions or to terminate the Plan, it is free to do so at any time subject to the provisions of the Employee Retirement Income Security Act of 1974 and the Internal Revenue Code which state that, in such event, all members of the Plan shall be fully vested in the amounts credited to their accounts.

On January 1, 1993, associates of IMS, a wholly owned subsidiary of The Dun & Bradstreet Corporation, were admitted to participation into the Plan. On April 3, 1993, $17,969,000 in assets of the IMS U.S. Investment & Savings Plan, (a tax qualified defined contribution plan maintained by a predecessor employer) was transferred into the Plan.
On January 1, 1994, associates of IDC, a wholly owned subsidiary of The Dun & Bradstreet Corporation, were admitted to participation into the Plan. On July 1, 1994, $13,984,000 in assets were transferred into the Plan from the IDC Profit Plan.

Note 3.  Investment Funds

Members of the Plan can elect to have amounts credited to their Plan accounts invested in one or more of four investment funds: an Equity Index Fund, a Dun & Bradstreet Common Stock Fund, a Special Fixed Income Fund and a Long Term Bond Index Fund.

Contributions received from members and participating companies are temporarily invested in Bankers Trust Company Short Term Investment Fund, pending investment into the funds. Investments of the Special Fixed Income Fund consist entirely of investment contracts with insurance companies which represents a concentration of credit risk. However, the Plan does not anticipate nonperformance by the insurance companies.

                PROFIT PARTICIPATION PLAN OF
              THE DUN & BRADSTREET CORPORATION

         NOTES TO FINANCIAL STATEMENTS - (Continued)


Note 3.  Investment funds (Cont.)

The recordkeeper maintains individual account records reflecting each member's interest in the Plan and in each fund of the Plan in which such member invests. Members' interests in each fund of the plan are represented by cash value. For each fund of the Plan, the cash value and number of participants were as follows:

                                            December 31,
                                        1994           1993

Wells Fargo Equity Index Fund:
   Cash Value                      $207,619,023   $184,790,295
   Number of participants                12,562         12,443
Dun & Bradstreet Common Stock Fund:
   Cash Value                      $121,109,008   $132,273,483
   Number of participants                11,168         11,671
Special Fixed Income Fund:
   Cash Value                      $409,896,535   $368,365,414
   Number of Participants                14,458         14,647
Wells Fargo Long Term Bond Index Fund:
   Cash Value                      $ 39,473,724  $  43,243,588
   Number of participants                 5,003          5,124

The variance between the cash value at December 31, 1994 and December 31, 1993, and the net assets available for plan benefits at December 31, 1994 and December 31, 1993 is the distribution payable amount for each fund.

Note 4.  Tax Status

The Plan obtained its latest determination letter on December 16, 1986, in which the Internal Revenue Service stated that the Plan, as designed, was in compliance with the applicable requirements of the Internal Revenue Code. The Plan has been amended since receiving the determination letter. However, the Plan administrator and the Plan's tax counsel believe that the Plan is currently designed and being operated in compliance with the applicable requirements of the Internal Revenue Code and that the Plan and the related Trust continue to be qualified as of the financial statement date.

                PROFIT PARTICIPATION PLAN OF
              THE DUN & BRADSTREET CORPORATION

         NOTES TO FINANCIAL STATEMENTS - (Continued)

Note 5.  Investment in Group Trust

The  investment  reflected in the Statement  of  Net  Assets
Available for Plan Benefits represents the Plan's  share  of total assets in the Group Trust which is 96.5% and 96.4%  at
December  31,  1994 and 1993 respectively.  Assets  at  fair value  in  the  Group Trust are summarized  as  follows  (in thousands):
                                                        December 31,
                                                        1994    1993

Wells Fargo Equity Index Fund                      $210,407*   $191,269*
The Dun & Bradstreet Corporation Common Stock       125,308*    139,132*
Ameritech Corporation Common Stock                    1,127         949
Prudential Annuity Contract                          71,168*    111,774*
New York Life Annuity Contract                       42,062*     88,445*
John Hancock Annuity Contract                       119,481*     89,404*
Principal Mutual Annuity Contract                   138,432*     98,200*
MetLife Annuity Contract                             55,371*          0
Wells Fargo Long Term Bond Index Fund                40,011*     43,260*
Loan Account                                         28,739      25,663
Bankers Trust Short Term Investment Fund              9,110       2,866
         Total Investments                         $841,216    $790,962
Accrued interest and dividends                        2,420       2,361
       Total assets in Group Trust                 $843,636    $793,323

* These investments represented 5% or more of the total Plan assets.

The Group Trust's investments had the following income/(loss) during 1994 (in thousands):

Net Appreciation/(Depreciation)

Investments, at fair value as
     determined by quoted market prices:

Wells Fargo Equity Index Fund                                $ ( 2,691)
The Dun & Bradstreet Corporation Common Stock                  (15,201)
Wells Fargo Long Term Bond Index Fund                          ( 4,450)
           Total net appreciation/(depreciation)              $(22,342)

                PROFIT PARTICIPATION PLAN OF
              THE DUN & BRADSTREET CORPORATION

         NOTES TO FINANCIAL STATEMENTS - (Continued)


Note 5.  Investments (Cont.)

Investment Income

Interest                                                     37,929
Dividends                                                     5,961
                Total Investment Income                      43,890

Group Trust Income                                          $21,548

The Plan's allocated income in the Group Trust represents its participating share throughout the year ended December
31, 1994.

Investments in securities are included at fair  value.   The
fair value of investments is determined utilizing the applicable December 31 closing sales prices as quoted in published financial sources.

Investments in Bankers Trust Company Short Term Investment Fund, the Wells Fargo Bank Equity Index Fund and the Wells Fargo Long Term Bond Index Fund are valued at the applicable December 31 redemption prices reported by the managers of the Funds.

Investments under The Prudential Insurance Company of America, New York Life Insurance Company, John Hancock Mutual Life Insurance Company, Metropolitan Life Insurance Company and the Principal Mutual Life Insurance Company investment contracts do not participate directly in market appreciation or depreciation. Such investments are stated at contract value which represents the aggregate amount of accumulated contributions into the account and interest earned thereon, less accumulated distributions and administrative expenses.

Dividend  income  is  recorded  on  the  ex-dividend   date.
Interest  earned on investments is recorded on  the  accrual
basis.   Purchases and sales of securities are  recorded  on
the trade date.

The net appreciation/(depreciation) in the fair value of the Group Trust's investments consists of realized gains and losses and the unrealized appreciation/(depreciation) on those investments for the year.

Note 6.  Plan Expenses

Transaction and investment manager fees relating to investments in the Dun & Bradstreet Common Stock Fund , Equity Index Fund, and Long Term Bond Index Fund are charged against Plan assets. Trustee fees and other expenses of administering the Plan are borne by the Company.

                        Exhibit 99(b)

             SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C. 20549


                          Form 11-K






[X]  ANNUAL REPORT PURSUANT TO SECTION 15(d) OF THE
SECURITIES     EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended December 31, 1994


                             OR


[  ] TRANSITION REPORT PURSUANT TO SECTION 15(d) OF THE
SECURITIES     EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from _______________ to_______________


Commission file number 1-7155 (The Dun & Bradstreet Corporation)
                       1-8612 (Ameritech Corporation)


A. Full title of the plan and the address of the plan, if different from that of the issuer named below:

      DonTech Profit Participation Plan, 205 N. Michigan
      Avenue, Chicago, Illinois 60601

B. Name of issuer of the securities held pursuant to the plan and the address of its principal executive office:

     The Dun & Bradstreet Corporation, 187 Danbury Road,
     Wilton, CT 06897; and
     Ameritech Corporation, 30 South Wacker Drive, Chicago,
     Illinois 60606



                    REQUIRED INFORMATION

   The required financial statements are attached to this
                           report.

                          SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the AM/DON general partnership (the administrator of the DonTech Profit Participation Plan) has duly caused this annual report to be signed on its behalf by the undersigned hereunto duly authorized.



                                          DonTech Profit
Participation Plan
                                         (Name of Plan)



                              BY:  _________________________
                                         Reid Simpson
                                   Vice President - Finance &
                                     Chief Financial Officer


Date:  June 21, 1995

             CONSENT OF INDEPENDENT ACCOUNTANTS

We consent to the incorporation by reference in (i) the registration statement of Ameritech Corporation on Form S-8 (File No. 33-49036), and (ii) the registration statement of The Dun & Bradstreet Corporation on Form S-8 (File No. 33-49060), of our report dated June 20, 1995 on our audits of the financial statements of the DonTech Profit Participation Plan as of December 31, 1994 and 1993 and for the year ended December 31, 1994, which report is included in this annual report on Form 11-K.


                                Coopers & Lybrand L.L.P.



New York, New York
June 21, 1995

              DONTECH PROFIT PARTICIPATION PLAN

                INDEX TO FINANCIAL STATEMENTS


                                                         Pages F-

Report of Independent Accountants                                 2
Statements of Net Assets Available for Plan Benefits as of
  December 31, 1994 and 1993                                    3-4
Statement of Changes in Net Assets Available for Plan
Benefits for the year Ended December 31, 1994                     5
Notes to the Financial Statements                              6-11

                      _________________

              REPORT OF INDEPENDENT ACCOUNTANTS


To the Employee Benefits Committee of The Board of Directors of AM-DON GENERAL PARTNERSHIP:

      We have audited the accompanying statements of net assets available for plan benefits of the DONTECH PROFIT PARTICIPATION PLAN (the "Plan") as of December 31, 1994 and 1993, and the related statement of changes in net assets available for plan benefits for the year ended December 31, 1994. These financial statements are the responsibility of the Plan's management. Our responsibility is to express an opinion on these financial statements based on our audits.

      We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the financial statements referred to above present fairly, in all material respects, the net assets available for plan benefits of the Plan as of December 31, 1994 and 1993, and changes in its net assets available for plan benefits for the year ended December 31, 1994 in conformity with generally accepted accounting principles.

     Our audits were performed for the purpose of forming an opinion on the basic financial statements taken as a whole. The fund information in the statement of net assets available for plan benefits as of December 31, 1994 and 1993 and the statement of changes in net assets available for plan benefits for the year ended December 31, 1994 is presented for purposes of additional analysis rather than to present the net assets available for plan benefits and changes in net assets available for plan benefits of each fund. The Fund Information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

                                  Coopers & Lybrand L.L.P.


New York, New York
June 20, 1995

              DONTECH PROFIT PARTICIPATION PLAN
  STATEMENT OF NET ASSETS AVAILABLE FOR PLAN BENEFITS, WITH
                            FUND
                         INFORMATION
                      December 31, 1994
                   (Dollars in Thousands)



                                         FUND INFORMATION


                                    Company Stock Fund  Special Long Term
                            Equity                       Fixed   Bond
                            Index   Dun &               Income  Index    Loan
                    Total    Fund  Bradstreet Ameritech  Fund    Fund  Account

 ASSETS

Investment in Group
 Trust, at fair
  value            $29,204   4,497   4,956     1,281    16,845    990      635

Accrued interest
 receivable on
 participant loans       2       1       0         0         1      0        0

Interfund receivable
 (payable)               0     (43)   (159)       (6)      214     (6)       0

Contributions
 receivable:
  from employer         44      12      10         9        12      1        0
  from participant     176      54      33        30        56      3        0

Total assets        29,426   4,521   4,840     1,314    17,128    988      635

Total assets
 available for plan
  benefits         $29,426  $4,521  $4,840    $1,314   $17,128   $988     $635




     The accompanying note are an integral part of the financial statements

              DONTECH PROFIT PARTICIPATION PLAN
   STATEMENT OF NET ASSETS AVAILABLE FOR PLAN BENEFITS, WITH
                      FUND INFORMATION
                      December 31, 1993
                   (Dollars in Thousands)



                                         FUND INFORMATION


                                  Company Stock Fund    Special  Long Term
                           Equity                         Fixed    Bond
                           Index   Dun &                 Income   Index   Loan
                  Total     Fund   Bradstreet  Ameritech  Fund     Fund  Account

     ASSETS

Investments in
 Group Trust at,
 fair value       $28,358   $4,218   $5,672      $979   $15,704  $1,098    $687

Accrued interest
 receivable on
 particpant loans       6        2        1         1         2       0       0

Interfund receivable
 (payable)              0        0      (30)       (4)       34       0       0

Contributions
 receivable:
  from employer        41       11        7         7        14       2       0
  from particpant     155       40       23        24        66       2       0

Total assets       28,560    4,271    5,673     1,007    15,820   1,102     687

Net assets
 available for
 plan benefits    $28,560   $4,271   $5,673    $1,007   $15,820  $1,102    $687




   The accompanying notes are an integral part of the financial statements

              DONTECH PROFIT PARTICIPATION PLAN
    STATEMENT OF CHANGES IN NET ASSETS AVAILABLE FOR PLAN
               BENEFITS, WITH FUND INFORMATION
                     Dececmber 31, 1994
                   (Dollars in Thousands)



                                      FUNDNFORMATION


                                   Company Stock Fund    Special  Long Term
                            Equity                         Fixed   Bond
                            Index     Dun &                Income  Index   Loan
                     Total   Fund  Bradstreet  Ameritech  Fund    Fund   Account

Allocated income
 in Group Trust       $880     63      (367)        103     1,073    (35)    43

Accrued interest
 income on particpant
 loans                   2      1         0           0         1      0      0

Contributions
 receivable:
 from employer         684    187       114         117       234     32      0
 from particpants    2,183    629       349         349       763     93      0

Participant loan
 repayments              0     68        42          42        91     12   (255)

Distributions to
 participants       (2,830)  (549)     (534)       (225)   (1,486)   (36)     0

Loans to
 participants          (53)   (82)      (59)        (15)      (55)    (2)   160

Interfund transfers      0    (67)     (378)        (64)      687   (178)     0

Net increase (decrease)
 for the year          866    250      (833)        307     1,308   (114)   (52)

Net assets available
 for plan benefits,
 as of January 1,
   1994             28,560  4,271     5,673       1,007    15,820  1,102    687

Net assets available
 for plan benefits,
 as of December 31,
   1994            $29,426 $4,521    $4,840     $1,314    $17,128   $988   $635




  The accompanying notes are an integral part of the financial statements

              DONTECH PROFIT PARTICIPATION PLAN

                NOTES TO FINANCIAL STATEMENTS


Note 1.  Summary of Significant Accounting Policies

Master Trust AM-DON, a general partnership between The Reuben H. Donnelly Corporation and Ameritech Publishing of Illinois, doing business under the name DonTech, ("DonTech") has adopted the DonTech Profit Participation Plan (the
"Plan") for the benefit of its eligible associates. The assets of the DonTech Profit Participation Plan (the "Plan") are commingled for investment purposes with the assets of
The Profit Participation Plan of The Dun & Bradstreet Corporation in the Dun & Bradstreet Defined Contribution Plan Group Trust (the "Group Trust"), a master trust established between The Dun & Bradstreet Corporation and Bankers Trust Company (the "Trustee"). The Plan's investment in the Group Trust is based on its relative interest in the fair value of the assets held in the Group Trust. Investment income, gains and losses on sales of investments and net appreciation/depreciation in the fair value of investments are allocated to the Plan based upon its relative investment balances at fair value, during the valuation period.

Contributions  Contributions by participants ("members") are
recorded   in  the  period  payroll  deductions  are   made.
Contributions by DonTech are based upon amounts required to be funded under the provisions of the Plan.

Distributions In 1994, distributions are recorded when paid. In accordance with guidance issued by the American Institute of Certified Public Accountants in 1993, the Plan has changed its method of accounting for distributions such that all amounts elected to be distributed from the Plan by participants, but not yet disbursed at year-end, are no longer recorded as a liability in the statement of net assets available for plan benefits.

Liabilities of $668,730 and $520,000 for the years ended December 31, 1994 and December 31, 1993 respectively, relating to participants who have elected to withdraw from the Plan but have not yet been paid, have been reflected on the Form 5500's. The difference between distributions to participants reported in the statement of changes in net assets available for plan benefits and the Form 5500 for the year ended December 31, 1994 amounted to $148,730.

Note 2.  Plan Description

The following summary of major Plan provisions in effect for the  Plan  year is provided for general information purposes
only.   Members should refer to the Plan document  for  more
complete information.

The Plan is a defined contribution plan and is subject to the provisions of the Employee Retirement Income Security
Act of 1974 (ERISA). Associates of DonTech who work at least one thousand hours during the consecutive twelve-month period following employment, or in any calendar year thereafter, are eligible to participate in the Plan on the following January 1 or July 1.

              DONTECH PROFIT PARTICIPATION PLAN

Note 2.  Plan Description (Cont.)

Members contribute to the basic Plan by authorizing payroll deductions equal to 2%, 3%, 4%, 5% or 6% of their creditable compensation as defined in the Plan. Participating companies make matching contributions equal to a minimum of 50% of aggregate member contributions. If the average increase in DonTech's net income, as defined in the Plan, for any Plan year and the immediately preceding Plan year is greater than 5%, DonTech contributes an additional percentage of the aggregate member contributions. DonTech's Employee Benefit Committee established the average increase in net income at 10% for the 1994 Plan year.

Members also may make additional contributions (which are not eligible for company matching contributions) under an Investment Plan addendum to the basic Plan.

Members are not permitted to invest more than 50% of their account balance or contributions in the Dun & Bradstreet Common Stock Fund and Ameritech Common Stock Fund ("the Company Stock Fund"). Contributions, transfers, reallocations of actual balances into the Company Stock Fund will be invested 50% in Ameritech Common Stock and 50% in Dun & Bradstreet Common Stock. Members are able to reallocate their entire account balances in multiples of 10% among the Plan's four investment funds, subject to the 50% maximum for the Company Stock Fund.

Members' contributions under the basic Plan and additional contributions under the Investment Plan may be made in the form of contributions from after tax earnings and/or contributions from before tax earnings, which have the effect of reducing current taxable earnings for federal income tax purposes. A member's aggregate before tax contributions may not exceed 16% of the member's creditable compensation (up to 6% in before tax contributions under the basic Plan and up to 10% in before tax contributions under the Investment Plan) subject to an overall limit on before tax contributions imposed by the Internal Revenue Code. For 1994, the Internal Revenue Code limit on before tax contribution was $9,240.

To comply with certain provisions of the Tax Reform Act of 1986 (the "Act"), the Plan limits maximum covered compensation as defined by the Secretary of the Treasury. The maximum covered compensation for purposes of determining member and Company contributions under the Plan for 1994 was $150,000. Additionally, the Plan provides for graduated vesting in the value of company contributions to a member's Plan account over a six year period beginning on the member's initial employment date with the Company.

Upon termination of service with Dontech, members become eligible for a lump sum distribution of the vested portion of their account balance. Retired and terminated members who have an account balance in excess of $3,500 may elect various forms of deferred distribution.

              DONTECH PROFIT PARTICIPATION PLAN

Note 2.  Plan Description (Cont.)

Members may obtain loans from the Plan, which are secured by the vested balance in their accounts. The Plan limits the total number and amount of loans outstanding at any time for each member. Interest rates applicable to Plan loans are commensurate with prevailing rates of interest charged on similar commercial loans determined in the marketplace. The total number of members with outstanding loans at December 31, 1994 was 165.

Amounts forfeited by nonvested or partially vested members who terminated during the year ended December 31, 1994, totaled $40,788. Forfeited amounts reduce future DonTech contributions.

While DonTech has not expressed any intent to discontinue its contributions or to terminate the Plan, it is free to do so at any time subject to the provisions of the Employee Retirement Income Security Act of 1974 and the Internal Revenue Code which state that, in such event, all members of the Plan shall be fully vested in the amounts credited to their accounts.

Note 3.  Investment Funds

Members of the Plan can elect to have amounts credited to their Plan accounts invested in one or more of four investment funds: an Equity Index Fund, an Ameritech/Dun & Bradstreet Common Stock Fund, a Special Fixed Income Fund and a Long Term Bond Index Fund.

Contributions received from members and from DonTech are temporarily invested in Bankers Trust Company Short Term Investment Fund, pending investment into the funds. Investments of the Special Fixed Income Fund consist entirely of investment contracts with insurance companies which represents a concentration of credit risk. However, the Plan does not anticipate nonperformance by the insurance companies.

The recordkeeper maintains individual account records reflecting each member's interest in the Plan and in each fund of the Plan in which such member invests. Members' interests in each fund of the Plan are represented by cash value. For each fund of the Plan, the cash value and number of participants were as follows:

        DONTECH PROFIT PARTICIPATION PLAN

Note 3.  Investment funds (Cont.)


                                                    December 31,
                                                 1994          1993

Wells Fargo Equity Index Fund:
       Cash Value                          $ 4,426,172     $ 4,161,639
       Number of participants                      334             328
Dun & Bradstreet Common Stock Fund:
       Cash Value                          $ 4,776,114     $ 5,569,895
       Number of participants                      461             479
Ameritech Common Stock Fund:
       Cash Value                          $ 1,279,316     $   917,917
       Number of participants                      415             415
Special Fixed Income Fund:
       Cash Value                          $16,669,037     $15,638,072
       Number of Participants                      409             464
Wells Fargo Long Term Bond Index Fund:
       Cash Value                          $   974,422    $  1,101,087
       Number of participants                       90              91

The variance between the cash value at December 31, 1994 and December 31, 1993, and the net assets available for plan benefits at December 31, 1994 and December 31, 1993 is the distribution payable amount for each fund.

Note 4.  Tax Status

The Plan Administrator and its qualified tax counsel believe the Plan is in compliance with ERISA requirements for a qualified trust under Sections 401(a) of the Internal Revenue Code (the "Code") and to be exempt from Federal income taxes under the provisions of Section 501(a) of the Code. Once the Internal Revenue Service (the "Service")
reinstitutes determination letter procedures, the Plan intends to make formal application to the Service for a determination that the Plan is so qualified.

              DONTECH PROFIT PARTICIPATION PLAN

Note 5.  Investment in Group Trust

The  investment  reflected in the statement  of  net  assets available for plan benefits represents the Plan's  share  of total  assets in the Group Trust which is 3.5% and  3.6%  at
December  31,  1994 and 1993 respectively.  Assets  at  fair value  in  the  Group Trust are summarized  as  follows  (in thousands):
                                                        December 31,
                                                    1994           1993

Wells Fargo Equity Index Fund                   $210,407*       $191,269*
The Dun & Bradstreet Corporation Common Stock    125,308*        139,132*
Ameritech  Corporation  Common  Stock              1,127             949
Prudential  Annuity  Contract                     71,168*        111,774*
New  York  Life  Annuity Contract                 42,062*         88,445*
John   Hancock  Annuity  Contract                119,481*         89,404*
Principal  Mutual   Annuity  Contract            138,432*         98,200*
MetLife    Annuity    Contract                    55,371*              0
Wells Fargo LongTerm Bond Index Fund              40,011*         43,260*
Loan Account                                      28,739          25,663
Bankers  Trust Short Term Investment Fund          9,110           2,866
     Total Investments                          $841,216        $790,962
Accrued interest and dividends                     2,420           2,361
       Total assets in Group Trust              $843,636        $793,323

*  These investments represented 5% or more of total Plan assets.

The Group Trust's investments had the following income/(loss) during 1994 (in thousands):

Net Appreciation (Depreciation)

Investments, at fair value as
     determined by quoted market prices:

Wells  Fargo Equity Index  Fund                           $(2,691)
The Company Stock Fund                                    (15,201)
Wells  Fargo Long Term Bond Index Fund                    ( 4,450)
           Total net appreciation/(depreciation)        $( 22,342)

Investment Income

Interest                                                   37,929
Dividends                                                   5,961
     Total Investment Income                               43,890

Group Trust Income                                       $ 21,548
                            F-10

              DONTECH PROFIT PARTICIPATION PLAN

Note 5.  Investments (Cont.)

The Plan's allocated income in the Group Trust represents its participating share throughout the year ended December
31, 1994.

Investments in securities are included at fair  value.   The
fair value of investments is determined utilizing the applicable December 31 closing sales prices as quoted in published financial sources.

Investments in Bankers Trust Company Short Term Investment Fund, the Wells Fargo Bank Equity Index Fund and the Wells Fargo Long Term Bond Index Fund are valued at the applicable December 31 redemption prices reported by the managers of the Funds.

Investments under The Prudential Insurance Company of America, New York Life Insurance Company, John Hancock Mutual Life Insurance Company, Metropolitan Life Insurance Company and the Principal Mutual Life Insurance Company investment contracts do not participate directly in market appreciation or depreciation. Such investments are stated at contract value which represents the aggregate amount of accumulated contributions into the account and interest earned thereon, less accumulated distributions.

Dividend  income  is  recorded  on  the  ex-dividend   date.
Interest  earned on investments is recorded on  the  accrual
basis.   Purchases and sales of securities are  recorded  on
the trade date.

The net appreciation/(depreciation) in the fair value of the Group Trust's investments consists of realized gains and losses and the unrealized appreciation/(depreciation) on those investments for the year.

Note 6.  Plan Expenses

Transaction and investment manager fees relating to investments in the Ameritech/Dun & Bradstreet Common Stock Fund , Equity Index Fund, and Long Term Bond Index Fund are charged against Plan assets. Trustee fees and other expenses of administering the Plan are borne by DonTech.