Form 10-Q
period 1995-06-30
DUN & BRADSTREET CORP
filed 1995-08-11
CIK 30419

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D. C.  20549


                               FORM 10-Q

(Mark one)

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
	EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1995
                               -------------

OR

( )	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
	EXCHANGE ACT OF 1934

For the transition period from _________________ to _________________

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
           Yes X  No
                  ---    ----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                                            Shares Outstanding
Title of Class                              at July 31, 1995
- ---------------                             -----------------
Common Stock,
par value $1 per share                         169,464,462

                    THE DUN & BRADSTREET CORPORATION

                           INDEX TO FORM 10-Q



PART I. FINANCIAL INFORMATION	PAGE
- -----------------------------                                ------

Item 1. Financial Statements

Condensed Consolidated Statement of Income (Unaudited)
      Three Months Ended June 30, 1995 and 1994               3
      Six Months Ended June 30, 1995 and 1994                 4


Condensed Consolidated Statement of Cash Flows (Unaudited)
      Six Months Ended June 30, 1995 and 1994                 5

Condensed Consolidated Statement of Financial Position (Unaudited)
      June 30, 1995 and December 31, 1994                     6

Notes to Condensed Consolidated Financial
      Statements (Unaudited)                                 7-9

Item 2. Management's Discussion and Analysis of Financial
             Condition and Results of Operations             9-12




PART II.  OTHER INFORMATION
- ----------------------------

Item 4. Submission of Matters to a Vote of Security Holders  12-13

Item 6. Exhibits and Reports on Form 8-K                      14

SIGNATURES                                                    15


PART I. FINANCIAL INFORMATION
- -----------------------------
Item I. FINANCIAL STATEMENTS

THE DUN & BRADSTREET CORPORATION
Condensed Consolidated Statement of Income (Unaudited)
(In millions except per share amounts)
                                                    Three Months Ended
                                                          June 30
                                                  ________________________
                                                  1995            1994
                                                  ________________________
Operating Revenue                               $1,307.4     $1,184.7
Operating Costs, Selling and
  Administrative Expenses                        1,087.4        970.6
                                                ________     ________
Operating Income                                   220.0        214.1

Interest Expense - Net                              (5.3)        (3.9)
Other Expense - Net                                (12.6)        (8.3)
                                                 ________     ________
Non-Operating Expense - Net                        (17.9)       (12.2)

Income Before Provision for Taxes                  202.1        201.9

Provision for Income Taxes                          56.0         57.3
                                                 _______      _______
Net Income                                        $146.1       $144.6
                                                 =======      =======

Earnings Per Share of Common Stock                 $0.86        $0.85
                                                 =======      =======

Dividends Paid Per Share of Common Stock           $0.66       $0.65
                                                 =======      =======

Average Number of Shares Outstanding              169.6        170.1

See accompanying notes to the condensed consolidated financial statements (unaudited).




                                          -3-


THE DUN & BRADSTREET CORPORATION
Condensed Consolidated Statement of Income (Unaudited)
(In millions except per share amounts)
                                                     Six Months Ended
                                                         June 30
                                                  ________________________
                                                  1995            1994
                                                  ________________________
Operating Revenue                               $2,527.0     $2,283.9
Operating Costs, Selling and
  Administrative Expenses                        2,134.2      1,910.0
                                                ________     ________
Operating Income                                   392.8        373.9

Interest (Expense) Income - Net                    (11.8)          .1
Other Expense - Net                                (28.3)       (20.3)
                                                 ________     ________
Non-Operating Expense - Net                        (40.1)       (20.2)

Income Before Provision for Taxes                  352.7        353.7

Provision for Income Taxes                          97.7        100.4
                                                 _______      _______
Net Income                                        $255.0       $253.3
                                                 =======      =======

Earnings Per Share of Common Stock                 $1.50        $1.49
                                                 =======      =======

Dividends Paid Per Share of Common Stock           $1.31       $1.26
                                                 =======      =======

Average Number of Shares Outstanding               169.6       170.1

See accompanying notes to the condensed consolidated financial statements (unaudited).


The Dun & Bradstreet Corporation
Condensed Consolidated Statement
of Cash Flows (Unaudited)

                                            Six Months Ended June 30
                                                 1995           1994
(Amounts in millions)
_________________________________________________________________________

Cash Flows from Operating Activities:
Net Income                                      $255.0        $253.3
Reconciliation of Net Income to Net Cash
 Provided by Operating Activities:
  Depreciation and Amortization                  234.5         202.6
  Restructuring Gains from Sale of Business        0.0         (56.3)
  Restructuring Provisions                         0.0          56.3
  Restructuring Payments                         (56.6)        (50.1)
  Postemployment Benefit Payments                (61.4)        (79.4)
  Net Decrease in Accounts Receivable             20.7          25.1
  Unearned Subscription Income                   107.2          89.9
  Income Taxes Paid- Net of Refunds              (62.4)       (104.0)
  Net Changes in Other Working Capital Items     (12.8)        (77.8)
___________________________________________________________________________
Net Cash Provided by Operating Activities        424.2         259.6
___________________________________________________________________________
Cash Flows from Investing Activities:
Payments for Marketable Securities - Net          (0.8)        (99.4)
Payments for Acquisition of Businesses (excluding cash
  and cash equivalents acquired of $.8 in 1994)   (4.9)        (42.7)
Proceeds from Sale of Businesses                     0.0          72.6
Capital Expenditures                            (142.3)       (134.3)
Additions to Computer Software and
  Other Intangibles                              (97.8)        (79.6)
Increase in Other Investments and
  Notes Receivable                                (3.0)        (22.6)
Other                                             (8.1)          8.2
___________________________________________________________________________
Net Cash Used in Investing Activities           (256.9)       (297.8)
___________________________________________________________________________
Cash Flows from Financing Activities:
Payment of Dividends                            (223.5)       (214.4)
Payments for Purchase of Treasury Shares         (35.4)        (44.1)
Net Proceeds from Exercise of Stock Options       13.0          10.4
Increase in U.S. Short-term Borrowings           151.2         257.9
Payment of Alaska Native Corp. Obligations         0.0        (166.2)
Other                                             21.6          16.5
___________________________________________________________________________
Net Cash Used in Financing Activities            (73.1)       (139.9)
___________________________________________________________________________
Effect of Exchange Rate Changes on Cash
  and Cash Equivalents                            20.8           5.9
___________________________________________________________________________
Increase (Decrease) in Cash & Cash Equivalents   115.0        (172.2)
Cash and Cash Equivalents, Beginning of Year     335.4         650.9
___________________________________________________________________________
Cash and Cash Equivalents, End of Period        $450.4        $478.7
___________________________________________________________________________

See accompanying notes to the condensed consolidated financial statements (unaudited).

                                    -5-



THE DUN & BRADSTREET CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF FINANCIAL POSITION (UNAUDITED)
(Amounts in millions)
___________________________________________________________________________
                                                  June 30     December 31
                                                     1995         1994
___________________________________________________________________________
ASSETS

Current Assets
Cash and Cash Equivalents                             $450.4    $335.4
Marketable Securities                                   18.3      26.9
Accounts Receivable - Net                            1,261.8   1,256.5
Other Current Assets                                   404.1     362.2
                                                     _______   _______
  Total Current Assets                               2,134.6   1,981.0
____________________________________________________________________________
Investments
Marketable Securities                                  132.2     133.1
Other Investments and Notes Receivable                 378.8     366.4
                                                     _______   _______
  Total Investments                                    511.0     499.5
____________________________________________________________________________
Property, Plant and Equipment - Net                    932.3     918.5
____________________________________________________________________________
Other Assets - Net
Deferred Charges                                       390.3     363.1
Computer Software                                      351.2     335.9
Other Intangibles                                      218.2     216.0
Goodwill                                             1,142.7   1,149.9
                                                     _______   _______
  Total Other Assets - Net                           2,102.4   2,064.9
___________________________________________________________________________
Total Assets                                        $5,680.3  $5,463.9
___________________________________________________________________________
Liabilities and Shareowners' Equity

Current Liabilities
Accounts Payable                                    $  328.1    $290.2
Short-term Debt                                        672.9     500.6
Accrued and Other Current Liabilities                1,127.7   1,300.4
Accrued Income Taxes                                   119.6      95.4
                                                     _______   _______
  Total Current Liabilities                          2,248.3   2,186.6
___________________________________________________________________________

Unearned Subscription Income                           399.0     290.3
Postretirement and Postemployment Benefits             475.8     484.9
Deferred Income Taxes                                  202.7     209.3
Other Liabilities and Minority Interests               991.8     974.2
___________________________________________________________________________
Total Liabilities                                   $4,317.6  $4,145.3

Shareowners' Equity                                  1,362.7   1,318.6
___________________________________________________________________________
Total Liabilities and Shareowners' Equity           $5,680.3  $5,463.9
___________________________________________________________________________

See accompanying notes to the condensed consolidated financial statements (unaudited).


                                    -6-

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

Note 2 - Financial Instruments with Off-Balance-Sheet Risk

The Company is a party to financial instruments with off-balance-sheet-Risk, which are entered into in the normal course of business to reduce exposure to fluctuations in interest and foreign exchange rates. Interest rate swap agreements are entered into primarily as hedges against variable interest rate exposures. During the first quarter of 1995, the Company executed swap agreements which effectively fixed interest rates on an additional $100 million of variable rate debt.
As a result, at June 30, 1995, the Company had swap agreements outstanding to fix interest rates on a total of $400 million of variable rate debt through fiscal 2004. The weighted average fixed rate payable under these agreements is 7.07%. The differential interest to be paid or received under these agreements is included in interest expense over the life of the debt.

Note 3 - Short-term Borrowing Agreements

The Company maintains short-term borrowing agreements with several banks. During the second quarter, the Company increased its U.S.
credit lines to $750 million, all of which support a commercial paper program.

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

For financial reporting purposes, the assets, liabilities, results of operations and cash flows of the partnerships described above are included in the Company's consolidated financial statements. The third-parties investments in these partnerships at June 30, 1995 and December 31, 1994 totaled approximately $625 million, and are reflected in other liabilities and minority interests. Third-parties share of partnerships results of operations, including specified returns, is reflected in other expense-net.

Note 5 - Litigation

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

On June 9, 1993, American Credit Indemnity ("ACI"), a company of which the Company owns 95% of the outstanding common stock, received a summons and a consolidated amended class action complaint (the "Amended Complaint") in a purported class action pending in the United States District Court for the Southern District of New York captioned "In re Towers Financial Corporation Noteholders Litigation." The Amended Complaint named 17 defendants, including various subsidiaries and controlling persons of Towers Financial Corporation ("Towers"), as well as ACI, in addition to a "Broker-Dealer Defendant Class," alleged to consist of more than 75 members. The Amended Complaint was brought by an alleged class of persons who bought promissory notes issued by Towers between

February 15, 1989 and February 9, 1993. It alleged that Towers, now operating under Chapter 11 of the Bankruptcy Code, sold nearly $215 million of such notes to more than 2,800 investors and sought damages from all the defendants in at least that amount, as well as punitive damages. The Amended Complaint asserted claims against ACI for negligent misrepresentation, negligence and fraud under common law and for violations of Section 10(b) (and Rule 10b-5 thereunder) of the Securities Exchange Act of 1934 (the
"Exchange Act"). The Amended Complaint alleged that offering documents for the notes mischaracterized insurance policies issued by ACI to Towers with respect to accounts receivable securing or backing the notes. It further alleged that ACI issued policies with limited scope of coverage and for exorbitant premiums with knowledge that they would be used by Towers to fraudulently market the notes. ACI answered the Amended Complaint, denying its material terms, and moved for judgment on the pleadings. While ACI's motion was pending, the Supreme Court of the United States decided the case of Central Bank of Denver, N.A. v. First Interstate Bank of Denver, N.A., holding that a private plaintiff may not maintain an aiding and abetting suit under Section 10(b) of the Exchange Act. Thereafter, plaintiffs filed a Second Consolidated Amended Class Action Complaint (the "Second Amended Complaint"), in which they asserted a primary liability claim against ACI and others under
Section 10(b) of the Exchange Act, and certain common law claims. ACI subsequently moved to dismiss the Second Amended Complaint.

On September 2, 1994, while ACI's motion to dismiss remained pending, ACI and counsel for the plaintiffs entered into an agreement to settle all claims that were or could have been asserted against ACI in the Towers Class Action for $1.25 million. The United States District Court has granted its preliminary approval to the settlement, entered an order providing notice to the class plaintiffs, and will schedule a hearing on the proposed settlement. The amount of the proposed settlement did not materially affect the Company's 1994 earnings.

In the opinion of management, the outcome of all current proceedings, claims and litigation could have a material effect on quarterly or annual operating results when resolved in a future period. However, in the opinion of management, these matters will not materially affect the Company's consolidated financial position.


Item 2. Management's Discussion and Analysis of Financial Condition and
        ---------------------------------------------------------------
Results of Operations Reported second-quarter revenue increased by
- ---------------------
10.4% to $1,307.4 million from $1,184.7 million a year ago, marking the second consecutive quarter of sustained accelerated revenue growth, driven by aggressive investments in new revenue growth initiatives. Excluding the effects of acquisitions, divestitures and a weaker U.S. dollar, second-quarter revenue growth was 6%.
Strong reported revenue growth was achieved by A.C. Nielsen, Dun & Bradstreet Information Services, IMS International, Nielsen Media Research, Gartner Group and Dataquest. For the second quarter in a row, both D&B Software and Nielsen U.S. posted modest revenue gains versus last year.
  Excluding Moody's, D&B achieved underlying revenue growth of 7% and reported growth of 12%.
	In the first six months of 1995, reported revenue increased 10.6% to $2,527.0 million from $2,283.9 million a year ago. Excluding the effects of acquisitions, divestitures and a weaker U.S. dollar, first-half revenue for D&B's current portfolio of businesses was up about 5%.



- -9-

Earnings per share in the second quarter were $.86, up 1.2% from $.85
- ------------------
per share a year ago, reflecting previously announced plans to increase investment spending company-wide in 1995 and a significant cyclical decline at Moody's Investors Service. For the first six months of 1995, D&B reported earnings per share of $1.50, up 0.7% from $1.49 per share in the first six months of 1994.

Net income in the second quarter grew 1.1% to $146.1 million from
- ----------
$144.6 million a year ago. First-half net income increased 0.7% to $255.0 million from $253.3 million in the first half of 1994.

Operating income in the second quarter increased 2.8% to $220.0
- ----------------
million from $214.1 million a year ago. Growth in operating income was held down by the substantial increase in investment spending on new revenue initiatives, the decline at Moody's and a decline at American Credit Indemnity due to a significant increase in receivable-loss claims related to several major insolvencies. Operating income in the first six months increased 5.1% to $392.8 million from $373.9 million. First-half operating income included a one-time $28 million gain reported in the first quarter of 1995, which was related to the 1991 divestiture of Donnelley Marketing. Growth in first half operating income was held down by the substantial increase in investment spending on new revenue initiatives and the decline at Moody's.

Non-operating expense-net in the second quarter was $17.9 million,
- -------------------------
compared with $12.2 million of expense a year ago. Non-operating expense-net in the second quarter of 1995 increased, in part, due to a lower cash position as a result of the use of cash for acquisitions and past restructuring and severance programs, higher interest rates paid on increased U.S. short-term borrowings, and higher minority interest expense related to both Gartner Group's increased income and to a previously disclosed limited partnership. First half non-operating expense-net of $40.1 million compared with non-operating expense-net of $20.2 million a year ago primarily as a result of the factors noted above.

The Company's tax rate for the first half was 27.7%, compared with the first half 1994 tax rate of 28.4%.

Business Segment Highlights
- ---------------------------
Marketing Information Services reported a 21.4% increase in
- ------------------------------
second-quarter revenue to $587.4 million from $483.8 million a year ago. Excluding the impact of a weaker U.S. dollar and acquisitions, including Survey Research Group (SRG), AGB Australia/New Zealand and Amfac Chemdata, second-quarter revenue growth for the segment was about 9%. IMS International reported second-quarter revenue of $191 million, up 16% on a reported basis and up 8%, excluding the impact of acquisitions and the dollar. For the full year, the Company continues to expect IMS' underlying revenue growth to be in the double-digits, driven by new product roll-outs in the second half of the year. A.C. Nielsen reported second-quarter revenue of $329 million, up 28% on a reported basis and up about 8%, excluding the impact of acquisitions and the dollar. Nielsen Media Research had strong underlying revenue growth in the second quarter.

Risk Management and Business Marketing Information Services
- -----------------------------------------------------------
reported second-quarter revenue growth of 8.7% to $426.1 million from $392.0 million a year ago. Excluding the impact of a weaker
U.S. dollar and the acquisition of Orefro L'Informazione in Italy, S&W in France and Novinform in Switzerland, segment revenue increased by about 4%. Moody's posted a significant decrease in revenue, principally due to the continued decline in public-debt refundings. Dun & Bradstreet Information Services reported revenue of $341 million, up 14% from the same year-ago period. Excluding the impact of acquisitions and the dollar, DBIS's revenue was up 7%. DBIS U.S. had second-quarter revenue of $183 million, up by about 6% and fueled in part by strong growth in business marketing services products. Second-quarter sales of U.S. credit services increased in the mid-single digits. DBIS Europe's second-quarter revenue increased by 28% on a reported basis. Excluding the impact of acquisitions and the dollar, DBIS Europe's revenue increased by 5%.

Software Services reported a 9.2% increase in second-quarter revenue
- -----------------
to $108.2 million from $99.1 million a year ago. Excluding the impact of the dollar and the acquisition of Pilot Software, underlying revenue decreased slightly due to a decline at Sales Technologies. D&B Software's second-quarter 1995 underlying revenue increased modestly from a year ago. Positive customer response to D&B Software's new client/server products, a new management team, an enhanced marketing program and renewed focus on the extensive base of mainframe customers continues to result in significantly improved performance.

Directory Information Services reported second-quarter revenue of
- ------------------------------
$89.9 million, down 12.9% from $103.2 million a year ago, due to changes in commission rates and other contractual arrangements with telephone companies, as well as timing factors. Excluding the impact of timing, revenue declined modestly for the quarter. Underlying second-quarter sales of Directory Information Services yellow pages directories showed a moderate increase.

Other Business Services reported second-quarter revenue of $95.7
- -----------------------
million down 10.2% from $106.6 million a year ago. Excluding acquisitions, divestitures and timing factors, segment revenue increased about 23%. Gartner Group had excellent growth in second-quarter revenue. Dataquest achieved substantial growth in second-quarter revenue. Dataquest achieved substantial growth for the quarter. NCH Promotional Services reported a decrease in second-quarter revenue, reflecting a decline in worldwide coupon redemptions and competitive pricing in the industry.

Changes in Financial Condition at June 30, 1995
- -----------------------------------------------
Compared with December 31, 1994
- -------------------------------
Short-term Debt increased to $672.9 million at June 30, 1995 from
- --------------
$500.6 million at December 31, 1994, primarily reflecting increased U.S. short-term borrowings ($151.2 million).

Unearned Subscription Income increased to $399.0 million at June 30,
- ----------------------------
1995 from $290.3 million at December 31, 1994, reflecting the cyclical pattern of higher subscription sales in the first quarter.

Condensed Consolidated Statement of Cash Flows
- ----------------------------------------------
Six Months Ended June 30, 1995 and 1994
- ---------------------------------------
Net cash provided by operating activities for the six months ended June 30, 1995 totaled $424.2 million compared with $259.6 million for the comparable period in 1994. The increase of

$164.6 million included increased deferred revenue ($23.9 million) at D&B Software (included in net changes in other working capital items) and a decrease in income taxes paid-net of refunds ($41.6 million).

Net cash used in financing activities for the six months ended
June 30, 1995 totaled $73.1 million compared with $139.9 million for the comparable period in 1994. The decrease in net cash used in financing activities primarily reflected the absence of payments to an Alaska Native Corporation ($166.2 million) partially offset by lower U.S. short-term borrowings ($106.7 million).

Other
- -----
Regarding 1995, the Company has reaffirmed its expectations for underlying revenue growth in the mid-single digits, and growth in earnings per share at or nearly at D&B's underlying topline Performance. Reported revenue growth for 1995 is expected to be in the high-single digits.

Subsequent Event
- -----------------
On July 20, 1995 the Company announced that it had entered into a definitive agreement to sell its Interactive Data Corporation business to the Financial Times Group of Pearson PLC for a price of $201 million.

The Company expects the transaction to close in the third quarter of 1995. The transaction will result in a pre-tax gain for D&B of about $90 million. The Company anticipates taking certain actions to improve future productivity, the cost of which will largely offset the $90 million gain. Costs are expected to include a provision for increased post-employment benefits, primarily severance, for workforce reductions. Consequently, the sale and actions together are not expected to have a material effect on the Company's financial condition or 1995 results of operations.

PART II.  OTHER INFORMATION
- ---------------------------

Item 4. Submission of Matters to a Vote of Security Holders
- -------

     The Annual Meeting of Shareowners of The Dun & Bradstreet
     Corporation was held on April 18, 1995.

     The following nominees for director named in the Proxy Statement dated March 10, 1995 were elected at the Meeting by the votes indicated.

                                           For			Withheld
                                           ----              ---------
Clifford L. Alexander, Jr.            144,106,599            1,105,058

Mary Johnston Evans                   144,169,037            1,042,620

John R. Meyer                         144,116,812            1,094,845

James R. Peterson                     144,067,965            1,143,692

     The votes in favor of the election of the nominees represent at least 99.2% of the shares voted for each of the nominees.

     The proposal to vote upon the Company's Corporate Management
     Incentive Plan was approved by the following vote:

                    For                Against         Abstain
                   ------              -------         --------
Number of shares	  134,236,103         9,884,194         1,091,360

     The proposal to vote upon the Company's Key Employees
     Performance Unit Plan was approved by the following vote:

                    For                 Against        Abstain
                   ------               --------       --------
Number of shares	   129,645,034        14,520,768       1,045,855

     The proposal to amend the Company's 1991 Key Employees Stock
     Option Plan was approved by the following vote:

                   For            Against       Abstain     Non-Votes
Number of shares 	115,134,158     17,862,084      1,201,363   1,014,052

     The proposal to amend the Company's 1982 Key Employees Stock
     Option Plan was approved by the following vote:

                         For            Against             Abstain
                        -----          --------            ---------
Number of shares	     122,274,371       21,738,343           1,198,943


     The proposal to amend the Company's 1989 Key Employees Restricted Stock Plan was approved by the following vote:

                     For         Against     Abstain       Non-Votes
                     ---         -------     -------       ----------
Number of shares  111,854,578   21,136,233   1,206,794    11,014,052

     The proposal to vote upon The Dun & Bradstreet Corporation
     Restricted Stock Plan for Non-Employee Directors was approved by the following vote:

                     For         Against     Abstain       Non-Votes
                     ---         -------     -------       ---------
Number of shares	   98,960,398   33,391,547   1,845,360    11,014,352

     Approval of the appointment of Independent Public Accountants was approved by the following vote:

                         For               Against           Abstain
                         ---               --------         ---------
Number of shares     	143,772,697          1,108,014          330,946

     The proposal on implementation of the MacBride Principles in Northern Ireland was defeated by the following vote:

                     For         Against       Abstain     Non-Votes
                     ---         --------     ---------    ---------
Number of shares   17,456,969  105,975,909   10,765,927    11,012,852

Item 6. Exhibits and Reports on Form 8-K.
- -----------------------------------------

(a)	Exhibits:

     (10) Material Contracts.
       (x) Memorandum of Agreement, dated April 13, 1995, between
                Registrant and Serge Okun

     (27) Financial Data Schedule for the period ended June 30, 1995

 (b)	Reports on Form 8-K:

     None.

                                SIGNATURES
                               ------------



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                      THE DUN & BRADSTREET CORPORATION


Date: August 10, 1995               By:  /s/EDWIN A. BESCHERER, JR.
                                        ---------------------------
                                        Edwin A. Bescherer, Jr.,
                                   Executive Vice President - Finance
                                     and Chief Financial Officer



Date: August 10, 1995               By:  /s/THOMAS W. YOUNG
                                        --------------------
                                         Thomas W. Young,
                                Senior Vice President and Controller

Index to Exhibits

Regulation S-K
- --------------
Exhibit Number                                      Page Number

10. Memorandum of Agreement, dated
    April 13, 1995, between Registrant and Serge Okun    17

27. Financial Data Schedule                   (Filed electronically)