Form 10-Q
period 1995-09-30
DUN & BRADSTREET CORP
filed 1995-11-13
CIK 30419

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D. C.  20549


                                   FORM 10-Q

(Mark one)

(X)     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1995

                                       OR

( )     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to

                         Commission file number  1-7155
                                                 _______


                      THE DUN & BRADSTREET CORPORATION
(Exact name of registrant as specified in its charter)

Delaware                                      13-2740040
(State of Incorporation)                     (I.R.S. Employer
                                              Identification No.)

187 Danbury Road, Wilton, CT                   06897
(Address of principal executive offices)      (Zip Code)

Registrant's telephone number, including area code

(203) 834-4200
______________

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
                                       Shares Outstanding
Title of Class                         at October 31, 1995
______________
Common Stock,
par value $1 per share                 169,346,670

                     THE DUN & BRADSTREET CORPORATION

                          INDEX TO FORM 10-Q



PART I. FINANCIAL INFORMATION                                PAGE
_____________________________                                _____

Item 1. Financial Statements

Condensed Consolidated Statement of Income (Unaudited)
      Three Months Ended September 30, 1995 and 1994            3
      Nine Months Ended September 30, 1995 and 1994             4

Condensed Consolidated Statement of Cash Flows (Unaudited)
      Nine Months Ended September 30, 1995 and 1994             5

Condensed Consolidated Statement of Financial Position
(Unaudited)
      September 30, 1995 and December 31, 1994                  6

Notes to Condensed Consolidated Financial Statements
(Unaudited)                                                  7-9

Item 2. Management's Discussion and Analysis of Financial
            Condition and Results of Operations            10-13



PART II.  OTHER INFORMATION
____________________________



Item 6. Exhibits and Reports on Form 8-K                     13

SIGNATURES                                                   14


PART I. FINANCIAL INFORMATION
-----------------------------
Item I. FINANCIAL STATEMENTS

THE DUN & BRADSTREET CORPORATION
Condensed Consolidated Statement of Income (Unaudited)
(In millions except per share amounts)
                                                    Three Months Ended
                                                        September 30
                                                  ________________________
                                                  1995            1994
                                                  ________________________
Operating Revenue                               $1,333.4     $1,203.4
Operating Costs, Selling and
  Administrative Expenses                        1,149.9        953.0
Restructuring (Income)/Expense - Net               (77.2)         0.0
                                                ________     ________
Operating Income                                   260.7        250.4

Interest Expense - Net                               8.0          4.3
Other Expense - Net                                 15.5         13.3
                                                 ________     ________
Non-Operating Expense - Net                         23.5         17.6

Income Before Provision for Taxes                  237.2        232.8

Provision for Income Taxes                          65.7         66.1
                                                 _______      _______
Net Income                                        $171.5       $166.7
                                                 =======      =======

Earnings Per Share of Common Stock                 $1.01        $0.98
                                                 =======      =======

Dividends Paid Per Share of Common Stock           $0.66       $0.65
                                                 =======      =======

Average Number of Shares Outstanding              169.6        170.0

See accompanying notes to the condensed consolidated financial statements (unaudited).


                                -3-



THE DUN & BRADSTREET CORPORATION
Condensed Consolidated Statement of Income (Unaudited)
(In millions except per share amounts)
                                                     Nine Months Ended
                                                       September 30
                                                  ________________________
                                                  1995            1994
                                                  ________________________
Operating Revenue                               $3,860.5     $3,487.3
Operating Costs, Selling and
  Administrative Expenses                        3,284.1      2,863.0
Restructuring (Income)/Expense - Net               (77.2)         0.0
                                                ________     ________
Operating Income                                   653.6        624.3

Interest Expense - Net                              19.8          4.1
Other Expense - Net                                 43.9         33.6
                                                 ________     ________
Non-Operating Expense - Net                         63.7         37.7

Income Before Provision for Taxes                  589.9        586.6

Provision for Income Taxes                         163.4        166.6
                                                 _______      _______
Net Income                                        $426.5       $420.0
                                                 =======      =======

Earnings Per Share of Common Stock                 $2.51        $2.47
                                                 =======      =======

Dividends Paid Per Share of Common Stock           $1.97       $1.91
                                                 =======      =======

Average Number of Shares Outstanding               169.6       170.0

See accompanying notes to the condensed consolidated financial statements (unaudited).




The Dun & Bradstreet Corporation
Condensed Consolidated Statement
of Cash Flows (Unaudited)

                                        Nine Months Ended September 30
                                                 1995           1994
(Amounts in millions)
_____________________________________________________________________

Cash Flows from Operating Activities:
Net Income                                      $426.5        $420.0
Reconciliation of Net Income to Net Cash
 Provided by Operating Activities:
  Depreciation and Amortization                 351.8         309.0
  Gain on Sale of Dunsnet Assets                  0.0         (36.0)
  Revaluation of Computer Software and Other
    Assets                                        0.0          38.8
  Restructuring Gains from Sale of Businesses   (90.0)        (56.3)
  Restructuring Provisions                       12.8          56.3
  Restructuring Payments                        (77.0)       (109.6)
  Postemployment Benefits Expense                85.7           5.2
 Postemployment Benefits Curtailment
  Loss/(Gain)                                    4.5         (33.4)
 Postemployment Benefit Payments               (89.6)       (124.5)
  Net Decrease in Accounts Receivable            48.2          75.0
  Unearned Subscription Income                   65.2          55.6
  Income Taxes Paid- Net of Refunds             (88.0)       (139.7)
  Net Changes in Other Working Capital Item      39.8         (21.2)
____________________________________________________________________
Net Cash Provided by Operating Activities      689.9         439.2
____________________________________________________________________
Cash Flows from Investing Activities:
Proceeds from Marketable Securities              28.0        123.7
Payments for Marketable Securities              (20.0)     (153.7)
Payments for Acquisition of Businesses (excluding cash
and cash equivalents acquired of $1.9 in 1994   (21.4)      (181.9)
Proceeds from Sale of Businesses                201.0        143.6
Capital Expenditures                           (209.9)      (213.7)
Additions to Computer Software and
  Other Intangibles                            (151.1)      (128.6)
Increase in Other Investments and
  Notes Receivable                              (12.8)       (53.9)
Other                                             6.2         17.4
______________________________________________________________________
Net Cash Used in Investing Activities          (180.0)       (447.1)
______________________________________________________________________
Cash Flows from Financing Activities:
Payment of Dividends                           (334.4)       (324.8)
Payments for Purchase of Treasury Shares        (50.7)        (59.9)
Net Proceeds from Exercise of Stock Options      18.0          19.4
Increase in U.S. Short-term Borrowings           13.2         363.0
Payment of Alaska Native Corp. Obligations        0.0        (166.2)
Other                                            (1.1)         30.4
______________________________________________________________________
Net Cash Used in Financing Activities          (355.0)       (138.1)
______________________________________________________________________
Effect of Exchange Rate Changes on Cash
  and Cash Equivalents                           10.1          14.0
______________________________________________________________________
Increase (Decrease) in Cash & Cash Equivalents  165.0        (132.0)
Cash and Cash Equivalents, Beginning of Year    335.4         650.9
________________________________________________________________________
Cash and Cash Equivalents, End of Period       $500.4        $518.9
________________________________________________________________________

See accompanying notes to the condensed consolidated financial statements(unaudited).




THE DUN & BRADSTREET CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF FINANCIAL POSITION (UNAUDITED)
(Amounts in millions)
_________________________________________________________________________
                                                September 30   December 31
                                                        1995          1994
_________________________________________________________________________
ASSETS

Current Assets
Cash and Cash Equivalents                             $500.4    $335.4
Marketable Securities                                   14.8      26.9
Accounts Receivable - Net                            1,212.8   1,256.5
Other Current Assets                                   377.8     362.2
                                                     _______   _______
  Total Current Assets                               2,105.8   1,981.0
____________________________________________________________________________
Investments
Marketable Securities                                  144.9     133.1
Other Investments and Notes Receivable                 381.8     366.4
                                                     _______   _______
  Total Investments                                    526.7     499.5
__________________________________________________________________________
Property, Plant and Equipment - Net                    927.6     918.5
__________________________________________________________________________
Other Assets - Net
Deferred Charges                                       371.7     363.1
Computer Software                                      364.7     335.9
Other Intangibles                                      216.3     216.0
Goodwill                                             1,050.6   1,149.9
                                                     _______   _______
  Total Other Assets - Net                           2,003.3   2,064.9
_________________________________________________________________________
Total Assets                                        $5,563.4  $5,463.9
_________________________________________________________________________
Liabilities and Shareowners' Equity

Current Liabilities
Accounts Payable                                      $307.0    $290.2
Short-term Debt                                        513.5     500.6
Accrued and Other Current Liabilities                1,171.9   1,300.4
Accrued Income Taxes                                   124.3      95.4
                                                     _______   _______
  Total Current Liabilities                          2,116.7   2,186.6
________________________________________________________________________

Unearned Subscription Income                           358.4     290.3
Postretirement and Postemployment Benefits             533.1     484.9
Deferred Income Taxes                                  202.8     209.3
Other Liabilities and Minority Interests               951.8     974.2
________________________________________________________________________
Total Liabilities                                   $4,162.8  $4,145.3

Shareowners' Equity                                 $1,400.6  $1,318.6
_________________________________________________________________________
Total Liabilities and Shareowners' Equity           $5,563.4  $5,463.9
_________________________________________________________________________

See accompanying notes to the condensed consolidated financial statements (unaudited).


                                    -6-

THE DUN & BRADSTREET CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1 - Interim Consolidated Financial Statements

These interim consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and should be read in conjunction with the consolidated financial statements and related notes of The Dun & Bradstreet Corporation (the "Company" or "D&B")1994 Annual Report on Form 10-K.
In the opinion of management, all adjustments (consisting of normal recurring accruals), considered necessary for a fair presentation of financial position, results of operations and cash flows at the dates and for the periods presented have been included. Certain prior-year amounts have been reclassified to conform with the 1995 presentation.

Note 2 - Restructuring and Postemployment Benefit Costs

In the third quarter of 1995, the Company completed the sale of Interactive Data Corp. to the Financial Times Group for $201 million in cash. The $90 million restructuring gain on the sale was offset by a restructuring charge of $12.8 million, primarily to write off software for product lines that were discontinued at Sales Technologies.

In addition, in the third quarter of 1995, the Company initiated actions to improve future productivity. Costs included a provision of $77.2 million for postemployment benefits, primarily severance, for workforce reductions, which is included in operating costs.

In the second quarter of 1994, the Company sold Thomson
Directories and the Machinery Information Division of
Dataquest. The $56.3 million restructuring gain on the sales were essentially offset by the costs of actions to restructure certain operations and businesses.

Note 3 - Financial Instruments with Off-Balance-Sheet Risk

The Company is a party to financial instruments with off-balance-sheet-risk, which are entered into in the normal course of business to reduce exposure to fluctuations in interest and foreign exchange rates. Interest rate swap agreements are entered into primarily as hedges against variable interest rate exposures. During the first quarter of 1995, the Company executed swap agreements which effectively fixed interest rates on an additional $100 million of variable rate debt. As a result, at September 30, 1995, the Company had swap agreements outstanding to fix interest rates on a total of $400 million of variable rate debt through fiscal 2004. The weighted average fixed rate payable under these agreements is 7.07%. The differential interest to be paid or received under these agreements is included in interest expense over the life of the debt.

Note 4 - Short-term Borrowing Agreements

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

For financial reporting purposes, the assets, liabilities, results of operations and cash flows of the partnerships described above are included in the Company's consolidated financial statements. The third-parties investments in these partnerships at September 30, 1995 and December 31,
1994 totaled approximately $625 million, and are reflected in other liabilities and minority interests. Third-parties share of partnerships results of operations, including specified returns, is reflected in other expense-net.

Note 6 - Litigation

The Company and its subsidiaries are involved in legal proceedings,claims and litigation arising in the ordinary course of business.

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

On September 2, 1994, while ACI's motion to dismiss remained pending, ACI and counsel for the plaintiffs entered into an agreement to settle all claims that were or could have been asserted against ACI in the Towers Class Action for $1.25 million. The United States District Court has granted its preliminary approval to the settlement, entered an order providing notice to the class plaintiffs, and has scheduled a hearing on the proposed settlement. The amount of the proposed settlement did not materially affect the Company's earnings. In the opinion of management, the outcome of all current proceedings, claims and litigation could have a material effect on quarterly or annual operating results when resolved in a future period. However, in the opinion of management, these matters will not materially affect the Company's consolidated financial position.

Item 2. Management's Discussion and Analysis of Financial
__________________________________________________________
Condition and Results of Operations
____________________________________

Reported third-quarter revenue increased by 10.8% to $1,333.4
______________________________
million from $1,203.4 million a year ago. Revenues increased as a result of a rebound at Moody's Investors Service due to the upswing in corporate bond-market volumes, and strong reported revenue growth at A.C. Nielsen (Nielsen), IMS International (IMS), Nielsen Media Research, Gartner Group and Dataquest. Dun & Bradstreet Information Services (DBIS) maintained good topline performance, while D&B Software's reported revenue growth hit double digits on the strength of client/server sales.

Excluding the effects of acquisitions, divestitures and a weaker
U.S. dollar, third-quarter revenue growth was 7.8%, up from 5% in the first half of 1995.

In the first nine months of 1995, reported revenue increased 10.7% to $3,860.5 million from $3,487.3 million a year ago. Excluding the effects of acquisitions, divestitures and a weaker U.S.
dollar,revenue for the period was up 6%.

Earnings per share in the third quarter rose 3.1% to $1.01 per
__________________
share,in line with expectations, reflecting previously announced plans to increase investment spending. Earnings were held down by weakness in DBIS' international operations, including the impact of integrating certain acquisitions and the effects of economic conditions in Latin America. Third-quarter profits also were dampened by several insolvencies that resulted in substantial losses at American Credit Indemnity (ACI).

Based on long-term business requirements in Nielsen, D&B committed substantial dollars in the second half of 1995 to its European operations. The goal is to accelerate the transition from audit to scanning technology for fast-moving consumer goods, coupled with the introduction of the proven Household Panel Services in France and Germany.

Earnings per share in the first nine months were $2.51, up
1.6% from $2.47 per share a year ago.

Net income in the third quarter grew 2.9% to $171.5 million from
___________
$166.7 million a year ago. Net income for the nine months ended September 30,1995 increased 1.5% to $426.5 million from $420.0 million a year ago.

Operating income in the third quarter increased 4.1% to $260.7
________________
million from $250.4 million a year ago. Growth in operating income was held down by the increase in investment spending and the factors that held down earnings, as discussed above. Operating income in the first nine months increased 4.7% to $653.6 million from $624.3 million a year ago Growth in operating income for the nine months ended September 30, 1995 was held down by the substantial increase in investment spending on new revenue initiatives, the cyclical decline at Moody's during the first half of 1995, losses at ACI due to an increase in receivable-loss claims related to several insolvencies, and the effects on DBIS' operations of economic conditions in Latin America.

Operating income for the period included a one-time $28 million gain reported in the first quarter of 1995, which was related to the sale of warrants received in connection with the divestiture of Donnelley Marketing in 1991.

In the third quarter of 1995, the Company completed the sale of Interactive Data Corp. to the Financial Times Group for $201 million in cash. The $90 million restructuring gain on the sale was offset by actions to improve future productivity. Costs included a provision of $77.2 million for postemployment benefits, primarily severance, for workforce reductions and $12.8 million primarily to write off software for product lines that were discontinued at Sales Technologies. Consequently, the sale and actions will not have a material effect on the Company's financial condition or 1995 results of operations.

Several non-recurring gains and significant changes in costs were included in the third quarter of 1994. As a result of the decision to outsource communications services, the assets of DunsNet were sold for a pre-tax gain of $36.0 million. Dun & Bradstreet Plan Services was divested with no gain recorded.
The Company also took proactive measures to improve D&B's future performance by accelerating the introduction of newer technologies, though this resulted in a charge of $38.8 million. The charge principally reflected the revaluation of certain computer software and other intangible assets that will be replaced or no longer be used at DBS, IMS, DBIS and Nielsen. In addition, a change in eligibility requirements for the Company's postretirement medical plan resulted in a curtailment gain of approximately $25.7 million, which was largely offset by a substantial increase in spending for new-product development.

Non-operating expense-net in the third quarter was $23.5 million,
_________________________
compared with $17.6 million a year ago. Non-operating expense-net in the third quarter of 1995 increased, in part, due to a lower cash position as a result of the use of cash for acquisitions and past restructuring programs, higher interest rates paid on increased U.S. short-term borrowings, and higher minority interest expense related to both Gartner Group's increased income and to a previously disclosed limited partnership. Non-operating expense-net for the nine months ended September 30, 1995 was $63.7 million compared with non-operating expense-net of $37.7 million a year ago, primarily as a result of the factors noted above.

The Company's effective tax rate for the first nine months of 1995 was 27.7%, compared with 28.4% for the comparable period in 1994.



Business Segment Highlights
___________________________

Marketing Information Services reported 16.4% growth in third-quarter
______________________________
revenue to $598 million. Excluding the impact of a weaker U.S. dollar and acquisitions (Survey Research Group, AGB Australia/New Zealand and Amfac Chemdata), revenue growth for the segment was 9%. IMS' revenue rose 16% to $202 million on a reported basis, and 7% on an underlying basis. Revenue growth for the quarter was boosted by strong sales of new products and client winbacks in the U.S. Nielsen's revenue was up 16% to $322 million on a reported basis, and up 6% on an underlying basis. Nielsen
Media Research posted strong underlying revenue growth in the third quarter, spurred by a robust advertising economy, additional broadcast and cable network subscribers and new services, such as local Hispanic audience measurement.


Risk Management and Business Marketing Information Services
____________________________________________________________
reported third-quarter revenue growth of 9.3% to $428 million. Excluding the impact of a weaker U.S. dollar and the acquisition of Orefro L'Informazione in Italy and S&W in France, segment revenue increased 7%. Moody's Investors Service rebounded sharply in the third quarter, posting a strong gain in revenue driven by increased volume in the corporate bond market. DBIS' revenue was up 9% to

$340 million on a reported basis, and rose 3% on an underlying basis Revenue at DBIS U.S. increased 5% to $194 million, driven mainly by new products, such as Credit Scoring, Risk Assessment Manager and Database Marketing, as well as by an increase in new customers targeted by the unit's revamped sales force. While DBIS Europe's third-quarter revenue increased 16% on a reported basis, underlying revenue was down slightly due to weakness in several countries.

Software Services reported a 12.4% increase in third-quarter
________________
revenue to $106 million. Excluding the impact of the weaker dollar and the acquisition of Pilot Software, underlying revenue growth was 8%. D&B Software (DBS) posted a double-digit increase in revenue growth, reflecting DBS' growing momentum in the rapidly expanding client/ server marketplace. For the full year, DBS' client/server revenue is expected to increase more than 150% to over $100 million.

Directory Information Services reported a 2.1% increase in third-
______________________________
quarter revenue to $104 million. Growth for the quarter was helped by timing of directory publications, but held down by changes in commission rates and other contractual arrangements with telephone companies. Underlying third-quarter sales of Directory Information Services yellow pages directories were up slightly.

Other Business Services reported a 4.5% increase in third-quarter
_______________________
revenue to $98 million. Excluding the divestiture of D&B Plan Services, segment revenue rose 27%. Gartner Group and Dataquest both posted excellent growth in third-quarter revenue. NCH Promotional Services reported a decrease in revenue for the quarter, reflecting a decline in worldwide coupon redemptions and competitive pricing in the industry.

Changes in Financial Condition at September 30, 1995
____________________________________________________
Compared with December 31, 1994
_______________________________

Goodwill decreased to $1,050.6 million at September 30, 1995 from
________
$1,149.9 million at December 31, 1994, primarily reflecting amortization and the sale of Interactive Data Corp.

Unearned Subscription Income increased to $358.4 million at
____________________________

September 30, 1995 from $290.3 million at December 31, 1994, reflecting the cyclical pattern of higher subscription sales in the first quarter.

Condensed Consolidated Statement of Cash Flows
______________________________________________
Nine Months Ended September 30, 1995 and 1994
_____________________________________________

Net cash provided by operating activities for the nine months ended September 30, 1995 totaled $689.9 million compared with $439.2 million for the comparable period in 1994. The increase of $250.7 million reflected higher non-cash charges for depreciation and amortization ($42.8 million), lower restructuring and postemployment benefit payments ($67.5 million) and higher postemployment benefits expense ($80.5 million). The current period also included higher deferred revenue ($25.8 million) at D&B Software (included in net changes in other working capital items) and a decrease in income taxes paid-net of refunds ($52.1 million). These favorable variances were partially offset by higher restructuring gains, net of restructuring provisions ($77.2 million).

Net cash used in investing activities for the nine months ended September 30, 1995 totaled $180.0 million compared with $447.1 million for the comparable period in 1994. The decrease in cash usage of $267.1 million primarily reflected lower payments for acquisition of businesses ($160.5 million), lower payments for equity investments($41.1 million), included in other investments and notes receivable and higher proceeds from sale of businesses ($57.4 million).

Net cash used in financing activities was $355.0 million for the nine months ended September 30, 1995 compared with net cash used in financing activities of $138.1 million for the comparable period in 1994. The increase in cash usage of $216.9 million primarily reflected lower U.S. short-term borrowings ($349.8 million) and lower non-U.S. borrowings ($31.5 million) included in other financing, partially offset by the absence of payments to an Alaska Native Corporation ($166.2 million).

Other
_____

Regarding 1995, the Company's fourth quarter outlook shows a continuation of the current revenue momentum. The Company is cautiously optimistic that this may generate a slightly better full-year revenue performance than originally anticipated. However, increased investment spending, the adverse trends at ACI and weakness at DBIS' international operations are expected to hold earnings growth slightly below mid-single-digit.

Item 6. Exhibits and Reports on Form 8-K.
_________________________________________

(a)   Exhibits:

      (10) Material Contracts.
         (x) Agreement and Release, dated July 20, 1995, between
             Registrant and Edwin A. Bescherer, Jr.

      (27) Financial Data Schedule for the period ended September
           30, 1995

(b)  Reports on Form 8-K:

     None.

                                SIGNATURES
                                __________


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                  THE DUN & BRADSTREET CORPORATION



Date: November 10, 1995
                              By: \s\ NICHOLAS L. TRIVISONNO
                                      Nicholas L. Trivisonno
                                      Executive Vice President -
                                      Finance and Chief Financial
                                       Officer



Date: November 10, 1995
                              By:  \s\ THOMAS W. YOUNG
                                     Thomas W. Young,
                                     Senior Vice President and
                                     Controller

Index to Exhibits

Regulation S-K
______________
Exhibit Number                                      Page Number
______________                                      ____________

10. Memorandum of Agreement, dated                       16
    July 20, 1995, between Registrant and Edwin A. Bescherer, Jr.

27. Financial Data Schedule
    (Filed electronically)                               --