Form 10-K
period 1995-12-31
DUN & BRADSTREET CORP
filed 1996-03-27
CIK 30419

March 27, 1996



OFICS Filer Support
Mail Stop 0-7
SEC Operations Center
6432 General Green Way
Alexandria, VA  22312-2413

RE:      File No. 1-7155 - Annual Report Pursuant to Section 13 or 15 (d)
           of the Securities Exchange Act of 1934
-----------------------------------------------------------------------------

Gentlemen:

Pursuant to the rules of the Securities Exchange Act of 1934 as amended, enclosed is one copy of The Dun & Bradstreet Corporation's Annual Report on Form 10-K for the year ended December 31, 1995. As an electronic filer, one paper copy is enclosed for backup. As required, adequate funds are available to cover the fee. In accordance with the SEC's previous request, three additional annual reports have been enclosed.

Please acknowledge receipt of the report by stamping and returning the enclosed copy of this letter.

                                                           Very truly yours,

                                                      /s/ Stuart J. Goldshein

                                                           Stuart J. Goldshein

SGJ:sw
Enclosures
sec/

Receipt of the above described material is hereby acknowledged.

                                      Securities and Exchange Commission

Date:                                    By:
           -------------------------        ------------------------------------



                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                         -----------------------------
                                    FORM 10-K
(Mark One)
       X         Annual Report Pursuant to Section 13 or 15(d) of the Securities
                             Exchange Act of 1934 [Fee Required]

                 For the fiscal year ended December 31, 1995
                                            or
             Transition Report Pursuant to Section 13 or 15(d) of the Securities
                             Exchange Act of 1934 [No Fee Required]
                 For the Transition Period From ___________to ______________.
                         Commission file number 1-7155.

                        The Dun & Bradstreet Corporation
            ----------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                      Delaware                         13-2740040
                ---------------------       -----------------------------------
              (State of incorporation)      (I.R.S. Employer Identification No.)


         187 Danbury Road, Wilton, Connecticut            06897
        -----------------------------------------       ----------
        (Address of principal executive offices)        (Zip Code)

            Registrant's telephone number, including area code: (203)834-4200.
                                                                ---------------

                Securities  registered  pursuant to Section 12(b) of
                  the Act:

           Title of each class                        Name of each exchange
                                                       on which registered
         -----------------------                     -------------------------
 Common Stock, par value $1 per share                  New York Stock Exchange

              Securities  registered  pursuant to Section 12(g) of the Act:
                                      None

         Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                     ---
          Indicate by check mark if disclosure of delinquent  filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
                            ---
         As of January 31, 1996, 169,578,948 shares of Common Stock of The Dun & Bradstreet Corporation were outstanding and the aggregate market value of such Common Stock held by nonaffiliates (based upon its closing transaction price on the Composite Tape on such date) was approximately $11,023 million.
                                                                 (Continued)

------------------------------------------------------------------------------

                       Documents Incorporated by Reference

PART I
ITEM      -Business                  Dun & Bradstreet  Business Segments,  1995,
                                     Pages  31 and  32,  Note 16  Operations by
                                     Business  Segments  and  page  32,  Note 17
                                     Operations by Geographic  Area, of the 1995
                                     Annual Report.

PART II
ITEM 5    -Market for the Registrant  Page  14,  Financial  Review,
           Common Equity and Related  of the 1995 Annual Report.
           Stockholder Matters

ITEM 6    -Selected Financial Data    Pages 34 and 35, Ten-Year Selected
                                      Financial Data, of the 1995 Annual Report.

ITEM 7    -Management's Discussion    Pages  9 to 14,  Financial  Review,
           and Analysis of Financial  of the 1995 Annual Report.
           Condition and Results of
           Operations

ITEM      -Financial Statements and   Pages 16 to 35 of the 1995 Annual Report.
           Supplementary Data

PART III
ITEM 10   -Directors and Executive    Pages 2 to 4 of the  Company's  Proxy
           Officers of the Registrant Statement  dated March 8, 1996.


ITEM 11   -Executive Compensation     Pages  8  to  18  of  the Company's Proxy
                                      Statement dated March 8, 1996.

ITEM 12   -Security  Ownership of     Pages 18 to 20 of the Company's Proxy
           Certain Beneficial         Statement dated March 8, 1996.
           Owners and Management

ITEM 13   -Certain Relationships      Pages  18 to 20 of  the  Company's  Proxy
           and Related Transactions          Statement dated March 8, 1996.


                     --------------------------------

               The Index to  Exhibits  is located on Pages 22 to 24.

                                     PART I

         As used in this report, except where the context indicates otherwise, the term "Company" means The Dun & Bradstreet Corporation and all subsidiaries consolidated in the financial statements contained herein.

ITEM 1. BUSINESS

         (a)(1) The Dun & Bradstreet Corporation was incorporated under the laws of the State of Delaware on February 6, 1973 and became the parent holding company of Dun & Bradstreet, Inc. and its subsidiaries on June 1, 1973.
Dun & Bradstreet, Inc. was incorporated under the laws of the State of Delaware in 1930 and is the successor to a business commenced in 1841.
         On January 9, 1996, the Company announced a plan to reorganize into three public independent companies by spinning off, through a tax-free distribution, two of its businesses to shareholders. The three companies will be: Cognizant Corporation, consisting of IMS International, Gartner Group,
Nielsen Media Research, Pilot Software and Erisco; The Dun & Bradstreet Corporation, consisting of Dun & Bradstreet Information Services, Moody's Investors Service, and Reuben H. Donnelley; and A. C. Nielsen, the marketer of information, analysis and insight to the worldwide consumer-products and services industry. In connection with the reorganization, several other divisions, such as Dun & Bradstreet Software and American Credit Indemnity, will be divested. The distribution is subject to final approval by the Company's board of directors and obtaining a ruling from the Internal Revenue Service with respect to the tax-free treatment of the distribution. The Company expects to complete the reorganization by the end of 1996.

            (2) Not applicable.

         (b)(1) The response to this item is incorporated herein by reference to Note 16 Operations by Business Segments on Pages 31 to 32 of the 1995 Annual Report.

            (2) Not applicable.

         (c)(1) The Dun & Bradstreet Corporation is a non-operating holding company whose revenue is derived primarily from dividends received from its subsidiaries. Reference should be made to EXHIBIT B, List of Active Subsidiaries as of January 31, 1996, which describes the Company's subsidiaries. A descriptive narrative of the Company's business segments follows item (d).

         The number of full-time equivalent employees at December 31, 1995 was approximately 49,500.

         (d) The response to this item is  incorporated  herein by reference to
Note 17 Operations by Geographic  Area on Page 32 of the 1995 Annual Report.

         The Company is the world's leading marketer of information, software and services for business decision-making. Its operations can be divided into five business segments: Marketing Information Services, Risk Management and Business Marketing Information Services, Software Services, Directory Information Services and Other Business Services. A narrative description of the Company's operations by business segment follows.


                         MARKETING INFORMATION SERVICES

IMS International, Inc.

         IMS International, Inc. (IMS) provides information and decision support services to the pharmaceutical and healthcare industries. IMS' principal services are sales territory reports, national pharmaceutical-sales audits and national medical audits, as well as a multinational data analysis system. Within each of these product classes, individual country-level reports may differ in one or more important characteristics depending on the circumstances of local pharmaceutical sales and distribution. IMS' reports are provided in printed format, as well as on-line and as part of electronic customer-site workstations. IMS provides information services covering over 70 countries and maintains offices in 57 countries on six continents, with 62% of total revenue generated outside the U.S. In 1995, IMS continued its expansion into developing markets in Eastern Europe and Asia, growing revenues by 30% in these areas. New product sales were also initiated in China and India.

         Sales-territory reports measure the effectiveness of pharmaceutical companies' sales forces, by product and product group within a geographic configuration tailored to each client's needs. IMS sales-territory reports are available in 25 countries and account for approximately 40% of IMS' worldwide revenues.

         Pharmaceutical audits are syndicated reports which measure sales of pharmaceutical products for an entire national market and are primarily used by pharmaceutical companies to understand market dynamics and plan effective business strategies.Pharmaceutical audits are available in over 65 countries.



         National medical audits are syndicated reports utilizing data from physician practices to provide information on how pharmaceutical products are used, including patient and doctor details, diagnosis and drug therapy. Medical audits are available in over 40 countries.

         In 1995, Sales Technologies, Inc., a wholly owned subsidiary of Dun & Bradstreet, was refocused on the healthcare industry and became an operating unit of IMS. Sales Technologies is a leader in sales automation solutions and develops, installs, and supports networked systems that enable pharmaceutical, healthcare, and consumer packaged goods organizations to improve sales force effectiveness, productivity, communication and customer satisfaction.

         In the U.S., IMS launched Xplorer, a customized client/server decision support system that integrates customers' internal sales and marketing data with IMS and other external data. IMS also launched MediVal to assist in the management and resolution of Medicaid rebate disputes between states and pharmaceutical manufacturers. IMS acquired Decision Surveys International Ltd., a South African company involved in pharmaceutical market research.

         The raw data from which IMS' services are generated are derived either from statistically selected panels of drugstores, hospitals, physicians, etc., or from activities such as warehouse shipments or wholesalers' sales data. To protect privacy, no individual patient is identified in any IMS medical database. IMS has generally well-established relationships with the sources required to create its databases and in many cases has historical connections with the trade associations and professional associations involved.

         All major pharmaceutical companies are customers of IMS, and many of the companies subscribe to reports and services in several countries. The scope of IMS' customer base enables it to avoid dependence on any single customer.

         While the services offered by IMS are in many ways unique in their scope and completeness, there is competition in many countries in which it operates from other market research firms, direct mail information service firms, as well as the in-house capabilities of its customers. Competition has generally arisen on a country-by-country basis, but one company now provides information services to the pharmaceutical industry in a number of countries. However, no competitor has the global presence nor offers the range of services that IMS is able to deliver.

A. C. Nielsen

         A. C. Nielsen (ACN) is the worldwide leader in the marketing research industry. Offering a full range of services to customers in 88 countries around the globe, ACN provides its customers with marketing information, applications and analysis for understanding and making critical decisions about their products and their markets. Given ACN's geographic reach and comprehensive scope of services, ACN is in a unique position within the industry to help its customers succeed within a global marketplace. Today, more than three quarters of ACN's revenues are generated outside the United States.

         ACN holds a global leadership position across a wide spectrum of research services. These services include: ACN's Retail Measurement Services, Worldwide Consumer Panel, Marketing and Sales Applications, Merchandising Services, Customized Research Services, Modeling and Analytic Services, Retailer Services and Information Delivery Services. Internationally, ACN also offers a range of Media Services to its clients.

         ACN's Retail Measurement Service, the cornerstone of the ACN portfolio of products, remains the industry standard in delivering quality data to customers on product movement and related causal information in six continents. Introduced in 1933, ACN's original Food and Drug Indices soon became the industry measurement tool for understanding the dynamics of product sales. Over the years, technology has dramatically improved ACN's ability to collect and analyze information from retailers and consumers. The availability of scanning technology in retail outlets around the world has broadened both the scope and capabilities of ACN's original retail indices. ACN Retail Measurement Services are available in over 65 countries.

         With its worldwide network of research services, ACN also assists retailers and manufacturers in better understanding, differences in consumer behavior on a market-by-market basis. ACN's Worldwide Consumer Panel is the largest in the world and is continuing to expand globally. In 1995, three new countries were added to the panel (Canada, South Africa and France), bringing the total number of countries in which there are ACN Consumer Panels to 15.

         Through ACN's information delivery services, ACN customers can retrieve data and analyze information on their business. Available in major languages around the world, ACN's INF*ACT workstation is a Windows-based platform for data retrieval and analysis. Used by over 1,800 companies, with 20,000+ installations worldwide, ACN's workstations provide a foundation for a variety of advanced analytical applications. Spotlight is an expert system that enables users to access ACN's databases and find the most important facts related to volume and share changes for a brand. SPACEMAN offers a family of space management products that provide a hierarchy of integrated solutions for analyzing merchandising variables and producing automated "planograms". Now in over 20 countries, SPACEMAN is available in 10 languages and is used by over 10,000 manufacturers and retailers, representing 2,000 different companies.

          ACN also offers customized research services internationally across a wide range of industries, particularly in ACN's Asia/Pacific region. Strategic alliances with other research firms such as Millward Brown in Asia/Pacific have further increased the breadth of ACN's customized research capabilities.

         ACN's products and services are subject to direct and indirect competition from rival marketing research, information services and analytic consulting firms, as well as the in-house operations of a number of large manufacturers and publishers. There are five major competitors worldwide, but none has the global depth and breadth of coverage that ACN provides.

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

         In 1995, advertisers spent approximately $35.8 billion on television advertising, including $2.6 billion on cable television advertising, according to McCann-Erickson Worldwide, to bring a variety of programs and advertising messages to approximately 95.9 million U.S. television households. These data underscore the need for television stations, networks, advertisers, advertising agencies and others to obtain reports on how many households and types of people are reached by such programming.

         Nielsen Media measures television audiences and reports data through six services: Nielsen Television Index, Nielsen Syndication Services, Nielsen Homevideo Index, Nielsen Station Index, Nielsen Hispanic Television Index and Nielsen Hispanic Station Index. Nielsen Television Index provides daily audience measurement and demographic estimates for all national broadcast network-television programs through the use of the Nielsen People Meter. Nielsen Syndication Services provides reports and services on both the local and national levels to the program syndication segment of the television industry. Nielsen Homevideo Index provides viewing measurement of cable, pay cable and other newer television technologies. Nielsen Station Index provides television audience measurement information in over 200 local markets and daily information in 33 markets through set meters in the U.S. Nielsen Hispanic Television Index provides viewing measurement of national Hispanic audiences, while Nielsen Hispanic Station Index provides viewing measurement of local Hispanic audiences.

         Nielsen Media has maintained a strong leadership position in relation to its competitors. Arbitron, a former competitor, discontinued its syndicated broadcast and cable television ratings service as of December 31, 1993. A television ratings project funded by the Committee on Nationwide Television Audience Measurement (CONTAM) and designed and operated by Statistical Research, Inc. (SRI), is developing a national television ratings laboratory. Installation of a test sample has begun in Philadelphia, PA for completion in 1996. This sample will be used to produce test data in 1996. Recently, the NBC Television Network asked SRI for a business plan for the creation of a national measurement system that could provide an alternative to the Nielsen service.
This project could give rise to a national competitor in the next few years.

         On the local level, ADCOM, an emerging competitor, has announced plans to offer individual cable system measurement. A coalition of station owners may issue a "request for proposal" for a new local ratings service that would potentially compete with the Nielsen Station Index. Arbitron continues to develop its passive people meter technology and could use this to re-enter the television audience measurement business. Indirectly, on both a national and local basis, competition stems from other marketing research services offering product movement and television audience data and services.

         During 1995, Nielsen Media again expanded its local market television services and continued to invest to enhance product value, technical competencies and data quality. Significant investments are being made to transition the company from its present mainframe-based systems to a new flexible client/server architecture for data collection, processing and delivery. In addition, Nielsen Media is developing a new metering system to enable measurement of program viewing in the emerging digital television environment. The United States Patent and Trademark Office has awarded Nielsen Media a patent on this metering approach. This new system will use codes, which are imperceptible to the viewer, inserted in the active audio and/or video portions of programs and commercials. These codes will be detected by metering equipment installed in the sample households. This system will allow Media to identify the program or commercial regardless of the delivery method to the home and simplify the process of installing meters in sample households.

         Nielsen Media's Monitor Plus Service provides commercial occurrence data and expenditure estimates. Customers use the data to determine competitive advertising trends within markets of interest. Monitor Plus currently provides service in 50 markets versus the 75 markets covered by its competitor and market leader, Competitive Media Reporting. Monitor Plus plans to expand its operations to cover 75 markets and to deploy a new digital data collection and processing technology.

         During 1995, Nielsen Media entered into a strategic relationship with Internet Profiles Corporation (I/PRO). D&B Enterprises and Nielsen Media have together taken a substantial minority position in the company. Under the terms of the agreement, Nielsen Media and I/PRO will jointly market and brand two I/PRO products: I/COUNT (monitors Web site usage) and I/AUDIT (audits and verifies audience usage and characteristics). Also under the agreement, additional products may be jointly developed and marketed.



         Nielsen and IMS are subject to the usual risks inherent in carrying on business in certain countries outside the U.S., including currency fluctuations, possible nationalization, expropriation, price controls or other restrictive government actions. Management believes that the risk of nationalization or expropriation is reduced because its basic service is the delivery of information, rather than the production of products which require manufacturing facilities or the use of natural resources.


                               RISK MANAGEMENT AND
                     BUSINESS MARKETING INFORMATION SERVICES

Dun & Bradstreet Information Services

         Dun & Bradstreet Information Services (DBIS) is the world's largest supplier of business, commercial-credit and business-marketing information services, with operations in 37 countries and a worldwide database covering more than 40 million businesses. DBIS also provides receivables management services worldwide and credit insurance in the U.S. and Canada. DBIS is organized into three regions: United States, Europe/Middle East/Africa and Asia-Pacific, Canada, Latin America.

         Dun & Bradstreet Information Services U.S.

         Dun & Bradstreet Information Services, U.S. provides business information, marketing information, receivable management and credit insurance services through Credit and Marketing Information Services, Receivable Management Services and American Credit Indemnity Company which are described below:

         Credit Information

         Credit Information provides its customers with access to a database on more than 10 million U.S. businesses. Its core products include the Business Information Report, Payment Analysis Report, Credit Scoring and reference services. Value-added solutions are provided through Specialized Industry
Services, Predictive Scoring Services, Industry and Financial Consulting Services, Business Development Services, Analytical Services and Monitoring Services. Customers can order and receive information in a variety of ways, including mail, phone, fax, from personal computers and through a variety of customized high-volume connections between Dun & Bradstreet and customer computer systems.

         Credit Information licenses its data to customers. It also distributes its information via a number of other firms, including leading vendors of on-line services.

         Customers of Credit Information (approximately 64,000 subscription customers and over 175,000 non-subscription customers in the U.S.) use this information in making decisions to extend commercial credit, approve loans and leases, underwrite insurance, evaluate vendors, and make other financial and risk assessment decisions. Credit Information's largest customers are major manufacturers and wholesalers, insurance companies, banks and other credit and financial institutions.

         The Business Information Report contains commercial credit information on specific businesses. This report includes the D&B Rating and the PAYDEX score, a dollar-weighted numerical score of the company's payment performance. Both the D&B Rating and the PAYDEX score are based on information in the Dun & Bradstreet database.

The Business Information Report also includes summary information and detailed payment data, as well as financial, banking, public filing, historical and operational data. The Dun & Bradstreet Reference Book of American Business contains listings on approximately 3 million businesses in the United States and Puerto Rico. This book also contains the D&B Rating, which reflects the credit and financial strength of a business. The Payment Analysis Report provides information on a company's payment record and includes the current PAYDEX score, the 90-day PAYDEX score, historical trends and industry comparisons. Predictive Scoring Services combine advanced statistical modeling with Dun & Bradstreet's database to help customers automate their risk management processes. D&B Express and other mass market services provide non-subscription customers who have an occasional need for business information with data on a specific company. Credit Information also markets other specialized reports and business information.

         Credit Information is the leading commercial credit reporting agency in the United States. However, it faces competition both from in-house operations of the businesses it seeks as customers and from other general and specialized credit reporting and other information services. It believes the principal methods of competition to be based on information quality, availability, service and price.

         Receivable Management Services

         Receivable Management Services (RMS) provides its customers with a full range of accounts receivable management services, including third party collection of accounts, letter demand services and receivable outsourcing programs. These services substitute and/or enhance the customer's own internal management of accounts receivable.

         RMS collects delinquent receivables primarily from commercial establishments on behalf of more than 35,000 customers, including commercial and insurance enterprises and government agencies. Collection services are provided throughout the U.S. with charges generally contingent upon collection. RMS also provides receivable outsourcing programs, letter demand services and customer training programs on a fixed-fee or subscription basis.

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

         In 1995, RMS began offering sales franchises in twenty-six states. These franchises are located in states with less concentrated markets and will focus on selling, while RMS continues to be responsible for all product fulfillment.

         RMS is considered to be the leader in the commercial collection industry in the United States. RMS faces competition from numerous other commercial collection agencies, attorneys who receive claims directly from clients and companies that conduct commercial collections in-house. In addition, RMS now faces competition from the expansion of large consumer agencies into the commercial marketplace.

         Marketing Information Services

         Marketing Information Services provides marketing information for business-to-business and educational marketers. The Marketing Information Services provides comprehensive information and related services used to plan, execute and evaluate the results of marketing programs; model, target and reach prospects; and track sales activities. This information is derived from a proprietary database covering more than 40 million businesses in over 200 countries. Information is delivered in print, on diskette, magnetic tape, CD-ROM and on-line formats. Additionally, Marketing Information Services offers a line of Database Marketing products providing solutions for marketing professionals by organizing various databases into an "information warehouse." The development of such a "warehouse" leads to useful market penetration, market segmentation, territory alignment, and demand estimation analyses as well as the identification of the best prospective customers. Database Marketing products are available in both a PC desktop version and on a larger computing platform.

         Market Data Retrieval offers services that help businesses sell to the education market. The products provided include information about course offerings, facilities, teachers and administrators in primary and secondary schools, school districts, preschools, libraries, colleges and universities.

         Marketing Information Services,  while a market leader in its industry,
faces  competition  from  other  data  providers  in  competitive   distribution
channels, delivery formats and data quality enhancements.

         American Credit Indemnity Company

         American Credit Indemnity Company (ACI) insures manufacturers, wholesalers and other businesses against excessive credit losses from commercial accounts. ACI also provides credit-risk management services for business credit-insurance policyholders. ACI's services are offered through its own dedicated agency force with offices throughout the U.S. and Canada. The Company has announced that it plans to divest ACI during 1996.

         ACI's policy terms are generally for twelve months. Coverage with respect to a particular credit risk being insured can be canceled at any time by ACI as to future shipments, upon notice to the policyholder.

         A business credit insurance specialist since 1893, ACI enjoys a substantial market position with regard to credit insurance policies which are issued in the U.S. and Canada. Competition arises from other providers of business-credit insurance, from companies choosing to self-insure their credit risks and from providers of other financial services such as factoring. At the same time, however, the potential market for credit insurance is not deeply penetrated by ACI or other credit insurers.


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

         DBIS  Europe  and DBIS  Asia-Pacific,  Canada,  Latin  America  provide substantially the same business information, marketing information and receivable management services outside the United States as those provided by Dun & Bradstreet Information Services, U.S. The Business Information Report contains background and financial information on businesses located throughout the world obtained from D&B offices in the 37 countries where there are full operations and from Dun & Bradstreet correspondents in over 200 other countries. DBIS Europe and Asia-Pacific, Canada, Latin America's other major products or services include analytical tools to help the customer make better business decisions, local and international credit-reference publications, marketing publications, marketing information systems, consumer-credit information, as well as receivable-management services. Customers can receive information through a direct link to the computer, in printed form, by fax, on CD-ROM or through third parties.

         During 1995, DBIS Europe continued to invest in data systems. New products were introduced in France, Italy and Belgium during the year. Also, in late 1995 a new range of cross-border products was rolled-out to the European market. DBIS Europe also continued investing heavily in a new technology platform, which will result in enhanced product/service flexibility as well as opportunities to streamline operations.

         In 1995, Dun & Bradstreet Japan (D&B Japan) and Japan's second largest credit information provider, Tokyo Shoko Research, Ltd. (TSR), formed a marketing, technology and database alliance. The alliance results in the utilization of TSR's capabilities and resources in the Japan market and D&B Japan's resources as a global information provider.

         DBIS Europe and DBIS Asia-Pacific, Canada, Latin America's operations are subject to the usual risks inherent in carrying on business in certain countries outside of the U.S., including currency fluctuations, possible nationalization, expropriation, price controls, changes in the availability of data from public sector sources, limits on providing information across borders or other restrictive government action. Management believes that the risk of nationalization or expropriation is reduced because its basic service is the delivery of information, rather than the production of products that require manufacturing facilities or the use of natural resources.

         DBIS Europe and DBIS Asia-Pacific, Canada, Latin America face competition from banks, consumer information companies, application software developers, on-line content providers and in-house operations of businesses as well as direct competition from businesses providing similar services. DBIS Europe is believed to be the largest single supplier of credit information services in Europe. The competition is primarily local and there are no competitors offering a comparable range of global services or capabilities as DBIS Europe.
                                       6

Moody's Investors Service, Inc.

         Moody's Investors Service, Inc. (Moody's) assigns ratings to fixed income securities and publishes a wide variety of business and financial information. Moody's business extends to over 60 countries and its customers include corporations, stockbrokers, governments, municipalities, banks, libraries, institutions and individuals.

         Moody's assigns ratings to various corporate and governmental obligations, Eurosecurities, structured finance transactions and commercial paper issuers, for which it charges most issuers a fee. At the end of 1995, Moody's had outstanding ratings on approximately 55,500 corporate and 54,000 municipal obligations. Corporate, municipal and government ratings are disseminated to the public through a variety of electronic and print media. A detailed description both of the issue which is rated and of the issuer, along with a summary of the rating rationale for the assignment of the specific rating, also appears in various Moody's publications.

         In  addition  to  revenues  derived  from  ratings,   Moody's  provides
comprehensive historical and current business, financial, investment and marketing information on over 38,000 major U.S. and non-U.S. entities and on over 24,000 municipalities and governments and their securities. This information is available in eight Manuals and on CD-ROM, tapes and other electronic formats. The Manuals are published annually and are supplemented by news reports issued on a weekly basis. Moody's also publishes a variety of investment guides.

         Moody's international operations have continued to grow due to the expansion of international debt markets in recent years. Moody's maintains offices in ten countries outside of the U.S. Moody's non-U.S. operations are subject to the usual risks inherent in carrying on business in countries outside the U.S., including currency fluctuations, possible nationalization, expropriation, price controls and/or other restrictive government actions. Management believes that the risks of nationalization or expropriation are negligible. Moody's business is not solely dependent on non-U.S. office operations as these offices are supported by the intensive travel schedule of an internationally-focused staff.

         As one of the two largest ratings agencies in the world, Moody's provides opinions on debt instruments and other obligations of both U.S. and non-U.S. issuers. Internationally, a large number of national and international ratings agencies have been created over the last several years as the value of the ratings process has become better understood and utilized abroad. However, Moody's believes that its long-standing reputation for integrity and high-quality analysis and its pre-eminent position in the marketplace leaves it well positioned to take advantage of the growth in ratable debt. Moody's publishing business is a viable competitor in the large and highly-segmented print market for financial information. Moody's intends to maintain its well-established reputation in the financial information market through enhancements of its databases and by further expansion into the electronic market for financial information. Moody's is registered as an investment adviser under the Investment Advisers Act of 1940 and the laws of a number of states.


                                SOFTWARE SERVICES

Dun & Bradstreet Software Services, Inc.

         Dun & Bradstreet Software Services, Inc. (D&B Software) is a worldwide leader in the marketplace for client/server and mainframe packaged application software for financial, human resource, and manufacturing and distribution business functions, as well as advanced decision support software. The Company has announced that it plans to divest D&B Software during 1996.

         D&B Software products are installed throughout the world on a wide range of computer hardware platforms, including Data General, Digital Equipment Corporation, Compaq, Fujitsu, Hewlett-Packard, IBM, ICL and Sun. D&B Software's products consist of an extensive line of applications software packages for business management as well as related implementation and education services. In addition, D&B Software provides application tools which enable users to customize their own applications, link mainframe and microcomputers and perform sophisticated report writing.


         Revenues are derived primarily from sales of perpetual non-exclusive licenses to use D&B Software's products, annual maintenance fees for such products, customer education and consulting services related to implementation of license products. Most of the license and services revenue is generated by a direct sales force. Maintenance fees and professional services currently comprise approximately 57% and 19% of D&B Software's revenues, respectively. Approximately 30% of total revenue is generated from operations outside of the U.S.

         D&B Software continued to broaden and enhance its client/server product line during 1995. Revenues related to client/server applications now exceed $100 million. SmartStream for the Distributed Enterprise (SmartStream DE), the first client/server business application suite built on a fully distributed architecture, was released in November. The SmartStream DE release includes numerous enhancements to existing products such as SmartStream Builder, SmartStream Manufacturing/Distribution, SmartStream Financials, SmartStream Human Resources and SmartStream Decision Support. SmartStream DE distributes data, workflow and business processes throughout the enterprise, allowing companies to blend centralized control with local autonomy, dynamically change business processes, and broaden decision-making authority. SmartStream is now available in eight languages, and multiple platforms and operating systems.

         D&B Software has strategic alliances with Powersoft, Sybase, Microsoft and Cognos and incorporates software developed by partners in the SmartStream product suite. D&B Software also has alliances with hardware vendors such as Hewlett Packard, IBM, Sun, Digital Equipment Corporation, Compaq and Data General. D&B Software incurs significant costs in enhancing its existing product line as well as developing new client/server applications. As the company continues to invest in client/server solutions, D&B Software faces continuing risks including the ability to build new client/server products, migrate customers to new applications and manage changes in capabilities required to install and support new products.

         D&B Software faces numerous existing as well as potential competitors. Most competitors operate as niche players in particular segments of the marketplace. However, SAP, Oracle and PeopleSoft are often encountered in competitive situations. As in the past, D&B Software anticipates that the field of competitors will continue to change, resulting from technological changes and shifts in customer needs. The management of D&B Software believes the quality of software and related customer support are important competitive factors in this industry.


Pilot Software, Inc.

         Pilot Software, Inc. (Pilot) is a leading global provider of client/server decision support solutions for medium and large-scale enterprises. Its products include powerful visualization and modeling tools that can be used by analysts, managers and executives to easily access internal and external data and provide the business insights needed to create sustainable competitive advantage.



         The company's flagship product, LightShip, is a scaleable on-line analytical processing (OLAP) environment. It is a comprehensive environment that includes visual desktop analysis tools, pre-built analysis libraries, scaleable multidimensional servers and design tools. LightShip's library of pre-built visual analysis tools allow users to quickly implement solutions that can be easily customized and extended. Its multidimensional server provides unique time-based business analysis capabilities. LightShip's open architecture allows it to seamlessly interface with other components of a corporate information technology (IT) environment including desktop productivity tools, query and reporting tools and client/server development tools.

         Pilot faces several competitors. However, Pilot's software solutions offer distinct advantages in terms of data access and analysis. The power of Pilot's solutions lies in the software's ability to allow organizations to quickly identify key trends, problems and opportunities so they can take effective action. These advantages enable executives, managers and analysts to effectively access and understand the vast amount of information trapped in their operational systems.

         Pilot has a strong international presence, with offices throughout North and South America, Europe and the Pacific Rim. Pilot has a multi-channel distribution strategy including software developers, value-added resellers and consulting organizations. Pilot is working closely with several other Dun & Bradstreet companies including DBIS, IMS and Nielsen to deliver additional data access and analysis tools that compliment their existing products. Pilot and its partners offer a full range of technical support, training and consulting services around the world.

         Revenues are derived primarily from sales of licenses to use Pilot's products, annual renewal fees and consulting and training services related to implementation of the products. More than 50% of total revenue is generated from operations outside of the U.S. Pilot's non-U.S. operations are subject to the usual risks inherent in carrying on business in certain countries outside of the U.S., including currency fluctuations, possible nationalization, expropriation, price controls or other restrictive government actions. Management believes that the risk of nationalization or expropriation is reduced because its products are software and services, rather than the production of products which require manufacturing facilities or the use of natural resources.

Erisco, Inc.

         Erisco, Inc. (Erisco) develops and markets proprietary software applications and services used primarily in the administration of health care benefits and the support of managed care services. Its primary markets include managed care organizations, insurance carriers, third-party administrators and self-administered corporations. Erisco has successfully completed the development of the core applications for its newest product, Facets, which is a managed care information system built using client/server technology. The target market for Facets is managed care companies such as Health Maintenance or Preferred Provider Organizations. This highly advanced state-of-the-art system is unique in the marketplace as it combines the latest technology with advanced managed care business functionality. Erisco faces competition from a variety of software vendors in both the traditional indemnity, as well as the new managed care markets. The continued trend of expanding growth in managed care membership and the acceptance of enterprise-wide client/server system architecture positions Facets well in the marketplace.


                         DIRECTORY INFORMATION SERVICES

The Reuben H. Donnelley Corporation

         The Reuben H. Donnelley Corporation (RHD) compiles, publishes or serves as sales and marketing representative of Yellow Pages and other directories for 17 telephone company clients throughout the U.S. RHD provides these services for more than 400 directories in 19 states and the District of Columbia, and is one of the largest marketers of Yellow Pages in the U.S. RHD serves the Yellow Pages marketing needs of over 600,000 business and service organizations who purchase Yellow Pages advertising space in the U.S.

         Products include consumer and business-to-business Yellow Pages, neighborhood directories, bilingual directories and street address directories. RHD Yellow Pages product and marketing enhancements include English and Spanish Talking Yellow Pages, Yellow Pages Television, Touch Four, AutoIntelligence, audiotex, expanded Community Action Pages and Restaurant Menu Advertising Units.

         RHD acts in different capacities, depending upon specific contracts and markets. These capacities include sales agent, partner, proprietary publisher and publisher and/or compiler.

         Proprietary Operations publishes proprietary Yellow Pages directories in Delaware, Maryland, New Jersey, Pennsylvania, Virginia, the District of Columbia and southern California. The unit also participates in the management of directory activity of RHD's C-Don partnership with Commonwealth Telephone Company to serve customers in northeastern Pennsylvania, and the directory activity of three joint venture agreements between RHD and North Pittsburgh Telephone Company, Conestoga Telephone and Telegraph, and Denver and Ephrata Telephone and Telegraph Company in Pennsylvania. RHD also has an agreement with Centennial Media Corporation to publish directories in Denver and Boulder, Colorado.

         NYNEX Operations manages the Directory Services Agreement with NYNEX Information Resources Company for customers in New York.

         Cincinnati Operations manages the Directory Services Agreement with Cincinnati Bell for customers in Ohio and northern Kentucky.

         Sprint Operations manages the CenDon partnership agreement and contracts with several of Sprint's operating subsidiaries to publish, manufacture and distribute classified telephone directories in Florida, Illinois, Nevada, North Carolina and Virginia. In addition, Sprint Operations manages the Directory Services Agreement with Sprint Publishing and Advertising to serve customers and advertisers in central Florida markets.

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



                             OTHER BUSINESS SERVICES

Gartner Group, Inc.

         Gartner Group, Inc. (Gartner Group) is the leading independent provider of research and analysis of the computer hardware, software, communications and related technology industries (collectively, the information technology or IT industry). Gartner Group's core business is researching and analyzing significant IT industry developments, packaging such analyses into annually renewable subscription-based products and distributing such products through print and electronic media. Gartner Group's product offerings collectively provide comprehensive coverage of the information technology industry.

         Gartner Group's principal products are called continuous services which, on an ongoing basis, highlight industry developments, review new products and technologies and analyze industry trends within a particular technology or market sector. Gartner Group currently offers 50 principal continuous services products. Each service is supported by a team of research staff members with substantial experience in the covered segment or topic of the IT industry. Gartner Group's staff researches and prepares the published analyses, responds to telephone inquiries from client companies, and holds conferences and executive briefings.

         Late in 1995, Gartner Group acquired Dataquest, formerly a unit of The Dun & Bradstreet Corporation. Dataquest is a leading provider of information technology, market research and consulting for the IT vendor, manufacturer and financial communities which complements the Gartner Group end-user focus.

         Gartner Group has made a substantial investment in recent years in the expansion of its distribution network and increased its direct sales force in the United States from a total of 26 sales people at the start of fiscal year 1990 to 205 sales people as of September 30, 1995. In the Europe/Middle East/Africa region, Gartner Group has 20 sales offices, including 9 independent distributors. In the Asia/Pacific Rim, Gartner Group has 12 sales offices, including 8 distributors. In the Americas region, in addition to the United States sales offices, Gartner Group has sales relationships with 6 independent distributors.

         Gartner Group experiences competition in the market for information products and services from other independent providers of similar services as well as the internal marketing and planning organizations of their clients. Gartner Group also competes indirectly against other information providers, including electronic and print media companies and consulting firms. Gartner Group's indirect competitors, many of whom have substantially greater financial, information gathering and marketing resources than Gartner Group, could choose to compete directly against Gartner Group in the future. In addition, although Gartner Group believes that it has established a significant market presence, there are few barriers to entry into their market, and new competitors could readily seek to compete against them in one or more market segments addressed by Gartner Group's continuous service products. Increased competition, direct and indirect, could adversely affect Gartner Group's operating results through pricing pressure and loss of market share.

         As of September 30, 1995, there were approximately 5,500 client organizations which subscribe to Gartner Group's continuous services products. In addition, Gartner Group had approximately 19,200 client interfaces, defined as an individual IT professional at a company who receives directly from Gartner Group all printed and electronic materials relating to a particular continuous service. No single client organization accounted for over two percent of continuous service revenues as of September 30, 1995.

NCH Promotional Services

         NCH Promotional Services (NCH) is a worldwide supplier of coupon processing and promotion information management. NCH provides a range of promotional services including processing of coupons and coupon-related administration, research and analytical services for manufacturers and retailers both domestically and internationally. Internationally, NCH also provides a promotion service for manufacturer coupon-and-cash-refund programs. NCH derives approximately 60% of its revenues from U.S.
operations.

         Coupons are distributed throughout the U.S. in various forms of print media, in and on packages, in stores and through direct mail. Using laser scanning technology, NCH's SmartScan service processes coupons for retailers. Retailers consolidate and ship all of their coupons, regardless of type or issuing manufacturer, to NCH where their coupons will be scanned, counted, valued, sorted and billed to the appropriate manufacturers. Various coupon activity reports are also supplied. Retailers then receive reimbursement from NCH in a single check. This service provides retailers and manufacturers with a convenient, economical means of handling coupon redemption.

         NCH provides services for manufacturers in three key areas: coupon processing, financial management and reporting and promotion analysis. Process 2000 is NCH's coupon processing system which validates coupon claims, performs misredemption analysis and provides timely payment to retailers. A wide range of customized marketing reports are available in various data formats including hardcopy, on-line access via the LauNCH product, EDI transmissions and diskette.

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

         NCH is believed to be the world's largest coupon processor and promotion-information supplier. Competition includes numerous rival coupon clearing houses, billing services, manufacturer redemption agents and manufacturers who handle their own redemption services. NCH's competition in the retailer service business focus primarily on price. The manufacturer service business competes on a combination of price and value-added services such as advanced redemption analysis, consistent and timely payments to retailers and misredemption control. NCH is a recognized leader in the coupon industry.

Dun & Bradstreet Pension Services, Inc.

         Dun & Bradstreet Pension Services, Inc. provides pension administration and benefit consulting for small to medium-sized businesses throughout the U.S. The market for pension administration services is fragmented among many competitors, none of which has a significant share of the market.

D&B Enterprises, Inc.

         D&B Enterprises, Inc., (to be known in the future as Cognizant Enterprises) invests in emerging and established businesses in the information industry. It invests as a limited partner in Information Partners Capital Fund and Information Associates, venture capital limited partnerships, as well as through direct investments.


                                 RESOURCE GROUP

Shared Transaction Services

         Shared Transaction Services (STS) began operations in 1994 as an internal-services business that leads the ongoing "reengineering" of business processes across internal divisions in the functions of accounting, purchasing, payroll, employee benefits and related areas, and operates shared-services centers to process transactions for many of these functions. These STS Centers provide centralized services formerly supplied within each Dun & Bradstreet division but at lower cost with higher levels of service.

         STS now operates in North America and Europe with operational STS Centers established in the United States, Canada, France, Germany, Italy and the U.K. These Centers process internal transactions according to standard and/or reengineered processes, both manual and electronic. In several instances, STS manages the contractual performance of outside vendors to supply transactional services to Dun & Bradstreet divisions and employees.

Dun & Bradstreet Data Services

         Dun & Bradstreet Data Services (Data Services) is an organization that provides information processing services for the majority of the Company's North American and European business units. The primary service provided is mainframe processing. Data Services also performs selective distributed processing, telecommunications, printing and PC/LAN support. The objectives of Data Services are to reduce expenses and improve operations through the integration of individual data centers into regional data centers and to leverage economies of scale in purchasing the collective capacity requirements of all divisions. During 1995, Data Services successfully integrated individual data centers into five data centers; three in the United States and two in Europe.

         The names of the Company's products are trademarks or registered trademarks of The Dun & Bradstreet Corporation or one of its subsidiaries.
                                       11

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

         The operations of this segment are also conducted from fifty-seven leased offices located throughout the U.S. and 142 non-U.S. locations.

Risk Management and Business Marketing Information Services

         Owned properties located within the U.S. include two office buildings in Berkeley Heights, New Jersey and one each in Murray Hill and Parsippany, New Jersey and New York, New York.

         Owned properties located outside the U.S. are located in Melbourne, Australia; Curitiba, Brazil; Santiago, Chile; Mexico City, Mexico; Caracas, Venezuela; High Wycombe, England; Lyons, France; Ebeltoft, Denmark; and seven properties within Italy. The operations of this segment are also conducted from ninety-three leased offices located throughout the U.S. and 105 non-U.S. office locations.

Software Services

         Operations are conducted from forty-seven leased offices located throughout the U.S. and twenty-six non-U.S. office locations.

Directory Information Services

         Owned property located within the U.S. consists of an office building in Terre Haute, Indiana. Operations are also conducted from thirty-five leased office locations throughout the U.S.

Other Business Services

         Owned property located within the U.S. consists of an office building in Clinton, Iowa.

         Owned properties located outside the U.S. include five properties in Mexico and one facility each in Saint John, N.B., Canada and Corby, England.

         The operations of this segment are also conducted from thirty-four leased offices located throughout the U.S. and twenty-five non-U.S. office locations.

Resource Group and Corporate

         Owned properties within the U.S. include two buildings in Wilton, Connecticut. Operations are also conducted from six leased office locations throughout the U.S.

ITEM 3. LEGAL PROCEEDINGS

         The Company and its subsidiaries are involved in legal proceedings and litigation arising in the ordinary course of business. In the opinion of management, the outcome of all current proceedings, claims and litigation could have a material effect on quarterly or annual operating results when resolved in a future period. However, in the opinion of management, these matters will not materially affect the Company's consolidated financial position.

         Additionally, reference is made to the settlement of the Shareowners Class Action described in Note 6, Litigation, in the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995 ("Third Quarter 10-Q"). On January 12, 1996, the United States District Court for the Southern District of New York (the "Court") ordered payment of the settlement amount to class plaintiffs whose claims were allowed in the settlement.

         Reference is also made to the settlement of the Towers Class Action involving the Company's 95%-owned subsidiary American Credit Indemnity Company ("ACI") described in Note 6, Litigation, in the Company's Third Quarter 10-Q. On December 18, 1995, the Court granted its final approval to the settlement, dismissed all claims against ACI, and directed the parties to implement the settlement, which included payment of the settlement amount to class plaintiffs whose claims were allowed in the settlement.

         In each of the foregoing settlements, the amount of the settlement did not materially affect the Company's 1995 earnings.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.


EXECUTIVE OFFICERS OF THE REGISTRANT*

        Officers are elected by the Board of Directors to hold office until their respective successors are chosen and qualified.

        Listed below are the executive officers of the registrant at March 1, 1996 and brief summaries of their business experience during the past five years.

        Name                                         Title                                    Age

Robert E. Weissman                       Chairman and Chief Executive Officer**                55
William G. Jacobi                        Executive Vice President                              52
Robert J Lievense                        Executive Vice President                              50
Dennis G. Sisco                          Executive Vice President                              49
Volney Taylor                            Executive Vice President**                            56
Nicholas L. Trivisonno                   Executive Vice President-Finance                      48
                                                   and Chief Financial Officer
Michael F. Brewer                        Senior Vice President-Communications
                                                  & Government Affairs                         52
Michael P. Connors                       Senior Vice President and Chief Human
                                                         Resources Officer                     40
Earl H. Doppelt                          Senior Vice President and General Counsel             42
Victoria R. Fash                         Senior Vice President-Business Strategy               44
Frank R. Noonan                          Senior Vice President                                 53
Thomas W. Young                          Senior Vice President and Controller                  57



    *Set forth as a separate item pursuant to Items 401(b) and (e) of Regulation S-K.

  **Member of the Board of Directors.

        Mr. Weissman was elected Chairman and Chief Executive Officer of Dun & Bradstreet, effective April 1, 1995; he had been elected President and Chief Executive Officer of Dun & Bradstreet, effective January 1, 1994, and President and Chief Operating Officer, effective January 1, 1985.

        Mr. Jacobi was elected Executive Vice President of Dun & Bradstreet, effective February 20, 1995. He also serves as Chairman of I.M.S. International, Inc., effective February 20, 1995. He had been elected Senior Vice President of Dun & Bradstreet, effective July 21, 1993. Prior thereto, he had served as President & Chief Operating Officer of Nielsen Media Research (January 1, 1991) and as Executive Vice President of Nielsen Media Research (March 1, 1989).

        Mr. Lievense was elected Executive Vice President of Dun & Bradstreet, effective February 20, 1995. He had been elected Senior Vice President of Dun & Bradstreet, effective July 21, 1993. He also serves as President and Chief Operating Officer of A. C. Nielsen Company, effective January 10, 1996. Previously he had served as Chairman and Chief Executive Officer of A. C. Nielsen Company (February 20, 1995), Chairman of The Reuben H. Donnelley Corporation (July 26, 1993), Chairman of Dataquest Incorporated
(September 1, 1991), President of NCH Promotional Services, Inc. (July 27,
1990) and President of the Nielsen Clearing House Division of A. C. Nielsen Company (June 25, 1989).

        Mr. Sisco was elected Executive Vice President of Dun & Bradstreet, effective February 20, 1995. He had been elected Senior Vice President of Dun & Bradstreet, effective July 21, 1993. He also serves as President of D&B Enterprises, Inc., to which office he was elected, effective December 18, 1988, and as Chairman of Pilot Software, Inc., to which office he was elected October 27, 1994. He had also served through November 20, 1995 as Chairman of Dataquest Incorporated, to which office he was elected, effective July 26, 1993.

                                       14










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

        Mr. Trivisonno was elected Executive Vice President-Finance and Chief Financial Officer of Dun & Bradstreet, effective September 20, 1995. He also serves as Chairman and Chief Executive Officer of A. C. Nielsen Company, effective January 10, 1996. Prior thereto, he had served with GTE Corporation through July 1995 as Executive Vice President-Strategic Planning and Group President (October 1993), as Senior Vice President-Finance (January 1989) and as Corporate Vice President and Controller (November 1988). He also served as a director of GTE Corporation and as a member of the Office of the Chairman from October 1993 through July 1995.

        Mr. Brewer was elected Senior Vice President-Communications & Government Affairs of Dun & Bradstreet, effective March 15, 1993; he had been elected Vice President-Government Affairs, effective January 1, 1987.

        Mr. Connors was elected Senior Vice President and Chief Human Resources Officer of Dun & Bradstreet, effective March 27, 1995. Prior thereto, he had served as Senior Vice President of American Express Travel Related Services from September 1989.

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

        Ms. Fash was elected Senior Vice President-Business Strategy of Dun & Bradstreet, effective April 19, 1995; she had been elected Vice President-Business Operations Planning, effective May 18, 1994. Prior thereto, she had served as Assistant to the President of Dun & Bradstreet (September
1991) and as Assistant to the President of Dun & Bradstreet Software Services (formerly Management Science America, Inc.) (January 1991).

        Mr. Noonan was elected Senior Vice President of Dun & Bradstreet, effective February 20, 1995. He also serves as Chairman, President and Chief Executive Officer of The Reuben H. Donnelley Corporation, to which offices he was elected, effective August 7, 1991 (President), January 1, 1994 (Chief Executive Officer) and February 20, 1995 (Chairman). Previously he had served as Senior Vice President-Finance of the Business Information Group (January 1,
1991) and as Senior Vice President-Finance of the Financial Information Services Group (May 30, 1989).

        Mr. Young was elected Senior Vice President and Controller of Dun & Bradstreet, effective April 15, 1992; he had been elected Vice President and Controller, effective November 20, 1985.
                                       15







                                     PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
              MATTERS

         Information in response to this Item is set forth under Dividends and Common Stock Information in the "Financial Review" on Page 14 of the 1995 Annual Report, which information is incorporated herein by reference.

ITEM 6.    SELECTED FINANCIAL DATA

         Selected financial data required by this Item is incorporated herein by reference to the information relating to the years 1991 through 1995 set forth in the "Ten-Year Selected Financial Data" on Pages 34 and 35 of the 1995 Annual Report.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
             RESULTS OF OPERATIONS

         Information in response to this Item is set forth in the "Financial Review" on Pages 9 to 14 of the 1995 Annual Report, which information is incorporated herein by reference.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         See Index to Financial  Statements and Schedules  under Item 14 on Page
19.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
               FINANCIAL DISCLOSURE

         Not applicable.


                                    PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Information in response to this Item is incorporated herein by reference to the section entitled "Election of Directors" in the Company's proxy statement dated March 8, 1996 filed with the Securities and Exchange Commission, except that "Executive Officers of the Registrant" on Pages 14 to 15 of this report responds to Item 401(b) and (e) of Regulation S-K.

ITEM 11.   EXECUTIVE COMPENSATION

         Information in response to this Item is incorporated herein by reference to the section entitled "Compensation of Executive Officers and Directors" in the Company's proxy statement dated March 8, 1996 filed with the Securities and Exchange Commission.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Information in response to this Item is incorporated herein by reference to the section entitled "Security Ownership of Management and Others" in the Company's proxy statement dated March 8, 1996 filed with the Securities and Exchange Commission.
                                       16

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Information in response to this Item is incorporated herein by reference to the section entitled "Security Ownership of Management and Others" in the Company's proxy statement dated March 8, 1996 filed with the Securities and Exchange Commission.


                                     PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

              (a) List of documents filed as part of this report.
                      (1)  Financial Statements.
                           See Index to Financial Statements and Schedule on Page 19.
                      (2)  Financial Statement Schedule.
                           See Index to Financial Statements and Schedule on Page 19.
                      (3)  Other Financial Information.
                           Business Segments, 1995.
                           Ten Year Selected Financial Data.

                      (4)  Exhibits.
                           See Index to Exhibits on Pages 22 to 24, which indicates which Exhibits are management contracts or compensatory plans required to be filed as Exhibits. Only responsive information appearing on Pages 4 to 35 to Exhibit D is incorporated herein by reference, and no other information appearing in Exhibit D is or shall be deemed to be filed as part of this Form 10-K.

              (b) Reports on Form 8-K.
                      None.
                                       17

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE DUN & BRADSTREET CORPORATION
(Registrant)


By: ROBERT E. WEISSMAN
------------------------------------------
(Robert E. Weissman,
Chairman and Chief Executive Officer)

By: NICHOLAS L. TRIVISONNO
------------------------------------------
(Nicholas L. Trivisonno,
Executive Vice President - Finance
and Chief Financial Officer)

By: THOMAS W. YOUNG
------------------------------------------
(Thomas W. Young,
Senior Vice President and Controller)


Date: March 27, 1996

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.



       HALL ADAMS, JR.                                JAMES R. PETERSON
---------------------------------------- ---------------------------------------
   (Hall Adams, Jr., Director)                (James R. Peterson, Director)

       CLIFFORD L. ALEXANDER, JR.                     M. BERNARD PUCKETT
---------------------------------------- ---------------------------------------
(Clifford L. Alexander, Jr., Director)         (M. Bernard Puckett, Director)

       MARY JOHNSTON EVANS                            MICHAEL R. QUINLAN
---------------------------------------- ---------------------------------------
    (Mary Johnston Evans, Director)            (Michael R. Quinlan, Director)

       ROBERT J. LANIGAN                              VOLNEY TAYLOR
---------------------------------------- ---------------------------------------
(Robert J. Lanigan, Director)                (Volney Taylor, Director)

       VERNON R. LOUCKS JR.                           ROBERT E. WEISSMAN
---------------------------------------- ---------------------------------------
   (Vernon R. Loucks Jr., Director)            (Robert E. Weissman, Director)

       JOHN R. MEYER
----------------------------------------
   (John R. Meyer, Director)






Date: March 27, 1996

                   INDEX TO FINANCIAL STATEMENTS AND SCHEDULE

FINANCIAL STATEMENTS:

         The Company's consolidated financial statements, the notes thereto and the related report thereon of Coopers & Lybrand L.L.P., independent public accountants, for the years ended December 31, 1995, 1994 and 1993, appearing on Pages 15 to 35 of the accompanying 1995 Annual Report, are incorporated by reference into this Annual Report on Form 10-K (see below). The additional financial data indicated below should be read in conjunction with such consolidated financial statements.

                                                                Page
                                                --------------------------------
                                                 10-K              1995 Annual
                                                                    Report
                                           -----------------    ----------------
                                           -----------------    ----------------
 Report of Independent Public                    F-27                    15
 Accountants
 Statement of Management Responsibility
 for Financial                                   F-28                    15
 Statements
 As of December 31, 1995 and 1994:
 Consolidated Statement of Financial             F-30                    17
 Position
 For the years ended December 31, 1995, 1994 and 1993:
 Consolidated Statement of                       F-29                    16
 Income
 Consolidated Statement of Cash                  F-31                    18
 Flows
 Consolidated Statement of Shareholders'         F-32                    19
 Equity
 Notes to Consolidated Financial                 F-33 to F-56          20 to 33
 Statements
 Quarterly Financial Data (Unaudited) for the years ended
 December 31, 1995 and                           F-55                    33
 1994
 Management's Discussion and Analysis of Financial
 Condition and Results of Operations             F-6 to F-26           9 to 14
 Other financial information:
 Business Segments,                              F-1 to F-5            4 to 8
 1995
 Ten-year selected financial                     F-57                  34 to 35
 data


    SCHEDULE:
       Report of Independent Public              20                       15
           Accountants

       The Dun & Bradstreet Corporation and Subsidiaries:

       II-Valuation and Qualifying Accounts for
            the years ended December 31,
            1995, 1994 and 1993                   21                        -


         Schedules other than the one listed above are omitted as not required or inapplicable or because the required information is provided in the consolidated financial statements, including the notes thereto.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders and the Board of Directors of The Dun & Bradstreet Corporation:

Our report on the consolidated financial statements of The Dun & Bradstreet Corporation as of December 31, 1995 and 1994, and for the years ended December 31, 1995, 1994 and 1993, has been incorporated by reference in this Form 10-K from page 15 of the 1995 Annual Report of The Dun & Bradstreet Corporation. In connection with our audits of such financial statements, we have also audited the related financial statement schedule listed in the index on page 19 of this Form 10-K.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.




COOPERS & LYBRAND L.L.P.



Stamford, Connecticut
January 23, 1996



                                                                                                                SCHEDULE II


                THE DUN & BRADSTREET CORPORATION AND SUBSIDIARIES

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                for the years ended December 31, 1995, 1994, 1993
                                  (In millions)



------------------------------------------------------ ---------------- -- -------------- -- ---------------- - ---------------

                       COL. A                              COL. B             COL. C             COL. D             COL. E

------------------------------------------------------ ---------------- -- -------------- -- ---------------- - ---------------
------------------------------------------------------ ---------------- -- -------------- -- ---------------- - ---------------


                                                                             Additions
                                                           Balance          Charged to                             Balance
                                                          Beginning          Costs and                              at End
                     Description                          of Period          Expenses         Deductions(a)       of Period
ALLOWANCE FOR DOUBTFUL ACCOUNTS:

        For the Year Ended December 31, 1995                $ 76.8             $ 43.5           $ 45.9               $ 74.4

                                                            ======             =======           =======             ======
                                                            ======             =======           =======             ======

        For the Year Ended December 31, 1994                $ 79.2             $ 50.7           $ 53.1               $ 76.8

                                                            ======             =======           =======             ======
                                                            ======             =======           =======             ======

        For the Year Ended December 31, 1993                $ 82.4             $ 42.2           $  45.4              $ 79.2

                                                            ======             =======           =======             ======
                                                            ======             =======           =======             ======

NOTE:
        (a) Represents primarily the charge-off of uncollectible accounts for which a reserve was provided.

                                       21


INDEX TO EXHIBITS


Regulation S-K                                                                                 Exhibit to
Exhibit Number                                                                                 this Report
(3)  Articles of Incorporation and By-laws.
     (a) Restated   Certificate  of   Incorporation  of  The  Dun  &  Bradstreet
         Corporation  dated June 15, 1988  (incorporated  herein by reference to
         Exhibit  4(a) to  Registrant's  Registration  No.  33-25774 on Form S-8
         filed November 25, 1988).
     (b) By-laws of Registrant dated December 15, 1993  (incorporated  herein by reference to Exhibit E to  Registrant's  Annual Report on Form 10-K for
         the year ended December 31, 1993,  file number 1-7155,  filed March 25,
         1994).
(4)  Instruments Defining the Rights of Security Holders, Including Indentures.
         Not Applicable.
(9)  Voting Trust Agreement.
         Not Applicable.
(10) Material Contracts. (All of the following documents, except for items (v) and (w), are management contracts or compensatory plans or arrangements required to be filed pursuant to Item 14(c).)
     (a) Retirement  Plan for Directors of Registrant,  as amended  December 21,
         1994  (incorporated  herein by reference  to Exhibit E to  Registrant's
         Annual Report on Form 10-K for the year ended  December 31, 1994,  file number 1-7155, filed March 27, 1995).
     (b) Nonfunded  Deferred  Compensation  Plan for  Non-Employee  Directors of
         Registrant, as amended April 21, 1993 (incorporated herein by reference to Exhibit F to  Registrant's  Annual  Report on Form 10-K for the year ended December 31, 1993, file number 1-7155, filed March 25, 1994).
     (c) Pension  Benefit  Equalization  Plan,  as  amended  December  21,  1994
         (incorporated  herein by reference to Exhibit F to Registrant's  Annual
         Report on Form 10-K for the year ended  December 31, 1994,  file number
         1-7155, filed March 27, 1995).
     (d) Profit Participation Benefit Equalization Plan, as amended and restated effective
         January 1, 1995                                                                                 Exhibit E^
     (e) 1982 Key Employees Stock Option Plan for Registrant and Subsidiaries, as amended
         April 18,  1995                                                                                Exhibit F^
     (f) 1991 Key Employees  Stock Option Plan for Registrant and  Subsidiaries,
         as amended April 18, 1995 (incorporated  herein by reference to Exhibit
         C to  Registrant's  Proxy  Statement  dated March 10, 1995, file number
         1-7155).
     (g) Ten-Year Incentive Stock Option Agreement (incorporated herein by reference to
         Exhibit 28(b) to Registrant's Registration No. 33-44551 on Form S-8, filed December
         18, 1991).
     (h) Ten-Year Non-Qualified Stock Option Agreement (incorporated herein by reference to
         Exhibit 28(c) to Registrant's Registration No. 33-44551 on Form  S-8, filed
         December 18, 1991).
     (i) Stock Appreciation Rights Agreement relating to Incentive Stock Options
         (incorporated  herein by  reference  to Exhibit  28(d) to  Registrant's
         Registration No.
         33-44551 on Form S-8, filed December 18, 1991).
     (j) Stock  Appreciation  Rights Agreement  relating to Non-Qualified  Stock
         Options   (incorporated   herein  by  reference  to  Exhibit  28(e)  to
         Registrant's Registration No.
         33-44551 on Form S-8, filed December 18, 1991).
     (k) Limited Stock Appreciation Rights Agreement relating to Incentive Stock
         Options   (incorporated   herein  by  reference  to  Exhibit  28(f)  to
         Registrant's Registration No.
         33-44551 on Form S-8, filed December 18, 1991).





Regulation S-K                                                                                 Exhibit to
Exhibit Number                                                                                 this Report

     (l) Limited Stock  Appreciation  Rights Agreement relating to Non-Qualified
         Stock  Options  (incorporated  herein by reference to Exhibit  28(g) to
         Registrant's Registration No.
         33-44551 on Form S-8, filed December 18, 1991).
     (m) 1982  Key  Employees   Performance   Unit  Plan  for   Registrant   and
         Subsidiaries,  as amended  December  18, 1991  (incorporated  herein by reference to Exhibit F to  Registrant's  Annual Report on Form 10-K for
         the year ended December 31, 1991,  file number 1-7155,  filed March 26,
         1992).
     (n) Key Employees Performance Unit Plan for Registrant and Subsidiaries, as
         amended  April 18,  1995  (incorporated  by  reference  to Exhibit B to
         Registrant's Proxy Statement dated March 10, 1995, file number 1-7155).
     (o) Corporate   Management  Incentive  Plan,  as  amended  April  18,  1995
         (incorporated  herein by reference to Exhibit A to  Registrant's  Proxy
         Statement dated March 10, 1995, file number 1-7155).
     (p) 1989  Key  Employees   Restricted   Stock  Plan  for   Registrant   and
         Subsidiaries,  as  amended  April  18,  1995  (incorporated  herein  by reference to Exhibit D to Registrant's  Proxy Statement dated March 10,
         1995, file number 1-7155).
     (q) Restricted Stock Agreement (incorporated herein by reference to Exhibit
         L to  Registrant's  Annual  Report  on Form  10-K  for the  year  ended
         December 31, 1989, file number 1-7155, filed March 26, 1990).
     (r) Form of Change-in-Control  Severance Agreement,  approved July 19, 1989
         (incorporated  herein by reference to Exhibit M to Registrant's  Annual
         Report on Form 10-K for the year ended  December 31, 1989,  file number
         1-7155, filed March 26, 1990).
     (s) Supplemental  Executive  Benefit  Plan,  as amended  December  21, 1994
         (incorporated  herein by reference to Exhibit G to Registrant's  Annual
         Report on Form 10-K for the year ended  December 31, 1994,  file number
         1-7155, filed March 27, 1995).
     (t) Restricted Stock Plan for Non-Employee Directors, adopted July 20, 1994
         (incorporated by reference to Exhibit E to Registrant's Proxy Statement dated March 10, 1995, file number 1-7155).
     (u) Executive Transition Plan, adopted May 17,1995                                                Exhibit G^
     (v) Agreement of Limited  Partnership  of D&B Investors  L.P.,  dated as of
         October  14, 1993  (incorporated  herein by  reference  to Exhibit H to
         Registrant's Annual Report on Form 10-K for the year ended December 31,
         1993, file number 1-7155, filed March 25, 1994).
     (w) Purchase Agreement and Purchase  Agreement  Amendment dated October 14,
         1993 among D&B Investors L.P. and other parties (incorporated herein by reference to Exhibit I to  Registrant's  Annual Report on Form 10-K for
         the year ended December 31, 1993,  file number 1-7155,  filed March 25,
         1994).
     (x) Consulting  Agreement,  dated  March 6, 1995,  between  Registrant  and
         Charles W. Moritz  (incorporated  herein by  reference  to Exhibit H to
         Registrant's Annual Report on Form 10-K for the year ended December 31,
         1994, file number 1-7155, filed March 27, 1995).
     (y) Memorandum of Agreement,  dated April 13, 1995,  between Registrant and
         Serge Okun  (incorporated  by reference  to Exhibit 10 to  Registrant's
         Quarterly Report on Form 10-Q for the quarter ended June 30, 1995, file number 1-7155, filed August 10, 1995).
     (z) Agreement and Release, dated July 20, 1995, between Registrant and
         Edwin A. Bescherer, Jr. (incorporated by reference to Exhibit 10 to Registrant's
         Quarterly Report on Form 10-Q for the quarter ended September 30, 1995, file number
         1-7155, filed November 10, 1995).




Regulation S-K                                                                                 Exhibit to
Exhibit Number                                                                                 this Report
(11) Statement Re Computation of Per Share Earnings.
         Computation of Earnings Per Share of Common Stock on a Fully Diluted
         Basis                                                                                 Exhibit.A^
(12) Statement Re Computation of Ratios.
         Not applicable.
(13) Annual Report to Security Holders.
         1995 Annual Report                                                                    Exhibit D^

(18) Letter Re Change in Accounting Principles.
         Not applicable.
(19) Report Furnished to Security Holders.
         Not applicable
(21) Subsidiaries of the Registrant.
         List of Active Subsidiaries as of January 31, 1996                                    Exhibit B^

(22) Published Report Regarding Matters Submitted to a Vote of Security Holders.
         Not applicable.
(23) Consents of Experts and Counsel.
         Consent of Independent Public Accountants                                             Exhibit C^

(24) Power of Attorney.
         Not applicable.
(27) Financial Data Schedules                                                                  Exhibit H^
(28) Information from Reports Furnished to State Insurance Regulatory Authorities.
         Not applicable.
(99) Additional Exhibits.
         Not applicable.




^Filed electronically.

                                       24