Form 10-Q
period 1996-03-31
DUN & BRADSTREET CORP
filed 1996-05-07
CIK 30419

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549


                                    FORM 10-Q

                                   (Mark one)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                               ACT OF 1934

                 For the quarterly period ended March 31, 1996

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                       For the transition period from to
          ------------------------------- -----------------------------

                          Commission file number 1-7155


                        THE DUN & BRADSTREET CORPORATION
- - -------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Delaware                                     13-2740040
- - ----------------------------------              ---------------------
- - ----------------------------------              ---------------------
      (State of Incorporation)             (I.R.S. Employer Identification No.)

    187 Danbury Road, Wilton, CT                          06897
- - ----------------------------------               ---------------------
- - ----------------------------------               ---------------------
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
                                                   Shares Outstanding
 Title of Class                                    at April 30, 1996
- - --------------------                             -------------------------
 Common Stock,
 par value $1 per share                                169,933,000

                        THE DUN & BRADSTREET CORPORATION

                               INDEX TO FORM 10-Q



PART I. FINANCIAL INFORMATION                                          PAGE

Item 1. Financial Statements

Condensed Consolidated Statement of Income (Unaudited)
      Three Months Ended March 31, 1996 and 1995                         3

Condensed Consolidated Statement of Cash Flows (Unaudited)
      Three Months Ended March 31, 1996 and 1995                         4

Condensed Consolidated Statement of Financial Position (Unaudited)
      March 31, 1996 and December 31, 1995                               5

Notes to Condensed Consolidated Financial Statements (Unaudited)         6

Item 2. Management's Discussion and Analysis of Financial
            Condition and Results of Operations                         7-9



PART II.  OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K                                 9


SIGNATURES                                                               10



PART I. FINANCIAL INFORMATION
Item I. FINANCIAL STATEMENTS

THE DUN & BRADSTREET CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF INCOME (Unaudited)
(In millions except per share amounts)

                                                                                                    Three Months Ended
                                                                                                         March 31
                                                                                       ---------------------------------------------

                                                                                                    1996                       1995
                                                                                       ------------------          -----------------
Operating Revenue                                                                               $1,272.0                   $1,219.6

Operating Costs                                                                                    647.9                      599.0

Selling and Administrative Expenses                                                                481.5                      475.8

Restructuring (Income) - Net                                                                         0.0                     (28.0)
                                                                                       ------------------          -----------------

Operating Income                                                                                   142.6                      172.8

Interest Expense - Net                                                                               3.6                        6.5
Other Expense - Net                                                                                 16.4                       15.7
                                                                                       ------------------          -----------------
Non-Operating Expense - Net                                                                         20.0                       22.2

Income Before Provision for Taxes                                                                  122.6                      150.6

Provision for Income Taxes                                                                          34.8                       41.7
                                                                                       ------------------          -----------------

Net Income                                                                                         $87.8                     $108.9
                                                                                       ==================          =================


Earnings Per Share of Common Stock                                                                 $0.52                      $0.64
                                                                                       ==================          =================


Dividends Paid Per Share of Common Stock                                                           $0.66                      $0.65
                                                                                       ==================          =================

Average Number of Shares Outstanding                                                               169.7                      169.7




See accompanying notes to the condensed consolidated financial statements (unaudited).

                                                                    -3-

THE DUN & BRADSTREET CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

- - ------------------------------------------------------------------------------------------------------------------------------
- - ------------------------------------------------------------------------------------------------------------------------------
                                                                                                 Three Months
                                                                                                Ended March 31,
(Amounts in millions)                                                                       1996          1995

- - ------------------------------------------------------------------------------------------------------------------------------
Cash Flows from Operating
Activities:
Net Income                                                                                  $87.8          $108.9
Reconciliation of Net
Income to Net Cash
  Provided by Operating
Activities:
    Depreciation and                                                                        107.5           116.0
Amortization
    Gain from Sale of                                                                         0.0           (28.0)
Business
    Restructuring Provisions                                                                  0.0             0.0
    Restructuring Payments                                                                  (28.9)          (37.1)
    Postemployment Benefits                                                                   5.0             3.5
Expense
    Postemployment Benefits                                                                   0.0             0.0
Curtailment Loss/(Gain)
    Postemployment Benefit                                                                  (21.3)          (26.7)
Payments
    Net Decrease (Increase)                                                                  16.2           (46.7)
in Accounts Receivable
    Unearned Subscription                                                                   144.5           151.5
Income
    Income Taxes                                                                              5.6            (6.6)
Refunded/(Paid) - Net
    Net Changes in Other                                                                   (104.2)          (65.9)
Working Capital Items
- - ------------------------------------------------------------------------------------------------------------------------------
Net Cash Provided by                                                                        212.2           168.9
Operating Activities
- - ------------------------------------------------------------------------------------------------------------------------------
Cash Flows from Investing
Activities:
Proceeds from Marketable                                                                     14.0             9.1
Securities
Payments for Marketable                                                                     (32.0)           (4.5)
Securities
Capital Expenditures                                                                        (61.9)          (80.0)
Additions to Computer                                                                       (47.7)          (37.2)
Software and Other
Intangibles
Decrease (Increase) in                                                                        2.2           (11.9)
Other Investments and Notes
Receivable
Other                                                                                         8.6            28.2
- - ----------------------------------------------------------------------------------------------------------------------------------
Net Cash Used in Investing                                                                 (116.8)          (96.3)
Activities
- - ----------------------------------------------------------------------------------------------------------------------------------
Cash Flows from Financing
Activities:
Payment of Dividends                                                                       (112.0)         (110.9)
Payments for Purchase of                                                                     (3.1)          (18.6)
Treasury Shares
Net Proceeds from Exercise                                                                   24.8             7.5
of Stock Options
Increase in U.S. Short-term                                                                   2.2           113.1
Borrowings
Other                                                                                        (0.3)            6.9
- - ----------------------------------------------------------------------------------------------------------------------------------
Net Cash Used in Financing
Activities                                                                                  (88.4)           (2.0)
- - ---------------------------------------------------------------------------------------------------------------------------------
Effect of Exchange Rate
Changes on Cash and Cash Equivalents                                                         (2.5)            9.2
- - ---------------------------------------------------------------------------------------------------------------------------------
Increase in Cash and Cash                                                                     4.5            79.8
Equivalents
Cash and Cash Equivalents,                                                                  385.5           335.4
Beginning of Year
- - -----------------------------------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents,                                                                 $390.0          $415.2
End of Period

- - ------------------------------------------------------------------------------------------------------------------------------
- - ------------------------------------------------------------------------------------------------------------------------------

See accompanying notes to the condensed consolidated financial statements (unaudited).

                                     - 4 -

THE DUN & BRADSTREET CORPORATION
Condensed Consolidated Statement of Financial Position (Unaudited)
(Amounts in millions)

- - ------------------------------------------------------------------------------------------

                                         March 31           December 31
                                           1996                  1995
- - ------------------------------------------------------------------------------------------
Assets

Current Assets
Cash and Cash Equivalents                   $390.0                $385.5
Marketable Securities                         74.4                  52.8
Accounts Receivable-Net                    1,427.1               1,451.7
Other Current Assets                         437.8                 408.5
                                     ------------------        --------------
       Total Current Assets                2,329.3               2,298.5
- - -------------------------------------------------------------------------------------------------------------------
Investments
Marketable Securities                        134.9                 139.5
Other Investments and Notes Receivable       335.2                 336.9
                                      ------------------        --------------

       Total Investments                     470.1                 476.4
- - -------------------------------------------------------------------------------------------------------------------
Property, Plant and Equipment-Net            879.4                 874.4
- - -------------------------------------------------------------------------------------------------------------------

Other Assets-Net
Deferred Charges                               361.8                 366.3
Computer Software                              336.0                 312.3
Other Intangibles                              161.6                 178.5
Goodwill                                     1,002.6               1,009.4
                                      ------------------        --------------
       Total Other Assets-Net                1,862.0               1,866.5
- - -------------------------------------------------------------------------------------------------------------------

TOTAL ASSETS                                $5,540.8              $5,515.8
- - -------------------------------------------------------------------------------------------------------------------
Liabilities and Shareholders' Equity

Current Liabilities
Accounts Payable                              $321.8                $357.6
Short-term Debt                                446.6                 444.5
Accrued and Other Current Liabilities        1,273.5               1,364.3
Accrued Income Taxes                            73.8                  42.1
Redeemable Partnership Interests               625.0                 625.0
                                      ------------------        --------------
       Total Current Liabilities             2,740.7               2,833.5
- - -------------------------------------------------------------------------------------------------------------------
Unearned Subscription Income                   463.1                 319.6
Postretirement and Postemployment Benefits     560.6                 553.3
Deferred Income Taxes                          164.9                 167.7
Other Liabilities and Minority Interests       432.2                 459.2

- - -------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES                           $4,361.5              $4,333.3
- - -------------------------------------------------------------------------------------------------------------------
Shareholders' Equity                        $1,179.3              $1,182.5
- - -------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY  $5,540.8              $5,515.8
- - -------------------------------------------------------------------------------------------------------------------

See accompanying notes to the condensed consolidated financial statements (unaudited).




                                       -5-

THE DUN & BRADSTREET CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1 - Interim Consolidated Financial Statements
These interim consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and should be read in conjunction with the consolidated financial statements and related notes of The Dun & Bradstreet Corporation (the "Company" or "D&B") 1995 Annual Report on Form 10-K. In the opinion of management, all adjustments (consisting of normal recurring accruals), considered necessary for a fair presentation of financial position, results of operations and cash flows at the dates and for the periods presented have been included. Certain prior year amounts have been reclassified to conform with the 1996 presentation.

On January 9, 1996, the Company announced a plan to reorganize into three publicly traded independent companies by spinning off through a tax-free distribution two of its businesses to shareholders. The three companies will be:
Cognizant Corporation, consisting of IMS International, Gartner Group, Nielsen Media Research, Pilot Software and Erisco; The Dun & Bradstreet Corporation, consisting of Dun & Bradstreet Information Services, Moody's Investors Service and Reuben H. Donnelley; and ACNielsen. In connection with the reorganization, several other divisions, such as Dun & Bradstreet Software (DBS) and American Credit Indemnity (ACI) will be divested. The distribution is subject to final approval by the Company's board of directors and obtaining a ruling from the Internal Revenue Service with respect to the tax-free treatment of the distribution.

Note 2 - Assets Held for Sale

The Company plans to divest DBS and ACI in 1996, in connection with plans to reorganize into three separate companies later in 1996. The aggregate carrying amount of the businesses held for sale totaled $490 million at March 31, 1996. For the quarter ended March 31, 1996 aggregate operating revenue and operating losses of the businesses to be divested were $95 million and $7 million, respectively. Additionally, in April, the Company obtained authorization to sell the Proprietary West division of Reuben H. Donnelley.

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

For financial reporting purposes, the assets, liabilities, results of operations and cash flow of the partnerships described above are included in the Company's consolidated financial statements. The third-parties investments in these partnerships at March 31, 1996 and December 31, 1995 totaled approximately $625 million, and are reflected in redeemable partnership interests. Third-parties share of partnerships results of operations, including specified returns, is reflected in other income and expense-net.

     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations Earnings per share in the first quarter were $.52 compared with year-ago earnings of $.64, which included a $.12 per share, or $28 million pre-tax restructuring gain related to the sale of warrants received in connection with the divestiture of Donnelley Marketing. Excluding the gain, D&B's first-quarter earnings were unchanged. Earnings were held down by $.03 a share, or $7 million, due to operating losses at businesses that will be divested by D&B in connection with the Company's reorganization.

First-quarter revenue rose to $1.27 billion, up 4.3% from $1.22 billion a year ago. Revenue for the quarter was held down by a decline at DBS, lower revenue at Directory Information Services, and the divestiture of Interactive Data Corporation.

Operating income in the first quarter was $142.6 million, compared with $172.8 million a year ago. The decline reflected in part the impact of the year-ago gain, first-quarter losses from businesses to be divested, and the absence of income from Interactive Data Corporation. Excluding these factors, operating income was up slightly.

Non-operating expense-net in the first quarter was $20.0 million, compared with $22.2 million of expense in 1995. Non-operating expense-net decreased, in part, due to a lower level of borrowings.

Net income in the first quarter was $87.8 million, compared with $108.9 million in the first quarter of 1995, also reflecting the year-ago gain, first-quarter losses at DBS and ACI, and the absence of income from Interactive Data Corporation in late 1995.

The Company's first-quarter effective tax rate was 28.4%, compared with the first-quarter 1995 effective tax rate of 27.7%.

Business Segment Highlights

Marketing Information Services reported a 9.2% increase in first-quarter revenue to $575.8 million from $527.4 million a year ago. IMS reported first-quarter revenue of $191.1 million, up 9.9% from a year ago. IMS's revenue growth in the U.S. was driven by the impact of client winbacks attributable to the Xponent prescriber database service; by increased sales of SNAP/Pharma marketed by IMS's Sales Technologies unit; and by sales of new products, including the Xplorer decision-support system. IMS Japan generated growth in its sales territory reports and usage of its online database service. IMS International generated strong revenue growth in Germany, Iberia and Southeast Asia.

Nielsen Media Research reported double-digit revenue growth for the period, driven by accelerating revenue growth from new products, a robust advertising environment, and the continued impact of new broadcast and cable network subscribers.

ACNielsen's worldwide revenue increased by 7%. In Asia/Pacific, revenues continued to increase at double digit rates, growing by $10 million in the first quarter. ACNielsen's Americas region achieved break-even results in the 1996 quarter, its best performance since 1993. This was a direct result of the back-to-front re-engineering efforts that began in mid-1995 in the United States. To date, these efforts have not only reduced costs but improved customer service and overall productivity. In Europe, ACNielsen continues to invest in improving customer service, data quality and delivery. The European re-engineering efforts, although similar in structure to the U.S. initiatives, did not begin until late 1995. Progress is already apparent, as European delivery time of scanning information has been improved by 30%. In line with expectations, increased investments in ACNielsen's European business have resulted in a reduction of the region's profitability, compared with historical levels.


Risk Management and Business Marketing Information Services reported first-quarter revenue growth of 4.9% to $429.4 million from $409.2 million a year ago. Dun & Bradstreet Information Services (DBIS) reported first-quarter revenue growth of 4.7% to $320.5 million from $306.2 million, excluding ACI.

     DBIS U.S. reported a 3% increase in first-quarter revenue. While first-quarter revenue growth for DBIS U.S. was held down by the timing of several major contracts, significant additional revenue was generated by the new-customer acquisition program launched in 1995. DBIS Europe's revenue was up 6% in the quarter, reflecting investments in new product development, the database and technology.

Moody's Investors Service reported excellent revenue growth for the quarter, driven by a substantial increase in bond volume in both the corporate and public-finance sectors.

Software Services reported a 14.2% decline in first-quarter revenue to $90.8 million from $105.8 million a year ago, reflecting in part, a decline in revenue at DBS.

Directory Information Services reported first-quarter revenue of $71.8 million down 7.6% from $77.6 million a year ago, primarily due to the effect of changes in publication dates at Reuben H. Donnelley for certain yellow pages directories. Excluding the impact of these changes, Donnelley's revenue increased modestly for the quarter.

Other Business Services reported first-quarter revenue of $104.3 million up 4.7% from $99.7 million a year ago. Gartner Group achieved excellent first-quarter revenue growth, while introducing seven new products, including INET, which provides analysis on Internet technologies, trends and strategies.

Changes in Financial Position at March 31, 1996
Compared with December 31, 1995

Unearned Subscription Income increased to $463.1 million at March 31, 1996, from $319.6 million at December 31, 1995, reflecting the cyclical pattern of higher subscription sales in the first quarter.

Condensed Consolidated Statement of Cash Flows
Three Months Ended March 31, 1996 and 1995

Net cash provided by operating activities for the three months ended March 31, 1996 totaled $212.2 million compared with $168.9 million for the comparable period in 1995. The increase of $43.4 million primarily reflected a net decrease ($16.2 million), in accounts receivable in the current period compared with an increase ($46.7 million) in the comparable period in 1995, reflecting a number of timing factors, substantially offset by an increase in other working capital items at several divisions.

Net cash used in financing activities for the three months ended March 31, 1996 totaled $88.4 million compared with $2.0 million for the comparable period in 1995. The increase in cash usage reflected lower U.S. short-term borrowings ($110.9 million) partially offset by higher net proceeds from exercise of stock options ($17.3 million).

Other

The Board of Directors declared on April 17, 1996, a dividend of 66 cents per share payable June 10, 1996, to shareowners of record at the close of business May 20, 1996.


PART II.  OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K.

(a)     Exhibits.

        None.

(b)     Reports on Form 8-K.

        A report on Form 8-K was filed on January 12, 1996 to report under Item 5 - Other Events that 1) the Company announced its plan to reorganize into three public independent companies by spinning off two of its businesses to shareholders and 2) gave initial financial indicators for the three new companies.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                      THE DUN & BRADSTREET CORPORATION


Date: May 7, 1996                 By:/s/ Nicholas L. Trivisonno
                                     ==========================================
                                         Nicholas L. Trivisonno
                                       Executive Vice President - Finance
                                         and Chief Financial Officer



Date: May 7, 1996                 By:/s/ Thomas W. Young
                                    ===========================================
                                         Thomas W. Young
                                        Senior Vice President and Controller