Form 10-K/A
DUN & BRADSTREET CORP
filed 1996-06-27
CIK 30419

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

The undersigned registrant hereby amends its Annual Report on Form 10-K, for the year ended December 31, 1995 by amending the Index to Exhibits to add new exhibits 99a and 99b as described below and by filing such new exhibits:

Exhibit 99a - Form 11-K Annual Report for the fiscal year ended December 31,
              1995 of the Profit Participation Plan of The Dun & Bradstreet Corporation.

Exhibit 99b - Form 11-K Annual Report for the fiscal year ended December 31,
              1995 of the DonTech Profit Participation Plan.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      THE DUN & BRADSTREET CORPORATION
                                                (Registrant)


                                By:
                                     __________________________________
                                           Nicholas L. Trivisonno
                                      Executive Vice President-Finance
                                         and Chief Financial Officer



Date: June 17, 1996

INDEX TO EXHIBITS


Regulation S-K                                                     Exhibit to
Exhibit Number                                                     this Report
(3)  Articles of Incorporation and By-laws.
   (a) Restated Certificate of Incorporation of The Dun &
       Bradstreet Corporation dated June 15, 1988 (incorporated
       herein by reference to Exhibit 4(a) to Registrant's
       Registration No. 33-25774 on Form S-8 filed November 25,
       1988).
   (b) By-laws of Registrant dated December 15, 1993 (incorporated herein by reference to Exhibit E to Registrant's Annual
       Report on Form 10-K for the year ended December 31, 1993,
       file number 1-7155, filed March 25, 1994).
(4)  Instruments Defining the Rights of Security Holders, Including
     Indentures.
     Not Applicable.
(9)  Voting Trust Agreement.
     Not Applicable.
(10) Material Contracts. (All of the following documents, except for items (v) and (w), are management contracts or compensatory plans or arrangements required to be filed pursuant to Item
     14(c).)
   (a) Retirement Plan for Directors of Registrant, as amended
       December, 21, 1994 (incorporated herein by reference to
       Exhibit E to Registrant's Annual Report on Form 10-K for
       the year ended December 31, 1994, file number 1-7155, filed
       March 27, 1995).
   (b) Nonfunded Deferred Compensation Plan for Non-Employee Directors
       of Registrant, as amended April 21, 1993 (incorporated herein by reference to Exhibit F to Registrant's Annual Report on Form
       10-K for the year ended December 31, 1993, file number 1-7155, filed March 25, 1994).
   (c) Pension Benefit Equalization Plan, as amended December 21,
       1995 (incorporated herein by reference to Exhibit F to
       Registrant's Annual Report on Form 10-K for the year ended
       December 31, 1994, file number 1-7155, filed March 27, 1995).
   (d) Profit Participation Benefit Equalization Plan, as amended and restated effective January 1, 1995.........................Exhibit E*
   (e) 1982 Key Employees Stock Option Plan for Registrant and
       Subsidiaries, as amended April 18, 1995........................Exhibit F*
   (f) 1991 Key Employees Stock Option Plan for Registrant and
       Subsidiaries, as amended April 18, 1995 (incorporated herein by reference to Exhibit C to Registrant's Proxyn Statement dated March 10, 1995, file number 1-7155).
   (g) Ten-Year Incentive Stock Option Agreement (incorporated herein by reference to Exhibit 28(b) to Registrant's
       Registration No. 33-44551 on Form S-8, filed December 18,
       1991).
   (h) Ten-Year Non-Qualified Stock Option Agreement (incorporated herein by reference to Exhibit 28(c) to Registrant's
       Registration No. 33-44551 on Form S-8, filed December 18,
       1991).
   (i) Stock Appreciation Rights Agreement relating to Incentive
       Stock Options (incorporated herein by reference to Exhibit
       28(d) to Registrant's Registration No. 33-44551 on Form S-8, filed December 18, 1991).
   (j) Stock Appreciation Rights Agreement relating to Non-Qualified
       Stock Options (incorporated herein by reference to Exhibit 28(e) to Registrant's Registration No. 33-44551 on Form S-8, filed
       December 18, 1991).
   (k) Limited Stock Appreciation Rights Agreement relating to
       Incentive Stock Options (incorporated herein by reference to Exhibit 28(f) to Registrant's Registration No. 33-44551 on Form S-8, filed December 18, 1991).

Regulation S-K                                                     Exhibit to
Exhibit Number                                                     this Report

   (l) Limited Stock Appreciation Rights Agreement relating to
       Non-Qualified Stock Options (incorporated herein by
       reference to Exhibit 28(g) to Registrant's Registration
       No. 33-44551 on Form S-8, filed December 18, 1991).
   (m) 1982 Key Employees Performance Unit Plan for Registrant
       and Subsidiaries, as amended December 18, 1991
      (incorporated herein by reference to Exhibit F to
       Registrant's Annual Report on Form 10-K for the year ended
       December 31, 1991, file number 1-7155, filed March 26, 1992).
   (n) Key Employees Perfirmance Unit Plan for Registrant and
       subsidiaries, as amended April 18, 1995 (incorporated
       herein by reference to Exhibit B to Registrant's Proxy
       Statement dated March 10, 1995, file number 1-7155).
   (o) Corporate Management Incentive Plan, as amended April 18,
       1995 (incorporated herein by reference to Exhibit A to
       Registrant's Proxy Statement dated March 20, 1995, file
       number 1-7155).
   (p) 1989 Key Employees Restricted Stock Plan for Registrant and
       Subsidiaries, as amended April 18, 1995 (incorporated herein by reference to Exhibit D to Registrant's Proxy Statement
       dated March 10, 1995, file number 1-7155).
   (q) Restricted Stock Agreement (incorporated herein by reference to Exhibit L to Registrant's Annual Report on Form 10-K for
       the year ended December 31, 1989, file number 1-7155, filed
       March 26, 1990).
   (r) Form of Change-in-Control Severance Agreement, approved
       July 19, 1989 (incorporated herein by reference to Exhibit
       M to Registrant's Annual Report on Form 10-K for the year
       ended December 31, 1989, file number 1-7155, filed March
       26, 1990).
   (s) Supplemental Executive Benefit Plan, as amended December
       21, 1994 (incorporated hereinby reference to Exhibit G
       to Registrant's Annual Report on Form 10-K for the year
       ended December 31, 1994, file number 1-7155, filed
       March 27, 1995).
   (t) Restricted Stock Plan for Non-Employee Directors, adopted
       July 20, 1994 (incorporated herein by reference to Exhibit
       E to Registrant's Proxy Statement dated March 10, 1995, file number 1-7155).
   (u) Executive Transition Plan, adopted May 17, 1995................Exhibit G*
   (v) Agreement of Limited Partnership of D&B Investors L.P., dated as of October 14, 1993 (incorporated herein by reference to Exhibit H to Registrant's Annual Report on Form 10-K for the year ended December 31, 1993, file number 1-7155, filed March 25, 1994).
   (w) Purchase Agreement and Purchase Agreement Amendment dated
       October 14, 1993 among D&B Investors L.P. and other parties
      (incorporated herein by reference to Exhibit I to Registrant's
       Annual Report on Form 10-K for the year ended December 31,
       1993, file number 1-7155, filed March 25, 1994).
   (x) Consulting Agreement, dated March 6, 1995, between Registrant and Charles W. Moritz (incorporated herein by reference to Exhibit H to Registrant's Annual Report for the year ended
       December 31, 1994, file number 1-7155, filed March 27, 1995.
   (y) Memorandum of Agreement, dated April 13, 1995, between
       Registrant and Serge Okun (incoroprated herein by reference to Exhibit 10 to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995, file number 1-7155, filed August 10, 1995).
   (z) Agreement and Release, dated July 20, 1995, between registrant and Edwin A. Bescherer, Jr. (incorporated herein by reference to Exhibit 10 to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995, file number 1-7155, filed November 10, 1995).

Regulation S-K                                                   Exhibit to
Exhibit Number                                                   this Report

(11) Statement Re Computation of Per Share Earnings.
     Computation of Earnings Per Share of Common Stock on a
     Fully Diluted Basis..............................................Exhibit A*
(12) Statement Re Computation of Ratios.
     Not applicable.
(13) Annual Report to Security Holders.
     1995 Annual Report...............................................Exhibit D*
(18) Letter Re Change in Accounting Principles.
     Not applicable.
(19) Report Furnished to Security Holders.
     Not applicable
(21) Subsidiaries of the Registrant.
     List of Active Subsidiaries as of January 31, 1996...............Exhibit B*
(22) Published Report Regarding Matters Submitted to a Vote
     of Security Holders.
     Not applicable.
(23) Consents of Experts and Counsel.
     Consent of Independent Public Accountants........................Exhibit C*
(24) Power of Attorney.
     Not applicable.
(27) Financial Data Schedules.........................................Exhibit H*
(28) Information from Reports Furnished to State Insurance
     Regulatory Authorities.
     Not applicable.
(99) Additional Exhibits
    (a) Form 11-K Annual Report for the fiscal year ended
        December 31, 1995 of the Profit Participation Plan of
        The Dun & Bradstreet Corporation..........................Exhibit 99(a)
    (b) Form 11-K Annual Report for the fiscal year ended
        December 31, 1995 of the DonTech Profit Participation
        Plan......................................................Exhibit 99(b)



* Filed with Form 10-K on March 27, 1996; not included with this amendment.

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


                                PROFIT PARTICIPATION PLAN OF
                               THE DUN & BRADSTREET CORPORATION
                                        (Name of Plan)



                              BY:
                                 __________________________________
                                 Thomas W. Young
                                 Senior Vice President & Controller



Date:  June 17, 1996

             CONSENT OF INDEPENDENT ACCOUNTANTS

We consent to the incorporation by reference in Post- Effective Amendment No. 4 to the registration statement of The Dun & Bradstreet Corporation on Form S-8 (File No. 33-27144) of our report dated June 7, 1996 on our audits of the financial statements of the Profit Participation Plan of The Dun & Bradstreet Corporation as of December 31, 1995 and 1994 and for the year ended December 31, 1995, which report is included in this annual report on Form 11-K.



                              Coopers & Lybrand L.L.P


New York, New York
June 17, 1996

                PROFIT PARTICIPATION PLAN OF
              THE DUN & BRADSTREET CORPORATION

                INDEX TO FINANCIAL STATEMENTS


                                                                Pages F-

Report of Independent Accountants                                       2
Statements of Net Assets Available for Plan Benefits as of
  December 31, 1995 and 1994                                          3-4
Statement of Changes in Net Assets Available for Plan
  Benefits for the year Ended December 31, 1995                         5
Notes to the Financial Statements                                    6-12

                      _________________

              REPORT OF INDEPENDENT ACCOUNTANTS

To the Employee Benefits Committee of The Board of Directors of THE DUN & BRADSTREET CORPORATION:

   We have audited the accompanying statements of net assets available for plan benefits of the PROFIT PARTICIPATION PLAN of THE DUN & BRADSTREET CORPORATION (the "Plan") as of December 31, 1995 and 1994, and the related statement of changes in net assets available for plan benefits for the year ended December 31, 1995. These financial statements are the responsibility of the Plan's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

   In our opinion, the financial statements referred to above present fairly, in all material respects, the net assets available for plan benefits of the Plan as of December 31, 1995 and 1994, and the changes in net assets available for plan benefits for the year ended December 31, 1995 in conformity with generally accepted accounting principles.

   Our audits were performed for the purpose of forming an opinion on the basic financial statements taken as a whole. The fund information in the statement of net assets available for plan benefits as of December 31, 1995 and 1994 and the statement of changes in net assets available for plan benefits for the year ended December 31, 1995 is presented for purposes of additional analysis rather than to present the net assets available for plan benefits and changes in net assets available for plan benefits of each fund. The fund information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

                                   Coopers & Lybrand L.L.P


New York, New York
June 7, 1996

               PROFIT PARTICIPATION PLAN OF THE
                  DUN & BRADSTREET CORPORATION
  STATEMENT OF NET ASSETS AVAILABLE FOR PLAN BENEFITS, WITH
                       FUND INFORMATION
                      December 31, 1995
                   (Dollars in Thousands)


                                           FUND INFORMATION

                                          Dun &
                                        Bradstreet   Special   Long-Term
                                Equity    Common      Fixed      Bond
                                Index     Stock      Income     Index     Loan
                     Total      Fund      Fund        Fund       Fund   Account

     ASSETS

Investment in Group
  Trust, at fair
        value        $935,046   298,278    141,942    417,546    49,234  28,046

Accrued interest
  receivable on
  participant loans       141        51         30         51         9       0

Interfund receivable
    (payable)               0     1,290       (571)    (1,364)      645       0

Contributions receivable:
   From employer        2,206       820        423        800       163       0
   From participants    1,924       819        391        547       167       0

    Total assets      937,317   301,258    142,215    417,518    50,218  28,046

Net assets available
   for plan benefits $937,317  $301,258   $142,215   $417,518   $50,218 $28,046




         The net assets are an integral part of the financial statements.

              PROFIT PARTICIPATION PLAN OF THE
                  DUN & BRADSTREET CORPORATION
  STATEMENT OF NET ASSETS AVAILABLE FOR PLAN BENEFITS, WITH
                      FUND INFORMATION
                      December 31, 1994
                   (Dollars in Thousands)


                                       FUND INFORMATION

                                         Dun &
                                       Bradstreet   Special   Long-Term
                                Equity   Common      Fixed      Bond
                                Index     Stock     Income     Index      Loan
                       Total    Fund      Fund       Fund       Fund     Account
     ASSETS

Investments in Group
 Trust, at fair value $814,432  $209,220  $123,519  $412,084  $41,505  $28,104

Accrued interest
 receivable on
 participant loans          105        53        24        40        8        0

Interfund receivable
 (payable)                   0        (67)      362       280      (15)       0

Contributions receivable:
 From employer           8,854     3,027     1,678     3,517      632        0
 From participants       3,255     1,108       750     1,193      204        0

Total assets           826,646   212,849   124,821   420,251   40,621   28,104

Net assets available
 for plan benefits    $826,646  $212,849  $124,821  $420,251  $40,621  $28,104




      The accompanying notes are an integral part of the financial statements.

                  PROFIT PARTICIPATION PLAN OF THE
                    DUN & BRADSTREET CORPORATION
  STATEMENT OF CHANGES IN NET ASSETS AVAILABLE FOR PLAN BENEFITS, WITH
                      FUND INFORMATION
                      December 31, 1995
                   (Dollars in Thousands)



                                       FUND INFORMATION

                                           Dun &
                                        Bradstreet  Special   Long-Term
                                Equity    Common     Fixed      Bond
                                Index     Stock     Income     Index      Loan
                       Total     Fund     Fund       Fund       Fund    Account

Allocated income in
 Group Trust         $142,617  $79,325   $27,276   $27,184    $7,358     1,474

Accrued interest
 income on participant
 loans                    141       51        30        51         9         0

Contribuitons received:
 From employer         21,581    8,014     3,769     8,167     1,631         0
 From participants     60,528   22,894     9,716    23,402     4,516         0

Participant loan
 repayments                 0    4,226     2,659     5,070       763   (12,718)

Distributions to
 participants         (91,593) (24,407)  (13,641)  (48,967)   (4,578)        0

Loans to participants  (2,546)  (4,731)   (2,817)   (5,768)     (907)    11,677

Transfer from Financial
 Proformas (Note 2)       920        0        29       891         0          0

Transfer to Pearson
 Savings Plan(Note 2) (18,977)  (9,967)   (1,089)   (5,482)   (1,948)      (491)

Interfund transfers         0   13,004    (8,538)   (7,219)    7,253          0

Net increase (decrease)
 for the year         112,671   88,409    17,394    (2,671)    9,597        (58)

Net assets available
 for plan benefits,
 as of January 1,
      1995            826,646  212,849   124,821   420,251    40,621     28,104

Net assets available
 for plan benefits,
 as of December 31,
      1995           $939,317 $301,258  $142,215  $417,580   $50,218    $28,046




    The accompanying notes are an integral part of the financial statements.

                PROFIT PARTICIPATION PLAN OF
              THE DUN & BRADSTREET CORPORATION

                NOTES TO FINANCIAL STATEMENTS


Note 1.  Summary of Significant Accounting Policies

Master Trust The Dun & Bradstreet Corporation and affiliated participating companies (the "Company") has established with Bankers Trust Company (the "Trustee"), The Dun & Bradstreet Defined Contribution Plan Group Trust (the "Group Trust"), a master trust. The assets of the Profit Participation Plan of The Dun & Bradstreet Corporation (the "Plan") are commingled for investment purposes with the assets of the DonTech Profit Participation Plan. The Plan's investment in the Group Trust is based on its relative interest in the fair value of the assets held in the Group Trust. Investment income, gains and losses on sales of investments and net appreciation/depreciation in the fair value of investments are allocated to the Plan based upon its relative investment balances at fair value during the valuation period.

Contributions Contributions by participants ("members") are recorded in the period payroll deductions are made.
Contributions by participating companies are based upon amounts required to be funded under the provisions of the Plan.

Distributions   Distributions  are  recorded  when paid.

Liabilities of $14,782,281 and $20,443,431 for the years ended December 31, 1995 and December 31, 1994 respectively, relating to participants who have elected to withdraw from the Plan but have not yet been paid, have been reflected on the Forms 5500. The difference between distributions to participants reported in the statement of changes in net assets available for plan benefits and the Form 5500 for the year ended December 31, 1995 amounted to $5,661,150.

Use of Estimates    The preparation of financial statements in
conformity with generally accepted accounting principles requires management to make significant estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Risks and Uncertainties    The Plan provides for various investment
options in any combination of stocks, bonds, fixed income securities, mutual funds, and other investment securities. Certain investment securities are exposed to various risks, such as interest rate, market and credit. Due to the level of risk associated with certain investment securities and the level of uncertainty related to changes in the value of investment securities, it is at least reasonably possible that changes in risks in the near term would materially affect participants' account balances and the amounts reported in the statement of net assets available for plan benefits and the statement of changes in net assets available for plan benefits.

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

Members' contributions under the basic Plan and additional contributions under the Investment Plan may be made in the
form   of  contributions  from  after-tax  earnings  and/or
contributions from before-tax earnings, which have the effect of reducing current taxable earnings for federal
income  tax  purposes.   A  member's  aggregate  before-tax
contributions may not exceed 16% of the member's creditable compensation (up to 6% in before-tax contributions under the basic Plan and up to 10% in before-tax contributions under the Investment Plan) subject to an overall limit on before tax contributions imposed by the Internal Revenue Code. For 1995, the Internal Revenue Code limit on before-tax contribution was $9,240.

                    PROFIT PARTICIPATION PLAN OF
                  THE DUN & BRADSTREET CORPORATION

            NOTES TO THE FINANCIAL STATEMENTS - (Continued)


Note 2. Plan Description (Cont.)

To comply with certain provisions of the Tax Reform Act of 1986 (the "Act"), the Plan limits maximum covered compensation as defined by the Secretary of the Treasury. The maximum covered compensation for purposes of determining member and Company contributions under the Plan for 1995 was $150,000. Additionally, the Plan provides for graduated vesting in the value of company contributions to a member's Plan account over a six year period beginning on the member's initial employment date with the Company.

Upon termination of service with participating companies, members become eligible for a lump sum distribution of the vested portion of their account balance. Retired and terminated members who have an account balance in excess of $3,500 may elect various forms of deferred distribution.

Members may obtain loans from the Plan, which are secured by the vested balance in their accounts. The Plan limits the total number and amount of loans outstanding at any time for each member. Interest rates applicable to Plan loans are commensurate with prevailing rates of interest charged on similar commercial loans determined in the marketplace. The total number of members with outstanding loans at December 31, 1995 was 6,114.

Amounts  forfeited by nonvested or partially vested  members who  terminated  during the year ended  December  31,  1995,
totaled   $590,760.   Forfeited amounts reduce future Company
contributions.

While the Company has not expressed any intent to discontinue its contributions or to terminate the Plan, it is free to do so at any time subject to the provisions of the Employee Retirement Income Security Act of 1974 and the Internal Revenue Code which state that, in such event, all members of the Plan shall be fully vested in the amounts credited to their accounts.

On  January  1,  1994,  associates of IDC,  a  wholly  owned
subsidiary  of  The  Dun  &  Bradstreet  Corporation,   were
admitted to participation into the Plan. On July 1, 1994, $13,984,000 in assets were transferred into the Plan from the IDC Profit Plan. On September 26, 1995, in connection with the sale of IDC $18,976,372 in assets of the IDC Profit
Plan were transferred to Pearson Savings Plan. On October 2, 1995, associates of Financial Proformas, Inc., a wholly owned subsidiary of The Dun & Bradstreet Corporation, were admitted to participation in the Plan. On December 12, 1995, $920,101 in assets were transferred into the Plan for Financial Proformas, Inc.

                  PROFIT PARTICIPATION PLAN OF
                THE DUN & BRADSTREET CORPORATION

              NOTES TO THE FINANCIAL STATEMENTS - (Continued)


Note 3.  Investment Funds

Members of the Plan can elect to have amounts credited to their Plan accounts invested in one or more of four investment funds: an Equity Index Fund, a Dun & Bradstreet Common Stock Fund, a Special Fixed Income Fund and a Long-Term Bond Index Fund.

Contributions received from members and participating companies are temporarily invested in Bankers Trust Company Short-Term Investment Fund, pending investment into the funds. Investments of the Special Fixed Income Fund consist entirely of investment contracts with insurance companies which represents a concentration of credit risk. However, the Plan does not anticipate nonperformance by the insurance companies.

The  recordkeeper  maintains  individual  account   records
reflecting each member's interest in the Plan and in each fund of the Plan in which such member invests. Members' interests in each fund of the plan are represented by cash value. For each fund of the Plan, the cash value and number of participants were as follows:

                                            December 31,
                                        1995           1994

BZW Barclays Equity Index Fund:
   Cash Value                      $297,226,332   $207,619,023
   Number of participants                12,471         12,562
Dun & Bradstreet Common Stock Fund:
   Cash Value                      $139,995,119   $121,109,008
   Number of participants                10,165         11,168
Special Fixed Income Fund:
   Cash Value                      $409,391,792   $409,896,535
   Number of Participants                13,699         14,647
BZW Barclays Long-Term Bond Index Fund:
   Cash Value                      $ 49,879,056  $  39,473,724
   Number of participants                 5,112          5,003

The variance between the cash value at December 31, 1995 and December 31, 1994, and the net assets available for plan benefits at December 31, 1995 and December 31, 1994 is the distribution payable amount for each fund.

Note 4.  Tax Status

The  Plan  obtained  a determination  letter   on July 7, 1995
in which the Internal Revenue Service stated that the Plan was in compliance with the requirements for a qualified trust under Section 401(a) of the Internal Revenue Code (the "Code") and is exempt from Federal income taxes under the provisions of
Section 501(a) of the Code.

                PROFIT PARTICIPATION PLAN OF
              THE DUN & BRADSTREET CORPORATION

         NOTES TO FINANCIAL STATEMENTS - (Continued)

Note 5.  Investment in Group Trust

The  investment  reflected in the Statement  of  Net  Assets
Available for Plan Benefits represents the Plan's  share  of total assets in the Group Trust which is 96.5% at December  31,
1995 and 1994.  Assets  at  fair value  in  the  Group Trust are summarized  as  follows  (in thousands):
                                                        December 31,
                                                        1995    1994

BZW Barclays Equity Index Fund                     $302,503*   $210,407*
The Dun & Bradstreet Corporation Common Stock       146,717*    125,308*
Ameritech Corporation Common Stock                    2,155       1,127
Prudential Annuity Contract                          31,681      71,168*
New York Life Annuity Contract                       61,770*     42,062*
John Hancock Annuity Contract                       123,691*    119,481*
Principal Mutual Annuity Contract                   151,241*    138,432*
MetLife Annuity Contract                             64,035*     55,371*
BZW Barclays Long Term-Bond Index Fund               49,680*     40,011*
Loan Account                                         28,797      28,739
Bankers Trust Short-Term Investment Fund              4,398       9,110
         Total Investments                         $966,668    $841,216
Accrued interest and dividends                        2,378       2,420
       Total assets in Group Trust                 $969,046    $843,636

* These investments represented 5% or more of the total Plan assets.

The Group Trust's investments had the following income during 1995
(in thousands):

Net Appreciation

Investments, at fair value as
     determined by quoted market prices:

BZW Barclays Equity Index Fund                               $  74,654
The Dun & Bradstreet Corporation/Ameritech Common Stock         22,790
BZW Barclays Long-Term Bond Index Fund                           4,444
           Total net appreciation                             $101,888

                PROFIT PARTICIPATION PLAN OF
              THE DUN & BRADSTREET CORPORATION

         NOTES TO FINANCIAL STATEMENTS - (Continued)


Note 5.  Investments (Cont.)

Investment Income

Interest                                                     39,447
Dividends                                                     6,104
                Total Investment Income                      45,551

Group Trust Income                                         $147,439

The Plan's allocated income in the Group Trust represents its participating share throughout the year ended December
31, 1995.

Investments in securities are included at fair  value.   The
fair value of investments is determined utilizing the applicable December 31 closing sales prices as quoted in published financial sources.

Investments  in Bankers Trust Company Short-Term  Investment
Fund, the BZW Barclays Equity Index Fund and the BZW Barclays
Long-Term Bond Index Fund are valued at the applicable
December 31 redemption prices reported by the managers of the Funds.

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

The net appreciation in the fair value of the Group Trust's investments consists of realized gains and losses and the unrealized appreciation on those investments for the year.

Note 6.  Plan Expenses

Transaction and investment manager fees relating to investments in the Dun & Bradstreet Common Stock Fund, Equity Index Fund, and Long-Term Bond Index Fund are charged against Plan assets. Trustee fees and other expenses of administering the Plan are borne by the Company.

                   PROFIT PARTICIPATION PLAN OF
                 THE DUN & BRADSTREET CORORATION

              NOTES TO FINANCIAL STATEMENTS - (Continued)


Note 7. Subsequent Event

On January 9, 1996, The Dun & Bradstreet Corporation announced a plan to reoorganize into three public independent companies by spinning-off two of its businesses to shareholders and divesting several other divisions. In connection therewith, it is anticipated that the two new companies will adopt new savings plans for their associates. Assets and liabilities attributable to the associates of the new companies may be transferred from the Group Trust to these new plans.

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



                               DonTech Profit Participation Plan
                                         (Name of Plan)



                              BY:  _________________________
                                         Reid Simpson
                                   Vice President - Finance &
                                     Chief Financial Officer


Date:  June 17, 1996

             CONSENT OF INDEPENDENT ACCOUNTANTS

We consent to the incorporation by reference in (i) the registration statement of Ameritech Corporation on Form S-8 (File No. 33-49036), and (ii) the registration statement of The Dun & Bradstreet Corporation on Form S-8 (File No. 33-49060), of our report dated June 7, 1996 on our audits of the financial statements of the DonTech Profit Participation Plan as of December 31, 1995 and 1994 and for the year ended December 31, 1995, which report is included in this annual report on Form 11-K.


                                Coopers & Lybrand L.L.P.



New York, New York
June 17, 1996

              DONTECH PROFIT PARTICIPATION PLAN

                INDEX TO FINANCIAL STATEMENTS


                                                         Pages F-

Report of Independent Accountants                                 2
Statements of Net Assets Available for Plan Benefits as of
  December 31, 1995 and 1994                                    3-4
Statement of Changes in Net Assets Available for Plan
Benefits for the year Ended December 31, 1995                     5
Notes to the Financial Statements                              6-12

                      _________________

              REPORT OF INDEPENDENT ACCOUNTANTS


To the Employee Benefits Committee of The Board of Directors of AM-DON GENERAL PARTNERSHIP:

      We have audited the accompanying statements of net assets available for plan benefits of the DONTECH PROFIT PARTICIPATION PLAN (the "Plan") as of December 31, 1995 and 1994, and the related statement of changes in net assets available for plan benefits for the year ended December 31, 1995. These financial statements are the responsibility of the Plan's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the net assets available for plan benefits of the Plan as of December 31, 1995 and 1994, and changes in its net assets available for plan benefits for the year ended December 31, 1995 in conformity with generally accepted accounting principles.

     Our audits were performed for the purpose of forming an opinion on the basic financial statements taken as a whole. The fund information in the statement of net assets available for plan benefits as of December 31, 1995 and 1994 and the statement of changes in net assets available for plan benefits for the year ended December 31, 1995 is presented for purposes of additional analysis rather than to present the net assets available for plan benefits and changes in net assets available for plan benefits of each fund. The Fund Information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

                                  Coopers & Lybrand L.L.P.


New York, New York
June 7, 1996

              DONTECH PROFIT PARTICIPATION PLAN
  STATEMENT OF NET ASSETS AVAILABLE FOR PLAN BENEFITS, WITH
                       FUND INFORMATION
                      December 31, 1995
                   (Dollars in Thousands)



                                         FUND INFORMATION


                                    Company Stock Fund  Special Long-Term
                            Equity                       Fixed   Bond
                            Index   Dun &               Income  Index    Loan
                    Total    Fund  Bradstreet Ameritech  Fund    Fund  Account

 ASSETS

Investment in Group
 Trust, at fair
  value            $34,000   7,476   5,166     2,189    17,251  1,168      750

Accrued interest
 receivable on
 participant loans       4       1       1         1         1      0        0

Interfund receivable
 (payable)               0     (27)      3         3        13      8        0

Contributions
 receivable:
  From employer        331     100      54        55       108       14      0
  From participant     186      37      19        26        98        6      0

  Total Assets      34,521   7,587   5,243     2,274    17,471    1,196    750

Net assets available
 for plan
    benefits       $34,521  $7,587  $5,243    $2,274   $17,471   $1,196   $750




     The accompanying note are an integral part of the financial statements.

              DONTECH PROFIT PARTICIPATION PLAN
   STATEMENT OF NET ASSETS AVAILABLE FOR PLAN BENEFITS, WITH
                      FUND INFORMATION
                      December 31, 1994
                   (Dollars in Thousands)



                                         FUND INFORMATION


                                  Company Stock Fund    Special  Long-Term
                           Equity                         Fixed    Bond
                           Index   Dun &                 Income   Index   Loan
                  Total     Fund   Bradstreet  Ameritech  Fund     Fund  Account

     ASSETS

Investments in
 Group Trust at,
 fair value       $29,204   $4,497   $4,956     $1,281   $16,845   $990    $687

Accrued interest
 receivable on
 participant loans      2        1        0          0         1       0      0

Interfund receivable
 (payable)              0      (43)    (159)        (6)      214      (6)     0

Contributions
 receivable:
  From employer        44       12       10         9        12       1       0
  From participant    176       54       33        30        56       3       0

Total assets       29,426    4,521    4,840     1,314    17,128     988     635

Net assets
 available for
 plan benefits    $29,426   $4,521   $4,840    $1,314   $17,128    $988    $635


The accompanying notes are an integral part of the financial statements.

              DONTECH PROFIT PARTICIPATION PLAN
    STATEMENT OF CHANGES IN NET ASSETS AVAILABLE FOR PLAN
               BENEFITS, WITH FUND INFORMATION
                     Dececmber 31, 1995
                   (Dollars in Thousands)



                                      FUNDNFORMATION


                                   Company Stock Fund    Special  Long-Term
                            Equity                         Fixed   Bond
                            Index     Dun &                Income  Index   Loan
                     Total   Fund  Bradstreet  Ameritech  Fund    Fund   Account

Allocated income
 in Group Trust      $4,822  $1,848     $989       $706    $1,089   $154   $36

Accrued interest
 income on participant
 loans                    4       1        1          1         1      0     0

Contributions
 receivable:
 From employer        1,015     313      168        168       322     44     0
 From participants    2,138     705      276        306       769     82     0

Participant loan
 repayments               0     94        56         55       120     11   (336)

Distributions to
 participants        (2,802)  (463)     (429)      (141)   (1,605)  (164)     0

Loans to
 participants           (82)  (126)      (67)       (50)     (246)    (8)   415

Interfund transfers       0    694      (591)       (85)     (107)    89      0

Net increase (decrease)
 for the year         5,095  3,066       403        960       343    208    115

Net assets available
 for plan benefits,
 as of January 1,
   1995              29,426  4,521     4,840      1,314    17,128    988    635

Net assets available
 for plan benefits,
 as of December 31,
   1995             $34,521 $7,587    $5,243     $2,274   $17,471 $1,196   $750




  The accompanying notes are an integral part of the financial statements.

              DONTECH PROFIT PARTICIPATION PLAN

                NOTES TO FINANCIAL STATEMENTS


Note 1.  Summary of Significant Accounting Policies

Master  Trust    AM-DON, a general partnership  between  The
Reuben H. Donnelly Corporation and Ameritech Publishing of Illinois, Inc. doing business under the name DonTech, ("DonTech"), has adopted the DonTech Profit Participation Plan (the
"Plan")  for  the  benefit of its eligible associates.   The
assets of the DonTech Profit Participation Plan (the "Plan")
are  commingled for investment purposes with the  assets  of
The Profit Participation Plan of The Dun & Bradstreet Corporation in the Dun & Bradstreet Defined Contribution
Plan  Group  Trust  (the  "Group  Trust"),  a  master  trust established  between  The Dun & Bradstreet  Corporation  and
Bankers   Trust   Company  (the  "Trustee").    The   Plan's
investment in the Group Trust is based on its relative interest in the fair value of the assets held in the Group
Trust.   Investment  income, gains and losses  on  sales  of
investments and net appreciation/depreciation in the fair value of investments are allocated to the Plan based upon its relative investment balances at fair value, during the valuation period.

Contributions  Contributions by participants ("members") are
recorded   in  the  period  payroll  deductions  are   made.
Contributions by DonTech are based upon amounts required to be funded under the provisions of the Plan.

Distributions   Distributions  are  recorded  when paid.

Liabilities of $314,269 and $668,730 for the years ended December 31, 1995 and December 31, 1994 respectively, relating to participants who have elected to withdraw from the Plan but have not yet been paid, have been reflected on the Forms 5500. The difference between distributions to participants reported in the statement of changes in net assets available for plan benefits and the Form 5500 for the year ended December 31, 1995 amounted to $354,461.

Use of Estimates   The preparation of financial statements in
conformity with generally accepted accounting principles requires management to make significant estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Risks and Uncertainties The Plan provides for various investment options in any combination of stocks, bonds, fixed income securities, and other investment securities. Certain investment securities are exposed to various risks, such as interest rate, market and credit. Due to the level of risk associated with certain investment securities and the level of uncertainty related to changes in value of investment securities, it is at least reasonably possible that changes in risks in the near term would materially affect participants' accout balances and the amounts reported in the statement of net assets available for plan benefits and the statement of changes in net assets available for plan benefits.

                   DONTECH PROFIT PARTICIPATION PLAN

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

Members' contributions under the basic Plan and additional contributions under the Investment Plan may be made in the
form   of  contributions  from  after-tax  earnings  and/or
contributions from before-tax earnings, which have the effect of reducing current taxable earnings for federal
income  tax  purposes.   A  member's  aggregate  before-tax
contributions may not exceed 16% of the member's creditable compensation (up to 6% in before-tax contributions under the basic Plan and up to 10% in before-tax contributions under the Investment Plan) subject to an overall limit on before tax contributions imposed by the Internal Revenue Code. For 1995, the Internal Revenue Code limit on before-tax contribution was $9,240.

                DONTECH PROFIT PARITICPATION PLAN

Note 2. Plan Description (Cont.)

To comply with certain provisions of the Tax Reform Act of 1986 (the "Act"), the Plan limits maximum covered compensation as defined by the Secretary of the Treasury. The maximum covered compensation for purposes of determining member and Company contributions under the Plan for 1995 was $150,000. Additionally, the Plan provides for graduated vesting in the value of company contributions to a member's Plan account over a six year period beginning on the member's initial employment date with the Company.

Upon termination of service with DonTech, members become eligible for a lump sum distribution of the vested portion of their account balance. Retired and terminated members who have an account balance in excess of $3,500 may elect various forms of deferred distribution.

Members may obtain loans from the Plan, which are secured by the vested balance in their accounts. The Plan limits the total number and amount of loans outstanding at any time for each member. Interest rates applicable to Plan loans are commensurate with prevailing rates of interest charged on similar commercial loans determined in the marketplace. The total number of members with outstanding loans at December 31, 1995 was 172.

Amounts forfeited by nonvested or partially vested members who terminated during the year ended December 31, 1995, totaled $26,466. Forfeited amounts reduce future DonTech contributions.

While DonTech has not expressed any intent to discontinue its contributions or to terminate the Plan, it is free to do so at any time subject to the provisions of the Employee Retirement Income Security Act of 1974 and the Internal Revenue Code which state that, in such event, all members of the Plan shall be fully vested in the amounts credited to their accounts.

Note 3.  Investment Funds

Members of the Plan can elect to have amounts credited to their Plan accounts invested in one or more of four investment funds: an Equity Index Fund, an Ameritech/Dun & Bradstreet Common Stock Fund, a Special Fixed Income Fund and a Long-Term Bond Index Fund.

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

                 DONTECH PROFIT PARITICIPATION PLAN

            NOTES TO FINANCIAL STATEMENT - (Contiued)


Note 3. Investment funds (Cont.)

The   recordkeeper  maintains  individual  account   records
reflecting  each member's interest in the Plan and  in  each
fund  of  the  Plan in which such member invests.   Members'
interests in each fund of the Plan  are represented by  cash value.  For each fund of the Plan, the cash value and number of participants were as follows:
                                                   December 31,
                                                 1995          1994

BZW Barclays Equity Index Fund:
       Cash Value                          $ 7,517,523     $ 4,426,172
       Number of participants                      366             334
Dun & Bradstreet Common Stock Fund:
       Cash Value                          $ 5,211,244     $ 4,776,114
       Number of participants                      452             461
Ameritech Common Stock Fund:
       Cash Value                          $ 2,239,902     $ 1,279,316
       Number of participants                      421             415
Special Fixed Income Fund:
       Cash Value                          $17,304,688     $16,669,037
       Number of Participants                      416             409
BZW Barclays Long-Term Bond Index Fund:
       Cash Value                          $ 1,182,658    $    974,422
       Number of participants                      100              90

The variance between the cash value at December 31, 1995 and December 31, 1994, and the net assets available for plan benefits at December 31, 1995 and December 31, 1994 is the distribution payable amount for each fund.

Note 4.  Tax Status

The Plan obtained a determination letter on January 31, 1996 in which the Internal Revenue Service stated that the Plan was in compliance with the requirements for a qualified trust under Section 401(a) of the Internal Revenue Code (the "Code"). As of December 31, 1995, DonTech believes the Plan is in compliance with the applicable requirements and is exempt from Federal Income taxes under the provisions of Section 501(a) of the Code.

              DONTECH PROFIT PARTICIPATION PLAN

Note 5.  Investment in Group Trust

The  investment  reflected in the statement  of  net  assets available for plan benefits represents the Plan's  share  of total  assets in the Group Trust which is 3.5% at December 31,
1995 and 1994.  Assets  at  fair value  in  the  Group Trust are summarized  as  follows  (in thousands):
                                                        December 31,
                                                    1995           1994

BZW Barclays Equity Index Fund                  $302,503*       $210,407*
The Dun & Bradstreet Corporation Common Stock    146,717*        125,308*
Ameritech  Corporation  Common  Stock              2,155           1,127
Prudential  Annuity  Contract                     31,681          71,168*
New  York  Life  Annuity Contract                 61,770*         42,062*
John   Hancock  Annuity  Contract                123,691*        119,481*
Principal  Mutual   Annuity  Contract            151,241*        138,432*
MetLife    Annuity    Contract                    64,035*         55,371*
BZW Barclays Long-Term Bond Index Fund            49,680*         40,011*
Loan Account                                      28,797          28,739
Bankers Trust Short-Term Investment Fund           4,398           9,110
     Total Investments                          $966,668        $841,216
Accrued interest and dividends                     2,378           2,420
       Total assets in Group Trust              $969,046        $843,636

*  These investments represented 5% or more of total Plan assets.

The Group Trust's investments had the following income during 1995
(in thousands):

Net Appreciation

Investments, at fair value as
     determined by quoted market prices:

BZW Barclays Equity Index  Fund                           $74,654
The Company Stock Fund                                     22,790
BZW Barclays Long-Term Bond Index Fund                      4,444
           Total net appreciation                       $ 101,888

Investment Income

Interest                                                   39,447
Dividends                                                   6,104
     Total Investment Income                               45,551

Group Trust Income                                       $147,439
                            F-10

              DONTECH PROFIT PARTICIPATION PLAN

Note 5.  Investments (Cont.)

The Plan's allocated income in the Group Trust represents its participating share throughout the year ended December
31, 1995.

Investments in securities are included at fair  value.   The
fair value of investments is determined utilizing the applicable December 31 closing sales prices as quoted in published financial sources.

Investments in Bankers Trust Company Short-Term Investment Fund, the BZW Barclays Bank Equity Index Fund and the BZW Barclays Long-Term Bond Index Fund are valued at the applicable December 31 redemption prices reported by the managers of the Funds.

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

The net appreciation in the fair value of the Group Trust's investments consists of realized gains and losses and the unrealized appreciation on those investments for the year.

Note 6.  Plan Expenses

Transaction and investment manager fees relating to investments in the Ameritech/Dun & Bradstreet Common Stock Fund , Equity Index Fund, and Long Term Bond Index Fund are charged against Plan assets. Trustee fees and other expenses of administering the Plan are borne by DonTech.

               DONTECH PROFIT PARTICIPATION PLAN

Note 7. Subsequent

On January 9, 1996, The Dun & Bradstreet Corporation announced a plan to reorganize into three public independent companies by spinning-off two of its businesses to shareholders and divesting several other divisions.