Form 10-Q
period 1996-06-30
DUN & BRADSTREET CORP
filed 1996-08-13
CIK 30419

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549


                                    FORM 10-Q

(Mark one)

(X)QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                  For the quarterly period ended June 30, 1996

                                       OR

( )TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

        For the transition period from                   to
                                  ---------------        ---------------

                          Commission file number 1-7155


                        THE DUN & BRADSTREET CORPORATION
- - -------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

              Delaware                                  13-2740040
- - -------------------------------------          ------------------------------
- - -------------------------------------          ------------------------------
      (State of Incorporation)              (I.R.S. Employer Identification No.)

    187 Danbury Road, Wilton, CT                          06897
- - -------------------------------------          ------------------------------
- - -------------------------------------          ------------------------------
(Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code              (203) 834-4200
                                                                --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                      --   --

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
                                                    Shares Outstanding
           Title of Class                            at July 31, 1996
           --------------                           ------------------
            Common Stock,                             170,090,834
         par value $1 per share

                        THE DUN & BRADSTREET CORPORATION

                               INDEX TO FORM 10-Q



PART I. FINANCIAL INFORMATION                                            PAGE

Item 1. Financial Statements

Condensed Consolidated Statement of Income (Unaudited)
      Three Months Ended June 30, 1996 and 1995                            3
      Six Months Ended June 30, 1996 and 1995                              4

Condensed Consolidated Statement of Cash Flows (Unaudited)
      Six Months Ended June 30, 1996 and 1995                              5

Condensed Consolidated Statement of Financial Position (Unaudited)
      June 30, 1996 and December 31, 1995                                  6

Notes to Condensed Consolidated Financial Statements (Unaudited)          7-9

Item 2. Management's Discussion and Analysis of Financial
            Condition and Results of Operations                           9-12


PART II.  OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders               13

Item 6. Exhibits and Reports on Form 8-K                                  13

SIGNATURES                                                                14


PART I. FINANCIAL INFORMATION
Item I. FINANCIAL STATEMENTS

THE DUN & BRADSTREET CORPORATION
CONDENSED  CONSOLIDATED  STATEMENT OF INCOME (Unaudited)
(In millions except pershare amounts)

                                                                                                    Three Months Ended
                                                                                                         June 30
                                                                                       ---------------------------------------------

                                                                                                    1996                       1995
                                                                                       ------------------          -----------------
Operating Revenue                                                                               $1,377.9                   $1,307.4

Operating Costs                                                                                    852.7                      565.8

Selling and Administrative Expenses                                                                518.3                      521.6
                                                                                       ------------------          -----------------

Operating Income                                                                                     6.9                      220.0

Interest Expense - Net                                                                               4.1                        5.3
Other Expense - Net                                                                                 19.5                       12.6
                                                                                       ------------------          -----------------
Non-Operating Expense - Net                                                                         23.6                       17.9

(Loss) Income Before Provision for Taxes                                                           (16.7)                     202.1

Provision for Income Taxes                                                                           8.7                       56.0
                                                                                       ------------------          -----------------

Net (Loss) Income                                                                                 $(25.4)                    $146.1
                                                                                       ==================          =================


(Loss) Earnings Per Share of Common Stock                                                         $(0.15)                     $0.86
                                                                                       ==================          =================


Dividends Paid Per Share of Common Stock                                                           $0.66                      $0.66
                                                                                       ==================          =================

Average Number of Shares Outstanding                                                               170.1                      169.6




See accompanying notes to the condensed consolidated financial statements (unaudited).

                                                                    -3-



THE DUN & BRADSTREET CORPORATION
CONDENSED  CONSOLIDATED  STATEMENT OF INCOME (Unaudited)
(In millions except per share amounts)

                                                                                                     Six Months Ended
                                                                                                         June 30
                                                                                       ---------------------------------------------

                                                                                                    1996                       1995
                                                                                       ------------------          -----------------
Operating Revenue                                                                               $2,649.9                   $2,527.0

Operating Costs                                                                                  1,500.8                    1,164.8

Selling and Administrative Expenses                                                                999.7                      997.4

Restructuring Income - Net                                                                           0.0                      (28.0)
                                                                                       ------------------          -----------------

Operating Income                                                                                   149.4                      392.8

Interest Expense - Net                                                                               7.7                       11.8
Other Expense - Net                                                                                 35.8                       28.3
                                                                                       ------------------          -----------------
Non-Operating Expense - Net                                                                         43.5                       40.1

Income Before Provision for Taxes                                                                  105.9                      352.7

Provision for Income Taxes                                                                          43.6                       97.7
                                                                                       ------------------          -----------------

Net Income                                                                                         $62.3                     $255.0
                                                                                       ==================          =================


Earnings Per Share of Common Stock                                                                 $0.37                      $1.50
                                                                                       ==================          =================


Dividends Paid Per Share of Common Stock                                                           $1.32                      $1.31
                                                                                       ==================          =================

Average Number of Shares Outstanding                                                               169.8                      169.6



See accompanying notes to the condensed consolidated financial statements (unaudited).

                                                                    -4-





                                             THE DUN & BRADSTREET CORPORATION
                                             CONDENSED CONSOLIDATED STATEMENT
                                                 OF CASH FLOWS (UNAUDITED)

- - -----------------------------------------------------------------------------------------------------------------------------------
- - -----------------------------------------------------------------------------------------------------------------------------------
                                                                                                   Six Months Ended June 30
(Amounts in millions)                                                                                  1996            1995
- - -----------------------------------------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities:
Net Income                                                                                            $62.3          $255.0
Reconciliation of Net Income to Net Cash
  Provided by Operating Activities:
    Depreciation and Amortization                                                                     216.0           234.5
    Impairment and Other Losses from Sale of Businesses, Net of Taxes                                 163.0               0
    Gain from Sale of Business                                                                            0           (28.0)
    Restructuring Payments                                                                            (35.1)          (56.6)
    Postemployment Benefits Expense                                                                    14.0             8.5
    Postemployment Benefit Payments                                                                   (33.5)          (61.4)
    Payments Related to 1995 Provision for Reorganization                                             (36.2)              0
    Net Decrease in Accounts Receivable                                                                65.1            20.7
    Unearned Subscription Income                                                                       95.6           107.2
    Income Taxes Paid - Net of Refunds                                                                 (4.1)          (62.4)
    Net Changes in Other Working Capital Items                                                        (73.8)          (31.9)
- - -----------------------------------------------------------------------------------------------------------------------------------
Net Cash Provided by Operating Activities                                                             433.3           385.6
- - -----------------------------------------------------------------------------------------------------------------------------------
Cash Flows from Investing Activities:
Proceeds from Marketable Securities                                                                    29.4            27.8
Payments for Marketable Securities                                                                    (47.2)           (9.6)
Proceeds from Sale of Businesses                                                                       23.5            29.0
Capital Expenditures                                                                                 (122.1)         (142.3)
Additions to Computer Software and Other Intangibles                                                  (98.8)          (97.8)
Increase in Other Investments and Notes Receivable                                                    (15.0)          (11.7)
Other                                                                                                  15.3           (13.7)
- - -----------------------------------------------------------------------------------------------------------------------------------
Net Cash Used in Investing Activities                                                                (214.9)         (218.3)
- - -----------------------------------------------------------------------------------------------------------------------------------
Cash Flows from Financing Activities:
Payment of Dividends                                                                                 (224.2)         (223.5)
Payments for Purchase of Treasury Shares                                                               (3.3)          (35.4)
Net Proceeds from Exercise of Stock Options                                                            38.3            13.0
(Decrease) Increase in U.S. Short-term Borrowings                                                      (4.5)          151.2
Other                                                                                                   3.6            21.6
- - -----------------------------------------------------------------------------------------------------------------------------------
Net Cash Used in Financing Activities                                                                (190.1)          (73.1)
- - -----------------------------------------------------------------------------------------------------------------------------------
Effect of Exchange Rate Changes on Cash and Cash Equivalents                                           (4.3)           20.8
- - -----------------------------------------------------------------------------------------------------------------------------------
Increase in Cash and Cash Equivalents                                                                  24.0           115.0
Cash and Cash Equivalents, Beginning of Year                                                          385.5           335.4
- - -----------------------------------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents, End of Period                                                             $409.5          $450.4
- - -----------------------------------------------------------------------------------------------------------------------------------
- - -----------------------------------------------------------------------------------------------------------------------------------

See accompanying notes to the condensed consolidated financial statements (unaudited).

                                                           - 5 -



THE DUN & BRADSTREET CORPORATION
Condensed Consolidated Statement of Financial Position (Unaudited)
(Amounts in millions)
- - -----------------------------------------------------------------------------------------------------------------------------------
                                                                                      June 30           December 31
                                                                                         1996                  1995
- - -----------------------------------------------------------------------------------------------------------------------------------
Assets

Current Assets
Cash and Cash Equivalents                                                             $409.5                $385.5
Marketable Securities                                                                   73.5                  52.8
Accounts Receivable-Net                                                              1,371.8               1,451.7
Other Current Assets                                                                   451.7                 408.5
                                                                                 ------------          ------------
       Total Current Assets                                                          2,306.5               2,298.5
- - ------------------------------------------------------------------------------------------------------------------------------------
Investments
Marketable Securities                                                                  133.1                 139.5
Other Investments and Notes Receivable                                                 353.0                 336.9
                                                                                 ------------          ------------
       Total Investments                                                               486.1                 476.4
- - ------------------------------------------------------------------------------------------------------------------------------------
Property, Plant and Equipment-Net                                                      876.4                 874.4
- - ------------------------------------------------------------------------------------------------------------------------------------
Other Assets-Net
Deferred Charges                                                                       366.1                 366.3
Computer Software                                                                      331.1                 312.3
Other Intangibles                                                                      153.6                 178.5
Goodwill                                                                               816.4               1,009.4
                                                                                 ------------          ------------
       Total Other Assets-Net                                                        1,667.2               1,866.5
- - ------------------------------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                                        $5,336.2              $5,515.8
- - ------------------------------------------------------------------------------------------------------------------------------------

Liabilities and Shareholders' Equity

Current Liabilities
Accounts  Payable                                                                     $305.9                $357.6
Short-term Debt                                                                        446.1                 444.5
Accrued and Other Current Liabilities                                                1,331.4               1,364.3
Accrued Income Taxes                                                                    62.9                  42.1
Redeemable Partnership Interests                                                       625.0                 625.0
                                                                                 ------------          ------------
       Total Current Liabilities                                                     2,771.3               2,833.5
- - ------------------------------------------------------------------------------------------------------------------------------------
Unearned Subscription Income                                                           413.1                 319.6
Postretirement and Postemployment Benefits                                             536.0                 553.3
Deferred Income Taxes                                                                  155.3                 167.7
Other Liabilities and Minority Interests                                               414.7                 459.2
- - ------------------------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES                                                                   $4,290.4              $4,333.3
- - ------------------------------------------------------------------------------------------------------------------------------------
Shareholders' Equity                                                                $1,045.8              $1,182.5
- - ------------------------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                          $5,336.2              $5,515.8
- - ------------------------------------------------------------------------------------------------------------------------------------

See accompanying notes to the condensed consolidated financial statements (unaudited).



THE DUN & BRADSTREET CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 - Interim Consolidated Financial Statements

These interim consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and should be read in conjunction with the consolidated financial statements and related notes of The Dun & Bradstreet Corporation (the "Company" or "D&B") 1995 Annual Report on Form 10-K. In the opinion of management, all adjustments (consisting of normal recurring accruals), considered necessary for a fair presentation of financial position, results of operations and cash flows at the dates and for the periods presented have been included. Certain prior-year amounts have been reclassified to conform with the 1996 presentation.

On January 9, 1996, the Company announced a plan to reorganize into three publicly traded independent companies by spinning off through a tax-free distribution two of its businesses to shareholders. The three companies will be:
Cognizant Corporation, consisting of IMS International, Gartner Group, Nielsen Media Research, Pilot Software, Satyam Software and Erisco; The Dun & Bradstreet Corporation, consisting of Dun & Bradstreet Information Services, Moody's Investors Service and Reuben H. Donnelley; and ACNielsen. As discussed below, in connection with the reorganization, several other divisions, such as Dun & Bradstreet Software (DBS) and American Credit Indemnity (ACI) will be divested. The distribution is subject to final approval by the Company's board of directors and obtaining a ruling from the Internal Revenue Service will respect to the tax-free treatment of the distribution.

Note 2 - Assets Held for Sale

In May the Company completed the sale of the Proprietary West division of Reuben
H. Donnelley. Additionally, in late May, the Company entered into a definitive agreement to sell ACI and in June, the Company obtained a letter of intent for a buyer to acquire DBS. These divestitures are expected to close in the third quarter. In connection with these divestitures, the Company recorded within operating costs a charge of $212.3 million ($163.0 million, after tax), reflecting primarily impairment and realized losses.

The aggregate carrying amount of the businesses held for sale at fair value, less costs to sell totaled $281.7 million at June 30, 1996. For the quarter and six months ended June 30, 1996, aggregate operating results of the businesses to be divested before the applicable losses ($187.3 million) were as follows (in millions):

                                       Quarter                    Six Months
                                        Ended                        Ended
                                       6/30/96                      6/30/96
                                      ---------                    ---------
Operating Revenue                       $100.5                      $195.3

Operating Income                          $8.0                        $1.2

The Company also recorded within selling and administrative expenses $9.0 million in reorganizaton transaction costs.

Note 3 - Financial Instruments with Off-Balance-Sheet Risk

The Company is a party to financial instruments with off-balance-sheet-risk, which are entered into in the normal course of business to reduce exposure to fluctuations in interest and foreign exchange rates. Interest rate swap agreements are entered into primarily as hedges against variable interest rate exposures. During the second quarter of 1996, the Company executed swap agreements which effectively fixed interest rates on an additional $100 million of variable rate debt. As a result, at June 30, 1996, the Company had swap agreements outstanding to fix interest rates on a total of $500 million of variable rate debt through January 2005. The weighted average fixed rate payable under these agreements is 7.08%. The differential interest to be paid or received under these agreements is included in interest expense over the life of the debt.

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

For financial reporting purposes, the assets, liabilities, results of operations and cash flows of the partnerships described above are included in the Company's consolidated financial statements. The third-parties investments in these partnerships at June 30, 1996 and December 31, 1995 totaled approximately $625 million, and are reflected in redeemable partnership interests. Third-parties share of partnerships results of operations, including specified returns, is reflected in other expense-net.

Note 5 - Litigation

  The Company and its subsidiaries are involved in legal proceedings, claims and litigation arising in the ordinary course of business.
     In addition, Directorate General IV of the Commission of the European Union is currently investigating ACNielsen Company ("ACNielsen") for the possible violation of European Union competition law. In May 1996, the Commission issued a Statement of Objections with respect to certain of ACNielsen's practices in Europe, including discounting and other sales practices. ACNielsen intends to respond both orally and in writing to the Commission's Statement of Objections. Following the receipt of such submissions and a hearing at which representatives of European Union member states will participate, the Commission may uphold ACNielsen's position and dismiss the complaint or adopt a decision prohibiting any of the practices identified in the Statement of Objections and imposing substantial fines. Any action by the Commission would be subject to review by the European Court of First Instance and the European Court of Justice.
     ACNielsen intends to defend this matter vigorously. In the opinion of management, the outcome of such current legal proceedings, claims and litigation could have a material effect on quarterly or annual operating results when resolved in a future period. However, in the opinion of management , these matters will not materially affect the Company's consolidated financial position.
           In addition, on July 29, 1996, Information Resources, Inc. ("IRI") filed a complaint in the United States District Court for the Southern District of New York, naming as defendants The Dun & Bradstreet Corporation, ACNielsen Company ("ACNielsen") and IMS International, Inc. ("IMS").

           The complaint alleges various violations of United States antitrust law: (1) a violation of Section 1 of the Sherman Act through an alleged practice of tying ACNielsen services in different countries or of ACNielsen and IMS services; (2) a violation of Section 1 of the Sherman Act through alleged unreasonable restraints of trade consisting of the contracts described above and through alleged long-term agreements with multi-national customers; (3) a violation of Section 2 of the Sherman Act for monopolization and attempted monopolization of export markets through alleged exclusive data acquisition agreements with retailers in foreign countries, the contracts with customers described above, and other means; (4) a violation of Section 2 of the Sherman Act for attempted monopolization of the United States market through the alleged exclusive data agreements described above, predatory pricing, and other means; and (5) a violation of Section 2 of the Sherman Act for an alleged use of market power in export markets to gain an unfair competitive advantage in the United States.
           The complaint also alleges two claims of tortious interference with a contract and tortious interference with a prospective business relationship. These claims relate to the acquisition by defendants of Survey Research Group Limited ("SRG"). IRI alleges that SRG violated an alleged agreement with IRI when it agreed to be acquired by defendants and that defendants induced SRG to breach that agreement.
           The Company intends to defend this action vigorously; however, management is unable to predict at this time the final outcome of this matter or whether the resolution of this matter could materially affect the Company's results of operations and/or financial condition.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Reported second-quarter revenue increased by 5.4% to $1,377.9 million from $1,307.4 million a year ago. Excluding the stronger U.S. dollar, second quarter revenue increased approximately 7%. Consolidated first-half revenue increased 4.9% to $2,649.9 million from $2,527.0 million in 1995.

Operating income in the second quarter declined to $6.9 million, compared with $220.0 million in the second quarter of 1995, reflecting a $212.3 million pre-tax charge related to the planned divestiture of DBS and ACI and the sale of the Proprietary West division of Reuben H. Donnelley (RHD) and $9.0 million in reorganization transaction costs. Excluding these costs, second quarter operating income increased 3.7%.

First-half operating income was $149.4 million, compared with operating income of $392.8 million in 1995. Excluding a $28 million pre-tax restructuring gain in the first quarter of 1995, related to the sale of warrants received in connection with the divestiture of Donnelley Marketing, and the 1996 charges described above, operating income increased approximately 2%.

Non-operating expense-net in the second quarter was $23.6 million, compared with $17.9 million of expense in 1995. Non-operating expense-net increased, in part, due to higher minority interest expense related to Gartner Group. First half non-operating expense-net was $43.5 million, compared with non-operating expense-net of $40.1 million a year ago.

The Company reported a net loss of $25.4 million in the second quarter, due to the charges related to the planned divestitures, the sale of the Proprietary West division of RHD and the reorganization costs. Excluding these factors, net income was $146.6 million, essentially unchanged from a year ago. Net income in the first half was $62.3 million, compared with net income of $255.0 million in the first half of last year. Excluding the gain in the first-quarter of 1995 related to the sale of warrants received in connection with the sale of Donnelley Marketing, and the 1996 second quarter charges described above, first-half net income was $234.3 million, essentially unchanged from a year ago.

The Company's first-half effective tax rate was 41.1%, compared with the first-half 1995 effective tax rate of 27.7%. The higher rate in 1996 primarily reflects the lower tax benefits on the charges discussed in Note 2 to the Condensed Consolidated Financial Statements. Excluding the tax effects of the charges, the first-half effective tax rate would have been 28.4%.

Business Segment Highlights

Marketing  Information  Services  reported  a 7.2%  increase  in  second-quarter
- - --------------------------------
revenue to $629.8 million from $587.4 million a year ago. IMS reported revenue of $212.3 million in the second quarter, up 10.9% from a year ago. Revenue growth was driven by worldwide strength in the core sales management products, including the SNAP/Pharma products marketed by IMS's Sales Technologies unit; robust sales of new products, including the Xplorer decision-support system and professional services; and by geographic expansion in South Africa, southeast Asia and eastern Europe.

Nielsen Media Research posted double-digit revenue growth for the period, driven by increased sales of services to new broadcast and cable networks, and growing revenue from new products and services, including local Hispanic audience measurement.

ACNielsen's worldwide revenue increased by 3%. ACNielsen's Americas region continued its strong performance in the second quarter, posting a revenue increase of 6.2% to $116.6 million from $109.8 million in the second quarter a year ago. U.S. operating revenue increased by 3.1% to $69.6 million.
In Europe,  ACNielsen  continued  to invest in  reengineering  efforts designed to improve customer service, quality and speed of delivery. Second-quarter European revenue was $151.4 million compared with $159.1 million a year ago, due to a stronger dollar and customer-service issues resulting from the transition to scanning. Asia/Pacific continued to post double-digit revenue growth, with revenue climbing 19.9% to $62.5 million from $52.2 million a year ago.

Risk   Management  and  Business   Marketing   Information   Services   reported
- - ---------------------------------------------------------------------
second-quarter revenue growth of 3.0% to $438.9 million from $426.1 million a year ago. Dun & Bradstreet Information Services (DBIS) reported second-quarter revenue growth of 3.8% to $332.6 million from $320.7 million a year ago, excluding ACI.

DBIS U.S. posted a 4% increase in second-quarter revenue, up modestly from the first quarter. DBIS Europe's revenue was up 2% in the second quarter, reflecting adverse foreign exchange fluctuations and lower-than-expected performances in Switzerland, Italy and Belgium.

Moody's Investors Service posted strong revenue growth for the second quarter, driven by continued positive results in the bond market.

Software  Services  reported a 12.6% decline in second quarter  revenue to $94.7
- - ------------------
million from $108.2 million a year ago, reflecting in part, a decline in revenue at DBS.

Directory  Information Services reported second quarter revenue of $94.0 million
- - -------------------------------
up 4.6% from $89.9 million a year ago. RHD had solid growth in second quarter revenue, benefiting from the shifting of the publication of several directories from the first quarter to the second quarter, as previously announced.

Other  Business  Services  reported  second  quarter  growth  of 25.9% to $120.5
- - -------------------------
million from $95.7 million a year ago. Gartner Group achieved excellent growth in second-quarter revenue, reflecting the successful integration and strong performance of Dataquest, revenue from new products and continued strength in Gartner's core research business.

Changes in Financial Position at June 30, 1996 compared with December 31, 1995. Goodwill decreased to $816.4 million at June 30, 1996, from $1,009.4 million at December 31, 1995, primarily reflecting impairment losses recorded in the second quarter of 1996 in connection with the planned divestiture of ACI and DBS.

Unearned Subscription Income increased to $413.1 million at June 30, 1996 from $319.6 million at December 31, 1995, reflecting the cyclical pattern of higher subscription sales in the first quarter.

Condensed Consolidated Statement of Cash Flows
Six Months Ended June 30, 1996 and 1995
Net cash provided by operating activities for the six months ended June 30, 1996 totaled $433.3 million compared with $385.6 million for the comparable period in 1995. The increase of $47.7 million primarily reflected lower restructuring payments ($21.5 million), lower postemployment benefit payments ($27.9 million) and lower income tax payments, net ($58.3 million), offset in part by $36.2 million for payments related to the 1995 provision for reorganization.

Net cash used in investing activities for the six months ended June 30, 1996 totaled $214.9 million, which was comparable to $218.3 million of cash used for investing activities during the first half of 1995.

Net cash used in financing activities for the six months ended June 30, 1996 totaled $190.1 million compared with $73.1 million for the comparable period of 1995 primarily reflecting a decrease in U.S. short-term borrowings ($4.5 million) in the first-half of 1996 compared with an increase of $151.2 million in the first half of 1995.


Other

The Board of Directors declared on July 17, 1996 a dividend of 25 cents per share payable September 10, 1996, to shareowners of record at the close at business August 20, 1996.

PART II.  OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

        The Annual Meeting of Shareowners of The Dun & Bradstreet Corporation was held on April 16, 1996.

        The following nominees for director named in the Proxy Statement dated March 18, 1996 were elected at the Meeting by the votes indicated.

                                           For                        Withheld
                                           ---                        --------
        Robert J. Lanigan              142,770,570                   2,847,086

        Vernon R. Loucks, Jr.          141,648,274                   3,969,382

        M. Bernard Puckett             142,740,762                   2,876,894

        Volney Taylor                  142,810,883                   2,806,683

        The votes in favor of the election of the nominees represent at least 97.3% of the shares voted for each of the nominees.

        Approval of the appointment of Independent Public Accountants was approved by the following vote:

                                           For         Against         Abstain
                                           ---         -------         -------
        Number of shares               144,735,503     306,957         575,196

        The proposal on implementation of the MacBride Principles in Northern Ireland was defeated by the following vote:

                              For         Against       Abstain       Non-Votes
                              ---         -------       -------       ---------
        Number of shares   16,931,404   98,290,494    16,970,235     13,425,523

Item 6. Exhibits and Reports on Form 8-K.

(a)     Exhibits:

        (27) Financial Data Schedule
        (Filed Electronically)

(b)     Reports on Form 8-K:

There were no reports on Form 8-K filed during the quarter ended June 30, 1996.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          THE DUN & BRADSTREET CORPORATION


Date: August 13, 1996               By:/s/  NICHOLAS L. TRIVISONNO
                                         =================================
                                          Nicholas L.Trivisonno
                                          Executive Vice President - Finance
                                           and Chief Financial Officer



Date: August 13, 1996               By:/s/  THOMAS W. YOUNG
                                         =================================
                                          Thomas W. Young
                                          Senior Vice President and Controller