Form 10-K/A
period 1995-12-31
DUN & BRADSTREET CORP
filed 1996-10-25
CIK 30419

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                         -----------------------------
                                    FORM 10-K/A-2
(Mark One)
       X         Annual Report Pursuant to Section 13 or 15(d) of the Securities
                             Exchange Act of 1934

                 For the fiscal year ended December 31, 1995
                                            or
             Transition Report Pursuant to Section 13 or 15(d) of the Securities
                             Exchange Act of 1934 [No Fee Required]
                 For the Transition Period From ___________to ______________.
                         Commission file number 1-7155.

                        The Dun & Bradstreet Corporation
            ----------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                      Delaware                         13-2740040
                ---------------------       -----------------------------------
              (State of incorporation)      (I.R.S. Employer Identification No.)


        200 Nyala Farms Road, Westport, Connecticut       06880
        -----------------------------------------       ----------
        (Address of principal executive offices)        (Zip Code)

            Registrant's telephone number, including area code: (203)222-4200.
                                                                ---------------

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

------------------------------------------------------------------------------

                        The Dun & Bradstreet Corporation


The undersigned registrant hereby amends Item 7 and Item 8 to the Form 10-K for the year ended December 31, 1995, as set forth below.


                             Index to Form 10-K/A-2


PART II

ITEM 7    -Management's Discussion                    F-1
           and Analysis of Financial
           Condition and Results of
           Operations

ITEM 8    -Financial Statements and                   F-31
           Supplementary Data


Signatures                                            F-60


Exhibit Index                                         F-61

Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations


Dun & Bradstreet Business Segments


Marketing Information Services

Dollar amounts in millions             1995         1994          % change

Operating Revenue                     $  2,388.1    $  2,042.9      +16.9

Operating Income Before
  Restructuring Income/Expense - Net
  And Other Non-Recurring Charges*    $     337.2   $     277.1    +21.7

Operating Income                      $     125.6   $     285.3    -56.0

Operating Margin %  Before
  Restructuring Income/Expense - Net
  And Other Non-Recurring Charges*      +14.1          +13.6        +3.7

Operating Margin %                      +5.3           +14.0         -62.1

* Excluding the impact of gains related to divestitures and charges related to restructuring and other non-recurring actions.

Segment Performance
Reported revenue for the segment rose 16.9 percent to $2.39 billion from $2.04 billion in 1994. Excluding the impact of a weaker U.S. dollar, acquisitions and timing factors, revenue growth for the segment was 9 percent. Excluding the impact of gains related to divestitures and charges related to restructuring and other non-recurring actions, operating income increased by 21.7 percent to
$337.2 million from $277.1 million in 1994, primarily reflecting strong performance at IMS. Reported operating income declined 56.0 percent to $125.6 million from $285.3 million, reflecting the impact of gains and charges. Business Descriptions A.C. Nielsen markets retail measurement services; modeling and analytical services; consumer panel services; marketing and sales application software; information delivery services; merchandising services; customized research; and retailer services. With operations in 88 countries, A.C. Nielsen is by far the leading global provider of business information, analysis and insights to the worldwide consumer products and services industry. A.C. Nielsen's revenue was $1.29 billion, up 17 percent on a reported basis and up 6 percent on an underlying basis. IMS International is the world's leading provider of marketing, sales-management and medical information and decision-support services for the pharmaceutical and healthcare industries. IMS's revenue was $819 million, up 18 percent on a reported basis and 11 percent on an underlying basis.
                                      F-1

Nielsen Media Research is the leading U.S. provider of audience measurement services for broadcast and cable television and online electronic media. Its national and local television information services are used by networks and affiliates, independent stations, syndicators, cable networks and systems, advertisers and advertising agencies. Nielsen Media achieved strong underlying revenue growth.

Risk-Management and Business Marketing Information Services

Dollar amounts in millions           1995          1994        % change
Operating Revenue                   $  1,734.1    $  1,605.7     +8.0

Operating Income Before
  Restructuring Income/Expense - Net
  And Other Non-Recurring Charges*   $     405.1   $     445.2    -9.0

Operating Income                     $     449.5   $     447.0     +.6

Operating Margin %  Before
  Restructuring Income/Expense - Net
  And Other Non-Recurring Charges*     +23.4            +27.7     -15.5

Operating Margin %                     +25.9            +27.8     -6.8


* Excluding the impact of gains related to divestitures and charges related to restructuring and other non-recurring actions.


Segment Performance
Reported revenue for the segment rose 8.0 percent to $1.73 billion from $1.61 billion in 1994. Excluding the impact of the weaker dollar, acquisitions and divestitures, segment revenue increased by 6 percent. Excluding the impact of gains related to divestitures and charges related to restructuring and other non-recurring actions, operating income decreased by 9.0 percent to $405.1 million from $445.2 million a year ago, due in part to major insolvencies that resulted in increased incurred losses of about $28 million at American Credit Indemnity, the credit insurance business slated for divestiture in 1996. Profits also were dampened by weakness in DBIS's international operations, including the impact of integrating certain acquisitions and the effects of economic conditions in Latin America. Reported operating income increased 0.6 percent to $449.5 million from $447.0 million, reflecting in part the gain on the sale of Interactive Data Corporation. Business Descriptions Dun & Bradstreet Information Services (DBIS) is the world's leading provider of business information and decision- support services that help customers in marketing, commercial credit and collections reduce risk, improve cash flow, increase sales and revenues and speed payments. DBIS gathers and manages information on more than 40 million businesses worldwide and markets its products in more than 120 countries. Revenue was $1.39 billion, up 11 percent on a reported basis and 6 percent on an underlying basis. Revenue at DBIS-U.S. increased 6 percent to $766 million. DBIS-Europe reported 20 percent growth in revenue for the year, with underlying revenue up modestly due to weakness in several countries. Moody's Investors Service is a leading global provider of financial analysis, opinion, research and information. Moody's rates debt securities issued by corporate and government entities, and publishes financial information in print and electronic formats. Moody's reported a moderate increase in 1995 revenue. While the first half of the year reflected weakness in corporate-bond volumes and public-debt refundings, Moody's performance improved sharply in the second half due to increased volume in the corporate bond market.

Software Services

Dollar amounts in millions             1995          1994        % change

Operating Revenue                     $  457.4      $  405.9      +12.7

Operating Income Before
  Restructuring Income/Expense - Net
  And Other Non-Recurring Charges*    $    30.3     $    -0.8        -

Operating Loss                        $    -10.3    $    -3.6       -186.1

Operating Margin %  Before
  Restructuring Income/Expense - Net
  And Other Non-Recurring Charges*         +6.6         -.2           -

Operating Margin %                         -2.3         -.9        -155.6

* Excluding the impact of gains related to divestitures and charges related to restructuring and other non-recurring actions.

Segment Performance
Reported revenue rose 12.7 percent to $457.4 million from $405.9 million in 1994. Excluding the impact of the dollar and the acquisition of Pilot Software, underlying revenue growth was 5 percent.
Excluding the impact of charges related to restructuring
and other non-recurring actions, operating income was $30.3 million, compared with a slight loss in 1994. The reported operating loss increased to $10.3 million from $3.6 million in 1994 reflecting restructuring actions and the impact of the non-recurring charge. Business Descriptions Dun & Bradstreet Software is a leading enterprise software provider. It markets integrated financial, human resources, procurement, manufacturing, distribution and decision-support application suites, as well as maintenance and support services for client/server and mainframe customers. Its SmartStream for the Distributed Enterprise (DE) is the first suite of integrated client/server software to distribute information, workflow and business processes across an enterprise. The company has almost 4,000 customers in 50 countries. D&B Software posted gains in revenues and customer retention, reflecting strong sales of client/server software. Client/server revenue increased by 150 percent, exceeding $100 million for the year. Erisco provides software and services for managed healthcare administration. Revenue was up in 1995. Pilot Software markets open, online analytical processing (OLAP) software, including visual desktop analysis tools, scalable multi-dimensional servers, data-mining servers and related products. Pilot's underlying revenue rose solidly in 1995, led by 46 percent growth in its client/server product line.

Directory Information Services

Dollar amounts in millions              1995          1994        % change

Operating Revenue                    $  423.7      $  440.1       -3.7

Operating Income Before
  Restructuring Income/Expense - Net
  And Other Non-Recurring Charges*   $     204.0   $     214.2    -4.7

Operating Income                     $     186.3   $     248.0    -24.8

Operating Margin %  Before
  Restructuring Income/Expense - Net
  And Other Non-Recurring Charges*       +48.1          +48.7       -1.2

Operating Margin %                       +44.0          +56.4      -22.0

* Excluding the impact of gains related to divestitures and charges related to restructuring and other non-recurring actions.


Segment Performance
Reported revenue decreased 3.7 percent to $423.7 million from $440.1 million in 1994 as a result of previously disclosed contractual changes. Underlying sales grew 3.5 percent, with Donnelley's telephone company operations delivering the strongest gains. Excluding the impact of gains related to divestitures and charges related to restructuring and other non-recurring actions, operating income decreased 4.7 percent to $204.0 million. Reported operating income declined 24.9 percent to $186.3 million from $248.0 million, reflecting the impact of the non-recurring charge. Business Description Reuben H. Donnelley is a leading provider of marketing, sales and publishing services for yellow pages advertising directories. Donnelley serves as sales and marketing representative for directories published by NYNEX, and publishes and sells directory advertising on behalf of Cincinnati Bell and Sprint. Donnelley also is a proprietary publisher in the mid-Atlantic region and southern California.
DonTech, a partnership with Ameritech, serves Chicago and other markets in Illinois and northwestern Indiana.

Other Business Services

Dollar amounts in millions            1995          1994        % change

Operating Revenue                  $  411.8      $  401.1         +2.7

Operating Income Before
  Restructuring Income/Expense - Net
  And Other Non-Recurring Charges* $     63.8    $     52.3        +22.0

Operating Income                   $     61.2    $     110.0        -44.4

Operating Margin %  Before
  Restructuring Income/Expense - Net
  And Other Non-Recurring Charges*      +15.5         +13.0       +19.2

Operating Margin %                      +14.9         +27.4       -45.6

* Excluding the impact of gains related to divestitures and charges related to restructuring and other non-recurring actions.

Segment Performance
Reported revenue rose 2.7 percent to $411.8 million from $401.1 million in 1994. Underlying segment revenue increased by 25 percent. Excluding the impact of gains related to divestitures and charges related to restructuring and other non-recurring actions, operating income increased by 22.0 percent to $63.8 million. Reported operating income declined 44.4 percent to $61.2 million from $110.0 million in 1994, reflecting primarily the impact of the 1994 gain on the sale of the assets of DunsNet. Business Descriptions Gartner Group is a leading provider of research, analysis and advisory services for information technology users, vendors and suppliers, with offices or representatives in more than 30 countries worldwide. D&B holds more than 50 percent of Gartner stock, which is traded over the counter on the NASDAQ national market system (GART). Late in 1995, Gartner acquired Dataquest, formerly a unit of The Dun & Bradstreet Corporation. Gartner Group reported excellent growth in revenue. NCH Promotional Services provides cents-off coupon redemption, processing and financial management services to retailers, and promotion analysis and information management services to manufacturers. NCH reported a slight decrease in revenue reflecting a decline in worldwide coupon redemptions and competitive pricing in the industry.

FINANCIAL REVIEW
     On January 9, 1996, the Company announced a plan to reorganize into three public independent companies by spinning off two of its businesses to shareholders. The three companies will be: Cognizant Corporation, consisting of IMS International, Gartner Group, Nielsen Media Research, Pilot Software and ERISCO; The Dun and Bradstreet Corporation, consisting of Dun & Bradstreet Information Services, Moody's Investors Service and Reuben H. Donnelley; and A.C. Nielsen. The companies will be focused on high-growth information markets; financial-information services; and marketing information to the worldwide consumer-products and services industry. In connection with the new strategy, Dun & Bradstreet Software and American Credit Indemnity (ACI) were slated for divestiture. (See Notes 2 and 19 to the Consolidated Financial Statements.)

     The Company's earnings per share in 1995 was $3.80, up 2.7% from $3.70 a year ago, excluding a non-recurring after-tax charge of $324.2 million (or $1.91 per share) in the fourth quarter of 1995. Including the non-recurring charge of $448.4 million, the Company reported 1995 earnings per share of $1.89. Net income in 1995 increased by 2.5% to $645.0 million from $629.5 million in 1994, excluding the charge cited above. Including the charge, the Company reported 1995 net income of $320.8 million.

      The following discusses the fourth quarter 1995 non-recurring charge:

         In the fourth quarter of 1995, the Company recorded within operating costs a charge of $448.4 million. This charge primarily reflected an impairment loss in connection with the adoption of the provisions of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ($218.1 million),
                                      F-6
     a provision for postemployment benefits ($79.8 million) under the Company's severance plan, an accrual for contractual obligations that have no future economic benefits and penalties to cancel certain contracts
     ($100.7 million) and other asset revaluations ($49.8 million).

        SFAS No.121 requires that long-lived assets and certain intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.
     In connection with this review, the Company recorded an impairment loss of $218.1 million, reflecting the revaluation of certain fixed assets, administrative and production systems and other intangibles that will be replaced or will no longer be used at A.C. Nielsen, IMS, Dun & Bradstreet Information Services (DBIS) and Dun & Bradstreet Corporate headquarters.

        The provision for postemployment benefits of $79.8 million, represents the cost of workforce reductions. The accrual for contractual obligations that have no future economic benefits of $100.7 million principally relates to the acquisition of certain information and services that are no longer used by the Company. In addition, the Company recognized a charge of $49.8 million principally related to the write-off of certain computer software product lines that were discontinued.

        This non-recurring charge evolved from the Company's annual budget and strategic planning process in the fall of 1995, which indicated, based on preliminary results, the Company's consolidated long-term profitability objectives would not be achieved.

     Accordingly, a more comprehensive review was undertaken to review the Company's underlying cost structure, products and services and assets used in the business. Based upon such analysis, management having the authority to approve such business decisions committed in December 1995 to a plan to discontinue certain product lines and dispose of certain other assets, resulting in the charge. These decisions were not reversed or modified as a result of the Company's reorganization plan, which reorganization plan was reviewed and, subject to certain conditions, approved by the Board of Directors on January 9, 1996.

    Revenue increased 10.6% in 1995 to $5,415.1 million from $4,895.7 million in 1994, driven by strong revenue performances at IMS International (IMS), Nielsen Media Research (Nielsen Media), Gartner Group Inc. (Gartner Group), A.C. Nielsen and Dun & Bradstreet Information Services (DBIS). Excluding the effects of acquisitions and divestitures, timing factors affecting the Marketing Information Services segment described below, and a weaker U.S. dollar, revenue grew 7.5%.
     Operating income in 1995 increased by 4.8% to $970.2 million from $925.5 million in 1994, excluding the non-recurring charge of $448.4 million. Included in operating income in 1995 was a $28 million gain related to the sale of warrants received in connection with the divestiture of Donnelley Marketing and gains totaling $105.1 million relating to the sale of Interactive Data and other divestitures. The Company also recorded a $12.8 million restructuring provision primarily to write off software for product lines that were discontinued at Sales Technologies, and a provision of $77.2 million for postemployment benefits expense. In the fourth quarter, the Company also recognized a $24 million one-time decline in employee medical costs.

  Operating costs and selling and administrative expenses, excluding the effect of acquisitions and divestitures, the non-recurring charge, restructuring expense-net and the effect of the weaker dollar increased 7.4% in 1995 compared with 1994, reflecting the Company's aggressive investments in new revenue growth initiatives, the costs of integrating certain acquisitions made in 1994, the impact of inflation in Latin America and an increase in incurred losses at American Credit Indemnity (ACI) due to several major insolvencies.
     Excluding  the  fourth  quarter  1995  charge, operating  margin  was
17.9% for 1995 compared with 18.9% for 1994.
     The Company reported 1995 non-operating expense-net of $78.1 million compared with non-operating expense-net of $46.3 million in 1994. The increase in non-operating expense-net in 1995 was due, in part, to higher U.S. interest expense from higher average borrowings and higher rates and higher minority interest expense related to Gartner Group and a limited partnership (see Note 11 to the Consolidated Financial Statements). Other expense-net included benefits from tax sharing agreements with an Alaska Native Corporation of $6.0 million and $9.8 million in 1995 and 1994, respectively.
     The Company's effective tax rates were 27.7%, 28.4% and 29.5% in 1995, 1994 and 1993, respectively, excluding the effect of a net restructuring charge in 1993. The declines in the effective rates in 1994 and 1995 were a result of the continuing favorable effects of global tax-planning actions.
     Return on average shareholders' equity was 48.6%, 55.6% and 34.6% in 1995, 1994 and 1993, respectively, excluding in 1995 the non-recurring fourth quarter charge and in 1993 restructuring expense-net of $277.5 million, a $21.0 million
                                      F-9
gain from Gartner Group's sale of stock and the cumulative effect of accounting changes.
     Marketing Information Services reported a 16.9% increase in 1995 revenue to $2,388.1 million from $2,042.9 million in 1994. Excluding the impact of a weaker U.S. dollar, acquisitions and the positive effect on 1994's revenues of contract changes with pharmaceutical customers by IMS, and new contracts for secondary market coverage by Nielsen Media due to Arbitron's decision to exit the television audience measurement business, revenue growth for the segment was 9%. IMS reported 1995 revenue of $819 million, up 18% on a reported basis, and 11% excluding the impact of a weaker U.S. dollar, acquisitions and contract changes discussed above. A.C. Nielsen reported 1995 revenue of $1,286 million, up 17% on a reported basis, and up 6% excluding the impact of a weaker U.S. dollar and acquisitions. Nielsen Media posted strong revenue growth for the year, excluding the impact of timing factors described above. Operating income for the segment decreased by 56% to $125.6 million from $285.3 million in 1994. Excluding the impact of restructuring income in 1995 and 1994, the postemployment benefit provision in the third quarter and the non-recurring charge in the fourth quarter of 1995, segment operating income increased 22%.
     Risk Management and Business Marketing Information Services reported 1995 revenue growth of 8.0% to $1,734.1 million from $1,605.7 million in 1994. Excluding the impact of the weaker U.S. dollar, acquisitions and divestitures, segment revenue increased by 6%. Moody's reported a moderate increase in 1995 revenue, principally due to weakness in corporate-bond volumes and public-debt refundings in the first half of the year. DBIS' 1995 revenue was up 10.7% to $1,390 million on a reported basis, and rose 6% excluding the impact of a weaker U.S. dollar and acquisitions. Revenue at DBIS U.S. increased 6% to $766 million. While DBIS Europe reported 20% growth in revenue for the year, excluding the impact of a weaker U.S. dollar and acquisitions, revenue was up modestly due to weakness in several countries. Operating income for the segment was essentially unchanged at $449.5 million, compared with $447.0 million in 1994. Excluding the impact of the gain from the sale of Interactive Data, restructuring income in 1994, the postemployment benefit provision in the third quarter and the non-recurring charge in the fourth quarter, segment operating income decreased by 9%, due, in part, to major insolvencies that resulted in increased incurred losses of about $28 million at ACI, planned for divestiture in 1996. Segment profits in 1995 also were dampened by weakness in DBIS' international operations, including the impact of integrating certain acquisitions and the effects of weak economic conditions in Latin America.

  Software Services reported a 12.7% increase in 1995 revenue to $457.4 million from $405.9 million a year ago. Excluding the impact of the weaker U.S. dollar and the acquisition of Pilot Software, underlying revenue growth was 5%. D&B Software posted a gain in revenue for the year, reflecting strong sales of client/server software. Client/server revenue increased by 150% in 1995, exceeding $100 million for the year. The segment's operating loss increased to $10.3 million from a loss of $3.6 million in 1994. Excluding charges related to restructuring in 1995 and 1994, postemployment benefit charges and the fourth quarter non-recurring charge, segment operating income was $30.3 million, compared with a slight loss in 1994.
     Directory Information Services reported a 3.7% decrease in 1995 revenue to $423.7 million from $440.1 million a year ago, as a result of changes in contractual arrangements with telephone companies. Underlying 1995 sales of Directory Information Services were up modestly. Operating income for the segment decreased by 25% to $186.3 million from $248.0 million. Excluding the impact of gains related to divestitures, charges related to restructuring in 1994 and the non-recurring charge in the fourth quarter, segment operating income decreased by 5%.

     Other Business Services reported 1995 revenue of $411.8 million, up 2.7% from $401.1 million in 1994. Excluding the divestiture of D&B Plan Services and the weaker U.S. dollar, segment revenue increased by 25%. Gartner Group reported excellent revenue growth in 1995. NCH Promotional Services reported a slight decrease in 1995 revenue. Operating income for the segment decreased 44.4% to $61.2 million. Excluding the impact of the divestiture of D&B Plan Services, the third-quarter 1994 gain on the sale of the assets of DunsNet, charges related to restructuring in 1994, and the non-recurring charge, segment operating income increased 22%.
     In 1994, the Company reported earnings per share of $3.70, up 10.1% from $3.36 in 1993, excluding the adoption of Financial Accounting Standards Board
(FASB) Statements of Financial Accounting Standards (SFAS) No. 112 and No. 106 and a net restructuring charge of $166.7 million after tax, in 1993. (See Notes 3 and 7 to the Consolidated Financial Statements.) Including these factors, the Company reported 1993 earnings per share of $.23. Net income in 1994 increased by 5.7% to $629.5 million from $595.4 million in 1993, excluding the factors cited above. Including these factors, the Company reported 1993 net income of $38.1 million.
     Reported 1994 revenue increased by 3.9% to $4,895.7 million, from $4,710.4 million in 1993. Excluding the effects of acquisitions and divestitures and timing factors affecting the Marketing Information Services and Directory Information Services segments, discussed below, 1994 revenue rose by about 2%. For the full year, the impact of the dollar was not significant. Good revenue performance at IMS, Nielsen Media and Gartner Group was largely offset by a decline at Moody's Investors Service resulting from the change in bond-market conditions, a decrease in mainframe-related revenue at D&B Software and by past competitive losses at A.C. Nielsen in the U.S. (Excluding these three businesses, D&B's full-year underlying revenue was up about 5%, and fourth-quarter underlying revenue was up about 7%.)
     During the second quarter of 1994, the Company took further steps to improve productivity. The Company divested two non-strategic businesses - Thomson Directories Ltd. (TDL) and the Machinery Information Division of Dataquest (MID) - and initiated other actions to restructure certain operations and businesses, and to reduce costs and increase operating efficiencies. These restructuring measures included office consolidations, the closedown of Sales Technologies' European operations, the discontinuance of certain production and data-collection systems and products, as well as additional steps to complete certain actions initiated in the fourth quarter of 1993. The pre-tax costs associated with these restructuring actions essentially offset a pre-tax gain of $56.3 million on the two divestitures. (See Note 3 to the Consolidated Financial Statements.)
     In the third quarter of 1994, several non-recurring gains and significant changes in costs were included in the Company's operating results. As a result of the decision to outsource communications services, the assets of DunsNet were sold for a pre-tax gain of $36.0 million. Dun & Bradstreet Plan Services was divested with no gain recorded. The Company also took proactive measures to improve D&B's future performance by accelerating the introduction of newer technologies, which resulted in a charge of $38.8 million. The charge principally reflected the revaluation of certain computer software and other intangible assets that will be replaced or no longer be used at DBS, IMS, DBIS and A.C. Nielsen. In addition, a change in eligibility requirements for the Company's postretirement medical plan resulted in a curtailment gain of approximately $25.7 million, which was largely offset by a substantial increase in spending for new-product development.
     In the fourth quarter of 1994, as part of the Company's global initiative to improve productivity and increase synergies, the Company realized a $12.6 million benefit-plan curtailment gain due to workforce reductions and divestitures and a $10.2 million gain from the sale of A.C. Nielsen's headquarters in Northbrook, Illinois. The Company also realized a $9.8 million benefit, included in other expense-net, from tax sharing agreements with an Alaska Native Corporation. These gains partially offset the high level of spending on new growth initiatives in the quarter.
     Reported operating income in 1994 increased by 11.5% to $925.5 million from $830.0 million, before restructuring expense-net in 1993. Operating-income growth outpaced revenue growth primarily because of improved productivity from workforce reductions, prior restructuring actions and other company-wide productivity initiatives. Excluding the effects of acquisitions, divestitures, timing factors affecting the Marketing Information Services and Directory Information Services segments, discussed below, and restructuring expense-net, D&B's 1994 operating income grew by about 10%.
     Operating costs and selling and administrative expenses, excluding the effect of acquisitions and divestitures, restructuring expense-net and the effect of the weaker dollar increased .4% in 1994 compared with 1993, reflecting productivity improvements.
     D&B reported an 18.9% operating margin for 1994 - up from 16.0% in 1991. Productivity actions ranged from a workforce reduction of about 5,000 since late 1993, to company-wide consolidation of data-processing centers, real estate and back-office accounting.
     The Company reported 1994 non-operating expense-net of $46.3 million, compared with non-operating income-net of $35.5 million in 1993. Non-operating income-net in 1993 included a $21.0 million gain on the initial public offering of Gartner Group. Non-operating expense-net in 1994 was due in part to a lower cash position as a result of cash payments for acquisitions, restructuring and severance, lower interest rates earned on international cash investments and higher interest rates paid on increased U.S. short-term borrowings, and higher minority interest expense related to two limited partnerships (see Note 11 to the Consolidated Financial Statements) and to Gartner Group. These expenses were partially offset by benefits from tax sharing agreements with an Alaska Native Corporation. The cost of funds raised by one partnership, which provided funding for the Company's 1993 share repurchases, was more than offset by the favorable impact on earnings per share of lower average shares outstanding.
     Marketing Information Services reported a 9.3% increase in 1994 revenue to $2,042.9 million from $1,868.3 million in 1993. Adjusted for the acquisitions of SRG, AGB Australia and Amfac Chemdata, the divestiture of Donnelley Marketing Information Services (DMIS), and the positive effect on 1994's revenues of contract changes with pharmaceutical customers by IMS, and new contracts for secondary market coverage by Nielsen Media due to Arbitron's decision to exit the television audience measurement business, 1994 revenue growth for the segment was up about 6%. IMS reported 1994 revenue of $691 million, up about 13% on a reported basis and up about 8%, adjusted for the acquisition of Amfac

Chemdata and the timing factors previously described. A.C. Nielsen reported 1994 revenue of $1,102.0 million, up 4.8% on a reported basis and up about 3%, adjusted for acquisitions and the divestiture of DMIS. Nielsen Media reported excellent revenue growth in 1994. Reported operating income for the segment before restructuring expense-net decreased 6.5% to $277.1 million from $296.5 million a year ago. Adjusted for acquisitions, the divestiture of DMIS and timing factors discussed above, operating income before restructuring expense-net was down 18%. Operating income before restructuring expense-net in 1994 reflected increased investment spending in the segment, as well as past competitive losses and higher costs in A.C. Nielsen's U.S.
business.
     Risk Management and Business Marketing Information Services reported 1994 revenue growth of 2.7% to $1,605.7 million from $1,564.2 million in 1993. Adjusted for the impact of the acquisitions of Novinform AG, S&W and Orefro, segment revenue was essentially unchanged, held down by a decline at Moody's Investors Service. Moody's reported lower 1994 revenue, principally due to the dramatic decline in corporate-bond volumes and public-debt refundings. DBIS reported 1994 revenue of $1,256.3 million, up 3.0% from 1993. Adjusted for the impact of acquisitions, DBIS' revenue was up about 1%. DBIS North America's 1994 revenue was essentially unchanged, held down by slightly lower U.S. credit services revenue resulting from customers' increased use of lower priced, less comprehensive U.S. credit services products. Adjusted for the impact of acquisitions, DBIS Europe's 1994 revenue increased by about 1%. Reported operating income for the segment before restructuring expense-net increased 10.0% to $445.2 million from $404.6 million in 1993. Adjusted for the impact of acquisitions, operating income before restructuring expense-net was up 9%, despite a decline at Moody's, due primarily to productivity gains at DBIS.
     Software Services reported a 14.7% decrease in 1994 revenue to $405.9 million from $475.6 million in 1993. DBS' 1994 revenue, adjusted for the U.S. dollar, was down in line with the segment, due to lower mainframe-related revenue. The Software Services segment posted a slight loss in 1994 before restructuring expense-net, due to a third-quarter charge for the revaluation of computer software. Excluding the charge, the segment had a modest profit, compared with operating income before restructuring expense-net of $43.7 million in 1993.
     Directory Information Services reported a 2.4% decrease in 1994 revenue to $440.1 million from $450.7 million in 1993, largely as a result of the effects of changes in publication dates for certain yellow pages directories. Excluding the impact of changes in publication dates and the divestiture of TDL, revenue growth for 1994 was about 6%. Underlying sales of Directory Information Services yellow pages directories were up slightly. Reported operating income for the segment before restructuring expense-net increased 15.6% to $214.2 million from $185.2 million in 1993. Excluding the impact of changes in publication dates and the divestiture, segment operating income before restructuring expense-net was up 32%, reflecting significant productivity gains.
     Other Business Services reported 1994 revenue of $401.1 million, up 14.1% from $351.6 million in 1993. Adjusted for Dataquest's divestiture of MID and the divestiture of D&B Plan Services, segment revenue increased about 17%. Gartner Group reported excellent revenue growth in 1994. NCH Promotional Services reported a decrease in 1994 revenue, reflecting a decline in worldwide coupon redemptions and competitive pricing in the industry, as well as the impact of actions taken to improve cash flow and profitability. Reported operating income for the segment before restructuring expense-net increased by 215.4% to $88.3 million from $28.0 million in 1993, due primarily to the third-quarter gain on the sale of the assets of DunsNet. Adjusted for Dataquest's divestiture of MID and the divestiture of D&B Plan Services, segment operating income before restructuring expense-net was up significantly, due to the DunsNet gain and the excellent performance at Gartner Group.
     In 1993, the Company reported earnings per share of $3.36, up 8.4% from $3.10 in 1992, excluding, in 1993, the cumulative effect of accounting changes and the net restructuring charge. Nineteen ninety-three earnings per share were reduced by $.05 per share as a result of an increase in the U.S. corporate income tax rate. Including the effect of these factors, the Company reported 1993 earnings per share of $.23 and net income of $38.1 million.
     Operating revenue in 1993 was down .8% to $4,710.4 million from $4,750.7 million in 1992. Excluding the effects of divestitures and acquisitions and the Adverse impact of the stronger dollar, 1993 revenue was up about 3.5%.
     Operating income before restructuring expense-net in 1993 increased 5.6% to $830.0 million from $785.9 million in 1992. Excluding the effects of divestitures and acquisitions, the stronger U.S. dollar, and restructuring expense-net, 1993 operating income was up about 13%. Operating income decreased to $552.5 million.

     Operating costs and selling and administrative expenses, excluding the effect of acquisitions and divestitures, restructuring expense-net and the effect of the stronger dollar, increased 1.7% in 1993 compared with 1992, reflecting productivity improvements.
     The Company reported 1993 non-operating income-net of $35.5 million, compared with non-operating income-net of $9.3 million in 1992. Non-operating income-net in 1993 included a $21.0 million gain from the initial public offering of Gartner Group. Other expense-net of $12.4 million in 1993 compared with other expense-net of $2.0 million in 1992 reflected the minority interest's share of income/loss of majority-owned subsidiaries and two limited partnerships (see Note 11 to the Consolidated Financial Statements). Non-operating expense-net in 1993 also reflected lower interest expense due in part to a lower level of short-term borrowings, a larger portfolio of marketable securities and interest income on notes related to the sale of Datastream International. In effect, a portion of the increase in interest income-net represented an offset to the absence of operating income from divested businesses.
     Adoption of Statements of Financial Accounting Standards - In 1993, the Company adopted the provisions of SFAS No. 112, "Employers' Accounting for
Postemployment Benefits" and SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other than Pensions." The adoption of SFAS No. 112 and SFAS No. 106 resulted in one-time, non-cash, after-tax charges of $250 million and $140 million, respectively, in the first quarter of 1993. (See Note 7 to the Consolidated Financial Statements.)

     In the fourth quarter of 1995, the Company recorded a charge of $448.4 million. This charge included an impairment loss of $218 million related to long-lived assets for which management having the authority to approve such business decisions, committed to a plan to discontinue or dispose of such assets.
     SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" requires that long-lived assets and certain intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amounts of an asset may not be recoverable. In general, this statement requires recognition of an impairment loss when the sum of undiscounted expected future cash flows is less than the carrying amount of such assets. The measurement for such impairment loss is then based on the fair value of the asset. While SFAS No. 121 affected the measurement of the impairment charge noted above, it had no effect on the timing of recognition of the impairment. The charge principally reflected the revaluation of certain fixed assets, administrative and production systems and other intangibles that will be replaced or will no longer be used at A.C. Nielsen, IMS, DBIS and Dun & Bradstreet Corporate headquarters.
     In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation," which requires that companies with stock-based compensation plans either recognize compensation expense based on new fair value accounting methods or disclose pro forma net income and earnings per share assuming the fair value method had been applied. The Company is evaluating the new statement and has not determined whether it will adopt the recognition or disclosure alternative of the statement. Therefore, the impact of adoption on the Company's financial statements has not been determined. Restructuring - In line with the Company's strategy of sharpening its focus on key markets for information services, during 1993, the Company sold DMIS, redeemed preferred shares and notes related to the sales of Donnelley Marketing and Datastream International and resolved certain contingencies related to other divestitures. As a result of the above transactions, a $40.0 million restructuring gain was recognized. In 1993, the Company also recognized a $21.0 million non-operating gain related to the initial public offering of Gartner Group in which the Company holds a majority interest. In connection with the above operating and non-operating gains, the Company recorded $61.0 million of restructuring expense related to workforce reductions (non-severance costs) and restructuring of certain operations and businesses.
     Additional restructuring actions were initiated in the fourth quarter of 1993 totaling $256.5 million. (See Note 3 to the Consolidated Financial Statements.) These actions were designed to achieve long-term productivity improvement, reduce costs and leverage the Company's global synergies. The costs associated with this plan, and all other restructuring actions, included only specific, direct and incremental costs that could be estimated with reasonable accuracy and were clearly identifiable with the related plans.
     Costs included in the fourth quarter restructuring charge included $54.0 million for the consolidation of fourteen major data centers in North America and Europe into two data centers in the U.S. and two centers located in Europe, resulting principally in lease termination costs, asset writeoffs and other costs incident to the consolidation of such data centers. The Company also provided $117.2 million to initiate approximately seventy separate actions to reduce real estate costs by consolidating office facilities in each of fifteen major geographic regions in the U.S. and nine geographic regions in Europe. Costs incurred included lease termination costs and asset writeoffs. A provision of $19.1 million was taken to consolidate and reengineer the Company's back office accounting functions by consolidating thirty-five reporting entities into one accounting center for the U.S. and Canada, and twenty-five reporting entities into four primary centers in Europe, and to reengineer all accounting processes and functions. Costs incurred included project implementation costs, outside consulting costs and asset writeoffs. The restructuring charge also included $66.2 million to discontinue certain production systems at A.C. Nielsen U.S. and DBIS U.S., due to accelerating the introduction of new technologies; to discontinue certain data collection systems of A.C. Nielsen U.S.; and to discontinue products at A.C. Nielsen U.S., Sales Technologies and Erisco. Costs principally related to writeoffs of computer software and other intangible assets.
     At December 31, 1994 and 1995, restructuring accruals for the 1993 synergy actions totaled $134.8 million and $42.2 million, respectively. Other restructuring accruals for workforce reductions (non-severance costs) and other actions from prior years totaled $44.4 million and $30.5 million at December 31, 1994 and 1995, respectively. (See Note 3 to the Consolidated Financial Statements.) The remaining balances of the restructuring accruals of $72.7 million will be expended, primarily in cash, in 1996.
     The pre-tax savings from the 1993 synergy actions totaled approximately $145 million through December 31, 1995, and were expected to grow to approximately $100 million annually. The pre-tax savings from the restructuring actions taken in 1994 totaled $21 million through December 31, 1995. The impact of the planned reorganization of D&B into three independent companies on these synergy projects is being evaluated.
     In 1994 and 1993, certain restructuring actions initiated in 1993, 1992 and 1991 were completed at a lower cost than originally estimated and other actions required more costs to implement than originally expected. In addition, costs to complete certain actions being implemented changed based on revised estimates and experience to date. In a number of instances, new restructuring actions were initiated to complement or enhance original actions and certain actions were expanded, contracted or discontinued based on changed circumstances. While the total costs of all restructuring actions remained unchanged, the changes in estimates and other changes did impact operating income by business segment. (See Notes 13 and 16 to the Consolidated Financial Statements.)
     Non-U.S. Operating and Monetary Assets - The Company has operations in more than 70 countries. Approximately 44% of the Company's revenues in 1995 were from non-U.S. operations, including approximately 29% from European operations. Non-U.S. operations accounted for approximately 31% of the Company's operating income in 1995, including European operations, which accounted for approximately 17%. Changes in the value of non-U.S. currencies relative to the U.S. dollar cause fluctuations in U.S. dollar operating results. In 1995, foreign currency translation increased U.S. dollar revenue and operating income growth by approximately 3%. The effect of foreign currency translation on revenue and operating income growth in 1994 was insignificant.

     From 1989 through 1993, the Company had used various financial instruments, which have provided partial protection against foreign currency exposures versus annual plan; however, this practice did not avoid year-to-year fluctuation in U.S. dollar operating results resulting from foreign currency translation. In 1994, the Company discontinued this practice; however, the cost/benefit of this practice is periodically reviewed and might be used in the future. The Company does enter into foreign exchange forward contracts to hedge the effects of exchange rates on certain of the Company's non-U.S. net investments. (See Note 6 to the Consolidated Financial Statements.)

     Non-U.S. monetary assets are maintained in currencies other than the U.S. dollar, principally in Germany, Spain, Italy and Japan. Changes in the value of these currencies relative to the U.S. dollar are charged or credited to shareholders' equity. The effect of exchange rate changes during 1995 increased the U.S. dollar amount of cash and cash equivalents by approximately $13.1 million.
  Liquidity and Financial Position - At December 31, 1995, cash, cash equivalents and current and non-current marketable securities totaled $578 million (including $128 million of American Credit Indemnity's marketable securities, a portion of which is subject to insurance regulation restriction), an increase of $83 million from December 31, 1994, and short-term debt totaled $445 million, a decrease of $56 million from December 31, 1994. The combined increase in cash and decrease in short-term debt of $139 million included proceeds from the sale of businesses of $216 million (net of payments for acquisitions of $25 million) which were more than offset by expected payments for postemployment benefits and restructuring of $131 million and $101 million, respectively. Excluding the aforementioned items, the Company generated $155 million of cash, which was partially the result of lower income tax payments net of refunds ($79 million lower than in 1994).
     Net cash provided by operating activities was $895.2 million, $606.0 million and $959.9 million in 1995, 1994 and 1993, respectively. The increase of $289.2 million in net cash provided by operating activities in 1995, compared with 1994, primarily reflected lower restructuring payments ($41.6 million), lower postemployment benefit payments ($44.0 million) and a decrease in other working capital items ($208.8 million) reflecting lower income tax payments net of refunds ($78.6 million) and higher deferred revenue ($50.4 million), offset in part by increased investment in accounts receivable ($99.7 million), reflecting in part, increased revenues.
     Net cash used in investing activities totaled $311.8 million for 1995, compared with $683.1 million and $409.9 million in 1994 and 1993, respectively. The decrease in cash usage in 1995 of $371.3 million primarily reflected lower payments for acquisitions and equity investments (included in Other Investments and Notes Receivable) of $232.2 million and higher proceeds from sale of businesses ($97.6 million). Capital expenditures were $286.2 million, $272.5 million, and $235.7 million in 1995, 1994 and 1993, respectively.
  Cash received ($241.3 million) during 1995, principally from the sale of Donnelley Marketing warrants and Interactive Data, was added to the general funds of the Company. Net cash used in financing activities totaled $546.4 million in 1995, compared with $253.8 million in 1994 and $353.8 million in 1993. The increase in cash usage in 1995 reflected a decrease in U.S. short-term borrowings ($38.7 million) in 1995 compared with an increase in 1994 of $194.6 million (net of payments for Alaska Native Corp. obligations of $166.2 million).
     The Company has entered into interest rate swap agreements, which effectively fixed interest rates on $400 million of variable rate debt, at a weighted average fixed rate payable of 7.07%. (See Note 6 to the Consolidated Financial Statements.)
     In late 1996, third parties special investors interests ($500 million) in an investment partnership (see Note 11 to the Consolidated Financial Statements) will be redeemed for cash, Company stock, a debt instrument issued by the Company, or a combination thereof, at the Company's discretion. Additionally, the limited partners in the database licensing partnership described in Note 11 will have the right to have their limited partnership interests ($125 million) liquidated in late 1996.
     The Company has  announced  that in late 1996 it will be  reorganized  into three independent companies by spinning off two of its businesses to shareholders and divesting D&B Software and ACI. (See Note 19 to the Consolidated Financial Statements.) Management estimates that one-time cash outlays of $75 million will be required to complete the reorganization of the Company and additional payments approximating $70 million and $40 million will be accelerated into 1996 from 1997 and 1998, respectively. These costs will be recorded as incurred. In addition, outlays approximating $70 million for completion of previously planned restructuring actions and $100 million for postemployment benefits are expected in 1996.
     While the capital structures of the three independent companies have not been concluded, it is expected that financing alternatives, proceeds from planned divestitures, existing portfolio of cash, cash equivalents and marketable securities and cash generated from operations will be more than sufficient to meet the needs of the three Companies. Dividends - The regular quarterly dividend was increased to $.66 from $.65 per share on April 19, 1995. The increase brought dividends per share in 1995 to $2.63, an increase of 2.7% over the $2.56 paid in 1994. On an annualized basis, the dividend rate of $2.64 was up 1.5% from the previous rate.
     On January 9, 1996 the board of directors approved a first-quarter 1996 quarterly dividend of $.66 per share, payable March 8, 1996 to shareholders of record at the close of business February 20, 1996. The Company anticipates that its current dividend policy will be maintained through at least the first half of 1996. It is expected that dividend policies for all three independent public companies will be formulated consistent with comparable businesses. The dividend payout range being evaluated for the new Dun & Bradstreet is 55-to-60 percent, and a dividend payout in the range of 20 percent is under consideration for Cognizant Corporation. A.C. Nielsen does not anticipate paying a dividend. Common Stock Information - The Company's common stock (symbol DNB) is listed on the New York, London, Tokyo, Zurich, Geneva and Basel stock exchanges. During 1995 and 1994, 85.5 million shares and 63.3 million shares, respectively, were traded, representing 50.4% and 37.2% of the average number of shares outstanding in the respective years. The number of shareholders of record declined to 14,390 at January 31, 1996 from 14,646 at January 31, 1995.


     The following summarizes price and dividend-per-share information for Dun &
Bradstreet common stock as reported in the periods shown:

                                 Price Per Share ($)Dividends Paid
                       1995                                 1994                     Per Share ($)
                           High         Low                High       Low            1995       1994
                          --------------------             -----------------         -----------------
 First Quarter             55 1/4       48 1/2             64         57 7/8         .65        .61
 Second Quarter            55 1/2       50 1/2             59 3/4     55 1/4         .66        .65
 Third Quarter             59 1/8       51                 59 1/4     55 1/2         .66        .65
 Fourth Quarter            65 1/2       57                 60 3/4     51 7/8         .66        .65
                          --------------------             -----------------         -----------------
Year                       65 1/2       48 1/2             64         51 7/8         2.63       2.56

                                      F-28

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders and the Board of Directors of The Dun & Bradstreet
Corporation:

We have audited the accompanying consolidated statement of financial position of The Dun & Bradstreet Corporation and Subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of income, shareholders' equity and cash flows for the years ended December 31, 1995, 1994 and 1993. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
   We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and the significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
   In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Dun & Bradstreet Corporation and Subsidiaries as of December 31, 1995 and 1994, and the consolidated results of their operations and their cash flows for the years ended December 31, 1995, 1994 and 1993, in conformity with generally accepted accounting principles.
   As discussed in Note 2 to the consolidated financial statements, in 1995, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." In addition, as discussed in Note 7 to the consolidated financial statements, in 1993, the Company adopted SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" and SFAS No. 112, "Employers' Accounting for Postemployment Benefits."



COOPERS & LYBRAND L.L.P.

Stamford, Connecticut
January 23, 1996

STATEMENT OF MANAGEMENT
RESPONSIBILITY FOR FINANCIAL STATEMENTS


To the Shareholders of
The Dun & Bradstreet Corporation:


Management  has  prepared  and is  responsible  for the  consolidated  financial statements and related information that appear on pages 9 to 35. The consolidated financial statements, which include amounts based on estimates of management, have been prepared in conformity with generally accepted accounting principles. Other financial information in the annual report is consistent with that in the consolidated financial statements.
    Management believes that the Company's internal control systems provide reasonable assurance at reasonable cost that assets are safeguarded against loss from unauthorized use or disposition, and that the financial records are reliable for preparing financial statements and maintaining accountability for assets. These systems are augmented by written policies, an organizational structure providing division of responsibilities, careful selection and training of qualified financial people and a program of internal audits.
    The independent accountants are engaged to conduct an audit of and render an opinion on the financial statements in accordance with generally accepted auditing standards. These standards include an assessment of the systems of internal controls and tests of transactions to the extent considered necessary by them to support their opinion.
    The Board of Directors, through its Audit Committee consisting solely of outside directors of the Company, is responsible for reviewing and monitoring the Company's financial reporting and accounting practices. Coopers & Lybrand L.L.P. and the internal auditors each have full and free access to the Audit Committee and meet with it regularly, with and without management.



Robert E. Weissman

------------------------
Robert E. Weissman
Chairman and
Chief Executive Officer



Nicholas L. Trivisonno
----------------------------------
Nicholas L. Trivisonno
Executive Vice President - Finance
and Chief Financial Officer

Item 8 - Financial Statements and Supplementary Data


The Dun & Bradstreet Corporation and Subsidiaries
Consolidated Statement of Income
Years Ended December 31,



Dollar amounts in millions, except per share data
                                                                            1995        1994          1993
                                                                            ---------------------------------
Operating Revenue ........................................                  $5,415.1    $4,895.7      $4,710.4
Operating Costs ..........................................                   2,499.2     1,732.6       1,634.4
Selling and Administrative Expenses ......................                   2,039.9     1,816.5       1,872.3
Depreciation & Amortization ..............................                     474.5       421.1         373.7
Restructuring (Income)/Expense - Net .....................                    (120.3)        0           277.5
                                                                            ----------------------------------
Operating Income .........................................                     521.8        925.5        552.5
                                                                            ----------------------------------
Interest Income ..........................................                      31.7         31.2         51.6
Interest Expense .........................................                     (52.6)       (39.0)       (24.7)
Gain on Sale of Gartner Group Stock ......................                       0            0           21.0
Other Expense - Net ......................................                     (57.2)       (38.5)       (12.4)
                                                                            ----------------------------------
Non-Operating (Expense) Income - Net .....................                     (78.1)       (46.3)        35.5

Income Before Provision for Income Taxes and
  Cumulative Effect of Changes in Accounting Principles ..                     443.7        879.2         588.0
Provision for Income Taxes ...............................                     122.9        249.7         159.3
                                                                            -----------------------------------
Income Before Cumulative Effect of Changes in
  Accounting Principles ..................................                     320.8        629.5         428.7
Cumulative Effect to January 1, 1993, of Changes in
  Accounting Principles:
  -SFAS No. 106, "Employers' Accounting for Postretirement
   Benefits Other Than Pensions," Net of Income Tax
   Benefits of $93.7 .....................................                       -             -         (140.6)
  -SFAS No. 112, "Employers' Accounting for Postemployment
   Benefits," Net of Income Tax Benefits of $150.0 .......                       -             -         (250.0)
                                                                            ------------------------------------
Net Income ...............................................                    $320.8       $629.5         $38.1
                                                                            ------------------------------------

Earnings Per Share of Common Stock:
Before Cumulative Effect of Changes in
  Accounting Principles ..................................                     $ 1.89        $3.70         $2.42
Cumulative Effect to January 1, 1993, of Changes
  in Accounting Principles:
  -SFAS No. 106, "Employers' Accounting for Postretirement
   Benefits Other Than Pensions" .........................                       -              -            (.79)
  -SFAS No. 112, "Employers' Accounting for Postemployment
   Benefits" .............................................                       -              -           (1.40)
                                                                            -------------------------------------
Net Earnings Per Share of Common Stock ...................                     $ 1.89        $3.70           $.23
                                                                            -------------------------------------
Average Number of Shares Outstanding .....................                   169,522,000   169,946,000   177,181,000
                                                                            -------------------------------------

The accompanying notes are an integral part of the consolidated financial statements.



The Dun & Bradstreet Corporation and Subsidiaries
Consolidated Statement of Financial Position
December 31,

Dollar amounts in millions, except per share data

Assets                                                                            1995             1994

Current Assets
Cash and Cash Equivalents                                                         $ 385.5          $ 335.4
Marketable Securities                                                                52.8             26.9
Accounts Receivable - Net                                                         1,451.7          1,256.5
Other Current Assets                                                                408.5            362.2
                                                                                ---------------------------
                    Total Current Assets                                          2,298.5          1,981.0
Investments
Marketable Securities                                                               139.5            133.1
Other Investments and Notes Receivable                                              336.9            366.4
                                                                                ---------------------------
                    Total Investments                                               476.4            499.5

Property, Plant and Equipment-Net                                                   874.4            918.5


Other Assets-Net
Deferred Charges                                                                    366.3            363.1
Computer Software                                                                   312.3            335.9
Other Intangibles                                                                   178.5            216.0
Goodwill                                                                          1,009.4          1,149.9
                                                                                ---------------------------
                    Total Other Assets-Net                                        1,866.5          2,064.9
                                                                                ---------------------------
Total Assets                                                                     $5,515.8         $5,463.9
                                                                                ---------------------------
Liabilities and Shareholders' Equity

Current Liabilities
Accounts and Notes Payable                                                         $802.1           $790.8
Accrued and Other Current Liabilities                                             1,364.3          1,300.4
Accrued Income Taxes                                                                 42.1             95.4
Redeemable Partnership Interests                                                    625.0              0.0
                                                                                ---------------------------
                    Total Current Liabilities                                     2,833.5          2,186.6

Unearned Subscription Income                                                        319.6            290.3
Postretirement and Postemployment Benefits                                          553.3            484.9
Deferred Income Taxes                                                               167.7            209.3
Other Liabilities and Minority Interests                                            459.2            974.2
                                                                                ---------------------------
Total Liabilities                                                                $4,333.3         $4,145.3
                                                                                ---------------------------
Shareholders' Equity
Preferred Stock, par value $1 per share, authorized-10,000,000 shares;
     outstanding--none
Common Stock, par value $1 per share, authorized-400,000,000 shares;
     issued---188,420,996  and 188,411,297 shares for 1995 and 1994, respectively  $188.4            $188.4
Capital in Excess of Par Value                                                       70.0              67.2
Retained Earnings                                                                 2,204.7           2,330.0
Treasury Stock, at cost,19,031,922  and 18,650,410 shares
     for 1995 and 1994, respectively                                             (1,107.3)         (1,077.2)
Cumulative Translation Adjustment                                                  (177.3)           (183.5)
Unrealized Gains (Losses) on Investments                                              4.0              (6.3)
                                                                                ---------------------------
Total Shareholders' Equity                                                       $1,182.5          $1,318.6
                                                                                ---------------------------
Total Liabilities and Shareholders' Equity                                       $5,515.8         $5,463.9
                                                                                ---------------------------

The accompanying notes are an integral part of the consolidated financial statements.


The Dun & Bradstreet Corporation and Subsidiaries
Consolidated Statement of Cash Flows
Years Ended December 31,

Dollar amounts in millions                                                      1995           1994            1993
                                                                                ------------------------------------
Cash Flows from Operating Activities:
Net Income                                                                      $320.8         $629.5           $38.1
Reconciliation of Net Income to Net Cash
  Provided by Operating Activities:
   Cumulative Effect of Changes in Accounting Principles:
     Postretirement Benefits Other Than Pensions                                  0              0               140.6
     Postemployment Benefits                                                      0              0               250.0
    Depreciation and Amortization                                                474.5          421.1            373.7
    Gain from Sale of DunsNet Assets                                              0             (36.0)             0
    Gains from Sale of Businesses and Gartner Group Stock                       (133.1)         (56.3)           (61.0)
    Restructuring Provisions                                                      12.8           56.3            317.5
    Provisions Related to Reorganization                                         448.4            0                0
    Restructuring Payments                                                      (101.2)        (142.8)           (95.1)
    Postemployment Benefit Expense                                                90.7            8.6             10.0
    Postemployment Benefit Curtailment Loss/(Gain)                                 4.5          (46.0)            (2.1)
    Postemployment Benefit Payments                                             (130.5)        (174.5)           (44.3)
    Net (Increase) Decrease in Accounts Receivable                              (188.0)         (88.3)            36.8
    Deferred Income Taxes                                                        (72.0)          67.9              2.9
    Net Decrease (Increase) in Other Working Capital Items                       119.4          (89.4)           (15.7)
    Other                                                                         48.9           55.9              8.5
                                                                                ---------------------------------------
Net Cash Provided by Operating Activities                                        895.2          606.0            959.9

Cash Flows from Investing Activities:
Proceeds from Marketable Securities                                               74.6          145.1             146.8
Payments for Marketable Securities                                               (96.3)        (181.0)            (95.9)
Proceeds from Sale of Businesses                                                 241.3          143.7             107.5
Payments for Acquisition of Businesses (excluding cash and cash equivalents acquired of $.5 million, $1.9 million and $12.8 million in 1995, 1994 and 1993
respectively)                                                                    (25.3)        (234.0)           (120.1)
Capital Expenditures                                                            (286.2)        (272.5)           (235.7)
Additions to Computer Software and Other Intangibles                            (231.9)        (230.2)           (202.9)
Increase in Other Investments and Notes Receivable                               (17.6)         (73.9)            (46.7)
Other                                                                             29.6           19.7              37.1
                                                                                ---------------------------------------
Net Cash Used in Investing Activities                                           (311.8)        (683.1)           (409.9)

Cash Flows from Financing Activities:
Payment of Dividends                                                            (446.1)        (435.2)           (423.0)
Payments for Purchase of Treasury Shares                                         (72.3)         (70.0)           (612.2)
Net Proceeds from Exercise of Stock Options                                       34.2           23.4              43.1
(Decrease) Increase in U.S. Short-term Borrowings                                (38.7)         360.8             (34.9)
Third-Parties Investments in Partnerships                                          0               0              625.0
Payment of Alaska Native Corp. Obligations                                         0           (166.2)              0
Other                                                                            (23.5)          33.4              48.2
                                                                                ----------------------------------------
Net Cash Used in Financing Activities                                           (546.4)        (253.8)           (353.8)
                                                                                ----------------------------------------
Effect of Exchange Rate Changes on Cash and Cash Equivalents                      13.1           15.4             (39.8)
Increase (Decrease) in Cash and Cash Equivalents                                  50.1         (315.5)            156.4
Cash and Cash Equivalents , Beginning of Year                                    335.4          650.9             494.5
Cash and Cash Equivalents, End of Year                                          $385.5         $335.4            $650.9


The accompanying notes are an integral part of the consolidated financial statements.


CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY


Dollar amounts in millions, except per share data

                                          Common         Capital in                            Cumulative   Unrealized
Three Years Ended                         Stock          Excess of    Retained     Treasury    Translation  Gains (Losses)
December 31, 1995                         ($1 Par Value) Par Value    Earnings     Stock       Adjustment   on Investments   Total

Balance, January 1, 1993                  $188.4         $59.4        $2,520.6     $(472.0)    $(140.4)     $0             $2,156.0
Net Income                                                                38.1                                                 38.1
Cash Dividends ($2.40 per share)                                        (423.0)                                              (423.0)
Treasury shares reissued under
  stock options and deferred
  compensation plans (958,011)                             4.8                        43.1                                     47.9
Treasury shares reissued under
  restricted stock plan (93,888)                                                       5.4                                      5.4
        Less unearned portion                                                         (5.4)                                    (5.4)
        Plus earned portion of grants                                                  4.6                                      4.6
Treasury shares acquired (9,010,227)                                                (612.2)                                  (612.2)
Change in cumulative translation
  adjustment                                                                                    (100.1)                      (100.1)
------------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1993                 188.4          64.2        2,135.7     (1,036.5)     (240.5)      0              1,111.3
Net Income                                                              629.5                                                 629.5
Cash Dividends ($2.56 per share)                                       (435.2)                                               (435.2)
Treasury shares reissued under
  stock options and deferred
  compensation plans (552,805)                             3.0                        23.4                                     26.4
Treasury shares reissued under
  restricted stock plan (114,930)                                                      7.1                                      7.1
        Less unearned portion                                                         (7.1)                                    (7.1)
        Plus earned portion of grants                                                  5.9                                      5.9
Treasury shares acquired (1,193,631)                                                 (70.0)                                   (70.0)
Change in cumulative translation
  adjustment                                                                                      57.0                         57.0
Unrealized losses on investments                                                                             (6.3)             (6.3)
-----------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1994                188.4          67.2         2,330.0      (1,077.2)    (183.5)      (6.3)          1,318.6
Net Income                                                              320.8                                                 320.8
Cash Dividends ($2.63 per share)                                       (446.1)                                               (446.1)
Treasury shares reissued under
  stock options and deferred
  compensation plans (741,526)                            2.8                          34.2                                    37.0
Treasury shares reissued under
  restricted stock plan (174,100)                                                       8.8                                     8.8
        Less unearned portion                                                          (8.8)                                   (8.8)
        Plus earned portion of grants                                                   8.0                                     8.0
Treasury shares acquired (1,297,138)                                                  (72.3)                                  (72.3)
Change in cumulative translation
  adjustment                                                                                      6.2                           6.2
Unrealized gains on investments                                                                              10.3              10.3
------------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1995               $188.4         $70.0        $2,204.7     $(1,107.3)   $(177.3)      $4.0          $1,182.5

The accompanying notes are an integral part of the consolidated financial statements.

                                      F-34

Note 1. Summary of Significant Accounting Policies Principles of Consolidation. The consolidated financial statements include those of the Company, its subsidiaries and partnerships in which the Company has a controlling interest. Investments in companies over which the Company has significant influence but not a controlling interest are carried at equity. The effects of all significant intercompany transactions have been eliminated.
   The financial statements of IMS International, Inc. (IMS), Dun & Bradstreet Software and subsidiaries outside the United States and Canada reflect a fiscal year ending November 30 to facilitate timely reporting of the Company's consolidated financial results.

Cash Equivalents. Marketable securities that mature within 90 days of purchase date are considered cash equivalents.

Marketable  Securities.  The Company  adopted the  provisions  of  Statement  of
Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities" in 1994. At December 31, 1994, all marketable securities were classified as "available for sale" and , therefore, were reported at fair value, with net unrealized gains and losses reported in shareowners' equity. At December 31, 1995, marketable securities are either classified as "available for sale" or "held to maturity". The marketable securities classified as "held to maturity" are valued at amortized cost, which approximates market value.
   The fair value of current and non-current marketable securities (and interest rate swap agreements and foreign exchange forward contracts discussed in Note 6 to the Consolidated Financial Statements) were estimated based on quoted market prices whenever available. When quoted market prices were not available, the Company used standard pricing models for various types of financial instruments which take into account the present value of estimated future cash flows. Realized gains and losses on marketable securities are determined on the specific identification method.

Unbilled Expenditures. These expenditures, which are included in other current assets, represent costs to be expensed upon contract completion and the cost of coupons purchased in connection with clearing house activities, which are rebilled to customers.

Property, Plant and Equipment. Buildings and machinery and equipment are depreciated over their estimated useful lives using principally the straight-line method. Leasehold improvements are amortized on a straight-line basis over the shorter of the term of the lease or the estimated useful life of the improvement.


         Other Assets. Deferred charges include prepaid pension costs and assets of grantor trusts established to pay benefits for U.S. supplemental pension plans. Certain computer software costs are capitalized in accordance with SFAS No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed," and are reported at the lower of unamortized cost or net realizable value. Other intangibles result from acquisitions and database development. Computer software and other intangibles are being amortized, using principally the straight-line method, over three to five years and five to 15 years, respectively. Goodwill represents the excess purchase price over the fair value of identifiable net assets of businesses acquired and is amortized on a straight-line basis over seven to 40 years.
   The Company adopted the provisions of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" in 1995. This statement requires that long-lived assets and certain identifiable intangibles held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In general, this statement requires recognition of an impairment loss when the sum of undiscounted expected future cash flows is less than the carrying amount of such assets. The measurement for such impairment loss is then based on the fair value of the asset. See Note 2 to the Consolidated Financial Statements.
   At each balance sheet date, the Company reviews the recoverability of goodwill, not identified with long-lived assets, based on estimated undiscounted future cash flows from operating activities compared with the carrying value of goodwill and recognizes any impairment on the basis of such comparison. The recognition and measurement of goodwill impairment is assessed at the business unit level.

Revenue Recognition. The Company recognizes revenue as earned, which is generally over the contract period or as the information is delivered or related services are performed. Amounts billed for service and subscriptions are credited to unearned subscription income and reflected in operating revenue over the subscription term, which is generally one year. Software license revenue is recognized upon delivery of the software and documentation when there are no significant remaining related obligations. Revenue from post-contract customer support (maintenance) is recognized on a straight-line basis over the term of the contract.

Note 1.  (Cont'd.)
Foreign Currency Translation. For all operations outside the United States where the Company has designated the local currency as the functional currency, assets and liabilities are translated using average monthly rates of exchange. For these countries, currency translation adjustments are accumulated in a separate component of shareowners' equity, whereas realized transaction gains and losses are recognized in other expense-net. For operations in countries that are considered to be highly inflationary, where the U.S. dollar is designated as the functional currency, monetary assets and liabilities are translated using end-of-year exchange rates, nonmonetary accounts are translated using historical exchange rates, and all translation and transaction adjustments are recognized in other expense-net.

Earnings Per Share of Common Stock. Earnings per share are based on the weighted average number of shares of common stock outstanding during the year. The inclusion of shares issuable under stock options in the calculation of earnings per share would not result in material dilution.

Financial Instruments. The Company is a party to financial instruments with off-balance-sheet-risk, which are entered into in the normal course of business to reduce exposure to fluctuations in interest and foreign exchange rates. The counterparties to these instruments are major international financial institutions. See Note 6 to the Consolidated Financial Statements.

Estimates. The preparation of financial statements in conformity with Generally Accepted Accounting Principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities. Actual results could differ from those estimates.

Reclassifications. Certain prior-year amounts have been reclassified to conform with the 1995 presentation.

Note 2.  Non-Recurring Charges

In the fourth quarter of 1995, the Company recorded within operating costs a charge of $448.4 million. This charge primarily reflected an impairment loss in connection with the adoption of the provisions of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ($218.1 million), a provision for postemployment benefits ($79.8 million) under the Company's severance plan, an accrual for contractual obligations that have no future economic benefits and penalties to cancel certain contracts ($100.7 million) and other asset revaluations ($49.8 million). No payments relating to the accrued contractual obligation were made in 1995.
     This non-recurring charge evolved from the Company's annual budget and strategic planning process, which included a review of the Company's underlying cost structure, products and services and assets used in the business. Based upon such analysis, management having the authority to approve such business decisions committed in December 1995 to a plan to discontinue certain product lines and dispose of certain other assets, resulting in the charge. These decisions were not reversed or modified as a result of the Company's reorganization plan, which reorganization plan was reviewed and, subject to certain conditions, approved by the Board of Directors on January 9, 1996.
     SFAS No. 121 requires that long-lived assets and certain intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In connection with this review, the Company recorded an impairment loss of $218.1 million reflecting the revaluation of certain fixed assets, administrative and production systems and other intangibles that will be replaced or will no longer be used at A.C. Nielsen, IMS, Dun & Bradstreet Information Services (DBIS) and Dun & Bradstreet Corporate headquarters.
     The provision for postemployment benefits of $79.8 million, represents the cost of workforce reductions. The accrual for contractual obligations that have no future economic benefits and penalties to cancel certain contracts of $100.7 million principally relates to the acquisition of certain information and services that are no longer used by the Company. In addition, the Company recognized a charge of $49.8 million principally related to the write-off of certain computer software product lines that were discontinued.
     In the third quarter of 1994, several non-recurring gains and significant changes in costs were included in the Company's operating results. As a result of the decision to outsource communications services, the assets of DunsNet were sold for a pre-tax gain of $36.0 million. Dun & Bradstreet Plan Services was divested with no gain recorded. The Company also took proactive measures to improve D&B's future performance by accelerating the introduction of newer technologies, though this resulted in a charge of $38.8 million. The charge principally reflected the revaluation of certain computer software and other intangible assets that will be replaced or no longer be used at D&B Software, IMS, DBIS and A.C. Nielsen. In addition, a change in eligibility requirements for the Company's postretirement medical plan resulted in a curtailment gain of approximately $25.7 million , which was largely offset by a substantial increase in spending for new-product development.

Note 3.  Restructuring

In 1995, the Company reported a $28 million restructuring gain related to the sale of warrants received in connection with the divestiture of Donnelley Marketing and restructuring gains totaling $105.1 million relating to the sale of Interactive Data and other divestitures. The Company also recorded a $12.8 million restructuring provision primarily to write off software for product lines that were discontinued at Sales Technologies.
     In the second quarter of 1994, the Company divested two non-strategic businesses - Thomson Directories Ltd. (TDL) and the Machinery Information Division of Dataquest (MID) - and initiated other actions to restructure certain operations and businesses, and to reduce costs and increase operating efficiencies. These restructuring measures included office consolidations, the closedown of Sales Technologies' European operations, the discontinuance of certain production and data-collection systems and products, as well as additional steps to complete certain actions initiated in the fourth quarter of 1993. The pre-tax costs associated with these restructuring actions essentially offset a pre-tax gain of $56.3 million on the two divestitures.
     During 1993, the Company sold Donnelley Marketing Information Services, redeemed preferred shares and notes related to the sales of Donnelley Marketing and Datastream International and resolved certain contingencies related to other divestitures. As a result of the above transactions, a $40.0 million restructuring gain was recognized. In 1993, the Company also recognized a $21.0 million non-operating gain related to the initial public offering of Gartner Group, in which the Company holds a majority interest. In connection with the above operating and non-operating gains, the Company recorded $61.0 million of restructuring expense related to workforce reductions (non-severance costs) and restructuring of certain operations and businesses.
     Additional restructuring actions were initiated in the fourth quarter of 1993 totaling $256.5 million. These actions were designed to achieve long-term productivity improvement, reduce costs and leverage the Company's global synergies. The costs associated with this plan, and all other restructuring actions, included only specific, direct and incremental costs that could be estimated with reasonable accuracy and were clearly identifiable with the related plans.
     Costs included in the restructuring charge included $54.0 million for the consolidation of fourteen major data centers in North America and Europe into two data centers in the U.S. and two centers located in Europe, resulting principally in lease termination costs, asset writeoffs and other costs incident to the consolidation of such data centers. The Company also provided $117.2 million to initiate approximately seventy separate actions to reduce real estate costs by consolidating office facilities in each of fifteen major geographic regions in the U.S. and nine geographic regions in Europe. Costs incurred include lease termination costs and asset writeoffs. A provision of $19.1 million was taken to consolidate and reengineer the

Company's back office accounting functions by consolidating thirty-five reporting entities into one accounting center for the U.S. and Canada, and twenty-five reporting entities into four primary centers in Europe, and to reengineer all accounting processes and functions. Costs incurred include project implementation costs, outside consulting costs and asset writeoffs. The restructuring charge also included $66.2 million to discontinue certain production systems at A.C. Nielsen U.S. and DBIS U.S., due to accelerating the introduction of new technologies; to discontinue certain data collection systems of A.C. Nielsen U.S.; and to discontinue products at A.C. Nielsen U.S., Sales Technologies and Erisco. Costs principally related to writeoffs of computer software and other intangible assets.

     The table below sets forth the details of all restructuring accrual activity by major category for the years ended December 31, 1994 and 1995.




                                                                       1994 Activity                      1995 Activity

                                                           ----------------------------------   -----------------------------------
                                             January 1,               Cash &     December 31,               Cash &     December 31,
Category                                        1994      Expense  Noncash Items   1994       Expense     Noncash Items     1995
                                            --------------------------------------------------------------------------------------

Data center consolidations                  $54.0           -      ($28.7)       $25.3          -         (13.2)           12.1
Real estate cost reductions                 117.2           -       (21.7)        95.5          -         (68.7)           26.8
Accounting function consolidations           19.1           -       (11.6)         7.5          -          (4.2)            3.3
Discontinue production and data
  collection systems and products            14.8           -        (8.3)         6.5         12.8       (14.9)            4.4
Other                                        80.9        $56.3      (92.8)        44.4          -         (18.3)           26.1
------------------------------------------------------------------------------------------------------------------------------------
Total                                       $286.0        $56.3    ($163.1)      $179.2         12.8      (119.3)           72.7
------------------------------------------------------------------------------------------------------------------------------------
Current restructuring liability            $187.1                               $145.0                                    $72.7
Non Current restructuring liability          98.9                                 34.2                                       0
------------------------------------------------------------------------------------------------------------------------------------
 Total restructuring liability             $286.0                               $179.2                                    $72.7
------------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------------

In 1994 and 1993, certain restructuring actions initiated in 1993, 1992 and 1991 were completed at a lower cost than originally estimated and other actions required more costs to implement than originally expected. In addition, costs to complete certain actions being implemented changed based on revised estimates and experience to date. In a number of instances, new restructuring actions were initiated to complement or enhance original actions and certain actions were expanded, contracted or discontinued based on changed circumstances. While the total costs of all restructuring actions remained unchanged, the changes in estimates and other changes did impact operating income by business segment. (See Note 16 to the Consolidated Financial Statements.)

Note 4.  Acquisitions
In1995, 1994 and 1993, the Company acquired various companies in separate transactions that were accounted for as purchases. The aggregate purchase price of such acquisitions totaled approximately $25 million in 1995. The aggregate purchase price for acquisitions totaled approximately $234 million in 1994 (approximately $300 million including acquisition costs, contingent payments and minority interests in several companies). The largest acquisitions were: Survey Research Group, a premier market research firm in Southeast Asia; S&W S.N.R.C. - Wys Muller S.A., a French credit information company; and Pilot Software, a leading provider of on-line analytic processing software solutions that support business decision making needs across many industries.
  In 1993, the Company acquired Soliditet, a provider of commercial-credit information in Scandinavia, and Gartner Group, a provider of research, analysis and advisory services to users and suppliers of information technology systems and software. The aggregate purchase price for acquisitions totaled approximately $120 million in 1993.
    The results of operations of all purchases are included in the Consolidated Statement of Income from dates of acquisition. Had the acquisitions made in 1993, 1994 and 1995 been consummated on January 1 of the year preceding the year of acquisition, the results of these acquired operations would not have had a significant impact on the Company's consolidated results of operations for any of the years presented.

Note 5.  Marketable Securities

Amounts included below are classified in the consolidated statement of financial position as marketable securities, as well as assets of grantor trusts established to pay benefits for U.S. supplemental pension plans and certain marketable securities included in other investments and notes receivable. Cash equivalents of $54.1 million and $46.4 million at December 31, 1995 and 1994, respectively, represent marketable securities purchased within 90 days of maturity date, for which book value, including accrued interest, approximates fair value. Cash equivalents have been excluded from these disclosures.

A summary of cost (amortized cost of debt instruments) and fair values follows:

                                         December 31, 1995    December 31, 1994
                                           Cost       Fair      Cost      Fair
                                                      Value               Value
Equity securities ......................   $   25.6 $   23.7 $   35.3 $   31.6
Debt securities of the U.S. ............
      Government and its agencies ......       71.8     75.2     82.2     79.5
Debt securities of states and other sub-
      divisions of the U.S. Government .      129.2    131.8     99.7     97.7
Debt securities of non-U.S. governments        13.7     14.2     13.9     13.6
Corporate debt securities ..............       12.3     12.3     11.7     11.5
Other ..................................         .1       .1       .1       .1
--------------------------------------------------------------------------------
                                           $  252.7 $  257.3 $  242.9 $  234.0

At December 31, 1995, gross unrealized gains and losses were $9.2 million and $4.6 million, respectively. At December 31, 1994, gross unrealized gains and losses were $2.6 million and $11.5 million, respectively.

Debt securities of states and other subdivisions of the U.S. Government totaling $30.1 million have been classified as "held to maturity" at December 31, 1995, and mature in one year or less. All other securities are classified as "available for sale."

At December 31, 1995, cost and fair values of debt securities by contractual maturity were as follows:


                                                             Cost    Fair Value
Due in one year or less ...............................   $   53.5 $   53.5
Due after one year through five years .................       97.3    101.9
Due after five years through ten years ................       71.4     73.1
More than ten years ...................................        1.5      1.7
Mortgage-backed securities ............................        3.4      3.4
                                                          $  227.1 $  233.6


  For the years ended December 31, 1995 and 1994, proceeds from the sales and maturities of marketable securities were $74.6 million and $145.1 million, respectively, and gross realized

Note 6 - Financial Instruments with Off-Balance-Sheet Risk and Fair Value of Financial Instruments The Company is a party to financial instruments with off-balance-sheet risk, which are entered into in the normal course of business to reduce exposure to fluctuations in interest and foreign exchange rates. The counterparties to these instruments are major international financial institutions. The Company is exposed to interest and exchange rate risk in the event of nonperformance by the counterparties to the financial instruments; however, the Company does not anticipate such nonperformance. The amount of such exposure is generally the unrealized gains in such contracts.
   Interest rate swap agreements are entered into as hedges against variable interest rate exposures. During the first quarter of 1995, the Company entered into swap agreements that effectively fixed interest rates on $100 million of variable rate debt, from 1995 through February 2001. In 1994, the Company entered into swap agreements that effectively fixed interest rates on $300 million of variable rate debt, from 1994 through January 2005. The weighted average fixed rate payable under these agreements is 7.07%. The differential interest to be paid or received annually under these agreements is included in interest expense. At December 31, 1995, the unrealized fair value of the interest rate swaps was a loss of $26 million.
   Foreign exchange forward contracts are entered into to hedge the effects of exchange rate changes on certain of the Company's non-U.S. net investments and to hedge against foreign exchange movements between the dates that foreign currency transactions are recorded and the dates they are settled. At December 31, 1995, the Company had approximately $148 million in foreign exchange forward contracts outstanding with various expiration dates through January 1996. Unrealized losses on these contracts were insignificant. Gains and losses on the contracts designated as hedges of non-U.S. net investments are included in the cumulative translation adjustment component of shareholders' equity, and the remaining gains and losses on foreign exchange forward contracts are recorded in other expense - net.

Note 7.  Postretirement and Postemployment Benefits
The Company has defined benefit pension plans covering substantially all associates in the United States. The benefits to be paid to associates under these plans are based on years of credited service and average final compensation. Pension costs are determined actuarially and funded to the extent allowable under the Internal Revenue Code. Supplemental plans in the United States are maintained to provide retirement benefits in excess of levels allowed by ERISA.

   The Company's non-U.S. subsidiaries provide retirement benefits for associates consistent with local practices, primarily using defined benefit or termination indemnity plans.

The components of net periodic pension cost are summarized as follows:
                            1995     1994    1993
Service Cost               $43.1      $50.3   $42.2
Interest Cost              108.5       93.8    88.8
Actual Return on
   Plan Assets           (248.1)     (7.2)   (126.3)
Net Amortization
   and Deferral            126.8   (111.1)    14.2
----------------------------------------------------
Net Periodic
    Pension Cost           $30.3    $25.8     $18.9
-----------------------------------------------------
The status of defined benefit pension plans at December 31, 1995 and 1994, is as follows:

                                                            Funded                     Unfunded
                                                                                        U.S.(1)               Non-U.S.
                                                       1995        1994            1995       1994       1995      1994

Fair Value of Plan Assets                             $1,366.3      $1,178.7
Actuarial Present Value of Benefit Obligations:
     Vested Benefits                                   1,065.6       896.6        $140.3      $90.8      $68.6   $65.1
     Non-Vested Benefits                                  42.1        37.1           3.7        4.4        0        .1

------------------------------------------------------------------------------------------------------------------------------------
Accumulated Benefit Obligations                        1,107.7       933.7         144.0       95.2       68.6    65.2
Effect of Projected Future Salary Increases              133.9       114.1          59.4       56.0         .1      .1
------------------------------------------------------------------------------------------------------------------------------------
   Projected Benefit Obligations                       1,241.6     1,047.8         203.4      151.2       68.7    65.3
------------------------------------------------------------------------------------------------------------------------------------
Plan Assets in Excess of (Less than) Projected
    Benefit Obligations                                  124.7       130.9        (203.4)    (151.2)     (68.7)  (65.3)
Unrecognized Net Loss (Gain)                             154.1       144.6          55.4       30.4        ---     (.5)
Unrecognized Prior Service Cost                           13.3        13.2          30.3       33.5         .6     1.0
Unrecognized Net Transition(Asset)Obligation             (79.5)      (94.6)          2.0        2.5        ---     ---
Adjustment to Recognize Minimum Liability                 ---         ---          (28.3)     (15.1)       (.5)    (.4)
--------------------------------------------------------------------------------------------------------------------------------
Prepaid (Accrued) Pension Cost                          $212.6      $194.1       $(144.0)    $(99.9)    $(68.6) $(65.2)


(1)Represents supplemental plans for which grantor trusts (with assets of $71 and $69 million at December 31, 1995 and 1994, respectively) have been established to pay plan benefits.


The weighted average expected long-term rate of return on pension plan assets was 9.75% for 1995, 1994 and 1993. At December 31, 1995 and 1994, the projected benefit obligations were determined using weighted average discount rates of 7.16% and 8.51%, respectively, and weighted average rates of increase in future compensation levels of 4.70% and 5.78%, respectively. Plan assets are invested in diversified portfolios that consist primarily of equity and debt securities.
   During 1994, the Company recognized pension curtailment gains of approximately $15 million, resulting from a previously announced work-force reduction, and $3 million resulting from divestitures. In addition to providing pension benefits, the Company provides various health-care and life-insurance benefits for retired associates. Substantially all of the Company's associates in the United States become eligible for these benefits if they reach normal retirement age while working for the Company. Certain of the Company's subsidiaries outside the United States have postretirement benefit plans, although most participants are covered by government-sponsored or -administered programs. The cost of company-sponsored postretirement benefit plans outside the U.S. is not significant.

During 1993, the Company adopted the provisions of SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other than Pensions." The statement requires the accrual of the projected future cost of providing postretirement benefits during the period that associates render the services necessary to be eligible for such benefits. In prior years, this expense was recognized as claims were paid and was not material to the Company's results of operations.
   The Company elected to immediately recognize the accumulated postretirement benefit obligation. Measured as of January 1, 1993, the effect of adopting SFAS No. 106 was a one-time, non-cash, after-tax charge of $140.6 million ($.79 per share).

The components of net periodic postretirement benefit cost other than pensions are summarized as follows:

                              1995    1994     1993
---------------------------------------------------
Service Cost                 $5.1    $ 4.5    $ 6.0
Interest Cost                16.0     15.8     18.3
Net Amortization
   and Deferral              (5.0)    (4.3)    (1.0)
---------------------------------------------------
Net Periodic Postretirement
   Benefit Cost              $16.1   $16.0    $23.3
---------------------------------------------------


The status of postretirement benefit plans other than pensions at December 31, 1995 and 1994, is as follows:


                                                  1995           1994

 Actuarial Present Value of Benefit Obligation:
   Retirees and Dependents                       $(170.0)       $(134.7)
   Active Associates - Eligible                    (25.7)         (28.4)
   Active Associates - Not Yet Eligible            (35.6)         (33.0)
-------------------------------------------------------------------------

 Accumulated Postretirement
        Benefit Obligation                        (231.3)        (196.1)

Unrecognized Net Loss (Gain)                        26.2           (1.0)
Unrecognized Prior Service Cost (Credit)           (18.1)         (23.1)
-------------------------------------------------------------------------
Accrued Postretirement Benefit Obligation        $(223.2)       $(220.2)
-------------------------------------------------------------------------

The accumulated postretirement benefit obligation at December 31, 1995 and 1994 was determined using discount rates of 7.0% and 8.5%, respectively. The assumed rate of future increases in per capita cost of covered health-care benefits is 8.9% in 1996, decreasing gradually to 5.0% for the year 2021 and remaining constant thereafter. Increasing the assumed health-care cost trend rate by one percentage point in each year would increase the accumulated postretirement benefit obligation by $27 million and would increase annual aggregate service and interest costs by $2.3 million.
   During 1994, the Company recognized a curtailment gain of approximately $25.7 million resulting from a change in eligibility requirements for the postretirement medical plan. In addition, the Company recognized curtailment and settlement gains of approximately $2 million resulting from divestitures.
   During 1993, the Company adopted SFAS No. 112, "Employers' Accounting for Postemployment Benefits." SFAS No. 112 requires that employers expense the costs of postemployment benefits paid before retirement, principally severance benefits, over the service lives of employees if certain conditions are met. Under the Company's previous accounting policy, the total cost of such benefits was expensed when the event occurred.
    The initial effect of adopting SFAS No. 112 in 1993 was a one-time, after-tax charge of $250 million ($1.40 per share).

Note 8.  Employee Stock Plans
The Company has granted options to certain associates, under its Key Employees Stock Option Plans, to purchase shares of its common stock at the market price on the date of the grant. Options outstanding at December 31, 1995 were granted during the years 1986 through 1995 and are exercisable over periods ending not later than 2005. At December 31, 1995, 1994 and 1993, options for 4,859,596, 4,306,119 and 3,556,944 shares of common stock were exercisable and 10,306,592, 1,567,393 and 3,467,164 shares were available for future grants under the plans.
   Changes in stock options for the three years ended December 31, 1995 are summarized as follows:


                                                     Option Price Per
                                       Shares           Share ($)         Total
Options outstanding, January 1, 1993  6,848,199      11.16 to 62.50      $337.4
 Granted                              1,757,578      56.75 to 62.25       109.0
 Exercised                             (951,936)     11.16 to 57.75       (42.7)
 Surrendered or Expired                (209,675)     41.50 to 62.50       (11.2
--------------------------------------------------------------------------------
Options outstanding,December 31, 1993 7,444,166      11.16 to 62.50       392.5
 Granted                              2,158,258      54.00 to 62.50       116.8
 Exercised                             (547,668)     11.16 to 57.75       (23.1)
 Surrendered or Expired                (321,584)     11.16 to 62.50       (18.3)
--------------------------------------------------------------------------------
Options outstanding,December 31, 1994 8,733,172      20.52 to 62.50       467.9
 Granted                              1,821,780      50.50 to 63.75       115.4
 Exercised                             (736,145)     20.52 to 62.25       (33.9)
 Surrendered or Expired                (671,079)     20.52 to 63.75       (38.1)
--------------------------------------------------------------------------------
Options outstanding,December 31, 1995 9,147,728      20.52 to 63.75      $511.3
________________________________________________________________________________
Options which became exercisable during:
   1993                               1,231,406      41.50 to 58.38      $ 61.0
   1994                               1,344,876      41.50 to 62.25       $73.0
   1995                               1,493,507      44.63 to 62.50       $84.0

All proceeds from options exercised are credited to treasury stock. Any tax benefit to the Company resulting from the exercise of options is credited to capital in excess of par value. There have been no charges to income with respect to any stock options.
   The plans also provide for the granting of stock appreciation rights and limited stock appreciation rights in tandem with stock options to certain key associates. At December 31, 1995, there were no stock appreciation rights attached to stock options; however, 788,869 limited stock appreciation rights were outstanding, which are exercisable only if, and to the extent that, the related option is exercisable and only upon the occurrence of specified contingent events.
    In 1995, Pilot Software (Pilot), a wholly owned subsidiary of the Company, adopted an equity participation plan authorizing Pilot to grant options for up to 19.5% of its stock to its employees. The options are exercisable after nine years at fair market value, as determined by independent appraisal, however, vesting may be accelerated based on the occurrence of a "trigger event" as defined by the plan. Two-thirds of the authorized options were granted in February 1995 at an exercise price approximating $1.75 per share.
   The Company's majority-owned subsidiary Gartner Group, Inc. has several stock option plans to provide a method of retention and motivation of its senior personnel and also to align senior management's objectives with long-term stock price appreciation.
         In October 1995, the Financial Accounting Standards Board (FASB) issued SFAS No.123, "Accounting for Stock-Based Compensation," which requires that companies with stock-based compensation plans either recognize compensation expense based on new fair value accounting methods or continue to apply the existing accounting rules and disclose pro forma net income and earnings per share assuming the fair value method had been applied. The Company is evaluating the new statement and has not determined whether it will adopt the recognition or disclosure alternative of the statement. Therefore, the impact of adoption on the Company's financial statements has not been determined. The new disclosure requirements are generally effective for financial statements for fiscal years beginning after December 15, 1995.
   Under the 1989 Key Employees Restricted Stock Plan, key associates may be granted restricted shares of the Company's stock. The plan provides for the granting of up to 1,800,000 shares of the Company's common stock prior to December 31, 1998. During 1995, 1994 and 1993, 184,465, 117,262 and 102,540
restricted shares, respectively, were awarded under the plan. Forfeitures in 1995, 1994 and 1993 totaled 10,365, 2,332 and 8,652, respectively. The restrictions on the majority of such shares lapse over a period of three years from the date of the grant and compensation expense is charged to operations over a service period of six years.

Note 9.  Income Taxes

Income before provision for income taxes consisted of:

                         1995        1994        1993
U.S.                     $270.6      $560.0      $367.6
Non-U.S.                 173.1       319.2       220.4
                        --------------------------------
                         $443.7      $879.2      $588.0
                        --------------------------------

The provision (benefit) for income taxes consisted of:

                                1995        1994    1993
Current tax provision:
U.S. Federal                    $156.5      $104.1  $224.2
State and Local                    4.1        54.3    73.8
Non-U.S.                          40.9        34.6   101.0
                                  ------------------------
                                 201.5       193.0   399.0
                                 -------------------------

Deferred tax provision (benefit):
U.S. Federal                     (92.2)      11.6   (194.7)
State and Local                  (15.9)     (17.9)   (16.5)
Non-U.S.                          29.5       63.0    (28.5)
                                  -------------------------
                                 (78.6)      56.7   (239.7)
                                  -------------------------
                                $122.9     $249.7   $159.3
                               -----------------------------
                               -----------------------------

The following table summarizes the significant differences between the U.S. Federal statutory tax rate and the Company's effective tax rate for financial statement purposes.

                                    1995        1994        1993
                                 --------------------------------
Statutory tax rate                 35.0%        35.0%       35.0%
State and Local income taxes,
   net of U.S. Federal tax benefit (3.1)         2.7         6.4
Non-U.S. taxes                      5.6         (1.2)        (.9)
Recognition of capital and
   ordinary losses                (15.9)        (8.7)      (15.2)
Non-recurring charges               6.0           --         --
  Other                             0.1           .6         1.8
                                 --------------------------------
Effective tax rate                27.7%         28.4%       27.1%

Income taxes paid were approximately $119.9 million, $191.4 million and $236.3 million in 1995, 1994 and 1993, respectively. Income taxes refunded were approximately $17.8 million, $10.8 million and $9.5 million in 1995, 1994 and 1993, respectively.



Deferred tax assets (liabilities) are comprised of the following at December 31:
                                           1995           1994
      Deferred Tax Assets:
      Operating Losses                     $191.2         $137.8
      Postretirement Benefits                86.2         90.2
      Postemployment Benefits                42.2         86.4
      Non-Recurring Charges                  42.0         0.0
      Restructuring Costs                    35.3         93.6
      Bad Debts                              26.9         26.3
      Intangibles                             4.0         15.0
      Other                                   9.2         6.8
                                            --------------------
                                            437.0         456.1
      Valuation Allowance                   (91.8)        (78.0)
                                            --------------------
                                            345.2         378.1
      Deferred Tax Liabilities:
      Intangibles                          (127.3)       (195.3)
      Revenue Recognition                   (87.3)        (89.0)
      Tax Leasing Transactions              (68.9)        (80.3)
      Depreciation                          (14.4)        (41.5)
      Other                                  (3.9)         (7.5)
                                           ----------------------
                                           (301.8)        (413.6)
      Net Deferred Tax (Liability) Asset    $43.4         $(35.5)

Undistributed earnings of non-U.S. subsidiaries aggregated approximately $924.7 million at December 31, 1995. Deferred tax liabilities have not been recognized for these undistributed earnings because it is management's intention to reinvest such undistributed earnings outside the U.S. If all undistributed earnings were remitted to the U.S., the amount of U.S. Federal income taxes payable would not be material; however,withholding taxes, imposed by certain non-U.S. countries, would total approximately $51.3 million.
  During 1987 and 1988, the Company entered into tax-sharing agreements with an Alaska Native Corporation (ANC), under which the Company acquired income tax benefits related to certain net operating losses (NOLs) of the ANC. In 1995, the Company recognized benefits of $6.0 million in other expense -- net related to these transactions. In 1994, the Company recognized benefits of $9.8 million in other expense -- net related to these transactions, and paid $166.2 million to settle all liabilities related to the ANC agreements.
  During the three-year period ended December 31, 1983, the Company invested $304.4 million in tax-leasing transactions, varying in length from 4.5 to 25 years. These leases provided the Company with significant benefits from tax deductions in excess of taxable income for Federal income tax purposes. These amounts are included in deferred income taxes.

Note 10. Notes Payable


Notes payable consisted of the following at December 31:
                             1995            1994
                       -----------------------------
Commercial Paper           $405.0           443.7
Bank Notes                   29.2            45.2
Other                        10.3            11.7
                       -----------------------------
                           $444.5          $500.6

The Company has short-term borrowing agreements with several banks to provide up to $750 million of borrowings, all of which support a commercial paper program. The Company also had unused lines of credit of $150 million at December 31, 1995, which were substantially in the form of non-U.S. credit facilities. None of these arrangements had material commitment fees or compensating balance requirements.
  The weighted average interest rates on notes payable, including borrowings in hyperinflationary countries, at December 31, 1995 and 1994, respectively were 7.11 % and 7.53%.

Note 11.  Investment Partnerships
During 1993, three of the Company's subsidiaries contributed assets and third-party investors contributed cash ($125 million) to a limited partnership. One of the Company's subsidiaries serves as general partner. All the other partners, including the third-party investors, hold limited partner interests. The partnership, which is a separate and distinct legal entity, is in the business of licensing database assets and computer software.
  In addition, during 1993, the Company participated in the formation of a limited partnership to invest in various securities including those of the Company. One of the Company's subsidiaries serves as managing general partner. Third-party investors hold limited partner and special investors interests totaling $500 million. The special investors are entitled to a specified return on their investments. Funds raised by the partnership provided a source of the financing for the Company's repurchase of 8.3 million shares of its common stock.
  For financial reporting purposes, the assets, liabilities, results of operations and cash flows of the partnerships described above are included in the Company's consolidated financial statements. The third-parties' investments in these partnerships at December 31, 1994 totaled approximately $625 million and were reflected in other liabilities and minority interests. The third-parties' investments in these partnerships at December 31, 1995 totaled approximately $625 million and were reflected in redeemable partnership interests. Third-parties' share of partnerships results of operations, including specified returns, is reflected in other expense-net.

Note 12.  Capital Stock
In October 1993, the Board of Directors authorized the Company to purchase up to 10 million shares of its common stock. Shares repurchased under this program totaled 8.3 million in 1993. There were no shares repurchased under this program in 1994 and 1995.
   In October 1988, the Company adopted a Shareholders' Rights Plan. The plan is intended to protect the shareholders' interests in the event of an unsolicited attempt to acquire the Company. The plan is not intended to prevent a takeover of the Company on terms that are favorable and fair to all shareholders and will not interfere with a merger approved by the Board of Directors.
   Under the plan, each share of the Company's common stock has a right which trades with the stock until the right becomes exercisable. Each right entitles the shareholders to buy 1/100 of a share of Series A participating preferred stock at a purchase price of $230, subject to adjustment. The rights will not be exercisable until a person or group (Acquiring Person) acquires beneficial ownership of, or commences a tender offer for, 20% or more of the Company's outstanding common stock.
   In the event the Company is acquired in a merger or other business combination, or subject to other transactions, as described in the Shareholders' Rights Plan, each right will entitle its holder (other than the Acquiring Person) to receive upon exercise, stock with a value of two times the exercise price in the form of the Company's common stock or where appropriate, the Acquiring Person's common stock. The Company may redeem the rights, which expire in October 1998, for $.01 per right, under certain circumstances.
   The shareholders have authorized the issuance of 10 million shares of $1 par value preferred stock. The preferred stock can be issued with varying terms, as determined by the Board of Directors. Under certain circumstances, the Company may not issue voting stock or securities convertible into voting stock of the Company without shareholder approval.

Note 13.  Lease Commitments
Certain of the Company's operations are conducted from leased facilities, which are under operating leases that expire over the next 10 years. Rental expense under real estate operating leases for the years 1995, 1994 and 1993 was $149.9 million, $156.3 million, and $168.9 million, respectively. The approximate minimum annual rental expense for real estate operating leases that have remaining noncancelable lease terms in excess of one year, net of sublease rentals, at December 31, 1995, was (in millions): 1996 - $138.4; 1997 - $118.9;
1998 - $106.3;  1999 - $91.6;  2000 - $77.0;  and an aggregate of $192.7 million thereafter.
   The Company also leases certain computer and other equipment under operating leases that expire over the next five years. These leases are frequently renegotiated or otherwise changed as advancements in computer technology produce opportunities to lower costs and improve performance. Rental expense under computer and other equipment leases was $64.6 million, $71.6 million and $96.8 million for 1995, 1994 and 1993, respectively. At December 31, 1995, the approximate minimum annual rental expense for computer and other equipment under operating leases that have remaining noncancelable lease terms in excess of one year was (in millions): 1996 - $91.9; 1997 - $79.6; 1998 - $55.2; 1999 - $41.1;
2000 - $20.7.
  The Company has agreements with various third parties to purchase certain data processing and telecommunication services, extending beyond one year. At
December 31, 1995, the purchases covered by these agreements aggregate approximately (in millions): 1996 - $48.7; 1997 - $46.5; 1998 - $43.6; 1999 -
$27.5; 2000 - $0.8 and an aggregate thereafter of $2.2.

Note 14. Litigation

The Company and its subsidiaries are involved in legal proceedings and litigation arising in the ordinary course of business. In the opinion of management, the outcome of all current proceedings, claims and litigation could have a material effect on quarterly or annual operating results when resolved in a future period. However, in the opinion of managment, these matters will not materially affect the Company's consolidated financial position.

Note 15.  Supplemental Financial Data

Accounts Receivable - Net:

                                 1995           1994

Trade                          $1,411.6       $1,254.4
Less: allowance for doubtful
  accounts                        (74.4)         (76.8)
                                1,337.2        1,177.6
Other                             114.5          78.9
------------------------------------------------------------
                               $1,451.7       $1,256.5


Other Current Assets:
                                        1995           1994
Unbilled expenditures                   $49.8          $51.1
Deferred taxes                          211.1          173.8
Prepaid expenses                        121.7          113.6
Inventories                              25.9           23.7
---------------------------------------------------------------
                                        $408.5        $362.2

Property, Plant and Equipment - Net, carried at cost,

                                       1995           1994

Buildings                             $403.6         $439.3
Machinery and Equipment              1,324.7        1,296.1
                                   --------------------------
                                     1,728.3        1,735.4
Less: accumulated depreciation         977.5          935.3
                                   --------------------------
                                       750.8          800.1
------------------------------------------------------------
Leasehold improvements, less:
Acumulated amortization of
   $98.6 and  $107.7                    76.7           67.4
Land                                    46.9           51.0
-------------------------------------------------------------
                                      $874.4         $918.5

Computer Software, Other Intangibles and Goodwill:

                        Computer    Other
                       Software    Intangibles     Goodwill

January 1,1994        $294.5      $214.7          $942.4
Additions at cost      182.9        47.3           250.4
Amortization           (97.5)      (44.6)          (48.2)
Other deductions and
reclassifications      (44.0)       (1.4)            5.3
--------------------------------------------------------
December 31,1994      $335.9      $216.0        $1,149.9
Additions at cost      198.6        33.3            17.9
Amortization         (119.8)       (50.5)          (61.8)
Other deductions and
reclassifications    (102.4)       (20.3)          (96.6)
---------------------------------------------------------
December 31,1995      $312.3       $178.5        $1,009.4

 Accounts and Notes Payable:
                      1995           1994
Trade               $117.5           $86.4
Customer advances    121.8           125.9
Taxes other than
 income taxes         83.4            54.6
Notes                444.5           500.6
Other                 34.9            23.3
--------------------------------------------
                    $802.1          $790.8

 Accrued and Other Current Liabilities:
                             1995            1994
Salaries, wages, bonuses and
  other compensation        $184.3          $255.1
Profit-sharing                40.0            34.7
Deferred revenues on
  uncompleted contracts      305.1           270.8
Restructuring costs           72.7           145.0
Postemployment benefits      100.0           100.0
Other                        662.2           494.8
-----------------------------------------------------
                          $1,364.3        $1,300.4






Dollar Amounts in Millions


Note 16.   Operations by Business Segments
The Company, operating in over 70 countries, delivers information,software and related services principally through five business segments referenced below.

                                                              Risk Management(2)
                                                 Marketing(1) and Business                     Directory      Other
                                                 Information  Marketing            Software    Information  Business
Year Ended December 31, 1995                     Services     Information Services Services     Services    Services    Total

Operating Revenue                               $2,388.1      $1,734.1             $457.4       $423.7      $411.8     $5,415.1
Restructuring Income (Expense) - Net(3)            $32.5         $90.0             $(12.8)        $0         $10.6       $120.3
Segment Operating Income (Loss) (4)               $125.6        $449.5              $10.3)      $186.3       $61.2       $812.3
General Corporate Expenses                                                                                               (290.5)(5)
Non-Operating Expense - Net                                                                                               (78.1)
Income Before Provision for Income Taxes                                                                                 $443.7
Segment Depreciation and Amortization(6)           $233.8       $113.6              $70.6        $16.6       $18.6       $453.2
Segment Capital Expenditures                       $131.2        $75.0              $14.6        $19.3       $25.1       $265.2
Identifiable Assets at December 31, 1995         $1,844.3     $1,491.7             $603.9       $539.7      $480.2     $4,959.8
------------------------------------------------------------------------------------------------------------------------------------
Year Ended December 31, 1994
Operating Revenue                                $2,042.9     $1,605.7             $405.9       $440.1      $401.1     $4,895.7
Restructuring Income (Expense) - Net(3)              $8.2         $1.8              $(2.8)       $33.8       $21.7        $62.7  (5)
Segment Operating Income (Loss)                    $285.3       $447.0              $(3.6)      $248.0      $110.0     $1,086.7
General Corporate Expenses                                                                                               (161.2) (5)
Non-Operating Income - Net                                                                                                (46.3)
Income Before Provision for Income Taxes                                                                                 $879.2
Segment Depreciation and Amortization(6)           $190.3       $102.6              $70.9        $15.6       $27.4       $406.8
Segment Capital Expenditures                       $124.1        $71.9              $20.2         $8.2       $12.4       $236.8
Identifiable Assets at December 31, 1994         $1,817.9     $1,574.0             $602.2       $514.9      $419.2     $4,928.2
------------------------------------------------------------------------------------------------------------------------------------
Year Ended December 31, 1993
Operating Revenue                                $1,868.3     $1,564.2             $475.6       $450.7      $351.6     $4,710.4
Restructuring Expense - Net(3)                     $(53.0)      $(97.0)            $(68.3)      $(14.9)      $(3.2)     $(236.4) (5)
Segment Operating Income (Loss)                    $243.5       $307.6             $(24.6)      $170.3       $24.8       $721.6
General Corporate Expenses                                                                                               (169.1) (5)
Non-Operating Income - Net                                                                                                 35.5
Income Before Provision for Income Taxes
   and Accounting Changes                                                                                                $588.0
Segment Depreciation and Amortization(6)           $153.3        $87.6              $76.7        $15.8       $29.2       $362.6
Segment Capital Expenditures                       $109.6        $60.3              $33.5         $9.6       $13.1       $226.1
Identifiable Assets at December 31, 1993         $1,641.1     $1,393.5             $629.9       $500.6      $426.9     $4,592.0
------------------------------------------------------------------------------------------------------------------------------------


(1) A.C. Nielsen's operating revenue was $1,286.1 in 1995, $1,102.0 in 1994 and $1,051.8 in 1993. IMS' operating revenue was $818.5 in 1995, $691.1 in 1994 and $613.9 in 1993.
(2) Operating revenue from worldwide credit services was $993.7 in 1995, $917.0 in 1994 and $892.7 in 1993. (3) See Note 3 to the Consolidated Financial Statements. (4) 1995 Operating Income includes a non-recurring charge of $189.1 in Marketing Information, $45.6 in Risk Management and Business Marketing Information, $17.7 in Directory Information, $22.7 in Software, and $4.0 in Other Business in the fourth quarter for costs principally associated with the Company's plan to reorganize into three independent companies. (5) General Corporate Expenses include a non-recurring charge of $169.3 million in 1995 and $62.7 and $41.1 of restructuring expense in 1994 and 1993, respectively.
(6) Includes depreciation and amortization of Property, Plant and Equipment, Computer Software, Other Intangibles and Goodwill.

Note 16 continued

Directory Information Services' operating revenue includes $121.7 million, $134.0 million and $110.2 million in 1995, 1994 and 1993, respectively, relating to the Company's share of earnings of DonTech, a partnership with Ameritech. As of December 31, 1995, DonTech's assets and liabilities were as follows: current assets, $213.0 million; other assets, $46.0 million; current liabilities, $15.0 million . DonTech's December 31, 1994, assets and liabilities were as follows: current assets, $198.5 million; other assets, $48.0 million; current liabilities, $18.7 million. In 1995, DonTech's revenues totaled $420.5 million compared to $411.7 million and $382.8 million in 1994 and 1993, respectively. Pre-tax income was $232.2 million, $216.4 million and $175.0 million in 1995, 1994 and 1993, respectively. At December 31, 1995 and 1994, the Company's investment in DonTech was $238.2 million and $227.8 million, respectively.
   Non-operating assets of $556.0 million, $535.7 million and $578.4 million at December 31, 1995, 1994 and 1993, respectively, included primarily deferred pension costs, cash and cash equivalents, marketable securities, other investments and deferred income taxes. These assets are not identified with business segments and represent the reconciling item between the identifiable assets shown and the Company's total assets.


Note 17.   Operations by Geographic Area

Financial information by geographic area is summarized as follows.
Inter-area sales were not significant.                                                            Other
                                                     United States          Europe                Non-U.S.              Total
1995
Operating Revenue                                    $3,016.3               $1,560.9              $837.9                $5,415.1
Restructuring Income - Net(1)                        $120.3                 $0                    $0                    $120.3
Operating Income(2)                                  $359.2                 $90.8                 $71.8                 $521.8
Identifiable Assets                                  $2,756.2               $1,670.9              $532.7                $4,959.8
-----------------------------------------------------------------------------------------------------------------------------------
1994
Operating Revenue                                    $2,889.2               $1,354.2              $652.3                $4,895.7
Restructuring (Expense) Income- Net(1)               $(12.5)                $26.1                 $(13.6)               $0
Operating Income                                     $638.5                 $214.3                $72.7                 $925.5
Identifiable Assets                                  $2,843.7               $1,512.8              $571.7                $4,928.2
------------------------------------------------------------------------------------------------------------------------------------
1993
Operating Revenue                                    $2,938.9               $1,267.7              $503.8                $4,710.4
Restructuring (Expense) - Net(1)                     $(215.8)               $(45.7)               $(16.0)               $(277.5)
Operating Income                                     $368.0                 $120.0                $64.5                 $552.5
Identifiable Assets                                  $2,754.9               $1,448.6              $388.5                $4,592.0
------------------------------------------------------------------------------------------------------------------------------------

(1)   See Note 3 to the Consolidated Financial Statements.

(2) 1995 Operating Income includes a non-recurring charge of $448.4 million ($369.7 million in the U.S., $46.3 million in Europe, and $32.4 million in Other Non-U.S.) in the fourth quarter for costs principally associated with the Company's plan to reorganize into three independent companies.


Note 18.  Quarterly Financial Data (Unaudited)

                                                                   Three Months Ended
                                                  March 31      June 30      September 30    December 31     Year
1995
Operating Revenue                                 $1,219.6      $1,307.4    $1,333.4         $1,554.7        $5,415.1
Restructuring Income---Net                        $28.0         $----       $77.2            $15.1           $120.3
Operating Income (Loss) (1)                       $172.8        $220.0      $260.7           $(131.7)        $521.8
Net Income (Loss) (1)                             $108.9        $146.1      $171.5           $(105.7)        $320.8
Earnings (Loss) Per Share (1)                     $.64          $.86        $1.01            $(.62)          $1.89
----------------------------------------------------------------------------------------------------------------------
1994
Operating Revenue                                 $1,099.2      $1,184.7    $1,203.4         $1,408.4        $4,895.7
Operating Income                                  $159.8        $214.1      $250.4           $301.2          $925.5
Net Income                                        $108.7        $144.6      $166.7           $209.5          $629.5
Earnings Per Share                                $.64          $.85        $.98             $1.23           $3.70




(1)Includes a non-recurring charge of $448.4 million in the fourth quarter for costs principally associated with the Company's plan to reorganize into three independent companies. (See Note 2 to the Consolidated Financial Statements).

Note 19. Reorganization Plan

     On January 9, 1996 the Company announced a plan to reorganize into three publicly traded independent companies by spinning off through a tax-free distribution two of its businesses to shareholders. The three companies will be:
Cognizant Corporation, consisting of IMS International, Gartner Group, Nielsen Media Research, Pilot Software and Erisco; The Dun & Bradstreet Corporation, consisting of Dun & Bradstreet Information Services, Moody's Investors Service and Reuben H. Donnelley; and A.C. Nielsen, the marketer of information, analysis and insight to the worldwide consumer-products and services industry. In connection with the reorganization, several other divisions, such as Dun & Bradstreet Software and American Credit Indemnity, will be divested.
   The distribution is subject to final approval by the Company's board of directors and obtaining a ruling from the Internal Revenue Service with respect to the tax-free treatment of the distribution. The Company expects to complete the reorganization by the end of 1996.


The Dun & Bradstreet Corporation and Subsidiaries

Ten-Year Selected Financial Data


All amounts except per share data, average number
of shares outstanding and percentages are shown
in millions of dollars                           1995     1994     1993     1992     1991
---------------------------------------------- -------  -------  -------  -------  -------
Continuing Operations:
      Operating Revenue                        5,415.1  4,895.7  4,710.4  4,750.7  4,651.0
      Costs and Expenses(1)                    4,893.3  3,970.2  4,157.9  3,964.8  3,906.7
---------------------------------------------- -------  -------  -------  -------  -------
      Operating Income (1)                       521.8    925.5    552.5    785.9    744.3
      Non-Operating (Expense)Income - Net        (78.1)   (46.3)    35.5      9.3     (7.0)
---------------------------------------------- -------  -------  -------  -------  -------
      Income from Continuing Operations
        Before Provision for Income Taxes        443.7    879.2    588.0    795.2    737.3
      Provision for Income Taxes                 122.9    249.7    159.3    241.7    230.8
---------------------------------------------- -------  -------  -------  -------  -------
      Income from Continuing Operations          320.8    629.5    428.7    553.5    506.5
Income from Discontinued Operations,
  Net of Income Taxes                                0        0        0        0        0
---------------------------------------------- -------  -------  -------  -------  -------
Income from Operations, Net of Income Taxes(2)   320.8    629.5    428.7    553.5    506.5
---------------------------------------------- -------  -------  -------  -------  -------
Cumulative Effect of Accounting Changes(3)           0        0   (390.6)       0        0
---------------------------------------------- -------  -------  -------  -------  -------
Net Income                                       320.8    629.5     38.1    553.5    506.5
---------------------------------------------- -------  -------  -------  -------  -------
Dividends                                        446.1    435.2    423.0    401.3    383.9
---------------------------------------------- -------  -------  -------  -------  -------
Earnings Per Share of Common Stock:
      Continuing Operations                       1.89(7)  3.70     2.42(4)  3.10     2.84
      Discontinued Operations                      .00      .00      .00      .00      .00
---------------------------------------------- -------  -------  -------  -------  -------
      Income from Operations(2)                   1.89(7)  3.70     2.42(4)  3.10     2.84
---------------------------------------------- -------  -------  -------  -------  -------
      Cumulative Effect of Accounting Changes(3)   .00      .00    (2.19)     .00      .00
---------------------------------------------- -------  -------  -------  -------  -------
      Total                                       1.89     3.70      .23     3.10     2.84
---------------------------------------------- -------  -------  -------  -------  -------
Dividends Per Share                               2.63     2.56     2.40     2.25     2.15
---------------------------------------------- -------  -------  -------  -------  -------
Average Number of Shares Outstanding(in millions)169.5    169.9    177.2    178.3    178.6
---------------------------------------------- -------  -------  -------  -------  -------
As a Percentage of Operating Revenue:
      Operating Income                             9.6(8)  18.9     11.7(5)  16.5     16.0(1)
      Income from Operations, Net of Income Taxes  5.9(9)  12.9      9.1(6)  11.7     10.9
---------------------------------------------- -------  -------  -------  -------  -------
Return on Average Shareholders' Equity Percentage 24.6(9)  55.6     24.9(6)  26.1     25.2(1)
---------------------------------------------- -------  -------  -------  -------  -------
Shareholders' Equity                           1,182.5  1,318.6  1,111.3  2,156.0  2,123.1
---------------------------------------------- -------  -------  -------  -------  -------
Total Assets                                   5,515.8  5,463.9  5,170.4  4,914.9  4,828.7
--------------------------------------------- --------- --------  -------  -------  -------


(1)Includes in 1995 a non-recurring charge of $448.4 million for costs principally associated with the reorganization of the Company (See Note 2 to the Consolidated Financial Statements). Also includes impact of $120.3 million restructuring income - net in 1995 and $277.5, $15.0, $32.1, $35.3 and $50.7 million of restructuring expense - net in 1993, 1991, 1988, 1987 and 1986 respectively.
(2)Excludes net gains (losses) from disposals of discontinued operations of $12.5 and ($.6), or $.07 and $.00 per share, in 1987 and 1986, respectively.
(3)Includes impact of $250.0 million or $1.40 per share for the adoption of SFAS No. 112 and $140.6 million or $.79 per share for the adoption of SFAS No. 106 in 1993. (See Note 7 to the Consolidated Financial Statements.)
(4)$3.36 excluding $277.5 million restructuring expense and $21.0 million gain from Gartner Group's sale of stock (totaling $256.5 million pre-tax and $166.7 million after-tax).
(5)17.6% excluding net  restructuring  expense of $277.5 million as described in
   Note 3 to the Consolidated Financial Statements.
(6)Excludes $277.5 million restructuring expense and $21.0 million gain from Gartner Group's sale of stock (totaling $256.5 million pre-tax and $166.7 million after-tax) described in Note 3 and the impact of the cumulative effect of the accounting changes described in Note 7, Return on Average Shareholders' Equity is 34.6% and Income from Operations, Net of Income Taxes is 12.6% of Operating Revenue.
(7)$3.80 excluding the non-recurring charge of $448.4 million.
(8)17.9% excluding the non-recurring charge of $448.4 million.
(9)Excluding $448.4 million non-recurring charge, Return on Average Shareholders' Equity is 48.6% and Income from Operations, Net of Income Taxes is 11.9% of Operating Revenue.

All amounts except per share data, average number
of shares outstanding and percentages are shown
in millions of dollars                           1990     1989     1988     1987     1986
---------------------------------------------- -------  -------  -------  -------  -------
Continuing Operations:
      Operating Revenue                        4,837.3  4,318.9  4,267.4  3,788.5  3,463.2
      Costs and Expenses(1)                    4,050.4  3,455.8  3,497.7  3,098.6  2,859.8
---------------------------------------------- -------  -------  -------  -------  -------
      Operating Income (1)                       786.9    863.1    769.7    689.9    603.4
      Non-Operating (Expense)Income - Net        (19.1)    49.0     21.0     43.9     43.5
---------------------------------------------- -------  -------  -------  -------  -------
      Income from Continuing Operations
        Before Provision for Income Taxes        767.8    912.1    790.7    733.8    646.9
      Provision for Income Taxes                 261.1    327.9    291.7    295.4    270.0
---------------------------------------------- -------  -------  -------  -------  -------
      Income from Continuing Operations          506.7    584.2    499.0    438.4    376.9
Income from Discontinued Operations,
  Net of Income Taxes                                0        0        0       .6      2.3
---------------------------------------------- -------  -------  -------  -------  -------
Income from Operations, Net of Income Taxes(2)   506.7    584.2    499.0    439.0    379.2
---------------------------------------------- -------  -------  -------  -------  -------
Cumulative Effect of Accounting Changes(3)           0    (31.9)       0        0        0
---------------------------------------------- -------  -------  -------  -------  -------
Net Income                                       506.7    552.3    499.0    439.0    379.2
---------------------------------------------- -------  -------  -------  -------  -------
Dividends                                        379.1    361.9    288.1    226.8    193.2
---------------------------------------------- -------  -------  -------  -------  -------
Earnings Per Share of Common Stock:
      Continuing Operations                       2.79     3.13     2.67     2.36     2.03
      Discontinued Operations                      .00      .00      .00      .00      .01
----------------------------------------------  ------- -------   ------- ------- -------
      Income from Operations(2)                   2.79     3.13     2.67     2.36     2.04
---------------------------------------------- -------  -------  -------  -------  -------
      Cumulative Effect of Accounting Changes(3)   .00     (.17)     .00      .00      .00
---------------------------------------------- -------  -------  -------  -------  -------
      Total                                       2.79     2.96     2.67     2.36     2.04
---------------------------------------------- -------  -------  -------  -------  -------
Dividends Per Share                               2.09    1.935     1.68    1.445    1.235
---------------------------------------------- -------  -------  -------  -------  -------
Average Number of Shares Outstanding(in millions)181.6    186.9    187.1    186.1    185.9
---------------------------------------------- -------  -------  -------  -------  -------
As a Percentage of Operating Revenue:
      Operating Income                            16.3     20.0     18.0(1)  18.2(1)  17.4(1)
      Income from Operations, Net of Income Taxes 10.5     13.5     11.7     11.6     10.9
---------------------------------------------- -------  -------  -------  -------  -------
Return on Average Shareholders' Equity Percentage 24.4     28.1     25.2(1)  25.0     24.4(1)
---------------------------------------------- -------  -------  -------  -------  -------
Shareholders' Equity                           2,044.1  2,150.6  2,093.2  1,899.3  1,650.9
---------------------------------------------- -------  -------  -------  -------  -------
Total Assets                                   4,810.3  5,264.5  5,023.8  3,753.7  3,484.0
---------------------------------------------- -------  -------  -------  -------  -------


(1)Includes in 1995 a non-recurring charge of $448.4 million for costs principally associated with the reorganization of the Company (See Note 2 to the Consolidated Financial Statements). Also includes impact of $120.3 million restructuring income - net in 1995 and $277.5, $15.0, $32.1, $35.3 and $50.7 million of restructuring expense - net in 1993, 1991, 1988, 1987 and 1986 respectively.
(2)Excludes net gains (losses) from disposals of discontinued operations of $12.5 and ($.6), or $.07 and $.00 per share, in 1987 and 1986, respectively.
(3)Includes impact of $250.0 million or $1.40 per share for the adoption of SFAS No. 112 and $140.6 million or $.79 per share for the adoption of SFAS No. 106 in 1993. (See Note 7 to the Consolidated Financial Statements.)
(4)$3.36 excluding $277.5 million restructuring expense and $21.0 million gain from Gartner Group's sale of stock (totaling $256.5 million pre-tax and $166.7 million after-tax).
(5)17.6% excluding net  restructuring  expense of $277.5 million as described in
   Note 3 to the Consolidated Financial Statements.
(6)Excludes $277.5 million restructuring expense and $21.0 million gain from Gartner Group's sale of stock (totaling $256.5 million pre-tax and $166.7 million after-tax) described in Note 3 and the impact of the cumulative effect of the accounting changes described in Note 7, Return on Average Shareholders' Equity is 34.6% and Income from Operations, Net of Income Taxes is 12.6% of Operating Revenue.
(7)$3.80 excluding the non-recurring charge of $448.4 million.
(8)17.9% excluding the non-recurring charge of $448.4 million.
(9)Excluding $448.4 million non-recurring charge, Return on Average Shareholders' Equity is 48.6% and Income from Operations, Net of Income Taxes is 11.9% of Operating Revenue.

                                      F-59.2

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



                                              The Dun & Bradstreet Corporation
                                                       (Registrant)

                                               By: /s/Thomas W. Young
                                                  --------------------
                                                      Thomas W. Young,
                                                     Senior Vice President
                                                            and Controller


October 25, 1996

                                 Exhibit Index
                                ---------------

Exhibit
  No.                          Description                          Page
------                        -------------                        ------
(23)                        Consents of Experts and Counsel
                              Consent of Independent Public
                              Accountants                           F-62

                    CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS


     We consent to the incorporation by reference in the registration statements of The Dun & Bradstreet Corporation on Forms S-8 (File Nos. 2-53006, 33-21719, 33-25774, 33-27144, 33-44551, 33-49060, 33-51005, 33-56289 and 33-64317) of our
reports dated January 23, 1996, on our audits of the consolidated financial statements and financial statement schedule of The Dun & Bradstreet Corporation as of December 31, 1995 and 1994 and for the years ended December 31, 1995, 1994 and 1993, which reports are incorporated by reference or included in this Form 10-K/A-2.



COOPERS & LYBRAND L.L.P.

Stamford, Connecticut
October 25, 1996