Form 10-Q
period 1996-09-30
DUN & BRADSTREET CORP
filed 1996-11-13
CIK 30419

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549


                                    FORM 10-Q

(Mark one)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

               For the quarterly period ended September 30, 1996

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

                       For the transition period from to
     -------------------------------        -----------------------------

                          Commission file number 1-7155


                        THE DUN & BRADSTREET CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Delaware                                        13-2740040
---------------------------------------     ----------------------------------
---------------------------------------     ----------------------------------
      (State of Incorporation)              (I.R.S. Employer Identification No.)

One Diamond Hill Road, Murray Hill, NJ                      07974
----------------------------------------    ------------------------------------
----------------------------------------    ------------------------------------
(Address of principal executive offices)                  (Zip Code)

       Registrant's telephone number, including area code (908) 665-5000
                                 --------------

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
                                                       Shares Outstanding
          Title of Class                               at October 31, 1996
           Common Stock,
       par value $1 per share                              170,257,540

                        THE DUN & BRADSTREET CORPORATION

                               INDEX TO FORM 10-Q



PART I. FINANCIAL INFORMATION                                     PAGE

Item 1. Financial Statements

Consolidated Statements of Income (Unaudited)
      Three Months Ended September 30, 1996 and 1995                3
      Nine Months Ended September 30, 1996 and 1995                 4

Consolidated Statements of Financial Position (Unaudited)
      September 30, 1996 and December 31, 1995                      5

Consolidated Statements of Cash Flows (Unaudited)
      Nine Months Ended September 30, 1996 and 1995                 6

Notes to Consolidated Financial Statements (Unaudited)             7-11

Item 2. Management's Discussion and Analysis of Financial         12-15
            Condition and Results of Operations



PART II.  OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K                            16

SIGNATURES                                                          17


PART I.  FINANCIAL INFORMATION
Item I.  Financial Statements

The Dun & Bradstreet Corporation
Consolidated Statements of Income (Unaudited)

                                                                                                    Three Months Ended
                                                                                                       September 30
                                                                                           -----------------------------------
Dollar amounts in millions, except share data                                                        1996                1995
-----------------------------------------------------------------------------------------------------------------------------------

Operating Revenues                                                                                $529.8               $530.7
-----------------------------------------------------------------------------------------------------------------------------------

Operating Costs
                                                                                                   134.1                109.6
Selling and Administrative Costs
                                                                                                   264.5                259.5
Depreciation & Amortization
                                                                                                    38.3                 39.0
Restructuring (Income) / Expense - Net
                                                                                                      -                 (90.0)
-----------------------------------------------------------------------------------------------------------------------------------

Operating Income
                                                                                                    92.9                212.6
-----------------------------------------------------------------------------------------------------------------------------------

Interest Income                                                                                      0.3                  1.8

Interest Expense
                                                                                                    (7.3)                (9.4)
Other Income / (Expense) - Net
                                                                                                   (13.3)               (11.0)
-----------------------------------------------------------------------------------------------------------------------------------

Non-Operating (Expense) - Net
                                                                                                   (20.3)               (18.6)
-----------------------------------------------------------------------------------------------------------------------------------

Income from Continuing Operations before Provision for Income Taxes
                                                                                                    72.6                194.0

Provision For Income Taxes
                                                                                                    37.2                 66.4
-----------------------------------------------------------------------------------------------------------------------------------

Income from Continuing Operations
                                                                                                    35.4                127.6

Income from Discontinued Operations (Net of Income Taxes of
     $16.1 and ($0.7), respectively)
                                                                                                    26.6                 43.8
-----------------------------------------------------------------------------------------------------------------------------------

Net Income                                                                                        $ 62.0               $171.4

===================================================================================================================================

Earnings Per Share of Common Stock:

   Income from Continuing Operations                                                               $0.21                $0.75


   Income from Discontinued Operations
                                                                                                    0.15                 0.26
-----------------------------------------------------------------------------------------------------------------------------------

Net Earnings Per Share of Common Stock                                                             $0.36                $1.01

===================================================================================================================================

-----------------------------------------------------------------------------------------------------------------------------------
Dividends Paid Per Share of Common Stock                                                           $0.25                $0.66

-----------------------------------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------------------------
Average Number of Shares Outstanding                                                               170.1                169.6

-----------------------------------------------------------------------------------------------------------------------------------






See accompanying notes to the consolidated financial statements (unaudited).

                                                                    -3-






The Dun & Bradstreet Corporation
Consolidated Statements of Income (Unaudited)

                                                                                                Nine Months Ended
                                                                                                   September 30
                                                                                       -----------------------------------
Dollar amounts in millions, except share data                                                 1996                1995
-----------------------------------------------------------------------------------------------------------------------------------

Operating Revenues                                                                           $1,562.7              $1,532.9
-----------------------------------------------------------------------------------------------------------------------------------

Operating Costs
                                                                                                453.9                 267.4
Selling and Administrative Costs
                                                                                                796.1                 815.4
Depreciation & Amortization
                                                                                                118.6                 119.5
Restructuring (Income) / Expense - Net
                                                                                                  -                  (118.0)
-----------------------------------------------------------------------------------------------------------------------------------

Operating Income
                                                                                                194.1                 448.6
-----------------------------------------------------------------------------------------------------------------------------------

Interest Income
                                                                                                  0.7                   5.6
Interest Expense
                                                                                                (19.7)                (27.5)
Other Income / (Expense) - Net
                                                                                                (36.5)                (33.4)
-----------------------------------------------------------------------------------------------------------------------------------

Non-Operating (Expense) - Net
                                                                                                (55.5)                (55.3)
-----------------------------------------------------------------------------------------------------------------------------------

Income from Continuing Operations before Provision for Income Taxes
                                                                                                138.6                 393.3

Provision For Income Taxes
                                                                                                 83.5                 134.6
------------------------------------------------------------------------------------------------------------------------------------

Income from Continuing Operations
                                                                                                 55.1                 258.7

Income from Discontinued Operations (Net of Income Taxes of
     $13.4 and $28.8, respectively)
                                                                                                 69.2                 167.8
-----------------------------------------------------------------------------------------------------------------------------------

Net Income                                                                                    $ 124.3               $ 426.5
===================================================================================================================================

Earnings Per Share of Common Stock:

   Income from Continuing Operations                                                          $  0.32               $  1.52


   Income from Discontinued Operations
                                                                                                 0.41                  0.99
-----------------------------------------------------------------------------------------------------------------------------------

Net Earnings Per Share of Common Stock                                                        $  0.73               $  2.51

===================================================================================================================================

-----------------------------------------------------------------------------------------------------------------------------------
Dividends Paid Per Share of Common Stock                                                      $  1.57               $  1.97

-----------------------------------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------------------------
Average Number of Shares Outstanding
                                                                                                169.9                 169.6
-----------------------------------------------------------------------------------------------------------------------------------








See accompanying notes to the consolidated financial statements (unaudited).

                                                         -4-





The Dun & Bradstreet Corporation
Consolidated Statements of Financial Position (Unaudited)


                                                                                         September 30             December 31
                                                                                       -------------------     -----------------
Dollar amounts in millions, except share data                                              1996                      1995
------------------------------------------------------------------------------------------------------------------------------------
                                Assets
Current Assets:
Cash &  Cash Equivalents                                                                $ 93.0                  $ 147.1

Marketable Securities                                                                     14.9                     22.6

Accounts Receivable - Net                                                                543.2                    588.9

Other Current Assets                                                                     400.7                    257.6

------------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------------
     Total Current Assets                                                              1,051.8                  1,016.2
------------------------------------------------------------------------------------------------------------------------------------


Other Investments and Notes Receivable                                                   376.3                    376.2

Property, Plant & Equipment - Net
                                                                                         375.1                    382.9

Other Assets -Net:
Deferred Charges                                                                         265.0                    266.1

Computer Software                                                                        115.7                     83.5

Other Intangibles                                                                         80.0                     95.4

Goodwill                                                                                 227.8                    295.5
------------------------------------------------------------------------------------------------------------------------------------
     Total Other Assets -Net
                                                                                         688.5                    740.5
------------------------------------------------------------------------------------------------------------------------------------
Net Assets of Discontinued Operations
                                                                                       1,301.2                  1,326.3
------------------------------------------------------------------------------------------------------------------------------------
====================================================================================================================================
Total Assets                                                                          $3,792.9                 $3,842.1
====================================================================================================================================

                 Liabilities and Shareholders' Equity
Current Liabilities:
Accounts and Notes Payable                                                            $  518.9                    503.4

Accrued and Other Current Liabilities                                                    428.9                    456.4

Accrued Income Taxes                                                                      52.0                     20.6
Redeemable Partnership Interests
                                                                                         625.0                    625.0
------------------------------------------------------------------------------------------------------------------------------------
     Total Current Liabilities                                                         1,624.8                  1,605.4
------------------------------------------------------------------------------------------------------------------------------------

Unearned Subscription Income                                                             375.1                    319.6

Postemployment and Postretirement Benefits                                               365.9                    393.0

Deferred Income Taxes                                                                     77.1                     57.8

Other Liabilities                                                                        275.3                    283.8
------------------------------------------------------------------------------------------------------------------------------------
Total Liabilities                                                                      2,718.2                  2,659.6
------------------------------------------------------------------------------------------------------------------------------------
Shareholders' Equity:
Preferred Stock, par value $1 per share,
     authorized - 10,000,000 shares; outstanding - none
Common Stock, par value $1 per share,
     authorized - 400,000,000  shares;  issued and  outstanding  188,420,996 and
     188,420,996   shares  at   September   30,  1996  and  December  31,  1995,
     respectively                                                                        188.4                    188.4

Capital in Excess of Par Value                                                            70.0                     70.0

Retained Earnings                                                                      2,061.0                  2,204.7

Treasury Stock, at cost,  17,398,156 and 19,031,922 shares at September 30, 1996
     and December 31, 1995, respectively                                              (1,065.2)                (1,107.3)

Cumulative Translation Adjustment                                                       (181.3)                  (177.3)

Unrealized Gains on Investments                                                            1.8                      4.0
                                                                                  -------------------     -----------------
------------------------------------------------------------------------------------------------------------------------------------
Total Shareholders' Equity                                                             1,074.7                  1,182.5
------------------------------------------------------------------------------------------------------------------------------------
====================================================================================================================================
Total Liabilities and Shareholders' Equity                                            $3,792.9                  3,842.1
====================================================================================================================================

See accompanying notes to the consolidated financial statements (unaudited).






The Dun & Bradstreet Corporation
Consolidated Statements of Cash Flows (Unaudited)
                                                                                                   Nine Months Ended

                                                                                                    September 30,
                                                                                           ---------------------------------
Dollar amounts in millions                                                                       1996            1995

----------------------------------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities:
Net Income                                                                                       $ 124.3         $ 426.5
Less: Income from Discontinued Operations                                                          (69.2)         (167.8)
----------------------------------------------------------------------------------------------------------------------------
  Income from Continuing Operations                                                                 55.1           258.7
Reconciliation of Net Income to Net Cash
  Provided by Operating Activities:
    Depreciation and Amortization                                                                  118.6           119.5
    Impairment and Other Losses from Sale of Businesses, Net of Taxes                               86.6              -
    Gain from Sale of Businesses                                                                      -           (118.0)
    Restructuring Payments                                                                         (28.6)          (69.4)
    Payments Related to 1995 Non-Recurring Charge                                                  (20.2)             -
    Net Decrease in Accounts Receivable                                                             28.3            42.7
    Unearned Subscription Income                                                                    55.7            65.2
    Deferred Income Taxes                                                                           16.2            (7.7)
    Accrued Income Taxes                                                                          (169.3)         (108.4)
    Accrued Postemployment Benefits                                                                (14.3)          (21.3)
    Net Decrease in Other Working Capital Items                                                     62.7            67.2
    Other                                                                                             -              9.5

----------------------------------------------------------------------------------------------------------------------------
Net Cash Provided by Operating Activities of Continuing Operations                                 190.8           238.0
----------------------------------------------------------------------------------------------------------------------------

Cash Flows from Investing Activities:
Proceeds from Marketable Securities                                                                 16.2            17.8
Payments for Marketable Securities                                                                  (2.4)           (8.4)
Proceeds from Sale of Businesses                                                                    23.5           230.0
Capital Expenditures                                                                               (61.3)          (86.0)
Additions to Computer Software and Other Intangibles                                               (56.7)          (66.3)
Increase in Other Investments and Notes Receivable                                                 (18.0)           (5.2)
Other                                                                                               48.0           (29.5)
----------------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------------
Net Cash (Used in)/ Provided by Investing Activities of Continuing Operations                      (50.7)           52.4
----------------------------------------------------------------------------------------------------------------------------
Cash Flows from Financing Activities:
Payment of Dividends                                                                              (268.0)         (334.4)
Payments for Purchase of Treasury Shares                                                            (3.7)          (50.7)
Net Proceeds from Exercise of Stock Options                                                         45.8            17.7
Increase in U.S. Short-term Borrowings                                                              20.8            13.2
Other                                                                                                4.8              -

----------------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------------
Net Cash Used in Financing Activities of Continuing Operations                                    (200.3)         (354.2)
----------------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------------
Effect of Exchange Rate Changes on Cash and Cash Equivalents                                        (3.0)           10.1
----------------------------------------------------------------------------------------------------------------------------
(Decrease) in Cash and Cash Equivalents                                                            (63.2)          (53.7)
Net Cash Provided by Discontinued Operations                                                         9.1            72.0
Cash and Cash Equivalents from Continuing Operations, Beginning of Year                            147.1           122.1
----------------------------------------------------------------------------------------------------------------------------
============================================================================================================================
Cash and Cash Equivalents from Continuing Operations, End of Period                               $ 93.0         $ 140.4

============================================================================================================================

See accompanying notes to the consolidated financial statements (unaudited).


                                                           - 6 -

THE DUN & BRADSTREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 - Interim Consolidated Financial Statements

These interim consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and should be read in conjunction with the consolidated financial statements and related notes of The Dun & Bradstreet Corporation's (the "Company") 1995 Annual Report on Form 10-K, as amended by Form 10-K/A-1 and Form 10-K/A-2 and Current Report on Form 8-K dated October 24, 1996 ("Form 8-K"). The consolidated results for interim periods are not necessarily indicative of results for the full year or any subsequent period. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of financial position, results of operations and cash flows at the dates and for the periods presented have been included. Certain prior-year amounts have been reclassified to conform with the 1996 presentation.

On January 9, 1996, the Company announced a plan to reorganize into three publicly traded independent companies by spinning off through a tax-free distribution two new companies to shareholders. The three companies are:
Cognizant Corporation ("Cognizant"), consisting of I.M.S. International, Inc. ("IMS"), the Company's 51% interest in Gartner Group, Inc., Nielsen Media Research, Inc., Pilot Software, Inc., Erisco, Inc., Dun & Bradstreet Satyam Software Proprietary Limited, Cognizant Enterprises, Inc., D&B HealthCare Information, Inc., and D&B Technology Asia KK; The Dun & Bradstreet Corporation, consisting of Dun & Bradstreet, the operating company ("D&B"), Moody's Investors Service ("Moody's") and Reuben H. Donnelley; and ACNielsen Company ("ACNielsen"). In connection with the reorganization, Dun & Bradstreet Software ("DBS") and American Credit Indemnity ("ACI") were slated for divestiture. NCH Promotional Services ("NCH") was subsequently added to the business units to be sold. The Company has received a tax ruling from the U.S. Internal Revenue Service indicating that the receipt by the Company's shareholders of the
Cognizant Common Stock and the ACNielsen Common Stock in the spin-off distribution will be generally tax-free to such shareholders and the Company for Federal income tax purposes. The Company's Board of Directors on October 10, 1996 declared a dividend distribution to shareholders of record on October 21, 1996 consisting of one share of Cognizant Common Stock for each share of the Company's Common Stock and one share of ACNielsen for every three shares of the Company's Common Stock held on such record date. The distribution was effected on November 1, 1996.

For purposes of governing certain of the on-going relationships among the Company, Cognizant and ACNielsen after the distribution and to provide for orderly transition, the three new companies have entered into various agreements, including a Distribution Agreement, Tax Allocation Agreement, Employee Benefits Agreement, Indemnity and Joint Defense Agreement, Intellectual Property Agreement, Shared Transaction Services Agreements, Data Services Agreement and Transaction Services Agreement. These agreements were filed with the Securities and Exchange Commission as part of the Cognizant and ACNielsen Form 10 and the Company's Form 8-K.

Note 2 - Discontinued Operations

Pursuant to Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", the Consolidated Financial Statements of the Company have been reclassified to reflect the probable dispositions of the companies that comprise the Company's Marketing Information Services, Software Services and Other Business Services business segments. These segments include the companies that make up Cognizant, ACNielsen, along with DBS and NCH. Accordingly, the revenues, costs and expenses, assets and liabilities, and cash flows of Cognizant, ACNielsen, DBS and NCH have been excluded from the respective captions in the Consolidated Statements of Income, Consolidated Statements of Financial Position and
Consolidated Statements of Cash Flows. The net operating results of these entities have been reported, net of applicable income taxes, as "Income from Discontinued Operations", the net assets of these entities have been reported as "Net Assets of Discontinued Operations" and the net cash flows of these entities have been reported as "Net Cash (Used in)/Provided by Discontinued Operations".

Summarized financial information for the Discontinued Operations were as follows (in millions):

                                       Quarter               Nine Months
                                        Ended                   Ended
                                       9/30/96                 9/30/96

Operating Revenue                       $851.4                $2,468.3
Income Before Income Taxes               $42.7                   $82.6
Net Income                               $26.6                   $69.2

                                     At 9/30/96              At 12/31/95

Current Assets                        $1,352.9                $1,312.7
Total Assets                          $2,927.0                $3,030.5
Current Liabilities                   $1,215.4                $1,258.6
Total Liabilities                     $1,625.8                $1,704.2

Net Assets of Discontinued            $1,301.2                $1,326.3
Operations


Note 3 - Assets Sold and/or Held for Sale

The sales of the Proprietary West operations of Reuben H. Donnelley and ACI were completed in May and October of 1996, respectively. In connection with these divestitures, the Company recorded within operating costs a charge of $96.7 million ($86.6 million, after tax).

For the quarter and nine months ended September 30, 1996, aggregate operating results of the businesses sold or held for sale before the applicable losses, as discussed above, were as follows (in millions):

                                            Quarter             Nine Months
                                             Ended                 Ended
                                            9/30/96               9/30/96

Operating Revenue                            $16.7                 $60.9

Operating (Loss)                             $(2.4)                $(0.2)

The carrying amount at September 30, 1996 for ACI totaled $107.4 million.

Note 4 - Financial Instruments with Off-Balance-Sheet Risk

The Company is a party to financial instruments with off-balance-sheet-risk, which are entered into in the normal course of business to reduce exposure to fluctuations in interest and foreign exchange rates. Interest rate swap agreements are entered into primarily as hedges against variable interest rate exposures. During the third quarter of 1996, the Company executed swap agreements which effectively fixed interest rates on an additional $100 million of variable rate debt. As a result, at September 30, 1996, the Company had swap agreements outstanding to fix interest rates on a total of $600 million of variable rate debt through January 2005. The weighted average fixed rate payable under these agreements is 6.96%. The differential interest to be paid or received under these agreements is included in interest expense over the life of the debt.

Note 5 - Credit Facility

In August 1996, in connection with the Company's reorganization, the Company negotiated new bank lines of credit increasing available borrowing from previous levels. The syndicated lines of credit total $1.2 billion and consist of a 5-year revolving facility of $1.0 billion and a 1-year revolving facility of $200 million with variable interest payable based on prevailing short-term interest rates. These lines serve as back-up for the Company's commercial paper program and as a funding source for the Company's operations. At September 30, 1996 there was no outstanding balance on the syndicated lines of credit.

Note 6 - Investment Partnerships

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

For financial reporting purposes, the assets, liabilities, results of operations and cash flows of the partnerships described above are included in the Company's consolidated financial statements. The third-parties investments in these partnerships at September 30, 1996 and December 31, 1995 totaled approximately $625 million, and are reflected in redeemable partnership interests. Third-parties share of partnerships results of operations, including specified returns, is reflected in Other Expense-Net.

In October 1996, in conjunction with the Company's reorganization, the Company redeemed $450 million of redeemable partnership interests. This redemption was financed with commercial paper.


Note 7- Litigation


The Company and its subsidiaries are involved in legal proceedings, claims and litigation arising in the ordinary course of business. In the opinion of management, the outcome of such current legal proceedings, claims and litigation, if decided adversely, could have a material effect on quarterly or annual operating results or cash flows when resolved in a future period. However, in the opinion of management, these matters will not materially affect the Company's consolidated financial position.

European Union

Directorate General IV of the Commission of the European Union (the "Commission") is currently investigating ACNielsen for the possible violation of European Union competition law. In May 1996, the Commission issued a Statement of Objections with respect to certain of ACNielsen's practices in Europe, including discounting and other sales practices. ACNielsen has submitted its response to the Commission's Statement of Objections. Following the review of such submission and a hearing at which representatives of European Union member states will participate, the Commission may uphold ACNielsen's position and dismiss the complaint or adopt a decision prohibiting any of the practices identified in the Statement of Objections and imposing substantial fines.


Any liabilities relating to or arising out of the European Union investigation ceased to be liabilities of the Company effective November 1, 1996 with the spin-off distribution of ACNielsen. ACNielsen will be responsible for any such liabilities in connection with this investigation.

Information Resources
On July 29, 1996, Information Resources, Inc. ("IRI") filed a complaint in the United States District Court for the Southern District of New York, naming as defendants the Company, A.C. Nielsen Company (a subsidiary of ACNielsen) and IMS.

The complaint alleges various violations of United States antitrust laws, including alleged violations of Section 1 and 2 of the Sherman Act. The complaint also alleges a claim of tortious interference with a contract and a claim of tortious interference with a prospective business relationship. These claims relate to the acquisition by defendants of Survey Research Group Limited ("SRG"). IRI alleges SRG violated an alleged agreement with IRI when it agreed to be acquired by the defendants and that the defendants induced SRG to breach that agreement.

IRI's complaint alleges damages in excess of $350 million, which amount IRI asked to be trebled under antitrust laws. IRI also seeks punitive damages in an unspecified amount.

In connection with the IRI action, Cognizant, ACNielsen and the Company have entered into an Indemnity and Joint Defense Agreement (the "Indemnity and Joint Defense Agreement") pursuant to which they have agreed (i) to certain arrangements allocating potential liabilities ("IRI Liabilities") that may arise out of or in connection with the IRI Action and (ii) to conduct a joint defense of such action. In particular, the Indemnity and Joint Defense Agreement provides that ACNielsen will assume exclusive liability for IRI Liabilities up to a maximum amount to be calculated at such time such liabilities, if any, become payable (the "ACN Maximum Amount"), and that the Company and Cognizant will share liability equally for any amounts in excess of the ACN Maximum Amount. The ACN Maximum Amount will be determined by an investment banking firm as the maximum amount which ACNielsen is able to pay after giving effect to (i) any plan submitted by such investment bank which is designed to maximize the claims paying ability of ACNielsen without impairing the investment banking firm's ability to deliver a viability opinion (but which will not require any action requiring stockholder approval), and (ii) payment of related fees and expenses. For these purposes, financial viability means the ability of ACNielsen, after giving effect to such plan, the payment of related fees and expenses, and the payment of the ACN Maximum Amount, to pay its debts as they become due and to finance the current and anticipated operating and capital requirements of its business, as reconstituted by such plan, for two years from the date any such plan is expected to be implemented.


Management is unable to predict at this time the final outcome of either the IRI Action or the Commission's investigation or whether the resolution of either matter could materially affect the Company's results of operations, cash flows or financial position.


Note 8 - Adoption of New Pronouncements

In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation", which requires that companies with stock-based compensation plans either recognize compensation expense based on new fair value accounting methods or continue to apply the existing accounting rules and disclose pro forma net income and earnings per share assuming the fair value method has been applied. The Company will adopt this standard by disclosing the pro forma net income and earnings per share amounts assuming the fair value method was adopted January 1, 1995. As a result, the adoption of this standard will not impact the Company's results of operations, financial position or cash flows.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

On January 9, 1996, the Company announced a plan to reorganize into three publicly traded independent companies by spinning off through a tax-free distribution two new companies to shareholders. The three companies are:
Cognizant Corporation ("Cognizant"), consisting of I.M.S. International, Inc. ("IMS"), the Company's 51% interest in Gartner Group, Inc., Nielsen Media Research, Inc., Pilot Software, Inc., Erisco, Inc., Dun & Bradstreet Satyam Software Proprietary Limited, Cognizant Enterprises, Inc., D&B HealthCare Information, Inc., and D&B Technology Asia KK; The Dun & Bradstreet Corporation, consisting of Dun & Bradstreet, the operating company ("D&B"), Moody's Investors Service ("Moody's") and Reuben H. Donnelley; and ACNielsen Company ("ACNielsen"). In connection with the reorganization, Dun & Bradstreet Software ("DBS") and American Credit Indemnity ("ACI") were slated for divestiture. NCH Promotional Services ("NCH") was subsequently added to the business units to be sold. The Company has received a tax ruling from the U.S. Internal Revenue Service indicating that the receipt by the Company's shareholders of the
Cognizant Common Stock and the ACNielsen Common Stock in the spin-off distribution will be generally tax-free to such shareholders and the Company for Federal income tax purposes. The Company's Board of Directors on October 10, 1996 declared a dividend distribution to shareholders of record on October 21, 1996 consisting of one share of Cognizant Common Stock for each share of the Company's Common Stock and one share of ACNielsen for every three shares of the Company's Common Stock held on such record date. The distribution was effected on November 1, 1996.

Pursuant to Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", the Consolidated Financial Statements of the Company have been reclassified to reflect the probable dispositions of the companies that comprise the Company's Marketing Information Services, Software Services and Other Business Services business segments. These segments include the companies that make up Cognizant, ACNielsen, along with DBS and NCH. Accordingly, the revenues, costs and expenses, assets and liabilities, and cash flows of Cognizant, ACNielsen, DBS and NCH have been excluded from the respective captions in the Consolidated Statements of Income, Consolidated Statements of Financial Position and
Consolidated Statements of Cash Flows. The net operating results of these entities have been reported, net of applicable income taxes, as "Income from Discontinued Operations", the net assets of these entities have been reported as "Net Assets of Discontinued Operations" and the net cash flows of these entities have been reported as "Net Cash (Used in)/Provided by Discontinued Operations".

For a detailed discussion of the results for Cognizant and ACNielsen, refer to their separate Forms 10-Q to be filed with the Securities and Exchange Commission for the third quarter and nine months then ended. The following discussion relates to Continuing Operations only.

Reported third-quarter revenue of $529.8 million was essentially unchanged from $530.7 million a year ago. Consolidated nine months revenue increased 1.9% to $1,562.7 million from $1,532.9 million in 1995.

Risk Management and Business Marketing Information Services reported third-quarter revenue growth of 3.6% to $442.0 million from $426.7 million a year ago. D&B, the operating company, reported third-quarter revenue growth of 7.3% to $335.3 million from $312.4 million a year ago, excluding the results of ACI for each period. D&B U.S. posted a 3.9% increase in third-quarter revenue, a result of strong performance in Business Marketing Services over the same quarter last year. D&B Europe's revenue was up 10.7% in the third quarter over the previous year, reflecting improving credit trends in the Germany, Spain and Italy offset by weakness in Switzerland. Moody's Investors Service posted strong revenue growth for the third quarter, driven by continued positive results in the bond market.

Year-to-date the Risk Management and Business Marketing Information Services segment reported revenue of $1,309.2 million up 3.8% from $1,261.4 million a year ago. Excluding ACI and Interactive Data ("IDC") the year-to-date revenue would have been 8.1% favorable to the prior year. D&B U.S. reported revenue of $578.7 million, a 4.1% increase in revenue over the prior year. Moody's Investors Service posted an 18.9% year-to-date revenue increase over prior year, resulting from the strong bond market.

Directory Information Services reported third quarter revenue of $87.7 million, a decrease of 15.6% from prior year. The decrease from prior year resulted principally from the sale of the Proprietary West operations of Reuben H. Donnelley. On a year-to-date basis, Directory Information Services declined from $271.5 million a year ago to $253.5 million primarily resulting from the sale of the Proprietary West operations of Reuben H. Donnelley.

Operating income in the third quarter declined to $92.9 million, compared with $212.6 million in the third quarter of 1995. This variance primarily resulted from expenses related to the Company's reorganization ($18.9 million) which are included in the current year's results, and a $90 million gain on the sale of IDC in the prior year.

Nine months operating income was $194.1 million, compared with operating income of $448.6 million in 1995. On a year-to-date basis, this variance primarily resulted from expenses related to the Company's reorganization ($27.9 million), losses relating to the sale of ACI ($68.2 million) and the Proprietary West operations of Reuben H. Donnelley ($28.5 million) which are included in the current year's results, and a $90 million gain on the sale of Interactive Data and a $28 million gain on the sale of Donnelley Marketing in the prior year.

Non-operating expense-net in the third quarter was $20.3 million, compared with $18.6 million of expense in 1995. For nine months non-operating expense totaled $55.5 million as compared to $55.3 million for the same period in 1995.

Income from Discontinued Operations, net of taxes, was $26.6 million for the quarter ended September 30, 1996 as compared to $43.8 million in the prior year. For nine months of 1996 Income from Discontinued Operations, net of taxes, was $69.2 million versus $167.8 million in 1995. In the third quarter of 1996 an additional $60.0 million, net of taxes, was recorded for the DBS impairment loss, totaling $132.5 million, net of taxes, year-to-date. At November 1, 1996 the sale of DBS was completed with an additional loss of $40.4 million, net of taxes, to be recorded in the fourth quarter. For a detailed discussion of the results for Cognizant and ACNielsen, refer to their separate Forms 10-Q to be filed with the Securities and Exchange Commission for the third quarter and nine months then ended.

Net Income of $62.0 million was reported by the Company in the third quarter as compared with $171.4 million in the third quarter 1995. For the nine months ended September 30, 1996 net income was $124.3 million as compared to $426.5 million for the same period of 1995.

The effective tax rate was 60.2% and 34.2% for the first nine months of 1996 and 1995, respectively. The higher rate in 1996 primarily reflects the lower tax benefits as a result of reorganization costs and losses on assets held for sale. Excluding the tax effects of the non-recurring charges, the 1996 effective tax rate is 34.0%.

Outlook

For the full year 1996, the Company anticipates revenue growth from continuing operations (which excludes discontinued operations and divested companies) in the mid-single digits. Some operational weakness is expected in the fourth quarter, primarily due to lower directory sales at Reuben H. Donnelley and higher start-up costs at Donnelley's new production facility in Raleigh, N.C.

Management estimates costs of approximately $128 million to complete the reorganization. In addition, approximately $86 million of costs that would have been recorded in 1996 and future years will be accelerated entirely into 1996. Reorganization costs include legal, investment banking, other advisory fees and employee and management incentive payments payable by reason of the completion of the distribution.

Changes in Financial Position at September 30, 1996 compared with December 31, 1995.
Goodwill decreased to $227.8 million at September 30, 1996, from $295.5 million at December 31, 1995, primarily reflecting impairment losses recorded in the second and third quarter of 1996 in connection with the divestiture of ACI.

Unearned Subscription Income increased to $375.1 million at September 30, 1996 from $319.6 million at December 31, 1995, reflecting the cyclical pattern of lower subscription sales in the fourth quarter.

Liquidity
At November 1, 1996, after giving effect to a transfer of cash to Cognizant and to ACNielsen pursuant to the Distribution Agreement and the dividend of the net assets of Cognizant and ACNielsen in the distribution (aggregating approximately $1,250 million), the capitalization of the Company is expected to consist of net debt (net of cash and short-term debt) in the range of $900 million to $1,000 million and a deficiency in shareholders' equity in the range of $200 million.

In connection with the Company's reorganization, the Company negotiated new bank lines of credit increasing available borrowing from previous levels. The syndicated lines of credit total $1.2 billion and consist of a 5-year revolving facility of $1.0 billion and a 1-year revolving facility of $200 million with variable interest payable based on prevailing short-term interest rates. These lines serve as back-up for the Company's commercial paper program and as a funding source for the Company's operations.

In the opinion of management, cash flows from its core businesses and available credit facilities provide sufficient resources for working capital requirements, servicing debt and payment of dividends.

Certain of the statements made under the captions "Outlook" and "Liquidity" involve forecasted data and estimates which are inherently uncertain. Although considered reasonable by management of the Company, certain of such forecasts are subject to significant business, economic and competitive uncertainties, many of which are beyond the control of the Company. There can be no assurance that forecasted financial results or estimates will be realized or that calculations based upon such results and estimates will be accurate.

Consolidated Statement of Cash Flows
Nine Months Ended September 30, 1996 and 1995
Net cash provided by continuing operating activities for the nine months ended September 30, 1996 totaled $190.8 million compared with $238.0 million for the comparable period in 1995. The increase of $47.2 million primarily reflected a decrease in working capital and accrued income taxes. The current year results were also impacted by impairment and other losses from the sale of the Proprietary West operations of Reuben H. Donnelley and ACI businesses ($86.6 million, net of taxes) and the prior year included a $118.0 million gain on the sale of IDC and Donnelley Marketing.

Net cash used in investing activities for the nine months ended September 30, 1996 totaled $50.7 million, compared to $52.4 million of cash provided by investing activities during the first nine months of 1995. The prior year included $230.0 million in proceeds from the sale of businesses (IDC and Donnelley Marketing, as mentioned previously).

Net cash used in financing activities for the nine months ended September 30, 1996 totaled $200.3 million compared with $354.2 million for the comparable period of 1995 primarily reflecting a decrease in the payment of shareholder dividends, $268.0 million in the first nine months of 1996 compared with $334.4 million for the nine months ended September 30, 1995.

Other

The Board of Directors declared on October 10, 1996 a special stock dividend to shareholders for the spin-off of Cognizant and ACNielsen on November 1, 1996.

In addition to the special stock dividend discussed above, the Board of Directors also declared on October 16, 1996 a dividend of 25 cents per share payable December 10, 1996, to shareholders of record at the close of business November 20, 1996. Of such dividend, 22 cents per share is attributable to the continuing operations of the Company and three cents per share of the dividend is attributable to Cognizant.

The Company expects to maintain a 22 cents per share quarterly dividend through 1997, but there is no assurance thereof.

PART II.  OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.

(a)     Exhibits:

        (27) Financial Data Schedule
        (Filed Electronically)

(b)     Reports on Form 8-K:

There were no reports on Form 8-K filed during the quarter ended
September 30,1996.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                    THE DUN & BRADSTREET CORPORATION


Date: November 13, 1996         By: FRANK S. SOWINSKI
                                    ============================================
                                    Frank S. Sowinski
                                    Senior Vice President - Finance & Corporate
                                    Development and Chief Financial Officer



Date: November 13, 1996         By: CHESTER J. GEVEDA, JR.
                                    ===========================================
                                    Chester J. Geveda, Jr.
                                    Vice President and Controller

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    THE DUN & BRADSTREET CORPORATION


Date: November 13, 1996        By:
                                    ============================================
                                    Frank S. Sowinski
                                    Senior Vice President - Finance & Corporate
                                    Development and Chief Financial Officer



Date: November 13, 1996        By:
                                    ============================================
                                    Chester J. Geveda, Jr.
                                    Vice President and Controller