Form 10-K
period 1996-12-31
DUN & BRADSTREET CORP
filed 1997-03-27
CIK 30419

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-K

(MARK ONE)
    X        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
----------          EXCHANGE ACT OF 1934


             FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

                                           OR

----------   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                    EXCHANGE ACT OF 1934
             FOR THE TRANSITION PERIOD FROM___________TO_________________.

                         COMMISSION FILE NUMBER 1-7155.

                        THE DUN & BRADSTREET CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                DELAWARE                                13-2740040
        (STATE OF INCORPORATION)           (I.R.S. EMPLOYER IDENTIFICATION NO.)

 ONE DIAMOND HILL ROAD, MURRAY HILL, NJ                    07974
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                (ZIP CODE)

       Registrant's telephone number, including area code: (908) 665-5000.

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                          NAME OF EACH EXCHANGE
      TITLE OF EACH CLASS                                  ON WHICH REGISTERED
      -------------------                                  -------------------

Common Stock, par value $1 per share. . . . . . . . . . .New York Stock Exchange
Preferred Stock Purchase Rights . . . . . . . . . . . . .New York Stock Exchange

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.___________

     As of January 31, 1997, 170,988,313 shares of Common Stock of The Dun & Bradstreet Corporation were outstanding and the aggregate market value of such Common Stock held by nonaffiliates* (based upon its closing transaction price on the Composite Tape on such date) was approximately $4,103.7 million.

*Calculated by excluding all shares held by executive officers and directors of the registrant without conceding that all such persons are "affiliates" of registrant for purposes of federal securities laws.

                                                                     (Continued)

================================================================================

                       DOCUMENTS INCORPORATED BY REFERENCE

PART I
------
ITEM 1         -Business                                     Note 16 Segment Information on page 42
                                                             and 43, of the 1996 Annual Report.

PART II
-------
ITEM 5         -Market for the Registrant's Common           Page 24, Financial Review, of the 1996
                    Equity and Related Stockholder           Annual Report.
                    Matters

ITEM 6         -Selected Financial Data                      Page 46, Five-Year Selected Financial
                                                             Data, of the 1996 Annual Report.

ITEM 7         -Management's Discussion and Analysis         Pages 20 to 24, Financial Review, of
                    of Financial Condition and Results of    the 1996 Annual Report.
                    Operations

ITEM 8         -Financial Statements and Supplementary       Pages 26 to 46 of the 1996 Annual Report.
                    Data

PART III
--------
ITEM 10        -Directors and Executive Officers of the      Pages 2 to 4 of the Company's Proxy
                    Registrant                               Statement dated March 27, 1997.

ITEM 11        -Executive Compensation                       Pages 11 to 24 of the Company's Proxy
                                                             Statement dated March 27, 1997.

ITEM 12        -Security Ownership of Certain Beneficial     Pages 24 to 26 of the Company's Proxy
                     Owners and Management                   Statement dated March 27, 1997.


ITEM 13        -Certain Relationships and Related            Pages 24 to 26 of the Company's Proxy
                    Transactions                             Statement dated March 27, 1997.

                                            ------------

                         The Index to Exhibits is located on Pages 18 to 20.

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

     On November 1, 1996, The Dun & Bradstreet Corporation reorganized into three publicly traded independent companies by spinning off through a tax-free distribution two of its businesses to shareholders (the "Distribution"). The Distribution resulted in the following three companies: (1) The Dun & Bradstreet Corporation, consisting of Dun & Bradstreet, the operating company ("D&B"), Moody's Investors Service ("Moody's") and Reuben H. Donnelley; (2) ACNielsen Corporation ("ACNielsen"); and (3) Cognizant Corporation ("Cognizant"), consisting of IMS International, Inc. ("IMS"), Gartner Group, Nielsen Media Research, Pilot Software, Cognizant Technology Solutions Corporation ("CTSC"), Cognizant Enterprises and Erisco. In connection with the reorganization, Dun & Bradstreet Software ("DBS"), NCH Promotional Services ("NCH"), and American Credit Indemnity ("ACI") were divested. On October 10, 1996, following receipt of a ruling from the Internal Revenue Service that the transaction would be tax-free to the Company and its U.S. shareholders, the Company's Board of Directors declared a dividend distribution to shareholders of record on October 21, 1996 consisting of one share of Cognizant common stock for each share of the Company's common stock and one share of ACNielsen common stock for every three shares of the Company's common stock held on such record date. The Distribution was effected on November 1, 1996 (the "Distribution Date"). These transactions resulted in a noncash dividend which reduced shareholders' equity by $1,240.9 million.

     For purposes of effecting the transaction and of governing certain of the continuing relationships among the Company, Cognizant and ACNielsen after the Distribution, the three companies have entered into various agreements, including a Distribution Agreement, Tax Allocation Agreement, Employee Benefits Agreement and an Indemnity and Joint Defense Agreement.

DISTRIBUTION AGREEMENT

     The Company, Cognizant and ACNielsen entered into the Distribution Agreement providing for, among other things, certain corporate transactions required to effect the Distribution and other arrangements among the Company, Cognizant and ACNielsen subsequent to the Distribution.

     In particular, the Distribution Agreement defines the assets and liabilities which are being allocated to and assumed by Cognizant and those which are being allocated to and assumed by ACNielsen. The Distribution Agreement also defines what constitutes the "Cognizant Business" and what constitutes the "ACNielsen Business."

     Pursuant to the Distribution Agreement, the Company transferred or caused to be transferred all its right, title and interest in the assets comprising the Cognizant business to Cognizant and all its right, title and interest in the assets comprising the ACNielsen business to ACNielsen; Cognizant is obligated to transfer or cause to be transferred all its right, title and interest in the assets comprising the Company's business to the Company; and ACNielsen is obligated to transfer or cause to be transferred all its right, title and interest in the assets comprising the Company's business to the Company. All assets were transferred without any representation or warranty, "as is-where is," and the relevant transferee bears the risk that any necessary consent to transfer was not obtained. Each party also agreed to exercise its respective commercially reasonable efforts promptly to obtain any necessary consents and approvals and to take such actions as may be reasonably necessary or desirable to carry out the purposes of the Distribution Agreement and the other agreements summarized below.

     The Distribution Agreement provides for, among other things, assumptions of liabilities and cross indemnities designed to allocate generally, effective as of the Distribution Date, financial responsibility for the liabilities arising out of or in connection with (i) the businesses conducted by IMS, Nielsen Media Research, Pilot Software, Gartner Group, CTSC, Erisco, and Cognizant Enterprises to Cognizant, (ii) the businesses conducted by A.C. Nielsen Company, other than those conducted by Nielsen Media Research, to ACNielsen and (iii) all other liabilities to the Company. The Distribution Agreement provides for the allocation generally of the financial responsibility for the liabilities arising out of or in connection with former businesses, including those formerly conducted by or associated with Cognizant or ACNielsen, to the Company. The Distribution Agreement allocates to Cognizant liabilities related to certain prior business transactions if such liabilities exceed certain specified amounts.

     No party to the Distribution Agreement will have any liability to any other party for inaccurate forecasts or arising out of any pre-Distribution arrangement, course of dealing or understanding (other than the Distribution Agreement or the other agreements as described below) unless such arrangement, course of dealing or understanding is specifically set forth on a schedule to the Distribution Agreement.

     The Distribution Agreement includes provisions governing the administration of certain insurance programs and the procedures for making claims. The Distribution Agreement also allocates the right to proceeds and the obligation to incur deductibles under certain insurance policies.

     With respect to any transfers contemplated by the Distribution Agreement that were not effected on or prior to the Distribution Date, the parties are required to cooperate to effect such transfers as promptly as practicable following the Distribution Date, and pending any such transfers, to hold any asset not so transferred in trust for the use and benefit of the party entitled thereto (at the expense of the party entitled thereto), and to retain any liability not so transferred for the account of the party by whom such liability is to be assumed.

     The Distribution Agreement provides that neither the Company, Cognizant nor ACNielsen will take any action that would jeopardize the intended tax consequences of the Distribution. Specifically, each of the Company, Cognizant and ACNielsen agrees to maintain its status as a company engaged in the active conduct of a trade or business, as defined in Section 355(b) of the Internal Revenue Code, until the second anniversary of the Distribution Date. As part of the request for a ruling that the Distribution will be tax free for Federal income tax purposes, each of the Company, Cognizant and ACNielsen has represented to the Internal Revenue Service that, subject to certain exceptions, it had no plan or intent to liquidate, merge or sell all or substantially all of its assets. The Company does not intend to initiate any action leading to a change of control, and in the case of a change of control, the foregoing representations, and the ruling based thereon, could be called into question. As a result, the acquisition of control of the Company prior to the second anniversary may be more difficult or less likely to occur because of the potential substantial contractual damages associated with a breach of such provisions of the Distribution Agreement.

     Under the Distribution Agreement, each of the Company, Cognizant and ACNielsen agrees to provide to the other parties, subject to certain conditions, access to certain corporate records and information and to provide certain services on such terms as are set forth in a Transition Services Agreement among such parties.

     The Distribution Agreement also provides that, except as otherwise set forth therein or in any other agreement, all costs or expenses incurred on or prior to the Distribution Date in connection with the Distribution will be charged to and paid by the Company. The Company agreed to be liable for any claims based upon actual or alleged misstatements or omissions in the Registration Statements on Form 10 filed with the Securities and Exchange Commission by each of Cognizant and ACNielsen. Except as set forth in the Distribution Agreement or any related agreement, each party is to bear its own costs and expenses incurred after the Distribution Date.

TAX ALLOCATION AGREEMENT

     The Company, Cognizant and ACNielsen entered into a Tax Allocation Agreement to the effect that the Company will pay its entire consolidated tax liability for the tax years that Cognizant and ACNielsen were included in the Company's consolidated Federal income tax return. For periods prior to the Distribution Date, the Company will generally be liable for state and local taxes measured by income or imposed in lieu of income taxes. The Tax Allocation Agreement allocates liability to the Company, Cognizant and ACNielsen for their respective shares of other state and local taxes as well as any foreign taxes attributable to periods prior to the Distribution Date, as well as certain other matters.

EMPLOYEE BENEFITS AGREEMENT

     The Company, Cognizant and ACNielsen entered into an Employee Benefits Agreement (the "Employee Benefits Agreement"), which allocates responsibility for certain employee benefits matters on and after the Distribution Date.

     The Employee Benefits Agreement provides that Cognizant and ACNielsen will adopt new defined benefit pension plans for their employees and that the Company will continue to sponsor its current plan for the benefit of its employees as well as former employees who terminated employment on or prior to the Distribution Date. Assets and liabilities of the current Company pension plan that are attributable to Cognizant and ACNielsen employees were transferred to the new Cognizant and ACNielsen plans, respectively.

     In addition, Cognizant and ACNielsen are to adopt new savings plans for their employees, and the Company will continue to sponsor its savings plan for the benefit of its employees as well as former employees who terminated employment on or prior to the Distribution Date. Cognizant and ACNielsen employees are given the right to elect to keep their balances in the Company's savings plan, receive a lump-sum payment of their balances or transfer their balances to the new Cognizant and ACNielsen plans, respectively.

     The Company is required to retain the liability for all benefits under the Company's nonqualified supplemental pension plans that were vested prior to the Distribution Date.

     The Employee Benefits Agreement also provides that the Company will continue to sponsor its welfare plans for its employees as well as all former employees who retired or became disabled on or prior to the Distribution Date. Cognizant and ACNielsen are required to provide retiree welfare benefits to their continuing employees who would have been eligible to receive these benefits from the Company had they retired on or prior to the Distribution Date. If Cognizant or ACNielsen fails to provide any retiree welfare benefits, the Company is required to provide such continuing employees with the same level of retiree welfare benefits that it provides to its retirees generally.

     The Company, Cognizant and ACNielsen will each generally retain the severance liabilities of their respective employees who terminated employment prior to the Distribution Date.

     With respect to equity-based plans, the Employee Benefits Agreement provides that unexercised Company stock options held by the Company employees, retirees and disabled employees as of the Distribution Date will be adjusted to reflect the Distribution.

     The Employee Benefits Agreement also provides that the Company will generally retain all employee benefit litigation liabilities that were asserted prior to the Distribution Date (but not such liabilities that relate to the transferred retirement and savings plan assets of Cognizant or ACNielsen employees). Except as specifically provided therein, nothing in the Employee Benefits Agreement restricts the Company's ability to amend or terminate any of its employee benefit plans after the Distribution Date.

INDEMNITY AND JOINT DEFENSE AGREEMENT

     The Company, Cognizant and ACNielsen have entered into the Indemnity and Joint Defense Agreement pursuant to which they have agreed (i) to certain arrangements allocating potential IRI Liabilities (as defined below) that may arise out of or in connection with the IRI Action (as defined on Page 9) and
(ii) to conduct a joint defense of such action. See "Legal Proceedings-Information Resources."

     In connection with the IRI Action, the Company, Cognizant and ACNielsen entered into the Indemnity and Joint Defense Agreement pursuant to which they agreed (i) to certain arrangements allocating potential liabilities ("IRI Liabilities") that may arise out of or in connection with the IRI Action and
(ii) to conduct a joint defense of the IRI Action. In particular, the Indemnity and Joint Defense Agreement provides that ACNielsen will assume exclusive liability for IRI Liabilities up to a maximum amount to be calculated at such time such liabilities, if any, become payable (the "ACN Maximum Amount"), and that the Company and Cognizant will share liability equally for any amounts in excess of the ACN Maximum Amount. The ACN Maximum Amount will be determined by an investment banking firm as the maximum amount which ACNielsen is able to pay after giving effect to (i) any plan submitted by such investment bank which is designed to maximize the claims paying ability of ACNielsen without impairing the investment banking firm's ability to deliver a viability opinion (but which will not require any action requiring stockholder approval), and (ii) payment of related fees and expenses. For these purposes, financial viability means the ability of ACNielsen, after giving effect to such plan, the payment of related fees and expenses, and the payment of the ACN Maximum Amount, to pay its debts as they become due and to finance the current and anticipated operating and capital requirements of its business, as reconstituted by such plan, for two years from the date any such plan is expected to be implemented.

     In addition, ACNielsen agreed to certain restrictions on payments of dividends and share repurchases above specified levels. ACNielsen also agreed not to engage in mergers, acquisitions or dispositions, including joint venture investments, if, after giving effect to any such transaction, ACNielsen would be unable to meet a specified fixed charge coverage ratio, and, if any such transaction involves aggregate consideration in excess of $50 million, then ACNielsen will also be required to receive and to cause to be delivered to Cognizant and the Company an investment banker's fairness opinion.

     The Indemnity and Joint Defense Agreement also sets forth certain provisions governing the defense of the IRI Action pursuant to which the parties agree to be represented by the same counsel. Legal expenses are to be shared equally by the three parties.

     (b) The response to this item is incorporated herein by reference to Note 16 Segment Information on Pages 42 to 43 of the 1996 Annual Report.

     (c) The Dun & Bradstreet Corporation is a non-operating holding company whose revenue is derived primarily from dividends received from its subsidiaries. A descriptive narrative of the Company's business segments follows item (d).

     The number of full-time equivalent employees at December 31, 1996 was approximately 15,400.

     (d) The response to this item is incorporated herein by reference to Note 16 Segment Information on Pages 42 and 43 of the 1996 Annual Report.

     The Company is the world's leading marketer of information and services for business decision-making. Its operations can be divided into two business segments: Risk Management Services and Directory Information Services. The businesses formerly comprising the Marketing Information Services, Software Services and Other Business Services segments were spun-off pursuant to the reorganization and are treated as discontinued operations. A narrative description of the Company's operations by business segment follows.

                            RISK MANAGEMENT SERVICES

DUN & BRADSTREET

     D&B is the world's largest supplier of business, commercial-credit and business-marketing information services, with operations in 37 countries and a worldwide database covering more than 44 million businesses. Data is gathered through personal visits, telephone interviews, and third party sources. D&B also provides receivable management services worldwide. D&B is organized into three regions: United States, Europe and Asia-Pacific, Canada, Latin America.

     DUN & BRADSTREET, U.S.

     D&B, U.S. provides business-to-business credit, marketing and receivable management information and services. The three lines of business are described below:

     Credit Information Services

     Credit Information Services provides its customers with access to a database on more than 10 million U.S. businesses. Its core products include the Business Information Report, Payment Analysis Report, Credit Scoring Report and reference services. Value-added solutions are provided through Specialized Industry Services, Predictive Scoring Services, Industry and Financial Consulting Services, Business Development Services, Analytical Services and Monitoring Services. Customers can order and receive information in a variety of ways, including mail, phone, fax, personal computers and through a variety of customized high-volume connections between D&B and customer computer systems.

     Credit Information Services licenses its data to customers. It also distributes its information via a number of other firms, including leading vendors of online services.

     Customers of Credit Information Services (approximately 62,000 subscription customers and over 175,000 non-subscription customers in the U.S.) use this information in making decisions to extend commercial credit, approve loans and leases, underwrite insurance, evaluate vendors, and make other financial and risk assessment decisions. Credit Information Services' largest customers are major manufacturers and wholesalers, insurance companies, banks and other credit and financial institutions.

     The Business Information Report contains commercial credit information on specific businesses. This report includes the D&B Rating and the PAYDEX score, a dollar-weighted numerical score of the company's payment performance. Both the D&B Rating and the PAYDEX score are based on information in the D&B database. The Business Information Report also includes summary information and detailed payment data, as well as financial, banking, public filing, historical and operational data. The Dun & Bradstreet Reference Book of American Business contains listings on approximately 3 million businesses in the United States and Puerto Rico. This book also contains the D&B Rating, which reflects the credit and financial strength of a business. The Payment Analysis Report provides information on a company's payment record and includes the current PAYDEX score, the 90-day PAYDEX score, historical trends and industry comparisons. Predictive Scoring Services combine advanced statistical modeling with Dun &

Bradstreet's database to help customers automate their risk management processes. D&B Express and other mass market services provide non-subscription customers who have an occasional need for business information with data on a specific company. Credit Information Services also markets other specialized reports and business information.

     Credit Information Services is the leading commercial credit reporting agency in the United States. However, it faces competition both from in-house operations of the businesses it seeks as customers and from other general and specialized credit reporting and other information services. It believes the principal attributes in judging the competition are information quality, availability, service and price.

     Receivable Management Services

     Receivable Management Services ("RMS") provides its customers with a full range of accounts receivable management services, including third party collection of accounts, letter demand services and receivable management outsourcing programs. These services substitute and/or enhance its customers' own internal management of accounts receivable.

     RMS services and collects delinquent receivables on behalf of 30,000 customers primarily in the business-to-business marketplace. Principal markets include insurance, telecommunications, and transportation services. Customers select the applicable RMS service that best meets their receivable portfolio needs.

     RMS uses the Dun & Bradstreet name to correspond with debtors about delinquent accounts for collection services. Revenues are generally earned on a contingent fee basis. Letter demand services are purchased for high volume-lower dollar portfolios with revenues earned on a transactional basis. Receivable outsourcing programs are selected when customers seek to outsource their accounts receivable function to a third party vendor. Services include debt verification and collection, customer service functions and analytical reporting.

     In 1995 and 1996, RMS offered and sold sales franchises covering portions of 27 states. As a complement to its field and telesales sales forces, these franchises are located in less concentrated markets where local presence is preferred. RMS continues to be responsible for all product fulfillment. Customer ownership remains with RMS with franchisees retaining exclusive access in their markets.

     Certain states require licensing for consumer and commercial debt collection. RMS, and in some instances the individual collectors, must be licensed in order to conduct business in applicable states. The laws under which such licenses are granted generally provide for annual license renewals, as well as denials, suspensions or revocations for improper actions or other factors.

     RMS is considered to be a leader in the commercial receivable management industry in the U.S. There are several consumer collection agencies that have larger receivable portfolios, particularly health care and credit card collection providers. The third party commercial collection market is highly fragmented with over 5,000 collection agencies. The outsourcing market has significantly fewer competitors due to the need for larger scale operations by the receivable providers. Both markets are very price competitive with status and statistical reporting and speed of service as key qualitative attributes.

     Internationally, RMS provides cross-border receivable services in which the RMS worldwide offices service cross-border claims for one another. This service has grown significantly but comprises only 2% of total revenue.

     Marketing Information Services

     Marketing Information Services provides marketing information for business-to-business and educational marketers. Marketing Information Services provides comprehensive information and related services used to plan, execute and evaluate the results of marketing programs; model, target and reach prospects; and track sales activities. This information is derived from a proprietary database covering more than 44 million businesses in over 200 countries. Information is delivered in print and on diskette, magnetic tape, CD-ROM and online formats. Additionally, Marketing Information Services offers a line of Database marketing products providing solutions for marketing professionals by organizing various databases into an "information warehouse." The development of such a "warehouse" facilitates market penetration, market segmentation, territory alignment and demand estimation analyses as well as the identification of the best prospective customers. Database marketing products are available in both a PC desktop version and on a larger computing platform.

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

DUN & BRADSTREET EUROPE/MIDDLE EAST/AFRICA AND
      DUN & BRADSTREET ASIA-PACIFIC, CANADA, LATIN AMERICA

     Dun & Bradstreet Europe/Middle East/Africa and Dun & Bradstreet Asia-Pacific, Canada, Latin America ("D&B Europe" and "D&B Asia-Pacific, Canada, Latin America," respectively) opened their first overseas office in 1857 and today conduct operations in offices and branches located throughout Europe, Latin America, Africa, the Middle East, Asia, Japan, the Pacific Rim and Canada.

     D&B Europe and D&B Asia-Pacific, Canada, Latin America provide substantially the same business information, marketing information and receivable management services outside the United States as those provided by D&B U.S. The Business Information Report contains background and financial information on businesses located throughout the world obtained from D&B offices in the 37 countries where there are full operations and from D&B correspondents in over 150 other countries. D&B Europe and D&B Asia Pacific, Canada, Latin America's other major products or services include analytical tools to help the customer make better business decisions, local and international credit-reference publications, marketing publications, marketing information systems, consumer-credit information, as well as receivable management services. Customers can receive information through a direct link to the computer, in printed form, by fax, on CD-ROM or through third parties.

     In 1996, D&B Asia Pacific, Canada, Latin America reorganized its operations in Brazil, Mexico, Chile and Venezuela. It continues to provide cross-border services through local affiliates, small local operations centers and an operations center in Florida.

     D&B Europe continues to invest in data systems. Also, in late 1995 a new range of cross-border products was rolled-out to the European market. D&B Europe also continued investing heavily in a new technology platform, which will result in enhanced product/service flexibility as well as opportunities to streamline operations.

     D&B Europe and D&B Asia-Pacific, Canada, Latin America's operations are subject to the usual risks inherent in carrying on business in certain countries outside of the U.S., including currency fluctuations, possible nationalization, expropriation, price controls, changes in the availability of data from public sector sources, limits on providing information across borders or other restrictive government action. Management believes that the risk of nationalization or expropriation is reduced because its basic service is the delivery of information, rather than the production of products that require manufacturing facilities or the use of natural resources.

     D&B Europe and D&B Asia-Pacific, Canada, Latin America face competition from banks, consumer information companies, application software developers, online content providers and in-house operations of businesses as well as direct competition from businesses providing similar services. D&B Europe is believed to be the largest single supplier of credit information services in Europe. The competition is primarily local and there are no competitors offering a comparable range of global services or capabilities.

MOODY'S INVESTORS SERVICE, INC.

     Moody's publishes credit opinions on investment securities, assigning ratings to fixed-income securities and other credit obligations. It also provides a broad range of business and financial information. Moody's was founded in 1900. It now employs approximately 600 analysts and has a total of more than 1,500 associates located around the world. Moody's provides ratings and information on governmental and commercial entities in over 70 countries. Moody's customers include investors (both institutional and individual), banks and other financial intermediaries, and a wide range of corporate and governmental issuers of securities.

     Moody's publishes rating opinions on a broad range of credit obligations. These include various United States corporate and governmental obligations, Eurosecurities, structured finance securities and commercial paper issues. In recent years, Moody's has moved beyond its traditional core ratings activity, assigning ratings to insurance companies' obligations, bank loans, derivative product companies, debt, mutual funds and derivatives. At the end of 1996, Moody's had outstanding ratings on approximately 70,000 corporate and 60,000 public finance obligations. Ratings are disseminated to the public through a variety of electronic and print media. Detailed descriptions of both the rated issue and issuer, along with a summary of the rating rationale for the assignment of the specific rating, also appear in various Moody's credit research products.

     The ratings fees charged to most issuers account for a majority of Moody's revenues. Therefore, a substantial portion of Moody's revenues is dependent upon the volume of debt securities issued in the global capital markets.

     In addition to revenues from its ratings activities, Moody's derives revenues from its publication of investor-oriented credit research services to over 30,000 subscribers globally. Moody's publishes more than 100 research products, including in-depth research on major issuers, industry studies, special comments and summary credit opinion handbooks. Product selection includes insurance, utilities, speculative grade instruments, bank and global credit research.

     Moody's also offers current and historical business and financial information for investment research and reference uses. Moody's publishes more than 30 different products and services, including manuals, handbooks and guides, as well as CD-ROM and other electronic formats. These products and services cover over 46,000 major U.S. and non-U.S. entities, as well as over 22,000 municipalities and governmental entities and their securities.

     Moody's international operations have continued to grow as a result of the expansion and development of international debt markets in recent years. Moody's maintains offices in ten countries outside of the U.S. Moody's non-U.S. operations are subject to the usual risks inherent in carrying on business in countries outside the U.S., including currency fluctuations, possible nationalization, expropriation, price controls and/or other restrictive government actions. Management believes that the risks of nationalization or expropriation are negligible. Moody's international business is not solely dependent on non-U.S. office staff, as these offices are supported by travel from Moody's internationally-focused staff.

     Moody's is one of the two largest ratings agencies in the world. Both in the United States and internationally, competition is increasing as the volume of rateable credit-sensitive instruments increases and additional ratings agencies are created or existing agencies enter new markets.

     Moody's is registered as an investment advisor under the Investment Advisers Act of 1940.

                         DIRECTORY INFORMATION SERVICES

THE REUBEN H. DONNELLEY CORPORATION

     The Reuben H. Donnelley Corporation ("RHD") provides sales, marketing and publishing services for yellow pages and other directory products. RHD provides these services for almost 400 directories in 18 states and the District of Columbia, and is the largest independent marketer of yellow pages advertising in the U.S. RHD serves the yellow pages marketing needs of over a half million small and medium size business and service organizations who purchase yellow pages advertising.

     RHD's major telephone company clients include Ameritech Advertising Services ("AAS"), NYNEX Information Resources Company ("NIRC") and Sprint Publishing & Advertising ("Sprint") in addition to other smaller telephone companies. RHD's client agreements include both partnership and agency relationships.

     DonTech, a partnership between RHD and AAS, is responsible for marketing and publishing telephone directories throughout Illinois and northwestern Indiana. DonTech also publishes Street Address Directories in Illinois, Michigan and Indiana and operates a fulfillment center which markets telephone directories primarily throughout Illinois. The partnership agreement provides for a bidding process which permits either partner to purchase the other's interest in the event of a change in control of either partner. The agreement also provides for a perpetual partnership.

     RHD serves as the sales agent for NIRC for directories published in New York State. The agreement with NIRC represents the largest sales agency relationship for RHD. Unless a renewal is successfully negotiated, the agreement will expire in 2005.

     RHD's relationship with Sprint includes the CenDon partnership agreement with Centel Directory Company, and directory contracts with several of Sprint's operating subsidiaries to publish, manufacture and distribute telephone directories in Florida, Illinois, Nevada, North Carolina and Virginia. In addition, RHD serves as the sales agent for Sprint in central Florida markets. Unless a renewal is successfully negotiated, these agreements will expire in 2004.

     RHD provides both sales and publishing services as part of its agency relationship with Cincinnati Bell Directory for customers in Ohio and northern Kentucky. The agreement will expire in August of 1997.

     RHD's relationship with Commonwealth Telephone Company includes the C-Don partnership with Commonwealth Communications Inc., which serves customers in northeastern Pennsylvania. In addition, RHD has joint venture agreements with North Pittsburgh Telephone Company, Conestoga Telephone and Telegraph and Denver and Ephrata Telephone and Telegraph Company in Pennsylvania. RHD also has an agency agreement to provide sales and publishing services for CFW Telephone Company in Virginia.

     In addition to the services provided to telephone company clients discussed above, RHD also publishes proprietary yellow pages directories. These directories are located in Delaware, Maryland, New Jersey, Pennsylvania, Virginia and the District of Columbia.

     RHD's publishing and marketing operations handle a variety of pre-press and information management services relating to directory publishing. These services include graphics and ad creation, contract processing, database management and pagination which RHD provides for both clients and its own proprietary business. Publishing operations are based in RHD's state-of-the-art facility in Raleigh, North Carolina which was opened in 1995. Prior to the transition to this new facility, publishing operations were located in Terre Haute, Indiana. This facility closed in 1996.

     The competitive marketplace for the directory business takes many forms. Competition from other yellow pages publishers exists in most markets. In addition, RHD competes for advertising dollars against newspapers, radio, direct mail, online information services and television. Also, advances in technology have brought in new industry participants, new products and new channels. In response, RHD has developed non-traditional relationships with businesses not formerly associated with the directory industry to develop capabilities in multi-product selling, including sales of advertising through online products.

     The passage of the landmark Telecommunications Act of 1996 has set the stage for profound change in the telecommunications and directory industries which will impact RHD. By providing a framework to encourage competition for local telephone service, mandating non-discriminatory access to listings databases and eventually allowing Bell Operating Companies to offer long distance service, this legislation ushers in a new era for directory publishers.

     RHD owns and controls a number of trademarks and other intellectual property rights that, in the aggregate, are of material importance to its proprietary business. This includes the licensing of its name, The Donnelley Directory(R), and marketing and licensing of YPTVSM. However, its business is not dependent on any one intellectual property or group of such properties.

ITEM 2. PROPERTIES

     The principal properties of the Company, by business segment, are set forth below.

     The executive offices of the Company are located at One Diamond Hill Road, Murray Hill, New Jersey in a property owned by D&B.

     The other properties of the Company are geographically distributed to meet sales and operating requirements worldwide. They are generally considered to be both suitable and adequate to meet current operating requirements and virtually all space is being utilized.

RISK MANAGEMENT SERVICES

     Owned properties located within the U.S. include two buildings in Berkeley Heights, New Jersey and one each in Murray Hill and Parsippany, New Jersey and New York, New York.

     Owned properties located outside the U.S. are located in Melbourne, Australia; Curitiba, Brazil; Santiago, Chile; Mexico City, Mexico; Caracas, Venezuela; High Wycombe, England; Lyon, France and seven properties within Italy. The operations of this segment are also conducted from 93 leased offices located throughout the U.S. and 105 leased non-U.S. office locations.

DIRECTORY INFORMATION SERVICES

     Operations are conducted from 35 leased locations throughout the U.S.

ITEM 3. LEGAL PROCEEDINGS

     The Company and its subsidiaries are involved in legal proceedings and litigation arising in the ordinary course of business. In the opinion of management, the outcome of all current proceedings, claims and litigation, if decided adversely, could have a material effect on quarterly or annual operating results when resolved in a future period. However, in the opinion of management, these matters will not materially affect the Company's consolidated financial position.

Information Resources

     Additionally, on July 29, 1996, IRI filed a complaint in the United States District Court for the Southern District of New York, naming as defendants the Company, A.C. Nielsen Company (a subsidiary of ACNielsen) and IMS (a subsidiary of Cognizant).

     The complaint (the "IRI Action") alleges various violations of United States antitrust laws, including alleged violations of Section 1 and 2 of the Sherman Act. The complaint also alleges a claim of tortious interference with a contract and a claim of tortious interference with a prospective business relationship. These claims relate to the acquisition by defendants of Survey Research Group Limited ("SRG"), prior to the Distribution described in Item 1. IRI alleges SRG violated an alleged agreement with IRI when it agreed to be acquired by the defendants and that the defendants induced SRG to breach that agreement.

     IRI's complaint alleges damages in excess of $350 million, which amount IRI asked to be trebled under antitrust laws. IRI also seeks punitive damages in an unspecified amount.

     In connection with the IRI Action, the Company, Cognizant and ACNielsen and entered into the Indemnity and Joint Defense Agreement pursuant to which they agreed (i) to certain arrangements allocating potential liabilities ("IRI Liabilities") that may arise out of or in connection with the IRI Action and
(ii) to conduct a joint defense of the IRI Action. In particular, the Indemnity and Joint Defense Agreement provides that ACNielsen will assume exclusive liability for IRI Liabilities up to a maximum amount to be calculated at such time such liabilities, if any, become payable (the "ACN Maximum Amount"), and that the Company and Cognizant will share liability equally for any amounts in excess of the ACN Maximum Amount. The ACN Maximum Amount will be determined by an investment banking firm as the maximum amount which ACNielsen is able to pay after giving effect to (i) any plan submitted by such investment bank which is designed to maximize the claims paying ability of ACNielsen without impairing the investment banking firm's ability to deliver a viability opinion (but which will not require any action requiring stockholder approval), and (ii) payment of related fees and expenses. For these purposes, financial viability means the ability of ACNielsen, after giving effect to such plan, the payment of related fees and expenses, and the payment of the ACN Maximum Amount, to pay its debts as they become due and to finance the current and anticipated operating and capital requirements of its business, as reconstituted by such plan, for two years from the date any such plan is expected to be implemented.

     Management is unable to predict at this time the final outcome of the IRI Action or whether the resolution of the matter could materially affect the Company's results of operations, cash flows or financial position.

EXECUTIVE OFFICERS OF THE REGISTRANT*

     Officers are elected by the Board of Directors to hold office until their respective successors are chosen and qualified.

     Listed below are the executive officers of the registrant at March 27, 1997 and brief summaries of their business experience during the past five years.


        Name                                          Title                                              Age
        ----                                          -----                                              ---
Volney Taylor**           Chairman of the Board and Chief Executive Officer                              57
Clifford L. Bateman       Senior Vice President and Chief Information Officer                            51
William F. Doescher       Senior Vice President and Chief Communications Officer                         59
Nancy L. Henry            Senior Vice President and Chief Legal Counsel                                  51
Frank R. Noonan           Senior Vice President and President - The Reuben H. Donnelley Corporation      54
Peter J. Ross             Senior Vice President and Chief Human Resources Officer                        51
Frank S. Sowinski         Senior Vice President and Chief Financial Officer                              40
Chester J. Geveda, Jr.    Vice President and Controller                                                  50

 * Set forth as a separate item pursuant to Items 401(b) and (e) of Regulation S-K.

**  Member of the Board of Directors since December 19, 1984.

     Mr. Taylor was elected Chairman of the Board and Chief Executive Officer, The Dun & Bradstreet Corporation, effective November 1, 1996. He served as Executive Vice President, The Dun & Bradstreet Corporation, from February 1, 1982 to October 31, 1996. He also serves as Chairman, Dun & Bradstreet (formerly known as Dun & Bradstreet Information Services), to which position he was appointed, effective January 1, 1991, and as President, Dun & Bradstreet, Inc., and President, Dun & Bradstreet International, Ltd., to which offices he was elected, effective January 1, 1991.

     Mr. Bateman was elected Senior Vice President and Chief Information Officer, The Dun & Bradstreet Corporation, effective November 1, 1996. He also serves as Executive Vice President - Technology and Business Systems, Dun & Bradstreet (formerly known as Dun & Bradstreet Information Services), effective October 1995. From November 1994 until September 1995, Mr. Bateman was Senior Vice President - Host Technologies, Dun & Bradstreet Software. From September 1993 until October 1994, he served as President and Chief Executive Officer, Dun & Bradstreet Plan Services, and served as Vice President - Technology Strategy, The Dun & Bradstreet Corporation, from March 1993 until August 1993. Previously, Mr. Bateman served as Chairman and Chief Executive Officer, Erisco, from January 1990 until February 1993.

     Mr. Doescher was elected Senior Vice President and Chief Communications Officer, The Dun & Bradstreet Corporation, effective November 1, 1996. He also serves as Senior Vice President - Global Communications, Dun & Bradstreet (formerly known as Dun & Bradstreet Information Services), effective April 1992. Previously, he served as Vice President - Public Relations and Advertising, The Dun & Bradstreet Corporation, from December 1978 until October 1996.

     Ms. Henry was elected Senior Vice President and Chief Legal Counsel, The Dun & Bradstreet Corporation, effective March 27, 1997. Prior thereto, she was with the New York City law firm of Skadden, Arps, Slate, Meagher & Flom from 1980.

     Mr. Noonan was elected Senior Vice President, The Dun & Bradstreet Corporation, and President, The Reuben H. Donnelley Corporation, effective November 1, 1996. He previously served, until October 1996, as Senior Vice President, The Dun & Bradstreet Corporation, effective February 20, 1995, and as Chairman, President and Chief Executive Officer, The Reuben H. Donnelley Corporation, to which offices he was elected, effective August 7, 1991 (President), January 1, 1994 (Chief Executive Officer) and February 20, 1995 (Chairman).

     Mr. Ross was elected Senior Vice President and Chief Human Resources Officer, The Dun & Bradstreet Corporation, effective November 1, 1996. He also serves as Senior Vice President - Human Resources, Dun & Bradstreet (formerly known as Dun & Bradstreet Information Services), effective June 1988.

     Mr. Sowinski was elected Senior Vice President and Chief Financial Officer, The Dun & Bradstreet Corporation, effective November 1, 1996. He also serves as Executive Vice President - Applications, Mass Marketing & Alliances, Dun & Bradstreet (formerly known as Dun & Bradstreet Information Services), effective March 1993. He also served as Senior Vice President - Finance and Planning, Dun & Bradstreet Information Services - U.S., from June 1989 until March 1993.

     Mr. Geveda was elected Vice President and Controller, The Dun & Bradstreet Corporation, effective November 1, 1996. He also serves as Senior Vice President
- Finance, Dun & Bradstreet (formerly known as Dun & Bradstreet Information Services), effective November 1996. From April 1993 until October 1996, he served as Senior Vice President - Finance and Planning, Dun & Bradstreet Information Services - U.S. He had previously served as Senior Vice President - Finance and Administration, Dun & Bradstreet Information Services - Europe, from September 1990 until March 1993.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

     Information in response to this Item is set forth under Dividends and Common Stock Information in the "Financial Review" on Page 24 of the 1996 Annual Report, which information is incorporated herein by reference.

ITEM 6. SELECTED FINANCIAL DATA

     Selected financial data required by this Item is incorporated herein by reference to the information relating to the years 1992 through 1996 set forth in the "Five-Year Selected Financial Data" on Page 46 of the 1996 Annual Report.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Information in response to this Item is set forth in the "Financial Review" on Pages 20 to 24 of the 1996 Annual Report, which information is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     See Index to Financial Statements and Schedules under Item 14 on Page 15.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information in response to this Item is incorporated herein by reference to the section entitled "Election of Directors" in the Company's proxy statement dated March 27, 1997 filed with the Securities and Exchange Commission, except that "Executive Officers of the Registrant" on Pages10 and 11 of this report responds to Item 401(b) and (e) of Regulation S-K.

ITEM 11. EXECUTIVE COMPENSATION

     Information in response to this Item is incorporated herein by reference to the section entitled "Compensation of Executive Officers and Directors" in the Company's proxy statement dated March 27, 1997 filed with the Securities and Exchange Commission.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information in response to this Item is incorporated herein by reference to the section entitled "Security Ownership of Management and Others" in the Company's proxy statement dated March 27, 1997 filed with the Securities and Exchange Commission.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information in response to this Item is incorporated herein by reference to the section entitled "Security Ownership of Management and Others" in the Company's proxy statement dated March 27, 1997 filed with the Securities and Exchange Commission.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         (a) List of documents filed as part of this report.

                 (1) Financial Statements.

                     See Index to Financial Statements and Schedules on Page 15.

                 (2) Financial Statement Schedule.

                     See Index to Financial Statements and Schedules on Page 15.

                 (3) Exhibits.

                     See Index to Exhibits on Pages 18 to 20.

         (b) Reports on Form 8-K.

                 Filed October 24, 1996, Item 5. Other Events Reported

                 Financial Statements include:

                 Consolidated Statement of Income for the six months ended June 30, 1996 and the years ended December 31, 1995, 1994 and 1993.

                 Consolidated Statement of Financial Position at June 30, 1996 and December 31, 1995 Financial Data Schedules

         (d) Separate Financial Statements of Subsidiaries Not Consolidated and Fifty Percent Owned

                 (1)  Financial Statements of Dontech

                              See Index on Page 15

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

                                           THE DUN & BRADSTREET CORPORATION
                                                    (Registrant)


                                          By:      /s/VOLNEY TAYLOR
                                              -----------------------------
                                                      (Volney Taylor,
                                                Chairman and Chief Executive
                                                          Officer)

                                          By:   /s/FRANK S. SOWINSKI
                                              -----------------------------
                                                   (Frank S. Sowinski,
                                                Senior Vice President and
                                                 Chief Financial Officer)

                                          By: /s/CHESTER J. GEVEDA, JR.
                                              -----------------------------
                                                 (Chester J. Geveda, Jr.
                                               Vice President - Controller)


Date: March 27, 1997

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.



           /s/HALL ADAMS, JR.                     /s/JOHN R. MEYER
     -----------------------------------   ----------------------------------
        (Hall Adams, Jr., Director)            (John R. Meyer, Director)

     /s/CLIFFORD L. ALEXANDER, JR.,             /s/JAMES R. PETERSON
     -----------------------------------   ----------------------------------
     (Clifford L. Alexander, Director)       (James R. Peterson, Director)

         /s/MARY JOHNSTON EVANS                /s/MICHAEL R. QUINLAN
     -----------------------------------   ----------------------------------
      (Mary Johnston Evans, Director)       (Michael R. Quinlan, Director)

         /s/RONALD L. KUEHN, JR.                  /s/VOLNEY TAYLOR
     -----------------------------------   ----------------------------------
      (Ronald L. Kuehn, Jr., Director)         (Volney Taylor, Director)

          /s/ROBERT J. LANIGAN
     -----------------------------------
       (Robert J. Lanigan, Director)

         /s/VERNON R. LOUCKS JR.
     -----------------------------------
      (Vernon R. Loucks Jr., Director)





Date: March  27 , 1997

                   INDEX TO FINANCIAL STATEMENTS AND SCHEDULES

FINANCIAL STATEMENTS:

     The Company's consolidated financial statements, the notes thereto and the related report thereon of Coopers & Lybrand L.L.P., independent accountants, for the years ended December 31, 1996, 1995 and 1994, appearing on Pages 25 to 46 of the accompanying 1996 Annual Report, are incorporated by reference into this Annual Report on Form 10-K (see below). The additional financial data indicated below should be read in conjunction with such consolidated financial statements.


                                                                                         PAGE
                                                                     ------------------------------------------
                                                                              10-K                1996 ANNUAL
                                                                                                    REPORT
                                                                     --------------------    ------------------
                                                                     --------------------    ------------------
CONSOLIDATED FINANCIAL STATEMENTS
Report of Independent Accountants ...................................         F-6                    25
Statement of Management Responsibility
  for Financial Statements ..........................................         F-6                    25
At December 31, 1996 and 1995:
  Consolidated Balance Sheets .......................................         F-8                    27
For the years ended December 31, 1996, 1995 and 1994:
  Consolidated Statement of Operations ..............................         F-7                    26
  Consolidated Statement of Cash Flows ..............................         F-9                    28
  Consolidated Statement of Shareholders' Equity ....................         F-10                   29
  Notes to Consolidated Financial Statements ........................    F-11 to F-24             30 to 45
Management's Discussion and Analysis of Financial
  Condition and Results of Operations ...............................     F-1 to F-5              20 to 24
Other financial information
  Five-year selected financial data .................................         F-27                   46

SCHEDULE:
  Report of Independent Accountants .................................           16                   --
  II-Valuation and Qualifying Accounts for the years ended
    December 31, 1996, 1995 and 1994 ................................           17                   --

Schedules other than the one listed above are omitted as not required or inapplicable or because the required information is provided in the consolidated financial statements, including the notes thereto.

SEPARATE FINANCIAL STATEMENTS OF FIFTY-PERCENT OWNED UNCONSOLIDATED
SUBSIDIARY
Report of Independent Accountants ...................................         S-1                    --

At December 31, 1996 and 1995:
  Balance Sheets ....................................................         S-2                    --

For the years ended December 31, 1996, 1995 and 1994:
  Statement of Operations ...........................................         S-4                    --
  Statement of Cash Flows ...........................................         S-5                    --
  Statement of Partners' Capital ....................................         S-3                    --
  Notes to Financial Statements .....................................     S-6 to S-10                --

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Shareholders and the Board of Directors of The Dun & Bradstreet Corporation:

Our report on the consolidated financial statements of The Dun & Bradstreet Corporation at December 31, 1996 and 1995, and for the years ended December 31, 1996, 1995 and 1994, has been incorporated by reference in this Form 10-K from page 25 of the 1996 Annual Report of The Dun & Bradstreet Corporation. In connection with our audits of such financial statements, we have also audited the related financial statement schedule listed in the index on page 15 of this Form 10-K.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

                                              COOPERS & LYBRAND L.L.P.

New York, New York
February 26, 1997


                                                                                                                     SCHEDULE II

                          THE DUN & BRADSTREET CORPORATION AND SUBSIDIARIES

                           SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                          FOR THE YEARS ENDED DECEMBER 31, 1996, 1995, 1994

                                            (IN MILLIONS)

---------------------------------------------------------------------------------------------------------------------------------

                        COL. A                              COL. B              COL. C              COL. D             COL. E

---------------------------------------------------------------------------------------------------------------------------------

                                                                              ADDITIONS
                                                            BALANCE           CHARGED TO                              BALANCE
                                                           BEGINNING          COSTS AND                                AT END
                     DESCRIPTION                           OF PERIOD           EXPENSES         DEDUCTIONS(A)        OF PERIOD
                     -----------                           ---------           --------         -------------        ---------

ALLOWANCE FOR DOUBTFUL ACCOUNTS:
        For the Year Ended December 31, 1996..........       $35.7                $25.8           $(23.4)               $38.1
                                                             =======             ======           =========         ============

        For the Year Ended December 31, 1995..........       $47.8                $35.2           $(47.3)               $35.7
                                                             =======             ======           =========         ============

        For the Year Ended December 31, 1994..........       $52.9                $41.8           $(46.9)               $47.8
                                                             =======             ======           =========         ============

NOTE:

(a) Represents primarily the charge-off of uncollectible accounts for which a reserve was provided.

INDEX TO EXHIBITS

REGULATION S-K
EXHIBIT NUMBER
--------------

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

    *(a)Credit Agreement, dated as of August 30, 1996 among The Dun & Bradstreet
        Corporation, The Borrowing Subsidiaries Party Hereto, The Lenders Party Hereto, The Chase Manhattan Bank, Citibank, N.A. and Morgan Guaranty Trust Company of New York, $1,000,000,000 Revolving Credit and Competitive Advance Facility. Another Instrument with respect to an issue of long term debt has not been filed as an exhibit to this Annual Report on Form 10-K, as the authorized principal amount of such issue does not exceed 10% of total assets of registrant and subsidiaries on a consolidated basis. The Dun & Bradstreet Corporation agrees to furnish a copy of such instrument to the Commission upon request.

(10) Material Contracts.

   *+(a) Nonfunded Deferred Compensation Plan for Non-Employee Directors of
        Registrant, as amended November 20, 1996.

   +(b) Pension Benefit Equalization Plan, as amended December 21, 1994
        (incorporated herein by reference to Exhibit F to Registrant's Annual Report on Form 10-K for the year ended December 31, 1994, file number 1-7155, filed March 27, 1995).

   +(c) Profit Participation Benefit Equalization Plan, as amended and restated effective January 1, 1995 (incorporated herein by reference to Exhibit E to Registrant's Annual Report on Form 10-K for the year ended December 31, 1995, file number 1-7155, filed March 27, 1995).

   +(d) 1982 Key Employees Stock Option Plan for Registrant and Subsidiaries, as amended April 18, 1995 (incorporated herein by reference to Exhibit F to Registrant's Annual Report on Form 10-K for the year ended December 31, 1995, file number 1-7155, filed March 27, 1995.)

   +(e) 1991 Key Employees Stock Option Plan for Registrant and Subsidiaries, as amended April 18, 1995 (incorporated herein by reference to Exhibit C to Registrant's Proxy Statement dated March 10, 1995, file number 1-7155).

   +(f) Ten-Year Incentive Stock Option Agreement (incorporated herein by reference to Exhibit 28(b) to Registrant's Registration No. 33-44551 on Form S-8, filed December 18, 1991).

   +(g) Ten-Year Non-Qualified Stock Option Agreement (incorporated herein by reference to Exhibit 28(c) to Registrant's Registration No. 33-44551 on Form S-8, filed December 18, 1991).

   +(h) Stock Appreciation Rights Agreement relating to Incentive Stock Options
        (incorporated herein by reference to Exhibit 28(d) to Registrant's Registration No. 33-44551 on Form S-8, filed December 18, 1991).

   +(i) Stock Appreciation Rights Agreement relating to Non-Qualified Stock
        Options (incorporated herein by reference to Exhibit 28(e) to Registrant's Registration No. 33-44551 on Form S-8, filed December 18,
        1991).

   +(j) Limited Stock Appreciation Rights Agreement relating to Incentive Stock
        Options (incorporated herein by reference to Exhibit 28(f) to Registrant's Registration No. 33-44551 on Form S-8, filed December 18,
        1991).

REGULATION S-K
EXHIBIT NUMBER
--------------

   +(k) Limited Stock Appreciation Rights Agreement relating to Non-Qualified
        Stock Options (incorporated herein by reference to Exhibit 28(g) to Registrant's Registration No. 33-44551 on Form S-8, filed December 18,
        1991).

   +(l) Key Employees Performance Unit Plan for Registrant and Subsidiaries, as amended October 16, 1996 subject to Shareholder approval on May 1, 1997 (incorporated by reference to Exhibit B to Registrant's Proxy Statement dated March 27, 1997, file number 1-7155).

   +(m) Corporate Management Incentive Plan, as amended October 16, 1996 and
        February 19, 1997 (incorporated herein by reference to Exhibit A to Registrant's Proxy Statement dated March 27, 1997, file number 1-7155).

   +(n) 1989 Key Employees Restricted Stock Plan for Registrant and
        Subsidiaries, as amended April 18, 1995 (incorporated herein by reference to Exhibit D to Registrant's Proxy Statement dated March 10, 1995, file number 1-7155).

   +(o) Restricted Stock Agreement (incorporated herein by reference to Exhibit
        L to Registrant's Annual Report on Form 10-K for the year ended December 31, 1989, file number 1-7155, filed March 26, 1990).

   +(p) Form of Change-in-Control Severance Agreement, approved July 19, 1989
        (incorporated herein by reference to Exhibit M to Registrant's Annual Report on Form 10-K for the year ended December 31, 1989, file number 1-7155, filed March 26, 1990).

   +(q) Supplemental Executive Benefit Plan, as amended December 21, 1994
        (incorporated herein by reference to Exhibit G to Registrant's Annual Report on Form 10-K for the year ended December 31, 1994, file number 1-7155, filed March 27, 1995).

   +(r) Restricted Stock Plan for Non-Employee Directors, adopted July 20, 1994
        (incorporated by reference to Exhibit E to Registrant's Proxy Statement dated March 10, 1995, file number 1-7155).

  *+(s) Executive Transition Plan, as amended on February 19, 1997.

  *+(t) 1996 The Dun & Bradstreet Corporation Non Employee Directors' Stock
        Incentive Plan, adopted December 18, 1996 and amended January 15, 1997.

    (u) Agreement of Limited Partnership of D&B Investors L.P., dated as of October 14, 1993 (incorporated herein by reference to Exhibit H to Registrant's Annual Report on Form 10-K for the year ended December 31, 1993, file number 1-7155, filed March 25, 1994).

    (v) Purchase Agreement and Purchase Agreement Amendment dated October 14, 1993 among D&B Investors L.P. and other parties (incorporated herein by reference to Exhibit I to Registrant's Annual Report on Form 10-K for the year ended December 31, 1993, file number 1-7155, filed March 25,
        1994).

   *(w) Agreement to Retire General Partner Interest dated October 21, 1996 by and between D&B Investors L.P. and IMS America, Ltd.

   *(x) Distribution Agreement dated as of October 28, 1996, among the Company,
        Cognizant Corporation and ACNielsen Corporation .

   *(y) Tax Allocation Agreement dated as of October 28, 1996, among the
        Company, Cognizant Corporation and ACNielsen Corporation.

   *(z) Employee Benefits Agreement dated as of October 28, 1996, among the
        Company, Cognizant Corporation and ACNielsen Corporation.

  *(aa) Indemnity and Joint Defense Agreement dated as of October 28, 1996, among the Company, Cognizant Corporation and ACNielsen Corporation.

REGULATION S-K
EXHIBIT NUMBER
--------------

*(11) Statement Re Computation of Per Share Earnings.
      Computation of Earnings Per Share of Common Stock on a Fully Diluted Basis

*(13) Annual Report to Security Holders.
         1996 Annual Report

*(21) Subsidiaries of the Registrant.
      List of Active Subsidiaries as of January 31, 1997

*(23) Consents of Experts and Counsel.
      Consent of Independent Accountants
*(27) Financial Data Schedules

*Filed herewith

+Represents a management contract or compensatory plan.

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors
   and Partners of AM-DON

We have audited the financial statements of AM-DON (doing business as and hereafter referred to as "DonTech") listed on the index on page 15. These financial statements are the responsibility of DonTech's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of DonTech as of December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

Chicago, Illinois
January 3, 1997

DONTECH

BALANCE SHEETS
December 31, 1996 and 1995

                         ASSETS                            1996         1995

Current assets:

  Cash and cash equivalents                           $  4,559,000  $  2,491,000
  Accounts receivable, net of allowances of
      $13,908,000 (1996) and $23,106,000 (1995)        261,252,000   240,566,000
  Deferred expenses                                     86,329,000    80,737,000
  Other                                                  3,057,000     1,382,000
                                                      ------------  ------------
         Total current assets                          355,197,000   325,176,000

Fixed assets, net of accumulated depreciation
    and amortization                                     6,621,000     9,118,000
                                                       -----------   -----------

         Total assets                                 $361,818,000  $334,294,000
                                                      ============  ============

            LIABILITIES AND PARTNERS' CAPITAL

Current liabilities:
  Accounts payable                                    $ 23,720,000  $ 22,797,000
  Accrued liabilities                                    5,106,000    10,526,000
  Deferred sales revenue                               174,105,000   168,825,000
                                                      ------------  ------------
         Total current liabilities                     202,931,000   202,148,000

Partners' capital                                      158,887,000   132,146,000
                                                      ------------  ------------
         Total liabilities and partners' capital      $361,818,000  $334,294,000
                                                      ============  ============








    The accompanying notes are an integral part of the financial statements.

DONTECH

STATEMENTS OF PARTNERS' CAPITAL
for the years ended December 31, 1996, 1995 and 1994


                                          THE         AMERITECH
                                        REUBEN H.     PUBLISHING
                                        DONNELLEY         OF
                                       CORPORATION     ILLINOIS,      TOTAL
                                                         INC.

Balance, December 31, 1993             $58,910,000   $44,205,000   $103,115,000

Net income                             109,079,000    85,705,000    194,784,000

Distributions to partners             (100,240,000)  (78,760,000)  (179,000,000)
                                       -----------    ----------    -----------

Balance, December 31, 1994              67,749,000    51,150,000    118,899,000

Net income                             112,446,000    92,001,000    204,447,000

Distributions to partners             (107,525,000)  (83,675,000)  (191,200,000)
                                       -----------    ----------    -----------

Balance, December 31, 1995              72,670,000    59,476,000    132,146,000

Net income                             120,039,000   102,255,000    222,294,000

Distributions to partners             (106,920,000)  (88,633,000)  (19,5553,000)
                                        ----------     ---------    -----------

Balance, December 31, 1996             $85,789,000   $73,098,000   $158,887,000
                                        ==========    ==========    ===========



















    The accompanying notes are an integral part of the financial statements.

DONTECH

STATEMENTS OF OPERATIONS
for the years ended December 31, 1996, 1995 and 1994

                                            1996          1995         1994

Sales                                   $459,083,000  $442,952,000  $436,577,000

Less allowances                           50,202,000    51,076,000    50,310,000
                                        ------------  ------------  ------------

         Net sales                       408,881,000   391,876,000   386,267,000
                                        ------------  ------------  ------------

Expenses:

  Operating expenses                     135,136,000   139,447,000   145,257,000
  Selling, general & administrative       45,980,000    45,582,000    45,449,000
  Occupancy and depreciation               8,148,000     6,175,000     3,587,000
                                        ------------  ------------  ------------

         Total expenses                  189,264,000   191,204,000   194,293,000
                                        ------------  ------------  ------------

         Income from operations          219,617,000   200,672,000   191,974,000

Other income                               2,677,000     3,775,000     2,810,000
                                        ------------  ------------  ------------

         Net income                     $222,294,000  $204,447,000  $194,784,000
                                        ============  ============  ============



















    The accompanying notes are an integral part of the financial statements.

DONTECH

STATEMENTS OF CASH FLOWS
for the years ended December 31, 1996, 1995 and 1994

                                                 1996            1995             1994

STATEMENTS OF CASH FLOWS
for Net income                              $ 222,294,000  $  204,447,000  $  194,784,000

  Adjustments to reconcile net income
      to net cash provided by operating
      activities:
    Depreciation and amortization               3,526,000       2,806,000       1,670,000
    Provision for uncollectible accounts       21,307,000      30,189,000      24,566,000
    Changes in assets and liabilities:
      Increase in accounts receivable         (41,993,000)    (52,294,000)    (59,542,000)
      Increase in deferred printing and
          manufacturing                        (5,592,000)     (6,855,000)     (4,578,000)
      (Increase) decrease in other
          current assets                       (1,675,000)         75,000         622,000
      Increase (decrease) in accounts
          payable                                 923,000      (3,433,000)     12,983,000
      (Decrease) increase in accrued
          liabilities                          (5,420,000)        712,000      (7,167,000)
      Increase in deferred sales revenue        5,280,000      17,920,000      13,962,000
                                            ------------- --------------- ---------------

         Total adjustments                    (23,644,000)    (10,880,000)    (17,484,000)
                                            ------------- --------------- ---------------

         Net cash provided by operating       198,650,000     193,567,000     177,300,000
             activities

Cash flows from investing activities:
  Purchases of fixed assets                    (1,029,000)     (5,850,000)     (3,077,000)

Cash flows from financing activities:
  Distributions to partners                  (195,553,000)   (191,200,000)   (179,000,000)

                                            ------------- --------------- ---------------

Net increase (decrease) in cash and cash
    equivalents                                 2,068,000      (3,483,000)     (4,777,000)

Cash and cash equivalents, beginning of
    year                                        2,491,000       5,974,000      10,751,000
                                            ------------- --------------- ---------------

Cash and cash equivalents, end of year      $   4,559,000  $    2,491,000  $    5,974,000
                                            ============= =============== ===============












    The accompanying notes are an integral part of the financial statements.

DONTECH

1.   FORM OF ORGANIZATION AND NATURE OF BUSINESS

     AM-DON d.b.a. DonTech (the "Partnership") is a general partnership between The Reuben H. Donnelley Corporation ("Donnelley"), a wholly owned subsidiary of The Dun & Bradstreet Corporation, a Delaware corporation, and Ameritech Publishing of Illinois, Inc. ("API/IL"), a wholly owned subsidiary of Ameritech, Inc., an Illinois corporation, doing business as Ameritech Advertising Services. The Partnership will be dissolved only upon certain events as specified in the amended and restated partnership agreement dated September 20, 1990, effective January 1, 1991.

     The Partnership participates in a Directory Agreement with Donnelley, Illinois Bell Telephone Company ("IBT"), doing business as Ameritech Illinois, API/IL and Ameritech Publishing, Inc. ("API"), doing business as Ameritech Advertising Services. The Partnership also participates in a Subcontracting Agreement with API to perform certain of API's obligations under the Publishing Services Contract between API and Indiana Bell Telephone Company, Incorporated ("Indiana Bell"), doing business as Ameritech Indiana. The Partnership publishes various directories, as identified in the Directory Agreements, solicits advertising, its primary source of revenues, and manufactures and delivers such directories.

     A Board of Directors (the "Board") was appointed to administer the activities of the Partnership. From time to time during the term of the Partnership, the Board may call for additional capital contributions in equal amounts from each of the Partners if, in the opinion of the Board, additional capital is required for the operation of the Partnership. The Partnership's net income is allocated to each Partner based on a predefined percentage as set forth in the amended and restated partnership agreement. In addition, API/IL is required to make an annual contribution to the Partnership sufficient to maintain this predefined partnership interest percentage.

2.   SIGNIFICANT ACCOUNTING POLICIES

     A. CASH AND CASH EQUIVALENTS

        Cash and cash equivalents include all highly liquid investments with an initial maturity date of three months or less. The carrying value of cash equivalents estimates fair value due to their short-term nature.

     B. SALES AND DEFERRED SALES REVENUE

        Substantially all sales made to customers in the cities covered by the directories are recorded as deferred sales revenue and accounts receivable in the month of publication. Revenue related to these sales is recognized over the lives of the directories, generally twelve months.

        Sales made to customers outside the cities covered by the directories are recognized each quarter. Sales for national accounts are recognized in full in the month of publication.

     C. FIXED ASSETS

        Fixed assets are recorded at cost and are depreciated on a straight-line basis over the estimated useful lives of the assets. Upon asset retirement or other disposition, cost and the related accumulated depreciation are removed from the accounts, and gain or loss is included in the

DONTECH

        statement of operations. Amounts incurred for repairs and maintenance are charged to operations.

     D. DEFERRED EXPENSES

        The printing, manufacturing, compilation, sales, delivery and administrative costs of publications are deferred and recognized in proportion to revenue.

     E. INCOME TAXES

        No provision for income taxes is made as the proportional share of the Partnership's income is the responsibility of the individual Partners.

     F. RECLASSIFICATIONS

        Certain reclassifications have been made to the December 31, 1995 and 1994 financial statements to conform with the December 31, 1996 presentation. These reclassifications had no impact on previously reported net income or partners' capital.

3.   DEFERRED EXPENSES

     Deferred expenses consist of the following at December 31:

                                                1996        1995

         Printing and manufacturing         $  34,720,000  $ 29,260,000
         Selling                               33,407,000    31,977,000
         Other                                 18,202,000    19,500,000
                                            -------------  ------------

                                            $  86,329,000  $ 80,737,000
                                            =============  ============

DONTECH

4.   FIXED ASSETS

     Fixed assets consist of the following at December 31:

                                                       1996        1995

      Machinery and equipment                      $  17,329,000 $  16,497,000
      Furniture and fixtures                           3,712,000     3,639,000
      Leasehold improvements                             974,000       850,000
                                                   -------------  ------------

                                                      22,015,000    20,986,000

      Less accumulated depreciation
         and amortization                             15,394,000    11,868,000
                                                   -------------  ------------

                                                   $   6,621,000     9,118,000
                                                   =============  ============


5.   RELATED PARTY TRANSACTIONS

     Under the Directory Agreement, the Partnership is obligated to pay Illinois Bell Telephone (IBT) a minimum of $75 million per year in exchange for the exclusive right to publish certain regional directories and for billing and collection services performed by IBT. The base fee for these services is $75 million for each calendar year until the Directory Agreement is terminated. A termination fee of $37 million is payable in the year following the date the Directory Agreement terminates. On April 14, 1993, the Partnership and IBT renewed the Directory Agreement through December 31, 1999, with the anticipation there will be future renewals.

     In addition to the base fee, the Partnership has agreed to pay IBT an amount equal to 7 1/2% of the increase in total revenue received from certain sources identified in the Directory Agreement over such revenues received in the immediately preceding calendar year. The additional fee due to IBT was $1,122,000 in 1996 and $487,000 in 1995. In 1994, no such additional fee was due.

     In addition, Donnelley provides compilation, photocomposition, and data processing services to the Partnership. The Dun & Bradstreet Corporation (Donnelley's parent company) provides employee benefits and administrative services, and certain business insurance coverages for the Partnership. The amount paid for these services is determined at the beginning of each year based upon estimated activity and adjusted to actual at the end of each year. The total amount paid for these services was approximately $22 million in 1996 and 1995 and $21.4 million in 1994. The amount paid for employee benefits includes the administration of the Partnership's Profit Sharing and 401(k) Plans as well as its health care, long and short term disability, dental and pension plans.

     The Partnership has also entered into subcontracting agreements for the publishing of certain Indiana Bell directories and the delivery of directories for Donnelley. In addition, under a Directory Fulfillment Memorandum of Understanding, the Partnership is obligated to perform certain directory fulfillment services for Ameritech Advertising Services
     (AAS).

6.   CONCENTRATION OF CREDIT RISK

     Financial instruments which potentially subject the Partnership to concentration of credit risk consist principally of commercial paper and accounts receivables. The Partnership invests its

DONTECH

     excess cash in commercial paper with an investment rating of AA or higher and has not experienced any losses on these investments.

     The Partnership's trade accounts receivable are primarily composed of amounts due from customers whose businesses are in the state of Illinois. Collateral is generally not required from the Partnership's customers.

7.   USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expense during the reporting period. Actual results could differ from those estimates.

8.   LEASE COMMITMENTS

     The Partnership leases certain office and warehouse facilities under noncancelable lease arrangements. Rent expense under these operating leases was approximately $2,564,000 and $2,323,000 and $2,655,000 for 1996, 1995
     and 1994, respectively.

     The future minimum lease payments required under noncancelable operating leases that have initial or remaining lease terms in excess of one year as of December 31, 1996 are as follows:

DECEMBER 31,                                         AMOUNT

        1997                                       $  2,445,000
        1998                                          2,257,000
        1999                                          2,287,000
        2000                                          2,316,000
        2001                                          2,282,000
        Thereafter                                    3,893,000
                                                   ------------
                                                   $ 15,480,000
                                                   ============

DONTECH

9.   EMPLOYEE RETIREMENT AND PROFIT PARTICIPATION PLANS

     The Partnership has a defined benefit pension plan covering substantially all of its employees (the "Principal Plan"). The Principal Plan's assets are invested in equity funds, fixed income funds and real estate. Total expense for the Principal Plan was approximately $1,181,000, $1,647,000 and $1,247,000 in 1996, 1995 and 1994, respectively. The Partnership contributes amounts to the plan which are actuarially determined to meet future benefit payments.

     Additionally, the Partnership has a Profit Participation Plan (the "Profit Plan") that covers substantially all its employees. Employees may voluntarily contribute up to 6% of their salaries to the Profit Plan and are guaranteed a matching contribution by the Partnership of fifty cents per dollar contributed. The Partnership also makes contributions to the Profit Plan based on a formula and contingent upon the attainment of financial goals set in advance as defined in the plan. The contributions to the plan by the Partnership were $809,000, $1,025,000, and $760,000 in 1996, 1995 and 1994, respectively.

10.  VALUATION AND QUALIFYING ACCOUNTS

     For the years ended December 31:

       Col. A           Col B.            Col C.          Col. D      Col. E
--------------------- ------------ --------------------- ---------- -----------
                                        Additions
                                      (1)        (2)
                      Balance at   Charged     Charged
                       Beginning   to Costs    to Other               Balance
                       of Period      and      Accounts              at End of
                                   Expenses                           Period
    Description                       (a)                Deductions
                                                             (a)
--------------------- ------------ ---------- ---------- ---------- -----------

1996:
Allowance for         $23,106,000  $21,307,000    -     $30,505,000  $13,908,000
doubtful
accounts............

1995:

Allowance for         $18,777,000  $30,189,000    -     $25,860,000  $23,106,000
doubtful
accounts............

1994:

Allowance for         $18,441,000  $24,566,000    -     $24,230,000  $18,777,000
doubtful
accounts............