Form 10-K/A
period 1996-12-31
DUN & BRADSTREET CORP
filed 1997-04-03
CIK 30419

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                  FORM 10-K/A-1

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

PART III
--------
ITEM 10        -Directors and Executive Officers of the      Pages 2 to 4 of the Company's Proxy
                    Registrant                               Statement dated March 27, 1997.

ITEM 11        -Executive Compensation                       Pages 11 to 24 of the Company's Proxy
                                                             Statement dated March 27, 1997.

ITEM 12        -Security Ownership of Certain Beneficial     Pages 24 to 26 of the Company's Proxy
                     Owners and Management                   Statement dated March 27, 1997.


ITEM 13        -Certain Relationships and Related            Pages 24 to 26 of the Company's Proxy
                    Transactions                             Statement dated March 27, 1997.

                                            ------------

                         The Index to Exhibits is located on Page 8.

                        THE DUN & BRADSTREET CORPORATION

     The undersigned registrant hereby amends Item 8 and Item 14 to the Form 10-K for the year ended December 31, 1996, as set forth below:


                             INDEX TO FORM 10-K/A-1

                                     PART II

Item 8   Financial Statements and Supplemental Data .................    S-1/F-1


                                    PART IV

Item 14  Exhibits, Financial Statements Schedules and Reports
           on Form 8-K ..............................................       1

Signatures ..........................................................       7

Exhibit Index .......................................................       8

Item 8--Financial Statements and Supplemental Data

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

                                                        COOPERS & LIBRAND L.L.P.

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
doubtful
accounts............

The Dun & Bradstreet Corporation and Subsidiaries
FINANCIAL REVIEW
--------------------------------------------------------------------------------

OVERVIEW
On November 1, 1996, The Dun & Bradstreet Corporation (the "Company") reorganized into three publicly traded independent companies by spinning off through a tax-free distribution two of its businesses to shareholders (the "Distribution"). The Distribution resulted in the following three companies: 1) The Dun & Bradstreet Corporation, consisting of Dun & Bradstreet, the operating company ("D&B"), Moody's Investors Service ("Moody's") and Reuben H. Donnelley ("RHD"); 2) ACNielsen Corporation ("ACNielsen"); and 3) Cognizant Corporation ("Cognizant"), consisting of IMS International, Inc. ("IMS"), Gartner Group, Nielsen Media Research, Pilot Software, Cognizant Technology Solutions Corporation, Cognizant Enterprises and Erisco. In connection with the reorganization, Dun & Bradstreet Software ("DBS"), NCH Promotional Services ("NCH") and American Credit Indemnity ("ACI") were divested. On October 10, 1996, following receipt of a ruling from the Internal Revenue Service that the transaction would be tax-free to the Company and its U.S. shareholders, the Company's Board of Directors declared a dividend distribution to shareholders of record on October 21, 1996, consisting of one share of Cognizant common stock for each share of the Company's common stock and one share of ACNielsen common stock for every three shares of the Company's common stock held on such record date. The Distribution was effected on November 1, 1996. These transactions resulted in a noncash dividend which reduced shareholders' equity by $1,240.9 million.

     For purposes of effecting the transaction and governing certain of the on-going relationships among the Company, Cognizant and ACNielsen after the Distribution and to provide for an orderly transition, the three new companies have entered into various agreements, as described in Note 2 to the Consolidated Financial Statements.

     Pursuant to Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," the consolidated financial statements of the Company have been reclassified to reflect the dispositions of the companies that comprised the Company's Marketing Information Services, Software Services and Other Business Services business segments. These segments include the businesses that made up Cognizant and ACNielsen, along with DBS and NCH. Accordingly, the revenues, costs and expenses, assets and liabilities and cash flows of Cognizant, ACNielsen, DBS and NCH have been excluded from the respective captions in the Consolidated Statements of Operations, Consolidated Balance Sheets and Consolidated Statements of Cash Flows. The net operating results of these entities have been reported, net of applicable income taxes, as "Income (Loss) from Discontinued Operations"; the net assets of these entities have been reported as "Net Assets of Discontinued Operations"; and the net cash flows of these entities have been reported as "Net Cash (Used in) Provided by Discontinued Operations."

RESULTS OF OPERATIONS

1996 VERSUS 1995
Consolidated Results
The Company incurred a loss from continuing operations of $27.3 million or $.16 per share compared with earnings of $217.5 million or $1.28 per share in 1995. These results include all corporate overhead expenses associated with the Company prior to the Distribution and certain transaction-related expenses.

     Operating revenues from continuing operations for the year ended December 31, 1996 of $2,159.2 million were essentially unchanged from $2,158.2 million for 1995. Excluding the results of divested businesses, revenues from continuing operations increased 5.2% from $1,989.0 million in 1995 to $2,092.3 million in 1996.

     Operating income in 1996 of $197.6 million decreased from $398.6 million in the prior year. Included in operating income in 1996 was $161.2 million in transaction costs incurred in connection with the Company's reorganization. These costs included $75.0 million for professional and consulting fees and $86.2 million primarily for settlement of executive compensation plans and retention bonuses. Also included in 1996 operating income are the losses incurred as a result of the sales of the Proprietary West operations in Southern California of RHD ("P-West") and ACI . The sales were completed in May and October of 1996, respectively. In connection with these divestitures, the Company recorded within operating costs a charge of $96.7 million ($68.2 million for ACI and $28.5 million for P-West). 1995 operating costs included gains on both the sales of Interactive Data

--------------------------------------------------------------------------------
Corporation ("IDC") of $90.0 million and warrants received in connection with the previous divestiture of Donnelley Marketing of $28.0 million, offset by a non-recurring charge of $206.2 million recorded in the fourth quarter of 1995, described below.

     Operating costs and selling and administrative expenses, excluding the effects of divestitures, transaction costs associated with the reorganization and the fourth quarter non-recurring charge increased 9.7% in 1996 compared with 1995. The increase reflects the Company's investments in new products and services.

     The Company reported 1996 non-operating expense-net of $71.2 million compared with non-operating expense-net of $68.0 million in 1995. The increase was attributable, in part, to lower interest income earned due to the high cash requirements of the reorganization and the sale of ACI, which held $111.5 million of marketable securities at the date of the sale.

     Despite lower reported pre-tax income, the provision for income taxes was $153.7 million, 35.9% higher than the prior year. The Company's effective tax rate was 121.6% in 1996 and 34.2% in 1995. In 1996, the higher effective tax rate primarily reflects the non-deductibility of certain transaction costs, lower tax benefits on losses from the sales of divested businesses, and certain foreign taxes incurred in connection with the reorganization. The underlying effective tax rate excluding these one-time items for 1996 was approximately 34%.

     Income from discontinued operations, net of taxes was $141.1 million in 1996 compared with $103.3 million in the prior year. The Company also reported a loss on the disposition of DBS which was completed in the fourth quarter of 1996 of $220.6 million ($158.2 million after-tax). The Company also sold NCH in the fourth quarter of 1996, with no resulting gain or loss recorded on the disposition. The 1995 results were impacted by the fourth quarter non-recurring charge of $188.6 million after-tax.

Segment Results
Risk Management Services reported 1996 revenue growth of 2.7% to $1,781.7 million from $1,734.1 million in 1995. Excluding the results of divested businesses, revenue growth would have been up 6.6% from 1995. Moody's reported revenues of $385.3 million in 1996, up 16.9% from 1995, driven by strong corporate and municipal bond market volumes during the year. D&B 's 1996 revenues were up 4.0% to $1,331.5 million. Domestic revenues were up 4.0%, including increases in Marketing Information Services of 9.7% and Receivable Management Services of 12.2%. Europe and other regions were up 3.1% and 7.8%, respectively. Operating income for the segment was $327.1 million in 1996 compared with $449.5 million in 1995. Operating income in 1996 included a $68.2 million loss on the sale of ACI , while in 1995 the operating income included a $90.0 million gain on the sale of IDC offset by $45.6 million attributable to the fourth quarter non-recurring charge.

     Directory Information Services reported a 10.9% decrease in operating revenues to $377.5 million from $423.7 million in 1995. Excluding the results of P-West, operating revenues would have been flat. Operating income decreased 24.3% to $141.1 million from $186.3 million in 1995 due to a reduction in the contractual share of earnings in the DonTech partnership and lower commission rates. Included in 1996 operating income was a $28.5 million loss on the sale of P-West. Additionally, higher costs associated with the transition to the new Raleigh production facility have negatively affected 1996 operating income. Operating income in 1995 included $17.7 million of the fourth quarter non-recurring charge.

1995 versus 1994
Consolidated Results
The Company's earnings per share from continuing operations in 1995 were $1.28, down from $2.17 reported in 1994. Included in 1995 was a non-recurring charge of $206.2 million ($135.6 million after-tax) or $.80 per share recorded in the fourth quarter. Income from continuing operations in 1995 decreased to $217.5 million from $368.6 million in 1994, primarily as a result of the charge noted above.

     In the fourth quarter of 1995, the Company recorded within operating costs a charge of $206.2 million. This charge primarily reflected an impairment loss in connection with the adoption of the provisions of Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS No. 121"), ($100.9 million); a provision for postemployment benefits ($58.1 million) under the Company's severance plan; an accrual for contractual obligations that have no future economic benefits and for penalties to cancel certain contracts ($23.1 million); and other asset revaluations ($24.1 million).

     This non-recurring charge evolved from the Company's annual budget and strategic planning process in the fall of

The Dun & Bradstreet Corporation and Subsidiaries
Financial Review continued
--------------------------------------------------------------------------------

1995, which indicated, based on preliminary results, that the Company's consolidated long-term profitability objectives would not be achieved. Accordingly, a more comprehensive review was undertaken to review the Company's underlying cost structure, products and services and assets used in the business. Based upon such analysis, management, having the authority to approve such business decisions, committed in December 1995 to a plan to discontinue certain product lines and dispose of certain other assets, resulting in the charge. These decisions were not reversed or modified as a result of the Company's reorganization plan, which was reviewed and approved by the Board of Directors on January 9, 1996.

     SFAS No. 121 requires that long-lived assets and certain intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In connection with this review, the Company recorded an impairment loss of $100.9 million reflecting the revaluation of certain revenue, administrative and production systems, notes receivable and other intangibles that were replaced or no longer used at the Company.

     The provision for postemployment benefits of $58.1 million represents the cost of workforce reductions. The accrual of $23.1 million is for contractual obligations that have no future economic benefits and penalties to cancel certain contracts. In addition, the Company recognized a charge of $24.1 million principally related to the write-off of fixed assets.

     Revenues from continuing operations increased 1.6% in 1995 to $2,158.2 million from $2,124.9 million in 1994.

     Operating income from continuing operations in 1995 decreased to $398.6 million from $594.9 million in 1994, primarily as a result of the non-recurring charge of $206.2 million previously described. Included in operating income in 1995 was a $28.0 million gain related to the sale of warrants received in connection with the divestiture of Donnelley Marketing and a gain of $90.0 million relating to the sale of IDC . Operating income in 1994 included several non-recurring gains and charges described as follows. The assets of DunsNet were sold for a pre-tax gain of $36.0 million, and Thomson Directories Ltd. ("TDL") was sold for a pre-tax gain of $33.2 million. The Company took measures to improve future performance by accelerating the introduction of newer technologies and to restructure certain operations and businesses, which resulted in an expense of $67.9 million. In addition, a change in eligibility requirements for the Company's postretirement medical plan resulted in a curtailment gain of $13.7 million, which was largely offset by a substantial increase in spending for new-product development.

     Operating costs and selling and administrative expenses, excluding the effect of divestitures, the non-recurring charge and restructuring expense, increased 14.7% in 1995 compared with 1994, reflecting the Company's investments in new revenue growth initiatives and the impact of inflation in Latin America.

     The Company reported 1995 non-operating expense-net of $68.0 million compared with non-operating expense- net of $35.0 million in 1994. The increase in non-operating expense-net in 1995 was due, in part, to higher U.S. interest expense from higher average borrowings and higher rates. Other expense-net included benefits from tax sharing agreements with an Alaska Native Corporation of $6.0 million and $9.8 million in 1995 and 1994, respectively.

     Income from discontinued operations, net of income taxes, was $103.3 million in 1995, down from $260.9 million in the prior year. The decline was a result of the 1995 fourth quarter non-recurring after-tax charge of $188.6 million attributable to the discontinued operations, as well as the decline in operating performance at several of the discontinued businesses.

Segment Results
Risk Management Services reported 1995 revenue growth of 8.0% to $1,734.1 million from $1,605.7 million in 1994. Moody's reported a 4.9% increase in 1995 revenue to $329.7 million, principally due to weakness in corporate-bond volumes and public-debt refundings in the first half of the year. D&B 's 1995 revenue was up 8.2% to $1,280.5 million. Revenues at D&B U.S. increased 6.1% to $753.2 million, including increases in Marketing Information Services of 13.5% and Receivable Management Services of 7.7%. D&B Europe and other regions reported 11.8% and 8.9% revenue growth, respectively. Operating income for the segment was essentially unchanged at $449.5 million, compared with $447.0 million in 1994. Segment profits in 1995 also were dampened by weakness in D&B 's international operations, including the impact of integrating certain acquisitions and the effects of weak economic conditions in Latin America.

--------------------------------------------------------------------------------

     Directory Information Services reported a 3.7% decrease in 1995 revenue to $423.7 million from $440.1 million in 1994 as a result of changes in contractual arrangements with telephone companies. Operating income for the segment decreased by 24.9% to $186.3 million from $248.0 million in 1994. In 1995, operating income was negatively affected by the non-recurring charge in the fourth quarter. Additionally, 1994 operating income included a $33.2 million gain on the sale of TDL .

ADOPTION OF STATEMENTS OF FINANCIAL
ACCOUNTING STANDARDS
In October 1995, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), which requires that companies with stock-based compensation plans either recognize compensation expense based on new fair value accounting methods or disclose pro-forma income and earnings per share data, assuming the fair value method had been applied. The Company adopted the disclosure option of SFAS No. 123 in 1996 and has disclosed pro-forma income and earnings per share, assuming the fair value method had been applied. (See Note 8 to the Consolidated Financial Statements.)

     In February 1997, the FASB issued SFAS No. 128, "Earnings per Share" ("SFAS No. 128"), which simplifies existing computational guidelines, revises disclosure requirements and increases the comparability of earnings per share data on an international basis. The Company is currently evaluating the new statement; however, the impact of adoption of SFAS No. 128 on the Company's financial statements is not expected to be significant. This statement is effective for financial statements for periods ending after December 15, 1997 and requires restatement of all prior-period earnings per share data presented.

RESTRUCTURING
During 1993 and 1994, the Company initiated several restructuring actions to improve operating performance. During 1996, the Company substantially completed these restructuring actions. At December 31, 1996, the remaining accruals were not significant. (See Note 4 to the Consolidated Financial Statements.)

NON-U.S. OPERATING AND MONETARY ASSETS
The Company has operations in 37 countries. The Company's non-U.S. operations generated approximately 28% of total revenues, including approximately 22% from European operations. Thirty-four percent of the Company's assets are located outside of the U.S. and no one country had a significant concentration of cash.

     The Company enters into foreign exchange forward contracts to hedge against the effects of exchange rate movements on cross-border transactions denominated in foreign currencies. At December 31, 1996, the Company had approximately $114 million in foreign exchange forward contracts outstanding with various expiration dates through March 1997. (See Note 6 to the Consolidated Financial Statements.)

LIQUIDITY AND FINANCIAL POSITION
The Company generates significant, predictable cash flows from its business operations. Management believes that these cash flows are sufficient to fund its operating needs, service debt and pay dividends. At December 31, 1996, cash and cash equivalents totaled $127.9 million, a decrease from $147.1 million in 1995. Net cash provided by operating activities decreased 15.8% to $196.3 million in 1996, due to the high cash requirements of the reorganization.

     Net cash used in investing activities totaled $27.7 million in 1996 compared with net cash provided by investing activities of $42.6 million in 1995. In 1996, the Company received proceeds from sales of ACI and P-West of $115.2 million that were offset by capital expenditures and additions to computer software and other intangibles of $170.1 million. In 1995, proceeds received from the sales of IDC and Donnelley Marketing warrants were $230.0 million, and expenditures for capital additions, computer software and other intangibles totaled $235.2 million.

     In the fourth quarter of 1996, in conjunction with the Distribution, the Company redeemed $575.0 million of redeemable partnership interests in cash and $50.0 million of redeemable partnership interests (included in the net assets of discontinued operations at December 31, 1995) were assumed by Cognizant. This redemption eliminated the third-parties' interest in the Company's investment partnerships. (See Note 11 to the Consolidated Financial Statements.) To finance the redemption, the Company increased its short-term borrowings.

The Dun & Bradstreet Corporation and Subsidiaries
Financial Review continued
--------------------------------------------------------------------------------

     The Company obtained two committed bank facilities during 1996. One of the facilities permits borrowings of up to $1 billion and matures in August 2001. The second facility permits borrowings of up to $200 million and matures in August 1997. The Company has the ability to borrow under such facilities at prevailing short-term interest rates. The Company also has available uncommitted lines of credit of $305 million. At December 31, 1996, the Company had $880.0 million outstanding under its committed bank facilities and $240.7 million outstanding under its uncommitted lines of credit. The borrowings under the committed bank facilities and uncommitted lines of credit were used, in part, to replace commercial paper borrowing of $405 million at December 31, 1995.

     The Company entered into interest rate swap agreements, which effectively fix interest rates on $600.0 million of variable rate debt through January 2005, at a weighted average fixed rate of 6.94%. (See Note 6 to the Consolidated Financial Statements.) The Company does not expect interest rate movements to significantly affect its operating results in the near term.

     Over the next year, the Company anticipates replacing a significant portion of the short-term bank debt with longer-term financing. The Company also plans to reenter the commercial paper market as an additional source of short-term financing.

     During 1996, the Company repurchased 923,199 shares of its common stock for $25.6 million including 800,000 shares issued to Cognizant in connection with the Distribution. In January 1997, the Company announced a continuation of its systematic stock repurchase plan, authorizing the purchase of up to 9.8 million shares of common stock. The stock will be held in treasury and issued upon exercise of employee stock options and for compensation plans. The repurchase plan will allow the Company to maintain the current level of approximately 171 million shares outstanding. The Company also paid dividends of $310.8 million during 1996.

     Like most corporations, the Company is heavily reliant on technology to deliver services. As the millennium approaches, the Company is preparing all of its computer systems to be Year 2000 compliant. A company-wide taskforce has been assembled to review all systems to ensure that they do not malfunction as a result of the Year 2000. In this process, the Company expects to both replace some systems and upgrade others. The current cost of this effort is still being evaluated. While this is a substantial effort, it will give the Company the benefit of new technology and functionality for many of its operational and back-office systems.

DIVIDENDS
The regular quarterly dividend of $.66 was maintained through the first half of 1996. On July 17, 1996, the Company declared a third-quarter 1996 dividend of $.25 per share, reflecting the revised dividend policies of each of the three companies. The $.25 dividend was continued in the fourth quarter of 1996, resulting in full-year dividends per share of $1.82, a decline of 30.8% from the $2.63 paid in 1995.

As announced in 1996, the dividend policies of each of the three independent public companies were formulated to be consistent with comparable businesses. Of the $.25 per share dividend declared for the third and fourth quarters of 1996, $.22 was attributable to the Company and $.03 was attributable to Cognizant. On January 15, 1997, the Board of Directors approved a first quarter 1997 dividend of $.22 per share, payable March 10, 1997 to shareholders of record at the close of business February 20, 1997.

COMMON STOCK INFORMATION
The Company's common stock (symbol DNB ) is listed on the New York, London and Swiss stock exchanges. The number of shareholders of record was 12,690 at January 31, 1997.

     The following table summarizes price and cash dividend information for the Company's common stock as reported in the periods shown. The decline in price per share during the fourth quarter of 1996 reflects the special stock dividend of shares of Cognizant and ACNielsen.



                                Per Share ($)          Dividends
                       ---------------------------        Paid
                           1996            1995       Per Share ($)
                       ---------------------------    ------------
                       High    Low     High    Low    1996    1995
                       ----    ---     ----    ---    ----    ----
First Quarter         69      59-3/8  55-1/4  48-1/2   .66     .65
Second Quarter        65-3/4  57-3/4  55-1/2  50-1/2   .66     .66
Third Quarter         62-5/8  56-1/4  59-1/8  51       .25     .66
Fourth Quarter        62-7/8  20-7/8  65-1/2  57       .25     .66
------------------------------------------------------------------
Year                  69      20-7/8  65-1/2  48-1/2  1.82    2.63
==================================================================

--------------------------------------------------------------------------------
REPORT OF INDEPENDENT
ACCOUNTANTS

TO THE SHAREHOLDERS AND THE BOARD OF
DIRECTORS OF THE DUN & BRADSTREET CORPORATION:

We have audited the accompanying consolidated balance sheets of The Dun & Bradstreet Corporation and Subsidiaries at December 31, 1996 and 1995, and the related consolidated statements of operations, shareholders' equity and cash flows for the years ended December 31, 1996, 1995 and 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Dun & Bradstreet Corporation and Subsidiaries at December 31, 1996 and 1995, and the consolidated results of their operations and their cash flows for the years ended December 31, 1996, 1995 and 1994, in conformity with generally accepted accounting principles.

     As discussed in Note 3 to the consolidated financial statements, in 1995, the Company adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of."

COOPER & LYBRAND LLP

New York, New York
February 26, 1997

STATEMENT OF MANAGEMENT
RESPONSIBILITY FOR
FINANCIAL STATEMENTS

TO THE SHAREHOLDERS OF
THE DUN & BRADSTREET CORPORATION:

Management has prepared and is responsible for the consolidated financial statements and related information that appear on pages 20 to 46. The consolidated financial statements, which include amounts based on the estimates of management, have been prepared in conformity with generally accepted accounting principles. Other financial information in the annual report is consistent with that in the consolidated financial statements.

     Management believes that the Company's internal control systems provide reasonable assurance at reasonable cost that assets are safeguarded against loss from unauthorized use or disposition, and that the financial records are reliable for preparing financial statements and maintaining accountability for assets. These systems are augmented by written policies, an organizational structure providing division of responsibilities, careful selection and training of qualified financial personnel and a program of internal audits.

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


/S/ VOLNEY TAYLOR
--------------------------------------------------
Volney Taylor
Chairman and Chief Executive Officer



/s/ FRANK S. SOWINSKI
--------------------------------------------------
Frank S. Sowinski
Senior Vice President and Chief Financial Officer

The Dun & Bradstreet Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended December 31 ,

Dollar amounts in millions, except per share data           1996            1995            1994
------------------------------------------------------------------------------------------------
OPERATING REVENUES                                      $2,159.2        $2,158.2        $2,124.9
------------------------------------------------------------------------------------------------
Operating Costs                                            693.6           708.3           569.8
Selling and Administrative Expenses                        949.4           886.8           816.7
Depreciation and Amortization                              157.4           164.5           143.5
Reorganization Costs                                       161.2              --              --
------------------------------------------------------------------------------------------------
OPERATING INCOME                                           197.6           398.6           594.9
------------------------------------------------------------------------------------------------
Interest Income                                              4.4            10.2            10.3
Interest Expense                                           (37.1)          (37.3)          (24.6)
Other Expense--Net                                         (38.5)          (40.9)          (20.7)
------------------------------------------------------------------------------------------------
Non-Operating Expense--Net                                 (71.2)          (68.0)          (35.0)
------------------------------------------------------------------------------------------------
Income from Continuing Operations before
 Provision for Income Taxes                                126.4           330.6           559.9
Provision for Income Taxes                                 153.7           113.1           191.3
------------------------------------------------------------------------------------------------
Income (Loss) from Continuing Operations                   (27.3)          217.5           368.6
------------------------------------------------------------------------------------------------
Discontinued Operations:
  Income from Discontinued Operations,
   Net of Income Taxes of  $155.9, $9.7 and
   $58.4 for 1996, 1995 and 1994, respectively             141.1           103.3           260.9
  Loss on Disposal, Net of Income Tax Benefit
   of $62.4 for 1996                                      (158.2)             --              --
------------------------------------------------------------------------------------------------
Income (Loss) from Discontinued Operations                 (17.1)          103.3           260.9
------------------------------------------------------------------------------------------------
NET INCOME (LOSS)                                         $(44.4)         $320.8          $629.5
================================================================================================
EARNINGS (LOSS) PER SHARE OF COMMON STOCK:
Continuing Operations                                     $(0.16)          $1.28           $2.17
Discontinued Operations                                    (0.10)           0.61            1.53
================================================================================================
NET EARNINGS (LOSS) PER SHARE OF COMMON STOCK             $(0.26)          $1.89           $3.70
================================================================================================
Weighted Average Number of Shares Outstanding        170,017,000     169,522,000     169,946,000
================================================================================================


The accompanying notes are an integral part of the consolidated financial statements.

The Dun & Bradstreet Corporation and Subsidiaries

Consolidated Balance Sheets

December 31,


                    Dollar amounts in millions, except per share data                              1996          1995
-----------------------------------------------------------------------------------------------------------------------
ASSETS              CURRENT ASSETS
                    Cash and Cash Equivalents                                                    $  127.9      $  147.1
                    Accounts Receivable--Net of Allowance of $38.1 in 1996 and $35.7 in 1995        600.7         588.9
                    Other Current Assets                                                            188.8         280.2
                    ---------------------------------------------------------------------------------------------------
                         Total Current Assets                                                       917.4       1,016.2
                    ---------------------------------------------------------------------------------------------------
                    NON-CURRENT ASSETS
                    Investments and Notes Receivable                                                292.2         223.7
                    Property, Plant and Equipment                                                   373.1         382.9
                    Prepaid Pension Costs                                                           172.1         212.6
                    Computer Software                                                               150.7         100.7
                    Goodwill                                                                        218.4         295.6
                    Other Non-Current Assets                                                        170.3         284.1
                    ---------------------------------------------------------------------------------------------------
                         Total Non-Current Assets                                                 1,376.8       1,499.6
                    ---------------------------------------------------------------------------------------------------
                    Net Assets of Discontinued Operations                                              --       1,207.3
                    ---------------------------------------------------------------------------------------------------
                    TOTAL ASSETS                                                                 $2,294.2      $3,723.1
                    ===================================================================================================

-----------------------------------------------------------------------------------------------------------------------
LIABILITIES         CURRENT LIABILITIES
AND                 Notes Payable                                                                $1,120.7      $  407.1
SHAREHOLDERS'       Accrued and Other Current Liabilities                                           599.9         573.3
EQUITY              Redeemable Partnership Interests                                                   --         575.0
                    Unearned Subscription Income                                                    297.0         319.6
                    ---------------------------------------------------------------------------------------------------
                         Total Current Liabilities                                                2,017.6       1,875.0
                    Postretirement and Postemployment Benefits                                      354.1         393.0
                    Other Non-Current Liabilities                                                   354.2         272.6
                    ---------------------------------------------------------------------------------------------------
                    TOTAL LIABILITIES                                                             2,725.9       2,540.6
                    ---------------------------------------------------------------------------------------------------
                    SHAREHOLDERS' EQUITY
                    Preferred Stock, par value $1 per share, authorized--10,000,000 shares;
                      outstanding--none
                    Common Stock, par value $1 per share, authorized--400,000,000
                      shares; issued--188,420,996 shares for 1996 and 1995                          188.4         188.4
                    Capital Surplus                                                                  72.6          70.0
                    Retained Earnings                                                               480.3       2,208.7
                    Treasury Stock, at cost, 17,612,776 and 19,031,922 shares
                      for 1996 and 1995, respectively                                            (1,019.7)     (1,107.3)
                    Cumulative Translation Adjustment                                              (153.3)       (177.3)
                    ---------------------------------------------------------------------------------------------------
                    TOTAL SHAREHOLDERS' EQUITY                                                     (431.7)      1,182.5
                    ---------------------------------------------------------------------------------------------------
                    TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                   $2,294.2      $3,723.1
                    ===================================================================================================

F-8                 The accompanying notes are an integral part of the consolidated financial statements.


The Dun & Bradstreet Corporation and Subsidiaries

Consolidated Statements of Cash Flows

Years Ended December 31 ,


                    Dollar amounts in millions                                        1996            1995     1994
                    -------------------------------------------------------------------------------------------------
                    CASH FLOWS FROM OPERATING ACTIVITIES:
                    Net Income (Loss)                                               $  (44.4)        $ 320.8  $ 629.5
                    Less: Income (Loss) from Discontinued Operations                   (17.1)          103.3    260.9
                    -------------------------------------------------------------------------------------------------
                    Income (Loss) from Continuing Operations                           (27.3)          217.5    368.6
                    Reconciliation of Net Income (Loss) to Net Cash
                      Provided by Operating Activities:
                        Depreciation and Amortization                                  157.4           164.5    143.5
                        Losses (Gains) from Sales of Businesses, Net of Taxes           82.2          (118.0)   (70.9)
                        Equity Earnings in Excess of Dividends Received                (14.9)          (10.4)   (33.8)
                        Increase in Note Receivable                                    (41.2)             --       --
                        Restructuring Provisions                                          --              --     39.0
                        Non-Recurring Charge                                              --           206.2       --
                        Restructuring Payments                                         (50.7)          (68.9)   (71.0)
                        Postemployment Benefit Expense (Curtailment Gain)                 --             9.0    (29.9)
                        Postemployment Benefit Payments                                (50.3)          (60.0)   (75.1)
                        Net Increase in Accounts Receivable                            (47.5)          (60.4)   (13.0)
                        Deferred Income Taxes                                          118.1           (66.3)   (15.1)
                        Accrued Income Taxes                                            50.4           (57.6)   (22.9)
                        Net Decrease (Increase) in Other Working Capital Items          33.3            55.0    (26.6)
                        Other                                                          (13.2)           22.4    (28.9)
                    -------------------------------------------------------------------------------------------------
                    Net Cash Provided by Operating Activities                          196.3           233.0    163.9
                    -------------------------------------------------------------------------------------------------
                    CASH FLOWS FROM INVESTING ACTIVITIES:
                    Proceeds from Marketable Securities                                 17.6            34.1    189.1
                    Payments for Marketable Securities                                  (2.4)          (22.9)  (230.1)
                    Proceeds from Sale of Businesses                                   115.2           230.0    103.9
                    Payments for Acquisition of Businesses                                --            (3.0)   (52.7)
                    Capital Expenditures                                               (73.9)         (116.8)  (122.5)
                    Additions to Computer Software and Other Intangibles               (96.2)         (118.4)   (78.9)
                    Other                                                               12.0            39.6     (5.0)
                    -------------------------------------------------------------------------------------------------
                    Net Cash (Used in) Provided by Investing Activities                (27.7)           42.6   (196.2)
                    -------------------------------------------------------------------------------------------------
                    CASH FLOWS FROM FINANCING ACTIVITIES:
                    Payment of Dividends                                              (310.8)         (446.1)  (435.2)
                    Payments for Purchase of Treasury Shares                           (25.6)          (72.3)   (70.0)
                    Net Proceeds from Exercise of Stock Options                         63.7            42.2     29.3
                    (Decrease) Increase in Commercial Paper Borrowings                (405.0)          (38.7)   360.8
                    Increase in Short-term Borrowings                                1,116.2              --       --
                    Payment of Redeemable Partnership Interests                       (575.0)             --       --
                    Payment of Alaska Native Corp. Obligations                            --              --   (166.2)
                    Other                                                                1.6            (1.6)    (5.9)
                    -------------------------------------------------------------------------------------------------
                    Net Cash Used in Financing Activities                             (134.9)         (516.5)  (287.2)
                    -------------------------------------------------------------------------------------------------
                    Effect of Exchange Rate Changes on Cash and Cash Equivalents        (2.1)            4.0     (5.0)
                    -------------------------------------------------------------------------------------------------
                    Increase (Decrease) in Cash and Cash Equivalents                    31.6          (236.9)  (324.5)
                    Net Cash (Used In) Provided by Discontinued Operations             (50.8)          261.9    155.0
                    Cash and Cash Equivalents, Beginning of Year                       147.1           122.1    291.6
                    -------------------------------------------------------------------------------------------------
                    Cash and Cash Equivalents, End of Year                          $  127.9         $ 147.1  $ 122.1
                    =================================================================================================


                    The accompanying notes are an integral part of the consolidated financial statements           F-9

The Dun & Bradstreet Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY


Dollar amounts in millions, except per share data
-------------------------------------------------------------------------------------------------------------------------
                                                  Common                                         Cumulative        Total
                                                    Stock     Capital     Retained     Treasury Translation Shareholders'
                                            ($1 Par Value)    Surplus     Earnings        Stock  Adjustment       Equity
-------------------------------------------------------------------------------------------------------------------------
BALANCE, JANUARY 1, 1994                        $   188.4     $  64.2     $2,135.7    $(1,036.5)    $(240.5)     $1,111.3
Net Income                                                                   629.5                                  629.5
Cash Dividends ($2.56 per share)                                            (435.2)                                (435.2)
Treasury Shares Reissued Under
  Stock Options and Deferred Compensation
  Plans (552,805)                                                 3.0                      23.4                      26.4
Treasury Shares Reissued Under Restricted
  Stock Plan (114,930)                                                                      5.9                       5.9
Treasury Shares Acquired (1,193,631)                                                      (70.0)                    (70.0)
Change in Cumulative Translation Adjustment                                                            57.0          57.0
Unrealized Losses on Investments                                              (6.3)                                  (6.3)
-------------------------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1994                          188.4        67.2      2,323.7     (1,077.2)     (183.5)      1,318.6
-------------------------------------------------------------------------------------------------------------------------
Net Income                                                                   320.8                                  320.8
Cash Dividends ($2.63 per share)                                            (446.1)                                (446.1)
Treasury Shares Reissued Under
  Stock Options and Deferred Compensation
  Plans (741,526)                                                 2.8         34.2                                   37.0
Treasury Shares Reissued Under Restricted
  Stock Plan (174,100)                                                         8.0                                    8.0
Treasury Shares Acquired (1,297,138)                                         (72.3)                                 (72.3)
Change in Cumulative Translation Adjustment                                                             6.2           6.2
Unrealized Gains on Investments                                  10.3                                                10.3
-------------------------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1995                          188.4        70.0      2,208.7     (1,107.3)     (177.3)      1,182.5
-------------------------------------------------------------------------------------------------------------------------
Net Loss                                                                     (44.4)                                 (44.4)
Cash Dividends ($1.82 per share)                                            (310.8)                                (310.8)
Stock Dividend to Shareholders of Cognizant
  and ACNielsen, Including 800,000
  Treasury Shares                                                         (1,370.2)        49.5        79.8      (1,240.9)
Treasury Shares Reissued Under
  Stock Options and Deferred Compensation
  Plans (1,525,935)                                               2.6                      59.0                      61.6
Treasury Shares Reissued Under Restricted
  Stock Plan (16,410)                                                                       4.7                       4.7
Treasury Shares Acquired (923,199)                                                        (25.6)                    (25.6)
Change in Cumulative Translation Adjustment                                                           (55.8)        (55.8)
Unrealized Losses on Investments                                              (3.0)                                  (3.0)
-------------------------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1996                      $   188.4     $  72.6     $  480.3    $(1,019.7)    $(153.3)     $ (431.7)
=========================================================================================================================



F-10                                The accompanying notes are an integral part of the consolidated financial statements.

The Dun & Bradstreet Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation. The consolidated financial statements include those of The Dun & Bradstreet Corporation (the "Company"), its subsidiaries and partnerships in which the Company has a controlling interest. Investments in companies over which the Company has significant influence but not a controlling interest are carried on the equity basis. The effects of all significant intercompany transactions have been eliminated.

     The financial statements of subsidiaries outside the United States and Canada reflect a fiscal year ending November 30 to facilitate timely reporting of the Company's consolidated financial results.

     As discussed more thoroughly in Note 2, Cognizant Corporation ("Cognizant"), ACNielsen Corporation ("ACNielsen"), Dun & Bradstreet Software ("DBS") and NCH Promotional Services ("NCH" ) are presented as discontinued operations.

Cash Equivalents. Marketable securities that mature within 90 days of purchase date are considered cash equivalents and are stated at cost, which approximates fair value.

Marketable Securities. In accordance with Statement of Financial Accounting Standards ("SFAS" ) No. 115, "Accounting for Certain Investments in Debt and Equity Securities," marketable securities at December 31, 1996 and 1995, are classified as "available for sale," and are reported at fair value, with net unrealized gains and losses reported in shareholders' equity.

     The fair value of current and non-current marketable securities was estimated based on quoted market prices. Realized gains and losses on marketable securities are determined on the specific identification method.

Property, Plant and Equipment. Buildings, machinery and equipment are depreciated over their estimated useful lives using principally the straight-line method. Leasehold improvements are amortized on a straight-line basis over the shorter of the term of the lease or the estimated useful life of the improvement.

Computer Software, Goodwill and Intangible Assets. Certain computer software costs are capitalized in accordance with SFAS No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed," and are reported at the lower of unamortized cost or net realizable value. Other intangibles result from acquisitions and database development. Computer software and other intangibles are being amortized, using principally the straight-line method, over three to five years and five to 15 years, respectively. Goodwill represents the excess purchase price over the fair value of identifiable net assets of businesses acquired and is amortized on a straight-line basis over five to 40 years.

     The Company adopted the provisions of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS No. 121") in 1995. This statement requires that long-lived assets and certain identifiable intangibles held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In general, this statement requires recognition of an impairment loss when the sum of undiscounted expected future cash flows is less than the carrying amount of such assets. The measurement for such an impairment loss is then based on the fair value of the asset. (See Note 3.)

     At each balance sheet date, the Company reviews the recoverability of goodwill, not identified with long-lived assets, based on estimated undiscounted future cash flows from operating activities compared with the carrying value of goodwill, and recognizes any impairment on the basis of such comparison. The recognition and measurement of goodwill impairment is assessed at the business unit level.

Revenue Recognition. The Company recognizes revenue as earned, which is generally over the contract period or as the information is delivered or related services are performed. Amounts billed for service and subscriptions are credited to unearned subscription income and reflected in operating revenue over the subscription term, which is generally one year. Revenues from the publication of directories are recognized when the directories are published. (See Note 17.)

Foreign Currency Translation. For all operations outside the United States where the Company has designated the local currency as the functional currency, assets and liabilities are translated using the end-of-year exchange rates, and revenues and expenses are translated using average exchange rates for the year. For these countries, currency translation adjustments are accumulated in a separate component of shareholders' equity, whereas realized transaction gains and losses are recognized in other expense-net. For operations in countries that are considered to be highly inflationary, where the U.S. dollar is designated as the functional currency, monetary assets and liabilities are translated using end-of-year exchange rates, nonmonetary accounts are translated using historical exchange rates, and all translation and transaction adjustments are recognized in other expense-net.

--------------------------------------------------------------------------------

Earnings Per Share of Common Stock. Earnings per share are based on the weighted average number of shares of common stock outstanding during the year. The inclusion of shares issuable under stock options in the calculation of earnings per share would not result in material dilution.

     In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings per Share," which simplifies existing computational guidelines, revises disclosure requirements and increases the comparability of earnings per share data on an international basis. The Company is currently evaluating the new statement; however, the impact of adoption of SFAS No. 128 on the Company's financial statements is not expected to be significant. This statement is effective for financial statements for periods ending after December 15, 1997 and requires restatement of all prior-period earnings per share data presented.

Financial Instruments. The Company is a party to financial instruments with off-balance sheet risk, that are entered into in the normal course of business to reduce exposure to fluctuations in interest and foreign exchange rates. The counterparties to these instruments are major international financial institutions. The fair value of foreign exchange forward contracts is determined by market quotes and the fair value of interest rate swap agreements is determined by gains or losses to terminate agreements. (See Note 6.)

Estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates. Estimates are used in the determination of allowances for doubtful accounts, depreciation and amortization, computer software, employee benefit plans, taxes and contingencies among others.

Reclassifications. As discussed in Note 2, the consolidated financial statements for 1995 and 1994 have been reclassified to identify separately the results of operations, net assets and cash flows of the Company's discontinued operations. In addition, certain prior-year amounts have been reclassified to conform with the 1996 presentation.

--------------------------------------------------------------------------------
NOTE 2. REORGANIZATION AND DISCONTINUED OPERATIONS

On November 1, 1996, the Company reorganized into three publicly traded independent companies by spinning off through a tax-free distribution two of its businesses to shareholders (the "Distribution"). The Distribution resulted in the following three companies: 1) The Dun & Bradstreet Corporation, consisting of Dun & Bradstreet, the operating company ("D&B" ), Moody's Investors Service and Reuben H. Donnelley ("RHD" ); 2) ACNielsen; and 3) Cognizant, consisting of IMS International, Inc. ("IMS" ), Gartner Group, Nielsen Media Research, Pilot Software, Cognizant Technology Solutions Corporation, Cognizant Enterprises and Erisco. In connection with the reorganization, DBS and NCH were sold. On October 10, 1996, following receipt of a ruling from the Internal Revenue Service that the transaction would be tax-free to the Company and U.S. shareholders, the Company's Board of Directors declared a dividend distribution to shareholders of record on October 21, 1996, consisting of one share of Cognizant common stock for each share of the Company's common stock and one share of ACNielsen common stock for every three shares of the Company's common stock held on such record date. The Distribution was effected on November 1, 1996. These transactions resulted in a noncash dividend which reduced shareholders' equity by $1,240.9 million.

     For purposes of governing certain of the on-going relationships among the Company, Cognizant and ACNielsen, the three new companies entered into various agreements, including a Distribution Agreement, Tax Allocation Agreement, Employee Benefits Agreement, Indemnity and Joint Defense Agreement, Intellectual Property Agreement, Shared Transaction Services Agreement, Data Services Agreement and a Transaction Services Agreement. These agreements set forth the principles to be applied in allocating certain related costs and specified portions of contingent liabilities to be shared if certain amounts are exceeded.

     Pursuant to Accounting Principles Board Opinion ("APB" ) No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," the consolidated financial statements of the Company have been reclassified to reflect the dispositions of the companies that comprised the Company's Marketing Information Services, Software Services and Other Business Services business segments. These segments include the companies that made up Cognizant and ACNielsen, along with DBS and NCH. Accordingly, the revenues, costs and expenses, assets and liabilities, and cash flows of Cognizant, ACNielsen, DBS and NCH have been excluded from the respective captions in the Consolidated Statements

The Dun & Bradstreet Corporation and Subsidiaries

Notes to Consolidated Financial Statements continued


Tabular dollar amounts in millions, except per share data
--------------------------------------------------------------------------------

Note 2. Reorganization and Discontinued Operations (continued)

of Operations, Consolidated Balance Sheets and Consolidated Statements of Cash Flows. The net operating results of these entities have been reported, net of applicable income taxes, as "Income (Loss) from Discontinued Operations"; the net assets of these entities have been reported as "Net Assets of Discontinued Operations"; and the net cash flows of these entities have been reported as "Net Cash (Used in) Provided by Discontinued Operations."

     Summarized financial information for the discontinued operations, were as follows:

For the years ended
December 31                                           1996*      1995       1994
--------------------------------------------------------------------------------
Operating Revenues                                $2,761.6   $3,256.9   $2,770.9
Income before
  Provision for Income
  Taxes                                             $297.0     $113.0     $319.3
--------------------------------------------------------------------------------
Income from
  Discontinued
  Operations, Net
  of Income Taxes                                   $141.1     $103.3     $260.9
================================================================================

* Includes the results of Cognizant, ACNielsen and DBS for the ten months ended October 31, 1996 and the results of NCH for the full year.

                                                                     At December
                                                                        31, 1995
--------------------------------------------------------------------------------
Current Assets                                                          $1,312.7
Total Assets                                                            $3,030.5
--------------------------------------------------------------------------------
Current Liabilities                                                     $1,308.6
Total Liabilities                                                       $1,823.2
--------------------------------------------------------------------------------
Net Assets of Discontinued Operations                                   $1,207.3
================================================================================

The Company completed the sale of DBS on November 1, 1996 for proceeds of $191.3 million, including a note of $41.2 million resulting in a pre-tax loss of $220.6 million ($158.2 million after-tax). Pursuant to the Distribution Agreement, the cash proceeds from the sale were transferred to Cognizant.

     The sale of NCH was completed on December 31, 1996. Pursuant to the Distribution Agreement between the Company and Cognizant, the proceeds of $20.5 million from the sale of NCH which includes a note of $8.5 million will be transferred to Cognizant. At December 31, 1996, the Company has recorded a receivable of $20.5 million from the buyer of NCH and a corresponding payable to Cognizant. The Company did not record a gain or loss on the sale.

     The 1996 results for the Company reflect after-tax non-recurring charges of $492.0 million, incurred as a result of the Distribution and the sales of DBS , NCH , American Credit Indemnity ("ACI") and the Proprietary West operations of RHD ("P-West"). Income from continuing operations included $284.7 million of these costs, while $207.3 million was recorded within income from discontinued operations, net of income taxes. Of the $284.7 million included in continuing operations, $257.9 million was recorded in pre-tax income and a net tax cost of $26.8 million was recorded in the provision for income taxes. The $257.9 million represents reorganization costs of $161.2 million (professional and consulting fees of $75.0 million and settlement of executive compensation plans and retention bonuses of $86.2 million) and $96.7 million resulting from the losses incurred on the sales of P-West and ACI . The sales of P-West and ACI were completed in May and October of 1996, respectively. The $207.3 million included within discontinued operations consists of the net loss on the disposal of DBS and tax costs allocated to discontinued operations of $49.1 million.

--------------------------------------------------------------------------------

NOTE 3. NON-RECURRING CHARGES

In the fourth quarter of 1995, the Company recorded within operating costs a charge of $206.2 million. This charge primarily reflected an impairment loss in connection with the adoption of the provisions of SFAS No. 121 ($100.9 million), a provision for postemployment benefits ($58.1 million) under the Company's severance plan, an accrual for contractual obligations that have no future economic benefits and for penalties to cancel certain contracts ($23.1 million) and other asset revaluations ($24.1 million).

     This non-recurring charge evolved from the Company's annual budget and strategic planning process, which included a review of the Company's underlying cost structure, products and services, and assets used in the business. Based upon such analysis, management, having the authority to approve such business decisions, committed in December 1995 to a plan to discontinue certain product lines and dispose of certain other assets, resulting in the charge. These decisions were not reversed or modified as a result of the Company's reorganization plan, which was reviewed and approved by the Board of Directors on January 9, 1996.

     SFAS No. 121 requires that long-lived assets and certain intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In connection with this

--------------------------------------------------------------------------------
review, the Company recorded an impairment loss of $100.9 million reflecting the revaluation of certain revenue, administrative and production systems, notes receivable and other intangibles that were replaced or no longer used at the Company.

     The provision for postemployment benefits of $58.1 million, represents the cost of workforce reductions. The accrual of $23.1 million is for contractual obligations that have no future economic benefits and penalties to cancel certain contracts. In addition, the Company recognized a charge of $24.1 million principally related to the write-off of fixed assets.

     Also in 1995, the Company recorded in operating costs a $28.0 million gain related to the sale of warrants received in connection with the divestiture of Donnelley Marketing and a $90.0 million gain relating to the sale of Interactive Data Corporation.

     In 1994, several non-recurring gains and charges were included in the Company's operating results. As a result of the decision to outsource communications services, the assets of DunsNet were sold for a pre-tax gain of $36.0 million. Thomson Directories Ltd. was sold for a pre-tax gain of $33.2 million, and Dun & Bradstreet Plan Services was divested with no gain or loss recorded.

     Also in 1994, the Company took measures to improve future performance by accelerating the introduction of newer technologies, which resulted in a charge of $28.9 million. The charge principally reflected the revaluation of certain computer software and other intangible assets that have been replaced or are no longer used at D&B . In addition, a change in eligibility requirements for the Company's postretirement medical plan resulted in a curtailment gain of approximately $13.7 million, which was largely offset by increases in spending for new-product development.

--------------------------------------------------------------------------------

NOTE 4. RESTRUCTURING

In the second quarter of 1994, the Company initiated actions to restructure certain operations and businesses and to reduce costs and increase operating efficiencies. These restructuring measures included office consolidations, the discontinuance of certain production and data-collection systems and products, as well as additional steps to complete certain actions initiated in the fourth quarter of 1993. The pre-tax costs associated with these restructuring actions were $39.0 million. During 1996, the Company substantially completed these restructuring actions. At December 31, 1996, the remaining restructuring reserves were not significant.

--------------------------------------------------------------------------------

NOTE 5. MARKETABLE SECURITIES

The amounts disclosed below represent marketable securities of the Company and the assets of the grantor trusts established to pay benefits for U.S. supplemental pension plans. These amounts are classified in the Consolidated Balance Sheets as other current assets and other non-current assets. Cash equivalents of $59.6 million and $46.1 million at December 31, 1996 and 1995, respectively, have been excluded from these disclosures. All securities have been classified as "available for sale."

     A summary of cost (amortized cost of debt instruments) and fair values at December 31 follows:

                                            1996                   1995
                                     ------------------     -------------------
                                      Cost   Fair Value       Cost   Fair Value
-------------------------------------------------------------------------------
Equity securities                    $  --        $  --     $  8.8       $ 10.8
Debt securities
  of the U.S.
  Government and
  its agencies                        43.6         45.1       71.8         75.2
Debt securities of
  states and other
  subdivisions of
  the U.S.
  Government                            --           --       99.0        101.7
Debt securities
  of non-U.S.
  governments                          2.4          2.4        6.3          6.6
Corporate debt securities               --           --        4.8          4.7
Other                                   .1           .1         .1           .1
-------------------------------------------------------------------------------
                                     $46.1        $47.6     $190.8       $199.1
===============================================================================

The Bun & Bradstreet Corporation and Subsidiaries

Notes to Consolidated Financial Statements continued

Tabular dollar amounts in millions, except per share data
--------------------------------------------------------------------------------

Note 5. Marketable Securities (continued)

     At December 31, 1996 and 1995, gross unrealized gains were $1.8 million and $8.9 million, respectively, and unrealized losses were $.3 million and $.6 million, respectively.

     Gross realized gains and losses were not material for the years ended December 31, 1996, 1995 and 1994, respectively.

     At December 31, 1996, cost and fair values of debt securities by contractual maturity were as follows:

                                                               Cost   Fair Value
--------------------------------------------------------------------------------
Due in one year or less                                      $  5.4       $  5.5
Due after one year through five years                          36.7         38.2
Due after five years through ten years                          4.0          3.9
--------------------------------------------------------------------------------
                                                              $46.1        $47.6
================================================================================

--------------------------------------------------------------------------------

NOTE 6. FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISKS

The Company uses various financial instruments, including interest rate swap agreements and foreign exchange forward contracts to reduce exposure to fluctuations in interest and foreign exchange rates. The Company does not use derivative financial instruments for speculative purposes. Collateral is generally not required for these types of instruments.

     By their nature, all such instruments involve risk, including the credit risk of nonperformance by counterparties. However, at December 31, 1996 and 1995, in management's opinion, there was no significant risk of loss in the event of nonperformance of the counterparties to these financial instruments. The Company controls its exposure to credit risk through monitoring procedures.

Interest Rate Swap Agreements

The Company enters into interest rate swap agreements to manage exposure to changes in interest rates. Interest rate swaps also allow the Company to raise funds at floating rates and effectively swap them into fixed rates that are lower than those available to it if fixed-rate borrowings were made directly. These agreements involve the exchange of floating-rate for fixed-rate payments without the exchange of the underlying principal amount. Fixed interest rate payments are at rates ranging from 6.25% to 7.68%. Floating-rate received are based on rates tied to prevailing short-term interest rates. If the Company terminates a swap agreement, the gain or loss is recorded as an adjustment to the basis of the underlying asset or liability. At December 31, 1996, the unrealized fair value of the interest rate swaps was a loss of $15.8 million.

     The following table indicates the type of swaps in use at December 31, 1996 and 1995 and their weighted average interest rates. Average variable rates are those in effect at the reporting date and may change significantly over the lives of the contracts.

                                                                 1996      1995
--------------------------------------------------------------------------------
Variable to fixed swaps--
  Notional amount                                              $600.0    $400.0
  Average pay (fixed) rate                                       6.94%     7.07%
  Average receive (variable) rate                                5.57%     6.31%
================================================================================
The swap contracts expire from October 1, 1998 through January 15, 2005.

Foreign Exchange

Foreign exchange forward contracts are entered into as hedges against currency risk resulting from cross-border transactions denominated in foreign currencies. Gains or losses on these forward contracts are reported in the income statement and are offset by gains or losses on the underlying foreign currency transactions. At December 31, 1996, the Company had approximately $114 million in foreign exchange forward contracts outstanding with various expiration dates through March 1997. At December 31, 1996, unrealized gains on these contracts were $3.5 million and the unrealized losses were $1.3 million.

--------------------------------------------------------------------------------

NOTE 7. PENSION AND POSTRETIREMENT BENEFITS
Pension Plans

The Company has defined benefit pension plans covering substantially all associates in the United States. The benefits to be paid to associates under these plans were based on years of credited service and average final compensation. Pension costs are determined actuarially and funded in accordance with the Internal Revenue Code. Supplemental and excess plans in the United States are maintained to provide retirement benefits in excess of levels allowed by ERISA .

     Effective January 1, 1997, the D&B Retirement Plan was amended to provide retirement income based on a percentage of annual compensation, rather than final pay. The percentage of compensation allocated annually to a retirement account ranges from 3% to 12.5%, based on age and service. Amounts allocated under the plan also receive interest credits based on 30-year Treasury Bonds with a minimum interest credit rate of 3%. Associates close to or eligible for retirement as of January 1, 1997, will receive the higher of benefits provided by the final pay formula or retirement account formula.

     The Company has retained the obligation for pension benefits for personnel who retired prior to November 1, 1996 from the businesses that comprise discontinued operations.

     The Company's non-U.S. subsidiaries provide retirement benefits for associates consistent with local practices, primarily using defined benefit or termination indemnity plans.

     The components of net periodic pension costs for the years ended December 31, which includes both continuing and discontinued operations, are summarized as follows:

                                                        1996     1995     1994
--------------------------------------------------------------------------------
Service cost                                           $ 34.8   $ 43.1   $ 50.3
Interest cost                                            87.4    108.5     93.8
Actual return on plan assets                           (173.2)  (248.1)    (7.2)
Net amortization and deferral                            67.3    126.8   (111.1)
--------------------------------------------------------------------------------
Net periodic pension cost                              $ 16.3   $ 30.3   $ 25.8
================================================================================

Discontinued operations were allocated pension expense of $10.4 million, $11.1 million and $17.2 million in 1996, 1995 and 1994, respectively.

The status of defined benefit pension plans at December 31, 1996 and 1995 (1995 includes both continuing and discontinued operations) is as follows:

                                                                     Funded                               Unfunded
                                                           ------------------------      ------------------------------------------
                                                                                                U.S.(1)                Non-U.S.
                                                                                         -------------------     ------------------
                                                               1996            1995          1996       1995       1996        1995
-----------------------------------------------------------------------------------------------------------------------------------
Fair value of plan assets                                  $1,146.5        $1,366.3      $     --    $    --      $  --      $   --
-----------------------------------------------------------------------------------------------------------------------------------
Actuarial present value of benefit obligations:
  Vested benefits                                             811.8         1,065.6          95.8      140.3        7.1        68.6
  Non-vested benefits                                          35.7            42.1           4.6        3.7         --          --
-----------------------------------------------------------------------------------------------------------------------------------
  Accumulated benefit obligations                             847.5         1,107.7         100.4      144.0        7.1        68.6
  Effect of projected future salary increases                  89.7           133.9          60.5       59.4         --          .1
-----------------------------------------------------------------------------------------------------------------------------------
  Projected benefit obligations                               937.2         1,241.6         160.9      203.4        7.1        68.7
-----------------------------------------------------------------------------------------------------------------------------------
Plan assets in excess of (less than) projected
  benefit obligations                                         209.3           124.7        (160.9)    (203.4)      (7.1)      (68.7)
Unrecognized net loss                                            .5           154.1          30.2       55.4         --          --
Unrecognized prior service cost                                 6.7            13.3          22.8       30.3         --          .6
Unrecognized net transition (asset) obligation                (44.4)          (79.5)          1.6        2.0         --          --
Adjustment to recognize minimum liability                        --              --          (6.4)     (28.3)        --         (.5)
-----------------------------------------------------------------------------------------------------------------------------------
Prepaid (accrued) pension cost                             $  172.1        $  212.6      $ (112.7)   $(144.0)     $(7.1)     $(68.6)
===================================================================================================================================

(1) Represents supplemental and excess plans for which grantor trusts (with assets of $58.9 million and $71.0 million at December 31, 1996 and 1995, respectively) have been established to pay plan benefits.

The Dun & Bradstreet Corporation and Subsidiarie


Notes to Consolidated Financial Statements continued


Tabular dollar amounts in millions, except per share data
--------------------------------------------------------------------------------

Note 7. Pension and Postretirement Benefits (continued)

The weighted average expected long-term rate of return on pension plan assets was 9.75% for 1996, 1995 and 1994. At December 31, 1996 and 1995, the projected benefit obligations were determined using weighted average discount rates of 7.77% and 7.16%, respectively, and weighted average rates of increase in future compensation levels of 5.15% and 4.70%, respectively. Plan assets are invested in diversified portfolios that consist primarily of equity and debt securities.

Postretirement Benefits

In addition to providing pension benefits, the Company provides various health-care and life-insurance benefits for retired associates. Substantially all of the Company's associates in the United States become eligible for these benefits if they reach normal retirement age while working for the Company. Certain of the Company's subsidiaries outside the United States have postretirement benefit plans, although most participants are covered by government sponsored or administered programs. The cost of Company sponsored postretirement benefit plans outside the U.S. is not significant.

     The Company has retained the obligation for postretirement benefits for personnel who retired prior to November 1, 1996 from the businesses that comprise discontinued operations.

     The components of net periodic postretirement benefit cost other than pensions for the years ended December 31, for both continuing and discontinued operations are summarized as follows:

                                                           1996    1995    1994
--------------------------------------------------------------------------------
Service cost                                              $ 5.9   $ 5.1   $ 4.5
Interest cost                                              15.4    16.0    15.8
Net amortization and
  deferral                                                 (4.8)   (5.0)   (4.3)
--------------------------------------------------------------------------------
Net periodic postretirement
  benefit cost                                            $16.5   $16.1   $16.0
================================================================================

Discontinued operations were allocated net periodic postretirement benefit cost of $4.4 million, $4.8 million, and $4.5 million in 1996, 1995 and 1994, respectively.

     The status of postretirement benefit plans other than pensions at December 31, 1996 and 1995 (1995 includes both continuing and discontinued operations) is as follows:

                                                               1996        1995
--------------------------------------------------------------------------------
Actuarial present value of benefit obligation:
  Retirees and dependents                                   $(165.9)    $(170.0)
  Active associates--eligible                                 (15.7)      (25.7)
  Active associates--not yet eligible                         (15.0)      (35.6)
--------------------------------------------------------------------------------
Accumulated postretirement benefit
  obligation                                                 (196.6)     (231.3)
Unrecognized net (gain) loss                                    (.2)       26.2
Unrecognized prior service credit                             (11.9)      (18.1)
================================================================================
Accrued postretirement benefit obligation                   $(208.7)    $(223.2)
================================================================================

Benefits are paid as incurred from general corporate assets.

     The accumulated postretirement benefit obligation at December 31, 1996 and 1995 was determined using discount rates of 7.75% and 7.0%, respectively. The assumed rate of future increases in per capita cost of covered health-care benefits is 8.0% in 1997, decreasing gradually to 5.0% for the year 2021 and remaining constant thereafter. Increasing the assumed health-care cost trend rate by one percentage point in each year would increase the accumulated postretirement benefit obligation by $18.4 million and would increase annual aggregate service and interest costs by $2.8 million.

--------------------------------------------------------------------------------

NOTE 8. EMPLOYEE STOCK PLANS

The Company has granted options to certain associates, under its Key Employees Stock Option Plans, to purchase shares of its common stock at the market price on the date of the grant. Under the plans, the options vest ratably over a four year period and expire ten years from the date of the grant. The 1991 Key Employees Stock Option Plan provides for the granting of up to 17 million shares.

     In November 1996, in conjunction with the Distribution, those individuals who became employees of Cognizant or ACNielsen were granted substitute awards in the stock of their new employer, and any stock awards or options held by them in respect of the Company were reflected as surrendered in the following table. For the remaining holders of unexercised options, including employees of the Company, retirees and certain other former employees of the Company, the number of shares subject to options and the option exercise price was adjusted immediately following the Distribution to preserve, as closely as possible, the economic value of the options that existed prior to the Distribution, pursuant to the plans.

--------------------------------------------------------------------------------

     The Company applies APB No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for the stock option plans. The Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"). Had compensation cost for the Company's stock option plan been determined based on the fair value at the grant date for awards in 1996 and 1995 consistent with the provisions of SFAS No. 123, the Company's income (loss) from continuing operations and earnings (loss) per share would have been reduced to the pro-forma amounts indicated below:

                                                                 1996       1995
--------------------------------------------------------------------------------
Income (loss) from continuing operations
  As reported                                                  $(27.3)    $217.5
  Pro-forma                                                    $(31.2)    $217.5
Earnings (loss) per share of common stock
  from continuing operations
  As reported                                                  $ (.16)    $ 1.28
  Pro-forma                                                    $ (.18)    $ 1.28
================================================================================

The pro-forma disclosures shown are not representative of the effects on income
(loss) and earnings (loss) per share in future years.

     The fair value of the Company's stock options used to compute pro-forma income (loss) and earnings (loss) per share disclosures is the estimated present value at grant date using the Black-Scholes option-pricing model. The following weighted average assumptions were used to value grants made prior to the
Distribution: dividend yield of 4.7%; expected volatility of 15%; a risk-free interest rate of 6.08%; and an expected holding period of five years. The incremental fair value of the Company's options converted on October 31, 1996, used to compute pro-forma income (loss) and earnings (loss) per share disclosures and the value of new grants after November 1, 1996 was determined using the Black-Scholes option-pricing model with the following weighted average assumptions: dividend yield of 3.7%; expected volatility of 17%; a risk-free interest rate of 5.85%; and an expected holding period of 4.5 years.

     Options outstanding at December 31, 1996 were granted during the years 1987 through 1996 and are exercisable over periods ending not later than 2006. At December 31, 1996, 1995 and 1994, options for 8,313,166, 4,859,596 and 4,306,119 shares of common stock were exercisable and 4,240,772, 10,306,592 and 1,567,393 shares were available for future grants under the plans.

     Changes in stock options for the three years ended December 31, 1996, are summarized as follows:

                                                                        Weighted
                                                                         Average
                                                   Shares     Exercise Price ($)
--------------------------------------------------------------------------------
Options outstanding,
  January 1, 1994                               7,444,166                  52.73
  Granted                                       2,158,258                  54.09
  Exercised                                      (547,668)                 42.16
  Surrendered or expired                         (321,584)                 56.85
--------------------------------------------------------------------------------
Options outstanding,
  December 31, 1994                             8,733,172                  53.57
  Granted                                       1,821,780                  63.35
  Exercised                                      (736,145)                 46.11
  Surrendered or expired                         (671,079)                 56.63
--------------------------------------------------------------------------------
Options outstanding,
  December 31, 1995                             9,147,728                  55.90
  Granted                                          10,704                  60.25
  Exercised                                      (977,042)                 51.09
  Surrendered or expired                         (689,297)                 59.10
--------------------------------------------------------------------------------
Options outstanding,
  October 31, 1996                              7,492,093                  56.23
Attributable to discontinued
  operations                                   (2,958,686)                 57.08
--------------------------------------------------------------------------------
Options outstanding,
  October 31, 1996                              4,533,407                  55.68
--------------------------------------------------------------------------------
Options converted at
  November 1, 1996                             11,958,980                  21.10
  Granted                                       4,452,250                  22.96
  Exercised                                      (543,354)                 21.02
  Surrendered or expired                         (451,416)                 22.87
================================================================================
OPTIONS OUTSTANDING,
  DECEMBER 31, 1996                            15,416,460                  21.59
================================================================================

The weighted average fair value of options granted during 1996 and 1995 was $3.32 and $7.61, respectively.

The Dun & Bradstreet Corporation and Subsidiaries

Notes to Consolidated Financial Statements continued

Tabular dollar amounts in millions, except per share data
--------------------------------------------------------------------------------

Note 8. Employee Stock Plans (continued)

The following table summarizes information about stock options outstanding at December 31, 1996:

                                       Stock Options Outstanding                       Stock Options Exercisable
                            ---------------------------------------------------   ----------------------------------
                                           Weighted Average
                                                  Remaining    Weighted Average                     Weighted Average
Range of Exercise Prices        Shares     Contractual Life      Exercise Price        Shares         Exercise Price
--------------------------------------------------------------------------------------------------------------------
$15.73-$20.98                5,639,214            3.9 Years              $19.01     4,679,802                $18.71
$21.51-$24.16                9,777,246            7.6 Years              $23.08     3,633,364                $22.83
--------------------------------------------------------------------------------------------------------------------
                            15,416,460                                             8,313,166
====================================================================================================================

     The plans also provide for the granting of stock appreciation rights and limited stock appreciation rights in tandem with stock options to certain key employees. At December 31, 1996, there were no stock appreciation rights attached to stock options; however, 887,295 limited stock appreciation rights were outstanding, which are exercisable only if, and to the extent that, the related option is exercisable and only upon the occurrence of specified contingent events.

     Under the 1989 Key Employees Restricted Stock Plan, key associates may be granted restricted shares of the Company's stock. The plan provides for the granting of up to 1,800,000 shares of the Company's common stock prior to December 31, 1998. In October 1996, in conjunction with the Distribution, all outstanding restricted shares became vested and were released to participants of the plan. During November and December 1996, 19,779 shares of restricted stock were awarded under the plan. During 1995 and 1994, 184,465 and 117,262 restricted shares, respectively, were awarded under the plan. Forfeitures in 1996 (prior to the Distribution), 1995 and 1994 totaled 6,877, 10,365 and 2,332, respectively. The restrictions on the majority of such shares lapse over a period of three years from the date of the grant and the cost is charged to compensation expense ratably.

--------------------------------------------------------------------------------

NOTE 9. INCOME TAXES

Income (loss) from continuing operations before provision for income taxes consisted of:
                                                         1996     1995     1994
--------------------------------------------------------------------------------
U.S.                                                   $125.1   $356.4   $531.3
Non-U.S.                                                  1.3    (25.8)    28.6
--------------------------------------------------------------------------------
                                                       $126.4   $330.6   $559.9
================================================================================

The provision (benefit) for income taxes consisted of:
                                                          1996     1995    1994
--------------------------------------------------------------------------------
Current tax provision:
  U.S. Federal                                          $ 43.3   $121.3  $158.5
  State and local                                        (21.6)    29.2    31.8
  Non-U.S.                                                13.9     28.9    16.1
--------------------------------------------------------------------------------
Total current tax provision                               35.6    179.4   206.4
--------------------------------------------------------------------------------

Deferred tax provision (benefit):
  U.S. Federal                                            86.9    (30.6)  (27.3)
  State and local                                         15.7    (23.8)    4.5
  Non-U.S.                                                15.5    (11.9)    7.7
--------------------------------------------------------------------------------
Total deferred tax
  provision (benefit)                                    118.1    (66.3)  (15.1)
--------------------------------------------------------------------------------
Provision for income taxes                              $153.7   $113.1  $191.3
================================================================================

The following table summarizes the significant differences between the U.S. Federal statutory tax rate and the Company's effective tax rate for financial statement purposes.
                                                           1996    1995    1994
--------------------------------------------------------------------------------
Statutory tax rate                                         35.0%   35.0%   35.0%
State and local taxes, net of
  U.S. Federal tax
  benefit                                                  (3.0)    1.7     6.5
Non-U.S. taxes                                             12.8     5.1     4.3
Recognition of capital
  and ordinary losses                                     (14.3)  (13.2)  (12.1)
Reorganization costs                                       34.9      --      --
Non-deductible capital
  losses                                                   24.0      --      --
Repatriation of foreign
  earnings                                                 30.1      --      --
Other                                                       2.1     5.6      .5
--------------------------------------------------------------------------------
Effective tax rate                                        121.6%   34.2%   34.2%
================================================================================

Income taxes paid were $170.2 million, $119.9 million and $191.4 million in 1996, 1995 and 1994, respectively. Income taxes refunded were $140.9 million, $17.8 million and $10.8 million in 1996, 1995 and 1994, respectively.

--------------------------------------------------------------------------------

     Deferred tax assets (liabilities) consisted of the following at December
31:

                                                                  1996     1995
--------------------------------------------------------------------------------
Deferred tax assets:
  Operating losses                                              $ 34.6   $117.6
  Postretirement benefits                                         83.6     71.7
  Postemployment benefits                                         24.1     37.7
  Reorganization and restructuring costs                          13.1     40.3
  Bad debts                                                       11.2     20.6
  Other                                                           18.0     13.6
--------------------------------------------------------------------------------
Total deferred tax assets                                        184.6    301.5
Valuation allowance                                              (34.6)   (16.4)
--------------------------------------------------------------------------------
Net deferred tax assets                                          150.0    285.1
--------------------------------------------------------------------------------
Deferred tax liabilities:
  Intangibles                                                    (63.3)   (51.2)
  Revenue recognition                                            (65.4)   (59.2)
  Tax leasing transactions                                       (37.8)   (68.9)
  Depreciation                                                    (1.1)    (5.3)
--------------------------------------------------------------------------------
Total deferred tax liabilities                                  (167.6)  (184.6)
--------------------------------------------------------------------------------
Net deferred tax (liability) asset                              $(17.6)  $100.5
================================================================================

During 1996, $467.9 million of non-U.S. earnings, primarily from the Cognizant and ACNielsen businesses, were repatriated by the Company in order to facilitate its reorganization. At December 31, 1996, undistributed earnings of non-U.S. subsidiaries totaled $123.4 million. Deferred tax liabilities have not been recognized for these undistributed earnings because it is management's intention to reinvest such undistributed earnings outside the U.S. If all undistributed earnings were remitted to the U.S. , the amount of incremental U.S. Federal and foreign income taxes payable, net of foreign tax credits, would be approximately $23 million.

     During the three-year period ended December 31, 1983, the Company invested $304.4 million in tax-leasing transactions, varying in length from 4.5 to 25 years. These leases provided the Company with benefits from tax deductions in excess of taxable income for Federal income tax purposes. These amounts are included in deferred income taxes.

--------------------------------------------------------------------------------

NOTE 10. NOTES PAYABLE

Notes payable consisted of the following at December 31:

                                                                 1996       1995
--------------------------------------------------------------------------------
Commercial paper                                             $     --     $405.0
Bank notes                                                    1,120.7        1.3
Other                                                              --         .8
--------------------------------------------------------------------------------
                                                             $1,120.7     $407.1
================================================================================

The Company has two committed bank facilities that provide funding for the Company. One of the facilities permits borrowings of up to $1 billion and matures in August 2001. The second facility permits borrowings of up to $200 million and matures in August 1997. Under these facilities the Company has the ability to borrow at prevailing short-term interest rates and is required to pay commitment fees of $1.0 million per year. At December 31, 1996, $880.0 million was borrowed against these facilities. The Company also had non-committed lines of credit of $305 million at December 31, 1996. At year-end 1996, $240.7 million was borrowed against these non-committed facilities. None of these arrangements had material commitment fees or compensating balance requirements.

     The weighted average interest rates on notes payable at December 31, 1996 and 1995, respectively, were 5.78% and 7.11%.

NOTE 11. INVESTMENT PARTNERSHIPS

During 1993, three of the Company's former and current subsidiaries contributed assets and third-party investors contributed cash ($125.0 million) to a limited partnership. One of the Company's former subsidiaries served as general partner. All of the other partners, including the third-party investors, held limited partner interests. The partnership, which was a separate and distinct legal entity, was in the business of licensing database assets and computer software.

     In addition, during 1993, the Company participated in the formation of a limited partnership to invest in various securities including those of the Company. One of the Company's subsidiaries serves as managing general partner. Third-party investors held limited partner and special investors interests totaling $500.0 million. The special investors were entitled to a specified return on their investments. Funds raised by the partnership provided a source of financing for the Company's repurchase in 1993 of 8.3 million shares of its common stock.

The Dun & Bradstreet Corporation and Subsidiaries

Notes to Consolidated Financial Statements continued

Tabular dollar amounts in millions, except per share data
--------------------------------------------------------------------------------

Note 11. Investment Partnerships (continued)

     For financial reporting purposes, the results of operations, the assets, liabilities, and cash flows of the partnerships described previously are included in the Company's consolidated financial statements. The third-party investments in these partnerships at December 31, 1995, totaled $575.0 million and are reflected as redeemable partnership interests. These third-party investments were redeemed in full during 1996. Third-parties share of partnerships results of operations, including specified returns, is reflected in other expense-net.

     During the fourth quarter of 1996, in conjunction with the Distribution, the Company redeemed $575.0 million of redeemable partnership interests. This redemption was financed with bank notes.

     In November 1996, in conjunction with the Distribution, a Cognizant subsidiary assumed $50.0 million in redeemable partnership interests (as well as D&B stock and warrants) in redemption from one of the partnerships described above. This amount is included in net assets of discontinued operations at December 31, 1995.

--------------------------------------------------------------------------------

NOTE 12. CAPITAL STOCK

In October 1988, the Company adopted a Shareholders' Rights Plan. The plan is intended to protect the shareholders' interests in the event of an unsolicited attempt to acquire the Company. The plan is not intended to prevent a takeover of the Company on terms that are favorable and fair to all shareholders and will not interfere with a merger approved by the Board of Directors.

     Under the plan, each share of the Company's common stock has a right which trades with the stock until the right becomes exercisable. Each right entitles the shareholders to buy 1/100 of a share of Series A participating preferred stock at a purchase price of $230, subject to adjustment. The rights will not be exercisable until a person or group ("Acquiring Person") acquires beneficial ownership of, or commences a tender offer for, 20% or more of the Company's outstanding common stock.

     In the event the Company is acquired in a merger or other business combination, or subject to other transactions, as described in the Shareholders' Rights Plan, each right will entitle its holder (other than the Acquiring Person) to receive upon exercise, stock with a value of two times the exercise price in the form of the Company's common stock or, where appropriate, the Acquiring Person's common stock. The Company may redeem the rights, which expire in October 1998, for $.01 per right, under certain circumstances.

     The shareholders have authorized the issuance of 10.0 million shares of $1 par value preferred stock. The preferred stock can be issued with varying terms, as determined by the Board of Directors.

--------------------------------------------------------------------------------

NOTE 13. LEASE COMMITMENTS

Certain of the Company's operations are conducted from leased facilities, which are under operating leases that expire over the next ten years. The Company also leases certain computer and other equipment under operating leases that expire over the next five years. These leases are frequently renegotiated or otherwise changed as advancements in computer technology produce opportunities to lower costs and improve performance. Additionally, the Company has agreements with various third-parties to purchase certain data processing and telecommunications services extending beyond one year. Rental expenses under operating leases were $117.6 million, $121.9 million and $117.1 million for the years ended December 31, 1996, 1995 and 1994, respectively. Future minimum lease payments under non-cancelable leases at December 31, 1996 are as follows:

         1997    1998    1999    2000    2001    Thereafter      Total
--------------------------------------------------------------------------------
        $96.5   $78.7   $60.4   $30.1   $18.4         $54.6     $338.7
================================================================================

--------------------------------------------------------------------------------

NOTE 14. LITIGATION

The Company and its subsidiaries are involved in legal proceedings, claims and litigation arising in the ordinary course of business. In the opinion of management, the outcome of such current legal proceedings, claims and litigation could have a material effect on quarterly or annual operating results or cash flows when resolved in a future period. However, in the opinion of management, these matters will not materially affect the Company's consolidated financial position.

--------------------------------------------------------------------------------

Information Resources

     Additionally, on July 29, 1996, Information Resources, Inc. ("IRI" ) filed a complaint in the United States District Court for the Southern District of New York, naming as defendants the Company, A.C. Nielsen Company (a subsidiary of ACNielsen) and IMS (a subsidiary of Cognizant).

     The complaint ("IRI Action") alleges various violations of United States antitrust laws, including alleged violations of Section 1 and 2 of the Sherman Act. The complaint also alleges a claim of tortious interference with a contract and a claim of tortious interference with a prospective business relationship. These claims relate to the acquisition by defendants of Survey Research Group Limited ("SRG" ) prior to the Distribution. IRI alleges SRG violated an alleged agreement with IRI when it agreed to be acquired by the defendants and that the defendants induced SRG to breach that agreement.

     IRI's complaint alleges damages in excess of $350 million, which amount
IRI asked to be trebled under antitrust laws. IRI also seeks punitive damages in an unspecified amount.

     In connection with the IRI Action, Cognizant, ACNielsen and the Company have entered into the Indemnity and Joint Defense Agreement pursuant to which they agreed (i) to certain arrangements allocating potential liabilities ("IRI Liabilities") that may arise out of or in connection with the IRI Action and
(ii) to conduct a joint defense of such action. In particular, the Indemnity and Joint Defense Agreement will provide that ACNielsen will assume exclusive liability for IRI Liabilities up to a maximum amount to be calculated at such time such liabilities, if any, become payable (the "ACN Maximum Amount"), and that the Company and Cognizant will share liability equally for any amounts in excess of the ACN Maximum Amount. The ACN Maximum Amount will be determined by an investment banking firm as the maximum amount that ACNielsen is able to pay after giving effect to (i) any plan submitted by such investment bank that is designed to maximize the claims paying ability of ACNielsen without impairing the investment banking firm's ability to deliver a viability opinion (but which will not require any action requiring stockholder approval), and (ii) payment of related fees and expenses. For these purposes, financial viability means the ability of ACNielsen, after giving effect to such plan, the payment of related fees and expenses, and the payment of the ACN Maximum Amount, to pay its debts as they become due and to finance the current and anticipated operating and capital requirements of its business, as reconstituted by such plan, for two years from the date any such plan is expected to be implemented.

     Management is unable to predict at this time the final outcome of the IRI Action or whether the resolution of the matter could materially affect the Company's results of operations, cash flows or financial position.

NOTE 15. SUPPLEMENTAL FINANCIAL DATA
Other Current Assets:

At December 31,                                                  1996       1995
--------------------------------------------------------------------------------
Deferred taxes                                                 $ 27.3     $158.3
Prepaid expenses                                                136.5       73.2
Other                                                            25.0       48.7
--------------------------------------------------------------------------------
                                                               $188.8     $280.2
================================================================================

Property, Plant and Equipment--Net, carried at cost:

At December 31,                                                  1996      1995
--------------------------------------------------------------------------------
Buildings                                                      $199.3     $200.2
Machinery and equipment                                         499.9      496.9
--------------------------------------------------------------------------------
                                                                699.2      697.1
Less: accumulated depreciation                                  390.7      382.2
--------------------------------------------------------------------------------
                                                                308.5      314.9
Leasehold improvements, less:
  accumulated amortization
  of $49.2 and $40.0                                             35.6       34.7
Land                                                             29.0       33.3
--------------------------------------------------------------------------------
                                                               $373.1     $382.9
================================================================================

Computer Software and Goodwill:

                                                        Computer
                                                        Software   Goodwill
--------------------------------------------------------------------------------
January 1, 1995                                           $ 88.8     $403.8
Additions at cost                                           80.4         --
Amortization                                               (24.8)     (16.8)
Other deductions and reclassifications                     (43.7)(1)  (91.4)(2)
--------------------------------------------------------------------------------
December 31, 1995                                          100.7      295.6
Additions at cost                                           84.5         .8
Amortization                                               (37.9)     (16.5)
Other deductions and reclassifications                       3.4      (61.5)(2)
--------------------------------------------------------------------------------
December 31, 1996                                         $150.7     $218.4
================================================================================
(1) Includes fourth quarter non-recurring charge for impairment of assets.

(2) Primarily sale of Interactive Data Corporation in 1995 and ACI in 1996.

The Dun & Bradstreet Corporation and Subsidiaries

Notes to Consolidated Financial Statements continued


Tabular dollar amounts in millions, except per share data
--------------------------------------------------------------------------------

NOTE 16. SEGMENT INFORMATION

The Company, operating in 37 countries, delivers information services principally through two business segments referenced below. Risk Management Services provides commercial credit and business marketing information, receivable management services, debt rating and financial information for investors. Directory Information Services provides sales, marketing and publishing services for yellow pages and other directory products. Intersegment sales are immaterial.

BUSINESS SEGMENTS

                                                Years Ended December 31,
                                       ----------------------------------------
                                           1996            1995            1994
--------------------------------------------------------------------------------
OPERATING REVENUES:
  Risk Management Services             $1,781.7        $1,734.1        $1,605.7
  Directory Information Services          377.5           423.7           440.1
  Corporate and Other                        --              .4            79.1
--------------------------------------------------------------------------------
Total                                  $2,159.2        $2,158.2        $2,124.9
================================================================================
OPERATING INCOME (LOSS):
  Risk Management Services(1)            $327.1          $449.5          $447.0
  Directory Information Services(2)       141.1           186.3           248.0
  Corporate and Other(3)                 (270.6)         (237.2)         (100.1)
--------------------------------------------------------------------------------
Total                                     197.6           398.6           594.9
  Non-Operating Expense--Net              (71.2)          (68.0)          (35.0)
--------------------------------------------------------------------------------
INCOME FROM CONTINUING OPERATIONS
  BEFORE PROVISION FOR INCOME TAXES    $  126.4        $  330.6        $  559.9
================================================================================
DEPRECIATION AND AMORTIZATION:(4)
  Risk Management Services             $  130.5        $  113.6        $  102.6
  Directory Information Services           16.8            16.6            15.6
  Corporate and Other                      10.1            34.3            25.3
--------------------------------------------------------------------------------
Total                                  $  157.4        $  164.5        $  143.5
================================================================================
CAPITAL EXPENDITURES:
  Risk Management Services             $   50.7        $   75.0        $   71.9
  Directory Information Services           16.0            19.3             8.2
  Corporate and Other                       7.2            22.5            42.4
--------------------------------------------------------------------------------
Total                                  $   73.9        $  116.8        $  122.5
================================================================================
ASSETS:
  Risk Management Services             $1,272.9        $1,491.7        $1,574.0
  Directory Information Services          527.9           539.7           514.9
  Corporate and Other                     493.4           484.4           418.0
  Discontinued Operations                    --         1,207.3         1,342.3
--------------------------------------------------------------------------------
Total                                  $2,294.2        $3,723.1        $3,849.2
================================================================================

(1) 1996 Operating Income (Loss) includes a loss on the divestiture of ACI of $68.2 million and 1995 includes a fourth quarter non-recurring charge of $45.6 million offset by a gain on the sale of Interactive Data Corporation of $90.0 million. 1994 includes $5.1 million of restructuring expense and a non-recurring charge.

(2) 1996 Operating Income (Loss) includes a loss on the sale of P-West of $28.5 million, 1995 includes a fourth quarter non-recurring charge of $17.7 million and 1994 includes a gain on the sale of Thomson Directories Ltd. of $33.2 million partially offset by $1.2 million of restructuring expense and a non-recurring charge.

(3) 1996 Operating Income (Loss) includes reorganization costs of $161.2 million. 1995, includes a fourth quarter non-recurring charge of $142.9 million partially offset by a $28.0 million gain on the sale of warrants received in connection with the divestiture of Donnelley Marketing and 1994 includes $61.6 millon of restructuring expense and a non-recurring charge partially offset by the gain on the sale of DunsNet of $36.0 million.

(4) Includes depreciation and amortization of Property, Plant and Equipment, Computer Software, Goodwill and Other Intangibles.

--------------------------------------------------------------------------------

GEOGRAPHIC SEGMENTS
                                                 Years Ended December 31,
                                       -----------------------------------------
                                           1996            1995           1994
--------------------------------------------------------------------------------
OPERATING REVENUES:
  United States                        $1,564.0        $1,582.6        $1,638.1
  Europe                                  481.6           465.5           378.0
  Other Non-U.S.                          113.6           110.1           108.8
--------------------------------------------------------------------------------
Total                                  $2,159.2        $2,158.2        $2,124.9
================================================================================
OPERATING INCOME (LOSS):
  United States(1)                     $  182.2        $  406.4        $  526.0
  Europe(2)                                12.9             3.5            63.4
  Other Non-U.S.(3)                         2.5           (11.3)            5.5
--------------------------------------------------------------------------------
Total                                     197.6           398.6           594.9
  Non-Operating Expense--Net              (71.2)          (68.0)          (35.0)
--------------------------------------------------------------------------------
INCOME FROM CONTINUING OPERATIONS
  BEFORE PROVISION FOR INCOME TAXES    $  126.4        $  330.6        $  559.9
================================================================================
ASSETS:
  United States                        $1,511.2        $1,691.4        $1,688.9
  Europe                                  660.0           774.1           622.6
  Other Non-U.S.                          123.0            50.3           195.4
  Discontinued Operations                    --         1,207.3         1,342.3
--------------------------------------------------------------------------------
Total                                  $2,294.2        $3,723.1        $3,849.2
================================================================================

(1) 1996 Operating Income (Loss) includes losses on the sales of ACI and P-West of $68.2 million and $28.5 million, respectively, and reorganization costs of $161.2 million. 1995 includes a fourth quarter non-recurring charge of $184.7 million partially offset by gains on the sale of Interactive Data Corporation of $90.0 million and the sale of warrants received in connection with the divestiture of Donnelley Marketing of $28.0 million. 1994 includes $55.7 million of restructuring expense and a non-recurring charge partially offset by a gain on the sale of DunsNet of $36.0 million.

(2) 1995 includes a fourth quarter non-recurring charge of $8.4 million and 1994 includes a gain on the sale of Thomson Directories Ltd. of $33.2 million partially offset by $10.7 million of restructuring expense and a non-recurring charge.

(3) 1995 includes a fourth quarter non-recurring charge of $13.1 million and 1994 includes $1.5 millon of restructuring expense and a non-recurring charge.

The Directory Information Services segment includes the results of DonTech, a partnership between RHD and Ameritech Advertising Services. The Company's share of partnership earnings which is included in operating revenues was $122.4 million, $127.7 million and $121.2 million in 1996, 1995 and 1994, respectively. At December 31, 1996, DonTech's assets and liabilities were as follows: current assets $408.4 million, other assets $6.6 million and current liabilities $29.1 million. DonTech's December 31, 1995 assets and liabilities were as follows: current assets $387.9 million, other assets $9.2 million and current liabilities $27.1 million. DonTech's gross revenues totaled $468.5 million, $472.8 million and $462.2 million for 1996, 1995 and 1994, respectively. Pre-tax income was $226.7 million, $232.2 million and $216.4 million for 1996, 1995 and 1994, respectively. At December 31, 1996 and 1995, the Company's investment in DonTech was $215.3 million and $197.2 million, respectively.

The Dun & Bradstreet Corporation and Subsidiaries

Notes to Consolidated Financial Statements continued


Tabular dollar amounts in millions, except per share data
--------------------------------------------------------------------------------

NOTE 17. QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                                        Three Months Ended
                                                         ----------------------------------------------------
                                                         March 31      June 30     September 30    December 31         Year
---------------------------------------------------------------------------------------------------------------------------
1996(1)(2)
---------------------------------------------------------------------------------------------------------------------------
  OPERATING REVENUES                                       $450.4       $505.1           $509.8        $ 693.9     $2,159.2
---------------------------------------------------------------------------------------------------------------------------
  OPERATING INCOME (LOSS)(3)                               $ 52.3       $(14.2)          $ 76.0        $  83.5     $  197.6
---------------------------------------------------------------------------------------------------------------------------
  INCOME (LOSS):
    CONTINUING OPERATIONS, NET OF INCOME TAXES             $ 21.9       $(43.9)          $ 24.3        $ (29.6)    $  (27.3)
    DISCONTINUED OPERATIONS, NET OF INCOME TAXES             42.3           .3             26.6          (86.3)       (17.1)
---------------------------------------------------------------------------------------------------------------------------
  NET INCOME (LOSS)                                        $ 64.2       $(43.6)          $ 50.9        $(115.9)    $  (44.4)
---------------------------------------------------------------------------------------------------------------------------
  EARNINGS (LOSS) PER SHARE OF COMMON STOCK:
    CONTINUING OPERATIONS                                  $  .13       $ (.26)          $  .14        $  (.17)    $   (.16)
    DISCONTINUED OPERATIONS                                   .25           --              .16           (.51)        (.10)
---------------------------------------------------------------------------------------------------------------------------
  NET EARNINGS (LOSS) PER SHARE OF COMMON STOCK            $  .38       $ (.26)          $  .30        $  (.68)    $   (.26)
===========================================================================================================================
1995(1)(2)
---------------------------------------------------------------------------------------------------------------------------
  Operating Revenues                                       $486.5       $515.7           $530.7        $ 625.3     $2,158.2
---------------------------------------------------------------------------------------------------------------------------
  Operating Income (Loss)(4)                               $119.5       $116.5           $212.6        $ (50.0)    $  398.6
---------------------------------------------------------------------------------------------------------------------------
  Income (Loss):
    Continuing Operations, Net of Income Taxes             $ 67.6       $ 63.5           $127.6        $ (41.2)    $  217.5
    Discontinued Operations, Net of Income Taxes             41.3         82.6             43.9          (64.5)       103.3
---------------------------------------------------------------------------------------------------------------------------
  Net Income (Loss)                                        $108.9       $146.1           $171.5        $(105.7)    $  320.8
---------------------------------------------------------------------------------------------------------------------------
  Earnings (Loss) Per Share of Common Stock:
    Continuing Operations                                  $  .40       $  .37           $  .75        $  (.24)    $   1.28
    Discontinued Operations                                   .24          .49              .26           (.38)         .61
---------------------------------------------------------------------------------------------------------------------------
  Net Earnings (Loss) Per Share of Common Stock            $  .64       $  .86           $ 1.01        $  (.62)    $   1.89
===========================================================================================================================

(1) Previously filed Forms 10-Q for the quarters ended March 31 and June 30, 1996, have been reclassified to reflect certain of the Company's businesses as discontinued operations.

(2) In the fourth quarter of 1996, the Company changed its revenue recognition accounting policy in connection with its Directory Information Services segment, effective January 1, 1996. The Company changed to the predominant industry practice of recognizing revenue and related expenses at the time the yellow page directories are published. Previously, revenue and related expenses were reported ratably during the year consistent with historic publishing patterns. This accounting change had no impact on the full-year results. As a result of this accounting change, results for the first three quarters of 1996 have been restated. In accordance with APB No. 20, "Accounting Changes," 1995 results have not been restated.

(3) Includes reorganization costs of $1.4 million, $7.6 million, $18.9 million and $133.3 million incurred in the quarters ended March 31, June 30, September 30 and December 31, 1996, respectively, loss on the sale of ACI of $63.8 million and $4.4 million in the quarters ended June 30 and September 30, 1996, respectively, and loss on the sale of P-West of $25.0 million and $3.5 million in the quarters ended June 30 and September 30, 1996, respectively.

(4) Includes a non-recurring charge of $206.2 million in the quarter ended December 31, 1995, partially offset by gains of $28.0 million in the quarter ended March 31, 1995, on the sale of warrants received in connection with the divestiture of Donnelley Marketing and $90.0 million in the quarter ended September 30, 1995, associated with the sale of Interactive Data Corporation.

--------------------------------------------------------------------------------

SUPPLEMENTAL INFORMATION

The following supplemental information is provided to present 1995 quarterly results on a comparable basis to 1996. 1995 results have been restated as if the revenue recognition change described previously was effective as of January 1, 1995.

                                                                   Three Months Ended
                                              -----------------------------------------------------------------
                                                March 31       June 30          September 30        December 31         Year
----------------------------------------------------------------------------------------------------------------------------
1995
Operating Revenues                                $441.2        $494.5                $525.2             $697.3     $2,158.2
----------------------------------------------------------------------------------------------------------------------------
Operating Income (Loss)(1)                        $ 85.4        $ 91.3                $211.3             $ 10.6     $  398.6
----------------------------------------------------------------------------------------------------------------------------
Income (Loss):
  Continuing Operations, Net of Income Taxes      $ 45.0        $ 46.9                $126.8             $ (1.2)    $  217.5
  Discontinued Operations, Net of Income Taxes      41.3          82.6                  43.9              (64.5)       103.3
----------------------------------------------------------------------------------------------------------------------------
Net Income (Loss)                                 $ 86.3        $129.5                $170.7             $(65.7)    $  320.8
----------------------------------------------------------------------------------------------------------------------------
Earnings (Loss) Per Share of Common Stock:
  Continuing Operations                           $  .27        $  .27                $  .75             $ (.01)    $   1.28
  Discontinued Operations                            .24           .49                   .26               (.38)         .61
----------------------------------------------------------------------------------------------------------------------------
Net Earnings (Loss) Per Share of Common Stock     $  .51        $  .76                $ 1.01             $ (.39)    $   1.89
============================================================================================================================

(1) Includes a non-recurring charge of $206.2 million in the quarter ended December 31, 1995, offset by gains of $28.0 million in the quarter ended March 31, 1995, on the sale of warrants received in connection with the divestiture of Donnelley Marketing and $90.0 million in the quarter ended September 30, 1995, associated with the sale of Interactive Data Corporation.

FIVE-YEAR SELECTED FINANCIAL DATA

Tabular amounts in millions, except per share data           1996            1995            1994            1993            1992
---------------------------------------------------------------------------------------------------------------------------------
RESULTS OF OPERATIONS:
  Operating Revenues                                     $2,159.2        $2,158.2        $2,124.9        $2,127.0        $2,151.9
  Costs and Expenses(1)                                   1,961.6         1,759.6         1,530.0         1,794.2         1,627.3
---------------------------------------------------------------------------------------------------------------------------------
  Operating Income                                          197.6           398.6           594.9           332.8           524.6
  Non-Operating (Expense) Income--Net                       (71.2)          (68.0)          (35.0)            1.8            (7.4)
---------------------------------------------------------------------------------------------------------------------------------
  Income from Continuing Operations before
    Provision for Income Taxes                              126.4           330.6           559.9           334.6           517.2
  Provision for Income Taxes                                153.7           113.1           191.3           122.7           158.5
---------------------------------------------------------------------------------------------------------------------------------
  Income (Loss):
    Continuing Operations                                   (27.3)          217.5           368.6           211.9           358.7
    Discontinued Operations, Net of Income Taxes(2)         (17.1)          103.3           260.9            72.6           194.8
---------------------------------------------------------------------------------------------------------------------------------
Income (Loss) before Cumulative Effect
  of Accounting Changes                                     (44.4)          320.8           629.5           284.5           553.5
Cumulative Effect of Accounting Changes(3)                     --              --              --          (246.4)             --
---------------------------------------------------------------------------------------------------------------------------------
Net Income (Loss)                                        $  (44.4)       $  320.8        $  629.5        $   38.1        $  553.5
=================================================================================================================================
EARNINGS (LOSS) PER SHARE OF COMMON STOCK:
  Continuing Operations                                  $  (0.16)       $   1.28        $   2.17        $   1.20        $   2.01
  Discontinued Operations                                   (0.10)           0.61            1.53            0.41            1.09
---------------------------------------------------------------------------------------------------------------------------------
  Earnings (Loss) before Cumulative Effect
    of Accounting Changes                                   (0.26)           1.89            3.70            1.61            3.10
  Cumulative Effect of Accounting Changes(3)                   --              --              --           (1.38)             --
---------------------------------------------------------------------------------------------------------------------------------
Net Earnings (Loss) Per Share of Common Stock              $(0.26)       $   1.89        $   3.70        $   0.23        $   3.10
=================================================================================================================================
Dividends Per Share                                        $ 1.82        $   2.63        $   2.56        $   2.40        $   2.25
Dividends Paid                                             $310.8        $  446.1        $  435.2        $   423.0       $  401.3
Weighted Average Number of Shares Outstanding               170.0           169.5           169.9            177.2          178.3
=================================================================================================================================
BALANCE SHEET:
  Total Assets(4)                                        $2,294.2        $3,723.1        $3,849.2        $3,651.2        $3,845.6
=================================================================================================================================
  Shareholders' Equity                                    $(431.7)       $1,182.5        $1,318.6        $1,111.3        $2,156.0
=================================================================================================================================

(1) 1996 includes one-time charges of $161.2 million for reorganization costs and losses on divestitures of $68.2 million and $28.5 million for ACI and P-West, respectively. 1995 includes a fourth quarter non-recurring charge of $206.2 million partially offset by gains of $90.0 million and $28.0 million for the sale of Interactive Data Corporation and warrants received in connection with the divestiture of Donnelley Marketing, respectively. 1994 includes restructuring expense and a non-recurring charge of $67.9 million offset by gains on the sales of Thomson Directories Ltd. and DunsNet of $33.2 million and $36.0 million, respectively. 1993 includes restructuring expense of $173.8 million partially offset by gains of $13.6 million for the redemption of preferred shares received from the 1991 sale of Donnelley Marketing, $9.5 million on the sale of Donnelley Marketing and $8.9 million for the redemption of notes related to the 1992 sale of Datastream International. 1992 includes gains of $90.0 million on the sale of Datastream International and Information Associates partially offset by restructuring expense of $55.8 million.

(2) Income taxes on Discontinued Operations was $93.5 million, $9.7 million, $58.4 million, $36.7 million and $83.3 million in 1996, 1995, 1994, 1993 and
    1992, respectively.

(3) Includes impact of $130.9 million or $.73 per share for the adoption of SFAS No. 112 and $115.5 million or $.65 per share for the adoption of SFAS No. 106 in 1993.

(4) Includes Net Assets of Discontinued Operations of $1,207.3 million, $1,342.3 million, $1,186.4 million and $1,686.9 million in 1995, 1994, 1993 and 1992, respectively.

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

REGULATION S-K
EXHIBIT NUMBER
--------------

 *(11)   Statement Re Computation of Per Share Earnings.
         Computation of Earnings Per Share of Common Stock on a Fully Diluted Basis

 *(13)   Annual Report to Security Holders.
         1996 Annual Report

 *(21)   Subsidiaries of the Registrant.
         List of Active Subsidiaries as of January 31, 1997

 *(23)   Consents of Experts and Counsel.

**(23.b) Consent of Independent Accountants

 *(27)   Financial Data Schedules

 *These exhibits were previously filed as part of this report on Form 10-K for the year ended December 31, 1996.

**Filed herewith

+Represents a management contract or compensatory plan.

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


                                           THE DUN & BRADSTREET CORPORATION
                                                    (Registrant)


                                          By: /s/CHESTER J. GEVEDA, JR.
                                              -----------------------------
                                                 (Chester J. Geveda, Jr.
                                               Vice President - Controller)


Date: April 2, 1997

                                 EXHIBIT INDEX


    Exhibit No.                   Description                           Page
    -----------                   -----------                           ----

       23(b)        Consent of Experts and Counsel Consent of
                      Independent Accountants