Form 10-Q
period 1997-03-31
DUN & BRADSTREET CORP
filed 1997-05-13
CIK 30419

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549


                                    FORM 10-Q

(Mark one)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE
                                  ACT OF 1934
                 For the quarterly period ended March 31, 1997

                                                        OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934
                       For the transition period from to
          ------------------------------- -----------------------------

                          Commission file number 1-7155


                        THE DUN & BRADSTREET CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Delaware                                        13-2740040
----------------------------------------    ------------------------------------
----------------------------------------    ------------------------------------
      (State of Incorporation)              (I.R.S. Employer Identification No.)

One Diamond Hill Road, Murray Hill, NJ                     07974
----------------------------------------    ------------------------------------
----------------------------------------    ------------------------------------
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
                                                       Shares Outstanding
          Title of Class                               at April 30, 1997
           Common Stock,
       par value $1 per share                             171,049,682

                        THE DUN & BRADSTREET CORPORATION

                               INDEX TO FORM 10-Q



PART I. FINANCIAL INFORMATION                                           PAGE

Item 1. Financial Statements

Consolidated Statements of Operations (Unaudited)
      Three Months Ended March 31, 1997 and 1996                          3

Consolidated Balance Sheets (Unaudited)
      March 31, 1997 and December 31, 1996                                4

Consolidated Statements of Cash Flows (Unaudited)
      Three Months Ended March 31, 1997 and 1996                          5

Notes to Consolidated Financial Statements (Unaudited)                   6-8

Item 2. Management's Discussion and Analysis of Financial
            Condition and Results of Operations                         9-11



PART II.  OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K                                 12

SIGNATURES


The Dun & Bradstreet Corporation and Subsidiaries
Consolidated Statements of Operations (unaudited)


                                                                                               Three Months Ended
                                                                                                    March 31,
                                                                                     ----------------------------------------
Dollar amounts in millions, except per share data                                                1997                   1996

------------------------------------------------------------------------------------------------------      -----------------

Operating Revenues                                                                            $ 459.0                $ 450.4

------------------------------------------------------------------------------------------------------      -----------------
Operating Costs                                                                                 137.8                  146.9
Selling and Administrative Expenses                                                             200.1                  210.7
Depreciation and Amortization                                                                    40.8                   39.1
Reorganization Costs                                                                              0.0                    1.4
------------------------------------------------------------------------------------------------------      -----------------

Operating Income                                                                                 80.3                   52.3
------------------------------------------------------------------------------------------------------      -----------------
Interest Expense                                                                                (21.2)                  (6.3)
Other Expense - Net                                                                              (1.3)                 (11.6)
------------------------------------------------------------------------------------------------------      -----------------

Non-Operating Expense - Net                                                                     (22.5)                 (17.9)
------------------------------------------------------------------------------------------------------      -----------------

Income from Continuing Operations before
      Provision for Income Taxes                                                                 57.8                   34.4
Provision for Income Taxes                                                                       19.8                   12.5
------------------------------------------------------------------------------------------------------      -----------------

Income from Continuing Operations                                                                38.0                   21.9
------------------------------------------------------------------------------------------------------      -----------------

Income from Discontinued Operations, Net of Income
      Taxes of $10.2 million for 1996                                                             0.0                   42.3
------------------------------------------------------------------------------------------------------      -----------------

Net Income                                                                                    $  38.0                $  64.2

======================================================================================================      =================

Earnings Per Share of Common Stock:
      Continuing Operations                                                                   $  0.22                $  0.13

      Discontinued Operations                                                                    0.00                   0.25
------------------------------------------------------------------------------------------------------      -----------------

Net Earnings Per Share of Common Stock                                                        $  0.22                $  0.38

======================================================================================================      =================

------------------------------------------------------------------------------------------------------      -----------------

Dividends Paid Per Share of Common Stock                                                      $  0.22                $  0.66

------------------------------------------------------------------------------------------------------      -----------------

------------------------------------------------------------------------------------------------------      -----------------

Weighted Average Number of Shares Outstanding                                                   171.2                  169.7
------------------------------------------------------------------------------------------------------      -----------------

The accompanying notes are an integral part of the consolidated financial statements.

                                       -3-






The Dun & Bradstreet Corporation and Subsidiaries
Consolidated Balance Sheets (unaudited)

                                                                                                 March 31,            December 31,
Dollar amounts in millions, except per share data                                                     1997                    1996
-----------------------------------------------------------------------------------------------------------   ---------------------

                                     Assets

Current Assets
Cash and Cash Equivalents                                                                           $152.5                  $127.9
Accounts Receivable---Net of Allowance of $41.2 in 1997 and $38.1 in 1996                            613.1                   600.7
Other Current Assets                                                                                 213.9                   188.8
                                                                                           ----------------   ---------------------
                    Total Current Assets                                                             979.5                   917.4
-----------------------------------------------------------------------------------------------------------   ---------------------

Non-Current Assets
Investments and Notes Receivable                                                                     256.8                   292.2
Property, Plant and Equipment                                                                        359.8                   373.1
Prepaid Pension Costs                                                                                170.2                   172.1
Computer Software                                                                                    149.0                   150.7
Goodwill                                                                                             202.5                   218.4
Other Non-Current Assets                                                                             166.5                   170.3
                                                                                           ----------------   ---------------------
                    Total Non-Current Assets                                                       1,304.8                 1,376.8
-----------------------------------------------------------------------------------------------------------   ---------------------
===========================================================================================================   =====================
Total Assets                                                                                      $2,284.3                $2,294.2
===========================================================================================================   =====================


                      Liabilities and Shareholders' Equity

Current Liabilities
Notes Payable                                                                                       $719.8                $1,120.7
Accrued and Other Current Liabilities                                                                534.4                   599.9
Unearned Subscription Income                                                                         437.0                   297.0
                                                                                           ----------------   ---------------------
                    Total Current Liabilities                                                      1,691.2                 2,017.6

Postretirement and Postemployment Benefits                                                           347.2                   354.1
Non-Current Notes Payable                                                                            300.0                     0.0
Other Non-Current Liabilities                                                                        373.0                   354.2

Shareholders' Equity
Preferred Stock, par value $1 per share, authorized---10,000,000 shares;
     outstanding---none
Common Stock, par value $1 per share, authorized---400,000,000 shares;
     issued---188,420,996 shares for 1997 and 1996                                                   188.4                   188.4
Capital Surplus                                                                                       43.4                    72.6
Retained Earnings                                                                                    481.0                   480.3
Treasury Stock, at cost, 16,990,015  and 17,612,776 shares
     for 1997 and 1996, respectively                                                               (979.1)               (1,019.7)
Cumulative Translation Adjustment                                                                  (160.8)                 (153.3)
-----------------------------------------------------------------------------------------------------------   ---------------------
Total Shareholders' Equity                                                                         (427.1)                 (431.7)
===========================================================================================================   =====================
Total Liabilities and Shareholders' Equity                                                        $2,284.3                $2,294.2
===========================================================================================================   =====================

The accompanying notes are an integral part of the consolidated financial statements.

                                       -4-


The Dun & Bradstreet Corporation and Subsidiaries
Consolidated Statements of Cash Flows (unaudited)

                                                                                                       Three Months Ended
                                                                                                           March 31,
                                                                                               -----------------------------------
Dollar amounts in millions                                                                                 1997              1996



----------------------------------------------------------------------------------------------------------------    --------------
Cash Flows from Operating Activities:
Net Income                                                                                                $38.0             $64.2
Less: Income from Discontinued Operations                                                                     -              42.3
----------------------------------------------------------------------------------------------------------------    --------------
  Income from Continuing Operations                                                                        38.0              21.9
Reconciliation of Net Income to Net Cash
  Provided by Operating Activities:
    Depreciation and Amortization                                                                          40.8              39.1
    Distributions Received in Excess of Equity Earnings                                                    40.7               0.6
    Restructuring Payments                                                                                    -             (19.3)
    Postemployment Benefit Payments                                                                        (9.9)            (12.0)
    Net Increase in Accounts Receivable                                                                   (25.0)            (59.3)
    Deferred Income Taxes                                                                                  (1.6)            (26.8)
    Accrued Income Taxes                                                                                   (8.4)             61.6
    Net Decrease in Other Working Capital Items                                                            76.9              70.4
     Other                                                                                                  8.4              (5.9)
----------------------------------------------------------------------------------------------------------------    --------------
Net Cash Provided by Operating Activities                                                                 159.9              70.3

----------------------------------------------------------------------------------------------------------------    --------------

Cash Flows from Investing Activities:
Proceeds from Marketable Securities                                                                         0.1               3.6
Capital Expenditures                                                                                      (10.7)            (22.1)
Additions to Computer Software and Other Intangibles                                                      (16.0)            (12.6)
Other                                                                                                      19.4              13.6

----------------------------------------------------------------------------------------------------------------    --------------
Net Cash Used In Investing Activities                                                                      (7.2)            (17.5)

----------------------------------------------------------------------------------------------------------------    --------------

Cash Flows from Financing Activities:
Payment of Dividends                                                                                      (37.7)           (112.0)
Payments for Purchase of Treasury Shares                                                                   (1.7)             (3.1)
Net Proceeds from Exercise of Stock Options                                                                13.1              24.8
Decrease in Short-term Borrowings                                                                         (99.2)              -
Other                                                                                                      (0.3)             (1.7)

----------------------------------------------------------------------------------------------------------------    --------------
Net Cash Used in Financing Activities                                                                    (125.8)            (92.0)
----------------------------------------------------------------------------------------------------------------    --------------
----------------------------------------------------------------------------------------------------------------    --------------
Effect of Exchange Rate Changes on Cash and Cash Equivalents                                               (2.3)             (1.2)

----------------------------------------------------------------------------------------------------------------    --------------
Increase (Decrease) in Cash and Cash Equivalents                                                           24.6             (40.4)
Net Cash Provided By Discontinued Operations                                                                 -               45.4
Cash and Cash Equivalents , Beginning of Year                                                             127.9             147.1

================================================================================================================    ==============
Cash and Cash Equivalents, End of Year                                                                   $152.5            $152.1
================================================================================================================    ==============

The accompanying notes are an integral part of the consolidated financial statements.


                                       -5-

THE DUN & BRADSTREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 - Interim Consolidated Financial Statements

These interim consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and should be read in conjunction with the consolidated financial statements and related notes of The Dun & Bradstreet Corporation's (the "Company") 1996 Annual Report on Form 10-K, as amended by Form 10-K/A. The consolidated results for interim periods are not necessarily indicative of results for the full year or any subsequent period. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of financial position, results of operations and cash flows at the dates and for the periods presented have been included. Certain prior-year amounts have been reclassified to conform with the 1997 presentation.


Note 2 - Reorganization and Discontinued Operations

On November 1, 1996, the Company reorganized into three publicly traded independent companies by spinning off through a tax-free distribution two new companies, (1) Cognizant Corporation ("Cognizant") and (2) ACNielsen Corporation ("ACNielsen") to shareholders. In conjunction with the reorganization, the Company also disposed of Dun & Bradstreet Software ("DBS") and NCH Promotional Services ("NCH").

Pursuant to Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," the prior year's consolidated financial statements of the Company have been reclassified to reflect the reorganization. Accordingly, the prior year's revenues, costs and expenses, assets and liabilities, and cash flows of Cognizant, ACNielsen, DBS and NCH have been excluded from the respective captions in the Consolidated Statements of Operations, Consolidated Balance Sheets and Consolidated Statements of Cash Flows. The net operating results of these entities have been reported, net of applicable income taxes, as "Income from Discontinued Operations" and the net cash flows of these entities have been reported as "Net Cash Provided by Discontinued Operations."

Summarized financial information for the Discontinued Operations was as follows (in millions):

                                                                 Three Months
                                                                    Ended
                                                                March 31, 1996

Operating Revenue                                                  $771.2
Income Before Provision for Income Taxes                            $52.5
Income from Discontinued Operations, net
  of Income Taxes                                                   $42.3

Note 3 - Investment Partnership

During 1993, the Company participated in the formation of a limited partnership to invest in various securities including those of the Company. Third-party investors held limited partner and special investors interests totaling $500.0 million. Funds raised by the partnership provided a source of financing for the Company's repurchase in 1993 of 8.3 million shares of its common stock. During the fourth quarter of 1996, the Company redeemed these partnership interests. This redemption was financed with short-term borrowings.

The partnership is presently engaged in the business of licensing database assets and computer software. One of the Company's subsidiaries serves as managing general partner and two subsidiaries hold limited partner interests. In April 1997, the partnership raised $300.0 million of minority interest financing from a third-party investor. The Company's subsidiaries contributed assets to the partnership and the third-party investor contributed cash ($300.0 million) in exchange for a limited partner interest. Funds raised by the partnership were loaned to the Company and used to repay existing short-term debt in April 1997. In accordance with Statement of Financial Accounting Standards No. 6, "Classification of Short-Term Obligations Expected to be Refinanced," $300.0 million of Notes Payable were reclassified as long-term at March 31, 1997. At June 30, 1997, the amount will be classified as minority interest.

For financial reporting purposes, the results of operations, the assets, liabilities and cash flows of the partnership described previously are included in the Company's consolidated financial statements.

Note 4 - Financial Instruments with Off-Balance-Sheet Risk

The Company is a party to financial instruments with off-balance-sheet risk, which are entered into in the normal course of business to reduce exposure to fluctuations in interest and foreign exchange rates. Interest rate swap agreements are entered into primarily as hedges against variable interest rate exposures. During the first quarter of 1997, the Company canceled interest rate swap agreements on $300.0 million of variable rate debt, at a cost of $2.9 million. The charge represents the cost to terminate these agreements.


Note 5- Litigation


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

In addition to the litigation referred to above, on July 29, 1996, Information Resources, Inc. ("IRI") filed a complaint in the United States District Court for the Southern District of New York, naming as defendants the Company, A.C. Nielsen Company (a subsidiary of ACNielsen) and IMS International, Inc.

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

On October 15, 1996, defendants moved for an order dismissing all claims in the complaint. On May 6, 1997, the United States District Court for the Southern District of New York issued a decision dismissing IRI's claim of attempted monopolization in the United States, with leave to replead within sixty days. The Court denied defendants' motion with respect to the remaining claims in the complaint.

IRI's complaint alleges damages in excess of $350 million, which amount IRI asked to be trebled under antitrust laws. IRI also seeks punitive damages in an unspecified amount.

In connection with the IRI action, Cognizant, ACNielsen and the Company entered into an Indemnity and Joint Defense Agreement (the "Indemnity and Joint Defense Agreement") pursuant to which they have agreed (i) to certain arrangements allocating potential liabilities ("IRI Liabilities") that may arise out of or in connection with the IRI Action and (ii) to conduct a joint defense of such action. In particular, the Indemnity and Joint Defense Agreement provides that ACNielsen will assume exclusive liability for IRI Liabilities up to a maximum amount to be calculated at such time such liabilities, if any, become payable (the "ACN Maximum Amount"), and that the Company and Cognizant will share liability equally for any amounts in excess of the ACN Maximum Amount. The ACN Maximum Amount will be determined by an investment banking firm as the maximum amount which ACNielsen is able to pay after giving effect to (i) any plan submitted by such investment bank which is designed to maximize the claims paying ability of ACNielsen without impairing the investment banking firm's ability to deliver a viability opinion (but which will not require any action requiring stockholder approval), and (ii) payment of related fees and expenses. For these purposes, financial viability means the ability of ACNielsen, after giving effect to such plan, the payment of related fees and expenses, and the payment of the ACN Maximum Amount, to pay its debts as they become due and to finance the current and anticipated operating and capital requirements of its business, as reconstituted by such plan, for two years from the date any such plan is expected to be implemented.


Management is unable to predict at this time the final outcome of the IRI Action or whether the resolution of this matter could materially affect the Company's results of operations, cash flows or financial position.



Note 6 - DonTech

The consolidated results of the Company include the results of DonTech, a partnership between Reuben H. Donnelley and Ameritech Advertising Services. For the quarters ended March 31, 1997 and 1996, DonTech's operating revenues were $10.9 million and $11.9 million, respectively, and net income was $0.3 million and $0.9 million, respectively.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview
On November 1, 1996, The Dun & Bradstreet Corporation (the "Company") reorganized into three publicly traded independent companies by spinning off through a tax-free distribution two new companies, (1) Cognizant Corporation ("Cognizant") and (2) ACNielsen Corporation ("ACNielsen") to shareholders. In conjunction with the reorganization, the Company also disposed of Dun & Bradstreet Software ("DBS") and NCH Promotional Services ("NCH"). The Company's continuing operations consist of Dun & Bradstreet, the operating company ("D&B"), Moody's Investors Service ("Moody's") and Reuben H. Donnelley ("RHD").

Pursuant to Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," the prior year's consolidated financial statements of the Company have been reclassified to reflect the reorganization. Accordingly, the prior year's revenues, costs and expenses, assets and liabilities, and cash flows of Cognizant, ACNielsen, DBS and NCH have been excluded from the respective captions in the Consolidated Statements of Operations, Consolidated Balance Sheets and Consolidated Statements of Cash Flows. The net operating results of these entities have been reported, net of applicable income taxes, as "Income from Discontinued Operations" and the net cash flows of these entities have been reported as "Net Cash Provided by Discontinued Operations."



Results of Operations

Consolidated Results
The Company's first quarter 1997 net income of $38.0 million was up $16.1 million or 74% from the prior year's first quarter results from continuing operations. Earnings per share of $.22 was up 69% from the prior year's earnings per share from continuing operations of $.13.

Operating revenues for the first quarter were up 2% to $459.0 million in 1997 from $450.4 million in 1996 from continuing operations. Excluding the results of American Credit Indemnity ("ACI") and the Propriety West Operations of R.H Donnelley ("P-West"), which were divested during 1996, revenues from continuing operations increased by 7%, driven by growth at Moody's and D&B U.S.

Operating income for the first quarter of 1997 of $80.3 million was 53% higher than 1996 first quarter operating income of $52.3 million. The increase reflects the modest revenue growth noted above and strong cost controls. Operating income in 1996 was impacted by significantly higher corporate expenses associated with the Company before the reorganization.

Non-operating expense-net was $22.5 million for the first quarter of 1997 compared with non-operating expense-net of $17.9 million for the first quarter of 1996. The increase was attributable to higher interest expense due to higher borrowings. Additionally, during the first quarter of 1997, the Company recognized a loss of $2.9 million as a result of canceling $300.0 million of swap agreements.

The effective tax rate was 34.3% for the first quarter of 1997 compared to 36.2% in 1996.

In the first quarter of 1996, the Company's consolidated results included net income from discontinued operations of $42.3 million or $.25 per share.


Segment Results
The Risk Management Services segment reported first-quarter revenue growth of 8% to $440.1 million from $408.7 million a year ago, excluding the results of ACI which was divested during 1996. D&B, the operating company, reported first-quarter revenue growth of 5% to $326.6 million from $310.5 million a year ago, excluding the first-quarter 1996 results of ACI. D&B U.S. posted a 7% increase in first-quarter revenue, a result of strong performance in Marketing Information Services over the same quarter last year. D&B Europe's revenue was up 4% in the first quarter over the previous year reflecting modest growth. D&B Asia Pacific, Latin America and Canada was down 6% from the previous year primarily as a result of reorganizing the operations in Latin America. Moody's Investors Service showed the fastest growth during the quarter, driven by double-digit growth in its corporate bond ratings business. First-quarter revenue was $113.5 million in 1997, an increase of 16% over the prior year.

The Directory Information Services segment reported first-quarter revenue of $19.0 million, a decrease of 11% from prior year, excluding the first-quarter 1996 results of P-West. The decline was primarily due to the timing of revenues from NYNEX and Central Florida directories. The low revenue level in the first quarter also reflects the seasonal nature of the directory business, in which the first quarter typically represents a small portion of the year's business.


Adoption of Statements of Financial Accounting Standards ("SFAS")

In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings per Share" ("SFAS No. 128"), which simplifies existing computational guidelines, revises disclosure requirements and increases the comparability of earnings per share data on an international basis. The Company is currently evaluating the new statement. However, the impact of adoption of SFAS No. 128 on the Company's financial statements is not expected to be significant. This statement is effective for financial statements for periods ending after December 15, 1997 and requires restatement of all prior-period per share data presented.


Liquidity and Financial Position

At March 31, 1997, cash and cash equivalents totaled $152.5 million, an increase of $24.6 million from $127.9 million held at December 31, 1996. In comparison, during the first quarter of 1996, cash and cash equivalents from continuing operations decreased by $40.4 million.

Operating activities generated net cash of $159.9 million during the first quarter of 1997 compared to $70.3 million in 1996. Timing of tax payments in 1997 as well as payments for restructuring and postemployment benefits in 1996 contributed to the increase in cash provided by operating activities during the first quarter of 1997 compared to 1996.

Net cash used in investing activities was $7.2 million for the first quarter of 1997 compared to $17.5 million in 1996. In 1997 the Company invested $26.7 million for capital expenditures and additions to computer software and other intangibles compared to $34.7 million in 1996.

Net cash used in financing activities was $125.8 million during the first quarter of 1997 compared to $92.0 million in 1996. Payments of dividends accounted for $37.7 million during the first quarter of 1997 compared to $112.0 million in 1996. During the first quarter of 1997, the Company reduced short-term borrowings by $99.2 million. Proceeds from the exercise of stock options was $13.1 million for the first quarter of 1997 compared to $24.8 million in 1996.

On April 1, 1997, the Company completed a $300.0 million minority interest financing. Funds raised by the minority interest financing were loaned to the Company and used to repay existing short-term debt in April 1997. In accordance with SFAS No. 6, the Company reclassified $300.0 million of short-term notes payable to long-term at March 31, 1997. Also in conjunction with the transaction, during the first quarter of 1997, the Company canceled $300.0 million of interest rate swap agreements at a cost of $2.9 million.

Dividends
On April 16, 1997, the Board of Directors approved a second quarter 1997 dividend of $.22 per share, payable June 10, 1997 to shareholders of record at the close of business May 20, 1997.

PART II.  OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.

(a)     Exhibits:

        (10) Supplemental Executive Benefit Plan, as amended January 15, 1997.

        (11)  Statement Re: Computation of Per Share Earnings

        (27)  Financial Data Schedule


(b)     Reports on Form 8-K:

There were no reports on Form 8-K filed during the quarter ended March 31, 1997.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                 THE DUN & BRADSTREET CORPORATION


Date: May 12, 1997           By: FRANK S. SOWINSKI
                                 ===============================================
                                 Frank S. Sowinski
                                 Senior Vice President - Chief Financial Officer



Date: May 12, 1997           By: CHESTER J. GEVEDA, JR.
                                 ===============================================
                                 Chester J. Geveda, Jr.
                                 Vice President and Controller