Form 10-K/A
DUN & BRADSTREET CORP
filed 1997-06-30
CIK 30419

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549



                              FORM 10-K/A
                            AMENDMENT NO. 2

(Mark One)
    X      Annual Report Pursuant to Section 13 or 15(d) of the Securities
             Exchange Act of 1934 [Fee Required]



         For the fiscal year ended December 31, 1996


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







One Diamond Hill Road, Murray Hill, New Jersey 07974

(Address of principal executive offices)
(Zip Code)





Registrant's telephone number, including area code: (908) 665-5000.

The undersigned registrant hereby amends its Annual Report on Form 10-K, for the year ended December 31, 1996 by amending the Index to Exhibits to add new exhibits 99a and 99b as described below and by filing such new exhibits:

Exhibit 99a - Form 11-K Annual Report for the fiscal year ended December 31, 1996 of the Profit Participation Plan of The Dun & Bradstreet Corporation.

Exhibit 99b - Form 11-K Annual Report for the fiscal year ended December 31, 1996 of the DonTech Profit Participation Plan.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.


				          THE DUN & BRADSTREET CORPORATION
						          		  (Registrant)


					       By:   __________________________________
						                       Frank S. Sowinski
						                     Senior Vice President
						                and Chief Financial Officer



Date: June 19, 1997

INDEX TO EXHIBITS


Regulation S-K
Exhibit Number
Exhibit to
this Report

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


(d)	Profit Participation Benefit Equalization Plan, as amended and restated
effective January 1, 1995............................................Exhibit E*

(e)	1982 Key Employees Stock Option Plan for Registrant and Subsidiaries, as
amended April 18, 1995..............................................Exhibit F*

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

Regulation S-K
Exhibit Number
                                                                Exhibit to
                                                               this Report




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


(o)	Corporate Management Incentive Plan, as amended April 18, 1995 incorporated herein by reference to Exhibit A to Registrant's Proxy Statement dated March 10, 1995, file number 1-7155).


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


(t)	Restricted Stock Plan for Non-Employee Directors, adopted July 20, 1994
(incorporated by reference to Exhibit E to Registrant's Proxy Statement dated March 10, 1995, file number 1-7155).


(u)	Executive Transition Plan, as amended on February 19, 1997.   Exhibit G*

(v)	Agreement of Limited Partnership of D&B Investors L.P., dated as of October
14, 1993 (incorporated herein by reference to Exhibit H to Registrant's Annual
Report on Form 10-K for the year ended December 31, 1993, file number 1-
7155, filed March 25, 1994).


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

Regulation S-K
Exhibit Number
                                                                  Exhibit to
                                                                 this Report

(11) Statement Re Computation of Per Share Earnings.
	Computation of Earnings Per Share of Common Stock on a Fully Diluted
Basis..............................................................Exhibit A*

(12) Statement Re Computation of Ratios.
	Not applicable.


(13) Annual Report to Security Holders.
	1996 Annual Report..................................................Exhibit D*

(18) Letter Re Change in Accounting Principles.
	Not applicable.


(19) Report Furnished to Security Holders.
	Not applicable


(21) Subsidiaries of the Registrant.
	List of Active Subsidiaries as of January 31, 1997.................Exhibit B*

(22) Published Report Regarding Matters Submitted to a Vote of Security Holders. Not applicable.


(23) Consents of Experts and Counsel.
	Consent of Independent Public Accountants..........................Exhibit C*

(24) Power of Attorney.
	Not applicable.


(27) Financial Data Schedules......................................Exhibit H*

(28) Information from Reports Furnished to State Insurance Regulatory
 Authorities.
	Not applicable.


 (99) Additional Exhibits
(a)	Form 11-K Annual Report for the fiscal year ended December 31, 1996 of the
Profit Participation Plan of The Dun & Bradstreet Corporation
(b)	Form 11-K Annual Report for the fiscal year ended December 31, 1996 of the
DonTech Profit Participation Plan


Exhibit 99(a)

Exhibit 99(b)














* Filed with Form 10-K on March 27, 1997; not included with this amendment

                                  Exhibit 99(a)

                      SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549


                                Form 11-K






[X]	ANNUAL REPORT PURSUANT TO SECTION 15(d) OF THE SECURITIES
   	EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended December 31, 1996


                   OR


[  ]	TRANSITION REPORT PURSUANT TO SECTION 15(d) OF THE
SECURITIES 	EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from _________________ to _________________

Commission file number 1-7155


A. Full title of the plan and the address of the plan, if different from that of the issuer named below:

      Profit Participation Plan of The Dun & Bradstreet Corporation.

B. Name of issuer of the securities held pursuant to the plan and the address of its principal executive office:

     The Dun & Bradstreet Corporation, One Diamond Hill Road, Murray Hill, NJ 07974.


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


						PROFIT PARTICIPATION PLAN OF
					      THE DUN & BRADSTREET CORPORATION
		    					      (Name of Plan)



				             	BY:  __________________________________
					          	            Chester J. Geveda, Jr.
					                      Vice President & Controller



Date:  June 19, 1997

                        CONSENT OF INDEPENDENT ACCOUNTANTS

We consent to the incorporation by reference in Post-Effective Amendment No. 4 to the registration statement of The Dun & Bradstreet Corporation on Form S-8 (File No. 33-27144) of our report dated June 19, 1997 on our audits of the financial statements of the Profit Participation Plan of The Dun & Bradstreet Corporation as of December 31, 1996 and 1995 and for the year ended December 31, 1996, which report is included in this annual report on Form 11-K.



                                  						Coopers & Lybrand LLP


New York, New York
June 19, 1997

                            PROFIT PARTICIPATION PLAN OF
                          THE DUN & BRADSTREET CORPORATION

                           INDEX TO FINANCIAL STATEMENTS


                                                 										Pages F-

Report of Independent Accountants						       	                     2
Statements of Net Assets Available for Plan Benefits as of
  December 31, 1996 and 1995							                               3-4
Statement of Changes in Net Assets Available for Plan Benefits
  for the year Ended December 31, 1996						                        5
Notes to Financial Statements						                              6-11

                               _________________

                       REPORT OF INDEPENDENT ACCOUNTANTS


To the Employee Benefits Committee of The Board of Directors of THE DUN & BRADSTREET CORPORATION:

     We have audited the accompanying statements of net assets available for plan benefits of the PROFIT PARTICIPATION PLAN of THE DUN & BRADSTREET CORPORATION (the "Plan") as of December 31, 1996 and 1995, and the related statement of changes in net assets available for plan benefits for the year ended December 31, 1996. These financial statements are the responsibility of the Plan's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the net assets available for benefits of the Plan as of December 31, 1996 and 1995, and the changes in net assets available for plan benefits for the year ended December 31, 1996 in conformity with generally accepted accounting principles.

     Our audits were performed for the purpose of forming an opinion on the basic financial statements taken as a whole. The fund information in the statements of net assets available for plan benefits as of December 31, 1996 and 1995 and the statement of changes in net assets available for plan benefits for the year ended December 31, 1996 is presented for purposes of additional analysis rather than to present the net assets available for plan benefits and changes in net assets available for plan benefits of each fund. The fund information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

                            							Coopers & Lybrand L.L.P.


New York, New York
June 19, 1997

                             PROFIT PARTICIPATION PLAN OF
                           THE DUN & BRADSTREET CORPORATION
    STATEMENT OF NET ASSETS AVAILABLE FOR PLAN BENEFITS, WITH FUND INFORMATION
                         For The Year Ended December 31, 1996
                              (Dollars in Thousands)

                                                  FUND INFORMATION
                                    Common Stock Fund

                                      Dun &   Dun &                Long     Mid &
                                   Bradstreet Bradstreet  Special  Term     Small  International
                             Equity    Legacy   Common     Fixed    Bond   Equity    Equity
                              Index    Stock    Stock      Income  Index    Index    Index      Loan
                     Total     Fund     Fund     Fund       Fund    Fund     Fund     Fund    Account

        ASSETS

Investments in
Group Trust,
at fair value      $828,250  $316,336  $119,129  $1,709   $326,867  $37,019       $0        $0   $27,190

Accrued interest
receivable on
participant Loans       102        53         0       0         41        7        1         0         0

Interfund receivable
 (payable)                0    (7,188)   (8,723)   2,561    18,140   (21,028)   9,151    7,087         0

Contributions receivable:
employer                340       113        (9)      93       115        20        5        3         0
participants          2,145       841         0      498       595       178       21       12         0

 Total assets       830,837   310,155   110,397    4,861   345,758    16,196    9,178    7,102    27,190

        LIABILITIES

Due to other companies
 (note 2)           (48,460)  (25,912)   (3,859)     (28)   (9,766)   (3,596)     (25)      (5)   (5,269)

Total liabilities   (48,460)  (25,912)   (3,859)     (28)   (9,766)   (3,596)     (25)      (5)   (5,269)


Net assets available for
plan benefits      $782,377  $284,243  $106,538   $4,833  $335,999   $12,600    $9,153   $7,097  $21,921

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
                       	 Total        Fund     Fund        Fund     Fund    Account
        ASSETS

Investment in Group Trust,
 at fair value           $935,046   $298,278 $141,942   $417,546  $49,234   $28,046

Accrued interest receivable on
 participant loans            141         51       30         51        9         0

Interfund receivable (payable)  0      1,290     (571)    (1,364)     645         0

Contributions receivable:
    employer                 2,206       820      423        800      163         0
    participants             1,924       819      391        547      167         0

         Total assets      939,317   301,258  142,215    417,580   50,218    28,046

Net assets available for
plan benefits             $939,317  $301,258 $142,215   $417,58 0 $50,218   $28,046


        The accompanying notes are an integral part of the financial statements.

                          PROFIT PARTICIPATION PLAN OF
                        THE DUN & BRADSTREET CORPORATION
   STATEMENT OF CHANGES IN NET ASSETS AVAILABLE FOR PLAN BENEFITS, WITH FUND INFORMATION
                     For The Year Ended December 31, 1996
                           (Dollars in Thousands)

                                                         FUND INFORMATION

                                                    Common Stock Fund

                                              Dun &     Dun &                      Mid &
                                          Bradstreet Bradstreet  Special   Long   Small    International
                                  Equity    Legacy     Common     Fixed    Term   Equity      Equity
                                  Index     Stock      Stock     Income    Bond    Index       Index       Loan
                        Total      Fund     Fund        Fund      Fund     Fund    Fund        Fund      Account
Allocated income
in Group Trust         $92,756   $72,543  $(7,897)     $(23)    $24,352   $1,999     $0          $0       $1,782

Accrued interest receivable
 on participant loans      102        53        0         0          41        7      1           0            0

Contributions received:
 employer               17,609     7,609    2,808       335       5,478    1,371      5           3            0
 participants           53,479    23,893    8,158     1,021      16,103    4,278     17           9            0

Participant loan
 repayments                114     5,076    2,513       191       4,333      835      4           3      (12,841)

Distributions
to participants       (134,173)  (45,663) (15,413)       (2)    (65,179)  (7,916)     0           0            0

Loans to
participants            (3,093)   (4,938)  (2,390)       (4)     (4,598)    (875)     0           0        9,712

Transfer from Interactive
   Data Corporation         261      103       76         0          62       20      0           0            0

Transfer of assets to
other companies        (183,995) (88,724) (15,341)      (27)    (60,551) (14,544)   (25)         (5)      (4,778)

Interfund transfers           0   13,033   (8,191)    3,342      (1,629) (22,793) 9,151       7,087            0

Net increase (decrease)
 for the year          (156,940) (17,015) (35,677)    4,833     (81,588) (37,618) 9,153       7,097       (6,125)

Net assets available for
plan benefits,as of
January 1, 1996         939,317  301,258  142,215         0     417,580   50,218      0           0       28,046

Net assets available for
plan benefits, as of
December 31,
 1996                  $782,377 $284,243 $106,538     $4,833   $335,992   $9,153  $7,097     $21,921

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

Contributions	Contributions by participating employees ("participants") are recorded in the period payroll deductions are made. Contributions by participating companies are based upon amounts required to be funded under the provisions of the Plan.

Distributions	Distributions are recorded when paid.

Liabilities of $17,079,604 and $14,782,281 for the years ended December 31, 1996 and 1995 respectively, relating to participants who have elected to withdraw from the Plan but have not yet been paid, have been reflected on the Forms 5500. The difference between distributions to participants reported in the statement of changes in net assets available for plan benefits and the Form 5500 for the year ended December 31, 1996 amounted to $2,297,323.

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

Risks and Uncertainties The Plan provides for various investment options in any combination of stocks, bonds, fixed income securities, mutual funds, and other investment securities. Certain investment securities are exposed to various risks, such as interest rate, market and credit. Due to the level of risk associated with certain investment securities and the level of uncertainty related to changes in the value of investment securities, it is at least reasonably possible that changes in risks in the near term would materially affect participants'account balances and the amounts reported in the statement of net assets available for plan benefits and the statement of changes in net assets available for plan benefits.

Note 2.  Plan Description

The following summary of major Plan provisions in effect for the Plan year is provided for general information purposes only. Participants should refer to the Plan document for more complete information.

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

Participants contribute to the basic Plan by authorizing payroll deductions equal to 2%, 3%, 4%, 5% or 6% of their creditable compensation as defined in the Plan. Participating companies make matching contributions equal to a minimum of 50% of aggregate member contributions. If the average increase in earnings per share ("EPS"), as defined in the Plan, of common stock of The Dun & Bradstreet Corporation for any Plan year and the immediately preceding Plan year is greater than 5%, participating companies contribute an additional percentage of the aggregate participant contributions. The percentage of additional Company matching contributions depends on the average increase in EPS and a participant's total years of service.

Participants also may make additional contributions (which are not eligible for company matching contributions) under an Investment Plan addendum to the basic Plan.

Participants are not permitted to invest more than 50% of their account balance or contributions in the Dun & Bradstreet Common Stock Fund, nor are they permitted to specify a dollar amount to be transferred into this fund. Participants are able to reallocate their entire account balances in multiples of 10% among the Plan's four investment funds, subject to the 50% maximum for the Dun & Bradstreet Common Stock Fund.

Participants' contributions under the basic Plan and additional contributions under the Investment Plan may be made in the form of contributions from after-tax earnings and/or contributions from before-tax earnings, which have the effect of reducing current taxable earnings for federal income tax purposes.
A participant's aggregate before-tax contributions may not exceed 16% of the participant's creditable compensation (up to 6% in before-tax contributions under the basic Plan and up to 10% in before tax contributions under the Investment Plan) subject to an overall limit on before-tax contributions imposed by the Internal Revenue Code. For 1996, the Internal Revenue Code limit on before-tax contribution was $9,500.

To comply with certain provisions of the Tax Reform Act of 1986 (the "Act"), the Plan limits maximum covered compensation as defined by the Secretary of the Treasury. The maximum covered compensation for purposes of determining participant and Company contributions under the Plan for 1996 was $150,000. Additionally, the Plan provides for graduated vesting in the value of company contributions to a participant's Plan account over a six year period beginning on the participant's initial employment date with the Company.

Upon termination of service with participating companies, participants become eligible for a lump sum distribution of the vested portion of their account balance. Retired and terminated participants who have an account balance in excess of $3,500 may elect various forms of deferred distribution.

                           PROFIT PARTICIPATION PLAN OF
                         THE DUN & BRADSTREET CORPORATION

                  NOTES TO FINANCIAL STATEMENTS - (Continued)


Note 2. Plan Description (Cont.)

Participants may obtain loans from the Plan, which are secured by the vested balance in their accounts. The Plan limits the total number and amount of loans outstanding at any time for each participant. Interest rates applicable to Plan loans are commensurate with prevailing rates of interest charged on similar commercial loans determined in the marketplace. The total number of participants with outstanding loans at December 31, 1996 was 4,648.

Amounts forfeited by nonvested or partially vested participants who terminated during the year ended December 31, 1996 totaled $1,148,256. Forfeited amounts reduce future Company contributions.

While the Company has not expressed any intent to discontinue its contributions or to terminate the Plan, it is free to do so at any time subject to the provisions of the Employee Retirement Income Security Act of 1974 and the Internal Revenue Code which state that, in such event, all participants of the Plan shall be fully vested in the amounts credited to their accounts.

On September 26, 1995, in connection with the sale of Interactive Data Corporation (IDC) $18,976,372 in assets of the IDC Profit Plan were transferred to The Pearson Savings Plan. In 1996, it was determined that the amount previously transferred was in excess of the IDC participant balances. The excess was transferred back into the plan during 1996. On October 2, 1995, associates of Financial Proformas, Inc., a wholly owned subsidiary of The Dun & Bradstreet Corporation, were admitted to participate in the Plan. On December 12, 1995, $920,101 in assets were transferred into the Plan from Financial Proformas, Inc.

On November 1, 1996, the Company reorganized into three publicly traded companies by spinning off two of its businesses to shareholders through a tax-free distribution ("the distribution"). The distribution resulted in the following three companies: The Dun & Bradstreet Corporation, ACNielsen Corporation and Cognizant Corporation. The participants of the plan at October 31, 1996 were given the option to transfer their profit participation plan (PPP) account balances into the trivested companies' PPPs, receive a lump sum payment, or keep their funds in the Plan.

In connection with the reorganization, assets relating to the participants who elected to transfer their account balance were distributed to Cognizant Corporation and ACNielsen Corporation. Amounts transferred in 1996 totaled $83,506,932 and $44,839,809, respectively. The remaining balances of $8,968,573 and $4,271,816 were transferred subsequent to year end. In addition, assets of $33,773,358 were transferred in 1997 relating to other companies sold as part of the reorganization.

During 1996, Plan assets of Dataquest, and other divested companies of $6,199,600 and $987,092 respectively, were transferred. An additional $1,447,820 was transferred after year end relating to the divested companies.

Note 3.  Investment Funds

Participants of the Plan can elect to have amounts credited to their Plan accounts invested in one or more of seven investment funds: an Equity Index Fund, a Dun & Bradstreet Legacy Stock Fund, a Dun & Bradstreet Common Stock Fund, a Special Fixed Income Fund, a Long-Term Bond Index Fund, a Mid & Small Equity Index Fund and an International Equity Index Fund.

                        PROFIT PARTICIPATION PLAN OF
                     THE DUN & BRADSTREET CORPORATION

              NOTES TO FINANCIAL STATEMENTS - (Continued)


Note 3.  Investment Funds (Cont.)

The Equity Index Fund is a fund invested in the common stock of companies included in the Standard & Poor's 500 Stock Index (S&P 500); the number of participants at December 31, 1996 was 9,618. The Dun & Bradstreet Legacy fund consists of shares of the company, ACNielsen and Cognizant common stock; the number of participants at December 31, 1996 was 7,224. The Dun & Bradstreet Common Stock Fund is a fund invested in the common stock of The Dun & Bradstreet Corporation; the number of participants at December 31, 1996 was 3,957. The Special Fixed Income Fund is a fund invested in group insurance contracts (GICs) with one or more insurance companies and/or financial institutions selected by The Dun & Bradstreet Corporation. The insurance companies and/or financial institutions contract to repay both principle and a specific rate of return, depending on market conditions when the contract is negotiated, and the length of the contract; the number of participants at December 31, 1996 was 9,437.
The Long Term Bond fund is a fund invested in fixed income securities, including, but not limited to, U.S. government and agency securities, mortgage backed securities issued by agencies of the U.S. government and investment-grade corporate securities; the number of participants at December 31, 1996 was 390. The Mid & Small Equity Index Fund is a fund invested in common stocks in the U.S. equity market that are not included in the S&P 500; the number of participants at December 31, 1996 was 346. The International Equity Index Fund is a fund invested in a portfolio of securities traded outside the U.S. Investment selections are based on the Europe, Australia and Far East Index; the number of participants at December 31, 1996 was 427.

Contributions received from participants and participating companies are temporarily invested in Bankers Trust Company Short-Term Investment Fund, pending investment into the funds. Investments of the Special Fixed Income Fund consist entirely of investment contracts with insurance companies which represents a concentration of credit risk. However, the Plan does not anticipate nonperformance by the insurance companies.

Note 4.  Tax Status

The Plan obtained a determination letter on July 7, 1995 in which the Internal Revenue Service stated that the Plan was in compliance with the requirements for a qualified trust under Section 401(a) of the Internal Revenue Code (the "Code") and is exempt from Federal income taxes under the provisions of Section 501(a) of the Code.

Note 5.  Investment in Group Trust

The investment reflected in the Statement of Net Assets Available for Plan Benefits represents the Plan's share of total assets in the Group Trust which is 95.8% and 96.5% at December 31, 1996 and 1995, respectively.

                        PROFIT PARTICIPATION PLAN OF
                     THE DUN & BRADSTREET CORPORATION

               NOTES TO FINANCIAL STATEMENTS - (Continued)


Note 5.  Investment in Group Trust (Cont.)

Assets at fair value in the Group Trust are summarized as follows (in thousands):

                                             							        December 31,
							                                             1996	          1995

BZW Barclays Equity Index Fund			                  $326,028*   	 $302,503*
The Dun & Bradstreet Corporation Common Stock		       1,625       146,717*
Ameritech Corporation Common Stock			                 2,274 	       2,155
Legacy Common Stock Fund				                        122,918*            0
Prudential Annuity Contract				                           0        31,681
New York Life Annuity Contract			    	               42,764        61,770*
John Hancock Annuity Contract				                    93,875*      123,691*
Principal Mutual  Annuity Contract			  	            118,514*      151,241*
MetLife Annuity Contract				    	                    87,211*       64,035*
BZW Barclays Long-Term Bond Index Fund	              37,865        49,680*
Loan Account						                                   28,139        28,797
Bankers Trust Short-Term Investment Fund			           1,407         4,398
	Total Investments		                             		$862,620      $966,668
Accrued interest and dividends				                    1,530         2,378
	Total assets in Group Trust		                    	$864,150      $969,046

* These investments represented 5% or more of the total Plan assets.

The Group Trust's investments had the following income during 1996 (in thousands):

Net Appreciation

Investments, at fair value as
     determined by quoted market prices:

BZW Barclays Equity Index Fund					                     	 $  65,877
The Dun & Bradstreet Corporation/Ameritech Common Stock/
   Legacy Common Stock				 		                               (12,385)
BZW Barclays Long-Term Bond Index Fund			                    (1,532)
	Total net appreciation					                             $   51,960

Investment Income

Interest								                                           $ 38,556
Dividends							                                              4,285
	Total Investment Income					                                42,841

Group Trust Income					   	                                $ 94,801

                      PROFIT PARTICIPATION PLAN OF
                     THE DUN & BRADSTREET CORPORATION

                NOTES TO FINANCIAL STATEMENTS - (Continued)


Note 5.  Investment in Group Trust (Cont.)

The Plan's allocated income in the Group Trust represents its participating share throughout the year ended December 31, 1996.

Investments in securities are included at fair value. The fair value of investments is determined utilizing the applicable December 31 closing sales prices as quoted in published financial sources.

Investments in the Bankers Trust Company Short-Term Investment Fund, the BZW Barclays Equity Index Fund and the BZW Barclays Long-Term Bond Index Fund are valued at the applicable December 31 redemption prices reported by the managers of the Funds.

Investments under The New York Life Insurance Company, John Hancock Mutual Life Insurance Company, Metropolitan Life Insurance Company and the Principal Mutual Life Insurance Company investment contracts do not participate directly in market appreciation or depreciation. Such investments are stated at contract value which approximates fair value and which represents the aggregate amount of accumulated contributions into the account and interest earned thereon, less accumulated distributions and administrative expenses.

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

For the fiscal year ended December 31, 1996


                      OR


[  ]	TRANSITION REPORT PURSUANT TO SECTION 15(d) OF THE
SECURITIES 	EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from _______________ to _______________


Commission file number 1-7155 (The Dun & Bradstreet Corporation)
			  1-8612 (Ameritech Corporation)


A. Full title of the plan and the address of the plan, if different from that of the issuer named below:

      DonTech Profit Participation Plan, 205 N. Michigan Avenue, Chicago, Illinois 60601

B. Name of issuer of the securities held pursuant to the plan and the address of its principal executive office:

     The Dun & Bradstreet Corporation, One Diamond Hill Road, Murray Hill, NJ 07974; and
     Ameritech Corporation, 30 South Wacker Drive, Chicago, Illinois 60606



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



 					                 DonTech Profit Participation Plan
	               	    					      (Name of Plan)



              						BY:  _________________________
					      		                   Reid Simpson
					                         Vice President - Finance &
                							  Chief Financial Officer


Date:  June 19, 1997

                          CONSENT OF INDEPENDENT ACCOUNTANTS

We consent to the incorporation by reference in (i) the registration statement of Ameritech Corporation on Form S-8 (File No. 33-49036), and (ii) the registration statement of The Dun & Bradstreet Corporation on Form S-8 (File No. 33-49060), of our report dated June 19, 1997 on our audits of the financial statements of the DonTech Profit Participation Plan as of December 31, 1996 and 1995 and for the year ended December 31, 1996, which report is included in this annual report on Form 11-K.


							Coopers  & Lybrand L.L.P



New York, New York
June 19, 1997

                         DONTECH PROFIT PARTICIPATION PLAN

                           INDEX TO FINANCIAL STATEMENTS


                                               										Pages F-

Report of Independent Accountants			   			                       2
Statements of Net Assets Available for Plan Benefits as of
  December 31, 1996 and 1995				                       			     3-4
Statement of Changes in Net Assets Available for Plan Benefits
  for the year Ended December 31, 1996						                     5
Notes to Financial Statements						                           6-10

                                 _________________

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Employee Benefits Committee of The Board of Directors of AM-DON GENERAL
PARTNERSHIP:

     We have audited the accompanying statements of net assets available for plan benefits of the DONTECH PROFIT PARTICIPATION PLAN (the "Plan") as of December 31, 1996 and 1995, and the related statement of changes in net assets available for plan benefits for the year ended December 31, 1996. These financial statements are the responsibility of the Plan's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the net assets available for benefits of the Plan as of December 31, 1996 and 1995, and the changes in net assets available for plan benefits for the year ended December 31, 1996 in conformity with generally accepted accounting principles.

     Our audits were performed for the purpose of forming an opinion on the basic financial statements taken as a whole. The fund information in the statements of net assets available for plan benefits as of December 31, 1996 and 1995 and the statement of changes in net assets available for plan benefits for the year ended December 31, 1996 is presented for purposes of additional analysis rather than to present the net assets available for plan benefits and changes in net assets available for plan benefits of each fund. The fund information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.


							Coopers & Lybrand L.L.P

New York, New York
June 19, 1997

                       DONTECH PROFIT PARTICIPATION PLAN
         STATEMENT OF NET ASSETS AVAILABLE FOR PLAN BENEFITS, WITH FUND INFORMATION
                  For The Year Ended December 31, 1996
                       (Dollars in Thousands)


                                                                      FUND INFORMATION
                                                                 Common Stock Funds


                                                       Dun &       Dun &                      Long   Mid &
                                                     Bradstreet Bradstreet  Ameritech Special Term   Small  Internatioanl
                                              Equity   Legacy    Common     Common    Fixed    Bond  Equity  Equity
                                              Index    Stock     Stock      Stock     Income  Index  Index   Index      Loan
                                  Total       Fund     Fund      Fund       Fund      Fund     Fund   Fund    Fund     Account

 ASSETS

Investments in Group Trust,
 at fair value                  $ 35,900     $10,216   $3,968    $141     $2,319       $17,400  $907   $0     $0       $949
Accrued interest receivable
 on participant loans                  5           2        1       0          1             1     0    0      0          0

Interfund receivable (payable)         0           0     (107)     32        (54)          179  (541) 293    198          0

Contributions receivable:
  employer                           129          49        0      21         18            34     5    1      1          0
  participants                       168          70        2      43         12            38     2    1      0          0

       Total assets               36,202      10,337    3,864     237      2,296        17,652   373  295    199        949

Net assets available for
 plan benefits                   $36,202     $10,337   $3,864    $237     $2,296       $17,652  $373 $295   $199       $949


        The accompanying notes are an integral part of the financial statements.

                  DONTECH PROFIT PARTICIPATION PLAN
    STATEMENT OF NET ASSETS AVAILABLE FOR PLAN BENEFITS, WITH FUND INFORMATION
                       December 31, 1995
                     (Dollars in Thousands)

                                                                  FUND INFORMATION

                                                       Company Stock Fund    Special   Long-Term
                                               Equity                        Fixed     Bond
                                               Index   Dun &                 Income    Index       Loan
                                       Total   Fund    Bradstreet Ameritech  Fund      Fund      Account
        ASSETS

     Investment in Group Trust,
     at fair value                    $34,000  $7,476  $5,166  $2,189 $17,251  $1,168    $750

     Accrued interest receivable
     on participant loans                   4       1       1       1       1       0       0

     Interfund receivable (payable)         0     (27)      3       3      13       8       0

     Contributions receivable:
             employer                     331     100      54      55     108      14       0
             participants                 186      37      19      26      98       6       0

          Total assets                 34,521   7,587   5,243   2,274  17,471   1,196     750

     Net assets available
        for  plan benefits            $34,521  $7,587  $5,243  $2,274 $17,471  $1,196    $750


        The accompanying notes are an integral part of the financial statements.






















                        DONTECH PROFIT PARTICIPATION PLAN
 STATEMENT OF CHANGES IN NET ASSETS AVAILABLE FOR PLAN BENEFITS, WITH FUND INFORMATION
                    For The Year Ended December 31, 1996
                           (Dollars in Thousands)

                                                                  FUND INFORMATION

                                                                    Common Stock Fund

                                                  Dun &      Dun &
                                                 Bradstreet Bradstreet Ameritech  Special  Long Term Mid & Small   International
                                          Equity  Legacy    Common       Common   Fixed    Bond       Equity       Equity
                                           Index   Stock     Stock         Stock   Income  Index       Index       Index   Loan
                                 Total     Fund    Fund      Fund          Fund    Fund    Fund        Fund         Fund   Account

Allocated income in
 Group Trust                    $2,045   $1,033    $(269)    $(1)         $115     $1,079   $37          $0          $0      $51
Accrued interest receivable
on participant loans                 5        2        1       0             1          1     0           0           0       0

Contributions received:
     employer                       819     301      102      27     130     222      35       1       1       0
     participants                 2,160     924      266      53     335     499      82       1       0       0

Participant loan repayments           4     114       48       8      56     109      14       0       0    (345)

Distributions to participants    (3,244)   (746)    (473)      0    (238) (1,673)   (114)      0       0       0

Loans to participants              (108)   (203)    (111)      0     (84)   (186)    (17)      0       0     493

Interfund transfers                   0   1,325     (943)    150    (293)    130    (860)    293     198       0

Net increase (decrease)
 for the year                     1,681   2,750   (1,379)    237      22     181    (823)    295     199     199

Net assets available for plan benefits,
  as of January 1, 1996          34,521   7,587    5,243       0   2,274  17,471   1,196       0       0     750

Net assets available for plan benefits,
  as of December 31, 1996       $36,202 $10,377   $3,864    $237  $2,296 $17,652    $373    $295    $199    $949


        The accompanying notes are an integral part of the financial statements.

                     DONTECH PROFIT PARTICIPATION PLAN

                       NOTES TO FINANCIAL STATEMENTS


Note 1.  Summary of Significant Accounting Policies

Master Trust 	AM-DON, a general partnership between The Reuben H. Donnelley
Corporation and Ameritech Publishing of Illinois, Inc. doing business under the name DonTech ("DonTech"), has adopted the DonTech Profit Participation Plan (the "Plan") for the benefit of its eligible associates. The assets of the DonTech Profit Participation Plan (the "Plan") are commingled for investment purposes with the assets of The Profit Participation Plan of The Dun & Bradstreet Corporation in the Dun & Bradstreet Defined Contribution Plan Group Trust (the "Group Trust"), a master trust established between The Dun & Bradstreet Corporation and Bankers Trust Company (the "Trustee"). The Plan's investment in the Group Trust is based on its relative interest in the fair value of the assets held in the Group Trust. Investment income, gains and losses on sales of investments and net appreciation/depreciation in the fair value of investments are allocated to the Plan based upon its relative investment balances at fair value during the valuation period.

Contributions	Contributions by participating employees ("participants") are recorded in the period payroll deductions are made. Contributions by DonTech are based upon amounts required to be funded under the provisions of the Plan.

Distributions	Distributions are recorded when paid.

Liabilities of $478,700 and $314,269 for the years ended December 31, 1996 and 1995, respectively, relating to participants who have elected to withdraw from the Plan but have not yet been paid, have been reflected on the Forms 5500. The difference between distributions to participants reported in the statement of changes in net assets available for plan benefits and the Form 5500 for the year ended December 31, 1996 amounted to $164,431.

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

Note 2.  Plan Description

The following summary of major Plan provisions in effect for the Plan year is provided for general information purposes only. Participants should refer to the Plan document for more complete information.

                      DONTECH PROFIT PARTICIPATION PLAN

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

Participants contribute to the basic Plan by authorizing payroll deductions equal to 2%, 3%, 4%, 5% or 6% of their creditable compensation as defined in the Plan. Participating companies make matching contributions equal to a minimum of 50% of aggregate participant contributions. If the average increase in DonTech's net income, as defined in the Plan, for any Plan year and the immediately preceding Plan year is greater than 5%, DonTech contributes an additional percentage of the aggregate member contributions.

Participants also may make additional contributions (which are not eligible for company matching contributions) under an Investment Plan addendum to the basic Plan.

Participants are not permitted to invest more than 50% of their account balance or contributions in the Dun & Bradstreet Common Stock Fund and Ameritech Common Stock Fund ("the Company Stock Fund"). Contributions, transfers, reallocations of actual balances into the Company Stock Fund will be invested 50% in Ameritech Common Stock and 50% in Dun & Bradstreet Common Stock. Participants are able to reallocate their entire account balances in multiples of 10% among the Plan's four investment funds, subject to the 50% maximum for the Company Stock Fund.

Participants' contributions under the basic Plan and additional contributions under the Investment Plan may be made in the form of contributions from after-tax earnings and/or contributions from before-tax earnings, which have the effect of reducing current taxable earnings for federal income tax purposes. A participant's aggregate before-tax contributions may not exceed 16% of the member's creditable compensation (up to 6% in before-tax contributions under the basic Plan and up to 10% in before-tax contributions under the Investment Plan) subject to an overall limit on before-tax contributions imposed by the Internal Revenue Code. For 1996, the Internal Revenue Code limit on before-tax contribution was $9,500.

To comply with certain provisions of the Tax Reform Act of 1986 (the "Act"), the Plan limits maximum covered compensation as defined by the Secretary of the Treasury. The maximum covered compensation for purposes of determining participant and Company contributions under the Plan for 1996 was $150,000. Additionally, the Plan provides for graduated vesting in the value of company contributions to a participant's Plan account over a six year period beginning on the member's initial employment date with the Company.

Upon termination of service with DonTech, participants become eligible for a lump sum distribution of the vested portion of their account balance. Retired and terminated participants who have an account balance in excess of $3,500 may elect various forms of deferred distribution.

Participants may obtain loans from the Plan, which are secured by the vested balance in their accounts. The Plan limits the total number and amount of loans outstanding at any time for each participant. Interest rates applicable to Plan loans are commensurate with prevailing rates of interest charged on similar commercial loans determined in the marketplace. The total number of participants with outstanding loans at December 31, 1996 was 197.

                         DONTECH PROFIT PARTICIPATION PLAN

Note 2.  Plan Description (Cont.)

Amounts forfeited by nonvested or partially vested participants who terminated during the year ended December 31, 1996 totaled $8,795. Forfeited amounts reduce future DonTech contributions.

While DonTech has not expressed any intent to discontinue its contributions or to terminate the Plan, it is free to do so at any time subject to the provisions of the Employee Retirement Income Security Act of 1974 and the Internal Revenue Code which state that, in such event, all participants of the Plan shall be fully vested in the amounts credited to their accounts.

Note 3.  Investment Funds

Participants of the Plan can elect to have amounts credited to their Plan accounts invested in one or more of eight investment funds: an Equity Index Fund, a Dun & Bradstreet Legacy Stock Fund, a Dun & Bradstreet Common Stock Fund, an Ameritech Common Stock Fund, a Special Fixed Income Fund, a Long-Term Bond Index Fund, a Mid & Small Equity Index Fund and an International Equity Index Fund.

The Equity Index Fund is a fund invested in the common stock of companies included in the Standard & Poor's 500 Stock Index (S&P 500); the number of participants at December 31, 1996 was 452. The Dun & Bradstreet Legacy fund consists of shares of the company, ACNielsen and Cognizant common stock; the number of participants at December 31, 1996 was 430. The Dun & Bradstreet Common Stock Fund is a fund invested in the common stock of The Dun & Bradstreet
Corporation; the number of participants at December 31, 1996 was 322.   The
Ameritech Common Stock Fund is a fund invested in the common stock of Ameritech Corporation; the number of participants at December 31, 1996 was 438. The Special Fixed Income Fund is a fund invested in group insurance contracts (GICs) with one or more insurance companies and/or financial institutions selected by The Dun & Bradstreet Corporation. The insurance companies and/or financial institutions contract to repay both principle and a specific rate of return, depending on market conditions when the contract is negotiated, and the length of the contract; the number of participants at December 31, 1996 was 467. The Long Term Bond fund is a fund invested in fixed income securities, including, but not limited to, U.S. government and agency securities, mortgage backed securities issued by agencies of the U.S. government and investment-grade corporate securities; the number of participants at December 31, 1996 was 7. The Mid & Small Equity Index Fund is a fund invested in common stocks in the U.S. equity market that are not included in the S&P 500; the number of participants
at December 31, 1996 was 6.    The International Equity Index Fund is a fund
invested in a portfolio of securities traded outside the U.S. Investment selections are based on the Europe, Australia and Far East Index; the number of participants at December 31, 1996 was 9.

Contributions received from participants and from DonTech are temporarily invested in Bankers Trust Company Short-Term Investment Fund, pending investment into the funds. Investments of the Special Fixed Income Fund consist entirely of investment contracts with insurance companies which represents a concentration of credit risk. However, the Plan does not anticipate nonperformance by the insurance companies.

                         DONTECH PROFIT PARTICIPATION PLAN

Note 4.  Tax Status

The Plan obtained a determination letter on January 31, 1996 in which the Internal Revenue Service stated that the Plan was in compliance with the requirements for a qualified trust under Section 401(a) of the Internal Revenue Code (the "Code").

Note 5.  Investment  in Group Trust

The investment reflected in the Statement of Net Assets Available for Plan Benefits represents the Plan's share of total assets in the Group Trust which is 4.2% and 3.5% at December 31, 1996, respectively and 1995. Assets at fair value in the Group Trust are summarized as follows (in thousands):

                                        							      December 31,
					                                            		1996         	1995

BZW Barclays Equity Index Fund			                 $326,028*	  $302,503*
The Dun & Bradstreet Corporation Common Stock	       1,625     146,717*
Ameritech Corporation Common Stock		                 2,274       2,155
Legacy Common Stock				                            122,918*	     	   0
Prudential Annuity Contract			                           0	     31,681
New York Life Annuity Contract			                   42,764      61,770*
John Hancock Annuity Contract			                    93,875*    123,691*
Principal Mutual  Annuity Contract			              118,514*	   151,241*
MetLife Annuity Contract				                        87,211*	    64,035*
BZW Barclays Long-Term Bond Index Fund	             37,865      49,680*
Loan Account					                                   28,139	     28,797
Bankers Trust Short-Term Investment Fund		           1,407       4,398
	Total Investments			                             $862,620	   $966,668
Accrued interest and dividends			                    1,530	      2,378
	Total assets in Group Trust	    	                $864,150	   $969,046

* These investments represented 5% or more of total Plan assets.

The Group Trust's investments had the following income during 1996 (in thousands):

Net Appreciation

Investments, at fair value as
     determined by quoted market prices:

BZW Barclays Equity Index Fund					                       	    $  65,877
The Dun & Bradstreet Corporation/Ameritech Common Stock/
     Legacy Common Stock Fund						                              (12,385)
BZW Barclays Long-Term Bond Index Fund			               	         (1,532)
	Total net appreciation						                                  $  51,960

                            DONTECH PROFIT PARTICIPATION PLAN

Note 5.  Investments (Cont.)

Investment Income

Interest									                                      $  38,556
Dividends								                                          4,285
	Total Investment Income						                            42,841
Group Trust Income							                              $  94,801


The Plan's allocated income in the Group Trust represents its participating share throughout the year ended December 31, 1996.

Investments in securities are included at fair value. The fair value of investments is determined utilizing the applicable December 31 closing sales prices as quoted in published financial sources.

Investments in the Bankers Trust Company Short-Term Investment Fund, the BZW Barclays Equity Index Fund and the BZW Barclays Long-Term Bond Index Fund are valued at the applicable December 31 redemption prices reported by the managers of the Funds.

Investments under The New York Life Insurance Company, John Hancock Mutual Life Insurance Company, Metropolitan Life Insurance Company and the Principal Mutual Life Insurance Company investment contracts do not participate directly in market appreciation or depreciation. Such investments are stated at contract value which approximates fair value and which represents the aggregate amount of accumulated contributions into the account and interest earned thereon, less accumulated distributions.

Dividend income is recorded on the ex-dividend date. Interest earned on investments is recorded on the accrual basis. Purchases and sales of securities are recorded on the trade date.

The net appreciation in the fair value of the Group Trust's investments consists of realized gains and losses and the unrealized appreciation on those investments for the year.

Note 6.  Plan Expenses

Transaction and investment manager fees relating to investments in the Ameritech/Dun & Bradstreet Common Stock Fund, Equity Index Fund, and Long-Term Bond Index Fund are charged against Plan assets. Trustee fees and other expenses of administering the Plan are borne by DonTech.