Form 10-Q
period 1997-06-30
DUN & BRADSTREET CORP
filed 1997-08-14
CIK 30419

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549


                                    FORM 10-Q

(Mark one)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

                  For the quarterly period ended June 30, 1997

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

                       For the transition period from to
      -------------------------------        -----------------------------

                          Commission file number 1-7155


                        THE DUN & BRADSTREET CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                      13-2740040
--------------------------------------     -------------------------------------
     (State of Incorporation)              (I.R.S. Employer Identification No.)

One Diamond Hill Road, Murray Hill, NJ                    07974
----------------------------------------   -------------------------------------
----------------------------------------   -------------------------------------
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
                                                        Shares Outstanding
                     Title of Class                      at July 31, 1997
                     Common Stock,                        170,479,479
                 par value $1 per share

                        THE DUN & BRADSTREET CORPORATION

                               INDEX TO FORM 10-Q



PART I. FINANCIAL INFORMATION                                              PAGE

Item 1. Financial Statements

Consolidated Statements of Operations (Unaudited)
      Three Months Ended June 30, 1997 and 1996                             3
      Six Months Ended June 30, 1997 and 1996                               4

Consolidated Balance Sheets (Unaudited)
      June 30, 1997 and December 31, 1996                                   5

Consolidated Statements of Cash Flows (Unaudited)
      Six Months Ended June 30, 1997 and 1996                               6

Notes to Consolidated Financial Statements (Unaudited)                    7-10

Item 2. Management's Discussion and Analysis of Financial
            Condition and Results of Operations                          11-14



PART II.  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders               15

Item 6. Exhibits and Reports on Form 8-K                                   16

SIGNATURES                                                                 17




The Dun & Bradstreet Corporation and Subsidiaries
Consolidated Statements of Operations (unaudited)

                                                                                                Three Months Ended
                                                                                                     June 30
                                                                                       ------------------------------------
Dollar amounts in millions, except per share data                                               1997                 1996

---------------------------------------------------------------------------------------------------------------------------

Operating Revenues                                                                           $  498.3         $      505.1
---------------------------------------------------------------------------------------------------------------------------
Operating Costs                                                                                 132.9                220.1

Selling and Administrative Expenses                                                             232.8                250.4

Depreciation and Amortization                                                                    39.5                 41.2

Reorganization Costs                                                                                -                  7.6
---------------------------------------------------------------------------------------------------------------------------

Operating Income (Loss)                                                                          93.1                (14.2)
---------------------------------------------------------------------------------------------------------------------------
Interest Expense                                                                                (11.1)                (6.2)

Other Expense - Net                                                                              (5.5)               (11.2)
---------------------------------------------------------------------------------------------------------------------------

Non-Operating Expense - Net                                                                     (16.6)               (17.4)
---------------------------------------------------------------------------------------------------------------------------
Income (Loss) from Continuing Operations before
      Provision for Income Taxes                                                                 76.5                (31.6)

Provision for Income Taxes                                                                       26.3                 12.3

---------------------------------------------------------------------------------------------------------------------------

Income (Loss) from Continuing Operations                                                         50.2                (43.9)

---------------------------------------------------------------------------------------------------------------------------

Income from Discontinued Operations, Net of Income
      Tax Benefit of $12.9 million for 1996                                                        -                   0.3

---------------------------------------------------------------------------------------------------------------------------

Net Income (Loss)                                                                            $    50.2        $      (43.6)

---------------------------------------------------------------------------------------------------------------------------

Earnings (Loss) Per Share of Common Stock:
      Continuing Operations                                                                  $    0.29        $      (0.26)

      Discontinued Operations                                                                     0.00                  -

---------------------------------------------------------------------------------------------------------------------------

Net Earnings (Loss) Per Share of Common Stock                                                $    0.29        $      (0.26)
---------------------------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------------------------

Dividends Paid Per Share of Common Stock                                                     $    0.22        $       0.66
---------------------------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------------------------

Weighted Average Number of Shares Outstanding                                                    171.0               170.0
---------------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of the consolidated financial statements.





The Dun & Bradstreet Corporation and Subsidiaries
Consolidated Statements of Operations (unaudited)

                                                                                                 Six Months Ended
                                                                                                     June 30,
                                                                                     ------------------------------------
Dollar amounts in millions, except per share data                                               1997                 1996

------------------------------------------------------------------------------------------------------------------------------------
Operating Revenues                                                                           $  957.3         $      955.5
------------------------------------------------------------------------------------------------------------------------------------
Operating Costs                                                                                 270.7                367.0

Selling and Administrative Expenses                                                             432.9                461.1

Depreciation and Amortization                                                                    80.3                 80.3

Reorganization Costs                                                                              -                    9.0
------------------------------------------------------------------------------------------------------------------------------------

Operating Income                                                                                173.4                 38.1
------------------------------------------------------------------------------------------------------------------------------------
Interest Expense                                                                                (32.3)               (12.5)

Other Expense - Net                                                                              (6.8)               (22.8)
------------------------------------------------------------------------------------------------------------------------------------

Non-Operating Expense - Net                                                                     (39.1)               (35.3)
------------------------------------------------------------------------------------------------------------------------------------

Income from Continuing Operations before
      Provision for Income Taxes                                                                134.3                  2.8
Provision for Income Taxes                                                                       46.1                 24.8
------------------------------------------------------------------------------------------------------------------------------------

     Income     (Loss)     from     Continuing     Operations                                    88.2                (22.0)
------------------------------------------------------------------------------------------------------------------------------------

Income from Discontinued Operations, Net of Income
      Tax Benefit of $2.7 million for 1996                                                        -                   42.6
------------------------------------------------------------------------------------------------------------------------------------

Net Income                                                                                   $   88.2         $       20.6
------------------------------------------------------------------------------------------------------------------------------------

Earnings (Loss) Per Share of Common Stock:
      Continuing Operations                                                                  $    0.52        $       (0.13)
      Discontinued Operations                                                                      -                   0.25

------------------------------------------------------------------------------------------------------------------------------------

Net Earnings Per Share of Common Stock                                                       $    0.52        $        0.12
------------------------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------------------

Dividends Paid Per Share of Common Stock                                                     $    0.44        $        1.32

------------------------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------------------

Weighted Average Number of Shares Outstanding                                                    171.1                169.8
------------------------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of the consolidated financial statements.






The Dun & Bradstreet Corporation and Subsidiaries
Consolidated Balance Sheets (unaudited)

                                                                                              June 30,            December 31,
Dollar amounts in millions, except per share data                                              1997                    1996
-----------------------------------------------------------------------------------------------------------   ---------------------

Assets

Current Assets
Cash and Cash Equivalents                                                                    $134.6                    $127.9
Accounts Receivable---Net of Allowance of $42.2 in 1997 and $38.1 in 1996                     518.1                     600.7
Other Current Assets                                                                          217.5                     188.8
                                                                                           ----------------   ---------------------
                    Total Current Assets                                                      870.2                     917.4
-----------------------------------------------------------------------------------------------------------   ---------------------


Non-Current Assets
Investments and Notes Receivable                                                              234.5                     292.2
Property, Plant and Equipment                                                                 354.9                     373.1
Prepaid Pension Costs                                                                         175.9                     172.1
Computer Software                                                                             154.2                     150.7
Goodwill                                                                                      200.9                     218.4
Other Non-Current Assets                                                                      233.2                     170.3
                                                                                           ----------------   ---------------------
                    Total Non-Current Assets                                                1,353.6                   1,376.8
-----------------------------------------------------------------------------------------------------------   ---------------------

                                                                                           ----------------   ---------------------
-----------------------------------------------------------------------------------------------------------   ---------------------
Total Assets                                                                               $2,223.8                  $2,294.2
-----------------------------------------------------------------------------------------------------------   ---------------------


-----------------------------------------------------------------------------------------------------------   ---------------------
Liabilities and Shareholders' Equity

Current Liabilities
Notes Payable                                                                                $701.5                  $1,120.7
Accrued and Other Current Liabilities                                                         499.5                     599.9
Unearned Subscription Income                                                                  391.8                     297.0
                                                                                           ----------------   ---------------------
                    Total Current Liabilities                                               1,592.8                   2,017.6

Postretirement and Postemployment Benefits                                                    341.1                     354.1
Other Non-Current Liabilities                                                                 431.7                     354.2
Minority Interest                                                                             301.6                       -

Shareholders' Equity
Preferred Stock, par value $1 per share, authorized---10,000,000 shares;
     outstanding---none
Common Stock, par value $1 per share, authorized---400,000,000 shares;
     issued---188,420,996 shares for 1997 and 1996                                            188.4                     188.4
Capital Surplus                                                                                70.0                      72.6
Retained Earnings                                                                             456.2                     480.3
Treasury Stock, at cost, 17,835,017  and 17,612,776 shares
     for 1997 and 1996, respectively                                                         (991.6)                 (1,019.7)
Cumulative Translation Adjustment                                                            (166.4)                   (153.3)
-----------------------------------------------------------------------------------------------------------   ---------------------
Total Shareholders' Equity                                                                   (443.4)                   (431.7)

-----------------------------------------------------------------------------------------------------------   ---------------------
Total Liabilities and Shareholders' Equity                                                 $2,223.8                  $2,294.2
-----------------------------------------------------------------------------------------------------------   ---------------------

The accompanying notes are an integral part of the consolidated financial statements.








The Dun & Bradstreet Corporation and Subsidiaries
Consolidated Statements of Cash Flows (unaudited)

                                                                                                        Six Months Ended
                                                                                                            June 30,
                                                                                               -----------------------------------
Dollar amounts in millions                                                                                 1997              1996

----------------------------------------------------------------------------------------------------------------    --------------
Cash Flows from Operating Activities:
Net Income                                                                                                $88.2             $20.6
Less: Income from Discontinued Operations                                                                     -              42.6
----------------------------------------------------------------------------------------------------------------    --------------
  Income from Continuing Operations                                                                        88.2             (22.0)

Reconciliation of Net Income to Net Cash
  Provided by Operating Activities:
    Depreciation and Amortization                                                                          80.3              80.3

    Losses from Sale of Businesses, Net of Taxes                                                              -              56.4

    Distributions Received in Excess of Equity Earnings                                                    57.8              (4.8)

    Restructuring Payments                                                                                    -             (26.3)

    Postemployment Benefit Payments                                                                      (18.5)              (5.7)

    Net Decrease in Accounts Receivable                                                                    70.4              13.1

    Accrued Income Taxes                                                                                  (63.9)             40.5

    Increase in Long Term Liabilities                                                                      30.7                -

    Net Decrease in Other Working Capital Items                                                            35.4              93.0

    Other                                                                                                   2.9              (7.6)
----------------------------------------------------------------------------------------------------------------    --------------
Net Cash Provided by Operating Activities                                                                 283.3             216.9
----------------------------------------------------------------------------------------------------------------    --------------

Cash Flows from Investing Activities:
Proceeds from Marketable Securities                                                                         0.2              16.2

Payments for Marketable Securities                                                                         (1.5)             (1.7)

Capital Expenditures                                                                                      (30.1)            (26.4)

Additions to Computer Software and Other Intangibles                                                      (36.6)            (29.2)

Other                                                                                                       0.8              (0.6)

----------------------------------------------------------------------------------------------------------------    --------------
Net Cash Used In Investing Activities                                                                     (67.2)            (41.7)
----------------------------------------------------------------------------------------------------------------    --------------

Cash Flows from Financing Activities:
Payment of Dividends                                                                                      (75.3)           (224.2)

Payments for Purchase of Treasury Shares                                                                  (30.9)             (3.3)

Net Proceeds from Exercise of Stock Options                                                                19.1              38.3

Increase/(Decrease) in Commercial Paper Borrowings                                                        649.7              (4.5)

Increase in Minority Interest                                                                             300.0                -

Decrease in Short-term Borrowings                                                                      (1,067.6)             (1.7)

Other                                                                                                      (0.6)             (2.6)

----------------------------------------------------------------------------------------------------------------    --------------
Net Cash Used in Financing Activities                                                                    (205.6)           (198.0)
----------------------------------------------------------------------------------------------------------------    --------------
----------------------------------------------------------------------------------------------------------------    --------------
Effect of Exchange Rate Changes on Cash and Cash Equivalents                                               (3.8)             (2.4)

----------------------------------------------------------------------------------------------------------------    --------------
Increase (Decrease) in Cash and Cash Equivalents                                                            6.7             (25.2)

Net Cash Provided By Discontinued Operations                                                                -                25.6

Cash and Cash Equivalents , Beginning of Year                                                             127.9             147.1

----------------------------------------------------------------------------------------------------------------    --------------
Cash and Cash Equivalents, End of Period                                                                 $134.6            $147.5
----------------------------------------------------------------------------------------------------------------    --------------

The accompanying notes are an integral part of the consolidated financial statements.
                                      - 6 -

THE DUN & BRADSTREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 - Interim Consolidated Financial Statements

These interim consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and should be read in conjunction with the consolidated financial statements and related notes of The Dun & Bradstreet Corporation's (the "Company") 1996 Annual Report on Form 10-K, as amended by Form 10-K/A-1. The consolidated results for interim periods are not necessarily indicative of results for the full year or any subsequent period. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of financial position, results of operations and cash flows at the dates and for the periods presented have been included. Certain prior-year amounts have been reclassified to conform with the 1997 presentation.


Note 2 - Reorganization and Discontinued Operations

On November 1, 1996, the Company reorganized into three publicly traded independent companies by spinning off through a tax-free distribution two new companies, (1) Cognizant Corporation ("Cognizant") and (2) ACNielsen Corporation ("ACNielsen") to shareholders. In conjunction with the reorganization, the Company also disposed of Dun & Bradstreet Software ("DBS") and NCH Promotional Services ("NCH"). The Company's continuing operations consist of Dun & Bradstreet, the operating company ("D&B"), Moody's Investors Service ("Moody's") and Reuben H.Donnelley ("RHD").

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

Summarized financial information for the Discontinued Operations was as follows (in millions):
                                               Three Months         Six Months
                                                  Ended               Ended
                                             June 30, 1996         June 30, 1996

Operating Revenue                               $845.7              $1,616.9
(Loss)Income Before Provision for Income
Taxes                                           $(12.6)             $   39.9
Income from Discontinued Operations,
 net of Income Taxes                            $  0.3              $   42.6

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

The partnership is presently engaged in the business of licensing database assets and computer software. One of the Company's subsidiaries serves as managing general partner and two subsidiaries hold limited partner interests. In April 1997, the partnership raised $300.0 million of minority interest financing from a third-party investor. The Company's subsidiaries contributed assets to the partnership and the third-party investor contributed cash ($300.0 million) in exchange for a limited partner interest. Funds raised by the partnership were loaned to the Company and used to repay existing short-term debt in April 1997. At June 30, 1997, the third-party investment in this partnership was included in minority interest.

For financial reporting purposes, the results of operations, the assets, liabilities and cash flows of the partnership described above are included in the Company's consolidated financial statements.

Note 4 - Financial Instruments with Off-Balance-Sheet Risk

At times, the Company uses forward exchange contracts and interest rate swaps to hedge existing assets, liabilities, firm commitments and anticipated transactions. For forward exchange contracts, the risk reduction is assessed on a transaction basis. All hedging instruments are designated as and effective as a hedge and are highly correlated as required by generally accepted accounting principles.

Gains and losses on hedges of existing assets or liabilities are included in the carrying amounts of those assets or liabilities and are ultimately recognized in income as part of those carrying amounts. Gains and losses related to qualifying hedges of firm commitments or anticipated transactions are also deferred and are recognized in income or as adjustments of carrying amounts when the hedged transaction occurs. If a hedging instrument is sold or terminated prior to maturity, gains and losses will continue to be deferred until the hedged item is recognized in income. If a hedging instrument ceases to qualify as a hedge, any subsequent gains and losses are recognized currently in income.

The Company uses interest rate swaps to synthetically change its variable-rate debt into fixed-rate debt. Periodic swap payments and receipts under the interest rate swaps are recorded as part of interest expense. Neither the swap contracts nor the gains or losses on these contracts are recognized in the financial statements.

The Company does not use any derivatives for trading or speculative purposes. If a derivative ceases to qualify for hedge accounting, it is accounted for on a mark-to-market basis.
                                       -8-

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

On October 15, 1996, defendants moved for an order dismissing all claims in the complaint. On May 6, 1997, the United States District Court for the Southern District of New York issued a decision dismissing IRI's claim of attempted monopolization in the United States, with leave to replead within sixty days. The Court denied defendants' motion with respect to the remaining claims in the complaint. On June 3, 1997, defendants filed an answer denying the material allegations in IRI's complaint, and A.C. Nielsen filed a counterclaim alleging that IRI has made false and misleading statements about its services and commercial activities. On July 7, 1997, IRI filed an Amended and Restated Complaint repleading its alleged claim of monopolization in the United States and realleging its other claims.

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


Note 6 - DonTech

The consolidated results of the Company include the results of DonTech, a partnership between RHD and Ameritech Advertising Services formed in 1990 to serve as the exclusive yellow pages publisher for Ameritech directories in Illinois and Northwest Indiana. For the quarter ended June 30, 1997 and 1996, DonTech's operating revenues were $60.5 million and $31.0 million, respectively, and net income was $13.3 million and $10.6 million, respectively. For the six months ended June 30, 1997 and 1996, DonTech's operating revenues were $71.4 million and $42.9 million, respectively, and net income was $13.6 million and $11.5 million, respectively.


During  July  1997,  RHD  signed  a  series  of new  agreements  with  Ameritech
Advertising Services changing the structure of the existing partnership by appointing DonTech as the exclusive sales agent in perpetuity for yellow page directories published by Ameritech in Illinois and Northwest Indiana. Under the new sales agency agreement, DonTech will perform the advertising sales function for the directories and earn a commission, while Ameritech will become the directories' publisher. As a result of the transfer of publishing services to Ameritech, RHD will receive a revenue participation interest from Ameritech.

The Company formerly recognized its profits from its partnership interest in DonTech as revenues and operating income when the directories were published. Under the new exclusive sales agency agreement, the sales commissions earned by DonTech and the revenues and operating income earned by RHD under the revenue participation agreement will be recognized as earned at the time of the advertising sale.


As a result of the change in the partnership structure, an approximately $30 million timing shift of revenue and operating income into the third quarter from the fourth quarter of 1997 is expected. However, the impact of these changes on the 1997 full year results is not expected to be significant.
                                      -10-

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

Results of Operations

Consolidated Results
The Company's second quarter 1997 net income of $50.2 million was up $94.1 million from the prior year's second quarter loss from continuing operations of $43.9 million which included impairment losses resulting from the decision to dispose of two businesses and certain transaction-related expenses, as discussed below. Earnings per share for the second quarter of $.29 was up from the prior year's loss per share from continuing operations of $.26. Year-to-date net income of $88.2 million in 1997 was up from prior year's loss from continuing operations of $22.0 million and 1997 year-to-date earnings per share of $.52 was up $.65 from prior year's loss per share from continuing operations of $.13.

Operating revenues for the second quarter were down 1.4% to $498.3 million in 1997 from $505.1 million from continuing operations in second quarter of 1996. Excluding the results of American Credit Indemnity ("ACI") and the Proprietary West Operations of R.H Donnelley ("P-West"), which were divested during 1996, revenues from continuing operations increased by 3.7%, driven by growth at Moody's and D&B U.S. Year-to-date 1997 operating revenues were $957.3 million compared with $955.5 million in the first half of 1996. Excluding the results of ACI and P-West, revenues from continuing operations increased by 5.1% from prior year.
                                      -11-

Operating income for the second quarter of 1997 of $93.1 million was $107.3 million higher than the prior year's second quarter operating loss of $14.2 million. Second quarter 1996 operating results included losses related to the sales of P-West of $25.0 million and ACI of $63.8 million and certain transaction related expenses. Excluding the impact of those one-time items, operating income increased by 13.3% reflecting the revenue growth noted above, strong cost controls, and reduced corporate expenses associated with the Company after the reorganization. Operating income in the second quarter of 1997 included the write-off of a $5.0 million minority investment in Nets, Inc., which filed for bankruptcy during the quarter. On a year-to-date basis, operating income of $173.4 million in 1997 was up from $38.1 million in 1996, resulting from the factors cited above.

Non-operating expense-net was $16.6 million for the second quarter of 1997 compared with non-operating expense-net of $17.4 million for the second quarter of 1996. Year-to-date 1997, non-operating expense-net was $39.1 million compared with $35.3 million in 1996. The increase is largely attributable to a loss recognized during the first quarter of $2.9 million as a result of canceling $300.0 million of swap agreements.

The effective tax rate was 34.3% for the second quarter of and YTD 1997 compared to an underlying effective tax rate of 34% for similar periods in 1996.

In the second quarter of 1996, the Company's consolidated results included income from discontinued operations of $.3 million. On a year-to-date basis in 1996, the Company's consolidated results included income from discontinued operations of $42.6 million or $.25 per share.

Segment Results
The Risk Management Services segment reported second-quarter revenue growth of 4.4% to $434.1 million from $415.8 million a year ago, excluding the results of ACI which was divested during 1996. D&B, the operating company, reported second-quarter revenue of $324.0 million compared with $325.0 million a year ago. D&B U.S. posted a 2.8% increase in second-quarter revenue, a result of strong performance in Receivable Management Services over the same quarter last year. D&B Europe's revenue was down 3.9% in the second quarter over the previous year reflecting unfavorable foreign exchange movement. Excluding the impact of foreign exchange, European revenue grew by 3% in the second quarter of 1997. D&B Asia Pacific, Latin America and Canada was down 8.0% in the second quarter from the previous year primarily as a result of reorganizing the operations in Latin America and lower than expected performance. Moody's Investors Service showed the fastest growth during the second quarter, driven by double-digit growth in its corporate bond ratings business. A favorable interest rate environment and the continuing introduction of new fixed-income instruments throughout the world also contributed to revenue growth. Moody's second-quarter revenue was $110.2 million in 1997, an increase of 21.3% over the prior year.

On a year-to-date basis, the Risk Management Services segment reported revenue growth of 6.0% to $874.2 million in 1997 from $824.5 million a year ago, excluding the results of ACI which was divested during 1996. D&B, the operating company, reported revenue of $650.6 million in 1997, up 2.4% from the prior year. D&B U.S.'s revenue grew 5.1%, a result of strong performance in both the Receivable Management Services and Marketing Information Services divisions. Europe's results were flat versus the prior year. However, after adjusting for the negative foreign exchange impact, underlying growth for Europe was 6%. D&B Asia Pacific, Latin America and Canada was down 7.3% from the prior year due to the factors noted above. Moody's Investors Service reported revenue growth of 18.3% above the prior year due to gains in corporate bonds, structured ratings and commercial paper.

                                      -12-
The Directory Information Services segment reported second-quarter revenue of $64.1 million compared with $64.8 million in the prior year, excluding the second-quarter 1996 results of P-West. On a year-to-date basis, the Directory Information Services' revenue of $83.1 million decreased 3.6% from the prior year. Lower revenues were experienced at RHD due to the increasingly competitive environment in the proprietary yellow pages business and a delay in the timing of the publication of certain proprietary revenues. Higher revenues reported by DonTech, the partnership with Ameritech Advertising Services resulted from the production shift of several directories, which partially offset the lower results of RHD.


During  July  1997,  RHD  signed  a  series  of new  agreements  with  Ameritech
Advertising Services changing the structure of the existing partnership by appointing DonTech as the exclusive sales agent in perpetuity for yellow page directories published by Ameritech in Illinois and Northwest Indiana. Under the new sales agency agreement, DonTech will perform the advertising sales function for the directories and earn a commission, while Ameritech will become the directories' publisher. As a result of the transfer of publishing services to Ameritech, RHD will receive a revenue participation interest from Ameritech..

The Company formerly recognized its profits from its partnership interest in DonTech as revenues and operating income when the directories were published. Under the new exclusive sales agency agreement, the sales commissions earned by DonTech and the revenues and operating income earned by RHD under the revenue participation agreement will be recognized as earned at the time of the advertising sale.

As a result of the change in the partnership structure, an approximately $30 million timing shift of revenue and operating income into the third quarter from the fourth quarter of 1997 is expected. However, the impact of these changes on the 1997 full year results is not expected to be significant.


Adoption of Statements of Financial Accounting Standards ("SFAS")

In February 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 128, "Earnings per Share" ("SFAS No. 128"), which simplifies existing computational guidelines, revises disclosure requirements and increases the comparability of earnings per share data on an international basis. This statement is effective for financial statements for periods ending after December 15, 1997 and requires restatement of all prior-period per share data presented. There would have been no change in the earnings per share as reflected in the accompanying Consolidated Statements of Operations had SFAS No. 128 been effective in the periods ended June 30, 1997 and 1996.

In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"), which establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. This statement is effective for fiscal years beginning after December 15, 1997 and requires reclassification of prior period financial statements. The Company is currently considering the various presentation options of SFAS No. 130.

                                      -13-

Also in June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"), which revises disclosure requirements about operating segments and establishes standards for related disclosures about products and services, geographic areas and major customers. SFAS 131 requires that public business enterprises report financial and descriptive information about its reportable operating segments. The statement is effective for periods beginning after December 15, 1997 and requires restatement of prior years in the initial year of application. SFAS No. 131 will impact the Company's segment disclosures, but will not impact the Company's results of operations, financial position or cash flows.

Liquidity and Financial Position

At June 30, 1997, cash and cash equivalents totaled $134.6 million, an increase of $6.7 million from $127.9 million held at December 31, 1996. In comparison, during the first two quarters of 1996, cash and cash equivalents from continuing operations decreased by $25.2 million.

Operating activities generated net cash of $283.3 million during the six months ended June 30, 1997 compared to $216.9 million in 1996. Improved operating results as well as timing of tax payments and distributions received from unconsolidated subsidiaries in 1997 contributed to the increase in cash provided by operating activities during the first half of 1997 compared to 1996.

Net cash used in investing activities was $67.2 million for the six months ended June 30, 1997 compared to $41.7 million in 1996. In 1997 the Company invested $66.7 million for capital expenditures and additions to computer software and other intangibles compared to $55.6 million in 1996. Additionally, in 1996, the Company generated $16.2 million of proceeds from marketable securities.

Net cash used in financing activities was $205.6 million during the six months ended June 30, 1997 compared to $198.0 million in the 1996. Payments of dividends accounted for $75.3 million during the first half of 1997 compared to $224.2 million in 1996, which represented the dividend policy prior to the reorganization. The Company used $30.9 million during the first half of 1997 for the repurchase of stock compared to $3.3 million during the first half of 1996. Proceeds from the exercise of stock options was $19.1 million for the first half of 1997 compared to $38.3 million in 1996.

On April 1, 1997, the Company completed a $300.0 million minority interest financing. Funds raised by the minority interest financing were loaned to the Company and used to repay a portion of the outstanding short-term debt in April 1997. Also, during the second quarter of 1997, the Company re-entered the commercial paper market and used the proceeds to repay the additional amounts outstanding on the short-term debt facility. Overall, during the first half of 1997, the Company reduced its total debt outstanding by $117.9 million.

Dividends
On July 16, 1997, the Board of Directors approved a third quarter 1997 dividend of $.22 per share, payable September 10, 1997 to shareholders of record at the close of business August 20, 1997.
                                      -14-

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

          Information required under this item is contained in Note 5 to the Financial Statements, which is incorporated herein by reference.

Item 4. Submission of Matters to a Vote of Security Holders

         The Annual Meeting of Shareholders of The Dun & Bradstreet Corporation was held on May 1, 1997.

         The following nominees for director named in the Proxy Statement dated March 27, 1997, were elected at the Meeting by the votes indicated.

                                             For                       Withheld
         Hall Adams Jr.                     146,512,312               2,015,600

         Ronald L. Kuehn                    147,243,306               1,284,606

         Michael R. Quinlan                 147,147,070               1,380,842

         The votes in favor of the election of the nominees represent at least 98.6% of the shares voted for each of the nominees.

         The amendment of The Dun & Bradstreet Corporation Corporate Management Incentive Plan was approved by the following vote:

                                     For               Against          Abstain
         Number of shares            139,238,771       8,386,836        902,305

         The amendment of The Key Employees Performance Unit Plan for The Dun & Bradstreet Corporation and Subsidiaries was approved by the following vote:

                                     For               Against          Abstain
         Number of shares            140,401,645       7,234,358        891,909

         The appointment of Coopers & Lybrand L.L.P. as independent public accountants was approved by the following vote:

                                     For               Against          Abstain
         Number of shares            148,114,317       217,272          196,323

         The proposal on implementation of the MacBride Principles in Northern Ireland was defeated by the following vote:

                            For          Against         Abstain      Non-Votes
         Number of shares   14,555,526   104,845,042     17,128,527   11,998,817

Item 6. Exhibits and Reports on Form 8-K.

(a)     Exhibits:

        (10q) Supplemental Executive Benefit Plan, as amended January 15, 1997.

        (10u) Amended and Restated Agreement of Limited Partnership of D&B Investors L.P., dated as April 1, 1997.

        (11)  Statement Re: Computation of Per Share Earnings

        (27)  Financial Data Schedule


(b)     Reports on Form 8-K:

There were no reports on Form 8-K filed during the quarter ended June 30, 1997.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                        THE DUN & BRADSTREET CORPORATION


Date: August 13, 1997     By:   FRANK S. SOWINSKI
                                ================================================
                                Frank S. Sowinski
                                Senior Vice President - Chief Financial Officer



Date: August 13, 1997     By:   CHESTER J. GEVEDA, JR.
                                ================================================
                                Chester J. Geveda, Jr.
                                Vice President and Controller

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                        THE DUN & BRADSTREET CORPORATION


Date: August     , 1997      By:
                                 ===============================================
                                 Frank S. Sowinski
                                 Senior Vice President - Chief Financial Officer



Date: August     , 1997      By:
                                 ===============================================
                                 Chester J. Geveda, Jr.
                                 Vice President and Controller