Form 10-Q
period 1997-09-30
DUN & BRADSTREET CORP
filed 1997-11-05
CIK 30419

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549


                                    FORM 10-Q

(Mark one)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

For the quarterly period ended September 30, 1997

                                                        OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                       For the transition period from to
          ------------------------------- -----------------------------

                          Commission file number 1-7155


                        THE DUN & BRADSTREET CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                     13-2740040
----------------------------------------   -------------------------------------
----------------------------------------   -------------------------------------
     (State of Incorporation)               (I.R.S. Employer Identification No.)

One Diamond Hill Road, Murray Hill, NJ                   07974
----------------------------------------   -------------------------------------
----------------------------------------   -------------------------------------
(Address of principal executive offices)              (Zip Code)

Registrant's telephone number, including area code   (908) 665-5000
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
                                                        Shares Outstanding
                   Title of Class                       at October 31, 1997
                   Common Stock                           170,257,019
                 par value $1 per share

                        THE DUN & BRADSTREET CORPORATION

                               INDEX TO FORM 10-Q



PART I. FINANCIAL INFORMATION                                            PAGE

Item 1. Financial Statements

Consolidated Statements of Operations (Unaudited)
      Three Months Ended September 30, 1997 and 1996                      3
      Nine months Ended September 30, 1997 and 1996                       4

Consolidated Balance Sheets (Unaudited)
      September 30, 1997 and December 31, 1996                            5

Consolidated Statements of Cash Flows (Unaudited)
      Nine months Ended September 30, 1997 and 1996                       6

Notes to Consolidated Financial Statements (Unaudited)                   7-10

Item 2. Management's Discussion and Analysis of Financial
            Condition and Results of Operations                         11-15



PART II.  OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K                                 16

SIGNATURES                                                               17




The Dun & Bradstreet Corporation and Subsidiaries
Consolidated Statements of Operations (unaudited)


                                                                                                   Three Months Ended
                                                                                                      September 30,
                                                                                          ------------------------------------
Dollar amounts in millions, except per share data                                                1997                 1996

------------------------------------------------------------------------------------------------------------------------------------

Operating Revenues                                                                              $  553.9         $      509.8
------------------------------------------------------------------------------------------------------------------------------------

Operating Costs                                                                                    140.8                150.4

Selling and Administrative Expenses                                                                226.2                226.2

Depreciation and Amortization                                                                       38.5                 38.3

Reorganization Costs                                                                                   -                 18.9

------------------------------------------------------------------------------------------------------------------------------------

Operating Income                                                                                   148.4                 76.0

------------------------------------------------------------------------------------------------------------------------------------

Interest Expense                                                                                    (8.9)                (6.2)

Other Expense - Net                                                                                 (6.1)               (14.0)

------------------------------------------------------------------------------------------------------------------------------------

Non-Operating Expense - Net                                                                        (15.0)               (20.2)

------------------------------------------------------------------------------------------------------------------------------------

Income from Continuing Operations before
      Provision for Income Taxes                                                                   133.4                 55.8

Provision for Income Taxes                                                                          45.7                 31.5

------------------------------------------------------------------------------------------------------------------------------------

Income from Continuing Operations                                                                   87.7                 24.3

------------------------------------------------------------------------------------------------------------------------------------

Income from Discontinued Operations, Net of Income
      Tax of $16.1 million for 1996                                                                    -                 26.6

------------------------------------------------------------------------------------------------------------------------------------

Net Income                                                                                      $    87.7        $       50.9

------------------------------------------------------------------------------------------------------------------------------------

Earnings Per Share of Common Stock:
      Continuing Operations                                                                     $    0.51        $       0.14

      Discontinued Operations                                                                         -                  0.16

------------------------------------------------------------------------------------------------------------------------------------

Net Earnings Per Share of Common Stock                                                          $    0.51        $       0.30

------------------------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------------------

Dividends Paid Per Share of Common Stock                                                        $    0.22        $       0.25

------------------------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------------------

Weighted Average Number of Shares Outstanding                                                      170.5                170.1
------------------------------------------------------------------------------------------------------------------------------------


The accompanying notes are an integral part of the consolidated financial statements.








The Dun & Bradstreet Corporation and Subsidiaries
Consolidated Statements of Operations (unaudited)


                                                                                                     Nine Months Ended
                                                                                                       September 30,
                                                                                         ---------------------------------------
Dollar amounts in millions, except per share data                                               1997                  1996

------------------------------------------------------------------------------------------------------------------------------------

Operating Revenues                                                                              $ 1,511.1        $     1,465.3
------------------------------------------------------------------------------------------------------------------------------------

Operating Costs                                                                                     411.5                529.7

Selling and Administrative Expenses                                                                 659.1                675.0

Depreciation and Amortization                                                                       118.7                118.6

Reorganization Costs                                                                                   -                  27.9

------------------------------------------------------------------------------------------------------------------------------------

Operating Income                                                                                    321.8                114.1

------------------------------------------------------------------------------------------------------------------------------------
Interest Expense                                                                                    (40.0)               (16.9)

Other Expense - Net                                                                                 (14.1)               (38.6)

------------------------------------------------------------------------------------------------------------------------------------

Non-Operating Expense - Net                                                                         (54.1)               (55.5)

------------------------------------------------------------------------------------------------------------------------------------

Income from Continuing Operations before
      Provision for Income Taxes                                                                    267.7                 58.6

Provision for Income Taxes                                                                           91.8                 56.3

------------------------------------------------------------------------------------------------------------------------------------

Income from Continuing Operations                                                                   175.9                  2.3

------------------------------------------------------------------------------------------------------------------------------------

Income from Discontinued Operations, Net of Income
      Tax of $13.4 million for 1996                                                                    -                  69.2

------------------------------------------------------------------------------------------------------------------------------------

Net Income                                                                                      $   175.9        $        71.5

------------------------------------------------------------------------------------------------------------------------------------

Earnings Per Share of Common Stock:
      Continuing Operations                                                                     $    1.03        $        0.01

      Discontinued Operations                                                                         -                   0.41

------------------------------------------------------------------------------------------------------------------------------------

Net Earnings Per Share of Common Stock                                                          $    1.03        $        0.42

------------------------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------------------

Dividends Paid Per Share of Common Stock                                                        $    0.66        $        1.57

------------------------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------------------

Weighted Average Number of Shares Outstanding                                                       170.9                 169.9
------------------------------------------------------------------------------------------------------------------------------------


The accompanying notes are an integral part of the consolidated financial statements.








The Dun & Bradstreet Corporation and Subsidiaries
Consolidated Balance Sheets (unaudited)

                                                                                                September 30,         December 31,
Dollar amounts in millions, except per share data                                                     1997                    1996
-----------------------------------------------------------------------------------------------------------   ---------------------

Assets

Current Assets
Cash and Cash Equivalents                                                                            $90.7                  $127.9
Accounts Receivable---Net of Allowance of $43.9 in 1997 and $38.1 in 1996                            526.5                   600.7
Other Current Assets                                                                                 205.7                   188.8
                                                                                           ----------------   ---------------------
                    Total Current Assets                                                             822.9                   917.4
-----------------------------------------------------------------------------------------------------------   ---------------------

Non-Current Assets
Investments and Notes Receivable                                                                     173.4                   292.2
Property, Plant and Equipment                                                                        345.8                   373.1
Prepaid Pension Costs                                                                                185.0                   172.1
Computer Software                                                                                    156.3                   150.7
Goodwill                                                                                             193.8                   218.4
Other Non-Current Assets                                                                             277.1                   170.3
                                                                                           ----------------   ---------------------
                    Total Non-Current Assets                                                       1,331.4                 1,376.8
-----------------------------------------------------------------------------------------------------------   ---------------------

Total Assets                                                                                      $2,154.3                $2,294.2
-----------------------------------------------------------------------------------------------------------   ---------------------

-----------------------------------------------------------------------------------------------------------   ---------------------
Liabilities and Shareholders' Equity

Current Liabilities
Notes Payable                                                                                       $661.4                $1,120.7
Accrued and Other Current Liabilities                                                                477.0                   599.9
Unearned Subscription Income                                                                         345.1                   297.0
                                                                                           ----------------   ---------------------
                    Total Current Liabilities                                                      1,483.5                 2,017.6

Postretirement and Postemployment Benefits                                                           344.3                   354.1
Other Non-Current Liabilities                                                                        444.0                   354.2
Minority Interest                                                                                    301.8                      -


Shareholders' Equity
Preferred Stock, par value $1 per share, authorized---10,000,000 shares;
     outstanding---none
Common Stock, par value $1 per share, authorized---400,000,000 shares;
     issued---188,420,996 shares for 1997 and 1996                                                   188.4                   188.4
Capital Surplus                                                                                       69.5                    72.6
Retained Earnings                                                                                    483.8                   480.3
Treasury Stock, at cost, 17,835,017  and 17,612,776 shares
     for 1997 and 1996, respectively                                                               (982.9)               (1,019.7)
Cumulative Translation Adjustment                                                                  (178.1)                 (153.3)
-----------------------------------------------------------------------------------------------------------   ---------------------
Total Shareholders' Equity                                                                         (419.3)                 (431.7)

-----------------------------------------------------------------------------------------------------------   ---------------------
Total Liabilities and Shareholders' Equity                                                        $2,154.3                $2,294.2
-----------------------------------------------------------------------------------------------------------   ---------------------

The accompanying notes are an integral part of the consolidated financial statements.

                                      - 5 -




The Dun & Bradstreet Corporation and Subsidiaries
Consolidated Statements of Cash Flows (unaudited)

                                                                                                       Nine Months Ended
                                                                                                         September 30,
                                                                                               -----------------------------------
Dollar amounts in millions                                                                                 1997              1996
----------------------------------------------------------------------------------------------------------------    --------------
Cash Flows from Operating Activities:
Net Income                                                                                               $175.9             $71.5
Less: Income from Discontinued Operations                                                                     -             (69.2)

----------------------------------------------------------------------------------------------------------------    --------------
  Income from Continuing Operations                                                                       175.9               2.3
Reconciliation of Net Income to Net Cash
  Provided by Operating Activities:
    Depreciation and Amortization                                                                         118.7             118.6
    Losses from Sale of Businesses, Net of Taxes                                                              -              86.6
    Distributions Received in Excess of Equity Earnings                                                    82.8              65.9
    (Increase)/Decrease Notes Receivable                                                                   39.7             (13.1)
    Non-Recurring Charge                                                                                      -             (20.2)
    Restructuring Payments                                                                                    -             (28.6)
    Postemployment Benefit Payments                                                                       (24.1)            (14.3)
    Net Decrease in Accounts Receivable                                                                    57.1              28.3
    Deferred Income Taxes                                                                                  (7.2)             16.2
    Accrued Income Taxes                                                                                  (77.2)           (169.3)
    Increase in Long Term Liabilities                                                                      34.9             117.7
    Increase in Other Long Term Assets                                                                    (20.5)             (1.5)
    Net Increase/Decrease in Other Working Capital Items                                                  (12.5)             33.1
    Other                                                                                                   0.3                -
----------------------------------------------------------------------------------------------------------------    --------------
Net Cash Provided by Operating Activities                                                                 367.9             221.7
----------------------------------------------------------------------------------------------------------------    --------------

Cash Flows from Investing Activities:
Proceeds from Marketable Securities                                                                        5.8               16.2
Payments for Marketable Securities                                                                        (7.5)              (2.4)
Proceeds from Sale of Businesses                                                                              -              23.5
Capital Expenditures                                                                                     (41.8)             (61.3)
Additions to Computer Software and Other Intangibles                                                     (63.0)             (56.7)
Other                                                                                                     (0.1)              (0.9)

----------------------------------------------------------------------------------------------------------------    --------------
Net Cash Used In Investing Activities                                                                   (106.6)             (81.6)
----------------------------------------------------------------------------------------------------------------    --------------

Cash Flows from Financing Activities:
Payment of Dividends                                                                                    (113.0)           (268.0)
Payments for Purchase of Treasury Shares                                                                 (55.7)             (3.7)
Proceeds from Exercise of Stock Options                                                                   31.5              45.8
Increase in Commercial Paper Borrowings                                                                  613.5              20.8
Increase in Minority Interest                                                                            300.0                -
Increase/(Decrease) in Short-term Borrowings                                                          (1,070.8)              5.7
Other                                                                                                     (0.7)             (0.9)

----------------------------------------------------------------------------------------------------------------    --------------
Net Cash Used in Financing Activities                                                                   (295.2)           (200.3)
----------------------------------------------------------------------------------------------------------------    --------------
----------------------------------------------------------------------------------------------------------------    --------------
Effect of Exchange Rate Changes on Cash and Cash Equivalents                                              (3.3)             (3.0)

----------------------------------------------------------------------------------------------------------------    --------------
Increase (Decrease) in Cash and Cash Equivalents                                                         (37.2)            (63.2)
Net Cash Provided By Discontinued Operations                                                                 -               9.1
Cash and Cash Equivalents , Beginning of Year                                                             127.9            147.1

----------------------------------------------------------------------------------------------------------------    --------------
Cash and Cash Equivalents, End of Period                                                                  $90.7             $93.0
----------------------------------------------------------------------------------------------------------------    --------------

The accompanying notes are an integral part of the consolidated financial statements.
                                      - 6 -

THE DUN & BRADSTREET CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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


Note 2 - Reorganization and Discontinued Operations

On November 1, 1996, the Company reorganized into three publicly traded independent companies by spinning off through a tax-free distribution two new companies, (1) Cognizant Corporation ("Cognizant") and (2) ACNielsen Corporation ("ACNielsen"), to shareholders. In conjunction with the reorganization, the Company also disposed of Dun & Bradstreet Software ("DBS") and NCH Promotional Services ("NCH"). The Company's continuing operations consist of Dun & Bradstreet, the operating company ("D&B"), Moody's Investors Service ("Moody's") and Reuben H.Donnelley ("RHD").

Pursuant to Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," the prior year's consolidated financial statements of the Company have been reclassified to reflect the reorganization. Accordingly, the prior year's revenues, costs and expenses and cash flows of Cognizant, ACNielsen, DBS and NCH have been excluded from the respective captions in the Consolidated Statements of Operations and Consolidated Statements of Cash Flows. The net operating results of these entities have been reported, net of applicable income taxes, as "Income from Discontinued Operations" and the net cash flows of these entities have been reported as "Net Cash Provided by Discontinued Operations."

For the three months and nine months ended September 30, 1996, operating revenues for the Discontinued Operations were $851.4 million and $2,468.3 million, respectively.


Note 3 - Investment Partnership

During 1993, the Company participated in the formation of a limited partnership to invest in various securities, including those of the Company. Third-party investors held limited partner and special investors interests totaling $500.0 million. Funds raised by the partnership provided a source of financing for the Company's repurchase in 1993 of 8.3 million shares of its common stock. During the fourth quarter of 1996, the Company redeemed these partnership interests. This redemption was financed with short-term borrowings.

   The partnership is presently engaged in the business of licensing database assets and computer software. One of the Company's subsidiaries serves as managing general partner and two subsidiaries hold limited partner interests. In April 1997, the partnership raised $300.0 million of minority interest financing from a third-party investor. The Company's subsidiaries contributed assets to the partnership and the third-party investor contributed cash ($300.0 million) in exchange for a limited partner interest. Funds raised by the partnership were loaned to the Company and used to repay existing short-term debt in April 1997. At September 30, 1997, the third-party investment in this partnership was included in minority interest.

For financial reporting purposes, the results of operations, assets, liabilities and cash flows of the partnership described above are included in the Company's consolidated financial statements.


Note 4 - Accounting for Derivative Instruments

At times, the Company uses forward foreign exchange contracts and interest rate swaps to hedge existing assets, liabilities, firm commitments and anticipated transactions. The Company does not use any derivatives for trading or speculative purposes.

Gains and losses on forward foreign exchange contracts which qualify as hedges of existing assets or liabilities are included in the carrying amounts of those assets or liabilities and are ultimately recognized in income as part of those carrying amounts. Gains and losses related to qualifying hedges of firm commitments or anticipated transactions are also deferred and are recognized in income or as adjustments of carrying amounts when the hedged transaction occurs. For foreign forward exchange contracts, the risk reduction is assessed on a transaction basis and contract amounts and terms are matched to existing intercompany transactions.

The Company uses interest rate swaps to hedge interest rate risk on commercial paper. Settlement accounting is accorded to the swaps that have contractual, periodic payment terms considered to be aligned to the expected future commercial paper issuances. The commercial paper issuances are expected to continue through the term of the existing interest rate swaps. Periodic swap payments and receipts under the interest rate swaps are recorded as part of interest expense. Neither the swap contracts nor the gains or losses on these contracts which are designated and are effective as hedges are recognized in the financial statements.

During the third quarter of 1997, the Company entered into forward start swap agreements in order to fix the interest rate on expected future debt issuances. The start date of the swaps is expected to coincide with the issuance of new debt. Currently the swaps are marked-to-market through earnings. At September 30, 1997, the mark-to-market loss on these instruments was immaterial.

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

On October 15, 1996, defendants moved for an order dismissing all claims in the complaint. On May 6, 1997, the United States District Court for the Southern District of New York issued a decision dismissing IRI's claim of attempted monopolization in the United States, with leave to replead within sixty days. The Court denied defendants' motion with respect to the remaining claims in the complaint. On June 3, 1997, defendants filed an answer denying the material allegations in IRI's complaint, and A.C. Nielsen Company filed a counterclaim alleging that IRI has made false and misleading statements about its services and commercial activities. On July 7, 1997, IRI filed an Amended and Restated Complaint repleading its alleged claim of monopolization in the United States and realleging its other claims. By notice of motion dated August 18, 1997, defendants moved for an order dismissing the amended claim. The motion is under consideration by the Court.

IRI's complaint alleges damages in excess of $350 million, which amount IRI asked to be trebled under antitrust laws. IRI also seeks punitive damages in an unspecified amount.

In connection with the IRI action, Cognizant, ACNielsen and the Company entered into an Indemnity and Joint Defense Agreement (the "Indemnity and Joint Defense Agreement") pursuant to which they have agreed (i) to certain arrangements allocating potential liabilities ("IRI Liabilities") that may arise out of or in connection with the IRI Action and (ii) to conduct a joint defense of such action. In particular, the Indemnity and Joint Defense Agreement provides that ACNielsen will assume exclusive liability for IRI Liabilities up to a maximum amount to be calculated at such time such liabilities, if any, become payable (the "ACN Maximum Amount"), and that the Company and Cognizant will share liability equally for any amounts in excess of the ACN Maximum Amount. The ACN Maximum Amount will be determined by an investment banking firm as the maximum amount which ACNielsen is able to pay after giving effect to (i) any plan submitted by such investment bank which is designed to maximize the claims paying ability of ACNielsen without impairing the investment banking firm's ability to deliver a viability opinion (but which will not require any action requiring stockholder approval), and (ii) payment of related
                                       -9-
fees and expenses. For these purposes, financial viability means the ability of ACNielsen, after giving effect to such plan, the payment of related fees and expenses, and the payment of the ACN Maximum Amount, to pay its debts as they become due and to finance the current and anticipated operating and capital requirements of its business, as reconstituted by such plan, for two years from the date any such plan is expected to be implemented.


Management is unable to predict at this time the final outcome of the IRI Action or whether the resolution of this matter could materially affect the Company's results of operations, cash flows or financial position.



Note 6 - DonTech


During  July  1997,  RHD  signed  a  series  of new  agreements  with  Ameritech advertising services changing the structure of the existing partnership by appointing DonTech as the exclusive sales agent in perpetuity for yellow page directories published by Ameritech in Illinois and Northwest Indiana. Under the new sales agency agreement, DonTech performs the advertising sales function for the directories and earns a commission, while Ameritech serves as the directories' publisher. As a result of the transfer of publishing services to Ameritech, RHD receives a revenue participation interest from Ameritech.

The Company formerly recognized its profits from its partnership interest in DonTech as revenues and operating income when the directories were published. Under the new exclusive sales agency agreement, the sales commissions earned by DonTech and the revenues and operating income earned by RHD under the revenue participation agreement are recognized by the Company as earned at the time of the advertising sale.

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

Pursuant to Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," the prior year's consolidated financial statements of the Company have been reclassified to reflect the reorganization. Accordingly, the prior year's revenues, costs and expenses and cash flows of Cognizant, ACNielsen, DBS and NCH have been excluded from the respective captions in the Consolidated Statements of Operations and Consolidated Statements of Cash Flows. The net operating results of these entities have been reported, net of applicable income taxes, as "Income from Discontinued Operations" and the net cash flows of these entities have been reported as "Net Cash Provided by Discontinued Operations."


Results of Operations

Consolidated Results
The Company's third quarter 1997 net income of $87.7 million was up $63.4 million from the prior year's third quarter income from continuing operations of $24.3 million, which included impairment losses resulting from the disposal of two businesses and certain transaction-related expenses, as discussed below. Earnings per share for the third quarter of $.51 was up from the prior year's earnings per share from continuing operations of $.14. Year-to-date net income of $175.9 million in 1997 was up from prior year's income from continuing operations of $2.3 million and 1997 year-to-date earnings per share of $1.03 was up $1.02 from prior year's earnings per share from continuing operations of $.01.

Operating revenues for the third quarter were up 8.6% to $553.9 million in 1997 from $509.8 million from continuing operations for the third quarter of 1996. Excluding the results of American Credit Indemnity ("ACI"), which was divested during 1996, revenues from continuing operations increased by 12.6%, driven by growth at Moody's and D&B U.S. and favorable timing at RHD primarily resulting from the restructuring of the partnership agreements with Ameritech advertising services, offset by declines in the international D&B units. Year-to-date 1997 operating revenues were $1,511.1 million compared with $1,465.3 million in the prior year. Excluding the results of ACI and the Proprietary West Operations of RHD ("P-West"), revenues from continuing operations increased by 7.7% from prior year, driven by the growth discussed above.

Operating income for the third quarter of 1997 of $148.4 million was $72.4 million higher than the prior year's third quarter operating income of $76.0 million. Third quarter 1996 operating results included losses related to the sales of ACI and P-West and certain transaction-related
                                      -11-
expenses totaling $26.8 million. Excluding the impact of those one-time items, operating income increased by 44.4%, reflecting the revenue growth noted above, strong cost controls, and lower corporate expenses after the reorganization. On a year-to-date basis, operating income of $321.8 million in 1997 was up from $114.1 million in 1996, resulting from the factors cited above.

Non-operating expense-net which primarily includes interest expense on notes payable and minority interest expense was $15.0 million for the third quarter of 1997 compared with non-operating expense-net of $20.2 million for the third quarter of 1996, due primarily to lower minority interest expense resulting from the redemption of $500 million of partnership interests in the fourth quarter of 1996. Year-to-date 1997, non-operating expense-net was $54.1 million compared with $55.5 million in 1996.

The effective tax rate was 34.3% for both the third quarter and nine months ending September 30, 1997 compared to an underlying effective tax rate of 34% for the same periods in 1996.

In the third quarter of 1996, the Company's consolidated results included income from discontinued operations, net of income taxes, of $26.6 million. On a year-to-date basis in 1996, the Company's consolidated results included income from discontinued operations, net of income taxes, of $69.2 million or $.41 per share.

Segment Results
The Risk Management Services segment reported third-quarter revenue growth of 6.2% to $450.4 million from $424.2 million a year ago, excluding the results of ACI which was divested during 1996. D&B, the operating company, reported third-quarter revenue of $333.3 million compared with $334.2 million a year ago. D&B U.S. posted a 6.1% increase in third-quarter revenue, a result of strong performance in all areas of the business and Receivable Management Services in particular over the same quarter last year. D&B Europe's revenue was down 9.4% in the third quarter over the previous year reflecting unfavorable foreign exchange movement. Excluding the impact of foreign exchange, European revenue grew by 1.0% in the third quarter of 1997. D&B Asia Pacific, Latin America and Canada was down 10.5% in the third quarter from the previous year primarily as a result of reorganizing the operations in Latin America and lower than expected performance in Australia and New Zealand. Moody's showed the fastest growth during the third quarter, driven by significant growth in its corporate and structured bond ratings business. High yield bond volumes grew 163% over the third quarter 1996 levels and Moody's continued to benefit from strong volumes and increased ratings coverage in the mortgage backed market. Moody's third-quarter revenue was $117.2 million in 1997, an increase of 30.1% over the prior year.

On a year-to-date basis, the Risk Management Services segment reported revenue growth of 6.1% to $1,324.6 million in 1997 from $1,248.7 million a year ago, excluding the results of ACI which was divested during 1996. D&B, the operating company, reported revenue of $983.8 million in 1997, up 1.5% from the prior year. D&B U.S.'s revenue grew 5.4%, a result of strong performance in both the Receivable Management Services and Marketing Information Services divisions. Europe's results were down 3.5% versus the prior year. However, after adjusting for the negative foreign exchange impact, underlying growth for Europe was 4.0%. D&B Asia Pacific, Latin America and Canada was down 8.4% from the prior year due to the factors noted above. Moody's reported revenue growth of 22.1% above the prior year due to gains in corporate bonds, structured ratings and commercial paper.
                                      -12-

The Directory Information Services segment reported third-quarter revenue of $103.4 million compared with $67.8 million in the prior year, reflecting the favorable timing of revenues at both RHD and DonTech. RHD's results reflect favorable timing of revenues for directories which were published in the third quarter this year versus the second quarter last year. Revenue generated by the DonTech partnerships and the revenue participation interest earned by RHD was approximately $29 million above last year's revenue earned under the old DonTech agreement due to revenue shifts from the fourth quarter to the third quarter which were required by the new partnership agreements discussed below. On a year-to-date basis, the Directory Information Services segment revenue of $186.5 million increased 21.1% from the prior year due to the revenue shift at DonTech and modest increases at RHD.


During  July  1997,  RHD  signed  a  series  of new  agreements  with  Ameritech advertising services changing the structure of the existing partnership by appointing DonTech as the exclusive sales agent in perpetuity for yellow page directories published by Ameritech in Illinois and Northwest Indiana. Under the new sales agency agreement, DonTech performs the advertising sales function for the directories and earns a commission, while Ameritech serves as the directories' publisher. As a result of the transfer of publishing services to Ameritech, RHD receives a revenue participation interest from Ameritech.

The Company formerly recognized its profits from its partnership interest in DonTech as revenues and operating income when the directories were published. Under the new exclusive sales agency agreement, the sales commissions earned by DonTech and the revenues and operating income earned by RHD under the revenue participation agreement will be recognized by the Company as earned at the time of the advertising sale. As discussed above, as a result of the change in the partnership structure, an approximately $29 million timing shift of revenue and operating income into the third quarter from the fourth quarter of 1997 occurred. However, the impact of these changes on the 1997 full year results is not expected to be significant.




Adoption of Statements of Financial Accounting Standards ("SFAS")

In February 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 128, "Earnings per Share" ("SFAS No. 128"), which simplifies existing computational guidelines, revises disclosure requirements and increases the comparability of earnings per share data on an international basis. This statement is effective for financial statements for periods ending after December 15, 1997 and requires restatement of all prior-period per share data presented. There would have been no change in the earnings per share as reflected in the accompanying Consolidated Statements of Operations had SFAS No. 128 been effective in the periods ended September 30, 1997 and 1996.

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


Liquidity and Financial Position

At September 30, 1997, cash and cash equivalents totaled $90.7 million, a decrease of $37.2 million from $127.9 million held at December 31, 1996. In comparison, during the nine months ended September 30, 1996, cash and cash equivalents from continuing operations decreased by $63.2 million.

Operating activities generated net cash of $367.9 million during the nine months ended September 30, 1997 compared to $221.7 million in 1996. Improved operating results, due partially to the absence of transaction-related expenses, as well as timing of tax payments and distributions received from unconsolidated subsidiaries in 1997 contributed to the increase in cash provided by operating activities during 1997 compared to 1996. Additionally, during the third quarter of 1997, the Company received $41.3 million from the buyer of Dun & Bradstreet Software to satisfy the note which was due in May 1998.

Net cash used in investing activities was $106.6 million for the nine months ended September 30, 1997 compared to $81.6 million for the comparable nine month period in 1996. In 1997 the Company invested $104.8 million for capital expenditures and additions to computer software and other intangibles compared to $118.0 million in 1996. However, during 1996, the Company received proceeds from the sale of P-West of $23.5 million and generated $16.2 million of proceeds from marketable securities.

Net cash used in financing activities was $295.2 million during the nine months ended September 30, 1997 compared to $200.3 million in the nine months ended September 30, 1996. Payments of dividends accounted for $113.0 million during the first nine months of 1997 compared to $268.0 million in 1996, which represented the dividend policy prior to the reorganization. The Company used $55.7 million during the nine months ended September 30, 1997 for the repurchase of stock compared to $3.7 million in the first nine months of the prior year. Proceeds from the exercise of stock options was $31.5 million for the first nine months of 1997 compared to $45.8 million in the comparable period in 1996.

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

During the third quarter of 1997, the Company entered into forward start swap agreements in order to fix the interest rate on expected future debt issuances. The start date of the swaps is expected to coincide with the issuance of new debt. Currently the swaps are marked-to-market through earnings. At September 30, 1997, the mark-to-market loss on these instruments was immaterial.


Dividends
On October 15, 1997, the Board of Directors approved a third quarter 1997 dividend of $.22 per share, payable December 10, 1997 to shareholders of record at the close of business November 20, 1997.

PART II.  OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.

(a)     Exhibits:

        (11)  Statement Re: Computation of Per Share Earnings

        (27)  Financial Data Schedule


(b)     Reports on Form 8-K:

There were no reports on Form 8-K filed during the quarter ended September 30, 1997.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                        THE DUN & BRADSTREET CORPORATION


Date: November 4, 1997    By:    FRANK S. SOWINSKI
                                 ===============================================
                                 Frank S. Sowinski
                                 Senior Vice President - Chief Financial Officer



Date: November 4, 1997    By:    CHESTER J. GEVEDA, JR.
                                 ===============================================
                                 Chester J. Geveda, Jr.
                                 Vice President and Controller

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                        THE DUN & BRADSTREET CORPORATION


Date: November     , 1997    By:
                                 ===============================================
                                 Frank S. Sowinski
                                 Senior Vice President - Chief Financial Officer



Date: November      , 1997   By:
                                 ===============================================
                                 Chester J. Geveda, Jr.
                                 Vice President and Controller