Form 10-K
period 1997-12-31
DUN & BRADSTREET CORP
filed 1998-03-20
CIK 30419

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K
(MARK ONE)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                 FOR THE TRANSITION PERIOD FROM      TO      .

                         COMMISSION FILE NUMBER 1-7155.

                        THE DUN & BRADSTREET CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                  DELAWARE                                      13-2740040
          (STATE OF INCORPORATION)                 (I.R.S. EMPLOYER IDENTIFICATION NO.)

   ONE DIAMOND HILL ROAD, MURRAY HILL, NJ                          07974
  (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                      (ZIP CODE)

      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  (908) 665-5000.

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

           TITLE OF EACH CLASS             NAME OF EACH EXCHANGE ON WHICH REGISTERED
           -------------------             -----------------------------------------
COMMON STOCK, PAR VALUE $1 PER SHARE                NEW YORK STOCK EXCHANGE
PREFERRED STOCK PURCHASE RIGHTS                     NEW YORK STOCK EXCHANGE

       SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:  NONE

     Indicate by check mark whether the registrant: (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     As of February 20, 1998, 171,354,339 shares of Common Stock of The Dun & Bradstreet Corporation were outstanding and the aggregate market value of such Common Stock held by nonaffiliates* (based upon its closing transaction price on the Composite Tape on such date) was approximately $5,634.8 million.

* Calculated by excluding all shares held by executive officers and directors of the registrant without conceding that all such persons are "affiliates" of the registrant for purposes of federal securities laws.
                                                                     (Continued)

================================================================================

                      DOCUMENTS INCORPORATED BY REFERENCE

PART I
-------
Item 1    --   Business...............................  Note 16 (Segment Information) on pages
                                                        53 and 54 of the 1997 Annual Report.
PART II
-------
Item 5    --   Market for the Registrant's Common
                 Equity and Related Stockholder
                 Matters..............................  Page 34, Management's Discussion and
                                                        Analysis of Financial Condition and
                                                        Results of Operations, of the 1997
                                                        Annual Report.
Item 6    --   Selected Financial Data................  Page 56, Five-Year Selected Financial
                                                        Data, of the 1997 Annual Report.
Item 7    --   Management's Discussion and Analysis of
                 Financial Condition and Results of
                 Operations...........................  Pages 29 to 34, Management's Discussion
                                                        and Analysis of Financial Condition and
                                                        Results of Operations, of the 1997
                                                        Annual Report.
Item 7A   --   Quantitative and Qualitative
                 Disclosures about Market Risk........  Pages 29 to 34, Management's Discussion
                                                        and Analysis of Financial Condition and
                                                        Results of Operations, of the 1997
                                                        Annual Report, and Note 5 (Financial
                                                        Instruments with Off-Balance Sheet
                                                        Risks) on Page 44 of the 1997 Annual
                                                        Report.
Item 8    --   Financial Statements and Supplementary
                 Data.................................  Pages 35 to 56 of the 1997 Annual
                                                        Report.
PART
  III
-------
Item 10   --   Directors and Executive Officers of the
                 Registrant...........................  Pages 2 to 3 of the Company's Proxy
                                                        Statement dated March 6, 1998 (as
                                                        supplemented by the Company's
                                                        additional proxy materials dated March
                                                        17, 1998).
Item 11   --   Executive Compensation.................  Pages 9 to 20 of the Company's Proxy
                                                        Statement dated March 6, 1998 (as
                                                        supplemented by the Company's
                                                        additional proxy materials dated March
                                                        17, 1998).
Item 12   --   Security Ownership of Certain
                 Beneficial Owners and Management.....  Pages 4 to 7 of the Company's Proxy
                                                        Statement dated March 6, 1998 (as
                                                        supplemented by the Company's
                                                        additional proxy materials dated March
                                                        17, 1998).
Item 13   --   Certain Relationships and Related
                 Transactions.........................  Pages 4 to 7 of the Company's Proxy
                                                        Statement dated March 6, 1998 (as
                                                        supplemented by the Company's
                                                        additional proxy materials dated March
                                                        17, 1998).

                            ------------------------

              The Index to Exhibits is located on Pages 17 to 19.

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

     On November 1, 1996, The Dun & Bradstreet Corporation reorganized into three publicly traded independent companies by spinning off, through a tax-free distribution to shareholders (the "1996 Distribution"), two of its businesses. The two companies spun off in the 1996 Distribution were ACNielsen Corporation ("ACNielsen") and Cognizant Corporation ("Cognizant").

     On December 17, 1997, the Company announced a plan to reorganize into two publicly traded independent companies by spinning off, through a tax-free distribution to shareholders (the "1998 Distribution"), a subsidiary corporation comprising the Company's Risk Management Services segment. After the 1998 Distribution, the business of the Company will consist entirely of the Directory Information Services business conducted by Reuben H. Donnelley, and the Risk Management Services segment will comprise the business of a new publicly traded company that will succeed to the name "The Dun & Bradstreet Corporation." The 1998 Distribution is subject to final approval by the Company's board of directors and obtaining a ruling from the Internal Revenue Service with respect to the tax-free treatment of the distribution. The Company expects to complete the reorganization in the summer of 1998.

     (2) Not applicable.

     (b) The response to this item is incorporated herein by reference to Note 16 (Segment Information) on Pages 53 and 54 of the 1997 Annual Report.

     (c) The Dun & Bradstreet Corporation is a non-operating holding company whose revenue is derived primarily from dividends received from its subsidiaries. A descriptive narrative of the Company's business segments follows item (d).

     The number of full-time equivalent employees at December 31, 1997 was approximately 15,100.

     (d) The response to this item is incorporated herein by reference to Note 16 (Segment Information) on Pages 53 and 54 of the 1997 Annual Report.

     The Company is the world's leading marketer of information and services for business decision-making. Its operations can be divided into two business segments: Risk Management Services and Directory Information Services. The businesses formerly comprising the Marketing Information Services, Software Services and Other Business Services segments were spun-off pursuant to the 1996 Distribution and are treated as discontinued operations in the Company's historical financial statements. A narrative description of the Company's operations by business segment follows.

                            RISK MANAGEMENT SERVICES

DUN & BRADSTREET

     Dun & Bradstreet ("D&B") is the world's largest provider of business-to-business credit, marketing and purchasing information and receivables management services. D&B operates offices in 36 countries, conducts operations in two other countries via minority interests in joint venture companies, and operates through independent correspondents in over 150 additional countries. D&B gathers data through telephone and personal interviews with business managers and through third party sources. At the core of D&B's products and services are its worldwide database containing information on more than 48 million businesses, the

D-U-N-S numbering system (a numerical identification system used to identify corporate affiliations), and its ability to integrate business information from multiple sources and create decision support tools. Companies throughout the world use D&B's products and services to evaluate and make decisions about their working relationships with customers and suppliers; to improve efficiency and productivity; to identify growth opportunities and market their products more successfully; and to take actions that increase revenue, cash flow and profits. D&B conducts business in three general regions: United States; Europe, Africa and Middle East; and Asia-Pacific, Canada and Latin America.

  DUN & BRADSTREET, U.S.

     In the United States, D&B provides Value-Added Products, Credit Information Services, Marketing Information Services and Receivable Management Services, as described below.

     Value-Added Products

     Value-Added Products, which include Database Marketing Services, Predictive Scoring Services, Decision Support Services, Supplier Evaluation and Management Services, Software Partner Marketing and Internet Access, provide easy, open access to D&B's databases and allow D&B to embed its information in its customers' business processes and technology. These products and services are scalable for use on individual desktops, in networks and on computer hosts, and are designed to improve customers' decision making, speed-of-action and productivity and to help customers realize the full value of their information and technology investments.

     The D-U-N-S Numbering System is a critical component in D&B's Valued-Added Products. As a unique, universal identifier of more than 48 million businesses around the world, the D-U-N-S Number can help customers tap revenue and customer service opportunities by uncovering prospects and linking related customers' accounts, identifying cross-selling opportunities within the same corporate family, eliminating duplicate file entries in customer and supplier databases, and reducing operating costs and increasing purchasing power by linking interrelated suppliers.

     Database Marketing Services help give D&B's customers a better understanding of the profitability and performance of their customers by enhancing internal customer data with external information and analysis that can help target the most profitable customers and prospects, analyze market penetration, territory alignment and market segmentation and perform demand estimation. Predictive Scoring Services, such as the Commercial Credit Score, Industry-specific Credit Scores and OneScore, use statistical models to help D&B's customers predict the likelihood of delinquent payment or failure to pay within terms, while the Financial Stress Score is a statistical model that helps D&B's customers predict the likelihood that a customer or prospect will discontinue operations or file for bankruptcy. Decision Support Services include desktop decision support systems such as Risk Assessment Manager and Supplier Assessment Manager. These systems use the customers' rules to automate credit and purchasing decisions, respectively, using internal and external information, including D&B's predictive scores. Supplier Evaluation and Management Services provide information and analyses that help customers identify suppliers and assess the risk of doing business with them. Through alliances being developed with major business application software providers, Software Partner Marketing can cleanse, consolidate and migrate legacy customer and vendor data to a business's new enterprise application system, as well as provide real-time, online access to D&B information. Internet Access allows customers to access D&B information directly from D&B's Web site using secure transaction services and from the Web sites of certain third parties. D&B is also developing custom access to its databases via customers' Intranets.

     Value-Added Products, while a market leader in its industry, faces competition from various information services and software providers.

     Credit Information Services

     D&B provides business credit information on more than 11 million U.S. businesses. Its core credit information is available through a variety of company-specific reports, including the Business Information

Report, Payment Analysis Report, Alert Services and business reference directories. Customers can access this information via D&B's Web site, personal computer, mail, telephone, fax and customized connections between D&B and a customer's computer systems. Credit Information Services also distributes its products via a number of other firms, including leading vendors of online information services and the Web sites of certain third parties.

     The Business Information Report contains commercial credit information that may include the D&B Rating, PAYDEX Score, financials, summary information, public record data and payment history. The Payment Analysis Report provides information on a company's payment record and includes the PAYDEX Score, historical trends and industry comparisons. Alert Services provide businesses with the ability to monitor accounts or their portfolio for significant changes that could impact a customer, supplier or partner. The Dun & Bradstreet Reference Book of American Business contains approximately 3.4 million business listings in the United States and Puerto Rico.

     Customers use D&B's Credit Information Services to extend commercial credit, approve loans and leases, underwrite insurance, evaluate vendors, and make other financial and risk assessment decisions. D&B's largest customers for this information are major manufacturers and wholesalers, insurance companies, banks, and other credit and financial institutions.

     Traditionally, Credit Information Services were offered pursuant to an annual contract requiring a minimum volume commitment. In January 1998, D&B began to offer customers a choice of how to pay for these services. Customers can now continue to commit to a standard, annual discounted contract or opt for a flexible, monthly, pay-as-you-go discount plan, with no minimum usage requirement.

     Credit Information Services is the leading commercial credit-reporting agency in the United States. However, it faces competition from in-house operations of the businesses it seeks as customers and from other general and specialized credit reporting agencies and other information services providers. It believes the principal attributes in judging the competition are information quality, availability, service and price.

     Marketing Information Services

     Marketing Information Services provides business-to-business marketing information and analysis. This information is derived from D&B's database of information on more than 48 million businesses in 200 countries. The information is delivered in print, on diskette, magnetic tape and CD-ROM, through online information services and other third parties, and via D&B's Web site and the Web sites of certain third parties. These products and services help businesses conduct market segmentation, customer profiling, prospect selection and marketing list development.

     Market Data Retrieval ("MDR") offers marketing information that helps businesses sell to the education market. MDR's database includes information on course offerings, facilities and more than 4 million educators in 250,000 pre-school, elementary, secondary and higher educational institutions and libraries in the United States and Canada.

     Marketing Information Services, while a market leader in its industry, faces competition from data providers who have competitive distribution channels, delivery formats and data quality.

     Receivable Management Services

     Receivable Management Services ("RMS") provides its customers with a full range of accounts receivable management services, including third-party collection of accounts, letter demand services and receivables management outsourcing programs. These services substitute and/or enhance its customers' own internal management of accounts receivable.

     RMS services and collects delinquent receivables on behalf of 30,000 customers primarily in the business-to-business market. Principal markets include insurance, telecommunications, and transportation services. Customers select the applicable RMS service that best meets their receivable portfolio needs.

     RMS uses the Dun & Bradstreet name to communicate with debtors about delinquent accounts for collection services. Revenues are generally earned on a contingent fee basis. Receivables outsourcing programs are selected when customers seek to outsource their accounts receivable function to a third party vendor. Services include debt verification and collection, customer service functions and analytical reporting.

     RMS has sold franchises to third parties, which are given permission to sell debt collection services under the RMS name. These franchises cover portions of 27 states. RMS uses franchises to complement its field sales and telesales forces. These franchises are located in less concentrated markets where local presence is preferred. RMS continues to be responsible for all product fulfillment. Customer ownership remains with RMS with franchisees retaining exclusive access in their markets.

     Certain states require licensing for consumer and commercial debt collection. RMS, and in some instances the individual collectors, must be licensed in order to conduct business in these states. The laws under which such licenses are granted generally require annual license renewal and provide for denial, suspension or revocation for improper actions or other reasons.

     Internationally, RMS provides cross-border receivable services in which the RMS worldwide offices service cross-border claims for one another. This service has grown significantly, but comprises only 2 percent of RMS' total revenue.

     RMS is considered to be a leader in the commercial receivables management industry in the U.S. There are several consumer collection agencies that have larger receivables portfolios, particularly health care and credit card collection providers. The third-party commercial collection market is highly fragmented with over 5,000 collection agencies. The outsourcing market has significantly fewer competitors due to the need for larger scale operations by the receivables providers. Both markets are very price competitive with status and statistical reporting and speed of service as key qualitative attributes.

  DUN & BRADSTREET EUROPE, AFRICA AND MIDDLE EAST AND DUN & BRADSTREET ASIA-PACIFIC, CANADA AND LATIN AMERICA

     Dun & Bradstreet Europe, Africa and Middle East and Dun & Bradstreet Asia-Pacific, Canada and Latin America ("D&B Europe" and "D&B Asia-Pacific, Canada and Latin America," respectively) opened their first overseas office in 1857 and today conduct operations in offices and branches located throughout Europe, Latin America, Africa, the Middle East, Asia, Japan, the Pacific Rim and Canada.

     D&B Europe and D&B Asia-Pacific, Canada and Latin America provide substantially the same business-to-business credit, marketing and purchasing information and receivable management services outside the United States as those provided domestically by D&B U.S. D&B Europe and D&B Asia-Pacific, Canada and Latin America's major products and services include company-specific reports, analytical tools to help the customer make better business decisions, local and international credit-reference publications, marketing publications, marketing information systems, consumer-credit information, as well as receivables management services. Customers can access information via D&B's Web site and the Web sites of certain third parties, personal computer, mail, fax, CD-ROM, online information services and other third parties.

     In 1996, D&B Asia-Pacific, Canada and Latin America reorganized its operations in Brazil, Mexico, Chile and Venezuela. It continues to provide cross-border services originating in Latin America through local affiliates, small local operations centers and an operations center in Florida, and in the Asia-Pacific region is exploring possible joint venture and distribution arrangements to leverage its staff and data sourcing and distribution capabilities.

     D&B Europe continues to invest in data systems and is continuing its rollout to the European market of a new range of cross-border products. D&B Europe has also continued investing heavily in a new technology platform, which is expected to result in enhanced product/service flexibility as well as opportunities to streamline operations.

     D&B Europe and D&B Asia-Pacific, Canada and Latin America's operations are subject to the usual risks inherent in carrying on business in certain countries outside of the U.S., including currency fluctuations and possible nationalization, expropriation, price controls, changes in the availability of data from public sector sources, limits on providing information across borders or other restrictive governmental actions. Management believes that the risks of nationalization or expropriation are reduced because its basic service is the delivery of information, rather than the production of products that require manufacturing facilities or the use of natural resources.

     D&B Europe and D&B Asia-Pacific, Canada and Latin America face competition from banks, consumer information companies, application software developers, online content providers and in-house operations of businesses as well as direct competition from businesses providing similar services. D&B Europe is believed to be the largest single supplier of credit information services in Europe. The competition is primarily local and there are no competitors offering a comparable range of global services or capabilities.

MOODY'S INVESTORS SERVICE, INC.

     Moody's Investors Service, Inc. ("Moody's") publishes credit opinions on investment securities, assigning ratings to fixed-income securities and other credit obligations. It also provides a broad range of business and financial information. Moody's was founded in 1900. It now employs approximately 600 analysts and has a total of more than 1,500 associates located around the world. Moody's provides ratings and information on governmental and commercial entities in over 95 countries. Moody's customers include investors (both institutional and individual), banks and other financial intermediaries, and a wide range of corporate and governmental issuers of securities.

     Moody's publishes rating opinions on a broad range of credit obligations. These include various United States corporate and governmental obligations, Eurosecurities, structured finance securities and commercial paper issues. In recent years, Moody's has moved beyond its traditional bond ratings activity, assigning ratings to insurance companies' obligations, bank loans, derivative product companies, debt, mutual funds and derivatives. At the end of 1997, Moody's had outstanding ratings on approximately 85,000 corporate and 62,000 public finance obligations. Ratings are disseminated to the public through a variety of electronic and print media. Detailed descriptions of both the rated issue and issuer, along with a summary of the rationale for the assignment of the specific rating, also appear in various Moody's credit research products.

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

     Moody's also offers current and historical business and financial information for investment research and reference uses. Such information is published in more than 30 different products and services, including in manuals, handbooks and guides, as well as on CD-ROM and in other electronic formats. These products and services cover over 20,000 major U.S. and non-U.S. companies, as well as over 22,000 municipalities and governmental entities and their securities.

     Moody's international operations have continued to grow as a result of the expansion and development of international debt markets in recent years. Moody's maintains offices in 12 countries. Moody's non-U.S. operations are subject to the usual risks inherent in carrying on business in certain countries outside the U.S., including currency fluctuations and possible nationalization, expropriation, price controls and/or other restrictive governmental actions. Management believes that the risks of nationalization or expropriation are negligible. Moody's international business is not solely dependent on non-U.S. office staff, as these offices are supported by travel from Moody's internationally-focused personnel.

     Moody's is one of the two largest ratings agencies in the world. Both in the United States and internationally, competition is increasing as the volume of ratable credit-sensitive instruments increases and additional ratings agencies are created or existing agencies enter new markets.

     Moody's is registered as an investment advisor under the Investment Advisers Act of 1940.

                         DIRECTORY INFORMATION SERVICES

THE REUBEN H. DONNELLEY CORPORATION

     The Reuben H. Donnelley Corporation ("RHD") provides sales, marketing and publishing services for yellow pages and other directory products for more than 275 directories, operates in 14 states, and is the largest independent marketer of yellow pages advertising in the United States. RHD serves the yellow pages marketing needs of over a half million small and medium size businesses and service organizations that purchase yellow pages advertising.

     RHD's telephone company clients include Ameritech advertising services ("Aas"), Bell Atlantic Yellow Pages Company ("Bell Atlantic"), formerly NYNEX Information Resources Company, Sprint Publishing & Advertising and Centel Directory Company, both subsidiaries of Sprint Corporation ("Sprint"), in addition to other smaller telephone companies. RHD's client agreements include both partnership and agency relationships.

     DonTech, a partnership between RHD and Aas, was restructured in August 1997. Under the new structure, DonTech acts as the exclusive advertising sales agent for Ameritech's printed and Internet directories in Illinois and northwest Indiana. The restructured partnership continues to be a perpetual partnership. Under a separate agreement, RHD provides publishing services for Ameritech's Illinois and northwestern Indiana directories through 2003.

     RHD, as sales agent for Bell Atlantic, provides advertising sales services for directories published in substantially all of New York State. The agreement continues until 2005.

     RHD's relationship with Sprint includes the CenDon partnership agreement with Centel Directory Company, and related directory contracts with several of Sprint's operating subsidiaries, to publish, manufacture and distribute telephone directories in Florida, Nevada, North Carolina and Virginia. RHD, as sales agent, provides advertising sales and publishing services for Sprint's directories in the greater Orlando marketplace. Both the CenDon Partnership and the Sprint sales agency agreements continue until 2004.

     RHD's agency relationship with Cincinnati Bell Directory expired in August 1997. RHD launched a proprietary directory operation in Cincinnati, northern Kentucky and southwest Indiana in September 1997.

     In December 1997, RHD sold its proprietary yellow pages directories located in Delaware, Maryland, New Jersey, Pennsylvania, Virginia and the District of Columbia to Yellow Book USA L.P. ("Yellow Book"). As part of the asset sale, RHD assigned to Yellow Book its rights and responsibilities under the C-Don partnership agreement with Commonwealth Communications, Inc., as well as the joint venture agreements with North Pittsburgh Telephone Company, Conestoga Telephone and Telegraph, and Denver and Ephrata Telephone Company in Pennsylvania. Under a separate five-year agreement, RHD provides publishing services for the directories purchased by Yellow Book.

     RHD also has an agency agreement to provide sales and publishing services for CFW Telephone Company in Virginia.

     RHD's publishing and marketing operations provide a variety of leading-edge pre-press processes and information management services to produce or support print and electronic directory products. Core publishing services include graphics and ad composition, customer order processing, listing database management, and pagination. RHD provides for both clients and its own proprietary business some of the most comprehensive capabilities in the directory information industry, including tools and information to effectively conduct sales and marketing planning, sales management, sales compensation, and customer service activities. Publishing operations are based at its facilities in Raleigh, North Carolina and Dunmore, Pennsylvania. The advanced database management and publishing systems in Raleigh's state-of-the art facility became fully operational in 1997.

     Competition in the directory industry takes many forms and there is competition to varying degrees from other yellow pages publishers in some of the markets that RHD serves, although in most of its markets RHD represents the leading product in the market. There is also competition for advertising dollars by newspapers, radio, direct mail, online information services and television, and advances in technology have brought in new industry participants, new products and new channels. In response, RHD has developed non-traditional relationships with businesses not formerly associated with the yellow pages industry to develop revenues from other sources, including the sale of advertising for internet yellow pages as well as cable television advertising.

     The deregulation of the telecommunications industry as a result of the Telecommunications Act of 1996 is resulting in increased competition for local telephone service and expanded geographic markets for local telephone service providers, thereby opening up potential opportunities for directory publishers.

                             INTELLECTUAL PROPERTY

     The Company owns and controls a number of trade secrets, confidential information, trademarks, trade names, copyrights, patents and other intellectual property rights which, in the aggregate, are of material importance to the Company's business. Management of the Company believes that each of the "Dun & Bradstreet", "Moody's" and "Reuben H. Donnelley" names and related names, marks and logos are of material importance to the Company. The Company is licensed to use certain technology and other intellectual property rights owned and controlled by others, and, similarly, other companies are licensed to use certain technology and other intellectual property rights owned and controlled by the Company. The Company considers its trademarks, service marks, databases, software and other intellectual property to be proprietary and the Company relies on a combination of copyright, trademark, trade secret, patent, non-disclosure and contract safeguards for protection.

     The names of the Company's products and services referred to herein are trademarks, service marks or registered trademarks or service marks owned by or licensed to the Company or one or more of its subsidiaries.

ITEM 2.  PROPERTIES

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

RISK MANAGEMENT SERVICES

     Owned properties located within the U.S. total five, consisting of two buildings in Berkeley Heights, New Jersey, one each in Murray Hill and Parsippany, New Jersey, and one in New York, New York.

     Owned properties located outside the U.S. are located in Melbourne, Australia; Curitiba, Brazil; Santiago, Chile; Mexico City, Mexico; Caracas, Venezuela; High Wycombe, England; Lyon, France; Marseille, France; and Milan, Italy. The operations of this segment are also conducted from 84 leased offices located throughout the U.S. and 93 leased non-U.S. office locations.

DIRECTORY INFORMATION SERVICES

     Operations are conducted from 38 leased locations throughout the U.S.

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

  Information Resources

     In addition to the matters referred to above, on July 29, 1996, Information Resources, Inc. ("IRI") filed a complaint in the United States District Court for the Southern District of New York, naming as defendants the Company, A.C. Nielsen Company (a subsidiary of ACNielsen) and IMS International, Inc. (a subsidiary of Cognizant).

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

     On October 15, 1996, defendants moved for an order dismissing all claims in the complaint. On May 6, 1997, the United States District Court for the Southern District of New York issued a decision dismissing IRI's claim of attempted monopolization in the United States, with leave to replead within sixty days. The Court denied defendants' motion with respect to the remaining claims in the complaint. On June 3, 1997, defendants filed an answer denying the material allegations in IRI's complaint, and A.C. Neilsen Company filed a counterclaim alleging that IRI has made false and misleading statements about its services and commercial activities. On July 7, 1997, IRI filed an Amended and Restated Complaint repleading its alleged claim of monopolization in the United States and realleging its other claims. By notice of motion dated August 18, 1997, defendants moved for an order dismissing the amended claim. On December 1, 1997, the Court denied the motion and, on December 16, 1997, defendants filed a supplemental answer denying the remaining material allegations of the amended complaint.

     IRI's complaint alleges damages in excess of $350 million, which amount IRI asked to be trebled under antitrust laws. IRI also seeks punitive damages in an unspecified amount.

     In connection with the IRI action, Cognizant, ACNielsen and the Company entered into an Indemnity and Joint Defense Agreement (the "Indemnity and Joint Defense Agreement") pursuant to which they have agreed (i) to certain arrangements allocating potential liabilities ("IRI Liabilities") that may arise out of or in connection with the IRI action and (ii) to conduct a joint defense of such action. In particular, the Indemnity and Joint Defense Agreement provides that ACNielsen will assume exclusive liability for IRI Liabilities up to a maximum amount to be calculated at such time such liabilities, if any, become payable (the "ACN Maximum Amount"), and that the Company and Cognizant will share liability equally for any amounts in excess of the ACN Maximum Amount. The ACN Maximum Amount will be determined by an investment banking firm as the maximum amount which ACNielsen is able to pay after giving effect to (i) any plan submitted by such investment bank which is designed to maximize the claims-paying ability of ACNielsen without impairing the investment banking firm's ability to deliver a viability opinion (but which will not require any action requiring stockholder approval) and (ii) payment of related fees and expenses. For these purposes, financial viability means the ability of ACNielsen, after giving effect to such plan, the payment of related fees and expenses and the payment of the ACN Maximum Amount, to pay its debts as they become due and to finance the current and anticipated operating and capital requirements of its business, as reconstituted by such plan, for two years from the date any such plan is expected to be implemented.

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

     Listed below are the executive officers of the registrant at March 20, 1998 and brief summaries of their business experience during the past five years.

            NAME                                         TITLE                              AGE
            ----                                         -----                              ---
Volney Taylor**.............  Chairman of the Board and Chief Executive Officer             58
William F. Doescher.........  Senior Vice President and Chief Communications Officer        60
Nancy L. Henry..............  Senior Vice President and Chief Legal Counsel                 52
Elahe Hessamfar.............  Senior Vice President and Chief Information Officer           44
Frank R. Noonan.............  Senior Vice President and President -- The Reuben H.          55
                              Donnelley Corporation
Peter J. Ross...............  Senior Vice President and Chief Human Resources Officer       52
Frank S. Sowinski...........  Senior Vice President and Chief Financial Officer             41
Chester J. Geveda, Jr. .....  Vice President and Controller                                 51

---------------
 * Set forth as a separate item pursuant to Items 401(b) and (e) of Regulation S-K.

** Member of the Board of Directors since December 19, 1984.

     Mr. Taylor was elected Chairman of the Board and Chief Executive Officer, The Dun & Bradstreet Corporation, effective November 1, 1996. He served as Executive Vice President, The Dun & Bradstreet Corporation, from February 1, 1982 to October 31, 1996. Since January 1, 1991, he has also served as Chairman, Dun & Bradstreet.

     Mr. Doescher was elected Senior Vice President and Chief Communications Officer, The Dun & Bradstreet Corporation, effective November 1, 1996. Since April 1992, he has also served as Senior Vice President -- Global Communications, Dun & Bradstreet. He served as Vice President -- Public Relations and Advertising, The Dun & Bradstreet Corporation, from April 1983 until October 1996.

     Ms. Henry was elected Senior Vice President and Chief Legal Counsel, The Dun & Bradstreet Corporation, effective March 27, 1997. Prior thereto, she was with the law firm of Skadden, Arps, Slate, Meagher & Flom from 1980.

     Ms. Hessamfar was elected Senior Vice President and Chief Information Officer, The Dun & Bradstreet Corporation, effective August 18, 1997. Prior thereto, she served as Chief Information Officer of Turner Broadcasting System from July 1993 to August 1997. She previously served as Vice President Information Systems for PAC Bell Directories from May 1987 to July 1993.

     Mr. Noonan was elected Senior Vice President, The Dun & Bradstreet Corporation, and President, The Reuben H. Donnelley Corporation, effective November 1, 1996. He previously served, until October 1996, as Senior Vice President, The Dun & Bradstreet Corporation, since February 20, 1995, and as Chairman, President and Chief Executive Officer, The Reuben H. Donnelley Corporation, since August 7, 1991 (President), January 1, 1994 (Chief Executive Officer) and February 20, 1995 (Chairman).

     Mr. Ross was elected Senior Vice President and Chief Human Resources Officer, The Dun & Bradstreet Corporation, effective November 1, 1996. Since June 1988, he has also served as Senior Vice President -- Human Resources, Dun & Bradstreet.

     Mr. Sowinski was elected Senior Vice President and Chief Financial Officer, The Dun & Bradstreet Corporation, effective November 1, 1996. He served as Executive Vice President -- Applications & Alliances, Dun & Bradstreet, U.S. from November 1996 to December 1997, and as Executive Vice President -- Applications, Mass Marketing & Alliances, Dun & Bradstreet, U.S. from October 1993 to October 1996. Prior thereto, he served as Senior Vice President -- Finance & Planning, Dun & Bradstreet, U.S. from August 1989 to September 1993.

     Mr. Geveda was elected Vice President and Controller, The Dun & Bradstreet Corporation, effective November 1, 1996. Since November 1996, he has also served as Senior Vice President -- Finance, Dun & Bradstreet. From April 1993 until October 1996, he served as Senior Vice President -- Finance and Planning, Dun & Bradstreet, U.S. He had previously served as Senior Vice President -- Finance and Administration, Dun & Bradstreet Europe, Africa and Middle East, from September 1990 until March 1993.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

     Information in response to this Item is set forth under Dividends and Common Stock Information in "Management's Discussion and Analysis of Financial Condition and Results of Operations" on Page 34 of the 1997 Annual Report, which information is incorporated herein by reference.

ITEM 6.  SELECTED FINANCIAL DATA

     Selected financial data required by this Item is incorporated herein by reference to the information relating to the years 1993 through 1997 set forth in the "Five-Year Selected Financial Data" on Page 56 of the 1997 Annual Report.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Information in response to this Item is set forth in "Management's Discussion and Analysis of Financial Condition and Results of Operations" on Pages 29 to 34 of the 1997 Annual Report, which information is incorporated herein by reference.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Information in response to this Item is set forth in "Management's Discussion and Analysis of Financial Condition and Results of Operations" on Pages 29 to 34 of the 1997 Annual Report and in Note 5 (Financial Instruments with Off-Balance Sheet Risks) on Page 44 of the 1997 Annual Report, which information is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     See Index to Financial Statements and Schedules on Page 14.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information in response to this Item is incorporated herein by reference to the section entitled "Election of Directors" in the Company's Proxy Statement dated March 6, 1998 (as supplemented by the Company's additional proxy materials dated March 17, 1998) filed with the Securities and Exchange Commission, except that "Executive Officers of the Registrant" on Pages 10 and 11 of this report responds to Item 401(b) and (e) of Regulation S-K.

ITEM 11.  EXECUTIVE COMPENSATION

     Information in response to this Item is incorporated herein by reference to the section entitled "Compensation of Executive Officers and Directors" in the Company's Proxy Statement dated March 6, 1998 (as supplemented by the Company's additional proxy materials dated March 17, 1998) filed with the Securities and Exchange Commission.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information in response to this Item is incorporated herein by reference to the section entitled "Security Ownership of Management and Others" in the Company's Proxy Statement dated March 6, 1998 (as supplemented by the Company's additional proxy materials dated March 17, 1998) filed with the Securities and Exchange Commission.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information in response to this Item is incorporated herein by reference to the section entitled "Security Ownership of Management and Others" in the Company's Proxy Statement dated March 6, 1998 (as supplemented by the Company's additional proxy materials dated March 17, 1998) filed with the Securities and Exchange Commission.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) List of documents filed as part of this report.

          (1) Financial Statements.
           See Index to Financial Statements and Schedules on Page 14.

          (2) Financial Statement Schedules.
           See Index to Financial Statements and Schedules on Page 14.

          (3) Exhibits.
           See Index to Exhibits on Pages 17 to 19.

     (b) Reports on Form 8-K.
        Filed December 19, 1997, Item 5. Other Events reported.

     (c) Exhibits.
        See Index to Exhibits on Pages 17 to 19.

     (d) Financial Statement Schedules.
        See Index to Financial Statements and Schedules on Page 14.

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

                                             THE DUN & BRADSTREET CORPORATION
                                                       (Registrant)

                                          By:      /s/ VOLNEY TAYLOR

                                          --------------------------------------
                                                     (Volney Taylor,
                                          Chairman and Chief Executive Officer)

Date: March 20, 1998

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

                 /s/ VOLNEY TAYLOR                                  /s/ ROBERT J. LANIGAN
---------------------------------------------------  ---------------------------------------------------
                  (Volney Taylor,                               (Robert J. Lanigan, Director)
         Chairman, Chief Executive Officer
                   and Director)

               /s/ FRANK S. SOWINSKI                              /s/ VERNON R. LOUCKS JR.
---------------------------------------------------  ---------------------------------------------------
                (Frank S. Sowinski,                           (Vernon R. Loucks Jr., Director)
             Senior Vice President and
             Chief Financial Officer)

            /s/ CHESTER J. GEVEDA, JR.                             /s/ HENRY A. MCKINNELL
---------------------------------------------------  ---------------------------------------------------
              Chester J. Geveda, Jr.                           (Henry A. McKinnell, Director)
           Vice President -- Controller)

                /s/ HALL ADAMS, JR.                                   /s/ JOHN R. MEYER
---------------------------------------------------  ---------------------------------------------------
            (Hall Adams, Jr., Director)                           (John R. Meyer, Director)

          /s/ CLIFFORD L. ALEXANDER, JR.                            /s/ JAMES R. PETERSON
---------------------------------------------------  ---------------------------------------------------
      (Clifford L. Alexander, Jr., Director)                    (James R. Peterson, Director)

              /s/ MARY JOHNSTON EVANS                              /s/ MICHAEL R. QUINLAN
---------------------------------------------------  ---------------------------------------------------
          (Mary Johnston Evans, Director)                      (Michael R. Quinlan, Director)

             /s/ RONALD L. KUEHN, JR.
---------------------------------------------------
         (Ronald L. Kuehn, Jr., Director)

Date: March 20, 1998

                  INDEX TO FINANCIAL STATEMENTS AND SCHEDULES

FINANCIAL STATEMENTS:

     The Company's consolidated financial statements, the notes thereto and the related report thereon of Coopers & Lybrand L.L.P., independent accountants, for the years ended December 31, 1997, 1996 and 1995, appearing on Pages 35 to 56 of the accompanying 1997 Annual Report, are incorporated by reference into this Annual Report on Form 10-K (see below). The additional financial data indicated below should be read in conjunction with such consolidated financial statements.

                                                                         PAGE
                                                              ---------------------------
                                                                              1997 ANNUAL
                                                                  10-K          REPORT
                                                              ------------    -----------
CONSOLIDATED FINANCIAL STATEMENTS
Report of Independent Accountants...........................      F-7             35
Statement of Management Responsibility for Financial
  Statements................................................      F-7             35
At December 31, 1997 and 1996:
  Consolidated Balance Sheets...............................      F-9             37
For the years ended December 31, 1997, 1996 and 1995:
  Consolidated Statements of Operations.....................      F-8             36
  Consolidated Statements of Cash Flows.....................      F-10            38
  Consolidated Statements of Shareholders' Equity...........      F-11            39
  Notes to Consolidated Financial Statements................  F-12 to F-27     40 to 55
Management's Discussion and Analysis of Financial Condition
  and Results of Operations.................................   F-1 to F-6      29 to 34
Other Financial Information:
  Five-Year Selected Financial Data.........................      F-28            56
SCHEDULES:
  Report of Independent Accountants.........................       15             --
  II -- Valuation and Qualifying Accounts for the years
     ended December 31, 1997, 1996 and 1995.................       16             --

     Schedules other than the one listed above are omitted as not required or inapplicable or because the required information is provided in the consolidated financial statements, including the notes thereto.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Shareholders and the Board of Directors of The Dun & Bradstreet Corporation:

     Our report on the consolidated financial statements of The Dun & Bradstreet Corporation at December 31, 1997 and 1996, and for the years ended December 31, 1997, 1996 and 1995, which report includes an explanatory paragraph regarding the Company's change in certain revenue recognition accounting policies, has been incorporated by reference in this Form 10-K from page 35 of the 1997 Annual Report of The Dun & Bradstreet Corporation. In connection with our audits of such financial statements, we have also audited the related financial statement schedule listed in the index on page 14 of this Form 10-K.

     In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

                                          /s/ COOPERS & LYBRAND L.L.P.

New York, New York
February 13, 1998

                                                                     SCHEDULE II

               THE DUN & BRADSTREET CORPORATION AND SUBSIDIARIES

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

--------------------------------------------------------------------------------------------------------
                    COL. A                        COL. B        COL. C         COL. D          COL. E
--------------------------------------------------------------------------------------------------------
                                                              ADDITIONS
                                                  BALANCE     CHARGED TO                       BALANCE
                                                 BEGINNING    COSTS AND                        AT END
                  DESCRIPTION                    OF PERIOD     EXPENSES     DEDUCTIONS(A)     OF PERIOD
                  -----------                    ---------    ----------    -------------    -----------
                                                                      (IN MILLIONS)
ALLOWANCE FOR DOUBTFUL ACCOUNTS:
  For the Year Ended December 31, 1997.........    $38.1        $27.5          $(22.2)          $43.4
                                                   =====        =====          ======           =====
  For the Year Ended December 31, 1996.........    $35.7        $25.8          $(23.4)          $38.1
                                                   =====        =====          ======           =====
  For the Year Ended December 31, 1995.........    $47.8        $35.2          $(47.3)          $35.7
                                                   =====        =====          ======           =====

---------------
NOTE:

(a) Represents primarily the write-off of uncollectible accounts for which a reserve was provided.

                               INDEX TO EXHIBITS

REGULATION S-K
    EXHIBIT
    NUMBER
--------------
  (3)    Articles of Incorporation and By-laws.
           (a)   Restated Certificate of Incorporation of The Dun &
                 Bradstreet Corporation dated June 15, 1988 (incorporated
                 herein by reference to Exhibit 4(a) to Registrant's
                 Registration No. 33-25774 on Form S-8 filed November 25,
                 1988).
           (b)   By-laws of Registrant dated December 15, 1993 (incorporated herein by reference to Exhibit E to Registrant's Annual
                 Report on Form 10-K for the year ended December 31, 1993,
                 file number 1-7155, filed March 25, 1994).
  (4)    Instruments Defining the Rights of Security Holders, Including
         Indentures.
           (a)   Credit Agreement, dated as of August 30, 1996, among The Dun
                 & Bradstreet Corporation, The Borrowing Subsidiaries Party
                 Hereto, The Lenders Party Hereto, The Chase Manhattan Bank,
                 Citibank, N.A. and Morgan Guaranty Trust Company of New
                 York, $1,000,000,000 Revolving Credit and Competitive
                 Advance Facility (incorporated herein by reference to
                 Exhibit 4(a) to Registrant's Annual Report on Form 10-K for
                 the year ended December 31, 1996, file number 1-7155, filed
                 March 27, 1997). Another Instrument with respect to an issue of long term debt has not been filed as an exhibit to this
                 Annual Report on Form 10-K, as the authorized principal
                 amount of such issue does not exceed 10% of total assets of registrant and subsidiaries on a consolidated basis. The Dun
                 & Bradstreet Corporation agrees to furnish a copy of such
                 instrument to the Commission upon request.
          *(b)   Notice dated April 10, 1997 of election by The Dun &
                 Bradstreet Corporation to reduce commitments under
                 $1,000,000,000 Revolving Credit and Competitive Advance
                 Facility to $750,000,000.
 (10)    Material Contracts.
         *+(a)   Nonfunded Deferred Compensation Plan for Non-Employee
                 Directors of Registrant, as amended July 16, 1997.
         *+(b)   Pension Benefit Equalization Plan, as amended July 16, 1997.
         *+(c)   Profit Participation Benefit Equalization Plan, as amended and restated effective July 16, 1997.
         *+(d)   1982 Key Employees Stock Option Plan for Registrant and
                 Subsidiaries, as amended July 16, 1997.
         *+(e)   1991 Key Employees Stock Option Plan for Registrant and
                 Subsidiaries, as amended July 16, 1997.
          +(f)   Form of Limited Stock Appreciation Rights Agreement Relating
                 to Incentive Stock Options (incorporated herein by reference to Exhibit 28(f) to Registrant's Registration No. 33-44551
                 on Form S-8, filed December 18, 1991).
          +(g)   Form of Limited Stock Appreciation Rights Agreement Relating
                 to Non-Qualified Stock Options (incorporated herein by
                 reference to Exhibit 28(g) to Registrant's Registration No.
                 33-44551 on Form S-8, filed December 18, 1991).
         *+(h)   Form of Limited Stock Appreciation Rights Agreement Relating
                 to Stock Options, effective for grants made on and after
                 November 15, 1996.
         *+(i)   Key Employees Performance Unit Plan for Registrant and
                 Subsidiaries, as amended December 17, 1997.
          +(j)   Corporate Management Incentive Plan, as amended February 19,
                 1997 (incorporated herein by reference to Exhibit A to
                 Registrant's Proxy Statement dated March 27, 1997, file
                 number 1-7155).

REGULATION S-K
    EXHIBIT
    NUMBER
--------------
         *+(k)   1989 Key Employees Restricted Stock Plan for Registrant and
                 Subsidiaries, as amended July 16, 1997.
         *+(l)   Forms of Change-in-Control Severance Agreement, as amended
                 July 16, 1997.
         *+(m)   Supplemental Executive Benefit Plan, as amended July 16,
                 1997.
         *+(n)   Restricted Stock Plan for Non-Employee Directors, as amended
                 July 16, 1997.
          +(o)   Executive Transition Plan, as amended February 19, 1997
                 (incorporated by reference to Exhibit 10(s) to Registrant's
                 Annual Report on Form 10-K for the year ended December 31,
                 1996, file number 1-7155, filed March 27, 1997).
         *+(p)   1996 The Dun & Bradstreet Corporation Non Employee
                 Directors' Stock Incentive Plan, as amended December 17,
                 1997.
         *+(q)   Special Corporate Management Incentive Plan, adopted
                 December 17, 1997.
           (r)   Amended and Restated Agreement of Limited Partnership of D&B
                 Investors L.P., dated April 1, 1997 (incorporated by
                 reference to Exhibit 10(u) to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997, file
                 number 1-7155, filed August 14, 1997).
          *(s)   Amendment No. 1, dated July 14, 1997, to the Amended and
                 Restated Agreement of Limited Partnership of D&B Investors,
                 L.P., dated April 1, 1997.
           (t)   Agreement to Retire General Partner Interest dated October
                 21, 1996 by and between D&B Investors L.P. and IMS America,
                 Ltd. (incorporated by reference to Exhibit 10(w) to
                 Registrant's Annual Report on Form 10-K for the year ended
                 December 31, 1996, file number 1-7155, filed March 27,
                 1997).
           (u)   Distribution Agreement dated as of October 28, 1996, among the Company, Cognizant Corporation and ACNielsen Corporation
                 (incorporated by reference to Exhibit 10(x) to Registrant's
                 Annual Report on Form 10-K for the year ended December 31,
                 1996, file number 1-7155, filed March 27, 1997).
           (v)   Tax Allocation Agreement dated as of October 28, 1996, among the Company, Cognizant Corporation and ACNielsen Corporation
                 (incorporated by reference to Exhibit 10(y) to Registrant's
                 Annual Report on Form 10-K for the year ended December 31,
                 1996, file number 1-7155, filed March 27, 1997).
           (w)   Employee Benefits Agreement dated as of October 28, 1996,
                 among the Company, Cognizant Corporation and ACNielsen
                 Corporation (incorporated by reference to Exhibit 10(z) to
                 Registrant's Annual Report on Form 10-K for the year ended
                 December 31, 1996, file number 1-7155, filed March 27,
                 1997).
           (x)   Indemnity and Joint Defense Agreement dated as of October
                 28, 1996, among the Company, Cognizant Corporation and
                 ACNielsen Corporation (incorporated by reference to Exhibit
                 10(aa) to Registrant's Annual Report on Form 10-K for the
                 year ended December 31, 1996, file number 1-7155, filed
                 March 27, 1997).

REGULATION S-K
    EXHIBIT
    NUMBER
--------------
*(13)    Annual Report to Security Holders.
                 1997 Annual Report
*(18)    Letter Re Change in Accounting Principles.
*(21)    Subsidiaries of the Registrant.
                 List of Active Subsidiaries as of January 31, 1998
*(23)    Consents of Experts and Counsel.
                 Consent of Coopers & Lybrand L.L.P.
*(27)    Financial Data Schedule.

---------------
* Filed herewith.

+ Represents a management contract or compensatory plan.