Form 10-Q
period 1998-03-31
DUN & BRADSTREET CORP
filed 1998-05-12
CIK 30419

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549


                                    FORM 10-Q

(Mark one)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                  For the quarterly period ended March 31, 1998

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                       For the transition period from to
          ------------------------------- -----------------------------

                          Commission file number 1-7155


                        THE DUN & BRADSTREET CORPORATION
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             Delaware                                   13-2740040
-----------------------------------        ------------------------------------
-----------------------------------        ------------------------------------
      (State of Incorporation)             (I.R.S. Employer Identification No.)

One Diamond Hill Road, Murray Hill, NJ                     07974
--------------------------------------     ------------------------------------
--------------------------------------     ------------------------------------
(Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code         (908) 665-5000
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

      Title of Class                                  Shares Outstanding
       Common Stock,                                   at April 30, 1998
  par value $1 per share                                  171,665,841

                        THE DUN & BRADSTREET CORPORATION

                               INDEX TO FORM 10-Q



PART I. FINANCIAL INFORMATION

                                                                      PAGE
Item 1. Financial Statements

Consolidated Statements of Operations (Unaudited)
      Three Months Ended March 31, 1998 and 1997                        3

Consolidated Balance Sheets (Unaudited)
      March 31, 1998 and December 31, 1997                              4

Consolidated Statements of Cash Flows (Unaudited)
      Three Months Ended March 31, 1998 and 1997                        5

Notes to Consolidated Financial Statements (Unaudited)                 6-10

Item 2. Management's Discussion and Analysis of Financial
            Condition and Results of Operations                       11-14



PART II.  OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K                                15

SIGNATURES




Dun & Bradstreet Corporation and Subsidiaries
Consolidated Statements of Operations (Unaudited)

                                                                                                           Three Months Ended
                                                                                                                March 31,
                                                                                                     ------------------------------
Amounts in millions, except per share data                                                                1998             1997
-----------------------------------------------------------------------------------------------------------------------------------
Operating Revenues                                                                                   $   471.1        $   436.4

-----------------------------------------------------------------------------------------------------------------------------------

Operating Costs                                                                                          145.3            133.2

Selling and Administrative Expenses                                                                      197.6            190.1

Depreciation and Amortization                                                                             35.4             35.2

-----------------------------------------------------------------------------------------------------------------------------------

Operating Income                                                                                          92.8             77.9

-----------------------------------------------------------------------------------------------------------------------------------

Interest Income                                                                                            0.9              0.1

Interest Expense                                                                                          (7.3)           (21.2)

Other Expense - Net                                                                                       (6.5)            (1.4)

-----------------------------------------------------------------------------------------------------------------------------------

Non-Operating Expense - Net                                                                              (12.9)           (22.5)

-----------------------------------------------------------------------------------------------------------------------------------

Income from Continuing Operations before Provision for
      Income Taxes                                                                                        79.9             55.4

Provision for Income Taxes                                                                                28.4             18.9

-----------------------------------------------------------------------------------------------------------------------------------

Income from Continuing Operations                                                                         51.5             36.5

Income(Loss) from Discontinued Operations,  Net of Income Taxes of $8.1 for 1998
      and Income Tax Benefit of $0.7 for 1997                                                             12.0             (1.6)
-----------------------------------------------------------------------------------------------------------------------------------

Income before Cumulative Effect of Accounting Changes                                                     63.5             34.9

Cumulative Effect of Accounting Changes, Net of Income Tax Benefit
      of $104.1                                                                                             -            (150.6)

-----------------------------------------------------------------------------------------------------------------------------------

Net Income (Loss)                                                                                     $   63.5        $  (115.7)

-----------------------------------------------------------------------------------------------------------------------------------

Basic Earnings (Loss) Per Share of Common Stock:
      Continuing Operations                                                                           $    0.30       $     0.21

      Discontinued Operations                                                                              0.07            (0.01)

-----------------------------------------------------------------------------------------------------------------------------------

      Before Cumulative Effect of Accounting Changes                                                       0.37             0.20

      Cumulative Effect of Accounting Changes, Net of Income Tax Benefit                                    -              (0.88)

-----------------------------------------------------------------------------------------------------------------------------------

Basic Earnings (Loss) Per Share of Common Stock                                                       $    0.37       $    (0.68)

-----------------------------------------------------------------------------------------------------------------------------------

Diluted Earnings (Loss) Per Share of Common Stock:
      Continuing Operations                                                                           $    0.30       $     0.21

      Discontinued Operations                                                                              0.07            (0.01)

-----------------------------------------------------------------------------------------------------------------------------------

      Before Cumulative Effect of Accounting Changes                                                       0.37             0.20

      Cumulative Effect of Accounting Changes, Net of Income Tax Benefit                                    -              (0.87)

-----------------------------------------------------------------------------------------------------------------------------------

Diluted Earnings (Loss) Per Share of Common Stock                                                     $    0.37       $    (0.67)
-----------------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------------

Dividends Paid Per Share of Common Stock                                                              $    0.22       $     0.22

-----------------------------------------------------------------------------------------------------------------------------------

Weighted Average Number of Shares Outstanding - Basic                                                    171.2            171.2

-----------------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------------

Weighted Average Number of Shares Outstanding - Diluted                                                  174.1            172.7

-----------------------------------------------------------------------------------------------------------------------------------


The accompanying notes are an integral part of the consolidated financial statements.




The Dun & Bradstreet Corporation and Subsidiaries
Consolidated Balance Sheets (Unaudited)

                                                                                               March 31,           December 31,
Dollar amounts in millions, except per share data                                                   1998                   1997
-------------------------------------------------------------------------------------------------------------------------------
Assets

Current Assets
Cash and Cash Equivalents                                                                       $  116.6              $   81.8
Accounts Receivable---Net of Allowance of $45.2 in 1998 and $39.4 in 1997                          474.5                 454.5
Other Current Assets                                                                               244.8                 269.2
                                                                                          ---------------       ---------------
                    Total Current Assets                                                           835.9                 805.5
---------------------------------------------------------------------------------------------------------       ---------------

Non-Current Assets
Investments and Notes Receivable                                                                    12.8                  12.3
Property, Plant and Equipment                                                                      306.9                 317.2
Prepaid Pension Costs                                                                              194.6                 190.7
Computer Software                                                                                  128.7                 128.0
Goodwill                                                                                           186.9                 194.6
Other Non-Current Assets                                                                           139.6                 141.2
                                                                                          ---------------       ---------------
                    Total Non-Current Assets                                                       969.5                 984.0
---------------------------------------------------------------------------------------------------------       ---------------

Net Assets of Discontinued Operations                                                              282.5                 296.5
                                                                                          ---------------       ---------------

Total Assets                                                                                    $2,087.9              $2,086.0
---------------------------------------------------------------------------------------------------------       ---------------

---------------------------------------------------------------------------------------------------------       ---------------
Liabilities and Shareholders' Equity

Current Liabilities
Notes Payable                                                                                   $  364.8              $  451.5
Accrued and Other Current Liabilities                                                              449.2                 472.0
Unearned Subscription Income                                                                       640.4                 573.5
                                                                                          ---------------       ---------------
                    Total Current Liabilities                                                    1,454.4               1,497.0

Postretirement and Postemployment Benefits                                                         387.1                 389.0
Other Non-Current Liabilities                                                                      390.7                 388.3
Minority Interest                                                                                  301.9                 301.9

Shareholders' Equity
Preferred Stock, par value $1 per share, authorized---10,000,000 shares;
     outstanding---none
Common Stock, par value $1 per share, authorized---400,000,000 shares;
     issued---188,420,996 shares for 1998 and 1997                                                 188.4                 188.4
Capital Surplus                                                                                     80.2                  80.2
Retained Earnings                                                                                  396.2                 405.2
Treasury Stock, at cost, 16,850,856  and 17,853,652 shares
     for 1998 and 1997, respectively                                                              (906.5)               (964.0)
Cumulative Translation Adjustment                                                                 (167.1)               (162.6)
Minimum Pension Liability Adjustment                                                               (37.4)                (37.4)
---------------------------------------------------------------------------------------------------------       ---------------
Total Shareholders' Equity                                                                        (446.2)               (490.2)

---------------------------------------------------------------------------------------------------------       ---------------
Total Liabilities and Shareholders' Equity                                                      $2,087.9              $2,086.0
---------------------------------------------------------------------------------------------------------       ---------------


The accompanying notes are an integral part of the consolidated financial statements.




The Dun & Bradstreet Corporation and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)
                                                                                        Quarter Ended         Quarter Ended
Dollar amounts in millions                                                             March 31, 1998        March 31, 1997
----------------------------------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities:
Net Income (Loss)                                                                           $    63.5             $  (115.7)
Less: Income (Loss) from Discontinued Operations                                                 12.0                  (1.6)

----------------------------------------------------------------------------------------------------------------------------
  Income (Loss) from Continuing Operations                                                       51.5                (114.1)

Reconciliation of Net Income (Loss) to Net Cash
  Provided by Operating Activities:
    Cumulative Effect of Accounting Change, Net of Income Tax Benefit                               -                 150.6

    Depreciation and Amortization                                                                35.4                  35.2

    Postemployment Benefit Payments                                                              (5.1)                 (9.9)

    Net Increase in Accounts Receivable                                                         (25.3)                (78.3)

    Accrued Income Taxes                                                                         38.5                 (10.4)

    Increase in Long Term Liabilities                                                             4.5                  30.0

    Net Decrease in Other Working Capital Items                                                  44.9                 118.0

    Other                                                                                        (1.3)                  1.8
----------------------------------------------------------------------------------------------------------------------------
Net Cash Provided by Operating Activities                                                       143.1                 122.9
----------------------------------------------------------------------------------------------------------------------------

Cash Flows from Investing Activities:
Proceeds from Sales of Marketable Securities                                                      3.9                   0.1

Payments for Marketable Securities                                                               (4.3)                    -

Capital Expenditures                                                                            (10.0)                 (4.0)

Additions to Computer Software and Other Intangibles                                            (16.1)                (13.1)

Other                                                                                            (7.6)                 (8.9)
----------------------------------------------------------------------------------------------------------------------------
Net Cash (Used In) Provided by Investing Activities                                             (34.1)                (25.9)
----------------------------------------------------------------------------------------------------------------------------

Cash Flows from Financing Activities:
Payment of Dividends                                                                            (37.7)                (37.7)

Payments for Purchase of Treasury Shares                                                            -                  (1.7)

Net Proceeds from Exercise of Stock Options                                                      22.6                  13.1

(Decrease)  in Other Short-term Borrowings                                                      (85.9)                (99.2)

Other                                                                                            (0.2)                 (0.3)
----------------------------------------------------------------------------------------------------------------------------
Net Cash Used in Financing Activities                                                          (101.2)               (125.8)
----------------------------------------------------------------------------------------------------------------------------
Effect of Exchange Rate Changes on Cash and Cash Equivalents                                      1.1                   2.2
----------------------------------------------------------------------------------------------------------------------------
(Decrease) Increase in Cash and Cash Equivalents                                                  8.9                 (26.6)

Net Cash Provided by Discontinued Operations                                                     25.9                  51.2

Cash and Cash Equivalents , Beginning of Quarter                                                 81.8                 127.8
----------------------------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents, End of Quarter                                                       116.6                 152.4
----------------------------------------------------------------------------------------------------------------------------


The accompanying notes are an integral part of the consolidated financial statements.


THE DUN & BRADSTREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 - Interim Consolidated Financial Statements

These interim consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and should be read in conjunction with the consolidated financial statements and related notes of The Dun & Bradstreet Corporation's (the "Company") 1997 Annual Report on Form 10-K. The consolidated results for interim periods are not necessarily indicative of results for the full year or any subsequent period. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of financial position, results of operations and cash flows at the dates and for the periods presented have been included. Certain prior-year amounts have been reclassified to conform to the 1998 presentation.


Note 2 - Reorganization and Discontinued Operations


On December 17, 1997, the Board of Directors of the Company announced a plan, subject to receiving a favorable ruling from the Internal Revenue Service, to separate into two publicly traded companies- The Dun & Bradstreet Corporation ("New D&B") and R.H. Donnelley Corporation ("Donnelley"). The separation (the "Distribution") of the two companies will be accomplished through a tax-free dividend of a new entity comprised of the Company's Risk Management Services segment (Moody's Investors Service ("Moody's") and Dun & Bradstreet, the operating company ("D&B")). The new entity, New D&B, will be known as "The Dun & Bradstreet Corporation" and the continuing entity will change its name to "R.H. Donnelley Corporation" and will consist of the Company's Directory Information Services segment (R.H. Donnelley Inc., the operating company, and the DonTech partnership). In April 1998, the Company received a favorable ruling from the Internal Revenue Service with respect to the tax-free treatment of the Distribution. The transaction is expected to be completed in the summer of 1998. Due to the relative significance of the Risk Management Services segment, the transaction will be accounted for as a reverse spin-off, and as such the Risk Management Services and Directory Information Services segments have been classified as continuing and discontinued operations, respectively.

For purposes of governing certain of the ongoing relationships among the Company and Donnelley as a result of the Distribution, the companies will enter into various agreements, including a Distribution Agreement, Tax Allocation Agreement, Employee Benefits Agreement, Intellectual Property Agreement, Shared Transaction Services Agreement, Data Services Agreement and a Transition Services Agreement.

Pursuant to Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," the consolidated financial statements of the Company have been reclassified to reflect the Company's Directory Information Services segment as discontinued operations.

For financial reporting purposes the assets and liabilities of the Directory Information Services segment have been separately classified on the balance sheet as "Net Assets of Discontinued Operations." A summary of these assets and liabilities at March 31, 1998 and December 31, 1997 was as follows (in millions):

                                                                          March 31, 1998    December 31, 1997
                                                                       -----------------    -----------------
            Current assets                                                      $   89.8            $    92.7
            Total assets                                                           341.5                362.3
            Current liabilities                                                     57.8                 64.6
            Total liabilities                                                       59.0                 65.8
                                                                             ------------         ------------
            Net assets of discontinued operations                               $  282.5            $   296.5


The net operating results of the Directory Information Services segment have been reported in the caption "Income (Loss) from Discontinued Operations," in the consolidated statements of operations. Summarized operating results for the Directory Information Services segment for the quarters ended March 31, were as follows:

                                                                                   1998                  1997*
                                                                                  ------                ------
            Operating revenues                                                  $   41.5            $    19.0
            Income before provision for income taxes                                20.1                 (2.3)
            Net income                                                          $   12.0            $    (1.6)

*1997 included the results of the East Coast proprietary operations of Donnelley.

Note 3   - Reconciliation of Weighted Average Shares

(share data in thousands)                                                          1998                  1997
                                                                                  ------                ------
Weighted average number of shares-basic                                          171,153               171,189
Dilutive effect of shares issuable under stock options, restricted
   stock and performance unit plans                                                2,731                 1,257
Adjustment of shares applicable to stock options exercised during
   the period and performance unit plans                                             220                   204
                                                                                ---------             ---------
Weighted average number of shares-diluted                                        174,104               172,650
                                                                                =========             =========


As required by Statement of Financial Accounting Standards ("SFAS") No. 128, Earnings per Share," the Company has provided a reconciliation of basic weighted average shares to diluted weighted average shares within the table outlined above. The conversion of diluted shares has no impact on the Company's operating results. All options outstanding at March 31, 1998 and 1997 were included in the computation of diluted earnings per share because the options' exercise prices were less than the average market price of the Company's common stock. The Company's options generally expire 10 years after the initial grant date.


Note 4 - Comprehensive Income

Effective January 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income." This statement requires that all items recognized under accounting standards as components of comprehensive earnings be reported in a financial statement for the period in which they are recognized and displayed with the same prominence as other financial statements. This statement also requires that financial statements for prior periods are reclassified. The Company's total comprehensive income for the three month period ended March 31, was as follows:

                                                                                   1998                  1997
                                                                                --------              --------
            Net income (loss)                                                   $  63.5             $  (115.7)
            Other comprehensive loss - foreign currency
            translation adjustment                                                 (4.5)                 (7.5)
                                                                                --------              --------
            Total comprehensive income                                          $  59.0             $  (123.2)


Note 5 - Notes Payable

In connection with the Distribution, the Company will borrow approximately $550 million. A portion of the proceeds of this borrowing will be used to repay existing indebtedness of the Company. This approximately $550 million of debt will become an obligation of Donnelley after the Distribution.


Note 6 - Financial Instruments with Off-Balance-Sheet Risk

The Company enters into interest rate swap agreements to manage exposure to changes in interest rates. Interest rate swaps allow the Company to raise funds at floating rates and effectively swap them into fixed rates that are lower than those available to it if fixed-rate borrowings were made directly. If the Company terminates a swap agreement, the gain or loss is amortized over the shorter of the remaining original life of the swap or the debt. At March 31,1998, the unrealized fair value of the interest rate swaps was a loss of $11.7 million, of which $3.8 million ($.6 million in the first quarter of 1998 and $3.2 million in 1997) has been recognized in income relating to swaps which do not qualify for settlement accounting. In connection with the Distribution and repayment of outstanding notes payable, the Company will cancel all of its interest rate swap agreements and will record into income the previously unrecognized fair value loss at the time of termination.


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

In connection with the Distribution, the Company and Donnelley will enter into an agreement whereby the Company will retain all potential liabilities arising from the IRI Action.

Management is unable to predict at this time the final outcome of the IRI Action or whether the resolution of this matter could materially affect the Company's results of operations, cash flows or financial position.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

On December 17, 1997, the Board of Directors of the Company announced a plan to separate into two publicly traded companies - The Dun & Bradstreet Corporation ("New D&B") and R.H. Donnelley Corporation ("Donnelley"). The separation (the "Distribution") of the two companies will be accomplished through a tax-free dividend of a new entity comprised of Moody's Investors Service ("Moody's") and Dun & Bradstreet, the operating company ("D&B"). The new entity, New D&B, will be known as "The Dun & Bradstreet Corporation" and the continuing entity will change its name to "R.H. Donnelley Corporation" and will consist of R.H. Donnelley Inc., the operating company and the DonTech partnership. Due to the relative significance of Moody's and D&B, the transaction will be accounted for as a reverse spin-off, and as such Moody's and D&B have been classified as continuing operations and R.H. Donnelley Inc. and DonTech have been classified as discontinued operations. In April 1998, the Company received a favorable ruling from the Internal Revenue Service with respect to the tax-free treatment of the Distribution. The transaction is expected to be completed in the summer of 1998.

Pursuant to Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," the consolidated financial statements of the Company have been reclassified to reflect the reorganization. Accordingly, revenues, costs and expenses, assets and liabilities, and cash flows of R.H. Donnelley Inc. and DonTech have been excluded from the respective captions in the Consolidated Statements of Operations, Consolidated Balance Sheets and Consolidated Statements of Cash Flows. The net operating results have been reported, net of applicable income taxes, as "Income from Discontinued Operations", the net assets have been reported as "Net Assets of Discontinued Operations" and the net cash flows have been reported as "Net Cash Provided by Discontinued Operations."


Results of Operations

The Company's first quarter 1998 income from continuing operations of $51.5 million was up $15.0 million or 41% from the prior year's first quarter results from continuing operations. Earnings per share from continuing operations (basic and diluted) of $.30 was up 43% from the prior year's earnings per share from continuing operations of $.21. The Company's first quarter net income was $63.5 million or $.37 per share, both basic and diluted. This compares with a first quarter 1997 net loss of $115.7 million, or a $.68 per share loss basic, $.67 per share loss diluted. The 1997 results include a one-time, non-cash charge for the cumulative effect of accounting changes of $150.6 million after-tax ($.88 per share basic, $.87 per share diluted), with respect to certain of the Company's revenue recognition methods. Effective January 1, 1997, the Company changed its revenue recognition method for its Credit Information Services business and changed certain of its revenue recognition methods in the Marketing Information Services, Receivables Management Services and Moody's businesses. In accordance with APB No. 20, "Accounting Changes," the cumulative effect of these accounting changes resulted in a pre-tax non-cash charge of $254.7 million ($150.6 million after-tax).

Operating revenues for the first quarter were up 8% to $471.1 million in 1998 from $436.4 million in 1997. Revenues for D&B of $338.6 million were up 2% from the prior year. Excluding the impact of foreign currency fluctuations, revenue growth for D&B was 6%. D&B U.S. posted an 8% increase in first quarter revenue, driven by solid growth in traditional credit products, as well as strong performance in sales of Value Added Products and Database Marketing. D&B Europe's revenues decreased 8%, driven by unfavorable foreign exchange fluctuations. Excluding foreign exchange, Europe's results improved modestly, up 1% over the prior year. Growth in the UK, Eastern Europe, Italy, Holland and Portugal were offset by declines in Switzerland, Norway and Germany. Revenues from D&B's other regions were up 3%, driven by a 13% improvement in Receivable Management Services and growth in Latin America, partially offset by declines in Canada and Asia Pacific resulting from unfavorable foreign exchange. Moody's posted revenue growth of 25% to $132.5 million over the prior year reflecting the continuing favorable interest rate environment, the continuing trend toward the globalization of capital markets and Moody's success in product innovation.

Operating income for the first quarter of 1998 of $92.8 million was 19% higher than 1997 first quarter operating income of $77.9 million. This growth reflects the strong revenue results noted above and continued efforts to control costs.

Non-operating expense-net was $12.9 million for the first quarter of 1998 compared with non-operating expense-net of $22.5 million for the first quarter of 1997. This significant decrease was a result of sharply lower interest expense, driven by lower debt and strong cash flow versus prior year.

The effective tax rate was 35.5% for the first quarter of 1998 compared to 34.1% in 1997.

Income from discontinued operations, net of income taxes, was $12.0 million for the first quarter of 1998 compared to a loss of $1.6 million for the same period in 1997. Revenue for Donnelley totaled $41.5 million, an increase of $22.5 million from $19.0 million reported in the first quarter of 1997 (which included $.8 million of revenues of the East Coast proprietary operations of Donnelley ("P-East") which was sold in the fourth quarter of 1997). This strong increase is the result of a one-time shift of approximately $19 million in revenues from the DonTech partnership as well as growth in sales of advertising for both DonTech's Illinois directories and for Sprint's Las Vegas directory. Certain revenue that in previous years was reported in later quarters of the year is being reported in the first quarter this year, a result of the August 1997 restructuring of the DonTech partnership agreement with Ameritech advertising services. Operating income for Donnelley for the first quarter of 1998 was $20.1 million, up $22.4 million from 1997 (which included the $0.9 million operating loss of P-East), due mainly to the DonTech revenue shift.

Adoption of Statements of Financial Accounting Standards ("SFAS")

In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131"), which revises disclosure requirements about operating segments and establishes standards for related disclosures about products and services, geographic areas and major customers. SFAS No. 131 requires that public business enterprises report financial and descriptive information about their reportable operating segments. The statement is effective for fiscal years beginning after December 15, 1997, and requires restatement of prior years in the initial year of application. SFAS No. 131 is expected to affect the Company's segment disclosures, but will not affect the Company's results of operations, financial position or cash flows. The Company is in the process of evaluating the disclosure requirements.

In February 1998, the FASB issued SFAS No. 132, "Employers' Disclosure about Pensions and Other Postretirement Benefits" ("SFAS No. 132"). SFAS No. 132 revises employers' disclosures about pension and other postretirement benefit plans. SFAS No. 132 is effective for fiscal years beginning after December 15, 1997. Restatement of disclosures for earlier periods provided for comparative purposes are required unless the information is not readily available. The Company is in the process of evaluating the disclosure requirements. The adoption of SFAS No. 132 will have no impact on the Company's results of operations, financial position or cash flows.

Liquidity and Financial Position

At March 31, 1998, cash and cash equivalents totaled $116.6 million, an increase of $34.8 million from $81.8 million held at December 31, 1997. Cash provided by continuing operations during the first quarter of 1998 was $8.9 million, while discontinued operations generated $25.9 million. In comparison, during the first quarter of 1997, cash and cash equivalents increased by $24.6 million with continuing operations using $26.6 million and discontinued operations generating $51.2 million. However, all interest expense, taxes and corporate overhead costs have been borne by the continuing operations of the Company. Additionally, costs incurred to complete the Distribution will be the responsibility of the Company.

Operating activities generated net cash of $143.1 million during the first quarter of 1998 compared to $122.9 million in 1997. This increase is consistent with the improvement in the income from continuing operations.

Net cash used in investing activities was $34.1 million for the first quarter of 1998 compared to $25.9 million in 1997. In the first quarter of 1998 the Company invested $26.1 million for capital expenditures and additions to computer software and other intangibles compared to $17.1 million in the comparable period in 1997.

Net cash used in financing activities was $101.2 million during the first quarter of 1998 compared to $125.8 million in the first quarter of 1997. Payments of dividends accounted for $37.7 million in both 1998 and 1997. During the first quarter of 1998, the Company reduced short-term borrowings by $85.9 million compared to $99.2 million in the first quarter of 1997. Proceeds from the exercise of stock options were $22.6 million for the first quarter of 1998 compared to $13.1 million in 1997.

In January 1997, the Company announced a continuation of its systematic stock repurchase plan, authorizing the purchase of up to 9.8 million shares of common stock. The shares repurchased were to be held in treasury to issue upon exercise of employee stock options and for compensation plans. Upon the announcement of the Distribution the systematic plan was suspended. The Company used $1.7 million during the first quarter of 1997 to repurchase treasury shares. In connection with the Distribution, these shares will be treasury shares of Donnelley. The Company intends to start a new systematic stock repurchase plan in 1998.

In connection with the Distribution, the Company will borrow approximately $550 million. A portion of the proceeds of this borrowing will be used to repay existing indebtedness of the Company. This debt will be an obligation of Donnelley after the Distribution.

The Company has interest rate swap agreements, which effectively fix interest rates on $300.0 million of variable-rate debt through January 2005, at a weighted average fixed rate of 6.84% (see Note 6 to the consolidated financial statements). Currently, a portion of the swaps is marked-to-market through earnings. In connection with the repayment of the outstanding notes payable at the time of the Distribution, the Company will cancel its outstanding interest rate swap agreements and recognize into income any previously unrecognized loss. At March 31, 1998, the unrealized fair value of these agreements was a loss of $11.7 million, of which $3.8 million had been recorded as interest expense in 1998 and 1997 ($.6 million in 1998 and $3.2 million in 1997).

Management estimates that one-time cash outlays of approximately $25 million to $30 million, including the costs to terminate the interest rate swaps, will be required to complete the Distribution of the Company. These costs will be recorded as incurred.

Dividends
On April 15, 1998, the Board of Directors approved a second quarter 1998 dividend of $.22 per share, payable June 10, 1998 to shareholders of record at the close of business May 20, 1998.

PART II.  OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.

(a)     Exhibits:

        (27) Financial Data Schedule


(b)     Reports on Form 8-K:

There were no reports on Form 8-K filed during the quarter ended March 31, 1998.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                        THE DUN & BRADSTREET CORPORATION


Date: May 12, 1998          By: FRANK S. SOWINSKI
                                -----------------------------------------------
                                Frank S. Sowinski
                                Senior Vice President - Chief Financial Officer



Date: May 12, 1998          By: CHESTER J. GEVEDA, JR.
                                -----------------------------------------------
                                Chester J. Geveda, Jr.
                                Vice President and Controller