Form 10-K/A
period 1997-12-31
DUN & BRADSTREET CORP
filed 1998-06-29
CIK 30419

                       ==================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                         -----------------------------
                                   FORM 10-K/A
                                 AMENDMENT NO. 1

(Mark One)
     X
__________ Annual Report Pursuant to Section 13 or 15(d) of the Securities
           Exchange Act of 1934 [Required]
           For the fiscal year ended December 31, 1997

                                       OR

__________ Transition Report Pursuant to Section 13 or 15(d) of the Securities
           Exchange Act of 1934 [Fee Required]
           For the Transition Period From __________ to __________.

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

The undersigned registrant hereby amends its Annual Report on Form 10-K, for the year ended December 31, 1997 by amending the Index to Exhibits to add new exhibits 99a and 99b as described below and by filing such new exhibits:

Exhibit 99a - Form 11-K Annual Report for the fiscal year ended December 31,
              1997 of the Profit Participation Plan of The Dun & Bradstreet Corporation.

Exhibit 99b - Form 11-K Annual Report for the fiscal year ended December 31,
              1997 of the DonTech Profit Participation Plan.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.


                                             THE DUN & BRADSTREET CORPORATION
                                                       (Registrant)


                                      By:   __________________________________
                                                     Chester J. Geveda Jr.
                                                 Vice President and Controller




Date: June 22, 1998

INDEX TO EXHIBITS

Regulation S-K                                                      Exhibit to
Exhibit Number                                                      this Report

(3) Articles of Incorporation and By-laws.
     (a) Restated Certificate of Incorporation of The Dun & Bradstreet Corporation dated June 15, 1988 (incorporated herein by reference to Exhibit 4(a) to Registrant's Registration No. 33-25774 on Form S-8 filed November 25,
         1988).
     (b) By-laws of Registrant dated December 15, 1993 (incorporated herein by reference to Exhibit E to Registrant's Annual Report on Form 10-K for the year ended December 31, 1993, file number 1-7155, filed March 25, 1994).
(4) Instruments Defining the Rights of Security Holders,
    Including Indentures.
     (a) Credit agreement, dated as of August 30, 1996, among The Dun & Bradstreet Corporation , The borrowing Subsidiaries Party Hereto, The Lenders Party Hereto, The Chase Manhattan Bank, Citibank, N.A. and Morgan Guaranty Trust Company of New York, $1,000,000,000 Revolving Credit and Competitive Advance Facility (incorporated herein by reference to Exhibit 4(a) to Registrant's Annual Report on Form 10-K for the year ended December 31, 1997, file number 1-7155, filed March 27, 1998. Another Instrument with respect to an issue of long term debt has not been filed as an exhibit to this Annual Report on Form 10-K, as the authorized principal amount of such issue does not exceed 10% of total assets of registrants and subsidiaries on a consolidated basis. The Dun & Bradstreet Corporation agrees to furnish a copy of such instruments to the Commission upon request.
    *(b) Notice dated April 10, 1997 of election by the Dun &
         Bradstreet Corporation to reduce commitments under $1,000,000,000 Revolving Credit and Competitive Advance Facility to $750,000,000
(10) Material Contracts.
    *(a) Nonfunded Deferred Compensation Plan for Non-Employee
         Directors of Registrants as amended July 16, 1997.
    *(b) Pension Benefit Equalization Plan, as amended July, 16,
         1997.
    *(c) Profit Participation Benefit Equalization Plan, as
         amended and restated effective July 16, 1997.
    *(d) 1982 Key Employees Stock Option Plan for Registrants and
         Subsidiaries, as amended July 16, 1997.
    *(e) 1991 Key Employees Stock Option Plan for Registrant and
         Subsidiaries, as amended July 16,1997.
     (f) Form of Limited Stock Appreciation Rights Agreement Relating to Incentive Stock Options (incorporated herein by reference to Exhibit 28(f) to Registrants. Registration No. 33-44551 on Form S-8 filed December 18,
         1991).
     (g) Form of Limited Stock Appreciation Rights Relating to Non Qualified Stock Options (incorporated herein by reference to Exhibits 28(g) to Registrant's Registration No. 33-44551 on Form S-8, filed December 18, 1991).
    *(h) Form of Limited Stock Appreciation Rights Agreement
         Relating to Stock Options, effective for grants made on and after November 15,1996.
    *(i) Key Employees Performance Unit Plan Registrant and
         Subsidiaries, as amended December 17, 1997.
     (j) Corporate Management Incentive Plan, as amended February 19, 1997 (incorporated herein by reference to Exhibit A to registrant's Proxy Statement dated March 27, 1997, file number 1-7155).
    *(k) 1989 Key Employees Restricted Stock Plan for Registrant and Subsidiaries, as amended July 16, 1997.

Regulation S-K                                                      Exhibit to
Exhibit Number                                                      this Report

    *(l) Forms of Change-in-Control Severance Agreement, as
         amended July 16, 1997.
    *(m) Supplement Executive Benefit Plan as amended July 16,
         1997.
    *(n) Restricted Stock Plan for Non-Employee Directors, as
         amended July 16, 1997.
     (o) Executive Transition Plan, as amended February 19, 1997
         (incorporated by reference to Exhibit 10(s) to
         Registrant's Annual Report on Form 10-K for the year
         ended December 31, 1996, file number 1-7155 filed March
         27, 1997).
    *(p) 1996 The Dun & Bradstreet Corporation Non Employee
         Directors' Stock Incentive Plan, as amended December 17,
         1997.
    *(q) Special Corporate Management Incentive Plan, adopted
         December 17, 1997.
     (r) Amended and Restated Agreement of Limited Partnership of
         D&B Investors L.P., dated April 1, 1997 (incorporated by
         reference to Exhibit 10(u) to Registrant's Quarterly
         Report on Form 10-Q for the quarter ended June 30, 1997,
         file number 1-7155 filed August 14, 1997).
    *(s) Amendment No. 1, dated July 14, 1997, to Amended and
         Restated Agreement of Limited Partnership of D&B
         Investors, L.P., dated April 1, 1997.
     (t) Agreement to Retire General Partner Interest dated
         October 21, 1996 by and between D&B Investors L.P. and
         IMS America, LTD (incorporated by reference to Exhibit
         10(w) to Registrant's Annual Report on Form 10-K for the
         year ended December 31, 1996, file number 1-7155, filed
         March 27, 1997).
     (u) Distribution Agreement dated as of October 28, 1996,
         among the Company, Cognizant Corporation and
         AC Nielsen Corporation (incorporated by reference to
         Exhibit 10(x) to Registrant's Annual Report on Form 10-K
         for the year ended December 31, 1996, file number 1-7155,
         filed March 27, 1997).
     (v) Tax Allocation Agreement dated as of October 28, 1996, among the Company, Cognizant Corporation and AC Nielsen
         Corporation (incorporated by reference to Exhibit 10(y)
         to Registrant's Annual Report on Form 10-K for the year
         ended December 31, 1996, file number 1-7155, filed March
         27, 1997).
     (w) Employee Benefits Agreement dated as of October 28, 1996, among the Company, Cognizant Corporation and AC Nielsen
         Corporation (incorporated by reference to Exhibit 10(z)
         to Registrant's Annual Report on Form 10-K for the year
         ended December 31, 1996, file number 1-7155, filed March
         27, 1997).
     (x) Indemnity and Joint Defense Agreement dated as of October
         28, 1996, among the Company, Cognizant Corporation and AC
         Nielsen Corporation (incorporated by reference to Exhibit
         10(aa) to Registrant's Annual Report on Form 10-K for the
         year ended December 31, 1996, file number 1-7155, filed
         March 27, 1997).
*(13) Annual Report to Security Holders 1997 Annual Report
*(18) Letter Re Change in Accounting Principles.
*(21) Subsidiaries of the Registrants.
*(23) Consents of Experts and Counsel. Consent of Coopers & Lybrand
*(27) Financial Data Schedule
 (99) Additional Exhibits
      (a) Form 11-K Annual Report for the fiscal year ended
          December 31, 1997 of the Profit Participation Plan
          of The Dun & Bradstreet Corporation                     Exhibit 99(a)
      (b) Form 11-K Annual Report for the fiscal year ended
          December 31, 1997 of the DonTech Profit Participation
          Plan                                                    Exhibit 99(b)


* Filed with Form 10-K on March 20, 1998; not included with this amendment