Form 10-K/A
period 1997-12-31
DUN & BRADSTREET CORP
filed 1998-06-30
CIK 30419

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------
                                 FORM 10-K/A-2
(MARK ONE)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
                 FOR THE TRANSITION PERIOD FROM      TO      .

                        COMMISSION FILE NUMBER: 1-7155.

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

================================================================================

     The undersigned registrants hereby amends the following items, financial statements, exhibits or other portions of its Annual Report on Form 10-K for the year ended December 31, 1997 as set forth below:

ITEM 6.  SELECTED FINANCIAL DATA

     The following data is qualified in its entirety by the Consolidated Financial Statements of D&B. The financial data as of and for each of the years in the five year period ended December 31, 1997 have been derived from the audited financial statements of D&B, which financial statements as of December 31, 1996 and 1997 and for each of the years in the three year period ended December 31, 1997 are contained elsewhere in this Annual Report. The following financial data should also be read in conjunction with the information contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's Consolidated Financial Statements and Notes thereto appearing elsewhere in this Annual Report.

                                                               FOR THE YEAR ENDED DECEMBER 31,
                                                   --------------------------------------------------------
                                                     1993        1994        1995        1996        1997
                                                   --------    --------    --------    --------    --------
                                                         (AMOUNTS IN MILLIONS, EXCEPT PER SHARE DATA)
RESULTS OF OPERATIONS:
  Operating Revenues...........................    $1,676.4    $1,685.0    $1,735.3    $1,782.5    $1,811.0
  Costs and Expenses(1)........................     1,513.7     1,337.9     1,522.4     1,725.3     1,407.3
                                                   --------    --------    --------    --------    --------
  Operating Income.............................       162.7       347.1       212.9        57.2       403.7
  Non-Operating (Expense)
    Income -- Net..............................         1.6       (35.1)      (68.0)      (71.2)      (71.3)
                                                   --------    --------    --------    --------    --------
  Income from Continuing Operations before
    Provision for Income Taxes.................       164.3       312.0       144.9       (14.0)      332.4
  Provision for Income Taxes...................        50.4       110.4        49.6       102.1       113.4
                                                   --------    --------    --------    --------    --------
  Income (Loss) from:
    Continuing Operations......................       113.9       201.6        95.3      (116.1)      219.0
    Discontinued Operations, Net of Income
      Taxes(2).................................       166.4       428.0       225.9        72.3        92.0
                                                   --------    --------    --------    --------    --------
  Income (Loss) before Cumulative Effect of
    Accounting Changes.........................       280.3       629.6       321.2       (43.8)      311.0
  Cumulative Effect of Accounting Changes, Net
    of Income Tax Benefit(3)...................      (242.1)         --          --          --      (127.0)
                                                   --------    --------    --------    --------
  Net Income (Loss)............................    $   38.2    $  629.6    $  321.2    $  (43.8)   $  184.0
                                                   ========    ========    ========    ========    ========
BASIC EARNINGS (LOSS) PER SHARE OF COMMON
  STOCK:
  Continuing Operations........................    $   0.65    $   1.18    $   0.56    $  (0.69)   $   1.28
  Discontinued Operations......................        0.94        2.52        1.33        0.43        0.54
                                                   --------    --------    --------    --------    --------
  Before Cumulative Effect of Accounting
    Changes....................................        1.59        3.70        1.89       (0.26)       1.82
  Cumulative Effect of Accounting Changes, Net
    of Income Tax Benefit(3)...................       (1.36)         --          --          --        (.74)
                                                   --------    --------    --------    --------    --------
Basic Earnings (Loss) Per Share of Common
  Stock........................................    $   0.23    $   3.70    $   1.89    $  (0.26)   $   1.08
                                                   ========    ========    ========    ========    ========
DILUTED EARNINGS (LOSS) PER SHARE OF COMMON
  STOCK:
  Continuing Operations........................    $   0.64    $   1.17    $   0.55    $  (0.69)   $   1.27
  Discontinued Operations......................        0.93        2.50        1.32        0.43        0.53
                                                   --------    --------    --------    --------    --------
  Before Cumulative Effect of Accounting
    Changes....................................        1.57        3.67        1.87       (0.26)       1.80
  Cumulative Effect of Accounting Changes, Net
    of Income Tax Benefit(3)...................       (1.35)         --          --          --        (.73)
                                                   --------    --------    --------    --------    --------
Diluted Earnings (Loss) Per Share of Common
  Stock........................................    $   0.22    $   3.67    $   1.87    $  (0.26)   $   1.07
                                                   ========    ========    ========    ========    ========
OTHER DATA:
Dividends Per Share............................    $   2.40    $   2.56    $   2.63    $   1.82    $   0.88
Dividends Paid.................................    $  423.0    $  435.2    $  446.1    $  310.8    $  150.6
Weighted Average Number of Shares
  Outstanding --
  Basic........................................       177.2       169.9       169.5       170.0       170.8
  Diluted......................................       179.1       171.7       171.6       170.0(5)    172.6

                                                                      AS OF DECEMBER 31,
                                                   --------------------------------------------------------
                                                                          HISTORICAL
                                                   --------------------------------------------------------
                                                     1993        1994        1995        1996        1997
                                                   --------    --------    --------    --------    --------
                                                                    (AMOUNTS IN MILLIONS)
BALANCE SHEET:
  Total Assets(4)..............................    $3,575.4    $3,759.8    $3,644.9    $2,225.4    $2,086.0
  Shareholders' Equity.........................    $1,086.6    $1,294.0    $1,158.3    $ (455.3)   $ (490.2)

---------------

(1) 1993 included restructuring expense of $158.8 million partially offset by gains of $13.6 million for the redemption of preferred shares received from the 1991 sale of Donnelley Marketing, $9.5 million on the sale of Donnelley Marketing and $8.9 million for the redemption of notes related to the 1992 sale of Datastream International. 1994 included restructuring expense and a non-recurring charge of $66.7 million partially offset by a gain on the sale of DunsNet of $36.0 million. 1995 included a fourth-quarter non-recurring charge of $188.5 million partially offset by gains of $90.0 million and $28.0 million for the sale of Interactive Data Corporation and warrants received in connection with the sale of Donnelley Marketing, respectively. 1996 included one-time charges of $161.2 million for reorganization costs and the loss on the sale of American Credit Indemnity of $68.2 million.

(2) Income taxes on discontinued operations were $109.0 million, $139.4 million, $73.4 million, $145.1 million and $52.2 million in 1993, 1994, 1995, 1996 and 1997, respectively.

(3) 1993 included the impact of $127.1 million or $.72 per share basic and $.71 per share diluted for the adoption of SFAS No. 112 and $115.0 million or $.64 per share (basic and diluted) for the adoption of SFAS No. 106. 1997 included the impact of a change in revenue recognition policies (see Note 1 to the D&B Consolidated Financial Statements).

(4) Includes net assets of discontinued operations of $1,626.0 million, $1,809.3 million, $1,652.2 million, $430.6 million and $296.5 million as of December 31, 1993, 1994, 1995, 1996 and 1997, respectively. 1993, 1994 and 1995 net assets of discontinued operations included the net assets of Cognizant Corporation and ACNielsen Corporation of $1,186.4 million, $1,342.3 million and $1,207.3 million, respectively.

(5) The exercise of potentially dilutive shares has not been assumed for the year ended December 31, 1996, since the result is antidilutive.

ITEM 7. MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     On December 17, 1997, the Board of Directors of The Dun & Bradstreet Corporation (the "Company" or "D&B") announced a plan to separate into two publicly traded companies, the Dun & Bradstreet Corporation ("New D&B") and R.H. Donnelley Corporation. The separation of the two companies will be accomplished through a tax-free dividend to D&B's stockholders of New D&B Common Stock, which will represent a continuing interest in businesses to be conducted by New D&B. After the Distribution, D&B's only business will be the R.H. Donnelley Business, and the shares of D&B Common Stock held by D&B stockholders will represent a continuing ownership interest only in that business. In connection with the Distribution, D&B will change its name to "R.H. Donnelley Corporation" (and therefore from and after the Distribution, D&B Common Stock will be "R.H. Donnelley Common Stock"), and New D&B will change its name to "The Dun & Bradstreet Corporation". D&B has received a ruling from the Internal Revenue Service to the effect that the Distribution will be tax-free for Federal income tax purposes. New D&B will consist of D&B Inc. and Moody's.

     On November 1, 1996, D&B reorganized into three publicly traded independent companies by spinning off through a tax-free distribution (the "1996 Distribution") two new companies, (1) Cognizant and (2) ACNielsen, to shareholders. In conjunction with the 1996 Distribution, D&B also disposed of Dun & Bradstreet Software ("DBS") and NCH Promotional Services ("NCH"). After the transaction was completed, D&B's continuing operations consisted of D&B Inc., Moody's and the R.H. Donnelley Business. For purposes of effecting the 1996 Distribution and governing certain of the ongoing relationships among D&B, Cognizant and ACNielsen after the 1996 Distribution and to provide for an orderly transition, D&B, Cognizant and ACNielsen entered into various agreements, as described in Note 2 to D&B's consolidated financial statements.

     Pursuant to Accounting Principles Board Opinion ("APB") No. 30, "Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," the consolidated financial statements of D&B have been reclassified to reflect both the Distribution and the 1996 Distribution. Accordingly, revenues, costs and expenses and cash flows of R.H. Donnelley, Cognizant, ACNielsen, DBS and NCH have been excluded from the respective captions in the Consolidated Statements of Operations and Consolidated Statements of Cash Flows. The net operating results of these entities have been reported, net of applicable income taxes, as "Income (Loss) from Discontinued Operations," and the net cash flows of these entities have been reported as "Net Cash (Used In) Provided by Discontinued Operations". The assets and liabilities of the R.H. Donnelley Business have been excluded from the respective captions in the Consolidated Balance Sheets and have been reported as "Net Assets of Discontinued Operations".

RESULTS OF OPERATIONS

  Year ended December 31, 1997 Compared with Year ended December 31 1996

     D&B's basic earnings per share from continuing operations were $1.28 in 1997, up $1.97 from a loss of $.69 per share reported in 1996. On a diluted basis, D&B reported earnings per share from continuing operations of $1.27 per share compared with a loss of $.69 per share reported in 1996. The 1996 loss included all corporate overhead expenses associated with D&B prior to the 1996 Distribution and certain transaction-related expenses. D&B's basic earnings per share in 1997 were $1.08, up $1.34 from a loss of $.26 per share reported in 1996. On a diluted basis, D&B reported earnings per share of $1.07 compared with a loss of $.26 in 1996. The 1997 results include a one-time, non-cash charge for the cumulative effect of accounting changes ($.74 per share basic, $.73 per share diluted), with respect to certain of D&B's revenue recognition methods. Effective January 1, 1997, D&B changed its revenue recognition method for its Credit Information Services and Moody's businesses. In accordance with APB No. 20, "Accounting Changes," the cumulative effect of these accounting changes resulted in a pre-tax non-cash charge of $214.7 million ($127.0 million after-tax).

     For Credit Information Services revenue is now recognized as products and services are used by its customers, which the Company believes is a better measure of the performance. Prior to 1997, the Company recorded revenue from its Credit Information Services business on a contract sales basis, while in 1997 revenue was recognized based on usage of products as measured in units. Units used in 1997, 1996 and 1995 were approximately, 30.7 million, 29.7 million and 29.8 million, respectively.

     The company also changed certain of its revenue recognition methods for its Marketing Information Services and Receivable Management Services businesses. Previously, the Company included the effect of these changes as part of the cumulative effect of accounting changes in the Consolidated Statements of Operations effective January 1, 1997. Subsequent to the initial issuance of the financial statements and after discussions with the staff of the Securities and Exchange Commission, it was determined that the accounting for these changes in revenue recognition methods be amended and therefore applied retroactively for all periods presented. As such the pre-tax non-cash charge was reduced by $40.0 million ($23.6 after-tax).

     Operating revenues grew 1.6% to $1,811.0 million from $1,782.5 million in 1996. Excluding the results of American Credit Indemnity ("ACI"), which was divested in 1996, revenue growth would have increased 5.3% from 1996. Moody's reported revenues of $457.4 million in 1997, up 18.7% from 1996, driven by gains in corporate bonds, increased coverage in the mortgage-backed market and continued expansion outside the U.S. Corporate bonds displayed strong volume growth, especially in the high-yield market, where volumes were 30% above the prior year. D&B Inc.'s 1997 revenues were up 1.6% to $1,353.6 million. D&B U.S. revenues were up 6.3%, including increases in Marketing Information Services of 13.7% and Receivables Management Services of 9.9%. D&B Europe's 1997 revenues of $426.1 million were 4.3% lower than 1996, resulting from the increased strength of the U.S. dollar. Excluding the impact of foreign exchange, D&B Europe would have reported a 4.0% increase in revenues. Other D&B Inc. regions reported an 8.8% decrease in operating revenues to $93.8 million from $102.8 million, primarily as a result of phasing out certain unprofitable operations in Latin America.

     Operating income in 1997 of $403.7 million increased $346.5 million from $57.2 million in 1996. 1996 operating income included $161.2 million in transaction costs incurred in conjunction with D&B's 1996 Distribution and a $68.2 million loss attributable to the sale of ACI. Excluding these non-recurring items, 1997 operating income would have been up 40.9% from $286.6 million in 1996. Operating income growth reflected strong growth at Moody's and growth in D&B U.S., partially offset by declines in the international operations of D&B Inc.

     1997 operating costs and selling and administrative expenses increased by 3.7% to $1,226.6 million, excluding corporate expenses in each year, since 1996 included costs associated with the corporate structure prior to the 1996 Distribution.

     Non-operating expense-net of $71.3 million in 1997, which primarily included interest expense on notes payable, and minority interest costs (included in other expense-net), was essentially unchanged compared with 1996. Interest expense in 1997 included a $3.2 million charge to mark-to-market certain interest rate swaps and a $2.9 million charge as a result of interest rate swap cancellations. These charges were offset by lower financing costs in 1997.

     In 1997, D&B's effective tax rate from continuing operations was 34.1%. Due to tax implications of the 1996 Distribution, discussed below, the 1996 effective tax rate was 729.3%. The underlying effective tax rate, excluding these one-time items for 1996, was approximately 34%.

     Income from discontinued operations, net of income taxes, was $92.0 million in 1997 and $230.5 million in 1996. Operating results of the R.H. Donnelley Business comprised the income from discontinued operations in 1997, while 1996 includes operating results of the R.H. Donnelley Business and NCH for the full year and Cognizant, ACNielsen and DBS for the ten months ended October 31, 1996. The R.H. Donnelley Business operating income included a gain on the sale of the East Coast proprietary operations of the R.H. Donnelley Business ("P-East") of $9.4 million in 1997 and a loss on the sale of the West Coast proprietary operations of the R.H. Donnelley Business ("P-West") of $28.5 million in 1996. Also recorded in 1996 was a loss on the disposition of DBS of $220.6 million ($158.2 million after-tax). Additionally, D&B sold NCH in the fourth quarter of 1996. No gain or loss resulted from the sale.

  Year ended December 31, 1996 Compared with Year ended December 1995

     D&B incurred a loss from continuing operations in 1996 of $116.1 million, or $.69 basic earnings per share ($.69 diluted earnings per share) compared with earnings of $95.3 million, or $.56 basic earnings per share ($.55 diluted earnings per share) in 1995. 1996 results included all corporate overhead expenses associated with D&B prior to the 1996 Distribution and certain transaction-related expenses. 1995 results included certain non-recurring charges and gains.

     Operating revenues from continuing operations for the year ended December 31, 1996 grew 2.7% to $1,782.5 million from $1,735.3 million in 1995. Excluding the results of divested businesses, revenue growth would have increased 6.6% from 1995. Moody's reported revenues of $385.3 million in 1996, up 16.9% from 1995, driven by strong corporate and municipal bond market volumes during the year. D&B Inc.'s 1996 revenues were up 4.0% to $1,332.3 million. D&B U.S. revenues were up 4.0%, including increases in Marketing Information Services of 9.7% and Receivables Management Services of 12.2%. D&B Europe and other D&B regions were up 3.1% and 7.8%, respectively.

     Operating income in 1996 of $57.2 million decreased from $212.9 million in the prior year. Included in operating income in 1996 was $161.2 million in transaction costs incurred in connection with D&B's 1996 Distribution. These costs included $75.0 million for professional and consulting fees and $86.2 million primarily for settlement of executive compensation plans and retention bonuses. Also included in 1996 operating income was the $68.2 million loss incurred as a result of the sale of ACI in October of 1996. 1995 operating costs included gains on both the sales of Interactive Data Corporation ("IDC") of $90.0 million and warrants received in connection with the previous divestiture of Donnelley Marketing of $28.0 million, offset by a non-recurring charge of $188.5 million recorded in the fourth quarter of 1995. This charge primarily reflected an impairment loss in connection with the adoption of the provisions of Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ($93.7 million), a provision for postemployment benefits ($56.3 million) under D&B's severance plan, an accrual for contractual obligations that have no future economic benefits and for penalties to cancel certain contracts ($19.8 million) and other asset revaluations ($18.7 million).

     Operating costs and selling and administrative expenses, excluding the effects of divestitures, transaction costs associated with the 1996 Distribution and the fourth-quarter non-recurring charge, increased 8.6% in 1996 compared with 1995. The increase reflects D&B's investments in new products and services.

     D&B reported 1996 non-operating expense-net of $71.2 million compared with non-operating expense-net of $68.0 million in 1995. The increase was attributable, in part, to lower interest income earned due to the high cash requirements of the 1996 Distribution and the sale of ACI, which held $111.5 million of marketable securities at the date of the sale.

     Despite a loss from continuing operations, the provision for income taxes was $102.1 million in 1996. D&B's effective tax rate was 729.3% in 1996 and 34.2% in 1995. In 1996, the higher effective tax rate primarily reflected the non-deductibility of certain transaction costs, lower tax benefits on losses from divested businesses and certain foreign taxes incurred in connection with the 1996 Distribution. The underlying effective tax rate, excluding these one-time items for 1996, was approximately 34%.

     Income from discontinued operations, net of income taxes, was $230.5 million in 1996 compared with $225.9 million in the prior year. 1996 includes the operating results of the R.H. Donnelley Business and NCH for the full year and Cognizant, ACNielsen and DBS for the ten months ended October 31, 1996, while 1995 includes the operating results of all of those entities for the full year. The R.H. Donnelley Business' 1996 results include a loss on the disposition of P-West of $28.5 million. D&B also reported a loss on the disposition of DBS, which was completed in the fourth quarter of 1996, of $220.6 million ($158.2 million after tax). Additionally, D&B sold NCH in the fourth quarter of 1996, with no resulting gain or loss recorded on the disposition. The 1995 results were affected by the fourth-quarter non-recurring charge of $206.3 million after tax.

ADOPTION OF STATEMENTS OF FINANCIAL ACCOUNTING STANDARDS

     In February 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 128, "Earnings per Share" ("SFAS No. 128"), which simplifies existing computational guidelines, revises disclosure requirements and increases the comparability of earnings per share data on an international basis. D&B adopted the statement in 1997, which required restatement of all prior-period per share data presented.

     In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"), which establishes standards for reporting and displaying comprehensive income and its components in a full set of general-purpose financial statements. D&B adopted the statement in 1998.

     Also in June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131"), which revises disclosure requirements about operating segments and establishes standards for related disclosures about products and services, geographic areas and major customers. SFAS No. 131 requires that public business enterprises report financial and descriptive information about their reportable operating segments. The statement will be adopted by D&B effective year end December 31, 1998 and will require restatement of prior years. SFAS No. 131 is expected to affect D&B's segment disclosures, but will not affect D&B's results of operations, financial position or cash flows. D&B is in the process of evaluating the disclosure requirements.

NON-U.S. OPERATING AND MONETARY ASSETS

     D&B has operations in 38 countries. D&B's non-U.S. operations generated approximately 32% of total revenues, including approximately 26% from European operations. Thirty-eight percent of D&B's assets are located outside the U.S., and no one country had a significant concentration of cash.

     At December 31, 1997, D&B had approximately $117 million in forward foreign exchange contracts outstanding, with various expiration dates through March 1998 (see Note 5 to D&B's consolidated financial statements).

MARKET RISK SENSITIVE INSTRUMENTS

     D&B funds its operations primarily through its commercial paper program and other short-term bank lines of credit. As D&B operates in 38 countries, D&B is exposed to market risk from changes in interest rates and foreign exchange rates which could affect its results of operations and financial condition. In order to reduce the risk from fluctuations in interest rates and foreign currencies, D&B uses interest rate swap agreements and forward foreign exchange contracts. These derivative financial instruments are viewed by D&B as risk management tools that are entered into for hedging purposes only. D&B does not use derivative financial instruments for trading or speculative purposes.

     D&B also has investments in fixed income marketable securities. Consequently, D&B is exposed to fluctuations in rates on these marketable securities. Market risk associated with investments in marketable securities is immaterial and has been excluded from the sensitivity discussions.

     A discussion of D&B's accounting policies for derivative financial instruments is included in the Summary of Significant Accounting Policies in
Note 1 to D&B's consolidated financial statements, and further disclosure relating to financial instruments is included in Note 5 -- Financial Instruments with Off-Balance Sheet Risks.

     The following analysis presents the sensitivity of the fair value of D&B's market risk sensitive instruments to changes in market rates and prices.

  Interest Rate Risk

     D&B is exposed to market risk through its commercial paper program, where it borrows at prevailing short-term commercial paper rates, and through its variable-rate short-term bank borrowings.

     D&B enters into interest rate swap agreements to manage exposure to changes in interest rates. Specifically, D&B is exposed to fluctuations in both short-term commercial paper and short-term bank rates. Interest rate swaps allow D&B to raise funds at floating rates and effectively swap them into fixed rates that are lower than those available to it if fixed-rate borrowings were made directly. At December 31, 1997, D&B had $300.0 million of these interest rate swaps.

     The fair value for interest rate risk is calculated by D&B utilizing estimates of the termination value of D&B's interest rate swaps, commercial paper borrowings and short-term bank borrowings based upon a 10% increase, or decrease in interest rates from their December 31, 1997 levels. Fair values are the present value of projected future cash flows based on the market rates and prices chosen. At December 31, 1997 the unrealized fair value of the interest rate swaps was a loss of $11.1 million. Assuming an instantaneous parallel upward shift in the yield curve of 10% from December 31, 1997 levels, the unrealized fair value of D&B's interest rate swaps, commercial paper borrowings and short-term bank borrowings would result in a loss of $2.5 million. Assuming an instantaneous parallel downward shift in the yield curve of 10% from December 31, 1997 levels, the unrealized fair value of D&B's interest rate swaps, commercial paper borrowings and short-term bank borrowings would result in a loss of $20.5 million.

  Foreign Exchange Risk

     D&B follows a policy of hedging substantially all cross-border intercompany transactions denominated in a currency other than the functional currency applicable to each of its various subsidiaries. D&B only uses forward foreign exchange contracts to implement its hedging strategy. Typically, these contracts have maturities of 12 months or less. These forward contracts are executed with creditworthy institutions and are denominated primarily in British Pound, German Mark, Swedish Krona and Japanese Yen.

     The fair value of foreign currency risk is calculated by using estimates of the cost of closing out all outstanding forward foreign exchange contracts given a 10% increase or decrease in forward rates from December 31, 1997 levels. At December 31, 1997, net unrealized gains related to D&B's forward contracts were $1.1 million. If forward rates increased by 10% from December 31, 1997 levels, the unrealized loss on these contracts would be $4.7 million. If forward rates decreased by 10% from December 31, 1997 levels, the unrealized gain on these contracts would be $6.9 million. However, the estimated potential gain or loss on forward contracts is expected to be offset by changes in the underlying transactions. Therefore, the impact of a 10% movement in foreign exchange rates will be immaterial.

LIQUIDITY AND FINANCIAL POSITION

     D&B generates significant, predictable cash flows from its business operations. Management believes that these cash flows are sufficient to fund its operating needs, service debt and pay dividends and will continue to be so subsequent to the Distribution.

     At December 31, 1997, cash and cash equivalents totaled $81.8 million, a decrease from $127.8 million in 1996. Net cash provided by operating activities of the continuing operations increased by $200.1 million to $380.0 million in 1997 which was more than sufficient to fund investing activities of $121.6 million and payments of dividends of $150.6 million. This increase is primarily due to the absence of transaction and divestiture-related costs as a result of the 1996 Distribution. Net cash provided by operating activities of discontinued operations decreased by $31.7 million to $120.4 million in 1997. The absence of this source of cash coupled with the assumption of $500 million of debt by R.H. Donnelly and the associated debt service after the Distribution will not have a material adverse impact on D&B's liquidity or financial position. All interest expense, taxes and corporate overhead costs have been borne by the continuing operations of D&B. Additionally, costs incurred to complete the Distribution are the responsibility of D&B.

     Net cash used in investing activities totaled $15.9 million in 1997 compared with $210.1 million in 1996. Net cash provided by investing activities of discontinued operations was $105.7 million in 1997 resulting from the proceeds from the sale of P-East of $122.0 million offset by spending for capital expenditures. This compared to net cash used by investing activities of discontinued operations in 1996 of $180.5 million. In 1997 spending for capital expenditures, computer software and other intangibles of the continuing operations totaled

$129.1 million. Spending for capital expenditures, computer software and other intangibles totaled $152.0 million in 1996, which was offset by proceeds received from the sale of ACI of $93.9 million. Currently D&B has no material commitments for capital expenditures.

     D&B utilizes the commercial paper market as its primary source of financing. D&B has two committed bank facilities that support the commercial paper borrowings. One facility permits borrowings of up to $750 million and matures in August 2001; the other permits borrowings of up to $150 million and matures in August 1998. D&B has the ability to borrow under these facilities at prevailing short-term interest rates. D&B also has available non-committed lines of credit of $82.9 million. As of December 31, 1997, $29.9 million was borrowed against these facilities.

     D&B is in the process of arranging $600 million of committed revolving credit facilities with a group of banks, which are expected to replace D&B's existing $900 million facilities. D&B expects these facilities to be in place prior to the Distribution. D&B also expects to replace its existing commercial paper program with a new program subsequent to the Distribution. While it is expected that the new revolving credit facilities will be used to support any commercial paper borrowings, D&B may also borrow under these facilities at prevailing short-term interest rates.

     On April 1, 1997, D&B completed a $300.0 million minority interest financing. Funds raised by this financing were used to repay a portion of the outstanding short-term debt in April 1997. Also during the second quarter of 1997, D&B reentered the commercial paper market and used the proceeds to repay the additional amounts outstanding on the short-term debt facility. D&B had $421.6 million in commercial paper outstanding at December 31, 1997. In connection with the Distribution, R.H. Donnelley will borrow approximately $350 million under the R.H. Donnelley Credit Facility and issue $150 million of senior subordinated notes under the R.H. Donnelley Indenture, all of which will be guaranteed by D&B. A portion of the proceeds of this indebtedness will be used to repay existing indebtedness of D&B. This $500 million of debt will be an obligation of R.H. Donnelley after the Distribution.

     D&B has interest rate swap agreements, which effectively fix interest rates on $300.0 million of variable-rate debt through January 2005, at a weighted average fixed rate of 6.84% (see Note 5 to D&B's consolidated financial statements). Currently, a portion of the swaps is marked-to-market through earnings. In connection with the repayment of the outstanding notes payable at the time of the Distribution, D&B will cancel its outstanding interest rate swap agreements and recognize into income any previously unrecognized loss. At December 31, 1997, the unrealized fair value of these agreements was a loss of $11.1 million, of which $3.2 million had been recorded as interest expense in 1997.

     Management estimates that one-time cash outlays of approximately $25 million to $30 million, including the costs to terminate the swaps, will be required to complete the Distribution. These costs will be recorded as incurred.

     Subsequent to the Distribution, D&B will report a deficit in both retained earnings and shareholders' equity. The changes in these balance sheet accounts in connection with the Distribution are primarily the result of recording the dividend of the net assets of the R.H. Donnelley Business (for accounting purposes only) and the elimination of treasury stock, which shares will be treasury shares of R.H. Donnelley after the Distribution. The resultant decrease in retained earnings and increase in shareholders' equity will not require the use of cash and are not expected to have any impact on D&B's liquidity. Additionally, since November 1996 D&B has reported a deficit in shareholders' equity without adverse effect on its liquidity.

     In January 1997, D&B announced a continuation of its systematic stock repurchase plan, authorizing the purchase of up to 9.8 million shares of D&B Common Stock. The stock was held in treasury and issued upon exercise of employee stock options and for compensation plans. Under this plan, D&B repurchased 2,271,851 shares of its D&B Common Stock for $60.1 million in 1997. In connection with the Distribution, these shares will be treasury shares of R.H. Donnelley. New D&B intends to start a new systematic stock repurchase plan in 1998. D&B also paid dividends of $150.6 million during 1997.

YEAR 2000

     D&B relies on computer hardware, software and related technology, together with data, in the operation of its businesses. Such technology and data are used in creating and delivering D&B's products and services, as well as in D&B's internal operations, such as billing and accounting. D&B has initiated an enterprise-wide program to prepare for the year 2000. D&B has created a Year 2000 program office, reporting to the Chief Executive Officer and to the Chief Information Officer, to coordinate and oversee D&B's Year 2000 program. In addition, responsible Year 2000 executives have been appointed, and Year 2000 teams have been established at each of D&B's operating units. D&B has evaluated the technology and data used in the creation and delivery of its products and services and in its internal operations, has identified Year 2000 issues related thereto and developed and has begun to implement a plan to remediate such Year 2000 issues. The plan includes remediating D&B's Year 2000 issues that are related to its customers, suppliers and distributors, but there can be no assurances that such third parties will successfully remediate their own Year 2000 issues over which D&B has no control. D&B believes that it will substantially complete the implementation of its Year 2000 plan prior to the commencement of the year 2000, and that upon substantial completion of such implementation, and assuming that D&B's customers, suppliers and distributors successfully remediate their own Year 2000 issues over which D&B has no control, D&B will have no material business risk from such Year 2000 issues. The total cost of D&B's Year 2000 program is estimated to be $70 to $75 million. Of this amount, approximately $11 million was incurred in 1997. It is estimated that approximately $40 million, $15 million to $20 million and $4 million will be incurred in 1998, 1999 and 2000, respectively. Maintenance and modification costs are expensed as incurred, while the costs of new hardware and software purchased by D&B are capitalized.

DIVIDENDS

     D&B paid a quarterly dividend of $.22 per share in 1997, resulting in a full-year dividend per share of $.88, a decline of 51.6% from the 1996 dividend of $1.82 per share. In 1996, D&B reorganized into three publicly traded independent companies: D&B, Cognizant and ACNielsen. Consequently, D&B paid quarterly dividends of $.66 per share for the first half of 1996, and in the second half of 1996, D&B paid quarterly dividends of $.25 per share, reflecting the revised dividend policies of each of the three companies. Of the $.25 per share dividend declared for the third and fourth quarters of 1996, $.22 was attributable to D&B and $.03 was attributable to Cognizant.

     On December 17, 1997, the Board of Directors approved a first-quarter 1998 dividend of $.22 per share, payable March 10, 1998, to shareholders of record at the close of business on February 20, 1998. Subject to the approval of its Board of Directors, it is anticipated that New D&B will initially pay a quarterly dividend of $0.185 per share.

COMMON STOCK INFORMATION

     The Company's common stock (symbol DNB) is listed on the New York, London and Swiss stock exchanges. The number of shareholders of record was 11,449 at January 30, 1998.

     The following table summarizes price and cash dividend information for the Company's common stock as reported in the periods shown. The decline in price per share during the fourth quarter of 1996 reflects the special stock dividend of shares of Cognizant and ACNielsen.

                                               PRICE PER SHARE($)
                                           --------------------------    DIVIDENDS PAID
                                              1997           1996         PER SHARE($)
                                           -----------    -----------    --------------
                                           HIGH    LOW    HIGH    LOW    1997     1996
                                           ----    ---    ----    ---    -----    -----
First Quarter............................  27 1/2  23 1/8 69 3/4  59 3/8  .22      .66
Second Quarter...........................  27 3/8  23 3/4 65 3/4  57 3/4  .22      .66
Third Quarter............................  29 3/4  25 5/8 62 5/8  56 1/4  .22      .25
Fourth Quarter...........................  31 1/4  25 1/4 62 7/8  20 7/8  .22      .25
YEAR.....................................  31 1/4  23 1/8 69 3/4  20 7/8  .88     1.82

FORWARD-LOOKING STATEMENTS

     Certain statements in Management's Discussion and Analysis of Financial Condition and Results of Operations and certain other sections of this Annual Report are forward-looking. These may be identified by the use of forward-looking words or phrases such as "believe," "expect," "anticipate," "should," "planned," "estimated" and "potential," among others. These forward-looking statements are based on the Company's reasonable current expectations. The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for such forward-looking statements. In order to comply with the terms of the safe harbor, the Company notes that a variety of factors could cause the Company's actual results and experience to differ materially from the anticipated results or other expectations expressed in such forward-looking statements. The risks and uncertainties that may affect the operations, performance, development and results of the Company include: (1) the complexity and uncertainty regarding the development of new high-technology products; (2) the loss of market share through competition; (3) the introduction of competing products or technologies by other companies; (4) pricing pressures from competitors and/or customers; (5) changes in the business information, risk management and yellow pages industries and markets; (6) the Company's inability to protect proprietary information and technology or to obtain necessary licenses on commercially reasonable terms; (7) the Company's inability to complete the implementation of its Year 2000 plans timely; (8) the loss of key employees to investment or commercial banks or elsewhere; and (9) fluctuations in foreign currency exchange rates.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     See Index to Financial Statements on page 14.

                                    PART IV

ITEM 14.  EXHIBITS AND FINANCIAL STATEMENTS

     (a) List of documents filed as part of this report.

        (1) Financial Statements.
            See Index to Financial Statements on Page 14.

        (2) Exhibits.
            See Index to Exhibits on Pages 12 to 13.

     (b) Reports on Form 8-K.
         Filed December 19, 1997, Item 5. Other Events reported.

     (c) Exhibits.
         See Index to Exhibits on Pages 12 to 13.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registration has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                       THE DUN & BRADSTREET CORPORATION
Date: June 30, 1998                                    By: /s/ FRANK S. SOWINSKI
                                                           ------------------------------------------
                                                           Frank S. Sowinski
                                                           Senior Vice President -- Chief Financial
                                                           Officer

Date: June 30, 1998                                    By: /s/ CHESTER J. GEVEDA, JR.
                                                           ------------------------------------------
                                                           Chester J. Geveda, Jr.
                                                           Vice President and Controller

                               INDEX TO EXHIBITS

REGULATION S-K
    EXHIBIT
    NUMBER
--------------
   (3)  Articles of Incorporation and By-laws.
        (a)     Restated Certificate of Incorporation of The Dun &
                Bradstreet Corporation dated June 15, 1988 (incorporated
                herein by reference to Exhibit 4(a) to Registrant's
                Registration No. 33-25774 on Form S-8 filed November 25,
                1994).
        (b)     By-laws of Registrant dated December 15, 1993 (incorporated herein by reference to Exhibit E to Registrant's Annual
                Report on Form 10-K for the year ended December 31, 1993,
                file number 1-7155, filed March 25, 1988).

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

  (10)  Material Contracts.
        *+(a)   Nonfunded Deferred Compensation Plan for Non-Employee
                Directors of Registrant, as amended July 16, 1997.
        *+(b)   Pension Benefit Equalization Plan, as amended July 16, 1997.
        *+(c)   Profit Participation Benefit Equalization Plan, as amended and restated effective July 16, 1997.
        *+(d)   1982 Key Employees Stock Option Plan for Registrant and
                Subsidiaries, as amended July 16, 1997.
        *+(e)   1991 Key Employees Stock Option Plan for Registrant and
                Subsidiaries, as amended July 16, 1997.
        +(f)    Form of Limited Stock Appreciation Rights Agreement Relating
                to Incentive Stock Options (incorporated herein by reference to Exhibit 28(f) to Registrant's Registration No. 33,44551
                on Form S-8, filed December 18, 1991).
        +(g)    Form of Limited Stock Appreciation Rights Agreement Relating
                to Non-Qualified Stock Options (incorporated herein by
                reference to Exhibit 28(g) to Registrant's Registration No.
                33-44551 on Form S-8, filed December 18, 1991).
        *+(h)   Form of Limited Stock Appreciation Rights Agreement Relating
                to Stock Options, effective for grants made on and after
                November 15, 1996.
        *+(i)   Key Employees Performance Unit Plan for Registrant and
                Subsidiaries, as amended December 17, 1997.
        +(j)    Corporate Management Incentive Plan, as amended February 19,
                1997 (incorporated herein by reference to Exhibit A to
                Registrant's Proxy Statement dated March 27, 1997, file
                number 1-7155).
        *+(k)   1989 Key Employees Restricted Stock Plan for Registrant and
                Subsidiaries, as amended July 16, 1997.
        *+(l)   Forms of Change-in-Control Severance Agreement, as amended
                July 16, 1997.

REGULATION S-K
    EXHIBIT
    NUMBER
--------------
        *+(m)   Supplemental Executive Benefit Plan, as amended July 16,
                1997.
        *+(n)   Restricted Stock Plan for Non-Employee Directors, as amended
                July 16, 1997.
        +(o)    Executive Transition Plan, as amended February 19, 1997
                (incorporated by reference to Exhibit 10(s) to Registrant's
                Annual Report on Form 10-K for the year ended December 31,
                1996, file number 1-7155, filed March 27, 1997).
        *+(p)   1996 The Dun & Bradstreet Corporation Non Employee
                Directors' Stock Incentive Plan, as amended December 17,
                1997.
        *+(q)   Special Corporate Management Incentive Plan, adopted
                December 17, 1997.
        (r)     Amended and Restated Agreement of Limited Partnership of D&B
                Investors L.P., dated April 1, 1997 (incorporated by
                reference to Exhibit 10(u) to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997, file
                number 1-7155, filed August 14, 1997).
        *(s)    Amendment No. 1, dated July 14, 1997, to the Amended and
                Restated Agreement of Limited Partnership of D&B Investors,
                L.P., dated April 1, 1997.
        (t)     Agreement to Retire General Partner Interest dated October
                21, 1996 by an between D&B Investors L.P. and IMS America,
                Ltd. (incorporated by reference to Exhibit 10(w) to
                Registrant's Annual Report on Form 10-K for the year ended
                December 31, 1996, file number 1-7155, filed March 27,
                1997).
        (u)     Distribution Agreement dated as of October 28, 1996, among the Company, Cognizant Corporation and ACNielsen Corporation
                (incorporated by reference to Exhibit 10(x) to Registrant's
                Annual Report on Form 10-K for the year ended December 31,
                1996, file number 1-7155, filed March 27, 1997).
        (v)     Tax Allocation Agreement dated as of October 28, 1996, among the Company, Cognizant Corporation and ACNielsen Corporation
                (incorporated by reference to Exhibit 10(y) to Registrant's
                Annual Report on Form 10-K for the year ended December 31,
                1996, file number 1-7155, filed March 27,1997).
        (w)     Employee benefits Agreement dated as of October 28, 1996,
                among the Company, Cognizant Corporation and ACNielsen
                Corporation (incorporated by reference to Exhibit 10(z) to
                Registrant's Annual Report on form 10-K for the year ended
                December 31, 1996, file number 1-7155, filed March 27,
                1997).
        (x)     Indemnity and Joint Defense Agreement dated as of October
                28, 1996, among the Company, Cognizant Corporation and
                ACNielsen Corporation (incorporated by reference to Exhibit
                10(aa) to Registrant's Annual Report on Form 10-K for the
                year ended December 31, 1996, file number 1-7155, filed
                March 27, 1997).
 *(13)  Annual Report to Security Holders. 1997 Annual Report.
 *(18)  Letter Re Change in Accounting Principles.
 *(21)  Subsidiaries of the Registrant. List of Active Subsidiaries as of
        January 31, 1998.
**(23)  Consent of Coopers & Lybrand L.L.P.
**(27)  Financial Data Schedule.

---------------

 * Filed with registrants Annual Report on Form 10-K for the year ended December 31, 1997, file number 1-7155. Filed March 20, 1998. Not included with this amendment.

 + Represents a management contract or compensatory plan.

** Filed herewith.

                         INDEX TO FINANCIAL STATEMENTS

THE DUN & BRADSTREET CORPORATION
Report of Independent Accountants...........................   F-1
Financial Statements:
  Consolidated Statements of Operations for the Three Years
     Ended December 31, 1997................................   F-2
  Consolidated Balance Sheets at December 31, 1997 and
     1996...................................................   F-3
  Consolidated Statements of Cash Flows for the Three Years
     Ended December 31, 1997................................   F-4
  Consolidated Statements of Shareholders' Equity for the
     Three Years Ended December 31, 1997....................   F-5
  Notes to Consolidated Financial Statements................   F-6

                                                                      EXHIBIT 23

                       CONSENT OF INDEPENDENT ACCOUNTANTS

     We consent to the incorporation by reference in the registration statements of The Dun & Bradstreet Corporation on Forms S-8 (File Nos. 2-53006, 33-21719, 33-25774, 33-27144, 33-44551, 33-49060, 33-51005, 33-56289, 33-64317, 333-15255,
333-40079 and 333-46615) and Form S-3 (File No. 333-40081) of our reports, dated February 13, 1998, except for the effect of the 1998 Distribution described in
Note 2 for which the date is April 15, 1998 and the restatement described in
Note 1 for which the date is June 17, 1998, on our audits of the consolidated financial statements of The Dun & Bradstreet Corporation at December 31, 1997 and 1996 and for the years ended December 31, 1997, 1996 and 1995, which are included in this Annual Report on Form 10-K/A-2.

COOPERS & LYBRAND

New York, New York

June 30, 1998

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Shareholders and the Board of Directors of The Dun & Bradstreet Corporation:

     We have audited the accompanying consolidated balance sheets of The Dun & Bradstreet Corporation and Subsidiaries at December 31, 1997 and 1996, and the related consolidated statements of operations, shareholders' equity and cash flows for the years ended December 31, 1997, 1996 and 1995 (restated as described in Note 1). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Dun & Bradstreet Corporation and Subsidiaries at December 31, 1997 and 1996, and the consolidated results of their operations and their cash flows for the years ended December 31, 1997, 1996 and 1995, in conformity with generally accepted accounting principles.

     As discussed in Note 1 to the consolidated financial statements, the Company changed certain revenue recognition accounting policies in 1997.

                                          COOPERS & LYBRAND L.L.P.

New York, New York
February 13, 1998, except for the effect of the 1998 Distribution described in Note 2 for which the date is April 15, 1998 and the restatement described in Note 1 for which the date is June 17, 1998.

               THE DUN & BRADSTREET CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                            YEARS ENDED DECEMBER 31,

                                                              1997            1996             1995
                                                          -------------   -------------   --------------
                                                          (DOLLAR AMOUNTS IN MILLIONS, EXCEPT PER SHARE
                                                                              DATA)
Operating Revenues......................................   $   1,811.0     $   1,782.5     $    1,735.3
                                                           -----------     -----------     ------------
Operating Costs.........................................         487.0           617.2            626.1
Selling and Administrative Expenses.....................         788.4           806.3            748.4
Depreciation and Amortization...........................         131.9           140.6            147.9
Reorganization Costs....................................            --           161.2               --
                                                           -----------     -----------     ------------
Operating Income........................................         403.7            57.2            212.9
                                                           -----------     -----------     ------------
Interest Income.........................................           1.8             4.4             10.2
Interest Expense........................................         (53.4)          (37.1)           (37.3)
Other Expense -- Net....................................         (19.7)          (38.5)           (40.9)
                                                           -----------     -----------     ------------
Non-Operating Expense -- Net............................         (71.3)          (71.2)           (68.0)
                                                           -----------     -----------     ------------
Income (Loss) from Continuing Operations before
  Provision for Income Taxes............................         332.4           (14.0)           144.9
Provision for Income Taxes..............................         113.4           102.1             49.6
                                                           -----------     -----------     ------------
Income (Loss) from Continuing Operations................         219.0          (116.1)            95.3
                                                           -----------     -----------     ------------
Discontinued Operations:
  Income from Discontinued Operations, Net of Income
     Taxes of $52.2, $207.5 and $73.4 for 1997, 1996 and
     1995, respectively.................................          92.0           230.5            225.9
  Loss on Disposal, Net of Income Tax Benefit of $62.4
     for 1996...........................................            --          (158.2)              --
                                                           -----------     -----------     ------------
Income from Discontinued Operations.....................          92.0            72.3            225.9
                                                           -----------     -----------     ------------
Income (Loss) before Cumulative Effect of Accounting
  Changes...............................................         311.0           (43.8)           321.2
Cumulative Effect of Accounting Changes, Net of Income
  Tax Benefit of $87.7..................................        (127.0)             --               --
                                                           -----------     -----------     ------------
Net Income (Loss).......................................   $     184.0     $     (43.8)    $      321.2
                                                           ===========     ===========     ============
Basic Earnings (Loss) Per Share of Common Stock:
  Continuing Operations.................................   $      1.28     $     (0.69)    $       0.56
  Discontinued Operations...............................          0.54            0.43             1.33
                                                           -----------     -----------     ------------
  Before Cumulative Effect of Accounting Changes........          1.82           (0.26)            1.89
  Cumulative Effect of Accounting Changes, Net of Income
     Tax Benefit........................................         (0.74)             --               --
                                                           -----------     -----------     ------------
Basic Earnings (Loss) Per Share of Common Stock.........   $      1.08     $     (0.26)    $       1.89
                                                           ===========     ===========     ============
Diluted Earnings (Loss) Per Share of Common Stock:
  Continuing Operations.................................   $      1.27     $     (0.69)    $       0.55
  Discontinued Operations...............................          0.53            0.43             1.32
                                                           -----------     -----------     ------------
  Before Cumulative Effect of Accounting Changes........          1.80           (0.26)            1.87
  Cumulative Effect of Accounting Changes, Net of Income
     Tax Benefit........................................         (0.73)             --               --
                                                           -----------     -----------     ------------
Diluted Earnings (Loss) Per Share of Common Stock.......   $      1.07     $     (0.26)    $       1.87
                                                           ===========     ===========     ============
Weighted Average Number of Shares Outstanding:
  Basic.................................................   170,765,000     170,017,000      169,522,000
                                                           -----------     -----------     ------------
  Diluted...............................................   172,552,000     170,017,000      171,608,000
                                                           -----------     -----------     ------------

   The accompanying notes are an integral part of the consolidated financial statements.

               THE DUN & BRADSTREET CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                     DECEMBER 31,
                                                              ---------------------------
                                                                 1997            1996
                                                              -----------    ------------
                                                                  (DOLLAR AMOUNTS IN
                                                              MILLIONS, EXCEPT PER SHARE
                                                                         DATA)
ASSETS
Current Assets
Cash and Cash Equivalents...................................   $   81.8       $   127.8
Accounts Receivable -- Net of Allowance of $39.4 in 1997 and
  $26.5 in 1996.............................................      454.5           442.4
Other Current Assets........................................      269.2           190.1
                                                               --------       ---------
          Total Current Assets..............................      805.5           760.3
                                                               --------       ---------
Non-Current Assets
Investments and Notes Receivable............................       12.3            58.5
Property, Plant and Equipment...............................      317.2           342.3
Prepaid Pension Costs.......................................      190.7           161.8
Computer Software...........................................      128.0           108.7
Goodwill....................................................      194.6           216.2
Other Non-Current Assets....................................      141.2           147.0
                                                               --------       ---------
          Total Non-Current Assets..........................      984.0         1,034.5
Net Assets of Discontinued Operations.......................      296.5           430.6
                                                               --------       ---------
Total Assets................................................   $2,086.0       $ 2,225.4
                                                               ========       =========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Notes Payable...............................................   $  451.5       $ 1,120.7
Accrued and Other Current Liabilities.......................      472.0           550.1
Unearned Subscription Income................................      573.5           337.0
                                                               --------       ---------
          Total Current Liabilities.........................    1,497.0         2,007.8
Postretirement and Postemployment Benefits..................      389.0           344.1
Other Non-Current Liabilities...............................      388.3           328.8
Minority Interest...........................................      301.9              --
Shareholders' Equity
Preferred Stock, par value $1 per share,
  authorized -- 10,000,000 shares; outstanding -- none
Common Stock, par value $1 per share,
  authorized -- 400,000,000 shares; issued -- 188,420,996
  shares for 1997 and 1996..................................      188.4           188.4
Capital Surplus.............................................       80.2            72.6
Retained Earnings...........................................      405.2           456.7
Treasury Stock, at cost, 17,853,652 and 17,612,776 shares
  for 1997 and 1996, respectively...........................     (964.0)       (1,019.7)
Cumulative Translation Adjustment...........................     (162.6)         (153.3)
Minimum Pension Liability Adjustment........................      (37.4)             --
                                                               --------       ---------
Total Shareholders' Equity..................................     (490.2)         (455.3)
                                                               --------       ---------
Total Liabilities and Shareholders' Equity..................   $2,086.0       $ 2,225.4
                                                               ========       =========

   The accompanying notes are an integral part of the consolidated financial statements.

               THE DUN & BRADSTREET CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            YEARS ENDED DECEMBER 31,

                                                                1997        1996       1995
                                                              ---------    -------    -------
                                                               (DOLLAR AMOUNTS IN MILLIONS)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)...........................................  $   184.0    $ (43.8)   $ 321.2
Less:
  Income (Loss) from Discontinued Operations................       92.0       72.3      225.9
                                                              ---------    -------    -------
  Income (Loss) from Continuing Operations..................       92.0     (116.1)      95.3
Reconciliation of Net Income (Loss) to Net Cash Provided by
  Operating Activities:
  Cumulative Effect of Accounting Change, Net of Income Tax
     Benefit................................................      127.0         --         --
  Depreciation and Amortization.............................      131.9      140.6      147.9
  (Gains) Loss from Sale of Businesses, Net of Income
     Taxes..................................................         --       68.2     (118.0)
  Decrease (Increase) Note Receivable.......................       47.5      (55.3)       2.2
  Non-Recurring Charge......................................         --         --      188.5
  Restructuring Payments....................................         --      (39.4)     (60.1)
  Postemployment Benefit Payments...........................      (30.6)     (50.3)     (60.0)
  Net Increase in Accounts Receivable.......................      (33.8)     (52.1)     (44.0)
  Deferred Income Taxes.....................................        7.0       83.2      (66.9)
  Accrued Income Taxes......................................      (38.7)      16.2       27.2
  Increase in Long Term Liabilities.........................       38.7      105.4      (21.0)
  Net Decrease in Other Working Capital Items...............       84.3       89.5       41.0
  Other.....................................................      (45.3)     (10.0)       6.4
                                                              ---------    -------    -------
Net Cash Provided By Operating Activities:
  Continuing Operations.....................................      380.0      179.9      138.5
  Discontinued Operations...................................      120.4      152.1      730.2
                                                              ---------    -------    -------
Net Cash Provided by Operating Activities...................      500.4      332.0      868.7
                                                              ---------    -------    -------
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from Sales of Marketable Securities................       27.2       17.6       34.1
Payments for Marketable Securities..........................      (27.1)      (2.4)     (22.9)
Proceeds from Sale of Businesses............................         --       93.9      230.0
Capital Expenditures........................................      (50.3)     (57.9)     (97.5)
Additions to Computer Software and Other Intangibles........      (78.8)     (94.1)    (118.3)
Net Cash Provided By (Used in) Investing Activities of
  Discontinued Operations...................................      105.7     (180.5)    (324.7)
Other.......................................................        7.4       13.3      (12.5)
                                                              ---------    -------    -------
Net Cash (Used In) Provided By Investing Activities.........      (15.9)    (210.1)    (311.8)
                                                              ---------    -------    -------
CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of Dividends........................................     (150.6)    (310.8)    (446.1)
Payments for Purchase of Treasury Shares....................      (60.1)     (25.6)     (72.3)
Net Proceeds from Exercise of Stock Options.................       40.8       63.7       42.2
Increase (Decrease) in Commercial Paper Borrowings..........      421.6     (405.0)     (38.7)
Increase in Minority Interest...............................      300.0         --         --
(Decrease) Increase in Other Short-Term Borrowings..........   (1,090.6)   1,116.2         --
Payment of Redeemable Partnership Interests.................         --     (575.0)        --
Net Cash Used in Financing Activities of Discontinued
  Operations................................................         --         --      (23.1)
Other.......................................................        9.2       (1.1)      (0.4)
                                                              ---------    -------    -------
Net Cash Used In Financing Activities.......................     (529.7)    (137.6)    (538.4)
                                                              ---------    -------    -------
Effect of Exchange Rate Changes on Cash and Cash
  Equivalents...............................................       (0.8)      (2.1)       4.0
                                                              ---------    -------    -------
(Decrease) Increase in Cash and Cash Equivalents............      (46.0)     (17.8)      22.5
Cash and Cash Equivalents, Beginning of Year................      127.8      145.6      123.1
                                                              ---------    -------    -------
Cash and Cash Equivalents, End of Year......................  $    81.8    $ 127.8    $ 145.6
                                                              =========    =======    =======

   The accompanying notes are an integral part of the consolidated financial statements.

               THE DUN & BRADSTREET CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                                  THREE YEARS ENDED DECEMBER 31, 1997
                                      -------------------------------------------------------------------------------------------
                                                                                                        MINIMUM
                                          COMMON                                         CUMULATIVE     PENSION         TOTAL
                                          STOCK        CAPITAL   RETAINED    TREASURY    TRANSLATION   LIABILITY    SHAREHOLDERS'
                                      ($1 PAR VALUE)   SURPLUS   EARNINGS      STOCK     ADJUSTMENT    ADJUSTMENT      EQUITY
                                      --------------   -------   ---------   ---------   -----------   ----------   -------------
                                                          (DOLLAR AMOUNTS IN MILLIONS, EXCEPT PER SHARE DATA)
BALANCE, JANUARY 1, 1995............      $188.4        $67.2    $2,299.1    $(1,077.2)    $(183.5)      $   --       $ 1,294.0
                                          ------        -----    --------    ---------     -------       ------       ---------
Net Income..........................                                321.2                                                 321.2
Cash Dividends ($2.63 per share)....                               (446.1)                                               (446.1)
Treasury Shares Reissued Under Stock
  Options and Deferred Compensation
  Plans (741,526)...................                      2.8                     34.2                                     37.0
Treasury Shares Reissued Under
  Restricted Stock Plan (174,100)...                                               8.0                                      8.0
Treasury Shares Acquired
  (1,297,138).......................                                             (72.3)                                   (72.3)
Change in Cumulative Translation
  Adjustment........................                                                           6.2                          6.2
Unrealized Gains on Investments.....                                 10.3                                                  10.3
                                          ------        -----    --------    ---------     -------       ------       ---------
BALANCE, DECEMBER 31, 1995..........       188.4         70.0     2,184.5     (1,107.3)     (177.3)          --         1,158.3
                                          ------        -----    --------    ---------     -------       ------       ---------
Net Loss............................                                (43.8)                                                (43.8)
Cash Dividends ($1.82 per share)....                               (310.8)                                               (310.8)
Stock Dividend to Shareholders of
  Cognizant and ACNielsen, Including
  800,000 Treasury Shares...........                             (1,370.2)        49.5        79.8                     (1,240.9)
Treasury Shares Reissued Under Stock
  Options and Deferred Compensation
  Plans (1,525,935).................                      2.6                     59.0                                     61.6
Treasury Shares Reissued Under
  Restricted Stock Plan (16,410)....                                               4.7                                      4.7
Treasury Shares Acquired
  (923,199).........................                                             (25.6)                                   (25.6)
Change in Cumulative Translation
  Adjustment........................                                                         (55.8)                       (55.8)
Unrealized Losses on Investments....                                 (3.0)                                                 (3.0)
                                          ------        -----    --------    ---------     -------       ------       ---------
BALANCE, DECEMBER 31, 1996..........       188.4         72.6       456.7     (1,019.7)     (153.3)          --          (455.3)
                                          ------        -----    --------    ---------     -------       ------       ---------
Net Income..........................                                184.0                                                 184.0
Cash Dividends ($.88 per share).....                               (150.6)                                               (150.6)
Adjustment to Stock Dividend to
  Shareholders of Cognizant and
  ACNielsen.........................                                (11.3)                                                (11.3)
Treasury Shares Reissued Under Stock
  Options and Deferred Compensation
  Plans (2,010,091).................                      7.6       (72.4)       115.6                                     50.8
Treasury Shares Reissued Under
  Restricted Stock Plan (20,884)....                                               0.2                                      0.2
Treasury Shares Acquired
  (2,271,851).......................                                             (60.1)                                   (60.1)
Change in Cumulative Translation
  Adjustment........................                                                          (9.3)                        (9.3)
Minimum Pension Liability
  Adjustment........................                                                                      (37.4)          (37.4)
Unrealized Losses on Investments....                                 (1.2)                                                 (1.2)
                                          ------        -----    --------    ---------     -------       ------       ---------
BALANCE, DECEMBER 31, 1997..........      $188.4        $80.2    $  405.2    $  (964.0)    $(162.6)      $(37.4)      $  (490.2)
                                          ======        =====    ========    =========     =======       ======       =========

   The accompanying notes are an integral part of the consolidated financial statements.

               THE DUN & BRADSTREET CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              (TABULAR AMOUNTS IN MILLIONS, EXCEPT PER SHARE DATA)

NOTE 1  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Principles of Consolidation

     The consolidated financial statements include those of The Dun & Bradstreet Corporation (the "Company") and its subsidiaries and investments in which the Company has a controlling interest. Investments in companies over which the Company has significant influence but not a controlling interest are carried on an equity basis. The effects of all significant intercompany transactions have been eliminated.

     The financial statements of subsidiaries outside the United States and Canada reflect a fiscal year ending November 30 to facilitate timely reporting of the Company's consolidated financial results.

     As discussed more thoroughly in Note 2, R.H. Donnelley, Cognizant Corporation ("Cognizant"), ACNielsen Corporation ("ACNielsen"), Dun & Bradstreet Software ("DBS") and NCH Promotional Services ("NCH") are presented as discontinued operations.

  Cash Equivalents

     Marketable securities that mature within 90 days of purchase date are considered cash equivalents and are stated at cost, which approximates fair value.

  Marketable Securities

     In accordance with Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities," marketable securities at December 31, 1997 and 1996, are classified as "available for sale" and are reported at fair value, with net unrealized gains and losses reported in shareholders' equity.

     The fair value of current and non-current marketable securities was estimated based on quoted market prices. Realized gains and losses on marketable securities are determined on the specific identification method.

     The Company's marketable securities, $53.0 million and $46.1 million at December 31, 1997 and 1996, respectively, consisted primarily of debt securities of the U.S. Government and its agencies.

  Property, Plant and Equipment

     Buildings, machinery and equipment are depreciated principally using the straight-line method over a period of three to 40 years. Leasehold improvements are amortized on a straight-line basis over the shorter of the term of the lease or the estimated useful life of the improvement.

  Computer Software, Goodwill and Intangible Assets

     Certain computer software costs are capitalized in accordance with SFAS No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed," and are reported at the lower of unamortized cost or net realizable value. Costs in connection with business process reengineering are expensed as incurred. Other intangibles result from acquisitions and database enhancements. Computer software and other intangibles are being amortized, using principally the straight-line method, over three to five years and five to 15 years, respectively. Goodwill represents the excess purchase price over the fair value of identifiable net assets of businesses acquired and is amortized on a straight-line basis over five to 40 years.

     The Company adopted the provisions of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS No. 121") in 1995. This statement requires that long-lived assets and certain identifiable intangibles held and used by an entity be reviewed for

               THE DUN & BRADSTREET CORPORATION AND SUBSIDIARIES

              (TABULAR AMOUNTS IN MILLIONS, EXCEPT PER SHARE DATA)

impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In general, this statement requires recognition of an impairment loss when the sum of undiscounted expected future cash flows is less than the carrying amount of such assets. The measurement for such an impairment loss is then based on the fair value of the asset (see Note 3).

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

  Revenue Recognition

     The Company recognizes revenue as services are performed, information is delivered and products and services are used by its customers. Amounts billed for service and subscriptions are credited to unearned subscription income and reflected in operating revenues over the subscription term, which is generally one year.

  Accounting Changes

     Effective January 1, 1997, the Company changed its revenue recognition method for its Credit Information Services business to recognize revenue as products and services are used by its customers. Previously, the Company recognized revenue ratably over the contract period. This change is consistent with the Company's change in focus from a sales contract basis to a product usage basis in order to drive revenue growth and increase customer satisfaction.

     Additionally, the Company changed its revenue recognition method for its Moody's Investors Service ("Moody's") business to recognize revenue over the service period from previously recognizing revenues and costs at the time of billing. In the opinion of management, these accounting changes bring revenue recognition methods more in line with the economics of the business and provide a better measure of operating results.

     In accordance with Accounting Principles Board Opinion ("APB") No. 20, "Accounting Changes," the cumulative effect of changing the accounting for certain of the Company's revenue recognition policies resulted in a pre-tax, non-cash charge of $214.7 million ($127.0 million after tax or $.74 per share basic, $.73 per share diluted). On a pro-forma basis these changes would have increased 1996 and decreased 1995 net income by $3.1 million and $7.9 million, respectively. The impact on basic and diluted earnings per share would have been an increase in 1996 of $.02 per share and a decrease in 1995 of $.04 per share.

     The Company also changed certain of its revenue recognition methods for its Marketing Information Services and Receivable Management Services businesses to recognize revenue over the service period from previously recognizing revenues and costs at the time of shipment or billing. Previously, the Company included the effect of these changes as part of the cumulative effect of accounting changes in the Consolidated Statements of Operations effective January 1, 1997.

     Subsequent to the initial issuance of these financial statements and after discussions with the staff of the Securities and Exchange Commission, it was determined that the accounting for these changes in revenue recognition methods be amended and therefore applied retroactively for all periods presented. The effects of such changes decreased the pre-tax non-cash charge by $40.0 million to $214.7 million ($127.0 million after tax or $0.74 share basic, $0.73 per share diluted). The effects of these changes increased 1997, 1996 and 1995 net income by $23.6, and $0.6, $0.4 respectively and increased basic and fully diluted earnings per share for 1997 by $0.14. There was no impact to 1996 or 1995 earnings per share. The impact on shareholders' equity was a decrease of $23.6 and $24.2 as of December 31, 1996 and 1995 with no effect as of December 31, 1997.

               THE DUN & BRADSTREET CORPORATION AND SUBSIDIARIES

              (TABULAR AMOUNTS IN MILLIONS, EXCEPT PER SHARE DATA)

  Foreign Currency Translation

     For all operations outside the United States where the Company has designated the local currency as the functional currency, assets and liabilities are translated using the end-of-year exchange rates, and revenues and expenses are translated using average exchange rates for the year. For these countries, currency translation adjustments are accumulated in a separate component of shareholders' equity, whereas realized transaction gains and losses are recognized in other expense-net. For operations in countries that are considered to be highly inflationary, where the U.S. dollar is designated as the functional currency, monetary assets and liabilities are translated using end-of-year exchange rates, nonmonetary accounts are translated using historical exchange rates. Translation and transaction gains of $0.9 million in 1997 and $4.2 million in 1995 and losses of $0.9 million in 1996 are recognized in other expense-net.

  Earnings Per Share of Common Stock

     The Company adopted SFAS No. 128, "Earnings per Share," ("SFAS No. 128"), in 1997. As required by the statement, the Company restated all prior-period per share data presented. SFAS No. 128 requires presentation of both basic and diluted earnings per share. Basic earnings per share are calculated based on the weighted average number of shares of common stock outstanding during the reporting period. Diluted earnings per share are calculated giving effect to all potentially dilutive common shares, assuming such shares were outstanding during the reporting period.

  Financial Instruments

     At times, the Company uses forward foreign exchange contracts and interest rate swaps to hedge existing assets, liabilities and firm commitments. The Company does not use any derivatives for trading or speculative purposes.

     Gains and losses on forward foreign exchange contracts that qualify as hedges of existing assets or liabilities are included in the carrying amounts of those assets or liabilities and are ultimately recognized in income as part of those carrying amounts. Gains and losses related to qualifying hedges of firm commitments are also deferred and are recognized in income or as adjustments of carrying amounts when the hedged transactions occur. For forward foreign exchange contracts, the risk reduction is assessed on a transaction basis, and contract amounts and terms are matched to existing intercompany transactions.

     The Company uses interest rate swaps to hedge interest rate risk on commercial paper. Settlement accounting is accorded to the swaps that have contractual, periodic payment terms considered to be aligned to the expected future commercial paper issuances. The commercial paper issuances are expected to continue through the term of the existing interest rate swaps. Periodic swap payments and receipts under the interest rate swaps are recorded as part of interest expense. Neither the swap contracts nor the gains or losses on these contracts, which are designated and effective as hedges, are recognized in the financial statements.

     If a hedging instrument is sold or terminated prior to maturity, gains and losses will continue to be deferred until the hedged item is recognized in income. If a hedging instrument ceases to qualify for settlement accounting, any subsequent gains and losses are recognized currently in income.

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

               THE DUN & BRADSTREET CORPORATION AND SUBSIDIARIES

              (TABULAR AMOUNTS IN MILLIONS, EXCEPT PER SHARE DATA)

Estimates are used in the determination of allowances for doubtful accounts, depreciation and amortization, computer software, employee benefits plans, taxes and contingencies, among others.

  Reclassifications

     As discussed in Note 2, the consolidated financial statements have been reclassified to identify separately the results of operations, net assets and cash flows of the Company's discontinued operations. In addition, certain prior-year amounts have been reclassified to conform to the 1997 presentation.

NOTE 2  REORGANIZATION AND DISCONTINUED OPERATIONS

     Pursuant to APB No. 30, "Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," the consolidated financial statements of the Company have been reclassified to reflect as discontinued operations, the companies that comprised the Company's Directory Information Services business segment as a result of the expected 1998 Distribution and the companies that comprised the Company's Marketing Information Services, Software Services and Other Business Services business segments as a result of the 1996 Distribution.

  1998 Distribution

     On December 17, 1997, the Company announced a plan to separate into two publicly traded independent companies -- The New Dun & Bradstreet Corporation ("New D&B") and R.H. Donnelley Corporation. The separation (the "1998 Distribution") of the two companies will be accomplished through a tax-free dividend of a new entity comprised of the Company's Risk Management Services segment (Moody's Investors Service ("Moody's") and Dun & Bradstreet, the operating company ("D&B")). The new entity, New D&B, will change its name to "The Dun & Bradstreet Corporation" and the continuing entity will change its name to "R.H. Donnelley Corporation" and will consist of the Company's Directory Information Services segment (R.H. Donnelley, the operating company and the DonTech partnership). Due to the relative significance of the Risk Management Services segment, the transaction will be accounted for as a reverse spin-off, and as such the Risk Management Services and Directory Information Services segments have been classified as continuing and discontinued operations, respectively. In April 1998, the Company received a favorable ruling from the Internal Revenue Service with respect to the tax-free treatment of the 1998 Distribution. The transaction is expected to be completed in the summer of 1998.

     For purposes of governing certain of the ongoing relationships among the Company and R.H. Donnelley as a result of the 1998 Distribution, the companies will enter into various agreements, including a Distribution Agreement, Tax Allocation Agreement, Employee Benefits Agreement, Intellectual Property Agreement, Shared Transaction Services Agreement, Data Services Agreement and Transition Services Agreements.

     For financial reporting purposes the assets and liabilities of the Directory Information Services segment have been separately classified on the balance sheet as "Net Assets of Discontinued Operations." A summary of these assets and liabilities at December 31, 1997 and 1996 was as follows:

                                             DECEMBER 31,    DECEMBER 31,
                                                 1997            1996
                                             ------------    ------------
Current assets.............................     $ 92.7          $157.0
Total assets...............................      362.3           515.7
Current liabilities........................       64.6            49.7
Total liabilities..........................       65.8            85.1
Net assets of discontinued operations......      296.5           430.6

               THE DUN & BRADSTREET CORPORATION AND SUBSIDIARIES

              (TABULAR AMOUNTS IN MILLIONS, EXCEPT PER SHARE DATA)

     The net operating results of the Directory Information Services segment have been reported in the caption "Income from Discontinued Operations," in the consolidated statements of operations. Summarized operating results for the Directory Information Services segment for the years ended December 31, were as follows:

                                                   1997*     1996*      1995
                                                   ------    ------    ------
Operating revenues...............................  $343.4    $377.6    $423.7
Income before provision for income taxes.........   144.2     141.1     186.4
Net income.......................................    92.0      89.5     122.7

---------------
* 1997 net income included a pre-tax gain on the sale of the East Coast proprietary operations of R.H. Donnelley ("P-East") of $9.4 million and 1996 net income included a pre-tax loss on the sale of the West Coast proprietary operations of R.H. Donnelley ("P-West") of $28.5 million.

  1996 Distribution

     On November 1, 1996, the Company reorganized into three publicly traded independent companies by spinning off through a tax-free distribution two of its businesses to shareholders (the "1996 Distribution"). The Distribution resulted in the following three companies: 1) The Dun & Bradstreet Corporation, consisting of Dun & Bradstreet, the operating company ("D&B"), Moody's and R.H. Donnelley, 2) ACNielsen; and 3) Cognizant, consisting of IMS International, Inc. ("IMS"), Gartner Group, Nielsen Media Research, Pilot Software, Cognizant Technology Solutions Corporation, Cognizant Enterprises and Erisco. In connection with the 1996 Distribution, DBS and NCH were sold. On October 10, 1996, following receipt of a ruling from the Internal Revenue Service that the transaction would be tax-free to the Company and its U.S. shareholders, the Company's Board of Directors declared a dividend distribution to shareholders of record on October 21, 1996, consisting of one share of Cognizant common stock for each share of the Company's common stock and one share of ACNielsen common stock for every three shares of the Company's common stock held on such record date. The 1996 Distribution was effected on November 1, 1996. These transactions resulted in a non-cash dividend that reduced shareholders' equity by $1,240.9 million. During 1997, adjustments to the dividend of $11.3 million were recorded, primarily as a result of employee benefits plan revisions.

     For purposes of governing certain of the ongoing relationships among the Company, Cognizant and ACNielsen as a result of the 1996 Distribution, the three new companies entered into various agreements, including a Distribution Agreement, Tax Allocation Agreement, Employee Benefits Agreement, Indemnity and Joint Defense Agreement, Intellectual Property Agreement, Shared Transaction Services Agreement, Data Services Agreement and Transition Services Agreements. These agreements set forth the principles to be applied in allocating certain related costs and specified portions of contingent liabilities to be share if certain amounts are exceeded, which by their nature, cannot be predicted at this time, but could be significant.

     The net operating results of the Company's Marketing Information Services, Software Services and Other Business Services business segments have been included in the Consolidated Statements of Operations in the caption "Net Income
(Loss) from Discontinued Operations." These segments included the companies

               THE DUN & BRADSTREET CORPORATION AND SUBSIDIARIES

              (TABULAR AMOUNTS IN MILLIONS, EXCEPT PER SHARE DATA)

that made up Cognizant and ACNielsen, along with DBS and NCH. Summarized operating results for those discontinued operations for the years ended December 31, were as follows:

                                                   1996*        1995
                                                  --------    --------
Operating revenues..............................  $2,761.6    $3,256.9
Income before provision for income taxes........     297.0       113.0
Net income......................................     141.1       103.3

---------------
* 1996 revenues include the results of Cognizant, ACNielsen and DBS for the 10 months ended October 31, 1996, and the results of NCH for the full year.

     The Company completed the sale of DBS on November 1, 1996, for proceeds of $191.3 million, including a note of $41.2 million, resulting in a pre-tax loss of $220.6 million ($158.2 million after-tax). Pursuant to the Distribution Agreement, the cash proceeds from the sale were transferred to Cognizant. During the third quarter of 1997, cash was received from the buyer to satisfy the note receivable, which was due in May 1998.

     The sale of NCH was completed on December 31, 1996. Pursuant to the Distribution Agreement, the proceeds of $20.5 million from the sale of NCH, which included a note of $8.5 million, were transferred to Cognizant. At December 31, 1996, the Company recorded a receivable of $20.5 million from the buyer of NCH and a corresponding payable to Cognizant. These transactions were settled in January 1997. The Company did not incur a gain or loss on the sale.

     Also included in 1996 results, within discontinued operations, are tax costs allocated to discontinued operations of $49.1 million.

NOTE 3  NON-RECURRING ITEMS

     The 1996 results for the Company reflect after-tax non-recurring charges of $262.3 million, incurred as a result of the 1996 Distribution and the sale of American Credit Indemnity ("ACI"). Of the $262.3 million, $229.4 million was recorded in pre-tax income and a net tax cost of $32.9 million was recorded in the provision for income taxes. The $229.4 million represents reorganization costs of $161.2 million (professional and consulting fees of $75.0 million and settlement of executive compensation plans and retention bonuses of $86.2 million) and $68.2 million resulting from the losses incurred on the sale of ACI completed in October 1996.

     In the fourth quarter of 1995, the Company recorded within operating costs a charge of $188.5 million. This charge primarily reflected an impairment loss in connection with the adoption of the provisions of SFAS No. 121 ($93.7 million), a provision for postemployment benefits ($56.3 million) under the Company's severance plan, an accrual for contractual obligations that have no future economic benefits and for penalties to cancel certain contracts ($19.8 million) and other asset revaluations ($18.7 million).

     This non-recurring charge evolved from the Company's annual budget and strategic planning process, which included a review of the Company's underlying cost structure, products and services, and assets used in the business. Based upon such analysis, management, having the authority to approve such business decisions, committed in December 1995 to a plan to discontinue certain product lines and dispose of certain other assets, resulting in the charge. These decisions were not reversed or modified as a result of the Company's 1996 Distribution, which was reviewed and approved by the Board of Directors on January 9, 1996.

     Also in 1995, the Company recorded in operating costs a $28.0 million gain related to the sale of warrants received in connection with the divestiture of Donnelley Marketing and a $90.0 million gain relating to the sale of Interactive Data Corporation ("IDC").

               THE DUN & BRADSTREET CORPORATION AND SUBSIDIARIES

              (TABULAR AMOUNTS IN MILLIONS, EXCEPT PER SHARE DATA)

NOTE 4  RECONCILIATION OF WEIGHTED AVERAGE SHARES

                                                               1997       1996       1995
(SHARE DATA IN THOUSANDS)                                     -------    -------    -------
Weighted average number of shares-basic.....................  170,765    170,017    169,522
Dilutive effect of shares issuable as of year-end under
  stock options, restricted stock and performance unit
  plans.....................................................    1,629         --      2,061
Adjustment of shares applicable to stock options exercised
  during the year and performance unit plans................      158         --         25
                                                              -------    -------    -------
Weighted average number of shares-diluted...................  172,552    170,017    171,608
                                                              =======    =======    =======

     As required by SFAS No. 128, the Company has provided a reconciliation of basic weighted average shares to diluted weighted average shares within the table outlined above. The conversion of dilutive shares has no impact on the Company's operating results. The exercise of potentially dilutive shares has not been assumed for the year ended December 31, 1996, since the result is antidilutive. Options to purchase 3.1 million and 3.2 million shares of common stock were outstanding at December 31, 1997 and 1995, respectively, but were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the Company's common stock. The Company's options generally expire 10 years after the initial grant date.

NOTE 5  FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISKS

     The Company uses interest rate swap agreements and forward foreign exchange contracts to reduce exposure to fluctuations in interest and foreign exchange rates. The Company does not use derivative financial instruments for trading or speculative purposes. If a hedging instrument ceases to qualify as a hedge, any subsequent gains and losses are recognized currently in income. Collateral is generally not required for these types of instruments.

     By their nature, all such instruments involve risk, including the credit risk of non-performance by counterparties. However, at December 31, 1997 and 1996, in management's opinion there was no significant risk of loss in the event of non-performance of the counterparties to these financial instruments. The Company controls its exposure to credit risk through monitoring procedures.

  Interest Rate Swap Agreements

     The Company enters into interest rate swap agreements to manage exposure to changes in interest rates. Interest rate swaps allow the Company to raise funds at floating rates and effectively swap them into fixed rates that are lower than those available to it if fixed-rate borrowings were made directly. These agreements involve the exchange of floating-rate for fixed-rate payments without the exchange of the underlying principal amount. Fixed-interest-rate payments are at rates ranging from 6.67% to 7.02%. Floating-rate payments received are based on rates tied to prevailing short-term interest rates. If the Company terminates a swap agreement, the gain or loss is amortized over the shorter of the remaining original life of the debt or the swap. In the first quarter of 1997, $2.9 million was recorded in connection with the termination of swaps and corresponding debt. At December 31, 1997, the unrealized fair value of the interest rate swaps was a loss of $11.1 million, of which $3.2 million has been recorded in 1997 relating to swaps which do not qualify for settlement accounting. At December 31, 1996, the unrealized fair value of the interest rate swaps was a loss of $15.8 million.

               THE DUN & BRADSTREET CORPORATION AND SUBSIDIARIES

              (TABULAR AMOUNTS IN MILLIONS, EXCEPT PER SHARE DATA)

     The following table indicates the type of swaps in use at December 31, 1997 and 1996, and their weighted average interest rates. Average variable rates are those in effect at the reporting date and may change significantly over the lives of the contracts.

                                                      1997      1996
                                                     ------    ------
Variable to fixed swaps --
  Notional amount..................................  $300.0    $600.0
  Average pay (fixed) rate.........................    6.84%     6.94%
  Average receive (variable) rate..................    5.75%     5.57%

     The swap contracts expire from August 31, 2001, through January 15, 2005. In connection with the 1998 Distribution and repayment of outstanding notes payable, the Company will cancel the interest rate swap agreements and will record into income the previously unrecognized fair value loss at the time of termination.

  Foreign Exchange

     In order to reduce the risk of foreign currency exchange rate fluctuations, the Company follows a policy of hedging substantially all cross-border intercompany transactions denominated in a currency other than the functional currency applicable to each of its various subsidiaries. The financial instruments used to hedge these cross-border intercompany transactions are forward foreign exchange contracts with maturities of six months or less. These forward contracts are executed with creditworthy institutions and are denominated primarily in the British Pound, German Mark, Swedish Krona and Japanese Yen. The gains and losses on these forward contracts are recorded to income or expense and are essentially offset by the gains and losses on the underlying foreign currency transactions. The Company does not enter into forward foreign exchange contracts for speculative or trading purposes.

     At December 31, 1997 and 1996, the Company had approximately $117 million and $114 million, respectively, of forward foreign exchange contracts outstanding with various expiration dates through March 1998 and March 1997, respectively. At December 31, 1997, unrealized gains on these contracts were $1.5 million and the unrealized losses were $.4 million. At December 31, 1996, unrealized gains on these contracts were $3.5 million and the unrealized losses were $1.3 million.

NOTE 6  PENSION AND POSTRETIREMENT BENEFITS

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

     In accordance with SFAS No. 87, "Employers' Accounting for Pensions," the Company has recorded an additional minimum pension liability for each benefits plan for which the accumulated benefits obligation exceeds plan assets. This amount has been recorded as a long-term liability with an offsetting intangible asset.

               THE DUN & BRADSTREET CORPORATION AND SUBSIDIARIES

              (TABULAR AMOUNTS IN MILLIONS, EXCEPT PER SHARE DATA)

To the extent that these additional liabilities exceeded related unrecognized prior service cost and net transition obligation, the increase in liabilities is charged directly to shareholders' equity. At December 31, 1997, $37.4 million was reported as a separate reduction of shareholders' equity.

     The Company has retained the obligation for pension benefits for personnel who retired prior to November 1, 1996 from the businesses that comprise discontinued operations from the 1996 Distribution. The Company will also retain the obligation for pension benefits for personnel who retire from R.H. Donnelley prior to the effective date of the 1998 Distribution. Pension obligations and related plan assets for active employees of R.H. Donnelley determined in accordance with Internal Revenue Code Section 414(l), will be transferred to R.H. Donnelley at the Distribution. A net asset of $8.6 million is included in net assets of discontinued operations at December 31, 1997.

     The Company's non-U.S. subsidiaries provide retirement benefits for associates consistent with local practices, primarily using defined benefit or termination indemnity plans.

     The components of net periodic pension costs for the years ended December 31, for both continuing and discontinued operations, are summarized as follows:

                                            1997      1996      1995
                                           ------    ------    ------
Service cost.............................   $18.4     $34.8     $43.1
Interest cost............................    83.4      87.4     108.5
Actual return on plan assets.............  (242.8)   (173.2)   (248.1)
Net amortization and deferral............   137.5      67.3     126.8
                                           ------    ------    ------
Net periodic pension cost (income).......   $(3.5)    $16.3     $30.3
                                           ======    ======    ======

     Discontinued operations were allocated pension expense of $1.0 million, $11.5 million and $12.2 million in 1997, 1996 and 1995, respectively.

     The status of defined benefit pension plans at December 31, 1997 and 1996 (which includes both the Company and R.H. Donnelley) is as follows:

                                                     FUNDED                      UNFUNDED
                                               -------------------   ---------------------------------
                                                                          U.S.(1)          NON-U.S.
                                                                     -----------------   -------------
                                                 1997       1996      1997      1996     1997    1996
                                               --------   --------   -------   -------   -----   -----
Fair value of plan assets....................  $1,328.7   $1,146.5   $    --   $    --   $  --   $  --
                                               --------   --------   -------   -------   -----   -----
Actuarial present value of benefit
  obligations:
  Vested benefits............................     954.5      811.8     162.0      95.8     6.3     7.1
  Non-vested benefits........................      18.4       35.7       3.4       4.6      --      --
                                               --------   --------   -------   -------   -----   -----
  Accumulated benefit obligations............     972.9      847.5     165.4     100.4     6.3     7.1
  Effect of projected future salary
     increases...............................      69.3       89.7      18.3      60.5      --      --
                                               --------   --------   -------   -------   -----   -----
  Projected benefit obligations..............   1,042.2      937.2     183.7     160.9     6.3     7.1
                                               --------   --------   -------   -------   -----   -----
Plan assets in excess of (less than)
  projected benefit obligations..............     286.5      209.3    (183.7)   (160.9)   (6.3)   (7.1)
Unrecognized net loss (gain).................     (59.0)       0.5      55.8      30.2      --      --

               THE DUN & BRADSTREET CORPORATION AND SUBSIDIARIES

              (TABULAR AMOUNTS IN MILLIONS, EXCEPT PER SHARE DATA)

                                                     FUNDED                      UNFUNDED
                                               -------------------   ---------------------------------
                                                                          U.S.(1)          NON-U.S.
                                                                     -----------------   -------------
                                                 1997       1996      1997      1996     1997    1996
                                               --------   --------   -------   -------   -----   -----
Unrecognized prior service cost..............       9.9        6.7      23.9      22.8      --      --
Unrecognized net transition (asset)
  obligation.................................     (37.2)     (44.4)      1.2       1.6      --      --
Adjustment to recognize minimum liability....        --         --     (62.6)     (6.4)     --      --
                                               --------   --------   -------   -------   -----   -----
Prepaid (accrued) pension cost...............  $  200.2   $  172.1   $(165.4)  $(112.7)  $(6.3)  $(7.1)
                                               ========   ========   =======   =======   =====   =====

---------------
(1) Represents supplemental and excess plans for which grantor trusts (with assets of $57.4 million and $58.9 million at December 31, 1997 and 1996, respectively) have been established to pay plan benefits.

     The weighted average expected long-term rate of return on pension plan assets was 9.70% for 1997 and 9.75% for 1996 and 1995. At December 31, 1997 and 1996, the projected benefit obligations were determined using weighted average discount rates of 7.01% and 7.77%, respectively, and weighted average rates of increase in future compensation levels of 4.46% and 5.15%, respectively. Plan assets are invested in diversified portfolios that consist primarily of equity and debt securities.

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

     The Company has retained the obligation for postretirement benefits for personnel who retired prior to November 1, 1996 from the businesses that comprise discontinued operations. The Company will retain the obligation for postretirement benefits for personnel who retire from R.H. Donnelley with Company benefits prior to the effective date of the 1998 Distribution.

     Postretirement benefit obligations for active employees of R.H. Donnelley will be transferred to R.H. Donnelley at the Distribution. An obligation of $10.7 million is included in net assets of discontinued operations at December 31, 1997.

     The components of net periodic postretirement benefit cost other than pensions for the years ended December 31, for both continuing and discontinued operations are summarized as follows:

                                              1997     1996     1995
                                              -----    -----    -----
Service cost................................  $ 3.5    $ 5.9    $ 5.1
Interest cost...............................   14.6     15.4     16.0
Net amortization and deferral...............   (4.5)    (4.8)    (5.0)
                                              -----    -----    -----
Net periodic postretirement benefit cost....  $13.6    $16.5    $16.1
                                              =====    =====    =====

     Discontinued operations were allocated net periodic postretirement benefit cost of $1.7 million, $6.3 million and $6.7 million in 1997, 1996 and 1995, respectively.

               THE DUN & BRADSTREET CORPORATION AND SUBSIDIARIES

              (TABULAR AMOUNTS IN MILLIONS, EXCEPT PER SHARE DATA)

     The status of postretirement benefit plans other than pensions at December 31, 1997 and 1996 (which includes both the Company and R.H. Donnelley) is as follows:

                                                            1997       1996
                                                           -------    -------
Actuarial present value of benefit obligation:
  Retirees and dependents................................  $(175.6)   $(165.9)
  Active associates -- eligible..........................    (18.9)     (15.7)
  Active associates -- not yet eligible..................    (22.0)     (15.0)
                                                           -------    -------
Accumulated postretirement benefit obligation............   (216.5)    (196.6)
Unrecognized net (gain) loss.............................     18.0       (0.2)
Unrecognized prior service credit........................     (7.3)     (11.9)
                                                           -------    -------
Accrued postretirement benefit obligation................  $(205.8)   $(208.7)
                                                           =======    =======

     Benefits are paid as incurred from general corporate assets.

     The accumulated postretirement benefit obligation at December 31, 1997 and 1996 was determined using discount rates of 7.0% and 7.75%, respectively. The assumed rate of future increases in per capita cost of covered health-care benefits is 7.3% in 1998, decreasing gradually to 5.0% for the year 2021 and remaining constant thereafter. Increasing the assumed health-care cost trend rate by one percentage point in each year would increase the accumulated postretirement benefit obligation by $22.3 million and would increase annual aggregate service and interest costs by $1.9 million.

NOTE 7  EMPLOYEE STOCK PLANS

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

     When the 1998 Distribution is completed, employees of D&B will be granted substitute awards, preserving the economic value, as closely as possible, of the options that existed immediately prior to the 1998 Distribution and any awards or options held by them in respect of R.H. Donnelley Corporation will be surrendered. For employees of R.H. Donnelley, the number of shares subject to options and the option exercise price will be adjusted immediately following the 1998 Distribution to preserve, as closely as possible the economic value of the options that existed immediately prior to the 1998 Distribution. The remaining holders of unexercised options, including retirees and certain other former employees of the Company will be offered the choice of converting their options to the Company's or continuing to hold R.H. Donnelley Corporation options.

     In November 1996, in conjunction with the 1996 Distribution, those individuals who became employees of Cognizant or ACNielsen were granted substitute awards in the stock of their new employer, and any stock awards or options held by them in respect of the Company were reflected as surrendered in the following table. For the remaining holders of unexercised options, including employees of the Company, retirees and certain other former employees of the Company, the number of shares subject to options and the option exercise price was adjusted immediately following the 1996 Distribution to preserve, as closely as possible, the economic value of the options that existed prior to the 1996 Distribution, pursuant to the plans.

     The Company applies APB No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for the stock option plans. The Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting

               THE DUN & BRADSTREET CORPORATION AND SUBSIDIARIES

              (TABULAR AMOUNTS IN MILLIONS, EXCEPT PER SHARE DATA)

for Stock-Based Compensation" ("SFAS No. 123"). Had compensation cost for the Company's stock option plan been determined based on the fair value at the grant date for awards in 1997, 1996 and 1995 (excluding awards granted to employees of discontinued operations) consistent with the provisions of SFAS No. 123, the Company's income (loss) from continuing operations and earnings (loss) per share would have been reduced to the pro-forma amounts indicated below:

                                                            1997      1996      1995
                                                           ------    -------    -----
Income (loss) from continuing operations
     As reported.........................................  $219.0    $(116.1)   $95.3
     Pro forma...........................................  $215.4    $(119.7)   $95.3
Basic earnings (loss) per share of common stock from
  continuing operations
     As reported.........................................  $ 1.28    $ (0.69)   $0.56
     Pro forma...........................................  $ 1.26    $ (0.70)   $0.56
Diluted earnings (loss) per share of common stock from
  continuing operations
     As reported.........................................  $ 1.27    $ (0.69)   $0.55
     Pro forma...........................................  $ 1.25    $ (0.70)   $0.55

     The pro-forma disclosures shown are not representative of the effects on income (loss) and earnings (loss) per share in future years.

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

                                                                           AFTER 1996
                                                            PRIOR TO      DISTRIBUTION
                                                              1996          AND FOR
                                               1997       DISTRIBUTION     CONVERSION
                                             ---------    ------------    ------------
Expected dividend yield....................  3.3%         4.7%            3.7%
Expected stock volatility..................  20%          15%             17%
Risk-free interest rate....................  5.73%        6.08%           5.85%
Expected holding period....................  4.5 years    5.0 years       4.5 years

     Options outstanding at December 31, 1997 were granted during the years 1988 through 1997 and are exercisable over periods ending not later than 2007. At December 31, 1997, 1996 and 1995, options for 8,133,155 shares, 8,313,166 shares and 4,859,596 shares of common stock, respectively, were exercisable and 1,450,195 shares, 4,240,772 shares and 10,306,592 shares, respectively, were available for future grants under the plans.

     Changes in stock options for the three years ended December 31, 1997, are summarized as follows:

                                                                          WEIGHTED
                                                                      AVERAGE EXERCISE
                                                          SHARES          PRICE($)
                                                        ----------    ----------------
Options outstanding, January 1, 1995..................   8,733,172         53.57
  Granted.............................................   1,821,780         63.35
  Exercised...........................................    (736,145)        46.11
  Surrendered or expired..............................    (671,079)        56.63

               THE DUN & BRADSTREET CORPORATION AND SUBSIDIARIES

              (TABULAR AMOUNTS IN MILLIONS, EXCEPT PER SHARE DATA)

                                                                          WEIGHTED
                                                                      AVERAGE EXERCISE
                                                          SHARES          PRICE($)
                                                        ----------    ----------------
                                                        ----------         -----
Options outstanding, December 31, 1995................   9,147,728         55.90
  Granted.............................................      10,704         60.25
  Exercised...........................................    (977,042)        51.09
  Surrendered or expired..............................    (689,297)        59.10
                                                        ----------         -----
Options outstanding at October 31, 1996...............   7,492,093         56.23
  Attributable to 1996 Distribution...................  (2,958,686)        57.08
                                                        ----------         -----
Options outstanding at October 31, 1996...............   4,533,407         55.68
                                                        ----------         -----
Options converted at November 1, 1996.................  11,958,980         21.10
  Granted.............................................   4,452,250         22.96
  Exercised...........................................    (543,354)        21.02
  Surrendered or expired..............................    (451,416)        22.87
                                                        ----------         -----
Options outstanding at December 31, 1996..............  15,416,460         21.59
  Granted.............................................   3,151,980         30.01
  Exercised...........................................  (2,008,234)        20.38
  Surrendered or expired..............................    (840,878)        22.97
                                                        ----------         -----
OPTIONS OUTSTANDING AT DECEMBER 31, 1997..............  15,719,328         23.36
                                                        ==========         =====

     The options outstanding at December 31, 1997, include 1,410,088 of options held by employees of R.H. Donnelley.

     The weighted average fair value of options granted during 1997, 1996 and 1995 was $5.52, $3.61, and $7.61, respectively.

     The following table summarizes information about stock options outstanding at December 31, 1997:

                                 STOCK OPTIONS                          STOCK OPTIONS
                                  OUTSTANDING                            EXERCISABLE
                 ----------------------------------------------   --------------------------
                                  WEIGHTED
                                  AVERAGE           WEIGHTED                     WEIGHTED
   RANGE OF                      REMAINING          AVERAGE                      AVERAGE
EXERCISE PRICES    SHARES     CONTRACTUAL LIFE   EXERCISE PRICE    SHARES     EXERCISE PRICE
---------------  ----------   ----------------   --------------   ---------   --------------
$15.73 - $22.55   5,705,704      4.2 Years           $19.74       5,270,726       $19.68
$22.75 - $30.22  10,013,624      8.9 Years           $25.42       2,862,429       $23.50
                 ----------                                       ---------
                 15,719,328                                       8,133,155
                 ==========                                       =========

     The plans also provide for the granting of stock appreciation rights and limited stock appreciation rights in tandem with stock options to certain key employees. At December 31, 1997, there were 34,048 stock appreciation rights attached to stock options and 1,154,495 limited stock appreciation rights ("LSARs") attached to stock options, which are exercisable only if, and to the extent that, the related option is exercisable and, in the case of LSARs, only upon the occurrence of specified contingent events.

     Under the 1989 Key Employees Restricted Stock Plan, key associates may be granted restricted shares of the Company's stock. The plan provides for the granting of up to 1,800,000 shares of the Company's common stock prior to December 31, 1998. During 1997, 1996 and 1995, restricted shares of 20,000, 19,779 and 184,465, respectively, were awarded under the plan. Forfeitures in 1996 and 1995 totaled 6,877 and 10,365,

               THE DUN & BRADSTREET CORPORATION AND SUBSIDIARIES

              (TABULAR AMOUNTS IN MILLIONS, EXCEPT PER SHARE DATA)

respectively. There were no forfeitures during 1997. The restrictions on the majority of such shares lapse over a period of three years from the date of the grant and the cost is charged to compensation expense ratably.

     Under the 1997 Key Employees Performance Unit Plan, key associates may be granted shares of the Company's stock based on the achievement of two year revenue growth goals or other key operating objectives, where appropriate. At the end of the performance period, Company performance at target will yield the targeted amount of shares, while Company performance above or below target will yield larger or smaller share awards, respectively. During 1997, 471,644 shares were granted at a weighted average fair value of $30.94 per share. Recorded in selling and administrative expenses in 1997 was compensation expense of $14.6 million for the plan.

NOTE 8  INCOME TAXES

     Income before provision for income taxes consisted of:

                                                    1997      1996      1995
                                                   ------    ------    ------
U.S..............................................  $321.8    $(15.3)   $170.7
Non-U.S..........................................    10.6       1.3     (25.8)
                                                   ------    ------    ------
                                                   $332.4    $(14.0)   $144.9
                                                   ======    ======    ======

     The provision (benefit) for income taxes consisted of:

                                                    1997      1996      1995
                                                   ------    ------    ------
Current tax provision:
  U.S. Federal...................................  $ 31.9    $ 40.6    $ 72.8
  State and local................................    52.9     (22.4)     14.6
  Non-U.S. ......................................    21.6       0.7      28.9
                                                   ------    ------    ------
Total current tax provision......................   106.4      18.9     116.3
                                                   ------    ------    ------
Deferred tax (benefit) provision:
  U.S. Federal...................................    36.5      52.7     (30.5)
  State and local................................   (23.1)     15.0     (24.5)
  Non-U.S. ......................................    (6.4)     15.5     (11.9)
                                                   ------    ------    ------
Total deferred tax (benefit) provision:..........     7.0      83.2     (66.9)
                                                   ------    ------    ------
Provision for income taxes.......................  $113.4    $102.1    $ 49.6
                                                   ======    ======    ======

     The following table summarizes the significant differences between the U.S. Federal statutory tax rate and the Company's effective tax rate for financial statement purposes.

                                                    1997      1996      1995
                                                    -----    -------    -----
Statutory tax rate................................   35.0%      35.0%    35.0%
State and local taxes, net of U.S. Federal tax
  benefit.........................................    4.9       33.1     (4.5)
Non-U.S. taxes....................................    4.6     (110.9)     8.9
Recognition of capital and ordinary losses........  (10.4)     181.4    (21.5)
Non-recurring reorganization costs................     --     (845.5)      --
Repatriation of foreign earnings..................     --      (11.5)    16.3
Other.............................................     --      (10.9)      --
                                                    -----    -------    -----
Effective tax rate................................   34.1%   (729.3%)    34.2%
                                                    -----    -------    -----

               THE DUN & BRADSTREET CORPORATION AND SUBSIDIARIES

              (TABULAR AMOUNTS IN MILLIONS, EXCEPT PER SHARE DATA)

     Income taxes paid were approximately $170.3 million, $170.2 million, $119.9 million in 1997, 1996, and 1995, respectively. Income taxes refunded were approximately $37.6 million, $140.9 million, and $17.8 million in 1997, 1996 and 1995, respectively.

     Deferred tax assets (liabilities) are consisted of the following at December 31:

                                                          1997      1996       1995
                                                         ------    -------    -------
Deferred tax assets:
  Operating losses.....................................  $ 53.7    $  33.6    $ 117.6
  Postretirement benefits..............................    49.0       79.5       49.1
  Postemployment benefits..............................    12.8       22.5       34.5
  Reorganization and restructuring costs...............     4.4       11.3       34.7
  Bad debts............................................    12.7        5.7        5.1
  Other................................................    12.3       13.4       18.2
                                                         ------    -------    -------
Total deferred tax assets..............................   144.9      166.0      259.2
Valuation allowance....................................   (53.7)     (33.6)     (16.4)
                                                         ------    -------    -------
Net deferred tax asset.................................    91.2      132.4      242.8
                                                         ------    -------    -------
Deferred tax liabilities:
  Intangibles..........................................   (31.7)     (47.4)     (40.2)
  Revenue recognition..................................      --      (12.3)     (10.6)
  Tax-leasing transactions.............................   (22.1)     (37.8)     (68.9)
  Depreciation.........................................   (13.5)      (4.0)      (9.0)
                                                         ------    -------    -------
Total deferred tax liability...........................   (67.3)    (101.5)    (128.7)
                                                         ------    -------    -------
Net deferred tax asset.................................  $ 23.9    $  30.9    $ 114.1
                                                         ======    =======    =======

     At December 31, 1997, undistributed earnings of non-U.S. subsidiaries aggregated approximately $98.1 million. Deferred tax liabilities have not been recognized for these undistributed earnings because its management's intention to reinvest such undistributed earnings outside the U.S. If all undistributed earnings were remitted to the U.S., the amount of incremental U.S. Federal and foreign income taxes payable, net of foreign tax credits, would be approximately $39.3 million. During 1996, $467.9 million of non-U.S. earnings, primarily from the Cognizant and ACNielsen businesses, were repatriated by the Company in order to facilitate its 1996 reorganization. During the three year period ended December 31, 1983, the Company invested $304.4 million in tax-leasing transactions, varying in length from 4.5 to 25 years. These leases provided the Company with benefits from tax deductions in excess of taxable income for Federal income tax purposes. These amounts are included in deferred income taxes.

NOTE 9  NOTES PAYABLE

     Notes payable consisted of the following at December 31:

                                                    1997       1996
                                                   ------    --------
Commercial paper.................................  $421.6    $     --
Bank notes.......................................    29.9     1,120.7
                                                   ------    --------
                                                   $451.5    $1,120.7
                                                   ======    ========

     The Company had commercial paper borrowings of $421.6 million at December 31, 1997. Interest rates on these borrowings ranged from 5.62% to 6.10%.

               THE DUN & BRADSTREET CORPORATION AND SUBSIDIARIES

              (TABULAR AMOUNTS IN MILLIONS, EXCEPT PER SHARE DATA)

     The Company has two committed bank facilities that support the Company's commercial paper borrowings. One of the facilities permits borrowings of up to $750 million and matures in August 2001. The second facility permits borrowings of up to $150 million and matures in August 1998. Under these facilities the Company has the ability to borrow at prevailing short-term interest rates. At December 31, 1997, there was no outstanding balance against these facilities. At December 31, 1996, $880.0 million was borrowed against these facilities. The Company also had non-committed lines of credit of $111 million at December 31, 1997. At year-end 1997, $29.9 million was borrowed against these non-committed facilities. At December 31, 1996, $240.7 million was borrowed against non-committed facilities of $305 million. None of these arrangements had material commitment fees or compensating balance requirements.

     The weighted average interest rates on commercial paper and notes payable at December 31, 1997 and 1996 were 5.97% and 5.78%, respectively.

     Interest paid totaled $49.6 million, $43.2 million and $28.3 million for the years ended December 31, 1997, 1996 and 1995, respectively.

     In connection with the 1998 Distribution, R.H. Donnelley will borrow approximately $350 million under the R.H. Donnelley Credit Facility and issue $150 million of senior subordinated notes under the R.H. Donnelley Indenture, all of which will be guaranteed by D&B. A portion of the proceeds of this indebtedness will be used to repay existing indebtedness of D&B. This $500 million of debt will be an obligation of R.H. Donnelley after the 1998 Distribution.

NOTE 10  INVESTMENT PARTNERSHIPS

     During 1993, the Company participated in the formation of a limited partnership to invest in various securities, including those of the Company. Third-party investors held limited-partner and special investors interests totaling $500.0 million. Funds raised by the partnership provided a source of financing for the Company's repurchase in 1993 of 8.3 million shares of its common stock. During the fourth quarter of 1996, the Company redeemed these partnership interests. This redemption was financed with short-term borrowings.

     The partnership is presently engaged in the business of licensing database assets and computer software. One of the Company's subsidiaries serves as managing general partner, and two subsidiaries hold limited-partner interests. In April 1997, the partnership raised $300.0 million of minority interest financing from a third-party investor. The Company's subsidiaries contributed assets to the partnership, and the third-party investor contributed cash ($300.0 million) in exchange for a limited-partner interest. Funds raised by the partnership were loaned to the Company and used to repay existing short-term debt in April 1997. At December 31, 1997, the third-party investment in this partnership was included in minority interest.

     For financial reporting purposes, the results of operations, assets, liabilities and cash flows of the partnership described above are included in the Company's consolidated financial statements.

NOTE 11  CAPITAL STOCK

     In October 1988, the Company adopted a Shareholders' Rights Plan. The plan is intended to protect the shareholders' interests in the event of an unsolicited attempt to acquire the Company. The plan is not intended to prevent a takeover of the Company on terms that are favorable and fair to all shareholders and will not interfere with a merger approved by the Board of Directors.

     Under the plan, each share of the Company's common stock has a right that trades with the stock until the right becomes exercisable. Each right entitles the shareholders to buy 1/100 of a share of Series A participating preferred stock at a purchase price of $230, subject to adjustment. The rights will not be

               THE DUN & BRADSTREET CORPORATION AND SUBSIDIARIES

              (TABULAR AMOUNTS IN MILLIONS, EXCEPT PER SHARE DATA)

exercisable until a person or group ("Acquiring Person") acquires beneficial ownership of, or commences a tender offer for, 20% or more of the Company's outstanding common stock.

     In the event the Company is acquired in a merger or other business combination or subject to other transactions, as described in the Shareholders' Rights Plan, each right will entitle its holder (other than the Acquiring Person) to receive, upon exercise, stock with a value of two times the exercise price in the form of the Company's common stock or, where appropriate, the Acquiring Person's common stock. The Company may redeem the rights, which expire in October 1998, for $.01 per right, under certain circumstances.

     The shareholders have authorized the issuance of 10.0 million shares of $1 par value preferred stock. The preferred stock can be issued with varying terms, as determined by the Board of Directors.

NOTE 12  LEASE COMMITMENTS

     Certain of the Company's operations are conducted from leased facilities, which are under operating leases that expire over the next 10 years. The Company also leases certain computer and other equipment under operating leases that expire over the next five years. These leases are frequently renegotiated or otherwise changed as advancements in computer technology produce opportunities to lower costs and improve performance. Additionally, the Company has agreements with various third parties to purchase certain data processing and telecommunications services extending beyond one year. Rental expenses under operating leases were $80.9 million, $106.3 million and $110.7 million for the years ended December 31, 1997, 1996 and 1995, respectively. Future minimum lease payments under noncancelable leases at December 31, 1997, are as follows:

1998........................................................  $ 77.1
1999........................................................    63.5
2000........................................................    40.1
2001........................................................    28.6
2002........................................................    22.6
Thereafter..................................................    23.0
                                                              ------
          Total.............................................  $254.9
                                                              ======

NOTE 13  LITIGATION

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

               THE DUN & BRADSTREET CORPORATION AND SUBSIDIARIES

              (TABULAR AMOUNTS IN MILLIONS, EXCEPT PER SHARE DATA)

alleged agreement with IRI when it agreed to be acquired by the defendants and that the defendants induced SRG to breach that agreement.

     On October 15, 1996, defendants moved for an order dismissing all claims in the complaint. On May 6, 1997, the United States District Court for the Southern District of New York issued a decision dismissing IRI's claim of attempted monopolization in the United States, with leave to replead within 60 days. The Court denied defendants' motion with respect to the remaining claims in the complaint. On June 3, 1997, defendants filed an answer denying the material allegations in IRI's complaint, and A.C. Nielsen Company filed a counterclaim alleging that IRI has made false and misleading statements about its services and commercial activities. On July 7, 1997, IRI filed an Amended and Restated Complaint repleading its alleged claim of monopolization in the United States and realleging its other claims. By notice of motion dated August 18, 1997, defendants moved for an order dismissing the amended claim. On December 1, 1997, the Court denied the motion and, on December 16, 1997, defendants filed a supplemental answer denying the remaining material allegations of the amended complaint.

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

     In connection with the 1998 Distribution, the Company and R.H. Donnelley will enter into an agreement whereby the Company will retain all potential liabilities arising from the IRI Action.

     Management is unable to predict at this time the final outcome of the IRI Action or whether the resolution of this matter could materially affect the Company's results of operations, cash flows or financial position.

               THE DUN & BRADSTREET CORPORATION AND SUBSIDIARIES

              (TABULAR AMOUNTS IN MILLIONS, EXCEPT PER SHARE DATA)

NOTE 14  SUPPLEMENTAL FINANCIAL DATA

     Other Current Assets:

                                                             AT DECEMBER 31,
                                                             ----------------
                                                              1997      1996
                                                             ------    ------
Deferred taxes.............................................  $ 67.1    $ 50.3
Prepaid expenses...........................................   200.0     136.0
Other......................................................     2.1       3.8
                                                             ------    ------
                                                             $269.2    $190.1
                                                             ======    ======

     Property, Plant and Equipment -- Net, carried at cost:

                                                             AT DECEMBER 31,
                                                             1997        1996
                                                           --------    --------
Buildings................................................   $203.1      $197.8
Machinery and equipment..................................    455.1       447.8
                                                            ------      ------
                                                             658.2       645.6
Less accumulated depreciation............................    398.6       364.4
                                                            ------      ------
                                                             259.6       281.2
Leasehold improvements, less: accumulated amortization of
  $52.6 and $48.0........................................     28.7        32.1
Land.....................................................     28.9        29.0
                                                            ------      ------
                                                            $317.2      $342.3
                                                            ======      ======

     Computer Software and Goodwill:

                                                           COMPUTER
                                                           SOFTWARE    GOODWILL
                                                           --------    --------
January 1, 1996..........................................   $ 80.1      $282.0
Additions at cost........................................     82.4         0.8
Amortization.............................................    (33.6)       (7.6)
Other deductions and reclassifications...................    (20.2)      (59.0)(1)
                                                            ------      ------
December 31, 1996........................................    108.7       216.2
Additions at cost........................................     68.7          --
Amortization.............................................    (50.6)       (5.1)
Other deductions and reclassifications...................      1.2       (16.5)(2)
                                                            ------      ------
December 31, 1997........................................   $128.0      $194.6
                                                            ======      ======

---------------
(1) Sale of ACI in 1996.

(2) Impact of foreign currency fluctuations.

                                                                    ADDITIONS
                                                         BALANCE    CHARGED TO                 BALANCE
                                                        BEGINNING   COSTS AND                  AT END
                                                        OF PERIOD    EXPENSES    DEDUCTIONS   OF PERIOD
                                                        ---------   ----------   ----------   ---------
Allowance for Doubtful Accounts:
  For the year ended December 31, 1997................    $26.5        $9.0        $ 3.9        $39.4
  For the year ended December 31, 1996................    $14.5        $7.2        $ 4.8        $26.5
  For the year ended December 31, 1995................    $15.4        $7.8        $(8.7)       $14.5

               THE DUN & BRADSTREET CORPORATION AND SUBSIDIARIES

              (TABULAR AMOUNTS IN MILLIONS, EXCEPT PER SHARE DATA)

                                                               YEARS ENDED DECEMBER 31,
                                                              --------------------------
                                                               1997      1996      1995
                                                              ------    ------    ------
Other Expense -- Net:
  Minority interest.........................................  $16.9     $33.4     $45.7
  Other.....................................................    2.8       5.1      (4.8)
                                                              -----     -----     -----
                                                              $19.7     $38.5     $40.9
                                                              =====     =====     =====

NOTE 15  SEGMENT INFORMATION

     The Company, operating in 38 countries, provides commercial credit and business marketing information, receivable management services, debt rating and financial information for investors. Intersegment sales are immaterial.

  Geographic Segments

                                                                  YEARS ENDED DECEMBER 31,
                                                              --------------------------------
                                                                1997        1996        1995
                                                              --------    --------    --------
OPERATING REVENUES:
  United States.............................................  $1,240.5    $1,187.2    $1,159.4
  Europe....................................................     467.6       481.7       465.8
  Other Non-U.S.............................................     102.9       113.6       110.1
                                                              --------    --------    --------
Total.......................................................  $1,811.0    $1,782.5    $1,735.3
                                                              ========    ========    ========
OPERATING INCOME (LOSS):
  United States(1)..........................................  $  396.4    $   41.8    $  220.5
  Europe(2).................................................       8.8        12.9         3.7
  Other Non-U.S. (3)........................................      (1.5)        2.5       (11.3)
                                                              --------    --------    --------
Total.......................................................     403.7        57.2       212.9
  Non-Operating Expense -- Net..............................     (71.3)      (71.2)      (68.0)
                                                              --------    --------    --------
Income from Continuing Operations before Provision for
  Income Taxes..............................................  $  332.4    $  (14.0)   $  144.9
                                                              ========    ========    ========
ASSETS:
  United States.............................................  $1,104.2    $1,011.8    $1,168.3
  Europe....................................................     583.6       660.0       774.1
  Other Non-U.S.............................................     101.7       123.0        50.3
  Discontinued Operations...................................     296.5       430.6     1,652.2
                                                              --------    --------    --------
Total.......................................................  $2,086.0    $2,225.4    $3,644.9
                                                              ========    ========    ========

---------------
(1) 1996 Operating Income included a loss on the sale of ACI of $68.2 million and reorganization costs of $161.2 million. 1995 included a fourth-quarter non-recurring charge of $167.0 million partially offset by gains on the sale of IDC of $90.0 million and the sale of warrants received in connection with the sale of Donnelley Marketing of $28.0 million.

(2) 1995 Operating Income included a fourth-quarter non-recurring charge of $8.4 million.

(3) 1995 Operating Loss included a fourth-quarter non-recurring charge of $13.1 million.

               THE DUN & BRADSTREET CORPORATION AND SUBSIDIARIES

              (TABULAR AMOUNTS IN MILLIONS, EXCEPT PER SHARE DATA)

NOTE 16.  QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                                       THREE MONTHS ENDED
                                                         -----------------------------------------------
                                                         MARCH 31   JUNE 30   SEPTEMBER 30   DECEMBER 31     YEAR
                                                         --------   -------   ------------   -----------   --------
1997(1)(2)(3)
  Operating Revenues...................................  $ 436.4    $440.9       $447.8        $ 485.9     $1,811.0
                                                         -------    ------       ------        -------     --------
  Operating Income.....................................  $  77.9    $ 89.1       $ 97.8        $ 138.9     $  403.7
                                                         -------    ------       ------        -------     --------
  Income (Loss):
    Continuing Operations, Net of Income Taxes.........  $  36.5    $ 47.7       $ 54.6        $  80.2     $  219.0
    Discontinued Operations, Net of Income Taxes(4)....     (1.6)      6.3         30.6           56.7         92.0
                                                         -------    ------       ------        -------     --------
  Before Cumulative Effect of Accounting Changes.......     34.9      54.0         85.2          136.9        311.0
  Cumulative Effect of Accounting Changes, Net of
    Income Tax Benefit.................................   (127.0)       --           --             --       (127.0)
                                                         -------    ------       ------        -------     --------
  Net Income (Loss)....................................  $ (92.1)   $ 54.0       $ 85.2        $ 136.9     $  184.0
                                                         -------    ------       ------        -------     --------
  Basic Earnings (Loss) Per Share of Common Stock:
    Continuing Operations..............................  $  0.21    $ 0.28       $ 0.32        $  0.47     $   1.28
    Discontinued Operations............................    (0.01)     0.04         0.18           0.33         0.54
                                                         -------    ------       ------        -------     --------
    Before Cumulative Effect of Accounting Changes.....     0.20      0.32         0.50           0.80         1.82
    Cumulative Effect of Accounting Changes, Net of
      Income Tax Benefit...............................    (0.74)       --           --             --        (0.74)
                                                         -------    ------       ------        -------     --------
  Basic Earnings (Loss) Per Share of Common Stock......  $ (0.54)   $ 0.32       $ 0.50        $  0.80     $   1.08
                                                         -------    ------       ------        -------     --------
  Diluted Earnings (Loss) Per Share of Common Stock(5):
    Continuing Operations..............................  $  0.21    $ 0.28       $ 0.31        $  0.46     $   1.27
    Discontinued Operations............................    (0.01)     0.03         0.18           0.33         0.53
                                                         -------    ------       ------        -------     --------
    Before Cumulative Effect of Accounting Changes.....     0.20      0.31         0.49           0.79         1.80
    Cumulative Effect of Accounting Changes, Net of
      Income Tax Benefit...............................    (0.73)       --           --             --        (0.73)
                                                         -------    ------       ------        -------     --------
  Diluted Earnings (Loss) Per Share of Common Stock....  $ (0.53)   $ 0.31       $ 0.49        $  0.79     $   1.07
                                                         =======    ======       ======        =======     ========
1996(2)(3)
  Operating Revenues...................................  $ 429.7    $439.4       $442.1        $ 471.3     $1,782.5
                                                         -------    ------       ------        -------     --------
  Operating Income (Loss)(6)...........................  $  53.6    $ (2.4)      $ 54.8        $ (48.8)    $   57.2
                                                         -------    ------       ------        -------     --------
  Income (Loss):
    Continuing Operations, Net of Income Taxes.........  $  29.2    $(24.1)      $(12.7)       $(108.5)    $ (116.1)
    Discontinued Operations, Net of Income Taxes(7)....     35.6     (18.5)        63.5           (8.3)        72.3
                                                         -------    ------       ------        -------     --------
  Net Income (Loss)....................................  $  64.8    $(42.6)      $ 50.8        $(116.8)    $  (43.8)
                                                         =======    ======       ======        =======     ========
  Basic Earnings (Loss) Per Share of Common Stock(5):
    Continuing Operations..............................  $  0.17    $(0.14)      $(0.07)       $ (0.64)    $  (0.69)
    Discontinued Operations............................     0.21     (0.11)        0.37          (0.05)        0.43
                                                         -------    ------       ------        -------     --------
  Basic Earnings (Loss) Per Share of Common Stock......  $  0.38    $(0.25)      $ 0.30        $ (0.69)    $  (0.26)
                                                         =======    ======       ======        =======     ========
  Diluted Earnings (Loss) Per Share of Common Stock(5):
    Continuing Operations..............................  $  0.17    $(0.14)      $(0.07)       $ (0.64)    $  (0.69)
    Discontinued Operations............................     0.21     (0.11)        0.37          (0.05)        0.43
                                                         -------    ------       ------        -------     --------
  Diluted Earnings (Loss) Per Share of Common Stock....  $  0.38    $(0.25)      $ 0.30        $ (0.69)    $  (0.26)
                                                         =======    ======       ======        =======     ========

---------------
(1) In 1997, the Company changed its revenue recognition methods as discussed in
    Note 1. This resulted in a one-time non-cash cumulative effect charge of $127.0 million, after tax, effective January 1, 1997. As a result of this accounting change, results for the first three quarters of 1997 have been restated as follows: Revenue decreased by $3.6 million, increased by $6.8 million and decreased by $2.7 million; Operating Income decreased by $4.7 million, increased by $5.8 million and decreased by $3.8 million; Net Income
    (Loss) decreased by $130.0 million, increased by $3.8 million and decreased by $2.5 million, respectively.

               THE DUN & BRADSTREET CORPORATION AND SUBSIDIARIES

              (TABULAR AMOUNTS IN MILLIONS, EXCEPT PER SHARE DATA)

(2) In connection with the Company's adoption of SFAS No. 128, all prior-period earnings per share data were restated to reflect basic and diluted earnings per share.

(3) Results have also been reclassified to reflect R.H. Donnelley as discontinued operations.

(4) Income from Discontinued Operations included a $9.4 million pre-tax gain on the sale of P-East in the quarter ended December 31, 1997.

(5) The number of weighted average shares outstanding changes as common shares are issued for employee plans and other purposes or as shares are repurchased. For this reason, the sum of quarterly earnings per common share may not be the same as earnings per common share for the year.

(6) Operating Income (Loss) included reorganization costs of $1.4 million, $7.6 million, $18.9 million and $133.3 million incurred in the quarters ended March 31, June 30, September 30 and December 31, 1996, respectively, and loss on the sale of ACI of $63.8 million and $4.4 million for quarters ended June 30 and September 30, 1996, respectively.

(7) Income (Loss) from Discontinued Operations included a pre-tax loss on the sale of P-West of $25.0 million and $3.5 million in the quarters ended June 30 and September 30, 1996, respectively.