Form 10-Q/A
period 1998-03-31
DUN & BRADSTREET CORP
filed 1998-06-30
CIK 30419

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                  FORM 10-Q/A
(MARK ONE)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
   SECURITIES EXCHANGE ACT OF 1934
                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

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

                                 (908) 665-5000
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              [X]  Yes     [ ]  No

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                TITLE OF CLASS                               Shares Outstanding
                Common Stock,                                at April 30, 1998
            par value $1 per share                              171,665,841

================================================================================

     The undersigned registrant hereby amends Part I of its Quarterly Report on Form 10-Q, for the quarterly period ended March 31, 1998 in its entirety, as follows:

PART I.  FINANCIAL INFORMATION

                                                              PAGE
                                                              -----
Item 1.  Financial Statements
Consolidated Statements of Operations (Unaudited) for the
  Three Months Ended March 31, 1998 and 1997................      2
Consolidated Balance Sheets (Unaudited) at March 31, 1998
  and December 31, 1997.....................................      3
Consolidated Statements of Cash Flows (Unaudited) for the
  Three Months Ended March 31, 1998 and 1997................      4
Notes to Consolidated Financial Statements (Unaudited)......    5-8
Item 2.  Management's Discussion and Analysis of Financial
  Condition and Results of Operations.......................   9-11

               THE DUN & BRADSTREET CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                                  THREE MONTHS ENDED
                                                                      MARCH 31,
                                                                ----------------------
                                                                  1998         1997
                                                                --------    ----------
                                                                (AMOUNTS IN MILLIONS,
                                                                EXCEPT PER SHARE DATA)
Operating Revenues..........................................     $471.1      $  436.4
                                                                 ------      --------
Operating Costs.............................................      145.3         133.2
Selling and Administrative Expenses.........................      197.6         190.1
Depreciation and Amortization...............................       35.4          35.2
                                                                 ------      --------
Operating Income............................................       92.8          77.9
                                                                 ------      --------
Interest Income.............................................        0.9           0.1
Interest Expense............................................       (7.3)        (21.2)
Other Expense -- Net........................................       (6.5)         (1.4)
                                                                 ------      --------
Non-Operating Expense -- Net................................      (12.9)        (22.5)
                                                                 ------      --------
Income from Continuing Operations before Provision for
  Income Taxes..............................................       79.9          55.4
Provision for Income Taxes..................................       28.4          18.9
                                                                 ------      --------
Income from Continuing Operations...........................       51.5          36.5
Income (Loss) from Discontinued Operations, Net of Income
  Taxes of $8.1 for 1998 and Income Tax Benefit of $0.7 for
  1997......................................................       12.0          (1.6)
                                                                 ------      --------
Income before Cumulative Effect of Accounting Changes.......       63.5          34.9
Cumulative Effect of Accounting Changes, Net of Income Tax
  Benefit of $87.7..........................................         --        (127.0)
                                                                 ------      --------
Net Income (Loss)...........................................     $ 63.5      $  (92.1)
                                                                 ======      ========
Basic Earnings (Loss) Per Share of Common Stock:
  Continuing Operations.....................................     $ 0.30      $   0.21
  Discontinued Operations...................................       0.07         (0.01)
                                                                 ------      --------
  Before Cumulative Effect of Accounting Changes............       0.37          0.20
  Cumulative Effect of Accounting Changes, Net of Income Tax
     Benefit................................................         --         (0.74)
                                                                 ------      --------
Basic Earnings (Loss) Per Share of Common Stock.............     $ 0.37      $  (0.54)
                                                                 ======      ========
Diluted Earnings (Loss) Per Share of Common Stock:
  Continuing Operations.....................................     $ 0.30      $   0.21
  Discontinued Operations...................................       0.07         (0.01)
                                                                 ------      --------
  Before Cumulative Effect of Accounting Changes............       0.37          0.20
  Cumulative Effect of Accounting Changes, Net of Income Tax
     Benefit................................................         --         (0.73)
                                                                 ------      --------
Diluted Earnings (Loss) Per Share of Common Stock...........     $ 0.37      $  (0.53)
                                                                 ======      ========
Dividends Paid Per Share of Common Stock....................     $ 0.22      $   0.22
                                                                 ------      --------
Weighted Average Number of Shares Outstanding -- Basic......      171.2         171.2
                                                                 ------      --------
Weighted Average Number of Shares Outstanding -- Diluted....      174.1         172.7
                                                                 ------      --------

   The accompanying notes are an integral part of the consolidated financial statements.

               THE DUN & BRADSTREET CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                                               MARCH 31,      DECEMBER 31,
                                                                 1998             1997
                                                              -----------    --------------
                                                              (DOLLAR AMOUNTS IN MILLIONS,
                                          ASSETS
                                                                 EXCEPT PER SHARE DATA)
Current Assets
Cash and Cash Equivalents...................................    $   116.6       $   81.8
Accounts Receivable -- Net of Allowance of $45.2 in 1998 and
  $39.4 in 1997.............................................        474.5          454.5
Other Current Assets........................................        244.8          269.2
                                                                ---------       --------
          Total Current Assets..............................        835.9          805.5
                                                                ---------       --------
Non-Current Assets
Investments and Notes Receivable............................         12.8           12.3
Property, Plant and Equipment...............................        306.9          317.2
Prepaid Pension Costs.......................................        194.6          190.7
Computer Software...........................................        128.7          128.0
Goodwill....................................................        186.9          194.6
Other Non-Current Assets....................................        139.6          141.2
                                                                ---------       --------
          Total Non-Current Assets..........................        969.5          984.0
Net Assets of Discontinued Operations.......................        282.5          296.5
                                                                ---------       --------
Total Assets................................................    $ 2,087.9       $2,086.0
                                                                =========       ========
                           LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Notes Payable...............................................    $   364.8       $  451.5
Accrued and Other Current Liabilities.......................        449.2          472.0
Unearned Subscription Income................................        640.4          573.5
                                                                ---------       --------
          Total Current Liabilities.........................      1,454.4        1,497.0
Postretirement and Postemployment Benefits..................        387.1          389.0
Other Non-Current Liabilities...............................        390.7          388.3
Minority Interest...........................................        301.9          301.9
Shareholders' Equity
Preferred Stock, par value $1 per share,
  authorized -- 10,000,000 shares; outstanding -- none
Common Stock, par value $1 per share,
  authorized -- 400,000,000 shares; issued -- 188,420,996
  shares for 1998 and 1997..................................        188.4          188.4
Capital Surplus.............................................         80.2           80.2
Retained Earnings...........................................        396.2          405.2
Treasury Stock, at cost, 16,850,856 and 17,853,652 shares
  for 1998 and 1997, respectively...........................       (906.5)        (964.0)
Cumulative Translation Adjustment...........................       (167.1)        (162.6)
Minimum Pension Liability Adjustment........................        (37.4)         (37.4)
                                                                ---------       --------
Total Shareholders' Equity..................................       (446.2)        (490.2)
                                                                ---------       --------
Total Liabilities and Shareholders' Equity..................    $ 2,087.9       $2,086.0
                                                                =========       ========

   The accompanying notes are an integral part of the consolidated financial statements.

               THE DUN & BRADSTREET CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)

                                                                QUARTER ENDED
                                                                  MARCH 31,
                                                              ------------------
                                                               1998       1997
                                                              -------    -------
                                                              (DOLLAR AMOUNTS IN
                                                                  MILLIONS)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)...........................................  $  63.5    $ (92.1)
Less: Income (Loss) from Discontinued Operations............     12.0       (1.6)
                                                              -------    -------
  Income (Loss) from Continuing Operations..................     51.5      (90.5)
Reconciliation of Net Income (Loss) to Net Cash
Provided by Operating Activities:
  Cumulative Effect of Accounting Change, Net of Income Tax
     Benefits...............................................       --      127.0
  Depreciation and Amortization.............................     35.4       35.2
  Postemployment Benefit Payments...........................     (5.1)      (9.9)
  Net Decrease in Accounts Receivable.......................    (25.3)     (78.3)
  Accrued Income Taxes......................................     38.5      (10.4)
  Increase in Long Term Liabilities.........................      4.5       30.0
  Net Decrease in Other Working Capital Items...............     44.9      118.0
  Other.....................................................     (1.3)       1.8
                                                              -------    -------
Net Cash Provided by Operating Activities:
  Continuing Operations.....................................    143.1      122.9
  Discontinued Operations...................................     28.4       59.9
                                                              -------    -------
Net Cash Provided by Operating Activities...................    171.5      182.8
                                                              -------    -------
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from Marketable Securities.........................      3.9        0.1
Payments for Marketable Securities..........................     (4.3)        --
Capital Expenditures........................................    (10.0)      (4.0)
Additions to Computer Software and Other Intangibles........    (16.1)     (13.1)
Net Cash Used in Investing Activities of Discontinued
  Operations................................................     (2.5)      (8.7)
Other.......................................................     (7.6)      (8.9)
                                                              -------    -------
Net Cash Used In Investing Activities.......................    (36.6)     (34.6)
                                                              -------    -------
CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of Dividends........................................    (37.7)     (37.7)
Payments for Purchase of Treasury Shares....................       --       (1.7)
Net Proceeds from Exercise of Stock Options.................     22.6       13.1
Decrease in Short-term Borrowings...........................    (85.9)     (99.2)
Other.......................................................     (0.2)      (0.3)
                                                              -------    -------
Net Cash Used in Financing Activities.......................   (101.2)    (125.8)
                                                              -------    -------
Effect of Exchange Rate Changes on Cash and Cash
  Equivalents...............................................      1.1        2.2
                                                              -------    -------
Increase in Cash and Cash Equivalents.......................     34.8       24.6
Cash and Cash Equivalents, Beginning of Quarter.............     81.8      127.8
                                                              -------    -------
Cash and Cash Equivalents, End of Quarter...................  $ 116.6    $ 152.4
                                                              =======    =======

   The accompanying notes are an integral part of the consolidated financial statements.

               THE DUN & BRADSTREET CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
              (TABULAR AMOUNTS IN MILLIONS, EXCEPT PER SHARE DATA)

NOTE 1  INTERIM CONSOLIDATED FINANCIAL STATEMENTS

     These interim consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and should be read in conjunction with the consolidated financial statements and related notes of The Dun & Bradstreet Corporation's (the "Company") 1997 Annual Report on Form 10-K/A-2. The consolidated results for interim periods are not necessarily indicative of results for the full year or any subsequent period. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of financial position, results of operations and cash flows at the dates and for the periods presented have been included. Certain prior-year amounts have been reclassified to conform to the 1998 presentation.

NOTE 2  ACCOUNTING CHANGES

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

     In accordance with Accounting Principles Board Opinion ("APB") No. 20, "Accounting Changes," the cumulative effect of changing the accounting for certain of the Company's revenue recognition policies resulted in a pre-tax, non-cash charge of $214.7 million ($127.0 million after tax or $.74 per share basic, $.73 per share diluted) in the quarter ended March 31, 1997.

     The Company also changed certain of its revenue recognition methods for its Marketing Information Services and Receivable Management Services businesses to recognize revenue over the service period from previously recognizing revenues and costs at the time of shipment or billing. Previously, the Company included the effect of these changes as a part of the cumulative effect of accounting changes in the Consolidated Statements of Operations effective January 1, 1997.

     Subsequent to the initial issuance of these financial statements and after discussions with the staff of the Securities and Exchange Commission, it was determined that the accounting for these changes in revenue recognition methods be amended and therefore applied retroactively. The effects of such changes decreased the pre-tax non-cash charge by $40.0 million to $214.7 million ($127.0 million after tax or $0.74 share basic, $0.73 per share diluted). The effects of these changes increased net income by $23.6 in the quarter ended March 31, 1997 and increased basic and fully diluted earnings per share for the first quarter of 1997 by $0.14.

NOTE 3  REORGANIZATION AND DISCONTINUED OPERATIONS

     On December 17, 1997, the Board of Directors of the Company announced a plan, subject to receiving a favorable ruling from the Internal Revenue Service, to separate into two publicly traded companies -- The New Dun & Bradstreet Corporation ("New D&B") and R.H. Donnelley Corporation ("R.H. Donnelley"). The separation (the "Distribution") of the two companies will be accomplished through a tax-free dividend of a new entity comprised of the Company's Risk Management Services segment (Moody's Investors Service ("Moody's") and Dun & Bradstreet, the operating company ("D&B Inc.")). The new entity, New D&B, will be known as "The Dun & Bradstreet Corporation" and the continuing entity will change its name to

               THE DUN & BRADSTREET CORPORATION AND SUBSIDIARIES

                                  (UNAUDITED)
              (TABULAR AMOUNTS IN MILLIONS, EXCEPT PER SHARE DATA)

"R.H. Donnelley Corporation" and will consist of the Company's Directory Information Services segment (R.H. Donnelley Inc., the operating company, and the DonTech partnership). In April 1998, the Company received a favorable ruling from the Internal Revenue Service with respect to the tax-free treatment of the Distribution. The transaction is expected to be completed in the summer of 1998. Due to the relative significance of the Risk Management Services segment, the transaction will be accounted for as a reverse spin-off, and as such the Risk Management Services and Directory Information Services segments have been classified as continuing and discontinued operations, respectively.

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

     For financial reporting purposes the assets and liabilities of the Directory Information Services segment have been separately classified on the balance sheet as "Net Assets of Discontinued Operations." A summary of these assets and liabilities at March 31, 1998 and December 31, 1997 was as follows:

                                                MARCH 31, 1998    DECEMBER 31, 1997
                                                --------------    -----------------
Current assets................................      $ 89.8             $ 92.7
Total assets..................................       341.5              362.3
Current liabilities...........................        57.8               64.6
Total liabilities.............................        59.0               65.8
Net assets of discontinued operations.........       282.5              296.5

     The net operating results of the Directory Information Services segment have been reported in the caption "Income (Loss) from Discontinued Operations," in the consolidated statements of operations. Summarized operating results for the Directory Information Services segment for the quarters ended March 31, were as follows:

                                                              1998     1997*
                                                              -----    -----
Operating revenues..........................................  $41.5    $19.0
Income before provision for income taxes....................   20.1     (2.3)
Net income..................................................   12.0     (1.6)

---------------
* 1997 included the results of the East Coast proprietary operations of R.H. Donnelley.

NOTE 4  RECONCILIATION OF WEIGHTED AVERAGE SHARES

                 (SHARE DATA IN THOUSANDS)                     1998       1997
                 -------------------------                    -------    -------
Weighted average number of shares -- basic..................  171,153    171,189
Dilutive effect of shares issuable under stock options,
  restricted stock and performance unit plans...............    2,731      1,257
Adjustment of shares applicable to stock options exercised
  during the period and performance unit plans..............      220        204
                                                              -------    -------
Weighted average number of shares -- diluted................  174,104    172,650
                                                              =======    =======

               THE DUN & BRADSTREET CORPORATION AND SUBSIDIARIES

                                  (UNAUDITED)
              (TABULAR AMOUNTS IN MILLIONS, EXCEPT PER SHARE DATA)

     As required by Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share," the Company has provided a reconciliation of basic weighted average shares to diluted weighted average shares within the table outlined above. The conversion of diluted shares has no impact on the Company's operating results. All options outstanding at March 31, 1998 and 1997 were included in the computation of diluted earnings per share because the options' exercise prices were less than the average market price of the Company's common stock. The Company's options generally expire 10 years after the initial grant date.

NOTE 5  COMPREHENSIVE INCOME

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

                                                              1998      1997
                                                              -----    ------
Net income (loss)...........................................  $63.5    $(92.1)
Other comprehensive loss -- foreign currency translation
  adjustment................................................   (4.5)     (7.5)
                                                              -----    ------
Total comprehensive income..................................  $59.0    $(99.6)
                                                              =====    ======

NOTE 6  NOTES PAYABLE

     In connection with the Distribution, R.H. Donnelley will borrow approximately $350 million under the R.H. Donnelley Credit Facility and issue $150 million of senior subordinated notes under the R.H. Donnelley Indenture, all of which will be guaranteed by D&B. A portion of the proceeds of this indebtedness will be used to repay existing indebtedness of the Company. This $500 million of debt will become an obligation of R.H. Donnelley after the Distribution.

NOTE 7  FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK

     The Company enters into interest rate swap agreements to manage exposure to changes in interest rates. Interest rate swaps allow the Company to raise funds at floating rates and effectively swap them into fixed rates that are lower than those available to it if fixed-rate borrowings were made directly. If the Company terminates a swap agreement, the gain or loss is amortized over the shorter of the remaining original life of the swap or the debt. At March 31, 1998, the unrealized fair value of the interest rate swaps was a loss of $11.7 million, of which $3.8 million ($.6 million in the first quarter of 1998 and $3.2 million in 1997) has been recognized in income relating to swaps which do not qualify for settlement accounting. In connection with the Distribution and repayment of outstanding notes payable, the Company will cancel all of its interest rate swap agreements and will record into income the previously unrecognized fair value loss at the time of termination.

NOTE 8  LITIGATION

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

               THE DUN & BRADSTREET CORPORATION AND SUBSIDIARIES

                                  (UNAUDITED)
              (TABULAR AMOUNTS IN MILLIONS, EXCEPT PER SHARE DATA)

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

     In connection with the Distribution, the Company and R.H. Donnelley will enter into an agreement whereby the Company will retain all potential liabilities arising from the IRI Action.

     Management is unable to predict at this time the final outcome of the IRI Action or whether the resolution of this matter could materially affect the Company's results of operations, cash flows or financial position.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     On December 17, 1997, the Board of Directors of the Dun & Bradstreet Corporation ("D&B") announced a plan to separate into two publicly traded companies -- The Dun & Bradstreet Corporation ("New D&B") and R.H. Donnelley Corporation ("R.H. Donnelley"). The separation (the "Distribution") of the two companies will be accomplished through a tax-free dividend of a new entity comprised of Moody's Investors Service ("Moody's") and Dun & Bradstreet, the operating company ("D&B Inc."). The new entity, New D&B, will be known as "The Dun & Bradstreet Corporation" and the continuing entity will change its name to "R.H. Donnelley Corporation" and will consist of R.H. Donnelley Inc., the operating company and the DonTech partnership. Due to the relative significance of Moody's and D&B Inc., the transaction will be accounted for as a reverse spin-off, and as such Moody's and D&B Inc. have been classified as continuing operations and R.H. Donnelley Inc. and DonTech have been classified as discontinued operations. In April 1998, the Company received a favorable ruling from the Internal Revenue Service with respect to the tax-free treatment of the Distribution. The transaction is expected to be completed in the summer of 1998.

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

RESULTS OF OPERATIONS

     D&B's first quarter 1998 income from continuing operations of $51.5 million was up $15.0 million or 41% from the prior year's first quarter results from continuing operations. Earnings per share from continuing operations (basic and diluted) of $.30 was up 43% from the prior year's earnings per share from continuing operations of $.21. D&B's first quarter net income was $63.5 million or $.37 per share, both basic and diluted. This compares with a first quarter 1997 net loss of $92.1 million, or a $.54 per share loss basic, $.53 per share loss diluted. The 1997 results include a one-time, non-cash charge for the cumulative effect of accounting changes of $127.0 million after-tax ($.74 per share basic, $.73 per share diluted), with respect to certain of D&B's revenue recognition methods. Effective January 1, 1997, D&B changed its revenue recognition method for its Credit Information Services and Moody's businesses. In accordance with APB No. 20, "Accounting Changes," the cumulative effect of these accounting changes resulted in a pre-tax non-cash charge of $214.7 million ($127.0 million after-tax).

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

     Operating revenues for the first quarter were up 8% to $471.1 million in 1998 from $436.4 million in 1997. Revenues for D&B Inc. of $338.6 million were up 2% from the prior year. Excluding the impact of foreign currency fluctuations, revenue growth for D&B Inc. was 6%. D&B U.S. posted an 8% increase in first quarter revenue, driven by solid growth in traditional credit products, as well as strong performance in sales of Value Added Products and Database Marketing. D&B Europe's revenues decreased 8%, driven by unfavorable foreign exchange fluctuations. Excluding foreign exchange, Europe's results improved modestly, up 1% over the prior year. Growth in the UK, Eastern Europe, Italy, Holland and Portugal were offset by declines in Switzerland, Norway and Germany. Revenues from D&B Inc.'s other regions were up 3%, driven by a 13% improvement in Receivable Management Services and growth in Latin America, partially offset by declines in Canada and Asia Pacific resulting from unfavorable foreign exchange. Moody's posted revenue growth of 25% to $132.5 million over the prior year reflecting the continuing favorable interest rate environment, the continuing trend toward the globalization of capital markets and Moody's success in product innovation.

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

     Income from discontinued operations, net of income taxes, was $12.0 million for the first quarter of 1998 compared to a loss of $1.6 million for the same period in 1997. Revenue for the R.H. Donnelley Business totaled $41.5 million, an increase of $22.5 million from $19.0 million reported in the first quarter of 1997 (which included $.8 million of revenues of the East Coast proprietary operations of the R.H. Donnelley Business ("P-East") which was sold in the fourth quarter of 1997). This strong increase is the result of a one-time shift of approximately $19 million in revenues from the DonTech partnership as well as growth in sales of advertising for both DonTech's Illinois directories and for Sprint's Las Vegas directory. Certain revenue that in previous years was reported in later quarters of the year is being reported in the first quarter this year, a result of the August 1997 restructuring of the DonTech partnership agreement with Ameritech advertising services. Operating income for the R.H. Donnelley Business for the first quarter of 1998 was $20.1 million, up $22.4 million from 1997 (which included the $.9 million operating loss of P-East), due mainly to the DonTech revenue shift.

ADOPTION OF STATEMENTS OF FINANCIAL ACCOUNTING STANDARDS

     In February 1998, the FASB issued SFAS No. 132, "Employers' Disclosure about Pensions and Other Postretirement Benefits" ("SFAS No. 132"). SFAS No. 132 revises employers' disclosures about pension and other postretirement benefit plans. SFAS No. 132 is effective for fiscal years beginning after December 15, 1997. Restatement of disclosures for earlier periods provided for comparative purposes are required unless the information is not readily available. D&B is in the process of evaluating the disclosure requirements. The adoption of SFAS No. 132 will have no impact on D&B's results of operations, financial position or cash flows.

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

     Operating activities of continuing operations generated net cash of $143.1 million during the first quarter of 1998 compared to $122.9 million in 1997. This increase is consistent with the improvement in the income from continuing operations. Discontinued operations generated $28.4 million in the first quarter of 1998 compared to $59.9 million in 1997. All interest expense, taxes and corporate overhead costs have been borne by the continuing operations of D&B. Additionally, costs incurred to complete the Distribution are the responsibility of D&B.

     Net cash used in investing activities was $36.6 million for the first quarter of 1998 compared to $34.6 million in 1997 including net cash used in investing activities of discontinued operations of $2.5 million in the first quarter of 1998 and $8.7 million in 1997. In the first quarter of 1998 D&B invested $26.1 million for capital expenditures and additions to computer software and other intangibles compared to $17.1 million in the comparable period in 1997.

     Net cash used in financing activities was $101.2 million during the first quarter of 1998 compared to $125.8 million in the first quarter of 1997. Payments of dividends accounted for $37.7 million in both 1998 and 1997. During the first quarter of 1998, D&B reduced short-term borrowings by $85.9 million compared to $99.2 million in the first quarter of 1997. Proceeds from the exercise of stock options were $22.6 million for the first quarter of 1998 compared to $13.1 million in 1997.

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

     On April 15, 1998, the Board of Directors of D&B approved a second quarter 1998 dividend of $.22 per share, payable June 10, 1998 to shareholders of record at the close of business May 20, 1998. Subject to the approval of its Board of Directors, it is anticipated that New D&B will initially pay a quarterly dividend of $0.185 per share.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          THE DUN & BRADSTREET CORPORATION

Date: June 30, 1998                       By:     /s/ FRANK S. SOWINSKI

                                            ------------------------------------
                                            Frank S. Sowinski
                                            Senior Vice President -- Chief
                                              Financial Officer

Date: June 30, 1998                       By:  /s/ CHESTER J. GEVEDA, JR.

                                            ------------------------------------
                                            Chester J. Geveda, Jr.
                                            Vice President and Controller