Form 10-K405
period 1998-12-31
R H DONNELLEY CORP; DONNELLEY R H INC
filed 1999-03-30
CIK 30419, 1065310

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D. C. 20549

                            ------------------------

                                   FORM 10-K

(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        FOR THE TRANSITION PERIOD FROM                TO

                        COMMISSION FILE NUMBER 001-07155

                           R.H. DONNELLEY CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                   DELAWARE                                      13-2740040
           (STATE OF INCORPORATION)                 (I.R.S. EMPLOYER IDENTIFICATION NO.)
    ONE MANHATTANVILLE ROAD, PURCHASE N.Y.                         10577
   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                      (ZIP CODE)

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                TITLE OF CLASS                      NAME OF EXCHANGE ON WHICH REGISTERED
                --------------                      ------------------------------------
     COMMON STOCK, PAR VALUE $1 PER SHARE                 NEW YORK STOCK EXCHANGE

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [X]

The aggregate market value at March 1, 1999 of shares of the Registrant's common stock (based upon the closing price per share of such stock on The New York Stock Exchange) held by non-affiliates of the Registrant was $525,952,185. Solely for the purposes of this calculation, shares held by directors and officers of the Registrant have been excluded. Such exclusion should not be deemed a determination or an admission by the Registrant that such individuals are, in fact, affiliates of the Registrant. At March 1, 1999, there were outstanding 33,979,883 shares of the Registrant's common stock.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                        COMMISSION FILE NUMBER 333-59287

                              R.H. DONNELLEY INC.*
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                   DELAWARE                                      36-2467635
           (STATE OF INCORPORATION)                 (I.R.S. EMPLOYER IDENTIFICATION NO.)
    ONE MANHATTANVILLE ROAD, PURCHASE N.Y.                         10577
   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                      (ZIP CODE)

     REGISTRANTS' TELEPHONE NUMBER, INCLUDING AREA CODE     (914) 933-6400
---------------
* R.H. Donnelley Inc. is a wholly owned subsidiary of R.H. Donnelley Corporation which became subject to the filing requirements of Section 15(d) on October 1, 1998. As of March 1, 1999, 100 shares of R.H. Donnelley Inc. common stock, no par value, were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

                                   PART III
Item 10                Directors and Executive Officers  Information pertaining to the
                       of the Registrant                 Company's Directors can be found
                                                         on pages 6-7 of the Company's
                                                         Proxy Statement dated March 22
                                                         1999
Item 11                Executive Compensation            Pages 8-18 of the Company's
                                                         Proxy Statement dated March 22,
                                                         1999
Item 12                Security Ownership of Certain     Pages 19-20 of the Company's
                       Beneficial Owners and Management  Proxy Statement dated March 22,
                                                         1999
Item 13                Certain Relationships and         Page 6 of the Company's Proxy
                       Related Transactions              Statement dated March 22, 1999

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1.  BUSINESS

     As used in this report, except where the context indicates otherwise, the term "Company" refers to R.H. Donnelley Corporation and its wholly owned subsidiary R.H. Donnelley Inc. ("Donnelley"), which is the operating entity. The Company's executive offices are located at One Manhattanville Road, Purchase, NY 10577 and its telephone number is (914) 933-6400.

THE DISTRIBUTION

     Prior to July 1, 1998, the Company operated as part of The Dun & Bradstreet Corporation ("Old D&B"). On December 17, 1997, the Board of Directors of Old D&B approved in principle a plan to separate into two publicly traded companies -- the Company and The New Dun & Bradstreet Corporation ("New D&B"). The distribution ("Distribution") was the method by which Old D&B distributed to its shareholders shares of New D&B common stock. On July 1, 1998, as part of the Distribution, Old D&B distributed to its shareholders shares of New D&B stock. In connection with the Distribution, Old D&B changed its name to R.H. Donnelley Corporation. After the Distribution, the Company's only operating subsidiary is Donnelley.

THE COMPANY

     The Company, together with its partnerships, is the largest independent marketer of yellow pages advertising in the United States. The Company sold approximately $1 billion of yellow pages advertising in 1998 and is the leader in all of its major markets. The Company is also a provider of pre-press publishing services for yellow pages directories (including a majority of the directories for which it sells advertising). In operation since 1886, the Company provides services to approximately 300 directories in 13 states which collectively had a total circulation of over 30 million in 1998. The Company has a diversified customer base of approximately 500,000 businesses, many of which rely on yellow pages directories as their principal or sole form of advertising.

     The Company is strategically aligned on a long-term basis with the established, leading telephone service provider (the incumbent telephone company) in each of its major markets, which include Illinois (including Chicago), New York State (including New York City), Nevada (primarily Las Vegas) and Florida (including Tallahassee and Orlando). The Company provides yellow pages advertising marketing and sales in these markets through long-term contractual agreements with subsidiaries of the incumbent telephone companies, which are Ameritech, Bell Atlantic and Sprint. These agreements allow the incumbent telephone companies to gain the benefits of the Company's long-term presence in its markets, yellow pages marketing and publishing expertise, established infrastructure and performance-focused, non-union sales force. The Company benefits from its agreement with the incumbent telephone company, which publishes the leading directories in terms of numbers of advertisers, utilization and distribution in the majority of the Company's markets.

     The Company organizes its business in three business segments: Directory Advertising Services, DonTech Partnership and Directory Publishing Services. The Directory Advertising Services segment is comprised of the Company's Bell Atlantic and Sprint business relationships and the Company's independent Cincinnati operation. While DonTech also provides yellow pages directory advertising sales and marketing services, the partnership is considered a separate operating segment since, among other things, the employees of DonTech, including officers and managers, are not employees of the Company. Directory Publishing Services includes pre-press publishing and production services for yellow pages directories.

     In March 1999, the Company, in an effort to streamline operations, formed a division, Directory Services. This division includes the operations referred to herein as Directory Advertising Services and Directory Publishing Services, and support functions related thereto.

  Directory Advertising Services

     The following is a brief discussion of each of the Company's major strategic relationships included in its Directory Advertising Services segment, which accounted for 26.6% of the Company's operating income before depreciation and amortization in 1998.

     Bell Atlantic

     The Company's relationship with Bell Atlantic began with a contract with New York Telephone Company entered into in 1909. Under the current agreement, which was entered into in 1985 and extends through 2005, the Company is the exclusive advertising sales agent for Bell Atlantic directories which cover substantially all of New York State, including New York City. The arrangement was originally with a subsidiary of NYNEX; however, as a result of the Bell Atlantic/NYNEX merger in 1997, the agreement was transferred to a subsidiary of Bell Atlantic. The Company earns a sales commission on advertising sold and recognizes these commissions upon the signing of the related advertising contract.

     In May 1998, the Company became the exclusive advertising sales agent, beginning with directories published in 1999, for Bell Atlantic's 26 yellow pages directories in the Buffalo and North Country markets in upstate New York. These directories were previously serviced by another third-party marketer. The contract which governs the relationship between the Company and the relevant Bell Atlantic entity in the greater Buffalo area continues until 2002, unless extended by Bell Atlantic.

     In 1997, the Company sold its Proprietary East ("P-East") yellow pages business to an independent yellow pages publisher and as part of the sale agreement, agreed to forego certain business activities, including yellow pages advertising sales, in certain mid-Atlantic states until September 1999.

     Subject to regulatory approval and certain other conditions, Bell Atlantic agreed to merge with GTE Corporation ("GTE"), which currently conducts all of its yellow pages operations in-house. The proposed merger will not trigger any change to the current contractual relationship between Bell Atlantic and the Company. There can be no assurance as to what effect, if any, the proposed merger will have on the Company's relationship with Bell Atlantic or the prospect for the Company to renew such contract on expiration thereof.

     Sprint

     The Sprint relationship began in 1980 when the Company began publishing directories for predecessors or affiliates of Central Telephone Company and United Telephone Company of Florida, both since merged into Sprint. The Company has a partnership with a Sprint operating unit, known as the CenDon partnership ("CenDon"), and sales agency agreements with CenDon and a separate operating unit of Sprint.

     CenDon. The Company and a Sprint operating unit each have a 50% interest in CenDon, which publishes directories in selected Sprint markets in Nevada (primarily Las Vegas), Florida (including Tallahassee), Virginia and North Carolina. The Company earns a 50% share of CenDon's income and records its share as income from partnerships and related fees, a component of the Company's operating income.

     In addition to the profits derived from its 50% stake in CenDon, the Company has a contract to provide advertising sales, marketing and customer service on an exclusive basis to CenDon and receives a sales commission for its services. The Company recognizes these commissions as revenues upon the publication of the related directory. Additionally, the Company also provides publishing services to CenDon. The current CenDon partnership agreement and the sales agency agreement were entered into in 1988 and extend through the end of December 2004.

     Sprint Sales Agency. In the greater Orlando, Florida marketplace, the Company is Sprint's exclusive advertising sales agent and earns sales commissions on local advertising sales. The Company recognizes these commissions as revenues upon the signing of the related advertising contract. The contract which governs this relationship was entered into in 1994 and extends through 2004, but could be terminated as a result of a five year performance review required no later than March 1, 2000. The Company also provides pre-press publishing services for Sprint's greater Orlando directories, pursuant to its sales agency agreement, which is discussed in Directory Publishing Services.

     Cincinnati Independent Directory

     The Company's sales agency contract with Cincinnati Bell expired in 1997. The Company made a strategic decision to leverage its expertise in yellow pages advertising sales and its knowledge of the Cincinnati area to launch its own independent yellow pages directory. The Company published its initial directory in 1998 and the revenues from the publication placed it among the nation's top five independent directories. The Company recognizes revenues when the directory is published.

  DONTECH PARTNERSHIP

     The Company's relationship with telephone companies currently owned by Ameritech Corporation began in 1908 with the Chicago Telephone Company. Since then, the Company has had a variety of contractual relationships with Ameritech Corporation, including a series of partnerships. The latest partnership agreement was signed in August 1997 with an operating unit of Ameritech ("Ameritech"), changing the structure of the then existing DonTech partnership ("DonTech I"). A new 50/50 general partnership was formed ("DonTech"), which was appointed the exclusive sales agent, in perpetuity, for Ameritech's yellow pages advertising for directories published by Ameritech in Illinois and northwest Indiana, and any future electronic or Internet advertising (the "DonTech Restructuring"). The Company receives 50% of the profits generated by DonTech and also receives direct fees from Ameritech, which are tied to advertising sales generated by DonTech. Income from these sources is included in the Company's income statement as income from partnerships and related fees. Under the new structure, DonTech now recognizes revenues and costs when a customer signs a sales contract. Historically, a disproportionate number of directories were published in the fourth quarter, which led to inefficient use of DonTech I's sales force during other times of the year. In 1998, a two-year program to reschedule the related directories' publication dates more evenly throughout the year was completed. The DonTech partnership represented approximately 82.6% of the Company's operating income before depreciation and amortization expense in 1998.

     Subject to regulatory approval and certain other conditions, Ameritech agreed to merge with SBC Communications Inc. ("SBC"), which currently conducts all of its yellow pages operations in-house. The proposed merger will not trigger any change to the current agreement governing the DonTech partnership and the related yellow pages directories. There can be no assurance as to what effect, if any, the proposed merger will have on the DonTech partnership.

  DIRECTORY PUBLISHING SERVICES

     The Company provides pre-press publishing services for yellow pages directories, including advertisement creation, sales contract management, listing database management, sales reporting and commissions, pagination, billing services and imaging, to its existing customers and independent yellow pages publishers under separately negotiated contracts. In 1996, the Company completed its publishing center in Raleigh, North Carolina, which utilizes digital technology and custom designed relational databases to support the entire yellow pages advertising sales and publishing process on an integrated basis, from lead generation and sales presentation, to advertisement creation and printer-ready final output. The Company also has a graphics center in Dunmore, Pennsylvania which produces artwork for the majority of advertisements and specialty pages included in the directories for which the Company provides publishing services. The Dunmore graphics center is electronically integrated with the Raleigh publishing center.

     Under an agreement that extends through December 2003, the Company provides publishing services for Ameritech's Illinois and northwest Indiana directories. Additionally, pursuant to the CenDon partnership agreement, the Company provides publishing services to CenDon. The fees for such services are based on a separate pricing schedule. The Company also provides publishing services for Sprint's greater Orlando directories pursuant to its sales agency agreement. The publishing services portion of this contract could be terminated if a new pricing schedule for such services is not agreed upon by March 1, 2000. The Company is currently in the process of renegotiating a new pricing schedule for the CenDon and Sprint publishing contracts. In addition, the Company provides publishing services to the purchaser of its P-East business pursuant to an agreement that extends through 2002.

NEW ADVERTISING MEDIA

     As part of efforts to deliver additional value to its customer base, the Company has initiated a program to offer bundled advertising packages that include Internet, cable TV, as well as conventional print yellow pages. These new services were introduced in 12 markets in 1998, and expansion into additional markets is planned for 1999. The Company began selling Web sites on behalf of Bell Atlantic and expanded its cable TV advertising offering in five additional New York markets, after a successful test in Albany, New York. The Company also began offering Web site advertising bundled with the print product in connection with its Cincinnati operation, through an agreement with America Online's Digital City. In addition, the Company, and an operating unit of Sprint and InfoSpace.com will be offering Web site advertising in the Las Vegas, Nevada market in 1999.

FOREIGN VENTURE

     In November 1998, the Company entered into a joint venture with China United Telecommunications Corporation and Teleway Communications Limited, to publish yellow pages and to offer Internet directory services in the People's Republic of China. The joint venture will initially introduce directories in four key economic and regional centers in China. The first directory is scheduled to be published later this year. The four-city introduction will be followed by a carefully phased rollout to other cities in China. In addition, the joint venture owns ChinaBiG (www.ChinaBiG.com), the first bilingual and most comprehensive Internet directory covering China, Hong Kong, Taiwan and Macao.

     Under the terms of the joint venture, which is subject to Chinese regulatory approval, the Company will acquire a 15 percent equity position with an option to increase its stake to 25 percent. The joint-venture agreement gives broad operational and management control of the business to the Company.

COMPETITION

     There is competition for yellow pages advertising sales to varying degrees in the Company's markets from the sales forces of yellow pages publishers with which the Company is either not affiliated or with divisions of such companies for which the Company does not provide sales services. All of the telephone companies which the Company is affiliated currently market yellow pages advertising with internal sales forces in many of the markets in which the Company does not provide sales agency services. In addition, the Company's competitors include other local telephone companies, independent publishers (publishers that are not affiliated with any telephone company) and national yellow pages sales agents. In the majority of its markets, the Company benefits from its long-term contractual relationships with the operating units of the largest potential competitor in a directory market, the incumbent local telephone company. The market position of incumbent local telephone companies may be impacted by the Telecommunications Act of 1996, which effectively opened local telephone markets to increased competition. There is also competition for advertising sales from other media, including newspapers, magazines, radio, direct mail, online information services, television and cable television. Additionally, advances in technology have brought to the industry new participants, new products and new channels, including increasing use of the Internet as an advertising media.

     With respect to the business conducted by the Company's Directory Publishing Services segment, yellow pages publishers which are not customers of the Company, typically derive such services from internal divisions or through independent providers of such services or some combination of both. The telephone companies and many of the significant independent yellow pages publishers, are making investments to acquire publishing services technology similar to the technology used at the Company's Raleigh publishing center.

EMPLOYEES

     As of December 31, 1998, the Company had approximately 1,500 full-time employees. This number does not include the employees of DonTech. None of the Company's employees are covered by collective bargaining agreements. The Company considers its relations with its employees to be good.

EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth information concerning the individuals who serve as executive officers of the Company.

NAME                                   AGE*                         POSITION(S)
----                                   ----                         -----------
Frank R. Noonan......................   56     Chairman of the Board, President and Chief Executive
                                               Officer
Philip C. Danford....................   55     Senior Vice President and Chief Financial Officer
Alexander R. Marasco.................   46     Senior Vice President
Judith A. Norton.....................   55     Senior Vice President Human Resources
David C. Swanson.....................   44     Senior Vice President
Stephen B. Wiznitzer.................   48     Senior Vice President and General Counsel

     The following table sets forth information concerning the individuals who serve as executive officers and directors of Donnelley.

NAME                                   AGE*                         POSITION(S)
----                                   ----                         -----------
Frank R. Noonan......................   56     Director, President and Chief Executive Officer
Philip C. Danford....................   55     Director, Senior Vice President and Chief Financial
                                               Officer
Alexander R. Marasco.................   46     Executive Vice President Corporate Development
Judith A. Norton.....................   55     Senior Vice President Human Resources
David C. Swanson.....................   44     President Directory Services
Stephen B. Wiznitzer.................   48     Director, Senior Vice President and General Counsel

---------------
* As of March 1, 1999.

     FRANK R. NOONAN has been a director of the Company since April 1998, a director of Donnelley since February 1995, President since August 1991, and has been Chairman and Chief Executive Officer of the Company and Donnelley since June 1998. Mr. Noonan joined Old D&B in 1989 as Senior Vice President Finance of Dun & Bradstreet Information Services. Prior to joining Old D&B, Mr. Noonan served as Senior Vice President and Chief Financial Officer of UNUM Corporation and in various financial positions for the General Electric Company. Mr. Noonan is Chairman of the Board of Trustees for United Hospital Medical Center in Port Chester, New York, a member of the Board of Trustees of Manhattanville College, the Vice Chairman of the Board of Governors for the Buick Classic, and a member of the Board of Directors of the Yellow Pages Publishers Association.

     PHILIP C. DANFORD has been Senior Vice President and Chief Financial Officer of Donnelley since March 1998 and has been a director and Senior Vice President and Chief Financial Officer of the Company since June 1998. Previously, Mr. Danford served as Vice President and Treasurer for Old D&B from September 1992. In 1988, Mr. Danford joined Old D&B as Assistant Treasurer. Before joining Old D&B, Mr. Danford served as Vice President and Treasurer at The Perkin-Elmer Corporation and as Assistant Vice President and Manager at W.R. Grace & Co.

     ALEXANDER R. MARASCO has been a Senior Vice President of the Company since June 1998 and was appointed Donnelley's Executive Vice President Corporate Development in March 1999. Prior to this appointment, Mr. Marasco served as Donnelley's Executive Vice President Operations and Technology since October 1995. Prior thereto, Mr. Marasco served as a Senior Vice President Planning for Donnelley from April 1991, and as an Assistant Vice President of Strategic Planning for Donnelley from March 1989. Mr. Marasco joined Old D&B in 1976 in its finance department in New York.

     JUDITH A. NORTON has been a Senior Vice President Human Resources of Donnelley since June 1998 and has served as the Company's Senior Vice President Human Resources since January 1998. Prior thereto, Ms. Norton was an independent human resources consultant from January 1997, a Senior Vice President Human Resources for The Chase Manhattan Bank from April 1996, and a Senior Vice President and Director of Staffing and Development for Chemical Bank from January 1991.

     DAVID C. SWANSON was appointed President of the Directory Services division in March 1999, and has served as a Senior Vice President of the Company since June 1998. Prior to becoming the division president, he served as Donnelley's Executive Vice President Corporate Strategy since June 1998. Prior thereto, Mr. Swanson was an Executive Vice President and General Manager for Proprietary Operations from July 1997, an Executive Vice President Sales for Donnelley from October 1995, Donnelley's Vice President and General Manager Cincinnati Operations from September 1993, an Assistant Vice President Operations for Donnelley from January 1993 and a General Sales Manager for Donnelley from January 1992.

     STEPHEN B. WIZNITZER is a Senior Vice President and General Counsel of Donnelley, has been a director of Donnelley since June 1998, and is Senior Vice President and General Counsel of the Company. Mr. Wiznitzer has served as the Company's Senior Vice President and General Counsel since June 1997. Prior thereto, Mr. Wiznitzer served as counsel for NYNEX Corporation from 1989. Earlier, Mr. Wiznitzer had been Senior Counsel for SSMC, Inc. from 1986.

ITEM 2.  PROPERTIES

     The Company's operations are conducted from 22 leased locations in 7 states. The Company leases approximately 74,000 square feet for its administrative headquarters and offices in Purchase, New York, and approximately 72,000 square feet in New York City for its Bell Atlantic sales force. The Company's Raleigh publishing facility center is located in a 55,000 square foot building which the Company leases. The Company leases 20,000 square feet in a building for its graphics center in Dunmore, Pennsylvania.

ITEM 3.  LEGAL PROCEEDINGS

INFORMATION RESOURCES

     On July 29, 1996, Information Resources Inc. ("IRI") filed a complaint in the United States District Court for the Southern District of New York, naming as defendants Old D&B, ACNielsen Corporation and IMS Health Incorporated (both of which are former subsidiaries of Old D&B). The complaint alleges, among other things, various violations of the antitrust laws and seeks damages in excess of $350 million, which IRI is seeking to have trebled under the antitrust laws. IRI also seeks punitive damages in an unspecified amount. Pursuant to the Distribution Agreement executed in connection with the Distribution, New D&B will assume the defense of and indemnify the Company against any payments to be made by the Company or Donnelley in respect of the IRI Action, under the Indemnity and Joint Defense Agreement or otherwise, including any ongoing legal fees and expenses related thereto.

TAX MATTERS

     Certain tax planning strategies entered into by Old D&B are currently subject to review by tax authorities. The Internal Revenue Service (the "IRS") is currently reviewing Old D&B's utilization of certain capital losses during 1989 and 1990. While the IRS has not issued a formal assessment with respect to these transactions, the IRS has assessed other companies that had entered into similar types of transactions. If an assessment is made and should the IRS prevail, the total cash obligation to the IRS at December 31, 1998, would approximate $500 million for taxes and accrued interest. Pursuant to a series of agreements, IMS Health Incorporated ("IMS") and Nielsen Media Research, Inc. ("NMR") (both of which are former subsidiaries of Old D&B) are each jointly and severally liable to pay 50%, and Old D&B is liable for the remaining 50%, of any payments for taxes and accrued interest arising from this matter and certain other potential tax liabilities after Old D&B pays the first $137 million. As previously stated, as the result of the form of the Distribution, the Company is the legal entity and the taxpayer referred to herein as Old D&B. However, New D&B, pursuant to the terms of the Distribution Agreement and the Tax Allocation

Agreement, executed in connection with the Distribution, has assumed and will indemnify the Company and Donnelley against any payments to be made by the Company or Donnelley in respect of any tax liability that may be assessed and any costs and expenses relating thereto including any ongoing legal fees. Accordingly, management believes that such tax liabilities and the costs and expenses relating thereto will not have a material impact on the consolidated financial position of the Company. Management further believes that New D&B, IMS and NMR have sufficient financial resources to satisfy all such liabilities and to reimburse the Company for all costs and expenses relating thereto.

     Other than the matters described above, the Company and Donnelley are involved in legal proceedings, claims and litigation arising in the ordinary conduct of its business. Although there can be no assurances, the Company's management believes that the outcome of such legal proceedings will not have a material adverse effect on the Company's financial position, results of operations or cash flows.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the quarter ended December 31, 1998.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     As discussed above ("Item 1 -- Business -- The Distribution"), the Distribution was completed on June 30, 1998. Accordingly, as of July 1, 1998, the Company's common stock began trading on the New York Stock Exchange under the symbol "RHD." The table below indicates the high and low sales price of the Company's common stock for each period and the dividends declared.

                                                              PRICE PER SHARE
                                                              ---------------    DIVIDENDS PAID
                                                               HIGH      LOW       PER SHARE
                                                              ------    -----    --------------
1998
3rd Quarter.................................................  19 3/8    10 3/4       $0.175
4th Quarter.................................................  14 15/16  10 1/8       $0.175

     At March 1, 1999, there were approximately 9,623 holders of record of the common stock. In 1998, the Company announced that it would cease paying a quarterly dividend after the payment of the fourth quarter 1998 cash dividend. The Company's Credit Agreement and Indenture contain various financial restrictions that may place limitations on the ability of the Company to pay dividends in the future (see "Item 7 -- Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity").

     During 1998, the Company executed a one-for-five split of its outstanding common stock. All share and per share data provided herein has been adjusted to give effect to such reverse stock split.

ITEM 6.  SELECTED FINANCIAL DATA

     The selected financial data of the Company as of December 31, 1998, 1997 and 1996 and for each of the four years in the period ended December 31, 1998 are derived from the audited consolidated financial statements of the Company. The Company's audited consolidated financial statements are presented as if the Company were a stand-alone entity for all periods. The historical selected financial data as of December 31, 1995 and 1994 and for the year ended December 31, 1994 are derived from the unaudited consolidated financial statements of the Company, and include, in the opinion of management, all necessary adjustments for a fair presentation in conformity with generally accepted accounting principles. The information set forth below should be read in conjunction with the audited consolidated financial statements and related notes and with "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                                   YEARS ENDED DECEMBER 31,
                               -----------------------------------------------------------------
                                 1998          1997          1996          1995          1994
                               ---------    ----------    ----------    ----------    ----------
                                             (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF INCOME DATA(1):
Revenues.....................  $ 169,988    $  239,865    $  270,029    $  312,940    $  310,313
Income from partnerships and
  related fees...............    135,854       130,171       132,945       137,180       148,770
Operating income.............    125,741       134,739       167,442       182,795       213,249
Net income...................     61,560        84,905        78,085       108,397       127,949
EARNINGS PER SHARE(2):
Basic........................  $    1.80    $     2.49    $     2.30    $     3.20    $     3.76
Diluted......................  $    1.78    $     2.48    $     2.29    $     3.19    $     3.76
DIVIDENDS PER SHARE(2).......  $    0.35
SHARES USED IN COMPUTING
  EARNINGS PER SHARE(2):
Basic........................     34,237        34,153        34,003        33,904        33,989
Diluted......................     34,522        34,213        34,058        33,977        33,989
BALANCE SHEET DATA(1):
Total assets.................  $ 391,126    $  382,286    $  502,193    $  520,214    $  526,168
Long-term debt...............    464,500            --            --            --            --
Shareholders' equity
  (deficit)..................   (221,610)      258,675       379,184       386,565       370,314
ADVERTISING SALES DATA
  (UNAUDITED)(1, 3):
Calendar cycle...............  $ 995,445    $1,067,242    $1,115,560    $1,145,944    $1,108,705
Publication cycle............    993,854     1,086,315     1,081,900     1,078,200     1,044,900

---------------
(1) The selected financial data above include amounts related to businesses that were sold prior to 1998. To facilitate comparison of the financial data, the amounts related to these businesses included above are as follows:

                                               1997          1996          1995          1994
                                            ----------    ----------    ----------    ----------
Revenues................................       $77,979       $97,263      $140,104      $148,785
     Operating income...................        10,969        18,587        22,250        27,926
     Total assets.......................            --        80,962       131,751       138,345
     Advertising sales (calendar and
       publication cycle)(3)............        73,753        89,939       133,389       139,060

     See "Item 7 -- Management's Discussion and Analysis of Financial Condition and Results of Operations -- Factors Affecting Comparability" for a discussion of certain factors which affect the comparability of the information presented in this table.

(2) Amounts have been adjusted to give effect to a one-for-five reverse split of the Company's common stock executed in 1998.

(3) Advertising sales represents the billing value of advertisements sold by the Company and DonTech. Management reviews the performance of its operating segments on, among other things, the advertising sales generated on a calendar cycle and a publication cycle basis. Calendar cycle advertising sales represent the billing value of advertisements sold stated on the same basis for which revenue is recognized in the consolidated financial statements (that is, when a sales contract is signed where the Company is a sales agent and when a directory is published where the Company is the publisher). Advertising sales on a publication cycle basis represent the billing value of advertisements sold based on when a directory is published, regardless of the Company's role and the recognition of revenue in the consolidated financial statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The matters discussed in this Form 10-K of R.H. Donnelley Corporation (the "Company") and R.H. Donnelley Inc. ("Donnelley") contain forward looking statements subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. Where possible, the words "believe," "expect," "anticipate," "should," "planned," "estimated," "potential," "goal," "outlook," and similar expressions, as they relate to the Company, Donnelley or its management, have been used to identify such forward looking statements. These statements and all other forward looking statements reflect the Company's and Donnelley's current beliefs and specific assumptions with respect to future business decisions and are based on information currently available. Accordingly, the statements are subject to significant risks, uncertainties and contingencies which could cause the Company's and Donnelley's actual operating results, performance or business prospects to differ from those expressed in, or implied by, these statements. Such risks, uncertainties and contingencies include the following: (1) loss of market share through competition; (2) uncertainties caused by the consolidation of the telecommunications industry;
(3) introduction of competing products or technologies by other companies; (4) complexity and uncertainty regarding the development of new high technology products; (5) pricing pressures from competitors and/or customers; (6) changes in the yellow pages industry and markets; (7) the Company's inability to complete the implementation of its Year 2000 plans on a timely basis; and (8) a sustained economic downturn in the United States.

THE COMPANY

     Except where otherwise indicated, the term "Company" refers to R.H. Donnelley Corporation and its wholly owned subsidiary R.H. Donnelley Inc. ("Donnelley"). Donnelley is a wholly owned subsidiary of the Company. The Company has no other operations other than through its Donnelley subsidiary. Therefore, on a consolidated basis, the financial statements of the Company and Donnelley are substantially identical.

     The Company provides advertising sales and marketing services for yellow pages and other directory products under long-term sales agency agreements and joint venture partnerships with operating units of major telephone companies as well as through its own independent operations. The Company is a sales agent in New York State for an operating unit of Bell Atlantic and in Florida for an operating unit of Sprint. It also serves as a sales agent for the CenDon partnership ("CenDon"), a 50/50 partnership between Donnelley and an operating unit of Sprint that was formed to publish directories in Florida, Nevada, Virginia and North Carolina. The Company also began publishing its own independent yellow pages directory in the Cincinnati area in 1998. Due to their similarities, the Company aggregates these businesses in its Directory Advertising Services segment.

     The Company is also a 50% partner in the DonTech Partnership ("DonTech"), a partnership with an operating unit of Ameritech, which acts as the exclusive sales agent for yellow pages directories published by Ameritech in Illinois and northwest Indiana. In addition to receiving 50% of the profits of DonTech, the Company also receives direct fees ("Revenue Participation") from an operating unit of Ameritech, which are tied to advertising sales. While DonTech provides advertising sales of yellow pages and other directory products, the partnership is considered a separate operating segment since, among other things, the employees of DonTech, including officers and managers, are not employees of the Company.

     The Company also provides pre-press publishing services for yellow pages directories, including advertisement creation, sales contract management, listing database management, sales reporting and commissions, pagination, billing services and imaging, to independent yellow pages publishers and its existing customers under separately negotiated contracts. This business is classified as Directory Publishing Services.

FACTORS AFFECTING COMPARABILITY

     Prior to July 1, 1998, the Company operated as part of The Dun & Bradstreet Corporation ("Old D&B"). On December 17, 1997, the Board of Directors of Old D&B approved in principle a plan to separate into two publicly-traded companies -- R.H. Donnelley Corporation and The New Dun & Bradstreet Corporation ("New D&B"). The distribution ("Distribution") was the method by which Old D&B distributed to its shareholders shares of New D&B common stock. On July 1, 1998, as part of the Distribution,

Old D&B distributed to its shareholders shares of New D&B stock. In connection with the Distribution, Old D&B changed its name to R.H. Donnelley Corporation.

     The historical consolidated financial statements reflect the financial position, results of operations and cash flows of the Company as if it were a stand-alone entity for all periods presented. The historical financial statements include allocations of certain Old D&B general and administrative expenses and corporate assets and liabilities related to the Company's business. Management believes these allocations are reasonable; however, these costs and allocations are not necessarily indicative of the costs that would have been incurred had the Company performed or provided these functions as a separate entity. For example, the Company estimates that general and administrative expenses would have been approximately $4.4 million and $8.6 million higher than the amounts allocated from Old D&B during the first six months of 1998 and the full year of 1997, respectively. Additionally, in connection with the Distribution, the Company issued Debt (as defined below; see -- "Liquidity and Capital Resources") and estimates that additional interest expense of $18.4 million and $42.7 million would have been incurred in 1998 and 1997, respectively, assuming the Debt was outstanding as of January 1, 1997.

     Other items affecting the comparability of 1998 results to the prior periods include the sale of the Company's Proprietary-East ("P-East") business in December 1997 and the Proprietary-West ("P-West") business in May 1996. Also, in August 1997, the Company's sales agency contract with Cincinnati Bell expired. The Company made a strategic decision to leverage its expertise in yellow pages advertising sales and its knowledge of the Cincinnati area to launch its own independent yellow pages directory. During 1998, the Company published its initial Cincinnati directory. The revenues from the publication placed the Cincinnati directory among the nation's top five independent directories.

ADVERTISING SALES

  Calendar Cycle Sales

     Advertising sales is the billing value of advertisements sold by the Company and DonTech in a given calendar year. This is referred to as calendar cycle sales. The Company recognizes advertising sales on the same basis on which revenues are recognized (that is, when a sales contract is signed where the Company is a sales agent and when a directory is published where the Company is the publisher of the directories). For 1998, calendar cycle sales were $995.4 million compared to $1,067.2 million in 1997. Excluding sales from P-East of $73.8 million in 1997, sales in 1998 were consistent with 1997. However, advertising sales from the Cincinnati area were significantly lower in 1998 due to the expiration of the sales agency agreement with Cincinnati Bell, which was partially offset by the initiation of an independent directory. Excluding the impact of this change, sales showed a 4.5% increase in the underlying comparable businesses over 1997.

     Advertising sales for the Directory Advertising Services segment decreased 14.0% in 1998 compared to 1997. However, excluding the sales from P-East and adjusting for the change in the Cincinnati operations, sales in the Directory Advertising Services segment showed a 4.1% increase in 1998 over 1997. This increase was driven by growth of 7.7% in the Sprint markets, particularly the Las Vegas, Nevada; Hickory, North Carolina; and Tallahassee, Florida areas, and a 2.6% increase in the Bell Atlantic markets. The increase in the Bell Atlantic markets was primarily due to $6.3 million of sales in the Buffalo and North Country markets. During 1998, the Company was appointed the exclusive sales agent by Bell Atlantic to service these markets. Advertising sales for DonTech increased 5.0% in 1998 compared to 1997 primarily due to strong growth in Chicago and surrounding areas.

     Calendar cycle sales decreased 4.3% in 1997 to $1,067.2 million from $1,115.6 million in 1996. In the Directory Advertising Services segment, advertising sales decreased 7.5% in 1997 compared to 1996. Sales from Bell Atlantic directories were 7.4% lower than in 1996 due to the rescheduling of publication dates of certain directories from 1997 into 1998. Sales from Cincinnati Bell decreased 22.9% as the Company did not sell advertising for the November 1997 directories due to the expiration of the sales agency contract, and sales from P-East were down 18.0% due to the sale of that business. These declines were partially offset by 5.5% growth in the Sprint markets, primarily in Las Vegas. Advertising sales from DonTech increased 1.3% in 1997 over 1996.

  Publication Cycle Sales

     The Company believes that an additional measurement of sales performance is the publication cycle method. This method calculates sales on the basis of the annual value of a directory according to its publication date regardless of when the advertising for that directory was sold. If a directory publication date changes from one year to the next, the prior year publication date is adjusted to conform to the present year to maintain comparability. In 1998, publication cycle sales were $993.9 million compared to $1,086.3 million in 1997. Sales in 1998 of $993.9 million were 1.8% lower than 1997 sales of $1,012.5 million, after excluding 1997 sales of P-East of $73.8 million. After further excluding advertising sales related to the Company's changing Cincinnati operations, as noted above, advertising sales increased 2.2% from $962.4 million to $983.5 million in 1998. The increase was due to strong growth in the Sprint and DonTech markets.

     Advertising sales from the Directory Advertising Services segment decreased 15.7% in 1998 compared to 1997. Excluding sales from P-East and sales related to the Company's changing Cincinnati operations, sales increased 0.6%. Strong growth of 7.7% in the Sprint markets was offset by a decline in sales in the Bell Atlantic markets of 2.2%. This decrease was driven primarily by lower sales in the New York City area (including Manhattan, Queens, Staten Island and Brooklyn).

     Advertising sales from DonTech increased 4.6% over 1997 due to growth in the DonTech markets and sales efficiencies as a result of the completion of the final phase of a two-year initiative to rebalance the publication schedules for the Ameritech directories. Prior to 1997, sales and production inefficiencies arose from an unbalanced production schedule in which the majority of the directories with which DonTech is affiliated were published in the fourth quarter. The publication dates of the directories are now more evenly distributed throughout the year, enabling DonTech to achieve higher sales through increased productivity and utilization and enhanced customer satisfaction.

     Publication cycle sales of $1,086.3 million in 1997 were consistent with 1996 sales of $1,081.9 million. Sales from the Directory Advertising Services segment decreased approximately 1.6% as strong growth from the Sprint markets was offset by a decrease resulting from the expiration of the Cincinnati Bell contract and the sale of the P-East business during 1997. Sales from DonTech increased 4.3% over 1996 due to growth in the Chicago markets.

RESULTS OF OPERATIONS -- 1998 VS. 1997

     Revenues in 1998 of $170.0 million decreased 29.1% from $239.9 million in 1997. Excluding revenues from P-East ($78.0 million), 1998 revenues increased 5.0%, or $8.1 million. The increase was due to higher revenues from the Directory Advertising Services and Directory Publishing Services segments. The increase in Directory Advertising Services' revenues was due to strong growth in the Sprint markets of Nevada and Florida, partially offset by lower revenues in the Bell Atlantic and Cincinnati markets. The increase in Directory Publishing Services' revenues resulted from a new long-term contract with the purchaser of the Company's P-East business.

     Operating expenses in 1998 of $123.5 million decreased 25.3% from $165.3 million in 1997; however, excluding the operating expenses of P-East in 1997 ($50.6 million), operating expenses increased 7.6%, or $8.7 million. This increase is primarily attributable to an increase in costs related to the new Buffalo operation, costs relating to the publication of the Company's first Cincinnati independent directory and higher information technology costs.

     General and administrative expenses in 1998 of $28.4 million decreased 3.8% from $29.6 million in 1997, but excluding the general and administrative expenses of P-East ($8.6 million), general and administrative expenses increased 35.3%, or $7.4 million. This increase is due to increased costs related to being a stand-alone company, increased information technology spending and costs associated with the start-up of a Chinese joint venture with China Unicom
(see -- "Liquidity and Capital Resources").

     Provision for bad debts of $8.6 million in 1998 decreased $9.9 million from 1997; however, excluding $7.1 million related to P-East, the provision decreased $2.8 million. This reduction is mainly attributable to lower Bell Atlantic revenues.

     Income from partnerships and related fees includes the Company's share of the profits from the CenDon and DonTech partnerships and Revenue Participation. This income increased 4.4% in 1998 to $135.9 million from $130.2 million in 1997, driven mainly by a 3.3% increase in DonTech income. DonTech's increase was primarily due to the strong growth in advertising sales. However, DonTech income was held down by a charge for adjustments for billing and receivables. The charge mainly relates to the Company's share of those accounts deemed uncollectible. Equity income from CenDon increased $3.6 million in 1998 to $15.8 million, primarily due also to strong growth in advertising sales.

     Interest expense of $23.1 million in 1998 represents interest on the Debt incurred in connection with the Distribution. In June, the Company borrowed $350 million under variable rate credit facilities and issued $150 million of fixed rate notes. At the current level of debt and interest rates, the Company anticipates interest expense to be in the range of $40 - $42 million per year.

     The effective tax rate in 1998 was 40.0% compared to 41.1% in 1997. The higher effective tax rate in 1997 was due to the amortization of goodwill, which is a non-deductible expense for tax purposes. The Company anticipates that its effective tax rate in future years will approximate 40%.

     Net income in 1998 was $61.6 million, or $1.78 per diluted share compared to $84.9 million, or $2.48 per diluted share in 1997. As previously stated, management believes that the historical results are not indicative of the current operations as they include the results of businesses that have been sold by the Company and do not include the full year effect of certain costs and expenses that the Company has incurred as a result of its separation from Old D&B. If the historical results are adjusted to (i) exclude the operations of the P-East business, (ii) include the estimated additional general and administrative expenses associated with being a stand-alone company and (iii) assume the Debt was outstanding for all periods prior to the Distribution, net income for 1998 would have been $47.9 million or $1.39 per diluted share compared to $42.7 million or $1.25 per diluted share for 1997.

  Directory Advertising Services Segment

     Revenues from Directory Advertising Services consist of sales commissions from the Company's sales agency agreements and the billing value of advertisements sold from the Company's independent operation. Sales commission revenues from the Bell Atlantic and Sprint sales agency operations are recognized when an advertising contract is signed with a customer. Sales commission revenues from CenDon, for which CenDon is the publisher, are recognized when a directory is published. The Company does not record its share of the revenues of CenDon, but recognizes its share of the profits as Income from partnerships and related fees, a component of operating income. Revenues from the Company's independent operation are recognized when a directory is published. Revenues from Directory Advertising Services were $138.1 million in 1998 compared to $214.8 million in 1997. Excluding P-East revenues of $78.0 million, revenues increased 1% in 1998. Revenues from the Sprint markets were up 10.9%, but were offset by a 19.6% decrease in Cincinnati and a 2.3% decrease in the Bell Atlantic markets.

     Operating income from Directory Advertising Services includes the revenues and direct costs incurred by these businesses plus an allocation of certain centralized operating and general and administrative costs not charged directly to the businesses. Operating income in 1998 for Directory Advertising Services was $32.6 million compared to $41.0 million in 1997. Excluding P-East operating income of $11.0 million in 1997, operating income increased 8.5% due to a 34.0% increase in the operating income from the Sprint markets, including CenDon, partially offset by lower operating income from Cincinnati and the Bell Atlantic business.

  DonTech Partnership Segment

     The Company does not record its share of the revenues and costs of the DonTech Partnership, but recognizes its share of the profits as Income from partnerships and related fees. The Company's income from partnerships related to DonTech increased 3.3% in 1998, or $3.9 million, due to a 5.0% increase in sales. The increase in income was held down by the charge previously mentioned.

  Directory Publishing Services Segment

     Revenues of $31.9 million were 27.2% higher than 1997 revenues of $25.1 million, after elimination of intercompany revenues of $0.8 million and $9.9 million, respectively. This increase was primarily due to increased revenue resulting from a new long-term contract with the purchaser of the Company's P-East business. This revenue replaced the work that Directory Publishing Services performed for the P-East business when it was owned by the Company.

     Operating income from Directory Publishing Services includes the revenues and direct costs incurred by this business, plus an allocation of certain centralized operating and general and administrative costs not charged directly to the business. This segment incurred an operating loss of $3.0 million in 1998 compared to $4.6 million in 1997. This improvement is principally due to reduced expenses. Depreciation and amortization of $6.3 million and $6.9 million, respectively, in 1998 and 1997, is the result of the Company's investment in the Raleigh operations.

RESULTS OF OPERATIONS -- 1997 VS. 1996

     Revenues in 1997 were $239.9 million compared to $270.0 million in 1996. This decrease of 11.2% was primarily due to lower revenues from P-East due to the sale of the business in 1997 and lower revenues in Cincinnati due to the expiration of the Company's sales agency agreement in 1997. Revenues were also adversely affected by scheduling shifts in the publication schedules for certain Bell Atlantic directories.

     Total expenses in 1997 of $235.3 million were consistent with the 1996 amount of $235.5 million. Expenses in 1997 related to P-East and P-West were $10.8 million lower than in 1996. However, offsetting this decrease was $4.0 million in start-up costs in 1997 associated with the Cincinnati independent directories and $5.7 million higher depreciation due to the completion of the Raleigh publishing facility.

     Income from partnerships and related fees decreased 2.1% to $130.2 million in 1997 compared to $132.9 million in 1996. Of this, income and related fees from DonTech decreased 4.2% in 1997 to $116.2 million compared to $121.4 million in 1996. The decrease in DonTech earnings is principally due to a contractual reduction in the Company's share of DonTech profits from 54% in 1996 to 53% in 1997. A portion of the decline was also due to sales and production inefficiencies that arose from an unbalanced production schedule in which the majority of the directories with which DonTech is affiliated were published in the fourth quarter. The Company's partnership income from CenDon increased to $12.2 million in 1997 from $9.7 million in 1996, primarily due to strong sales growth in the Sprint markets, especially Las Vegas.

     Operating income in 1997 decreased $32.7 million, or 19.5%, compared to 1996. This decrease was primarily due to lower operating income due to the sale of P-East, lower income from partnerships from DonTech, the expiration of the Cincinnati Bell contract during 1997 and the decrease in Bell Atlantic revenues mentioned above.

     The effective tax rate in 1997 was 41.1% compared to 43.8% in 1996. The higher tax rate in 1996 was due to a non-deductible capital loss for tax purposes related to the sale of the P-West business in 1996.

  Directory Advertising Services Segment

     Revenues from Directory Advertising Services decreased 12.5% to $214.8 million in 1997 compared to $245.3 million in 1996. This decrease was due to the sale of the P-East business and the rescheduling of certain Bell Atlantic directories in 1997, partially offset by higher revenues from the Sprint markets. Operating income from Directory Advertising Services decreased 36.5% in 1997 primarily due to the sale of the P-East business in 1997, additional start-up costs associated with the Cincinnati independent directories and the decrease in revenues from Bell Atlantic directories.

  DonTech Partnership Segment

     As previously stated, the Company's income from partnerships from DonTech decreased 4.2%, or $5.1 million, in 1997, primarily due to the contractual decrease in the Company's share of the profits and sales and production inefficiencies that arose from an unbalanced production schedule.

  Directory Publishing Services Segment

     Revenues of $25.1 million in 1997 were consistent with 1996 revenues of $24.7 million, after elimination of intercompany revenues of $9.9 million and $10.1 million, respectively. Operating loss in 1997 of $4.6 million was $2.3 million higher than in 1996 due to higher depreciation on the Company's investment in the Raleigh facility, which became operational in the second quarter of 1997. Operating income excluding depreciation was $2.3 million, which was consistent with 1996.

LIQUIDITY AND CAPITAL RESOURCES

     In connection with the Distribution, Donnelley borrowed $300 million under its Senior Secured Term Facilities ("Term Facilities") and issued $150 million of Senior Subordinated Notes (the "Notes"). Donnelley also borrowed $50 million against its $100 million Senior Revolving Credit Facility (the "Revolver", together with the Term Facilities, the "Credit Agreement"). The net proceeds from these borrowings (the "Debt"), were dividended to Old D&B and distributed to New D&B in connection with the Distribution. The Term Facilities mature between June 4, 2004, and December 5, 2006, and require quarterly principal repayments. The Notes pay interest semi-annually at the annual rate of 9.125%, and are due in 2008. The Credit Agreement and the Indenture governing the Notes each contain various financial and other restrictive covenants, including restrictions on indebtedness, capital expenditures and commitments. At February 28, 1999, Donnelley had $310.9 million of outstanding debt under the Credit Agreement at a weighted average interest rate of 7.2% per annum, and available borrowing capacity of $88.0 million under the Revolver.

     To reduce the exposure to changes in interest rates on its floating rate long-term debt under the Credit Agreement, Donnelley entered into interest rate swap agreements having a total notional principal amount of $175 million. These agreements effectively change the interest rate on $175 million of floating rate borrowing to fixed rates. The interest rate swap agreements expire between June 2001 and June 2003. The notional amount of the swap agreements is used to measure interest to be paid or received and does not represent the amount of exposure to credit loss. Donnelley is exposed to credit risk in the event of nonperformance by the other party to the interest rate swap agreements. However, Donnelley does not anticipate nonperformance by the counterparty. In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities," which is required to be adopted in years beginning after June 15, 1999. Because of the Company's limited use of derivatives, management does not anticipate that the adoption of the new Statement will have a significant effect on earnings or the financial position of the Company.

     During 1998, the Company entered into a joint venture with China United Telecommunications Corporation ("China Unicom") to publish yellow pages directories and to offer Internet directory services in the People's Republic of China. Under the terms of the joint venture agreement, the Company will invest cash of approximately $15.6 million to acquire a 15% equity interest in the joint venture. In 1998, the Company invested $1.3 million and will make additional contributions totaling $14.3 million over the next two to three years. The Company anticipates contributing approximately $8.0 million in 1999, $3.8 million in 2000 and $2.5 million in 2001. These payments will be funded from cash flows from operations or from borrowings under the Revolver.

     During 1998, the Board of Directors authorized the Company to repurchase its common stock under a systematic repurchase plan to offset the dilutive effect on earnings from the exercise of employee stock options and also authorized a general repurchase plan of up to $20 million of its common stock, from time to time, depending on market conditions. At February 28, 1999, the Company had spent approximately $4.7 million to repurchase shares under both the systematic and general repurchase plans.

     The Company believes that cash from operations, together with available debt capacity under the Revolver, will be sufficient to permit the Company to fund its cash requirements, including its operating expenses, anticipated capital expenditures and debt service requirements, for the foreseeable future.

  Cash Flow

     Net cash flow provided by operations was $97.7 million in 1998, $99.7 million in 1997, and $100.5 million in 1996. Net income has declined in the three year period mainly due to the loss of income from businesses that were sold, lower earnings in the Bell Atlantic and Cincinnati operations, and increases in expenses, principally interest and general and administrative expenses, as a result of the Company's separation from Old D&B. This decline was offset by the timing of partnership cash receipts, receivables changes and certain changes in liabilities over the three year period. Fluctuations from cash received in partnerships relative to income from partnerships is a result of the timing of receipts and is not anticipated to fluctuate significantly in the future. Cash generated by accounts receivable was positive in 1997, mainly due to lower Bell Atlantic sales because of timing of directory publications. This situation reversed itself in 1998. New receivables associated with the Cincinnati directory in 1998 coupled with the reversal of the Bell Atlantic receivables situation caused a negative effect on cash flow that year. Cash flow from operations was also impacted by changes in net deferred tax liabilities over the three year period principally as a result of estimates used to approximate tax balances as if the Company was a separate entity for 1996 and 1997. Accounts payable, accrued liabilities and other current liabilities were higher in 1998 as a result of accrued interest payable related to the Debt. It is not anticipated that cash flow will fluctuate in the future as it had in this three year period with respect to these liabilities.

     Net cash flow from investing activities used $12.7 million in 1998, provided $105.7 million in 1997 and used $16.5 million in 1996. The amount in 1997 includes $122.0 million from the sale of the P-East business and the 1996 amount includes $21.4 million received from the sale of the P-West business. Expenditures for property and equipment and computer software were $12.7 million in 1998, $16.3 million in 1997 and $37.8 million in 1996. The higher spending in 1996 was due to the Company's investment in its new publishing facility in Raleigh, North Carolina. The Company currently has no material commitments for capital expenditures.

     Net cash used in financing activities was $82.8 million in 1998, $205.4 million in 1997 and $85.5 million in 1996. Prior to July 1, 1998, all cash deposits were transferred to Old D&B on a daily basis and Old D&B funded the Company's disbursement bank accounts as required. The net amounts transferred to Old D&B were $529.3 million in 1998, $205.4 million in 1997 and $85.5 million in 1996. The amount transferred in 1998 includes the net proceeds from the Debt and the amounts for 1997 and 1996 include the proceeds from the sale of the P-East and P-West businesses, respectively. Additionally, cash was used in 1998 to repay debt ($31.4 million), to repurchase common stock under the Company's systematic stock repurchase plan ($1.0 million) and to pay dividends to shareholders ($12.0 million). During 1998, the Company announced that it would cease paying a dividend after the payment of the fourth quarter 1998 cash dividend.

YEAR 2000 ISSUE

     The Year 2000 ("Y2K") issue is the result of computer programs being written using two digits rather than four digits to define the applicable year. Computer programs that have date sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions.

     As part of its Y2K compliance program, all of the Company's installed computer systems and software products have been assessed for Y2K problems. The Company has replaced its financial systems (General Ledger, Accounts Payable, and Fixed Assets) with systems that use programs from Oracle Corporation, which have been tested and certified to be Y2K compliant. For all remaining systems, software programs are being modified or replaced. The Company is requesting assurances from all software vendors from which it has purchased or licensed software, or from which it may purchase or license software, that such software will correctly process all date information at all times. Additionally, all modifications to existing software, or new software installed by the Company are subjected to the Company's internal Y2K compliance program described below. Through continued modifications to existing software and the conversions to new software, the Company believes that it will be able to mitigate its exposure to the Y2K issue before 2000. However, if continued modifications and conversions are not made, or not completed on a timely basis, the Y2K issue could have a material adverse effect on the Company's operating results and financial condition.

     The Company's Y2K compliance program is divided into five major phases -- (1) the assessment of all computer systems and software products (collectively the "Computer Systems") for Y2K compliance, (2) the remediation (i.e. conversion or modification) of each Computer System to be Y2K compliant,
(3) the testing of the remediation to confirm that such remediation has not adversely impacted the operation of the Computer Systems, and that it can process dates in the year 2000 and beyond, (4) the implementation of the remediated Computer Systems into production and (5) certification of the remediation for Y2K compliance. The percentage of completion of each phase at the end of February 1999 is shown in the table below:

Assessment..................................................  100%
Remediation.................................................  100%
Testing.....................................................   98%
Implementation..............................................   96%
Certification...............................................   75%

     In addition, it is possible that certain computer systems or software products with which the Company's computer systems, software, databases or other technology interface or are integrated with may not accept input of, store, manipulate and output dates in the year 2000 or thereafter without error or interruption. The Company has conducted a review of its computer systems to attempt to identify ways in which its systems could be affected by interface-or integration-related problems in correctly processing date information. The Company is communicating with those third parties with which it maintains business relationships to monitor and evaluate their progress in identifying and addressing their Y2K issues and assessing the potential impact, if any, to the Company. Currently, nothing has come to the Company's attention that would indicate that the Y2K compliance efforts of a major third party would have a material adverse effect on the Company's results of operations and financial condition. However, there can be no assurance that the Company will identify all interface- or integration-related or third party-related problems in advance of their occurrence, or that the Company will be able to successfully remedy problems that are discovered. The expenses of the Company's efforts to identify and address such problems, or the expenses and liabilities to which the Company may become subject to as a result of such problems, could have a material adverse effect on its results of operations and financial condition.

     The Company expects to have its Y2K compliance program substantially completed by the first quarter of 1999. The Company continually assesses the risk of non-compliance of its systems and the systems of major third parties and is currently in the process of developing contingency plans and alternative arrangements for circumstances outside the direct control of the Company.

     The Company has spent approximately $4.1 million addressing the Y2K issues and estimates that it will spend an additional $1.2 million in 1999. These costs will be funded through cash flows from operations.

MARKET RISK SENSITIVE INSTRUMENTS

  Interest Rate Risk

     The Company is exposed to interest rate risk through its Credit Agreement, where it borrows at prevailing short-term variable rates. In order to manage its exposure to fluctuations in interest rates, the Company uses interest rate swap agreements which allow the Company to raise funds at floating rates and effectively swap them into fixed rates that are lower than those available to it if fixed rate borrowings were made directly. These derivative financial instruments are viewed by the Company as risk management tools that are entered into for hedging purposes only. The Company does not use derivative financial instruments for trading or speculative purposes. A discussion of the Company's accounting policies for derivative financial instruments is included in

Note 2 -- Summary of Significant Accounting Policies, and further disclosure relating to financial instruments is included in Note 12 -- Financial Instruments.

     The fair value of interest rate risk is calculated by the Company utilizing estimates of the termination value of the Company's interest rate swaps based upon a 10% increase, or decrease in interest rates from December 31, 1998, levels. Fair values are the present value of projected future cash flows based on the market rates and prices chosen. At December 31, 1998, the unrealized fair value of the interest rate swaps was a loss of $3.6 million. Assuming an instantaneous parallel upward shift in the yield curve of 10% from December 31, 1998, levels, the unrealized fair value of the Company's interest rate swaps would be a loss of $0.6 million. Assuming an instantaneous parallel downward shift in the yield curve of 10% from December 31, 1998, levels, the unrealized fair value of the Company's interest rate swaps would be a loss of $6.5 million.

  Foreign Exchange Risk

     The Company's 15% equity interest in the joint venture with China Unicom represents the Company's only foreign operations. Given the current size of the joint venture operations and the Company's 15% equity interest, exposure to changes in foreign exchange rates at this time is minimal.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     The requirements of this Item are discussed in Item 7 -- Management's Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         INDEX TO FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
R.H. DONNELLEY CORPORATION
Report of Independent Accountants...........................   19
Consolidated Statements of Operations for the three years
  ended December 31, 1998...................................   20
Consolidated Balance Sheets at December 31, 1998 and 1997...   21
Consolidated Statements of Cash Flows for the three years
  ended December 31, 1998...................................   22
Consolidated Statement of Changes in Shareholders' Equity
  (Deficit) for the three years ended December 31, 1998.....   23
Notes to Consolidated Financial Statements..................   24

DONTECH
Report of Independent Accountants...........................   40
Combined Statements of Operations for the three years ended
  December 31, 1998.........................................   41
Combined Balance Sheets at December 31, 1998 and 1997.......   42
Combined Statements of Cash Flows for the three years ended
  December 31, 1998.........................................   43
Combined Statements of Partners' Capital for the three years
  ended December 31, 1998...................................   44
Notes to Combined Financial Statements......................   45

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and
Shareholders of R.H. Donnelley Corporation:

     In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, shareholders' equity (deficit) and cash flows present fairly, in all material respects, the financial position of R.H. Donnelley Corporation (the "Company") and its subsidiary at December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

                                             /s/ PRICEWATERHOUSECOOPERS LLP

New York, New York
February 19, 1999

                           R.H. DONNELLEY CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                    YEARS ENDED DECEMBER 31,
                                                             --------------------------------------
                                                                1998          1997          1996
                                                             ----------    ----------    ----------
                                                             (IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenues...................................................   $169,988      $239,865      $270,029
Expenses
  Operating expenses.......................................    123,462       165,318       170,129
  General and administrative expenses......................     28,447        29,576        30,999
  Provision for bad debts..................................      8,614        18,473        18,175
  Depreciation and amortization............................     19,578        21,930        16,229
                                                              --------      --------      --------
     Total expenses........................................    180,101       235,297       235,532
Income from partnerships and related fees..................    135,854       130,171       132,945
                                                              --------      --------      --------
     Operating income......................................    125,741       134,739       167,442
Interest expense, net......................................     23,141            --            --
Gain (loss) on dispositions................................         --         9,412       (28,500)
                                                              --------      --------      --------
     Income before provision for income taxes..............    102,600       144,151       138,942
Provision for income taxes.................................     41,040        59,246        60,857
                                                              --------      --------      --------
     Net income............................................   $ 61,560      $ 84,905      $ 78,085
                                                              ========      ========      ========
EARNINGS PER SHARE
     Basic.................................................   $   1.80      $   2.49      $   2.30
                                                              ========      ========      ========
     Diluted...............................................   $   1.78      $   2.48      $   2.29
                                                              ========      ========      ========
SHARES USED IN COMPUTING EARNINGS PER SHARE
     Basic.................................................     34,237        34,153        34,003
                                                              ========      ========      ========
     Diluted...............................................     34,522        34,213        34,058
                                                              ========      ========      ========

    The accompanying notes are an integral part of the financial statements.

                           R.H. DONNELLEY CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                                                                     DECEMBER 31,
                                                              ---------------------------
                                                                  1998           1997
                                                              ------------    -----------
                                                              (IN THOUSANDS, EXCEPT SHARE
                                                                  AND PER SHARE DATA)
                                         ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.................................   $   2,302       $     32
  Accounts receivable:
     Billed.................................................       6,941          5,208
     Unbilled...............................................      73,817         78,010
     Other..................................................       8,712          4,562
     Allowance for doubtful accounts........................      (5,298)        (4,014)
                                                               ---------       --------
          Total accounts receivable -- net..................      84,172         83,766
  Deferred contract costs...................................       6,401          6,944
  Other current assets......................................       4,278            388
                                                               ---------       --------
          Total current assets..............................      97,153         91,130
  Property and equipment -- net.............................      21,077         25,460
  Computer software -- net..................................      33,523         37,546
  Partnership investments and related receivables...........     216,482        218,620
  Other non-current assets..................................      22,891          9,530
                                                               ---------       --------
          Total Assets......................................   $ 391,126       $382,286
                                                               =========       ========

                     LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
  Accounts payable..........................................   $   1,654       $  1,395
  Accrued and other current liabilities.....................      69,485         58,070
  Current portion of long-term debt.........................       4,125             --
                                                               ---------       --------
          Total current liabilities.........................      75,264         59,465
  Long-term debt............................................     464,500             --
  Deferred income taxes.....................................      50,909         34,456
  Postretirement and postemployment benefits................       9,648         12,920
  Other liabilities.........................................      12,415         16,770

Commitments and contingencies

SHAREHOLDERS' EQUITY (DEFICIT):
  Preferred stock, par value $1 per share,
     authorized -- 10,000,000 shares, outstanding -- none...          --             --
  Common stock, par value $1 per share,
     authorized -- 400,000,000 shares; issued -- 51,621,894
     and 51,967,121 shares for 1998 and 1997,
     respectively...........................................      51,622         51,967
  Additional paid-in capital................................         274             --
  Retained earnings (deficit)...............................    (255,434)       224,562
  Treasury stock, at cost, 17,419,739 and 17,853,652 shares
     for 1998 and 1997, respectively........................     (18,072)       (17,854)
                                                               ---------       --------
          Total shareholders' equity (deficit)..............    (221,610)       258,675
                                                               ---------       --------
          Total Liabilities and Shareholders' Equity
            (Deficit).......................................   $ 391,126       $382,286
                                                               =========       ========

    The accompanying notes are an integral part of the financial statements.

                           R.H. DONNELLEY CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                YEARS ENDED DECEMBER 31,
                                                           ----------------------------------
                                                             1998         1997         1996
                                                           ---------    ---------    --------
                                                                     (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income.............................................  $  61,560    $  84,905    $ 78,085
  Reconciliation of net income to net cash provided by
     operating activities:
     Depreciation and amortization.......................     19,578       21,930      16,229
     Amortization of deferred financing costs............        793           --          --
     Provision for doubtful accounts.....................      8,614       18,473      18,175
     (Gain) loss from sale of business...................         --       (9,412)     28,500
     Cash received (less than) in excess of income from
       partnerships......................................     (1,061)      10,930     (18,593)
     Loss on sale of property and equipment..............         --        1,551         724
     (Increase) decrease in accounts receivable..........     (9,020)      15,524      (9,974)
     Decrease (increase) in deferred contract costs......        543       (6,746)     (8,403)
     (Increase) decrease in other assets.................     (5,223)       1,806       4,090
     Increase (decrease) in accounts payable, accrued and
       other current liabilities.........................     13,122      (38,993)    (26,781)
     Increase (decrease) in other liabilities............      8,826         (314)     18,486
                                                           ---------    ---------    --------
       Net cash provided by operating activities.........     97,732       99,654     100,538
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of business.........................         --      122,000      21,368
  Additions to property and equipment....................     (5,207)      (9,078)    (15,965)
  Additions to computer software.........................     (7,443)      (7,190)    (21,859)
                                                           ---------    ---------    --------
       Net cash (used in) provided by investing
          activities.....................................    (12,650)     105,732     (16,456)
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from long-term borrowings.................    490,408           --          --
  Repayment of debt......................................    (31,375)          --          --
  Net distributions to Old D&B...........................   (529,306)    (205,414)    (85,466)
  Purchase of treasury stock.............................     (1,017)          --          --
  Payment of dividend....................................    (12,016)          --          --
  Other, net.............................................        494           --          --
                                                           ---------    ---------    --------
       Net cash used in financing activities.............    (82,812)    (205,414)    (85,466)
                                                           ---------    ---------    --------
       Increase (decrease) in cash and cash
          equivalents....................................      2,270          (28)     (1,384)
Cash and cash equivalents, beginning of year.............         32           60       1,444
                                                           ---------    ---------    --------
Cash and cash equivalents, end of year...................  $   2,302    $      32    $     60
                                                           =========    =========    ========

    The accompanying notes are an integral part of the financial statements.

                           R.H. DONNELLEY CORPORATION

      CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)

                                                                                          TOTAL
                                                               RETAINED               SHAREHOLDERS'
                                           COMMON    PAID-IN   EARNINGS    TREASURY      EQUITY
                                            STOCK    CAPITAL   (DEFICIT)    SHARES      (DEFICIT)
                                           -------   -------   ---------   --------   -------------
                                                    (IN THOUSANDS, EXCEPT PER SHARE DATA)
Balance, January 1, 1996.................  $52,910    $ --     $ 352,687   $(19,032)    $ 386,565
Net income...............................                         78,085                   78,085
Net distribution to Old D&B..............                        (85,466)                 (85,466)
Net change due to treasury stock
  activity...............................   (1,136)                 (283)     1,419            --
                                           -------    ----     ---------   --------     ---------
Balance, December 31, 1996...............   51,774      --       345,023    (17,613)      379,184
Net income...............................                         84,905                   84,905
Net distribution to Old D&B..............                       (205,414)                (205,414)
Net change due to treasury stock
  activity...............................      193                    48       (241)           --
                                           -------    ----     ---------   --------     ---------
Balance, December 31, 1997...............   51,967      --       224,562    (17,854)      258,675
Net income...............................                         61,560                   61,560
Dividends paid ($0.35 per share).........                        (12,016)                 (12,016)
Net distribution to Old D&B..............                       (529,306)                (529,306)
Net change due to treasury stock activity
  prior to the Distribution..............     (345)    274          (234)       799           494
Purchase of treasury shares..............                                    (1,017)       (1,017)
                                           -------    ----     ---------   --------     ---------
Balance, December 31, 1998...............  $51,622    $274     $(255,434)  $(18,072)    $(221,610)
                                           =======    ====     =========   ========     =========

    The accompanying notes are an integral part of the financial statements.

                           R.H. DONNELLEY CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           (IN THOUSANDS, EXCEPT SHARE DATA, UNLESS OTHERWISE NOTED)

1.  DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

     R.H. Donnelley Corporation (the "Company") provides advertising sales and marketing services for yellow pages and other directory products under long-term sales agency agreements and joint venture partnerships with operating units of major telephone companies as well as through its own independent operations. The Company is a sales agent in New York State for an operating unit of Bell Atlantic and in Florida for an operating unit of Sprint. It also serves as a sales agent for the CenDon partnership ("CenDon"), a 50/50 partnership between the Company and an operating unit of Sprint that was formed to publish directories in Florida, Nevada, Virginia and North Carolina. The Company also has a 50/50 partnership ("DonTech") with an operating unit of Ameritech Corporation which acts as the exclusive sales agent for yellow pages directories published by Ameritech in Illinois and northwest Indiana. The Company's independent operations are located in Cincinnati, Ohio. The Company also provides pre-press publishing services for yellow pages directories, including advertisement creation, sales contract management, listing database management, sales reporting and commissions, pagination, billing services and imaging, to other yellow pages publishers and its existing customers under separately negotiated contracts.

     Prior to July 1, 1998, the Company operated as part of The Dun & Bradstreet Corporation ("Old D&B"). On December 17, 1997, the Board of Directors of Old D&B approved in principle a plan to separate into two publicly traded companies -- R.H. Donnelley Corporation and The New Dun & Bradstreet Corporation ("New D&B"). The distribution ("Distribution") was the method by which Old D&B distributed to its shareholders shares of New D&B common stock. On July 1, 1998, as part of the Distribution, Old D&B distributed to its shareholders shares of New D&B stock. In connection with the Distribution, Old D&B changed its name to R.H. Donnelley Corporation. After the Distribution, the Company's only operating subsidiary is R.H. Donnelley Inc. ("Donnelley"). Therefore, on a consolidated basis, the financial statements of the Company and Donnelley are substantially identical.

     The financial statements reflect the financial position, results of operations, and cash flows of the Company as if it were a separate entity for all periods presented. Old D&B provided certain centralized services to the Company, the cost of which was allocated to the Company. Management believes these allocations were reasonable; however, the costs of these services are not necessarily indicative of the costs that would have been incurred if the Company had performed or provided these services as a separate entity. These allocations were $11,570 for the six months ended June 30, 1998, $21,531 and $18,626 for the years ended 1997 and 1996, respectively, and are included in operating expenses and general and administrative expenses in the Consolidated Statements of Operations.

     The Company retained all the assets and liabilities related to the yellow pages and other directory product sales, marketing and publishing service businesses after the Distribution as well as an allocation of certain Old D&B corporate headquarters assets and liabilities relating to the Company's businesses. Management believes these allocations were reasonable. The financial information included herein may not necessarily reflect the results of operations, financial position, changes in shareholders' equity and cash flows of the Company in the future or what they would have been had the Company been a separate, stand-alone entity during the periods presented.

     In connection with the Distribution, Donnelley entered into a credit agreement with the Chase Manhattan Bank, and the Lenders party thereto. Under the terms of the agreement, Donnelley obtained a Senior Revolving Credit Facility of $100,000 and Senior Secured Term Facilities in the aggregate amount of $300,000 of which Donnelley initially borrowed $350,000. In addition, Donnelley issued $150,000 of Senior Subordinated Notes. The aggregate $500,000 was dividended to Old D&B, but repayment of such indebtedness remains an obligation of Donnelley, as guaranteed by the Company. Net distributions to Old D&B include net cash transfers, third party liabilities paid on behalf of the Company by Old D&B and amounts due to/from Old D&B for services and other charges. No interest was charged on these intercompany transactions.

                           R.H. DONNELLEY CORPORATION

     For purposes of governing certain of the ongoing relationships between the Company and New D&B after the Distribution and to provide for orderly transition, the Company and New D&B entered into various agreements including a Distribution Agreement, Tax Allocation Agreement, Employee Benefits Agreement, Shared Transaction Services Agreement, Intellectual Property Agreement, Data Services Agreement, and Transition Services Agreement.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Principles of Consolidation. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All intercompany transactions and balances have been eliminated. Investments in the Company's 50% or less owned partnerships are accounted for under the equity method of accounting. The Company's share of partnerships' operating results is reflected in Income from partnerships and related fees. Related fees represent the revenue participation earnings from an operating unit of Ameritech Corporation ("Ameritech") (see Note 4).

     Revenue Recognition. The Company recognizes revenue as earned, which is based on contractual relationships. For agreements where the Company is a sales agent, revenue is comprised of sales commissions and is recognized upon execution of contracts for the sale of advertising. For businesses where the Company is the publisher, revenues are recognized when directories are published. Revenues from publishing services are recognized on a straight-line basis throughout the year as the services are performed.

     Cash and Cash Equivalents. Cash equivalents include highly liquid investments with a maturity of less than three months at the time of acquisition.

     Unbilled Receivables. For agreements where the Company is a sales agent, unbilled receivables represent revenues earned from the sale of advertising in directories that are scheduled to be published by the publisher. These receivables will be billed to the publisher upon directory publication in accordance with contractual provisions. For businesses where the Company is the publisher, unbilled receivables represent revenues earned on published directories. In most cases, advertisers are billed ratably over the life of the directories, which is generally 12 months.

     Deferred Contract Costs. Direct costs incurred by the Company as publisher are deferred until the related directory is published. Direct costs incurred where the Company is a sales agent are expensed in the period incurred.

     Property and Equipment. Property and equipment are recorded at cost. Depreciation is provided over the estimated useful lives of depreciable assets using the straight-line method. Estimated useful lives are five years for machinery and equipment, ten years for furniture and fixtures, and three to five years for computer equipment. Leasehold improvements are amortized on a straight-line basis over the shorter of the term of the lease or the estimated useful life of the improvement.

     Capitalized Software Costs. Certain direct costs incurred for computer software to meet the needs of the Company and its customers are capitalized. These costs are amortized on a straight-line basis over five years. In March 1998, the Accounting Standards Executive Committee of the AICPA issued Statement of Position (SOP) 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." The SOP requires the capitalization of certain costs incurred in connection with developing or obtaining software for internal use and is effective for fiscal years beginning after December 15, 1998. The Company's existing accounting policy is in compliance with the requirements of the SOP.

     Long-Lived Assets. The Company has adopted the provisions of Statement of Financial Accounting Standards ("SFAS") 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of." This statement requires that long-lived assets and certain identifiable intangibles held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the

                           R.H. DONNELLEY CORPORATION
carrying amount of an asset may not be recoverable. In general, an impairment loss would be recognized when the sum of the undiscounted expected future cash flows is less than the carrying amount of such assets. The measurement for such an impairment loss is then based on the fair value of the asset.

     Income Taxes. The Company accounts for income taxes under the liability method in accordance with SFAS 109, "Accounting for Income Taxes." Prior to the Distribution, the Company was included in the Federal and certain state income tax returns of Old D&B. The provision for income taxes for the three years ended December 31, 1998, 1997 and 1996 have been calculated on a separate-company basis and the income taxes paid on behalf of the Company through June 30, 1998, by Old D&B have been included in equity.

     Concentration of Credit Risk. The Company maintains significant accounts receivable balances from its agreements with operating units of Ameritech, Bell Atlantic and Sprint. The Company establishes an allowance for doubtful accounts based on the expected collectibility of accounts receivable from advertisers principally from historical trends. The Company does not currently foresee a credit risk associated with these receivables due to the high credit ratings of its counterparties.

     Comprehensive Income. Effective January 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income." This statement requires that all items recognized under accounting standards as components of comprehensive earnings be reported in a financial statement for the period in which they are recognized and displayed with the same prominence as other financial statements. There were no additional components of comprehensive income and, as a result, the Company's total comprehensive income for the periods presented were equal to net income.

     Derivative Financial Instruments. The Company uses interest rate swap contracts to manage market risk and reduce its exposure to fluctuations in interest rates on its variable rate debt. Periodic payments and receipts under the interest rate swaps are recorded as part of interest expense. The related amounts payable to, or receivable from, the counterparty are included in accrued and other current liabilities or other current assets. The fair value of the interest rate swaps are not recognized in the consolidated financial statements as they are accounted for as hedges. If the interest rate swaps cease to qualify as a hedge, any subsequent gains and losses are recognized currently in income. The Company is subject to credit risk in the event of nonperformance by the counterparty to the interest rate swap agreements. However, the Company does not anticipate nonperformance by the counterparty. The Company does not use derivative financial instruments for trading or speculative purposes.

     In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities," which is required to be adopted in years beginning after June 15, 1999. Because of the Company's limited use of derivatives, management does not anticipate that the adoption of the new Statement will have a significant effect on earnings or the financial position of the Company.

     Earnings Per Share of Common Stock. Basic earnings per share are calculated by dividing net income by the weighted average common shares outstanding during the year. Diluted earnings per share are calculated by dividing net income by the weighted average common shares outstanding and potentially dilutive common shares, primarily employee stock options. Potentially dilutive common shares are calculated in accordance with the treasury stock method, which assumes that proceeds from the exercise of all employee options are used to repurchase common stock at market value. The amount of shares remaining after the proceeds are exhausted represent the number of potentially dilutive options.

     The table below provides a reconciliation of basic weighted average shares outstanding to dilutive weighted average shares outstanding. At December 31, 1998, options to purchase 2,026,740 shares of common stock were not included in the computation of diluted earnings per share because the effect would have been antidilutive.

                           R.H. DONNELLEY CORPORATION

                                                               1998      1997      1996
                                                              ------    ------    ------
                                                                    (IN THOUSANDS)
Weighted average shares outstanding -- basic................  34,237    34,153    34,003
Effect of potentially dilutive stock options as of year
  end.......................................................     285        60        55
                                                              ------    ------    ------
Weighted average shares outstanding -- assuming dilution....  34,522    34,213    34,058
                                                              ======    ======    ======

     During 1998, the Company executed a one-for-five split of its outstanding common stock. All share and per share data provided herein has been adjusted to reflect such a reverse stock split.

     Estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities. Actual results could differ from those estimates. Estimates are used in the determination of allowances for bad debts, depreciation and amortization and employee benefit plans, among others.

     Reclassifications. In 1998, the Company reclassified certain expenses related to the sale of advertising, historically included as general and administrative expenses, to operating expenses. To better measure the contribution of each operating unit and facilitate decision making and resource allocation, these costs have been reclassified from general and administrative to operating expenses on the Consolidated Statements of Operations. As a result, general and administrative costs of $33,040 and $34,629 were reclassified to operating expenses for 1997 and 1996, respectively. In addition, certain prior year amounts have been restated to conform to the 1998 presentation. These reclassifications had no impact on previously reported results of operations or shareholders' equity.

3.  NON-RECURRING ITEMS

  Post-Distribution Adjustments

     The asset and liability amounts allocated to the Company by Old D&B pursuant to the Distribution Agreement were based on preliminary estimates and subject to revision based on final determinations of amounts. Accordingly, adjustments have been made to reflect approximately $13.6 million of additional deferred tax liabilities and to decrease benefit liabilities originally assumed by approximately $8.1 million. These adjustments have been reflected as an adjustment to equity and did not have any impact on the Consolidated Statements of Operations.

  Sale of Businesses

     The 1997 operating results include a pretax gain of $9,412 related to the sale of its Proprietary-East business ("P-East"). In connection with the sale of the P-East business, the Company maintained a continuing obligation to provide publishing services through the year 2002 to the acquirer. This obligation has been adequately provided for in the financial statements.

     The 1996 results reflect a pre-tax charge of $28,500 incurred as a result of the sale of the Proprietary-West business ("P-West").

4.  PARTNERSHIPS

     DonTech. In 1991, the Company formed a general partnership with an operating unit of Ameritech, the DonTech Partnership ("DonTech I"). Prior to August 1997, DonTech I published various directories, solicited advertising, and manufactured and delivered directories in Illinois and northwest Indiana. Under this agreement, the Company's share in the profits of DonTech I was 54% in 1996 and 53% during 1997. In August 1997, the Company signed a series of agreements with Ameritech changing the structure of the existing partnership. A new partnership was formed ("DonTech") appointing DonTech the exclusive sales

                           R.H. DONNELLEY CORPORATION
agent in perpetuity for yellow pages directories published by Ameritech in Illinois and northwest Indiana. Under the new sales agency partnership, DonTech performs the advertising sales function for the directories and earns a commission while Ameritech serves as the publisher. The Company has a 50% interest in the profits of DonTech. The Company also receives direct fees ("Revenue Participation"), from an operating unit of Ameritech, which are tied to advertising sales.

     The Company recognized equity earnings, including Revenue Participation, of $120,087, $116,228, and $121,354 from the DonTech partnership during 1998, 1997, and 1996, respectively. The Company's investment in DonTech was $198,848 and $203,589 at December 31, 1998 and 1997, respectively. The Revenue Participation receivable from Ameritech, included in the Company's total investment, was $100,748 at December 31, 1998, and $51,610 at December 31, 1997.

     CenDon. The Company has a 50% interest in the profits of CenDon. The Company recognized equity earnings of $15,767, $12,219 and $9,695 from CenDon during 1998, 1997 and 1996, respectively. The Company's investment in CenDon was $17,634 and $15,031 at December 31, 1998 and 1997, respectively. The CenDon agreement extends through the end of December 2004.

     The Company also provides sales and publishing services to CenDon. The partnership is billed upon the publication of each directory based on a contractual rate for sales and is billed pro rata during the year for publishing services based on a contractual fee. Sales commissions and publishing services revenue for the Company were $32,560, $35,126, and $32,258 for 1998, 1997 and 1996, respectively.

5.  PROPERTY AND EQUIPMENT

     Property and equipment at December 31, 1998 and 1997, consisted of the following:

                                                               1998       1997
                                                              -------    -------
Computer equipment..........................................  $40,143    $35,587
Machinery and equipment.....................................    5,365      4,949
Furniture and fixtures......................................    8,082      7,928
Leasehold improvements......................................    7,121      7,121
                                                              -------    -------
     Total cost.............................................   60,711     55,585
Less accumulated depreciation...............................   39,634     30,125
                                                              -------    -------
     Net property and equipment.............................  $21,077    $25,460
                                                              =======    =======

6.  COMPUTER SOFTWARE

     Computer software costs capitalized at December 31, 1998 and 1997, consisted of the following:

                                                               1998       1997
                                                              -------    -------
Computer software, at cost..................................  $60,253    $52,784
Less accumulated amortization...............................   26,730     15,238
                                                              -------    -------
     Net computer software..................................  $33,523    $37,546
                                                              =======    =======

     Amortization expense charged to earnings was $10,017 in 1998 and $9,789 in 1997.

                           R.H. DONNELLEY CORPORATION

7.  LONG-TERM DEBT AND CREDIT FACILITIES

     Long-term debt at December 31, 1998 consisted of the following:

                                                                  1998
                                                                --------
Senior subordinated 9.125% Notes............................    $150,000
Senior secured term facilities..............................     298,875
Senior revolving credit facility............................      19,750
                                                                --------
     Total..................................................     468,625
Less current portion........................................       4,125
                                                                --------
     Net long-term debt.....................................    $464,500
                                                                ========

     All long-term debt was incurred on June 5, 1998, in connection with the Distribution. Accordingly, no long-term debt was outstanding at December 31, 1997. In connection with the issuance of long-term debt, the Company incurred deferred financing costs of $9,592, which are being amortized over the term of the debt. During 1998, $793 was amortized and included in interest expense.

     The Senior Subordinated Notes (the "Notes") pay interest semi-annually and mature in 2008. The Notes Indenture contains covenants which, among other things, restricts the ability of the Company and its subsidiary to incur certain additional debt and liens and engage in mergers, consolidations and asset sales. The Notes are callable at the option of the Company at any time on or after June 1, 2003.

     The Company's committed bank facilities consist of an aggregate $300,000 Senior Secured Term Facilities ("Term Facilities") and a $100,000 Senior Revolving Credit Facility (the "Revolver"). The Term Facilities require quarterly principal repayments and mature between June 2004 and December 2006. The Revolver matures in June 2004. These facilities bear interest at a floating rate based on a spread over London interbank offered rate (LIBOR) or the greater of either the Prime rate or the Fed Funds rate plus 50 basis points, at the election of the Company. The committed facilities contain covenants that, among other things, restrict the ability of the Company and its subsidiary to engage in mergers, consolidations and asset sales, incur additional indebtedness and liens and require the Company to maintain certain financial ratios. At December 31, 1998, the Company had $318,625 of outstanding debt under the Term Facilities and Revolver at a weighted average interest rate of 7.1% per annum. At December 31, 1998, the Company had available borrowing capacity of $80,250 under the Revolver.

Aggregate maturities of long-term debt are:

1999........................................................  $  4,125
2000........................................................     9,750
2001........................................................    15,375
2002........................................................    19,125
2003........................................................    24,750
Thereafter..................................................   395,500
                                                              --------
     Total..................................................  $468,625
                                                              ========

     At December 31, 1998, interest payable of $11,392 was recorded in the financial statements as a component of accrued and other current liabilities. Cash interest paid for the period ended December 31, 1998 totaled $15,866.

                           R.H. DONNELLEY CORPORATION

8.  COMMITMENTS AND CONTINGENCIES

     The Company leases office facilities and computer and other equipment under operating leases with terms expiring at various dates through 2011. Rent expense under real estate operating leases for the years 1998, 1997, and 1996 was $6,948, $8,612 and $9,482, respectively. Lease expense under computer and other equipment leases was $2,032, $2,245 and $1,762 for 1998, 1997, and 1996
respectively.

     The approximate minimum rental payments applicable to noncancelable operating leases at December 31, 1998, are:

1999........................................................    $ 7,994
2000........................................................      7,397
2001........................................................      5,808
2002........................................................      5,909
2003........................................................      5,876
Thereafter..................................................     23,588
                                                                -------
     Total..................................................    $56,572
                                                                =======

     During 1998, the Company entered into a joint venture with China United Telecommunications Corporation ("China Unicom") and Teleway Communications Limited to publish yellow pages directories and to offer Internet directory services in the People's Republic of China. Under the terms of the joint venture agreement, the Company will invest cash of approximately $15.6 million to acquire a 15% equity interest in the joint venture. In 1998, the Company invested $1.3 million and will make additional contributions totaling $14.3 million over the next two to three years. The Company anticipates contributing approximately $8.0 million in 1999, $3.8 million in 2000 and $2.5 million in 2001.

     On July 29, 1996, Information Resources, Inc. ("IRI") filed a complaint in the United States district court for the Southern district of New York, naming as defendant Old D&B, ACNielsen Company, and IMS International Inc. ("the IRI Action"). The complaint alleges, among other things, various violations of the antitrust laws and seeks damages in excess of $350 million, which IRI is seeking to have trebled under the antitrust laws. IRI also seeks punitive damages of an unspecified amount. Under the Distribution Agreement, New D&B will assume the defense and indemnify the Company against any payments to be made by the Company or Donnelley in respect of the IRI Action, under the Indemnity and Joint Defense Agreement or otherwise, including any ongoing legal fees and expenses related thereto.

     Certain tax planning strategies entered into by Old D&B are currently subject to review by tax authorities. The Internal Revenue Service (the "IRS") is currently reviewing Old D&B's utilization of certain capital losses during 1989 and 1990. While the IRS has not issued a formal assessment with respect to these transactions, the IRS has assessed other companies that had entered into similar types of transactions. If an assessment is made and should the IRS prevail, the total cash obligation to the IRS at December 31, 1998, would approximate $500 million for taxes and accrued interest. Pursuant to a series of agreements, IMS Health Incorporated ("IMS") and Nielsen Media Research, Inc. ("NMR") (both of which are former subsidiaries of Old D&B) are each jointly and severally liable to pay 50%, and Old D&B is liable for the remaining 50% of any payments for taxes and accrued interest arising from this matter and certain other potential tax liabilities after Old D&B pays the first $137 million. As explained above, as the result of the form of the Distribution, the Company is the legal entity and the taxpayer referred to herein as Old D&B. However, New D&B, pursuant to the terms of the Distribution Agreement and the Tax Allocation Agreement, executed in connection with the Distribution, has assumed and will indemnify the Company and Donnelley against any payments to be made by the Company or Donnelley in respect of any tax liability that may be assessed and any costs and expenses relating thereto including any ongoing legal fees. Accordingly, management believes that such tax liabilities and the costs and expenses relating thereto will have no impact on the consolidated

                           R.H. DONNELLEY CORPORATION
financial position of the Company. Management further believes that New D&B, IMS and NMR have sufficient financial resources to satisfy all such liabilities and to reimburse the Company for all costs and expenses relating thereto.

     Other than the matters described above, the Company and Donnelley are involved in legal proceedings, claims and litigation arising in the ordinary conduct of its business. Although there can be no assurances, the Company's management believes that the outcome of such legal proceedings will not have a material adverse affect on the Company's financial position, results of operations or cash flows.

9.  PENSION AND POSTRETIREMENT BENEFITS

     Prior to the Distribution, substantially all employees of the Company and Donnelley were eligible to participate in Old D&B's defined benefit and defined contribution pension plans. These plans were accounted for as multi-employer plans. Accordingly, the Company has recorded pension costs as allocated by Old D&B relating to the defined benefit plan totaling $1,121 for the six months ended June 30, 1998, $996 in 1997 and $1,082 in 1996. Allocated costs relating to the defined contribution plan were $818 for the six months ended June 30, 1998, $2,243 in 1997 and $2,268 in 1996.

     In addition to providing pension benefits, Old D&B provided certain health care and life insurance benefits for retired employees of the Company and Donnelley. The Company accounted for this plan as a multi-employer plan. Accordingly, the Company has recorded postretirement benefits costs as allocated by Old D&B totaling $893 for the six months ended June 30, 1998, $1,724 in 1997 and $1,873 in 1996.

     Subsequent to the Distribution, the Company assumed responsibility for pension benefits for active employees of the Company and Donnelley with vested benefits under the Old D&B Retirement Plan. The responsibility for Donnelley retirees and vested terminated employees prior to the Distribution will remain with New D&B. The Company assumed responsibility for postretirement benefits for active employees of Donnelley. An allocation of assets and liabilities related to active employee benefits has been included in the financial statements. A description of the Company's benefit plans follows.

     Pension. The Company has a defined benefit plan covering substantially all employees. The benefits to be paid to employees are based on years of service and a percentage of total annual compensation. The percentage of compensation allocated to a retirement account ranges from 3.0% to 12.5% depending on age and years of service. Pension costs are determined actuarially. Due to the overfunded status of the plan, the Company has not formally adopted a funding policy as of December 31, 1998. The underlying pension plan assets are invested in diversified portfolios consisting primarily of equity and debt securities.

     The Company also has two unfunded non-qualified defined benefit plans, the Pension Benefit Equalization Plan (PBEP) and the Supplemental Executive Benefit Plan (SEBP). Senior executives and certain key employees are entitled to participate in these plans which provide retirement benefits based on years of service and compensation (including compensation not permitted to be taken into account under the previously mentioned defined benefit plan).

     The Company also maintains a defined contribution plan for substantially all its employees. Contributions to the plan are generally determined based on a percentage of each eligible employee's salary. The Company makes a matching contribution of 50 cents for each dollar contributed up to 6% of each participating employee's salary. The cost of this plan to the Company for the six months ended December 31, 1998 was $808.

     Postretirement Benefits. In addition to the Company's defined benefit and defined contribution plans, the Company sponsors an unfunded defined benefit postretirement plan that provides certain health care and life insurance benefits to those full-time employees who reach normal retirement age while working for the Company or Donnelley.

                           R.H. DONNELLEY CORPORATION

     A summary of the funded status of the benefit plans at December 31, 1998 is as follows:

                                                             RETIREMENT PLANS
                                                          ----------------------    POSTRETIREMENT
                                                          QUALIFIED    SEBP/PBEP         PLAN
                                                          ---------    ---------    --------------
CHANGE IN BENEFIT OBLIGATION
Benefit obligation, July 1, 1998........................   $40,064      $ 1,354        $ 6,100
Service cost............................................     1,160          208            240
Interest cost...........................................     1,401           48            200
Plan participant contributions..........................        --           --             10
Actuarial loss..........................................       974           65            270
Benefits paid...........................................       (25)          --            (60)
                                                           -------      -------        -------
  Benefit obligation at December 31, 1998...............    43,574        1,675          6,760
                                                           -------      -------        -------
CHANGE IN PLAN ASSETS
Fair value of plan assets, July 1, 1998.................    60,925           --             --
Return on plan assets...................................     2,476           --             --
Employer contributions..................................        --           --             50
Plan participant contributions..........................        --           --             10
Benefits paid...........................................       (25)          --            (60)
                                                           -------      -------        -------
  Fair value of plan assets at December 31, 1998........    63,376           --             --
                                                           -------      -------        -------
Funded status of plans..................................    19,802       (1,675)        (6,760)
Unrecognized net (gain) loss............................    (6,411)         484            710
Unrecognized prior service costs........................       299          136            (80)
Unrecognized transition (asset) obligation..............      (954)           4             --
                                                           -------      -------        -------
  Prepaid (accrued) benefit cost........................   $12,736      $(1,051)       $(6,130)
                                                           =======      =======        =======

     The net periodic benefit (income) cost of the benefit plans for the six months ended December
31, 1998 is as follows:

Service cost............................................   $ 1,160      $   208        $   240
Interest cost...........................................     1,401           48            200
Return on plan assets...................................    (2,476)          --             --
Net amortization and deferral...........................      (228)          34            (60)
                                                           -------      -------        -------
  Net periodic benefit (income) expense.................   $  (143)     $   290        $   380
                                                           -------      -------        -------

     The following assumptions were used in determining the benefit obligation and net periodic pension cost:

Weighted average discount rate..........................      6.75%        6.75%          6.75%
Rate of increase in future compensation.................      3.91%        3.91%          3.91%
Expected return on plan assets..........................      9.75%          --             --

     For measurement purposes, a 6.5% annual rate of increase in the per capita cost of covered healthcare benefits was assumed for 1999. The rate was assumed to decrease gradually to 5.0% through 2021 and remain at that level thereafter. Assumed health care cost trend rates have a significant effect on the amounts reported

                           R.H. DONNELLEY CORPORATION
for the health care plans. A one percentage point change in the assumed health care cost trend rates would have the following effects:

                                                              ONE PERCENTAGE-    ONE PERCENTAGE-
                                                              POINT INCREASE     POINT DECREASE
                                                              ---------------    ---------------
Effect on benefit obligation at end of period...............       $590               $(540)
Effect on total service and interest costs..................       $ 40               $ (30)

10.  EMPLOYEE STOCK OPTION PLANS

     SFAS No. 123, "Accounting for Stock-Based Compensation," requires that companies with stock-based compensation plans either recognize compensation expense based on the fair value of options granted or continue to apply the existing accounting rules and disclose pro forma net income and earnings per share assuming the fair value method had been applied. The Company has chosen to continue applying Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for the fixed stock option plans. The following table reflects the pro forma net income and earnings per share assuming the fair value method had been applied in accordance with SFAS No. 123.

                                                               1998       1997       1996
                                                              -------    -------    -------
Net income
     As reported............................................  $61,560    $84,905    $78,085
     Pro forma..............................................   60,101     84,542     77,844
Basic earnings per share of common stock
     As reported............................................    $1.80      $2.49      $2.30
     Pro forma..............................................     1.76       2.48       2.29
Diluted earnings per share of common stock
     As reported............................................    $1.78      $2.48      $2.29
     Pro forma..............................................     1.74       2.47       2.29

     The pro-forma disclosures shown are not representative of the effects on income and earnings per share in future years.

     The fair value of stock options used to compute the Company's pro forma income disclosures is the estimated present value at grant date using the Black-Scholes option-pricing model with the following weighted average assumptions:

                                                                1998        1997        1996
                                                              ---------   ---------   ---------
Dividend yield..............................................          0%        3.3%        4.5%
Expected volatility.........................................         35%         20%         15%
Risk-free interest rate.....................................       5.46%       5.73%       6.04%
Expected holding period.....................................  4.7 years   4.5 years   4.9 years

     Under the terms of the Old D&B 1982 Key Employees Stock Option Plan and the 1991 Key Employees Stock Option Plan, as amended, (collectively "Stock Option Plans"), certain key employees of the Company were eligible to receive stock options, stock appreciation rights and limited stock appreciation rights in tandem with stock options. Immediately after the Distribution, these plans were amended and adopted by the Company and outstanding awards under the Stock Option Plans held by Company employees were adjusted to have the same ratio of the exercise price per option to the market value per share, the same aggregate difference between market value and exercised price and the same vesting provisions, option periods and other terms and conditions applicable prior to the Distribution.

                           R.H. DONNELLEY CORPORATION

     The vesting period for awards under the Stock Option Plans are determined by the Board at the date of the grant. Options may not be granted at less than fair market value of the Company's common stock at the date of the grant and may not expire more than ten years from the grant date. At December 31, 1998, 1997 and 1996, options for 1,456,610 shares, 121,291 shares and 115,188 shares of common stock, respectively, were exercisable. Options for 4,272,093 shares, 290,039 shares and 848,154 shares were available for future grants under the Stock Option Plans at December 31, 1998, 1997 and 1996, respectively.

     Changes in stock options for the three years ended December 31, 1998, are summarized as follows:

                                                                           WEIGHTED
                                                                           AVERAGE
                                                                           EXERCISE
                                                               SHARES      PRICE($)
                                                              ---------    --------
Options outstanding, December 31, 1995......................     78,468     280.35
     Granted................................................         --         --
     Exercised..............................................    (10,427)    259.95
     Surrendered or expired.................................     (1,607)    285.90
                                                              ---------
Options outstanding, October 31, 1996.......................     66,434     283.40
Options converted, November 1, 1996.........................    175,227     107.40
     Granted................................................     94,861     114.35
     Exercised..............................................     (1,811)    104.75
     Surrendered or expired.................................     (3,163)    110.60
                                                              ---------
Options outstanding, December 31, 1996......................    265,114     109.85
     Granted................................................     75,798     149.75
     Exercised..............................................    (35,013)    102.25
     Surrendered or expired.................................    (23,882)    114.35
                                                              ---------
Options outstanding, December 31, 1997......................    282,017     121.15
     Granted................................................      1,808     159.53
     Exercised..............................................    (16,436)    108.36
     Surrendered or expired.................................    (25,992)    126.71
                                                              ---------
Options outstanding, June 30, 1998..........................    241,397     123.76
Options converted, July 1, 1998.............................  2,473,354      12.08
     Granted................................................  2,043,250      15.31
     Exercised..............................................    (12,868)     10.89
     Surrendered or expired.................................   (118,743)     12.65
                                                              ---------
Options outstanding, December 31, 1998......................  4,384,993      13.55
                                                              =========

     The weighted average fair value of options granted during 1998, 1997 and 1996 was $4.91, $27.70 and $18.00, respectively. The information above has been prepared based on historical Old D&B prices after giving retroactive effect for the reverse one-for-five stock split in August 1998. Options outstanding as of June 30, 1998, were converted on July 1, 1998, to give effect to the Distribution.

                           R.H. DONNELLEY CORPORATION

     The following table summarizes information about stock options outstanding at December 31, 1998:

                                            STOCK OPTIONS OUTSTANDING          STOCK OPTIONS EXERCISABLE
                                       ------------------------------------    -------------------------
                                                       WEIGHTED AVERAGE
                                                    -----------------------                    WEIGHTED
                                                     REMAINING                                 AVERAGE
                                                    CONTRACTUAL    EXERCISE                    EXERCISE
RANGE OF EXERCISE PRICES                SHARES         LIFE         PRICE        SHARES         PRICE
------------------------               ---------    -----------    --------    -----------    ----------
$7.67 -- $11.79......................  1,635,163     6.3 years      $10.89      1,267,553       $10.80
$12.08 -- $15.78.....................  2,749,830     9.4 years      $15.13        189,057       $14.63
                                       ---------                                ---------
                                       4,384,993                                1,456,610
                                       =========                                =========

     In 1998, the Board of Directors adopted the 1998 Directors' Stock Option Plan. Under the terms of the plan, non-employee directors receive an annual award of 1,500 shares of restricted common stock and options to purchase 1,500 shares of the Company's common stock. Additionally, non-employee directors receive 1,500 shares of restricted common stock upon election to the Board. These shares vest equally over a three year period. The Company reserved 150,000 shares of common stock for issuance under the plan. During the year, the Company granted 17,677 stock options and restricted shares and at December 31, 1998, 132,323 shares remain available for future issuance.

11.  INCOME TAXES

     Provision for income taxes consisted of:

                                                               1998        1997       1996
                                                              -------    --------    -------
Current tax provision
     U.S. Federal...........................................  $31,220    $ 63,629    $28,634
     State and local........................................    7,020       8,660     15,675
                                                              -------    --------    -------
     Total current tax provision............................   38,240      72,289     44,309
Deferred tax provision (benefit)
     U.S. Federal...........................................    2,261     (15,777)    19,347
     State and local........................................      539       2,734     (2,799)
                                                              -------    --------    -------
     Total deferred tax provision (benefit).................    2,800     (13,043)    16,548
                                                              -------    --------    -------
Provision for income taxes..................................  $41,040    $ 59,246    $60,857
                                                              =======    ========    =======

     The following table summarizes the significant differences between the U.S. Federal statutory tax rate and the Company's effective tax rate for financial statement purposes.

                                                               1998        1997       1996
                                                              -------    --------    -------
Statutory Federal tax rate..................................     35.0%       35.0%      35.0%
State and local taxes, net of U.S. Federal tax benefit......      4.7         5.1        6.0
Non-deductible capital losses...............................       --          --        2.8
Non-deductible expense......................................      0.3         1.0         --
                                                              -------    --------    -------
Effective tax rate..........................................     40.0%       41.1%      43.8%
                                                              =======    ========    =======

                           R.H. DONNELLEY CORPORATION

     Deferred tax assets and liabilities consisted of the following at December 31,

                                                               1998       1997
                                                              -------    -------
Deferred tax assets
     Postretirement benefits................................  $ 2,648    $ 4,288
     Postemployment benefits................................      782      3,210
     Reorganization and restructuring costs.................      413        937
     Bad debts..............................................    2,119      1,606
     Intangibles............................................       --      2,571
     Various accrued liabilities............................   11,572     15,535
                                                              -------    -------
     Total deferred tax asset...............................   17,534     28,147
                                                              -------    -------
Deferred tax liabilities
     Revenue recognition....................................   50,670     45,160
     Pension................................................    5,117      3,812
     Property and equipment.................................      152        829
     Intangibles............................................      309         --
     Capitalized project costs..............................   12,195     12,802
                                                              -------    -------
     Total deferred tax liabilities.........................   68,443     62,603
                                                              -------    -------
Net deferred tax liability..................................  $50,909    $34,456
                                                              =======    =======

     Federal and state income taxes paid in cash during the six months ended December 31, 1998 were $16,362.

12.  FINANCIAL INSTRUMENTS

     The Company's financial instruments consists of cash and cash equivalents, accounts receivables and long-term debt, including current maturities. The carrying amount of cash and cash equivalents and accounts receivables reported in the consolidated balance sheet approximates fair value due to the short-term nature of these instruments.

     Long-term debt consists of borrowings under committed bank facilities and the Notes. The carrying amount of the Company's borrowings under the committed bank facilities at December 31, 1998, of $318,625 approximates fair value as these obligations bear interest at floating rates. The carrying amount of the Notes at December 31, 1998, was $150,000 and the fair value was $157,875. Fair value was determined based on quoted market prices of similar debt instruments.

     The Company enters into interest rate swap agreements to manage market risk and reduce its exposure to fluctuations in interest rates on its variable rate debt. Interest rate swaps allow the Company to raise funds at floating rates and effectively swap them into fixed rates that are lower than those available to it if fixed-rate borrowings were made directly. These agreements involve the exchange of floating-rate for fixed-rate payments without the exchange of the underlying principal amount. At December 31, 1998, the Company had outstanding interest rate swaps with a notional value of $175,000. The swap contracts expire from June 2001 through June 2003. Fixed-rate payments are at rates ranging from 5.86% to 5.90%. Floating-rate payments received are based on rates tied to prevailing short-term interest rates. At December 31, 1998, the average pay rate of outstanding interest rate swaps was 5.88% and the average receive rate was 5.31%. Periodic payments and receipts under the interest rate swaps are recorded as part of interest expense. If the Company terminates a swap agreement, the gain or loss is amortized over the shorter of the remaining original life of the debt or the swap. At December 31, 1998, the unrealized fair value of the interest rate swaps was a loss of $3,582.

                           R.H. DONNELLEY CORPORATION

13.  BUSINESS SEGMENTS

     The Company provides advertising sales and marketing services of yellow pages and other directory products under long-term sales agency agreements and joint venture partnerships with operating units of major telephone companies and through its own independent operations. The Company also provides publishing and production services for yellow pages directories. The Company's reportable operating segments are Directory Advertising Services, DonTech Partnership and Directory Publishing Services. The DonTech Partnership is viewed as a separate reportable operating segment by the Company since, among other factors, the employees of DonTech, including officers and managers, are not employees of the Company. Essentially, all the Company's operations are conducted in the United States.

     The Company evaluates the performance of its operating segments and allocates resources to them based on operating income and other factors. Operating income for the reportable segments (except DonTech) includes those costs directly incurred by each business unit plus an allocation of certain shared operating and general and administrative expenses based on estimated business usage. Interest expense, income tax expense and non-operating income and expenses are not allocated to the operating segments.

     Information for each operating segment for the years ended December 31, 1998, 1997 and 1996 are presented below.

                                    DIRECTORY                  DIRECTORY               TOTALS BEFORE
                                   ADVERTISING     DONTECH     PUBLISHING               RECONCILING    RECONCILING   CONSOLIDATED
1998                                SERVICES     PARTNERSHIP    SERVICES     OTHER         ITEMS        ITEMS(2)        TOTALS
----                               -----------   -----------   ----------   --------   -------------   -----------   ------------
Advertising sales (unaudited)(1)
  Calendar cycle.................   $566,245      $429,200           --           --     $995,445            --        $995,445
  Publication cycle..............    590,754       403,100           --           --      993,854            --         993,854
Revenues.........................    138,070            --      $32,711           --      170,781         $(793)       $169,988
Income from partnerships and
  related fees...................     15,767       120,087           --           --      135,854            --         135,854
EBITDA(3)........................     38,600       120,087        3,348     $(16,716)     145,319            --         145,319
Depreciation and amortization....      6,009            --        6,344        7,225       19,578            --          19,578
Operating income (loss)..........     32,591       120,087       (2,996)     (23,941)     125,741            --         125,741
Total assets.....................    124,366       198,848       21,948       45,964      391,126            --         391,126

                                     DIRECTORY                  DIRECTORY              TOTALS BEFORE
                                    ADVERTISING     DONTECH     PUBLISHING              RECONCILING    RECONCILING   CONSOLIDATED
1997                                 SERVICES     PARTNERSHIP    SERVICES     OTHER        ITEMS        ITEMS(2)        TOTALS
----                                -----------   -----------   ----------   -------   -------------   -----------   ------------
Advertising sales (unaudited)(1)
  Calendar cycle..................   $658,642      $408,600           --          --    $1,067,242            --      $1,067,242
  Publication cycle...............    700,815       385,500           --          --     1,086,315            --       1,086,315
Revenues..........................    214,774            --      $34,984          --       249,758       $(9,893)        239,865
Income from partnerships and
  related fees....................     13,943       116,228           --          --       130,171            --         130,171
EBITDA(3).........................     47,761       116,228        2,272     $(9,592)      156,669            --         156,669
Depreciation and amortization.....      6,741            --        6,895       8,294        21,930            --          21,930
Operating income (loss)...........     41,020       116,228       (4,623)    (17,886)      134,739            --         134,739
Total assets......................    124,692       203,589       23,551      30,454       382,286            --         382,286

                           R.H. DONNELLEY CORPORATION

                                     DIRECTORY                  DIRECTORY              TOTALS BEFORE
                                    ADVERTISING     DONTECH     PUBLISHING              RECONCILING    RECONCILING   CONSOLIDATED
1996                                 SERVICES     PARTNERSHIP    SERVICES     OTHER        ITEMS        ITEMS(2)        TOTALS
----                                -----------   -----------   ----------   -------   -------------   -----------   ------------
Advertising sales (unaudited)(1)
  Calendar cycle..................   $712,060      $403,500           --          --    $1,115,560            --      $1,115,560
  Publication cycle...............    712,300       369,600           --          --     1,081,900            --       1,081,900
Revenues..........................    245,334            --      $34,800          --       280,134      $(10,105)        270,029
Income from partnerships and
  related fees....................     11,591       121,354           --          --       132,945            --         132,945
EBITDA(3).........................     68,759       121,354        2,208     $(8,650)      183,671            --         183,671
Depreciation and amortization.....      4,169            --        4,507       7,553        16,229            --          16,229
Operating income (loss)...........     64,590       121,354       (2,299)    (16,203)      167,442            --         167,442
Total assets......................    226,228       215,373       28,317      32,275       502,193            --         502,193

---------------
(1) Advertising sales represents the billing value of advertisements sold by the Company and DonTech. Management reviews the performance of its operating segments on, among other things, the advertising sales generated on a calendar cycle and a publication cycle basis. Calendar cycle advertising sales represent the billing value of advertisements sold stated on the same basis for which revenue is recognized in the consolidated financial statements (that is, when a sales contract is signed where the Company is a sales agent and when a directory is published where the Company is the publisher). Advertising sales on a publication cycle basis represent the billing value of advertisements sold based on when a directory is published, regardless of the Company's role and the recognition of revenue in the consolidated financial statements.

(2) Reconciling items represent publishing services revenue charged to internal businesses based on costs incurred. These revenues are eliminated in the consolidated financial statements.

(3) EBITDA represents earnings before interest, taxes and depreciation and amortization.

     The Directory Advertising Services segment information above includes data relating to the P-East and P-West businesses sold in 1997 and 1996, respectively. The amounts related to these businesses are as follows:

                                                               1997       1996
                                                              -------    -------
Advertising sales (unaudited)
     Calendar...............................................  $73,753    $89,939
     Publication............................................   73,753     89,939
Revenues....................................................   77,979     97,263
Income from partnership and related fees....................    1,724      1,710
EBITDA......................................................   11,817     19,910
Depreciation and amortization...............................      848      1,323
Operating income............................................   10,969     18,587
Total assets................................................       --     80,962

     The operating loss under the Other column represents general and administrative expenses and other activities not allocated to the business units. Total assets included in the Other column represent those assets not allocated to the business units, such as cash and cash equivalents, prepaid expenses, deferred financing costs and property and equipment.

     The Company has two major customers within the Directory Advertising Services segment from which it derives a significant portion of its total revenues. Revenues from one of these major customers were 50% of total revenues in 1998, 36% in 1997 and 36% in 1996. Revenues from the other major customer were 25% of total revenues in 1998, 16% in 1997 and 13% in 1996.

                           R.H. DONNELLEY CORPORATION

14.  VALUATION AND QUALIFYING ACCOUNTS

                                                              ADDITIONS
                                               BALANCE AT     CHARGED TO                     BALANCE AT
                                              BEGINNING OF     COST AND                        END OF
DESCRIPTION                                      PERIOD        EXPENSES     DEDUCTIONS(1)      PERIOD
-----------                                   ------------    ----------    -------------    ----------
ALLOWANCE FOR DOUBTFUL ACCOUNTS:
For the year ended December 31, 1998........    $ 4,014          8,614          7,330         $ 5,298
For the year ended December 31, 1997........    $11,607         18,473         26,066         $ 4,014
For the year ended December 31, 1996........    $21,167         18,175         27,735         $11,607

---------------
(1) Includes accounts written off and amounts related to businesses sold during the year. The amount of allowance for doubtful accounts related to businesses sold for 1997 and 1996 were $6,658 and $6,432, respectively.

15.  QUARTERLY INFORMATION (UNAUDITED)

                                                                THREE MONTHS ENDED
                                                --------------------------------------------------
                                                MARCH 31    JUNE 30    SEPTEMBER 30    DECEMBER 31
                                                --------    -------    ------------    -----------
1998
Revenues......................................  $24,344     $37,994      $53,391         $54,259
Operating income..............................   20,245      39,136       43,055          23,305
Net income....................................   12,147      21,673       19,619           8,121
Earnings per share data:
  Basic.......................................  $  0.36     $  0.63      $  0.57         $  0.24
  Diluted.....................................  $  0.35     $  0.63      $  0.57         $  0.24

1997
Revenues......................................  $20,207     $60,465      $62,728         $96,465
Operating income (loss).......................   (2,290)      9,789       46,833          80,407
Net income (loss).............................   (1,374)      5,873       28,100          52,306
Earnings (loss) per share data:
  Basic.......................................  $ (0.04)    $  0.17      $  0.82         $  1.53
  Diluted.....................................  $ (0.04)    $  0.17      $  0.82         $  1.53

     The 1997 quarterly results were affected by an imbalance in the publication dates of various directories in the DonTech markets in which a majority of the directories were published in the fourth quarter. By the end of 1998, DonTech had rescheduled the publication of the directories in these markets to more evenly distribute the publication dates throughout the year. As a result, the Company anticipates that its quarterly results should be more in line with 1998 trends.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and
Partners of DonTech I and DonTech II

     In our opinion, the accompanying combined balance sheets and the related combined statements of operations, partners' capital and cash flows present fairly, in all material respects, the combined financial position of AM-DON (doing business as "DonTech" and hereafter referred to as "DonTech I") and the DonTech II Partnership ("DonTech II") at December 31, 1998 and 1997, and the combined results of their operations and their cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles. These financial statements are the responsibility of the management of DonTech I and DonTech II; our responsibility is to express an opinion on these combined financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

                                            /s/ PRICEWATERHOUSECOOPERS LLP

Chicago, Illinois
January 8, 1999

                                    DONTECH

                       COMBINED STATEMENTS OF OPERATIONS

                                                                 YEAR ENDED DECEMBER 31,
                                                             --------------------------------
                                                               1998        1997        1996
                                                             --------    --------    --------
                                                                      (IN THOUSANDS)
Sales......................................................  $286,931    $503,912    $459,083
Less allowances............................................    30,731      77,788      50,202
                                                             --------    --------    --------
     Net sales.............................................   256,200     426,124     408,881
Expenses
  Selling..................................................    68,235      52,927      33,060
  Telephone company fees...................................     2,021      83,210      83,532
  Printing and manufacturing...............................    14,036      39,085      35,221
  Compilation..............................................     3,384       8,888       9,067
  Delivery.................................................     1,074       7,703       7,316
  Administrative...........................................     1,974       7,696       3,444
  Occupancy and depreciation...............................     9,055       9,880       8,148
  Other....................................................     3,472      12,489       9,476
                                                             --------    --------    --------
     Total operating expenses..............................   103,251     221,878     189,264
                                                             --------    --------    --------
     Income from operations................................   152,949     204,246     219,617
Other income (expense).....................................      (507)      2,064       2,677
                                                             --------    --------    --------
     Net income............................................  $152,442    $206,310    $222,294
                                                             ========    ========    ========

    The accompanying notes are an integral part of the financial statements.

                                    DONTECH

                            COMBINED BALANCE SHEETS

                                                                  DECEMBER 31,
                                                              --------------------
                                                                1998        1997
                                                              --------    --------
                                                                 (IN THOUSANDS)
                                      ASSETS
Current Assets:
  Cash and cash equivalents.................................  $ 20,943    $  6,824
  Accounts receivable, net of allowance for doubtful
     accounts of $2,187 and $35,581, respectively...........    30,205     225,240
  Commission receivable -- due from Ameritech...............   106,386      43,681
  Deferred expenses.........................................        16      41,513
                                                              --------    --------
          Total current assets..............................   157,550     317,258
Fixed assets, net of accumulated depreciation and
  amortization..............................................     8,468       4,898
Other.......................................................     6,845       6,241
                                                              --------    --------
          Total Assets......................................  $172,863    $328,397
                                                              ========    ========

                        LIABILITIES AND PARTNERS' CAPITAL
Current Liabilities:
  Accounts payable..........................................  $  6,572    $ 21,417
  Accrued liabilities.......................................     6,828       5,623
  Deferred sales revenue....................................       466     162,760
                                                              --------    --------
          Total current liabilities.........................    13,866     189,800
Partners' capital...........................................   158,997     165,597
Partnership contributions receivable........................        --     (27,000)
                                                              --------    --------
          Total partners' capital...........................   158,997     138,597
                                                              --------    --------
          Total Liabilities and Partners' Capital...........  $172,863    $328,397
                                                              ========    ========

    The accompanying notes are an integral part of the financial statements.

                                    DONTECH

                       COMBINED STATEMENTS OF CASH FLOWS

                                                                YEAR ENDED DECEMBER 31,
                                                          -----------------------------------
                                                            1998         1997         1996
                                                          ---------    ---------    ---------
                                                                    (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income............................................  $ 152,442    $ 206,310    $ 222,294
  Reconciliation of net income to net cash provided by
     operating activities:
     Depreciation and amortization......................      3,088        3,246        3,526
     Provision for uncollectible accounts...............     20,832       32,474        7,105
     Decrease (increase) in accounts receivable.........    132,687      (61,332)     (27,791)
     Decrease (increase) in deferred printing and
       manufacturing....................................     13,913       20,788       (5,460)
     Decrease (increase) in deferred selling............     20,331       13,076       (1,430)
     Decrease in deferred compilation...................      3,310        5,309          255
     Decrease in deferred delivery......................      1,087        1,895           19
     Decrease in deferred directory operating service...        750        1,468          322
     Decrease in deferred other.........................      2,105        2,280          702
     Increase in other current assets...................       (604)      (3,184)      (1,675)
     (Decrease) increase in accounts payable............    (36,033)      18,885          923
     Increase (decrease) in accrued liabilities.........        251          517       (5,420)
     (Decrease) increase in deferred sales revenue......   (161,340)     (11,345)       5,280
                                                          ---------    ---------    ---------
       Net cash provided by operating activities........    152,819      230,387      198,650
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of equipment................................     (6,658)      (1,522)      (1,029)
CASH FLOWS FROM FINANCING ACTIVITIES:
  Payment of partnership contribution receivable........     27,000           --           --
  Partner contributions.................................     22,000        2,998           --
  Distributions to partners.............................   (181,042)    (229,598)    (195,553)
                                                          ---------    ---------    ---------
       Net cash used in financing activities............   (132,042)    (226,600)    (195,553)
                                                          ---------    ---------    ---------
       Net increase in cash and cash equivalents........     14,119        2,265        2,068
Cash and cash equivalents, beginning of year............      6,824        4,559        2,491
                                                          ---------    ---------    ---------
Cash and cash equivalents, end of year..................  $  20,943    $   6,824    $   4,559
                                                          =========    =========    =========
NONCASH FINANCING ACTIVITIES:
  Partnership capital contribution receivable...........  $      --    $  27,000    $      --
                                                          =========    =========    =========

    The accompanying notes are an integral part of the financial statements.

                                    DONTECH

                    COMBINED STATEMENTS OF PARTNERS' CAPITAL

                                                                           AMERITECH
                                                             R.H.          PUBLISHING
                                                           DONNELLEY           OF
                                                          CORPORATION    ILLINOIS, INC.      TOTAL
                                                          -----------    --------------    ---------
                                                                        (IN THOUSANDS)
Balance, December 31, 1995..............................   $  72,670       $  59,476       $ 132,146
Net income..............................................     120,039         102,255         222,294
Distributions to partners...............................    (106,920)        (88,633)       (195,553)
                                                           ---------       ---------       ---------
Balance, December 31, 1996..............................      85,789          73,098         158,887
Contributions, per agreement............................      13,500          13,500          27,000
Contribution receivable.................................     (13,500)        (13,500)        (27,000)
Net income..............................................     118,162          88,148         206,310
Distributions to partners...............................    (121,688)       (104,912)       (226,600)
                                                           ---------       ---------       ---------
Balance, December 31, 1997..............................      82,263          56,334         138,597
Payment of contribution receivable......................      13,500          13,500          27,000
Contributions, per agreement............................      11,000          11,000          22,000
Net income..............................................      86,430          66,012         152,442
Distributions to partners...............................     (98,407)        (82,635)       (181,042)
                                                           ---------       ---------       ---------
Balance, December 31, 1998..............................   $  94,786       $  64,211       $ 158,997
                                                           =========       =========       =========

    The accompanying notes are an integral part of the financial statements.

                                    DONTECH

                     NOTES TO COMBINED FINANCIAL STATEMENTS
                             (AMOUNTS IN THOUSANDS)

1.  FORM OF ORGANIZATION AND NATURE OF BUSINESS

     AM-DON d.b.a. DonTech ("DonTech I") is a general partnership between R.H. Donnelley Inc. (formerly known as The Reuben H. Donnelley Corporation) ("R.H. Donnelley"), a Delaware corporation, and Ameritech Publishing of Illinois, Inc. ("API/IL"), an Illinois corporation, doing business as Ameritech Advertising Services ("Aas"). Under a new structure as defined in the "Master Agreement" dated August 19, 1997, the existing partnership is defined as "DonTech I." Concurrently, API/IL and R. H. Donnelley formed a new partnership defined as "DonTech II."

     DonTech I participated in a Directory Agreement with R.H. Donnelley, Illinois Bell Telephone Company ("IBT"), doing business as Ameritech Illinois, API/IL and Aas. DonTech I also participated in a Subcontracting Agreement with Ameritech Publishing, Inc. ("API") to perform certain of API's obligations under the Publishing Services Contract between API and Indiana Bell Telephone Company, Incorporated ("Indiana Bell"), doing business as Ameritech Indiana. DonTech I published various directories, as identified in the Directory Agreements, solicited advertising, its primary source of revenues, and manufactured and delivered such directories. DonTech I's net income is allocated to each partner based on a predefined percentage as set forth in the amended partnership agreement.

     In accordance with the Second Amended and Restated AM-Don Partnership Agreement, effective August 19, 1997, the DonTech I partnership ceased publishing directories as of January 1, 1998. The partnership will recognize the deferred revenue and expenses recorded as of December 31, 1997 over the remaining life of those directories published prior to January 1, 1998. Upon completion of the earning process, the partnership will thereafter wind up in accordance with the agreement.

     In August, 1997 R.H. Donnelley and API/IL reached an agreement regarding a revised partnership structure through which a new DonTech partnership became the exclusive sales agent in perpetuity for the yellow pages directories to be published by API for Illinois and northwest Indiana. The new partnership, known as "DonTech II," receives a 27% commission on sales net of provisions (capped at 6.1%). DonTech II's cost structure includes principally sales, sales operations, office services, finance, facilities and related overhead. DonTech II profits are shared equally between the partners.

     A Board of Directors (the "Board") was appointed to administer the activities of each partnership. From time to time during the term of the partnership, the Board may call for additional capital contributions in equal amounts from each of the partners if, in the opinion of the Board, additional capital is required for the operation of the partnership.

     The accompanying financial statements of DonTech I and DonTech II are shown on a combined basis. As DonTech II was formed in August 1997, the combined statements of operations for the three years in the period ended December 31, 1998 only include the results of operations of DonTech II for the period from August 1997 through December 1998. All significant affiliated accounts and transactions have been eliminated in preparation of the combined financial statements.

2.  SIGNIFICANT ACCOUNTING POLICIES

     Cash and Cash Equivalents. Cash and cash equivalents include all highly liquid investments with an initial maturity date of three months or less. The carrying value of cash equivalents approximates fair value due to the short-term nature.

     Revenue Recognition. Substantially all DonTech I sales made to customers in the cities covered by the directories are recorded as deferred sales revenue and accounts receivable in the month of publication. Revenue related to these sales is recognized over the lives of the directories, generally twelve months. Sales made to customers outside the cities covered by the directories are recognized each quarter. Sales for national

                                    DONTECH
accounts are recognized in full in the month of publication. For DonTech II, revenue is comprised of sales commissions and is recognized upon execution of contracts for the sale of advertising.

     Fixed Assets. Fixed assets are recorded at cost and are depreciated on a straight-line basis over the estimated useful lives of the assets. Upon asset retirement or other disposition, cost and the related accumulated depreciation are removed from the accounts, and gain or loss is included in the statement of operations. Amounts incurred for repairs and maintenance are charged to operations.

     Deferred Expenses. The printing, manufacturing, compilation, sales, delivery and administrative costs of DonTech I publications are deferred and recognized in proportion to revenue.

     Postretirement Benefits Other Than Pensions. The partnership is obligated to provide postretirement benefits consisting mainly of life and health insurance to substantially all employees and their dependents. The accrual method of accounting is utilized for postretirement health care and life insurance benefits.

     Income Taxes. No provision for income taxes is made as the proportional share of each partnership's income is the responsibility of the individual partners.

     Reclassifications. Certain reclassifications have been made to the 1997 financial statements to conform with the 1998 presentation. These reclassifications had no impact on previously reported net income or partners' capital.

3.  DEFERRED EXPENSES

     Deferred expenses consist of the following at December 31:

                                                               1998       1997
                                                              -------    -------
Printing and manufacturing..................................  $    14    $13,932
Selling.....................................................       --     20,331
Compilation.................................................       --      3,310
Delivery....................................................        2      1,089
Directory operating services................................       --        750
Other.......................................................       --      2,101
                                                              -------    -------
                                                              $    16    $41,513
                                                              =======    =======

4.  FIXED ASSETS

     Fixed assets consist of the following at December 31:

                                                               1998       1997
                                                              -------    -------
Equipment...................................................  $21,003    $18,816
Furniture and fixtures......................................    7,034      3,727
Leasehold improvements......................................    2,159        995
                                                              -------    -------
                                                               30,196     23,538
Less accumulated depreciation and amortization..............   21,728     18,640
                                                              -------    -------
                                                              $ 8,468    $ 4,898
                                                              =======    =======

                                    DONTECH

5.  RELATED PARTY TRANSACTIONS

  DonTech I

     Under the Directory Agreement, DonTech I was obligated to pay Illinois Bell Telephone (IBT) a minimum of $75,000 per year in exchange for billing and collection services performed by IBT. The base fee for these services was $75,000 for each calendar year until the Directory Agreement is terminated. Under the terms of the revised partnership agreement, the responsibility for payment of these fees was transferred to Ameritech effective January 1, 1998.

     In addition to the base fee, DonTech I agreed to pay IBT an amount equal to 7 1/2% of the increase in total revenue received from certain sources identified in the Directory Agreement over such revenues received in the immediately preceding calendar year. The additional fee due to IBT was $1,800 and $1,100 in 1997 and 1996, respectively. IBT also provided directory operations services (white page compilation) to DonTech I. DonTech I paid approximately $2,000 to IBT in 1997 and 1996 for these services. However, effective January 1, 1998 under the terms of the revised partnership agreement the cost of these services became the responsibility of Ameritech.

     During 1997 and 1996, R.H. Donnelley provided compilation, photocomposition, and data processing services to DonTech I. In addition, the Dun & Bradstreet Corporation (of which R.H. Donnelley was a wholly owned subsidiary) provided employee benefits and administrative services, and certain business insurance coverages for each partnership. The amount paid for these services was determined at the beginning of each year based upon estimated activity and adjusted to actual at the end of each year. The total amount paid for these services was approximately $20,500 and $22,000 in 1997 and 1996, respectively. The amount paid for employee benefits includes the administration of each partnership's Profit Sharing and 401(k) Plans as well as its health care, long and short term disability, dental and pension plans. Effective June 1, 1997, DonTech I became self-insured for health care, long and short term disability and dental plans at which time it terminated its coverages for these plans through Dun & Bradstreet.

     DonTech I also entered into subcontracting agreements for the publishing of certain Indiana Bell directories. For the first four months of 1997, under a Directory Fulfillment Memorandum of Understanding, DonTech I was obligated to perform certain directory fulfillment services for Aas. The obligation for these services was transferred to an outside vendor effective May 1, 1997.

  Amended Partnership Allocation

     The partners negotiated settlement agreements regarding excessive bad debt write-offs incurred by DonTech I during the year ended December 31, 1998 and 1997. The agreements provided for special allocations of the excessive bad debts between the partners based upon a negotiated ratio. The effect of these settlement agreements has been included in the allocation of net income as presented in the statement of partners' capital at December 31, 1998 and 1997.

     During 1997, the DonTech I partnership incurred certain expenses on behalf of the DonTech II partnership related to advertising sales activities. These expenses have been charged to the DonTech II partnership for the years ended December 31, 1997. For the year ended December 31, 1998, DonTech II assumed responsibility for such sales related expenses.

  DonTech II

     Under the provisions of the "Revenue Participation Agreement" dated August 19, 1997, in exchange for exclusive publishing rights, APIL Partners Partnership agrees to pay R.H. Donnelley revenue participation interests. The revenue participation interests are based upon gross revenues of the DonTech II partnership net

                                    DONTECH
of provisions (capped a 6.1% per annum) and sales commissions paid by DonTech
II. The revenue participation interest is as follows:

1998........................................................  34.8%
1999........................................................  35.9%

6.  CONCENTRATION OF CREDIT RISK

     Financial instruments which potentially subject each partnership to a concentration of credit risk consist principally of commercial paper and accounts receivables. The Partnership invests its excess cash in commercial paper with an investment rating of AA or higher and has not experienced any losses on these investments.

     DonTech I's trade accounts receivable are primarily composed of amounts due from customers whose businesses are in the state of Illinois. DonTech II commissions receivable are due from Ameritech Advertising Services. Collateral is generally not required from either partnership's customers.

7.  PARTNERSHIP CONTRIBUTION RECEIVABLE

     For DonTech II, the respective partner capital contributions are to be made in equal proportion according to the Initial Capital Schedule as reflected in the DonTech II Partnership Agreement. As of December 31, 1997, the total amount of capital required to be contributed by the partners was $27,000.

     At December 31, 1997, the respective partnership capital accounts have been credited with the amount of required capital contributions and have been offset by a corresponding contribution receivable, as the funds had not been received. Such contributions were funded in 1998.

8.  USE OF ESTIMATES

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

9.  LEASE COMMITMENTS

     DonTech I leases certain office facilities under noncancelable lease arrangements. These leases and the related obligations were assumed by DonTech
II. Rent expense under these operating leases was approximately $2,743, $2,603, and $2,564 for 1998, 1997 and 1996, respectively.

     The future minimum lease payments required under noncancelable operating leases that have initial or remaining lease terms in excess of one year as of December 31, 1998 are as follows:

1999........................................................  $ 3,458
2000........................................................    3,290
2001........................................................    3,088
2002........................................................    2,773
2003........................................................    2,654
Thereafter..................................................   14,072
                                                              -------
                                                              $29,335
                                                              =======

                                    DONTECH

10.  EMPLOYEE RETIREMENT AND PROFIT PARTICIPATION PLANS

     Each partnership participates in a defined benefit pension plan covering substantially all of its respective employees (the "Principal Plan"). The Principal Plan's assets are invested in equity funds, fixed income funds and real estate. Total expense for the Principal Plan was approximately $820, $1,121 and $1,181 for 1998, 1997, and 1996 respectively. The following provides a reconciliation of benefit obligations, plan assets, and the funded status of the Principle Plan.

     Change in benefit obligation:

                                                               1998       1997
                                                              -------    -------
Projected benefit obligation, beginning of year.............  $17,686    $15,598
Service cost................................................      929        935
Interest cost...............................................    1,298      1,185
Benefits paid...............................................   (1,149)      (452)
(Gain) loss.................................................    1,130       (955)
Plan amendments, other charges..............................      678      1,375
                                                              -------    -------
     Projected benefit obligation, end of year..............  $20,572    $17,686
                                                              =======    =======

     Change in plan assets:

                                                               1998       1997
                                                              -------    -------
Market value of assets, January 1...........................  $20,195    $13,863
Benefits paid...............................................   (1,149)      (452)
Contributions...............................................    2,507      3,319
Actual return on plan assets................................    3,761      3,465
                                                              -------    -------
     Market value of assets, December 31....................  $25,314    $20,195
                                                              =======    =======

     Reconciliation of prepaid cost:

                                                               1998       1997
                                                              -------    -------
Funded status of the plan...................................  $ 4,742    $ 2,509
Unrecognized net gain.......................................   (2,214)    (2,093)
Unrecognized prior service cost.............................    2,400      2,825
                                                              -------    -------
     Prepaid cost...........................................  $ 4,928    $ 3,241
                                                              =======    =======
Prepaid benefit cost........................................  $ 5,314    $ 3,568
Accrued benefit liability...................................     (488)      (474)
Intangible asset............................................      102        147
                                                              -------    -------
     Net amount recognized..................................  $ 4,928    $ 3,241
                                                              =======    =======

                                    DONTECH

     Net periodic pension cost for the plan in 1998, 1997 and 1996 include the following components:

                                                               1998       1997       1996
                                                              -------    -------    -------
Service cost................................................  $   929    $   936    $   909
Interest cost...............................................    1,298      1,185      1,020
Expected return on plan assets..............................   (1,833)    (1,440)    (1,618)
Amortization of unrecognized prior service cost.............      426        440        870
                                                              -------    -------    -------
  Total pension cost........................................  $   820    $ 1,121    $ 1,181
                                                              =======    =======    =======

     Assumptions used are as follows:

                                                               1998       1997       1996
                                                              -------    -------    -------
Weighted average discount rate..............................     7.00%      7.50%      7.75%
Expected long-term rate of return on assets.................     9.75%      9.75%      9.75%
Weighted average rate of compensation increase..............     3.16%      3.16%      3.16%

     Additionally, each respective partnership participates in a Profit Participation Plan (the "Profit Plan") that covers substantially all its employees. Employees may voluntarily contribute up to 6% of their salaries to the Profit Plan and are guaranteed a matching contribution of fifty cents per dollar contributed. Each partnership also makes contributions to the Profit Plan based on a formula and contingent upon the attainment of financial goals set in advance as defined in the Plan. The contributions made to the plan were $768, $926 and $809 in 1998, 1997 and 1996, respectively. Both plans are administered by R.H. Donnelley.

11.  POSTRETIREMENT OTHER THAN PENSIONS

     The partnership provides postretirement health care and life insurance benefits to certain retired employees and their dependents. The following provides a reconciliation of benefit obligations, plan assets and the funded status of the health and life insurance plans.

     Change in benefit obligation:

                                                               1998      1997
                                                              ------    ------
Benefit obligation, beginning of year.......................  $2,294    $1,873
Service cost................................................     127       130
Interest cost...............................................     161       142
Plan participants' contributions............................       9        15
Amendments..................................................     522        --
Actuarial (gain) loss.......................................    (173)      219
Benefits paid...............................................     (30)      (85)
                                                              ------    ------
     Projected benefit obligation, end of year..............  $2,910    $2,294
                                                              ======    ======

     Change in plan assets:

                                                               1998      1997
                                                              ------    ------
Market value of assets, January 1...........................  $   --    $   --
Employer contributions......................................      21        70
Plan participants' contributions............................       9        15
Benefits paid...............................................     (30)      (85)
                                                              ------    ------
     Market value of assets, December 31....................  $   --    $   --
                                                              ======    ======

                                    DONTECH

     Reconciliation of accrued cost:

                                                               1998      1997
                                                              ------    ------
Funded status of the plan...................................  $2,910    $2,294
Unrecognized net gain.......................................    (231)     (405)
Unrecognized prior service (benefit) cost...................    (399)       93
                                                              ------    ------
     Accrued cost...........................................  $2,280    $1,982
                                                              ======    ======

     Net periodic post retirement benefit costs for 1998, 1997 and 1996 included the following components:

                                                              1998     1997      1996
                                                              ----    ------    ------
Service cost................................................  $157    $  101    $  104
Interest cost...............................................   161       142       128
                                                              ----    ------    ------
     Net periodic benefit cost..............................  $318    $  243    $  232
                                                              ====    ======    ======

     The discount rate used in determining the APBO as of December 31, 1998 and 1997 was 6.75% and 7.86%, respectively. The assumed health care cost trend rate used in measuring the APBO as of December 31, 1998 and 1997 varies by the age of the participant and the retirement date and ranges from 6.5% to 8.0%, respectively. The rates are assumed to decrease gradually to 5.0% for 2021 and remain at that level thereafter.

     Increasing the health care cost trend rates by one percentage point would not have had a material effect on the December 31, 1998 APBO or the net periodic postretirement expense.

12.  VALUATION AND QUALIFYING ACCOUNTS

                                                             ADDITIONS
                                               BALANCE AT    CHARGED TO                     BALANCE AT
                                               BEGINNING     COSTS AND                        END OF
DESCRIPTION                                    OF PERIOD      EXPENSES     DEDUCTIONS(A)      PERIOD
-----------                                    ----------    ----------    -------------    ----------
ALLOWANCE FOR DOUBTFUL ACCOUNTS
For year ended December 31, 1998.............   $35,581        28,487         61,881         $ 2,187
For year ended December 31, 1997.............   $13,908        40,230         18,557         $35,581
For year ended December 31, 1996.............   $23,106        50,202         59,400         $13,908

---------------
(a) Includes accounts written off and other allowances made.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

     There have been no changes in the Company's independent auditors, or the independent auditors of DonTech for the three year period ended December 31, 1998.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information in response to this Item is incorporated herein by reference to the section entitled "Board of Directors" in the Company's Proxy Statement dated March 22, 1999 filed with the Securities and Exchange Commission, except that "Executive Officers of the Registrant" on Pages 5 and 6 of this report responds to Item 401(b) and (e) of Regulation S-K.

ITEM 11.  EXECUTIVE COMPENSATION

     Information in response to this Item is incorporated herein by reference to the section entitled "Compensation of Executive Officers and Directors" in the Company's Proxy Statement dated March 22, 1999 filed with the Securities and Exchange Commission.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information in response to this Item is incorporated herein by reference to the section entitled "Security Ownership of Management and Others" in the Company's Proxy Statement dated March 22, 1999 filed with the Securities and Exchange Commission.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information in response to this Item is incorporated herein by reference to the section entitled "Board of Directors" in the Company's Proxy Statement dated March 22, 1999 filed with the Securities and Exchange Commission.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (A)(1) AND (2) -- LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

The following consolidated financial statements of the Company are included under Item 8:

     Consolidated Statements of Operations for the three years ended December 31, 1998

     Consolidated Balance Sheets at December 31, 1998 and 1997

     Consolidated Statements of Cash Flows for the three years ended December 31, 1998

     Consolidated Statement of Changes in Shareholders' Equity (Deficit) for the three years ended December 31, 1998

     Notes to the Consolidated Financial Statements

The following combined financial statements for DonTech are included under Item
8:

     Combined Statement of Operations for the three years ended December 31,
1998

     Combined Balance Sheets at December 31, 1998 and 1997

     Combined Statements of Cash Flows for the three years ended December 31,
1998

     Combined Statements of Partners' Capital for the three years ended December 31, 1998

The following financial statement schedule for the Company is included under
Item 8:

     Schedule II -- Valuation and qualifying accounts

     (B) REPORTS ON FORM 8-K

     A report on Form 8-K was filed November 2, 1998 under Item 5-Other Events to report on the Company's decision to adopt a stockholder rights plan that will succeed the Company's prior rights plan which expired on November 5, 1998.

     (C) EXHIBITS:

EXHIBIT
  NO.                               DOCUMENT
-------                             --------
  3.1     Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to Amendment No. 1 to the
          Registration Statement on Form S-4, filed with the
          Securities and Exchange Commission on August 7, 1998,
          Registration No. 333-59287)
  3.2     By-laws of the Company (incorporated by reference to Exhibit
          3.2 to the Registration Statement on Form S-4, filed with
          the Securities and Exchange Commission on July 17, 1998,
          Registration No. 333-59287)
  3.3     Certificate of Incorporation of Donnelley (incorporated by reference to Exhibit 3.3 to Amendment No. 1 to the
          Registration Statement on Form S-4, filed with the
          Securities and Exchange Commission on August 7, 1998,
          Registration No. 333-59287)
  3.4     By-laws of Donnelley (incorporated by reference to Exhibit
          3.4 to the Registration Statement on Form S-4, filed with
          the Securities and Exchange Commission on July 17, 1998,
          Registration No. 333-59287)
  4.1     Indenture dated as of June 5, 1998 between Donnelley, as
          Issuer, the Company, as Guarantor, and the Bank of New York,
          as Trustee, with respect to the 9 1/8% Senior Subordinated
          Notes due 2008 (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-4, filed with the
          Securities and Exchange Commission on July 17, 1998,
          Registration No. 333-59287)
  4.2     Form of the 9 1/8% Senior Subordinated Notes due 2008
          (included in Exhibit 4.1)
  4.3     Company Guarantee (included in Exhibit 4.1)
  4.4     Exchange and Registration Rights Agreement dated as of June
          5, 1998, among the Company, Donnelley, and Goldman, Sachs &
          Co. and Chase Securities Inc., as Initial Purchasers
          (incorporated by reference to Exhibit 4.4 to the
          Registration Statement on Form S-4, filed with the
          Securities and Exchange Commission on July 17, 1998,
          Registration No. 333-59287)
  4.5     Rights Agreement, dated as of October 27, 1998 between R.H.
          Donnelley Corporation and First Chicago Trust Company
          (incorporated by reference to Exhibit 4 to the Registration
          Statement on Form 8-A, filed with the Securities and
          Exchange Commission on November 5, 1998, Registration No.
          001-07155)
 10.1     Form of Distribution Agreement between The Dun & Bradstreet
          Corporation and The New Dun & Bradstreet Corporation
          (incorporated by reference to Exhibit 99.2 to the Form 8-K of The Dun & Bradstreet Corporation, filed on June 30, 1998)
 10.2     Form of Tax Allocation Agreement between The Dun &
          Bradstreet Corporation and The New Dun & Bradstreet
          Corporation (incorporated by reference to Exhibit 99.3 to
          the Form 8-K of The Dun & Bradstreet Corporation, filed on
          June 30, 1998)
 10.3     Form of Employee Benefits Agreement between The Dun &
          Bradstreet Corporation and The New Dun & Bradstreet
          Corporation (incorporated by reference to Exhibit 99.4 to
          the Form 8-K of The Dun & Bradstreet Corporation, filed on
          June 30, 1998)
 10.4     Form of Intellectual Property Agreement between The Dun &
          Bradstreet Corporation and The New Dun & Bradstreet
          Corporation (incorporated by reference to Exhibit 99.5 to
          the Form 8-K of The Dun & Bradstreet Corporation, filed on
          June 30, 1998)
 10.5     Form of Shared Transaction Services Agreement between The
          Dun & Bradstreet Corporation and The New Dun & Bradstreet
          Corporation (incorporated by reference to Exhibit 99.6 to
          the Form 8-K of The Dun & Bradstreet Corporation, filed on
          June 30, 1998)
 10.6     Form of Data Services Agreement between The Dun & Bradstreet
          Corporation and The New Dun & Bradstreet Corporation
          (incorporated by reference to Exhibit 99.7 to the Form 8-K of The Dun & Bradstreet Corporation, filed on June 30, 1998)

EXHIBIT
  NO.                               DOCUMENT
-------                             --------
 10.7     Form of Transition Services Agreement between The Dun &
          Bradstreet Corporation and The New Dun & Bradstreet
          Corporation (incorporated by reference to Exhibit 99.8 to
          the Form 8-K of The Dun & Bradstreet Corporation, filed on
          June 30, 1998)
 10.8     Form of Amended and Restated Transition Services Agreement
          between The Dun & Bradstreet Corporation, The New Dun &
          Bradstreet Corporation, Cognizant Corporation, IMS Health
          Incorporated, ACNielsen Corporation and Gartner Group, Inc.
          (incorporated by reference to Exhibit 99.9 to the Form 8-K of The Dun & Bradstreet Corporation, filed on June 30, 1998)
 10.9     Credit Agreement among the Company, Donnelley, The Chase
          Manhattan Bank, as Administrative Agent and the Lenders
          party thereto (incorporated by reference to Exhibit 10.9 to the Registration Statement on Form S-4, filed with the
          Securities and Exchange Commission on July 17, 1998,
          Registration No. 333-59287)
 10.10    DonTech II Partnership Agreement, effective August 19, 1997, by and between The Reuben H. Donnelley Corporation and
          Ameritech Publishing of Illinois, Inc. (incorporated by
          reference to Exhibit 10.10 to Amendment No. 1 to the
          Registration Statement on Form S-4, filed with the
          Securities and Exchange Commission on August 7, 1998,
          Registration No. 333-59287)
 10.11    Revenue Participation Agreement, dated as of August 19,
          1997, by and between APIL Partners Partnership and The
          Reuben H. Donnelley Corporation (incorporated by reference to Exhibit 10.11 to Amendment No. 1 to the Registration
          Statement on Form S-4, filed with the Securities and
          Exchange Commission on August 7, 1998, Registration No.
          333-59287)
 10.12    Master Agreement, executed August 19, 1997, by and among The
          Reuben H. Donnelley Corporation, The Dun & Bradstreet
          Corporation, The Am-Don Partnership a/k/a DonTech, DonTech
          II, Ameritech Publishing, Inc., Ameritech Publishing of
          Illinois, Inc., Ameritech Corporation, DonTech I Publishing
          Company LLC and the APIL Partnerships Partnership
          (incorporated by reference to Exhibit 10.12 to Amendment No.
          1 to the Registration Statement on Form S-4, filed with the
          Securities and Exchange Commission on August 7, 1998,
          Registration No. 333-59287)
 10.13    Exclusive Sales Agency Agreement, effective August 19, 1997, between APIL Partners Partnership and DonTech II
          (incorporated by reference to Exhibit 10.13 to Amendment No.
          1 to the Registration Statement on Form S-4, filed with the
          Securities and Exchange Commission on August 7, 1998,
          Registration No. 333-59287)
 10.14    Second Amended and Restated Partnership Agreement, effective as of August 19, 1997, by and between The Reuben H.
          Donnelley Corporation and Ameritech Publishing of Illinois
          (incorporated by reference to Exhibit 10.14 to Amendment No.
          1 to the Registration Statement on Form S-4, filed with the
          Securities and Exchange Commission on August 7, 1998,
          Registration No. 333-59287)
 10.15    1991 Key Employees' Performance Unit Plan, as amended and
          restated (incorporated by reference to Exhibit 10.15 to
          Amendment No. 3 to the Registration Statement on Form S-4,
          filed with the Securities and Exchange Commission on
          September 28, 1998, Registration No. 333-59287)
 10.16    1991 Key Employees' Stock Option Plan, as amended and
          restated (incorporated by reference to Exhibit 10.16 to
          Amendment No. 3 to the Registration Statement on Form S-4,
          filed with the Securities and Exchange Commission on
          September 28, 1998, Registration No. 333-59287)
 10.17    1998 Directors' Stock Plan (incorporated by reference to
          Exhibit 10.17 to Amendment No. 3 to the Registration
          Statement on Form S-4, filed with the Securities and
          Exchange Commission on September 28, 1998, Registration No.
          333-59287)
 10.18    Annual Incentive Plan, as amended and restated (incorporated by reference to Exhibit 10.18 to Amendment No. 3 to the
          Registration Statement on Form S-4, filed with the
          Securities and Exchange Commission on September 28, 1998,
          Registration No. 333-59287)
 10.19    Supplemental Executive Benefit Plan (incorporated by
          reference to Exhibit 10.19 to Amendment No. 3 to the
          Registration Statement on Form S-4, filed with the
          Securities and Exchange Commission on September 28, 1998,
          Registration No. 333-59287)
 10.20    Employment Agreement dated as of September 28, 1998 between the Company and Frank R. Noonan (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form
          10-Q for the quarter ended September 30, 1998)
 10.21    Employment Agreement dated as of September 28, 1998 between the Company and Philip C. Danford (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form
          10-Q for the quarter ended September 30, 1998)

EXHIBIT
  NO.                               DOCUMENT
-------                             --------
 10.22    Employment Agreement dated as of September 28, 1998 between the Company and Alexander R. Marasco (incorporated by
          reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998)
 10.23    Employment Agreement dated as of September 28, 1998 between the Company and David C. Swanson (incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form
          10-Q for the quarter ended September 30, 1998)
 10.24    Employment Agreement dated as of September 28, 1998 between the Company and Frederick J. Groser (incorporated by
          reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998)
*21       Subsidiary of the Company
*23       Consent of Independent Accountants
*27.1     Financial Data Schedule of the Company
*27.2     Financial Data Schedule of Donnelley

---------------
* Filed herewith

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 26th day of March, 1999.

                                          R.H. Donnelley Corporation

                                          By: /s/ FRANK R. NOONAN
                                            ------------------------------------
                                            Frank R. Noonan,
                                            Chairman and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been duly signed by the following persons in the capacities and on the date indicated.


                /s/ FRANK R. NOONAN                  Chairman of the Board and
---------------------------------------------------  Chief Executive Officer            March 26, 1999
                 (Frank R. Noonan)

               /s/ PHILIP C. DANFORD                 Senior Vice President and
---------------------------------------------------  Chief Financial Officer            March 26, 1999
                (Philip C. Danford)

                /s/ ANNA M. PATRUNO                  Vice President and Controller      March 26, 1999
---------------------------------------------------
                 (Anna M. Patruno)

                /s/ DIANE P. BAKER                   Director                           March 26, 1999
---------------------------------------------------
                 (Diane P. Baker)

               /s/ WILLIAM G. JACOBI                 Director                           March 26, 1999
---------------------------------------------------
                (William G. Jacobi)

               /s/ ROBERT KAMERSCHEN                 Director                           March 26, 1999
---------------------------------------------------
                (Robert Kamerschen)

                /s/ CAROL J. PARRY                   Director                           March 26, 1999
---------------------------------------------------
                 (Carol J. Parry)

             /s/ BARRY LAWSON WILLIAMS               Director                           March 26, 1999
---------------------------------------------------
              (Barry Lawson Williams)

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 26th day of March, 1999.

                                          R.H. Donnelley Inc.

                                          By: /s/ FRANK R. NOONAN
                                            ------------------------------------
                                            Frank R. Noonan,
                                            President and Chief Executive
                                              Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been duly signed by the following persons in the capacities and on the date indicated.


                /s/ FRANK R. NOONAN                  Director, President and
---------------------------------------------------  Chief Executive Officer            March 26, 1999
                 (Frank R. Noonan)

               /s/ PHILIP C. DANFORD                 Director, Senior Vice President
---------------------------------------------------  and Chief Financial Officer        March 26, 1999
                (Philip C. Danford)

                /s/ ANNA M. PATRUNO                  Vice President and Controller      March 26, 1999
---------------------------------------------------
                 (Anna M. Patruno)

             /s/ STEPHEN B. WIZNITZER                Director, Senior Vice President
---------------------------------------------------  and General Counsel                March 26, 1999
              (Stephen B. Wiznitzer)