Form 10-Q
period 1999-03-31
R H DONNELLEY CORP
filed 1999-05-14
CIK 30419

SECURITIES AND EXCHANGE COMMISSION
                              Washington, D. C. 20549

                                   FORM 10-Q
(Mark one)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1999

                                      OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to
                               -------------    -------------------
                               Commission file number 001-07155

                            R.H. DONNELLEY CORPORATION
                (Exact name of registrant as specified in its charter)

        Delaware                                13-2740040
----------------------                 -----------------------------------
   (State of Incorporation)           (I.R.S. Employer Identification No.)

One Manhattanville Road, Purchase N.Y.                     10577
-----------------------------------------                ---------
 (Address of principal executive offices)                (Zip Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.      Yes X     No
                                                   --       --

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

        Title of Class                         Shares Outstanding at May 3, 1999
        --------------                         ---------------------------------
   	Common Stock, par value $1 per share                    33,833,327

                      Commission file number 333-59287
                            R.H. DONNELLEY INC. *
                            ---------------------
             (Exact name of registrant as specified in its charter)

           Delaware                              36-2467635
    ------------------------             ------------------------------------
    (State of Incorporation)             (I.R.S. Employer Identification No.)

	One Manhattanville Road, Purchase N.Y.                  10577
---------------------------------------------          -------------
	(Address of principal executive offices)              (Zip Code)

Registrants' telephone number, including area code      (914) 933-6400

[FN]
* R.H. Donnelley Inc. is a wholly owned subsidiary of R.H. Donnelley Corporation which became subject to the filing requirements of Section 15(d) on October 1, 1998. As of May 3, 1999, 100 shares of R.H. Donnelley Inc. common stock, no par value, were outstanding.


                            R.H. DONNELLEY CORPORATION

                               INDEX TO FORM 10-Q



PART I.  FINANCIAL INFORMATION                                          PAGE
------------------------------

Item 1.  Financial Statements

         Consolidated Statements of Operations for the three months
         ended March 31, 1999 and 1998                                    3

         Consolidated Balance Sheets at March 31, 1999
         and December 31, 1998                                            4

         Consolidated Statements of Cash Flows for the three months
         ended March 31, 1999 and 1998                                    5

         Notes to Consolidated Financial Statements                       6

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                             10

Item 3.  Quantitative and Qualitative Disclosure About Market Risk       15

PART II.  OTHER INFORMATION
---------------------------
Item 1.  Legal Proceedings                                               16

Item 6.  Exhibits and Reports on Form 8-K                                16



SIGNATURES                                                               18

R.H. Donnelley Corporation and Subsidiary
Consolidated Statements of Operations (Unaudited)

                                                           Three months ended
                                                                 March 31,
                                                           ------------------
(amounts in thousands, except per share data)               1999        1998

Revenues.............................................   $  31,659     $  24,344
Expenses:
  Operating expenses.................................      25,467        17,610
  General and administrative.........................       8,879         5,914
  Provision for bad debts............................       1,408         1,264
  Depreciation and amortization......................       4,789         4,953
                                                           ------        ------
    Total expenses...................................      40,543        29,741

Income from partnerships and related fees............      27,487        25,642
                                                           ------        ------

    Operating income.................................      18,603        20,245

Interest expense, net................................       9,716            --
                                                           ------        ------

     Income before income taxes......................       8,887        20,245

Provision for income taxes...........................       3,572         8,098
                                                           ------        ------
        Net income...................................   $   5,315     $  12,147
                                                           ======        ======

Earnings per share:
        Basic........................................   $    0.16     $    0.36
        Diluted......................................   $    0.15     $    0.35

Shares used in computing earnings per share:
        Basic........................................      33,984        34,210
        Diluted......................................      34,330        34,489

The accompanying notes are an integral part of the consolidated financial statements.

R.H. Donnelley Corporation and Subsidiary
Consolidated Balance Sheets (Unaudited)

                                                       March 31,    December 31,
(amounts in thousands, except share and per share data)   1999           1998
                                                       ---------    ------------
                                   Assets
Current Assets
Cash and cash equivalents..........................   $   5,763     $   2,302
Accounts receivable
     Billed........................................       2,321         6,941
     Unbilled......................................      61,668        73,817
     Other.........................................       3,942         8,712
     Allowance for doubtful accounts...............      (6,792)       (5,298)
                                                         ------        ------
        Total accounts receivable, net.............      61,139        84,172
Deferred contract costs............................      13,169         6,401
Other current assets...............................       4,462         4,278
                                                         ------        ------
        Total current assets.......................      84,533        97,153

Property and equipment, net........................      19,318        21,077
Computer software, net.............................      31,151        33,523
Partnership investments and related receivables	...     212,524       216,482
Other non-current assets...........................      21,319        22,891
                                                        -------       -------
        Total Assets...............................   $ 368,845     $ 391,126
                                                        =======       =======

                    Liabilities and Shareholders' Deficit
Current Liabilities
Accounts payable...................................   $   2,618     $   1,654
Accrued and other current liabilities..............      68,469        69,485
Current portion of long-term debt..................       5,063         4,125
                                                         ------        ------
        Total current liabilities..................      76,150        75,264

Long-term debt.....................................     445,750       464,500
Deferred income taxes..............................      50,303        50,909
Postretirement and postemployment benefits.........       9,622         9,648
Other liabilities..................................       9,700        12,415

Commitments and contingencies

Shareholders' Deficit
Preferred stock, par value $1 per share,
     authorized - 10,000,000 shares,
     outstanding - none............................          --            --
Common stock, par value $1 per share,
     authorized - 400,000,000 shares;
     issued - 51,621,894 shares for 1999 and 1998..      51,622        51,622
Additional paid in capital.........................       1,261           274
Retained deficit...................................    (250,119)     (255,434)
Treasury stock, at cost, 17,789,254 shares for 1999
     And 17,419,739 shares for 1998................     (25,444)      (18,072)
                                                       --------       -------
        Total shareholders' deficit................    (222,680)     (221,610)
                                                       --------      --------
        Total Liabilities and Shareholders' Deficit   $ 368,845     $ 391,126
                                                        =======       =======

The accompanying notes are an integral part of the consolidated financial statements.

R.H. Donnelley Corporation and Subsidiary
Consolidated Statements of Cash Flows (Unaudited)

                                                        Three months ended
                                                             March 31,
                                                        ---------------------
(amounts in thousands)                                     1999          1998

Cash Flows from Operating Activities:
Net income.........................................   $   5,315     $  12,147
Reconciliation of net income to net cash provided
   by operating activities:
     Depreciation and amortization.................       4,789         4,953
     Deferred income taxes.........................        (606)           --
     Amortization of deferred financing costs......         287            --
     Provision for doubtful accounts...............       1,408         1,264
     Cash received in excess of income from
        partnerships and related receivables.......       5,257         1,617
     Decrease in accounts receivable...............      21,625        27,303
     Increase in deferred contract costs...........      (6,768)       (9,701)
     (Increase) decrease in other assets...........         (43)          148
     Increase (decrease) in accounts payable, accrued
        and other current liabilities..............         315        (8,940)
     Decrease in other liabilities.................      (2,741)       (1,386)
                                                         ------        ------
        Net cash provided by operating activities..      28,838        27,405

Cash Flows from Investing Activities:
Additions to property and equipment................        (379)         (651)
Additions to computer software.....................        (786)       (1,834)
                                                         ------        ------
        Net cash used in investing activities......      (1,165)       (2,485)

Cash Flows from Financing Activities:
Repayment of debt..................................     (17,812)           --
Purchase of treasury stock.........................      (7,474)           --
Proceeds from exercise of stock options............       1,074            --
Net distributions to Old D&B.......................          --       (24,935)
                                                         ------       -------
        Net cash used in financing activities......     (24,212)      (24,935)

Increase (decrease) in cash and cash equivalents...       3,461           (15)
Cash and cash equivalents, beginning of year.......       2,302            32
                                                         ------       -------
Cash and cash equivalents, end of period...........    $  5,763     $      17
                                                         ======      ========

Supplemental cash flow information:
-----------------------------------
Interest paid......................................    $ 12,095           N/A
                                                        =======

Income taxes paid..................................    $  1,251           N/A
                                                        =======

The accompanying notes are an integral part of the consolidated financial statements.

R.H. Donnelley Corporation and Subsidiary
Notes to Consolidated Financial Statements (Unaudited)
(amounts in thousands)

1.  Background and Basis of Presentation

       Prior to July 1, 1998, R.H. Donnelley Corporation (the 'Company') operated as part of The Dun & Bradstreet Corporation ('Old D&B'). In December 1997, the Board of Directors of Old D&B approved in principle a plan to separate into two publicly traded companies - the Company and The New Dun & Bradstreet Corporation ('New D&B'). The distribution ('Distribution') was the method by which Old D&B distributed to its shareholders shares of New D&B common stock. On July 1, 1998, as part of the Distribution, Old D&B distributed to its shareholders shares of New D&B stock. In connection with the Distribution, Old D&B changed its name to R.H. Donnelley Corporation. Since the Distribution, the Company's only operating subsidiary has been R.H. Donnelley Inc. ('Donnelley') and, on a consolidated basis, the financial statements of the Company and Donnelley are substantially identical.

       The financial statements at March 31, 1998 and for the three months then ended, represent the financial position, results of operations and cash flows of the Company as if it were a separate entity. The financial statements include allocations of certain Old D&B expenses, assets and liabilities related to the Company's businesses. Management believes these allocations are reasonable; however, the costs of these services are not necessarily indicative of the costs that would have been incurred if the Company had performed or provided these functions as a separate entity.

       The interim financial statements have been prepared in accordance with the instructions to Form 10-Q and should be read in conjunction with the financial statements and related notes included in the Company's Form 10-K for the year ended December 31, 1998. The results of interim periods are not necessarily indicative of results for the full year or any subsequent period. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of financial position, results of operations and cash flows at the dates and for the periods presented have been included. Certain 1998 amounts have been restated to conform to the 1999 presentation.

2.  Reconciliation of Shares Used in Computing Earnings Per Share

       The table below provides a reconciliation of basic weighted average shares outstanding to diluted weighted average shares outstanding for each period presented. The conversion of dilutive shares has no impact on operating results.

                                                               Three months
                                                              ended March 31,
                                                              ---------------
                                                              1999       1998
                                                              ----       ----

Weighted average shares outstanding - basic ............      33,984   34,210
Effect of potentially dilutive stock options ...........         346      279
                                                              ------   ------
Weighted average number of shares - diluted ............      34,330   34,489
                                                              ======   ======


3.  Long-term debt

        Long-term debt at March 31, 1999 consisted of the following:

Senior subordinated 9.125% Notes........................     $  150,000
Senior secured term facilities..........................        298,313
Senior revolving credit facility........................          2,500
                                                                -------
     Total..............................................        450,813
Less current portion....................................          5,063
                                                                -------
     Net long-term debt.................................      $ 445,750
                                                                =======

     All long-term debt was incurred in connection with the Distribution. Accordingly, no long-term debt was outstanding at March 31, 1998.

     The committed bank facilities consist of an aggregate $300,000 Senior Secured Term Facilities ('Term Facilities') and a $100,000 Senior Revolving Credit Facility (the 'Revolver'). These facilities bear interest at a floating rate based on a spread over London interbank offered rate (LIBOR) or the greater of either the Prime rate or the Fed Funds rate plus 50 basis points, at the election of the Company. The facilities contain covenants that, among other things, restrict the Company's and Donnelley's ability to engage in mergers, consolidations and asset sales, incur additional indebtedness and liens and require that certain financial ratios be maintained. At March 31, 1999, there was $300,813 of outstanding debt under the Term Facilities and Revolver at a weighted average interest rate of 7.3% per annum. Available borrowing capacity under the Revolver was $97,500 at March 31, 1999.

4.  Treasury Stock Activity

       During the three months ended March 31, 1999, the Company repurchased 472 shares at a cost of $7,474.

5.  Litigation

       In April 1999, Sandy Goldberg, Dellwood Publishing, Inc. and Rockland Yellow Pages initiated a lawsuit against Donnelley and Bell Atlantic in the United States District Court of the Southern District of New York. The Rockland Yellow Pages is a proprietary directory that competes against a Bell Atlantic directory in the same region. The complaint alleges that the defendants disseminated false information concerning the Rockland Yellow Pages, which has resulted in damages to the Rockland Yellow Pages. The plaintiffs are alleging a variety of claims including RICO violations, antitrust violations and Lanham Act violations. They are seeking damages in excess of $30 million, which amount the plaintiffs are seeking to have trebled under the antitrust laws. In addition, the plaintiffs are also seeking punitive damages in an unspecified amount. Management intends to mount a vigorous defense of the Company in this matter. At this preliminary stage in the proceedings, management is unable to predict the outcome of this matter but believes that the resolution of the action will not have a material adverse effect on the Company's financial position or results of operations.

       Certain tax planning strategies entered into by Old D&B are currently subject to review by tax authorities. The Internal Revenue Service (the 'IRS') is currently reviewing Old D&B's utilization of certain capital losses during 1989 and 1990. While the IRS has not issued a formal assessment with respect to these transactions, the IRS has assessed other companies that had entered into similar types of transactions. IMS Health Incorporated ('IMS') and Nielsen Media Research, Inc. ('NMR'), both of which are former subsidiaries of Old D&B, are each jointly and severally liable to pay 50%, and Old D&B is liable for the remaining 50% of any payments for taxes and accrued interest arising from this matter and certain other potential tax liabilities after Old D&B pays the first $137 million. As a result of the form of the Distribution, the Company is the legal entity and the taxpayer referred to herein as Old D&B. However, New D&B, pursuant to the terms of the Distribution Agreement and the Tax Allocation Agreement, executed in connection with the Distribution, has assumed and will indemnify the Company and Donnelley against any payments to be made by the Company or Donnelley in respect of any tax liability that may be assessed and any related costs and expenses including ongoing legal fees. Accordingly, management believes that such tax liabilities and related costs and expenses will have no material impact on the Company's consolidated financial position. Management further believes that New D&B, IMS and NMR have sufficient financial resources to satisfy all such liabilities and to reimburse the Company for all costs and expenses incurred.

       In July 1996, Information Resources, Inc. ('IRI') filed a complaint in the United States district court for the Southern district of New York, naming as defendants Old D&B, ACNielsen Company, and IMS International Inc. ('the IRI Action'). The complaint alleges, among other things, various violations of the antitrust laws and seeks damages in excess of $350 million, which IRI is seeking to have trebled under the antitrust laws. IRI also seeks punitive damages of an unspecified amount. Under the Distribution Agreement, New D&B will assume the defense and indemnify the Company and Donnelley against any payments to be made by the Company or Donnelley with respect to the IRI Action, including any related legal fees and expenses.

        Other than the matters described above, the Company is also subject to proceedings, lawsuits and other claims in the ordinary course of business. In the opinion of management, the outcome of such current legal proceedings, claims and litigation will not materially affect the Company's financial position, results of operations or cash flows.

6.  DonTech Partnership

       The following is summarized combined financial information of the DonTech Partnership:

                                                             Three months
                                                            ended March 31,
                                                            ---------------
                                                             1999       1998
                                                             ----       ----

Gross revenues..........................................     $20,206    $91,542
Income from operations..................................       5,363     58,556
Net income..............................................       5,580     58,556


        The decrease in gross revenues, income from operations and net income in 1999 compared to 1998 is due to the change in the structure of the partnership, which occurred in August 1997. Prior to this change, DonTech published various directories, solicited advertising, and manufactured and delivered various directories in Illinois and northwest Indiana. Since the change, DonTech performs the advertising sales function for the directories and earns a commission, while an operating unit of Ameritech serves as the publisher. The Company has a 50% interest in the profits of DonTech and also receives revenue participation income, which is tied to advertising sales, from an operating unit of Ameritech. This revenue participation income is not shown in the above table. The Company's income and related fees from DonTech was $20,839 and $20,010 for the three months ended March 31, 1999 and 1998, respectively. Due to the change in the partnership structure and the timing of revenue recognition, the amounts in the table for 1998 do not correspond to the income from partnerships and related fees recognized in the financial statements. For the three months ended March 31, 1999, income and related fees is comprised of the Company's share of the net income above, plus revenue participation income of $18,827 less other reconciling items.

7.  Business Segments

       The Company provides advertising sales and marketing services of yellow pages and other directory products under long-term sales agency agreements and joint venture partnerships with operating units of major telephone companies and through its own independent operations. The Company also provides publishing and production services for yellow pages directories. The Company's reportable operating segments are Directory Advertising Services, DonTech Partnership and Directory Publishing Services. The DonTech Partnership is viewed as a separate reportable operating segment since, among other factors, the employees of DonTech, including officers and managers, are not employees of the Company. Essentially, all operations are conducted in the United States.

       Management evaluates the performance of the operating segments and allocates resources to them based on operating income and other factors. Operating income for the reportable segments (except DonTech) includes those costs directly incurred by each operation plus an allocation of certain shared operating and general and administrative expenses based on estimated business usage. Interest expense, income tax expense and non-operating income and expenses are not allocated to the reportable segments. The operating loss under the Other column represents general and administrative expenses and other activities not allocated to the reportable segments. Total assets included in the Other column represent those assets not allocated to the reportable segments, such as cash and cash equivalents, prepaid and deferred expenses and corporate property and equipment.

       Selected financial results for the three month period ended March 31, 1999 and 1998 and total assets at March 31, 1999 and 1998 are as follows:

Three month period ended March 31, 1999

                       Directory                 Directory
                       Advertising  DonTech      Publishing         Consolidated
                       Services     Partnership  Services (2) Other   Totals
                       --------     -----------  ------------ -----   ------
Advertising  sales (1)
  Calendar cycle......$ 98,313      $  78,147            --       -- $176,460
  Publication cycle...  69,874        134,847            --       --  204,721
Revenues..............  23,850             --      $  7,809       --   31,659
Income from partnerships
  and related fees....   6,648         20,839            --       --   27,487
EBITDA (3)............   8,322         20,839           262  $(6,031)  23,392
Depreciation and
  amortization.......    1,627             --         1,648    1,514    4,789
Operating income (loss)  6,695         20,839        (1,386)  (7,545)  18,603
Total assets.........  115,906        185,719        20,533   46,687  368,845

Three month period ended March 31, 1998

                       Directory                 Directory
                       Advertising  DonTech      Publishing         Consolidated
                       Services     Partnership  Services (2) Other   Totals
                       --------     -----------  ------------ -----   ------
Advertising sales (1)
  Calendar cycle       $ 71,586        $ 75,100          --        --  $146,686
  Publication cycle...   64,915         129,213          --        --   194,128
Revenues..............   16,668              --    $  7,676        --    24,344
Income from partnerships
  and related fees....    5,632          20,010          --        --    25,642
EBITDA (3)............    6,939          20,010       1,292   $(3,043)   25,198
Depreciation and
  amoritization.......    1,395              --       1,619     1,939     4,953
Operating income (loss)   5,544          20,010        (327)   (4,982)   20,245
Total assets..........  111,288         194,206      23,544    30,136   359,174

 (1) Advertising sales represents the billing value of advertisements sold by the Company and DonTech. Management reviews the performance of the operating segments on, among other things, the advertising sales generated on a calendar cycle and a publication cycle basis. Calendar cycle advertising sales represent the billing value of advertisements sold stated on the same basis for which revenue is recognized in the consolidated financial statements (that is, when a sales contract is signed where the Company acts as a sales agent and when a directory is published where the Company acts as the publisher). Advertising sales on a publication cycle basis represent the billing value of advertisements sold based on when a directory is published, regardless of the Company's role and the recognition of revenue in the consolidated financial statements.

(2) Directory Publishing Services revenues do not include intracompany revenues of $243 and $198 for the three months ended March 31, 1999 and 1998, respectively.

(3) EBITDA represents earnings before interest, taxes and depreciation and amortization. EBITDA is not a measurement of operating performance computed in accordance with generally accepted accounting principles and should not be considered as a substitute for operating income or net income prepared in conformity with generally accepted accounting principles. In addition, EBITDA may not be comparable to similarly titled measures of other companies.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The matters discussed in this Form 10-Q of R.H. Donnelley Corporation (the 'Company') and R.H. Donnelley Inc. ('Donnelley') contain forward looking statements subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. Where applicable, the words 'believe,'
'expect,' 'anticipate,' 'should,' 'planned,' 'estimated,' 'potential,' 'goal,' 'outlook,' and similar expressions, as they relate to the Company, Donnelley or its management, have been used to identify such forward looking statements. These statements and all other forward looking statements reflect the Company's and Donnelley's current beliefs and specific assumptions with respect to future business decisions and are based on information currently available. Accordingly, the statements are subject to significant risks, uncertainties and contingencies which could cause the Company's and Donnelley's actual operating results, performance or business prospects to differ from those expressed in, or implied by, these statements. Such risks, uncertainties and contingencies include the following: (1) loss of market share through competition; (2) uncertainties caused by the consolidation of the telecommunications industry;
(3) introduction of competing products or technologies by other companies; (4) complexity and uncertainty regarding the development of new high technology products; (5) pricing pressures from competitors and/or customers; (6) changes in the yellow pages industry and markets; (7) the Company's inability to complete the implementation of its Year 2000 plans on a timely basis; and (8) a sustained economic downturn in the United States.

The Company

     Except where otherwise indicated, the terms 'Company,' 'we' and 'our' refer to R.H. Donnelley Corporation and its only wholly owned subsidiary R.H. Donnelley Inc. ('Donnelley'). We have no other operations other than through this subsidiary; therefore, on a consolidated basis, our financial statements and the financial statements of Donnelley are substantially identical.

     We provide advertising sales and marketing services for yellow pages and other directory products under long-term sales agency agreements and joint venture partnerships with operating units of major telephone companies as well as through our own independent operation. We are a sales agent in New York State for an operating unit of Bell Atlantic and in Florida for an operating unit of Sprint. We also serve as a sales agent and publisher for the CenDon partnership ('CenDon'), a 50/50 partnership with an operating unit of Sprint that was formed to publish directories in Florida, Nevada, Virginia and North Carolina. We also publish our own independent yellow pages directory in the Cincinnati area. Due to their similarities, we aggregate these businesses in our Directory Advertising Services segment.

     We are also a 50% partner in the DonTech Partnership ('DonTech'), a partnership with an operating unit of Ameritech, which acts as the exclusive sales agent for yellow pages directories published by Ameritech in Illinois and northwest Indiana. In addition to receiving 50% of the profits of DonTech, we receive direct fees ('Revenue Participation') from an operating unit of Ameritech, which are tied to advertising sales. While DonTech provides advertising sales of yellow pages and other directory products, the partnership is considered a separate operating segment since, among other things, the employees of DonTech, including officers and managers, are not our employees.

     We also provide pre-press publishing services for yellow pages directories, including advertisement creation, sales contract management, listing database management, sales reporting and commissions, pagination, billing services and imaging, to independent yellow pages publishers and certain existing customers under separately negotiated contracts. This business is classified as Directory Publishing Services.

Factors Affecting Comparability

     Prior to July 1, 1998, we operated as part of The Dun & Bradstreet Corporation ('Old D&B'). In December 1997, the Board of Directors of Old D&B approved in principle a plan to separate into two publicly traded companies - the Company and The New Dun & Bradstreet Corporation ('New D&B'). The distribution ('Distribution') was the method by which Old D&B distributed to its shareholders shares of New D&B common stock. On July 1, 1998, as part of the Distribution, Old D&B distributed to its shareholders shares of New D&B stock. In connection with the Distribution, Old D&B changed its name to R.H. Donnelley Corporation.

     The financial statements at March 31, 1998 and for the three months then ended, reflect our financial position, results of operations and cash flows as if we were a separate entity. The financial statements include allocations of certain Old D&B general and administrative expenses and corporate assets and liabilities related to our business. Management believes these allocations are reasonable; however, these costs and allocations are not necessarily indicative of the costs that would have been incurred had we performed or provided these functions as a separate entity. For example, we estimate that general and administrative expenses would have been approximately $2.2 million higher than the amounts allocated during the first quarter of 1998. Additionally, in connection with the Distribution, we issued Debt (as defined below; see - 'Liquidity and Capital Resources') and estimate that additional interest expense of $10.7 million would have been incurred in the first quarter of 1998 assuming the Debt was outstanding as of the beginning of 1998.

Three Months Ended March 31, 1999 Compared with Three Months Ended March 31,
1998

     Advertising sales represents the billing value of advertisements sold by the Company and DonTech in a given calendar year (calendar cycle sales). These sales are recognized on the same basis on which revenues are recognized (that is, when a customer signs a sales contract where we are a sales agent or when the directory is published where we are the publisher). Calendar cycle sales in the first quarter of 1999 increased 20.3% to $176.5 million compared to $146.7 million in the first quarter 1998. Advertising sales for each segment are as follows:


                                          1999      1998           Change
                                          ----      ----      ---------------
     Directory Advertising Services     $ 98.3    $ 71.6       $26.7    37.3%
     DonTech                              78.2      75.1         3.1     4.1%
                                         -----     -----        ----
          Total                         $176.5    $146.7       $29.8    20.3%
                                        ======     =====        ====

     The increase in Directory Advertising Services sales is primarily due to timing of sales for various Bell Atlantic directories compared to last year and sales from our recent entry into Bell Atlantic's Buffalo and North Country markets. In May 1998, we were appointed the exclusive sales agent by Bell Atlantic to service these markets.

     Management believes that an additional measurement of sales performance is the publication cycle method. This method calculates sales on the basis of the annual value of a directory according to its publication date regardless of when the advertising for that directory was sold. If a directory publication date changes from one year to the next, the prior year publication date is adjusted to conform to the present year to maintain comparability. For the first quarter 1999, publication cycle sales increased 5.5% to $204.7 million compared to $194.1 million for the first quarter 1998. Advertising sales for each segment is as follows:

                                         1999      1998            Change
                                         ----       ----      ---------------
     Directory Advertising Services    $ 69.9    $ 64.9       $ 5.0     7.7%
     DonTech                            134.8     129.2         5.6     4.3%
                                       ------     -----        ----
          Total                        $204.7    $194.1       $10.6     5.5%
                                       ======     =====        ====

     The increase in Directory Advertising Services sales is partially due to directories for the Buffalo and North Country markets that were published for the first time since we were appointed Bell Atlantic's sales agent in that region. Accordingly, there were no comparable sales during the first quarter of 1998. In addition, strong sales performance in Bell Atlantic's Westchester county and Albany directories, which published in the quarter, also contributed to the increase. DonTech advertising sales increased due to strong growth in the Chicago directories.

     Revenues from Directory Advertising Services consist of sales commissions from our sales agency agreements and the billing value of advertisements sold from our independent operation. Revenues from Directory Publishing Services consist of pre-press publishing services for yellow pages directories provided to independent yellow pages publishers and certain existing customers under separately negotiated contracts. Revenues for the first quarter of 1999 were $31.7 million, an increase of $7.4 million over the first quarter of 1998. Revenues by segment are as follows:


                                           1999      1998           Change
                                           ----      ----      ---------------
     Directory Advertising Services       $23.9     $16.6        $7.3    44.0%
     Directory Publishing Services          7.8       7.7         0.1     1.3%
                                           ----      ----         ---
          Total                           $31.7     $24.3        $7.4    30.5%
                                           ====      ====         ===

     The increase in Directory Advertising Services revenues is primarily due to higher sales agency commissions revenue from the increase in calendar sales mentioned above.

     Operating expenses of $25.5 million were $7.9 million higher compared to the first quarter 1998, principally due to an increase in salesperson commissions and information technology related expenses. The higher salesperson commissions is related to the increase in advertising sales. The increase in information technology related expenses is attributable to timing.

     General and administrative costs of $8.9 million were $3.0 million higher than the first quarter of 1998. This increase is mainly due to higher costs associated with being a stand-alone company and costs associated with the joint venture with China Unicom (see - 'Liquidity and Capital Resources').

     Income from partnerships and related fees was $27.5 million for the quarter, an increase of $1.8 million over the prior year quarter. Income from DonTech, including Revenue Participation, was $0.8 million higher than last year and income from CenDon was $1.0 million higher than last year, both due to higher sales.

     Operating income of $18.6 million was $1.6 million lower than the first quarter 1998. Operating income (loss) by segment is as follows:

                                          1999      1998           Change
                                          ----      ----      ---------------
     Directory Advertising Services      $ 6.7     $ 5.5      $ 1.2      21.8%
     DonTech                              20.8      20.0        0.8       4.0%
     Directory Publishing Services        (1.4)     (0.3)      (1.1)      N/M
     Other                                (7.5)     (5.0)      (2.5)   (50.0)%
                                          ----      ----       ----
     Total                               $18.6     $20.2      $(1.6)    (7.9)%
                                          ====      ====       ====

     Operating income for Directory Advertising Services increased over last year primarily due to the higher revenues in Bell Atlantic which were partially offset by a corresponding increase in salesperson commissions. Directory Publishing Services' operating income decreased primarily due to an increase in information technology related expenses referred to above. Other operating loss represents corporate and general overhead costs that are not allocated to the business segments. The increase is due to higher costs associated with being a stand-alone company.

     Interest expense of $9.7 million in the first quarter 1999 represents the interest on the Debt. The Debt was issued in connection with the Distribution and was not outstanding during the first quarter 1998.

     Net income for the first quarter 1999 was $5.3 million, or $0.15 per diluted share compared to $12.1 million, or $0.35 per diluted share in 1998.
As previously stated, we believe that the first quarter 1998 results are not comparable to the current operations as they do not include certain general and administrative expenses and interest expense that were incurred as a result of the separation from Old D&B. If the first quarter 1998 results are adjusted to
(i) include the estimated additional general and administrative expenses associated with being a stand-alone company and (ii) assume the Debt was outstanding as of the beginning of 1998, we estimate that operating income for the first quarter 1998 would have been $18.0 million and net income would have been $4.4 million or $0.13 per diluted share.

Liquidity And Capital Resources

     In connection with the Distribution, Donnelley borrowed $300 million under its Senior Secured Term Facilities ('Term Facilities') and issued $150 million of Senior Subordinated Notes (the 'Notes'). Donnelley also borrowed $50 million against its $100 million Senior Revolving Credit Facility (the 'Revolver', together with the Term Facilities, the 'Credit Agreement'). The net proceeds from these initial borrowings (the 'Debt'), were dividended to Old D&B and distributed to New D&B in connection with the Distribution. The Term Facilities mature between June 2004 and December 2006, and require quarterly principal repayments. The Notes mature in 2008 and pay interest semi-annually in June and December at the annual rate of 9.125%. The Credit Agreement and the Indenture governing the Notes each contain various financial and other restrictive covenants, including restrictions on indebtedness, capital expenditures and commitments. At April 30, 1999, we had total available borrowing capacity of $97.0 million under the Revolver.

     In 1998, we entered into a joint venture with China United Telecommunications Corporation ('China Unicom') to publish yellow pages directories and to offer Internet directory services in the People's Republic of China. Under the terms of the joint venture agreement, we will invest cash of approximately $15.6 million to acquire a 15% equity interest in the joint venture. As of April 30, 1999, we have invested $1.3 million and anticipate making additional contributions totaling $14.3 million over the next two to three years. We anticipate contributing approximately $8.0 million during the second quarter 1999, $3.8 million in 2000 and $2.5 million in 2001. These payments will be funded from cash flows from operations or from borrowings under the Revolver.

     We believe that cash from operations and available debt capacity under the Revolver, will be sufficient to fund our operations and meet our anticipated investment, capital expenditures and debt service requirements for the foreseeable future.

Cash Flow

     Net cash provided by operations was $28.8 million through March 31, 1999 compared to $27.4 million through March 31, 1998. Net income declined in the first quarter 1999 mainly due to an increase in expenses, principally interest and general and administrative expenses, as a result of the Company's separation from Old D&B. In addition, cash generated by accounts receivable was lower in 1999, mainly due to higher sales for various Bell Atlantic directories during the first quarter 1999 as compared to 1998, which will be collected in later periods. These declines were offset by the timing of partnership cash receipts and changes in liabilities. The change in accounts payable, accrued and other liabilities in the first quarter 1998 resulted in a use of cash of $10.3 million compared to a use of $2.4 million in the first quarter of 1999. The decrease in the use of cash was attributable to the payment in 1998 for liabilities associated with a business sold in December 1997 and higher accounts payable and accrued taxes at March 31, 1999.

     Net cash used in investing activities during the first quarter 1999 was $1.2 million compared to $2.5 million through the first quarter 1998. The decrease in capital spending in 1999 is primarily attributable to lower spending on computer software. We currently have no material commitments for investment spending, other than the China joint venture mentioned above.

     Net cash used in financing activities was $24.2 million through March 31, 1999 compared to $24.9 million through March 31, 1998. The 1998 amount represents amounts distributed to Old D&B. Prior to July 1, 1998, all cash deposits were transferred to Old D&B on a daily basis and Old D&B funded our disbursement bank accounts as required. In the first quarter of 1999, cash of $17.8 million was used to repay debt and $7.5 million was used to repurchase stock, which was offset, in part, by proceeds of $1.1 million from the exercise of employee stock options.

Year 2000 Issue

     The Year 2000 ('Y2K') issue is the result of computer programs being written using two digits rather than four digits to define the applicable year. Computer programs that have date sensitive software may recognize a date using '00' as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions.

     As part of our Y2K compliance program, all of our installed computer systems and software products have been assessed for Y2K problems. We replaced our financial systems (General Ledger, Accounts Payable, and Fixed Assets) with systems that use programs from Oracle Corporation, which have been tested and certified to be Y2K compliant. For all remaining systems, software programs are being modified or replaced. We are requesting assurances from all software vendors from which we have purchased or licensed software, or from which we may purchase or license software, that such software will correctly process all date information at all times. Additionally, all modifications to existing software, or new software installed is subjected to our internal Y2K compliance program described below. Through continued modifications to existing software and conversions to new software, we believe that we will be able to mitigate our exposure to the Y2K issue before 2000. However, if continued modifications and conversions are not made, or not completed on a timely basis, the Y2K issue could have a material adverse effect on our operating results and financial condition.

     We have divided our Y2K compliance program into five major phases - (1) the assessment of all computer systems and software products (collectively the 'Computer Systems') for Y2K compliance, (2) the remediation (i.e. conversion or modification) of each Computer System to be Y2K compliant, (3) the testing of the remediation to confirm that such remediation has not adversely impacted the operation of the Computer Systems, and that it can process dates correctly, (4) the implementation of the remediated Computer Systems into production and (5) certification of the remediation for Y2K compliance. The percentage of completion of each phase at the end of April 1999 is shown in the table below:

     Assessment.........  100%
     Remediation........  100%
     Testing............   98%
     Implementation.....   96%
     Certification......   75%

     We have been in the process of preparing six remaining applications for certification. The certification testing for some of these applications has been started and all six applications are expected to be certified by July 31, 1999.

     In addition, it is possible that certain computer systems or software products with which our computer systems, software, databases or other technology interface or are integrated with may not accept input of, store, manipulate and output dates in the year 2000 or thereafter without error or interruption. We have conducted a review of our computer systems to attempt to identify ways in which the systems could be affected by interface- or integration-related problems in correctly processing date information. We are communicating with those third parties with which we maintain business relationships to monitor and evaluate their progress in identifying and addressing their Y2K issues and assessing the potential impact, if any, to us.
Currently, nothing has come to our attention that would indicate that the Y2K compliance efforts of a major third party would have a material adverse effect on our results of operations and financial condition. However, there can be no assurance that we will identify all interface- or integration-related or third party-related problems in advance of their occurrence, or that we will be able to successfully remedy problems that are discovered. The expenses of our efforts to identify and address such problems, or the expenses and liabilities to which we may become subject to as a result of such problems, could have a material adverse effect on our results of operations and financial condition.

     We expect to have our Y2K compliance program substantially completed during the third quarter. We continually assess the risk of non-compliance of our systems and the systems of major third parties and are currently in the process of developing contingency plans and alternative arrangements for circumstances outside our direct control.

     Through April 30, 1999, we have spent approximately $4.4 million addressing the Y2K issues and estimate that we will spend an additional $0.9 million during 1999. These costs will be funded through cash flows from operations.

Market Risk Sensitive Instruments

     We are exposed to interest rate risk through our Credit Agreement where we borrow at prevailing short-term variable rates. In order to manage our exposure to fluctuations in interest rates, we have entered into interest rate swap agreements which allow us to raise funds at floating rates and effectively swap them into fixed rates that are lower than those available if fixed rate borrowings were made directly. These derivative financial instruments are viewed as risk management tools and are entered into for hedging purposes only. We do not use derivative financial instruments for trading or speculative purposes. There has been no change in the $175 million outstanding notional amount of interest rate swaps since December 31, 1998 and the unrealized fair value of the swaps was a loss of $1.3 million at March 31, 1999.

Item 3.   Quantitative and Qualitative Disclosure About Market Risk

     The requirements of this Item are discussed in Item 2 - Management's
Discussion and Analysis of Financial Condition and Results of Operations.


PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

     Reference is made to the discussion of legal proceedings found in the Annual Report on Form 10-K for the year ended December 31, 1998. New D&B has assumed the defense of the matters discussed therein and to the best of management's knowledge, there have been no material changes in the status of the proceedings referenced therein.

     In April 1999, Sandy Goldberg, Dellwood Publishing, Inc. and Rockland
Yellow Pages initiated a lawsuit against Donnelley and Bell Atlantic in the United States District Court of the Southern District of New York. The
Rockland Yellow Pages is a proprietary directory that competes against a Bell
Atlantic directory in the same region. The complaint alleges that the defendants disseminated false information concerning the Rockland Yellow Pages, which has resulted in damages to the Rockland Yellow Pages. The plaintiffs are alleging a variety of claims including RICO violations, antitrust violations and Lanham Act violations. They are seeking damages in excess of $30 million, which amount the plaintiffs are seeking to have trebled under the antitrust laws. In addition, the plaintiffs are also seeking punitive damages in an unspecified amount. Management intends to mount a vigorous defense of the Company in this matter. At this preliminary stage in the proceedings, management is unable to predict the outcome of this matter, but believes that the resolution of the action will not have a material adverse effect on the Company's financial position or results of operations.

     The Company is also involved in certain legal proceedings incidental to the normal conduct of its business. Although there can be no assurances, management believes that the outcome of such legal proceedings will not have a material adverse effect on the Company's financial position, results of operations or cash flows.

Item 6.  Exhibits and Reports on Form 8-K.

     (a)  Exhibits


          Exhibit No.      Document

          * 3.1            Certificate of Incorporation of the Company

          * 3.2            By-laws of the Company

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

            4.2            Form of the 9 1/8% Senior Subordinated Notes due
                           2008 (included in Exhibit 4.1)

            4.3            Company Guarantee (included in Exhibit 4.1)

            4.4 Rights Agreement, dated as of October 27, 1998 between R.H. Donnelley Corporation and First
                           Chicago Trust Company (incorporated by reference to
                           Exhibit 4 to the Registration Statement on Form 8-
                           A, filed with the Securities and Exchange
                           Commission on November 5, 1998, Registration No.
                           001-07155)

          * 10.1 First Amendment to the Credit Agreement, dated as of March 4, 1999, among the Company, Donnelley, The
                           Chase Manhattan Bank, as Administrative Agent and the Lenders party thereto

          * 10.2 1991 Key Employees' Stock Option Plan, as amended and restated

          * 27.1           Financial Data Schedule of the Company

          * 27.2           Financial Data Schedule of Donnelley

--------------------------

* filed herewith

    (b)  Reports on Form 8-K:

       None

                                     SIGNATURES
                                     ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                 R.H. DONNELLEY CORPORATION


Date: May 14, 1999        By:
                              -------------------------------
                              Philip C. Danford
                              Senior Vice President and Chief Financial Officer



Date: May 14, 1999        By:
                              -------------------------------
                              William C. Drexler
                              Vice President and Controller

                                     SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                 R.H. DONNELLEY INC.


Date: May 14, 1999        By:
                              -------------------------------
                              Philip C. Danford
                              Senior Vice President and Chief Financial Officer



Date: May 14, 1999        By:
                              -------------------------------
                              William C. Drexler
                              Vice President and Controller