Form 10-K405/A
period 1998-12-31
R H DONNELLEY CORP; DONNELLEY R H INC
filed 1999-08-12
CIK 30419, 1065310

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                   FORM 10-K/A
                                (AMENDMENT NO. 1)
(Mark one)

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998
                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from                      to

                        Commission file number 001-07155

                           R.H. DONNELLEY CORPORATION
             (Exact name of registrant as specified in its charter)


        Delaware                                         13-2740040
        --------                                         ----------
(State of Incorporation)                    (I.R.S. Employer Identification No.)

 One Manhattanville Road, Purchase N.Y.                    10577
(Address of principal executive offices)                (Zip Code)


Securities registered pursuant to Section 12(b) of the Act:

           Title of Class                  Name of Exchange on Which Registered
Common Stock, par value $1 per share              New York Stock Exchange


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [ X ]

The aggregate market value at March 1, 1999 of shares of the Registrant's common stock (based upon the closing price per share of such stock on The New York Stock Exchange) held by non-affiliates of the Registrant was $525,952,185. Solely for the purposes of this calculation, shares held by directors and officers of the Registrant have been excluded. Such exclusion should not be deemed a determination or an admission by the Registrant that such individuals are, in fact, affiliates of the Registrant. At March 1, 1999, there were outstanding 33,979,883 shares of the Registrant's common stock.


(continued)

                        Commission file number 333-59287

                              R.H. DONNELLEY INC. *
             (Exact name of registrant as specified in its charter)

      Delaware                                           36-2467635
      --------                                           ----------
(State of Incorporation)                    (I.R.S. Employer Identification No.)

  One Manhattanville Road, Purchase N.Y.                    10577
(Address of principal executive offices)                 (Zip Code)


Registrants' telephone number, including area code      (914) 933-6400
                                                        -----------------

* R.H. Donnelley Inc. is a wholly owned subsidiary of R.H. Donnelley Corporation which became subject to the filing requirements of Section 15(d) on October 1, 1998. As of March 1, 1999, 100 shares of R.H. Donnelley Inc. common stock, no par value, were outstanding.


DOCUMENTS INCORPORATED BY REFERENCE


Part III
-------------------------------------------------------------------------------------------------------------
Item 10                   Directors and Executive Officers of the         Information pertaining to the
                          Registrant                                      Company's Directors can be found
                                                                          on pages 6 - 7 of the Company's
                                                                          Proxy Statement dated March 22,
                                                                          1999.

Item 11                   Executive Compensation                          Pages 8 - 18 of the Company's
                                                                          Proxy Statement dated March 22,
                                                                          1999.

Item 12                   Security Ownership of Certain Beneficial        Pages 19 - 20 of the Company's
                          Owners and Management                           Proxy Statement dated March 22,
                                                                          1999.

Item 13                   Certain Relationships and Related               Page 6 of the Company's Proxy
                          Transactions                                    Statement dated March 22, 1999.

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

RECENT EVENTS

The Company's financial statements for the three years ended December 31, 1998 have been restated to reflect a change in the recording of revenues for certain directories in the Sprint relationship. For certain Sprint directories, the Company earns both revenue from commissions on the sale of directory advertising, and a share of income from the CenDon partnership ("CenDon"), a 50/50 partnership between Donnelley and an operating unit of Sprint. Previously, sales commission revenues from these directories, including the semi-annual Las Vegas directory, were recorded in July and December. However, the Company's share of income from the partnership, which publishes the directories, was recorded in July and January when the directories were published. To be consistent, the Company conformed the interim and year-end accounting to record the sales commission revenue and its share of income from the partnership in July and January. The change impacted the previously reported results for the first and fourth quarters and had a minimal impact on the annual results. The effect of the restatement on previously reported results for each of the three years ended December 31, 1998 have been reflected in this Form 10-K/A.

THE DISTRIBUTION

Prior to July 1, 1998, the Company operated as part of The Dun & Bradstreet Corporation ("Old D&B"). On December 17, 1997, the Board of Directors of Old D&B approved in principle a plan to separate into two publicly traded companies - the Company and The New Dun & Bradstreet Corporation ("New D&B"). The distribution ("Distribution") was the method by which Old D&B distributed to its shareholders shares of New D&B common stock. On July 1, 1998, as part of the Distribution, Old D&B distributed to its shareholders shares of New D&B stock. In connection with the Distribution, Old D&B changed its name to R.H. Donnelley Corporation. After the Distribution, the Company's only operating subsidiary is Donnelley.

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

DIRECTORY ADVERTISING SERVICES

The following is a brief discussion of each of the Company's major strategic relationships included in its Directory Advertising Services segment, which accounted for 26.3% of the Company's operating income before depreciation and amortization in 1998.

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

DONTECH PARTNERSHIP

The Company's relationship with telephone companies currently owned by Ameritech Corporation began in 1908 with the Chicago Telephone Company. Since then, the Company has had a variety of contractual relationships with Ameritech Corporation, including a series of partnerships. The latest partnership agreement was signed in August 1997 with an operating unit of Ameritech ("Ameritech"), changing the structure of the then existing DonTech partnership ("DonTech I"). A new 50/50 general partnership was formed ("DonTech"), which was appointed the exclusive sales agent, in perpetuity, for Ameritech's yellow pages advertising for directories published by Ameritech in Illinois and northwest Indiana, and any future electronic or Internet advertising (the "DonTech Restructuring"). The Company receives 50% of the profits generated by DonTech and also receives direct fees from Ameritech, which are tied to advertising sales generated by DonTech. Income from these sources is included in the Company's income statement as income from partnerships and related fees. Under the new structure, DonTech now recognizes revenues and costs when a customer signs a sales contract. Historically, a disproportionate number of directories were published in the fourth quarter, which led to inefficient use of DonTech I's sales force during other times of the year. In 1998, a two-year program to reschedule the related directories' publication dates more evenly throughout the year was completed. The DonTech partnership represented approximately 82.9% of the Company's operating income before depreciation and amortization expense in 1998.

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

DIRECTORY PUBLISHING SERVICES

The Company provides pre-press publishing services for yellow pages directories, including advertisement creation, sales contract management, listing database management, sales reporting and commissions, pagination, billing services and imaging, to certain existing customers and independent yellow pages publishers under separately negotiated contracts. In 1996, the Company completed its publishing center in Raleigh, North Carolina, which utilizes digital technology and custom designed relational databases to support the entire yellow pages advertising sales and publishing process on an integrated basis, from lead generation and sales presentation, to advertisement creation and printer-ready final output. The Company also has a graphics center in Dunmore, Pennsylvania which produces artwork for the majority of advertisements and specialty pages included in the directories for which the Company provides publishing services. The Dunmore graphics center is electronically integrated with the Raleigh publishing center.

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

EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth information concerning the individuals who serve as executive officers of the Company.

NAME                                    AGE*                 POSITION(S)
----                                    ----                 -----------
Frank R. Noonan                          56      Chairman of the Board, President and Chief Executive Officer

Philip C. Danford                        55      Senior Vice President and Chief Financial Officer
Alexander R. Marasco                     46      Senior Vice President
Judith A. Norton                         55      Senior Vice President Human Resources
David C. Swanson                         44      Senior Vice President
Stephen B. Wiznitzer                     48      Senior Vice President and General Counsel


The following table sets forth information concerning the individuals who serve as executive officers and directors of Donnelley.

NAME                                    AGE*                 POSITION(S)
----                                    ----                 -----------
Frank R. Noonan                          56      Director, President and Chief Executive Officer
Philip C. Danford                        55      Director, Senior Vice President and Chief Financial Officer
Alexander R. Marasco                     46      Executive Vice President Corporate Development
Judith A. Norton                         55      Senior Vice President Human Resources
David C. Swanson                         44      President Directory Services
Stephen B. Wiznitzer                     48      Director, Senior Vice President and General Counsel


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

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
        STOCKHOLDER MATTERS

As discussed above ("Item 1 - Business - The Distribution"), the Distribution was completed on June 30, 1998. Accordingly, as of July 1, 1998, the Company's common stock began trading on the New York Stock Exchange under the symbol "RHD." The table below indicates the high and low sales price of the Company's common stock for each period and the dividends declared.

                                    Price Per Share           Dividends Paid
                                    High          Low           Per share
                                    ----          ---           ---------
1998
3rd Quarter                        19 3/8       10 3/4            $0.175
4th Quarter                       14 15/16       10 1/8            $0.175


At March 1, 1999, there were approximately 9,623 holders of record of the common stock. In 1998, the Company announced that it would cease paying a quarterly dividend after the payment of the fourth quarter 1998 cash dividend. The Company's Credit Agreement and Indenture contain various financial restrictions that may place limitations on the ability of the Company to pay dividends in the future (see "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity").

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

                                                                              YEARS ENDED DECEMBER 31,
                                                     ------------------------------------------------------------------------
                                                        1998 (4)        1997 (4)     1996 (4)         1995          1994
                                                        --------        --------     --------         ----          ----
                                                                      (in thousands, except per share data)
STATEMENT OF INCOME DATA (1):
Revenues .......................................     $  169,090      $  238,823     $  268,937     $  312,940     $  310,313
Income from partnerships and related fees ......        135,854         130,171        132,945        137,180        148,770
Operating income ...............................        125,235         134,470        166,658        182,795        213,249
Net income .....................................         61,268          84,743         77,645        108,397        127,949

EARNINGS PER SHARE (2):
Basic ..........................................     $     1.79      $     2.48     $     2.28     $     3.20     $     3.76
Diluted ........................................     $     1.77      $     2.48     $     2.28     $     3.19     $     3.76

DIVIDENDS PER SHARE (2) ........................     $     0.35

SHARES USED IN COMPUTING EARNINGS PER SHARE (2):
Basic ..........................................         34,237          34,153         34,003         33,904         33,989
Diluted ........................................         34,522          34,213         34,058         33,977         33,989

BALANCE SHEET DATA (1):
Total assets ...................................     $  385,841      $  377,507     $  497,683     $  520,214     $  526,168
Long-term debt .................................        464,500              --             --             --             --
Shareholders' equity (deficit) .................       (224,770)        255,807        376,478        386,565        370,314

ADVERTISING SALES DATA (UNAUDITED) (1, 3):
Calendar cycle .................................     $  991,575      $1,064,745     $1,110,597     $1,145,944     $1,108,705
Publication cycle ..............................        989,984       1,083,818      1,076,937      1,078,200      1,044,900


(1) The selected financial data above include amounts related to businesses that were sold prior to 1998. To facilitate comparison of the financial data, the amounts related to these businesses included above are as follows:

                                                                            1997         1996          1995           1994
                                                                            ----         ----          ----           ----
       Revenues...............................................           $ 77,979     $ 97,263      $140,104      $ 148,785
       Operating income.......................................             10,969       18,587        22,250         27,926
       Total assets...........................................                 --       80,962       131,751        138,345
       Advertising sales (calendar and publication cycle) (3).             73,753       89,939       133,389        139,060


       See "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations Factors Affecting Comparability" for a discussion of certain factors which affect the comparability of the information presented in this table.

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

(4)    Certain amounts have been restated from amounts previously reported. See
       Note 2 to the consolidated financial statements.

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

FACTORS AFFECTING COMPARABILITY

All data included herein has been restated to reflect a change in the recording of revenues for certain directories in the Sprint relationship. See Note 2 to the consolidated financial statements.

Prior to July 1, 1998, the Company operated as part of The Dun & Bradstreet Corporation ("Old D&B"). On December 17, 1997, the Board of Directors of Old D&B approved in principle a plan to separate into two publicly-traded companies - R.H. Donnelley Corporation and The New Dun & Bradstreet Corporation ("New D&B"). The distribution ("Distribution") was the method by which Old D&B distributed to its shareholders shares of New D&B common stock. On July 1, 1998, as part of the

Distribution, Old D&B distributed to its shareholders shares of New D&B stock. In connection with the Distribution, Old D&B changed its name to R.H. Donnelley Corporation.

The historical consolidated financial statements reflect the financial position, results of operations and cash flows of the Company as if it were a stand-alone entity for all periods presented. The historical financial statements include allocations of certain Old D&B general and administrative expenses and corporate assets and liabilities related to the Company's business. Management believes these allocations are reasonable; however, these costs and allocations are not necessarily indicative of the costs that would have been incurred had the Company performed or provided these functions as a separate entity. For example, the Company estimates that general and administrative expenses would have been approximately $4.4 million and $8.6 million higher than the amounts allocated from Old D&B during the first six months of 1998 and the full year of 1997, respectively. Additionally, in connection with the Distribution, the Company issued Debt (as defined below; see - "Liquidity and Capital Resources") and estimates that additional interest expense of $18.4 million and $42.7 million would have been incurred in 1998 and 1997, respectively, assuming the Debt was outstanding as of January 1, 1997.

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

ADVERTISING SALES

Calendar Cycle Sales
Advertising sales is the billing value of advertisements sold by the Company and DonTech in a given calendar year. This is referred to as calendar cycle sales. The Company recognizes advertising sales on the same basis on which revenues are recognized (that is, when a sales contract is signed where the Company is a sales agent and when a directory is published where the Company is the publisher of the directories). For 1998, calendar cycle sales were $991.6 million compared to $1,064.7 million in 1997. Excluding sales from P-East of $73.8 million in 1997, sales in 1998 were consistent with 1997. However, advertising sales from the Cincinnati area were significantly lower in 1998 due to the expiration of the sales agency agreement with Cincinnati Bell, which was partially offset by the initiation of an independent directory. Excluding the impact of this change, sales showed a 4.4% increase in the underlying comparable businesses over 1997.

Advertising sales for the Directory Advertising Services segment decreased 14.3% in 1998 compared to 1997. However, excluding the sales from P-East and adjusting for the change in the Cincinnati operations, sales in the Directory Advertising Services segment showed a 3.9% increase in 1998 over 1997. This increase was driven by growth of 7.0% in the Sprint markets, particularly the Las Vegas, Nevada; Hickory, North Carolina; and Tallahassee, Florida areas, and a 2.6% increase in the Bell Atlantic markets. The increase in the Bell Atlantic markets was primarily due to $6.3 million of sales in the Buffalo and North Country markets. During 1998, the Company was appointed the exclusive sales agent by Bell Atlantic to service these markets. Advertising sales for DonTech increased 5.0% in 1998 compared to 1997 primarily due to strong growth in Chicago and surrounding areas.

Calendar cycle sales decreased 4.1% in 1997 to $1,064.7 million from $1,110.6 million in 1996. In the Directory Advertising Services segment, advertising sales decreased 7.2% in 1997 compared to 1996. Sales from Bell Atlantic directories were 7.4% lower than in 1996 due to the rescheduling of publication dates of certain directories from 1997 into 1998. Sales from Cincinnati Bell decreased 22.9% as the Company did not sell advertising for the November 1997 directories due to the expiration of the sales agency contract, and sales from P-East were down 18.0% due to the sale of that business. These declines were partially offset by 7.3% growth in the Sprint markets, primarily in Las Vegas. Advertising sales from DonTech increased 1.3% in 1997 over 1996.

Publication Cycle Sales
The Company believes that an additional measurement of sales performance is the publication cycle method. This method calculates sales on the basis of the annual value of a directory according to its publication date regardless of when the advertising for that directory was sold. If a directory publication date changes from one year to the next, the prior year publication date is adjusted to conform to the present year to maintain comparability. In 1998, publication cycle sales were $990.0 million compared to $1,083.8 million in 1997. Sales in 1998 of $990.0 million were 2.0% lower than 1997 sales of

$1,010.0 million, after excluding 1997 sales of P-East of $73.8 million. After further excluding advertising sales related to the Company's changing Cincinnati operations, as noted above, advertising sales increased 2.0% from $960.0 million to $979.5 million in 1998. The increase was due to strong growth in the Sprint and DonTech markets.

Advertising sales from the Directory Advertising Services segment decreased 16.0% in 1998 compared to 1997. Excluding sales from P-East and sales related to the Company's changing Cincinnati operations, sales for 1998 were 0.3% higher than 1997. Strong growth of 7.0% in the Sprint markets was offset by a decline in sales in the Bell Atlantic markets of 2.2%. This decrease was driven primarily by lower sales in the New York City area (including Manhattan, Queens, Staten Island and Brooklyn).

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

Publication cycle sales of $1,083.8 million in 1997 were consistent with 1996 sales of $1,076.9 million. Sales from the Directory Advertising Services segment decreased approximately 1.3% as strong growth from the Sprint markets was offset by a decrease resulting from the expiration of the Cincinnati Bell contract and the sale of the P-East business during 1997. Sales from DonTech increased 4.3% over 1996 due to growth in the Chicago markets.

RESULTS OF OPERATIONS - 1998 VS. 1997

Revenues in 1998 of $169.1 million decreased 29.2% from $238.8 million in 1997. Excluding revenues from P-East ($78.0 million), 1998 revenues increased 5.2%, or $8.3 million. The increase was due to higher revenues from the Directory Advertising Services and Directory Publishing Services segments. The increase in Directory Advertising Services' revenues was due to strong growth in the Sprint markets of Nevada and Florida, partially offset by lower revenues in the Bell Atlantic and Cincinnati markets. The increase in Directory Publishing Services' revenues resulted from a new long-term contract with the purchaser of the Company's P-East business.

Operating expenses in 1998 of $123.1 million decreased 25.2% from $164.6 million in 1997; however, excluding the operating expenses of P-East in 1997 ($50.6 million), operating expenses increased 8.0%, or $9.1 million. This increase is primarily attributable to an increase in costs related to the new Buffalo operation, costs relating to the publication of the Company's first Cincinnati independent directory and higher information technology costs.

General and administrative expenses in 1998 of $28.4 million decreased 3.8% from $29.6 million in 1997, but excluding the general and administrative expenses of P-East ($8.6 million), general and administrative expenses increased 35.3%, or $7.4 million. This increase is due to increased costs related to being a stand-alone company, increased information technology spending and costs associated with the start-up of a Chinese joint venture with China Unicom (see - "Liquidity and Capital Resources").

Provision for bad debts of $8.5 million in 1998 decreased $9.8 million from 1997; however, excluding $7.1 million related to P-East, the provision decreased $2.7 million. This reduction is mainly attributable to lower Bell Atlantic revenues.

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

Net income in 1998 was $61.3 million, or $1.77 per diluted share compared to $84.7 million, or $2.48 per diluted share in 1997. As previously stated, management believes that the historical results are not indicative of the current operations as they include the results of businesses that have been sold by the Company and do not include the full year effect of certain costs and expenses that the Company has incurred as a result of its separation from Old D&B. If the historical results are adjusted to (i) exclude the operations of the P-East business, (ii) include the estimated additional general and administrative expenses associated with being a stand-alone company and (iii) assume the Debt was outstanding for all periods prior to the Distribution, net income for 1998 would have been $47.6 million or $1.38 per diluted share compared to $42.5 million or $1.24 per diluted share for 1997.

Directory Advertising Services Segment
Revenues from Directory Advertising Services consist of sales commissions from the Company's sales agency agreements and the billing value of advertisements sold from the Company's independent operation. Sales commission revenues from the Bell Atlantic and Sprint sales agency operations are recognized when an advertising contract is signed with a customer. Sales commission revenues from CenDon, for which CenDon is the publisher, are recognized when a directory is published. The Company does not record its share of the revenues of CenDon, but recognizes its share of the profits as Income from partnerships and related fees, a component of operating income. Revenues from the Company's independent operation are recognized when a directory is published. Revenues from Directory Advertising Services were $137.2 million in 1998 compared to $213.7 million in 1997. Excluding P-East revenues of $78.0 million, revenues increased 1.1% in 1998. Revenues from the Sprint markets were up 11.5%, but were offset by a 19.6% decrease in Cincinnati and a 2.3% decrease in the Bell Atlantic markets.

Operating income from Directory Advertising Services includes the revenues and direct costs incurred by these businesses plus an allocation of certain centralized operating and general and administrative costs not charged directly to the businesses. Operating income in 1998 for Directory Advertising Services was $32.1 million compared to $40.8 million in 1997. Excluding P-East operating income of $11.0 million in 1997, operating income increased 7.7% due to a 30.4% increase in the operating income from the Sprint markets, including CenDon, partially offset by lower operating income from Cincinnati and the Bell Atlantic business.

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

RESULTS OF OPERATIONS - 1997 VS. 1996

Revenues in 1997 were $238.8 million compared to $268.9 million in 1996. This decrease of 11.2% was primarily due to lower revenues from P-East due to the sale of the business in 1997 and lower revenues in Cincinnati due to the expiration of the Company's sales agency agreement in 1997. Revenues were also adversely affected by scheduling shifts in the publication schedules for certain Bell Atlantic directories.

Total expenses in 1997 of $234.5 million were consistent with the 1996 amount of $235.2 million. Expenses in 1997 related to P-East and P-West were $10.8 million lower than in 1996. However, offsetting this decrease was $4.0 million in start-up costs in 1997 associated with the Cincinnati independent directories and $5.7 million higher depreciation due to the completion of the Raleigh publishing facility.

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

Operating income in 1997 decreased $32.2 million, or 19.3%, compared to 1996. This decrease was primarily due to lower operating income due to the sale of P-East, lower income from partnerships from DonTech, the expiration of the Cincinnati Bell contract during 1997 and the decrease in Bell Atlantic revenues mentioned above.

The effective tax rate in 1997 was 41.1% compared to 43.8% in 1996. The higher tax rate in 1996 was due to a non-deductible capital loss for tax purposes related to the sale of the P-West business in 1996.

Directory Advertising Services Segment
Revenues from Directory Advertising Services decreased 12.5% to $213.7 million in 1997 compared to $244.2 million in 1996. This decrease was due to the sale of the P-East business and the rescheduling of certain Bell Atlantic directories in 1997, partially offset by higher revenues from the Sprint markets. Operating income from Directory Advertising Services decreased 36.1% in 1997 primarily due to the sale of the P-East business in 1997, additional start-up costs associated with the Cincinnati independent directories and the decrease in revenues from Bell Atlantic directories.

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

The Company's Y2K compliance program is divided into five major phases - (1) the assessment of all computer systems and software products (collectively the "Computer Systems") for Y2K compliance, (2) the remediation (i.e. conversion or modification) of each Computer System to be Y2K compliant, (3) the testing of the remediation to confirm that such remediation has not adversely impacted the operation of the Computer Systems, and that it can process dates in the year 2000 and beyond, (4) the implementation of the remediated Computer Systems into production and (5) certification of the remediation for Y2K compliance. The percentage of completion of each phase at the end of February 1999 is shown in the table below:

         Assessment.........................     100%
         Remediation........................     100%
         Testing............................      98%
         Implementation.....................      96%
         Certification......................      75%


In addition, it is possible that certain computer systems or software products with which the Company's computer systems, software, databases or other technology interface or are integrated with may not accept input of, store, manipulate and output dates in the year 2000 or thereafter without error or interruption. The Company has conducted a review of its computer systems to attempt to identify ways in which its systems could be affected by interface- or integration-related problems in correctly processing date information. The Company is communicating with those third parties with which it maintains business relationships to monitor and evaluate their progress in identifying and addressing their Y2K issues and assessing the potential impact, if any, to the Company. Currently, nothing has come to the Company's attention that would indicate that the Y2K compliance efforts of a major third party would have a material adverse effect on the Company's results of operations and financial condition. However, there can be no assurance that the Company will identify all interface- or integration-related or third party-related problems in advance of their occurrence, or that the Company will be able to successfully remedy problems that are discovered. The expenses of the Company's efforts to identify and address such problems, or the expenses and liabilities to which the Company may become subject to as a result of such problems, could have a material adverse effect on its results of operations and financial condition.

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

MARKET RISK SENSITIVE INSTRUMENTS

Interest Rate Risk
The Company is exposed to interest rate risk through its Credit Agreement, where it borrows at prevailing short-term variable rates. In order to manage its exposure to fluctuations in interest rates, the Company uses interest rate swap agreements which allow the Company to raise funds at floating rates and effectively swap them into fixed rates that are lower than those available to it if fixed rate borrowings were made directly. These derivative financial instruments are viewed by the Company as risk management tools that are entered into for hedging purposes only. The Company does not use derivative financial instruments for trading or speculative purposes. A discussion of the Company's accounting policies for derivative financial instruments is included in Note 2 - Summary of Significant Accounting Policies, and further disclosure relating to financial instruments is included in Note 12 - Financial Instruments.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK


The requirements of this Item are discussed in Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA




                          INDEX TO FINANCIAL STATEMENTS

                                                                                                        Page
                                                                                                        ----
R.H. DONNELLEY CORPORATION

Report of Independent Accountants................................................................         18
Consolidated Statements of Operations for the three years ended December 31, 1998................         19
Consolidated Balance Sheets at December 31, 1998 and 1997........................................         20
Consolidated Statements of Cash Flows for the three years ended December 31, 1998................         21
Consolidated Statement of Changes in Shareholders' Equity (Deficit)
    for the three years ended December 31, 1998..................................................         22
Notes to Consolidated Financial Statements.......................................................         23



DONTECH

Report of Independent Accountants................................................................         38
Combined Statements of Operations for the three years ended December 31, 1998....................         39
Combined Balance Sheets at December 31, 1998 and 1997............................................         40
Combined Statements of Cash Flows for the three years ended December 31, 1998....................         41
Combined Statements of Partners' Capital for the three years ended December 31, 1998.............         42
Notes to Combined Financial Statements...........................................................         43

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

As indicated in Note 2, the consolidated balance sheets at December 31, 1998 and 1997 and the related consolidated statements of operations, shareholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 1998 have been restated.




                                        /s/ PRICEWATERHOUSECOOPERS LLP



New York, New York
February 19, 1999, except for the restatement paragraph in Note 2, as to which the date is July 27, 1999

                           R.H. DONNELLEY CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                              YEARS ENDED DECEMBER 31,
                                                                              -----------------------------------------------------
                                                                               1998 (1)             1997 (1)              1996 (1)
                                                                              --------             --------              --------
(in thousands, except per share data)

Revenues ........................................................             $ 169,090             $ 238,823             $ 268,937

Expenses
  Operating expenses ............................................               123,146               164,636               170,168
  General and administrative expenses ...........................                28,447                29,576                30,999
  Provision for bad debts .......................................                 8,538                18,382                17,828
  Depreciation and amortization .................................                19,578                21,930                16,229
                                                                              ---------             ---------             ---------
     Total expenses .............................................               179,709               234,524               235,224

Income from partnerships and related fees .......................               135,854               130,171               132,945
                                                                              ---------             ---------             ---------

     Operating income ...........................................               125,235               134,470               166,658

Interest expense, net ...........................................                23,141                    --                    --

Gain (loss) on dispositions .....................................                    --                 9,412               (28,500)
                                                                              ---------             ---------             ---------

     Income before provision for income taxes ...................               102,094               143,882               138,158

Provision for income taxes ......................................                40,826                59,139                60,513
                                                                              ---------             ---------             ---------

     Net income .................................................             $  61,268             $  84,743             $  77,645
                                                                              =========             =========             =========

Earnings per share
     Basic ......................................................             $    1.79             $    2.48             $    2.28
                                                                              =========             =========             =========
     Diluted ....................................................             $    1.77             $    2.48             $    2.28
                                                                              =========             =========             =========

Shares used in computing earnings per share
     Basic ......................................................                34,237                34,153                34,003
                                                                              =========             =========             =========
     Diluted ....................................................                34,522                34,213                34,058
                                                                              =========             =========             =========




               The accompanying notes are an integral part of the
                       consolidated financial statements.

(1)   Restated - see Note 2 to the consolidated financial statements.

                           R.H. DONNELLEY CORPORATION

                           CONSOLIDATED BALANCE SHEETS

                                                                                                            DECEMBER 31,
                                                                                               ----------------------------------
                                                                                                1998 (1)                 1997 (1)
                                                                                               --------                  --------
(in thousands, except share and per share data)
                                     ASSETS
CURRENT ASSETS:
  Cash and cash equivalents ..................................................                 $   2,302                  $      32
  Accounts receivable:
    Billed ...................................................................                     6,941
                                                                                                                              5,208
    Unbilled .................................................................                    63,392                     68,483
    Other ....................................................................                     8,712
                                                                                                                              4,562
    Allowance for doubtful accounts ..........................................                    (4,503)                    (3,295)
                                                                                               ---------                  ---------
     Total accounts receivable--net ..........................................                    74,542                     74,958
  Deferred contract costs ....................................................                    10,746                     10,973
  Other current assets .......................................................                     4,278                        388
                                                                                               ---------                  ---------
     Total current assets ....................................................                    91,868                     86,351

  Property and equipment--net ................................................                    21,077                     25,460
  Computer software--net .....................................................                    33,523                     37,546
  Partnership investments and related receivables ............................                   216,482                    218,620
  Other non-current assets ...................................................                    22,891                      9,530
                                                                                               ---------                  ---------

     Total Assets ............................................................                 $ 385,841                  $ 377,507
                                                                                               =========                  =========

                 LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
  Accounts payable ...............................................................             $   1,654                  $   1,395
  Accrued and other current liabilities ..........................................                67,360                     56,159
  Current portion of long-term debt ..............................................                 4,125                         --
                                                                                               ---------                  ---------
     Total current liabilities ...................................................                73,139                     57,554

  Long-term debt .................................................................               464,500                         --
  Deferred income taxes ..........................................................                50,909                     34,456
  Postretirement and postemployment benefits .....................................                 9,648                     12,920
  Other liabilities ..............................................................                12,415                     16,770


Commitments and contingencies

SHAREHOLDERS' EQUITY (DEFICIT):
  Preferred stock, par value $1 per share,
    authorized--10,000,000 shares, outstanding -- none ...........................                      --                       --
  Common stock, par value $1 per share, authorized--
    400,000,000 shares; issued--51,621,894 and 51,967,121
    shares for 1998 and 1997, respectively .......................................                  51,622                   51,967
  Additional paid-in capital .....................................................                     274                       --
  Retained earnings (deficit) ....................................................                (258,594)                 221,694
  Treasury stock, at cost, 17,419,739 and 17,853,652
    shares for 1998 and 1997, respectively .......................................                 (18,072)                 (17,854)
                                                                                                 ---------                ---------
     Total shareholders' equity (deficit) ........................................                (224,770)                 255,807
                                                                                                 ---------                ---------

     Total Liabilities and Shareholders' Equity (Deficit) ........................               $ 385,841                $ 377,507
                                                                                                 =========                =========


         The accompanying notes are an integral part of the consolidated financial statements.

(1)   Restated - see Note 2 to the consolidated financial statements.

                           R.H. DONNELLEY CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                       YEARS ENDED DECEMBER 31,
                                                                           ---------------------------------------------
                                                                            1998 (1)         1997 (1)            1996 (1)
                                                                           ---------         --------            --------
(in thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income...........................................................     $ 61,268         $ 84,743           $ 77,645
  Reconciliation of net income to net cash
   provided by operating activities:
    Depreciation and amortization......................................       19,578           21,930             16,229
    Amortization of deferred financing costs...........................          793               --                 --
    Provision for doubtful accounts....................................        8,538           18,382             17,828
    (Gain) loss from sale of business..................................           --           (9,412)            28,500
    Cash received (less than) in excess of
      income from partnerships.........................................       (1,061)          10,930            (18,593)
    Loss on sale of property and equipment.............................           --            1,551                724
    (Increase) decrease in accounts receivable.........................       (8,122)          16,566             (8,882)
    Decrease (increase) in deferred contract costs.....................          227           (7,428)            (8,364)
    (Increase) decrease in other assets................................       (5,223)           1,806              4,090
    Increase (decrease) in accounts payable,
      accrued and other current liabilities............................       12,908          (39,100)           (27,125)
    Increase (decrease) in other liabilities...........................        8,826             (314)            18,486
                                                                            --------         --------           --------
     Net cash provided by operating activities.........................       97,732           99,654            100,538

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of business.......................................           --          122,000             21,368
  Additions to property and equipment..................................       (5,207)          (9,078)           (15,965)
  Additions to computer software.......................................       (7,443)          (7,190)           (21,859)
                                                                            --------         --------           --------
     Net cash (used in) provided by investing activities...............      (12,650)         105,732            (16,456)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from long-term borrowings...............................      490,408               --                 --
  Repayment of debt....................................................      (31,375)              --                 --
  Net distributions to Old D&B.........................................     (529,306)        (205,414)           (85,466)
  Purchase of treasury stock...........................................       (1,017)              --                 --
  Payment of dividend..................................................      (12,016)              --                 --
  Other, net...........................................................          494               --                 --
                                                                            --------         --------           --------
     Net cash used in financing activities.............................      (82,812)        (205,414)           (85,466)
                                                                            --------         --------           --------

     Increase (decrease) in cash and cash equivalents..................        2,270              (28)            (1,384)

Cash and cash equivalents, beginning of year...........................           32               60              1,444
                                                                            --------         --------           --------

Cash and cash equivalents, end of year.................................    $   2,302      $        32        $        60
                                                                            ========         ========           ========


               The accompanying notes are an integral part of the consolidated financial statements.

(1)   Restated - see Note 2 to the consolidated financial statements.

                           R.H. DONNELLEY CORPORATION

      CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)

                                                                                                                          Total
                                                                                            Retained                   Shareholders
                                                               Common         Paid-in       Earnings      Treasury         Equity
                                                               Stock          Capital     (Deficit) (1)     Shares     (Deficit) (1)
                                                               -----          -------     -------------     ------     -------------

(in thousands, except per share data)

Balance, January 1, 1996 as previously reported .........     $  52,910      $      --      $ 352,687      $ (19,032)     $ 386,565
Prior period adjustment - See Note 2 ....................                                      (2,266)                       (2,266)
                                                              ---------      ---------      ---------      ---------      ---------
Balance January 1, 1996 as restated .....................        52,910             --        350,421        (19,032)       384,299

Net income ..............................................                                      77,645                        77,645
Net distribution to Old D&B .............................                                     (85,466)                      (85,466)
Net change due to treasury stock activity ...............        (1,136)                         (283)         1,419             --
                                                                             ---------      ---------      ---------      ---------
Balance, December 31, 1996 ..............................        51,774             --        342,317        (17,613)       376,478

Net income ..............................................                                      84,743                        84,743
Net distribution to Old D&B .............................                                    (205,414)                     (205,414)
Net change due to treasury stock activity ...............           193                            48           (241)            --
                                                              ---------      ---------      ---------      ---------      ---------
Balance, December 31, 1997 ..............................        51,967             --        221,694        (17,854)       255,807

Net income ..............................................                                      61,268                        61,268
Dividends paid ($0.35 per share) ........................                                     (12,016)                      (12,016)
Net distribution to Old D&B .............................                                    (529,306)                     (529,306)
Net change due to treasury stock activity
    prior to the Distribution ...........................          (345)           274           (234)           799            494
Purchase of treasury shares .............................                                                     (1,017)        (1,017)
                                                              ---------      ---------      ---------      ---------      ---------
Balance, December 31, 1998 ..............................     $  51,622      $     274      $(258,594)     $ (18,072)     $(224,770)
                                                              =========      =========      =========      =========      =========







         The accompanying notes are an integral part of the consolidated financial statements.


(1)   Restated - see Note 2 to the consolidated financial statements.

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

Prior to July 1, 1998, the Company operated as part of The Dun & Bradstreet Corporation ("Old D&B"). On December 17, 1997, the Board of Directors of Old D&B approved in principle a plan to separate into two publicly traded companies - R.H. Donnelley Corporation and The New Dun & Bradstreet Corporation ("New D&B"). The distribution ("Distribution") was the method by which Old D&B distributed to its shareholders shares of New D&B common stock. On July 1, 1998, as part of the Distribution, Old D&B distributed to its shareholders shares of New D&B stock. In connection with the Distribution, Old D&B changed its name to R.H. Donnelley Corporation. After the Distribution, the Company's only operating subsidiary is R.H. Donnelley Inc. ("Donnelley"). Therefore, on a consolidated basis, the financial statements of the Company and Donnelley are substantially identical.

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

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Restatement. The Company's financial statements for the three years ended December 31, 1998 have been restated to reflect a change in the recording of revenues for certain directories in the Sprint relationship. For certain Sprint directories, the Company earns both revenue from commissions on the sale of directory advertising, and a share of income from the CenDon partnership. Previously, sales commission revenues from these directories, including the semi-annual Las Vegas directory, were recorded in July and December. However, the Company's share of income from the partnership, which publishes the directories, was recorded in July and January when the directories were published. To be consistent, the Company conformed the interim and year-end accounting to record the sales commission revenue and its share of income from the partnership in July and January. The change impacted the previously reported results for the first and fourth quarters and had a minimal impact on the annual results. The effect of the restatement on the previously reported quarterly results for 1998 and 1997 and the full year impact for each of the three years ended December 31, 1998 is as follows:


                                    First Quarter             Fourth Quarter            Full Year
                                  --------------------       -------------------    --------------------
                                     As         As             As         As           As         As
                                  Reported    Restated       Reported   Restated     Reported   Restated
                                  --------    --------       --------   --------     --------   --------
1998
Revenue                            $24,344    $33,871         $54,259    $43,834     $169,988   $169,090
Operating income                    20,245     25,024          23,305     18,020      125,741    125,235
Net income                          12,147     15,015           8,121      4,961       61,560     61,268
EPS-Basic                             0.36       0.44            0.24       0.15         1.80       1.79
EPS-Diluted                           0.35       0.44            0.24       0.14         1.78       1.77

1997
Revenue                             20,207     28,692          96,465     86,938      239,865    238,823
Operating income                    (2,290)     2,220          80,407     75,628      134,739    134,470
Net income                          (1,374)     1,332          52,306     49,438       84,905     84,743
EPS-Basic                           (0.04)       0.04            1.53       1.45         2.49       2.48
EPS-Diluted                         (0.04)       0.04            1.53       1.45         2.48       2.48

1996
Revenue                                                                               270,029    268,937
Operating income                                                                      167,442    166,658
Net income                                                                             78,085     77,645
EPS-Basic                                                                                2.30       2.28
EPS-Diluted                                                                              2.29       2.28



Balance Sheet Data:                               1998                     1997
                                           --------------------       -----------------
                                              As         As             As         As
                                           Reported   Restated       Reported   Restated
                                           --------   --------       --------   --------
Total Assets                              $ 391,126   $ 385,841      $382,286   $377,507
Shareholders' (Deficit) Equity             (221,610)   (224,770)      258,675    255,807



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

                                                                     1998         1997         1996
                                                                     ----         ----         ----
                                                                             (in thousands)
Weighted average shares outstanding - basic.....................     34,237      34,153       34,003
Effect of potentially dilutive stock options as of year end.....        285          60           55
                                                                     ------      ------       ------
Weighted average shares outstanding - assuming dilution.........     34,522      34,213       34,058
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

4.  PARTNERSHIPS

DonTech. In 1991, the Company formed a general partnership with an operating unit of Ameritech, the DonTech Partnership ("DonTech I"). Prior to August 1997, DonTech I published various directories, solicited advertising, and manufactured and delivered directories in Illinois and northwest Indiana. Under this agreement, the Company's share in the profits of DonTech I was 54% in 1996 and 53% during 1997. In August 1997, the Company signed a series of agreements with Ameritech changing the structure of the existing partnership. A new partnership was formed ("DonTech") appointing DonTech the exclusive sales agent in perpetuity for yellow pages directories published by Ameritech in Illinois and northwest Indiana. Under the new sales agency partnership, DonTech performs the advertising sales function for the directories and earns a commission while Ameritech serves as the publisher. The Company has a 50% interest in the profits of DonTech. The Company also receives direct fees ("Revenue Participation"), from an operating unit of Ameritech, which are tied to advertising sales.

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

The Company also provides sales and publishing services to CenDon. The partnership is billed upon the publication of each directory based on a contractual rate for sales and is billed pro rata during the year for publishing services based on a contractual fee. Sales commissions and publishing services revenue for the Company from CenDon were $37,507, $34,084, and $31,166 for 1998, 1997 and 1996, respectively.

5.  PROPERTY AND EQUIPMENT

Property and equipment at December 31, 1998 and 1997, consisted of the following:

                                                                              1998             1997
                                                                              ----             ----

Computer equipment.....................................................     $ 40,143         $ 35,587
Machinery and equipment................................................        5,365            4,949
Furniture and fixtures.................................................        8,082            7,928
Leasehold improvements.................................................        7,121            7,121
                                                                            --------         --------
     Total cost........................................................       60,711           55,585
Less accumulated depreciation..........................................       39,634           30,125
                                                                            --------         --------
     Net property and equipment........................................     $ 21,077         $ 25,460
                                                                            ========         ========

6.  COMPUTER SOFTWARE

Computer software costs capitalized at December 31, 1998 and 1997, consisted of the following:

                                                                              1998             1997
                                                                              ----             ----
Computer software, at cost.............................................     $ 60,253         $ 52,784
Less accumulated amortization..........................................       26,730           15,238
                                                                            --------         --------
     Net computer software.............................................     $ 33,523         $ 37,546
                                                                            ========         ========


Amortization expense charged to earnings was $10,017 in 1998 and $9,789 in 1997.

7.  LONG-TERM DEBT AND CREDIT FACILITIES

Long-term debt at December 31, 1998 consisted of the following:

                                                                              1998
                                                                              ----

Senior subordinated 9.125% Notes.......................................    $ 150,000
Senior secured term facilities.........................................      298,875
Senior revolving credit facility.......................................       19,750
                                                                           ---------
     Total.............................................................      468,625
Less current portion                                                           4,125
                                                                           ---------
     Net long-term debt................................................    $ 464,500
                                                                           =========


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

Aggregate maturities of long-term debt are:

       1999............................................................     $  4,125
       2000............................................................        9,750
       2001............................................................       15,375
       2002............................................................       19,125
       2003............................................................       24,750
       Thereafter......................................................      395,500
                                                                            --------
         Total.........................................................     $468,625
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

The approximate minimum rental payments applicable to noncancelable operating leases at December 31, 1998, are:

       1999............................................................     $  7,994
       2000............................................................        7,397
       2001............................................................        5,808
       2002............................................................        5,909
       2003............................................................        5,876
       Thereafter......................................................       23,588
                                                                            --------
         Total.........................................................     $ 56,572
                                                                            ========



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

Certain tax planning strategies entered into by Old D&B are currently subject to review by tax authorities. The Internal Revenue Service (the "IRS") is currently reviewing Old D&B's utilization of certain capital losses during 1989 and 1990. While the IRS has not issued a formal assessment with respect to these transactions, the IRS has assessed other companies that had entered into similar types of transactions. If an assessment is made and should the IRS prevail, the total cash obligation to the IRS at December 31, 1998, would approximate $500 million for taxes and accrued interest. Pursuant to a series of agreements, IMS Health Incorporated ("IMS") and Nielsen Media Research, Inc. ("NMR") (both of which are former subsidiaries of Old D&B) are each jointly and severally liable to pay 50%, and Old D&B is liable for the remaining 50% of any payments for taxes and accrued interest arising from this matter and certain other potential tax liabilities after Old D&B pays the first $137 million. As explained above, as the result of the form of the Distribution, the Company is the legal entity and the taxpayer referred to herein as Old D&B. However, New D&B, pursuant to the terms of the Distribution Agreement and the Tax Allocation Agreement, executed in connection with the Distribution, has assumed and will indemnify the Company and Donnelley against any payments to be made by the Company or Donnelley in respect of any tax liability that may be assessed and any costs and expenses relating thereto including any ongoing legal fees. Accordingly, management believes that such tax liabilities and the costs and expenses relating thereto will have no impact on the consolidated financial position of the Company. Management further believes that New D&B, IMS and NMR have sufficient financial resources to satisfy all such liabilities and to reimburse the Company for all costs and expenses relating thereto.

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

A summary of the funded status of the benefit plans at December 31, 1998 is as follows:

                                                                                         Retirement Plans             Postretirement
                                                                                    Qualified          SEBP/PBEP            Plan
                                                                                    ---------          ---------          ---------
CHANGE IN BENEFIT OBLIGATION
Benefit obligation, July 1, 1998 ..........................................          $ 40,064           $  1,354           $  6,100
Service cost ..............................................................             1,160                208                240
Interest cost .............................................................             1,401                 48                200
Plan participant contributions ............................................                --                 --                 10
Actuarial loss ............................................................               974                 65                270
Benefits paid .............................................................               (25)                --                (60)
                                                                                     --------           --------           --------
     Benefit obligation at December 31, 1998 ..............................            43,574              1,675              6,760
                                                                                     --------           --------           --------

CHANGE IN PLAN ASSETS
Fair value of plan assets, July 1, 1998 ...................................            60,925                 --                 --
Return on plan assets .....................................................             2,476                 --                 --
Employer contributions ....................................................                --                 --                 50
Plan participant contributions ............................................                --                 --                 10
Benefits paid .............................................................               (25)                --                (60)
                                                                                     --------           --------           --------
     Fair value of plan assets at December 31, 1998 .......................            63,376                 --                 --
                                                                                     --------           --------           --------

Funded status of plans ....................................................            19,802             (1,675)            (6,760)
Unrecognized net (gain) loss ..............................................            (6,411)               484                710
Unrecognized prior service costs ..........................................               299                136                (80)
Unrecognized transition (asset) obligation ................................              (954)                 4                 --
                                                                                     --------           --------           --------
     Prepaid (accrued) benefit cost .......................................          $ 12,736           $ (1,051)          $ (6,130)
                                                                                     ========           ========           ========

The net periodic benefit (income) cost of the benefit plans for the six months ended December 31, 1998 is as follows:

Service cost ..............................................................          $  1,160           $    208           $    240
Interest cost .............................................................             1,401                 48                200
Return on plan assets .....................................................            (2,476)                --                 --
Net amortization and deferral .............................................              (228)                34                (60)
                                                                                     --------           --------           --------
     Net periodic benefit (income) expense ................................          $   (143)          $    290           $    380
                                                                                     ========           ========           ========



The following assumptions were used in determining the benefit obligation and net periodic pension cost:


Weighted average discount rate.........................................        6.75%              6.75%            6.75%
Rate of increase in future compensation................................        3.91%              3.91%            3.91%
Expected return on plan assets.........................................        9.75%                 --               --



For measurement purposes, a 6.5% annual rate of increase in the per capita cost of covered healthcare benefits was assumed for 1999. The rate was assumed to decrease gradually to 5.0% through 2021 and remain at that level thereafter. Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one percentage point change in the assumed health care cost trend rates would have the following effects:

                                                                               One percentage-           One percentage-
                                                                               point increase            point decrease
                                                                               --------------            --------------
Effect on benefit obligation at end of period..........................               $590                     $(540)
Effect on total service and interest costs.............................              $  40                   $  (30)


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

                                                                               1998                   1997                   1996
                                                                            ----------             ----------             ----------
Net income
     As reported ..............................................             $   61,268             $   84,743             $   77,645
     Pro forma ................................................                 59,809                 84,380                 77,404
Basic earnings per share of common stock
     As reported ..............................................             $     1.79             $     2.48             $     2.28
     Pro forma ................................................                   1.75                   2.47                   2.28
Diluted earnings per share of common stock
     As reported ..............................................             $     1.77             $     2.48             $     2.28
     Pro forma ................................................                   1.73                   2.47                   2.27


The pro-forma disclosures shown are not representative of the effects on income and earnings per share in future years.

The fair value of stock options used to compute the Company's pro forma income disclosures is the estimated present value at grant date using the Black-Scholes option-pricing model with the following weighted average assumptions:

                                                                                1998                 1997                      1996
                                                                             -------              -------                   -------
Dividend yield ............................................                        0%                 3.3%                      4.5%
Expected volatility .......................................                       35%                  20%                       15%
Risk-free interest rate ...................................                     5.46%                5.73%                     6.04%
Expected holding period ...................................                  4.7 years            4.5 years                4.9 years


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

Changes in stock options for the three years ended December 31, 1998, are summarized as follows:

                                                                                           Weighted Average
                                                                             Shares       Exercise Price ($)
                                                                             ------       ------------------

Options outstanding, December 31, 1995.................................       78,468           280.35
     Granted...........................................................           --               --
     Exercised.........................................................      (10,427)          259.95
     Surrendered or expired............................................       (1,607)          285.90
                                                                            --------

Options outstanding, October 31, 1996..................................       66,434           283.40
Options converted, November 1, 1996....................................      175,227           107.40
     Granted...........................................................       94,861           114.35
     Exercised.........................................................       (1,811)          104.75
     Surrendered or expired............................................       (3,163)          110.60
                                                                            --------

Options outstanding, December 31, 1996.................................      265,114           109.85
     Granted...........................................................       75,798           149.75
     Exercised.........................................................      (35,013)          102.25
     Surrendered or expired............................................      (23,882)          114.35
                                                                            --------

Options outstanding, December 31, 1997.................................      282,017           121.15
     Granted...........................................................        1,808           159.53
     Exercised.........................................................      (16,436)          108.36
     Surrendered or expired............................................      (25,992)          126.71
                                                                            --------

Options outstanding, June 30, 1998.....................................      241,397           123.76
Options converted, July 1, 1998........................................    2,473,354            12.08
     Granted...........................................................    2,043,250            15.31
     Exercised.........................................................      (12,868)           10.89
     Surrendered or expired............................................     (118,743)           12.65
                                                                          ----------

Options outstanding, December 31, 1998.................................    4,384,993            13.55
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

The following table summarizes information about stock options outstanding at December 31, 1998:

                                     Stock Options Outstanding                    Stock Options Exercisable
                            -----------------------------------------             -------------------------

                                                 Weighted Average
                                                 ----------------                                 Weighted
                                            Remaining                                              Average
    Range of                               Contractual       Exercise                             Exercise
 Exercise Prices            Shares             Life            Price                Shares          Price
 ---------------            ------             ----            -----                ------          -----
$ 7.67 - $ 11.79            1,635,163        6.3 years          $10.89            1,267,553         $ 10.80
  $12.08-$15.78             2,749,830        9.4 years          $15.13              189,057          $14.63
                            ---------                                             ---------

                            4,384,993                                             1,456,610
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

11.  INCOME TAXES

Provision for income taxes consisted of:

                                                                              1998          1997            1996
                                                                              ----          ----            ----
Current tax provision
     U.S. Federal......................................................    $ 31,006       $ 63,519        $ 28,290
     State and local...................................................       7,020          8,660          15,675
                                                                           --------       --------        --------
     Total current tax provision.......................................      38,026         72,179          43,965

Deferred tax provision (benefit)
     U.S. Federal......................................................       2,261        (15,777)         19,347
     State and local...................................................         539          2,734          (2,799)
                                                                           --------       --------        --------
     Total deferred tax provision (benefit)............................       2,800        (13,043)         16,548
                                                                           --------       --------        --------
Provision for income taxes.............................................    $ 40,826       $ 59,139        $ 60,513
                                                                           ========       ========        ========


The following table summarizes the significant differences between the U.S. Federal statutory tax rate and the Company's effective tax rate for financial statement purposes.

                                                                                        1998               1997               1996
                                                                                       ------             ------             ------
Statutory Federal tax rate ................................................              35.0%              35.0%              35.0%
State and local taxes, net of U.S. Federal tax benefit ....................               4.7                5.1                6.0
Non-deductible capital losses .............................................                --                 --                2.8
Non-deductible expense ....................................................               0.3                1.0                 --
                                                                                         ----               ----               ----
Effective tax rate ........................................................              40.0%              41.1%              43.8%
                                                                                         ====               ====               ====



Deferred tax assets and liabilities consisted of the following at December 31,

                                                                              1998             1997
                                                                              ----             ----
Deferred tax assets
     Postretirement benefits ..........................................    $   2,648        $   4,288
     Postemployment benefits...........................................          782            3,210
     Reorganization and restructuring costs............................          413              937
     Bad debts.........................................................        2,119            1,606
     Intangibles.......................................................           --            2,571
     Various accrued liabilities.......................................       11,572           15,535
                                                                            --------         --------
     Total deferred tax asset..........................................       17,534           28,147
                                                                            --------         --------

Deferred tax liabilities
     Revenue recognition...............................................       50,670           45,160
     Pension...........................................................        5,117            3,812
     Property and equipment............................................          152              829
     Intangibles.......................................................          309               --
     Capitalized project costs.........................................       12,195           12,802
                                                                            --------         --------
     Total deferred tax liabilities....................................       68,443           62,603
                                                                            ---------        --------
Net deferred tax liability.............................................     $ 50,909         $ 34,456
                                                                            ========         ========


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


1998
                                              Directory                           Directory
                                             Advertising       DonTech           Publishing
                                               Services        Partnership         Services        Other
                                               --------        -----------         --------        ------
Advertising  sales (unaudited) (1)
  Calendar cycle ........................      $562,375          $429,200                --             --
  Publication cycle .....................       586,884           403,100                --             --
Revenues ................................       137,172                --          $ 32,711             --
Income from partnerships and related fees        15,767           120,087                --             --
EBITDA (3) ..............................        38,094           120,087             3,348       $(16,716)
Depreciation and amortization ...........         6,009                --             6,344          7,225
Operating income (loss) .................        32,085           120,087            (2,996)       (23,941)
Total assets ............................       119,081           198,848            21,948         45,964


1998

                                             Totals Before
                                             Reconciling       Reconciling         Consolidated
                                                 Items            Items (2)            Totals
                                                 -----            ---------            ------
Advertising  sales (unaudited) (1)
  Calendar cycle ........................       $991,575                 --           $991,575
  Publication cycle .....................        989,984                 --            989,984
Revenues ................................        169,883           $   (793)           169,090
Income from partnerships and related fees        135,854                 --            135,854
EBITDA (3) ..............................        144,813                 --            144,813
Depreciation and amortization ...........         19,578                 --             19,578
Operating income (loss) .................        125,235                 --            125,235
Total assets ............................        385,841                 --            385,841

1997

                                                Directory                        Directory
                                              Advertising        DonTech        Publishing
                                               Services        Partnership       Services
                                               --------       -----------        --------
Advertising sales (unaudited) (1)
  Calendar cycle ........................     $  656,145      $  408,600               --
  Publication cycle .....................        698,318         385,500               --
Revenues ................................        213,732              --       $   34,984
Income from partnerships and related fees         13,943         116,228               --
EBITDA (3) ..............................         47,492         116,228            2,272
Depreciation and amortization ...........          6,741              --            6,895
Operating income (loss) .................         40,751         116,228           (4,623)
Total assets ............................        119,913         203,589           23,551



1997

                                                               Totals Before
                                                                 Reconciling      Reconciling     Consolidated
                                                  Other             Items          Items (2)          Totals
                                                  ------            -----          ---------          ------
Advertising sales (unaudited) (1)
  Calendar cycle ........................             --         $1,064,745              --       $1,064,745
  Publication cycle .....................             --          1,083,818              --        1,083,818
Revenues ................................             --            248,716       $  (9,893)         238,823
Income from partnerships and related fees             --            130,171              --          130,171
EBITDA (3) ..............................     $   (9,592)           156,400              --          156,400
Depreciation and amortization ...........          8,294             21,930              --           21,930
Operating income (loss) .................        (17,886)           134,470              --          134,470
Total assets ............................         30,454            377,507              --          377,507



1996

                                                 Directory                       Directory
                                               Advertising       DonTech         Publishing
                                                 Services       Partnership       Services
                                                 --------       -----------        --------

Advertising sales (unaudited) (1)
  Calendar cycle ........................       $  707,097       $  403,500               --
  Publication cycle .....................          707,337          369,600               --
Revenues                                           244,242               --       $   34,800
Income from partnerships and related fees           11,591          121,354               --
EBITDA (3) .............................            67,975          121,354            2,208
Depreciation and amortization ..........             4,169               --            4,507
Operating income (loss) ................            63,806          121,354           (2,299)
Total assets ...........................           221,718          215,373           28,317


1996

                                                                   Totals Before
                                                                     Reconciling       Reconciling      Consolidated
                                                   Other                Items           Items (2)           Totals
                                                   ------               -----           ---------           ------

Advertising sales (unaudited) (1)
  Calendar cycle ........................              --             $1,110,597                --         $1,110,597
  Publication cycle .....................              --              1,076,937                --          1,076,937
Revenues                                               --                279,042        $  (10,105)           268,937
Income from partnerships and related fees              --                132,945                --            132,945
EBITDA (3) .............................         $ (8,650)               182,887                --            182,887
Depreciation and amortization ..........            7,553                 16,229                --             16,229
Operating income (loss) ................          (16,203)               166,658                --            166,658
Total assets ...........................           32,275                497,683               --           497,683



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

The Directory Advertising Services segment information above includes data relating to the P-East and P-West businesses sold in 1997 and 1996, respectively. The amounts related to these businesses are as follows:

                                                                              1997             1996
                                                                              ----             ----
Advertising sales (unaudited)
     Calendar .........................................................     $ 73,753         $ 89,939
     Publication ......................................................       73,753           89,939
Revenues...............................................................       77,979           97,263
Income from partnership and related fees...............................        1,724            1,710
EBITDA.................................................................       11,817           19,910
Depreciation and amortization..........................................          848            1,323
Operating income.......................................................       10,969           18,587
Total assets...........................................................           --           80,962

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

14.  VALUATION AND QUALIFYING ACCOUNTS


                                                                        Additions
                                                        Balance at      Charged to                           Balance at
                                                       Beginning of      Cost and                              End of
               Description                               Period           Expenses        Deductions (1)       Period
               -----------                               ------           --------        --------------       ------
ALLOWANCE FOR DOUBTFUL ACCOUNTS:
For the year ended December 31, 1998................   $  3,295            8,538              7,330          $ 4,503
For the year ended December 31, 1997................   $ 10,979           18,382             26,066          $ 3,295
For the year ended December 31, 1996................   $ 20,886           17,828             27,735          $10,979



(1) Includes accounts written off and amounts related to businesses sold during the year. The amount of allowance for doubtful accounts related to businesses sold for 1997 and 1996 were $6,658 and $6,432, respectively.

15.  QUARTERLY INFORMATION (UNAUDITED)

The quarterly results below have been restated from the amounts previously reported. See Note 2 to the consolidated financial statements.

                                                                Three Months Ended
                                          ---------------------------------------------------------------------
                                                                                                                         Full
                                       March 31           June 30          September 30           December 31            Year
                                          --------           -------          ------------           -----------         ----
1998
Revenues..............................      $33,871         $37,994              $53,391              $43,834           $169,090
Operating income......................       25,024          39,136               43,055               18,020            125,235
Net income............................       15,015          21,673               19,619                4,961             61,268
Earnings per share data:
     Basic............................       $ 0.44          $ 0.63               $ 0.57               $ 0.15             $ 1.79
     Diluted..........................       $ 0.44          $ 0.63               $ 0.57               $ 0.14             $ 1.77


                                                                Three Months Ended
                                          ----------------------------------------------------------------------
                                                                                                                         Full
                                          March 31           June 30          September 30           December 31         Year
                                          --------           -------          ------------           -----------         ----
1997
Revenues...............................     $28,692         $60,465              $62,728              $86,938           $238,823
Operating income.......................        2,220           9,789               46,833               75,628            134,470
Net income.............................        1,332           5,873               28,100               49,438             84,743
Earnings per share data:
     Basic.............................       $ 0.04          $ 0.17               $ 0.82               $ 1.45             $ 2.48
     Diluted...........................       $ 0.04          $ 0.17               $ 0.82               $ 1.45             $ 2.48


The 1997 quarterly results were affected by an imbalance in the publication dates of various directories in the DonTech markets in which a majority of the directories were published in the fourth quarter. By the end of 1998, DonTech had rescheduled the publication of the directories in these markets to more evenly distribute the publication dates throughout the year. As a result, the Company anticipates that its quarterly results should be more in line with 1998 trends, after adjusting for the impact of additional general and administrative expenses associated with being an independent public company and a full year of interest expense. The full year earnings per share amount may not equal the sum of the quarters due to changes in the average share calculations and rounding.

                        REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors and
Partners of DonTech I and DonTech II

In our opinion, the accompanying combined balance sheets and the related combined statements of operations, partners' capital, and cash flows present fairly, in all material respects, the combined financial position of AM-DON (doing business as "DonTech" and hereafter referred to as "DonTech I") and the DonTech II Partnership ("DonTech II") at December 31, 1998 and 1997, and the combined results of their operations and their cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles. These financial statements are the responsibility of the management of DonTech I and DonTech II; our responsibility is to express an opinion on these combined financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.







                                             /s/ PRICEWATERHOUSECOOPERS LLP

Chicago, Illinois
January 8, 1999

                                     DONTECH

                        COMBINED STATEMENTS OF OPERATIONS

                                                                                     YEAR ENDED DECEMBER 31,
                                                                           ---------------------------------------
                                                                           1998              1997           1996
                                                                           ----              ----           ----
(in thousands)
Sales..................................................................    $286,931       $503,912        $459,083
Less allowances........................................................      30,731         77,788          50,202
                                                                           --------       --------       ---------
     Net sales.........................................................     256,200        426,124         408,881
Expenses
  Selling..............................................................      68,235         52,927          33,060
  Telephone company fees...............................................       2,021         83,210          83,532
  Printing and manufacturing...........................................      14,036         39,085          35,221
  Compilation..........................................................       3,384          8,888           9,067
  Delivery.............................................................       1,074          7,703           7,316
  Administrative.......................................................       1,974          7,696           3,444
  Occupancy and depreciation...........................................       9,055          9,880           8,148
  Other................................................................       3,472         12,489           9,476
                                                                           --------       --------        --------
     Total operating expenses..........................................     103,251        221,878         189,264
                                                                           --------       --------        --------

     Income from operations............................................     152,949        204,246         219,617

Other income (expense).................................................       (507)          2,064           2,677
                                                                           -------        --------        --------
     Net income........................................................    $152,442       $206,310        $222,294
                                                                           ========       ========        ========



    The accompanying notes are an integral part of the financial statements.

                                     DONTECH

                             COMBINED BALANCE SHEETS

                                                                                                            DECEMBER 31,
                                                                                                   --------------------------------
                                                                                                       1998                1997
                                                                                                       ----                ----
(in thousands)
Assets
Current Assets:
  Cash and cash equivalents                                                                          $  20,943            $   6,824
  Accounts receivable, net of allowance for doubtful
    accounts of $2,187 and $35,581, respectively                                                        30,205              225,240
  Commission receivable - due from Ameritech                                                           106,386               43,681
  Deferred expenses                                                                                         16               41,513
                                                                                                     ---------            ---------
     Total current assets                                                                              157,550              317,258

Fixed assets, net of accumulated depreciation and amortization                                           8,468                4,898
Other                                                                                                    6,845                6,241
                                                                                                     ---------            ---------

     Total Assets                                                                                    $ 172,863            $ 328,397
                                                                                                     =========            =========

                                         LIABILITIES AND PARTNERS' CAPITAL
Current Liabilities:
  Accounts payable                                                                                   $   6,572            $  21,417
  Accrued liabilities                                                                                    6,828                5,623
  Deferred sales revenue                                                                                   466              162,760
                                                                                                     ---------            ---------
     Total current liabilities                                                                          13,866              189,800

Partners' capital                                                                                      158,997              165,597
Partnership contributions receivable                                                                        --              (27,000)
                                                                                                     ---------            ---------
     Total partners' capital                                                                           158,997              138,597
                                                                                                     ---------            ---------

     Total Liabilities and Partners' Capital                                                         $ 172,863            $ 328,397
                                                                                                     =========            =========



    The accompanying notes are an integral part of the financial statements.

                                     DONTECH

                        COMBINED STATEMENTS OF CASH FLOWS

                                                                                                 YEAR ENDED DECEMBER 31,
                                                                                     ----------------------------------------------
                                                                                        1998              1997               1996
                                                                                        ----              ----               ----
(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income .................................................................        $ 152,442         $ 206,310         $ 222,294
  Reconciliation of net income to net cash provided by operating activities:
     Depreciation and amortization ...........................................            3,088             3,246             3,526
     Provision for uncollectible accounts ....................................           20,832            32,474             7,105
     Decrease (increase) in accounts receivable ..............................          132,687           (61,332)          (27,791)
     Decrease (increase) in deferred printing and manufacturing ..............           13,913            20,788            (5,460)
     Decrease (increase) in deferred selling .................................           20,331            13,076            (1,430)
     Decrease in deferred compilation ........................................            3,310             5,309               255
     Decrease in deferred delivery ...........................................            1,087             1,895                19
     Decrease in deferred directory operating service ........................              750             1,468               322
     Decrease in deferred other ..............................................            2,105             2,280               702
     Increase in other current assets ........................................             (604)           (3,184)           (1,675)
     (Decrease) increase in accounts payable .................................          (36,033)           18,885               923
     Increase (decrease) in accrued liabilities ..............................              251               517            (5,420)
     (Decrease) increase in deferred sales revenue ...........................         (161,340)          (11,345)            5,280
                                                                                      ---------         ---------         ---------
         Net cash provided by operating activities ...........................          152,819           230,387           198,650

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of equipment .....................................................           (6,658)           (1,522)           (1,029)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payment of partnership contribution receivable .............................           27,000                --                --
  Partner contributions ......................................................           22,000             2,998                --
  Distributions to partners ..................................................         (181,042)         (229,598)         (195,553)
                                                                                      ---------         ---------         ---------
         Net cash used in financing activities ...............................         (132,042)         (226,600)         (195,553)
                                                                                      ---------         ---------         ---------

         Increase in cash and cash equivalents ...............................           14,119             2,265             2,068

Cash and cash equivalents, beginning of year .................................            6,824             4,559             2,491
                                                                                      ---------         ---------         ---------

Cash and cash equivalents, end of year .......................................        $  20,943         $   6,824         $   4,559
                                                                                      =========         =========         =========
NONCASH FINANCING ACTIVITIES:
  Partnership capital contribution receivable.................................        $      --         $  27,000         $      --
                                                                                      =========         =========         =========



The accompanying notes are an integral part of the financial statements.

                                     DONTECH

                    COMBINED STATEMENTS OF PARTNERS' CAPITAL




                                             R.H.           AMERITECH
                                           DONNELLEY        PUBLISHING OF
                                          CORPORATION       ILLINOIS, INC.      TOTAL
---------------------------------------------------------------------------------------
 (in thousands)
Balance, December 31, 1995 .......        $  72,670         $  59,476         $ 132,146
Net income .......................          120,039           102,255           222,294
Distributions to partners ........         (106,920)          (88,633)         (195,553)
                                          ---------         ---------         ---------

Balance, December 31, 1996 .......           85,789            73,098           158,887
Contributions, per agreement .....           13,500            13,500            27,000
Contribution receivable ..........          (13,500)          (13,500)          (27,000)
Net income .......................          118,162            88,148           206,310
Distributions to partners ........         (121,688)         (104,912)         (226,600)
                                          ---------         ---------         ---------

Balance, December 31, 1997 .......           82,263            56,334           138,597
Payment of contribution receivable           13,500            13,500            27,000
Contributions, per agreement .....           11,000            11,000            22,000
Net income .......................           86,430            66,012           152,442
Distributions to partners ........          (98,407)          (82,635)         (181,042)
                                          ---------         ---------         ---------

Balance, December 31, 1998 .......        $  94,786         $  64,211         $ 158,997
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

DonTech I participated in a Directory Agreement with R. H. Donnelley, Illinois Bell Telephone Company ("IBT"), doing business as Ameritech Illinois, API/IL and Aas. DonTech I also participated in a Subcontracting Agreement with Ameritech Publishing, Inc. ("API") to perform certain of API's obligations under the Publishing Services Contract between API and Indiana Bell Telephone Company, Incorporated ("Indiana Bell"), doing business as Ameritech Indiana. DonTech I published various directories, as identified in the Directory Agreements, solicited advertising, its primary source of revenues, and manufactured and delivered such directories. DonTech I's net income is allocated to each partner based on a predefined percentage as set forth in the amended partnership agreement.

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

Reclassifications. Certain reclassifications have been made to the 1997 financial statements to conform with the 1998 presentation. These reclassifications had no impact on previously reported net income or partners' capital

3.   DEFERRED EXPENSES

Deferred expenses consist of the following at December 31:

                                        1998             1997
                                      -------          -------
Printing and manufacturing .          $    14          $13,932
Selling ....................               --           20,331
Compilation ................               --            3,310
Delivery ...................                2            1,089
Directory operating services               --              750
Other ......................               --            2,101
                                      -------          -------
                                      $    16          $41,513
                                      =======          =======

4.   FIXED ASSETS

Fixed assets consist of the following at December 31:

                                                         1998             1997
                                                        -------          -------
Equipment ....................................          $21,003          $18,816
Furniture and fixtures .......................            7,034            3,727
Leasehold improvements .......................            2,159              995
                                                        -------          -------
                                                         30,196           23,538
Less accumulated depreciation and amortization           21,728           18,640
                                                        -------          -------
                                                        $ 8,468          $ 4,898
                                                        =======          =======

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

During 1997 and 1996, R. H. Donnelley provided compilation, photocomposition, and data processing services to DonTech I. In addition, the Dun & Bradstreet Corporation (of which R.H. Donnelley was a wholly owned subsidiary) provided employee benefits and administrative services, and certain business insurance coverages for each partnership. The amount paid for these services was determined at the beginning of each year based upon estimated activity and adjusted to actual at the end of each year. The total amount paid for these services was approximately $20,500 and $22,000 in 1997 and 1996, respectively. The amount paid for employee benefits includes the administration of each partnership's Profit Sharing and 401(k) Plans as well as its health care, long and short term disability, dental and pension plans. Effective June 1, 1997, DonTech I became self-insured for health care, long and short term disability and dental plans at which time it terminated its coverages for these plans through Dun & Bradstreet.

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

DonTech II

Under the provisions of the "Revenue Participation Agreement" dated August 19, 1997, in exchange for exclusive publishing rights, APIL Partners Partnership agrees to pay R.H. Donnelley revenue participation interests. The revenue participation interests are based upon gross revenues of the DonTech II partnership net of provisions (capped a 6.1% per annum) and sales commissions paid by DonTech II. The revenue participation interest is as follows:

                           1998.................34.8%
                           1999.................35.9%

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

The future minimum lease payments required under noncancelable operating leases that have initial or remaining lease terms in excess of one year as of December 31, 1998 are as follows:

1999     .............................................    $   3,458
2000     .............................................        3,290
2001     .............................................        3,088
2002     .............................................        2,773
2003     .............................................        2,654
Thereafter............................................       14,072
                                                          ---------
                                                           $ 29,335
                                                          =========

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

Change in benefit obligation:

                                                            1998               1997
                                                         --------           --------
Projected benefit obligation, beginning of year          $ 17,686           $ 15,598
Service cost ..................................               929                935
Interest cost .................................             1,298              1,185
Benefits paid .................................            (1,149)              (452)
(Gain) loss ...................................             1,130               (955)
Plan amendments, other charges ................               678              1,375
                                                         --------           --------
     Projected benefit obligation, end of year           $ 20,572           $ 17,686
                                                         ========           ========

Change in plan assets:

                                                    1998               1997
                                                  --------           --------
Market value of assets, January 1 ......          $ 20,195           $ 13,863
Benefits paid ..........................            (1,149)              (452)
Contributions ..........................             2,507              3,319
Actual return on plan assets ...........             3,761              3,465
                                                  --------           --------
     Market value of assets, December 31          $ 25,314           $ 20,195
                                                  ========           ========

Reconciliation of prepaid cost:

                                           1998              1997
                                         -------           -------
Funded status of the plan .....          $ 4,742           $ 2,509
Unrecognized net gain .........           (2,214)           (2,093)
Unrecognized prior service cost            2,400             2,825
                                         -------           -------
     Prepaid cost .............          $ 4,928           $ 3,241
                                         =======           =======

Prepaid benefit cost ..........          $ 5,314           $ 3,568
Accrued benefit liability .....             (488)             (474)
Intangible asset ..............              102               147
                                         -------           -------
     Net amount recognized ....          $ 4,928           $ 3,241
                                         =======           =======

Net periodic pension cost for the plan in 1998, 1997 and 1996 include the following components:

                                                           1998              1997             1996
                                                         -------           -------           -------
Service cost ..................................          $   929           $   936           $   909
Interest cost .................................            1,298             1,185             1,020
Expected return on plan assets ................           (1,833)           (1,440)           (1,618)
Amortization of unrecognized prior service cost              426               440               870
                                                         -------           -------           -------
     Total pension cost .......................          $   820           $ 1,121           $ 1,181
                                                         =======           =======           =======

Assumptions used are as follows:

                                                           1998            1997             1996
                                                           ----            ----             ----
Weighted average discount rate ...............             7.00%          7.50%          7.75%
Expected long-term rate of return on assets ..             9.75%          9.75%          9.75%
Weighted average rate of compensation increase             3.16%          3.16%          3.16%

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

Change in benefit obligation:

                                                     1998            1997
                                                   -------           -------
Benefit obligation, beginning of year ...          $ 2,294           $ 1,873
Service cost ............................              127               130
Interest cost ...........................              161               142
Plan participants' contributions ........                9                15
Amendments ..............................              522                --
Actuarial (gain) loss ...................             (173)              219
Benefits paid ...........................              (30)              (85)
                                                   -------           -------
Projected benefit obligation, end of year          $ 2,910           $ 2,294
                                                   =======           =======

Change in plan assets:

                                             1998            1997
                                             ----            ----
Market value of assets, January 1 .          $ --           $ --
Employer contributions ............            21             70
Plan participants' contributions ..             9             15
Benefits paid .....................           (30)           (85)
                                             ----           ----
Market value of assets, December 31          $ --           $ --
                                             ====           ====

Reconciliation of accrued cost:

                                                     1998              1997
                                                   -------           -------
Funded status of the plan ...............          $ 2,910           $ 2,294
Unrecognized net gain ...................             (231)             (405)
Unrecognized prior service (benefit) cost             (399)               93
                                                   -------           -------
Accrued cost ............................          $ 2,280           $ 1,982
                                                   =======           =======

Net periodic post retirement benefit costs for 1998, 1997 and 1996 included the following components:

                                  1998          1997           1996
                                  ----          ----           ----
Service cost ............          $157          $101          $104
Interest cost ...........           161           142           128
                                   ----          ----          ----
Net periodic benefit cost          $318          $243          $232
                                   ====          ====          ====

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

12.  VALUATION AND QUALIFYING ACCOUNTS

                                                                            ADDITIONS
                                                         BALANCE AT        CHARGED                            BALANCE
                                                          BEGINNING          TO                                 AT
                                                             OF           COSTS AND                           END OF
         DESCRIPTION                                       PERIOD         EXPENSES        DEDUCTIONS(a)       PERIOD
         -----------                                       ------         --------        -------------       ------
                                          ALLOWANCE FOR DOUBTFUL ACCOUNTS
  For year ended December 31, 1998.....................    $35,581          28,487            61,881         $  2,187
  For year ended December 31, 1997.....................    $13,908          40,230            18,557          $35,581
  For year ended December 31, 1996.....................    $23,106          50,202            59,400          $13,908

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

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information in response to this Item is incorporated herein by reference to the section entitled "Board of Directors" in the Company's Proxy Statement dated March 22, 1999 filed with the Securities and Exchange Commission, except that "Executive Officers of the Registrant" on Pages 4 and 5 of this report responds to Item 401(b) and (e) of Regulation S-K.

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

         (A)(1) AND (2) - LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

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

         Schedule II - Valuation and qualifying accounts

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

               *23            Consent of Independent Accountants

               *27.1          Amended Financial Data Schedule of the Company /
                              For 1998

               *27.2          Amended Financial Data Schedule of the Company /
                              For 1997

               *27.3 Amended Financial Data Schedule of the Company / For 12 Mos. Ended 12/31/96

               *27.4          Amended Financial Data Schedule of Donnelley / For
                              1998

               *27.5          Amended Financial Data Schedule of Donnelley / For
                              1997

               *27.6 Amended Financial Data Schedule of Donnelley / For 12 Mos. Ended 12/31/96

-------------------
         *Filed herewith

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 11th day of August, 1999.


                                       R.H. Donnelley Corporation

                                       By: /s/ Frank R. Noonan
                                          ----------------------------------
                                          Frank R. Noonan,
                                          Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been duly signed by the following persons in the capacities and on the date indicated.

   /s/ Frank R. Noonan                      Chairman of the Board and           August 11, 1999
-------------------------------             Chief Executive Officer
 (Frank R. Noonan)

   /s/ Philip C. Danford                    Senior Vice President and           August 11, 1999
-------------------------------             Chief Financial Officer
 (Philip C. Danford)

   /s/ William C. Drexler                   Vice President and Controller       August 11, 1999
-------------------------------
 (William C. Drexler)

   /s/ Diane P. Baker                       Director                            August 11, 1999
-------------------------------
 (Diane P. Baker)

   /s/ William G. Jacobi                    Director                            August 11, 1999
-------------------------------
 (William G. Jacobi)

   /s/ Robert Kamerschen                    Director                            August 11, 1999
-------------------------------
 (Robert Kamerschen)

   /s/ Carol J. Parry                       Director                            August 11, 1999
-------------------------------
 (Carol J. Parry)

   /s/ Barry Lawson Williams                Director                            August 11, 1999
-------------------------------
 (Barry Lawson Williams)

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 11th day of August, 1999.

                                    R.H. Donnelley Inc.

                                    By: /s/ Frank R. Noonan
                                       -----------------------------
                                       Frank R. Noonan,
                                       President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been duly signed by the following persons in the capacities and on the date indicated.

   /s/ Frank R. Noonan                      Director, President and             August 11, 1999
-------------------------------             Chief Executive Officer
 (Frank R. Noonan)

   /s/ Philip C. Danford                    Director, Senior Vice President     August 11, 1999
-------------------------------             and Chief Financial Officer
 (Philip C. Danford)

   /s/ William C. Drexler                   Vice President and Controller       August 11, 1999
-------------------------------
 (William C. Drexler)

   /s/ Stephen B. Wiznitzer                 Director, Senior Vice President     August 11, 1999
-------------------------------             and General Counsel
 (Stephen B. Wiznitzer)