Form 10-Q
period 1999-06-30
R H DONNELLEY CORP
filed 1999-08-12
CIK 30419

SECURITIES AND EXCHANGE COMMISSION
                      Washington, D. C. 20549

                              FORM 10-Q
(Mark one)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1999
                                     OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from      _______ to     _______
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

        Title of Class         Shares Outstanding at August 9 1999
Common Stock, par value $1 per share                     33,646,398

                Commission file number 333-59287
                      R.H. DONNELLEY INC. *
      (Exact name of registrant as specified in its charter)

          Delaware                             36-2467635
 (State of Incorporation)            (I.R.S. Employer Identification No.)

	One Manhattanville Road, Purchase N.Y.                       10577
	(Address of principal executive offices)                    (Zip Code)

Registrants' telephone number, including area code        (914) 933-6400

[FN]
* R.H. Donnelley Inc. is a wholly owned subsidiary of R.H. Donnelley Corporation which became subject to the filing requirements of Section 15(d) on October 1, 1998. As of August 9, 1999, 100 shares of R.H. Donnelley Inc. common stock, no par value, were outstanding.

                              R.H. DONNELLEY CORPORATION

                                  INDEX TO FORM 10-Q



PART I.  FINANCIAL INFORMATION                                          PAGE

Item 1.  Financial Statements

         Consolidated Statements of Operations for the three and six
         months ended June 30, 1999 and 1998                               3

         Consolidated Balance Sheets at June 30, 1999 and December 31,
         1998                                                              4

         Consolidated Statements of Cash Flows for the six months ended
         June 30, 1999 and 1998                                            5

         Notes to Consolidated Financial Statements                        6

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                            12

Item 3.  Quantitative and Qualitative Disclosure About Market Risk        17

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                18

Item 4.  Submission of Matters to a Vote Of Security Holders              18

Item 6.  Exhibits and Reports on Form 8-K                                 19



SIGNATURES                                                                20

R.H. Donnelley Corporation and Subsidiary
Consolidated Statements of Operations (Unaudited)

                                  Three months ended    Six months ended
                                        June 30,            June 30,
(amounts in thousands,              1999     1998      1999(1)     1998(1)
 except per share data)           -------   ------    --------    --------

Revenues                          $40,125   $37,994    $82,209    $71,865
Expenses:
  Operating expenses               28,529    26,630     58,341     48,269
  General and administrative        6,135     1,406     15,014      7,320
  Provision for bad debts           1,327     2,502      3,530      4,484
  Depreciation and amortization     4,636     4,903      9,425      9,856
                                  -------   -------    -------    -------
      Total expenses               40,627    35,441     86,310     69,929

Income from partnerships and
  related fees                     37,967    36,583     65,454     62,225
                                  -------   -------    -------    -------

     Operating income              37,465    39,136     61,353     64,161

Interest expense, net               9,150     3,015     18,866      3,015
                                  -------   -------    -------    -------

     Income before income taxes    28,315    36,121     42,487     61,146

Provision for income taxes         11,442    14,448     17,139     24,458
                                  -------   -------    -------    -------

     Net income                   $16,873   $21,673    $25,348    $36,688
                                  =======   =======    =======    =======


Earnings per share:
     Basic                        $  0.50   $  0.63    $  0.75    $  1.07
     Diluted                      $  0.49   $  0.63    $  0.74    $  1.06

Shares used in computing earnings per share:
     Basic                         33,805    34,294     33,894     34,263
     Diluted                       34,392    34,620     34,359     34,574


The accompanying notes are an integral part of the consolidated financial statements.

(1) Restated - see Note 2 to the consolidated financial statements.

R.H. Donnelley Corporation and Subsidiary
Consolidated Balance Sheets (Unaudited)

                                         June 30,       December 31,
(amounts in thousands, except              1999           1998 (1)
  share and per share data)            -----------------------------

                                Assets
Current Assets
Cash and cash equivalents                $   6,341     $   2,302
Accounts receivable
  Billed                                     7,252         6,941
  Unbilled                                  51,976        63,392
  Other                                      8,616         8,712
  Allowance for doubtful accounts           (5,027)       (4,503)
                                          --------      --------
     Total accounts receivable, net         62,817        74,542
Deferred contract costs                     15,035        10,746
Other current assets                         5,343         4,278
                                          --------      --------
     Total current assets                   89,536        91,868

Property and equipment, net                 18,103        21,077
Computer software, net                      29,069        33,523
Partnership investments and
  related receivables                      221,951       216,482
Other non-current assets                    21,203        22,891
                                          --------      --------

     Total Assets                        $ 379,862     $ 385,841
                                          ========      ========

               Liabilities and Shareholders' Deficit
Current Liabilities
Accounts payable                        $    2,474     $   1,654
Accrued and other current liabilities       61,097        67,360
Current portion of long-term debt            6,000         4,125
                                          --------      --------
     Total current liabilities              69,571        73,139

Long-term debt                             451,750       464,500
Deferred income taxes                       49,016        50,909
Postretirement and postemployment
   benefits                                  9,817         9,648
Other liabilities                            9,700        12,415

Commitments and contingencies

Shareholders' Deficit
Preferred stock, par value $1 per share,
   authorized - 10,000,000 shares,
   outstanding - none                         --           --
Common stock, par value $1 per share,
   authorized - 400,000,000 shares;
   issued - 51,621,894 shares for
   1999 and 1998                            51,622        51,622
Additional paid in capital                   2,522           274
Retained deficit                          (233,248)     (258,594)
Treasury stock, at cost, 17,963,245
   shares for 1999 and 17,419,739
   shares for 1998                         (30,888)      (18,072)
                                          --------      --------
     Total shareholders' deficit          (209,992)     (224,770)
                                          --------      --------

     Total Liabilities and Shareholders'
        Deficit                           $379,862      $385,841
                                          ========      ========

The accompanying notes are an integral part of the consolidated financial statements.

(1) Restated - see Note 2 to the consolidated financial statements.

R.H. Donnelley Corporation and Subsidiary
Consolidated Statements of Cash Flows (Unaudited)

                                                Six months ended
                                                    June 30,
(amounts in thousands)                       1999 (1)       1998 (1)
--------------------------------------------------------------------
Cash Flows from Operating Activities:
Net income                                  $  25,348     $ 36,688
Reconciliation of net income to net cash
   provided by operating activities:
  Depreciation and amortization                 9,425        9,856
  Deferred income taxes                        (1,893)       4,938
  Amortization of deferred financing costs        461           --
  Provision for doubtful accounts               3,530        4,484
  Cash received in excess of (less than) income
     from partnerships and related receivables  3,830      (12,558)
  Decrease in accounts receivable               8,195       11,483
  Increase in deferred contract costs          (4,289)      (9,384)
  Increase in other assets                       (924)      (1,453)
  Decrease in accounts payable, accrued
     and other current liabilities             (4,700)      (5,821)
  Decrease in other liabilities                (2,546)      (2,347)
                                             --------     --------
     Net cash provided by operating
       activities                              36,437       35,886

Cash Flows from Investing Activities:
Additions to property and equipment            (1,040)      (3,115)
Additions to computer software                 (1,879)      (4,229)
Investment in joint venture                    (8,000)          --
                                             --------     --------
     Net cash used in investing activities    (10,919)      (7,344)

Cash Flows from Financing Activities:
Repayment of debt                             (10,875)          --
Purchase of treasury stock                    (12,798)          --
Proceeds from exercise of stock options         2,194           --
Net proceeds from long-term borrowings            --       490,408
Net distributions to Old D&B                      --      (518,774)
                                             --------     --------
     Net cash used in financing activities    (21,479)     (28,366)

Increase in cash and cash equivalents           4,039          176
Cash and cash equivalents, beginning of year    2,302           32
                                             --------     --------
Cash and cash equivalents, end of period     $  6,341      $   208
                                             ========     ========


Supplemental cash flow information:

Interest paid                               $  22,794          N/A
                                             ========

Income taxes paid                           $  19,771          N/A
                                             ========

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

    The financial statements at June 30, 1998 and for the three and six months then ended, represent the financial position, results of operations and cash flows of the Company as if it were a separate entity. The financial statements include allocations of certain Old D&B expenses, assets and liabilities related to the Company's businesses. Management believes these allocations are reasonable; however, the costs of these services are not necessarily indicative of the costs that would have been incurred if the Company had performed or provided these functions as a separate entity.

    The interim financial statements have been prepared in accordance with the instructions to Form 10-Q and should be read in conjunction with the financial statements and related notes included in the Company's Form 10-K/A for the year ended December 31, 1998. The results of interim periods are not necessarily indicative of results for the full year or any subsequent period. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of financial position, results of operations and cash flows at the dates and for the periods presented have been included. Certain reclassifications to 1998 amounts have been made to conform to the 1999 presentation.

2.  Restatement

    The Company's financial statements for the three months ended March 31, 1999 and 1998 have been restated to reflect a change in the recording of revenue for certain directories in the Sprint relationship. For certain Sprint directories, the Company earns both revenue from commissions on the sale of directory advertising, and a share of income from the CenDon partnership ('CenDon'), a 50/50 partnership between Donnelley and an operating unit of Sprint.
Previously, sales commission revenues from these directories, including the semi-annual Las Vegas directory, were recorded in July and December. However, the Company's share of income from the partnership, which publishes the directories, was recorded in July and January when the directories were published. To be consistent, the Company conformed the interim and year-end accounting to record both the sales commission revenue and its share of income from the partnership in July and January. The change impacted the previously reported results for the first and fourth quarters and had a minimal impact on the annual results. The effect of the restatement on the previously reported first quarter 1999 and 1998 results is as follows:

                              Originally reported                  Restated
                              Three months ended             Three months ended
                                  March 31,       Adjustment        March 31,
                                 1999   1998     1999   1998      1999    1998
-------------------------------------------------------------------------------
(amounts in thousands, except per share data)
Revenues                       $31,659 $24,344  $10,425 $9,527  $42,084 $33,871
Expenses:
  Operating expenses            25,467  17,610    4,345  4,029   29,812  21,639
  General and administrative     8,879   5,914      --     --     8,879   5,914
  Provision for bad debts        1,408   1,264      795    719    2,203   1,983
  Depreciation and amortization  4,789   4,953      --     --     4,789   4,953
                               ------- -------  ------- ------  ------- -------
     Total expenses             40,543  29,741    5,140  4,748   45,683  34,489

Income from partnerships
   and related fees             27,487  25,642      --     --    27,487  25,642
                               ------- -------  ------- ------  ------- -------

     Operating income           18,603  20,245    5,285  4,779   23,888  25,024

Interest expense, net            9,716    --       --     --      9,716    --
                               ------- -------  ------- ------  ------- -------


     Income before income taxes  8,887  20,245    5,285  4,779   14,172  25,024

Provision for income taxes       3,572   8,098    2,125  1,911    5,697  10,009
                               ------- -------  ------- ------  ------- -------

     Net income                 $5,315 $12,147   $3,160 $2,868   $8,475 $15,015
                               ======= =======   ====== ======   ====== =======

Earnings per share:
     Basic                       $0.16  $0.36     $0.09  $0.08     $0.25  $0.44
     Diluted                     $0.15  $0.35     $0.09  $0.08     $0.25  $0.44

Shares used in computing earnings per share:
     Basic                     33,984  34,210   33,984  34,210   33,984  34,210
     Diluted                   34,330  34,489   34,330  34,489   34,330  34,489

   Also as a result of the restatement, at December 31, 1998, total assets decreased $5,285 and shareholders' deficit increased by $3,160.

3. Reconciliation of Shares Used in Computing Earnings Per Share

   The table below provides a reconciliation of basic weighted average shares outstanding to diluted weighted average shares outstanding for each period presented. The conversion of dilutive shares has no impact on operating results.

                                 Three months ended       Six months ended
                                       June 30,               June 30,
                                  1999       1998         1999        1998
Weighted average shares
  outstanding - basic            33,805     34,294        33,894     34,263
Effect of potentially dilutive
  stock options                     587        326           465        311
                                 ------     ------        ------     ------
Weighted average number of
  shares - diluted               34,392     34,620        34,359     34,574
                                 ======     ======        ======     ======

4. Long-term debt

Long-term debt at June 30, 1999 and December 31, 1998 consisted of the following:

                                             June 30,           December 31,
                                                1999                 1998
Senior subordinated 9.125% Notes            $150,000             $150,000
Senior secured term facilities               297,750              298,875
Senior revolving credit facility              10,000               19,750
                                            --------             --------
   Total                                     457,750              468,625
Less current portion                           6,000                4,125
                                            --------             --------
   Net long-term debt                       $451,750             $464,500
                                            ========             ========

     The committed bank facilities consist of an aggregate $300,000 Senior Secured Term Facilities ('Term Facilities') and a $100,000 Senior Revolving Credit Facility (the 'Revolver', together with the Term Facilities, the 'Credit Agreement'). The Credit Agreement and the Indenture governing the senior subordinated notes each contain covenants that, among other things, restrict the Company's and Donnelley's ability to engage in mergers, consolidations and asset sales, incur additional indebtedness and liens and require that certain financial ratios be maintained.

5.  Treasury Stock Activity

    During the six months ended June 30, 1999, the Company repurchased or acquired 774 shares at a cost of $13,046.

6.  Litigation

    In April 1999, Sandy Goldberg, Dellwood Publishing, Inc. and Rockland Yellow Pages initiated a lawsuit against Donnelley and Bell Atlantic in the United States District Court of the Southern District of New York. The Rockland Yellow Pages is a proprietary directory that competes against a Bell Atlantic directory in the same region. The complaint alleges that the defendants disseminated false information concerning the Rockland Yellow Pages, which has resulted in damages to the Rockland Yellow Pages. The plaintiffs are alleging a variety of claims including RICO violations, antitrust violations and Lanham Act violations. They are seeking damages in excess of $30 million, which amount plaintiffs are seeking to have trebled under the antitrust laws. In addition, the plaintiffs are also seeking punitive damages in an unspecified amount. Management intends to mount a vigorous defense of the Company in this matter.
At this preliminary stage in the proceedings, management is unable to predict the outcome of this matter but believes that the resolution of the action will not have a material adverse effect on the Company's financial position or results of operations.

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

7.  DonTech Partnership

     The following is summarized combined financial information of the DonTech
Partnership:

                                   Three months ended         Six months ended
                                        June 30,                 June 30,
                                   1999        1998         1999         1998
------------------------------------------------------------------------------
Gross revenues                     $30,352   $86,673        $50,558   $178,215
Income from operations              14,777    54,029         20,140    112,585
Net income                          15,347    54,029         20,927    112,585

     The decrease in gross revenues, income from operations and net income in 1999 compared to 1998 is due to the change in the structure of the partnership. Prior to this change, DonTech published various directories, solicited advertising, and manufactured and delivered various directories in Illinois and northwest Indiana. Since the change, DonTech performs the advertising sales function for the directories and earns a commission, while an operating unit of Ameritech serves as the publisher. The Company has a 50% interest in the profits of DonTech and also receives revenue participation income, which is tied to advertising sales, from an operating unit of Ameritech. This revenue participation income is not shown in the above table.

     Income and related fees recognized in the financial statements is comprised of the Company's share of the net income above, plus revenue participation income less other reconciling items. Income and related fees from DonTech was $36,648 and $34,925 for the three months ended June 30, 1999 and 1998, respectively, and $57,487 and $54,935 for the six months ended June 30, 1999 and 1998, respectively. Revenue participation income included in these amounts was $28,810 and $29,592 for the three months ended June 30, 1999 and 1998, respectively and $47,637 and $46,903 for the six months ended June 30, 1999 and 1998, respectively. Due to the change in the partnership structure and the timing of revenue recognition, the amounts in the table for 1998 do not correspond to the income from partnerships and related fees recognized in the financial statements.

8.  Business Segments

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

    Selected financial results for the three and six month periods ended June 30, 1999 and 1998 and total assets at June 30, 1999 and 1998 are as follows:

Three month period ended June 30, 1999

                             Directory              Directory            Consol-
                           Advertising   DonTech    Publishing           idated
                             Services  Partnership  Services(2)  Other   Totals
Advertising sales (1)
  Calendar cycle             $140,123   $120,240       --          --  $260,363
  Publication cycle           198,634     82,125       --          --   280,759
Revenues                       32,192       --       $7,933        --    40,125
Income from partnerships and
  related fees                  1,319     36,648       --          --    37,967
EBITDA (3)                      7,941     36,648      1,139    $(3,627)  42,101
Depreciation and amortization   1,640       --        1,664      1,332    4,636
Operating income (loss)         6,301     36,648       (525)    (4,959)  37,465
Total assets                  119,862    192,421     19,295     48,284  379,862


Three month period ended June 30, 1998

                             Directory              Directory            Consol-
                           Advertising   DonTech    Publishing           idated
                             Services  Partnership  Services(2)  Other   Totals
Advertising sales (1)
  Calendar cycle             $129,550    $125,781      --          --  $255,331
  Publication cycle           191,198      78,868      --          --   270,066
Revenues                       30,367         --     $7,627        --    37,994
Income from partnerships and
  related fees                  1,658      34,925      --          --    36,583
EBITDA (3)                      7,389      34,925       921      $804    44,039
Depreciation and amortization   1,495         --      1,666     1,742     4,903
Operating income (loss)         5,894      34,925      (745)     (938)   39,136
Total assets                  108,238     209,482    24,123    49,647   391,490

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

(2) Directory Publishing Services revenues do not include intracompany revenues of $245 and $238 for the three months ended June 30, 1999 and 1998, respectively.

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

Six month period ended June 30, 1999

                             Directory              Directory            Consol-
                           Advertising   DonTech    Publishing           idated
                           Services(4)  Partnership  Services(5)  Other   Totals
Advertising sales
  Calendar cycle             $283,371   $198,387       --         --    $481,758
  Publication cycle           313,443    216,972       --         --     530,415
Revenues                       66,467       --       $15,742      --      82,209
Income from partnerships and
  related fees                  7,967     57,487       --         --      65,454
EBITDA                         21,547     57,487       1,401   $(9,657)   70,778
Depreciation and amortization   3,266        --        3,312     2,847     9,425
Operating income (loss)        18,281     57,487      (1,911)  (12,504)   61,353


Six month period ended June 30, 1998

                             Directory              Directory            Consol-
                           Advertising   DonTech    Publishing           idated
                           Services(4)  Partnership  Services(5)  Other   Totals

Advertising sales
  Calendar cycle             $242,164   $200,913       --         --    $443,077
  Publication cycle           297,203    208,081       --         --     505,284
Revenues                       56,562      --        $15,303      --      71,865
Income from partnerships and
  related fees                  7,290     54,935       --         --      62,225
EBITDA                         19,108     54,935       2,213   $(2,239)   74,017
Depreciation and amortization   2,890       --         3,285     3,681     9,856
Operating income (loss)        16,218     54,935      (1,072)   (5,920)   64,161

(4) Amounts have been restated to reflect the change in the recording of revenue for certain directories in the Sprint relationship. See Note 2.

(5) Directory Publishing Services revenues do not include intracompany revenues of $488 and $436 for the six months ended June 30, 1999 and 1998, respectively.

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

     We provide advertising sales and marketing services for yellow pages and other directory products under long-term sales agency agreements and joint venture partnerships with operating units of major telephone companies as well as through our own independent operation. We are a sales agent in New York State for an operating unit of Bell Atlantic and in Florida for an operating unit of Sprint. We also serve as a sales agent and publisher for the CenDon partnership ('CenDon'), a 50/50 partnership with an operating unit of Sprint that was formed to publish directories in Florida, Nevada, Virginia and North Carolina. We also publish our own independent yellow pages directory in the Cincinnati area. Due to their similarities, we aggregate these businesses in our Directory Advertising Services ('DAS') segment.

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

     We also provide pre-press publishing services for yellow pages directories, including advertisement creation, sales contract management, listing database management, sales reporting and commissions, pagination, billing services and imaging, to independent yellow pages publishers and certain existing customers under separately negotiated contracts. This business is classified as Directory Publishing Services ('DPS').

Factors Affecting Comparability

     All data included herein pertaining to the six month periods ended June 30, 1999 and 1998 have been restated to reflect a change in the recording of revenue for certain directories in the Sprint relationship. See Note 2 to the consolidated financial statements.

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

     The financial statements for the three and six month periods ended June 30, 1998 reflect our results of operations and cash flows as if we were a separate entity. The financial statements include allocations of certain Old D&B general and administrative expenses and corporate assets and liabilities related to our business. Management believes these allocations are reasonable; however, these costs and allocations are not necessarily indicative of the costs that would have been incurred had we performed or provided these functions as a separate entity. For example, we estimate that general and administrative expenses would have been approximately $2.2 million and $4.4 million higher than the amounts allocated during the three and six month period ended June 30, 1998, respectively. Additionally, in connection with the Distribution, we issued Debt (as defined below; see - 'Liquidity and Capital Resources') and estimate that additional interest expense of $7.7 million and $18.4 million would have been incurred for the three and six month period ended June 30, 1998, respectively, assuming the Debt was outstanding as of the beginning of 1998.


Advertising Sales

     Advertising sales represents the billing value of advertisements sold by the Company and DonTech in a given calendar year (calendar cycle sales). These sales are recognized on the same basis on which revenues are recognized (that is, when a customer signs a sales contract where we are a sales agent or when the directory is published where we are the publisher). Calendar cycle sales in the second quarter of 1999 were $260.4 million, an increase of $5.0 million or 2.0% over last year's second quarter. For the six month period ended June 30, 1999, advertising sales were $481.8 million, an increase of $38.7 million, or 8.7% over the comparable 1998 period. Advertising sales by segment are as follows:

                        Three Months Ended                 Six Months Ended
                             June 30,                        June 30,
                   1999     1998     Change         1999    1998     Change
   DAS            $140.1   $129.6  $10.5   8.1%    $283.4  $242.2  $41.2  17.0%
   DonTech         120.3    125.8   (5.5) (4.5)%    198.4   200.9   (2.5) (1.2)%
                   -----    -----   ----            -----   -----   ----
   Total          $260.4   $255.4   $5.0   2.0%    $481.8  $443.1  $38.7   8.7%
                   =====    =====    ===            =====   =====   ====

     The increase in Directory Advertising Services sales in the second quarter is primarily due to sales in Bell Atlantic's Buffalo and North Country markets. In May 1998, we were appointed the exclusive sales agent by Bell Atlantic to service these markets, and accordingly, there were no sales in the prior year second quarter or year to date periods. The 4.5% decrease in DonTech sales in the second quarter is mainly due to the timing of when sales occur. For the six month period, DAS sales are up 17.0%. Approximately half of the increase is due to sales from the Buffalo and North Country markets. The remaining increase is primarily due to the timing of sales in various Bell Atlantic directories compared to last year. Sales in the Sprint markets were up approximately 3.3% primarily due to an increase in the January Las Vegas directory, partially offset by a decrease in sales in Central Florida due to the timing of when sales occur compared to last year.

    Management believes that an additional measurement of sales performance is the publication cycle method. This method calculates sales on the basis of the annual value of a directory according to its publication date regardless of when the advertising for that directory was sold. If a directory publication date changes from one year to the next, the prior year publication date is adjusted to conform to the present year to maintain comparability. Publication cycle sales in the second quarter of 1999 were $280.7 million, an increase of $10.6 million or 3.9% over the second quarter 1998. For the six months ended June 30, 1999, publication cycle sales were $530.4 million, an increase of $25.1 million or 5.0% over the comparable 1998 period. Advertising sales by segment are as follows:

                        Three Months Ended                 Six Months Ended
                             June 30,                        June 30,
                   1999     1998     Change         1999    1998     Change
   DAS           $198.6   $191.2  $7.4   3.9%      $313.4  $297.2   $16.2  5.5%
   DonTech         82.1     78.9   3.2   4.1%       217.0   208.1     8.9  4.3%
                  -----    -----  ----              -----   -----    ----
   Total         $280.7   $270.1 $10.6   3.9%      $530.4  $505.3   $25.1  5.0%
                  =====    =====  ====              =====   =====    ====

     The increase in Directory Advertising Services sales for the quarter is primarily due to directories for the Buffalo and North Country markets that were published for the first time since we were appointed Bell Atlantic's sales agent in that region. Accordingly, there were no comparable publications during the prior year periods. For the six month period, DAS sales increased 5.5%, however, excluding sales in the Buffalo and North Country markets, DAS sales increased 2.2%. This increase is primarily due to gains in the Sprint markets, especially Las Vegas. The increase in DonTech sales for the three and six month periods is attributable to continued good growth in the Chicago markets and the successful rebalancing of the directory publication schedule in 1997 and 1998.

Financial Performance

     Revenues from Directory Advertising Services consist of sales commissions from our sales agency agreements and the billing value of advertisements sold from our independent operation. Revenues from Directory Publishing Services consist of pre-press publishing services for yellow pages directories provided to independent yellow pages publishers and certain existing customers under separately negotiated contracts. Revenues in the second quarter of 1999 of $40.1 million were $2.1 million or 5.5% higher than the second quarter 1998. For the six month period ended June 30, 1999, revenues were $82.2 million, an increase of $10.3 million or 14.3%. Revenues by segment are as follows:

                    Three Months Ended                 Six Months Ended
                           June 30,                        June 30,
                 1999     1998     Change         1999    1998     Change
   DAS          $32.2    $30.4    $1.8   5.9%    $66.5   $56.6   $9.9   17.5%
   DPS            7.9      7.6     0.3   3.9%     15.7    15.3    0.4    2.6%
                -----    -----    ----           -----   -----   ----
   Total        $40.1    $38.0    $2.1   5.5%    $82.2   $71.9  $10.3   14.3%
                =====    =====    ====           =====   =====   ====

     The increase in Directory Advertising Services revenues for the quarter and year to date period is primarily due to the 8.1% and 17.0% increase in calendar sales mentioned above.

     Operating expenses for the second quarter of 1999 of $28.5 million were $1.9 million, or 7.1% higher than the second quarter of 1998. This increase is principally related to higher salesperson salaries and commissions due to the increase in sales. For the six months ended June 30, 1999, operating expenses were $58.3 million, an increase of $10.1 million or 20.9% over the comparable 1998 period. This increase is principally due to an increase in telemarketing expenses, higher salesperson commissions and an increase in information technology related expenses. The increase in information technology related expenses is principally due to more maintenance type expenditures in 1999, which are expensed when incurred, compared to developmental type expenditures in 1998, which are capitalized when incurred and depreciated over a period of time.

     General and administrative expenses for the three and six months ended June 30, 1999 of $6.1 million and $15.0 million, respectively, increased significantly over the prior year comparable period amounts. These increases are mainly due to higher costs associated with being a stand-alone company and costs associated with the joint venture with China Unicom (see - 'Liquidity and Capital Resources').

     Income from partnerships and related fees includes our share of the profits and losses from DonTech, including Revenue Participation, CenDon and our China joint venture. Income from partnerships and related fees increased in the second quarter of 1999 by $1.4 million to $38.0 million, primarily due to higher income from DonTech. For the six months ended June 30, 1999, income from partnerships and related fees increased $3.2 million over the comparable 1998 period due to an increase in income and related fees from DonTech of $2.6 million and an increase in CenDon income of $0.9 million. Through June 30, 1999, our share of the China joint venture losses was $0.3 million.

     Operating income for the three and six months ended June 30, 1999 of $37.4 million and $61.4 million, respectively, was slightly lower than the corresponding 1998 periods. Operating income (loss) by segment is as follows:

                      Three Months Ended                 Six Months Ended
                           June 30,                        June 30,
                 1999     1998     Change         1999    1998     Change
   DAS          $ 6.3    $ 5.9    $0.4   6.8%    $18.3   $16.2   $2.1   13.0%
   DonTech       36.6     34.9     1.7   4.9%     57.5    54.9    2.6    4.7%
   DPS           (0.5)    (0.7)    0.2  28.6%     (1.9)   (1.1)  (0.8) (72.7)%
   Other         (5.0)    (0.9)    4.1   n/m     (12.5)   (5.9)  (6.6)   n/m
                -----    -----    ----           -----   -----   ----
   Total        $37.4    $39.2   $(1.8) (4.6)%   $61.4   $64.1  $(2.7)  (4.2)%
                =====    =====    ====           =====   =====   ====

     Operating income for Directory Advertising Services for the three and six month periods increased over last year primarily due to the increase in revenues partially offset by a corresponding increase in salesperson commissions. Directory Publishing Services' operating loss for the six months ended June 30, 1999 increased primarily due to higher information technology related expenses referred to above. Other operating loss represents corporate and general overhead costs that are not allocated to the business segments. The increase in the three and six month periods is due to higher costs associated with being a stand-alone company.

     Interest expense represents interest on the Debt issued in connection with the Distribution. The large increase in interest expense for the 1999 periods compared to the prior year is due to the issuance of the Debt in June 1998.

     Net income for the second quarter 1999 was $16.9 million, or $0.49 per diluted share compared to $21.7 million, or $0.63 per diluted share in 1998.
For the six month period ended June 30, 1999, net income was $25.3 million, or $0.74 per diluted share compared to $36.7 million, or $1.06 per diluted share in 1998. As previously stated, we believe that the 1998 results are not comparable to the current operations as they do not include certain general and administrative expenses and interest expense that were incurred as a result of the separation from Old D&B. If the results for the three and six month periods ended June 30, 1998 are adjusted to (i) include the estimated additional general and administrative expenses associated with being a stand-alone company and (ii) assume the Debt was outstanding as of the beginning of 1998, we estimate that operating income for the second quarter 1998 would have been $36.9 million and net income would have been $15.8 million or $0.45 per diluted share. For the six months ended June 30, 1998, operating income would have been $59.7 million and net income would have been $23.1 million or $0.66 per diluted share.

Liquidity And Capital Resources

     In connection with the Distribution, Donnelley borrowed $300 million under its Senior Secured Term Facilities ('Term Facilities') and issued $150 million of Senior Subordinated Notes (the 'Notes'). Donnelley also borrowed $50 million against its $100 million Senior Revolving Credit Facility (the 'Revolver', together with the Term Facilities, the 'Credit Agreement'). The net proceeds from these initial borrowings (the 'Debt'), were dividended to Old D&B and distributed to New D&B in connection with the Distribution. The Term Facilities mature between June 2004 and December 2006, and require quarterly principal repayments. The Notes mature in 2008 and pay interest semi-annually in June and December at the annual rate of 9.125%. The Credit Agreement and the Indenture governing the Notes each contain various financial and other restrictive covenants, including restrictions on indebtedness, capital expenditures and commitments. Through June 30, 1999, the Company has complied with all covenants under the Credit Agreement and Indenture governing the Notes. At July 31, 1999, total available borrowing capacity under the Revolver was $93.0 million.

     In 1998, the Company entered into a joint venture with China United Telecommunications Corporation ('China Unicom') to publish yellow pages directories and to offer Internet directory services in the People's Republic of China. Under the terms of the joint venture agreement, we acquired a 15% interest and agreed to invest cash of approximately $15.6 million. As of July 31, 1999, we have invested $9.3 million, including $8.0 million invested during the second quarter of 1999, and anticipate making additional contributions of $3.8 million in 2000 and $2.5 million in 2001. These payments will be funded from cash flows from operations or from borrowings under the Revolver.

     We believe that cash from operations and available debt capacity under the Revolver, will be sufficient to fund our operations and meet our anticipated investment, capital expenditures and debt service requirements for the foreseeable future.

Cash Flow

     Net cash provided by operations of $36.4 million through June 30, 1999 was comparable to the net cash provided by operations through June 30, 1998 of $35.9 million. Net income and non-cash charges declined in the first half of 1999 mainly due to an increase in expenses, principally interest and general and administrative expenses, as a result of the Company's separation from Old D&B, and changes in deferred taxes. This decrease was offset by the timing of partnership cash receipts.

     Net cash used in investing activities during the first half of 1999 was $10.9 million compared to $7.3 million in the first half of 1998. The 1999 amount includes the investment of $8.0 million in our China joint venture. We currently have no material commitments for investment spending, other than the China joint venture mentioned above.

     Net cash used in financing activities was $21.5 million through June 30, 1999 compared to $28.4 million through June 30, 1998. The 1998 amount represents amounts distributed to Old D&B. Prior to July 1, 1998, all cash deposits were transferred to Old D&B on a daily basis and Old D&B funded our disbursement bank accounts as required. Also during the 1998 period, we issued Debt and the net proceeds of $490.4 million were distributed to New D&B in connection with the Distribution. For the first half of 1999, cash of $10.8 million was used to repay debt and $12.8 million was used to repurchase stock. These cash outflows were offset, in part, by proceeds of $2.2 million from the exercise of employee stock options.

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

     We have divided our Y2K compliance program into five major phases - (1) the assessment of all computer systems and software products (collectively the 'Computer Systems') for Y2K compliance, (2) the remediation (i.e. conversion or modification) of each Computer System to be Y2K compliant, (3) the testing of the remediation to confirm that such remediation has not adversely impacted the operation of the Computer Systems, and that it can process dates correctly, (4) the implementation of the remediated Computer Systems into production and (5) certification of the remediation for Y2K compliance. The percentage of completion of each phase at the end of July 1999 is shown in the table below:

     Assessment           100%
     Remediation          100%
     Testing              100%
     Implementation       100%
     Certification         82%

     The certification testing is expected to be completed by August 31, 1999.

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

     Through June 30, 1999, we have spent approximately $4.9 million addressing the Y2K issues and estimate that we will spend an additional $0.4 million during 1999. These costs will be funded through cash flows from operations.


Market Risk Sensitive Instruments

     We are exposed to interest rate risk through our Credit Agreement where we borrow at prevailing short-term variable rates. In order to manage our exposure to fluctuations in interest rates, we have entered into interest rate swap agreements which allow us to raise funds at floating rates and effectively swap them into fixed rates that are lower than those available if fixed rate borrowings were made directly. These derivative financial instruments are viewed as risk management tools and are entered into for hedging purposes only. We do not use derivative financial instruments for trading or speculative purposes. There has been no change in the $175 million outstanding notional amount of interest rate swaps since December 31, 1998 and the unrealized fair value of the swaps was a gain of $2.6 million at June 30, 1999.

Item 3.  Quantitative and Qualitative Disclosure About Market Risk

     The requirements of this Item are discussed in Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

     Reference is made to the discussion of legal proceedings found in the Annual Report on Form 10-K/A for the year ended December 31, 1998. New D&B has assumed the defense of the matters discussed therein and to the best of management's knowledge, there have been no material changes in the status of the proceedings referenced therein.

     Reference is made to the discussion of legal proceedings found in the Quarterly Report on Form 10-Q for the quarter ended March 31, 1999. As of the date of this report, the Company, together with Bell Atlantic, has filed a motion to dismiss the action and is awaiting plaintiffs' opposition papers. There have been no material changes in the status of the proceedings referenced therein.

     The Company is also involved in certain legal proceedings incidental to the normal conduct of its business. Although there can be no assurances, management believes that the outcome of such legal proceedings will not have a material adverse effect on the Company's financial position, results of operations or cash flows.

Item 4.  Submission of Matters to a Vote of Security Holders

     The Annual Meeting of Stockholders of R.H. Donnelley Corporation was held on April 27, 1999. At the meeting, the stockholders elected two directors to serve three-year terms expiring in 2002, elected to amend the Company's Restated Certificate of Incorporation to remove the foreign ownership restriction and ratified the appointment of PricewaterhouseCoopers to serve as independent accountants for the Company and its subsidiary for 1999. The number of votes cast for, against and abstained for each matter is as follows:

                       Votes       Votes          Votes
                        For        Against      Abstained
Election of Directors
Name
William G. Jacobi    30,312,723   161,630         --
Frank R. Noonan      30,331,695   142,658         --


Amendment of the
Company's Restated
Certificate of
Incorporation        27,491,440   178,301    118,587


Ratification of
PricewaterhouseCoopers
as independent accountants
for 1999             30,347,702    26,718     99,933

Item 6.  Exhibits and Reports on Form 8-K.

(a)  Exhibits

    Exhibit No.  Document

       3.1       Certificate of Incorporation of the Company

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

      *10.1     Severance Agreement and Release dated March 24, 1999 between
                Frederick J. Groser and the Company

      *10.2     Severance Agreement and Release dated July 23, 1999 between
                Alexander R. Marasco and the Company

      *27.1     Financial Data Schedule of the Company

      *27.2     Financial Data Schedule of Donnelley

      *27.3     Restated Financial Data Schedule of the Company / For 3 Mos.
                Ended March 31, 1999

      *27.4     Restated Financial Data Schedule of Donnelley / For 3 Mos.
                Ended March 31, 1999

* filed herewith

   (b) Reports on Form 8-K:

       None

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                               R.H. DONNELLEY CORPORATION


Date: August 12, 1999      By:  /s/ Philip C. Danford
                               _____________________________
                               Philip C. Danford
                               Senior Vice President and Chief Financial Officer



Date: August 12, 1999      By:  /s/ William C. Drexler
                               _____________________________
                               William C. Drexler
                               Vice President and Controller

                                SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                               R.H. DONNELLEY INC.


Date: August 12, 1999       By:  /s/ Philip C. Danford
                               _____________________________
                               Philip C. Danford
                               Senior Vice President and Chief Financial Officer



Date: August 12, 1999       By:  /s/ William C. Drexler
                               _____________________________
                               William C. Drexler
                               Vice President and Controller