Form 10-K405
period 1999-12-31
R H DONNELLEY CORP
filed 2000-03-27
CIK 30419

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

(Mark one)

(X)     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
                1934

For the fiscal year ended December 31, 1999

OR

( )     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                OF 1934

For the transition period from                                                     to

Commission file number 001-07155

R.H. DONNELLEY CORPORATION
(Exact name of registrant as specified in its charter)

Delaware (State of Incorporation)	13-2740040 (IRS Employer Identification No.)
One Manhattanville Road, Purchase N.Y. (Address of principal executive offices)	10577 (Zip Code)
Registrant's telephone number, including area code	(914) 933-6400
Securities registered pursuant to Section 12(b) of the Act:
Title of Class Common Stock, par value $1 per share	Name of Exchange on Which Registered New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      Yes X    No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [ X ]

The aggregate market value at March 1, 2000 of shares of the Registrant's common stock (based upon the closing price per share ($17.1875) of such stock on The New York Stock Exchange) held by non-affiliates of the Registrant was approximately $556,159,000. For purposes of this calculation, only those shares held by directors and executive officers of the Registrant have been excluded as held by affiliates. Such exclusion should not be deemed a determination or an admission by the Registrant that such individuals are, in fact, affiliates of the Registrant. At March 1, 2000, there were 32,422,752 outstanding shares of the Registrant's common stock.

(continued)

Commission file number 333-59287

R.H. DONNELLEY INC. *

(Exact name of registrant as specified in its charter)
Delaware State of Incorporation	36-2467635 (IRS Employer Identification No.)
One Manhattanville Road, Purchase N.Y. (IRS Employer Identification No.)	10577
Registrant's telephone number, including area code	(914) 933-6400

*    R.H. Donnelley Inc. is a wholly owned subsidiary of R.H. Donnelley Corporation. R.H. Donnelley Inc. became subject to the filing requirements of Section 15(d) on October 1, 1998 in connection with the public offer and sale of its 9 1/8% Senior Subordinated Notes. As of March 1, 2000, 100 shares of R.H. Donnelley Inc. common stock, no par value, were outstanding.

Documents Incorporated By Reference
Part III
Item 10	Directors and Executive Officers of the Registrant	Information pertaining to the Company's Directors can be found on pages 6 - 7 of the Company's Proxy Statement dated March 22, 2000.
Item 11	Executive Compensation	Pages 9 - 19 of the Company's Proxy Statement dated March 22, 2000.
Item 12	Security Ownership of Certain Beneficial Owners and Management	Pages 20 - 21 of the Company's Proxy Statement dated March 22, 2000.
Item 13	Certain Relationships and Related Transactions	Pages 6 - 8 of the Company's Proxy Statement dated March 22, 2000.

PART I

ITEM 1.     BUSINESS

Except where otherwise indicated, the terms "Company," "we," "us" and "our" refer to R.H. Donnelley Corporation and its wholly owned subsidiary, R.H. Donnelley Inc. ("Donnelley"). As of December 31, 1999, we had no other operations other than through this subsidiary; therefore, on a consolidated basis, our financial statements and the financial statements of Donnelley were substantially identical. Our executive offices are located at One Manhattanville Road, Purchase, NY 10577 and our telephone number is (914) 933-6400.

The Distribution

Prior to July 1, 1998, we operated as part of The Dun & Bradstreet Corporation (in the context of specifically describing the Distribution, referred to as "Old D&B," otherwise "D&B"). In December 1997, the Board of Directors of Old D&B approved in principle a plan to separate into two publicly traded companies - the Company and The New Dun & Bradstreet Corporation ("New D&B"). The distribution ("Distribution") was the method by which Old D&B distributed to its shareholders shares of New D&B common stock. On July 1, 1998, as part of the Distribution, Old D&B distributed to its shareholders shares of New D&B stock and Old D&B changed its name to R.H. Donnelley Corporation.

In connection with the Distribution, Donnelley entered into a $400 million secured credit facility ("Credit Agreement") and issued $150 million of 9-1/8% subordinated notes ("Notes"). Donnelley initially borrowed $350 million under the Credit Agreement and, together with the proceeds from the issuance of the Notes, distributed the net proceeds to D&B in connection with the Distribution. The borrowings under the Credit Agreement and the Notes are guaranteed by the Company. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources," for more information about this debt.

The Company

Together with our partnerships, we are the largest independent marketer of yellow pages advertising in the United States and we sold over $1 billion of yellow pages advertising in 1999. We also provide pre-press publishing services for yellow pages directories (including a majority of the directories for which we sell advertising). We have been in operation since 1886, and currently are the publisher or sales agent for approximately 300 directories with a total circulation of over 36 million. The Company has a diversified customer base of approximately 500,000 businesses, many of which rely on yellow pages directories as their principal or sole form of advertising.

We are strategically aligned on a long-term basis with the established, leading telephone service provider in each of our major markets. We provide yellow pages marketing and sales in Illinois (including Chicago), under a long-term contractual agreement with an affiliate of Ameritech Corporation ("Ameritech"), in New York State (including New York City), under long-term contractual agreements with affiliates of Bell Atlantic Corporation ("Bell Atlantic") and in Nevada (primarily Las Vegas) and Florida (primarily Tallahassee and Orlando), under long-term contractual agreements with affiliates of Sprint Corporation ("Sprint"). These agreements allow Ameritech, Bell Atlantic and Sprint to gain the benefits of our long-term presence in these markets, yellow pages marketing and publishing expertise, established infrastructure and performance-focused, non-union sales force. We benefit from these agreements since Ameritech, Bell Atlantic and Sprint publish the leading directories in terms of number of advertisers, utilization and distribution in the majority of these markets.

Our business is organized into three business segments: Directory Advertising Services ("DAS"), DonTech Partnership ("DonTech") and Directory Publishing Services ("DPS"). The DAS segment is comprised of our Bell Atlantic and Sprint business relationships, our independent proprietary Cincinnati operation and our share of the results of our joint venture ("Unicom Media Ltd.") with China United Telecommunications Corporation ("China Unicom"). While DonTech provides advertising sales of yellow pages and other directory products similar to our DAS segment, the partnership is considered a separate operating segment since, among other things, the employees of DonTech, including officers and managers, are not employees of the Company. DPS includes pre-press publishing and production services for yellow pages directories. See Note 13 to the Consolidated Financial Statements in Item 8 for further information regarding our business segments.

Directory Advertising Services

The DAS segment accounted for approximately 28% of total 1999 operating income. Operating income includes the revenues, direct costs and depreciation and amortization incurred by each business plus an allocation of certain shared operating and general and administrative expenses based on estimated business usage. Operating income from our Bell Atlantic and Sprint (including CenDon (as defined below)) businesses, after allocations, individually accounted for 10% or more of total operating income in 1999.

Bell Atlantic
Our relationship with Bell Atlantic began with a contract with New York Telephone Company entered into in 1909. Under the current agreement, which extends through 2005, we are the exclusive advertising sales agent for Bell Atlantic directories that cover substantially all of New York State, including New York City. The arrangement was originally with a subsidiary of NYNEX; however, as a result of the Bell Atlantic/NYNEX merger in 1997, the agreement was transferred to a subsidiary of Bell Atlantic. We earn sales commissions on the value of advertising we sell and recognize these commissions upon the signing of the related advertising contract.

In May 1998, Bell Atlantic appointed us the exclusive sales agent, beginning with directories published in 1999, for their 26 yellow pages directories in the Buffalo market in upstate New York. Another third-party sales agent had previously serviced these directories. The sales agency contract that governs this relationship continues until 2002, unless extended by Bell Atlantic.

Subject to regulatory approval and certain other conditions, Bell Atlantic agreed to merge with GTE Corporation ("GTE"), which currently conducts all of its yellow pages operations in-house. We do not presently believe that the proposed merger, currently scheduled to occur in the second quarter of 2000, will trigger any change under our current agreements with Bell Atlantic or that it will have any adverse impact on our relationship with Bell Atlantic, although no assurances can be given.

In 1997, we sold our Proprietary East ("P-East") yellow pages business to an independent yellow pages publisher and as part of the sale agreement, agreed to forego certain business activities, including yellow pages advertising sales, in certain mid-Atlantic states where Bell Atlantic operates. The restrictions on our business activities under this agreement expired in September 1999.

Sprint
Our relationship with Sprint began in 1980 when we began publishing directories for predecessors or affiliates of Central Telephone Company and United Telephone Company of Florida, both since merged into Sprint. Our relationship with Sprint consists of (i) a 50/50 partnership with a Sprint operating unit, known as the CenDon partnership ("CenDon"), and a sales agency arrangement with CenDon, and (ii) a sales agency arrangement with a separate operating unit of Sprint to provide yellow pages advertising sales, marketing and customer service in Sprint's greater Orlando, Florida marketplace.

In October 1999, MCI Worldcom Inc. ("Worldcom") agreed to acquire Sprint, subject to regulatory approval and certain other conditions. We do not presently believe that the proposed acquisition will trigger any change under our current agreements with Sprint (including the CenDon partnership agreement) or that it will have any adverse impact on our relationship with Sprint, although no assurances can be given.

CenDon. CenDon publishes directories in selected Sprint markets in Nevada (primarily Las Vegas), Florida, Virginia and North Carolina. We earn a 50% share of the operating results of CenDon and record our share as income from partnerships and related fees, a component of operating income.

In addition to our 50% interest in the profits of CenDon, under the partnership agreement, we provide yellow pages advertising sales, marketing and customer service on an exclusive basis to CenDon. We earn sales commissions on the value of advertising we sell and recognize these commissions as revenue upon the publication of the related directory. Additionally, under a separate agreement, we provide publishing services to CenDon as discussed below under "Directory Publishing Services." The current CenDon partnership agreement, including the sales agency arrangement, extends through December 2004.

Sprint Sales Agency. We are the exclusive sales agent in Sprint's greater Orlando, Florida marketplace. We earn sales commissions on the value of advertising we sell and recognize these commissions as revenue upon the signing of the related advertising contract. The contract that governs this relationship extends through 2004. Under the terms of this sales agency arrangement, Sprint had the right to terminate the arrangement, no later than March 1, 2000, based on the results of a five-year performance review. However, since we exceeded all performance targets, Sprint was not able to exercise this right. We also provide pre-press publishing services for Sprint's greater Orlando directories, as discussed below under "Directory Publishing Services."

Cincinnati Independent Directory
After our sales agency contract with Cincinnati Bell expired in 1997, we launched our own independent yellow pages directory in the Cincinnati area. Our initial directory was published in 1998 and our second annual directory was published during 1999. We recognize the full value of advertising sold as revenue when the directory is published.

Unicom Media Ltd.
During 1998, we entered into a joint venture with China Unicom to publish yellow pages directories and to offer Internet directory services in the People's Republic of China. Under the terms of the joint venture agreement, as amended, we acquired an 18.75% interest in Unicom Media Ltd. and agreed to invest cash of approximately $15.8 million. We also have an option to purchase an additional 12.5% interest in Unicom Media Ltd. for $10 million on or before November 5, 2000. At this time, we have not determined if we will exercise this option. Unicom Media Ltd. holds an 80% interest in Unicom Yellow Pages, the yellow pages directories operating subsidiary, and owns and operates ChinaBiG, a comprehensive, bilingual Internet directory. In March 2000, Unicom Media Ltd. published its initial directory for Shenzhen and began selling yellow pages advertising in Guangzhou. The joint-venture agreement gives us broad operational and management influence over, but not control of, the business.

In 1999, Unicom Media Ltd. received the necessary regulatory approvals and commenced directory operations. We recognize our share of the income or loss of Unicom Media Ltd. as income from partnerships and related fees. Other than our interest in Unicom Media Ltd., all of our operations are conducted in the United States.

Other Advertising Products
In addition to offering conventional print yellow pages advertising, we also offer bundled and separate advertising packages that include Internet and cable TV advertising. These services and products are being offered in various Bell Atlantic and Sprint markets as well as to our Cincinnati customers. We offer Bell Atlantic's web@once product, a web site creation service that includes multiple page web site design, search engine registration, a unique Web address and on-line statistics and information. In Sprint's Las Vegas market, we offer multiple page web site design and advertising products specifically tailored to the customer's needs through a relationship with InfoSpace.com. In Cincinnati, we sell a comprehensive offering that includes multiple page web site design and hosting, a unique Web address, e-mail capabilities and banner ads. In Cincinnati, this offering is currently available on a bundled basis to yellow pages advertising customers.

We also offer local cable television advertising through our Yellow Pages Television (YPTV®) product. YPTV is an innovative multimedia product that combines yellow pages advertising with local television spots. YPTV transforms a customer's yellow pages advertising into a commercial broadcast on local cable channels. This product is currently being offered to yellow pages advertisers in various Bell Atlantic, Sprint and Ameritech markets not covered under the DonTech relationship.

DonTech Partnership

We are a 50% partner in the DonTech partnership, which acts as the exclusive sales agent, in perpetuity, for yellow pages directories published by Ameritech in Illinois and northwest Indiana. Our relationship with telephone companies owned by Ameritech began in 1908 with the Chicago Telephone Company. Since then, the Company has had a variety of contractual relationships with Ameritech, including a series of partnerships. The latest partnership agreement was signed in August 1997 with an operating unit of Ameritech, which changed the structure of the then existing DonTech partnership ("DonTech I") to the current DonTech partnership. In addition to receiving 50% of the profits generated by DonTech, we also receive direct fees from Ameritech, which are tied to advertising sales generated by DonTech. Income from these sources is recorded as income from partnerships and related fees. We also provide pre-press publishing services to DonTech as discussed below under "Directory Publishing Services." The DonTech partnership accounted for 95% of total operating income in 1999. Operating income from DonTech includes only our share of DonTech's operating results and does not include an allocation of certain shared general and administrative expenses incurred to support this business.

In October 1999, Ameritech merged with SBC Communications Inc. ("SBC"), and as a result, Ameritech and its operating units are now controlled by SBC. The merger did not trigger any change to the current agreement governing the DonTech partnership and we do not presently believe that the merger will have any adverse impact on the DonTech partnership or our relationship with Ameritech, although no assurances can be given.

Directory Publishing Services

We provide pre-press publishing services for yellow pages directories, including advertisement creation, sales contract management, listing database management, sales reporting and commissions, pagination, billing services and imaging, to certain existing customers and other yellow pages publishers under separately negotiated contracts. Our publishing center in Raleigh, North Carolina utilizes digital technology and custom designed relational databases to support the entire yellow pages advertising sales and publishing process on an integrated basis, from lead generation and sales presentation, to advertisement creation and printer-ready final output. We also have a graphics center in Dunmore, Pennsylvania that produces artwork for the majority of advertisements and specialty pages included in the directories for which we provide publishing services. The Dunmore graphics center is electronically integrated with the Raleigh publishing center.

Under an agreement that extends through December 2003, we provide certain publishing services for Ameritech's Illinois and northwest Indiana directories. Additionally, pursuant to a separate Publishing Services Agreement, we provide certain publishing services to CenDon. We also provide certain publishing services for Sprint's greater Orlando directories pursuant to our sales agency agreement. The fees for such services are based on a separate pricing schedule. The publishing services portion of both the CenDon and Sprint relationships technically terminated December 31, 1999, although we continue to provide such services based upon verbal agreements. We are currently in the process of renegotiating new publishing services agreements for CenDon and Sprint; however, no assurances can be given that we will reach an agreement to continue to provide publishing services to CenDon and Sprint. In addition, we provide publishing services to the purchaser of our P-East business pursuant to an agreement that extends through 2002.

The DPS segment incurred an operating loss after allocations of certain shared operating and general and administrative expenses that accounted for (4)% of total 1999 operating income.

Internet Marketing and E-Commerce Services

In February 2000, we announced a new initiative, known as "Get Digital SmartSM", designed to deliver a comprehensive package of Internet marketing and e-commerce services to small and medium-sized businesses. Through a number of agreements with leading providers of Internet services, we offer a variety of services, including web-site design and hosting, e-commerce capabilities, services to drive traffic and exposure and Internet connectivity. This new initiative will be marketed initially in the Miami/Fort Lauderdale, Florida area. We expect to expand during 2000 into other markets where we do not presently provide services, depending upon our results in southern Florida.

Competition

Yellow Pages Advertising Sales
With respect to the business conducted by our Directory Advertising Services and DonTech segments, we experience competition for yellow pages advertising sales to varying degrees in our markets from the sales forces of yellow pages publishers with which we are either not affiliated or with divisions of such companies for which we do not provide sales agency services. All of the telephone companies with which we are affiliated currently market yellow pages advertising with internal sales forces in many of the markets in which we do not provide sales agency services. In addition, our competitors include other local telephone companies, independent publishers (publishers that are not affiliated with any telephone company) and national yellow pages sales agents. In the majority of our markets, we benefit from our long-term contractual relationships with operating units of the largest potential competitor in a directory market, Ameritech, Bell Atlantic and Sprint. The market position of local telephone companies, including those with which we have relationships, may be adversely impacted by the Telecommunications Act of 1996, which effectively opened local telephone markets to increased competition. There is also competition for advertising sales from other media, including newspapers, magazines, radio, direct mail, online information services, television and cable television. Additionally, advances in technology have brought to the industry new participants, new products and new channels, including increasing use of the Internet as an advertising media.

Publishing Services
With respect to the business conducted by our Directory Publishing Services segment, yellow pages publishers that are not our customers typically derive such services from internal divisions or through independent providers of such services or some combination of both. Many telephone companies and many of the significant independent yellow pages publishers are making investments to acquire publishing services technology similar to the technology used at our Raleigh publishing center.

Internet Marketing and E-Commerce Services
With respect to our new Get Digital Smart line of business, based upon market research we have commissioned, we believe that this market is highly fragmented, with most companies providing limited product and service offerings. Through our agreements with leading providers of Internet services described above, we expect to benefit from, and compete successfully based upon, our ability to offer our target audience, the small to medium-sized local business, an efficient, comprehensive, bundled Internet marketing solution at a competitive price.

While we believe that in many of the local markets in which we may elect to compete, many companies already offer, and many more intend to soon offer, individual Internet-based marketing services, including Web-site design, hosting and maintenance services, e-commerce capabilities, banner advertising and Internet connectivity, we do not anticipate that many of these companies will be able to offer the full range of services that our relationships with key Internet service providers will allow us to offer. We expect to face competition in our sales of Internet marketing and e-commerce products and services in these markets from a broad range of competitors, from large, nationally recognized telephone, media and Internet services companies to small, local businesses. We believe that we have strong name recognition among our target audience due to our more than 100 years serving the small business community in several major metropolitan areas across the United States, although some of these competitors may have better name recognition and/or greater financial resources. These competitors will likely include Internet yellow pages companies, Internet advertising agencies, Internet service providers, e-commerce solutions companies, Internet portal companies and graphic designers. Additionally, the increasing use of the Internet by consumers and businesses as a means to transact business may result in the development of new technologies and services that could compete with our products and services. We intend to update our product offering to keep it competitive, although there can be no assurances that we will be able to successfully compete in responding to all such developments.

Employees

As of December 31, 1999, we had over 1,500 full-time employees. This number does not include the employees of DonTech. None of our employees are covered by collective bargaining agreements, and we consider relations with our employees to be good.

Executive Officers of the Registrant

The following table sets forth information concerning the individuals who serve as executive officers of the Company as of March 1, 2000.
Name Frank R. Noonan Philip C. Danford David C. Swanson Judith A. Norton Stephen B. Wiznitzer Lyle P. Wolf	Age 57 56 45 56 49 52

                          Position(s)
Chairman of the Board, President and Chief Executive Officer
Senior Vice President and Chief Financial Officer
Senior Vice President - Directory Services
Senior Vice President - Human Resources
Senior Vice President and General Counsel
Senior Vice President - Business Development

The following table sets forth information concerning the individuals who serve as executive officers and directors of Donnelley as of March 1, 2000.
Name Frank R. Noonan Philip C. Danford David C. Swanson Judith A. Norton Stephen B. Wiznitzer Lyle P. Wolf	Age 57 56 45 56 49 52

                          Position(s)
Director, President and Chief Executive Officer
Director, Senior Vice President and Chief Financial Officer
President - Directory Services
Senior Vice President - Human Resources
Director, Senior Vice President and General Counsel
Senior Vice President - Strategic Marketing and Business Development

Frank R. Noonan has been a director of the Company since April 1998, a director of Donnelley since February 1995, President since August 1991, and has been Chairman and Chief Executive Officer of the Company and Donnelley since June 1998. Mr. Noonan was a director of D&B from April 1998 to June 1998. Mr. Noonan joined D&B in 1989 as Senior Vice President Finance of Dun & Bradstreet Information Services and served in that capacity until August 1991 when he was elected President of Donnelley. Prior to joining D&B, Mr. Noonan served as Senior Vice President and Chief Financial Officer of UNUM Corporation and in various financial positions for the General Electric Company. Mr. Noonan is Vice Chairman of the Board of Trustees for New York United Hospital Medical Center, a member of the Boards of Trustees of Manhattanville College and the University of New Hampshire Foundation, Vice Chairman of the Board of Governors for the Buick Classic, and a member of the Board of Directors of the Yellow Pages Publishers Association.

Philip C. Danford has been Senior Vice President and Chief Financial Officer and a director of Donnelley since March 1998 and has been Senior Vice President and Chief Financial Officer of the Company since June 1998. Previously, Mr. Danford served as Vice President and Treasurer for D&B from September 1992. In 1988, Mr. Danford joined D&B as Assistant Treasurer. Before joining D&B, Mr. Danford served as Vice President and Treasurer at The Perkin-Elmer Corporation and as Assistant Vice President and Manager at W.R. Grace & Co.

David C. Swanson was appointed President of the Directory Services division in March 1999, and has served as a Senior Vice President of the Company since June 1998. Prior to becoming the division president, he served as Donnelley's Executive Vice President-Corporate Strategy since June 1998. Prior thereto, Mr. Swanson was an Executive Vice President and General Manager for Proprietary Operations from July 1997, an Executive Vice President Sales for Donnelley from October 1995, Donnelley's Vice President and General Manager of Cincinnati Operations from September 1993, an Assistant Vice President-Operations for Donnelley from January 1993 and a General Sales Manager for Donnelley from January 1992.

Judith A. Norton has been Senior Vice President-Human Resources of the Company since June 1998 and has served as Donnelley's Senior Vice President-Human Resources since January 1998. Prior thereto, Ms. Norton was an independent human resources consultant from January 1997, a Senior Vice President-Human Resources for The Chase Manhattan Bank from April 1996, and a Senior Vice President and Director of Staffing and Development for Chemical Bank from January 1991.

Stephen B. Wiznitzer has been Senior Vice President and General Counsel of Donnelley since 1997, and has been a director of Donnelley and Senior Vice President and General Counsel of the Company since June 1998. Prior thereto, Mr. Wiznitzer served as counsel for NYNEX Corporation from 1989. Earlier, Mr.Wiznitzer had been Senior Counsel for SSMC, Inc. from 1986.

Lyle P. Wolf has been Senior Vice President-Strategic Marketing and Business Development for Donnelley since July 1998 and has served as Senior Vice President-Business Development for the Company since April 1999. He served as Vice President of Business Development for Donnelley from July 1997. Prior thereto, he served as Vice President-Product Management since September 1994. Before joining Donnelley, Mr. Wolf was Director of the New Publications Division of Universal Media and Director of Business Development for Murdoch Electronic Publishing, a division of News Corp.

ITEM 2.     PROPERTIES

We lease 20 sales offices located in 8 states used by our DAS segment and conduct our publishing operations from two leased facilities. Our main publishing facility center is located in a 55,000 square foot building in Raleigh, North Carolina and our graphics center is located in a 20,000 square foot building in Dunmore, Pennsylvania. We also lease approximately 72,000 square feet for our administrative headquarters and offices in Purchase, New York.

ITEM 3.     LEGAL PROCEEDINGS

Rockland Yellow Pages
In April 1999, Sandy Goldberg, Dellwood Publishing, Inc. and Rockland Yellow Pages initiated a lawsuit against Donnelley and Bell Atlantic in the United States District Court of the Southern District of New York. The Rockland Yellow Pages is a proprietary directory that competes against a Bell Atlantic directory in the same region, for which Donnelley is the sales agent. The complaint alleges that the defendants disseminated false information concerning the Rockland Yellow Pages, which has resulted in damages to the Rockland Yellow Pages. The plaintiffs are alleging a variety of claims including RICO violations, antitrust violations and Lanham Act violations. They are seeking damages in excess of $30 million, which amount plaintiffs are seeking to have trebled under the antitrust laws. In addition, the plaintiffs are also seeking punitive damages in an unspecified amount. Management intends to mount a vigorous defense of Donnelley in this matter. In June 1999, the defendants filed a motion to dismiss this complaint. In September 1999, the plaintiffs filed papers in opposition to defendants' motion to dismiss and in November 1999, the defendants answered these opposition papers and again moved to dismiss the complaint. A hearing on this motion has not yet been scheduled. In February 2000, Yellow Book USA, Ltd., one of the Company's primary competitors, acquired Dellwood Publishing, Inc. At this preliminary stage in the proceedings, management is unable to predict the outcome of this matter, but presently believes that the resolution of the action will not have a material adverse effect on the Company's financial position or results of operations.

Information Resources
In July 1996, Information Resources, Inc. ("IRI") filed a complaint in the United States District Court for the Southern District of New York, naming as defendants the Company (as successor of Old D&B), ACNielsen Company and IMS International Inc., each former subsidiaries of D&B ("IRI Action"). The complaint alleges, among other things, various violations of the antitrust laws and seeks damages in excess of $350 million, which IRI is seeking to have trebled under the antitrust laws. IRI also seeks punitive damages of an unspecified amount. Under the definitive agreement entered into in connection with the Distribution (the "Distribution Agreement"), New D&B has assumed the defense and will indemnify the Company against any payments to be made by the Company or Donnelley in respect of the IRI Action, under the Indemnity and Joint Defense Agreement entered into in connection with the Distribution or otherwise, including any ongoing legal fees and expenses related thereto. Management presently believes that New D&B has sufficient financial resources and/or borrowing capacity to satisfy all such liabilities and to reimburse the Company for all costs and expenses incurred. Management does not believe that the previously announced separation of Moody's from New D&B would have a material adverse impact on these indemnity rights of the Company because, under the Distribution Agreement, New D&B would be obligated to cause Moody's to agree to be jointly and severally liable with New D&B for those indemnity obligations to the Company.

Tax Matters
Certain tax planning strategies entered into by Old D&B are currently subject to review by tax authorities. The Internal Revenue Service (the "IRS") is currently reviewing Old D&B's utilization of certain capital losses during 1989 and 1990. While the IRS has not issued a formal assessment with respect to these transactions, the IRS has assessed other companies that had entered into similar types of transactions, and New D&B expects the IRS to issue an assessment during the second quarter of 2000. If an assessment is made and should the IRS prevail, the total cash obligation to the IRS at December 31, 1999, would approximate $550 million for taxes and accrued interest. Pursuant to a series of agreements, IMS Health Incorporated ("IMS") and Nielsen Media Research, Inc. ("NMR") (both of which are former subsidiaries of D&B) are each jointly and severally liable to pay 50%, and Old D&B is liable for the remaining 50% of any payments for taxes and accrued interest arising from this matter and certain other potential tax liabilities after Old D&B pays the first $137 million of tax liability. As explained above, as a result of the form of the Distribution, the Company is the corporate successor of, and the taxpayer referred to herein as, Old D&B. However, pursuant to the terms of the Distribution Agreement and the Tax Allocation Agreement executed in connection with the Distribution, New D&B has assumed the defense and will indemnify the Company and Donnelley against any payments to be made by the Company or Donnelley in respect of any tax liability that may be assessed and any costs and expenses relating thereto, including any ongoing legal fees and expenses related thereto. Accordingly, management believes that such tax liabilities and the costs and expenses relating thereto will have no material adverse impact on the consolidated financial position or results of operations of the Company. Further, management presently believes that New D&B, IMS and NMR have sufficient financial resources and/or borrowing capacity to satisfy all such liabilities and to reimburse the Company for all costs and expenses relating thereto. Management does not believe that the previously announced separation of Moody's from New D&B would have a material adverse impact on these indemnity rights of the Company because, under the Distribution Agreement, New D&B would be obligated to cause Moody's to agree to be jointly and severally liable with New D&B for those indemnity obligations to the Company.

Other than the matters described above, the Company and Donnelley are involved in legal proceedings, claims and litigation arising in the ordinary conduct of its business. Although there can be no assurances, management presently believes that the outcome of such legal proceedings will not have a material adverse affect on the Company's financial position, results of operations or cash flows.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the quarter ended December 31, 1999.

PART II

ITEM 5.      MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
                     STOCKHOLDER MATTERS

As discussed above (Item 1, "Business - The Distribution"), the Distribution was completed on June 30, 1998. Accordingly, as of July 1, 1998, the Company's common stock began trading on the New York Stock Exchange under the symbol "RHD." The table below indicates the high and low sales price of the Company's common stock and the dividends paid for each period.

Price Per Share		Dividends Paid
High	Low	Per Share
1998
3rd Quarter	$19.38	$10.75	$0.175
4th Quarter	$14.94	$10.13	$0.175

1999
1st Quarter	$17.69	$14.38	--
2nd Quarter	$19.75	$15.13	--
3rd Quarter	$20.25	$16.63	--
4th Quarter	$19.50	$17.25	--

At March 1, 2000, there were approximately 8,500 holders of record of the common stock. In 1998, the Company announced that it would cease paying a quarterly dividend after the payment of the fourth quarter 1998 cash dividend. The Company's Credit Agreement and the Indenture governing the Notes contain various financial restrictions that may place limitations on the ability of the Company to pay dividends in the future (see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources"). The Company does not expect to pay dividends for the foreseeable future.

ITEM 6.     SELECTED FINANCIAL DATA

The selected financial data of the Company at December 31, 1999, 1998, 1997 and 1996 and for each of the five years in the period ended December 31, 1999 are derived from the audited consolidated financial statements of the Company. The historical selected financial data at December 31, 1995 is unaudited but includes, in the opinion of management, all necessary adjustments for a fair presentation in conformity with generally accepted accounting principles. The Company's audited consolidated financial statements are presented as if the Company was a stand-alone entity for all periods and includes allocations through the date of Distribution of certain D&B assets, liabilities and general and administrative expenses related to the business. Management believes these allocations were reasonable; however, the amounts below do not include additional costs that management believes the Company would have incurred if it were a stand-alone entity for all periods prior to the Distribution. The information set forth below should be read in conjunction with the audited Consolidated Financial Statements and related notes in Item 8 and with Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Years Ended December 31,
(in thousands, except per share data)	1999	1998	1997	1996	1995
Statement of Operations Data (1):
Revenues	$185,154	$169,090	$238,823	$268,937	$321,940
Income from partnerships and related fees	139,181	135,854	130,171	132,945	137,180
Operating income	129,906	125,235	134,470	166,658	182,795
Net income	55,151	61,268	84,743	77,645	108,397

Earnings Per Share :
Basic	$1.64	$ 1.79	$ 2.48	$ 2.28	$ 3.20
Diluted	$1.61	$ 1.77	$ 2.48	$ 2.28	$3.19

Shares Used in Computing Earnings Per Share
Basic	33,676	34,237	34,153	34,003	33,904
Diluted	34,159	34,522	34,213	34,058	33,977

Dividends per share	--	$ 0.35	--	--	--

Balance Sheet Data (1):
Total assets	$395,406	$385,841	$377,507	$497,683	$520,214
Long-term debt	435,000	464,500	--	--	--
Shareholders' equity (deficit)	(192,811)	(224,770)	255,807	376,478	386,565

Advertising Sales Data (unaudited) (1, 2):
Calendar cycle	$1,066,728	$991,575	$1,064,745	$1,110,597	$1,145,944
Publication cycle	1,045,132	989,282	1,082,572	1,076,937	1,078,200

(1)    The selected financial data above include amounts related to businesses that were sold during 1997 and 1996. To facilitate comparison of the financial data, the amounts related to these businesses included above are as follows:
	1997	1996	1995
Revenues	$77,979	$97,263	$140,104
Income from partnerships and related fees	1,724	1,710	1,739
Operating income	10,969	18,587	22,250
Total assets	--	80,962	131,751
Advertising sales (calendar and publication cycle) (2)	73,753	89,939	133,389

         See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Factors Affecting Comparability" for a discussion of certain factors which affect the comparability of the information presented in this table.

(2)   Advertising sales represent the billing value of advertisements sold for an annual directory by the Company and DonTech. Management reviews the performance of the operating segments on, among other things, the advertising sales generated on a calendar cycle and a publication cycle basis. Calendar cycle advertising sales represent the billing value of advertisements sold for an annual directory stated on the same basis for which revenue is recognized in the consolidated financial statements (that is, when a sales contract is signed where the Company acts as a sales agent and when a directory is published where the Company acts as the publisher). Management believes that an additional useful measurement of sales performance is the publication cycle basis. This method measures sales based on the value of an annual directory according to its publication date regardless of the Company's role and the recognition of revenue in the consolidated financial statements. If a directory publication date changes from one year to the next, the prior year publication date is adjusted to conform to the present year to maintain comparability.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                   OPERATIONS

The matters discussed in this Form 10-K of R.H. Donnelley Corporation (the "Company") and R.H. Donnelley Inc. ("Donnelley") contain forward-looking statements subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. Where applicable, the words "believe," "expect," "anticipate," "should," "planned," "estimated," "potential," "goal," "outlook" and similar expressions, as they relate to the Company, Donnelley or its management, have been used to identify such forward-looking statements. Regardless of any such identifying phrases, these statements and all other forward-looking statements reflect the Company's and Donnelley's management's current beliefs and specific assumptions with respect to future business decisions and results, as well as general market conditions, and are based on information currently available. Accordingly, the statements are subject to significant risks, uncertainties and contingencies which could cause the Company's and Donnelley's actual operating results, performance or business prospects to differ materially from those expressed in, or implied by, these statements. Such risks, uncertainties and contingencies include the following: (1) loss of market share through competition; (2) uncertainties caused by the consolidation of the telecommunications industry; (3) introduction of competing products or technologies by other companies, especially Internet-related products and services competitive with the Internet-related services recently implemented by the Company; (4) complexity and uncertainty regarding the development and/or deployment of new high-technology products, including the Internet-related services recently implemented by the Company, as well as uncertainty regarding the acceptance rate of such services by the small business community; (5) pricing pressures from competitors and/or customers; (6) changes in the yellow pages industry and markets; and (7) a sustained economic downturn in the United States.

The Company

Except where otherwise indicated, the terms "Company," "we," "us" and "our" refer to R.H. Donnelley Corporation and its wholly owned subsidiary, R.H. Donnelley Inc. ("Donnelley"). As of December 31, 1999, we had no other operations other than through this subsidiary; therefore, on a consolidated basis, our financial statements and the financial statements of Donnelley were substantially identical.

Our business is organized into three business segments: Directory Advertising Services ("DAS"), DonTech Partnership ("DonTech") and Directory Publishing Services ("DPS"). Within our DAS segment, we provide advertising sales and marketing services for yellow pages and other directory products under long-term sales agency agreements and partnerships with operating units of major telephone companies, through our own independent proprietary operation and through a joint venture interest. We act as a sales agent in New York State for an operating unit of Bell Atlantic Corporation ("Bell Atlantic") and in Florida for an operating unit of Sprint Corporation ("Sprint"). We serve as the sales agent and publisher for the CenDon partnership ("CenDon"), a 50/50 partnership with an operating unit of Sprint that was formed to publish directories in Florida, Nevada, Virginia and North Carolina. We also publish our own independent yellow pages directory in the Cincinnati area. We have an 18.75% equity interest in a joint venture ("Unicom Media Ltd.") with China United Telecommunications Corporation ("China Unicom") to publish yellow pages directories and to offer Internet directory services in the People's Republic of China. Due to their similarities, we aggregate these businesses in our DAS segment. Sales commission revenue from the Bell Atlantic and Sprint sales agency operations are recognized when an advertising contract is signed with a customer. Sales commission revenue from CenDon and revenue from the sale of advertising in our independent Cincinnati directory are recognized when a directory is published, since in each case we are the publisher.

We are a 50% partner in DonTech, which acts as the exclusive sales agent for yellow pages directories published by Ameritech Corporation ("Ameritech") in Illinois and northwest Indiana. Our partner in DonTech was initially an operating unit of Ameritech, which since the merger of SBC Communications Inc. ("SBC") and Ameritech in October 1999, is now controlled by SBC. This merger did not trigger any change to the agreement governing the DonTech partnership. In addition to our 50% interest in the profits of DonTech, we receive direct fees ("Revenue Participation") from an operating unit of SBC, which are tied to advertising sales. While DonTech provides advertising sales of yellow pages and other directory products similar to our DAS segment, the partnership is considered a separate operating segment since, among other things, the employees of DonTech, including officers and managers, are not our employees.

Within the DPS segment, we provide pre-press publishing services for yellow pages directories, including advertisement creation, sales contract management, listing database management, sales reporting and commissions, pagination, billing services and imaging, to other yellow pages publishers and certain existing customers under separately negotiated contracts. Revenue is recognized on a straight-line basis throughout the year as the services are performed.

Recent Developments

In February 2000, we announced a new initiative, known as "Get Digital SmartSM", designed to deliver a comprehensive package of Internet marketing and e-commerce services to small and medium-sized local businesses. Through a number of agreements with leading providers of Internet technology and services, we offer a variety of services, including Web-site design and hosting, e-commerce capabilities, services to drive traffic and exposure and Internet connectivity. This new initiative will be marketed initially in the Miami/Fort Lauderdale, Florida area. We expect to expand during 2000 into other markets where we do not presently provide services, depending upon our results in southern Florida.

Factors Affecting Comparability

Prior to July 1, 1998, we operated as part of The Dun & Bradstreet Corporation (in the context of specifically describing the Distribution, referred to as "Old D&B," otherwise "D&B"). In December 1997, the Board of Directors of Old D&B approved in principle a plan to separate into two publicly traded companies - R.H. Donnelley Corporation and The New Dun & Bradstreet Corporation ("New D&B"). The distribution ("Distribution") was the method by which Old D&B distributed to its shareholders shares of New D&B common stock. On July 1, 1998, as part of the Distribution, Old D&B distributed to its shareholders shares of New D&B stock and Old D&B changed its name to R.H. Donnelley Corporation.

The historical consolidated financial statements reflect the financial position, results of operations and cash flows as if we were a stand-alone entity for all periods presented. The historical consolidated financial statements include allocations through the date of the Distribution of certain D&B general and administrative expenses related to our business. Management believes these allocations were reasonable; however, management believes that these costs are not indicative of the costs that would have been incurred had we performed or provided these functions as a separate entity. Management estimates that general and administrative expenses would have been approximately $4.4 million and $8.6 million higher than the amounts allocated from D&B during the first six months of 1998 and the full year of 1997, respectively. Additionally, in connection with the Distribution, we issued Debt (as defined under "Liquidity and Capital Resources") and management estimates that additional interest expense of $18.4 million and $42.7 million would have been incurred in 1998 and 1997, respectively, assuming the Debt was outstanding as of January 1, 1997.

Also affecting the comparability of prior period results was the sale of our Proprietary-East ("P-East") business in December 1997, the expiration of our sales agency contract with Cincinnati Bell in August 1997 and our appointment by Bell Atlantic as the exclusive sales agent to service their 26 yellow pages directories in the Buffalo, New York market in May 1998. After our contract with Cincinnati Bell expired, we launched our own independent yellow pages directory in the Cincinnati area and published our initial directory in August 1998.

All 1998 and 1997 data included herein have been restated to reflect a change in the recording of revenue for certain directories in the Sprint relationship. See our prior year Form 10-K/A for further details.

RESULTS OF OPERATIONS - 1999 vs. 1998 and 1998 vs. 1997

Advertising Sales

Calendar Cycle Basis
Calendar cycle advertising sales represent the billing value of advertisements sold for an annual directory by the Company and DonTech in a given calendar year. These sales are recognized on the same basis on which revenues are recognized (that is, when a sales contract is signed where we are a sales agent or when the directory is published where we are the publisher of the directory). The selling of advertising for a specific directory is managed as a sales campaign. The typical sales campaign begins approximately six to eight months prior to the scheduled publication date. As a result, where we act as a sales agent, the amount of calendar sales can fluctuate from the prior year due to various factors, including changes in the actual commencement date of the sales campaign and the timing of sales during the sales campaign.

Advertising sales were $1,066.7 million, $991.6 million and $1,064.7 million in 1999, 1998 and 1997, respectively. However, the 1997 sales amount includes advertising sales from our P-East business of $73.8 million. Excluding these sales for comparability purposes, advertising sales for 1997 were $990.9 million. Calendar cycle sales for DAS and DonTech, excluding the sales from P-East, for each of the last three years, were as follows:
			1999 vs. 1998			1998 vs. 1997
	1999	1998	Change		1997	Change
(in millions)
DAS	$ 634.4	$ 562.4	$72.0	12.8%	$ 582.3	$(19.9)	(3.4)%
DonTech	432.3	429.2	3.1	0.7%	408.6	20.6	5.0%
Total	$1,066.7 ======	$991.6 =====	$75.1 ====	7.6%	$ 990.9 =====	$ 0.7 ====	0.1%

Calendar cycle sales for DAS increased $72.0 million, or 12.8% in 1999 compared to 1998 primarily due to an increase of 17.2% in the Bell Atlantic markets and 3.6% in the Sprint markets. Approximately half of the increase in Bell Atlantic sales was due to the addition of Bell Atlantic's Buffalo market and the remaining increase was due to improving performance in some directories and higher sales in other directories as a result of timing. We started selling advertising in the Buffalo market in October 1998; therefore, calendar cycle sales of $6.3 million in 1998 represented only three months of operations. The increase in the Sprint markets in 1999 was primarily due to growth in the Las Vegas, Tallahassee and Central Florida directories. Calendar sales for the Cincinnati directory decreased $0.6 million in 1999 compared to 1998. Calendar sales at DonTech in 1999 were adversely affected by certain systems problems related to the administration of billing and collections functions, whereby the sales force for the Chicago 2000 directory campaign continued to sell to customers which they believed were paying on a timely basis but which were actually past due and ultimately withdrawn from the Chicago directory. We believe that the underlying systems problems have largely been addressed, although we expect some residual effects in 2000 as our results steadily improve throughout the year, with a return to normal growth rates during the fourth quarter.

Advertising sales for DAS decreased $19.9 million, or 3.4% in 1998 compared to 1997; however, 1997 sales included sales under our sales agency agreement with Cincinnati Bell, which expired in August 1997. The loss of these sales was partially offset by sales from our independent yellow pages directory. Adjusting for the impact of this change for comparability purposes, sales for DAS increased $20.5 million, or 3.9% in 1998 compared to 1997. This increase was driven by growth of 7.0% in the Sprint markets, particularly the Las Vegas, Hickory and Tallahassee areas, and a 2.6% increase in the Bell Atlantic markets. The increase in the Bell Atlantic markets was primarily due to $6.3 million of sales in the Buffalo market. Advertising sales for DonTech increased $20.6 million, or 5.0% in 1998 compared to 1997, primarily due to strong growth in Chicago and surrounding areas.

Publication Cycle Basis
Management believes that an additional useful measurement of sales performance is the publication cycle basis. This method measures sales based on the value of an annual directory according to its publication date regardless of when the advertising for that directory was sold. If a directory publication date changes from one year to the next, the prior year publication date is adjusted to conform to the present year to maintain comparability. Accordingly, publication cycle sales in 1998 have been adjusted from the amounts reported in the prior year to reduce DAS by $0.5 million and increase DonTech by $5.8 million to conform to the 1999 publication dates. Similarly, publication cycle sales in 1997 have been adjusted to reduce DAS by $1.2 million and increase DonTech by $5.7 million. Also in 1999, Sprint took over responsibility for national advertising sales for Central Florida in consideration for an annual fee payable to us. Consequently, there were no national advertising sales in 1999 and accordingly, to conform to the 1999 presentation, national sales of $6.1 million and $5.7 million have been excluded from 1998 and 1997 publication cycle sales for DAS, respectively.

Advertising sales under the publication cycle basis were $1,045.1 million, $989.3 million and $1,082.6 million in 1999, 1998 and 1997, respectively. However, the 1997 sales amount included advertising sales from our P-East business of $73.8 million. Excluding these sales for comparability purposes, advertising sales for 1997 were $1,008.8 million. Publication cycle sales for DAS and DonTech, excluding the sales from P-East, for each of the last three years, were as follows:
			1999 vs. 1998			1998 vs. 1997
	1999	1998	Change		1997	Change
(in millions)
DAS	$ 617.5	$580.4	$ 37.1	6.4%	$ 617.6	$(37.2)	(6.0)%
DonTech	427.6	408.9	18.7	4.6%	391.2	17.7	4.5%
Total	$1,045.1 ======	$989.3 =====	$ 55.8 ====	5.6%	$1,008.8 ======	$(19.5) =====	(1.9)%

Publication cycle advertising sales for DAS increased $37.1 million, or 6.4% in 1999 compared to 1998 primarily due to sales in the Buffalo market. Sales at DonTech increased $18.7 million, or 4.6% due to overall growth in the DonTech markets.

Advertising sales for DAS decreased $37.2 million, or 6.0% in 1998 compared to 1997. However, 1997 sales included sales under our sales agency agreement with Cincinnati Bell. Adjusting for the impact of the change in the Cincinnati operations, sales for DAS in 1998 were essentially unchanged from 1997. Strong growth of 7.1% in the Sprint markets was offset by a 2.0% decline in sales in the Bell Atlantic markets. This decrease was driven primarily by lower sales in the New York City area.

Advertising sales from DonTech in 1998 increased $17.7 million, or 4.5% over 1997 due to growth in the DonTech markets and sales efficiencies as a result of the completion of the final phase of a two-year initiative to rebalance the publication schedules for the Ameritech directories.

Revenues

Revenues for 1999 increased $16.1 million, or 9.5% to $185.2 million compared to $169.1 million in 1998. Revenues for 1998 decreased $69.7 million, or 29.2% from 1997 revenues of $238.8 million. However, the 1997 amount included revenue of $78.0 million from the P-East business. Excluding this revenue for comparability purposes, 1998 revenues of $169.1 million increased $8.3 million, or 5.2% over 1997 revenues of $160.8 million. Revenue by segment, excluding P-East revenue, for each of the last three years was as follows:
			1999 vs. 1998			1998 vs. 1997
	1999	1998	Change		1997	Change
(in millions)
DAS	$153.8	$137.2	$16.6	12.1%	$135.7	$ 1.5	1.1%
DPS	31.4	31.9	(0.5)	(1.6)%	25.1	6.8	27.1%
Total	$185.2 =====	$169.1 =====	$16.1 ====	9.5%	$160.8 =====	$ 8.3 ====	5.2%

Directory Advertising Services Segment
The increase in DAS revenue of $16.6 million was primarily due to higher revenue from Bell Atlantic ($14.5 million) as a result of higher sales, approximately half of which came from the addition of the Buffalo markets, and higher fees earned from the sale of our Yellow Pages Television (YPTV®) product ($2.2 million) due to an increase in volume. Revenue from the Sprint markets also increased ($0.5 million), but was offset by a decrease in revenue from the Cincinnati directory ($0.6 million). The increase in DAS revenue in 1998 over 1997 was due to strong growth in the Sprint markets ($6.0 million), principally Nevada and Florida, partially offset by a decrease due to weakness in the Bell Atlantic market ($2.0 million) and the change in the Cincinnati operation ($2.5 million).

Directory Publishing Services Segment
DPS revenue in 1999 was essentially unchanged from 1998. The increase in 1998 revenue compared to 1997 was the result of a new long-term contract with the purchaser of the P-East business.

Costs and Expenses

Operating expenses in 1999 of $138.4 million were $15.0 million, or 12.2% higher than operating expenses of $123.4 million in 1998. This increase was due to an increase in sales costs and commissions of $8.8 million due to the increase in sales and enhancements to our commission plans. Costs associated with the sale of our YPTV product increased $1.7 million corresponding to the increase in fees earned, and software related costs increased $1.1 million due to a shift from developmental type expenditures in 1998 (which are capitalized) to maintenance type expenditures (which are expensed when incurred) in 1999. Operating expenses in 1998 decreased $41.2 million, or 25.0% from $164.6 million in 1997; however, the amount for 1997 included $50.6 million of operating expenses relating to the P-East business. Excluding these expenses for comparability purposes, operating expenses in 1998 increased $9.4 million, or 8.2% over 1997 expenses of $114.0 million. This increase was primarily attributable to an increase in costs related to the start-up of the Buffalo operation ($1.9 million), incremental costs relating to the start-up and publication of our first Cincinnati independent directory ($2.0 million) and higher information technology costs ($2.2 million).

General and administrative expenses in 1999 of $29.2 million were $0.8 million, or 2.8% higher than general and administrative expenses of $28.4 million in 1998. During 1999, we incurred additional finance, human resources and other costs of approximately $2.5 million as a result of being a stand-alone entity for the entire year and $1.3 million of start-up expenses relating to our new Internet marketing and e-commerce initiative. These increases were partially offset by a reduction in employee benefits costs of $2.5 million. General and administrative expenses in 1998 decreased $1.2 million, or 4.1% from $29.6 million in 1997; however, the 1997 amount included general and administrative expenses related to P-East of $8.6 million. Excluding these expenses for comparability purposes, general and administrative expenses for 1998 increased $7.4 million, or 35.2% over the $21.0 million in 1997. This increase was primarily due to an increase in finance, human resources and other related costs associated with becoming a stand-alone company ($3.4 million), higher information technology spending ($1.4 million) and costs associated with establishing our relationship with Unicom Media Ltd. ($1.0 million).

Provision for bad debts for 1999 of $8.6 million was $0.3 million, or 3.6% higher than provision for bad debts of $8.3 million in 1998. As a percentage of DAS revenues, the 1999 provision for bad debts decreased to 5.6% compared to 6.0% in 1998. This decrease was primarily due to relatively higher revenues in 1999 related to YPTV operations which generally have lower bad debt losses. The bad debt provision for 1998 decreased $10.1 million from $18.4 million in 1997; however, 1997 bad debt expense included $7.1 million related to P-East. Excluding this expense for comparability purposes, bad debt expense for 1998 decreased $3.0 million compared to bad debt expense of $11.3 million in 1997. The 1997 bad debt provision (excluding P-East) was 8.3% of DAS revenues. The higher provision rate in 1997 was mainly attributable to a higher provision taken for certain Bell Atlantic revenues.

Partnership Income

Income from partnerships and related fees includes our share of the profits or losses from the CenDon partnership, the DonTech partnership (including Revenue Participation) and Unicom Media Ltd. Income from partnerships and related fees in 1999 was $139.2 million, a $3.3 million, or 2.4% increase over $135.9 million in 1998. Income from DonTech increased $3.4 million and income from CenDon increased $1.2 million, in each case due to growth in advertising sales.

During 1999, Unicom Media Ltd. received the necessary regulatory approvals and commenced directory operations. Our share of the losses from the start-up of the venture's directory operations totaled $0.6 million in 1999. In addition, we recorded $0.7 million of amortization expense to amortize the difference between the book value of our investment and our share of the net assets of Unicom Media Ltd. This difference of approximately $13.2 million is being amortized over 10 years. We anticipate that Unicom Media Ltd. will incur losses in 2000 and our share of those losses will be comparable to the 1999 amount.

Income from partnerships and related fees in 1998 increased $5.7 million, or 4.4% from $130.2 million in 1997. However, the 1997 amount included $1.7 million of partnership income related to our P-East business. This partnership was dissolved in connection with the sale of P-East. Excluding this income for comparability purposes, income from partnerships and related fees in 1998 increased $7.4 million, or 5.8% from $128.5 million in 1997. This increase was driven by an increase of $3.9 million in income from DonTech and $3.5 million from CenDon, in each case due to the strong growth in advertising sales.

Operating Income

Operating income for 1999 of $129.9 million was $4.7 million, or 3.8% higher than operating income of $125.2 million in 1998. Operating income for 1998 was $9.3 million, or 6.9% lower than operating income of $134.5 million in 1997. However, operating income for 1997 included $11.0 million related to P-East. Excluding the operating income of P-East for comparability purposes, 1998 operating income increased $1.7 million, or 1.4% compared to 1997. Operating income (loss), excluding P-East, by segment for each of the last three years was as follows:
			1999 vs. 1998			1998 vs. 1997
	1999	1998	Change		1997	Change
(in millions)
DAS	$ 36.0	$ 32.1	$ 3.9	12.1%	$ 29.8	$ 2.3	7.7%
DonTech	123.5	120.1	3.4	2.8%	116.2	3.9	3.4%
DPS	(5.2)	(3.0)	(2.2)	(73.3)%	(4.6)	1.6	34.8%
Other	(24.4)	(24.0)	(0.4)	(1.7)%	(17.9)	(6.1)	(34.1)%
Total	$129.9 =====	$ 125.2 ======	$ 4.7 ====	3.8%	$123.5 =====	$ 1.7 ====	1.4%

Operating income from DAS and DPS includes the revenues, direct costs and depreciation and amortization incurred by these businesses plus an allocation of certain shared operating and general and administrative expenses based on estimated business usage. There are no shared operating and general and administrative expenses allocated to DonTech. Other operating loss represents general and administrative expenses, depreciation and amortization and other activities not allocated to DAS or DPS.

The increase in DAS operating income in 1999 of $3.9 million was driven by increases in Bell Atlantic and Sprint (including CenDon) due to increases in advertising sales and revenues that exceeded corresponding increases in costs. Also contributing to the increase was a slightly lower operating loss at Cincinnati and slightly higher operating profit from our YPTV operations. These increases were partially offset by our share of losses of Unicom Media Ltd. and the related amortization expense. See "Partnership Income" above for an explanation of the increase in DonTech operating income. The increase in operating loss for DPS in 1999 was primarily due to higher software maintenance costs. Other operating loss increased as higher costs of being a stand-alone entity and start-up expenses relating to our new Internet marketing and e-commerce initiative were partially offset by lower employee benefits costs.

The increase of $2.3 million in DAS operating income in 1998 compared to 1997 was primarily due to an increase in operating income from the Sprint markets (including CenDon). This increase was partially offset by lower operating income from Cincinnati due to the change from our sales agency relationship to the start-up of our independent directory, as well as the Bell Atlantic business. See "Partnership Income" above for an explanation of the increase in DonTech operating income. The decrease in operating loss for DPS in 1998 was principally due to improved profitability as a result of the sale of the P-East business and lower depreciation charges. As a result of the sale of the P-East business, work that was originally performed internally is now being performed for the purchaser under a long-term contract. Other operating loss increased due to higher costs associated with becoming a stand-alone company, higher information technology spending and costs associated with establishing our relationship with Unicom Media Ltd.

Interest and Taxes

Interest expense for 1999 of $36.7 million increased $13.6 million over $23.1 million in 1998. This increase was due to a full year's interest being incurred in 1999 whereas the 1998 amount included interest expense only from the issuance of Debt in June 1998. The increase was partially offset by a reduction in the average outstanding Debt balance, due to lower borrowings under the Revolver (as defined in "Liquidity and Capital Resources" below) as a result of strong cash flows and scheduled principal repayments.

The effective tax rate for 1999, 1998 and 1997 was 40.8%, 40.0% and 41.1%, respectively. The increase in 1999 compared to 1998 was primarily due to non-deductible losses relating to Unicom Media Ltd. The higher effective tax rate in 1997 was due to the amortization of goodwill, which is a non-deductible expense for tax purposes.

Net Income

Net income in 1999 was $55.2 million, or $1.61 per diluted share, compared to $61.3 million, or $1.77 per diluted share, in 1998 and $84.7 million, or $2.48 per diluted share, in 1997. However, as previously stated, management believes that the historical results of years prior to 1999 were not indicative of the current operations as they include the results of the P-East business that was sold and do not include the full year effect of certain costs and expenses that were incurred as a result of our separation from D&B. If the historical results for 1998 and 1997 are adjusted to (i) exclude the operations of the P-East business, (ii) include the estimated additional general and administrative expenses associated with being a stand-alone company and (iii) assume the Debt was outstanding for all periods prior to the Distribution, net income for 1998 would have been $47.6 million, or $1.38 per diluted share and net income for 1997 would have been $42.5 million, or $1.24 per diluted share.

LIQUIDITY AND CAPITAL RESOURCES

In connection with the Distribution, Donnelley borrowed $300 million under its Senior Secured Term Facilities ("Term Facilities") and issued $150 million of Senior Subordinated Notes (the "Notes"). Donnelley also borrowed $50 million against its $100 million Senior Revolving Credit Facility (the "Revolver," and together with the Term Facilities, the "Credit Agreement"). Our obligations under the Credit Agreement are secured by security interests granted to the lenders in substantially all of our assets, including capital stock in our existing and newly-formed subsidiaries. The net proceeds from these borrowings (the "Debt") were distributed to D&B in connection with the Distribution. The Term Facilities mature between June 2004 and December 2006, and require quarterly principal repayments through 2006. The Revolver matures in June 2004. The Notes pay interest semi-annually at the annual rate of 9.125%, and are due in June 2008. The Credit Agreement and the Indenture governing the Notes each contain various financial and other restrictive covenants, including restrictions on asset dispositions and similar transactions, indebtedness, capital expenditures and commitments.

During 1999, we repaid $23.9 million of outstanding Debt and reduced our outstanding Debt balance at December 31, 1999 to $444.7 million from $468.6 million at December 31, 1998. The weighted-average interest rate of borrowings under the Credit Agreement was 7.4% and 7.1% at December 31, 1999 and 1998, respectively. Scheduled principal repayments for 2000 under the Term Facilities are $9.8 million. We had additional borrowing capacity of $100 million under the Revolver at December 31, 1999.

During 1999, we generated $62.6 million of cash flows from operations, a decrease of $36.3 million compared to $98.9 million of operating cash flow in 1998. In 1999, we made interest payments and estimated quarterly income tax payments for the full year whereas in 1998 we made payments only for the periods subsequent to the Distribution. The additional interest and income tax payments negatively affected cash flows in 1999 by approximately $22.3 million and $12.0 million, respectively. Higher accounts receivable at December 31, 1999 as a result of higher sales also adversely affected cash flows by $4.9 million compared to 1998. The timing of cash distributions from our partnerships during 1999 had a positive effect on cash flows of approximately $2.5 million. We believe that cash flows from operations and available borrowing capacity under the Revolver will be sufficient to fund our operations and meet our anticipated investment, capital expenditure and debt service requirements for the foreseeable future.

Cash flows from operating activities for 1998 were $0.8 million lower than 1997 operating cash flows of $99.7 million. Cash flows for 1998 were negatively affected by lower net income and lower cash distributions from our partnership investments, which were partially offset by net cash generated from changes in working capital. Lower net income was mainly due to the loss of income from P-East, lower earnings in the Bell Atlantic and Cincinnati operations, and increases in expenses, primarily interest and general and administrative expenses, as a result of our separation from D&B. The lower cash distributions from our partnership investments was due to timing, and the net cash generated from changes in working capital was due to changes in accounts receivable and accrued and other liabilities. Cash generated by accounts receivable was positive in 1997, mainly due to lower Bell Atlantic sales because of timing of directory publications. This situation reversed itself in 1998. New receivables associated with the Cincinnati directory in 1998 coupled with the reversal of the Bell Atlantic receivable situation caused a negative effect on cash flow that year. Cash flows generated from changes in accrued and other liabilities were impacted by changes in net deferred tax liabilities as a result of estimates used to approximate tax balances as if we were a separate entity in 1997 and accrued interest payable related to the Debt at the end of 1998.

Cash used in investing activities totaled $15.4 million in 1999 compared to $14.0 million for 1998. In 1999, we invested an additional $8.0 million in Unicom Media Ltd. compared to a $1.3 million investment in 1998. Expenditures to acquire property and equipment and computer software decreased in 1999 to $7.4 million compared to $12.7 million in 1998. The decrease in 1999 was due to higher software development costs and expenditures for the purchase of computer-related equipment during 1998 as a result of our separation from D&B, as well as the delay of certain expenditures for computer-related equipment and software development until 2000. In 1997, cash provided by investing activities was $105.7 million and included $122.0 million from the sale of the P-East business. We anticipate that expenditures for computer-related equipment and software development costs for 2000 will be approximately $11 million to $13 million. In addition, under the terms of the joint venture agreement, we will invest an additional $6.5 million in Unicom Media Ltd. over the next two years. Lastly, in connection with our recently announced Internet marketing and e-commerce initiative, we expect to invest between $6 million and $8 million in 2000. Other than the foregoing, we have no material commitments for capital expenditures.

Cash used in financing activities for 1999 of $47.1 million was principally for the repurchase of stock under our Share Repurchase Plans (as defined below) and the repayment of Debt. Cash used in financing activities in 1998 totaled $82.7 million and included net proceeds of $490.4 million from the issuance of Debt, which was distributed to D&B in connection with the Distribution. Also, prior to the Distribution, all cash deposits were transferred to D&B on a daily basis and D&B funded our disbursement bank accounts as required. The net amount transferred was approximately $38.9 million and is included in the net distributions to D&B amount of $529.3 million. During 1998, we repaid $31.4 million of Debt and paid $12.0 million in dividends. We ceased paying dividends after the payment of the fourth quarter 1998 cash dividend. The net amount transferred to D&B for 1997 of $205.4 million included proceeds of $122.0 million from the sale of the P-East business.

During 1999, we spent $28.0 million to repurchase 1,589,400 shares of common stock under both our Systematic Share Repurchase Plan and our Open Market Share Repurchase Plan (collectively, "Share Repurchase Plans"), which represented 4.6% of the outstanding shares at the beginning of the year. The repurchase of shares under the Share Repurchase Plans was, and will continue to be, funded from operating cash flows. In December 1999, the Board of Directors authorized the Company to spend up to an additional $25 million to repurchase shares under the Open Market Share Repurchase Plan during the next two years. In addition, at the end of 1999, we had available authorization to repurchase up to 2.5 million shares under the Systematic Share Repurchase Plan to offset the dilutive impact on earnings of the exercise of employee stock options.

During 1998, we agreed to invest $15.8 million to acquire an 18.75% interest in Unicom Media Ltd., a joint venture with China Unicom. Unicom Media Ltd. holds an 80% interest in Unicom Yellow Pages, its yellow pages directories operating subsidiary, and owns and operates ChinaBiG, a comprehensive, bilingual Internet directory. Through December 31, 1999, under the terms of the joint venture agreement, we have contributed $9.3 million in cash and anticipate making additional cash contributions of $4.0 million in 2000 and $2.5 million in 2001. These payments will be funded from cash flows from operations or from borrowings under the Revolver. We also have an option to purchase an additional 12.5% interest in Unicom Media Ltd. for $10 million at any time through November 5, 2000. At this time, we have not determined if we will exercise this option.

Year 2000 Issue

The Year 2000 ("Y2K") issue is the result of computer programs having been written using two digits rather than four digits to define the applicable year. Computer programs that have date sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. Prior to January 1, 2000, there was a great deal of concern at all levels of government and across the business community in the United States that the Y2K issue could result in systems failures or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process ordinary business transactions.

Through December 31, 1999, we invested $5.5 million to investigate, test and remediate or replace our computer systems to ensure that they would continue to function properly and without material disruption following December 31, 1999. To date, we have not experienced, and do not anticipate that we will experience, any material systems failures or disruptions related to the Y2K issue. No assurance can be given, however, that we will not experience residual failures or disruptions related to the Y2K issue in the future or as to the effect of such failures or disruptions on our financial condition or results of operations.

For a detailed discussion of our Y2K compliance program, see "Management's Discussion and Analysis - Year 2000 Issue" in our Quarterly Report on Form 10-Q for the period ended September 30, 1999.

Risk Management

We are exposed to interest rate risk through our Credit Agreement, where we borrow at prevailing short-term variable rates. To reduce our exposure to changes in interest rates on our floating rate long-term debt, we entered into interest rate swap agreements having a total notional principal amount of $175 million, which expire between June 2001 and June 2003. These agreements effectively change the interest rate on $175 million of floating rate borrowings to fixed rates. We view these derivative financial instruments as risk management tools that are entered into for hedging purposes only. We do not use derivative financial instruments for trading or speculative purposes. The notional amount of the swap agreements is used to measure interest to be paid or received and does not represent the amount of exposure to credit loss. We are exposed to credit risk in the event of nonperformance by the counterparty to the interest rate swap agreements. However, we do not anticipate nonperformance by the counterparty. A discussion of our accounting policies for derivative financial instruments is included in Note 2 and further disclosure relating to these financial instruments is included in Note 12 to the Consolidated Financial Statements in Item 8.

Market Risk Sensitive Instruments

Interest Rate Risk
The fair value of interest rate risk is an estimate of the termination value of the interest rate swaps based on quoted market interest rates. At December 31, 1999, the unrealized fair value of the interest rate swaps was a gain of $4.2 million. Assuming an instantaneous parallel upward shift in the yield curve of 10% from the year-end level of 6.0%, the unrealized fair value of the interest rate swaps would be a gain of $6.6 million. Assuming an instantaneous parallel downward shift in the yield curve of 10% from the December 31, 1999 level, the unrealized fair value of the interest rate swaps would be a gain of $1.8 million.

Foreign Exchange Risk
We are exposed to foreign exchange risk through our equity interest in Unicom Media Ltd. Our required contributions in 2000 and 2001 of $4.0 million and $2.5 million, respectively, are subject to adjustment if the exchange rate of the People's Republic of China currency (RMB) on the date of payment is more than 10% higher or lower than the specified exchange rate of RMB8.2778. Assuming a 10% depreciation of the RMB (to RMB9.106), the U.S. dollar amount of our contributions would decrease to approximately $3.6 million and $2.3 million, respectively. Assuming a 10% appreciation of the RMB (to RMB7.45), the U.S. dollar amount of our contributions would increase to approximately $4.4 million and $2.8 million, respectively.

While the exchange rate of the RMB can change suddenly due to changes in monetary policy, market conditions or other factors in the People's Republic of China, the exchange rate has been relatively stable over the last five years, ranging from RMB8.2716 to RMB8.4462. We have decided not to use financial instruments, such as forward contracts or options to hedge this potential exposure as we believe that such instruments are costly relative to the potential risk. Unicom Media Ltd. currently represents our only foreign operation.

ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The requirements of this Item are discussed in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Market Risk Sensitive Instruments."

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO FINANCIAL STATEMENTS
Page
R.H. DONNELLEY CORPORATION

Report of Independent Accountants
Consolidated Statements of Operations for three years ended December 31, 1999
Consolidated Balance Sheets at December 31, 1999 and 1998
Consolidated Statements of Cash Flows for the three years ended December 31, 1999
Consolidated Statement of Changes in Shareholders' Equity (Deficit)
   for the three years ended December 31, 1999
Notes to Consolidated Financial Statements

20 21 22 23 24 25
DONTECH

Report of Independent Accountants
Combined Statements of Operations for the three years ended December 31, 1999
Combined Balance Sheets at December 31, 1999 and 1998
Combined Statements of Cash Flows for the three years ended December 31, 1999
Combined Statements of Partners' Capital for the three years ended December 31, 1999
Notes to Combined Financial Statements

39 40 41 42 43 44

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and
Shareholders of R.H. Donnelley Corporation:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, shareholders' equity (deficit) and cash flows present fairly, in all material respects, the financial position of R.H. Donnelley Corporation (the "Company") and its subsidiary at December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.
/s/ PRICEWATERHOUSECOOPERS LLP

New York, New York
February 21, 2000

R.H. DONNELLEY CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended December 31,
1999	1998	1997

(in thousands, except per share data)
Revenues	$ 185,154	$ 169,090	$ 238,823
Expenses
Operating expenses	138,354	123,420	164,636
General and administrative expenses	29,185	28,447	29,576
Provision for bad debts	8,571	8,264	18,382
Depreciation and amortization	18,319	19,578	21,930
Total expenses	194,429	179,709	234,524
Income from partnerships and related fees	139,181	135,854	130,171
Operating income	129,906	125,235	134,470
Interest expense, net	36,744	23,141	--
Gain on disposition	--	--	9,412
Income before provision for income taxes	93,162	102,094	143,882
Provision for income taxes	38,011	40,826	59,139
Net income	$ 55,151 =======	$ 61,268 =======	$ 84,743 =======
Earnings per share
Basic	$ 1.64 ======	$ 1.79 ======	$ 2.48 ======
Diluted	$ 1.61 ======	$ 1.77 ======	$ 2.48 ======
Shares used in computing earnings per share
Basic	33,676 =====	34,237 =====	34,153 =====
Diluted	34,159 =====	34,522 =====	34,213 =====

The accompanying notes are an integral part of the consolidated financial statements.

R.H. DONNELLEY CORPORATION

CONSOLIDATED BALANCE SHEETS
December 31,
1999	1998

 (in thousands, except share and per share data)
Assets
Current Assets:
Cash and cash equivalents	$ 2,390	$ 2,302
Accounts receivable
Billed	8,478	6,941
Unbilled	68,213	67,654
Other	10,011	8,712
Allowance for doubtful accounts	(7,992)	(8,765)
Total accounts receivable - net	78,710	74,542
Deferred contract costs	9,728	10,746
Income tax refund receivable	6,000	--
Other current assets	5,448	4,278
Total current assets	102,276	91,868

Property and equipment - net	17,626	21,077
Computer software - net	24,225	33,523
Partnership investments and related receivables	230,205	27,782
Other non-current assets	21,074	21,591

Total Assets	$395,406 =======	$385,841 =======

Liabilities and Shareholders' Deficit
Current Liabilities:
Accounts payable and accrued liabilities	$ 45,582	$ 57,623
Accrued interest payable	9,253	11,391
Investment obligation to Unicom Media Ltd.	3,978	--
Current portion of long-term debt	9,750	4,125
Total current liabilities	68,563	73,139

Long-term debt	435,000	464,500
Deferred income taxes	63,024	50,909
Postretirement and postemployment benefits	9,380	9,648
Other liabilities	12,250	12,415

Commitments and contingencies

Shareholders' Deficit:
Preferred stock, par value $1 per share,
Authorized - 10,000,000 shares, outstanding - none	--	--
Common stock, par value $1 per share, authorized--
400,000,000 shares; issued-- 51,621,894 shares
for 1999 and 1998, respectively	51,622	51,622
Additional paid-in capital	5,172	274
Unearned compensation	(86)	--
Retained deficit	(203,443)	(258,594)
Treasury stock, at cost, 18,578,996 and 17,419,739
shares for 1999 and 1998, respectively	(46,076)	(18,072)
Total shareholders' deficit	(192,811)	(224,770)

Total Liabilities and Shareholders' Deficit	$395,406 =======	$385,841 =======

The accompanying notes are an integral part of the consolidated financial statements.

R.H. DONNELLEY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31,
1999	1998	1997

 (in thousands)
Cash Flows from Operating Activities:
Net income	$55,151	$ 61,268	$ 84,743
Reconciliation of net income to net cash
provided by operating activities:
Depreciation and amortization	19,021	19,578	21,930
Deferred income tax	12,115	2,800	(13,043)
Noncash interest expense	1,109	793	--
Noncash compensation expense	150	--	--
Provision for doubtful accounts	8,571	8,264	18,382
Gain from sale of business	--	--	(9,412)
Cash received in excess of (less than)
income from partnerships	1,402	(1,061)	10,930
Loss on sale of property and equipment	--	--	1,551
(Increase) decrease in accounts receivable	(12,740)	(7,848)	16,566
Decrease (increase) in deferred contract costs	1,018	227	(7,428)
Increase in income tax refund receivable	(6,000)	--	--
(Increase) decrease in other assets	(1,524)	(4,066)	1,806
(Decrease) increase in accounts payable, accrued
and other current liabilities	(12,691)	12,908	(26,057)
(Decrease) increase in other liabilities	(2,983)	6,026	(314)
Net cash provided by operating activities	62,599	98,888	99,654

Cash Flows from Investing Activities:
Proceeds from sale of business	--	--	122,000
Additions to property and equipment	(4,030)	(5,207)	(9,078)
Additions to computer software	(3,405)	(7,443)	(7,190)
Investment in Unicom Media Ltd.	(8,000)	(1,300)	--
Net cash (used in) provided by investing activities	(15,435)	(13,950)	105,732

Cash Flows from Financing Activities:
Net proceeds from long-term borrowings	--	490,408	--
Repayment of debt	(23,875)	(31,375)	--
Net distribution to D&B	--	(529,306)	(205,414)
Purchase of treasury stock	(27,957)	(1,017)	--
Proceeds from employee stock option exercises	4,756	144
Payment of dividend	--	(12,016)	--
Other, net	--	494	--
Net cash used in financing activities	(47,076)	(82,668)	(205,414)

Increase (decrease) in cash and cash equivalents	88	2,270	(28)

Cash and cash equivalents, beginning of year	2,302	32	60

Cash and cash equivalents, end of year	$ 2,390 ======	$ 2,302 ======	$ 32 ======

The accompanying notes are an integral part of the consolidated financial statements.

R.H. DONNELLEY CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
	Common Stock	Paid-in Capital	Unearned Compensation	Retained Earnings (Deficit)	Treasury Shares	Total Shareholders' Equity (Deficit)
(in thousands, except per share data)
Balance, January 1, 1997	$51,774			$342,317	$ (17,613)	$ 376,478

Net income				84,743		84,743
Net distribution to D&B				(205,414)		(205,414)
Net change due to treasury stock activity	193			48	(241)	--
Balance, December 31, 1997	51,967			221,694	(17,854)	255,807

Net income				61,268		61,268
Dividends paid ($0.35 per share)				(12,016)		(12,016)
Net distribution to D&B				(529,306)		(529,306)
Net change due to treasury stock activity
prior to the Distribution	(345)	$ 274		(234)	799	494
Acquisition of common stock					(1,017)	(1,017)
Balance, December 31, 1998	51,622	274		(258,594)	(18,072)	(224,770)

Net income				55,151		55,151
Employee stock option exercises		4,898			471	5,369
Issuance of restricted stock			$ (236)			(236)
Amortization of restricted stock			84			84
Issuance of compensatory stock options			66			66
Acquisition of common stock					(28,475)	(28,475)

Balance, December 31, 1999	$51,622 ======	$ 5,172 ======	$ (86) =====	$(203,443) ========	$ (46,076) =======	$ (192,811) ========

The accompanying notes are an integral part of the consolidated financial statements.

R.H. DONNELLEY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data, unless otherwise noted)

1.  Description of Business and Basis of Presentation

R.H. Donnelley Corporation (the "Company") provides advertising sales and marketing services for yellow pages and other directory products under long-term sales agency agreements and partnerships with operating units of major telephone companies, through its independent proprietary operation and through a joint venture interest. The Company is a sales agent in New York State for an operating unit of Bell Atlantic Corporation ("Bell Atlantic") and in Florida for an operating unit of Sprint Corporation ("Sprint"). It also serves as a sales agent for the CenDon partnership ("CenDon"), a 50/50 partnership between the Company and an operating unit of Sprint that was formed to publish directories in Florida, Nevada, Virginia and North Carolina. The Company also has a 50/50 partnership ("DonTech") with an operating unit of Ameritech Corporation ("Ameritech"), which acts as the exclusive sales agent for yellow pages directories published by Ameritech in Illinois and northwest Indiana. The DonTech partnership was initially a partnership between Donnelley and an operating unit of Ameritech, which since the merger of SBC Communications Inc. ("SBC") and Ameritech in October 1999, is now controlled by SBC. This merger did not trigger any change to the agreement governing the DonTech partnership. Lastly, the Company holds an 18.75% equity interest in a joint venture ("Unicom Media Ltd.") with China United Telecommunications Corporation ("China Unicom") to publish yellow pages directories and to offer Internet directory services in the People's Republic of China.

The Company also provides pre-press publishing services for yellow pages directories, including advertisement creation, sales contract management, listing database management, sales reporting and commissions, pagination, billing services and imaging, to other yellow pages publishers and its existing customers under separately negotiated contracts.

At December 31, 1999, the Company's only operating subsidiary was R.H. Donnelley Inc. ("Donnelley"). Therefore, on a consolidated basis, the financial statements of the Company and Donnelley were substantially identical.

Prior to July 1, 1998, the Company operated as part of The Dun & Bradstreet Corporation (in the context of specifically describing the Distribution, referred to as "Old D&B," otherwise "D&B"). On December 17, 1997, the Board of Directors of Old D&B approved in principle a plan to separate into two publicly traded companies - R.H. Donnelley Corporation and The New Dun & Bradstreet Corporation ("New D&B"). The distribution ("Distribution") was the method by which Old D&B distributed to its shareholders shares of New D&B common stock. On July 1, 1998, as part of the Distribution, Old D&B distributed to its shareholders shares of New D&B stock and Old D&B changed its name to R.H. Donnelley Corporation.

The consolidated financial statements reflect the financial position, results of operations and cash flows of the Company as if it were a separate entity for all periods presented. Prior to the Distribution, D&B provided certain centralized services to the Company, the cost of which was allocated to the Company. The allocations totaled $11,570 for the six months ended June 30, 1998 and $21,531 for the year ended 1997, and are included in operating expenses and general and administrative expenses in the Consolidated Statements of Operations. Management believes these allocations were reasonable; however, it believes that the costs of these services are not indicative of the costs that would have been incurred had the Company performed or provided these services as a separate entity.

The Company retained all the assets and liabilities related to the yellow pages and other directory product sales, marketing and publishing service businesses after the Distribution, as well as an allocation of certain D&B corporate headquarters assets and liabilities relating to the Company's businesses. Management believes these allocations were reasonable.

In connection with the Distribution, Donnelley entered into a credit agreement with The Chase Manhattan Bank and the Lenders party thereto. Under the terms of the agreement, Donnelley obtained a Senior Revolving Credit Facility of $100,000 and Senior Secured Term Facilities in the aggregate amount of $300,000, of which Donnelley initially borrowed $350,000 from the combined facilities. In addition, Donnelley issued $150,000 of Senior Subordinated Notes. The net proceeds were distributed to D&B in connection with the Distribution, but repayment of such indebtedness remains an obligation of Donnelley, as guaranteed by the Company. Net distributions to D&B include net cash transfers, third-party liabilities paid on behalf of the Company by D&B and amounts due to/from D&B for services and other charges. No interest was charged on these intercompany transactions.

For purposes of governing certain ongoing relationships between the Company and D&B after the Distribution and to provide for orderly transition, the Company and D&B entered into various agreements including a Distribution Agreement, Tax Allocation Agreement, Indemnity and Joint Defense Agreement, Employee Benefits Agreement, Shared Transaction Services Agreement (expired during 1999), Intellectual Property Agreement, Data Services Agreement and Transition Services Agreement.

2.  Summary of Significant Accounting Policies

Principles of Consolidation.  The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All intercompany transactions and balances have been eliminated. Investments in the Company's partnerships and joint venture are accounted for under the equity method of accounting. The Company's share of partnership and joint venture operating results is reflected in income from partnerships and related fees, a component of operating income. Related fees represent the revenue participation fees from SBC (see Note 4).

Revenue Recognition.  The Company recognizes revenue as earned, which is based on contractual relationships. For agreements where the Company is a sales agent, revenue is comprised of sales commissions and is recognized upon execution of contracts for the sale of advertising. For operations where the Company is the publisher, revenue is recognized when directories are published. Revenue from publishing services is recognized on a straight-line basis throughout the year as the services are performed.

Cash and Cash Equivalent.   Cash equivalents include highly liquid investments with a maturity of less than three months at the time of acquisition.

Unbilled Receivables.  For agreements where the Company is a sales agent, unbilled receivables represent revenues earned from the sale of advertising in directories that are scheduled to be published by the publisher. These receivables will be billed to the publisher upon directory publication in accordance with contractual provisions. For operations where the Company is the publisher, unbilled receivables represent revenues earned on published directories. In most cases, advertisers are billed ratably over the life of the directories, which is generally 12 months.

Deferred Contract Costs.  Direct costs incurred by the Company as publisher are deferred until the related directory is published. Direct costs incurred where the Company is a sales agent are expensed in the year incurred.

Property and Equipment.  Property and equipment are recorded at cost. Depreciation is provided over the estimated useful lives of depreciable assets using the straight-line method. Estimated useful lives are five years for machinery and equipment, ten years for furniture and fixtures and three to five years for computer equipment. Leasehold improvements are amortized on a straight-line basis over the shorter of the term of the lease or the estimated useful life of the improvement. Depreciation expense was $7,104, $9,561 and $11,703 for the year ended December 31, 1999, 1998 and 1997, respectively.

Capitalized Software Costs.  Certain direct costs incurred for computer software to meet the needs of the Company and its customers are capitalized. These costs are amortized on a straight-line basis over five years. Effective January 1, 1999, the Company adopted Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," which requires that certain costs incurred in connection with developing or obtaining software for internal use be capitalized. Amortization expense was $11,215, $10,017 and $9,789 for the year ended December 31, 1999, 1998 and 1997, respectively.

Income Taxes.  The Company accounts for income taxes under the liability method in accordance with SFAS 109, "Accounting for Income Taxes." The provision for income taxes for the years ended December 31, 1998 and 1997 were calculated on a separate-company basis. Prior to the Distribution, the Company was included in the Federal and certain state income tax returns of D&B and the income taxes paid on behalf of the Company through June 30, 1998 by D&B have been included in equity.

Concentration of Credit Risk.  The Company maintains significant receivable balances with operating units of SBC, Bell Atlantic and Sprint. The amount the Company receives is subject to subsequent adjustments, up to specified maximums, based on collections by the telephone companies from the individual advertisers. The Company does not currently foresee a credit risk associated with these receivables due to the high credit ratings of it counterparties. The Company also maintains accounts receivable balances directly with the individual advertisers in its Cincinnati operations.

The Company establishes an allowance for doubtful accounts based on the expected collectibility of receivables from advertisers principally based upon historical trends.

Derivative Financial Instruments.  The Company uses interest rate swap contracts to manage market risk and reduce its exposure to fluctuations in interest rates on its variable rate debt. Periodic payments and receipts under the interest rate swaps are recorded as part of interest expense. The related amount payable to, or receivable from, the counterparty is included in accrued interest payable or other current assets. The fair value of the interest rate swaps is not recognized in the consolidated financial statements as they are accounted for as hedges. If the interest rate swaps cease to qualify as a hedge, any subsequent gains and losses would be recognized in income. The Company is subject to credit risk in the event of nonperformance by the counterparty to the interest rate swap agreements. However, the Company does not anticipate nonperformance by the counterparty. The Company does not use derivative financial instruments for trading or speculative purposes.

In June 1999, the Financial Accounting Standards Board (FASB) issued Statement No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of Effective Date of FASB Statement No. 133." The statement defers for one year the effective date of FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." Statement No. 133 will now be effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The Statement will require the Company to recognize all derivative instruments in the balance sheet at fair value and subsequent changes in the fair value of the derivative instruments would be recognized in earnings unless specific hedge accounting criteria is met. Management believes that the adoption of Statement No. 133 should not have a material adverse effect on the Company's earnings or financial position, but is still in the process of determining what effect, if any, Statement No. 133 will have on the Company's earnings and financial position.

Earnings Per Share of Common Stock.  Basic earnings per share are calculated by dividing net income by the weighted average common shares outstanding during the year. Diluted earnings per share are calculated by dividing net income by the weighted average common shares outstanding plus potentially dilutive common shares, primarily stock options, calculated using the treasury stock method. The table below provides a reconciliation of basic weighted average shares outstanding to diluted weighted average shares outstanding. At December 31, 1999 and 1998, options to purchase 32,700 and 2,026,740 shares of common stock, respectively, were not included in the computation of diluted weighted average shares outstanding because the effect would have been antidilutive.
	1999	1998	1997
(in thousands)
Weighted average shares outstanding - basic	33,676	34,237	34,153
Potentially dilutive shares	483	285	60
Weighted average shares outstanding - diluted	34,159 =====	34,522 =====	34,213 =====

During 1998, the Company executed a one-for-five split of its outstanding common stock. All share and per share data provided herein have been adjusted to reflect such reverse stock split.

Treasury Stock Activity.  Purchases of Company common stock are accounted for using the cost method whereby the total cost of the shares reacquired is charged to treasury stock, a contra equity account. When treasury stock is reissued (e.g. to satisfy exercises of employee stock options), proceeds received in excess of cost are credited to additional paid-in capital. Cost is determined based on the first-in, first-out cost flow assumption.

Estimates.  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities. Actual results could differ materially from those estimates and assumptions. Estimates and assumptions are used in the determination of allowances for bad debts, depreciation and amortization and employee benefit plans, among others.

Reclassifications.  Certain prior year amounts have been reclassified to conform to the current year's presentation. In addition, in 1998 certain expenses related to the sale of advertising, historically included as general and administrative expenses, were reclassified to operating expenses to better measure the contribution of each operating unit and facilitate decision making and resource allocation. As a result, general and administrative expenses of $33,040 were reclassified to operating expenses for 1997. These reclassifications had no impact on previously reported results of operations or shareholders' equity.

3.  Non-Recurring Items

Post-Distribution Adjustments.  The asset and liability amounts allocated to the Company from D&B pursuant to the Distribution were based on preliminary estimates and were subject to revision based on final determinations of amounts. Accordingly, in 1998, adjustments were made to reflect approximately $13,600 of additional deferred tax liabilities and to decrease benefit liabilities originally assumed by approximately $8,100. These adjustments were reflected as an adjustment to equity and did not have any impact on the Consolidated Statements of Operations.

Sale of Business.  The 1997 operating results include a pretax gain of $9,412 related to the sale of the Proprietary-East business ("P-East"). In connection with the sale of P-East, the Company maintains a continuing obligation to provide publishing services to the acquirer through 2002. This obligation has been adequately provided for in the financial statements.

4.  Partnership and Joint Venture Investments

DonTech.   In 1991, the Company formed a general partnership with an operating unit of Ameritech, the DonTech Partnership ("DonTech I"). Prior to August 1997, DonTech I published various directories, solicited advertising and manufactured and delivered directories in Illinois and northwest Indiana. In August 1997, the Company signed a series of agreements with Ameritech changing the structure of the existing partnership. A new partnership was formed ("DonTech") and DonTech was appointed the exclusive sales agent in perpetuity for yellow pages directories published by Ameritech in Illinois and northwest Indiana. Under the new sales agency partnership, DonTech performs the advertising sales function for the directories and earns a commission while Ameritech serves as the publisher. The Company has a 50% interest in the profits of DonTech. The Company also receives direct fees ("Revenue Participation") from an operating unit of SBC, which are tied to advertising sales.

The Company recognized income and related fees of $123,524, $120,087 and $116,228 from the DonTech partnership during 1999, 1998 and 1997, respectively. These amounts included Revenue Participation income of $103,755, $99,727 and $51,610 for 1999, 1998 and 1997, respectively. The Company's investment in DonTech was $197,307 and $198,848 at December 31, 1999 and 1998, respectively. The Revenue Participation receivable from SBC, included in the Company's total investment, was $104,105 at December 31, 1999, and $100,748 at December 31, 1998.

CenDon.  The Company has a 50% interest in the profits of CenDon. The Company recognized equity earnings of $16,935, $15,767 and $12,219 from CenDon during 1999, 1998 and 1997, respectively. The Company's investment in CenDon was $18,348 and $17,634 at December 31, 1999 and 1998, respectively. The CenDon partnership agreement extends through the end of December 2004.

The Company also provides sales and publishing services to CenDon. The partnership is billed upon the publication of each directory based on a contractual rate for sales and is billed pro rata during the year for publishing services based on a contractual fee. Sales commissions and publishing services revenue from CenDon were $39,932, $37,507 and $34,084 for 1999, 1998 and 1997, respectively.

Unicom Media Ltd.  In 1998, the Company acquired an 18.75% equity interest in Unicom Media Ltd. and agreed to invest cash of approximately $15,800. Unicom Media Ltd. holds an 80% interest in Unicom Yellow Pages, its yellow pages directories operating subsidiary, and owns and operates ChinaBiG, a comprehensive, bilingual Internet directory. Through December 31, 1999, under the terms of the joint venture agreement, the Company contributed $9,300 in cash and will make additional cash contributions of $4,000 in 2000 and $2,500 in 2001. These amounts have been provided for in the financial statements. The Company also has an option to purchase an additional 12.5% interest for $10,000 on or before November 5, 2000.

During 1999, Unicom Media Ltd. received the necessary regulatory approvals and commenced directory operations. The Company's share of the losses from the start-up of the joint venture's directory operations totaled $576 for the year ended December 31, 1999. The book value of the Company's investment at December 31, 1999 of $14,550 was greater than the Company's share of the underlying equity of Unicom Media Ltd. of $1,354. The difference, or premium paid, is being amortized over 10 years. Amortization expense for 1999 was $702 and was included in income from partnership and related fees.

5.  Property and Equipment

Property and equipment at December 31, 1999 and 1998, consisted of the following:
	1999	1998
Computer equipment	$ 43,218	$ 40,143
Machinery and equipment	5,492	5,365
Furniture and fixtures	8,233	8,082
Leasehold improvements	7,210	7,121
Total cost	64,153	60,711
Less accumulated depreciation	46,527	39,634
Net property and equipment	$ 17,626 ======	$ 21,077 ======

6.  Computer Software

Computer software costs capitalized at December 31, 1999 and 1998, consisted of the following:
	1999	1998
Computer software, at cost	$ 63,669	$ 60,253
Less accumulated amortization	39,444	26,730
Net computer software	$ 24,225 ======	$ 33,523 ======

7. Long-term Debt and Credit Facilities

Long-term Debt at December 31, 1999 and 1998, consisted of the following:
	1999	1998
Senior Subordinated 9.125% Notes	$ 150,000	$ 150,000
Senior Secured Term Facilities	294,750	298,875
Senior Revolving Credit Facility	--	19,750
Total	444,750	468,625
Less current portion	9,750	4,125
Net long-term debt	$ 435,000 =======	$ 464,500 =======

The Senior Subordinated Notes (the "Notes") pay interest semi-annually and mature in June 2008. The Notes Indenture contains covenants that, among other things, restrict the ability of the Company and its subsidiary to incur certain additional debt and liens and engage in mergers, consolidations and asset sales. The Notes are callable at the option of the Company at any time on or after June 1, 2003.

The Company's committed bank facilities consist of an aggregate $300,000 Senior Secured Term Facilities ("Term Facilities") and a $100,000 Senior Revolving Credit Facility (the "Revolver," and together with the Term Facilities, the "Credit Agreement"). The Term Facilities require quarterly principal repayments and mature between June 2004 and December 2006. The Revolver matures in June 2004. These facilities bear interest at a floating rate based on a spread over London interbank offered rate (LIBOR) or the greater of either the Prime rate or the Fed Funds rate plus 50 basis points, at the election of the Company. The Company's obligations under the Credit Agreement are secured by security interests granted to the lenders in substantially all of the Company's assets, including capital stock of its existing and newly-formed subsidiaries. The Credit Agreement contains covenants that, among other things, restrict the ability of the Company and its subsidiary to engage in mergers, consolidations and asset sales, incur additional indebtedness or create liens and require the Company to maintain certain financial ratios. At December 31, 1999 and 1998, the weighted average annual interest rate for the outstanding debt under the Credit Agreement was 7.4% and 7.1%, respectively. At December 31, 1999, the Company had available borrowing capacity of $100,000 under the Revolver.

Aggregate maturities of long-term Debt at December 31, 1999, were:

2000 2001 2002 2003 2004 Thereafter Total	$ 9,750 15,375 19,125 24,750 33,500 342,250 $444,750 =======

Cash interest paid for the period ended December 31, 1999 and 1998 totaled $38,218 and $15,866, respectively.

8.  Commitments and Contingencies

The Company leases office facilities and computer and other equipment under operating leases with terms expiring at various dates through 2011. Rent expense under real estate operating leases for 1999, 1998 and 1997 was $7,543, $6,948 and $8,612, respectively. Lease expense under computer and other equipment leases was $2,298, $2,032 and $2,245 for 1999, 1998 and 1997 respectively.

The approximate minimum rental payments applicable to noncancelable operating leases at December 31, 1999, were:
2000 2001 2002 2003 2004 Thereafter Total	$ 7,259 6,453 6,651 6,514 6,437 18,900 $ 52,214 ======

In April 1999, Sandy Goldberg, Dellwood Publishing, Inc. and Rockland Yellow Pages initiated a lawsuit against Donnelley and Bell Atlantic in the United States District Court of the Southern District of New York. The Rockland Yellow Pages is a proprietary directory that competes against a Bell Atlantic directory in the same region, for which Donnelley is the sales agent. The complaint alleges that the defendants disseminated false information concerning the Rockland Yellow Pages, which has resulted in damages to the Rockland Yellow Pages. The plaintiffs are alleging a variety of claims including RICO violations, antitrust violations and Lanham Act violations. They are seeking damages in excess of $30,000, which amount plaintiffs are seeking to have trebled under the antitrust laws. In addition, the plaintiffs are also seeking punitive damages in an unspecified amount. Management intends to mount a vigorous defense of Donnelley in this matter. In June 1999, the defendants filed a motion to dismiss this complaint. In September 1999, the plaintiffs filed papers in opposition to defendants' motion to dismiss and in November 1999, the defendants answered these opposition papers and again moved to dismiss the complaint. A hearing on this motion has not yet been scheduled. In February 2000, Yellow Book USA, Ltd., one of the Company's primary competitors, acquired Dellwood Publishing, Inc. At this preliminary stage in the proceedings, management is unable to predict the outcome of this matter, but presently believes that the resolution of the action will not have a material adverse effect on the Company's financial position or results of operations.

In July 1996, Information Resources, Inc. ("IRI") filed a complaint in the United States District Court for the Southern District of New York, naming as defendants the Company (as successor of Old D&B), ACNielsen Company and IMS International Inc., each former subsidiaries of D&B ("IRI Action"). The complaint alleges, among other things, various violations of the antitrust laws and seeks damages in excess of $350,000, which IRI is seeking to have trebled under the antitrust laws. IRI also seeks punitive damages of an unspecified amount. Under the definitive agreement entered into in connection with the Distribution (the "Distribution Agreement"), New D&B has assumed the defense and will indemnify the Company against any payments to be made by the Company or Donnelley in respect of the IRI Action, under the Indemnity and Joint Defense Agreement entered into in connection with the Distribution or otherwise, including any ongoing legal fees and expenses related thereto. Management presently believes that New D&B has sufficient financial resources and/or borrowing capacity to satisfy all such liabilities and to reimburse the Company for all costs and expenses incurred. Management does not believe that the previously announced separation of Moody's from New D&B would have a material adverse impact on these indemnity rights of the Company because, under the Distribution Agreement, New D&B would be obligated to cause Moody's to agree to be jointly and severally liable with New D&B for those indemnity obligations to the Company.

Certain tax planning strategies entered into by Old D&B are currently subject to review by tax authorities. The Internal Revenue Service (the "IRS") is currently reviewing Old D&B's utilization of certain capital losses during 1989 and 1990. While the IRS has not issued a formal assessment with respect to these transactions, the IRS has assessed other companies that had entered into similar types of transactions, and New D&B expects the IRS to issue an assessment during the second quarter of 2000. If an assessment is made and should the IRS prevail, the total cash obligation to the IRS at December 31, 1999, would approximate $550,000 for taxes and accrued interest. Pursuant to a series of agreements, IMS Health Incorporated ("IMS") and Nielsen Media Research, Inc. ("NMR") (both of which are former subsidiaries of D&B) are each jointly and severally liable to pay 50%, and Old D&B is liable for the remaining 50% of any payments for taxes and accrued interest arising from this matter and certain other potential tax liabilities after Old D&B pays the first $137,000 of tax liability. As explained above, as a result of the form of the Distribution, the Company is the corporate successor of, and the taxpayer referred to herein as, Old D&B. However, pursuant to the terms of the Distribution Agreement and the Tax Allocation Agreement executed in connection with the Distribution, New D&B has assumed the defense and will indemnify the Company and Donnelley against any payments to be made by the Company or Donnelley in respect of any tax liability that may be assessed and any costs and expenses relating thereto, including any ongoing legal fees and expenses related thereto. Accordingly, management believes that such tax liabilities and the costs and expenses relating thereto will have no material adverse impact on the consolidated financial position or results of operations of the Company. Further, management presently believes that New D&B, IMS and NMR have sufficient financial resources and/or borrowing capacity to satisfy all such liabilities and to reimburse the Company for all costs and expenses relating thereto. Management does not believe that the previously announced separation of Moody's from New D&B would have a material adverse impact on these indemnity rights of the Company because, under the Distribution Agreement, New D&B would be obligated to cause Moody's to agree to be jointly and severally liable with New D&B for those indemnity obligations to the Company.

Other than the matters described above, the Company and Donnelley are involved in legal proceedings, claims and litigation arising in the ordinary conduct of its business. Although there can be no assurances, management presently believes that the outcome of such legal proceedings will not have a material adverse affect on the Company's financial position, results of operations or cash flows.

9.  Benefit Plans

Retirement Plans   Prior to the Distribution, substantially all employees of the Company and Donnelley were eligible to participate in D&B's defined benefit and defined contribution pension plans, which were accounted for as multi-employer plans. Benefits under the defined benefit pension plan were determined based on the participant's average compensation and years of service ("final average pay benefit"). Under the terms of the Distribution Agreement, the Company assumed responsibility for the pension benefits for active employees of the Company and Donnelley with vested benefits under the D&B defined benefit pension plan. The responsibility for Donnelley retirees and vested terminated employees prior to the Distribution remained with D&B. The Company's financial statements include allocated costs from D&B relating to the defined benefit pension plan of $1,121 for the six months ended June 30, 1998 and $996 in 1997.

Subsequent to the Distribution, the Company established a defined benefit pension plan covering substantially all employees. The benefits to be paid to employees are based on years of service and a percentage of total annual compensation. The percentage of compensation allocated to a retirement account ranges from 3.0% to 12.5% depending on age and years of service ("cash balance benefit"). Benefits to be paid to employees who were participants in the prior D&B defined benefit pension plan will equal the greater of the final average pay benefit or the cash balance benefit. Pension costs are determined using the projected unit credit actuarial cost method. The Company's funding policy is to contribute an amount at least equal to the minimum legal funding requirement. No contributions were made to the plan in 1999 or 1998. Due to the overfunded status of the plan, the Company would not be entitled to a current tax deduction for any contributions made and would be required to pay annual excise taxes. The underlying pension plan assets are invested in diversified portfolios consisting primarily of equity and debt securities.

The Company also has two unfunded non-qualified defined benefit pension plans, the Pension Benefit Equalization Plan ("PBEP") and the Supplemental Executive Benefit Plan ("SEBP"). Senior executives and certain key employees are entitled to participate in these plans which provide retirement benefits based on years of service and compensation (including compensation not permitted to be taken into account under the previously mentioned defined benefit pension plan).

The Company also maintains a defined contribution savings plan for substantially all its employees. The Company makes a contribution of 50 cents for each dollar contributed by a participating employee, up to a maximum of 6% of each participating employee's salary. The cost of this plan to the Company was $1,662, $1,626 and $2,243 for the year ended December 31, 1999, 1998 and 1997, respectively.

Other Postretirement Benefits.  Prior to the Distribution, D&B provided certain health care and life insurance benefits for retired employees of the Company and Donnelley and accounted for this plan as a multi-employer plan. Under the terms of the Distribution Agreement, the Company assumed responsibility for postretirement benefits for active employees of Donnelley. The Company's financial statements include allocated costs from D&B relating to postretirement benefits of $893 for the six months ended June 30, 1998 and $1,724 in 1997.

Subsequent to the Distribution, the Company established an unfunded postretirement benefit plan that provides certain health care and life insurance benefits to those full-time employees who reach retirement age while working for the Company or Donnelley.

A summary of the funded status of the benefit plans at December 31, 1999 and 1998, is as follows:
	Retirement Plans		Postretirement Plan
	1999	1998	1999	1998
Change in benefit obligation
Benefit obligation, beginning of period	$ 45,249	$ 41,418	$ 6,760	$ 6,100
Service cost	2,666	1,368	560	240
Interest cost	3,096	1,449	450	200
Plan participant contributions	--	--	10	10
Actuarial (gain) loss	(2,247)	1,039	(1,020)	270
Benefits paid	(735)	(25)	(100)	(60)

Benefit obligation, end of period	48,029	45,249	6,660	6,760

Change in plan assets
Fair value of plan assets, beginning of period	63,376	60,925	--	--
Return on plan assets	12,369	2,476	--	--
Employer contributions	--	--	90	50
Plan participant contributions	5	--	10	10
Benefits paid	(735)	(25)	(100)	(60)
Fair value of plan assets, end of period	75,015	63,376	--	--
Funded status of plans	26,986	18,127	(6,660)	(6,760)
Unrecognized net (gain) loss	(15,485)	(5,927)	(310)	710
Unrecognized prior service costs	392	435	--	(80)
Unrecognized transition asset	(477)	(950)	--	--
Prepaid (accrued) benefit cost	$ 11,416 =======	$ 11,685 =======	$(6,970) ======	$(6,130) ======

The PBEP and SEBP are unfunded plans. The projected benefit obligation for the PBEP and SEBP was $782 and $3,072 at December 31, 1999 and $392 and $1,283 at December 31, 1998, respectively. The accumulated benefit obligation for the PBEP and SEBP was $320 and $1,200 at December 31, 1999 and $21 and $253 at December 31, 1998, respectively.

The net periodic benefit expense of the benefit plans is as follows:
	Retirement Plans		Postretirement Plan
	Year	Six Months	Year	Six Months
	Ended	Ended	Ended	Ended
	Dec. 31, 1999	Dec. 31, 1998	Dec. 31, 1999	Dec. 31, 1998

Service cost	$ 2,666	$ 1,368	$ 560	$ 240
Interest cost	3,096	1,449	450	200
Return on plan assets	(5,304)	(2,476)	--	--
Net amortization and deferral	(185)	(194)	(80)	(60)
Net periodic benefit expense	$ 273 =====	$ 147 =====	$ 930 ====	$ 380 ====

The following assumptions were used in determining the benefit obligation and net periodic benefit expense:
	Retirement Plans		Postretirement Plan
	1999	1998	1999	1998
Weighted average discount rate	7.75%	6.75%	7.75%	6.75%
Rate of increase in future compensation	4.91%	3.91%	4.91%	3.91%
Expected return on plan assets	9.75%	9.75%	--	--

For measurement purposes, a 6.5% annual rate of increase in the per capita cost of covered health care benefits was assumed for 2000. The rate was assumed to decrease gradually to 5.0% through 2021 and remain at that level thereafter. Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point increase would increase the accumulated postretirement benefit obligation at December 31, 1999 by $580 and the service and interest cost components of the postretirement benefit expense for the year then ended by $80. A one-percentage-point decrease would decrease the accumulated postretirement benefit obligation at December 31, 1999 by $530 and the service and interest cost components of the postretirement benefit expense for the year then ended by $70.

10.  Employee Stock Option Plans

Certain key employees of the Company are eligible to receive stock options, stock appreciation rights and limited stock appreciation rights in tandem with stock options under the Company's 1991 Key Employees Stock Option Plan, as amended ("Stock Option Plan"). Immediately after the Distribution, outstanding awards under the Stock Option Plan held by Company employees were adjusted to have the same ratio of the exercise price per option to the market value per share, the same aggregate difference between market value and exercise price and the same vesting provisions, option periods and other terms and conditions applicable prior to the Distribution. Options may not be granted at less than fair market value of the Company's common stock at the date of the grant. The vesting period for awards under the Stock Option Plan is determined by the Board at the date of the grant, but typically become exercisable in equal annual installments over four years and expire not more than ten years from the grant date.

Changes in employee stock options under the Stock Option Plan for the three years ended December 31, 1999 shown in the following table have been prepared based on historical D&B prices after giving retroactive effect for the reverse one-for-five stock split in August 1998. Options outstanding as of June 30, 1998 were converted on July 1, 1998, to give effect to the Distribution.

	Shares	Weighted Average Exercise Price ($)

Options outstanding, December 31, 1996	265,114	109.85
Granted	75,798	149.75
Exercised	(35,013)	102.25
Surrendered or expired	(23,882)	114.35
Options outstanding, December 31, 1997	282,017	121.15
Granted	1,808	159.53
Exercised	(16,436)	108.36
Surrendered or expired	(25,992)	126.71
Options outstanding, June 30, 1998	241,397	123.76

Options converted, July 1, 1998	2,473,354	12.08
Granted	2,043,250	15.31
Exercised	(12,868)	10.89
Surrendered or expired	(118,743)	12.65
Options outstanding, December 31, 1998	4,384,993	13.55
Granted (1)	83,025	16.49
Exercised	(456,137)	11.15
Surrendered or expired	(465,904)	14.49
Options outstanding, December 31, 1999	3,545,977 ========	13.80

(1)     Includes 12,725 options granted to employees of DonTech. Compensation expense of $66 related to the issuance of these options was recognized in 1999.

At December 31, 1999, 1998, and 1997, options for 1,367,777 shares, 1,456,610 shares and 121,291 shares, respectively, were exercisable. Options for 4,605,772 shares, 4,272,093 shares and 290,039 shares were available for future grants under the Stock Option Plan at December 31, 1999, 1998 and 1997, respectively. The weighted average fair value of options granted during 1999, 1998 and 1997 was $7.06, $4.91 and $27.70, respectively.

The following table summarizes information about stock options outstanding under the Stock Option Plan at December 31, 1999:

	Stock Options Outstanding			Stock Options Exercisable
Range of Exercise Prices	Shares	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

$ 7.67 - $ 12.08	1,172,384	5.5 years	$10.98	1,053,880	$10.96
$ 13.53-$18.69	2,373,593	8.4 years	$15.20	313,897	$14.71
	3,545,977 =======	7.4 years	$13.80	1,367,777 =======	$11.82

Under the 1998 Directors' Stock Option Plan, the Company grants non-employee directors an annual award of 1,500 deferred shares and an option to purchase 1,500 shares of the Company's common stock. Additionally, non-employee directors receive an option to purchase 1,500 shares upon election to the Board. Non-employee directors may also elect to receive an additional option to purchase shares of the Company's common stock in lieu of their annual cash retainer fee. All such option grants and deferred shares vest equally over a three-year period. The Company granted 22,000 stock options and deferred shares in 1999 under this plan. At December 31, 1999, options for 7,789 shares were exercisable. Options for 110,323 shares and 132,323 shares were available for future grants at December 31, 1999 and 1998, respectively under this plan.

The Company follows Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations in accounting for its Stock Option Plan, and, accordingly, no compensation expense related to the issuance of stock option grants to employees has been recognized. The following table reflects the pro forma net income and earnings per share of the Company assuming the Company applied the fair value method of SFAS No. 123 "Accounting for Stock-Based Compensation." The pro forma disclosures shown are not representative of the effects on income and earnings per share in future years.
	1999	1998	1997
Net income
As reported	$55,151	$61,268	$84,743
Pro forma	53,532	59,809	84,380
Basic earnings per share
As reported	$1.64	$1.79	$ 2.48
Pro forma	1.59	1.75	2.47
Diluted earnings per share
As reported	$1.61	$1.77	$ 2.48
Pro forma	1.57	1.73	2.47

The fair value of stock options used to compute the Company's pro forma disclosures is estimated using the Black-Scholes option-pricing model with the following weighted average assumptions:

	1999	1998	1997
Dividend yield	0%	0%	3.3%
Expected volatility	35%	35%	20%
Risk-free interest rate	5.45%	5.46%	5.73%
Expected holding period	4.8 years	4.7 years	4.5 years

11.  Income Taxes

Provision for income taxes consisted of:
	1999	1998	1997
Current provision
U.S. Federal	$20,665	$31,006	$63,519
State and local	5,231	7,020	8,660
Total current provision	25,896	38,026	72,179

Deferred provision (benefit)
U.S. Federal	10,298	2,261	(15,777)
State and local	1,817	539	2,734
Total deferred provision (benefit)	12,115	2,800	(13,043)
Provision for income taxes	$38,011 ======	$40,826 ======	$59,139 ======

The following table summarizes the significant differences between the U.S. Federal statutory tax rate and the Company's effective tax rate.
	1999	1998	1997
Statutory Federal tax rate	35.0%	35.0%	35.0%
State and local taxes, net of U.S. Federal tax benefit	5.0	4.7	5.1
Non-deductible expense	0.8	0.3	1.0
Effective tax rate	40.8% ====	40.0% ====	41.1% ====

Deferred tax assets and liabilities consisted of the following at December 31, 1999 and 1998:
1999	1998

Deferred tax assets

Postretirement benefits	$ 2,973	$ 2,648
Postemployment benefits	171	782
Reorganization and restructuring costs	454	413
Bad debts	3,211	2,119
Various accrued liabilities	6,908	11,572
Total deferred tax asset	13,717	17,534

Deferred tax liabilities
Revenue recognition	62,384	50,670
Pension	4,586	5,117
Capitalized project costs	9,734	12,195
Other	37	461
Total deferred tax liabilities	76,741	68,443
Net deferred tax liability	$63,024 ======	$50,909 ======

Federal and state income taxes paid in cash for the year ended December 31, 1999 and the six months ended December 31, 1998 were $37,450 and $16,362, respectively.

12.  Financial Instruments

The Company's financial instruments at December 31, 1999 and 1998, consisted of the following:
	December 31, 1999		December 31, 1998
	Carry Value	Fair Value	Carry Value	Fair Value

Cash and cash equivalents	$ 2,390	$ 2,390	$ 2,302	$ 2,302
Long-term Debt, including current maturities	444,750	441,375	468,625	476,500
Interest rate swaps	(2,602)	1,638	(2,907)	(6,478)

The carrying amount of cash and cash equivalents approximates fair value due to the short-term nature of these instruments. Long-term Debt consists of borrowings under the Credit Agreement and the Notes. The carrying amount of the Company's borrowings under the Credit Agreement at December 31, 1999 and 1998 of $294,750 and $318,625, respectively, approximates fair value as these obligations bear interest at floating rates. The carrying amount of the Notes at December 31, 1999 and 1998, was $150,000. The fair value of the Notes, determined based on the quoted market price at December 31, 1999 and 1998 was $146,625 and $157,875, respectively.

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

At December 31, 1999 and 1998, the Company had outstanding interest rate swaps with a notional value of $175,000. The swap contracts expire from June 2001 through June 2003. Fixed-rate payments are at rates ranging from 5.86% to 5.90%. Floating-rate payments received are based on rates tied to prevailing short-term interest rates. The average pay rate of outstanding interest rate swaps at December 31, 1999 and 1998 was 5.88%, and the average receive rate was 6.12% and 5.31%, respectively. The fair value is the estimated amount the Company would receive or pay to terminate the agreements and was determined based on quoted market interest rates.

13.  Business Segments

The Company's reportable operating segments are Directory Advertising Services ("DAS"), DonTech Partnership and Directory Publishing Services. Despite the similarities in services provided by DAS, the DonTech Partnership is viewed as a separate reportable operating segment since, among other factors, the employees of DonTech, including officers and managers, are not employees of the Company.

The Company evaluates the performance of its operating segments and allocates resources to them based on operating income and other factors. Expenses for purposes of computing operating income for the reportable segments (except DonTech) includes those costs directly incurred by each business unit plus an allocation of certain shared operating and general and administrative expenses based on estimated business usage. Other represents expenses and assets not allocated to the operating segments. Interest expense, income tax expense and non-operating income and expenses are not allocated to the operating segments.

The Company derives a significant portion of its total revenue from Bell Atlantic and Sprint. Revenue from Bell Atlantic represented 54% of total revenues in 1999, 50% in 1998 and 36% in 1997. Revenue from Sprint (including CenDon) represented 23% of total revenues in 1999, 25% in 1998 and 16% in 1997. Other than Unicom Media Ltd., all the Company's operations are conducted in the United States.

Information for each operating segment for the years ended December 31, 1999, 1998 and 1997 are presented below:
1999	Directory Advertising Services (1)	DonTech Partnership	Directory Publishing Services (2)	Other	Consolidated Totals
Advertising sales (unaudited) (3)
Calendar cycle	$634,380	$432,348	--	--	$1,066,728
Publication cycle	617,570	427,562	--	--	1,045,132
Revenues	153,763	--	$31,391	--	185,154
Income from partnerships and related fees	15,657	123,524	--	--	139,181
EBITDA (4)	42,480	123,524	1,473	$(19,252)	148,225
Depreciation and amortization	6,477	--	6,628	5,214	18,319
Operating income (loss)	36,003	123,524	(5,155)	(24,466)	129,906
Total assets	130,835	197,307	16,530	50,734	395,406
1998
Advertising sales (unaudited) (3)
Calendar cycle	$562,375	$429,200	--	--	$991,575
Publication cycle (5)	580,352	408,930	--	--	989,282
Revenues	137,172	--	$31,918	--	169,090
Income from partnerships and related fees	15,767	120,087	--	--	135,854
EBITDA (4)	38,094	120,087	3,348	$(16,716)	144,813
Depreciation and amortization	6,009	--	6,344	7,225	19,578
Operating income (loss)	32,085	120,087	(2,996)	(23,941)	125,235
Total assets	119,081	198,848	21,948	45,964	385,841
1997
Advertising sales (unaudited) (3)
Calendar cycle	$656,145	$408,600	--	--	$1,064,745
Publication cycle (5)	691,391	391,181	--	--	1,082,572
Revenues	213,732	--	$25,091	--	238,823
Income from partnerships and related fees	13,943	116,228	--	--	130,171
EBITDA (4)	47,492	116,228	2,272	$(9,592)	156,400
Depreciation and amortization	6,741	--	6,895	8,294	21,930
Operating income (loss)	40,751	116,228	(4,623)	(17,886)	134,470
Total assets	119,913	203,589	23,551	30,454	377,507

(1)     The Directory Advertising Services segment information for 1997 includes data relating to the P-East business which was sold in 1997, as follows:

Advertising sales (unaudited) (3)
Calendar cycle	$ 73,753
Publication cycle (5)	73,753
Revenues	77,979
Income from partnership and related fees	1,724
EBITDA (4)	11,817
Depreciation and amortization	848
Operating income	10,969
Total assets	--

(2)    Directory Publishing Services revenue does not include intracompany revenue of $1,461, $793 and $9,893 for the years ended December 31, 1999, 1998 and 1997, respectively. This revenue represents charges to internal business units based on costs incurred and is eliminated in the consolidated financial statements.

(3)    Advertising sales represent the billing value of advertisements sold for an annual directory by the Company and DonTech. Management reviews the performance of the operating segments on, among other things, the advertising sales generated on a calendar cycle and a publication cycle basis. Calendar cycle advertising sales represent the billing value of advertisements sold for an annual directory stated on the same basis for which revenue is recognized in the consolidated financial statements (that is, when a sales contract is signed where the Company acts as a sales agent and when a directory is published where the Company acts as the publisher). Management believes that an additional useful measurement of sales performance is the publication cycle basis. This method measures sales based on the value of an annual directory according to its publication date regardless of the Company's role and the recognition of revenue in the consolidated financial statements. If a directory publication date changes from one year to the next, the prior year publication date is adjusted to conform to the present year to maintain comparability.

(4)    EBITDA represents earnings before interest, taxes and depreciation and amortization. EBITDA is not a measurement of operating performance computed in accordance with generally accepted accounting principles and should not be considered as a substitute for operating income or net income prepared in conformity with generally accepted accounting principles. In addition, EBITDA may not be comparable to similarly titled measures of other companies.

(5)    Publication cycle sales in 1998 and 1997 for DAS have been adjusted from the amount reported in the prior year to reduce sales by $481 and $1,250, respectively, to conform to the 1999 publication dates. Publication cycle sales in 1998 and 1997 for DonTech have also been adjusted from the amount reported in the prior year to increase sales by $5,830 and $5,681, respectively, to conform to the 1999 publication dates. Also in 1999, Sprint took over responsibility for national advertising sales for Central Florida in consideration for an annual fee payable to the Company. Consequently, there were no national advertising sales in 1999 and accordingly, to conform to the 1999 presentation, national sales of $6,051 and $5,677 have been excluded from 1998 and 1997 publication cycle sales for DAS, respectively.

14.  Valuation and Qualifying Accounts
	Balance at Beginning of Period	Additions Charged to Cost and Expenses	Deductions (1)	Balance at End of Period
Allowance for Doubtful Accounts:
For the year ended December 31, 1999	$ 8,765	8,571	9,344	$ 7,992
For the year ended December 31, 1998	$ 3,295	8,264	2,794	$ 8,765
For the year ended December 31, 1997	$10,979	18,382	26,066	$ 3,295

(1)     Includes accounts written off and $6,658 related to the sale of P-East in 1997.

15.  Quarterly Information (unaudited)
	Three Months Ended
	March 31	June 30	September 30	December 31	Full Year
1999
Revenues	$42,084	$40,125	$58,541	$44,404	$185,154
Operating income	23,888	37,465	47,156	21,397	129,906
Net income	8,475	16,873	22,358	7,445	55,151

Basic earnings per share	$0.25	$0.50	$0.66	$0.22	$1.64
Diluted earnings per share	$0.25	$0.49	$0.65	$0.22	$1.61
	Three Months Ended
	March 31	June 30	September 30	December 31	Full Year
1998
Revenues	$33,871	$37,994	$53,391	$43,834	$169,090
Operating income	25,024	39,136	43,055	18,020	125,235
Net income	15,015	21,673	19,619	4,961	61,268

Basic earnings per share	$ 0.44	$ 0.63	$ 0.57	$ 0.15	$ 1.79
Diluted earnings per share	$ 0.44	$ 0.63	$ 0.57	$ 0.14	$ 1.77

The full year earnings per share amount may not equal the sum of the quarters due to changes in the average share calculations and rounding.

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and
Partners of DonTech I and DonTech II

In our opinion, the accompanying combined balance sheets and the related combined statements of partners' capital, of operations and of cash flows present fairly, in all material respects, the combined financial position of AM-DON (doing business as "DonTech" and hereafter referred to as "DonTech I") and the DonTech II Partnership ("DonTech II") at December 31, 1999 and 1998, and the combined results of their operations and their cash flows for each of the three years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the management of DonTech I and DonTech II; our responsibility is to express an opinion on these combined financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

/s/ PRICEWATERHOUSECOOPERS LLP

January 7, 2000, except for Note 10
  which is as of January 28, 2000
Chicago, Illinois

DONTECH

COMBINED STATEMENTS OF OPERATIONS
Year Ended December 31,
1999	1998	1997

(in thousands)
Sales	$109,260	$286,931	$503,912
Less allowances	6,364	30,731	77,788
Net sales	102,896	256,200	426,124
Expenses
Selling	53,460	68,235	52,927
Telephone company fees	--	2,021	83,210
Printing and manufacturing	19	14,036	39,085
Compilation	--	3,384	8,888
Delivery	2	1,074	7,703
Administrative	--	1,974	7,696
Occupancy and depreciation	7,049	9,055	9,880
Other	2,478	3,472	12,489
Total operating expenses	63,008	103,251	221,878
Income from operations	39,888	152,949	204,246

Other income (expense)	1,422	(507)	2,064
Net income	$ 41,310 ======	$152,442 =======	$206,310 =======

The accompanying notes are an integral part of the financial statements.

DONTECH

COMBINED BALANCE SHEETS
December 31,
1999	1998

(in thousands)
Assets
Current Assets:
Cash and cash equivalents	$ 19,408	$ 20,943
Trade receivable, net of allowance for doubtful
Accounts of $61 (1999) and $2,187 (1998)	20,128	30,205
Commission receivable - from related party	110,179	106,386
Prepaid expenses	961	432
Deferred expenses	--	16
Total current assets	150,676	157,982
Fixed assets, net of accumulated depreciation and amortization	7,141	8,468
Pension asset	8,443	5,314
Other	1,628	1,099
Total Assets	$167,888 ======	$172,863 =======
Liabilities and Partners' Capital
Current Liabilities:
Accounts payable	$ 2,446	$ 6,572
Accrued liabilities	7,531	6,828
Deferred sales revenue	--	466
Total current liabilities	9,977	13,866
Partners' capital	157,911	158,997
Total Liabilities and Partners' Capital	$167,888 =======	$172,863 =======

The accompanying notes are an integral part of the financial statements.

DONTECH

COMBINED STATEMENTS OF CASH FLOWS
Year Ended December 31,
1999	1998	1997

(in thousands)
Cash Flows from Operating Activities:
Net income	$ 41,310	$ 152,442	$ 206,310
Reconciliation of net income to net cash
provided by operating activities:
Depreciation and amortization	2,615	3,088	3,246
Provision for uncollectible accounts	6,364	20,832	32,474
(Increase) decrease in accounts receivable	(94)	132,687	(61,332)
Decrease in deferred printing and manufacturing	34	13,913	20,788
Decrease in deferred selling	--	20,331	13,076
Decrease in deferred compilation	--	3,310	5,309
Decrease in deferred delivery	--	1,087	1,895
Decrease in deferred directory operating service	--	750	1,468
(Increase) decrease in deferred other	(4)	2,105	2,280
Increase in other current assets	(4,187)	(604)	(3,184)
(Decrease) increase in accounts payable	(4,090)	(36,033)	18,885
Increase in accrued liabilities	667	251	517
Decrease in deferred sales revenue	(466)	(161,340)	(11,345)
Net cash provided by operating activities	42,149	152,819	230,387
Cash Flows from Investing Activities:
Purchases of equipment	(1,288)	(6,658)	(1,522)
Cash Flows from Financing Activities:
Partners contributions	--	49,000	2,998
Distributions to partners	(42,396)	(181,042)	(229,598)
Net cash used in financing activities	(42,396)	(132,042)	(226,600)
(Decrease) increase in cash and cash equivalents	(1,535)	14,119	2,265
Cash and cash equivalents, beginning of year	20,943	6,824	4,559
Cash and cash equivalents, end of year	$ 19,408 =======	$ 20,943 =======	$ 6,824 =======
Noncash Financing Activities:
Partnership capital contribution receivable	$ -- =====	$ -- =====	$ 27,000 =======

The accompanying notes are an integral part of the financial statements.

DONTECH

COMBINED STATEMENTS OF PARTNERS' CAPITAL
R.H. Donnelley Corporation	Ameritech Publishing of Illinois, Inc.	Total

(in thousands)
Balance, January 1, 1997	$ 85,789	$ 73,098	$ 158,887
Contributions, per agreement	13,500	13,500	27,000
Contribution receivable	(13,500)	(13,500)	(27,000)
Net income	118,162	88,148	206,310
Distributions to partners	(121,688)	(104,912)	(226,600)

Balance, December 31, 1997	82,263	56,334	138,597
Payment of contribution receivable	13,500	13,500	27,000
Contributions, per agreement	11,000	11,000	22,000
Net income	86,430	66,012	152,442
Distributions to partners	(98,407)	(82,635)	(181,042)

Balance, December 31, 1998	94,786	64,211	158,997
Net income	20,312	20,998	41,310
Distributions to partners	(21,896)	(20,500)	(42,396)
Balance, December 31, 1999	$ 93,202 =======	$ 64,709 ======	$ 157,911 =======

The accompanying notes are an integral part of the financial statements.

DONTECH

NOTES TO COMBINED FINANCIAL STATEMENTS

(amounts in thousands)

1.  Form of Organization and Nature of Business

AM-DON d.b.a. DonTech ("DonTech I") is a general partnership between R.H. Donnelley Inc. (formerly known as The Reuben H. Donnelley Corporation) ("R.H. Donnelley"), a Delaware corporation, and Ameritech Publishing of Illinois, Inc. ("API/IL"), an Illinois corporation, doing business as Ameritech Advertising Services ("Aas"). Under a new structure as defined in the "Master Agreement" dated August 19, 1997, the existing partnership is referred to as "DonTech I". Concurrently, API/IL and R. H. Donnelley formed a new partnership referred to as "DonTech II".

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

In accordance with the Second Amended and Restated AM-Don Partnership Agreement, effective August 19, 1997, the DonTech I partnership ceased publishing directories as of January 1, 1998. The partnership will recognize the deferred revenue and expenses recorded as of December 31, 1997 over the remaining life of those directories published prior to January 1, 1998. Upon completion of the collection of receivables, the partnership will thereafter wind up in accordance with the agreement.

In August 1997, R.H. Donnelley and API/IL reached an agreement regarding a revised partnership structure through which a new DonTech partnership became the exclusive sales agent in perpetuity for the yellow page, white page and street address directories to be published by API for Illinois, northwest Indiana and Michigan. The new partnership, known as "DonTech II", receives a 27% commission on sales net of provisions (capped at 6.1% subject to certain exclusions). DonTech II's cost structure includes principally sales, sales operations, office services, finance, facilities and related overhead. DonTech II profits are shared equally between the partners. During the term of the partnership agreement, neither partner may compete directly against the business of DonTech II without the consent of the Board (as defined below).

A Board of Directors (the "Board") was appointed to administer the activities of each partnership. From time to time during the term of the partnership, the Board may call for additional capital contributions in equal amounts from each of the partners if, in the opinion of the Board, additional capital is required for the operation of the partnership.

The accompanying financial statements of DonTech I and DonTech II are shown on a combined basis. As DonTech II was formed in August 1997, the combined statements of operations for the three years in the period ended December 31, 1999 only include the results of operations of DonTech II for the period from August 1997 through December 1999. All significant affiliated accounts and transactions have been eliminated in preparation of the combined financial statements.

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

Concentration of Credit Risk.  Financial instruments which potentially subject each partnership to a concentration of credit risk consist principally of commercial paper and accounts receivables. The partnership invests its excess cash in commercial paper with an investment rating of AA or higher and has not experienced any losses on these investments.

DonTech I trade accounts receivable and DonTech II commissions receivable are due from Aas. Collateral is generally not required from either partnership's customers.

Use of Estimates.  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expense during the reporting period. Actual results could differ from those estimates. During 1999, the partnership recorded a $6.2 million charge related to bad debts that has been allocated to each partner based on their respective share of partnership income and loss as stipulated in the partnership agreement.

Recent Pronouncements.  In June 1998, the FASB issued Statement No. 133 "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments and hedging activities and requires recognition of all derivatives as assets or liabilities in the statement of financial position and measurement of those instruments at fair value. The statement as amended is effective for fiscal years beginning after June 15, 2000. As the partnership does not have any derivative instruments of hedging activities, SFAS No. 133 is not expected to have a material effect on its financial results.

3.  Fixed Assets

Fixed assets consist of the following at December 31:
	1999	1998
Equipment	$21,873	$21,003
Furniture and fixtures	7,250	7,034
Leasehold improvements	1,544	2,159
	30,667	30,196
Less accumulated depreciation and amortization	23,526	21,728
	$ 7,141 ======	$ 8,468 ======

4.  Related Party Transactions

DonTech I.  Under the Directory Agreement, DonTech I was obligated to pay Illinois Bell Telephone ("IBT") a minimum of $75,000 per year in exchange for billing and collection services performed by IBT. The base fee for these services was $75,000 for each calendar year until the Directory Agreement is terminated. Under the terms of the revised partnership agreement, the responsibility for payment of these fees was transferred to Ameritech effective January 1, 1998.

In addition to the base fee, DonTech I agreed to pay IBT an amount equal to 7 1/2% of the increase in total revenue received from certain sources identified in the Directory Agreement over such revenues received in the immediately preceding calendar year. The additional fee due to IBT was $1,800 in 1997. IBT also provided directory operations services (white page compilation) to DonTech I. DonTech I paid approximately $2,000 to IBT in 1997 for these services. However, effective January 1, 1998 under the terms of the revised partnership agreement the cost of these services became the responsibility of Ameritech.

During 1997, R. H. Donnelley provided compilation, photocomposition and data processing services to DonTech I. In addition, The Dun & Bradstreet Corporation (of which R.H. Donnelley was a wholly owned subsidiary) provided employee benefits and administrative services, and certain business insurance coverages for each partnership. The amount paid for these services was determined at the beginning of each year based upon estimated activity and adjusted to actual at the end of each year. The total amount paid for these services was approximately $20,500 in 1997. The amount paid for employee benefits includes the administration of each partnership's Profit Sharing and 401(k) Plans as well as its health care, long and short term disability, dental and pension plans. Effective June 1, 1997, DonTech I established their own health care, long and short term disability and dental plans at which time it terminated its coverages for these plans through Dun & Bradstreet.

DonTech I also entered into subcontracting agreements for the publishing of certain Indiana Bell directories. For the first four months of 1997, under a Directory Fulfillment Memorandum of Understanding, DonTech I was obligated to perform certain directory fulfillment services for Aas. The obligation for these services was transferred to an outside vendor effective May 1, 1997.

Amended Partnership Allocation.  The partners negotiated settlement agreements regarding excessive bad debt write-offs incurred by DonTech I during the years ended December 31, 1999, 1998 and 1997. The agreements provided for special allocations of the excessive bad debts between the partners based upon a negotiated ratio. The effect of these settlement agreements has been included in the allocation of net income as presented in the statement of partners' capital at December 31, 1999, 1998 and 1997.

DonTech II.  Under the provisions of the "Revenue Participation Agreement" dated August 19, 1997, in exchange for exclusive publishing rights, APIL Partners Partnership agrees to pay R.H. Donnelley revenue participation interests. The revenue participation interests are based upon gross revenues of the DonTech II partnership net of provisions (capped a 6.1% per annum subject to certain exclusions) and sales commissions paid by DonTech II. The revenue participation interest was 34.8% in 1998 and 35.9% for 1999 and thereafter.

The partnership purchases car plan administration and insurance services from R.H. Donnelley and general ledger and purchasing services from Aas. The partnership also provides facility space for certain employees of Aas under an agreement entered into in 1998.

5.  Partnership Contribution Receivable

For DonTech II, the respective partner capital contributions are to be made in equal proportion according to the Initial Capital Schedule as reflected in the DonTech II Partnership Agreement. As of December 31, 1997, the total amount of capital required to be contributed by the partners was $27,000, respectively.

At December 31, 1997, the respective partnership capital accounts have been credited with the amount of required capital contributions and have been offset by a corresponding contribution receivable, as the funds had not been received. Such contributions were funded in 1998.

6.  Contingencies and Commitments

DonTech I leases certain office facilities under noncancelable lease arrangements. These leases and the related obligations were assumed by DonTech II. Rent expense under these operating leases was approximately $1,807, $2,743, and $2,603 for 1999, 1998 and 1997, respectively. The future minimum lease payments required under noncancelable operating leases that have initial or remaining lease terms in excess of one year as of December 31, 1999 are as follows:
2000 2001 2002 2003 2004 Thereafter	$ 3,862 3,715 3,408 3,298 3,064 14,930 $ 32,277 ======

In September 1998, DonTech entered into a maintenance service agreement with Ameritech to provide maintenance services, including parts, to Aas. The length of the agreement is five years. According to the terms of the agreement, DonTech's obligations over the life of the agreement as of December 31, 1999 are as follows:
2000 2001 2002 2003	$ 110 113 116 79 $ 418 ====

7.  Employee Retirement and Profit Participation Plans

Each partnership participates in a defined benefit pension plan covering substantially all of its respective employees (the "Principal Plan"). The Principal Plan's assets are invested in equity funds, fixed income funds and real estate. Total expense for the Principal Plan was approximately $564, $820 and $1,121 for 1999, 1998 and 1997, respectively. The following provides a reconciliation of benefit obligations, plan assets and the funded status of the Principal Plan.
	1999	1998
Change in benefit obligation
Projected benefit obligation, beginning of year	$20,572	$17,686
Service cost	1,027	929
Interest cost	1,364	1,298
Benefits paid	(713)	(1,149)
(Gain) / loss	(13)	1,130
Effect of plan amendments, assumption changes and other charges	(1,803)	678
Projected benefit obligation, end of year	$20,434	$20,572
Change in plan assets
Market value of assets, at January 1	$25,314	$20,195
Benefits paid	(713)	(1,149)
Contributions	3,620	2,507
Actual return on assets	2,621	3,761
Market value of assets, at December 31	$30,842	$25,314
Funded status of the plan	$10,408	$ 4,742
Unrecognized net gain	(4,398)	(2,214)
Unrecognized prior service costs	1,974	2,400
Prepaid cost	$ 7,984 ======	$ 4,928 ======
Prepaid benefit cost	$ 8,443	$ 5,314
Accrued benefit liability	(459)	(488)
Intangible asset	--	102
Net amount recognized	$ 7,984 ======	$ 4,928 ======

Net periodic pension cost for the Plan in 1999, 1998 and 1997 include the following components:
	1999	1998	1997

Service cost	$1,027	$ 929	$ 936
Interest cost	1,364	1,298	1,185
Expected return on assets	(2,255)	(1,833)	(1,440)
Amortization of net gain	2	--	--
Amortization of unrecognized prior service cost	426	426	440
Total pension cost	$ 564 =====	$ 820 =====	$1,121 =====

Assumptions used are as follows:
	1999	1998	1997
Discount rate	7.75%	7.00%	7.50%
Expected long-term rate of return	9.75%	9.75%	9.75%
Weighted average compensation increase	4.16%	3.16%	3.16%

Additionally, each respective partnership participates in a Profit Participation Plan (the "Profit Plan") that covers substantially all its employees. Employees may voluntarily contribute up to 6% of their salaries to the Profit Plan and are guaranteed a matching contribution of fifty cents per dollar contributed. Each partnership also makes contributions to the Profit Plan based on a formula and contingent upon the attainment of financial goals set in advance as defined in the Plan. The contributions made to the plan were $782, $768, and $926 in 1999, 1998 and 1997, respectively.

8.  Postretirement Benefits Other Than Pensions

The partnership provides postretirement health care and life insurance benefits to certain retired employees and their dependents. The following provides a reconciliation of benefit obligations, plan assets and the funded status of the health and life insurance plans.
	1999	1998
Change in benefit obligation
Benefit obligation, beginning of year	$2,910	$2,294
Service cost	164	127
Interest cost	196	161
Plan participants' contributions	21	9
Amendments	--	522
Actuarial gain	(210)	(173)
Benefits paid	(130)	(30)
Benefit obligation, end of year	$2,951 =====	$2,910 =====
Change in plan assets
Market value of assets, at January 1	$ --	$ --
Employer contributions	109	21
Plan participants' contributions	21	9
Benefits paid	(130)	(30)
Market value of assets, at December 31,	$ --	$ --
Funded status of plan	$2,951	$2,910
Unrecognized actuarial gain	(23)	(231)
Unrecognized prior benefit cost	(310)	(399)
Accrued cost	$2,618 =====	$2,280 =====

Net periodic postretirement benefit cost for 1999, 1998 and 1997 include the following components:
	1999	1998	1997

Service cost	$ 253	$ 157	$ 101
Interest cost	196	161	142
Net periodic benefit cost	$ 449 ====	$ 318 ====	$ 243 ====

The discount rate used in determining the APBO as of December 31, 1999 and 1998 was 7.75% and 6.75%, respectively. The assumed health care cost trend rate used in measuring the APBO as of December 31, 1999 and 1998 varies by the age of the participant and the retirement date and ranges from 6.5% to 8.0%, respectively. The rates are assumed to decrease gradually to 5.0% for 2021 and remain at that level thereafter.

Increasing the health care cost trend rates by one percentage point would not have had a material effect on the December 31, 1999 APBO or the net periodic postretirement expense.

9.  Valuation and Qualifying Accounts

	Balance at Beginning of Period	Additions Charged to Cost and Expenses	Deductions (1)	Balance at End of Period
Allowance for Doubtful Accounts:
For the year ended December 31, 1999	$ 2,187	6,364	8,490	$ 61
For the year ended December 31, 1998	$35,581	28,487	61,881	$ 2,187
For the year ended December 31, 1997	$13,908	40,230	18,557	$ 35,581

(1)  Includes accounts written off and other allowances made.

10.  Subsequent Event

On January 28, 2000, the respective partners of the DonTech I partnership agreed to amend the DonTech I partnership agreement to provide for the payment of $29,898 from the DonTech I partnership to API/IL as a preferential distribution. The preferential distribution was comprised of cash funds totaling $13,332 and the forgiveness and cancellation of a receivable due from API/IL to the partnership in the amount of $16,566.

Additionally, the partners of DonTech II also agreed to amend the DonTech II partnership agreement to provide for the payment of $29,898 by API/IL to the DonTech II partnership upon the dissolution of the DonTech II partnership and for the subsequent payment of a $29,898 preferential distribution to R.H. Donnelley.

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
                   DISCLOSURES

There have been no changes in, or disagreements with the Company's independent auditors, or the independent auditors of DonTech for the three-year period ended December 31, 1999.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information in response to this Item is incorporated herein by reference to the section entitled "Board of Directors" on pages 6 - 7 in the Company's Proxy Statement dated March 22, 2000 filed with the Securities and Exchange Commission, except that "Executive Officers of the Registrant" on pages 5 - 6 of this report responds to Item 401(b) and (e) of Regulation S-K.

ITEM 11.    EXECUTIVE COMPENSATION

Information in response to this Item is incorporated herein by reference to the section entitled "Director and Executive Compensation" on pages 9 - 19 in the Company's Proxy Statement dated March 22, 2000 filed with the Securities and Exchange Commission.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information in response to this Item is incorporated herein by reference to the section entitled "Security Ownership of Certain Beneficial Owners and Management" on pages 20 - 21 in the Company's Proxy Statement dated March 22, 2000 filed with the Securities and Exchange Commission.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information in response to this Item is incorporated herein by reference to the section entitled "Board of Directors" on pages 6 - 8 in the Company's Proxy Statement dated March 22, 2000 filed with the Securities and Exchange Commission.

PART IV

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
(A)(1) and (2) - List of financial statements and financial statement schedules

The following consolidated financial statements of the Company are included under Item 8:

Consolidated Statements of Operations for the three years ended December 31, 1999
Consolidated Balance Sheets at December 31, 1999 and 1998
Consolidated Statements of Cash Flows for the three years ended December 31, 1999
Consolidated Statement of Changes in Shareholders' Equity (Deficit) for the three years ended December 31, 1999
Notes to the Consolidated Financial Statements

The following combined financial statements for DonTech are included under Item 8:

Combined Statement of Operations for the three years ended December 31, 1999
Combined Balance Sheets at December 31, 1999 and 1998
Combined Statements of Cash Flows for the three years ended December 31, 1999
Combined Statements of Partners' Capital for the three years ended December 31, 1999
Notes to the Combined Financial Statements

The following financial statement schedule for the Company is included under Item 8:
Schedule II - Valuation and qualifying accounts (included as Footnote 14 - Valuation and Qualifying Accounts, to the notes to the Consolidated Financial Statements)
(B) Reports on Form 8-K None

(C) Exhibits:
Exhibit No.	Document
3.1	Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q for the three months ended March 31, 1999, Commission File No. 001-07155)
3.2	By-laws of the Company (incorporated by reference to Exhibit 3.2 to the Quarterly Report on Form 10-Q for the three months ended March 31, 1999, Commission File No. 001-07155)
3.3

Certificate of Incorporation of R.H. Donnelley Inc. (incorporated by reference to Exhibit 3.3 to Amendment No. 1 to the Registration Statement on Form S-4, filed with the Securities and Exchange Commission on August 7, 1998, Registration No. 333-59287)

3.4

By-laws of R.H. Donnelley Inc. (incorporated by reference to Exhibit 3.4 to the Registration Statement on Form S-4, filed with the Securities and Exchange Commission on July 17, 1998, Registration No. 333-59287)

4.1

Indenture dated as of June 5, 1998 between R.H. Donnelley Inc., as Issuer, the Company, as Guarantor, and the Bank of New York, as Trustee, with respect to the 9 1/8% Senior Subordinated Notes due 2008 (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-4, filed with the Securities and Exchange Commission on July 17, 1998, Registration No. 333-59287)

4.2	Form of the 9 1/8% Senior Subordinated Notes due 2008 (included in Exhibit 4.1)
4.3	Company Guarantee (included in Exhibit 4.1)
4.4

Exchange and Registration Rights Agreement dated as of June 5, 1998, among the Company, R.H. Donnelley Inc., and Goldman, Sachs & Co. and Chase Securities Inc., as Initial Purchasers (incorporated by reference to Exhibit 4.4 to the Registration Statement on Form S-4, filed with the Securities and Exchange Commission on July 17, 1998, Registration No. 333-59287)

4.5

Rights Agreement, dated as of October 27, 1998 between R.H. Donnelley Corporation and First Chicago Trust Company (incorporated by reference to Exhibit 4 to the Registration Statement on Form 8-A, filed with the Securities and Exchange Commission on November 5, 1998, Registration No. 001-07155)

10.1

Form of Distribution Agreement between the Company (f/k/a The Dun & Bradstreet Corporation) and The New Dun & Bradstreet Corporation (incorporated by reference to Exhibit 99.2 to the Form 8-K of the Company (f/k/a The Dun & Bradstreet Corporation), filed on June 30, 1998)

10.2

Form of Tax Allocation Agreement between the Company (f/k/a The Dun & Bradstreet Corporation) and The New Dun & Bradstreet Corporation (incorporated by reference to Exhibit 99.3 to the Form 8-K of the Company (f/k/a The Dun & Bradstreet Corporation), filed on June 30, 1998)

10.3

Form of Employee Benefits Agreement between the Company (f/k/a The Dun & Bradstreet Corporation) and The New Dun & Bradstreet Corporation (incorporated by reference to Exhibit 99.4 to the Form 8-K of the Company (f/k/a The Dun & Bradstreet Corporation), filed on June 30, 1998)

10.4

Form of Intellectual Property Agreement between the Company (f/k/a The Dun & Bradstreet Corporation) and The New Dun & Bradstreet Corporation (incorporated by reference to Exhibit 99.5 to the Form 8-K of the Company (f/k/a The Dun & Bradstreet Corporation), filed on June 30, 1998)

10.5

Form of Shared Transaction Services Agreement between the Company (f/k/a The Dun & Bradstreet Corporation) and The New Dun & Bradstreet Corporation (incorporated by reference to Exhibit 99.6 to the Form 8-K of the Company (f/k/a/ The Dun & Bradstreet Corporation), filed on June 30, 1998)

10.6

Form of Data Services Agreement between the Company (f/k/a The Dun & Bradstreet Corporation) and The New Dun & Bradstreet Corporation (incorporated by reference to Exhibit 99.7 to the Form 8-K of the Company (f/k/a The Dun & Bradstreet Corporation), filed on June 30, 1998)

10.7

Form of Transition Services Agreement between the Company (f/k/a The Dun & Bradstreet Corporation) and The New Dun & Bradstreet Corporation (incorporated by reference to Exhibit 99.8 to the Form 8-K of the Company (f/k/a The Dun & Bradstreet Corporation), filed on June 30, 1998)

10.8

Form of Amended and Restated Transition Services Agreement between the Company (f/k/a The Dun & Bradstreet Corporation), The New Dun & Bradstreet Corporation, Cognizant Corporation, IMS Health Incorporated, ACNielsen Corporation and Gartner Group, Inc. (incorporated by reference to Exhibit 99.9 to the Form 8-K of the Company (f/k/a The Dun & Bradstreet Corporation), filed on June 30, 1998)

10.9

Credit Agreement among the Company, R.H. Donnelley Inc., The Chase Manhattan Bank, as Administrative Agent and the Lenders party thereto (incorporated by reference to Exhibit 10.9 to the Registration Statement on Form S-4, filed with the Securities and Exchange Commission on July 17, 1998, Registration No. 333-59287)

10.10

First Amendment to Credit Agreement, dated as of March 4, 1999, among the Company, R.H. Donnelley Inc., The Chase Manhattan Bank, as Administrative Agent, and the Lenders party thereto (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the three months ended March 31, 1999, Commission File No. 001-07155)

10.11

DonTech II Partnership Agreement, effective August 19, 1997, by and between R.H. Donnelley Inc. (f/k/a The Reuben H. Donnelley Corporation) and Ameritech Publishing of Illinois, Inc. (incorporated by reference to Exhibit 10.10 to Amendment No. 1 to the Registration Statement on Form S-4, filed with the Securities and Exchange Commission on August 7, 1998, Registration No. 333-59287)

10.12

Revenue Participation Agreement, dated as of August 19, 1997, by and between APIL Partners Partnership and R.H. Donnelley Inc. (f/k/a The Reuben H. Donnelley Corporation) (incorporated by reference to Exhibit 10.11 to Amendment No. 1 to the Registration Statement on Form S-4, filed with the Securities and Exchange Commission on August 7, 1998, Registration No. 333-59287)

10.13

Master Agreement, executed August 19, 1997, by and among R.H. Donnelley Inc. (f/k/a The Reuben H. Donnelley Corporation), the Company (f/k/a The Dun & Bradstreet Corporation), The Am-Don Partnership a/k/a DonTech, DonTech II, Ameritech Publishing, Inc., Ameritech Publishing of Illinois, Inc., Ameritech Corporation, DonTech I Publishing Company LLC and the APIL Partners Partnership (incorporated by reference to Exhibit 10.12 to Amendment No. 1 to the Registration Statement on Form S-4, filed with the Securities and Exchange Commission on August 7, 1998, Registration No. 333-59287)

10.14

Exclusive Sales Agency Agreement, effective August 19, 1997, between APIL Partners Partnership and DonTech II (incorporated by reference to Exhibit 10.13 to Amendment No. 1 to the Registration Statement on Form S-4, filed with the Securities and Exchange Commission on August 7, 1998, Registration No. 333-59287)

10.15

Second Amended and Restated Partnership Agreement, effective as of August 19, 1997, by and between R.H. Donnelley Inc. (f/k/a The Reuben H. Donnelley Corporation) and Ameritech Publishing of Illinois , Inc. (incorporated by reference to Exhibit 10.14 to Amendment No. 1 to the Registration Statement on Form S-4, filed with the Securities and Exchange Commission on August 7, 1998, Registration No. 333-59287)

10.16

1991 Key Employees' Performance Unit Plan, as amended and restated (incorporated by reference to Exhibit 10.15 to Amendment No. 3 to the Registration Statement on Form S-4, filed with the Securities and Exchange Commission on September 28, 1998, Registration No. 333-59287)

10.17

1991 Key Employees' Stock Option Plan, as amended and restated (incorporated by reference to Exhibit 10.16 to Amendment No. 3 to the Registration Statement on Form S-4, filed with the Securities and Exchange Commission on September 28, 1998, Registration No. 333-59287)

10.18*	Amended and Restated 1998 Directors' Stock Plan (as of September 21, 1999)
10.19

Annual Incentive Plan, as amended and restated (incorporated by reference to Exhibit 10.18 to Amendment No. 3 to the Registration Statement on Form S-4, filed with the Securities and Exchange Commission on September 28, 1998, Registration No. 333-59287)

10.20

Supplemental Executive Benefit Plan (incorporated by reference to Exhibit 10.19 to Amendment No. 3 to the Registration Statement on Form S-4, filed with the Securities and Exchange Commission on September 28, 1998, Registration No. 333-59287 )

10.21

Deferred Compensation Plan (incorporated by reference to Exhibit 4.01 to the Company's Registration Statement on Form S-8, filed with the Securities and Exchange Commission on November 24, 1999, Registration No. 333-91613)

10.22

Employment Agreement dated as of September 28, 1998 between the Company and Frank R. Noonan (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998)

10.23

Employment Agreement dated as of September 28, 1998 between the Company and Philip C. Danford (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998)

10.24

Employment Agreement dated as of September 28, 1998 between the Company and David C. Swanson (incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998)

10.25*	Employment Agreement dated as of September 28, 1998 between the Company and Judith A. Norton
10.26*	Employment Agreement dated as of September 28, 1998 between the Company and Stephen B. Wiznitzer
10.27

Severance Agreement and Release dated as of March 24, 1999 between the Company and Frederick J. Groser (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999)

10.28

Severance Agreement and Release dated as of July 23, 1999 between the Company and Alexander R. Marasco (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999)

21*	Subsidiaries of the Company
23*	Consent of Independent Accountants
27.1*	Financial Data Schedule of the Company
27.2*	Financial Data Schedule of R.H. Donnelley Inc.

         *Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 27th day of March, 2000.

R.H. Donnelley Corporation

By: /s/ Frank R. Noonan
Frank R. Noonan,
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been duly signed by the following persons in the capacities and on the date indicated.

/s/ Frank R. Noonan	Chairman of the Board and	March 27, 2000
(Frank R. Noonan)	Chief Executive Officer

/s/ Philip C. Danford	Senior Vice President and	March 27, 2000
(Philip C. Danford)	Chief Financial Officer

/s/ William C. Drexler	Vice President and Controller	March 27, 2000
(William C. Drexler)

/s/ Diane P. Baker	Director	March 27, 2000
(Diane P. Baker)

/s/ Kenneth G. Campbell	Director	March 27, 2000
(Kenneth G. Campbell)

/s/ Darius W. Gaskins Jr.	Director	March 27, 2000
(Darius W. Gaskins Jr.)

/s/ William G. Jacobi	Director	March 27, 2000
(William G. Jacobi)

/s/ Robert Kamerschen	Director	March 27, 2000
(Robert Kamerschen)

/s/ Carol J. Parry	Director	March 27, 2000
(Carol J. Parry)

/s/ Barry Lawson Williams	Director	March 27, 2000
(Barry Lawson Williams)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 27th day of March, 2000.
R.H. Donnelley Inc.

By: /s/ Frank R. Noonan
Frank R. Noonan,
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been duly signed by the following persons in the capacities and on the date indicated.
/s/ Frank R. Noonan	Director, President and	March 27, 2000
(Frank R. Noonan)	Chief Executive Officer

/s/ Philip C. Danford	Director, Senior Vice President	March 27, 2000
(Philip C. Danford)	and Chief Financial Officer

/s/ William C. Drexler	Vice President and Controller	March 27, 2000
(William C. Drexler)

/s/ Stephen B. Wiznitzer	Director, Senior Vice President	March 27, 2000
(Stephen B. Wiznitzer)	and General Counsel