Form 10-Q
period 2000-09-30
R H DONNELLEY CORP; DONNELLEY R H INC
filed 2000-11-13
CIK 30419, 1065310

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

(Mark one)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2000

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________ to _______________________

                        Commission file number 001-07155

                           R.H. DONNELLEY CORPORATION
             (Exact name of registrant as specified in its charter)

                Delaware                                      13-2740040
----------------------------------------       ----------------------------------------
        (State of Incorporation)                 (I.R.S. Employer Identification No.)

 One Manhattanville Road, Purchase N.Y.                         10577
----------------------------------------       ----------------------------------------
(Address of principal executive offices)                     (Zip Code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.             Yes  X    No
                                                   ---      ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

           Title of Class                           Shares Outstanding at October 31, 2000
           --------------                           --------------------------------------
 Common Stock, par value $1 per share                             31,739,752

                        Commission file number 333-59287

                              R.H. DONNELLEY INC. *
             (Exact name of registrant as specified in its charter)

                Delaware                                      36-2467635
----------------------------------------       ----------------------------------------
        (State of Incorporation)                 (I.R.S. Employer Identification No.)

 One Manhattanville Road, Purchase N.Y.                         10577
----------------------------------------       ----------------------------------------
(Address of principal executive offices)                     (Zip Code)

Registrants' telephone number, including area code        (914) 933-6400


* R.H. Donnelley Inc. is a wholly owned subsidiary of R.H. Donnelley Corporation. R.H. Donnelley Inc. became subject to the filing requirements of
Section 15(d) on October 1, 1998 in connection with the public offer and sale of its 9 1/8% Senior Subordinated Notes. As of October 31, 2000, there were 100 shares of R.H. Donnelley Inc. common stock, no par value, outstanding.

                           R.H. DONNELLEY CORPORATION

                               INDEX TO FORM 10-Q

PART I.   FINANCIAL INFORMATION                                                                                 PAGE
-------------------------------                                                                                 ----

Item 1.   Financial Statements

            Consolidated Statements of Operations for the three and nine months ended
            September 30, 2000 and 1999 ......................................................................    3

            Consolidated Balance Sheets at September 30, 2000 and December 31, 1999 ..........................    4

            Consolidated Statements of Cash Flows for the nine months ended
            September 30, 2000 and 1999 ......................................................................    5

            Notes to Consolidated Financial Statements .......................................................    6

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations ..............   12

Item 3.   Quantitative and Qualitative Disclosure About Market Risk ..........................................   19


PART II.  OTHER INFORMATION
---------------------------

Item 1.   Legal Proceedings ..................................................................................   20

Item 6.   Exhibits and Reports on Form 8-K ...................................................................   21

SIGNATURES ...................................................................................................   25

R.H. DONNELLEY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                                          THREE MONTHS ENDED          NINE MONTHS ENDED
                                                                             SEPTEMBER 30,               SEPTEMBER 30,
                                                                        -------------------------------------------------
(amounts in thousands, except per share data)                             2000         1999          2000          1999
-------------------------------------------------------------------------------------------------------------------------
Gross revenues...................................................       $ 23,202     $ 58,541     $ 130,903     $ 140,750
Less: sales allowances...........................................           (424)          --        (6,576)       (2,005)
                                                                        --------     --------     ---------     ---------
Net revenues.....................................................         22,778       58,541       124,327       138,745

Expenses:
   Operating expenses............................................         13,490       44,301        82,336       102,642
   General and administrative expenses...........................          4,888        8,520        19,776        23,534
   Provision for bad debts.......................................          1,056        2,112         3,700         3,637
   Depreciation and amortization.................................          3,281        4,392        12,054        13,817
                                                                        --------     --------     ---------     ---------
        Total expenses...........................................         22,715       59,325       117,866       143,630

Income from partnerships and related fees........................         45,578       47,940       116,962       113,394
                                                                        --------     --------     ---------     ---------

        Operating income.........................................         45,641       47,156       123,423       108,509

Interest income..................................................          2,164          122         2,605           277
Interest expense.................................................         (8,591)      (9,184)      (27,411)      (28,205)
Gain on disposition of businesses................................             --           --        89,435            --
                                                                        --------     --------     ---------     ---------

        Income before income taxes
            and extraordinary loss...............................         39,214       38,094       188,052        80,581

Provision for income taxes.......................................         15,097       15,736        72,400        32,875
                                                                        --------     --------     ---------     ---------

        Income before extraordinary loss.........................         24,117       22,358       115,652        47,706

Extraordinary loss (net of taxes of $440)                                    704           --           704            --
                                                                        --------     --------     ---------     ---------

        Net income...............................................       $ 23,413     $ 22,358     $ 114,948     $  47,706
                                                                        ========     ========     =========     =========

Earnings per share before extraordinary loss:

        Basic....................................................       $   0.76     $   0.66     $    3.60     $    1.41
        Diluted..................................................       $   0.74     $   0.65     $    3.53     $    1.39

Earnings per share after extraordinary loss:

        Basic....................................................       $   0.74     $   0.66     $    3.58     $    1.41
        Diluted..................................................       $   0.72     $   0.65     $    3.51     $    1.39

Shares used in computing earnings per share:

        Basic....................................................         31,743       33,632        32,134        33,806
        Diluted..................................................         32,547       34,201        32,749        34,276

The accompanying notes are an integral part of the consolidated financial statements.

R.H. DONNELLEY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)


                                                                                  SEPTEMBER 30,    December 31,
(amounts in thousands, except share and per share data)                               2000             1999

-------------------------------------------------------------------------------------------------------------------
                         ASSETS

CURRENT ASSETS
Cash and cash equivalents.................................................         $  91,129        $   2,390
Accounts receivable

   Billed.................................................................               830            8,478
   Unbilled...............................................................            48,916           68,213
   Other..................................................................             8,765           10,011
   Allowance for doubtful accounts........................................            (6,287)          (7,992)
                                                                                   ---------        ---------
        Total accounts receivable, net....................................            52,224           78,710
Deferred contract costs...................................................               520            9,728
Income tax refund.........................................................                --            6,000
Other current assets......................................................             4,997            5,448
                                                                                   ---------        ---------
        Total current assets..............................................           148,870          102,276

Property and equipment, net...............................................            11,212           17,626
Computer software, net....................................................            12,665           24,225
Partnership investments and related receivables...........................           204,305          230,205
Investment in ChinaBig.com Limited........................................            13,432               --
Other non-current assets..................................................            25,345           21,074
                                                                                   ---------        ---------
        TOTAL ASSETS......................................................         $ 415,829        $ 395,406
                                                                                   =========        =========

             LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts payable and accrued liabilities..................................         $  74,508        $  45,582
Accrued interest payable..................................................            11,461            9,253
Investment obligation to ChinaBig.com Limited.............................             2,550            3,978
Current portion of long-term debt.........................................                --            9,750
                                                                                   ---------        ---------
        Total current liabilities.........................................            88,519           68,563

Long-term debt............................................................           351,750          435,000
Deferred income taxes.....................................................            61,479           63,024
Postretirement and postemployment benefits................................             8,283            9,380
Other liabilities ........................................................             9,700           12,250

Commitments and contingencies.............................................

SHAREHOLDERS' DEFICIT

Preferred stock, par value $1 per share, authorized -
   10,000,000 shares, outstanding - none..................................                --               --
Common stock, par value $1 per share, authorized - 400,000,000
   Shares; issued - 51,621,894 shares for 2000 and 1999...................            51,622           51,622
Additional paid in capital................................................            12,143            5,172
Unearned compensation.....................................................              (105)             (86)
Retained deficit..........................................................           (88,495)        (203,443)
Treasury stock, at cost, 19,888,906 shares for 2000 and
   18,578,996 shares for 1999.............................................           (79,067)         (46,076)
                                                                                   ---------        ---------
        Total shareholders' deficit.......................................          (103,902)        (192,811)
                                                                                   ---------        ---------
        TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT.......................         $ 415,829        $ 395,406
                                                                                   --=======        =========

The accompanying notes are an integral part of the consolidated financial statements.

R.H. DONNELLEY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                                NINE MONTHS ENDED
                                                                                                  SEPTEMBER 30,
                                                                                         -----------------------------
(amounts in thousands)                                                                      2000               1999

----------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                               $  114,948          $  47,706
Reconciliation of net income to net cash provided by operating activities:
     Gain on disposition of businesses (net of taxes of $34,433)...................         (55,002)                --
     Extraordinary loss (net of taxes of $440).....................................             704                 --
     Depreciation and amortization.................................................          12,054             13,817
     Deferred income taxes.........................................................          (1,545)            (1,507)
     Other noncash charges.........................................................           1,628              1,021
     Provision for bad debts.......................................................           3,700              3,637
     Cash received in excess of (less than) income from
        partnerships and related receivables.......................................          11,782            (12,286)
     Decrease (increase) in accounts receivable....................................          19,977             (9,990)
     Decrease in deferred contract costs...........................................           1,033              1,361
     Decrease (increase) in other assets...........................................           5,509               (749)
     (Decrease) increase in accounts payable, accrued and
        other current liabilities..................................................         (18,441)             8,978
     Increase (decrease) in other liabilities......................................           1,337             (1,081)
                                                                                         ----------          ---------
            Net cash provided by operating activities..............................          97,684             50,907

CASH FLOWS FROM INVESTING ACTIVITIES:

Proceeds from disposition of businesses............................................         122,009                 --
Additions to property and equipment................................................          (3,684)            (1,571)
Additions to computer software.....................................................          (2,630)            (2,479)
Investment in ChinaBig.com Limited.................................................          (3,938)            (8,000)
                                                                                         ----------          ---------
            Net cash provided by (used in) investing activities....................         111,757            (12,050)

CASH FLOWS FROM FINANCING ACTIVITIES:

Repayment of debt .................................................................         (93,000)           (22,375)
Purchase of treasury stock.........................................................         (32,953)           (19,319)
Proceeds from exercise of stock options............................................           5,251              4,050
                                                                                         ----------          ---------
            Net cash used in financing activities..................................        (120,702)           (37,644)

Increase in cash and cash equivalents..............................................          88,739              1,213
Cash and cash equivalents, beginning of year.......................................           2,390              2,302
                                                                                         ----------          ---------
Cash and cash equivalents, end of period...........................................      $   91,129          $   3,515
                                                                                         ==========          =========


Supplemental cash flow information:

Interest paid......................................................................      $   20,639          $  28,587
                                                                                         ==========          =========
Income taxes paid..................................................................      $   47,249          $  28,240
                                                                                         ==========          =========


The accompanying notes are an integral part of the consolidated financial statements.

R.H. DONNELLEY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(amounts in thousands)

1.   BACKGROUND AND BASIS OF PRESENTATION

Prior to July 1, 1998, R.H. Donnelley Corporation (the "Company") operated as part of The Dun & Bradstreet Corporation (in the context of specifically describing the Distribution, referred to as "Old D&B," otherwise "D&B"). In December 1997, the Board of Directors of Old D&B approved in principle a plan to separate into two publicly traded companies - the Company and The New Dun & Bradstreet Corporation ("New D&B"). The distribution ("Distribution") was the method by which Old D&B distributed to its shareholders shares of New D&B common stock. On July 1, 1998, as part of the Distribution, Old D&B distributed to its shareholders shares of New D&B stock and Old D&B changed its name to R.H. Donnelley Corporation.

The interim financial statements have been prepared in accordance with the instructions to Form 10-Q and should be read in conjunction with the financial statements and related notes included in the Company's Form 10-K for the year ended December 31, 1999. The results of interim periods are not necessarily indicative of results for the full year or any subsequent period. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of financial position, results of operations and cash flows at the dates and for the periods presented have been included. Certain 1999 amounts have been restated to conform to the 2000 presentation.

2.   DISPOSITION OF BUSINESSES AND CORPORATE REORGANIZATION

On June 30, 2000, R.H. Donnelley Inc. ("Donnelley"), a wholly-owned subsidiary of the Company, entered into an agreement ("Agreement") with an affiliate of Bell Atlantic Corporation ("Bell Atlantic") for the early termination of the directory services agreements between Donnelley and Bell Atlantic dated September 5, 1985 and May 5, 1998, as amended (the "Agency Agreements"). Pursuant to the Agency Agreements, Donnelley had served as exclusive advertising sales agent for Bell Atlantic directories covering substantially all of New York State. The Agency Agreements had been scheduled to expire in 2005 and 2003, respectively. The transactions contemplated by the Agreement were also consummated on June 30, 2000.

Under the terms of the Agreement, Donnelley received cash proceeds of $114,009, less approximately $3,000 of operational liabilities assumed by Bell Atlantic related to the pre-closing period. These net proceeds were subject to post-closing adjustment under certain circumstances, but the adjustment period has lapsed and no adjustments were made. Donnelley also received estimated commissions for sales which occurred prior to the closing, but which were not yet payable under the terms of the Agency Agreements. These commissions totaled approximately $42,000, net of certain adjustments, and were subject to post-closing adjustments under certain circumstances, but the adjustment period has lapsed and no adjustments were made. The Company also received commissions of approximately $15,000 in connection with its sales for certain directories that published in the pre-closing period.

On April 27, 2000, the Company sold its Cincinnati proprietary directory business to Yellow Book USA, Inc. for $8,000.

In connection with the above actions, the Company also implemented cost-cutting measures, including headcount reductions, at its Raleigh, NC facility and corporate headquarters consistent with its new streamlined operating structure. The Company recognized a pretax gain from the above transactions of $89,435 ($55,002 after taxes).

3.   RECONCILIATION OF SHARES USED IN COMPUTING EARNINGS PER SHARE

The table below provides a reconciliation of basic weighted average shares outstanding to diluted weighted average shares outstanding for each period presented. The conversion of dilutive shares has no impact on operating results.


                                                                    Three months ended       Nine months ended
                                                                       September 30,           September 30,
                                                                    ------------------------------------------
                                                                     2000        1999        2000        1999
                                                                    ------      ------      ------      ------
Weighted average shares outstanding - basic................         31,743      33,632      32,134      33,806
Potentially dilutive shares................................            804         569         615         470
                                                                    ------      ------      ------      ------
Weighted average shares outstanding - diluted..............         32,547      34,201      32,749      34,276
                                                                    ======      ======      ======      ======

4.   LONG-TERM DEBT

Long-term debt at September 30, 2000 and December 31, 1999 consisted of the following:

                                                                              2000            1999
                                                                              ----            ----
Senior Subordinated 9.125% Notes.................................          $ 150,000       $ 150,000
Senior Secured Term Facilities...................................            201,750         294,750
Senior Revolving Credit Facility.................................                 --              --
                                                                           ---------       ---------
       Total.....................................................            351,750         444,750
Less current portion.............................................                 --           9,750
                                                                           ---------       ---------
       Net long-term debt........................................          $ 351,750       $ 435,000
                                                                           =========       =========


The Senior Subordinated Notes (the "Notes") pay interest semi-annually and mature in June 2008. The Notes Indenture contains covenants that, among other things, restrict the ability of the Company and its subsidiaries to incur certain additional debt and liens and engage in mergers, consolidations and asset sales. The Notes are callable at the option of the Company at any time on or after June 1, 2003.

The Company's committed bank facilities consist of an aggregate $300,000 Senior Secured Term Facilities ("Term Facilities") and a $100,000 Senior Revolving Credit Facility (the "Revolver," and together with the Term Facilities, the "Credit Agreement"). The Term Facilities require quarterly principal repayments and mature between June 2004 and December 2006. The Revolver matures in June 2004. These facilities bear interest at a floating rate based on a spread over London interbank offered rate (LIBOR) or the greater of either the Prime rate or the Fed Funds rate plus 50 basis points, at the election of the Company. The Company's obligations under the Credit Agreement are secured by security interests granted to the lenders in substantially all of the Company's assets, including capital stock of its existing and newly formed subsidiaries. The Credit Agreement contains covenants that, among other things, require the Company to maintain certain financial ratios and restrict the ability of the Company and its subsidiaries to engage in mergers, consolidations and asset sales, incur additional indebtedness or create liens.

In the quarter, the Company repaid $90,000 of Term Facilities prior to the scheduled maturity date. In connection with the prepayment of debt, the Company recorded an after-tax extraordinary loss of $704 relating to the write-off of a portion of the associated deferred financing costs.

5.   TREASURY STOCK ACTIVITY

During the nine months ended September 30, 2000, the Company repurchased 1,845 shares at a cost of $32,953.

6.   LITIGATION

In April 1999, Sandy Goldberg, Dellwood Publishing, Inc. and Rockland Yellow Pages initiated a lawsuit against Donnelley and Bell Atlantic Corporation ("Bell Atlantic") in the United States District Court of the Southern District of New York. The Rockland Yellow Pages is a proprietary directory that competes against a Bell Atlantic directory in the same region, for which Donnelley served as Bell Atlantic's sales agent through June 30, 2000. The complaint alleged that the defendants disseminated false information concerning the Rockland Yellow Pages, which has resulted in damages to the Rockland Yellow Pages. The plaintiffs alleged a variety of claims including RICO violations, antitrust violations and Lanham Act violations. They sought damages in excess of $30,000, which amount plaintiffs sought to have trebled under the antitrust laws. In addition, the plaintiffs also sought punitive damages in an unspecified amount. In February 2000, Yellow Book USA, Inc., one of the Company's primary competitors, acquired Dellwood Publishing, Inc., but this matter was not part of the assets acquired by Yellow Book.

In June 1999, the defendants filed a motion to dismiss this complaint. In September 1999, the plaintiffs filed papers in opposition to defendants' motion to dismiss and in November 1999, the defendants answered these opposition papers and again moved to dismiss the complaint. On September 29, 2000, the Court dismissed the complaint in its entirety, but gave plaintiffs 30 days leave to amend the complaint to replead any claims, other than the RICO claims. On October 25, 2000, plaintiffs filed an amended complaint alleging substantially the same facts, claims and damages as set forth in the original complaint, other than the RICO claims. The Company is still in the process of analyzing the amended complaint along with its counsel and counsel for Bell Atlantic (now Verizon), but while at this preliminary stage in the proceedings management is unable to predict the outcome of this matter, it presently believes that the resolution of the action will not have a material adverse effect on the Company's financial position or results of operations.

In July 1996, Information Resources, Inc. ("IRI") filed a complaint in the United States District Court for the Southern District of New York, naming as defendants the Company (as successor of Old D&B), ACNielsen Company and IMS International Inc., each former subsidiaries of D&B ("IRI Action"). The complaint alleges, among other things, various violations of the antitrust laws and seeks damages in excess of $350,000, which IRI is seeking to have trebled under the antitrust laws. IRI also seeks punitive damages of an unspecified amount. Under the definitive agreement entered into in connection with the Distribution (the "Distribution Agreement"), New D&B has assumed the defense and will indemnify the Company against any payments to be made by the Company or Donnelley in respect of the IRI Action, under the Indemnity and Joint Defense Agreement entered into in connection with the Distribution or otherwise, including any ongoing legal fees and expenses related thereto. Management presently believes that New D&B has sufficient financial resources and/or borrowing capacity to satisfy all such liabilities and to reimburse the Company for all costs and expenses incurred. Management does not believe that the recent separation of Moody's from New D&B will have a material adverse impact on these indemnity rights of the Company because, as required by the Distribution Agreement, Moody's has agreed to be jointly and severally liable with New D&B for those indemnity obligations to the Company.

Certain tax planning strategies entered into by Old D&B are currently subject to review by tax authorities. Pursuant to a series of agreements, IMS Health Incorporated ("IMS") and Nielsen Media Research, Inc. ("NMR") (both of which are former subsidiaries of D&B) are each jointly and severally liable to pay 50%, and Old D&B is liable for the remaining 50% of any payments for taxes and accrued interest arising from this matter and certain other potential tax liabilities after Old D&B pays the first $137,000 of tax liability. As explained above, as a result of the form of the Distribution, the Company is the corporate successor of, and the taxpayer referred to herein as, Old D&B. However, pursuant to the terms of the Distribution Agreement and the Tax Allocation Agreement executed in connection with the Distribution, New D&B has assumed the defense and will indemnify the Company and Donnelley against any payments to be made by the Company or Donnelley in respect of any tax liability that may be assessed and any costs and expenses relating thereto, including any ongoing legal fees and expenses related thereto. On May 9, 2000, the Internal Revenue Service (the "IRS") issued a summary report with respect to these tax-planning strategies. In connection with the summary report, New D&B filed an amended tax return for 1989 and 1990, which reflected $561,600 of tax and interest due. On May 12, 2000, New D&B paid the IRS approximately $349,300 of this amount and IMS paid approximately $212,300. These payments were funded with short-term borrowings and the Company understands were paid under dispute in order to stop additional interest from accruing. Management presently believes that New D&B, IMS and NMR have sufficient financial resources and/or borrowing capacity to satisfy all such liabilities and to reimburse the Company for all costs and expenses relating thereto. Management does not believe that the recent separation of Moody's from New D&B will have a material adverse impact on these indemnity rights of the Company because, as required by the Distribution Agreement, Moody's has agreed to be jointly and severally liable with New D&B for those indemnity obligations to the Company.

Other than the matters described above, the Company and Donnelley are involved in legal proceedings, claims and litigation arising in the ordinary conduct of its business. Although there can be no assurances, management presently believes that the outcome of such legal proceedings will not have a material adverse affect on the Company's financial position, results of operations or cash flows.

7.   PARTNERSHIP AND JOINT VENTURE INVESTMENTS

DONTECH

The Company has a 50/50 partnership ("DonTech") with an operating unit of SBC Communications Inc. ("SBC"), which acts as the exclusive sales agent for yellow pages directories published by SBC in Illinois and northwest Indiana. In addition to its 50% interest in the profits of DonTech, the Company also receives revenue participation income, which is tied to advertising sales, from an operating unit of SBC. The following is summarized financial information of the DonTech Partnership (revenue participation income is not shown in the table below):

                                                     Three months ended           Nine months ended
                                                        September 30,                September 30,
                                                  -----------------------------------------------------
                                                     2000           1999          2000           1999
                                                     ----           ----          ----           ----
Net revenue.................................      $  32,660      $  33,019     $  83,054      $  83,577
Income from operations......................         15,455         17,592        33,653         37,732
Net income..................................         15,474         17,834        34,317         38,761
Total assets................................        136,962        171,423       136,962        171,423

Income and related fees from DonTech was $39,057 and $41,082 for the three months ended September 30, 2000 and 1999, respectively, and $96,492 and $98,569 for the nine months ended September 30, 2000 and 1999, respectively. These amounts include revenue participation income of $31,320 and $31,776 for the three months ended September 30, 2000 and 1999, respectively, and $79,334 and $79,413 for the nine months ended September 30, 2000 and 1999, respectively.

CENDON

The Company had been the exclusive sales agent for the CenDon partnership, a 50/50 partnership between the Company and Centel Directory Company ("Centel"), a subsidiary of Sprint that was formed to publish directories in Florida, Nevada, Virginia and North Carolina. Effective for directories that published from and after July 1, 2000, the Company and Centel entered into a series of agreements that effectively restructured the partnership as a limited liability company ("LLC") and extended the sales agency arrangement through 2010. Both the partnership agreement and sales agency agreement were set to expire in 2004. The new arrangement focuses the Company's responsibilities on sales and certain pre-press publishing services (the latter through 2003) and establishes the Company as the exclusive sales agent for Centel's print and electronic / Internet directory products in the markets previously covered by the partnership agreement. Centel has assumed responsibility for the publishing and delivery of print directories and related support services such as marketing, customer service and collections. The Company receives sales commissions on all advertising sold and also receives a priority distribution on its membership interest in the LLC based on the value of advertising sold. Sales commissions are recognized as revenue and the priority distribution on its membership interest is recognized as partnership income and related fees.

As a result of this modified arrangement, revenue and related cost are recognized at the time of sale, rather than at the time of directory publication as has historically been the case for CenDon. The year-to-date results include a one-time operating income benefit of $15,771 relating to advertising sales made and related costs incurred prior to the effective date of the agreement for directories that published subsequent to the effective date of the agreement. This one-time operating income benefit is comprised of sales commission revenue of $20,956 (from calendar advertising sales of $95,818), priority distributions of $13,268, less related expenses of $10,607 and a charge of $7,846 for the Company's share of the write-off of deferred costs by the partnership resulting from the change in the CenDon relationship.

The net amount of the priority distribution and write-off of partnership deferred costs was $5,422 and is recorded as income from partnerships and related fees in the income statement. Income and related fees from CenDon were $6,521 and $21,548 for the three and nine months ended September 30, 2000 and $7,259 and $15,476 for the three and nine months ended September 30, 1999.

CHINABIG.COM LIMITED

The Company holds an equity interest (18.75% through June 15, 2000 and 18% thereafter) in ChinaBig.com Limited (previously named Unicom Media Limited, "ChinaBig") which publishes yellow pages directories and offers Internet directory services in the People's Republic of China. Through June 15, 2000, the Company was a joint venture partner actively involved in the daily operations of ChinaBig and accordingly, accounted for its investment under the equity method. During the second quarter, ChinaBig decided to focus more of its time and resources on the Internet aspect of its business plan, known as ChinaBiG.com, and to seek additional investors to build ChinaBiG.com into a well-known portal for the Chinese community around the world. In that regard, on June 15, 2000, ChinaBig received its first minority investment from an independent third party investor. Concurrently, in order to facilitate the raising of additional capital and provide greater flexibility, ChinaBig and each existing investor (including the Company), restructured the existing joint venture agreement of ChinaBig to, among other things, significantly reduce the Company's ability to influence the daily operations of ChinaBig.

Under the restructured agreement, the Company is now a passive investor and accounts for this investment under the cost method. Accordingly, the Company no longer recognizes its share of the operating income or losses of ChinaBig subsequent to June 15, 2000. The Company recorded a loss of $1,078 from the ChinaBig investment through June 15, 2000. The three and nine month periods ended September 30, 1999 include a loss from the ChinaBig investment of $250.

On September 28, 2000, an affiliate of Pacific Century Cyber Works Limited ("PCCW"), a global telecommunications and Internet company listed on the Hong Kong Stock Exchange entered into an agreement with three of the investors in ChinaBig to acquire approximately 40% of the outstanding equity of ChinaBig. In connection with that acquisition, the parties have negotiated new shareholders and registration rights agreements that will be entered into if and when the PCCW acquisition is completed. The Company's rights under the newly negotiated agreements are not materially different than that under the existing, restructured agreements. The Company presently expects that the PCCW acquisition will be completed on November 14, 2000.

8.   BUSINESS SEGMENTS

The Company's reportable operating segments are DonTech Partnership ("DonTech"), Directory Advertising Services ("DAS") and Get Digital Smart(SM) ("GDS"). Despite the similarities in services provided by DAS, DonTech is viewed as a separate reportable operating segment since, among other factors, the employees of DonTech, including officers and managers, are not employees of the Company. GDS is the Company's Internet initiative designed to deliver a comprehensive package of Internet marketing and e-commerce capabilities to small and medium-sized businesses.

The Company evaluates the performance of its operating segments and allocates resources to them based on operating income and other factors. Expenses for purposes of computing operating income for the reportable segments (except DonTech) include those costs directly incurred by each business unit plus an allocation of certain shared operating and general and administrative expenses based on estimated business usage. Other represents expenses and assets not allocated to the operating segments. Interest expense, income tax expense and non-operating income and expenses are not allocated to the operating segments.

Effective June 30, 2000, as a result of the transactions discussed in Note 2 - Disposition of Businesses and Corporate Reorganization, management restructured its reportable operating segments to better reflect the Company's new streamlined operating structure and the way management views the businesses. DAS now includes the Company's pre-press publishing operations formerly reported separately as Directory Publishing Services and all information technology costs, a portion of which were previously allocated to and included under Other. DAS also includes results from Bell Atlantic up to the early termination of the Agency Agreements, the Company's proprietary operations in Cincinnati up to the date of sale and the Company's investment in ChinaBig up until it was restructured. All prior period amounts have been restated to be comparable to the new presentation.

Selected financial results for the three and nine months ended September 30, 2000 and 1999 and total assets at September 30, 2000 and 1999 are presented in the tables below. As discussed in Note 6 - Partnership and Joint Venture Investments, DAS calendar sales, net revenues, income from partnerships and related fees and operating income amounts for the nine months ended September 30, 2000 include one-time benefits from the restructuring of the CenDon relationship.

                                                                     Directory
                                                 DonTech            Advertising        Get Digital                     Consolidated
                                               Partnership           Services             Smart           Other           Totals
                                               -----------           ---------            -----           -----           ------
THREE MONTHS ENDED
SEPTEMBER 30, 2000
Advertising sales (1)
  Calendar cycle.........................       $ 128,895            $  62,256                --               --       $ 191,151
  Publication cycle......................          64,393               53,553                --               --         117,946
Net revenues.............................              --               22,714          $     64               --          22,778
Income from partnerships and
     related fees........................          39,057                6,521                --               --          45,578
EBITDA (2)...............................          39,057               14,647            (2,170)       $  (2,612)         48,922
Depreciation and amortization............              --                2,906                18              357           3,281
Operating income (loss)..................          39,057               11,741            (2,188)          (2,969)         45,641
Total assets.............................         202,862               73,188               273          139,506         415,829

THREE MONTHS ENDED
SEPTEMBER 30, 1999
Advertising sales (1)

  Calendar cycle.........................       $ 130,491            $ 188,539                --               --       $ 319,030
  Publication cycle......................          64,394              121,717                --               --         186,111
Net revenues.............................              --               58,541                --               --          58,541
Income from partnerships and
     related fees........................          41,082                6,858                --               --          47,940
EBITDA (2)...............................          41,082               15,002          $   (312)       $  (4,224)         51,548
Depreciation and amortization............              --                3,956                --              436           4,392
Operating income (loss)..................          41,082               11,046              (312)          (4,660)         47,156
Total assets.............................         202,677              167,287                --           37,631         407,595

NINE MONTHS ENDED
SEPTEMBER 30, 2000
Advertising sales (1)

  Calendar cycle.........................       $ 328,210            $ 430,620                --               --       $ 758,830
  Publication cycle......................         283,443              366,724                --               --         650,167
Net revenues.............................              --              124,239          $     88               --         124,327
Income from partnerships and
     related fees........................          96,492               20,470                --               --         116,962
EBITDA (2)...............................          96,492               55,959            (6,536)       $ (10,438)        135,477
Depreciation and amortization............              --               10,831                42            1,181          12,054
Operating income (loss)..................          96,492               45,128            (6,578)         (11,619)        123,423

NINE MONTHS ENDED
SEPTEMBER 30, 1999
Advertising sales (1)

  Calendar cycle.........................       $ 328,878            $ 471,910                --               --       $ 800,788
  Publication cycle......................         284,911              435,160                --               --         720,071
Net revenues.............................              --              138,745                --               --         138,745
Income from partnerships and
     related fees........................          98,569               14,825                --               --         113,394
EBITDA (2)...............................          98,569               36,565          $   (312)       $ (12,496)        122,326
Depreciation and amortization............              --               12,038                --            1,779          13,817
Operating income (loss)..................          98,569               24,527              (312)         (14,275)        108,509


(1) Advertising sales represent the billing value of advertisements sold for an annual directory by the Company and DonTech. Management reviews the performance of the operating segments on, among other things, the advertising sales generated on a calendar cycle and a publication cycle basis. Calendar cycle advertising sales represent the billing value of advertisements sold for an annual directory stated on the same basis for which revenue is recognized in the consolidated financial statements (that is, when a sales contract is signed where the Company or DonTech acts as a sales agent and when a directory was published where the Company acted as the publisher). Management believes that an additional useful measurement of sales performance is the publication cycle basis. This method measures sales based on the value of an annual directory according to its publication date regardless of the Company's role and the recognition of revenue in the consolidated financial statements. If a directory publication date changes from one year to the next, the prior year publication date is adjusted to conform to the present year to maintain comparability. In order to conform the prior year publication cycle sales to the 2000 publication dates, DonTech sales for the third quarter 1999 have been decreased by $3,546 for an annual directory that published in the second quarter of 2000 versus the third quarter of 1999.

(2) EBITDA represents earnings before interest, taxes and depreciation and amortization. EBITDA is not a measurement of operating performance computed in accordance with generally accepted accounting principles and should not be considered as a substitute for operating income or net income prepared in conformity with generally accepted accounting principles. In addition, EBITDA may not be comparable to similarly titled measures of other companies.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The matters discussed in this Form 10-Q of R.H. Donnelley Corporation and its subsidiaries (the "Company") contain forward-looking statements subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. Where possible, the words "believe," "expect," "anticipate," "should," "planned," "estimated," "potential," "goal," "outlook," and similar expressions, as they relate to the Company or its management, have been used to identify such forward-looking statements. Regardless of any identifying phrases, these statements and all other forward-looking statements reflect only the Company's current beliefs and specific assumptions with respect to future business decisions and results, and are based on information currently available to the Company. Accordingly, the statements are subject to significant risks, uncertainties and contingencies that could cause the Company's actual operating results, performance or business prospects to differ from those expressed in, or implied by, these statements. Such risks, uncertainties and contingencies include the following: (1) loss of market share through competition; (2) uncertainties caused by the consolidation of the telecommunications industry;
(3) introduction of competing products or technologies by other companies, including those similar to the Internet services offered by Get Digital Smart;
(4) complexity and uncertainty regarding the development and/or deployment of new high technology products, including the Internet services offered by Get Digital Smart; (5) difficulty or inability to successfully integrate the variety of products, technologies and services contemplated for Get Digital Smart into one comprehensive offering, and uncertainty regarding the acceptance rate of such an offering by the small business community; (6) pricing pressures from competitors and/or customers; (7) changes in the yellow pages industries and markets; (8) a sustained economic downturn in the United States; and (9) the amount and timing of stock repurchases will be subject to market conditions and compliance with the company's debt covenants.

THE COMPANY

Except where otherwise indicated, the terms "Company," "we" and "our" refer to R.H. Donnelley Corporation and its wholly owned subsidiaries.

Effective June 30, 2000, as a result of the transactions described below under "
- Recent Developments", we restructured our reportable operating segments to better reflect the Company's new streamlined operating structure and the way we view the businesses. Directory Advertising Services now includes our pre-press publishing operations formerly reported separately as Directory Publishing Services and all information technology costs, a portion of which were previously allocated to and included under Other. All prior period amounts have been restated to be comparable to the new presentation.

The business is organized into three operating segments: DonTech Partnership ("DonTech"), Directory Advertising Services ("DAS") and Get Digital Smart ("GDS"). DonTech is a 50/50 partnership with an operating unit of SBC Communications Inc. ("SBC"), which acts as the exclusive sales agent for yellow pages directories published by SBC in Illinois and northwest Indiana. In addition to our 50% interest in the profits of DonTech, we receive direct fees ("Revenue Participation") from an operating unit of SBC, which are tied to advertising sales. While DonTech provides advertising sales of yellow pages and other directory products similar to our DAS segment, the partnership is considered a separate operating segment since, among other things, the employees of DonTech, including officers and managers, are not our employees.

Within our DAS segment, we provide advertising sales and marketing services for yellow pages and other directory products and pre-press publishing services for yellow pages directories. On an on-going basis, we are the exclusive sales agent in Florida for an operating unit of Sprint Corporation ("Sprint") and the exclusive sales agent in Nevada, Virginia and North Carolina for CenDon LLC ("CenDon"), a joint venture with Centel Directory Company ("Centel"), a subsidiary of Sprint originally formed to publish directories in Florida, Nevada, Virginia and North Carolina. DAS also includes all information technology costs and pre-press publishing services for yellow pages directories provided to publishers for whom we serve as sales agent as well as for an otherwise unaffiliated yellow pages publisher under separately negotiated contracts. For the nine months ended September 30, 2000, the results of our DAS segment also include the operating results of our Bell Atlantic (through June 30, 2000) and Cincinnati (through April 27, 2000) businesses, which were divested during the second quarter, and our investment in ChinaBig.com Limited (previously named Unicom Media Limited, "ChinaBig") (through June 15, 2000). The ChinaBig investment was restructured during the second quarter (see "- Recent Developments" below).

Where we are a sales agent (Sprint, Bell Atlantic (through June 30, 2000), CenDon (for directories that publish after June 30, 2000)), sales commission revenue is recognized when an advertising contract is signed with a customer. Where we were the publisher (Cincinnati (through April 27, 2000) and CenDon (for directories that published before June 30, 2000)), revenue was recognized when a directory was published. Revenue from our pre-press publishing services is recognized on a straight-line basis throughout the year as the services are performed.

In the GDS segment, we offer a variety of products and services designed to deliver a comprehensive package of Internet marketing and e-commerce capabilities to small and medium-sized local businesses. Through a number of agreements with leading providers of Internet technology and services, GDS offers Web-site design and hosting, e-commerce capabilities, and other products and services that help our clients use the Internet to reach and influence potential customers and drive traffic and exposure to their Web-sites. This business is initially being marketed in the Miami/Fort Lauderdale, Florida area.

RECENT DEVELOPMENTS

DISPOSITION OF BUSINESSES
On June 30, 2000, we entered into an agreement ("Agreement") with an affiliate of Bell Atlantic Corporation ("Bell Atlantic") for the early termination of the directory services agreements between Donnelley and Bell Atlantic dated September 5, 1985 and May 5, 1998, as amended (the "Agency Agreements"). Pursuant to the Agency Agreements, Donnelley had served as exclusive sales agent for Bell Atlantic directories covering substantially all of New York State. The Agency Agreements had been scheduled to expire in 2005 and 2003, respectively. The transactions contemplated by the Agreement were also consummated on June 30, 2000. Bell Atlantic accounted for approximately 54% of consolidated revenue and approximately 10% of consolidated operating income for the full year 1999.

Under the terms of the Agreement, we received cash proceeds of $114 million, less approximately $3 million of operational liabilities assumed by Bell Atlantic related to the pre-closing period. These net proceeds were subject to post-closing adjustment under certain circumstances, but the adjustment period has lapsed and no adjustments were made. We also received estimated commissions for sales which occurred prior to the closing, but which were not yet payable under the terms of the Agency Agreements. These commissions totaled approximately $42 million, net of certain adjustments, and subject to post-closing adjustments under certain circumstances, but the adjustment period has lapsed and no adjustments were made. The Company also received commissions of approximately $15 million in connection with its sales for certain directories that published in the pre-closing period.

On April 27, 2000, we sold our Cincinnati proprietary directory business to Yellow Book USA, Inc. for $8 million.

In connection with the above actions, we also implemented cost-cutting measures, including headcount reductions, at our Raleigh, NC facility and corporate headquarters consistent with our new streamlined operating structure. A pretax gain from the above transactions of approximately $89 million ($55 million after taxes) was recognized.

CENDON PARTNERSHIP RESTRUCTURING

Effective for directories that published from and after July 1, 2000, the Company and Centel entered into a series of agreements that effectively restructured the existing CenDon partnership as a limited liability company ("LLC") and extended the sales agency arrangement through 2010. Both the partnership agreement and sales agency agreement were set to expire in 2004. The new arrangement focuses our responsibilities on sales and certain pre-press publishing services (the latter through 2003) and establishes us as the exclusive sales agent for Centel's print and electronic / Internet directory products in the markets previously covered by the partnership agreement. Centel assumed responsibility for the publishing and delivery of print directories and related support services such as marketing, customer service and collections. We receive sales commissions on all advertising sold and receive a priority distribution on our membership interest in the LLC based on the value of advertising sold. Sales commissions are recorded as revenue and the priority distribution is recorded as partnership income and related fees. As a result of this modified arrangement, revenue and related cost are recognized at the time of sale, rather than at the time of directory publication as has historically been the case for CenDon. Accordingly, the year-to-date results include a one-time operating income benefit of $15.8 million relating to advertising sales made and related costs incurred prior to the effective date of the agreement for directories that published subsequent to the effective date of the agreement.

CHINABIG INVESTMENT

ChinaBig publishes yellow pages directories and offers Internet directory services in the People's Republic of China. During the second quarter, ChinaBig made a decision to focus more of its time and resources on the Internet aspect of its business plan, known as ChinaBiG.com, and to seek additional investors to build ChinaBiG.com into a well-known portal for the Chinese community around the world. In that regard, on June 15, 2000, ChinaBig received its first minority investment from an independent third party investor. Concurrently, in order to facilitate the raising of additional capital and provide greater flexibility, ChinaBig and each existing investor (including the Company), restructured the existing joint venture agreement of ChinaBig to, among other things, significantly reduce our ability to influence the daily operations of ChinaBig. As a result of this additional equity investor and the restructured agreement, we are a passive investor and account for this investment under the cost method. Accordingly, we no longer recognize our share of the operating income or loss of ChinaBig.

On September 28, 2000, an affiliate of Pacific Century Cyber Works Limited ("PCCW"), a global telecommunications and Internet company listed on the Hong Kong Stock Exchange entered into an agreement with three of the investors in ChinaBig to acquire approximately 40% of the outstanding equity of ChinaBig. In connection with that acquisition, the parties have negotiated new shareholders and registration rights agreements that will be entered into if and when the PCCW acquisition is completed. The Company's rights under the newly negotiated agreements are not materially different than that under the existing, restructured agreements. The Company presently expects that the PCCW acquisition will be completed on November 14, 2000.

                              RESULTS OF OPERATIONS
             THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999


ADVERTISING SALES

Calendar Cycle Basis
Calendar cycle advertising sales represent the billing value of advertisements sold for an annual directory by the Company and DonTech in a given calendar year. These sales are recognized on the same basis on which revenues are recognized (that is, when a sales contract is signed where we are a sales agent or when the directory was published where we were the publisher of the directory). The selling of advertising for a specific directory is managed as a sales campaign. The typical sales campaign begins approximately six to eight months prior to the scheduled publication date. As a result, the amount of calendar sales can fluctuate from the prior year due to various factors, including changes in the actual commencement date of the sales campaign and the timing of sales during the sales campaign.

Calendar cycle advertising sales in the third quarter of 2000 were $191.2 million compared to $319.0 million in the third quarter of 1999. DonTech calendar sales were $128.9 million in the third quarter of 2000 compared to $130.5 million in the third quarter of 1999. The decrease of $1.6 million, or 1.2% is due to the residual adverse impact of the previously disclosed systems problems related to the administration of the billing and collection functions that resulted in a loss of customers who were significantly delinquent.

DAS calendar cycle advertising sales were $62.3 million in the third quarter of 2000 compared to $188.5 million for the third quarter of 1999. However, sales for the third quarter of 1999 included calendar cycle sales for Bell Atlantic and Cincinnati of $124.9 million. As previously mentioned, these businesses were divested in the second quarter of 2000, and therefore, no sales activity occurred in the third quarter of 2000. Excluding the 1999 sales for Bell Atlantic and Cincinnati, DAS calendar cycle sales were $63.6 million for the third quarter of 1999. The decrease of $1.3 million, or 2.0% in third quarter 2000 DAS calendar cycle advertising sales is mainly attributable to timing.

Calendar cycle advertising sales for the nine months ended September 30, 2000 were $758.8 million compared to $800.8 million for the nine months ended September 30, 1999. DonTech calendar sales for the nine months ended September 30, 2000 of $328.2 million where essentially unchanged from sales of $328.9 million for the nine months ended September 30, 1999. The absence of growth is due to the residual adverse effects of the systems problems related to the administration of the billing and collection functions that resulted in a loss of customers (and a 3.0% sales decline in the Chicago directory, which published in February). While we are still experiencing some residual effects from these problems, some DonTech directories that published later in the year experienced mid-single digit growth and we expect the DonTech business as a whole should return to normal growth rates in 2001.

DAS sales for the nine months ended September 30, 2000 were $430.6 million compared to $471.9 million for the nine months ended September 30, 1999. DAS sales for 2000 include a one-time sales benefit of $95.8 million from the restructuring of the CenDon relationship and $182.0 million from the Bell Atlantic and Cincinnati businesses and sales for 1999 included calendar sales from Bell Atlantic and Cincinnati of $322.3 million. Adjusting for these items, DAS calendar sales for the nine months ended September 30, 2000 were $152.8 million compared to $149.6 million for the nine months ended September 30, 1999. The increase of $3.2 million, or 2.1% is attributable to growth in the Sprint markets, especially Las Vegas and Central Florida.

Publication Cycle Basis

Management also measures sales performance based on the publication cycle basis. This method measures sales based on the value of an annual directory according to its publication date regardless of when the advertising for that directory was sold. If a directory publication date changes from one year to the next, the prior year publication date is adjusted to conform to the present year to maintain comparability. DonTech sales for the third quarter 1999 have been reduced by $3.5 million (and second quarter 1999 sales were previously increased) for a directory that published in May 2000 versus July 1999.

Publication cycle advertising sales in the third quarter of 2000 were $117.9 million compared to $186.1 million in the third quarter 1999. DonTech publication cycle sales were $64.4 million for the third quarter 2000 and 1999. The absence of growth is affected by the previously discussed factors. DAS publication cycle advertising sales were $53.6 million in the third quarter of 2000 compared to $121.7 million for the third quarter of 1999. Excluding the 1999 sales for Bell Atlantic and Cincinnati of $72.0 million, publication cycle sales were $49.7 million for the third quarter of 1999. The increase of $3.9 million, or 7.8% is primarily due to growth in Sprint's Las Vegas directory, which published in July 2000.

Publication cycle advertising sales for the nine months ended September 30, 2000 were $650.2 million compared to $720.1 million for the nine months ended September 30, 1999. DonTech publication cycle sales were $283.4 million through September 30, 2000 compared to $284.9 million through September 30, 1999. The slight decrease is primarily due to the sales decline in the Chicago directory compared to last year due to the factors previously discussed, partially offset by mid-single digit growth in other large directories.

DAS sales for the nine months ended September 30, 2000 were $366.7 million compared to $435.2 million for the nine months ended September 30, 1999. These amounts include sales for Bell Atlantic and Cincinnati in 2000 and 1999 of $238.1 million and $313.7 million, respectively. Excluding these Bell Atlantic and Cincinnati sales, DAS publication cycle sales were $128.6 million through September 30, 2000 compared to $121.5 million through September 30, 1999. The increase of $7.1 million, or 5.8% is due to growth in Sprint directories.

REVENUES

Net revenues were $22.8 million for the third quarter 2000 compared to $58.5 million for the third quarter 1999. Revenues for the third quarter 1999 included revenues from Bell Atlantic and Cincinnati of $34.7 million. Excluding these revenues from divested businesses, net revenues for the third quarter 1999 were $23.8 million. The decrease of $1.0 million, or 4.2% in the third quarter of 2000 is due to lower revenues from Sprint of $0.4 million due to the restructuring of the CenDon relationship which resulted in a change in the timing of revenue recognition. Revenues from our YPTV business were lower by $0.6 million due to a reduction in the number of SBC markets in which we offered the product from seven in 1999 to four in 2000. Revenues from GDS in the quarter were $0.1 million.

For the nine months ended September 30, 2000, net revenues were $124.3 million compared to $138.7 million for the nine months ended September 30, 1999. Revenues for 2000 include a one-time benefit of $21.0 million from the restructuring of the CenDon relationship and revenues of $42.9 million from Bell Atlantic and Cincinnati and 1999 revenues included revenues from Bell Atlantic and Cincinnati of $78.6 million. Adjusting for these items, revenues through September 30, 2000 were $60.4 million compared to $60.1 million through September 30, 1999. Revenues from Sprint increased $1.1 million due to sales growth and the change in the timing of revenue recognition due to the restructuring of the CenDon relationship and pre-press publishing services revenue increased $0.6 million. These increases were partially offset by lower revenues from our YPTV operations of $1.4 million due to the reduction in the number of SBC markets where we offered the product.

EXPENSES

Operating expenses for the third quarter 2000 were $13.5 million compared to $44.3 million in the prior year third quarter. Operating expenses for the third quarter 1999 included expenses directly related to the Bell Atlantic and Cincinnati businesses of approximately $26.1 million. Excluding these expenses, operating expenses for the third quarter 1999 were $18.2 million. The decrease of $4.7 million, or 25.8% is primarily due to cost savings of approximately $1.8 million in our pre-press publishing operations due to cost saving initiatives implemented last year and reduced spending for information technology which resulted in cost savings of approximately $2.0 million. Costs also decreased $2.0 million due to the new streamlined operating structure, primarily due to reductions in marketing, training and other support costs. Sprint operating expenses were $1.0 million lower primarily due to the transition of marketing and other support services to the publisher and a change in the timing of expense recognition, each as a result of the restructuring of the CenDon relationship. Partially offsetting these decreases was spending on GDS for the quarter of $2.2 million. GDS incurred only start-up costs in the prior period.

Operating expenses for the nine months ended September 30, 2000 were $82.3 million compared to $102.6 million. Operating expenses for 2000 include one-time expenses of $9.4 million resulting from the restructuring of the CenDon relationship and expenses directly related to Bell Atlantic and Cincinnati of $26.4 million and operating expenses for 1999 included $52.4 million of expenses directly related to Bell Atlantic and Cincinnati. Adjusting for these amounts, operating expenses were $46.5 million through September 30, 2000 compared to $50.2 million through September 30, 1999. The decrease of $3.7 million, or 7.4% is due to reduced costs in our pre-press publishing operations of approximately $2.7 million and savings in information technology spending of approximately $2.8 million. Costs also decreased $3.0 million due to the new streamlined operating structure, primarily due to reductions in marketing, training and other support costs. Sprint operating expenses were $1.5 million lower primarily due to the transition of marketing and other support services to the publisher and a change in the timing of expense recognition, each as a result of the restructuring of the CenDon relationship. Partially offsetting these cost reductions was spending on GDS of $6.6 million through September 30, 2000. GDS incurred only start-up costs in the prior period.

General and administrative expenses for the third quarter were $4.9 million compared to $8.5 million in the third quarter of 1999. For the nine months ended September 30, 2000, general and administrative expenses were $19.8 million compared to $23.5 million for the nine months ended September 30, 1999. The decrease in the quarter and nine-month periods is primarily due to lower human resources, finance, corporate development, employee benefits and occupancy costs as a result of cost saving initiatives implemented last year and the new streamlined operating structure.

Provision for bad debts for the third quarter 2000 was $1.1 million, below the prior year third quarter amount of $2.1 million. The decrease of $1.0 million is due to the absence of provision expense for Bell Atlantic and Cincinnati, which was $1.1 million in the third quarter 1999. Provision for bad debts for the nine months ended September 30, 2000 was $3.7 million compared to $3.6 million for the nine months ended September 30, 1999. The 2000 amount includes a one-time expense of $1.2 million relating to the restructuring of the CenDon relationship (for the additional one-time sales recognized) and the 1999 amount included $1.2 million relating to the Bell Atlantic and Cincinnati businesses. Adjusting for these amounts, provision expense was $2.5 million for the nine months ended September 30, 2000 and $2.4 million for the comparable 1999 period.

Depreciation and amortization expense for the third quarter 2000 was $3.3 million compared to $4.4 million for the third quarter 1999 and $12.1 million for the nine months ended September 30, 2000 compared to $13.8 million for the nine months ended September 30, 1999. The decrease in the 2000 amounts is mainly due to the sale and write-off of assets related to the Bell Atlantic and Cincinnati businesses and write-off of assets in connection with the streamlining of corporate headquarters staffing and operations.

PARTNERSHIP INCOME

Income from partnerships and related fees for the third quarter of 2000 was $45.6 million compared to $47.9 million in the third quarter of 1999. Income from DonTech was $39.1 million in the third quarter of 2000 compared to $41.1 million in the third quarter of 1999. The decrease of $2.0 million is mainly due to lower sales as a result of the factors described above.

Income from partnerships and related fees for the nine months ended September 30, 2000 was $117.0 million compared to $113.4 million for the nine months ended September 30, 1999. The 2000 amount includes a net one-time benefit of $5.4 million from the restructuring of the CenDon relationship and a loss of $1.1 million related to ChinaBig and the 1999 amount included a loss of $0.7 million related to ChinaBig. Excluding these amounts, partnership income and related fees through September 30, 2000 was $112.7 million compared to $114.1 million through September 30, 1999. The decrease of $1.4 million is due to lower DonTech income of $2.1 million for the reasons stated above partially offset by higher income from CenDon of $0.7 million due to growth in the Sprint markets, especially Las Vegas.

OPERATING INCOME

Operating income for the reportable segments (except DonTech) includes those costs directly incurred by each business unit (including depreciation and amortization) plus an allocation of certain shared operating and general and administrative expenses based on estimated business usage. Total operating income for the third quarter of 2000 was $45.6 million compared to $47.2 million in the third quarter of 1999 and $123.4 million for the nine months ended September 30, 2000 compared to $108.5 million for the comparable 1999 period.

Operating income from DonTech was $39.1 million in the third quarter of 2000 compared to $41.1 million in the third quarter of 1999 and $96.5 million for the nine months ended September 30, 2000 compared to $98.6 million for the comparable 1999 period. See Partnership Income above for a discussion of the decrease in DonTech operating income. The systems problems that have adversely impacted DonTech results over the past several quarters have taken longer to correct than we originally anticipated; however, based on actions taken by SBC to correct the problems, we believe that the DonTech business should return to mid-single digit operating income growth in 2001.

Operating income for DAS in the third quarter 2000 was $11.7 million compared to $11.0 million in the third quarter of 1999. Excluding operating income in the third quarter of 1999 from divested businesses and ChinaBig of $1.4 million, operating income increased $2.1 million primarily due to cost savings in our pre-press publishing operations. Operating income for DAS for the nine month period ended September 30, 2000 was $45.1 million compared to $24.5 million for the nine months ended September 30, 1999. Operating income for the nine months ended September 30, 2000 includes a one-time benefit of $15.8 million from the restructuring of the CenDon relationship and $4.6 million from divested businesses and ChinaBig and operating income through September 30, 1999 includes $6.1 million from divested businesses and ChinaBig. Excluding these amounts, operating income was $24.7 million for the nine months ended September 30, 2000 compared to $18.4 million for the nine months ended September 30, 1999. The increase of $6.3 million, or 34.2% is due to an increase of $3.5 million in Sprint operating income due to sales growth and the change in the timing of revenue and expense recognition and an increase in income from our pre-press publishing operations of $3.9 million.

Operating loss for GDS was $2.2 million for the quarter ended September 30, 2000 compared to $0.3 million for the quarter ended September 30, 1999 and $6.6 million for the nine months ended September 30, 2000 compared to $0.3 million for the comparable 1999 period. GDS incurred only early start-up expenses in the 1999 periods.

Other operating loss represents general and corporate overhead costs that are not allocated to the business segments. Other operating loss was $3.0 million for the third quarter 2000 compared to $4.7 million for the third quarter 1999. For the nine months ended September 30, 2000, Other operating loss was $11.6 million compared to $14.3 million for the comparable 1999 period. The improvement in the quarter and nine-month periods is primarily due to lower human resources, finance, corporate development, employee benefits, occupancy and other corporate support costs as a result of cost saving initiatives implemented last year and the new streamlined operating structure.

INTEREST AND TAXES

Interest income for the third quarter 2000 was $2.2 million compared to $0.1 million for the third quarter 1999 and $2.6 million for the first nine months of 2000 compared to $0.3 million for the comparable 1999 period. The substantial increase is mainly due to interest income earned on the proceeds from the Bell Atlantic and Cincinnati transactions. Interest expense for the third quarter 2000 was $8.6 million compared to $9.2 million for the third quarter 1999 and $27.4 million for the first nine months of 2000 compared to $28.2 million for the comparable 1999 period. The decrease is due to lower outstanding borrowings due to the prepayment of $90 million of long-term debt during the third quarter of 2000.

The effective tax rate for the quarter and year-to-date periods ended September 30, 2000 decreased to 38.5% compared to 41.3% in the third quarter of 1999 and 40.8% in the first nine months of 1999. The decrease in the effective tax rate is due to various actions taken during the second quarter of 2000.

EXTRAORDINARY LOSS

During the quarter, we recognized an extraordinary loss of $0.7 million (after taxes of $0.4 million) relating to the prepayment of debt and the write-off of related deferred financing costs. The extraordinary loss had the effect of reducing diluted earnings per share by $0.02.

NET INCOME AND EARNINGS PER SHARE

Net income and earnings per share (after extraordinary loss) for the third quarter 2000 was $23.4 million, or $0.72 per diluted share compared to $22.4 million, or $0.65 per diluted share in the third quarter 1999. Net income and earnings per share (after extraordinary loss) for the nine months ended September 30, 2000 was $114.9 million, or $3.51 per diluted share compared to $47.7 million, or $1.39 per diluted share in the nine months ended September 30, 1999. Net income and earnings per share for the nine months ended September 30, 2000 includes a gain from the Bell Atlantic and Cincinnati transactions ($55.0 million after-tax) and the one-time benefit from the restructuring of the CenDon relationship ($9.7 million after-tax). Excluding these one-time items, net income and earnings per share for the nine months ended September 30, 2000 was $50.2 million, or $1.53 per diluted share.

                         LIQUIDITY AND CAPITAL RESOURCES

In June 1998, we borrowed $300 million under our Senior Secured Term Facilities ("Term Facilities") and issued $150 million of Senior Subordinated Notes (the "Notes"). We also borrowed $50 million against our $100 million Senior Revolving Credit Facility (the "Revolver," and together with the Term Facilities, the "Credit Agreement"). Our obligations under the Credit Agreement are secured by security interests granted to the lenders in substantially all of our assets, including capital stock in our existing and newly formed subsidiaries. The Term Facilities mature between June 2004 and December 2006, and require quarterly principal repayments through 2006. The Revolver matures in June 2004. The Notes pay interest semi-annually at the annual rate of 9.125%, and are due in June 2008. The Credit Agreement and the Indenture governing the Notes each contain various financial and other restrictive covenants, including restrictions on mergers, asset dispositions and similar transactions, indebtedness, capital expenditures and commitments.

Net cash provided by operations was $97.7 million through September 30, 2000 compared to $50.9 million through September 30, 1999. Collections of accounts receivable were higher than last year primarily due to the receipt from Bell Atlantic of $57 million in payment of commissions in connection with the early termination of the Agency Agreements as described above. Also contributing to the increase was higher cash distributions from our partnerships, mainly due to the restructuring of the CenDon relationship and receipt of priority distributions from CenDon LLC, and the receipt of an income tax refund of $6.0 million. Partially offsetting these increases were payments of accrued and other liabilities as a result of the sale of the Bell Atlantic and Cincinnati businesses. We believe that cash from operations and available debt capacity under the Revolver will be sufficient to fund our operations and meet our anticipated investment, capital expenditures and debt service requirements for the foreseeable future.

Net cash provided by investing activities through September 30, 2000 was $111.8 million and included proceeds of $122.0 million from the early termination of the Agency Agreements with Bell Atlantic ($114 million) and the sale of our Cincinnati business ($8 million). We also spent $6.3 million for capital expenditures, primarily computer equipment and software. During the first nine months of 2000, capitalized computer software decreased $11.6 million as amortization of $7.7 million and the write-off of approximately $6.5 million related to the Bell Atlantic and Cincinnati transactions offset additions of $2.6 million. We made additional investments in ChinaBig of $3.9 million in accordance with the terms of the joint venture agreement and have agreed to make our final investment of $2.5 million by year-end. Also, with respect to GDS, we anticipate that we will invest approximately $8.5 to $9.0 million for the full year 2000. Other than the additional investment to be made in ChinaBig and the anticipated funding of GDS for the remainder of 2000, we currently have no material commitments for investment spending or capital expenditures.

Net cash used in financing activities of $120.7 million was primarily for the repayment of debt and the repurchase of company stock. We prepaid $90 million of borrowings under the Term Facilities with the proceeds received from the early termination of the Agency Agreements. The debt was repaid at par and there was no penalty for early repayment. In connection with the repayment, approximately $1.1 million of deferred financing costs were written-off and an extraordinary loss of $0.7 million (after taxes of $0.4 million) was recognized. Through September 30, 2000, we spent $33.0 million to repurchase 1,845,200 shares of common stock under both our Systematic Share Repurchase Plan and our Open Market Share Repurchase Plan (collectively, "Share Repurchase Plans"), which represented 5.6% of the outstanding shares at the beginning of the year.

At September 30, 2000, total cash on hand was $91.1 million and we had available borrowing capacity of $100 million under the Revolver. The large amount of cash on hand is due to the remaining proceeds from the Bell Atlantic and Cincinnati transactions. While the proceeds from these transactions were received in the second quarter, most of the associated costs will be paid in future periods. We anticipate making income tax payments of approximately $22 million, severance and other related payments of approximately $4 million and payments for other transaction related costs of approximately $9 million during the fourth quarter and first half of 2001.

MARKET RISK SENSITIVE INSTRUMENTS

We are exposed to interest rate risk through our Credit Agreement where we borrow at prevailing short-term variable rates. In order to manage our exposure to fluctuations in interest rates, we have entered into interest rate swap agreements which allow us to raise funds at floating rates and effectively swap them into fixed rates that are lower than those available if fixed rate borrowings were made directly. These derivative financial instruments are viewed as risk management tools and are entered into for hedging purposes only. We do not use derivative financial instruments for trading or speculative purposes. There has been no change in the $175 million outstanding notional amount of interest rate swaps since December 31, 1999. The unrealized fair value of the swaps was a gain of $2.5 million at September 30, 2000.

We are exposed to foreign exchange risk through our investment in ChinaBig. Our remaining required investment of $2.5 million is subject to adjustment if the exchange rate of the People's Republic of China currency (RMB) on the date of payment is more than 10% higher or lower than the specified exchange rate of RMB8.2778. There has been no material change in our foreign exchange risk from year-end.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

The requirements of this Item are discussed in Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Reference is made to the discussion of legal proceedings in Footnote 6 under
Item 1 of Part I in the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2000 ("Second Quarter 10-Q"). Except as described below, there has been no material change in the information with respect to legal proceedings from that set forth in the Second Quarter 10-Q. See also Footnote 6 under Item 1 of Part I in this Form 10-Q.

Dellwood Publishing Matter

On September 29, 2000, the Court dismissed the complaint in its entirety, but gave plaintiffs 30 days leave to amend the complaint to replead any claims, other than the RICO claims. On October 25, 2000, plaintiffs filed an amended complaint alleging substantially the same facts, claims and damages as set forth in the original complaint, other than the RICO claims. The Company is still in the process of analyzing the amended complaint along with its counsel and counsel for Bell Atlantic (now Verizon), but while at this preliminary stage in the proceedings management is unable to predict the outcome of this matter, it presently believes that the resolution of the action will not have a material adverse effect on the Company's financial position or results of operations.

IRI Litigation and D&B Tax Matters

On September 30, 2000, Moody's Corporation separated from New D&B and each became independent, publicly traded companies. Management does not believe that the recent separation of Moody's from New D&B will have a material adverse impact on the indemnity rights of the Company because, as required by the Distribution Agreement, Moody's has agreed to be jointly and severally liable with New D&B for those indemnity obligations to the Company.

The Company is also involved in certain legal proceedings incidental to the normal conduct of its business. Although there can be no assurances, management believes that the outcome of such legal proceedings will not have a material adverse effect on the Company's financial position, results of operations or cash flows.

Item 6. Exhibits and Reports on Form 8-K

    (a)  Exhibits

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

         10.17(*) Amended and Restated 1991 Key Employees' Stock Option Plan (effective as of April 25, 2000)

         10.18 Amended and Restated 1998 Directors' Stock Plan (effective as of September 21, 1999) (incorporated by reference to Exhibit 10.18 to the Company's Annual Report on Form 10-K for the year ended December 31,
                           1999)

         10.19 Annual Incentive Plan, as amended and restated (incorporated by reference to Exhibit 10.18 to Amendment No. 3 to the Registration Statement on Form S-4, filed with the Securities and Exchange Commission on September 28, 1998, Registration No. 333-59287)

         10.20 Supplemental Executive Benefit Plan (incorporated by reference to Exhibit 10.19 to Amendment No. 3 to the Registration Statement on Form S-4, filed with the Securities and Exchange Commission on September 28, 1998, Registration No. 333-59287)

         10.21(*) Amendment No. 1 to Supplemental Executive Benefit Plan effective as of September 26, 2000

         10.22 Deferred Compensation Plan (incorporated by reference to Exhibit 4.01 to the Company's Registration Statement on Form S-8, filed with the Securities and Exchange Commission on November 24, 1999, Registration No. 333-91613)

         10.23 Employment Agreement dated as of September 28, 1998 between the Company and Frank R. Noonan (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998)

         10.24 Employment Agreement dated as of September 28, 1998 between the Company and

                           Philip C. Danford (incorporated by reference to
                           Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998)

         10.25 Employment Agreement dated as of September 28, 1998 between the Company and David C. Swanson (incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998)

         10.26 Employment Agreement dated as of September 28, 1998 between the Company and Judith A. Norton (incorporated by reference to Exhibit 10.25 to the Company's Annual Report on Form 10-K for the year ended December 31, 1999)

         10.27 Employment Agreement dated as of September 28, 1998 between the Company and Stephen B. Wiznitzer (incorporated by reference to Exhibit 10.26 to the Company's Annual Report on Form 10-K for the year ended December 31, 1999)

         27.1(*)           Financial Data Schedule of the Company

         27.2(*)           Financial Data Schedule of R.H. Donnelley Inc.


----------

         (*) Filed herewith

    (b)   Reports on Form 8-K:

                 None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         R.H. DONNELLEY CORPORATION


Date: November 13, 2000              By: /s/ Philip C. Danford
                                         ---------------------------------------
                                         Philip C. Danford
                                         Senior Vice President and Chief
                                         Financial Officer




Date: November 13, 2000              By: /s/ William C. Drexler
                                         ---------------------------------------
                                         William C. Drexler
                                         Vice President and Controller

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         R.H. DONNELLEY CORPORATION


Date: November 13, 2000              By: /s/ Philip C. Danford
                                         ---------------------------------------
                                         Philip C. Danford
                                         Senior Vice President and Chief
                                         Financial Officer




Date: November 13, 2000              By: /s/ William C. Drexler
                                         ---------------------------------------
                                         William C. Drexler
                                         Vice President and Controller