Form 10-K405
period 2000-12-31
R H DONNELLEY CORP; DONNELLEY R H INC
filed 2001-03-28
CIK 30419, 1065310

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549

                                    FORM 10-K

(Mark one)

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to
                               ----------------------    -----------------------

                        Commission file number 001-07155

                           R.H. DONNELLEY CORPORATION
                           --------------------------
             (Exact name of registrant as specified in its charter)

                Delaware                                  13-2740040
----------------------------------------       ---------------------------------
        (State of Incorporation)               (IRS Employer Identification No.)

 One Manhattanville Road, Purchase, N.Y.                    10577
----------------------------------------       ---------------------------------
(Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code     (914) 933-6400
                                                       ----------------

Securities registered pursuant to Section 12(b) of the Act:

           Title of Class                   Name of Exchange on Which Registered
           --------------                   ------------------------------------
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [ X ]

The aggregate market value at March 2, 2001 of shares of the Registrant's common stock (based upon the closing price per share of $28.35 of such stock on The New York Stock Exchange) held by non-affiliates of the Registrant was approximately $873,229,000. For purposes of this calculation, only those shares held by directors and executive officers of the Registrant have been excluded as held by affiliates. Such exclusion should not be deemed a determination or an admission by the Registrant that such individuals are, in fact, affiliates of the Registrant. At March 2, 2001, there were 30,878,433 outstanding shares of the Registrant's common stock.

(continued)

                        Commission file number 333-59287

                              R.H. DONNELLEY INC. *
             (Exact name of registrant as specified in its charter)

                Delaware                                  36-2467635
----------------------------------------       ---------------------------------
        (State of Incorporation)               (IRS Employer Identification No.)

 One Manhattanville Road, Purchase, N.Y.                    10577
----------------------------------------       ---------------------------------
(Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code      (914) 933-6400
                                                        --------------

* R.H. Donnelley Inc. is a wholly owned subsidiary of R.H. Donnelley Corporation. R.H. Donnelley Inc. became subject to the filing requirements of
Section 15(d) on October 1, 1998 in connection with the public offer and sale of its 9 1/8% Senior Subordinated Notes. As of March 2, 2001, 100 shares of R.H. Donnelley Inc. common stock, no par value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III
---------------------------------------------------------------------------------------
Item 10    Directors and Executive Officers of the    Information pertaining to the
           Registrant                                 Company's Directors can be found
                                                      on pages 13 - 15 of the Company's
                                                      Proxy Statement dated March 16,
                                                      2001.

Item 11    Executive Compensation                     Pages 17 - 28 of the Company's
                                                      Proxy Statement dated March 16,
                                                      2001.

Item 12    Security Ownership of Certain Beneficial   Pages 29 - 30 of the Company's
           Owners and Management                      Proxy Statement dated March 16,
                                                      2001.

Item 13    Certain Relationships and Related          Pages 13 - 15 of the Company's
           Transactions                               Proxy Statement dated March 16,
                                                      2001.

                                     PART I

ITEM 1. BUSINESS

Except where otherwise indicated, the terms "Company," "we," "us" and "our" refer to R.H. Donnelley Corporation and its direct and indirect wholly owned subsidiaries. The Company's only direct subsidiary is R.H. Donnelley, Inc. ("Donnelley"). Our executive offices are located at One Manhattanville Road, Purchase, NY 10577 and our telephone number is (914) 933-6400.

THE COMPANY

Together with our partners, we are one of the largest independent marketers of yellow pages advertising in the United States, selling advertising for more than 175 directories with a total circulation of over 15 million yellow pages directories. In 2000, we sold over $850 million of yellow pages advertising, of which over $600 million came from our DonTech and Sprint operations described below. We also provide pre-press publishing services for more than 240 yellow pages directories, including all of the directories for which we currently sell advertising. Together with our partners, we have a diversified customer base of approximately 200,000 small to medium-sized businesses, many of which rely on yellow pages directories as their principal or sole form of advertising.

We are strategically aligned on a long-term basis with the established, leading telephone service provider in each of our major markets. We provide yellow pages advertising sales in Illinois (including Chicago) and northwest Indiana under a 50/50 perpetual partnership (called "DonTech") with an affiliate of SBC Communications Inc. ("SBC"), and in Nevada (primarily Las Vegas) and Florida (primarily Tallahassee and Orlando), under long-term contractual agreements with affiliates of Sprint Corporation ("Sprint"). These agreements allow SBC and Sprint to gain the benefits of our long-term presence in these markets, our yellow pages marketing and pre-press publishing expertise and an established infrastructure and performance-focused, non-union sales force. We benefit from these agreements as SBC and Sprint publish the leading directories in terms of numbers of advertisers, utilization rates and distribution in the Illinois and Nevada markets. In the Florida markets, Sprint publishes one of the two leading directories in terms of numbers of advertisers, utilization rates and distribution.

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

STRATEGIC TRANSACTIONS

In 2000, we entered into a number of transactions designed to enhance shareholder value, sharpen strategic focus and create a more efficient cost structure. These transactions included (i) the early termination of our sales agency agreements with Bell Atlantic Corporation ("Bell Atlantic") and the sale of our Cincinnati proprietary operations, (ii) the restructuring and extension of our CenDon Partnership with Sprint, (iii) the restructuring of our role with respect to our investment in ChinaBig.com (previously known as Unicom Media Limited, "ChinaBig"), and (iv) the shutdown of our Get Digital Smart business. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Strategic Transactions" for a more detailed description of these transactions.

OPERATING SEGMENTS

Our business is organized into three operating segments at December 31, 2000:
DonTech Partnership ("DonTech"), Directory Advertising Services ("DAS") and Get Digital Smart ("GDS"). Although DonTech provides advertising sales of yellow pages and other directory products similar to DAS, it is considered a separate operating segment since, among other things, the employees of DonTech, including its officers and managers, are not our employees. As a result of the strategic transactions referred to above, in 2000 we restructured our reportable operating segments to better reflect the Company's current operations and the way we view our businesses. DAS now includes our pre-press publishing operations formerly reported separately as Directory Publishing Services. Also, information technology costs (a portion of which were previously allocated to and included in Other) are now included entirely in DAS. All prior period amounts have been restated in accordance with the new reporting structure. See Note 11 to the Consolidated Financial Statements in Item 8 for further information regarding our business segments.

DONTECH PARTNERSHIP

DonTech is our 50/50 perpetual partnership with SBC. DonTech acts as the exclusive sales agent for yellow pages directories published by Ameritech Corporation ("Ameritech"), a wholly owned subsidiary of SBC, in Illinois and northwest Indiana. Our relationship with telephone companies presently owned by SBC began in 1908 with the Chicago Telephone Company. Since then, we have maintained a variety of contractual relationships with these telephone companies, including a series of partnerships. The current partnership agreement, signed in August 1997, changed the structure of the then-existing DonTech partnership ("DonTech I"). A new partnership was formed ("DonTech") and DonTech was appointed the exclusive sales agent in perpetuity for Ameritech's Illinois and northwest Indiana yellow pages directories, and Ameritech became the publisher. Under the new sales agency agreement, DonTech provides advertising sales services for the directories and earns a commission. We have a 50% interest in the profits of DonTech and also receive direct fees ("revenue participation"), which are tied to advertising sales, from our partner. We account for DonTech under the equity method and our share of DonTech's profits and revenue participation income are recorded as income from partnerships and related fees.

Our share of the profits of DonTech and revenue participation income accounted for 72% of operating income before GDS loss and unallocated corporate expenses in 2000. The reported results from DonTech include only our share of DonTech's profits and revenue participation income and do not include any allocation for certain shared general and administrative expenses incurred to support this business.

DIRECTORY ADVERTISING SERVICES

Within our DAS segment, we provide advertising sales and marketing services for yellow pages and other directory products for affiliated entities of Sprint and perform pre-press publishing services for yellow pages directories. We are the exclusive sales agent in Central Florida for an operating unit of Sprint and the exclusive sales agent in Nevada, Florida, Virginia and North Carolina for CenDon LLC ("CenDon"), a joint venture with Centel Directory Company ("Centel"), a subsidiary of Sprint. We provide pre-press publishing services for yellow pages directories to publishers for whom we serve as sales agent as well as for an otherwise unaffiliated independent yellow pages publisher under separately negotiated contracts. DAS also includes all information technology costs. In addition, the results of our DAS segment include the operating results of our Bell Atlantic and Cincinnati businesses and our investment in ChinaBig through the dates of transactions that caused changes to the reporting of each respective business. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Strategic Transactions."

For 2000, the DAS segment accounted for approximately 28% of operating income before GDS loss and unallocated corporate expenses in 2000. Operating income includes the revenues and direct costs incurred by each business plus an allocation of certain shared operating and general and administrative expenses based on estimated business usage.

Sprint

Our relationship with Sprint began in 1980 when we began publishing directories for predecessors or affiliates of Central Telephone Company and United Telephone Company of Florida, both of which have since been acquired by Sprint. Today, we are the exclusive sales agent in Nevada, Florida, Virginia and North Carolina for CenDon and the exclusive sales agent in the greater Orlando, Florida market ("Central Florida") for an operating unit of Sprint. The sales agency agreement with CenDon extends through 2010 and the sales agency agreement for Central Florida extends through 2004.

Effective for directories that published after June 30, 2000, we entered into a series of agreements with Centel that effectively restructured the existing CenDon Partnership as a limited liability company ("LLC") and extended the sales agency arrangement through 2010. Both the partnership agreement and sales agency agreement were set to expire in 2004. The new arrangement focuses our responsibilities on sales and certain pre-press publishing services (the latter through 2003) and establishes us as the exclusive sales agent for Centel's print and electronic / Internet directory products in the markets previously covered by the partnership agreement. Centel assumed responsibility for the printing and delivery of directories and related support services such as marketing, customer service and collections. We receive sales commissions on all advertising sold (subject to adjustment, based on contractual provisions, for sales allowances and bad debts) and receive a priority distribution on our membership interest in the LLC, which is tied to advertising sales. Sales commissions are recorded as revenue and the priority distribution is recorded as income from partnerships and related fees. Revenue from the CenDon agency agreement represented 39%, 18% and 19% of consolidated revenue for the year ended December 31, 2000, 1999 and 1998, respectively.

Pre-press Publishing Services

We provide pre-press publishing services for yellow pages directories to publishers for whom we serve as sales agent as well as for an otherwise unaffiliated independent yellow pages publisher under separately negotiated contracts. We provide certain pre-press publishing services for Ameritech's Illinois and northwestern Indiana yellow pages directories and Sprint's Central Florida and CenDon yellow pages directories, under separate agreements that individually extend through 2003. Our agreement with the unaffiliated independent yellow pages publisher extends through 2002.

Our publishing center in Raleigh, North Carolina utilizes digital technology and custom designed relational databases to support the entire yellow pages advertising sales and publishing process on an integrated basis, from lead generation and sales presentation, to advertisement creation and printer-ready final output. We also have a graphics center in Dunmore, Pennsylvania that produces artwork for the majority of advertisements and specialty pages included in the directories for which we provide publishing services. The Dunmore graphics center is electronically integrated with the Raleigh publishing center. Revenue from pre-press publishing services provided to DonTech represented 12%, 10% and 11% of consolidated net revenue for the year ended December 31, 2000, 1999 and 1998, respectively.

ChinaBig Investment

We have an 18% interest in ChinaBig, which publishes yellow pages directories and offers Internet directory services in the People's Republic of China. During 2000, management of ChinaBig made a decision to focus more of its time and resources on the Internet aspect of its business plan, known as ChinaBiG.com. In connection with an equity investment by an unaffiliated third party and in order to facilitate the raising of additional capital and provide greater flexibility, on June 15, 2000, ChinaBig and each existing investor (including the Company), restructured the existing joint venture agreement of ChinaBig to, among other things, significantly reduce our influence on the daily operations of ChinaBig. As a result of the restructured agreement, we are a passive investor in ChinaBig and account for this investment under the cost method. Prior to June 15, 2000, we accounted for this investment under the equity method. Therefore, subsequent to June 15, 2000, our share of the losses of ChinaBig is no longer recognized in the consolidated statement of operations.

GET DIGITAL SMART

In February 2000, we launched an initiative, known as "Get Digital Smart(SM)", in the Miami/Ft. Lauderdale market to test the economic viability of providing a variety of products and services designed to deliver a comprehensive package of Internet marketing and e-commerce capabilities to small and medium-sized local businesses. While the test demonstrated that there was a demand for the products and services we offered, the business was not broadly capable of providing an adequate return on investment. In December 2000, we ceased operations of GDS and entered into an agreement pursuant to which Innuity Inc., a provider of e-commerce services to small and medium-sized businesses, assumed all of the rights and obligations under our GDS customer contracts. Accordingly, GDS will not be one of our operating segments in 2001. GDS incurred an operating loss of $8.9 million for the year ended December 31, 2000 and we also recorded one-time costs of $2.9 million related to the shutdown of the business.

COMPETITION

Yellow Pages Advertising Sales

We experience competition for yellow pages advertising sales in our current markets to varying degrees from the sales forces of yellow pages publishers with which we are either not affiliated or with divisions of such companies for which we do not provide sales agency services. All of the telephone companies with which we are affiliated currently market yellow pages advertising with internal sales forces in many of the markets in which we do not provide sales agency services. In addition, our competitors include other local telephone companies, independent publishers (publishers that are not affiliated with any telephone company) and national yellow pages sales agents. We believe we have a competitive advantage in that we can offer our clients our long-term presence in our current markets, our yellow pages marketing and pre-press publishing expertise and an established infrastructure and performance-focused, non-union sales force. Our long-term contractual relationships with the largest or one of the largest, potential competitors in our major markets also represents a competitive advantage for us. The market position of local telephone companies, including those with which we have relationships, may be adversely impacted by the Telecommunications Act of 1996, which effectively opened local telephone markets to increased competition. There is also competition for advertising sales from other media, including newspapers, magazines, radio, direct mail, online information services, television and cable television. Additionally, advances in technology have brought to the industry new participants, new products and new channels, including increasing use of the Internet as an advertising medium.

Pre-press Publishing Services

With respect to the pre-press publishing services we provide, yellow pages publishers that are not our customers typically derive such services from internal divisions or through independent providers of such services or some combination of both. Many telephone companies and many of the significant independent yellow pages publishers are making investments to acquire publishing services technology similar to the technology used at our Raleigh publishing center. We compete based upon breadth of services offered, price and turn-around time.

Electronic / Internet Directory Products

We are also the exclusive sales agent for electronic / Internet directory products offered by Ameritech and Sprint in the markets covered by our sales agency agreements. We face competition in our sales of electronic / Internet directory products in these markets from other local telephone companies, Internet yellow pages companies, Internet advertising agencies and Internet service providers. Competition for these sales is based upon product offerings and price.

EMPLOYEES

As of December 31, 2000, we had approximately 700 full-time employees. This number does not include the employees of DonTech, whom are not our employees. None of our employees are covered by collective bargaining agreements, and we consider relations with our employees to be good.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth information concerning the individuals who serve as executive officers of the Company as of March 15, 2001.

NAME                                     AGE                 POSITION(S)
----                                     ---                 -----------
Frank R. Noonan                          58      Chairman of the Board and Chief Executive Officer
David C. Swanson                         46      President and Chief Operating Officer
Philip C. Danford                        57      Senior Vice President and Chief Financial Officer
Robert J. Bush                           35      Vice President, General Counsel and Corporate Secretary
Frank M. Colarusso                       43      Vice President and Treasurer
William C. Drexler                       47      Vice President and Controller


FRANK R. NOONAN has served as Chairman and Chief Executive Officer of the Company and Donnelley since June 30, 1998. Mr. Noonan served as President of Donnelley from August 1991 to December 2000 and has been a director of Donnelley since February 1995. Mr. Noonan was a director of D&B from April 1998 to June 1998. Mr. Noonan was Senior Vice President Finance of Dun & Bradstreet Information Services from 1989 to August 1991. Prior to joining D&B, Mr. Noonan served as Senior Vice President and Chief Financial Officer of UNUM Corporation and in various financial positions for the General Electric Company. Mr. Noonan is Vice Chairman of the Board of Trustees for New York United Hospital Medical Center, a member of the Boards of Trustees of Manhattanville College and the University of New Hampshire Foundation, and Vice Chairman of the Board of Governors for the Buick Classic.

DAVID C. SWANSON has served as President and Chief Operating Officer since December 2000 and as Senior Vice President of the Company since June 1998. Prior to this appointment, Mr. Swanson served as President of Donnelley Directory Services, a division of the Company, since March 1999. Upon the spin-off of the Company from D&B in June 1998, Mr. Swanson was appointed Donnelley's Executive Vice President-Corporate Strategy. Prior thereto, Mr. Swanson served as Executive Vice President and General Manager for Proprietary Operations from July 1997, Executive Vice President Sales for Donnelley from October 1995 and Donnelley's Vice President and General Manager of Cincinnati Operations from September 1993.

PHILIP C. DANFORD has served as Senior Vice President and Chief Financial Officer since June 1998 and a director of Donnelley since March 1998. Previously, Mr. Danford served as Vice President and Treasurer for D&B from September 1992. Mr. Danford joined D&B as Assistant Treasurer in 1988. Before joining D&B, Mr. Danford served as Vice President and Treasurer at The Perkin-Elmer Corporation and as Assistant Vice President and Manager at W.R. Grace & Co.

ROBERT J. BUSH was appointed General Counsel in January 2001, Vice President in October 2000 and Corporate Secretary in July 2000. Mr. Bush joined the Company in October 1999 as Assistant Vice President and Assistant General Counsel. Prior to joining the Company, Mr. Bush was Assistant General Counsel and Assistant Secretary at MIM Corporation from May 1998 to October 1999 and an Associate at the New York offices of Jones, Day, Reavis & Pogue from August 1993 to May 1998.

FRANK M. COLARUSSO has served as Vice President and Treasurer since June 1998. Prior to that, he was Assistant Treasurer of D&B since 1996. Mr. Colarusso joined D&B in 1986 and was named Manager, International Treasury Services in 1989 and Director of Corporate Finance in 1992. Prior to joining D&B, Mr. Colarusso held management positions at Texaco Inc. and Sperry Corporation.

WILLIAM C. DREXLER has served as Vice President and Controller since June 1999. Prior to that, Mr. Drexler served as Assistant Vice President of Finance for the Company since 1996. Mr. Drexler joined the Company in 1992 as Director of Accounting Operations. In 1995, he was named Director of Financial Planning for publishing and information services. Prior to joining D&B, Mr. Drexler held financial management positions with a number of manufacturing firms.

ITEM 2. PROPERTIES

Within our DAS segment, we lease five sales offices and conduct our publishing operations from two leased facilities. Our sales offices are between 2,000 and 15,000 square feet and are located in Florida, Nevada and Virginia. Our main publishing facility center is located in a 55,000 square foot building in Raleigh, North Carolina and our graphics center is located in a 20,000 square foot building in Dunmore, Pennsylvania. We also lease 35,000 square feet for our administrative headquarters and offices in Purchase, New York.

ITEM 3. LEGAL PROCEEDINGS

Rockland Yellow Pages

In April 1999, Sandy Goldberg, Dellwood Publishing, Inc. and Rockland Yellow Pages initiated a lawsuit against the Company and Bell Atlantic in the United States District Court of the Southern District of New York. The Rockland Yellow Pages is a proprietary directory that competes against a Bell Atlantic directory in the same region, for which the Company served as Bell Atlantic's sales agent through June 30, 2000. The complaint alleged that the defendants disseminated false information concerning the Rockland Yellow Pages, which has resulted in damages to the Rockland Yellow Pages. The plaintiffs alleged a variety of claims including RICO violations, antitrust violations and Lanham Act violations. They sought damages in excess of $30 million, which amount plaintiffs sought to have trebled under the antitrust laws. In addition, the plaintiffs also sought punitive damages in an unspecified amount. In February 2000, Yellow Book USA, Inc., one of the Company's primary competitors, acquired Dellwood Publishing, Inc., but this matter was not part of the assets acquired by Yellow Book.

In June 1999, the defendants filed a motion to dismiss this complaint. In September 2000, the Court dismissed the complaint in its entirety, but gave plaintiffs 30 days leave to amend the complaint to replead any claims, other than the RICO claims. In October 2000, plaintiffs filed an amended complaint alleging substantially the same facts, claims and damages as set forth in the original complaint, other than the RICO claims. In November 2000, the defendants again filed a motion to dismiss the amended complaint. While at this preliminary stage in the proceedings management is unable to predict the outcome of this matter, it presently believes that the resolution of the action will not have a material adverse effect on the Company's financial position or results of operations.

Information Resources

In July 1996, Information Resources, Inc. ("IRI") filed a complaint in the United States District Court for the Southern District of New York, naming as defendants the Company (as successor of Old D&B), ACNielsen Company and IMS International Inc., each former subsidiaries of D&B ("IRI Action"). The complaint alleges, among other things, various violations of the antitrust laws and seeks damages in excess of $350 million, which IRI is seeking to have trebled under the antitrust laws. IRI also seeks punitive damages of an unspecified amount. Under the definitive agreement entered into in connection with the Distribution (the "Distribution Agreement"), New D&B has assumed the defense and will indemnify the Company against any payments to be made by the Company in respect of the IRI Action, under the Indemnity and Joint Defense Agreement entered into in connection with the Distribution or otherwise, including any ongoing legal fees and expenses related thereto. Management presently believes that New D&B has sufficient financial resources and/or borrowing capacity to satisfy all such liabilities and to reimburse the Company for all costs and expenses incurred. Management does not believe that the recent separation of Moody's from New D&B will have a material adverse impact on these indemnity rights of the Company because, as required by the Distribution Agreement, Moody's has agreed to be jointly and severally liable with New D&B for those indemnity obligations to the Company.

Tax Matters

Certain tax planning strategies entered into by Old D&B are currently subject to review by tax authorities. Pursuant to a series of agreements, IMS Health Incorporated ("IMS") and Nielsen Media Research, Inc. ("NMR") (both of which are former subsidiaries of D&B) are each jointly and severally liable to pay 50%, and Old D&B is liable for the remaining 50% of any payments for taxes and accrued interest arising from this matter and certain other potential tax liabilities after Old D&B pays the first $137 million of tax liability. As explained above, as a result of the form of the Distribution, the Company is the corporate successor of, and the taxpayer referred to herein as, Old D&B. However, pursuant to the terms of the Distribution Agreement and the Tax Allocation Agreement executed in connection with the Distribution, New D&B has assumed the defense and will indemnify the Company against any payments to be made by the Company in respect of any tax liability that may be assessed and any costs and expenses relating thereto, including any ongoing legal fees and expenses related thereto. In May 2000, the Internal Revenue Service (the "IRS") issued a summary report with respect to these tax-planning strategies. In connection with the summary report, New D&B filed an amended tax return for 1989 and 1990, which reflected $561.6 million of tax and interest due and paid the IRS approximately $349.3 million of this amount and IMS paid approximately $212.3 million. The Company understands that these payments were funded with short-term borrowings and were paid under dispute in order to stop additional interest from accruing. Management presently believes that New D&B, IMS and NMR have sufficient financial resources and/or borrowing capacity to satisfy all such liabilities and to reimburse the Company for all costs and expenses relating thereto. Management does not believe that the recent separation of Moody's from New D&B will have a material adverse impact on these indemnity rights of the Company because, as required by the Distribution Agreement, Moody's has agreed to be jointly and severally liable with New D&B for those indemnity obligations to the Company.

Other than the matters described above, the Company is involved in legal proceedings, claims and litigation arising in the ordinary conduct of its business. Although there can be no assurances, management presently believes that the outcome of such legal proceedings will not have a material adverse effect on the Company's financial position, results of operations or cash flows.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the quarter ended December 31, 2000.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's common stock trades on the New York Stock Exchange under the symbol "RHD." The table below indicates the high and low sales price of the Company's common stock for each quarter of the last two years.

                                     Price Per Share
                                     ---------------
                                    High         Low
                                    ----         ---
2000

1st Quarter                        $18.94       $15.25
2nd Quarter                        $21.00       $14.88
3rd Quarter                        $21.94       $18.38
4th Quarter                        $24.94       $19.38

1999

1st Quarter                        $17.69       $14.38
2nd Quarter                        $19.75       $15.13
3rd Quarter                        $20.25       $16.63
4th Quarter                        $19.50       $17.25

At March 2, 2001, there were approximately 7,200 holders of record of the Company's common stock. The Company did not pay any cash dividends during the last two years and does not expect to pay dividends for the foreseeable future. The Company's Credit Agreement and the indenture governing the Notes contain various financial restrictions that may place limitations on the ability of the Company to pay dividends in the future (see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources").

ITEM 6. SELECTED FINANCIAL DATA

The selected financial data (except for advertising sales data) of the Company at December 31, 2000 and for each of the five years then ended are derived from the audited consolidated financial statements of the Company. The Company's audited consolidated financial statements are presented as if the Company was a stand-alone entity for all periods and include allocations through the date of Distribution (June 30, 1998) of certain D&B assets, liabilities and general and administrative expenses related to the business. Management believes these allocations were reasonable; however, the amounts below do not include additional costs that management believes the Company would have incurred if it were a stand-alone entity for all periods prior to the Distribution. The information below also includes operating results of businesses that were sold during 2000, 1997 and 1996 and certain one-time items in 2000. Amounts related to these businesses and one-time items are presented below in footnote (1). The information set forth below should be read in conjunction with the audited Consolidated Financial Statements and related notes in Item 8 and with Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                                                                YEARS ENDED DECEMBER 31,
                                                     ------------------------------------------------------------------------------
(in thousands, except per share data)                    2000             1999             1998             1997            1996
                                                     -----------      -----------      -----------      -----------     -----------
STATEMENT OF OPERATIONS DATA (1):
Net revenue (2) ................................     $   141,287      $   181,905      $   166,249      $   233,735     $   263,208
Income from partnerships and related fees ......         147,693          139,181          135,854          130,171         132,945
Operating income ...............................         147,375          129,906          125,235          134,470         166,658
Net income before extraordinary item ...........         125,462           55,151           61,268           84,743          77,645
Net income after extraordinary item (3) ........         124,758           55,151           61,268           84,743          77,645

EARNINGS PER SHARE BEFORE EXTRAORDINARY ITEM:

Basic ..........................................     $      3.93      $      1.64      $      1.79      $      2.48     $      2.28
Diluted ........................................     $      3.85      $      1.61      $      1.77      $      2.48     $      2.28

EARNINGS PER SHARE AFTER EXTRAORDINARY ITEM (3):

Basic ..........................................     $      3.91      $      1.64      $      1.79      $      2.48     $      2.28
Diluted ........................................     $      3.83      $      1.61      $      1.77      $      2.48     $      2.28

SHARES USED IN COMPUTING EARNINGS PER SHARE

Basic ..........................................          31,947           33,676           34,237           34,153          34,003
Diluted ........................................          32,594           34,159           34,522           34,213          34,058

DIVIDENDS PER SHARE ............................              --               --      $      0.35               --              --

BALANCE SHEET DATA (1):

Total assets ...................................     $   365,284      $   395,406      $   385,841      $   377,507     $   497,683
Long-term debt .................................         347,526          435,000          464,500               --              --
Shareholders' (deficit) equity .................        (108,510)        (192,811)        (224,770)         255,807         376,478

ADVERTISING SALES DATA (UNAUDITED) (1, 4):

Calendar cycle .................................     $   897,670      $ 1,066,728      $   991,575      $ 1,064,745     $ 1,110,597
Publication cycle ..............................         860,523        1,045,132          989,282        1,082,572       1,076,937

(1) Amounts above include the results of the Bell Atlantic, Cincinnati and Get Digital Smart businesses sold in 2000 and one-time items from the restructuring of the CenDon relationship. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations
       - Strategic Transactions" for a discussion of these items. In addition, the amounts shown for 1997 and 1996 also include the results of the P-East (sold in 1997) and P-West (sold in 1996) businesses. To facilitate comparison of the financial data, the amounts related to these sold businesses and one-time items are as follows:

                                                            2000         1999         1998         1997         1996
                                                          --------     --------     --------     --------     --------
           Net revenue (2) ..........................     $ 63,994     $106,986     $ 92,319     $175,210     $207,678
           Income from partnerships and related fees         5,422           --           --        1,724        1,710
           Operating income .........................       13,191        7,538        6,531       22,873       48,151
           Total assets .............................           --       64,193       61,678       65,437      165,862
           Publication cycle advertising sales (4) ..      238,131      436,870      405,929      527,549      551,539
           Calendar cycle advertising sales (4) .....      277,768      453,971      388,299      492,816      553,209

(2) Beginning in 2000, revenue is reported net of estimated claims and allowances. Previously, the Company recorded estimated claims and allowances as a provision for bad debts. All prior period amounts have been restated to conform to the 2000 presentation.

(3) In 2000, the Company recognized an extraordinary after-tax loss of $704 related to the write-off of deferred financing costs in connection with the early repayment of debt.

(4) Advertising sales represent the billing value of advertisements sold for an annual directory by the Company and DonTech. Calendar cycle advertising sales represent the billing value of advertisements sold for an annual directory stated on the same basis as revenue is recognized (that is, when a sales contract is signed where the Company acts as a sales agent and when a directory was published where the Company acted as the publisher). Publication cycle sales represent sales for directories that published in the current period which are compared against sales for the same directories published in the prior period, regardless of when the advertising for that directory was sold. If a directory publication date changes from one year to the next, the prior year publication date is adjusted to conform to the present year to maintain comparability.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements contained in this Form 10-K regarding R.H. Donnelley's future operating results or performance or business plans or prospects and any other statements not constituting historical fact are "forward-looking statements" subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. Where possible, the words "believe," "expect," "anticipate," "should," "planned," "estimated," "potential," "goal," "outlook," and similar expressions, as they relate to R.H. Donnelley or its management, have been used to identify such forward-looking statements. Regardless of any identifying phrases, these statements and all other forward-looking statements reflect only R.H. Donnelley's current beliefs and specific assumptions with respect to future business plans, prospects, decisions and results, and are based on information currently available to R.H. Donnelley. Accordingly, the statements are subject to significant risks, uncertainties and contingencies which could cause R.H. Donnelley's actual operating results, performance or business plans or prospects to differ from those expressed in, or implied by, these statements. Such risks, uncertainties and contingencies include, without limitation, the following: (1) loss of market share through competition; (2) uncertainties caused by the consolidation of the telecommunications industry; (3) introduction of competing products or technologies by other companies; (4) complexity and uncertainty regarding the development and/or deployment of new high technology products, and uncertainty regarding the acceptance rate of such products; (5) pricing pressures from competitors and/or customers; (6) changes in the yellow pages industries and markets; (7) a sustained economic downturn in the United States;
(8) failure to appropriately remedy the previously disclosed billing and collections problems with respect to DonTech; and (9) share repurchases will be subject to market conditions and compliance with legal restrictions and the Company's debt covenants. This Item should be read in conjunction with the audited, consolidated financial statements and notes thereto included in Item 8 of this Form 10-K. Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to update any forward-looking statements.


THE COMPANY

R.H. Donnelley Corporation is a leading marketer of yellow pages and other marketing and advertising services tailored for small and medium-sized businesses. Unless otherwise indicated, the terms "Company," "we," "us" and "our" refer to R.H. Donnelley Corporation and its direct and indirect wholly owned subsidiaries. Unless otherwise specified, all tabular amounts are presented in millions of dollars.

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

Our business is organized into three operating segments as of December 31, 2000:
DonTech Partnership ("DonTech"), Directory Advertising Services ("DAS") and Get Digital Smart ("GDS"). As a result of the transactions described below under " - Strategic Transactions," we restructured our reportable operating segments in 2000 to better reflect the Company's current operations and the way we view our businesses. DAS now includes our pre-press publishing operations formerly reported separately as Directory Publishing Services. Also, information technology costs (a portion of which were previously allocated to and included in Other) are now included entirely in DAS. All prior period amounts have been restated in accordance with the new reporting structure.

DonTech is our 50/50 partnership with an operating unit of SBC Communications Inc. ("SBC"). DonTech acts as the exclusive sales agent for yellow pages directories published by Ameritech Corporation, a wholly owned subsidiary of SBC ("Ameritech"), in Illinois and northwest Indiana. In addition to our 50% interest in the profits of DonTech, we receive direct fees ("revenue participation"), which are tied to advertising sales, from our partner. Although DonTech provides advertising sales of yellow pages and other directory products similar to DAS, the partnership is considered a separate operating segment since, among other things, the employees of DonTech, including its officers and managers, are not our employees.

Within our DAS segment, we provide advertising sales and marketing services for yellow pages and other directory products for affiliated entities of Sprint Corporation ("Sprint") and perform pre-press publishing services for yellow pages directories. We are the exclusive sales agent in Central Florida for an operating unit of Sprint and the exclusive sales agent in Nevada, Florida, Virginia and North Carolina for CenDon LLC ("CenDon"), a joint venture with Centel Directory Company ("Centel"), a subsidiary of Sprint. We provide pre-press publishing services for yellow pages directories to publishers for whom we serve as sales agent as well as for an otherwise unaffiliated independent yellow pages publisher under separately negotiated contracts. DAS also includes all information technology costs. In addition, the results of our DAS segment include the operating results of our Cincinnati and Bell Atlantic businesses and our investment in ChinaBig.com Limited (previously known as Unicom Media Limited, "ChinaBig") through the dates of transactions that caused changes to the reporting of each respective business (see " - Strategic Transactions" below).

Where we serve as a sales agent, we recognize revenue from sales commissions at the time an advertising contract is executed with a customer. This includes sales commission revenue realized from Sprint, including CenDon (for directories that published after June 30, 2000), and Bell Atlantic (through June 30, 2000). Where we were the publisher, we recognized revenue when a directory was published. This included revenue realized from publication of directories by CenDon before June 30, 2000 and from the publication of our Cincinnati proprietary directory in 1999. There was no revenue recognized in 2000 from our Cincinnati proprietary operation as the business was sold prior to the scheduled directory publication date. We recognize revenue from our pre-press publishing services on a straight-line basis throughout the year as the services are performed.

Our GDS segment includes our "Get Digital Smart" business, which began operations in the first quarter of 2000 to test the economic viability of offering Internet marketing and e-commerce services to small and medium-sized businesses in the Miami/Ft. Lauderdale market. We ceased operations of this business in December 2000.

STRATEGIC TRANSACTIONS

In 2000, we entered into a number of transactions designed to enhance shareholder value, sharpen strategic focus and create a more efficient cost structure. These transactions included the following:

- We executed an agreement with Bell Atlantic for the early termination of our sales agency agreements, which were set to expire in 2003 and 2005, and sold our Cincinnati proprietary operations. Net cash generated from these transactions was over $100 million.

- We restructured and extended our CenDon relationship through 2010. The original relationship was set to expire in 2004.

- In connection with the investment by an unaffiliated third party in ChinaBig, we became a passive investor, and as such, no longer recognize our share of the losses of ChinaBig.

-    We ceased operations of our GDS business in December 2000.

As a result of the proceeds from these transactions, we strengthened our financial position by prepaying $90.0 million of debt. Net debt (total debt less cash) at the end of 2000 was $296.3 million compared to $442.4 million at the end of 1999. Additionally, we spent $53.6 million to repurchase 2.8 million shares of our common stock. This represented over 8% of the outstanding shares at the beginning of the year.

DISPOSITION OF BUSINESSES AND RELATED COST CUTTING ACTIONS

On April 27, 2000, we sold our Cincinnati proprietary directory business to Yellow Book USA, Inc. for $8 million.

On June 30, 2000, we entered into an agreement (the "Agreement") with an affiliate of Bell Atlantic Corporation (now known as Verizon Communications, "Bell Atlantic") for the early termination of the directory services agreements between the Company and Bell Atlantic dated September 5, 1985 and May 5, 1998, as amended (the "Agency Agreements"). Pursuant to the Agency Agreements, the Company had served as exclusive sales agent for Bell Atlantic directories covering substantially all of New York State. The Agency Agreements had been scheduled to expire in 2005 and 2003, respectively. In 1999, the Agency Agreements accounted for approximately 41% of total publication cycle advertising sales, 54% of consolidated net revenue and 10% of consolidated operating income.

Under the terms of the Agreement, we received cash proceeds of $114 million, which were reduced by approximately $3 million for liabilities assumed by Bell Atlantic related to the pre-closing period. We also received commissions of approximately $42 million for sales which occurred prior to the closing, but which were not yet payable under the terms of the Agency Agreements. In addition, we received commissions of approximately $15 million for sales of certain directories that published during the pre-closing period.

In December 2000, we ceased operations of our Get Digital Smart business. GDS was launched in February 2000 in the Miami/Ft. Lauderdale market to test the economic viability of providing a variety of products and services designed to deliver a comprehensive package of Internet marketing and e-commerce capabilities to small and medium-sized local businesses. While the test demonstrated that there was a demand for the products and services we offered, the business was not broadly capable of providing an adequate return on investment. In December 2000, we entered into an agreement pursuant to which Innuity Inc., a provider of e-commerce services to small and medium-sized businesses, assumed all of the rights and obligations under our GDS customer contracts. We recognized one-time costs of $2.9 million for severance and other related costs.

We also implemented cost-cutting measures in 2000, including headcount reductions, at our Raleigh, N.C. facility and corporate headquarters consistent with our new operating structure.

We recognized a net, pretax gain from the above transactions of approximately $86.5 million ($53.5 million after taxes).

CENDON RESTRUCTURING AND EXTENSION

Effective for directories that published after June 30, 2000, the Company and Centel entered into a series of agreements that effectively restructured the existing CenDon partnership as a limited liability company ("LLC") and extended the sales agency arrangement through 2010. Both the partnership agreement and sales agency agreement were set to expire in 2004. The new arrangement focuses our responsibilities on sales and certain pre-press publishing services (the latter through 2003) and establishes us as the exclusive sales agent for Centel's print and electronic / Internet directory products in the markets previously covered by the partnership agreement. Centel assumed responsibility for the printing and delivery of directories and related support services such as marketing, customer service and collections. We receive sales commissions on all advertising sold (subject to adjustment, based on contractual provisions, for sales allowances and bad debts) and receive a priority distribution on our membership interest in the LLC, which is tied to advertising sales. Sales commissions are recorded as revenue and the priority distribution is recorded as partnership income and related fees.

Under the new agreement, revenue and related costs are recognized at the time of sale, rather than at the time of directory publication as had historically been the case for CenDon. Accordingly, 2000 results include a one-time operating income benefit of $15.8 million relating to advertising sales made and related costs incurred prior to the effective date of the agreement for directories that published subsequent to the effective date of the agreement.

CHINABIG INVESTMENT

We have an 18% interest in ChinaBig, which publishes yellow pages directories and offers Internet directory services in the People's Republic of China. During 2000, management of ChinaBig made a decision to focus more of its time and resources on the Internet aspect of its business plan, known as ChinaBiG.com. In connection with an equity investment by an unaffiliated third party and in order to facilitate the raising of additional capital and provide greater flexibility, on June 15, 2000, ChinaBig and each existing investor (including the Company), restructured the existing joint venture agreement of ChinaBig to, among other things, significantly reduce our influence on the daily operations of ChinaBig. As a result of the restructured agreement, we are a passive investor in ChinaBig and account for this investment under the cost method. Prior to June 15, 2000, we accounted for this investment under the equity method. Therefore, subsequent to June 15, 2000, our share of the losses of ChinaBig is no longer recognized in the consolidated statement of operations.

                              RESULTS OF OPERATIONS
          YEAR ENDED DECEMBER 31, 2000 VS. YEAR ENDED DECEMBER 31, 1999

Due to the numerous strategic transactions referred to above, we do not believe that the reported results for 2000 are indicative of our underlying ongoing operations nor do we believe that comparisons to 1999 would be meaningful. Accordingly, the information below is presented on both a reported, audited basis and an as adjusted, unaudited basis. Therefore, this "Results of Operations" discussion ignores as no longer relevant or material, changes between 2000 and 1999 in the disposed operations (Bell Atlantic, Cincinnati and GDS) and does not discuss in detail the other one-time items described above under "-- Strategic Transactions." For period over period comparisons of the Bell Atlantic and Cincinnati operations during the periods prior to disposition, see Management's Discussion and Analysis of Financial Condition and Results of Operations in each of our Quarterly Reports on Form 10-Q for the first and second quarters of 2000. Because GDS did not begin active operations until 2000, no period over period comparison would be meaningful. The as adjusted amounts assume the transactions described above had occurred on January 1, 1999 and are derived by excluding from the reported amounts the advertising sales, revenue and expenses of the Bell Atlantic, Cincinnati and GDS operations, as well as the one-time items from the restructuring of the CenDon relationship and the disposition of businesses. While we believe that, as compared to the reported, audited results of operations, the as adjusted, unaudited information is more indicative of our underlying financial and operational performance during 2000 and may better reflect our future performance, the as adjusted, unaudited information does not purport to represent what our actual results would have been had the transactions occurred as of the assumed dates or project the financial condition or results of operations for any future period.

ADVERTISING SALES

Calendar Cycle Basis

Calendar cycle advertising sales represent the billing value of advertisements sold for an annual directory stated on the same basis as revenue is recognized (that is, when a sales contract is signed where the Company acts as a sales agent and when a directory was published where the Company acted as the publisher). The selling of advertising for a specific directory is managed as a sales campaign. The typical sales campaign begins approximately six to eight months prior to the scheduled publication date. As a result, the amount of calendar sales can fluctuate from the prior year due to various factors, including changes in the actual commencement date of the sales campaign and the timing of sales during the sales campaign.

Reported and as adjusted calendar advertising sales by segment are presented below:

                               2000          1999          $ Change       % Change
                             --------      --------        --------       --------
REPORTED

   DonTech                   $  428.2      $  432.3        $   (4.1)          (0.9)%
   DAS                          469.5         634.4          (164.9)         (26.0)
                             --------      --------        --------       --------
       Total                 $  897.7      $1,066.7        $ (169.0)         (15.8)%
                             ========      ========        ========       ========

AS ADJUSTED

   DonTech                   $  428.2      $  432.3        $   (4.1)          (0.9)%
   DAS  (a)                     191.7         180.4            11.3            6.3
                             --------      --------        --------       --------
       Total                 $  619.9      $  612.7        $    7.2            1.2%
                             ========      ========        ========       ========

(a) Excludes Bell Atlantic sales of $182.0 million and one-time sales benefit from the CenDon restructuring of $95.8 million in 2000 and Bell Atlantic sales of $444.0 million and Cincinnati sales of $10.0 million in 1999.

Reported calendar advertising sales were $897.7 million for 2000 compared to $1,066.7 million for 1999. On an as adjusted basis, calendar advertising sales for 2000 were $619.9 million compared to $612.7 million for 1999. Sales at DonTech declined to $428.2 million from the prior year amount of $432.3 million. Calendar sales at DonTech for the entire year 2000 and latter part of 1999 were adversely affected by issues related to the administration of billing and collection functions at Ameritech that resulted in a loss of customers who were significantly delinquent and withdrawn from directories, as well as the timing of certain sales campaigns in 2000 compared to 1999. As adjusted sales for DAS increased to $191.7 million from the prior year amount of $180.4 million primarily due to growth in the Sprint markets of Las Vegas and Central Florida.

Publication Cycle Basis

We believe that an additional useful measure of sales performance is publication cycle sales. Publication cycle sales represent sales for directories that published in the current period which are compared against sales for the same directories published in the prior year period, regardless of when the advertising for that directory was sold. If a directory publication date changes from one year to the next, the prior year publication date is adjusted to conform to the present year to maintain comparability. There were no changes to directory publication dates in 2000 that would require adjustments to the prior year publication sales amounts.

Reported and as adjusted publication cycle advertising sales by segment are presented below:

                                2000         1999       $ Change      % Change
                              --------     --------     --------      --------
REPORTED

   DonTech                    $  430.8     $  427.6     $    3.2           0.7%
   DAS                           429.7        617.5       (187.8)        (30.4)
                              --------     --------     --------      --------
       Total                  $  860.5     $1,045.1     $ (184.6)        (17.7)%
                              ========     ========     ========      ========

AS ADJUSTED

   DonTech                    $  430.8     $  427.6     $    3.2           0.7%
   DAS  (a)                      191.6        180.7         10.9           6.0
                              --------     --------     --------      --------
       Total                  $  622.4     $  608.3     $   14.1           2.3%
                              ========     ========     ========      ========

(a) Excludes Bell Atlantic sales of $238.1 million in 2000 and Bell Atlantic and Cincinnati sales of $426.8 million and $10.0 million, respectively, in 1999.

Reported publication cycle advertising sales were $860.5 million for 2000 compared to $1,045.1 million for 1999. As adjusted publication cycle sales for 2000 were $622.4 million compared to $608.3 million for 1999. Publication cycle sales at DonTech were $430.8 million, up slightly from the prior year amount of $427.6 million. The absence of growth in DonTech publication cycle sales was due to the previously discussed billing and collections issues at Ameritech that adversely impacted sales throughout the year. SBC began administrative improvements during the second half of 2000, and as part of these improvements, is expected to complete the process of integrating DonTech's customers into its accounts receivable management system by the end of the first quarter of 2001. As adjusted publication cycle sales for DAS increased to $191.6 million from the prior year amount of $180.7 million. The increase was primarily driven by growth in the Las Vegas and Central Florida markets.

NET REVENUE

Net revenue consists principally of sales commissions earned on the value of advertising sold, less an estimate for potential claims and allowances, and fees for pre-press publishing services. Effective January 1, 2000, revenue is reported net of estimated claims and allowances. Previously, estimated claims and allowances were recorded as provision for bad debts.

Reported and as adjusted net revenue by segment is as follows:

                                       2000       1999     $ Change     % Change
                                       ----       ----     --------     --------
REPORTED

   DAS                                $141.1     $181.9     $(40.8)      (22.4)%
   GDS                                   0.2         --        0.2         n/m
                                      ------     ------     ------      ------
       Total                          $141.3     $181.9     $(40.6)      (22.3)%
                                      ======     ======     ======      ======

AS ADJUSTED

   DAS  (a)                           $ 77.3     $ 74.9     $  2.4         3.2%
   GDS  (b)                               --         --         --          --
                                      ------     ------     ------      ------
       Total                          $ 77.3     $ 74.9     $  2.4         3.2%
                                      ======     ======     ======      ======

(a) Excludes Bell Atlantic revenue of $42.8 million and one-time revenue benefit of $21.0 million from the CenDon restructuring in 2000 and revenue from Bell Atlantic and Cincinnati of $97.4 million and $9.6 million, respectively, in 1999.

(b)  Excludes revenue for GDS in 2000.

Reported revenue was $141.3 million for 2000 compared to $181.9 million for 1999. As adjusted revenue for 2000 was $77.3 million compared to $74.9 million for 1999. This increase was primarily due to higher commission revenues of $2.3 million from Sprint resulting from the increase in sales. Revenue from our pre-press publishing operations was approximately $0.9 million higher, but was offset by a decrease in revenue from our Yellow Pages Television (YPTV(R)) operation of $0.7 million.

EXPENSES

Reported and as adjusted expenses were as follows:

                                          2000       1999      $ Change    % Change
                                          ----       ----      --------    --------
REPORTED

   Operating expenses                    $ 96.7     $138.4     $(41.7)      (30.1)%
   G&A expenses                            25.2       29.2       (4.0)      (13.7)
   Provision for bad debts                  4.3        5.3       (1.0)      (18.9)
   D&A expense                             15.4       18.3       (2.9)      (15.8)
                                         ------     ------     ------      ------
       Total                             $141.6     $191.2     $(49.6)      (25.9)%
                                         ======     ======     ======      ======

AS ADJUSTED

   Operating expenses  (a)               $ 47.2     $ 53.0     $ (5.8)      (10.9)%
   G&A expenses  (b)                       22.5       22.5         --          --
   Provision for bad debts  (c)             3.1        3.3       (0.2)       (6.1)
   D&A expense  (d)                        12.7       12.8       (0.1)       (0.8)
                                         ------     ------     ------      ------
       Total                             $ 85.5     $ 91.6     $ (6.1)       (6.7)%
                                         ======     ======     ======      ======

(a) As adjusted operating expenses in 2000 exclude expenses for Bell Atlantic of $30.4 million, Cincinnati expenses of $0.7 million, one-time expenses in connection with the CenDon restructuring of $9.4 million and GDS expenses of $9.0 million. As adjusted operating expenses for 1999 exclude Bell Atlantic and Cincinnati expenses of $75.4 million and $10.0 million, respectively.

(b) Excludes general and administrative expenses for Bell Atlantic of $2.4 million and Cincinnati of $0.3 million in 2000 and general and administrative expenses for Bell Atlantic of $4.0 million, Cincinnati of $1.4 million and expenses of $1.3 million related to the start-up of GDS in 1999.

(c) Excludes one-time provision in connection with the CenDon restructuring of $1.2 million in 2000 and provision for Cincinnati of $1.9 million and Bell Atlantic of $0.1 million in 1999.

(d) Excludes depreciation and amortization expense of $2.6 million for Bell Atlantic and $0.1 million for Cincinnati in 2000 and depreciation and amortization expense of $5.3 million for Bell Atlantic and $0.2 million for Cincinnati in 1999.

Reported operating expenses were $96.7 million for 2000 compared to $138.4 million for 1999. As adjusted operating expenses for 2000 were $47.2 million compared to $53.0 million for 1999. The decrease is primarily due to reduced costs in our pre-press publishing operations and information technology function due to improvements in operational efficiency and lower salaries and benefit costs as a result of headcount reductions.

Reported general and administrative expenses were $25.2 million for 2000 compared to $29.2 million for 1999. As adjusted general and administrative expenses for 2000 and 1999 were $22.5 million. As a result of cost cutting actions and the strategic initiatives taken in 2000, we obtained savings in our corporate planning and development functions. These savings were offset by costs, such as investment banking and legal fees, incurred in connection with the previously announced process to explore the possible sale of the Company.

Reported provision for bad debts was $4.3 million in 2000 compared to $5.3 million in 1999. As adjusted provision for bad debts in 2000 declined slightly to $3.1 million from $3.3 million in 1999. As a percentage of net revenue, as adjusted provision for bad debts of 4.0% in 2000 compared favorably to 4.4% in 1999.

Reported depreciation and amortization expense was $15.4 million in 2000 compared to $18.3 million in 1999. As adjusted depreciation and amortization expense of $12.7 million in 2000 was comparable to $12.8 million in 1999.

INCOME FROM PARTNERSHIPS AND RELATED FEES

Income from partnerships and related fees ("partnership income") includes our share of the results from DonTech (including revenue participation), CenDon (including the priority distribution) and ChinaBig (through June 15, 2000).

Reported and as adjusted partnership income by relationship was as follows:

                                       2000        1999      $ Change    % Change
                                       ----        ----      --------    --------
REPORTED

   DonTech                            $124.0      $123.5      $  0.5        0.4%
   CenDon                               24.8        16.9         7.9       46.7
   ChinaBig                             (1.1)       (1.2)        0.1        8.3
                                      ------      ------      ------     ------
       Total                          $147.7      $139.2      $  8.5        6.1%
                                      ======      ======      ======     ======

AS ADJUSTED

   DonTech                            $124.0      $123.5      $  0.5        0.4%
   CenDon (a)                           19.4        16.9         2.5       14.8
   ChinaBig                             (1.1)       (1.2)        0.1        8.3
                                      ------      ------      ------     ------
       Total                          $142.3      $139.2      $  3.1        2.2%
                                      ======      ======      ======     ======

(a) Excludes one-time benefit from the restructuring of the CenDon relationship of $5.4 million in 2000.

Reported partnership income was $147.7 million for 2000 compared to $139.2 million for 1999. As adjusted partnership income was $142.3 million in 2000 compared to $139.2 million for 1999. Partnership income from DonTech was $124.0 million in 2000 compared to $123.5 million in 1999. Growth in DonTech partnership income was held down by the previously mentioned billing and collections issues at Ameritech that adversely impacted sales throughout the year. As adjusted partnership income from CenDon was $19.4 million in 2000 compared to $16.9 million in 1999. The increase in CenDon partnership income was primarily due to the growth in sales in the CenDon markets, especially Las Vegas. As previously mentioned, effective June 15, 2000, we are a passive investor in ChinaBig and no longer recognize our share of its losses.

OPERATING INCOME

Operating income for the reportable segments (except DonTech) includes those costs directly incurred by each business unit plus an allocation of certain shared operating and general and administrative expenses based on estimated business usage. Other operating loss represents corporate and general overhead costs that are not allocated to the business segments.

Reported and as adjusted operating income by segment was as follows:

                                      2000        1999      $ Change     % Change
                                      ----        ----      --------     --------
REPORTED

   DonTech                           $124.0      $123.5      $  0.5         0.4%
   DAS                                 48.1        24.8        23.3        94.0
   GDS                                 (8.9)       (1.3)       (7.6)        n/m
   Other                              (15.8)      (17.1)        1.3         7.6
                                     ------      ------      ------      ------
       Total                         $147.4      $129.9      $ 17.5        13.5%
                                     ======      ======      ======      ======

AS ADJUSTED

   DonTech                           $124.0      $123.5      $  0.5         0.4%
   DAS  (a)                            26.0        16.0        10.0        62.5
   GDS  (b)                              --          --          --          --
   Other                              (15.8)      (17.1)        1.3         7.6
                                     ------      ------      ------      ------
       Total                         $134.2      $122.4      $ 11.8         9.6%
                                     ======      ======      ======      ======

(a) Excludes one-time operating income benefit of $15.8 million from the CenDon restructuring, operating income for Bell Atlantic of $7.3 million and operating loss for Cincinnati of $1.0 million in 2000 and operating income for Bell Atlantic of $12.7 million and operating loss for Cincinnati of $3.9 million in 1999.

(b)  Excludes the operating loss for GDS in 2000 and 1999.

Reported operating income was $147.4 million in 2000 compared to $129.9 million in 1999. As adjusted operating income for 2000 was $134.2 million compared to $122.4 million in 1999. See "-- Income from Partnerships and Related Fees" above for an explanation of the increase in DonTech operating income. As adjusted DAS operating income increased to $26.0 million in 2000 from $16.0 million in 1999 primarily due to strong growth in Sprint and lower costs in our pre-press publishing operations. As adjusted Other operating loss decreased to $15.8 million in 2000 from $17.1 million in 1999 primarily due to lower corporate personnel, depreciation and occupancy costs.

INTEREST AND TAXES

Interest expense for 2000 was $34.8 million compared to $37.2 million for 1999. The decrease was driven by a reduction in our average outstanding debt balance due to the prepayment of $90.0 million of debt in the third quarter. Interest income increased in 2000 to $3.9 million compared to $0.4 million in 1999 due to interest earned on the proceeds from the Bell Atlantic and Cincinnati transactions. The effective tax rate for 2000 decreased to 38.2% compared to 40.8% for 1999. The decrease in the effective rate is due to various actions taken during 2000 and the restructuring of our investment in ChinaBig. Our share of the losses in ChinaBig (which were recognized through June 15, 2000) could not be offset against our domestic source income when recognized, which increased our effective tax rate in 1999.

EXTRAORDINARY LOSS

In connection with the prepayment of debt in 2000, we recognized an extraordinary loss of $0.7 million (after taxes of $0.4 million) from the write-off of related deferred financing costs. The extraordinary loss had the effect of reducing diluted earnings per share by $0.02 in 2000.

NET INCOME AND EARNINGS PER SHARE

Reported net income in 2000 was $124.8 million, or $3.83 per diluted share, compared to $55.2 million, or $1.61 per diluted share in 1999. As previously stated, due to the numerous strategic initiatives undertaken during the year, we do not believe that reported earnings per share in 2000 are indicative of the underlying ongoing operations of the Company. Accordingly, we disclosed diluted earnings per share for 2000 of $1.89, which excludes the one-time operating income benefit from the CenDon restructuring, the gain on the disposition of businesses and the one-time costs associated with the shutdown of GDS, but includes the results of Bell Atlantic, Cincinnati and GDS operations during the relevant portion of 2000.

                              RESULTS OF OPERATIONS
          YEAR ENDED DECEMBER 31, 1999 VS. YEAR ENDED DECEMBER 31, 1998

The historical consolidated financial statements for 1998 include allocations through the date of the Distribution of certain D&B general and administrative expenses related to our business. We believe these allocations were reasonable; however, we believe that these costs were not indicative of the costs that would have been incurred had we performed or provided these functions as a separate entity. Accordingly, we estimate that general and administrative expenses would have been approximately $4.4 million higher than the amounts allocated from D&B during the first six months of 1998. We also estimate that additional interest expense of $18.4 million would have been incurred in 1998 assuming the debt was outstanding as of January 1, 1998.

The information below has not been presented on an as adjusted basis as the years ended December 31, 1999 and 1998 are comparable in that each include a full year of results from the Bell Atlantic and Cincinnati operations.

As previously described, we restructured our reportable operating segments in 2000. All 1999 and 1998 amounts have been restated in accordance with the new reporting structure.

ADVERTISING SALES

Calendar Cycle Basis

Advertising sales were $1,066.7 million for 1999 compared to $991.6 million for 1998. Calendar cycle sales for DonTech and DAS were as follows:

                                  1999            1998        $ Change     % Change
                                  ----            ----        --------     --------
   DonTech                      $  432.3        $  429.2      $    3.1          0.7%
   DAS                             634.4           562.4          72.0         12.8
                                --------        --------      --------     --------
       Total                    $1,066.7        $  991.6      $   75.1          7.6%
                                ========        ========      ========     ========

Calendar sales at DonTech in 1999 were adversely affected by billing and collection problems at Ameritech, whereby the sales force for the Chicago 2000 directory campaign continued to sell to customers which they believed were paying on a timely basis but which were actually past due and ultimately withdrawn from the Chicago directory.

Calendar cycle sales for DAS increased in 1999 compared to 1998 primarily due to an increase of 17.2% in the Bell Atlantic markets and 3.6% in the Sprint markets. Approximately half of the increase in Bell Atlantic sales was due to the addition of Bell Atlantic's Buffalo market and the remaining increase was due to improving performance in some directories and higher sales in other directories as a result of timing. We started selling advertising in the Buffalo market in October 1998; therefore, calendar cycle sales of $6.3 million in 1998 represented only three months of operations. The increase in the Sprint markets in 1999 was primarily due to growth in the Las Vegas, Tallahassee and Central Florida directories. Calendar sales for the Cincinnati directory decreased $0.6 million in 1999 compared to 1998.

Publication Cycle Basis

Publication cycle sales in 1998 have been adjusted from the amounts originally reported to reduce DAS by $0.5 million and increase DonTech by $5.8 million to conform to the 1999 publication dates. In 1999, Sprint assumed responsibility for national advertising sales for Central Florida in consideration for an annual fee payable to us. Consequently, there were no national advertising sales in 1999 and accordingly, to conform to the 1999 presentation, national sales of $6.1 million have been excluded from 1998 DAS publication cycle sales.

Publication cycle sales were $1,045.1 million for 1999 compared to $989.3 million for 1998. Publication cycle sales for DonTech and DAS were as follows:

                                  1999         1998       $ Change     % Change
                                  ----         ----       --------     --------
   DonTech                      $  427.6     $  408.9     $   18.7          4.6%
   DAS                             617.5        580.4         37.1          6.4
                                --------     --------     --------     --------
       Total                    $1,045.1     $  989.3     $   55.8          5.6%
                                ========     ========     ========     ========

Sales at DonTech increased due to overall growth in the DonTech markets. The increase in DAS publication cycle sales in 1999 compared to 1998 was primarily due to sales in the Buffalo market.

NET REVENUE

As a result of the restructuring of our reportable operating segments, all revenue for 1999 and 1998 was earned in our DAS segment. Net revenue for 1999 increased $15.7 million, or 9.4% to $181.9 million compared to $166.2 million in 1998. The increase was primarily due to higher revenue from Bell Atlantic ($14.8 million) as a result of higher sales, approximately half of which came from the addition of the Buffalo markets, and higher fees earned from the sale of our YPTV product ($2.2 million) due to an increase in volume. These increases were partially offset by a decrease in revenue from the Cincinnati directory ($0.6 million) and slightly lower revenue in our pre-press publishing operations ($0.5 million).

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

General and administrative expenses in 1999 of $29.2 million were $0.8 million, or 2.8% higher than general and administrative expenses of $28.4 million in 1998. During 1999, we incurred additional finance, human resources and other costs of approximately $2.5 million as a result of being a stand-alone entity for the entire year and $1.3 million of start-up expenses relating to our Internet marketing and e-commerce initiative. These increases were partially offset by a reduction in employee benefits costs of $2.5 million.

Provision for bad debts for 1999 of $5.3 million was comparable to the provision for bad debts of $5.4 million in 1998. As a percentage of net revenue, the 1999 provision for bad debts decreased to 2.9% compared to 3.3% in 1998. This decrease was primarily due to relatively higher revenue in 1999 related to YPTV operations, which generally have lower bad debt losses.

INCOME FROM PARTNERSHIPS AND RELATED FEES

Partnership income in 1999 was $139.2 million, a $3.3 million, or 2.4% increase over $135.9 million in 1998. Income from DonTech increased $3.4 million and income from CenDon increased $1.2 million, in each case due to growth in advertising sales.

During 1999, ChinaBig received the necessary regulatory approvals and commenced directory operations. Our share of the losses from the start-up of the venture's directory operations totaled $0.6 million in 1999. In addition, we recorded $0.7 million of amortization expense to amortize the difference between the book value of our investment and our share of the net assets of ChinaBig. This difference of approximately $13.2 million is being amortized over 10 years.

OPERATING INCOME

Operating income for 1999 of $129.9 million was $4.7 million, or 3.8% higher than operating income of $125.2 million in 1998. Operating income by segment was as follows:

                               1999            1998           $ Change      % Change
                               ----            ----           --------      --------
   DonTech                    $123.5          $120.1          $  3.4           2.8%
   DAS                          24.8            23.4             1.4           6.0
   GDS                          (1.3)             --            (1.3)           --
   Other                       (17.1)          (18.3)            1.2           6.6
                              ------          ------          ------        ------
       Total                  $129.9          $125.2          $  4.7           3.8%
                              ======          ======          ======        ======

See "-- Income from Partnerships and Related Fees" above for an explanation of the increase in DonTech operating income. The increase in DAS operating income in 1999 of $1.4 million was driven by increases in Bell Atlantic and Sprint (including CenDon) due to increases in advertising sales and revenue that exceeded corresponding increases in costs. Also contributing to the increase was a slightly lower operating loss at Cincinnati and slightly higher operating profit from our YPTV operations. These increases were partially offset by higher operating loss in our pre-press publishing operation due to higher software maintenance costs and our share of losses of ChinaBig and the related amortization expense. GDS operating loss represents start-up expenses relating to our Internet marketing and e-commerce initiative. Other operating loss increased as higher costs of being a stand-alone entity were partially offset by lower employee benefits costs.

INTEREST AND TAXES

Interest expense for 1999 of $37.2 million increased $13.8 million compared to $23.4 million in 1998. This increase was due to a full year's interest being incurred in 1999 whereas the 1998 amount included interest expense only from the issuance of debt in June 1998. The increase was partially offset by a reduction in the average outstanding debt balance, due to lower borrowings under the Revolver (as defined in "Liquidity and Capital Resources" below) as a result of strong cash flows and scheduled principal repayments. Interest income increased slightly to $0.4 million in 1999 compared to $0.3 million in 1998. The effective tax rate for 1999 was 40.8% compared to 40.0% in 1998. The increase in the effective tax rate was primarily due to non-deductible losses relating to ChinaBig.

NET INCOME

Net income in 1999 was $55.2 million, or $1.61 per diluted share, compared to $61.3 million, or $1.77 per diluted share, in 1998. However, as previously stated, the historical results for 1998 do not include additional general and administrative expenses of $4.4 million and interest expense of $18.4 million that we estimate would have been incurred had we been a stand-alone entity for the entire year. Adjusting the 1998 reported results for the above amounts, net income would have been $47.6 million, or $1.38 per diluted share.

                         LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2000, we had outstanding debt of $351.8 million. The debt consisted of $150 million of outstanding Senior Subordinated Notes (the "Notes") and $201.8 million outstanding under our Senior Secured Term Facilities ("Term Facilities"). We also have additional borrowing capacity of $100 million available under our $100 million Senior Revolving Credit Facility (the "Revolver," and together with the Term Facilities, the "Credit Agreement"). The Notes pay interest semi-annually at an annual rate of 9.125%, and are due in June 2008. The Credit Agreement provides for a floating interest rate based on a spread over London interbank offered rate (LIBOR) or the greater of either the Prime rate or the Fed Funds rate plus 50 basis points, at the election of the Company. The Term Facilities mature between June 2004 and December 2006 and require quarterly principal repayments through 2006. Our obligations under the Credit Agreement are secured by security interests granted to the lenders in substantially all of our assets, including capital stock in our existing and newly formed subsidiaries. The Credit Agreement and the Indenture governing the Notes each contain various financial and other restrictive covenants, including restrictions on asset dispositions and similar transactions, indebtedness, capital expenditures, dividends and commitments.

Cash flows from operations in 2000 increased $20.2 million, or 32.3% to $82.8 million from the prior year amount of $62.6 million. The increase was driven by higher net income (excluding the after-tax net gain from disposition of businesses) and collections of accounts receivable, mainly due to the buyout of the Agency Agreements and collection of all outstanding Bell Atlantic receivables. Partially offsetting this increase was higher payments of accrued liabilities, mainly due to severance and taxes related to the Bell Atlantic and Cincinnati transactions. We believe that cash flows from operations and available borrowing capacity under the Revolver will be sufficient to fund our operations and meet our anticipated investment, capital expenditure and debt service requirements for the foreseeable future.

Cash flows from operations in 1999 of $62.6 million decreased $36.3 million, or 36.7% compared to 1998 cash flow from operations of $98.9 million. In 1999, we made interest payments and estimated quarterly income tax payments for the full year whereas in 1998 we made payments only for the periods subsequent to the Distribution. These additional payments negatively affected cash flows in 1999 by approximately $34.3 million. Higher accounts receivable at December 31, 1999 as a result of higher sales also adversely affected cash flows by $4.5 million compared to 1998. The timing of cash distributions from our partnerships during 1999 had a positive effect on cash flows of approximately $2.5 million.

Cash flows from investing activities in 2000 were $109.4 million and consisted primarily of the net proceeds received from the buyout of the Bell Atlantic Agency Agreements and sale of our Cincinnati operations. These proceeds were partially offset by capital spending of $7.7 million and investments in ChinaBig of $4.9 million. We will make our final required investment in ChinaBig of $1.6 million by June 2001. Cash used in investing activities totaled $15.4 million in 1999 and $14.0 million in 1998 and consisted of capital expenditures and contributions to ChinaBig. We anticipate that capital expenditures in 2001 for equipment and software will be approximately $8 million to $10 million. Other than the contribution to ChinaBig, we have no material commitments for investment spending.

Cash used in financing activities for 2000 was $139.1 million compared to $47.1 million in 1999. The significant increase is due to the use of the proceeds from the Bell Atlantic and Cincinnati transactions, as well as cash flow from operations, to repay $93.0 million of debt and repurchase $53.6 million of our common stock under both our systematic share repurchase plan and our open market share repurchase plan (collectively, "Share Repurchase Plans"). These amounts were partially offset by $7.6 million of proceeds from employee stock option exercises. In 2001, scheduled principal repayments under the Term Facilities are $4.2 million.

Cash used in financing activities in 1999 was $47.1 million and consisted principally of the repurchase of common stock under our Share Repurchase Plans and the scheduled repayment of debt. Cash used in financing activities in 1998 totaled $82.7 million and included net proceeds of $490.4 million from the issuance of debt, which was distributed to D&B in connection with the Distribution. Also, prior to the Distribution, all cash deposits were transferred to D&B on a daily basis and D&B funded our disbursement bank accounts as required. The net amount transferred was approximately $38.9 million and is included in the net distributions to D&B amount of $529.3 million. During 1998, we repaid $31.4 million of debt and paid $12.0 million in dividends. We ceased paying dividends after the payment of the fourth quarter 1998 cash dividend.

The repurchase of shares of our common stock under the Share Repurchase Plans in 2001 will be funded from cash on hand at December 31, 2000 and 2001 operating cash flows. At the end of 2000, we had available authorization to repurchase up to $75.7 million of stock under our $100 million open market share repurchase plan through April 2002, and to repurchase up to 2.3 million shares under the systematic share repurchase plan to offset the dilutive impact on earnings of the exercise of employee stock options.

RISK MANAGEMENT

We are exposed to interest rate risk through our Credit Agreement, under which we borrow at prevailing short-term variable rates. To reduce our exposure to changes in interest rates on our floating rate debt, we entered into interest rate swap agreements having a total notional principal amount of $175 million, which expire between June 2001 and June 2003. These agreements effectively change the interest rate on $175 million of floating rate borrowings to fixed rates. The notional amount of the swap agreements is used to measure interest to be paid or received and does not represent the amount of exposure to credit loss. We are exposed to credit risk in the event of nonperformance by the counterparty to the interest rate swap agreements. However, we do not currently anticipate the nonperformance by the counterparty. We view these derivative financial instruments as risk management tools that are entered into for hedging purposes only. We do not use derivative financial instruments for trading or speculative purposes.

In June 2001, an interest rate swap agreement with a notional value of $50 million will expire. Due to the reduced level of indebtedness, at this time, management does not intend to replace the expiring interest rate swap agreement. A discussion of our accounting policies for derivative financial instruments is included in Note 2, and further disclosure relating to these financial instruments is included in Note 10 to the Consolidated Financial Statements in
Item 8.

MARKET RISK SENSITIVE INSTRUMENTS

Interest Rate Risk

The fair value of interest rate risk is an estimate of the termination value of the interest rate swaps based on quoted market interest rates. At December 31, 2000, the unrealized fair value of the interest rate swaps was a loss of $0.1 million. However, assuming an instantaneous parallel upward shift in the yield curve of 10% from the year-end level of 5.9%, the unrealized fair value of the interest rate swaps would equal a gain of $0.4 million. Assuming an instantaneous parallel downward shift in the yield curve of 10% from the December 31, 2000 level, the unrealized fair value of the interest rate swaps would equal a loss of $0.6 million.

Foreign Exchange Risk

We do not have any material foreign exchange risk. We currently have a commitment to contribute an additional $1.6 million to ChinaBig by June 2001, and this amount is subject to adjustment if the exchange rate of the People's Republic of China currency (RMB) on the date of payment is more than 10% higher or lower than the specified exchange rate of RMB8.2778. However, the exchange rate has been relatively stable over the last five years, ranging from RMB8.277 to RMB8.336. Additionally, assuming a 10% appreciation or depreciation of the RMB, the U.S. dollar amount of our contribution would decrease or increase by no more than $0.2 million, respectively.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The requirements of this Item are discussed in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations " - Risk Management" and " - Market Risk Sensitive Instruments."

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          INDEX TO FINANCIAL STATEMENTS

                                                                                                                   Page
                                                                                                                   ----
R.H. DONNELLEY CORPORATION

Report of Independent Accountants.........................................................................          23
Consolidated Statements of Operations for the three years ended December 31, 2000.........................          24
Consolidated Balance Sheets at December 31, 2000 and 1999.................................................          25
Consolidated Statements of Cash Flows for the three years ended December 31, 2000.........................          26
Consolidated Statement of Changes in Shareholders' Equity (Deficit)
    for the three years ended December 31, 2000...........................................................          27
Notes to Consolidated Financial Statements................................................................          28



DONTECH

Report of Independent Accountants.........................................................................          43
Combined Statements of Operations for the three years ended December 31, 2000.............................          44
Combined Balance Sheets at December 31, 2000 and 1999.....................................................          45
Combined Statements of Cash Flows for the three years ended December 31, 2000.............................          46
Combined Statements of Partners' Capital for the three years ended December 31, 2000......................          47
Notes to Combined Financial Statements....................................................................          48

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Shareholders of R.H. Donnelley Corporation:


In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, shareholders' equity (deficit) and cash flows present fairly, in all material respects, the financial position of R.H. Donnelley Corporation (the "Company") and its subsidiaries at December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



/s/ PRICEWATERHOUSECOOPERS LLP


New York, New York
February 16, 2001

                           R.H. DONNELLEY CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                   YEARS ENDED DECEMBER 31,
                                                           ----------------------------------------
                                                              2000           1999           1998
(in thousands, except per share data)
Gross revenue ........................................     $ 148,109      $ 185,154      $ 169,090
Less: sales allowances ...............................        (6,822)        (3,249)        (2,841)
                                                           ---------      ---------      ---------
     Net revenue .....................................       141,287        181,905        166,249

Expenses
   Operating expenses ................................        96,723        138,354        123,420
   General and administrative expenses ...............        25,143         29,185         28,447
   Provision for bad debts ...........................         4,306          5,322          5,423
   Depreciation and amortization .....................        15,433         18,319         19,578
                                                           ---------      ---------      ---------
     Total expenses ..................................       141,605        191,180        176,868

Income from partnerships and related fees ............       147,693        139,181        135,854
                                                           ---------      ---------      ---------

     Operating income ................................       147,375        129,906        125,235

Interest income ......................................         3,912            443            265
Interest expense .....................................       (34,764)       (37,187)       (23,406)
Net gain on disposition of businesses ................        86,495             --             --
                                                           ---------      ---------      ---------

     Income before income taxes and extraordinary loss       203,018         93,162        102,094

Provision for income taxes ...........................        77,556         38,011         40,826
                                                           ---------      ---------      ---------

     Income before extraordinary loss ................       125,462         55,151         61,268

Extraordinary loss (net of taxes of $440) ............           704             --             --
                                                           ---------      ---------      ---------

     Net income ......................................     $ 124,758      $  55,151      $  61,268
                                                           =========      =========      =========

Earnings per share before extraordinary loss
     Basic ...........................................     $    3.93      $    1.64      $    1.79
     Diluted .........................................     $    3.85      $    1.61      $    1.77

Earnings per share after extraordinary loss
     Basic ...........................................     $    3.91      $    1.64      $    1.79
     Diluted .........................................     $    3.83      $    1.61      $    1.77

Shares used in computing earnings per share
     Basic ...........................................        31,947         33,676         34,237
     Diluted .........................................        32,594         34,159         34,522




   The accompanying notes are an integral part of the consolidated financial statements.

                           R.H. DONNELLEY CORPORATION

                           CONSOLIDATED BALANCE SHEETS

                                                                                                 DECEMBER 31,
                                                                                                 ------------
                                                                                             2000           1999
                                                                                             ----           ----
(in thousands, except share and per share data)
                                           ASSETS

CURRENT ASSETS
  Cash and cash equivalents ..........................................................     $  55,437      $   2,390
  Accounts receivable:
    Billed ...........................................................................         2,322          8,478
    Unbilled .........................................................................        29,461         68,213
    Other ............................................................................         5,863         10,011
    Allowance for doubtful accounts ..................................................        (7,355)        (7,992)
                                                                                           ---------      ---------
       Total accounts receivable - net ...............................................        30,291         78,710
  Deferred contract costs ............................................................            --          9,728
  Income tax refund ..................................................................            --          6,000
  Other current assets ...............................................................         4,821          5,448
                                                                                           ---------      ---------
       Total current assets ..........................................................        90,549        102,276

  Property and equipment - net .......................................................        10,647         17,626
  Computer software - net ............................................................        10,986         24,225
  Partnership investments and related receivables ....................................       213,834        215,655
  Investment in ChinaBig.com Limited .................................................        13,432         14,550
  Prepaid pension ....................................................................        19,457         13,358
  Other non-current assets ...........................................................         6,379          7,716
                                                                                           ---------      ---------

       Total Assets ..................................................................     $ 365,284      $ 395,406
                                                                                           =========      =========


                           LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES
  Accounts payable and accrued liabilities ...........................................     $  34,598      $  45,582
  Accrued interest payable ...........................................................         6,490          9,253
  Investment obligation to ChinaBig.com Limited ......................................         1,550          3,978
  Current portion of long-term debt ..................................................         4,224          9,750
                                                                                           ---------      ---------
       Total current liabilities .....................................................        46,862         68,563

  Long-term debt .....................................................................       347,526        435,000
  Deferred income taxes ..............................................................        60,913         63,024
  Postretirement and postemployment benefits .........................................         8,598          9,380
  Other liabilities ..................................................................         9,895         12,250

Commitments and contingencies

SHAREHOLDERS' DEFICIT
  Preferred stock, par value $1 per share, authorized --
    10,000,000 shares; outstanding - none ............................................            --             --
  Common stock, par value $1 per share, authorized --
    400,000,000 shares; issued - 51,621,894 shares for 2000 and 1999, respectively ...        51,622         51,622
  Additional paid-in capital .........................................................        18,373          5,172
  Unamortized restricted stock .......................................................          (232)          (152)
  Equity options outstanding .........................................................           242             66
  Retained deficit ...................................................................       (78,685)      (203,443)
  Treasury stock, at cost, 20,682,293 shares for 2000 and 18,578,996 shares for 1999 .       (99,830)       (46,076)
                                                                                           ---------      ---------
       Total shareholders' deficit ...................................................      (108,510)      (192,811)
                                                                                           ---------      ---------

       Total Liabilities and Shareholders' Deficit ...................................     $ 365,284      $ 395,406
                                                                                           =========      =========


   The accompanying notes are an integral part of the consolidated financial statements.

                           R.H. DONNELLEY CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                       YEARS ENDED DECEMBER 31,
                                                                               ---------------------------------------
                                                                                  2000           1999           1998
                                                                                  ----           ----           ----
(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES

Net income ...............................................................     $ 124,758      $  55,151      $  61,268
Reconciliation of net income to net cash provided by operating activities:
    Net gain on disposition of businesses (net of taxes of $33,041) ......       (53,454)            --             --
    Extraordinary loss (net of taxes of $440) ............................           704             --             --
    Depreciation and amortization ........................................        15,433         18,319         19,578
    Deferred income tax ..................................................        (2,111)        12,115          2,800
    Provision for bad debts ..............................................         4,306          5,321          5,423
    Other noncash charges ................................................         2,158          1,961            793

    Cash received in excess of (less than) income from
       partnerships and related receivables ..............................         2,252          1,402         (1,061)
    Decrease (increase) in accounts receivable ...........................        41,304         (9,490)        (5,007)
    Decrease in deferred contract costs ..................................         1,552          1,018            227
    Decrease (increase) in income tax refund receivable ..................         6,000         (6,000)            --
    Increase in other assets .............................................        (1,326)        (1,524)        (4,067)
    (Decrease) increase in accounts payable, accrued
       and other current liabilities .....................................       (60,657)       (15,406)        12,908
    Increase (decrease) in other liabilities .............................         1,847           (268)         6,026
                                                                               ---------      ---------      ---------
       Net cash provided by operating activities .........................        82,766         62,599         98,888

CASH FLOWS FROM INVESTING ACTIVITIES

Proceeds from disposition of businesses ..................................       122,009             --             --
Additions to property and equipment ......................................        (4,230)        (4,030)        (5,207)
Additions to computer software ...........................................        (3,487)        (3,405)        (7,443)
Investment in ChinaBig.com Limited .......................................        (4,938)        (8,000)        (1,300)
                                                                               ---------      ---------      ---------
       Net cash provided by (used in) investing activities ...............       109,354        (15,435)       (13,950)

CASH FLOWS FROM FINANCING ACTIVITIES

Repayment of debt ........................................................       (93,000)       (23,875)       (31,375)
Purchase of treasury stock ...............................................       (53,627)       (27,957)        (1,017)
Proceeds from employee stock option exercises ............................         7,554          4,756            144
Net proceeds from long-term borrowings ...................................            --             --        490,408
Net distribution to D&B ..................................................            --             --       (529,306)
Payment of dividend ......................................................            --             --        (12,016)
Other, net ...............................................................            --             --            494
                                                                               ---------      ---------      ---------
       Net cash used in financing activities .............................      (139,073)       (47,076)       (82,668)
                                                                               ---------      ---------      ---------

Increase in cash and cash equivalents ....................................        53,047             88          2,270

Cash and cash equivalents, beginning of year .............................         2,390          2,302             32
                                                                               ---------      ---------      ---------

Cash and cash equivalents, end of year ...................................     $  55,437      $   2,390      $   2,302
                                                                               =========      =========      =========

SUPPLEMENTAL INFORMATION

Cash interest paid .......................................................     $  36,750      $  38,218      $  15,866
Income taxes paid ........................................................     $  82,698      $  37,450      $  16,362




   The accompanying notes are an integral part of the consolidated financial statements.

                           R.H. DONNELLEY CORPORATION

      CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)



                                                   Additional  Unamortized    Equity       Retained                      Total
                                        Common      Paid-in     Restricted    Options      Earnings     Treasury     Shareholders'
                                         Stock      Capital       Stock     Outstanding   (Deficit)      Stock     Equity (Deficit)
                                        --------   ----------  -----------  -----------   ----------   ---------   ----------------
(in thousands, except per share data)

Balance, December 31, 1997 ..........   $51,967                                           $ 221,694    $(17,854)      $ 255,807

Net income ..........................                                                        61,268                      61,268
Dividends paid ($0.35 per share) ....                                                       (12,016)                    (12,016)
Net distribution to D&B .............                                                      (529,306)                   (529,306)
Net change due to treasury stock
   activity prior to the Distribution      (345)   $     274                                   (234)        799             494
Stock acquired for treasury .........                                                                    (1,017)         (1,017)
                                        -------    ---------                              ---------    --------       ---------
Balance, December 31, 1998 ..........    51,622          274                               (258,594)    (18,072)       (224,770)

Net income ..........................                                                        55,151                      55,151
Treasury stock issued for stock
   option exercises .................                  4,662                                                471           5,133
Issuance of restricted stock ........                    236    $    (236)                                                   --
Restricted stock amortization .......                                  84                                                    84
Compensatory stock options issued ...                                        $      66                                       66
Stock acquired for treasury .........                                                                   (28,475)        (28,475)
                                        -------    ---------    ---------    ---------    ---------    --------       ---------
Balance, December 31, 1999 ..........    51,622        5,172         (152)          66     (203,443)    (46,076)       (192,811)

Net income ..........................                                                       124,758                     124,758
Treasury stock issued for stock
   option exercises and employee
   bonus plans ......................                  9,210                                                756           9,966
Issuance of restricted stock ........                    204         (204)                                                   --
Restricted stock amortization .......                                 124                                                   124
Compensatory stock options issued ...                                              176                                      176
Stock acquired for treasury .........                                                                   (54,510)        (54,510)
Tax benefit of stock option exercises                  3,787                                                              3,787
                                        -------    ---------    ---------    ---------    ---------    --------       ---------
Balance, December 31, 2000 ..........   $51,622    $  18,373    $    (232)   $     242    $ (78,685)   $(99,830)      $(108,510)
                                        =======    =========    =========    =========    =========    ========       =========




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

The consolidated financial statements reflect the results of operations and cash flows of the Company as if it were a separate entity for all periods presented. Prior to the Distribution, D&B provided certain centralized services to the Company, the cost of which was allocated to the Company. The allocations totaled $11,570 for the six months ended June 30, 1998 and are included in operating expenses and general and administrative expenses in the Consolidated Statements of Operations. Management believes these allocations were reasonable; however, it believes that the costs of these services are not indicative of the costs that would have been incurred had the Company performed or provided these services as a separate entity.

In connection with the Distribution, R.H. Donnelley Inc., the Company's only direct subsidiary ("Donnelley"), obtained a Senior Revolving Credit Facility of $100,000 and Senior Secured Term Facilities in the aggregate amount of $300,000, of which Donnelley initially borrowed $350,000 from the combined facilities. In addition, Donnelley issued $150,000 of Senior Subordinated Notes. The net proceeds were distributed to D&B in connection with the Distribution, but repayment of such indebtedness remains an obligation of Donnelley, as guaranteed by the Company. Net distributions to D&B include net cash transfers, third-party liabilities paid on behalf of the Company by D&B and amounts due to/from D&B for services and other charges. No interest was charged on these intercompany transactions.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation. The consolidated financial statements include the accounts of the Company and its direct and indirect wholly owned subsidiaries. All intercompany transactions and balances have been eliminated. See Note 4 - Partnership and Joint Venture Investments for the consolidation policy for each of the Company's partnership and joint venture investments.

Revenue Recognition. Where the Company serves as a sales agent, sales commission revenue is recognized at the time an advertising contract is executed with a customer. This includes sales commission revenue realized from Sprint, including CenDon (for directories that published after June 30, 2000), and Bell Atlantic (through June 30, 2000). Where the Company was the publisher, revenue was recognized when a directory was published. This included revenue realized from publication of directories by CenDon before June 30, 2000 and from the publication of the Company's Cincinnati proprietary directory in 1999. There was no revenue recognized in 2000 from the Cincinnati proprietary operation as the business was sold prior to the scheduled directory publication date. Revenue from the Company's pre-press publishing operations is recognized on a straight-line basis throughout the year as the services are performed.

Cash and Cash Equivalents. Cash equivalents include highly liquid investments with a maturity of less than three months at the time of acquisition.

Unbilled Receivables. Unbilled receivables represent commission revenue earned from the sale of advertising in directories that are scheduled to be published by the publisher. These receivables will be billed to the publisher upon directory publication in accordance with contractual provisions. At December 31, 1999, unbilled receivables also included revenue earned from the publication of the Cincinnati directory that had not yet been billed to advertisers. Advertisers were billed ratably over the 12-month life of the directory.

Deferred Contract Costs. Where the Company was a publisher, direct costs incurred were deferred until the related directory was published. Direct costs incurred where the Company is a sales agent are expensed in the period incurred.

Property and Equipment. Property and equipment are recorded at cost. Depreciation is provided over the estimated useful lives of depreciable assets using the straight-line method. Estimated useful lives are five years for machinery and equipment, ten years for furniture and fixtures and three to five years for computer equipment. Leasehold improvements are amortized on a straight-line basis over the shorter of the term of the lease or the estimated useful life of the improvement. Depreciation expense was $5,532, $7,104, and $9,561 for the year ended December 31, 2000, 1999 and 1998, respectively. Property and equipment at December 31, 2000 and 1999, consisted of the following:

                                                                                     2000             1999
                                                                                     ----             ----
Computer equipment.....................................................            $41,442          $43,218
Machinery and equipment................................................              3,879            5,492
Furniture and fixtures.................................................              4,945            8,233
Leasehold improvements.................................................              3,746            7,210
                                                                                     -----            -----
      Total cost.......................................................             54,012           64,153
Less accumulated depreciation..........................................            (43,365)         (46,527)
                                                                                   -------          -------
      Net property and equipment.......................................            $10,647          $17,626
                                                                                    ======           ======

Capitalized Software Costs. Certain direct costs incurred for computer software to meet the needs of the Company and its customers are capitalized. These costs are amortized on a straight-line basis over five years. Effective January 1, 1999, the Company adopted Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," which requires that certain costs incurred in connection with developing or obtaining software for internal use be capitalized. Amortization expense was $9,901, $11,215 and $10,017 for the year ended December 31, 2000, 1999 and 1998, respectively. Computer software costs capitalized at December 31, 2000 and 1999, consisted of the following:

                                                                                    2000              1999
                                                                                    ----              ----
Computer software, at cost.............................................            $59,478          $63,669
Less accumulated amortization..........................................            (48,492)         (39,444)
                                                                                   -------          -------
      Net computer software............................................            $10,986          $24,225
                                                                                   =======          =======

Income Taxes. The Company accounts for income taxes under the liability method in accordance with SFAS 109, "Accounting for Income Taxes." The provision for income taxes for the year ended December 31, 1998 was calculated on a separate-company basis. Prior to the Distribution, the Company was included in the Federal and certain state income tax returns of D&B and the income taxes paid on behalf of the Company through June 30, 1998 by D&B have been included in equity.

Concentration of Credit Risk. The Company maintains significant receivable balances with operating units of SBC Communications Inc. ("SBC"), Sprint Corporation ("Sprint") and Bell Atlantic Corporation (now known as Verizon Communications, "Bell Atlantic"), prior to the early termination of the Agency Agreements (see Note 3 - Disposition of Businesses). The ultimate remittance of these receivables is subject to adjustment, up to specified maximums under contractual provisions, based on collections by these companies from the individual advertisers. The Company does not currently foresee a credit risk associated with these receivables due to the high credit ratings of it counterparties. The Company establishes a sales allowance and an allowance for doubtful accounts based on the expected collectibility of receivables from advertisers principally based upon historical trends.

Derivative Financial Instruments. The Company uses interest rate swap agreements to manage market risk and reduce its exposure to fluctuations in interest rates on its variable rate debt. The Company makes fixed-rate payments and receives variable-rate payments. These periodic payments and receipts are recorded as part of interest expense. The related amount payable to, and receivable from, the counterparty at the end of a period is included in accrued interest payable and other current assets. The fair value of the interest rate swaps is not recognized in the consolidated financial statements as they are accounted for as hedges. If the interest rate swaps cease to qualify as a hedge, any subsequent gains and losses would be recognized in income. The Company is subject to credit risk in the event of nonperformance by the counterparty to the interest rate swap agreements. However, the Company does not anticipate nonperformance by the counterparty. The Company does not use derivative financial instruments for trading or speculative purposes.

In June 1998, the Financial Accounting Standards Board (FASB) issued Statement No. 133 (FAS 133), "Accounting for Derivative Instruments and Hedging Activities" and in September 2000, the FASB issued Statement No. 138 "Accounting for Certain

Derivative Instruments and Hedging Activities - an amendment to FAS 133." FAS 133, as amended, requires companies to recognize all derivative instruments in the balance sheet at fair value regardless of the purpose or intent for holding them. Subsequent changes in the fair value would be recognized either in earnings or shareholders' equity (as a component of comprehensive income), depending on the purpose of the derivative instrument. FAS 133, as amended, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000.

Management has determined that the adoption of FAS 133 will not have a material adverse effect on the Company's earnings or financial position. The interest rate swap instruments have been designated as cash flow hedges and subsequent changes in the fair value of the derivative instruments will be recognized through comprehensive income.

Earnings Per Share. Basic earnings per share is calculated by dividing net income by the weighted average common shares outstanding during the year. Diluted earnings per share is calculated by dividing net income by the weighted average common shares outstanding plus potentially dilutive common shares, primarily stock options, calculated using the treasury stock method. The table below provides a reconciliation of basic weighted average shares outstanding to diluted weighted average shares outstanding.

                                                                           2000            1999            1998
                                                                           ----            ----            ----
(in thousands)
Weighted average shares outstanding - basic....................           31,947          33,676         34,237
Potentially dilutive shares....................................              647             483            285
                                                                          ------          ------         ------
Weighted average shares outstanding - diluted..................           32,594          34,159         34,522
                                                                          ======          ======         ======

At December 31, 2000, 1999 and 1998, options to purchase 12,800, 32,700 and 2,026,740 shares of common stock, respectively, were not included in the computation of diluted weighted average shares outstanding because the effect would have been antidilutive. During 1998, the Company executed a one-for-five split of its outstanding common stock. All share and per share data provided herein have been adjusted to reflect such reverse stock split.

Treasury Stock Activity. The Company has an open market share repurchase plan and a systematic share repurchase plan. The systematic share repurchase plan is intended to offset the dilutive impact on earnings of the exercise of employee stock options. In April 2000, the Board of Directors authorized the Company to acquire up to $100,000 of common stock under the open market share repurchase plan over the following 18 - 24 months. Purchases of common stock are accounted for using the cost method whereby the total cost of the shares reacquired is charged to treasury stock, a contra equity account. When treasury stock is reissued, the cost of the shares reissued (determined based on the first-in, first-out cost flow assumption) is charged against treasury stock and the excess of the reissuance price over cost is credited to additional paid-in capital. At December 31, 2000, the Company has the authority to repurchase up to $75,724 of its common stock under the $100,000 open market share repurchase plan and to repurchase up to 2,281,300 shares under the systematic share repurchase plan.

Estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses and the disclosure of contingent assets and liabilities. Actual results could differ materially from those estimates and assumptions. Estimates and assumptions are used in the determination of sales allowances, allowances for bad debts, depreciation and amortization and employee benefit plans, among others.

Reclassifications. Certain prior year amounts have been reclassified to conform to the current year's presentation. These reclassifications had no impact on previously reported results of operations or shareholders' deficit.

3.  DISPOSITION OF BUSINESSES

On April 27, 2000, the Company sold its Cincinnati proprietary directory business to Yellow Book USA, Inc. for $8,000.

On June 30, 2000, the Company entered into an agreement ("Agreement") with an affiliate of Bell Atlantic for the early termination of the directory services agreements between the Company and Bell Atlantic dated September 5, 1985 and May 5, 1998, as amended (the "Agency Agreements"). Pursuant to the Agency Agreements, the Company had served as exclusive sales agent for Bell Atlantic directories covering substantially all of New York State. The Agency Agreements had been scheduled to expire in 2005 and 2003, respectively. Under the terms of the Agreement, the Company received cash proceeds of $114,000, which were reduced by approximately $3,000 for liabilities assumed by Bell Atlantic related to the pre-closing period. The Company also received commissions of approximately $42,000 for sales which occurred prior to the closing, but which were not yet payable under the terms of the Agency Agreements. In addition, commissions of approximately $15,000 were received for sales of certain directories that published during the pre-closing period. The Agency Agreements accounted for approximately 10% and 8% of consolidated operating income for 1999 and 1998, respectively.

In December 2000, the Company ceased operations of its Get Digital Smart ("GDS") business. GDS was launched in February 2000 in the Miami/Ft. Lauderdale market to test the economic viability of providing a variety of products and services designed to deliver a comprehensive package of Internet marketing and e-commerce capabilities to small and medium-sized local businesses. In December 2000, the Company entered into an agreement pursuant to which Innuity Inc., a provider of e-commerce services to small and medium-sized businesses, assumed all of the rights and obligations under the GDS customer contracts. The Company recognized one-time costs of $2,940 for severance and other related costs.

The Company also implemented cost-cutting measures in 2000, including headcount reductions, at its Raleigh, N.C. facility and corporate headquarters consistent with the current operating structure.

A pretax gain from the above transactions of $86,495 ($53,454 after taxes) was recognized.

4.  PARTNERSHIP AND JOINT VENTURE INVESTMENTS

DonTech. In 1991, the Company formed a general partnership with an operating unit of Ameritech Corporation ("Ameritech"), the DonTech Partnership ("DonTech I"). Prior to August 1997, DonTech I published various directories in Illinois and northwest Indiana. In August 1997, the Company signed a series of agreements with Ameritech changing the structure of the existing partnership. A new partnership was formed ("DonTech") and DonTech was appointed the exclusive sales agent in perpetuity for Ameritech's Illinois and northwest Indiana yellow pages directories and Ameritech became the publisher. Under the new sales agency arrangement, DonTech performs the advertising sales function for the directories and earns a commission. The Company has a 50% interest in the profits of DonTech. The Company also receives direct fees ("revenue participation"), which are tied to advertising sales, from SBC (now parent company of Ameritech).

The Company accounts for its investment in DonTech under the equity method of accounting. The Company's share of partnership results and the revenue participation fees from SBC are reflected in income from partnerships and related fees. Income and related fees from DonTech totaled $124,025, $123,524 and $120,087 for 2000, 1999 and 1998, respectively. These amounts included revenue participation income of $103,354, $103,755 and $99,727 for 2000, 1999 and 1998, respectively. The Company's investment in DonTech, including the revenue participation receivable from SBC, was $197,822 and $197,307 at December 31, 2000 and 1999, respectively.

CenDon. The Company received commissions from, and served as the exclusive sales agent for, the CenDon Partnership ("CenDon"), a 50/50 partnership between the Company and Centel Directory Company ("Centel"), a subsidiary of Sprint that was formed to publish directories in Florida, Nevada, Virginia and North Carolina. Effective for directories that published after June 30, 2000, the Company and Centel entered into a series of agreements that effectively restructured the existing CenDon partnership as a limited liability company ("CenDon LLC" and together with CenDon, the "CenDon Relationship"). Prior to the restructuring, the Company accounted for its investment in CenDon under the equity method of accounting and recognized its share of the profits as income from partnerships and related fees. Under the CenDon LLC agreement, the Company continues to receive commissions and also receives a priority distribution on its membership interest in CenDon LLC, which is tied to advertising sales. Commissions are recorded as revenue and the priority distribution is recorded as income from partnerships and related fees. The CenDon agency relationship extends through December 2010.

Under the CenDon LLC agreement, revenue and related costs are recognized at the time of sale, rather than at the time of directory publication as had historically been the case for CenDon. Accordingly, 2000 results include a one-time operating income benefit of $15,771 relating to advertising sales made and related costs incurred prior to the effective date of the agreement for directories that published subsequent to the effective date of the agreement.

The Company recognized income and related fees from the CenDon Relationship of $24,747, $16,935 and $15,767 during 2000, 1999 and 1998, respectively. The income and related fees amount for 2000 includes a one-time benefit of $5,422 from the restructuring of the partnership agreement. The Company's investment in CenDon, or CenDon LLC, as the case may be, including the priority distribution receivable, was $16,012 and $18,348 at December 31, 2000 and 1999, respectively.

The Company provided sales and pre-press publishing services to CenDon and continues to provide similar services to CenDon LLC. Net revenue from the CenDon Relationship was $62,179, $39,240 and $39,068 for 2000, 1999 and 1998,
respectively. The amount for 2000 includes one-time sales commission revenue of $20,956 from the restructuring of the partnership agreement.

ChinaBig.com Limited. The Company has an 18% interest in ChinaBig.com Limited (previously known as Unicom Media Limited, "ChinaBig"), which publishes yellow pages directories and offers Internet directory services in the People's Republic of China. The Company was actively involved in the daily operations of ChinaBig's yellow pages business and due to the Company's ability to influence the daily operations of ChinaBig, accounted for this investment under the equity method. However, during 2000, management of ChinaBig made a decision to focus more of its time and resources on the Internet aspect of its business plan, known as ChinaBiG.com. In connection with an equity investment by an unaffiliated third party and in order to facilitate the raising of additional capital and provide greater flexibility, ChinaBig and each existing investor (including the Company), restructured the existing joint venture agreement of ChinaBig to, among other things, significantly reduce the Company's ability to influence the daily operations of ChinaBig. As a result of the restructured agreement, effective June 15, 2000, the Company became a passive investor and now accounts for this investment under the cost method. Therefore, the Company no longer recognizes its share of the losses of ChinaBig. The Company recognized a loss from ChinaBig of $1,078 in 2000 (through June 15, 2000) and $1,278 in 1999.

5.  LONG-TERM DEBT AND CREDIT FACILITIES

Long-term debt at December 31, 2000 and 1999, consisted of the following:

                                                                                        2000             1999
                                                                                        ----             ----
Senior Subordinated 9.125% Notes.......................................               $150,000         $150,000
Senior Secured Term Facilities.........................................                201,750          294,750
                                                                                      --------         --------
      Total............................................................                351,750          444,750
Less current portion...................................................                  4,224            9,750
                                                                                      --------         --------
      Net long-term debt...............................................               $347,526         $435,000
                                                                                      ========         ========

The Senior Subordinated Notes (the "Notes") pay interest semi-annually and mature in June 2008. The indenture governing the Notes contains covenants that, among other things, restrict the ability of the Company and its subsidiaries to incur certain additional debt and liens and engage in mergers, consolidations and asset sales. The Notes are callable at the option of the Company at any time on or after June 1, 2003.

The Company's committed bank facilities consist of an aggregate $300,000 Senior Secured Term Facilities ("Term Facilities") and a $100,000 Senior Revolving Credit Facility (the "Revolver," and together with the Term Facilities, the "Credit Agreement"). The Term Facilities require quarterly principal repayments and mature between June 2004 and December 2006. The Revolver matures in June 2004. These facilities bear interest at a floating rate based on a spread over London interbank offered rate (LIBOR) or the greater of either the Prime rate or the Fed Funds rate plus 50 basis points, at the election of the Company. The Company's obligations under the Credit Agreement are secured by security interests granted to the lenders in substantially all of the Company's assets, including capital stock of its existing and newly formed subsidiaries. The Credit Agreement contains covenants that, among other things, restrict the ability of the Company and its subsidiaries to engage in mergers, consolidations and asset sales, incur additional indebtedness, pay dividends or create liens and require the Company to maintain certain financial ratios. The weighted average annual interest rate for the outstanding debt under the Credit Agreement at December 31, 2000 and 1999 was 7.2% and 7.4%, respectively. At December 31, 2000, the Company had available borrowing capacity of $100,000 under the Revolver.

During 2000, the Company prepaid $90,000 of outstanding Term Facilities. In connection with the prepayment, the Company recognized an extraordinary loss of $704 (net of taxes of $440) from the write-off of related deferred financing costs.

Aggregate maturities of long-term debt at December 31, 2000, were:

         2001...................................................................          $4,224
         2002...................................................................           9,278
         2003...................................................................          11,768
         2004...................................................................          22,087
         2005...................................................................          79,641
         Thereafter.............................................................         224,752
                                                                                         -------
             Total..............................................................        $351,750
                                                                                         =======

6.  COMMITMENTS AND CONTINGENCIES

The Company leases office facilities and computer and other equipment under operating leases with terms expiring at various dates through 2006. Rent expense under real estate operating leases for 2000, 1999 and 1998 was $5,896, $7,543 and $6,948, respectively. Lease expense under computer and other equipment leases was $1,169, $2,298 and $2,032 for 2000, 1999 and 1998, respectively.

The noncancelable minimum rental payments applicable to operating leases at December 31, 2000, were:

         2001...................................................................          $2,735
         2002...................................................................           2,863
         2003...................................................................           2,791
         2004...................................................................           2,772
         2005...................................................................           1,429
         Thereafter.............................................................             657
                                                                                          ------
             Total..............................................................         $13,247
                                                                                          ======

In April 1999, Sandy Goldberg, Dellwood Publishing, Inc. and Rockland Yellow Pages initiated a lawsuit against the Company and Bell Atlantic in the United States District Court of the Southern District of New York. The Rockland Yellow Pages is a proprietary directory that competes against a Bell Atlantic directory in the same region, for which the Company served as Bell Atlantic's sales agent through June 30, 2000. The complaint alleged that the defendants disseminated false information concerning the Rockland Yellow Pages, which has resulted in damages to the Rockland Yellow Pages. The plaintiffs alleged a variety of claims including RICO violations, antitrust violations and Lanham Act violations. They sought damages in excess of $30,000, which amount plaintiffs sought to have trebled under the antitrust laws. In addition, the plaintiffs also sought punitive damages in an unspecified amount. In February 2000, Yellow Book USA, Inc., one of the Company's primary competitors, acquired Dellwood Publishing, Inc., but this matter was not part of the assets acquired by Yellow Book.

In June 1999, the defendants filed a motion to dismiss this complaint. In September 2000, the Court dismissed the complaint in its entirety, but gave plaintiffs 30 days leave to amend the complaint to replead any claims, other than the RICO claims. In October 2000, plaintiffs filed an amended complaint alleging substantially the same facts, claims and damages as set forth in the original complaint, other than the RICO claims. In November 2000, the defendants again filed a motion to dismiss the amended complaint. While at this preliminary stage in the proceedings management is unable to predict the outcome of this matter, it presently believes that the resolution of the action will not have a material adverse effect on the Company's financial position or results of operations.

In July 1996, Information Resources, Inc. ("IRI") filed a complaint in the United States District Court for the Southern District of New York, naming as defendants the Company (as successor of Old D&B), ACNielsen Company and IMS International Inc., each former subsidiaries of D&B ("IRI Action"). The complaint alleges, among other things, various violations of the antitrust laws and seeks damages in excess of $350,000, which IRI is seeking to have trebled under the antitrust laws. IRI also seeks punitive damages of an unspecified amount. Under the definitive agreement entered into in connection with the Distribution (the "Distribution Agreement"), New D&B has assumed the defense and will indemnify the Company against any payments to be made by the Company in respect of the IRI Action, under the Indemnity and Joint Defense Agreement entered into in connection with the Distribution or otherwise, including any ongoing legal fees and expenses related thereto. Management presently believes that New D&B has sufficient financial resources and/or borrowing capacity to satisfy all such liabilities and to reimburse the Company for all costs and expenses incurred. Management does not believe that the recent separation of Moody's from New D&B will have a material adverse impact on these indemnity rights of the Company because, as required by the Distribution Agreement, Moody's has agreed to be jointly and severally liable with New D&B for those indemnity obligations to the Company.

Certain tax planning strategies entered into by Old D&B are currently subject to review by tax authorities. Pursuant to a series of agreements, IMS Health Incorporated ("IMS") and Nielsen Media Research, Inc. ("NMR") (both of which are former subsidiaries of D&B) are each jointly and severally liable to pay 50%, and Old D&B is liable for the remaining 50% of any payments for taxes and accrued interest arising from this matter and certain other potential tax liabilities after Old D&B pays the first $137,000 of tax liability. As explained above, as a result of the form of the Distribution, the Company is the corporate successor of, and the taxpayer referred to herein as, Old D&B. However, pursuant to the terms of the Distribution Agreement and the Tax Allocation Agreement executed in connection with the Distribution, New D&B has assumed the defense and will indemnify the Company against any payments to be made by the Company in respect of any tax liability that may be assessed and any costs and expenses relating thereto, including any ongoing legal fees and expenses related thereto. In May 2000, the Internal Revenue Service (the "IRS") issued a summary report with respect to these tax-planning strategies. In connection with the summary report, New D&B filed an amended tax return for 1989 and 1990, which reflected $561,600 of tax and interest due and paid the IRS approximately $349,300 of this amount and IMS paid approximately $212,300. The Company understands that these payments were funded with short-term borrowings and were paid under dispute in order to stop additional interest from accruing. Management presently believes that New D&B, IMS and NMR have sufficient financial resources and/or borrowing capacity to satisfy all such liabilities and to reimburse the Company for all costs and expenses relating thereto. Management does not believe that the recent separation of Moody's from New D&B will have a material adverse impact on these indemnity rights of the Company because, as required by the Distribution Agreement, Moody's has agreed to be jointly and severally liable with New D&B for those indemnity obligations to the Company.

Other than the matters described above, the Company is involved in legal proceedings, claims and litigation arising in the ordinary conduct of its business. Although there can be no assurances, management presently believes that the outcome of such legal proceedings will not have a material adverse effect on the Company's financial position, results of operations or cash flows.

7.  BENEFIT PLANS

Retirement Plans. Prior to the Distribution, substantially all employees of the Company were eligible to participate in D&B's defined benefit and defined contribution pension plans, which were accounted for as multi-employer plans. Benefits under the defined benefit pension plan were determined based on the participant's average compensation and years of service ("final average pay benefit"). Under the terms of the Distribution Agreement, the Company assumed responsibility for the pension benefits for active employees of the Company with vested benefits under the D&B defined benefit pension plan. The responsibility for retirees and vested terminated employees prior to the Distribution remained with D&B. The Company's financial statements include allocated costs from D&B relating to the defined benefit pension plan of $1,121 for the six months ended June 30, 1998.

Subsequent to the Distribution, the Company established a defined benefit pension plan covering substantially all employees. The benefits to be paid to employees are based on years of service and a percentage of total annual compensation. The percentage of compensation allocated to a retirement account ranges from 3.0% to 12.5% depending on age and years of service ("cash balance benefit"). Benefits to be paid to certain employees who were participants in the prior D&B defined benefit pension plan will equal the greater of the final average pay benefit or the cash balance benefit. Pension costs are determined using the projected unit credit actuarial cost method. The Company's funding policy is to contribute an amount at least equal to the minimum legal funding requirement. No contributions were made to the plan in 2000 or 1999. Due to the overfunded status of the plan, the Company would not be entitled to a current tax deduction for any contributions made and would be required to pay annual excise taxes. The underlying pension plan assets are invested in diversified portfolios consisting primarily of equity and debt securities.

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

The Company also maintains a defined contribution savings plan for substantially all its employees. The Company makes a contribution of 50 cents for each dollar contributed by a participating employee, up to a maximum of 6% of each participating employee's salary. The Company made contributions under this plan of $1,287, $1,662 and $1,626 for the year ended December 31, 2000, 1999 and 1998, respectively.

Other Postretirement Benefits. Prior to the Distribution, D&B provided certain health care and life insurance benefits for retired employees of the Company and accounted for this plan as a multi-employer plan. Under the terms of the Distribution Agreement, the Company assumed responsibility for postretirement benefits for active employees of the Company. The Company's financial statements include allocated costs from D&B relating to postretirement benefits of $893 for the six months ended June 30, 1998.

Subsequent to the Distribution, the Company established an unfunded postretirement benefit plan that provides certain health care and life insurance benefits to those full-time employees who reach retirement age while working for the Company.

As a result of the disposition of businesses during 2000 and the resulting reduction in headcount, the Company recognized a curtailment gain of $4,756 and $2,450 for the retirement plans and postretirement plan, respectively. These amounts were reported as a component of the net gain on disposition of businesses in the consolidated statement of operations.

A summary of the funded status of the benefit plans at December 31, 2000 and 1999, is as follows:

                                                                   Retirement Plans                     Postretirement Plan
                                                                   ----------------                     -------------------
                                                                2000              1999                 2000              1999
                                                                ----              ----                 ----              ----
CHANGE IN BENEFIT OBLIGATION
Benefit obligation, beginning of period..............          $48,029          $45,249               $6,660            $6,760
Service cost.........................................            2,336            2,666                  330               560
Interest cost........................................            3,790            3,096                  430               450
Plan participant contributions.......................               --               --                   40                10
Actuarial loss (gain)................................            2,415           (2,247)                 100            (1,020)
Curtailment gain.....................................           (4,981)              --               (2,450)               --
Benefits paid........................................           (2,921)            (735)                (150)             (100)
                                                                ------           ------                -----             -----

Benefit obligation, end of period....................           48,668           48,029                4,960             6,660
                                                                ------           ------                -----             -----

CHANGE IN PLAN ASSETS
Fair value of plan assets, beginning of period.......           75,015           63,376                   --                --
Return on plan assets................................           (2,325)          12,369                   --                --
Employer contributions...............................              134               --                  110                90
Plan participant contributions.......................               --                5                   40                10
Actuarial gain.......................................           (1,440)              --                   --                --
Benefits paid........................................           (2,921)            (735)                (150)             (100)
                                                                ------           ------                 ----              ----
Fair value of plan assets, end of period.............           68,463           75,015                   --                --
                                                                ------           ------                 ----              ----

Funded status of plans...............................           19,795           26,986               (4,960)           (6,660)
Unrecognized net gain................................           (3,192)         (15,485)                (210)             (310)
Unrecognized prior service costs.....................              235              392                   --                --
Unrecognized transition asset .......................               --             (477)                  --                --
                                                                ------           ------               ------            ------
Prepaid (accrued) benefit cost.......................          $16,838          $11,416              $(5,170)          $(6,970)
                                                                ======           ======               ======            ======

The PBEP and SEBP are unfunded plans. The projected benefit obligation for the PBEP and SEBP was $840 and $3,628 at December 31, 2000 and $782 and $3,072 at December 31, 1999, respectively. The accumulated benefit obligation for the PBEP and SEBP was $391 and $1,359 at December 31, 2000 and $320 and $1,200 at December 31, 1999, respectively.

The net periodic benefit (income) expense of the benefit plans is as follows:

                                                                   Retirement Plans                     Postretirement Plan
                                                                   ----------------                     -------------------
                                                                Year              Year                 Year             Year
                                                                Ended            Ended                Ended             Ended
                                                            Dec. 31, 2000    Dec. 31, 1999        Dec. 31, 2000     Dec. 31, 1999
                                                            -------------    -------------        -------------     -------------
Service cost.........................................           $2,336           $2,666                 $330              $560
Interest cost........................................            3,790            3,096                  430               450
Return on plan assets................................           (6,397)          (5,304)                  --                --
Net amortization and deferral........................             (259)            (185)                  --               (80)
                                                                 -----            -----                  ---               ---
Net periodic benefit (income) expense................           $ (530)          $  273                 $760              $930
                                                                 =====            =====                  ===               ===

The following assumptions were used in determining the benefit obligation and net periodic benefit (income) expense:

                                                                   Retirement Plans                     Postretirement Plan
                                                                   ----------------                     -------------------
                                                                 2000             1999                 2000             1999
                                                                 ----             ----                 ----             ----
Weighted average discount rate.......................            7.50%            7.75%                7.50%             7.75%
Rate of increase in future compensation..............            4.66%            4.91%                 --                --
Expected return on plan assets.......................            9.75%            9.75%                 --                --

For measurement purposes, a 6.5% annual rate of increase in the per capita cost of covered health care benefits was assumed for 2001. The rate was assumed to decrease gradually to 5.0% through 2021 and remain at that level thereafter. Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point increase would increase the accumulated postretirement benefit obligation at December 31, 2000 by $430 and the service and interest cost components of the postretirement benefit expense for the year then ended by $60. A one-percentage-point decrease would decrease the accumulated postretirement benefit obligation at December 31, 2000 by $370 and the service and interest cost components of the postretirement benefit expense for the year then ended by $50.

8.  STOCK OPTION PLANS

Under the Company's 1991 Key Employees' Stock Option Plan, as amended (the "Stock Option Plan"), certain employees are eligible to receive stock options, stock appreciation rights and limited stock appreciation rights in tandem with stock options. Immediately after the Distribution, outstanding stock options under the Stock Option Plan at June 30, 1998 held by Company employees were adjusted to have the same ratio of the exercise price per option to the market value per share, the same aggregate difference between market value and exercise price and the same vesting provisions, option periods and other terms and conditions applicable prior to the Distribution. Options may not be granted at less than fair market value of the Company's common stock at the date of the grant. The vesting period for awards under the Stock Option Plan is determined by the Board at the date of the grant, but typically become exercisable in equal annual installments over four years and expire not more than ten years from the grant date. The Company has never granted stock appreciation rights or limited stock appreciation rights.

Changes in stock options under the Stock Option Plan for the six months ended June 30, 1998 shown in the following table are based on historical D&B prices after giving retroactive effect for the reverse one-for-five stock split in August 1998.

                                                                                            Weighted Average
                                                                                             Exercise Price
                                                                               Shares          Per Share
                                                                               ------          ---------
Options outstanding, December 31, 1997..............................           282,017          $121.15
     Granted........................................................             1,808           159.53
     Exercised......................................................           (16,436)          108.36
     Canceled or expired............................................           (25,992)          126.71
                                                                             ---------          -------
Options outstanding, June 30, 1998..................................           241,397           123.76
                                                                             ---------          -------
Options converted, July 1, 1998.....................................         2,473,354            12.08
     Granted........................................................         2,043,250            15.31
     Exercised......................................................           (12,868)           10.89
     Canceled or expired............................................          (118,743)           12.65
                                                                             ---------          -------
Options outstanding, December 31, 1998..............................         4,384,993            13.55
     Granted (1)....................................................            83,025            16.49
     Exercised......................................................          (456,137)           11.15
     Canceled or expired............................................          (465,904)           14.49
                                                                             ---------          -------
Options outstanding, December 31, 1999..............................         3,545,977            13.80
     Granted (2)....................................................           673,058            16.60
     Exercised......................................................          (631,727)           12.58
     Canceled or expired............................................          (725,975)           15.40
                                                                             ---------          -------
Options outstanding, December 31, 2000..............................         2,861,333           $14.32
                                                                             =========          =======

(1) Includes 12,725 options granted to employees of DonTech. Compensation expense of $66 relating to these options was recognized in 1999.

(2) Includes 16,278 options granted to employees of DonTech. Compensation expense of $176 related to options granted to DonTech employees was recognized in 2000.

The following table summarizes information about stock options outstanding and exercisable under the Stock Option Plan at December 31, 2000:


                                               Stock Options Outstanding                 Stock Options Exercisable
                                               -------------------------                 -------------------------
                                                         Weighted      Weighted                           Weighted
                                                         Average       Average                            Average
                                                        Remaining      Exercise                           Exercise
                                                       Contractual    Price Per                           Price Per
      Range of Exercise Prices            Shares           Life         Share              Shares          Share
      ------------------------            ------           ----         -----              ------          -----
         $  9.36 - $ 14.75              1,103,277       5.3 years       $12.18            1,002,591        $11.94
         $15.22 - $18.66                1,758,056       8.0 years       $15.66              355,012        $15.37
                                        ---------                        -----              -------         -----
                                        2,861,333       6.9 years       $14.32            1,357,603        $12.84
                                        =========                        =====            =========         =====

There were 1,367,777 shares exercisable at December 31, 1999 and 1,456,610 shares exercisable at December 31, 1998. The weighted average fair value of options granted during 2000, 1999 and 1998 was $5.36, $7.06 and $4.91, respectively, based on the Black-Scholes option pricing model under certain assumptions set forth below. At December 31, 2000, 4,572,889 shares were available for future grants under the Stock Option Plan. Under the terms of the plan, no grants are permitted after February 2001.

Under the 1998 Directors' Stock Option Plan (the "Directors' Plan"), the Company grants non-employee directors an annual award of 1,500 deferred shares and an option to purchase 1,500 shares of the Company's common stock. Additionally, non-employee directors receive an option to purchase 1,500 shares upon election to the Board. Non-employee directors may also elect to receive additional options to purchase shares of the Company's common stock in lieu of their annual cash retainer fee. All such option grants and deferred shares vest equally over a three-year period. Stock options and deferred shares granted in 2000, 1999 and 1998 were 23,300 shares, 22,000 shares and 17,677 shares, respectively. At December 31, 2000 and 1999, 16,677 and 7,789 stock options were exercisable. There were no shares exercisable at December 31, 1998. At December 31, 2000, 87,023 shares were available for future grants under the Directors' Plan. The weighted average fair value of options granted during 2000, 1999 and 1998 was $6.13, $4.37 and $3.62, respectively, based on the Black-Scholes option pricing model under certain assumptions set forth below.

The Company follows Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations in accounting for its Stock Option Plan and Directors' Plan, and, accordingly, no compensation expense related to the issuance of stock option grants to employees or non-employee directors has been recognized. The following table reflects the pro forma net income and diluted earnings per share assuming the Company applied the fair value method of SFAS No. 123 "Accounting for Stock-Based Compensation." The pro forma disclosures shown are not representative of the effects on income and diluted earnings per share in future years.

                                                                                 2000              1999              1998
                                                                                 ----              ----              ----
Net income
   As reported.......................................................          $124,758           $55,151          $61,268
   Pro forma.........................................................          $123,045           $53,532          $59,809

Diluted earnings per share
   As reported.......................................................             $3.83             $1.61            $1.77
   Pro forma.........................................................             $3.78             $1.57            $1.73

The fair value of stock options used to compute the pro forma disclosures is estimated using the Black-Scholes option-pricing model with the following weighted average assumptions:

                                                                                  2000             1999              1998
                                                                                  ----             ----              ----
Dividend yield.......................................................              0%               0%                0%
Expected volatility..................................................             35%               35%              35%
Risk-free interest rate..............................................            6.60%             5.45%            5.46%
Expected holding period..............................................          3.9 years         4.8 years        4.7 years

9.  INCOME TAXES

Provision for income taxes consisted of:

                                                                                 2000              1999             1998
                                                                                 ----              ----             ----
Current provision
     U.S. Federal....................................................          $67,475           $20,665          $31,006
     State and local.................................................           11,752             5,231            7,020
                                                                                ------             -----            -----
Total current provision..............................................           79,227            25,896           38,026

Deferred (benefit) provision
     U.S. Federal....................................................           (1,795)           10,298            2,261
     State and local.................................................             (316)            1,817              539
                                                                                ------            ------            -----
Total deferred (benefit) provision...................................           (2,111)           12,115            2,800
                                                                                ------            ------            -----
Provision for income taxes...........................................          $77,116           $38,011          $40,826
                                                                                ======            ======           ======

The following table summarizes the significant differences between the U.S. Federal statutory tax rate and the Company's effective tax rate.

                                                                                  2000              1999             1998
                                                                                  ----              ----             ----
Statutory Federal tax rate...........................................             35.0%             35.0%            35.0%
State and local taxes, net of U.S. Federal tax benefit...............              2.5               5.0              4.7
Non-deductible expense...............................................              0.7               0.8              0.3
                                                                                   ---               ---              ---
Effective tax rate...................................................             38.2%             40.8%            40.0%
                                                                                  ====              ====             ====

Deferred tax assets and liabilities consisted of the following at December 31, 2000 and 1999:

                                                                                 2000              1999
                                                                                 ----              ----
Deferred tax assets
       Postretirement benefits.........................................         $1,977            $2,973
       Postemployment benefits.........................................             --               171
       Reorganization and restructuring costs..........................          1,551               454
       Bad debts.......................................................          2,812             3,211
       Various accrued liabilities.....................................          3,025             6,908
                                                                                 -----             -----
       Total deferred tax asset........................................          9,365            13,717
                                                                                 -----            ------

Deferred tax liabilities
       Revenue recognition.............................................         57,667            62,384
       Pension.........................................................          6,437             4,586
       Capitalized project costs and fixed assets......................          4,227             9,734
       Other...........................................................          1,947                37
                                                                                 -----             -----
       Total deferred tax liabilities..................................         70,278            76,741
                                                                                ------            ------
Net deferred tax liability...........................................          $60,913           $63,024
                                                                                ======            ======

10.  FINANCIAL INSTRUMENTS

The Company's financial instruments at December 31, 2000 and 1999, consisted of the following:

                                                                 December 31, 2000                     December 31, 1999
                                                                 -----------------                     -----------------
                                                            Carry Value     Fair Value            Carry Value      Fair Value
Cash and cash equivalents............................         $55,437        $55,437                 $2,390          $2,390
Long-term debt, including current maturities.........         351,750        347,250                444,750         441,375
Interest rate swaps..................................          (2,094)        (2,161)                (2,602)          1,638

The carrying amount of cash and cash equivalents approximates fair value due to the short-term nature of these instruments. Long-term debt consists of borrowings under the Credit Agreement and the Notes. The carrying amount of the Company's borrowings under the Credit Agreement at December 31, 2000 and 1999 of $201,750 and $294,750, respectively, approximates fair value as these obligations bear interest at floating rates. The carrying amount of the Notes at December 31, 2000 and 1999, was $150,000. The fair value of the Notes, determined based on the quoted market price at December 31, 2000 and 1999 was $145,500 and $146,625, respectively.

The Company enters into interest rate swap agreements to manage market risk and reduce its exposure to fluctuations in interest rates on its variable rate debt. The interest rate swaps effectively change the interest rate on a portion of the Company's variable rate debt to fixed rates. At December 31, 2000 and 1999, the Company had outstanding interest rate swaps with a notional value of $175,000 and expiration dates from June 2001 through June 2003. The Company makes fixed-rate payments at rates ranging from 5.86% to 5.90% (weighted average pay rate 5.88%) and receives floating-rate payments based on rates tied to prevailing short-term interest rates. The weighted average receive rate for 2000 and 1999 was 6.4% and 5.2%, respectively. The fair value is the estimated amount the Company would receive or pay to terminate the agreements and was determined based on quoted market interest rates. If the Company terminates a swap agreement, the gain or loss is amortized over the shorter of the remaining original life of the debt or the swap.

11.  BUSINESS SEGMENTS

As a result of the transactions described in Note 3 - Disposition of Businesses, the Company restructured its reportable operating segments in 2000 to better reflect the current operations and the way management views the businesses. The Company is organized into three business segments as of December 31, 2000:
DonTech Partnership, Directory Advertising Services ("DAS") and Get Digital Smart. All prior period amounts have been restated in accordance with the new reporting structure.

The DonTech segment includes the Company's 50% interest in the profits of DonTech and revenue participation income, but does not include an allocation of certain operating and general and administrative expenses incurred to support this business. Although DonTech provides advertising sales of yellow pages and other directory products similar to DAS, the partnership is considered a separate operating segment since, among other things, the employees of DonTech, including officers and managers, are not employees of the Company.

Within the DAS segment, the Company provides advertising sales and marketing services for yellow pages and other directory products for affiliated entities of Sprint and performs pre-press publishing services for yellow pages directories. DAS now includes the Company's pre-press publishing operations, which were formerly reported separately as Directory Publishing Services and all information technology costs, a portion of which were previously allocated to and included in Other. The Company is the exclusive sales agent in Central Florida for an operating unit of Sprint and the exclusive sales agent in Nevada, Florida, Virginia and North Carolina for CenDon. The Company also provides pre-press publishing services for yellow pages directories to publishers for whom the Company serves as sales agent as well as for an otherwise unaffiliated, independent yellow pages publisher under separately negotiated contracts. DAS also includes the operating results of the Bell Atlantic and Cincinnati businesses and the investment in ChinaBig through the dates of transactions that caused changes to the reporting of each respective business (see Note 3 - Disposition of Businesses and Note 4 - Partnership and Joint Venture Investments).

The GDS segment includes the Get Digital Smart business, which began operations in the first quarter of 2000 to test the economic viability of offering Internet marketing and e-commerce services to small and medium-sized businesses in the Miami/Ft. Lauderdale market. The Company ceased operations of this business in December 2000.

The Company evaluates the performance of its operating segments and allocates resources to them based on operating income and other factors. Expenses for purposes of computing operating income for the reportable segments (except DonTech) includes those costs directly incurred by each business unit plus an allocation of certain shared operating and general and administrative expenses based on estimated business usage. Other represents expenses and assets not allocated to the operating segments. Interest expense, interest income, income tax expense and other non-operating income and expenses are not allocated to the operating segments.

The Company has historically derived a significant portion of its net revenue from Bell Atlantic and Sprint. Net revenue from Bell Atlantic represented 30% of total net revenue in 2000 (through June 30, 2000), 54% in 1999 and 49% in 1998. Net revenue from Sprint (including CenDon) represented 46% of total net revenue in 2000, 23% in 1999 and 25% in 1998.

Segment information for the years ended December 31, 2000, 1999 and 1998 is presented below:

                                                                    Directory          Get
                                                      DonTech      Advertising       Digital                      Consolidated
2000                                                Partnership    Services (1)      Smart (2)        Other          Totals
                                                    -----------    ------------      ---------        -----          ------
Advertising  sales (unaudited) (3)
  Calendar cycle............................         $428,201       $469,469                                        $897,670
  Publication cycle.........................          430,815        429,708                                         860,523
Net revenue.................................                         141,124            $163                         141,287
Income from partnerships and related fees...          124,025         23,668                                         147,693
EBITDA (4)..................................          124,025         61,933          (8,857)        $(14,293)       162,808
Depreciation and amortization...............                          13,841              57            1,535         15,433
Operating income (loss).....................          124,025         48,092          (8,914)         (15,828)       147,375
Total assets................................          197,822         47,270                          120,192        365,284

                                                                    Directory          Get
                                                      DonTech      Advertising       Digital                     Consolidated
1999                                                Partnership    Services (1)       Smart           Other         Totals
                                                    -----------    ------------       -----           -----         ------
Advertising  sales (unaudited) (3)
  Calendar cycle............................         $432,348       $634,380                                      $1,066,728
  Publication cycle (5).....................          427,562        617,570                                       1,045,132
Net revenue.................................                         181,905                                         181,905
Income from partnerships and related fees...          123,524         15,657                                         139,181
EBITDA (4)..................................          123,524         40,906         $(1,329)        $(14,876)       148,225
Depreciation and amortization...............                          16,126                            2,193         18,319
Operating income (loss).....................          123,524         24,780          (1,329)         (17,069)       129,906
Total assets................................          197,307        139,394                           58,705        395,406

                                                                    Directory          Get
                                                     DonTech       Advertising       Digital                      Consolidated
1998                                               Partnership    Services (1)        Smart          Other           Totals
                                                   -----------    ------------        -----          -----           ------
Advertising sales (unaudited) (3)
  Calendar cycle............................         $429,200       $562,375                                        $991,575
  Publication cycle (5).....................          408,930        580,352                                         989,282
Net revenue.................................                         166,249                                         166,249
Income from partnerships and related fees...          120,087         15,767                                         135,854
EBITDA (4)..................................          120,087         38,414                         $(13,688)       144,813
Depreciation and amortization...............                          15,026                            4,552         19,578
Operating income (loss).....................          120,087         23,388                          (18,240)       125,235
Total assets................................          198,848        149,731                           37,262        385,841

(1) The Directory Advertising Services segment information includes the following data relating to the Bell Atlantic and Cincinnati businesses which were disposed of in 2000 and certain one-time items related to the CenDon restructuring (see Notes 3 and 4).

                                                                2000         1999          1998
                                                                ----         ----          ----
        Advertising sales (unaudited) (3)
           Calendar cycle..............................       $277,768     $453,971      $388,299
           Publication cycle...........................        238,131      436,870       405,929
        Net revenue....................................         63,831      106,986        92,319
        Income from partnerships and related fees......          5,422           --            --
        EBITDA (4).....................................         24,808       14,403        11,702
        Depreciation and amortization..................          2,703        5,536         5,171
        Operating income...............................         22,105        8,867         6,531
        Total assets...................................             --       64,193        61,678

(2) GDS was shutdown in December 2000 and accordingly, will not be an operating segment in 2001.

(3) Advertising sales represent the billing value of advertisements sold for an annual directory by the Company and DonTech. Calendar cycle advertising sales represent the billing value of advertisements sold for an annual directory stated on the same basis as revenue is recognized (that is, when a sales contract is signed where the Company acts as a sales agent and when a directory is published where the Company acted as the publisher). Publication cycle sales represent sales for directories that published in the current period which are compared against sales for the same directories published in the prior period, regardless of when the advertising for that directory was sold. If a directory publication date changes from one year to the next, the prior year publication date is adjusted to conform to the present year to maintain comparability.

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

(5) Publication cycle sales in 1998 for DAS have been adjusted from the amount originally reported to reduce sales by $481 to conform to the 1999 publication dates. Publication cycle sales in 1998 for DonTech have also been adjusted from the amount originally reported to increase sales by $5,830 to conform to the 1999 publication dates. Also in 1999, Sprint assumed responsibility for national advertising sales for Central Florida in consideration for an annual fee payable to the Company. Consequently, there were no national advertising sales in 1999 and accordingly, to conform to the 1999 presentation, national sales of $6,051 have been excluded from 1998 publication cycle sales for DAS.

12.  VALUATION AND QUALIFYING ACCOUNTS

                                                                            Additions
                                                        Balance at          Charged To
                                                       Beginning of        Revenue and                          Balance at End
                                                         Period              Expense         Deductions (1)        of Period
                                                         ------              -------         --------------        ---------
ALLOWANCE FOR DOUBTFUL ACCOUNTS
For the year ended December 31, 2000........               $7,992             11,128           11,765               $7,355
For the year ended December 31, 1999........               $8,765              8,571            9,344               $7,992
For the year ended December 31, 1998........               $3,295              8,264            2,794               $8,765

(1)      Primarily includes sales allowances and accounts written off.

13.  QUARTERLY INFORMATION (UNAUDITED)

                                                                   Three Months Ended
                                                                   ------------------
                                                March 31        June 30       September 30     December 31       Full Year
                                                --------        -------       ------------     -----------       ---------
2000
Net revenue...........................           $41,389        $60,160         $22,778          $16,960          $141,287
Operating income......................            25,574         52,210          45,641           23,950           147,375
Income before extraordinary loss......             9,685         81,851          24,117            9,809           125,462
Net income (a, b).....................             9,685         81,851          23,413            9,809           124,758

Basic earnings per share, before
    extraordinary loss (c)............             $0.30         $2.56            $0.76             $0.31            $3.93
Diluted earnings per share, before
    extraordinary loss (d)............             $0.29         $2.50            $0.74             $0.30            $3.85

                                                       Three Months Ended
                                                       ------------------
                                  March 31        June 30       September 30     December 31      Full Year
                                  --------        -------       ------------     -----------      ---------
1999
Net revenue....................   $ 40,523        $ 39,598        $ 58,541        $ 43,243        $181,905
Operating income...............     23,888          37,465          47,156          21,397         129,906
Net income.....................      8,475          16,873          22,358           7,445          55,151

Basic earnings per share.......   $   0.25        $   0.50        $   0.66        $   0.22        $   1.64
Diluted earnings per share.....   $   0.25        $   0.49        $   0.65        $   0.22        $   1.61

(a) Includes a pretax gain on disposition of businesses of $89,435 ($55,271 after tax) in the second quarter and a pretax loss on disposition of business of $2,940 ($1,817 after tax) in the fourth quarter.

(b) Includes an extraordinary loss of $704 (net of taxes of $440) in the third quarter relating to the write-off of deferred financing costs in connection with the early repayment of debt.

(c) Basic earnings per share after extraordinary loss for the third quarter and full year was $0.74 and $3.91, respectively.

(d) Diluted earnings per share after extraordinary loss for the third quarter and full year was $0.72 and $3.83, respectively.

The full year earnings per share amount may not equal the sum of the quarters due to changes in the average share calculations and rounding.

                        REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors and
Partners of DonTech I and DonTech II


In our opinion, the accompanying combined balance sheets and the related combined statements of partners' capital, operations and cash flows present fairly, in all material respects, the combined financial position of AM-DON (doing business as "DonTech" and hereafter referred to as "DonTech I") and the DonTech II Partnership ("DonTech II") at December 31, 2000 and 1999, and the combined results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the management of DonTech I and DonTech II; our responsibility is to express an opinion on these combined financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.



/s/ PRICEWATERHOUSECOOPERS LLP


January 12, 2001
Chicago, Illinois

                                     DONTECH

                        COMBINED STATEMENTS OF OPERATIONS

                                                                                        YEAR ENDED DECEMBER 31,
                                                                                        -----------------------
                                                                                2000             1999              1998
                                                                                ----             ----              ----
(in thousands)

Sales................................................................         $108,316          $109,260         $286,931
Less allowances......................................................               --             6,364           30,731
                                                                              --------          --------         --------
     Net sales.......................................................          108,316           102,896          256,200

Expenses
  Selling............................................................           49,327            44,994           59,549
  Telephone company fees.............................................               --                --            2,021
  Printing and manufacturing.........................................               --                19           14,036
  Compilation........................................................               --                --            3,384
  Delivery...........................................................               --                 2            1,074
  Administrative.....................................................            8,493             9,440           11,850
  Occupancy and depreciation.........................................            8,174             6,883            8,993
  Other..............................................................            1,640             1,670            2,344
                                                                              --------          --------         --------
     Total operating expenses........................................           67,634            63,008          103,251
                                                                              --------          --------         --------

     Income from operations..........................................           40,682            39,888          152,949

Other income (expense)...............................................              736             1,422             (507)
                                                                              --------          --------         --------

     Net income......................................................          $41,418           $41,310         $152,442
                                                                              ========          ========         ========


The accompanying notes are an integral part of the financial statements.

                                     DONTECH

                             COMBINED BALANCE SHEETS

                                                                            DECEMBER 31,
                                                                            ------------
                                                                        2000            1999
                                                                        ----            ----
(in thousands)

                                         ASSETS

CURRENT ASSETS
  Cash and cash equivalents                                           $  5,371        $ 19,408
  Trade receivable, net of allowance for doubtful
    accounts of $61 - from related party                                  --            20,128
  Commission receivable - from related party                           110,925         110,179
  Prepaid expenses                                                         103             961
                                                                      --------        --------

     Total current assets                                              116,399         150,676

Fixed assets, net of accumulated depreciation and amortization           8,115           7,141
Pension asset                                                            9,677           8,443
Other                                                                    1,738           1,628
                                                                      --------        --------

     Total Assets                                                     $135,929        $167,888
                                                                      ========        ========

                            LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES
  Accounts payable                                                    $  2,121        $  2,446
  Accrued liabilities                                                    8,621           7,531
                                                                      --------        --------

     Total current liabilities                                          10,742           9,977

Partners' capital                                                      125,187         157,911
                                                                      --------        --------

     Total Liabilities and Partners' Capital                          $135,929        $167,888
                                                                      ========        ========

The accompanying notes are an integral part of the financial statements.

                                     DONTECH

                        COMBINED STATEMENTS OF CASH FLOWS

                                                                              YEAR ENDED DECEMBER 31,
                                                                              -----------------------
                                                                     2000              1999              1998
                                                                     ----              ----              ----
(in thousands)

CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                        $  41,418         $  41,310         $ 152,442
Reconciliation of net income to net cash
    provided by operating activities:
     Depreciation and amortization                                    2,135             2,615             3,088
     Provision for uncollectible accounts                                --             6,364            20,832
     Loss on disposal of fixed assets                                    44                --                --
     Changes in assets and liabilities:
          Decrease (increase) in accounts receivable                  2,815               (94)          132,687
          Decrease in deferred printing and manufacturing                --                34            13,913
          Decrease in deferred selling                                   --                --            20,331
          Decrease in deferred compilation                               --                --             3,310
          Decrease in deferred delivery                                  --                --             1,087
          Decrease in deferred directory operating service               --                --               750
          (Increase) decrease in deferred other                          --                (4)            2,105
          Increase in other current assets                             (486)           (4,187)             (604)
          Decrease in accounts payable                                 (325)           (4,090)          (36,033)
          Increase in accrued liabilities                             1,090               667               251
          Decrease in deferred sales revenue                             --              (466)         (161,340)
                                                                  ---------         ---------         ---------
              Net cash provided by operating activities              46,691            42,149           152,819

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of equipment                                               (3,153)           (1,288)           (6,658)

CASH FLOWS FROM FINANCING ACTIVITIES:
Partners contributions                                                   --                --            49,000
Distributions to partners                                           (57,575)          (42,396)         (181,042)
                                                                  ---------         ---------         ---------
              Net cash used in financing activities                 (57,575)          (42,396)         (132,042)
                                                                  ---------         ---------         ---------

         (Decrease) increase in cash and cash equivalents           (14,037)           (1,535)           14,119

Cash and cash equivalents, beginning of year                         19,408            20,943             6,824
                                                                  ---------         ---------         ---------

Cash and cash equivalents, end of year                            $   5,371         $  19,408         $  20,943
                                                                  =========         =========         =========

NONCASH FINANCING ACTIVITIES
Forgiveness of receivable due from API/IL                         $  16,567         $      --         $      --


The accompanying notes are an integral part of the financial statements.

                                     DONTECH

                    COMBINED STATEMENTS OF PARTNERS' CAPITAL


                                             R.H.           AMERITECH
                                          DONNELLEY       PUBLISHING OF
                                         CORPORATION      ILLINOIS, INC.        TOTAL
                                         -----------      --------------        -----
 (in thousands)

Balance, January 1, 1998                  $  82,263         $  56,334         $ 138,597

Payment of contribution receivable           13,500            13,500            27,000
Contributions, per agreement                 11,000            11,000            22,000
Net income                                   86,430            66,012           152,442
Distributions to partners                   (98,407)          (82,635)         (181,042)
                                          ---------         ---------         ---------
Balance, December 31, 1998                   94,786            64,211           158,997

Net income                                   20,312            20,998            41,310
Distributions to partners                   (21,896)          (20,500)          (42,396)
                                          ---------         ---------         ---------
Balance, December 31, 1999                   93,202            64,709           157,911

Net income                                   20,671            20,747            41,418
Distributions to partners                   (21,381)          (52,761)          (74,142)
                                          ---------         ---------         ---------
Balance, December 31, 2000                $  92,492         $  32,695         $ 125,187
                                          =========         =========         =========


The accompanying notes are an integral part of the financial statements.

                                     DONTECH

                     NOTES TO COMBINED FINANCIAL STATEMENTS

(AMOUNTS IN THOUSANDS)

1.   FORM OF ORGANIZATION AND NATURE OF BUSINESS

AM-DON d.b.a. DonTech ("DonTech I") is a general partnership between R.H. Donnelley Inc. (formerly known as The Reuben H. Donnelley Corporation) ("R.H. Donnelley"), a Delaware corporation, and Ameritech Publishing of Illinois, Inc. ("API/IL"), an Illinois corporation, doing business as Ameritech Advertising Services ("Aas"). Under a new structure as defined in the "Master Agreement" dated August 19, 1997, the existing partnership is defined as "DonTech I". Concurrently, API/IL and R.H. Donnelley formed a new partnership defined as "DonTech II".

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

In accordance with the Second Amended and Restated AM-Don Partnership Agreement, effective August 19, 1997, the DonTech I partnership ceased publishing directories as of January 1, 1998. The partnership recognized the deferred revenue and expenses recorded as of December 31, 1997 over the remaining life of those directories published prior to January 1, 1998. As of December 31, 2000, DonTech I ceased business operations and the remaining assets were distributed to its partners.

In August 1997, R.H. Donnelley and API/IL reached an agreement regarding a revised partnership structure through which a new DonTech partnership became the exclusive sales agent in perpetuity for the yellow page, white page and street address directories to be published by API for Illinois, Northwest Indiana and Michigan. The new partnership, known as "DonTech II", receives a 27% commission on sales net of provisions (capped at 6.1% per annum subject to certain exclusions). DonTech II's cost structure includes principally sales, sales operations, office services, finance, facilities and related overhead. DonTech II profits are shared equally between the partners. During the term of the partnership agreement, neither partner may compete directly against the business of DonTech II without the consent of the Board of Directors.

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

On January 28, 2000, the respective partners of DonTech I agreed to amend the DonTech I partnership agreement to provide for the payment of $29,898 from DonTech I to API/IL as a preferential distribution. The preferential distribution was comprised of cash funds totaling $13,331 and the forgiveness and cancellation of a receivable due from API/IL to the partnership in the amount of $16,567. Additionally, the partners of DonTech II also agreed to amend the DonTech II partnership agreement to provide for the payment of $29,898 by API/IL to DonTech II upon the dissolution of DonTech II and for the subsequent payment of a $29,898 preferential distribution from DonTech II to R.H. Donnelley.

2. SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents. Cash and cash equivalents include all highly liquid investments with an initial maturity date of three months or less. The carrying value of cash equivalents approximates fair value due to their short-term nature.

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

For DonTech II, revenue is comprised of sales commissions reflected net of provisions (capped at 6.1% per annum subject to certain exclusions) and is recognized upon execution of contracts for the sale of advertising.

Fixed Assets. Fixed assets are recorded at cost and are depreciated on a straight-line basis over the estimated useful lives of the assets. Upon asset retirement or other disposition, the cost and the related accumulated depreciation are removed from the accounts, and any resulting gain or loss is included in the statement of operations. Amounts incurred for repairs and maintenance are charged to operations.

Deferred Expense. The printing, manufacturing, compilation, sales, delivery and administrative costs of DonTech I publications are deferred and recognized in proportion to revenue.

Postretirement Benefits Other Than Pensions. DonTech II is obligated to provide postretirement benefits consisting mainly of life and health insurance to substantially all employees and their dependants. The accrual method of accounting is utilized for postretirement health care and life insurance benefits.

Income Taxes. No provision for income taxes is recognized as the proportional share of each partnership's income is the responsibility of the individual partners.

Concentration of Credit Risk. Financial instruments that potentially subject each partnership to a concentration of credit risk consist principally of accounts receivables. DonTech I's trade accounts receivable and DonTech II commissions receivable are due from Aas. Collateral is generally not required from either partnership's customers.

Use of Estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reporting period. Actual results could differ from those estimates. During 1999, DonTech I recorded a $6,200 charge related to bad debts that has been allocated to each partner based on their respective share of partnership and loss as stipulated in the partnership agreement.

Recent Pronouncements. In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments and hedging activities and requires recognition of all derivatives as assets or liabilities in the statement of financial position and measurement of those instruments at fair value. The statement, as amended, is effective for fiscal years beginning after June 15, 2000. As DonTech II does not have any derivative instruments or hedging activities, SFAS No. 133 is not expected to have a material effect on its financial results.

3.   FIXED ASSETS

Fixed assets consist of the following at December 31:

                                                       2000           1999
                                                       ----           ----
Equipment                                             $15,243        $21,873
Furniture and fixtures                                  7,110          7,250
Leasehold improvements                                  1,903          1,544
                                                      -------        -------
                                                       24,256         30,667
Less accumulated depreciation and amortization         16,141         23,526
                                                      -------        -------
                                                      $ 8,115        $ 7,141
                                                      =======        =======

Depreciation expense for the three years ending December 31, 2000, 1999 and 1998 was $2,135, $2,615 and $3,088, respectively. During the year ended December 31, 2000, DonTech II disposed of $9,565 of fixed assets that were no longer being utilized. Most of the assets were fully depreciated. This disposal activity resulted in a net loss of $44, which is reflected in the statement of operations for the year ended December 31, 2000.

4.   RELATED PARTY TRANSACTIONS

Amended Partnership Allocation. The partners negotiated settlement agreements regarding excessive bad debt write-offs incurred by DonTech I during the years ended December 31, 1999 and 1998. The agreements provided for special allocations of the excessive bad debts between the partners based upon a negotiated ratio. The effect of these settlement agreements has been included in the allocation of net income as presented in the statement of partners' capital at December 31, 1999 and 1998.

DonTech II. Under the provisions of a "Revenue Participation Agreement" between APIL Partners Partnership and R.H. Donnelley dated August 19, 1997, in exchange for exclusive publishing rights, APIL Partners Partnership agrees to pay R.H. Donnelley revenue participation interests. The revenue participation interests are based upon gross revenues of the DonTech II partnership net of provisions (capped at 6.1% per annum subject to certain exclusions) and sales commissions paid to DonTech II. The revenue participation interest was 34.8% in 1998 and 35.9% in 1999 and 2000. Payment of the revenue participation interest is outside of the DonTech II partnership structure and is not reflected in the combined financial statements.

The Partnership purchases insurance services and through August 2000 purchased car plan administration from R.H. Donnelley and general ledger and purchasing services from Aas. The Partnership also provides facility space for certain employees of Aas under an agreement entered into in 1998.

5.   CONTINGENCIES AND COMMITMENTS

DonTech II leases certain office facilities under noncancelable lease arrangements. Rent expense under these operating leases was $2,119, $1,807 and $2,743 for 2000, 1999 and 1998, respectively. During 2000, DonTech II entered into a sublease agreement with SBC Directory Operations ("SBC") whereby DonTech II received $30 of sublease rental income from SBC during 2000.

The future minimum lease payments required under noncancelable operating leases that have initial or remaining lease terms in excess of one year as of December 31, 2000 are as follows:

               2001......................................................            $ 4,131
               2002......................................................              3,851
               2003......................................................              3,751
               2004......................................................              3,526
               2005 and thereafter.......................................             17,949
                                                                                      ------
                                                                                     $33,208
                                                                                     =======

In September 1998, DonTech entered into a maintenance service agreement with Ameritech to provide maintenance services, including parts, to DonTech II. The length of the agreement is five years. According to the terms of the agreement, DonTech II's obligations over the life of the agreement as of December 31, 2000 are as follows:

               2001......................................................               $113
               2002......................................................                116
               2003......................................................                 79
                                                                                        ----
                                                                                        $308
                                                                                        ====

6.  EMPLOYEE RETIREMENT AND PROFIT PARTICIPATION PLANS

DonTech II sponsors a defined benefit pension plan covering substantially all of its employees (the "Plan"). The Plan's assets are invested in equity funds, fixed income funds and real estate. Net periodic pension (benefit) expense for the Plan was $(342), $564 and $820 for 2000, 1999, and 1998 respectively.

The following provides a reconciliation of benefit obligations, plan assets, and the funded status of the Plan.

                                                                         2000             1999
                                                                         ----             ----
CHANGE IN BENEFIT OBLIGATION
Projected benefit obligation, beginning of year                        $ 20,434         $ 20,572
Service cost                                                              1,093            1,027
Interest cost                                                             1,683            1,364
Benefits paid                                                              (728)            (713)
Actuarial loss (gain)                                                     1,641              (13)
Effect of plan amendments, assumption changes and other charges             354           (1,803)
                                                                       --------         --------
Projected benefit obligation, end of year                                24,477           20,434
                                                                       --------         --------

CHANGE IN PLAN ASSETS
Market value of assets, at January 1                                     30,842           25,314
Benefits paid                                                              (728)            (713)
Contributions                                                               767            3,620
Actual return on assets                                                     737            2,621
                                                                       --------         --------
Market value of assets, at December 31                                   31,618           30,842
                                                                       --------         --------

Funded status of the plan                                                 7,141           10,408
Unrecognized net (loss) gain                                                404           (4,398)
Unrecognized prior service costs                                          1,547            1,974
                                                                       --------         --------
Prepaid cost                                                              9,092            7,984
                                                                       ========         ========

Prepaid benefit cost                                                      9,677            8,443
Accrued benefit liability                                                  (650)            (459)
Intangible asset                                                             65             --
                                                                       --------         --------
Net amount recognized                                                  $  9,092         $  7,984
                                                                       ========         ========

Net periodic pension (benefit) cost for the Plan in 2000, 1999 and 1998 include the following components:

                                                         2000             1999             1998
                                                         ----             ----             ----
Service cost                                           $ 1,093          $ 1,027          $   929
Interest cost                                            1,683            1,364            1,298
Expected return on assets                               (3,430)          (2,255)          (1,833)
Amortization of net (loss) gain                           (114)               2             --
Amortization of unrecognized prior service cost            426              426              426
                                                       -------          -------          -------
Total pension (benefit) cost                           $  (342)         $   564          $   820
                                                       =======          =======          =======

Assumptions used are as follows:
                                                         2000             1999             1998
                                                       -------          -------          -------
Discount rate                                             7.50%            7.75%            7.00%
Expected long-term rate of return                        10.50%            9.75%            9.75%
Weighted average compensation increase                    4.16%            4.16%            3.16%

In the fourth quarter of 2000, the partnership changed the method of accounting used to determine the value of plan assets for purposes of calculating annual pension expense. The method was changed from a market-related value whereby gains and losses are recognized on a straight-line basis over five years to market value whereby gains and losses are reflected immediately. The effect of this change on the 2000 results of operations, including the cumulative effect of prior years, was not material.

Additionally, DonTech II has a Profit Participation Plan (the "Profit Plan") that covers substantially all employees. Employees may voluntarily contribute up to 6% of their salaries to the Profit Plan and are guaranteed a matching contribution of fifty cents per dollar contributed. DonTech II also makes contributions to the Profit Plan based on a formula and contingent upon the attainment of financial goals set in advance as defined in the Profit Plan. The contributions made to the Profit Plan were $854, $782 and $768 in 2000, 1999 and 1998, respectively.

7.  POSTRETIREMENT BENEFITS OTHER THAN PENSIONS

DonTech II provides postretirement health care and life insurance benefits to certain retired employees and their dependents. The following provides a reconciliation of benefit obligations, plan assets and the funded status of the health and life insurance plans.

                                                 2000            1999
                                                 ----            ----
CHANGE IN BENEFIT OBLIGATION
Benefit obligation, beginning of year          $ 2,951         $ 2,910
Service cost                                       154             164
Interest cost                                      231             196
Plan participants' contributions                    27              21
Amendments                                          50            --
Actuarial loss (gain)                               99            (210)
Benefits paid                                     (186)           (130)
                                               -------         -------
Benefit obligation, end of year                  3,326           2,951
                                               -------         -------

CHANGE IN PLAN ASSETS
Market value of assets, at January 1                --              --
Employer contributions                             159             109
Plan participants' contributions                    27              21
Benefits paid                                     (186)           (130)
                                               -------         -------
Market value of assets, at December 31,             --              --
                                               -------         -------

Funded status of plan                            3,326           2,951
Unrecognized actuarial gain                       (121)            (23)
Unrecognized prior service benefit                (263)           (310)
                                               -------         -------
Accrued cost                                   $ 2,942         $ 2,618
                                               =======         =======

Net periodic postretirement benefit cost for 2000, 1999 and 1998 include the following components:

                                                                      2000              1999             1998
                                                                      ----              ----             ----
Service cost..............................................            $251              $253             $157
Interest cost.............................................             231               196              161
                                                                       ---               ---              ---
Net periodic benefit cost.................................            $482              $449             $318
                                                                      ====              ====             ====

The discount rate used in determining the Accumulated Postretirement Benefit Obligation ("APBO") as of December 31, 2000 and 1999 was 7.50% and 7.75%, respectively. The assumed health care cost trend rate used in measuring the APBO as of December 31, 2000 and 1999 varies by the age of the participant and the retirement date and ranges from 6.5% to 8.0%, respectively. The rates are assumed to decrease gradually to 5.0% for 2021 and remain at that level thereafter.

Increasing the health care cost trend rates by one percentage point would not have had a material effect on the December 31, 2000 APBO or the net periodic postretirement expense.

8.  VALUATION AND QUALIFYING ACCOUNTS

                                                       Balance at          Additions
                                                      Beginning of      Charged to Cost                        Balance at End
                                                         Period          and Expenses       Deductions (1)       of Period
                                                         ------          ------------       --------------       ---------
ALLOWANCE FOR DOUBTFUL ACCOUNTS
For the year ended December 31, 2000........                  $61                 --               61               $   --
For the year ended December 31, 1999........               $2,187              6,364            8,490               $   61
For the year ended December 31, 1998........              $35,581             28,487           61,881               $2,187

(1)      Includes accounts written off and other allowances made.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

There have been no changes in, or disagreements with the Company's independent auditors, or the independent auditors of DonTech for the three-year period ended December 31, 2000.

                                    PART III

ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information in response to this Item is incorporated herein by reference to the section entitled "Board of Directors" on pages 13 - 15 in the Company's Proxy Statement dated March 16, 2001 filed with the Securities and Exchange Commission, except that "Executive Officers of the Registrant" on pages 4 - 5 of this report responds to Item 401(b) and (e) of Regulation S-K with respect to executive officers.

ITEM 11.      EXECUTIVE COMPENSATION

Information in response to this Item is incorporated herein by reference to the section entitled "Director and Executive Compensation" on pages 17 - 28 in the Company's Proxy Statement dated March 16, 2001 filed with the Securities and Exchange Commission.

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information in response to this Item is incorporated herein by reference to the section entitled "Security Ownership of Certain Beneficial Owners and Management" on pages 29 - 30 in the Company's Proxy Statement dated March 16, 2001 filed with the Securities and Exchange Commission.

ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information in response to this Item is incorporated herein by reference to the section entitled "Board of Directors" on pages 13 - 15 in the Company's Proxy Statement dated March 16, 2001 filed with the Securities and Exchange Commission.

                                     PART IV

ITEM 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (A)(1) AND (2) - LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

The following consolidated financial statements of the Company are included under Item 8:

         Consolidated Statements of Operations for the three years ended December 31, 2000

         Consolidated Balance Sheets at December 31, 2000 and 1999

         Consolidated Statements of Cash Flows for the three years ended December 31, 2000

         Consolidated Statements of Changes in Shareholders' Equity (Deficit) for the three years ended December 31, 2000

         Notes to Consolidated Financial Statements

The following combined financial statements for DonTech are included under
Item 8:

         Combined Statements of Operations for the three years ended December 31, 2000

         Combined Balance Sheets at December 31, 2000 and 1999

         Combined Statements of Cash Flows for the three years ended December 31, 2000

         Combined Statements of Partners' Capital for the three years ended December 31, 2000

         Notes to Combined Financial Statements

The following financial statement schedule for the Company is included under
Item 8:

         Schedule II - Valuation and qualifying accounts (included as Footnote 12 - Valuation and Qualifying Accounts, in the Notes to
         Consolidated Financial Statements)

    (B)  REPORTS ON FORM 8-K

         Current Report on Form 8-K, dated January 11, 2001, disclosing under
         Item 9 that certain members of senior management of the Company were scheduled later that day to present at an investor conference and, among other things, intended to reiterate previous public disclosure of the Company's full year 2000 projected earnings per share of $1.85, before one-time costs, and 2001 projected earnings per share of $2.40.

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

         4.3             Company Guarantee (included in Exhibit 4.1)

         4.4 Rights Agreement, dated as of October 27, 1998 between R.H. Donnelley Corporation and First Chicago Trust Company (incorporated by reference to Exhibit 4 to the Registration Statement on Form 8-A, filed with the Securities and Exchange Commission on November 5, 1998, Registration No. 001-07155)

         4.5* Amendment No. 1 to Rights Agreement dated as of February 26, 2001 by and among R.H. Donnelley Corporation, First Chicago Trust Company of New York (as initial Rights Agent) and The Bank of New York (as successor Rights Agent)

         10.1 Form of Distribution Agreement between the Company (f/k/a The Dun & Bradstreet Corporation) and The New Dun & Bradstreet Corporation (incorporated by reference to Exhibit 99.2 to the Form 8-K of the Company (f/k/a The Dun & Bradstreet Corporation), filed on June 30, 1998, Commission File No. 001-07155)

         10.2 Form of Tax Allocation Agreement between the Company (f/k/a The Dun & Bradstreet Corporation) and The New Dun & Bradstreet Corporation (incorporated by reference to Exhibit 99.3 to the Form 8-K of the Company (f/k/a The Dun & Bradstreet Corporation), filed on June 30, 1998, Commission File No. 001-07155)

         10.3 Form of Employee Benefits Agreement between the Company (f/k/a The Dun & Bradstreet Corporation) and The New Dun & Bradstreet Corporation (incorporated by reference to Exhibit 99.4 to the Form 8-K of the Company (f/k/a The Dun & Bradstreet Corporation), filed on June 30, 1998, Commission File No. 001-07155)

         10.4 Form of Intellectual Property Agreement between the Company (f/k/a The Dun & Bradstreet Corporation) and The New Dun & Bradstreet Corporation (incorporated by reference to Exhibit 99.5 to the Form 8-K of the Company (f/k/a The Dun & Bradstreet Corporation), filed on June 30, 1998, Commission File No. 001-07155)

         10.5 Form of Amended and Restated Transition Services Agreement between the Company (f/k/a The Dun & Bradstreet Corporation), The New Dun & Bradstreet Corporation, Cognizant Corporation, IMS Health Incorporated, ACNielsen Corporation and Gartner Group, Inc. (incorporated by reference to Exhibit 99.9 to the Form 8-K of the Company (f/k/a The Dun & Bradstreet Corporation), filed on June 30, 1998, Commission File No. 001-07155)

         10.6 Credit Agreement among the Company, R.H. Donnelley Inc., The Chase Manhattan Bank, as Administrative Agent and the Lenders party thereto (incorporated by reference to Exhibit 10.9 to the Registration Statement on Form S-4, filed with the Securities and Exchange Commission on July 17, 1998, Registration No. 333-59287)

         10.7 First Amendment to Credit Agreement, dated as of March 4, 1999, among the Company, R.H. Donnelley Inc., The Chase Manhattan Bank, as Administrative Agent, and the Lenders party thereto (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the three months ended March 31, 1999, Commission File No. 001-07155)

         10.8 DonTech II Partnership Agreement, effective August 19, 1997, by and between R.H. Donnelley Inc. (f/k/a The Reuben H. Donnelley Corporation) and Ameritech Publishing of Illinois, Inc. (incorporated by reference to Exhibit 10.10 to Amendment No. 1 to the Registration Statement on Form S-4, filed with the Securities and Exchange Commission on August 7, 1998, Registration No. 333-59287)

         10.9 Revenue Participation Agreement, dated as of August 19, 1997, by and between APIL Partners Partnership and R.H. Donnelley Inc. (f/k/a The Reuben H. Donnelley Corporation) (incorporated by reference to Exhibit
                         10.11 to Amendment No. 1 to the Registration Statement on Form S-4, filed with the Securities and Exchange Commission on August 7, 1998, Registration No. 333-59287)

         10.10 Master Agreement, executed August 19, 1997, by and among R.H. Donnelley Inc. (f/k/a The Reuben H. Donnelley Corporation), the Company (f/k/a The Dun & Bradstreet Corporation), The Am-Don Partnership a/k/a DonTech, DonTech II, Ameritech Publishing, Inc., Ameritech Publishing of Illinois, Inc., Ameritech Corporation, DonTech I Publishing Company LLC and the APIL Partners Partnership (incorporated by reference to
                         Exhibit 10.12 to Amendment No. 1 to the Registration Statement on Form S-4, filed with the Securities and Exchange Commission on August 7, 1998, Registration No. 333-59287)

         10.11 Exclusive Sales Agency Agreement, effective August 19, 1997, between APIL Partners Partnership and DonTech II (incorporated by reference to Exhibit 10.13 to Amendment No. 1 to the Registration Statement on Form S-4, filed with the Securities and Exchange Commission on August 7, 1998, Registration No. 333-59287)

         10.12 Second Amended and Restated Partnership Agreement, effective as of August 19, 1997, by and between R.H. Donnelley Inc. (f/k/a The Reuben H. Donnelley Corporation) and Ameritech Publishing of Illinois (incorporated by reference to Exhibit 10.14 to Amendment No. 1 to the Registration Statement on Form S-4, filed with the Securities and Exchange Commission on August 7, 1998, Registration No. 333-59287)

         10.13+ Key Employees' Performance Unit Plan, as amended and restated (incorporated by reference to Exhibit 10.15 to Amendment No. 3 to the Registration Statement on Form S-4, filed with the Securities and Exchange Commission on September 28, 1998, Registration No. 333-59287)

         10.14+ 1991 Key Employees' Stock Option Plan, as amended and restated through April 25, 2000 (incorporated by reference to Exhibit 10.17 to the Company's Quarterly Report on Form 10-Q for the three months ended September 30, 2000, Commission File No. 001-07155)

         10.15+ Amended and Restated 1998 Directors' Stock Plan (incorporated by reference to Exhibit 10.18 to the Company's Annual Report on Form 10-K for the year ended December 31, 1999, Commission File No. 001-07155)

         10.16+ Annual Incentive Plan, as amended and restated (incorporated by reference to Exhibit 10.18 to Amendment No. 3 to the Registration Statement on Form S-4, filed with the Securities and Exchange Commission on September 28, 1998, Registration No. 333-59287)

         10.17+ Supplemental Executive Benefit Plan (incorporated by reference to Exhibit 10.19 to Amendment No. 3 to the Registration Statement on Form S-4, filed with the Securities and Exchange Commission on September 28, 1998, Registration No. 333-59287)

         10.18+ Deferred Compensation Plan (incorporated by reference to Exhibit 4.01 to the Company's Registration Statement on Form S-8, filed with the Securities and Exchange Commission on November 24, 1999, Registration No. 333-91613)

         10.19+ Employment Agreement dated as of September 28, 1998 between the Company and Frank R. Noonan (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, Commission File No. 001-07155)

         10.20+ Employment Agreement dated as of September 28, 1998 between the Company and Philip C. Danford (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, Commission File No. 001-07155)

         10.21*+ Amendment No. 1 to Employment Agreement dated as of July 27, 2000 between the Company and Phillip C. Danford

         10.22*+ Amendment No. 2 to Employment Agreement dated as of February 27, 2001 between the Company and Phillip C. Danford

         10.23+ Employment Agreement dated as of September 28, 1998 between the Company and David C. Swanson (incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, Commission File No. 001-07155)

         10.24*+ Amendment No. 1 to Employment Agreement dated as of July 27, 2000 between the Company and David C. Swanson

         10.25*+ Amendment No. 2 to Employment Agreement dated as of February 27, 2001 between the Company and David C. Swanson

         10.26+ Employment Agreement dated as of September 28, 1998 between the Company and Judith A. Norton (incorporated by reference to Exhibit 10.25 to the Company's Annual Report on Form 10-K for the year ended December 31, 1999, Commission File No. 001-07155)

         10.27*+ Amendment No. 1 to Employment Agreement dated as of July 27, 2000 between the Company and Judith A. Norton

         10.28*+ Amendment No. 2 to the Employment Agreement dated as of February 27, 2001 between the Company and Judith A. Norton

         10.29*+ Separation Agreement and Release dated as of March 15, 2001 between the Company and Judith A. Norton

         10.30*+ Employment Agreement dated as of March 23, 2000 between Get Digital Smart.com, Inc. and Thomas A. Daniel

         10.31*+ Separation Agreement and Release dated as of February 28, 2001 between Get Digital Smart.com and Thomas A. Daniel

         10.32*+ Employment Agreement dated as of September 28, 1998 between the Company and Frank M. Colarusso

         10.33*+ Amendment No. 1 to Employment Agreement dated as of July 27, 2000 between the Company and Frank M. Colarusso

         10.34*+ Amendment No. 2 to Employment Agreement dated as of February 27, 2001 between the Company and Frank M. Colarusso

         10.35*+ Employment Agreement dated as of September 26, 2000 between the Company and William C. Drexler

         10.36*+ Amendment No. 1 to Employment Agreement dated as of February 27, 2001 between the Company and William C. Drexler

         10.37*+ Employment Agreement dated as of January 1, 2001 between the Company and Robert J. Bush

         10.38*+ Amendment No. 1 to Employment Agreement dated as of February 27, 2001 between the Company and Robert J. Bush

         21*             Subsidiaries of the Company

         23*             Consent of Independent Accountants


         *Filed herewith

         + Management contract or compensatory plan

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 26th day of March, 2001.


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


   /s/ Frank R. Noonan                      Chairman of the Board and           March 26, 2001
-------------------------------             Chief Executive Officer
 (Frank R. Noonan)

   /s/ Philip C. Danford                    Senior Vice President and           March 26, 2001
-------------------------------             Chief Financial Officer
 (Philip C. Danford)

   /s/ William C. Drexler                   Vice President and Controller       March 26, 2001
-------------------------------
 (William C. Drexler)

   /s/ Diane P. Baker                       Director                            March 26, 2001
-------------------------------
 (Diane P. Baker)

   /s/ Kenneth G. Campbell                  Director                            March 26, 2001
-------------------------------
 (Kenneth G. Campbell)

   /s/ Darius W. Gaskins Jr.                Director                            March 26, 2001
-------------------------------
 (Darius W. Gaskins Jr.)

   /s/ William G. Jacobi                    Director                            March 26, 2001
-------------------------------
 (William G. Jacobi)

   /s/ Robert Kamerschen                    Director                            March 26, 2001
-------------------------------
 (Robert Kamerschen)

   /s/ Carol J. Parry                       Director                            March 26, 2001
-------------------------------
 (Carol J. Parry)

   /s/ Barry Lawson Williams                Director                            March 26, 2001
-------------------------------
 (Barry Lawson Williams)

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 26th day of March, 2001.

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

   /s/ Frank R. Noonan                      Director, President and             March 26, 2001
-------------------------------             Chief Executive Officer
 (Frank R. Noonan)

   /s/ Philip C. Danford                    Director, Senior Vice President     March 26, 2001
-------------------------------             and Chief Financial Officer
 (Philip C. Danford)

   /s/ William C. Drexler                   Vice President and Controller       March 26, 2001
-------------------------------
 (William C. Drexler)

                                 EXHIBIT INDEX
                                 -------------


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

         4.3             Company Guarantee (included in Exhibit 4.1)

         4.4 Rights Agreement, dated as of October 27, 1998 between R.H. Donnelley Corporation and First Chicago Trust Company (incorporated by reference to Exhibit 4 to the Registration Statement on Form 8-A, filed with the Securities and Exchange Commission on November 5, 1998, Registration No. 001-07155)

         4.5* Amendment No. 1 to Rights Agreement dated as of February 26, 2001 by and among R.H. Donnelley Corporation, First Chicago Trust Company of New York (as initial Rights Agent) and The Bank of New York (as successor Rights Agent)

         10.1 Form of Distribution Agreement between the Company (f/k/a The Dun & Bradstreet Corporation) and The New Dun & Bradstreet Corporation (incorporated by reference to Exhibit 99.2 to the Form 8-K of the Company (f/k/a The Dun & Bradstreet Corporation), filed on June 30, 1998, Commission File No. 001-07155)

         10.2 Form of Tax Allocation Agreement between the Company (f/k/a The Dun & Bradstreet Corporation) and The New Dun & Bradstreet Corporation (incorporated by reference to Exhibit 99.3 to the Form 8-K of the Company (f/k/a The Dun & Bradstreet Corporation), filed on June 30, 1998, Commission File No. 001-07155)

         10.3 Form of Employee Benefits Agreement between the Company (f/k/a The Dun & Bradstreet Corporation) and The New Dun & Bradstreet Corporation (incorporated by reference to Exhibit 99.4 to the Form 8-K of the Company (f/k/a The Dun & Bradstreet Corporation), filed on June 30, 1998, Commission File No. 001-07155)

         10.4 Form of Intellectual Property Agreement between the Company (f/k/a The Dun & Bradstreet Corporation) and The New Dun & Bradstreet Corporation (incorporated by reference to Exhibit 99.5 to the Form 8-K of the Company (f/k/a The Dun & Bradstreet Corporation), filed on June 30, 1998, Commission File No. 001-07155)

         10.5 Form of Amended and Restated Transition Services Agreement between the Company (f/k/a The Dun & Bradstreet Corporation), The New Dun & Bradstreet Corporation, Cognizant Corporation, IMS Health Incorporated, ACNielsen Corporation and Gartner Group, Inc. (incorporated by reference to Exhibit 99.9 to the Form 8-K of the Company (f/k/a The Dun & Bradstreet Corporation), filed on June 30, 1998, Commission File No. 001-07155)

         10.6 Credit Agreement among the Company, R.H. Donnelley Inc., The Chase Manhattan Bank, as Administrative Agent and the Lenders party thereto (incorporated by reference to Exhibit 10.9 to the Registration Statement on Form S-4, filed with the Securities and Exchange Commission on July 17, 1998, Registration No. 333-59287)

         10.7 First Amendment to Credit Agreement, dated as of March 4, 1999, among the Company, R.H. Donnelley Inc., The Chase Manhattan Bank, as Administrative Agent, and the Lenders party thereto (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the three months ended March 31, 1999, Commission File No. 001-07155)

         10.8 DonTech II Partnership Agreement, effective August 19, 1997, by and between R.H. Donnelley Inc. (f/k/a The Reuben H. Donnelley Corporation) and Ameritech Publishing of Illinois, Inc. (incorporated by reference to Exhibit 10.10 to Amendment No. 1 to the Registration Statement on Form S-4, filed with the Securities and Exchange Commission on August 7, 1998, Registration No. 333-59287)

         10.9 Revenue Participation Agreement, dated as of August 19, 1997, by and between APIL Partners Partnership and R.H. Donnelley Inc. (f/k/a The Reuben H. Donnelley Corporation) (incorporated by reference to Exhibit
                         10.11 to Amendment No. 1 to the Registration Statement on Form S-4, filed with the Securities and Exchange Commission on August 7, 1998, Registration No. 333-59287)

         10.10 Master Agreement, executed August 19, 1997, by and among R.H. Donnelley Inc. (f/k/a The Reuben H. Donnelley Corporation), the Company (f/k/a The Dun & Bradstreet Corporation), The Am-Don Partnership a/k/a DonTech, DonTech II, Ameritech Publishing, Inc., Ameritech Publishing of Illinois, Inc., Ameritech Corporation, DonTech I Publishing Company LLC and the APIL Partners Partnership (incorporated by reference to
                         Exhibit 10.12 to Amendment No. 1 to the Registration Statement on Form S-4, filed with the Securities and Exchange Commission on August 7, 1998, Registration No. 333-59287)

         10.11 Exclusive Sales Agency Agreement, effective August 19, 1997, between APIL Partners Partnership and DonTech II (incorporated by reference to Exhibit 10.13 to Amendment No. 1 to the Registration Statement on Form S-4, filed with the Securities and Exchange Commission on August 7, 1998, Registration No. 333-59287)

         10.12 Second Amended and Restated Partnership Agreement, effective as of August 19, 1997, by and between R.H. Donnelley Inc. (f/k/a The Reuben H. Donnelley Corporation) and Ameritech Publishing of Illinois (incorporated by reference to Exhibit 10.14 to Amendment No. 1 to the Registration Statement on Form S-4, filed with the Securities and Exchange Commission on August 7, 1998, Registration No. 333-59287)

         10.13+ Key Employees' Performance Unit Plan, as amended and restated (incorporated by reference to Exhibit 10.15 to Amendment No. 3 to the Registration Statement on Form S-4, filed with the Securities and Exchange Commission on September 28, 1998, Registration No. 333-59287)

         10.14+ 1991 Key Employees' Stock Option Plan, as amended and restated through April 25, 2000 (incorporated by reference to Exhibit 10.17 to the Company's Quarterly Report on Form 10-Q for the three months ended September 30, 2000, Commission File No. 001-07155)

         10.15+ Amended and Restated 1998 Directors' Stock Plan (incorporated by reference to Exhibit 10.18 to the Company's Annual Report on Form 10-K for the year ended December 31, 1999, Commission File No. 001-07155)

         10.16+ Annual Incentive Plan, as amended and restated (incorporated by reference to Exhibit 10.18 to Amendment No. 3 to the Registration Statement on Form S-4, filed with the Securities and Exchange Commission on September 28, 1998, Registration No. 333-59287)

         10.17+ Supplemental Executive Benefit Plan (incorporated by reference to Exhibit 10.19 to Amendment No. 3 to the Registration Statement on Form S-4, filed with the Securities and Exchange Commission on September 28, 1998, Registration No. 333-59287)

         10.18+ Deferred Compensation Plan (incorporated by reference to Exhibit 4.01 to the Company's Registration Statement on Form S-8, filed with the Securities and Exchange Commission on November 24, 1999, Registration No. 333-91613)

         10.19+ Employment Agreement dated as of September 28, 1998 between the Company and Frank R. Noonan (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, Commission File No. 001-07155)

         10.20+ Employment Agreement dated as of September 28, 1998 between the Company and Philip C. Danford (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, Commission File No. 001-07155)

         10.21*+ Amendment No. 1 to Employment Agreement dated as of July 27, 2000 between the Company and Phillip C. Danford

         10.22*+ Amendment No. 2 to Employment Agreement dated as of February 27, 2001 between the Company and Phillip C. Danford

         10.23+ Employment Agreement dated as of September 28, 1998 between the Company and David C. Swanson (incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, Commission File No. 001-07155)

         10.24*+ Amendment No. 1 to Employment Agreement dated as of July 27, 2000 between the Company and David C. Swanson

         10.25*+ Amendment No. 2 to Employment Agreement dated as of February 27, 2001 between the Company and David C. Swanson

         10.26+ Employment Agreement dated as of September 28, 1998 between the Company and Judith A. Norton (incorporated by reference to Exhibit 10.25 to the Company's Annual Report on Form 10-K for the year ended December 31, 1999, Commission File No. 001-07155)

         10.27*+ Amendment No. 1 to Employment Agreement dated as of July 27, 2000 between the Company and Judith A. Norton

         10.28*+ Amendment No. 2 to the Employment Agreement dated as of February 27, 2001 between the Company and Judith A. Norton

         10.29*+ Separation Agreement and Release dated as of March 15, 2001 between the Company and Judith A. Norton

         10.30*+ Employment Agreement dated as of March 23, 2000 between Get Digital Smart.com, Inc. and Thomas A. Daniel

         10.31*+ Separation Agreement and Release dated as of February 28, 2001 between Get Digital Smart.com and Thomas A. Daniel

         10.32*+ Employment Agreement dated as of September 28, 1998 between the Company and Frank M. Colarusso

         10.33*+ Amendment No. 1 to Employment Agreement dated as of July 27, 2000 between the Company and Frank M. Colarusso

         10.34*+ Amendment No. 2 to Employment Agreement dated as of February 27, 2001 between the Company and Frank M. Colarusso

         10.35*+ Employment Agreement dated as of September 26, 2000 between the Company and William C. Drexler

         10.36*+ Amendment No. 1 to Employment Agreement dated as of February 27, 2001 between the Company and William C. Drexler

         10.37*+ Employment Agreement dated as of January 1, 2001 between the Company and Robert J. Bush

         10.38*+ Amendment No. 1 to Employment Agreement dated as of February 27, 2001 between the Company and Robert J. Bush

         21*             Subsidiaries of the Company

         23*             Consent of Independent Accountants


         *Filed herewith

         + Management contract or compensatory plan