Form 10-Q
period 2001-03-31
R H DONNELLEY CORP
filed 2001-05-11
CIK 30419

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

(Mark one)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001
                               --------------

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to
                               ----------------------    -----------------------
                        Commission file number 001-07155

                           R.H. DONNELLEY CORPORATION
                           --------------------------
             (Exact name of registrant as specified in its charter)

                  Delaware                                             13-2740040
---------------------------------------------       -------------------------------------------------
          (State of Incorporation)                         (I.R.S. Employer Identification No.)

   One Manhattanville Road, Purchase N.Y.                                 10577
---------------------------------------------       -------------------------------------------------
  (Address of principal executive offices)                              (Zip Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.      Yes  X    No
                                            ---      ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:


           Title of Class                     Shares Outstanding at May 1, 2001
           --------------                     ---------------------------------
Common Stock, par value $1 per share                     30,641,659

                        Commission file number 333-59287
                              R.H. DONNELLEY INC. *
                              ---------------------
             (Exact name of registrant as specified in its charter)

                  Delaware                                                36-2467635
------------------------------------------------       ------------------------------------------------
          (State of Incorporation)                            (I.R.S. Employer Identification No.)

   One Manhattanville Road, Purchase N.Y.                                    10577
------------------------------------------------       ------------------------------------------------
  (Address of principal executive offices)                                 (Zip Code)

Registrants' telephone number, including area code      (914) 933-6400
                                                        --------------

* R.H. Donnelley Inc. is a wholly owned subsidiary of R.H. Donnelley Corporation. R.H. Donnelley Inc. became subject to the filing requirements of
Section 15(d) on October 1, 1998 in connection with the public offer and sale of its 9 1/8% Senior Subordinated Notes. As of May 1, 2001, 100 shares of R.H. Donnelley Inc. common stock, no par value, were outstanding.

                           R.H. DONNELLEY CORPORATION

                               INDEX TO FORM 10-Q


PART I.   FINANCIAL INFORMATION                                                                   PAGE
-------------------------------                                                                   ----

Item 1.   Financial Statements (Unaudited)

              Consolidated Statements of Operations for the three months ended March 31,
              2001 and 2000...................................................................      3

              Consolidated Balance Sheets at March 31, 2001 and December 31, 2000.............      4

              Consolidated Statements of Cash Flows for the three months ended March 31,
              2001 and 2000...................................................................      5

              Notes to Consolidated Financial Statements......................................      6

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of
          Operations..........................................................................     11

Item 3.   Quantitative and Qualitative Disclosure About Market Risk...........................     17

PART II.  OTHER INFORMATION
---------------------------

Item 1.   Legal Proceedings...................................................................     18

Item 4.   Submission of Matters to a Vote of Security Holders.................................     18

Item 6.   Exhibits and Reports on Form 8-K....................................................     18


SIGNATURES....................................................................................     23

R.H. DONNELLEY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                                       THREE MONTHS ENDED
                                                                            MARCH 31,
                                                                   --------------------------
(amounts in thousands, except per share data)                         2001            2000
---------------------------------------------------------------------------------------------

Gross revenue ..............................................       $  19,190        $  45,296
Less: sales allowances .....................................            (351)          (3,907)
                                                                   ---------        ---------
     Net revenue ...........................................          18,839           41,389

Expenses
   Operating expenses ......................................          10,552           30,734
   General and administrative expenses .....................           4,148            8,088
   Provision for doubtful accounts .........................             617              649
   Depreciation and amortization ...........................           2,885            4,524
                                                                   ---------        ---------
     Total expenses ........................................          18,202           43,995

Income from partnerships and related fees ..................          27,024           28,180
                                                                   ---------        ---------

     Operating income ......................................          27,661           25,574

Interest income ............................................           1,276              136
Interest expense ...........................................          (7,802)          (9,350)
                                                                   ---------        ---------

     Income before income taxes and extraordinary loss .....          21,135           16,360

Provision for income taxes .................................           7,926            6,675
                                                                   ---------        ---------

     Income before extraordinary loss ......................          13,209            9,685

Extraordinary loss (net of taxes of $208) ..................             348               --
                                                                   ---------        ---------

     Net income ............................................       $  12,861        $   9,685
                                                                   =========        =========

Earnings per share before extraordinary loss
     Basic .................................................       $    0.43        $    0.30
     Diluted ...............................................       $    0.42        $    0.29

Earnings per share after extraordinary loss
     Basic .................................................       $    0.42        $    0.30
     Diluted ...............................................       $    0.41        $    0.29

Shares used in computing earnings per share
     Basic .................................................          30,874           32,618
     Diluted ...............................................          31,741           33,097


The accompanying notes are an integral part of the consolidated financial statements.

R.H. DONNELLEY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)


                                                                          MARCH 31,      December 31,
(amounts in thousands, except share and per share data)                     2001             2000
-----------------------------------------------------------------------------------------------------

                                  ASSETS
CURRENT ASSETS
Cash and cash equivalents ........................................       $   19,918        $   55,437
Accounts receivable ..............................................           33,157            37,646
Less: sales allowance and allowance for doubtful accounts ........           (6,379)           (7,355)
                                                                         ----------        ----------
     Net accounts receivable .....................................           26,778            30,291
Other current assets .............................................            4,426             4,821
                                                                         ----------        ----------
     Total current assets ........................................           51,122            90,549

Fixed assets and computer software, net ..........................           19,407            21,633
Partnership investments and related receivables ..................          201,874           213,834
Investment in ChinaBig.com Limited ...............................           13,432            13,432
Prepaid pension ..................................................           19,826            19,457
Other non-current assets .........................................            6,458             6,379
                                                                         ----------        ----------

     TOTAL ASSETS ................................................       $  312,119        $  365,284
                                                                         ==========        ==========

                  LIABILITIES AND SHAREHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued liabilities .........................       $   28,049        $   36,148
Accrued interest payable .........................................            7,190             6,490
Current portion of long-term debt ................................               --             4,224
                                                                         ----------        ----------
     Total current liabilities ...................................           35,239            46,862

Long-term debt ...................................................          301,750           347,526
Deferred income taxes ............................................           60,549            60,913
Postretirement and postemployment benefits .......................            9,959             8,598
Other liabilities ................................................           12,734             9,895

Commitments and contingencies.....................................

SHAREHOLDERS' DEFICIT
Preferred stock, par value $1 per share, authorized -
   10,000,000 shares, outstanding - none .........................               --                --
Common stock, par value $1 per share, authorized - 400,000,000
   shares; issued - 51,621,894 shares for 2001 and 2000 ..........           51,622            51,622
Additional paid-in capital .......................................           21,770            18,373
Unamortized restricted stock .....................................             (195)             (232)
Equity options outstanding .......................................              267               242
Retained deficit .................................................          (65,822)          (78,685)
Accumulated other comprehensive loss .............................           (2,443)               --
Treasury stock, at cost, 21,012,657 shares for 2001 and
   20,682,293 shares for 2000 ....................................         (113,311)          (99,830)
                                                                         ----------        ----------
     Total shareholders' deficit .................................         (108,112)         (108,510)
                                                                         ----------        ----------

     TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT .................       $  312,119        $  365,284
                                                                         ==========        ==========


The accompanying notes are an integral part of the consolidated financial statements.

R.H. DONNELLEY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                         THREE MONTHS ENDED
                                                                                               MARCH 31,
                                                                                       ------------------------
(amounts in thousands)                                                                   2001            2000
---------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income .....................................................................       $ 12,861        $  9,685
Reconciliation of net income to net cash provided by operating activities:
     Extraordinary loss (net of taxes of $208) .................................            348              --
     Depreciation and amortization .............................................          2,885           4,524
     Other noncash charges .....................................................            328             697
     Provision for doubtful accounts ...........................................            617             649

     Cash received in excess of income from partnerships .......................         11,960           3,083
     Decrease in accounts receivable ...........................................          2,896           9,464
     (Increase) decrease in other assets .......................................           (873)            972
     (Decrease) increase in accounts payable and accrued liabilities ...........         (3,670)          4,845
     Increase in other liabilities .............................................          1,757           1,092
                                                                                       --------        --------
            Net cash provided by operating activities ..........................         29,109          35,011

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to fixed assets and computer software ................................         (1,034)         (2,157)
Investment in ChinaBig.com Limited .............................................         (1,550)         (1,000)
                                                                                       --------        --------
            Net cash used in investing activities ..............................         (2,584)         (3,157)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of debt ..............................................................        (50,000)         (1,500)
Purchase of treasury stock .....................................................        (13,349)        (17,075)
Proceeds from employee stock option exercises ..................................          1,305             319
                                                                                       --------        --------
            Net cash used in financing activities ..............................        (62,044)        (18,256)

(Decrease) increase in cash and cash equivalents ...............................        (35,519)         13,598
Cash and cash equivalents, beginning of year ...................................         55,437           2,390
                                                                                       --------        --------
Cash and cash equivalents, end of period .......................................       $ 19,918        $ 15,988
                                                                                       ========        ========


Supplemental cash flow information:
-----------------------------------

Interest paid ..................................................................       $  6,190        $  8,158
                                                                                       ========        ========
Income taxes paid ..............................................................       $     --        $  1,449
                                                                                       ========        ========


The accompanying notes are an integral part of the consolidated financial statements.

R.H. DONNELLEY CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(amounts in thousands)

1.   BACKGROUND AND BASIS OF PRESENTATION

Prior to July 1, 1998, R.H. Donnelley Corporation (the "Company") operated as part of The Dun & Bradstreet Corporation (in the context of specifically describing the Distribution, referred to as "Old D&B," otherwise "D&B"). The Board of Directors of Old D&B approved a plan to separate into two publicly traded companies - the Company and The New Dun & Bradstreet Corporation ("New D&B"). The distribution ("Distribution") was the method by which Old D&B distributed to its shareholders shares of New D&B common stock. On July 1, 1998, as part of the Distribution, Old D&B distributed to its shareholders shares of New D&B stock and Old D&B changed its name to R.H. Donnelley Corporation.

The interim financial statements have been prepared in accordance with the instructions to Form 10-Q and should be read in conjunction with the financial statements and related notes included in the Company's Form 10-K for the year ended December 31, 2000. The results of interim periods are not necessarily indicative of results for the full year or any subsequent period. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of financial position, results of operations and cash flows at the dates and for the periods presented have been included. Certain 2000 amounts have been reclassified to conform to the 2001 presentation.

2.   EARNINGS PER SHARE

The table below provides a reconciliation of basic weighted average shares outstanding to diluted weighted average shares outstanding for each period presented.

                                                          Three months ended
                                                              March 31,
                                                         -------------------
                                                          2001         2000
                                                         -------------------

Weighted average shares outstanding - basic ......       30,874       32,618
Potentially dilutive shares ......................          867          479
                                                         ------       ------
Weighted average shares outstanding - diluted ....       31,741       33,097
                                                         ======       ======

3.   LONG-TERM DEBT

Long-term debt consisted of the following:

                                            Mar. 31,       Dec. 31,
                                             2001            2000
                                           -------------------------

Senior Subordinated 9.125% Notes ...       $ 150,000       $ 150,000
Senior Secured Term Facilities .....         151,750         201,750
                                           ---------       ---------
     Total .........................         301,750         351,750
Less current portion ...............              --           4,224
                                           ---------       ---------
     Net long-term debt ............       $ 301,750       $ 347,526
                                           =========       =========

During the quarter, the Company prepaid $50,000 of Senior Secured Term Facilities. In connection with the prepayment, the Company recorded an after-tax extraordinary loss of $348 relating to the write-off of related deferred financing costs.

4.   PARTNERSHIP INVESTMENTS

The Company has a 50/50 perpetual partnership ("DonTech") with an operating unit of SBC Communications Inc. ("SBC"). DonTech acts as the exclusive sales agent for yellow pages directories published in Illinois and northwest Indiana by Ameritech Corporation ("Ameritech"), a wholly owned subsidiary of SBC. The Company has a 50% interest in the profits of DonTech and also receives revenue participation income from SBC, which is tied to advertising sales. The table below shows the summarized combined financial information of DonTech. Revenue participation income is not shown in the table.

                                   Three months ended
                                        March 31,
                                -------------------------
                                   2001            2000
                                -------------------------

Net revenue .............       $  21,105       $  19,905
Operating income ........           3,562           4,217
Net income ..............           3,653           4,781
Total assets ............         128,821         126,208

The Company recognized income and related fees ("partnership income") from DonTech of $21,999 and $21,431 for the three months ended March 31, 2001 and 2000, respectively. These amounts included revenue participation income of $20,173 and $19,041 for the three months ended March 31, 2001 and 2000, respectively.

The Company also has a joint venture, CenDon LLC ("CenDon"), with Centel Directory Company ("Centel"), a subsidiary of Sprint Corporation ("Sprint"). Partnership income from CenDon consists of a priority distribution on the Company's membership interest in the LLC, which is tied to advertising sales. During the period ended March 31, 2000, the Company had a 50/50 partnership with Centel, the CenDon Partnership, formed to publish directories in Nevada, Florida, Virginia and North Carolina. Partnership income during the first quarter of 2000 consisted of the Company's share of the profits of the CenDon Partnership. Effective for directories that published after June 30, 2000, the Company and Centel entered into a series of agreements that effectively restructured the CenDon Partnership as a limited liability company - CenDon LLC. Under the new arrangement, Centel assumed responsibility for the printing and delivery of directories and the Company continued to be the exclusive sales agent in Nevada, Florida, Virginia and North Carolina and provide certain pre-press publishing services. The CenDon sales agency agreement extends through 2010. Partnership income from CenDon for the quarter ended March 31, 2001 was $5,025 and partnership income from the CenDon Partnership for the quarter ended March 31, 2000 was $7,281.

5.   COMPREHENSIVE INCOME

The provisions of FAS 133, "Accounting for Derivative Instruments and Hedging Activities," ("FAS 133") became effective for the Company on January 1, 2001. FAS 133 requires the Company to recognize the fair value of its derivative instruments on the balance sheet. Subsequent changes in the fair value would be recognized either in earnings or shareholders' deficit, depending on the purpose of the derivative instrument.

At March 31, 2001, the fair value of the Company's interest rate swaps was a loss of $2,443. The fair value of the interest rate swaps was recognized as other liabilities on the balance sheet with a corresponding charge to accumulated other comprehensive loss, a component of shareholders' deficit.

Comprehensive income for the quarters ended March 31, 2001 and 2000 was as follows:

                                                            Three months ended
                                                                 March 31,
                                                         --------------------------
                                                            2001             2000
                                                         --------------------------

Net income .......................................       $  12,861        $   9,685
Change in fair value of interest rate swaps ......          (2,443)              --
                                                         ---------        ---------
Comprehensive income .............................       $  10,418        $   9,685
                                                         =========        =========

6.   LITIGATION

In 1999, Sandy Goldberg, Dellwood Publishing, Inc. and Rockland Yellow Pages initiated a lawsuit against the Company and Bell Atlantic Corporation (now known as Verizon Communications, "Bell Atlantic") in the United States District Court of the Southern District of New York. The Rockland Yellow Pages is a proprietary directory that competes against a Bell Atlantic directory in the same region, for which the Company served as Bell Atlantic's sales agent through June 30, 2000. The complaint alleged that the defendants disseminated false information concerning the Rockland Yellow Pages, which resulted in damages to the Rockland Yellow Pages. The plaintiffs are seeking damages in excess of $30,000, which amount plaintiffs are seeking to have trebled under the antitrust laws.

In addition, the plaintiffs are also seeking punitive damages for an unspecified amount. In February 2000, Yellow Book USA, Inc., acquired Dellwood Publishing, Inc., but this matter was not part of the assets acquired by Yellow Book.

The defendants filed a motion to dismiss this complaint and in September 2000, the Court dismissed the complaint in its entirety, but allowed the plaintiffs to amend the complaint to replead any claims. In October 2000, the plaintiffs filed an amended complaint alleging substantially the same facts, claims and damages as set forth in the original complaint, and in November 2000, the defendants again filed a motion to dismiss the amended complaint. Oral argument regarding the motion to dismiss is scheduled for May 2001. While at this preliminary stage in the proceedings management is unable to predict the outcome of this matter, it presently believes that the resolution of the action will not have a material adverse effect on the Company's financial position or results of operations.

In 1996, Information Resources, Inc. ("IRI") filed a complaint in the United States District Court for the Southern District of New York, naming as defendants the Company (as successor of Old D&B), ACNielsen Company and IMS International Inc., each former subsidiaries of D&B ("IRI Action"). The complaint alleges, among other things, various violations of the antitrust laws and seeks damages in excess of $350,000, which IRI is seeking to have trebled under the antitrust laws. IRI also seeks punitive damages of an unspecified amount. Under the definitive agreement entered into in connection with the Distribution (the "Distribution Agreement"), New D&B has assumed the defense and will indemnify the Company against any payments to be made by the Company in respect of the IRI Action, including any related legal fees and expenses. As required by the Distribution Agreement, Moody's Corporation, which recently separated from New D&B, is also jointly and severally liable with New D&B for the indemnity obligation to the Company. Management presently believes that New D&B and Moody's have sufficient financial resources and/or borrowing capacity to satisfy all such liabilities and to reimburse the Company for all costs and expenses incurred.

Certain tax planning strategies entered into by Old D&B are currently subject to review by tax authorities. Pursuant to a series of agreements, IMS Health Incorporated ("IMS") and Nielsen Media Research, Inc. ("NMR") (both of which are former subsidiaries of D&B) are each jointly and severally liable to pay 50%, and Old D&B is liable for the remaining 50% of any payments for taxes and accrued interest arising from this matter and certain other potential tax liabilities after Old D&B pays the first $137,000 of tax liability. As a result of the form of the Distribution, the Company is the corporate successor of, and the taxpayer referred to herein as, Old D&B. However, pursuant to the terms of the Distribution Agreement and the Tax Allocation Agreement, New D&B assumed the defense and agreed to indemnify the Company against any payments to be made by the Company in respect of any tax liability that may be assessed and any related costs and expenses. In May 2000, the Internal Revenue Service (the "IRS") issued a summary report with respect to these tax-planning strategies. In connection with the summary report, New D&B filed an amended tax return for 1989 and 1990, which reflected $561,600 of tax and interest due and paid the IRS approximately $349,300 of this amount and IMS paid approximately $212,300. The Company understands that these payments were paid under dispute in order to stop additional interest from accruing. As required by the Distribution Agreement, Moody's Corporation is also jointly and severally liable with New D&B for the indemnity obligation to the Company. Management presently believes that New D&B, Moody's, IMS and NMR have sufficient financial resources and/or borrowing capacity to satisfy all such liabilities and to reimburse the Company for all related costs and expenses.

Other than the matters described above, the Company is involved in legal proceedings, claims and litigation arising in the ordinary conduct of its business. Although there can be no assurances, management presently believes that the outcome of such legal proceedings will not have a material adverse affect on the Company's financial position, results of operations or cash flows.

7.   BUSINESS SEGMENTS

As a result of strategic actions implemented during the second quarter of 2000, the Company restructured its reportable operating segments to better reflect the way management views its businesses. Accordingly, segment information for the quarter ended March 31, 2000 has been restated in accordance with the new reporting structure.

The Company's reportable operating segments are DonTech and Directory Advertising Services ("DAS"). The Company evaluates the performance of its operating segments and allocates resources to them primarily based on operating income contribution. Interest expense, interest income, income tax expense and non-operating income and expenses are not allocated to the operating segments.

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

Within the DAS segment, the Company provides advertising sales and marketing services for yellow pages and other directory products for affiliated entities of Sprint and performs pre-press publishing services for yellow pages directories. The Company's pre-press publishing operations were formerly reported separately as Directory Publishing Services. DAS also includes all information technology costs, a portion of which were previously allocated to and included in General & Corporate. Operating income for DAS includes revenue and direct expenses incurred by each DAS business unit plus an allocation of certain shared operating and general and administrative expenses based on estimated business usage.

General & Corporate (previously referred to as Other) represents expenses and assets not allocated to the operating segments.

Get Digital Smart ("GDS") included the results of the Company's Internet business. The Company ceased operations of this business in December 2000 and accordingly, GDS will not be reported as an operating segment in 2001.

Selected financial results for the three-month periods ended March 31, 2001 and 2000 are as follows:


                                                         Directory         Get
                                           DonTech      Advertising       Digital     General &     Consolidated
2001                                     Partnership      Services         Smart      Corporate        Totals
----------------------------------------------------------------------------------------------------------------

Advertising  sales (1)
  Calendar cycle ...................       $ 83,398       $ 44,936             --             --        $128,334
  Publication cycle ................        133,624         51,597             --             --         185,221
Net revenue ........................             --         18,839             --             --          18,839
Operating income (loss) ............         21,999          9,465             --       $ (3,803)         27,661
Depreciation and amortization ......             --          2,655             --            230           2,885
EBITDA (3) .........................         21,999         12,120             --         (3,573)         30,546
Total assets .......................        188,529         39,927             --         83,663         312,119


                                                       Directory        Get
                                         DonTech      Advertising      Digital    General &     Consolidated
2000                                   Partnership    Services (2)      Smart     Corporate       Totals
------------------------------------------------------------------------------------------------------------
Advertising  sales (1)
  Calendar cycle...................     $  78,687      $ 138,804              --           --     $ 217,491
  Publication cycle ...............       131,594         96,317              --           --       227,911
Net revenue........................            --         41,389              --           --        41,389
Operating income (loss)............        21,431         11,325        $ (2,141)    $ (5,041)       25,574
Depreciation and amortization......            --          4,104              --          420         4,524

EBITDA (3).........................        21,431         15,429          (2,141)      (4,621)       30,098
Total assets.......................       186,871        143,794             113       60,638       391,416

(1) Advertising sales represent the billing value of advertisements sold for an annual directory by the Company and DonTech. Calendar cycle advertising sales represent the billing value of advertisements sold for an annual directory stated on the same basis as revenue is recognized (that is, when a sales contract is signed where the Company acts as a sales agent and when a directory was published where the Company acted as the publisher). Publication cycle sales represent sales for directories that published in the current period regardless of when the advertising for that directory was sold. These sales are compared against sales for the same directories published in the prior year period. If events occur during the current year that effect the comparability of publication sales to the prior year, such as changes in directory publication dates or other contractual changes, then prior year publication sales are adjusted to conform to the current year presentation and maintain comparability. Accordingly, prior year DAS publication sales have been increased by $1,671.

(2) The DAS segment information for the quarter ended March 31, 2000 includes the following data relating to the results of the Bell Atlantic and Cincinnati businesses, which were disposed of in 2000. Accordingly, no financial results for these businesses are included for the period ended March 31, 2001.

Advertising  sales (1)
  Calendar cycle...................     $  88,537
  Publication cycle................        47,808
Net revenue........................        22,015
Operating income...................         3,490
Depreciation and amortization......         1,400
EBITDA (3).........................         4,890
Total assets.......................        73,315

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Certain statements contained in this Form 10-Q regarding R.H. Donnelley's future operating results or performance or business plans or prospects and any other statements not constituting historical fact are "forward-looking statements" subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. Where possible, the words "believe," "expect," "anticipate," "should," "planned," "estimated," "potential," "goal," "outlook," and similar expressions, as they relate to R.H. Donnelley or its management, have been used to identify such forward-looking statements. Regardless of any identifying phrases, these statements and all other forward-looking statements reflect only management's current beliefs and specific assumptions with respect to future business plans, prospects, decisions and results, and are based on information currently available to R.H. Donnelley. Accordingly, the statements are subject to significant risks, uncertainties and contingencies which could cause R.H. Donnelley's actual operating results, performance or business plans or prospects to differ from those expressed in, or implied by, these statements. Such risks, uncertainties and contingencies include, without limitation, the following: (1) loss of market share through competition; (2) uncertainties caused by the consolidation of the telecommunications industry; (3) introduction of competing products or technologies by other companies; (4) complexity and uncertainty regarding the development and/or deployment of new high technology products, and uncertainty regarding the acceptance rate of such products; (5) pricing pressures from competitors and/or customers; (6) changes in the yellow pages industries and markets; (7) a sustained economic downturn in the United States; and (8) the fact that the repurchase of the Company's common stock is subject to market conditions and compliance with legal restrictions and the Company's debt covenants. Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to update any forward-looking statements.

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

The Company is organized into two reportable operating segments as of January 1, 2001 - the DonTech Partnership ("DonTech") and Directory Advertising Services ("DAS"). During the second quarter of 2000, we implemented a series of strategic initiatives that included the termination of our sales agency agreement with Bell Atlantic Corporation ("Bell Atlantic"), the sale of our Cincinnati proprietary operations and the restructuring and extension of our CenDon relationship. Additionally, due to a restructuring of ChinaBig.com Limited ("ChinaBig"), the accounting for our investment in ChinaBig changed from equity method accounting to cost method accounting. Also, in December 2000, we ceased operations of our Get Digital Smart ("GDS") business. As a result of these strategic transactions, our reportable operating segments were restructured to better reflect the Company's operations and the way we view our businesses. Accordingly, segment information for the quarter ended March 31, 2000 has been restated in accordance with the new reporting structure.

DonTech is a 50/50 perpetual partnership with an operating unit of SBC Communications Inc. ("SBC"), which acts as the exclusive sales agent for yellow pages directories published by Ameritech Corporation ("Ameritech"), a wholly owned subsidiary of SBC, in Illinois and northwest Indiana. In addition to our 50% interest in the profits of DonTech, we receive revenue participation income from our partner, which is tied to advertising sales. Although DonTech provides advertising sales of yellow pages and other directory products similar to DAS, the partnership is considered a separate operating segment since, among other things, the employees of DonTech, including its officers and managers, are not our employees.

Within our DAS segment, we provide advertising sales and marketing services for yellow pages and other directory products for affiliated entities of Sprint Corporation ("Sprint") and perform pre-press publishing services for yellow pages directories. We are the exclusive sales agent in Central Florida for an operating unit of Sprint and the exclusive sales agent in Nevada, Florida, Virginia and North Carolina for CenDon LLC ("CenDon"), a joint venture with Centel Directory Company ("Centel"), a subsidiary of Sprint. We receive sales commissions on all advertising sold and receive a priority distribution on our membership interest in the LLC, which is tied to advertising sales. We also provide pre-press publishing services for yellow pages directories to publishers for whom we serve as sales agent as well as for an otherwise unaffiliated independent yellow pages publisher under separately negotiated contracts. Our pre-press publishing operations were previously reported as Directory Publishing Services, a separate operating segment. DAS also includes all information technology costs, a portion of which were previously allocated to and included in General & Corporate (previously referred to as Other). The results for DAS for the period ended March 31, 2000 also include the operating results of the disposed Bell Atlantic and Cincinnati businesses, and our share of the losses in ChinaBig.

During the period ended March 31, 2000, we served as the exclusive sales agent and publisher for the CenDon Partnership, which was a 50/50 partnership between the Company and Centel. Effective for directories that published after June 30, 2000, the Company and Centel entered into a series of agreements that effectively restructured the CenDon Partnership as a limited liability company - CenDon LLC. Under the new agreement, our commission revenue and related costs are recognized at the time of sale, rather than at the time of directory publication as had historically been the case for the CenDon Partnership and our sales agency business. Accordingly, the recognition of revenue and expenses for the CenDon operations during the period ended March 31, 2001 has been accounted for differently than during the period ended March 31, 2000.

The period ended March 31, 2000 also includes the operating results of GDS, the Company's Internet business, which was reported as a separate operating segment during 2000. GDS ceased operations in December 2000 and, accordingly, there were no financial results for the first quarter 2001 and GDS will not be reported as an operating segment in 2001.

As a sales agent, we recognize revenue from sales commissions at the time an advertising contract is executed with a customer. This includes sales commission revenue realized from Sprint, including CenDon (for directories that published after June 30, 2000), and Bell Atlantic (through June 30, 2000). Where we were the publisher, we recognized revenue when a directory was published. This included revenue realized from publication of directories by CenDon before June 30, 2000. There were no advertising sales or revenue recognized in 2000 from our Cincinnati proprietary operation as the business was sold prior to the scheduled directory publication date. We recognize revenue from our pre-press publishing services on a straight-line basis throughout the year as the services are performed.

Partnership income and related fees includes our share of the results of DonTech, revenue participation income, priority distribution income (for the quarter ended March 31, 2001) and our share of the results of the CenDon Partnership (for the quarter ended March 31, 2000).

                              RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2001 COMPARED WITH THREE MONTHS ENDED MARCH 31,
2000.

The three-month period ended March 31, 2000 includes the results of our Bell Atlantic, Cincinnati and Get Digital Smart businesses, which were disposed of subsequent to March 31, 2000. Therefore, due to the inclusion of these businesses in the results for the period ended March 31, 2000, we do not believe that a comparison of 2001 results to 2000 reported results would be meaningful. Accordingly, the information below for the period ended March 31, 2000 is presented on both a reported basis and an as adjusted basis. Therefore, this "Results of Operations" discussion ignores as no longer relevant or material changes between the 2001 and 2000 periods in the disposed operations. The as adjusted amounts assume these operations were disposed as of January 1, 2000 and are derived by excluding the amounts for the Bell Atlantic, Cincinnati and GDS operations from the reported 2000 amounts. The as adjusted amounts are presented for comparison purposes only and do not purport to represent what our actual results would have been for the period ended March 31, 2000 had the businesses been disposed as of January 1, 2000, nor do they project the financial condition or results of operations for any future period. For a discussion of the results of the disposed businesses during the period ended March 31, 2000, see Management's Discussion and Analysis of Financial Condition and Results of Operations in our Quarterly Report on Form 10-Q for our first quarter of 2000. For a discussion on these dispositions, see Management's Discussion and Analysis of Financial Condition and Results of Operations in our Form 10-K for the year ended December 31, 2000.

ADVERTISING SALES

Calendar Cycle Basis

Calendar cycle advertising sales represent the billing value of advertisements sold for an annual directory stated on the same basis as revenue is recognized (that is, when a sales contract is signed where the Company acts as a sales agent or when a directory was published where the Company acted as the publisher). The selling of advertising for a specific directory is managed as a sales campaign. The typical sales campaign begins approximately six to eight months prior to the scheduled publication date. As a result, the amount of calendar sales can fluctuate from the prior year due to various factors, including changes in the actual commencement date of the sales campaign and the timing of sales during the sales campaign.

Reported and as adjusted calendar cycle advertising sales by segment are presented below:

                                                                 2001 Reported vs.
                             Reported                            2000 As adjusted
                        -------------------     As adjusted    ----------------------
                         2001         2000         2000        $ Change     % Change
                        ------       ------     ------------   ----------------------

DonTech                 $ 83.4       $ 78.7       $ 78.7       $  4.7           6.0%
DAS                       44.9        138.8         50.3 (a)     (5.4)        (10.7)
                        ------       ------       ------       ------
Total                   $128.3       $217.5       $129.0       $ (0.7)         (0.5)%
                        ======       ======       ======       ======


(a)  Excludes Bell Atlantic calendar sales of $88.5 million for the quarter.

Calendar cycle sales were $128.3 million for the period ended March 31, 2001 compared to as adjusted calendar cycle sales of $129.0 million for the period ended March 31, 2000. DonTech sales were higher than the prior year primarily due to growth in directory sales and improvements in the billing and collection processes implemented by SBC. DAS sales were lower than the prior year primarily due to the restructuring of the CenDon relationship and the corresponding change in revenue recognition.

Publication Cycle Basis

We believe that an additional useful measure of sales performance is publication cycle sales. Publication cycle sales represent sales for directories that published in the current period regardless of when the advertising for that directory was sold. These sales are compared against sales for the same directories published in the prior year period. If events occur during the current year that effect the comparability of publication sales to the prior year, such as changes in directory publication dates or other contractual changes, then prior year publication sales are adjusted to conform to the current year presentation and maintain comparability. As such, prior year DAS publication sales have been increased by $1.7 million.

Reported and as adjusted publication cycle advertising sales by segment are presented below:

                                                                         2001 Reported vs.
                             Reported                                    2000 As adjusted
                      ----------------------       As adjusted        -----------------------
                        2001           2000           2000            $ Change      % Change
                      -------        -------       -----------        -----------------------
DonTech               $ 133.6        $ 131.6        $ 131.6           $   2.0            1.5%
DAS                      51.6           96.3           48.5 (a)           3.1            6.4
                      -------        -------        -------           -------
Total                 $ 185.2        $ 227.9        $ 180.1           $   5.1            2.8%
                      =======        =======        =======           =======

(a)  Excludes Bell Atlantic publication sales of $47.8 million for the quarter.

Publication cycle sales for the first quarter 2001 were $185.2 million compared to as adjusted publication sales of $180.1 million for the period ended March 31, 2000. Publication sales at DonTech increased 1.5% over the prior year primarily due to growth in the Chicago 2001 directory. DAS sales for the first quarter of 2001 increased 6.4% over the prior year as adjusted sales primarily due to growth in the January Las Vegas directory.

NET REVENUE

Net revenue consists principally of sales commissions earned on the value of advertising sold, less an estimate for potential claims and allowances, and fees for pre-press publishing services.

                                                                      2001 Reported vs.
                            Reported                                  2000 As adjusted
                     ---------------------        As adjusted      -----------------------
                      2001           2000             2000         $ Change       % Change
                     ------         ------       -------------     -----------------------

DAS                  $ 18.8         $ 41.4         $ 19.4 (a)      $ (0.6)          (3.1)%
                     ======         ======         ======          ======

(a) Excludes Bell Atlantic revenue of $22.0 million in the first quarter of 2000.

Net revenue was $18.8 million for the period ended March 31, 2001 compared to as adjusted net revenue of $19.4 million for the period ended March 31, 2000. Net revenue decreased in the quarter primarily due to the change in revenue recognition associated with the restructuring of the CenDon relationship. This decrease was partially offset by higher pre-press publishing revenue due to timing. In addition, we provided services to Yellow Book for the Cincinnati One Book directory in 2001 that were not provided in the first quarter of 2000 since we did not sell our Cincinnati directory operation to Yellow Book until April 2000.

EXPENSES

Reported and as adjusted expenses were as follows:

                                                                                  2001 Reported vs.
                                      Reported                  As                2000 As adjusted
                                --------------------         Adjusted          -----------------------
                                  2001          2000           2000            $ Change      % Change
                                ------        ------       -------------       -----------------------

Operating expenses              $ 10.6        $ 30.7         $ 12.8  (a)       $ (2.2)         (17.2)%
G&A expenses                       4.1           8.1            6.7  (b)         (2.6)         (38.8)
Provision for bad debts            0.6           0.7            0.7  (c)         (0.1)         (14.3)
D&A expense                        2.9           4.5            3.1  (d)         (0.2)          (6.5)
                                ------        ------         ------            ------
Total                           $ 18.2        $ 44.0         $ 23.3            $ (5.1)         (21.9)%
                                ======        ======         ======            ======

(a) Excludes operating expenses for Bell Atlantic of $15.1 million, Cincinnati expenses of $0.7 million and GDS expenses of $2.1 million for the first quarter of 2000.

(b) Excludes general and administrative expenses for Bell Atlantic of $1.2 million and Cincinnati expenses of $0.2 million for the first quarter of 2000.

(c) The provision for Bell Atlantic and Cincinnati for the first quarter of 2000 was minimal.

(d) Excludes depreciation and amortization expense for Bell Atlantic of $1.3 million and Cincinnati expense of $0.1 million for the first quarter of 2000.

Operating expenses were $10.6 million for the period ended March 31, 2001 compared to as adjusted operating expenses of $12.8 million for the period ended March 31, 2000. The decrease of $2.2 million, or 17.2% was due to reduced costs in our pre-press publishing operations and information technology function due to improvements in operational efficiency and headcount reductions. Also contributing to the period-over-period decrease was the change in expense recognition associated with the restructuring of the CenDon relationship, and operating expenses of $0.4 million incurred during the first quarter of 2000 relating to our ChinaBig investment.

General and administrative expenses were $4.1 million for the first quarter 2001 compared to as adjusted general and administrative expenses of $6.7 million for the first quarter 2000. The decrease of $2.6 million, or 38.8% was due to cost cutting actions and headcount reductions.

Provision for bad debts and depreciation and amortization expense for the quarter ended March 31, 2001 of $0.6 million and $2.9 million, respectively, were consistent with the first quarter of 2000 as adjusted amounts of $0.7 million and $3.1 million, respectively.


PARTNERSHIP INCOME

Partnership income by relationship was as follows:

                                       Reported                  2001 vs. 2000
                                --------------------         ---------------------
                                 2001          2000          $ Change     % Change
                                ------        ------         ---------------------

DonTech                         $ 22.0        $ 21.4         $  0.6           2.8%
CenDon                             5.0           7.3           (2.3)        (31.5)
ChinaBig                            --          (0.5)           0.5           n/m
                                ------        ------         ------
Total                           $ 27.0        $ 28.2         $ (1.2)         (4.3)%
                                ======        ======         ======

Partnership income for the first quarter of 2001 was $27.0 million compared to $28.2 million for the first quarter of 2000. The increase in partnership income from DonTech of $0.6 million was due to higher revenue participation income from the increase in sales slightly offset by lower equity income. Net income of the DonTech Partnership decreased $1.2 million ($0.6 million representing the Company's share) as the partnership incurred certain one-time expenses of $0.8 million in the first quarter of 2001 and a one-time benefit of $0.4 million in the first quarter of 2000. CenDon partnership income decreased $2.3 million primarily due to the change in revenue and expense recognition associated with the restructuring of the CenDon relationship. We did not recognize any losses from ChinaBig in the first quarter of 2001 due to the restructuring of this entity in 2000 and corresponding change in the accounting for this investment from equity method accounting to cost method accounting.

OPERATING INCOME

Operating income for DonTech includes our 50% interest in the profits of DonTech and revenue participation income, but does not include an allocation of certain operating and general and administrative expenses incurred to support this business. Operating income for DAS includes revenue and direct expenses incurred by each DAS business unit plus an allocation of certain shared operating and general and administrative expenses based on estimated business usage. General & Corporate represents overhead costs that are not allocated to the business segments.

Reported and as adjusted operating income by segment was as follows:

                                                                                   2001 Reported vs.
                                      Reported                   As                2000 As adjusted
                               ----------------------         Adjusted           ---------------------
                                2001            2000            2000              $ Change   % Change
                               ------          ------         ---------          ---------------------

DonTech                        $ 22.0          $ 21.4         $ 21.4             $ 0.6            2.8%
DAS                               9.5            11.3            7.8 (a)           1.7           21.8
GDS                                --            (2.1)            -- (b)            --             --
General & Corporate              (3.8)           (5.0)          (5.0)              1.2           24.0
                               ------          ------         ------             -----
Total                          $ 27.7          $ 25.6         $ 24.2             $ 3.5           14.5%
                               ======          ======         ======             =====

(a) Excludes operating income from Bell Atlantic of $4.3 million and operating loss for Cincinnati of $0.8 million for the first quarter of 2000.

(b)  Excludes the operating loss for GDS for the first quarter of 2000.

Reported operating income for the period ended March 31, 2001 was $27.7 million compared to as adjusted operating income of $24.2 million for the period ended March 31, 2000. See "- Partnership Income" above for an explanation of the increase in DonTech operating income. DAS operating income for the quarter ended March 31, 2001 increased $1.7 million to $9.5 million over as adjusted operating income for the first quarter of 2000 of $7.8 million. This increase was due to lower information technology and pre-press publishing costs due to cost cutting initiatives and higher pre-press publishing revenue due to timing and additional services provided to Yellow Book in 2001 for the Cincinnati One Book directory that were not provided in the first quarter of 2000. Also contributing to the period-over-period increase was $0.9 million of costs and equity losses associated with the ChinaBig investment in the first quarter of 2000. The decrease in General & Corporate is due to cost cutting initiatives and headcount reductions.

INTEREST AND TAXES

Net interest expense for the first quarter 2001 was $6.5 million compared to $9.2 million in the first quarter 2000. The decrease is primarily due to the prepayment of $50 million of bank debt in the third quarter of 2000 and higher interest income from the proceeds of the sale of the Bell Atlantic and Cincinnati businesses.

The effective tax rate for the first three months of 2001 decreased to 37.5% compared to 40.8% in the first three months of 2000. The decrease in the effective rate is due to various previously described actions taken during the latter part of 2000.

EXTRAORDINARY LOSS

In connection with the prepayment of debt in the first quarter of 2001, we recognized an extraordinary after-tax loss of $0.3 million from the write-off of related deferred financing costs. The extraordinary loss had the effect of reducing diluted earnings per share by $0.01 in the period ended March 31, 2001.

NET INCOME AND EARNINGS PER SHARE

Due to the factors mentioned above, net income and earnings per share for the first quarter 2001 increased to $12.9 million and $0.41 per diluted share (after extraordinary loss) compared to $9.7 million and $0.29 per diluted share for the first quarter 2000.


                         LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2001, we had cash on hand of $19.9 million and borrowing capacity of $100 million under our $100 million Senior Revolving Credit Facility (the "Revolver").

During the quarter, we generated $29.1 million of cash flow from operations compared to $35.0 million in the first quarter 2000. Contributing to the $5.9 million decrease was lower collections of accounts receivable due to the timing of commission payments as a result of the restructuring of the CenDon relationship. Under the new relationship, commissions are received in the month of directory publication whereas, under the prior arrangement, commissions were received in the month following directory publication. Therefore, commissions for directories that published in December 2000 were received in December 2000 whereas commissions for the comparable December 1999 publications were received during the first quarter of 2000. Also contributing to the decrease were payments during the first quarter 2001 for severance and other items relating to the sale of the Bell Atlantic, Cincinnati and GDS businesses, as well as higher bonus payments made in 2001 versus 2000 due to financial incentives resulting from the full-year 2000 performance. Partially offsetting these decreases was higher cash received from CenDon due to timing as a result of the restructuring of the CenDon relationship. We believe that cash from operations and available debt capacity under the Revolver will be sufficient to fund our operations and meet our anticipated investment, capital expenditures and debt service requirements for the foreseeable future.

Net cash used in investing activities during the first quarter 2001 was $2.6 million compared to $3.2 million in the first quarter 2000. Cash used in investing activities during these periods consisted of purchases of fixed assets and computer software and investments in ChinaBig. Expenditures for fixed assets and computer software during the quarter of $1.0 million was $1.1 million lower than the previous year quarter due to the strategic actions taken in 2000 and reduction in headcount. We made additional investments in ChinaBig of $1.6 million and $1.0 million during the first quarter 2001 and 2000, respectively. The $1.6 million investment made during the first quarter of 2001 represented our final required payment for our investment. We currently have no material commitments for investment spending or capital expenditures.

Net cash used in financing activities was $62.0 million in the first quarter 2001 and $18.3 million in the first quarter of 2000. Cash used in financing activities consisted of the payment of debt, the repurchase of our common stock and proceeds from employee stock option exercises. The increase over the prior year quarter is primarily due to the prepayment of $50 million of debt in the quarter. During the quarter, we also spent $13.3 million to repurchase shares of our common stock under both our systematic share repurchase plan and our open market share repurchase plan. At March 31, 2001, we had available authorization to repurchase $62.4 million of common stock under our $100 million open market share repurchase plan through April 2002, and to repurchase 2.3 million shares under the systematic share repurchase plan to offset the dilutive impact on earnings of the exercise of employee stock options.

MARKET RISK SENSITIVE INSTRUMENTS

We are exposed to interest rate risk on our variable rate debt. In order to manage our exposure to fluctuations in interest rates, we have entered into interest rate swap agreements which allow us to raise funds at floating rates and effectively swap them into fixed rates that are lower than those available if fixed rate borrowings were made directly. These derivative financial instruments are viewed as risk management tools and are entered into for hedging purposes only. We do not use derivative financial instruments for trading or speculative purposes. There has been no change in the $175 million outstanding notional amount of interest rate swaps since December 31, 2000. In June 2001, an interest rate swap agreement with a notional value of $50 million will expire. Due to the reduced level of indebtedness, management currently does not intend to replace the expiring interest rate swap agreement.

The unrealized fair value of the swaps was a loss of $2.4 million at March 31, 2001. In accordance with FAS 133, "Accounting for Derivative Instruments and Hedging Activities," which became effective for the Company on January 1, 2001, this fair value loss was recognized on the balance sheet in other liabilities with a corresponding charge to accumulated other comprehensive loss, a component of shareholders' deficit.


Item 3. Quantitative and Qualitative Disclosure About Market Risk

The requirements of this Item are discussed in Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations "- Market Risk Sensitive Instruments."

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Reference is made to the discussion of legal proceedings under Item 3 of Part I in the Company's Annual Report on Form 10-K for the year ended December 31, 2000 ("10-K"). As of March 31, 2001, there has been no material change in the information with respect to legal proceedings from that set forth in the 10-K. See also Note 6 of the Notes to the Consolidated Financial Statements in Item 1 of Part 1 of this Quarterly Report on Form 10-Q.

The Company is also involved in certain legal proceedings incidental to the normal conduct of its business. Although there can be no assurances, management believes that the outcome of such legal proceedings will not have a material adverse effect on the Company's financial position, results of operations or cash flows.


Item 4. Submission of Matters to a Vote of Security Holders

The Company held its Annual Meeting of Stockholders ("Meeting") in White Plains, N.Y. on May 1, 2001. At the Meeting, the Company's stockholders elected the three Class II Directors nominated for election by the Board of Directors to serve three-year terms as follows:

                                                        Votes
Name                                 Votes For         Withheld
----                                 ---------         --------

Kenneth G. Campbell                 27,405,852          708,311
Carol J. Parry                      27,063,255        1,050,908
Barry Lawson Williams               27,404,828          709,335

The other members of the Company's Board of Directors, Diane P. Baker, Darius W. Gaskins, Jr., William G. Jacobi, Robert Kamerschen and Frank R. Noonan, were not subject to re-election by stockholders this year and continue in office.

At the Meeting, the Company's stockholders also approved the 2001 Stock Award and Incentive Plan and ratified the appointment of PricewaterhouseCoopers LLP ("PwC") as the Company's independent accountants for 2001 as follows:

                                                            Votes For       Votes Against      Abstentions
                                                            ---------       -------------      -----------
Approval of 2001 Stock Award and Incentive Plan             16,867,827        6,294,400          107,426
Ratification of the appointment of PwC                      27,828,491          255,377           30,295


Item 6. Exhibits and Reports on Form 8-K

     (a)  Exhibits

EXHIBIT NO.     DOCUMENT

3.1 Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q for the three months ended March 31, 1999, Commission File No.
                001-07155)

3.2 By-laws of the Company (incorporated by reference to Exhibit 3.2 to the Quarterly Report on 3.2 Form 10-Q for the three months ended March 31, 1999, Commission File No. 001-07155)

3.3             Certificate of Incorporation of R.H. Donnelley Inc.
                (incorporated by reference to Exhibit 3.3 to Amendment No. 1 to the Registration Statement on Form S-4, filed with the Securities and Exchange Commission on August 7, 1998,
                Registration No. 333-59287)

3.4             By-laws of R.H. Donnelley Inc. (incorporated by reference to
                Exhibit 3.4 to the Registration Statement on Form S-4, filed with the Securities and Exchange Commission on July 17, 1998,
                Registration No. 333-59287)

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

4.5             Amendment No. 1 to Rights Agreement dated as of February 26,
                2001 by and among R.H. Donnelley Corporation, First Chicago
                Trust Company of New York (as initial Rights Agent) and The Bank of New York (as successor Rights Agent) (incorporated by reference to Exhibit 4.5 to the Annual Report on Form 10-K for the year ended December 31, 2000, Commission File No. 001-07155)

10.1            Form of Distribution Agreement between the Company (f/k/a The
                Dun & Bradstreet Corporation) and The New Dun & Bradstreet
                Corporation (incorporated by reference to Exhibit 99.2 to the Form 8-K of the Company (f/k/a The Dun & Bradstreet
                Corporation), filed on June 30, 1998, Commission File No.
                001-07155)

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

10.12 Second Amended and Restated Partnership Agreement, effective as of August 19, 1997, by and between R.H. Donnelley Inc. (f/k/a
                The Reuben H. Donnelley Corporation) and Ameritech Publishing of
                Illinois (incorporated by reference to Exhibit 10.14 to Amendment No. 1 to the Registration Statement on Form S-4, filed with the Securities and Exchange Commission on August 7, 1998,
                Registration No. 333-59287)

10.13/\         Key Employees' Performance Unit Plan, as amended and restated
                (incorporated by reference to Exhibit 10.15 to Amendment No. 3 to the Registration Statement on Form S-4, filed with the Securities and Exchange Commission on September 28, 1998,
                Registration No. 333-59287)

10.14/\ 1991 Key Employees' Stock Option Plan, as amended and restated through April 25, 2000 (incorporated by reference to Exhibit
                10.17 to the Company's Quarterly Report on Form 10-Q for the three months ended September 30, 2000, Commission File No.
                001-07155)

10.15/\ Amended and Restated 1998 Directors' Stock Plan (incorporated by reference to Exhibit 10.18 to the Company's Annual Report on Form 10-K for the year ended December 31, 1999, Commission File
                No. 001-07155)

10.16/\ Annual Incentive Plan, as amended and restated (incorporated by reference to Exhibit 10.18 to Amendment No. 3 to the Registration Statement on Form S-4, filed with the Securities and Exchange Commission on September 28, 1998, Registration No.
                333-59287)

10.17/\ Supplemental Executive Benefit Plan (incorporated by reference to Exhibit 10.19 to Amendment No. 3 to the Registration
                Statement on Form S-4, filed with the Securities and Exchange
                Commission on September 28, 1998, Registration No. 333-59287)

10.18/\         Deferred Compensation Plan (incorporated by reference to Exhibit
                4.01 to the Company's

                Registration Statement on Form S-8, filed with the Securities and Exchange Commission on November 24, 1999, Registration No.
                333-91613)

10.19/\         Employment Agreement dated as of September 28, 1998 between the
                Company and Frank R. Noonan (incorporated by reference to
                Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, Commission File No.
                001-07155)

10.20/\         Employment Agreement dated as of September 28, 1998 between the
                Company and Philip C. Danford (incorporated by reference to
                Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, Commission File No.
                001-07155)

10.21/\         Amendment No. 1 to Employment Agreement dated as of July 27,
                2000 between the Company and Phillip C. Danford (incorporated by reference to Exhibit 10.21 to the Annual Report on Form 10-K for the year ended December 31, 2000, Commission File No. 001-07155)

10.22/\         Amendment No. 2 to Employment Agreement dated as of February 27,
                2001 between the Company and Phillip C. Danford (incorporated by reference to Exhibit 10.22 to the Annual Report on Form 10-K for the year ended December 31, 2000, Commission File No. 001-07155)

10.23/\         Employment Agreement dated as of September 28, 1998 between the
                Company and David C. Swanson (incorporated by reference to
                Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, Commission File No.
                001-07155)

10.24/\         Amendment No. 1 to Employment Agreement dated as of July 27,
                2000 between the Company and David C. Swanson (incorporated by reference to Exhibit 10.24 to the Annual Report on Form 10-K for the year ended December 31, 2000, Commission File No. 001-07155)

10.25/\         Amendment No. 2 to Employment Agreement dated as of February 27,
                2001 between the Company and David C. Swanson (incorporated by reference to Exhibit 10.25 to the Annual Report on Form 10-K for the year ended December 31, 2000, Commission File No. 001-07155)

10.26/\         Employment Agreement dated as of September 28, 1998 between the
                Company and Judith A. Norton (incorporated by reference to
                Exhibit 10.25 to the Company's Annual Report on Form 10-K for the year ended December 31, 1999, Commission File No. 001-07155)

10.27/\         Amendment No. 1 to Employment Agreement dated as of July 27,
                2000 between the Company and Judith A. Norton (incorporated by reference to Exhibit 10.27 to the Annual Report on Form 10-K for the year ended December 31, 2000, Commission File No. 001-07155)

10.28/\         Amendment No. 2 to the Employment Agreement dated as of February
                27, 2001 between the Company and Judith A. Norton (incorporated by reference to Exhibit 10.28 to the Annual Report on Form 10-K for the year ended December 31, 2000, Commission File No.
                001-07155)

10.29/\ Separation Agreement and Release dated as of March 15, 2001 between the Company and Judith A. Norton (incorporated by reference to Exhibit 10.29 to the Annual Report on Form 10-K for the year ended December 31, 2000, Commission File No. 001-07155)

10.30/\         Employment Agreement dated as of March 23, 2000 between Get
                Digital Smart.com, Inc. and Thomas A. Daniel (incorporated by reference to Exhibit 10.30 to the Annual Report on Form 10-K for the year ended December 31, 2000, Commission File No. 001-07155)

10.31/\ Separation Agreement and Release dated as of February 28, 2001 between Get Digital Smart.com and Thomas A. Daniel (incorporated by reference to Exhibit 10.31 to the Annual Report on From 10-K for the year ended December 31, 2000, Commission File No.
                001-07155)

10.32/\         Employment Agreement dated as of September 28, 1998 between the
                Company and Frank M. Colarusso (incorporated by reference to
                Exhibit 10.32 to the Annual Report on Form 10-K for the year ended December 31, 2000, Commission File No. 001-07155)

10.33/\         Amendment No. 1 to Employment Agreement dated as of July 27,
                2000 between the Company and Frank M. Colarusso (incorporated by reference to Exhibit 10.33 to the Annual Report on Form 10-K for the year ended December 31, 2000, Commission File No. 001-07155)

10.34/\         Amendment No. 2 to Employment Agreement dated as of February 27,
                2001 between the Company and Frank M. Colarusso (incorporated by reference to Exhibit 10.34 to the Annual Report on Form 10-K for the year ended December 31, 2000, Commission File No. 001-07155)

10.35/\         Employment Agreement dated as of September 26, 2000 between the
                Company and William C. Drexler (incorporated by reference to
                Exhibit 10.35 to the Annual Report on Form 10-K for the year ended December 31, 2000, Commission File No. 001-07155)

10.36/\         Amendment No. 1 to Employment Agreement dated as of February 27,
                2001 between the Company and William C. Drexler (incorporated by reference to Exhibit 10.36 to the Annual Report on Form 10-K for the year ended December 31, 2000, Commission File No. 001-07155)

10.37/\         Employment Agreement dated as of January 1, 2001 between the
                Company and Robert J. Bush (incorporated by reference to Exhibit
                10.37 to the Annual Report on Form 10-K for the year ended
                December 31, 2000, Commission File No. 001-07155)

10.38/\         Amendment No. 1 to Employment Agreement dated as of February 27,
                2001 between the Company and Robert J. Bush (incorporated by reference to Exhibit 10.38 to the Annual Report on Form 10-K for the year ended December 31, 2000, Commission File No. 001-07155)

10.39/\         2001 Partner Share Plan (incorporated by reference to Exhibit
                99.1 to Registration Statement on Form S-8, filed with the Securities and Exchange Commission on April 30, 2001,
                Registration No. 333-59790)

10.40/\*       2001 Stock Award and Incentive Plan

--------------------------
     *Filed herewith
     /\ Management contract or compensatory plan

(b)  Reports on Form 8-K:

     Current Report on Form 8-K, dated January 11, 2001, disclosing under Item 9 that certain members of senior management of the Company were scheduled later that day to present at an investor conference and, among other things, intended to reiterate previous public disclosure of the Company's full year 2000 and 2001 projected earnings per share.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                R.H. DONNELLEY CORPORATION


Date: May 11, 2001                        By:   /s/ Philip C. Danford
                                                --------------------------------------------------
                                                Philip C. Danford
                                                Senior Vice President and Chief Financial Officer



Date: May 11, 2001                        By:   /s/ William C. Drexler
                                                --------------------------------------------------
                                                William C. Drexler
                                                Vice President and Controller


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                R.H. DONNELLEY INC.


Date: May 11, 2001                        By:   /s/ Philip C. Danford
                                                --------------------------------------------------
                                                Philip C. Danford
                                                Senior Vice President and Chief Financial Officer



Date: May 11, 2001                        By:   /s/ William C. Drexler
                                                --------------------------------------------------
                                                William C. Drexler
                                                Vice President and Controller