Form 10-Q
period 2001-06-30
R H DONNELLEY CORP; DONNELLEY R H INC
filed 2001-08-10
CIK 30419, 1065310

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q
(Mark one)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001
                               -------------

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                         to
                               -----------------------   ----------------------
                        Commission file number 001-07155

                           R.H. DONNELLEY CORPORATION
                           --------------------------
             (Exact name of registrant as specified in its charter)

                Delaware                                           13-2740040
------------------------------------------     ---------------------------------------------
        (State of Incorporation)                      (I.R.S. Employer Identification No.)

 One Manhattanville Road, Purchase N.Y.                               10577
------------------------------------------     ---------------------------------------------
(Address of principal executive offices)                           (Zip Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes X   No
                                       ---    ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

               Title of Class                        Shares Outstanding at August 1, 2001
               --------------                        ------------------------------------
    Common Stock, par value $1 per share                          30,108,078

                        Commission file number 333-59287
                              R.H. DONNELLEY INC. *
                              ---------------------
             (Exact name of registrant as specified in its charter)

                Delaware                                           36-2467635
------------------------------------------     ---------------------------------------------
        (State of Incorporation)                      (I.R.S. Employer Identification No.)

 One Manhattanville Road, Purchase N.Y.                               10577
------------------------------------------     ---------------------------------------------
(Address of principal executive offices)                           (Zip Code)


Registrants' telephone number, including area code  (914) 933-6400
                                                    --------------

* R.H. Donnelley Inc. is a wholly owned subsidiary of R.H. Donnelley Corporation. R.H. Donnelley Inc. became subject to the filing requirements of
Section 15(d) on October 1, 1998 in connection with the public offer and sale of its 9 1/8% Senior Subordinated Notes. As of August 1, 2001, 100 shares of R.H. Donnelley Inc. common stock, no par value, were outstanding.

                           R.H. DONNELLEY CORPORATION

                               INDEX TO FORM 10-Q


PART I.    FINANCIAL INFORMATION                                                 PAGE
--------------------------------                                                 ----
Item 1.     Financial Statements

                Consolidated Statements of Operations for the three and six
                months ended June 30, 2001 and 2000..............................    3

                Consolidated Balance Sheets at June 30, 2001 and December 31,
                2000.............................................................    4

                Consolidated Statements of Cash Flows for the six months ended
                June 30, 2001 and 2000...........................................    5

                Notes to Consolidated Financial Statements.......................    6


Item 2.     Management's Discussion and Analysis of Financial Condition and
            Results of Operations................................................    12

Item 3.     Quantitative and Qualitative Disclosure About Market Risk............    21

PART II.   OTHER INFORMATION
----------------------------

Item 1.     Legal Proceedings....................................................    22

Item 4.     Submission of Matters to a Vote of Security Holders..................    22

Item 6.     Exhibits and Reports on Form 8-K.....................................    23


SIGNATURES.......................................................................    28

R.H. DONNELLEY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                      THREE MONTHS ENDED       SIX MONTHS ENDED
                                                           JUNE 30,                JUNE 30,
                                                    -----------------------------------------------
(amounts in thousands, except per share data)           2001       2000        2001        2000
---------------------------------------------------------------------------------------------------
Gross revenue..................................     $  20,342    $ 62,405   $ 39,532    $ 107,701
Less: sales allowances.........................          (308)     (2,245)      (659)      (6,152)
                                                    ---------    --------   --------    ---------
    Net revenue................................        20,034      60,160     38,873      101,549

Expenses
   Operating expenses..........................        13,286      38,613     23,838       69,347
   General and administrative expenses.........         5,013       6,297      9,160       14,385
   Provision for doubtful accounts.............           983       1,995      1,599        2,644
   Depreciation and amortization...............         2,755       4,249      5,640        8,773
                                                    ---------    --------   --------    ---------
    Total expenses.............................        22,037      51,154     40,237       95,149

Income from partnerships and related fees......        41,211      43,204     68,235       71,383
                                                    ---------    --------   --------    ---------

    Operating income...........................        39,208      52,210     66,871       77,783

Interest income................................           270         306      1,546          442
Interest expense...............................        (6,498)     (9,472)   (14,300)     (18,822)
Gain on disposition of businesses..............            --      89,435         --       89,435
                                                    ---------    --------   --------    ---------

    Income before taxes and extraordinary loss.        32,980     132,479     54,117      148,838

Provision for income taxes.....................        12,368      50,628     20,294       57,302
                                                    ---------    --------   --------    ---------

    Income before extraordinary loss...........        20,612      81,851     33,823       91,536


Extraordinary loss (net of taxes of $208)......            --          --        348           --
                                                    ---------    --------   --------    ---------

    Net income.................................     $  20,612    $ 81,851   $ 33,475    $  91,536
                                                    =========    ========   ========    =========

Earnings per share before extraordinary loss
    Basic......................................     $    0.68    $   2.56   $   1.10    $    2.83
    Diluted....................................     $    0.66    $   2.50   $   1.07    $    2.78

Earnings per share after extraordinary loss
    Basic......................................     $    0.68    $   2.56   $   1.09    $    2.83
    Diluted....................................     $    0.66    $   2.50   $   1.06    $    2.78

Shares used in computing earnings per share
    Basic......................................        30,519      31,989     30,696       32,303
    Diluted....................................        31,465      32,727     31,580       32,887

The accompanying notes are an integral part of the consolidated financial statements.

R.H. DONNELLEY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                                                JUNE 30,       December 31,
(amounts in thousands, except share and per share data)           2001             2000
--------------------------------------------------------------------------------------------
                           ASSETS
CURRENT ASSETS
Cash and cash equivalents ................................   $       7,655    $      55,437
Accounts receivable ......................................          37,919           37,646
Less: sales allowance and allowance for doubtful accounts           (7,684)          (7,355)
                                                             -------------    -------------
    Net accounts receivable ..............................          30,235           30,291
Other current assets .....................................          10,232           13,321
                                                             -------------    -------------
    Total current assets .................................          48,122           99,049

Fixed assets and computer software, net ..................          17,181           21,633
Partnership investments and related receivables ..........         211,027          213,834
Investment in ChinaBig.com ...............................          13,432           13,432
Prepaid pension ..........................................          20,195           19,457
Other non-current assets .................................           6,091            6,379
                                                             -------------    -------------

    TOTAL ASSETS .........................................   $     316,048    $     373,784
                                                             =============    =============

            LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued liabilities .................   $      27,522    $      44,648
Accrued interest payable .................................           5,466            6,490
Current portion of long-term debt ........................              --            4,224
                                                             -------------    -------------
    Total current liabilities ............................          32,988           55,362

Long-term debt ...........................................         301,750          347,526
Deferred income taxes ....................................          58,871           60,913
Postretirement and postemployment benefits ...............          10,070            8,598
Other liabilities ........................................          15,776            9,895

Commitments and contingencies

SHAREHOLDERS' DEFICIT
Preferred stock, par value $1 per share, authorized -
   10,000,000 shares, outstanding - none .................              --               --
Common stock, par value $1 per share, authorized -
   400,000,000 shares; issued - 51,621,894 shares for
   2001 and 2000 .........................................          51,622           51,622
Additional paid-in capital ...............................          24,937           18,373
Unamortized restricted stock .............................            (439)            (232)
Equity options outstanding ...............................             315              242
Retained deficit .........................................         (45,210)         (78,685)
Accumulated other comprehensive loss .....................          (2,291)              --
Treasury stock, at cost, 21,497,770 shares for 2001 and
   20,682,293 shares for 2000 ............................        (132,341)         (99,830)
                                                             -------------    -------------
    Total shareholders' deficit ..........................        (103,407)        (108,510)
                                                             -------------    -------------

    TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT ..........   $     316,048    $     373,784
                                                             =============    =============

The accompanying notes are an integral part of the consolidated financial statements.

R.H. DONNELLEY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                       SIX MONTHS ENDED
                                                                           JUNE 30,
                                                                     ----------------------
(amounts in thousands)                                                  2001       2000
-------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income .....................................................   $  33,475    $  91,536

Reconciliation of net income to net cash provided by
  operating activities:
     Depreciation and amortization .............................       5,640        8,773
     Provision for doubtful accounts ...........................       1,599        2,644
     Deferred income taxes .....................................        (500)         776
     Other noncash charges .....................................         662        1,254
     Extraordinary loss (net of taxes of $208) .................         348           --
     Gain on disposition of businesses (net of taxes of $34,433)          --      (55,002)
     Cash received in excess of income from partnerships .......       9,148        8,392
     (Increase) decrease in accounts receivable ................      (1,543)      29,338
     Decrease in other assets ..................................       1,599        3,235
     (Decrease) increase in accounts payable and accrued
        liabilities ............................................     (17,204)      10,568

     Increase in other liabilities .............................       1,472          689
                                                                   ---------    ---------
      Net cash provided by operating activities ................      34,696      102,203

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to fixed assets and computer software ................      (1,952)      (5,511)
Investment in ChinaBig.com .....................................      (1,550)      (3,938)
Proceeds from disposition of businesses ........................          --      122,009
                                                                   ---------    ---------
      Net cash (used in) provided by investing activities ......      (3,502)     112,560

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of debt ..............................................     (50,000)      (3,000)
Purchase of treasury stock .....................................     (32,538)     (25,531)
Proceeds from exercise of stock options ........................       3,562        2,416
                                                                   ---------    ---------
      Net cash used in financing activities ....................     (78,976)     (26,115)

(Decrease) increase in cash and cash equivalents ...............     (47,782)     188,648
Cash and cash equivalents, beginning of year ...................      55,437        2,390
                                                                   ---------    ---------
Cash and cash equivalents, end of period .......................   $   7,655    $ 191,038
                                                                   =========    =========


SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid ..................................................   $  12,292    $  17,327
                                                                   =========    =========
Income taxes paid ..............................................   $  21,867    $  13,750
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

2.  DISPOSITION OF BUSINESSES AND RELATED COST CUTTING ACTIONS
On April 27, 2000, the Company sold its Cincinnati proprietary directory business to Yellow Book USA, Inc. for $8,000.

On June 30, 2000, the Company entered into an agreement ("Agreement") with an affiliate of Bell Atlantic Corporation ("Bell Atlantic") for the early termination of the directory services agreements between the Company and Bell Atlantic dated September 5, 1985 and May 5, 1998, as amended (the "Agency Agreements"). Pursuant to the Agency Agreements, the Company had served as exclusive advertising sales agent for Bell Atlantic directories covering substantially all of New York State. The Agency Agreements had been scheduled to expire in 2005 and 2003, respectively. The transactions contemplated by the Agreement were also consummated on June 30, 2000.

Under the terms of the Agreement, the Company received cash proceeds of $114,009. The Company also received commissions of approximately $42,000 for sales which occurred prior to the closing, but which were not yet payable under the terms of the Agency Agreements and approximately $15,000 in connection with its sales for certain directories that published in the pre-closing period.

In connection with the above actions, the Company also implemented cost-cutting measures, including headcount reductions, at its Raleigh, NC facility and corporate headquarters consistent with its new streamlined operating structure.

The Company recognized a pretax gain from the above transactions of $89,435 ($55,002 after taxes), net of approximately $39,800 of costs incurred for severance and other related costs associated with work-force reductions, asset write-offs, including internal software, and other transaction related costs, partially offset by pension related gains of $7,200.

3.  EARNINGS PER SHARE
The table below provides a reconciliation of basic weighted average shares outstanding to diluted weighted average shares outstanding for each period presented.

                                                        Three months ended    Six months ended
                                                             June 30,             June 30,
                                                        ----------------------------------------
                                                          2001       2000     2001      2000
                                                          ----       ----     ----      ----
Weighted average shares outstanding - basic........       30,519     31,989   30,696   32,303
Potentially dilutive shares........................          946        738      884      584
                                                          ------     ------   ------   ------
Weighted average shares outstanding - diluted......       31,465     32,727   31,580   32,887
                                                          ======     ======   ======   ======

4.  LONG-TERM DEBT
Long-term debt consisted of the following:

                                                                     June 30,    Dec. 31,
                                                                       2001        2000
                                                                    ---------------------
Senior Subordinated 9.125% Notes...............................      $150,000   $150,000
Senior Secured Term Facilities.................................       151,750    201,750
                                                                      -------    -------
    Total......................................................       301,750    351,750
Less current portion...........................................            --      4,224
                                                                      -------    -------
    Net long-term debt.........................................      $301,750   $347,526
                                                                      =======    =======

In March 2001, the Company prepaid $50,000 of Senior Secured Term Facilities, and in connection with the prepayment, recorded an after-tax extraordinary loss of $348 relating to the write-off of related deferred financing costs.

5.  PARTNERSHIP INVESTMENTS
The Company has a 50/50 perpetual partnership ("DonTech") with an operating unit of SBC Communications Inc. ("SBC"). DonTech acts as the exclusive sales agent for yellow pages directories published in Illinois and northwest Indiana by Ameritech Corporation ("Ameritech"), a wholly owned subsidiary of SBC. The Company has a 50% interest in the profits of DonTech and also receives revenue participation income from SBC, which is tied to advertising sales. The table below shows summarized financial information of DonTech. Revenue participation income is not shown in the table.

                                                      Three months ended     Six months ended
                                                           June 30,              June 30,
                                                    -------------------------------------------
                                                       2001        2000      2001      2000
                                                       ----        ----      ----      ----
Net revenue....................................     $ 31,673    $ 30,489    $ 52,778  $ 50,394
Operating income...............................       14,093      13,981      17,654    18,198
Net income.....................................       14,185      14,062      17,838    18,843
Total assets...................................      133,566     131,064     133,566   131,064

Income and related fees ("partnership income") from DonTech were as follows:

                                                      Three months ended     Six months ended
                                                           June 30,              June 30,
                                                    -------------------------------------------
                                                       2001        2000      2001      2000
                                                       ----        ----      ----      ----
50% share of DonTech profits...................      $ 7,093     $ 7,030     $ 8,919  $ 9,422
Revenue participation income...................       29,992      28,973      50,165   48,013
                                                      ------      ------      ------   ------
Total partnership income.......................      $37,085     $36,003     $59,084  $57,435
                                                      ======      ======      ======   ======

The Company also has a joint venture, CenDon LLC ("CenDon"), with Centel Directory Company ("Centel"), a subsidiary of Sprint Corporation ("Sprint"). Partnership income from CenDon consists of a priority distribution on the Company's membership interest in CenDon, which is tied to advertising sales. Through June 30, 2000, the Company had a 50/50 partnership with Centel, the CenDon Partnership, formed to publish directories in Nevada, Florida, Virginia and North Carolina. Partnership income for the quarter and six months ended June 30, 2000 consisted of the Company's share of the profits of the CenDon Partnership. Effective for directories that published after June 30, 2000, the Company and Centel entered into a series of agreements that effectively restructured the CenDon Partnership as a limited liability company - CenDon LLC. Under the modified arrangement, Centel assumed responsibility for the marketing, printing and delivery of directories and related support services such as customer support and collections and the Company continued to be the exclusive sales agent in Nevada, Florida, Virginia and North Carolina and to provide certain pre-press publishing services. As a result of the modified arrangement, revenue and related cost are now recognized at the time of sale, rather than at the time of directory publication as had historically been the case for the CenDon Partnership. Accordingly, the Company recognized a one-time operating income benefit of $15,771, which included a one-time partnership income benefit of $5,422, for the quarter and six months ended June 30, 2000. The CenDon sales agency agreement extends through 2010.

Partnership income from CenDon was as follows:

                                                      Three months ended     Six months ended
                                                           June 30,              June 30,
                                                    -------------------------------------------
                                                       2001        2000      2001      2000
                                                       ----        ----      ----      ----
Total partnership income.......................       $4,126      $7,746     $9,151  $15,026
                                                       =====       =====      =====   ======

CHINABIG.COM
The Company has an 18% interest in ChinaBig.com Limited (previously known as Unicom Media Limited, "ChinaBig"), which publishes yellow pages directories and offers Internet directory services in the People's Republic of China. In connection with an equity investment by an unaffiliated third party and in order to facilitate the raising of additional capital and provide greater flexibility, ChinaBig and each existing investor (including the Company), restructured the existing joint venture agreement of ChinaBig to, among other things, significantly reduce the Company's influence on the daily operations of ChinaBig. As a result of the restructured agreement, effective June 15, 2000, the Company became a passive investor in ChinaBig and now accounts for this investment under the cost method. Prior to June 15, 2000, the Company accounted for this investment under the equity method and recognized its share of the losses of $545 for the quarter ended June 30, 2000 and $1,078 for the six months ended June 30, 2000. Subsequent to June 15, 2000, the Company no longer recognizes its share of the losses of ChinaBig.

6.  COMPREHENSIVE INCOME
The provisions of FAS 133, "Accounting for Derivative Instruments and Hedging Activities," ("FAS 133") became effective for the Company on January 1, 2001. FAS 133 requires the Company to recognize the fair value of its derivative instruments on the balance sheet. Subsequent changes in the fair value would be recognized either in earnings or shareholders' deficit, depending on the purpose of the derivative instrument.

At June 30, 2001, the fair value of the Company's interest rate swaps was a loss of $2,291. The fair value of the interest rate swaps was recognized as other liabilities on the balance sheet with a corresponding charge to accumulated other comprehensive loss, a component of shareholders' deficit.

Comprehensive income for the quarter and six months ended June 30, 2001 and 2000 was as follows:

                                                      Three months ended     Six months ended
                                                           June 30,              June 30,
                                                    -------------------------------------------
                                                       2001        2000      2001      2000
                                                       ----        ----      ----      ----
Net income.....................................     $ 20,612    $ 81,851    $ 33,475  $ 91,536
Change in fair value of interest rate swaps....          152          --      (2,291)       --
                                                    --------    --------    --------  --------
Comprehensive income...........................     $ 20,764    $ 81,851    $ 31,184  $ 91,536
                                                    ========    ========    ========  ========

7.  LITIGATION
In 1999, Sandy Goldberg, Dellwood Publishing, Inc. and Rockland Yellow Pages initiated a lawsuit against the Company and Bell Atlantic Corporation (now known as Verizon Communications, "Bell Atlantic") in the United States District Court for the Southern District of New York. The Rockland Yellow Pages is a proprietary directory that competes against a Bell Atlantic directory in the same region, for which the Company served as Bell Atlantic's advertising sales agent through June 30, 2000. The complaint alleged that the defendants disseminated false information concerning the Rockland Yellow Pages, which resulted in damages to the Rockland Yellow Pages. The complaint alleged damages in excess of $30,000, which amount plaintiffs sought to have trebled under the antitrust laws. In addition, the plaintiffs also sought punitive damages in an unspecified amount. In May 2001, the Court dismissed substantially all of plaintiff's claims, including the antitrust claims; only a false advertising claim under the Lanham Act and a state law tort claim with respect to only one advertiser survive. The Court ordered limited discovery through July 9, 2001 on jurisdictional issues with respect to the Lanham Act claim. Under the Lanham Act claim, plaintiff sought an injunction and disgorgement of profits in an unspecified sum. A Court conference is scheduled for August 17, 2001. While at this stage in the proceedings management is unable to predict the outcome of this matter, management intends to continue to vigorously defend this action, and it presently believes that the resolution of the action will not have a material adverse effect on the Company's financial position or results of operations.

In 1996, Information Resources, Inc. ("IRI") filed a complaint in the United States District Court for the Southern District of New York, naming as defendants the Company (as successor of Old D&B), ACNielsen Company and IMS International Inc., each former subsidiaries of D&B ("IRI Action"). The complaint alleges, among other things, various violations of the antitrust laws and seeks damages in excess of $350,000, which IRI is seeking to have trebled under the antitrust laws. IRI also seeks punitive damages of an unspecified amount. Under the definitive agreement entered into in connection with the Distribution (the "Distribution Agreement"), New D&B has assumed the defense and will indemnify the Company against any payments to be made by the Company in respect of the IRI Action, including any related legal fees and expenses. As required by the Distribution Agreement, Moody's Corporation, which recently separated from New D&B, has agreed to be jointly and severally liable with New D&B for the indemnity obligation to the Company. Management presently believes that New D&B and Moody's have sufficient financial resources and/or borrowing capacity to satisfy all such liabilities and to reimburse the Company for all costs and expenses incurred.

Certain tax planning strategies entered into by Old D&B are currently subject to review by tax authorities. Pursuant to a series of agreements, IMS Health Incorporated ("IMS") and Nielsen Media Research, Inc. ("NMR") (both of which are former subsidiaries of D&B) are each jointly and severally liable to pay 50%, and Old D&B is liable for the remaining 50% of any payments for taxes and accrued interest arising from this matter and certain other potential tax liabilities after Old D&B pays the first $137,000 of tax liability. As a result of the form of the Distribution, the Company is the corporate successor of, and the taxpayer referred to herein as, Old D&B. However, pursuant to the terms of the Distribution Agreement and the Tax Allocation Agreement, New D&B assumed the defense and agreed to indemnify the Company against any payments to be made by the Company in respect of any tax liability that may be assessed and any related costs and expenses. In 2000, New D&B filed an amended tax return for 1989 and 1990, which reflected $561,600 of tax and interest due and paid the IRS approximately $349,300, while IMS paid approximately $212,300. The Company understands that these payments were paid under dispute in order to stop additional interest from accruing. As required by the Distribution Agreement, Moody's Corporation has agreed to be jointly and severally liable with New D&B for the indemnity obligation to the Company. Management presently believes that New D&B, Moody's, IMS and NMR have sufficient financial resources and/or borrowing capacity to satisfy all such liabilities and to reimburse the Company for all related costs and expenses.

In May 2001, Image One filed a complaint against certain Sprint Corporation affiliates and the Company in the Untied States District Court for the Middle District of Florida. In the complaint, Image One alleges that it creates and licenses original text, graphics, images and other artwork specifically for yellow pages advertising and that the defendants engaged in copyright infringement and false designation of origin. Image One is seeking actual damages of approximately $95,000 and statutory damages in excess of $330,000. While at this preliminary stage in the proceedings management is unable to predict the outcome of this matter, management intends to vigorously defend this action and it presently believes that the resolution of the action will not have a material adverse effect on the Company's financial position or results of operations.

Other than the matters described above, the Company is involved in legal proceedings, claims and litigation arising in the ordinary conduct of its business. Although there can be no assurances, management presently believes that the outcome of such legal proceedings will not have a material adverse affect on the Company's financial position, results of operations or cash flows.

8.  BUSINESS SEGMENTS
The Company's reportable operating segments are DonTech and Directory Advertising Services ("DAS"). The Company evaluates the performance of its operating segments and allocates resources to them primarily based on operating income contribution. Interest expense, interest income, income tax expense and non-operating income and expenses are not allocated to the operating segments.

The DonTech segment includes the Company's 50% interest in the profits of DonTech and revenue participation income, but does not include an allocation of certain operating and general and administrative expenses incurred to support this business. Although DonTech provides advertising sales of yellow pages and other directory products similar to DAS, the partnership is considered a separate operating segment since, among other things, the partnership has its own Board of Directors and the employees of DonTech, including officers and managers, are not employees of the Company.

Within the DAS segment, the Company sells advertising for yellow pages and other directory products for affiliated entities of Sprint and performs pre-press publishing services for yellow pages directories for DonTech, Sprint and another third party. DAS also includes all information technology costs and an allocation of certain shared general and administrative expenses based on estimated business usage.

Get Digital Smart ("GDS") included the results of the Company's Internet business. The Company ceased operations of this business in December 2000 and accordingly, GDS is not reported as an operating segment in 2001.

General & Corporate (previously referred to as Other) represents expenses not allocated to the operating segments.

Selected financial results for the three and six month periods ended June 30, 2001 and 2000 are as follows:


                                                    Directory       Get
                                    DonTech        Advertising    Digital      General &     Consolidated
                                  Partnership      Services (1)    Smart       Corporate        Totals
                                  -----------------------------------------------------------------------
THREE MONTHS ENDED JUNE 30, 2001
Advertising sales (2)
  Calendar cycle ...............   $ 125,248       $  53,308            --            --      $ 178,556
  Publication cycle ............      89,547          28,855            --            --        118,402
Net revenue ....................          --          20,034            --            --         20,034
Operating income (loss) ........      37,085           6,069            --     $  (3,946)        39,208
Depreciation and amortization ..          --           2,592            --           163          2,755
EBITDA (3) .....................      37,085           8,661            --        (3,783)        41,963
Total assets ...................     194,790          42,940            --        78,318        316,048

THREE MONTHS ENDED JUNE 30, 2000
Advertising sales (2)
  Calendar cycle ...............   $ 120,628       $ 229,329            --            --      $ 349,957
  Publication cycle ............      87,456         218,526            --            --        305,982
Net revenue ....................          --          60,136     $      24            --         60,160
Operating income (loss) ........      36,003          22,064        (2,250)    $  (3,607)        52,210
Depreciation and amortization ..          --           3,821            24           404          4,249
EBITDA (3) .....................      36,003          25,885        (2,226)       (3,203)        56,459
Total assets ...................     164,179          95,961           222       255,554        515,916


                                                 Directory       Get
                                   DonTech      Advertising    Digital    General &     Consolidated
                                 Partnership    Services (1)    Smart     Corporate        Totals
                                 -------------------------------------------------------------------
SIX MONTHS ENDED JUNE 30, 2001
Advertising sales (2)
  Calendar cycle .............     $208,647      $ 98,243           --           --        $306,890
  Publication cycle ..........      223,171        80,451           --           --         303,622
Net revenue ..................           --        38,873           --           --          38,873
Operating income (loss) ......       59,084        15,536           --     $ (7,749)         66,871
Depreciation and amortization            --         5,246           --          394           5,640
EBITDA (3) ...................       59,084        20,782           --       (7,355)         72,511

SIX MONTHS ENDED JUNE 30, 2000
Advertising sales (2)
  Calendar cycle .............     $199,315      $368,133           --           --        $567,448
  Publication cycle ..........      219,050       314,843           --           --         533,893
Net revenue ..................           --       101,525     $     24           --         101,549
Operating income (loss) ......       57,435        33,387       (4,390)    $ (8,649)         77,783
Depreciation and amortization            --         7,925           24          824           8,773
EBITDA (3) ...................       57,435        41,312       (4,366)      (7,825)         86,556

(1) For the quarter and six months ended June 30, 2000, DAS includes the following results of the Bell Atlantic and Cincinnati businesses, which were disposed of in 2000 and one-time operating items related to the CenDon restructuring (see Notes 2 and 5). Accordingly, no financial results for these businesses are included for the 2001 periods.

                                          Three            Six
                                       Months Ended    Months Ended
                                      June 30, 2000   June 30, 2000
                                      ------------------------------
    Advertising  sales (2)
      Calendar cycle............      $ 189,231       $ 277,768
      Publication cycle.........        190,323         238,131
    Net revenue.................         41,816          63,831
    Operating income............         18,615          22,105
    Depreciation and amortization         1,303           2,703
    EBITDA (3)..................         19,918          24,808
    Total assets................             --              --

(2) Advertising sales represent the billing value of advertisements sold for an annual directory by the Company and DonTech. Calendar cycle advertising sales represent the billing value of advertisements sold for an annual directory stated on the same basis as revenue is recognized (that is, when a sales contract is signed where the Company acts as a sales agent and when a directory was published where the Company acted as the publisher). Publication cycle sales represent sales for directories that published in the current period regardless of when the advertising for that directory was sold. These sales are compared against sales for the same directories published in the prior year period. If events occur during the current year that effect the comparability of publication sales to the prior year, such as changes in directory publication dates or other contractual changes, then prior year publication sales are adjusted to conform to the current year presentation and maintain comparability. Accordingly, for comparative purposes, DAS publication sales for the six months ended June 30, 2000 have been increased by $1,671.

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

9.  ACCOUNTING PRONOUNCEMENTS
During the second quarter of 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, Business Combinations ("SFAS 141") and Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets ("SFAS 142"). SFAS 141 is effective for all business combinations initiated after June 30, 2001 and for all business combinations accounted for by the purchase method for which the date of acquisition is after June 30, 2001. The provisions of SFAS 142 will be effective for fiscal years beginning after December 15, 2001. However, early adoption of SFAS 142 is permitted for companies with a fiscal year beginning after March 15, 2001, provided their first quarter financial statements have not been previously issued. The Company has determined that SFAS 141 and SFAS 142 will not have any impact on its historical consolidated financial statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Certain statements contained in this Form 10-Q regarding R.H. Donnelley's future operating results or performance or business plans or prospects and any other statements not constituting historical fact are "forward-looking statements" subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. Where possible, the words "believe," "expect," "anticipate," "should," "planned," "estimated," "potential," "goal," "outlook," and similar expressions, as they relate to R.H. Donnelley or its management, have been used to identify such forward-looking statements. Regardless of any identifying phrases, these statements and all other forward-looking statements reflect only management's current beliefs and specific assumptions with respect to future business plans, prospects, decisions and results, and are based on information currently available to R.H. Donnelley. Accordingly, the statements are subject to significant risks, uncertainties and contingencies which could cause R.H. Donnelley's actual operating results, performance or business plans or prospects to differ from those expressed in, or implied by, these statements. Such risks, uncertainties and contingencies include, without limitation, the following: (1) loss of market share through competition; (2) uncertainties caused by the consolidation of the telecommunications industry; (3) introduction of competing products or technologies by other companies; (4) complexity and uncertainty regarding the development and/or deployment of new high technology products, and uncertainty regarding the acceptance rate of such products; (5) pricing pressures from competitors and/or customers; (6) changes in the yellow pages industries and markets; (7) an economic downturn in the United States; and (8) the fact that the repurchase of the Company's common stock is subject to market conditions and compliance with legal restrictions and the Company's debt covenants. Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to update any forward-looking statements.

THE COMPANY

R.H. Donnelley Corporation is a leading marketer of yellow pages advertising tailored for small and medium-sized businesses. Unless otherwise indicated, the terms "Company," "we," "us" and "our" refer to R.H. Donnelley Corporation and its direct and indirect wholly owned subsidiaries. Unless otherwise specified, all tabular amounts are presented in millions of dollars.

The Company is organized into two reportable operating segments as of January 1, 2001 - the DonTech Partnership ("DonTech") and Directory Advertising Services ("DAS"). DonTech is a 50/50 perpetual partnership with an operating unit of SBC Communications Inc. ("SBC"), which acts as the exclusive sales agent for yellow pages directories published by Ameritech Corporation ("Ameritech"), a wholly owned subsidiary of SBC, in Illinois and northwest Indiana. In addition to our 50% interest in the profits of DonTech, we receive revenue participation income from our partner, which is tied to advertising sales. Although DonTech provides advertising sales of yellow pages and other directory products similar to DAS, the partnership is considered a separate operating segment since, among other things, the partnership has its own Board of Directors and the employees of DonTech, including its officers and managers, are not our employees.

Within our DAS segment, we sell advertising for yellow pages and other directory products for affiliated entities of Sprint Corporation ("Sprint") and perform pre-press publishing services for yellow pages directories. We are the exclusive sales agent in Central Florida for an operating unit of Sprint and the exclusive sales agent in Nevada, Florida, Virginia and North Carolina for CenDon LLC, a joint venture with Centel Directory Company ("Centel"), a subsidiary of Sprint. We receive sales commissions on all advertising sold and receive a priority distribution on our membership interest in CenDon LLC, which is tied to advertising sales. We also provide pre-press publishing services for yellow pages directories to publishers for whom we serve as sales agent as well as for an otherwise unaffiliated independent yellow pages publisher under separately negotiated contracts. DAS also includes all information technology costs. The results for DAS for the quarter and six month periods ended June 30, 2000 also include the operating results of the disposed Bell Atlantic and Cincinnati businesses, and our share of the losses in ChinaBig (see " - 2000 Strategic Actions" below).

For the quarter and six-month periods ended June 30, 2000, we served as the exclusive sales agent to the CenDon Partnership, a 50/50 partnership between the Company and Centel formed to publish directories in Florida,

Nevada, Virginia and North Carolina. Effective for directories that published after June 30, 2000, the Company and Centel entered into a series of agreements that effectively restructured the CenDon Partnership as a limited liability company - CenDon LLC ("CenDon"). Under the modified arrangement, Centel assumed responsibility for marketing, printing and delivery of directories and related support services such as customer service and collections and we continued to be the exclusive sales agent in Nevada, Florida, Virginia and North Carolina and to provide certain pre-press publishing services. As a result of the modified arrangement, our commission revenue and related costs are now recognized at the time of sale, rather than at the time of directory publication as had historically been the case when we acted as sales agent for the CenDon Partnership. Accordingly, the recognition of revenue and expenses for the CenDon operations in the first half of 2001 has been accounted for differently than in the first half of 2000.

The quarter and six-month periods ended June 30, 2000 also include the operating results of Get Digital Smart ("GDS"), the Company's Internet business, which was reported as a separate operating segment during 2000. GDS ceased operations in December 2000 and, accordingly, there were no financial results for the 2001 periods.

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

Income from partnerships and related fees ("partnership income") includes our share of the net income of DonTech, revenue participation income from SBC, priority distribution income on our membership interest in CenDon (for the 2001 periods only) and our share of the net income of the CenDon Partnership (for the 2000 periods only). Partnership income for the 2000 periods also includes our share of the losses of ChinaBig through June 15, 2000.

2000 STRATEGIC ACTIONS

DISPOSITION OF BUSINESSES AND RELATED COST CUTTING ACTIONS
On April 27, 2000, we sold our Cincinnati proprietary directory business to Yellow Book USA, Inc. for $8 million.

On June 30, 2000, we entered into an agreement ("Agreement") with an affiliate of Bell Atlantic Corporation ("Bell Atlantic") for the early termination of the directory services agreements between the Company and Bell Atlantic dated September 5, 1985 and May 5, 1998, as amended (the "Agency Agreements"). Pursuant to the Agency Agreements, the Company had served as exclusive sales agent for Bell Atlantic directories covering substantially all of New York State. The Agency Agreements had been scheduled to expire in 2005 and 2003, respectively. The transactions contemplated by the Agreement were also consummated on June 30, 2000.

Under the terms of the Agreement, we received cash proceeds of $114 million. We also received commissions of approximately $42 million for sales which occurred prior to the closing, but which were not yet payable under the terms of the Agency Agreements, and commissions of approximately $15 million for sales in directories that published in the pre-closing period.

In connection with the above actions, we also implemented cost-cutting measures, including headcount reductions, at our Raleigh, NC facility and corporate headquarters consistent with our new streamlined operating structure.

Through June 30, 2000, the Company recognized a pretax gain from the above transactions of approximately $89 million ($55 million after taxes), net of approximately $40 million of costs incurred for severance and other related costs associated with work-force reductions, asset write-offs, including internal software, and other transaction related costs, partially offset by pension related gains of $7 million.

In December 2000, we entered into an agreement pursuant to which Innuity Inc., a provider of e-commerce services to small and medium-sized businesses, assumed all of the rights and obligations under our GDS contracts. One-time costs of $2.9 million for severance and other related costs were recognized in December 2000.

CENDON PARTNERSHIP RESTRUCTURING AND EXTENSION
Effective for directories that published after June 30, 2000, the Company and Centel entered into a series of agreements which effectively restructured the existing CenDon Partnership as a limited liability company and extended the existing sales agency agreement through 2010. Both the partnership agreement and sales agency agreement were set to expire in 2004. The modified arrangement focused our responsibilities on sales and certain pre-press publishing services (the latter through 2003 only) and established us as the exclusive sales agent for Centel's print and electronic / Internet directory products in the markets previously covered by the partnership agreement. Centel assumed responsibility for the marketing, printing and delivery of directories and related support services such as customer service and collections. We receive sales commissions on all advertising sold and a priority distribution on our membership interest in CenDon based on the value of advertising sold. We recognize sales commissions as revenue and the priority distribution as partnership income. As a result of this modified arrangement, revenue and related cost are recognized at the time of sale, rather than at the time of directory publication as had historically been the case when we acted as sales agent for the CenDon Partnership. Accordingly, a one-time operating income benefit of $15.8 million was recognized for the quarter and six-month periods ended June 30, 2000. This one-time operating income benefit was comprised of sales commission revenue of $21.0 million based on calendar advertising sales of $95.8 million, less related expenses of $10.6 million and partnership income of $5.4 million.

CHINABIG INVESTMENT
We have an 18% interest in ChinaBig.com Limited (previously knows as Unicom Media Limited, "ChinaBig"), which publishes yellow pages directories and offers Internet directory services in the People's Republic of China. In connection with an equity investment by an unaffiliated third party and in order to facilitate the raising of additional capital and provide greater flexibility, on June 15, 2000, ChinaBig and each existing investor (including the Company), restructured the existing joint venture agreement of ChinaBig to, among other things, significantly reduce our influence on the daily operations of ChinaBig. As a result of the restructured agreement, we are a passive investor in ChinaBig and account for this investment under the cost method. Prior to June 15, 2000, we accounted for this investment under the equity method. Therefore, subsequent to June 15, 2000, our share of the losses of ChinaBig is no longer recognized in the consolidated statement of operations.

FACTORS AFFECTING COMPARABILITY

The three and six-month periods ended June 30, 2000 include the results of our Bell Atlantic, Cincinnati and GDS businesses (each of which was disposed during 2000) and certain one-time operating items from the restructuring of the CenDon relationship. Due to the inclusion of these amounts for the three and six-month periods ended June 30, 2000, we do not believe that a comparison of 2001 results to 2000 reported amounts would be meaningful. Accordingly, the information below for the three and six-month periods ended June 30, 2000 are presented on both a reported basis and an as adjusted basis. The "Results of Operations" discussion ignores as no longer relevant or material changes between the 2001 and 2000 periods related to the disposed operations or the effect of the one-time items. The as adjusted amounts assume these operations were disposed as of January 1, 2000 and are derived by excluding the relevant amounts for the Bell Atlantic, Cincinnati and GDS operations, as well as the one-time operating items from the restructuring of the CenDon relationship, from the reported 2000 amounts. The as adjusted amounts are presented for comparison purposes only and do not purport to represent what our actual results would have been for the three and six-month periods ended June 30, 2000 had the businesses been disposed as of January 1, 2000, nor do they project the financial condition or results of operations for any future period. For a discussion of the results of the disposed businesses during the three and six-month periods ended June 30, 2000 and a more detailed discussion of the one-time operating items, see Management's Discussion and Analysis of Financial Condition and Results of Operations in our Quarterly Report on Form 10-Q for our second quarter of 2000 and in our Form 10-K for the year ended December 31, 2000.

                              RESULTS OF OPERATIONS
                THREE AND SIX MONTHS ENDED JUNE 30, 2001 AND 2000

ADVERTISING SALES

Calendar Cycle Basis
Calendar cycle advertising sales represent the billing value of advertisements sold for an annual directory by the Company and DonTech in a given calendar year. These sales are recognized on the same basis on which revenues are recognized (that is, when a sales contract is signed where we are a sales agent or when the directory was published where we were the publisher of the directory). The selling of advertising for a specific directory is managed as a sales campaign. The typical sales campaign begins approximately six to eight months prior to the scheduled publication date. As a result, the amount of calendar sales can fluctuate from the prior year due to various factors, including changes in the commencement date of a sales campaign and the timing of sales during the sales campaign.

Reported and as adjusted calendar cycle advertising sales by segment are presented below:

                                                                           2001 Reported vs.
                                   Reported                                2000 As adjusted
                             ----------------------     As adjusted    -----------------------
                                2001       2000            2000         $ Change    % Change
                             ---------   ----------     -----------    ----------- -----------
QUARTER ENDED JUNE 30,
DonTech                        $ 125.2     $ 120.6       $ 120.6       $   4.6        3.8%
DAS                               53.3       229.3          40.1 (a)      13.2       32.9
                               -------     -------       -------       -------
Total                          $ 178.5     $ 349.9       $ 160.7       $  17.8       11.1%
                               =======     =======       =======       =======

SIX MONTHS ENDED JUNE 30,
DonTech                        $ 208.7     $ 199.3       $ 199.3       $   9.4        4.7%
DAS                               98.2       368.1          90.3 (b)       7.9        8.7
                               -------     -------       -------       -------
Total                          $ 306.9     $ 567.4       $ 289.6       $  17.3        6.0%
                               =======     =======       =======       =======

(a) Excludes Bell Atlantic calendar sales of $93.4 million and one-time sales benefit of $95.8 million from the restructuring of the CenDon relationship for the quarter ended June 30, 2000.

(b) Excludes Bell Atlantic calendar sales of $182.0 million and one-time sales benefit of $95.8 million from the restructuring of the CenDon relationship for the six months ended June 30, 2000.

Calendar cycle sales for the quarter and six months ended June 30, 2001 were $178.5 million and $306.9 million, respectively, compared to as adjusted calendar sales of $160.7 million and $289.6 million for the quarter and six months ended June 30, 2000. DonTech sales in 2001 for the quarter and six months were higher than the comparable prior year periods due to sales growth in the DonTech markets, driven partially by improvements in the billing and collection processes implemented by SBC during 2001. The increase in DAS sales for the current year quarter compared to the prior year quarter was mainly due to the change in the timing of sales recognition resulting from the restructuring of the CenDon relationship in the second quarter of 2000. For the six-month period, the increase in 2001 compared to 2000 was driven partially by modest growth in the Sprint markets and partially by the timing of sales.

Publication Cycle Basis
We believe that an additional useful measure of sales performance is publication cycle sales. Publication cycle sales represent sales for directories that published in the current period regardless of when the advertising for that directory was sold. These sales are compared against sales for the same directories published in the prior year period. If events occur during the current year that effect the comparability of publication sales to the prior year, such as changes in directory publication dates or other contractual changes, then prior year publication sales are adjusted to conform to the current year presentation and maintain comparability. Accordingly, for comparative purposes, prior year DAS publication sales for the six months ended June 30, 2000 have been increased by $1.7 million.

Reported and as adjusted publication cycle advertising sales by segment are presented below:

                                                                         2001 Reported vs.
                                   Reported                 As           2000 As adjusted
                             ----------------------      adjusted      ----------------------
                                2001       2000            2000        $ Change    % Change
                             ---------   ----------     -----------    ---------- -----------
QUARTER ENDED JUNE 30,
DonTech                        $  89.5     $  87.5       $  87.5         $ 2.0       2.3%
DAS                               28.9       218.6          28.3(a)        0.6       2.1
                               -------     -------       -------         -----
Total                          $ 118.4     $ 306.1       $ 115.8         $ 2.6       2.2%
                               =======     =======       =======         =====

SIX MONTHS ENDED JUNE 30,
DonTech                        $ 223.2     $ 219.1       $ 219.1         $ 4.1       1.9%
DAS                               80.5       314.9          76.8(b)        3.7       4.8
                               -------     -------       -------         -----
Total                          $ 303.7     $ 534.0       $ 295.9         $ 7.8       2.6%
                               =======     =======       =======         =====

(a) Excludes Bell Atlantic sales of $190.3 million for the quarter ended June 30, 2000.

(b) Excludes Bell Atlantic sales of $238.1 million for the six months ended June 30, 2000.

Publication cycle sales for the quarter and six months ended June 30, 2001 were $118.4 million and $303.7 million, respectively, compared to as adjusted publication sales of $115.8 million and $295.9 million for the quarter and six months ended June 30, 2000. Publication sales at DonTech were up 2.3% in the quarter and 1.9% for the six months ended June 30, 2001 compared to the prior year periods due to growth in most markets, partially driven by improvements in the billing and collection processes implemented by SBC during 2001. Publication sales for DAS were also higher in 2001 compared to the 2000 periods due to modest growth in certain markets. However, growth in the DAS markets has been, and is projected to be for the remainder of 2001, below historical growth rates. A tightening of credit policies in light of the weakening economy has adversely impacted renewal rates and the weakening economy has also impacted the number of customers that increased their prior year advertising spending.

NET REVENUE

Net revenue consists principally of sales commissions earned on the value of advertising sold, less an estimate for potential claims and allowances, and fees for pre-press publishing services. Net revenues are derived entirely from our DAS segment.

Reported and as adjusted net revenues were as follows:

                                                                           2001 Reported vs.
                                   Reported                                2000 As adjusted
                             ----------------------     As adjusted    ----------------------
                                2001       2000            2000        $ Change    % Change
                             ---------   ----------     -----------    ---------- -----------
QUARTER ENDED JUNE 30,          $ 20.0    $   60.2        $ 18.4(a)      $ 1.6       8.7%
                                ======    ========        ======         =====

SIX MONTHS ENDED JUNE 30,       $ 38.9    $  101.5        $ 37.7(b)      $ 1.2       3.2%
                                ======    ========        ======         =====

(a) Excludes Bell Atlantic revenue of $20.8 million and one-time revenue benefit from the CenDon restructuring of $21.0 million in the second quarter of 2000.

(b) Excludes Bell Atlantic revenue of $42.8 million and one-time revenue benefit from the CenDon restructuring of $21.0 million for the six months ended June 30, 2000.

Net revenue was $20.0 million and $38.9 million for the quarter and six months ended June 30, 2001, respectively, compared to as adjusted net revenue of $18.4 million and $37.7 million for the quarter and six months ended June 30, 2000. The $1.6 million, or 8.7% increase in the quarter was due to higher sales at DAS due to the change in revenue recognition associated with the restructuring of the CenDon relationship, slightly offset by lower pre-press publishing revenue due to timing factors. The $1.2 million, or 3.2% increase for the six-month period was due to the increase in DAS sales.

EXPENSES

Reported and as adjusted expenses were as follows:

                                                                                   2001 Reported vs.
                                       Reported                  As                2000 As adjusted
                                 ----------------------       Adjusted         ------------------------
                                    2001       2000             2000           $ Change      % Change
                                 ---------   ----------      -----------       ----------   -----------
QUARTER ENDED JUNE 30,
Operating expenses                 $13.3          $38.6          $11.6(a)          $ 1.7           14.7%
G&A expenses                         5.0            6.3            5.0(b)             --             --
Provision for bad debts              1.0            2.0            0.8(c)            0.2           25.0
D&A expense                          2.7            4.3            2.9(d)           (0.2)          (6.9)
                                   -----          -----          -----             -----
Total                              $22.0          $51.2          $20.3             $ 1.7            8.4%
                                   =====          =====          =====             =====


SIX MONTHS ENDED JUNE 30,
Operating expenses                 $23.8          $69.3          $24.4(e)          $(0.6)          (2.5)%
G&A expenses                         9.2           14.4           11.7(f)           (2.5)         (21.4)
Provision for bad debts              1.6            2.6            1.4(g)            0.2           14.3
D&A expense                          5.6            8.8            6.1(h)           (0.5)          (8.2)
                                   -----          -----          -----             -----
Total                              $40.2          $95.1          $43.6             $(3.4)          (7.8)%
                                   =====          =====          =====             =====

(a) Excludes Bell Atlantic operating expenses of $15.2 million, Cincinnati operating expenses of $0.1 million, GDS operating expenses of $2.3 million and one-time operating expenses of $9.4 from the CenDon restructuring for the second quarter of 2000.

(b) Excludes general and administrative expenses for Bell Atlantic of $1.2 million and Cincinnati of $0.1 million for the second quarter of 2000.

(c) Excludes one-time provision of $1.2 million from the CenDon restructuring. The provision for Bell Atlantic and Cincinnati for the second quarter of 2000 was minimal.

(d) Excludes depreciation and amortization expense for Bell Atlantic of $1.3 million and Cincinnati of $0.1 million for the second quarter of 2000.

(e) Excludes Bell Atlantic operating expenses of $30.4 million, Cincinnati operating expenses of $0.7 million, GDS operating expenses of $4.4 million and one-time operating expenses of $9.4 from the CenDon restructuring for the six months ended June 30, 2000.

(f) Excludes general and administrative expenses for Bell Atlantic of $2.4 million and Cincinnati of $0.3 million for the six months ended June 30, 2000.

(g) Excludes one-time provision of $1.2 million from the CenDon restructuring for the six months ended June 30, 2000. The provision for Bell Atlantic and Cincinnati for the six months ended June 30, 2000 was minimal.

(h) Excludes depreciation and amortization expense for Bell Atlantic of $2.6 million and Cincinnati of $0.1 million for the six months ended June 30, 2000.

Operating expenses were $13.3 million and $23.8 million for the quarter and six months ended June 30, 2001, respectively, compared to as adjusted operating expenses of $11.6 million and $24.4 million for the quarter and six months ended June 30, 2000. The increase of $1.7 million, or 14.7% in the quarter was primarily due to the timing of expenses associated with the restructuring of the CenDon relationship. The decrease of $0.6 million, or 2.5% for the six-month period was primarily due to lower publishing and information technology costs from improved operational efficiencies and headcount reductions, and lower expenses relating to our investment in ChinaBig due to the change in our role from an active investor to a passive investor.

General and administrative expenses were $5.0 million and $9.2 million for the quarter and six months ended June 30, 2001, respectively, compared to as adjusted operating expenses of $5.0 million and $11.7 million for the quarter and six months ended June 30, 2000. For the quarter ended June 30, 2001, cost savings from the strategic actions taken in 2000 described above were offset by consulting costs incurred during the quarter. The decrease in the six-month period was due to cost cutting actions and headcount reductions.

Provision for bad debts was $1.0 million and $1.6 million for the quarter and six months ended June 30, 2001, respectively, compared to as adjusted provision for bad debts of $0.8 million and $1.4 million for the quarter and six months ended June 30, 2000. The slight increase in the quarter and six-month periods is primarily due to the increase in sales.

Depreciation and amortization expense was $2.7 million and $5.6 million for the quarter and six months ended

June 30, 2001, respectively, compared to as adjusted depreciation and amortization expense of $2.9 million and $6.1 million for the quarter and six months ended June 30, 2000. The decrease in the quarter and six-month periods is due to the write-off of assets associated with the strategic actions taken in 2000 as well as lower capital spending in 2001.

PARTNERSHIP INCOME

Partnership income by relationship was as follows:

                                                                         2001 Reported vs.
                                   Reported                 As           2000 As adjusted
                             ----------------------      Adjusted      ----------------------
                                2001       2000            2000        $ Change    % Change
                             ---------   ----------     -----------    ---------- -----------
QUARTER ENDED JUNE 30,
DonTech                       $ 37.1      $ 36.0         $ 36.0          $ 1.1       3.1%
CenDon                           4.1         7.7            2.3 (a)        1.8      78.3
ChinaBig                          --        (0.5)          (0.5)           0.5       n/m
                              ------      ------         ------          -----
Total                         $ 41.2      $ 43.2         $ 37.8          $ 3.4       9.0%
                              ======      ======         ======          =====


SIX MONTHS ENDED JUNE 30,
DonTech                       $ 59.1      $ 57.4         $ 57.4          $ 1.7       3.0%
CenDon                           9.1        15.0            9.6 (a)       (0.5)     (5.2)
ChinaBig                          --        (1.0)          (1.0)           1.0       n/m
                              ------      ------         ------          -----
Total                         $ 68.2      $ 71.4         $ 66.0          $ 2.2       3.3%
                              ======      ======         ======          =====

(a) Excludes one-time partnership income benefit of $5.4 million from the CenDon restructuring for the quarter and six-month periods ended June 30, 2000.

Partnership income was $41.2 million and $68.2 million for the quarter and six months ended June 30, 2001, respectively, compared to as adjusted partnership income of $37.8 million and $66.0 million for the quarter and six months ended June 30, 2000. Partnership income from DonTech increased in the quarter and six-months ended June 30, 2001 primarily due to higher revenue participation income from the increase in sales. The year-to-date increase in DonTech partnership income was partially offset by lower equity income as the partnership incurred one-time employee benefit related expenses of $0.8 million in the first quarter of 2001 and recognized a one-time benefit of $0.4 million in the first quarter of 2000 from a favorable settlement of litigation.

The increase in CenDon partnership income for the quarter and the decrease in the six-month period were primarily due to the restructuring of the CenDon relationship. As a result of the restructuring, the partnership income amounts for 2001 and 2000 as adjusted are not comparable. In 2001, we recognize a priority distribution on our interest in CenDon based on sales, while in 2000 we recognized our 50% share of the CenDon Partnership net income.

We did not recognize any losses from ChinaBig in the 2001 periods due to the restructuring of this investment in 2000 and the corresponding change from equity method accounting to cost method accounting as previously discussed.

OPERATING INCOME

Operating income for DonTech includes our 50% interest in the profits of DonTech and revenue participation income from SBC, but does not include an allocation of certain operating and general and administrative expenses incurred to support this business. Operating income for DAS includes revenue and direct expenses incurred by each DAS business unit plus an allocation of certain shared operating and general and administrative expenses based on estimated business usage. DAS operating income also includes the priority distribution from Sprint on our membership interest in CenDon. General & Corporate represents overhead costs that are not allocated to the business segments.

Reported and as adjusted operating income by segment was as follows:

                                                                          2001 Reported vs.
                                   Reported                 As            2000 As adjusted
                             ----------------------      Adjusted      ----------------------
                                2001       2000            2000        $ Change    % Change
                             ---------   ----------     -----------    ---------- -----------
QUARTER ENDED JUNE 30,
DonTech                       $ 37.1      $ 36.0         $ 36.0          $ 1.1       3.1%
DAS                              6.0        22.1            3.5 (a)        2.5      71.4
GDS                               --        (2.3)            -- (b)         --        --
General & Corporate             (3.9)       (3.6)          (3.6)          (0.3)     (8.3)
                              ------      ------         ------          -----
Total                         $ 39.2      $ 52.2         $ 35.9          $ 3.3       9.2%
                              ======      ======         ======          =====


SIX MONTHS ENDED JUNE 30,
DonTech                       $ 59.1      $ 57.4         $ 57.4          $ 1.7       3.0%
DAS                             15.5        33.4           11.3 (c)        4.2      37.2
GDS                               --        (4.4)            -- (b)         --        --
General & Corporate             (7.7)       (8.6)          (8.6)           0.9      10.5
                              ------      ------         ------          -----
Total                         $ 66.9      $ 77.8         $ 60.1          $ 6.8      11.3%
                              ======      ======         ======          =====

(a) Excludes operating income from Bell Atlantic of $3.0 million, operating loss for Cincinnati of $0.2 million and a one-time operating income benefit of $15.8 million from the CenDon restructuring for the second quarter of 2000.

(b) Excludes the operating loss for GDS for the quarter and six months ended June 30, 2000.

(c) Excludes operating income from Bell Atlantic of $7.3 million, operating loss for Cincinnati of $1.0 million and a one-time operating income benefit of $15.8 million from the CenDon restructuring for the six months ended June 30, 2000.

Reported operating income was $39.2 million and $66.9 million for the quarter and six months ended June 30, 2001, respectively, compared to as adjusted operating income of $35.9 million and $60.1 million for the quarter and six months ended June 30, 2000. See "- Partnership Income" above for an explanation of the increase in DonTech operating income for the quarter and six-month periods. The increase in DAS operating income for the quarter was due to the restructuring of the CenDon relationship and corresponding change in the timing of revenue and expense recognition, as well as sales growth and lower information technology costs. The year-to-date increase in DAS operating income was due to modest sales growth in Sprint and increased efficiencies and cost controls in information technology and publishing. In addition, there were costs and equity losses associated with ChinaBig in the quarter and six-month periods ended June 30, 2000, which are no longer being recognized in 2001. General & Corporate costs increased in the quarter primarily due to consulting costs, but were lower for the six month period due to continued cost controls.

INTEREST AND TAXES

Net interest expense was $6.2 million and $12.8 million for the quarter and six months ended June 30, 2001, respectively, compared to $9.2 million and $18.4 million for the quarter and six months ended June 30, 2000. The decrease in 2001 is primarily due to the prepayment of $90 million of debt in the third quarter of 2000 and an additional $50 million in the first quarter of 2001.

The effective tax rate for the quarter and six months ended June 30, 2001 was 37.5% compared to 38.2% for the second quarter 2000 and 38.5% for the six months ended June 30, 2000. The decrease in the effective rate is due to various previously disclosed actions taken during 2000.

EXTRAORDINARY LOSS

In connection with the prepayment of debt in the first quarter of 2001, we recognized an extraordinary after-tax loss of $0.3 million from the write-off of related deferred financing costs. The extraordinary loss had the effect of reducing diluted earnings per share by $0.01 in the six-month period ended June 30, 2001.

NET INCOME AND EARNINGS PER SHARE

Net income for the second quarter 2001 was $20.6 million, or $0.66 per diluted share compared to net income of $81.9 million, or $2.50 per diluted share for the second quarter 2000. For the six month period ended June 30, 2001, net income was $33.5 million, or $1.06 per diluted share compared to net income of $91.5 million, or $2.78 per diluted share for the six months ended June 30, 2000. However, as described above, the 2000 results include the gain from the Bell Atlantic and Cincinnati transactions ($55.0 million after-tax) and the one-time benefit from the restructuring of the CenDon relationship ($9.7 million after-tax). Excluding these items, net income for the second quarter 2000 was $17.1 million, or $0.52 per diluted share, and $26.8 million, or $0.82 per diluted share for the six months ended June 30, 2000.


                         LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2001, we had cash on hand of $7.7 million and borrowing capacity of $100 million under our $100 million Senior Revolving Credit Facility (the "Revolver").

Net cash provided by operations was $34.7 million for the first half of 2001 compared to $102.2 million in the first half of 2000. The decrease of $67.5 million was driven primarily by lower accounts receivable collections and higher accounts payable and accrued liability payments. Accounts receivable collections for the six month period ended June 30, 2000 included $57 million for Bell Atlantic directories that published during the period as well as payment for sales made prior to the sale of the Bell Atlantic operation for directories that had not yet published. Also affecting the cash flow from accounts receivable is the change in the timing of receivable recognition and receipt of commission payments resulting from the restructuring of the CenDon relationship. Under the modified arrangement, commissions receivable are recognized at the time of sale and payment is received in the month of directory publication whereas, under the prior partnership arrangement, commissions receivable were recognized in the month of directory publication and payment was received in the month following publication. The higher liability payments in the six months ended June 30, 2001 compared to June 30, 2000 was due to the payment of severance and other items relating to the sale of the Bell Atlantic, Cincinnati and GDS businesses, higher bonus payments made in 2001 versus 2000 resulting from the strong full-year 2000 financial performance, and higher estimated tax payments. We believe that cash from operations and available debt capacity under the Revolver will be sufficient to fund our operations and meet our anticipated investment, capital expenditures and debt service requirements for the foreseeable future.

Net cash used in investing activities during the first half of 2001 was $3.5 million compared to net cash provided by investing activities of $112.6 million in the first half of 2000, which included proceeds of $122 million from the sale of our Bell Atlantic and Cincinnati operations. Expenditures for fixed assets and computer software during the first half of 2001 were $1.9 million, $3.6 million lower than the previous year period due to lower capital expenditure requirements as a result of the strategic actions taken in 2000. Finally, we made additional investments in ChinaBig of $1.6 million and $3.9 million during the first six months of 2001 and 2000, respectively. The $1.6 million investment made in 2001 represented our final required payment for this investment. We currently have no material commitments for investment spending or capital expenditures.

Net cash used in financing activities was $79.0 million in the first half of 2001 compared to $26.1 million in the first half of 2000. The increase over the prior year is primarily due to the prepayment of $50 million of debt in the first quarter and higher spending to repurchase shares of our common stock under both our systematic share repurchase plan and our open market share repurchase plan. At June 30, 2001, we had available authorization to repurchase an additional $46.3 million of common stock under our $100 million open market share repurchase plan through April 2002, and to repurchase 2.2 million shares under the systematic share repurchase plan to offset the dilutive impact on earnings of the exercise of employee stock options.

MARKET RISK SENSITIVE INSTRUMENTS

We are exposed to interest rate risk on our variable rate debt. In order to manage our exposure to fluctuations in interest rates, we entered into interest rate swap agreements which allow us to raise funds at floating rates and effectively swap them into fixed rates that are lower than those available if fixed rate borrowings were made directly. These derivative financial instruments are viewed as risk management tools and are entered into for hedging purposes only. We do not use derivative financial instruments for trading or speculative purposes. As of June 30, 2001 there was $125 million outstanding notional amount of interest rate swaps. On June 18, 2001, an interest rate swap agreement with a notional value of $50 million expired and due to the Company's reduced level of indebtedness, the interest rate swap agreement was not replaced.

The unrealized fair value of the swaps was a loss of $2.3 million at June 30, 2001. In accordance with FAS 133, "Accounting for Derivative Instruments and Hedging Activities," which became effective for the Company on January 1, 2001, this fair value loss was recognized on the balance sheet in other liabilities with a corresponding charge to accumulated other comprehensive loss, a component of shareholders' deficit.

Item 3.   Quantitative and Qualitative Disclosure About Market Risk

The requirements of this Item are discussed in Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations "- Market Risk Sensitive Instruments."

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

Reference is made to the discussion of legal proceedings under Item 3 of Part I in the Company's Annual Report on Form 10-K for the year ended December 31, 2000 ("10-K"). Except as described in Footnote 7 to the Consolidated Financial Statements set forth in Item 1 of this From 10-Q, there has been no material change in the information with respect to legal proceedings from that set forth in the 10-K.

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

The other members of the Company's Board of Directors, Diane P. Baker, William
G. Jacobi, Robert Kamerschen, Peter J. McDonald and Frank R. Noonan, were not subject to re-election by stockholders this year and continue in office.

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

      10.40/\     2001 Stock Award and Incentive Plan

      10.41/\ Non-qualified Stock Option Agreement (incorporated by reference to Exhibit 99.02 to the Company's Registration Statement on Form S-8, filed with the Securities and Exchange Commission on July 25, 2001, Registration No. 333-65822)

      10.42/\ Form of Annual Incentive Program Award (incorporated by reference to Exhibit 99.03 to the Company's Registration Statement on Form S-8, filed with the Securities and Exchange Commission on July 25, 2001, Registration No. 333-65822)

      10.43/\ Form of Performance Unit Program Award (incorporated by reference to Exhibit 99.04 to the Company's Registration Statement on Form S-8, filed with the Securities and Exchange Commission on July 25, 2001, Registration No. 333-65822)

----------------------
        /\ Management contract or compensatory plan

  (b)   Reports on Form 8-K:

             None

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    R.H. DONNELLEY CORPORATION


Date: August 10, 2001          By:  /s/ Philip C. Danford
                                    ---------------------
                                    Philip C. Danford
                                    Senior Vice President and Chief
                                    Financial Officer



Date: August 10, 2001          By:  /s/ William C. Drexler
                                    ----------------------
                                    William C. Drexler
                                    Vice President and Controller


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    R.H. DONNELLEY INC.


Date: August 10, 2001          By:  /s/ Philip C. Danford
                                    ---------------------
                                    Philip C. Danford
                                    Senior Vice President and Chief
                                    Financial Officer



Date: August 10, 2001          By:  /s/ William C. Drexler
                                    ----------------------
                                    William C. Drexler
                                    Vice President and Controller