Form 10-K405
period 2001-12-31
R H DONNELLEY CORP; DONNELLEY R H INC
filed 2002-03-27
CIK 30419, 1065310

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-K

(Mark one)

(X)     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

                                       OR

( )     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                EXCHANGE ACT OF 1934

For the transition period from                       to
                                  -------------------   ------------------------

                        Commission file number 001-07155

                           R.H. DONNELLEY CORPORATION
                           --------------------------
             (Exact name of registrant as specified in its charter)

                      Delaware                                                       13-2740040
---------------------------------------------------------       ----------------------------------------------------
              (State of Incorporation)                                      (IRS Employer Identification No.)

       One Manhattanville Road, Purchase, N.Y.                                          10577
---------------------------------------------------------       ----------------------------------------------------
      (Address of principal executive offices)                                         (Zip Code)

Registrant's telephone number, including area code                (914) 933-6400
                                                                  --------------

Securities registered pursuant to Section 12(b) of the Act:

                Title of Class              Name of Exchange on Which Registered
                --------------              ------------------------------------
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [X]

The aggregate market value at March 4, 2002 of shares of the Registrant's common stock (based upon the closing price per share of $30.46 of such stock on The New York Stock Exchange) held by non-affiliates of the Registrant was approximately $889,400,000. For purposes of this calculation, only those shares held by directors and executive officers of the Registrant have been excluded as held by affiliates. Such exclusion should not be deemed a determination or an admission by the Registrant that such individuals are, in fact, affiliates of the Registrant. At March 4, 2002, there were 29,424,806 outstanding shares of the Registrant's common stock.


(continued)

                        Commission file number 333-59287

                              R.H. DONNELLEY INC. *
                              ---------------------
             (Exact name of registrant as specified in its charter)

                    Delaware                                                 36-2467635
---------------------------------------------------       -------------------------------------------------
            (State of Incorporation)                                (IRS Employer Identification No.)

     One Manhattanville Road, Purchase, N.Y.                                    10577
---------------------------------------------------       -------------------------------------------------
    (Address of principal executive offices)                                   (Zip Code)

Registrant's telephone number, including area code                (914) 933-6400
                                                                  --------------

* R.H. Donnelley Inc. is a wholly owned subsidiary of R.H. Donnelley Corporation. R.H. Donnelley Inc. meets the conditions set forth in General Instructions I 1(a) and (b) of Form 10-K and is therefore filing this report with respect to R.H. Donnelley Inc. with the reduced disclosure format. R.H. Donnelley Inc. became subject to the filing requirements of Section 15(d) on October 1, 1998 in connection with the public offer and sale of its 91/8% Senior Subordinated Notes. As of March 4, 2002, 100 shares of R.H. Donnelley Inc. common stock, no par value, were outstanding.

*-

DOCUMENTS INCORPORATED BY REFERENCE

-----------------------------------------------------------------------------------------------------------------
Part III
-----------------------------------------------------------------------------------------------------------------
Item 10         Directors and Executive Officers of the                Information responsive to this Item can
                Registrant                                             be found on pages 7-8 of the Company's
                                                                       Proxy Statement dated March 25, 2002.

-----------------------------------------------------------------------------------------------------------------
Item 11         Executive Compensation                                 Information responsive to this Item can
                                                                       be found on pages 11-21 of the
                                                                       Company's Proxy Statement dated March
                                                                       25, 2002.

-----------------------------------------------------------------------------------------------------------------
Item 12         Security Ownership of Certain Beneficial Owners and    Information responsive to this Item can
                Management                                             be found on pages 22-23 of the
                                                                       Company's Proxy Statement dated March
                                                                       25, 2002.

-----------------------------------------------------------------------------------------------------------------
Item 13         Certain Relationships and Related                      Information responsive to this Item can
                Transactions                                           be found on page 21 of the Company's
                                                                       Proxy Statement dated March 25, 2002.

-----------------------------------------------------------------------------------------------------------------

                                     PART I

ITEM 1.         BUSINESS

Except where otherwise indicated, the terms "Company," "we," "us" and "our" refer to R.H. Donnelley Corporation and its direct and indirect wholly owned subsidiaries. The Company's only direct subsidiary is R.H. Donnelley, Inc. ("Donnelley"). Our executive offices are located at One Manhattanville Road, Purchase, NY 10577 and our telephone number is (914) 933-6400. Prior to July 1, 1998, the Company operated as part of The Dun & Bradstreet Corporation ("D&B").

THE COMPANY

Together with our business partners, we are one of the largest independent marketers of yellow pages advertising in the United States, selling advertising for more than 175 yellow pages directories with a total circulation of over 15 million. We sell over $600 million of yellow pages advertising annually and provide pre-press publishing services for approximately 240 yellow pages directories, including all of the directories for which we currently sell advertising. We have a diversified customer base of approximately 200,000 small to medium-sized businesses, many of which rely on yellow pages directories as their principal or sole form of advertising.

We sell yellow pages advertising in Illinois and northwest Indiana under a 50/50 perpetual partnership (called "DonTech") with an affiliate of SBC Communications Inc. ("SBC"), and in Nevada, Florida, Virginia and North Carolina under contractual agreements with affiliates of Sprint Corporation ("Sprint"). These agreements allow SBC and Sprint to gain the benefits of our long-term presence in these markets, our yellow pages advertising sales and pre-press publishing expertise, an established infrastructure and performance-focused, non-union sales force. We benefit from these agreements as SBC is the major incumbent telephone company in the Illinois and northwest Indiana markets and Sprint is the major incumbent telephone company in the Nevada, Virginia and North Carolina markets and one of two major incumbent telephone companies in the Florida markets. Incumbent telephone companies have strong brand name recognition and typically publish the leading directories in terms of numbers of advertisers, billing value of advertising, utilization rates and distribution.

Through June 30, 2000, we were the exclusive sales agent for directories published by affiliates of Bell Atlantic Corporation (now known as Verizon Communications, "Bell Atlantic") that covered substantially all of New York State. Effective June 30, 2000, the Company and Bell Atlantic mutually agreed to terminate early that relationship in exchange for a termination payment to us of $114 million plus accrued commissions earned. We also operated our own independent directory operation in the Cincinnati area through April 30, 2000, when we sold this operation to Yellow Book USA for $8 million. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Factors Affecting Comparability" for a more detailed description of these transactions.

In 2001, we recorded a restructuring and special charge of $18.6 million in connection with the employment transition arrangements of the Company's Chief Executive Officer and Chief Financial Officer, as well as the elimination of approximately 100 other positions in connection with the expiration of a pre-press publishing contract during 2002. We also recorded an investment impairment charge of $11.4 million to write-down our investment in ChinaBig.com Limited ("ChinaBig"). See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Factors Affecting Comparability" for a more detailed description of these matters.

OPERATING SEGMENTS

Our business is organized into two operating segments at December 31, 2001: the DonTech Partnership ("DonTech") and Directory Advertising Services ("DAS"), each of which is described below. Get Digital Smart, our Internet operation, was a reportable segment in 2000 and 1999 before we ceased its operations in December 2000. See Note 13 to the Consolidated Financial Statements in Item 8 for further information regarding our business segments.

DONTECH PARTNERSHIP

DonTech is our 50/50 perpetual partnership with SBC. Our relationship with telephone companies presently owned by SBC began in 1908 with the Chicago Telephone Company. Since then, we have maintained a variety of contractual relationships with these telephone companies, including a series of partnerships. Under the current partnership agreement, DonTech is the exclusive sales agent in perpetuity for all yellow pages directories published by SBC in Illinois and northwest Indiana. Under the sales agency agreement, DonTech provides advertising sales services for these directories and earns a commission from SBC. Under our agreements with SBC, we have a 50% interest in the net profits of DonTech and also receive revenue participation income directly from SBC. The amount of revenue participation income earned is based on a percentage of DonTech advertising sales and is recognized when a sales contract is executed with a customer. Revenue participation income comprises over 80% of the total income from DonTech. Total income from DonTech accounted for 79%, 72% and 83% of operating income before General & Corporate costs and other unallocated expenses for the years ended December 31, 2001, 2000 and 1999, respectively. Certain general and administrative expenses incurred to support this business are not allocated to the DonTech segment. As income from DonTech accounts for a significant portion of the Company's total operating income, a material decline in the advertising sales of DonTech would likely have a material adverse effect on the Company's results of operations and financial condition. We also provide certain pre-press publishing services for DonTech directories, the results of which are included in our DAS segment as described below.

We account for our investment in DonTech under the equity method and record our income from DonTech as partnership and joint venture income in the consolidated statements of operations. Although DonTech provides advertising sales of yellow pages and other directory products similar to DAS, it is considered a separate operating segment since, among other things, it has its own Board of Directors and the employees of DonTech, including its officers and managers, are not our employees. In general, most major decisions are required to be made at the DonTech Board of Directors level and require the affirmative vote of both partners.

DIRECTORY ADVERTISING SERVICES

Within our DAS segment, we sell yellow pages advertising for Sprint and perform pre-press publishing services for yellow pages directories. We are the exclusive sales agent in the greater Orlando, Florida market ("Central Florida") for an operating unit of Sprint and the exclusive sales agent in certain markets in Nevada (particularly Las Vegas), Florida, Virginia and North Carolina for CenDon LLC ("CenDon"), a joint venture with Centel Directory Company ("Centel"), a subsidiary of Sprint. Other Sprint affiliates sell yellow pages advertising in other markets in these states. We also provide pre-press publishing services for the yellow pages directories of DonTech and Sprint for which we sell advertising, as well as for an unaffiliated third party under separately negotiated contracts. All information technology costs are also included in DAS. The results of our DAS segment for 2000 also include the operating results of the Bell Atlantic and Cincinnati businesses and our share of the losses of ChinaBig through the dates of transactions that caused changes to the reporting of each respective business. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Factors Affecting Comparability" for a more detailed description of these transactions.

The DAS segment accounted for approximately 21%, 28% and 17% of operating income before General & Corporate costs and other unallocated corporate expenses for the years ended December 31, 2001, 2000 and 1999, respectively. Operating income for DAS includes the revenues and direct costs incurred by each constituent business plus an allocation of certain shared expenses based on estimated business usage.

Sprint
Our relationship with Sprint began in 1980 when we began publishing directories for predecessors or affiliates of Central Telephone Company and United Telephone Company of Florida, both of which have since been acquired by Sprint. Today, we are the exclusive sales agent in Nevada, Florida, Virginia and North Carolina for CenDon and the exclusive sales agent in Central Florida for an operating unit of Sprint. The sales agency agreement with CenDon extends through 2010 and the sales agency agreement for Central Florida extends through 2004. Total revenue and operating income from our Central Florida sales agency agreement is approximately $9 million and $1 million, respectively.

Effective for directories that published after June 30, 2000, we entered into a series of agreements with Centel that effectively restructured the CenDon Partnership as a limited liability company and extended the sales agency arrangement through 2010. The CenDon Partnership was a 50/50 partnership with Centel, formed to publish directories in Florida, Nevada, Virginia and North Carolina. Both the prior partnership agreement and sales agency agreement were set to expire in 2004. The new arrangement focuses our responsibilities on sales and certain pre-press publishing services and establishes us as the exclusive sales agent for Centel's print and electronic directory products in the markets previously covered by the partnership agreement. Centel assumed responsibility for the printing and delivery of directories, which were previously performed by the CenDon Partnership, and related support services such as marketing, customer service and collections, which were previously performed by the Company. Under the new arrangement, Centel manages CenDon. We receive sales commissions on all advertising sold, and in consideration for transferring control over the publishing functions to Centel, we also receive a priority distribution on our membership interest in CenDon ("priority distribution"). The amount of priority distribution earned is based on a percentage of

CenDon advertising sales and is recognized when a sales contract is executed with a customer. The priority distribution allows us to maintain the same level of profitability that we would have earned under the CenDon Partnership through the original expiration date in 2004. Income from Sprint is highly dependent on the level of advertising sales and a material decline in the level of advertising sales could have a material adverse effect on our results of operations or financial condition.

On the consolidated statements of operations, sales commissions are recorded as revenue and the priority distribution is recorded as partnership and joint venture income. Revenue from Sprint represented 57%, 46% and 23% of consolidated revenue for the years ended December 31, 2001, 2000 and 1999, respectively.

Pre-press Publishing Services
We provide certain pre-press publishing services for SBC's Illinois and northwestern Indiana yellow pages directories and Sprint's Central Florida and CenDon yellow pages directories under separate agreements that individually extend through 2003, and to an unaffiliated third party under an agreement that extends through 2002. We have been notified by this unaffiliated third party that the contract will not be renewed at the end of 2002. This contract provided annual revenue of approximately $8 million; however, due to certain restructuring actions, the loss of this contract is not expected to have a material adverse effect on our results of operations or financial condition. See
Item 7, "Management's Discussion and Analysis of Financial Condition - Factors Affecting Comparability" for a more detailed description of these restructuring actions.

Our current pre-press publishing service agreements with SBC and Sprint are scheduled to expire in 2003. We recently re-negotiated our pre-press publishing service agreement with SBC to extend its term through 2008 on substantially the same terms. While we have not yet sought to negotiate an extension of the Sprint pre-press publishing agreement as we were awaiting the outcome of the SBC extension negotiations, we intend to pursue such negotiations with Sprint promptly. However, no assurances can be given that we will be successful in extending that agreement or as to the terms and conditions of any such extension. Revenue from our pre-press publishing service operation accounted for approximately 43%, 23% and 17% of total consolidated revenue for the years ended December 31, 2001, 2000 and 1999, respectively.

ChinaBig Investment
We currently have an 18% interest in ChinaBig, which publishes yellow pages directories and offers Internet directory services in the People's Republic of China. In connection with an equity investment by an unaffiliated third party and in order to facilitate the raising of additional capital and provide greater flexibility, on June 15, 2000, ChinaBig and each existing investor (including the Company), restructured the existing joint venture agreement of ChinaBig to, among other things, significantly reduce our ability to influence the operations of ChinaBig. As a result of the restructured agreement, we became a passive investor in ChinaBig and started accounting for this investment under the cost method. Prior to June 15, 2000, we accounted for this investment under the equity method. Therefore, subsequent to June 15, 2000, we no longer recognize our share of the losses of ChinaBig.

In November 2001, management received an independent third party valuation of ChinaBig's current business plan, capital needs and outlook for profitability and cash flow. The valuation was conducted in connection with a proposed equity financing and was determined based on the present value of expected cash flows. The results of the valuation provided a range of possible estimated fair values for ChinaBig, all of which implied that the value of our 18% interest was substantially lower than the carrying value of $13.4 million. Management determined that the carrying value of this investment had been permanently impaired, and recorded an impairment charge of $11.4 million in the fourth quarter of 2001 to write this investment down to $2.0 million, which management believes is its best estimate of the current fair value of the ChinaBig investment. Prior valuations of the ChinaBig business had assumed a more rapid development of Internet advertising than is currently forecast.

GET DIGITAL SMART

In February 2000, we formally launched an initiative, known as "Get Digital Smart(SM)" ("GDS"), in the Miami/Ft. Lauderdale market to test the economic viability of providing a variety of products and services designed to deliver a comprehensive package of Internet marketing and e-commerce capabilities to small and medium-sized local businesses. While the test demonstrated that there was a demand for the products and services we offered, the business was not broadly capable of providing an adequate return on investment within our originally planned time horizon. During 2000, GDS incurred an operating loss of $8.9 million and in December 2000, we ceased operations and recorded one-time costs of $2.9 million related to the shutdown of the business.

COMPETITION

Yellow Pages Advertising Sales
We experience varying degrees of competition for yellow pages advertising sales in our current markets from other local telephone companies, independent yellow pages publishers (publishers that are not affiliated with any telephone company) and national yellow pages sales agents. We believe we have a competitive advantage in that SBC is the major incumbent telephone company in the Illinois and northwest Indiana market and Sprint is the major incumbent telephone company in the Nevada, Virginia and North Carolina markets and one of two major incumbent telephone companies in the Florida markets. The incumbent telephone companies have strong brand name recognition and typically publish the leading directories in terms of numbers of advertisers, billing value of advertising, utilization rates and distribution. The market position of local telephone companies, including those with which we have relationships, may be adversely impacted by the Telecommunications Act of 1996, which effectively opened local telephone markets to increased competition. There is also competition for advertising sales from other media, including newspapers, magazines, radio, direct mail, online information services, television and cable television. Additionally, advances in technology have brought to the industry new participants, new products and new channels, including increasing use of electronic delivery of directory information as an advertising medium.

Pre-press Publishing Services
Yellow pages publishers typically derive these necessary services from internal divisions or through independent providers of such services, or some combination of both. Many telephone companies and many of the significant independent yellow pages publishers, including those who are currently our customers, have made, or are making investments to acquire publishing services technology similar to the technology used at our Raleigh publishing center. We compete based upon breadth of services offered, price, turn-around time and experience.

EMPLOYEES

As of December 31, 2001, we had approximately 600 full-time employees. This number does not include the employees of DonTech, whom are not our employees. None of our employees are covered by collective bargaining agreements, and we consider relations with our employees to be good.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth information concerning the individuals who serve as executive officers of the Company as of March 4, 2002.

NAME                               AGE                      POSITION(S)
----                               ---                      -----------
Frank R. Noonan                    59       Chairman of the Board and Chief Executive Officer
David C. Swanson                   47       President and Chief Operating Officer; CEO-elect
Steven M. Blondy                   42       Senior Vice President and Chief Financial Officer
George F. Bednarz                  47       Vice President, Publishing and Information Technology
Robert J. Bush                     36       Vice President, General Counsel and Corporate Secretary
Frank M. Colarusso                 44       Vice President and Treasurer
William C. Drexler                 48       Vice President and Controller

FRANK R. NOONAN has served as Chairman and Chief Executive Officer of the Company since June 30, 1998. Mr. Noonan will resign as Chief Executive Officer at the 2002 Annual Meeting of Shareholders, but remain Chairman through December 2002. Mr. Noonan served as President from August 1991 to December 2000 and has been a director since February 1995. Mr. Noonan was a director of D&B from April 1998 to June 1998. Mr. Noonan was Senior Vice President Finance of Dun & Bradstreet Information Services from 1989 to August 1991. Prior to joining D&B, Mr. Noonan served as Senior Vice President and Chief Financial Officer of UNUM Corporation and in various financial positions for the General Electric Company.

DAVID C. SWANSON has served as President and Chief Operating Officer since December 2000 and as Senior Vice President of the Company since June 1998. Mr. Swanson will assume the position of Chief Executive Officer following the Annual Meeting of Shareholders in May 2002. Prior to his appointment as President and Chief Operating Officer, Mr. Swanson served as President of Donnelley Directory Services since March 1999. Upon the spin-off of the Company from D&B in June 1998, Mr. Swanson was appointed Executive Vice President-Corporate Strategy. Prior thereto, Mr. Swanson served as Executive Vice President and General

Manager for Proprietary Operations from July 1997, Executive Vice President Sales from October 1995 and Vice President and General Manager of Cincinnati Operations from September 1993.

STEVEN M. BLONDY joined the Company and was appointed Senior Vice President and Chief Financial Officer on March 1, 2002. Prior to joining the Company, Mr. Blondy served as Senior Vice President - Corporate Development for Young & Rubicam, Inc., a global marketing and communications company, from February 1998 to October 2000. Mr. Blondy also served as Executive Vice President and Chief Financial Officer for Poppe Tyson, a leading Internet and integrated marketing communications agency from April 1996 to December 1997. Mr. Blondy also served as Chief Financial Officer for Grundy Worldwide, an independent producer of television programs in Europe and Australia from December 1994 to July 1995 and prior to that, he spent 12 years in the investment banking industry with Chase Manhattan Bank and Merrill Lynch.

GEORGE F. BEDNARZ has served as Vice President, Publishing and Information Technology since April 2001. Previously, he served as Vice President & General Manager - Publishing since 1999. Mr. Bednarz joined the Company in November 1995 to lead the start-up implementation of the Company's Raleigh Information Center. Prior to joining the Company, Mr. Bednarz spent 19 years at D&B, where he held executive positions of increasing responsibility in various functions.

ROBERT J. BUSH was appointed General Counsel in January 2001, Vice President in October 2000 and Corporate Secretary in July 2000. Mr. Bush joined the Company in October 1999 as Assistant Vice President and Assistant General Counsel. Prior to joining the Company, Mr. Bush was Assistant General Counsel and Assistant Secretary at MIM Corporation, a pharmacy benefit management company, from May 1998 to October 1999 and an Associate at the New York offices of Jones, Day, Reavis & Pogue from August 1993 to May 1998.

FRANK M. COLARUSSO has served as Vice President and Treasurer since June 1998. Prior to that, he was Assistant Treasurer of D&B since 1996. Mr. Colarusso joined D&B in 1986 and was named Manager, International Treasury Services in 1989 and Director of Corporate Finance in 1992. Prior to joining D&B, Mr. Colarusso held management positions at Texaco Inc. and Sperry Corporation.

WILLIAM C. DREXLER has served as Vice President and Controller since June 1999. Prior to that, Mr. Drexler served as Assistant Vice President of Finance for the Company since 1996. Mr. Drexler joined the Company in 1992 as Director of Accounting Operations. In 1995, he was named Director of Financial Planning for publishing and information services. Prior to joining the Company, Mr. Drexler held financial management positions with a number of manufacturing firms.

ITEM 2.         PROPERTIES

Within our DAS segment, we lease six sales offices and conduct our publishing operations from two leased facilities with non-cancelable lease terms expiring at various dates though 2006. Our sales offices are between 2,000 and 15,000 square feet and are located in Florida, Nevada and Virginia. Our main publishing facility is located in a 55,000 square foot building in Raleigh, North Carolina and our graphics center is located in a 20,000 square foot building in Dunmore, Pennsylvania. We also lease 35,000 square feet for our corporate headquarters in Purchase, New York. The lease of our corporate headquarters extends through 2011, but we have the option to cancel the lease in 2006 for a minimal fee. DonTech directly leases its own sales offices and corporate headquarters.

ITEM 3.         LEGAL PROCEEDINGS

Rockland Yellow Pages
In 1999, Sandy Goldberg, Dellwood Publishing, Inc. and Rockland Yellow Pages initiated a lawsuit against the Company and Bell Atlantic in the United States District Court for the Southern District of New York. The Rockland Yellow Pages is a proprietary directory that competes against a Bell Atlantic directory in the same region, for which the Company served as Bell Atlantic's advertising sales agent through June 30, 2000. The complaint alleged that the defendants disseminated false information concerning the Rockland Yellow Pages, which resulted in damages to the Rockland Yellow Pages. In May 2001, the Court dismissed substantially all of plaintiff's claims, including the antitrust claims; only a false advertising claim under the Lanham Act and a state law tort claim with respect to only one advertiser survived. In August 2001, the plaintiff withdrew its Lanham Act claim with prejudice and then the Court dismissed the state law tort claim without prejudice as to re-filing in state court. In August 2001, the same plaintiffs filed a complaint naming the same defendants in New York State Supreme Court, in Rockland County, alleging virtually the same state law tort claim, seeking unspecified damages. In October 2001, defendants filed a motion to dismiss this complaint. While at this stage in the proceedings management is unable to predict the outcome of this matter, it presently believes that the resolution of the action will not have a material adverse effect on the Company's financial condition or results of operations.

Information Resources
In 1996, Information Resources, Inc. ("IRI") filed a complaint in the United States District Court for the Southern District of New York, naming as defendants the Company (as successor of D&B), ACNielsen Company and IMS International Inc., each former subsidiaries of D&B (the "IRI Action"). The complaint alleges, among other things, various violations of the antitrust laws and seeks damages in excess of $350 million, which IRI is seeking to have trebled under the antitrust laws. IRI also seeks punitive damages of an unspecified amount. Under the definitive agreement entered into in connection with the Company's separation from D&B in 1998 (the "Distribution Agreement"), D&B has assumed the defense and will indemnify the Company against any payments to be made by the Company in respect of the IRI Action, including any related legal fees and expenses. As required by the Distribution Agreement, Moody's Corporation, which subsequently separated from D&B, has agreed to be jointly and severally liable with D&B for the indemnity obligation to the Company. Management presently believes that D&B and Moody's have sufficient financial resources and/or borrowing capacity to satisfy all such liabilities and to reimburse the Company for all related costs and expenses. However, no assurances can be provided that all such liabilities, costs and expenses will be covered.

Tax Matters
Certain tax planning strategies entered into by D&B are currently subject to review by tax authorities. Pursuant to a series of agreements, IMS Health Incorporated ("IMS") and Nielsen Media Research, Inc. ("NMR") (both of which are former subsidiaries of D&B) are each jointly and severally liable to pay 50%, and D&B is liable for the remaining 50% of any payments for taxes and accrued interest arising from this matter and certain other potential tax liabilities after D&B pays the first $137 million of tax liability. As a result of the form of the separation of the Company from D&B, the Company is the corporate successor of, and technically the taxpayer referred to herein as D&B. However, pursuant to the terms of the Distribution Agreement and the Tax Allocation Agreement entered into in connection with the Company's separation from D&B, D&B assumed the defense and agreed to indemnify the Company against any payments to be made by the Company in respect of any tax liability that may be assessed and any related costs and expenses. In 2000, D&B filed an amended tax return for 1989 and 1990, which reflected $561.6 million of tax and interest due and paid the IRS approximately $349.3 million, while IMS paid approximately $212.3 million. The Company understands that these payments were paid under dispute in order to stop additional interest from accruing. As required by the Distribution Agreement, Moody's Corporation has agreed to be jointly and severally liable with D&B for the indemnity obligation to the Company. IMS has filed an arbitration proceeding against NMR claiming that NMR underpaid its proper allocation of the tax liability under the agreements between NMR and IMS. In response to NMR's position that it paid its appropriate allocation of the tax liability, IMS has joined the Company (again, as successor to D&B) as a respondent in the arbitration proceeding so that if NMR should prevail in its interpretation of the allocation computation, then IMS could apply that same interpretation of the allocation computation against the Company under its agreement with the Company. If NMR should prevail in the arbitration against IMS and in turn IMS should prevail against the Company, the Company believes that the additional liability to the Company represented by this alternative interpretation of the allocation computation would be approximately $15 million (an approximate $60 million gross claim offset by approximately $45 million of tax benefit). While the Company believes that its interpretation of the allocation computation is correct, even should NMR prevail against IMS and in turn IMS prevail against the Company in this arbitration proceeding, D&B and Moody's would be obligated to indemnify the Company against any such liability. The fact that D&B and IMS have already paid the IRS a substantial amount of additional taxes with respect to the contested tax planning strategies significantly mitigates the risk to the Company. In addition, management presently believes that D&B, Moody's, IMS and NMR have sufficient financial resources and/or borrowing capacity to satisfy all such liabilities and to reimburse the Company for all related costs and expenses. However, no assurances can be provided that all such liabilities, costs and expenses will be covered.

Image One
In May 2001, Image One filed a complaint against certain Sprint Corporation affiliates and the Company in the United States District Court for the Middle District of Florida. In the complaint, Image One alleged that it created and licensed original text, graphics, images and other artwork specifically for yellow pages advertising and that the defendants engaged in copyright infringement and false designation of origin. Image One sought actual damages of approximately $95 million and statutory damages in excess of $330 million. This matter was settled and the complaint dismissed in February 2002, and such resolution of the action will not have a material adverse effect on the Company's financial condition or results of operations.

Other than the matters described above, the Company is involved in legal proceedings, claims and litigation arising in the ordinary conduct of its business. Although there can be no assurances, management presently believes that the outcome of such legal proceedings will not have a material adverse effect on the Company's results of operations, financial condition or cash flows.

ITEM 4.         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the quarter ended December 31, 2001.


                                     PART II

ITEM 5.         MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
                MATTERS

The Company's common stock trades on the New York Stock Exchange under the symbol "RHD." The table below indicates the high and low sales price of the Company's common stock for each quarter of the last two years.

                                            Price Per Share
                                            ---------------
                                          High            Low
                                          ----            ---

2001
----
1st Quarter                              $29.00          $22.88
2nd Quarter                              $32.00          $25.41
3rd Quarter                              $32.30          $25.50
4th Quarter                              $30.60          $25.02

2000
----
1st Quarter                              $18.94          $15.25
2nd Quarter                              $21.00          $14.88
3rd Quarter                              $21.94          $18.38
4th Quarter                              $24.94          $19.38

At March 4, 2002, there were approximately 7,100 holders of record of the Company's common stock. The Company did not pay any cash dividends during the last two years and does not expect to pay dividends for the foreseeable future. The Company's Credit Agreement and the Indenture governing the Notes contain various financial restrictions that may place limitations on the ability of the Company to pay dividends in the future (see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" for additional information regarding the Company's debt instruments).

ITEM 6.         SELECTED FINANCIAL DATA

The selected financial data of the Company (except advertising sales data) at December 31, 2001 and for each of the five years then ended are derived from the audited consolidated financial statements of the Company. The Company's audited consolidated financial statements are presented as if the Company were a stand-alone entity for all periods and include allocations through June 30, 1998 of certain D&B assets, liabilities and general and administrative expenses related to the business. The information below also includes operating results of businesses that were disposed during 2000 and 1997 and certain one-time items in 2000. Amounts related to these businesses and one-time items are presented below in footnote 1. The information set forth below should be read in conjunction with the audited consolidated financial statements and related notes in Item 8 and with "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7.

                                                                        YEARS ENDED DECEMBER 31,
                                                ----------------------------------------------------------------------
(in thousands, except per share data)               2001          2000           1999           1998           1997
----------------------------------------------------------------------------------------------------------------------

STATEMENT OF OPERATIONS (1)
Net revenue ................................    $   76,739     $  141,287     $  181,905     $  166,249     $  233,735
Partnership and joint venture income .......       139,964        147,693        139,181        135,854        130,171
Operating income ...........................       111,472        147,375        129,906        125,235        134,470
Income before extraordinary item (2) .......        50,256        125,462         55,151         61,268         84,743
Net income .................................        49,815        124,758         55,151         61,268         84,743

EARNINGS PER SHARE BEFORE EXTRAORDINARY ITEM
Basic ......................................        $ 1.66         $ 3.93         $ 1.64         $ 1.79         $ 2.48
Diluted ....................................        $ 1.62         $ 3.85         $ 1.61         $ 1.77         $ 2.48

EARNINGS PER SHARE AFTER EXTRAORDINARY ITEM
Basic ......................................        $ 1.65         $ 3.91         $ 1.64         $ 1.79         $ 2.48
Diluted ....................................        $ 1.61         $ 3.83         $ 1.61         $ 1.77         $ 2.48

SHARES USED IN COMPUTING EARNINGS PER SHARE
Basic ......................................        30,207         31,947         33,676         34,237         34,153
Diluted ....................................        30,976         32,594         34,159         34,522         34,213

DIVIDENDS PER SHARE ........................            --             --             --        $  0.35             --

BALANCE SHEET (1)
Total assets ...............................    $  295,981     $  365,284     $  395,406     $  385,841     $  377,507
Long-term debt .............................       283,904        347,526        435,000        464,500             --
Shareholders' (deficit) equity .............      (111,313)      (108,510)      (192,811)      (224,770)       255,807

ADVERTISING SALES (UNAUDITED) (1,3)
Publication sales ..........................    $  627,509     $  861,904     $1,044,150     $  989,336     $1,082,592
Calendar sales .............................       607,866        897,670      1,066,728        991,575      1,064,745

(1) Amounts above include the results of the Bell Atlantic, Cincinnati and Get Digital Smart businesses disposed of in 2000 and one-time items from the restructuring of the CenDon relationship. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations
        - Factors Affecting Comparability" for a discussion of these items. In addition, the amounts shown for 1997 also include the results of the P-East business. To facilitate comparison of the financial data, the amounts related to these disposed businesses and one-time items are as follows:

                                                       2000            1999             1998             1997
                                                  -----------------------------------------------------------------
Net revenue..................................        $ 63,994         $106,986         $ 92,319         $175,210
Partnership and joint venture income.........           5,422               --               --            1,724
Operating income.............................          13,191            7,538            6,531           22,873
Total assets.................................              --           64,193           61,678           65,437
Publication sales (3)........................         238,131          436,870          405,929          527,549
Calendar sales (3)...........................         277,768          453,971          388,299          492,816

(2) In 2001 and 2000, the Company recognized an extraordinary after-tax loss of $441 and $704, respectively, related to the write-off of deferred financing costs in connection with the prepayment of debt.

(3) Advertising sales represent the billing value of advertisements sold for an annual directory by the Company and DonTech. Calendar sales represent the billing value of advertisements sold for an annual directory stated on the same basis as revenue is recognized. Publication sales represent sales for directories that published in the current period regardless of when the advertising for that directory was sold. These sales are compared against sales for the same directories published in the prior year period. If events occur during the current year that affects the comparability of publication sales to the prior year, such as changes in directory publication dates or other contractual changes, then prior year publication sales are adjusted to conform to the current year presentation and maintain comparability.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Item should be read in conjunction with the audited, consolidated financial statements and notes thereto that are included in Item 8.

FORWARD-LOOKING INFORMATION

Certain statements contained in this Form 10-K regarding R.H. Donnelley's future operating results, performance, business plans or prospects and any other statements not constituting historical fact are "forward-looking statements" subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. Where possible, the words "believe," "expect," "anticipate," "should," "will," "would," "planned," "estimated," "potential," "goal," "outlook," and similar expressions, as they relate to R.H. Donnelley or its management, have been used to identify such forward-looking statements. Regardless of any identifying phrases, these statements and all other forward-looking statements reflect only R.H. Donnelley's current beliefs and assumptions with respect to future business plans, prospects, decisions and results, and are based on information currently available to R.H. Donnelley. Accordingly, the statements are subject to significant risks, uncertainties and contingencies which could cause R.H. Donnelley's actual operating results, performance, business plans, prospects or decisions to differ from those expressed in, or implied by, these statements. Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to update any forward-looking statements. Such risks, uncertainties and contingencies include, without limitation, the following:

(1) DEPENDENCE ON A LIMITED NUMBER OF RELATIONSHIPS
Our business consists primarily of two relationships; a perpetual partnership with SBC Communications Inc. ("SBC") called DonTech; and two sales agency arrangements with Sprint Corporation ("Sprint"). No assurance can be given that we will be able to renew our existing Sprint sales agency or various pre-press publishing agreements as they expire or that we will be able to secure additional business to replace any such expired contracts.

(2) DEPENDENCE ON OUR BUSINESS PARTNERS
The Company is the exclusive sales agent for Sprint and DonTech is the exclusive sales agent for SBC in the respective markets. As the exclusive sales agent, the Company and DonTech are responsible for all sales management, sales force compensation, recruiting and training and other sales related matters. As the publisher of the respective directories, Sprint and SBC are responsible for, and consequently control, all other matters, including without limitation, product development, pricing, scheduling, marketing, distribution, billing, collections, credit and customer service. While we believe that the economic interests of the Company and DonTech are generally aligned with those of Sprint and SBC with respect to their yellow pages directory operations, Sprint or SBC could implement policies and decisions that could have an adverse impact on their overall yellow pages directory operations or more particularly on our business relationships with them. Such policies and decisions, in which the Company or DonTech would likely have no participation or influence, could have a material adverse effect on our results of operations or financial condition. While we and DonTech are afforded certain protections under the respective agreements which we believe could mitigate to a significant degree the adverse effects of such policy changes and/or decisions on the Company, no assurances can be given that such policy changes and/or decisions would not have a material adverse effect on our results of operations or financial condition. Lastly, we maintain large receivable balances from Sprint and SBC, and any liquidity difficulties that they may experience could materially impact the Company's results of operations, financial condition and liquidity.

(3) UNCERTAINTY REGARDING CHANGES IN THE INDUSTRY
Our ability to offer our sales agency, pre-press publishing and other services to SBC and Sprint in other markets and to other publishers in the industry and/or our ability to diversify our business portfolio may be impacted by uncertainties caused by the consolidation (both past and future) of the telecommunications industry, as well as by recent consolidation activity in the independent yellow pages publishing industry. Most publishers provide all sales and publishing functions internally; consequently there can be no assurance that the Company will be able to obtain additional outsourcing business from any of these publishers. In addition, the effects of the Telecommunications Act of 1996 are still developing and the ultimate impact of those changes is still uncertain. Other changes in the yellow pages industry and markets could also affect our results, plans and prospects. Also, the introduction of competing products or technologies (including electronic delivery of directory information) by other companies and/or pricing pressures from competitors and/or customers could adversely affect our results of operations and financial condition.

(4) GENERAL ECONOMIC FACTORS
Our business results could be adversely affected by any continuation or further deterioration of the economic slowdown presently being experienced in the United States, especially with respect to the markets in which we operate. In addition, any residual economic effects of, and uncertainties regarding (i) the terrorist attacks that occurred on September 11, 2001, (ii) the general possibility or express threat of similar terrorist or other related disruptive events, or (iii) the future occurrence of similar terrorist or other related disruptive events, especially with respect to the major markets in which we operate that depend so heavily upon travel and tourism, could also adversely affect our business.

(5) USE OF CASH FLOW
The Company intends to use its cash flow for some or all of the following: repay its debt, repurchase its outstanding Common Stock and/or pursue growth initiatives within its line of business and core competencies, whether through acquisition, joint ventures, outsourcing opportunities or otherwise. Any share repurchases would be subject to market conditions and compliance with legal restrictions as well as restrictions under the Company's debt covenants. Growth initiatives, if pursued, would be subject to implementation, integration and other related risks and no assurance can be given that any proposed transaction would be accretive to earnings.


THE COMPANY

R.H. Donnelley Corporation is a leading independent marketer of yellow pages advertising services tailored for small and medium-sized businesses. Unless otherwise indicated, the terms "Company," "we," "us" and "our" refer to R.H. Donnelley Corporation and its direct and indirect wholly owned subsidiaries. Prior to July 1, 1998, the Company operated as part of The Dun & Bradstreet Corporation ("D&B"). Unless otherwise specified, all tabular amounts are presented in millions of dollars. Our business is organized into two reportable operating segments as of January 1, 2001: the DonTech Partnership ("DonTech") and Directory Advertising Services ("DAS").

DONTECH
DonTech is a 50/50 perpetual partnership with an operating unit of SBC, which acts as the exclusive sales agent for yellow pages directories published by SBC in Illinois and northwest Indiana. DonTech provides advertising sales services and receives a commission from SBC. Our income from DonTech is comprised of two components: our 50% interest in the net profits of DonTech and revenue participation income received directly from SBC. Revenue participation income is based on a percentage of DonTech advertising sales and comprises over 80% of the total income from DonTech. Total income from DonTech accounted for 79%, 72% and 83% of operating income before General & Corporate costs and other unallocated expenses for the years ended December 31, 2001, 2000 and 1999, respectively. Certain general and administrative expenses incurred to support this business are not allocated to the DonTech segment. As income from DonTech accounts for a significant portion of our operating income, a material decline in the advertising sales of DonTech would likely have a material adverse effect on our results of operations and financial condition. We also provide certain pre-press publishing services for DonTech directories, which is included in our DAS segment as described below. Although DonTech provides advertising sales of yellow pages and other directory products similar to DAS, the partnership is considered a separate operating segment since, among other things, the partnership has its own Board of Directors and the employees of DonTech, including its officers and managers, are not our employees.

DIRECTORY ADVERTISING SERVICES
Within our DAS segment, we sell yellow pages advertising for affiliated entities of Sprint and perform pre-press publishing services for yellow pages directories. We are the exclusive sales agent in the greater Orlando, Florida market ("Central Florida") for an operating unit of Sprint and the exclusive sales agent in Nevada, Florida, Virginia and North Carolina for CenDon LLC ("CenDon"), a joint venture with Centel Directory Company ("Centel"), a subsidiary of Sprint. Other Sprint affiliates sell yellow pages advertising in other markets in these states. We provide pre-press publishing services for the yellow pages directories of DonTech and Sprint for which we sell advertising, as well as for an unaffiliated third party publisher under separately negotiated contracts. All information technology costs are also included in DAS. In addition, the DAS segment for periods prior to 2001 includes the operating results of the Cincinnati and Bell Atlantic businesses and our share of the losses in ChinaBig.com Limited ("ChinaBig") through the dates of transactions that caused changes to the reporting of each respective business (see "Factors Affecting Comparability" below).

We receive sales commissions on all advertising we sell for Sprint and CenDon and a priority distribution on our membership interest in CenDon ("priority distribution"). The amount of priority distribution earned is based on a percentage of CenDon advertising sales. Income from Sprint is also highly dependent on the level of advertising sales and a material decline in the level of advertising sales could have a material adverse effect on our results of operations or financial condition.

At the end of 2002, our pre-press publishing contract with an unaffiliated third party publisher will expire and we have been notified that this contract will not be renewed. Revenue from this contract was approximately $8 million per year; however, due to certain restructuring actions described below under "Factors Affecting Comparability," we do not anticipate that the expiration of this contract will have a material adverse effect on our results of operations or financial condition. Our current pre-press publishing service agreements with SBC and Sprint extend through 2003. We recently re-negotiated our pre-press publishing service agreement with SBC to extend its term through 2008 on substantially the same terms. While we have not yet sought to negotiate an extension of the Sprint pre-press publishing agreement as we were awaiting the outcome of the SBC extension negotiations, we intend to pursue such negotiations with Sprint promptly. However, no assurances can be given that we will be successful in extending that agreement or as to the terms and conditions of any such extension. Revenue from our pre-press publishing services operation accounted for approximately 43%, 23% and 17% of total consolidated revenue in 2001, 2000 and 1999, respectively.

CRITICAL ACCOUNTING POLICIES

An understanding of our accounting policies is necessary for a complete analysis of our results of operations and financial condition. Those accounting policies that have or could have a material effect on our results of operations or financial condition are as follows:

Revenue Recognition. We earn revenue in the form of commissions from the sale of advertising and fees from our pre-press publishing services. As a sales agent, sales commission revenue is recognized at the time an advertising contract is executed with a customer. This includes sales commission revenue realized from Sprint, including CenDon for directories that published after June 30, 2000, and Bell Atlantic through June 30, 2000. When we were the publisher, or part of a publishing partnership, revenue was recognized when a directory was published. This included revenue from the CenDon Partnership before June 30, 2000 and from the publication of our Cincinnati proprietary directory prior to its sale. Sales commission revenue is recorded net of potential claims and allowances, which are estimated based on historical experience. Revenue from pre-press publishing operations is recognized as services are performed.

Partnership and Joint Venture Income. Partnership and joint venture income includes our 50% share of the net profits of DonTech, revenue participation income and the priority distribution. Revenue participation income and the priority distribution are earned and recognized when a sales contract is executed with a customer. Prior to the restructuring of the CenDon relationship, which was effective July 1, 2000, we were a general partner in the CenDon Partnership, a 50/50 partnership with Centel, formed to publish directories in Florida, Nevada, Virginia and North Carolina. We recognized our 50% share of the net profits of the partnership as partnership and joint venture income. Partnership and joint venture income also included our share of the losses of ChinaBig, through June 15, 2000, at which time, we became a passive investor and were no longer required to recognize our share of the losses.

Partnership and Joint Venture Investments. The carrying value of the DonTech investment, the revenue participation receivable and the priority distribution receivable are reflected as partnership and joint venture investments and the investment in ChinaBig is reflected as other non-current assets on the consolidated balance sheets. The carrying value of partnership and joint venture investments is evaluated for impairment when events or changes in circumstances indicate that the carrying value of the investment may be impaired. If an impairment is deemed to have occurred, and such impairment is determined to be permanent, the carrying value of the investment is written-down to its estimated fair value. Such estimate of fair value would be determined based on independent third party valuations or by discounting estimated future cash flows. Based on an independent third party valuation, we recorded an impairment charge of $11.4 million in the fourth quarter of 2001 related to our investment in ChinaBig (see "Factors Affecting Comparability" below).

Concentration of Credit Risk. We maintain significant receivable balances with SBC and Sprint for revenue participation, priority distribution and sales commissions. The ultimate remittance of these receivables is subject to adjustment, up to specified maximums under contractual provisions, based on collections by these companies from the individual advertisers. The Company does not currently foresee a material credit risk associated with these receivables, although there can be no assurance that full payment will be received on a timely basis.

See Note 1 to the Consolidated Financial Statements in Item 8 for additional information on our accounting policies.

FACTORS AFFECTING COMPARABILITY

During 2000, we entered into the following transactions that resulted in a pre-tax net gain of $86.5 million ($53.5 million after-tax) and a one-time operating income benefit of $15.8 million:

- We executed an agreement with affiliates of Bell Atlantic Corporation (now known as Verizon Communications, "Bell Atlantic") for the early termination of our sales agency agreements, and we sold our Cincinnati proprietary operations.

- We restructured and extended our CenDon sales agency relationship through 2010. The original relationship was set to expire in 2004.

- In connection with the investment by an unaffiliated third party in ChinaBig, we became a passive investor, and as such, no longer recognize our share of the losses of ChinaBig.

-   We ceased operations of our Get Digital Smart ("GDS") business.

DISPOSITION OF BUSINESSES AND RELATED COST CUTTING ACTIONS
On April 27, 2000, we sold our Cincinnati proprietary directory business to Yellow Book USA, Inc. for $8 million.

On June 30, 2000, we entered into an agreement ("Agreement") with Bell Atlantic for the early termination of the directory services agreements, as amended (the "Agency Agreements"), between the Company and Bell Atlantic. Pursuant to the Agency Agreements, the Company had served as exclusive sales agent for Bell Atlantic directories covering substantially all of New York State. The Agency Agreements had been scheduled to expire in 2003 and 2005. The transactions contemplated by the Agreement were also consummated on June 30, 2000. Under the terms of the Agreement, we received a termination payment of $114 million. We also received a payment of approximately $57 million for commissions on sales which occurred prior to the closing, but which were not yet payable under the terms of the Agency Agreements, and for sales in directories that published in the pre-closing period.

In December 2000, we ceased operations of our Get Digital Smart business. GDS was formally launched in February 2000 in the Miami/Ft. Lauderdale market to test the economic viability of providing a variety of products and services designed to deliver a comprehensive package of Internet marketing and e-commerce capabilities to small and medium-sized local businesses. While the test demonstrated that there was a demand for the products and services we offered, the business was not broadly capable of providing an adequate return on investment within our originally planned time horizon. We recognized one-time costs of $2.9 million related to the shutdown of the business.

We also implemented cost-cutting measures in 2000, including headcount reductions, at our pre-press publishing facility in Raleigh and corporate headquarters consistent with our new operating structure.

CENDON PARTNERSHIP RESTRUCTURING AND EXTENSION
Effective for directories that published after June 30, 2000, we entered into a series of agreements with Centel that effectively restructured the CenDon Partnership as a limited liability company and extended the sales agency arrangement through 2010. Both the partnership agreement and sales agency agreement were set to expire in 2004. The new arrangement focuses our responsibilities on sales and certain pre-press publishing services and establishes us as the exclusive sales agent for Centel's directory products in the markets previously covered by the partnership agreement. Centel assumed responsibility for the printing and delivery of directories, which were previously performed by the CenDon Partnership, and related support services such as marketing, customer service and collections, which were previously performed by the Company. Under the new arrangement, Centel manages CenDon. We receive sales commissions on all advertising sold, and in consideration for transferring control over the publishing functions to Centel, we also receive a priority distribution. The priority distribution allows us to maintain the same level of profitability that we would have earned under the CenDon Partnership through the original expiration date in 2004.

Under the new arrangement, revenue and related costs are recognized at the time of sale. Under the previous CenDon Partnership, where we shared responsibility for the publishing and delivery functions, revenue and related costs were recognized at the time of directory publication. Accordingly, upon the restructuring of the CenDon arrangement in 2000, a one-time operating income benefit of $15.8 million was recorded. This benefit related to advertising sales made and costs incurred prior to the effective date of the agreement for directories that published subsequent to the effective date of the agreement.

CHINABIG INVESTMENT AND IMPAIRMENT CHARGE
We currently have an 18% interest in ChinaBig, which publishes yellow pages directories and offers Internet directory services in the People's Republic of China. In connection with an equity investment by an unaffiliated third party and in order to facilitate the raising of additional capital and provide greater flexibility, on June 15, 2000, ChinaBig and each existing investor (including the Company) restructured the existing joint venture agreement of ChinaBig to, among other things, significantly reduce our ability to influence the operations of ChinaBig. As a result of the restructured agreement, we are a passive investor in ChinaBig and account for this investment under the cost method. Prior to June 15, 2000, we accounted for this investment under the equity method. Therefore, subsequent to June 15, 2000, our share of the losses of ChinaBig is no longer recognized in the consolidated statement of operations.

In November 2001, management received an independent third party valuation of ChinaBig's current business plan, capital needs and outlook for profitability and cash flow. The valuation was conducted in connection with a proposed equity financing. The results of the valuation provided a range of possible estimated fair values for ChinaBig, all of which implied that the value of our 18% interest was substantially lower than our carrying value of $13.4 million. Management determined that the carrying value of this investment had been permanently impaired, and recorded an impairment charge of $11.4 million in the fourth quarter of 2001 to write this investment down to $2.0 million, which management believes is its best estimate of the current fair value of the investment. Prior valuations of the ChinaBig business had assumed a more rapid development of Internet advertising in China than is currently forecast.

RESTRUCTURING AND SPECIAL CHARGE
The operating results for 2001 include a charge of $18.6 million in connection with executive management employment transition arrangements and the expiration of a pre-press publishing contract, which will result in the elimination of approximately 100 positions during 2002. The charge includes $9.9 million associated with the executive management transition arrangements, including severance, accrued benefits under executive pension plans and other related costs, $3.3 million for other employee severance and related costs, $4.4 million for idle leased space in the Raleigh publishing facility and planned relocation of the corporate headquarters due to excess capacity and $1.0 million for professional fees and the write-off of assets no longer considered useable.

2000 AND 1999 AS ADJUSTED RESULTS

Due to the above mentioned transactions during 2000, we do not believe that comparisons of 2001 results to 2000 reported results and 2000 reported results to 1999 reported results would be meaningful. Accordingly, the information below for 2000 and 1999 is presented on both a reported, audited basis and an as adjusted, unaudited basis. Because it is no longer relevant or material, other than disclosing the reported amounts, the "Results of Operations" does not discuss the results of our disposed operations (Bell Atlantic, Cincinnati and GDS) or the one-time operating income benefit from the restructuring of the CenDon relationship. For period over period comparisons of the Bell Atlantic and Cincinnati operations during the periods prior to disposition, see Management's Discussion and Analysis of Financial Condition and Results of Operations in our Quarterly Reports on Form 10-Q for the first and second quarters of 2000. GDS did not begin full operations until 2000, therefore period over period comparisons are not possible. The as adjusted amounts assume the 2000 transactions described above had occurred on January 1, 1999 and are derived by excluding from the reported amounts the advertising sales, revenue and expenses of the Bell Atlantic, Cincinnati and GDS operations, as well as the one-time items from the restructuring of the CenDon relationship. We believe that the as adjusted, unaudited information is more indicative of our underlying financial and operational performance during 2000 and may better reflect the results of our continuing businesses. However, the as adjusted, unaudited information does not purport to represent what our actual results would have been had the transactions occurred as of the assumed dates or to project the results of operations or financial condition for any future period.

                              RESULTS OF OPERATIONS
                       THREE YEARS ENDED DECEMBER 31, 2001

ADVERTISING SALES

As a sales agent, we earn a commission on the value of advertising sold, and therefore do not report on the consolidated statements of operations the gross value of advertising sold. We nevertheless disclose and discuss both publication and calendar advertising sales as we believe they are a good indicator of our operational performance. Our sales commission revenue, revenue participation income and priority distribution income are computed based upon calendar advertising sales. Further discussion of publication and calendar sales is provided below.

Publication Sales
Publication sales represent the value of advertising sales in directories that published during the current period regardless of when the advertising for that directory was sold. These sales give an indication of underlying sales growth in the directories for which we and DonTech sell advertising, but do not have a direct correlation to our reported revenue or profitability in the indicated period as most, if not all of these sales were consummated and recognized in prior periods (see "Calendar Sales" below). These sales are compared against sales for the same directories published in the prior year period. If events occur during the current year that effect the comparability of publication sales to the prior year, such as changes in directory publication dates or other contractual changes, then prior year publication sales are adjusted to conform to the current year presentation and maintain comparability. Accordingly, to facilitate comparability, 2000 and 1999 publication sales for DonTech have been decreased $0.3 million and $1.0 million, respectively and DAS sales for 2000 have been increased $1.7 million to account for changes in directory publication dates and contractual provisions. Changes in directory publication dates do not impact our reported revenue or profitability, since as a sales agent, we and DonTech recognize revenue in the period the sale is completed and not at the time of directory publication. Reported and as adjusted publication advertising sales by segment are as follows:

                                                                    2001 vs. 2000             2000 vs. 1999
                                                              --------------------------------------------------
                       2001          2000         1999         $ Change     % Change     $ Change     % Change
                   ---------------------------------------------------------------------------------------------
REPORTED
   DonTech            $434.0       $ 430.5     $   426.6       $   3.5          0.8%     $   3.9         0.9%
   DAS                 193.5         431.4         617.5        (237.9)       (55.1)      (186.1)      (30.1)
                   ---------------------------------------------------------------------------------------------
       Total          $627.5       $ 861.9      $1,044.1       $(234.4)       (27.2)%    $(182.2)      (17.5)%
                   =============================================================================================

AS ADJUSTED
   DonTech            $434.0       $ 430.5     $   426.6        $  3.5          0.8%     $   3.9         0.9%
   DAS  (a)            193.5         193.3         180.7           0.2          0.1         12.6         7.0
                   ---------------------------------------------------------------------------------------------
       Total          $627.5       $ 623.8     $   607.3        $  3.7          0.6%     $  16.5         2.7%
                   =============================================================================================

(a) Excludes Bell Atlantic sales of $238.1 million in 2000 and Bell Atlantic and Cincinnati sales of $426.8 million and $10.0 million, respectively, in 1999.

Reported publication sales were $627.5 million, $861.9 million and $1,044.1 million for 2001, 2000 and 1999, respectively. As adjusted publication sales were $627.5 million, $623.8 million and $607.3 million for 2001, 2000 and 1999, respectively. Publication sales growth at DonTech has been relatively flat for the last two years. Sales for 2001 at DonTech were adversely affected by the weakening economy, uncertainty among advertisers following the events of September 11, 2001 and increased competition. Sales for 2000 at DonTech were adversely affected by certain systems related issues in the billing and collections function at Ameritech Corporation (now a wholly owned subsidiary of SBC, "Ameritech"), prior to their conversion to SBC's systems. As adjusted publication sales for DAS in 2001 were flat compared to 2000 due to the weakening economy, tighter credit standards in light of the weakening economy and increased uncertainty among advertisers, especially in the tourist based market of Orlando. DAS sales showed strong growth in 2000 compared to 1999 driven primarily by growth in the Las Vegas and Central Florida markets.

Two of our largest sales campaigns, the January Las Vegas and Chicago Consumer, were completed by year-end and will publish during the first quarter of 2002. The results of these sales campaigns were significantly below prior year campaigns, and as a result, publication sales for the first quarter of 2002 are expected to be approximately 10% lower than publication sales in the first quarter of 2001. As defined, publication sales are recorded in the period that the directory is published, whereas calendar sales are recorded in the period that a sales contract is signed. Since a calendar sale precedes a publication sale in terms of reporting, lower calendar sales in one quarter will generally lead to lower publication sales in subsequent periods. However, since our revenue and profitability are driven by calendar sales, the shortfall in the January Las Vegas and Chicago Consumer directories adversely affected 2001 revenue and profitability (as described below) and will not have an impact on revenue and profitability in 2002.

Calendar Sales
We and DonTech earn commission revenue based on a contractual percentage of the billing value of advertisements sold for an annual directory. Calendar sales are recorded when a sales contract is executed with a customer. As the Company and DonTech operate solely as sales agents, calendar sales are stated on the same basis as revenue is recognized. Accordingly, our reported revenue and profitability are directly correlated to calendar sales. The selling of advertising for a specific directory is managed as a sales campaign, and the typical sales campaign begins approximately six to eight months prior to the scheduled publication date. As a result, the amount of calendar sales can fluctuate from the prior year due to various factors, including changes in the actual commencement date of the sales campaign and the timing of sales during the sales campaign. Such fluctuations, if material, would likely have a material effect on our results of operations or financial condition for that period. Reported and as adjusted calendar sales by segment are as follows:

                                                               2001 vs. 2000             2000 vs. 1999
                                                         --------------------------------------------------
                        2001        2000        1999       $ Change     % Change    $ Change     % Change
                   ----------------------------------------------------------------------------------------
REPORTED
   DonTech            $ 422.6     $ 428.2     $  432.3     $  (5.6)       (1.3)%    $  (4.1)      (0.9)%
   DAS                  185.3       469.5        634.4      (284.2)      (60.5)      (164.9)     (26.0)
                   ----------------------------------------------------------------------------------------
       Total          $ 607.9     $ 897.7     $1,066.7     $(289.8)      (32.3)%    $(169.0)     (15.8)%
                   ========================================================================================

AS ADJUSTED
   DonTech            $ 422.6     $ 428.2     $  432.3     $  (5.6)       (1.3)%    $  (4.1)      (0.9)%
   DAS  (a)             185.3       191.7        180.4        (6.4)       (3.3)        11.3        6.3
                   ----------------------------------------------------------------------------------------
       Total          $ 607.9     $ 619.9     $  612.7     $ (12.0)       (1.9)%    $   7.2        1.2%
                   ========================================================================================

(a) Excludes Bell Atlantic sales of $182.0 million and one-time sales benefit from the CenDon restructuring of $95.8 million in 2000 and Bell Atlantic sales of $444.0 million and Cincinnati sales of $10.0 million in 1999.

Reported calendar sales were $607.9 million, $897.7 million and $1,066.7 million for 2001, 2000 and 1999, respectively. As adjusted calendar sales were $607.9 million, $619.9 million and $612.7 million for 2001, 2000 and 1999, respectively. Sales at DonTech for 2001 declined 1.3% from 2000 due to weakening economic conditions, increased uncertainty among many small and medium sized businesses following the events of September 11, 2001 and increased competition in the Chicago market. The sales campaign for the 2002 Chicago Consumer directory, DonTech's largest directory in terms of advertising sales, was in its peak selling period immediately after September 11th and was severely impacted by the uncertainty caused by the terrorist attacks. The 2002 Chicago Consumer campaign was completed in December 2001, and results were significantly below the prior year's results. This directory published in February 2002. The decline in 2000 sales compared to 1999 was due to certain systems related issues in the billing and collection functions at Ameritech that resulted in a loss of customers who were significantly delinquent and withdrawn from directories, as well as the timing of certain sales campaigns in 2000 compared to 1999. The systems related issues were essentially corrected by the third quarter of 2001, partially through conversion to SBC's systems.

As adjusted sales for DAS in 2001 declined 3.3% from 2000 due to the weakening economy, tighter credit standards in light of the weakening economy and increased uncertainty among advertisers following September 11, 2001. The effects of the weakening economy and increased uncertainty were exacerbated in the tourist based markets of Las Vegas and Orlando. The sales campaign for the January 2002 Las Vegas directory, one of Sprint's largest directories in terms of advertising sales, was also in its peak selling period immediately after September 11th and was severely impacted by the uncertainty caused by the terrorist attacks. The January 2002 Las Vegas campaign was completed in December 2001 and the results were significantly below the prior year's results. In 2000, as adjusted DAS sales increased 6.3% over 1999 as we saw good growth in sales in the Las Vegas and Central Florida markets.

NET REVENUE

Revenue is derived principally from two sources - sales commissions earned on the value of advertising sold for Sprint and fees for pre-press publishing services. Revenue from Sprint accounted for 57%, 46% and 23% of consolidated revenue for the years ended December 31, 2001, 2000 and 1999, respectively. Reported and as adjusted net revenue by segment is as follows:

                                                                  2001 vs. 2000                2000 vs. 1999
                                                            ------------------------------------------------------
                        2001         2000         1999        $ Change       % Change     $ Change     % Change
                   -----------------------------------------------------------------------------------------------
REPORTED
   DAS                 $ 76.7       $141.1       $181.9       $ (64.4)        (45.6)%      $(40.8)       (22.4)%
   GDS                     --          0.2           --          (0.2)          n/m           0.2          n/m
                   -----------------------------------------------------------------------------------------------
       Total           $ 76.7       $141.3       $181.9       $ (64.6)        (45.7)%      $(40.6)       (22.3)%
                   ===============================================================================================

AS ADJUSTED
   DAS  (a)            $ 76.7       $ 77.3       $ 74.9       $  (0.6)         (0.8)%      $  2.4          3.2%
   GDS  (b)                --           --           --            --            --            --           --
                   -----------------------------------------------------------------------------------------------
       Total           $ 76.7       $ 77.3       $ 74.9       $  (0.6)         (0.8)%      $  2.4          3.2%
                   ===============================================================================================

(a) Excludes Bell Atlantic revenue of $42.8 million and one-time revenue benefit of $21.0 million from the CenDon restructuring in 2000 and revenue from Bell Atlantic and Cincinnati of $97.4 million and $9.6 million, respectively, in 1999. There was no revenue recorded for Cincinnati in 2000 as this directory was sold prior to its scheduled publication date.

(b) Excludes revenue for GDS in 2000.

Reported revenue was $76.7 million, $141.3 million and $181.9 million for 2001, 2000 and 1999, respectively. As adjusted revenue was $76.7 million, $77.3 million and $74.9 million for 2001, 2000 and 1999, respectively. Revenue for 2001 was slightly lower than as adjusted revenue for 2000. Lower DAS calendar sales resulted in a decrease of $3.4 million and revenue from our cable television yellow pages product was $1.0 million lower as we discontinued offering this product at the beginning of 2001. These decreases were partially offset by lower claims and allowances of $3.1 million, primarily due to the reversal in 2001 of $1.4 million of sales claims and allowances that were recognized in 2000, but based on actual results, were no longer needed, and higher revenue from our pre-press publishing operations of $0.7 million, primarily due to a full year of services performed for the new owner and publisher of the Cincinnati directory, which we sold in April 2000. As adjusted revenue for 2000 was $2.4 million higher than as adjusted revenue for 1999 primarily due to the increase in Sprint calendar sales. Pre-press publishing revenue increased $0.9 million in 2000 compared to 1999, but was offset by a decrease in revenue from our cable television yellow pages product of $0.7 million.

EXPENSES

Reported and as adjusted expenses were as follows:

                                                                            2001 vs. 2000             2000 vs. 1999
                                                                       ------------------------------------------------
                                          2001      2000       1999     $ Change    % Change     $ Change     % Change
                                      ---------------------------------------------------------------------------------
REPORTED
   Operating expenses                   $ 44.8     $ 96.7     $138.4     $(51.9)      (53.7)%     $(41.7)      (30.1)%
   G&A expenses                           16.6       25.2       29.2       (8.6)      (34.1)        (4.0)      (13.7)
   Restructuring and special charge       18.6         --         --       18.6         n/m           --          --
   Investment impairment charge           11.4         --         --       11.4         n/m           --          --
   D&A expense                            10.8       15.4       18.3       (4.6)      (29.9)        (2.9)      (15.8)
   Provision for bad debts                 3.0        4.3        5.3       (1.3)      (30.2)        (1.0)      (18.9)
                                      ---------------------------------------------------------------------------------
       Total                            $105.2     $141.6     $191.2     $(36.4)      (25.7)%     $(49.6)      (25.9)%
                                      =================================================================================

                                                                           2001 vs. 2000             2000 vs. 1999
                                                                       ------------------------------------------------
                                         2001       2000       1999     $ Change    % Change     $ Change    % Change
                                      ---------------------------------------------------------------------------------

AS ADJUSTED
   Operating expenses (a)               $ 44.8     $ 47.2     $ 53.0     $ (2.4)       (5.1)%     $ (5.8)      (10.9)%
   G&A expenses (b)                       16.6       22.5       22.5       (5.9)      (26.2)          --          --
   Restructuring and special charge       18.6         --         --       18.6         n/m           --          --
   Investment impairment charge           11.4         --         --       11.4         n/m           --          --
   D&A expense (c)                        10.8       12.7       12.8       (1.9)      (15.0)        (0.1)       (0.8)
   Provision for bad debts (d)             3.0        3.1        3.3       (0.1)       (3.2)        (0.2)       (6.1)
                                      ---------------------------------------------------------------------------------
       Total                            $105.2     $ 85.5     $ 91.6     $ 19.7        23.0%      $ (6.1)       (6.7)%
                                      =================================================================================

(a) Excludes operating expenses for Bell Atlantic of $30.4 million, Cincinnati of $0.7 million, GDS of $9.0 million and one-time expenses in connection with the CenDon restructuring of $9.4 million in 2000 and operating expenses for Bell Atlantic of $75.4 million and Cincinnati of $10.0 million in 1999.

(b) Excludes general and administrative expenses for Bell Atlantic of $2.4 million and Cincinnati of $0.3 million in 2000 and general and administrative expenses for Bell Atlantic of $4.0 million, Cincinnati of $1.4 million and GDS start-up expenses of $1.3 million in 1999.

(c) Excludes depreciation and amortization expense of $2.6 million for Bell Atlantic and $0.1 million for Cincinnati in 2000 and depreciation and amortization expense of $5.3 million for Bell Atlantic and $0.2 million for Cincinnati in 1999.

(d) Excludes one-time provision in connection with the CenDon restructuring of $1.2 million in 2000 and provision for Cincinnati of $1.9 million and Bell Atlantic of $0.1 million in 1999.

Reported operating expenses were $44.8 million, $96.7 million and $138.4 million for 2001, 2000 and 1999, respectively. As adjusted operating expenses were $44.8 million, $47.2 million and $53.0 million for 2001, 2000 and 1999, respectively. The decrease in 2001 operating expenses compared to 2000 is due to lower sales compensation related costs proportionate to the decrease in sales, the full year effect of cost savings initiatives implemented during 2000 and the absence of sales and production costs associated with our cable television yellow pages product. The decrease in 2000 operating expenses compared to 1999 was primarily due to reduced costs in our pre-press publishing operations and information technology function due to improvements in operational efficiency and lower salaries and benefit costs as a result of headcount reductions.

Reported general and administrative expenses were $16.6 million, $25.2 million and $29.2 million for 2001, 2000 and 1999, respectively. As adjusted general and administrative expenses were $16.6 million, $22.5 million and $22.5 million for 2001, 2000 and 1999, respectively. The decrease in costs in 2001 compared to 2000 was primarily due to a full year effect of the cost savings initiatives implemented during 2000. Due to the reduction in headcount, we realized savings from lower salary and benefit costs, lower rental costs due to the consolidation of staff and the elimination of corporate planning and international development efforts. General and administrative costs in 2000 were consistent with 1999 as cost cutting actions and the strategic initiatives implemented in 2000 were offset by investment banking costs and legal fees incurred in connection with the process to explore the possible sale of the Company.

See "Factors Affecting Comparability - Restructuring and Special Charge and ChinaBig Investment and Impairment Charge" for a discussion of the charges reflected in the above table.

Reported depreciation and amortization expense was $10.8 million, $15.4 million and $18.3 million in 2001, 2000 and 1999, respectively. As adjusted depreciation and amortization expense was $10.8 million, $12.7 million and $12.8 million in 2001, 2000 and 1999, respectively. The decrease in 2001 depreciation expense compared to 2000 was due to software development costs in our Raleigh pre-press publishing operation being fully amortized during 2000, the write-off of assets in 2000 and lower capital spending during 2001.

Reported provision for bad debts was $3.0 million, $4.3 million and $5.3 million in 2001, 2000 and 1999, respectively. On an as adjusted basis, provision for bad debts was relatively consistent at $3.0 million, $3.1 million and $3.3 million in 2001, 2000 and 1999, respectively.

PARTNERSHIP AND JOINT VENTURE INCOME

Partnership and joint venture income ("partnership income") was $140.0 million, $147.7 million and $139.2 million for 2001, 2000 and 1999, respectively. Partnership income from DonTech was $122.4 million in 2001, $124.0 million in 2000 and $123.5 million in 1999. DonTech partnership income has been relatively flat over the last three years. The weakening economy, uncertainty among advertisers and increased competition that adversely impacted calendar sales also negatively affected partnership income for 2001. Also, partnership income for 2000 was adversely affected by certain systems related issues in the billing and collections function at Ameritech. Partnership income from CenDon was $17.6 million in 2001, $24.8 million in 2000 and $16.9 million in 1999. Partnership income from CenDon for 2000 includes a one-time benefit of $5.4 million from the restructuring of the CenDon relationship. The decrease in 2001 CenDon income compared to 2000 is primarily due to the one-time benefit in 2000 and the lower sales in the CenDon markets in 2001. The increase in CenDon income for 2000 compared to 1999 was due to the one-time benefit and growth in sales in the CenDon markets, especially Las Vegas. As previously mentioned, effective June 15, 2000, we became a passive investor in ChinaBig and no longer recognize our share of its losses. Partnership income includes our share of ChinaBig losses of $1.1 million in 2000 (through June 15) and $1.2 million in 1999.

OPERATING INCOME

Operating income from DonTech includes our 50% share of the net profits of DonTech and revenue participation income from SBC. Operating income from DAS includes the results of, and those costs directly incurred by, each constituent business unit, less an allocation of certain shared expenses based on estimated business usage. General & Corporate represents overhead and administrative costs that are not allocated to the DAS business units. Reported and as adjusted operating income was as follows:

                                                                              2001 vs. 2000            2000 vs. 1999
                                                                          -----------------------------------------------
                                         2001        2000        1999      $ Change    % Change     $ Change    % Change
                                       ----------------------------------------------------------------------------------
REPORTED
   DonTech                              $122.4      $124.0      $123.5      $ (1.6)       (1.3)%     $  0.5         0.4%
   DAS                                    32.9        48.1        24.8       (15.2)      (31.6)        23.3        94.0
   General & Corporate                   (13.8)      (15.8)      (17.1)        2.0        12.7          1.3         7.6
   GDS                                      --        (8.9)       (1.3)        8.9         n/m         (7.6)        n/m
                                       ----------------------------------------------------------------------------------
      Segment Operating Income           141.5       147.4       129.9        (5.9)       (4.0)        17.5        13.5
   Restructuring and special charge      (18.6)         --          --       (18.6)        n/m           --          --
   Investment impairment charge          (11.4)         --          --       (11.4)        n/m           --          --
                                       ----------------------------------------------------------------------------------
       Total                            $111.5      $147.4      $129.9      $(35.9)      (24.4)%     $ 17.5        13.5%
                                       ==================================================================================

AS ADJUSTED
   DonTech                              $122.4      $124.0      $123.5      $ (1.6)       (1.3)%     $  0.5         0.4%
   DAS  (a)                               32.9        26.0        16.0         6.9        26.5         10.0        62.5
   General & Corporate                   (13.8)      (15.8)      (17.1)        2.0        12.7          1.3         7.6
   GDS  (b)                                 --          --          --          --          --           --          --
                                       ----------------------------------------------------------------------------------
      Segment Operating Income           141.5       134.2       122.4         7.3         5.4         11.8         9.6
   Restructuring and special charge      (18.6)         --          --       (18.6)        n/m           --          --
   Investment impairment charge          (11.4)         --          --       (11.4)        n/m           --          --
                                       ----------------------------------------------------------------------------------
       Total                            $111.5      $134.2      $122.4      $(22.7)      (16.9)%     $ 11.8         9.6%
                                       ==================================================================================


(a) Excludes one-time operating income benefit of $15.8 million from the CenDon restructuring, operating income for Bell Atlantic of $7.3 million and operating loss for Cincinnati of $1.0 million in 2000 and operating income for Bell Atlantic of $12.7 million and operating loss for Cincinnati of $3.9 million in 1999.

(b) Excludes the operating loss for GDS in 2000 and 1999.

Reported operating income was $111.5 million, $147.4 million and $129.9 million in 2001, 2000 and 1999, respectively. As adjusted operating income was $111.5 million, $134.2 million and $122.4 million in 2001, 2000 and 1999, respectively. See "Partnership and Joint Venture Income" above for an explanation of the changes in DonTech operating income. The increase in as adjusted DAS operating income in 2001 compared to 2000 was due to lower information technology and publishing costs and higher income from Sprint. The lower information technology and publishing costs were due to the full-year benefit of cost cutting initiatives and strategic actions taken in 2000. Despite lower sales in Sprint, operating income benefited from cost management and controls and the reversal of prior period sales claims and allowances. As adjusted DAS operating income increased in 2000 compared to 1999 primarily due to strong growth in Sprint and lower costs in our pre-press publishing operations. General and Corporate costs have decreased over the last two years due to cost cutting initiatives and headcount reductions that resulted in lower salary and benefit costs, lower rental costs, the elimination of corporate planning and international development efforts and lower depreciation expense.

INTEREST AND TAXES

Interest expense was $26.7 million, $34.8 million and $37.2 million for 2001, 2000 and 1999, respectively. The decrease in interest expense over the last two years was driven by lower debt as we prepaid $65 million of debt in 2001 and $90 million of debt in 2000. We also made scheduled principal repayments of $3 million in 2000. Interest income was $1.8 million, $3.9 million and $0.4 million in 2001, 2000 and 1999, respectively. Interest income for 2001 decreased compared to 2000 as cash was used to prepay debt and repurchase shares, while interest income in 2000 was higher compared to 1999 due to interest earned on the proceeds from the Bell Atlantic and Cincinnati transactions.

Our effective tax rate for 2001 increased to 41.9% compared to 38.2% in 2000 due to the effect of the ChinaBig investment impairment charge. For tax purposes, the $11.4 million impairment charge is not deductible against current year income. The charge gave rise to a deferred tax asset of $4.3 million that can only be realized by offsetting future capital gains. Given our current business portfolio and a projection of future results, management believes that the Company will not generate future capital gains to realize this asset. Accordingly, a valuation allowance for the full value of the asset was established. Management believes that the ChinaBig impairment charge will not have any effect on the Company's 2002 effective tax rate and that the effective tax rate for 2002 should approximate the 2000 effective tax rate. Our effective tax rate was 40.8% in 1999, as our share of the losses in ChinaBig could not be offset against our domestic source income when recognized.

EXTRAORDINARY LOSS

In connection with the prepayment of debt in 2001 and 2000, we recognized an extraordinary loss of $0.4 million (after taxes of $0.3 million) and $0.7 million (after taxes of $0.4 million), respectively, from the write-off of related deferred financing costs. The extraordinary loss had the effect of reducing diluted earnings per share by $0.01 in 2001 and $0.02 in 2000.

NET INCOME AND EARNINGS PER SHARE

Net income was $49.8 million, $124.8 million and $55.2 million in 2001, 2000 and 1999, respectively, and diluted earnings per share was $1.61, $3.83 and $1.61 in 2001, 2000 and 1999, respectively. Net income and earnings per share for 2001 includes the restructuring and special charge and the investment impairment charge and net income and earnings per share for 2000 includes the one-time operating income benefit from the CenDon restructuring and the net gain on the disposition of the Bell Atlantic, Cincinnati and GDS businesses.

                         LIQUIDITY AND CAPITAL RESOURCES

Our primary source of liquidity is our cash flows from operations. Additionally, we have available $100 million under our $100 million Senior Revolving Credit Facility (the "Revolver"). We believe that cash flows generated from operations and the available borrowing capacity under the Revolver will be sufficient to fund our operations and meet our obligations to our employees, vendors and creditors for at least the next 12 - 24 months. Our sources of cash flow are primarily from revenue participation, priority distribution and sales commission payments received from SBC and Sprint. These payments are all directly dependent on the value of advertising sold. The amount of cash flow from these sources can be impacted by, among other factors, competition in our markets, general economic conditions and the level of demand for yellow pages advertising. Management believes that if advertising sales were to decline by 10%, cash flow from operations, together with the available borrowing capacity under the Revolver, would still be sufficient to fund our operations and meet our obligations to our employees, vendors and creditors for at least the next 12 - 24 months.

In addition, as the publisher of the respective directories, Sprint and SBC are responsible for and consequently control many of the critical functions and decisions that can impact our results and the results of DonTech. While it has not historically been the case, their respective policies, decisions and performance of their respective obligations in these areas, in which we have no participation or influence, could have a material adverse effect on our results of operations or financial condition. See "Forward-Looking Information."

Our material future commitments under contractual obligations include the following:

                                                                                           2006 -
                                                2002       2003       2004       2005       2008       Total
                                              ---------------------------------------------------------------

Debt repayment                                 $  2.8     $ 10.5     $ 16.6     $ 55.1     $201.8     $286.8
Lease commitments                                 2.8        2.8        2.7        1.4        0.6       10.3
Executive management employment transition       13.8        0.2         --         --         --       14.0
Payment under CenDon agreement                     --         --         --        7.0         --        7.0
                                              ---------------------------------------------------------------
     Total                                     $ 19.4     $ 13.5     $ 19.3     $ 63.5     $202.4     $318.1
                                              ===============================================================

The $7.0 million payment represents an amount due to CenDon for our share of an obligation that CenDon owes to applicable telephone companies under the prior CenDon Partnership. This payment is due in 2005 and has been fully provided for in the financial statements.

At December 31, 2001, outstanding debt was $286.8 million, which consisted of $150 million of Senior Subordinated Notes (the "Notes") and $136.8 million of Senior Secured Term Facilities ("Term Facilities" and together with the Revolver, the "Credit Agreement"). The Notes pay interest semi-annually at an annual rate of 9.125%, and are due in June 2008. The Credit Agreement provides for a floating interest rate based on a spread over the London interbank offered rate (LIBOR) or the greater of either the Prime rate or the Fed Funds rate plus 50 basis points, at the election of the Company. Our obligations under the Credit Agreement are secured by security interests granted to the lenders in substantially all of our assets, including capital stock in our existing and newly formed subsidiaries. The Credit Agreement and the Indenture governing the Notes each contain various financial and other restrictive covenants, including restrictions on asset dispositions and similar transactions, indebtedness, capital expenditures, dividends and commitments.

Cash flow from operations in 2001 was $86.9 million, higher than the $82.8 million in 2000. Payments of accounts payable and accrued liabilities decreased $53.7 million as 2000 included significant payments for severance and taxes related to the Bell Atlantic and Cincinnati transactions and cash receipts from the DonTech Partnership and CenDon joint venture in excess of income increased $9.6 million, primarily due to the timing of cash receipts relative to the recognition of income. Income from DonTech and CenDon is recognized when a sales contract is executed; however, cash is not received until the publisher bills the advertiser. Therefore, timing differences exist as to when income is recognized and cash is collected. Partially offsetting these increases were lower collections of accounts receivable of $41.0 million in 2001 as accounts receivable collections in 2000 included the collection of all outstanding Bell Atlantic receivables at the time of the buyout of the Agency Agreements. Cash flows from operations in 2000 increased $20.2 million from the 1999 amount of $62.6 million. The increase was driven by higher net income (excluding the after-tax net gain from disposition of businesses) and collections of accounts receivable, mainly due to the buyout of the Agency Agreements and collection of all outstanding Bell Atlantic receivables. Partially offsetting this increase was higher payments of accrued liabilities, mainly due to severance and taxes related to the Bell Atlantic and Cincinnati transactions.

Cash used in investing activities was $6.1 million in 2001 compared to cash provided by investing activities in 2000 of $109.4 million, which included $122.0 million from the buyout of the Bell Atlantic Agency Agreements and sale of our Cincinnati operations. Capital expenditures decreased in 2001 compared to 2000 and 1999 due to lower capital requirements as a result of the reduction in headcount and disposition of businesses. Investments made in ChinaBig during 2001, 2000 and 1999 were made in accordance with the joint venture agreement and our final required investment of $1.6 million was made during 2001. We currently have no material commitments for investment spending.

Cash used in financing activities of $121.5 million, $139.1 million and $47.1 million in 2001, 2000 and 1999, respectively, consists of debt repayment, repurchases of our common stock and proceeds received from the exercise of employee stock options. The significant increase in 2000 compared to 1999 was due to the use of the proceeds from the Bell Atlantic and Cincinnati transactions, as well as cash flow from operations, to repay $93.0 million of debt and repurchase $53.6 million of our common stock under both our systematic share repurchase plan and our open market share repurchase plan (collectively, "Share Repurchase Plans").

Any repurchase of shares of our common stock under the Share Repurchase Plans in 2002 would be funded primarily from operating cash flows. At February 28, 2002, we had available authorization to repurchase up to $23.1 million of stock under our

$100 million open market share repurchase plan, and to repurchase up to 1.9 million shares under the systematic share repurchase plan to offset the dilutive impact on earnings from the exercise of employee stock options. The amount that we can repurchase under the Share Repurchase Plans is further limited by restrictions imposed under the Credit Agreement and Indenture. These restrictions are based on 50% of cumulative net income less cumulative repurchases and other restricted payments. The maximum amount that we could repurchase under the Credit Agreement and Indenture is recalculated each quarter upon the filing of our quarterly Form 10-Qs and annual Form 10-K. As of the filing of this Form 10-K, we have the ability to repurchase up to $8.0 million of shares.

ITEM 7A.        QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

RISK MANAGEMENT

We are exposed to interest rate risk through our Credit Agreement, under which we borrow at prevailing short-term rates. We have outstanding interest rate swap agreements with a notional principal amount of $125 million, whereby the Company makes fixed rate payments of 5.9% and receives floating rate payments based on 3-month LIBOR rates. For 2001, the weighted average rate received was 3.0%. These swap agreements effectively change the interest rate on $125 million of floating rate borrowings to fixed rates. As a result of the significant prepayment of debt in 2001 and 2000, 96% of our total debt at December 31, 2001 was effectively fixed rate debt. Therefore, our interest rate risk is minimal. We are exposed to credit risk in the event of nonperformance by the counterparty to these agreements. The notional amount of the swap agreements is used to measure interest to be paid or received and does not represent the amount of exposure to credit loss. The loss would be limited to the amount that would have been received, if any, over the remaining life of the agreements. The counterparty to these agreements is a major financial institution and we do not currently anticipate nonperformance by this counterparty. These interest rate swaps are entered into for hedging purposes only and we do not use interest rate swaps or other derivative financial instruments for trading or speculative purposes.

In June 2002, an interest rate swap agreement with a notional value of $50 million will expire. Due to the reduced level of indebtedness, we do not anticipate replacing the expiring interest rate swap at this time. The final interest rate swap agreement, with a notional amount of $75 million, will expire in June 2003. Management has not determined at this time whether this swap will be replaced. A discussion of our accounting policies and further disclosure relating to these financial instruments is included in Note 1 to the Consolidated Financial Statements included in Item 8.

MARKET RISK SENSITIVE INSTRUMENTS

The provisions of FAS 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by FAS 137 and FAS 138 ("FAS 133"), became effective on January 1, 2001. FAS 133 requires that the fair value of derivative instruments be recognized on the balance sheet. The interest rate swaps have been designated as cash flow hedges, and in accordance with FAS 133, the fair value of the swaps is recognized in other comprehensive income, a component of shareholders' equity. The fair value of the swaps was based on quoted market prices.

At December 31, 2001, the unrealized fair value, which is the difference between what we would have to pay to terminate the swaps, and the book value of the swaps, was a loss of $4.0 million ($2.3 million, after tax). This loss was recognized in the consolidated balance sheet for 2001 as other non-current liabilities and accumulated other comprehensive loss, a component of shareholders' deficit. This loss is not expected to be recognized into earnings as the Company intends to hold the swaps until their respective maturities. Assuming an instantaneous parallel upward shift in the yield curve of 10% from the year-end level of 2.6%, the unrealized fair value loss would be $3.0 million ($1.7 million, after tax). Assuming an instantaneous parallel downward shift in the yield curve of 10% from the December 31, 2001 level, the unrealized fair value loss would be $5.1 million ($3.0 million, after tax).

ITEM 8.         FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                          INDEX TO FINANCIAL STATEMENTS


                                                                                                                       Page
                                                                                                                       ----

R.H. DONNELLEY CORPORATION

Report of Independent Accountants..............................................................................         23
Consolidated Statements of Operations for the three years ended December 31, 2001..............................         24
Consolidated Balance Sheets at December 31, 2001 and 2000......................................................         25
Consolidated Statements of Cash Flows for the three years ended December 31, 2001..............................         26
Consolidated Statement of Changes in Shareholders' Deficit for the three years ended December 31, 2001.........         27
Notes to Consolidated Financial Statements.....................................................................         28


DONTECH

Report of Independent Accountants..............................................................................         43
Combined Statements of Operations for the three years ended December 31, 2001..................................         44
Combined Balance Sheets at December 31, 2001 and 2000..........................................................         45
Combined Statements of Cash Flows for the three years ended December 31, 2001..................................         46
Combined Statements of Partners' Capital for the three years ended December 31, 2001...........................         47
Notes to Combined Financial Statements.........................................................................         48

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Shareholders of R.H. Donnelley Corporation:


In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, shareholders' deficit and cash flows present fairly, in all material respects, the financial position of R.H. Donnelley Corporation (the "Company") and its subsidiaries at December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



/s/ PRICEWATERHOUSECOOPERS LLP


New York, New York
February 8, 2002

                           R.H. DONNELLEY CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                           YEARS ENDED DECEMBER 31,
                                                                                 -------------------------------------------
                                                                                      2001           2000          1999
----------------------------------------------------------------------------------------------------------------------------
(in thousands, except per share data)

Net revenue ..................................................................     $  76,739      $ 141,287      $ 181,905

Expenses
   Operating expenses ........................................................        44,855         96,723        138,354
   General and administrative expenses .......................................        16,643         25,143         29,185
   Restructuring and special charge ..........................................        18,556             --             --
   Investment impairment charge ..............................................        11,432             --             --
   Depreciation and amortization .............................................        10,767         15,433         18,319
   Provision for bad debts ...................................................         2,978          4,306          5,322
                                                                                 -------------------------------------------
      Total expenses .........................................................       105,231        141,605        191,180

Partnership and joint venture income .........................................       139,964        147,693        139,181
                                                                                 -------------------------------------------

      Operating income .......................................................       111,472        147,375        129,906

Interest income ..............................................................         1,763          3,912            443
Interest expense .............................................................       (26,707)       (34,764)       (37,187)
Gain on disposition of businesses ............................................            --         86,495             --
                                                                                 -------------------------------------------

      Income before income taxes and extraordinary loss ......................        86,528        203,018         93,162

Provision for income taxes ...................................................        36,272         77,556         38,011
                                                                                 -------------------------------------------

      Income before extraordinary loss .......................................        50,256        125,462         55,151

Extraordinary loss (net of taxes of $263 in 2001 and $440 in 2000) ...........           441            704             --
                                                                                 -------------------------------------------

      Net income .............................................................     $  49,815      $ 124,758      $  55,151
                                                                                 ===========================================

Earnings per share before extraordinary loss
      Basic ..................................................................     $    1.66      $    3.93      $    1.64
                                                                                 ===========================================
      Diluted ................................................................     $    1.62      $    3.85      $    1.61
                                                                                 ===========================================

Earnings per share after extraordinary loss
      Basic ..................................................................     $    1.65      $    3.91      $    1.64
                                                                                 ===========================================
      Diluted ................................................................     $    1.61      $    3.83      $    1.61
                                                                                 ===========================================

Shares used in computing earnings per share
      Basic ..................................................................        30,207         31,947         33,676
                                                                                 ===========================================
      Diluted ................................................................        30,976         32,594         34,159
                                                                                 ===========================================

COMPREHENSIVE INCOME:
      Net income .............................................................     $  49,815      $ 124,758      $  55,151
      Unrealized loss on interest rate swaps, net of tax benefit of $1,708 ...        (2,330)            --             --
                                                                                 -------------------------------------------
      Comprehensive income ...................................................     $  47,485      $ 124,758      $  55,151
                                                                                 ===========================================


   The accompanying notes are an integral part of the consolidated financial statements.

                           R.H. DONNELLEY CORPORATION

                           CONSOLIDATED BALANCE SHEETS


                                                                                                   DECEMBER 31,
                                                                                           ----------------------------
                                                                                                2001           2000
-----------------------------------------------------------------------------------------------------------------------
(in thousands, except share and per share data)

                                                  ASSETS

CURRENT ASSETS
  Cash and cash equivalents ............................................................     $  14,721      $  55,437
  Accounts receivable
    Trade ..............................................................................        29,240         31,783
    Other ..............................................................................         4,121          5,863
    Allowance for doubtful accounts ....................................................        (6,339)        (7,355)
                                                                                           ----------------------------
        Total accounts receivable ......................................................        27,022         30,291
  Other current assets .................................................................         2,275          4,821
                                                                                           ----------------------------
        Total current assets ...........................................................        44,018         90,549

  Fixed assets and computer software - net .............................................        14,514         21,633
  Partnership and joint venture investments ............................................       208,989        213,834
  Prepaid pension ......................................................................        20,956         19,457
  Other non-current assets .............................................................         7,504         19,811
                                                                                           ----------------------------

        Total Assets ...................................................................     $ 295,981      $ 365,284
                                                                                           ============================

                                   LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES
  Accounts payable and accrued liabilities .............................................     $  20,218      $  36,148
  Restructuring and other related liabilities ..........................................        16,357             --
  Accrued interest payable .............................................................         5,163          6,490
  Current portion of long-term debt ....................................................         2,846          4,224
                                                                                           ----------------------------
        Total current liabilities ......................................................        44,584         46,862

  Long-term debt .......................................................................       283,904        347,526
  Long-term restructuring liability ....................................................         4,934             --
  Deferred income taxes - net ..........................................................        52,632         60,913
  Postretirement and postemployment benefits ...........................................         7,431          8,598
  Other non-current liabilities ........................................................        13,809          9,895

Commitments and contingencies

SHAREHOLDERS' DEFICIT
  Preferred stock, par value $1 per share, authorized -
    10,000,000 shares; outstanding - none ..............................................            --             --
  Common stock, par value $1 per share, authorized -
    400,000,000 shares; issued - 51,621,894 shares for 2001 and 2000, respectively .....        51,622         51,622
  Additional paid-in capital ...........................................................        32,043         18,615
  Unamortized restricted stock .........................................................          (336)          (232)
  Retained deficit .....................................................................       (28,870)       (78,685)
  Treasury stock, at cost, 22,231,910 shares for 2001 and 20,682,293 shares for 2000 ...      (163,442)       (99,830)
  Accumulated other comprehensive loss .................................................        (2,330)            --
                                                                                           ----------------------------
        Total shareholders' deficit ....................................................      (111,313)      (108,510)
                                                                                           ----------------------------

        Total Liabilities and Shareholders' Deficit ....................................     $ 295,981      $ 365,284
                                                                                           ============================


   The accompanying notes are an integral part of the consolidated financial statements.

                           R.H. DONNELLEY CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                           YEARS ENDED DECEMBER 31,
                                                                                 -------------------------------------------
                                                                                     2001           2000           1999
----------------------------------------------------------------------------------------------------------------------------
(in thousands)

CASH FLOWS FROM OPERATING ACTIVITIES
Net income ...................................................................     $  49,815      $ 124,758      $  55,151
Reconciliation of net income to net cash provided by operating activities:
    Restructuring and special charge, net of tax .............................        10,781             --             --
    Investment impairment charge .............................................        11,432
    Gain on disposition of businesses, net of tax ............................            --        (53,454)            --
    Extraordinary loss, net of tax ...........................................           441            704             --
    Depreciation and amortization ............................................        10,767         15,433         18,319
    Deferred income tax ......................................................        (8,281)        (2,111)        12,115
    Provision for bad debts ..................................................         2,978          4,306          5,322
    Other noncash charges ....................................................         1,777          2,158          1,961

    Cash in excess of partnership and joint venture income ...................        11,893          2,252          1,402
    Decrease (increase) in accounts receivable ...............................           292         41,304         (9,490)
    Decrease (increase) in income tax refund receivable ......................            --          6,000         (6,000)
    Decrease (increase) in other assets ......................................           263            226           (507)
    Decrease in accounts payable and accrued liabilities .....................        (6,944)       (60,657)       (15,406)
    Increase (decrease) in other non-current liabilities .....................         1,640          1,847           (268)
                                                                                 -------------------------------------------
        Net cash provided by operating activities ............................        86,854         82,766         62,599

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to fixed assets and computer software ..............................        (4,550)        (7,717)        (7,435)
Investment in ChinaBig.com Limited ...........................................        (1,550)        (4,938)        (8,000)
Proceeds from disposition of businesses ......................................            --        122,009             --
                                                                                 -------------------------------------------
        Net cash (used in) provided by investing activities ..................        (6,100)       109,354        (15,435)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of debt ............................................................       (65,000)       (93,000)       (23,875)
Purchase of treasury stock ...................................................       (63,981)       (53,627)       (27,957)
Proceeds from employee stock option exercises ................................         7,511          7,554          4,756
                                                                                 -------------------------------------------
        Net cash used in financing activities ................................      (121,470)      (139,073)       (47,076)
                                                                                 -------------------------------------------

(Decrease) increase in cash and cash equivalents .............................       (40,716)        53,047             88

Cash and cash equivalents, beginning of year .................................        55,437          2,390          2,302
                                                                                 -------------------------------------------

Cash and cash equivalents, end of year .......................................     $  14,721      $  55,437      $   2,390
                                                                                 ===========================================

SUPPLEMENTAL INFORMATION
Cash interest paid ...........................................................     $  24,552      $  36,750      $  38,218
                                                                                 ===========================================
Income taxes paid ............................................................     $  39,608      $  82,698      $  37,450
                                                                                 ===========================================


   The accompanying notes are an integral part of the consolidated financial statements.

                           R.H. DONNELLEY CORPORATION

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' DEFICIT

                                                 Common
                                                 Stock
                                                  and                                                 Accumulated
                                                Additional   Unamortized                                 Other         Total
                                                 Paid-in     Restricted     Retained      Treasury   Comprehensive  Shareholders'
                                                 Capital        Stock        Deficit        Stock         Loss         Deficit
---------------------------------------------------------------------------------------------------------------------------------
(in thousand)

Balance, December 31, 1998 .................    $  51,896                   $(258,594)    $ (18,072)                  $(224,770)

Net income .................................                                   55,151                                    55,151
Employee stock option exercises,
    including tax benefit ..................        4,662                                       471                       5,133
Stock issued:
   Restricted stock ........................          236     $    (236)                                                     --
   Non-employee stock options ..............           66                                                                    66
Restricted stock amortization ..............           84                                                                    84
Stock acquired for treasury ................                                                (28,475)                   (28,475)
                                              -----------------------------------------------------------------------------------
Balance, December 31, 1999 .................       56,860          (152)     (203,443)      (46,076)                  (192,811)

Net income .................................                                  124,758                                   124,758
Employee stock option exercises,
    including tax benefit ..................       11,096                                       636                      11,732
Stock issued:
   Restricted stock ........................          204          (204)                                                     --
   Employee bonus plans ....................        1,901                                       120                       2,021
   Non-employee stock options ..............          176                                                                   176
Restricted stock amortization ..............                        124                                                     124
Stock acquired for treasury ................                                                (54,510)                    (54,510)
                                              -----------------------------------------------------------------------------------
Balance, December 31, 2000 .................       70,237          (232)      (78,685)      (99,830)                   (108,510)

Net income .................................                                   49,815                                    49,815
Employee stock option exercises,
    including tax benefit ..................       11,101                                       585                      11,686
Stock issued:
   Restricted stock ........................          292          (297)                          5                          --
   Employee bonus plans ....................        1,408                                        90                       1,498
   Non-employee stock options ..............          627                                                                   627
Restricted stock amortization ..............                        193                                                     193
Stock acquired for treasury ................                                                (64,292)                    (64,292)
Unrealized loss on interest rate swaps,
    including tax benefit ..................                                                            $  (2,330)       (2,330)
                                              -----------------------------------------------------------------------------------
Balance, December 31, 2001 .................    $  83,665     $    (336)    $ (28,870)    $(163,442)    $  (2,330)    $(111,313)
                                              ===================================================================================


   The accompanying notes are an integral part of the consolidated financial statements.

                           R.H. DONNELLEY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA, UNLESS OTHERWISE NOTED)


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation. The consolidated financial statements include the accounts of the Company and its direct and indirect wholly owned subsidiaries. All intercompany transactions and balances have been eliminated. The DonTech Partnership ("DonTech") is not consolidated with the Company's financial statements. DonTech is accounted for under the equity method whereby the Company recognizes its 50% share of the net profits of DonTech in the consolidated statements of operations as partnership and joint venture income.

Revenue Recognition. We earn revenue in the form of commissions from the sale of advertising and fees for our pre-press publishing services. As a sales agent, sales commission revenue is recognized at the time an advertising contract is executed with a customer. This includes sales commission revenue realized from affiliates of Sprint Corporation ("Sprint"), including CenDon LLC ("CenDon," for directories that published after June 30, 2000), and affiliates of Bell Atlantic Corporation (now known as Verizon Communications, "Bell Atlantic," through June 30, 2000). When the Company was the publisher, or part of a publishing partnership, revenue was recognized when a directory was published. This included revenue realized from publication of directories by the CenDon Partnership before June 30, 2000 and from the publication of the Company's Cincinnati proprietary directory in 1999. There was no revenue recognized in 2000 from the Cincinnati proprietary operation as the business was sold prior to the scheduled directory publication date. Sales commission revenue is recorded net of potential claims and allowances, estimated based on historical experience. Revenue from the Company's pre-press publishing operations is recognized as services are performed.

Partnership and Joint Venture Income. Partnership and joint venture income includes the Company's 50% share of the net profits of DonTech, revenue participation income from SBC Communications Inc. ("SBC") and the priority distribution on the Company's membership interest in CenDon ("priority distribution"). Revenue participation income and the priority distribution are earned and recognized when a sales contract is executed with a customer. Prior to the restructuring of the CenDon relationship, which was effective July 1, 2000, the Company accounted for the CenDon Partnership under the equity method, recognizing its 50% share of the net profits of CenDon in partnership and joint venture income. The Company also accounted for its investment in ChinaBig.com Limited ("ChinaBig") under the equity method through June 15, 2000, at which time, the Company became a passive investor and began accounting for this investment under the cost method. See also Note 5 - Partnership and Joint Venture Investments.

Cash and Cash Equivalents. Cash equivalents include highly liquid investments with a maturity of less than three months at their time of acquisition.

Trade Receivables. Trade receivables represent sales commissions earned from the sale of advertising and fees for pre-press publishing services. The Company establishes an allowance for doubtful accounts based on the expected collectibility of receivables from advertisers based upon historical experience and contractual provisions. Receivables for sales commissions are billed to the publisher upon directory publication and collected in accordance with contractual provisions, typically in the same month of publication. Receivables for pre-press publishing services are billed and collected in accordance with the terms of the applicable agreement.

Fixed Assets and Computer Software. Fixed assets are recorded at cost. Depreciation is provided over the estimated useful lives of depreciable assets using the straight-line method. Estimated useful lives are five years for machinery and equipment, ten years for furniture and fixtures and three to five years for computer equipment. Leasehold improvements are amortized on a straight-line basis over the shorter of the term of the lease or the estimated useful life of the improvement. Certain direct costs incurred for computer software to meet the needs of the Company and its customers are capitalized in accordance with SOP 98-1 "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," and amortized on a straight-line basis over five years. Fixed assets and computer software at December 31, 2001 and 2000, consisted of the following:

                                                            2001             2000
                                                       ------------------------------

Computer software ................................       $  62,428        $  59,478
Computer equipment ...............................          39,150           41,442
Machinery and equipment ..........................           3,863            3,879
Furniture and fixtures ...........................           4,953            4,945
Leasehold improvements ...........................           3,824            3,746
                                                       ------------------------------
       Total cost ................................         114,218          113,490
Less accumulated depreciation and amortization ...         (99,704)         (91,857)
                                                       ------------------------------
       Net fixed assets and computer software ....       $  14,514        $  21,633
                                                       ==============================

Depreciation and amortization expense for the years ended December 31, 2001, 2000 and 1999 was as follows:

                                                2001          2000          1999
                                             ---------------------------------------

Depreciation of fixed assets ...........       $ 3,803       $ 5,532       $ 7,104
Amortization of computer software ......         6,964         9,901        11,215
                                             ---------------------------------------
Total depreciation and amortization ....       $10,767       $15,433       $18,319
                                             =======================================

Partnership and Joint Venture Investments. The Company includes the carrying value of the DonTech investment, the revenue participation receivable from SBC and the priority distribution receivable from Sprint as partnership and joint venture investments and the investment in ChinaBig as other non-current assets. The carrying value of partnership and joint venture investments is evaluated for impairment when events or changes in circumstances indicate that the carrying value of an investment may be impaired. If an impairment is deemed to have occurred, and such impairment is determined to be permanent, the carrying value of the investment is written-down to its estimated fair value. Such estimate of fair value would be determined based on independent third party valuations or by discounting estimated future cash flows. Based on an independent third party valuation, an impairment charge of $11,432 was recorded in 2001 related to the ChinaBig investment. See also Note 3 - Investment Impairment Charge.

Concentration of Credit Risk. The Company maintains significant receivable balances with SBC and Sprint for revenue participation, priority distribution and sales commissions. The ultimate remittance of these receivables is subject to adjustment, up to specified maximums under contractual provisions, based on collections by these companies from the individual advertisers. The Company does not currently foresee a material credit risk associated with these receivables, although there can be no assurance that full payment will be received in a timely manner.

Derivative Financial Instruments. The Company's derivative financial instruments are limited to interest rate swap agreements used to manage exposure to fluctuations in interest rates on variable rate debt. At December 31, 2001 and 2000, the Company had outstanding interest rate swaps with a notional value of $125,000 and $175,000, respectively. The Company makes fixed-rate payments of 5.9% and receives variable-rate payments based on 3-month LIBOR rates. The weighted average rate received for 2001 and 2000 was 3.0% and 6.4%, respectively. These periodic payments and receipts are recorded as part of interest expense. The related amount payable to, and receivable from, the counterparty at the end of a period is included in accrued interest payable and other current assets. If the Company terminates a swap agreement, the gain or loss is amortized over the shorter of the remaining original life of the debt or the swap. The Company is subject to credit risk in the event of nonperformance by the counterparty to these agreements; however, the loss is limited to the amount that would have been received, if any, over the remaining life of the agreements. The counterparty to these agreements is a major financial institution and the Company does not currently anticipate nonperformance by this counterparty. The Company does not use derivative financial instruments for trading or speculative purposes. A swap with a notional principal value of $50,000 is set to expire in June 2002 and a swap with a notional principal value of $75,000 is set to expire in June 2003.

The provisions of FAS 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by FAS 137 and FAS 138 ("FAS 133"), became effective for the Company on January 1, 2001. FAS 133 requires that the fair value of derivative instruments be recognized on the balance sheet. The interest rate swaps have been designated as cash flow hedges, and in accordance with FAS 133, the difference between the fair value, or what the Company would have to pay to terminate the swaps, and the book value of the swaps ("unrealized fair value"), is recorded in other comprehensive income. At December 31, 2001, the unrealized fair value loss, net of related taxes, was $2,330 and is recognized as other non-current liabilities on the balance sheet with a corresponding charge to accumulated other comprehensive loss, a component of shareholders' deficit. This loss is not expected to be reclassified into earnings as the Company intends to hold the swaps until their respective maturities.

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

                                                         2001         2000          1999
                                                       ------------------------------------
(in thousands)
Weighted average shares outstanding - basic ......       30,207       31,947       33,676
Potentially dilutive shares ......................          769          647          483
                                                       ------------------------------------
Weighted average shares outstanding - diluted ....       30,976       32,594       34,159
                                                       ====================================

Estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses and the disclosure of contingent assets and liabilities. Actual results could differ materially from those estimates and assumptions. Estimates and assumptions are used in the determination of sales allowances, allowances for bad debts, depreciation and amortization, employee benefit plans, restructuring reserve and investment impairment, among others.

Reclassifications. Certain prior year amounts have been reclassified to conform to the current year's presentation. These reclassifications had no impact on previously reported results of operations or shareholders' deficit.

New Accounting Pronouncements. In July 2001, the Financial Accounting Standards Board ("FASB") issued FAS 141, "Business Combinations," which eliminates the pooling-of-interests method of accounting for business combinations and modifies the application of the purchase accounting method.

In July 2001, the FASB also issued FAS 142, "Goodwill and Intangible Assets," which eliminates the current requirement to amortize goodwill and indefinite-lived intangible assets, addresses the amortization of intangible assets with definite life and addresses the impairment testing and recognition for goodwill and intangible assets. FAS 142 is effective for 2002 and will apply to existing goodwill and intangible assets as well as to transactions completed after the Statement's effective date. The Company has no recorded goodwill or intangible assets at December 31, 2001; therefore this Statement will not have an impact on the Company's operating results or financial condition.

In June 2001, the FASB issued FAS 143, "Accounting for Asset Retirement Obligations." FAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The Statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period incurred if a reasonable estimate of fair value can be made. The Statement is effective for 2003. The Company has not incurred or identified an asset retirement obligation liability at this time; therefore this Statement currently would not have an impact on the Company's results of operations or financial condition.

In August 2001, the FASB issued FAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." FAS 144 establishes a single model for the impairment of long-lived assets and broadens the presentation of discontinued operations to include more disposal transactions. FAS 144 is effective for 2002 and is not expected to have a material impact on the Company's results of operations or financial condition at the time of adoption.

2. RESTRUCTURING AND SPECIAL CHARGE

The operating results for 2001 include a restructuring and special charge of $18,556 in connection with the executive management employment transition arrangements and the expiration of a pre-press publishing contract, which will result in the elimination of approximately 100 positions during 2002. This charge includes $9,937 for the executive management employment transition arrangements, including severance, accrued benefits under executive pension plans and other related costs, $3,252 for other employee severance and related costs, $4,380 for idle leased space in the Raleigh publishing facility and planned relocation of the Company's corporate headquarters due to excess capacity and $987 for professional fees and the write-off of assets no longer considered useable. In addition, short-term restructuring and other related liabilities on the consolidated balance sheet includes $2,735 of previously accrued liabilities that will be paid in connection with the executive management transition arrangements.

3. INVESTMENT IMPAIRMENT CHARGE

The Company currently has an 18% interest in ChinaBig, which publishes yellow pages directories and offers Internet directory services in the People's Republic of China. In November 2001, management received an independent third party valuation of ChinaBig's current business plan, capital needs and outlook for profitability and cash flow. The valuation was conducted in connection with a proposed equity financing. The results of the valuation provided a range of possible estimated fair values for ChinaBig, all of which implied that the value of the Company's 18% interest was substantially lower than the carrying value of $13,432. Accordingly, management determined that the carrying value of this investment had been permanently impaired and recorded an impairment charge of $11,432 to write this investment down to $2,000, which management believes is its best estimate of the current fair value of the investment. The valuation was determined based on the present value of expected cash flows. Prior valuations of the ChinaBig business had assumed a more rapid development of Internet advertising in China than is currently forecast. See also Note 5 - Partnership and Joint Venture Investments.

4. DISPOSITION OF BUSINESSES

During 2000, the Company sold its Cincinnati proprietary directory business to Yellow Book USA, Inc., terminated early its directory services agreements with Bell Atlantic, ceased operations of its Get Digital Smart ("GDS") business and implemented related cost-cutting measures, including headcount reductions, at its Raleigh facility and corporate headquarters. In connection with the above actions, the Company received cash proceeds of $122,009 and recognized a pretax gain of $86,495 ($53,454 after taxes).

5. PARTNERSHIP AND JOINT VENTURE INVESTMENTS

DonTech. DonTech is a 50/50 perpetual partnership with an operating unit of SBC, which acts as the exclusive sales agent for yellow pages directories published by SBC in Illinois and northwest Indiana. The Company receives 50% of the net profits of DonTech and receives revenue participation income directly from SBC, which is directly correlated with advertising sales. Income from DonTech consisted of the following:

                                                    Years Ended December 31,
                                           ------------------------------------------
                                               2001           2000           1999
                                           ------------------------------------------

50% share of DonTech net profits .....       $ 19,313       $ 20,671       $ 19,769
Revenue participation income .........        103,106        103,354        103,755
                                           ------------------------------------------
Total DonTech income .................       $122,419       $124,025       $123,524
                                           ==========================================

The Company's investment in DonTech, including the revenue participation receivable from SBC, was $193,810 and $197,822 at December 31, 2001 and 2000, respectively.

CenDon. The Company is the exclusive sales agent in Nevada, Florida, Virginia and North Carolina for CenDon LLC, a joint venture with Centel Directory Company ("Centel"), a subsidiary of Sprint. Prior to June 30, 2000, the Company was a general partner in the CenDon Partnership, a 50/50 partnership between the Company and Centel, and also served as their exclusive sales agent. Effective for directories that published after June 30, 2000, the Company and Centel entered into a series of agreements that effectively restructured the CenDon Partnership as a limited liability company, CenDon. Under the restructured arrangement, the Company continues to receive sales commissions on all advertising sold, and in consideration for transferring control over the publishing functions to Centel, the Company now also receives a priority distribution, which is determined as a percentage of CenDon advertising sales. The priority distribution allows us to maintain the same level of profitability that we would have earned under the CenDon Partnership through the original expiration date in 2004. The Company also provided pre-press publishing services to the CenDon Partnership and continues to provide similar services to CenDon. The CenDon sales agency relationship extends through December 2010.

Under the restructured CenDon arrangement, revenue and related costs are recognized at the time of sale rather than at the time of directory publication, as had historically been the case for the CenDon Partnership. Accordingly, upon the restructuring of the CenDon arrangement in 2000, a one-time partnership and joint venture income benefit of $5,422 was recognized. Income from

CenDon and the CenDon Partnership was $17,545, $24,747 and $16,935 in 2001, 2000 and 1999, respectively. The priority distribution receivable was $15,179 and $16,012 at December 31, 2001 and 2000, respectively.

ChinaBig. The Company currently has an 18% interest in ChinaBig; however, as a result of the Company's prior active involvement in the daily operations of ChinaBig's yellow pages business, this investment had been accounted for under the equity method. During 2000, in connection with an equity investment by an unaffiliated third party and in order to facilitate the raising of additional capital and provide greater flexibility, ChinaBig and each existing investor (including the Company), restructured the existing joint venture agreement of ChinaBig to, among other things, significantly reduce the Company's involvement in the daily operations of ChinaBig. As a result of the restructured agreement, effective June 15, 2000, the Company became a passive investor. Accordingly, the Company now accounts for this investment under the cost method and no longer recognizes its share of the losses of ChinaBig. Partnership and joint venture income includes a loss from ChinaBig of $1,078 in 2000 (through June 15, 2000) and $1,278 in 1999. During 2001, an impairment charge was recorded related to this investment. See Note 3 - Investment Impairment Charge.

6. LONG-TERM DEBT AND CREDIT FACILITIES

Long-term debt at December 31, 2001 and 2000, consisted of the following:

                                                 2001           2000
                                             ---------------------------

Senior Subordinated 9.125% Notes .......       $150,000       $150,000
Senior Secured Term Facilities .........        136,750        201,750
                                             ---------------------------
       Total ...........................        286,750        351,750
Less current portion ...................          2,846          4,224
                                             ---------------------------
       Long-term debt ..................       $283,904       $347,526
                                             ===========================

The Senior Subordinated Notes (the "Notes") pay interest semi-annually and mature in June 2008. The Indenture governing the Notes contains covenants that, among other things, restrict the ability of the Company and its subsidiaries to incur certain additional debt and liens and engage in mergers, consolidations and asset sales. The Notes are callable at the option of the Company at any time on or after June 1, 2003 at 104.6% of par. This percentage declines 1.5% after each 12-month period until June 1, 2006, when the Notes are callable at 100% of par.

The Company's committed bank facilities consist of $136,750 outstanding under the Senior Secured Term Facilities ("Term Facilities") and a $100,000 Senior Revolving Credit Facility (the "Revolver," and together with the Term Facilities, the "Credit Agreement"). These facilities bear interest at floating rates based on a spread over the London interbank offered rate (LIBOR) or the greater of either the Prime rate or the Fed Funds rate plus 50 basis points, at the election of the Company. At December 31, 2001, the Company had available borrowing capacity of $100,000 under the Revolver. The weighted average interest rate for outstanding debt under the Term Facilities at December 31, 2001 and 2000 was 7.4% and 7.2%, respectively. The Company's obligations under the Credit Agreement are secured by security interests granted to the lenders in substantially all of the Company's assets, including capital stock of its existing and newly formed subsidiaries. The Credit Agreement contains covenants that, among other things, restrict the ability of the Company and its subsidiaries to engage in mergers, consolidations and asset sales, incur additional indebtedness, pay dividends or create liens and require the Company to maintain certain financial ratios.

During 2001 and 2000, the Company prepaid $65,000 and $90,000, respectively, of outstanding Term Facilities. In connection with the prepayment, an extraordinary loss of $441 (net of taxes of $263) and $704 (net of taxes of $440) was recognized in 2001 and 2000, respectively, for the write-off of related deferred financing costs.

Aggregate maturities of long-term debt at December 31, 2001 were:

2002...............................................        $   2,846
2003...............................................           10,472
2004...............................................           16,632
2005...............................................           55,060
2006...............................................           51,740
Thereafter.........................................          150,000
                                                         -------------
      Total........................................        $ 286,750
                                                         =============

7. COMMITMENTS

The Company leases office facilities and equipment under operating leases with non-cancelable lease terms expiring at various dates through 2006. Rent and lease expense for 2001, 2000 and 1999 was $3,534, $7,065 and $9,841,
respectively. The non-cancelable minimum rental payments applicable to operating leases at December 31, 2001, were:

2002.............................................          $ 2,847
2003.............................................            2,761
2004.............................................            2,737
2005.............................................            1,424
2006                                                           582
                                                         -----------
      Total......................................          $10,351
                                                         ===========

The Company's lease of its corporate headquarters extends through 2011; however, it is cancelable at the option of the Company in 2006 for a minimal fee. The Company will make payments of approximately $13,800 in 2002 related to the executive management transition arrangements, which include $10,500 for settlement of all accrued benefits due under executive retirement plans and in consideration for an agreement to cease participation in these retirement plans, a special recognition payment of $1,500, executive bonus plan payments of $1,100 and other payments of $700. The Company will also pay CenDon $7,049 in 2005, representing its share of an obligation that CenDon owes to the applicable telephone companies under the prior CenDon Partnership. This payment has been fully provided for in the financial statements.

8. LITIGATION

Rockland Yellow Pages. In 1999, Sandy Goldberg, Dellwood Publishing, Inc. and Rockland Yellow Pages initiated a lawsuit against the Company and Bell Atlantic in the United States District Court for the Southern District of New York. The Rockland Yellow Pages is a proprietary directory that competes against a Bell Atlantic directory in the same region, for which the Company served as Bell Atlantic's advertising sales agent through June 30, 2000. The complaint alleged that the defendants disseminated false information concerning the Rockland Yellow Pages, which resulted in damages to the Rockland Yellow Pages. In May 2001, the Court dismissed substantially all of plaintiff's claims, including the antitrust claims; only a false advertising claim under the Lanham Act and a state law tort claim with respect to only one advertiser survived. In August 2001, the plaintiff withdrew its Lanham Act claim with prejudice and then the Court dismissed the state law tort claim without prejudice as to re-filing in state court. In August 2001, the same plaintiffs filed a complaint naming the same defendants in New York State Supreme Court, in Rockland County, alleging virtually the same state law tort claim and seeking unspecified damages. In October 2001, defendants' filed a motion to dismiss this complaint. While at this stage in the proceedings management is unable to predict the outcome of this matter, it presently believes that the resolution of the action will not have a material adverse effect on the Company's results of operations or financial condition.

Information Resources. In 1996, Information Resources, Inc. ("IRI") filed a complaint in the United States District Court for the Southern District of New York, naming as defendants the Company (as successor of The Dun & Bradstreet Corporation ("D&B")), ACNielsen Company and IMS International Inc., each former subsidiaries of D&B (the "IRI Action"). The complaint alleges, among other things, various violations of the antitrust laws and seeks damages in excess of $350,000, which IRI is seeking to have trebled under the antitrust laws. IRI also seeks punitive damages of an unspecified amount. Under the definitive agreement entered into in connection with the Company's separation from D&B in 1998 (the "Distribution Agreement"), D&B has assumed the defense and will indemnify the Company against any payments to be made by the Company in respect of the IRI Action, including any related legal fees and expenses. As required by the Distribution Agreement, Moody's Corporation, which subsequently separated from D&B, has agreed to be jointly and severally liable with D&B for the indemnity obligation to the Company. Management presently believes that D&B and Moody's have sufficient financial resources and/or borrowing capacity to satisfy all such liabilities and to reimburse the Company for all related costs and expenses. However, no assurances can be provided that all such liabilities, costs and expenses will be covered.

Tax Matters. Certain tax planning strategies entered into by D&B are currently subject to review by tax authorities. Pursuant to a series of agreements, IMS Health Incorporated ("IMS") and Nielsen Media Research, Inc. ("NMR") (both of which are former subsidiaries of D&B) are each jointly and severally liable to pay 50%, and D&B is liable for the remaining 50% of any payments for taxes and accrued interest arising from this matter and certain other potential tax liabilities after D&B pays the first $137,000 of tax liability. As a result of the form of the separation of the Company from D&B, the Company is the corporate successor of, and technically the taxpayer referred to herein as D&B. However, pursuant to the terms of the Distribution Agreement and the Tax Allocation Agreement entered into in connection with the Company's separation from D&B, D&B assumed the defense and agreed to indemnify the Company against any payments to be made by the Company in respect of any tax liability that may be assessed and any related costs and expenses. In 2000, D&B filed an amended tax return for 1989 and 1990, which reflected $561,600 of tax and interest due and paid the IRS approximately $349,300, while IMS paid approximately $212,300. The Company understands that these payments were paid under dispute in order to stop additional interest from accruing. As required by the Distribution Agreement, Moody's Corporation has agreed to be jointly and severally liable with D&B for the indemnity obligation to the Company. IMS has filed an arbitration proceeding against NMR claiming that NMR underpaid its proper allocation of the tax liability under the agreements between NMR and IMS. In response to NMR's position that it paid its appropriate allocation of the tax liability, IMS has joined the Company (again, as successor to D&B) as a respondent in the arbitration proceeding so that if NMR should prevail in its interpretation of the allocation computation, then IMS could apply that same interpretation of the allocation computation against the Company under its agreement with the Company. If NMR should prevail in the arbitration against IMS and in turn IMS should prevail against the Company, the Company believes that the additional liability to the Company represented by this alternative interpretation of the allocation computation would be approximately $15,000 (an approximate $60,000 gross claim offset by approximately $45,000 of tax benefit). While the Company believes that its interpretation of the allocation computation is correct, even should NMR prevail against IMS and in turn IMS prevail against the Company in this arbitration proceeding, D&B and Moody's would be obligated to indemnify the Company against any such liability. The fact that D&B and IMS have already paid the IRS a substantial amount of additional taxes with respect to the contested tax planning strategies significantly mitigates the risk to the Company. In addition, management presently believes that D&B, Moody's, IMS and NMR have sufficient financial resources and/or borrowing capacity to satisfy all such liabilities and to reimburse the Company for all related costs and expenses. However, no assurances can be provided that all such liabilities, costs and expenses will be covered.

Image One. In May 2001, Image One filed a complaint against certain Sprint Corporation affiliates and the Company in the United States District Court for the Middle District of Florida. In the complaint, Image One alleged that it created and licensed original text, graphics, images and other artwork specifically for yellow pages advertising and that the defendants engaged in copyright infringement and false designation of origin. Image One sought actual damages of approximately $95,000 and statutory damages in excess of $330,000. This matter was settled and the complaint dismissed in February 2002, and such resolution of the action will not have a material adverse effect on the Company's results of operations or financial condition.

Other than the matters described above, the Company is involved in legal proceedings, claims and litigation arising in the ordinary conduct of its business. Although there can be no assurances, management presently believes that the outcome of such legal proceedings will not have a material adverse effect on the Company's results of operations or financial condition.

9. BENEFIT PLANS

Retirement Plans. The Company has a defined benefit pension plan covering substantially all employees. The benefits to be paid to employees are based on years of service and a percentage of total annual compensation. The percentage of compensation allocated to a retirement account ranges from 3.0% to 12.5% depending on age and years of service ("cash balance benefit"). Benefits for certain employees who were participants in the predecessor D&B defined benefit pension plan are also determined based on the participant's average compensation and years of service ("final average pay benefit") and benefits to be paid will equal the greater of the final average pay benefit or the cash balance benefit. Pension costs are determined using the projected unit credit actuarial cost method. The Company's funding policy is to contribute an amount at least equal to the minimum legal funding requirement. Due to the overfunded status of the plan, no contributions were made in 2001 or 2000. The underlying pension plan assets are invested in diversified portfolios consisting primarily of equity and debt securities.

The Company also has two unfunded non-qualified defined benefit pension plans, the Pension Benefit Equalization Plan ("PBEP") and the Supplemental Executive Benefit Plan ("SEBP"). Senior executives and certain key employees are entitled to participate in these plans which provide retirement benefits based on years of service and compensation (including compensation not permitted to be taken into account under the previously mentioned defined benefit pension plan). In connection with the executive management employment transition arrangements, the Company's CEO and CFO will cease to participate in these plans and will not earn additional retirement benefits after December 31, 2001. In settlement of all accrued benefits thereunder, an aggregate lump sum payment of $7,559, which includes special benefits of $3,452, will be made to these individuals in 2002.

The Company maintains a defined contribution savings plan for substantially all its employees and makes a contribution of 50 cents for each dollar contributed by a participating employee, up to a maximum of 6% of each participating employee's salary. Company contributions under this plan were $776, $1,287 and $1,662 for the year ended December 31, 2001, 2000 and 1999, respectively.

Other Postretirement Benefits. The Company has an unfunded postretirement benefit plan that provides certain health care and life insurance benefits to those full-time employees who reach retirement age while working for the Company.

A summary of the funded status of the benefit plans at December 31, 2001 and 2000, was as follows:

                                                         Retirement Plans           Postretirement Plan
                                                     -------------------------   --------------------------
                                                         2001          2000          2001          2000
                                                     -------------------------   --------------------------
CHANGE IN BENEFIT OBLIGATION
Benefit obligation, beginning of period ..........     $ 48,668      $ 48,029      $  4,960      $  6,660
Service cost .....................................        1,876         2,336           120           330
Interest cost ....................................        3,777         3,790           360           430
Plan participant contributions ...................           --            --            60            40
Amendments .......................................        1,227            --          (440)           --
Actuarial loss ...................................        1,689         2,415           250           100
Benefits paid ....................................       (3,037)       (2,921)          (40)         (150)
Special benefits .................................        3,452            --            --            --
Curtailment loss (gain) ..........................          567        (4,981)           --        (2,450)
Settlement .......................................       (7,559)           --            --            --
                                                     -------------------------   --------------------------

Benefit obligation, end of period ................     $ 50,660      $ 48,668      $  5,270      $  4,960
                                                     =========================   ==========================

CHANGE IN PLAN ASSETS
Fair value of plan assets, beginning of period ...     $ 68,463      $ 75,015       $    --       $    --
Return on plan assets ............................       (1,751)       (2,325)           --            --
Employer contributions ...........................           87           134           (20)          110
Plan participant contributions ...................           --            --            60            40
Actuarial gain ...................................           --        (1,440)           --            --
Benefits paid ....................................       (3,037)       (2,921)          (40)         (150)
                                                     -------------------------   --------------------------
Fair value of plan assets, end of period .........     $ 63,762      $ 68,463       $    --       $    --
                                                     =========================   ==========================

Funded status of plans ...........................     $ 13,102      $ 19,795      $ (5,270)     $ (4,960)
Unrecognized net loss (gain) .....................        6,084        (3,192)           40          (210)
Unrecognized prior service costs .................        1,300           235          (370)           --
                                                     -------------------------   --------------------------
Net amount recognized ............................     $ 20,486      $ 16,838      $ (5,600)     $ (5,170)
                                                     =========================   ==========================

Net amounts recognized in the consolidated balance sheets at December 31, 2001 and 2000 were as follows:

                                            Retirement Plans           Postretirement Plan
                                       --------------------------  --------------------------
                                           2001          2000         2001           2000
                                       --------------------------  --------------------------
Prepaid pension ....................     $ 20,956      $ 19,457     $      --     $      --
Other non-current liabilities ......         (470)       (2,619)       (5,600)       (5,170)
                                       --------------------------  --------------------------
Net amount recognized ..............     $ 20,486      $ 16,838      $ (5,600)     $ (5,170)
                                       ==========================  ==========================

The accumulated benefit obligation (ABO) and projected benefit obligation (PBO) for the unfunded PBEP and SEBP at December 31, 2001 and 2000 is shown in the table below. There is no ABO or PBO for the SEBP as the obligation under this plan was effectively settled and the plan curtailed as of December 31, 2001.

                                               PBEB                   SEBP
                                       ---------------------  --------------------
                                          2001       2000        2001      2000
                                       ---------------------  --------------------
Accumulated benefit obligation .....     $   39     $  391      $  --     $1,359
Projected benefit obligation .......        319        840         --      3,628

The net periodic benefit (income) expense of the benefit plans was as follows:

                                                        Retirement Plans               Postretirement Plan
                                                 ------------------------------  -------------------------------
                                                   Year Ended     Year Ended       Year Ended       Year Ended
                                                  Dec. 31, 2001  Dec. 31, 2000    Dec. 31, 2001   Dec. 31, 2000
                                                 ------------------------------  -------------------------------

Service cost ................................        $ 1,876         $ 2,336         $   120         $   330
Interest cost ...............................          3,777           3,790             360             430
Return on plan assets .......................         (6,690)         (6,397)             --              --
Net amortization and deferral ...............            210            (259)            (70)             --
                                                 ------------------------------  -------------------------------
Net periodic benefit (income) expense .......        $  (827)        $  (530)        $   410         $   760
                                                 ==============================  ===============================

In addition to the net periodic benefit (income) expense above, a charge of $4,823 was recognized in 2001 for special benefits, the settlement of a portion of the liability under the PBEP and the curtailment of the SEBP in connection with the executive management transition arrangements. These costs were included as part of the restructuring and special charge. During 2000, as a result of the disposition of businesses and the resulting reduction in headcount, the Company recognized a curtailment gain of $4,756 and $2,450 for the retirement plans and postretirement plan, respectively. These amounts were reported as a component of gain on disposition of businesses.

The following assumptions were used in determining the benefit obligation and net periodic benefit (income) expense:

                                                     Retirement Plans          Postretirement Plan
                                                   ---------------------     ----------------------
                                                     2001         2000         2001         2000
                                                   ---------------------     ----------------------
Weighted average discount rate ..............        7.25%        7.50%        7.25%        7.50%
Rate of increase in future compensation .....        4.41%        4.66%          --           --
Expected return on plan assets ..............        9.75%        9.75%          --           --

For measurement purposes, a 9.5% annual rate of increase in the per capita cost of covered health care benefits was assumed for 2002. The rate was assumed to decrease gradually to 5.0% through 2011 and remain at that level thereafter. Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in the assumed health care cost trend rate would have the following effects:

                                                     1% point        1% point
                                                     increase        decrease
                                                   ----------------------------
Benefit obligation at end of period                    $460           $(390)
Service and interest costs                               40             (30)

10. STOCK OPTION PLANS

During 2001, the Company adopted the 2001 Stock Award and Incentive Plan to replace the 1991 Key Employees' Stock Option Plan and the 1998 Directors' Stock Option Plan (collectively, the "Stock Option Plan"). Under the Stock Option Plan, certain employees and non-employee directors are eligible to receive stock options, stock appreciation rights, limited stock appreciation rights in tandem with stock options and deferred stock. Non-employee directors receive an option to purchase 1,500 shares and an award of 1,500 deferred shares upon election to the Board, and on an annual basis, they receive an option to purchase 1,500 shares of the Company's common stock and an award of 1,500 deferred shares. Non-employee directors may also elect to receive additional options to purchase shares of the Company's common stock in lieu of their annual cash retainer fee. Options may not be granted at less than fair market value of the Company's common stock at the date of the grant and expire not more than ten years from the grant date. The vesting period for awards under the Stock Option Plan is determined by the Board at the date of the grant, but historically have typically become exercisable in equal annual installments over four years for employees and three years for non-employee directors. Deferred shares granted to non-employee directors' vest equally over a three-year period. The Company has never granted stock appreciation rights or limited stock appreciation rights.

Changes in stock options under the Stock Option Plan for the last three years were as follows:

                                                                                Weighted
                                                                                Average
                                                                              Exercise Price
                                                                 Shares         Per Share
                                                             -------------------------------
Options outstanding, December 31, 1998 ................         4,394,945         $13.55
     Granted ..........................................            97,525          16.49
     Exercised ........................................          (456,137)         11.15
     Canceled or expired ..............................          (465,904)         14.49
                                                             -------------------------------
Options outstanding, December 31, 1999 ................         3,570,429          13.82
     Granted ..........................................           685,858          16.65
     Exercised ........................................          (631,727)         12.58
     Canceled or expired ..............................          (725,975)         15.40
                                                             -------------------------------
Options outstanding, December 31, 2000 ................         2,898,585          14.35
     Granted ..........................................           539,084          25.23
     Exercised ........................................          (585,913)         12.82
     Canceled or expired ..............................          (222,402)         17.22
                                                             -------------------------------
Options outstanding, December 31, 2001 ................         2,629,354         $16.70
                                                             ===============================
Available for future grants at December 31, 2001 ......         4,048,035
                                                             ==============

The Company also grants stock options to certain key employees of DonTech under the Stock Option Plan. Options granted to DonTech employees were 16,195 shares in 2001, 16,278 shares in 2000 and 12,725 shares in 1999. These options are considered compensatory under current accounting rules and compensation expense of $627, $176 and $66 was recognized in 2001, 2000 and 1999, respectively. The weighted average fair value of all options granted during 2001, 2000 and 1999 was $8.81, $6.15 and $6.62, respectively, based on the Black-Scholes option pricing model under certain assumptions set forth below.

The following table summarizes information about stock options outstanding and exercisable under the Stock Option Plan at December 31, 2001:

                                              Stock Options Outstanding                     Stock Options Exercisable
                                     -----------------------------------------------      ------------------------------
                                                          Weighted         Weighted                            Weighted
                                                           Average         Average                             Average
                                                          Remaining        Exercise                            Exercise
                                                         Contractual      Price Per                           Price Per
Range of Exercise Prices                 Shares             Life            Share            Shares             Share
------------------------------------------------------------------------------------      ------------------------------

  $  9.99 - $ 15.78                    1,741,858          5.9 years         $14.21          1,249,762           $13.78
  $ 16.09 - $ 29.12                      887,496          8.2 years         $21.57            100,391           $16.93
                                     -----------------------------------------------      ------------------------------
                                       2,629,354          6.7 years         $16.70          1,350,153           $14.02
                                     ===============================================      ==============================

At December 31, 2000, there were 2,861,333 shares outstanding at a weighted average exercise price per share of $14.32 and 1,357,603 shares exercisable at a weighted average exercise price per share of $12.84. At December 31, 1999, there were 3,545,977 shares outstanding at a weighted average exercise price per share of $13.80 and 1,367,777 shares exercisable at a weighted average exercise price per share of $11.82.

The Company follows Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations in accounting for its Stock Option Plan, and, accordingly, no compensation expense related to the issuance of stock option grants to employees or non-employee directors has been recognized. The following table reflects the pro forma net income and diluted earnings per share assuming the Company applied the fair value method of SFAS No. 123 "Accounting for Stock-Based Compensation." The pro forma disclosures shown are not necessarily representative of the effects on income and diluted earnings per share in future years.

                                           2001               2000               1999
                                        ------------------------------------------------
Net income
   As reported ...............            $49,815           $124,758            $55,151
   Pro forma .................            $47,621           $123,045            $53,532

Diluted earnings per share
   As reported ...............              $1.61              $3.83              $1.61
   Pro forma .................              $1.54              $3.78              $1.57

The fair value of stock options used to compute the pro forma disclosures is estimated using the Black-Scholes option-pricing model with the following weighted average assumptions:

                                                         2001            2000             1999
                                                    -----------------------------------------------
Dividend yield................................            0%              0%               0%
Expected volatility...........................           35%              35%              35%
Risk-free interest rate.......................           4.8%            6.6%             5.5%
Expected holding period.......................        4.0 years        3.9 years        4.8 years

11. INCOME TAXES

The Company accounts for income taxes under the liability method in accordance with SFAS 109, "Accounting for Income Taxes." Provision for income taxes consisted of:

                                                  2001             2000             1999
                                              ----------------------------------------------

Current provision
      U.S. Federal .....................        $ 39,977         $ 67,475         $ 20,665
      State and local ..................           4,313           11,752            5,231
                                              ----------------------------------------------
Total current provision ................          44,290           79,227           25,896

Deferred (benefit) provision
      U.S. Federal .....................          (7,233)          (1,795)          10,298
      State and local ..................          (1,048)            (316)           1,817
                                              ----------------------------------------------
Total deferred (benefit) provision .....          (8,281)          (2,111)          12,115
                                              ----------------------------------------------
Provision for income taxes .............        $ 36,009         $ 77,116         $ 38,011
                                              ==============================================

The following table summarizes the significant differences between the U.S. Federal statutory tax rate and the Company's effective tax rate.

                                                                    2001         2000         1999
                                                                  ----------------------------------

Statutory Federal tax rate .................................        35.0%        35.0%        35.0%
State and local taxes, net of U.S. Federal tax benefit .....         2.5          2.5          5.0
Non-deductible expense .....................................         4.4          0.7          0.8
                                                                  ----------------------------------
Effective tax rate .........................................        41.9%        38.2%        40.8%
                                                                  ==================================

Deferred tax assets and liabilities consisted of the following at December 31, 2001 and 2000:

                                                       2001             2000
                                                   -----------------------------
Deferred tax assets
Reorganization and restructuring costs ......        $  7,821         $  1,551
Bad debts ...................................           2,302            2,812
Postretirement benefits .....................           2,109            1,977
Capital loss carryforward ...................           4,287               --
Other .......................................             780            3,025
                                                   -----------------------------
                                                       17,299            9,365
Valuation allowance .........................          (4,287)              --
                                                   -----------------------------
Total deferred tax assets ...................        $ 13,012         $  9,365
                                                   -----------------------------

                                                                 2001          2000
                                                             --------------------------
Deferred tax liabilities
        Revenue recognition ...........................        $53,262        $57,667
        Pension .......................................          6,655          6,437
        Capitalized project costs and fixed assets ....          5,727          4,227
        Other .........................................             --          1,947
                                                             --------------------------
        Total deferred tax liabilities ................         65,644         70,278
                                                             --------------------------
Net deferred tax liability ............................        $52,632        $60,913
                                                             ==========================

The investment impairment charge of $11,432 to write-down the Company's investment in ChinaBig gave rise to a deferred tax asset of $4,287. The loss on this investment represents a capital loss for income tax purposes and can only be utilized to offset future capital gains. Based on the Company's current business portfolio and projection of future results, management does not believe that the Company will generate future capital gains to offset against this capital loss. Accordingly, a valuation allowance was established for the full amount of this asset. Management believes that it will be able to obtain the full benefit of other deferred tax assets based on an assessment of the Company's anticipated profitability during the years the deferred tax assets are expected to become tax deductions.

12. FINANCIAL INSTRUMENTS

The Company's financial instruments at December 31, 2001 and 2000 consist of cash and cash equivalents, Term Facilities and the Notes. The carrying amount of cash and cash equivalents and Term Facilities approximates fair value, as these are short-term instruments that bear interest at floating rates. The carrying value of the Notes was $150,000 at December 31, 2001 and 2000. The fair value of the Notes, determined based on the quoted market price, was $154,425 and $145,500 at December 31, 2001 and 2000, respectively.

13. BUSINESS SEGMENTS

The Company's two operating segments at December 31, 2001 are DonTech and Directory Advertising Services ("DAS"). Get Digital Smart, the Company's Internet business, was an operating segment during 2000 and 1999 until the Company ceased operations of this business in December 2000.

The DonTech segment includes the Company's 50% interest in the net profits of DonTech and the revenue participation income received from SBC. Income from DonTech accounted for 79%, 72% and 83% of operating income before General & Corporate costs and other unallocated expenses for the years ended December 31, 2001, 2000 and 1999, respectively. Although DonTech provides advertising sales of yellow pages and other directory products similar to DAS, the partnership is considered a separate operating segment since, among other things, it has its own Board of Directors and the employees of DonTech, including officers and managers, are not employees of the Company.

Within the DAS segment, the Company provides yellow pages advertising sales for affiliated entities of Sprint and performs pre-press publishing services for yellow pages directories. The DAS segment also includes all information technology costs. Operating income for DAS includes the results of, and those costs directly incurred by, each constituent business unit, less an allocation of certain shared expenses based on estimated business usage. DAS results for 2000 and 1999 also include the operating results of the Bell Atlantic and Cincinnati businesses and the Company's share of the losses of ChinaBig through the dates of transactions that caused changes to the reporting of each respective business unit and certain one-time items from the restructuring of the CenDon relationship in 2000 (see Note 4 - Disposition of Businesses and Note 5 - Partnership and Joint Venture Investments). Operating income from DAS accounted for 21%, 28% and 17% of operating income before General & Corporate costs and other unallocated expenses for the years ended December 31, 2001, 2000 and 1999, respectively.

General & Corporate includes those expenses not allocated to the DAS segment. Interest expense, interest income, income tax expense and other non-operating income and expenses are not allocated to the operating segments.

Segment information for the years ended December 31, 2001, 2000 and 1999 is presented below:

                                                                    Directory
                                                   DonTech         Advertising        General                      Consolidated
2001                                             Partnership        Services        & Corporate      Other (1)         Totals
                                               ----------------------------------------------------------------------------------

Advertising sales (unaudited) (2)
  Publication sales........................        $433,974          $193,535                                         $627,509
  Calendar sales...........................         422,586           185,280                                          607,866
Net revenue................................                            76,739                                           76,739
Operating income (loss)....................         122,419            32,885        $ (13,844)      $ (29,988)        111,472
Depreciation and amortization..............                            10,149              618                          10,767
EBITDA (3).................................         122,419            43,034          (13,226)        (29,988)        122,239
Total assets...............................         193,810            38,644           63,527                         295,981

                                                                    Directory         Get
                                                   DonTech         Advertising      Digital         General        Consolidated
2000                                             Partnership      Services (4)       Smart        & Corporate         Totals
                                               ----------------------------------------------------------------------------------

Advertising sales (unaudited) (2)
  Publication sales........................        $430,529         $ 431,375                                        $ 861,904
  Calendar sales...........................         428,201           469,469                                          897,670
Net revenue................................                           141,124     $     163                            141,287
Operating income (loss)....................         124,025            48,092        (8,914)        $  (15,828)        147,375
Depreciation and amortization..............                            13,841            57              1,535          15,433
EBITDA (3).................................         124,025            61,933        (8,857)           (14,293)        162,808
Total assets...............................         197,822            47,270                          120,192         365,284

                                                                    Directory         Get
                                                   DonTech         Advertising      Digital           General      Consolidated
1999                                             Partnership       Services (4)      Smart          & Corporate        Totals
                                               ----------------------------------------------------------------------------------

Advertising sales (unaudited) (2)
  Publication sales........................        $426,580          $617,570                                       $1,044,150
  Calendar sales...........................         432,348           634,380                                        1,066,728
Net revenue................................                           181,905                                          181,905
Operating income (loss)....................         123,524            24,780      $ (1,329)         $ (17,069)        129,906
Depreciation and amortization..............                            16,126                            2,193          18,319
EBITDA (3).................................         123,524            40,906        (1,329)           (14,876)        148,225
Total assets...............................         197,307           139,394                           58,705         395,406

(1) Other in 2001 represents the restructuring and special charge of $18,556 and investment impairment charge of $11,432, which were not allocated to an operating segment.

(2) Advertising sales represent the billing value of advertisements sold for an annual directory by the Company and DonTech. Calendar sales represent the billing value of advertisements sold for an annual directory stated on the same basis as revenue is recognized. Publication sales represent sales for directories that published in the current period regardless of when the advertising for that directory was sold. These sales are compared against sales for the same directories published in the prior year period. If events occur during the current year that affects the comparability of publication sales to the prior year, such as changes in directory publication dates or other contractual changes, then prior year publication sales are adjusted to conform to the current year presentation and maintain comparability. Accordingly, for comparative purposes, DAS publication sales for 2000 have been increased by $1,667 and DonTech sales for 2000 and 1999 have been decreased by $286 and $982, respectively, as a result of changes in directory publication dates and contractual changes.

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

(4) The Directory Advertising Services segment includes the following data relating to the Bell Atlantic and Cincinnati businesses that were disposed of in 2000 and certain one-time items related to the CenDon restructuring.

                                                         2000         1999
                                                     ------------------------
Advertising sales (unaudited) (2)
   Publication sales.............................      $238,131     $436,870
   Calendar sales................................       277,768      453,971
Net revenue......................................        63,831      106,986
Operating income.................................        22,105        8,867
Depreciation and amortization....................         2,703        5,536
EBITDA (3).......................................        24,808       14,403
Total assets.....................................            --       64,193

14. VALUATION AND QUALIFYING ACCOUNTS

                                                                               Additions
                                                              Balance at      Charged To    Write-offs and
                                                              Beginning       Revenue and        Other          Balance at End
                                                              of Period         Expense        Deductions          of Period
                                                            --------------------------------------------------------------------
ALLOWANCE FOR DOUBTFUL ACCOUNTS
For the year ended December 31, 2001................           $  7,355          3,372             4,388           $  6,339
For the year ended December 31, 2000................           $  7,992         11,128            11,765           $  7,355
For the year ended December 31, 1999................           $  8,765          8,571             9,344           $  7,992

DEFERRED TAX ASSET VALUATION ALLOWANCE
For the year ended December 31, 2001................           $     --          4,287                --           $  4,287

15. QUARTERLY INFORMATION (UNAUDITED)

                                                                Three Months Ended
                                           ---------------------------------------------------------------

                                             March 31        June 30      September 30   December 31 (1)     Full Year
                                           -----------------------------------------------------------------------------
2001
Net revenue ........................         $18,839         $20,034         $22,165         $15,701          $76,739
Operating income ...................          27,661          39,208          47,316          (2,713)         111,472
Income before extraordinary loss (2)          13,209          20,612          25,688          (9,253)          50,256
Net income .........................          12,861          20,612          25,688          (9,346)          49,815

Basic earnings per share, before
    extraordinary loss .............           $0.43           $0.68           $0.86          $(0.31)           $1.66
Diluted earnings per share, before
    extraordinary loss .............           $0.42           $0.66           $0.83          $(0.31)           $1.62

Basic earnings per share, after
    extraordinary loss .............           $0.42           $0.68           $0.86          $(0.32)           $1.65
Diluted earnings per share, after
    extraordinary loss .............           $0.41           $0.66           $0.83          $(0.32)           $1.61

                                                                    Three Months Ended
                                               --------------------------------------------------------------

                                                 March 31      June 30 (3)    September 30   December 31 (4)   Full Year
                                               ---------------------------------------------------------------------------
2000
Net revenue ............................         $41,389         $60,160         $22,778         $16,960        $141,287
Operating income .......................          25,574          52,210          45,641          23,950         147,375
Income before extraordinary loss (2) ...           9,685          81,851          24,117           9,809         125,462
Net income .............................           9,685          81,851          23,413           9,809         124,758

Basic earnings per share, before
    extraordinary loss .................           $0.30           $2.56           $0.76           $0.31           $3.93
Diluted earnings per share, before
    extraordinary loss .................           $0.29           $2.50           $0.74           $0.30           $3.85

Basic earnings per share, after
    extraordinary loss .................           $0.30           $2.56           $0.74           $0.31           $3.91
Diluted earnings per share, after
    extraordinary loss .................           $0.29           $2.50           $0.72           $0.30           $3.83

The full year earnings per share (EPS) amount may not equal the sum of the quarters. EPS for each quarter is computed using the weighted average number of shares outstanding during the quarter while EPS for the year is computed using the weighted average number of shares outstanding during the year. Also, for diluted EPS, the effect of potentially dilutive shares is not included in those periods where the effect would have been anti-dilutive.

(1) The fourth quarter of 2001 includes a pretax restructuring and special charge of $18,556 and an investment impairment charge of $11,432.

(2) The Company recognized an extraordinary loss in 2001 and 2000 relating to the prepayment of debt and write-off of related deferred financing costs.

(3) The second quarter of 2000 includes a one-time operating income benefit of $15,771 from the restructuring of the CenDon relationship and pretax gain of $89,435 from the disposition of Bell Atlantic and Cincinnati businesses and related strategic cost cutting initiatives.

(4) The fourth quarter of 2000 includes a pretax loss of $2,940 from the disposition of the Get Digital Smart operations.

                        REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors and
Partners of DonTech I and DonTech II


In our opinion, the accompanying combined balance sheets and the related combined statements of partners' capital, operations and cash flows present fairly, in all material respects, the combined financial position of AM-DON (doing business as "DonTech" and hereafter referred to as "DonTech I") and the DonTech II Partnership ("DonTech II") at December 31, 2001 and 2000, and the combined results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the management of DonTech I and DonTech II; our responsibility is to express an opinion on these combined financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.



/s/ PRICEWATERHOUSECOOPERS LLP


January 18, 2002

                                     DONTECH

                        COMBINED STATEMENTS OF OPERATIONS


                                                  YEARS ENDED DECEMBER 31,
                                         ------------------------------------------
                                             2001           2000           1999
-----------------------------------------------------------------------------------
(in thousands)

Sales ..............................       $106,849       $108,316       $109,260
Less allowances ....................             --             --          6,364
                                         ------------------------------------------
      Net sales ....................        106,849        108,316        102,896

Expenses
  Selling ..........................         48,810         49,327         44,994
  Printing and manufacturing .......             --             --             19
  Delivery .........................             --             --              2
  Administrative ...................         10,356          8,493          9,440
  Occupancy and depreciation .......          9,058          8,174          6,883
  Other ............................          1,190          1,640          1,670
                                         ------------------------------------------
      Total operating expenses .....         69,414         67,634         63,008
                                         ------------------------------------------

      Income from operations .......         37,435         40,682         39,888

Other income .......................          1,191            736          1,422
                                         ------------------------------------------

      Net income ...................       $ 38,626       $ 41,418       $ 41,310
                                         ==========================================



    The accompanying notes are an integral part of the financial statements.

                                     DONTECH

                             COMBINED BALANCE SHEETS

                                                                                       DECEMBER 31,
                                                                                ---------------------------
                                                                                    2001           2000
-----------------------------------------------------------------------------------------------------------
(in thousands, except share and per share data)


                                         ASSETS

CURRENT ASSETS
  Cash and cash equivalents ...............................................       $  3,946       $  5,371
  Commission receivable - from related party ..............................        108,475        110,925
  Prepaid expenses ........................................................            212            103
                                                                                ---------------------------

      Total current assets ................................................        112,633        116,399

Fixed assets, net of accumulated depreciation and amortization ............          7,086          8,115
Pension asset .............................................................          9,759          9,677
Other .....................................................................          1,662          1,738
                                                                                ---------------------------

      Total Assets ........................................................       $131,140       $135,929
                                                                                ===========================

                             LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES
  Accounts payable ........................................................       $  1,573       $  2,121
  Accrued liabilities .....................................................          9,154          8,621
                                                                                ---------------------------

      Total current liabilities ...........................................         10,727         10,742

Partners' capital .........................................................        120,413        125,187
                                                                                ---------------------------

      Total Liabilities and Partners' Capital .............................       $131,140       $135,929
                                                                                ===========================



    The accompanying notes are an integral part of the financial statements.

                                     DONTECH

                        COMBINED STATEMENTS OF CASH FLOWS


                                                                                                 YEARS ENDED DECEMBER 31,
                                                                                     ---------------------------------------------
                                                                                         2001            2000            1999
----------------------------------------------------------------------------------------------------------------------------------
(in thousands)

CASH FLOWS FROM OPERATING ACTIVITIES
Net income .....................................................................       $ 38,626        $ 41,418        $ 41,310
Reconciliation of net income to net cash provided by operating activities:
      Depreciation and amortization ............................................          2,360           2,135           2,615
      Provision for uncollectible accounts .....................................             --              --           6,364
      Loss on disposal of fixed assets .........................................             --              44              --
      Changes in assets and liabilities:
           Decrease (increase) in commission receivable ........................          2,450           2,815             (94)
           Increase in other current assets ....................................           (115)           (486)         (4,157)
           Decrease in accounts payable ........................................           (548)           (325)         (4,090)
           Increase in accrued liabilities .....................................            533           1,090             201
                                                                                     ---------------------------------------------
                Net cash provided by operating activities ......................         43,306          46,691          42,149

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of equipment .........................................................         (1,331)         (3,153)         (1,288)

CASH FLOWS FROM FINANCING ACTIVITIES
Distributions to partners ......................................................        (43,400)        (57,575)        (42,396)
                                                                                     ---------------------------------------------

           Decrease in cash and cash equivalents ...............................         (1,425)        (14,037)         (1,535)

Cash and cash equivalents, beginning of year ...................................          5,371          19,408          20,943
                                                                                     ---------------------------------------------

Cash and cash equivalents, end of year .........................................       $  3,946        $  5,371        $ 19,408
                                                                                     =============================================

NONCASH FINANCING ACTIVITIES
Forgiveness of receivable due from API/IL                                              $     --        $ 16,567        $     --
                                                                                     =============================================



    The accompanying notes are an integral part of the financial statements.

                                     DONTECH

                    COMBINED STATEMENTS OF PARTNERS' CAPITAL


                                          R.H.         AMERITECH
                                       DONNELLEY     PUBLISHING OF
(in thousands)                        CORPORATION    ILLINOIS, INC.           TOTAL
------------------------------------------------------------------------------------

Balance, December 31, 1998 .....       $  94,786        $  64,211        $ 158,997

Net income .....................          20,312           20,998           41,310
Distributions to partners ......         (21,896)         (20,500)         (42,396)
                                     -----------------------------------------------
Balance, December 31, 1999 .....          93,202           64,709          157,911

Net income .....................          20,671           20,747           41,418
Distributions to partners ......         (21,381)         (52,761)         (74,142)
                                     -----------------------------------------------
Balance, December 31, 2000 .....          92,492           32,695          125,187

Net income .....................          19,313           19,313           38,626
Distributions to partners ......         (21,700)         (21,700)         (43,400)
                                     -----------------------------------------------
Balance, December 31, 2001 .....       $  90,105        $  30,308        $ 120,413
                                     ===============================================



    The accompanying notes are an integral part of the financial statements.

                                     DONTECH
                     NOTES TO COMBINED FINANCIAL STATEMENTS
                                 (IN THOUSANDS,)


1. FORM OF ORGANIZATION AND NATURE OF BUSINESS

AM-DON d.b.a. DonTech ("DonTech I") is a general partnership between R.H. Donnelley Inc. (formerly known as The Reuben H. Donnelley Corporation) ("R. H. Donnelley"), a Delaware corporation, and Ameritech Publishing of Illinois, Inc. ("API/IL"), an Illinois corporation, doing business as Ameritech Advertising Services ("Aas"). Under a new structure as defined in the "Master Agreement" dated August 19, 1997, the existing partnership is defined as "DonTech I". Concurrently, API/IL and R. H. Donnelley formed a new partnership defined as "DonTech II".

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

In accordance with the Second Amended and Restated AM-Don Partnership Agreement, effective August 19, 1997, the DonTech I partnership ceased publishing directories as of January 1, 1998. The partnership recognized the deferred revenue and expenses recorded as of December 31, 1997 over the remaining life of those directories published prior to January 1, 1998. As of December 31, 2000, DonTech I ceased business operations and it's remaining assets were distributed to its partners.

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

On January 28, 2000, the respective partners of the DonTech I partnership agreed to amend the DonTech I partnership agreement to provide for the payment of $29,898 from the DonTech I partnership to API/IL as a preferential distribution. The preferential distribution was comprised of cash funds totaling $13,331 and the forgiveness and cancellation of a receivable due from API/IL to the partnership in the amount of $16,567. Additionally, the partners of Don Tech II also agreed to amend the DonTech II partnership agreement to provide for the payment of $29,898 by API/IL to the DonTech II Partnership upon the dissolution of the Don Tech II partnership and for the subsequent payment of a $29,898 preferential distribution to R. H. Donnelley.

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

Post-Retirement Benefits Other Than Pensions. DonTech II is obligated to provide post-retirement benefits consisting mainly of life and health insurance to substantially all employees and their dependents. The accrual method of accounting is utilized for post-retirement health care and life insurance benefits.

Income Taxes. No provision for income taxes is made, as the proportional share of each partnership's income is the responsibility of the individual partners.

Concentration of Credit Risk. Financial instruments that potentially subject DonTech II to a concentration of credit risk consist principally of commission receivable. DonTech II's commission receivable is due from one of its partners, Aas. Collateral is not required. During 1999, DonTech I recorded a $6.2 million charge related to bad debts that has been allocated to each partner based on their respective share of partnership and loss as stipulated in the Don Tech I partnership agreement.

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

Recent Pronouncements. In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No.141, "Business Combinations" ("SFAS 141") and SFAS No.142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting. It also defines the criteria for identifying intangible assets for recognition apart from goodwill. SFAS 142 addresses the recognition and measurement of goodwill and other intangible assets subsequent to their acquisition. This statement requires that intangible assets with finite useful lives be amortized and intangible assets with indefinite lives and goodwill no longer be amortized, but instead tested for impairment at least annually. The adoption of SFAS 141 and 142 will not have a material impact on DonTech II's financial position or results of operations.

In August 2001, the FASB issued SFAS No.143, "Accounting for Asset Retirement Obligations" ("SFAS 143") which is effective for fiscal years beginning after June 15, 2002. SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The adoption of SFAS 143 will not have a material impact on DonTech II's financial position or results of operations.

In October 2001, the FASB issued SFAS No.144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144") which is effective for fiscal years beginning after December 15, 2001. SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supercedes SFAS 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of' while retaining many of the provisions of that statement. SFAS 144 also supercedes the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, "Reporting for the Impairment or Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions ("APB No. 30"). The adoption of SFAS 144 will not have a material impact on DonTech II's financial position or results of operations.

3. FIXED ASSETS

Fixed assets consist of the following at December 31:

                                                           2001          2000
                                                       -------------------------

Equipment ........................................       $15,990       $15,243
Furniture and fixtures ...........................         7,261         7,110
Leasehold improvements ...........................         1,970         1,903
Other ............................................           366            --
                                                       -------------------------
                                                          25,587        24,256
Less accumulated depreciation and amortization ...        18,501        16,141
                                                       -------------------------
                                                         $ 7,086       $ 8,115
                                                       =========================

Depreciation expense for the three years ended December 31, 2001, 2000 and 1999 was $2,360, $2,135 and $2,615, respectively. During the year ended December 31, 2000, DonTech II disposed of $9,565 of fixed assets that were no longer being utilized. Most of the assets were fully depreciated. This disposal activity resulted in a net loss of $44, which is reflected in the statement of operations for the year ended December 31, 2000.

4. ACCRUED LIABILITIES

Accrued liabilities consist of the following at December 31:

                                                                      2001         2000
                                                                   -----------------------

Accrued bonuses, commissions and other employee expenses .....       $4,184       $3,875
Accrued post-retirement benefits other than pensions .........        3,230        2,942
Deferred compensation ........................................        1,662        1,738
Other accrued liabilities ....................................           78           66
                                                                   -----------------------
                                                                     $9,154       $8,621
                                                                   =======================

5. RELATED PARTY TRANSACTIONS

Amended Partnership Allocation. The partners negotiated settlement agreements regarding excessive bad debt write-offs incurred by DonTech I during the year ended December 31, 1999. The agreements provided for special allocations of the excessive bad debts between the partners based upon a negotiated ratio. The effect of these settlement agreements has been included in the allocation of net income as presented in the statement of partners' capital at December 31, 1999.

DonTech II. Under the provisions of a "Revenue Participation Agreement" between APIL Partners Partnership and R.H. Donnelley dated August 19, 1997, in exchange for exclusive publishing rights, APIL Partners Partnership agrees to pay R.H. Donnelley revenue participation interests. The revenue participation interests are based upon gross revenues of the DonTech II partnership net of provisions (capped at 6.1% per annum subject to certain exclusions) and sales commissions paid to DonTech II. The revenue participation interest was 35.9% in 1999 and thereafter. Payment of the revenue participation interest is outside of the DonTech II partnership structure and is not reflected in the combined financial statements.

DonTech II purchases insurance services and through August 2000 purchased automobile plan administration from R.H. Donnelley, and general ledger and purchasing services from Aas. DonTech II also provides facility space for certain employees of Aas under an agreement entered into in 1998.

6. CONTINGENCIES AND COMMITMENTS

DonTech II leases certain office facilities under noncancelable lease arrangements. Rent expense under these operating leases was approximately $2,223, $2,119 and $1,807 for 2001, 2000 and 1999, respectively. During 2000,
DonTech II entered into a sublease agreement with Aas whereby DonTech II received $54 and $30 of sublease rental income from SBC during 2001 and 2000, respectively.

The future minimum lease payments required under noncancelable operating leases that have initial or remaining lease terms in excess of one year as of December 31, 2001 are as follows:

2002.............................................             $ 4,121
2003.............................................               4,026
2004.............................................               3,806
2005.............................................               3,756
2006 and thereafter..............................              14,811
                                                            -----------
                                                              $30,520
                                                            ===========

In September 1998, DonTech II entered into a maintenance service agreement with Ameritech to provide maintenance services, including parts, to DonTech II. The length of the agreement is five years. According to the terms of the agreement, DonTech II's obligations as of December 31, 2001 are $116 in 2002 and $79 in 2003.

7. EMPLOYEE RETIREMENT AND PROFIT PARTICIPATION PLANS

DonTech II sponsors a defined benefit pension plan covering substantially all of its employees (the "Principal Plan"). The Principal Plan's assets are invested in equity funds, fixed income funds and real estate. Total expense (benefit) for the Principal Plan was $29, $(342) and $564 for 2001, 2000, and 1999 respectively.

The following provides a reconciliation of benefit obligations, plan assets, and the funded status of the Principal Plan.

                                                                               2001            2000
                                                                           ----------------------------

CHANGE IN BENEFIT OBLIGATION
Projected benefit obligation, beginning of year ......................       $ 24,477        $ 20,434
Service cost .........................................................          1,116           1,093
Interest cost ........................................................          1,765           1,683
Benefits paid ........................................................           (934)           (728)
Actuarial (gain) loss ................................................           (575)          1,641
Effect of plan amendments, assumption changes and other charges ......            431             354
                                                                           ----------------------------
Projected benefit obligation, end of year ............................       $ 26,280        $ 24,477
                                                                           ============================

CHANGE IN PLAN ASSETS
Market value of assets, at January 1 .................................       $ 31,618        $ 30,842
Benefits paid ........................................................           (934)           (728)
Contributions ........................................................             60             767
Actual return on assets ..............................................           (718)            737
                                                                           ----------------------------
Market value of assets, at December 31 ...............................       $ 30,026        $ 31,618
                                                                           ============================

Funded status of the plan ............................................       $  3,746        $  7,141
Unrecognized net loss ................................................          4,250             404
Unrecognized prior service costs .....................................          1,127           1,547
                                                                           ----------------------------
Prepaid cost .........................................................       $  9,123        $  9,092
                                                                           ============================

Net periodic pension (benefit) cost for the Plan in 2001, 2000 and 1999 include the following components:

                                                               2001           2000           1999
                                                            -----------------------------------------

Service cost ..........................................       $ 1,116        $ 1,093        $ 1,027
Interest cost .........................................         1,765          1,683          1,364
Expected return on assets .............................        (3,282)        (3,430)        (2,255)
Amortization of net loss (gain) .......................             4           (114)             2
Amortization of unrecognized prior service cost .......           426            426            426
                                                            -----------------------------------------
Total pension cost (benefit) ..........................       $    29        $  (342)       $   564
                                                            =========================================

Assumptions used are as follows:

                                                                2001        2000       1999
                                                             ---------------------------------
Discount rate.........................................          7.25%       7.50%      7.75%
Expected long-term rate of return.....................         10.50%      10.50%      9.75%
Weighted average compensation increase................          3.91%       4.16%      4.16%

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

Additionally, DonTech II has a Profit Participation Plan (the "Profit Plan") that covers substantially all employees. Employees may voluntarily contribute up to 6% of their salaries to the Profit Plan and are guaranteed a matching contribution of fifty cents per dollar contributed. DonTech II also makes contributions to the Profit Plan based on a formula and contingent upon the attainment of financial goals set in advance as defined in the Profit Plan agreement. The contributions made to the plan were $944, $854 and $782 in 2001, 2000 and 1999, respectively.

8. POSTRETIREMENT BENEFITS OTHER THAN PENSIONS

DonTech II provides postretirement health care and life insurance benefits to certain retired employees and their dependents. The following provides a reconciliation of benefit obligations, plan assets and the funded status of the health and life insurance plans.

                                                     2001            2000
                                                  --------------------------
CHANGE IN BENEFIT OBLIGATION
Benefit obligation, beginning of year .......       $ 3,326        $ 2,951
Service cost ................................           126            154
Interest cost ...............................           261            231
Plan participants' contributions ............            36             27
Amendments ..................................            --             50
Actuarial loss ..............................           536             99
Benefits paid ...............................          (233)          (186)
                                                  --------------------------
Benefit obligation, end of year .............       $ 4,052        $ 3,326
                                                  ==========================

CHANGE IN PLAN ASSETS
Market value of assets, at January 1 ........       $    --        $    --
Employer contributions ......................           197            159
Plan participants' contributions ............            36             27
Benefits paid ...............................          (233)          (186)
                                                  --------------------------
Market value of assets, at December 31, .....       $    --        $    --
                                                  ==========================

Funded status of plan .......................       $ 4,052        $ 3,326
Unrecognized actuarial gain .................          (656)          (121)
Unrecognized prior service benefit ..........          (166)          (263)
                                                  --------------------------
Accrued cost ................................       $ 3,230        $ 2,942
                                                  ==========================

Net periodic postretirement benefit cost for 2001, 2000 and 1999 include the following components:

                                     2001       2000       1999
                                   ------------------------------
Service cost .................       $224       $251       $253
Interest cost ................        261        231        196
                                   ------------------------------
Net periodic benefit cost ....       $485       $482       $449
                                   ==============================

The discount rate used in determining the benefit obligation as of December 31, 2001 and 2000 was 7.25% and 7.50%, respectively. The assumed health care cost trend rate used in measuring the benefit obligation as of December 31, 2001 and 2000 was 9.5% and 6.5%, respectively. The rates are assumed to decrease gradually to 5.0% for 2015 and remain at that level thereafter.

Increasing the health care cost trend rates by one percentage point would not have had a material effect on the net periodic post-retirement expense for the year ended December 31, 2001 but would have increased the benefit obligation at December 31, 2001 by $354.

9. VALUATION AND QUALIFYING ACCOUNTS

                                               Balance at        Additions
                                              Beginning of    Charged  to Cost                     Balance at End
                                                 Period         and Expenses    Deductions (1)        of Period
                                            ------------------------------------------------------------------------
ALLOWANCE FOR DOUBTFUL ACCOUNTS
For the year ended December 31, 2001 .....       $   --                --             --                $  --
For the year ended December 31, 2000 .....       $   61                --             61                $  --
For the year ended December 31, 1999 .....       $2,187             6,364          8,490                $  61

(1) Includes accounts written off and other allowances made.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

There have been no changes in, or disagreements with the Company's independent auditors, or the independent auditors of DonTech for the three-year period ended December 31, 2001.

                                    PART III

ITEM 10.        DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information in response to this Item is incorporated herein by reference to the section entitled "Board of Directors" on pages 7-8 in the Company's Proxy Statement dated March 25, 2002 filed with the Securities and Exchange Commission, except that "Executive Officers of the Registrant" on pages 4-5 of this Report responds to Item 401(b) and (e) of Regulation S-K with respect to executive officers.

ITEM 11.        EXECUTIVE COMPENSATION

Information in response to this Item is incorporated herein by reference to the section entitled "Director and Executive Compensation" on pages 11-12 in the Company's Proxy Statement dated March 25, 2002 filed with the Securities and Exchange Commission.

ITEM 12.        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information in response to this Item is incorporated herein by reference to the section entitled "Security Ownership of Certain Beneficial Owners and Management" on pages 22-23 in the Company's Proxy Statement dated March 25, 2002 filed with the Securities and Exchange Commission.

ITEM 13.        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information in response to this Item is incorporated herein by reference to the section entitled "Compensation Committee Interlocks and Insider Participation; Certain Relationships and Related Party Transactions" on page 21 in the Company's Proxy Statement dated March 25, 2002 filed with the Securities and Exchange Commission.

                                     PART IV

ITEM 14.        EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

    (A)(1) AND (2) - LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

The following consolidated financial statements of the Company are included under Item 8:
        Consolidated Statements of Operations for the three years ended December 31, 2001
        Consolidated Balance Sheets at December 31, 2001 and 2000
        Consolidated Statements of Cash Flows for the three years ended December 31, 2001
        Consolidated Statements of Changes in Shareholders' Deficit for the three years ended December 31, 2001
        Notes to Consolidated Financial Statements

The following combined financial statements for DonTech are included under
        Item 8:
        Combined Statements of Operations for the three years ended December 31, 2001
        Combined Balance Sheets at December 31, 2001 and 2000
        Combined Statements of Cash Flows for the three years ended December 31, 2001
        Combined Statements of Partners' Capital for the three years ended December 31, 2001
        Notes to Combined Financial Statements

The following financial statement schedule for the Company is included under
        Item 8:
        Schedule II - Valuation and Qualifying Accounts (included as Footnote 14
        - Valuation and Qualifying Accounts, in the Notes to Consolidated Financial Statements)

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

EXHIBIT NO.     DOCUMENT

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

EXHIBIT NO.     DOCUMENT

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

10.16*/\        Pension Benefit Equalization Plan

10.17*/\        2001 Stock Award and Incentive Plan

10.18/\         2001 Partner Share Plan (incorporated by reference to Exhibit
                99.1 to Registration Statement on Form S-8, filed with the Securities and Exchange Commission on April 30, 2001,
                Registration No. 333-59790)

10.19/\ Form of Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 99.02 to Registration Statement on Form
                S-8, filed with the Securities and Exchange Commission on July, 25, 2001, Registration No. 333-65822)

10.20/\ Form of Annual Incentive Program Award (incorporated by reference to Exhibit 99.03 to Registration Statement on Form
                S-8, filed with the Securities and Exchange Commission on July, 25, 2001, Registration No. 333-65822)

10.21/\ Form of Performance Unit Program Award (incorporated by reference to Exhibit 99.04 to Registration Statement on Form
                S-8, filed with the Securities and Exchange Commission on July, 25, 2001, Registration No. 333-65822)

10.22/\         Deferred Compensation Plan (incorporated by reference to Exhibit
                4.01 to the Company's Registration Statement on Form S-8, filed with the Securities and Exchange Commission on November 24,
                1999, Registration No. 333-91613)

10.23*/\        Amended and Restated Employment Agreement dated as of December
                27, 2001 between the Company and Frank R. Noonan

10.24*/\        Amended and Restated Employment Agreement dated as of December
                27, 2001 between the Company and Philip C. Danford

10.25/\         Employment Agreement dated as of September 28, 1998 between the
                Company and David C. Swanson (incorporated by reference to
                Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, Commission File No.
                001-07155)

EXHIBIT NO.     DOCUMENT

10.26/\         Amendment No. 1 to Employment Agreement dated as of July 27,
                2000 between the Company and David C. Swanson (incorporated by reference to Exhibit 10.24 to the Annual Report on Form 10-K for the year ended December 31, 2000, Commission File No. 001-07155)

10.27/\         Amendment No. 2 to Employment Agreement dated as of February 27,
                2001 between the Company and David C. Swanson (incorporated by reference to Exhibit 10.25 to the Annual Report on Form 10-K for the year ended December 31, 2000, Commission File No. 001-07155)

10.28/\         Employment Agreement dated as of September 28, 1998 between the
                Company and Frank M. Colarusso (incorporated by reference to
                Exhibit 10.32 to the Annual Report on Form 10-K for the year ended December 31, 2000, Commission File No. 001-07155)

10.29/\         Amendment No. 1 to Employment Agreement dated as of July 27,
                2000 between the Company and Frank M. Colarusso (incorporated by reference to Exhibit 10.33 to the Annual Report on Form 10-K for the year ended December 31, 2000, Commission File No. 001-07155)

10.30/\         Amendment No. 2 to Employment Agreement dated as of February 27,
                2001 between the Company and Frank M. Colarusso (incorporated by reference to Exhibit 10.34 to the Annual Report on Form 10-K for the year ended December 31, 2000, Commission File No. 001-07155)

10.31/\         Employment Agreement dated as of September 26, 2000 between the
                Company and William C. Drexler (incorporated by reference to
                Exhibit 10.35 to the Annual Report on Form 10-K for the year ended December 31, 2000, Commission File No. 001-07155)

10.32/\         Amendment No. 1 to Employment Agreement dated as of February 27,
                2001 between the Company and William C. Drexler (incorporated by reference to Exhibit 10.36 to the Annual Report on Form 10-K for the year ended December 31, 2000, Commission File No. 001-07155)

10.33/\         Employment Agreement dated as of January 1, 2001 between the
                Company and Robert J. Bush (incorporated by reference to Exhibit
                10.37 to the Annual Report on Form 10-K for the year ended
                December 31, 2000, Commission File No. 001-07155)

10.34/\         Amendment No. 1 to Employment Agreement dated as of February 27,
                2001 between the Company and Robert J. Bush (incorporated by reference to Exhibit 10.38 to the Annual Report on Form 10-K for the year ended December 31, 2000, Commission File No. 001-07155)

10.35/\ Separation Agreement and Release dated as of March 15, 2001 between the Company and Judith A. Norton (incorporated by reference to Exhibit 10.29 to the Annual Report on Form 10-K for the year ended December 31, 2000, Commission File No. 001-07155)

21 Subsidiaries of the Company (incorporated by reference to Exhibit 21 to the Annual Report on Form 10-K for the year ended
                December 31, 2000, Commission File No. 001-07155)

23*             Consent of Independent Accountants

---------------------------

        *Filed herewith
        /\ Management contract or compensatory plan

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on the 27th day of March, 2002.


                                    R.H. Donnelley Corporation



                                    By: /s/ Frank R. Noonan
                                      ------------------------------------------
                                          Frank R. Noonan,
                                          Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been duly signed by the following persons in the capacities and on the date indicated.

   /s/ Frank R. Noonan                              Chairman of the Board and                March 27, 2002
------------------------------------                Chief Executive Officer
 (Frank R. Noonan)                                  (Principal Executive Officer)


   /s/ David C. Swanson                             President and Chief Operating            March 27, 2002
------------------------------------                Officer and Director
 (David C. Swanson)


   /s/ William C. Drexler                           Vice President and Controller            March 27, 2002
------------------------------------                (Principal Financial and Accounting
 (William C. Drexler)                               Officer)


   /s/ Kenneth G. Campbell                          Director                                 March 27, 2002
------------------------------------
 (Kenneth G. Campbell)


   /s/ William G. Jacobi                            Director                                 March 27, 2002
------------------------------------
 (William G. Jacobi)


   /s/ Robert Kamerschen                            Director                                 March 27, 2002
------------------------------------
 (Robert Kamerschen)


   /s/ Peter J. McDonald                            Director                                 March 27, 2002
------------------------------------
 (Peter J. McDonald)


   /s/ Carol J. Parry                               Director                                 March 27, 2002
------------------------------------
 (Carol J. Parry)


   /s/ Barry Lawson Williams                        Director                                 March 27, 2002
------------------------------------
 (Barry Lawson Williams)

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on the 27th day of March, 2002.

                                     R.H. Donnelley Inc.



                                     By: /s/ Frank R. Noonan
                                       -----------------------------------------
                                          Frank R. Noonan,
                                          President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been duly signed by the following persons in the capacities and on the date indicated.


   /s/ Frank R. Noonan                              Director and Chief                       March 27, 2002
------------------------------------                Executive Officer
 (Frank R. Noonan)                                  (Principal Executive Officer)


   /s/ David C. Swanson                             Director, President and                  March 27, 2002
------------------------------------                Chief Operating Officer
 (David C. Swanson)


   /s/ William C. Drexler                           Vice President and Controller            March 27, 2002
------------------------------------                (Principal Financial and Accounting
 (William C. Drexler)                               Officer)