Form 10-Q
period 2002-09-30
R H DONNELLEY CORP; DONNELLEY R H INC
filed 2002-11-12
CIK 30419, 1065310

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission file number 001-07155

R.H. DONNELLEY CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	13-2740040

(State of Incorporation)	(I.R.S. Employer Identification No.)

One Manhattanville Road, Purchase N.Y	10577

(Address of principal executive offices)	(Zip Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]  No  [  ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Title of Class	Shares Outstanding at November 1, 2002

Common Stock, par value $1 per share	29,714,335

Commission file number 333-59287

R.H. DONNELLEY INC. *

(Exact name of registrant as specified in its charter)

Delaware	36-2467635

(State of Incorporation)	(I.R.S. Employer Identification No.)

One Manhattanville Road, Purchase N.Y	10577

(Address of principal executive offices)	(Zip Code)

Registrants’ telephone number, including area code  (914) 933-6400

•     R.H. Donnelley Inc. is a wholly owned subsidiary of R.H. Donnelley Corporation. R.H. Donnelley Inc. meets the conditions set forth in General Instructions H 1(a) and (b) of Form 10-Q and is therefore filing this report with respect to R.H. Donnelley Inc. with the reduced disclosure format. R.H. Donnelley Inc. became subject to the filing requirements of Section 15(d) on October 1, 1998 in connection with the public offer and sale of its 9 1/8% Senior Subordinated Notes. As of November 1, 2002, 100 shares of R.H. Donnelley Inc. common stock, no par value, were outstanding.

R.H. DONNELLEY CORPORATION

R.H. Donnelley Corporation and Subsidiaries
Consolidated Statements of Operations (Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,

(amounts in thousands, except per share data)	2002	2001	2002	2001

Gross revenue	$21,069	$20,418	$59,116	$59,951

Sales allowances	(131)	1,747	(333)	1,088

Net revenue	20,938	22,165	58,783	61,039

Expenses

Operating expenses	11,090	12,502	36,351	38,346

General and administrative expenses	3,109	4,054	12,273	12,807

Depreciation and amortization	1,553	2,597	4,718	8,237

Restructuring and special charge	—	—	218	—

Total expenses	15,752	19,153	53,560	59,390

Partnership and joint venture income	40,806	44,304	108,818	112,539

Operating income	45,992	47,316	114,041	114,188

Interest expense, net	5,106	6,216	16,960	18,970

Income before income taxes and extraordinary loss	40,886	41,100	97,081	95,218

Provision for income taxes	15,740	15,412	37,375	35,706

Income before extraordinary loss	25,146	25,688	59,706	59,512

Extraordinary loss, net of tax	87	—	297	348

Net income	$25,059	$25,688	$59,409	$59,164

Earnings per share before extraordinary loss

Basic	$0.85	$0.86	$2.02	$1.95

Diluted	$0.83	$0.83	$1.97	$1.91

Earnings per share after extraordinary loss

Basic	$0.84	$0.86	$2.01	$1.94

Diluted	$0.83	$0.83	$1.96	$1.89

Shares used in computing earnings per share

Basic	29,707	29,979	29,618	30,454

Diluted	30,269	30,817	30,262	31,230

Comprehensive Income:

Net income	$25,059	$25,688	$59,409	$59,164

Unrealized gain (loss) on interest rate swaps, net of tax	192	(2,237)	(1,369)	(4,528)

Comprehensive income	$25,251	$23,451	$58,040	$54,636

The accompanying notes are an integral part of the consolidated financial statements.

R.H. Donnelley Corporation and Subsidiaries
Consolidated Balance Sheets (Unaudited)

	September 30,	December 31,
	2002	2001

(in thousands, except share and per share data)

Assets

Current Assets

Cash and cash equivalents	$9,845	$14,721

Accounts receivable

Trade	31,804	29,240

Other	3,574	4,121

Allowance for doubtful accounts and sales allowances	(4,487)	(4,189)

Net accounts receivable	30,891	29,172

Other current assets	349	2,275

Total current assets	41,085	46,168

Fixed assets and computer software – net	12,292	14,514

Partnership and joint venture investments	207,643	208,989

Prepaid pension	22,156	20,956

Other non-current assets	7,291	7,504

Total Assets	$290,467	$298,131

Liabilities and Shareholders’ Deficit

Current Liabilities

Accounts payable and accrued liabilities	$19,421	$22,368

Restructuring and other related liabilities	7,215	16,357

Accrued interest payable	5,673	5,163

Current portion of long-term debt	2,259	2,846

Total current liabilities	34,568	46,734

Long-term debt	221,991	283,904

Long-term restructuring liability	1,116	4,934

Deferred income taxes – net	57,377	52,632

Postretirement and postemployment benefits	7,322	7,431

Other non-current liabilities	12,804	13,809

Commitments and contingencies

Shareholders’ Deficit

Preferred stock, par value $1 per share, authorized – 10,000,000 shares; outstanding – none	—	—

Common stock, par value $1 per share, authorized – 400,000,000 shares; issued – 51,621,894 shares for 2002 and 2001, respectively	51,622	51,622

Additional paid-in capital	39,639	32,043

Unamortized restricted stock	(387)	(336)

Retained earnings (deficit)	30,539	(28,870)

Treasury stock, at cost, 21,909,070 shares for 2002 and 22,231,910 shares for 2001	(164,755)	(163,442)

Accumulated other comprehensive loss	(1,369)	(2,330)

Total shareholders’ deficit	(44,711)	(111,313)

Total Liabilities and Shareholders’ Deficit	$290,467	$298,131

The accompanying notes are an integral part of the consolidated financial statements.

R.H. Donnelley Corporation and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)

	Nine months ended
	September 30,

(amounts in thousands)	2002	2001

Cash Flows from Operating Activities

Net income	$59,409	$59,164

Reconciliation of net income to net cash provided by operating activities:

Extraordinary loss, net of tax	297	348

Depreciation and amortization	4,718	8,237

Deferred income tax	4,745	(2,132)

Provision for doubtful accounts	2,528	2,492

Other noncash charges	1,047	869

Cash in excess of partnership and joint venture income	1,346	2,206

Increase in accounts receivable	(4,247)	(2,724)

(Increase) decrease in other assets	(187)	1,361

Decrease in accounts payable and accrued liabilities	(13,050)	(3,197)

(Decrease) increase in other non-current liabilities	(153)	1,813

Net cash provided by operating activities	56,453	68,437

Cash Flows from Investing Activities

Additions to fixed assets and computer software	(2,496)	(3,262)

Investment in ChinaBig.com Limited	—	(1,550)

Cash used in investing activities	(2,496)	(4,812)

Cash Flows from Financing Activities

Repayment of debt	(62,500)	(50,000)

Purchase of treasury stock	—	(58,174)

Proceeds from employee stock option exercises	3,667	7,082

Net cash used in financing activities	(58,833)	(101,092)

Decrease in cash and cash equivalents	(4,876)	(37,467)

Cash and cash equivalents, beginning of year	14,721	55,437

Cash and cash equivalents, end of period	$9,845	$17,970

Supplemental Information:

Cash used to pay:

Interest	$15,565	$18,031

Income taxes	$26,845	$26,800

The accompanying notes are an integral part of the consolidated financial statements.

R.H. Donnelley Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
(amounts in thousands, except per share data)

1.     Basis of Presentation
 The interim financial statements have been prepared in accordance with the instructions to Form 10-Q and should be read in conjunction with the financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2001. The results of interim periods are not necessarily indicative of results for the full year or any subsequent period. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of financial position, results of operations and cash flows at the dates and for the periods presented have been included. Certain prior year amounts have been reclassified to conform to the current year’s presentation.

2.     Significant Accounting Policies
 Principles of Consolidation. The consolidated financial statements include the accounts of the Company and its direct and indirect wholly owned subsidiaries. All intercompany transactions and balances have been eliminated. The financial statements of the DonTech Partnership (“DonTech”), a 50/50 perpetual partnership with an operating unit of SBC Communications Inc. (“SBC”), are not consolidated with our financial statements. See “Partnership and Joint Venture Accounting” below.

Revenue Recognition. We earn revenue in the form of commissions from the sale of advertising on behalf of Sprint Corporation (“Sprint”) and fees from our pre-press publishing services. As a sales agent for Sprint, we recognize sales commission revenue at the time an advertising contract is executed with a customer. Sales commission revenue is recorded net of potential sales allowances, which are estimated based on historical experience. Revenue from pre-press publishing operations is recognized as services are performed. We recognize no allowances for pre-press publishing services.

Partnership and Joint Venture Accounting. DonTech is accounted for under the equity method whereby we recognize our 50% share of the net income of DonTech as partnership and joint venture income (“partnership income”). Partnership income also includes revenue participation income from SBC and a priority distribution on our membership interest in CenDon LLC (“CenDon”), a joint venture with Centel Directory Company (“Centel”), a subsidiary of Sprint. Revenue participation income and the priority distribution are tied to advertising sales and recognized when a sales contract is executed with a customer. Partnership and joint venture investments on the consolidated balance sheets include our 50% share of the net assets of DonTech, the revenue participation receivable and the priority distribution receivable.

Trade Receivables. Trade receivables represent sales commissions earned from the sale of advertising on behalf of Sprint and fees earned for pre-press publishing services. An allowance for doubtful accounts for sales commissions is recognized based upon historical experience and subject to contractual limitations. Receivables for sales commissions are billed to the publisher upon directory publication and collected in accordance with contractual provisions, typically in the same month of publication, but no later than nine months after publication. Receivables for pre-press publishing services are billed and collected in accordance with the terms of the applicable agreement, generally a monthly pro rata amount based on the annual contract value. If actual volumes exceed contracted volumes, an additional amount is billed to the publisher at year-end.

Pension and Other Postretirement Benefits. Pension and other postretirement benefits represent estimated amounts to be paid to employees in the future. The accounting for benefit costs reflects the recognition of these future costs over the employee’s approximate service period based on the terms of the plans and the investment and funding decisions made. The determination of the future obligation and the periodic pension and other postretirement benefit costs requires management to make assumptions regarding the discount rate, return on retirement plan assets, increase in future compensation and health care cost trends. Changes in these assumptions can have a significant impact on the projected benefit obligation, funding requirement and periodic benefit cost. Our discount rate, which discounts our future obligation to its present value, is based on rates of return on Aa corporate bonds. The expected rate of return on plan assets is based on the mix of assets held by the plan and their historical long-term rates of return. The anticipated trend of future health care costs is based on historical experience and external factors.

Concentration of Credit Risk. We maintain significant receivable balances with SBC and Sprint for revenue participation, priority distribution, sales commissions and pre-press publishing services fees. We do not currently foresee a material credit risk associated with these receivables, although there can be no assurance that full payment will be received on a timely basis.

Income Taxes. We recognize deferred tax assets for items that will give rise to future tax deductions. A valuation allowance is established where expected future taxable income does not support the full realization of deferred tax assets.

3.     Partnership and Joint Venture Income
 Partnership income for the three and nine months ended September 30, 2002 and 2001 consisted of the following:

	Three months ended		Nine months ended
	September 30,		September 30,

	2002	2001	2002	2001

Revenue participation income	$27,784	$31,252	$77,084	$81,417

50% share of DonTech net income	6,646	7,762	15,878	16,681

Total DonTech income	34,430	39,014	92,962	98,098

Priority distribution income	6,376	5,290	15,856	14,441

Partnership and joint venture income	$40,806	$44,304	$108,818	$112,539

Summarized combined financial information of DonTech is shown in the table below.

	Three months ended		Nine months ended
	September 30,		September 30,

	2002	2001	2002	2001

Net revenue	$29,098	$32,644	$81,383	$85,422

Operating income	13,249	15,441	31,846	33,096

Net income	13,291	15,524	31,755	33,362

Total assets of DonTech were $131,558 and $138,667 at September 30, 2002 and 2001, respectively.

4.     Debt
 Debt at September 30, 2002 consisted of $74,250 outstanding under the Senior Secured Term Facilities (“Term Facilities”) and $150,000 Senior Subordinated 9-1/8% Notes. We also have a Senior Revolving Credit Facility (the “Revolver”), which allows us to borrow up to $100,000. There were no outstanding borrowings under the Revolver at September 30, 2002. During the quarter and nine-month period ended September 30, 2002, we prepaid $20,000 and $62,500 of Term Facilities, respectively. An after-tax extraordinary loss associated with the write-off of related deferred financing costs of $87 and $297 was recognized in the three and nine-month period ended September 30, 2002, respectively.

5.     Restructuring and Special Charge
 In December 2001, a restructuring and special charge of $18,556 was recorded in connection with executive management transition arrangements and restructuring actions, including the relocation and consolidation of real estate facilities and the elimination of approximately 100 positions associated with the expiration in December 2002 of a pre-press publishing contract. As a result of the pending business acquisition of Sprint Publishing & Advertising (“SPA”), certain restructuring costs that management intended to incur have been delayed. However, management’s current intention is to still incur such costs, subject to further consideration as the closing of the SPA acquisition draws closer. At such time, management may determine that certain costs may not be incurred and, if so, will reverse the accrual for those costs at that time (see Note 10). Activity in the restructuring and other related liability account through September 30, 2002 is presented in the table below. There were no layoffs related to the restructuring plan through September 30, 2002.

	Executive			Asset
	Management	Other	Facilities	Write-offs
	Transition	Severance	Related	and Other	Total

Restructuring and special charge	$9,937	$3,252	$4,380	$987	$18,556

Reclass of related liabilities	2,735	—	—	—	2,735

Balance at January 1, 2002	12,672	3,252	4,380	987	21,291

2002 activity

Payments	(12,961)	(128)	—	(89)	(13,178)

Current period expense (income) (1)	289	—	—	(71)	218

Balance at September 30, 2002	$—	$3,124	$4,380	$827	$8,331

Short-term	$—	$2,891	$3,527	$797	$7,215

Long-term	—	233	853	30	1,116

Total	$—	$3,124	$4,380	$827	$8,331

(1)	Represents amounts paid in excess of (lower than) the amounts originally provided for in the 2001 restructuring and special charge.

6.     Earnings Per Share
 The computation of basic and diluted earnings per share for income before extraordinary loss and net income for the three and nine months ended September 30, 2002 and 2001 was as follows:

	Three months ended		Nine months ended
	September 30,		September 30,

	2002	2001	2002	2001

Income before extraordinary loss	$25,146	$25,688	$59,706	$59,512

Extraordinary loss, net of taxes	87	—	297	348

Net income	$25,059	$25,688	$59,409	$59,164

Weighted average shares of common stock outstanding

Basic shares	29,707	29,979	29,618	30,454

Dilutive effect of stock options	562	838	644	776

Diluted shares (1)	30,269	30,817	30,262	31,230

Earnings per share

Basic

Income before extraordinary loss	$0.85	$0.86	$2.02	$1.95

Extraordinary loss, net of taxes	(0.01)	(0.00)	(0.01)	(0.01)

Net income	$0.84	$0.86	$2.01	$1.94

Diluted

Income before extraordinary loss	$0.83	$0.83	$1.97	$1.91

Extraordinary loss, net of taxes	(0.00)	(0.00)	(0.01)	(0.02)

Net income	$0.83	$0.83	$1.96	$1.89

(1)	The computation of weighted average diluted shares for the three and nine months ended September 30, 2002 excludes options to purchase 546 and 181 shares, respectively, because the effect would have been antidilutive.

7.     Business Segments
 Our reportable operating segments are DonTech and Directory Advertising Services (“DAS”). We evaluate the performance of DonTech and DAS primarily based on operating income contribution. The DonTech segment includes revenue participation income and our 50% interest in the net profits of DonTech (see Note 3), but does not include an allocation of certain expenses incurred to support this business. Our DAS segment includes revenue and income from our sales agency and joint venture relationships with affiliates of Sprint, our pre-press publishing services operation, all information technology cost and an allocation of certain shared expenses based on estimated business usage. General & Corporate represents overhead and administrative costs not allocated to the DAS business units. Interest expense, interest income, income tax expense and other non-operating items are not allocated to the operating segments. Segment information for the three and nine months ended September 30, 2002 and 2001 is as follows:

		Directory
		Advertising	General &
	DonTech Partnership	Services	Corporate	Other (1)	Consolidated Totals

Three Months Ended September 30, 2002

Net revenue	—	$20,938	—	—	$20,938

Operating income (loss)	$34,430	14,005	$(2,443)	—	45,992

Depreciation and amortization	—	1,488	65	—	1,553

EBITDA (2)	34,430	15,493	(2,378)	—	47,545

Total assets	190,798	39,588	60,081	—	290,467

Three Months Ended September 30, 2001

Net revenue	—	$22,165	—	—	$22,165

Operating income (loss)	$39,014	11,790	$(3,488)	—	47,316

Depreciation and amortization	—	2,465	132	—	2,597

EBITDA (2)	39,014	14,255	(3,356)	—	49,913

Total assets	201,918	42,852	79,745	—	324,515

Nine Months Ended September 30, 2002

Net revenue	—	$58,783	—	—	$58,783

Operating income (loss)	$92,962	31,589	$(10,292)	$(218)	114,041

Depreciation and amortization	—	4,505	213	—	4,718

EBITDA (2)	92,962	36,094	(10,079)	(218)	118,759

Nine Months Ended September 30, 2001

Net revenue	—	$61,039	—	—	$61,039

Operating income (loss)	$98,099	27,326	$(11,237)	—	114,188

Depreciation and amortization	—	7,712	525	—	8,237

EBITDA (2)	98,099	35,038	(10,712)	—	122,425

(1)	Represents expenses incurred in connection with the 2001 restructuring and special charge. These expenses exceeded the amounts provided for and are therefore treated as a period expense (see also Note 5).

(2)	EBITDA represents earnings before interest, taxes and depreciation and amortization. EBITDA is not a measurement of operating performance computed in accordance with generally accepted accounting principles and should not be considered as a substitute for operating income or net income prepared in conformity with generally accepted accounting principles. In addition, EBITDA may not be comparable to similarly titled measures of other companies.

We also evaluate DonTech and DAS based on advertising sales because, while these sales do not appear on our financial statements or the financial statements of DonTech, they are a critical measure of performance reviewed by management and play an important role in management’s decision in allocating financial resources. For a discussion of advertising sales, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations.”

8.     Litigation
 Rockland Yellow Pages. In 1999, Sandy Goldberg, Dellwood Publishing, Inc. and Rockland Yellow Pages (as “plaintiffs”) initiated a lawsuit against the Company and Bell Atlantic Corporation (as “defendants”) in the United States District Court for the Southern District of New York. The Rockland Yellow Pages is a proprietary directory that competes against a Bell Atlantic directory in the same region, for which we served as Bell Atlantic’s advertising sales agent through June 30, 2000. The complaint alleged that the defendants disseminated false information concerning the Rockland Yellow Pages, which resulted in damages to the Rockland Yellow Pages. In May 2001, the District Court dismissed substantially all of plaintiffs’ claims, and in August 2001, the remaining claims were either withdrawn by the plaintiffs or dismissed by the District Court. The plaintiffs then filed a complaint against the same defendants in New

York State Supreme Court, in Rockland County, alleging virtually the same state law tort claim previously dismissed by the District Court and seeking unspecified damages. In October 2001, defendants filed a motion to dismiss this complaint. On May 5, 2002, the Court granted defendants’ motion to dismiss the complaint. Plaintiffs have filed an appeal of this dismissal. Nonetheless, we presently do not believe that the final outcome of this matter will have a material adverse effect on our results of operations or financial condition.

Information Resources. In 1996, Information Resources, Inc. (“IRI”) filed a complaint in the United States District Court for the Southern District of New York, naming The Dun & Bradstreet Corporation (“D&B”), ACNielsen Company and IMS International Inc., at the time of the filing, all wholly owned subsidiaries of D&B, as defendants (the “IRI Action”). IRI alleges, among other things, various violations of the antitrust laws, including alleged violations of Sections 1 and 2 of the Sherman Act. The complaint also alleges a claim of tortious interference with a contract and a claim of tortious interference with a prospective business relationship. These claims relate to the acquisition by defendants of Survey Research Group Limited (“SRG”). IRI alleges SRG violated an alleged agreement with IRI when it agreed to be acquired by the defendants and that the defendants induced SRG to breach that agreement. IRI is seeking damages in excess of $350,000, which amount IRI seeks to treble under antitrust laws. IRI is also seeking punitive damages of an unspecified amount. No trial date has been set and discovery is ongoing. Under the definitive agreement entered into in connection with our separation from D&B in 1998 (the “Distribution Agreement”), D&B assumed the defense and agreed to indemnify us against any payments that we may be required to make, including related legal fees. As required by the Distribution Agreement, Moody’s Corporation, which subsequently separated from D&B, agreed to be jointly and severally liable with D&B for the indemnity obligation to us. At this stage in the proceedings, we are unable to predict the outcome of this matter. While no assurances can be provided, we currently believe that D&B and Moody’s have sufficient financial resources and borrowing capacity to reimburse us for any payments we make and related costs we incur.

Tax Matters. Certain tax planning strategies entered into by D&B are currently subject to review by tax authorities. As a result of the form of our separation from D&B, we are the corporate successor of, and technically the taxpayer referred to below as D&B. However, under the terms of the Distribution Agreement and the Tax Allocation Agreement with D&B, D&B agreed to assume the defense and to indemnify us for any tax liability that may be assessed and any related costs and expenses we incur. Also, as required by the Distribution Agreement, Moody’s Corporation is jointly and severally liable with D&B for the indemnity obligation to us. Under the terms of a series of agreements between D&B, IMS Health Incorporated (“IMS”) and Nielsen Media Research, Inc. (“NMR”) (both former subsidiaries of D&B), D&B is required to pay the first $137,000 of any tax liability and accrued interest assessed by the tax authorities with respect to certain tax matters (including those discussed in detail below), as well as other tax liabilities. Any amount in excess of $137,000 will be paid 50% by IMS and NMR jointly and severally and 50% by D&B.

In 2000, D&B filed an amended tax return with respect to the utilization of capital losses in 1989 and 1990 in response to a formal IRS assessment. The amended tax return reflected an additional $561,600 of tax and interest due. In 2000, D&B paid the IRS $349,300 while IMS (on behalf of itself and NMR) paid the IRS approximately $212,300. We understand that this payment was made under dispute in order to stop additional interest from accruing, that D&B is contesting the IRS’s formal assessment and would also contest the assessment of amounts, if any, in excess of the amounts paid, and that D&B has filed a petition for a refund in the United States District Court. This case is expected to go to trial in 2004.

In connection with that IRS assessment and amended tax return, IMS has filed an arbitration proceeding against NMR claiming that NMR subsequently underpaid to IMS its proper allocation of the above-referenced tax liability under the agreements between NMR and IMS, to which neither D&B nor we are party. IMS has included us as a respondent in the arbitration proceeding so that if NMR prevails in its interpretation of the allocation computation, then IMS could apply that same interpretation of the allocation computation against us under its agreement with us (as successor to D&B). The arbitration panel has ruled that we are a proper party to the arbitration. Hearings before the arbitration panel on the merits are scheduled for December 2002. As required by the Distribution Agreement and Tax Allocation Agreement, D&B and Moody’s are defending us in this arbitration proceeding at their cost and expense. If NMR prevails in the arbitration against IMS and in turn IMS prevails against us, we believe that our additional liability under this alternative interpretation of the allocation computation would be approximately $15,000 (a $60,000 gross claim offset by approximately $45,000 of tax benefit). While we believe that the original interpretation of the allocation computation is correct and the claims of IMS are without merit, if NMR prevails against IMS and in turn IMS prevails against us in this arbitration proceeding, D&B and Moody’s would be jointly and severally obligated to indemnify us against any such liability.

We believe that the fact that D&B and IMS have already paid the IRS a substantial amount of additional taxes with respect to the contested tax planning strategies significantly mitigates our risk. While no assurances can be given, we currently believe that D&B and Moody’s have sufficient financial resources and borrowing capacity to reimburse us for any payments we make and related costs we incur.

During the second quarter of 2002, D&B received a Notice of Proposed Adjustment from the IRS with respect to a transaction entered into in 1993. In this Notice, the IRS proposed to disallow certain royalty expense deductions claimed by D&B on its 1994, 1995 and 1996 tax returns. The IRS previously concluded an audit of this transaction for taxable years 1993 and 1994 and did not disallow any similarly claimed deductions. We understand that D&B disagrees with the position taken by the IRS in its Notice and has filed a responsive brief to this effect with the IRS. If the IRS were to issue a formal assessment consistent with the Notice, then a payment of the disputed amounts would be required if D&B opted to challenge the assessment in U.S. District Court rather than in U.S. Tax Court. In the event of such a challenge by D&B, the required payment by D&B to the IRS would be up to $42,000 (net of $6,000 of associated tax benefit). In recent communications between D&B and the IRS, we understand that the IRS has expressed some willingness to withdraw its proposed disallowance of certain royalty expense deductions of $7,500 for 1994. However, we also understand that the IRS has expressed its intent to seek penalties of $7,500 for 1995 and 1996 based on its interpretation of applicable law. We are advised that D&B would challenge the IRS’ interpretation. Again, as required by the Distribution Agreement and Tax Allocation Agreement, D&B and Moody’s are required to joint and severally indemnify us against any such liability.

We understand that the IRS has sought certain documentation from D&B with respect to a transaction entered into in 1997 that produces amortization expense deductions for D&B. While D&B believes the deductions are appropriate, it is possible that the IRS may challenge them and issue an assessment. If the IRS were to prevail in its challenge, D&B estimates that its liability to the IRS (including possible penalties) could be up to $41,000 (net of $3,000 of associated tax benefit). This transaction is scheduled to expire in 2012 and unless earlier terminated by D&B, the exposure would increase approximately $1,700 per quarter as additional amortization expenses are deducted. Again, as required by the Distribution Agreement and Tax Allocation Agreement, D&B and Moody’s are required to joint and severally indemnify us against any such liability.

As a result of our assessment of our exposure in these matters, especially in light of the indemnity arrangements with D&B and Moody’s, no material amounts have been accrued in the consolidated financial statements for any of these matters.

Other matters. We are also involved in other legal proceedings, claims and litigation arising in the ordinary conduct of our business. Although there can be no assurances, we currently believe that the outcome of such legal proceedings will not have a material adverse effect on our results of operations or financial condition.

9.     New Accounting Pronouncements

In April 2002, the Financial Accounting Standards Board (“FASB”) issued FAS 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” This Statement, among other things, changes the way gains and losses from the extinguishment of debt are reported. Previously, all gains and losses from the extinguishment of debt were required to be reported as an extraordinary item, net of related tax effect. Under FAS 145, gains and losses from the extinguishment of debt should be reported as part of on-going operations, unless the extinguishment of debt is both an unusual and infrequent event for the entity. Previously reported extraordinary gains and losses from the extinguishment of debt that are not unusual or infrequent should be reclassified. This Statement is effective January 1, 2003. Upon adoption of this Statement, previously reported extraordinary loss will be reclassified to non-operating expense and tax expense. The adoption of this Statement will not impact our previously reported net income. Had we adopted this Statement during the third quarter of 2002, non-operating expense for the nine months ended September 30, 2002 and 2001 would have been $482 and $557 higher, and provision for income taxes would have been lower by $185 and $209, respectively.

In June 2002, the FASB issued FAS 146, “Accounting for Costs Associated with Exit or Disposal Activities.” FAS 146 addresses the accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” This Statement is effective for transactions initiated after December 31, 2002 and is to be applied prospectively.

10.     Pending Business Combination

On September 21, 2002, we entered into a stock purchase agreement with Sprint and Centel Directories LLC to acquire SPA for $2,230,000 in cash, subject to a working capital adjustment. SPA is the yellow pages directory operation of Sprint, which publishes 260 yellow pages directories in 18 states. The acquisition of SPA is expected to close in the first quarter of 2003, subject to certain regulatory approvals and customary closing conditions. As part of the transaction, we have received commitments from Deutsche Bank, Salomon Smith Barney and Bear Stearns to finance the purchase price and refinance existing debt. In addition, GS Capital Partners 2000, L.P. and affiliated entities (“Goldman Sachs”), the primary private equity investment funds of Goldman, Sachs & Co., have entered into a definitive agreement with us to invest $200,000 through the purchase of newly issued cumulative convertible preferred stock and warrants. The transaction, which would close simultaneously with the SPA acquisition, is subject to customary regulatory approvals and closing conditions.

As part of the transaction, we and/or certain affiliates will enter into commercial agreements with Sprint and/or its affiliates under which we will be the exclusive directory publisher for Sprint in the markets in which Sprint currently provides local telephone service for an initial term of 50 years (subject to customary early termination provisions).

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Information

Certain statements contained in this Form 10-Q regarding R.H. Donnelley’s future operating results, performance, business plans or prospects and any other statements not constituting historical fact are “forward-looking statements” subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. Where possible, words such as “believe,” “expect,” “anticipate,” “should,” “will,” “would,” “planned,” “estimated,” “potential,” “goal,” “outlook,” “could,” and similar expressions, are used to identify such forward-looking statements. All forward-looking statements reflect only our current beliefs and assumptions with respect to our future results, business plans, and prospects, and are based solely on information currently available to us. Accordingly, these statements are subject to significant risks and uncertainties and our actual results, business plans and prospects could differ significantly from those expressed in, or implied by, these statements. We caution readers not to place undue reliance on, and we undertake no obligation to update, any forward-looking statements. Such risks and uncertainties include, without limitation, the following:

(1)  Dependence on a Limited Number of Relationships
 Our business consists primarily of two relationships; a perpetual partnership with SBC Communications Inc. (“SBC”) called DonTech; and two sales agency arrangements with Sprint Corporation (“Sprint”), which expire in 2004 and 2010. Due to the limited number of relationships, a material decline in the results of one relationship, especially our SBC relationship, would likely have a material adverse effect on our overall operating results. In the event the acquisition of Sprint Publishing & Advertising (“SPA”) is not consummated, we cannot assure you that we will be able to renew our existing Sprint sales agency or various pre-press publishing agreements as they expire or that we will be able to secure additional business to replace these contracts as they expire. Any such failure to renew or replace these contracts would likely have a material adverse effect on our financial condition and results of operations.

(2)  Dependence on our Business Partners
 DonTech is the exclusive sales agent for SBC’s yellow pages directories in certain markets and we are the exclusive sales agent for Sprint’s yellow pages directories in certain markets. SBC and Sprint are the publishers of these directories. As the exclusive sales agent, DonTech and we are responsible for the management of our respective sales forces, including compensation, recruiting, training and other sales related matters. As the publisher, SBC and Sprint have responsibility for and control over all other matters, including, without limitation, product development, pricing, scheduling, marketing, distribution, billing, collections, credit and customer service. While we believe that DonTech’s and our economic interests are generally aligned with those of SBC and Sprint with respect to their yellow pages directory operations, SBC or Sprint could implement policies or decisions (in which DonTech or we would likely have little or no participation or influence), and/or perform their obligations in a manner that could have a material adverse effect on our results of operations or financial condition and, potentially, on our relationship with our business partners. DonTech and we are afforded certain protections under the respective agreements, which we believe could mitigate to a significant degree the adverse effects of such policy changes or decisions on us. However, we cannot give any assurances that such policy changes or decisions would not have a material adverse effect on our results of operations, financial condition or our relationship with our business partners. Lastly, we maintain large receivable balances from SBC and Sprint, and any liquidity difficulties that they may experience could materially impact our results of operations, financial condition and liquidity. We cannot assure you that the DonTech relationship will remain in full force and effect into perpetuity, without material modification or at all, or that DonTech and SBC will perform all of their respective material obligations (particularly payment obligations) under these agreements or that SBC will not seek to terminate early these arrangements. Any such termination, material modification of the agreements or failure by SBC or DonTech to perform their respective material obligations would have a material adverse effect on our financial condition and results of operations.

(3)  Uncertainty Regarding Changes in the Industry
 Our ability to diversify our business portfolio by providing sales agency, pre-press publishing or other services to SBC or Sprint in other markets or to other publishers in the industry may be impacted by uncertainties caused by consolidation within the telecommunications and independent yellow pages publishing industries or other changes. Also, most yellow pages directory publishers provide all sales and publishing functions internally, which could impact our ability to renew or obtain additional outsourcing business from our current publishers or offer our services to other yellow pages directory publishers. Our inability to diversify our business portfolio or expand the services we provide could negatively impact our ability to grow revenues and income and/or have a material adverse effect on our financial condition and results of operations. In addition, the effects of the Telecommunications Act of 1996 are still developing and the ultimate impact of those changes is still uncertain. The introduction of new products or technologies (including electronic delivery of directory information) by other companies and/or pricing pressures from competitors or customers could also adversely affect our results of operations and financial condition.

(4)  General Economic Factors
 Our business results could be adversely affected by the reversal or slow down of the modest economic recovery presently being experienced in the United States, especially with respect to the markets in which we operate. In addition, any residual economic effects of, and uncertainties regarding (i) the terrorist attacks that occurred on September 11, 2001, (ii) the general possibility or express threat of similar terrorist or other related disruptive events, or (iii) the future occurrence of similar terrorist or other related disruptive events, especially with respect to the major markets in which we operate that depend heavily upon travel and tourism, could also adversely affect our business.

(5)  Risks Related to Pending Acquisition
 On September 21, 2002, we entered into a stock purchase agreement with Sprint and Centel Directories LLC to acquire SPA for $2.23 billion in cash, subject to a working capital adjustment (the “Acquisition”). SPA is the yellow pages directory operation of Sprint, which publishes 260 yellow pages directories in 18 states. The Acquisition is expected to close in the first quarter of 2003, subject to certain regulatory approvals and customary closing conditions. Additional risks that could cause forward-looking statements to differ materially from such statements include, without limitation, the failure to consummate the Acquisition and related financing, the inability to achieve synergies in connection with the Acquisition, the incurrence of unexpected costs in connection with the Acquisition, our high levels of debt following the Acquisition, our exposure to greater credit risk as publisher of the directories and risks relating to the integration of Sprint’s directory publishing operations and business.

The Acquisition may, if consummated, mitigate certain of the foregoing risks with respect to our Sprint operations. See “The Company – Significant Business Developments.”

The Company

R.H. Donnelley Corporation is a leading independent marketer of yellow pages advertising services tailored for small and medium-sized businesses. Our business is currently organized into two reportable operating segments, the DonTech Partnership (“DonTech”) and Directory Advertising Services (“DAS”). Unless otherwise indicated, the terms “Company,” “we,” “us” and “our” refer to R.H. Donnelley Corporation and its direct and indirect wholly owned subsidiaries. All tabular amounts are presented in millions of dollars.

DonTech
 DonTech is a 50/50 perpetual partnership in which the Company and an operating unit of SBC are the partners. DonTech acts as the exclusive sales agent for yellow pages directories published by SBC in Illinois and northwest Indiana. DonTech sells advertising in SBC directories on behalf of SBC and receives a commission from SBC. Our income associated with DonTech is comprised of two components, our 50% interest in the net income of DonTech and revenue participation income received directly from SBC, which is based on a percentage of DonTech advertising sales. Income from DonTech accounts for a significant portion of our operating income and a material decline in the advertising sales of DonTech would likely have a material adverse effect on our results of operations and financial condition. We also provide certain pre-press publishing and billing services for those SBC directories, as well as provide sales related computer applications to DonTech. The fees received for these services are included in our DAS segment.

Directory Advertising Services
 Within our DAS segment, we sell yellow pages advertising in Sprint directories on behalf of affiliated entities of Sprint, perform pre-press publishing and related services for yellow pages directories and include all information technology costs. We are the exclusive sales agent in the greater Orlando, Florida market (“Central Florida”) for a subsidiary of Sprint and the exclusive sales agent in certain Nevada, Florida, Virginia and North Carolina markets for CenDon LLC (“CenDon”), a joint venture with Centel Directory Company (“Centel”), another subsidiary of Sprint. Other Sprint affiliates sell yellow pages advertising in other markets in these states. We receive a commission on all advertising we sell for Sprint and CenDon and a priority distribution on our membership interest in CenDon (“priority distribution”), which is based on a percentage of CenDon advertising sales. A material decline in the advertising sales of our Sprint operation could have a material adverse effect on our results of operations and financial condition. Our Central Florida sales agency relationship extends through 2004 and our CenDon sales agency relationship extends through 2010.

The priority distribution was designed to allow us to maintain the same level of profitability that we would have earned under the predecessor CenDon Partnership through its scheduled expiration date in 2004. Under the new agreements, total payments from CenDon (sales commission plus priority distribution) are expected to average approximately 37% of CenDon advertising sales through 2004. Starting with sales into 2005 directories, we will not receive a priority distribution but will receive a supplemental sales commission for sales into 2005 through 2007 directories. Total payments from CenDon (sales commission plus supplemental sales commission) in 2005 are expected to be approximately 35% of CenDon advertising sales and are expected to decline 4 percentage points per year through 2007. For sales into 2008 – 2010 publications, we will receive our base 23% commission on CenDon advertising sales. Upon consummation of the Acquisition, our sales agency and CenDon joint venture relationships with affiliates of Sprint would become intercompany agreements as we would thereafter be the owner of that business and publisher of the respective directories. See also “– Significant Business Developments” below.

We also provide pre-press publishing services under separately negotiated contracts for the yellow pages directories of Sprint (through 2003) and SBC (through 2008) for which we and DonTech sell advertising, as well as for an unaffiliated third party publisher. At the end of this year, the pre-press publishing agreement with this unaffiliated publisher will expire. As a result of the restructuring actions announced in 2001, the expiration of this contract will not have a material adverse effect on our results of operations or financial condition in the future. Upon consummation of the Acquisition, our pre-press agreement with an affiliate of Sprint would become an intercompany agreement as we would thereafter be the owner of that business and publisher of the respective directories. See also “– Significant Business Developments” below.

Significant Business Developments

On September 21, 2002, we entered into a definitive agreement to purchase all the outstanding capital stock of the entities comprising Sprint’s directory publishing business, SPA, for $2.23 billion in cash, subject to a working capital adjustment. SPA publishes 260 directories in 18 states. The transaction is expected to close in the first quarter of 2003, subject to certain regulatory approvals and customary closing conditions.

As part of the transaction, we have received commitments from Deutsche Bank, Salomon Smith Barney and Bear Stearns to finance the purchase price and refinance existing debt. In addition, GS Capital Partners 2000, L.P. and affiliated entities (“Goldman Sachs”), the primary private equity investment funds of Goldman, Sachs & Co., have entered into a definitive agreement with us to invest $200 million through the purchase of newly issued cumulative convertible preferred stock and warrants. The transaction, which would close simultaneously with the SPA acquisition, is subject to customary regulatory approvals and closing conditions.

We and/or certain affiliates will enter into commercial agreements, which are effective upon closing, with Sprint and/or its affiliates under which we will be the exclusive directory publisher for Sprint in the markets in which Sprint currently provides local telephone service for an initial term of 50 years (subject to customary early termination provisions).

Critical Accounting Policies

Certain amounts in our financial statements require that management make assumptions and estimates based on the best available information at that time. Actual results could vary from these estimates and assumptions. Those accounting policies that involve assumptions or estimates on our part that could have a material effect on our results of operations or financial condition if the actual results differ from our assumptions or estimates are presented below. Also see Note 2 in Item 1 “Financial Statements” for additional information on our accounting policies.

Revenue Recognition. We earn sales commission revenue from the sale of advertising on behalf of Sprint and fees from our pre-press publishing services. As a sales agent for Sprint, we recognize sales commission revenue at the time an advertising contract is executed with a customer. Sales commission revenue is recorded net of potential sales allowances, which are estimated, based on historical experience. If an advertiser is not satisfied with its yellow page advertisement (i.e. misspelled business name, incorrect business address or number, etc.), the publisher may, at its discretion, adjust the contract value. Since we earn commissions based on the aggregate value of advertising contracts, our commissions would also be adjusted under those circumstances. Concurrent with the recognition of sales commission revenue, we recognize a sales allowance of approximately 1% of sales commission revenue, based on historical experience. The amount of sales allowance recognized is subsequently adjusted based on actual results. Historically, the actual amount of sales allowances has been consistent with our estimates and significant adjustments have not been made. Revenue from pre-press publishing operations is recognized as services are performed. We recognize no allowances for pre-press publishing services.

Trade Receivables. Trade receivables represent sales commissions earned from the sale of advertising on behalf of Sprint and fees earned for pre-press publishing services. We establish an allowance for doubtful accounts for sales commissions based upon historical experience and subject to contractual limitations. Our exposure to bad debt is capped under the sales agency agreement with CenDon. We record our bad debt allowance for CenDon sales based on the cap rate since the actual rate of bad debts has exceeded the capped rate for the last three years. An increase in the actual bad debt rate will not have any direct impact on our financial condition or results of operations. Under the Central Florida sales agency agreement, our exposure to bad debts is not capped and we estimate our bad debt allowance based on historical experience. This amount is subject to adjustment based on actual results. On an annualized basis, a 1% increase in actual bad debts with respect to Central Florida over the amount originally provided for would increase our consolidated expenses approximately $0.1 million. Historically, actual bad debts on these receivables have been consistent with our estimates and significant adjustments have not been made.

Receivables for sales commissions are billed to the publisher upon directory publication and collected in accordance with contractual provisions, typically in the same month of publication, but no later than nine months after publication. Receivables for pre-press publishing services are billed and collected in accordance with the terms of the applicable agreement, generally a monthly pro rata amount based on the annual contract value. If actual volumes exceed contracted volumes, an additional amount is billed to the publisher at year-end.

Pension and Other Postretirement Benefits. Pension and other postretirement benefits represent estimated amounts to be paid to employees in the future. The accounting for benefit costs reflects the recognition of these future costs over the employee’s approximate service period based on the terms of the plans and the investment and funding decisions made. The determination of the future obligation and the periodic pension and other postretirement benefit costs requires management to make assumptions regarding the discount rate, return on retirement plan assets, increase in future compensation and health care cost trends. Changes in these assumptions can have a significant impact on the projected benefit obligation, funding requirement and periodic benefit cost. Our discount rate, which discounts our future obligation to its present value, is based on rates of return on Aa corporate bonds. The expected rate of return on plan assets is based on the mix of assets held by the plan and their historical long-term rates of return. The anticipated trend of future health care costs is based on historical experience and external factors.

Concentration of Credit Risk. We maintain significant receivable balances with SBC and Sprint for revenue participation, priority distribution, sales commissions and pre-press publishing services fees. We do not currently foresee a material credit risk associated with these receivables based on SBC and Sprint’s past payment history and strong cash flows from their respective directory operations. However, there can be no assurance that full payment will continue to be received on a timely basis.

RESULTS OF OPERATIONS
Three and nine months ended September 30, 2002 and 2001

Net Revenue

Revenue is derived entirely from our DAS segment. As a sales agent for Sprint, we earn commission revenue based on the annual billing value of advertisements sold for Sprint directories in the period (“Sprint calendar sales”). We record our sales commission revenue net of an estimate of our share of allowances Sprint may give customers for errors. We also earn revenue from our pre-press publishing services.

The amount of commission revenue we earn is directly correlated to Sprint calendar sales recorded during the period. We manage the selling of advertising on a directory by directory basis and organize each directory into a sales campaign. A typical sales campaign begins six to eight months and ends approximately two months before a directory is scheduled to be published. Therefore, changes in the beginning and ending dates of a sales campaign and the actual sales recorded at any point during the campaign can vary from one period to the next. These variations can cause sales commission revenue earned in the period to be materially different from the prior comparative period.

Net revenue detail for the three and nine months ended September 30, 2002 and 2001 was as follows:

	2002	2001	$ Change	% Change

Quarter ended September 30,

Sales commissions	$13.1	$12.7	$0.4	3.1%

Sales allowances	(0.1)	1.7	(1.8)	n/m

Net sales commissions	13.0	14.4	(1.4)	(9.7)

Pre-press publishing	7.9	7.8	0.1	1.3

Net revenue	$20.9	$22.2	$(1.3)	(5.9)%

Nine months ended September 30,

Sales commissions	$35.2	$35.4	$(0.2)	(0.6)%

Sales allowances	(0.3)	1.1	(1.4)	n/m

Net sales commissions	34.9	36.5	(1.6)	(4.4)

Pre-press publishing	23.9	24.5	(0.6)	(2.4)

Net revenue	$58.8	$61.0	$(2.2)	(3.6)%

Net revenue was $20.9 million and $58.8 million for the quarter and nine months ended September 30, 2002, respectively, compared to $22.2 million and $61.0 million for the quarter and nine months ended September 30, 2001. Commission revenue from Sprint through September 2002 was slightly below last year as the economic conditions during the first half of 2002 resulted in many advertisers reducing the level of advertising spending, deciding not to advertise or not being allowed to continue to advertise under Sprint’s credit policy due to payment delinquency. However, during the third quarter of 2002, we saw improving economic conditions in certain Sprint markets as evidenced by increasing advertising renewal rates.

Sales allowances of $1.4 million originally provided for in 2000 and $0.4 million provided for during the first six months of 2001 were reversed in the third quarter 2001 as these amounts were determined to be no longer required. Excluding this reversal, sales allowances for the quarter and nine-month period in 2001 were $0.1 million and $0.3 million, respectively, which were in-line with the quarter and nine-month period in 2002.

Pre-press publishing revenue for the nine-month period ended September 30, 2002 declined $0.6 million compared to the prior year period as a result of the newly extended SBC contract.

The table below sets forth the value of advertising that we sold on behalf of Sprint and the value of advertising that DonTech sold on behalf of SBC during the periods noted. DonTech manages its selling process in a manner similar to the manner in which we manage our selling process. Accordingly, the annual billing value of advertisements sold for SBC directories in the period (“DonTech calendar sales”) can vary from one period to the next due to changes in the beginning and ending dates of a sales campaign and the actual sales recorded at any point during the campaign. Our commission revenue and priority distribution income from Sprint is directly correlated to the amount of Sprint calendar sales and our revenue participation income from SBC is directly correlated to the amount of DonTech calendar sales. Therefore, a material change in Sprint calendar sales or DonTech calendar sales would have a material effect on our results of operations and financial condition.

	2002	2001	$ Change	% Change

Quarter ended September 30,

DonTech	$115.1	$129.0	$(13.9)	(10.8)%

DAS	56.7	54.9	1.8	3.3

Total	$171.8	$183.9	$(12.1)	(6.6)%

Nine months ended September 30,

DonTech	$322.1	$337.7	$(15.6)	(4.6)%

DAS	152.3	153.1	(0.8)	(0.5)

Total	$474.4	$490.8	$(16.4)	(3.3)%

DonTech calendar sales for the three and nine months ended September 30, 2002 were lower than the corresponding 2001 periods. There were planned changes in the sales campaign schedules this quarter that resulted in DonTech sales representatives servicing existing advertisers representing approximately 10% less revenue in the quarter than last year. Additionally, the current economic environment, which began affecting DonTech sales in the latter part of 2001, continues to affect sales in 2002. Advertisers continue to be cautious and are not increasing their advertising spending and new business sales continue to be below historical norms, primarily reflecting lack of confidence by consumers in those markets. Finally, increased competition in the DonTech markets, especially Chicago, is having an adverse affect on sales results.

Sprint calendar sales (reflected in the DAS segment in the above table) for the third quarter of 2002 increased over the prior year period as we saw improving economic conditions in certain Sprint markets as evidenced by increasing advertising renewal rates. The improvement in the third quarter helped offset most of the shortfall during the first half of 2002 that resulted from many advertisers reducing the level of advertising spending, deciding not to advertise or not being allowed to continue to advertise under Sprint’s credit policy due to payment delinquency. The quarter ended September 30, 2002 was the first quarter in which there has been an increase in Sprint calendar sales since the second quarter of 2001 due to the difficult economic conditions.

Management also reviews and analyzes the value of advertising sales sold on behalf of SBC and Sprint in directories that published during the period (“publication sales”). We compare publication sales for the period against publication sales for the same directories published in the prior year period (a “same store sales” type metric). A comparison of publication sales from one period to another gives an indication of underlying sales growth in directories as this metric removes all the timing issues associated with a sales campaign. However, publication sales do not have a direct correlation to our reported revenue or profitability in the indicated period as most, if not all, of these sales were consummated and reported in prior periods.

If directories that published in the current period are not consistent with directories published in the comparable prior year period, the prior year period is adjusted to include only those directories that published during the current year period. A DonTech directory originally scheduled to publish in February 2002 was published in December 2001. To conform to the 2002 publication schedule, publication sales for the nine months ended September 30, 2001 were adjusted to remove the value of the February 2001 directory ($28.3 million). Publication sales for the three and nine months ended September 30, 2002 and 2001 were as follows:

	2002	2001	$ Change	% Change

Quarter ended September 30,

DonTech	$66.7	$67.4	$(0.7)	(1.0)%

DAS	50.4	56.1	(5.7)	(10.2)

Total	$117.1	$123.5	$(6.4)	(5.2)%

Nine months ended September 30,

DonTech	$251.4	$262.2	$(10.8)	(4.1)%

DAS	125.5	136.5	(11.0)	(8.1)

Total	$376.9	$398.7	$(21.8)	(5.5)%

Publication sales were down for the three and nine months ended September 30, 2002 compared to last year’s comparable periods reflecting difficult economic conditions, especially in the Mid-West, reduced spending by advertisers, uncertainty and caution in the small business market and increased competition in the Chicago markets. The decline in publication sales in the quarter was primarily due to Sprint’s July Las Vegas directory which declined over 10% from the prior year. The decline in the nine-month period was primarily due to SBC’s Chicago Consumer directory, which declined about 15% and Sprint’s January and July Las Vegas directories, which declined about 10% in the aggregate.

Partnership and Joint Venture Income

Partnership and joint venture income (“partnership income”) includes our share of the net income of DonTech (accounted for under the equity method), revenue participation income from SBC and the priority distribution on our membership interest in CenDon LLC. As a sales agent for SBC, DonTech earns commission revenue based on the annual billing value of advertisements sold for SBC directories in the period (“DonTech calendar sales”). DonTech’s net income (of which we recognize 50%) is dependent on DonTech calendar sales. Additionally, our revenue participation income is directly correlated to the amount of DonTech calendar sales in the period. Partnership income from our CenDon relationship consists of the priority distribution on our membership interest in CenDon LLC. Partnership income for the quarter and nine months ended September 30, 2002 and 2001 was as follows:

	2002	2001	$ Change	% Change

Quarter ended September 30,

DonTech Revenue participation	$27.8	$31.2	$(3.4)	(10.9)%

Equity income share	6.6	7.8	(1.2)	(15.4)

Total DonTech	34.4	39.0	(4.6)	(11.8)

CenDon priority distribution	6.4	5.3	1.1	20.8

Total	$40.8	$44.3	$(3.5)	(7.9)%

Nine months ended September 30,

DonTech Revenue participation	$77.1	$81.4	$(4.3)	(5.3)%

Equity income share	15.9	16.7	(0.8)	(4.8)

Total DonTech	93.0	98.1	(5.1)	(5.2)

CenDon priority distribution	15.8	14.4	1.4	9.7

Total	$108.8	$112.5	$(3.7)	(3.3)%

Partnership income was $40.8 million and $108.8 million for the quarter and nine months ended September 30, 2002, respectively, compared to $44.3 million and $112.5 million for the quarter and nine months ended September 30, 2001, respectively. Partnership income from DonTech for the quarter and year-to-date 2002 periods was lower than the corresponding 2001 periods due to lower DonTech calendar sales. This decline in calendar sales was due to a planned change in the sales campaign schedule this quarter, a difficult economic environment and increased competition in the DonTech markets.

During the quarter, we settled CenDon Partnership advertiser receivable issues for approximately $2.1 million less than the amount provided for to cover potential losses (the “CenDon settlement”). The $2.1 million excess accrual was reversed and applied against the same accounts that the original reserve was recorded to. Accordingly, $1.0 million of the benefit was included in CenDon priority distribution income and the remaining $1.1 million benefit was recognized as a reduction to operating expenses (see “– Expenses”). We recorded the original reserve over time as we became aware of relevant facts and circumstances. The reserve was recorded to two separate accounts based on the timing of when the reserve was recognized. Excluding the $1.0 million benefit, priority distribution income for the quarter and year-to-date 2002 periods was slightly higher than the corresponding 2001 periods primarily due a contractual increase in the priority distribution rate for 2002.

Expenses

	2002	2001	$ Change	% Change

Quarter ended September 30,

Operating expenses	$11.1	$12.5	$(1.4)	(11.2)%

G&A expense	3.1	4.1	(1.0)	(24.4)

D&A expense	1.6	2.6	(1.0)	(38.5)

Total	$15.8	$19.2	$(3.4)	(17.7)%

Nine months ended September 30,

Operating expenses	$36.4	$38.4	$(2.0)	(5.2)%

G&A expense	12.3	12.8	(0.5)	(3.9)

D&A expense	4.7	8.2	(3.5)	(42.7)

Restructuring and special charge	0.2	—	0.2	n/m

Total	$53.6	$59.4	$(5.8)	(9.8)%

Operating expenses were $11.1 million and $36.4 million for the quarter and nine months ended September 30, 2002, respectively, compared to $12.5 million and $38.4 million for the quarter and nine months ended September 30, 2001, respectively. The decrease in the quarter and nine-month period was primarily due to the $1.1 million benefit from the CenDon settlement (see “– Partnership and Joint Venture Income”). Additionally, the quarter and nine-month 2002 periods benefited from lower salary expense of approximately $0.4 million and $0.8 million, respectively from lower headcount and less utilization of outside information technology (“IT”) contract services at our Raleigh facility.

General and administrative expense was $3.1 million and $12.3 million for the quarter and nine months ended September 30, 2002, respectively, compared to $4.1 million and $12.8 million for the quarter and nine months ended September 30, 2001, respectively. The decrease in the quarter was primarily due to lower salary and benefits expense, mainly associated with the change in executive management earlier in the year. General and administrative expense for the year-to-date period was also lower due to the change in executive management earlier in the year, but partially offset by non-capitalized expenses of approximately $0.4 million incurred in connection with the pending acquisition of SPA. Certain expenses to be incurred related to the transaction, such as financial advisory, legal and accounting fees and other transaction related fees and expenses will be capitalized as part of the purchase price in accordance with GAAP.

Depreciation and amortization expense was $1.6 million and $4.7 million for the quarter and nine months ended September 30, 2002, respectively, compared to $2.6 million and $8.2 million for the quarter and nine months ended September 30, 2001, respectively. The decrease in the quarter and year-to-date periods was primarily due to the original investment in the Raleigh Information Center being fully depreciated by the end of 2001.

During 2002, additional expenses of $0.2 million were incurred in connection with our executive management transition and restructuring plan announced at the end of 2001 as actual amounts paid exceeded the amounts provided for and were therefore treated as a period expense.

Operating Income

Operating income for DonTech includes our 50% interest in the net income of DonTech and revenue participation income, but does not include an allocation of certain general and administrative expenses incurred to support this business. Operating income for DAS includes the operating results of each of the included business units, less an allocation of certain shared expenses based on estimated business usage. General & Corporate represents overhead and administrative costs not allocated to the DAS business units. Operating income by segment was as follows:

	2002	2001	$ Change	% Change

Quarter ended September 30,

DonTech	$34.4	$39.0	$(4.6)	(11.8)%

DAS	14.0	11.8	2.2	18.6

General & Corporate	(2.4)	(3.5)	1.1	31.4

Total	$46.0	$47.3	$(1.3)	(2.7)%

	2002	2001	$ Change	% Change

Nine months ended September 30,

DonTech	$92.9	$98.1	$(5.2)	(5.3)%
DAS	31.6	27.3	4.3	15.8

General & Corporate	(10.3)	(11.2)	0.9	8.0

Segment Operating Income	114.2	114.2	—	—

Restructuring and special charge	(0.2)	—	(0.2)	n/m

Total	$114.0	$114.2	$(0.2)	(0.2)%

Operating income was $46.0 million and $114.0 million for the three and nine months ended September 30, 2002, respectively, compared to $47.3 million and $114.2 million for the three and nine months ended September 30, 2001, respectively. Poor sales results contributed to a decline in operating income from DonTech for the three and nine-month periods. See “Partnership and Joint Venture Income” above for further details of the decrease in DonTech operating income. DAS income for the three months was higher than the prior year period due to the CenDon settlement for $2.1 million less than the amount provided to cover potential losses. DAS income for the nine months increased over the prior year due to the CenDon settlement and lower depreciation and amortization expense of $3.2 million as the investment in the Raleigh Information Center was fully depreciated by the end of 2001. These increases were partially offset by lower commission revenue of $1.6 million, primarily due to the reversal of sales allowances in 2001, and lower publishing revenue of $0.6 million. General & Corporate costs for the quarter and nine-month period decreased from the prior year periods primarily due to lower salary and benefits expense resulting from the change in executive management earlier in the year. General & Corporate for the year-to-date 2002 period includes acquisition-related costs of approximately $0.4 million.

Interest and Taxes

Net interest expense was $5.1 million and $17.0 million for the quarter and nine months ended September 30, 2002, respectively, compared to $6.2 million and $19.0 million for the quarter and nine months ended September 30, 2001, respectively. The quarter and year-to-date decrease in 2002 was primarily due to lower average outstanding debt levels as we continue to use excess cash to prepay our debt.

The effective tax rate for the quarter and nine months ended September 30, 2002 was 38.5% compared to 37.5% for the three and nine months ended September 30, 2001. The increase in the effective tax rate was due to changes in state apportionment factors.

Extraordinary Loss

In connection with the pre-payment of debt, we recognized an extraordinary loss in the three and nine month period ended September 30, 2002 and the nine month period ended September 31, 2001 related to the write-off of deferred financing costs.

Net Income and Earnings Per Share

Net income for the third quarter 2002 was $25.1 million, or $0.83 per diluted share compared to net income of $25.7 million, or $0.83 per diluted share for the second quarter 2001. For the nine month period ended September 30, 2002, net income was $59.4 million, or $1.96 per diluted share compared to net income of $59.2 million, or $1.89 per diluted share for the nine month period ended September 30, 2001.

LIQUIDITY AND CAPITAL RESOURCES

On September 21, 2002, we entered into a definitive agreement to purchase all of the outstanding capital stock of SPA for $2.23 billion in cash, subject to a working capital adjustment. We intend to finance the Acquisition and repay certain existing indebtedness from the proceeds of financing commitments by Deutsche Bank, Salomon Smith Barney and Bear Stearns. In addition, in connection with the Acquisition, we will raise $200 million from the issuance to Goldman Sachs of 8% convertible preferred stock. The convertible preferred stock will initially be convertible at a price of $24.05, subject to adjustment, and will earn a cumulative dividend of 8%, compounded quarterly, which we can pay in cash or allow to accrue, at our option. Additionally, warrants to acquire 1.65 million shares of R.H. Donnelley common stock with an exercise price equal to the 30-day average of the stock price at closing will be issued to Goldman Sachs. We will use treasury shares to satisfy the conversion of Preferred Stock and exercise of the warrants.

Our primary source of liquidity is cash flows from revenue participation, priority distribution and sales commission payments received from SBC and Sprint. Additionally, at September 30, 2002, we had available $100 million under our existing $100 million Senior Revolving Credit Facility (the “Revolver”). In the event the Acquisition is not consummated, we believe that cash flows generated from operations and the available borrowing capacity under the Revolver will be sufficient to fund our operations and meet our obligations to our employees, vendors and creditors for the foreseeable future. Our primary sources of cash flow are directly dependent on the value of advertising sold and can be impacted by, among other factors, competition in our markets, general economic conditions and the level of demand for yellow pages advertising. In the event the Acquisition is not consummated, management believes that if aggregate advertising sales were to decline by 10%, cash flow from operations, together with the available borrowing capacity under the Revolver, would still be sufficient to fund our operations and meet our obligations to our employees, vendors and creditors for the foreseeable future. See “Forward-Looking Information – Risks Related to Pending Acquisition.”

In addition, as the publisher of the respective directories, Sprint and SBC are responsible for and consequently control many of the critical functions and decisions that can impact our results and the results of DonTech. While it has not historically been the case, their respective policies, decisions and performance of their respective obligations in these areas, in which we have little or no participation or influence, could have a material adverse effect on our results of operations or financial condition. See “Forward-Looking Information – Dependence on our Business Partners.”

Through September 2002, we generated $56.5 million of cash flow from operations, $11.9 million less than the $68.4 million generated through September 2001. During 2002, we made payments of $13.2 million related to the restructuring and special charge recorded in 2001 (see Note 5 in Item 1 “Financial Statements”) compared to payments of $8.4 million in 2001 for severance and other costs related to the disposition of the Bell Atlantic, Cincinnati and Get Digital Smart businesses in 2000. Also, in 2001 we received cash of $6.9 million from the CenDon Partnership as the partnership continued to collect its receivables and distribute cash to the partners, compared to only $0.2 million in 2002. As a result of the pending business acquisition of SPA, certain restructuring costs that we intended to incur have been delayed. Accordingly, cash payments related to the 2001 restructuring and special charge are expected to be minimal for the remainder of the year. However, our current intention is to still incur such costs, subject to further consideration as the closing of the SPA acquisition draws closer. At such time, we may determine that certain costs may not be incurred and, if so, will reverse the accrual for those costs at that time.

Cash used in investing activities during the first nine months of 2002 was $2.5 million, which consisted of fixed assets and computer software purchases. Cash used in investing activities for the prior year period was $4.8 million, which included a $1.6 million investment in ChinaBig in accordance with our contractual obligations. This payment represented our final required investment in ChinaBig. We currently have no material commitments for investment spending or capital expenditures.

Net cash used in financing activities was $58.8 million through September 2002 compared to $101.1 million through September 2001. The decrease in cash used for financing activities is primarily due to the repurchase of $58.2 million of our common stock during the first nine months of 2001 compared to no repurchases of our common stock during the first nine months of 2002. We suspended share repurchases under our share repurchase programs earlier in the year and do not intend to repurchase any of our common stock for the remainder of the year. Pending the closing of the Acquisition, free cash flow will either be retained in the business or used to repay debt.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

Risk Management

We borrow funds under our Senior Secured Term Facilities (“Term Facilities”) and Revolver at prevailing short-term rates. To mitigate our exposure to fluctuating short-term interest rates, we have an outstanding interest rate swap with a notional value of $75 million whereby we pay a fixed rate and receive a variable rate based on 3-month LIBOR.

The outstanding interest rate swap exposes us to credit risk in the event that we are in a net gain position and the counterparty to the agreement does not, or cannot meet its obligation. The notional amount is used to measure interest to be paid or received and does not represent the amount of exposure to credit loss. The loss would be limited to the amount that would have been received, if any, over the remaining life of the swap agreement. At September 30, 2002, we were in a net loss position (see “Market Risk Sensitive Instruments” below), and therefore, were not exposed to credit risk. The counterparty to the swap is a major financial institution and, had we been in a net gain position, we would expect this counterparty to be able to perform its obligations under the swap. We use derivative financial instruments for hedging purposes only and not for trading or speculative purposes.

Market Risk Sensitive Instruments

The interest rate swap has been designated as a cash flow hedge. In accordance with FAS 133, the fair value of the swap is recognized in other comprehensive income, a component of shareholders’ equity. The fair value of the swap was based on quoted market prices. At September 30, 2002, the unrealized fair value, which is the difference between what we would have to pay to terminate the swap, and the book value of the swap, was a loss of $2.2 million ($1.4 million, after tax). This loss was recognized in the consolidated balance sheet as other non-current liabilities and accumulated other comprehensive loss, a component of shareholders’ deficit.

Item 4. Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures. Based on their evaluation, as of a date within 90 days of the filing date of this Quarterly Report on Form 10-Q, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended), the principal executive officer and principal financial officer of the Company have each concluded that such disclosure controls and procedures are effective and sufficient to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission’s rules and forms.

(b)	Changes in internal controls. Subsequent to their evaluation, there have not been any significant changes in the Company’s internal controls or in other factors that could significantly affect these controls, including any corrective action with regard to significant deficiencies and material weaknesses.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Rockland Yellow Pages. In 1999, Sandy Goldberg, Dellwood Publishing, Inc. and Rockland Yellow Pages (as “plaintiffs”) initiated a lawsuit against the Company and Bell Atlantic Corporation (as “defendants”) in the United States District Court for the Southern District of New York. The Rockland Yellow Pages is a proprietary directory that competes against a Bell Atlantic directory in the same region, for which we served as Bell Atlantic’s advertising sales agent through June 30, 2000. The complaint alleged that the defendants disseminated false information concerning the Rockland Yellow Pages, which resulted in damages to the Rockland Yellow Pages. In May 2001, the District Court dismissed substantially all of plaintiffs’ claims, and in August 2001, the remaining claims were either withdrawn by the plaintiffs or dismissed by the District Court. The plaintiffs then filed a complaint against the same defendants in New York State Supreme Court, in Rockland County, alleging virtually the same state law tort claim previously dismissed by the District Court and seeking unspecified damages. In October 2001, defendants filed a motion to dismiss this complaint. On May 5, 2002, the Court granted defendants’ motion to dismiss the complaint. Plaintiffs have filed an appeal of this dismissal. Nonetheless, we presently do not believe that the final outcome of this matter will have a material adverse effect on our results of operations or financial condition.

Information Resources. In 1996, Information Resources, Inc. (“IRI”) filed a complaint in the United States District Court for the Southern District of New York, naming The Dun & Bradstreet Corporation (“D&B”), ACNielsen Company and IMS International Inc., at the time of the filing, all wholly owned subsidiaries of D&B, as defendants

(the “IRI Action”). IRI alleges, among other things, various violations of the antitrust laws, including alleged violations of Sections 1 and 2 of the Sherman Act. The complaint also alleges a claim of tortious interference with a contract and a claim of tortious interference with a prospective business relationship. These claims relate to the acquisition by defendants of Survey Research Group Limited (“SRG”). IRI alleges SRG violated an alleged agreement with IRI when it agreed to be acquired by the defendants and that the defendants induced SRG to breach that agreement. IRI is seeking damages in excess of $350,000, which amount IRI seeks to treble under antitrust laws. IRI is also seeking punitive damages of an unspecified amount. No trial date has been set and discovery is ongoing. Under the definitive agreement entered into in connection with our separation from D&B in 1998 (the “Distribution Agreement”), D&B assumed the defense and agreed to indemnify us against any payments that we may be required to make, including related legal fees. As required by the Distribution Agreement, Moody’s Corporation, which subsequently separated from D&B, agreed to be jointly and severally liable with D&B for the indemnity obligation to us. At this stage in the proceedings, we are unable to predict the outcome of this matter. While no assurances can be provided, we currently believe that D&B and Moody’s have sufficient financial resources and borrowing capacity to reimburse us for any payments we make and related costs we incur.

Tax Matters. Certain tax planning strategies entered into by D&B are currently subject to review by tax authorities. As a result of the form of our separation from D&B, we are the corporate successor of, and technically the taxpayer referred to below as D&B. However, under the terms of the Distribution Agreement and the Tax Allocation Agreement with D&B, D&B agreed to assume the defense and to indemnify us for any tax liability that may be assessed and any related costs and expenses we incur. Also, as required by the Distribution Agreement, Moody’s Corporation is jointly and severally liable with D&B for the indemnity obligation to us. Under the terms of a series of agreements between D&B, IMS Health Incorporated (“IMS”) and Nielsen Media Research, Inc. (“NMR”) (both former subsidiaries of D&B), D&B is required to pay the first $137,000 of any tax liability and accrued interest assessed by the tax authorities with respect to certain tax matters (including those discussed in detail below), as well as other tax liabilities. Any amount in excess of $137,000 will be paid 50% by IMS and NMR jointly and severally and 50% by D&B.

In 2000, D&B filed an amended tax return with respect to the utilization of capital losses in 1989 and 1990 in response to a formal IRS assessment. The amended tax return reflected an additional $561,600 of tax and interest due. In 2000, D&B paid the IRS $349,300 while IMS (on behalf of itself and NMR) paid the IRS approximately $212,300. We understand that this payment was made under dispute in order to stop additional interest from accruing, that D&B is contesting the IRS’s formal assessment and would also contest the assessment of amounts, if any, in excess of the amounts paid, and that D&B has filed a petition for a refund in the United States District Court. This case is expected to go to trial in 2004.

In connection with that IRS assessment and amended tax return, IMS has filed an arbitration proceeding against NMR claiming that NMR subsequently underpaid to IMS its proper allocation of the above-referenced tax liability under the agreements between NMR and IMS, to which neither D&B nor we are party. IMS has included us as a respondent in the arbitration proceeding so that if NMR prevails in its interpretation of the allocation computation, then IMS could apply that same interpretation of the allocation computation against us under its agreement with us (as successor to D&B). The arbitration panel has ruled that we are a proper party to the arbitration. Hearings before the arbitration panel on the merits are scheduled for December 2002. As required by the Distribution Agreement and Tax Allocation Agreement, D&B and Moody’s are defending us in this arbitration proceeding at their cost and expense. If NMR prevails in the arbitration against IMS and in turn IMS prevails against us, we believe that our additional liability under this alternative interpretation of the allocation computation would be approximately $15,000 (a $60,000 gross claim offset by approximately $45,000 of tax benefit). While we believe that the original interpretation of the allocation computation is correct and the claims of IMS are without merit, if NMR prevails against IMS and in turn IMS prevails against us in this arbitration proceeding, D&B and Moody’s would be jointly and severally obligated to indemnify us against any such liability.

We believe that the fact that D&B and IMS have already paid the IRS a substantial amount of additional taxes with respect to the contested tax planning strategies significantly mitigates our risk. While no assurances can be given, we currently believe that D&B and Moody’s have sufficient financial resources and borrowing capacity to reimburse us for any payments we make and related costs we incur.

During the second quarter of 2002, D&B received a Notice of Proposed Adjustment from the IRS with respect to a transaction entered into in 1993. In this Notice, the IRS proposed to disallow certain royalty expense deductions claimed by D&B on its 1994, 1995 and 1996 tax returns. The IRS previously concluded an audit of this transaction for taxable years 1993 and 1994 and did not disallow any similarly claimed deductions. We understand that D&B disagrees with the position taken by the IRS in its Notice and has filed a responsive brief to this effect with the IRS. If the IRS were to issue a formal assessment consistent with the Notice, then a payment of the disputed amounts would be required if D&B opted to challenge the assessment in U.S. District Court rather than in U.S. Tax Court. In the event of such a challenge by D&B, the required payment by D&B to the IRS would be up to $42,000 (net of $6,000 of associated tax benefit). In recent communications between D&B and the IRS, we understand that the IRS has expressed some willingness to withdraw its proposed disallowance of certain royalty expense deductions of $7,500 for 1994. However, we also understand that the IRS has expressed its intent to seek penalties of $7,500 for 1995 and 1996 based on its interpretation of applicable law. We are advised that D&B would challenge the IRS’ interpretation. Again, as required by the Distribution Agreement and Tax Allocation Agreement, D&B and Moody’s are required to joint and severally indemnify us against any such liability.

We understand that the IRS has sought certain documentation from D&B with respect to a transaction entered into in 1997 that produces amortization expense deductions for D&B. While D&B believes the deductions are appropriate, it is possible that the IRS may challenge them and issue an assessment. If the IRS were to prevail in its challenge, D&B estimates that its liability to the IRS (including possible penalties) could be up to $41,000 (net of $3,000 of associated tax benefit). This transaction is scheduled to expire in 2012 and unless earlier terminated by D&B, the exposure would increase approximately $1,700 per quarter as additional amortization expenses are deducted. Again, as required by the Distribution Agreement and Tax Allocation Agreement, D&B and Moody’s are required to joint and severally indemnify us against any such liability.

As a result of our assessment of our exposure in these matters, especially in light of the indemnity arrangements with D&B and Moody’s, no material amounts have been accrued in the consolidated financial statements for any of these matters.

Other matters. We are also involved in other legal proceedings, claims and litigation arising in the ordinary conduct of our business. Although there can be no assurances, we currently believe that the outcome of such legal proceedings will not have a material adverse effect on our results of operations or financial condition.

Item 6. Exhibits and Reports on Form 8-K

         (a)  Exhibits:

Exhibit No.	Document

3.1	Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q for the three months ended March 31, 1999, Commission File No. 001-07155)

3.2	By-laws of the Company (incorporated by reference to Exhibit 3.2 to the Quarterly Report on Form 10-Q for the three months ended March 31, 1999, Commission File No. 001-07155)

3.3	Certificate of Incorporation of R.H. Donnelley Inc. (incorporated by reference to Exhibit 3.3 to Amendment No. 1 to the Registration Statement on Form S-4, filed with the Securities and Exchange Commission on August 7, 1998, Registration No. 333-59287)

3.4	By-laws of R.H. Donnelley Inc. (incorporated by reference to Exhibit 3.4 to the Registration Statement on Form S-4, filed with the Securities and Exchange Commission on July 17, 1998, Registration No. 333-59287)

4.1	Indenture dated as of June 5, 1998 between R.H. Donnelley Inc., as Issuer, the Company, as

Exhibit No.	Document

Guarantor, and the Bank of New York, as Trustee, with respect to the 9 1/8% Senior Subordinated Notes due 2008 (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-4, filed with the Securities and Exchange Commission on July 17, 1998, Registration No. 333-59287)

4.2	Form of the 9 1/8% Senior Subordinated Notes due 2008 (included in Exhibit 4.1)

4.3	Company Guarantee (included in Exhibit 4.1)

4.4	Rights Agreement, dated as of October 27, 1998 between R.H. Donnelley Corporation and First Chicago Trust Company (incorporated by reference to Exhibit 4 to the Registration Statement on Form 8-A, filed with the Securities and Exchange Commission on November 5, 1998, Registration No. 001-07155)

4.5	Amendment No. 1 to Rights Agreement dated as of February 26, 2001 by and among R.H. Donnelley Corporation, First Chicago Trust Company of New York (as initial Rights Agent) and The Bank of New York (as successor Rights Agent) (incorporated by reference to Exhibit 4.5 to the Annual Report on Form 10-K for the year ended December 31, 2000, Commission File No. 001-07155)

10.1	Form of Distribution Agreement between the Company (f/k/a The Dun & Bradstreet Corporation) and The New Dun & Bradstreet Corporation (incorporated by reference to Exhibit 99.2 to the Form 8-K of the Company (f/k/a The Dun & Bradstreet Corporation), filed on June 30, 1998, Commission File No. 001-07155)

10.2	Form of Tax Allocation Agreement between the Company (f/k/a The Dun & Bradstreet Corporation) and The New Dun & Bradstreet Corporation (incorporated by reference to Exhibit 99.3 to the Form 8-K of the Company (f/k/a The Dun & Bradstreet Corporation), filed on June 30, 1998, Commission File No. 001-07155)

10.3	Form of Employee Benefits Agreement between the Company (f/k/a The Dun & Bradstreet Corporation) and The New Dun & Bradstreet Corporation (incorporated by reference to Exhibit 99.4 to the Form 8-K of the Company (f/k/a The Dun & Bradstreet Corporation), filed on June 30, 1998, Commission File No. 001-07155)

10.4	Form of Intellectual Property Agreement between the Company (f/k/a The Dun & Bradstreet Corporation) and The New Dun & Bradstreet Corporation (incorporated by reference to Exhibit 99.5 to the Form 8-K of the Company (f/k/a The Dun & Bradstreet Corporation), filed on June 30, 1998, Commission File No. 001-07155)

10.5	Form of Amended and Restated Transition Services Agreement between the Company (f/k/a The Dun & Bradstreet Corporation), The New Dun & Bradstreet Corporation, Cognizant Corporation, IMS Health Incorporated, ACNielsen Corporation and Gartner Group, Inc. (incorporated by reference to Exhibit 99.9 to the Form 8-K of the Company (f/k/a The Dun & Bradstreet Corporation), filed on June 30, 1998, Commission File No. 001-07155)

10.6	Credit Agreement among the Company, R.H. Donnelley Inc., The Chase Manhattan Bank, as Administrative Agent and the Lenders party thereto (incorporated by reference to Exhibit 10.9 to the Registration Statement on Form S-4, filed with the Securities and Exchange Commission on July 17, 1998, Registration No. 333-59287)

Exhibit No.	Document

10.7	First Amendment to Credit Agreement, dated as of March 4, 1999, among the Company, R.H. Donnelley Inc., The Chase Manhattan Bank, as Administrative Agent, and the Lenders party thereto (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the three months ended March 31, 1999, Commission File No. 001-07155)

10.8	DonTech II Partnership Agreement, effective August 19, 1997, by and between R.H. Donnelley Inc. (f/k/a The Reuben H. Donnelley Corporation) and Ameritech Publishing of Illinois, Inc. (incorporated by reference to Exhibit 10.10 to Amendment No. 1 to the Registration Statement on Form S-4, filed with the Securities and Exchange Commission on August 7, 1998, Registration No. 333-59287)

10.9	Revenue Participation Agreement, dated as of August 19, 1997, by and between APIL Partners Partnership and R.H. Donnelley Inc. (f/k/a The Reuben H. Donnelley Corporation) (incorporated by reference to Exhibit 10.11 to Amendment No. 1 to the Registration Statement on Form S-4, filed with the Securities and Exchange Commission on August 7, 1998, Registration No. 333-59287)

10.10	Master Agreement, executed August 19, 1997, by and among R.H. Donnelley Inc. (f/k/a The Reuben H. Donnelley Corporation), the Company (f/k/a The Dun & Bradstreet Corporation), The Am-Don Partnership a/k/a DonTech, DonTech II, Ameritech Publishing, Inc., Ameritech Publishing of Illinois, Inc., Ameritech Corporation, DonTech I Publishing Company LLC and the APIL Partners Partnership (incorporated by reference to Exhibit 10.12 to Amendment No. 1 to the Registration Statement on Form S-4, filed with the Securities and Exchange Commission on August 7, 1998, Registration No. 333-59287)

10.11	Exclusive Sales Agency Agreement, effective August 19, 1997, between APIL Partners Partnership and DonTech II (incorporated by reference to Exhibit 10.13 to Amendment No. 1 to the Registration Statement on Form S-4, filed with the Securities and Exchange Commission on August 7, 1998, Registration No. 333-59287)

10.12	Second Amended and Restated Partnership Agreement, effective as of August 19, 1997, by and between R.H. Donnelley Inc. (f/k/a The Reuben H. Donnelley Corporation) and Ameritech Publishing of Illinois (incorporated by reference to Exhibit 10.14 to Amendment No. 1 to the Registration Statement on Form S-4, filed with the Securities and Exchange Commission on August 7, 1998, Registration No. 333-59287)

10.13	Agreement for Publishing Services, dated as of January 1, 2002 between Ameritech Publishing Inc. and R.H. Donnelley Inc. (certain portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to an Application for an Order Granting Confidential Treatment) (incorporated by reference to Exhibit 10.13 to the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2002, Commission File No. 001-07155)

10.14	Limited Liability Company Agreement of CenDon, L.L.C. dated April 27, 2000 between R.H. Donnelley Inc. and Centel Directory Company (certain portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to an Application for an Order Granting Confidential Treatment) (incorporated by reference to Exhibit 10.14 to the Company’s Quarterly Report on Form 10-Q for the three months ended June 30, 2002, Commission File No. 001-07155)

10.15	Sales Agency Agreement dated April 27, 2000 among R.H. Donnelley Inc., Centel Directory Company and CenDon, L.L.C. (incorporated by reference to Exhibit 10.15 to the Company’s Quarterly Report on Form 10-Q for the three months ended June 30, 2002, Commission File No. 001-07155)

Exhibit No.	Document

10.16	Agreement for Publishing Services dated April 27, 2000 between R.H. Donnelley and CenDon, L.L.C. (certain portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to an Application for an Order Granting Confidential Treatment) (incorporated by reference to Exhibit 10.16 to the Company’s Quarterly Report on Form 10-Q for the three months ended June 30, 2002, Commission File No. 001-07155)

10.17^	Key Employees’ Performance Unit Plan, as amended and restated (incorporated by reference to Exhibit 10.15 to Amendment No. 3 to the Registration Statement on Form S-4, filed with the Securities and Exchange Commission on September 28, 1998, Registration No. 333-59287)

10.18^	1991 Key Employees’ Stock Option Plan, as amended and restated through April 25, 2000 (incorporated by reference to Exhibit 10.17 to the Company’s Quarterly Report on Form 10-Q for the three months ended September 30, 2000, Commission File No. 001-07155)

10.19^	Amended and Restated 1998 Directors’ Stock Plan (incorporated by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999, Commission File No. 001-07155)

10.20^	Pension Benefit Equalization Plan (incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, Commission File No. 001-07155)

10.21^	2001 Stock Award and Incentive Plan (incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, Commission File No. 001-07155)

10.22^	2001 Partner Share Plan (incorporated by reference to Exhibit 99.1 to Registration Statement on Form S-8, filed with the Securities and Exchange Commission on April 30, 2001, Registration No. 333-59790)

10.23^	Form of Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 99.02 to Registration Statement on Form S-8, filed with the Securities and Exchange Commission on July, 25, 2001, Registration No. 333-65822)

10.24^	Form of Annual Incentive Program Award (incorporated by reference to Exhibit 99.03 to Registration Statement on Form S-8, filed with the Securities and Exchange Commission on July, 25, 2001, Registration No. 333-65822)

10.25^	Form of Performance Unit Program Award (incorporated by reference to Exhibit 99.04 to Registration Statement on Form S-8, filed with the Securities and Exchange Commission on July, 25, 2001, Registration No. 333-65822)

10.26^	Deferred Compensation Plan (incorporated by reference to Exhibit 4.01 to the Company’s Registration Statement on Form S-8, filed with the Securities and Exchange Commission on November 24, 1999, Registration No. 333-91613)

10.27^	Amended and Restated Employment Agreement dated as of December 27, 2001 between the Company and Frank R. Noonan (incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, Commission File No. 001-07155)

Exhibit No.	Document

10.28^	Amended and Restated Employment Agreement dated as of December 27, 2001 between the Company and Philip C. Danford (incorporated by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, Commission File No. 001-07155)

10.29^	Employment Agreement effective as of May 1, 2002 between the Company and David C. Swanson (incorporated by reference to Exhibit 10.29 to the Company’s Quarterly Report on Form 10-Q for the three months ended June 30, 2002, Commission File No. 001-07155)

10.30^*	Employment Agreement effective September 21, 2002 between the Company and Peter J. McDonald.

10.31^	Employment Agreement effective March 1, 2002 between the Company and Steven M. Blondy (incorporated by reference to Exhibit 10.30 to the Company’s Quarterly Report on Form 10-Q for the three months ended June 30, 2002, Commission File No. 001-07155)

10.32^	Employment Agreement dated as of September 28, 1998 between the Company and Frank M. Colarusso (incorporated by reference to Exhibit 10.32 to the Annual Report on Form 10-K for the year ended December 31, 2000, Commission File No. 001-07155)

10.33^	Amendment No. 1 to Employment Agreement dated as of July 27, 2000 between the Company and Frank M. Colarusso (incorporated by reference to Exhibit 10.33 to the Annual Report on Form 10-K for the year ended December 31, 2000, Commission File No. 001-07155)

10.34^	Amendment No. 2 to Employment Agreement dated as of February 27, 2001 between the Company and Frank M. Colarusso (incorporated by reference to Exhibit 10.34 to the Annual Report on Form 10-K for the year ended December 31, 2000, Commission File No. 001-07155)

10.35^	Employment Agreement dated as of September 26, 2000 between the Company and William C. Drexler (incorporated by reference to Exhibit 10.35 to the Annual Report on Form 10-K for the year ended December 31, 2000, Commission File No. 001-07155)

10.36^	Amendment No. 1 to Employment Agreement dated as of February 27, 2001 between the Company and William C. Drexler (incorporated by reference to Exhibit 10.36 to the Annual Report on Form 10-K for the year ended December 31, 2000, Commission File No. 001-07155)

10.37^	Employment Agreement dated as of January 1, 2001 between the Company and Robert J. Bush (incorporated by reference to Exhibit 10.37 to the Annual Report on Form 10-K for the year ended December 31, 2000, Commission File No. 001-07155)

10.38^	Amendment No. 1 to Employment Agreement dated as of February 27, 2001 between the Company and Robert J. Bush (incorporated by reference to Exhibit 10.38 to the Annual Report on Form 10-K for the year ended December 31, 2000, Commission File No. 001-07155)

10.39^	Separation Agreement and Release dated as of March 15, 2001 between the Company and Judith A. Norton (incorporated by reference to Exhibit 10.29 to the Annual Report on Form 10-K for the year ended December 31, 2000, Commission File No. 001-07155)

Exhibit No.	Document

10.40	Stock Purchase Agreement, dated as of September 21, 2002, by and among R.H. Donnelley Corporation, Sprint Corporation and Centel Directories LLC (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K dated October 1, 2002, Commission File No. 001-07155)

10.41	Preferred Stock and Warrant Purchase Agreement, dated as of September 21, 2002, among R.H. Donnelley Corporation and Goldman Sachs Capital Partners 2000, L.P. and entities affiliated therewith (incorporated by reference to Exhibit 2.2 to the Current Report on Form 8-K dated October 1, 2002, Commission File No. 001-07155)

21	Subsidiaries of the Company (incorporated by reference to Exhibit 21 to the Annual Report on Form 10-K for the year ended December 31, 2000, Commission File No. 001-07155)

99.1*	Certification of Quarterly Report on Form 10-Q for the period ended September 30, 2002 by David C. Swanson, Chief Executive Officer

99.2*	Certification of Quarterly Report on Form 10-Q for the period ended September 30, 2002 by Steven M. Blondy, Senior Vice President and Chief Financial Officer

* Filed herewith

^ Management contract or compensatory plan

(b)	Reports on Form 8-K:

On November 8, 2002, the Company filed a Current Report on Form 8-K, disclosing under Item 9 that at a conference held on November 7, 2002, a representative of R.H. Donnelley Corporation stated that the Company does not intend to repay the outstanding 9 1/8% senior subordinated notes due 2008 of R.H. Donnelley Inc. in connection with the financing of the Company’s acquisition of the publishing business of Sprint Corporation.

On November 7, 2002, the Company filed a Current Report on Form 8-K, disclosing under Item 5 that R.H. Donnelley Inc. intends to offer, through a subsidiary, $300 million of senior notes and $450 million of senior subordinated notes to certain institutional investors in an offering exempt from the registration requirements of the Securities Act of 1933. Pursuant to Rule 135c of the Securities Act, the Company filed the press release issued on November 6, 2002 as Exhibit 99.1.

On October 1, 2002, the Company filed a Current Report on Form 8-K, disclosing under Item 5 that pursuant to a Stock Purchase Agreement, dated as of September 21, 2002, by and among R.H. Donnelley Corporation, Sprint Corporation and Centel Directories LLC, the Company will purchase Sprint’s directory publishing business (“SPA”) for $2.23 billion in cash. The Company also disclosed that Goldman Sachs Capital Partners 2000, L.P. and affiliated entities have entered into a definitive agreement to invest $200 million in the Company through the purchase of the Company’s newly issued convertible preferred stock. Goldman Sachs Capital Partners will also receive warrants to acquire 1.65 million shares of the Company’s common stock with an exercise price equal to the 30-day average of the common stock at the closing.

On September 23, 2002, the Company filed a Current Report on Form 8-K, disclosing under Item 9 that the Company had posted a slide presentation on its website titled “Creating the Leading Public Stand-Alone U.S. Directory Company” in connection with the Company’s public announcement and related conference call that it had entered into a definitive agreement to purchase Sprint Corporation’s directory publishing business.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

R.H. DONNELLEY CORPORATION

Date: November 8, 2002	By:	/s/ Steven M. Blondy

Steven M. Blondy Senior Vice President and Chief Financial Officer

Date: November 8, 2002	By:	/s/ William C. Drexler

William C. Drexler Vice President and Controller

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

R.H. DONNELLEY INC.

Date: November 8, 2002	By:	/s/ Steven M. Blondy

Steven M. Blondy Senior Vice President and Chief Financial Officer

Date: November 8, 2002	By:	/s/ William C. Drexler

William C. Drexler Vice President and Controller

CERTIFICATIONS

I, David C. Swanson, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of R.H. Donnelley Corporation;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors or persons performing the equivalent function:

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 8, 2002	By:	/s/ David C. Swanson

David C. Swanson President and Chief Executive Officer

CERTIFICATIONS

I, Steven M. Blondy, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of R.H. Donnelley Corporation;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors or persons performing the equivalent function:

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 8, 2002	By:	/s/ Steven M. Blondy

Steven M. Blondy Senior Vice President and Chief Financial Officer