Form 10-K
period 2002-12-31
R H DONNELLEY CORP; DONNELLEY R H INC
filed 2003-03-20
CIK 30419, 1065310

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

(Mark one)

(X)	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

OR

( )	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission file number 001-07155

R.H. DONNELLEY CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	13-2740040

(State of Incorporation)	(IRS Employer Identification No.)

One Manhattanville Road, Purchase, N.Y	10577

(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code	(914) 933-6400

Securities registered pursuant to Section 12(b) of the Act:

Title of Class	Name of Exchange on Which Registered

Common Stock, par value $1 per share	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [ X ]

Indicate by check mark if the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2) Yes [ X ] No [ ]

(continued)

The aggregate market value at June 28, 2002, the last day of our most recently completed second quarter, of shares of the Registrant’s common stock (based upon the closing price per share of $27.97 of such stock on The New York Stock Exchange on such date) held by non-affiliates of the Registrant was approximately $827,341,000. For purposes of this calculation, only those shares held by directors and executive officers of the Registrant have been excluded as held by affiliates. The aggregate market value at March 6, 2003 of shares of the Registrant’s common stock (based upon the closing price per share of $30.10 of such stock on The New York Stock Exchange on such date) held by non-affiliates of the Registrant was approximately $916,247,000. For purposes of this calculation, only those shares held by directors and executive officers of the Registrant and shares beneficially owned by The Goldman Sachs Group, Inc., have been excluded as held by affiliates. Such exclusion should not be deemed a determination or an admission by the Registrant that such individuals or entities are, in fact, affiliates of the Registrant. At March 6, 2003, there were 30,500,983 outstanding shares of the Registrant’s common stock, not including any shares of common stock beneficially owned by The Goldman Sachs Group, Inc., only 58 shares of which are outstanding.

Commission file number 333-59287

R.H. DONNELLEY INC. *

(Exact name of registrant as specified in its charter)

Delaware	36-2467635

(State of Incorporation)	(IRS Employer Identification No.)

One Manhattanville Road, Purchase, N.Y	10577

(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code	(914) 933-6400

*	R.H. Donnelley Inc. is a wholly owned subsidiary of R.H. Donnelley Corporation. R.H. Donnelley Inc. meets the conditions set forth in General Instructions I 1(a) and (b) of Form 10-K and is therefore filing this report with respect to R.H. Donnelley Inc. with the reduced disclosure format. R.H. Donnelley Inc. became subject to the filing requirements of Section 15(d) on October 1, 1998 in connection with the public offer and sale of its 91/8% Senior Subordinated Notes. As of March 18, 2003, 100 shares of R.H. Donnelley Inc. common stock, no par value, were outstanding.

Documents Incorporated By Reference

Part III

Item 10	Directors and Executive Officers of the Registrant	Information responsive to this Item can be found under the captions “Board of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s Proxy Statement to be filed with the Commission on or about March 25, 2003.
Item 11	Executive Compensation	Information responsive to this Item can be found under the caption “Director and Executive Compensation” in the Company’s Proxy Statement to be filed with the Commission on or about March 25, 2003.
Item 12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	Information responsive to this Item can be found under the caption “Security Ownership of Certain Beneficial Owners and Management” in the Company’s Proxy Statement to be filed with the Commission on or about March 25, 2003.
Item 13	Certain Relationships and Related Transactions	Information responsive to this Item can be found under the caption “Director and Executive Compensation – Compensation Committee Interlocks and Insider Participation; Certain Relationships and Related Party Transactions” in the Company’s Proxy Statement to be filed with the Commission on or about March 25, 2003.

PART I
ITEM 1. BUSINESS
ITEM 2. PROPERTIES
ITEM 3. LEGAL PROCEEDINGS
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
ITEM 6. SELECTED FINANCIAL DATA
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
LIQUIDITY AND CAPITAL RESOURCES
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
INDEX TO FINANCIAL STATEMENTS
REPORT OF INDEPENDENT ACCOUNTANTS
R.H. DONNELLEY CORPORATION CONSOLIDATED BALANCE SHEETS
R.H. DONNELLEY CORPORATION CONSOLIDATED STATEMENTS OF OPERATIONS
R.H. DONNELLEY CORPORATION CONSOLIDATED STATEMENTS OF CASH FLOWS
R.H. DONNELLEY CORPORATION CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT
R.H. DONNELLEY CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
REPORT OF INDEPENDENT ACCOUNTANTS
DONTECH COMBINED BALANCE SHEETS
DONTECH COMBINED STATEMENTS OF OPERATIONS
DONTECH COMBINED STATEMENTS OF CASH FLOWS
DONTECH COMBINED STATEMENTS OF PARTNERS’ CAPITAL
DONTECH NOTES TO COMBINED FINANCIAL STATEMENTS
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES
PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
ITEM 11. EXECUTIVE COMPENSATION
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
ITEM 14. CONTROLS AND PROCEDURES
PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
SIGNATURES
SIGNATURES
CERTIFICATIONS
CERTIFICATIONS
CERTIFICATIONS
CERTIFICATIONS
EXHIBIT INDEX
INDENTURE: 8 7/8% SENIOR NOTES
SUPPLEMENTAL INDENTURE: 8 7/8% SENIOR NOTES
GUARANTEES: 8 7/8% SENIOR NOTES
INDENTURE: 10 7/8% SENIOR SUBORDINATED NOTES
SUPPLEMENTAL INDENTURE: 10 7/8% SENIOR SUB NOTES
GUARANTEES: 10 7/8% SENIOR SUBORDINATED NOTES
SUBSIDIARIES
CONSENT OF INDEPENDENT ACCOUNTANTS
CERTIFICATION OF CEO
CERTIFICATION OF CFO/SENIOR VICE PRESIDENT
CERTIFICATION OF CEO
CERTIFICATION OF CFO/SENIOR VICE PRESIDENT

PART I

ITEM 1. BUSINESS

Except where otherwise indicated, the terms “Company,” “Donnelley,” “we,” “us” and “our” refer to R.H. Donnelley Corporation and its direct and indirect wholly owned subsidiaries. R.H. Donnelley Inc. is our wholly owned direct subsidiary. Our executive offices are located at One Manhattanville Road, Purchase, NY 10577 and our telephone number is (914) 933-6400. Our Internet website address is www.rhd.com. We make available free of charge on our website our annual, quarterly and current reports, including amendments to such reports, as soon as practicable after we electronically file such material with, or furnish such material to, the United States Securities and Exchange Commission (“SEC”). Our filings can also be obtained from the SEC website at www.sec.gov or by calling toll free the SEC Office of Public Reference at (800) 942-8090. However, the information found on our website or the SEC website is not part of this annual report.

On January 3, 2003, we acquired all the outstanding common stock of Sprint Corporation’s directory publishing business, Sprint Publishing & Advertising (“SPA”). See “Significant Business Development” below. As a result, commencing in 2003 our operating and financial results will no longer reflect sales commissions or pre-press fees from or other transactions with SPA since these intercompany transactions will be eliminated in consolidation. Rather, we will report the full value of advertising sales and certain direct costs under the deferral and amortization method. In order to facilitate discussion of our historical results as opposed to our future results, we use the past tense when referring to operating and financial results for the years 2000 through 2002.

The DonTech Partnership (“DonTech”), our 50/50 perpetual partnership with an affiliate of SBC Communications Inc. (“SBC”), remains unchanged following the SPA transaction and our financial presentation of DonTech will appear consistently in both historical and future periods.

Significant Business Development

We acquired all the outstanding common stock of SPA for $2,213.5 million in cash, after a preliminary working capital adjustment. The purchase price is subject to a final working capital adjustment. SPA is the publisher of 260 revenue-generating yellow pages directories in 18 states. Prior to this acquisition, we acted as a sales agent and pre-press publishing vendor for SPA for 44 of these directories in 4 states. The acquisition transforms the Company from a sales agent and pre-press vendor into a leading publisher of yellow pages directories.

To finance the acquisition, we entered into a new $1,525 million Senior Secured Credit Facility (“Credit Facility”), consisting of a $500 million tranche A term loan (“Term Loan A”), a $900 million tranche B term loan (“Term Loan B”) and a $125 million revolving credit facility (“Revolver”). We also issued $325 million 8 7/8% Senior Notes (the “8 7/8% Notes”) and $600 million 10 7/8% Senior Subordinated Notes (“10 7/8% Notes” and collectively with the 8 7/8% Notes, the “Notes”). Finally, investment partnerships affiliated with The Goldman Sachs Group, Inc. (collectively, the “GS Funds”) purchased $200 million of our redeemable convertible cumulative preferred stock (“Preferred Stock”) and warrants to purchase 1,650,000 shares of our common stock.

To take advantage of favorable market conditions and to ensure the timely consummation of the SPA acquisition, we issued the Notes and borrowed the Term Loan B in December 2002. The total gross proceeds of $1,825 million were deposited and held in escrow pending the SPA acquisition closing. The GS Funds also invested an initial $70 million through the purchase of 70,000 shares of Preferred Stock and warrants to purchase 577,500 shares of our common stock in November 2002. This investment was a portion of their $200 million commitment. At the closing of the SPA acquisition, the GS Funds purchased the remaining $130 million of Preferred Stock and we borrowed the Term Loan A and $10 million under the Revolver. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 for more information.

In connection with the SPA transaction, we entered into a directory services license agreement, a trademark license agreement and a non-competition agreement (collectively, the “Directory Services Agreements”) with Sprint Corporation and/or certain of its affiliates (“Sprint”). The directory services license agreement gives us the exclusive right to produce, publish and distribute directories for Sprint in the markets where Sprint currently provides local telephone service. The trademark license agreement gives us the exclusive right to use certain Sprint trademarks, including the Sprint diamond logo, in those markets. The non-competition agreement prohibits Sprint from producing, publishing and distributing print directories or selling local advertising in those markets, with certain limited exceptions. These agreements are all interrelated and each has an initial term of 50 years, subject to earlier termination under specified circumstances.

Prior to the acquisition, we provided sales agency and pre-press publishing services to SPA. At December 31, 2002, we had an aggregate receivable of $43.3 million for commissions, pre-press publishing fees and priority distribution income from SPA. As a result of the acquisition, these receivables became intercompany items. Also, long-term liabilities at December 31, 2002 included an amount due to Sprint of $7.0 million, which we paid in cash at the closing.

The acquisition was accounted for as a purchase business combination. The purchase price was allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their respective fair values on the acquisition date. The results of the SPA business will be included in our consolidated results from and after the acquisition date. Accordingly, the operating results of SPA are not included in our audited financial statements at or for the year ended December 31, 2002.

Corporate Overview

We now publish 260 revenue-generating yellow pages directories in 18 states having a total circulation of more than 18 million, and serving approximately 160,000 local and 4,000 national advertisers and are the sixth largest directory publisher in the U.S. based on revenue. We have been in the yellow pages business in various capacities for over 100 years. Prior to the SPA acquisition, together with our business partners, we were one of the leading independent marketers of yellow pages advertising in the United States. Through DonTech, we continue to sell advertising for an additional 129 directories in Illinois and northwest Indiana with a total circulation of approximately 10 million, serving approximately 100,000 local advertisers.

Historical Overview of R.H. Donnelley

Through 2002, we were one of the leading independent marketers of yellow pages advertising in the United States. We sold advertising for more than 170 yellow pages directories with a total circulation of over 15 million, representing approximately $600 million of annual yellow pages advertising either directly through our own sales force on behalf of SPA, or indirectly through DonTech. Further, we provided pre-press publishing services for approximately 227 yellow pages directories, including all of the directories for which we then sold advertising.

We sold yellow pages advertising in certain markets in Florida, Nevada, North Carolina and Virginia under contractual agreements with affiliates of Sprint. We continue to sell yellow pages advertising in Illinois and northwest Indiana through DonTech. These relationships have allowed SBC and Sprint to benefit from our long-term presence in these markets, our yellow pages advertising sales and pre-press publishing expertise, our established infrastructure and our performance-focused, non-union employees. We, in turn, have benefited from the relationships with SBC and Sprint as SBC is the major incumbent telephone company in the Illinois and northwest Indiana markets and Sprint is the major incumbent telephone company in the Florida, Nevada, North Carolina and Virginia markets and one of two major incumbent telephone companies in the greater Orlando market.

Historical R.H. Donnelley Businesses

Our operations historically have been organized into two segments: Directory Advertising Services (“DAS”) and DonTech. The DAS segment included our sales agency relationship with Sprint and pre-press publishing services for a number of yellow pages publishers. DonTech contributes to consolidated earnings via a partnership distribution and revenue participation income. See Note 12 to the Consolidated Financial Statements in Item 8 for more information regarding our segments.

R.H. Donnelley’s Former Relationship with Sprint

Our relationship with Sprint began in 1980 when we began publishing telephone directories in certain markets in

North Carolina and Virginia for Central Telephone Company, which subsequently changed its name to Centel and was acquired by Sprint in 1993. The Sprint relationship was expanded in 1985 when we entered into the UniDon Partnership with United Telephone Company of Florida, presently a subsidiary of Sprint, to publish directories for United in the Central Florida market.

The relationship further expanded in 1988 when we entered into the CenDon Partnership (“CenDon”) with Centel to publish directories for Centel in certain markets in Florida, Nevada (notably Las Vegas), North Carolina and Virginia. The UniDon Partnership was replaced in 1994 with a sales agency agreement under which we became the exclusive sales agent for four Sprint directories in Central Florida. In 2000, the CenDon Partnership was restructured as a limited liability company under which we acted as the exclusive sales agent for 40 Sprint directories in the same CenDon markets. In 2002, our sales representatives sold approximately 39% of SPA’s local advertising sales under these agreements. SPA performed its own sales function in the remaining SPA markets. We have also provided pre-press publishing services for those yellow pages directories of Sprint that we sell advertising for under separate agreements. The sales agency agreement with CenDon was scheduled to expire in 2010 and the sales agency agreement for Central Florida was scheduled to expire in 2004.

R.H. Donnelley’s Relationship with SBC

Our relationship with telephone companies presently owned by SBC began in 1908. Since then, we have maintained a variety of contractual relationships with these telephone companies regarding directory publication and advertising sales. Under the current partnership agreement, DonTech is the exclusive sales agent in perpetuity for the 129 yellow pages directories published by SBC in Illinois and northwest Indiana. DonTech provides advertising sales services for these directories and earns a commission from SBC. Under our agreements with SBC, we have a 50% interest in the net profits of DonTech and receive revenue participation income directly from an affiliate of SBC. The amount of revenue participation income is based on a percentage of DonTech advertising sales and is earned and recognized when a sales contract is executed. Revenue participation income comprises approximately 80% to 85% of our total income related to DonTech. We also provide certain pre-press publishing services to SBC under a publishing services agreement that extends through 2008, and billing and support services under separate agreements that extend through 2005 and 2008, respectively.

We account for our investment in DonTech under the equity method and record our interest in the net profits of DonTech and revenue participation income as partnership and joint venture income. DonTech is considered a separate operating segment since, among other things, it has its own Board of Directors and the employees of DonTech, including its officers and managers, are not our employees. DonTech’s Board of Directors consists of six members, two members appointed by each partner and the two most senior officers of DonTech. Each partner has one voting member and one advisory, non-voting member and, in general, most major decisions are required to be made by the DonTech Board of Directors and require the affirmative vote of both voting directors.

Historical Overview of SPA

SPA produces 260 Sprint-branded revenue-generating directories in 18 states with an annual circulation of more than 18 million directories. SPA’s exclusive affiliation with Sprint significantly differentiates SPA from its competitors in the markets it serves. In connection with the acquisition, we entered into agreements that allow us to continue to use the names and logos presently used by SPA on the cover and spine of the directories that are distributed in Sprint’s local telephone service areas for a period of 50 years, subject to earlier termination under specified circumstances.

SPA History

SPA began its operations as DirectoriesAmerica, which was formed in March 1986 to publish telephone directories for the United Telephone operating companies (later renamed the Sprint-United telephone operating companies, and ultimately renamed Sprint Corporation). DirectoriesAmerica primarily managed United Telephone’s partnership with us and a separate relationship with L.M. Berry, which sold directory advertising in and produced directories for other United local telephone markets. In 1988, Sprint acquired two independent Chicago-based publishers and merged them into what eventually became SPA’s Midwest Operations Division. In October 1992, an agreement was signed with L.M. Berry to allow for the buyout of their sales agency agreement and the eventual transfer of

L.M. Berry sales and production functions and employees to SPA. Sprint acquired Centel Corporation in March 1993, and accordingly, SPA assumed management control of Centel and Centel’s partnership interest in CenDon. In 1995, the production employees from L.M. Berry transferred to SPA and were consolidated in Bristol, Tennessee along with the rest of the SPA production workforce. In June 1998, SPA acquired the 400-person Berry-Sprint sales force in order to assume control over the entire SPA-sold local sales channel. In June 2000, SPA completed the sale of the Midwest Operations Division to focus its business solely on its utility operations in Sprint markets.

R.H. Donnelley Post-Acquisition

The SPA acquisition transformed us from a directory sales agent and pre-press vendor into a leading publisher of yellow pages directories. In addition to the directories we publish, we will continue to receive revenue participation income and 50% of the net profits of DonTech. We generate revenue primarily from the sale of advertising in yellow and white pages, as well as revenue from specialty products such as covers, tabs and coupons.

Products and Services

We have two principal directory types: core books and community books. Core books generally cover large population areas such as Lee County, Florida. Most core books contain yellow pages, white pages and specialty sections such as area information, guides and government pages. Community books typically cover a sub-section of the area addressed by a core book. In Lee County, for example, there are four community books, Sanibel-Captiva Island, South Fort Myers, Cape Coral/North Fort Myers and Lehigh Acres, that together cover the majority of the core Lee County directory, but not the entire market. Community books also consist of yellow pages, white pages and specialty sections.

The table below details our principal revenue-generating product offerings.

Principal Products

Type	Description

Stylized listings for white and yellow pages	Listings appearing in-column consist of name, address and telephone number and are available in a variety of type styles and limited color
Trade items	Advertising space, designed to promote brand name of product or service, placed alphabetically within the column listings of the yellow pages
Space items	Advertising space sold in 1/2 inch increments appearing alphabetically within the column listings of the yellow pages
Display ads	Advertising placed within a heading by size and then by seniority — our ad sizes range from a quarter column to a double full page
Color	Various levels of color including spot-four color, enhanced color, process photo and hi-impact are available for display products
White page logos	Listings allowing space for illustrative art work

In addition to these principal products, we offer a broad range of specialty products that advertisers use to differentiate and enhance their display of information. An overview of our main revenue-generating specialty products follows:

Specialty Products

Type	Description

Cover products	Advertising sold on the front and back covers

Type	Description

Tabs	Full page advertising bound into the directory, offering front and back space printed on card stock with a tab protrusion
Ride-alongs	Advertisements placed inside the directory delivery bag
Blow-in cards	Loose postcard-like products inserted into directories
Guides (Internet, golf, menu, etc.)	Sections in the directories on a specific interest area with feature information and banner advertising

Internet-based Directory and Electronic Products

Although historically SPA has not offered advertisers any material Internet platform, we intend to market an Internet-based directory service to our advertisers. We view our Internet-based directory as a complement to our print directory product rather than as a stand-alone business. We intend to utilize our existing sales force and customer relationships to enable us to provide an electronic source of directory information. We intend to provide electronic products that offer local content to consumers, require little incremental effort by our sales force and utilize a low cost technical and production platform. The DonTech sales force currently offers the SBC Smart Pages Internet product.

We believe that increased usage of Internet-based directories will continue to support overall usage and advertising rates in the U.S. directory advertising industry. We will continue to explore new means to deliver our content to consumers.

Business Cycle Overview

All of our directories generally have a 12-month publication cycle except Las Vegas, which has a semi-annual cycle. Our business process generally spans 15 to 20 months from the beginning of the sales campaign to the end of a directory’s life and is comprised of several stages. The marketing stage is generally completed before the end of the first month. The sales stage begins once marketing is completed and depending on the size of the geographic area covered by a directory, generally runs through the following two to five months. The sales campaign closes approximately two months prior to publication. Production and printing are completed following sales and usually lasts two months. Finally, directories are distributed during the final publication month. Customer service as well as billing and collections stages are provided after distribution and throughout the 12-month (or 6-month in the case of Las Vegas) publication cycle.

Sales

As a result of the SPA acquisition, we have combined the separate SPA and Donnelley sales teams into a single sales organization. Sales are carried out internally through premise representatives, telephone representatives and letter renewals on the local level, and through national account managers who work with Certified Marketing Representatives (“CMRs”) serving national advertisers. We distinguish between national advertisers, which advertise in 20 or more directories and span three or more states with at least two different publishers from local advertisers, which are primarily small and medium-sized businesses located within our markets. In general, advertising from local advertisers account for approximately 85% of gross revenue while advertising from national advertisers account for approximately 15% of gross revenue.

Local Sales Organization

Our local sales efforts are managed through three sales channels: premise sales, telephone sales and letter renewal. Premise sales representatives conduct sales calls at customers’ business locations and typically handle higher dollar and more complex accounts. Telephone sales representatives handle lower dollar value accounts and conduct their sales over the phone. The final channel, letter renewal, is used to contact very low dollar value customers that have renewed their account for the same product for several years.

National Sales Organization

Our national sales channel is managed through our national sales department located in Overland Park, Kansas. The national sales department seeks to increase national directory revenues by developing and maintaining favorable relationships with CMRs who are the yellow pages media buyers for national advertisers. National account managers are the primary point of contact for all communication and business dealings between SPA and CMRs. SPA’s national account managers and national sales representatives are accountable for overall national revenue objectives.

Pre-press and Information Technology Management Services

Pre-press services include canvass and assignment preparation, graphics and ad composition, contract processing, database management and pagination. We provide one of the most comprehensive capabilities in the directory information industry, including tools and information to effectively conduct sales and marketing planning, sales management, sales compensation and customer service activities. Our information management and publishing systems are located primarily in facilities in Raleigh, North Carolina and in Bristol and Blountville, Tennessee, with additional services provided in a facility in Dunmore, Pennsylvania.

Printing & Distribution

All directories are printed by and we source all paper through our long-standing relationship with printing vendor R.R. Donnelley. We currently have two contracts for the printing of our directories with R.R. Donnelley that expire in December 2005 and December 2007. Although we share a common family heritage, no other common ownership or business relationship exists between R.R. Donnelley and us.

The delivery of directories is facilitated through outsourcing relationships with Product Development Corporation (“PDC”) and Special Directory Delivery Service (“SDDS”). Delivery methods utilized in both initial and secondary delivery to distribute directories to customers are selected based on factors such as cost, quality, geography, and customer need. Primary delivery methods include U.S. Postal Service and hand delivery and occasionally, we may also use UPS or other types of expedited delivery methods. Frequently, a combination of these methods is required to meet the needs of the marketplace.

SDDS is our principal secondary delivery vendor maintaining warehouses in Ohio, Florida and Nevada to stock inventory for secondary delivery to new residents and businesses that move into our local market areas following the completion of initial distribution of the directory in that area.

Competition

Yellow Pages Advertising Sales

The U.S. directory advertising industry is highly competitive. More than 240 independent publishers operating in the United States compete with regional bell operating company, or RBOC, directory publishers and other telephone utility publishers. In most markets, we compete with one or more yellow pages directory publishers, which are predominantly independent publishers. In some markets, we compete on a limited basis with RBOC directory publishers in adjacent markets. One of these publishers, Verizon Information Services, the directory business affiliated with Verizon Communications, Inc., has announced plans to publish directories and offer local Internet directory services in markets beyond where Verizon Communications offers local phone service, including in several SPA markets. Effectively, Verizon Information Services will be competing as an independent publisher in those markets. While no other RBOC or utility publisher has announced similar plans, no assurance can be given that other RBOC or utility publishers will not do so in the future. Many of these telephone utility publishers are larger than us and have greater financial resources than we have. No assurances can be given that we will be able to compete effectively with these other publishers for advertising sales or acquisitions in the future.

We also compete for advertising sales with other media, including newspapers, magazines, radio, direct mail, the Internet and television. Many of these competitors are larger than us and have greater financial resources than we have. Additionally, advances in technology have brought new participants, new products and new channels to the industry, including increasing use of electronic delivery of directory information as an advertising medium.

In addition, the Telecommunications Act of 1996, which effectively opened local telephone markets to increased competition, may adversely impact the market position of telephone utilities, including those with which we have relationships. Because the Telecommunications Act of 1996 has opened local telephone markets to increased competition, no assurances can be given that Sprint, or SBC will remain a dominant local telephone service provider in their local service areas. If Sprint were no longer a dominant local telephone service provider in any particular local service area, our license to be the exclusive publisher for Sprint in its markets and to use the Sprint brand name on our directories in those markets may not be as valuable as we presently anticipate, and we may not realize some of the anticipated benefits under our commercial arrangements with Sprint. If SBC were no longer the dominant local telephone service provider in any DonTech service areas, our income from the DonTech relationship would be adversely affected.

Internet

Since 1997, overall usage of printed yellow pages directories in the United States has declined, which we believe is in part a result of increased usage of Internet-based directory products. The yellow pages directory advertising business is subject to changes arising from developments in technology, including information distribution methods and users’ technological preferences. The use of the Internet by consumers as a means to transact commerce may result in new technologies being developed and services being provided that could compete with our products and services. Our growth and future financial performance may depend on our ability to develop and market new products and services and create new distribution channels, while enhancing existing products, services and distribution channels, in order to incorporate the latest technological advances and accommodate changing user preferences, including the use of the Internet.

Raw Materials

Our principal raw material is paper, which our printer currently purchases on our behalf at agreed upon prices. These prices are at or near the spot market price, as we do not currently have long-term purchase arrangements or commitments from paper mills or other outside suppliers. Accordingly, we are subject to price increases and delays in receiving this principal raw material. Further, changes in the supply of, or demand for, paper could affect delivery times and prices. Paper is one of our largest variable cost items and will account for approximately 10% to 15% of annual operating expenses. As conditions warrant, we may enter into longer term supply agreements in the future.

Intellectual Property

We own and control confidential information as well as a number of trade secrets, trademarks, service marks, trade names, copyrights and other intellectual property rights which, in the aggregate, are of material importance to our business. We believe that the “Donnelley” name and related names, marks and logos are, in the aggregate, material to our business. We are licensed to use certain technology and other intellectual property rights owned and controlled by others. As a result of the acquisition, we own an exclusive license to produce, publish, and distribute directories for Sprint in those markets where Sprint currently provides local telephone service. We also own the exclusive license to use Sprint’s brand, including Sprint’s diamond logo, on directories in those markets, and we acquired the “Best Red Yellow Pages” tagline and the “look and feel” trademarks previously used by SPA. Although we do not consider any individual trademark or other intellectual property to be material to our operations, we believe that the licenses we acquired are material, taken as a whole, to our business. We consider our trademarks, service marks, databases, software and other intellectual property to be proprietary and we rely on a combination of copyright, trademark, trade secret, non-disclosure and contract safeguards for protection. We also benefit from the use of both the phrase “yellow pages” and the walking fingers logo, which we believe to be in the public domain in the United States.

Employees

As of December 31, 2002, we had approximately 575 full-time employees. As a result of the acquisition, we presently have approximately 1,550 full-time employees. These numbers do not include the employees of DonTech, whom are not our employees. None of our employees are covered by collective bargaining agreements, and we consider relations with employees to be good.

Executive Officers of the Registrant

The following table sets forth information concerning the individuals who serve as executive officers of the Company as of March 6, 2003.

Name	Age	Position(s)

David C. Swanson Peter J. McDonald Steven M. Blondy George F. Bednarz Robert J. Bush Frank M. Colarusso William C. Drexler Debra M. Ryan	48 52 43 49 37 45 49 51	Chairman of the Board and Chief Executive Officer
Senior Vice President and President, Donnelley Media
Senior Vice President and Chief Financial Officer
Vice President, Publishing and Information Technology
Vice President, General Counsel and Corporate Secretary
Vice President and Treasurer
Vice President and Controller
Vice President — Human Resources

The executive officers serve at the pleasure of the Board of Directors. We have been advised that there are no family relationships among any of the officers listed, and there is no arrangement or understanding among any of them and any other persons pursuant to which they were elected as an officer.

David C. Swanson has served as Chief Executive Officer since May 2002 and was appointed Chairman of the Board in December 2002. Prior to May 2002, Mr. Swanson served as President and Chief Operating Officer since December 2000. Prior to his appointment as President and Chief Operating Officer, Mr. Swanson served as President of Donnelley Directory Services since 1999 and was a Senior Vice President of the Company since 1998. Upon the spin-off of the Company from The Dun & Bradstreet Corporation (“D&B”) in June 1998, Mr. Swanson was appointed Executive Vice President-Corporate Strategy. Prior thereto, Mr. Swanson served as Executive Vice President and General Manager for Proprietary Operations from 1997, Executive Vice President Sales from 1995 and Vice President and General Manager of Cincinnati Operations from 1993.

Peter J. McDonald has served as Senior Vice President of the Company and President of Donnelley Media since September 2002. Mr. McDonald was a director of the Company between May 2001 and September 2002. Previously, Mr. McDonald served as President and Chief Executive Officer of SBC Directory Operations, a publisher of yellow pages directories from October 1999 to April 2000. He was President and Chief Executive Officer of Ameritech Publishing’s yellow pages business from 1994 to 1999, when Ameritech was acquired by SBC. Mr. McDonald was President and Chief Executive Officer of DonTech from 1993 to 1994. Prior to that time, he served in a variety of sales positions at our Company, after beginning his career at National Telephone Directory Corporation. Mr. McDonald is also a past vice chairman of the Yellow Pages Publishers Association.

Steven M. Blondy has served as Senior Vice President and Chief Financial Officer since March 2002. Prior to joining the Company, Mr. Blondy served as Senior Vice President – Corporate Development for Young & Rubicam, Inc., a global marketing and communications company, from 1998 to 2000. Mr. Blondy also served as Executive Vice President and Chief Financial Officer for Poppe Tyson, a leading Internet and integrated marketing communications agency from 1996 to 1997. Mr. Blondy also served as Chief Financial Officer for Grundy Worldwide, an independent producer of television programs in Europe and Australia from 1994 to 1995. Prior to that, he spent 12 years in the investment banking industry with Chase Manhattan and Merrill Lynch.

George F. Bednarz has served as Vice President, Publishing and Information Technology since April 2001. Previously, he served as Vice President & General Manager – Publishing since 1999. Mr. Bednarz joined the Company in November 1995 to lead the start-up implementation of the Raleigh Information Center. Prior to joining the Company, Mr. Bednarz spent 19 years at D&B, where he held executive positions of increasing responsibility in various functions.

Robert J. Bush has served as General Counsel since January 2001. During 2000, Mr. Bush served as Vice President and Corporate Secretary, having joined the Company in October 1999 as Assistant Vice President and Assistant General Counsel. Prior to joining the Company, Mr. Bush was Assistant General Counsel and Assistant Secretary at MIM Corporation, a pharmacy benefit management company, from 1998 to 1999 and an Associate at the New York offices of Jones, Day, Reavis & Pogue from 1993 to 1998.

Frank M. Colarusso has served as Vice President and Treasurer since June 1998. Prior to that, he was Assistant Treasurer of D&B since 1996. Mr. Colarusso joined D&B in 1986 and was named Manager, International Treasury Services in 1989 and Director of Corporate Finance in 1992. Prior to joining D&B, Mr. Colarusso held management positions at Texaco Inc. and Sperry Corporation.

William C. Drexler has served as Vice President and Controller since June 1999. Prior to that, Mr. Drexler served as Assistant Vice President of Finance since 1996. Mr. Drexler joined the Company in 1992 as Director of Accounting Operations. In 1995, he was named Director of Financial Planning for publishing and information services. Prior to joining the Company, Mr. Drexler held financial management positions of increasing responsibility with a number of manufacturing firms.

Debra M. Ryan has served as Vice President-Human Resources since January 2002. Prior to that, Ms. Ryan served as Assistant Vice President – Human Resources since 1992. Ms. Ryan joined the Company in 1973 as a sales representative and has held several management positions in the sales organization.

ITEM 2. PROPERTIES

After the acquisition and prior to giving effect to any potential facility consolidation, we conduct our publishing operations from one owned and three leased facilities with non-cancelable lease terms expiring at various dates through 2012. Our publishing facilities are located in a leased 55,000 square foot building in Raleigh, North Carolina, in an owned 25,000 square foot facility in Bristol, Tennessee and in a leased 42,000 square foot facility in Blountville, Tennessee. Our graphics center is located in a 20,000 square foot building in Dunmore, Pennsylvania. We lease 35,000 square feet for our corporate headquarters in Purchase, New York and 67,000 square feet of office space in Overland Park, Kansas. The lease of our corporate headquarters extends through 2011, but we have the option to cancel the lease in 2006 for a nominal fee. The lease on the Overland Park facility extends through April 2005 but both the landlord and we have the right to cancel the lease upon 180 days prior written notice. We also lease space for local sales offices, which are relatively small and have reasonably short terms. DonTech directly leases its own sales offices and corporate headquarters. We believe that our facilities are adequate for their current use.

ITEM 3. LEGAL PROCEEDINGS

We are involved in various legal proceedings arising in the ordinary course of our business, as well as certain extraordinary litigation and tax matters described below. We periodically assess our liabilities and contingencies in connection with these matters based upon the latest information available to us. For those matters where it is probable that we have incurred a loss and the loss or range of loss can be reasonably estimated, we record reserves in our consolidated financial statements. In other instances, we are unable to make a reasonable estimate of any liability because of the uncertainties related to both the probable outcome and amount or range of loss. As additional information becomes available, we adjust our assessment and estimates of such liabilities accordingly.

Based on our review of the latest information available, we believe our ultimate liability in connection with pending legal proceedings, including the extraordinary litigation and tax matters described below, will not have a material adverse effect on our results of operations, cash flows or financial position, as described further below.

In order to understand our potential exposure under the extraordinary litigation and tax matters described below under the captions “Information Resources, Inc.” and “Tax Matters,” you need to understand the relationship between us and The Dun & Bradstreet Corporation, and certain of its predecessors and affiliates that, through various corporate reorganizations and contractual commitments, have assumed varying degrees of responsibility with respect to such matters.

In November 1996, the company then known as The Dun & Bradstreet Corporation (“D&B1”) separated (the “1996 Distribution”) through a spin-off into three separate public companies: D&B1, ACNielsen Corporation (“ACNielsen”) and Cognizant Corporation (“Cognizant”). In June 1998, D&B1 separated (the “1998 Distribution”) through a spin-off into two separate public companies: D&B1, which changed its name to R.H. Donnelley Corporation (“Donnelley”), and a new company named The Dun & Bradstreet Corporation (“D&B2”). Later in 1998, Cognizant separated (the “Cognizant Distribution”) through a spin-off into two separate public companies: IMS Health Incorporated (“IMS”) and Nielsen Media Research, Inc. (“NMR”). In September 2000, D&B2 separated (the “2000 Distribution”) through a spin-off into two separate public companies: D&B2, which changed its name to Moody’s Corporation (“Moody’s”), and a new company named The Dun & Bradstreet Corporation (“D&B3,” and together with D&B1 and D&B2, also referred to elsewhere in this Form 10-K as “D&B”). As a result of the form of our separation from D&B, we are the corporate successor of, and technically the defendant and taxpayer referred to below as D&B.

Rockland Yellow Pages

In 1999, Sandy Goldberg, Dellwood Publishing, Inc. and Rockland Yellow Pages initiated a lawsuit against the Company and Bell Atlantic Corporation in the United States District Court for the Southern District of New York. The Rockland Yellow Pages is a proprietary directory that competes against a Bell Atlantic directory in the same region, for which we served as Bell Atlantic’s advertising sales agent through June 30, 2000. The complaint alleged that the defendants disseminated false information concerning the Rockland Yellow Pages, which resulted in damages to the Rockland Yellow Pages. In May 2001, the District Court dismissed substantially all of plaintiffs’ claims, and in August 2001, the remaining claims were either withdrawn by the plaintiffs or dismissed by the District Court. The plaintiffs then filed a complaint against the same defendants in New York State Supreme Court, in Rockland County, alleging virtually the same state law tort claim previously dismissed by the District Court and seeking unspecified damages. In October 2001, defendants filed a motion to dismiss this complaint. In May 2002, the Court granted defendants’ motion to dismiss the complaint. Plaintiffs have filed an appeal of this dismissal. Nonetheless, we presently do not believe that the final outcome of this matter will have a material adverse effect on our results of operations or financial condition.

Information Resources, Inc.

In 1996, Information Resources, Inc. (“IRI”), filed a complaint in the United States District Court for the Southern District of New York, naming as defendants the Company, as successor of D&B, ACNielsen Company and IMS International Inc., at the time of the filing, all wholly owned subsidiaries of D&B. IRI alleges, among other things, various violations of the antitrust laws, including alleged violations of Sections 1 and 2 of the Sherman Act. The complaint also alleges a claim of tortious interference with a contract and a claim of tortious interference with a prospective business relationship. These claims relate to the acquisition by defendants of Survey Research Group Limited (“SRG”). IRI alleges SRG violated an alleged agreement with IRI when it agreed to be acquired by the defendants and that the defendants induced SRG to breach that agreement. IRI is seeking damages in excess of $350 million, which amount IRI seeks to treble under antitrust laws. IRI is also seeking punitive damages of an unspecified amount. No trial date has been set, and discovery is ongoing. Under the agreements relating to the 1996 Distribution, Cognizant, AC Nielsen and D&B agreed to conduct a joint defense and allocated liabilities amongst themselves. Under the agreements relating to the 1998 Distribution, D&B assumed the defense and agreed to indemnify us against any payments that we may be required to make, including related legal fees. As required by those agreements, Moody’s Corporation, which subsequently separated from D&B in the 2000 Distribution, has agreed to be jointly and severally liable with D&B for the indemnity obligation to us. At this stage in the proceedings, we are unable to predict the outcome of this matter. While we cannot assure you as to any outcome, management presently believes that D&B and Moody’s have sufficient financial resources, borrowing capacity and indemnity rights against IMS and NMR (who succeeded to Cognizant’s indemnity obligations under the Cognizant Distribution) to reimburse us for any payments we may be required to make and related costs we may incur in connection with this matter.

Tax Matters

D&B entered into global tax planning initiatives in the normal course of its business, principally through tax-free restructurings of both their foreign and domestic operations. The status of Internal Revenue Service (“IRS”) reviews of these initiatives is summarized below.

Pursuant to a series of agreements relating to the 1996, 1998, Cognizant and 2000 Distributions, IMS and NMR are jointly and severally liable for, and must pay one-half, and D&B and Moody’s are jointly and severally liable for, and must pay the other half, of any payments over $137 million for taxes, accrued interest and other amounts resulting from unfavorable IRS rulings on the tax matters summarized below (other than the matter summarized below as “Amortization Expense Deductions — 1997-2002,” for which D&B and Moody’s (jointly and severally) are solely responsible). D&B, on our behalf, was contractually obligated to pay, and did pay, the first $137 million of tax liability in connection with the matter summarized below as “Utilization of Capital Losses — 1989-1990.” Under the agreements relating to the 1998 Distribution, D&B agreed to assume the defense and to indemnify us for any tax liability that may be assessed against us and any related costs and expenses that we may incur in connection with any of these tax matters. Also, as required by those agreements, Moody’s Corporation has agreed to be jointly and severally liable with D&B for the indemnity obligation to us. Under the agreements relating to the 2000 Distribution, D&B and Moody’s have, between each other, agreed to each be financially responsible for 50% of any potential liabilities that may arise to the extent such potential liabilities are not directly attributable to each party’s respective business operations.

While we cannot assure you as to any outcome in these matters, management presently believes that D&B and Moody’s have sufficient financial resources, borrowing capacity and indemnity rights against IMS and NMR (who succeeded to Cognizant’s indemnity obligations under the Cognizant Distribution) to reimburse us for any payments we may be required to make and related costs we may incur in connection with these tax matters.

Utilization of Capital Losses — 1989-1990
In 2000, D&B filed an amended tax return with respect to the utilization of capital losses in 1989 and 1990 in response to a formal IRS assessment. The amended tax return reflected an additional $561.6 million of tax and interest due. In 2000, D&B paid the IRS $349.3 million while IMS (on behalf of itself and NMR) paid approximately $212.3 million to the IRS. We understand that this payment was made under dispute in order to stop additional interest from accruing, that D&B is contesting the IRS’s formal assessment and would also contest the assessment of amounts, if any, in excess of the amounts paid, and that D&B has filed a petition for a refund in the United States District Court. This case is expected to go to trial in 2004.

Subsequent to making its payment to the IRS in 2000, IMS sought to obtain partial reimbursement from NMR under the terms of the agreements relating to the Cognizant Distribution. NMR paid IMS less than IMS sought. Accordingly, in 2001, IMS filed an arbitration proceeding against NMR claiming that NMR underpaid to IMS its proper allocation of the above tax payments as provided by the agreements relating to the Cognizant Distribution. Neither D&B nor we were party to the Cognizant Distribution. IMS nonetheless sought to include us in this arbitration, arguing that if NMR should prevail in its interpretation against IMS, then IMS could seek to enforce the same interpretation against us (as successor to D&B) under the agreements relating to the 1996 Distribution . The arbitration panel ruled that we are a proper party to this arbitration proceeding. A decision from the arbitration panel on the merits is expected during 2003. If NMR should prevail in the arbitration against IMS and, in turn, IMS should prevail against us, then we believe that our additional liability would be approximately $15 million, net of tax benefits. While we believe that the original interpretation of the tax allocation computation is correct and that the claims of IMS are without merit, if NMR prevails against IMS and in turn IMS prevails against us in this arbitration proceeding, as noted above, D&B and Moody’s would be jointly and severally obligated to indemnify us against any such liability and related costs.

We believe the fact that D&B and IMS have already paid the IRS a substantial amount of additional taxes with respect to the contested tax planning strategies significantly mitigates our risk. While no assurances can be given, we currently believe that D&B and Moody’s have sufficient financial resources, borrowing capacity and indemnity rights against IMS and NMR to reimburse us for any payments we may be required to make and related costs we may incur with respect to this matter.

Royalty Expense Deductions — 1994-1996
During the second quarter of 2002, D&B (on our behalf) received a Notice of Proposed Adjustment from the IRS with respect to a transaction entered into in 1993. In this Notice, the IRS proposed to disallow certain royalty expense deductions claimed by D&B on its 1994, 1995 and 1996 tax returns. The IRS previously concluded an audit of this transaction for taxable years 1993 and 1994 and did not disallow any similarly claimed deductions. We understand that D&B disagrees with the position taken by the IRS in its Notice and has filed a responsive brief to this effect with the IRS. If the IRS were to issue a formal assessment consistent with the Notice, then a payment of the disputed amounts would be required, if D&B opted to challenge the assessment in U.S. District Court rather than in U.S. Tax Court. In the event of such challenge by D&B, the required payment by D&B to the IRS would be up to $42 million ($48 million offset by a $6 million tax benefit). In verbal communications between D&B and the IRS during 2002, we understand that the IRS has expressed some willingness to withdraw its proposed disallowance of certain royalty expense deductions of $7.5 million for 1994. However, we also understand that the IRS has expressed its intent to seek penalties of $7.5 million for 1995 and 1996 based on its interpretation of applicable law. We have been advised that D&B would challenge the IRS’s interpretation. Again, under the agreements relating to the 1998 and 2000 Distributions, D&B and Moody’s have agreed to jointly and severally defend and indemnify us against any such liability and related costs.

Notwithstanding the verbal communications with the IRS in 2002 noted above regarding royalty expense deductions of $7.5 million for 1994, in a February 2003 letter to D&B (on our behalf) the IRS asserted that it intends to take a position regarding prior tax years that would have the effect of disallowing a portion of the 1994 royalty expense deduction, our share of which would be $5 million if the IRS prevailed. We understand that D&B disagrees with the IRS’s position. Also, in February 2003, D&B (on our behalf) received a Preliminary Partnership Summary Report from the IRS that challenges the tax treatment of certain royalty payments received by a partnership in which D&B was a partner. As stated in its Report, the IRS would reallocate certain partnership income to D&B, which if the IRS prevailed would require an additional payment from us of $20 million (which includes tax, interest and penalty, net of associated tax benefits).

Again, under the agreements relating to the 1998 and 2000 Distributions, D&B and Moody’s have agreed to jointly and severally defend and indemnify us against any such liability and related costs.

Amortization Expense Deductions — 1997-2002
We understand that the IRS has sought certain documentation from D&B with respect to a transaction entered into in 1997 that produces amortization expense deductions for D&B. While we understand that D&B believes the deductions are appropriate, the IRS could ultimately challenge them and issue an assessment. If the IRS were to prevail or the assessment were to be challenged by us in U.S. District Court, we understand that D&B estimates that its cash payment to the IRS with respect to deductions claimed to date and including any potential assessment of penalties of $6.5 million, could be up to $46.4 million, or $43 million net of associated tax benefits. This transaction is scheduled to expire in 2012 and, unless earlier terminated by D&B, the cash exposure, based on current interest rates and tax rates, would increase at a rate of approximately $2.3 million per quarter (including potential penalties) as future amortization expenses are deducted. Again, under the agreements relating to the 1998 and 2000 Distributions, D&B and Moody’s are required to jointly and severally indemnify us against any such liability and related costs.

As a result of our assessment of our exposure in these matters, especially in light of our indemnity arrangements with D&B and Moody’s, and their financial resources, borrowing capacity and indemnity rights against IMS and NMR, no material amounts have been accrued for in our consolidated financial statements for any of these D&B-related litigation and tax matters.

Coastal Termite and Pest Control
 In 2001, Marnan Group, Inc., doing business as Coastal Termite and Pest Control (“Coastal”), filed a complaint in the United States District Court for the Middle District of Florida against SPA. The complaint, as amended, alleged that SPA breached certain directory advertising contracts between 1996 and 1999, fraudulently induced Coastal to enter into another directory advertising contract and tortiously interfered with Coastal’s business relationships with its customers. Coastal is seeking damages for lost contract benefits, lost profits and diminution of business value in an unspecified amount, including pre-judgment interest. In January 2002, SPA filed a motion to dismiss certain of Coastal’s claims. In September 2002, the court denied SPA’s motion to dismiss. Nonetheless, we do not believe that the final outcome of this matter will have a material adverse effect on our results of operations or financial condition. SPA had approximately $0.5 million reserved in its consolidated financial statements for this matter, which amount was transferred to our consolidated financial statements as a result of the acquisition.

Other matters
 We are also involved in other legal proceedings, claims and litigation arising in the ordinary conduct of our business. Although we cannot assure you of any outcome, management presently believes that the outcome of such legal proceedings will not have a material adverse effect on our results of operations or financial condition.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the quarter ended December 31, 2002.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company’s common stock trades on the New York Stock Exchange under the symbol “RHD.” The table below indicates the high and low sales price of the Company’s common stock for each quarter of the last two years.

	2002		2001

	High	Low	High	Low

1st Quarter	$30.96	$26.60	$29.00	$22.88
2nd Quarter	$32.10	$27.30	$32.00	$25.41
3rd Quarter	$27.91	$22.02	$32.30	$25.50
4th Quarter	$29.92	$24.19	$30.60	$25.02

At March 6, 2003, there were approximately 8,400 holders of record of the Company’s common stock. We have not paid any common dividends during the last two years and do not expect to pay common dividends in the foreseeable future. The Preferred Stock earns a cumulative dividend of 8%, compounded quarterly, which we may pay in cash or permit to accrue, at our option. The Credit Facility significantly limits our ability to pay the Preferred Stock dividends in cash through 2004. The Stock Purchase Agreement with respect to the Preferred Stock, Credit Facility and Indentures governing the Notes contain various financial restrictions that place limitations on our ability to pay dividends in the future (see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” for additional information regarding these instruments and agreements).

On November 25, 2002, the GS Funds purchased 70,000 shares of our Series B-1 Preferred Stock and warrants to purchase 577,500 shares of our common stock, for aggregate gross consideration of $70 million. The Series B-1 Preferred Stock was immediately convertible into common stock at a conversion price of $24.05 per share, and the exercise price of the warrants is $26.28 per share. On January 3, 2003, the GS Funds purchased 130,000 shares of our Preferred Stock and warrants to purchase 1,072,500 shares of our common stock, for aggregate gross consideration of $130 million. On January 3, 2003, the 70,000 shares of Series B-1 Preferred Stock automatically converted into 70,604 shares of Preferred Stock. This Preferred Stock is immediately convertible into common stock at a conversion price of $24.05 per share, and the exercise price of the warrants is $28.62 per share. Both of these private placements of securities were made in reliance on Rule 506 of the Securities Act of 1933. We privately placed the Preferred Stock as part of the SPA acquisition financing. No underwriters were involved in these transactions and no underwriting discounts or commissions were paid. A closing payment of 1% of the aggregate $200 million investment was paid to the GS Funds and we reimbursed their transactions costs.

On December 3, 2002, we issued $325 million aggregate principal amount of 8 7/8% Senior Notes due 2010 and $600 million aggregate principal amount of 10 7/8% Senior Subordinated Notes due 2012. The Notes were privately placed in order to partially fund the SPA acquisition. The initial purchasers of the Notes were various institutional investors. We received net proceeds from the sale of the Notes to the initial purchasers of $900.9 million, net of initial purchasers’ discounts of $24.1 million. This private placement of debt securities was made in reliance on Section 4(2) of the Securities Act.

Equity Compensation Plan Information

	Number of securities		Number of securities remaining
	to be issued upon	Weighted-average exercise	available for future issuance
	exercise of	price of outstanding	under equity compensation
	outstanding options,	options, warrants and	plans excluding securities
Plan category	warrants and rights	rights	reflected in first column

Equity compensation plans approved by security holders (1)	4,282,621	$20.97	2,139,270
Equity compensation plans not approved by security holders (2)	114,807	—	—

Total	4,397,428	$20.97	2,139,270

(1)	This includes our 2001 Stock Award and Incentive Plan.

(2)	This includes our Key Employees’ Performance Unit Plan. Upon completion of the respective performance period, a dollar amount of the award is determined for each recipient based on the Company’s actual financial performance against economic profit and earnings per share goals. The dollar amount is then converted into a number of performance shares by dividing the dollar amount of the award by the Company’s stock price (calculated as the average of the high and low prices of the Company’s common stock on the 10 trading days subsequent to delivery of the Company’s respective audited financial statements to the Compensation and Benefits Committee of the Company’s Board of Directors) at that time.

ITEM 6. SELECTED FINANCIAL DATA

The following selected financial data are derived from our audited consolidated financial statements. The audited consolidated financial statements for 1998 assume we were a stand-alone entity for all periods and include allocations through June 30, 1998 of certain assets, liabilities and general and administrative expenses of D&B related to our business. The information below also includes operating results of businesses that were disposed of during 2000 and certain special items in 2000, 2001 and 2002. Amounts related to these businesses and special items are presented in footnotes 1 and 2. The information set forth below should be read in conjunction with the audited consolidated financial statements and related notes in Item 8 and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7.

	Years Ended December 31,

(in thousands, except per share data)	2002	2001	2000	1999	1998

Statement of Operations Data (1)
Net revenue	$73,806	$76,739	$141,287	$181,905	$166,249
Partnership and joint venture income	136,873	139,964	147,693	139,181	135,854
Operating income (2)	145,982	111,472	147,375	129,906	125,235
Net income	67,177	49,815	124,758	55,151	61,268
Preferred dividend	24,702	—	—	—	—
Net income available to common shareholders	42,475	49,815	124,758	55,151	61,268
Earnings Per Share
Basic	$1.42	$1.65	$3.91	$1.64	$1.79
Diluted	$1.40	$1.61	$3.83	$1.61	$1.77
Shares Used in Computing Earnings Per Share
Basic	29,643	30,207	31,947	33,676	34,237
Diluted	30,298	30,976	32,594	34,159	34,522
Dividends per share	—	—	—	—	$0.35
Balance Sheet Data (1)
Total assets	$2,223,375	$295,981	$365,284	$395,406	$385,841
Long-term debt	2,075,470	283,904	347,526	435,000	464,500
Shareholders’ deficit	(30,600)	(111,313)	(108,510)	(192,811)	(224,770)

(1)	Amounts above include the results of the Bell Atlantic, Cincinnati and Get Digital Smart businesses disposed of in 2000 and one-time items from the CenDon restructuring in 2000. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Factors Affecting Comparability” for a discussion of these items. To facilitate comparison of the financial data, the amounts related to these disposed businesses and one-time items are as follows:

	2000	1999	1998

Net revenue	$63,994	$106,986	$92,319
Partnership and joint venture income	5,422	—	—
Operating income	13,191	7,538	6,531
Total assets	—	64,193	61,678

(2)	Operating income in 2001 includes a restructuring and special charge of $18,556 and an investment impairment charge of $11,432. Operating income in 2002 includes income of $6,405 from the reversal of the restructuring and special charge and an investment impairment charge of $2,000. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Factors Affecting Comparability” for a discussion of these items.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Item should be read in conjunction with the audited, consolidated financial statements and notes thereto that are included in Item 8. Unless otherwise indicated, the terms “Company,” “Donnelley,” “we,” “us” and “our” refer to R.H. Donnelley Corporation and its direct and indirect wholly owned subsidiaries.

On January 3, 2003, we acquired all the outstanding common stock of SPA, Sprint Corporation’s directory publishing business. See “Significant Business Development” below. As a result, commencing in 2003 our operating and financial results will no longer reflect sales commissions or pre-press fees from or other transactions with SPA since these intercompany transactions will be eliminated in consolidation. Rather, we will report the full value of advertising sales and certain direct costs under the deferral and amortization method. In order to facilitate discussion of our historical results as opposed to our future results, we use the past tense when referring to operating and financial results for the years 2000 through 2002.

DonTech remains unchanged following the SPA transaction and our financial presentation of DonTech will appear consistently in both historical and future periods.

Forward-Looking Information

Certain statements contained in this Annual Report on Form 10-K regarding R.H. Donnelley’s future operating results, performance, business plans or prospects and any other statements not constituting historical fact are “forward-looking statements” subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. Where possible, words such as “believe,” “expect,” “anticipate,” “should,” “will,” “would,” “planned,” “estimated,” “potential,” “goal,” “outlook,” “could,” and similar expressions, are used to identify such forward-looking statements. All forward-looking statements reflect only our current beliefs and assumptions with respect to our future results, business plans, and prospects, and are based solely on information currently available to us. Accordingly, these statements are subject to significant risks and uncertainties and our actual results, business plans and prospects could differ significantly from those expressed in, or implied by, these statements. We caution readers not to place undue reliance on, and we undertake no obligation to update, any forward-looking statements. Such risks and uncertainties include, without limitation, the following:

(1)  Our ability to meet our substantial debt service obligations
 We have a substantial amount of debt and significant debt service obligations in 2003 and thereafter. After closing the SPA acquisition, we had total outstanding debt of $2,356.2 million at January 3, 2003. This debt was comprised of borrowings of $1,410 million under our new $1,525 million Credit Facility, $325 million 8 7/8% Senior Notes, $600 million 10 7/8% Notes and, following a tender offer and exit consent solicitation, $21.2 million aggregate remaining principal amount of the 9 1/8% Senior Subordinated Notes issued in 1998 (the “Existing Notes”). As a result of our significant amount of debt and debt service obligations, we face increasing risks associated with, but not limited to, the following:

•	our ability to obtain additional financing in excess of the additional borrowing capacity under our $125 million revolving credit facility on satisfactory terms to fund working capital requirements, capital expenditures, acquisitions, investments, debt service requirements and other general corporate requirements is limited;

•	we are more vulnerable to general economic downturns, competition and industry conditions, which could place us at a competitive disadvantage compared to our competitors that are less leveraged;

•	we face increased exposure to rising interest rates as a portion of our debt is at variable interest rates;

•	we have reduced availability of cash flow to fund working capital requirements, capital expenditures, acquisitions, investments and other general corporate requirements because a substantial portion of our cash flow will be needed to service our debt obligations; and

•	we have limited flexibility in planning for, or reacting to, changes in our business and the industry in which we operate.

Our ability to pay principal and interest on our debt obligations will depend upon our future operating performance and our ability to refinance debt. If we are unable to service our debt and fund our business, we may be forced to reduce or delay capital expenditures, seek additional debt financing or equity capital, restructure or refinance our debt or sell assets. We cannot assure you that we would be able to obtain additional financing, refinance existing debt or sell assets on satisfactory terms or at all.

(2)  Restrictive covenants under the terms of our debt and Preferred Stock agreements
 The indentures governing the Notes and the Credit Facility include a number of significant restrictive covenants. These covenants could adversely affect us by limiting our ability to plan for or react to market conditions or to meet our capital needs. These covenants, among other things, restrict our ability and the ability of our subsidiaries to:

•	incur additional debt;

•	pay dividends on our equity interests or repurchase equity interests;

•	make certain investments;

•	enter into certain types of transactions with affiliates;

•	place restrictions on our restricted subsidiaries to pay dividends or make other payments to us;

•	use assets as security in other transactions; and

•	sell certain assets or merge with or into other companies.

In addition, the Credit Facility includes other and more restrictive covenants and prohibits us from prepaying the Notes and Existing Notes while borrowings under the Credit Facility are outstanding. The Credit Facility also requires us to maintain certain financial ratios and meet other financial tests. The failure to comply with these covenants could result in an event of default, which, if not cured or waived, could require us to repay these borrowings before their scheduled due date. If we were unable to make this repayment or otherwise refinance these borrowings, the lenders under the Credit Facility could foreclose on our assets. In addition, these lenders could elect to declare all amounts borrowed under the Credit Facility, together with accrued interest, to be due and payable, which, in some instances, would be an event of default under the indentures governing the Notes. If we were unable to refinance these borrowings on favorable terms, our results of operations and financial condition could be adversely impacted by increased costs and less favorable terms, including rates and covenants. Any future refinancing of the Credit Facility is likely to contain similar restrictive covenants.

Furthermore, the terms of the purchase agreement with respect to our Preferred Stock, among other things, restricts our ability and the ability of our subsidiaries to:

•	incur additional debt;

•	pay dividends on shares of our common stock or repurchase shares of our common stock;

•	enter into certain types of transactions with affiliates; and

•	sell or acquire certain assets.

Our failure to comply with these terms would result in a breach of this agreement, which could have a material adverse effect on our business. In addition, without the consent of the GS Funds, we cannot issue shares of common stock for 18 months following the sale of the Preferred Stock, which could adversely affect our liquidity (see “– Liquidity and Capital Resources” for a description of the Preferred Stock).

(3)  Declining usage of print yellow pages directories and changes in technology
 Since 1997, overall usage of printed yellow pages directories in the United States has declined. We cannot assure you that usage of our yellow pages directories will remain stable and not decline. We believe that declines in usage of printed directories are in part a result of increased usage of Internet-based directory products. We cannot assure you that we will be able to provide services over the Internet successfully or that we will be able to compete successfully with other Internet-based directory services. Any declines in usage could impair our ability to maintain or increase advertising prices, cause businesses that purchase advertising in our yellow pages directories to reduce or discontinue those purchases and discourage businesses that do not purchase advertising in our yellow pages directories from doing so. Any of the factors that may contribute to a decline in usage of our printed directories, or a combination of them, could impair our revenues and have a material adverse effect on our business.

The yellow pages directory advertising business is subject to changes arising from developments in technology, including information distribution methods and users’ technological preferences. The use of the Internet by consumers as a means to transact commerce may result in new technologies being developed and services being provided that could compete with our products and services. As a result of these factors, our growth and future financial performance may depend on our ability to develop and market new products and services and create new distribution channels, while enhancing existing products, services and distribution channels, in order to incorporate the latest technological advances and accommodate changing user preferences, including the use of the Internet. If we fail to anticipate or respond adequately to changes in technology and user preferences or are unable to finance the capital expenditures necessary to respond to such changes, our results of operations or financial condition could be materially adversely affected.

(4)  SBC’s or DonTech’s actions could adversely impact our business
 DonTech is our 50/50 perpetual partnership with an affiliate of SBC Communications Inc. (“SBC”). As the exclusive sales agent for SBC directories in Illinois and northwest Indiana, DonTech is responsible for the management of its sales forces, including compensation, recruiting and training and other sales related matters. As the publisher, SBC has responsibility for and control over all other matters, including, without limitation, product development, pricing, scheduling, marketing, distribution, billing, collections, credit and customer service. While we believe that DonTech and its economic interests are generally aligned with those of SBC with respect to SBC’s yellow pages directory operations, SBC could implement policies and decisions (in which DonTech or we would likely have little or no participation or influence) and/or perform its obligations in a manner that could have a material adverse effect on our results of operations or financial condition and, potentially, on our relationship with SBC. We cannot assure you that any such policies or decisions would not have a material adverse effect on our results of operations, financial condition or our relationship with SBC. We also maintain a large receivable balance from SBC and any liquidity difficulties that SBC may experience could materially impact our results of operations or financial condition.

The DonTech partnership agreement and related SBC contractual arrangements have perpetual terms. These arrangements only terminate upon the occurrence of certain enumerated events, including, without limitation, the unremedied breaches of certain material provisions thereof, the mutual agreement of the parties, the bankruptcy of a partner or parent or a change in control of a partner (excluding a change in control of the ultimate parent company of the partner). In addition, under applicable law, the contractual arrangements potentially may not remain in effect in perpetuity. We cannot assure you that the DonTech relationship will remain in full force and effect into perpetuity, without material modification or at all, that DonTech and SBC will perform all of their respective material obligations (particularly payment obligations) under these agreements or that SBC will not seek to terminate these arrangements. In the event any such party seeks to terminate these contractual arrangements, the other party may dispute such attempted termination and, in such case, a court or arbitrator may be required to determine the appropriateness of any such attempted termination. We cannot assure you as to the outcome of any such proceeding. Any such termination or material modification of the agreements or failure by SBC or DonTech to perform their respective material obligations would have a material adverse effect on our results of operations or financial condition.

(5)  Competition
 The U.S. directory advertising industry is highly competitive. More than 240 independent publishers operating in the United States compete with regional bell operating company (“RBOC”) directory publishers and other telephone utility publishers. In most markets, we compete with one or more yellow pages directory publishers, which are predominantly independent publishers. In some markets, we compete on a limited basis with RBOC directory publishers in adjacent markets. One of these publishers, Verizon Information Services, the directory business affiliated with Verizon Communications, Inc., has announced plans to publish directories and offer local Internet directory services in markets beyond where Verizon Communications offers local phone service, including in several SPA markets. Effectively, Verizon Information Services will be competing as an independent publisher in those markets. While no other RBOC or utility publisher has announced similar plans, we cannot assure you that other RBOC or utility publishers will not do so in the future. Many of the parent companies of these telephone utility publishers are larger than us and have greater financial resources than we have. No assurances can be given that we will be able to compete effectively with these other publishers for advertising sales or acquisitions in the future.

We also compete for advertising sales with other media, including newspapers, magazines, radio, direct mail, the Internet and television. Many of these competitors are larger than us and have greater financial resources than we have. Additionally, advances in technology have brought new participants, new products and new channels to the industry, including increasing use of electronic delivery of directory information as an advertising medium. We cannot assure you that we will be able to successfully compete in responding to any such developments.

In addition, the Telecommunications Act of 1996, which effectively opened local telephone markets to increased competition, may adversely impact the market position of telephone utilities, including those with which we have relationships. Because the Telecommunications Act of 1996 has opened local telephone markets to increased competition, we cannot assure you that Sprint, or SBC will remain a dominant local telephone service provider in its local service areas. If Sprint were no longer a dominant local telephone service provider in any particular local service area, our license to be the exclusive publisher for Sprint in its markets and to use the Sprint brand name on our directories in those markets may not be as valuable as we presently anticipate, and we may not realize some of the anticipated benefits under our commercial arrangements with Sprint and its affiliates. If SBC was no longer a dominant local telephone service provider in any DonTech service area, the financial results we recognize from DonTech could be adversely affected.

(6)  Our ability to successfully integrate SPA into our operations
 The integration of SPA into our operations involves a number of risks, including:

•	difficulty integrating operations and personnel at different locations;

•	diversion of management attention;

•	potential disruption of ongoing business because of the unknown reactions to the combination of SPA and us by vendors, customers and other key constituencies;

•	difficulties in assimilating the technologies, services and products of SPA;

•	inability to retain key personnel;

•	inability to successfully incorporate acquired business components with our existing infrastructure; and

•	inability to maintain uniform standards, controls, procedures and policies.

If we are unable to effectively integrate operations and personnel in a timely and efficient manner, we may not realize the benefits expected from the acquisition. Failure to overcome these risks or any other problems encountered in connection with the acquisition could slow our growth or lower our quality of services, which could reduce customer demand.

(7)  Reliance on, and extension of credit to, small- and medium-sized businesses
 A significant portion of our revenue is derived from selling advertising to small- and medium-sized businesses. In the ordinary course of our yellow pages publishing business, we extend credit to these advertisers for advertising purchases. Small- and medium-sized businesses, however, tend to have fewer financial resources and higher financial failure rates than large businesses. In addition, collection procedures for delinquent accounts can take an extended period of time and involve increased costs. Consequently, we could be adversely affected by our dependence on and our extension of credit to small- and medium-sized businesses.

(8)  Dependence on third-party providers of printing, distribution and delivery services
 We depend on third parties for the printing and distribution of our directories. We currently have two contracts for the printing of our directories with R.R. Donnelley & Sons (“R.R. Donnelley”). Although these contracts do not expire until December 2005 and December 2007, because of the large print volume and specialized binding of directories, there are a limited number of companies capable of servicing our printing needs. Accordingly, the inability or unwillingness of R.R. Donnelley to provide printing services to us on acceptable terms or at all could have a material adverse effect on our business. No common ownership or other business affiliation exists between R.R. Donnelley and us.

We also have contracts for the delivery of our directories to the individual households and businesses in the geographic area covered by the directories. These contracts are scheduled to expire in February 2004 and may be terminated by our vendors upon 120 days written notice. There are a limited number of companies capable of servicing our delivery needs. Accordingly, the inability or unwillingness of our current vendors to provide delivery services to us on acceptable terms or at all could have a material adverse effect on our business.

(9)  General Economic Factors
 Our business results could be adversely affected by a prolonged national or regional economic recession. Typically, our advertising revenues, as well as those of yellow pages publishers in general, do not fluctuate widely with economic cycles. However, such a prolonged national or regional economic recession could have a material adverse effect on our business, results of operations or financial condition. In addition, any residual economic effects of, and uncertainties regarding (i) the terrorist attacks that occurred on September 11, 2001, (ii) the general possibility, express threat or future occurrence of similar terrorist or other related disruptive events, or (iii) the threat of or the United States’ involvement in war, especially with respect to the major markets in which we operate that depend heavily upon travel, tourism or the military, could also adversely affect our business.

(10)  Fluctuations in the price and availability of paper
 After the acquisition, our principal raw material is paper, which our printer currently purchases on our behalf at agreed upon prices. These prices are at or near the spot market price, as we do not currently have long-term purchase arrangements or commitments from paper mills or other outside suppliers. Accordingly, we are subject to price increases and delays in receiving this principal raw material. Further, changes in the supply of, or demand for, paper could affect delivery times and prices. As conditions warrant, we may enter into longer term supply agreements in the future. Paper is one of our largest variable cost items and will account for approximately 10% to 15% of annual operating expenses. We cannot assure you that we will have available necessary raw materials at reasonable prices or that any increases in paper costs would not have a material adverse effect on our business, results of operations or financial condition.

(11)  The sale of advertising to national accounts is coordinated by third parties that we do not control
 We expect that approximately 15% of our revenues in 2003 will be derived from the sale of advertising to national or large regional companies, such as rental car companies, automobile repair shops and pizza delivery businesses, that purchase advertising in several of our directories. In order to sell advertising to these accounts, we contract with CMRs, who are independent third parties that act as agents for national companies and design their advertisements, arrange for the placement of those advertisements in directories and provide billing services. As a result, our relationships with these national advertisers depend significantly on the performance of these third party CMRs whom we do not control. Although we believe that relationships with these CMRs have been mutually beneficial, if some or all of the CMRs with whom we have established relationships were unable or unwilling to provide services to us on acceptable terms or at all, such inability or unwillingness could materially adversely affect our business.

(12)  Turnover among our sales force or key management
 Our success depends to a significant extent on our ability to identify, hire, train and retain qualified sales personnel in each of the markets in which we operate. We expend a significant amount of resources and management time on identifying and training our sales representatives. Our ability to attract and retain qualified sales personnel depends on numerous factors, including factors outside of our control, such as conditions in the local employment markets in which we operate. A decrease in the number of sales representatives could adversely affect our results of operations, financial condition and liquidity, as well as our ability to service our debt.

Furthermore, we depend on the continued services of key personnel, including our experienced senior management team as well as our regional sales management personnel. Although we believe that we could replace our senior management team and other key employees within a reasonable time period should the need arise, the loss of these key personnel could have a material adverse effect on our business.

(13)  The loss of important intellectual property rights.
 Some of our trademarks such as the “Sprint” and “Donnelley” brand names and other intellectual property rights are important to our business. We rely upon a combination of copyright and trademark laws as well as contractual arrangements, including licensing agreements, particularly with respect to Sprint markets, to establish and protect our intellectual property rights. We are required from time to time to bring lawsuits against third parties in order to protect our intellectual property rights. Similarly, we are, and from time to time expect to be, party to proceedings where third parties challenge our rights. We cannot be sure that any lawsuits or other actions brought by us will be successful or that we will not be found to infringe the intellectual property rights of third parties. Although we are not aware of any material infringements of any trademark rights that are significant to our business, any lawsuits, regardless of their outcome, could result in substantial costs and diversion of resources and could have a material adverse effect on our business, financial condition or results of operations. In addition, we only have rights to use the Sprint name and diamond logo in certain markets. The loss of important intellectual property rights such as trademarks could have a material adverse effect upon our business, financial condition and results of operations.

(14)  Impact of bankruptcy proceedings against Sprint during the term of the SPA commercial arrangements
 Contract rights under the directory services license agreement, trademark license agreement and non-competition agreement with Sprint constitute a substantial portion of our commercial arrangements with Sprint. Pursuant to these commercial arrangements, we are the exclusive directory publisher for Sprint in the markets in which Sprint currently provides telephone service and, under certain circumstances, in markets that are acquired by Sprint in the future. If a bankruptcy case were to be commenced by or against Sprint, it is possible that all or part of the directory services license agreement and/or non-competition agreement could be considered an executory contract and could therefore be subject to rejection by Sprint or a trustee appointed in a bankruptcy case pursuant to Section 365 or Section 1123 of the United States Bankruptcy Code.

If one or more of these agreements were rejected, the applicable agreement may not be specifically enforceable, in which case we would have only an unsecured claim for damages against Sprint for the breach of contract resulting from the rejection. If the directory services license agreement were rejected, we would, among other things, no longer be entitled to be Sprint’s exclusive publisher of telephone directories in the affected markets. We could also lose our right to enforce the provisions of the agreement under which we have the right to license trademarks of successor local exchange carriers in the Sprint markets. If the non-competition agreement was rejected and specific enforcement was not available, Sprint would, among other things, no longer be precluded from publishing print telephone directories or selling local directory advertising in the applicable restricted markets.

Sprint has created a bankruptcy remote special purpose vehicle in the form of a limited liability company and contributed and assigned the trademarks being licensed to us under the trademark license agreement to this limited liability company. The operating agreements of this limited liability company require, among other things, that the board of managers of this entity include one independent manager that is unaffiliated with Sprint. The consent of this independent manager is required for the entity to take certain actions, including, among other things, commencement of a bankruptcy proceeding. Because the trademarks were contributed to this limited liability company, our rights under the trademark license agreement are not subject to rejection in the event of a bankruptcy proceeding involving Sprint unless there is also a bankruptcy proceeding involving this limited liability company. Although we believe that the likelihood of this entity being the subject of a bankruptcy proceeding is limited by this structure and the governing provisions of the operating agreement, if the trademark license agreement were rejected in a bankruptcy proceeding, we would lose the right to use the Sprint brand name for the SPA directories. We cannot assure you that any loss of rights under certain of these arrangements with Sprint would not have a material adverse effect on our financial condition or results of operations.

(15)  Our ability to enforce the non-competition agreement with Sprint
 Sprint has agreed, in general, not to publish print telephone directories or sell local advertising for use in directories in the acquired markets during the term of the non-competition agreement. However, under state and federal law, a covenant not to compete is only enforceable:

•	to the extent it is necessary to protect a legitimate business interest of the party seeking enforcement;

•	if it does not unreasonably restrain the party against whom enforcement is sought; and

•	if it is not contrary to the public interest.

Enforceability of a non-competition covenant is determined by a court based on all of the facts and circumstances of the specific case at the time enforcement is sought. For this reason, it is not possible for us to predict whether, or to what extent, a court will enforce Sprint’s covenants not to compete against us during the term of the non-competition agreement. If a court were to determine that the non-competition agreement is unenforceable, Sprint could compete directly against us in the directory publishing business in the previously restricted markets. We cannot assure you that our inability to enforce the non-competition agreement with Sprint would not have a material adverse effect on our financial condition or results of operations.

Significant Business Development

On January 3, 2003, we completed the acquisition of SPA for $2,213.5 million in cash, after a preliminary working capital adjustment. The purchase price is subject to a final working capital adjustment. SPA is the publisher of 260 revenue-generating yellow pages directories in 18 states. Prior to this acquisition, we acted as a sales agent and pre-press publishing vendor for SPA for 44 of these directories in 4 states. The acquisition transforms the Company from a sales agent and pre-press vendor into a leading publisher of yellow pages directories.

To finance the acquisition, we entered into a new $1,525 million Credit Facility, consisting of a $500 million Term Loan A, a $900 million Term Loan B and a $125 million Revolver. We also issued $325 million 8 7/8% Notes and $600 million 10 7/8% Notes. Finally, the GS Funds purchased $200 million of Preferred Stock.

To take advantage of favorable market conditions and to ensure the timely consummation of the SPA acquisition, we issued the Notes and borrowed the Term Loan B in December 2002. The total gross proceeds of $1,825 million were deposited and held in escrow pending the SPA acquisition closing. The GS Funds also invested an initial $70 million through the purchase of 70,000 shares of Preferred Stock. This investment was a portion of their $200 million commitment. At the closing of the SPA acquisition, the GS Funds purchased the remaining $130 million of Preferred Stock and we borrowed the Term Loan A and $10 million under the Revolver.

In connection with the transaction, we entered into a directory services license agreement, a trademark license agreement and a non-competition agreement with Sprint . The directory services license agreement gives us the exclusive right to produce, publish and distribute directories for Sprint in the markets where Sprint currently provides local telephone service. The trademark license agreement gives us the exclusive right to use certain Sprint trademarks, including the Sprint diamond logo, in those markets. The non-competition agreement prohibits Sprint from producing, publishing and distributing print directories or selling local advertising in those markets, with certain limited exceptions. These agreements are all interrelated and each has initial terms of 50 years, subject to earlier termination under specified circumstances.

Prior to the acquisition, we provided sales agency and pre-press publishing services to SPA. Accordingly, at December 31, 2002, we had an aggregate receivable of $43.3 million for commissions, pre-press publishing fees and priority distribution income from SPA. As a result of the acquisition, these receivables became intercompany items and were included as part of the purchase price. Also, long-term liabilities at December 31, 2002 include an amount due to Sprint of $7.0 million, which we paid in cash at the closing.

The acquisition was accounted for as a purchase business combination and the purchase price was allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their respective fair values on the acquisition date. The results of the SPA business will be included in our consolidated results from and after January 3, 2003, the acquisition closing date. Accordingly, the results of SPA are not included in our audited financial statements at or for the year ended December 31, 2002.

The allocation of the purchase price to the fair value of assets acquired and liabilities assumed is shown in the table below. The purchase price allocation is preliminary and based on the best information currently available and could change as additional information arises.

($ in millions)
Calculation of allocable purchase price:
Cash	$2,213.5
Allocable transaction costs	15.1

Total allocable purchase price	$2,228.6

Estimated allocation of purchase price:
SPA net assets acquired	$85.6
Directory Services Agreements	1,625.0
Customer relationships	260.0
Trade names	30.0
Estimated profit on executed sales contracts	8.3
Fair value adjustments:
Reverse pre-acquisition deferred revenue	292.8
Reverse deferred directory costs associated with directories published pre-acquisition	(89.5)
Eliminate SPA historical deferred tax and goodwill	(43.5)
Other	(14.5)

Fair value of net assets acquired	2,154.2
Goodwill	74.4

Total purchase price	$2,228.6

The Company – Prior to the SPA Acquisition

The discussion below relates to the results of the Company for the three years ended December 31, 2002. Through 2002, we were a leading independent marketer of yellow pages advertising services in the United States. Our business was organized into two reportable operating segments: the DonTech Partnership and Directory Advertising Services.

DonTech

DonTech is a 50/50 perpetual partnership with an operating unit of SBC. DonTech acts as the exclusive sales agent for yellow pages directories published by SBC in Illinois and northwest Indiana and receives a commission from SBC. Income from DonTech is comprised of our 50% interest in the net profits of DonTech and revenue participation income received directly from an affiliate of SBC. Revenue participation income is based on a percentage of DonTech advertising sales and comprises approximately 80% to 85% of the total annual income related to DonTech. Total income from DonTech accounted for 76%, 79% and 72% of operating income before General & Corporate costs and other unallocated expenses for the years ended December 31, 2002, 2001 and 2000, respectively. Certain general and administrative expenses incurred to support this business are not allocated to the DonTech segment. As income from DonTech accounts for a significant portion of our operating income, a material decline in the advertising sales of DonTech would likely have a material adverse effect on our results of operations and financial condition. We also provide certain pre-press publishing services for those SBC directories for which DonTech sells advertising, the income from which was included in our DAS segment as described below. Although DonTech provides advertising sales of yellow pages and other directory products similar to DAS, the partnership is considered a separate operating segment since, among other things, the partnership has its own Board of Directors and the employees of DonTech, including its officers and managers, are not our employees. Following the SPA transaction, DonTech continues to act as a sales agent for SBC and earn commissions when an advertising contract is signed. Further, we will continue to account for DonTech under the equity method of accounting.

Historical Directory Advertising Services

Within our DAS segment, we sold yellow pages advertising for affiliated entities of Sprint and performed pre-press publishing services for yellow pages directories. We were the exclusive sales agent in the greater Orlando, Florida market (“Central Florida”) for an operating unit of Sprint and the exclusive sales agent in Nevada, Florida, Virginia and North Carolina for CenDon LLC (“CenDon”), a joint venture with Centel Directory Company (“Centel”), a subsidiary of Sprint. Other Sprint affiliates sold yellow pages advertising in other markets in these states. We received sales commissions on all advertising sold for Sprint and CenDon and a priority distribution on our membership interest in CenDon. The amount of priority distribution earned was based on a percentage of CenDon advertising sales. Prior to the acquisition, a material decline in advertising sales in these markets could have had a material adverse effect on our results of operations and financial condition.

The DAS segment also included pre-press publishing services provided to SBC and Sprint for their respective yellow pages directories for which we sold advertising under separately negotiated contracts. The agreement with SBC extends through 2008. The agreement with Sprint was scheduled to expire in 2003. We also provided pre-press publishing services to an unaffiliated third party under an agreement that expired at the end of 2002. We have jointly agreed to an orderly transition of work that will take place during the first quarter of 2003. Revenue from our pre-press publishing services operation accounted for approximately 42%, 43% and 23% of total consolidated revenue in 2002, 2001 and 2000, respectively. However, going forward, revenue from pre-press publishing services will account for a significantly lower percentage of total revenue as consolidated revenues will be considerably higher. DAS also included all information technology costs.

The results of the DAS segment for 2000 included the operating results of the Cincinnati proprietary directory business, the Bell Atlantic sales agency business, the Get Digital Smart Internet business and equity losses of ChinaBig.com Limited (“ChinaBig”) through the dates of transactions that caused changes in the reporting of each respective business. The 2000 results of DAS also include a one-time operating income benefit of $15.8 million from the restructuring and extension of the CenDon Partnership. See “– Factors Affecting Comparability” below for more information.

Critical Accounting Policies

Certain amounts in our financial statements require that management make assumptions and estimates based on the best available information at that time. Actual results could vary from these estimates and assumptions. Those accounting policies that involve assumptions or estimates on our part that could have a material effect on results of operations or financial condition if the actual results differ from the assumptions or estimates are presented below. For additional information on our accounting policies, see Note 1 to the Consolidated Financial Statements in Item 8.

Principles of Consolidation. The consolidated financial statements include the accounts of R.H. Donnelley Corporation and its direct and indirect wholly owned subsidiaries All intercompany transactions and balances have been eliminated. DonTech is accounted for under the equity method as we do not have control, but do have the ability to exercise significant influence over its operating and financial policies. Accordingly, the results of DonTech are not consolidated in our financial statements, but our share of its net profits is reported as partnership and joint venture income in our Consolidated Statements of Operations.

Revenue Recognition. During the three years ended December 31, 2002, we earned sales commission revenue from the sale of advertising on behalf of Sprint and fees for pre-press publishing services. As a sales agent for Sprint, we recognized sales commission revenue at the time an advertising contract was executed with a customer. Sales commission revenue was recorded net of potential sales allowances, which were estimated, based on historical experience. If an advertiser was not satisfied with its yellow pages advertisement (e.g. misspelled business name, incorrect business address or number, etc.), the publisher had discretion to adjust the contract value. Since commissions were earned based on the aggregate value of advertising contracts, our commissions would have also been adjusted under those circumstances. Concurrent with the recognition of sales commission revenue, we recorded a sales allowance of approximately 1% of sales commission revenue, based on historical experience. The amount of sales allowance recorded was subsequently adjusted based on actual results. Historically, the actual amount of sales allowances was consistent with our estimates and significant adjustments were not made. Revenue from pre-press publishing operations was recognized as services were performed. We recognized no allowances for pre-press publishing services.

As a result of the acquisition, we will recognize revenue from the sale of directory advertising in Sprint Yellow Pages® directories and certain related direct costs under the deferral and amortization method, whereby revenues and direct costs are recognized ratably over the life of a directory, which is typically twelve months. Revenue recognition for pre-press publishing services remains unchanged.

Trade Receivables. Trade receivables represented sales commissions earned from the sale of advertising on behalf of Sprint and fees earned for pre-press publishing services. We established an allowance for doubtful accounts for sales commissions based upon historical experience and contractual limitations. The sales agency agreement between Centel and us limited our exposure to bad debts at a specified percentage of sales. Actual bad debts for CenDon directories over the last three years exceeded our maximum contractual exposure. Accordingly, an increase in the actual bad debt rate would not have directly impacted our results of operations or financial condition. Under the Central Florida sales agency agreement, our exposure to bad debts was not contractually limited. We estimated our bad debt expense based on historical experience and made subsequent adjustments, if necessary, based on actual results. Receivables for sales commissions were billed to the publisher upon directory publication and collected in accordance with contractual provisions, typically in the same month of publication, but no later than nine months after publication.

Receivables for pre-press publishing services were billed and collected in accordance with the terms of the applicable agreement, generally a monthly pro rata amount based on the annual contract value. If actual volumes exceeded contracted volumes, an additional amount is billed to the publisher at year-end. Although we will no longer bill Sprint for these services, we will continue to bill and collect from SBC through the end of the contract in 2008.

After the acquisition, our receivables from advertising sales in Sprint Yellow Pages® directories represent the full contract value of the advertisement as opposed to a commission on the contract value. Rather than SPA being our trade debtor, we have assumed a direct billing relationship with directory advertisers. We bill most local advertisers on a monthly basis over the life of a directory. See “Concentration of Credit Risk” below and “ – Forward Looking Information – Reliance on, and extension of credit to, small- and medium-sized businesses.” SBC remains our trade debtor with respect to the sale of advertising in DonTech markets.

Pension and Other Postretirement Benefits. Pension and other postretirement benefits represent estimated amounts to be paid to employees in the future. The accounting for benefits reflects the recognition of these benefit costs over the employees’ approximate service period based on the terms of the plan and the investment and funding decisions made. The determination of the benefit obligations and the net periodic pension and other postretirement benefit costs requires management to make assumptions regarding the discount rate, return on retirement plan assets, increase in future compensation and health care cost trends. Changes in these assumptions can have a significant impact on the projected benefit obligation, funding requirement and net periodic benefit cost. The assumed discount rate is the rate at which the pension benefits could be settled. We use the rates on Aa corporate bonds as a basis for determining our discount rate assumption. The expected long-term rate of return on plan assets is based on the mix of assets held by the plan and the expected long-term rates of return within each asset class. The anticipated trend of future health care costs is based on historical experience and external factors. See Note 9 to the Consolidated Financial Statements in Item 8 for further information regarding our benefit plans.

Effective January 1, 2003, we reduced our rate of return on plan assets from 9.75% to 8.25%. As a result of low investment returns over the last few years, as well as our outlook for the long-term, particularly for equity securities, we determined that the assumed rate of return of 9.75% no longer reflected our best estimate of future long-term returns. Based on the current investment environment and the pension plan’s asset allocation, we determined that a long-term rate of return of 8.25% better reflected our expectations for future long-term returns. For the year ended December 31, 2002, pension income was $1.7 million. Had our assumed rate of return on plan assets been 8.25% at the beginning of 2002, pension income would have been approximately $0.6 million. We estimate that pension expense will be approximately $1.2 million in 2003.

Earnings per Share. Basic earnings per common share (EPS) are generally calculated by dividing income available to common shareholders by the weighted average number of common shares outstanding. However, because the Preferred Stock contains certain participation rights, EITF Topic D-95, “Effect of Participating Securities on the Computation of Basic Earnings Per Share,” (“Topic D-95”) requires that the dilutive effect of those securities be included in the weighted average number of shares outstanding. Furthermore, Topic D-95 requires that the dilutive effect to be included in basic EPS may be calculated using either the if-converted method or the two-class method. However, the dilutive effect of the Preferred Stock cannot be less than that which would result from the application of the two-class method. We have elected to use the if-converted method in calculating basic EPS.

Diluted EPS are calculated by dividing net income by the weighted average common shares outstanding plus common share equivalents. Common share equivalents include stock options and warrants, the dilutive effect of which is calculated using the treasury stock method, and Preferred Stock, the potential dilutive effect of which is calculated using the if-converted method.

Concentration of Credit Risk. We maintain a significant receivable balance from SBC for revenue participation income and pre-press publishing services. The revenue participation receivable is subject to adjustment, based on collections by SBC from individual advertisers; however, the adjustment is limited based on contractual provisions. The receivables for revenue participation and pre-press publishing services are recorded at net realizable value. We do not foresee a material credit risk associated with the collection of these receivables, although we can give no assurance that full payment will continue to be received on a timely basis. At December 31, 2002, we also had aggregate receivables from SPA for commissions, pre-press publishing fees and priority distribution income of $43.3 million. As a result of the acquisition, these receivables became intercompany items.

After the acquisition, a significant portion of our net revenue is derived from selling advertising to local small- and medium-sized businesses. These advertisers enter into twelve-month advertising sales contracts and typically make monthly payments over the term of the contract. Some advertisers pre-pay the full amount or a portion of the contract value. Most advertisers, including all new advertisers, are subject to a credit review, and if the advertiser qualifies, we extend credit to them for their advertising purchase. Small- and medium-sized businesses tend to have fewer financial resources and higher financial failure rates than large businesses. In addition, full collection of delinquent accounts can take an extended period of time and involve increased costs. While we do not believe that extending credit to our local advertisers will have a material adverse affect on our results of operations and financial condition, no assurances can be given. We do not require collateral from our advertisers, although we do charge interest to advertisers who do not pay within specified due dates. National advertising is typically paid in full within 30 days of directory publication by the associated CMR.

Employee Stock Options. We follow Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations (APB 25) in accounting for our stock option plan, and, accordingly, no compensation expense related to the issuance of stock options to employees or non-employee directors has been recognized in the three years ended December 31, 2002. We also grant stock options to certain key employees of DonTech. Because DonTech employees are not our employees, current accounting rules require that we recognize compensation expense over the vesting period based on the fair value of the options. We recognized compensation expense of $0.2 million, $0.7 million and $0.2 million in 2002, 2001 and 2000, respectively.

In 2002, options to purchase 1,486,000 shares of our common stock (“Founders Grant”) were granted to certain employees contingent on the consummation of the SPA acquisition. Under APB 25, we will recognize expense of $5.1 million over the next four years.

The following table reflects the pro forma net income and earnings per share assuming we applied the fair value method of SFAS No. 123 “Accounting for Stock-Based Compensation.” The pro forma disclosures shown are not necessarily representative of the effects on income and earnings per share in future years.

(amounts in millions, except per share date)	2002	2001	2000

Net income
As reported	$67.2	$49.8	$124.8
Pro forma	$64.6	$47.6	$123.0
Net income available to common
As reported	$42.5	$49.8	$124.8
Pro forma	$39.9	$47.6	$123.0

(amounts in millions, except per share date)	2002	2001	2000

Basic earnings per share
As reported	$1.42	$1.65	$3.91
Pro forma	$1.33	$1.59	$3.85
Diluted earnings per share
As reported	$1.40	$1.61	$3.83
Pro forma	$1.32	$1.54	$3.78

The fair value of stock options used to compute the pro forma disclosures is estimated using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2002	2001	2000

Dividend yield	0%	0%	0%
Expected volatility	35%	35%	35%
Risk-free interest rate	3.1%	4.8%	6.6%
Expected holding period	4 years	4 years	4 years

In December 2002, the Financial Accounting Standards Board (“FASB”) issued FAS 148, “Accounting for Stock-Based Compensation – Transition and Disclosure – an amendment to FAS 123.” This statement provides alternative methods of transition for a voluntary change to the fair value method of accounting for stock based employee compensation. In addition, the statement amends the disclosure requirements of FAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock based employee compensation and the effect on reported results. The statement is effective for calendar year 2003; however, at this time, we do not intend to voluntarily adopt the provisions of FAS 123.

New Accounting Pronouncements

In April 2002, the FASB issued FAS 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” This statement, among other things, changes the way gains and losses from the extinguishment of debt are reported. Previously, all gains and losses from the extinguishment of debt were required to be reported as an extraordinary item, net of related tax effect. Under FAS 145, gains and losses from the extinguishment of debt should be reported as part of on-going operations, unless the extinguishment of debt is both an unusual and infrequent event for the entity. Previously reported extraordinary gains and losses from the extinguishment of debt that are not unusual or infrequent should be reclassified. This statement is effective for calendar year 2003; however, as permitted, we adopted this statement at the end of 2002. Previously reported extraordinary losses from the extinguishment of debt have been reclassified. Accordingly, interest expense includes the write-off of deferred financing costs associated with the prepayment of debt of $0.5 million, $0.7 million and $1.1 million in 2002, 2001 and 2000, respectively. The adoption of this statement did not impact previously reported net income.

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

In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” This Interpretation elaborates on the disclosures to be made by a guarantor in financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of the guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The recognition and measurement provisions are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements for periods ending after December 15, 2002. We do not guarantee any obligations of third parties (including DonTech); however its indirect subsidiaries jointly and severally, fully and unconditionally guarantee the debt obligations of R.H. Donnelley Inc. See Note 13 to the Consolidated Financial Statements in Item 8.

See Note 1 to the Consolidated Financial Statements in Item 8 for additional information on our accounting policies.

RESULTS OF OPERATIONS
Three Years Ended December 31, 2002

Factors Affecting Comparability

During 2000, the following transactions resulted in a pre-tax net gain of $86.5 million ($53.5 million after-tax) and a one-time operating income benefit of $15.8 million:

•	We executed an agreement with affiliates of Bell Atlantic Corporation, (now known as Verizon Communications, “Bell Atlantic”), for the early termination of our sales agency agreements, sold our Cincinnati proprietary operations and ceased operations of our Get Digital Smart Internet business (“GDS”).

•	We restructured and extended the CenDon sales agency relationship through 2010. The original relationship was set to expire in 2004.

•	In connection with an investment by an unaffiliated third party in ChinaBig, we became a passive investor, and as such, no longer recognized our share of the losses of ChinaBig.

Disposition of Businesses and Related Cost Cutting Actions

On April 27, 2000, we sold our Cincinnati proprietary directory business to Yellow Book USA, Inc. for $8 million.

On June 30, 2000, we entered into an agreement with Bell Atlantic for the early termination of the directory services agreements, as amended (the “Agency Agreements”) between Bell Atlantic and us. Pursuant to the Agency Agreements, we served as exclusive sales agent for Bell Atlantic directories covering substantially all of New York State. The Agency Agreements were scheduled to expire in 2003 and 2005. Under the terms of the agreement, we received a termination payment of $114 million and commission payments for those sales that occurred prior to the closing.

In December 2000, we ceased operations of GDS. GDS was formally launched in February 2000 in the Miami/Ft. Lauderdale market to test the economic viability of providing a variety of products and services designed to deliver a comprehensive package of Internet marketing and e-commerce capabilities to small- and medium-sized local businesses. While the test demonstrated that there was a demand for the products and services being offered, GDS was not broadly capable of providing an adequate return on investment within its originally planned time horizon. We recognized one-time costs of $2.9 million related to the shutdown of the business.

We also implemented cost-cutting measures in 2000, including headcount reductions, at our pre-press publishing facility in Raleigh and corporate headquarters consistent with the new operating structure.

CenDon Partnership Restructuring and Extension

Effective for directories that published after June 30, 2000, we entered into a series of agreements with SPA that effectively restructured the CenDon Partnership as a limited liability company and extended the sales agency arrangement through 2010 (“CenDon Restructuring”). Both the partnership agreement and sales agency agreement were set to expire in 2004. The revised arrangement focused our responsibilities on sales and certain pre-press publishing services and established us as the exclusive sales agent for SPA’s directory products in the markets previously covered by the partnership agreement. SPA assumed responsibility for the printing and delivery of directories, which were previously performed by the CenDon Partnership, and related support services such as marketing, customer service and collections, which were previously performed by us. Under the revised arrangement, SPA managed CenDon. We received sales commissions on all advertising sold, and in consideration for transferring control over the publishing functions to SPA, we also received a priority distribution. The priority distribution was designed to allow us to maintain the same level of profitability that we would have earned under the predecessor CenDon Partnership through its scheduled expiration date in 2004. Under the revised arrangement, total payments from CenDon (sales commission plus priority distribution) were expected to average approximately 37% of CenDon advertising sales through 2004. Starting with sales into 2005 directories, we would not have received a priority distribution but would have received a supplemental sales commission for sales into 2005 through 2007 directories. Total payments from CenDon (sales commission plus supplemental sales commission) in 2005 were expected to be approximately 35% of CenDon advertising sales and to decline four percentage points per year through 2007. For sales into 2008 through 2010 publications, we would have received our base 23% commission on CenDon advertising sales.

Under the revised arrangement, revenue and related costs were recognized at the time of sale, whereas, under the previous CenDon Partnership, where we shared responsibility for the publishing and delivery functions, revenue and related costs were recognized at the time of directory publication. Accordingly, a one-time operating income benefit of $15.8 million was recorded in 2000 related to advertising sales made and costs incurred prior to the effective date of the agreement for directories that published subsequent to the effective date of the agreement.

ChinaBig Investment and Impairment Charge

We presently have a nominal 18% interest in ChinaBig, which publishes yellow pages directories and offers Internet directory services in the People’s Republic of China. In connection with an equity investment by an unaffiliated third party and in order to facilitate the raising of additional capital and provide greater flexibility, on June 15, 2000, ChinaBig and each existing investor restructured the existing joint venture agreement of ChinaBig to, among other things, significantly reduce our ability to influence the operations of ChinaBig. As a result, we became a passive investor in ChinaBig and began to account for this investment under the cost method. Prior to June 15, 2000, we accounted for this investment under the equity method. Therefore, subsequent to June 15, 2000, equity losses of ChinaBig were no longer recognized in the consolidated statement of operations.

In November 2001, we received an independent third party valuation of ChinaBig’s current business plan, capital needs and outlook for profitability and cash flow. The valuation was conducted in connection with a proposed equity financing. The results of the valuation provided a range of possible estimated fair values for ChinaBig, all of which implied that the fair value of this investment was substantially lower than the carrying value of $13.4 million. Accordingly, an impairment charge of $11.4 million was recorded in 2001 to write this investment down to an amount that we believed was the best estimate of the current fair value of the investment at that time. After reviewing ChinaBig’s 2002 operating results, we determined that sufficient evidence did not exist to support the carrying value of this investment and that the probability of realizing any value from this investment in the foreseeable future was remote. Accordingly, an additional impairment charge of $2.0 million was recorded to write off the remaining book value of the investment in 2002.

Restructuring and Special Charge

In 2001, a restructuring and special charge of $18.6 million was recorded in connection with executive management employment transition arrangements and the expiration of a pre-press publishing contract, which was expected to result in the elimination of approximately 100 positions during 2002. The charge included:

•	$9.9 million associated with executive management transition arrangements, including severance, accrued pension benefits and other related costs;

•	$3.3 million for other employee severance and related costs;

•	$4.4 million for idle leased space in the Raleigh publishing facility and planned relocation of the corporate headquarters due to excess capacity; and

•	$1.0 million for professional fees and the write-off of assets no longer considered useable.

As a result of the SPA acquisition, we determined that certain costs originally anticipated in the restructuring charge would not be incurred. Specifically, idle leased space in the Raleigh publishing facility will now be utilized, planned severance and other related costs will be significantly less and the corporate headquarters is no longer expected to be relocated. Accordingly, income of $6.4 million was recognized in 2002 from the reversal of $6.7 million of the original reserve, partially offset by a charge of $0.3 million for additional costs paid in connection with the executive management transition.

As Adjusted Results

Due to the disposition of businesses during 2000 and the one-time benefit from the CenDon Restructuring, we have presented 2000 results on both a reported basis and an as adjusted basis to facilitate comparisons with 2001 and 2002 reported results. The as adjusted information was derived by excluding from the reported amounts the revenue, advertising sales, and expenses of the Bell Atlantic, Cincinnati and GDS operations through the date of their disposition, as well as the one-time items from the CenDon Restructuring. We believe the as adjusted information is more indicative of our underlying financial and operational performance and better reflected the results of our continuing businesses at that time. The as adjusted information does not purport to represent what our actual results would have been had the transactions occurred as of the assumed dates or to project the results of operations or financial condition for any future period.

We have historically presented both the reported results and as adjusted information for 2000 as described above in our Management’s Discussion and Analysis of Financial Condition and Results of Operations. In addition, our narrative discussion of the results and underlying reasons for variances from one period to another focused on the as adjusted information because management believed it was more indicative of underlying financial and operating performance. However, in response to the Securities and Exchange Commission’s recent adoption of Regulation G and related rules, the discussion below focuses on the underlying reasons and causes of variances in the reported amounts from one period to the next. We have maintained the tabular presentation of both the reported results and as adjusted information and disclosure of reconciling items for comparative purposes.

Net Revenue

During the reporting periods, revenue was derived entirely from our DAS segment (with the exception of $0.2 million of revenue from GDS in 2000). As a sales agent for Sprint, we earned commission revenue based on the annual billing value of advertisements sold for Sprint directories in the period (“Sprint calendar sales”). Sales commission revenue was recorded net of an estimate for potential claims allowances. We also earned revenue from providing pre-press publishing services.

The amount of commission revenue recognized was directly correlated to Sprint calendar sales recorded during the period. We managed the sale of advertising on a directory-by-directory basis and organized each directory into a sales campaign. A typical sales campaign lasts two to five months and ends approximately two months before a directory is scheduled to be published. Therefore, changes in the beginning and ending dates of a sales campaign and the actual sales recorded at any point during the campaign can vary from one period to the next. These variations could have caused sales commission revenue in the period to be materially different from the prior comparative period. Reported and as adjusted net revenue were as follows:

($ amounts in millions)				2002 vs. 2001		2001 vs. 2000

	2002	2001	2000	$ Change	% Change	$ Change	% Change

Reported
Commission revenue	$43.1	$42.7	$115.7	$0.4	0.9%	$(73.0)	(63.1)%
Sales allowances	(0.4)	1.1	(6.9)	(1.5)	n/m	8.0	n/m

Net commission revenue	42.7	43.8	108.8	(1.1)	(2.5)	(65.0)	(59.7)
Pre-press publishing fees	31.1	32.9	32.3	(1.8)	(5.5)	0.6	1.9

Total revenue – DAS	73.8	76.7	141.1	(2.9)	(3.8)	(64.4)	(45.6)
GDS	—	—	0.2	—	—	(0.2)	n/m

Total	$73.8	$76.7	$141.3	$(2.9)	(3.8)%	$(64.6)	(45.7)%

As adjusted
Commission revenue (a)	$43.1	$42.7	$47.2	$0.4	0.9%	$(4.5)	(9.5)%
Sales allowances (a)	(0.4)	1.1	(2.2)	(1.5)	n/m	3.3	n/m

Net commission revenue	42.7	43.8	45.0	(1.1)	(2.5)	(1.2)	(2.7)
Pre-press publishing fees	31.1	32.9	32.3	(1.8)	(5.5)	0.6	1.9

Total revenue – DAS	73.8	76.7	77.3	(2.9)	(3.8)	(0.6)	(0.8)
GDS (b)	—	—	—	—	—	—	--
Total	$73.8	$76.7	$77.3	$(2.9)	(3.8)%	$(0.6)	(0.8)%

(a)	Excludes Bell Atlantic commission revenue of $47.4 million and sales allowances of $4.7 million and a revenue benefit of $21.0 million from the CenDon Restructuring in 2000.

(b)	Excludes revenue for GDS in 2000.

Net revenue was $73.8 million, $76.7 million and $141.3 million for 2002, 2001 and 2000, respectively. Net commission revenue decreased $1.1 million in 2002 compared to 2001 primarily due to the reversal of $1.4 million of sales claims allowances in 2001. Fees from pre-press publishing services declined $1.8 million primarily due to a reduction in volumes resulting from the expiration of a pre-press publishing contract in December 2002.

Net revenue in 2001 declined $64.6 million, or 45.7% from 2000 primarily due to the loss of revenue in 2001 from the Bell Atlantic business and a revenue benefit of $21.0 million in 2000 from the CenDon Restructuring. Revenue from Bell Atlantic in 2000 was $42.8 million. On an as adjusted basis, revenue in 2000 was $77.3 million, which was in-line with 2001 revenue.

Calendar Advertising Sales

Commission revenue, priority distribution income from Sprint, and revenue participation income from SBC are directly correlated to the value of advertising sales made during the period. The table below sets forth the value of advertising that we sold on behalf of Sprint (and Bell Atlantic in 2000) and that DonTech sold on behalf of SBC during the periods noted. DonTech manages its selling process in a manner similar to how we manage our selling process. Accordingly, the annual billing value of advertisements sold for SBC directories in the period (“DonTech calendar sales”) can vary from one period to the next due to changes in the beginning and ending dates of a sales campaign and the actual sales recorded at any point during the campaign.

Reported and as adjusted calendar sales by segment were as follows:

($ amounts
in millions)				2002 vs. 2001		2001 vs. 2000

	2002	2001	2000	$ Change	% Change	$ Change	% Change

Reported
DonTech	$402.9	$422.6	$428.2	$(19.7)	(4.7)%	$(5.6)	(1.3)%
DAS	186.8	185.3	469.5	1.5	0.8	(284.2)	(60.5)

Total	$589.7	$607.9	$897.7	$(18.2)	(3.0)%	$(289.8)	(32.3)%

As adjusted
DonTech	$402.9	$422.6	$428.2	$(19.7)	(4.7)%	$(5.6)	(1.3)%
DAS (a)	186.8	185.3	191.7	1.5	0.8	(6.4)	(3.3)

Total	$589.7	$607.9	$619.9	$(18.2)	(3.0)%	$(12.0)	(1.9)%

(a)	Excludes Bell Atlantic sales of $182.0 million and a sales benefit from the CenDon Restructuring of $95.8 million in 2000.

Calendar sales were $589.7 million, $607.9 million and $897.7 million for 2002, 2001 and 2000, respectively. DonTech calendar sales declined 4.7% in 2002 and 1.3% in 2001. The decline in 2002 DonTech calendar sales reflects continued advertiser uncertainty from weak economic conditions, competition and changes in the servicing of sales campaigns to call on customers closer to the time when directories publish. The decline in 2001 reflects the weakening economic environment, which began affecting DonTech sales in the latter part of 2001, increased competition in Chicago and low consumer confidence resulting in advertisers not increasing their advertising spending and lower new business sales.

DAS calendar sales increased slightly during 2002 compared to 2001 as we began to see signs that these markets may be trending back towards historical growth levels. DAS sales in 2001 decreased 60.5% compared to 2000 mainly due to the loss of Bell Atlantic sales of $182.0 million and a one-time sales benefit of $95.8 million from the CenDon Restructuring. Excluding these items, calendar sales declined $6.4 million or 3.3% due to the weakening economy, tighter credit standards in light of the weakening economy and increased uncertainty among advertisers in certain Sprint markets. The effects of the weakening economy and increased uncertainty were exacerbated in the tourist-based markets of Las Vegas and Orlando.

Publication Advertising Sales

Management also reviews and analyzes the value of advertising sales on behalf of Sprint (and Bell Atlantic in 2000) and by DonTech on behalf of SBC in directories that published during the period (“publication sales”). We compare publication sales for the period against publication sales for the same directories published in the prior year period (a “same store sales” type metric). We believe that a comparison of publication sales from one period to another gives an indication of underlying sales growth in directories as this metric removes the timing factors associated with a sales campaign. However, publication sales did not have a direct correlation to our reported revenue or profitability in the indicated period because calendar sales drive revenue and profitability and occur prior to publication dates.

Reported and as adjusted publication sales by segment were as follows:

($ amounts
in millions)				2002 vs. 2001		2001 vs. 2000

	2002	2001	2000	$ Change	% Change	$ Change	% Change

Reported
DonTech	$418.2	$434.0	$430.5	$(15.8)	(3.6)%	$3.5	0.8%
DAS	184.7	193.5	431.4	(8.8)	(4.5)	(237.9)	(55.1)

Total	$602.9	$627.5	$861.9	$(24.6)	(3.9)%	$(234.4)	(27.2)%

As adjusted
DonTech	$418.2	$434.0	$430.5	$(15.8)	(3.6)%	$3.5	0.8%
DAS (a)	184.7	193.5	193.3	(8.8)	(4.5)	0.2	0.1

Total	$602.9	$627.5	$623.8	$(24.6)	(3.9)%	$3.7	0.6%

(a)	Excludes Bell Atlantic sales of $238.1 million in 2000.

Publication sales were $602.9 million, $627.5 million and $861.9 million for 2002, 2001 and 2000, respectively. For 2002, publication sales at DonTech declined 3.6% and publication sales at DAS declined 4.5% compared to 2001. These declines were due to difficult economic conditions, reduced spending by advertisers and uncertainty and caution in the small business market following the events of September 11, 2001. Two of our largest sales campaigns, Sprint’s Las Vegas and SBC’s Chicago Consumer directories, were in their peak selling period immediately after September 11th. Both these directories published in early 2002 with the advertising sales value of the 2002 publications being substantially below the value of the 2001 publications. However, since our revenue and profitability were driven by calendar sales, the shortfall in the 2002 Las Vegas and Chicago Consumer directories were reflected in our 2001 results and did not directly impact our revenue or profitability in 2002.

Publication sales at DonTech in 2001 were relatively flat compared to 2000 as sales in 2001 were adversely affected by the weakening economy, uncertainty among advertisers and increased competition. DAS publication sales declined $237.9 million, or 55.1% mainly due to the loss of publication sales from the Bell Atlantic business in 2001. Publication sales in 2000 from Bell Atlantic were $238.1 million. Publication sales from Sprint in 2001 were flat compared to 2000 due to the weakening economy, tighter credit standards in light of the weakening economy and increased uncertainty among advertisers, especially in the tourist based market of Orlando.

Expenses

Reported and as adjusted expenses were as follows:

($ amounts in millions)				2002 vs. 2001		2001 vs. 2000

	2002	2001	2000	$ Change	% Change	$ Change	% Change

Reported
Operating expenses	$46.4	$47.8	$101.0	$(1.4)	(2.9)%	$(53.2)	(52.7)%
G&A expenses	16.4	16.6	25.2	(0.2)	(1.2)	(8.6)	(34.1)
Restructuring and special charge	(6.4)	18.6	—	(25.0)	n/m	18.6	N/m
Investment impairment charge	2.0	11.4	—	(9.4)	n/m	11.4	N/m
D&A expense	6.3	10.8	15.4	(4.5)	(41.7)	(4.6)	(29.9)

Total	$64.7	$105.2	$141.6	$(40.5)	(38.5)%	$(36.4)	(25.7)%

As adjusted
Operating expenses (a)	$46.4	$47.8	$50.3	$(1.4)	(2.9)%	$(2.5)	(5.0)%
G&A expenses (b)	16.4	16.6	22.5	(0.2)	(1.2)	(5.9)	(26.2)
Restructuring and special charge	(6.4)	18.6	—	(25.0)	n/m	18.6	N/m
Investment impairment charge	2.0	11.4	—	(9.4)	n/m	11.4	N/m
D&A expense (c)	6.3	10.8	12.7	(4.5)	(41.7)	(1.9)	(15.0)

Total	$64.7	$105.2	$85.5	$(40.5)	(38.5)%	$19.7	23.0%

(a)	Excludes operating expenses for Bell Atlantic of $30.4 million, Cincinnati of $0.7 million, GDS of $9.0 million and expenses in connection with the CenDon Restructuring of $10.6 million in 2000.

(b)	Excludes general and administrative expenses for Bell Atlantic of $2.4 million and Cincinnati of $0.3 million in 2000.

(c)	Excludes depreciation and amortization expense of $2.6 million for Bell Atlantic and $0.1 million for Cincinnati in 2000.

Operating expenses were $46.4 million, $47.8 million and $101.0 million for 2002, 2001 and 2000, respectively. The decrease in 2002 operating expenses compared to 2001 was primarily due to a favorable settlement of $1.1 million for CenDon Partnership advertiser receivables (the “CenDon settlement”) and reduced headcount through attrition in our Raleigh facility. In 2002, we settled CenDon Partnership accounts receivable issues for approximately $2.1 million less than the amount reserved in our financial statements to cover potential losses. The remaining $1.0 million benefit was recognized as partnership income. We established reserves for these receivable issues over time as we became aware of relevant facts and circumstances. While we were a party to the CenDon Partnership, the reserves established were offset against partnership income. Subsequent to the CenDon Restructuring, the reserves established were charged to expense. Accordingly, the reversal of the reserves established was recorded to the same accounts to which the original reserve was recorded.

Operating expenses in 2001 decreased $53.2 million, or 52.7% compared to the prior year as 2000 includes $40.1 million of operating expenses from the Bell Atlantic, Cincinnati and GDS businesses and one-time expenses of $10.6 million from the CenDon Restructuring. The remaining decrease in operating expenses in 2001 was due to lower sales compensation related costs proportionate to the decrease in sales, the full year effect of cost savings initiatives implemented during 2000 and the absence of sales and production costs associated with our cable television yellow pages product, which was discontinued at the end of 2000.

General and administrative (G&A) expenses were $16.4 million, $16.6 million and $25.2 million for 2002, 2001 and 2000, respectively. G&A expense benefited in 2002 from lower salary and benefit costs due to the executive management transition, but these savings were offset by $1.2 million of expenses incurred in connection with the SPA acquisition. The majority of acquisition-related expenses were capitalized as part of the transaction. G&A expenses in 2001 decreased $8.6 million compared to 2000 primarily due to a full year effect of the cost savings initiatives implemented during 2000. Due to reduced headcount, savings were realized from lower salary and benefit costs, lower facilities costs due to the consolidation of staff and the elimination of corporate planning and international development efforts. In addition, $2.7 million of G&A expenses from the Bell Atlantic and Cincinnati businesses incurred in 2000 were not incurred in 2001.

See “Factors Affecting Comparability — Restructuring and Special Charge and ChinaBig Investment and Impairment Charge” for a discussion of the amounts reflected in the above table.

Depreciation and amortization expense was $6.3 million, $10.8 million and $15.4 million in 2002, 2001 and 2000, respectively. Depreciation and amortization expense has been steadily declining as a result of reduced capital spending, including software development, the write-off of assets from the disposition of businesses and significant software development costs incurred in our Raleigh pre-press publishing operation in 1995 and 1996 becoming fully amortized during 2000 and 2001.

Partnership and Joint Venture Income

Partnership and joint venture income (“partnership income”) includes our 50% share of the net income of DonTech, revenue participation income from SBC and the priority distribution on our membership interest in CenDon LLC. In 2000, partnership income also included equity losses from our ChinaBig investment. Effective June 16, 2000, we began to account for this investment under the cost method. Partnership income was as follows:

($ amounts in millions)				2002 vs. 2001		2001 vs. 2000

	2002	2001	2000	$ Change	% Change	$ Change	% Change

DonTech	$117.1	$122.4	$124.0	$(5.3)	(4.3)%	$(1.6)	(1.3)%
CenDon	19.8	17.6	24.8	2.2	12.5	(7.2)	(29.0)
ChinaBig	—	—	(1.1)	—	—	1.1	n/m

Total	$136.9	$140.0	$147.7	$(3.1)	(2.2)%	$(7.7)	(5.2)%

Partnership income was $136.9 million, $140.0 million and $147.7 million for 2002, 2001 and 2000, respectively. Partnership income from DonTech decreased $5.3 million in 2002 and $1.6 million in 2001 primarily due to the decline in DonTech calendar sales of 4.3% and 1.3% in 2002 and 2001, respectively. As previously stated, DonTech calendar sales have declined due to a weakening economy, low consumer confidence in certain markets and competition.

Partnership income from CenDon increased $2.2 million in 2002 partially due to the increase in calendar sales coupled with an increase in the priority distribution rate in 2002 from 12.9% to 13.2%. Partnership income for 2002 also included a $1.0 million benefit from the CenDon settlement. Partnership income from CenDon in 2001 decreased $7.2 million compared to 2000. The decrease is mainly due to a benefit of $5.4 million from the CenDon Restructuring in 2000 and lower sales in 2001.

Operating Income

Operating income from DonTech includes our 50% share of the net profits of DonTech and revenue participation income from SBC. Operating income from DAS includes the results of, and those costs directly incurred by, each constituent business unit, less an allocation of certain shared expenses based on estimated business usage. General & Corporate represents overhead and administrative costs that are not allocated to the DAS business units. Reported and as adjusted operating income were as follows:

($ amounts in millions)				2002 vs. 2001		2001 vs. 2000

	2002	2001	2000	$ Change	% Change	$ Change	% Change

Reported
DonTech	$117.1	$122.4	$124.0	$(5.3)	(4.3)%	$(1.6)	(1.3)%
DAS	38.2	32.9	48.1	5.3	16.1	(15.2)	(31.6)
General & Corporate	(13.7)	(13.8)	(15.8)	0.1	0.7	2.0	12.7
GDS	—	—	(8.9)	—	—	8.9	n/m

Segment Operating Income	141.6	141.5	147.4	0.1	(0.0)	(5.9)	(4.0)
Restructuring and special charge	6.4	(18.6)	—	25.0	n/m	(18.6)	n/m
Investment impairment charge	(2.0)	(11.4)	—	9.4	n/m	(11.4)	n/m

Total	$146.0	$111.5	$147.4	$34.5	30.9%	$(35.9)	(24.4)%

($ amounts in millions)				2002 vs. 2001		2001 vs. 2000

	2002	2001	2000	$ Change	% Change	$ Change	% Change

As adjusted
DonTech	$117.1	$122.4	$124.0	$(5.3)	(4.3)%	$(1.6)	(1.3)%
DAS (a)	38.2	32.9	26.0	5.3	16.1	6.9	26.5
General and Corporate	(13.7)	(13.8)	(15.8)	0.1	0.7	2.0	12.7
GDS (b)	—	—	—	—	—	—	--

Segment Operating Income	141.6	141.5	134.2	0.1	(0.0)	7.3	5.4
Restructuring and special charge	6.4	(18.6)	—	25.0	n/m	(18.6)	n/m
Investment impairment charge	(2.0)	(11.4)	—	9.4	n/m	(11.4)	n/m

Total	$146.0	$111.5	$134.2	$34.5	30.9%	$(22.7)	(16.9)%

(a)	Excludes an operating income benefit of $15.8 million from the CenDon Restructuring, operating income for Bell Atlantic of $7.3 million and operating loss for Cincinnati of $1.0 million in 2000.

(b)	Excludes the operating loss of $8.9 million for GDS in 2000.

Operating income was $146.0 million, $111.5 million and $147.4 million in 2002, 2001 and 2000, respectively. Operating income from DonTech decreased $5.3 million in 2002 and $1.6 million in 2001. See “Partnership and Joint Venture Income” above for further details of the decrease in DonTech operating income.

Operating income from DAS increased $5.3 million in 2002 compared to 2001 due to higher sales at Sprint, the contractual increase in the priority distribution rate and the benefit from the CenDon settlement. This increase was partially offset by a reversal of $1.4 million of sales claims allowances in 2001. DAS operating income also benefited from lower software amortization expense as the significant amount of investment in software development made at the Raleigh publishing facility in 1995 and 1996 was fully amortized during 2000 and 2001. DAS operating income in 2001 decreased $15.2 million compared to 2000 as operating income for 2000 included a one-time benefit of $15.8 million from the CenDon Restructuring and operating income of $6.3 million from Bell Atlantic and Cincinnati. The decrease in 2001 operating income caused by these items was partially offset by lower information technology and publishing costs due to the full-year benefit of cost cutting initiatives and strategic actions taken in 2000 plus higher Sprint income from cost management and controls and the reversal of prior period sales claims allowances.

General and Corporate costs were consistent with last year as lower salary and benefit costs from the executive management transition in 2002 were offset by $1.2 million of costs related to the acquisition of SPA. General and Corporate costs decreased $2.0 million in 2001 compared to 2000 primarily due to cost cutting initiatives and headcount reductions that resulted in lower salary and benefit costs, lower rental costs, the elimination of corporate planning and international development efforts and lower depreciation expense.

Interest and Taxes

Interest expense was $35.5 million, $27.4 million and $35.9 million in 2002, 2001 and 2000, respectively. Interest expense for 2002 includes $12.7 million of interest incurred on the $1,825 million of proceeds from Term Loan B and the Notes that were held in escrow. Interest expense, excluding the interest on the funds in escrow, was $22.8 million, $4.6 million lower than 2001 due to lower outstanding borrowings and lower interest rates. Interest income in 2002 of $2.0 million includes $1.5 million of income on the funds held in escrow. Interest expense in 2002 and 2001 benefited from prepayments of $65 million of debt in 2001 and $90 million of debt in 2000.

The effective tax rate for 2002, 2001 and 2000 was 40.0%, 41.9% and 38.2%, respectively. The effective tax rate in 2002 and 2001 was impacted by the ChinaBig investment impairment charges, which were not deductible against income for tax purposes. These charges represent capital losses and can only be offset against capital gains. These charges also gave rise to a deferred tax asset of $6.1 million that can only be realized by offsetting future capital gains. Given our current business portfolio and projections of future results, we believe that the probability of generating future capital gains to realize this asset is remote. Accordingly, a valuation allowance for the full value of the asset was established.

Other (expense) income

Other (expense) income in 2002 consisted of a $1.5 million charge related to our interest rate swap and a $1.0 million reversal of remaining reserves related to the disposition of businesses in 2000. Other (expense) income in 2000 consisted of the net gain on the disposition of businesses.

As a result of the then-pending repayment of existing variable rate debt in connection with the SPA acquisition, our interest rate swap no longer qualified for hedge accounting treatment at December 31, 2002. Accordingly, a charge of $1.5 million, previously recognized in accumulated other comprehensive loss on the balance sheet, was taken against earnings.

The calculation of the gain recorded in 2000 for the disposition of businesses included certain reserves established in connection with the termination of the Agency Agreements with Bell Atlantic. These reserves were based on the best information available to us at the time of the transaction. At December 31, 2002, we believe that sufficient time has elapsed since the transaction and that no additional costs will be incurred. Accordingly, remaining reserves of $1.0 million were reversed into income.

Net income and net income available to common shareholders

Net income was $67.2 million, $49.8 million and $124.8 million in 2002, 2001 and 2000, respectively. The dividend on the Preferred Stock, whether paid in cash or allowed to accrue, reduces net income and the residual is net income available to common shareholders. For 2002, net income was reduced by a Preferred Stock dividend of $24.7 million to derive net income available to common shareholders of $42.5 million.

The amount of the Preferred Stock dividend includes the stated 8% dividend of $0.5 million (pro rata for the period outstanding) and a deemed dividend for a beneficial conversion feature (“BCF”) of $24.2 million. The BCF is a function of the conversion price of the Preferred Stock ($24.05), the fair value of the warrants ($5.3 million based on the Black Scholes model and an exercise price of $26.28) and the fair market value of the underlying common stock on the date of issuance ($29.92). The full amount of the BCF is treated as a deemed dividend in 2002 as the Preferred Stock was convertible into common stock immediately after issuance. An additional BCF of $38.2 million resulted from the issuance of 130,000 additional shares of Preferred Stock to the GS Funds in January 2003, which will be recorded as a deemed dividend in the first quarter 2003.

Earnings Per Share

Basic earnings per common share (EPS) are generally calculated by dividing income available to common shareholders by the weighted average number of common shares outstanding. However, because the Preferred Stock contains certain participation rights, Topic D-95 requires that the dilutive effect of those securities be included in the weighted average number of shares outstanding. Furthermore, Topic D-95 requires that the dilutive effect included in basic EPS may be calculated using either the if-converted method or the two-class method. However, the dilutive effect of the Preferred Stock cannot be less than that which would result from the application of the two-class method.

Diluted EPS are calculated by dividing net income by the weighted average common shares outstanding plus common share equivalents. Common share equivalents include stock options and warrants, the dilutive effect of which is calculated using the treasury stock method, and Preferred Stock, the potential dilutive effect of which is calculated using the if-converted method.

For the years ended December 31, 2001 and 2000, basic earnings per share were calculated by dividing net income by the weighted average common shares outstanding during the year and diluted earnings per share were calculated by dividing net income by the weighted average common shares outstanding plus potentially dilutive common shares, primarily stock options, calculated using the treasury stock method.

EPS for the years ended December 31, 2002, 2001 and 2000 are presented below.

( in thousands, except per share data)	2002	2001	2000

Net income available to common	$42,475	$49,815	$124,758

Weighted average common shares outstanding	29,643	30,207	31,947
Dilutive effect of stock options	655	769	647

Weighted average common and common equivalent shares outstanding	30,298	30,976	32,594

Earnings per share
Basic	$1.42	$1.65	$3.91
Diluted	$1.40	$1.61	$3.83

The calculation of EPS for 2002 is as follows:

Basic EPS – If-Converted Method
Income available to common	$42,475
Preferred Stock dividend	24,702

Net income	$67,177

Weighted average common shares outstanding	29,643
Weighted average common equivalent shares assuming conversion of Preferred Stock	281

	29,924

Basic earnings per share – if-converted method	$2.24

At December 31, 2002, the Preferred Stock was convertible into 2,933,888 shares of common stock. However, since the Preferred Stock was issued in November 2002, the number of common share equivalents included in the EPS calculation has been weighted for the actual time the Preferred Stock was outstanding during the year.

Basic EPS – Two-Class Method
Income available to common and common equivalent	$42,475
Amount allocable to common shares (1)	99%

Rights to undistributed earnings	$42,051
Weighted average common shares outstanding	29,643

Basic earnings per share – two-class method	$1.42

(1) 29,643 / (29,643 + 281)

Diluted EPS
Net income available to common	$42,475

Weighted average common shares outstanding	29,643
Dilutive effect of stock options	655

Weighted average common and common equivalent shares outstanding	30,298

Diluted EPS	$1.40

The conversion of the Preferred Stock was not reflected in the calculation of diluted EPS because the effect was anti-dilutive.

LIQUIDITY AND CAPITAL RESOURCES

The SPA acquisition was financed through borrowings under our new $1,525 million Credit Facility, the issuance of $325 million 8 7/8% Notes and $600 million 10 7/8% Notes and the issuance of $200 million of Preferred Stock to the GS Funds. To take advantage of favorable market conditions and to ensure the timely consummation of the SPA acquisition, in December 2002, we incurred debt under and received the gross proceeds of the Term Loan B and the Notes. The total proceeds of $1,825 million were deposited and held in escrow pending the closing of the SPA acquisition. Additionally, the GS Funds invested an initial $70 million of their $200 million commitment through the purchase of 70,000 shares of Preferred Stock and warrants to purchase 577,500 shares of our common stock in November 2002. We issued the Preferred Stock earlier than anticipated in order to facilitate the cure of a technical default under the indenture governing the Existing Notes. The technical default resulted from our inadvertent failure to cause certain subsidiaries to be added as guarantors to such indenture in 2000. The net proceeds of $69.3 million from the issuance of Preferred Stock and warrants were used to offset certain restricted payments that were made in 2000 and 2001. As a result, the technical default was cured.

At December 31, 2002, we had $1,936.5 million of cash and cash equivalents. This amount included the proceeds of $1,825 million held in escrow, $69.3 million from the issuance of Preferred Stock and warrants and $34.4 million of the $40.0 million drawn under our previous revolver. Accordingly, $1,928.7 million of the cash on hand at year-end was restricted and intended to be used to finance the SPA acquisition, repay existing debt and pay transaction costs.

On January 3, 2003, we borrowed $510 million consisting of $500 million Term Loan A proceeds and $10 million under the Revolver. We also received the proceeds of $1,825 million held in escrow and the GS Funds purchased the remaining $130 million of Preferred Stock and warrants to purchase 1,072,500 shares of our common stock. These proceeds were used to acquire the common stock of SPA, repay existing debt and pay transaction costs.

The sources and uses of funds in connection with the acquisition are summarized as follows:

Sources:
Proceeds from the Credit Facility	$1,410.0
Proceeds from the Notes	925.0
Proceeds from the sale of Preferred Stock and warrants	200.0	(1)
Available cash	29.8

Total sources	$2,564.8

Uses:
Purchase price	$2,213.5
Payment of CenDon obligations	14.0
Repay existing debt, including accrued interest	244.2
Fees and expenses	93.1

Total uses	$2,564.8

(1)	Calculated prior to the application of a 1% closing payment and other fees.

In connection with a tender offer and exit consent solicitation, $128.8 million of the Existing Notes were repurchased on January 3, 2003. We borrowed an initial $1,410 million under the Credit Facility contingent upon our repurchase of the entire $150 million aggregate principal amount of the Existing Notes. Any proceeds that were not used to repurchase the Existing Notes were required to be repaid to the lenders under the Credit Facility. Accordingly, $21.2 million, representing the amount of Existing Notes that remain outstanding following the tender offer and exit consent solicitation, was repaid to the lenders under the Credit Facility shortly after the consummation of the acquisition.

The Credit Facility bears interest, at our option, at either:

•	The highest of (i) a base rate as determined by Deutsche Bank Securities Inc., Salomon Smith Barney Inc. or Bear, Sterns & Co. Inc.; (ii) the three-month certificate of deposit rate plus 1/2 of 1%, and (iii) the Federal Funds Effective Rate (as defined) plus 1/2 of 1%; or

•	LIBOR rate plus an applicable margin. We may elect interest periods of 1, 2, 3, 6 or 12 months for LIBOR borrowings.

The Credit Facility and the indentures governing the Notes contain usual and customary negative covenants that, among other things, place limitations on our ability to (i) incur additional indebtedness, including capital leases and liens; (ii) pay dividends and repurchase our capital stock; (iii) enter into mergers, consolidations, acquisitions, asset dispositions and sale-leaseback transactions; (iv) make capital expenditures; and (v) issue capital stock of our subsidiaries. The Credit Facility also contains financial covenants relating to maximum leverage, minimum interest coverage, minimum fixed charge coverage and maximum senior leverage. The Revolver and Term Loan A mature December 2008 and the Term Loan B loan matures June 2010. Substantially all of our assets, including the capital stock of our subsidiaries, are pledged to secure our obligations under the Credit Facility.

The Preferred Stock is convertible at any time at a price of $24.05. The cumulative dividend of 8% is compounded quarterly and may be paid in cash or allowed to accrue, at our option. The Credit Facility significantly limits our ability to pay the Preferred Stock dividends in cash through 2004. The warrants issued in November 2002 have an exercise price of $26.28 and the warrants issued in January 2003 have an exercise price of $28.62. These warrants can be exercised at any time before they expire on January 3, 2008. We intend to issue treasury stock to satisfy conversion of the Preferred Stock and exercise of warrants.

As a result of the acquisition, we have a significant amount of debt and our debt service requirements are significantly higher than in the past. Aggregate outstanding debt as of January 3, 2003 was $2,356.2 million. The Term Loan A and Term Loan B require quarterly principal payments beginning in the first quarter of 2003. In addition to the $21.2 million repaid under the Credit Facility, we have prepaid an additional $75 million of debt that was outstanding at January 3, 2003. As of March 17, 2003, we have $125 million of borrowing capacity under the Revolver. The following table sets forth our commitments for debt and lease payments for the next five years and thereafter. The $58.7 million of required principal payments in 2003 include only the scheduled principal payments under the Credit Facility and do not include the repayment of existing debt on January 3, 2003 or the $75 million prepayment of new debt.

	2003	2004	2005	2006	2007	Thereafter	Total

Debt payments	$58.7	$75.2	$75.2	$75.2	$91.8	$1,883.9	$2,260.0
Lease commitments	7.0	6.2	2.6	0.4	0.4	1.8	18.4

Total	$65.7	$81.4	$77.8	$75.6	$92.2	$1,885.7	$2,278.4

Our primary source of liquidity will continue to be cash flows from operations as well as available borrowing capacity under the Revolver. Cash flows from operations will consist mainly of cash receipts from advertisers from the sale of advertising in our yellow pages directories, revenue participation payments received directly from SBC based on the value of advertising sales sold by DonTech and cash distributions from DonTech. Our primary liquidity requirement will be for principal and interest payments on our debt.

Our ability to meet our debt service requirements will depend on our ability to generate cash flow in the future. Our primary sources of cash flow will consist mainly of cash receipts from the sale of advertising in our yellow pages directories and revenue participation payments and cash distributions related to DonTech. These sources are directly dependent on the value of yellow pages advertising sold and can be impacted by, among other factors, general economic conditions, competition from other yellow pages directory publishers and other alternative products, consumer confidence and the level of demand for yellow pages advertising. We believe that the cash flow from operations, along with borrowing capacity under the Revolver, will be adequate to fund our operations and meet our debt service requirements for at least the next 12 to 24 months. However, we make no assurances that our business will generate sufficient cash flow from operations or that sufficient borrowing will be available under the Revolver to enable us to fund our operations and meet all debt service requirements.

Pre-Acquisition Liquidity

Cash flow from operations in 2002 was $50.0 million compared to $86.9 million in 2001. The decrease of $36.9 million is mainly due to payments of:

•	$13.5 million for the 2001 executive management transition;

•	$14.9 million relating to the SPA acquisition; and

•	$4.9 million of interest on the acquisition financing proceeds placed into escrow.

Cash flow from operations in 2001 increased $4.1 million compared to the $82.8 million in 2000. Payments of accounts payable and accrued liabilities decreased $53.7 million as 2000 included significant payments for severance and taxes related to the Bell Atlantic and Cincinnati transactions and cash receipts from the DonTech Partnership and CenDon joint venture in excess of income increased $9.6 million, primarily due to the timing of cash receipts relative to the recognition of income. Income from DonTech and CenDon is recognized when a sales contract is executed; however, cash is not received until the publisher bills the advertiser. Therefore, timing differences exist as to when income is recognized and cash is collected. Partially offsetting these increases were lower collections of accounts receivable of $41.0 million in 2001 as accounts receivable collections in 2000 included the collection of all outstanding Bell Atlantic receivables at the time of the buyout of the Agency Agreements.

Cash used in investing activities in 2002 was $1,932.4 million, of which $1,928.7 million represents an increase in restricted cash intended to finance the SPA acquisition. Capital expenditures were $3.7 million in 2002 and $4.6 million in 2001. In 2001, we also made our final required investment in ChinaBig of $1.6 million. We currently have no material investment commitments. Cash provided from investing activities was $109.4 million in 2000. This amount included $122.0 million from the buyout of the Bell Atlantic Agency Agreements and sale of our

Cincinnati operations. Capital expenditures in 2001 were $3.1 million lower than 2000 due to lower capital requirements resulting from the reduction in headcount and disposition of businesses.

Cash provided by financing activities of $1,875.6 million in 2002 consisted primarily of:

•	$1,825 million of proceeds from Term Loan B and the Notes;

•	$40.0 million borrowed under our previous revolving credit facility, $34.4 million of which was used to fund interest and underwriting fees into escrow; and

•	$69.3 million received from the issuance of Preferred Stock and warrants to the GS Funds; net of

•	$62.5 million used to repay debt.

There were no treasury stock repurchases in 2002 as we suspended our share repurchase programs in the first quarter of 2002 while we analyzed various acquisition and growth opportunities.

Cash used by financing activities in 2001 was $121.5 million and consisted of debt prepayments of $65.0 million, treasury stock repurchases of $64.0 million and proceeds from option exercises of $7.5 million. Cash used by financing activities in 2000 was $139.1 million and consisted of debt prepayments of $90.0 million and a scheduled principal repayment of $3.0 million, treasury stock repurchases of $53.6 million and proceeds from option exercises of $7.5 million.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Pre-Acquisition Interest Rate Risk and Risk Management

We were exposed to interest rate risk through our prior credit facility, under which we borrowed at prevailing short-term rates. We have an outstanding interest rate swap agreement with a notional principal amount of $75 million, whereby we pay a fixed rate of 5.9% and receive floating rate payments based on 3-month LIBOR rates. For 2002, the weighted average rate received was 1.1%. This swap agreement expires in June 2003. Due to the pending repayment of variable rate debt under our prior credit agreement in conjunction with the SPA acquisition, at December 31, 2002, the interest rate swap no longer qualified for hedge accounting treatment. We recognized a charge of $1.5 million in 2002 to record the swap at its fair market value. We expect that changes in the fair value of the swap in 2003 will result in a gain of approximately $1.5 million as the swap approaches maturity and the fair value declines to zero. We intend to hold this interest rate swap through its expiration date.

The outstanding interest rate swap exposes us to credit risk in the event that we are in a net gain position and the counter party to the agreement does not, or cannot meet its obligation. The notional amount is used to measure interest to be paid or received and does not represent the amount of exposure to credit loss. The loss would be limited to the amount that would have been received, if any, over the remaining life of the swap agreement. At December 31, 2002, we were in a net loss position of $1.5 million (see “Market Risk Sensitive Instruments” below), and therefore, were not exposed to credit risk. The counterparty to the swap is a major financial institution and, were we in a net gain position, we would expect this counterparty to be able to perform its obligations under the swap. We use derivative financial instruments for hedging purposes only and not for trading or speculative purposes. A discussion of our accounting policies and further disclosure relating to these financial instruments is included in Note 1 to the Consolidated Financial Statements included in Item 8.

Market Risk Sensitive Instruments

The provisions of SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS 137 and FAS 138 (“SFAS 133”), require that derivative instruments be recorded at fair value. At December 31, 2002, our interest rate swap did not meet the requirements for hedge accounting treatment and in accordance with SFAS 133, the unrealized fair value of the swap, which is the difference between what we would have to pay to terminate the swap, and the book value of the swap, was a loss of $1.5 million. This amount was recognized as a non-operating expense in 2002. The fair value of the swap was based on quoted market prices.

Post-Acquisition Interest Rate Risk and Risk Management

The Credit Facility and Revolver bear interest at variable rates. Accordingly, our earnings and cash flow are affected by changes in interest rates. On the closing date, the weighted average interest rate of borrowings under the Credit Facility and Revolver was 7.1%. Assuming a 1/8% increase in the average interest rate of these borrowings, annual interest expense would increase approximately $1.7 million. Under the terms of the Credit Facility, we are required to implement interest rate management strategies that would allow us to effectively fix the interest rate on at least 50% of our total outstanding debt no later than March 31, 2003. We are reviewing various strategies and anticipate entering into agreements that would enable us to fix the interest rate of approximately $250 million of variable rate debt.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders
of R.H. Donnelley Corporation:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, shareholders’ deficit and cash flows present fairly, in all material respects, the financial position of R.H. Donnelley Corporation and its subsidiaries (the “Company”) at December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion.

/s/ PRICEWATERHOUSECOOPERS LLP

New York, New York
February 21, 2003

R.H. DONNELLEY CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31,

(in thousands, except share and per share data)	2002	2001

Assets
Current Assets
Cash and cash equivalents	$7,787	$14,721
Restricted cash	1,928,700	—

Total cash, cash equivalents and restricted cash	1,936,487	14,721
Accounts receivable
Trade	31,978	29,240
Other	1,582	4,121
Allowance for doubtful accounts	(4,772)	(6,339)

Total accounts receivable	28,788	27,022
Other current assets	3,399	2,275

Total current assets	1,968,674	44,018
Fixed assets and computer software – net	12,008	14,514
Partnership and joint venture investments	202,236	208,989
Prepaid pension	22,748	20,956
Other non-current assets	17,709	7,504

Total Assets	$2,223,375	$295,981

Liabilities, Redeemable Convertible Preferred Stock and Shareholders’ Deficit
Current Liabilities
Accounts payable and accrued liabilities	$18,586	$25,381
Restructuring and other related liabilities	1,675	16,357
Current portion of long-term debt	13,780	2,846

Total current liabilities	34,041	44,584
Long-term debt	2,075,470	283,904
Long-term restructuring liability	—	4,934
Deferred income taxes – net	60,783	52,632
Pension and postretirement benefits	7,264	7,431
Other non-current liabilities	12,958	13,809

Total liabilities	2,190,516	407,294
Commitments and contingencies
Redeemable convertible preferred stock	63,459	—
Shareholders’ Deficit
Common stock, par value $1 per share, authorized – 400,000,000 shares; issued – 51,621,894 shares for 2002 and 2001, respectively	51,622	51,622
Additional paid-in capital	63,913	32,043
Warrants outstanding	5,330	—
Unamortized restricted stock	(327)	(336)
Retained earnings (deficit)	13,605	(28,870)
Treasury stock, at cost, 21,900,818 shares for 2002 and 22,231,910 shares for 2001	(164,743)	(163,442)
Accumulated other comprehensive loss	—	(2,330)

Total shareholders’ deficit	(30,600)	(111,313)

Total Liabilities, Redeemable Convertible Preferred Stock and Shareholders’ Deficit	$2,223,375	$295,981

The accompanying notes are an integral part of the consolidated financial statements.

R.H. DONNELLEY CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,

	2002	2001	2000

(in thousands, except per share data)
Gross revenue	$74,209	$75,713	$148,109
Sales allowances	(403)	1,026	(6,822)

Net revenue	73,806	76,739	141,287
Expenses
Operating expenses	46,421	47,833	101,029
General and administrative expenses	16,432	16,643	25,143
Restructuring and special (benefit) charge	(6,405)	18,556	—
Investment impairment charge	2,000	11,432	—
Depreciation and amortization	6,249	10,767	15,433

Total expenses	64,697	105,231	141,605
Partnership and joint venture income	136,873	139,964	147,693

Operating income	145,982	111,472	147,375
Interest expense	(35,499)	(27,411)	(35,908)
Interest income	1,951	1,763	3,912
Other (expense) income	(451)	—	86,495

Income before income taxes	111,983	85,824	201,874
Provision for income taxes	44,806	36,009	77,116

Net income	67,177	49,815	124,758
8% cumulative dividend on Preferred Stock	544	—	—
Deemed dividend on Preferred Stock	24,158	—	—

Net income available to common shareholders	$42,475	$49,815	$124,758

Earnings per share
Basic	$1.42	$1.65	$3.91

Diluted	$1.40	$1.61	$3.83

Shares used in computing earnings per share
Basic	29,643	30,207	31,947

Diluted	30,298	30,976	32,594

Comprehensive Income:
Net income available to common shareholders	$42,475	$49,815	$124,758
Unrealized loss on interest rate swaps, net of tax benefit	—	(2,330)	—

Comprehensive income	$42,475	$47,485	$124,758

The accompanying notes are an integral part of the consolidated financial statements.

R.H. DONNELLEY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,

	2002	2001	2000

(in thousands)
Cash Flows from Operating Activities
Net income	$67,177	$49,815	$124,758
Reconciliation of net income to net cash provided by operating activities:
Depreciation and amortization	6,249	10,767	15,433
Deferred income tax	8,151	(8,281)	(2,111)
Provision for bad debts	2,897	2,978	4,306
Other noncash charges	1,746	2,481	3,302
Restructuring and special (benefit) charge	(6,694)	18,556	—
Investment impairment charge	2,000	11,432	—
Gain on disposition of businesses, net of tax	(659)	—	(53,454)
Loss on hedging activities	1,523	—	—
Cash in excess of partnership and joint venture income	6,754	11,893	2,252
(Increase) decrease in accounts receivable	(2,513)	292	41,304
(Increase) decrease in other assets	(16,394)	263	6,226
Decrease in accounts payable and accrued liabilities	(19,014)	(14,982)	(61,097)
(Decrease) increase in other non-current liabilities	(1,268)	1,640	1,847

Net cash provided by operating activities	49,955	86,854	82,766
Cash Flows from Investing Activities
Additions to fixed assets and computer software	(3,743)	(4,550)	(7,717)
Increase in restricted cash	(1,928,700)	—	—
Investment in ChinaBig.com Limited	—	(1,550)	(4,938)
Proceeds from disposition of businesses	—	—	122,009

Net cash (used in) provided by investing activities	(1,932,443)	(6,100)	109,354
Cash Flows from Financing Activities
Repayment of debt under Existing Credit Facility	(62,500)	(65,000)	(93,000)
Proceeds from the issuance of Preferred Stock	69,300	—	—
Proceeds from the issuance of long-term debt	1,865,000	—	—
Purchase of treasury stock	—	(63,981)	(53,627)
Proceeds from employee stock option exercises	3,754	7,511	7,554

Net cash provided by (used in) financing activities	1,875,554	(121,470)	(139,073)

(Decrease) increase in cash and cash equivalents	(6,934)	(40,716)	53,047
Cash and cash equivalents, beginning of year	14,721	55,437	2,390

Cash and cash equivalents, end of year	$7,787	$14,721	$55,437

Supplemental Information
Cash interest paid	$27,627	$24,552	$36,750

Income taxes paid	$38,940	$39,608	$82,698

The accompanying notes are an integral part of the consolidated financial statements.

R.H. DONNELLEY CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

	Common Stock and		Unamortized	Retained		Other
	Additional		Restricted	Earnings	Treasury	Comprehensive	Total Shareholders'
	Paid-in Capital	Warrants	Stock	(Deficit)	Stock	Loss	Deficit

(in thousand)
Balance, December 31, 1999	$56,860		$(152)	$(203,443)	$(46,076)		$(192,811)
Net income				124,758			124,758
Employee stock option exercises, including tax benefit	11,096				636		11,732
Restricted stock issued	204		(204)				—
Stock issued for employee bonus plans	1,901				120		2,021
Compensatory stock options	176						176
Restricted stock amortization			124				124
Stock acquired for treasury					(54,510)		(54,510)

Balance, December 31, 2000	70,237		(232)	(78,685)	(99,830)		(108,510)
Net income				49,815			49,815
Employee stock option exercises, including tax benefit	11,101				585		11,686
Restricted stock issued	292		(297)		5		—
Stock issued for employee bonus plans	1,408				90		1,498
Compensatory stock options	627						627
Restricted stock amortization			193				193
Stock acquired for treasury					(64,292)		(64,292)
Unrealized loss on interest rate swaps, including tax benefit						$(2,330)	(2,330)

Balance, December 31, 2001	83,665		(336)	(28,870)	(163,442)	(2,330)	(111,313)
Net income				67,177			67,177
Preferred dividend				(24,702)			(24,702)
Employee stock option exercises, including tax benefit	4,925				260		5,185
Restricted stock issued	216		(221)		5		—
Stock issued for employee bonus plans	2,328				106		2,434
Compensatory stock options	243						243
Stock acquired for treasury					(1,672)		(1,672)
Restricted stock amortization			230				230
Beneficial conversion feature from issuance of Preferred Stock	24,158						24,158
Issuance of warrants		$5,330					5,330
Unrealized loss on interest rate swaps, including tax benefit						2,330	2,330

Balance, December 31, 2002	$115,535	$5,330	$(327)	$13,605	$(164,743)	$—	$(30,600)

The accompanying notes are an integral part of the consolidated financial statements.

R.H. DONNELLEY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data, unless otherwise noted)

1.	Summary of Significant Accounting Policies

Principles of Consolidation. The consolidated financial statements include the accounts of R.H. Donnelley Corporation and its direct and indirect wholly owned subsidiaries (the “Company,” “we,” “us” and “our”). All intercompany transactions and balances have been eliminated. The DonTech Partnership is accounted for under the equity method as we do not have control, but do have the ability to exercise significant influence over DonTech’s operating and financial policies. Accordingly, DonTech’s results are not consolidated in our financial statements, but our share of its net profits is reported as partnership and joint venture income in the Consolidated Statements of Operations.

On January 3, 2003, we acquired all the common stock of Sprint Publishing & Advertising. This business will be included in our consolidated results from and after the acquisition date. Accordingly, the operating results of SPA are not included in our consolidated financial statements at or for the year ended December 31, 2002. (See Note 17, “Subsequent Events”).

Revenue Recognition. We earn revenue in the form of commissions from the sale of advertising and fees from our pre-press publishing services. Sales commission revenue is recognized net of potential claims allowances at the time an advertising contract is executed with a customer. Revenue from pre-press publishing operations was recognized as services are performed.

Partnership and Joint Venture Income and Investments. Partnership and joint venture income includes our 50% share of the net profits of DonTech, revenue participation income from an affiliate of SBC and the priority distribution income on our membership interest in CenDon. Revenue participation income and the priority distribution income are earned and recognized when a sales contract is executed with a customer. Prior to the restructuring of the CenDon relationship, which was effective July 1, 2000, the CenDon Partnership was accounted for under the equity method and we recognized our 50% share of the net profits of CenDon. The carrying value of the DonTech investment, the revenue participation receivable from SBC and the priority distribution receivable from Sprint is included as partnership and joint venture investments. The priority distribution receivable at December 31, 2002 was $16,266. As a result of the acquisition, this receivable became an intercompany item and was included as part of the purchase price.

Cash and Cash Equivalents. Cash equivalents include liquid investments with a maturity of less than three months at their time of acquisition. At December 31, 2002, cash of $1,928,700 was restricted and intended to be used to finance the SPA acquisition.

Trade Receivables. Trade receivables represent sales commissions earned from the sale of advertising and fees for pre-press publishing services. We establish an allowance for doubtful accounts based on the expected collectibility of receivables from advertisers based upon historical experience and contractual provisions. Receivables for sales commissions are billed to the publisher upon directory publication and collected in accordance with contractual provisions, typically in the same month of publication, but no later than nine months after publication. Receivables for pre-press publishing services are billed and collected in accordance with the terms of the applicable agreement.

Trade receivables at December 31, 2002 include $27,206 due from SPA for commissions and pre-press publishing services. As a result of the acquisition, these receivables became intercompany items and were included as part of the purchase price.

Fixed Assets and Computer Software. Fixed assets and computer software are recorded at cost. Depreciation and amortization is provided over the estimated useful lives of the assets using the straight-line method. Estimated useful lives are five years for machinery and equipment, ten years for furniture and fixtures, three to five years for computer equipment and five years for computer software. Leasehold improvements are amortized on a straight-line basis over the shorter of the term of the lease or the estimated useful life of the improvement. Fixed assets and computer software at December 31, 2002 and 2001, consisted of the following:

	2002	2001

Computer software	$65,349	$62,428
Computer equipment	39,958	39,150
Machinery and equipment	3,863	3,863
Furniture and fixtures	4,967	4,953
Leasehold improvements	3,824	3,824

Total cost	117,961	114,218
Less accumulated depreciation and amortization	(105,953)	(99,704)

Net fixed assets and computer software	$12,008	$14,514

Depreciation and amortization expense for the years ended December 31, 2002, 2001 and 2000 was as follows:

	2002	2001	2000

Depreciation of fixed assets	$2,823	$3,803	$5,532
Amortization of computer software	3,426	6,964	9,901

Total depreciation and amortization	$6,249	$10,767	$15,433

Concentration of Credit Risk. We maintain significant receivable balances from SBC and Sprint for sales commissions, pre-press services, revenue participation and priority distribution. The revenue participation receivable from SBC is subject to adjustment, based on collections by SBC from individual advertisers; however, the adjustment is limited based on contractual provisions. Receivables are recorded at net realizable value. We do not foresee a material credit risk associated with collection, although we can give no assurance that full payment will continue to be received on a timely basis. As a result of the SPA acquisition, receivables from Sprint became intercompany items and were included as part of the purchase price.

Pension and Other Postretirement Benefits Pension and other postretirement benefits represent estimated amounts to be paid to employees in the future. The accounting for benefits reflects the recognition of these benefit costs over the employee’s approximate service period based on the terms of the plan and the investment and funding decisions made. The determination of the benefit obligations and the net periodic pension and other postretirement benefit costs requires management to make assumptions regarding the discount rate, return on retirement plan assets, increase in future compensation and health care cost trends. Changes in these assumptions can have a significant impact on the projected benefit obligation, funding requirement and net periodic benefit cost. The assumed discount rate is the rate at which the pension benefits could be settled. We use the rates on Aa corporate bonds as a basis for determining our discount rate assumption. The expected long-term rate of return on plan assets is based on the mix of assets held by the plan and the expected long-term rates of return within each asset class. The anticipated trend of future health care costs is based on historical experience and external factors. See Note 9 for further information regarding our benefit plans.

Effective January 1, 2003, we reduced our rate of return on plan assets from 9.75% to 8.25%. As a result of low investment returns over the last few years, as well as our outlook for the long-term, particularly for equity securities, we determined that the assumed rate of return of 9.75% no longer reflected our best estimate of future long-term returns. Based on the current investment environment and the pension plan’s asset allocation, we determined that a long-term rate of return of 8.25% better reflected our expectations for future long-term returns.

Derivative Financial Instruments. Our derivative financial instruments are limited to interest rate swap agreements used to manage exposure to fluctuations in interest rates on variable rate debt. At December 31, 2002, we had an interest rate swap agreement with a notional value of $75,000 and at December 31, 2001, we had interest rate swaps with a combined notional value of $125,000. We make fixed-rate payments of 5.9% and receive variable-rate payments based on 3-month LIBOR rates. The weighted average rate received was 1.1% in 2002 and 3.0% in 2001.

These periodic payments and receipts are recorded as part of interest expense. The swap agreement at December 31, 2002 will expire in June 2003. We do not use derivative financial instruments for trading or speculative purposes.

As a result of the SPA acquisition and repayment of existing variable rate debt, the $75,000 notional value interest rate swap did not qualify for hedge accounting treatment at December 31, 2002. Because the interest rate swap did not qualify for hedge accounting treatment at December 31, 2002, the unrecognized fair market value of the swap, previously recognized in other accumulated comprehensive loss on the balance sheet, was charged to earnings. Accordingly, a charge of $1,523 was included in other expense, net for the year ended December 31, 2002.

Income Taxes. We account for income taxes under the liability method in accordance with SFAS 109, “Accounting for Income Taxes.” See Note 8 for more information regarding our income tax provision.

Earnings per Share. Basic earnings per common share (EPS) are generally calculated by dividing income available to common shareholders by the weighted average number of common shares outstanding. However, because the outstanding Preferred Stock contains certain participation rights, EITF Topic D-95, “Effect of Participating Securities on the Computation of Basic Earnings Per Share,” requires that the dilutive effect of those securities be included in the weighted average number of shares outstanding. Furthermore, Topic D-95 requires that the dilutive effect to be included in basic EPS may be calculated using either the if-converted method or the two-class method. However, the dilutive effect of the Preferred Stock cannot be less that that which would result from the application of the two-class method. We have elected to use the if-converted method in calculating basic EPS.

Diluted EPS are calculated by dividing net income by the weighted average common shares outstanding plus common share equivalents. Common stock equivalents include stock options and warrants, the dilutive effect of which is calculated using the treasury stock method, and Preferred Stock, the dilutive effect of which is calculated using the if-converted method. The calculation of basic and diluted EPS for 2002 is presented below.

Basic EPS – If-Converted Method
Income available to common	$42,475
Preferred Stock dividend	24,702

Net income	$67,177

Weighted average common shares outstanding	29,643
Weighted average common equivalent shares assuming conversion of Preferred Stock	281

29,942

Basic earnings per share – if-converted method	$2.24

At December 31, 2002, the Preferred Stock was convertible into 2,933,888 shares of common stock. However, since the Preferred Stock was issued in November 2002, the number of common share equivalents included in the EPS calculation has been weighted for the actual time the Preferred Stock was outstanding for the year.

Basic EPS – Two-Class Method
Income available to common and common equivalent	$42,475
Amount allocable to common shares (1)	99%

Rights to undistributed earnings	$42,051
Weighted average common shares outstanding	29,643

Basic earnings per share – two-class method	$1.42

(1)	29,643 / (29,643 + 281)

Diluted EPS
Net income available to common	$42,475

Weighted average common shares outstanding	29,643
Dilutive effect of stock options	655

Weighted average common and common equivalent shares outstanding	30,298

Diluted EPS	$1.40

The conversion of the Preferred Stock was not reflected in the calculation of diluted EPS because the effect was anti-dilutive.

For the years ended December 31, 2001 and 2000, basic earnings per share are calculated by dividing net income by the weighted average common shares outstanding during the year and diluted earnings per share are calculated by dividing net income by the weighted average common shares outstanding plus potentially dilutive common shares, primarily stock options, calculated using the treasury stock method. The calculation of basic and diluted EPS for the years ended December 31, 2001 and 2000 and a comparison to the 2002 EPS is presented below.

	2002	2001	2000

Net income available to common	$42,465	$49,815	$124,758

Weighted average shares of common stock outstanding
Basic shares	29,643	30,207	31,947
Dilutive effect of stock options	655	769	647

Diluted shares	30,298	30,976	32,594

Earnings per share
Basic	$1.42	$1.65	$3.91
Diluted	$1.40	$1.61	$3.83

Employee Stock Options. We follow Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations in accounting for our stock option plan, and, accordingly, no compensation expense related to the issuance of stock options to employees or non-employee directors has been recognized in the three year period ended December 31, 2002. We also grant stock options to certain key employees of DonTech, which are considered compensatory under current accounting rules. Compensation expense of $234, $627 and $176 was recognized in 2002, 2001 and 2000, respectively. The following table reflects the pro forma net income and earnings per share assuming we applied the fair value method of SFAS No. 123 “Accounting for Stock-Based Compensation.” The pro forma disclosures shown are not necessarily representative of the effects on income and earnings per share in future years.

	2002	2001	2000

Net income
As reported	$67,177	$49,815	$124,758
Pro forma	$64,633	$47,621	$123,045
Net income available to common
As reported	$42,475	$49,815	$124,758
Pro forma	$39,931	$47,621	$123,045
Basic earnings per share
As reported	$1.42	$1.65	$3.91
Pro forma	$1.33	$1.58	$3.85
Diluted earnings per share
As reported	$1.40	$1.61	$3.83
Pro forma	$1.32	$1.54	$3.78

The fair value of stock options ($8.29 in 2002, $8.81 in 2001 and $6.15 in 2000) was estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions:

	2002	2001	2000

Dividend yield	0%	0%	0%
Expected volatility	35%	35%	35%
Risk-free interest rate	3.1%	4.8%	6.6%
Expected holding period	4 years	4 years	4 years

Estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses and the disclosure of contingent assets and liabilities. Actual results could differ materially from those estimates and assumptions. Estimates and assumptions are used in the determination of sales allowances, allowances for bad debts, depreciation and amortization, employee benefit plans and restructuring reserve, among others.

Reclassifications. Certain prior year amounts have been reclassified to conform to the current year’s presentation. These reclassifications had no impact on previously reported results of operations or shareholders’ deficit.

New Accounting Pronouncements. In April 2002, the Financial Accounting Standards Board (“FASB”) issued FAS 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” This statement, among other things, changes the way gains and losses from the extinguishment of debt are reported. Previously, all gains and losses from the extinguishment of debt were required to be reported as an extraordinary item, net of related tax effect. Under FAS 145, gains and losses from the extinguishment of debt should be reported as part of on-going operations, unless the extinguishment of debt is both an unusual and infrequent event for the entity. Previously reported extraordinary gains and losses from the extinguishment of debt that are not unusual or infrequent should be reclassified. This statement is effective for calendar year 2003; however, we have adopted this statement at the end of 2002. Previously reported extraordinary losses from the extinguishment of debt have been reclassified. Accordingly, interest expense includes the write-off of deferred financing costs associated with the prepayment of debt of $482, $704 and $1,144 in 2002, 2001 and 2000, respectively. The adoption of this statement did not impact previously reported net income.

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

In December 2002, the FASB issued FAS 148, “Accounting for Stock-Based Compensation – Transition and Disclosure – an amendment to FAS 123.” This statement provides alternative methods of transition for a voluntary change to the fair value method of accounting for stock based employee compensation. In addition, the statement amends the disclosure requirements of FAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock based employee compensation and the effect of the method on reported results. The statement is effective for calendar year 2003; however, at this time, we do not intend to voluntarily adopt the provisions of FAS 123.

In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” This Interpretation elaborates on the disclosures to be made by a guarantor in financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of the guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. This recognition and measurement provisions of this Interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements for periods ending after December 15, 2002. We do not guarantee any obligations of third parties (including DonTech); however we and its indirect subsidiaries jointly and severally, fully and unconditionally guarantee the debt obligations of R.H. Donnelley Inc. See Note 13, Guarantees.

2.	Restructuring and Special Charge

In 2001, we recognized a restructuring and special charge of $18,556 consisting of a special charge of $9,937 in connection with a transition in executive management and a restructuring charge of $8,619 in connection with the expiration of a pre-press publishing contract in December 2002. As a result of the SPA acquisition, management has determined that certain costs originally anticipated in the restructuring charge will not be incurred. Specifically, the idle leased space in the Raleigh publishing facility will now be utilized, planned severance and other related costs will be significantly less and the corporate headquarters will not be relocated. Accordingly, $6,694 of the original charge was reversed. The table below shows the payments and all adjustments applied against the reserve during 2002.

	Executive			Professional
	Management	Other	Facilities	Fees
	Transition	Severance	Related	and Other	Total

Restructuring and special charge	$9,937	$3,252	$4,380	$987	$18,556
Reclass of related liabilities	2,735	—	—	—	2,735

Balance at January 1, 2002	12,672	3,252	4,380	987	21,291
2002 activity
Payments applied against reserve	(12,961)	(161)	—	(89)	(13,211)
Payments charged to expense	289	—	—	—	289
Adjustments	—	(1,418)	(4,380)	(898)	(6,694)

Balance at December 31, 2002	$—	$1,673	$—	$—	$1,675

3.	Investment Impairment Charges

We have a nominal 18% interest in ChinaBig, which publishes yellow pages directories and offers Internet directory services in the People’s Republic of China. In 2001, an independent third party valuation of ChinaBig’s current business plan, capital needs and outlook for profitability and cash flow, prepared in connection with a proposed equity financing by ChinaBig, indicated that the carrying value of our investment was permanently impaired. As a result of this valuation, we recorded an impairment charge of $11,432 in 2001. Further, in 2002, ChinaBig did not achieve its sales objective or generate sufficient operating cash flows to fund operations and meet its obligations and needed to obtain shareholder loans to make up the cash shortfall. Accordingly, we recorded an additional impairment charge of $2,000 to write-off the remaining book value of this investment since we believe that sufficient doubt exists as to ChinaBig’s ability to raise sufficient cash either through operations or additional investments by existing or new investors and we believe that this investment will not provide any value in the foreseeable future.

4.	Long-term Debt and Credit Facilities

Long-term debt at December 31, 2002 and 2001, consisted of the following:

	2002	2001

Existing 9 1/8% Senior Subordinated Notes due 2008	$150,000	$150,000
Existing Senior Secured Term Facilities	114,250	136,750
New Senior Secured Credit Facility	900,000	—
New 8 7/8% Senior Notes due 2010	325,000	—
New 10 7/8% Senior Subordinated Notes due 2012	600,000	—

Total	2,089,250	286,750
Less current portion	13,780	2,846

Long-term debt	$2,075,470	$283,904

The Existing Notes paid interest semi-annually and matured in June 2008. The Existing Notes were callable at our option at any time on or after June 1, 2003 at 104.6% of par. This percentage declined 1.5% after each 12-month period until June 1, 2006, when the Existing Notes were callable at 100% of par. The carrying value of the Existing Notes was $150,000 at December 31, 2002 and 2001 and the fair value of the Existing Notes, determined based on the quoted market price, was $150,900 and $154,425, respectively. See Note 17 – Subsequent Events for additional information relating to the Existing Notes.

The Indenture governing the Existing Notes contained covenants that, among other things, restricted our ability to incur certain additional debt and liens and engage in mergers, consolidations and asset sales. In 2002, we were in technical default under the Existing Senior Secured Term Facilities (“Existing Term Facilities”) and the Indenture governing the Existing Notes resulting from our inadvertent failure to cause certain subsidiaries to be added as guarantors in 2000. In November 2002, we received net proceeds of $69,300 from the issuance of Preferred Stock. These proceeds were used to offset certain restricted payments that were made in 2000 and 2001. As a result, the technical default was cured. At the SPA acquisition closing, we retired $128,755 of Existing Notes. As a result, all covenants under the Existing Notes became void.

The Existing Term Facilities consisted of $74,250 outstanding under committed bank facilities and $40,000 outstanding under our Existing $100,000 Senior evolving Credit Facility (the “Existing Revolver” and together with the Existing Term Facilities, the “Existing Credit Agreement”). Obligations under the Existing Credit Agreement were secured by security interests granted to the lenders in substantially all of our assets, including capital stock of our existing and newly formed subsidiaries. The Existing Credit Agreement contained covenants that, among other things, restricted our ability to engage in mergers, consolidations and asset sales, incur additional indebtedness, pay dividends or create liens and required that we maintain certain financial ratios. The Existing Credit Agreement borrowings bore interest at floating rates based on a spread over the London interbank offered rate (LIBOR) or the greater of either the Prime rate or the Fed Funds rate plus 50 basis points, at our election. The weighted average interest rate of outstanding debt under the Existing Credit Agreement at December 31, 2002 and 2001 was 6.7% and 7.4%, respectively. See Note 17 – Subsequent Events for additional information relating to the Existing Credit Agreement.

In connection with the SPA acquisition, we entered into a new $1,525,000 Credit Facility, consisting of a $500,000 Term Loan A, a $900,000 Term Loan B and a $125,000 Revolver and issued $325,000 8-year 8 7/8% and $600,000 10-year 10 7/8% Notes. At December 31, 2002, gross proceeds of $1,825,000 from Term Loan B and the Notes were held in escrow pending the SPA acquisition closing. See Note 17 – Subsequent Events for additional information relating to this debt.

The Indentures governing the Notes contain covenants that, among other things, restrict our ability and the ability of our subsidiaries to incur certain additional debt and liens; pay dividends on our equity interests or repurchase equity interests; make certain investments; enter into certain types of transactions with affiliates; receive dividends or other payments from our restricted subsidiaries; use assets as security in other transactions; and sell certain assets or merge with or into other companies.

The New Credit Facility and Revolver bear interest, at our option, at either (a) the highest of (i) a base rate as determined by Deutsche Bank Securities Inc., Salomon Smith Barney Inc. or Bear, Stearns & Co. Inc.; (ii) the three-month certificate of deposit rate plus 1/2 of 1%, and (iii) the Federal Funds Effective Rate (as defined) plus 1/2 of 1%, plus in each case an applicable margin or (b) LIBOR plus an applicable margin. We may elect interest periods of 1, 2, 3, 6 or 12 months for LIBOR borrowings.

The Credit Facility contains usual and customary negative covenants that will, among other things, place limitations on our ability to (i) incur additional indebtedness, including capital leases and liens; (ii) pay dividends and repurchase our capital stock; (iii) enter into mergers, consolidations, acquisitions, asset dispositions and sale-leaseback transactions; (iv) make capital expenditures; and (v) issue capital stock of our subsidiaries. The Credit Facility also contains financial covenants relating to maximum leverage, minimum interest coverage, minimum fixed charge coverage and maximum senior secured leverage. The Term Loan B loan matures in June 2010.

Aggregate maturities of long-term debt at December 31, 2002 were:

2003	$13,780
2004	19,872
2005	39,215
2006	77,383
2007	9,000
Thereafter	1,930,000

Total	$2,089,250

5.	Partnership and Joint Venture Investments

DonTech. DonTech acts as the exclusive sales agent for yellow pages directories published by SBC in Illinois and northwest Indiana. Income from DonTech consists of 50% of the net profits of DonTech and revenue participation income received directly from SBC, which is based on the value of advertising sales. Income from DonTech consisted of the following:

	Years Ended December 31,

	2002	2001	2000

50% share of DonTech net profits	$18,480	$19,313	$20,671
Revenue participation income	98,666	103,106	103,354

Total DonTech income	$117,146	$122,419	$124,025

Our investment in DonTech, including the revenue participation receivable from SBC, was $185,969 and $193,810 at December 31, 2002 and 2001, respectively.

CenDon. Through 2002, we were the exclusive sales agent in Nevada, Florida, Virginia and North Carolina for CenDon LLC, a joint venture with Centel Directory Company (“Centel”), a subsidiary of Sprint. Income from CenDon LLC consisted of a priority distribution based on a percentage of CenDon advertising sales. Income from CenDon for the six months ended June 30, 2000 consisted of our 50% interest in the net profit of the CenDon Partnership, a partnership between the Company and Centel. This partnership was restructured to a limited liability company effective July 1, 2000. Income from CenDon LLC and the CenDon Partnership was $19,727, $17,545 and $24,747 in 2002, 2001 and 2000, respectively.

6.	Redeemable Preferred Stock and Warrants

We have 10 million shares of preferred stock authorized and at December 31, 2002, 70,000 shares of Preferred Stock were outstanding.

In November 2002, we issued through a private placement 70,000 shares of Preferred Stock and warrants to purchase 577,500 shares of our common stock, for aggregate gross consideration of $70,000. The Preferred Stock is convertible into common stock at any time after issuance at a price of $24.05 and earns a cumulative dividend of 8% compounded quarterly, which we may pay in cash or allow to accrue, at our option.

The fair value of the Preferred Stock was based on an independent valuation of the security. The value of the warrants ($12.18) was determined based on the Black-Scholes model, with the following assumptions:

Dividend yield	0%
Expected volatility	35%
Risk-free interest rate	3.1%
Expected holding period	5 years

The net proceeds received were allocated to the Preferred Stock and warrants based on their relative fair values. Because the fair market value of the underlying common stock on the date of issuance ($29.92) was greater that the conversion price, a beneficial conversion feature (“BCF”) of $24,158 existed. The BCF is a function of the conversion price of the Preferred Stock, the fair value of the warrants and the fair market value of the underlying common stock on the date of issuance. The BCF was treated as a deemed dividend in 2002. See Note 17 – Subsequent Events.

7.	Stock Option Plans

We maintain a shareholder approved stock option plan whereby certain employees and non-employee directors are eligible to receive stock options, stock appreciation rights, limited stock appreciation rights in tandem with stock options and deferred stock. Options are typically granted at the fair market value of our common stock at the date of the grant. We follow Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations in accounting for our stock option plan, and, accordingly, we typically do not recognize compensation expense related to the issuance of stock options. The options expire not more than ten years from the grant date and the Board determines vesting provisions at the date of the grant. We have yet to grant any stock appreciation rights or limited stock appreciation rights.

Non-employee directors receive options to purchase 1,500 shares and an award of 1,500 deferred shares upon election to the Board. Non-employee directors also receive on an annual basis, options to purchase 1,500 shares and an award of 1,500 deferred shares. Non-employee directors may also elect to receive additional options in lieu of their annual cash retainer fee.

Changes in our stock option plan for the last three years were as follows:

		Weighted Average
		Exercise Price
	Shares	Per Share

Options outstanding, December 31, 1999	3,570,429	$13.82
Granted	685,858	16.65
Exercised	(631,727)	12.58
Canceled or expired	(725,975)	15.40

Options outstanding, December 31, 2000	2,898,585	14.35
Granted	539,084	25.23
Exercised	(585,913)	12.82
Canceled or expired	(222,402)	17.22

Options outstanding, December 31, 2001	2,629,354	16.70
Granted	1,925,995	26.01
Exercised	(255,386)	14.70
Canceled or expired	(17,342)	24.82

Options outstanding, December 31, 2002	4,282,621	$20.97

Available for future grants at December 31, 2002	2,139,270

The following table summarizes information about stock options outstanding and exercisable at December 31, 2002:

	Stock Options Outstanding			Stock Options Exercisable

		Weighted Average	Weighted Average		Weighted Average
		Remaining	Exercise Price Per		Exercise Price Per
Range of Exercise Prices	Shares	Contractual Life	Share	Shares	Share

$9.99-$15.78	1,526,502	5.0 years	$14.26	1,280,978	$14.06
$16.09-$29.12	2,756,119	9.1 years	$24.69	283,679	$20.26

	4,282,621	7.6 years	$20.97	1,564,657	$15.18

At December 31, 2001, there were 2,629,354 options outstanding at a weighted average exercise price per share of $16.70 and 1,350,153 options exercisable at a weighted average exercise price per share of $14.02. At December 31, 2000, there were 2,898,585 options outstanding at a weighted average exercise price per share of $14.35 and 1,357,603 options exercisable at a weighted average exercise price per share of $12.84.

The options granted in 2002 include a grant of 1,486,000 options (“Founders Grant”) to certain employees contingent on the consummation of the SPA acquisition. As a result of the sale of Preferred Stock in connection with the SPA acquisition, a change in control of the Company occurred so that all options granted through the end of 2002, with the exception of the Founders Grant options and options held by senior management (with respect to which the change in control was waived), became fully vested. Accordingly, at January 3, 2003, 2,080,071 options were exercisable at a weighted average exercise price of $17.12.

8.	Income Taxes

Provision for income taxes consisted of:

	2002	2001	2000

Current provision
U.S. Federal	$31,545	$39,977	$67,475
State and local	5,110	4,313	11,752

Total current provision	36,655	44,290	79,227
Deferred provision (benefit)
U.S. Federal	6,915	(7,233)	(1,795)
State and local	1,236	(1,048)	(316)

Total deferred (benefit) provision	8,151	(8,281)	(2,111)

Provision for income taxes	$44,806	$36,009	$77,116

The following table summarizes the significant differences between the U.S. Federal statutory tax rate and our effective tax rate.

	2002	2001	2000

Statutory Federal tax rate	35.0%	35.0%	35.0%
State and local taxes, net of U.S. Federal tax benefit	3.6	2.5	2.5
Non-deductible expense	1.4	4.4	0.7

Effective tax rate	40.0%	41.9%	38.2%

Deferred tax assets and liabilities consisted of the following at December 31, 2002 and 2001:

	2002	2001

Deferred tax assets
Reorganization and restructuring costs	$774	$7,821
Bad debts	1,837	2,302
Postretirement benefits	2,246	2,109
Capital loss carryforward	6,094	4,287
Other	1,450	780

	12,401	17,299
Valuation allowance	(6,094)	(4,287)

Total deferred tax assets	$6,307	$13,012

Deferred tax liabilities
Equity investment	$56,216	$53,262
Pension	8,556	6,655
Capitalized project costs and fixed assets	2,318	5,727

Total deferred tax liabilities	67,090	65,644

Net deferred tax liability	$60,783	$52,632

The investment impairment charge of $2,000 and $11,432 in 2002 and 2001 to write-down the ChinaBig investment contributed to a deferred tax asset of $6,094. The write-down of this investment is treated as a capital loss for income tax purposes and can only be utilized to offset future capital gains. We do not believe that future capital gains will be generated to offset against this capital loss. Accordingly, a valuation allowance was established for the full amount of this asset. However, we believe that we will obtain the full benefit of other deferred tax assets based on an assessment of the Company’s anticipated profitability during the years the deferred tax assets are expected to become tax deductions.

9.	Benefit Plans

Retirement Plans. We have a defined benefit pension plan covering substantially all employees with at least one year of service. The benefits to be paid to employees are based on years of service and a percentage of total annual compensation. The percentage of compensation allocated to a retirement account ranges from 3.0% to 12.5% depending on age and years of service (“cash balance benefit”). Benefits for certain employees who were participants in the predecessor D&B defined benefit pension plan are also determined based on the participant’s average compensation and years of service (“final average pay benefit”) and benefits to be paid will equal the greater of the final average pay benefit or the cash balance benefit. Pension costs are determined using the projected unit credit actuarial cost method. Our funding policy is to contribute an amount at least equal to the minimum legal funding requirement. No contributions were required to be made in 2002, 2001 or 2000. The underlying pension plan assets are invested in diversified portfolios consisting primarily of equity and debt securities.

We also have an unfunded non-qualified defined benefit pension plan, the Pension Benefit Equalization Plan (“PBEP”), which covers senior executives and certain key employees. Benefits are based on years of service and compensation (including compensation not permitted to be taken into account under the previously mentioned defined benefit pension plan). We also had an additional unfunded non-qualified defined benefit plan, the Supplemental Executive Benefit Plan (“SEBP”), which was discontinued at the end of 2001.

We offer a defined contribution savings plan to substantially all employees and contribute 50 cents for each dollar contributed by a participating employee, up to a maximum of 6% of each participating employee’s salary (including bonus and commissions). Contributions under this plan were $724, $776 and $1,287 for the year ended December 31, 2002, 2001 and 2000, respectively.

Other Postretirement Benefits. We have an unfunded postretirement benefit plan that provides certain health care and life insurance benefits to those full-time employees who reach retirement age while working for the Company.

A summary of the funded status of the benefit plans at December 31, 2002 and 2001, was as follows:

	Retirement Plans		Postretirement Plan

	2002	2001	2002	2001

Change in benefit obligation
Benefit obligation, beginning of period	$50,660	$48,668	$5,270	$4,960
Service cost	1,414	1,876	140	120
Interest cost	3,726	3,777	370	360
Plan participant contributions	—	—	70	60
Amendments	9	1,227	—	(440)
Actuarial loss	4,960	1,689	280	250
Benefits paid	(2,907)	(3,037)	(290)	(40)
Special benefits	—	3,452	—	—
Curtailment loss	—	567	—	—
Settlement	—	(7,559)	—	—

Benefit obligation, end of period	$57,862	$50,660	$5,840	$5,270

Change in plan assets
Fair value of plan assets, beginning of period	$63,762	$68,463	$—	$—
Return on plan assets	(4,818)	(1,751)	—	—
Employer contributions	71	87	220	(20)
Plan participant contributions	—	—	70	60
Benefits paid	(2,907)	(3,037)	(290)	(40)

Fair value of plan assets, end of period	$56,108	$63,762	$—	$—

Funded status of plans	$(1,754)	$13,102	$(5,840)	$(5,270)
Unrecognized net loss	22,789	6,084	320	40
Unrecognized prior service costs	1,191	1,300	(300)	(370)

Net amount recognized	$22,226	$20,486	$(5,820)	$(5,600)

Net amounts recognized in the consolidated balance sheets at December 31, 2002 and 2001 were as follows:

	Retirement Plans		Postretirement Plan

	2002	2001	2002	2001

Prepaid pension	$22,748	$20,956	$—	$—
Other non-current liabilities	(522)	(470)	(5,820)	(5,600)

Net amount recognized	$22,226	$20,486	$(5,820)	$(5,600)

The projected benefit obligation and accumulated benefit obligation for the unfunded PBEP at December 31, 2002 and 2001 was as follows:

	2002	2001

Projected benefit obligation	$800	$319
Accumulated benefit obligation	247	39

The net periodic benefit income of the retirement plan for the years ended December 31, 2002, 2001 and 2000 was as follows:

	2002	2001	2000

Service cost	$1,414	$1,876	$2,336
Interest cost	3,726	3,777	3,790
Return on plan assets	(6,952)	(6,690)	(6,397)
Net amortization and deferral	145	210	(259)

Net periodic benefit income	$(1,667)	$(827)	$(530)

Additionally, a charge of $4,823 was recognized in 2001 for special benefits, the settlement of a portion of the liability under the PBEP and the curtailment of the SEBP in connection with the executive management transition arrangements. These costs were included as part of the restructuring and special charge.

The following assumptions were used in determining the benefit obligation and net periodic benefit income for the retirement plan:

	2002	2001	2000

Weighted average discount rate	6.50%	7.25%	7.50%
Rate of increase in future compensation	3.70%	4.41%	4.66%
Expected return on plan assets	9.75%	9.75%	9.75%

Effective January 1, 2003, we will reduce our expected return on plan assets assumption to 8.25%. The net periodic benefit expense of the post-retirement plan for the years ended December 31, 2002, 2001 and 2000 was as follows:

	2002	2001	2000

Service cost	$140	$120	$330
Interest cost	370	360	430
Net amortization and deferral	(70)	(70)	—

Net periodic benefit expense	$440	$410	$760

The discount rate used to determine benefit obligation and net periodic benefit expense for the post-retirement plan was 6.50%, 7.25% and 7.50% for the 2002, 2001 and 2000, respectively.

For measurement purposes, a 10% annual rate of increase in the per capita cost of covered health care benefits was assumed for 2003. The rate was assumed to decrease gradually to 5% through 2011 and remain at that level thereafter. A one-percentage-point increase or decrease would not have a material effect on the net periodic postretirement expense. A one-percentage point increase would have increased the benefit obligation at end of period by $310 and a one-percentage point decrease would have decreased the benefit obligation at end of period by $280.

10.	Commitments

We lease office facilities and equipment under operating leases with non-cancelable lease terms expiring at various dates through 2006. The lease of our corporate headquarters extends through 2011; however, we have the option of canceling this lease in 2006 for a minimal fee. Rent and lease expense for 2002, 2001 and 2000 was $3,090, $3,534 and $7,065, respectively. The non-cancelable minimum rental payments applicable to operating leases at December 31, 2002, were:

2003	$2,717
2004	2,682
2005	1,364
2006	582
Total	$7,345

11.	Litigation

We are involved in various legal proceedings arising in the ordinary course of our business, as well as certain extraordinary litigation and tax matters described below. We periodically assess our liabilities and contingencies in connection with these matters based upon the latest information available to us. For those matters where it is probable that we have incurred a loss and the loss or range of loss can be reasonably estimated, we record reserves in our consolidated financial statements. In other instances, we are unable to make a reasonable estimate of any liability because of the uncertainties related to both the probable outcome and amount or range of loss. As additional information becomes available, we adjust our assessment and estimates of such liabilities accordingly.

Based on our review of the latest information available, we believe our ultimate liability in connection with pending legal proceedings, including the extraordinary litigation and tax matters described below, will not have a material adverse effect on our results of operations, cash flows or financial position, as described further below.

In order to understand our potential exposure under the extraordinary litigation and tax matters described below under the captions “Information Resources, Inc.” and “Tax Matters,” you need to understand the relationship between us and The Dun & Bradstreet Corporation, and certain of its predecessors and affiliates that, through various corporate reorganizations and contractual commitments, have assumed varying degrees of responsibility with respect to such matters.

In November 1996, the company then known as The Dun & Bradstreet Corporation (“D&B1”) separated (the “1996 Distribution”) through a spin-off into three separate public companies: D&B1, ACNielsen Corporation (“ACNielsen”) and Cognizant Corporation (“Cognizant”). In June 1998, D&B1 separated (the “1998 Distribution”) through a spin-off into two separate public companies: D&B1, which changed its name to R.H. Donnelley Corporation (“Donnelley”), and a new company named The Dun & Bradstreet Corporation (“D&B2”). Later in 1998, Cognizant separated (the “Cognizant Distribution”) through a spin-off into two separate public companies: IMS Health Incorporated (“IMS”) and Nielsen Media Research, Inc. (“NMR”). In September 2000, D&B2 separated (the “2000 Distribution”) through a spin-off into two separate public companies: D&B2, which changed its name to Moody’s Corporation (“Moody’s”), and a new company named The Dun & Bradstreet Corporation (“D&B3,” and together with D&B1 and D&B2, also referred to elsewhere in this Form 10-K as “D&B”). As a result of the form of our separation from D&B, we are the corporate successor of, and technically the defendant and taxpayer referred to below as D&B.

Rockland Yellow Pages. In 1999, Sandy Goldberg, Dellwood Publishing, Inc. and Rockland Yellow Pages initiated a lawsuit against the Company and Bell Atlantic Corporation in the United States District Court for the Southern District of New York. The Rockland Yellow Pages is a proprietary directory that competes against a Bell Atlantic directory in the same region, for which we served as Bell Atlantic’s advertising sales agent through June 30, 2000. The complaint alleged that the defendants disseminated false information concerning the Rockland Yellow Pages, which resulted in damages to the Rockland Yellow Pages. In May 2001, the District Court dismissed substantially all of plaintiffs’ claims, and in August 2001, the remaining claims were either withdrawn by the plaintiffs or dismissed by the District Court. The plaintiffs then filed a complaint against the same defendants in New York State Supreme Court, in Rockland County, alleging virtually the same state law tort claim previously dismissed by the District Court and seeking unspecified damages. In October 2001, defendants filed a motion to dismiss this complaint. In May 2002, the Court granted defendants’ motion to dismiss the complaint. Plaintiffs have filed an appeal of this dismissal. Nonetheless, we presently do not believe that the final outcome of this matter will have a material adverse effect on our results of operations or financial condition.

Information Resources, Inc. In 1996, Information Resources, Inc. (“IRI”), filed a complaint in the United States District Court for the Southern District of New York, naming as defendants the Company, as successor of D&B, ACNielsen Company and IMS International Inc., at the time of the filing, all wholly owned subsidiaries of D&B. IRI alleges, among other things, various violations of the antitrust laws, including alleged violations of Sections 1 and 2 of the Sherman Act. The complaint also alleges a claim of tortious interference with a contract and a claim of tortious interference with a prospective business relationship. These claims relate to the acquisition by defendants of Survey Research Group Limited (“SRG”). IRI alleges SRG violated an alleged agreement with IRI when it agreed to be acquired by the defendants and that the defendants induced SRG to breach that agreement. IRI is seeking damages in excess of $350,000, which amount IRI seeks to treble under antitrust laws. IRI is also seeking punitive damages of an unspecified amount. No trial date has been set, and discovery is ongoing. Under the agreements relating to the 1996 Distribution, Cognizant, AC Nielsen and D&B agreed to conduct a joint defense and allocated liabilities amongst themselves. Under the agreements relating to the 1998 Distribution, D&B assumed the defense and agreed to indemnify us against any payments that we may be required to make, including related legal fees. As required by those agreements, Moody’s Corporation, which subsequently separated from D&B in the 2000 Distribution, has agreed to be jointly and severally liable with D&B for the indemnity obligation to us. At this stage in the proceedings, we are unable to predict the outcome of this matter. While we cannot assure you as to any outcome, management presently believes that D&B and Moody’s have sufficient financial resources, borrowing capacity and indemnity rights against IMS and NMR (who succeeded to Cognizant’s indemnity obligations under the Cognizant Distribution) to reimburse us for any payments we may be required to make and related costs we may incur in connection with this matter.

Tax Matters. D&B entered into global tax planning initiatives in the normal course of its business, principally through tax-free restructurings of both their foreign and domestic operations. The status of Internal Revenue Service (“IRS”) reviews of these initiatives is summarized below.

Pursuant to a series of agreements relating to the 1996, 1998, Cognizant and 2000 Distributions, IMS and NMR are jointly and severally liable for, and must pay one-half, and D&B and Moody’s are jointly and severally liable for, and must pay the other half, of any payments over $137,000 for taxes, accrued interest and other amounts resulting from unfavorable IRS rulings on the tax matters summarized below (other than the matter summarized below as “Amortization Expense Deductions — 1997-2002,” for which D&B and Moody’s (jointly and severally) are solely responsible). D&B, on our behalf, was contractually obligated to pay, and did pay, the first $137,000 of tax liability in connection with the matter summarized below as “Utilization of Capital Losses — 1989-1990.” Under the agreements relating to the 1998 Distribution, D&B agreed to assume the defense and to indemnify us for any tax liability that may be assessed against us and any related costs and expenses that we may incur in connection with any of these tax matters. Also, as required by those agreements, Moody’s Corporation has agreed to be jointly and severally liable with D&B for the indemnity obligation to us. Under the agreements relating to the 2000 Distribution, D&B and Moody’s have, between each other, agreed to each be financially responsible for 50% of any potential liabilities that may arise to the extent such potential liabilities are not directly attributable to each party’s respective business operations.

While we cannot assure you as to any outcome in these matters, management presently believes that D&B and Moody’s have sufficient financial resources, borrowing capacity and indemnity rights against IMS and NMR (who succeeded to Cognizant’s indemnity obligations under the Cognizant Distribution) to reimburse us for any payments we may be required to make and related costs we may incur in connection with these tax matters.

Utilization of Capital Losses — 1989-1990
In 2000, D&B filed an amended tax return with respect to the utilization of capital losses in 1989 and 1990 in response to a formal IRS assessment. The amended tax return reflected an additional $561,600 of tax and interest due. In 2000, D&B paid the IRS $349,300 while IMS (on behalf of itself and NMR) paid approximately $212,300 to the IRS. We understand that this payment was made under dispute in order to stop additional interest from accruing, that D&B is contesting the IRS’s formal assessment and would also contest the assessment of amounts, if any, in excess of the amounts paid, and that D&B has filed a petition for a refund in the United States District Court. This case is expected to go to trial in 2004.

Subsequent to making its payment to the IRS in 2000, IMS sought to obtain partial reimbursement from NMR under the terms of the agreements relating to the Cognizant Distribution. NMR paid IMS less than IMS sought. Accordingly, in 2001, IMS filed an arbitration proceeding against NMR claiming that NMR underpaid to IMS its proper allocation of the above tax payments as provided by the agreements relating to the Cognizant Distribution. Neither D&B nor we were party to the Cognizant Distribution. IMS nonetheless sought to include us in this arbitration, arguing that if NMR should prevail in its interpretation against IMS, then IMS could seek to enforce the same interpretation against us (as successor to D&B) under the agreements relating to the 1996 Distribution. The arbitration panel ruled that we are a proper party to this arbitration proceeding. A decision from the arbitration panel on the merits is expected during 2003. If NMR should prevail in the arbitration against IMS and, in turn, IMS should prevail against us, then we believe that our additional liability would be approximately $15,000, net of tax benefits. While we believe that the original interpretation of the tax allocation computation is correct and that the claims of IMS are without merit, if NMR prevails against IMS and in turn IMS prevails against us in this arbitration proceeding, as noted above, D&B and Moody’s would be jointly and severally obligated to indemnify us against any such liability and related costs.

We believe the fact that D&B and IMS have already paid the IRS a substantial amount of additional taxes with respect to the contested tax planning strategies significantly mitigates our risk. While no assurances can be given, we currently believe that D&B and Moody’s have sufficient financial resources, borrowing capacity and indemnity rights against IMS and NMR to reimburse us for any payments we may be required to make and related costs we may incur with respect to this matter.

Royalty Expense Deductions — 1994-1996
During the second quarter of 2002, D&B (on our behalf) received a Notice of Proposed Adjustment from the IRS with respect to a transaction entered into in 1993. In this Notice, the IRS proposed to disallow certain royalty expense deductions claimed by D&B on its 1994, 1995 and 1996 tax returns. The IRS previously concluded an audit of this transaction for taxable years 1993 and 1994 and did not disallow any similarly claimed deductions. We understand that D&B disagrees with the position taken by the IRS in its Notice and has filed a responsive brief to this effect with the IRS. If the IRS were to issue a formal assessment consistent with the Notice, then a payment of the disputed amounts would be required, if D&B opted to challenge the assessment in U.S. District Court rather than in U.S. Tax Court. In the event of such challenge by D&B, the required payment by D&B to the IRS would be up to $42,000 ($48,000 offset by a $6,000 tax benefit). In verbal communications between D&B and the IRS during 2002, we understand that the IRS has expressed some willingness to withdraw its proposed disallowance of certain royalty expense deductions of $7,500 for 1994. However, we also understand that the IRS has expressed its intent to seek penalties of $7,500 for 1995 and 1996 based on its interpretation of applicable law. We have been advised that D&B would challenge the IRS’s interpretation. Again, under the agreements relating to the 1998 and 2000 Distributions, D&B and Moody’s have agreed to jointly and severally defend and indemnify us against any such liability and related costs.

Notwithstanding the verbal communications with the IRS in 2002 noted above regarding royalty expense deductions of $7,500 for 1994, in a February 2003 letter to D&B (on our behalf) the IRS asserted that it intends to take a position regarding prior tax years that would have the effect of disallowing a portion of the 1994 royalty expense deduction, our share of which would be $5,000 if the IRS prevailed. We understand that D&B disagrees with the IRS’s position. Also, in February 2003, D&B (on our behalf) received a Preliminary Partnership Summary Report from the IRS that challenges the tax treatment of certain royalty payments received by a partnership in which D&B was a partner. As stated in its Report, the IRS would reallocate certain partnership income to D&B, which if the IRS prevailed would require an additional payment from us of $20,000 (which includes tax, interest and penalty, net of associated tax benefits).

Again, under the agreements relating to the 1998 and 2000 Distributions, D&B and Moody’s have agreed to jointly and severally defend and indemnify us against any such liability and related costs.

Amortization Expense Deductions — 1997-2002
We understand that the IRS has sought certain documentation from D&B with respect to a transaction entered into in 1997 that produces amortization expense deductions for D&B. While we understand that D&B believes the deductions are appropriate, the IRS could ultimately challenge them and issue an assessment. If the IRS were to prevail or the assessment were to be challenged by us in U.S. District Court, we understand that D&B estimates that its cash payment to the IRS with respect to deductions claimed to date and including any potential assessment of penalties of $6,500, could be up to $46,400, or $43,000 net of associated tax benefits. This transaction is scheduled to expire in 2012 and, unless earlier terminated by D&B, the cash exposure, based on current interest rates and tax rates, would increase at a rate of approximately $2,300 per quarter (including potential penalties) as future amortization expenses are deducted. Again, under the agreements relating to the 1998 and 2000 Distributions, D&B and Moody’s are required to jointly and severally indemnify us against any such liability and related costs.

As a result of our assessment of our exposure in these tax matters, especially in light of our indemnity arrangements with D&B and Moody’s, and their financial resources, borrowing capacity and indemnity rights against IMS and NMR, no material amounts have been accrued in our consolidated financial statements for any of these D&B related litigation and tax matters.

Coastal Termite and Pest Control In 2001, Marnan Group, Inc., doing business as Coastal Termite and Pest Control (“Coastal”), filed a complaint in the United States District Court for the Middle District of Florida against SPA. The complaint, as amended, alleged that SPA breached certain directory advertising contracts between 1996 and 1999, fraudulently induced Coastal to enter into another directory advertising contract and tortiously interfered with Coastal’s business relationships with its customers. Coastal is seeking damages for lost contract benefits, lost profits and diminution of business value in an unspecified amount, including pre-judgment interest. In January 2002, SPA filed a motion to dismiss certain of Coastal’s claims. In September 2002, the court denied SPA’s motion to dismiss. Nonetheless, we do not believe that the final outcome of this matter will have a material adverse effect on our results of operations or financial condition. SPA had approximately $500 reserved in its consolidated financial statements for this matter, which amount was transferred to our consolidated financial statements as a result of the acquisition.

Other matters. We are also involved in other legal proceedings, claims and litigation arising in the ordinary conduct of our business. Although we cannot assure you of any outcome, management presently believes that the outcome of such legal proceedings will not have a material adverse effect on our results of operations or financial condition.

12. Business Segments

Our operating segments at December 31, 2002 and 2001 are DonTech and Directory Advertising Services. Get Digital Smart, our Internet business, was an operating segment during 2000 until we ceased operations of this business in December 2000.

The DonTech segment includes our 50% interest in the net profits of DonTech and revenue participation income received from SBC. Although DonTech provides advertising sales of yellow pages and other directory products similar to DAS, the partnership is considered a separate operating segment since, among other things, it has its own Board of Directors and the employees of DonTech, including officers and managers, are not employees of the Company.

The DAS segment includes our yellow pages advertising sales services for affiliated entities of Sprint and pre-press publishing services for yellow pages directories. The DAS segment also includes all information technology costs. Operating income for DAS includes an allocation of certain shared expenses based on estimated business usage. DAS results for 2000 include the operating results of the Bell Atlantic and Cincinnati businesses, which were disposed of in 2000 and certain one-time items from the restructuring of the CenDon relationship (see Note 15 – 2000 Transactions — Disposition of Businesses and Partnership Restructuring).

General & Corporate includes those expenses not allocated to the DAS segment. Interest expense, interest income, income tax expense and other non-operating items are not allocated to the operating segments.

Segment information for the years ended December 31, 2002, 2001 and 2000 is presented below:

			General
2002	DonTech	DAS	& Corporate	Other(1)	Consolidated Totals

Net revenue	—	$73,806	—	—	$73,806
Operating income (loss)	$117,146	38,214	$(13,783)	4,405	145,982
Depreciation and amortization	—	5,973	276	—	6,249
Total assets	185,969	38,993	1,998,413	—	2,223,375

			General
2001	DonTech	DAS	& Corporate	Other(1)	Consolidated Totals

Net revenue	—	$76,739	—	—	$76,739
Operating income (loss)	$122,419	32,885	$(13,844)	$(29,988)	111,472
Depreciation and amortization	—	10,149	618	—	10,767
Total assets	193,810	38,644	63,527	—	295,981

				General
2000	DonTech	DAS(3)	GDS	& Corporate	Consolidated Totals

Net revenue	—	$141,124	$163	—	$141,287
Operating income (loss)	$124,025	48,092	(8,914)	$(15,828)	147,375
Depreciation and amortization	—	13,841	57	1,535	15,433
Total assets	197,822	47,270	—	120,192	365,284

(1)	Other in 2002 includes income of $6,405 due to adjustments made to a restructuring reserve and a $2,000 investment impairment charge. Other in 2001 includes a restructuring and special charge of $18,556 and an investment impairment charge of $11,432. These items were not allocated to an operating segment.

(2)	The DAS segment includes the following data relating to the Bell Atlantic and Cincinnati businesses that were disposed of in 2000 and certain special items related to the CenDon Restructuring.

2000

Net revenue	63,831
Operating income	22,105
Depreciation and amortization	2,703
Total assets	—

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

13. Guarantees

R.H. Donnelley Inc. is a direct wholly owned subsidiary of the Company and the issuer of the Existing Notes. The Company and the direct and indirect wholly owned subsidiaries of R.H. Donnelley Inc. jointly and severally, fully and unconditionally guarantee the Existing Notes. At December 31, 2002, R.H. Donnelley Inc.’s direct wholly owned subsidiaries were R.H. Donnelley APIL, Inc., R.H. Donnelley CD, Inc., R.H. Donnelley Acquisitions II, Inc. and Get Digital Smart.com Inc. R.H. Donnelley Acquisitions, Inc. is a wholly owned subsidiary of R.H. Donnelley APIL, Inc. R.H. Donnelley Finance Corporation I and II, subsidiary borrowers established in connection with the financing of the SPA acquisition, were non-guarantor subsidiaries at December 31, 2002. Subject to the technical default that was subsequently cured (see Note (4)), there were no non-guarantor subsidiaries for the years ended December 31, 2001 and 2000. The following consolidating condensed financial statements should be read in conjunction with the consolidated financial statements of the Company.

R.H. Donnelley Corporation
Consolidating Condensed Balance Sheet
December 31, 2002

	R.H.	R.H.				Consolidated
	Donnelley	Donnelley		Non-		R.H.
	Inc.	Corp.	Guarantor	guarantor		Donnelley
	(Issuer)	(Parent)	subsidiaries	subsidiaries	Eliminations	Corporation

Assets
Cash and cash equivalents	$7,745		$42			$7,787
Restricted cash	103,700			$1,825,000		1,928,700
Other current assets	29,563		1,038	1,586		32,187
Investment in subsidiaries	305,509	$32,859	124,047		$(260,179)	202,236
Fixed assets, net	12,008		3		(3)	12,008
Other assets	40,457		99,990		(99,990)	40,457

Total assets	$498,982	$32,859	$225,120	$1,826,586	$(360,172)	$2,223,375

Liabilities, Preferred Stock and Shareholders’ Deficit
Current liabilities	$124,874		$2,943	$6,214	$(99,990)	$34,041
Long-term debt	250,470			1,825,000		2,075,470
Other long-term liabilities	81,005					81,005
Redeemable convertible preferred stock		$63,459				63,459
Shareholders’ equity (deficit)	42,633	(30,600)	222,177	(4,628)	(260,182)	(30,600)

Total liabilities, preferred stock and shareholders’ deficit	$498,982	$32,859	$225,120	$1,826,586	$(360,172)	$2,223,375

R.H. Donnelley Corporation
Consolidating Condensed Balance Sheet
December 31, 2001

	R.H.	R.H.			Consolidated
	Donnelley	Donnelley			R.H.
	Inc.	Corp.	Guarantor		Donnelley
	(Issuer)	(Parent)	subsidiaries	Eliminations	Corporation

Assets
Cash and cash equivalents	$14,667		$54		$14,721
Other current assets	28,158		1,139		29,297
Investment in subsidiaries	271,532	$(111,313)	124,379	$(75,609)	208,989
Fixed assets, net	14,514		3	(3)	14,514
Other assets	28,460		99,990	(99,990)	28,460

Total assets	$357,331	$(111,313)	$225,565	$(175,602)	$295,981

Liabilities and Shareholders’ Deficit
Current liabilities	$144,556		$44,138	$(144,110)	$44,584
Long-term debt	283,904				283,904
Other long-term liabilities	78,806				78,806
Shareholders’ (deficit) equity	(149,935)	$(111,313)	181,427	(31,492)	(111,313)

Total liabilities and shareholders’ deficit	$357,331	$(111,313)	$225,565	$(175,602)	$295,981

R.H. Donnelley Corporation
Consolidating Condensed Statement of Operations
For the Year Ended December 31, 2002

	R.H.	R.H.				Consolidated
	Donnelley	Donnelley		Non-		R.H.
	Inc.	Corp.	Guarantor	guarantor		Donnelley
	(Issuer)	(Parent)	subsidiaries	subsidiaries	Eliminations	Corporation

Net revenue	$73,806					$73,806
Expenses	64,390		$307			64,697
Partnership and equity income	85,378	$67,177	121,669		$(137,351)	136,873

Operating income	94,794	67,177	121,362		(137,351)	145,982
Interest (expense) income	(29,521)		7,129	$(11,156)		(33,548)
Other expense	(451)					(451)

Pre-tax income	64,822	67,177	128,491	(11,156)	(137,351)	111,983
Income tax benefit (expense)	2,355		(47,161)			(44,806)

Net income	67,177	67,177	81,330	(11,156)	(137,351)	67,177
Dividend on Preferred Stock		24,702				24,702

Net income available to common shareholders	$67,177	$42,475	$81,330	$(11,156)	$(137,351)	$42,475

R.H. Donnelley Corporation
Consolidating Condensed Statement of Operations
For the Year Ended December 31, 2001

	R.H.	R.H.			Consolidated
	Donnelley	Donnelley			R.H.
	Inc.	Corp.	Guarantor		Donnelley
	(Issuer)	(Parent)	subsidiaries	Eliminations	Corporation

Net revenue	$76,739				$76,739
Expenses	105,102		$129		105,231
Partnership and equity income	99,055	$4,579	120,944	$(84,614)	139,964

Operating income	70,692	4,579	120,815	(84,614)	111,472
Interest (expense) income	(32,777)		7,129		(25,648)

Pre-tax income	37,915	4,579	127,944	(84,614)	85,824
Income tax (expense) benefit	(33,336)		(46,792)	44,119	(36,009)

Net income	$4,579	$4,579	$81,152	$(40,495)	$49,815

R.H. Donnelley Corporation
Consolidating Condensed Statement of Operations
For the Year Ended December 31, 2000

	R.H.	R.H.			Consolidated
	Donnelley	Donnelley			R.H.
	Inc.	Corp.	Guarantor		Donnelley
	(Issuer)	(Parent)	subsidiaries	Eliminations	Corporation

Net revenue	$141,124		$163		$141,287
Expenses	132,453		9,152		141,605
Partnership and equity income	149,827	$133,690	104,501	$(240,325)	147,693

Operating income	158,498	133,690	95,512	(240,325)	147,375
Interest (expense) income	(35,560)		3,564		(31,996)
Other income	86,495				86,495

Pre-tax income	209,433	133,690	99,076	(240,325)	201,874
Income tax expense	(75,743)		(1,373)		(77,116)

Net income	$133,690	$133,690	$97,703	$(240,325)	$124,758

R.H. Donnelley Corporation
Consolidating Condensed Statement of Cash Flows
For the Year Ended December 31, 2002

	R.H.	R.H.				Consolidated
	Donnelley	Donnelley		Non-		R.H.
	Inc.	Corp.	Guarantor	Guarantor		Donnelley
	(Issuer)	(Parent)	subsidiaries	subsidiaries	Eliminations	Corporation

Cash flow from operations	$14,342		$40,554	$(4,941)		$49,955
Cash flow from investing activities	(107,443)	$(69,300)		(1,825,000)	$69,300	(1,932,443)
Cash flow from financing activities	86,179	69,300	(40,566)	1,829,941	(69,300)	1,875,554

Change in cash	(6,922)	—	(12)	—	—	(6,934)
Cash at beginning of period	14,667		54			14,721

Cash at end of period	$7,745	$—	$42	$—	$—	$7,787

R.H. Donnelley Corporation
Consolidating Condensed Statement of Cash Flows
For the Year Ended December 31, 2001

			Consolidated
			R.H.
	RHD Inc.	Guarantor	Donnelley
	(Issuer)	subsidiaries	Corporation

Cash flow from operations	$(30,197)	$117,051	$86,854
Cash flow from investing activities	(6,100)		(6,100)
Cash flow from financing activities	(4,467)	(117,003)	(121,470)

Change in cash	(40,764)	48	(40,716)
Cash at beginning of period	55,431	6	55,437

Cash at end of period	$14,667	$54	$14,721

R.H. Donnelley Corporation
Consolidating Condensed Statement of Cash Flows
For the Year Ended December 31, 2000

			Consolidated
			R.H.
	RHD Inc.	Guarantor	Donnelley
	(Issuer)	subsidiaries	Corporation

Cash flow from operations	$10,473	$72,293	$82,766
Cash flow from investing activities	109,354		109,354
Cash flow from financing activities	(66,786)	(72,287)	(139,073)

Change in cash	53,041	6	53,047
Cash at beginning of period	2,390		2,390

Cash at end of period	$55,431	$6	$55,437

14. Valuation and Qualifying Accounts

Additions Charged
	Balance at	To Revenue and	Write-offs and	Balance at End of
	Beginning of Period	Expense	Other Deductions	Period

Allowance for Doubtful Accounts

For the year ended December 31, 2002	$6,339	3,300	4,867	$4,772
For the year ended December 31, 2001	$7,355	3,372	4,388	$6,339
For the year ended December 31, 2000	$7,992	11,128	11,765	$7,355
Deferred Tax Asset Valuation Allowance
For the year ended December 31, 2002	$4,287	1,807	—	$6,094
For the year ended December 31, 2001	$—	4,287	—	$4,287

15. 2000 Transactions — Disposition of Businesses and Partnership Restructuring

Disposition of Businesses. During 2000, we sold our Cincinnati proprietary directory business to Yellow Book USA, Inc., terminated early our directory services agreements with Bell Atlantic, ceased operations of our Get Digital Smart Internet business and implemented related cost-cutting measures, including headcount reductions, at our Raleigh facility and corporate headquarters. A pretax gain of $86,495 ($53,454 after taxes) was recognized in connection with these actions. The calculation of the gain included certain estimated reserves based on the best information available at the time of the transactions. At December 31, 2002, we determined that sufficient time has elapsed since the transaction, that no additional costs will be incurred and no risks or uncertainties existed at the balance sheet date. Accordingly, the remaining reserves of $1,072 were reversed into income.

CenDon Restructuring. Effective for directories that published after June 30, 2000, we entered into a series of agreements with Centel that effectively restructured the CenDon Partnership as a limited liability company, CenDon LLC. Under the restructured arrangement, we receive sales commissions on all advertising sold, and in consideration for transferring control over the publishing functions to Centel, we receive a priority distribution, which is determined as a percentage of CenDon advertising sales. The priority distribution allows us to maintain the same level of profitability that we would have earned under the CenDon Partnership through the original expiration date in 2004. We also provided pre-press publishing services to the CenDon Partnership and continue to provide similar services to CenDon. The CenDon sales agency relationship extends through December 2010.

Under the revised arrangement, revenue and related costs were recognized at the time of sale. Under the previous CenDon Partnership, where we shared responsibility for the publishing and delivery functions, revenue and related costs were recognized at the time of directory publication. Accordingly, upon the restructuring of the CenDon arrangement, a one-time operating income benefit of $15,771 was recorded. This benefit related to advertising sales made and costs incurred prior to the effective date of the agreement for directories that published subsequent to the effective date of the agreement.

16. Quarterly Information (unaudited)

	Three Months Ended

	March 31	June 30	September 30	December 31(1)	Full Year

2002
Net revenue	$18,390	$19,456	$20,938	$15,022	$73,806
Operating income	27,657	40,393	45,992	31,940	145,982
Net income	13,182	21,169	25,059	7,767	67,177
Preferred dividend	—	—	—	24,702	24,702
Net income (loss) available to common	13,182	21,169	25,059	(19,935)	42,475
Basic earnings (loss) per share	$0.45	$0.71	$0.84	$(0.57)	$1.42
Diluted earnings (loss) per share	$0.44	$0.70	$0.83	$(0.57)	$1.40

	Three Months Ended

	March 31	June 30	September 30	December 31(2)	Full Year

2001
Net revenue	$18,839	$20,034	$22,165	$15,701	$76,739

Operating income (loss)	27,661	39,208	47,316	(2,713)	111,472
Net income (loss)	12,861	20,612	25,688	(9,346)	49,815
Basic earnings (loss) per share	$0.42	$0.68	$0.86	$(0.32)	$1.65
Diluted earnings (loss) per share	$0.41	$0.66	$0.83	$(0.32)	$1.61

The full year earnings per share amount may not equal the sum of the quarters due to weighting of shares.

(1)	The fourth quarter of 2002 includes a benefit of $6,694 from the reversal of a restructuring reserve, an investment impairment charge of $2,000, a loss on hedging activities of $1,523 and a benefit of $1,072 from the reversal of reserves established in connection with the disposition of the Bell Atlantic business.

(2)	The fourth quarter of 2001 includes a restructuring and special charge of $18,556 and an investment impairment charge of $11,432.

17. Subsequent Events

On January 3, 2003, we completed the acquisition of Sprint Corporation’s directory publishing business, Sprint Publishing & Advertising, for $2,213,475, after a preliminary working capital adjustment, repaid existing debt and accrued interest of $244,166 and paid transaction costs of $15,101. The ultimate purchase price is subject to a final working capital adjustment. SPA is a publisher of 260 revenue-generating yellow pages directories in 18 states. Prior to the acquisition, we provided sales agency and pre-press publishing services for 44 of these directories in four states. The acquisition transforms the Company from a sales agent and pre-press vendor into a leading publisher of yellow pages directories.

At the closing of the acquisition, we borrowed $510,000 consisting of $500,000 Term Loan A proceeds and $10,000 under the Revolver. We also received the proceeds of $1,825,000 held in escrow (see Note 4) and issued 130,000 shares of Preferred Stock and warrants to purchase 1,072,500 shares of our common stock to investment partnerships affiliated with The Goldman Sachs Group, Inc. (collectively, the “GS Funds”) for gross proceeds of $130,000. This investment by the GS Funds represented the remaining investment amount of their $200,000 commitment. On January 3, 2003, the 70,000 shares of Series B-1 Preferred Stock purchased by the GS Funds in November 2002 automatically converted into 70,604 shares of Preferred Stock. These proceeds, along with the $69,300 of net proceeds from the issuance of Preferred Stock to the GS Funds in November and $40,000 borrowed under the Existing Revolver in December, were used to purchase all the outstanding common stock of SPA, repay existing debt, including accrued interest and pay transaction fees and expenses. The Revolver and Term Loan A mature December 2008. The Preferred Stock is redeemable at our option at any time on or after January 3, 2013. The Preferred Stock may be redeemed at our option on or after January 3, 2006 and before January 3, 2013 if the market price (as defined) of our common stock exceeds 200% of the conversion price for 30 trading days. The Preferred Stock is redeemable at the option of the holder in the event of a change in control (as defined).

The sources and uses of funds in connection with the acquisition are summarized as follows:

Sources:
Borrowings under the Credit Facility:
Revolving credit facility	$10,000
Term loan A	500,000
Term loan B	900,000
8 7/8% Notes	325,000
10 7/8% Notes	600,000
Proceeds from issuance of Preferred Stock	200,000
Available cash	29,701

Total sources	$2,564,701

Uses:
Acquisition price of SPA	$2,213,475
CenDon obligations	14,000
Repay existing long-term debt:
Existing Credit Agreement	114,250

Existing Notes	128,755
Accrued interest on existing long-term debt	1,161
Fees and expenses	93,060

Total uses	$2,564,701

On January 3, 2003, borrowings under the Existing Term Facilities were repaid and, in connection with a tender offer and exit consent solicitation, $128,755 of the Existing Notes were repurchased. We borrowed an initial $1,410,000 under the Credit Facility contingent upon our repurchase of the entire $150,000 aggregate principal amount of the Existing Notes. Any proceeds that were not used to repurchase the Existing Notes were required to be repaid to the lenders under the Credit Facility. Accordingly, $21,245, representing the amount of Existing Notes that remain outstanding following the tender offer and exit consent solicitation, was repaid to the lenders under the Credit Facility shortly after the consummation of the acquisition. In connection with the tender offer and exit consent solicitation, the holders of the Existing Notes agreed to terminate all covenants set forth in the Indenture governing the Existing Notes. Accordingly, the restrictions of this Indenture discussed in Note 4 above are no longer effective. In addition, the repayment of the Existing Term Facilities terminated the Existing Credit Agreement.

The acquisition was accounted for as a purchase business combination in accordance with SFAS 141 “Business Combinations.” The purchase price was allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their respective estimated fair values on the acquisition date. The fair value of certain long-term intangible assets and their respective useful lives were valued by an independent third party with expert knowledge in the area of valuing acquired businesses and in our industry. Identifiable intangible assets acquired included commercial agreements entered into between Sprint and us, customer relationships and acquired trade names.

Commercial agreements between Sprint and us include a directory services license agreement, a trademark license agreement and a non-competition agreement (collectively “Directory Services Agreements”). The directory services license agreement gives us the exclusive right to produce, publish and distribute directories for Sprint in the markets where Sprint currently provides local telephone service. The trademark license agreement gives us the exclusive right to use certain specified Sprint trademarks, including the Sprint diamond logo, in those markets and the non-competition agreement prohibits Sprint from producing, publishing and distributing print directories or selling local advertising in those markets, with certain limited exceptions. These agreements are all interrelated and each has an initial term of 50 years, subject to earlier termination under specified circumstances. The fair value assigned to these agreements of $1,625,000 was based on the present value of estimated future cash flows. We also acquired the established local and national customer relationships of SPA. The value of these relationships was determined based on the present value of estimated future cash flows and an analysis of historical attrition rates. A value of $200,000 was assigned to the local customer relationships and a value of $60,000 was assigned to the national customer relationships. Finally, we also acquired certain trade names historically used in the SPA directory business. A value of $30,000 was assigned to the trade names based on the “relief from royalty” method, which values the trade names based on the estimated amount that a company would have to pay in an arms length transaction to use these trade names. The excess of the purchase price over the fair value of the assets acquired and liabilities assumed was recognized as goodwill.

In accordance with SFAS 142 “Goodwill and Other Intangible Assets,” the fair value of the identifiable intangible assets will be amortized over their estimated useful lives in a manner that best reflects the economic benefits derived from such assets. Goodwill is not amortized but is subject to impairment testing on an annual basis. We estimated that amortization expense for identified intangible assets will be approximately $50,000 per year.

Under purchase accounting rules, we did not assume the deferred revenue balance of SPA at January 3, 2003 of $292,775. This amount represented revenue that would have been recognized in 2003 under our deferral and amortization recognition method (described below) had the acquisition not occurred. Accordingly, we will never record revenue associated with directories that published prior to the acquisition. Although the deferred revenue balance was eliminated, we retained all the rights associated with the collection of amounts due under and obligations under the advertising contracts executed prior to the SPA acquisition. As a result, SPA’s billed and unbilled accounts receivable balances remain assets of Donnelley. Also under purchase accounting rules, we did not assume deferred directory costs at January 3, 2003 related to those directories that were published prior to the acquisition. These costs represented operating expenses that would have been recognized in 2003 under the deferral and amortization method had the acquisition not occurred. Our policy of deferring direct costs attributable to a directory post-acquisition will be different than the policy followed by SPA prior to the acquisition, as certain costs previously deferred and amortized by SPA will be treated as period expenses.

The allocation of the purchase price to the fair value of assets acquired and liabilities assumed is presented in the table below. The purchase price allocation is based on the best information we have to date and could change as additional information arises.

Calculation of allocable purchase price:
Cash	$2,213,475
Allocable transaction costs	15,101

Total allocable purchase price	$2,228,576

Estimated allocation of allocable purchase price:
SPA net assets acquired	$85,602
Directory Services Agreements	1,625,000
Customer relationships	260,000
Acquired trade names	30,000
Estimated profit on acquired sales contracts	8,300
Fair market value adjustments
Reverse pre-acquisition deferred revenue	292,775
Reverse deferred directory costs associated with directories published pre-acquisition	(89,503)
Eliminate SPA historical deferred tax and goodwill	(43,540)
Other	(14,518)

Fair value of net assets acquired	2,154,116
Goodwill	74,460

Total allocable purchase price	$2,228,576

As the publisher of yellow pages directories, we will recognize revenue from directory advertising sales and direct costs incurred in generating those sales under the deferral and amortization method. Under this method, the advertising sales value of the directory and related direct costs are initially deferred and recognized ratably over the life of a directory, which is typically twelve months.

After the acquisition, a significant portion of our revenue is derived from selling advertising to local small- and medium-sized businesses. Most advertisers, including all new advertisers, are subject to a credit review, and if the advertiser qualifies, we will extend credit to them for their advertising purchase. Small- and medium-sized businesses tend to have fewer financial resources and higher financial failure rates than large businesses. In addition, full collection of delinquent accounts can take an extended period of time and involve increased costs. While we do not believe that extending credit to our local advertisers will have a material adverse affect on our results of operations or financial condition, no assurances can be given. We do not require collateral from our advertisers, although we do charge interest to advertisers who do not pay within specified due dates. National advertising is typically paid in full within 30 days of the directory publication.

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and
Partners of DonTech

In our opinion, the accompanying combined balance sheets and the related combined statements of partners’ capital, operations and cash flows present fairly, in all material respects, the combined financial position of AM-DON (“DonTech I”) and the DonTech II Partnership (“DonTech II”), together referred to as “DonTech” at December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of DonTech’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PRICEWATERHOUSECOOPERS LLP

January 17, 2003

DONTECH

COMBINED BALANCE SHEETS

	December 31,

	2002	2001

(in thousands, except share and per share data)
Assets
Current Assets
Cash and cash equivalents	$9,016	$3,946
Commission receivable from related party	102,358	108,475
Prepaid expenses	843	212

Total current assets	112,217	112,633
Fixed assets, net of accumulated depreciation and amortization	6,036	7,086
Pension asset	8,819	9,759
Other	1,842	1,662

Total Assets	$128,914	$131,140

Liabilities and Partners’ Capital
Current Liabilities
Accounts payable	$1,602	$1,573
Accrued liabilities	9,640	9,154
Distribution payable to partners	3,600	—

Total current liabilities	14,842	10,727
Deferred rent credits	1,550	—

Total Liabilities	16,392	10,727
Commitments and contingencies (Note 6)
Partners’ capital	112,522	120,413

Total Liabilities and Partners’ Capital	$128,914	$131,140

The accompanying notes are an integral part of the combined financial statements.

DONTECH

COMBINED STATEMENTS OF OPERATIONS

	Years Ended December 31,

	2002	2001	2000

(in thousands)
Sales commissions, net – related party	$101,792	$106,849	$108,316
Expenses Selling	48,016	48,810	49,327
Administrative	10,273	10,356	8,493
Occupancy and depreciation	7,388	9,058	8,174
Other	855	1,190	1,640

Total operating expenses	66,562	69,414	67,634

Income from operations	33,230	37,435	40,682
Other income	1,729	1,191	736

Net income	$36,959	$38,626	$41,418

The accompanying notes are an integral part of the combined financial statements.

DONTECH

COMBINED STATEMENTS OF CASH FLOWS

	Years Ended December 31,

	2002	2001	2000

(in thousands)
Cash Flows from Operating Activities
Net income	$36,959	$38,626	$41,418
Reconciliation of net income to net cash provided by operating activities:
Depreciation and amortization	1,702	2,360	2,135
Loss on disposal of fixed assets	26	—	44
Changes in assets and liabilities:
Decrease in commission receivable	6,177	2,450	2,815
Increase in prepaid rent expense	(743)	—	—
Increase in receivable from landlord	(450)	—	—
Decrease (increase) in other current assets	1,322	(115)	(486)
Increase (decrease) in accounts payable	29	(548)	(325)
Increase in accrued liabilities	457	533	1,090
Increase in deferred rent credits	1,579	—	—

Net cash provided by operating activities	46,998	43,306	46,691
Cash Flows from Investing Activities
Purchases of equipment	(678)	(1,331)	(3,153)
Cash Flows from Financing Activities
Distributions to partners	(44,850)	(43,400)	(57,575)
Increase in distribution payable	3,600	—	—

Net cash used in financing activities	(41,250)	(43,400)	(57,575)
Increase (decrease) in cash and cash equivalents	5,070	(1,425)	(14,037)
Cash and cash equivalents, beginning of year	3,946	5,371	19,408

Cash and cash equivalents, end of year	$9,016	$3,946	$5,371

Noncash financing activities
Forgiveness of receivable due from API/IL	$—	$—	$16,567

     The accompanying notes are an integral part of the combined financial statements.

DONTECH

COMBINED STATEMENTS OF PARTNERS’ CAPITAL

(in thousands)	R.H. Donnelley Corporation	Ameritech Publishing of Illinois, Inc.	Total

Balance, December 31, 1999	$93,202	$64,709	$157,911
Net income	20,671	20,747	41,418
Distributions to partners	(21,381)	(52,761)	(74,142)

Balance, December 31, 2000	$92,492	$32,695	$125,187
Net income	19,313	19,313	38,626
Distributions to partners	(21,700)	(21,700)	(43,400)

Balance, December 31, 2001	$90,105	$30,308	$120,413
Net income	18,479	18,480	36,959
Distributions to partners	(22,425)	(22,425)	(44,850)

Balance, December 31, 2002	$86,159	$26,363	$112,522

The accompanying notes are an integral part of the combined financial statements.

DONTECH

NOTES TO COMBINED FINANCIAL STATEMENTS

(in thousands)

1. Form of Organization and Nature of Business

The DonTech II Partnership (“DonTech II”) is a general partnership between Reuben H. Donnelley, Inc. (formerly known as The Reuben H. Donnelley Corporation) (“R.H. Donnelley”), a Delaware corporation, and Ameritech Publishing of Illinois, Inc. (“API/IL”), a unit of SBC Communications (“SBC”). The partnership was established in August 1997 and was preceded by AM-DON (“DonTech I”), a general partnership between the same parties, which, as of December 31, 2000, ceased business operations and distributed its remaining assets to its partners. The accompanying financial statements of DonTech I and DonTech II (hereafter referred to as “DonTech”) are shown on a combined basis. All significant affiliated accounts and transactions incurred prior to December 31, 2000 have been eliminated in preparation of the combined financial statements.

DonTech II is the exclusive sales agent in perpetuity for yellow page, white page and street address directories published by SBC in Illinois and northwest Indiana. The partnership receives a 27% commission on sales net of provisions (capped at 6.1% subject to certain exclusions). DonTech II’s cost structure includes principally sales, sales operations, office services, finance, facilities and related overhead. DonTech II profits are shared equally between the partners. During the term of the partnership agreement, neither partner may compete directly against the business of DonTech II without the consent of the Board of Directors.

A Board of Directors (the “Board”) was appointed to administer the activities of the partnership. From time to time during the term of the partnership, the Board may call for additional capital contributions in equal amounts from each of the partners if, in the opinion of the Board, additional capital is required for the operation of the partnership.

On January 28, 2000, the partners agreed to amend the DonTech I partnership agreement to provide for the payment of $29,898 from DonTech I to API/IL as a preferential distribution. The preferential distribution was comprised of cash totaling $13,331 and the forgiveness and cancellation of a receivable due from API/IL to the partnership in the amount of $16,567.

Additionally, the partners also agreed to amend the DonTech II partnership agreement to provide for the payment of $29,898 by API/IL to DonTech II upon the dissolution of the DonTech II partnership and for the subsequent payment of a $29,898 preferential distribution to R.H. Donnelley.

2. Significant Accounting Policies

Cash and Cash Equivalents. Cash and cash equivalents include all highly liquid investments with an initial maturity date of three months or less. The carrying value of cash equivalents approximates fair value due to their short-term nature.

Revenue Recognition. Revenue is comprised of sales commissions reflected net of provisions (capped at 6.1% per annum subject to certain exclusions) and is recognized upon execution of contracts for the sale of advertising. Greater than 99% of DonTech’s revenue is generated from DonTech’s sales agency agreement with API/IL.

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

Post-Retirement Benefits Other Than Pensions. DonTech provides post-retirement benefits consisting mainly of life and health insurance to substantially all employees and their dependents. The accrual method of accounting is utilized for post-retirement health care and life insurance benefits.

Income Taxes. No provision for income taxes is made, as the proportional share of partnership income is the responsibility of the individual partners.

Concentration of Credit Risk. Financial instruments that potentially subject DonTech to a concentration of credit risk consist principally of commission receivable. DonTech’s commission receivable is due from one of its partners (SBC). Collateral is not required.

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

Recent Pronouncements. In April 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections” (“SFAS 145”), which is effective for fiscal years beginning after May 15, 2002. SFAS 145 updates, clarifies and simplifies existing accounting pronouncements. The adoption of the standard will not have a significant impact on DonTech’s financial position, results of operations or cash flows.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”) which supercedes Emerging Issues Task Force Issue No. 94-3, “Liability for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of the commitment to an exit or disposal plan. This statement is effective for exit or disposal activities that are initiated after December 31, 2002 and the adoption will have no impact on DonTech’s historical combined financial position or results of operations.

In October 2002, the FASB issued SFAS No. 147, “Acquisition of Certain Financial Institutions,” which is not applicable to DonTech.

In November 2002, the FASB issued FASB Interpretation No. 45 “Guarantors’ Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” This interpretation clarifies the requirements for a guarantor’s accounting for and disclosure of certain guarantees issued and outstanding. The initial recognition and measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements ending after December 15, 2002. The adoption will not have a significant impact on DonTech’s financial position, results of operations or cash flows.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosures an amendment of FASB Statement No. 123,” which is not applicable to DonTech.

In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities – an interpretation of ARB No. 51,” which is not applicable to DonTech.

3. Fixed Assets

Fixed assets consist of the following at December 31:

	2002	2001

Equipment	$16,656	$15,990
Furniture and fixtures	7,030	7,261
Leasehold improvements	1,969	1,970
Other	—	366

	25,655	25,587
Less accumulated depreciation and amortization	19,619	18,501

	$6,036	$7,086

Depreciation expense for the three years ended December 31, 2002, 2001 and 2000 was $1,702, $2,360 and $2,135, respectively.

4. Accrued Liabilities

Accrued liabilities consist of the following at December 31:

	2002	2001

Accrued bonuses, commissions and other employee expenses	$4,657	$4,184
Accrued post-retirement benefits other than pensions	3,599	3,230
Deferred compensation	1,350	1,662
Other accrued liabilities	34	78

	$9,640	$9,154

5. Related Party Transactions

DonTech purchases insurance services and through August 2000 purchased automobile plan administration services from R.H. Donnelley, and general ledger and purchasing services from SBC. DonTech also provides facility space for certain employees of SBC under an agreement entered into in 1998 (see Note 6).

6. Contingencies and Commitments

DonTech leases certain office facilities under noncancelable lease arrangements. Rent expense under these operating leases was approximately $2,254, $2,223 and $2,119 for 2002, 2001 and 2000, respectively. During 2000, DonTech entered into a sublease agreement with SBC whereby DonTech received $56, $54 and $30 of sublease rental income from SBC during 2002, 2001 and 2000, respectively.

The future minimum lease payments required under noncancelable operating leases that have initial or remaining lease terms in excess of one year as of December 31, 2002 are as follows:

2003	$4,098
2004	3,922
2005	3,918
2006	3,896
2007 and thereafter	13,291

$29,125

During 2002, DonTech renegotiated the lease for its headquarters facilities, which was originally scheduled to terminate on January 31, 2010. The renegotiated lease extends the terms of the agreement two additional years (through January 31, 2012) in exchange for certain cash concessions totaling $1,579.Cash concessions received in connection with the amended lease have been recorded as deferred rent credits in the combined balance sheet and are being recognized on a straight-line basis as a reduction to rent expense over the lease term. At December 31, 2002, the long-term deferred credit related to these concessions was $1,524. In connection with the renegotiation of the lease, DonTech incurred brokers fees of $779 which have been reflected in the combined balance sheet as a non-current other asset as of December 31, 2002. These fees are being amortized to rent expense over the lease term.

In September 1998, DonTech entered into a maintenance service agreement with Ameritech Advertising Services to provide certain maintenance services, including parts, to DonTech. The length of the agreement is five years. According to the terms of the agreement, DonTech’s remaining obligation as of December 31, 2002 is $79.

7. Employee Retirement and Profit Participation Plans

DonTech sponsors a defined benefit pension plan covering substantially all of its employees (the “Principal Plan”). The Principal Plan’s assets are invested in equity funds, fixed income funds and real estate. Total expense (benefit) for the Principal Plan was $986, $29 and $(342) for 2002, 2001 and 2000, respectively.

The following provides a reconciliation of benefit obligations, plan assets, and the funded status of the Principal Plan.

	2002	2001

Change in benefit obligation
Projected benefit obligation, beginning of year	$26,280	$24,477
Service cost	1,262	1,116
Interest cost	1,903	1,765
Benefits paid	(975)	(934)
Actuarial (gain) loss	278	(575)
Effect of plan amendments, assumption changes and other charges	638	431
Plan curtailment	(156)	—

Projected benefit obligation, end of year	$29,230	$26,280

Change in plan assets
Market value of assets, at January 1	$30,026	$31,618
Benefits paid	(975)	(934)
Contributions	64	60
Actual return on assets	(2,216)	(718)

Market value of assets, at December 31	$26,899	$30,026

Funded status of the plan	$(2,330)	$3,746
Unrecognized net loss	9,750	4,250
Unrecognized prior service costs	781	1,127

Prepaid cost	$8,201	$9,123

Prepaid benefit cost	$8,819	$9,759
Accrued liability	(618)	(636)

Net amount recognized	$8,201	$9,123

Net periodic pension cost (benefit) for the Plan in 2002, 2001 and 2000 include the following components:

	2002	2001	2000

Service cost	$1,262	$1,116	$1,093
Interest cost	1,903	1,765	1,683
Expected return on assets	(2,791)	(3,282)	(3,430)
Amortization of net loss (gain)	263	4	(114)
Amortization of unrecognized prior service cost	291	426	426
Curtailment loss	58	—	—

Total pension cost (benefit)	$986	$29	$(342)

Assumptions used are as follows:

	2002	2001	2000

Discount rate	6.50%	7.25%	7.50%
Expected long-term rate of return	9.75%	10.50%	10.50%
Weighted average compensation increase	3.91%	3.91%	4.16%

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

Additionally, DonTech offers a defined contribution savings plan (the “Profit Plan”) to substantially all employees and contributes fifty cents for each dollar contributed by a participating employee, up to a maximum of 6% of the participant’s compensation including salary, commission and short-term bonus. DonTech also makes contributions to the Profit Plan contingent upon the attainment of financial goals set in advance as defined in the Profit Plan agreement. The matching contributions made to the plan were $876, $944 and $854 in 2002, 2001 and 2000, respectively.

8. Postretirement Benefits Other Than Pensions

DonTech II provides post-retirement health care and life insurance benefits to certain retired employees and their dependents. The following provides a reconciliation of benefit obligations, plan assets and the funded status of the health and life insurance plans.

	2002	2001

Change in benefit obligation
Benefit obligation, beginning of year	$4,052	$3,326
Service cost	157	126
Interest cost	286	261
Plan participants’ contributions	47	36
Actuarial loss	390	536
Benefits paid	(242)	(233)

Benefit obligation, end of year	$4,690	$4,052

Change in plan assets
Market value of assets, at January 1	$—	$—
Employer contributions	195	197
Plan participants’ contributions	47	36
Benefits paid	(242)	(233)

Market value of assets, at December 31,	$—	$—

Funded status of plan	$4,690	$4,052
Unrecognized actuarial gain	(1,022)	(656)
Unrecognized prior service benefit	(69)	(166)

Accrued cost	$3,599	$3,230

Net periodic postretirement benefit cost for 2002, 2001 and 2000 include the following components:

	2002	2001	2000

Service cost	$157	$126	$154
Interest cost	286	261	231

Amortization of prior service cost	97	97	97

Amortization of unrecognized loss	23	1	—

Net periodic benefit cost	$563	$485	$482

The discount rate used in determining the benefit obligation as of December 31, 2002 and 2001 was 6.50% and 7.25%, respectively. The assumed health care cost trend rate used in measuring the benefit obligation as of December 31, 2002 and 2001 was 10.0% and 9.5%, respectively. The rates are assumed to decrease gradually to 5.0% for 2011 and remain at that level thereafter.

Increasing or decreasing the health care cost trend rates by one percentage point would not have had a material effect on the net periodic post-retirement expense for the year ended December 31, 2002. A one-percentage point increase would have increased the benefit obligation at December 31, 2002 by $315. A one-percentage point decrease would have decreased the benefit obligation at December 31, 2002 by $285.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
FINANCIAL DISCLOSURES

There have been no changes in, or disagreements with the Company’s independent auditors, or the independent auditors of DonTech for the three-year period ended December 31, 2002.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information in response to this Item is incorporated herein by reference to the sections entitled “Board of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s Proxy Statement to be filed with the Securities and Exchange Commission on or about March 25, 2003, except that “Executive Officers of the Registrant” on page 10 of this Report responds to Item 401(b), (d) and (e) of Regulation S-K with respect to executive officers.

ITEM 11. EXECUTIVE COMPENSATION

Information in response to this Item is incorporated herein by reference to the section entitled “Director and Executive Compensation” in the Company’s Proxy Statement to be filed on or about March 25, 2003 with the Securities and Exchange Commission.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
RELATED SHAREHOLDER MATTERS

Information in response to this Item is incorporated herein by reference to the section entitled “Security Ownership of Certain Beneficial Owners and Management” in the Company’s Proxy Statement to be filed on or about March 25, 2003 with the Securities and Exchange Commission, except that “Equity Compensation Plan Information” on page 17 of this Report responds to Item 201(d) of Regulation S-K.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information in response to this Item is incorporated herein by reference to the section entitled “Compensation Committee Interlocks and Insider Participation; Certain Relationships and Related Party Transactions” in the Company’s Proxy Statement to be filed on or about March 25, 2003 with the Securities and Exchange Commission.

ITEM 14. CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures. Based on their evaluation, as of a date within 90 days of the filing date of this Annual Report on Form 10-K, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended), the principal executive officer and principal financial officer of the Company have each concluded that such disclosure controls and procedures are effective and sufficient to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission’s rules and forms.

(b)	Changes in internal controls. Subsequent to their evaluation, there have not been any significant changes in the Company’s internal controls or in other factors that could significantly affect these controls, including any corrective action with regard to significant deficiencies and material weaknesses.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (A)(1) and (2) — List of financial statements and financial statement schedules

The following consolidated financial statements of the Company are included under Item 8:

     Consolidated Balance Sheets at December 31, 2002 and 2001

     Consolidated Statements of Operations for the three years ended December 31, 2002

     Consolidated Statements of Cash Flows for the three years ended December 31, 2002

     Consolidated Statements of Changes in Shareholders’ Deficit for the three years ended December 31, 2002

     Notes to Consolidated Financial Statements

The following combined financial statements for DonTech are included under Item 8:

     Combined Balance Sheets at December 31, 2002 and 2001

     Combined Statements of Operations for the three years ended December 31, 2002

     Combined Statements of Cash Flows for the three years ended December 31, 2002

     Combined Statements of Partners’ Capital for the three years ended December 31, 2002

     Notes to Combined Financial Statements

The following financial statement schedule for the Company is included under Item 8:

     Schedule II – Valuation and Qualifying Accounts (included as Footnote 14 – Valuation and Qualifying Accounts, in the Notes to Consolidated Financial Statements)

     (B)  Reports on Form 8-K:

On March 3, 2003, the Company filed a Current Report on Form 8-K, disclosing under Item 9 that on March 3, 2003, certain members of senior management of the Company were scheduled to make a presentation at a media industry conference sponsored by Bear Stearns & Co. During its presentation at that conference, management intended to present a slide presentation. The Company attached a copy of the slide presentation as Exhibit 99.1.

On January 17, 2003, the Company filed a Current Report on Form 8-K, disclosing under Item 2 that the Company completed the acquisition of SPA from Sprint. In addition, under Item 5, the Company disclosed that the GS Funds invested an additional $130 million in the Company through the purchase 130,000 shares of Preferred Stock and warrants to purchase 1,072,500 shares of common stock of the Company and that the Company replaced its existing senior credit facility with a new senior secured credit facility.

On January 8, 2003, the Company filed a Current Report on Form 8-K, disclosing under Item 9 that on January 8, 2003, certain members of senior management of the Company were scheduled to make a presentation at an investor conference sponsored by CJS Securities, a research firm that covers the Company. During its presentation at that conference, management intended to present a slide presentation. The Company attached a copy of the slide presentation as Exhibit 99.1.

On January 6, 2003, the Company filed a Current Report on Form 8-K, disclosing under Item 5 that the Company and R.H. Donnelley Inc., entered into a Third Supplemental Indenture, dated as of December 20, 2002 (and operative on January 3, 2002), by and among the Company, R.H. Donnelley Inc., R.H. Donnelley Acquisitions, Inc., R.H. Donnelley APIL, Inc., R.H. Donnelley CD, Inc., Get Digital Smart.com, Inc., R.H. Donnelley Acquisitions II, Inc. and The Bank of New York, as trustee.

On December 20, 2002, the Company filed a Current Report on Form 8-K, disclosing under Item 5 that the Company and R.H. Donnelley Inc. entered into a Second Supplemental Indenture, dated December 20, 2002, by and among the Company, R.H. Donnelley Inc., R.H. Donnelley Acquisitions, Inc., R.H. Donnelley APIL, Inc., R.H. Donnelley CD, Inc., Get Digital Smart.com, Inc., R.H. Donnelley Acquisitions II, Inc. and The Bank of New York, as trustee.

On December 3, 2002, the Company filed a Current Report on Form 8-K, disclosing under Item 5 that pursuant to a letter agreement, dated as of November 25, 2002, among the Company, R.H. Donnelley Inc. and the GS Funds. The GS Funds invested $70 million in the Company though the purchase of 70,000 shares of Preferred Stock and warrants to purchase 577,500 shares of common stock. In connection with the sale of the Preferred Stock and warrants to the GS Funds, the Company and the GS Funds entered into a Registration Rights Agreement, dated November 25, 2002.

On December 3, 2002, the Company filed a Current Report on Form 8-K, disclosing under Item 9 the unaudited pro forma combined financial statements that give effect to the acquisition by the Company of SPA and related financings on the historical financial position and results of operations of the Company and SPA.

On November 25, 2002, the Company filed a Current Report on Form 8-K, disclosing under Item 5 that on November 25, 2002, R.H. Donnelley Inc. announced that it intended to offer, through one of its subsidiaries, $325 million of senior notes and $600 million of senior subordinated notes to certain institutional investors in an offering exempt from the registration requirements of the Securities Act of 1933. Pursuant to Rule 135c of the Securities Act, the Company filed the related press release, issued on November 25, 2002, as Exhibit 99.1.

On November 25, 2002, the Company filed a Current Report on Form 8-K, disclosing under Item 5 that the Company and R.H. Donnelley Inc. entered into a First Supplemental Indenture, dated as of November 25, 2002, by and among the Company, R.H. Donnelley Inc., R.H. Donnelley Acquisitions, Inc., R.H. Donnelley APIL, Inc., R.H. Donnelley CD, Inc., Get Digital Smart.com, Inc., and The Bank of New York, as trustee.

On November 14, 2002, the Company filed a Current Report on Form 8-K, disclosing under Item 9 the unaudited pro forma combined financial statements that give effect to the acquisition by the Company of SPA and related financings on the historical financial position and results of operations of the Company and SPA.

On November 8, 2002, the Company filed a Current Report on Form 8-K, disclosing under Item 9 that at a conference held on November 7, 2002, a representative of the Company stated that the Company does not intend to repay the outstanding 9-1/8% senior subordinated notes due 2008 of R.H. Donnelley Inc. in connection with the financing of the Company’s acquisition of the publishing business of Sprint Corporation.

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

     On October 1, 2002, the Company filed a Current Report on Form 8-K, disclosing under Item 5 that pursuant to a Stock Purchase Agreement, dated as of September 21, 2002, by and among R.H. Donnelley Corporation, Sprint Corporation and Centel Directories LLC, the Company agreed to purchase Sprint’s directory publishing business (“SPA”) for $2.23 billion in cash. The Company also disclosed that the GS Funds have entered into a definitive agreement to invest $200 million in the Company through the purchase of the Company’s newly issued Preferred Stock. The GS Funds will also receive warrants to acquire 1.65 million shares of the Company’s common stock with an exercise price equal to the 30-day average of the common stock at the closing.

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

(C)  Exhibits:

Exhibit No.	Document

2.1	Stock Purchase Agreement, dated as of September 21, 2002, by and among the Company, Sprint Corporation and Centel Directories LLC (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 1, 2002, Commission File No. 001-07155). The Company agrees to furnish supplementally a copy of any omitted schedules to the Securities and Exchange Commission upon request.
2.2	Supplemental Agreement to Stock Purchase Agreement, dated as of December 31, 2002, by and among the Company, Sprint Corporation and Centel Directories LLC (incorporated by reference to Exhibit 2.2 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 17, 2003, Commission File No. 001-07155). The Company agrees to furnish supplementally a copy of any omitted schedules to the Commission upon request.
2.3	Preferred Stock and Warrant Purchase Agreement, dated as of September 21, 2002, among R.H. Donnelley Corporation and investment partnerships affiliated with The Goldman Sachs Group, Inc. (incorporated by reference to Exhibit 2.2 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 1, 2002, Commission File No. 001-07155)
3.1	Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q for the three months ended March 31, 1999, filed with the Securities and Exchange Commission on May 14, 1999 Commission File No. 001-07155)
3.2	By-laws of the Company (incorporated by reference to Exhibit 3.2 to the Quarterly Report on Form 10-Q for the three months ended March 31, 1999, filed with the Securities and Exchange Commission on May 14, 1999 Commission File No. 001-07155)
3.3	Certificate of Incorporation of R.H. Donnelley Inc. (incorporated by reference to Exhibit 3.3 to Amendment No. 1 to the Registration Statement on Form S-4, filed with the Securities and Exchange Commission on August 7, 1998, Registration No. 333-59287)
3.4	By-laws of R.H. Donnelley Inc. (incorporated by reference to Exhibit 3.4 to the Registration Statement on Form S-4, filed with the Securities and Exchange Commission on July 17, 1998, Registration No. 333-59287)
3.5	Certificate of Designations of Convertible Cumulative Preferred Stock of R.H. Donnelley Corporation (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 17, 2003, Commission File No. 001-07155)
3.6	Certificate of Designations of Series B-1 Convertible Cumulative Preferred Stock of R.H. Donnelley Corporation (incorporated by reference to Exhibit 3.1 to the Current Report Form 8-K, filed with the Securities and Exchange Commission on December 3, 2002, Commission File No. 001-07155)
4.1	Indenture, dated as of June 5, 1998, among R.H. Donnelley Inc., as Issuer, the Company, as Guarantor, and the Bank of New York, as Trustee, with respect to the 9 1/8% Senior Subordinated Notes due 2008 (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-4, filed with the Securities and Exchange Commission on July 17,

Exhibit No.	Document

1998, Registration No. 333-59287)
4.2	Form of the 9 1/8% Senior Subordinated Notes due 2008 (included in Exhibit 4.1)
4.3	Company Guarantee (included in Exhibit 4.1)
4.4	First Supplemental Indenture, dated as of November 25, 2002, among R.H. Donnelley Inc., as Issuer, and the Company, R.H. Donnelley Acquisitions, Inc., R.H. Donnelley APIL, Inc., R.H. Donnelley CD, Inc. and Get Digital Smart.com, Inc., as Guarantors, and The Bank of New York, as Trustee, with respect to the 9 1/8% Senior Subordinated Notes due 2008 (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 25, 2002, Commission File No. 001-07155)
4.5	Second Supplemental Indenture, dated as of December 20, 2002, among R.H. Donnelley Inc., as Issuer, and the Company, R.H. Donnelley Acquisitions, Inc., R.H. Donnelley Acquisitions II, Inc., R.H. Donnelley APIL, Inc., R.H. Donnelley CD, Inc. and Get Digital Smart.com, Inc., as Guarantors, and The Bank of New York, as Trustee, with respect to the 9 1/8% Senior Subordinated Notes due 2008 (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 20, 2002, Commission File No. 001-07155)
4.6	Third Supplemental Indenture, dated as of December 20, 2002 (operative as of January 3, 2003), among R.H. Donnelley Inc., as Issuer, and the Company, R.H. Donnelley Acquisitions, Inc., R.H. Donnelley Acquisitions II, Inc., R.H. Donnelley APIL, Inc., R.H. Donnelley CD, Inc. and Get Digital Smart.com, Inc., as Guarantors, and The Bank of New York, as Trustee, with respect to the 9 1/8% Senior Subordinated Notes due 2008 (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 6, 2003, Commission File No. 001-07155)
4.7	Rights Agreement, dated as of October 27, 1998, between R.H. Donnelley Corporation and First Chicago Trust Company (incorporated by reference to Exhibit 4 to the Registration Statement on Form 8-A, filed with the Securities and Exchange Commission on November 5, 1998, Commission File No. 001-07155)
4.8	Amendment No. 1 to Rights Agreement, dated as of February 26, 2001, by and among R.H. Donnelley Corporation, First Chicago Trust Company of New York (as initial Rights Agent) and The Bank of New York (as successor Rights Agent) (incorporated by reference to Exhibit 4.5 to the Annual Report on Form 10-K for the year ended December 31, 2000, filed with the Securities and Exchange Commission on March 28, 2001, Commission File No. 001-07155)
4.9	Amendment No. 2 to Rights Agreement, dated as of September 21, 2002, between the Company and The Bank of New York, as successor Rights Agent (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 1, 2002, Commission File No. 001-07155)
4.10	Form of Warrant Agreement, dated as of November 25, 2002, between the Company and investment partnerships affiliated with The Goldman Sachs Group, Inc. (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 17, 2003, Commission File No. 001-07155)
4.11	Form of Warrant Agreement, dated as of January 3, 2003, between the Company and investment partnerships affiliated

Exhibit No.	Document

with The Goldman Sachs Group, Inc. (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 17, 2003, Commission File No. 001-07155)
4.12	Registration Rights Agreement, dated as of November 25, 2002, among the Company and investment partnerships affiliated with The Goldman Sachs Group, Inc. (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 3, 2002, Commission File No. 001-07155)
4.13*	Indenture dated as of December 3 2002 between R.H. Donnelley Inc. (as successor to R.H. Donnelley Finance Corporation I), as Issuer, and The Bank of New York, as Trustee, with respect to the 8 7/8% Senior Notes due 2010
4.14*	Supplemental Indenture dated as of January 3, 2003 among R.H. Donnelley Inc., as Issuer, the Company and the other guarantors signatory thereto, as Guarantors, and The Bank of New York, as Trustee, with respect to the 8 7/8% Senior Notes due 2010
4.15	Form of 8 7/8% Senior Notes due 2010 (included in Exhibit 4.13)
4.16*	Guarantees relating to the 8 7/8% Senior Notes due 2010
4.17*	Indenture dated as of December 3 2002 between R.H. Donnelley Inc. (as successor to R.H. Donnelley Finance Corporation I), as Issuer, and The Bank of New York, as Trustee, with respect to the 10 7/8% Senior Subordinated Notes due 2012
4.18*	Supplemental Indenture dated as of January 3, 2003 among R.H. Donnelley Inc., as Issuer, the Company and the other guarantors signatory thereto, as Guarantors, and The Bank of New York, as Trustee, with respect to the 10 7/8% Senior Subordinated Notes due 2012
4.19	Form of 10 7/8% Senior Subordinated Notes due 2012 (included in Exhibit 4.17)
4.20*	Guarantees relating to the 10 7/8% Senior Subordinated Notes due 2012
10.1	Form of Distribution Agreement between the Company (f/k/a The Dun & Bradstreet Corporation) and The New Dun & Bradstreet Corporation (incorporated by reference to Exhibit 99.2 to the Current Report on Form 8-K of the Company (f/k/a The Dun & Bradstreet Corporation), filed with the Securities and Exchange Commission on June 30, 1998, Commission File No. 001-07155)
10.2	Form of Tax Allocation Agreement between the Company (f/k/a The Dun & Bradstreet Corporation) and The New Dun & Bradstreet Corporation (incorporated by reference to Exhibit 99.3 to the Current Report on Form 8-K of the Company (f/k/a The Dun & Bradstreet Corporation), filed with the Securities and Exchange Commission on June 30, 1998, Commission File No. 001-07155)
10.3	Form of Employee Benefits Agreement between the Company (f/k/a The Dun & Bradstreet Corporation) and The New Dun & Bradstreet Corporation (incorporated by reference to Exhibit 99.4 to the Current Report on Form 8-K of the Company (f/k/a The Dun & Bradstreet Corporation), filed with the Securities and Exchange Commission on June 30, 1998, Commission File No. 001-07155)
10.4	Form of Intellectual Property Agreement between the Company (f/k/a The Dun & Bradstreet Corporation) and The New Dun & Bradstreet Corporation (incorporated by reference to Exhibit 99.5 to the Current Report on Form 8-K of the Company (f/k/a The Dun & Bradstreet Corporation), filed with the Securities and Exchange Commission on June 30, 1998, Commission File No. 001-07155)

10.5	Form of Amended and Restated Transition Services Agreement among the Company (f/k/a The Dun & Bradstreet Corporation), The New Dun & Bradstreet Corporation, Cognizant Corporation, IMS Health Incorporated, ACNielsen Corporation and Gartner Group, Inc. (incorporated by reference to Exhibit 99.9 to the Current Report on Form 8-K of the Company (f/k/a The Dun & Bradstreet Corporation), filed with the Securities and Exchange Commission on June 30, 1998, Commission File No. 001-07155)

10.6	DonTech II Partnership Agreement, effective August 19, 1997, by and between R.H. Donnelley Inc. (f/k/a The Reuben H. Donnelley Corporation) and Ameritech Publishing of Illinois, Inc. (incorporated by reference to Exhibit 10.10 to Amendment No. 1 to the Registration Statement on Form S-4, filed with the Securities and Exchange Commission on August 7, 1998, Registration No. 333-59287)

10.7	Revenue Participation Agreement, dated as of August 19, 1997, by and between APIL Partners Partnership and R.H. Donnelley Inc. (f/k/a The Reuben H. Donnelley Corporation) (incorporated by reference to Exhibit 10.11 to Amendment No. 1 to the Registration Statement on Form S-4, filed with the Securities and Exchange Commission on August 7, 1998, Registration No. 333-59287)

10.8	Master Agreement, executed August 19, 1997, by and among R.H. Donnelley Inc. (f/k/a The Reuben H. Donnelley Corporation), the Company (f/k/a The Dun & Bradstreet Corporation), The Am-Don Partnership a/k/a DonTech, DonTech II, Ameritech Publishing, Inc., Ameritech Publishing of Illinois, Inc., Ameritech Corporation, DonTech I Publishing Company LLC and the APIL Partners Partnership (incorporated by reference to Exhibit 10.12 to Amendment No. 1 to the Registration Statement on Form S-4, filed with the Securities and Exchange Commission on August 7, 1998, Registration No. 333-59287)

10.9	Exclusive Sales Agency Agreement, effective August 19, 1997, between APIL Partners Partnership and DonTech II (incorporated by reference to Exhibit 10.13 to Amendment No. 1 to the Registration Statement on Form S-4, filed with the Securities and Exchange Commission on August 7, 1998, Registration No. 333-59287)

10.10	Agreement for Publishing Services, dated as of January 1, 2002 between Ameritech Publishing Inc. and R.H. Donnelley Inc. (certain portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to an Application for an Order Granting Confidential Treatment) (incorporated by reference to Exhibit 10.13 to the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2002, filed with the Securities and Exchange Commission on May 10, 2002, Commission File No. 001-07155)

10.11	Second Amended and Restated Partnership Agreement, effective as of August 19, 1997, by and between R.H. Donnelley Inc. (f/k/a The Reuben H. Donnelley Corporation) and Ameritech Publishing of Illinois (incorporated by reference to Exhibit 10.14 to Amendment No. 1 to the Registration Statement on Form S-4, filed with the Securities and Exchange Commission on August 7, 1998, Registration No. 333-59287)

10.12	Limited Liability Company Agreement of CenDon, L.L.C. dated April 27, 2000 between R.H. Donnelley Inc. and Centel Directory Company (certain portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to an Application for an Order Granting Confidential Treatment) (incorporated by reference to

Exhibit 10.14 to the Company’s Quarterly Report on Form 10-Q for the three months ended June 30, 2002, filed with the Securities and Exchange Commission on August 14, 2002, Commission File No. 001-07155)

10.13	Sales Agency Agreement dated as of April 27, 2000 among R.H. Donnelley Inc., Centel Directory Company and CenDon, L.L.C. (incorporated by reference to Exhibit 10.15 to the Company’s Quarterly Report on Form 10-Q for the three months ended June 30, 2002, filed with the Securities and Exchange Commission on August 14, 2002, Commission File No. 001-07155)

10.14	Agreement for Publishing Services dated as of April 27, 2000 between R.H. Donnelley and CenDon, L.L.C. (certain portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to an Application for an Order Granting Confidential Treatment) (incorporated by reference to Exhibit 10.16 to the Company’s Quarterly Report on Form 10-Q for the three months ended June 30, 2002, filed with the Securities and Exchange Commission on August 14, 2002, Commission File No. 001-07155)

10.15^	Key Employees’ Performance Unit Plan, as amended and restated (incorporated by reference to Exhibit 10.15 to Amendment No. 3 to the Registration Statement on Form S-4, filed with the Securities and Exchange Commission on September 28, 1998, Registration No. 333-59287)

10.16^	1991 Key Employees’ Stock Option Plan, as amended and restated through April 25, 2000 (incorporated by reference to Exhibit 10.17 to the Company’s Quarterly Report on Form 10-Q for the three months ended September 30, 2000, filed with the Securities and Exchange Commission on November 13, 2000, Commission File No. 001-07155)

10.17^	Amended and Restated 1998 Directors’ Stock Plan (incorporated by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999, filed with the Securities and Exchange Commission on March 27, 2000, Commission File No. 001-07155)

10.18^	Pension Benefit Equalization Plan (incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, filed with the Securities and Exchange Commission on March 27, 2002, Commission File No. 001-07155)

10.19^	2001 Stock Award and Incentive Plan (incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, filed with the Securities and Exchange Commission on March 27, 2002, Commission File No. 001-07155)

10.20^	2001 Partner Share Plan (incorporated by reference to Exhibit 99.1 to the Registration Statement on Form S-8, filed with the Securities and Exchange Commission on April 30, 2001, Registration No. 333-59790)

10.21^	Form of Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 99.02 to Registration Statement on Form S-8, filed with the Securities and Exchange Commission on July 25, 2001, Registration No. 333-65822)

10.22^	Form of Annual Incentive Program Award (incorporated by reference to Exhibit 99.03 to the Registration Statement on Form S-8, filed with the Securities and Exchange Commission on July 25, 2001, Registration No. 333-65822)

10.23^	Form of Performance Unit Program Award (incorporated by reference to Exhibit 99.04 to the Registration Statement on Form S-8, filed with the Securities and Exchange Commission on July 25, 2001, Registration No. 333-65822)

10.24^	Deferred Compensation Plan (incorporated by reference to Exhibit 4.01 to the Company’s Registration Statement on Form S-8, filed with the Securities and Exchange Commission on November 24, 1999, Registration No. 333-91613)

10.25^	Amended and Restated Employment Agreement dated as of December 27, 2001 between the Company and Frank R. Noonan (incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, filed with the Securities and Exchange Commission on March 27, 2002, Commission File No. 001-07155)

10.26^	Amended and Restated Employment Agreement dated as of December 27, 2001 between the Company and Philip C. Danford (incorporated by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, filed with the Securities and Exchange Commission on March 27, 2002, Commission File No. 001-07155)

10.27^	Employment Agreement effective as of May 1, 2002 between the Company and David C. Swanson (incorporated by reference to Exhibit 10.29 to the Company’s Quarterly Report on Form 10-Q for the three months ended June 30, 2002, filed with the Securities and Exchange Commission on August 14, 2002, Commission File No. 001-07155)

10.28^	Employment Agreement effective September 21, 2002 between the Company and Peter J. McDonald (incorporated by reference to Exhibit 10.30 to the Quarterly Report on Form 10-Q for the nine months ended September 30, 2002, filed with the Securities and Exchange Commission on November 12, 2002, Commission File No. 001-07155)

10.29^	Employment Agreement effective March 1, 2002 between the Company and Steven M. Blondy (incorporated by reference to Exhibit 10.30 to the Company’s Quarterly Report on Form 10-Q for the three months ended June 30, 2002, filed with the Securities and Exchange Commission on August 14, 2002, Commission File No. 001-07155)

10.30^	Employment Agreement dated as of September 28, 1998 between the Company and Frank M. Colarusso (incorporated by reference to Exhibit 10.32 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, filed with the Securities and Exchange Commission on March 28, 2001, Commission File No. 001-07155)

10.31^	Amendment No. 1 to Employment Agreement dated as of July 27, 2000 between the Company and Frank M. Colarusso (incorporated by reference to Exhibit 10.33 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, filed with the Securities and Exchange Commission on March 28, 2001, Commission File No. 001-07155)

10.32^	Amendment No. 2 to Employment Agreement dated as of February 27, 2001 between the Company and Frank M. Colarusso (incorporated by reference to Exhibit 10.34 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, filed with the Securities and Exchange Commission on March 28, 2001, Commission File No. 001-07155)

10.33^	Employment Agreement dated as of September 26, 2000 between the Company and

William C. Drexler (incorporated by reference to Exhibit 10.35 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, filed with the Securities and Exchange Commission on March 28, 2001, Commission File No. 001-07155)

10.34^	Amendment No. 1 to Employment Agreement dated as of February 27, 2001 between the Company and William C. Drexler (incorporated by reference to Exhibit 10.36 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, filed with the Securities and Exchange Commission on March 28, 2001, Commission File No. 001-07155)

10.35^	Employment Agreement dated as of January 1, 2001 between the Company and Robert J. Bush (incorporated by reference to Exhibit 10.37 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, filed with the Securities and Exchange Commission on March 28, 2001, Commission File No. 001-07155)

10.36^	Amendment No. 1 to Employment Agreement dated as of February 27, 2001 between the Company and Robert J. Bush (incorporated by reference to Exhibit 10.38 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, filed with the Securities and Exchange Commission on March 28, 2001, Commission File No. 001-07155)

10.37^	Separation Agreement and Release dated as of March 15, 2001 between the Company and Judith A. Norton (incorporated by reference to Exhibit 10.29 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, filed with the Securities and Exchange Commission on March 28, 2001, Commission File No. 001-07155)

10.38	Letter Agreement, dated as of November 25, 2002, among the Company, R.H. Donnelley Inc. and investment partnerships affiliated with The Goldman Sachs Group, Inc (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 3, 2002, Commission File No. 001-07155)

10.39	Letter Agreement dated as of January 3, 2003 among the Company, R.H. Donnelley Inc. and investment partnerships affiliated with The Goldman Sachs Group, Inc (incorporated by reference to Exhibit 10.8 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 17, 2003, Commission File No. 001-07155)

10.40	Directory Services License Agreement, dated as of January 3, 2003, by and among R.H. Donnelley Publishing & Advertising, Inc. (f/k/a Sprint Publishing & Advertising, Inc.), CenDon L.L.C., R.H. Donnelley Directory Company (f/k/a Centel Directory Company), Sprint Corporation, Sprint Directory Trademark Company, LLC and the Sprint Local Telecommunications Division (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 17, 2003, Commission File No. 001-07155)

10.41	Trademark License Agreement, dated as of January 3, 2003, by and among Sprint Directory Trademark Company, LLC, R.H. Donnelley Publishing & Advertising, Inc. (f/k/a Sprint Publishing & Advertising, Inc.), CenDon L.L.C. and R.H. Donnelley Directory Company (f/k/a Centel Directory Company) (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, filed with the Securities and Exchange

Commission on January 17, 2003, Commission File No. 001-07155)

10.42	Publisher Trademark License Agreement, dated as of January 3, 2003, by and among R.H. Donnelley Publishing & Advertising, Inc. (f/k/a Sprint Publishing & Advertising, Inc.), R.H. Donnelley Directory Company (f/k/a Centel Directory Company) and Sprint Corporation (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 17, 2003, Commission File No. 001-07155)

10.43	Non-Competition Agreement, dated as of January 3, 2003, by and among the Company, R.H. Donnelley Publishing & Advertising, Inc. (f/k/a Sprint Publishing & Advertising, Inc.), CenDon L.L.C., R.H. Donnelley Directory Company (f/k/a Centel Directory Company), Sprint Corporation and the Sprint Local Telecommunications Division (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 17, 2003, Commission File No. 001-07155)

10.44	Subscriber Listings Agreement, dated as of January 3, 2003, by and among R.H. Donnelley Publishing & Advertising, Inc. (f/k/a Sprint Publishing & Advertising, Inc.), CenDon L.L.C., R.H. Donnelley Directory Company (f/k/a Centel Directory Company), Sprint Corporation and the Sprint Local Telecommunications Division (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 17, 2003, Commission File No. 001-07155)

10.45	Credit Agreement, dated as of December 6, 2002, among the Company, R.H. Donnelley Inc., R.H. Donnelley Finance Corporation II (subsequently merged with and into R.H. Donnelley Inc.), the several lenders from time to time party thereto, Bear Stearns Corporate Lending Inc. and Citicorp North America, Inc., as joint syndication agents, BNP Paribas and Fleet National Bank, as joint documentation agents, Deutsche Bank Trust Company Americas, as administrative agent, and Deutsche Bank Securities Inc., Salomon Smith Barney Inc. and Bear, Stearns & Co. Inc., as joint lead arrangers and joint bookrunners (incorporated by reference to Exhibit 10.10 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 17, 2003, Commission File No. 001-07155)

21*	Subsidiaries of the Company

23*	Consent of Independent Accountants

99.1*	Certification of Annual Report on Form 10-K for the year ended December 31, 2002 by David C. Swanson, Chief Executive Officer

99.2*	Certification of Annual Report on Form 10-K for the year ended December 31, 2002 by Steven M. Blondy, Senior Vice President and Chief Financial Officer

99.3*	Certification of Annual Report on Form 10-K for the year ended December 31, 2002 by David C. Swanson, Chief Executive Officer for R.H. Donnelley Inc.

99.4*	Certification of Annual Report on Form 10-K for the year ended December 31, 2002 by Steven M. Blondy, Senior Vice President and Chief Financial Officer for R.H. Donnelley Inc.

*	Filed herewith
^	Management contract or compensatory plan

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on the 19th day of March 2003.

R.H. Donnelley Corporation

By: /s/ David C. Swanson David C. Swanson, Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been duly signed by the following persons in the capacities and on the date indicated.

/s/ David C. Swanson	Chairman and Chief Executive	March 19, 2003
Officer and Director
(David C. Swanson)	(Principal Executive Officer)

/s/ Steven M. Blondy	Senior Vice President and	March 19, 2003
Chief Financial Officer
(Steven M. Blondy)	(Principal Financial Officer)

/s/ William C. Drexler	Vice President and Controller	March 19, 2003
(William C. Drexler)	(Principal Accounting Officer)

/s/ Kenneth G. Campbell (Kenneth G. Campbell)	Director	March 19, 2003

/s/ Nancy E. Cooper (Nancy E. Cooper)	Director	March 19, 2003

/s/ Robert R. Gheewalla (Robert R. Gheewalla)	Director	March 19, 2003

/s/ Robert Kamerschen (Robert Kamerschen)	Director	March 19, 2003

(Terence M. O’Toole)	Director	March 19, 2003

/s/ Carol J. Parry (Carol J. Parry)	Director	March 19, 2003

/s/ David M. Veit (David M. Veit)	Director	March 19, 2003

/s/ Barry Lawson Williams (Barry Lawson Williams)	Director	March 19, 2003

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on the 19th day of March, 2003.

R.H. Donnelley Inc.

By: /s/ David C. Swanson David C. Swanson, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been duly signed by the following persons in the capacities and on the date indicated.

/s/ David C. Swanson (David C. Swanson)	Director and Chief Executive Officer (Principal Executive Officer)	March 19, 2003

/s/ Steven M. Blondy (Steven M. Blondy)	Director, Senior Vice President and Chief Financial Officer (Principal Financial Officer)	March 19, 2003

/s/ William C. Drexler (William C. Drexler)	Vice President and Controller (Principal Accounting Officer)	March 19, 2003

CERTIFICATIONS

I, David C. Swanson, certify that:

1.	I have reviewed this annual report on Form 10-K of R.H. Donnelley Corporation;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing equivalent functions):

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

6.	The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 19, 2003	By:	/s/ David C. Swanson David C. Swanson President and Chief Executive Officer

CERTIFICATIONS

I, Steven M. Blondy, certify that:

1.	I have reviewed this annual report on Form 10-K of R.H. Donnelley Corporation;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing equivalent functions):

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

6.	The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 19, 2003	By:	/s/ Steven M. Blondy Steven M. Blondy Senior Vice President and Chief Financial Officer

CERTIFICATIONS

I, David C. Swanson, certify that:

1.	I have reviewed this annual report on Form 10-K of R.H. Donnelley Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing equivalent functions):

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

6.	The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 19, 2003	By:	/s/ David C. Swanson David C. Swanson President and Chief Executive Officer

CERTIFICATIONS

     I, Steven M. Blondy, certify that:

1.	I have reviewed this annual report on Form 10-K of R.H. Donnelley Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing equivalent functions):

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

6.	The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 19, 2003	By:	/s/ Steven M. Blondy Steven M. Blondy Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Document

2.1	Stock Purchase Agreement, dated as of September 21, 2002, by and among the Company, Sprint Corporation and Centel Directories LLC (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 1, 2002, Commission File No. 001-07155). The Company agrees to furnish supplementally a copy of any omitted schedules to the Securities and Exchange Commission upon request.
2.2	Supplemental Agreement to Stock Purchase Agreement, dated as of December 31, 2002, by and among the Company, Sprint Corporation and Centel Directories LLC (incorporated by reference to Exhibit 2.2 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 17, 2003, Commission File No. 001-07155). The Company agrees to furnish supplementally a copy of any omitted schedules to the Commission upon request.
2.3	Preferred Stock and Warrant Purchase Agreement, dated as of September 21, 2002, among R.H. Donnelley Corporation and investment partnerships affiliated with The Goldman Sachs Group, Inc. (incorporated by reference to Exhibit 2.2 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 1, 2002, Commission File No. 001-07155)
3.1	Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q for the three months ended March 31, 1999, filed with the Securities and Exchange Commission on May 14, 1999 Commission File No. 001-07155)
3.2	By-laws of the Company (incorporated by reference to Exhibit 3.2 to the Quarterly Report on Form 10-Q for the three months ended March 31, 1999, filed with the Securities and Exchange Commission on May 14, 1999 Commission File No. 001-07155)
3.3	Certificate of Incorporation of R.H. Donnelley Inc. (incorporated by reference to Exhibit 3.3 to Amendment No. 1 to the Registration Statement on Form S-4, filed with the Securities and Exchange Commission on August 7, 1998, Registration No. 333-59287)
3.4	By-laws of R.H. Donnelley Inc. (incorporated by reference to Exhibit 3.4 to the Registration Statement on Form S-4, filed with the Securities and Exchange Commission on July 17, 1998, Registration No. 333-59287)
3.5	Certificate of Designations of Convertible Cumulative Preferred Stock of R.H. Donnelley Corporation (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 17, 2003, Commission File No. 001-07155)
3.6	Certificate of Designations of Series B-1 Convertible Cumulative Preferred Stock of R.H. Donnelley Corporation (incorporated by reference to Exhibit 3.1 to the Current Report Form 8-K, filed with the Securities and Exchange Commission on December 3, 2002, Commission File No. 001-07155)
4.1	Indenture, dated as of June 5, 1998, among R.H. Donnelley Inc., as Issuer, the Company, as Guarantor, and the Bank of New York, as Trustee, with respect to the 9 1/8% Senior Subordinated Notes due 2008 (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-4, filed with the Securities and Exchange Commission on July 17,

Exhibit No.	Document

1998, Registration No. 333-59287)
4.2	Form of the 9 1/8% Senior Subordinated Notes due 2008 (included in Exhibit 4.1)
4.3	Company Guarantee (included in Exhibit 4.1)
4.4	First Supplemental Indenture, dated as of November 25, 2002, among R.H. Donnelley Inc., as Issuer, and the Company, R.H. Donnelley Acquisitions, Inc., R.H. Donnelley APIL, Inc., R.H. Donnelley CD, Inc. and Get Digital Smart.com, Inc., as Guarantors, and The Bank of New York, as Trustee, with respect to the 9 1/8% Senior Subordinated Notes due 2008 (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 25, 2002, Commission File No. 001-07155)
4.5	Second Supplemental Indenture, dated as of December 20, 2002, among R.H. Donnelley Inc., as Issuer, and the Company, R.H. Donnelley Acquisitions, Inc., R.H. Donnelley Acquisitions II, Inc., R.H. Donnelley APIL, Inc., R.H. Donnelley CD, Inc. and Get Digital Smart.com, Inc., as Guarantors, and The Bank of New York, as Trustee, with respect to the 9 1/8% Senior Subordinated Notes due 2008 (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 20, 2002, Commission File No. 001-07155)
4.6	Third Supplemental Indenture, dated as of December 20, 2002 (operative as of January 3, 2003), among R.H. Donnelley Inc., as Issuer, and the Company, R.H. Donnelley Acquisitions, Inc., R.H. Donnelley Acquisitions II, Inc., R.H. Donnelley APIL, Inc., R.H. Donnelley CD, Inc. and Get Digital Smart.com, Inc., as Guarantors, and The Bank of New York, as Trustee, with respect to the 9 1/8% Senior Subordinated Notes due 2008 (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 6, 2003, Commission File No. 001-07155)
4.7	Rights Agreement, dated as of October 27, 1998, between R.H. Donnelley Corporation and First Chicago Trust Company (incorporated by reference to Exhibit 4 to the Registration Statement on Form 8-A, filed with the Securities and Exchange Commission on November 5, 1998, Commission File No. 001-07155)
4.8	Amendment No. 1 to Rights Agreement, dated as of February 26, 2001, by and among R.H. Donnelley Corporation, First Chicago Trust Company of New York (as initial Rights Agent) and The Bank of New York (as successor Rights Agent) (incorporated by reference to Exhibit 4.5 to the Annual Report on Form 10-K for the year ended December 31, 2000, filed with the Securities and Exchange Commission on March 28, 2001, Commission File No. 001-07155)
4.9	Amendment No. 2 to Rights Agreement, dated as of September 21, 2002, between the Company and The Bank of New York, as successor Rights Agent (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 1, 2002, Commission File No. 001-07155)
4.10	Form of Warrant Agreement, dated as of November 25, 2002, between the Company and investment partnerships affiliated with The Goldman Sachs Group, Inc. (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 17, 2003, Commission File No. 001-07155)
4.11	Form of Warrant Agreement, dated as of January 3, 2003, between the Company and investment partnerships affiliated

Exhibit No.	Document

with The Goldman Sachs Group, Inc. (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 17, 2003, Commission File No. 001-07155)
4.12	Registration Rights Agreement, dated as of November 25, 2002, among the Company and investment partnerships affiliated with The Goldman Sachs Group, Inc. (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 3, 2002, Commission File No. 001-07155)
4.13*	Indenture dated as of December 3 2002 between R.H. Donnelley Inc. (as successor to R.H. Donnelley Finance Corporation I), as Issuer, and The Bank of New York, as Trustee, with respect to the 8 7/8% Senior Notes due 2010
4.14*	Supplemental Indenture dated as of January 3, 2003 among R.H. Donnelley Inc., as Issuer, the Company and the other guarantors signatory thereto, as Guarantors, and The Bank of New York, as Trustee, with respect to the 8 7/8% Senior Notes due 2010
4.15	Form of 8 7/8% Senior Notes due 2010 (included in Exhibit 4.13)
4.16*	Guarantees relating to the 8 7/8% Senior Notes due 2010
4.17*	Indenture dated as of December 3 2002 between R.H. Donnelley Inc. (as successor to R.H. Donnelley Finance Corporation I), as Issuer, and The Bank of New York, as Trustee, with respect to the 10 7/8% Senior Subordinated Notes due 2012
4.18*	Supplemental Indenture dated as of January 3, 2003 among R.H. Donnelley Inc., as Issuer, the Company and the other guarantors signatory thereto, as Guarantors, and The Bank of New York, as Trustee, with respect to the 10 7/8% Senior Subordinated Notes due 2012
4.19	Form of 10 7/8% Senior Subordinated Notes due 2012 (included in Exhibit 4.17)
4.20*	Guarantees relating to the 10 7/8% Senior Subordinated Notes due 2012
10.1	Form of Distribution Agreement between the Company (f/k/a The Dun & Bradstreet Corporation) and The New Dun & Bradstreet Corporation (incorporated by reference to Exhibit 99.2 to the Current Report on Form 8-K of the Company (f/k/a The Dun & Bradstreet Corporation), filed with the Securities and Exchange Commission on June 30, 1998, Commission File No. 001-07155)
10.2	Form of Tax Allocation Agreement between the Company (f/k/a The Dun & Bradstreet Corporation) and The New Dun & Bradstreet Corporation (incorporated by reference to Exhibit 99.3 to the Current Report on Form 8-K of the Company (f/k/a The Dun & Bradstreet Corporation), filed with the Securities and Exchange Commission on June 30, 1998, Commission File No. 001-07155)
10.3	Form of Employee Benefits Agreement between the Company (f/k/a The Dun & Bradstreet Corporation) and The New Dun & Bradstreet Corporation (incorporated by reference to Exhibit 99.4 to the Current Report on Form 8-K of the Company (f/k/a The Dun & Bradstreet Corporation), filed with the Securities and Exchange Commission on June 30, 1998, Commission File No. 001-07155)
10.4	Form of Intellectual Property Agreement between the Company (f/k/a The Dun & Bradstreet Corporation) and The New Dun & Bradstreet Corporation (incorporated by reference to Exhibit 99.5 to the Current Report on Form 8-K of the Company (f/k/a The Dun & Bradstreet Corporation), filed with the Securities and Exchange Commission on June 30, 1998, Commission File No. 001-07155)

10.5	Form of Amended and Restated Transition Services Agreement among the Company (f/k/a The Dun & Bradstreet Corporation), The New Dun & Bradstreet Corporation, Cognizant Corporation, IMS Health Incorporated, ACNielsen Corporation and Gartner Group, Inc. (incorporated by reference to Exhibit 99.9 to the Current Report on Form 8-K of the Company (f/k/a The Dun & Bradstreet Corporation), filed with the Securities and Exchange Commission on June 30, 1998, Commission File No. 001-07155)

10.6	DonTech II Partnership Agreement, effective August 19, 1997, by and between R.H. Donnelley Inc. (f/k/a The Reuben H. Donnelley Corporation) and Ameritech Publishing of Illinois, Inc. (incorporated by reference to Exhibit 10.10 to Amendment No. 1 to the Registration Statement on Form S-4, filed with the Securities and Exchange Commission on August 7, 1998, Registration No. 333-59287)

10.7	Revenue Participation Agreement, dated as of August 19, 1997, by and between APIL Partners Partnership and R.H. Donnelley Inc. (f/k/a The Reuben H. Donnelley Corporation) (incorporated by reference to Exhibit 10.11 to Amendment No. 1 to the Registration Statement on Form S-4, filed with the Securities and Exchange Commission on August 7, 1998, Registration No. 333-59287)

10.8	Master Agreement, executed August 19, 1997, by and among R.H. Donnelley Inc. (f/k/a The Reuben H. Donnelley Corporation), the Company (f/k/a The Dun & Bradstreet Corporation), The Am-Don Partnership a/k/a DonTech, DonTech II, Ameritech Publishing, Inc., Ameritech Publishing of Illinois, Inc., Ameritech Corporation, DonTech I Publishing Company LLC and the APIL Partners Partnership (incorporated by reference to Exhibit 10.12 to Amendment No. 1 to the Registration Statement on Form S-4, filed with the Securities and Exchange Commission on August 7, 1998, Registration No. 333-59287)

10.9	Exclusive Sales Agency Agreement, effective August 19, 1997, between APIL Partners Partnership and DonTech II (incorporated by reference to Exhibit 10.13 to Amendment No. 1 to the Registration Statement on Form S-4, filed with the Securities and Exchange Commission on August 7, 1998, Registration No. 333-59287)

10.10	Agreement for Publishing Services, dated as of January 1, 2002 between Ameritech Publishing Inc. and R.H. Donnelley Inc. (certain portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to an Application for an Order Granting Confidential Treatment) (incorporated by reference to Exhibit 10.13 to the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2002, filed with the Securities and Exchange Commission on May 10, 2002, Commission File No. 001-07155)

10.11	Second Amended and Restated Partnership Agreement, effective as of August 19, 1997, by and between R.H. Donnelley Inc. (f/k/a The Reuben H. Donnelley Corporation) and Ameritech Publishing of Illinois (incorporated by reference to Exhibit 10.14 to Amendment No. 1 to the Registration Statement on Form S-4, filed with the Securities and Exchange Commission on August 7, 1998, Registration No. 333-59287)

10.12	Limited Liability Company Agreement of CenDon, L.L.C. dated April 27, 2000 between R.H. Donnelley Inc. and Centel Directory Company (certain portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to an Application for an Order Granting Confidential Treatment) (incorporated by reference to

Exhibit 10.14 to the Company’s Quarterly Report on Form 10-Q for the three months ended June 30, 2002, filed with the Securities and Exchange Commission on August 14, 2002, Commission File No. 001-07155)

10.13	Sales Agency Agreement dated as of April 27, 2000 among R.H. Donnelley Inc., Centel Directory Company and CenDon, L.L.C. (incorporated by reference to Exhibit 10.15 to the Company’s Quarterly Report on Form 10-Q for the three months ended June 30, 2002, filed with the Securities and Exchange Commission on August 14, 2002, Commission File No. 001-07155)

10.14	Agreement for Publishing Services dated as of April 27, 2000 between R.H. Donnelley and CenDon, L.L.C. (certain portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to an Application for an Order Granting Confidential Treatment) (incorporated by reference to Exhibit 10.16 to the Company’s Quarterly Report on Form 10-Q for the three months ended June 30, 2002, filed with the Securities and Exchange Commission on August 14, 2002, Commission File No. 001-07155)

10.15^	Key Employees’ Performance Unit Plan, as amended and restated (incorporated by reference to Exhibit 10.15 to Amendment No. 3 to the Registration Statement on Form S-4, filed with the Securities and Exchange Commission on September 28, 1998, Registration No. 333-59287)

10.16^	1991 Key Employees’ Stock Option Plan, as amended and restated through April 25, 2000 (incorporated by reference to Exhibit 10.17 to the Company’s Quarterly Report on Form 10-Q for the three months ended September 30, 2000, filed with the Securities and Exchange Commission on November 13, 2000, Commission File No. 001-07155)

10.17^	Amended and Restated 1998 Directors’ Stock Plan (incorporated by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999, filed with the Securities and Exchange Commission on March 27, 2000, Commission File No. 001-07155)

10.18^	Pension Benefit Equalization Plan (incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, filed with the Securities and Exchange Commission on March 27, 2002, Commission File No. 001-07155)

10.19^	2001 Stock Award and Incentive Plan (incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, filed with the Securities and Exchange Commission on March 27, 2002, Commission File No. 001-07155)

10.20^	2001 Partner Share Plan (incorporated by reference to Exhibit 99.1 to the Registration Statement on Form S-8, filed with the Securities and Exchange Commission on April 30, 2001, Registration No. 333-59790)

10.21^	Form of Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 99.02 to Registration Statement on Form S-8, filed with the Securities and Exchange Commission on July 25, 2001, Registration No. 333-65822)

10.22^	Form of Annual Incentive Program Award (incorporated by reference to Exhibit 99.03 to the Registration Statement on Form S-8, filed with the Securities and Exchange Commission on July 25, 2001, Registration No. 333-65822)

10.23^	Form of Performance Unit Program Award (incorporated by reference to Exhibit 99.04 to the Registration Statement on Form S-8, filed with the Securities and Exchange Commission on July 25, 2001, Registration No. 333-65822)

10.24^	Deferred Compensation Plan (incorporated by reference to Exhibit 4.01 to the Company’s Registration Statement on Form S-8, filed with the Securities and Exchange Commission on November 24, 1999, Registration No. 333-91613)

10.25^	Amended and Restated Employment Agreement dated as of December 27, 2001 between the Company and Frank R. Noonan (incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, filed with the Securities and Exchange Commission on March 27, 2002, Commission File No. 001-07155)

10.26^	Amended and Restated Employment Agreement dated as of December 27, 2001 between the Company and Philip C. Danford (incorporated by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, filed with the Securities and Exchange Commission on March 27, 2002, Commission File No. 001-07155)

10.27^	Employment Agreement effective as of May 1, 2002 between the Company and David C. Swanson (incorporated by reference to Exhibit 10.29 to the Company’s Quarterly Report on Form 10-Q for the three months ended June 30, 2002, filed with the Securities and Exchange Commission on August 14, 2002, Commission File No. 001-07155)

10.28^	Employment Agreement effective September 21, 2002 between the Company and Peter J. McDonald (incorporated by reference to Exhibit 10.30 to the Quarterly Report on Form 10-Q for the nine months ended September 30, 2002, filed with the Securities and Exchange Commission on November 12, 2002, Commission File No. 001-07155)

10.29^	Employment Agreement effective March 1, 2002 between the Company and Steven M. Blondy (incorporated by reference to Exhibit 10.30 to the Company’s Quarterly Report on Form 10-Q for the three months ended June 30, 2002, filed with the Securities and Exchange Commission on August 14, 2002, Commission File No. 001-07155)

10.30^	Employment Agreement dated as of September 28, 1998 between the Company and Frank M. Colarusso (incorporated by reference to Exhibit 10.32 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, filed with the Securities and Exchange Commission on March 28, 2001, Commission File No. 001-07155)

10.31^	Amendment No. 1 to Employment Agreement dated as of July 27, 2000 between the Company and Frank M. Colarusso (incorporated by reference to Exhibit 10.33 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, filed with the Securities and Exchange Commission on March 28, 2001, Commission File No. 001-07155)

10.32^	Amendment No. 2 to Employment Agreement dated as of February 27, 2001 between the Company and Frank M. Colarusso (incorporated by reference to Exhibit 10.34 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, filed with the Securities and Exchange Commission on March 28, 2001, Commission File No. 001-07155)

10.33^	Employment Agreement dated as of September 26, 2000 between the Company and

William C. Drexler (incorporated by reference to Exhibit 10.35 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, filed with the Securities and Exchange Commission on March 28, 2001, Commission File No. 001-07155)

10.34^	Amendment No. 1 to Employment Agreement dated as of February 27, 2001 between the Company and William C. Drexler (incorporated by reference to Exhibit 10.36 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, filed with the Securities and Exchange Commission on March 28, 2001, Commission File No. 001-07155)

10.35^	Employment Agreement dated as of January 1, 2001 between the Company and Robert J. Bush (incorporated by reference to Exhibit 10.37 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, filed with the Securities and Exchange Commission on March 28, 2001, Commission File No. 001-07155)

10.36^	Amendment No. 1 to Employment Agreement dated as of February 27, 2001 between the Company and Robert J. Bush (incorporated by reference to Exhibit 10.38 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, filed with the Securities and Exchange Commission on March 28, 2001, Commission File No. 001-07155)

10.37^	Separation Agreement and Release dated as of March 15, 2001 between the Company and Judith A. Norton (incorporated by reference to Exhibit 10.29 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, filed with the Securities and Exchange Commission on March 28, 2001, Commission File No. 001-07155)

10.38	Letter Agreement, dated as of November 25, 2002, among the Company, R.H. Donnelley Inc. and investment partnerships affiliated with The Goldman Sachs Group, Inc (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 3, 2002, Commission File No. 001-07155)

10.39	Letter Agreement dated as of January 3, 2003 among the Company, R.H. Donnelley Inc. and investment partnerships affiliated with The Goldman Sachs Group, Inc (incorporated by reference to Exhibit 10.8 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 17, 2003, Commission File No. 001-07155)

10.40	Directory Services License Agreement, dated as of January 3, 2003, by and among R.H. Donnelley Publishing & Advertising, Inc. (f/k/a Sprint Publishing & Advertising, Inc.), CenDon L.L.C., R.H. Donnelley Directory Company (f/k/a Centel Directory Company), Sprint Corporation, Sprint Directory Trademark Company, LLC and the Sprint Local Telecommunications Division (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 17, 2003, Commission File No. 001-07155)

10.41	Trademark License Agreement, dated as of January 3, 2003, by and among Sprint Directory Trademark Company, LLC, R.H. Donnelley Publishing & Advertising, Inc. (f/k/a Sprint Publishing & Advertising, Inc.), CenDon L.L.C. and R.H. Donnelley Directory Company (f/k/a Centel Directory Company) (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, filed with the Securities and Exchange

Commission on January 17, 2003, Commission File No. 001-07155)

10.42	Publisher Trademark License Agreement, dated as of January 3, 2003, by and among R.H. Donnelley Publishing & Advertising, Inc. (f/k/a Sprint Publishing & Advertising, Inc.), R.H. Donnelley Directory Company (f/k/a Centel Directory Company) and Sprint Corporation (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 17, 2003, Commission File No. 001-07155)

10.43	Non-Competition Agreement, dated as of January 3, 2003, by and among the Company, R.H. Donnelley Publishing & Advertising, Inc. (f/k/a Sprint Publishing & Advertising, Inc.), CenDon L.L.C., R.H. Donnelley Directory Company (f/k/a Centel Directory Company), Sprint Corporation and the Sprint Local Telecommunications Division (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 17, 2003, Commission File No. 001-07155)

10.44	Subscriber Listings Agreement, dated as of January 3, 2003, by and among R.H. Donnelley Publishing & Advertising, Inc. (f/k/a Sprint Publishing & Advertising, Inc.), CenDon L.L.C., R.H. Donnelley Directory Company (f/k/a Centel Directory Company), Sprint Corporation and the Sprint Local Telecommunications Division (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 17, 2003, Commission File No. 001-07155)

10.45	Credit Agreement, dated as of December 6, 2002, among the Company, R.H. Donnelley Inc., R.H. Donnelley Finance Corporation II (subsequently merged with and into R.H. Donnelley Inc.), the several lenders from time to time party thereto, Bear Stearns Corporate Lending Inc. and Citicorp North America, Inc., as joint syndication agents, BNP Paribas and Fleet National Bank, as joint documentation agents, Deutsche Bank Trust Company Americas, as administrative agent, and Deutsche Bank Securities Inc., Salomon Smith Barney Inc. and Bear, Stearns & Co. Inc., as joint lead arrangers and joint bookrunners (incorporated by reference to Exhibit 10.10 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 17, 2003, Commission File No. 001-07155)

21*	Subsidiaries of the Company

23*	Consent of Independent Accountants

99.1*	Certification of Annual Report on Form 10-K for the year ended December 31, 2002 by David C. Swanson, Chief Executive Officer

99.2*	Certification of Annual Report on Form 10-K for the year ended December 31, 2002 by Steven M. Blondy, Senior Vice President and Chief Financial Officer

99.3*	Certification of Annual Report on Form 10-K for the year ended December 31, 2002 by David C. Swanson, Chief Executive Officer for R.H. Donnelley Inc.

99.4*	Certification of Annual Report on Form 10-K for the year ended December 31, 2002 by Steven M. Blondy, Senior Vice President and Chief Financial Officer for R.H. Donnelley Inc.

*	Filed herewith
^	Management contract or compensatory plan