Form 10-Q
period 2003-03-31
R H DONNELLEY CORP; DONNELLEY R H INC
filed 2003-05-15
CIK 30419, 1065310

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark one)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

                                       OR

| | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No | |

Indicate by check mark whether registrant is an accelerated filer Yes |X| No | |

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

           Title of Class                 Shares Outstanding at May 1, 2003
           --------------                 ---------------------------------
Common Stock, par value $1 per share                 30,534,167

                        Commission file number 333-59287

                              R.H. DONNELLEY INC. *
             (Exact name of registrant as specified in its charter)

                Delaware                                 36-2467635
        (State of Incorporation)            (I.R.S. Employer Identification No.)

 One Manhattanville Road, Purchase N.Y.                    10577
(Address of principal executive offices)                 (Zip Code)

Registrants' telephone number, including area code     (914) 933-6400

* R.H. Donnelley Inc. is a wholly owned subsidiary of R.H. Donnelley Corporation. R.H. Donnelley Inc. meets the conditions set forth in General Instructions H 1(a) and (b) of Form 10-Q and is therefore filing this report with respect to R.H. Donnelley Inc. with the reduced disclosure format. R.H. Donnelley Inc. became subject to the filing requirements of Section 15(d) on October 1, 1998 in connection with the public offer and sale of its 9 1/8% Senior Subordinated Notes. In addition, R.H. Donnelley Inc. is the obligor of 8 7/8% senior notes due 2010 and 10 7/8% senior subordinated notes due 2012. As of May 1, 2003, 100 shares of R.H. Donnelley Inc. common stock, no par value, were outstanding.

                           R.H. DONNELLEY CORPORATION

                               INDEX TO FORM 10-Q

PART I.  FINANCIAL INFORMATION                                                                 PAGE
                                                                                               ----
Item 1.  Financial Statements (Unaudited)

                 Consolidated Balance Sheets at March 31, 2003 and December 31, 2002 ...         3

                 Consolidated Statements of Operations for the three months ended
                 March 31, 2003 and 2002 ...............................................         4

                 Consolidated Statements of Cash Flows for the three months ended
                 March 31, 2003 and 2002 ...............................................         5

                 Notes to Consolidated Financial Statements ............................         6

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of
         Operations ....................................................................        20

Item 3.  Quantitative and Qualitative Disclosure About Market Risk .....................        30

Item 4.  Controls and Procedures .......................................................        31

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings .............................................................        31

Item 2.  Changes in Securities and Use of Proceeds .....................................        35

Item 4.  Submission of Matters to a Vote of Security Holders ...........................        35

Item 6.  Exhibits and Reports on Form 8-K ..............................................        36

SIGNATURES .............................................................................        45

CERTIFICATIONS .........................................................................        46

R.H. DONNELLEY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                                                                               MARCH 31,        December 31,
(in thousands, except share and per share data)                                                  2003               2002
                                                                                              ===========       ===========
                                                 ASSETS

CURRENT ASSETS
  Cash and cash equivalents ............................................................      $    12,203       $     7,787
  Restricted cash ......................................................................               --         1,928,700
                                                                                              -----------       -----------
        Total cash, cash equivalents and restricted cash ...............................           12,203         1,936,487
  Accounts receivable
    Billed .............................................................................           51,155                --
    Unbilled ...........................................................................          209,275            31,978
    Allowance for doubtful accounts and sales allowances ...............................          (32,290)           (4,772)
                                                                                              -----------       -----------
        Net accounts receivable ........................................................          228,140            27,206
  Deferred directory costs .............................................................           23,771                --
  Other current assets .................................................................           10,765             4,981
                                                                                              -----------       -----------
        Total current assets ...........................................................          274,879         1,968,674

  Fixed assets and computer software - net .............................................           23,051            12,008
  Partnership investment ...............................................................          174,680           202,236
  Other non-current assets .............................................................           95,008            40,457
  Intangible assets, net ...............................................................        1,902,542                --
  Goodwill .............................................................................           77,953                --
                                                                                              -----------       -----------

        Total Assets ...................................................................      $ 2,548,113       $ 2,223,375
                                                                                              ===========       ===========

                              LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED
                                     STOCK AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES
  Accounts payable and accrued liabilities .............................................      $    20,629       $     9,043
  Deferred directory revenue ...........................................................           64,223                --
  Accrued interest payable .............................................................           36,097            11,218
  Current portion of long-term debt ....................................................           62,808            13,780
                                                                                              -----------       -----------
        Total current liabilities ......................................................          183,757            34,041

  Long-term debt .......................................................................        2,182,525         2,075,470
  Deferred income taxes - net ..........................................................           32,176            60,783
  Other non-current liabilities ........................................................           12,944            20,222
                                                                                              -----------       -----------
        Total liabilities ..............................................................        2,411,401         2,190,516

Commitments and contingencies
Redeemable convertible preferred stock (redemption value at March 31, 2003 $204,482) ...          185,707            63,459

SHAREHOLDERS' DEFICIT
  Common stock, par value $1 per share, authorized -
    400,000,000 shares; issued - 51,621,894 shares for 2003 and 2002 ...................           51,622            51,622
  Additional paid-in capital ...........................................................          119,508            63,586
  Warrants outstanding .................................................................           13,758             5,330
  Accumulated (deficit) earnings .......................................................          (69,734)           13,605
  Treasury stock, at cost, 21,097,219 shares for 2003 and 21,900,818 shares for 2002 ...         (164,150)         (164,743)
                                                                                              -----------       -----------
        Total shareholders' deficit ....................................................          (48,996)          (30,600)
                                                                                              -----------       -----------

        Total Liabilities, Redeemable Convertible Preferred
                Stock and Shareholders' Deficit ........................................      $ 2,548,113       $ 2,223,375
                                                                                              ===========       ===========

               The accompanying notes are an integral part of the consolidated financial statements.

R.H. DONNELLEY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                                    THREE MONTHS ENDED
                                                                         MARCH 31,
                                                                  -----------------------
(amounts in thousands, except per share data)                       2003           2002
                                                                  ========       ========
Net revenue ................................................      $ 12,419       $ 18,828

Expenses
   Operating expenses ......................................        31,932         11,666
   General and administrative expenses .....................        10,010          5,045
   Depreciation and amortization ...........................        16,028          1,608
                                                                  --------       --------
      Total expenses .......................................        57,970         18,319

Partnership income .........................................        23,633         27,148
                                                                  --------       --------

      Operating (loss) income ..............................       (21,918)        27,657

Interest expense, net ......................................       (48,675)        (6,222)
Other income ...............................................           799             --
                                                                  --------       --------

      (Loss) income before income taxes ....................       (69,794)        21,435

(Benefit) provision for income taxes .......................       (28,607)         8,253
                                                                  --------       --------

      Net (loss) income ....................................       (41,187)        13,182

Preferred dividend .........................................        42,154             --
                                                                  --------       --------

      Net (loss) income available to common shareholders ...      $(83,341)      $ 13,182
                                                                  ========       ========

Earnings (loss) per share
      Basic ................................................      $  (2.76)      $   0.45
                                                                  ========       ========
      Diluted ..............................................      $  (2.76)      $   0.44
                                                                  ========       ========

Weighted average shares outstanding
      Basic ................................................        30,241         29,453
                                                                  ========       ========
      Diluted ..............................................        30,985         30,173
                                                                  ========       ========

COMPREHENSIVE (LOSS) INCOME:
Net (loss) income ..........................................      $(41,187)      $ 13,182
Preferred dividend .........................................        42,154             --
                                                                  --------       --------
Net (loss) income available to common shareholders .........       (83,341)        13,182
Unrealized loss on interest rate swaps, net of tax .........            --         (1,022)
                                                                  --------       --------
Comprehensive (loss) income ................................      $(83,341)      $ 12,160
                                                                  ========       ========

               The accompanying notes are an integral part of the consolidated financial statements.

R.H. DONNELLEY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                        THREE MONTHS ENDED
                                                                                             MARCH 31,
                                                                                    --------------------------
(amounts in thousands)                                                                 2003             2002
                                                                                    ===========       ========
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income ............................................................      $   (41,187)      $ 13,182
Reconciliation of net income to net cash provided by operating activities:
     Depreciation and amortization ...........................................           16,028          1,608
     Deferred income tax .....................................................          (28,607)         1,327
     Provision for doubtful accounts .........................................              146            529
     Other noncash charges ...................................................            4,669            618
     Cash in excess of partnership income ....................................           11,290         10,078
Changes in assets and liabilities, net of effect from acquisition:
     Decrease in accounts receivable .........................................           58,559          1,077
     Increase in other current assets ........................................          (11,826)            --
     (Increase) decrease in other assets .....................................              719         (1,513)
     Increase in accounts payable and accrued liabilities ....................           14,225          3,758
     Increase in deferred revenue ............................................           64,223             --
     Increase in other non-current liabilities ...............................              570          1,170
                                                                                    -----------       --------
            Net cash provided by operating activities ........................           88,809         31,834

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to fixed assets and computer software ..............................           (2,510)          (791)
Acquisition of SPA ...........................................................       (2,243,345)            --
Release of funds from escrow .................................................        1,825,000             --
Decrease in restricted cash ..................................................           69,300             --
                                                                                    -----------       --------
            Net cash used in investing activities ............................         (351,555)          (791)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of debt, net of costs .............................          461,307             --
Proceeds from the issuance of Preferred Stock and warrants, net of costs .....          125,683             --
Pre-acquisition debt refinanced with proceeds from borrowings ................         (243,005)            --
Repayment of debt ............................................................          (89,667)       (35,000)
Proceeds from employee stock option exercises ................................           12,844            722
                                                                                    -----------       --------
            Net cash provided by (used in) financing activities ..............          267,162        (34,278)

Increase (decrease) in cash and cash equivalents .............................            4,416         (3,235)
Cash and cash equivalents, beginning of year .................................            7,787         14,721
                                                                                    -----------       --------
Cash and cash equivalents, end of period .....................................      $    12,203       $ 11,486
                                                                                    ===========       ========

SUPPLEMENTAL INFORMATION:
Cash used to pay:
   Interest ..................................................................      $    18,783       $  4,398
                                                                                    ===========       ========
   Income taxes ..............................................................      $        --       $     --
                                                                                    ===========       ========

               The accompanying notes are an integral part of the consolidated financial statements.

R.H. DONNELLEY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(amounts in thousands, except per share data)

1. BASIS OF PRESENTATION

The interim financial statements of R.H. Donnelley Corporation and its direct and indirect wholly owned subsidiaries (the "Company," "we," "us" and "our") have been prepared in accordance with the instructions to Quarterly Report on Form 10-Q and should be read in conjunction with the financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2002. The results of interim periods are not necessarily indicative of results for the full year or any subsequent period. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of financial position, results of operations and cash flows at the dates and for the periods presented have been included. Certain prior year amounts have been reclassified to conform to the current year's presentation.

2. BUSINESS COMBINATION

On January 3, 2003, we completed the acquisition of Sprint Corporation's directory publishing business, Sprint Publishing & Advertising ("SPA"), for $2,213,475, subject to a final working capital adjustment. We are now the publisher of 260 revenue-generating yellow pages directories in 18 states. Prior to the acquisition, we served as the exclusive sales agent and pre-press publishing vendor for SPA directories in certain markets. The acquisition transformed the Company from a sales agent and pre-press vendor into a leading publisher of yellow pages directories. The results of the SPA business have been included in our consolidated results from and after January 3, 2003, the acquisition closing date. SPA is now being operated as R.H. Donnelley Publishing & Advertising, Inc. ("RHDPA"), an indirect, wholly owned subsidiary of the Company.

The acquisition was accounted for as a purchase business combination in accordance with SFAS 141 "Business Combinations." The purchase price was allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their respective estimated fair values on the acquisition date. The fair value of certain long-term intangible assets and their respective useful lives were valued by an independent third party with expert knowledge in the area of valuing acquired businesses and our industry. Identifiable intangible assets acquired included directory services agreements entered into between Sprint and us, customer relationships and acquired trade names (see Note 4). With the possible exception of the final working capital adjustment and a restructuring reserve, we do not anticipate a material change in the purchase price allocation. We anticipate that both the working capital adjustment and our restructuring plans will be finalized during the second quarter. A summarized condensed balance sheet at January 3, 2003 is presented below.

                                                               January 3,
                                                                  2003
                                                              ===========
      ASSETS
      Cash and cash equivalents ........................      $    23,986
      Other current assets .............................          308,852
      Partnership investment ...........................          185,969
      Other non-current assets .........................          124,140
      Intangible assets ................................        1,915,000
      Goodwill .........................................           77,953
                                                              -----------
      Total assets .....................................      $ 2,635,900
                                                              ===========

                                                               January 3,
                                                                  2003
                                                              ===========
      LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED
      STOCK AND SHAREHOLDERS' EQUITY
      Current liabilities ..............................      $    46,101
      Current portion long-term debt ...................           58,668
      Long-term debt ...................................        2,297,577
      Other non-current liabilities ....................           73,956
                                                              -----------
      Total liabilities ................................        2,476,302

      Redeemable convertible preferred stock ...........          143,553

      Shareholders' equity .............................           16,045
                                                              -----------

      Total Liabilities, Redeemable Convertible
      Preferred Stock and Shareholders' Equity .........      $ 2,635,900
                                                              ===========

Summarized condensed pro forma information for the quarter ended March 31, 2002 assuming the SPA acquisition and related financing and accounting occurred on January 1, 2002 is presented below.

      Net revenue ......................................      $   144,587
      Operating income .................................           75,736
      Net income .......................................           18,883
      Preferred dividend ...............................           66,374
      Net loss available to common shareholders ........          (47,491)

3. SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation. The consolidated financial statements include the accounts of R.H. Donnelley Corporation and its direct and indirect wholly owned subsidiaries. All intercompany transactions and balances have been eliminated. The DonTech Partnership ("DonTech") is accounted for under the equity method as we do not have control, but do have the ability to exercise significant influence over DonTech's operating and financial policies. Accordingly, DonTech's results are not consolidated in our financial statements, but our share of its net profits is reported as partnership income in the Consolidated Statements of Operations.

Revenue Recognition and Deferred Directory Costs. We publish 260 revenue-generating yellow pages directories and earn revenue from the sale of advertising into our yellow pages directories. Revenue from the sale of advertising is recognized under the deferral and amortization method. Under this method, revenue from advertising sales are deferred when a directory is published and recognized ratably over the life of a directory, which is typically twelve months. Revenue is recorded net of an estimate for claims and allowances based on historical experience. We adjust our estimate when information or circumstances indicate that the current estimate may not adequately represent the amount of claims and allowances we may incur in the future. Sales commissions, bad debt, printing (including paper costs), and initial distribution expenses are directly related to the advertising sales process and are also deferred when a directory is published and recognized ratably over the life of a directory. We also earn revenue from pre-press publishing services provided to SBC Communications Inc. ("SBC") for those directories in the DonTech markets. Revenue and expenses from pre-press publishing services are recognized as services are performed. We do not recognize claims and allowances for pre-press publishing services.

Equity Method Accounting. We account for DonTech under the equity method whereby we recognize our 50% share of the net income of DonTech as partnership income in our Consolidated Statements of Operations. Partnership income also includes revenue participation income from SBC. Revenue participation income is based on DonTech advertising sales and is recognized when a sales contract is executed with a customer. Partnership investment on the consolidated balance sheets at March 31, 2003 and December 31, 2002 include our 50% share of the net assets of

DonTech and the revenue participation receivable from SBC.

Earnings per Share. Basic earnings per common share (EPS) are generally calculated by dividing income available to common shareholders by the weighted average number of common shares outstanding. However, because our redeemable convertible cumulative preferred stock ("Preferred Stock") contains certain participation rights, EITF Topic D-95, "Effect of Participating Securities on the Computation of Basic Earnings Per Share," ("Topic D-95") requires that the dilutive effect of those securities be included in the weighted average number of shares outstanding. Furthermore, Topic D-95 requires that the dilutive effect to be included in basic EPS may be calculated using either the if-converted method or the two-class method. However, the dilutive effect of the Preferred Stock cannot be less than that which would result from the application of the two-class method. We have elected to use the if-converted method in calculating basic EPS. Diluted EPS equals net income divided by the weighted average common shares outstanding plus common share equivalents. Common share equivalents include stock options and warrants, the dilutive effect of which is calculated using the treasury stock method, and Preferred Stock, the potential dilutive effect of which is calculated using the if-converted method.

The calculation of basic and diluted EPS for the first quarter 2003 is presented below.

Basic EPS - If-Converted Method
   Loss available to common shareholders .......................      $(83,341)
   Preferred Stock dividend ....................................        42,154
                                                                      --------
   Net loss ....................................................      $(41,187)
                                                                      ========

   Weighted average common shares outstanding ..................        30,241
   Additional common shares assuming conversion of
      Preferred Stock ..........................................         8,502
                                                                      --------
   Weighted average common equivalent shares assuming
     conversion of Preferred Stock .............................        38,743
                                                                      ========

Basic loss per share - if-converted method .....................      $  (1.06)
                                                                      ========

Basic EPS - Two-Class Method
   Loss available to common shareholders .......................      $(83,341)
   Amount allocable to common shares (1) .......................            78%
                                                                      --------
   Rights to undistributed losses ..............................      $(65,006)
   Weighted average common shares outstanding ..................        30,241
                                                                      --------
   Basic earnings per share - two-class method (2) .............      $  (2.76)
                                                                      ========

(1)   30,241 / (30,241 + 8,502)

(2) Basic EPS calculated under the two-class method was a loss of $2.15. However, where there is a net loss for the period, the application of the two-class method is anti-dilutive. Accordingly, reported basic EPS are a loss of $2.76, calculated as the loss available to common shareholders ($83,341) divided by the weighted average basic shares outstanding (30,241).

Diluted EPS
Loss available to common shareholders ...........................      $(83,341)
                                                                       ========

Weighted average common shares outstanding ......................        30,241
Dilutive effect of stock options ................................           744
Dilutive effect of Preferred Stock assuming conversion ..........            --
                                                                       --------
Weighted average diluted shares outstanding .....................        30,985
                                                                       ========

Diluted EPS (3) .................................................      $  (2.76)
                                                                       ========

(3) Because there was a reported net loss in the quarter, the calculation of diluted earnings per share of a loss of $2.69 was anti-dilutive compared to basic earnings per share. Diluted earnings per share cannot be greater than basic earnings per share (or less of a loss). Therefore, reported diluted earnings per share and basic earnings per share for the first quarter 2003 were the same. The conversion of the Preferred Stock was not reflected in the calculation of diluted EPS because the effect was anti-dilutive.

For the quarter ended March 31, 2002, basic EPS equals net income divided by the weighted average common shares outstanding and diluted EPS equals net income divided by the weighted average common shares outstanding plus potentially dilutive common shares, primarily stock options.

Concentration of Credit Risk. Approximately 85% of our advertising revenue is derived from the sale of advertising to local small- and medium-sized businesses. These advertisers enter into twelve-month advertising sales contracts and typically make monthly payments over the term of the contract. Some advertisers pre-pay the full amount or a portion of the contract value. Most advertisers are subject to a credit review. If the advertisers qualify, we may extend credit to them for their advertising purchase. Small- and medium-sized businesses tend to have fewer financial resources and higher financial failure rates than large businesses. In addition, full collection of delinquent accounts can take an extended period of time and involve significant costs. While we do not believe that extending credit to our local advertisers will have a material adverse affect on our results of operations or financial condition, no assurances can be given. We do not require collateral from our advertisers, although we do charge interest to advertisers who do not pay within specified due dates.

The remaining 15% of our advertising revenue is derived from the sale of advertising to national or large regional chains, such as rental car companies, automobile repair shops and pizza delivery businesses. To sell advertising to these accounts, we contract with Certified Marketing Representatives ("CMRs"), which are independent third parties that act as agents for national companies. The CMRs are responsible for billing the national customers for their advertising. We receive payment for the value of advertising placed in our directory, net of the CMR's commission, directly from the CMR. While we are still exposed to credit risk, the amount of losses from these accounts are less than the local accounts as the advertisers, and in some cases, the CMRs, tend to be larger companies with greater financial resources than the local advertisers.

We maintain a significant receivable balance with SBC for revenue participation and pre-press publishing services fees. The revenue participation receivable is subject to adjustment, based on collections by SBC from individual advertisers; however, the adjustment is limited based on contractual provisions. The receivable is recorded at net realizable value. We do not currently foresee a material credit risk associated with this receivable, although there can be no assurance that full payment will be received on a timely basis.

We have interest rate swap agreements with major financial institutions with a notional value of $255,000 at March 31, 2003. We are exposed to credit risk in the event that one or more of the counterparties to the agreements does not, or cannot meet their obligation. The notional amount is used to measure interest to be paid or received and does not represent the amount of exposure to credit loss. The loss would be limited to the amount that would have been received, if any, over the remaining life of the swap agreement. The counterparties to the swap agreements are major financial institutions with credit ratings of A or higher. We do not currently foresee a material credit risk associated with these swap agreements.

Employee Stock Options. We follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations in accounting for our stock option plan. Compensation expense related to the issuance of stock options to employees or non-employee directors is not recognized if the exercise price of the stock option is equal to the fair market value of the underlying stock at the grant date. In October 2002, we granted stock options contingent upon the closing of the SPA acquisition to certain key employees. On the date of the SPA closing, the fair market value of our common stock was greater than the exercise price. Accordingly, we will recognize compensation expense of approximately $5,100 over the next four years. Compensation expense of $426 was recognized in the first quarter 2003. We also grant stock options to certain key employees of DonTech, which are considered compensatory under current accounting rules. Compensation expense of $196 and $70 was recognized in the first quarter 2003 and 2002, respectively.

The following table reflects the pro forma net income and earnings per share assuming we applied the fair value method of SFAS No. 123 "Accounting for Stock-Based Compensation." The pro forma disclosures shown are not necessarily representative of the effects on income and earnings per share in future years.

                                                                 Three Months Ended
                                                            ---------------------------
                                                             March 31,        March 31,
                                                               2003             2002
                                                            ==========       ==========
Net (loss) income
   As reported .......................................      $  (41,187)      $   13,182
   Pro forma .........................................         (43,447)          12,527

Net (loss) income available to common shareholders
   As reported .......................................      $  (83,341)      $   13,182
   Pro forma .........................................         (85,601)          12,527

Basic earnings per share
   As reported .......................................      $    (2.76)      $     0.45
   Pro forma .........................................           (2.83)            0.43

Diluted earnings per share
   As reported .......................................      $    (2.76)      $     0.44
   Pro forma .........................................           (2.83)            0.42

The pro forma information was estimated based on the fair value of stock options calculated using the Black-Scholes option-pricing model with the following assumptions:

                                                                  2003       2002
                                                                 =======   =======
Dividend yield .............................................        0%        0%
Expected volatility ........................................       35%       35%
Risk-free interest rate ....................................       2.7%      3.1%
Expected holding period ....................................     4 years   4 years

4. INTANGIBLE ASSETS AND GOODWILL

As a result of the SPA acquisition and related purchase price allocation, certain long-term intangible assets and their respective useful lives were identified and valued by an independent third party. Those identifiable intangible assets, their useful lives and their net book value at March 31, 2003 are presented below. Amortization expense was $12,458 for the first quarter 2003.

                                    Directory
                                  Services             Local customer       National CMR
                                 Agreements            relationships        relationships         Trade names            TOTAL
                                 ===========           ==============       =============         ===========         ===========
Estimated useful life ......        50 years              15 years             30 years             15 years
                                 ===========             =========             ========             ========

Opening fair value .........     $ 1,625,000             $ 200,000             $ 60,000             $ 30,000          $ 1,915,000
Accumulated amortization ...          (8,125)               (3,333)                (500)                (500)             (12,458)
                                 -----------             ---------             --------             --------          -----------
Net intangible assets ......     $ 1,616,875             $ 196,667             $ 59,500             $ 29,500          $ 1,902,542
                                 ===========             =========             ========             ========          ===========

Directory services agreements between Sprint and the Company includes a directory services license agreement, a trademark license agreement and a non-competition agreement (collectively "Directory Services Agreements"). The directory services license agreement gives us the exclusive right to produce, publish and distribute directories for Sprint in the markets where Sprint currently provides local telephone service. The trademark license agreement gives us the exclusive right to use certain specified Sprint trademarks, including the Sprint diamond logo, in those markets and the non-competition agreement prohibits Sprint from producing, publishing and distributing print directories or selling local advertising in those markets, with certain limited exceptions. These agreements are all interrelated and each has an initial term of 50 years, subject to earlier termination under specified circumstances. The fair value assigned to these agreements of $1,625,000 was based on the present value of estimated future cash flows. The Directory Services Agreements are being amortized under the straight-line method over 50 years.

We also acquired the established local and national customer relationships of SPA. The value of these relationships was determined based on the present value of estimated future cash flows and historical attrition rates. A value of $200,000 was assigned to the local customer relationships and a value of $60,000 was assigned to the CMR relationships. The local and national relationships are being amortized under an accelerated method that recognizes the value derived from customer relationships is greater in the earlier years and steadily declines over time. These relationships are being amortized over a weighted average period of 18 years

We also acquired certain trade names historically used in the SPA directory business. A value of $30,000 was assigned to the acquired trade names based on the "relief from royalty" method, which values the trade names based on the estimated amount that a company would have to pay in an arms length transaction to use these trade names. This asset is being amortized under the straight-line method over 15 years.

The excess of the purchase price for SPA over the net tangible and intangible assets acquired was $77,953. This amount was assigned to goodwill. In accordance with SFAS 142 "Goodwill and Other Intangible Assets," goodwill is not amortized, but is subject to impairment testing. No impairment losses were recorded during the period.

Amortization expense for intangible assets for 2003 through 2008 will be approximately $50,000 per year.

5. PARTNERSHIP INCOME

Partnership income in 2003 includes our 50% share of the net income of DonTech (accounted for under the equity method) and revenue participation income from SBC. Partnership income in 2002 also included a priority distribution on our membership interest in CenDon, LLC. As a result of the acquisition, we acquired CenDon, LLC. We no longer report priority distribution income, rather we now consolidate the revenues and expenses of CenDon, LLC in our Consolidated Statements of Operations. Partnership income for the three months ended March 31, 2003 and 2002 consisted of the following:

                                                              Three months ended
                                                                       March 31,
                                                            --------------------
                                                             2003         2002
                                                            =======      =======
Revenue participation income .........................      $20,447      $19,418
50% share of DonTech net income ......................        3,186        2,487
Priority distribution income from CenDon .............           --        5,243
                                                            -------      -------
Partnership income ...................................      $23,633      $27,148
                                                            =======      =======

Summarized combined financial information for DonTech is shown in the table below.

                                                              Three months ended
                                                                       March 31,
                                                            --------------------
                                                             2003         2002
                                                            =======      =======
Net revenue ..........................................      $21,555      $20,639
Operating income .....................................        6,388        5,129
Net income ...........................................        6,372        4,975

Total assets of DonTech were $117,307 at March 31, 2003 and $128,914 at December 31, 2002.

6. LONG-TERM DEBT AND CREDIT FACILITIES

Long-term debt at March 31, 2003 and December 31, 2002 consisted of the following:

                                                          March 31,       December 31,
                                                            2003              2002
                                                         ==========       ============
8 7/8% Senior Notes due 2010 ....................        $  325,000        $  325,000
10 7/8% Senior Subordinated Notes due 2012 ......           600,000           600,000
Senior Secured Credit Facility ..................         1,299,088           900,000
9 1/8% Senior Subordinated Notes due 2008 .......            21,245           150,000
Pre-acquisition Senior Secured Term Facilities ..                --           114,250
                                                         ----------        ----------
       Total ....................................         2,245,333         2,089,250
Less current portion ............................            62,808            13,780
                                                         ----------        ----------
       Long-term debt ...........................        $2,182,525        $2,075,470
                                                         ==========        ==========

In connection with the SPA acquisition, we entered into a new $1,525,000 Credit Facility ("Credit Facility"), consisting of a $500,000 Term Loan A, a $900,000 Term Loan B and a $125,000 Revolver and issued $325,000 8 7/8% Senior Notes due 2010 ("Senior Notes") and $600,000 10 7/8% Subordinated Notes due 2012 ("Subordinated Notes," and collectively with the Senior Notes, the "Notes"). At December 31, 2002, we issued the Notes and borrowed the Term Loan B under the Credit Facility. The gross proceeds of $1,825,000 were held in escrow pending the SPA acquisition closing. On January 3, 2003, we borrowed the $500,000 Term Loan A and the $1,825,000 was released from escrow. These funds were used to acquire SPA and refinance existing debt. Amounts outstanding prior to the acquisition under our Senior Secured Term Facilities of $114,250 were refinanced and in connection with a tender offer and exit consent solicitation, we repurchased $128,755 of the 9 1/8% Senior Subordinated Notes due 2008 ("Pre-acquisition Notes").

The Term Loan A and Term Loan B require quarterly principal payments. During the first quarter 2003, we made scheduled payments of $14,667. In addition, we prepaid approximately $75,000 of borrowings under the Credit Facilities. Under the Credit Facility, we also have a $125,000 Revolving Credit Facility (the "Revolver"). There were no outstanding borrowings under the Revolver at March 31, 2003 and there were no outstanding borrowings under the prior revolving credit facility at December 31, 2002.

7. REDEEMABLE CONVERTIBLE PREFERRED STOCK AND WARRANTS

We have 10 million shares of preferred stock authorized and at March 31, 2003, 200,604 shares of Preferred Stock were outstanding. On January 3, 2003, we issued 130,000 shares of Preferred Stock and warrants to purchase 1,072,500 shares of our common stock to investment partnerships affiliated with The Goldman Sachs Group, Inc. (collectively, the "GS Funds") for gross proceeds of $130,000. This investment by the GS Funds represented the remaining investment amount of their $200,000 commitment. On January 3, 2003, the 70,000 shares of Series B-1 Preferred Stock purchased by the GS Funds in November 2002 automatically converted into 70,604 shares of Preferred Stock. The Preferred Stock (and any accrued and unpaid dividends) is convertible at any time into common stock at a price of $24.05. The Preferred Stock earns a cumulative dividend of 8% compounded quarterly, which we may pay in cash or allow to accrue, at our option. The Preferred Stock is redeemable in cash at our option at any time on or after January 3, 2013. The Preferred Stock may be redeemed in cash at our option on or after January 3, 2006 and before January 3, 2013 if the market price (as defined) of our common stock exceeds 200% of the conversion price for 30 trading days. The Preferred Stock is redeemable in cash at the option of the GS Funds in the event of a change in control (as defined). At March 31, 2003, the redemption value of the Preferred Stock was $204,482.

The fair value of the Preferred Stock was based on an independent valuation of the security. The value of the warrants issued January 3, 2003 was $10.43 as determined using the Black-Scholes model, with the following assumptions:

Dividend yield ........................................................     0%
Expected volatility ...................................................    35%
Risk-free interest rate ...............................................    2.9%
Expected holding period ...............................................  5 years

The net proceeds received were allocated to the Preferred Stock and warrants based on their relative fair values. Because the fair market value of the underlying common stock on the date of issuance ($28.96) was greater than the conversion price, a beneficial conversion feature ("BCF") of $38,216 existed. The BCF is a function of the conversion price of the Preferred Stock, the fair value of the warrants and the fair market value of the underlying common stock on the date of issuance. The BCF was treated as a deemed dividend in the first quarter of 2003 and was included in the Preferred Stock dividend of $42,154 for the first quarter 2003. At March 31, 2003, the Preferred Stock was convertible into 8,502,382 shares of common stock.

8. RESTRUCTURING AND SPECIAL CHARGE

As a result of the SPA acquisition, management determined that certain costs originally anticipated in the 2001 restructuring charge would not be incurred and reversed into income $6,694 of the remaining reserve in December 2002. At December 31, 2002, a reserve of $1,675 was maintained for severance that was anticipated and included in the original restructuring plan. During the quarter ended March 31, 2003, 33 positions included in the restructuring charge were eliminated and as a result, the 2001 restructuring actions are substantially completed. Severance payments will be made over time in accordance with Company policy and be applied against the reserve. The table below shows the payments and all adjustments applied against the reserve during 2003.

                                                                       Severance
                                                                       ---------
Balance at December 31, 2002 ..............................             $ 1,675
Payments applied against reserve ..........................                 (86)
                                                                        -------
Balance at March 31, 2003 .................................             $ 1,589
                                                                        =======

9. BUSINESS SEGMENTS

We have revised our historical segment reporting to reflect the change in the business that resulted from the SPA acquisition and to reflect the way management now reviews and analyzes the business. Our reportable operating segments are Donnelley and DonTech. Donnelley includes the revenue from our 260 Sprint-branded yellow pages directories, our pre-press publishing services and all operating and administrative expenses. The DonTech segment includes revenue participation income and our 50% interest in the net profits of DonTech. Although DonTech provides advertising sales of yellow pages and other directory products similar to Donnelley, the partnership is considered a separate operating segment since, among other things, it has its own Board of Directors and the employees of DonTech, including officers and managers, are not employees of the Company.

We evaluate the performance of our segments based primarily on operating income and earnings before interest, taxes, depreciation and amortization ("EBITDA") contribution. We evaluate and report the performance of our segments based on EBITDA contribution because we believe that EBITDA is a useful measure of our underlying operating performance and the ability to satisfy our significant debt service requirements. Segment information for the first quarter 2002 has been adjusted to be comparable to the 2003 presentation. Segment information for the three months ended March 31, 2003 and 2002 is as follows:

                                                                                  Consolidated
                                               Donnelley          DonTech            Totals
                                              -----------         --------        -----------
THREE MONTHS ENDED MARCH 31, 2003
Net revenue ..........................        $    12,419         $     --        $    12,419
Operating income (loss) ..............            (45,551)          23,633            (21,918)
Depreciation and amortization ........             16,028               --             16,028
EBITDA (1) ...........................            (29,523)          23,633             (5,890)
Total assets .........................          2,373,433          174,680          2,548,113

                                                                                  Consolidated
                                               Donnelley          DonTech            Totals
                                              -----------         --------        -----------
THREE MONTHS ENDED MARCH 31, 2002
Net revenue ..........................        $    18,828         $     --        $    18,828
Operating income (loss) ..............              5,752           21,905             27,657
Depreciation and amortization ........              1,608               --              1,608
EBITDA (1) ...........................              7,360           21,905             29,265
Total assets .........................             98,391          182,871            281,262

(1) EBITDA is not a measurement of operating performance computed in accordance with generally accepted accounting principles and should not be considered as a substitute for operating income or net income prepared in conformity with generally accepted accounting principles. In addition, EBITDA may not be comparable to similarly titled measures of other companies. See reconciliation to most comparable GAAP measure below.

The most comparable GAAP measure for EBITDA is operating income. We calculate EBITDA as operating income computed in accordance with GAAP plus depreciation and amortization. We do not record depreciation expense for DonTech, therefore operating income determined in accordance with GAAP is the same as EBITDA for DonTech. The reconciliation of Donnelley EBITDA is as follows:

                                                     Three Months Ended March 31,
                                                     ----------------------------
                                                        2003              2002
                                                      --------           ------
      Operating (loss) income - GAAP ............     $(45,551)          $5,752
      Depreciation and amortization .............       16,028            1,608
                                                      --------           ------
      EBITDA ....................................     $(29,523)          $7,360
                                                      ========           ======

We also evaluate the performance of Donnelley and DonTech based on advertising sales. Advertising sales are a critical measure of performance that we review and they play an important role in our decision to allocate financial resources between our segments. For a discussion of advertising sales, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations."

10. LITIGATION

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

In order to understand our potential exposure under the extraordinary litigation and tax matters described below under the captions "Information Resources, Inc." and "Tax Matters," one needs to understand the relationship between us and The Dun & Bradstreet Corporation, and certain of its predecessors and affiliates that, through various corporate reorganizations and contractual commitments, have assumed varying degrees of responsibility with respect to such matters.

In November 1996, the company then known as The Dun & Bradstreet Corporation ("D&B1") separated (the "1996 Distribution") through a spin-off into three separate public companies: D&B1, ACNielsen Corporation ("ACNielsen") and Cognizant Corporation ("Cognizant"). In June 1998, D&B1 separated (the "1998 Distribution") through a spin-off into two separate public companies: D&B1, which changed its name to R.H. Donnelley Corporation ("Donnelley"), and a new company named The Dun & Bradstreet Corporation ("D&B2"). Later in 1998, Cognizant separated

(the "Cognizant Distribution") through a spin-off into two separate public companies: IMS Health Incorporated ("IMS") and Nielsen Media Research, Inc. ("NMR"). In September 2000, D&B2 separated (the "2000 Distribution") through a spin-off into two separate public companies: D&B2, which changed its name to Moody's Corporation ("Moody's"), and a new company named The Dun & Bradstreet Corporation ("D&B3," and together with D&B1 and D&B2, also referred to elsewhere in this Form 10-K as "D&B"). As a result of the form of our separation from D&B, we are the corporate successor of, and technically the defendant and taxpayer referred to below as D&B.

Rockland Yellow Pages

In 1999, Sandy Goldberg, Dellwood Publishing, Inc. and Rockland Yellow Pages initiated a lawsuit against the Company and Bell Atlantic Corporation in the United States District Court for the Southern District of New York. The Rockland Yellow Pages is a proprietary directory that competes against a Bell Atlantic directory in the same region, for which we served as Bell Atlantic's advertising sales agent through June 30, 2000. The complaint alleged that the defendants disseminated false information concerning the Rockland Yellow Pages, which resulted in damages to the Rockland Yellow Pages. In May 2001, the District Court dismissed substantially all of plaintiffs' claims, and in August 2001, the remaining claims were either withdrawn by the plaintiffs or dismissed by the District Court. The plaintiffs then filed a complaint against the same defendants in New York State Supreme Court, in Rockland County, alleging virtually the same state law tort claim previously dismissed by the District Court and seeking unspecified damages. In October 2001, defendants filed a motion to dismiss this complaint. In May 2002, the Court granted defendants' motion to dismiss the complaint. Plaintiffs have filed an appeal of this dismissal in the Appellate Division of the New York State Supreme Court. On April 10, 2003, the Appellate Division heard oral arguments on the appeal and on April 28, 2003, the Appellate Division dismissed all but one count of the complaint, which count alleges immaterial damages with respect to only one advertiser. Accordingly, we presently do not believe that the final outcome of this matter will have a material adverse effect on our results of operations or financial condition.

Information Resources, Inc.

In 1996, Information Resources, Inc. ("IRI"), filed a complaint in the United States District Court for the Southern District of New York, naming as defendants the Company, as successor of D&B, ACNielsen Company and IMS International Inc., at the time of the filing, all wholly owned subsidiaries of D&B. IRI alleges, among other things, various violations of the antitrust laws, including alleged violations of Sections 1 and 2 of the Sherman Act. The complaint also alleges a claim of tortious interference with a contract and a claim of tortious interference with a prospective business relationship. These claims relate to the acquisition by defendants of Survey Research Group Limited ("SRG"). IRI alleges SRG violated an alleged agreement with IRI when it agreed to be acquired by the defendants and that the defendants induced SRG to breach that agreement. IRI is seeking damages in excess of $350,000, which amount IRI seeks to treble under antitrust laws. IRI is also seeking punitive damages of an unspecified amount. No trial date has been set, and discovery is ongoing. Under the agreements relating to the 1996 Distribution, Cognizant, AC Nielsen and D&B agreed to conduct a joint defense and allocated liabilities amongst themselves. Under the agreements relating to the 1998 Distribution, D&B assumed the defense and agreed to indemnify us against any payments that we may be required to make, including related legal fees. As required by those agreements, Moody's Corporation, which subsequently separated from D&B in the 2000 Distribution, has agreed to be jointly and severally liable with D&B for the indemnity obligation to us. At this stage in the proceedings, we are unable to predict the outcome of this matter. While we cannot assure you as to any outcome, management presently believes that D&B and Moody's have sufficient financial resources, borrowing capacity and indemnity rights against IMS and NMR (who succeeded to Cognizant's indemnity obligations under the Cognizant Distribution) to reimburse us for any payments we may be required to make and related costs we may incur in connection with this matter.

Tax Matters

D&B entered into global tax planning initiatives in the normal course of its business, principally through tax-free restructurings of both their foreign and domestic operations. The status of Internal Revenue Service ("IRS") reviews of these initiatives is summarized below.

Pursuant to a series of agreements relating to the 1996, 1998, Cognizant and 2000 Distributions, IMS and NMR are jointly and severally liable for, and must pay one-half, and D&B and Moody's are jointly and severally liable for, and must pay the other half, of any payments over $137,000 for taxes, accrued interest and other amounts resulting from unfavorable IRS rulings on the tax matters summarized below (other than the matter summarized below as "Amortization Expense Deductions -- 1997-2002," for which D&B and Moody's (jointly and severally) are solely responsible). D&B, on our behalf, was contractually obligated to pay, and did pay, the first $137,000 of tax liability in connection with the matter summarized below as "Utilization of Capital Losses -- 1989-1990." Under the agreements relating to the 1998 Distribution, D&B agreed to assume the defense and to indemnify us for any tax liability that may be assessed against us and any related costs and expenses that we may incur in connection with any of these tax matters. Also, as required by those agreements, Moody's Corporation has agreed to be jointly and severally liable with D&B for the indemnity obligation to us. Under the agreements relating to the 2000 Distribution, D&B and Moody's have, between each other, agreed to each be financially responsible for 50% of any potential liabilities that may arise to the extent such potential liabilities are not directly attributable to each party's respective business operations.

While we cannot assure you as to any outcome in these matters, management presently believes that D&B and Moody's have sufficient financial resources, borrowing capacity and indemnity rights against IMS and NMR (who succeeded to Cognizant's indemnity obligations under the Cognizant Distribution) to reimburse us for any payments we may be required to make and related costs we may incur in connection with these tax matters.

Utilization of Capital Losses -- 1989-1990

In 2000, D&B filed an amended tax return with respect to the utilization of capital losses in 1989 and 1990 in response to a formal IRS assessment. The amended tax return reflected an additional $561,600 of tax and interest due. In 2000, D&B paid the IRS $349,300 million while IMS (on behalf of itself and NMR) paid $212,300 to the IRS. We understand that this payment was made under dispute in order to stop additional interest from accruing, that D&B is contesting the IRS's formal assessment and would also contest the assessment of amounts, if any, in excess of the amounts paid, and that D&B has filed a petition for a refund in the United States District Court. This case is expected to go to trial in 2004.

Subsequent to making its payment to the IRS in 2000, IMS sought to obtain partial reimbursement from NMR under the terms of the agreements relating to the Cognizant Distribution. NMR paid IMS less than IMS sought. Accordingly, in 2001, IMS filed an arbitration proceeding against NMR claiming that NMR underpaid to IMS its proper allocation of the above tax payments as provided by the agreements relating to the Cognizant Distribution. Neither D&B nor we were party to the Cognizant Distribution. IMS nonetheless sought to include us in this arbitration, arguing that if NMR should prevail in its interpretation against IMS, then IMS could seek to enforce the same interpretation against us (as successor to D&B) under the agreements relating to the 1996 Distribution. The arbitration panel ruled that we are a proper party to this arbitration proceeding. On April 29, 2003, the arbitration panel dismissed all claims against RHD and found for IMS. If, on appeal of that ruling, NMR should prevail against IMS and, in turn, IMS should prevail against us, then we believe that our additional liability would be approximately $15,000 net of tax benefits. As noted above, D&B and Moody's would be jointly and severally obligated to indemnify us against any such additional liability and related costs.

We believe the fact that D&B and IMS have already paid the IRS a substantial amount of additional taxes with respect to the contested tax planning strategies significantly mitigates our risk. While no assurances can be given, we currently believe that D&B and Moody's have sufficient financial resources, borrowing capacity and indemnity rights against IMS and NMR to reimburse us for any payments we may be required to make and related costs we may incur with respect to this matter.

Royalty Expense Deductions -- 1994-1996

During the second quarter of 2002, D&B (on our behalf) received a Notice of Proposed Adjustment from the IRS with respect to a transaction entered into in 1993. In this Notice, the IRS proposed to disallow certain royalty expense deductions claimed by D&B on its 1994, 1995 and 1996 tax returns. The IRS previously concluded an audit of this transaction for taxable years 1993 and 1994 and did not disallow any similarly claimed deductions. We understand that D&B disagrees with the position taken by the IRS in its Notice and has filed a responsive brief to this effect with the IRS. If the IRS were to issue a formal assessment consistent with the Notice, then a payment of the disputed amounts would be required, if D&B opted to challenge the assessment in U.S. District Court rather than in U.S. Tax Court. In the event of such challenge by D&B, the required payment by D&B to the IRS would be up to $42,000 ($48,000 offset by a $6,000 tax benefit). In verbal communications between D&B and the IRS during 2002, we understand that the IRS has expressed some willingness to withdraw its proposed disallowance of certain royalty expense deductions of $7,500 for 1994. However, we also understand that the IRS has expressed its intent to seek penalties of $7,500 for 1995 and 1996 based on its interpretation of applicable law. We have been advised that D&B would challenge the IRS's interpretation. Again, under the agreements relating to the 1998 and 2000 Distributions, D&B and Moody's have agreed to jointly and severally defend and indemnify us against any such liability and related costs.

Notwithstanding the verbal communications with the IRS in 2002 noted above regarding royalty expense deductions of $7,500 for 1994, in a February
2003 letter to D&B (on our behalf) the IRS asserted that it intends to take a position regarding prior tax years that would have the effect of disallowing a portion of the 1994 royalty expense deduction, our share of which would be $5 million if the IRS prevailed. We understand that D&B disagrees with the IRS's position. Also, in February 2003, D&B (on our behalf) received a Preliminary Partnership Summary Report from the IRS that challenges the tax treatment of certain royalty payments received by a partnership in which D&B was a partner. As stated in its Report, the IRS would reallocate certain partnership income to D&B, which if the IRS prevailed would require an additional payment from us of $20,000 (which includes tax, interest and penalty, net of associated tax benefits).

Again, under the agreements relating to the 1998 and 2000 Distributions, D&B and Moody's have agreed to jointly and severally defend and indemnify us against any such liability and related costs.

Amortization Expense Deductions -- 1997-2002

We understand that the IRS has sought certain documentation from D&B with respect to a transaction entered into in 1997 that produces amortization expense deductions for D&B. While we understand that D&B believes the deductions are appropriate, the IRS could ultimately challenge them and issue an assessment. If the IRS were to prevail or the assessment were to be challenged by us in U.S. District Court, we understand that D&B estimates that its cash payment to the IRS with respect to deductions claimed to date and including any potential assessment of penalties of $6,500, could be up to $46,400, or $43,000 net of associated tax benefits. This transaction is scheduled to expire in 2012 and, unless earlier terminated by D&B, the cash exposure, based on current interest rates and tax rates, would increase at a rate of approximately $2,300 per quarter (including potential penalties) as future amortization expenses are deducted. Again, under the agreements relating to the 1998 and 2000 Distributions, D&B and Moody's are required to jointly and severally indemnify us against any such liability and related costs.

As a result of our assessment of our exposure in these matters, especially in light of our indemnity arrangements with D&B and Moody's, and their financial resources, borrowing capacity and indemnity rights against IMS and NMR, no material amounts have been accrued for in our consolidated financial statements for any of these D&B-related litigation and tax matters.

Coastal Termite and Pest Control

In 2001, Marnan Group, Inc., doing business as Coastal Termite and Pest Control ("Coastal"), filed a complaint in the United States District Court for the Middle District of Florida against SPA. The complaint, as amended, alleged that SPA breached certain directory advertising contracts between 1996 and 1999, fraudulently induced Coastal to enter into another directory advertising contract and tortiously interfered with Coastal's business relationships with its customers. Coastal is seeking damages for lost contract benefits, lost profits and diminution of business value in an unspecified amount, including pre-judgment interest. In January 2002, SPA filed a motion to dismiss certain of Coastal's claims. In September 2002, the court denied SPA's motion to dismiss. Nonetheless, we do not believe that the final outcome of this matter will have a material adverse effect on our results of operations or financial condition. SPA had approximately $500 reserved in its consolidated financial statements for this matter, which amount was transferred to our consolidated financial statements as a result of the acquisition.

Other matters

We are also involved in other legal proceedings, claims and litigation arising in the ordinary conduct of our business. Although we cannot assure you of any outcome, management presently believes that the outcome of such legal proceedings will not have a material adverse effect on our results of operations or financial condition.

11. GUARANTEES

R.H. Donnelley Inc. is a direct wholly owned subsidiary of the Company and the issuer of the Notes and Pre-acquisition Notes. The Company and the direct and indirect wholly owned subsidiaries of R.H. Donnelley Inc. jointly and severally, fully and unconditionally guarantee the Notes and Pre-acquisition Notes. At March 31, 2003, R.H. Donnelley Inc.'s direct wholly owned subsidiaries were R.H. Donnelley Publishing & Advertising, R.H. Donnelley APIL, Inc., R.H. Donnelley CD, Inc. and Get Digital Smart.com Inc. R.H. Donnelley Acquisitions, Inc. is a wholly owned subsidiary of R.H. Donnelley APIL, Inc. The following consolidating condensed financial statements should be read in conjunction with the consolidated financial statements of the Company.

                           R.H. DONNELLEY CORPORATION
                      CONSOLIDATING CONDENSED BALANCE SHEET
                                 MARCH 31, 2003

                                         R.H.                            R.H.
                                      Donnelley     R.H. Donnelley     Donnelley         Other                         Consolidated
                                        Corp.            Inc.         Publishing &      Guarantor                     R.H. Donnelley
                                       (Parent)        (Issuer)       Advertising     subsidiaries   Eliminations      Corporation
                                      ---------     --------------    ------------    ------------   ------------     --------------
ASSETS
Cash and cash equivalents ..........  $      --      $    17,485      $    (5,290)     $        8     $        --      $    12,203
Other current assets ...............         --            7,415          253,469           1,792              --          262,676
Investment in subsidiaries .........    136,711        2,248,581               --       2,293,580      (4,504,192)         174,680
Intercompany advance ...............         --               --               --       2,308,824      (2,308,824)              --
Intangible assets ..................         --               --        1,902,542              --              --        1,902,542
Other assets .......................         --          107,636           10,423               2              (2)         118,059
Goodwill ...........................         --               --           77,953              --              --           77,953
                                      ---------      -----------      -----------      ----------     -----------      -----------

Total assets .......................  $ 136,711      $ 2,381,117      $ 2,239,097      $4,604,206     $(6,813,018)     $ 2,548,118
                                      =========      ===========      ===========      ==========     ===========      ===========

LIABILITIES, REDEEMABLE
   CONVERTIBLE PREFERRED STOCK
   AND SHAREHOLDERS' DEFICIT
Current liabilities ................  $      --      $   187,772      $    48,351      $   19,752     $   (72,118)     $   183,757
Long-term debt .....................         --        2,182,525               --              --              --        2,182,525
Other long-term liabilities ........         --           73,715               12              --         (28,607)          45,120
Intercompany loan ..................         --               --        2,208,834              --      (2,208,834)              --

Redeemable convertible preferred
   stock ...........................  $ 185,707               --               --              --              --          185,707

Shareholders' (deficit) equity .....    (48,996)         (62,895)         (18,100)      4,584,454      (4,503,459)         (48,996)
                                      ---------      -----------      -----------      ----------     -----------      -----------

Total liabilities, redeemable
   convertible preferred stock
   and shareholders' deficit .......  $ 136,711      $ 2,381,117      $ 2,239,097      $4,604,206     $(6,813,018)     $ 2,548,113
                                      =========      ===========      ===========      ==========     ===========      ===========

                           R.H. DONNELLEY CORPORATION
                 CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2003

                                         R.H.                            R.H.
                                      Donnelley     R.H. Donnelley     Donnelley         Other                         Consolidated
                                        Corp.            Inc.         Publishing &      Guarantor                     R.H. Donnelley
                                       (Parent)        (Issuer)       Advertising     subsidiaries   Eliminations      Corporation
                                      ---------     --------------    ------------    ------------   ------------     --------------
Net revenue ........................  $      --      $     6,555      $     5,864      $       --     $        --      $    12,419
Expenses ...........................         --           16,816           41,119              35              --           57,970
Partnership and equity (loss)
   income ..........................    (41,922)          (4,347)              --          51,314          18,588           23,633
                                      ---------      -----------      -----------      ----------     -----------      -----------
Operating (loss) income ............    (41,922)         (14,608)         (35,255)         51,279          18,588          (21,918)
Interest (expense) income ..........         --          (48,675)         (48,435)         48,435              --          (48,675)
Other income .......................         --              799               --              --              --              799
                                      ---------      -----------      -----------      ----------     -----------      -----------
Pre-tax (loss) income ..............    (41,922)         (62,484)         (83,690)         99,714          18,588          (69,794)
Income tax benefit (expense) .......         --           20,562           32,272         (24,962)            735           28,607
                                      ---------      -----------      -----------      ----------     -----------      -----------
Net (loss) income ..................    (41,922)         (41,922)         (51,418)         74,752          19,323          (41,187)
Preferred Stock dividend ...........     42,154               --               --              --              --           42,154
                                      ---------      -----------      -----------      ----------     -----------      -----------
Net (loss) income available to
   common shareholders .............  $ (84,076)     $   (41,922)     $   (51,418)     $   74,752     $    19,323      $   (83,341)
                                      =========      ===========      ===========      ==========     ===========      ===========

                           R.H. DONNELLEY CORPORATION
                 CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2002

                                               R.H.
                                            Donnelley    R.H. Donnelley                                      Consolidated
                                               Corp.          Inc.          Guarantor                       R.H. Donnelley
                                             (Parent)       (Issuer)       subsidiaries     Eliminations     Corporation
                                            ---------    --------------    ------------     ------------    --------------
Net revenue .........................        $    --        $ 18,828         $     --               --         $ 18,828
Expenses ............................             --          18,275               44               --           18,319
Partnership and equity income .......         13,182          18,757           25,770         $(30,561)          27,148
                                             -------        --------         --------         --------         --------
Operating income ....................         13,182          19,310           25,726          (30,561)          27,657
Interest (expense) income ...........             --          (8,004)           1,782               --           (6,222)
                                             -------        --------         --------         --------         --------
Pre-tax income ......................         13,182          11,306           27,508          (30,561)          21,435
Income tax (expense) benefit ........             --           1,876          (10,129)              --           (8,253)
                                             -------        --------         --------         --------         --------
Net income ..........................        $13,182        $ 13,182         $ 17,379         $(30,561)          13,182
                                             =======        ========         ========         ========         ========

                           R.H. DONNELLEY CORPORATION
                 CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2003

                                          R.H. Donnelley    R.H. Donnelley    R.H. Donnelley           Other           Consolidated
                                               Corp.             Inc.          Publishing &          Guarantor        R.H. Donnelley
                                             (Parent)          (Issuer)         Advertising         subsidiaries       Corporation
                                          --------------    --------------    --------------        ------------      --------------
Cash flow from operations .............      $(41,922)        $  (2,245)        $ 2,263,674         $(2,130,698)        $  88,809
Cash flow from investing activities ...            --          (335,685)         (2,243,345)          2,227,475          (351,555)
Cash flow from financing activities ...        41,922           347,670             (25,619)            (96,811)          267,162
                                             --------         ---------         -----------         -----------         ---------
Change in cash ........................            --             9,740              (5,290)                (34)            4,416
Cash at beginning of period ...........            --             7,745                  --                  42             7,787
                                             --------         ---------         -----------         -----------         ---------
Cash at end of period .................      $     --         $  17,485         $    (5,290)        $         8         $  12,203
                                             ========         =========         ===========         ===========         =========

                           R.H. DONNELLEY CORPORATION
                 CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2002

                                          R.H. Donnelley    R.H. Donnelley                      Consolidated
                                               Corp.             Inc.          Guarantor       R.H. Donnelley
                                             (Parent)          (Issuer)       subsidiaries      Corporation
                                          --------------    --------------    ------------     --------------
Cash flow from operations .............        $ 13,182         $ (8,701)        $ 27,353         $ 31,834
Cash flow from investing activities ...              --             (791)              --             (791)
Cash flow from financing activities ...         (13,182)           6,268          (27,364)         (34,278)
                                               --------         --------         --------         --------
Change in cash ........................              --           (3,224)             (11)          (3,235)
Cash at beginning of period ...........              --           14,667               54           14,721
                                               --------         --------         --------         --------
Cash at end of period .................        $     --           11,443         $     43         $ 11,486
                                               ========         ========         ========         ========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Information

Certain statements contained in this Form 10-Q regarding R.H. Donnelley's future operating results, performance, business plans or prospects and any other statements not constituting historical fact are "forward-looking statements" subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. Where possible, words such as "believe," "expect," "anticipate," "should," "will," "would," "planned," "estimated," "potential," "goal," "outlook," "could," and similar expressions, are used to identify such forward-looking statements. All forward-looking statements reflect only our current beliefs and assumptions with respect to our future results, business plans, and prospects, and are based solely on information currently available to us. Accordingly, these statements are subject to significant risks and uncertainties and our actual results, business plans and prospects could differ significantly from those expressed in, or implied by, these statements. We caution readers not to place undue reliance on, and we undertake no obligation to update, any forward-looking statements. Unless otherwise indicated, the terms "Company," "we," "us" and "our" refer to R.H. Donnelley Corporation and its direct and indirect wholly owned subsidiaries. Such risks and uncertainties are described in detail in our Annual Report on Form 10-K for the year ended December 31, 2002.

THE COMPANY

On January 3, 2003, we completed the acquisition of Sprint Corporation's ("Sprint") directory operations, Sprint Publishing and Advertising ("SPA") for $2,213.5 million in cash, subject to a final working capital adjustment. The acquisition transformed us from a sales agent and pre-press vendor into a leading publisher of yellow pages directories. We are now the publisher of 260 revenue-generating Sprint Yellow Pages(R) directories in 18 states. Prior to the acquisition, we served as the exclusive sales agent and pre-press publishing vendor for SPA directories in certain markets. The acquisition was accounted for as a purchase business combination and the purchase price was allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their respective fair values on the acquisition date. The results of the SPA business were included in our consolidated results from and after January 3, 2003, the acquisition closing date. SPA is now being operated as R.H. Donnelley Publishing & Advertising, Inc. ("RHDPA"), an indirect, wholly owned subsidiary of the Company.

Through the DonTech Partnership ("DonTech"), we are also the exclusive sales agent to sell yellow pages advertising for 129 SBC Communications Inc. ("SBC") directories in Illinois and northwest Indiana. DonTech was not affected by the acquisition and continues to act as the exclusive sales agent to SBC.

We have revised our historical segment reporting to reflect the change in the business that resulted from the SPA acquisition and to reflect the way management now reviews and analyzes the business. Our reportable operating segments are Donnelley and DonTech. Donnelley includes the revenue from our 260 Sprint-branded yellow pages directories, our pre-press publishing services and all operating and administrative expenses. The DonTech segment includes revenue participation income and our 50% interest in the net profits of DonTech. Although DonTech provides advertising sales of yellow pages and other directory products similar to Donnelley, the partnership is considered a separate operating segment since, among other things, it has its own Board of Directors and the employees of DonTech, including officers and managers, are not employees of the Company.

DONNELLEY

As the publisher of 260 Sprint-branded yellow pages, our revenue is based on the annual billing value of the advertisements sold in a directory ("publication sales"), subject to claims and allowances for bad debt. Prior to the acquisition, we sold yellow pages advertising in certain Sprint directories on behalf of SPA and earned a commission based on the contract value of those sales, subject to allowance for claims and bad debts.

DONTECH

DonTech is a 50/50 perpetual partnership in which the Company and an operating unit of SBC are the partners. DonTech acts as the exclusive sales agent for yellow pages directories published by SBC in Illinois and northwest Indiana. DonTech sells advertising in SBC directories on behalf of SBC and receives a commission from SBC. Our income associated with DonTech is comprised of two components, our 50% interest in the net income of DonTech and revenue participation income received directly from SBC, which is based on a percentage of DonTech advertising sales. We also provide certain pre-press publishing and billing services under separately negotiated contracts for the yellow pages directories of SBC (through 2008) for which DonTech sells advertising. We also provide sales related computer applications to DonTech. The fees received for these services are included in our Donnelley segment, as they relate more to our pre-press publishing services than DonTech sales activities.

CRITICAL ACCOUNTING POLICIES

Certain amounts in our financial statements require that management make assumptions and estimates based on the best available information at that time. Actual results could vary from these estimates and assumptions. Those accounting policies that involve assumptions or estimates on our part that could have a material effect on results of operations or financial condition if the actual results differ from the assumptions or estimates are presented below. Also see
Note 3 in Item 1 "Financial Statements" for additional information on our accounting policies.

Revenue Recognition and Deferred Directory Costs. We earn revenue from the sale of advertising into our yellow pages directories. Revenue from the sale of advertising is recognized under the deferral and amortization method. Under this method, revenue from advertising sales are deferred when a directory is published and recognized ratably over the life of a directory, which is typically twelve months. Sales commissions, bad debt, printing (including paper costs) and initial distribution expenses are directly related to the advertising sales process and are also deferred when a directory is published and recognized ratably over the life of a directory. We record revenue net of an estimate for claims and allowances based on historical experience. We adjust our estimate when information or circumstances indicate that our current estimate may no longer be representative of the amount of claims and allowances we may incur in the future. A 1% increase or decrease in our claims and allowances estimate would reduce or increase revenue by $5 to $6 million annually. We also earn revenue from pre-press publishing services provided to SBC for those directories in the DonTech markets. Revenue and expenses from pre-press publishing services are recognized as services are performed.

For the 2002 period, we earned sales commission revenue from the sale of advertising on behalf of SPA and fees for pre-press publishing services. As a sales agent for SPA, we recognized sales commission revenue at the time an advertising contract was executed with a customer. Sales commission revenue was recorded net of potential sales allowances, which were estimated, based on historical experience.

Receivables. Advertisers enter into a twelve-month contract for their advertising. Most advertisers are billed a pro rata amount of their contract value on a monthly basis. Billed receivables represent the amount that has been billed to advertisers. Unbilled receivables represent amounts for published directories that have yet to be billed to advertisers in accordance with the terms of their contract. We establish an allowance for doubtful accounts for billed and unbilled receivables based upon historical experience. We adjust our estimate when information or circumstances indicate that our current estimate may not adequately represent the amount of bad debts we may incur in the future. We adjust our estimates based on actual results. A 1% increase or decrease in our bad debt rate would increase or decrease expenses by $5 to $6 million annually.

We provide pre-press publishing services to SBC for those directories sold by DonTech under a separately negotiated contract that expires in 2008. Receivables for services are billed and collected in accordance with the terms of the agreement, generally a monthly pro rata amount based on the annual estimated contract value. An additional amount is billed or reimbursed to SBC early in the following year for the difference in the cost of actual volumes compared to payments made for the cost of estimated volumes.

Concentration of Credit Risk. Approximately 85% of our advertising revenue is derived from the sale of advertising to local small- and medium-sized businesses. These advertisers enter into twelve-month advertising sales contracts and typically make monthly payments over the term of the contract. Some advertisers pre-pay the full amount or a portion of the contract value. Most advertisers are subject to a credit review. If the advertisers qualify, we may extend credit to them for their advertising purchase. Small- and medium-sized businesses tend to have fewer financial resources and higher financial failure rates than large businesses. In addition, full collection of delinquent accounts can take an extended period of time and involve increased costs. While we do not believe that extending credit to our local advertisers will have a material adverse affect on our results of operations or financial condition, no assurances can be given. We do not require collateral from our advertisers, although we do charge interest to advertisers who do not pay within specified due dates.

The remaining 15% of our advertising revenue is derived from the sale of advertising to national or large regional chains, such as rental car companies, insurance companies, banks and automobile manufacturers. To sell advertising to these accounts, we contract with Certified Marketing Representatives ("CMRs"), which are independent third parties that act as agents for national companies. The CMRs are responsible for billing the national customers for their advertisement. We receive payment for the value of advertising placed in our directory, net of the CMR's commission, directly from the CMR. While we are still exposed to credit risk, the amount of losses from these accounts are usually less than the local accounts as the advertisers, and in some cases, the CMRs, tend to be larger companies with greater financial resources than the local advertisers.

We maintain a significant receivable balance with SBC for revenue participation and pre-press publishing services fees. The revenue participation receivable is subject to adjustment, based on collections by SBC from individual advertisers; however, the adjustment is limited based on contractual provisions. The receivable is recorded at net realizable value. We do not currently foresee a material credit risk associated with this receivable, although there can be no assurance that full payment will be received on a timely basis.

We have interest rate swap agreements with major financial institutions with a notional value of $255 million. We are exposed to credit risk in the event that one or more of the counterparties to the agreements does not, or cannot meet their obligation. The notional amount is used to measure interest to be paid or received and does not represent the amount of exposure to credit loss. The loss would be limited to the amount that would have been received, if any, over the remaining life of the swap agreement. The counterparties to the swap agreements are major financial institutions with credit ratings of A or higher. While we do not currently foresee a material credit risk associated with these swap agreements, no assurances can be given.

Amortization of intangible assets. Intangible assets consist of directory services agreements between Sprint and the Company entered into as part of the SPA acquisition, established customer relationships and trade names. These intangible assets are being amortized over their estimated useful lives. The directory services agreements consist of a directory services license agreement, a trademark license agreement and a non-competition agreement (collectively "Directory Services Agreements"). These agreements are all interrelated and each has an initial term of 50 years, subject to earlier termination under specified circumstances. The fair value assigned to these agreements of $1,625 million was based on the present value of estimated future cash flows. The Directory Services Agreements are being amortized under the straight-line method over 50 years.

We also acquired the established local and national customer relationships of SPA. The value of these relationships was determined based on the present value of estimated future cash flows and historical attrition rates. A value of $200 million was assigned to the local customer relationships and a value of $60 million was assigned to the CMR relationships. The local customer and CMR relationships are being amortized under an accelerated method that recognizes the value derived from customer relationships is greater in the earlier years and steadily declines over time. These relationships are being amortized over a weighted average period of 18 years.

We also acquired certain trade names historically used in the SPA directory business. A value of $30 million was assigned to the acquired trade names based on the "relief from royalty" method, which values the trade names based on the estimated amount that a company would have to pay in an arms length transaction to use these trade names. This asset is being amortized under the straight-line method over 15 years.

The estimated fair value and useful lives of these intangible assets were determined based on an independent valuation and deemed by management to be reasonable. Annual amortization expense is approximately $50 million. An increase or decrease of one year in the estimated useful lives of each of these assets would change the annual amortization expense by approximately $2 million.

The excess of the purchase price for SPA over the net tangible and intangible assets acquired was $77.9 million . This amount was assigned to goodwill. In accordance with SFAS 142 "Goodwill and Other Intangible Assets," goodwill is not amortized, but is subject to impairment testing. No impairment losses were recorded during the period.

Pension and Other Postretirement Benefits. Pension and other postretirement benefits represent estimated amounts to be paid to employees in the future. The accounting for benefit costs reflects the recognition of these future costs over the employee's approximate service period based on the terms of the plans and the investment and funding decisions made. The determination of the future obligation and the periodic pension and other postretirement benefit costs requires management to make assumptions regarding the discount rate, return on retirement plan assets, increase in future compensation and health care cost trends. Changes in these assumptions can have a significant impact on the projected benefit obligation, funding requirement and periodic benefit cost. Our discount rate, which discounts our future obligation to its present value, is based on rates of return on Aa corporate bonds. The expected rate of return on plan assets is based on the mix of assets held by the plan and their historical long-term rates of return. The anticipated trend of future health care costs is based on historical experience and external factors.

Effective January 1, 2003, we reduced our rate of return on plan assets from 9.75% to 8.25%. As a result of low investment returns over the last few years, as well as our outlook for the long-term, particularly for equity securities, we determined that the assumed rate of return of 9.75% no longer reflected our best estimate of future long-term returns. Based on the current investment environment and the pension plan's asset allocation, we determined that a long-term rate of return of 8.25% better reflected our expectations for future long-term returns.

Earnings per Share. Basic earnings per common share (EPS) are generally calculated by dividing income available to common shareholders by the weighted average number of common shares outstanding. However, because the Preferred Stock contains certain participation rights, EITF Topic D-95, "Effect of Participating Securities on the Computation of Basic Earnings Per Share," ("Topic D-95") requires that the dilutive effect of those securities be included in the weighted average number of shares outstanding. Furthermore, Topic D-95 requires that the dilutive effect to be included in basic EPS may be calculated using either the if-converted method or the two-class method. However, the dilutive effect of the Preferred Stock cannot be less than that which would result from the application of the two-class method. We have elected to use the if-converted method in calculating basic EPS.

Diluted EPS equals net income divided by the weighted average common shares outstanding plus common share equivalents. Common share equivalents include stock options and warrants, the dilutive effect of which is calculated using the treasury stock method, and Preferred Stock, the potential dilutive effect of which is calculated using the if-converted method.

                              RESULTS OF OPERATIONS
                   THREE MONTHS ENDED MARCH 31, 2003 AND 2002

Because of the SPA acquisition, the related financing and associated accounting, our 2003 results prepared in accordance with generally accepted accounting principles ("GAAP") will not be comparable to the Company's 2002 GAAP results previously reported. Also, because purchase accounting rules prevented us from recognizing deferred revenue and expenses for those directories that published prior to the acquisition, including all January 2003 published directories, revenue and expenses are not representative of revenue and expenses that would be reported in subsequent years. Due to revenue and expense recognition under the deferral and amortization method, these purchase accounting adjustments will continue to effect reported results into 2004. For a detailed discussion of 2003 adjusted revenue and expenses versus 2002 adjusted pro forma revenue and expenses, which are more comparable to each other, as well as a detailed discussion of advertising sales, which drive revenues, see - "Adjusted and Pro Forma Amounts" below.

NET REVENUE

Revenue is derived entirely from our Donnelley segment since DonTech is accounted for under the equity method. We earn revenue primarily from the sale of advertising in our yellow-pages directories. Net revenue was $12.4 million in the first quarter of 2003 and $18.8 million in the first quarter of 2002. The decrease in revenue is primarily due to purchase accounting impacts described above. Revenue for the first quarter of 2003 includes only the amortization of February and March 2003 publication sales under the deferral and amortization method for two months and one month, respectively, and revenue from pre-press publishing services. Revenue for the first quarter 2002 includes commission revenue on the value of advertising sold on behalf of SPA in January, February and March 2002 and revenue from pre-press publishing services in the first quarter 2002.

EXPENSES

Expenses are derived entirely from our Donnelley segment since DonTech is accounted for under the equity method. Total expenses were $58.0 million in the first quarter of 2003 and $18.3 million in the first quarter of 2002. Operating expenses were $31.9 million in the first quarter of 2003 and $11.7 million in the first quarter of 2002. The increase in operating expenses is mainly because 2003 includes the operating expenses of the combined entity as a publisher, whereas 2002 expenses include only those expenses incurred in our prior role as a sales agent for SPA. The expenses we incur as the publisher of directories are significantly greater than the expenses that we incurred as a sales agent for SPA. For example, our direct sales costs are higher due to an increase in the number of directories and the number of sales personnel. Total direct sales costs in the first quarter of 2003 were $5.3 million higher than last year. We also incur costs related to the printing (including the cost of paper) and distribution of directories, marketing and advertising which we did not incur when we were the sales agent. Total expenses for these incremental items in the first quarter 2003 were $4.5 million.

General and administrative expenses were $10.0 million in the first quarter of 2003 compared to $5.0 million last year. This increase is primarily attributable to general and administrative expenses of $3.3 million related to the acquired SPA business and higher insurance costs of $0.9 million.

Depreciation and amortization was $16 million in the first quarter 2003 and $1.6 million last year. Amortization of intangible assets in the first quarter 2003 was $12.5 million. In 2002, we did not have intangible assets on our balance sheet and therefore did not incur amortization expense. Depreciation of fixed assets and amortization of computer software was $3.5 million in the 2003 quarter and $1.6 million in the 2002 quarter. This increase is due to the acquisition of SPA depreciable assets.

PARTNERSHIP INCOME

Partnership income in 2003 includes our 50% share of the net income of DonTech (accounted for under the equity method) and revenue participation income from SBC. As a sales agent for SBC, DonTech earns commission revenue based on the annual value of sales contracts executed during the period ("calendar sales"). We also earn revenue participation income based on the level of calendar sales during the period. DonTech's net income and our revenue participation income are directly correlated to DonTech's calendar sales and a material decline in their calendar sales could have an adverse effect on our consolidated results. Partnership income in 2002 also included a priority distribution on our membership interest in CenDon, LLC. As a result of the SPA acquisition, we acquired CenDon, LLC. We no longer report priority distribution income, rather we now consolidate the revenues and expenses of CenDon, LLC in our Consolidated Statements of Operations. Partnership income was $23.6 million for the first quarter 2003 and $27.2 million for the first quarter 2002, of which $21.9 million was from DonTech and $5.3 million was priority distribution income from CenDon.

DonTech manages the sale of advertising on a directory-by-directory basis or project basis (a project consists of two or more directories in a geographic area) and organizes the sales into directories as a sales campaign. A typical sales campaign lasts two to five months and ends approximately two months prior to publication. Accordingly, changes in the beginning and ending dates of a sales campaign and the actual sales recorded at any point during the campaign can vary from one period to the next. These variations, or timing factors, can cause partnership income to be materially different from the prior comparative period. DonTech partnership income in 2003 increased $1.7 million, or 7.8% over 2002 mainly due to higher calendar sales and lower expenses at DonTech. DonTech calendar sales for the first quarter 2003 were $85.3 million, 4.3% higher than calendar sales for the first quarter 2002, caused by higher servicing of accounts in the current year period. A reconciliation of DonTech calendar sales to reported partnership income for the quarters ended March 31, 2003 and 2002 is as follows:

amounts in million                                                    2003      2002
                                                                     =====     =====
DonTech calendar sales ..........................................    $85.3     $81.8

Commission revenue from above calendar sales ....................     21.6      20.6
Partnership net expenses ........................................    (15.2)    (15.6)
                                                                     -----     -----
Partnership profit ..............................................    $ 6.4     $ 5.0
                                                                     =====     =====

Company's 50% share of partnership profits ......................    $ 3.2     $ 2.5
Revenue participation income from SBC on above calendar sales ...     20.4      19.4
                                                                     -----     -----
Total income from DonTech .......................................     23.6      21.9
Priority distribution income from CenDon ........................       --       5.3
                                                                     -----     -----
Partnership income ..............................................    $23.6     $27.2
                                                                     =====     =====

OPERATING INCOME

Operating income by segment for the quarters ended March 31, 2003 and 2002 was as follows:

                                                              2003         2002
                                                            -------      -------
Donnelley .............................................     $ (45.5)     $   5.8
DonTech ...............................................        23.6         21.9
                                                            -------      -------
     Total .............................................     $(21.9)     $  27.7
                                                            =======      =======

We reported an operating loss of $21.9 million for the first quarter 2003, and operating income of $27.7 million for the first quarter of 2002. The significant decline in operating income was due to purchase accounting rules that prevented us from recognizing deferred revenue and expenses associated with those directories published prior to the acquisition, including all January 2003 published directories. Accordingly, operating income in the first quarter 2003 is not indicative of the amount of operating income we will report in subsequent years. Due to revenue and expense recognition under the deferral and amortization method, these purchase accounting adjustments will continue to effect reported operating income through the second quarter 2004. In addition, we treat more of our operating expenses as period expenses compared to SPA's historical accounting policy to defer and amortize certain costs. Income from DonTech is unaffected by the acquisition. See "Partnership Income" above for details of the increase in DonTech income. For a detailed discussion of 2003 adjusted operating income versus 2002 adjusted pro forma operating income, which are more comparable to each other, see - "Adjusted and Pro Forma Amounts" below.

INTEREST EXPENSE

Net interest expense was $48.7 million for the first quarter 2003 and $6.2 million last year. Interest expense was significantly higher as a result of the substantial debt issued in connection with the SPA acquisition. Total debt outstanding at March 31, 2003 was $2.2 billion compared to $251.8 million last year.

OTHER INCOME

Other income represents a $0.8 million gain on hedging activities. At December 31, 2002, our $75 million notional value interest rate swap did not qualify for hedge accounting treatment due to the then-pending repayment of existing variable rate debt in connection with the SPA acquisition. In December 2002, a charge of $1.5 million was recorded to reclassify the cumulative change in the fair value of the swap that was previously recognized in accumulated other comprehensive loss on the balance sheet to earnings. In 2003, we will recognize a corresponding gain of $1.5 million as the swap nears maturity in June 2003. We recognized $0.8 million of this gain in the first quarter and will recognize an additional gain of $0.7 million in the second quarter.

NET INCOME, NET INCOME AVAILABLE TO COMMON SHAREHOLDERS AND EARNINGS PER SHARE

Net loss for the first quarter 2003 was $41.2 million and net income for the first quarter 2002 was $13.2 million. The net loss in 2003 was due to purchase accounting rules that prevented us from recognizing deferred revenue and expenses associated with those directories published prior to the acquisition, including all January 2003 published directories, as well as significantly higher interest expense due to the acquisition financing. In the first quarter 2003, we accrued a dividend on the Preferred Stock of $42.1 million. This dividend included the stated 8% annual dividend plus a "deemed dividend" of $38.2 million for a beneficial conversion feature that existed when the Preferred Stock was issued on January 3, 2003. Net loss available to common shareholders, or net loss after the preferred dividend, was $83.3 million.

Basic earnings per share for the first quarter 2003, calculated under the two-class method, were a loss of $2.76 (see - Note 3 "Significant Accounting Policies" in Item 1 - Financial Statements for additional information regarding the two-class method). Diluted earnings per share were also a loss of $2.76. Because there was a reported net loss in the first quarter 2003, the calculation of diluted earnings per share was anti-dilutive compared to basic earnings per share. Diluted earnings per share cannot be greater than basic earnings per share (or less of a loss). Therefore, reported diluted earnings per share and basic earnings per share for the first quarter 2003 were the same. For the first quarter of 2002, basic earnings per share were $0.45 and diluted earnings per share were $0.44.

ADJUSTED AND PRO FORMA AMOUNTS

As a result of the acquisition, our 2003 results prepared in accordance with GAAP are not comparable to our 2002 GAAP results previously reported. Additionally, due to purchase accounting rules that prevent us from recognizing deferred revenue and expenses associated with directories that published prior to the acquisition, our reported 2003 GAAP results are not indicative of our underlying operations and financial performance. Accordingly, management is presenting adjusted results for 2003 that eliminate the purchase accounting impacts on revenue and expenses and pro forma information for 2002 that assumes the acquisition and related financing occurred January 1, 2002. Management believes that the presentation of this adjusted and pro forma information will help investors better and more easily compare current period underlying operating results against what the combined company performance would likely have been in the comparable prior period. However, while management believes that the pro forma amounts reasonably represent results as if the two businesses had been combined for the full year 2002, because of differences in the application of accounting policies between SPA and RHD, management does not believe these pro forma amounts are strictly comparable to adjusted 2003 results on a quarterly basis.

amounts in millions

                                               GAAP
                                             Reported      Adjustments        Adjusted
                                             --------      -----------        --------
2003
Net revenue ..........................       $  12.4        $ 131.1(1)        $ 143.5
Expenses .............................          41.9           26.6(2)           68.5
Depreciation and amortization ........          16.0             --              16.0
Partnership income ...................          23.6             --              23.6
                                             -------        -------           -------
Operating (loss) income ..............         (21.9)         104.5              82.6
                                             =======        =======           =======

                                               GAAP
                                             Reported      Adjustments        Pro Forma
                                             --------      -----------        ---------
2002
Net revenue ..........................       $  18.9        $ 125.7(3)        $ 144.6
Expenses .............................          16.8           57.7(4)           74.5
Depreciation and amortization ........           1.6           14.6(5)           16.2
Partnership income ...................          27.2           (5.3)(6)          21.9
                                             -------        -------           -------
Operating income .....................          27.7           48.1              75.8
                                             =======        =======           =======

(1) Represents the revenue for directories that published prior to the acquisition that would have been recognized during the period had it not been for purchase accounting adjustments required under GAAP.

(2) Represents the operating expenses for directories that published prior to the acquisition that would have been recognized during the period had it not been for purchase accounting adjustments required under GAAP

      ($25.9 million) and the effect of differences in the application of accounting policies between SPA and RHD ($0.7 million).

(3) Represents revenue recognized by SPA in the first quarter of 2002 ($137.2 million) less RHD commission revenue and pre-press publishing revenue from SPA included in the reported GAAP amounts ($11.5 million), which would have been eliminated as intercompany revenues had the acquisition occurred on January 1, 2002.

(4) Represents expenses recognized by SPA in the first quarter of 2002 ($64.7 million) less SPA commission and pre-press publishing expenses for services provided by RHD ($11.4 million), which would have been eliminated as intercompany expenses had the acquisition occurred on January 1, 2002 and the additional expense ($4.4 million) related to a required purchase accounting adjustment.

(5) Represents depreciation and amortization expense recognized by SPA in the first quarter of 2002 ($2.1 million) plus amortization expense for intangible assets acquired in the acquisition assuming it occurred on January 1, 2002 ($12.5 million).

(6) Represents income from CenDon, LLC recognized by RHD and included in reported GAAP amounts, which would have been eliminated as intercompany income had the acquisition occurred on January 1, 2002.

Adjusted revenue in the first quarter 2003 was $143.5 million, down 0.8% from $144.6 million of pro forma revenue in the first quarter of 2002. The decrease was primarily due to lower pre-press publishing revenue resulting from the expiration of a pre-press contract in December 2002.

Management utilizes publication sales as its primary sales performance measure. Management believes that a comparison of publication sales for the same directories from one period to another gives a better indication of underlying sales trends, economic conditions and business confidence than a comparison of directory revenue due to the deferral and amortization method. Because directory revenue is recognized ratably over the life of a directory under the deferral and amortization method, the amount of revenue recognized during a period is not directly related to the sales trends, economic conditions and business confidence during that period. Publication sales are comparable to a "same-store" sales measure and are utilized and disclosed by many directory publishers, thus facilitating comparison of sales performance among publishers.

For the first quarter 2003, publication sales for the Donnelley segment were $145.1 million, up 1.4% from pro forma publication sales for the Donnelley segment of $143.1 million last year. The increase in publication sales resulted from higher advertiser renewal rates and solid performance in RHD's larger markets in Nevada and Florida. These results were partially offset by weaker performance in smaller Midwestern and Eastern markets where economic conditions continue to lag the South and West. Publication sales are a non-GAAP measure and the most comparable GAAP measure related to the Donnelley segment is net revenue. A reconciliation of publication sales to net revenue reported in accordance with GAAP is presented below.

                                                                                 For the Quarter Ended March 31,
                                                                                 -------------------------------
                                                                                    2003                 2002
                                                                                  -------              -------
Publication sales - Donnelley segment .......................................     $ 145.1              $ 143.1
Less publication sales for January 2003 directories that will not be
      recognized as revenue due to purchase accounting ......................      (102.4)
Less current period publication sales deferred and not recognized as
      revenue in current period .............................................       (37.4)
                                                                                  -------
Less publication sales for those SPA directories not sold by RHD ............                            (95.8)
                                                                                                       -------
Publication sales reported by RHD in 2002 ...................................                             47.3
Less sales contracts executed in prior period and reported as calendar
      sales in future periods ...............................................                            (23.2)
Plus sales sold during the period to be reported as publication sales in
      future periods ........................................................                             18.6
Calendar sales in first quarter 2002 ........................................                          $  42.7
                                                                                                       =======
Net directory advertising revenue on above advertising sales ................         5.3
Plus net revenue that would have been reported for publication sales made prior to acquisition, including all January 2003 directories,
      absent purchase accounting ............................................       131.1
Net commission revenue on first quarter 2002 calendar sales .................     $   9.8
Plus pro forma adjustment to include SPA revenue reported in first
      quarter 2002 ..........................................................                            137.2
Less pro forma adjustment to eliminate RHD reported GAAP revenue
      from services provided to SPA .........................................                            (11.5)
Pre-press publishing revenue ................................................         6.1                  8.9
Other revenue ...............................................................         1.0                  0.2
                                                                                  -------              -------
ADJUSTED NET REVENUE ........................................................     $ 143.5              $ 144.6

Less net revenue that would have been reported for publication sales made prior to acquisition, including all January 2003 directories,
      absent purchase accounting ............................................      (131.1)
                                                                                  -------
Less pro forma adjustment to include SPA revenue reported in first
      quarter 2002 ..........................................................                           (137.2)
Plus pro forma adjustment to eliminate RHD reported GAAP revenue
      from services provided to SPA .........................................                             11.5
                                                                                                       -------
NET REVENUE .................................................................     $  12.4              $  18.9
                                                                                  =======              =======

Adjusted expenses for the first quarter 2003 were $68.5 million, a decrease of 8.1% from $74.5 million of pro forma expenses for the same period last year. This decrease was attributable to lower bad debt expense of approximately $2 million, lower print and paper costs of approximately $3 million and the remaining variance is primarily due to the timing of expense recognition caused by the difference between SPA and RHD accounting policies. Depreciation and amortization expense for the first quarter 2003 was $16.0 million, consistent with pro forma depreciation and amortization expense of $16.2 million for the first quarter 2002.

Partnership income for the first quarter 2003 of $23.6 million and adjusted partnership income for the first quarter 2002 of $21.9 million represents income from DonTech. See "- Partnership Income" above for explanation of the increase in partnership income.

Adjusted operating income for the first quarter 2003 was $82.6 million, an increase of 9.0% from adjusted pro forma operating income for last year's first quarter of $75.8 million reflecting the foregoing items.

Management also utilizes publication sales to evaluate the sales performance of DonTech. Although partnership income from DonTech is not directly correlated to publication sales for DonTech, management believes that this measure provides a better indication of underlying sales trends, economic conditions and business confidence in the DonTech markets than a comparison of partnership income from DonTech. Publication sales at DonTech represent the annual billing value of the SBC directories published during the period for which DonTech sells advertising. For the first quarter of 2003, publication sales were $88.7 million, down 5.7% from last year's first quarter publication sales of $94.1 million. These sales represent advertising contracts that were executed in the third and fourth quarters of 2002 and reflect the weak economic conditions and business confidence in the Midwest as well as the impact of competition in the Chicago market. Publication sales are a non-GAAP measure and the most comparable GAAP measure related to DonTech is partnership income. A reconciliation of publication sales to calendar sales to partnership income is provided below.

                                                                              For the Quarter Ended March 31,
                                                                              -------------------------------
amounts in million                                                                 2003             2002
                                                                                 -------          -------
DonTech publication sales ..............................................         $  88.7          $  94.1
Less the value of contracts executed and reported as calendar sales
      in prior periods .................................................           (86.3)           (91.5)
Plus the value of contracts executed during the period to be
      reported as publication sales in future periods ..................            82.9             79.2
                                                                                 -------          -------
DonTech calendar sales .................................................            85.3             81.8

Commission revenue from above calendar sales ...........................            21.6             20.6
Partnership net expenses ...............................................           (15.2)           (15.6)
                                                                                 -------          -------
Partnership profit .....................................................         $   6.4          $   5.0
                                                                                 =======          =======

Company's 50% share of partnership profits .............................         $   3.2          $   2.5
Revenue participation income on above calendar sales ...................            20.4             19.4
                                                                                 -------          -------
Total income from DonTech ..............................................            23.6             21.9
Priority distribution income from CenDon, LLC ..........................              --              5.3
                                                                                 -------          -------
Partnership income - GAAP ..............................................         $  23.6          $  27.2
                                                                                 =======          =======

                         LIQUIDITY AND CAPITAL RESOURCES

Our primary source of liquidity is cash flows from operations as well as available borrowing capacity under the Revolver. At March 31, 2003, we had $125 million of borrowing capacity under the Revolver. Our primary liquidity requirement is to fund operating expenses and principal and interest payments on our debt. Our ability to meet our debt service requirements will depend on our ability to generate cash flow in the future. Our primary sources of cash flow will consist mainly of cash receipts from the sale of advertising in our yellow pages directories and revenue participation payments and cash distributions related to DonTech. These sources are directly dependent on the value of yellow pages advertising sold and can be impacted by, among other factors, general economic conditions, competition from other yellow pages directory publishers and other alternative products, consumer confidence and the level of demand for yellow pages advertising. We believe that cash flow from operations, along with borrowing capacity under the Revolver, will be adequate to fund our operations and meet our debt service requirements for at least the next 12 to 24 months. However, we make no assurances that our business will generate sufficient cash flow from operations or that sufficient borrowing will be available under the Revolver to enable us to fund our operations and meet all debt service requirements.

Cash flow from operations was $88.8 million in the first quarter 2003 and $31.8 million in the first quarter 2002. The increase in 2003 resulted from higher cash collections on accounts receivable. As a result of the SPA acquisition, we acquired the rights associated with the collection of over $250 million of accounts receivables under advertising contracts executed prior to the SPA acquisition. Prior to the acquisition, accounts receivable collections were for our commission on advertising sales contracts executed. The increase in other current assets resulted in a use of cash of $11.8 million primarily due to payments made to sales persons and vendors for directories that will publish at a later date. These payments are deferred until the directory is published. Total cash receipts related to DonTech were $34.9 million, $11.3 million more than partnership income related to DonTech of $23.6 million. The increase in accounts payable and accrued liabilities resulted in a source of cash of $9.1 million, mainly due to the absence of bond interest and tax payments, which will be made in subsequent quarters. The increase in deferred revenue of $64.2 million is due to the elimination of SPA historical deferred revenue in purchase accounting. The increase in deferred revenue was offset by the net loss for the period, which also resulted primarily from the elimination of SPA historical deferred revenue. If this account were not eliminated, deferred revenue would have continued to amortize, resulting in additional income and the increase in deferred revenue would have been approximately $50 million less.

Cash used in investing activities was $351.6 million in the first quarter 2003 and $0.8 million in the first quarter of 2002. During the first quarter of 2003, we paid $2,243.5 million to acquire SPA and pay transaction costs, of which, $1,825.0 million raised prior to year-end 2002 was released from escrow. Also prior to year-end 2002, we issued $70 million of Preferred Stock to the GS Funds in November 2002. The net proceeds received of $69.3 million were reported as restricted cash at year end 2002. The remaining funds were obtained from additional borrowings under the Credit Facility and the issuance of Preferred Stock at the closing (see cash flow from financing activities below).

Cash provided by financing activities was $267.2 million in the first quarter 2003 compared to cash used in financing activities of $34.3 million in the first quarter 2002. On January 3, 2003, we borrowed $500 million under the Credit Facility and received net proceeds after issuance costs of $461.3 million. We also issued $130 million of Preferred Stock and received net proceeds after issuance costs of $125.7 million. With the proceeds raised from the issuance of debt and Preferred Stock, we refinanced pre-acquisition debt of $243 million, which consisted of $114.2 million of variable rate bank debt and $128.8 million of fixed rate bond debt. We repaid approximately $90 million of acquisition-related debt in the first quarter with the cash flows generated by operations and $12.8 million received from stock option exercises. For the first quarter 2002, we repaid $35 million of debt and received $0.7 million from stock option exercises.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

RISK MANAGEMENT

The Credit Facility bears interest at variable rates. Accordingly, our earnings and cash flow are affected by changes in interest rates. The terms of the Credit Facility required that, within a specified period after the closing of the SPA acquisition, we enter into hedge agreements to provide either a fixed interest rate or interest rate protection on at least 50% of our total outstanding debt. On March 28, 2003, we entered into three interest rate swap agreements with a total notional value of $255 million. These interest rate swaps effectively convert $255 million of variable rate debt to fixed rate debt. After the effect of the swaps, total fixed rate debt comprises 53% of our total debt portfolio. Under the terms of these agreements, we receive variable interest based on three-month LIBOR and pay a fixed rate of 2.85%. The swaps mature on March 31, 2007. We also have a $75 million pay-fixed receive-variable interest rate swap agreement that expires in June 2003.

The outstanding interest rate swaps expose us to credit risk in the event that the counterparties to the agreements do not, or cannot meet their obligations. The notional amount is used to measure interest to be paid or received and does not represent the amount of exposure to credit loss. The loss would be limited to the amount that would have been received, if any, over the remaining life of the swap agreements. The counterparties to the swaps are major financial institutions and we expect the counterparties to be able to perform their obligations under the swaps. We use derivative financial instruments for hedging purposes only and not for trading or speculative purposes.

MARKET RISK SENSITIVE INSTRUMENTS

The three interest rate swap agreements with a total notional value of $255 million have been designated as cash flow hedges. In accordance with FAS 133, the swaps are recorded at fair value. On a quarterly basis, the fair value of the swaps will be determined based on quoted market prices and, assuming perfect effectiveness, the difference between the fair value and the book value of the swaps will be recognized in other comprehensive income, a component of shareholders' equity. Any ineffectiveness of the swaps is required to be recognized in earnings. The swaps and the hedged item (3 month LIBOR-based interest payments on $255 million of bank debt) have been designed so that the critical terms (interest reset dates, duration and index) coincide. Assuming the critical terms continue to coincide, the cash flows from the swaps will exactly offset the cash flows of the hedged item and no ineffectiveness will exist.

The $75 million notional value interest rate swap does not meet the requirements for hedge accounting treatment. Accordingly, changes in the fair value of the swap are recorded through earnings. In December 2002, it was determined that this swap no longer qualified for hedge accounting and a charge of $1.5 million was recorded to reclassify the cumulative change in the fair value of the swap that was previously recognized in accumulated other comprehensive loss on the balance sheet to earnings. In 2003, we will recognize a corresponding gain of $1.5 million as the swap nears maturity in June 2003. We recognized a gain of $0.8 million in the first quarter and will record an additional gain of $0.7 million in the second quarter.

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures. Based on their evaluation, as of a date within 90 days of the filing date of this Quarterly Report on Form 10-Q, of the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended), the principal executive officer and principal financial officer of the Company have each concluded that such disclosure controls and procedures are effective and sufficient to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission's rules and forms.

(b) Changes in internal controls. Subsequent to their evaluation, there have not been any significant changes in the Company's internal controls or in other factors that could significantly affect these controls, including any corrective action with regard to significant deficiencies and material weaknesses.

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

In order to understand our potential exposure under the extraordinary litigation and tax matters described below under the captions "Information Resources, Inc." and "Tax Matters," one needs to understand the relationship between us and The Dun & Bradstreet Corporation, and certain of its predecessors and affiliates that, through various corporate reorganizations and contractual commitments, have assumed varying degrees of responsibility with respect to such matters.

In November 1996, the company then known as The Dun & Bradstreet Corporation ("D&B1") separated (the "1996 Distribution") through a spin-off into three separate public companies: D&B1, ACNielsen Corporation ("ACNielsen") and Cognizant Corporation ("Cognizant"). In June 1998, D&B1 separated (the "1998 Distribution") through a spin-off into two separate public companies: D&B1, which changed its name to R.H. Donnelley Corporation ("Donnelley"), and a new company named The Dun & Bradstreet Corporation ("D&B2"). Later in 1998, Cognizant separated (the "Cognizant Distribution") through a spin-off into two separate public companies: IMS Health Incorporated ("IMS") and Nielsen Media Research, Inc. ("NMR"). In September 2000, D&B2 separated (the "2000 Distribution") through a spin-off into two separate public companies:
D&B2, which changed its name to Moody's Corporation ("Moody's"), and a new company named The Dun & Bradstreet Corporation ("D&B3," and together with D&B1 and D&B2, also referred to elsewhere in this Form 10-K as "D&B"). As a result of the form of our separation from D&B, we are the corporate successor of, and technically the defendant and taxpayer referred to below as D&B.

Rockland Yellow Pages

In 1999, Sandy Goldberg, Dellwood Publishing, Inc. and Rockland Yellow Pages initiated a lawsuit against the Company and Bell Atlantic Corporation in the United States District Court for the Southern District of New York. The Rockland Yellow Pages is a proprietary directory that competes against a Bell Atlantic directory in the same region, for which we served as Bell Atlantic's advertising sales agent through June 30, 2000. The complaint alleged that the defendants disseminated false information concerning the Rockland Yellow Pages, which resulted in damages to the Rockland Yellow Pages. In May 2001, the District Court dismissed substantially all of plaintiffs' claims, and in August 2001, the remaining claims were either withdrawn by the plaintiffs or dismissed by the District Court. The plaintiffs then filed a complaint against the same defendants in New York State Supreme Court, in Rockland County, alleging virtually the same state law tort claim previously dismissed by the District Court and seeking unspecified damages. In October 2001, defendants filed a motion to dismiss this complaint. In May 2002, the Court granted defendants' motion to dismiss the complaint. Plaintiffs have filed an appeal of this dismissal in the Appellate Division of the New York State Supreme Court. On April 10, 2003, the Appellate Division heard oral arguments on the appeal and on April 28, 2003 the Appellate Division dismissed all but one count of the complaint, which count alleges immaterial damages with respect to only one advertiser. Accordingly, we presently do not believe that the final outcome of this matter will have a material adverse effect on our results of operations or financial condition.

Information Resources, Inc.

In 1996, Information Resources, Inc. ("IRI"), filed a complaint in the United States District Court for the Southern District of New York, naming as defendants the Company, as successor of D&B, ACNielsen Company and IMS International Inc., at the time of the filing, all wholly owned subsidiaries of D&B. IRI alleges, among other things, various violations of the antitrust laws, including alleged violations of Sections 1 and 2 of the Sherman Act. The complaint also alleges a claim of tortious interference with a contract and a claim of tortious interference with a prospective business relationship. These claims relate to the acquisition by defendants of Survey Research Group Limited ("SRG"). IRI alleges SRG violated an alleged agreement with IRI when it agreed to be acquired by the defendants and that the defendants induced SRG to breach that agreement. IRI is seeking damages in excess of $350 million, which amount IRI seeks to treble under antitrust laws. IRI is also seeking punitive damages of an unspecified amount. No trial date has been set, and discovery is ongoing. Under the agreements relating to the 1996 Distribution, Cognizant, AC Nielsen and D&B agreed to conduct a joint defense and allocated liabilities amongst themselves. Under the agreements relating to the 1998 Distribution, D&B assumed the defense and agreed to indemnify us against any payments that we may be required to make, including related legal fees. As required by those agreements, Moody's Corporation, which subsequently separated from D&B in the 2000 Distribution, has agreed to be jointly and severally liable with D&B for the indemnity obligation to us. At this stage in the proceedings, we are unable to predict the outcome of this matter. While we cannot assure you as to any outcome, management presently believes that D&B and Moody's have sufficient financial resources, borrowing capacity and indemnity rights against IMS and NMR (who succeeded to Cognizant's indemnity obligations under the Cognizant Distribution) to reimburse us for any payments we may be required to make and related costs we may incur in connection with this matter.

Tax Matters

D&B entered into global tax planning initiatives in the normal course of its business, principally through tax-free restructurings of both their foreign and domestic operations. The status of Internal Revenue Service ("IRS") reviews of these initiatives is summarized below.

Pursuant to a series of agreements relating to the 1996, 1998, Cognizant and 2000 Distributions, IMS and NMR are jointly and severally liable for, and must pay one-half, and D&B and Moody's are jointly and severally liable for, and must pay the other half, of any payments over $137 million for taxes, accrued interest and other amounts resulting from unfavorable IRS rulings on the tax matters summarized below (other than the matter summarized below as "Amortization Expense Deductions -- 1997-2002," for which D&B and Moody's (jointly and severally) are solely responsible). D&B, on our behalf, was contractually obligated to pay, and did pay, the first $137 million of tax liability in connection with the matter summarized below as "Utilization of Capital Losses -- 1989-1990." Under the agreements relating to the 1998 Distribution, D&B agreed to assume the defense and to indemnify us for any tax liability that may be assessed against us and any related costs and expenses that we may incur in connection with any of these tax matters. Also, as required by those agreements, Moody's Corporation has agreed to be jointly and severally liable with D&B for the indemnity obligation to us. Under the agreements relating to the 2000 Distribution, D&B and Moody's have, between each other, agreed to each be financially responsible for 50% of any potential liabilities that may arise to the extent such potential liabilities are not directly attributable to each party's respective business operations.

While we cannot assure you as to any outcome in these matters, management presently believes that D&B and Moody's have sufficient financial resources, borrowing capacity and indemnity rights against IMS and NMR (who succeeded to Cognizant's indemnity obligations under the Cognizant Distribution) to reimburse us for any payments we may be required to make and related costs we may incur in connection with these tax matters.

Utilization of Capital Losses -- 1989-1990

In 2000, D&B filed an amended tax return with respect to the utilization of capital losses in 1989 and 1990 in response to a formal IRS assessment. The amended tax return reflected an additional $561.6 million of tax and interest due. In 2000, D&B paid the IRS $349.3 million while IMS (on behalf of itself and NMR) paid approximately $212.3 million to the IRS. We understand that this payment was made under dispute in order to stop additional interest from accruing, that D&B is contesting the IRS's formal assessment and would also contest the assessment of amounts, if any, in excess of the amounts paid, and that D&B has filed a petition for a refund in the United States District Court. This case is expected to go to trial in 2004.

Subsequent to making its payment to the IRS in 2000, IMS sought to obtain partial reimbursement from NMR under the terms of the agreements relating to the Cognizant Distribution. NMR paid IMS less than IMS sought. Accordingly, in 2001, IMS filed an arbitration proceeding against NMR claiming that NMR underpaid to IMS its proper allocation of the above tax payments as provided by the agreements relating to the Cognizant Distribution. Neither D&B nor we were party to the Cognizant Distribution. IMS nonetheless sought to include us in this arbitration, arguing that if NMR should prevail in its interpretation against IMS, then IMS could seek to enforce the same interpretation against us (as successor to D&B) under the agreements relating to the 1996 Distribution. The arbitration panel ruled that we are a proper party to this arbitration proceeding. On April 29, 2003, the arbitration panel dismissed all claims against RHD and found for IMS. If on appeal of that ruling NMR should prevail against IMS and, in turn, IMS should prevail against us, then we believe that our additional liability would be approximately $15 million, net of tax benefits. As noted above, D&B and Moody's would be jointly and severally obligated to indemnify us against any such additional liability and related costs.

We believe the fact that D&B and IMS have already paid the IRS a substantial amount of additional taxes with respect to the contested tax planning strategies significantly mitigates our risk. While no assurances can be given, we currently believe that D&B and Moody's have sufficient financial resources, borrowing capacity and indemnity rights against IMS and NMR to reimburse us for any payments we may be required to make and related costs we may incur with respect to this matter.

Royalty Expense Deductions -- 1994-1996

During the second quarter of 2002, D&B (on our behalf) received a Notice of Proposed Adjustment from the IRS with respect to a transaction entered into in 1993. In this Notice, the IRS proposed to disallow certain royalty expense deductions claimed by D&B on its 1994, 1995 and 1996 tax returns. The IRS previously concluded an audit of this transaction for taxable years 1993 and 1994 and did not disallow any similarly claimed deductions. We understand that D&B disagrees with the position taken by the IRS in its Notice and has filed a responsive brief to this effect with the IRS. If the IRS were to issue a formal assessment consistent with the Notice, then a payment of the disputed amounts would be required, if D&B opted to challenge the assessment in U.S. District Court rather than in U.S. Tax Court. In the event of such challenge by D&B, the required payment by D&B to the IRS would be up to $42 million ($48 million offset by a $6 million tax benefit). In verbal communications between D&B and the IRS during 2002, we understand that the IRS has expressed some willingness to withdraw its proposed disallowance of certain royalty expense deductions of $7.5 million for 1994. However, we also understand that the IRS has expressed its intent to seek penalties of $7.5 million for 1995 and 1996 based on its interpretation of applicable law. We have been advised that D&B would challenge the IRS's interpretation. Again, under the agreements relating to the 1998 and 2000 Distributions, D&B and Moody's have agreed to jointly and severally defend and indemnify us against any such liability and related costs.

Notwithstanding the verbal communications with the IRS in 2002 noted above regarding royalty expense deductions of $7.5 million for 1994, in a February 2003 letter to D&B (on our behalf) the IRS asserted that it intends to take a position regarding prior tax years that would have the effect of disallowing a portion of the 1994 royalty expense deduction, our share of which would be $5 million if the IRS prevailed. We understand that D&B disagrees with the IRS's position. Also, in February 2003, D&B (on our behalf) received a Preliminary Partnership Summary Report from the IRS that challenges the tax treatment of certain royalty payments received by a partnership in which D&B was a partner. As stated in its Report, the IRS would reallocate certain partnership income to D&B, which if the IRS prevailed would require an additional payment from us of $20 million (which includes tax, interest and penalty, net of associated tax benefits).

Again, under the agreements relating to the 1998 and 2000 Distributions, D&B and Moody's have agreed to jointly and severally defend and indemnify us against any such liability and related costs.

Amortization Expense Deductions -- 1997-2002

We understand that the IRS has sought certain documentation from D&B with respect to a transaction entered into in 1997 that produces amortization expense deductions for D&B. While we understand that D&B believes the deductions are appropriate, the IRS could ultimately challenge them and issue an assessment. If the IRS were to prevail or the assessment were to be challenged by us in U.S. District Court, we understand that D&B estimates that its cash payment to the IRS with respect to deductions claimed to date and including any potential assessment of penalties of $6.5 million, could be up to $46.4 million, or $43 million net of associated tax benefits. This transaction is scheduled to expire in 2012 and, unless earlier terminated by D&B, the cash exposure, based on current interest rates and tax rates, would increase at a rate of approximately $2.3 million per quarter (including potential penalties) as future amortization expenses are deducted. Again, under the agreements relating to the 1998 and 2000 Distributions, D&B and Moody's are required to jointly and severally indemnify us against any such liability and related costs.

As a result of our assessment of our exposure in these matters, especially in light of our indemnity arrangements with D&B and Moody's, and their financial resources, borrowing capacity and indemnity rights against IMS and NMR, no material amounts have been accrued for in our consolidated financial statements for any of these D&B-related litigation and tax matters.

Coastal Termite and Pest Control

In 2001, Marnan Group, Inc., doing business as Coastal Termite and Pest Control ("Coastal"), filed a complaint in the United States District Court for the Middle District of Florida against SPA. The complaint, as amended, alleged that SPA breached certain directory advertising contracts between 1996 and 1999, fraudulently induced Coastal to enter into another directory advertising contract and tortiously interfered with Coastal's business relationships with its customers. Coastal is seeking damages for lost contract benefits, lost profits and diminution of business value in an unspecified amount, including pre-judgment interest. In January 2002, SPA filed a motion to dismiss certain of Coastal's claims. In September 2002, the court denied SPA's motion to dismiss. Nonetheless, we do not believe that the final outcome of this matter will have a material adverse effect on our results of operations or financial condition. SPA had approximately $0.5 million reserved in its consolidated financial statements for this matter, which amount was transferred to our consolidated financial statements as a result of the acquisition.

Other matters

We are also involved in other legal proceedings, claims and litigation arising in the ordinary conduct of our business. Although we cannot assure you of any outcome, management presently believes that the outcome of such legal proceedings will not have a material adverse effect on our results of operations or financial condition.

Item 2. Changes in Securities and Use of Proceeds

On January 3, 2003, investment partnerships affiliated with the Goldman Sachs Group, Inc. (the "GS Funds"), purchased 130,000 shares of our preferred stock and warrants to purchase 1,072,500 shares of our common stock for gross consideration of $130 million. This preferred stock is immediately convertible into common stock at a conversion price of $24.05 per share and the exercise price of the warrants is $28.62 per share. This private placement of securities was made in reliance on Rule 506 of the Securities Act of 1933. We privately placed this preferred stock as part of the SPA acquisition financing. No underwriters were involved in this transaction and no underwriting discounts or commissions were paid. A 1% closing payment was paid to the GS Funds and we reimbursed their transaction costs.

Item 4. Submission of Matters to a Vote of Security Holders

Our Annual Meeting of Stockholders ("Meeting") was held in White Plains, N.Y. on May 1, 2003. At the Meeting, the Company's stockholders elected each of the three Class I directors nominated for election by the Board of Directors to serve a three-year term as follows:

                                                                           Votes
      Name                                   Votes For            Withheld
      ----                                   ---------            --------
      Nancy E. Cooper                       31,503,108           4,490,248
      Robert Kamerschen                     35,435,230             558,126
      David C. Swanson                      35,602,607             390,749

The Board of Directors now comprises nine members consisting of three classes of three directors each. The other members of our Board of Directors (Kenneth G. Campbell, Robert R. Gheewalla, Terrence M. O'Toole, Carol J. Parry, David M. Veit and Barry Lawson Williams) were not subject to re-election by stockholders this year and continue in office.

At the Meeting, the Company's stockholders also ratified the appointment of PricewaterhouseCoopers LLP ("PwC") to serve as the Company's independent accountants for 2003 as follows:

                                            Votes For   Votes Against   Abstentions
                                            ---------   -------------   -----------
Ratification of the appointment of PwC     30,133,922      5,831,302        28,132

Lastly, at the Meeting, the Company's stockholders also approved a stockholder proposal relating to the Company's stockholder rights plan, as follows:

                                            Votes For   Votes Against   Abstentions
                                            ---------   -------------   -----------
Stockholder Proposal re: Rights Plan       16,350,870     13,303,609     6,338,877

With respect to the proposal relating to the Company's stockholder rights plan, abstentions also included broker non-votes.

The Company announced in February that the Board had adopted a Three-Year Independent Director Evaluation ("TIDE") policy with respect to its rights plan. Under this TIDE policy, a committee comprised of independent directors of the Company will review and evaluate the stockholder rights plan at least once every three years to determine, in light of all relevant factors, whether the plan continues to serve the best interests of the Company and all of its stockholders or whether it should be modified or terminated. The Board has completed the first review of its stockholder rights plan pursuant to its TIDE policy. The Corporate Governance Committee, which is an independent Board committee, conducted the review with the advice and assistance of its outside financial and legal advisors. The Committee concluded after a review of all relevant factors that the rights plan continues to serve the best interests of the Company and all of its stockholders. Accordingly, the Committee recommended and the Board resolved to maintain the rights plan in its current form. The next TIDE review of the Company's rights plan will occur not later than May 2006.

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

            4.3         Company Guarantee (included in Exhibit 4.1)

            4.4         First Supplemental Indenture, dated as of November 25,
                        2002, among R.H. Donnelley Inc., as Issuer, and R.H.
                        Donnelley Corporation, R.H. Donnelley Acquisitions,
                        Inc., R.H. Donnelley APIL, Inc., R.H. Donnelley CD, Inc.
                        and Get Digital Smart.com, Inc., as Guarantors, and the
                        Bank of New York, as Trustee, with respect to the 9 1/8%
                        Senior Subordinated Notes due 2008 (incorporated by reference to Exhibit 4.1 to the Current Report on Form
                        8-K, filed with the Securities and Exchange Commission on November 25, 2002, Commission File No. 001-07155)

         EXHIBIT NO.    DOCUMENT
            4.5         Second Supplemental Indenture, dated as of December 20,
                        2002, among R.H. Donnelley Inc., as Issuer, and R.H.
                        Donnelley Corporation, R.H. Donnelley Acquisitions,
                        Inc., R.H. Donnelley Acquisitions II, Inc., R.H.
                        Donnelley APIL, Inc., R.H. Donnelley CD, Inc. and Get
                        Digital Smart.com, Inc., as Guarantors, and the Bank of
                        New York, as Trustee, with respect to the 9 1/8% Senior
                        Subordinated Notes due 2008 (incorporated by reference
                        to Exhibit 4.1 to the Current Report on Form 8-K, filed
                        with the Securities and Exchange Commission on December
                        20, 2002, Commission File No. 001-07155)

            4.6         Third Supplemental Indenture, dated as of December 20,
                        2002 (operative as of January 3, 2003), among R.H.
                        Donnelley Inc., as Issuer, and R.H. Donnelley
                        Corporation, R.H. Donnelley Acquisitions, Inc., R.H.
                        Donnelley Acquisitions II, Inc., R.H. Donnelley APIL,
                        Inc., R.H. Donnelley CD, Inc. and Get Digital Smart.com,
                        Inc., as Guarantors, and the Bank of New York, as Trustee, with respect to the 9 1/8% Senior Subordinated
                        Notes due 2008 (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 6, 2003,
                        Commission File No. 001-07155)

            4.7         Indenture dated as of December 3, 2002 between R.H.
                        Donnelley Inc. (as successor to R.H. Donnelley Finance
                        Corporation I), as Issuer, and the Bank of New York, as
                        Trustee, with respect to the 8 7/8% Senior Notes due
                        2010 (incorporated by reference to Exhibit 4.13 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 20, 2003)

            4.8         Supplemental Indenture dated as of January 3, 2003 among
                        R.H. Donnelley Inc., as Issuer, the Company and the
                        other guarantors signatory thereto, as Guarantors, and
                        the Bank of New York, as Trustee, with respect to the 8
                        7/8% Senior Notes due 2010 (incorporated by reference to
                        Exhibit 4.14 to the Annual Report on Form 10-K filed
                        with the Securities and Exchange Commission on March 20,
                        2003)

            4.9         Form of 8 7/8% Senior Notes due 2010 (included in
                        Exhibit 4.7)

            4.10        Guarantees relating to the 8 7/8% Senior Notes due 2010
                        (incorporated by reference to Exhibit 4.16 to the Annual
                        Report on Form 10-K filed with the Securities and Exchange Commission on March 20, 2003)

            4.11        Indenture dated as of December 3, 2002 between R.H.
                        Donnelley Inc. (as successor to R.H. Donnelley Finance
                        Corporation I), as Issuer, and the Bank of New York, as
                        Trustee, with respect to the 10 7/8% Senior Subordinated
                        Notes due 2012 (incorporated by reference to Exhibit
                        4.17 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 20, 2003)

            4.12        Supplemental Indenture dated as of January 3, 2003 among
                        R.H. Donnelley Inc., as Issuer, the Company and the other guarantors signatory thereto, as Guarantors, and the Bank of New York, as Trustee, with respect to the 10
                        7/8% Senior Subordinated Notes due 2012 (incorporated by reference to Exhibit 4.18 to the Annual Report on Form
                        10-K filed with the Securities and Exchange Commission on March 20, 2003)

            4.13        Form of 10 7/8% Senior Subordinated Notes due 2012
                        (included in Exhibit 4.11)

            4.14        Guarantees relating to the 10 7/8% Senior Subordinated
                        Notes due 2012 (incorporated by reference to Exhibit
                        4.20 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 20, 2003)

         EXHIBIT NO.    DOCUMENT
            4.15        Registration Rights Agreement, dated as of December 3,
                        2002, by and among R.H. Donnelley Inc. and Salomon Smith
                        Barney, Bear, Stearns & Co., Inc. and Deutsche Bank
                        Securities Inc., as representatives of the initial
                        purchasers (incorporated by reference to Exhibit 4.15 to
                        the Registration Statement on Form S-4 filed with the
                        SEC on May 2, 2003)

            4.16        Rights Agreement, dated as of October 27, 1998 between
                        R.H. Donnelley Corporation and First Chicago Trust
                        Company (incorporated by reference to Exhibit 4 to the Registration Statement on Form 8-A, filed with the Securities and Exchange Commission on November 5, 1998,
                        Registration No. 001-07155)

            4.17        Amendment No. 1 to Rights Agreement dated as of February
                        26, 2001 by and among R.H. Donnelley Corporation, First
                        Chicago Trust Company of New York (as initial Rights
                        Agent) and The Bank of New York (as successor Rights
                        Agent) (incorporated by reference to Exhibit 4.5 to the Annual Report on Form 10-K for the year ended December
                        31, 2000, Commission File No. 001-07155)

            4.18        Amendment No. 2 to Rights Agreement, dated as of
                        September 21, 2002, between the Company and The Bank of
                        New York, as successor Rights Agent (incorporated by reference to Exhibit 4.1 to the Current Report on Form
                        8-K, filed with the Securities and Exchange Commission on October 1, 2002, Commission File No. 001-07155)

            4.19        Form of Warrant Agreement, dated as of November 25,
                        2002, between the Company and investment partnerships affiliated with The Goldman Sachs Group, Inc.
                        (incorporated by reference to Exhibit 4.1 to the Current
                        Report on Form 8-K, filed with the Securities and Exchange Commission on January 17, 2003, Commission File
                        No. 001-07155)

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

         EXHIBIT NO.    DOCUMENT
            10.6        Credit Agreement among the Company, R.H. Donnelley Inc.,
                        The Chase Manhattan Bank, as Administrative Agent and
                        the Lenders party thereto (incorporated by reference to
                        Exhibit 10.9 to the Registration Statement on Form S-4,
                        filed with the Securities and Exchange Commission on
                        July 17, 1998, Registration No. 333-59287)

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

            10.13       Agreement for Publishing Services, dated as of January
                        1, 2002 between Ameritech Publishing Inc. and R.H.
                        Donnelley Inc. (certain portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to an Application for an Order Granting Confidential Treatment) (incorporated by reference to Exhibit 10.13 to the Company's Quarterly
                        Report on Form 10-Q for the three months ended March 31, 2002, Commission File No. 001-07155)

         EXHIBIT NO.    DOCUMENT
            10.14       Limited Liability Company Agreement of CenDon, L.L.C.
                        dated April 27, 2000 between R.H. Donnelley Inc. and
                        Centel Directory Company (certain portions of this
                        exhibit have been omitted and filed separately with the
                        Securities and Exchange Commission pursuant to an
                        Application for an Order Granting Confidential
                        Treatment) (incorporated by reference to Exhibit 10.14
                        to the Company's Quarterly Report on Form 10-Q for the
                        three months ended June 30, 2002, Commission File No.
                        001-07155)

            10.15       Sales Agency Agreement dated April 27, 2000 among R.H.
                        Donnelley Inc., Centel Directory Company and CenDon,
                        L.L.C. (incorporated by reference to Exhibit 10.15 to the Company's Quarterly Report on Form 10-Q for the three months ended June 30, 2002, Commission File No.
                        001-07155)

            10.16 Agreement for Publishing Services dated April 27, 2000 between R.H. Donnelley and CenDon, L.L.C. (certain portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to an Application for an Order Granting
                        Confidential Treatment) (incorporated by reference to
                        Exhibit 10.16 to the Company's Quarterly Report on Form
                        10-Q for the three months ended June 30, 2002, Commission File No. 001-07155)

            10.17# Key Employees' Performance Unit Plan, as amended and restated (incorporated by reference to Exhibit 10.15 to Amendment No. 3 to the Registration Statement on Form
                        S-4, filed with the Securities and Exchange Commission on September 28, 1998, Registration No. 333-59287)

            10.18# 1991 Key Employees' Stock Option Plan, as amended and restated through April 25, 2000 (incorporated by reference to Exhibit 10.17 to the Company's Quarterly
                        Report on Form 10-Q for the three months ended March 31, 2000, Commission File No. 001-07155)

            10.19#      Amended and Restated 1998 Directors' Stock Plan
                        (incorporated by reference to Exhibit 10.18 to the Company's Annual Report on Form 10-K for the year ended
                        December 31, 1999, Commission File No. 001-07155)

            10.20# Pension Benefit Equalization Plan (incorporated by reference to Exhibit 10.16 to the Company's Annual
                        Report on Form 10-K for the year ended December 31, 2001, Commission File No. 001-07155)

            10.21# 2001 Stock Award and Incentive Plan (incorporated by reference to Exhibit 10.17 to the Company's Annual
                        Report on Form 10-K for the year ended December 31, 2001, Commission File No. 001-07155)

            10.22#      2001 Partner Share Plan (incorporated by reference to
                        Exhibit 99.1 to Registration Statement on Form S-8, filed with the Securities and Exchange Commission on April 30, 2001, Registration No. 333-59790)

            10.23#      Form of Non-Qualified Stock Option Agreement
                        (incorporated by reference to Exhibit 99.02 to Registration Statement on Form S-8, filed with the Securities and Exchange Commission on July, 25, 2001,
                        Registration No. 333-65822)

            10.24# Form of Annual Incentive Program Award (incorporated by reference to Exhibit 99.03 to Registration Statement on Form S-8, filed with the Securities and Exchange
                        Commission on July, 25, 2001, Registration No.
                        333-65822)

         EXHIBIT NO.    DOCUMENT
            10.25#      Form of Performance Unit Program Award (incorporated by
                        reference to Exhibit 99.04 to Registration Statement on
                        Form S-8, filed with the Securities and Exchange
                        Commission on July, 25, 2001, Registration No.
                        333-65822)

            10.26#      Deferred Compensation Plan (incorporated by reference to
                        Exhibit 4.01 to the Company's Registration Statement on
                        Form S-8, filed with the Securities and Exchange
                        Commission on November 24, 1999, Registration No.
                        333-91613)

            10.27#      Amended and Restated Employment Agreement dated as of
                        December 27, 2001 between the Company and Frank R.
                        Noonan (incorporated by reference to Exhibit 10.23 to the Company's Annual Report on Form 10-K for the year ended December 31, 2001, Commission File No. 001-07155)

            10.28#      Amended and Restated Employment Agreement dated as of
                        December 27, 2001 between the Company and Philip C.
                        Danford (incorporated by reference to Exhibit 10.24 to the Company's Annual Report on Form 10-K for the year ended December 31, 2001, Commission File No. 001-07155)

            10.29# Employment Agreement effective as of May 1, 2002 between the Company and David C. Swanson (incorporated by reference to Exhibit 10.29 to the Company's Quarterly
                        Report on Form 10-Q for the three months ended June 30, 2002, Commission File No. 001-07155)

            10.30# Employment Agreement effective September 21, 2002 between the Company and Peter J. McDonald (incorporated by reference to Exhibit 10.30 to the Company's Quarterly
                        Report on Form 10-Q for the three months ended September
                        30, 2002, Commission File No. 001-07155)

            10.31#      Employment Agreement effective March 1, 2002 between the
                        Company and Steven M. Blondy (incorporated by reference to Exhibit 10.30 to the Company's Quarterly Report on
                        Form 10-Q for the three months ended June 30, 2002, Commission File No. 001-07155)

            10.32# Employment Agreement dated as of September 28, 1998 between the Company and Frank M. Colarusso (incorporated by reference to Exhibit 10.32 to the Annual Report on Form 10-K for the year ended December 31, 2000,
                        Commission File No. 001-07155)

            10.33#      Amendment No. 1 to Employment Agreement dated as of July
                        27, 2000 between the Company and Frank M. Colarusso
                        (incorporated by reference to Exhibit 10.33 to the Annual Report on Form 10-K for the year ended December
                        31, 2000, Commission File No. 001-07155)

            10.34#      Amendment No. 2 to Employment Agreement dated as of
                        February 27, 2001 between the Company and Frank M.
                        Colarusso (incorporated by reference to Exhibit 10.34 to the Annual Report on Form 10-K for the year ended
                        December 31, 2000, Commission File No. 001-07155)

            10.35# Employment Agreement dated as of September 26, 2000 between the Company and William C. Drexler (incorporated by reference to Exhibit 10.35 to the Annual Report on Form 10-K for the year ended December 31, 2000,
                        Commission File No. 001-07155)

            10.36#      Amendment No. 1 to Employment Agreement dated as of
                        February 27, 2001 between the Company and William C.
                        Drexler (incorporated by reference to Exhibit 10.36 to the Annual Report on Form 10-K for the year ended
                        December 31, 2000, Commission File No. 001-07155)

         EXHIBIT NO.    DOCUMENT
            10.37#      Employment Agreement dated as of January 1, 2001 between
                        the Company and Robert J. Bush (incorporated by
                        reference to Exhibit 10.37 to the Annual Report on Form
                        10-K for the year ended December 31, 2000, Commission
                        File No. 001-07155)

            10.38#      Amendment No. 1 to Employment Agreement dated as of
                        February 27, 2001 between the Company and Robert J. Bush
                        (incorporated by reference to Exhibit 10.38 to the Annual Report on Form 10-K for the year ended December
                        31, 2000, Commission File No. 001-07155)

            10.39#      Separation Agreement and Release dated as of March 15,
                        2001 between the Company and Judith A. Norton
                        (incorporated by reference to Exhibit 10.29 to the Annual Report on Form 10-K for the year ended December
                        31, 2000, Commission File No. 001-07155)

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

            10.42 Letter Agreement, dated as of November 25, 2002, among the Company, R.H. Donnelley Inc. and investment partnerships affiliated with The Goldman Sachs Group,
                        Inc. (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 3, 2002, Commission
                        File No. 001-0715)

            10.43       Registration Rights Agreement, dated as of November 25,
                        2002, among the Company and investment partnerships affiliated with The Goldman Sachs Group, Inc.
                        (incorporated by reference to Exhibit 10.2 to Current
                        Report on Form 8-K, filed with the Securities and Exchange Commission on December 3, 2002, Commission File
                        No. 001-07155)

            10.44       Letter Agreement dated as of January 3, 2003 among the
                        Company, R.H. Donnelley Inc. and investment partnerships affiliated with The Goldman Sachs Group, Inc.
                        (incorporated by reference to Exhibit 10.8 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 17, 2003, Commission
                        File No. 001-07155)

            10.45       Directory Services License Agreement, dated as of
                        January 3, 2003, by and among R.H. Donnelley Publishing
                        & Advertising, Inc. (f/k/a Sprint Publishing &
                        Advertising, Inc.), CenDon L.L.C., R.H. Donnelley
                        Directory Company (f/k/a Centel Directory Company),
                        Sprint Corporation, Sprint Directory Trademark Company,
                        LLC and the Sprint Local Telecommunications Division
                        (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 17, 2003, Commission
                        File No. 001-07155)

            10.46       Trademark License Agreement, dated as of January 3,
                        2003, by and among Sprint Directory Trademark Company,
                        LLC, R.H. Donnelley Publishing & Advertising, Inc.
                        (f/k/a Sprint Publishing & Advertising, Inc.), CenDon
                        L.L.C. and R.H. Donnelley Directory Company (f/k/a
                        Centel Directory Company) (incorporated by reference to
                        Exhibit 10.2 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on January
                        17, 2003, Commission File No. 001-07155)

         EXHIBIT NO.    DOCUMENT
            10.47       Publisher Trademark License Agreement, dated as of
                        January 3, 2003, by and among R.H. Donnelley Publishing
                        & Advertising, Inc. (f/k/a Sprint Publishing &
                        Advertising, Inc.), R.H. Donnelley Directory Company
                        (f/k/a Centel Directory Company) and Sprint Corporation
                        (incorporated by reference to Exhibit 10.3 to the
                        Current Report on Form 8-K, filed with the Securities
                        and Exchange Commission on January 17, 2003, Commission
                        File No. 001-07155)

            10.48 Non-Competition Agreement, dated as of January 3, 2003, by and among the Company, R.H. Donnelley Publishing &
                        Advertising, Inc. (f/k/a Sprint Publishing &
                        Advertising, Inc.), CenDon L.L.C., R.H. Donnelley
                        Directory Company (f/k/a Centel Directory Company),
                        Sprint Corporation and the Sprint Local
                        Telecommunications Division (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on January
                        17, 2003, Commission File No. 001-07155)

            10.49       Subscriber Listings Agreement, dated as of January 3,
                        2003, by and among R.H. Donnelley Publishing &
                        Advertising, Inc. (f/k/a Sprint Publishing &
                        Advertising, Inc.), CenDon L.L.C., R.H. Donnelley
                        Directory Company (f/k/a Centel Directory Company),
                        Sprint Corporation and the Sprint Local
                        Telecommunications Division (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on January
                        17, 2003, Commission File No. 001-07155)

            10.50 Credit Agreement, dated as of December 6, 2002, among the Company, R.H. Donnelley Inc., R.H. Donnelley Finance
                        Corporation II (subsequently merged with and into R.H.
                        Donnelley Inc.), the several lenders from time to time party thereto, Bear Stearns Corporate Lending Inc. and
                        Citicorp North America, Inc., as joint syndication agents, BNP Paribas and Fleet National Bank, as joint documentation agents, Deutsche Bank Trust Company
                        Americas, as administrative agent, and Deutsche Bank
                        Securities Inc., Salomon Smith Barney Inc. and Bear,
                        Stearns & Co. Inc., as joint lead arrangers and joint bookrunners (incorporated by reference to Exhibit 10.10 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 17, 2003,
                        Commission File No. 001-07155)

            21 Subsidiaries of the Company (incorporated by reference to Exhibit 21 to the Annual Report on Form 10-K for the year ended December 31, 2000, Commission File No.
                        001-07155)

            99.1* Certification of Quarterly Report on Form 10-Q for the period ended March 31, 2003 by David C. Swanson, Chief
                        Executive Officer for R.H. Donnelley Corporation

            99.2* Certification of Quarterly Report on Form 10-Q for the period ended March 31, 2003 by Steven M. Blondy, Senior
                        Vice President and Chief Financial Officer for R.H.
                        Donnelley Corporation

            99.3* Certification of Quarterly Report on Form 10-Q for the period ended March 31, 2003 by David C. Swanson, Chief
                        Executive Officer for R.H. Donnelley Inc.

            99.4* Certification of Quarterly Report on Form 10-Q for the period ended March 31, 2003 by Steven M. Blondy, Senior
                        Vice President and Chief Financial Officer for R.H.
                        Donnelley Inc.

----------
            *     Filed herewith

            #     Management contract or compensatory plan

      (b)   Reports on Form 8-K:

On May 2, 2003, the Company filed a Current Report on Form 8-K disclosing under
Item 5 certain information required by Regulation G, Item 10(e) of Regulation S-K and Item 12 of Form 8-K regarding non-GAAP financial measures that the Company intends to routinely publicly disclose.

On May 2, 2003, the Company furnished a Current Report on Form 8-K disclosing under Items 7 and 9 (actually furnished under Item 12) certain financial results of the Company for the three months ended March 31, 2003, and attached a copy of its related press release as Exhibit 99.1.

On March 19, 2003, the Company filed Amendment No. 1 to the Current Report on Form 8-K/A disclosing under Item 7 the financial statements and pro forma financial information required to be disclosed in connection with the acquisition of Sprint Publishing & Advertising.

On March 3, 2003, the Company furnished a Current Report on Form 8-K, disclosing under Item 9 that on March 3, 2003, certain members of senior management of the Company were scheduled to make a presentation at a media industry conference sponsored by Bear Stearns & Co. During its presentation at that conference, management intended to present a slide presentation. The Company attached a copy of the slide presentation as Exhibit 99.1.

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

On January 8, 2003, the Company furnished a Current Report on Form 8-K, disclosing under Item 9 that on January 8, 2003, certain members of senior management of the Company were scheduled to make a presentation at an investor conference sponsored by CJS Securities, a research firm that covers the Company. During its presentation at that conference, management intended to present a slide presentation. The Company attached a copy of the slide presentation as
Exhibit 99.1.

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

                                        R.H. DONNELLEY CORPORATION


Date: May 15, 2003                  By: /s/ Steven M. Blondy
                                        ----------------------------------------
                                        Steven M. Blondy
                                        Senior Vice President and Chief
                                        Financial Officer


Date: May 15, 2003                  By: /s/ William C. Drexler
                                        ----------------------------------------
                                        William C. Drexler
                                        Vice President and Controller

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        R.H. DONNELLEY INC.


Date: May 15, 2003                  By: /s/ Steven M. Blondy
                                        ----------------------------------------
                                        Steven M. Blondy
                                        Senior Vice President and Chief
                                        Financial Officer


Date: May 15, 2003                  By: /s/ William C. Drexler
                                        ----------------------------------------
                                        William C. Drexler
                                        Vice President and Controller

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

      4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

            a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

            b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

            c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors or persons performing equivalent functions:

            a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: May 15, 2003                  By: /s/ David C. Swanson
                                        ----------------------------------------
                                        David C. Swanson
                                        President and Chief Executive Officer

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

      4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

            a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

            b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

            c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors or persons performing equivalent functions:

            a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: May 15, 2003                  By: /s/ Steven M. Blondy
                                        ----------------------------------------
                                        Steven M. Blondy
                                        Senior Vice President and Chief
                                        Financial Officer

                                 CERTIFICATIONS

I, David C. Swanson, certify that:

      1. I have reviewed this quarterly report on Form 10-Q of R.H. Donnelley, Inc.

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

      4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

            a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

            b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

            c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors or persons performing equivalent functions:

            a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: May 15, 2003                  By: /s/ David C. Swanson
                                        ----------------------------------------
                                        David C. Swanson
                                        President and Chief Executive Officer

                                 CERTIFICATIONS

I, Steven M. Blondy, certify that:

      1. I have reviewed this quarterly report on Form 10-Q of R.H. Donnelley, Inc.:

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

      4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

            a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

            b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

            c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors or persons performing equivalent functions:

            a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: May 15, 2003                  By: /s/ Steven M. Blondy
                                        ----------------------------------------
                                        Steven M. Blondy
                                        Senior Vice President and Chief
                                        Financial Officer

                                  EXHIBIT INDEX

Exhibit
Number      Document
-------     --------
99.1*       Certification of Quarterly Report on Form 10-Q for the period ended
            March 31, 2003 by David C. Swanson, Chief Executive Officer for
            R.H. Donnelley Corporation

99.2*       Certification of Quarterly Report on Form 10-Q for the period ended
            March 31, 2003 by Steven M. Blondy, Senior Vice President and Chief
            Financial Officer for R.H. Donnelley Corporation

99.3*       Certification of Quarterly Report on Form 10-Q for the period ended
            March 31, 2003 by David C. Swanson, Chief Executive Officer for R.H.
            Donnelley Inc.

99.4*       Certification of Quarterly Report on Form 10-Q for the period ended
            March 31, 2003 by Steven M. Blondy, Senior Vice President and Chief
            Financial Officer for R.H. Donnelley Inc.