Form 10-Q
period 2003-06-30
R H DONNELLEY CORP
filed 2003-08-14
CIK 30419

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark one)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003
                               -------------

                                           OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to
                                -------------------   -------------------

                        Commission file number 001-07155

                        R.H. DONNELLEY CORPORATION (Exact
                 name of registrant as specified in its charter)


            Delaware                                   13-2740040
    ----------------------------             -------------------------------
      (State of Incorporation)             (I.R.S. Employer Identification No.)


      One Manhattanville Road, Purchase N.Y.              10577
     ---------------------------------------      -----------------------
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

Indicate by check mark whether registrant is an accelerated filer Yes X   No
                                                                     ----  -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:


          Title of Class                  Shares Outstanding at August 1, 2003
          --------------                  ------------------------------------
 Common Stock, par value $1 per share                  30,775,088


                        Commission file number 333-59287
                              R.H. DONNELLEY INC. *
             (Exact name of registrant as specified in its charter)


              Delaware                            36-2467635
   ----------------------------------     ---------------------------------
       (State of Incorporation)          (I.R.S. Employer Identification No.)


      One Manhattanville Road, Purchase N.Y.              10577
    -----------------------------------------    ------------------------
     (Address of principal executive offices)           (Zip Code)

Registrants' telephone number, including area code              (914) 933-6400
                                                                ---------------

* R.H. Donnelley Inc. is a wholly owned subsidiary of R.H. Donnelley Corporation. R.H. Donnelley Inc. meets the conditions set forth in General Instructions H 1(a) and (b) of Form 10-Q and is therefore filing this report with respect to R.H. Donnelley Inc. with the reduced disclosure format. R.H. Donnelley Inc. became subject to the filing requirements of Section 15(d) on October 1, 1998 in connection with the public offer and sale of its 9 1/8% Senior Subordinated Notes. In addition, R.H. Donnelley Inc. is the obligor of 8 7/8% senior notes due 2010 and 10 7/8% senior subordinated notes due 2012. As of August 1, 2003, 100 shares of R.H. Donnelley Inc. common stock, no par value, were outstanding.

                           R.H. DONNELLEY CORPORATION

                               INDEX TO FORM 10-Q



PART I.       FINANCIAL INFORMATION                                                                  PAGE
-----------------------------------                                                                  ----
Item 1.       Financial Statements (Unaudited)

                      Consolidated Balance Sheets at June 30, 2003 and December 31, 2002..........     3

                      Consolidated Statements of Operations for the three and six months ended         4
                      June 30, 2003 and 2002......................................................

                      Consolidated Statements of Cash Flows for the six months ended
                      June 30, 2003 and 2002......................................................     5

                      Notes to Consolidated Financial Statements..................................     6

Item 2.       Management's Discussion and Analysis of Financial Condition and Results of
              Operations..........................................................................     21

Item 3.       Quantitative and Qualitative Disclosures About Market Risk..........................     32

Item 4.       Controls and Procedures.............................................................     33

PART II.      OTHER INFORMATION

Item 1.       Legal Proceedings...................................................................     33

Item 4        Submission of Matters to a Vote of Security Holders.................................     37

Item 6.       Exhibits and Reports on Form 8-K....................................................     38


SIGNATURES.....................................................................................      47


R.H. Donnelley Corporation and Subsidiaries
Consolidated Balance Sheets (Unaudited)

                                                                                                June 30,       December 31,
(in thousands, except share and per share data)                                                   2003             2002
------------------------------------------------------------------------------------------- ----------------- ----------------

                                          Assets
Current Assets
  Cash and cash equivalents...........................................................      $         --      $     7,787
  Restricted cash.....................................................................                --         1,928,700
                                                                                            ----------------- ----------------
       Total cash, cash equivalents and restricted cash...............................                --         1,936,487
  Accounts receivable
    Billed............................................................................            52,990                --
    Unbilled..........................................................................           249,319            31,978
    Allowance for doubtful accounts and sales allowances..............................           (31,300)           (4,772)
                                                                                            ----------------- ----------------
       Net accounts receivable........................................................           271,009            27,206
  Deferred directory costs............................................................            40,098                --
  Other current assets................................................................             7,353             4,981
                                                                                            ----------------- ----------------
       Total current assets...........................................................           318,460         1,968,674

  Fixed assets and computer software - net............................................            21,907            12,008
  Partnership investment..............................................................           179,912           202,236
  Other non-current assets............................................................            92,547            40,457
  Intangible assets, net..............................................................         1,890,084                --
  Goodwill............................................................................            94,858                --
                                                                                            ----------------- ----------------

       Total Assets...................................................................       $ 2,597,768       $ 2,223,375
                                                                                            ----------------- ----------------

                      Liabilities, Redeemable Convertible Preferred
                             Stock and Shareholders' Deficit

Current Liabilities
  Accounts payable and accrued liabilities............................................       $    21,827      $      9,043
  Deferred directory revenue..........................................................           208,975                --
  Accrued interest payable............................................................             6,016            11,218
  Current portion of long-term debt...................................................            59,729            13,780
                                                                                            ----------------- ----------------
       Total current liabilities......................................................           296,547            34,041

  Long-term debt......................................................................         2,146,584         2,075,470
  Deferred income taxes - net.........................................................            19,020            60,783
  Other non-current liabilities.......................................................            15,892            20,222
                                                                                            ----------------- ----------------
       Total liabilities..............................................................         2,478,043         2,190,516

Commitments and contingencies
Redeemable convertible preferred stock (redemption value at June 30, 2003, $208,572)..           189,797            63,459

Shareholders' Deficit
  Common stock, par value $1 per share, authorized -
    400,000,000 shares; issued - 51,621,894 shares for 2003 and 2002..................            51,622            51,622
  Additional paid-in capital..........................................................           126,477            63,586
  Warrants outstanding................................................................            13,758             5,330
  Accumulated (deficit) earnings......................................................           (94,625)           13,605
  Other comprehensive loss............................................................            (3,257)               --
  Treasury stock, at cost, 20,895,914 shares for 2003 and 21,900,818 shares for 2002..          (164,047)         (164,743)
                                                                                            ----------------- ----------------
       Total shareholders' deficit....................................................           (70,072)          (30,600)
                                                                                            ----------------- ----------------

       Total Liabilities, Redeemable Convertible Preferred
                Stock and Shareholders' Deficit.......................................       $ 2,597,768       $ 2,223,375
                                                                                            ----------------- ----------------

                       The accompanying notes are an integral part of the consolidated financial statements.



R.H. Donnelley Corporation and Subsidiaries
Consolidated Statements of Operations (Unaudited)

                                                         Three months ended            Six months ended
                                                              June 30,                     June 30,
                                                    ----------------------------- ----------------------------
(amounts in thousands, except per share data)            2003           2002          2003          2002
--------------------------------------------------- ---------------- ------------ ------------- --------------
Net revenue..................................          $  38,634      $  19,894     $ 51,053      $ 38,721

Expenses
   Operating expenses........................             34,862         14,088       66,795        25,755
   General and administrative expenses.......             12,206          4,720       22,216         9,765
   Depreciation and amortization.............             16,443          1,557       32,471         3,164
                                                    ---------------- ------------ ------------- --------------
     Total expenses..........................             63,511         20,365      121,482        38,684

Partnership income...........................             35,341         40,864       58,974        68,012
                                                    ---------------- ------------ ------------- --------------

     Operating income (loss).................             10,464         40,393      (11,455)       68,049

Interest expense, net........................            (43,253)        (5,973)     (91,928)      (12,194)
Other income.................................                723             --        1,523            --
                                                    ---------------- ------------ ------------- --------------

     (Loss) income before income taxes.......            (32,066)        34,420     (101,860)       55,855

(Benefit) provision for income taxes.........            (13,155)        13,251      (41,762)       21,504
                                                    ---------------- ------------ ------------- --------------

     Net (loss) income.......................            (18,911)        21,169      (60,098)       34,351

Preferred dividend...........................              5,978             --       48,132            --
                                                    ---------------- ------------ ------------- --------------

     Net (loss) income available to common
       shareholders..........................         $  (24,889)     $  21,169   $ (108,230)    $  34,351
                                                    ---------------- ------------ ------------- --------------

Earnings (loss) per share
     Basic...................................           $  (0.81)       $  0.71     $  (3.56)      $  1.16
                                                    ---------------- ------------ ------------- --------------
     Diluted.................................           $  (0.81)       $  0.70     $  (3.56)      $  1.14
                                                    ---------------- ------------ ------------- --------------

Weighted average shares outstanding
     Basic...................................             30,605         29,692       30,424        29,573
                                                    ---------------- ------------ ------------- --------------
     Diluted.................................             30,605         30,415       30,424        30,265
                                                    ---------------- ------------ ------------- --------------

Comprehensive (Loss) Income:
Net (loss) income............................          $ (18,911)     $  21,169     $(60,098)     $ 34,351
Unrealized (loss) gain on interest rate swaps,
     net of tax .............................             (3,257)           101       (3,257)       (1,561)
                                                    ---------------- ------------ ------------- --------------
Comprehensive (loss) income..................          $ (22,168)      $ 21,270     $(63,355)     $ 32,790
                                                    ---------------- ------------ ------------- --------------

                         The accompanying notes are an integral part of the consolidated financial statements.



R.H. Donnelley Corporation and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)

                                                                                        Six months ended
                                                                                            June 30,
                                                                                ---------------------------------
(amounts in thousands)                                                                 2003             2002
------------------------------------------------------------------------------- ------------------- -------------
Cash Flows from Operating Activities
Net (loss) income........................................................           $ (60,098)       $ 34,351
Reconciliation of net income to net cash provided by operating activities:
     Depreciation and amortization.......................................              32,471           3,164
     Deferred income tax.................................................             (41,762)            312
     Provision for doubtful accounts.....................................                 288           1,467
     Other noncash charges...............................................               6,856           1,103
     Cash in excess of partnership income................................               6,058           5,164
Changes in assets and liabilities, net of effects from acquisition:
     Decrease (increase) in accounts receivable..........................              15,548          (3,964)
     Increase in other current assets....................................             (24,617)             --
     Decrease (increase) in other assets.................................                 181            (413)
     Decrease in accounts payable and accrued liabilities................             (13,362)        (12,769)
     Increase in deferred revenue........................................             208,975              --
     Increase (decrease) in other non-current liabilities................                 984            (207)
                                                                                ------------------- -------------
            Net cash provided by operating activities....................             131,522          28,208

Cash Flows from Investing Activities
Additions to fixed assets and computer software..........................              (5,473)         (1,300)
Acquisition of SPA.......................................................          (2,259,633)             --
Decrease in restricted cash - funds held in escrow at year-end...........           1,825,000              --
Decrease in restricted cash - other .....................................              69,300              --
                                                                                ------------------- -------------
            Net cash used in investing activities........................            (370,806)         (1,300)

Cash Flows from Financing Activities
Proceeds from the issuance of debt, net of costs.........................             461,307              --
Proceeds from the issuance of Redeemable Convertible Preferred
     Stock and warrants, net of costs....................................             125,683              --
Pre-acquisition debt refinanced with proceeds from new debt..............            (243,005)             --
Repayment of new debt....................................................            (152,787)        (42,500)
Borrowings under the Revolver............................................              24,100              --
Proceeds from employee stock option exercises............................              16,199           3,298
                                                                                ------------------- -------------
            Net cash provided by (used in) financing activities..........             231,497         (39,202)

Decrease in cash and cash equivalents....................................              (7,787)        (12,294)
Cash and cash equivalents, beginning of year.............................               7,787          14,721
                                                                                ------------------- -------------
Cash and cash equivalents, end of period.................................         $        --        $  2,427
                                                                                ------------------- -------------

Supplemental Information:
Cash used to pay:
   Interest..............................................................            $ 89,036        $ 12,647
                                                                                ------------------- -------------
   Income taxes..........................................................        $         --        $ 16,566
                                                                                ------------------- -------------


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

2.   Business Combination
On January 3, 2003, we acquired Sprint Corporation's directory publishing business, Sprint Publishing & Advertising ("SPA"), for $2,229,763 and are now the publisher of 260 revenue-generating yellow pages directories in 18 states. Prior to the acquisition, we served as the exclusive sales agent and pre-press publishing vendor for SPA directories in certain markets. This acquisition transformed us from a sales agent and pre-press vendor into a leading publisher of yellow pages directories. The results of the SPA business are included in our consolidated results from and after January 3, 2003, the acquisition closing date. SPA is now being operated as R.H. Donnelley Publishing & Advertising, Inc. ("RHDPA"), an indirect, wholly owned subsidiary of the Company.

The acquisition was accounted for as a purchase business combination in accordance with SFAS 141 "Business Combinations." The purchase price was allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their respective estimated fair values on the acquisition date. The fair value of certain long-term intangible assets and their respective useful lives were determined by an independent third party with expert knowledge in the area of valuing acquired businesses and our industry. Management believes that the allocation of the purchase price to the assets acquired and liabilities assumed is final; however, additional information could come to our attention that would require us to revise the purchase price allocation. Identifiable intangible assets acquired included directory services agreements entered into between Sprint and us, customer relationships and acquired trade names (see Note 4). A summarized unaudited condensed balance sheet of the consolidated Company at January 3, 2003 is presented below.


                                                      Liabilities, Redeemable Convertible Preferred
                Assets                                        Stock and Shareholders' Equity
  ----------------------------------- --------------- ----------------------------------------------- ---------------
  Cash and cash equivalents......      $    23,986    Current liabilities.........................    $     46,101
  Other current assets...........          308,852    Current portion long-term debt..............          58,668
                                      ---------------                                                 ---------------
       Total current assets......          332,838        Total current liabilities............            104,769

  Partnership investment.........          185,969    Long-term debt..............................       2,297,577
  Other non-current assets.......          124,140    Other non-current liabilities...............          73,956
  Intangible assets..............        1,915,000
  Goodwill.......................           77,953    Redeemable convertible preferred stock......         143,553

                                                      Shareholders' equity........................          16,045

                                      ---------------                                                 ---------------
                                                      Total Liabilities, Redeemable Convertible
  Total assets...................       $2,635,900    Preferred Stock and Shareholders' Equity....      $2,635,900
                                      ---------------                                                 ---------------

Summarized unaudited condensed pro forma information for the three and six months ended June 30, 2002 assuming the SPA acquisition occurred on January 1, 2002 is presented below.

                                                                               Three months       Six months
                                                                                  ended              ended
                                                                              June 30, 2002      June 30, 2002
                                                                            ------------------- ----------------
           Net revenue..............................................               $142,460        $ 287,047
           Operating income.........................................                 87,260          162,996
           Net income...............................................                 25,689           44,330
           Preferred dividend.......................................                  4,080           70,454
           Net income (loss) available to common shareholders.......                 21,730          (25,909)

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

Revenue Recognition. We earn revenue from the sale of advertising into our yellow pages directories. Revenue from the sale of advertising is deferred when a directory is published and recognized ratably over the life of a directory, which is typically twelve months (the "deferral and amortization method"). Revenue is recorded net of an estimate for claims and allowances based on historical experience. We adjust our estimate when information or circumstances indicate that the current estimate may not adequately represent the amount of claims and allowances we may incur in the future. We also earn revenue from pre-press publishing services provided to SBC Communications Inc. ("SBC") for those directories in the DonTech markets. Revenue from pre-press publishing services is recognized as services are performed.

Deferred Directory Costs. Deferred directory costs include costs directly attributable to the advertising sales process. These costs include sales commissions, printing, paper and initial distribution expenses. Deferred directory costs are initially deferred when incurred and recognized ratably over the life of a directory. These costs also include an allowance for sales claims and bad debts, which are initially deferred and recognized ratably over the life of a directory.

Equity Method Accounting. We account for DonTech under the equity method whereby we recognize our 50% share of the net income of DonTech as partnership income in our consolidated statements of operations. Partnership income also includes revenue participation income from SBC. Revenue participation income is based on DonTech advertising sales and is recognized when a sales contract is executed with a customer. Our investment in DonTech includes our 50% share of the net assets of DonTech and the revenue participation receivable from SBC and is reported as partnership investment on the consolidated balance sheet.

Derivative Financial Instruments. Our derivative financial instruments are currently limited to interest rate swap agreements used to mitigate our exposure to changes in interest rates on variable rate debt. We have interest rate swap agreements with a total notional value of $255,000 that effectively converts $255,000 of variable rate debt to fixed rate debt. Under the terms of the swap agreements, we receive variable interest based on three-month LIBOR and pay a fixed rate of 2.85%. The swaps mature on March 31, 2007.

The interest rate swaps and the hedged item (3 month LIBOR-based interest payments on $255,000 of bank debt) have been designed so that the critical terms (interest reset dates, duration and index) coincide. The interest rate swaps have been designated as cash flow hedges. In accordance with SFAS 133, to the extent the swaps are effective, changes in the fair value of the swaps are recorded in other comprehensive income or loss, a component of shareholders' equity. Any ineffectiveness is recorded through earnings.

Earnings per Share. Basic earnings per common share (EPS) are generally calculated by dividing net income available to common shareholders by the weighted average number of common shares outstanding. However, because our redeemable convertible cumulative preferred stock ("Preferred Stock") contains certain participation rights, EITF Topic D-95, "Effect of Participating Securities on the Computation of Basic Earnings Per Share," ("Topic D-95") requires that the dilutive effect of those securities be included in the weighted average number of shares outstanding. Furthermore, Topic D-95 requires that the dilutive effect to be included in basic EPS may be calculated using either the if-converted method or the two-class method. However, the dilutive effect of the Preferred Stock cannot be less than that which would result from the application of the two-class method. We have elected to use the if-converted method in calculating basic EPS. Diluted EPS equals net income divided by the weighted average common shares outstanding plus common share equivalents. Common share equivalents include stock options and warrants, the dilutive effect of which is calculated using the treasury stock method, and Preferred Stock, the potential dilutive effect of which is calculated using the if-converted method. The calculation of basic and diluted EPS for the quarter and six months ended June 30, 2003 is presented below.

                                                                         Three months       Six months
                                                                             ended            ended
                                                                         June 30, 2003    June 30, 2003
----------------------------------------------------------------------- ---------------- -----------------
Basic EPS - If-Converted Method
   Loss available to common shareholders........................            $(24,889)       $(108,230)
   Preferred Stock dividend.....................................               5,978           48,132
                                                                        ---------------- -----------------
   Net loss.....................................................            $(18,911)       $ (60,098)
                                                                        ---------------- -----------------

   Weighted average common shares outstanding...................              30,605           30,424
   Weighted average common shares assuming conversion
     of Preferred Stock.........................................               8,672            8,588
                                                                        ---------------- -----------------
   Weighted average common equivalent shares assuming
     conversion of Preferred Stock..............................              39,277           39,012
                                                                        ---------------- -----------------

Basic loss per share - if-converted method......................            $  (0.48)          $(1.54)
                                                                        ---------------- -----------------

Basic EPS - Two-Class Method
   Loss available to common shareholders........................            $(24,889)     $(108,230)
   Amount allocable to common shares (1)........................                 78%            78%
                                                                        ---------------- -----------------
   Rights to undistributed losses...............................             (19,413)       (84,419)
   Weighted average common shares outstanding...................              30,605         30,424
                                                                        ---------------- -----------------
   Basic earnings per share - two-class method (2)..............            $  (0.81)     $  (3.56)
                                                                        ---------------- -----------------

(1)  30,605 / (30,605 + 8,672) for the quarter ended June 30, 2003 and 30,424 /
     (30,424 + 8,588) for the six months ended June 30, 2003.

(2) Basic EPS calculated under the two-class method was a loss of $0.63 for the quarter ended June 30, 2003 and a loss of $2.77 the six months ended June 30, 2003. However, where there is a net loss in a period, the application of the two-class method is anti-dilutive. Accordingly, reported basic EPS are calculated as the loss available to common shareholders divided by the weighted average basic shares outstanding.

Diluted EPS
Loss available to common shareholders...........................          $(24,889)       $(108,230)
                                                                        ---------------- -----------------
Weighted average common shares outstanding......................            30,605           30,424
Dilutive effect of stock options (3)............................                --               --
Dilutive effect of Preferred Stock assuming conversion (3)......                --               --
                                                                        ---------------- -----------------
Weighted average diluted shares outstanding.....................            30,605           30,424
                                                                        ---------------- -----------------

Diluted EPS (4).................................................           $(0.81)          $(3.56)
                                                                        ---------------- -----------------


(3) The effect of stock options and the assumed conversion of the Preferred Stock were anti-dilutive and are not included in the calculation of diluted EPS.

(4) Because there was a reported net loss in the quarter, the calculation of diluted earnings per share was anti-dilutive compared to basic earnings per share for the three months and six months ended June 30, 2003. Diluted earnings per share cannot be greater than basic earnings per share (or less of a loss). Therefore, reported diluted earnings per share and basic earnings per share for the three and six-month periods ended June 30, 2003 were the same.

For the quarter and six months ended June 30, 2002, basic EPS equals net income divided by the weighted average common shares outstanding and diluted EPS equals net income divided by the weighted average common shares outstanding plus potentially dilutive common shares, primarily stock options.

Concentration of Credit Risk. Approximately 85% of our advertising revenue is derived from the sale of advertising to local small- and medium-sized businesses. These advertisers enter into twelve-month advertising sales contracts and typically make monthly payments over the term of the contract. Some advertisers pre-pay the full amount or a portion of the contract value. Most new advertisers are subject to a credit review. If the advertisers qualify, we may extend credit to them for their advertising purchase. Small- and medium-sized businesses tend to have fewer financial resources and higher financial failure rates than large businesses. In addition, full collection of delinquent accounts can take an extended period of time and involve significant costs. While we do not believe that extending credit to our local advertisers will have a material adverse affect on our results of operations or financial condition, no assurances can be given. We do not require collateral from our advertisers, although we do charge interest to advertisers who do not pay within specified due dates.

The remaining 15% of our advertising revenue is derived from the sale of advertising to national or large regional chains, such as rental car companies, automobile repair shops and pizza delivery businesses. Substantially all of the revenue derived through national accounts is serviced through Certified Marketing Representatives ("CMRs"), with which we contract. CMRs are independent third parties that act as agents for national companies. The CMRs are responsible for billing the national customers for their advertising. We receive payment for the value of advertising placed in our directory, net of the CMR's commission, directly from the CMR. While we are still exposed to credit risk, the amount of losses from these accounts are less than the local accounts as the advertisers, and in some cases, the CMRs, tend to be larger companies with greater financial resources than the local advertisers.

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

We have interest rate swap agreements with major financial institutions with a notional value of $255,000. We are exposed to credit risk in the event that one or more of the counterparties to the agreements does not, or cannot meet their obligation. The notional amount is used to measure interest to be paid or received and does not represent the amount of exposure to credit loss. The loss would be limited to the amount that would have been received, if any, over the remaining life of the swap agreement. The counterparties to the swap agreements are major financial institutions with credit ratings of A or higher. We do not currently foresee a material credit risk associated with these swap agreements.

Employee Stock Options. We follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations in accounting for our stock option plan. Compensation expense related to the issuance of stock options to employees or non-employee directors is not recognized if the exercise price of the stock option is equal to the fair market value of the underlying stock at the grant date. We recognized compensation expense related to stock options of $426 in the quarter ended June 30, 2003 and $1,048 for the six months ended June 30, 2003. Compensation expense in 2002 related to stock options was minimal.

The following table reflects the pro forma net income and earnings per share assuming we applied the fair value method of SFAS No. 123 "Accounting for Stock-Based Compensation." The pro forma disclosures shown are not necessarily representative of the effects on income and earnings per share in future years.


                                                          Three Months Ended           Six Months Ended
                                                               June 30,                    June 30,
                                                       ------------- ------------ -------------- ------------
                                                           2003         2002          2003          2002
                                                       ------------- ------------ -------------- ------------
Net (loss) income
   As reported...................................        $ (18,911)      $21,169     $(60,098)       $34,351
   Pro forma.....................................          (19,762)       20,472      (64,293)        32,955

Net (loss) income available to common shareholders
   As reported...................................         $(24,889)      $21,169    $(108,230)       $34,351
   Pro forma.....................................          (25,740)       20,472     (112,425)        32,955

Basic earnings per share
   As reported...................................         $ (0.81)        $ 0.71      $ (3.56)        $ 1.16
   Pro forma.....................................           (0.84)          0.69        (3.70)          1.11

Diluted earnings per share
   As reported...................................         $ (0.81)        $ 0.70      $ (3.56)        $ 1.14
   Pro forma.....................................           (0.84)          0.67        (3.70)          1.09

The pro forma information was determined based on the fair value of stock options calculated using the Black-Scholes option-pricing model with the following assumptions:

                                                                          2003           2002
                                                                      -------------- --------------
Dividend yield.................................................            0%             0%
Expected volatility............................................            35%            35%
Risk-free interest rate........................................           2.6%           3.1%
Expected holding period........................................          4 years        4 years

4.   Intangible Assets and Goodwill
As a result of the SPA acquisition, certain long-term intangible assets and their respective useful lives were identified and valued by an independent third party. The net book value of intangible assets at June 30, 2003 is presented below. Amortization expense was $24,916 for the first half of 2003. Amortization expense for intangible assets for 2003 through 2008 will be approximately $50,000 per year.

                                      Directory
                                       Services       Local customer      National CMR
                                      Agreements       relationships      relationships     Trade names        TOTAL
                                   ----------------- ------------------ ------------------ -------------- ----------------
Estimated useful life........          50 years          15 years           30 years         15 years
                                   ----------------- ------------------ ------------------ --------------

Initial fair value...........         $1,625,000          $200,000           $60,000          $30,000        $1,915,000
Accumulated amortization....             (16,250)           (6,666)           (1,000)          (1,000)          (24,916)
                                   ----------------- ------------------ ------------------ -------------- ----------------
Net intangible assets........         $1,608,750          $193,334           $59,000          $29,000        $1,890,084
                                   ----------------- ------------------ ------------------ -------------- ----------------

Directory services agreements between Sprint and the Company includes a directory services license agreement, a trademark license agreement and a non-competition agreement (collectively "Directory Services Agreements"). The directory services license agreement gives us the exclusive right to produce, publish and distribute directories for Sprint in the markets where Sprint provided local telephone service at the time of the agreement. The trademark license agreement gives us the exclusive right to use certain specified Sprint trademarks, including the Sprint diamond logo, in those markets and the non-competition agreement prohibits Sprint from producing, publishing and distributing print directories or selling local advertising in those markets, with certain limited exceptions. The fair value of these agreements was determined based on the present value of estimated future cash flows and is being amortized under the straight-line method over 50 years.

The fair value of local and national customer relationships was determined based on the present value of estimated future cash flows and historical attrition rates and is being amortized under an accelerated method that recognizes the value derived from customer relationships is greater in the earlier years and steadily declines over time. The weighted average useful life of these relationships is 18 years.

The fair value of acquired trade names was determined based on the "relief from royalty" method, which values the trade names based on the estimated amount that a company would have to pay in an arms length transaction to use these trade names. These assets are being amortized under the straight-line method over 15 years.

Goodwill represents the excess of the purchase price for SPA over the net tangible and intangible assets acquired. In accordance with SFAS 142 "Goodwill and Other Intangible Assets," goodwill is not amortized, but is subject to impairment testing. No impairment losses were recorded during the period. All goodwill is included in the Donnelley segment (see Note 9 for segment information).

5.   Partnership Income
Partnership income in 2003 includes our 50% share of the net income of DonTech (accounted for under the equity method) and revenue participation income from SBC. Partnership income in 2002 also included a priority distribution on our membership interest in CenDon, LLC. As a result of the SPA acquisition, we no longer report priority distribution income. Partnership income for the three and six months ended June 30, 2003 and 2002 consisted of the following:

                                                                   Three Months ended            Six months ended
                                                                        June 30,                     June 30,
                                                               ---------------------------- ---------------------------
                                                                   2003          2002           2003          2002
                                                               ------------- -------------- ------------- -------------
Revenue participation income..............................     $   28,553    $   29,882     $   49,001    $   49,300
50% share of DonTech net income...........................          6,788         6,745          9,973         9,232
Priority distribution income..............................             --         4,237             --         9,480
                                                               ------------- -------------- ------------- -------------
Partnership income........................................      $  35,341     $  40,864      $  58,974     $  68,012
                                                               ------------- -------------- ------------- -------------

Summarized combined financial information for DonTech is shown in the table below.

                                                                   Three months ended            Six months ended
                                                                        June 30,                     June 30,
                                                               ---------------------------- ---------------------------
                                                                   2003          2002           2003          2002
                                                               ------------- -------------- ------------- -------------
Net revenue...............................................      $  30,315     $  31,645      $  51,870     $  52,284
Operating income..........................................         13,750        13,468         20,138        18,597
Net income................................................         13,575        13,489         19,947        18,464

Total assets of DonTech were $120,955 at June 30, 2003 and $128,914 at December 31, 2002.

6.   Long-term Debt and Credit Facilities
Long-term debt at June 30, 2003 and December 31, 2002 consisted of the following:

                                                                         June 30, 2003       December 31, 2002
                                                                      -------------------- -----------------------
8 7/8% Senior Notes due 2010................................                $  325,000            $   325,000
10 7/8% Senior Subordinated Notes due 2012..................                   600,000                600,000
Senior Secured Credit Facilities............................                 1,260,068                900,000
9 1/8% Senior Subordinated Notes due 2008...................                    21,245                150,000
Pre-acquisition Senior Secured Term Facilities..............                        --                114,250
                                                                      -------------------- -----------------------
      Total...................................................               2,206,313              2,089,250
Less current portion........................................                    59,729                 13,780
                                                                      -------------------- -----------------------
      Long-term debt..........................................              $2,146,584             $2,075,470
                                                                      -------------------- -----------------------

In connection with the SPA acquisition, we entered into a $1,525,000 Credit Facility ("Credit Facility"), consisting of a $500,000 Term Loan A, a $900,000 Term Loan B and a $125,000 Revolving Credit Facility (the "Revolver") and issued $325,000 8 7/8% Senior Notes due 2010 ("Senior Notes") and $600,000 10 7/8%
Subordinated Notes due 2012 ("Subordinated Notes," and collectively with the Senior Notes, the "Notes"). By December 31, 2002, we had issued the Notes and borrowed $900,000 under the Term Loan B. The gross proceeds of $1,825,000 were held in escrow pending the SPA acquisition closing. On January 3, 2003, we borrowed $500,000 under the Term Loan A and the $1,825,000 of gross proceeds from the Notes and Term Loan B was released from escrow. These funds were used to acquire SPA, refinance existing debt and pay transactions costs. Amounts outstanding prior to the acquisition under our former senior secured term facilities of $114,250 were refinanced and in connection with a tender offer and exit consent solicitation, we repurchased $128,755 of the 9 1/8% Senior Subordinated Notes due 2008 ("Pre-acquisition Notes").

The Term Loan A and Term Loan B require quarterly principal payments and mature in December 2008 and June 2010, respectively. There was $24,100 outstanding under the Revolver at June 30, 2003.

7.   Redeemable Convertible Preferred Stock and Warrants
We have authorization to issue up to 10 million shares of preferred stock. At June 30, 2003, 200,604 shares of Preferred Stock were outstanding. On January 3, 2003, we issued 130,000 shares of Preferred Stock and warrants to purchase 1,072,500 shares of our common stock to investment partnerships affiliated with The Goldman Sachs Group, Inc. (collectively, the "GS Funds") for gross proceeds of $130,000. This investment by the GS Funds represented the remaining investment amount of their $200,000 commitment. On January 3, 2003, the 70,000 shares of Series B-1 Preferred Stock purchased by the GS Funds in November 2002 automatically converted into 70,604 shares of Preferred Stock. The Preferred Stock (and any accrued but unpaid dividends) is convertible by the GS Funds at any time into common stock at a price of $24.05 and earns a cumulative dividend of 8% compounded quarterly. Due to clarification of an ambiguity in the Preferred Stock documentation, we cannot pay Preferred Stock dividends in cash until October 2005; therefore, the dividend will accrete through September 2005. Beginning in October 2005, we can pay the Preferred Stock dividend in cash or allow it to accrete, at our option. We may redeem the Preferred Stock in cash at any time on or after January 3, 2006 if the market price (as defined) of our common stock exceeds 200% of the conversion price for 30 trading days. The Preferred Stock is redeemable in cash by us at any time on or after January 3, 2013. The Preferred Stock is redeemable in cash at the option of the GS Funds in the event of a change in control (as defined). At June 30, 2003, the redemption value of the Preferred Stock was $208,572 and at December 31, 2002, the redemption value of the Preferred Stock was $70,544.

The net proceeds received were allocated to the Preferred Stock and warrants based on their relative fair values. The fair value of the Preferred Stock was based on an independent valuation of the security. The fair value of the warrants issued January 3, 2003 was $10.43 based on the Black-Scholes model and the following assumptions:

Dividend yield.................................................            0%
Expected volatility............................................            35%
Risk-free interest rate........................................           2.9%
Expected holding period........................................          5 years

Because the fair market value of the underlying common stock on the date of issuance ($28.96) was greater than the conversion price, a beneficial conversion feature ("BCF") of $38,216 was recognized. In addition, due to the clarification of the Preferred Stock documentation mentioned above, a BCF of approximately $1,000 will be recognized each quarter through September 2005. The preferred dividend for the quarter and six months ended June 30, 2003 includes a deemed dividend for a BCF of $1,888 and $40,104, respectively. At June 30, 2003, the Preferred Stock was convertible into 8,672,429 shares of common stock.

8.   Restructuring Charge
As a result of the acquisition, we acquired a liability for severance for certain SPA positions that were eliminated immediately after the acquisition. The severance liability for those positions was $696 and through June 30, 2003, payments of $564 have been made. During the quarter, we announced plans to shutdown one of our publishing facilities in Tennessee (the "2003 Restructuring Actions"). Approximately 120 positions will be affected by the shutdown of this facility, which is expected to be completed by the end of the year. A charge of $3,121 was recorded in the period for severance and other related costs.

In July 2003, we also announced plans to relocate the corporate headquarters functions in Overland Park, Kansas and Purchase, New York to Raleigh, North Carolina. Approximately 145 positions will be affected by this consolidation, which we anticipate will be completed by the end of the first quarter 2004. Management is still in the process of estimating the costs related to this consolidation, but expects to record a charge in the third quarter related to severance, retention bonuses, employee relocations, lease termination and other related costs of approximately $4,000 to $6,000.

The 2001 restructuring actions related to the elimination of certain pre-press publishing positions as a result of the expiration of a third-party pre-press publishing contract. These restructuring actions are substantially completed and the remaining reserve relates to severance, which is being paid over time in accordance with our policies and applied against the reserve.

The table below shows the activity in our restructuring reserves during 2003.

                                                              2001               2003
                                                          Restructuring      Restructuring
                                                             Actions            Actions
                                                        ------------------ ------------------
Balance at January 1, 2003.......................            $ 1,675        $      --
Additions to reserve charged to goodwill.........                 --              696
Additions to reserve charged to earnings.........                 --            3,121
Payments.........................................               (508)            (564)
                                                        ------------------ ------------------
Balance at June 30, 2003.........................            $ 1,167          $ 3,253
                                                        ------------------ ------------------

9.   Business Segments
We have revised our historical segment reporting to reflect the change in the business that resulted from the SPA acquisition and to reflect the way management now reviews and analyzes the business. Our reportable operating segments are Donnelley and DonTech. Donnelley includes the revenue from our Sprint-branded yellow pages directories and pre-press publishing services and all operating and administrative expenses. The DonTech segment includes revenue participation income and our 50% interest in the net profits of DonTech. Although DonTech provides advertising sales of yellow pages and other directory products similar to Donnelley, the partnership is considered a separate operating segment since, among other things, it has its own Board of Directors and the employees of DonTech, including officers and managers, are not employees of the Company.

We evaluate the performance of our segments based primarily on operating income and earnings before interest, taxes, depreciation and amortization ("EBITDA"). We evaluate and report the performance of our segments based on EBITDA because we believe that EBITDA is a useful measure of our underlying operating performance and ability to satisfy our significant debt service requirements. Segment information for the quarter and six months ended June 30, 2002 has been adjusted to be comparable to the 2003 presentation. Segment information for the three and six-months ended June 30, 2003 and 2002 is as follows:


2003                                       Three Months Ended June 30                  Six Months Ended June 30
                                    ------------------------------------------ -----------------------------------------
                                    Donnelley        DonTech        Total      Donnelley       DonTech        Total
Net revenue......................     $ 38,634     $      --        $ 38,634    $ 51,053      $      --       $ 51,053
Operating income (loss)..........      (24,877)       35,341          10,464     (70,429)        58,974        (11,455)
EBITDA (1).......................       (7,711)       35,341          27,630     (36,435)        58,974         22,539
Total assets.....................    2,417,856       179,912       2,597,768



2002                                       Three Months Ended June 30                  Six Months Ended June 30
                                    -------------- -------------- ------------ -------------- ------------- ------------
                                    Donnelley        DonTech        Total      Donnelley       DonTech        Total
Net revenue......................   $  19,894      $      --       $  19,894   $  38,721      $      --      $  38,721
Operating income (loss)..........       3,766         36,627          40,393       9,517         58,532         68,049
EBITDA (1).......................       5,323         36,627          41,950      12,681         58,532         71,213
Total assets.....................      93,109        187,783         280,892

(1) EBITDA is not a measurement of operating performance computed in accordance with generally accepted accounting principles and should not be considered as a substitute for operating income or net income prepared in conformity with generally accepted accounting principles. In addition, EBITDA may not be comparable to similarly titled measures of other companies. The most comparable GAAP measure for EBITDA is net income. The reconciliation of net income to EBITDA is as follows:

                                                 Three Months Ended June 30,          Six Months Ended June 30,
                                               --------------------------------- ------------------------------------
                                                    2003             2002              2003              2002
                                               ---------------- ---------------- ----------------- ------------------
     Net (loss) income..................        $  (18,911)       $  21,169        $  (60,098)       $  34,351
     +  tax expense (benefit)...........           (13,155)          13,251           (41,762)          21,504
     +  interest expense, net...........            43,253            5,973            91,928           12,194
     +  depreciation and amortization......         16,443            1,557            32,471            3,164
                                               ---------------- ---------------- ----------------- ------------------
     EBITDA.............................         $  27,630        $  41,950         $  22,539        $  71,213
                                               ---------------- ---------------- ----------------- ------------------

We also evaluate the performance of Donnelley and DonTech based on advertising sales. Advertising sales are a critical measure of performance that we review and play an important role in our decision to allocate financial resources between our segments. For a discussion of advertising sales, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations."

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

In November 1996, the company then known as The Dun & Bradstreet Corporation ("D&B1") separated (the "1996 Distribution") through a spin-off into three separate public companies: D&B1, ACNielsen Corporation ("ACNielsen") and Cognizant Corporation ("Cognizant"). In June 1998, D&B1 separated (the "1998 Distribution") through a spin-off into two separate public companies: D&B1, which changed its name to R.H. Donnelley Corporation ("Donnelley"), and a new company named The Dun & Bradstreet Corporation ("D&B2"). Later in 1998, Cognizant separated (the "Cognizant Distribution") through a spin-off into two separate public companies: IMS Health Incorporated ("IMS") and Nielsen Media Research, Inc. ("NMR"). In September 2000, D&B2 separated (the "2000 Distribution") through a spin-off into two separate public companies: D&B2, which changed its name to Moody's Corporation ("Moody's"), and a new company named The Dun & Bradstreet Corporation ("D&B3," and together with D&B1 and D&B2, also referred to elsewhere in this Quarterly Report on Form 10-Q as "D&B"). As a result of the form of our separation from D&B, we are the corporate successor of, and technically the defendant and taxpayer referred to below as D&B.

Rockland Yellow Pages
In 1999, Sandy Goldberg, Dellwood Publishing, Inc. and Rockland Yellow Pages initiated a lawsuit against the Company and Bell Atlantic Corporation in the United States District Court for the Southern District of New York. The Rockland Yellow Pages is a proprietary directory that competes against a Bell Atlantic directory in the same region, for which we served as Bell Atlantic's advertising sales agent through June 30, 2000. The complaint alleged that the defendants disseminated false information concerning the Rockland Yellow Pages, which resulted in damages to the Rockland Yellow Pages. In May 2001, the District Court dismissed substantially all of plaintiffs' claims, and in August 2001, the remaining claims were either withdrawn by the plaintiffs or dismissed by the District Court. The plaintiffs then filed a complaint against the same defendants in New York State Supreme Court, in Rockland County, alleging virtually the same state law tort claim previously dismissed by the District Court and seeking unspecified damages. In October 2001, defendants filed a motion to dismiss this complaint. In May 2002, the Court granted defendants' motion to dismiss the complaint. Plaintiffs filed an appeal of this dismissal. In April 2003, the Appellate Division dismissed all but one count of the complaint, which count alleges immaterial compensatory damages with respect to only one advertiser. Accordingly, we presently do not believe that the final outcome of this matter will have a material adverse effect on our results of operations or financial condition.

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

Pursuant to a series of agreements relating to the 1996, 1998, Cognizant and 2000 Distributions, IMS and NMR are jointly and severally liable for, and must pay one-half, and D&B and Moody's are jointly and severally liable for, and must pay the other half, of any payments over $137,000 for taxes, accrued interest and other amounts resulting from unfavorable IRS rulings on the tax matters summarized below (other than the matter summarized below as "Amortization Expense Deductions - 1997 - 2002," for which D&B and Moody's, jointly and severally, are solely responsible). D&B, on our behalf, was contractually obligated to pay, and did pay, the first $137,000 of tax liability in connection with the matter summarized below as "Utilization of Capital Losses - 1989 - 1990." Under the agreements relating to the 1998 Distribution, D&B agreed to assume the defense and to indemnify us for any tax liability that may be assessed against us and any related costs and expenses that we may incur in connection with any of these tax matters. Also, as required by those agreements, Moody's has agreed to be jointly and severally liable with D&B for the indemnity obligation to us. Under the agreements relating to the 2000 Distribution, D&B and Moody's have, between each other, agreed to each be financially responsible for 50% of any potential liabilities that may arise to the extent such potential liabilities are not directly attributable to each party's respective business operations.

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

Utilization of Capital Losses - 1989 - 1990
In 2000, D&B filed an amended tax return with respect to the utilization of capital losses in 1989 and 1990 in response to a formal IRS assessment. The amended tax return reflected an additional $561,600 of tax and interest due. In 2000, D&B paid the IRS $349,300 while IMS (on behalf of itself and NMR) paid $212,300 to the IRS. We understand that this payment was made under dispute in order to stop additional interest from accruing, that D&B is contesting the IRS's formal assessment and would also contest the assessment of amounts, if any, in excess of the amounts paid, and that D&B has filed a petition for a refund in the United States District Court. This case is expected to go to trial in 2004.

Subsequent to making its payment to the IRS in 2000, IMS sought to obtain partial reimbursement from NMR under the terms of the agreements relating to the Cognizant Distribution. NMR paid IMS less than IMS sought. Accordingly, in 2001, IMS filed an arbitration proceeding against NMR claiming that NMR underpaid to IMS its proper allocation of the above tax payments as provided by the agreements relating to the Cognizant Distribution. Neither D&B nor we were party to the Cognizant Distribution. IMS nonetheless sought to include us in this arbitration, arguing that if NMR should prevail in its interpretation against IMS, then IMS could seek to enforce the same interpretation against us (as successor to D&B) under the agreements relating to the 1996 Distribution. The arbitration panel ruled that we were a proper party to this arbitration proceeding. In April 2003, the arbitration panel dismissed all claims against us and found for IMS. If, on appeal of that ruling, NMR should prevail against IMS and, in turn, IMS should prevail against us, then we believe that our additional liability would be approximately $15,000, net of tax benefits. As noted above, D&B and Moody's would be jointly and severally obligated to indemnify us against any such additional liability and related costs.

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

Royalty Expense Deductions - 1994 - 1996
During the second quarter of 2002, D&B (on our behalf) received a Notice of Proposed Adjustment from the IRS with respect to a transaction entered into in 1993. In this Notice, the IRS proposed to disallow certain royalty expense deductions claimed by D&B on its 1994, 1995 and 1996 tax returns. The IRS previously concluded an audit of this transaction for taxable years 1993 and 1994 and did not disallow any similarly claimed deductions. We understand that D&B disagrees with the position taken by the IRS in its Notice and has filed a responsive brief to this effect with the IRS. If the IRS were to issue a formal assessment consistent with the Notice, then a payment of the disputed amounts would be required, if D&B opted to challenge the assessment in U.S. District Court rather than in U.S. Tax Court. In the event of such challenge by D&B, the required payment by D&B to the IRS would be up to $42,000 ($48,000 offset by a $6,000 tax benefit). In verbal communications between D&B and the IRS during 2002, we understand that the IRS has expressed some willingness to withdraw its proposed disallowance of certain royalty expense deductions of $7,500 for 1994. However, we also understand that the IRS has expressed its intent to seek penalties of $7,500 for 1995 and 1996 based on its interpretation of applicable law. We have been advised that D&B would challenge the IRS's interpretation. Again, under the agreements relating to the 1998 and 2000 Distributions, D&B and Moody's have agreed to jointly and severally defend and indemnify us against any such liability and related costs.

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

Amortization Expense Deductions - 1997 - 2002
We understand that the IRS has sought certain documentation from D&B with respect to a transaction entered into in 1997 that produces amortization expense deductions for D&B. While we understand that D&B believes the deductions are appropriate, the IRS could ultimately challenge them and issue an assessment. If the IRS were to prevail or the assessment were to be challenged by us in U.S. District Court, we understand that D&B estimates that its cash payment to the IRS with respect to deductions claimed to date and including any potential assessment of penalties of $6,500, could be up to $46,400, or $43,000 net of associated tax benefits. This transaction is scheduled to expire in 2012 and, unless earlier terminated by D&B, the cash exposure, based on current interest rates and tax rates, would increase at a rate of approximately $2,300 per quarter (including potential penalties) as future amortization expenses are deducted. Again, under the agreements relating to the 1998 and 2000 Distributions, D&B and Moody's are required to jointly and severally indemnify us against any such liability and related costs.

Conclusion
As a result of our assessment of our exposure in these matters, especially in light of our indemnity arrangements with D&B and Moody's, and their financial resources, borrowing capacity and indemnity rights against IMS and NMR, no material amounts have been accrued for in our consolidated financial statements for any of these D&B-related litigation and tax matters.

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

11.  Guarantees
R.H. Donnelley Inc. is a direct wholly owned subsidiary of the Company and the issuer of the Notes and Pre-acquisition Notes. The Company and the direct and indirect wholly owned subsidiaries of R.H. Donnelley Inc. jointly and severally, fully and unconditionally, guarantee the Notes and Pre-acquisition Notes. At June 30, R.H. Donnelley Inc.'s direct wholly owned subsidiaries are R.H. Donnelley Publishing & Advertising, Inc., R.H. Donnelley APIL, Inc., R.H. Donnelley CD, Inc. and Get Digital Smart.com Inc. R.H. Donnelley Acquisitions, Inc. is a wholly owned subsidiary of R.H. Donnelley APIL, Inc. The following consolidating condensed financial statements should be read in conjunction with the consolidated financial statements of the Company.

                           R.H. Donnelley Corporation
                      Consolidating Condensed Balance Sheet
                                  June 30, 2003


                                      R.H.                      R.H.                                        Consolidated
                                   Donnelley    R.H. Donnelley  Donnelley     Other                         R.H.
                                     Corp.          Inc.        Publishing &  Guarantor                     Donnelley
                                   (Parent)       (Issuer)      Advertising   subsidiaries   Eliminations   Corporation
                                ------------- ---------------- ------------- ------------- --------------- --------------
Assets
Cash and cash equivalents..     $       --   $        --        $        --  $       --      $      --     $       --
Accounts receivable, net...             --            --            271,009          --             --        271,009
Other current assets.......                          4,142           41,723       1,586             --         47,451
Fixed assets, net..........             --          14,069            7,838          --             --         21,907
Investment in subsidiaries.        119,725       2,527,464               --   2,184,232     (4,651,509)       179,912
Intercompany advance.......             --              --               --   2,280,865     (2,280,865)            --
Intangible assets..........             --              --        1,890,084          --             --      1,890,084
Other assets...............             --          92,540                7          --             --         92,547
Goodwill...................             --              --           94,858          --             --         94,858
                                ------------- ---------------- ------------- ------------- --------------- --------------

Total assets...............       $119,725      $2,638,215       $2,305,519  $4,466,683    $(6,932,374)    $2,597,768
                                ------------- ---------------- ------------- ------------- --------------- --------------

Liabilities, Redeemable
   Convertible Preferred
   Stock and Shareholders'
   Deficit
Accounts payable and accrued
   liabilities.............     $       --    $     77,439     $    (39,112) $     53,306  $   (63,790)   $    27,843
Deferred directory revenue.             --              --          208,975           --            --        208,975
Current portion long-term debt          --          59,729               --           --            --         59,729
Long-term debt.............             --       2,146,584               --           --            --      2,146,584
Other long-term liabilities...          --          76,658               17           --       (41,763)        34,912
Intercompany loan..........             --              --        2,180,875           --    (2,180,875)            --

Redeemable convertible
   preferred stock.........        189,797              --               --           --            --        189,797

Shareholders' (deficit) equity     (70,072)        277,805          (45,236)   4,413,377    (4,645,946)       (70,072)
                                ------------- ---------------- ------------- ------------- --------------- --------------

Total liabilities, redeemable
   convertible preferred
   stock and shareholders'       $ 119,725      $2,638,215      $ 2,305,519   $4,466,683   $(6,932,374)    $2,597,768
   deficit.................
                                ------------- ---------------- ------------- ------------- --------------- --------------




                                           R.H. Donnelley Corporation
                                    Consolidating Condensed Statement of Operations

                                                             R.H.
                                    R.H.       R.H.          Donnelley    Other
For the Three Months Ended        Donnelley    Donnelley     Publishing   Guarantor                      Consolidated
June 30, 2003                       Corp.      Inc.          &            subsidiaries                   R.H.
                                  (Parent)     (Issuer)      Advertising  Corporation     Eliminations   Donnelley
                               ------------- -------------- ------------- -------------- ------------- ---------------
Net revenue..............      $       --      $   6,448      $  32,186     $      --    $        --       $ 38,634
Expenses.................              --         18,564         44,572           375             --         63,511
Partnership and equity
   (loss) income.........         (18,525)        21,690             --        60,224        (28,048)        35,341
                               ------------- -------------- ------------- -------------- ------------- ---------------
Operating (loss) income..         (18,525)         9,574        (12,386)       59,849        (28,048)        10,464
Interest (expense) income....          --        (46,818)       (46,474)       50,039             --        (43,253)
Other income.............              --            723             --            --             --            723
                               ------------- -------------- ------------- -------------- ------------- ---------------
Pre-tax (loss) income....         (18,525)       (36,521)       (58,860)      109,888        (28,048)       (32,066)
Income tax expense (benefit).         386        (17,996)       (23,893)       28,348             --        (13,155)
                               ------------- -------------- ------------- -------------- ------------- ---------------
Net (loss) income........         (18.911)       (18,525)       (34,967)       81,540        (28,048)       (18,911)
Preferred Stock dividend.           5,978             --             --            --             --          5,978
                               ------------- -------------- ------------- -------------- ------------- ---------------
Net (loss) income available
   to common shareholders....   $ (24,889)     $ (18,525)     $ (34,967)     $ 81,540      $ (28,048)      $(24,889)
                               ------------- -------------- ------------- -------------- ------------- ---------------


For the Three Months Ended
June 30, 2002

Net revenue..............       $      --      $  19,894     $      --       $     --     $       --       $19,894
Expenses.................              --         20,343            --             22             --        20,365
Partnership and equity income      21,169         28,783            --         35,221        (44,309)       40,864
                               ------------ --------------- ------------- -------------- -------------- --------------
Operating income.........          21,169         28,334            --         35,199        (44,309)       40,393
Interest (expense) income....          --         (7,755)           --          1,782             --        (5,973)
                               ------------ --------------- ------------- -------------- -------------- --------------
Pre-tax income...........          21,169         20,579            --         36,981        (44,309)       34,420
Income tax expense (benefit).          --           (590)           --         13,841             --        13,251
                               ------------ --------------- ------------- -------------- -------------- --------------
Net income...............        $ 21,169       $ 21,169      $     --       $ 23,140     $  (44,309)      $21,169
                               ------------ --------------- ------------- -------------- -------------- --------------

For the Six Months Ended
June 30, 2003

Net revenue..............      $         --     $  13,003    $    38,050    $       --     $       --    $   51,053
Expenses.................                --        35,380         85,691           411             --       121,482
Partnership and equity
   (loss) income.........           (60,447)       17,339             --       111,538         (9,456)       58,974
                               ------------- -------------- ------------- -------------- ------------- ---------------
Operating (loss) income..           (60,447)       (5,038)       (47,641)      111,127         (9,456)      (11,455)
Interest (expense) income....            --       (95,493        (94,909)       98,474             --       (91,928)
Other income.............                --         1,523             --            --             --         1,523
                               ------------- -------------- ------------- -------------- ------------- ---------------
Pre-tax (loss) income....           (60,447)      (99,008)      (142,550)      209,601         (9,456)     (101,860)
Income tax expense (benefit).          (349)      (38,561)       (56,165)       53,313             --       (41,762)
                               ------------- -------------- ------------- -------------- ------------- ---------------
Net (loss) income........           (60,098)      (60,447)       (86,385)      156,288         (9,456)      (60,098)
Preferred Stock dividend.            48,132            --             --            --             --        48,132
                               ------------- -------------- ------------- -------------- ------------- ---------------
Net (loss) income available
   to common shareholders         $(108,230)   $  (60,447)     $ (86,385)    $ 156,288       $ (9,456)  $  (108,230)
                               ------------- -------------- ------------- -------------- ------------- ---------------


For the Six Months Ended
June 30, 2002

Net revenue..............      $       --     $  38,721     $       --    $       --    $        --     $  38,721
Expenses.................              --        38,617             --            67             --        38,684
Partnership and equity income      34,351        47,540             --        60,991        (74,870)       68,012
                               ------------- -------------- ------------- -------------- ------------- ---------------
Operating income.........          34,351        47,644             --        60,924        (74,870)       68,049
Interest (expense) income....          --       (15,759)            --         3,565             --       (12,194)
                               ------------- -------------- ------------- -------------- ------------- ---------------
Pre-tax income...........          34,351        31,885             --        64,489        (74,870)       55,855
Income tax expense (benefit).          --        (2,466)            --        23,970             --        21,504
                               ------------- -------------- ------------- -------------- ------------- ---------------
Net income...............        $ 34,351      $ 34,351     $        --    $  40,519      $ (74,870)    $  34,351
                               ------------- -------------- ------------- -------------- ------------- ---------------


                           R.H. Donnelley Corporation
                 Consolidating Condensed Statement of Cash Flows



                                   R.H. Donnelley       R.H.       R.H. Donnelley          Other           Consolidated
For the Six Months Ended                Corp.         Donnelley      Publishing &         Guarantor       R.H. Donnelley
June 30, 2003                         (Parent)          Inc.          Advertising       subsidiaries       Corporation
                                                      (Issuer)
                                   ---------------- -------------- ------------------ ------------------ -----------------
Cash flow from operations....      $       --        $ (100,959)       $ 22,842          $ 209,639        $ 131,522
Cash flow from investing
activities...................          69,300          (407,926)        (32,180)                --         (370,806)
Cash flow from financing
activities...................         (69,300)          501,140           9,338           (209,681)         231,497
                                   ---------------- -------------- ------------------ ------------------ -----------------
Change in cash...............              --            (7,745)             --                (42)          (7,787)
Cash at beginning of period..              --             7,745              --                 42            7,787
                                   ---------------- -------------- ------------------ ------------------ -----------------
Cash at end of period........      $       --        $       --        $     --          $      --        $      --
                                   ---------------- -------------- ------------------ ------------------ -----------------

For the Six Months Ended
June 30, 2002

Cash flow from operations....      $        --       $  (17,153)   $         --         $   45,361        $  28,208
Cash flow from investing
activities...................               --           (1,300)             --                 --           (1,300)
Cash flow from financing
activities...................               --            6,144              --            (45,346)         (39,202)
                                   ---------------- -------------- ------------------ ------------------ -----------------
Change in cash...............               --          (12,309)             --                 15          (12,294)
Cash at beginning of period..               --           14,667              --                 54           14,721
                                   ---------------- -------------- ------------------ ------------------ -----------------
Cash at end of period........      $        --       $    2,358    $         --         $       69        $   2,427
                                   ---------------- -------------- ------------------ ------------------ -----------------

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Information
Certain statements contained in this Form 10-Q regarding R.H. Donnelley's future operating results, performance, business plans or prospects and any other statements not constituting historical fact are "forward-looking statements" subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. Where possible, words such as "believe," "expect," "anticipate," "should," "will," "would," "planned," "estimated," "potential," "goal," "outlook," "could," and similar expressions, are used to identify such forward-looking statements. All forward-looking statements reflect only our current beliefs and assumptions with respect to our future results, business plans, and prospects, and are based solely on information currently available to us. Accordingly, these statements are subject to significant risks and uncertainties and our actual results, business plans and prospects could differ significantly from those expressed in, or implied by, these statements. We caution readers not to place undue reliance on, and we undertake no obligation to update, other than imposed by law, any forward-looking statements. Unless otherwise indicated, the terms "Company," "we," "us" and "our" refer to R.H. Donnelley Corporation and its direct and indirect wholly owned subsidiaries. Such risks and uncertainties are described in detail in our Annual Report on Form 10-K for the year ended December 31, 2002.

The Company
On January 3, 2003, we acquired Sprint Corporation's ("Sprint") directory operations, Sprint Publishing and Advertising ("SPA") for $2,229.8 million in cash and are now the publisher of 260 revenue-generating Sprint Yellow Pages(R) directories in 18 states. Prior to the acquisition, we served as the exclusive sales agent and pre-press publishing vendor for SPA directories in certain markets. The acquisition transformed us from a sales agent and pre-press vendor into a leading publisher of yellow pages directories. The acquisition was accounted for as a purchase business combination and the purchase price was allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their respective fair values on the acquisition date. The results of the SPA business are included in our consolidated results from and after January 3, 2003, the acquisition closing date. SPA is now operated as R.H. Donnelley Publishing & Advertising, Inc. ("RHDPA"), an indirect, wholly owned subsidiary of the Company.

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

Donnelley
Donnelley includes the revenue from our Sprint-branded yellow pages directories and pre-press publishing services and all operating and administrative expenses. As the publisher of yellow pages directories, directory revenue is recognized under the deferral and amortization method based on the annual billing value of the advertisements sold in a directory ("publication sales"), subject to sales claims and allowances. Prior to the acquisition, we sold yellow pages advertising in certain Sprint directories on behalf of SPA and earned a commission based on the contract value of those sales, subject to an allowance for sales claims and bad debts. Revenue from pre-press publishing services is based on contractual terms.

DonTech
DonTech is a 50/50 perpetual partnership in which the Company and an operating unit of SBC are the partners. DonTech acts as the exclusive sales agent for yellow pages directories published by SBC in Illinois and northwest Indiana. DonTech sells advertising in SBC directories on behalf of SBC and receives a commission from SBC. Our income associated with DonTech is comprised of two components, our 50% interest in the net income of DonTech and revenue participation income received directly from SBC, which is based on a percentage of DonTech advertising sales. The DonTech segment includes revenue participation income and our 50% interest in the net profits of DonTech. We also provide certain pre-press publishing and billing services under separately negotiated contracts for the yellow pages directories of SBC for which DonTech sells advertising and sales related computer application services to DonTech. The fees received for these services are included in our Donnelley segment, as they relate more to our pre-press publishing services than DonTech sales activities.

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

Principles of Consolidation. The consolidated financial statements include the accounts of R.H. Donnelley Corporation and its direct and indirect wholly owned subsidiaries. All intercompany transactions and balances have been eliminated. The DonTech Partnership ("DonTech") is accounted for under the equity method as we do not have control, but do have the ability to exercise significant influence over DonTech's operating and financial policies. Accordingly, DonTech's revenue and expenses are not consolidated in our financial statements, but our share of its net profits is reported as partnership income in the consolidated statements of operations.

Revenue Recognition. We earn revenue from the sale of advertising into our yellow pages directories. Revenue from the sale of advertising is deferred when a directory is published and recognized ratably over the life of a directory, which is typically twelve months (the "deferral and amortization method"). Revenue is recorded net of an estimate for claims and allowances based on historical experience. We adjust our estimate based on actual results or when information or circumstances indicate that the current estimate may not adequately represent the amount of claims and allowances we may incur in the future. A 1% change in our claims and allowances rate would impact revenue by $5 to $6 million annually. We also earn revenue from pre-press publishing services provided to SBC for those directories in the DonTech markets. Revenue from pre-press publishing services is recognized as services are performed.

For the 2002 period, we earned sales commission revenue from the sale of advertising on behalf of SPA and fees for pre-press publishing services. As a sales agent for SPA, we recognized sales commission revenue, net of an allowance for sales claims and bad debts, at the time an advertising contract was executed with a customer.

Deferred Directory Costs. Deferred directory costs include costs directly attributable to the advertising sales process. These costs include sales commissions, printing, paper and initial distribution expenses. Deferred directory costs are initially deferred when incurred and recognized ratably over the life of a directory. These costs also include an allowance for sales claims and bad debt, which are initially deferred and recognized ratably over the life of a directory.

Receivables. Advertisers enter into a twelve-month contract for their advertising. Most advertisers are billed a pro rata amount of their contract value on a monthly basis. Billed receivables represent the amount that has been billed to advertisers. Unbilled receivables represent amounts for published directories that have yet to be billed to advertisers in accordance with the terms of their contract. We establish an estimate of our allowance for doubtful accounts for billed and unbilled receivables based upon historical experience. We adjust our estimate based on actual results or when information or circumstances indicate that our current estimate may not represent the amount of bad debts we may incur in the future. A 1% change in our bad debt rate would impact expenses by $5 to $6 million annually.

We provide pre-press publishing services to SBC for those directories sold by DonTech under a separately negotiated contract that expires in 2008. Receivables for services are billed and collected in accordance with the terms of the agreement, generally a monthly pro rata amount based on the annual estimated contract value. An additional amount is billed or reimbursed to SBC early in the following year based on a reconciliation of actual volumes compared to contractual volumes.

Concentration of Credit Risk. Approximately 85% of our advertising revenue is derived from the sale of advertising to local small- and medium-sized businesses. These advertisers enter into twelve-month advertising sales contracts and typically make monthly payments over the term of the contract. Some advertisers pre-pay the full amount or a portion of the contract value. Most new advertisers are subject to a credit review. If the advertisers qualify, we may extend credit to them for their advertising purchase. Small- and medium-sized businesses tend to have fewer financial resources and higher financial failure rates than large businesses. In addition, full collection of delinquent accounts can take an extended period of time and involve increased costs. While we do not believe that extending credit to our local advertisers will have a material adverse affect on our results of operations or financial condition, no assurances can be given. We do not require collateral from our advertisers, although we do charge interest to advertisers who do not pay within specified due dates.

The remaining 15% of our advertising revenue is derived from the sale of advertising to national or large regional chains, such as rental car companies, insurance companies, banks and automobile manufacturers. Substantially all of the revenue derived through national accounts is serviced through Certified Marketing Representatives ("CMRs"), with which we contract. CMRs are independent third parties that act as agents for national companies. The CMRs are responsible for billing the national customers for their advertisement. We receive payment for the value of advertising placed in our directory, net of the CMR's commission, directly from the CMR. While we are still exposed to credit risk, the amount of losses from these accounts are usually less than the local accounts as the advertisers, and in some cases, the CMRs, tend to be larger companies with greater financial resources than the local advertisers.

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

Intangible Assets and Goodwill. Intangible assets consist of directory services agreements between Sprint and the Company entered into as part of the SPA acquisition, established customer relationships and trade names. The fair value of these intangible assets is being amortized over their estimated useful lives. The estimated fair value and useful lives of these intangible assets were determined based on an independent valuation and deemed by management to be reasonable. Annual amortization expense for the next five years is approximately $50 million. An increase or decrease of one year in the estimated useful lives of each of these assets would change the annual amortization expense by approximately $2 million.

The directory services agreements consist of a directory services license agreement, a trademark license agreement and a non-competition agreement (collectively "Directory Services Agreements"). The fair value of these agreements was determined based on the present value of estimated future cash flows and is being amortized under the straight-line method over 50 years.

The fair value of customer relationships was determined based on the present value of estimated future cash flows and historical attrition rates and is being amortized under an accelerated method that recognizes the value derived from customer relationships is greater in the earlier years and steadily declines over time. The weighted average useful life of these relationships is 18 years.

The fair value of the acquired trade names was determined based on the "relief from royalty" method, which values the trade names based on the estimated amount that a company would have to pay in an arms length transaction to use these trade names. These assets are being amortized under the straight-line method over 15 years.

Goodwill represents the excess of the purchase price for SPA over the net tangible and intangible assets acquired. In accordance with SFAS 142 "Goodwill and Other Intangible Assets," goodwill is not amortized, but is subject to impairment testing. No impairment losses were recorded during the period.

Derivative Financial Instruments. Our derivative financial instruments are currently limited to interest rate swap agreements used to mitigate our exposure to changes in interest rates on variable rate debt. We have interest rate swap agreements with a total notional value of $255 million that effectively converts $255 million of variable rate debt to fixed rate debt. Under the terms of the swap agreements, we receive variable interest based on three-month LIBOR and pay a fixed rate of 2.85%. The swaps mature on March 31, 2007.

The interest rate swaps and the hedged item (3 month LIBOR-based interest payments on $255 million of bank debt) have been designed so that the critical terms (interest reset dates, duration and index) coincide. The interest rate swaps have been designated as cash flow hedges. In accordance with SFAS 133, to the extent the swaps are effective, changes in the fair value of the swaps are recorded in other comprehensive income or loss, a component of shareholders' equity. Any ineffectiveness is recorded through earnings. Through June 30, 2003, the swaps have provided a perfect hedge of the hedged item (e.g. the cash flows from the swaps exactly offset the interest payments made during the quarter on $255 million of bank debt) and no ineffectiveness has been charged to earnings.

Pension and Other Postretirement Benefits. Pension and other postretirement benefits represent estimated amounts to be paid to employees in the future. The accounting for benefit costs reflects the recognition of these future costs over the employee's approximate service period based on the terms of the plans and investment and funding decisions. The determination of the future obligation and the periodic pension and other postretirement benefit costs requires management to make assumptions regarding the discount rate, return on retirement plan assets, increase in future compensation and health care cost trends. Changes in these assumptions can have a significant impact on the projected benefit obligation, funding requirement and periodic benefit cost. Our discount rate, which discounts our future obligation to its present value, is based on rates of return on Aa corporate bonds. The expected rate of return on plan assets is based on the mix of assets held by the plan and their historical long-term rates of return. The anticipated trend of future health care costs is based on historical experience and external factors.

Effective January 1, 2003, we reduced our rate of return on plan assets from 9.75% to 8.25%. Based on the current investment environment, our outlook for future returns and the pension plan's asset allocation, we determined that a long-term rate of return of 8.25% was a more appropriate assumption.

Earnings per Share. Basic earnings per common share (EPS) are generally calculated by dividing net income available to common shareholders by the weighted average number of common shares outstanding. However, because the redeemable convertible cumulative preferred stock ("Preferred Stock") contains certain participation rights, EITF Topic D-95, "Effect of Participating Securities on the Computation of Basic Earnings Per Share," ("Topic D-95") requires that the dilutive effect of those securities be included in the weighted average number of shares outstanding. Furthermore, Topic D-95 requires that the dilutive effect to be included in basic EPS may be calculated using either the if-converted method or the two-class method. However, the dilutive effect of the Preferred Stock cannot be less than that which would result from the application of the two-class method. We have elected to use the if-converted method in calculating basic EPS.

Diluted EPS equals net income divided by the weighted average common shares outstanding plus common share equivalents. Common share equivalents include stock options and warrants, the dilutive effect of which is calculated using the treasury stock method, and Preferred Stock, the potential dilutive effect of which is calculated using the if-converted method.

                              RESULTS OF OPERATIONS
                Three and six months ended June 30, 2003 and 2002

Because of the SPA acquisition, related financing and associated accounting, results for 2003 prepared in accordance with generally accepted accounting principles ("GAAP") are not comparable to our 2002 GAAP results previously reported. Also, because purchase accounting rules prevent us from recognizing deferred revenue and expenses for those directories that published prior to the acquisition, including all January 2003 published directories, reported 2003 revenue and expenses are not representative of revenue and expenses that would be reported in subsequent years. These purchase accounting adjustments will continue to effect reported results into 2004. Accordingly, in addition to a discussion of the reported 2003 results compared to the reported 2002 results, we are also providing a comparison of 2003 adjusted results, which eliminates the effect of purchase accounting on deferred revenue and expenses, to 2002 pro forma results, which assumes the acquisition occurred on January 1, 2002. See "- Adjusted and Pro Forma Results" below for the reconciliation of 2003 and 2002 reported results to 2003 adjusted and 2002 pro forma results.

Net Revenue
Revenue is derived entirely from our Donnelley segment. We earn revenue primarily from the sale of advertising in our yellow-pages directories. Net revenue was $38.6 million and $51.0 million for the quarter and six months ended June 30, 2003, respectively, compared to $19.9 million and $38.8 million for the quarter and six months ended June 30, 2002, respectively. The increase in 2003 is primarily due to the acquisition. Revenue for the 2002 periods included commission revenue on advertising sales made on behalf of SPA and revenue from pre-press publishing services, whereas revenue in 2003 includes the amortization of publication sales for directories published subsequent to the acquisition under the deferral and amortization method and revenue from pre-press publishing services. Revenue from pre-press publishing services for the quarter and six months ended June 30, 2003 declined $1.3 million and $4.3 million, compared to the quarter and six months ended June 30, 2002, respectively, primarily due to the loss of revenue from SPA. As a result of the acquisition, services previously provided to SPA are now performed internally with revenue and expenses eliminated in consolidation.

Expenses
Expenses are derived entirely from our Donnelley segment. Total expenses were $63.5 million and $121.5 million for the quarter and six months ended June 30, 2003, respectively, and $20.4 million and $38.7 million for the quarter and six months ended June 30, 2002, respectively. Operating expenses were $34.8 million and $66.8 million for the quarter and six months ended June 30, 2003, respectively, and $14.1 million and $25.7 million for the quarter and six months ended June 30, 2002, respectively. The increase in operating expenses in the 2003 periods is primarily due to the acquisition and an increase in expenses in our new role as publisher compared to our prior role as a sales agent. Direct sales costs, which includes sales person compensation and lease expense for sales offices, were $7.8 million and $14.1 million higher than last year's quarter and six months ended June 30, 2002, respectively, due to an increase in the number of directories, the number of sales personnel and the number of sales offices. As a publisher, we also incur costs for the printing (including the cost of paper) and distribution of directories, as well as marketing and advertising costs, which we did not incur as a sales agent. Total expenses for these items for the quarter and six months ended June 30, 2003 were $5.3 million and $9.8 million, respectively. Publishing and information technology expenses were $5.4 million and $12.1 million higher for the quarter and six months ended June 30, 2003, respectively. Operating expenses also include $2.9 million and $3.9 million for the three and six months ended June 30, 2003, respectively, for the amortization of a purchase accounting adjustment to increase the deferred directory costs acquired to their fair value.

General and administrative expenses were $12.2 million and $22.2 million for the quarter and six months ended June 30, 2003, respectively, and $4.7 million and $9.8 million for the quarter and six months ended June 30, 2002, respectively. This increase is attributable to general and administrative expenses related to the acquired SPA business for the quarter and six months ended June 30, 2003 of $3.0 million and $6.3 million, respectively, a charge of $3.1 million for the quarter and six months ended June 30, 2003 related to the shutdown of one of our publishing facilities in Tennessee, higher insurance costs in the quarter and six months ended June 30, 2003 of $0.9 million and $1.9 million, respectively and compensation expense for employee stock options of $0.4 million and $1.0 million for the quarter and six months ended June 30, 2003, respectively. In October 2002, we granted stock options to certain key employees that were contingent upon the closing of the SPA acquisition. On the date of the SPA closing, the fair market value of our common stock was greater than the exercise price. Accordingly, we will recognize compensation expense of approximately
$5.1 million over the next four years.

Depreciation and amortization was $16.4 million and $32.5 million for the quarter and six months ended June 30, 2003, respectively, and $1.6 million and $3.2 million for the quarter and six months ended June 30, 2002, respectively. The increase is primarily due to the amortization of intangible assets, which was not incurred in 2002. Amortization of intangible assets was $12.5 million and $24.9 million for the quarter and six months ended June 30, 2003, respectively. Depreciation of fixed assets and amortization of computer software was $2.3 million higher for the quarter and $4.4 million higher for the six-month period due to the acquisition of SPA depreciable assets.

Partnership Income
Partnership income in 2003 and 2002 includes our 50% share of the net income of DonTech and revenue participation income from SBC. As a sales agent for SBC, DonTech earns commission revenue based on the annual value of sales contracts executed during the period ("calendar sales"). We also earn revenue participation income based on the level of calendar sales during the period. DonTech's net income and our revenue participation income are directly correlated to DonTech's calendar sales and a material decline in their calendar sales could have an adverse effect on our consolidated results. DonTech manages the sale of advertising ("sales campaign") on a directory-by-directory basis or project basis (a project consists of two or more directories in a geographic area). A typical sales campaign lasts two to five months and ends approximately two months prior to publication. Accordingly, changes in the beginning and ending dates of a sales campaign and the actual sales recorded at any point during the sales campaign can vary from one period to the next. These variations, or timing factors, can cause partnership income to be materially different from the prior year comparative period. Partnership income in 2002 also included priority distribution income on our membership interest in CenDon, LLC. As a result of the SPA acquisition, we no longer report priority distribution income.

Partnership income related to DonTech was $35.3 million in the second quarter of 2003 compared to $36.6 million in the second quarter of 2002, and $59.0 million for the six months ended June 30, 2003 compared to $58.5 million for the six months ended June 30, 2002. The decrease in the second quarter 2003 compared to the second quarter 2002 was due to lower calendar sales resulting from continued weak economic conditions in the Midwest, intense competition in the local media market and a shift of advertising sales previously serviced in the first quarter. Calendar sales for the six-month period ended June 30, 2003 were also lower than the comparable 2002 period as a result of weak economic conditions and competition; however, lower partnership expenses more than offset the impact on partnership income from lower calendar sales. See "- Advertising Sales" below for a reconciliation of DonTech calendar sales, a non-GAAP measure, to reported partnership income, the most comparable GAAP measure. Priority distribution income for the quarter and six months ended June 30, 2002 was $4.3 million and $9.5 million, respectively.

Operating Income / Loss
We had operating income of $10.5 million and operating loss of $11.5 million for the quarter and six months ended June 30, 2003, respectively, and operating income of $40.4 million and $68.1 million for the quarter and six months ended June 30, 2002, respectively. Operating income from DonTech was $35.3 million in the second quarter of 2003 compared to $36.6 million in the second quarter of 2002, and $59.0 million for the six months ended June 30, 2003 compared to $58.5 million for the six months ended June 30, 2002. See "- Partnership Income" above for a discussion of DonTech income.

Operating loss from Donnelley was $24.8 million and $70.5 million for the quarter and six months ended June 30, 2003, respectively, compared to operating income of $3.8 million and $9.5 million for the quarter and six months ended June 30, 2002, respectively. The significant decline in Donnelley operating income was mainly due to purchase accounting rules that prevent us from recognizing deferred revenue and expenses associated with those directories published prior to the acquisition and the increase in expenses incurred as a publisher.

Interest Expense
Net interest expense was $43.3 million and $91.9 million for the quarter and six months ended June 30, 2003, respectively, and $6.0 million and $12.2 million for the quarter and six months ended June 30, 2002, respectively. Interest expense in 2003 is not comparable to 2002 due to the substantial amount of debt issued in connection with the SPA acquisition (see "- Liquidity and Capital Resources").

Other Income
Other income of $0.7 million in the second quarter of 2003 and $1.5 million in the six month period ended June 30, 2003 represents a gain on hedging activities. At December 31, 2002, a $75 million notional value interest rate swap did not qualify for hedge accounting treatment due to the then-pending repayment of existing variable rate debt in connection with the SPA acquisition. In December 2002, a charge of $1.5 million was recorded to reclassify the cumulative change in the fair value of the swap that was previously recognized in accumulated other comprehensive loss on the balance sheet to earnings. The change in the fair value of the swap was recorded through earnings in 2003 and, since the swap was held through its maturity in June 2003, a gain of $1.5 million was recognized.

Net Income (Loss), Net Income (Loss) Available to Common Shareholders and Earnings Per Share

Net loss was $18.9 million and $60.1 million for the quarter and six months ended June 30, 2003, respectively, compared to net income of $21.2 million and $34.4 million for the quarter and six months ended June 30, 2002, respectively. The net loss in 2003 was due to purchase accounting rules that prevented us from recognizing deferred revenue and expenses associated with those directories published prior to the acquisition, higher expenses as a publisher and significantly higher interest expense. The Preferred Stock dividend was $6.0 million for the second quarter 2003 and $48.1 million for the six months ended June 30, 2003. These amounts include a "deemed dividend" of $1.9 million and $40.1 million for the quarter and six-months ended June 30, 2003 for a beneficial conversion feature. Net loss available to common shareholders, or net loss after the Preferred Stock dividend, was $24.9 million and $108.2 million for the quarter and six months ended June 30, 2003.

Basic and diluted earnings per share were a loss of $0.81 and $3.56 for the quarter and six months ended June 30, 2003, respectively. Because there was a net loss for the quarter and six months ended June 30, 2003, diluted earnings per share were anti-dilutive compared to basic earnings per share. Diluted earnings per share cannot be greater (or less of a loss) than basic earnings per share; therefore, basic and diluted earnings per share reported for the quarter and six months ended June 30, 2003 were the same. Basic and diluted earnings per share for the quarter ended June 30, 2002 were $0.71 and $0.70, respectively and basic and diluted earnings per share for the six months ended June 30, 2002 were $1.16 and $1.14, respectively.

Adjusted and Pro Forma Results
As a result of the SPA acquisition, our 2003 results are not comparable to our previously reported 2002 results. Additionally, due to purchase accounting rules that prevent us from recognizing deferred revenue and expenses associated with directories that published prior to the acquisition, our reported 2003 results are not indicative of our underlying operations and financial performance. Accordingly, management is presenting adjusted results for 2003 that eliminate the purchase accounting impacts on revenue and expenses and pro forma results for 2002 that assume the acquisition and related financing occurred January 1, 2002. Management believes that the presentation of these adjusted and pro forma results will help investors better and more easily compare 2003 underlying operating results against what the combined company performance would likely have been in the comparable 2002 periods. However, while management believes that the 2002 pro forma amounts reasonably represent results as if the two businesses had been combined as of January 1, 2002, because of differences in the application of accounting policies between SPA and RHD, management does not believe the pro forma 2002 amounts are strictly comparable to adjusted 2003 results on a quarterly basis.



amounts in millions                                               Three months ended June 30,
                                                    ----------------- ----------------- ---- ----------------
                                                        Reported        Adjustments             Adjusted
                                                    ----------------- ----------------- ---- ----------------
2003
Net revenue.................................               $  38.6           $  105.0   (1)        $ 143.6
Operating expenses..........................                  34.8               19.4   (2)           54.2
General and administrative expenses.........                  12.2               --                   12.2
Depreciation and amortization...............                  16.4               --                   16.4
Partnership income..........................                  35.3               --                   35.3
                                                    ----------------- ----------------- ---- ----------------
Operating income............................               $  10.5           $   85.6             $   96.1
                                                    ----------------- ----------------- ---- ----------------

                                                        Reported        Adjustments             Pro forma
                                                    ----------------- ----------------- ---- ----------------
2002
Net revenue.................................               $  19.9           $  122.6   (3)       $  142.5
Operating expenses..........................                  14.1               53.2   (4)           67.3
General and administrative expenses.........                   4.7                3.6   (5)            8.3
Depreciation and amortization...............                   1.6               14.6   (6)           16.2
Partnership income..........................                  40.9               (4.3)  (7)           36.6
                                                    ----------------- ----------------- ---- ----------------
Operating income............................               $  40.4           $   46.9             $   87.3
                                                    ----------------- ----------------- ---- ----------------

amounts in millions                                               Six months ended June 30,
                                                   ------------------ ---------------- ---- ----------------
                                                       Reported         Adjustments            Adjusted
                                                   ------------------ ---------------- ---- ----------------
2003
Net revenue.................................             $   51.0            $  236.1  (1)       $  287.1
Operating expenses..........................                 66.8                46.0  (2)          112.8
General and administrative expenses.........                 22.2                --                  22.2
Depreciation and amortization...............                 32.5                --                  32.5
Partnership income..........................                 59.0                --                  59.0
                                                   ------------------ ---------------- ---- ----------------
Operating (loss) income.....................             $  (11.5)           $  190.1            $  178.6
                                                   ------------------ ---------------- ---- ----------------

                                                       Reported         Adjustments            Pro forma
                                                   ------------------ ---------------- ---- ----------------
2002
Net revenue.................................              $  38.8            $  248.3  (3)       $  287.1
Operating expenses..........................                 25.7               105.4  (4)          131.1
General and administrative expenses.........                  9.8                 9.3  (5)           19.1
Depreciation and amortization...............                  3.2                29.2  (6)           32.4
Partnership income..........................                 68.0                (9.5) (7)           58.5
                                                   ------------------ ---------------- ---- ----------------
Operating income............................              $  68.1            $   94.9            $  163.0
                                                   ------------------ ---------------- ---- ----------------


(1) Represents the net revenue for directories that published prior to the acquisition that would have been recognized during the period had it not been for purchase accounting adjustments required under GAAP.
(2) Represents the operating expenses for directories that published prior to the acquisition that would have been recognized during the period, in accordance with RHD's accounting policies, had it not been for purchase accounting adjustments required under GAAP.
(3) Represents revenue recognized by SPA during the period less RHD commission revenue and pre-press publishing revenue from SPA included in the reported amounts. The RHD commission revenue and pre-press publishing revenue would have been eliminated as intercompany revenue had the acquisition occurred on January 1, 2002. Revenue recognized by SPA for the quarter and six months ended June 30, 2002 was $136.5 million and $273.7 million, respectively, and RHD commission revenue and pre-press publishing revenue from SPA for the quarter and six months ended June 30, 2002 was $13.9 million and $25.4 million, respectively.

(4) Represents operating expenses recognized by SPA during the period, net of commission and pre-press publishing expenses for services provided by RHD, plus expense related to the amortization of a required purchase accounting adjustment to increase deferred directory costs acquired to fair value. The SPA commission and pre-press publishing expenses for services provided by RHD would have been eliminated as intercompany expenses had the acquisition occurred on January 1, 2002. SPA expenses for the quarter and six months ended June 30, 2002, net of commission and pre-press publishing expenses for services provided by RHD were $50.2 million and $97.9 million, respectively, and the additional expense related to a required purchase accounting adjustment for the quarter and six months ended June 30, 2002 was $3.0 million and $7.5 million, respectively.
(5) Represents general and administrative expenses recognized by SPA during the period.
(6) Represents depreciation and amortization expense recognized by SPA for the quarter and six months ended June 30, 2002 of $2.2 million and $4.3 million, respectively plus amortization expense for intangible assets acquired in the acquisition assuming it occurred on January 1, 2002 of $12.4 million and $24.9 million for the quarter and six months ended June 30, 2002, respectively.
(7) Represents income from CenDon, LLC recognized by RHD and included in reported amounts, which would have been eliminated as intercompany income had the acquisition occurred on January 1, 2002.

Adjusted net revenue in the second quarter 2003 was $143.6 million, an increase of 0.8% from $142.5 million of pro forma revenue in the second quarter of 2002. The increase was primarily due to higher pre-press publishing revenue resulting from the reconciliation of prior year volumes to contractual volumes, which resulted in additional billings for services performed. Adjusted and pro forma net revenue for the six months ended June 30, 2003 and 2002 was $287.1 million.

Adjusted operating expenses in the second quarter 2003 were $54.2 million compared to pro forma operating expenses of $67.3 million for the same period last year. Adjusted operating expenses for the six months ended June 30, 2003 were $112.7 million compared to pro forma operating expenses of $131.1 million for the six months ended June 30, 2002. These decreases were attributable to lower bad debt expense for the quarter and six months ended June 30, 2003 of approximately $7 million and $9 million, respectively, and lower print and paper costs for the quarter and six months ended June 30, 2003 of approximately $3 million and $6 million, respectively. The remaining variance is primarily due to the timing of expense recognition caused by a difference between SPA and RHD accounting policies.

Adjusted general and administrative expenses in the second quarter 2003 were $12.2 million compared to pro forma general and administrative expenses of $8.4 million in the second quarter 2002. Adjusted general and administrative expenses for the six months ended June 30, 2003 were $22.3 million compared to pro forma general and administrative expenses of $19.1 million for the six months ended June 30, 2002. The increase in the 2003 periods was due to by a charge of $3.1 million related to the shutdown of one of our pre-press publishing facilities in Tennessee.

Advertising Sales
Management utilizes publication sales as its primary sales performance measure. Management believes that a comparison of publication sales for the same directories from one period to another gives a better indication of underlying sales trends, economic conditions and business confidence than a comparison of directory revenue due to the deferral and amortization method. Because directory revenue is recognized ratably over the life of a directory under the deferral and amortization method, the amount of revenue recognized during a period is not directly related to the sales trends, economic conditions and business confidence during that period. Publication sales are comparable to a "same-store" sales measure and are utilized and disclosed by many directory publishers, thus facilitating comparison of sales performance among publishers.

For the second quarter 2003, publication sales for the Donnelley segment were $132.9 million, up 0.3% from publication sales for the Donnelley segment of $132.5 million last year. The increase in publication sales resulted from continued improvement in advertiser renewal rates offset by weaker performance in several military markets due to troop deployment in connection with the Iraqi conflict. Publication sales are a non-GAAP measure and the most comparable GAAP measure related to the Donnelley segment is net revenue. A reconciliation of publication sales to net revenue is presented below.



                                                            For the Three Months             For the Six Months
                                                               Ended June 30,                  Ended June 30,
                                                       ------------------------------- -------------------------------
amounts in millions                                         2003            2002            2003            2002
                                                       --------------- --------------- ---------------- --------------
Publication sales in the period..................        $   132.9       $   132.5         $   278.0      $   275.6
Less publication sales for January 2003 directories
   not recognized as revenue due to purchase
   accounting....................................                                             (102.4)
Less publication sales not recognized as revenue in
   current period................................           (111.9)                           (149.3)
Less publication sales for SPA directories not sold
   by RHD........................................                           (104.7)                          (200.5)
Plus revenue recognized from prior period
   publication sales.............................             10.5                              10.5
                                                       --------------- --------------- ---------------- --------------
Publication sales reported by RHD in 2002........                             27.8                             75.1
Less the value of executed sales contracts reported
   as calendar sales in prior periods............                            (22.7)                           (45.9)
Plus the value of sales contracts executed during
   the period to be reported as publication sales in
   future periods................................                             47.9                             66.5
                                                                       ---------------                  --------------
Calendar sales reported by RHD in 2002...........                        $    53.0                        $    95.7
                                                                       ---------------                  --------------
Net directory advertising revenue................             31.5                              36.8
Net commission revenue on 2002 calendar sales....                        $    12.2                        $    22.0
Pre-press publishing revenue.....................              6.0             7.3              12.1           16.2
Other revenue....................................              1.1             0.4               2.1            0.6
                                                       --------------- --------------- ---------------- --------------
Net revenue......................................        $    38.6       $    19.9         $    51.0      $    38.8
                                                       --------------- --------------- ---------------- --------------


Management also utilizes publication sales to evaluate the sales performance of DonTech. Although partnership income from DonTech is not directly correlated to DonTech publication sales, management believes that this measure provides a better indication of underlying sales trends, economic conditions and business confidence in the DonTech markets than calendar sales or partnership income. Publication sales at DonTech represent the annual billing value of the SBC directories published during the period for which DonTech sells advertising. For the second quarter, publication sales were $90.8 million, which was consistent with $90.6 million of sales in the same period of 2002. For the six month period ended June 30, 2003, publication sales were $179.4 million compared to $184.7 million for the six-month period ended June 30, 2002. This decline of 2.9% reflects the weak economic conditions and business confidence in the Midwest, as well as the impact of local media competition in the Chicago market. Publication sales for DonTech are a non-GAAP measure and the most comparable GAAP measure is partnership income. A reconciliation of publication sales to calendar sales to partnership income is provided below.


                                                             Three months ended               Six months ended
                                                                  June 30,                        June 30,
                                                        ------------------------------ -------------------------------
amounts in million                                          2003            2002            2003            2002
                                                        -------------- --------------- --------------- ---------------
DonTech publication sales in the period..........           $  90.8        $  90.6         $ 179.4         $ 184.7
Less the value of executed sales contracts reported
   as calendar sales in prior periods............             (86.8)         (85.8)         (173.1)         (177.3)
Plus the value of sales contracts executed during the
   period to be reported as publication sales in
   future periods................................             116.1          120.4           199.1           199.6
                                                        -------------- --------------- --------------- ---------------
DonTech calendar sales in the period.............          $  120.1        $ 125.2         $ 205.4         $ 207.0
                                                        -------------- --------------- --------------- ---------------

Commission revenue from above calendar sales.....           $  30.3        $  31.6         $  51.9         $  52.2
Partnership net expenses.........................             (16.8)         (18.1)          (32.0)          (33.7)
                                                        -------------- --------------- --------------- ---------------
Partnership profit...............................           $  13.5        $  13.5         $  19.9         $  18.5
                                                        -------------- --------------- --------------- ---------------

Company's 50% share of partnership profits.......          $    6.8       $    6.8         $  10.0        $    9.3
Revenue participation income from SBC sales......              28.5           29.8            49.0            49.2
                                                        -------------- --------------- --------------- ---------------
Total income from DonTech........................              35.3           36.6            59.0            58.5
Priority distribution income from CenDon, LLC....                --            4.3             --              9.5
                                                        -------------- --------------- --------------- ---------------
Partnership income...............................           $  35.3        $  40.9         $  59.0         $  68.0
                                                        -------------- --------------- --------------- ---------------



                         LIQUIDITY AND CAPITAL RESOURCES

In connection with the SPA acquisition, we entered into a $1,525 million Credit Facility ("Credit Facility"), consisting of a $500 million Term Loan A, a $900 million Term Loan B and a $125 million Revolving Credit Facility (the "Revolver") and issued $325 million 8 7/8% Senior Notes due 2010 ("Senior Notes") and $600 million 10 7/8% Subordinated Notes due 2012 ("Subordinated Notes," and collectively with the Senior Notes, the "Notes"). These funds were used to acquire SPA, refinance existing debt and pay transactions costs. Amounts outstanding prior to the acquisition under our former senior secured term facilities of $114.2 million were refinanced and in connection with a tender offer and exit consent solicitation, we repurchased $128.8 million of the 9 1/8% Senior Subordinated Notes due 2008 ("Pre-acquisition Notes").

Our primary source of liquidity is cash flows from operations as well as available borrowing capacity under the Revolver. At June 30, 2003, we had $100.9 million of borrowing capacity under the Revolver. Our primary liquidity requirements are to fund operating expenses and service our debt. Our ability to meet these requirements will depend on our ability to generate cash flow in the future. Our primary sources of cash flow consist mainly of cash receipts from the sale of advertising in our yellow pages directories, revenue participation payments from SBC and cash distributions from DonTech. These sources are directly dependent on the value of yellow pages advertising sold and can be impacted by, among other factors, general economic conditions, competition from other yellow pages directory publishers and other alternative products, consumer confidence and the level of demand for yellow pages advertising. We believe that cash flow from operations, along with borrowing capacity under the Revolver, will be adequate to fund our operations and meet our debt service requirements for at least the next 12 to 24 months. However, we make no assurances that our business will generate sufficient cash flow from operations or that sufficient borrowing will be available under the Revolver to enable us to fund our operations and meet all debt service requirements.

Cash flow from operations was $131.5 million for the six months ended June 30, 2003 and $28.2 million for the same period in 2002. When we purchased SPA, we acquired the rights associated with the collection of over $250 million of accounts receivables under advertising contracts executed prior to the SPA acquisition, but we did not acquire the associated deferred revenue liability. As a result, the increase in deferred revenue resulted in a source of cash of $209.0 million. Deferred revenue represents the value of published directories that will be recognized as revenue over the remaining life of the directories. Because we did not acquire the pre-acquisition deferred revenue liability of SPA, we are not amortizing the revenue associated with those directories that were published prior to the acquisition (including all January 2003 directories). However, we continue to bill and collect from advertisers the amounts due for directories published prior to the acquisition in accordance with terms of the advertising contract. The increase in other current assets resulted in a use of cash of $24.6 million primarily due to payments made to sales persons and vendors for directories that will publish at a later date. These payments are deferred until the directory is published. Through June 30, 2003, we also made interest payments of $89.0 million for borrowings under our Credit Facility, the Notes and Pre-acquisition Notes.

Cash used in investing activities was $370.8 million through June 30, 2003 and $1.3 million through June 30, 2002. During the first quarter of 2003, we paid $2,259.6 million to acquire SPA and fund transaction costs, of which, $1,825.0 million raised prior to year-end 2002 was released from escrow. Also prior to year-end 2002, we issued $70 million of Preferred Stock to investment partnerships affiliated with The Goldman Sachs Group, Inc. (collectively, the "GS Funds") in November 2002. The net proceeds received of $69.3 million were reported as restricted cash at year-end 2002. The remaining funds were obtained from additional borrowings under the Credit Facility and the issuance of Preferred Stock at the closing (see cash flow from financing activities below).

Cash provided by financing activities was $231.5 million through June 30, 2003 compared to cash used in financing activities of $39.2 million through June 30, 2002. On January 3, 2003, we borrowed $500 million under the Credit Facility and received net proceeds after issuance costs of $461.3 million. We also issued $130 million of Preferred Stock and received net proceeds after issuance costs of $125.7 million. With the proceeds raised from the issuance of debt and Preferred Stock, we refinanced pre-acquisition debt of $243 million, which consisted of $114.2 million of variable rate bank debt and $128.8 million of the Pre-acquisition Notes. Through June 30, 2003, we also repaid $128.7 million of acquisition-related debt, net of $24.1 million of borrowings under the Revolver and received $16.2 million from stock option exercises. Cash used by financing activities through June 30, 2002 consisted of debt repayments of $42.5 million and $3.3 million received from stock option exercises.

Item 3.   Quantitative and Qualitative Disclosure About Market Risk

Risk Management
The Credit Facility bears interest at variable rates. Accordingly, our earnings and cash flow are affected by changes in interest rates. The terms of the Credit Facility required that we enter into hedge agreements to provide either a fixed interest rate or interest rate protection on at least 50% of our total outstanding debt. To satisfy the requirements under the Credit Facility and to mitigate our exposure to changes in interest rates, in March 2003, we entered into three interest rate swap agreements with a total notional value of $255 million. These interest rate swaps effectively convert $255 million of variable rate debt to fixed rate debt. After the effect of the swaps, total fixed rate debt comprises 54% of our total debt portfolio. Under the terms of these swap agreements, we receive variable interest based on three-month LIBOR and pay a fixed rate of 2.85%. The swaps mature on March 31, 2007.

The outstanding interest rate swaps expose us to credit risk in the event that the counterparties to the agreements do not or cannot meet their obligations. The notional amount is used to measure interest to be paid or received and does not represent the amount of exposure to credit loss. The loss would be limited to the amount that would have been received, if any, over the remaining life of the swap agreements. The counterparties to the swaps are major financial institutions and we expect the counterparties to be able to perform their obligations under the swaps. We use derivative financial instruments for hedging purposes only and not for trading or speculative purposes.

Market Risk Sensitive Instruments
The swaps and the hedged item (3 month LIBOR-based interest payments on $255 million of bank debt) have been designed so that the critical terms (interest reset dates, duration and index) coincide. The interest rate swap agreements have been designated as cash flow hedges. In accordance with SFAS 133, to the extent the swaps are effective, changes in the fair value of the swaps are recorded in other comprehensive income or loss, a component of shareholders' equity. Any ineffectiveness is recorded through earnings. The fair value of the swaps was determined based on quoted market prices. At June 30, 2003, the unrealized fair value of the swaps, which represents the difference between what the Company would pay to terminate the swaps, and the book value of the swaps, was a loss of $5.5 million (a loss of $3.2 million after tax). The unrealized after-tax fair value of the swaps was recognized in other comprehensive loss as the swaps provided a perfect hedge of the hedged item (e.g. the cash flows from the swaps exactly offset the interest payments made during the quarter on $255 million of bank debt).

Item 4.   Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures. Based on their evaluation, as of the end of the period covered by this Quarterly Report on Form 10-Q, of the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended), the principal executive officer and principal financial officer of the Company have each concluded that such disclosure controls and procedures are effective and sufficient to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission's rules and forms.

(b) Changes in internal controls over financial reporting. There have not been any significant changes in the Company's internal controls over financial reporting identified in connection with the evaluation described in (a) above that have materially affected, or is reasonable likely to materially affect the Company's internal controls over financial reporting.


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

In November 1996, the company then known as The Dun & Bradstreet Corporation ("D&B1") separated (the "1996 Distribution") through a spin-off into three separate public companies: D&B1, ACNielsen Corporation ("ACNielsen") and Cognizant Corporation ("Cognizant"). In June 1998, D&B1 separated (the "1998 Distribution") through a spin-off into two separate public companies: D&B1, which changed its name to R.H. Donnelley Corporation ("Donnelley"), and a new company named The Dun & Bradstreet Corporation ("D&B2"). Later in 1998, Cognizant separated (the "Cognizant Distribution") through a spin-off into two separate public companies: IMS Health Incorporated ("IMS") and Nielsen Media Research, Inc. ("NMR"). In September 2000, D&B2 separated (the "2000 Distribution") through a spin-off into two separate public companies: D&B2, which changed its name to Moody's Corporation ("Moody's"), and a new company named The Dun & Bradstreet Corporation ("D&B3," and together with D&B1 and D&B2, also referred to elsewhere in this Quarterly Report on Form 10-Q as "D&B"). As a result of the form of our separation from D&B, we are the corporate successor of, and technically the defendant and taxpayer referred to below as D&B.

Rockland Yellow Pages
In 1999, Sandy Goldberg, Dellwood Publishing, Inc. and Rockland Yellow Pages initiated a lawsuit against the Company and Bell Atlantic Corporation in the United States District Court for the Southern District of New York. The Rockland Yellow Pages is a proprietary directory that competes against a Bell Atlantic directory in the same region, for which we served as Bell Atlantic's advertising sales agent through June 30, 2000. The complaint alleged that the defendants disseminated false information concerning the Rockland Yellow Pages, which resulted in damages to the Rockland Yellow Pages. In May 2001, the District Court dismissed substantially all of plaintiffs' claims, and in August 2001, the remaining claims were either withdrawn by the plaintiffs or dismissed by the District Court. The plaintiffs then filed a complaint against the same defendants in New York State Supreme Court, in Rockland County, alleging virtually the same state law tort claim previously dismissed by the District Court and seeking unspecified damages. In October 2001, defendants filed a motion to dismiss this complaint. In May 2002, the Court granted defendants' motion to dismiss the complaint. Plaintiffs filed an appeal of this dismissal. In April 2003, the Appellate Division dismissed all but one count of the complaint, which count alleges immaterial compensatory damages with respect to only one advertiser. Accordingly, we presently do not believe that the final outcome of this matter will have a material adverse effect on our results of operations or financial condition.

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

Pursuant to a series of agreements relating to the 1996, 1998, Cognizant and 2000 Distributions, IMS and NMR are jointly and severally liable for, and must pay one-half, and D&B and Moody's are jointly and severally liable for, and must pay the other half, of any payments over $137 million for taxes, accrued interest and other amounts resulting from unfavorable IRS rulings on the tax matters summarized below (other than the matter summarized below as "Amortization Expense Deductions - 1997 - 2002," for which D&B and Moody's, jointly and severally, are solely responsible). D&B, on our behalf, was contractually obligated to pay, and did pay, the first $137 million of tax liability in connection with the matter summarized below as "Utilization of Capital Losses - 1989 - 1990." Under the agreements relating to the 1998 Distribution, D&B agreed to assume the defense and to indemnify us for any tax liability that may be assessed against us and any related costs and expenses that we may incur in connection with any of these tax matters. Also, as required by those agreements, Moody's has agreed to be jointly and severally liable with D&B for the indemnity obligation to us. Under the agreements relating to the 2000 Distribution, D&B and Moody's have, between each other, agreed to each be financially responsible for 50% of any potential liabilities that may arise to the extent such potential liabilities are not directly attributable to each party's respective business operations.

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

Utilization of Capital Losses - 1989 - 1990
In 2000, D&B filed an amended tax return with respect to the utilization of capital losses in 1989 and 1990 in response to a formal IRS assessment. The amended tax return reflected an additional $561.6 million of tax and interest due. In 2000, D&B paid the IRS $349.3 million while IMS (on behalf of itself and NMR) paid $212.3 million to the IRS. We understand that this payment was made under dispute in order to stop additional interest from accruing, that D&B is contesting the IRS's formal assessment and would also contest the assessment of amounts, if any, in excess of the amounts paid, and that D&B has filed a petition for a refund in the United States District Court. This case is expected to go to trial in 2004.

Subsequent to making its payment to the IRS in 2000, IMS sought to obtain partial reimbursement from NMR under the terms of the agreements relating to the Cognizant Distribution. NMR paid IMS less than IMS sought. Accordingly, in 2001, IMS filed an arbitration proceeding against NMR claiming that NMR underpaid to IMS its proper allocation of the above tax payments as provided by the agreements relating to the Cognizant Distribution. Neither D&B nor we were party to the Cognizant Distribution. IMS nonetheless sought to include us in this arbitration, arguing that if NMR should prevail in its interpretation against IMS, then IMS could seek to enforce the same interpretation against us (as successor to D&B) under the agreements relating to the 1996 Distribution. The arbitration panel ruled that we were a proper party to this arbitration proceeding. In April 2003, the arbitration panel dismissed all claims against us and found for IMS. If, on appeal of that ruling, NMR should prevail against IMS and, in turn, IMS should prevail against us, then we believe that our additional liability would be approximately $15 million, net of tax benefits. As noted above, D&B and Moody's would be jointly and severally obligated to indemnify us against any such additional liability and related costs.

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

Royalty Expense Deductions - 1994 - 1996
During the second quarter of 2002, D&B (on our behalf) received a Notice of Proposed Adjustment from the IRS with respect to a transaction entered into in 1993. In this Notice, the IRS proposed to disallow certain royalty expense deductions claimed by D&B on its 1994, 1995 and 1996 tax returns. The IRS previously concluded an audit of this transaction for taxable years 1993 and 1994 and did not disallow any similarly claimed deductions. We understand that D&B disagrees with the position taken by the IRS in its Notice and has filed a responsive brief to this effect with the IRS. If the IRS were to issue a formal assessment consistent with the Notice, then a payment of the disputed amounts would be required, if D&B opted to challenge the assessment in U.S. District Court rather than in U.S. Tax Court. In the event of such challenge by D&B, the required payment by D&B to the IRS would be up to $42 million ($48 million offset by a $6 million tax benefit). In verbal communications between D&B and the IRS during 2002, we understand that the IRS has expressed some willingness to withdraw its proposed disallowance of certain royalty expense deductions of $7.5 million for 1994. However, we also understand that the IRS has expressed its intent to seek penalties of $7.5 million for 1995 and 1996 based on its interpretation of applicable law. We have been advised that D&B would challenge the IRS's interpretation. Again, under the agreements relating to the 1998 and 2000 Distributions, D&B and Moody's have agreed to jointly and severally defend and indemnify us against any such liability and related costs.

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

Amortization Expense Deductions - 1997 - 2002
We understand that the IRS has sought certain documentation from D&B with respect to a transaction entered into in 1997 that produces amortization expense deductions for D&B. While we understand that D&B believes the deductions are appropriate, the IRS could ultimately challenge them and issue an assessment. If the IRS were to prevail or the assessment were to be challenged by us in U.S. District Court, we understand that D&B estimates that its cash payment to the IRS with respect to deductions claimed to date and including any potential assessment of penalties of $6.5 million, could be up to $46.4 million, or $43 million net of associated tax benefits. This transaction is scheduled to expire in 2012 and, unless earlier terminated by D&B, the cash exposure, based on current interest rates and tax rates, would increase at a rate of approximately $2.3 million per quarter (including potential penalties) as future amortization expenses are deducted. Again, under the agreements relating to the 1998 and 2000 Distributions, D&B and Moody's are required to jointly and severally indemnify us against any such liability and related costs.

Conclusion
As a result of our assessment of our exposure in these matters, especially in light of our indemnity arrangements with D&B and Moody's, and their financial resources, borrowing capacity and indemnity rights against IMS and NMR, no material amounts have been accrued for in our consolidated financial statements for any of these D&B-related litigation and tax matters.

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

At the Meeting, the Company's stockholders also ratified the appointment of PricewaterhouseCoopers LLP ("PwC") to serve as the Company's independent accountants for 2003 as follows:

                                                             Votes For        Votes Against      Abstentions
                                                             ---------        -------------      -----------
Ratification of the appointment of PwC                       30,133,922       5,831,302           28,132

Lastly, at the Meeting, the Company's stockholders also approved a stockholder proposal relating to the Company's stockholder rights plan, as follows:

                                                             Votes For        Votes Against      Abstentions
                                                             ---------        -------------      -----------
Stockholder Proposal re: Rights Plan                         16,350,870       13,303,609         6,338, 877

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

(a) Exhibits:

    Exhibit
    No.     Document
    ------  --------

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

    Exhibit
    No.     Document
    ------  --------

     4.5 Second Supplemental Indenture, dated as of December 20, 2002, among R.H. Donnelley Inc., as Issuer, and R.H. Donnelley Corporation, R.H. Donnelley Acquisitions, Inc., R.H. Donnelley Acquisitions II, Inc., R.H. Donnelley APIL, Inc., R.H. Donnelley CD, Inc. and Get Digital Smart.com, Inc., as Guarantors, and the Bank of New York, as Trustee, with respect to the 9 1/8% Senior Subordinated Notes due 2008 (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 20, 2002, Commission File No. 001-07155)

     4.6 Third Supplemental Indenture, dated as of December 20, 2002 (operative as of January 3, 2003), among R.H. Donnelley Inc., as Issuer, and R.H. Donnelley Corporation, R.H. Donnelley Acquisitions, Inc., R.H. Donnelley Acquisitions II, Inc., R.H. Donnelley APIL, Inc., R.H. Donnelley CD, Inc. and Get Digital Smart.com, Inc., as Guarantors, and the Bank of New York, as Trustee, with respect to the 9 1/8% Senior Subordinated Notes due 2008 (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 6, 2003, Commission File No. 001-07155)

     4.7 Indenture dated as of December 3, 2002 between R.H. Donnelley Inc. (as successor to R.H. Donnelley Finance Corporation I), as Issuer, and the Bank of New York, as Trustee, with respect to the 8 7/8% Senior Notes due 2010 (incorporated by reference to Exhibit 4.13 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 20, 2003, Commission File No. 001-07155)

     4.8 Supplemental Indenture dated as of January 3, 2003 among R.H. Donnelley Inc., as Issuer, the Company and the other guarantors signatory thereto, as Guarantors, and the Bank of New York, as Trustee, with respect to the 8 7/8% Senior Notes due 2010 (incorporated by reference to Exhibit 4.14 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 20, 2003)

     4.9  Form of 8 7/8% Senior Notes due 2010 (included in Exhibit 4.7)

     4.10 Guarantees relating to the 8 7/8% Senior Notes due 2010 (incorporated by reference to Exhibit 4.16 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 20, 2003, Commission File No. 001-07155)

     4.11 Indenture dated as of December 3, 2002 between R.H. Donnelley Inc. (as successor to R.H. Donnelley Finance Corporation I), as Issuer, and the Bank of New York, as Trustee, with respect to the 10 7/8% Senior Subordinated Notes due 2012 (incorporated by reference to Exhibit 4.17 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 20, 2003, Commission File No. 001-07155)

     4.12 Supplemental Indenture dated as of January 3, 2003 among R.H. Donnelley Inc., as Issuer, the Company and the other guarantors signatory thereto, as Guarantors, and the Bank of New York, as Trustee, with respect to the 10 7/8% Senior Subordinated Notes due 2012 (incorporated by reference to Exhibit 4.18 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 20, 2003, Commission File No. 001-07155)

     4.13 Form of 10 7/8% Senior Subordinated Notes due 2012 (included in
          Exhibit 4.11)

     4.14 Guarantees relating to the 10 7/8% Senior Subordinated Notes due 2012 (incorporated by reference to Exhibit 4.20 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 20, 2003, Commission File No. 001-07155)

    Exhibit
    No.     Document
    ------  --------

     4.15 Registration Rights Agreement, dated as of December 3, 2002, by and among R.H. Donnelley Inc. and Salomon Smith Barney, Bear, Stearns & Co., Inc. and Deutsche Bank Securities Inc., as representatives of the initial purchasers (incorporated by reference to Exhibit 4.15 to the Registration Statement on Form S-3 filed with the SEC on July 31, 2003, Registration No. 333-104964)

     4.16 Rights Agreement, dated as of October 27, 1998 between R.H. Donnelley Corporation and First Chicago Trust Company (incorporated by reference to Exhibit 4 to the Registration Statement on Form 8-A, filed with the Securities and Exchange Commission on November 5, 1998, Registration No. 001-07155)

     4.17 Amendment No. 1 to Rights Agreement dated as of February 26, 2001 by and among R.H. Donnelley Corporation, First Chicago Trust Company of New York (as initial Rights Agent) and The Bank of New York (as successor Rights Agent) (incorporated by reference to Exhibit 4.5 to the Annual Report on Form 10-K for the year ended December 31, 2000, Commission File No. 001-07155)

     4.18 Amendment No. 2 to Rights Agreement, dated as of September 21, 2002, between the Company and The Bank of New York, as successor Rights Agent (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 1, 2002, Commission File No. 001-07155)

     4.19 Form of Warrant Agreement, dated as of November 25, 2002, between the Company and investment partnerships affiliated with The Goldman Sachs Group, Inc. (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 17, 2003, Commission File No. 001-07155)

     10.1 Form of Distribution Agreement between the Company (f/k/a The Dun & Bradstreet Corporation) and The New Dun & Bradstreet Corporation (incorporated by reference to Exhibit 99.2 to the Form 8-K of the Company (f/k/a The Dun & Bradstreet Corporation), filed on June 30, 1998, Commission File No. 001-07155)

     10.2 Form of Tax Allocation Agreement between the Company (f/k/a The Dun & Bradstreet Corporation) and The New Dun & Bradstreet Corporation (incorporated by reference to Exhibit 99.3 to the Form 8-K of the Company (f/k/a The Dun & Bradstreet Corporation), filed on June 30, 1998, Commission File No. 001-07155)

     10.3 Form of Employee Benefits Agreement between the Company (f/k/a The Dun & Bradstreet Corporation) and The New Dun & Bradstreet Corporation (incorporated by reference to Exhibit 99.4 to the Form 8-K of the Company (f/k/a The Dun & Bradstreet Corporation), filed on June 30, 1998, Commission File No. 001-07155)

     10.4 Form of Intellectual Property Agreement between the Company (f/k/a The Dun & Bradstreet Corporation) and The New Dun & Bradstreet Corporation (incorporated by reference to Exhibit 99.5 to the Form 8-K of the Company (f/k/a The Dun & Bradstreet Corporation), filed on June 30, 1998, Commission File No. 001-07155)

     10.5 Form of Amended and Restated Transition Services Agreement between the Company (f/k/a The Dun & Bradstreet Corporation), The New Dun & Bradstreet Corporation, Cognizant Corporation, IMS Health Incorporated, ACNielsen Corporation and Gartner Group, Inc. (incorporated by reference to Exhibit 99.9 to the Form 8-K of the Company (f/k/a The Dun & Bradstreet Corporation), filed on June 30, 1998, Commission File No. 001-07155)

    Exhibit
    No.     Document
    ------  --------

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

    Exhibit
    No.     Document
    ------  --------

    10.14 Limited Liability Company Agreement of CenDon, L.L.C. dated April 27, 2000 between R.H. Donnelley Inc. and Centel Directory Company (certain portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to an Application for an Order Granting Confidential Treatment) (incorporated by reference to Exhibit 10.14 to the Company's Quarterly Report on Form 10-Q for the three months ended June 30, 2002, Commission File No. 001-07155)

    10.15 Sales Agency Agreement dated April 27, 2000 among R.H. Donnelley Inc., Centel Directory Company and CenDon, L.L.C. (incorporated by reference to Exhibit 10.15 to the Company's Quarterly Report on Form 10-Q for the three months ended June 30, 2002, Commission File No. 001-07155)

    10.16 Agreement for Publishing Services dated April 27, 2000 between R.H. Donnelley and CenDon, L.L.C. (certain portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to an Application for an Order Granting Confidential Treatment) (incorporated by reference to Exhibit 10.16 to the Company's Quarterly Report on Form 10-Q for the three months ended June 30, 2002, Commission File No. 001-07155)

   10.17^ Key Employees' Performance Unit Plan, as amended and restated
          (incorporated by reference to Exhibit 10.15 to Amendment No. 3 to the Registration Statement on Form S-4, filed with the Securities and Exchange Commission on September 28, 1998, Registration No. 333-59287)

   10.18^ 1991 Key Employees' Stock Option Plan, as amended and restated through April 25, 2000 (incorporated by reference to Exhibit 10.17 to the Company's Quarterly Report on Form 10-Q for the three months ended March 31, 2000, Commission File No. 001-07155)

   10.19^ Amended and Restated 1998 Directors' Stock Plan (incorporated by reference to Exhibit 10.18 to the Company's Annual Report on Form 10-K for the year ended December 31, 1999, Commission File No. 001-07155)

   10.20^ Pension Benefit Equalization Plan (incorporated by reference to
          Exhibit 10.16 to the Company's Annual Report on Form 10-K for the year ended December 31, 2001, Commission File No. 001-07155)

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

    Exhibit
    No.     Document
    ------  --------

   10.25^ Form of Performance Unit Program Award (incorporated by reference to
          Exhibit 99.04 to Registration Statement on Form S-8, filed with the Securities and Exchange Commission on July, 25, 2001, Registration No. 333-65822)

   10.26^ Deferred Compensation Plan (incorporated by reference to Exhibit
          4.01 to the Company's Registration Statement on Form S-8, filed with the Securities and Exchange Commission on November 24, 1999, Registration No. 333-91613)

   10.27^ Amended and Restated Employment Agreement dated as of December 27,
          2001 between the Company and Frank R. Noonan (incorporated by reference to Exhibit 10.23 to the Company's Annual Report on Form 10-K for the year ended December 31, 2001, Commission File No. 001-07155)

   10.28^ Amended and Restated Employment Agreement dated as of December 27,
          2001 between the Company and Philip C. Danford (incorporated by reference to Exhibit 10.24 to the Company's Annual Report on Form 10-K for the year ended December 31, 2001, Commission File No. 001-07155)

   10.29^ Employment Agreement effective as of May 1, 2002 between the Company and David C. Swanson (incorporated by reference to Exhibit 10.29 to the Company's Quarterly Report on Form 10-Q for the three months ended June 30, 2002, Commission File No. 001-07155)

   10.30^ Employment Agreement effective September 21, 2002 between the
          Company and Peter J. McDonald (incorporated by reference to Exhibit
          10.30 to the Company's Quarterly Report on Form 10-Q for the three months ended September 30, 2002, Commission File No. 001-07155)

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

    Exhibit
    No.     Document
    ------  --------

   10.37^ Employment Agreement dated as of January 1, 2001 between the Company and Robert J. Bush (incorporated by reference to Exhibit 10.37 to the Annual Report on Form 10-K for the year ended December 31, 2000, Commission File No. 001-07155)

   10.38^ Amendment No. 1 to Employment Agreement dated as of February 27,
          2001 between the Company and Robert J. Bush (incorporated by reference to Exhibit 10.38 to the Annual Report on Form 10-K for the year ended December 31, 2000, Commission File No. 001-07155)

   10.39^ Separation Agreement and Release dated as of July 25, 2003 between the Company and Frank M. Colarusso

    10.40 Stock Purchase Agreement, dated as of September 21, 2002, by and among R.H. Donnelley Corporation, Sprint Corporation and Centel Directories LLC (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K dated October 1, 2002, Commission File No. 001-07155)

    10.41 Preferred Stock and Warrant Purchase Agreement, dated as of September 21, 2002, among R.H. Donnelley Corporation and investment partnerships affiliated with The Goldman Sachs Group, Inc. (incorporated by reference to Exhibit 2.2 to the Current Report on Form 8-K dated October 1, 2002, Commission File No. 001-07155)

    10.42 Letter Agreement, dated as of November 25, 2002, among the Company, R.H. Donnelley Inc. and investment partnerships affiliated with The Goldman Sachs Group, Inc. (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 3, 2002, Commission File No. 001-0715)

    10.43 Registration Rights Agreement, dated as of November 25, 2002, among the Company and investment partnerships affiliated with The Goldman Sachs Group, Inc. (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 3, 2002, Commission File No. 001-07155)

    10.44 Letter Agreement dated as of January 3, 2003 among the Company, R.H. Donnelley Inc. and investment partnerships affiliated with The Goldman Sachs Group, Inc. (incorporated by reference to Exhibit 10.8 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 17, 2003, Commission File No. 001-07155)

    10.45* Letter Agreement, dated as of July 22, 2003, among the Company and investment partnerships affiliated with The Goldman Sachs Group, Inc.

    10.46 Directory Services License Agreement, dated as of January 3, 2003, by and among R.H. Donnelley Publishing & Advertising, Inc. (f/k/a Sprint Publishing & Advertising, Inc.), CenDon L.L.C., R.H. Donnelley Directory Company (f/k/a Centel Directory Company), Sprint Corporation, Sprint Directory Trademark Company, LLC and the Sprint Local Telecommunications Division (incorporated by reference to
          Exhibit 10.1 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 17, 2003, Commission File No. 001-07155)

    Exhibit
    No.     Document
    ------  --------

    10.47 Trademark License Agreement, dated as of January 3, 2003, by and among Sprint Directory Trademark Company, LLC, R.H. Donnelley Publishing & Advertising, Inc. (f/k/a Sprint Publishing & Advertising, Inc.), CenDon L.L.C. and R.H. Donnelley Directory Company (f/k/a Centel Directory Company) (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 17, 2003, Commission File No. 001-07155)

    10.48 Publisher Trademark License Agreement, dated as of January 3, 2003, by and among R.H. Donnelley Publishing & Advertising, Inc. (f/k/a Sprint Publishing & Advertising, Inc.), R.H. Donnelley Directory Company (f/k/a Centel Directory Company) and Sprint Corporation (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 17, 2003, Commission File No. 001-07155)

    10.49 Non-Competition Agreement, dated as of January 3, 2003, by and among the Company, R.H. Donnelley Publishing & Advertising, Inc. (f/k/a Sprint Publishing & Advertising, Inc.), CenDon L.L.C., R.H. Donnelley Directory Company (f/k/a Centel Directory Company), Sprint Corporation and the Sprint Local Telecommunications Division (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 17, 2003, Commission File No. 001-07155)

    10.50 Subscriber Listings Agreement, dated as of January 3, 2003, by and among R.H. Donnelley Publishing & Advertising, Inc. (f/k/a Sprint Publishing & Advertising, Inc.), CenDon L.L.C., R.H. Donnelley Directory Company (f/k/a Centel Directory Company), Sprint Corporation and the Sprint Local Telecommunications Division (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 17, 2003, Commission File No. 001-07155)

    10.51 Credit Agreement, dated as of December 6, 2002, among the Company, R.H. Donnelley Inc., R.H. Donnelley Finance Corporation II (subsequently merged with and into R.H. Donnelley Inc.), the several lenders from time to time party thereto, Bear Stearns Corporate Lending Inc. and Citicorp North America, Inc., as joint syndication agents, BNP Paribas and Fleet National Bank, as joint documentation agents, Deutsche Bank Trust Company Americas, as administrative agent, and Deutsche Bank Securities Inc., Salomon Smith Barney Inc. and Bear, Stearns & Co. Inc., as joint lead arrangers and joint bookrunners (incorporated by reference to Exhibit 10.10 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 17, 2003, Commission File No. 001-07155)

     21 Subsidiaries of the Company (incorporated by reference to Exhibit 21 to the Annual Report on Form 10-K for the year ended December 31, 2000, Commission File No. 001-07155)

    31.1* Certification of Quarterly Report on Form 10-Q for the period ended
          June 30, 2003 under Section 302 of Sarbanes-Oxley Act by David C. Swanson, Chief Executive Officer for R.H. Donnelley Corporation

    31.2* Certification of Quarterly Report on Form 10-Q for the period ended
          June 30, 2003 under Section 302 of Sarbanes-Oxley Act by Steven M. Blondy, Senior Vice President and Chief Financial Officer for R.H. Donnelley Corporation

    Exhibit
    No.     Document
    ------  --------

    31.3* Certification of Quarterly Report on Form 10-Q for the period ended
          June 30, 2003 under Section 302 of Sarbanes-Oxley Act David C. Swanson, Chief Executive Officer for R.H. Donnelley Inc.

    31.4* Certification of Quarterly Report on Form 10-Q for the period ended
          June 30, 2003 under Section 302 of Sarbanes-Oxley Act by Steven M. Blondy, Senior Vice President and Chief Financial Officer for R.H. Donnelley Inc.


    32.1* Certification of Quarterly Report on Form 10-Q for the period ended
          June 30, 2003 under Section 906 of the Sarbanes-Oxley Act by David C. Swanson, Chief Executive Officer and Steven M. Blondy, Senior Vice President and Chief Financial Officer for R.H. Donnelley Corporation

    32.2* Certification of Quarterly Report on Form 10-Q for the period ended
          June 30, 2003 under Section 906 of the Sarbanes-Oxley Act by David C. Swanson, Chief Executive Officer and Steven M. Blondy, Senior Vice President and Chief Financial Officer for R.H. Donnelley Inc.

---------------------


         * Filed herewith
         ^ Management contract or compensatory plan

(b) Reports on Form 8-K:

On July 23, 2003, the Company furnished a Current Report on Form 8-K disclosing under Item 9 (nominally, but substantively under Item 12) certain quarterly publication cycle advertising sales and adjusted pro forma financial results for each of the quarters ended March 31, 2002, June 30, 2002, September 30, 2002 and December 31, 2002 that gave effect to the Company's acquisition of Sprint Publishing & Advertising, assuming the acquisition occurred on January 1, 2002.

On July 23, 2003, the Company furnished a Current Report on Form 8-K disclosing under Items 7 and 9 ( nominally, but substantively under Item 12) certain financial results of the Company for the three and six months ended June 30, 2003, and attached a copy of its related press release as Exhibit 99.1.

On June 2, 2003, the Company furnished a Current Report on Form 8-K disclosing under Item 9 that on June 3, 2003, certain members of senior management of the Company were scheduled to make a presentation at a media industry conference sponsored by Deutsche Bank Securities Inc. During its presentation at that conference, management intended to present a slide presentation. The Company attached a copy of the slide presentation as Exhibit 99.1.

On May 2, 2003, the Company filed a Current Report on Form 8-K disclosing under
Item 5 certain information required by Regulation G, Item 10(e) of Regulation S-K and Item 12 of Form 8-K regarding non-GAAP financial measures that the Company intends to routinely publicly disclose.

On May 2, 2003, the Company furnished a Current Report on Form 8-K disclosing under Items 7 and 9 (nominally, but substantively under Item 12) certain financial results of the Company for the three months ended March 31, 2003, and attached a copy of its related press release as Exhibit 99.1.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               R.H. DONNELLEY CORPORATION


Date: August 13, 2003          By: /s/ Steven M. Blondy
                                   ---------------------
                                   Steven M. Blondy
                                   Senior Vice President and Chief Financial
                                   Officer


Date: August 13, 2003        By:   /s/ William C. Drexler
                                   ----------------------
                                   William C. Drexler
                                   Vice President and Controller



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  R.H. DONNELLEY INC.


Date: August 13, 2003       By:   /s/ Steven M. Blondy
                                 --------------------
                                  Steven M. Blondy
                                  Senior Vice President and
                                  Chief Financial Officer


Date: August 13, 2003       By:   /s/ William C. Drexler
                                  ----------------------
                                  William C. Drexler
                                  Vice President and Controller

                                  EXHIBIT INDEX


Exhibit
Number            Document

10.39^* Separation Agreement and Release dated as of July 25, 2003 between the Company and Frank M. Colarusso

10.45* Letter Agreement, dated as of July 22, 2003, among the Company and investment partnerships affiliated with The Goldman Sachs Group, Inc.

31.1* Certification of Quarterly Report on Form 10-Q for the period ended June 30, 2003 under Section 302 of Sarbanes-Oxley Act by David C. Swanson, Chief Executive Officer for R.H. Donnelley Corporation

31.2* Certification of Quarterly Report on Form 10-Q for the period ended June 30, 2003 under Section 302 of Sarbanes-Oxley Act by Steven M. Blondy, Senior Vice President and Chief Financial Officer for R.H. Donnelley Corporation

31.3* Certification of Quarterly Report on Form 10-Q for the period ended June 30, 2003 under Section 302 of Sarbanes-Oxley Act David
               C. Swanson, Chief Executive Officer for R.H. Donnelley Inc.

31.4* Certification of Quarterly Report on Form 10-Q for the period ended June 30, 2003 under Section 302 of Sarbanes-Oxley Act by Steven M. Blondy, Senior Vice President and Chief Financial Officer for R.H. Donnelley Inc.

32.1* Certification of Quarterly Report on Form 10-Q for the period ended June 30, 2003 by David C. Swanson, Chief Executive Officer and Steven M. Blondy, Senior Vice President and Chief Financial Officer for R.H. Donnelley Corporation

32.2* Certification of Quarterly Report on Form 10-Q for the period ended June 30, 2003 by David C. Swanson, Chief Executive Officer and Steven M. Blondy, Senior Vice President and Chief Financial Officer for R.H. Donnelley Inc.