Form 10-Q
period 2003-09-30
R H DONNELLEY CORP
filed 2003-11-14
CIK 30419

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark one)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003
                               ------------------
                                                         OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to
                                ----------------------    ----------------------
                                    Commission file number 001-07155

                           R.H. DONNELLEY CORPORATION
                           --------------------------
             (Exact name of registrant as specified in its charter)

                Delaware                               13-2740040
----------------------------------------  --------------------------------------
        (State of Incorporation)           (I.R.S. Employer Identification No.)

 One Manhattanville Road, Purchase N.Y.                   10577
----------------------------------------  --------------------------------------
(Address of Principal Executive Offices)                (Zip Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X   No
                                       ---     ---
Indicate by check mark whether registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act) Yes X No
                                   ---   ---
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

           Title of Class                Shares Outstanding at November 1, 2003
           --------------                --------------------------------------
Common Stock, par value $1 per share                   31,015,569

                        Commission file number 333-59287
                              R.H. DONNELLEY INC. *
                              ---------------------
             (Exact name of registrant as specified in its charter)

                Delaware                                36-2467635
-----------------------------------------  -------------------------------------
        (State of Incorporation)            (I.R.S. Employer Identification No.)

 One Manhattanville Road, Purchase N.Y.                    10577
-----------------------------------------  -------------------------------------
(Address of principal executive offices)                 (Zip Code)

Registrants' telephone number, including area code    (914) 933-6400
                                                      --------------

* R.H. Donnelley Inc. is a wholly owned subsidiary of R.H. Donnelley Corporation. R.H. Donnelley Inc. meets the conditions set forth in General Instructions H (1)(a) and (b) of Form 10-Q and is therefore filing this report with respect to R.H. Donnelley Inc. with the reduced disclosure format. R.H. Donnelley Inc. became subject to the filing requirements of Section 15(d) on October 1, 1998 in connection with the public offer and sale of its 9 1/8% Senior Subordinated Notes. In addition, R.H. Donnelley Inc. is the obligor of 8 7/8% senior notes due 2010 and 10 7/8% senior subordinated notes due 2012 and is now subject to the filing requirements of Section 15(d) as a result of such notes. As of November 1, 2003, 100 shares of R.H. Donnelley Inc. common stock, no par value, were outstanding.


                           R.H. DONNELLEY CORPORATION

                               INDEX TO FORM 10-Q



PART I.   FINANCIAL INFORMATION                                                                 PAGE
-------------------------------                                                                 ----

Item 1.   Financial Statements (Unaudited)

                  Consolidated Balance Sheets at September 30, 2003 and December 31, 2002.....     3

                  Consolidated Statements of Operations for the three and nine months ended        4
                  September 30, 2003 and 2002.................................................

                  Consolidated Statements of Cash Flows for the nine months ended
                  September 30, 2003 and 2002.................................................     5

                  Notes to Consolidated Financial Statements..................................     6

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of
          Operations..........................................................................     22

Item 3.   Quantitative and Qualitative Disclosures About Market Risk..........................     33

Item 4.   Controls and Procedures.............................................................     34

PART II.  OTHER INFORMATION
---------------------------

Item 1.   Legal Proceedings...................................................................     34

Item 6.   Exhibits and Reports on Form 8-K....................................................     38


SIGNATURES.....................................................................................    47



PART I.  FINANCIAL INFORMATION
Item 1. Financial Statements

R.H. Donnelley Corporation and Subsidiaries
Consolidated Balance Sheets (Unaudited)
                                                                                             September 30,     December 31,
(in thousands, except share and per share data)                                                   2003             2002
------------------------------------------------------------------------------------------- ----------------- ----------------
                                          Assets

Current Assets
  Cash and cash equivalents...........................................................      $      5,802      $      7,787
  Restricted cash.....................................................................                --         1,928,700
                                                                                            ----------------- ----------------
       Total cash, cash equivalents and restricted cash...............................             5,802         1,936,487
  Accounts receivable
    Billed............................................................................            51,580                --
    Unbilled..........................................................................           196,590            31,978
    Allowance for bad debts and sales claims..........................................           (27,393)           (4,772)
                                                                                            ----------------- ----------------
       Net accounts receivable........................................................           220,777            27,206
  Deferred directory costs............................................................            52,011                --
  Other current assets................................................................             7,813             4,981
                                                                                            ----------------- ----------------
       Total current assets...........................................................           286,403         1,968,674

  Fixed assets and computer software - net............................................            20,215            12,008
  Partnership investment..............................................................           182,005           202,236
  Other non-current assets............................................................            87,643            40,457
  Intangible assets, net..............................................................         1,877,625                --
  Goodwill............................................................................            97,040                --
                                                                                            ----------------- ----------------
       Total Assets...................................................................      $  2,550,931      $  2,223,375
                                                                                            ----------------- ----------------

                      Liabilities, Redeemable Convertible Preferred
                             Stock and Shareholders' Deficit

Current Liabilities
  Accounts payable and accrued liabilities............................................      $     18,277      $      9,043
  Deferred directory revenue..........................................................           217,417                --
  Accrued interest payable............................................................            30,037            11,218
  Current portion of long-term debt...................................................            57,540            13,780
                                                                                            ----------------- ----------------
       Total current liabilities......................................................           323,271            34,041

  Long-term debt......................................................................         2,057,821         2,075,470
  Deferred income taxes - net.........................................................            21,254            60,783
  Other non-current liabilities.......................................................            15,783            20,222
                                                                                            ----------------- ----------------
       Total liabilities..............................................................         2,418,129         2,190,516

Commitments and contingencies
Redeemable convertible preferred stock (redemption value at
           September 30, 2003, $212,743)..............................................           193,968            63,459

Shareholders' Deficit
  Common stock, par value $1 per share, authorized -
    400,000,000 shares; issued - 51,621,894 shares for 2003 and 2002..................            51,622            51,622
  Additional paid-in capital..........................................................           134,555            63,586
  Warrants outstanding................................................................            13,758             5,330
  Accumulated (deficit) earnings......................................................           (95,803)           13,605
  Other comprehensive loss............................................................            (1,525)               --
  Treasury stock, at cost, 20,620,602 shares for 2003 and 21,900,818 shares for 2002..          (163,773)         (164,743)
                                                                                            ----------------- ----------------
       Total shareholders' deficit....................................................           (61,166)          (30,600)
                                                                                            ----------------- ----------------

       Total Liabilities, Redeemable Convertible Preferred
                Stock and Shareholders' Deficit.......................................      $  2,550,931      $  2,223,375
                                                                                            ----------------- ----------------

         The accompanying notes are an integral part of the consolidated financial statements.



R.H. Donnelley Corporation and Subsidiaries
Consolidated Statements of Operations (Unaudited)

                                                         Three months ended            Nine months ended
                                                           September 30,                 September 30,
                                                    ----------------------------- ----------------------------
(amounts in thousands, except per share data)            2003           2002          2003          2002
--------------------------------------------------- ---------------- ------------ ------------- --------------

Net revenue..................................          $  89,309      $  21,376    $ 140,363      $ 60,098

Expenses
   Operating expenses........................             39,674         11,528      106,467        37,666
   General and administrative expenses.......             14,825          3,109       37,041        12,491
   Depreciation and amortization.............             16,576          1,553       49,047         4,718
                                                    ---------------- ------------ ------------- --------------
     Total expenses..........................             71,075         16,190      192,555        54,875

Partnership income...........................             32,606         40,806       91,580       108,818
                                                    ---------------- ------------ ------------- --------------

     Operating income........................             50,840         45,992       39,388       114,041

Interest expense, net........................            (45,531)        (5,248)    (137,460)      (17,442)
Other income.................................                 --             --        1,523            --
                                                    ---------------- ------------ ------------- --------------

     Income (loss) before income taxes.......              5,309         40,744      (96,549)       96,599

Provision (benefit) for income taxes.........              1,406         15,685      (40,355)       37,190
                                                    ---------------- ------------ ------------- --------------

     Net income (loss).......................              3,903         25,059      (56,194)       59,409

Preferred dividend...........................              5,082             --       53,214            --
                                                    ---------------- ------------ ------------- --------------

     Net (loss) income available to common
       shareholders..........................          $  (1,179)     $  25,059    $(109,408)     $ 59,409
                                                    ---------------- ------------ ------------- --------------

(Loss) earnings per share
     Basic...................................          $   (0.04)     $    0.84    $   (3.58)     $   2.01
                                                    ---------------- ------------ ------------- --------------
     Diluted.................................          $   (0.04)     $    0.83    $   (3.58)     $   1.96
                                                    ---------------- ------------ ------------- --------------

Weighted average shares outstanding
     Basic...................................             30,850         29,707       30,571        29,618
                                                    ---------------- ------------ ------------- --------------
     Diluted.................................             30,850         30,269       30,571        30,262
                                                    ---------------- ------------ ------------- --------------

Comprehensive (Loss) Income:
Net income (loss)............................          $   3,903      $  25,059    $ (56,194)     $ 59,409
Unrealized gain (loss) on interest rate swaps,
     net of tax .............................              1,732            192       (1,525)       (1,369)
                                                    ---------------- ------------ ------------- --------------
Comprehensive income (loss)..................          $   5,635      $  25,251    $ (57,719)     $ 58,040
                                                    ---------------- ------------ ------------- --------------

         The accompanying notes are an integral part of the consolidated financial statements.



R.H. Donnelley Corporation and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)

                                                                                        Nine months ended
                                                                                          September 30,
                                                                                -----------------------------------
(amounts in thousands)                                                                2003              2002
------------------------------------------------------------------------------- ----------------- -----------------

Cash Flows from Operating Activities
Net (loss) income........................................................           $ (56,194)       $  59,409
Reconciliation of net income to net cash provided by operating activities:
     Depreciation and amortization.......................................              49,047            4,718
     Deferred income tax.................................................             (39,529)           4,745
     (Benefit) provision for bad debt....................................              (3,201)           2,528
     Other noncash charges...............................................              11,950            1,344
     Cash in excess of partnership income................................               3,966            1,346
Changes in assets and liabilities, net of effects from acquisition:
     Decrease (increase) in accounts receivable..........................              69,269           (4,247)
     Increase in other current assets....................................             (36,990)              --
     Increase in non-current assets......................................              (1,665)            (187)
     Increase (decrease) in accounts payable and accrued liabilities.....               9,421          (13,050)
     Increase in deferred revenue........................................             217,417               --
     Increase (decrease) in other non-current liabilities................               2,606             (153)
                                                                                ----------------- -----------------
            Net cash provided by operating activities....................             226,097           56,453

Cash Flows from Investing Activities
Additions to fixed assets and computer software..........................              (7,900)          (2,496)
Purchase of SPA and payment of related costs.............................          (2,259,633)              --
Decrease in restricted cash - funds held in escrow at year-end...........           1,825,000               --
Decrease in restricted cash - other .....................................              69,300               --
                                                                                ----------------- -----------------
            Net cash used in investing activities........................            (373,233)          (2,496)

Cash Flows from Financing Activities
Proceeds from the issuance of debt, net of costs.........................             461,307               --
Proceeds from the issuance of Redeemable Convertible Preferred
     Stock and warrants, net of costs....................................             125,683               --
Pre-acquisition debt refinanced with proceeds from new debt..............            (243,005)              --
Debt repayments..........................................................            (257,239)         (62,500)
Borrowings under the Revolver............................................              37,600               --
Proceeds from employee stock option exercises............................              20,805            3,667
                                                                                ----------------- -----------------
            Net cash provided by (used in) financing activities..........             145,151          (58,833)

Decrease in cash and cash equivalents....................................              (1,985)          (4,876)
Cash and cash equivalents, beginning of year.............................               7,787           14,721
                                                                                ----------------- -----------------
Cash and cash equivalents, end of period.................................           $   5,802        $   9,845
                                                                                ----------------- -----------------

Supplemental Information:
Cash used to pay:
   Interest..............................................................           $ 105,795        $  15,565
                                                                                ----------------- -----------------
   Income taxes..........................................................           $      --        $  26,845
                                                                                ----------------- -----------------

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

2.   Business Combination
On January 3, 2003, we acquired Sprint Corporation's directory publishing business, Sprint Publishing & Advertising ("SPA"), for $2,229,763 and are now the publisher of 260 revenue-generating Sprint Yellow Pages (R) directories in 18 states. Prior to the acquisition, we served as the exclusive sales agent and pre-press publishing vendor for SPA directories in certain markets. This acquisition transformed us from a sales agent and pre-press vendor into a leading publisher of yellow pages directories. The results of the SPA business are included in our consolidated results from and after January 3, 2003, the acquisition closing date. SPA is now being operated as R.H. Donnelley Publishing & Advertising, Inc. ("RHDPA"), an indirect, wholly owned subsidiary of the Company.

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


                                                    Liabilities, Redeemable Convertible Preferred
              Assets                                        Stock and Shareholders' Equity
----------------------------------- --------------- ----------------------------------------------- ---------------
Cash and cash equivalents......      $    23,986    Current liabilities.........................     $    46,101
Other current assets...........          308,852    Current portion long-term debt..............          58,668
                                    ---------------                                                 ---------------
     Total current assets......          332,838        Total current liabilities............            104,769

Partnership investment.........          185,969    Long-term debt..............................       2,297,577
Other non-current assets.......          124,140    Other non-current liabilities...............          73,956
Intangible assets..............        1,915,000
Goodwill.......................           77,953    Redeemable convertible preferred stock......         143,553

                                                    Shareholders' equity........................          16,045

                                    ---------------                                                 ---------------
                                                    Total Liabilities, Redeemable Convertible
Total assets...................      $ 2,635,900    Preferred Stock and Shareholders' Equity....     $ 2,635,900
                                    ---------------                                                 ---------------

Summarized unaudited condensed pro forma information for the three and nine months ended September 30, 2002 assuming the SPA acquisition occurred on January 1, 2002 is presented below.

                                                                         Three months ended      Nine months ended
                                                                         September 30, 2002      September 30, 2002
                                                                        ---------------------- -----------------------

           Net revenue...........................................                $142,318              $ 429,365
           Operating income......................................                  93,428                256,424
           Net income............................................                  29,777                 74,322
           Preferred dividend....................................                   4,162                 74,616
           Net income (loss) available to common shareholders....                  25,616                   (294)


3.   Significant Accounting Policies
Principles of Consolidation. The consolidated financial statements include the accounts of R.H. Donnelley Corporation and its direct and indirect wholly owned subsidiaries. All intercompany transactions and balances have been eliminated. See "Equity Method Accounting" below for a discussion of unconsolidated operations.

Revenue Recognition. We earn revenue from the sale of advertising into our Sprint Yellow Pages directories, pre-press publishing services and miscellaneous revenue from the sale of directories and finance charges on past due accounts. Revenue from the sale of advertising is deferred when a directory is published and recognized ratably over the life of a directory, which is typically twelve months (the "deferral and amortization method"). Revenue from the sale of advertising is recorded net of an allowance for sales claims, estimated based on historical experience on a directory-by-directory basis. We increase or decrease this estimate from time to time as information or circumstances indicate that the estimate may no longer adequately represent the amount of claims we may incur for a directory in the future. We provide pre-press publishing services to SBC Communications Inc. ("SBC") for those directories in the DonTech (as defined below) markets. Revenue from pre-press publishing services is recognized as services are performed. Miscellaneous revenue is recognized when earned and comprises less than 2% of our total revenue.

Deferred Directory Costs. Deferred directory costs include the direct costs for the selling and production of our directories - sales commissions, printing, paper and initial distribution, as well as an allowance for sales claims and an allowance for bad debts. Deferred directory costs are initially deferred when incurred and recognized ratably over the life of a directory.

Equity Method Accounting. The DonTech Partnership ("DonTech") is a 50/50 perpetual partnership in which the Company and an operating unit of SBC are the partners. DonTech is a separate legal entity that provides its services with its own employees and stand-alone management team. No employees of either RHD or SBC are involved in the day-to-day operations of DonTech and, because the partners share equally in the net profits and each has one voting member on the DonTech Board, neither partner has the unilateral ability to control or influence the operations of DonTech. Accordingly, we account for DonTech under the equity method and do not consolidate the DonTech results in our financial statements.

We recognize our 50% share of the net income of DonTech as partnership income in our consolidated statements of operations. Partnership income also includes revenue participation income from SBC. Revenue participation income is based on DonTech advertising sales and is recognized when a sales contract is executed with a customer. Our investment in DonTech and the revenue participation receivable from SBC is reported as partnership investment on the consolidated balance sheet.

Derivative Financial Instruments. At September 30, 2003, we had interest rate swap agreements with a total notional value of $255,000. These agreements effectively convert $255,000 of variable rate debt to fixed rate debt, mitigating our exposure to changes in interest rates on variable rate debt. Under the terms of the swap agreements, we receive variable interest based on three-month LIBOR and pay a fixed rate of 2.85%. The swaps mature on March 31, 2007.

The interest rate swaps have been designated as cash flow hedges to hedge three-month LIBOR-based interest payments on $255,000 of bank debt. To the extent the swaps provide an effective hedge, changes in the fair value of the swaps are recorded in other comprehensive income, a component of shareholders' equity. Any ineffectiveness is recorded through earnings.

On October 6, 2003, we executed an additional interest rate swap agreement with a notional value of $150,000. Under the terms of this agreement, we receive variable interest based on three-month LIBOR and pay a fixed rate of 1.959%. This swap has also been designated as a cash flow hedge to hedge three-month LIBOR-based interest payments on $150,000 of bank debt. This swap matures October 9, 2005.

Earnings per Share. Basic earnings per common share (EPS) are generally calculated by dividing net income available to common shareholders by the weighted average number of common shares outstanding. However, because our redeemable convertible cumulative preferred stock ("Preferred Stock") contains certain participation rights, EITF Topic D-95, "Effect of Participating Securities on the Computation of Basic Earnings Per Share," ("Topic D-95"), requires that the dilutive effect of those securities be included in the weighted average number of shares outstanding. Furthermore, Topic D-95 requires that the dilutive effect to be included in basic EPS may be calculated using either the if-converted method or the two-class method. However, the dilutive effect of the Preferred Stock cannot be less than that which would result from the application of the two-class method. We have elected to use the if-converted method in calculating basic EPS. Diluted EPS equals net income divided by the weighted average common shares outstanding plus common share equivalents. Common share equivalents include stock options and warrants, the dilutive effect of which is calculated using the treasury stock method, and Preferred Stock, the potential dilutive effect of which is calculated using the if-converted method. The calculation of basic and diluted EPS for the quarter and nine months ended September 30, 2003 is presented below.

                                                                         Three months      Nine months
                                                                             ended            ended
                                                                         September 30,    September 30,
                                                                             2003              2003
----------------------------------------------------------------------- ---------------- -----------------

Basic EPS - If-Converted Method
   Loss available to common shareholders........................            $ (1,179)       $(109,408)
   Preferred Stock dividend.....................................               5,082           53,214
                                                                        ---------------- -----------------
   Net income (loss)............................................            $  3,903        $ (56,194)
                                                                        ---------------- -----------------

   Weighted average common shares outstanding...................              30,850           30,571
   Weighted average common shares from assumed conversion
     of Preferred Stock.........................................               8,846            8,674
                                                                        ---------------- -----------------
   Weighted average common shares outstanding assuming
     conversion of Preferred Stock..............................              39,696           39,245
                                                                        ---------------- -----------------

Basic earnings (loss) per share - if-converted method...........            $   0.10           $(1.43)
                                                                        ---------------- -----------------

Basic EPS - Two-Class Method
   Loss available to common shareholders........................            $ (1,179)       $(109,408)
   Amount allocable to common shares (1)........................                 78%              78%
                                                                        ---------------- -----------------
   Rights to undistributed losses...............................                (920)         (85,338)
   Weighted average common shares outstanding...................              30,850           30,571
                                                                        ---------------- -----------------
   Basic loss per share - two-class method (2)..................            $  (0.04)       $   (3.58)
                                                                        ---------------- -----------------

(1) 30,850 / (30,850 + 8,846) for the three months ended September 30, 2003 and 30,571 / (30,571 + 8,674) for the nine months ended September 30, 2003.

(2) Basic EPS calculated under the two-class method was a loss of $0.03 and $2.79 for the three and nine months ended September 30, 2003, respectively. However, when there is a net loss in a period, the application of the two-class method is anti-dilutive. Accordingly, reported basic EPS are calculated as loss available to common shareholders divided by the weighted average basic shares outstanding.


Diluted EPS
Loss available to common shareholders...........................           $(1,179)       $(109,408)
                                                                        ---------------- -----------------

Weighted average common shares outstanding......................            30,850           30,571
Dilutive effect of stock options (3)............................                --               --
Dilutive effect of Preferred Stock assuming conversion (3)......                --               --
                                                                        ---------------- -----------------
Weighted average diluted shares outstanding.....................            30,850           30,571
                                                                        ---------------- -----------------

Diluted EPS.....................................................           $(0.04)         $ (3.58)
                                                                        ---------------- -----------------

(3) The effect of stock options and the assumed conversion of the Preferred Stock were anti-dilutive and are not included in the calculation of diluted EPS.

For the three and nine months ended September 30, 2002, basic EPS equals net income divided by the weighted average common shares outstanding and diluted EPS equals net income divided by the weighted average common shares outstanding plus potentially dilutive common shares, primarily stock options.

Concentration of Credit Risk. Approximately 85% of our advertising revenue is derived from the sale of advertising to local small- and medium-sized businesses. These advertisers typically enter into twelve-month advertising sales contracts and typically make monthly payments over the term of the contract. Some advertisers pre-pay the full amount or a portion of the contract value. Many new advertisers are subject to a credit review. If the advertisers qualify, we may extend credit to them for their advertising purchase. Small- and medium-sized businesses tend to have fewer financial resources and higher financial failure rates than large businesses. In addition, full collection of delinquent accounts can take an extended period of time and involve significant costs. While we do not believe that extending credit to our local advertisers will have a material adverse effect on our results of operations or financial condition, no assurances can be given. We do not require collateral from our advertisers, although we do charge interest to advertisers who do not pay within specified due dates.

The remaining 15% of our advertising revenue is derived from the sale of advertising to national or large regional chains, such as rental car companies, automobile repair shops and pizza delivery businesses. Substantially all of the revenue derived through national accounts is serviced through Certified Marketing Representatives ("CMRs"), with which we contract. CMRs are independent third parties that act as agents for national companies. The CMRs are responsible for billing the national customers for their advertising. We receive payment for the value of advertising placed in our directory, net of the CMR's commission, directly from the CMR. While we are still exposed to credit risk, the amount of losses from these accounts have historically been less than the local accounts as the advertisers, and in some cases, the CMRs tend to be larger companies with greater financial resources than the local advertisers.

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

At September 30, we had interest rate swap agreements with major financial institutions with a notional value of $255,000. We are exposed to credit risk in the event that one or more of the counterparties to the agreements does not, or cannot meet their obligation. The notional amount is used to measure interest to be paid or received and does not represent the amount of exposure to credit loss. The loss would be limited to the amount that would have been received, if any, over the remaining life of the swap agreement. The counterparties to the swap agreements are major financial institutions with credit ratings of A or higher. We do not currently foresee a material credit risk associated with these swap agreements; however, no assurances can be given.

Employee Stock Options. We follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations in accounting for our stock option plan. Compensation expense related to the issuance of stock options to employees or non-employee directors is only recognized if the exercise price of the stock option is less than the fair market value of the underlying stock at the grant date.

The following table reflects the pro forma net income and earnings per share assuming we applied the fair value method of SFAS No. 123 "Accounting for Stock-Based Compensation." The pro forma disclosures shown are not necessarily representative of the effects on income and earnings per share in future years.

                                                          Three Months Ended          Nine Months Ended
                                                             September 30,              September 30,
                                                       -------------------------- ---------------------------
                                                           2003         2002          2003          2002
                                                       ------------- ------------ -------------- ------------

Net income (loss), as reported...................         $  3,903       $25,059    $ (56,194)       $59,409

Add:  Stock based compensation expense
     included in reported net income, net of
     related tax effects.........................              258            93          876            178

Less: Stock based compensation expense
     that would have been included in the
     determination of net income if the fair value
     method had been applied to all awards,
     net of related tax effects.................              (604)         (656)      (4,179)        (1,966)
                                                       ------------- ------------ -------------- ------------

Pro forma net income (loss)......................         $  3,557       $24,496    $ (59,497)       $57,621
Preferred dividend...............................            5,082            --       53,214             --
                                                       ------------- ------------ -------------- ------------
Pro forma net income (loss) available to
     common shareholders.........................         $ (1,525)      $24,496    $(112,711)       $57,621
                                                       ------------- ------------ -------------- ------------

Basic (loss) earnings per share
   As reported...................................         $  (0.04)      $  0.84    $   (3.58)       $  2.01
   Pro forma.....................................            (0.05)         0.82        (3.69)          1.95

Diluted (loss) earnings per share
   As reported...................................         $  (0.04)      $  0.83    $   (3.58)       $  1.96
   Pro forma.....................................            (0.05)         0.81        (3.69)          1.90


The pro forma information was determined based on the fair value of stock options issued to employees and non-employee directors calculated using the Black-Scholes option-pricing model with the following assumptions:


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
Expected holding period........................................          4 years        4 years


4.   Identifiable Intangible Assets
As a result of the SPA acquisition, certain long-term intangible assets and their respective useful lives were identified and valued by an independent third party. The net book value of intangible assets at September 30, 2003 was $1,877,625. Amortization expense was $37,375 for the nine months ended September 30, 2003. Amortization expense for intangible assets for 2003 through 2008 will be approximately $50,000 per year.

                                      Directory
                                       Services       Local customer      National CMR
                                      Agreements       relationships      relationships     Trade names        Total
                                   ----------------- ------------------ ------------------ -------------- ----------------

Estimated useful life........          50 years          15 years           30 years         15 years
                                   ----------------- ------------------ ------------------ --------------

Initial fair value...........         $1,625,000          $200,000           $60,000          $30,000        $1,915,000
Accumulated amortization....             (24,375)          (10,000)           (1,500)          (1,500)          (37,375)
                                   ----------------- ------------------ ------------------ -------------- ----------------
Net intangible assets........         $1,600,625          $190,000           $58,500          $28,500        $1,877,625
                                   ----------------- ------------------ ------------------ -------------- ----------------

Directory services agreements between Sprint and the Company includes a directory services license agreement, a trademark license agreement and a non-competition agreement (collectively "Directory Services Agreements") with SPA. The directory services license agreement gives us the exclusive right to produce, publish and distribute directories for Sprint in the markets where Sprint provided local telephone service at the time of the agreement. The trademark license agreement gives us the exclusive right to use certain specified Sprint trademarks, including the Sprint diamond logo, in those markets and the non-competition agreement prohibits Sprint from producing, publishing and distributing print directories or selling local advertising in those markets, with certain limited exceptions. The fair value of these agreements was determined based on the present value of estimated future cash flows and is being amortized under the straight-line method over 50 years.

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

5.   Goodwill
Goodwill represents the excess of the purchase price for SPA over the net tangible and identified intangible assets acquired. In accordance with SFAS 142 "Goodwill and Other Intangible Assets," goodwill is not amortized, but is subject to impairment testing. No impairment losses were recorded during the period. All goodwill is included in the Donnelley segment (see Note 10 for segment information). Below is a rollforward of the goodwill balance from the beginning of the year through September 30, 2003.


Balance January 1, 2003......................................................         $          --
Goodwill recognized January 3, 2003 from SPA acquisition.....................                77,953
Severance for certain SPA executive management...............................                   696
Working capital payment to Sprint in accordance with purchase agreement.........             16,288
Exit costs associated with the shutdown of SPA publishing facility...............             2,182
Other........................................................................                   (79)
                                                                                    ------------------
Balance September 30, 2003...................................................         $      97,040
                                                                                    ------------------

The excess of the purchase price for SPA over the net tangible and identified intangible assets acquired on the date of acquisition was $77,953. Additionally, we acquired a liability of $696 for the severance obligation of certain SPA executive managers. We also made an additional payment of $16,288 in the second quarter for an adjustment to the purchase price in accordance with the terms of the purchase agreement. In the third quarter, we established a liability of

$2,182 for the amount of remaining lease payments, net of estimated sublease income, for the publishing facility that is being shutdown.

6.   Partnership Income
Partnership income in 2003 includes our 50% share of the net income of DonTech and revenue participation income from SBC. Partnership income in 2002 also included a priority distribution on our membership interest in CenDon, LLC, which as a result of the SPA acquisition, is no longer recognized. Partnership income for the three and nine months ended September 30, 2003 and 2002 consisted of the following:


                                                                   Three Months ended           Nine months ended
                                                                      September 30,               September 30,
                                                               ---------------------------- ---------------------------
                                                                   2003          2002           2003          2002
                                                               ------------- -------------- ------------- -------------
Revenue participation income..............................       $ 26,539     $  27,784       $ 75,539     $  77,084
50% share of DonTech net income...........................          6,067         6,646         16,041        15,878
Priority distribution income..............................             --         6,376             --        15,856
                                                               ------------- -------------- ------------- -------------
Partnership income........................................       $ 32,606     $  40,806       $ 91,580     $ 108,818
                                                               ------------- -------------- ------------- -------------

Summarized combined financial information for DonTech is shown in the table below.

                                                                   Three months ended           Nine months ended
                                                                      September 30,               September 30,
                                                               ---------------------------- ---------------------------
                                                                   2003          2002           2003          2002
                                                               ------------- -------------- ------------- -------------
Net revenue...............................................       $ 27,840     $  29,098       $ 79,710     $  81,383
Operating income..........................................         12,109        13,249         32,248        31,846
Net income................................................         12,134        13,291         32,081        31,755


Total assets of DonTech were $122,087 at September 30, 2003 and $128,914 at December 31, 2002.

7.   Long-term Debt and Credit Facilities
Long-term debt at September 30, 2003 and December 31, 2002 consisted of the following:

                                                                      September 30, 2003   December 31, 2002
                                                                      -------------------- -------------------
8 7/8% Senior Notes due 2010................................               $   325,000          $   325,000
10 7/8% Senior Subordinated Notes due 2012..................                   600,000              600,000
Senior Secured Credit Facilities............................                 1,169,116              900,000
9 1/8% Senior Subordinated Notes due 2008...................                    21,245              150,000
Pre-acquisition Senior Secured Term Facilities..............                        --              114,250
                                                                      -------------------- -------------------
      Total...................................................               2,115,361            2,089,250
Less current portion........................................                    57,540               13,780
                                                                      -------------------- -------------------
      Long-term debt..........................................             $ 2,057,821          $ 2,075,470
                                                                      -------------------- -------------------

In connection with the SPA acquisition, we entered into a $1,525,000 Credit Facility ("Credit Facility"), consisting of a $500,000 Term Loan A, a $900,000 Term Loan B and a $125,000 Revolving Credit Facility (the "Revolver") and issued $325,000 8 7/8% Senior Notes due 2010 ("Senior Notes") and $600,000 10 7/8%
Senior Subordinated Notes due 2012 ("Subordinated Notes," and collectively with the Senior Notes, the "Notes"). By December 31, 2002, we had issued the Notes and borrowed $900,000 under the Term Loan B. The gross proceeds of $1,825,000 were held in escrow pending the SPA acquisition closing. On January 3, 2003, we borrowed $500,000 under the Term Loan A and the $1,825,000 of gross proceeds from the Notes and Term Loan B were released from escrow. These funds were used to acquire SPA, refinance existing debt and pay transactions costs. Amounts outstanding prior to the acquisition under our former senior secured term facilities of $114,250 were refinanced and in connection with a tender offer and exit consent solicitation, we repurchased $128,755 of the 9 1/8% Senior Subordinated Notes due 2008 ("Pre-acquisition Notes").

The Term Loan A and Term Loan B require quarterly principal payments and mature in December 2008 and September

2010, respectively. There were no outstanding borrowings under the Revolver at September 30, 2003.

8.   Redeemable Convertible Preferred Stock and Warrants
We have authorization to issue up to 10,000 shares of preferred stock. At September 30, 2003, 200,604 shares of Preferred Stock were outstanding. On January 3, 2003, we issued 130 shares of Preferred Stock and warrants to purchase 1,072.5 shares of our common stock to investment partnerships affiliated with The Goldman Sachs Group, Inc. (collectively, the "GS Funds") for gross proceeds of $130,000. This investment by the GS Funds represented the remaining investment amount of their $200,000 commitment. On January 3, 2003, the 70.0 shares of Series B-1 Preferred Stock purchased by the GS Funds in November 2002 automatically converted into 70.6 shares of Preferred Stock. The Preferred Stock (and any accrued but unpaid dividends) is convertible by the GS Funds at any time into common stock at a price of $24.05 per share and earns a cumulative dividend of 8% compounded quarterly. We cannot pay Preferred Stock dividends in cash until October 2005; therefore, the dividend will accrete through September 2005. Beginning in October 2005, we can pay the Preferred Stock dividend in cash or allow it to accrete, at our option. We may redeem the Preferred Stock in cash at any time on or after January 3, 2006 if the market price (as defined) of our common stock exceeds 200% of the conversion price for 30 trading days. The Preferred Stock is redeemable in cash by us at any time on or after January 3, 2013. The Preferred Stock is redeemable in cash at the option of the GS Funds in the event of a change in control (as defined). At September 30, 2003, the redemption value of the Preferred Stock was $212,743 and at December 31, 2002, the redemption value of the Preferred Stock was $70,544. At September 30, 2003, the Preferred Stock was convertible into 8,846 shares of common stock.

In addition to the stated 8% annual dividend, the Preferred Stock dividend for the nine months ended September 30, 2003 includes a deemed dividend for a beneficial conversion feature ("BCF") of $38,216 recognized at the time of issuance, as the fair market value of the underlying common stock on the date of issuance was greater than the conversion price. Also, because we cannot currently pay cash dividends on the Preferred Stock, an additional BCF of $910 and $2,798 was recognized in the three and nine months ended September 30, 2003, respectively.

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
Expected holding period........................................          5 years

9.   Restructuring Charge
As a result of the acquisition, we have announced plans to shutdown one of our publishing facilities in Tennessee by year-end and to relocate the corporate headquarters functions in Overland Park, Kansas and Purchase, New York to the Raleigh, North Carolina area by the end of the first quarter 2004 (collectively the "2003 Restructuring Actions"). Approximately 140 positions are affected by the shutdown of the Tennessee publishing facility and have been included in the restructuring reserve. In addition, approximately 140 positions will be affected by the relocation of the corporate headquarters functions in Overland Park, Kansas and Purchase, New York, of which 80 positions have been included in the restructuring reserve. The remaining 60 positions are presently expected to relocate and remain with the Company.

The 2001 restructuring actions related to the elimination of certain pre-press publishing positions resulting from the expiration of a third-party pre-press publishing contract. At September 30, 2003, these restructuring actions were completed and the remaining balance of $513 was reversed into earnings.

The table below shows the activity in our restructuring reserves during 2003.

                                                              2001               2003
                                                          Restructuring      Restructuring
                                                             Actions            Actions
                                                        ------------------ ------------------

Balance at January 1, 2003.......................            $ 1,675        $      --
Additions to reserve charged to goodwill.........                 --            2,878
Additions to reserve charged to earnings.........                 --            8,103
Payments.........................................             (1,162)          (2,308)
Reserve reversal.................................               (513)              --
                                                        ------------------ ------------------
Balance at September 30, 2003....................            $    --        $   8,673
                                                        ------------------ ------------------

The $2,878 charged to goodwill represents a severance accrual of $696 for certain SPA executive management and an accrual of $2,182 for the remaining lease payments, net of estimated sublease income, for the shutdown of one of our publishing facilities. The $8,103 charged to expense primarily represents estimated severance and other costs related to the 2003 Restructuring Actions.

10.  Business Segments
We have revised our historical segment reporting to reflect the change in the business that resulted from the SPA acquisition and to reflect the way management now reviews and analyzes the business. Our reportable operating segments are Donnelley and DonTech. Donnelley includes the revenue from our Sprint Yellow Pages directories, pre-press publishing services and miscellaneous revenue and all operating and administrative expenses. The DonTech segment includes revenue participation income and our 50% interest in the net profits of DonTech. Although DonTech provides advertising sales of yellow pages and other directory products similar to Donnelley, the partnership is considered a separate operating segment since, among other things, it has its own Board of Directors and the employees of DonTech, including officers and managers, are not employees of the Company.

We evaluate the performance of our segments based primarily on operating income and earnings before interest, taxes, depreciation and amortization ("EBITDA"). We evaluate and report the performance of our segments based on EBITDA because we believe that EBITDA is a useful measure of our underlying operating performance and ability to satisfy our significant debt service requirements. Segment information for the three and nine months ended September 30, 2002 has been adjusted to be comparable to the 2003 presentation. Segment information for the three and nine months ended September 30, 2003 and 2002 is as follows:


2003                                     Three Months Ended September 30            Nine Months Ended September 30
                                    ------------------------------------------ -----------------------------------------
                                    Donnelley        DonTech        Total      Donnelley       DonTech        Total
                                    -------------- -------------- ------------ -------------- ------------- ------------
Net revenue..................       $   89,309     $      --      $   89,309    $140,363      $      --       $140,363
Operating income (loss)......           18,234        32,606          50,840     (52,192)        91,580         39,388
EBITDA (1)...................           34,810        32,606          67,416      (1,622)        91,580         89,958
Total assets.................        2,368,926       182,005       2,550,931

2002                                     Three Months Ended September 30            Nine Months Ended September 30
                                    ------------------------------------------ -----------------------------------------
                                    Donnelley        DonTech        Total      Donnelley       DonTech        Total
                                    -------------- -------------- ------------ -------------- ------------- ------------
Net revenue..................       $   21,376     $      --      $   21,376    $ 60,098      $      --       $ 60,098
Operating income (loss)......           11,562        34,430          45,992      21,079         92,962        114,041
EBITDA (1)...................           13,115        34,430          47,545      25,797         92,962        118,759
Total assets.................           99,669       190,798         290,467


(1) EBITDA is not a measurement of operating performance computed in accordance with generally accepted accounting principles and should not be considered as a substitute for operating income or net income prepared in conformity with generally accepted accounting principles. In addition, EBITDA may not be comparable to similarly titled measures of other companies. In accordance with guidance from the United States

     Securities and Exchange Commission, the most comparable GAAP measure for EBITDA is net income. The reconciliation of net income to EBITDA is as follows:

                                               Three Months Ended September 30,    Nine Months Ended September 30,
                                               --------------------------------- ------------------------------------
                                                    2003             2002              2003              2002
                                               ---------------- ---------------- ----------------- ------------------
     Net (loss) income..................         $   3,903        $  25,059        $  (56,194)       $  59,409
     +  tax expense (benefit)...........             1,406           15,685           (40,355)          37,190
     +  interest expense, net...........            45,531            5,248           137,460           17,442
     +  depreciation and amortization...            16,576            1,553            49,047            4,718
                                               ---------------- ---------------- ----------------- ------------------
     EBITDA.............................         $  67,416        $  47,545        $   89,958        $ 118,759
                                               ---------------- ---------------- ----------------- ------------------


We also evaluate the performance of Donnelley and DonTech based on advertising sales. Advertising sales are a critical measure of performance that we review and it plays an important role in our decision to allocate financial resources between our segments. For a discussion of advertising sales, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations."

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

While we cannot assure you as to any outcome in these matters, management presently believes that D&B and Moody's have sufficient financial resources, borrowing capacity and indemnity rights against IMS and NMR (who succeeded to Cognizant's indemnity obligations under the Cognizant Distribution) to reimburse us for any payments we may be required to make and related costs we may incur in connection with these tax matters. We understand that D&B has reserved $100,000 in its financial statements with respect to these matters.

Utilization of Capital Losses - 1989 - 1990
-------------------------------------------
In 2000, D&B filed an amended tax return with respect to the utilization of capital losses in 1989 and 1990 in response to a formal IRS assessment. The amended tax return reflected an additional $561,600 of tax and interest due. In 2000, D&B paid the IRS $349,300 while IMS (on behalf of itself and NMR) paid $212,300 to the IRS. We understand that these payments were made under dispute in order to stop additional interest from accruing, that D&B is contesting the IRS's formal assessment and would also contest the assessment of amounts, if any, in excess of the amounts paid, and that D&B has filed a petition for a refund in the United States District Court. This case is expected to go to trial in 2004.

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

Royalty Expense Deductions - 1994 - 1996
----------------------------------------
During the second quarter of 2003, D&B received on our behalf an IRS agent's examination report with respect to a partnership transaction entered into by D&B in 1993. Specifically, the IRS is disallowing certain royalty expense deductions claimed by D&B on its 1993 through 1996 tax returns. D&B estimates that the disallowance of the 1995 and 1996 royalty expense deductions would require payment of up to $43,000 (tax, interest and penalties, net of associated tax benefits).

Also in the second quarter of 2003, D&B received on behalf of the partnership associated with the above transaction an IRS agent's examination report challenging the tax treatment of certain royalty payments received by the partnership in which D&B was a partner. The IRS is seeking to reallocate certain partnership income to D&B. D&B's share of this income would require an additional payment of $20,000 (tax, interest and penalties, net of associated tax benefits). We understand that D&B believes that this position is inconsistent with the IRS' position with respect to the same royalty expense deductions described above.

Again, under the agreements relating to the 1998 and 2000 Distributions, D&B and Moody's have agreed to jointly and severally defend and indemnify us against any such liabilities and related costs.

We understand that D&B has filed protests relating to these proposed adjustments with the IRS Office of Appeals. If the IRS were to prevail in its position, D&B would share responsibility for the matter with Moody's, IMS and NMR, as disclosed above. If D&B were to challenge the assessment in U.S. District Court rather than in U.S. Tax Court, the disputed amounts would need to be paid in advance.

Amortization Expense Deductions - 1997 - 2002
---------------------------------------------
We understand that the IRS has sought certain documentation from D&B with respect to a transaction entered into in 1997 that produces amortization expense deductions for D&B. While we understand that D&B believes the deductions are appropriate, the IRS could ultimately challenge them and issue an assessment. If the IRS were to prevail or the assessment were to be challenged by us in U.S. District Court, we understand that D&B estimates that its cash payment to the IRS with respect to deductions claimed to date and including any potential assessment of penalties could be up to $50,000, net of associated tax benefits. This transaction is scheduled to expire in 2012 and, unless earlier terminated by D&B, the cash exposure, based on current interest rates and tax rates, would increase at a rate of approximately $2,100 per quarter (including potential penalties) as future amortization expenses are deducted. Again, under the agreements relating to the 1998 and 2000 Distributions, D&B and Moody's are required to jointly and severally indemnify us against any such liability and related costs.

Conclusion
----------
As a result of our assessment of our exposure in these matters, especially in light of our indemnity arrangements with D&B and Moody's, and their financial resources, borrowing capacity and indemnity rights against IMS and NMR, no material amounts have been accrued for in our consolidated financial statements for any of these D&B-related litigation and tax matters.

Coastal Termite and Pest Control
In 2001, Marnan Group, Inc., doing business as Coastal Termite and Pest Control ("Coastal"), filed a complaint in the United States District Court for the Middle District of Florida against SPA. The complaint, as amended, alleged that SPA breached certain directory advertising contracts between 1996 and 1999, fraudulently induced Coastal to enter into another directory advertising contract and tortiously interfered with Coastal's business relationships with its customers. Coastal is seeking damages for lost contract benefits, lost profits and diminution of business value in an unspecified amount, including pre-judgment interest. In January 2002, SPA filed a motion to dismiss certain of Coastal's claims. In September 2002, the court denied SPA's motion to dismiss. In October 2003, the parties settled this dispute and the matter has been dismissed. The settlement would require the Company to pay an amount that will not exceed the amount reserved in the Company's financial statements with respect to this matter.

Other matters
We are also involved in other legal proceedings, claims and litigation arising in the ordinary conduct of our business. Although we cannot assure you of any outcome, management presently believes that the outcome of such legal proceedings will not have a material adverse effect on our results of operations or financial condition.

12.  Guarantees
R.H. Donnelley Inc. is a direct wholly owned subsidiary of the Company and the issuer of the Notes and Pre-acquisition Notes. The Company and the direct and indirect wholly owned subsidiaries of R.H. Donnelley Inc. jointly and severally, fully and unconditionally, guarantee the Notes and Pre-acquisition Notes. At September 30, 2003, R.H. Donnelley Inc.'s direct wholly owned subsidiaries are R.H. Donnelley Publishing & Advertising, Inc., R.H. Donnelley APIL, Inc. and Get Digital Smart.com Inc. R.H. Donnelley Acquisitions, Inc. is a wholly owned subsidiary of R.H. Donnelley APIL, Inc. The following consolidating condensed financial statements should be read in conjunction with the consolidated financial statements of the Company.


                           R.H. Donnelley Corporation
                      Consolidating Condensed Balance Sheet
                               September 30, 2003


                                    R.H.                          R.H.
                                 Donnelley    R.H. Donnelley    Donnelley       Other                      Consolidated
                                   Corp.           Inc.        Publishing &    Guarantor                  R.H. Donnelley
                                  (Parent)       (Issuer)      Advertising    subsidiaries  Eliminations   Corporation
                                ------------- ---------------- ------------- ------------- --------------- --------------
Assets
Cash and cash equivalents..     $       --    $      5,771      $        24   $        7     $        --    $     5,802
Accounts receivable, net...             --              --          220,777           --              --        220,777
Other current assets.......                          4,601           53,441        1,782              --         59,824
Fixed assets, net..........             --          14,748            5,467           --              --         20,215
Investment in subsidiaries.        132,802       2,451,651               --    2,108,301      (4,510,749)       182,005
Intercompany advance.......             --              --               --    2,252,905      (2,252,905)            --

Other non-current assets...             --          87,638                5           --              --         87,643
Intangible assets..........             --              --        1,877,625           --              --      1,877,625
Goodwill...................             --              --           97,040           --              --         97,040
                                ------------- ---------------- ------------- ------------- --------------- --------------

Total assets...............     $  132,802    $  2,564,409      $ 2,254,379   $4,362,995     $(6,763,654)   $ 2,550,931
                                ------------- ---------------- ------------- ------------- --------------- --------------

Liabilities, Redeemable
   Convertible Preferred
   Stock and Shareholders'
   Deficit
Accounts payable and accrued
   liabilities.............     $       --    $     49,439      $   (48,297)  $   81,030  $      (63,895)   $    18,277
Deferred directory revenue.             --              --          217,417           --              --        217,417
Accrued interest payable...             --          30,037                                                       30,037
Current portion long-term debt          --          57,540               --           --              --         57,540
Long-term debt.............             --       2,057,821               --           --              --      2,057,821
Other long-term liabilities...          --          77,026            1,774           --         (41,763)        37,037
Intercompany loan..........             --              --        2,152,915           --      (2,152,915)            --

Redeemable convertible
   preferred stock.........        193,968              --               --           --              --        193,968

Shareholders' (deficit) equity     (61,166)        292,546          (69,430)   4,281,965      (4,505,081)       (61,166)
                                ------------- ---------------- ------------- ------------- --------------- --------------

Total liabilities, redeemable
   convertible preferred
   stock and shareholders'      $  132,802    $  2,564,409      $ 2,254,379   $4,362,995     $(6,763,654)   $ 2,550,931
   deficit.................     ------------- ---------------- ------------- ------------- --------------- --------------



                           R.H. Donnelley Corporation
                 Consolidating Condensed Statement of Operations


                                   R.H.                        R.H.
                                Donnelley        R.H.        Donnelley        Other                     Consolidated
For the Three Months Ended        Corp.      Donnelley Inc. Publishing &    Guarantor                  R.H. Donnelley
September 30, 2003               (Parent)      (Issuer)     Advertising   subsidiaries   Eliminations    Corporation
                               ------------- -------------- ------------- -------------- ------------- ---------------

Net revenue..............        $     --    $    4,594     $  84,715      $      --      $      --      $   89,309
Expenses.................              --        21,437        49,607             31             --          71,075
Partnership and equity income
                                    3,798        46,898            --         58,373        (76,463)         32,606
                               ------------- -------------- ------------- -------------- ------------- ---------------
Operating income.........           3,798        30,055        35,108         58,342        (76,463)         50,840
Interest (expense) income....          --       (47,313)      (48,169)        49,951             --         (45,531)
                               ------------- -------------- ------------- -------------- ------------- ---------------
Pre-tax (loss) income....           3,798       (17,258)      (13,061)       108,293        (76,463)          5,309
Income tax expense (benefit).        (105)      (21,056)       (5,146)        27,713             --           1,406
                               ------------- -------------- ------------- -------------- ------------- ---------------
Net (loss) income........           3,903         3,798        (7,915)        80,580        (76,463)          3,903
Preferred Stock dividend.           5,082            --            --             --             --           5,082
                               ------------- -------------- ------------- -------------- ------------- ---------------
Net (loss) income available
   to common shareholders....    $ (1,179)   $    3,798     $  (7,915)     $  80,580      $ (76,463)     $   (1,179)
                               ------------- -------------- ------------- -------------- ------------- ---------------


For the Three Months Ended
September 30, 2002

Net revenue..............        $     --    $   21,376     $      --      $      --      $      --      $   21,376
Expenses.................              --        16,175            --             15             --          16,190
Partnership and equity income      25,059        28,992            --         34,274        (47,519)         40,806
                               ------------ --------------- ------------- -------------- -------------- --------------
Operating income.........          25,059        34,193            --         34,259        (47,519)         45,992
Interest (expense) income....          --        (7,030)           --          1,782             --          (5,248)
                               ------------ --------------- ------------- -------------- -------------- --------------
Pre-tax income...........          25,059        27,163            --         36,041        (47,519)         40,744
Income tax expense.......              --         2,104            --         13,581             --          15,685
                               ------------ --------------- ------------- -------------- -------------- --------------
Net income...............        $ 25,059    $   25,059     $      --      $  22,460     $  (47,519)     $   25,059
                               ------------ --------------- ------------- -------------- -------------- --------------

For the Nine Months Ended
September 30, 2003

Net revenue..............        $     --    $   17,597     $ 122,766      $      --      $      --      $  140,363
Expenses.................              --        56,817       135,296            442             --         192,555
Partnership and equity
   (loss) income.........         (56,649)       64,237            --        169,911        (85,919)         91,580
                               ------------- -------------- ------------- -------------- ------------- ---------------
Operating (loss) income..         (56,649)       25,017       (12,530)       169,469        (85,919)         39,388
Interest (expense) income....          --      (142,806)     (143,079)       148,425             --        (137,460)
Other income.............              --         1,523            --             --             --           1,523
                               ------------- -------------- ------------- -------------- ------------- ---------------
Pre-tax (loss) income....         (56,649)     (116,266)     (155,609)       317,894        (85,919)        (96,549)
Income tax expense (benefit).        (455)      (59,617)      (61,310)        81,027             --         (40,355)
                               ------------- -------------- ------------- -------------- ------------- ---------------
Net (loss) income........         (56,194)      (56,649)      (94,299)       236,867        (85,919)        (56,194)
Preferred Stock dividend.          53,214            --            --             --             --          53,214
                               ------------- -------------- ------------- -------------- ------------- ---------------
Net (loss) income available
   to common shareholders       $(109,408)   $  (56,649)    $ (94,299)     $ 236,867      $ (85,919)     $ (109,408)
                               ------------- -------------- ------------- -------------- ------------- ---------------


For the Nine Months Ended
September 30, 2002

Net revenue..............        $     --    $   60,098     $        --    $      --      $      --     $  60,098
Expenses.................              --        54,793             --            82             --        54,875
Partnership and equity income      59,409        76,532             --        95,265       (122,388)      108,818
                               ------------- -------------- ------------- -------------- ------------- ---------------
Operating income.........          59,409        81,837             --        95,183       (122,388)      114,041
Interest (expense) income....          --       (22,789)            --         5,347             --       (17,442)
                               ------------- -------------- ------------- -------------- ------------- ---------------
Pre-tax income...........          59,409        59,048             --       100,530       (122,388)       96,599
Income tax expense (benefit).          --          (361)            --        37,551             --        37,190
                               ------------- -------------- ------------- -------------- ------------- ---------------
Net income...............        $ 59,409    $   59,409     $        --    $  62,979      $(122,388)    $  59,409
                               ------------- -------------- ------------- -------------- ------------- ---------------



                           R.H. Donnelley Corporation
                 Consolidating Condensed Statement of Cash Flows



                                  R.H. Donnelley    R.H. Donnelley   R.H. Donnelley        Other          Consolidated
For the Nine Months Ended               Corp.           Inc.          Publishing &       Guarantor       R.H. Donnelley
September 30, 2003                    (Parent)        (Issuer)        Advertising       subsidiaries       Corporation
                                   ---------------- -------------- ------------------ ------------------ -----------------

Cash flow from operations....      $         --      $ (129,950)       $ 43,954          $ 312,093        $ 226,097
Cash flow from investing
activities...................            69,300        (410,241)        (32,292)                --         (373,233)
Cash flow from financing
activities...................           (69,300)        538,217         (11,638)          (312,128)         145,151
                                   ---------------- -------------- ------------------ ------------------ -----------------
Change in cash...............                --          (1,974)             24                (35)          (1,985)
Cash at beginning of period..                --           7,745              --                 42            7,787
                                   ---------------- -------------- ------------------ ------------------ -----------------
Cash at end of period........      $         --      $    5,771        $     24          $       7        $   5,802
                                   ---------------- -------------- ------------------ ------------------ -----------------

For the Nine Months Ended
September 30, 2002

Cash flow from operations....      $         --      $   (8,526)       $     --          $  64,979        $  56,453
Cash flow from investing
activities...................                --          (2,496)             --                 --           (2,496)
Cash flow from financing
activities...................                --           6,081              --            (64,914)         (58,833)
                                   ---------------- -------------- ------------------ ------------------ -----------------
Change in cash...............                --          (4,941)             --                 65           (4,876)
Cash at beginning of period..                --          14,667              --                 54           14,721
                                   ---------------- -------------- ------------------ ------------------ -----------------
Cash at end of period........      $         --      $    9,726        $     --          $     119        $   9,845
                                   ---------------- -------------- ------------------ ------------------ -----------------


13.  Recent Accounting Pronouncements
In December 2002, the FASB issued FAS 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment to FAS 123" ("FAS 148"). This statement provides alternative methods of transition for a voluntary change to the fair value method of accounting for stock based employee compensation. In addition, the statement amends the disclosure requirements of FAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock based employee compensation and the effect of the method on reported results. We have not voluntarily adopted the provisions of FAS 123; however, we have implemented the disclosure requirements of FAS 148.

In January 2003, the FASB issued Interpretation No. 46 "Consolidation of Variable Interest Entities" ("FIN 46"). This Interpretation addresses the consolidation by business enterprises of variable interest entities, or special-purposes entities. The effective date of FIN 46 has been delayed until the fourth quarter 2003; however, we reviewed the provisions of FIN 46 and concluded that the adoption of FIN 46 would not have a material impact on our financial position or results of operations.

In May 2003, the FASB issued FAS 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity" ("FAS 150"). This statement establishes standards for the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. The statement was effective July 1, 2003. Our redeemable convertible preferred stock represents a financial instrument with characteristics of both liabilities and equity. We have applied the provisions of FAS 150 and determined that the classification and measurement of our redeemable convertible preferred stock is appropriate.

Item 2.   Management's Discussion and Analysis of Financial Condition and
          ---------------------------------------------------------------
          Results of Operations
          ---------------------

Forward-Looking Information
Certain statements contained in this Form 10-Q regarding R.H. Donnelley's future operating results, performance, business plans or prospects and any other statements not constituting historical fact are "forward-looking statements" subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. Where possible, words such as "believe," "expect," "anticipate," "should," "will," "would," "planned," "estimated," "potential," "goal," "outlook," "could," and similar expressions, are used to identify such forward-looking statements. All forward-looking statements reflect only our current beliefs and assumptions with respect to our future results, business plans, and prospects, and are based solely on information currently available to us. Accordingly, these statements are subject to significant risks and uncertainties and our actual results, business plans and prospects could differ significantly from those expressed in, or implied by, these statements. We caution readers not to place undue reliance on, and we undertake no obligation to update, other than imposed by law, any forward-looking statements. Any information included in the Form 10-Q is deemed to update and supercede any identical or substantially similar information previously disclosed by the Company. Unless otherwise indicated, the terms "Company," "we," "us" and "our" refer to R.H. Donnelley Corporation and its direct and indirect wholly owned subsidiaries. Such risks and uncertainties are described in detail in our Annual Report on Form 10-K for the year ended December 31, 2002.

The Company
On January 3, 2003, we acquired Sprint Corporation's ("Sprint") directory operations, Sprint Publishing & Advertising ("SPA") for $2,229.8 million in cash and are now the publisher of 260 revenue-generating Sprint Yellow Pages(R) directories in 18 states. Prior to the acquisition, we served as the exclusive sales agent and pre-press publishing vendor for Sprint Yellow Pages directories in certain markets. The acquisition transformed us from a sales agent and pre-press vendor into a leading publisher of yellow pages directories. The acquisition was accounted for as a purchase business combination and the purchase price was allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their respective fair values on the acquisition date. The results of the SPA business are included in our consolidated results from and after January 3, 2003, the acquisition closing date. SPA is now operated as R.H. Donnelley Publishing & Advertising, Inc. ("RHDPA"), an indirect, wholly owned subsidiary of the Company.

Through the DonTech Partnership ("DonTech"), we are also the exclusive sales agent to sell yellow pages advertising for 129 SBC Communications Inc. ("SBC") directories in Illinois and northwest Indiana. DonTech was not affected by the SPA acquisition and continues to act as the exclusive sales agent to SBC.

We have revised our historical segment reporting to reflect the change in the business that resulted from the SPA acquisition and to reflect the way management now reviews and analyzes the business. Our reportable operating segments are Donnelley and DonTech.

Donnelley
Our Donnelley segment includes the revenue from advertising sales in our Sprint Yellow Pages directories, pre-press publishing services and miscellaneous revenue from the sale of directories and finance charges on past due accounts as well as all operating and administrative expenses. The annual billing value of the advertisements sold in a directory ("publication sales") is deferred when a directory is published and recognized ratably over the life of a directory, which is typically twelve months ("deferral and amortization method"). The amount of directory revenue and corresponding receivables is reduced by an allowance for sales claims and an allowance for bad debts, respectively. Prior to the acquisition, we sold yellow pages advertising in certain Sprint Yellow Pages directories on behalf of SPA and earned a commission based on the contract value of those sales, subject to an allowance for sales claims and an allowance for bad debts.

We also earn revenue from SBC for pre-press publishing and billing services for the yellow pages directories for which DonTech sells advertising and for sales related computer application services. The fees received for these services are included in our Donnelley segment, as they relate more to our pre-press publishing services than DonTech sales activities.

DonTech
DonTech is a 50/50 perpetual partnership in which the Company and an operating unit of SBC are the partners. DonTech acts as the exclusive sales agent for yellow pages directories published by SBC in Illinois and northwest Indiana. As a sales agent for SBC, DonTech earns commission revenue based on the annual value of sales contracts executed during the period ("calendar sales"). We also earn revenue participation income based on the level of calendar sales during the period. Our income associated with DonTech is comprised of our 50% interest in the net income of DonTech and revenue participation income received directly from SBC. Although DonTech provides advertising sales of yellow pages and other directory products similar to Donnelley, the partnership is considered a separate operating segment since, among other things, it has its own Board of Directors and the employees of DonTech, including officers and managers, are not employees of the Company.

DonTech's net income and our revenue participation income are directly correlated to DonTech's calendar sales and a material decline in their calendar sales could have an adverse effect on our consolidated results. DonTech manages the sale of advertising ("sales campaign") on a directory-by-directory basis or project basis (a project consists of two or more directories in a geographic area). A typical sales campaign lasts two to five months and ends approximately two months prior to publication. Accordingly, changes in the beginning and ending dates of a sales campaign and the actual sales recorded at any point during the sales campaign can vary from one period to the next. These variations, or timing factors, can cause income from DonTech to be materially different from the prior year comparative period.

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

Principles of Consolidation. The consolidated financial statements include the accounts of R.H. Donnelley Corporation and its direct and indirect wholly owned subsidiaries. All intercompany transactions and balances have been eliminated. We account for DonTech under the equity method. DonTech is a separate legal entity that provides its services with its own employees and stand-alone management team. No employees of either RHD or SBC are involved in the day-to-day operations of DonTech and, because the partners share equally in the net profits and each has one voting member on the DonTech Board, neither partner has the unilateral ability to control or influence the operations of DonTech. Accordingly, DonTech's revenue and expenses are not consolidated in our financial statements, but our share of its net profits is reported as partnership income in our consolidated statements of operations.

Revenue Recognition. We earn revenue from the sale of advertising into our Sprint Yellow Pages directories, pre-press publishing services and miscellaneous revenue from the sale of directories and finance charges on past due accounts. Revenue from the sale of advertising is recognized under the deferral and amortization method. Revenue from the sale of advertising is recorded net of an allowance for sales claims, estimated based on historical experience on a directory-by-directory basis. We increase or decrease this estimate from time to time as information or circumstances indicate that the estimate may no longer adequately represent the amount of claims we may incur for a directory in the future. We estimate our allowance for sales claims as a percentage of revenue. Accordingly, a 1% change in our sales claims allowance rate would impact revenue by $5 to $6 million annually. We provide pre-press publishing services to SBC for those directories in the DonTech markets. Revenue from pre-press publishing services is recognized as services are performed. Miscellaneous revenue is recognized when earned and comprises less than 2% of our total revenue.

For the 2002 period, we earned sales commission revenue from the sale of advertising on behalf of SPA and fees for pre-press publishing services. As a sales agent for SPA, we recognized sales commission revenue, net of an allowance for sales claims and bad debts, at the time an advertising contract was executed with a customer.

Deferred Directory Costs. Deferred directory costs include the direct costs for the selling and production of our directories - sales commissions, printing, paper and initial distribution, as well as an allowance for sales claims and an allowance for bad debts. Deferred directory costs are initially deferred when incurred and recognized ratably over the life of a directory.

Receivables. Advertisers typically enter into a twelve-month contract for their advertising. Most advertisers are billed a pro rata amount of their contract value on a monthly basis. Billed receivables represent the amount that has been billed to advertisers. Unbilled receivables represent amounts for published directories that have yet to be billed to advertisers in accordance with the terms of their contract. Billed and unbilled receivables are recorded net of an allowance for bad debts, estimated based on historical experience on a directory-by-directory basis. We increase or decrease this estimate from time to time as information or circumstances indicate that the estimate may no longer adequately represent the amount of bad debts we may incur for a directory in the future. We estimate our bad debts as a percentage of revenue. Accordingly, a 1% change in our bad debt rate would impact expenses by $5 to $6 million annually.

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

Concentration of Credit Risk. Approximately 85% of our advertising revenue is derived from the sale of advertising to local small- and medium-sized businesses. These advertisers typically enter into twelve-month advertising sales contracts and typically make monthly payments over the term of the contract. Some advertisers pre-pay the full amount or a portion of the contract value. Many new advertisers are subject to a credit review. If the advertisers qualify, we may extend credit to them for their advertising purchase. Small- and medium-sized businesses tend to have fewer financial resources and higher financial failure rates than large businesses. In addition, full collection of delinquent accounts can take an extended period of time and involve significant costs. While we do not believe that extending credit to our local advertisers will have a material adverse effect on our results of operations or financial condition, no assurances can be given. We do not require collateral from our advertisers, although we do charge interest to advertisers who do not pay within specified due dates.

The remaining 15% of our advertising revenue is derived from the sale of advertising to national or large regional chains, such as rental car companies, automobile repair shops and pizza delivery businesses. Substantially all of the revenue derived through national accounts is serviced through Certified Marketing Representatives ("CMRs"), with which we contract. CMRs are independent third parties that act as agents for national companies. The CMRs are responsible for billing the national customers for their advertisement. We receive payment for the value of advertising placed in our directory, net of the CMR's commission, directly from the CMR. While we are still exposed to credit risk, the amount of losses from these accounts have historically been less than the local accounts as the advertisers, and in some cases, the CMRs tend to be larger companies with greater financial resources than the local advertisers.

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

At September 30, we had interest rate swap agreements with major financial institutions with a notional value of $255 million. We are exposed to credit risk in the event that one or more of the counterparties to the agreements does not, or cannot meet their obligation. The notional amount is used to measure interest to be paid or received and does not represent the amount of exposure to credit loss. The loss would be limited to the amount that would have been received, if any, over the remaining life of the swap agreement. The counterparties to the swap agreements are major financial institutions with credit ratings of A or higher. While we do not currently foresee a material credit risk associated with these swap agreements, no assurances can be given.

Identifiable Intangible Assets and Goodwill. Identifiable intangible assets consist of directory services agreements between Sprint and the Company entered into as part of the SPA acquisition, established customer relationships and trade names acquired as part of the SPA acquisition. The estimated fair value and useful lives of these intangible assets were determined based on an independent valuation and deemed by management to be reasonable. The fair value of these intangible assets is being amortized over their estimated useful lives. Annual amortization expense for the next five years is approximately $50 million. An increase or decrease of one year in the estimated useful lives of each of these assets would change the annual amortization expense by approximately $2 million.

The directory services agreements consist of a directory services license agreement, a trademark license agreement and a non-competition agreement (collectively "Directory Services Agreements"). The fair value of these agreements was determined based on the present value of estimated future cash flows and is being amortized under the straight-line method over 50 years.

The fair value of customer relationships was determined based on the present value of estimated future cash flows and historical attrition rates and is being amortized under an accelerated method that recognizes that the value derived from customer relationships is greater in the earlier years and steadily declines over time. The weighted average useful life of these relationships is 18 years.

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

Derivative Financial Instruments. At September 30, 2003, we had interest rate swap agreements with a total notional value of $255 million. These agreements effectively convert $255 million of variable rate debt to fixed rate debt, mitigating our exposure to changes in interest rates on variable rate debt. Under the terms of these agreements, we receive variable interest based on three-month LIBOR and pay a fixed rate of 2.85%. The swaps mature on March 31, 2007.

The interest rate swaps have been designated as cash flow hedges to hedge three-month LIBOR-based interest payments on $255 million of bank debt. To the extent the swaps are effective, changes in the fair value of the swaps are recorded in other comprehensive income, a component of shareholders' equity. Any ineffectiveness is recorded through earnings. Through September 30, 2003, the cash flows from the swaps exactly offset the interest payments made during the quarter on $255 million of bank debt such that no ineffectiveness was charged to earnings.

On October 6, 2003, we executed an additional interest rate swap agreement with a notional value of $150 million. Under the terms of this agreement, we receive variable interest based on three-month LIBOR and pay a fixed rate of 1.959%. This swap has also been designated as a cash flow hedge to hedge three-month LIBOR-based interest payments on $150 million of bank debt. This swap matures October 9, 2005.

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


                              RESULTS OF OPERATIONS
             Three and nine months ended September 30, 2003 and 2002

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

REPORTED RESULTS
----------------

Net Revenue
Revenue is derived entirely from our Donnelley segment. We earn revenue primarily from the sale of advertising in our Sprint Yellow Pages directories and from pre-press publishing services. Net revenue was $89.3 million and $140.4 million for the quarter and nine months ended September 30, 2003, respectively, compared to $21.4 million and $60.1 million for the quarter and nine months ended September 30, 2002, respectively. This increase is explained in the following paragraphs.

Net revenue from the sale of advertising was $84.0 million and $120.7 million for the three and nine months ended September 30, 2003, respectively, compared to $13.0 million and $34.9 million for the three and nine months ended September 30, 2002, respectively. The increase in directory revenue is due to the acquisition. Directory revenue in 2003 includes the amortization of publication sales for directories published subsequent to the acquisition under the deferral and amortization method whereas directory revenue for the 2002 periods included only commission revenue on advertising sales made on behalf of SPA.

Revenue from pre-press publishing services for the three and nine months ended September 30, 2003 was $4.6 million and $17.6 million, respectively, compared to $8.4 million and $25.2 million for the three and nine months ended September 30, 2002, respectively. This decline was primarily due to the loss of revenue from SPA and an independent third-party publisher. As a result of the acquisition, pre-press publishing services previously provided to SPA are now performed internally with revenue and expenses eliminated in consolidation. The service contract with the independent third-party publisher expired December 31, 2002 and all services provided ceased at the end of March 2003 when all data was transitioned to the publisher.

Expenses
Expenses are derived entirely from our Donnelley segment. Total expenses were $71.1 million and $192.6 million for the three and nine months ended September 30, 2003, respectively, and $16.2 million and $54.9 million for the three and nine months ended September 30, 2002, respectively. Operating expenses were $39.7 million and $106.5 million for the three and nine months ended September 30, 2003, respectively, and $11.5 million and $37.7 million for the three and nine months ended September 30, 2002, respectively. The increase in operating expenses in the 2003 periods is primarily due to the acquisition and our new role as publisher compared to our prior role as a sales agent.

Direct sales costs, which includes sales person compensation and lease expense for sales offices, were $10.4 million and $24.5 million higher than last year's three and nine months ended September 30, 2002, respectively, due to a greater number of directories, more sales personnel and more sales offices resulting from the SPA acquisition. As a publisher, we also incur costs for the printing (including the cost of paper) and distribution of directories, as well as marketing and advertising costs, which we did not incur as a sales agent. Total expenses for these items for the three and nine months ended September 30, 2003 were $9.6 million and $19.4 million, respectively. Publishing and information technology expenses also increased by $7.5 million and $19.6 million in the three and nine months ended September 30, 2003, respectively as a result of the post-acquisition expanded business activities and personnel. Operating expenses also include $1.0 million and $4.2 million for the three and nine months ended September 30, 2003, respectively, for the non-cash amortization of a purchase accounting adjustment that increased the acquired deferred directory costs to fair value.

As a result of continued improvements in our accounts receivable collection processes, the estimated amount provided for bad debts for certain directories exceeded the actual write-offs incurred for those directories. Accordingly, an adjustment of $6.5 million was recognized in the third quarter of 2003 to more properly reflect our best estimate of the allowance for bad debts. The estimate of bad debts for a directory is established at the time of publication based on historical information available at the time of publication. Due to the annual billing cycle of a directory, actual bad debts for a directory may not be known until up to eighteen months after the publication of that directory. Because of improvements in the accounts receivable collection processes, we were able to collect more of the receivables from these directories than originally estimated. Our estimated bad debt rates for current directories have been properly adjusted to reflect the effect of the improvements in the collection processes. Operating expenses for the three and nine months ended September 30, 2003 also benefited from a $2.3 million and $3.4 million adjustment, respectively, for print and paper accruals for certain directories as the ultimate cost was less than the original estimate.

General and administrative expenses were $14.8 million and $37.0 million for the quarter and nine months ended September 30, 2003, respectively, and $3.1 million and $12.5 million for the quarter and nine months ended September 30, 2002, respectively. The increase is largely attributed to additional general and administrative expenses related to the acquired SPA business, restructuring costs for the shutdown of duplicate facilities, the relocation of the corporate offices to Raleigh, North Carolina and higher insurance costs. General and administrative expenses related to the acquired SPA business were $3.6 million and $9.9 million for the quarter and nine months ended September 30, 2003, respectively. Restructuring costs were $5.0 million in the quarter and $8.1 million for the nine months ended September 30, 2003. The cost of insurance was $1.0 million and $2.7 million higher for the quarter and nine months ended September 30, 2003, respectively compared to the prior year periods due to post-acquisition expanded business activities and an increase in insurance premiums.

Depreciation and amortization was $16.6 million and $49.1 million for the three and nine months ended September 30, 2003, respectively, and $1.6 million and $4.7 million for the three and nine months ended September 30, 2002, respectively. The increase is primarily due to the amortization of acquired intangible assets, which was not incurred in 2002. Amortization of intangible assets was $12.5 million and $37.4 million for the three and nine months ended September 30, 2003, respectively. Depreciation of fixed assets and amortization of computer software was $2.5 million higher for the quarter and $7.0 million higher for the nine-month period due to the acquisition of SPA depreciable assets.

Partnership Income
Partnership income includes our 50% share of the net income of DonTech and revenue participation income from SBC. Partnership income in 2002 also included priority distribution income on our membership interest in CenDon, LLC, which we no longer recognize as a result of the SPA acquisition.

Partnership income was $32.6 million in the third quarter of 2003 compared to $40.8 million in the third quarter of 2002, and $91.6 million for the nine months ended September 30, 2003 compared to $108.8 million for the nine months ended September 30, 2002. Included in 2002 partnership income was CenDon priority distribution income of $6.4 million and $15.8 million for the quarter and nine months ended September 30, 2002, respectively. The remaining decrease in partnership income for the 2003 quarter and year-to-date periods was due to lower calendar sales at DonTech resulting from continued weak economic conditions in the Midwest and intense competition in the Chicago local media market. DonTech calendar sales were 4.3% lower than last year's third quarter and 2.0% lower than the nine-month period ended September 30, 2002. Lower partnership expenses are partially offsetting the impact on partnership income from lower calendar sales. See "- Advertising Sales" below for a reconciliation of DonTech calendar sales, a non-GAAP measure, to reported partnership income, the most comparable GAAP measure.

Operating Income (Loss)
Operating income was $50.8 million and $39.4 million for the quarter and nine months ended September 30, 2003, respectively, and $46.0 million and $114.0 million for the quarter and nine months ended September 30, 2002, respectively. Operating income from the Donnelley segment was $18.2 million for the quarter ended September 30, 2003 and $11.6 million for the quarter ended September 30, 2002. The increase is due to the increases in revenue and expenses resulting from the acquisition. The Donnelley segment had an operating loss of $52.2 million for the nine months ended September 30, 2003 and operating income of $21.1 million for the nine months ended September 30, 2002. The significant decline in year-to-date Donnelley operating income was mainly due to purchase accounting rules that prevent us from recognizing deferred revenue and expenses associated with those directories published prior to the acquisition (including all January 2003 directories) and the increase in expenses incurred as a publisher.

Operating income from DonTech was $32.6 million in the third quarter of 2003 compared to $34.4 million in the third quarter of 2002, and $91.6 million for the nine months ended September 30, 2003 compared to $93.0 million for the nine months ended September 30, 2002. See "- Partnership Income" above for a discussion of DonTech income.

Interest Expense
Net interest expense was $45.5 million and $137.5 million for the quarter and nine months ended September 30, 2003, respectively, and $5.2 million and $17.4 million for the quarter and nine months ended September 30, 2002, respectively. Interest expense in 2003 is significantly higher than interest expense in 2002 due to the substantial amount of debt issued in connection with the SPA acquisition (see "- Liquidity and Capital Resources").

Other Income
Other income of $1.5 million in the nine month period ended September 30, 2003 represents a gain on hedging activities. At December 31, 2002, a $75 million notional value interest rate swap did not qualify for hedge accounting treatment due to the then-pending repayment of existing variable rate debt in connection with the SPA acquisition. In December 2002, a charge of $1.5 million was recorded to reclassify the cumulative change in the fair value of the swap that was previously recognized in accumulated other comprehensive loss on the balance sheet to earnings. Due to the loss of hedge accounting treatment, a gain of $1.5 million was recognized in earnings in 2003. The swap matured in June 2003.

Net Income (Loss), Net Income (Loss) Available to Common Shareholders and Earnings (Loss) Per Share
Net income for the third quarter 2003 was $3.9 million and a loss of $56.2 million for the nine months ended September 30, 2003 compared to net income of $25.1 million and $59.4 million for the three and nine months ended September 30, 2002, respectively. The results for 2003 have been effected by purchase accounting rules that prevented us from recognizing deferred revenue and expenses associated with those directories published prior to the acquisition, higher expenses as a publisher and significantly higher interest expense due to acquisition financing. The Preferred Stock dividend was $5.1 million for the three months ended September 30, 2003 and $53.2 million for the nine months ended September 30, 2003. The three and nine month Preferred Stock dividend amounts include a "deemed dividend" of $0.9 million and $41.0 million, respectively related to a beneficial conversion feature. The resulting net loss available to common shareholders was $1.2 million and $109.4 million for the three and nine months ended September 30, 2003.

Basic and diluted earnings per share were a loss of $0.04 and $3.58 for the quarter and nine months ended September 30, 2003, respectively. Because there was a net loss available to common shareholders for the three and nine months ended September 30, 2003, diluted earnings per share were anti-dilutive compared to basic earnings per share. Diluted earnings per share cannot be greater (or less of a loss) than basic earnings per share; therefore, basic and diluted earnings per share reported for the three and nine months ended September 30, 2003 were the same. Basic and diluted earnings per share for the three months ended September 30, 2002 were $0.84 and $0.83, respectively and basic and diluted earnings per share for the nine months ended September 30, 2002 were $2.01 and $1.96, respectively.

ADJUSTED AND PRO FORMA RESULTS
------------------------------

As a result of the SPA acquisition, our 2003 results are not comparable to our previously reported 2002 results. Additionally, due to purchase accounting rules that prevent us from recognizing deferred revenue and expenses associated with directories that published prior to the acquisition, our reported 2003 results are not indicative of our underlying operations and financial performance. Accordingly, management is presenting adjusted results for 2003 that eliminate the purchase accounting impacts on revenue and expenses and pro forma results for 2002 that assume the acquisition and related financing occurred January 1, 2002. Management believes that the presentation of these adjusted and pro forma results will help investors better and more easily compare 2003 underlying operating results versus what the combined company performance would likely have been in the comparable 2002 periods. However, while management believes that the 2002 pro forma amounts reasonably represent results as if the two businesses had been combined as of January 1, 2002, because of differences in the application of accounting policies between SPA and RHD, management does not believe the pro forma 2002 amounts are strictly comparable to adjusted 2003 results on a quarterly basis, particularly with respect to expenses.


amounts in millions                                             Three months ended September 30,
                                                    ---------------------------------------------------------
                                                        Reported        Adjustments             Adjusted
                                                    ----------------- ----------------- ---- ----------------
2003
Net revenue.................................               $  89.3          $   53.2    (1)       $  142.5
Operating expenses..........................                  39.7              12.7    (1)           52.4
General and administrative expenses.........                  14.8                --                  14.8
Depreciation and amortization...............                  16.6                --                  16.6
Partnership income..........................                  32.6                --                  32.6
                                                    ----------------- ----------------- ---- ----------------
Operating income............................               $  50.8          $   40.5              $   91.3
                                                    ----------------- ----------------- ---- ----------------

                                                        Reported        Adjustments             Pro forma
                                                    ----------------- ----------------- ---- ----------------
2002
Net revenue.................................               $  21.4          $  120.9    (2)       $  142.3
Operating expenses..........................                  11.5              45.7    (3)           57.2
General and administrative expenses.........                   3.1               6.8    (4)            9.9
Depreciation and amortization...............                   1.6              14.6    (5)           16.2
Partnership income..........................                  40.8              (6.4)   (6)           34.4
                                                    ----------------- ----------------- ---- ----------------
Operating income............................               $  46.0          $   47.4              $   93.4
                                                    ----------------- ----------------- ---- ----------------

amounts in millions                                            Nine months ended September 30,
                                                   ---------------------------------------------------------
                                                       Reported         Adjustments            Adjusted
                                                   ------------------ ---------------- ---- ----------------
2003
Net revenue.................................               $ 140.4          $  289.2    (1)       $  429.6
Operating expenses..........................                 106.5              58.7    (1)          165.2
General and administrative expenses.........                  37.0                --                  37.0
Depreciation and amortization...............                  49.1                --                  49.1
Partnership income..........................                  91.6                --                  91.6
                                                   ------------------ ---------------- ---- ----------------
Operating (loss) income.....................               $  39.4          $  230.5              $  269.9
                                                   ------------------ ---------------- ---- ----------------

                                                       Reported         Adjustments            Pro forma
                                                   ------------------ ---------------- ---- ----------------
2002
Net revenue.................................               $  60.1          $  369.3    (2)       $  429.4
Operating expenses..........................                  37.7             150.7    (3)          188.4
General and administrative expenses.........                  12.5              16.5    (4)           29.0
Depreciation and amortization...............                   4.7              43.9    (5)           48.6
Partnership income..........................                 108.8             (15.8)   (6)           93.0
                                                   ------------------ ---------------- ---- ----------------
Operating income............................               $ 114.0          $  142.4              $  256.4
                                                   ------------------ ---------------- ---- ----------------

(1) Represents the net revenue and direct costs for directories published prior to the acquisition that would have been recognized during the period had it not been for purchase accounting adjustments required under GAAP in accordance with RHD's accounting policies.
(2) Represents revenue recognized by SPA during the period less RHD commission revenue and pre-press publishing revenue from SPA included in the reported amounts. The RHD commission revenue and pre-press publishing revenue would have been eliminated as intercompany revenue had the acquisition occurred on January 1, 2002. Revenue recognized by SPA for the quarter and nine months ended September 30, 2002 was $135.5 million and $409.3 million, respectively, and RHD commission revenue and pre-press publishing revenue from SPA for the quarter and nine months ended September 30, 2002 was $14.6 million and $40.0 million, respectively.
(3) Represents operating expenses recognized by SPA during the period, net of commission and pre-press publishing expenses for services provided by RHD, plus an expense related to the amortization of a purchase accounting adjustment recorded to increase acquired deferred directory costs to fair value. The SPA commission and pre-press publishing expenses for services provided by RHD would have been eliminated as intercompany expenses had the acquisition occurred on January 1, 2002. SPA expenses for the quarter and nine months ended September 30, 2002, net of commission and pre-press publishing expenses for services provided by RHD were $45.0 million and $142.5 million, respectively, and the additional expense related to a required purchase accounting adjustment for the quarter and nine months ended September 30, 2002 was $0.7 million and $8.2 million, respectively.
(4) Represents general and administrative expenses recognized by SPA during the period.
(5) Represents depreciation and amortization expense recognized by SPA for the quarter and nine months ended September 30, 2002 of $2.2 million and $6.5 million, respectively plus amortization expense for intangible assets acquired in the acquisition assuming it occurred on January 1, 2002 of $12.4 million and $37.4 million for the quarter and nine months ended September 30, 2002, respectively.
(6) Represents income from CenDon, LLC recognized by RHD and included in reported amounts, which would have been eliminated as intercompany income had the acquisition occurred on January 1, 2002.

Adjusted net revenue in the third quarter 2003 was $142.5 million, consistent with pro forma revenue of $142.3 million in the third quarter of 2002. Adjusted and pro forma net revenue for the nine months ended September 30, 2003 and 2002 were also consistent at $429.6 million and $429.4 million, respectively. The flat revenue from the prior year periods is primarily due to the loss of pre-press publishing revenue from the independent third-party publisher and the deferred effect of publication cycle sales growth on revenue. Under the deferral and amortization method of revenue recognition, revenue from directory advertising sales are recognized ratably over the life of the directory, which is typically twelve months. Accordingly, the slight increase in advertising sales during 2003 is not immediately recognized in revenue.

Adjusted operating expenses in the third quarter 2003 were $52.4 million compared to pro forma operating expenses of $57.2 million for the same period last year. Adjusted operating expenses for the nine months ended September 30, 2003 were $165.2 million compared to pro forma operating expenses of $188.4 million for the nine months ended September 30, 2002. These decreases were primarily attributable to lower bad debt expense for the three and nine months ended September 30, 2003 of approximately $7 million and $14 million, respectively, and lower print and paper costs for the three and nine months ended September 30, 2003 of approximately $2 million and $8 million, respectively. The reduction in bad debt expense is due to improvements in the collection processes resulting in lower reserve rates on recently published directories and a favorable adjustment in the third quarter of $6.5 million to more properly reflect our best estimate of the allowance for bad debts. As a result of continued improvements in our accounts receivable collection processes, the estimated amount provided for bad debts for certain directories exceeded the actual write-offs incurred for those directories. The reduction in print and paper costs is due to lower paper prices and fewer pages in 2003 directories. Print and paper costs also benefited from a favorable adjustment of $2.3 million in the third quarter 2003 and $3.4 million in the nine months ended September 30, 2003 for certain directories as the ultimate cost was less than the original estimated liability.

Adjusted general and administrative expenses in the third quarter 2003 were $14.8 million compared to pro forma general and administrative expenses of $9.8 million in the third quarter 2002. Adjusted general and administrative expenses for the nine months ended September 30, 2003 were $37.0 million compared to pro forma general and administrative expenses of $29.0 million for the nine months ended September 30, 2002. The increase in the 2003 periods was primarily due to restructuring costs of $5.0 million in the quarter and $8.1 million through September 30, 2003 for the shutdown of one of our pre-press publishing facilities in Tennessee and the relocation of corporate headquarters to Raleigh, North Carolina.


Advertising Sales
Management utilizes publication sales as its primary sales performance measure. Management believes that a comparison of publication sales for the same directories from one period to another gives a better indication of underlying sales trends, economic conditions and business confidence than a comparison of directory revenue on a GAAP basis due to the deferral and amortization method. Because directory revenue is recognized ratably over the life of a directory under the deferral and amortization method, the amount of revenue recognized during a period is not directly related to the sales trends, economic conditions and business confidence during that period. Publication sales are comparable to a "same-store" sales measure and are utilized and disclosed by many directory publishers, thus facilitating comparison of sales performance between publishers.

For the third quarter 2003, publication sales for the Donnelley segment were $160.3 million, up 2.2% from publication sales of $156.8 million last year. Through September 30, 2003, publication sales were $438.3 million, up 1.4% from publication sales of $432.4 through September 30, 2002. The 2.2% increase in publication sales in the quarter resulted from favorable sales performance in two of our major markets, Las Vegas and southwest Florida. The year-to-date increase was held down by weaker performance in several military markets due to troop deployment in connection with the Iraqi conflict. Publication sales are a non-GAAP measure and the most comparable GAAP measure related to the Donnelley segment is net revenue. A reconciliation of publication sales to net revenue for the Donnelley segment is presented below.


                                                            For the Three Months            For the Nine Months
                                                            Ended September 30,              Ended September 30,
                                                       ------------------------------- -------------------------------
amounts in millions                                         2003            2002            2003            2002
                                                       --------------- --------------- ---------------- --------------

Publication sales in the period..................        $   160.3       $   156.8         $   438.3      $   432.4
Less publication sales for January 2003 directories
   not recognized as revenue due to purchase
   accounting....................................                                             (102.4)
Less publication sales not recognized as revenue in
   current period................................           (121.8)                           (271.1)
Less publication sales for SPA directories not sold
   by RHD........................................                           (106.4)                          (306.9)
Plus revenue recognized from prior period
   publication sales.............................             45.5                              55.9
                                                       --------------- --------------- ---------------- --------------
Publication sales reported by RHD in 2002........                             50.4                            125.5
Less the value of executed sales contracts reported
   as calendar sales in prior periods............                            (49.7)                           (95.7)
Plus the value of sales contracts executed during
   the period to be reported as publication sales in
   future periods................................                             56.0                            122.5
                                                                       ---------------                  --------------
Calendar sales reported by RHD in 2002...........                        $    56.7                        $   152.3
                                                                       ---------------                  --------------
Net directory advertising revenue................             84.0                             120.7
Net commission revenue on 2002 calendar sales....                        $    13.0                        $    34.9
Pre-press publishing revenue.....................              4.6             8.4              17.6           25.2
Other revenue....................................              0.7              --               2.1             --
                                                       --------------- --------------- ---------------- --------------
Net revenue......................................        $    89.3       $    21.4         $   140.4      $    60.1
                                                       --------------- --------------- ---------------- --------------


Management also utilizes publication sales to evaluate the sales performance of DonTech. Although partnership income from DonTech is not directly correlated to DonTech publication sales, management believes that this measure provides a better indication of underlying sales trends, economic conditions and business confidence in the DonTech markets than calendar sales or partnership income. Publication sales at DonTech represent the annual billing value of the SBC directories published during the period for which DonTech sells advertising. For the third quarter, publication sales were $64.2 million, 3.7% lower than publication sales of $66.7 million in the same period of 2002. For the nine month period ended September 30, 2003, publication sales were $243.6 million, 3.1% lower than publication sales of $251.4 million for the nine-month period ended September 30, 2002. These declines reflect the weak economic conditions and business confidence in the Midwest, as well as the impact of local media competition in the Chicago market. Publication sales for DonTech are a non-GAAP measure and the most comparable GAAP measure is partnership income. A reconciliation of DonTech publication sales to calendar sales to partnership income is provided below.


                                                             Three months ended              Nine months ended
                                                                September 30,                  September 30,
                                                        ------------------------------ -------------------------------
amounts in million                                          2003            2002            2003            2002
                                                        -------------- --------------- --------------- ---------------
DonTech publication sales in the period..........           $  64.2        $  66.7         $ 243.6         $ 251.4
Less the value of executed sales contracts reported
   as calendar sales in prior periods............             (62.6)         (63.6)         (235.7)         (240.9)
Plus the value of sales contracts executed during the
   period to be reported as publication sales in
   future periods................................             108.6          112.0           307.6           311.6
                                                        -------------- --------------- --------------- ---------------
DonTech calendar sales in the period.............           $ 110.2        $ 115.1         $ 315.5         $ 322.1
                                                        -------------- --------------- --------------- ---------------

Commission revenue from above calendar sales.....           $  27.8        $  29.1         $  79.7         $  81.3
Partnership net expenses.........................             (15.7)         (15.8)          (47.6)          (49.5)
                                                        -------------- --------------- --------------- ---------------
Partnership profit...............................           $  12.1        $  13.3         $  32.1         $  31.8
                                                        -------------- --------------- --------------- ---------------

Company's 50% share of partnership profits.......           $   6.1        $   6.6         $  16.1         $  15.9
Revenue participation income from SBC sales......              26.5           27.8            75.5            77.1
                                                        -------------- --------------- --------------- ---------------
Total income from DonTech........................              32.6           34.4            91.6            93.0
Priority distribution income from CenDon, LLC....                --            6.4              --            15.8
                                                        -------------- --------------- --------------- ---------------
Partnership income...............................           $  32.6        $  40.8         $  91.6         $ 108.8
                                                        -------------- --------------- --------------- ---------------

                         LIQUIDITY AND CAPITAL RESOURCES

In connection with the SPA acquisition, we entered into a $1,525 million Credit Facility ("Credit Facility"), consisting of a $500 million Term Loan A, a $900 million Term Loan B and a $125 million Revolving Credit Facility (the "Revolver") and issued $325 million 8 7/8% Senior Notes due 2010 ("Senior Notes") and $600 million 10 7/8% Senior Subordinated Notes due 2012 ("Subordinated Notes," and collectively with the Senior Notes, the "Notes"). These funds were used to acquire SPA, refinance existing debt and pay transactions costs. Amounts outstanding prior to the acquisition under our former senior secured term facilities of $114.2 million were refinanced and in connection with a tender offer and exit consent solicitation, we repurchased $128.8 million of the 9 1/8% Senior Subordinated Notes due 2008 ("Pre-acquisition Notes").

Our primary source of liquidity is cash flows from operations as well as available borrowing capacity under the Revolver. At September 30, 2003, there were no outstanding borrowings under the Revolver. Our primary liquidity requirements are to fund operating expenses and service our debt. Our primary sources of cash flow consist mainly of cash receipts from the sale of advertising in our Sprint Yellow Pages directories, revenue participation payments from SBC and cash distributions from DonTech. These sources are directly dependent on the value of yellow pages advertising sold and can be impacted by, among other factors, general economic conditions, competition from other yellow pages directory publishers and other alternative products, consumer confidence and the level of demand for yellow pages advertising. We believe that cash flow from operations, along with borrowing capacity under the Revolver, will be adequate to fund our operations and meet our debt service requirements for at least the next 12 to 24 months. However, we make no assurances that our business will generate sufficient cash flow from operations or that sufficient borrowing will be available under the Revolver to enable us to fund our operations and meet all debt service requirements.

Cash flow from operations was $226.1 million for the nine months ended September 30, 2003 and $56.5 million for the same period in 2002. When we purchased SPA, we acquired the rights to collect of over $250 million of accounts receivables under advertising contracts executed prior to the SPA acquisition, but we did not acquire the associated deferred revenue liability. As a result, the increase in deferred revenue resulted in a source of cash of $217.4 million. Deferred revenue represents the value of published directories that will be recognized as revenue over the remaining life of the directories. Because we did not acquire the pre-acquisition deferred revenue liability of SPA, we are not amortizing the revenue associated with those directories that were published prior to the acquisition (including all January 2003 directories). However, we continue to bill and collect from advertisers the amounts due for directories published prior to the acquisition in accordance with terms of the advertising contract. The increase in other current assets resulted in a use of cash of $37.0 million primarily due to payments made to sales persons and vendors for directories that will publish at a later date. These payments are deferred until the directory is published. Through September 30, 2003, we also made interest payments of $105.8 million for borrowings under our Credit Facility, the Notes and Pre-acquisition Notes. In December 2003, we will make the required semi-annual interest payments of approximately $48.0 on the Notes and Pre-acquisition Notes.

Cash used in investing activities was $373.2 million through September 30, 2003 and $2.5 million through September 30, 2002. In 2003, we paid $2,259.6 million to acquire SPA and fund transaction costs, of which $1,825.0 million raised prior to year-end 2002 was released from escrow in January 2003. Also prior to year-end 2002, we issued $70 million of Preferred Stock to investment partnerships affiliated with The Goldman Sachs Group, Inc. (collectively, the "GS Funds"). The net proceeds of $69.3 million were reported as restricted cash at year-end 2002. The remaining funds were obtained from additional borrowings under the Credit Facility and the issuance of Preferred Stock at the closing (see cash flow from financing activities below).

Cash provided by financing activities was $145.2 million through September 30, 2003 compared to cash used in financing activities of $58.8 million through September 30, 2002. On January 3, 2003, we borrowed $500 million under the Credit Facility and received net proceeds after issuance costs of $461.3 million. We also issued $130 million of Preferred Stock and received net proceeds after issuance costs of $125.7 million. With the proceeds raised from the issuance of debt and Preferred Stock, we refinanced pre-acquisition debt of $243.0 million, which consisted of $114.2 million of variable rate bank debt and $128.8 million of the Pre-acquisition Notes. Through September 30, 2003, we also repaid $219.6 million of acquisition-related debt, net of $37.6 million of borrowings under the Revolver and received $20.8 million from stock option exercises. Cash used by financing activities through September 30, 2002 consisted of debt repayments of $62.5 million and $3.6 million received from stock option exercises.

Item 3.   Quantitative and Qualitative Disclosure About Market Risk
          ---------------------------------------------------------
Risk Management
The Credit Facility bears interest at variable rates. Accordingly, our earnings and cash flow are affected by changes in interest rates. To mitigate our exposure to changes in interest rates, at September 30, 2003, we had interest rate swap agreements with a total notional value of $255 million. These interest rate swaps effectively convert $255 million of variable rate debt to fixed rate debt. Under the terms of these swap agreements, we receive variable interest based on three-month LIBOR and pay a fixed rate of 2.85%. The swaps mature on March 31, 2007. The terms of the Credit Facility require that we maintain a fixed interest rate or interest rate protection on at least 50% of our total outstanding debt. At September 30, 2003, after the effect of the swaps, total fixed rate debt comprised 57% of our total debt portfolio.

In October 2003, we executed an additional interest rate swap agreement with a notional value of $150 million. Under the terms of this agreement, we receive variable interest based on three-month LIBOR and pay a fixed rate of 1.959%. This swap agreement matures October 9, 2005.

The outstanding interest rate swaps expose us to credit risk in the event that the counterparties to the agreements do not or cannot meet their obligations. The notional amount is used to measure interest to be paid or received and does not represent the amount of exposure to credit loss. The loss would be limited to the amount that would have been received, if any, over the remaining life of the swap agreements. The counterparties to the swaps are major financial institutions with a credit rating of A or higher and we expect the counterparties to be able to perform their obligations under the swaps. We use derivative financial instruments for hedging purposes only and not for trading or speculative purposes.

Market Risk Sensitive Instruments
The swaps have been designated as cash flow hedges to hedge three-month LIBOR-based interest payments on $255 million of bank debt. To the extent the swaps provide an effective hedge, changes in the fair value of the swaps are recorded in other comprehensive income, a component of shareholders' equity. Any ineffectiveness is recorded through earnings. The fair value of the swaps was determined based on quoted market prices. At September 30, 2003, the unrealized fair value of the swaps, which represents the difference between what the Company would pay to terminate the swaps, and the book value of the swaps, was a loss of $2.6 million (a loss of $1.5 million after tax). The unrealized after-tax fair value of the swaps was recognized in other comprehensive loss as the cash flows from the swaps exactly offset the interest payments made on $255 million of bank debt.

The interest rate swap executed in October 2003 has also been designated as a cash flow hedge to hedge three-month LIBOR-based interest payments on $150 million of bank debt. To the extent the swap provides an effective hedge, changes in the fair value of the swap will be recorded in other comprehensive income. Any ineffectiveness will be recorded through earnings.


Item 4.   Controls and Procedures
          -----------------------

(a) Evaluation of Disclosure Controls and Procedures. Based on their evaluation, as of the end of the period covered by this Quarterly Report on Form 10-Q, of the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended), the principal executive officer and principal financial officer of the Company have each concluded that such disclosure controls and procedures are effective and sufficient to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission's rules and forms.

(b) Changes in internal controls over financial reporting. There have not been any changes in the Company's internal controls over financial reporting identified in connection with the evaluation described in (a) above that have materially affected, or are reasonably likely to materially affect the Company's internal controls over financial reporting.


PART II.  OTHER INFORMATION
---------------------------

Item 1.  Legal Proceedings
         -----------------

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

While we cannot assure you as to any outcome in these matters, management presently believes that D&B and Moody's have sufficient financial resources, borrowing capacity and indemnity rights against IMS and NMR (who succeeded to Cognizant's indemnity obligations under the Cognizant Distribution) to reimburse us for any payments we may be required to make and related costs we may incur in connection with these tax matters. We understand that D&B has reserved $100 million in its financial statements with respect to these matters.

Utilization of Capital Losses - 1989 - 1990
-------------------------------------------
In 2000, D&B filed an amended tax return with respect to the utilization of capital losses in 1989 and 1990 in response to a formal IRS assessment. The amended tax return reflected an additional $561.6 million of tax and interest due. In 2000, D&B paid the IRS $349.3 million while IMS (on behalf of itself and NMR) paid $212.3 million to the IRS. We understand that these payments were made under dispute in order to stop additional interest from accruing, that D&B is contesting the IRS's formal assessment and would also contest the assessment of amounts, if any, in excess of the amounts paid, and that D&B has filed a petition for a refund in the United States District Court. This case is expected to go to trial in 2004.

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

Royalty Expense Deductions - 1994 - 1996
----------------------------------------
During the second quarter of 2003, D&B received on our behalf an IRS agent's examination report with respect to a partnership transaction entered into by D&B in 1993. Specifically, the IRS is disallowing certain royalty expense deductions claimed by D&B on its 1993 through 1996 tax returns. D&B estimates that the disallowance of the 1995 and 1996 royalty expense deductions would require payment of up to $43 million (tax, interest and penalties, net of associated tax benefits).

Also in the second quarter of 2003, D&B received on behalf of the partnership associated with the above transaction an IRS agent's examination report challenging the tax treatment of certain royalty payments received by the partnership in which D&B was a partner. The IRS is seeking to reallocate certain partnership income to D&B. D&B's share of this income would require an additional payment of $20 million (tax, interest and penalties, net of associated tax benefits). We understand that D&B believes that this position is inconsistent with the IRS' position with respect to the same royalty expense deductions described above.

Again, under the agreements relating to the 1998 and 2000 Distributions, D&B and Moody's have agreed to jointly and severally defend and indemnify us against any such liabilities and related costs.

We understand that D&B has filed protests relating to these proposed adjustments with the IRS Office of Appeals. If the IRS were to prevail in its position, D&B would share responsibility for the matter with Moody's, IMS and NMR, as disclosed above. If D&B were to challenge the assessment in U.S. District Court rather than in U.S. Tax Court, the disputed amounts would need to be paid in advance.

Amortization Expense Deductions - 1997 - 2002
---------------------------------------------
We understand that the IRS has sought certain documentation from D&B with respect to a transaction entered into in 1997 that produces amortization expense deductions for D&B. While we understand that D&B believes the deductions are appropriate, the IRS could ultimately challenge them and issue an assessment. If the IRS were to prevail or the assessment were to be challenged by us in U.S. District Court, we understand that D&B estimates that its cash payment to the IRS with respect to deductions claimed to date and including any potential assessment of penalties could be up to $50 million , net of associated tax benefits. This transaction is scheduled to expire in 2012 and, unless earlier terminated by D&B, the cash exposure, based on current interest rates and tax rates, would increase at a rate of approximately $2.1 million per quarter (including potential penalties) as future amortization expenses are deducted. Again, under the agreements relating to the 1998 and 2000 Distributions, D&B and Moody's are required to jointly and severally indemnify us against any such liability and related costs.

Conclusion
----------
As a result of our assessment of our exposure in these matters, especially in light of our indemnity arrangements with D&B and Moody's, and their financial resources, borrowing capacity and indemnity rights against IMS and NMR, no material amounts have been accrued for in our consolidated financial statements for any of these D&B-related litigation and tax matters.

Coastal Termite and Pest Control
In 2001, Marnan Group, Inc., doing business as Coastal Termite and Pest Control ("Coastal"), filed a complaint in the United States District Court for the Middle District of Florida against SPA. The complaint, as amended, alleged that SPA breached certain directory advertising contracts between 1996 and 1999, fraudulently induced Coastal to enter into another directory advertising contract and tortiously interfered with Coastal's business relationships with its customers. Coastal is seeking damages for lost contract benefits, lost profits and diminution of business value in an unspecified amount, including pre-judgment interest. In January 2002, SPA filed a motion to dismiss certain of Coastal's claims. In September 2002, the court denied SPA's motion to dismiss. In October 2003, the parties settled this dispute and the matter has been dismissed. The settlement would require the Company to pay an amount that will not exceed the amount reserved in the Company's financial statements with respect to this matter.

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

Exhibit   Document
   No.

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

     3.6 Certificate of Designations of Series B-1 Convertible Cumulative Preferred Stock of R.H. Donnelley Corporation (incorporated by reference to Exhibit 3.1 to the Current Report Form 8-K, filed with the Securities and Exchange Commission on December 3, 2002, Commission File No. 001-07155)

     4.1 Indenture dated as of September 5, 1998 between R.H. Donnelley Inc., as Issuer, the Company, as Guarantor, and the Bank of New York, as Trustee, with respect to the 9 1/8% Senior Subordinated Notes due 2008 (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-4, filed with the Securities and Exchange Commission on July 17, 1998, Registration No. 333-59287)

     4.2  Form of the 91/8% Senior Subordinated Notes due 2008 (included in
          Exhibit 4.1)

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

Exhibit   Document
   No.

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

     4.14 Guarantees relating to the 10 7/8% Senior Subordinated Notes due 2012 (incorporated by reference to Exhibit 4.20 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 20, 2003, Commission File No. 001-07155)

Exhibit   Document
   No.

     4.15 Registration Rights Agreement, dated as of December 3, 2002, by and among R.H. Donnelley Inc. and Salomon Smith Barney, Bear, Stearns & Co., Inc. and Deutsche Bank Securities Inc., as representatives of the initial purchasers (incorporated by reference to Exhibit 4.15 to the Registration Statement on Form S-3 filed with the SEC on July 31, 2003, Registration No. 333-104964)

     4.16 Rights Agreement, dated as of October 27, 1998 between R.H. Donnelley Corporation and First Chicago Trust Company (incorporated by reference to Exhibit 4 to the Registration Statement on Form 8-A, filed with the Securities and Exchange Commission on November 5, 1998, Registration No. 001-07155)

     4.17 Amendment No. 1 to Rights Agreement dated as of February 26, 2001 by and among R.H. Donnelley Corporation, First Chicago Trust Company of New York (as initial Rights Agent) and The Bank of New York (as successor Rights Agent) (incorporated by reference to Exhibit 4.5 to the Annual Report on Form 10-K for the year ended December 31, 2000, Commission File No. 001-07155)

     4.18 Amendment No. 2 to Rights Agreement, dated as of September 21, 2002, between the Company and The Bank of New York, as successor Rights Agent (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 1, 2002, Commission File No. 001-07155)

     4.19 Form of Warrant Agreement, dated as of November 25, 2002, between the Company and investment partnerships affiliated with The Goldman Sachs Group, Inc. (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 17, 2003, Commission File No. 001-07155)

     10.1 Form of Distribution Agreement between the Company (f/k/a The Dun & Bradstreet Corporation) and The New Dun & Bradstreet Corporation (incorporated by reference to Exhibit 99.2 to the Form 8-K of the Company (f/k/a The Dun & Bradstreet Corporation), filed on September 30, 1998, Commission File No. 001-07155)

     10.2 Form of Tax Allocation Agreement between the Company (f/k/a The Dun & Bradstreet Corporation) and The New Dun & Bradstreet Corporation (incorporated by reference to Exhibit 99.3 to the Form 8-K of the Company (f/k/a The Dun & Bradstreet Corporation), filed on September 30, 1998, Commission File No. 001-07155)

     10.3 Form of Employee Benefits Agreement between the Company (f/k/a The Dun & Bradstreet Corporation) and The New Dun & Bradstreet Corporation (incorporated by reference to Exhibit 99.4 to the Form 8-K of the Company (f/k/a The Dun & Bradstreet Corporation), filed on September 30, 1998, Commission File No. 001-07155)

     10.4 Form of Intellectual Property Agreement between the Company (f/k/a The Dun & Bradstreet Corporation) and The New Dun & Bradstreet Corporation (incorporated by reference to Exhibit 99.5 to the Form 8-K of the Company (f/k/a The Dun & Bradstreet Corporation), filed on September 30, 1998, Commission File No. 001-07155)

     10.5 Form of Amended and Restated Transition Services Agreement between the Company (f/k/a The Dun & Bradstreet Corporation), The New Dun & Bradstreet Corporation, Cognizant Corporation, IMS Health Incorporated, ACNielsen Corporation and Gartner Group, Inc. (incorporated by reference to Exhibit 99.9 to the Form 8-K of the Company (f/k/a The Dun & Bradstreet Corporation), filed on September 30, 1998, Commission File No. 001-07155)

Exhibit   Document
   No.

     10.6 Credit Agreement among the Company, R.H. Donnelley Inc., The Chase Manhattan Bank, as Administrative Agent and the Lenders party thereto (incorporated by reference to Exhibit 10.9 to the Registration Statement on Form S-4, filed with the Securities and Exchange Commission on July 17, 1998, Registration No. 333-59287)

     10.7 First Amendment to Credit Agreement, dated as of March 4, 1999, among the Company, R.H. Donnelley Inc., The Chase Manhattan Bank, as Administrative Agent, and the Lenders party thereto (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the three months ended March 31, 1999, Commission File No. 001-07155)

     10.8 DonTech II Partnership Agreement, effective August 19, 1997, by and between R.H. Donnelley Inc. (f/k/a The Reuben H. Donnelley Corporation) and Ameritech Publishing of Illinois, Inc. (incorporated by reference to Exhibit 10.10 to Amendment No. 1 to the Registration Statement on Form S-4, filed with the Securities and Exchange Commission on August 7, 1998, Registration No. 333-59287)

     10.9 Revenue Participation Agreement, dated as of August 19, 1997, by and between APIL Partners Partnership and R.H. Donnelley Inc. (f/k/a The Reuben H. Donnelley Corporation) (incorporated by reference to Exhibit
          10.11 to Amendment No. 1 to the Registration Statement on Form S-4, filed with the Securities and Exchange Commission on August 7, 1998, Registration No. 333-59287)

     10.10 Master Agreement, executed August 19, 1997, by and among R.H. Donnelley Inc. (f/k/a The Reuben H. Donnelley Corporation), the Company (f/k/a The Dun & Bradstreet Corporation), The Am-Don Partnership a/k/a DonTech, DonTech II, Ameritech Publishing, Inc., Ameritech Publishing of Illinois, Inc., Ameritech Corporation, DonTech I Publishing Company LLC and the APIL Partners Partnership (incorporated by reference to Exhibit 10.12 to Amendment No. 1 to the Registration Statement on Form S-4, filed with the Securities and Exchange Commission on August 7, 1998, Registration No. 333-59287)

     10.11 Exclusive Sales Agency Agreement, effective August 19, 1997, between APIL Partners Partnership and DonTech II (incorporated by reference to
          Exhibit 10.13 to Amendment No. 1 to the Registration Statement on Form S-4, filed with the Securities and Exchange Commission on August 7, 1998, Registration No. 333-59287)

     10.12 Second Amended and Restated Partnership Agreement, effective as of August 19, 1997, by and between R.H. Donnelley Inc. (f/k/a The Reuben
          H. Donnelley Corporation) and Ameritech Publishing of Illinois (incorporated by reference to Exhibit 10.14 to Amendment No. 1 to the Registration Statement on Form S-4, filed with the Securities and Exchange Commission on August 7, 1998, Registration No. 333-59287)

     10.13 Agreement for Publishing Services, dated as of January 1, 2002 between Ameritech Publishing Inc. and R.H. Donnelley Inc. (certain portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to an Application for an Order Granting Confidential Treatment) (incorporated by reference to Exhibit 10.13 to the Company's Quarterly Report on Form 10-Q for the three months ended March 31, 2002, Commission File No. 001-07155)

Exhibit   Document
   No.

     10.14 Limited Liability Company Agreement of CenDon, L.L.C. dated April 27, 2000 between R.H. Donnelley Inc. and Centel Directory Company (certain portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to an Application for an Order Granting Confidential Treatment) (incorporated by reference to Exhibit 10.14 to the Company's Quarterly Report on Form 10-Q for the three months ended September 30, 2002, Commission File No. 001-07155)

     10.15 Sales Agency Agreement dated April 27, 2000 among R.H. Donnelley Inc., Centel Directory Company and CenDon, L.L.C. (incorporated by reference to Exhibit 10.15 to the Company's Quarterly Report on Form 10-Q for the three months ended September 30, 2002, Commission File No. 001-07155)

     10.16 Agreement for Publishing Services dated April 27, 2000 between R.H. Donnelley and CenDon, L.L.C. (certain portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to an Application for an Order Granting Confidential Treatment) (incorporated by reference to Exhibit 10.16 to the Company's Quarterly Report on Form 10-Q for the three months ended September 30, 2002, Commission File No. 001-07155)

     10.17^ Key Employees' Performance Unit Plan, as amended and restated
          (incorporated by reference to Exhibit 10.15 to Amendment No. 3 to the Registration Statement on Form S-4, filed with the Securities and Exchange Commission on September 28, 1998, Registration No. 333-59287)

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

Exhibit   Document
   No.

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

Exhibit   Document
   No.

     10.36^ Amendment No. 1 to Employment Agreement dated as of February 27,
          2001 between the Company and William C. Drexler (incorporated by reference to Exhibit 10.36 to the Annual Report on Form 10-K for the year ended December 31, 2000, Commission File No. 001-07155)

     10.37^ Employment Agreement dated as of January 1, 2001 between the Company and Robert J. Bush (incorporated by reference to Exhibit 10.37 to the Annual Report on Form 10-K for the year ended December 31, 2000, Commission File No. 001-07155)

     10.38^ Amendment No. 1 to Employment Agreement dated as of February 27,
          2001 between the Company and Robert J. Bush (incorporated by reference to Exhibit 10.38 to the Annual Report on Form 10-K for the year ended December 31, 2000, Commission File No. 001-07155)

     10.39^ Separation Agreement and Release dated as of July 25, 2003 between the Company and Frank M. Colarusso (incorporated by reference to Exhibit 10.39 to the Company's Quarterly Report on Form 10-Q for the three months ended June 30, 2003, Commission File No. 001-07155)

     10.40 Stock Purchase Agreement, dated as of September 21, 2002, by and among R.H. Donnelley Corporation, Sprint Corporation and Centel Directories LLC (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K dated October 1, 2002, Commission File No. 001-07155)

     10.41 Preferred Stock and Warrant Purchase Agreement, dated as of September 21, 2002, among R.H. Donnelley Corporation and investment partnerships affiliated with The Goldman Sachs Group, Inc. (incorporated by reference to Exhibit 2.2 to the Current Report on Form 8-K dated October 1, 2002, Commission File No. 001-07155)

     10.42 Letter Agreement, dated as of November 25, 2002, among the Company, R.H. Donnelley Inc. and investment partnerships affiliated with The Goldman Sachs Group, Inc. (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 3, 2002, Commission File No. 001-0715)

     10.43 Registration Rights Agreement, dated as of November 25, 2002, among the Company and investment partnerships affiliated with The Goldman Sachs Group, Inc. (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 3, 2002, Commission File No. 001-07155)

     10.44 Letter Agreement dated as of January 3, 2003 among the Company, R.H. Donnelley Inc. and investment partnerships affiliated with The Goldman Sachs Group, Inc. (incorporated by reference to Exhibit 10.8 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 17, 2003, Commission File No. 001-07155)

     10.45 Letter Agreement, dated as of July 22, 2003, among the Company and investment partnerships affiliated with The Goldman Sachs Group, Inc. (incorporated by reference to Exhibit 10.39 to the Company's Quarterly Report on Form 10-Q for the three months ended June 30, 2003, Commission File No. 001-07155)

Exhibit   Document
   No.

     10.46 Directory Services License Agreement, dated as of January 3, 2003, by and among R.H. Donnelley Publishing & Advertising, Inc. (f/k/a Sprint Publishing & Advertising, Inc.), CenDon L.L.C., R.H. Donnelley Directory Company (f/k/a Centel Directory Company), Sprint Corporation, Sprint Directory Trademark Company, LLC and the Sprint Local Telecommunications Division (incorporated by reference to
          Exhibit 10.1 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 17, 2003, Commission File No. 001-07155)

     10.47 Trademark License Agreement, dated as of January 3, 2003, by and among Sprint Directory Trademark Company, LLC, R.H. Donnelley Publishing & Advertising, Inc. (f/k/a Sprint Publishing & Advertising, Inc.), CenDon L.L.C. and R.H. Donnelley Directory Company (f/k/a Centel Directory Company) (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 17, 2003, Commission File No. 001-07155)

     10.48 Publisher Trademark License Agreement, dated as of January 3, 2003, by and among R.H. Donnelley Publishing & Advertising, Inc. (f/k/a Sprint Publishing & Advertising, Inc.), R.H. Donnelley Directory Company (f/k/a Centel Directory Company) and Sprint Corporation (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 17, 2003, Commission File No. 001-07155)

     10.49 Non-Competition Agreement, dated as of January 3, 2003, by and among the Company, R.H. Donnelley Publishing & Advertising, Inc. (f/k/a Sprint Publishing & Advertising, Inc.), CenDon L.L.C., R.H. Donnelley Directory Company (f/k/a Centel Directory Company), Sprint Corporation and the Sprint Local Telecommunications Division (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 17, 2003, Commission File No. 001-07155)

     10.50 Subscriber Listings Agreement, dated as of January 3, 2003, by and among R.H. Donnelley Publishing & Advertising, Inc. (f/k/a Sprint Publishing & Advertising, Inc.), CenDon L.L.C., R.H. Donnelley Directory Company (f/k/a Centel Directory Company), Sprint Corporation and the Sprint Local Telecommunications Division (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 17, 2003, Commission File No. 001-07155)

     10.51 Credit Agreement, dated as of December 6, 2002, among the Company, R.H. Donnelley Inc., R.H. Donnelley Finance Corporation II (subsequently merged with and into R.H. Donnelley Inc.), the several lenders from time to time party thereto, Bear Stearns Corporate Lending Inc. and Citicorp North America, Inc., as joint syndication agents, BNP Paribas and Fleet National Bank, as joint documentation agents, Deutsche Bank Trust Company Americas, as administrative agent, and Deutsche Bank Securities Inc., Salomon Smith Barney Inc. and Bear, Stearns & Co. Inc., as joint lead arrangers and joint bookrunners (incorporated by reference to Exhibit 10.10 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 17, 2003, Commission File No. 001-07155)

     21 Subsidiaries of the Company (incorporated by reference to Exhibit 21 to the Annual Report on Form 10-K for the year ended December 31, 2002, Commission File No. 001-07155)

Exhibit   Document
   No.

     31.1* Certification of Quarterly Report on Form 10-Q for the period ended
          September 30, 2003 under Section 302 of Sarbanes-Oxley Act by David C. Swanson, Chief Executive Officer for R.H. Donnelley Corporation

     31.2* Certification of Quarterly Report on Form 10-Q for the period ended
          September 30, 2003 under Section 302 of Sarbanes-Oxley Act by Steven
          M. Blondy, Senior Vice President and Chief Financial Officer for R.H. Donnelley Corporation

     31.3* Certification of Quarterly Report on Form 10-Q for the period ended
          September 30, 2003 under Section 302 of Sarbanes-Oxley Act by David C. Swanson, Chief Executive Officer for R.H. Donnelley Inc.

     31.4* Certification of Quarterly Report on Form 10-Q for the period ended
          September 30, 2003 under Section 302 of Sarbanes-Oxley Act by Steven
          M. Blondy, Senior Vice President and Chief Financial Officer for R.H. Donnelley Inc.


     32.1* Certification of Quarterly Report on Form 10-Q for the period ended
          September 30, 2003 under Section 906 of the Sarbanes-Oxley Act by David C. Swanson, Chief Executive Officer and Steven M. Blondy, Senior Vice President and Chief Financial Officer for R.H. Donnelley Corporation

     32.2* Certification of Quarterly Report on Form 10-Q for the period ended
          September 30, 2003 under Section 906 of the Sarbanes-Oxley Act by David C. Swanson, Chief Executive Officer and Steven M. Blondy, Senior Vice President and Chief Financial Officer for R.H. Donnelley Inc.


         * Filed herewith
         ^ Management contract or compensatory plan

(b) Reports on Form 8-K:

On October 29, 2003, the Company furnished a Current Report on Form 8-K disclosing under Item 12 certain financial results of the Company for the three and nine months ended September 30, 2003, and attached a copy of its related press release as Exhibit 99.1.

On September 8, 2003, the Company furnished a Current Report on Form 8-K disclosing under Item 9 that on September 9, 2003, certain members of senior management of the Company were scheduled to make a presentation at a media industry conference sponsored by Morgan Stanley. The Company attached a copy of the slide presentation made at the conference as Exhibit 99.1.

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



                                            R.H. DONNELLEY CORPORATION


Date: November 13, 2003               By:   /s/ Steven M. Blondy
                                            --------------------
                                            Steven M. Blondy
                                            Senior Vice President and Chief
                                            Financial Officer



Date: November 13, 2003               By:   /s/ William C. Drexler
                                            ----------------------
                                            William C. Drexler
                                            Vice President and Controller



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            R.H. DONNELLEY INC.


Date: November 13, 2003               By:   /s/ Steven M. Blondy
                                            --------------------
                                            Steven M. Blondy
                                            Senior Vice President and Chief
                                            Financial Officer



Date: November 13, 2003               By:   /s/ William C. Drexler
                                            ----------------------
                                            William C. Drexler
                                            Vice President and Controller


                                                    EXHIBIT INDEX


Exhibit
Number            Document
-------           --------
31.1*             Certification of Quarterly Report on Form 10-Q for the period ended September 30, 2003 under
                  Section 302 of Sarbanes-Oxley Act by David C. Swanson, Chief Executive Officer for R.H. Donnelley
                  Corporation

31.2*             Certification of Quarterly Report on Form 10-Q for the period ended September 30, 2003 under
                  Section 302 of Sarbanes-Oxley Act by Steven M. Blondy, Senior Vice President and Chief Financial
                  Officer for R.H. Donnelley Corporation

31.3*             Certification of Quarterly Report on Form 10-Q for the period ended September 30, 2003 under
                  Section 302 of Sarbanes-Oxley Act by David C. Swanson, Chief Executive Officer for R.H. Donnelley Inc.

31.4*             Certification of Quarterly Report on Form 10-Q for the period ended September 30, 2003 under
                  Section 302 of Sarbanes-Oxley Act by Steven M. Blondy, Senior Vice President and Chief Financial
                  Officer for R.H. Donnelley Inc.

32.1*             Certification of Quarterly Report on Form 10-Q for the period ended September 30, 2003 by David C.
                  Swanson, Chief Executive Officer and Steven M. Blondy, Senior Vice President and Chief Financial
                  Officer for R.H. Donnelley Corporation

32.2*             Certification of Quarterly Report on Form 10-Q for the period ended September 30, 2003 by David C.
                  Swanson, Chief Executive Officer and Steven M. Blondy, Senior Vice President and Chief Financial
                  Officer for R.H. Donnelley Inc.
