Form 10-Q
period 2004-03-31
R H DONNELLEY CORP
filed 2004-05-10
CIK 30419

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

OR

( )	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to

Commission file number 001-07155

R.H. DONNELLEY CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	13-2740040

(State of Incorporation)	(I.R.S. Employer Identification No.)

1001 Winstead Drive, Cary, N.C.	27513

(Address of principal executive offices)	(Zip Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No (   )

Indicate by check mark whether registrant is an accelerated filer Yes (X) No (   )

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Title of Class	Shares Outstanding at May 1, 2004

Common Stock, par value $1 per share	31,194,213

Commission file number 333-59287

R.H. DONNELLEY INC. *

(Exact name of registrant as specified in its charter)

Delaware	36-2467635

(State of Incorporation)	(I.R.S. Employer Identification No.)

1001 Winstead Drive, Cary, N.C.	27513

(Address of principal executive offices)	(Zip Code)

Registrants’ telephone number, including area code                                                                    (800) 497-6329

* R.H. Donnelley Inc. is a wholly owned subsidiary of R.H. Donnelley Corporation. R.H. Donnelley Inc. meets the conditions set forth in General Instructions H (1)(a) and (b) of Form 10-Q and is therefore filing this report with respect to R.H. Donnelley Inc. with the reduced disclosure format. R.H. Donnelley Inc. became subject to the filing requirements of Section 15(d) on October 1, 1998 in connection with the public offer and sale of its 9 1/8% Senior Subordinated Notes, which were redeemed in full on February 6, 2004. In addition, R.H. Donnelley Inc. is the obligor of 8 7/8% Senior Notes due 2010 and 10 7/8% Senior Subordinated Notes due 2012 and is now subject to the filing requirements of Section 15(d) as a result of such notes. As of May 1, 2004, 100 shares of R.H. Donnelley Inc. common stock, no par value, were outstanding.

R.H. DONNELLEY CORPORATION

R.H. Donnelley Corporation and Subsidiaries

Consolidated Balance Sheets (Unaudited)

	March 31,	December 31,
(in thousands, except share and per share data)	2004	2003
Assets
Current Assets
Cash and cash equivalents	$9,271	$7,722
Accounts receivable
Billed	44,166	49,203
Unbilled	188,635	173,734
Allowance for doubtful accounts and sales claims	(10,854)	(11,956)

Net accounts receivable	221,947	210,981
Deferred directory costs	41,741	37,907
Other current assets	19,022	27,981

Total current assets	291,981	284,591
Fixed assets and computer software, net	21,578	20,624
Partnership investment	167,634	175,729
Other non-current assets	91,447	95,583
Intangible assets, net	1,852,709	1,865,167
Goodwill	97,040	97,040

Total Assets	$2,522,389	$2,538,734

Liabilities, Redeemable Convertible Preferred Stock and Shareholders’ Deficit
Current Liabilities
Accounts payable and accrued liabilities	$23,915	$25,791
Accrued interest	30,820	7,711
Deferred directory revenue	229,991	216,525
Current portion of long-term debt	39,101	49,586

Total current liabilities	323,827	299,613
Long-term debt	1,964,441	2,042,547
Deferred income taxes, net	36,447	33,629
Other non-current liabilities	26,110	20,967

Total liabilities	2,350,825	2,396,756
Commitments and contingencies
Redeemable convertible preferred stock (liquidation preference of $221,338 at March 31, 2004 and $216,998 at December 31, 2003)	202,563	198,223
Shareholders’ Deficit
Common stock, par value $1 par value, 400,000,000 shares authorized, 51,621,894 shares issued	51,622	51,622
Additional paid-in capital	142,493	137,401
Unamortized restricted stock	(443)	(531)
Warrants outstanding	13,758	13,758
Accumulated deficit	(71,937)	(94,745)
Treasury stock, at cost, 20,437,958 shares at March 31, 2004 and 20,589,520 shares at December 31, 2003	(163,776)	(163,741)
Accumulated other comprehensive loss	(2,716)	(9)

Total shareholders’ deficit	(30,999)	(56,245)

Total Liabilities, Redeemable Convertible Preferred Stock and Shareholders’ Deficit	$2,522,389	$2,538,734

The accompanying notes are an integral part of the consolidated financial statements.

R.H. Donnelley Corporation and Subsidiaries

Consolidated Statements of Operations and Comprehensive Income (Loss)(Unaudited)

	Three months ended
	March 31,
(in thousands, except per share data)	2004	2003
Net revenue	$143,807	$12,419
Expenses
Operating expenses	53,849	31,932
General and administrative expenses	12,725	10,010
Depreciation and amortization	14,392	16,028

Total expenses	80,966	57,970
Partnership income	23,897	23,633

Operating income (loss)	86,738	(21,918)
Interest expense, net	(40,300)	(48,675)
Other income	—	799

Income (loss) before income taxes	46,438	(69,794)
Provision (benefit) for income taxes	18,343	(28,607)

Net income (loss)	28,095	(41,187)
Preferred dividend	5,287	42,154

Income (loss) available to common shareholders	$22,808	$(83,341)

Earnings (loss) per share
Basic	$0.57	$(2.76)

Diluted	$0.54	$(2.76)

Shares used in computing earnings (loss) per share
Basic	31,059	30,241

Diluted	32,295	30,241

Comprehensive Income (Loss)
Income (loss) available to common shareholders	$22,808	$(83,341)
Unrealized loss on interest rate swaps, net of tax	(2,707)	—

Comprehensive income (loss)	$20,101	$(83,341)

The accompanying notes are an integral part of the consolidated financial statements.

R.H. Donnelley Corporation and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)

	Three months ended
	March 31
(amounts in thousands)	2004	2003
Cash Flows from Operating Activities
Net income (loss)	$28,095	$(41,187)
Reconciliation of net income (loss) to net cash provided by operating activities:
Depreciation and amortization	14,392	16,028
Deferred income taxes	18,343	(28,607)
Provision for bad debts	3,180	146
Other non-cash charges	4,013	4,669
Changes in assets and liabilities, net of effects from acquisition:
Cash in excess of partnership income	8,095	11,290
(Increase) decrease in accounts receivable	(14,145)	58,559
Increase in other assets	(3,673)	(11,107)
Increase in accounts payable and accrued liabilities	21,753	14,225
Increase in deferred directory revenue	13,466	64,223
Increase in other non-current liabilities	1,107	570

Net cash provided by operating activities	94,626	88,809
Cash Flows from Investing Activities
Additions to fixed assets and computer software	(2,847)	(2,510)
Acquisition of SPA, net of cash received	—	(2,243,345)
Decrease in restricted cash – funds held in escrow at year end	—	1,825,000
Decrease in restricted cash – other	—	69,300

Net cash used in investing activities	(2,847)	(351,555)
Cash Flows from Financing Activities
Proceeds from the issuance of debt, net of costs	—	461,307
Proceeds from the issuance of Redeemable Convertible Preferred Stock and warrants, net of costs	—	125,683
Pre-acquisition debt refinanced with proceeds from new debt	—	(243,005)
Debt repayments	(88,591)	(89,667)
Decrease in checks not yet presented for payment	(4,233)	—
Proceeds from employee stock option exercises	2,594	12,844

Net cash (used in) provided by financing activities	(90,230)	267,162
Increase in cash and cash equivalents	1,549	4,416
Cash and cash equivalents, beginning of year	7,722	7,787

Cash and cash equivalents, end of period	$9,271	$12,203

Supplemental Information:
Cash paid (received):
Interest	$13,296	$18,783

Income taxes, net	$(11,916)	$—

The accompanying notes are an integral part of the consolidated financial statements.

R.H. Donnelley Corporation and Subsidiaries

Consolidated Statement of Changes in Shareholders’ Deficit (Unaudited)
Three months ended March 31, 2004

						Accumulated
	Common Stock		Unamortized			Other	Total
	and Additional	Warrants	Restricted	Accumulated		Comprehensive	Shareholders’
(in thousands)	Paid-in Capital	Outstanding	Stock	Deficit	Treasury Stock	Loss	Deficit
Balance, December 31, 2003	$189,023	$13,758	$(531)	$(94,745)	$(163,741)	$(9)	$(56,245)
Net income				28,095			28,095
Preferred dividend				(5,287)			(5,287)
Employee stock option exercises, including tax benefit	2,566				235		2,801
Stock issued for employee bonus plans	1,264				39		1,303
Restricted stock amortization			88				88
Stock acquired for treasury					(309)		(309)
Additional compensatory stock issued in Founders grant	315						315
Beneficial conversion feature from issuance of Preferred Stock	947						947
Unrealized loss on interest rate swaps, net of tax						(2,707)	(2,707)

Balance, March 31, 2004	$194,115	$13,758	$(443)	$(71,937)	$(163,776)	$(2,716)	$(30,999)

The accompanying notes are an integral part of the consolidated financial statements.

R.H. Donnelley Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)
(tabular amounts in thousands, except per share data)

1. Businesses and Basis of Presentation

The interim financial statements of R.H. Donnelley Corporation and its direct and indirect wholly owned subsidiaries (the “Company”, “RHD”, “we”, “us” and “our”) have been prepared in accordance with the instructions to Quarterly Report on Form 10-Q and should be read in conjunction with the financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2003. The results of interim periods are not necessarily indicative of results for the full year or any subsequent period. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of financial position, results of operations and cash flows at the dates and for the periods presented have been included. Certain prior year amounts have been reclassified to conform to the current year’s presentation.

We are a leading yellow pages publisher and directional media company. Directional media is where consumers go to find who sells the goods and services they are ready to purchase. We currently publish approximately 260 directories under the Sprint Yellow Pages ® brand in 18 states, with major markets including Las Vegas, Orlando, and Lee County, Florida, with a total circulation of approximately 18 million serving approximately 160,000 local and 4,000 national advertisers. We also offer online city guides and search web sites in these major markets under the Best Red Yellow Pages brand at www.bestredyp.com. In addition, through The DonTech II Partnership (“DonTech”), our perpetual partnership with an affiliate of SBC Communications Inc. (“SBC”), we serve as the exclusive sales agent for 129 SBC-branded directories under the SBC Yellow Pages ® brand in Illinois and northwest Indiana, with a total circulation of approximately 10 million serving approximately 100,000 local advertisers.

On January 3, 2003, we acquired all the outstanding capital stock of the various entities comprising Sprint Publishing and Advertising (“SPA”), Sprint Corporation’s (“Sprint”) directory publishing business, for $2,229.8 million in cash. The acquisition was accounted for as a purchase business combination and the purchase price was allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their respective fair values on the acquisition date. The results of the SPA business are included in our consolidated results from and after January 3, 2003. SPA is now operated as R.H. Donnelley Publishing & Advertising, Inc., an indirect, wholly owned subsidiary of the Company.

2. Summary of Significant Accounting Policies

Principles of Consolidation. The consolidated financial statements include the accounts of R.H. Donnelley Corporation and its direct and indirect wholly owned subsidiaries. All intercompany transactions and balances have been eliminated.

Revenue Recognition. We earn revenue principally from the sale of advertising into our Sprint-branded yellow pages directories. Revenue from the sale of such advertising is deferred when a directory is published and recognized ratably over the life of a directory, which is typically 12 months (the “deferral and amortization method”). Revenue from the sale of advertising is recorded net of an allowance for sales claims, estimated based on historical experience on a directory-by-directory basis. We increase or decrease this estimate as information or circumstances indicate that the estimate may no longer adequately represent the amount of claims we may incur for a directory in the future. We also earn revenue from providing pre-press publishing services to SBC for those directories in the DonTech markets. Revenue from pre-press publishing services is recognized as services are performed.

Deferred Directory Costs. Costs directly related to the selling and production of our directories are initially deferred when incurred and recognized ratably over the life of a directory, which is typically 12 months. These costs include sales commissions and print, paper and initial distribution costs.

Equity Method Accounting. DonTech is a 50/50 perpetual partnership in which we and an operating unit of SBC are the partners. DonTech is a separate legal entity that provides its services with its own employees and a stand-

alone management team. The employees of DonTech have the right, authority and power to do any act to accomplish, and enter into any contract incidental to attain, the purposes of the partnership. No employees of either RHD or SBC are involved in the day-to-day operations of DonTech and, because the partners share equally in the net profits and each has one voting member on the DonTech board of directors, neither partner has the unilateral ability to control or influence the operations of DonTech. Accordingly, we account for DonTech under the equity method and do not consolidate the DonTech results in our financial statements.

We recognize our 50% share of the net income of DonTech as partnership income in our consolidated statement of operations. DonTech recognizes commission revenue based on the annual value of a sales contract in the period the contract (calendar sales) is executed and recognizes expenses as incurred. Partnership income also includes revenue participation income from SBC. Revenue participation income is based on DonTech advertising sales and is recognized when a sales contract is executed with a customer. Our investment in DonTech and the revenue participation receivable from SBC are reported as partnership investment on the consolidated balance sheet.

Cash and Cash Equivalents. Cash equivalents include liquid investments with a maturity of less than three months at their time of acquisition. We place our investments with high quality financial institutions. At times, such investments may be in excess of federally insured limits.

Accounts Receivable. Accounts receivable consist of balances from our advertising customers. Advertisers typically enter into a 12-month contract for their advertising. Most local advertisers are billed a pro rata amount of their contract value on a monthly basis. On behalf of national advertisers, Certified Marketing Representatives (“CMRs”) typically pay to us the total contract value of their advertising, net of their commission, within 60 days after the publication month. Billed receivables represent the amount that has been billed to advertisers. Unbilled receivables represent contractually owed amounts for published directories that have yet to be billed to advertisers. Receivables are recorded net of an allowance for doubtful accounts and sales claims, estimated based on historical experience on a directory-by-directory basis. We increase or decrease this estimate as information or circumstances indicate that the estimate may no longer adequately represent the amount of bad debts and sales claims we may incur.

Deferred Financing Costs. Costs associated with the issuance of debt instruments are capitalized and included in other non-current assets on the consolidated balance sheet. These costs are amortized to interest expense over the terms of the related debt agreements. The bond outstanding method is used to amortize deferred financing costs relating to debt instruments with respect to which we accelerate principal payments. Other deferred financing costs are amortized using the straight-line method. Amortization of deferred financing costs included in interest expense was $3.4 million and $4.0 million for the three months ended March 31, 2004 and 2003, respectively.

Advertising Expense. We recognize advertising expenses as incurred. These expenses include public relations, media, on-line advertising and other promotional and sponsorship costs. Total advertising expense was $1.9 million for the three months ended March 31, 2004 and 2003.

Concentration of Credit Risk. Approximately 85% of our directory advertising revenue is derived from the sale of advertising to local small- and medium-sized businesses. These advertisers typically enter into 12-month advertising sales contracts and make monthly payments over the term of the contract. Some advertisers prepay the full amount or a portion of the contract value. Most new advertisers are subject to a credit review. If the advertisers qualify, we may extend credit to them for their advertising purchase. Small- and medium-sized businesses tend to have fewer financial resources and higher failure rates than large businesses. In addition, full collection of delinquent accounts can take an extended period of time and involve significant costs. While we do not believe that extending credit to our local advertisers will have a material adverse effect on our results of operations or financial condition, no assurances can be given. We do not require collateral from our advertisers, although we do charge interest to advertisers that do not pay within specified due dates.

The remaining approximate 15% of our directory advertising revenue is derived from the sale of advertising to national or large regional chains, such as rental car companies, automobile repair shops and pizza delivery businesses. Substantially all of the revenue derived through national accounts is serviced through CMRs with which we contract. CMRs are independent third parties that act as agents for national companies. The CMRs are responsible for billing the national customers for their advertising. We receive payment for the value of advertising placed in our directory, net of the CMR’s commission, directly from the CMR. While we are still exposed to credit risk, the amount of losses from these accounts have been historically less than the local accounts as the advertisers, and in some cases, the CMRs tend to be larger companies with greater financial resources than the local advertisers.

We maintain a significant receivable balance with SBC for revenue participation and pre-press publishing services fees. The revenue participation receivable is subject to limited upward adjustment based on contractual provisions. The receivable is recorded at net realizable value. We do not currently foresee a material credit risk associated with this receivable, although there can be no assurance that full payment will be received on a timely basis.

At March 31, 2004, we had interest rate swap agreements with major financial institutions with a notional value of $405.0 million. We are exposed to credit risk in the event that one or more of the counterparties to the agreements does not, or cannot, meet their obligation. The notional amount is used to measure interest to be paid or received and does not represent the amount of exposure to credit loss. The loss would be limited to the amount that would have been received, if any, over the remaining life of the swap agreement. The counterparties to the swap agreements are major financial institutions with credit ratings of A or higher. We do not currently foresee a material credit risk associated with these swap agreements; however, no assurances can be given.

Derivative Financial Instruments. We do not use derivative financial instruments for trading or speculative purposes. Our derivative financial instruments are limited to interest rate swap agreements used to manage exposure to fluctuations in interest rates on variable rate debt. These agreements effectively convert $405.0 million of our variable rate debt to fixed rate debt, mitigating our exposure to changes in interest rates. Under the terms of the swap agreements, we receive variable interest based on three-month LIBOR and pay a weighted average fixed rate of 2.52%. The swaps mature in October 2005 and March 2007. The weighted average rate received was 1.15% during the three months ended March 31, 2004. These periodic payments and receipts are recorded as interest expense.

The interest rate swaps have been designated as cash flow hedges to hedge three-month LIBOR-based interest payments on $405.0 million of bank debt. To the extent the swaps provide an effective hedge, changes in the fair value of the swaps are recorded in other comprehensive income, a component of shareholders’ deficit. Any ineffectiveness is recorded through earnings. For the three months ended March 31, 2004, our interest rate swaps provided an effective hedge of the three-month LIBOR-based interest payments on $405.0 million of bank debt, and no ineffectiveness was included in earnings.

Earnings per Share. In March 2004, the Emerging Issues Task Force (“EITF”) reached a final consensus on EITF Issue No. 03-6, Participating Securities and the Two-Class Method under FASB Statement 128 (“EITF 03-6”), which established standards regarding the computation of earnings per share (“EPS”) by companies that have issued securities other than common stock that contractually entitle the holder to participate in dividends and earnings of the company. EITF 03-6 is effective for interim periods ending June 30, 2004 for calendar year companies. We have adopted the provisions of EITF 03-6 during the first quarter of 2004. EITF 03-6 requires earnings available to common shareholders for the period, after deduction of preferred stock dividends, to be allocated between the common and preferred shareholders based on their respective rights to receive dividends. Basic EPS is then calculated by dividing income (loss) allocable to common shareholders by the weighted average number of shares outstanding. EITF 03-6 does not require the presentation of basic and diluted EPS for securities other than common stock; therefore, the following EPS amounts only pertain to our common stock.

Under the guidance of EITF 03-6, diluted EPS are calculated by dividing income (loss) allocable to common shareholders by the weighted average common shares outstanding plus dilutive potential common stock. Potential common stock includes stock options and warrants, the dilutive effect of which is calculated using the treasury stock method, and Preferred Stock, the dilutive effect of which is calculated using the if-converted method. The calculation of basic and diluted EPS for the three months ended March 31, 2004 and 2003 is presented below.

Basic EPS—Two—Class Method
Income (loss) available to common shareholders	$22,808	$(83,341)
Amount allocable to common shareholders(1)	77%	100%

Income (loss) allocable to common shareholders	17,562	(83,341)
Weighted average common shares outstanding	31,059	30,241

Basic earnings (loss) per share—two—class method.	$0.57	$(2.76)

(1)	31,059 / (31,059 + 9,203) for the three months ended March 31, 2004. In computing basic EPS using the two-class method, we have not allocated the net loss in the three months ended March 31, 2003 between common and preferred shareholders since the preferred shareholders do not have a contractual obligation to share in the net loss.

Diluted EPS
Income (loss) available to common shareholders	$22,808	$(83,341)
Amount allocable to common shares(1)	77%	100%

Income (loss) allocable to common shareholders	17,562	(83,341)

Weighted average common shares outstanding	31,059	30,241
Dilutive effect of stock options(2)	1,236	—
Dilutive effect of Preferred Stock assuming conversion(2)	—	—

Weighted average diluted shares outstanding	32,295	30,241

Diluted earnings (loss) per share	$0.54	$(2.76)

(2)	The effect of the stock options in the three months ended March 31, 2003 and the assumed conversion of the Preferred Stock in the three months ended March 31, 2004 and 2003 were anti-dilutive and therefore are not included in the calculation of diluted EPS.

Employee Stock Options. We follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and related interpretations in accounting for our stock option plan. Compensation expense related to the issuance of stock options to employees or non-employee directors is only recognized if the exercise price of the stock option is less than the fair market value of the underlying stock at the grant date.

A grant was made in 2002 of 1.5 million options (“Founders Grant”) to certain employees, including senior management in connection with the acquisition of SPA. These options were granted in October 2002 with an exercise price equal to the fair market value of the Company’s common stock on the date of grant. However, the award of these options was contingent upon the successful closing of the SPA acquisition. Therefore, these options were subject to forfeiture until January 3, 2003, by which time the fair market value of the Company’s common stock exceeded the exercise price. Accordingly, these options were accounted for as compensatory options, and we are recognizing non-cash compensation expense over the vesting period of the options. We recognized non-cash compensation expense related to these stock options of $0.3 million and $0.4 million in the three months ended March 31, 2004 and 2003, respectively.

The following table reflects the pro forma net income (loss) and earnings (loss) per share for the three months ended March 31, 2004 and 2003 assuming we applied the fair value method of SFAS No. 123, Accounting for Stock-Based Compensation. The pro forma disclosures shown are not necessarily representative of the effects on income and earnings per share in future years.

	2004	2003
Net income (loss), as reported	$28,095	$(41,187)
Add: Stock based compensation expense included in reported net income (loss), net of related tax effects	315	426
Less: Stock based compensation expense that would have been included in the determination of net income (loss) if the fair value method had been applied to all awards, net of related tax effects	(1,329)	(2,686)

Pro forma net income (loss)	27,081	(43,447)
Preferred dividend	5,287	42,154

Pro forma income (loss) available to common shareholders	$21,794	$(85,601)

Basic earnings (loss) per share
As reported	$0.57	$(2.76)
Pro forma	$0.54	$(2.83)
Diluted earnings (loss) per share
As reported	$0.54	$(2.76)
Pro forma	$0.52	$(2.83)

The pro forma information was determined based on the fair value of stock options calculated using the Black-Scholes option-pricing model with the following assumptions:

	2004	2003
Dividend yield	0%	0%
Expected volatility	29%	35%
Risk-free interest rate	2.2%	2.7%
Expected holding period	4 years	4 years

Estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and certain expenses and the disclosure of contingent assets and liabilities. Actual results could differ materially from those estimates and assumptions. Estimates and assumptions are used in the determination of sales allowances, allowances for doubtful accounts, depreciation and amortization, employee benefit plans and restructuring reserves, among others.

New Accounting Pronouncements. In March 2004, the EITF reached a final consensus on EITF 03-6 that established standards regarding the computation of EPS by companies that have issued securities other than common stock that contractually entitle the holder to participate in dividends and earnings of the company. EITF 03-6 is effective for interim periods ending on or after June 30, 2004 for calendar year companies. We have adopted the provisions of EITF 03-6 during the first quarter of 2004.

3. Business Combination

On January 3, 2003, we acquired all of the outstanding capital stock of the various entities comprising SPA for $2,229.8 million and became the publisher of approximately 260 revenue-generating, Sprint-branded yellow pages directories in 18 states. The results of the SPA business are included in our consolidated results from and after January 3, 2003, the acquisition closing date.

The acquisition was accounted for as a purchase business combination in accordance with SFAS 141, Business Combinations. The purchase price was allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their respective estimated fair values on the acquisition date. The fair value of certain long-term intangible assets were identified and recorded at their estimated fair value. Identifiable intangible assets acquired included directory services agreements between Sprint and us, customer relationships and acquired trade names. In accordance with SFAS 142, Goodwill and Other Intangible Assets, the fair value of the identifiable intangible assets is being amortized over their estimated useful lives in a manner that best reflects the economic benefits derived from such assets. Goodwill is not amortized but is subject to impairment testing on an annual basis. See Note 4, Intangible Assets and Goodwill, for a further description of our intangible assets and goodwill.

Under purchase accounting rules, we did not assume the deferred revenue balance of SPA at January 3, 2003 of $315.9 million. This amount represented revenue that would have been recognized subsequent to the acquisition under the deferral and amortization method had the acquisition not occurred. Accordingly, we did not record revenue associated with directories that were published prior to the acquisition and during January 2003. Although the deferred revenue balance was eliminated, we retained all the rights associated with the collection of amounts due under and obligations under the advertising contracts executed prior to the SPA acquisition. As a result, SPA’s billed and unbilled accounts receivable balances became assets of the Company. Also under purchase accounting rules, we did not assume or record deferred directory costs at January 3, 2003 related to those directories that were published prior to the acquisition and during January 2003, totaling $63.3 million. These costs represented operating expenses that would have been recognized subsequent to the acquisition under the deferral and amortization method had the acquisition not occurred.

4. Intangible Assets and Goodwill

     As a result of the SPA acquisition, certain long-term intangible assets were identified and recorded at their estimated fair value. Amortization expense for intangible assets was $12.5 million for the three months ended March 31, 2004 and 2003. The acquired long-term intangible assets and their respective book values at March 31, 2004 are shown in the table below.

	Directory
	Services	Local customer	National CMR
	Agreements	relationships	relationships	Trade names	Total
Estimated useful life	50 years	15 years	30 years	15 years

Initial fair value	$1,625,000	$200,000	$60,000	$30,000	$1,915,000
Accumulated amortization	(40,625)	(16,666)	(2,500)	(2,500)	(62,291)

Net intangible assets	$1,584,375	$183,334	$57,500	$27,500	$1,852,709

Directory services agreements between Sprint and the Company include a directory services license agreement, a trademark license agreement and a non-competition agreement (collectively “Directory Services Agreements”) with certain affiliates of Sprint. The directory services license agreement gives us the exclusive right to produce, publish and distribute directories for Sprint in 18 states where Sprint provided local telephone service at the time of the agreement. The trademark license agreement gives us the exclusive right to use certain specified Sprint trademarks, including the Sprint diamond logo, in those markets, and the non-competition agreement prohibits Sprint in those markets from selling local directory advertising, with certain limited exceptions, or producing, publishing and distributing print directories. The fair value of these agreements was determined based on the present value of estimated future cash flows and is being amortized under the straight-line method over 50 years.

The fair value of local and national customer relationships was determined based on the present value of estimated future cash flows and historical attrition rates and is being amortized under an accelerated method that assumes the value derived from customer relationships is greater in the earlier years and steadily declines over time. The weighted average useful life of these relationships is 18 years.

The fair value of acquired trade names was determined based on the “relief from royalty” method, which values the trade names based on the estimated amount that a company would have to pay in an arms length transaction to use these trade names. These assets are being amortized under the straight-line method over 15 years.

Goodwill represents the excess of the purchase price for SPA over the net tangible and intangible assets acquired. In accordance with SFAS 142, Goodwill and Other Intangible Assets, goodwill is not amortized, but is subject to impairment testing. No impairment losses were recorded during the period. All goodwill is included in the Donnelley segment (see Note 10, Business Segments, for a further description of our segment information).

5. Partnership Investment

Partnership income includes our 50% share of the net profits of DonTech and revenue participation income received directly from SBC, which is based on the value of advertising sales. Partnership income for the three months ended March 31, 2004 and 2003 consisted of the following:

	Three Months Ended
	March 31,
	2004	2003
Revenue participation income	$20,813	$20,447
50% share of DonTech net income	3,084	3,186

Partnership income	$23,897	$23,633

Summarized financial information of DonTech is shown in the table below. These results are not consolidated in our financial statements.

	Three Months Ended
	March 31,
	2004	2003
Net revenue	$21,803	$21,555
Operating income	6,065	6,388
Net income	6,167	6,372

Total assets of DonTech were $111.5 million at March 31, 2004 and $117.5 million at December 31, 2003. Our investment in DonTech, including the revenue participation receivable from SBC, was $167.6 million at March 31, 2004 and $175.7 million at December 31, 2003.

6. Long-Term Debt

Long-term debt at March 31, 2004 and December 31, 2003 consisted of the following:

	March 31,	December 31,
	2004	2003
Credit Facility	$1,078,542	$1,145,888
8 7/8% Senior Notes due 2010	325,000	325,000
10 7/8% Senior Subordinated Notes due 2012	600,000	600,000
9 1/8% Senior Subordinated Notes	—	21,245

Total	2,003,542	2,092,133
Less current portion	39,101	49,586

Long-term debt	$1,964,441	$2,042,547

Our Senior Secured Credit Facility, as amended (“Credit Facility”), consists of a $241 million Term Loan A-2, a $925 million Term Loan B-2 and a $125 million Revolving Credit Facility (the “Revolver”). The Term Loans A-2 and B-2 require quarterly principal payments. As of March 31, 2004, the outstanding balances of Term Loan A-2 and Term Loan B-2 were $158.0 million and $920.5 million, respectively. The Revolver and Term Loan A-2 mature in December 2008, and the Term Loan B-2 matures in June 2010. Substantially all of our assets, including the capital stock of our subsidiaries, are pledged to collateralize our obligations under the Credit Facility. As of March 31, 2004 and December 31, 2003, there were no borrowings under the Revolver.

Our Credit Facility bears interest, at our option at either:

•	The higher of (i) a base rate as determined by Deutsche Bank Securities Inc., Salomon Smith Barney Inc. or Bear, Stearns & Co. Inc., plus a 2.50% margin on the Revolver and a 1.50% margin on the Term Loans A-2 and B-2; and (ii) the Federal Funds Effective Rate (as defined) plus 1/2 of 1%, plus a 2.50% margin on the Revolver and a 1.50% margin on the Term Loans A-2 and B-2; or

•	LIBOR rate plus a 3.25% margin on the Revolver and a 2.25% margin on the Term Loans A-2 and B-2. We may elect interest periods of 1, 2, 3, 6, 9 or 12 months for LIBOR borrowings.

The effective interest rate on the Credit Facility during the three months ended March 31, 2004 was 3.95%.

We have also issued $325.0 million 8 7/8% Senior Notes due 2010 (“Senior Notes”) and $600.0 million 10 7/8% Subordinated Notes due 2012 (“Subordinated Notes,” and collectively with the Senior Notes, the “Notes”). Interest is paid on the Notes semi-annually on June 15 and December 15.

On February 6, 2004, we redeemed the remaining aggregate principal amount of the 9 1/8% Senior Subordinated Notes due 2008 totaling $21.2 million at a redemption price of 104.563% of the principal amount thereof, plus accrued and unpaid interest. In the three months ended March 31, 2004, we recorded interest expense related to these notes of $1.2 million, consisting of a premium over par value paid at redemption of $1.0 million, plus the write-off of $0.2 million of unamortized deferred financing costs.

7. Redeemable Convertible Preferred Stock and Warrants

We have 10.0 million shares of preferred stock authorized for issuance. At March 31, 2004 and December 31, 2003, we had 200,604 shares of Preferred Stock outstanding. The Preferred Stock, and any accrued and unpaid dividends, are convertible into common stock at any time after issuance at a price of $24.05 and earns a cumulative dividend of 8% compounded quarterly. We cannot pay cash dividends on the Preferred Stock through September 2005, during which time the dividends will accrue. After October 1, 2005, we may pay the Preferred Stock dividends in cash, subject to any limitations under our Credit Facility, or allow it to accrue, at our option.

We may redeem the Preferred Stock in cash at any time on or after January 3, 2006 if the market price (as defined) of our common stock exceeds 200% of the conversion price for 30 of 45 trading days. The Preferred Stock is redeemable in cash by us at any time on or after January 3, 2013. The Preferred Stock is redeemable in cash at the option of the holder in the event of a change in control (as defined). At March 31, 2004 and December 31, 2003, the redemption value of the Preferred Stock was $221.3 million and $217.0 million, respectively, and at March 31, 2004, the Preferred Stock was convertible into approximately 9.2 million shares of common stock.

The net proceeds received from the issuance of Preferred Stock were allocated to the Preferred Stock, warrants and the beneficial conversion feature (“BCF”) of the Preferred Stock based on their relative fair values. The fair value of the Preferred Stock was estimated using the Dividend Discount Method, which determines the fair value based on the discounted cash flows of the security. The BCF is a function of the conversion price of the Preferred Stock, the fair value of the warrants and the fair market value of the underlying common stock on the date of issuance. In connection with the issuance of our Preferred Stock and each subsequent quarterly dividend date, a BCF was recorded because the fair value of the underlying common stock at the time of issuance was greater than the conversion price of the Preferred Stock. The BCF is treated as a deemed dividend because the Preferred Stock was convertible into common stock immediately after issuance. The Preferred Stock dividend for the three months ended March 31, 2004 and 2003 of $5.3 million and $42.2 million, respectively, consisted of the stated 8% dividend of $4.3 million and $3.9 million, respectively, and a BCF of $0.9 million and $38.2 million, respectively. The BCF recorded in the first quarter of 2003 was higher than BCF amounts recorded in subsequent periods, reflecting the issuance of the preferred stock and related warrants in January 2003.

8. Restructuring Charge

As a result of the SPA acquisition, we have consolidated publishing and technology operations, sales offices and administrative personnel and have relocated the headquarters functions in Overland Park, Kansas and Purchase, New York to Cary, North Carolina in the first quarter of 2004. Approximately 140 people were affected by the relocation of the headquarters functions in Overland Park, Kansas and Purchase, New York, of which 75 have been included in the restructuring reserve. The remaining 65 people have relocated with the Company. In 2003, $9.5 million was charged to earnings primarily representing severance and related costs associated with the consolidation of the publishing and technology operations, sales offices and administrative personnel and the relocation of our headquarters. Payments of $1.4 million were made during the three months ended March 31, 2004 and the remaining costs will be paid in 2004 and 2005.

In 2003, a $2.2 million reserve was recorded, with an offsetting charge to goodwill, representing the closure of the pre-press publishing facility operated by SPA in Tennessee. The reserve represented the remaining lease payments, net of estimated sub-lease income, on the pre-press facility. Payments of $0.1 million were made during the three months ended March 31, 2004 and the remaining payments will be made through 2012.

The table below shows the activity in our restructuring reserve during the three months ended March 31, 2004.

Restructuring
Reserve
Balance at January 1, 2004	$8,499
Additions to reserve charged to earnings	357
Payments	(1,525)

Balance at March 31, 2004	$7,331

9. Benefit Plans

Retirement Plans. We have a defined benefit pension plan covering substantially all employees with at least one year of service. The benefits to be paid to employees are based on years of service and a percentage of total annual compensation. The percentage of compensation allocated to a retirement account ranges from 3.0% to 12.5% depending on age and years of service (“cash balance benefit”). Benefits for certain employees who were participants in the predecessor The Dun & Bradstreet Corporation (“D&B”) defined benefit pension plan are also determined based on the participant’s average compensation and years of service (“final average pay benefit”) and benefits to be paid will equal the greater of the final average pay benefit or the cash balance benefit. Pension costs, on an annual basis, are determined using the projected unit credit actuarial cost method. Our funding policy is to contribute an amount at least equal to the minimum legal funding requirement. No contributions were required to be made in 2003, 2002 or 2001. The underlying pension plan assets are invested in diversified portfolios consisting primarily of equity and debt securities. We use a measurement date of December 31 for the majority of our plan assets.

We also have an unfunded non-qualified defined benefit pension plan, the Pension Benefit Equalization Plan (“PBEP”), which covers senior executives and certain key employees. Benefits are based on years of service and compensation (including compensation not permitted to be taken into account under the previously mentioned defined benefit pension plan).

We offer a defined contribution savings plan to substantially all employees and contribute $0.50 for each dollar contributed by a participating employee, up to a maximum of 6% of each participating employee’s salary (including bonus and commissions).

Other Postretirement Benefits. We have an unfunded postretirement benefit plan that provides certain healthcare and life insurance benefits to those full-time employees who reach retirement age while working for the Company.

The net periodic benefit expense of the retirement plans for the three months ended March 31, 2004 and 2003 was as follows:

	Pension Benefits		Other Benefits
	2004	2003	2004	2003
Service cost	$900	$811	$113	$122
Interest cost	963	918	165	122
Expected return on plan assets	(1,458)	(1,477)	—	—
Unrecognized prior service cost	27	27	130	(17)
Amortization of unrecognized loss	138	—	32	25

Net periodic benefit expense	$570	$279	$440	$252

We do not expect to make significant cash contributions to the retirement and postretirement benefit plans in 2004.

10. Business Segments

Our reportable operating segments are Donnelley and DonTech. Donnelley includes the revenue from approximately 260 Sprint-branded yellow pages directories, revenue from our pre-press publishing services contract with SBC and all operating and administrative expenses. The DonTech segment includes revenue participation income and our 50% interest in the net profits of DonTech. Although DonTech provides advertising sales of yellow pages and other directory products similar to Donnelley, the partnership is considered a separate operating segment since, among other things, it has its own board of directors and the employees of DonTech, including officers and managers, are not employees of the Company.

We evaluate the performance of our segments based primarily on operating income and earnings before interest, taxes, depreciation and amortization (“EBITDA”). We evaluate and report the performance of our segments based on EBITDA because we believe that EBITDA is a useful measure of our underlying operating performance and ability to satisfy our significant debt service requirements.

We also evaluate the performance of Donnelley and DonTech based on the value of advertising sales in directories published during the period (“publication sales”). Advertising sales are a critical measure of performance that we review and that play an important role in our decision to allocate financial resources between our segments.

Segment information for the three months ended March 31, 2004 and 2003 is as follows:

	Three Months Ended March 31, 2004
	Donnelley	DonTech	Total
Net revenue	$143,807	$—	$143,807
Operating income	62,841	23,897	86,738
Depreciation and amortization	14,392	—	14,392
EBITDA(1)	77,233	23,897	101,130
Total assets	2,350,961	167,634	2,518,595

	Three Months Ended March 31, 2003
	Donnelley	DonTech	Total
Net revenue	$12,419	$—	$12,419
Operating (loss) income	(45,551)	23,633	(21,918)
Depreciation and amortization	16,028	—	16,028
EBITDA(1)	(28,724)	23,633	(5,091)
Total assets	2,373,433	174,680	2,548,113

(1)	EBITDA is not a measurement of operating performance computed in accordance with generally accepted accounting principles (“GAAP”) and should not be considered as a substitute for operating income or net income prepared in conformity with GAAP. In addition, EBITDA may not be comparable to similarly titled measures of other companies. See the reconciliation of EBITDA to net income, the most comparable GAAP measure, below.

The most comparable GAAP measure for EBITDA is net income. The reconciliation of net income (loss) to EBITDA is presented below.

	Three Months Ended March 31,
	2004	2003
Net income (loss)	$28,095	$(41,187)
+ tax expense (benefit)	18,343	(28,607)
+ interest expense, net	40,300	48,675
+ depreciation and amortization	14,392	16,028

EBITDA	$101,130	$(5,091)

11. Litigation

We are involved in various legal proceedings arising in the ordinary course of our business, as well as certain litigation and tax matters described below. We periodically assess our liabilities and contingencies in connection with these matters based upon the latest information available to us. For those matters where it is probable that we have incurred a loss and the loss or range of loss can be reasonably estimated, we record reserves in our consolidated financial statements. In other instances, we are unable to make a reasonable estimate of any liability because of the uncertainties related to both the probable outcome and amount or range of loss. As additional information becomes available, we adjust our assessment and estimates of such liabilities accordingly.

Based on our review of the latest information available, we believe our ultimate liability in connection with pending legal proceedings, including the litigation and tax matters described below, will not have a material adverse effect on our results of operations, cash flows or financial position, as described below.

In order to understand our potential exposure under the litigation and tax matters described below under the captions “Information Resources, Inc.” and “Tax Matters,” you need to understand the relationship between us and D&B, and certain of our predecessors and affiliates that, through various corporate reorganizations and contractual commitments, have assumed varying degrees of responsibility with respect to such matters.

In November 1996, the company then known as The Dun & Bradstreet Corporation separated through a spin-off (“1996 Distribution”) into three separate public companies: The Dun and Bradstreet Corporation, ACNielsen Corporation (“ACNielsen”), and Cognizant Corporation (“Cognizant”). In June 1998, The Dun & Bradstreet Corporation separated through a spin-off (“1998 Distribution”) into two separate public companies: R.H. Donnelley Corporation (formerly The Dun & Bradstreet Corporation) and a new company that changed its name to The Dun & Bradstreet Corporation. Later in 1998, Cognizant separated through a spin-off (“Cognizant Distribution”) into two separate public companies: IMS Health Incorporated (“IMS”), and Nielsen Media Research, Inc. (“NMR”). In September 2000, The Dun & Bradstreet Corporation separated into two separate public companies: Moody’s Corporation, (“Moody’s”) (formerly The Dun & Bradstreet Corporation), and a new company that changed its name to The Dun & Bradstreet Corporation. As a result of the form of R.H. Donnelley Corporation’s separation from The Dun & Bradstreet Corporation in 1998, we are the corporate successor of and technically the defendant and taxpayer referred to below as D&B with respect to any matter accruing prior to June 30, 1998.

Information Resources, Inc.

The following is a description of an antitrust lawsuit filed in 1996 by Information Resources, Inc. (“IRI”). As noted below, we have contingent liability for this matter as a result of our succeeding to D&B’s liabilities and obligations as part of the 1998 Distribution. As more fully described below, VNU N.V., a publicly traded Dutch company (“VNU”), and its subsidiary ACNielsen, have exclusive liability for any final judgment or settlement of this antitrust lawsuit, subject to a cap. The cap is determined based on the financial ability of VNU and ACNielsen to pay for any judgment or settlement. Under the contractual agreements described below, amounts in excess of the cap, if any, would be shared as follows: 25% for D&B; 25% for Moody’s; and the remaining 50% is shared by IMS and NMR (another subsidiary of VNU). Only if D&B and Moody’s were unable to bear all or a part of their aggregate 50%

share of the liability in excess of the cap, would we be liable, and then only to the extent that both of them could not satisfy their joint and several indemnity obligations to us.

In July 1996, IRI filed a complaint in the United States District Court for the Southern District of New York, naming as defendants D&B (now, the Company, as successor of D&B), A.C. Nielsen Company (a subsidiary of ACNielsen) and IMS (then known as Cognizant), at the time of the filing, all wholly owned subsidiaries of D&B.

The complaint alleges various violations of U.S. antitrust laws under Sections 1 and 2 of the Sherman Act. The complaint also alleges a claim of tortious interference with a contract and a claim of tortious interference with a prospective business relationship. These claims relate to the acquisition by defendants of Survey Research Group Limited (“SRG”). IRI alleges SRG violated an alleged agreement with IRI when it agreed to be acquired by the defendants and that the defendants induced SRG to breach that agreement.

IRI’s antitrust claims allege that the defendants developed and implemented a plan to undermine IRI’s ability to compete within the U.S. and foreign markets in North America, Latin America, Asia, Europe and Australia/New Zealand through a series of anti-competitive practices, including: unlawfully tying/bundling services in the markets in which defendants allegedly had monopoly power with services in markets in which ACNielsen competed with IRI; entering into exclusionary contracts with retailers in certain countries to deny IRI’s access to sales data necessary to provide retail tracking services or to artificially raise the cost of that data; predatory pricing; acquiring foreign market competitors with the intent of impeding IRI’s efforts to expand; disparaging IRI to financial analysts and clients; and denying IRI access to capital necessary for it to compete.

IRI’s complaint originally sought damages in excess of $350.0 million, which amount IRI sought to treble under antitrust laws. IRI has since revised its allegation of damages to exceed $650.0 million, which IRI also seeks to treble. IRI has filed with the Court the report of its expert who has opined that IRI suffered damages of between $581.6 million and $651.7 million from the defendants’ alleged practices. IRI also seeks punitive damages of an unspecified amount.

In April 2003, the court denied a motion for partial summary judgment by the defendants that sought to dismiss certain of IRI’s claims and granted in part a motion by IRI seeking reconsideration of certain summary judgment rulings the Court had previously made in favor of the defendants. The motion granted by the court concerns IRI’s claims of injuries from defendants’ alleged conduct in certain foreign markets.

Pursuant to a scheduling order entered by the Court on April 8, 2004, discovery is scheduled to end on November 1, 2004, and trial is scheduled to begin April 18, 2005.

In connection with the 1996 Distribution, Cognizant (now NMR), ACNielsen and D&B (now the Company) entered into an Indemnity and Joint Defense Agreement (the “JDA”), pursuant to which they agreed to:

•	allocate potential liabilities that may relate to, arise out of or result from the IRI lawsuit (“IRI Liabilities”); and

•	conduct a joint defense of such action.

In particular, the JDA provides that:

•	ACNielsen will assume exclusive liability for IRI Liabilities up to a maximum amount to be calculated at such time as such liabilities become payable as a result of a final non-appealable judgment or any settlement permitted under the JDA (the “ACN Maximum Amount”); and

•	D&B and Cognizant will share liability equally for any amounts in excess of the ACN Maximum Amount.

As noted above, ACNielsen is responsible for the IRI Liabilities up to the ACN Maximum Amount. The JDA

provides that ACNielsen initially is to determine the amount that it will pay at the time of settlement or a final judgment, if any, in IRI’s favor (the “ACN Payment”). The ACN Payment could be less than the ACN Maximum Amount. The JDA also provides for D&B and Cognizant to pay IRI 50% of the difference between the settlement or judgment amount and the ACN Payment. In exchange, the JDA requires ACNielsen to issue a secured note (the “ACN Note”), subject to certain limits and offsets, to each of D&B and Cognizant for the amount of their payment. The principal amount of each ACN Note issued to D&B and Cognizant is limited to 50% of the difference between the ACN Maximum Amount and the ACN Payment and is subject to further limitation that it cannot exceed 50% of the amount of any proceeds from any recapitalization plan designed to maximize ACNielsen’s claims paying ability. The ACN Notes would become payable upon the completion of any recapitalization plan described in the next paragraph.

The ACN Maximum Amount will be determined by an investment banking firm as the maximum amount that ACNielsen is able to pay after giving effect to:

•	any recapitalization plan submitted by an investment bank that is designed to maximize the claims-paying ability of ACNielsen without impairing the investment banking firm’s ability to deliver a viability opinion and without requiring stockholder approval; and

•	payment of interest on the ACN Notes and related fees and expenses.

For these purposes, “viability” means the ability of ACNielsen, after giving effect to such recapitalization plan, the payment of interest on the ACN Notes, the payment of related fees and expenses, and the payment of the ACN Maximum Amount, to:

•	pay its debts as they become due; and

•	finance the current and anticipated operating and capital requirements of its business, as reconstituted by such recapitalization plan, for two years from the date any such recapitalization plan is expected to be implemented.

As a result of VNU’s acquisition of ACNielsen in 2001, VNU assumed ACNielsen’s liabilities under the JDA and pursuant to the JDA will be included with ACNielsen in the computation of the ACN Maximum Amount. Under the agreements relating to the Cognizant Distribution, IMS and NMR are each jointly and severally liable for all Cognizant liabilities under the JDA, although we understand that amongst themselves they have agreed to share the liability for these amounts as follows: 75% IMS and 25% NMR up to a maximum of $125.0 million.

Under the agreements relating to the 1998 Distribution, D&B assumed the defense and agreed to indemnify us against any payments that we may be required to make, including any liabilities arising under the JDA, and IRI Liabilities arising from the IRI action itself, and in each case related legal fees. As required by those agreements, Moody’s Corporation, which subsequently separated from D&B in the 2000 Distribution, has agreed to be jointly and severally liable with D&B for the indemnity obligation to us. We understand that D&B and Moody’s have agreed amongst themselves to share equally (50% each) these indemnity obligations to us. Only if D&B and Moody’s were unable to bear all or a part of their aggregate 50% share of the liability in excess of the cap, would we be liable, and then only to the extent that both of them could not satisfy their joint and several indemnity obligations to us.

However, because liability for violations of the antitrust laws is joint and several and because many of the rights and obligations relating to the JDA are based on contractual relationships, the inability or failure of any party to the JDA to fulfill its obligations could result in the other parties, including us, bearing a greater share of the IRI Liabilities. Joint and several liability means that even where more than one defendant is determined to have been responsible for alleged wrongdoing, the plaintiff can collect all or part of a judgment from any one or more of the responsible defendants. This is true regardless of any contractual allocation of responsibility or indemnification provisions, including those described above among VNU, ACNielsen, D&B, IMS, Moody’s, NMR and us.

We are unable to predict at this time the outcome of the IRI action or the financial condition of ACNielsen and

VNU at the time of any such outcome. Accordingly, we cannot estimate the ACN Maximum Amount and the portion of any judgment to be paid by VNU and ACNielsen under the JDA, and hence cannot assess whether there is any material excess liability over the ACN Maximum Amount for which we might be liable. Nonetheless, while we cannot assure you as to the outcome of this matter, management presently believes that (i) D&B and Moody’s have sufficient financial resources, borrowing capacity and indemnity rights against IMS and NMR (who succeeded to Cognizant’s indemnity obligations under the Cognizant Distribution) and (ii) IMS and NMR in turn have sufficient financial resources and borrowing capacity to satisfy their indemnity obligations to D&B and Moody’s, so as to reimburse us for any payments we may be required to make and related costs we may incur in connection with this matter. Therefore, management presently believes that the ultimate resolution of this matter would not have a material adverse effect on the Company’s results of operations, cash flows or financial condition.

Tax Matters

D&B entered into global tax-planning initiatives in the normal course of its business, primarily through tax-free restructurings of both its foreign and domestic operations. The status of Internal Revenue Service reviews of these initiatives is summarized below.

Pursuant to a series of agreements relating to the spin-offs and separations referred to above, IMS and NMR are jointly and severally liable for, and must pay one-half of, and D&B and Moody’s are jointly and severally liable for, and must pay the other half of, any payments over $137.0 million for taxes, accrued interest and other amounts resulting from unfavorable IRS rulings on the matters summarized below (other than the matter summarized below under “— Amortization and Royalty Expense Deductions/Royalty Income — 1997-2004,” for which D&B and Moody’s, jointly and severally, are solely responsible). D&B, on our behalf, was contractually obligated to pay, and did pay, the first $137.0 million of tax liability in connection with the matter summarized below as “— Utilization of Capital Losses — 1989-1990.”

Under the terms of the 1998 Distribution, D&B agreed to assume the defense and to indemnify us for any tax liability that may be assessed against us and any related costs and expenses that we may incur in connection with any of these tax matters. Also, as required by those agreements, Moody’s has agreed to be jointly and severally liable with D&B for the indemnity obligation to us. Under the terms of certain of the other spin-offs and separations, D&B and Moody’s have, between each other, agreed to be financially responsible for 50% of any potential liabilities that may arise to the extent such potential liabilities are not directly attributable to each party’s respective business operations. Only if D&B and Moody’s were unable to bear all or a part of these liabilities, would we be liable, and then only to the extent that both of them could not satisfy their joint and several indemnity obligations to us.

While we cannot assure you as to the outcome in these matters, management presently believes that D&B and Moody’s have sufficient financial resources, borrowing capacity and indemnity rights against IMS and NMR (who succeeded to Cognizant’s indemnity obligations under the Cognizant Distribution) and IMS and NMR in turn have sufficient financial resources and borrowing capacity to satisfy their respective indemnity obligations to D&B and Moody’s, so as to reimburse us for any payments we may be required to make and related costs we may incur in connection with these tax matters. Therefore, management presently believes that the ultimate resolution of these matters would not have a material adverse effect on the Company’s results of operations, cash flows or financial condition.

Utilization of Capital Losses — 1989 — 1990

In 2000, D&B filed an amended tax return with respect to the utilization of capital losses in 1989 and 1990 in response to a formal IRS notice of adjustment. The amended tax return reflected an additional $561.6 million of tax and interest due. In 2000, D&B paid the IRS approximately $349.3 million and IMS (on behalf of itself and NMR) paid the IRS approximately $212.3 million. We understand that these payments were made under dispute in order to stop additional interest from accruing, that D&B is contesting the IRS’s formal assessment and would also contest the assessment of amounts, if any, in excess of the amounts paid, and that D&B has filed a complaint for a refund in the United States District Court. This case is expected to go to trial in 2005, unless earlier resolved among the IRS and the parties. We believe that the fact that D&B and IMS have already paid the IRS a substantial amount of additional taxes with respect to the contested tax planning strategies significantly mitigates our risk.

Royalty Expense Deductions — 1993 — 1997

In the second quarter of 2003, D&B received (on our behalf) a proposed notice of deficiency from the IRS with respect to a partnership transaction entered into in 1993. Specifically, the IRS is proposing to disallow certain royalty expense deductions claimed by D&B on its 1993 through 1996 tax returns. We understand that D&B estimates that the disallowance of the 1993 and 1994 royalty expense deductions would result in a loss of approximately $5.0 million in pending tax refunds and that the additional tax liability with respect to the disallowance of the 1995 and 1996 royalty expense deductions could be up to approximately $44.4 million (tax, interest and penalties, net of associated tax benefits).

In addition, and also in the second quarter of 2003, D&B received from the IRS on behalf of the partnership associated with the above transaction a notice of proposed partnership adjustment challenging the tax treatment of certain royalty payments received by the partnership in which D&B was a partner. In that notice, the IRS is seeking to reallocate certain partnership income to D&B. In January and April 2004, D&B received additional IRS notices (similar to those received in the second quarter of 2003) associated with D&B’s remaining interest in the partnership transaction (as described above) for the three months in 1997 for which the entities were partners. The additional tax liability with respect to D&B’s share of this income for the notices received in the second quarter of 2003 and January and April 2004 could be up to $21.9 million (tax, interest and penalties, net of associated tax benefits). We understand that D&B believes that these positions regarding the partnership are inconsistent with the IRS’ position with respect to the same royalty expense deductions described above. This $21.9 million additional liability would be in addition to the $44.4 million of additional liability related to royalty expense deductions discussed in the previous paragraph.

D&B has filed protests relating to these proposed adjustments with the IRS Office of Appeals. The parties are attempting to resolve these matters at the Appeals phase before proceeding to litigation, if necessary. If the IRS were to prevail in its position, D&B would share responsibility for the matter with Moody’s, IMS and NMR, as disclosed above. If D&B were to challenge any of these IRS positions at any time in a U.S. District Court or the U.S. Court of Federal Claims, rather than in U.S. Tax Court, the disputed amounts would need to be paid in advance for the Court to have jurisdiction over the case.

Amortization Expense Deductions — 1997 — 2004

In the fourth quarter of 2003, D&B received (on our behalf) IRS notices of proposed adjustment with respect to a partnership transaction entered into in 1997. In addition, D&B received, on behalf of the partnership, various IRS materials further explaining the examining agent’s position with respect to the activities of the partnership in 1997 and 1998.

In April 2004, D&B received (on our behalf) proposed notices of deficiency from the IRS, proposing adjustments with respect to the same partnership transaction entered into in 1997 described above. The adjustments proposed in the April notice reflect the notices of proposed adjustment and other IRS materials referred to above. The receipt of these notices provides D&B with the opportunity to appeal the proposed adjustments administratively to the IRS Office of Appeals.

Specifically, the IRS asserted that certain amortization expense deductions claimed by D&B on its 1997 and 1998 tax returns should be disallowed. We understand that D&B estimates that the additional tax liability as a result of the disallowance of the 1997 and 1998 amortization deductions and the disallowance of such deductions claimed from 1999 to date could be up to $53.9 million (tax, interest and penalties, net of associated tax benefits). This transaction is scheduled to expire in 2012 and, unless earlier terminated, based on current interest rates and tax rates, additional tax exposure would increase at a rate of approximately $2.2 million per quarter (including potential penalties) as future amortization expenses are deducted.

In addition, the IRS has asserted that royalty expense deductions, claimed by D&B on its tax returns for 1997 and 1998 for royalties paid to the partnership should be disallowed. Relatedly, the IRS has asserted that the receipt of these same royalties by the partnership should be reallocated to and reported as royalty income by D&B, including the portions of the royalties that were allocated to third party partners in the partnership, and, thus, included in their taxable income. We understand that D&B believes that the IRS’ stated positions with respect to the treatment of the royalty expense and royalty income are mutually inconsistent, making it unlikely that the IRS will prevail on both of the positions. As a result, we understand that D&B estimates that after taking into account certain other tax benefits resulting from the IRS’ position on the partnership it is unlikely that there will be any additional cash tax payments due in addition to the amounts noted above related to the amortization expense deduction.

In the event the IRS were to prevail on both positions with respect to the royalty expense/income, which D&B believes unlikely, D&B estimates that the additional tax liability as a result of the disallowance of the 1997 and 1998 royalty expense deductions, the disallowance of such deductions claimed from 1999 to date and the inclusion of the reallocated royalty income for all relevant years could be up to $137.5 million (tax, interest and penalties, net of associated tax benefits), which would be in addition to the $53.9 million noted above related to the amortization expense deduction.

We understand that D&B is attempting to resolve these matters with the IRS before proceeding to IRS Appeals or litigation, if necessary. If D&B were to challenge any of these IRS positions at any time in U.S. District Court or the U.S. Court of Federal Claims, rather than in U.S. Tax Court, the disputed amounts for each applicable year would need to be paid in advance for the Court to have jurisdiction over the case.

Conclusion

As a result of our assessment of our exposure in these matters relating to our prior relationship with D&B and its former affiliates, especially in light of our indemnity arrangements with D&B and Moody’s, and their respective financial resources, borrowing capacity and indemnity rights against IMS and NMR (and ACNielsen and VNU with respect to the IRI matter), and in turn IMS and NMR’s (and ACNielsen’s and VNU’s with respect to the IRI matter) respective financial resources and borrowing capacity to satisfy their respective indemnity obligations to D&B and Moody’s, no material amounts have been accrued in our consolidated financial statements for any of these D&B-related litigation and tax matters.

Other Matters

We are also involved in other legal proceedings, claims and litigation arising in the ordinary conduct of our business. Although we cannot assure you of any outcome, management presently believes that the outcome of such legal proceedings will not have a material adverse effect on our results of operations or financial condition and no material amounts have been accrued in our consolidated financial statements with respect to these matters.

12. Guarantees

R.H. Donnelley Inc. is a direct wholly owned subsidiary of the Company and the issuer of the 9 1/8 % Senior Subordinated Notes due 2008, which were redeemed in full on February 6, 2004, the Senior Notes and Subordinated Notes. The Company and the direct and indirect wholly owned subsidiaries of R.H. Donnelley Inc. jointly and severally, fully and unconditionally, guarantee these debt instruments. At March 31, 2004, R.H. Donnelley Inc.’s direct wholly owned subsidiaries were R.H. Donnelley Publishing & Advertising, Inc., R.H. Donnelley APIL, Inc. and Get Digital Smart.com Inc.

As of March 31, 2004, R.H. Donnelley Corporation has issued 200,604 shares of its Preferred Stock. See Note 7, Redeemable Convertible Preferred Stock and Warrants, for a further description of the terms of the Preferred Stock and the related dividend requirements. See Note 11, Litigation, for a description of various legal proceedings in which the Company is involved in and related contingencies.

R.H. Donnelley Corporation receives dividends from R.H. Donnelley Inc. for the payment of income taxes and certain other public company matters. Dividends for these items in these periods were not material.

In general, the Company and its subsidiaries are restricted from paying dividends to any third party, and our subsidiaries are restricted from paying dividends, loans or advances to R.H. Donnelley Corporation, with very limited exceptions, under the terms of our Credit Facility. See Note 6, Long-Term Debt, for a further description of our debt instruments.

R.H. Donnelley Corporation
Consolidating Condensed Balance Sheet
March 31, 2004

			R.H.
	R.H. Donnelley	R.H. Donnelley	Donnelley	Other		Consolidated
	Corp.	Inc.	Publishing &	Guarantor		R.H. Donnelley
	(Parent)	(Issuer)	Advertising	Subsidiaries	Eliminations	Corporation
Assets
Cash and cash equivalents		$8,104	$1,129	$38		$9,271
Accounts receivable, net			221,947			221,947
Deferred directory costs			41,741			41,741
Other current assets		17,610	1,412			19,022

Total current assets		25,714	266,229	38		291,981
Investment in subsidiaries	$171,564	4,584,982	(2,124,955)	87,488	$(2,551,445)	167,634
Fixed assets, net		17,360	4,218			21,578
Other assets		91,447				91,447
Intangible assets, net			1,852,709			1,852,709
Goodwill			97,040			97,040

Total assets	$171,564	$4,719,503	$95,241	$87,526	$(2,551,445)	$2,522,389

Liabilities, Preferred Stock and Shareholders’ Deficit
Accrued liabilities		$125,782	$39,387	$7,559	$(117,993)	$54,735
Deferred directory revenue			229,991			229,991
Current portion LTD		39,101				39,101

Total current liabilities		164,883	269,378	7,559	(117,993)	323,827
Long-term debt		1,964,441				1,964,441
Deferred income taxes, net		51,536	(63,557)	35,033	13,435	36,447
Other long-term liabilities		26,078	32			26,110
Redeemable convertible preferred stock	$202,563					202,563
Shareholders’ (deficit) equity	(30,999)	2,512,565	(110,612)	44,934	(2,446,887)	(30,999)

Total liabilities, preferred stock and shareholders’ equity	$171,564	$4,719,503	$95,241	$87,526	$(2,551,445)	$2,522,389

R.H. Donnelley Corporation
Consolidating Condensed Statement of Operations
For the Three Months Ended March 31, 2004

			R.H.
	R.H. Donnelley	R.H. Donnelley	Donnelley	Other		Consolidated
	Corp.	Inc.	Publishing &	Guarantor		R.H. Donnelley
	(Parent)	(Issuer)	Advertising	Subsidiaries	Eliminations	Corporation
Net revenue		$5,210	$138,597			$143,807
Expenses		21,587	59,363	$16		80,966
Partnership income	$28,477	66,209		20,814	$(91,603)	23,897

Operating income	28,477	49,832	79,234	20,798	(91,603)	86,738
Interest expense		(40,300)				(40,300)

Pre-tax income	28,477	9,532	79,234	20,798	(91,603)	46,438
Income tax expense (benefit)		18,945	(29,356)	(7,549)	383	18,343

Net income	28,477	28,477	49,878	13,249	(91,986)	28,095
Preferred dividend	5,287					5,287

Income available to common shareholders	$23,190	$28,477	$49,878	$13,249	$(91,986)	$22,808

R.H. Donnelley Corporation
Consolidating Condensed Statement of Operations
For the Three Months Ended March 31, 2003

			R.H.
	R.H. Donnelley	R.H. Donnelley	Donnelley	Other		Consolidated
	Corp.	Inc.	Publishing &	Guarantor		R.H. Donnelley
	(Parent)	(Issuer)	Advertising	Subsidiaries	Eliminations	Corporation
Net revenue	$—	$6,555	$5,864	$—	$—	$12,419
Expenses	—	16,816	41,119	35	—	57,970
Partnership (loss) income	(41,922)	(4,347)	—	51,314	18,588	23,633

Operating (loss) income	(41,922)	(14,608)	(35,255)	51,279	18,588	(21,918)
Interest (expense) income	—	(48,675)	(48,435)	48,435	—	(48,675)
Other income	—	799	—	—	—	799

Pre-tax (loss) income	(41,922)	(62,484)	(83,690)	99,714	18,588	(69,794)
Income tax benefit (expense)	—	20,562	32,272	(24,962)	735	28,607

Net (loss) income	(41,922)	(41,922)	(51,418)	74,752	19,323	(41,187)
Preferred dividend	42,154	—	—	—	—	42,154

(Loss) income available to common shareholders	$(84,076)	$(41,922)	$(51,418)	$74,752	$19,323	$(83,341)

R.H. Donnelley Corporation
Consolidating Condensed Statement of Cash Flows
For the Three Months Ended March 31, 2004

		R.H.
	R.H. Donnelley	Donnelley	R.H. Donnelley	Other		Consolidated
	Corp.	Inc.	Publishing &	Guarantor		R.H. Donnelley
	(Parent)	(Issuer)	Advertising	Subsidiaries	Eliminations	Corporation
Cash flow from operations	$—	$(13,358)	$81,971	$26,767	$(754)	$94,626
Cash flow from investing activities	—	(2,847)	—	—		(2,847)
Cash flow from financing activities:
Debt repayments	—	(88,591)	—	—	—	(88,591)
Intercompany transfers	—	107,627	(81,644)	(26,737)	754	—
Other	—	(1,639)	—	—	—	(1,639)

Net cash flow from financing activities	—	17,397	(81,644)	(26,737)	754	(90,230)

Change in cash	—	1,192	327	30	—	1,549
Cash at beginning of year	—	6,900	801	21	—	7,722

Cash at end of period	$—	$8,092	$1,128	$51	$—	$9,271

R.H. Donnelley Corporation
Consolidating Condensed Statement of Cash Flows
For the Three Months Ended March 31, 2003

					Consolidated
	R.H. Donnelley	R.H.	R.H. Donnelley	Other	R.H.
	Corp.	Donnelley Inc.	Publishing &	Guarantor	Donnelley
	(Parent)	(Issuer)	Advertising	Subsidiaries	Corporation
Cash flow from operations	$(41,922)	$(2,245)	$2,263,674	$(2,130,698)	$88,809
Cash flow from investing activities	—	(335,685)	(2,243,345)	2,227,475	(351,555)
Cash flow from financing activities	41,922	347,670	(25,619)	(96,811)	267,162

Change in cash	—	9,740	(5,290)	(34)	4,416
Cash at beginning of year	—	7,745	—	42	7,787

Cash at end of period	$—	$17,485	$(5,290)	$8	$12,203

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Information

Certain statements contained in this Form 10-Q regarding our future operating results, performance, business plans or prospects and any other statements not constituting historical fact are “forward-looking statements” subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. Where possible, words such as “believe”, “expect”, “anticipate”, “should”, “will”, “would”, “planned”, “estimated”, “potential”, “goal”, “outlook”, “could”, and similar expressions, are used to identify such forward-looking statements. All forward-looking statements reflect only our current beliefs and assumptions with respect to our future results, business plans, and prospects, and are based solely on information currently available to us. Accordingly, these statements are subject to significant risks and uncertainties and our actual results, business plans and prospects could differ significantly from those expressed in, or implied by, these statements. We caution readers not to place undue reliance on, and we undertake no obligation to update, other than imposed by law, any forward-looking statements. Unless otherwise indicated, the terms “Company”, “we”, “us” and “our” refer to R.H. Donnelley Corporation and its direct and indirect wholly owned subsidiaries. Such risks and uncertainties are described in detail in our Annual Report on Form 10-K for the year ended December 31, 2003.

Corporate Overview

We are a leading yellow pages publisher and directional media company. Directional media is where consumers go to find who sells the goods and services they are ready to purchase. We currently publish approximately 260 directories under the Sprint Yellow Pages ® brand in 18 states, with major markets including Las Vegas, Orlando, and Lee County, Florida, with a total circulation of approximately 18 million serving approximately 160,000 local and 4,000 national advertisers. We also offer online city guides and search web sites in these major markets under the Best Red Yellow Pages brand at www.bestredyp.com. In addition, through The DonTech II Partnership (“DonTech”), our perpetual partnership with an affiliate of SBC Communications Inc. (“SBC”), we serve as the exclusive sales agent for 129 SBC-branded directories under the SBC Yellow Pages ® brand in Illinois and northwest Indiana, with a total circulation of approximately 10 million serving approximately 100,000 local advertisers.

On January 3, 2003, we acquired all the outstanding capital stock of the various entities comprising Sprint Publishing and Advertising (“SPA”), Sprint Corporation’s (“Sprint”) directory publishing business, for $2,229.8 million in cash. The acquisition was accounted for as a purchase business combination and the purchase price was allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their respective fair values on the acquisition date. The results of the SPA business are included in our consolidated results from and after January 3, 2003. SPA is now operated as R.H. Donnelley Publishing & Advertising, Inc., an indirect, wholly owned subsidiary of the Company.

Segment Reporting

Donnelley

As the publisher of yellow pages directories, directory revenue is recognized under the deferral and amortization method based on the annual billing value of the advertisements sold in a directory (“publication sales”), subject to a provision for sales claims and allowances. Revenue from the sale of such advertising is deferred when a directory is published and recognized ratably over the life of a directory, which is typically 12 months. Certain costs directly related to selling and production of directories are also deferred when incurred and recognized ratably over the life of a directory. These costs include sales commissions and print, paper and initial distribution costs. All of our other operating and administrative costs are included in this segment as well and are expensed as incurred. We also earn revenue from pre-press publishing and billing services provided to SBC for the yellow pages directories for which DonTech sells advertising and from SBC for sales-related computer application services provided to DonTech. The fees received for these services are included in our Donnelley segment, as they relate more to our pre-press publishing services than DonTech sales activities.

DonTech

DonTech is a 50/50 perpetual partnership with an operating unit of SBC. DonTech acts as the exclusive sales agent for yellow pages directories published by SBC in Illinois and northwest Indiana and earns a commission from SBC at the time a sales contract is signed. We account for our investment in DonTech under the equity method and record our income from DonTech as partnership income. Our reported income from DonTech is comprised of our 50% interest in the net profits of DonTech and revenue participation income received directly from an affiliate of SBC. Revenue participation income is based on a percentage of DonTech advertising sales and comprises approximately 80% to 85% of our total annual income related to DonTech. Total income from DonTech accounted for approximately 24% of our total operating income before depreciation and amortization for the three months ended March 31, 2004. Certain general and administrative expenses incurred to support this business are not allocated to the DonTech segment, but we believe such expenses are not material to our segment reporting.

The DonTech partnership is considered a separate operating segment because, among other things, the partnership has its own Board of Directors and the employees of DonTech, including its officers and managers, are not our employees. The SPA transaction did not affect our partnership with SBC, and DonTech continues to act as a sales agent for SBC. Further, we have consistently accounted for our partnership interest in DonTech under the equity method.

Critical Accounting Estimates

The preparation of financial statements in accordance with generally accepted accounting principles (“GAAP”) requires management to estimate the effect of various matters that are inherently uncertain as of the date of the financial statements. Each of these estimates varies in regard to the level of judgment involved and its potential impact on the Company’s reported financial results. Estimates are deemed critical when a different estimate could have reasonably been used or when changes in the estimate are reasonably likely to occur from period to period, and could materially impact the Company’s financial condition, changes in financial condition or results of operations. The Company’s significant accounting polices are discussed in Note 2 of the consolidated financial statements included in Item 1 of this quarterly report. The critical estimates inherent in these accounting polices are discussed below.

Allowance for Doubtful Accounts and Sales Claims

We record our revenue net of an allowance for sales claims. In addition, we record a provision for bad debts. The provision for bad debts and allowance for sales claims is estimated for each directory based on historical experience. We also evaluate the current condition of our customer balances, bankruptcy filings, historical charge-off patterns, recovery rates and other data when determining our allowance for doubtful accounts reserve. We review these estimates periodically to assess whether additional adjustment is needed based on economic events or other circumstances, including actual experience at the end of the billing and collection cycle with respect to each directory. We believe that the allowance for doubtful accounts and sales claims is adequate to cover anticipated losses under current conditions; however, significant deterioration in any of the factors noted above or in the overall economy could materially change these expectations. The provisions for sales claims and doubtful accounts are estimated based on a percentage of revenue. Accordingly, an additional 1% change in either of these allowance percentages would impact net income by approximately $3.0 million annually.

Pension Benefits

Our pension plan obligations and related assets of our defined benefit retirement plans are presented in Note 11 to our consolidated financial statements. Plan assets consist primarily of marketable equity and debt instruments and are valued using market quotations. Plan obligations and annual pension expense are determined by independent actuaries and through the use of a number of assumptions. Key assumptions in measuring the plan obligations include the discount rate, the rate of future salary increases and the long-term expected return on plan assets. In determining the discount rate, we look at yields on high-quality, fixed-income investments with maturities corresponding to the anticipated timing of the benefit payments. Salary increase assumptions are based upon historical experience and anticipated future management actions. Asset returns are based upon the anticipated average rate of earnings expected on invested funds of the plan over the long-run. At December 31, 2003, the weighted-average actuarial assumptions were: discount rate of 6.0%; long-term rate of return on plan assets of 8.25%; and assumed salary increases of 3.66%. Net periodic pension costs recognized in 2003 were $1.1 million. A 1% change in the discount rate would affect net income by approximately $0.5 million; a 1% change in the long-

term rate of return on plan assets would affect net income by approximately $0.4 million; and a 1% change in assumed salary increases would affect net income by approximately $0.3 million.

Intangible Assets and Goodwill Valuation and Amortization

Our intangible assets consist of directory service agreements between the Company and Sprint, established customer relationships, trade names, all resulting from the SPA acquisition. The intangible assets are being amortized over the period the assets are expected to contribute to the cash flow of the Company, which reflect the expected pattern of benefit. Our recorded goodwill resulted from the SPA acquisition and is not subjected to amortization.

The intangible assets are subject to an impairment test in accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-lived Assets (“SFAS 144”), and the goodwill is subject to an impairment test in accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). The Company reviews the carrying value of its intangible assets for impairment at least annually or more frequently whenever events or circumstances indicate that their carrying amount may not be recoverable. The impairment test for the intangible assets is performed by comparing the carrying amount of the intangible assets to the sum of the undiscounted expected future cash flows. In accordance with SFAS 144, impairment exists if the sum of the future undiscounted cash flows is less than the carrying amount of the intangible asset, or to its related group of assets. Impairment would result in a write-down of the intangible asset to its estimated fair value based on the discounted future cash flows. Goodwill is tested for impairment by comparing the carrying amount of the reporting unit to which it was assigned to the estimated fair value of the reporting unit. In accordance with SFAS 142, impairment exists if the carrying amount of the reporting unit is less than its estimated fair value. Impairment would result in a write-down equal to the difference between the carrying amount and the estimated fair value of the reporting unit.

We used certain estimates and assumptions in our impairment evaluation, including, but not limited to, projected future cash flows, revenue growth, customer attrition levels, and estimated write-offs. As of December 31, 2003, management believes that there was no impairment to the intangible assets or goodwill. However, significant deterioration in our business, the assumptions underlying the impairment evaluations, or in the overall economy, could result in impairment charges in future reporting periods. Had the aggregate net book value of the intangible assets as of December 31, 2003 been impaired by 1%, net income would have been adversely impacted by approximately $11.0 million.

Additionally, management must assess whether the remaining useful lives of the intangible assets represent the period that the intangible assets are expected to contribute to the cash flow of the Company. In our assessment process, we used certain estimates and assumptions, including projected future cash flows, customer attrition levels and industry and economic conditions. In accordance with SFAS 142, we evaluate the remaining useful lives annually to determine whether events or circumstances warrant a revision to the remaining period of amortization. If the estimated remaining useful lives change, the remaining carrying amount of the intangible asset would be amortized prospectively over that revised remaining useful life. For the year ended December 31, 2003, amortization of intangible assets was approximately $50 million. Should the remaining useful lives of the intangible assets be shortened by 10%, net income would be adversely impacted by approximately $3.0 million.

Each of these critical accounting estimates pertains only to the Donnelley segment, as further described in Note 10 to the consolidated financial statements included in Item 1 of this quarterly report. We do not believe we make any critical accounting estimates with respect to our DonTech segment. Management believes the current assumptions and other considerations used to estimate these amounts in the Company’s consolidated financial statements are appropriate.

New Accounting Pronouncements.

In March 2004, the Emerging Issues Task Force (“EITF”) reached a final consensus on EITF Issue No. 03-6, Participating Securities and the Two-Class Method under FASB Statement 128 (“EITF 03-6”), which established standards regarding the computation of earnings per share (“EPS”) by companies that have issued securities other than common stock that contractually entitle the holder to participate in dividends and earnings of the company.

EITF 03-6 is effective for interim periods ending on or after June 30, 2004 for calendar year companies. We have adopted the provisions of EITF 03-6 during the first quarter of 2004.

RESULTS OF OPERATIONS
Three months ended March 31, 2004 and 2003

Factors Affecting Comparability

SPA Acquisition

Because of the SPA acquisition, the related financing and associated accounting, our 2003 GAAP results previously reported are not comparable to our 2004 results prepared in accordance with GAAP. Also, because purchase accounting rules precluded us from recognizing revenue and certain expenses for those directories that published prior to the acquisition, including all January 2003 published directories, revenue and certain expenses reported in 2003 are not representative of revenue and certain expenses that would have been reported in 2003 absent these purchase accounting adjustments. Accordingly, in addition to a discussion of the reported 2004 GAAP results compared to the reported 2003 GAAP results, we are also providing a comparison of 2004 GAAP results to 2003 adjusted results. Among other things, the 2003 adjusted results exclude the effect of purchase accounting on deferred revenue and certain expenses. For a detailed discussion of 2004 GAAP revenue and expenses versus 2003 adjusted revenue and expenses, which we believe are more comparable to each other, as well as a detailed discussion of advertising sales, which drive revenue, see “Adjusted Amounts and Other Non-GAAP Measures” below.

Relocation and Integration Charges

Our first quarter 2004 expenses include severance, move-related and integration charges of $2.6 million relating to the relocation of our corporate offices to Cary, North Carolina. These costs are included in general and administrative expenses.

Net Revenue

The components of our net revenue in the three months ended March 31, 2004 and 2003 were as follows:

(amounts in millions)	2004	2003	$ Change
Gross directory advertising revenue	$138.8	$5.3	$133.5
Sales allowances	(1.4)	—	(1.4)

Net directory advertising revenue	137.4	5.3	132.1
Pre-press publishing fees	4.8	6.1	(1.3)
Other revenue	1.6	1.0	0.6

Total	$143.8	$12.4	$131.4

Revenue is derived entirely from our Donnelley segment since DonTech is accounted for under the equity method. Our directory advertising revenue is earned primarily from the sale of advertising in yellow pages directories we publish, net of sales allowances. Revenue from directory advertising sales is recognized under the deferral and amortization method, whereby revenue from advertising sales is initially deferred when the directory is published and recognized ratably over the directory’s life, which is typically 12 months. Pre-press publishing fees and other revenue are recognized when earned. Total net revenue in the three months ended March 31, 2004 was $143.8 million as compared to $12.4 million in the same period in the prior year. The increase in total net revenue in the first quarter of 2004 is primarily a result of purchase accounting adjustments that adversely impacted first quarter 2003 results as described above. Due to the adjustments, directory revenue for the three months ended March 31, 2003 includes only the amortization of February and March 2003 publication sales under the deferral and amortization method for two months and one month, respectively.

Revenue from pre-press publishing services was $4.8 million in the three months ended March 31, 2004 as compared to $6.1 million in the same period in the prior year. The decrease of $1.3 million is primarily due to fees earned from a third party pre-press publishing contract for which we ceased providing services in the first quarter in 2003. There were no comparable revenues earned in the first quarter of 2004. Other revenue in 2004 and 2003 included fees for sales-related computer application services rendered to DonTech on behalf of SBC, plus revenue for late fees paid on outstanding customer balances, sales of directories and fees from telephone companies for publishing their information pages. Changes in these items account for the difference in other revenue between 2004 and 2003.

Expenses

The components of our total expenses for three months ended March 31, 2004 and 2003 were as follows:

(amounts in millions)	2004	2003	$ Change
Operating expenses	$53.8	$32.0	$21.8
G&A expenses	12.7	10.0	2.7
D&A expenses	14.4	16.0	(1.6)

Total	$80.9	$58.0	$22.9

All reported expenses are derived entirely from our Donnelley segment since DonTech is accounted for under the equity method. Certain costs directly related to the selling and production of directories are initially deferred and recognized ratably over the life of the directory.

Operating Expenses

Total operating expenses in the three months ended March 31, 2004 were $53.8 million as compared to $32.0 million in the same period in the prior year. The increase in operating expenses in 2004 is primarily a result of the same purchase accounting adjustments in the 2003 period described above. Similar to the deferral and amortization method of revenue recognition, certain costs directly related to the selling and production of our directories are initially deferred when incurred and recognized ratably over the life a directory. Due to the elimination of SPA’s deferred revenue and deferred costs for 2002 and January 2003 directories as required by purchase accounting, our reported operating expenses in 2003 did not include certain expenses associated with those directories totaling approximately $25.6 million. Due to these adjustments, directory expenses for the three months ended March 31, 2003 include only the amortization of February and March 2003 deferred directory costs under the deferral and amortization method for two months and one month, respectively. Partially offsetting the increase in operating expenses is a reduction of bad debt expense of $4.1 million resulting from continued improvements in the collection process. Additionally, publishing and information technology costs were lower by approximately $3.1 million due to the elimination of duplicate facility and associated operational costs resulting from the integration of the SPA acquisition. The majority of these duplicative costs were eliminated subsequent to the first quarter of 2003. Lastly, print, paper and distribution costs were lower by $0.6 million in the first quarter of 2004 as compared to the prior year due to process improvements implemented following the SPA acquisition. Partially offsetting these lower expenses were $2.7 million of remaining purchase accounting adjustments relating to the SPA acquisition recorded in the first quarter of 2004 and an increase in corporate governance costs of $0.4 million.

General and Administrative Expenses

General and administrative (“G&A”) expenses in three months ended March 31, 2004 were $12.7 million as compared to $10.0 million in the same period in the prior year. Due to the elimination of SPA’s deferred revenue and deferred costs for 2002 and January 2003 directories as required by purchase accounting, our reported G&A expenses in 2003 did not include certain expenses associated with those directories totaling $1.0 million. Additionally, the increase in G&A expenses is primarily attributable to incremental costs of $2.6 million relating to the relocation of our corporate offices to Cary, North Carolina.

Depreciation and Amortization

Depreciation and amortization (“D&A”) for the three months ended March 31, 2004 was $14.4 million as compared to $16.0 million in the same period in the prior year. D&A in both the three-month periods includes $12.5 million of amortization of the intangible assets acquired in the SPA acquisition. Depreciation of fixed assets and amortization of computer software was $1.9 million in the three months ended March 31, 2004 and $3.5 million in the same period in the prior year. This decrease is due to certain fixed assets and computer software, which were fully depreciated in 2003.

Partnership Income

Partnership income relates exclusively to our DonTech segment and includes our 50% share of the net income of DonTech (accounted for under the equity method) and revenue participation income from SBC. As a sales agent for SBC, DonTech earns commission revenue based on the annual value of sales contracts executed during the period (“calendar sales”). We also earn revenue participation income based on the amount of calendar sales during the period. Partnership income was $23.9 million for the three months ended March 31, 2004 as compared to $23.6 million in the same period in the prior year. The slight increase in partnership income from DonTech is primarily due to the increase in calendar sales in the first quarter of 2004 as compared to the similar period in the prior year. See “Adjusted Amounts and Other Non-GAAP Measures — DonTech Advertising Sales-Calendar and Publication Sales” below for a further description of these amounts.

Operating Income / (Loss)

Operating income (loss) by segment for the three months ended March 31, 2004 and 2003 was as follows:

	2004	2003
	(amounts in millions)
Donnelley	$62.8	$(45.5)
DonTech	23.9	23.6

Total	$86.7	$(21.9)

Reported operating income for the three months ended March 31, 2004 of $86.7 million increased by $108.6 million from the operating loss of $21.9 million in the same period in the prior year. The increase in operating income was primarily a result of purchase accounting rules that precluded us from recognizing revenue and certain expenses in 2003 for those directories that published prior to the acquisition, including all January 2003 published directories.

Interest Expense, Net

Net interest expense was $40.3 million for the three months ended March 31, 2004 as compared to $48.7 million in the same period in the prior year. The decrease in net interest expense is a result of lower outstanding debt balances plus lower interest rates in 2004 as compared to the prior year, offset by a $1.2 million charge to interest expense resulting from the redemption of the remaining 9 1/8% Senior Subordinated Notes in the first quarter of 2004. The $1.2 million charge consisted of the premium over par value paid at redemption of $1.0 million, plus the write-off of $0.2 million of unamortized deferred financing costs. Interest expense for the three months ended March 31, 2004 and 2003 includes $3.6 million and $4.0 million of non-cash amortization of deferred financing costs, respectively.

Other Income

Other income of $0.8 million for the three months ended March 31, 2003 represents a gain on hedging activities. In December 2002, a charge of $1.5 million was recorded to reclassify to earnings the cumulative change in the fair value of the swap that was previously recognized in accumulated other comprehensive loss on the balance sheet due to the loss of hedge accounting treatment. In 2003, we recognized a corresponding gain of $1.5 million as the swap matured. In the first and second quarters of 2003, we recognized $0.8 million and $0.7 million of this gain, respectively. The swap matured in June 2003.

Net Income (Loss) and Earnings (Loss) Per Share

Net income for the three months ended March 31, 2004 was $28.1 million as compared to the net loss of $41.2 million for the same period in the prior year. The results for 2003 were adversely affected by purchase accounting adjustments that prevented us from recognizing deferred revenue and certain expenses associated with those directories published prior to the acquisition, including all January 2003 published directories.

The dividend on our 8% redeemable convertible cumulative preferred stock (“Preferred Stock”) reduces net income or increases the net loss, resulting in income (loss) available to common shareholders from which earnings per share amounts are calculated. The amount of the Preferred Stock dividend includes the stated 8% dividend, plus a deemed dividend for a beneficial conversion feature (“BCF”). The BCF is a function of the conversion price of the Preferred Stock, the fair value of the related warrants issued with the Preferred Stock and the fair market value of the underlying common stock on the date of issuance. In connection with the issuance of our Preferred Stock and each subsequent quarterly dividend date, a BCF was recorded because the fair value of the underlying common stock at the time of issuance was greater than the conversion price of the Preferred Stock. The full amount of the BCF is treated as a deemed dividend because the Preferred Stock was convertible into common stock immediately after issuance in November 2002 and January 2003. The Preferred Stock dividend in the first quarter of 2004 and 2003 of $5.3 million and $42.2 million, respectively, consisted of the stated 8% dividend of $4.4 million and $3.9 million, respectively, and a BCF of $0.9 million and $38.2 million, respectively. The BCF recorded in the first quarter of 2003 was more significant than BCF amounts recorded in subsequent periods, reflecting the issuance of the Preferred Stock and related warrants in January 2003. The resulting income (loss) available to common shareholders was $22.8 million and $(83.3) million in the three months ended March 31, 2004 and 2003, respectively.

For the three months ended March 31, 2004, basic EPS using the two-class method were $0.57 and diluted EPS were $0.54 per share. For the three months ended March 31, 2003, basic EPS, calculated under the two-class method, were a loss of $2.76. Diluted EPS were also a loss of $2.76. Because there was a reported net loss in the first quarter 2003, the calculation of diluted EPS was anti-dilutive compared to basic EPS. Diluted EPS cannot be greater than basic EPS (or less of a loss). Therefore, reported diluted EPS and basic EPS for the first quarter 2003 were the same. See Note 2, Summary of Significant Accounting Policies, in Part 1 — Item 1 of this quarterly report for further details and computations of the basic and diluted EPS amounts.

Adjusted Amounts and Other Non-GAAP Measures

As a result of the SPA acquisition, our 2003 GAAP results previously reported are not comparable to our 2004 results prepared in accordance with GAAP. Under our deferral and amortization revenue recognition method, certain directories published in 2002, plus directories published in January 2003, would have been recognized as revenue in 2003. However, purchase accounting considerations precluded us from recognizing directory revenue and certain expenses associated with directories that published prior to the acquisition, plus all January 2003 published directories. Accordingly, our reported 2003 GAAP results are not indicative of our underlying operations and financial performance during 2003. Accordingly, management has presented adjusted results for the three months ended March 31, 2003 that, among other things, eliminate the purchase accounting impact on revenue and certain expenses in order to provide data more comparable to our results for the three months ended March 31, 2004. Management believes that the presentation of this adjusted information will help readers better and more easily compare current period underlying operational results to what our performance would likely have been in the comparable 2003 period, absent purchase accounting considerations. All of the following adjusted amounts are non-GAAP measures, which have been reconciled to the most comparable GAAP measures below.

	Three months
	ended March 31,
(amounts in millions)	2004	Three months ended March 31, 2003
	Reported	Reported
	GAAP	GAAP	Adjustments		Adjusted
Net revenue	$143.8	$12.4	$131.1	(1)	$143.5
Expenses, other than depreciation and amortization	66.6	41.9	26.6	(2)	68.5
Depreciation and amortization	14.4	16.0	—		16.0
Partnership income	23.9	23.6	—		23.6

Operating income (loss)	$86.7	$(21.9)	$104.5		$82.6

(1)	Represents revenue for directories that published prior to the acquisition, plus all January 2003 published directories, which would have been recognized during the period had it not been for purchase accounting adjustments required under GAAP.

(2)	Represents expenses for directories that published prior to the acquisition, plus all January 2003 published directories, which would have been recognized during the period had it not been for purchase accounting adjustments required under GAAP, and the effect of differences in the application of accounting policies between legacy SPA and the Company.

     2004 GAAP Revenue and Expenses Compared to 2003 Adjusted Revenue and Expenses

The components of 2004 GAAP revenue and 2003 adjusted revenue for the three months ended March 31 are as follows:

	2004	2003
	Reported	Reported			2003		%
(amounts in millions)	GAAP	GAAP	Adjustments		Adjusted	$ Change	Change
Gross directory advertising revenue	$138.8	$5.3	$132.1	(1)	$137.4	$1.4	1.0%
Sales claims and allowances	(1.4)	—	(1.6	)(1)	(1.6)	0.2	12.5

Net directory advertising revenue	137.4	5.3	130.5		135.8	1.6	1.2
Pre-press publishing fees	4.8	6.1	—		6.1	(1.3)	(21.3)
Other revenue	1.6	1.0	0.6	(2)	1.6	—	—

Net revenue	$143.8	$12.4	$131.1		$143.5	$0.3	0.2%

(1)	Represents revenue and sales claims and allowances for directories that published prior to the acquisition, plus all January 2003 published directories, which would have been recognized during the period had it not been for purchase accounting adjustments required under GAAP.

(2)	Represents other revenue, primarily graphic revenue, related to directories that published prior to the acquisition, plus all January 2003 published directories, which would have been recognized during the period had it not been for purchase accounting adjustments required under GAAP.

Total net revenue in the three months ended March 31, 2004 was $143.8 million, an increase of $0.3 million or 0.2% from adjusted net revenue of $143.5 million in the comparable period in the prior year. Under the deferral and amortization method of revenue recognition, revenue from directory advertising sales is initially deferred when a directory is published and recognized ratably over the life of the directory, which is typically 12 months.

The increase in adjusted gross directory advertising revenue is a result of higher advertiser renewal rates and new business in our major Sprint markets for which directories published in the first quarter, which was partially offset by weaker performance in national sales and certain smaller Sprint markets for which directories published in the first quarter. In addition, due to the deferral and amortization method, sales growth in published directories is amortized to revenue over the life of the directory, which delays recognition of publication sales as recorded revenue. The decrease in pre-press publishing fees of $1.3 million is primarily a result of the expiration of a third party pre-press publishing contract for which we ceased providing services in first quarter 2003.

Operating and G&A expenses in the first quarter of 2004 of $66.6 million decreased by $1.9 million or 2.8% from adjusted operating and G&A expenses of $68.5 million in the first quarter of 2003. Similar to the deferral and amortization method of revenue recognition, certain costs directly related to the selling and production of our directories are initially deferred when incurred and recognized ratably over the life a directory. The decrease in expenses in the first quarter of 2004 is primarily due to lower bad debt expense of $4.1 million resulting from continued process improvements in the collection process. Additionally, the decrease in expenses in the first quarter of 2004 is also due to lower publishing and information technology costs from the elimination of duplicative facilities and operational costs resulting from integration of the SPA acquisition of approximately $3.1 million and lower print, paper and distribution costs of $0.6 million due to process improvements implemented following the SPA acquisition. These decreases were offset by $2.7 million of remaining purchase accounting adjustments relating to the SPA acquisition, $2.6 million in increased general and administrative costs due to the headquarters relocation to Cary, North Carolina and an increase in corporate governance costs of $0.4 million.

Operating income in the three months ended March 31, 2004 was $86.7 million, an increase of $4.1 million or 5.0% from adjusted operating income in the three months ended March 31, 2003 of $82.6 million, reflecting the above variances. Additionally, our 2004 operating results during the first quarter of 2004 have been adversely impacted by purchase accounting adjustments that preclude us from recognizing $3.4 million in additional operating income.

     Donnelley Advertising Sales — Publication Sales

Management reviews and evaluates the value of advertising sales in directories that published during the period (“publication sales”) as its primary sales performance measure. Directory advertising revenue is driven by publication sales. Management believes that a comparison of publication sales for the same directories from one period to another gives a better indication of underlying sales trends, economic conditions and business confidence than a comparison of directory revenue recognized using the deferral and amortization method. Because we recognize directory revenue ratably over the life of a directory, the amount of revenue recognized during a period is not directly related to the sales trends, economic conditions and business confidence during that period. Publication sales are comparable to a “same-store” sales measure and are utilized and disclosed by many directory publishers, thus facilitating comparison of sales performance among publishers. If events occur during the current period that affect the comparability of publication sales to the prior year period, such as changes in directory publication dates, then prior year publication sales amounts are adjusted to conform to the current period presentation.

Publication sales in the three months ended March 31, 2004 for the Donnelley segment were $151.3 million, up $3.8 million or 2.6% from publication sales for the Donnelley segment of $147.5 million in the three months ended March 31, 2003. The increase in publication sales resulted from higher advertiser renewal rates and new business in our major Sprint markets for which directories published in the first quarter. These results were partially offset by weaker performance in national sales and certain smaller Sprint markets for which directories published in the first quarter. Publication sales are a non-GAAP measure for which the most comparable GAAP measure related to the Donnelley segment is net revenue. A reconciliation of publication sales to net revenue reported in accordance with GAAP is presented below:

	For the Three Months
	Ended March 31,
(amounts in millions)	2004	2003
Publication sales-Donnelley segment	$151.3	$147.5
Less adjustment for changes in directory publication dates	—	(2.4)
Less publication sales for January 2003 directories not recognized as revenue due to purchase accounting	—	(102.4)
Less current period publication sales deferred and not recognized as revenue in current period	(109.8)	(37.4)
Plus net revenue reported in the period for 2003 publication sales, excluding publication sales for January 2003	95.9	—

Net directory advertising revenue on above publication sales	137.4	5.3
Plus net revenue that would have been reported for publication sales made prior to acquisition, including all January 2003 directories, absent purchase accounting	—	131.1
Pre-press publishing revenue	4.8	6.1
Other revenue	1.6	1.0

Adjusted Net Revenue	$143.8	$143.5
Less net revenue that would have been reported for publication sales made prior to acquisition, including all January 2003 directories, absent purchase accounting	—	(131.1)

Net Revenue-GAAP	$143.8	$12.4

     DonTech Advertising Sales — Calendar and Publication Sales

          Calendar Sales

As a sales agent for SBC, DonTech recognizes commission revenue based on the annual value of a sales contract (calendar sales) in the period the contract is executed. Management reviews calendar sales for DonTech because this is a primary driver of our income from DonTech. DonTech manages the sale of advertising to customers on a directory-by-directory basis or project basis (a project consists of two or more directories in a geographic area) and organizes the sales into directories as a sales campaign. Accordingly, changes in the beginning and ending dates of a sales campaign and the actual sales recorded at any point during the campaign can vary from one period to the next. These variations, or timing factors, can cause calendar sales, and thus partnership income, to be materially different from the prior comparative period.

Income from DonTech consisted of the following:

	Three months ended March 31,
(amounts in millions)	2004	2003
50% share of DonTech net profits	$3.1	$3.2
Revenue participation income	20.8	20.4

Total DonTech income	$23.9	$23.6

DonTech partnership income in the three months ended March 31, 2004 of $23.9 million increased $0.3 million or 1.3% from $23.6 million in the three months ended March 31, 2003, mainly due to increased calendar sales in the first quarter of 2004. DonTech calendar sales in the three months ended March 31, 2004 were $86.4 million, 1.3% higher than calendar sales in the three months ended March 31, 2003 of $85.3 million. This increase is primarily attributable to the timing of the value of accounts sold in the first quarter of 2004 as compared to the first quarter of 2003. Although DonTech generated higher calendar sales as compared to the prior period, DonTech incurred more operating expenses in the current period, resulting in lower net income in the first quarter of 2004 as compared to 2003. Accordingly, our 50% share of DonTech’s profits decreased by $0.1 million from the prior year. Revenue participation income received from SBC increased $0.4 million or 2.0% from $20.4 million in 2003 to $20.8 million in 2004. This increase is a direct result of the increase in DonTech’s calendar sales from which our revenue participation income is derived.

     Publication Sales

Management also utilizes publication sales to evaluate the sales performance of DonTech because management believes that this measure provides a better indication of comparable sales year-over-year in the DonTech markets than a comparison of partnership income from DonTech. This is due to the timing factors that can impact calendar sales (and thus partnership income) as described above. Publication sales at DonTech represent the annual billing value of the SBC directories published during the period for which DonTech sells advertising. Publication sales in the three months ended March 31, 2004 were $84.1 million, down $4.6 million or 5.2% from $88.7 million in the three months ended March 31, 2004. This decrease is a result of continued weak economic factors in Illinois (particularly unemployment) and competition in the local media market. Calendar sales and publication sales are non-GAAP measures for which the most comparable GAAP measures related to DonTech is partnership income. A reconciliation of publication sales and calendar sales to partnership income is provided below.

	Three months ended
	March 31,
(amounts in millions)	2004	2003
DonTech publication sales	$84.1	$88.7
Less the value of contracts executed and reported as calendar sales in prior periods.	(81.8)	(86.3)
Plus the value of contracts executed during the period to be reported as publication sales in future periods	84.1	82.9

DonTech calendar sales in the period	$86.4	$85.3

Commission revenue from above calendar sales	$21.8	$21.6
Partnership net expenses	(15.6)	(15.2)

Partnership profit	$6.2	$6.4

Donnelley’s 50% share of partnership profits	$3.1	$3.2
Revenue participation income on above calendar sales	20.8	20.4

Partnership income-GAAP	$23.9	$23.6

LIQUIDITY AND CAPITAL RESOURCES

Our Senior Secured Credit Facility, as amended (“Credit Facility”), consists of a $241 million Term Loan A-2, a $925 million Term Loan B-2 and a $125 million Revolving Credit Facility (the “Revolver”). The Term Loans A-2 and B-2 require quarterly principal payments. As of March 31, 2004, the outstanding balances of Term Loan A-2 and Term Loan B-2 were $158.0 million and $920.5 million, respectively. The Revolver and Term Loan A-2 mature in December 2008 and the Term Loan B-2 matures in June 2010. Substantially all of our assets, including the capital stock of our subsidiaries, are pledged to collateralize our obligations under the Credit Facility. As of March 31, 2004 and December 31, 2003, there were no borrowings under the Revolver.

Our Credit Facility bears interest, at our option at either:

•	The higher of (i) a base rate as determined by Deutsche Bank Securities Inc., Salomon Smith Barney Inc. or Bear, Stearns & Co. Inc., plus a 2.50% margin on the Revolver and a 1.50% margin on the Term Loans A-2 and B-2; and (ii) the Federal Funds Effective Rate (as defined) plus 1/2 of 1%, plus a 2.50% margin on the Revolver and a 1.50% margin on the Term Loans A-2 and B-2; or

•	LIBOR rate plus a 3.25% margin on the Revolver and a 2.25% margin on the Term Loans A-2 and B-2. We may elect interest periods of 1, 2, 3, 6, 9 or 12 months for LIBOR borrowings.

We have also issued $325 million 8 7/8% Senior Notes due 2010 (“Senior Notes”) and $600 million 10 7/8% Subordinated Notes due 2012 (“Subordinated Notes,” and collectively with the Senior Notes, the “Notes”). Interest is paid on the Notes semi-annually on June 15 and December 15. Under the Credit Facility, we obtained consent for a new Term Loan C for potential borrowings up to $400 million, such proceeds, if borrowed, to be used to fund acquisitions and retirement of Notes and redemption of equity, subject to certain limitations.

On February 6, 2004, we redeemed the remaining aggregate principal amount of the 9 1/8% Senior Subordinated Notes totaling $21.2 million at a redemption price of 104.563% of the principal amount thereof, plus accrued and unpaid interest. Interest expense was charged in the three months ending March 31, 2004 by $1.2 million consisting of a premium over par value paid at redemption of $1.0 million, plus the write-off of $0.2 million of unamortized deferred financing costs.

Aggregate outstanding debt as of December 31, 2003 was $2,092.1 million. During the three months ended March 31, 2004, we made scheduled principal payments of $10.4 million and prepaid an additional $57.0 million in principal under our Credit Facility. During the first quarter of 2004, we also redeemed the remaining aggregate principal amount of the 9 1/8% Senior Subordinated Notes totaling $21.2 million. It is management’s present intention to continue to utilize excess free cash flow to pay down on an accelerated basis our debt obligations under the Credit Facility.

At March 31, 2004, we had $9.3 million of cash and cash equivalents before checks not yet presented for payment of $2.5 million, and available borrowings under the Revolver of $125.0 million and $400 million under Term Loan C as described above. During the three months ended March 31, 2004, no borrowings were made under the Revolver or the Term Loan C. Our primary source of liquidity will continue to be cash flows from operations as well as available borrowing capacity under the Revolver. Our primary liquidity requirement will be to fund operations and for principal and interest payments on our debt. Our ability to meet our debt service requirements will depend on our ability to generate cash flow in the future. Our primary sources of cash flow will consist mainly of cash receipts from the sale of advertising in our yellow pages directories and revenue participation payments and other cash distributions related to DonTech. These sources are directly dependent on the value of yellow pages advertising sold and can be impacted by, among other factors, general economic conditions, competition from other yellow pages directory publishers and other alternative products, consumer confidence and the level of demand for yellow pages advertising. We believe that cash flows from operations, along with borrowing capacity under the Revolver, will be adequate to fund our operations and capital expenditures and to meet our debt service requirements for at least the next 12 to 24 months. However, we make no assurances that our business will generate sufficient cash flow from operations or that sufficient borrowing will be available under the Revolver or Term Loan C to enable us to fund our operations, capital expenditures and meet all debt service requirements, or for other purposes.

Cash flow provided by operating activities was $94.6 million in the first quarter of 2004. Key contributors to operating cash flow include the following:

•	$68.0 million consisting of $28.1 million in net income plus $39.9 million of net non-cash charges primarily consisting of $14.4 million of depreciation and amortization, $3.2 million in the bad debts provision, $4.0 million in other non-cash charges and $18.3 in deferred taxes.

•	$21.8 million increase in accounts payable and accrued liabilities, primarily the $23.0 million increase in accrued interest payable on outstanding notes due semi-annually on June 15 and December 15 and the $11.9 million of net income tax refunds, less a $11.9 million decrease in incentive and other salary accruals and a $1.2 million decrease in trade accounts payable and accrued expenses.

•	$14.1 million increase in accounts receivable and a $13.4 million increase in deferred directory revenue. We analyze the change in deferred revenue and accounts receivable together because when a directory is published, the annual billing value of that directory is initially deferred and unbilled accounts receivable are established. Each month thereafter, typically one-twelfth of the billing value is recognized as revenue and customers are billed on a periodic basis.

•	$8.1 million in cash received from partnerships in excess of recorded partnership income representing a source of cash. Partnership income during the three months ended March 31, 2004 consists of our 50% interest in DonTech’s net income and the revenue participation income from SBC. We receive cash from DonTech and SBC subsequent to the time we record the associated partnership income; therefore, in periods of declining DonTech partnership income, cash received related to prior periods will exceed the income recognized from the current period.

•	$3.7 million increase in other assets primarily deferred directory costs. Deferred directory costs represent cash payments for certain costs associated with the publication of directories. Since deferred directory costs are initially deferred when incurred, the cash payments are made prior to the expense being recognized.

Cash used in investing activities in the first quarter of 2004 was $2.8 million used to purchase fixed assets, primarily computer equipment and computer software.

Cash used in financing activities in the first quarter of 2004 was $90.2 million and includes the following:

•	$67.4 million in principal payments on debt borrowed under the Credit Facility. Of this amount, $10.4 million represents scheduled quarterly payments and $57.0 million represents principal payments made on an accelerated basis, at our option, from excess cash flow generated from operations.

•	$21.2 million in principal payments on the remaining 9 1/8% Senior Subordinated Notes.

•	$4.2 million in the decreased value of checks not yet presented for payment.

•	$2.6 million in proceeds from the exercise of employee stock options.

In its final review of the Company’s financial statements in this quarterly report on Form 10-Q, management identified and corrected an error that appeared in our press release dated April 27, 2004, which was filed as Exhibit 99.1 to our Current Report on Form 8-K furnished to the SEC on April 28, 2004. The error involved the mis-classification on our preliminary consolidated statement of cash flows between checks not yet presented for payment and accrued liabilities for the quarter ended March 31, 2004. The result of correcting this error is an increase in cash provided by operating activities of $6.7 million (to $94.6 million) in the first quarter 2004 and an increase in cash used in financing activities by the same amount (to $90.2 million) for the same period.

Cash flow provided by operating activities was $88.8 million in the first quarter of 2003. Key contributors to operating cash flow included the following:

•	$(48.9) million consisting of $(41.1) million in net loss plus $(7.8) million of net non-cash charges primarily consisting of $16.0 million of depreciation and amortization, $0.1 million in the bad debts provision, $4.7 million in other non-cash charges and $(28.6) million in deferred taxes.

•	$64.2 million increase in deferred revenue due to the elimination of SPA historical deferred revenue in purchase accounting. The increase in deferred revenue was offset by the net loss for the period, which also resulted primarily from the elimination of SPA historical deferred revenue. If this account were not eliminated, deferred revenue would have continued to amortize, resulting in additional income and the increase in deferred revenue would have been approximately $50 million less.

•	$58.6 million decrease in accounts receivable due to higher cash collections on accounts receivable. As a result of the SPA acquisition, we acquired the rights associated with the collection of over $250 million of accounts receivables under advertising contracts executed prior to the SPA acquisition. Prior to the acquisition, accounts receivable collections were for our commission on advertising sales contracts executed.

•	$11.2 million in cash received from partnerships in excess of recorded partnership income representing a source of cash. Partnership income during the three months ended March 31, 2003 consisted of our 50% interest in DonTech’s net income and the revenue participation income from SBC. We receive cash from DonTech and SBC subsequent to the time we record the associated partnership income; therefore, in periods of declining DonTech partnership income, cash received related to prior periods will exceed the income recognized from the current period.

Partially offsetting these sources of cash was the following use of cash:

•	$11.1 million increase in other assets resulted in a use of cash primarily due to payments made to sales persons and vendors for directories that were scheduled to publish at a later date. These payments were deferred until the directory was published.

Cash used in investing activities in the first quarter of 2003 was $351.6 million and included the following:

•	$2,243.4 million in cash payments to acquire SPA and pay transaction costs.

•	$1,825.0 million in funds raised prior to year-end 2002 under the Credit Facility were released from escrow in the first quarter of 2003 in connection with the acquisition of SPA.

•	$69.3 million in net proceeds raised prior to year-end 2002 from the issuance of $70 million of Preferred Stock and released from escrow in the first quarter of 2003 in connection with the SPA acquisition.

•	$2.5 million used to purchase fixed assets, primarily computer equipment and computer software.

Cash provided by financing activities in the first quarter of 2003 was $267.2 million and included the following:

•	$461.3 million in net borrowings under the Credit Facility.

•	$125.7 million in net proceeds from the issuance of $130 million of Preferred Stock.

•	$243.0 million in principal payments on pre-acquisition debt, which consisted of $114.2 million of variable rate bank debt and $128.8 million of fixed rate bond debt, with borrowings from the Credit

Facility and proceeds from the Preferred Stock.

•	$89.7 million in principal payments on acquisition-related debt in the first quarter of 2003 with the cash flows generated by operations.

•	$12.9 million in proceeds from the exercise of employee stock options.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk and Risk Management

The Credit Facility bears interest at variable rates, and accordingly, our earnings and cash flow are affected by changes in interest rates. The Credit Facility requires that we maintain hedge agreements to provide either a fixed interest rate or interest rate protection on at least 50% of our total outstanding debt.

On March 28, 2003, we entered into three interest rate swap agreements with a total notional value of $255 million. These interest rate swaps effectively convert $255 million of variable rate debt to fixed rate debt. Under the terms of these agreements, we receive variable interest based on three-month LIBOR and pay a fixed rate of 2.85%. The swaps mature on March 28, 2007.

On October 9, 2003, we entered into an interest rate swap agreement with a total notional value of $150 million. This interest rate swap effectively converts $150 million of variable rate debt to fixed rate debt. Under the terms of this agreement, we receive variable interest based on three-month LIBOR and pay a fixed rate of 1.959%. This swap agreement matures on October 9, 2005.

The outstanding interest rate swaps expose us to credit risk in the event that the counterparties to the agreements do not or cannot meet their obligations. The notional amount is used to measure interest to be paid or received and does not represent the amount of exposure to credit loss. The loss would be limited to the amount that would have been received, if any, over the remaining life of the swap agreements. The counterparties to the swaps are major financial institutions, and we expect the counterparties to be able to perform their obligations under the swaps. We use derivative financial instruments for hedging purposes only and not for trading or speculative purposes.

Market Risk Sensitive Instruments

The interest rate swap agreements have been designated as cash flow hedges. In accordance with the provisions of SFAS 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS 137 and SFAS 138, the swaps are recorded at fair value. On a quarterly basis, the fair value of the swaps are determined based on quoted market prices and, assuming effectiveness, the difference between the fair value and the book value of the swaps are recognized in other comprehensive income, a component of shareholders’ equity. Any ineffectiveness of the swaps is required to be recognized in earnings. The swaps and the hedged item (three-month LIBOR-based interest payments on $405 million of bank debt) have been designed so that the critical terms (interest reset dates, duration and index) coincide. Assuming the critical terms continue to coincide, the cash flows from the swaps will exactly offset the cash flows of the hedged item and no ineffectiveness will exist.

Item 4. Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures. Based on their evaluation, as of the end of the period covered by this Quarterly Report on Form 10-Q, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) the principal executive officer and principal financial officer of the Company have each concluded that such disclosure controls and procedures are effective and sufficient to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission’s rules and forms.

(b)	Changes in Internal Control. There have not been any changes in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We are involved in various legal proceedings arising in the ordinary course of our business, as well as certain litigation and tax matters described below. We periodically assess our liabilities and contingencies in connection with these matters based upon the latest information available to us. For those matters where it is probable that we have incurred a loss and the loss or range of loss can be reasonably estimated, we record reserves in our consolidated financial statements. In other instances, we are unable to make a reasonable estimate of any liability because of the uncertainties related to both the probable outcome and amount or range of loss. As additional information becomes available, we adjust our assessment and estimates of such liabilities accordingly.

Based on our review of the latest information available, we believe our ultimate liability in connection with pending legal proceedings, including the litigation and tax matters described below, will not have a material adverse effect on our results of operations, cash flows or financial position, as described below.

In order to understand our potential exposure under the litigation and tax matters described below under the captions “Information Resources, Inc.” and “Tax Matters,” you need to understand the relationship between us and D&B, and certain of our predecessors and affiliates that, through various corporate reorganizations and contractual commitments, have assumed varying degrees of responsibility with respect to such matters.

In November 1996, the company then known as The Dun & Bradstreet Corporation separated through a spin-off (“1996 Distribution”) into three separate public companies: The Dun and Bradstreet Corporation, ACNielsen Corporation (“ACNielsen”), and Cognizant Corporation (“Cognizant”). In June 1998, The Dun & Bradstreet Corporation separated through a spin-off (“1998 Distribution”) into two separate public companies: R.H. Donnelley Corporation (formerly The Dun & Bradstreet Corporation) and a new company that changed its name to The Dun & Bradstreet Corporation. Later in 1998, Cognizant separated through a spin-off (“Cognizant Distribution”) into two separate public companies: IMS Health Incorporated (“IMS”), and Nielsen Media Research, Inc. (“NMR”). In September 2000, The Dun & Bradstreet Corporation separated into two separate public companies: Moody’s Corporation (“Moody’s”) (formerly The Dun & Bradstreet Corporation), and a new company that changed its name to The Dun & Bradstreet Corporation. As a result of the form of R.H. Donnelley Corporation’s separation from The Dun & Bradstreet Corporation in 1998, we are the corporate successor of and technically the defendant and taxpayer referred to below as D&B with respect to any matter accruing prior to June 30, 1998.

Information Resources, Inc.

The following is a description of an antitrust lawsuit filed in 1996 by Information Resources, Inc. (“IRI”). As noted below, we have contingent liability for this matter as a result of our succeeding to D&B’s liabilities and obligations as part of the 1998 Distribution. As more fully described below, VNU N.V., a publicly traded Dutch company (“VNU”), and its subsidiary ACNielsen, have exclusive liability for any final judgment or settlement of this antitrust lawsuit, subject to a cap. The cap is determined based on the financial ability of VNU and ACNielsen to pay for any judgment or settlement. Under the contractual agreements described below, amounts in excess of the cap, if any, would be shared as follows: 25% for D&B; 25% for Moody’s; and the remaining 50% is shared by IMS and NMR (another subsidiary of VNU). Only if D&B and Moody’s were unable to bear all or a part of their aggregate 50% share of the liability in excess of the cap, would we be liable, and then only to the extent that both of them could not satisfy their joint and several indemnity obligations to us.

In July 1996, IRI filed a complaint in the United States District Court for the Southern District of New York, naming as defendants D&B (now, the Company, as successor of D&B), A.C. Nielsen Company (a subsidiary of ACNielsen) and IMS (then known as Cognizant), at the time of the filing, all wholly owned subsidiaries of D&B.

The complaint alleges various violations of U.S. antitrust laws under Sections 1 and 2 of the Sherman Act. The complaint also alleges a claim of tortious interference with a contract and a claim of tortious interference with a prospective business relationship. These claims relate to the acquisition by defendants of Survey Research Group Limited (“SRG”). IRI alleges SRG violated an alleged agreement with IRI when it agreed to be acquired by the defendants and that the defendants induced SRG to breach that agreement.

IRI’s antitrust claims allege that the defendants developed and implemented a plan to undermine IRI’s ability to compete within the U.S. and foreign markets in North America, Latin America, Asia, Europe and Australia/New Zealand through a series of anti-competitive practices, including: unlawfully tying/bundling services in the markets in which defendants allegedly had monopoly power with services in markets in which ACNielsen competed with IRI; entering into exclusionary contracts with retailers in certain countries to deny IRI’s access to sales data necessary to provide retail tracking services or to artificially raise the cost of that data; predatory pricing; acquiring foreign market competitors with the intent of impeding IRI’s efforts to expand; disparaging IRI to financial analysts and clients; and denying IRI access to capital necessary for it to compete.

IRI’s complaint originally sought damages in excess of $350 million, which amount IRI sought to treble under antitrust laws. IRI has since revised its allegation of damages to exceed $650 million, which IRI also seeks to treble. IRI has filed with the Court the report of its expert who has opined that IRI suffered damages of between $581.6 million and $651.7 million from the defendants’ alleged practices. IRI also seeks punitive damages of an unspecified amount.

In April 2003, the court denied a motion for partial summary judgment by the defendants that sought to dismiss certain of IRI’s claims and granted in part a motion by IRI seeking reconsideration of certain summary judgment rulings the Court had previously made in favor of the defendants. The motion granted by the court concerns IRI’s claims of injuries from defendants’ alleged conduct in certain foreign markets.

Pursuant to a scheduling order entered by the Court on April 8, 2004, discovery is scheduled to end on November 1, 2004, and trial is scheduled to begin April 18, 2005.

In connection with the 1996 Distribution, Cognizant (now NMR), ACNielsen and D&B (now the Company) entered into an Indemnity and Joint Defense Agreement (the “JDA”), pursuant to which they agreed to:

•	allocate potential liabilities that may relate to, arise out of or result from the IRI lawsuit (“IRI Liabilities”); and

•	conduct a joint defense of such action.

In particular, the JDA provides that:

•	ACNielsen will assume exclusive liability for IRI Liabilities up to a maximum amount to be calculated at such time as such liabilities become payable as a result of a final non-appealable judgment or any settlement permitted under the JDA (the “ACN Maximum Amount”); and

•	D&B and Cognizant will share liability equally for any amounts in excess of the ACN Maximum Amount.

As noted above, ACNielsen is responsible for the IRI Liabilities up to the ACN Maximum Amount. The JDA provides that ACNielsen initially is to determine the amount that it will pay at the time of settlement or a final judgment, if any, in IRI’s favor (the “ACN Payment”). The ACN Payment could be less than the ACN Maximum Amount. The JDA also provides for D&B and Cognizant to pay IRI 50% of the difference between the settlement or judgment amount and the ACN Payment. In exchange, the JDA requires ACNielsen to issue a secured note (the “ACN Note”), subject to certain limits and offsets, to each of D&B and Cognizant for the amount of their payment. The principal amount of each ACN Note issued to D&B and Cognizant is limited to 50% of the difference between the ACN Maximum Amount and the ACN Payment and is subject to further limitation that it cannot exceed 50% of the amount of any proceeds from any recapitalization plan designed to maximize ACNielsen’s claims paying ability. The ACN Notes would become payable upon the completion of any recapitalization plan described in the next paragraph.

The ACN Maximum Amount will be determined by an investment banking firm as the maximum amount that ACNielsen is able to pay after giving effect to:

•	any recapitalization plan submitted by an investment bank that is designed to maximize the claims-paying ability of ACNielsen without impairing the investment banking firm’s ability to deliver a viability opinion and without requiring stockholder approval; and

•	payment of interest on the ACN Notes and related fees and expenses.

For these purposes, “viability” means the ability of ACNielsen, after giving effect to such recapitalization plan, the payment of interest on the ACN Notes, the payment of related fees and expenses, and the payment of the ACN Maximum Amount, to:

•	pay its debts as they become due; and

•	finance the current and anticipated operating and capital requirements of its business, as reconstituted by such recapitalization plan, for two years from the date any such recapitalization plan is expected to be implemented.

As a result of VNU’s acquisition of ACNielsen in 2001, VNU assumed ACNielsen’s liabilities under the JDA and pursuant to the JDA will be included with ACNielsen in the computation of the ACN Maximum Amount. Under the agreements relating to the Cognizant Distribution, IMS and NMR are each jointly and severally liable for all Cognizant liabilities under the JDA, although we understand that amongst themselves they have agreed to share the liability for these amounts as follows: 75% IMS and 25% NMR up to a maximum of $125 million.

Under the agreements relating to the 1998 Distribution, D&B assumed the defense and agreed to indemnify us against any payments that we may be required to make, including any liabilities arising under the JDA, and IRI Liabilities arising from the IRI action itself, and in each case related legal fees. As required by those agreements, Moody’s Corporation, which subsequently separated from D&B in the 2000 Distribution, has agreed to be jointly and severally liable with D&B for the indemnity obligation to us. We understand that D&B and Moody’s have agreed amongst themselves to share equally (50% each) these indemnity obligations to us. Only if D&B and Moody’s were unable to bear all or a part of their aggregate 50% share of the liability in excess of the cap, would we be liable, and then only to the extent that both of them could not satisfy their joint and several indemnity obligations to us.

However, because liability for violations of the antitrust laws is joint and several and because many of the rights and obligations relating to the JDA are based on contractual relationships, the inability or failure of any party to the JDA to fulfill its obligations could result in the other parties, including us, bearing a greater share of the IRI Liabilities. Joint and several liability means that even where more than one defendant is determined to have been responsible for alleged wrongdoing, the plaintiff can collect all or part of a judgment from any one or more of the responsible defendants. This is true regardless of any contractual allocation of responsibility or indemnification provisions, including those described above among VNU, ACNielsen, D&B, IMS, Moody’s, NMR and us.

We are unable to predict at this time the outcome of the IRI action or the financial condition of ACNielsen and VNU at the time of any such outcome. Accordingly, we cannot estimate the ACN Maximum Amount and the portion of any judgment to be paid by VNU and ACNielsen under the JDA, and hence cannot assess whether there is any material excess liability over the CAN Maximum Amount for which we might be liable. Nonetheless, while we cannot assure you as to the outcome of this matter, management presently believes that (i) D&B and Moody’s have sufficient financial resources, borrowing capacity and indemnity rights against IMS and NMR (who succeeded to Cognizant’s indemnity obligations under the Cognizant Distribution) and (ii) IMS and NMR in turn have sufficient financial resources and borrowing capacity to satisfy their indemnity obligations to D&B and Moody’s, so as to reimburse us for any payments we may be required to make and related costs we may incur in connection with this matter. Therefore, management presently believes that the ultimate resolution of this matter would not have a material adverse effect on the Company’s results of operations, cash flows or financial condition.

Tax Matters

D&B entered into global tax-planning initiatives in the normal course of its business, primarily through tax-free restructurings of both its foreign and domestic operations. The status of Internal Revenue Service reviews of these initiatives is summarized below.

Pursuant to a series of agreements relating to the spin-offs and separations referred to above, IMS and NMR are jointly and severally liable for, and must pay one-half of, and D&B and Moody’s are jointly and severally liable for, and must pay the other half of, any payments over $137 million for taxes, accrued interest and other amounts resulting from unfavorable IRS rulings on the matters summarized below (other than the matter summarized below under “— Amortization and Royalty Expense Deductions/Royalty Income — 1997-2004,” for which D&B and Moody’s, jointly and severally, are solely responsible). D&B, on our behalf, was contractually obligated to pay, and did pay, the first $137 million of tax liability in connection with the matter summarized below as “— Utilization of Capital Losses — 1989-1990.”

Under the terms of the 1998 Distribution, D&B agreed to assume the defense and to indemnify us for any tax liability that may be assessed against us and any related costs and expenses that we may incur in connection with any of these tax matters. Also, as required by those agreements, Moody’s has agreed to be jointly and severally liable with D&B for the indemnity obligation to us. Under the terms of certain of the other spin-offs and separations, D&B and Moody’s have, between each other, agreed to be financially responsible for 50% of any potential liabilities that may arise to the extent such potential liabilities are not directly attributable to each party’s respective business operations. Only if D&B and Moody’s were unable to bear all or a part of these liabilities, would we be liable, and then only to the extent that both of them could not satisfy their joint and several indemnity obligations to us.

While we cannot assure you as to the outcome in these matters, management presently believes that D&B and Moody’s have sufficient financial resources, borrowing capacity and indemnity rights against IMS and NMR (who succeeded to Cognizant’s indemnity obligations under the Cognizant Distribution) and IMS and NMR in turn have sufficient financial resources and borrowing capacity to satisfy their respective indemnity obligations to D&B and Moody’s, so as to reimburse us for any payments we may be required to make and related costs we may incur in connection with these tax matters. Therefore, management presently believes that the ultimate resolution of these matters would not have a material adverse effect on the Company’s results of operations, cash flows or financial condition.

Utilization of Capital Losses — 1989 — 1990

In 2000, D&B filed an amended tax return with respect to the utilization of capital losses in 1989 and 1990 in response to a formal IRS notice of adjustment. The amended tax return reflected an additional $561.6 million of tax and interest due. In 2000, D&B paid the IRS approximately $349.3 million and IMS (on behalf of itself and NMR) paid the IRS approximately $212.3 million. We understand that these payments were made under dispute in order to stop additional interest from accruing, that D&B is contesting the IRS’s formal assessment and would also contest the assessment of amounts, if any, in excess of the amounts paid, and that D&B has filed a complaint for a refund in the United States District Court. This case is expected to go to trial in 2005, unless earlier resolved among the IRS and the parties. We believe that the fact that D&B and IMS have already paid the IRS a substantial amount of additional taxes with respect to the contested tax planning strategies significantly mitigates our risk.

Royalty Expense Deductions — 1993 — 1997

In the second quarter of 2003, D&B received (on our behalf) a proposed notice of deficiency from the IRS with respect to a partnership transaction entered into in 1993. Specifically, the IRS is proposing to disallow certain royalty expense deductions claimed by D&B on its 1993 through 1996 tax returns. We understand that D&B estimates that the disallowance of the 1993 and 1994 royalty expense deductions would result in a loss of approximately $5 million in pending tax refunds and that the additional tax liability with respect to the disallowance of the 1995 and 1996 royalty expense deductions could be up to approximately $44.4 million (tax, interest and penalties, net of associated tax benefits).

In addition, and also in the second quarter of 2003, D&B received from the IRS on behalf of the partnership associated with the above transaction a notice of proposed partnership adjustment challenging the tax treatment of certain royalty payments received by the partnership in which D&B was a partner. In that notice, the IRS is seeking to reallocate certain partnership income to D&B. In January and April 2004, D&B received additional IRS notices (similar to those received in the second quarter of 2003) associated with D&B’s remaining interest in the partnership transaction (as described above) for the three months in 1997 for which the entities were partners. The additional tax liability with respect to D&B’s share of this income for the notices received in the second quarter of 2003 and January and April 2004 could be up to $22 million (tax, interest and penalties, net of associated tax benefits). We understand that D&B believes that these positions regarding the partnership are inconsistent with the IRS’ position with respect to the same royalty expense deductions described above. This $22 million additional liability would be in addition to the $44.4 million of additional liability related to royalty expense deductions discussed in the previous paragraph.

D&B has filed protests relating to these proposed adjustments with the IRS Office of Appeals. The parties are attempting to resolve these matters at the Appeals phase before proceeding to litigation, if necessary. If the IRS were to prevail in its position, D&B would share responsibility for the matter with Moody’s, IMS and NMR, as disclosed above. If D&B were to challenge any of these IRS positions at any time in a U.S. District Court or the U.S. Court of Federal Claims, rather than in U.S. Tax Court, the disputed amounts would need to be paid in advance for the Court to have jurisdiction over the case.

Amortization Expense Deductions — 1997 — 2004

In the fourth quarter of 2003, D&B received (on our behalf) IRS notices of proposed adjustment with respect to a partnership transaction entered into in 1997. In addition, D&B received, on behalf of the partnership, various IRS materials further explaining the examining agent’s position with respect to the activities of the partnership in 1997 and 1998.

In April 2004, D&B received (on our behalf) proposed notices of deficiency from the IRS, proposing adjustments with respect to the same partnership transaction entered into in 1997 described above. The adjustments proposed in the April notice reflect the notices of proposed adjustment and other IRS materials referred to above. The receipt of these notices provides D&B with the opportunity to appeal the proposed adjustments administratively to the IRS Office of Appeals.

Specifically, the IRS asserted that certain amortization expense deductions claimed by D&B on its 1997 and 1998 tax returns should be disallowed. We understand that D&B estimates that the additional tax liability as a result of the disallowance of the 1997 and 1998 amortization deductions and the disallowance of such deductions claimed from 1999 to date could be up to $53.9 million (tax, interest and penalties, net of associated tax benefits). This transaction is scheduled to expire in 2012 and, unless earlier terminated, based on current interest rates and tax rates, additional tax exposure would increase at a rate of approximately $2.2 million per quarter (including potential penalties) as future amortization expenses are deducted.

In addition, the IRS has asserted that royalty expense deductions, claimed by D&B on its tax returns for 1997 and 1998 for royalties paid to the partnership should be disallowed. Relatedly, the IRS has asserted that the receipt of these same royalties by the partnership should be reallocated to and reported as royalty income by D&B, including the portions of the royalties that were allocated to third party partners in the partnership, and, thus, included in their taxable income. We understand that D&B believes that the IRS’ stated positions with respect to the treatment of the royalty expense and royalty income are mutually inconsistent, making it unlikely that the IRS will prevail on both of the positions. As a result, we understand that D&B estimates that after taking into account certain other tax benefits resulting from the IRS’ position on the partnership it is unlikely that there will be any additional cash tax payments due in addition to the amounts noted above related to the amortization expense deduction.

In the event the IRS were to prevail on both positions with respect to the royalty expense/income, which D&B believes unlikely, D&B estimates that the additional tax liability as a result of the disallowance of the 1997 and 1998 royalty expense deductions, the disallowance of such deductions claimed from 1999 to date and the inclusion of the reallocated royalty income for all relevant years could be up to $137.5 million (tax, interest and penalties, net of associated tax benefits),which would be in addition to the $53.9 million noted above related to the amortization expense deduction.

We understand that D&B is attempting to resolve these matters with the IRS before proceeding to IRS Appeals or litigation, if necessary. If D&B were to challenge any of these IRS positions at any time in U.S. District Court or the U.S. Court of Federal Claims, rather than in U.S. Tax Court, the disputed amounts for each applicable year would need to be paid in advance for the Court to have jurisdiction over the case.

Conclusion

As a result of our assessment of our exposure in these matters relating to our prior relationship with D&B and its former affiliates, especially in light of our indemnity arrangements with D&B and Moody’s, and their respective financial resources, borrowing capacity and indemnity rights against IMS and NMR (and ACNielsen and VNU with respect to the IRI matter), and in turn IMS and NMR’s (and ACNielsen’s and VNU’s with respect to the IRI matter) respective financial resources and borrowing capacity to satisfy their respective indemnity obligations to D&B and Moody’s, no material amounts have been accrued in our consolidated financial statements for any of these D&B-related litigation and tax matters.

Other Matters

We are also involved in other legal proceedings, claims and litigation arising in the ordinary conduct of our business. Although we cannot assure you of any outcome, management presently believes that the outcome of such legal proceedings will not have a material adverse effect on our results of operations or financial condition and no material amounts have been accrued in our consolidated financial statements with respect to these matters.

Item 4. Submission of Matters to a Vote of Security Holders

Our Annual Meeting of Stockholders (“Meeting”) was held in Cary, N.C. on May 5, 2004. At the Meeting, the Company’s stockholders elected each of the three Class II directors nominated for election by the Board of Directors to serve a three-year term as follows:

		Votes
Name	Votes For	Withheld
Kenneth G. Campbell	37,104,526	428,167
Carol J. Parry	37,032,877	499,816
Barry Lawson Williams	37,019,374	513,319

The Board of Directors now comprises nine members consisting of three classes of three directors each. The other members of our Board of Directors (David C. Swanson, Nancy E. Cooper, Robert R. Gheewalla, Robert Kamerschen, Terrence M. O’Toole and David M. Veit ) were not subject to re-election by stockholders this year and continue in office.

At the Meeting, the Company’s stockholders also ratified the appointment of PricewaterhouseCoopers LLP (“PwC”) to serve as the Company’s independent accountants for 2004 as follows:

	Votes For	Votes Against	Abstentions
Ratification of the appointment of PwC	37,146,834	341,472	44,387

Lastly, at the Meeting, the Company’s stockholders also approved a stockholder proposal relating to the Company’s stockholder rights plan, as follows:

	Votes For	Votes Against	Abstentions
Stockholder Proposal re: Rights Plan	16,558,779	16,419,820	4,554,094

With respect to the stockholder proposal, abstentions include broker non-votes, and for the election of directors proposal, abstentions are included under votes withheld.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits:

Exhibit No.	Document
2.1	Stock Purchase Agreement, dated as of September 21, 2002, by and among the Company, Sprint Corporation and Centel Directories LLC (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 1, 2002, Commission File No. 001-07155). The Company agrees to furnish supplementally a copy of any omitted schedules to the Securities and Exchange Commission upon request.

2.2	Supplemental Agreement to Stock Purchase Agreement, dated as of December 31, 2002, by and among the Company, Sprint Corporation and Centel Directories LLC (incorporated by reference to Exhibit 2.2 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 17, 2003, Commission File No. 001-07155). The Company agrees to furnish supplementally a copy of any omitted schedules to the Commission upon request.

2.3	Preferred Stock and Warrant Purchase Agreement, dated as of September 21, 2002, among R.H. Donnelley Corporation and investment partnerships affiliated with The Goldman Sachs Group, Inc. (incorporated by reference to Exhibit 2.2 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 1, 2002, Commission File No. 001-07155)

3.1	Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q for the three months ended March 31, 1999, filed with the Securities and Exchange Commission on May 14, 1999 Commission File No. 001-07155)

3.2	By-laws of the Company (incorporated by reference to Exhibit 3.2 to the Quarterly Report on Form 10-Q for the three months ended March 31, 1999, filed with the Securities and Exchange Commission on May 14, 1999 Commission File No. 001-07155)

3.3	Certificate of Incorporation of R.H. Donnelley Inc. (incorporated by reference to Exhibit 3.3 to Amendment No. 1 to the Registration Statement on Form S-4, filed with the Securities and Exchange Commission on August 7, 1998, Registration No. 333-59287)

3.4	By-laws of R.H. Donnelley Inc. (incorporated by reference to Exhibit 3.4 to the Registration Statement on Form S-4, filed with the Securities and Exchange Commission on July 17, 1998, Registration No. 333-59287)

3.5	Certificate of Designations of Convertible Cumulative Preferred Stock of R.H. Donnelley Corporation (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 17, 2003, Commission File No. 001-07155)

3.6	Certificate of Designations of Series B-1 Convertible Cumulative Preferred Stock of R.H. Donnelley Corporation (incorporated by reference to Exhibit 3.1 to the Current Report Form 8-K, filed with the Securities and Exchange Commission on December 3, 2002, Commission File No. 001-07155)

Exhibit No.	Document
4.1	Indenture, dated as of June 5, 1998, among R.H. Donnelley Inc., as Issuer, the Company, as Guarantor, and the Bank of New York, as Trustee, with respect to the 9 1/8% Senior Subordinated Notes due 2008 (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-4, filed with the Securities and Exchange Commission on July 17, 1998, Registration No. 333-59287)

4.2	Form of the 9 1/8% Senior Subordinated Notes due 2008 (included in Exhibit 4.1)

4.3	Company Guarantee (included in Exhibit 4.1)

4.4	First Supplemental Indenture, dated as of November 25, 2002, among R.H. Donnelley Inc., as Issuer, and the Company, R.H. Donnelley Acquisitions, Inc., R.H. Donnelley APIL, Inc., R.H. Donnelley CD, Inc. and Get Digital Smart.com, Inc., as Guarantors, and The Bank of New York, as Trustee, with respect to the 9 1/8% Senior Subordinated Notes due 2008 (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 25, 2002, Commission File No. 001-07155)

4.5	Second Supplemental Indenture, dated as of December 20, 2002, among R.H. Donnelley Inc., as Issuer, and the Company, R.H. Donnelley Acquisitions, Inc., R.H. Donnelley Acquisitions II, Inc., R.H. Donnelley APIL, Inc., R.H. Donnelley CD, Inc. and Get Digital Smart.com, Inc., as Guarantors, and The Bank of New York, as Trustee, with respect to the 9 1/8% Senior Subordinated Notes due 2008 (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 20, 2002, Commission File No. 001-07155)

4.6	Third Supplemental Indenture, dated as of December 20, 2002 (operative as of January 3, 2003), among R.H. Donnelley Inc., as Issuer, and the Company, R.H. Donnelley Acquisitions, Inc., R.H. Donnelley Acquisitions II, Inc., R.H. Donnelley APIL, Inc., R.H. Donnelley CD, Inc. and Get Digital Smart.com, Inc., as Guarantors, and The Bank of New York, as Trustee, with respect to the 9 1/8% Senior Subordinated Notes due 2008 (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 6, 2003, Commission File No. 001-07155)

4.7	Rights Agreement, dated as of October 27, 1998, between R.H. Donnelley Corporation and First Chicago Trust Company (incorporated by reference to Exhibit 4 to the Registration Statement on Form 8-A, filed with the Securities and Exchange Commission on November 5, 1998, Commission File No. 001-07155)

4.8	Amendment No. 1 to Rights Agreement, dated as of February 26, 2001, by and among R.H. Donnelley Corporation, First Chicago Trust Company of New York (as initial Rights Agent) and The Bank of New York (as successor Rights Agent) (incorporated by reference to Exhibit 4.5 to the Annual Report on Form 10-K for the year ended December 31, 2000, filed with the Securities and Exchange Commission on March 28, 2001, Commission File No. 001-07155)

4.9	Amendment No. 2 to Rights Agreement, dated as of September 21, 2002, between the Company and The Bank of New York, as successor Rights Agent (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 1, 2002, Commission File No. 001-07155)

Exhibit No.	Document
4.10	Form of Warrant Agreement, dated as of November 25, 2002, between the Company and investment partnerships affiliated with The Goldman Sachs Group, Inc. (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 17, 2003, Commission File No. 001-07155)

4.11	Form of Warrant Agreement, dated January 3, 2003, between the Company and investment partnerships affiliated with The Goldman Sachs Group, Inc. (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 17, 2003, Commission File No. 001-07155)

4.12	Registration Rights Agreement, dated as of November 25, 2002, among the Company and investment partnerships affiliated with The Goldman Sachs Group, Inc. (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 3, 2002, Commission File No. 001-07155)

4.13	Indenture dated as of December 3, 2002 between R.H. Donnelley Inc. (as successor to R.H. Donnelley Finance Corporation I), as Issuer, and The Bank of New York, as Trustee, with respect to the 8 7/8% Senior Notes due 2010 (incorporated by reference to Exhibit 4.13 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 20, 2003, Commission File No. 001-07155)

4.14	Supplemental Indenture dated as of January 3, 2003 among R.H. Donnelley Inc., as Issuer, the Company and the other guarantors signatory thereto, as Guarantors, and The Bank of New York, as Trustee, with respect to the 8 7/8% Senior Notes due 2010 (incorporated by reference to Exhibit 4.14 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 20, 2003, Commission File No. 001-07155)

4.15	Form of 8 7/8% Senior Notes due 2010 (included in Exhibit 4.13)

4.16	Guarantees relating to the 8 7/8% Senior Notes due 2010 (incorporated by reference to Exhibit 4.16 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 20, 2003, Commission File No. 001-07155)

4.17	Indenture dated as of December 3, 2002 between R.H. Donnelley Inc. (as successor to R.H. Donnelley Finance Corporation I), as Issuer, and The Bank of New York, as Trustee, with respect to the 10 7/8% Senior Subordinated Notes due 2012 (incorporated by reference to Exhibit 4.17 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 20, 2003, Commission File No. 001-07155)

4.18	Supplemental Indenture dated as of January 3, 2003 among R.H. Donnelley Inc., as Issuer, the Company and the other guarantors signatory thereto, as Guarantors, and The Bank of New York, as Trustee, with respect to the 10 7/8% Senior Subordinated Notes due 2012 (incorporated by reference to Exhibit 4.18 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 20, 2003, Commission File No. 001-07155)

4.19	Form of 10 7/8% Senior Subordinated Notes due 2012 (included in Exhibit 4.17)

4.20	Guarantees relating to the 10 7/8% Senior Subordinated Notes due 2012 (incorporated by reference to Exhibit 4.20 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 20, 2003, Commission File No. 001-07155)

Exhibit No.	Document
4.21	Second Supplemental Indenture dated as of January 9, 2004 among R.H. Donnelley Inc., as Issuer, the Company and other guarantors signatory thereto, as Guarantors, and The Bank of New York, as Trustee, with respect to the 10 7/8% Senior Subordinated Notes due 2012 (incorporated by reference to Exhibit 4.21 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 12, 2004, Commission File No. 001-07155)

10.1	Form of Distribution Agreement between the Company (f/k/a The Dun & Bradstreet Corporation) and The New Dun & Bradstreet Corporation (incorporated by reference to Exhibit 99.2 to the Current Report on Form 8-K of the Company (f/k/a The Dun & Bradstreet Corporation), filed with the Securities and Exchange Commission on June 30, 1998, Commission File No. 001-07155)

10.2	Form of Tax Allocation Agreement between the Company (f/k/a The Dun & Bradstreet Corporation) and The New Dun & Bradstreet Corporation (incorporated by reference to Exhibit 99.3 to the Current Report on Form 8-K of the Company (f/k/a The Dun & Bradstreet Corporation), filed with the Securities and Exchange Commission on June 30, 1998, Commission File No. 001-07155)

10.3	DonTech II Partnership Agreement, effective August 19, 1997, by and between R.H. Donnelley Inc. (f/k/a The Reuben H. Donnelley Corporation) and Ameritech Publishing of Illinois, Inc. (incorporated by reference to Exhibit 10.10 to Amendment No. 1 to the Registration Statement on Form S-4, filed with the Securities and Exchange Commission on August 7, 1998, Registration No. 333-59287)

10.4	Amendment No. 1 to DonTech II Partnership Agreement dated as of January 28, 2000 between R.H. Donnelley Inc. and Ameritech Publishing of Illinois, Inc. (incorporated by reference to Exhibit 10.4 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 12, 2004, Commission File No. 001-07155)

10.5	Revenue Participation Agreement, dated as of August 19, 1997, by and between APIL Partners Partnership and R.H. Donnelley Inc. (f/k/a The Reuben H. Donnelley Corporation) (incorporated by reference to Exhibit 10.11 to Amendment No. 1 to the Registration Statement on Form S-4, filed with the Securities and Exchange Commission on August 7, 1998, Registration No. 333-59287)

10.6	Master Agreement, executed August 19, 1997, by and among R.H. Donnelley Inc. (f/k/a The Reuben H. Donnelley Corporation), the Company (f/k/a The Dun & Bradstreet Corporation), The Am-Don Partnership a/k/a DonTech, DonTech II, Ameritech Publishing, Inc., Ameritech Publishing of Illinois, Inc., Ameritech Corporation, DonTech I Publishing Company LLC and the APIL Partners Partnership (incorporated by reference to Exhibit 10.12 to Amendment No. 1 to the Registration Statement on Form S-4, filed with the Securities and Exchange Commission on August 7, 1998, Registration No. 333-59287)

10.7	Exclusive Sales Agency Agreement, effective August 19, 1997, between APIL Partners Partnership and DonTech II (incorporated by reference to Exhibit 10.13 to Amendment No. 1 to the Registration Statement on Form S-4, filed with the Securities and Exchange Commission on August 7, 1998, Registration No. 333-59287)

Exhibit No.	Document
10.8	Agreement for Publishing Services, dated as of January 1, 2002 between Ameritech Publishing Inc. and R.H. Donnelley Inc. (certain portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to an Application for an Order Granting Confidential Treatment) (incorporated by reference to Exhibit 10.13 to the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2002, filed with the Securities and Exchange Commission on May 10, 2002, Commission File No. 001-07155)

10.9	Limited Liability Company Agreement of CenDon, L.L.C. dated April 27, 2000 between R.H. Donnelley Inc. and Centel Directory Company (certain portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to an Application for an Order Granting Confidential Treatment) (incorporated by reference to Exhibit 10.14 to the Company’s Quarterly Report on Form 10-Q for the three months ended June 30, 2002, filed with the Securities and Exchange Commission on August 14, 2002, Commission File No. 001-07155)

10.10	Sales Agency Agreement dated as of April 27, 2000 among R.H. Donnelley Inc., Centel Directory Company and CenDon, L.L.C. (incorporated by reference to Exhibit 10.15 to the Company’s Quarterly Report on Form 10-Q for the three months ended June 30, 2002, filed with the Securities and Exchange Commission on August 14, 2002, Commission File No. 001-07155)

10.11	Agreement for Publishing Services dated as of April 27, 2000 between R.H. Donnelley and CenDon, L.L.C. (certain portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to an Application for an Order Granting Confidential Treatment) (incorporated by reference to Exhibit 10.16 to the Company’s Quarterly Report on Form 10-Q for the three months ended June 30, 2002, filed with the Securities and Exchange Commission on August 14, 2002, Commission File No. 001-07155)

10.12^	Key Employees’ Performance Unit Plan, as amended and restated (incorporated by reference to Exhibit 10.15 to Amendment No. 3 to the Registration Statement on Form S-4, filed with the Securities and Exchange Commission on September 28, 1998, Registration No. 333-59287)

10.13^	1991 Key Employees’ Stock Option Plan, as amended and restated through April 25, 2000 (incorporated by reference to Exhibit 10.17 to the Company’s Quarterly Report on Form 10-Q for the three months ended September 30, 2000, filed with the Securities and Exchange Commission on November 13, 2000, Commission File No. 001-07155)

10.14^	Amended and Restated 1998 Directors’ Stock Plan (incorporated by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999, filed with the Securities and Exchange Commission on March 27, 2000, Commission File No. 001-07155)

10.15^	Pension Benefit Equalization Plan (incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, filed with the Securities and Exchange Commission on March 27, 2002, Commission File No. 001-07155)

10.16^	2001 Stock Award and Incentive Plan (incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, filed with the Securities and Exchange Commission on March 27, 2002, Commission File No. 001-07155)

Exhibit No.	Document
10.17^	Form of Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 99.02 to Registration Statement on Form S-8, filed with the Securities and Exchange Commission on July 25, 2001, Registration No. 333-65822)

10.18^	Form of Annual Incentive Program Award (incorporated by reference to Exhibit 99.03 to the Registration Statement on Form S-8, filed with the Securities and Exchange Commission on July 25, 2001, Registration No. 333-65822)

10.19^	Form of Performance Unit Program Award (incorporated by reference to Exhibit 99.04 to the Registration Statement on Form S-8, filed with the Securities and Exchange Commission on July 25, 2001, Registration No. 333-65822)

10.20^	Deferred Compensation Plan (incorporated by reference to Exhibit 4.01 to the Company’s Registration Statement on Form S-8, filed with the Securities and Exchange Commission on November 24, 1999, Registration No. 333-91613)

10.21^	Employment Agreement effective as of May 1, 2002 between the Company and David C. Swanson (incorporated by reference to Exhibit 10.29 to the Company’s Quarterly Report on Form 10-Q for the three months ended June 30, 2002, filed with the Securities and Exchange Commission on August 14, 2002, Commission File No. 001-07155)

10.22^	Employment Agreement effective September 21, 2002 between the Company and Peter J. McDonald (incorporated by reference to Exhibit 10.30 to the Quarterly Report on Form 10-Q for the nine months ended September 30, 2002, filed with the Securities and Exchange Commission on November 12, 2002, Commission File No. 001-07155)

10.23^	Employment Agreement effective March 1, 2002 between the Company and Steven M. Blondy (incorporated by reference to Exhibit 10.30 to the Company’s Quarterly Report on Form 10-Q for the three months ended June 30, 2002, filed with the Securities and Exchange Commission on August 14, 2002, Commission File No. 001-07155)

10.24^	Separation Agreement and Release dated as of July 25, 2003 between the Company and Frank M. Colarusso (incorporated by reference to Exhibit 10.39 to the Company’s Quarterly Report on Form 10-Q for the three month period ended June 30, 2003, filed with the Securities and Exchange Commission on August 13, 2003, Commission File No. 001-07155)

10.25^	Employment Agreement dated as of September 26, 2000 between the Company and William C. Drexler (incorporated by reference to Exhibit 10.35 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, filed with the Securities and Exchange Commission on March 28, 2001, Commission File No. 001-07155)

10.26^	Amendment No. 1 to Employment Agreement dated as of February 27, 2001 between the Company and William C. Drexler (incorporated by reference to Exhibit 10.36 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, filed with the Securities and Exchange Commission on March 28, 2001, Commission File No. 001-07155)

10.27^	Employment Agreement dated as of January 1, 2001 between the Company and Robert J. Bush (incorporated by reference to Exhibit 10.37 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, filed with the Securities and Exchange Commission on March 28, 2001, Commission File No. 001-07155)

Exhibit No.	Document
10.28^	Amendment No. 1 to Employment Agreement dated as of February 27, 2001 between the Company and Robert J. Bush (incorporated by reference to Exhibit 10.38 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, filed with the Securities and Exchange Commission on March 28, 2001, Commission File No. 001-07155)

10.29	Letter Agreement, dated as of November 25, 2002, among the Company, R.H. Donnelley Inc. and investment partnerships affiliated with The Goldman Sachs Group, Inc (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 3, 2002, Commission File No. 001-07155)

10.30	Letter Agreement dated as of January 3, 2003 among the Company, R.H. Donnelley Inc. and investment partnerships affiliated with The Goldman Sachs Group, Inc (incorporated by reference to Exhibit 10.8 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 17, 2003, Commission File No. 001-07155)

10.31	Letter Agreement, dated as of July 22, 2003 among the Company and investment partnerships affiliated with The Goldman Sachs Group, Inc. (incorporated by reference to Exhibit 10.45 to the Company’s Quarterly Report on Form 10-Q for the three months ended June 30, 2003, filed with the Securities and Exchange Commission on August 13, 2003, Commission File No. 001-07155)

10.32	Directory Services License Agreement, dated as of January 3, 2003, by and among R.H. Donnelley Publishing & Advertising, Inc. (f/k/a Sprint Publishing & Advertising, Inc.), CenDon L.L.C., R.H. Donnelley Directory Company (f/k/a Centel Directory Company), Sprint Corporation, Sprint Directory Trademark Company, LLC and the Sprint Local Telecommunications Division (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 17, 2003, Commission File No. 001-07155)

10.33	Trademark License Agreement, dated as of January 3, 2003, by and among Sprint Directory Trademark Company, LLC, R.H. Donnelley Publishing & Advertising, Inc. (f/k/a Sprint Publishing & Advertising, Inc.), CenDon L.L.C. and R.H. Donnelley Directory Company (f/k/a Centel Directory Company) (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 17, 2003, Commission File No. 001-07155)

10.34	Publisher Trademark License Agreement, dated as of January 3, 2003, by and among R.H. Donnelley Publishing & Advertising, Inc. (f/k/a Sprint Publishing & Advertising, Inc.), R.H. Donnelley Directory Company (f/k/a Centel Directory Company) and Sprint Corporation (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 17, 2003, Commission File No. 001-07155)

10.35	Non-Competition Agreement, dated as of January 3, 2003, by and among the Company, R.H. Donnelley Publishing & Advertising, Inc. (f/k/a Sprint Publishing & Advertising, Inc.), CenDon L.L.C., R.H. Donnelley Directory Company (f/k/a Centel Directory Company), Sprint Corporation and the Sprint Local Telecommunications Division (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 17, 2003, Commission File No. 001-07155)

Exhibit No.	Document
10.36	Subscriber Listings Agreement, dated as of January 3, 2003, by and among R.H. Donnelley Publishing & Advertising, Inc. (f/k/a Sprint Publishing & Advertising, Inc.), CenDon L.L.C., R.H. Donnelley Directory Company (f/k/a Centel Directory Company), Sprint Corporation and the Sprint Local Telecommunications Division (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 17, 2003, Commission File No. 001-07155)

10.37	Credit Agreement, dated as of December 6, 2002, among the Company, R.H. Donnelley Inc., R.H. Donnelley Finance Corporation II (subsequently merged with and into R.H. Donnelley Inc.), the several lenders from time to time party thereto, Bear Stearns Corporate Lending Inc. and Citicorp North America, Inc., as joint syndication agents, BNP Paribas and Fleet National Bank, as joint documentation agents, Deutsche Bank Trust Company Americas, as administrative agent, and Deutsche Bank Securities Inc., Salomon Smith Barney Inc. and Bear, Stearns & Co. Inc., as joint lead arrangers and joint bookrunners (incorporated by reference to Exhibit 10.10 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 17, 2003, Commission File No. 001-07155)

10.38	First Amendment, dated as of December 5, 2003, among the Company, R.H. Donnelley Inc., the financial institutions parties thereto, Deutsche Bank Securities Inc., Citigroup Global Markets Inc. and Bear, Stearns & Co. Inc., as joint lead arrangers and joint bookrunners, Bear Stearns Corporate Lending Inc. and Citicorp North America, Inc., as joint syndication agents, BNP Paribas and Fleet National Bank, as documentation agents, and Deutsche Bank Trust Company Americas, as administrative agent, to the Credit Agreement, dated as of December 6, 2002 (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 26, 2004, Commission File No. 001-07155)

21	Subsidiaries of the Company (incorporated by reference to Exhibit 4.21 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 12, 2004, Commission File No. 001-07155)

31.1*	Certification of Quarterly Report on Form 10-Q for the period ended March 31, 2004 by David C. Swanson, Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act

31.2*	Certification of Quarterly Report on Form 10-Q for the period ended March 31, 2004 by Steven M. Blondy, Senior Vice President and Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act

31.3*	Certification of Quarterly Report on Form 10-Q for the period ended March 31, 2004 by David C. Swanson, Chief Executive Officer for R.H. Donnelley Inc. under Section 302 of the Sarbanes-Oxley Act

31.4*	Certification of Quarterly Report on Form 10-Q for the period ended March 31, 2004 by Steven M. Blondy, Senior Vice President and Chief Financial Officer for R.H. Donnelley Inc. under Section 302 of the Sarbanes-Oxley Act

32.1*	Certification of Quarterly Report on Form 10-Q for the period ended March 31, 2004 under Section 906 of the Sarbanes-Oxley Act by David C. Swanson, Chief Executive Officer, and Steven M. Blondy, Senior Vice President and Chief Financial Officer, for R.H. Donnelley Corporation

Exhibit No.	Document
32.2*	Certification of Quarterly Report on Form 10-Q for the period ended March 31, 2004 under Section 906 of the Sarbanes-Oxley Act by David C. Swanson, Chief Executive Officer, and Steven M. Blondy, Senior Vice President and Chief Financial Officer, for R.H. Donnelley Inc.

*Filed herewith

^ Management contract or compensatory plan

     (b) Reports on Form 8-K:

On January 8, 2004, the Company filed a Current Report on Form 8-K disclosing under Item 5 that it expected to redeem the entire outstanding aggregate principal amount of $21.2 million of its 9 1/8% Senior Subordinated Notes due 2008 on February 6, 2004. The Company attached a copy of a related press release as Exhibit 99.1.

On February 26, 2004, the Company furnished a Current Report on Form 8-K disclosing under Item 12 certain financial results of the Company for the three months and year ended December 31, 2003 and attached a copy of its related press release as Exhibit 99.1.

On February 26, 2004, the Company furnished a Current Report on Form 8-K disclosing under Item 9 that management intended to discuss certain aspects of an amendment to the Company’s Credit Agreement dated December 8, 2002 during the investor teleconference scheduled for February 27, 2004. The Company attached a copy of Amendment No. 1 to the Credit Agreement as Exhibit 99.1.

On March 8, 2004, the Company furnished a Current Report on Form 8-K disclosing under Item 9 that certain members of senior management of the Company were scheduled to make a presentation at a media industry conference and that management intended to make a slide presentation. The Company attached a copy of the slide presentation as Exhibit 99.1.

On April 27, 2004, the Company furnished a Current Report on Form 8-K disclosing under Item 12 certain financial results of the Company for the three months ended March 31, 2004 and attached a copy of its related press release as Exhibit 99.1.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

R.H. DONNELLEY CORPORATION
May 7, 2004	By:	Date:/s/ Steven M. Blondy
Steven M. Blondy
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

May 7, 2004	By:	Date:/s/ Thomas D. D’Orazio
Thomas D. D’Orazio
Vice President and Controller (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

R.H. DONNELLEY INC.
May 7, 2004	By:	Date:/s/ Steven M. Blondy
Steven M. Blondy
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

May 7, 2004	By:	Date:/s/ Thomas D. D’Orazio
Thomas D. D’Orazio
Vice President and Controller (Principal Accounting Officer)

Exhibit Index

Exhibit No.	Document
31.1*	Certification of Quarterly Report on Form 10-Q for the period ended March 31, 2004 by David C. Swanson, Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act

31.2*	Certification of Quarterly Report on Form 10-Q for the period ended March 31, 2004 by Steven M. Blondy, Senior Vice President and Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act

31.3*	Certification of Quarterly Report on Form 10-Q for the period ended March 31, 2004 by David C. Swanson, Chief Executive Officer for R.H. Donnelley Inc. under Section 302 of the Sarbanes-Oxley Act

31.4*	Certification of Quarterly Report on Form 10-Q for the period ended March 31, 2004 by Steven M. Blondy, Senior Vice President and Chief Financial Officer for R.H. Donnelley Inc. under Section 302 of the Sarbanes-Oxley Act

32.1*	Certification of Quarterly Report on Form 10-Q for the period ended March 31, 2004 under Section 906 of the Sarbanes-Oxley Act by David C. Swanson, Chief Executive Officer, and Steven M. Blondy, Senior Vice President and Chief Financial Officer, for R.H. Donnelley Corporation

32.2*	Certification of Quarterly Report on Form 10-Q for the period ended March 31, 2004 under Section 906 of the Sarbanes-Oxley Act by David C. Swanson, Chief Executive Officer, and Steven M. Blondy, Senior Vice President and Chief Financial Officer, for R.H. Donnelley Inc.

*	Filed herewith