Form 10-Q
period 2004-06-30
R H DONNELLEY CORP
filed 2004-08-09
CIK 30419

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

OR

( )	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

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

Indicate by check mark whether registrant is an accelerated filer Yes (X) No (  )

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Title of Class	Shares Outstanding at August 1, 2004

Common Stock, par value $1 per share	31,294,817

Commission file number 333-59287

R.H. DONNELLEY INC. *

(Exact name of registrant as specified in its charter)

Delaware	36-2467635

(State of Incorporation)	(I.R.S. Employer Identification No.)

1001 Winstead Drive, Cary, N.C.	27513

(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (800) 497-6329

* R.H. Donnelley Inc. is a wholly owned subsidiary of R.H. Donnelley Corporation. R.H. Donnelley Inc. meets the conditions set forth in General Instructions H (1)(a) and (b) of Form 10-Q and is therefore filing this report with respect to R.H. Donnelley Inc. with the reduced disclosure format. R.H. Donnelley Inc. became subject to the filing requirements of Section 15(d) on October 1, 1998 in connection with the public offer and sale of its 9 1/8% Senior Subordinated Notes, which were redeemed in full on February 6, 2004. In addition, R.H. Donnelley Inc. is the obligor of 8 7/8% Senior Notes due 2010 and 10 7/8% Senior Subordinated Notes due 2012 and is subject to the filing requirements of Section 15(d) as a result of such notes. As of August 1, 2004, 100 shares of R.H. Donnelley Inc. common stock, no par value, were outstanding.

R.H. DONNELLEY CORPORATION

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

R.H. Donnelley Corporation and Subsidiaries

Consolidated Balance Sheets (Unaudited)

	June 30,	December 31,
(in thousands, except share and per share data)	2004	2003
Assets
Current Assets
Cash and cash equivalents	$10,594	$7,722
Accounts receivable
Billed	46,775	49,203
Unbilled	187,507	173,734
Allowance for doubtful accounts and sales claims	(10,762)	(11,956)

Net accounts receivable	223,520	210,981
Deferred directory costs	35,229	33,034
Income tax receivable	58,910	—
Other current assets	23,251	32,854

Total current assets	351,504	284,591
Fixed assets and computer software, net	28,027	20,624
Partnership investment	174,160	175,729
Other non-current assets	91,004	95,583
Intangible assets, net	1,840,251	1,865,167
Goodwill	97,040	97,040

Total Assets	$2,581,986	$2,538,734

Liabilities, Redeemable Convertible Preferred Stock and Shareholders’ Equity (Deficit)
Current Liabilities
Accounts payable and accrued liabilities	$26,846	$19,083
Checks not yet presented for payment	16,178	6,708
Accrued interest	7,088	7,711
Deferred directory revenue	227,773	216,525
Current portion of long-term debt	28,896	49,586

Total current liabilities	306,781	299,613
Long-term debt	1,913,771	2,042,547
Deferred income taxes, net	121,906	33,629
Other non-current liabilities	26,953	20,967

Total liabilities	2,369,411	2,396,756
Commitments and contingencies Redeemable convertible preferred stock (liquidation preference of $225,765 at June 30, 2004 and $216,998 at December 31, 2003)	206,990	198,223
Shareholders’ Equity (Deficit)
Common stock, par value $1 par value, 400,000,000 shares authorized, 51,621,894 shares issued	51,622	51,622
Additional paid-in capital	95,310	92,610
Unamortized restricted stock	(356)	(531)
Warrants outstanding	13,758	13,758
Retained earnings (accumulated deficit)	5,807	(49,954)
Treasury stock, at cost, 20,338,063 shares at June 30, 2004 and 20,589,520 shares at December 31, 2003	(163,709)	(163,741)
Accumulated other comprehensive income (loss)	3,153	(9)

Total shareholders’ equity (deficit)	5,585	(56,245)

Total Liabilities, Redeemable Convertible Preferred
Stock and Shareholders’ Equity (Deficit)	$2,581,986	$2,538,734

The accompanying notes are an integral part of the consolidated financial statements.

R.H. Donnelley Corporation and Subsidiaries

Consolidated Statements of Operations and Comprehensive Income (Loss) (Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
(in thousands, except per share data)	2004	2003	2004	2003
Net revenue	$144,641	$38,634	$288,448	$51,053
Expenses
Operating expenses	56,932	34,862	110,890	66,795
General and administrative expenses	15,429	12,206	28,046	22,216
Depreciation and amortization	14,947	16,443	29,339	32,471

Total expenses	87,308	63,511	168,275	121,482
Partnership income	34,803	35,341	58,701	58,974

Operating income (loss)	92,136	10,464	178,874	(11,455)
Interest expense, net	(37,496)	(43,253)	(77,796)	(91,928)
Other income	—	723	—	1,523

Income (loss) before income taxes	54,640	(32,066)	101,078	(101,860)
Provision (benefit) for income taxes	21,583	(13,155)	39,926	(41,762)

Net income (loss)	33,057	(18,911)	61,152	(60,098)
Preferred dividend	5,392	5,978	10,678	48,132

Income (loss) available to common shareholders	$27,665	$(24,889)	$50,474	$(108,230)

Earnings (loss) per share
Basic	$0.68	$(0.81)	$1.25	$(3.56)

Diluted	$0.65	$(0.81)	$1.20	$(3.56)

Shares used in computing earnings (loss) per share
Basic	31,204	30,605	31,132	30,424

Diluted	32,546	30,605	32,379	30,424

Comprehensive Income (Loss)
Income (loss) available to common shareholders	$27,665	$(24,889)	$50,474	$(108,230)
Unrealized gain (loss) on interest rate swaps, net of tax	5,869	(3,257)	3,161	(3,257)

Comprehensive income (loss)	$33,534	$(28,146)	$53,635	$(111,487)

The accompanying notes are an integral part of the consolidated financial statements.

R.H. Donnelley Corporation and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)

	Six months ended
	June 30
(amounts in thousands)	2004	2003
Cash Flows from Operating Activities
Net income (loss)	$61,152	$(60,098)
Reconciliation of net income (loss) to net cash provided by operating activities:
Depreciation and amortization	29,339	32,471
Deferred income taxes	39,926	(41,762)
Provision for bad debts	6,491	288
Other non-cash charges	11,031	6,856
Changes in assets and liabilities, net of effects from acquisition:
Cash in excess of partnership income	1,569	6,058
(Increase) decrease in accounts receivable	(19,030)	15,548
Decrease (increase) in other assets	1,863	(24,436)
Increase (decrease) in accounts payable and accrued liabilities	2,729	(13,362)
Increase in deferred directory revenue	11,248	208,975
Increase in other non-current liabilities	1,142	984

Net cash provided by operating activities	147,460	131,522
Cash Flows from Investing Activities
Additions to fixed assets and computer software	(8,857)	(5,473)
Acquisition of SPA, net of cash received	—	(2,259,633)
Decrease in restricted cash – funds held in escrow at year end	—	1,825,000
Decrease in restricted cash – other	—	69,300

Net cash used in investing activities	(8,857)	(370,806)
Cash Flows from Financing Activities
Proceeds from the issuance of debt, net of costs	—	461,307
Proceeds from the issuance of Redeemable Convertible Preferred Stock and warrants, net of costs	—	125,683
Pre-acquisition debt refinanced with proceeds from new debt	—	(243,005)
Debt repayments	(150,866)	(152,787)
Borrowings under the Revolver	1,400	24,100
Increase in checks not yet presented for payment	9,470	—
Proceeds from employee stock option exercises	4,265	16,199

Net cash (used in) provided by financing activities	(135,731)	231,497
Increase (decrease) in cash and cash equivalents	2,872	(7,787)
Cash and cash equivalents, beginning of year	7,722	7,787

Cash and cash equivalents, end of period	$10,594	$—

Supplemental Information:
Cash paid (received):
Interest	$70,881	$89,036

Income taxes, net	$(12,443)	$—

The accompanying notes are an integral part of the consolidated financial statements.

R.H. Donnelley Corporation and Subsidiaries

Consolidated Statement of Changes in Shareholders’ (Deficit) Equity (Unaudited)
Six months ended June 30, 2004

				(Accumulated		Accumulated	Total
	Common Stock and		Unamortized	Deficit)		Other	Shareholders’
	Additional	Warrants	Restricted	Retained		Comprehensive	(Deficit)
(in thousands)	Paid-in Capital	Outstanding	Stock	Earnings	Treasury Stock	(Loss) Income	Equity
Balance, December 31, 2003	$144,232	$13,758	$(531)	$(49,954)	$(163,741)	$(9)	$(56,245)
Net income				61,152			61,152
Preferred dividend	(5,287)			(5,391)			(10,678)
Employee stock option exercises, including tax benefit	4,187				318		4,505
Stock issued for employee bonus plans	1,342				64		1,406
Issuance of restricted stock	(8)				8		—
Restricted stock amortization			175				175
Stock acquired for treasury					(358)		(357)
Additional compensatory stock issued in Founders grant	553						553
Beneficial conversion feature from issuance of Preferred Stock	1,913						1,913
Unrealized gain on interest rate swaps, net of tax						3,162	3,161

Balance, June 30, 2004	$146,932	$13,758	$(356)	$5,807	$(163,709)	$3,153	$5,585

The accompanying notes are an integral part of the consolidated financial statements.

R.H. Donnelley Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)
(tabular amounts in thousands, except per share data)

1. Business and Basis of Presentation

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

We are a leading yellow pages publisher and directional media company. Directional media is where consumers go to find who sells the goods and services they are ready to purchase. We currently publish approximately 260 directories under the Sprint Yellow Pages ® brand in 18 states, with major markets including Las Vegas, Orlando, and Lee County, Florida, with a total circulation of approximately 18 million serving approximately 160,000 local and 4,000 national advertisers. We also offer online city guides and search web sites in these and other major markets under the Best Red Yellow Pages brand at www.bestredyp.com. In addition, through The DonTech II Partnership (“DonTech”), our perpetual partnership with an affiliate of SBC Communications Inc. (“SBC”), we serve as the exclusive sales agent for 129 SBC-branded directories under the SBC ® Yellow Pages brand in Illinois and northwest Indiana, with a total circulation of approximately 10 million serving approximately 100,000 local advertisers.

On January 3, 2003, we acquired all the outstanding capital stock of the various entities comprising Sprint Publishing and Advertising (“SPA”), Sprint Corporation’s (“Sprint”) directory publishing business, for $2,229.8 million in cash. The acquisition was accounted for as a purchase business combination and the purchase price was allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their respective fair values on the acquisition date. The results of the SPA business are included in our consolidated results from and after January 3, 2003. SPA operates as R.H. Donnelley Publishing & Advertising, Inc., an indirect, wholly owned subsidiary of the Company.

2. Summary of Significant Accounting Policies

Principles of Consolidation. The consolidated financial statements include the accounts of R.H. Donnelley Corporation and its direct and indirect wholly owned subsidiaries. All intercompany transactions and balances have been eliminated.

Reclassifications. In 2003 preferred stock dividends of $44.8 million have been reclassified from accumulated deficit to additional paid-in capital.

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

Deferred Directory Costs. Costs directly related to the selling and production of our directories are initially deferred when incurred and recognized ratably over the life of a directory, which is typically 12 months. These costs include sales commissions and print, paper and initial distribution costs. Such costs that are paid prior to directory publication are classified as other current assets.

Equity Method Accounting. DonTech is a 50/50 perpetual partnership in which we and a subsidiary of SBC are the partners. DonTech is a separate legal entity that provides its services with its own employees and a stand-alone management team. The employees of DonTech have the right, authority and power to do any act to accomplish, and enter into any contract incidental to attain the purposes of the partnership. No employees of either RHD or SBC are involved in the day-to-day operations of DonTech and, because the partners share equally in the net profits and each has one voting member on the DonTech board of directors, neither partner has the unilateral ability to control or influence the operations of DonTech. Accordingly, we account for DonTech under the equity method and do not consolidate the DonTech results in our financial statements.

We recognize our 50% share of the net income of DonTech as partnership income in our consolidated statement of operations. DonTech recognizes commission revenue based on the annual value of a sales contract in the period the contract is executed (calendar sales) and recognizes expenses as incurred. Partnership income also includes revenue participation income from SBC. Revenue participation income is based on DonTech advertising sales and is recognized when a sales contract is executed with a customer. Our investment in DonTech and the revenue participation receivable from SBC are reported as partnership investment on the consolidated balance sheet. On July 28, 2004, the Company signed a definitive agreement to acquire SBC’s directory publishing business in Illinois and Northwest Indiana, including SBC’s interest in DonTech, for $1.42 billion in cash. See Note 14, Subsequent Events.

Cash and Cash Equivalents. Cash equivalents include liquid investments with a maturity of less than three months at their time of acquisition. We place our investments with high quality financial institutions. At times, such investments may be in excess of federally insured limits.

Accounts Receivable. Accounts receivable consist of balances from our advertising customers. Advertisers typically enter into a 12-month contract for their advertising. Most local advertisers are billed a pro rata amount of their contract value on a monthly basis. On behalf of national advertisers, Certified Marketing Representatives (“CMRs”) typically pay to us the total contract value of their advertising, net of their commission, within 60 days after the publication month. Billed receivables represent the amount that has been billed to advertisers. Unbilled receivables represent contractually owed amounts for published directories that have yet to be billed to advertisers. Billed receivables are recorded net of an allowance for doubtful accounts and sales claims, estimated based on historical experience on a directory-by-directory basis. We increase or decrease this estimate as information or circumstances indicate that the estimate may no longer adequately represent the amount of bad debts and sales claims we may incur.

Income Taxes. Income tax receivable reflects the Company’s election to carryback a federal net operating loss in connection with the SPA acquisition.

Deferred Financing Costs. Costs associated with the issuance of debt instruments are capitalized and included in other non-current assets on the consolidated balance sheet. These costs are amortized to interest expense over the terms of the related debt agreements. The bond outstanding method is used to amortize deferred financing costs relating to debt instruments with respect to which we accelerate principal payments. Other deferred financing costs are amortized using the straight-line method. Amortization of deferred financing costs included in interest expense was $3.7 million and $2.4 million for the three months ended June 30, 2004 and 2003, respectively, and $7.1 million and $6.3 million for the six months ended June 30, 2004 and 2003, respectively.

Advertising Expense. We recognize advertising expenses as incurred. These expenses include public relations, media, on-line advertising and other promotional and sponsorship costs. Total advertising expense was $3.7 million and $2.2 million for the three months ended June 30, 2004 and 2003, respectively, and $5.6 million and $4.1 million for the six months ended June 30, 2004 and 2003, respectively. Advertising expense for the three months ended June 30, 2004 includes $1.1 million and $0.3 million of advertising costs that pertain to 2003 and the first quarter of 2004, respectively.

Concentration of Credit Risk. Approximately 85% of our directory advertising revenue is derived from the sale of advertising to local small- and medium-sized businesses. These advertisers typically enter into 12-month advertising sales contracts and make monthly payments over the term of the contract. Some advertisers prepay the full amount or a portion of the contract value. Most new advertisers are subject to a credit review. If the advertisers qualify, we may extend credit to them for their advertising purchase. Small- and medium-sized businesses tend to have fewer financial resources and higher failure rates than large businesses. In addition, full collection of delinquent accounts can take an extended period of time and involve significant costs. While we do not believe that extending credit to our local advertisers will have a material adverse effect on our results of operations or financial condition, no assurances can be given. We do not require collateral from our advertisers, although we do charge interest to advertisers that do not pay by specified due dates.

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

At June 30, 2004, we had interest rate swap agreements with major financial institutions with a notional value of $555.0 million. We are exposed to credit risk in the event that one or more of the counterparties to the agreements does not, or cannot, meet their obligation. The notional amount is used to measure interest to be paid or received and does not represent the amount of exposure to credit loss. The loss would be limited to the amount that would have been received, if any, over the remaining life of the swap agreement. The counterparties to the swap agreements are major financial institutions with credit ratings of A or higher. We do not currently foresee a material credit risk associated with these swap agreements; however, no assurances can be given.

Derivative Financial Instruments. We do not use derivative financial instruments for trading or speculative purposes. Our derivative financial instruments are limited to interest rate swap agreements used to manage exposure to fluctuations in interest rates on variable rate debt. These agreements effectively convert $555.0 million of our variable rate debt to fixed rate debt, mitigating our exposure to increases in interest rates. Under the terms of the swap agreements, we receive variable interest based on the three-month LIBOR and pay a weighted average fixed rate of 2.70%. The swaps mature in October 2005, June 2006 and March 2007. The weighted average rate received was 1.13% and 1.14% during the three and six months ended June 30, 2004, respectively. These periodic payments and receipts are recorded as interest expense.

The interest rate swaps have been designated as cash flow hedges to hedge three-month LIBOR-based interest payments on $555.0 million of bank debt. To the extent the swaps provide an effective hedge, changes in the fair value of the swaps are recorded in other comprehensive income, a component of shareholders’ equity. Any ineffectiveness is recorded through earnings. As of June 30, 2004, our interest rate swaps provided an effective hedge of the three-month LIBOR-based interest payments on $555.0 million of bank debt, and no ineffectiveness was included in earnings.

Earnings per Share. In March 2004, the Emerging Issues Task Force (“EITF”) reached a final consensus on EITF Issue No. 03-6, Participating Securities and the Two-Class Method under FASB Statement 128 (“EITF 03-6”), which established standards regarding the computation of earnings per share (“EPS”) by companies that have issued securities other than common stock that contractually entitle the holder to participate in dividends and earnings of the company. EITF 03-6 is effective for interim periods ending June 30, 2004 for calendar year companies. We adopted the provisions of EITF 03-6 during the first quarter of 2004. EITF 03-6 requires earnings available to common shareholders for the period, after deduction of preferred stock dividends, to be allocated between the common and preferred shareholders based on their respective rights to receive dividends. Basic EPS is then calculated by dividing income (loss) allocable to common shareholders by the weighted average number of shares outstanding. EITF 03-6 does not require the presentation of basic and diluted EPS for securities other than common stock; therefore, the following EPS amounts only pertain to our common stock.

Under the guidance of EITF 03-6, diluted EPS are calculated by dividing income (loss) allocable to common shareholders by the weighted average common shares outstanding plus dilutive potential common stock. Potential common stock includes stock options and warrants, the dilutive effect of which is calculated using the treasury stock method, and Preferred Stock, the dilutive effect of which is calculated using the if-converted method. The calculation of basic and diluted EPS for the three and six months ended June 30, 2004 and 2003 is presented below.

	Three months ended		Six months ended
	June 30,		June 30,
(in thousands, except per share data)	2004	2003	2004	2003
Basic EPS–Two–Class Method
Income (loss) available to common shareholders	$27,665	$(24,889)	$50,474	$(108,230)
Amount allocable to common shareholders(1)	77%	100%	77%	100%

Income (loss) allocable to common shareholders	21,302	(24,889)	38,865	(108,230)
Weighted average common shares outstanding	31,204	30,605	31,132	30,424

Basic earnings (loss) per share–two–class method.	$0.68	$(0.81)	$1.25	$(3.56)

(1)	31,204 / (31,204 + 9,387) for the three months ended June 30, 2004 and 31,132 / (31,132 + 9,295) for the six months ended June 30, 2004. In computing basic EPS using the two-class method, we have not allocated the net loss in the three and six months ended June 30, 2003 between common and preferred shareholders since the preferred shareholders do not have a contractual obligation to share in the net loss.

Diluted EPS
Income (loss) available to common shareholders	$27,665	$(24,889)	$50,474	$(108,230)
Amount allocable to common shares (1)	77%	100%	77%	100%

Income (loss) allocable to common shareholders	21,302	(24,889)	38,865	(108,230)
Weighted average common shares outstanding	31,204	30,605	31,132	30,424
Dilutive effect of stock options (2)	1,342	—	1,247	—
Dilutive effect of Preferred Stock assuming conversion (2)	—	—	—	—

Weighted average diluted shares outstanding	32,546	30,605	32,379	30,424

Diluted earnings (loss) per share	$0.65	$(0.81)	$1.20	$(3.56)

(2)	The effect of certain stock options in the three and six months ended June 30, 2003 and the assumed conversion of the Preferred Stock in the three and six months ended June 30, 2004 and 2003 were anti-dilutive and therefore are not included in the calculation of diluted EPS.

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

A grant was made in October 2002 of 1.5 million options (“Founders Grant”) to certain employees, including senior management in connection with the acquisition of SPA. These options were granted with an exercise price equal to the fair market value of the Company’s common stock on the date of grant. However, the award of these options was contingent upon the successful closing of the SPA acquisition. Therefore, these options were subject to forfeiture until January 3, 2003, by which time the fair market value of the Company’s common stock exceeded the exercise price. Accordingly, these options were accounted for as compensatory options, and we are recognizing non-cash compensation expense over the vesting period of the options. We recognized non-cash compensation expense related to these stock options of $0.3 million and $0.6 million in the three months ended June 30, 2004 and 2003, respectively, and $0.6 million and $1.0 million in the six months ended June 30, 2004 and 2003, respectively.

The following table reflects the pro forma net income (loss) and earnings (loss) per share for the three and six months ended June 30, 2004 and 2003 assuming we applied the fair value method of SFAS No. 123, Accounting for Stock-Based Compensation. The pro forma disclosures shown are not necessarily representative of the effects on income and earnings per share in future years.

	Three months ended			Six months ended
	June 30,			June 30,
(in thousands, except per share data)	2004	2003		2004	2003
Net income (loss), as reported	$33,057		$(18,911)	$61,152	$(60,098)
Add: Stock-based compensation expense included in reported net income (loss), net of related tax effects	238		426	553	1,501
Less: Stock-based compensation expense that would have been included in the determination of net income (loss) if the fair value method had been applied to all awards, net of related tax effects	(1,618)		(1,277)	(2,933)	(5,696)

Pro forma net income (loss)	31,677		(19,762)	58,772	(64,293)
Preferred dividend	5,392		5,978	10,678	48,132

Pro forma income (loss) available to common shareholders	$26,285		$(25,740)	$48,094	$(112,425)

Basic earnings (loss) per share
As reported	$0.68	$	(0.81)	$1.25	$(3.56)
Pro forma	$0.65	$	(0.84)	$1.19	$(3.70)
Diluted earnings (loss) per share
As reported	$0.65		$(0.81)	$1.20	$(3.56)
Pro forma	$0.62		$(0.84)	$1.14	$(3.70)

The pro forma information was determined based on the fair value of stock options calculated using the Black-Scholes option-pricing model with the following assumptions:

	2004	2003
Dividend yield	0%	0%
Expected volatility	29%	35%
Risk-free interest rate	2.2%	2.6%
Expected holding period	4 years	4 years

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

New Accounting Pronouncements. In March 2004, the EITF reached a final consensus on EITF 03-6 that established standards regarding the computation of EPS by companies that have issued securities other than common stock that contractually entitle the holder to participate in dividends and earnings of the company. EITF 03-6 is effective for interim periods ending on or after June 30, 2004 for calendar year companies. We adopted the provisions of EITF 03-6 during the first quarter of 2004.

In May 2004, the Financial Accounting Standards Board issued Financial Staff Position No. FAS 106-2, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003, which provides guidance on accounting for the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 for employers that sponsor postretirement health care plans that provide drug benefits. The Act introduces prescription drug care benefits under Medicare and also allows for certain sponsors of postretirement benefit plans with a drug benefit to receive a non-taxable federal subsidy if certain criteria are met. The FSP will require interim and annual period financial statements beginning after June 15, 2004 to include the effect of the subsidy on the measurement of net periodic postretirement benefit costs. The Company is in the process of evaluating the impact of the Act on the consolidated financial statements and will adopt the FSP in the third quarter of 2004, as required.

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

The acquisition was accounted for as a purchase business combination in accordance with SFAS 141, Business Combinations. The purchase price was allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their respective estimated fair values on the acquisition date. The fair value of certain long-term intangible assets were identified and recorded at their estimated fair value. Identifiable intangible assets acquired include directory services agreements between Sprint and us, customer relationships and acquired trade names. In accordance with SFAS 142, Goodwill and Other Intangible Assets, the fair value of the identifiable intangible assets is being amortized over their estimated useful lives in a manner that best reflects the economic benefits derived from such assets. Goodwill is not amortized but is subject to impairment testing on an annual basis. See Note 4, Intangible Assets and Goodwill, for a further description of our intangible assets and goodwill.

Under purchase accounting rules, we did not assume or record the deferred revenue balance of SPA at January 3, 2003 of $315.9 million. This amount represented revenue that would have been recognized subsequent to the acquisition under the deferral and amortization method had the acquisition not occurred. Accordingly, we did not record revenue associated with directories that were published prior to the acquisition and during January 2003. Although the deferred revenue balance was eliminated, we retained all the rights associated with the collection of amounts due under and obligations under the advertising contracts executed prior to the SPA acquisition. As a result, SPA’s billed and unbilled accounts receivable balances became assets of the Company. Also under purchase accounting rules, we did not assume or record the deferred directory costs at January 3, 2003 related to those directories that were published prior to the acquisition and during January 2003, totaling $63.3 million. These costs represented operating expenses that would have been recognized subsequent to the acquisition under the deferral and amortization method had the acquisition not occurred.

4. Intangible Assets and Goodwill

As a result of the SPA acquisition, certain long-term intangible assets were identified and recorded at their estimated fair value. Amortization expense for intangible assets was $12.4 million for both the three months ended June 30, 2004 and 2003 and $24.9 million for both the six months ended June 30, 2004 and 2003. The acquired long-term intangible assets and their respective book values at June 30, 2004 are shown in the table below.

	Directory Services	Local customer	National CMR
	Agreements	relationships	relationships	Trade names	Total
Estimated useful life	50 years	15 years	30 years	15 years
Initial fair value	$1,625,000	$200,000	$60,000	$30,000	$1,915,000
Accumulated amortization	(48,749)	(20,000)	(3,000)	(3,000)	(74,749)

Net intangible assets	$1,576,251	$180,000	$57,000	$27,000	$1,840,251

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

5. Partnership Investment

Partnership income includes our 50% share of the net profits of DonTech and revenue participation income received directly from SBC, which is based on the value of advertising sales. Partnership income for the three and six months ended June 30, 2004 and 2003 consisted of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Revenue participation income	$28,515	$28,553	$49,329	$49,000
50% share of DonTech net income	6,288	6,788	9,372	9,974

Partnership income	$34,803	$35,341	$58,701	$58,974

Summarized financial information of DonTech is shown in the table below. These results are not consolidated in our financial statements.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Net revenue	$30,179	$30,315	$51,982	$51,870
Operating income	12,574	13,750	18,639	20,138
Net income	12,577	13,575	18,744	19,947

Total assets of DonTech were $117.0 million at June 30, 2004 and $117.5 million at December 31, 2003. Our investment in DonTech, including the revenue participation receivable from SBC, was $174.1 million at June 30, 2004 and $175.7 million at December 31, 2003. On July 28, 2004, the Company signed a definitive agreement to acquire SBC’s directory publishing business in Illinois and Northwest Indiana, including SBC’s interest in DonTech, for a total of $1.42 billion in cash. See Note 14, Subsequent Events.

6. Long-Term Debt

Long-term debt at June 30, 2004 and December 31, 2003 consisted of the following:

	June 30,	December 31,
	2004	2003
Credit Facility	$1,017,667	$1,145,888
8 7/8% Senior Notes due 2010	325,000	325,000
10 7/8% Senior Subordinated Notes due 2012	600,000	600,000
9 1/8% Senior Subordinated Notes	—	21,245

Total	1,942,667	2,092,133
Less current portion	28,896	49,586

Long-term debt	$1,913,771	$2,042,547

Our Senior Secured Credit Facility, as amended (“Credit Facility”), consists of a $241 million Term Loan A-2, a $925 million Term Loan B-2 and a $125 million Revolving Credit Facility (the “Revolver”). Term Loans A-2 and B-2 require quarterly principal payments. As of June 30, 2004, the outstanding balances of Term Loans A-2 and B-2 were $99.5 million and $918.2 million, respectively. The Revolver and Term Loan A-2 mature in December 2008, and Term Loan B-2 matures in June 2010. Substantially all of our assets, including the capital stock of our subsidiaries, are pledged to collateralize our obligations under the Credit Facility. As of June 30, 2004 and December 31, 2003, there were no borrowings under the Revolver.

Our Credit Facility bears interest, at our option at either:

•	The higher of (i) a base rate as determined by Deutsche Bank Securities Inc., Salomon Smith Barney Inc. or Bear, Stearns & Co. Inc., plus a 2.25% margin on the Revolver and a 1.25% margin on Term Loans A-2 and B-2; and (ii) the Federal Funds Effective Rate (as defined) plus 1/2 of 1%, plus a 2.25% margin on the Revolver and a 1.25% margin on Term Loans A-2 and B-2; or

•	LIBOR rate plus a 3.25% margin on the Revolver and a 2.25% margin on Term Loans A-2 and B-2. We may elect interest periods of 1, 2, 3, 6, 9 or 12 months for LIBOR borrowings.

The effective interest rate on the Credit Facility during the three and six months ended June 30, 2004 was 4.00% and 3.97%, respectively. We are in the process of amending our Credit Facility in connection with the acquisition of SBC’s directory publishing business in Illinois and Northwest Indiana. For additional information, see Note 14, Subsequent Events.

We have also issued $325.0 million 8 7/8% Senior Notes due 2010 (“Senior Notes”) and $600.0 million 10 7/8% Subordinated Notes due 2012 (“Subordinated Notes,” and collectively with the Senior Notes, the “Notes”). Interest is paid on the Notes semi-annually on June 15 and December 15.

On February 6, 2004, we redeemed the remaining aggregrate principal amount of the 9 1/8 % Senior Subordinated Notes due 2008 totaling $21.2 million at a redemption price of 104.563% of the principal amount thereof, plus accrued and unpaid interest. In the six months ended June 30, 2004, we recorded interest expense related to these notes of $1.2 million, consisting of a premium over par value paid at redemption of $1.0 million, plus the write-off of $0.2 million of unamortized deferred financing costs.

7. Redeemable Convertible Preferred Stock and Warrants

We have 10 million shares of preferred stock authorized for issuance. At June 30, 2004 and December 31, 2003, we had 200,604 shares of Preferred Stock outstanding. The Preferred Stock, and any accrued and unpaid dividends, are convertible into common stock at any time after issuance at a price of $24.05 and earns a cumulative dividend of 8% compounded quarterly. We cannot pay cash dividends on the Preferred Stock through September 2005, during which time the dividends will accrue. After October 1, 2005, we may pay the Preferred Stock dividends in cash, subject to any limitations under our Credit Facility, or allow it to accrue, at our option.

We may redeem the Preferred Stock in cash at any time on or after January 3, 2006 if the market price (as defined) of our common stock exceeds 200% of the conversion price for 30 of 45 trading days. The Preferred Stock is redeemable in cash by us at any time on or after January 3, 2013. The Preferred Stock is redeemable in cash at the option of the holder in the event of a change in control (as defined). At June 30, 2004 and December 31, 2003, the redemption value of the Preferred Stock was $225.8 million and $217.0 million, respectively, and at June 30, 2004, the Preferred Stock was convertible into approximately 9.4 million shares of common stock.

The net proceeds received from the issuance of Preferred Stock were allocated to the Preferred Stock, warrants and the beneficial conversion feature (“BCF”) of the Preferred Stock based on their relative fair values. The fair value of the Preferred Stock was estimated using the Dividend Discount Method, which determines the fair value based on the discounted cash flows of the security. The BCF is a function of the conversion price of the Preferred Stock, the fair value of the warrants and the fair market value of the underlying common stock on the date of issuance of the preferred stock. In connection with the issuance of our Preferred Stock and each subsequent quarterly dividend date, a BCF was recorded because the fair value of the underlying common stock at the time of issuance of the preferred stock was greater than the conversion price of the Preferred Stock. The BCF is treated as a deemed dividend because the Preferred Stock was convertible into common stock immediately after issuance. The Preferred Stock dividend for the three and six months ended June 30, 2004 of $5.4 million and $10.7 million, respectively, consisted of the stated 8% dividend of $4.4 million and $8.7 million, respectively, and a BCF of $1.0 million and $1.9 million, respectively. The Preferred Stock dividend for the three and six months ended June 30, 2003 of $6.0 million and $48.1 million, respectively, consisted of the stated 8% dividend of $4.1 million and $8.0 million, respectively, and a BCF of $1.9 million and $40.1 million, respectively. The BCF recorded in the six months ended June 30, 2003 was higher than BCF amounts recorded in subsequent periods, reflecting the issuance of the preferred stock and related warrants in January 2003.

8. Restructuring Charge

As a result of the SPA acquisition, we consolidated publishing and technology operations, sales offices and administrative personnel and relocated the headquarters functions in Overland Park, Kansas and Purchase, New York to Cary, North Carolina. Approximately 140 people were affected by the relocation of the headquarters functions in Overland Park, Kansas and Purchase, New York, of which 75 have been included in the restructuring reserve. The remaining 65 people have relocated with the Company. In 2003, $9.5 million was charged to earnings primarily representing severance and related costs associated with the consolidation of the publishing and technology operations, sales offices and administrative personnel and the relocation of our headquarters. In the second quarter of 2004, an additional reserve of $0.7 million was recorded representing an adjustment to previous severance and related cost estimates. Payments of $2.7 million and $4.1 million were made during the three and six months ended

June 30, 2004, respectively, and the remaining costs will be paid in 2004 and 2005. An additional reserve of $2.1 million was recorded during the second quarter of 2004, representing the estimated fair value of the remaining lease payments, net of estimated sub-lease income on the former headquarters office lease. Payments of $0.1 million were made with respect to the former headquarters office lease during the three and six months ended June 30, 2004 and the remaining payments will be made through 2006.

In 2003 a $2.2 million reserve was recorded, with an offsetting charge to goodwill, representing the closure of the pre-press publishing facility operated by SPA in Tennessee. The reserve represented the remaining lease payments, net of estimated sub-lease income, on the pre-press facility. Payments of $0.2 million and $0.3 million were made with respect to the former pre-press publishing facility during the three and six months ended June 30, 2004, respectively, and the remaining payments will be made through 2012.

The table below shows the activity in our restructuring reserve during the three and six months ended June 30, 2004.

Three Months
Ended June 30, 2004
Balance at March 31, 2004	$7,331
Additions to reserve charged to earnings	2,844
Payments	(2,998)

Balance at June 30, 2004	$7,177

Six Months
Ended June 30, 2004
Balance at January 1, 2004	$8,499
Additions to reserve charged to earnings	3,201
Payments	(4,523)

Balance at June 30, 2004	$7,177

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

We offer a defined contribution savings plan to substantially all employees and contribute $0.50 for each dollar contributed by a participating employee, up to a maximum of 6% of each participating employee’s salary (including bonus and commissions). The plan provides that in the event the Company’s EPS increases by a specified amount between consecutive annual reporting periods, RHD is required to make an additional matching contribution based on a formula specified in the plan. During the second quarter of 2004, the Company provided for an additional matching contribution resulting from an increase in EPS between 1999 and 2000. The additional matching contribution charged to operations in the second quarter of 2004 was $0.7 million, inclusive of interest and penalties and net of plan forfeitures. The plan has been subsequently amended to eliminate the provision requiring additional matching contributions.

Other Postretirement Benefits. We have an unfunded postretirement benefit plan that provides certain healthcare and life insurance benefits to those full-time employees who reach retirement age while working for the Company.

The net periodic benefit expense of the retirement plans for the three and six months ended June 30, 2004 and 2003 was as follows:

	Pension Benefits
	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2004	2003	2004	2003
Service cost	$900	$811	$1,800	$1,622
Interest cost	963	918	1,926	1,836
Expected return on plan assets	(1,458)	(1,477)	(2,916)	(2,954)
Unrecognized prior service cost	27	27	54	54
Amortization of unrecognized loss	138	—	276	—

Net periodic benefit expense	$570	$279	$1,140	$558

	Other Benefits
	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2004	2003	2004	2003
Service cost	$113	$122	$226	$244
Interest cost	165	122	330	244
Unrecognized prior service cost	130	(17)	260	(34)
Amortization of unrecognized loss	32	25	64	50

Net periodic benefit expense	$440	$252	$880	$504

We do not expect to make significant cash contributions to the retirement and postretirement benefit plans in 2004.

In May 2004, the Financial Accounting Standards Board issued Financial Staff Position No. FAS 106-2, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003, which provides guidance on accounting for the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 for employers that sponsor postretirement health care plans that provide drug benefits. The Act introduces prescription drug care benefits under Medicare and also allows for certain sponsors of postretirement benefit plans with a drug benefit to receive a non-taxable federal subsidy if certain criteria are met. The FSP will require interim and annual period financial statements beginning after June 15, 2004 to include the effect of the subsidy on the measurement of net periodic postretirement benefit costs. The Company is in the process of evaluating the impact of the Act on the consolidated financial statements and will adopt the FSP in the third quarter of 2004, as required.

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

Segment information for the three and six months ended June 30, 2004 and 2003 is as follows:

	Three Months Ended June 30, 2004			Six Months Ended June 30, 2004
	Donnelley	DonTech	Total	Donnelley	DonTech	Total
Net revenue	$144,641	$—	$144,641	$288,448	$—	$288,448
Operating income	57,333	34,803	92,136	120,173	58,701	178,874
Depreciation and amortization	14,947	—	14,947	29,339	—	29,339
EBITDA (1)	72,280	34,803	107,083	149,512	58,701	208,213
Total assets	2,407,826	174,160	2,581,986

	Three Months Ended June 30, 2003			Six Months Ended June 30, 2003
	Donnelley	DonTech	Total	Donnelley	DonTech	Total
Net revenue	$38,634	$—	$38,634	$51,053	$—	$51,053
Operating (loss) income	(24,877)	35,341	10,464	(70,429)	58,974	(11,455)
Depreciation and amortization	16,443	—	16,443	32,471	—	32,471
EBITDA (1)	(7,711)	35,341	27,630	(36,435)	58,974	22,539
Total assets	2,417,856	179,912	2,597,768

(1)	EBITDA is not a measurement of operating performance computed in accordance with generally accepted accounting principles (“GAAP”) and should not be considered as a substitute for operating income or net income prepared in conformity with GAAP. In addition, EBITDA may not be comparable to similarly titled measures of other companies. See the reconciliation of EBITDA to net income, the most comparable GAAP measure, below.

The most comparable GAAP measure for EBITDA is net income. The reconciliation of net income (loss) to EBITDA is presented below.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Net income (loss)	$33,057	$(18,911)	$61,152	$(60,098)
+ tax expense (benefit)	21,583	(13,155)	39,926	(41,762)
+ interest expense, net	37,496	43,253	77,796	91,928
+ depreciation and amortization	14,947	16,443	29,339	32,471

EBITDA	$107,083	$27,630	$208,213	$22,539

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

Information Resources, Inc.

The following is a description of an antitrust lawsuit filed in 1996 by Information Resources, Inc. (“IRI”). As more fully described below, VNU N.V., a publicly traded Dutch company (“VNU”), and its U.S. subsidiaries VNU, Inc., ACNielsen, AC Nielsen (US), Inc. (“ACN (US)”), and NMR (collectively, the “VNU Parties”), have assumed exclusive joint and several liability for any judgment or settlement of this antitrust lawsuit. As a result of the indemnity obligation, we do not have any exposure to a judgment or settlement of this lawsuit unless the VNU Parties default on their obligations. In the event of such default, we have contingent liability for this matter as a result of our succeeding to D&B’s liabilities and obligations as part of the 1998 Distribution. In such event, however, under the contractual commitments described below, any such amounts that we might need to pay would be shared equally (50% each) by D&B and Moody’s. Only if D&B and Moody’s were unable to bear all or a part of this liability, would we be liable, and then only to the extent that either of them could not satisfy their joint and several indemnity obligations to us.

In July 1996, IRI filed a complaint, and subsequently amended in 1997, in the United States District Court for the Southern District of New York, naming as defendants D&B (now, the Company, as successor of D&B), A.C. Nielsen Company (a subsidiary of ACNielsen) and IMS (then known as Cognizant), at the time of the filing, all wholly owned subsidiaries of D&B.

The complaint alleges various violations of U.S. antitrust laws under Sections 1 and 2 of the Sherman Antitrust Act. The complaint also alleges a claim of tortious interference with a contract and a claim of tortious interference with a prospective business relationship. These claims relate to the acquisition by defendants of Survey Research Group Limited (“SRG”). IRI alleges SRG violated an alleged agreement with IRI when it agreed to be acquired by the defendants and that the defendants induced SRG to breach that agreement.

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

On June 21, 2004, pursuant to a stipulation between IRI and defendants, the Court ordered that certain of IRI’s claims be dismissed with prejudice from the lawsuit, including the claim for tortious interference with the SRG acquisition. We believe that the dismissal of the tortious interference claims also precludes any claim for punitive damages.

In connection with the 1996 Distribution, Cognizant (now NMR), ACNielsen and D&B (now the Company) entered into an Indemnity and Joint Defense Agreement (the “Original JDA”), pursuant to which they agreed to:

•	allocate potential liabilities that may relate to, arise out of or result from the IRI lawsuit (“IRI Liabilities”); and

•	conduct a joint defense of such action.

In particular, the Original JDA provided that:

•	ACNielsen would assume exclusive liability for IRI Liabilities up to a maximum amount to be calculated at such time as such liabilities become payable as a result of a final non-appealable judgment or any settlement permitted under the Original JDA (the “ACN Maximum Amount”); and

•	D&B and Cognizant would share liability equally for any amounts in excess of the ACN Maximum Amount.

As a result of VNU’s acquisition of ACNielsen in 2001, VNU assumed ACNielsen’s liabilities under the Original JDA and pursuant to the Original JDA would be included with ACNielsen in the computation of the ACN Maximum Amount.

On July 30, 2004, the VNU Parties, the Company, D&B, Moody’s and IMS entered into an Amended and Restated Indemnity and Joint Defense Agreement (the “Amended JDA”).

Pursuant to the Amended JDA, any and all IRI Liabilities incurred by us, D&B, Moody’s or IMS relating to a judgment (even if not final) or any settlement being entered into in the IRI action will be jointly and severally assumed and fully discharged exclusively by the VNU Parties. Under the Amended JDA, the VNU Parties have agreed to, jointly and severally, indemnify us, D&B, Moody’s and IMS from and against all IRI Liabilities to which they become subject. As a result, the concept of “ACN Maximum Amount” which had been used under the Original JDA to cap ACNielsen’s liability for the IRI Liabilities no longer exists, and all such liabilities are the responsibility of the VNU Parties pursuant to the Amended JDA.

In addition, the Amended JDA provides that if it becomes necessary to post any bond pending an appeal of an adverse judgment, then the VNU Parties shall obtain the bond required for the appeal and shall pay the full cost of such bond.

In connection with entering into the Amended JDA, the Company, D&B, Moody’s and IMS agreed to amend certain covenants of the Original JDA to provide operational flexibility for ACNielsen going forward. In addition, the Amended JDA includes certain amendments to the covenants of ACNielsen (which, under the Amended JDA, are now also applicable to ACN (US), which we understand holds ACNielsen’s operating assets) which are designed to preserve such parties claim-paying ability and protect the Company, D&B, Moody’s and IMS. Among other covenants, ACNielsen and ACN (US) agreed that neither they nor any of their respective subsidiaries will incur any indebtedness to any affiliated person, except indebtedness which its payment will, after a payment obligation under the Amended JDA comes due, be conditioned on, and subordinated to, the payment and performance of the obligations of such parties under the Amended JDA. VNU has agreed to having a process agent in New York to receive on its behalf service of any process concerning the Amended JDA.

Under the agreements relating to the 1998 Distribution, D&B assumed the defense and agreed to indemnify us against any payments that we may be required to make, including any liabilities arising under the Original JDA, and IRI Liabilities arising from the IRI action itself, and in each case related legal fees. As required by those agreements, Moody’s Corporation, which subsequently separated from D&B in the 2000 Distribution, has agreed to be jointly and severally liable with D&B for the indemnity obligation to us. We understand that D&B and Moody’s have agreed amongst themselves to share equally (50% each) these indemnity obligations to us. Only if D&B and Moody’s were unable to bear all or a part of their aggregate 50% share of the liability in excess of the cap, would we be liable, and then only to the extent that either of them could not satisfy their joint and several indemnity obligations to us. Because liability for violations of the antitrust laws is joint and several and because the rights and obligations relating to the Amended JDA are based on contractual relationships, the failure of the VNU Parties to fulfill their obligations under the Amended JDA could result in the other parties bearing all or a share of the IRI Liabilities. Joint and several liability for the IRI Liabilities means that even where more than one defendant is determined to have been responsible for an alleged wrongdoing, the plaintiff can collect all or part of the judgment from just one of the defendants. This is true regardless of whatever contractual allocation of responsibility the defendants and any other indemnifying parties may have made, including the allocations described above between the VNU Parties, the Company, D&B, Moody’s and IMS.

Accordingly, and as a result of the allocations of liability described above, in the event the VNU Parties default on their obligations under the Amended JDA, each of D&B and Moody’s will be responsible for the payment of 50% of the portion of any judgment or settlement ultimately payable by the Company (which is the defendant in the IRI action), which could be as high as all of the IRI Liabilities.

We are unable to predict the outcome of the IRI litigation or the financial condition of any of the VNU Parties or the other defendants at the time of any such outcome (and hence we cannot estimate their ability to pay the IRI Liabilities pursuant to the Amended JDA or the judgment or settlement in the IRI action). Nonetheless, while we cannot assure you as to the outcome of this matter, management presently believes that the VNU Parties have sufficient financial resources and borrowing capacity to satisfy their obligations under the Amended JDA and, if they default, D&B and Moody’s have sufficient financial resources and borrowing capacity to reimburse us for any payments we may be required to make and related costs we may incur in connection with this matter. Therefore, management presently believes that the ultimate resolution of this matter would not have a material adverse effect on the Company’s results of operations, cash flows or financial condition. Accordingly, no amount in respect of this matter has been accrued in our consolidated financial statements.

Tax Matters

D&B entered into global tax-planning initiatives in the normal course of its business, primarily through tax-free restructurings of both its foreign and domestic operations. The status of Internal Revenue Service reviews of these initiatives is summarized below.

We understand that D&B recently reached a basis for settlement with the IRS regarding the two legacy tax matters described below under the headings “Utilization of Capital Losses – 1989-1990” and “Royalty Expense Deductions – 1993-1997.” These agreements are tentative, and will not bind either the IRS or D&B until final settlement agreements are executed. Upon final settlement, we understand that D&B expects that the net impact to D&B’s cash flow for these two matters could be up to $51.0 million (tax, interest, and penalties, net of associated tax benefits).

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

Utilization of Capital Losses – 1989 – 1990 (Tentative Settlement Pending)

In 2000, D&B filed an amended tax return with respect to the utilization of capital losses in 1989 and 1990 in response to a formal IRS notice of adjustment. The amended tax return reflected an additional $561.6 million of tax and interest due. In 2000, D&B paid the IRS approximately $349.3 million and IMS (on behalf of itself and NMR) paid the IRS approximately $212.3 million. We understand that these payments were made under dispute in order to stop additional interest from accruing and that D&B has filed a complaint for a refund in the United States District Court. As noted above, we understand that D&B recently reached a basis for settlement of this matter with the IRS. The agreement is tentative and non-binding until a definitive settlement agreement is executed. The pending settlement requires that the complaint for a refund be withdrawn and that D&B make an additional payment to the IRS. We understand that D&B expects that the net impact to D&B’s cash flow to settle this matter could be up to $14.0 million (tax, interest, and penalties, net of associated tax benefits), and that such payments will be made in 2004.

Royalty Expense Deductions – 1993 – 1997 (Tentative Settlement Pending)

In the second quarter of 2003, D&B received (on our behalf) a proposed notice of deficiency from the IRS with respect to a partnership transaction entered into in 1993. Specifically, the IRS is proposing to disallow certain royalty expense deductions claimed by D&B on its 1993 through 1996 tax returns. We understand that D&B estimates that the disallowance of the 1993 and 1994 royalty expense deductions would result in a loss of approximately $5.0 million in pending tax refunds and that the additional tax liability with respect to the disallowance of the 1995 and 1996 royalty expense deductions could be up to approximately $45.0 million (tax, interest and penalties, net of associated tax benefits).

In addition, and also in the second quarter of 2003, D&B received from the IRS on behalf of the partnership associated with the above transaction a notice of proposed partnership adjustment challenging the tax treatment of certain royalty payments received by the partnership in which D&B was a partner. In that notice, the IRS is seeking to reallocate certain partnership income to D&B. In January and April 2004, D&B received additional IRS notices (similar to those received in the second quarter of 2003) associated with D&B’s remaining interest in the partnership transaction (as described above) for the three months in 1997 for which the entities were partners. The additional tax liability with respect to D&B’s share of this income for the notices received in the second quarter of 2003 and January and April 2004 could be up to $22.3 million (tax, interest and penalties, net of associated tax benefits). We understand that D&B believes that these positions regarding the partnership are inconsistent with the IRS’ position with respect to the same royalty expense deductions described above. This $22.3 million additional liability would be in addition to the $45.0 million of additional liability related to royalty expense deductions discussed in the previous paragraph.

As noted above, we understand that D&B recently reached a basis for settlement regarding the disallowance of the 1995 and 1996 royalty expense deductions. The agreement is tentative and non-binding until a definitive settlement agreement is executed. The agreement would eliminate the “inconsistent positions” described above. We understand that D&B expects that the net impact to D&B’s cash flow with respect to the agreement could be up to $37.0 million (tax, interest, and penalties, net of associated tax benefits), and that such payments will be made in 2004. We also understand that D&B continues to discuss with IRS Appeals the 1993, 1994, and 1997 royalty expense deductions, described above, which amounts represent $6.5 million (tax, interest, and penalties, net of associated tax benefits).

Amortization Expense Deductions – 1997 — 2004

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

Specifically, the IRS asserted that certain amortization expense deductions claimed by D&B on its 1997 and 1998 tax returns should be disallowed. We understand that D&B estimates that the additional tax liability as a result of the disallowance of the 1997 and 1998 amortization deductions and the disallowance of such deductions claimed from 1999 to date could be up to $55.7 million (tax, interest and penalties, net of associated tax benefits). This transaction is scheduled to expire in 2012 and, unless earlier terminated, based on current interest rates and tax rates, additional tax exposure would increase at a rate of approximately $2.1 million per quarter (including potential penalties) as future amortization expenses are deducted.

In addition, the IRS has asserted that royalty expense deductions, claimed by D&B on its tax returns for 1997 and 1998 for royalties paid to the partnership should be disallowed. The IRS also has asserted that the receipt of these same royalties by the partnership should be reallocated to and reported as royalty income by D&B, including the portions of the royalties that were allocated to third party partners in the partnership, and, thus, included in their taxable income. We understand that D&B believes that the IRS’ stated positions with respect to the treatment of the royalty expense and royalty income are mutually inconsistent, making it unlikely that the IRS will prevail on both of the positions. As a result, we understand that D&B estimates that after taking into account certain other tax benefits resulting from the IRS’ position on the partnership it is unlikely that there will be any additional cash tax payments due in addition to the amounts noted above related to the amortization expense deduction.

In the event the IRS were to prevail on both positions with respect to the royalty expense/income, which D&B believes unlikely, D&B estimates that the additional tax liability as a result of the disallowance of the 1997 and 1998 royalty expense deductions, the disallowance of such deductions claimed from 1999 to date and the inclusion of the reallocated royalty income for all relevant years could be up to $138.8 million (tax, interest and penalties, net of associated tax benefits), which would be in addition to the $55.7 million noted above related to the amortization expense deduction.

We understand that D&B has filed protests relating to these matters with the IRS Office of Appeals, attempting to resolve these matters at the Appeals phase before proceeding to litigation, if necessary. If D&B were to challenge, at any time, any of these IRS positions for years 1997 and 1998 in U.S. District Court or the U.S. Court of Federal Claims, rather than in U.S. Tax Court, the disputed amounts for each applicable year would need to be paid in advance for the Court to have jurisdiction over the case.

Conclusion

As a result of our assessment of our exposure in these matters relating to our prior relationship with D&B and its former affiliates, especially in light of our indemnity arrangements with D&B and Moody’s (and the VNU Parties with respect to the IRI matter), and their respective financial resources, borrowing capacity and, in the case of Tax Matters, indemnity rights against IMS and NMR, and in turn IMS and NMR’s respective financial resources and borrowing capacity to satisfy their respective indemnity obligations to D&B and Moody’s, no material amounts have been accrued in our consolidated financial statements for any of these D&B-related litigation and tax matters.

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

12. Guarantees

R.H. Donnelley Inc. is a direct wholly owned subsidiary of the Company and the issuer of the 9 1/8 % Senior Subordinated Notes due 2008, which were redeemed in full on February 6, 2004, the Notes. The Company and the direct and indirect wholly owned subsidiaries of R.H. Donnelley Inc. jointly and severally, fully and unconditionally, guarantee these debt instruments. At June 30, 2004, R.H. Donnelley Inc.’s direct wholly owned subsidiaries were R.H. Donnelley Publishing & Advertising, Inc., R.H. Donnelley APIL, Inc. and Get Digital Smart.com Inc.

As of June 30, 2004, R.H. Donnelley Corporation has issued 200,604 shares of its Preferred Stock. See Note 7, Redeemable Convertible Preferred Stock and Warrants, for a further description of the terms of the Preferred Stock and the related dividend requirements. See Note 11, Litigation, for a description of various legal proceedings in which the Company is involved and related contingencies.

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

R.H. Donnelley Corporation

Consolidating Condensed Balance Sheet
June 30, 2004

			R.H.
	R.H. Donnelley	R.H. Donnelley	Donnelley	Other		Consolidated
	Corp.	Inc.	Publishing &	Guarantor		R.H. Donnelley
	(Parent)	(Issuer)	Advertising	Subsidiaries	Eliminations	Corporation
Assets
Cash and cash equivalents	$—	$8,694	$1,880	$20	$—	$10,594
Accounts receivable, net	—	—	223,520	—	—	223,520
Deferred directory costs	—	—	35,229	—	—	35,229
Other current assets	—	17,054	65,107	—	—	82,161

Total current assets		25,748	325,736	20		351,504
Investment in subsidiaries	212,575	3,818,864	(1,968,816)	124,256	(2,012,719)	174,160
Fixed assets, net	—	24,291	3,736	—	—	28,027
Other assets	—	91,005	—	—	(1)	91,004
Intangible assets, net	—	—	1,840,251	—	—	1,840,251
Goodwill	—	—	97,040	—	—	97,040

Total assets	$212,575	$3,959,908	$297,947	$124,276	$(2,012,720)	$2,581,986

Liabilities, Preferred Stock and Shareholders’ Equity (Deficit)
Accounts payable and accrued liabilities	$—	$126,520	$23,579	$3	$(99,990)	$50,112
Deferred directory revenue	—	—	227,773	—	—	227,773
Current portion LTD	—	28,896	—	—	—	28,896

Total current liabilities	—	155,416	251,352	3	(99,990)	306,781
Long-term debt	—	1,913,771	—	—	—	1,913,771
Deferred income taxes, net	—	47,203	39,813	35,034	(144)	121,906
Other long-term liabilities	—	25,701	973	—	279	26,953
Redeemable convertible preferred stock	206,990	206,990	—	—	(206,990)	206,990
Shareholders’ equity	5,585	1,610,827	5,809	89,239	(1,705,875)	5,585

Total liabilities, preferred stock and shareholders’ equity (deficit)	$212,575	$3,959,908	$297,947	$124,276	$(2,012,720)	$2,581,986

R.H. Donnelley Corporation

Consolidated Condensed Balance Sheet
December 31, 2003

			R.H.
	R.H. Donnelley	R.H. Donnelley	Donnelley			Consolidated
	Corp.	Inc.	Publishing &	Guarantor		R.H. Donnelley
	(Parent)	(Issuer)	Advertising	Subsidiaries	Eliminations	Corporation
Assets
Cash and cash equivalents	$—	$6,900	$801	$21	$—	$7,722
Accounts receivable, net	—	—	210,981	—	—	210,981
Deferred directory costs	—	—	33,034	—	—	33,034
Other current assets	—	12,696	20,158	—	—	32,854

Total current assets	—	19,596	264,974	21	—	284,591
Investment in subsidiaries	141,978	2,362,171	(2,124,955)	4,250,311	(4,453,776)	175,729
Fixed assets, net	—	17,201	3,424	—	(1)	20,624
Other assets	—	95,583	—	—	—	95,583
Intangible assets	—	—	1,865,167	—	—	1,865,167
Goodwill	—	—	97,040	—	—	97,040

Total assets	$141,978	$2,494,551	$105,650	$4,250,332	$(4,453,777)	$2,538,734

Liabilities, Preferred Stock and Shareholders’ Deficit
Accrued liabilities	$—	$119,155	$19,292	$—	$(104,945)	$33,502
Deferred revenue	—	—	216,525	—	—	216,525
Current portion LTD	—	49,586	—	—	—	49,586

Total current liabilities	—	168,741	235,817	—	(104,945)	299,613
Long-term debt	—	2,042,547	—	—	—	2,042,547
Deferred tax	—	(22,739)	(50,480)	106,848	—	33,629
Other long-term liabilities	—	20,940	27	—	—	20,967
Redeemable convertible preferred stock	198,223	—	—	—	—	198,223
Shareholders’ (deficit) equity	(56,245)	285,062	(79,714)	4,143,484	(4,348,832)	(56,245)

Total liabilities, preferred stock and shareholders’ (deficit) equity	$141,978	$2,494,551	$105,650	$4,250,332	$(4,453,777)	$2,538,734

R.H. Donnelley Corporation

Consolidating Condensed Statement of Operations
For the Three Months Ended June 30, 2004

			R.H.
	R.H. Donnelley	R.H. Donnelley	Donnelley	Other		Consolidated
	Corp.	Inc.	Publishing &	Guarantor		R.H. Donnelley
	(Parent)	(Issuer)	Advertising	Subsidiaries	Eliminations	Corporation
Net revenue	$—	$4,656	$139,985	$—	$—	$144,641
Expenses	—	24,179	63,094	35	—	87,308
Partnership income	32,674	106,488	—	28,515	(132,874)	34,803

Operating income	32,674	86,965	76,891	28,480	(132,874)	92,136
Interest expense	—	(37,496)	—	—	—	(37,496)

Pre-tax income	32,674	49,469	76,891	28,480	(132,874)	54,640
Income tax expense (benefit)	—	16,795	(4,873)	10,044	(383)	21,583

Net income	32,674	32,674	81,764	18,436	(132,491)	33,057
Preferred dividend	5,392	—	—	—	—	5,392

Income available to common shareholders	$27,282	$32,674	$81,764	$18,436	$(132,491)	$27,665

R.H. Donnelley Corporation

Consolidating Condensed Statement of Operations
For the Three Months Ended June 30, 2003

			R.H.
	R.H. Donnelley	R.H. Donnelley	Donnelley	Other		Consolidated
	Corp.	Inc.	Publishing &	Guarantor		R.H. Donnelley
	(Parent)	(Issuer)	Advertising	Subsidiaries	Eliminations	Corporation
Net revenue	$—	$6,448	$32,186	$—	$—	$38,634
Expenses	—	18,564	44,572	375	—	63,511
Partnership (loss) income	(18,525)	21,690	—	60,224	(28,048)	35,341

Operating (loss) income	(18,525)	9,574	(12,386)	59,849	(28,048)	10,464
Interest (expense) income	—	(46,818)	(46,474)	50,039	—	(43,253)
Other income	—	723	—	—	—	723

Pre-tax (loss) income	(18,525)	(36,521)	(58,860)	109,888	(28,048)	(32,066)
Income tax expense (benefit)	386	(17,996)	(23,893)	28,348	—	(13,155)

Net (loss) income	(18,911)	(18,525)	(34,967)	81,540	(28,048)	(18,911)
Preferred dividend	5,978	—	—	—	—	5,978

(Loss) income available to common shareholders	$(24,889)	$(18,525)	$(34,967)	$81,540	$(28,048)	$(24,889)

R.H. Donnelley Corporation

Consolidating Condensed Statement of Operations
For the Six Months Ended June 30, 2004

			R.H.
	R.H. Donnelley	R.H. Donnelley	Donnelley	Other		Consolidated
	Corp.	Inc.	Publishing &	Guarantor		R.H. Donnelley
	(Parent)	(Issuer)	Advertising	Subsidiaries	Eliminations	Corporation
Net revenue	$—	$9,866	$278,582	$—	$—	$288,448
Expenses	—	45,767	122,457	51	—	168,275
Partnership income	61,151	172,698	—	49,329	(224,477)	58,701

Operating income	61,151	136,797	156,125	49,278	(224,477)	178,874
Interest expense	—	(77,796)	—	—	—	(77,796)

Pre-tax income	61,151	59,001	156,125	49,278	(224,477)	101,078
Income tax (benefit) expense	—	(2,150)	24,483	17,593	—	39,926

Net income	61,151	61,151	131,642	31,685	(224,477)	61,152
Preferred dividend	10,678	—	—	—	—	10,678

Income available to common shareholders	$50,473	$61,151	$131,642	$31,685	$(224,477)	$50,474

R.H. Donnelley Corporation

Consolidating Condensed Statement of Operations
For the Six Months Ended June 30, 2003

			R.H.
	R.H. Donnelley	R.H. Donnelley	Donnelley	Other		Consolidated
	Corp.	Inc.	Publishing &	Guarantor		R.H. Donnelley
	(Parent)	(Issuer)	Advertising	Subsidiaries	Eliminations	Corporation
Net revenue	$—	$13,003	$38,050	$—	$—	$51,053
Expenses	—	35,380	85,691	411	—	121,482
Partnership (loss) income	(60,447)	17,339	—	111,538	(9,456)	58,974

Operating (loss) income	(60,447)	(5,038)	(47,641)	111,127	(9,456)	(11,455)
Interest (expense) income	—	(95,493)	(94,909)	98,474	—	(91,928)
Other income	—	1,523	—	—	—	1,523

Pre-tax (loss) income	(60,447)	(99,008)	(142,550)	209,601	(9,456)	(101,860)
Income tax (benefit) expense	(349)	(38,561)	(56,165)	53,313	—	(41,762)

Net (loss) income	(60,098)	(60,447)	(86,385)	156,288	(9,456)	(60,098)
Preferred dividend	48,132	—	—	—	—	48,132

(Loss) income available to common shareholders	$(108,230)	$(60,447)	$(86,385)	$156,288	$(9,456)	$(108,230)

R.H. Donnelley Corporation

Consolidating Condensed Statement of Cash Flows
For the Six Months Ended June 30, 2004

	R.H. Donnelley	R.H. Donnelley	R.H. Donnelley	Other		Consolidated
	Corp.	Inc.	Publishing &	Guarantor		R.H. Donnelley
	(Parent)	(Issuer)	Advertising	Subsidiaries	Eliminations	Corporation
Cash flow from operations	$—	$(81,513)	$173,335	$50,404	$5,234	$147,460
Cash flow from investing activities	—	(7,893)	(964)	—	—	(8,857)
Cash flow from financing activities
Debt repayments	—	(150,866)	—	—	—	(150,866)
Intercompany transfers	—	237,798	(182,160)	(50,404)	(5,234)	—
Other	—	4,268	10,867	—	—	15,135

Net cash flow from financing activities	—	91,200	(171,293)	(50,404)	(5,234)	(135,731)

Change in cash	—	1,794	1,078	—	—	2,872
Cash at beginning of year	—	6,900	801	21	—	7,722

Cash at end of period	$—	$8,694	$1,879	$21	$—	$10,594

R.H. Donnelley Corporation

Consolidating Condensed Statement of Cash Flows
For the Six Months Ended June 30, 2003

					Consolidated
	R.H. Donnelley	R.H.	R.H. Donnelley	Other	R.H.
	Corp.	Donnelley Inc.	Publishing &	Guarantor	Donnelley
	(Parent)	(Issuer)	Advertising	Subsidiaries	Corporation
Cash flow from operations	$—	$(100,959)	$22,842	$209,639	$131,522
Cash flow from investing activities	69,300	(407,926)	(32,180)	—	(370,806)
Cash flow from financing activities	(69,300)	501,140	9,338	(209,681)	231,497

Change in cash	—	(7,745)	—	(42)	(7,787)
Cash at beginning of year	—	7,745	—	42	7,787

Cash at end of period	$—	$—	$—	$—	$—

13. Lease Commitment

The lease of the new corporate headquarters building in Cary, North Carolina commenced April 1, 2004 and expires June 30, 2015. The lease terms include eight months of free rent and escalating rent thereafter. Total cash rental payments of $16.0 million will be recognized as rent expense on a straight-line basis over the lease term. In accordance with FASB Technical Bulletin No. 88-1, Issues Relating to Accounting for Leases, landlord lease incentives totaling $2.7 million were recorded during the second quarter of 2004 with a corresponding charge to leasehold improvements, which are being amortized ratably as a monthly reduction to rent expense over the lease term. The leasehold improvements are being amortized over the term of the lease or their useful lives, whichever is less.

14. Subsequent Events

On July 28, 2004, the Company signed a definitive agreement to acquire SBC’s directory publishing business in Illinois and Northwest Indiana, including SBC’s interest in DonTech, for $1.42 billion in cash after settlement of approximately a $30 million liquidation preference owed to the Company with respect to such directory publishing business. The transaction is expected to be completed during the third quarter of 2004, subject to regulatory approval and certain closing conditions. Upon completion of the transaction, RHD will control and publish 389 yellow pages directories serving more than 260,000 local and national advertisers. Additionally, equity accounting related to DonTech will no longer be applicable once the transaction is completed. The Company is amending its Credit Facility in connection with this acquisition to finance the purchase price.

In connection with the closing of the transaction, the Company and/or certain of its affiliates will enter into commercial arrangements with SBC and/or its affiliates under which the Company will be the exclusive directory publisher for SBC in Illinois and Northwest Indiana for an initial term of 50 years. In addition, for the concurrent period (subject to certain exceptions), SBC will generally agree not to (i) produce, publish or distribute print directories in these territories or solicit or sell advertising for inclusion in such print directories or (ii) solicit or sell local internet yellow pages advertising for certain internet yellow pages directories or license its name in these territories to a third party for that purpose.

On July 2, 2004, we entered into an interest rate swap agreement with a total notional value of $50.0 million. This interest rate swap effectively converts $50.0 million of variable rate debt to fixed rate debt. Under the terms of this agreement, we receive variable interest based on three-month LIBOR and pay a fixed rate of 3.20%. This swap agreement matures on July 3, 2006.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Information

Certain statements contained in this Form 10-Q regarding our future operating results, performance, business plans or prospects and any other statements not constituting historical fact are “forward-looking statements” subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. Where possible, words such as “believe”, “expect”, “anticipate”, “should”, “will”, “would”, “planned”, “estimated”, “potential”, “goal”, “outlook”, “could”, and similar expressions, are used to identify such forward-looking statements. All forward-looking statements reflect only our current beliefs and assumptions with respect to our future results, business plans, and prospects, and are based solely on information currently available to us. Accordingly, these statements are subject to significant risks and uncertainties and our actual results, business plans and prospects could differ significantly from those expressed in, or implied by, these statements. We caution readers not to place undue reliance on, and we undertake no obligation to update, other than imposed by law, any forward-looking statements. Unless otherwise indicated, the terms “Company”, “we”, “us” and “our” refer to R.H. Donnelley Corporation and its direct and indirect wholly owned subsidiaries. Such risks and uncertainties are described in detail in our Annual Report on Form 10-K for the year ended December 31, 2003 and our other filings with the SEC.

Corporate Overview

We are a leading yellow pages publisher and directional media company. Directional media is where consumers go to find who sells the goods and services they are ready to purchase. We currently publish approximately 260 directories under the Sprint Yellow Pages ® brand in 18 states, with major markets including Las Vegas, Orlando, and Lee County, Florida, with a total circulation of approximately 18 million serving approximately 160,000 local and 4,000 national advertisers. We also offer online city guides and search web sites in these and other major markets under the Best Red Yellow Pages brand at www.bestredyp.com. In addition, through The DonTech II Partnership (“DonTech”), our perpetual partnership with an affiliate of SBC Communications Inc. (“SBC”), we serve as the exclusive sales agent for 129 SBC-branded directories under the SBC ® Yellow Pages brand in Illinois and northwest Indiana, with a total circulation of approximately 10 million serving approximately 100,000 local advertisers.

On January 3, 2003, we acquired all the outstanding capital stock of the various entities comprising Sprint Publishing and Advertising (“SPA”), Sprint Corporation’s (“Sprint”) directory publishing business, for $2,229.8 million in cash. The acquisition was accounted for as a purchase business combination and the purchase price was allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their respective fair values on the acquisition date. The results of the SPA business are included in our consolidated results from and after January 3, 2003. SPA operates as R.H. Donnelley Publishing & Advertising, Inc., an indirect, wholly owned subsidiary of the Company.

Recent Developments

On July 28, 2004, the Company signed a definitive agreement to acquire SBC’s directory publishing business in Illinois and Northwest Indiana, including SBC’s interest in DonTech, for $1.42 billion in cash after settlement of approximately a $30 million liquidation preference owed to the Company with respect to such directory publishing business. The transaction is expected to be completed during the third quarter of 2004, subject to regulatory approval and certain closing conditions. Upon completion of the transaction, RHD will control and publish 389 yellow pages directories serving more than 260,000 local and national advertisers. Additionally, equity accounting related to DonTech will no longer be applicable once the transaction is completed. The Company is amending its Credit Facility in connection with this acquisition to finance the purchase price. See “Liquidity and Capital Resources”.

In connection with the closing of the transaction, the Company and/or certain of its affiliates will enter into commercial arrangements with SBC and/or its affiliates under which the Company will be the exclusive directory publisher for SBC in Illinois and Northwest Indiana for an initial term of 50 years. In addition, for the concurrent period (subject to initial exceptions), SBC will generally agree not to (i) produce, publish or distribute print directories in these territories or solicit or sell advertising for inclusion in such print directories or (ii) solicit or sell local internet yellow pages advertising for certain internet yellow pages directories or license its name in these territories to a third party for that purpose.

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

DonTech

DonTech is a 50/50 perpetual partnership with a subsidiary of SBC. DonTech acts as the exclusive sales agent for yellow pages directories published by SBC in Illinois and northwest Indiana and earns a commission from SBC at the time a sales contract is signed. We account for our investment in DonTech under the equity method and record our income from DonTech as partnership income. Our reported income from DonTech is comprised of our 50% interest in the net profits of DonTech and revenue participation income received directly from an affiliate of SBC. Revenue participation income is based on a percentage of DonTech advertising sales and comprises approximately 80% to 85% of our total annual income related to DonTech. Total income from DonTech accounted for approximately 28% of our total operating income before depreciation and amortization for the six months ended June 30, 2004. Certain general and administrative expenses incurred to support this business are not allocated to the DonTech segment, but we believe such expenses are not material to our segment reporting.

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

Pension Benefits

Our pension plan obligations and related assets of our defined benefit retirement plans are presented in Note 9 to our consolidated financial statements. Plan assets consist primarily of marketable equity and debt instruments and are valued using market quotations. Plan obligations and annual pension expense are determined by independent actuaries and through the use of a number of assumptions. Key assumptions in measuring the plan obligations include the discount rate, the rate of future salary increases and the long-term expected return on plan assets. In determining the discount rate, we look at yields on high-quality, fixed-income investments with maturities corresponding to the anticipated timing of the benefit payments. Salary increase assumptions are based upon historical experience and anticipated future management actions. Asset returns are based upon the anticipated average rate of earnings expected on invested funds of the plan over the long-run. At December 31, 2003, the weighted-average actuarial assumptions were: discount rate of 6.0%; long-term rate of return on plan assets of 8.25%; and assumed salary increases of 3.66%. Net periodic pension costs recognized in 2003 were $1.1 million. A 1% change in the discount rate would affect net income by approximately $0.5 million; a 1% change in the long-term rate of return on plan assets would affect net income by approximately $0.4 million; and a 1% change in assumed salary increases would affect net income by approximately $0.3 million.

Intangible Assets and Goodwill Valuation and Amortization

Our intangible assets consist of directory service agreements between the Company and Sprint, established customer relationships, and trade names, all resulting from the SPA acquisition. The intangible assets are being amortized over the period the assets are expected to contribute to the cash flow of the Company, which reflect the expected pattern of benefit. Our recorded goodwill resulted from the SPA acquisition and is not subject to amortization.

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

We used certain estimates and assumptions in our impairment evaluation, including, but not limited to, projected future cash flows, revenue growth, customer attrition levels, and estimated write-offs. As of December 31, 2003, management believes that there was no impairment to the intangible assets or goodwill. However, significant deterioration in our business, the assumptions underlying the impairment evaluations, or in the overall economy, could result in impairment charges in future reporting periods. Had the aggregate net book value of the intangible assets at December 31, 2003 been impaired by 1%, net income would have been adversely impacted by approximately $11.0 million.

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

Management believes the current assumptions and other considerations used to estimate these amounts in the Company’s consolidated financial statements are appropriate. Each of these critical accounting estimates pertains only to the Donnelley segment, as further described in Note 10 to the consolidated financial statements included in Item 1 of this quarterly report. We do not believe we make any critical accounting estimates with respect to our DonTech segment, but would do so after we consummate the pending acquisition.

New Accounting Pronouncements.

In March 2004, the Emerging Issues Task Force (“EITF”) reached a final consensus on EITF Issue No. 03-6, Participating Securities and the Two-Class Method under FASB Statement 128 (“EITF 03-6”), which established standards regarding the computation of earnings per share (“EPS”) by companies that have issued securities other than common stock that contractually entitle the holder to participate in dividends and earnings of the company. EITF 03-6 is effective for interim periods ending on or after June 30, 2004 for calendar year companies. We adopted the provisions of EITF 03-6 during the first quarter of 2004.

In May 2004, the Financial Accounting Standards Board issued Financial Staff Position No. FAS 106-2, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003, which provides guidance on accounting for the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 for employers that sponsor postretirement health care plans that provide drug benefits. The Act introduces prescription drug care benefits under Medicare and also allows for certain sponsors of postretirement benefit plans with a drug benefit to receive a non-taxable federal subsidy if certain criteria are met. The FSP will require interim and annual period financial statements beginning after June 15, 2004 to include the effect of the subsidy on the measurement of net periodic postretirement benefit costs. The Company is in the process of evaluating the impact of the Act on the consolidated financial statements and will adopt the FSP in the third quarter of 2004, as required.

RESULTS OF OPERATIONS
Three and six months ended June 30, 2004 and 2003

Factors Affecting Comparability

SPA Acquisition

Because of the SPA acquisition, the related financing and associated accounting, our 2003 GAAP results previously reported are not comparable to our 2004 results prepared in accordance with GAAP. Also, because purchase accounting rules precluded us from recognizing revenue and certain expenses for those directories that published prior to the acquisition, including all January 2003 published directories, revenue and certain expenses reported in 2003 are not representative of revenue and certain expenses that would have been reported in 2003 absent these purchase accounting adjustments. Accordingly, in addition to a discussion of the reported 2004 GAAP results compared to the reported 2003 GAAP results, we are also providing a comparison of 2004 GAAP results to 2003 adjusted results. Among other things, the 2003 adjusted results exclude the effect of purchase accounting on deferred revenue and certain expenses. For a detailed discussion of 2004 GAAP revenue and expenses versus 2003 adjusted revenue and expenses, which we believe are more comparable, as well as a detailed discussion of advertising sales, which drive revenue, see “Adjusted Amounts and Other Non-GAAP Measures” below.

Relocation Charges

Expenses for the three and six months ended June 30, 2004 include primarily severance, and move-related charges of $4.8 and $7.4 million, respectively, relating to the relocation of our corporate offices to Cary, North Carolina. These costs are included in general and administrative expenses.

Net Revenue

The components of our net revenue in the three and six months ended June 30, 2004 and 2003 were as follows:

	Three Months June 30,			Six Months Ended June 30,
(amounts in millions)	2004	2003	$ Change	2004	2003	$ Change
Gross directory advertising revenue	$140.3	$31.7	$108.6	$279.2	$37.0	$242.2
Sales allowances	(1.5)	(0.3)	(1.2)	(3.2)	(0.4)	(2.8)

Net directory advertising revenue	138.8	31.4	107.4	276.0	36.6	239.4
Pre-press publishing fees	4.2	6.0	(1.8)	9.0	12.2	(3.2)
Other revenue	1.6	1.2	.4	3.4	2.3	1.1

Total	$144.6	$38.6	$106.0	$288.4	$51.1	$237.3

Revenue is derived entirely from our Donnelley segment since DonTech is accounted for under the equity method. Our directory advertising revenue is earned primarily from the sale of advertising in yellow pages directories we publish, net of sales allowances. Revenue from directory advertising sales is recognized under the deferral and amortization method, whereby revenue from advertising sales is initially deferred when the directory is published and recognized ratably over the directory’s life, which is typically 12 months. Pre-press publishing fees and other revenue are recognized when earned. Total net revenue in the three and six months ended June 30, 2004 was $144.6 million and $288.4 million, respectively, as compared to $38.6 million and $51.1 million in the same periods in the prior year. The increase in total net revenue in 2004 is primarily a result of purchase accounting adjustments that adversely impacted 2003 results as described above. Due to the adjustments, directory revenue for the three and six months ended June 30, 2003 includes only the amortization of publication sales beginning in February 2003 under the deferral and amortization method.

Revenue from pre-press publishing services was $4.2 million and $9.0 million in the three and six months ended

June 30, 2004 as compared to $6.0 million and $12.2 million in the same period in the prior year. The decrease in pre-press publishing fees for both the three- and six-month periods is primarily due to fees earned from a third party pre-press publishing contract for which we ceased providing services in the first half of 2003. There were no comparable revenues earned in the first half of 2004. Other revenue in 2004 and 2003 included fees for sales-related computer application services rendered to DonTech on behalf of SBC, plus revenue for late fees paid on outstanding customer balances, sales of directories and fees from telephone companies for publishing their information pages. Changes in these items account for the difference in other revenue between 2004 and 2003.

Expenses

The components of our total expenses for the three and six months ended June 30, 2004 and 2003 were as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
(amounts in millions)	2004	2003	$ Change	2004	2003	$ Change
Operating expenses	$56.9	$34.9	$22.0	$110.9	$66.8	$44.1
G&A expenses	15.4	12.2	3.2	28.0	22.2	5.8
D&A expenses	15.0	16.4	(1.4)	29.4	32.5	(3.1)

Total	$87.3	$63.5	$23.8	$168.3	$121.5	$46.8

All reported expenses are derived entirely from our Donnelley segment since DonTech is accounted for under the equity method. Certain costs directly related to the selling and production of directories are initially deferred and recognized ratably over the life of the directory.

Operating Expenses

Total operating expenses in the three and six months ended June 30, 2004 were $56.9 million and $110.9 million, respectively, as compared to $34.9 million and $66.8 million in the same periods in the prior year. The increase in operating expenses in 2004 is primarily a result of the same purchase accounting adjustments in 2003 that impacted revenues described above. Similar to the deferral and amortization method of revenue recognition, certain costs directly related to the selling and production of our directories are initially deferred when incurred and recognized ratably over the life of a directory. Due to the elimination of SPA’s deferred revenue and deferred costs for all prior (including January 2003) directories as required by purchase accounting, our reported operating expenses in 2003 did not include certain expenses associated with those directories totaling approximately $19.4 million and $46.0 million for the three and six months ended June 30, 2003. Due to these adjustments, directory expenses for the three and six months ended June 30, 2003 include only the amortization of deferred directory costs relating to directories published beginning in February 2003. Additionally, for the three and six months ended June 30, 2004, sales costs were $2.6 million and $3.6 million higher, respectively, compared to the same periods in 2003, due to higher commission expense and sales bonuses resulting from favorable publication sales results over those periods. Operating expenses in the three months ended June 30, 2004 include $1.1 million and $0.3 million of advertising costs that pertain to 2003 and the first quarter of 2004 promotional activities, respectively. While these amounts relate to prior accounting periods, the failure to record them in such earlier periods is an oversight from the process of relocating our corporate headquarters from New York to North Carolina and did not arise or result from a material weakness in our disclosure controls and procedures, including our internal controls over financial reporting. Further, marketing expense was $1.1 million higher in the quarter and year-to-date 2004 periods due to additional marketing research expenses. Operating expenses also reflect the final purchase accounting adjustments from the SPA acquisition of $0.8 million and $3.5 million in the three and six months ended June 30, 2004, respectively. Partially offsetting the increase in operating expenses is a reduction of bad debt expense of $2.9 million and $5.8 million for the three and six months ended June 30, 2004, respectively, resulting from continued favorable performance in the collection process. Additionally, publishing and information technology costs were lower by approximately $2.1 million and $5.2 million for the three and six months ended June 30, 2004, respectively, due to the elimination of duplicate facility and associated operational costs resulting from the integration of the SPA acquisition. The majority of these duplicative costs were eliminated subsequent to the first half of 2003.

General and Administrative Expenses

General and administrative (“G&A”) expenses in three and six months ended June 30, 2004 were $15.4 million and $28.0 million, respectively, as compared to $12.2 million and $22.2 million in the same periods in the prior year. The increase in G&A expenses is primarily attributable to incremental costs of $4.8 million and $7.4 million in the three and six months ended June 30, 2004 relating to the relocation of our corporate offices to Cary, North Carolina, and increased employee-related costs, of approximately $1.0 million in the quarter and $1.4 million for the first half of 2004. Included in the increased employee-related costs for the quarter and year-to-date in 2004 is a $0.4 million charge relating to an additional matching contribution made in connection with the Company’s defined contribution plan. This charge resulted from a plan provision, which has subsequently been eliminated, whereby an additional matching contribution was required to be made anytime the Company’s EPS increased by a specified amount between consecutive annual reporting periods. Such a specified increase occurred between 1999 and 2000, thus requiring the additional matching contribution. While this amount relates to a prior accounting period, the failure to record it in such earlier period reflects an oversight and did not arise or result from a material weakness in our disclosure controls and procedures, including our internal controls over financial reporting. In addition, the three and six months ended June 30, 2003 included a $3.1 million charge related to the shutdown of one our publishing facility in Tennessee.

Depreciation and Amortization

Depreciation and amortization (“D&A”) for the three and six months ended June 30, 2004 was $14.9 million and $29.4 million, respectively, as compared to $16.4 million and $32.5 million in the same periods in the prior year. Amortization of intangible assets was $12.4 million and $24.9 million for the three and six months ended June 30, 2004 and 2003. Depreciation of fixed assets and amortization of computer software was $2.5 million and $4.5 million in the three and six months ended June 30, 2004, respectively, and $4.0 million and $7.6 million in the same periods in the prior year. This decrease is due to certain fixed assets and computer software that were fully depreciated in 2003.

Partnership Income

Partnership income relates exclusively to our DonTech segment and includes our 50% share of the net income of DonTech (accounted for under the equity method) and revenue participation income from SBC. As a sales agent for SBC, DonTech earns commission revenue based on the annual value of sales contracts executed during the period (“calendar sales”). We also earn revenue participation income based on the amount of calendar sales during the period. Partnership income was $34.8 million and $58.7 million for the three and six months ended June 30, 2004, respectively, as compared to $35.3 million and $59.0 million in the same periods in the prior year. The decrease in partnership income from DonTech for the three months ended June 30, 2004 is primarily due to lower calendar sales and higher operating costs incurred by DonTech in 2004 as compared to the same periods in the prior year. The decrease in partnership income for the six months ended June 30, 2004 is primarily due to higher operating costs, partially offset by higher calendar sales versus the comparable period last year. DonTech’s higher operating costs include certain marketing related initiatives, increased benefit costs and timing associated with variable sales compensation. See “Adjusted Amounts and Other Non-GAAP Measures — DonTech Advertising Sales-Calendar and Publication Sales” below for a further description of these amounts.

Operating Income / (Loss)

Operating income (loss) by segment for the three and six months ended June 30, 2004 and 2003 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(amounts in millions)	2004	2003	2004	2003
Donnelley	$57.3	$(24.9)	$120.2	$(70.4)
DonTech	34.8	35.3	58.7	59.0

Total	$92.1	$10.4	$178.9	$(11.4)

Reported operating income for the three months ended June 30, 2004 of $92.1 million increased by $81.7 million from the operating income of $10.4 million in the same period in the prior year. Reported operating income for the six months ended June 30, 2004 of $178.9 million increased by $190.3 million from the operating loss of $11.4 million in the same period in the prior year. The increase in operating income was primarily a result of purchase accounting rules that precluded us from recognizing revenue and certain expenses in 2003 for those directories that published prior to the acquisition, including all January 2003 published directories.

Interest Expense, Net

Net interest expense was $37.5 million and $77.8 million for the three and six months ended June 30, 2004, respectively, as compared to $43.3 million and $91.9 million in the same periods in the prior year. Interest expense in 2004 includes $0.3 million related to the additional matching contribution described in General and Adminstrative Expenses above. The decrease in net interest expense is a result of lower outstanding debt balances and lower interest rates in 2004 as compared to the prior year, offset by a $1.2 million charge to interest expense resulting from the redemption of the remaining 9 1/8% Senior Subordinated Notes in the first quarter of 2004. The $1.2 million charge consisted of the premium over par value paid at redemption of $1.0 million, plus the non-cash write-off of $0.2 million of unamortized deferred financing costs. Interest expense for the three months ended June 30, 2004 and 2003 includes $3.7 million and $2.3 million of non-cash amortization of deferred financing costs, respectively. Interest expense for the six months ended June 30, 2004 and 2003 includes $7.1 million and $6.3 million of non-cash amortization of deferred financing costs, respectively.

Other Income

Other income of $0.7 million and $1.5 million for the three and six months ended June 30, 2003 represents a gain on hedging activities. In December 2002, a charge of $1.5 million was recorded to reclassify to earnings the cumulative change in the fair value of the swap that was previously recognized in accumulated other comprehensive loss on the balance sheet due to the loss of hedge accounting treatment. In 2003, we recognized a corresponding gain of $1.5 million as the swap matured. In the first and second quarters of 2003, we recognized $0.8 million and $0.7 million of this gain, respectively. The swap matured in June 2003.

Net Income (Loss) and Earnings (Loss) Per Share

Net income for the three and six months ended June 30, 2004 was $33.1 million and $61.2 million, respectively, as compared to the net loss of $18.9 million and $60.1 million for the same periods in the prior year. The results for 2003 were adversely affected by purchase accounting adjustments that prevented us from recognizing deferred revenue and certain expenses associated with those directories published prior to the acquisition, including all January 2003 published directories.

The dividend on our 8% redeemable convertible cumulative preferred stock (“Preferred Stock”) reduces net income or increases the net loss, resulting in income (loss) available to common shareholders from which earnings per share amounts are calculated. The amount of the Preferred Stock dividend includes the stated 8% dividend, plus a deemed dividend for a beneficial conversion feature (“BCF”). The BCF is a function of the conversion price of the Preferred Stock, the fair value of the related warrants issued with the Preferred Stock and the fair market value of the underlying common stock on the date of issuance of the preferred stock. In connection with the issuance of our Preferred Stock and each subsequent quarterly dividend date, a BCF was recorded because the fair value of the underlying common stock at the time of issuance of the preferred stock was greater than the conversion price of the Preferred Stock. The full amount of the BCF is treated as a deemed dividend because the Preferred Stock was convertible into common stock immediately after issuance in January 2003. The Preferred Stock dividend in the second quarter of 2004 and 2003 of $5.4 million and $6.0 million, respectively, consisted of the stated 8% dividend of $4.4 million and $4.1 million, respectively, and a BCF of $1.0 million and $1.9 million, respectively. The Preferred Stock dividend for the six months ended June 30, 2004 and 2003 of $10.7 million and $ 48.1 million, respectively, consisted of the stated 8% dividend of $8.8 million and $8.0 million, respectively, and a BCF of $1.9 million and $40.1 million, respectively. The BCF recorded in the first half of 2003 was more significant than BCF amounts recorded in subsequent periods, reflecting the issuance of the Preferred Stock and related warrants in

January 2003. The resulting income (loss) available to common shareholders was $27.7 million and $50.5 million in the three and six months ended June 30, 2004, respectively, as compared to ($24.9) million and ($108.2) million for the same periods in the prior year.

All EPS amounts have been calculated using the two-class method. See Note 2, Summary of Significant Accounting Policies, in Part 1 — Item 1 of this quarterly report for further details and computations of the basic and diluted EPS amounts. For the three months ended June 30, 2004, basic EPS were $0.68 and diluted EPS were $0.65. For the six months ended June 30, 2004, basic EPS were $1.25 and diluted EPS were $1.20 per share. For the three months ended June 30, 2003, basic and diluted EPS were a loss of $0.81, and basic and diluted EPS for the six months ended June 30, 2003 were a loss of $3.56. Because there was a reported net loss in each of the periods in 2003, the calculation of diluted EPS was anti-dilutive compared to basic EPS. Diluted EPS cannot be greater than basic EPS (or less of a loss). Therefore, reported diluted EPS and basic EPS for the three and six months ended June 30, 2003 were the same.

Adjusted Amounts and Other Non-GAAP Measures

As a result of the SPA acquisition, our 2003 GAAP results previously reported are not comparable to our 2004 results prepared in accordance with GAAP. Under our deferral and amortization revenue recognition method, certain directories published in 2002, plus all directories published in January 2003, would have been recognized as revenue in 2003. However, purchase accounting adjustments precluded us from recognizing directory revenue and certain expenses associated with directories that published prior to the acquisition, plus all January 2003 published directories. Accordingly, our reported 2003 GAAP results are not indicative of our underlying operations and financial performance during 2003. Accordingly, management has presented adjusted results for the three and six months ended June 30, 2003 that, among other things, eliminate the purchase accounting impact on revenue and certain expenses to provide data better comparable to our results for the three and six months ended June 30, 2004. Management believes that the presentation of this adjusted information will help readers better and more easily compare current period underlying operational results to what our performance would likely have been in the comparable 2003 periods, absent purchase accounting considerations. All of the following adjusted amounts are non-GAAP measures, which have been reconciled to the most comparable GAAP measures below.

	Three months
	ended June 30,
	2004	Three months ended June 30, 2003
	Reported	Reported
(amounts in millions)	GAAP	GAAP	Adjustments		Adjusted
Net revenue	$144.6	$38.6	$105.0	(1)	$143.6
Expenses, other than depreciation and amortization	72.4	47.0	19.4	(2)	66.4
Depreciation and amortization.	14.9	16.4	—		16.4
Partnership income	34.8	35.3	—		35.3

Operating income	$92.1	$10.5	$85.6		$96.1

	Six months
	ended June 30,
	2004	Six months ended June 30, 2003
	Reported	Reported
(amounts in millions)	GAAP	GAAP	Adjustments		Adjusted
Net revenue	$288.4	$51.0	$236.1	(1)	$287.1
Expenses, other than depreciation and amortization	138.9	89.0	46.0	(2)	135.0
Depreciation and amortization.	29.3	32.5	—		32.5
Partnership income	58.7	59.0	—		59.0

Operating income (loss)	$178.9	$(11.5)	$190.1		$178.6

(1)	Represents revenue for directories that published prior to the acquisition, plus all January 2003 published directories, which would have been recognized during the period had it not been for purchase accounting adjustments required under GAAP.

(2)	Represents expenses for directories that published prior to the acquisition, plus all January 2003 published directories, which would have been recognized during the period had it not been for purchase accounting adjustments required under GAAP, and the effect of differences in the application of accounting policies between legacy SPA and the Company.

2004 GAAP Revenue and Expenses Compared to 2003 Adjusted Revenue and Expenses

The components of 2004 GAAP revenue and 2003 adjusted revenue for the three and six months ended June 30 are as follows:

	Three Months Ended June 30,
	2004	2003
	Reported	Reported			2003		%
(amounts in millions)	GAAP	GAAP	Adjustments		Adjusted	$ Change	Change
Gross directory advertising revenue	$140.3	$31.7	$105.7	(1)	$137.4	2.9	2.0%
Sales claims and allowances	(1.5)	(0.3)	(1.2	)(1)	(1.5)	0.0	0.0

Net directory advertising revenue	138.8	31.4	104.5		135.9	2.9	2.0
Pre-press publishing fees	4.2	6.0			6.0	(1.8)	(1.3)
Other revenue	1.6	1.2	0.5	(2)	1.7	(0.1)	(5.9)

Net revenue	$144.6	$38.6	$105.0		$143.6	$1.0	0.7%

	Six Months Ended June 30,
	2004	2003
	Reported	Reported			2003		%
(amounts in millions)	GAAP	GAAP	Adjustments		Adjusted	$ Change	Change
Gross directory advertising revenue	$279.2	$37.0	$237.8	(1)	$274.8	$4.4	1.6%
Sales claims and allowances	(3.2)	(0.4)	(2.7	)(1)	(3.1)	(0.1)	3.2

Net directory advertising revenue	276.0	36.6	235.1		271.7	4.3	1.6
Pre-press publishing fees	9.0	12.2			12.2	(3.2)	26.2
Other revenue	3.4	2.3	1.0	(2)	3.3	(0.1)	(0.3)

Net revenue	$288.4	$51.1	$236.1		$287.2	$1.2	0.4%

(1)	Represents revenue and sales claims and allowances for directories that published prior to the acquisition, plus all January 2003 published directories, which would have been recognized during the period had it not been for purchase accounting adjustments required under GAAP.

(2)	Represents other revenue, primarily revenue from graphics production, related to directories that published prior to the acquisition, plus all January 2003 published directories, which would have been recognized during the period had it not been for purchase accounting adjustments required under GAAP.

Total net revenue in the three months ended June 30, 2004 was $144.6 million, an increase of $1.0 million or 0.7 % from adjusted net revenue of $143.6 million in the comparable period in the prior year. Total net revenue for the six months ended June 30, 2004 was $288.4 million, an increase of $1.2 million or 0.4% from adjusted net revenue of $287.2 million in the comparable period in the prior year. Under the deferral and amortization method of revenue recognition, revenue from directory advertising sales is initially deferred when a directory is published and recognized ratably over the life of the directory, which is typically 12 months.

The increase in adjusted gross directory advertising revenue is a result of higher advertiser renewal rates and new business in our major Sprint markets for which directories published in the first half of 2004 and the second half of 2003, which was partially offset by weaker performance in national sales and certain smaller Sprint markets for which directories published in those same periods. Further, the adjusted revenue in 2003 was lower than in 2004 due to the overall weaker performance in the first half of 2003 and second half of 2002. In addition, due to the deferral and amortization method, sales growth in published directories is amortized to revenue over the life of the directory, which delays recognition of publication sales growth as recorded revenue growth. The decrease in pre-press publishing fees for the three and six months ended June 30, 2004 of $1.8 million and $3.2 million, respectively, is primarily a result of the expiration of a third party pre-press publishing contract for which we ceased providing services in the first half of 2003.

Operating and G&A expenses in the three months ended June 30, 2004 of $72.4 million increased by $6.0 million or 9.0% from adjusted operating and G&A expenses of $66.4 million in the comparable period in the prior year. Similar to the deferral and amortization method of revenue recognition, certain costs directly related to the selling and production of our directories are initially deferred when incurred and recognized ratably over the life of a directory. For the three months ended June 30, 2004, we incurred $4.8 million relating to the relocation of our corporate offices to Cary, North Carolina. Sales costs were $2.6 million higher in the quarter, compared to adjusted second quarter 2003, due to higher commission expense and sales bonuses resulting from favorable first and second quarter publication sales results. Operating expenses in the three months ended June 30, 2004 include $1.1 million and $0.3 million of advertising costs that pertain to 2003 and the first quarter of 2004 promotional activities, respectively. While these amounts relate to prior accounting periods, the failure to record them in such earlier periods is an oversight from the process of relocating our corporate headquarters from New York to North Carolina and did not arise or result from a material weakness in our disclosure controls and procedures, including our internal controls over financial reporting. Marketing expense was $1.1 million higher in the quarter due to increased marketing research expense. Included in general and administrative expenses for the quarter is a $0.4 million charge relating to an additional matching contribution made in connection with the Company’s defined contribution plan. This charge resulted from a plan provision, which has subsequently been eliminated, whereby an additional matching contribution was required to be made anytime the Company’s EPS increased by a specified amount between consecutive annual reporting periods. Such a specified increase occurred between 1999 and 2000, thus requiring the additional matching contribution. Lastly, the remaining purchase accounting adjustments of $0.8 million related to the SPA acquisition were recorded as operating expenses in the three months ended June 30, 2004. Offsetting these increases was lower bad debt expense of $2.9 million resulting from continued favorable performance in the collection process. Additionally, Publishing and IT synergy savings in the quarter was approximately $2.1 million, resulting from the elimination of duplicative processes and facilities from the SPA acquisition, compared to adjusted second quarter 2003.

For the six months ended June 30, 2004, operating and G&A expenses increased by $4.0 million or 3.0%, to $138.9 million from adjusted Operating and G&A expenses of $134.9 million in the comparable period in 2003. Expenses related to the relocation of our corporate headquarters were $7.4 million for the six months ended June 30, 2004. Sales costs were $3.6 million higher for the period, due to higher commission expense and sales bonuses resulting from favorable first quarter and second quarter publication sales results. Operating expenses in the six months ended June 30, 2004 include $1.1 million of advertising costs that pertain to 2003 promotional activities and a $0.4 million charge relating to an additional matching contribution made in connection with the Company’s defined contribution plan, as described above. Lastly, the remaining purchase accounting adjustments of $3.5 million related to the SPA acquisition were recorded as operating expenses in the six months ended June 30, 2004. Offsetting this was lower bad debt expense of $5.8 million due to continued favorable performance in the collection process. Additionally, Publishing and IT synergy savings was approximately $5.4 million compared to the same period in 2003 due to the elimination in subsequent periods of 2003 of duplicative facilities and processes resulting from the SPA acquisition.

Operating income in the three months ended June 30, 2004 was $92.1 million, a decrease of $4.0 million or 4.2% from adjusted operating income in the three months ended June 30, 2003 of $96.1 million, reflecting the above variances. Operating income in the six months ended June 30, 2004 was $178.9 million, an increase of $0.3 million or 0.2% from adjusted operating income in the six months ended June 30, 2003 of $178.6 million. Additionally, our 2004 operating results during the three and six months ended June 30, 2004 were impacted by purchase accounting adjustments described above that precluded us from recognizing $0.8 million and $3.5 million in additional operating income, respectively.

Donnelley Advertising Sales – Publication Sales

Management reviews and evaluates the value of advertising sales in directories that published during the period (“publication sales”) as its primary sales performance measure for the Donnelley segment. Directory advertising revenue is driven by publication sales. Management believes that a comparison of publication sales for the same directories from one period to another gives a better indication of underlying sales trends, economic conditions and business confidence than a comparison of directory revenue recognized using the deferral and amortization method. Because we recognize directory revenue ratably over the life of a directory, the amount of revenue recognized during a period is not directly related to the sales trends, economic conditions and business confidence during that period. Publication sales are comparable to a “same-store” sales measure and are utilized and disclosed by many directory publishers, thus facilitating comparison of sales performance among publishers. If events occur during the current period that affect the comparability of publication sales to the prior year period, such as changes in directory publication dates, then prior year publication sales amounts are adjusted to conform to the current period presentation.

Publication sales in the three months ended June 30, 2004 for the Donnelley segment were $137.8 million, up $2.9 million or 2.1% from publication sales for the Donnelley segment of $134.9 million in the three months ended June 30, 2003. Publication sales in the six months ended June 30, 2004 for the Donnelley segment were $289.1 million, up $6.7 million or 2.4% from publication sales for the Donnelley segment of $282.4 million in the six months ended June 30, 2003. The increase in publication sales resulted from higher advertiser renewal rates and new business in our major Sprint markets for which directories published in the first and second quarters of 2004. These results were partially offset by weaker performance in national sales and certain smaller Sprint markets. Publication sales are a non-GAAP measure for which the most comparable GAAP measure related to the Donnelley segment is net revenue. A reconciliation of publication sales to net revenue reported in accordance with GAAP is presented below:

	Three months		Six months
	ended June 30,		ended June 30,
(amounts in millions)	2004	2003	2004	2003
Publication sales-Donnelley segment	$137.8	$134.9	$289.1	$282.4
Less: adjustment for changes in directory publication date(s)	—	(2.0)	—	(4.4)

Publication sales disclosed in second quarter 2003 earnings release	137.8	132.9	289.1	278.0
Less publication sales for January 2003 directories not recognized as revenue due to purchase accounting	—	—	—	(102.4)
Less current period publication sales deferred and not recognized as revenue in current period	(115.9)	(111.9)	(176.4)	(149.4)
Plus net revenue recognized from prior period publishing sales	116.9	10.4	163.3	10.4

Net directory advertising revenue on above publication sales	138.8	31.4	276.0	36.6

Pre-press publishing revenue	4.2	6.0	9.0	12.2
Other revenue	1.6	1.2	3.4	2.3

Net revenue — GAAP	144.6	38.6	288.4	51.1

Plus: Net revenue that would have been reported for publication sales made prior to acquisition plus all January 2003 published directories absent purchase accounting	—	105.0	—	236.1

Net Revenue-Adjusted	$144.6	$143.6	$288.4	$287.2

DonTech Advertising Sales – Calendar and Publication Sales

Calendar Sales

As a sales agent for SBC-branded direcories, DonTech recognizes commission revenue based on the annual value of a sales contract in the period the contracts are executed (calendar sales). Management reviews calendar sales for DonTech because this is a primary driver of our partnership income from DonTech. DonTech manages the sale of advertising to customers on a directory-by-directory basis or project basis (a project consists of two or more directories in a geographic area) and organizes the sales into directories as a sales campaign. Accordingly, changes in the beginning and ending dates of a sales campaign and the actual sales recorded at any point during the campaign can vary from one period to the next. These variations, or timing factors, can cause calendar sales, and thus partnership income, to be materially different from the prior comparative period. DonTech calendar sales in the three months ended June 30, 2004 were $119.5 million, 0.5% lower than in the three months ended June 30, 2003 of $120.1 million. Calendar sales in the six months ended June 30, 2004 were $205.9 million, 0.2% higher than in the six months ended June 30, 2003 of $205.4 million. These fluctuations are primarily attributable to the softness in the Chicago-area economy affecting the timing of the value of accounts sold in the first half of 2004 as compared to the first half of 2003.

Income from DonTech consisted of the following:

	Three months ended June 30,		Six months ended June 30,
(amounts in millions)	2004	2003	2004	2003
50% share of DonTech net profits	$6.3	$6.8	$9.4	$10.0
Revenue participation income	28.5	28.5	49.3	49.0

Total partnership income	$34.8	$35.3	$58.7	$59.0

Partnership income from DonTech in the three months ended June 30, 2004 of $34.8 million decreased $0.5 million or 1.4% from $35.3 million in the corresponding period in the prior year, and partnership income in the six months ended June 30, 2004 of $58.7 million decreased $0.3 million or 0.5% from $59.0 million in the corresponding period in the prior year. The decrease in partnership income for both periods is primarily a result of higher operating costs, including certain marketing related initiatives, increased benefit costs and timing associated with variable sales compensation, incurred by DonTech in 2004. Accordingly, our 50% share of DonTech’s profits decreased by $0.5 million and $0.6 million, respectively, for the quarter and year-to-date periods. Revenue participation income received from SBC was relatively flat between the 2004 and 2003 year-to-date periods reflecting the slight change in DonTech’s calendar sales from which our revenue participation income is derived.

Publication Sales

Management also utilizes publication sales to evaluate the sales performance of DonTech because management believes that this measure provides a better indication of comparable sales year-over-year in the DonTech markets than a comparison of partnership income from DonTech. This is due to the timing factors that can impact calendar sales (and thus partnership income) as described above. Publication sales at DonTech represent the annual billing value of the SBC-branded directories published during the period for which DonTech sells advertising. Publication sales in the three months ended June 30, 2004 were $89.4 million, down $1.4 million or 1.5% from $90.8 million in the three months ended June 30, 2003. Publication sales in the six months ended June 30, 2004 were $173.5 million, down $5.9 million or 3.3% from $179.4 million in the six months ended June 30, 2003. This decrease is a result of continued weak economic factors in Illinois (particularly unemployment) and competition in the local media market. Calendar sales and publication sales are non-GAAP measures for which the most comparable GAAP measure related to DonTech is partnership income. A reconciliation of publication sales and calendar sales to partnership income is provided below.

	Three months ended		Six months ended
	June 30,		June 30,
(amounts in millions)	2004	2003	2004	2003
DonTech publication sales	$89.4	$90.8	$173.5	$179.4
Less the value of contracts executed and reported as calendar sales in prior periods	(83.1)	(86.8)	(164.9)	(173.1)
Plus the value of contracts executed during the period to be reported as publication sales in future periods	113.2	116.1	197.3	199.1

DonTech calendar sales in the period	$119.5	$120.1	$205.9	$205.4

Commission revenue from above calendar sales	$30.2	$30.3	$52.0	$51.9
Partnership net expenses	(17.7)	(16.8)	(33.3)	(32.0)

Partnership profit	$12.5	$13.5	$18.7	$19.9

Donnelley’s 50% share of partnership profits	$6.3	$6.8	$9.4	$10.0
Revenue participation income on above calendar sales	28.5	28.5	49.3	49.0

Partnership income-GAAP	$34.8	$35.3	$58.7	$59.0

LIQUIDITY AND CAPITAL RESOURCES

Our Senior Secured Credit Facility, as amended (“Credit Facility”), consists of a $241 million Term Loan A-2, a $925 million Term Loan B-2 and a $125 million Revolving Credit Facility (the “Revolver”). Term Loans A-2 and B-2 require quarterly principal payments. As of June 30, 2004, the outstanding balances of Term Loans A-2 and B-2 were $99.5 million and $918.2 million, respectively. The Revolver and Term Loan A-2 mature in December 2008, and Term Loan B-2 matures in June 2010. Substantially all of our assets, including the capital stock of our subsidiaries, are pledged to collateralize our obligations under the Credit Facility. As of June 30, 2004 and December 31, 2003, there were no outstanding borrowings under the Revolver. We plan to amend our Credit Facility to increase Term Loans A-2 and B-2 to finance the acquisition (“Acquisition”) of SBC’s directory publishing business in Illinois and Northwest Indiana, including SBC’s interest in DonTech. See “Recent Developments”. See also our Current Report on Form 8-K furnished to the SEC on August 3, 2004 for further details regarding the proposed amendment of our Credit Facility.

Our Credit Facility bears interest, at our option at either:

•	The higher of (i) a base rate as determined by Deutsche Bank Securities Inc., Salomon Smith Barney Inc. or Bear, Stearns & Co. Inc., plus a 2.25% margin on the Revolver and a 1.25% margin on Term Loans A-2 and B-2; and (ii) the Federal Funds Effective Rate (as defined) plus 1/2 of 1%, plus a 2.25% margin on the Revolver and a 1.25% margin on Term Loans A-2 and B-2; or

•	LIBOR rate plus a 3.25% margin on the Revolver and a 2.25% margin on Term Loans A-2 and B-2. We may elect interest periods of 1, 2, 3, 6, 9 or 12 months for LIBOR borrowings.

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

Aggregate outstanding debt as of June 30, 2004 was $1,942.7 million. During the six months ended June 30, 2004, we made scheduled principal payments of $18.3 million and prepaid an additional $110.0 million in principal under our Credit Facility. During the first quarter of 2004, we also redeemed the remaining aggregate principal amount of the 9 1/8% Senior Subordinated Notes totaling $21.2 million at a redemption price of 104.563% of the principal amount thereof, plus accrued and unpaid interest. Interest expense was charged in the six months ended June 30, 2004 by $1.2 million consisting of a premium over par value paid at redemption of $1.0 million, plus the write-off of $0.2 million of unamortized deferred directory costs.

At June 30, 2004, we had $10.6 million of cash and cash equivalents before checks not yet presented for payment of $16.2 million, and available borrowings under the Revolver of $125 million and $400 million under Term Loan C as described above. During the three months ended June 30, 2004, $1.4 million in borrowings have been made under the Revolver and repaid before quarter end. No borrowings have been made under Term Loan C. Both before and after the Acquisition, our primary source of liquidity will continue to be cash flows from operations as well as available borrowing capacity under the Revolver. Aside from the Acquisition, we expect our primary liquidity requirement will be to fund operations and for principal and interest payments on our debt. Both before and after the Acquisition, our ability to meet our debt service requirements will depend on our ability to generate cash flow in the future. Our primary sources of cash flow will consist mainly of cash receipts from the sale of advertising in our yellow pages directories, and prior to the Acquisition, revenue participation payments and other cash distributions related to DonTech. Upon completion of the Acquisition our principal source of cash flow will consist of cash receipts from the sale of advertising in our yellow page directories, including those in Illinois and Northwests Indiana. These sources are directly dependent on the value of yellow pages advertising sold and can be impacted by, among other factors, general economic conditions, competition from other yellow pages directory publishers and other alternative products, consumer confidence and the level of demand for yellow pages advertising. Assuming the Credit Facility is amended as proposed, and the acquisition is consummated, we believe that cash flows from operations, along with borrowing capacity under the Revolver, will be adequate to fund our operations and capital expenditures and to meet our debt service requirements for at least the next 12 to 24 months. In addition, the

Company will receive $58.9 million in the third quarter of 2004 resulting from the Company’s election to carryback a federal net operating loss in connection with the SPA acquisition. However, we make no assurances that our business will generate sufficient cash flow from operations or that sufficient borrowing will be available under the Revolver or Term Loan C to enable us to fund our operations, capital expenditures and meet all debt service requirements, or for other purposes.

Cash flow provided by operating activities was $147.5 million for the six months ended June 30, 2004. Key contributors to operating cash flow include the following:

•	$144.8 million consisting of $61.2 million in net income plus $83.6 million of net non-cash charges primarily consisting of $29.3 million of depreciation and amortization, $6.5 million in the bad debts provision, $7.9 million in other non-cash charges and $39.9 in deferred taxes.

•	$2.7 million increase in accounts payable and accrued liabilities, reflects a source of cash based on the timing of invoices received as compared to invoices paid during the six months ended June 30, 2004, resulting in a higher accounts payable and accrued liability at quarter end.

•	$19.0 million increase in accounts receivable and an $11.2 million increase in deferred directory revenue. We analyze the change in deferred revenue and accounts receivable together because when a directory is published, the annual billing value of that directory is initially deferred and unbilled accounts receivable are established. Each month thereafter, typically 1/12 of the billing value is recognized as revenue and customers are billed on a periodic basis.

•	$1.6 million in cash received from partnership in excess of recorded partnership income representing a source of cash. Partnership income during the six months ended June 30, 2004 consists of our 50% interest in DonTech’s net income and the revenue participation income from SBC. We receive cash from DonTech and SBC subsequent to the time we record the associated partnership income; therefore, in periods of declining DonTech partnership income, cash received related to prior periods will exceed the income recognized from the current period.

•	$1.9 million decrease in other assets reflects an $2.2 million increase in deferred directory costs, offset by a decrease in prepaid insurance of $2.3 million and a decrease of $1.8 million in other current and non-current assets. Deferred directory costs represent cash payments for certain costs associated with the publication of directories. Since deferred directory costs are initially deferred when incurred, the cash payments are made prior to the expense being recognized.

Cash used in investing activities for the six months ended June 30, 2004 was $8.9 million used to purchase fixed assets, primarily computer equipment, software and leasehold improvements.

Cash used in financing activities through June 30, 2004 was $135.7 million and includes the following:

•	$129.7 million in principal payments on debt borrowed under the Credit Facility. Of this amount, $18.3 million represents scheduled quarterly payments, $110.0 million represents principal payments made on an accelerated basis, at our option, from excess cash flow generated from operations and $1.4 million represents principal payments on the Revolver.

•	$21.2 million in principal payments on the remaining 9 1/8% Senior Subordinated Notes.

•	$1.4 million in borrowings under the Revolver.

•	$9.5 million in the increased value of checks not yet presented for payment.

•	$4.3 million in proceeds from the exercise of employee stock options.

Cash flow provided by operating activities was $131.5 million through June 30, 2003. Key contributors to operating cash flow included the following:

•	$(62.2) million consisting of $(60.1) million in net loss plus $(2.1) million of net non-cash charges primarily consisting of $32.5 million of depreciation and amortization, $0.3 million in the bad debts provision, $6.9 million in other non-cash charges and $(41.8) million in deferred taxes.

•	$209.0 million increase in deferred revenue primarily resulting from directories published subsequent to the SPA acquisition. Deferred revenue represents the value of published directories that will be recognized as revenue over the remaining life of the directories. As a result of purchase accounting considerations, we did not record deferred revenue associated with SPA directories published prior to the transaction, including all January 2003 directories. Prior to the SPA acquisition, we did not have deferred directory revenue. Consequently, deferred revenue increased by the value of directories published during the period (excluding January 2003 directories) and was reduced by the amount amortized and recognized as directory revenue.

•	$15.5 million decrease in accounts receivable due to higher cash collections on accounts receivable. As a result of the SPA acquisition, we acquired the rights associated with the collection of over $250 million of accounts receivable under advertising contracts executed prior to the SPA acquisition. Prior to the acquisition, accounts receivable collections were for our commission on advertising sales contracts executed.

•	$6.1 million in cash received from partnership in excess of recorded partnership income representing a source of cash. Partnership income during the six months ended June 30, 2003 consisted of our 50% interest in DonTech’s net income and the revenue participation income from SBC. We receive cash from DonTech and SBC subsequent to the time we record the associated partnership income; therefore, in periods of declining DonTech partnership income, cash received related to prior periods typicallyexceeds the income recognized from the current period.

•	$24.4 million increase in other assets resulted in a use of cash primarily due to payments made to sales persons and vendors for directories that were scheduled to publish at a later date. These payments were deferred until the directory was published.

Cash used in investing activities through June 30, 2003 was $370.8 million and included the following:

•	$2,259.6 million in cash payments to acquire SPA and pay transaction costs.

•	$1,825.0 million in funds raised prior to year-end 2002 under the Credit Facility were released from escrow in the first quarter of 2003 in connection with the acquisition of SPA.

•	$69.3 million in net proceeds raised prior to year-end 2002 from the issuance of $70 million of Preferred Stock and released from escrow in the first quarter of 2003 in connection with the SPA acquisition.

•	$5.5 million used to purchase fixed assets, primarily computer equipment and computer software.

Cash provided by financing activities through June 30, 2003 was $231.5 million and included the following:

•	$461.3 million in net borrowings under the Credit Facility.

•	$125.7 million in net proceeds from the issuance of $130 million of Preferred Stock.

•	$243.0 million in principal payments on pre-acquisition debt, which consisted of $114.2 million of variable rate bank debt and $128.8 million of fixed rate bond debt, with borrowings from the Credit Facility and proceeds from the Preferred Stock.

•	$128.7 million of $152.8 principal payments on acquisition-related debt in the first quarter of 2003 with the cash flows generated by operations, less $24.1 in borrowings under the revolver.

•	$16.2 million in proceeds from the exercise of employee stock options.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk and Risk Management

     The Credit Facility bears interest at variable rates, and accordingly, our earnings and cash flow are affected by changes in interest rates. The Credit Facility requires that we maintain hedge agreements to provide either a fixed interest rate or interest rate protection on at least 50% of our total outstanding debt. The Company has entered into the following interest rate swaps that effectively convert variable rate debt to fixed rate debt through June 30, 2004. Under the terms of the agreements, the Company receives variable interest based on three-month LIBOR and pays a fixed rate of interest.

Effective Date	Notional Amount		Pay rate	Maturity Date
amounts in millions
March 28, 2003	$255	(1)	2.85%	March 28, 2007
October 9, 2003	$150		1.96%	October 9, 2005
June 21, 2004	$50		3.23%	June 21, 2006
June 23, 2004	$50		3.17%	June 23, 2006
June 28, 2004	$50		3.11%	June 28, 2006

(1)	consists of three swaps

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

Market Risk Sensitive Instruments

The interest rate swap agreements have been designated as cash flow hedges. In accordance with the provisions of SFAS 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS 137 and SFAS 138, the swaps are recorded at fair value. On a quarterly basis, the fair value of the swaps are determined based on quoted market prices and, assuming effectiveness, the difference between the fair value and the book value of the swaps are recognized in other comprehensive income, a component of shareholders’ equity. Any ineffectiveness of the swaps is required to be recognized in earnings. The swaps and the hedged item (three-month LIBOR-based interest payments on $555 million of bank debt) have been designed so that the critical terms (interest reset dates, duration and index) coincide. Assuming the critical terms continue to coincide, the cash flows from the swaps will exactly offset the cash flows of the hedged item and no ineffectiveness will exist.

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

Information Resources, Inc.

The following is a description of an antitrust lawsuit filed in 1996 by Information Resources, Inc. (“IRI”). As more fully described below, VNU N.V., a publicly traded Dutch company (“VNU”), and its U.S. subsidiaries VNU, Inc., ACNielsen, AC Nielsen (US), Inc. (“ACN (US)”), and NMR (collectively, the “VNU Parties”), have assumed exclusive joint and several liability for any judgment or settlement of this antitrust lawsuit. As a result of the indemnity obligation, we do not have any exposure to a judgment or settlement of this lawsuit unless the VNU Parties default on their obligations. In the event of such default, we have contingent liability for this matter as a result of our succeeding to D&B’s liabilities and obligations as part of the 1998 Distribution. In such event, however, under the contractual commitments described below, any such amounts that we might need to pay would be shared equally (50% each) by D&B and Moody’s. Only if D&B and Moody’s were unable to bear all or a part of this liability, would we be liable, and then only to the extent that either of them could not satisfy their joint and several indemnity obligations to us.

In July 1996, IRI filed a complaint, and subsequently amended in 1997, in the United States District Court for the Southern District of New York, naming as defendants D&B (now, the Company, as successor of D&B), A.C. Nielsen Company (a subsidiary of ACNielsen) and IMS (then known as Cognizant), at the time of the filing, all wholly owned subsidiaries of D&B.

The complaint alleges various violations of U.S. antitrust laws under Sections 1 and 2 of the Sherman Antitrust Act. The complaint also alleges a claim of tortious interference with a contract and a claim of tortious interference with a prospective business relationship. These claims relate to the acquisition by defendants of Survey Research Group Limited (“SRG”). IRI alleges SRG violated an alleged agreement with IRI when it agreed to be acquired by the defendants and that the defendants induced SRG to breach that agreement.

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

On June 21, 2004, pursuant to a stipulation between IRI and defendants, the Court ordered that certain of IRI’s claims be dismissed with prejudice from the lawsuit, including the claim for tortious interference with the SRG acquisition. We believe that the dismissal of the tortious interference claims also precludes any claim for punitive damages.

In connection with the 1996 Distribution, Cognizant (now NMR), ACNielsen and D&B (now the Company) entered into an Indemnity and Joint Defense Agreement (the “Original JDA”), pursuant to which they agreed to:

•	allocate potential liabilities that may relate to, arise out of or result from the IRI lawsuit (“IRI Liabilities”); and

•	conduct a joint defense of such action.

In particular, the Original JDA provided that:

•	ACNielsen would assume exclusive liability for IRI Liabilities up to a maximum amount to be calculated at such time as such liabilities become payable as a result of a final non-appealable judgment or any settlement permitted under the Original JDA (the “ACN Maximum Amount”); and

•	D&B and Cognizant would share liability equally for any amounts in excess of the ACN Maximum Amount.

As a result of VNU’s acquisition of ACNielsen in 2001, VNU assumed ACNielsen’s liabilities under the Original JDA and pursuant to the Original JDA would be included with ACNielsen in the computation of the ACN Maximum Amount.

On July 30, 2004, the VNU Parties, the Company, D&B, Moody’s and IMS entered into an Amended and Restated Indemnity and Joint Defense Agreement (the “Amended JDA”).

Pursuant to the Amended JDA, any and all IRI Liabilities incurred by us, D&B, Moody’s or IMS relating to a judgment (even if not final) or any settlement being entered into in the IRI action will be jointly and severally assumed and fully discharged exclusively by the VNU Parties. Under the Amended JDA, the VNU Parties have agreed to, jointly and severally, indemnify us, D&B, Moody’s and IMS from and against all IRI Liabilities to which they become subject. As a result, the concept of “ACN Maximum Amount” which had been used under the Original JDA to cap ACNielsen’s liability for the IRI Liabilities no longer exists, and all such liabilities are the responsibility of the VNU Parties pursuant to the Amended JDA.

In addition, the Amended JDA provides that if it becomes necessary to post any bond pending an appeal of an adverse judgment, then the VNU Parties shall obtain the bond required for the appeal and shall pay the full cost of such bond.

In connection with entering into the Amended JDA, the Company, D&B, Moody’s and IMS agreed to amend certain covenants of the Original JDA to provide operational flexibility for ACNielsen going forward. In addition, the Amended JDA includes certain amendments to the covenants of ACNielsen (which, under the Amended JDA, are now also applicable to ACN (US), which we understand holds ACNielsen’s operating assets) which are designed to preserve such parties claim-paying ability and protect the Company, D&B, Moody’s and IMS. Among other covenants, ACNielsen and ACN (US) agreed that neither they nor any of their respective subsidiaries will incur any indebtedness to any affiliated person, except indebtedness which its payment will, after a payment obligation under the Amended JDA comes due, be conditioned on, and subordinated to, the payment and performance of the obligations of such parties under the Amended JDA. VNU has agreed to having a process agent in New York to receive on its behalf service of any process concerning the Amended JDA.

Under the agreements relating to the 1998 Distribution, D&B assumed the defense and agreed to indemnify us against any payments that we may be required to make, including any liabilities arising under the Original JDA, and IRI Liabilities arising from the IRI action itself, and in each case related legal fees. As required by those agreements, Moody’s Corporation, which subsequently separated from D&B in the 2000 Distribution, has agreed to be jointly and severally liable with D&B for the indemnity obligation to us. We understand that D&B and Moody’s have agreed amongst themselves to share equally (50% each) these indemnity obligations to us. Only if D&B and Moody’s were unable to bear all or a part of their aggregate 50% share of the liability in excess of the cap, would we be liable, and then only to the extent that either of them could not satisfy their joint and several indemnity obligations to us. Because liability for violations of the antitrust laws is joint and several and because the rights and obligations relating to the Amended JDA are based on contractual relationships, the failure of the VNU Parties to fulfill their obligations under the Amended JDA could result in the other parties bearing all or a share of the IRI Liabilities. Joint and several liability for the IRI Liabilities means that even where more than one defendant is determined to have been responsible for an alleged wrongdoing, the plaintiff can collect all or part of the judgment from just one of the defendants. This is true regardless of whatever contractual allocation of responsibility the defendants and any other indemnifying parties may have made, including the allocations described above between the VNU Parties, the Company, D&B, Moody’s and IMS.

Accordingly, and as a result of the allocations of liability described above, in the event the VNU Parties default on their obligations under the Amended JDA, each of D&B and Moody’s will be responsible for the payment of 50% of the portion of any judgment or settlement ultimately payable by the Company (which is the defendant in the IRI action), which could be as high as all of the IRI Liabilities.

We are unable to predict the outcome of the IRI litigation or the financial condition of any of the VNU Parties or the other defendants at the time of any such outcome (and hence we cannot estimate their ability to pay the IRI Liabilities pursuant to the Amended JDA or the judgment or settlement in the IRI action). Nonetheless, while we cannot assure you as to the outcome of this matter, management presently believes that the VNU Parties have sufficient financial resources and borrowing capacity to satisfy their obligations under the Amended JDA and, if they default, D&B and Moody’s have sufficient financial resources and borrowing capacity to reimburse us for any payments we may be required to make and related costs we may incur in connection with this matter. Therefore, management presently believes that the ultimate resolution of this matter would not have a material adverse effect on the Company’s results of operations, cash flows or financial condition. Accordingly, no amount in respect of this matter has been accrued in our consolidated financial statements.

Tax Matters

D&B entered into global tax-planning initiatives in the normal course of its business, primarily through tax-free restructurings of both its foreign and domestic operations. The status of Internal Revenue Service reviews of these initiatives is summarized below.

We understand that D&B recently reached a basis for settlement with the IRS regarding the two legacy tax matters described below under the headings “Utilization of Capital Losses – 1989-1990” and “Royalty Expense Deductions – 1993-1997.” These agreements are tentative, and will not bind either the IRS or D&B until final settlement agreements are executed. Upon final settlement, we understand that D&B expects that the net impact to D&B’s cash flow for these two matters could be up to $51.0 million (tax, interest, and penalties, net of associated tax benefits).

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

Utilization of Capital Losses – 1989 – 1990 (Tentative Settlement Pending)

In 2000, D&B filed an amended tax return with respect to the utilization of capital losses in 1989 and 1990 in response to a formal IRS notice of adjustment. The amended tax return reflected an additional $561.6 million of tax and interest due. In 2000, D&B paid the IRS approximately $349.3 million and IMS (on behalf of itself and NMR) paid the IRS approximately $212.3 million. We understand that these payments were made under dispute in order to stop additional interest from accruing and that D&B has filed a complaint for a refund in the United States District Court. As noted above, we understand that D&B recently reached a basis for settlement of this matter with the IRS. The agreement is tentative and non-binding until a definitive settlement agreement is executed. The pending settlement requires that the complaint for a refund be withdrawn and that D&B make an additional payment to the IRS. We understand that D&B expects that the net impact to D&B’s cash flow to settle this matter could be up to $14.0 million (tax, interest, and penalties, net of associated tax benefits), and that such payments will be made in 2004.

Royalty Expense Deductions – 1993 – 1997 (Tentative Settlement Pending)

In the second quarter of 2003, D&B received (on our behalf) a proposed notice of deficiency from the IRS with respect to a partnership transaction entered into in 1993. Specifically, the IRS is proposing to disallow certain royalty expense deductions claimed by D&B on its 1993 through 1996 tax returns. We understand that D&B estimates that the disallowance of the 1993 and 1994 royalty expense deductions would result in a loss of approximately $5.0 million in pending tax refunds and that the additional tax liability with respect to the disallowance of the 1995 and 1996 royalty expense deductions could be up to approximately $45.0 million (tax, interest and penalties, net of associated tax benefits).

In addition, and also in the second quarter of 2003, D&B received from the IRS on behalf of the partnership associated with the above transaction a notice of proposed partnership adjustment challenging the tax treatment of certain royalty payments received by the partnership in which D&B was a partner. In that notice, the IRS is seeking to reallocate certain partnership income to D&B. In January and April 2004, D&B received additional IRS notices (similar to those received in the second quarter of 2003) associated with D&B’s remaining interest in the partnership transaction (as described above) for the three months in 1997 for which the entities were partners. The additional tax liability with respect to D&B’s share of this income for the notices received in the second quarter of 2003 and January and April 2004 could be up to $22.3 million (tax, interest and penalties, net of associated tax benefits). We understand that D&B believes that these positions regarding the partnership are inconsistent with the IRS’ position with respect to the same royalty expense deductions described above. This $22.3 million additional liability would be in addition to the $45.0 million of additional liability related to royalty expense deductions discussed in the previous paragraph.

As noted above, we understand that D&B recently reached a basis for settlement regarding the disallowance of the 1995 and 1996 royalty expense deductions. The agreement is tentative and non-binding until a definitive settlement agreement is executed. The agreement would eliminate the “inconsistent positions” described above. We understand that D&B expects that the net impact to D&B’s cash flow with respect to the agreement could be up to $37.0 million (tax, interest, and penalties, net of associated tax benefits), and that such payments will be made in 2004. We also understand that D&B continues to discuss with IRS Appeals the 1993, 1994, and 1997 royalty expense deductions, described above, which amounts represent $6.5 million (tax, interest, and penalties, net of associated tax benefits).

Amortization Expense Deductions – 1997 — 2004

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

Specifically, the IRS asserted that certain amortization expense deductions claimed by D&B on its 1997 and 1998 tax returns should be disallowed. We understand that D&B estimates that the additional tax liability as a result of the disallowance of the 1997 and 1998 amortization deductions and the disallowance of such deductions claimed from 1999 to date could be up to $55.7 million (tax, interest and penalties, net of associated tax benefits). This transaction is scheduled to expire in 2012 and, unless earlier terminated, based on current interest rates and tax rates, additional tax exposure would increase at a rate of approximately $2.1 million per quarter (including potential penalties) as future amortization expenses are deducted.

In addition, the IRS has asserted that royalty expense deductions, claimed by D&B on its tax returns for 1997 and 1998 for royalties paid to the partnership should be disallowed. The IRS also has asserted that the receipt of these same royalties by the partnership should be reallocated to and reported as royalty income by D&B, including the portions of the royalties that were allocated to third party partners in the partnership, and, thus, included in their taxable income. We understand that D&B believes that the IRS’ stated positions with respect to the treatment of the royalty expense and royalty income are mutually inconsistent, making it unlikely that the IRS will prevail on both of the positions. As a result, we understand that D&B estimates that after taking into account certain other tax benefits resulting from the IRS’ position on the partnership it is unlikely that there will be any additional cash tax payments due in addition to the amounts noted above related to the amortization expense deduction.

In the event the IRS were to prevail on both positions with respect to the royalty expense/income, which D&B believes unlikely, D&B estimates that the additional tax liability as a result of the disallowance of the 1997 and 1998 royalty expense deductions, the disallowance of such deductions claimed from 1999 to date and the inclusion of the reallocated royalty income for all relevant years could be up to $138.8 million (tax, interest and penalties, net of associated tax benefits), which would be in addition to the $55.7 million noted above related to the amortization expense deduction.

We understand that D&B has filed protests relating to these matters with the IRS Office of Appeals, attempting to resolve these matters at the Appeals phase before proceeding to litigation, if necessary. If D&B were to challenge, at any time, any of these IRS positions for years 1997 and 1998 in U.S. District Court or the U.S. Court of Federal Claims, rather than in U.S. Tax Court, the disputed amounts for each applicable year would need to be paid in advance for the Court to have jurisdiction over the case.

Conclusion

As a result of our assessment of our exposure in these matters relating to our prior relationship with D&B and its former affiliates, especially in light of our indemnity arrangements with D&B and Moody’s (and the VNU Parties with respect to the IRI matter), and their respective financial resources, borrowing capacity and, in the case of Tax Matters, indemnity rights against IMS and NMR, and in turn IMS and NMR’s respective financial resources and borrowing capacity to satisfy their respective indemnity obligations to D&B and Moody’s, no material amounts have been accrued in our consolidated financial statements for any of these D&B-related litigation and tax matters.

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

Item 6. Exhibits and Reports on Form 8-K

     (a) Exhibits:

Exhibit No.	Document
2.1	Stock Purchase Agreement, dated as of September 21, 2002, by and among the Company, Sprint Corporation and Centel Directories LLC (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 1, 2002, Commission File No. 001-07155). The Company agrees to furnish supplementally a copy of any omitted schedules to the Securities and Exchange Commission upon request.

2.2	Supplemental Agreement to Stock Purchase Agreement, dated as of December 31, 2002, by and among the Company, Sprint Corporation and Centel Directories LLC (incorporated by reference to Exhibit 2.2 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 17, 2003, Commission File No. 001-07155). The Company agrees to furnish supplementally a copy of any omitted schedules to the Commission upon request.

2.3	Preferred Stock and Warrant Purchase Agreement, dated as of September 21, 2002, among R.H. Donnelley Corporation and investment partnerships affiliated with The Goldman Sachs Group, Inc. (incorporated by reference to Exhibit 2.2 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 1, 2002, Commission File No. 001-07155)

2.4	Purchase Agreement dated as of July 28, 2004 by and among R.H. Donnelley Corporation, Ameritech Corporation and Ameritech Publishing, Inc. (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed with the SEC on August 2, 2004, Commission File No. 001-07155)

3.1	Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q for the three months ended March 31, 1999, filed with the Securities and Exchange Commission on May 14, 1999 Commission File No. 001-07155)

3.2	By-laws of the Company (incorporated by reference to Exhibit 3.2 to the Quarterly Report on Form 10-Q for the three months ended March 31, 1999, filed with the Securities and Exchange Commission on May 14, 1999 Commission File No. 001-07155)

3.3	Certificate of Incorporation of R.H. Donnelley Inc. (incorporated by reference to Exhibit 3.3 to Amendment No. 1 to the Registration Statement on Form S-4, filed with the Securities and Exchange Commission on August 7, 1998, Registration No. 333-59287)

3.4	By-laws of R.H. Donnelley Inc. (incorporated by reference to Exhibit 3.4 to the Registration Statement on Form S-4, filed with the Securities and Exchange Commission on July 17, 1998, Registration No. 333-59287)

3.5	Certificate of Designations of Convertible Cumulative Preferred Stock of R.H. Donnelley Corporation (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 17, 2003, Commission File No. 001-07155)

3.6	Certificate of Designations of Series B-1 Convertible Cumulative Preferred Stock of R.H. Donnelley Corporation (incorporated by reference to Exhibit 3.1 to the Current Report Form 8-K, filed with the Securities and Exchange Commission on December 3, 2002, Commission File No. 001-07155)

Exhibit No.	Document
4.1	Indenture, dated as of June 5, 1998, among R.H. Donnelley Inc., as Issuer, the Company, as Guarantor, and the Bank of New York, as Trustee, with respect to the 9 1/8% Senior Subordinated Notes due 2008 (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-4, filed with the Securities and Exchange Commission on July 17, 1998, Registration No. 333-59287)

4.2	Form of the 9 1/8% Senior Subordinated Notes due 2008 (included in Exhibit 4.1)

4.3	Company Guarantee (included in Exhibit 4.1)

4.4	First Supplemental Indenture, dated as of November 25, 2002, among R.H. Donnelley Inc., as Issuer, and the Company, R.H. Donnelley Acquisitions, Inc., R.H. Donnelley APIL, Inc., R.H. Donnelley CD, Inc. and Get Digital Smart.com, Inc., as Guarantors, and The Bank of New York, as Trustee, with respect to the 9 1/8% Senior Subordinated Notes due 2008 (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 25, 2002, Commission File No. 001-07155)

4.5	Second Supplemental Indenture, dated as of December 20, 2002, among R.H. Donnelley Inc., as Issuer, and the Company, R.H. Donnelley Acquisitions, Inc., R.H. Donnelley Acquisitions II, Inc., R.H. Donnelley APIL, Inc., R.H. Donnelley CD, Inc. and Get Digital Smart.com, Inc., as Guarantors, and The Bank of New York, as Trustee, with respect to the 9 1/8% Senior Subordinated Notes due 2008 (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 20, 2002, Commission File No. 001-07155)

4.6	Third Supplemental Indenture, dated as of December 20, 2002 (operative as of January 3, 2003), among R.H. Donnelley Inc., as Issuer, and the Company, R.H. Donnelley Acquisitions, Inc., R.H. Donnelley Acquisitions II, Inc., R.H. Donnelley APIL, Inc., R.H. Donnelley CD, Inc. and Get Digital Smart.com, Inc., as Guarantors, and The Bank of New York, as Trustee, with respect to the 9 1/8% Senior Subordinated Notes due 2008 (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 6, 2003, Commission File No. 001-07155)

4.7	Rights Agreement, dated as of October 27, 1998, between R.H. Donnelley Corporation and First Chicago Trust Company (incorporated by reference to Exhibit 4 to the Registration Statement on Form 8-A, filed with the Securities and Exchange Commission on November 5, 1998, Commission File No. 001-07155)

4.8	Amendment No. 1 to Rights Agreement, dated as of February 26, 2001, by and among R.H. Donnelley Corporation, First Chicago Trust Company of New York (as initial Rights Agent) and The Bank of New York (as successor Rights Agent) (incorporated by reference to Exhibit 4.5 to the Annual Report on Form 10-K for the year ended December 31, 2000, filed with the Securities and Exchange Commission on March 28, 2001, Commission File No. 001-07155)

4.9	Amendment No. 2 to Rights Agreement, dated as of September 21, 2002, between the Company and The Bank of New York, as successor Rights Agent (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 1, 2002, Commission File No. 001-07155)

Exhibit No.	Document
4.10	Form of Warrant Agreement, dated as of November 25, 2002, between the Company and investment partnerships affiliated with The Goldman Sachs Group, Inc. (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 17, 2003, Commission File No. 001-07155)

4.11	Form of Warrant Agreement, dated January 3, 2003, between the Company and investment partnerships affiliated with The Goldman Sachs Group, Inc. (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 17, 2003, Commission File No. 001-07155)

4.12	Registration Rights Agreement, dated as of November 25, 2002, among the Company and investment partnerships affiliated with The Goldman Sachs Group, Inc. (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 3, 2002, Commission File No. 001-07155)

4.13	Indenture dated as of December 3, 2002 between R.H. Donnelley Inc. (as successor to R.H. Donnelley Finance Corporation I), as Issuer, and The Bank of New York, as Trustee, with respect to the 8 7/8% Senior Notes due 2010 (incorporated by reference to Exhibit 4.13 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 20, 2003, Commission File No. 001-07155)

4.14	Supplemental Indenture dated as of January 3, 2003 among R.H. Donnelley Inc., as Issuer, the Company and the other guarantors signatory thereto, as Guarantors, and The Bank of New York, as Trustee, with respect to the 8 7/8% Senior Notes due 2010 (incorporated by reference to Exhibit 4.14 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 20, 2003, Commission File No. 001-07155)

4.15	Form of 8 7/8% Senior Notes due 2010 (included in Exhibit 4.13)

4.16	Guarantees relating to the 8 7/8% Senior Notes due 2010 (incorporated by reference to Exhibit 4.16 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 20, 2003, Commission File No. 001-07155)

4.17	Indenture dated as of December 3, 2002 between R.H. Donnelley Inc. (as successor to R.H. Donnelley Finance Corporation I), as Issuer, and The Bank of New York, as Trustee, with respect to the 10 7/8% Senior Subordinated Notes due 2012 (incorporated by reference to Exhibit 4.17 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 20, 2003, Commission File No. 001-07155)

4.18	Supplemental Indenture dated as of January 3, 2003 among R.H. Donnelley Inc., as Issuer, the Company and the other guarantors signatory thereto, as Guarantors, and The Bank of New York, as Trustee, with respect to the 10 7/8% Senior Subordinated Notes due 2012 (incorporated by reference to Exhibit 4.18 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 20, 2003, Commission File No. 001-07155)

4.19	Form of 10 7/8% Senior Subordinated Notes due 2012 (included in Exhibit 4.17)

4.20	Guarantees relating to the 10 7/8% Senior Subordinated Notes due 2012 (incorporated by reference to Exhibit 4.20 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 20, 2003, Commission File No. 001-07155)

Exhibit No.	Document
4.21	Second Supplemental Indenture dated as of January 9, 2004 among R.H. Donnelley Inc., as Issuer, the Company and other guarantors signatory thereto, as Guarantors, and The Bank of New York, as Trustee, with respect to the 10 7/8% Senior Subordinated Notes due 2012 (incorporated by reference to Exhibit 4.21 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 12, 2004, Commission File No. 001-07155)

10.1	Form of Distribution Agreement between the Company (f/k/a The Dun & Bradstreet Corporation) and The New Dun & Bradstreet Corporation (incorporated by reference to Exhibit 99.2 to the Current Report on Form 8-K of the Company (f/k/a The Dun & Bradstreet Corporation), filed with the Securities and Exchange Commission on June 30, 1998, Commission File No. 001-07155)

10.2	Form of Tax Allocation Agreement between the Company (f/k/a The Dun & Bradstreet Corporation) and The New Dun & Bradstreet Corporation (incorporated by reference to Exhibit 99.3 to the Current Report on Form 8-K of the Company (f/k/a The Dun & Bradstreet Corporation), filed with the Securities and Exchange Commission on June 30, 1998, Commission File No. 001-07155)

10.3*	Amended and Restated Indemnity and Joint Defense Agreement dated as of July 30, 2004, by and among VNU, N.V., VNU, Inc., ACNielson Corporation, AC Nielson (US), Inc., Nielson Media Research, Inc., R.H. Donnelley Corporation, the Dun & Bradstreet Corporation, Moody’s Corporation, and IMS Health Incorporated.

10.4	DonTech II Partnership Agreement, effective August 19, 1997, by and between R.H. Donnelley Inc. (f/k/a The Reuben H. Donnelley Corporation) and Ameritech Publishing of Illinois, Inc. (incorporated by reference to Exhibit 10.10 to Amendment No. 1 to the Registration Statement on Form S-4, filed with the Securities and Exchange Commission on August 7, 1998, Registration No. 333-59287)

10.5	Amendment No. 1 to DonTech II Partnership Agreement dated as of January 28, 2000 between R.H. Donnelley Inc. and Ameritech Publishing of Illinois, Inc. (incorporated by reference to Exhibit 10.4 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 12, 2004, Commission File No. 001-07155)

10.6	Revenue Participation Agreement, dated as of August 19, 1997, by and between APIL Partners Partnership and R.H. Donnelley Inc. (f/k/a The Reuben H. Donnelley Corporation) (incorporated by reference to Exhibit 10.11 to Amendment No. 1 to the Registration Statement on Form S-4, filed with the Securities and Exchange Commission on August 7, 1998, Registration No. 333-59287)

10.7	Master Agreement, executed August 19, 1997, by and among R.H. Donnelley Inc. (f/k/a The Reuben H. Donnelley Corporation), the Company (f/k/a The Dun & Bradstreet Corporation), The Am-Don Partnership a/k/a DonTech, DonTech II, Ameritech Publishing, Inc., Ameritech Publishing of Illinois, Inc., Ameritech Corporation, DonTech I Publishing Company LLC and the APIL Partners Partnership (incorporated by reference to Exhibit 10.12 to Amendment No. 1 to the Registration Statement on Form S-4, filed with the Securities and Exchange Commission on August 7, 1998, Registration No. 333-59287)

10.8	Exclusive Sales Agency Agreement, effective August 19, 1997, between APIL Partners Partnership and DonTech II (incorporated by reference to Exhibit 10.13 to Amendment No. 1 to the Registration Statement on Form S-4, filed with the Securities and Exchange Commission on August 7, 1998, Registration No. 333-59287)

Exhibit No.	Document
10.9	Agreement for Publishing Services, dated as of January 1, 2002 between Ameritech Publishing Inc. and R.H. Donnelley Inc. (certain portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to an Application for an Order Granting Confidential Treatment) (incorporated by reference to Exhibit 10.13 to the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2002, filed with the Securities and Exchange Commission on May 10, 2002, Commission File No. 001-07155)

10.10	Limited Liability Company Agreement of CenDon, L.L.C. dated April 27, 2000 between R.H. Donnelley Inc. and Centel Directory Company (certain portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to an Application for an Order Granting Confidential Treatment) (incorporated by reference to Exhibit 10.14 to the Company’s Quarterly Report on Form 10-Q for the three months ended June 30, 2002, filed with the Securities and Exchange Commission on August 14, 2002, Commission File No. 001-07155)

10.11	Sales Agency Agreement dated as of April 27, 2000 among R.H. Donnelley Inc., Centel Directory Company and CenDon, L.L.C. (incorporated by reference to Exhibit 10.15 to the Company’s Quarterly Report on Form 10-Q for the three months ended June 30, 2002, filed with the Securities and Exchange Commission on August 14, 2002, Commission File No. 001-07155)

10.12	Agreement for Publishing Services dated as of April 27, 2000 between R.H. Donnelley and CenDon, L.L.C. (certain portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to an Application for an Order Granting Confidential Treatment) (incorporated by reference to Exhibit 10.16 to the Company’s Quarterly Report on Form 10-Q for the three months ended June 30, 2002, filed with the Securities and Exchange Commission on August 14, 2002, Commission File No. 001-07155)

10.13^	Key Employees’ Performance Unit Plan, as amended and restated (incorporated by reference to Exhibit 10.15 to Amendment No. 3 to the Registration Statement on Form S-4, filed with the Securities and Exchange Commission on September 28, 1998, Registration No. 333-59287)

10.14^	1991 Key Employees’ Stock Option Plan, as amended and restated through April 25, 2000 (incorporated by reference to Exhibit 10.17 to the Company’s Quarterly Report on Form 10-Q for the three months ended September 30, 2000, filed with the Securities and Exchange Commission on November 13, 2000, Commission File No. 001-07155)

10.15^	Amended and Restated 1998 Directors’ Stock Plan (incorporated by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999, filed with the Securities and Exchange Commission on March 27, 2000, Commission File No. 001-07155)

10.16^	Pension Benefit Equalization Plan (incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, filed with the Securities and Exchange Commission on March 27, 2002, Commission File No. 001-07155)

Exhibit No.	Document
10.17^	2001 Stock Award and Incentive Plan (incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, filed with the Securities and Exchange Commission on March 27, 2002, Commission File No. 001-07155)

10.18^	Form of Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 99.02 to Registration Statement on Form S-8, filed with the Securities and Exchange Commission on July 25, 2001, Registration No. 333-65822)

10.19^	Form of Annual Incentive Program Award (incorporated by reference to Exhibit 99.03 to the Registration Statement on Form S-8, filed with the Securities and Exchange Commission on July 25, 2001, Registration No. 333-65822)

10.20^	Form of Performance Unit Program Award (incorporated by reference to Exhibit 99.04 to the Registration Statement on Form S-8, filed with the Securities and Exchange Commission on July 25, 2001, Registration No. 333-65822)

10.21^	Deferred Compensation Plan (incorporated by reference to Exhibit 4.01 to the Company’s Registration Statement on Form S-8, filed with the Securities and Exchange Commission on November 24, 1999, Registration No. 333-91613)

10.22^	Employment Agreement effective as of May 1, 2002 between the Company and David C. Swanson (incorporated by reference to Exhibit 10.29 to the Company’s Quarterly Report on Form 10-Q for the three months ended June 30, 2002, filed with the Securities and Exchange Commission on August 14, 2002, Commission File No. 001-07155)

10.23^	Employment Agreement effective September 21, 2002 between the Company and Peter J. McDonald (incorporated by reference to Exhibit 10.30 to the Quarterly Report on Form 10-Q for the nine months ended September 30, 2002, filed with the Securities and Exchange Commission on November 12, 2002, Commission File No. 001-07155)

10.24^	Employment Agreement effective March 1, 2002 between the Company and Steven M. Blondy (incorporated by reference to Exhibit 10.30 to the Company’s Quarterly Report on Form 10-Q for the three months ended June 30, 2002, filed with the Securities and Exchange Commission on August 14, 2002, Commission File No. 001-07155)

10.25^	Separation Agreement and Release dated as of July 25, 2003 between the Company and Frank M. Colarusso (incorporated by reference to Exhibit 10.39 to the Company’s Quarterly Report on Form 10-Q for the three month period ended June 30, 2003, filed with the Securities and Exchange Commission on August 13, 2003, Commission File No. 001-07155)

10.26^	Employment Agreement dated as of September 26, 2000 between the Company and William C. Drexler (incorporated by reference to Exhibit 10.35 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, filed with the Securities and Exchange Commission on March 28, 2001, Commission File No. 001-07155)

10.27^	Amendment No. 1 to Employment Agreement dated as of February 27, 2001 between the Company and William C. Drexler (incorporated by reference to Exhibit 10.36 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, filed with the Securities and Exchange Commission on March 28, 2001, Commission File No. 001-07155)

Exhibit No.	Document
10.28^	Employment Agreement dated as of January 1, 2001 between the Company and Robert J. Bush (incorporated by reference to Exhibit 10.37 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, filed with the Securities and Exchange Commission on March 28, 2001, Commission File No. 001-07155)

10.29^	Amendment No. 1 to Employment Agreement dated as of February 27, 2001 between the Company and Robert J. Bush (incorporated by reference to Exhibit 10.38 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, filed with the Securities and Exchange Commission on March 28, 2001, Commission File No. 001-07155)

10.30	Letter Agreement, dated as of November 25, 2002, among the Company, R.H. Donnelley Inc. and investment partnerships affiliated with The Goldman Sachs Group, Inc (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 3, 2002, Commission File No. 001-07155)

10.31	Letter Agreement dated as of January 3, 2003 among the Company, R.H. Donnelley Inc. and investment partnerships affiliated with The Goldman Sachs Group, Inc (incorporated by reference to Exhibit 10.8 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 17, 2003, Commission File No. 001-07155)

10.32	Letter Agreement, dated as of July 22, 2003 among the Company and investment partnerships affiliated with The Goldman Sachs Group, Inc. (incorporated by reference to Exhibit 10.45 to the Company’s Quarterly Report on Form 10-Q for the three months ended June 30, 2003, filed with the Securities and Exchange Commission on August 13, 2003, Commission File No. 001-07155)

10.33	Directory Services License Agreement, dated as of January 3, 2003, by and among R.H. Donnelley Publishing & Advertising, Inc. (f/k/a Sprint Publishing & Advertising, Inc.), CenDon L.L.C., R.H. Donnelley Directory Company (f/k/a Centel Directory Company), Sprint Corporation, Sprint Directory Trademark Company, LLC and the Sprint Local Telecommunications Division (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 17, 2003, Commission File No. 001-07155)

10.34	Trademark License Agreement, dated as of January 3, 2003, by and among Sprint Directory Trademark Company, LLC, R.H. Donnelley Publishing & Advertising, Inc. (f/k/a Sprint Publishing & Advertising, Inc.), CenDon L.L.C. and R.H. Donnelley Directory Company (f/k/a Centel Directory Company) (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 17, 2003, Commission File No. 001-07155)

10.35	Publisher Trademark License Agreement, dated as of January 3, 2003, by and among R.H. Donnelley Publishing & Advertising, Inc. (f/k/a Sprint Publishing & Advertising, Inc.), R.H. Donnelley Directory Company (f/k/a Centel Directory Company) and Sprint Corporation (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 17, 2003, Commission File No. 001-07155)

10.36	Non-Competition Agreement, dated as of January 3, 2003, by and among the Company, R.H. Donnelley Publishing & Advertising, Inc. (f/k/a Sprint Publishing & Advertising, Inc.), CenDon L.L.C., R.H. Donnelley Directory Company (f/k/a Centel Directory Company), Sprint Corporation and the Sprint Local Telecommunications Division (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 17, 2003, Commission File No. 001-07155)

Exhibit No.	Document
10.37	Subscriber Listings Agreement, dated as of January 3, 2003, by and among R.H. Donnelley Publishing & Advertising, Inc. (f/k/a Sprint Publishing & Advertising, Inc.), CenDon L.L.C., R.H. Donnelley Directory Company (f/k/a Centel Directory Company), Sprint Corporation and the Sprint Local Telecommunications Division (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 17, 2003, Commission File No. 001-07155)

10.38	Credit Agreement, dated as of December 6, 2002, among the Company, R.H. Donnelley Inc., R.H. Donnelley Finance Corporation II (subsequently merged with and into R.H. Donnelley Inc.), the several lenders from time to time party thereto, Bear Stearns Corporate Lending Inc. and Citicorp North America, Inc., as joint syndication agents, BNP Paribas and Fleet National Bank, as joint documentation agents, Deutsche Bank Trust Company Americas, as administrative agent, and Deutsche Bank Securities Inc., Salomon Smith Barney Inc. and Bear, Stearns & Co. Inc., as joint lead arrangers and joint bookrunners (incorporated by reference to Exhibit 10.10 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 17, 2003, Commission File No. 001-07155)

10.39	First Amendment, dated as of December 5, 2003, among the Company, R.H. Donnelley Inc., the financial institutions parties thereto, Deutsche Bank Securities Inc., Citigroup Global Markets Inc. and Bear, Stearns & Co. Inc., as joint lead arrangers and joint bookrunners, Bear Stearns Corporate Lending Inc. and Citicorp North America, Inc., as joint syndication agents, BNP Paribas and Fleet National Bank, as documentation agents, and Deutsche Bank Trust Company Americas, as administrative agent, to the Credit Agreement, dated as of December 6, 2002 (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 26, 2004, Commission File No. 001-07155)

21	Subsidiaries of the Company (incorporated by reference to Exhibit 4.21 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 12, 2004, Commission File No. 001-07155)

31.1*	Certification of Quarterly Report on Form 10-Q for the period ended June 30, 2004 by David C. Swanson, Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act

31.2*	Certification of Quarterly Report on Form 10-Q for the period ended June 30, 2004 by Steven M. Blondy, Senior Vice President and Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act

31.3*	Certification of Quarterly Report on Form 10-Q for the period ended June 30, 2004 by David C. Swanson, Chief Executive Officer for R.H. Donnelley Inc. under Section 302 of the Sarbanes-Oxley Act

31.4*	Certification of Quarterly Report on Form 10-Q for the period ended June 30, 2004 by Steven M. Blondy, Senior Vice President and Chief Financial Officer for R.H. Donnelley Inc. under Section 302 of the Sarbanes-Oxley Act

32.1*	Certification of Quarterly Report on Form 10-Q for the period ended June 30, 2004 under Section 906 of the Sarbanes-Oxley Act by David C. Swanson, Chief Executive Officer, and Steven M. Blondy, Senior Vice President and Chief Financial Officer, for R.H. Donnelley Corporation

Exhibit No.	Document
32.2*	Certification of Quarterly Report on Form 10-Q for the period ended June 30, 2004 under Section 906 of the Sarbanes-Oxley Act by David C. Swanson, Chief Executive Officer, and Steven M. Blondy, Senior Vice President and Chief Financial Officer, for R.H. Donnelley Inc.

* Filed herewith

^ Management contract or compensatory plan

     (b) Reports on Form 8-K:

On April 27, 2004, the Company furnished a Current Report on Form 8-K disclosing under Item 12 certain financial results of the Company for the three months ended March 31, 2004 and attached a copy of its related press release as Exhibit 99.1.

On June 8, 2004, the Company furnished a Current Report on Form 8-K disclosing under Item 9 that certain members of senior management of the Company were scheduled to make a presentation at a media industry conference and that management intended to make a slide presentation. The company attached a copy of the slide presentation as Exhibit 99.1

On July 28, 2004, the Company furnished a Current Report on Form 8-K disclosing under Item 12 certain financial results of the Company for the three months and six months ended June 30, 2004 and attached a copy of its related press release as Exhibit 99.1.

On July 29, 2004, the Company furnished a Current Report on Form 8-K disclosing under Item 9 that management had posted a slide presentation on its website in connection with the Company’s public announcement that it had entered into a definitive agreement to purchase SBC Communications Inc.’s directory publishing business in Illinois and Northwest Indiana. The Company attached a copy of the slide presentation as Exhibit 99.1.

On August 2, 2004, the Company filed a Current Report on Form 8-K disclosing under Item 5 that it had entered into a definitive agreement to purchase SBC Communications Inc.’s directory publishing business in Illinois and Northwest Indiana. A copy of the definitive purchase agreement was attached as Exhibit 99.1.

On August 3, 2004, the Company furnished a Current Report on Form 8-K disclosing under Item 9 that management was scheduled to make certain presentations in connection with the syndication of its senior credit facility amendment relating to the financing of the purchase price of its recently announced acquisition of the directory publishing business of SBC Communications Inc. in Illinois and Northwest Indiana. A copy of certain slides describing the material provisions of the proposed amendment were attached as Exhibit 99.1.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

R.H. DONNELLEY CORPORATION
Date: August 9, 2004	By:	/s/ Steven M. Blondy
Steven M. Blondy
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Date: August 9, 2004	By:	/s/ Thomas D. D’Orazio
Thomas D. D’Orazio
Vice President and Controller (Principal Accounting Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

R.H. DONNELLEY INC.
Date: August 9, 2004	By:	/s/ Steven M. Blondy
Steven M. Blondy
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Date: August 9, 2004	By:	/s/ Thomas D. D’Orazio
Thomas D. D’Orazio
Vice President and Controller (Principal Accounting Officer)

Exhibit Index

Exhibit No.	Document
10.3*	Amended and Restated Indemnity and Joint Defense Agreement dated as of July 30, 2004, by and among VNU, N.V., VNU, Inc., ACNielson Corporation, AC Nielson (US), Inc., Nielson Media Research, Inc., R.H. Donnelley Corporation, the Dun & Bradstreet Corporation, Moody’s Corporation, and IMS Health Incorporated.

31.1*	Certification of Quarterly Report on Form 10-Q for the period ended June 30, 2004 by David C. Swanson, Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act

31.2*	Certification of Quarterly Report on Form 10-Q for the period ended June 30, 2004 by Steven M. Blondy, Senior Vice President and Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act

31.3*	Certification of Quarterly Report on Form 10-Q for the period ended June 30, 2004 by David C. Swanson, Chief Executive Officer for R.H. Donnelley Inc. under Section 302 of the Sarbanes-Oxley Act

31.4*	Certification of Quarterly Report on Form 10-Q for the period ended June 30, 2004 by Steven M. Blondy, Senior Vice President and Chief Financial Officer for R.H. Donnelley Inc. under Section 302 of the Sarbanes-Oxley Act

32.1*	Certification of Quarterly Report on Form 10-Q for the period ended June 30, 2004 under Section 906 of the Sarbanes-Oxley Act by David C. Swanson, Chief Executive Officer, and Steven M. Blondy, Senior Vice President and Chief Financial Officer, for R.H. Donnelley Corporation

32.2*	Certification of Quarterly Report on Form 10-Q for the period ended June 30, 2004 under Section 906 of the Sarbanes-Oxley Act by David C. Swanson, Chief Executive Officer, and Steven M. Blondy, Senior Vice President and Chief Financial Officer, for R.H. Donnelley Inc.

*	Filed herewith