Form 10-Q
period 2004-09-30
R H DONNELLEY CORP
filed 2004-11-09
CIK 30419

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

Indicate by check mark whether registrant is an accelerated filer  Yes  (X)   No  ( )

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Title of Class	Shares Outstanding at November 1, 2004

Common Stock, par value $1 per share	31,432,379

Commission file number 333-59287

R.H. DONNELLEY INC. *

(Exact name of registrant as specified in its charter)

Delaware	36-2467635

(State of Incorporation)	(I.R.S. Employer Identification No.)

1001 Winstead Drive, Cary, N.C.	27513

(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (800) 497-6329

*   R.H. Donnelley Inc. is a wholly owned subsidiary of R.H. Donnelley Corporation. R.H. Donnelley Inc. meets the conditions set forth in General Instructions H (1)(a) and (b) of Form 10-Q and is therefore filing this report with respect to R.H. Donnelley Inc. with the reduced disclosure format. R.H. Donnelley Inc. became subject to the filing requirements of Section 15(d) on October 1, 1998 in connection with the public offer and sale of its 9 1/8% Senior Subordinated Notes, which were redeemed in full on February 6, 2004. In addition, R.H. Donnelley Inc. is the obligor of 8 7/8% Senior Notes due 2010 and 10 7/8% Senior Subordinated Notes due 2012 and is subject to the filing requirements of Section 15(d) as a result of such notes. As of November 1, 2004, 100 shares of R.H. Donnelley Inc. common stock, no par value, were outstanding.

R.H. DONNELLEY CORPORATION

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

R.H. Donnelley Corporation and Subsidiaries

Consolidated Balance Sheets (Unaudited)

	September 30,	December 31,
(in thousands, except share and per share data)	2004	2003
Assets
Current Assets
Cash and cash equivalents	$2,892	$7,722
Accounts receivable
Billed	98,298	49,203
Unbilled	349,068	173,734
Allowance for doubtful accounts and sales claims	(38,297)	(11,956)

Net accounts receivable	409,069	210,981
Deferred directory costs	115,417	33,034
Other current assets	29,459	32,854

Total current assets	556,837	284,591
Fixed assets and computer software, net	34,881	20,624
Partnership investment	—	175,729
Other non-current assets	104,972	95,583
Intangible assets, net	2,923,122	1,865,167
Goodwill	301,846	97,040

Total Assets	$3,921,658	$2,538,734

Liabilities, Redeemable Convertible Preferred Stock and Shareholders’ Equity (Deficit)
Current Liabilities
Accounts payable and accrued liabilities	$56,244	$19,083
Checks not yet presented for payment	10,356	6,708
Accrued interest	33,323	7,711
Deferred directory revenue	240,029	216,525
Current portion of long-term debt	126,224	49,586

Total current liabilities	466,176	299,613
Long-term debt	3,066,622	2,042,547
Deferred income taxes, net	130,292	33,629
Other non-current liabilities	28,319	20,967

Total liabilities	3,691,409	2,396,756
Commitments and contingencies
Redeemable convertible preferred stock (liquidation preference of $230,280 at September 30, 2004 and $216,998 at December 31, 2003)	211,505	198,223
Shareholders’ Equity (Deficit)
Common stock, par value $1 per share, 400,000,000 shares authorized, 51,621,894 shares issued	51,622	51,622
Additional paid-in capital	98,726	92,610
Unamortized restricted stock	(268)	(531)
Warrants outstanding	13,758	13,758
Retained earnings (accumulated deficit)	18,779	(49,954)
Treasury stock, at cost, 20,211,297 shares at September 30, 2004 and 20,589,520 shares at December 31, 2003	(163,676)	(163,741)
Accumulated other comprehensive loss	(197)	(9)

Total shareholders’ equity (deficit)	18,744	(56,245)

Total Liabilities, Redeemable Convertible Preferred Stock and Shareholders’ Equity (Deficit)	$3,921,658	$2,538,734

The accompanying notes are an integral part of the consolidated financial statements.

R.H. Donnelley Corporation and Subsidiaries

Consolidated Statements of Operations and Comprehensive Income (Loss) (Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
(in thousands, except per share data)	2004	2003	2004	2003
Net revenue	$144,405	$89,309	$432,853	$140,363
Expenses
Operating expenses	59,287	39,718	170,266	106,614
General and administrative expenses	13,689	14,781	41,648	36,894
Depreciation and amortization	17,009	16,576	46,348	49,047

Total expenses	89,985	71,075	258,262	192,555
Partnership income	19,266	32,606	77,967	91,580

Operating income	73,686	50,840	252,558	39,388
Interest expense, net	(43,157)	(45,531)	(120,951)	(137,460)
Other income	—	—	—	1,523

Income (loss) before income taxes	30,529	5,309	131,607	(96,549)
Provision (benefit) for income taxes	12,055	1,406	51,981	(40,355)

Net income (loss)	18,474	3,903	79,626	(56,194)
Preferred dividend	5,501	5,082	16,180	53,214

Income (loss) available to common shareholders	$12,973	$(1,179)	$63,446	$(109,408)

Earnings (loss) per share
Basic	$0.32	$(0.04)	$1.57	$(3.58)

Diluted	$0.31	$(0.04)	$1.51	$(3.58)

Shares used in computing earnings (loss) per share
Basic	31,341	30,850	31,208	30,571

Diluted	32,676	30,850	32,452	30,571

Comprehensive Income (Loss)
Net income (loss)	$18,474	$3,903	$79,626	$(56,194)
Unrealized (loss) gain on interest rate swaps, net of tax	(3,349)	1,732	(188)	(1,525)

Comprehensive income (loss)	$15,125	$5,635	$79,438	$(57,719)

The accompanying notes are an integral part of the consolidated financial statements.

R.H. Donnelley Corporation and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)

	Nine months ended
	September 30,
(amounts in thousands)	2004	2003
Cash Flows from Operating Activities
Net income (loss)	$79,626	$(56,194)
Reconciliation of net income (loss) to net cash provided by operating activities:
Depreciation and amortization	46,348	49,047
Deferred income taxes	51,981	(39,529)
Provision for bad debts	11,125	(3,201)
Other non-cash charges	14,782	11,950
Changes in assets and liabilities, net of effects from acquisitions:
Cash in excess of partnership income	1,426	3,966
(Increase) decrease in accounts receivable	(1,691)	69,269
Increase in other assets	(96)	(38,655)
Increase in accounts payable and accrued liabilities	37,646	9,421
Increase in deferred directory revenue	23,504	217,417
Increase in other non-current liabilities	59,052	2,606

Net cash provided by operating activities	323,703	226,097
Cash Flows from Investing Activities
Additions to fixed assets and computer software	(12,104)	(7,900)
Acquisitions, net of cash received	(1,413,620)	(2,259,633)
Decrease in restricted cash – funds held in escrow at year end	—	1,825,000
Decrease in restricted cash – other	—	69,300

Net cash used in investing activities	(1,425,724)	(373,233)
Cash Flows from Financing Activities
Proceeds from the issuance of debt, net of costs	1,318,947	461,307
Proceeds from the issuance of Redeemable Convertible Preferred Stock and warrants, net of costs	—	125,683
Pre-acquisition debt refinanced with proceeds from new debt	—	(243,005)
Debt repayments	(268,219)	(257,239)
Borrowings under the Revolver	36,600	37,600
Increase in checks not yet presented for payment	3,648	—
Proceeds from employee stock option exercises	6,215	20,805

Net cash provided by financing activities	1,097,191	145,151
Decrease in cash and cash equivalents	(4,830)	(1,985)
Cash and cash equivalents, beginning of year	7,722	7,787

Cash and cash equivalents, end of period	$2,892	$5,802

Supplemental Information:
Cash paid (received):
Interest	$85,647	$105,795

Income taxes, net	$(71,365)	$—

The accompanying notes are an integral part of the consolidated financial statements.

R.H. Donnelley Corporation and Subsidiaries

Consolidated Statement of Changes in Shareholders’ (Deficit) Equity (Unaudited)
Nine months ended September 30, 2004

				(Accumulated		Accumulated	Total
	Common Stock	Unamortized		Deficit)		Other	Shareholders’
	and Additional	Restricted	Warrants	Retained		Comprehensive	(Deficit)
(in thousands)	Paid-in Capital	Stock	Outstanding	Earnings	Treasury Stock	Loss	Equity
Balance, December 31, 2003	$144,232	$(531)	$13,758	$(49,954)	$(163,741)	$(9)	$(56,245)
Net income				79,626			79,626
Preferred dividend	(5,287)			(10,893)			(16,180)
Employee stock option exercises, including tax benefit	6,127				424		6,551
Stock issued for employee bonus plans	1,613				89		1,702
Issuance of restricted stock	(8)				8		—
Restricted stock amortization		263					263
Stock acquired for treasury					(456)		(456)
Additional compensatory stock issued in Founders grant	773						773
Beneficial conversion feature from issuance of Preferred Stock	2,898						2,898
Unrealized loss on interest rate swaps, net of tax						(188)	(188)

Balance, September 30, 2004	$150,348	$(268)	$13,758	$18,779	$(163,676)	$(197)	$18,744

The accompanying notes are an integral part of the consolidated financial statements.

R.H. Donnelley Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)
(tabular amounts in thousands, except per share data)

1. Business and Basis of Presentation

The interim financial statements of R.H. Donnelley Corporation and its direct and indirect wholly owned subsidiaries (the “Company”, “RHD”, “we”, “us” and “our”) have been prepared in accordance with the instructions to Quarterly Report on Form 10-Q and should be read in conjunction with the financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2003. The results of interim periods are not necessarily indicative of results for the full year or any subsequent period. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of financial position, results of operations and cash flows at the dates and for the periods presented have been included. Certain prior period amounts have been reclassified to conform to the current year’s presentation.

We are a leading yellow pages publisher and directional media company. Directional media is where consumers go to find who sells the goods and services they are ready to purchase. We currently publish 389 yellow pages directories, including 260 Sprint-branded directories in 18 states, with major markets including Las Vegas, Orlando, and Lee County, Florida, with a total distribution of approximately 18 million serving approximately 160,000 local and national advertisers, and 129 SBC-branded directories in Illinois and Northwest Indiana, with a total distribution of approximately 10 million serving approximately 100,000 local and national advertisers. We also offer online city guides and search web sites in our major Sprint markets under the Best Red Yellow Pages brand at www.bestredyp.com and in the Chicago area at www.chicagolandyp.com. We also sell local advertising in Illinois and Northwest Indiana onto www.SMARTpages.com, SBC’s Internet yellow pages platform.

On September 1, 2004, we completed the acquisition of the directory publishing business of SBC Communications, Inc. (“SBC”) in Illinois and Northwest Indiana, including SBC’s interests in The DonTech II Partnership, a 50/50 general partnership between us and SBC (“DonTech”) (collectively, the “SBC Directory Acquisition”), for $1.41 billion in cash, after working capital adjustments and the settlement of a $30 million liquidation preference owed to us related to DonTech. The acquisition was accomplished pursuant to, and in accordance with, the terms of the Purchase Agreement, dated as of July 28, 2004, by and among the Company, Ameritech Corporation (“Ameritech”), a direct wholly owned subsidiary of SBC, and Ameritech Publishing, Inc. (“API”), a direct wholly owned subsidiary of Ameritech. The acquisition was accounted for as a purchase business combination and the purchase price was allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their respective fair values on the acquisition date. The results of the SBC Directory Acquisition business are included in our consolidated results from September 1, 2004. The acquired SBC directory business operates as R.H. Donnelley Publishing & Advertising of Illinois Partnership, an indirect wholly owned subsidiary of the Company.

On January 3, 2003, we acquired all the outstanding capital stock of the various entities comprising Sprint Publishing and Advertising (“SPA”), Sprint Corporation’s (“Sprint”) directory publishing business (collectively, the “SPA Acquisition”), for $2.23 billion in cash. The acquisition was accounted for as a purchase business combination and the purchase price was allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their respective fair values on the acquisition date. The results of the SPA business are included in our consolidated results from January 3, 2003. The acquired SPA business operates as R.H. Donnelley Publishing & Advertising, Inc., an indirect wholly owned subsidiary of the Company.

2. Summary of Significant Accounting Policies

Principles of Consolidation. The consolidated financial statements include the accounts of R.H. Donnelley Corporation and its direct and indirect wholly owned subsidiaries. All intercompany transactions and balances have been eliminated.

Reclassifications. For 2003, preferred stock dividends of $58.4 million have been reclassified from accumulated deficit to additional paid-in capital.

Revenue Recognition. We earn revenue principally from the sale of advertising into our yellow pages directories. Revenue from the sale of such advertising is deferred when a directory is published and recognized ratably over the life of a directory, which is typically 12 months (the “deferral and amortization method”). Revenue from the sale of advertising is recorded net of an allowance for sales claims, estimated based on historical experience on a directory-by-directory basis. We increase or decrease this estimate as information or circumstances indicate that the estimate may no longer adequately represent the amount of claims we may incur for a directory in the future. Before the SBC Directory Acquisition, we also earned revenue from providing pre-press publishing services to SBC for those directories in the DonTech markets. Revenue from these pre-press publishing services was recognized as services were performed.

Deferred Directory Costs. Certain costs directly related to the selling and production of our directories are initially deferred when incurred and recognized ratably over the life of a directory, which is typically 12 months. These costs include sales commissions and print, paper and initial distribution costs. Such costs that are paid prior to directory publication are classified as other current assets.

Equity Method Accounting. Before the SBC Directory Acquisition, DonTech was a 50/50 perpetual partnership in which we and a subsidiary of SBC were the partners. DonTech was a separate legal entity that provided its services with its own employees and a stand-alone management team. The employees of DonTech had the right, authority and power to do any act to accomplish, and enter into any contract incidental to attain, the purposes of the partnership. No employees of either RHD or SBC had been involved in the day-to-day operations of DonTech and, because the partners shared equally in the net profits and each had one voting member on the DonTech board of directors, neither partner had the unilateral ability to control or influence the operations of DonTech. Accordingly, through September 1, 2004, we accounted for DonTech under the equity method and did not consolidate the DonTech results in our financial statements.

Before the SBC Directory Acquisition, we recognized our 50% share of DonTech net income as partnership income in our consolidated statement of operations. DonTech recognized commission revenue based on the annual value of a sales contract in the period the contract was executed (calendar sales) and recognized expenses as incurred. Partnership income also included revenue participation income from SBC. Revenue participation income was based on DonTech advertising sales and was recognized when a sales contract was executed with a customer. Our investment in DonTech and the revenue participation receivable from SBC had been reported as partnership investment on the consolidated balance sheet prior to the SBC Directory Acquisition. Upon the SBC Directory Acquisition, SBC ceased paying us revenue participation income and we no longer recognize our 50% net profits from DonTech. Thus, the DonTech partnership investment was eliminated and, accordingly, commencing on September 1, 2004, we no longer recognize partnership income. Rather the revenues, expenses and income of the acquired directory business are directly recorded in our statement of operations.

Cash and Cash Equivalents. Cash equivalents include liquid investments with a maturity of less than three months at their time of purchase. We place our investments with high quality financial institutions. At times, such investments may be in excess of federally insured limits.

Accounts Receivable. Accounts receivable consist of balances owed to us by our advertising customers. Advertisers typically enter into a 12-month contract for their advertising. Most local advertisers are billed a pro rata amount of their contract value on a monthly basis. On behalf of national advertisers, Certified Marketing Representatives (“CMRs”) typically pay to us the total contract value of their advertising, net of their commission, within 60 days after the publication month. Billed receivables represent the amount that has been billed to advertisers. Unbilled receivables represent contractually owed amounts for published directories that have yet to be billed to advertisers. Billed receivables are recorded net of an allowance for doubtful accounts and sales claims, estimated based on historical experience on a directory-by-directory basis. We increase or decrease this estimate as information or circumstances indicate that the estimate may no longer adequately represent the amount of bad debts and sales claims we may incur.

We have a transition services agreement with SBC whereby SBC bills and collects from our advertising customers in the Illinois and Northwest Indiana directories and remits collections (net of a specified holdback) to us through early 2005. On a monthly basis, SBC purchases the receivables related to those directories from us on a full recourse basis, and as such, we continue to include our portion of the billed and unbilled receivables and any related allowance for doubtful accounts and sales claims on our consolidated balance sheet. We record an advance from SBC that is decreased as SBC collects from our advertisers, thus satisfying that liability. In early 2005, we will buy back all accounts receivable balances from SBC. Thereafter, we will perform all billing and collection functions in house.

Deferred Financing Costs. Certain costs associated with the issuance of debt instruments are capitalized and included in other non-current assets on the consolidated balance sheet. These costs are amortized to interest expense over the terms of the respective debt agreements. The bond outstanding method is used to amortize deferred financing costs relating to debt instruments with respect to which we accelerate principal payments. Other deferred financing costs are amortized using the straight-line method. Amortization of deferred financing costs included in interest expense was $3.1 million and $4.6 million for the three months ended September 30, 2004 and 2003, respectively, and $10.2 million and $10.9 million for the nine months ended September 30, 2004 and 2003, respectively.

Advertising Expense. We recognize advertising expenses as incurred. These expenses include public relations, media, on-line advertising and other promotional and sponsorship costs. Total advertising expense was $2.3 million and $1.9 million for the three months ended September 30, 2004 and 2003, respectively, and $8.1 million and $5.7 million for the nine months ended September 30, 2004 and 2003, respectively. Advertising expense for the nine months ended September 30, 2004 includes $1.1 million of advertising costs that pertain to 2003.

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

The remaining approximate 15% of our directory advertising revenue is derived from the sale of advertising to national or large regional chains, such as rental car companies, automobile repair shops and pizza delivery businesses. Substantially all of the revenue derived through national accounts is serviced through CMRs with which we contract. CMRs are independent third parties that act as agents for national advertisers. The CMRs are responsible for billing the national customers for their advertising. We receive payment for the value of advertising placed in our directory, net of the CMR’s commission, directly from the CMR. While we are still exposed to credit risk, the amount of losses from these accounts has been historically less than the local accounts as the advertisers, and in some cases the CMRs, tend to be larger companies with greater financial resources than the local advertisers.

At September 30, 2004, we had interest rate swap agreements with major financial institutions with a notional value of $1,355 million, of which $800 million was executed in the third quarter of 2004 primarily as a result of the financing related to the SBC Directory Acquisition. We are exposed to credit risk in the event that one or more of the counterparties to the agreements does not, or cannot, meet their obligation. The notional amount is used to measure interest to be paid or received and does not represent the amount of exposure to credit loss. The loss would be limited to the amount that would have been received, if any, over the remaining life of the swap agreement. The counterparties to the swap agreements are major financial institutions with credit ratings of A or higher. We do not currently foresee a material credit risk associated with these swap agreements; however, no assurances can be given.

Derivative Financial Instruments. We do not use derivative financial instruments for trading or speculative purposes. Our derivative financial instruments are limited to interest rate swap agreements used to manage exposure to fluctuations in interest rates on variable rate debt. These agreements effectively convert $1,355 million of our variable rate debt to fixed rate debt, mitigating our exposure to increases in interest rates. Under the terms of the swap agreements, we receive variable interest based on the three-month LIBOR and pay a weighted average fixed rate of 3.19%. The swaps mature at varying dates beginning October 2005 through September 2009. The weighted average rate received was 1.63% and 1.37% during the three and nine months ended September 30, 2004, respectively. These periodic payments and receipts are recorded as interest expense.

The interest rate swaps have been designated as cash flow hedges to hedge three-month LIBOR-based interest payments on $1,355 million of bank debt. To the extent the swaps provide an effective hedge, changes in the fair value of the swaps are recorded in other comprehensive income, a component of shareholders’ equity. Any ineffectiveness is recorded through earnings. As of September 30, 2004, our interest rate swaps provided an effective hedge of the three-month LIBOR-based interest payments on $1,355 million of bank debt, and no ineffectiveness was included in earnings.

Earnings per Share. In March 2004, the Emerging Issues Task Force (“EITF”) reached a final consensus on EITF

Issue No. 03-6, Participating Securities and the Two-Class Method under FASB Statement 128 (“EITF 03-6”), which established standards regarding the computation of earnings per share (“EPS”) by companies that have issued securities other than common stock that contractually entitle the holder to participate in dividends and earnings of the company. EITF 03-6 was effective for interim periods ending June 30, 2004 for calendar year companies. We adopted the provisions of EITF 03-6 during the first quarter of 2004. EITF 03-6 requires earnings available to common shareholders for the period, after deduction of preferred stock dividends, to be allocated between the common and preferred shareholders based on their respective rights to receive dividends. Basic EPS is then calculated by dividing income (loss) allocable to common shareholders by the weighted average number of shares outstanding. EITF 03-6 does not require the presentation of basic and diluted EPS for securities other than common stock; therefore, the following EPS amounts only pertain to our common stock.

Under the guidance of EITF 03-6, diluted EPS are calculated by dividing income (loss) allocable to common shareholders by the weighted average common shares outstanding plus dilutive potential common stock. Potential common stock includes stock options and warrants, the dilutive effect of which is calculated using the treasury stock method, and Preferred Stock, the dilutive effect of which is calculated using the if-converted method. The calculation of basic and diluted EPS for the three and nine months ended September 30, 2004 and 2003 is presented below.

	Three months ended		Nine months ended
	September 30,		September 30,
	2004	2003	2004	2003
Basic EPS–Two–Class Method
Income (loss) available to common shareholders	$12,973	$(1,179)	$63,446	$(109,408)
Amount allocable to common shareholders (1)	77%	100%	77%	100%

Income (loss) allocable to common shareholders	9,989	(1,179)	48,853	(109,408)
Weighted average common shares outstanding	31,341	30,850	31,208	30,571

Basic earnings (loss) per share–two–class method	$0.32	$(0.04)	$1.57	$(3.58)

Diluted EPS
Income (loss) available to common shareholders	$12,973	$(1,179)	$63,446	$(109,408)
Amount allocable to common shares (1)	77%	100%	77%	100%

Income (loss) allocable to common shareholders	9,989	(1,179)	48,853	(109,408)
Weighted average common shares outstanding	31,341	30,850	31,208	30,571
Dilutive effect of stock options (2)	1,335	—	1,244	—
Dilutive effect of Preferred Stock assuming conversion (2)	—	—	—	—

Weighted average diluted shares outstanding	32,676	30,850	32,452	30,571

Diluted earnings (loss) per share	$0.31	$(0.04)	$1.51	$(3.58)

(1)	31,341 / (31,341 + 9,575) for the three months ended September 30, 2004 and 31,208 / (31,208 + 9,575) for the nine months ended September 30, 2004. In computing basic EPS using the two-class method, we have not allocated the loss available to common shareholders in the three and nine months ended September 30, 2003 between common and preferred shareholders since the preferred shareholders do not have a contractual obligation to share in any loss.

(2)	The effect of certain stock options in the three and nine months ended September 30, 2003 and the assumed conversion of the Preferred Stock in the three and nine months ended September 30, 2004 and 2003 were anti-dilutive and therefore are not included in the calculation of diluted EPS.

Employee Stock Options. We follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and related interpretations in accounting for our stock option plan. Compensation expense related to the issuance of stock options to employees or non-employee directors is only recognized if the exercise price of the stock option is less than the fair market value of the underlying stock at the measurement date.

Grants were made in October 2002 of 1.5 million options (“Founders Grant”) to certain employees, including senior management, in connection with the SPA Acquisition. These options were granted with an exercise price equal to the fair market value of the Company’s common stock on the measurement date. However, the award of these options was contingent upon the successful closing of the SPA Acquisition. Therefore, these options were subject to forfeiture until January 3, 2003, by which time the fair market value of the Company’s common stock exceeded the exercise price. Accordingly, these options were accounted for as compensatory options, and we are recognizing non-cash compensation expense over the vesting period of the options. We recognized non-cash compensation expense related to these stock options of $0.2 million and $0.3 million in the three months ended September 30, 2004 and 2003, respectively, and $0.8 million and $1.3 million in the nine months ended September 30, 2004 and 2003, respectively.

On July 28, 2004, the Company granted 0.9 million stock appreciation rights (“SARs”) to certain employees, including senior management, in connection with the SBC Directory Acquisition. The SARs were granted with an exercise price equal to the fair market value of the Company’s common stock on the grant date. The maximum appreciation of each SAR is 100% of the initial exercise price. In accordance with APB 25, we recognize non-cash compensation at the end of each period in the amount by which the quoted market value of the underlying shares covered by the grant exceeds the exercise price over the vesting term. We recognized non-cash compensation related to these SARs of $0.2 million during the three and nine months ended September 30, 2004.

The following table reflects the pro forma net income (loss) and earnings (loss) per share for the three and nine months ended September 30, 2004 and 2003 assuming we applied the fair value method of SFAS No. 123, Accounting for Stock-Based Compensation. The pro forma disclosures shown are not necessarily representative of the effects on income and earnings per share in future years.

	Three months ended		Nine months ended
	September 30,		September 30,
	2004	2003	2004	2003
Net income (loss), as reported	$18,474	$3,903	$79,626	$(56,194)
Add: Stock-based compensation expense included in reported net income (loss), net of related tax effects	133	258	468	876
Less: Stock-based compensation expense that would have been included in the determination of net income (loss) if the fair value method had been applied to all awards, net of related tax effects	(1,796)	(604)	(3,753)	(4,179)

Pro forma net income (loss)	16,811	3,557	76,341	(59,497)
Preferred dividend	5,501	5,082	16,180	53,214

Pro forma income (loss) available to common shareholders	$11,310	$(1,525)	$60,161	$(112,711)

Basic earnings (loss) per share
As reported	$0.32	$(0.04)	$1.57	$(3.58)
Pro forma	$0.28	$(0.05)	$1.48	$(3.69)
Diluted earnings (loss) per share
As reported	$0.31	$(0.04)	$1.51	$(3.58)
Pro forma	$0.27	$(0.05)	$1.43	$(3.69)

The pro forma information was determined based on the fair value of stock options calculated using the Black-Scholes option-pricing model with the following assumptions:

	2004	2003
Dividend yield	0%	0%
Expected volatility	27%	35%
Risk-free interest rate	3.2%	2.6%
Expected holding period	4 years	4 years

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

New Accounting Pronouncements. In March 2004, the EITF reached a final consensus on EITF 03-6 that established standards regarding the computation of EPS by companies that have issued securities other than common stock that contractually entitle the holder to participate in dividends and earnings of the company. EITF 03-6 was effective for interim periods ending on or after June 30, 2004 for calendar year companies. We adopted the provisions of EITF 03-6 during the first quarter of 2004.

In May 2004, the Financial Accounting Standards Board issued Financial Staff Position (“FSP”) No. FAS 106-2, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003, which provides guidance on accounting for the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 for employers that sponsor postretirement healthcare plans that provide drug benefits. The Act introduces prescription drug care benefits under Medicare and also allows for certain sponsors of postretirement benefit plans with a drug benefit to receive a non-taxable federal subsidy if certain criteria are met. The FSP requires interim and annual period financial statements beginning after June 15, 2004 to include the effect of the subsidy on the measurement of net periodic postretirement benefit costs. Pending final guidance on determining actuarial equivalency, the Company has not yet been able to determine the impact of the Act on its postretirement benefit plans. As a result, the accumulated postretirement benefit obligation and net periodic postretirement benefit costs do not yet reflect the effects of the Act.

3. Business Combinations

On September 1, 2004, we completed the SBC Directory Acquisition for $1.41 billion in cash, after working capital adjustments and the settlement of a $30 million liquidation preference owed to us related to DonTech. The fair value of the tangible and identifiable intangible assets acquired and liabilities assumed for the SBC Directory Acquisition was $1.38 billion. As a result of the acquisition, we became the publisher of 129 revenue-generating, SBC-branded yellow pages directories in Illinois and Northwest Indiana. The results of the SBC Directory Acquisition business are included in our consolidated results from and after September 1, 2004.

On January 3, 2003, we completed the SPA Acquisition for $2.23 billion in cash and became the publisher of approximately 260 revenue-generating, Sprint-branded yellow pages directories in 18 states. The results of the SPA business are included in our consolidated results from and after January 3, 2003.

The acquisitions were accounted for as purchase business combinations in accordance with SFAS 141, Business Combinations. Each purchase price was allocated to the related tangible and identifiable intangible assets acquired and liabilities assumed based on their respective estimated fair values on the acquisition dates. Certain long-term intangible assets were identified and recorded at their estimated fair value. Identifiable intangible assets acquired include directory services agreements between the Company and each of Sprint and SBC, respectively, customer relationships and acquired trademarks and trade names. In accordance with SFAS 142, Goodwill and Other Intangible Assets, the fair values of the identifiable intangible assets are being amortized over their estimated useful lives in a manner that best reflects the economic benefits derived from such assets. Goodwill is not amortized but is subject to impairment testing on an annual basis. See Note 4, Intangible Assets and Goodwill, for a further description of our intangible assets and goodwill.

Under purchase accounting rules, we did not assume or record the deferred revenue balance associated with SBC-branded directories of $204.2 million at September 1, 2004 or the deferred revenue balance associated with Sprint-branded directories of $315.9 million at January 3, 2003. These amounts represented revenue that would have been recognized subsequent to each acquisition under the deferral and amortization method had the acquisitions not occurred. Accordingly, we did not and will not record revenue associated with directories that were published prior to each acquisition, as well as directories that were published in the month each acquisition was completed. Although the deferred revenue balances were eliminated, we retained all the rights associated with the collection of amounts due under and contractual obligations under the advertising contracts executed prior to the acquisitions. As a result, the billed and unbilled accounts receivable balances acquired in both acquisitions became assets of the Company. Also under purchase accounting rules, we did not assume or record the deferred directory costs related to those directories that were published prior to each acquisition as well as directories that published in the month each acquisition was completed, totaling $175.6 million for SBC-branded directories and $63.3 million for Sprint-branded directories. These costs represented operating expenses that would have been recognized subsequent to the acquisitions under the deferral and amortization method had the acquisitions not occurred. Further, under purchase accounting rules, the remaining $32.1 million of the SBC Directory Acquisition business’s deferred directory costs at September 1, 2004 related to directories that were scheduled to publish subsequent to the acquisition. Under purchase accounting rules, we recorded these costs at their fair value, determined as the estimated billable value of the published directory less the expected costs to complete that directory plus a normal profit margin. The fair value of these costs was determined to be $81.3 million, which is $49.2 million higher than their carrying value of $32.1 million. Accordingly, we recorded $49.2 million of additional deferred directory costs as part of our purchase price allocation, which we refer to as “cost uplift” that will be amortized as expense over the life of the related directories. In connection with the SPA Acquisition, the fair value of such costs was $16.6 million of which $8.3 million represented the cost uplift.

Summarized condensed pro forma information for the three and nine month periods ended September 30, 2004 and 2003 assuming the SBC Directory Acquisition and related financing occurred at the beginning of each period is presented below. This pro forma financial information has been prepared in accordance with Article 11 of Regulation S-X and differs materially from the adjusted pro forma data presented in Item 2 of this Quarterly Report on Form 10-Q in that while this pro forma information also includes the combined SBC Directory Acquisition and Donnelley GAAP results for 2003 and 2004, it does not adjust these results to remove the effects of purchase accounting related to the SPA Acquisition and the SBC Directory Acquisition or certain other items described in Item 2 under the caption “Adjusted Pro Forma Amounts and Other Non-GAAP Measures”.

	Three months ended		Nine months ended
	September 30,		September 30,
	2004	2003	2004	2003
(dollars in millions)
Net revenue	$259.8	$204.8	$773.4	$483.5
Operating income (loss)	138.0	93.5	401.3	164.7
Pre-tax income	85.7	34.4	243.9	(10.9)
Net income (loss)	51.7	22.3	147.8	(6.3)
Income (loss) available to common shareholders	46.2	17.2	131.6	(59.5)
Diluted earnings (loss) per share	$1.09	$0.56	$3.12	$(1.94)

4. Intangible Assets and Goodwill

As a result of the SBC Directory Acquisition and the SPA Acquisition, certain long-term intangible assets were identified and recorded at their estimated fair value. Amortization expense for intangible assets was $14.6 million and $12.5 million for the three months ended September 30, 2004 and 2003, respectively, and $39.5 million and $37.4 million for the nine months ended September 30, 2004 and 2003, respectively. The acquired long-term intangible assets and their respective book values at September 30, 2004 are shown in the table below.

	Directory Services	Local customer	National CMR
	Agreements	relationships	relationships	Trade names	Total
Estimated useful lives	50 years	15-18 years	30 years	15 years

Initial fair value:
SBC	$952,500	$90,000	$55,000	$—	$1,097,500
Sprint	1,625,000	200,000	60,000	30,000	1,915,000

Total	2,577,500	290,000	115,000	30,000	3,012,500
Accumulated amortization	(58,507)	(23,703)	(3,668)	(3,500)	(89,378)

Net intangible assets	$2,518,993	$266,297	$111,332	$26,500	$2,923,122

Directory services agreements between SBC and the Company include a directory services license agreement, a non-competition agreement, a SMARTpages reseller agreement and a directory publishing listing agreement (collectively, “SBC Directory Services Agreements”) with certain affiliates of SBC. The directory services license agreement designates us as the official and exclusive provider of yellow pages directory services for SBC in Illinois and Northwest Indiana (the “Territory”), grants us the exclusive license to produce, publish and distribute white pages directories in the Territory as SBC’s agent and gives us the exclusive right to use the SBC brand and logo on print directories in the Territory. The non-competition agreement prohibits SBC and it affiliates, with certain limited exceptions, from (1) producing, publishing and distributing yellow and white pages print directories in the Territory, (2) soliciting or selling local or national yellow or white pages advertising for inclusion in such directories, and (3) soliciting or selling local internet yellow pages advertising for certain internet yellow pages directories in the Territory or licensing SBC marks to any third party for that purpose. The SMARTpages reseller agreement gives us the exclusive right to sell local internet yellow pages advertising and the non-exclusive right to sell internet yellow pages advertising with respect to geographies outside the Territory to any advertiser (excluding national advertisers) located inside the Territory onto SBC’s SMARTpages.com platform. The directory publishing listing license agreement gives us the right to purchase and use basic SBC subscriber listing information and updates for the purpose of publishing directories. The SBC Directory Services Agreements (other than the SMARTpages reseller agreement) have initial terms of 50 years, subject to automatic renewal and early termination under specified circumstances. The SMARTpages reseller agreement has a term of 5 years. The fair value of these agreements was determined based on the present value of estimated future cash flows and is being amortized under the straight-line method over the indicated terms.

Directory services agreements between Sprint and the Company include a directory services license agreement, a trademark license agreement and a non-competition agreement (collectively “SPA Directory Services Agreements”) with certain affiliates of Sprint. The directory services license agreement gives us the exclusive right to produce, publish and distribute directories for Sprint in 18 states where Sprint provided local telephone service at the time of the agreement. The trademark license agreement gives us the exclusive right to use certain specified Sprint trademarks, including the Sprint diamond logo, in those markets, and the non-competition agreement prohibits Sprint in those markets from selling local directory advertising, with certain limited exceptions, or producing, publishing and distributing print directories. The SPA Directory Services Agreements have initial terms of 50 years, subject to automatic renewal and early termination under specified circumstances. The fair value of these agreements was determined based on the present value of estimated future cash flows and is being amortized under the straight-line method over 50 years.

The fair values of local and national customer relationships were determined based on the present value of estimated future cash flows and historical attrition rates and are being amortized under an accelerated method that assumes the value derived from customer relationships is greater in the earlier years and steadily declines over time. The weighted average useful life of these relationships is 20 years.

The fair value of acquired trade names was determined based on the “relief from royalty” method, which values the trade names based on the estimated amount that a company would have to pay in an arms length transaction to use these trade names. These assets are being amortized under the straight-line method over 15 years.

The excess purchase price for the SBC Directory Acquisition and the SPA Acquisition over the net tangible and identifiable intangible assets acquired of $204,806 and $97,040, respectively, was recorded as goodwill. Our intercompany net receivables in connection with the SBC Directory Acquisition and the SPA Acquisition of $141,209 and $28,487, respectively, were eliminated and included in goodwill.

While we do not anticipate significant changes to the fair value of net assets acquired, additional information could come to our attention that may require us to revise the purchase price allocation in connection with the SBC Directory Acquisition. In accordance with SFAS 142, Goodwill and Other Intangible Assets, goodwill is not amortized, but is subject to impairment testing. No impairment losses were recorded during the period.

5. Partnership Income

Before the SBC Directory Acquisition, partnership income included our 50% share of the net profits of DonTech and revenue participation income received directly from SBC, which was based on the value of advertising sales. As a result of the SBC Directory Acquisition, SBC ceased paying us revenue participation income and we no longer recognize our 50% net profits from DonTech. Thus, the DonTech partnership was eliminated and, accordingly, commencing on September 1, 2004 we no longer recognize partnership income. Partnership income during the three and nine months ended September 30, 2004 and 2003 consisted of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Revenue participation income	$15,861	$26,539	$65,190	$75,539
50% share of DonTech net income	3,405	6,067	12,777	16,041

Partnership income	$19,266	$32,606	$77,967	$91,580

6. Long-Term Debt

Long-term debt at September 30, 2004 and December 31, 2003 consisted of the following:

	September 30, 2004	December 31, 2003
Credit Facility	$2,267,846	$1,145,888
8 7/8% Senior Notes due 2010	325,000	325,000
10 7/8% Senior Subordinated Notes due 2012	600,000	600,000
9 1/8% Senior Subordinated Notes	—	21,245

Total	3,192,846	2,092,133
Less current portion	126,224	49,586

Long-term debt	$3,066,622	$2,042,547

In connection with the SBC Directory Acquisition, we amended and restated on September 1, 2004 our Senior Secured Credit Facility (“Credit Facility”), which consists of a $700 million Term Loan A-2, a $1,650 million Term Loan B-2 and a $175 million Revolving Credit Facility (the “Revolver”) for an aggregate facility of $2,525 million. Term Loans A-2 and B-2 require quarterly principal payments. As of September 30, 2004, the outstanding balances of Term Loans A-2 and B-2 were $592.7 million and $1,644.8 million, respectively. As of September 30, 2004, there were $30.3 million in borrowings under the Revolver. There were no borrowings under the Revolver as of December 31, 2003. The Revolver and Term Loan A-2 mature in December 2009, and Term Loan B-2 matures in June 2011. The Credit Facility provides for a new Term Loan C for potential borrowings up to $400 million, such proceeds, if borrowed, to be used to fund acquisitions, for retirement of Notes, and for redemption of, and payment of dividends on, the Preferred Stock, subject to certain limitations. Substantially all of our assets, including the capital stock of our subsidiaries, are pledged to collateralize our obligations under the Credit Facility and the Senior Notes (defined below).

Our Credit Facility bears interest, at our option, at either:

•	The higher of (i) a base rate as determined by Deutsche Bank Securities Inc., Salomon Smith Barney Inc. or Bear, Stearns & Co. Inc., plus a 1.00% margin on the Revolver and Term Loan A-2 and a 1.25% margin on Term Loan B-2; and (ii) the Federal Funds Effective Rate (as defined) plus 1/2 of 1%, plus a 1.00% margin on the Revolver and Term Loan A-2 and a 1.25% margin on Term Loan B-2; or

•	LIBOR rate plus a 2.00% margin on the Revolver and Term Loan A-2 and a 2.25% margin on Term Loan B-2. We may elect interest periods of 1, 2, 3, 6, 9 or 12 months for LIBOR borrowings.

The effective interest rate on the Credit Facility, including the interest rate swaps, during the three and nine months ended September 30, 2004 was 4.54% and 4.25%, respectively.

We have also issued $325 million 8 7/8% Senior Notes due 2010 (“Senior Notes”) and $600 million 10 7/8% Subordinated Notes due 2012 (“Subordinated Notes,” and collectively with the Senior Notes, the “Notes”). Interest is paid on the Notes semi-annually on June 15 and December 15. The Senior Notes were secured in conjunction with the restatement of the Credit Facility in connection with the SBC Directory Acquisition.

On February 6, 2004, we redeemed the remaining aggregate principal amount of the 9 1/8 % Senior Subordinated Notes due 2008 totaling $21.2 million at a redemption price of 104.563% of the principal amount thereof, plus accrued and unpaid interest. For the nine months ended September 30, 2004, we recorded interest expense related to these notes of $1.2 million, consisting of a premium over par value paid at redemption of $1.0 million, plus the write-off of $0.2 million of unamortized deferred financing costs.

7. Redeemable Convertible Preferred Stock and Warrants

We have 10 million shares of preferred stock authorized for issuance. At September 30, 2004 and December 31, 2003, we had 200,604 shares of Preferred Stock outstanding. The Preferred Stock, and any accrued and unpaid dividends, is convertible into common stock at any time at a price of $24.05 and earns a cumulative dividend of 8% compounded quarterly. We cannot pay cash dividends on the Preferred Stock through September 2005, during which time the dividends will accrue. After October 1, 2005, we may pay the Preferred Stock dividends in cash, subject to any limitations under our Credit Facility, or allow it to accrue, at our option. In connection with the issuance of the Preferred Stock, we also issued warrants to purchase 1.65 million shares of our common stock with exercise prices ranging between $26.82 and $28.62, which are exercisable at any time during a five-year term.

We may redeem the Preferred Stock in cash at any time on or after January 3, 2006 if the market price (as defined) of our common stock exceeds 200% of the conversion price for 30 of 45 trading days. The Preferred Stock is redeemable in cash by us at any time on or after January 3, 2013. The Preferred Stock is redeemable in cash at the option of the holder in the event of a change in control (as defined). At September 30, 2004 and December 31, 2003, the redemption value of the Preferred Stock was $230.3 million and $217.0 million, respectively, and at September 30, 2004, the Preferred Stock was convertible into approximately 9.6 million shares of common stock.

The net proceeds received from the issuance of Preferred Stock were allocated to the Preferred Stock, warrants issued along with Preferred Stock and the beneficial conversion feature (“BCF”) of the Preferred Stock based on their relative fair values. The fair value of the Preferred Stock was estimated using the dividend discount method, which determines the fair value based on the discounted cash flows of the security. The BCF is a function of the conversion price of the Preferred Stock, the fair value of the warrants and the fair market value of the underlying common stock on the date of issuance of the preferred stock. In connection with the issuance of our Preferred Stock and each subsequent quarterly dividend date, a BCF was recorded because the fair value of the underlying common stock at the time of issuance of the preferred stock was greater than the conversion price of the Preferred Stock. The BCF is treated as a deemed dividend because the Preferred Stock was convertible into common stock immediately after issuance. The Preferred Stock dividend for the three and nine months ended September 30, 2004 of $5.5 million and $16.2 million, respectively, consisted of the stated 8% dividend of $4.5 million and $13.3 million, respectively, and a BCF of $1.0 million and $2.9 million, respectively. The Preferred Stock dividend for the three and nine months ended September 30, 2003 of $5.1 million and $53.2 million, respectively, consisted of the stated 8% dividend of $4.2 million and $12.2 million, respectively, and a BCF of $0.9 million and $41.0 million, respectively. The BCF recorded in the nine months ended September 30, 2003 was higher than BCF amounts recorded in subsequent periods, reflecting the issuance of the preferred stock and related warrants in January 2003.

8. Restructuring Charge

Following the SPA Acquisition, we consolidated publishing and technology operations, sales offices and administrative personnel and relocated the headquarters functions in Overland Park, Kansas and Purchase, New York to Cary, North Carolina. Approximately 140 people were affected by the relocation of the headquarters functions in Overland Park, Kansas and Purchase, New York, of which 75 have been included in the restructuring reserve. The remaining 65 people have relocated with the Company. In 2003, $9.5 million was charged to earnings primarily representing severance and related costs associated with the consolidation of the publishing and technology operations, sales offices and administrative personnel and the relocation of our headquarters. In the second quarter of 2004, an additional reserve of $0.7 million was recorded representing an adjustment to previous severance and related cost estimates. In the third quarter of 2004, an additional reserve of $0.1 million was recorded representing an adjustment to previous severance cost estimates. Payments of $2.0 million and $6.1 million were made during the three and nine months ended September 30, 2004, respectively, and the remaining costs will be paid in 2004 and 2005. An additional reserve of $2.1 million was recorded during the second quarter of 2004, representing the estimated fair value of the remaining lease payments, net of estimated sub-lease income, on the former headquarters office lease in New York. Payments of $0.2 million and $0.3 million were made with respect to the former headquarters office lease during the three and nine months ended September 30, 2004, respectively, and the remaining payments will be made through 2006.

In 2003, a $2.2 million reserve was recorded, with an offsetting charge to goodwill, representing the closure of the pre-press publishing facility operated by SPA in Tennessee. The reserve represented the remaining lease payments, net of estimated sub-lease income, on the pre-press facility. Payments of $0.2 million and $0.5 million were made with respect to the former pre-press publishing facility during the three and nine months ended September 30, 2004, respectively, and the remaining payments will be made through 2012.

The table below shows the activity in our restructuring reserve during the three and nine months ended September 30, 2004.

Three Months
Ended September 30,
2004
Balance at June 30, 2004	$7,177
Additions to reserve charged to earnings	79
Payments	(2,317)

Balance at September 30, 2004	$4,939

Nine Months
Ended September 30,
2004
Balance at January 1, 2004	$8,499
Additions to reserve charged to earnings	3,280
Payments	(6,840)

Balance at September 30, 2004	$4,939

9. Benefit Plans

Retirement Plans. R. H. Donnelley has a defined benefit pension plan covering substantially all employees with at least one year of service. The benefits to be paid to employees are based on age, years of service and a percentage of total annual compensation. The percentage of compensation allocated to a retirement account ranges from 3.0% to 12.5% depending on age and years of service (“cash balance benefit”). Benefits for certain employees who were participants in the predecessor The Dun & Bradstreet Corporation (“D&B”) defined benefit pension plan are also determined based on the participant’s average compensation and years of service (“final average pay benefit”) and benefits to be paid will equal the greater of the final average pay benefit or the cash balance benefit. Pension costs, on an annual basis, are determined using the projected unit credit actuarial cost method. R.H. Donnelley’s funding policy is to contribute an amount at least equal to the minimum legal funding requirement. No contributions were required to be made in 2003, 2002 or 2001. The underlying pension plan assets are invested in diversified portfolios consisting primarily of equity and debt securities. A measurement date of December 31 is used for the majority of R. H. Donnelley’s plan assets.

R. H. Donnelley also has an unfunded non-qualified defined benefit pension plan, the Pension Benefit Equalization Plan (“PBEP”), which covers senior executives and certain key employees. Benefits are based on years of service and compensation (including compensation not permitted to be taken into account under the previously mentioned defined benefit pension plan).

R. H. Donnelley offers a defined contribution savings plan to substantially all employees and contributes $0.50 for each dollar contributed by a participating employee, up to a maximum of 6% of each participating employee’s salary (including bonus and commissions).

Other Postretirement Benefits. R. H. Donnelley has an unfunded postretirement benefit plan that provides certain healthcare and life insurance benefits to those full-time employees who reach retirement age while working for the Company.

The net periodic benefit expense of R.H. Donnelley’s pension and postretirement benefit plans for the three and nine months ended September 30, 2004 and 2003 was as follows:

	Pension Benefits
	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2004	2003	2004	2003
Service cost	$900	$821	$2,700	$2,443
Interest cost	963	928	2,889	2,764
Expected return on plan assets	(1,458)	(1,478)	(4,374)	(4,431)
Unrecognized prior service cost	27	26	81	80
Amortization of unrecognized loss	138	1	414	1

Net periodic benefit expense	$570	$298	$1,710	$857

	Other Benefits
	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2004	2003	2004	2003
Service cost	$113	$122	$339	$366
Interest cost	165	122	495	366
Unrecognized prior service cost	130	(17)	390	(51)
Amortization of unrecognized loss	32	25	96	75

Net periodic benefit expense	$440	$252	$1,320	$756

Net pension benefit expense for DonTech’s pension plan was $131 and for DonTech’s postretirement benefit plan was $72 for the three and nine months ended September 30, 2004, which represents the expense since the date of the SBC Directory Acquisition.

We do not expect to make significant cash contributions to the retirement and postretirement benefit plans in 2004.

In May 2004, the Financial Accounting Standards Board issued Financial Staff Position (“FSP”) No. FAS 106-2, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003, which provides guidance on accounting for the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 for employers that sponsor postretirement healthcare plans that provide drug benefits. The Act introduces prescription drug care benefits under Medicare and also allows for certain sponsors of postretirement benefit plans with a drug benefit to receive a non-taxable federal subsidy if certain criteria are met. The FSP requires interim and annual period financial statements beginning after June 15, 2004 to include the effect of the subsidy on the measurement of net periodic postretirement benefit costs. Pending final guidance on determining actuarial equivalency, the Company has not yet been able to determine the impact of the Act on its postretirement benefit plans. As a result, the accumulated postretirement benefit obligation and net periodic postretirement benefit costs do not yet reflect the effects of the Act.

10. Business Segments

We have revised our historical segment reporting to reflect the change in our business that resulted from the SBC Directory Acquisition and to reflect how management now reviews and analyzes the business. Our business of publishing yellow pages directories is now conducted in one reportable operating segment. All pre-press publishing services and other ancillary services previously performed on behalf of others are now performed entirely on behalf of the directories we now publish. As a result of the SBC Directory Acquisition, SBC ceased paying us revenue participation income and we no longer recognize our 50% net profits from DonTech. Thus, the DonTech partnership investment was eliminated and, consequently, partnership income was no longer recognized commencing on September 1, 2004. Accordingly, the previously reported DonTech operating segment is no longer applicable.

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

Based on our review of the latest information available, we believe our ultimate liability in connection with pending legal proceedings, including the litigation and tax matters described below, will not have a material adverse effect on our results of operations, cash flows or financial position, as described below. No material amounts have been accrued in our financial statements with respect to any of these matters.

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

In November 1996, the company then known as The Dun & Bradstreet Corporation separated through a spin-off (“1996 Distribution”) into three separate public companies: The Dun and Bradstreet Corporation, ACNielsen Corporation (“ACNielsen”), and Cognizant Corporation (“Cognizant”). In June 1998, The Dun & Bradstreet Corporation separated through a spin-off (“1998 Distribution”) into two separate public companies: R.H. Donnelley Corporation (formerly The Dun & Bradstreet Corporation) and a new company that changed its name to The Dun & Bradstreet Corporation. Later in 1998, Cognizant separated through a spin-off (“Cognizant Distribution”) into two separate public companies: IMS Health Incorporated (“IMS”), and Nielsen Media Research, Inc. (“NMR”). In September 2000, The Dun & Bradstreet Corporation separated into two separate public companies: Moody’s Corporation, (“Moody’s”) (formerly The Dun & Bradstreet Corporation), and a new company that changed its name to The Dun & Bradstreet Corporation. As a result of the form of R.H. Donnelley Corporation’s separation from The Dun & Bradstreet Corporation in 1998, we are the corporate successor of and technically the defendant and taxpayer referred to below as D&B with respect to any matter accruing prior to June 30 1998.

Information Resources, Inc.

The following is a description of an antitrust lawsuit filed in 1996 by Information Resources, Inc. (“IRI”). As more fully described below, VNU N.V., a publicly traded Dutch company (“VNU”), and its U.S. subsidiaries VNU, Inc., AC Nielsen, AC Nielsen (US), Inc. (“ACN (US)”), and NMR (collectively, the “VNU Parties”), have assumed exclusive joint and several liability for any judgment or settlement of this antitrust lawsuit. As a result of the indemnity obligation, we do not have any exposure to a judgment or settlement of this lawsuit unless the VNU Parties default on their obligations. In the event of such default, we have contingent liability for this matter as a result of our succeeding to D&B’s liabilities and obligations as part of the 1998 Distribution. In such event, however, under the contractual commitments described below, any such amounts that we might need to pay would be shared equally (50% each) by D&B and Moody’s, on a joint and several basis. Only if D&B and Moody’s were unable to bear all or a part of this liability, would we be liable, and then only to the extent that either of them could not satisfy their joint and several indemnity obligations to us.

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

Pursuant to a scheduling order entered by the Court on April 8, 2004, discovery ended on November 1, 2004, and trial is scheduled to begin April 18, 2005.

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

Accordingly, and as a result of the allocations of liability described above, in the event the VNU Parties default on their obligations under the Amended JDA, each of D&B and Moody’s will be jointly and severally responsible for the payment of any portion of any judgment or settlement ultimately payable by the Company (which is the defendant in the IRI action), which could be as high as all of the IRI Liabilities.

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

Tax Matters

D&B entered into global tax-planning initiatives in the normal course of its business, primarily through tax-free restructurings of both its foreign and domestic operations (collectively, “Legacy Tax Matters”). The IRS is currently disputing certain tax positions taken with respect to the Legacy Tax Matters. The status of these Legacy Tax Matters is summarized below, including the status of the tentative settlements of two of these matters described in our Form 10-Q for the quarter ended June 30, 2004 (“Q2 Form10-Q”).

Pursuant to a series of tax sharing and other agreements (collectively, “Tax Sharing Agreements”) relating to the spin-offs and separations referred to above, IMS and NMR are jointly and severally liable for, and must pay one-half of, and D&B and Moody’s are jointly and severally liable for, and must pay the other half of, any payments over

$137.0 million for taxes, accrued interest and other amounts resulting from the Legacy Tax Matters summarized below (other than the matter summarized below under “— Amortization and Royalty Expense Deductions/Royalty Income — 1997-2004,” for which D&B and Moody’s, jointly and severally, are solely responsible). D&B, on our behalf, was contractually obligated to pay, and did pay, the first $137.0 million of tax liability in connection with the matter summarized below as “— Utilization of Capital Losses — 1989-1990.”

Under the terms of the 1998 Distribution, D&B agreed to assume the defense and to indemnify us against any tax liability that may be assessed against us and any related costs and expenses that we may incur in connection with any of these Legacy Tax Matters. Also, as required by those agreements, Moody’s has agreed to be jointly and severally liable with D&B for the indemnity obligation to us. Under the terms of certain of the other spin-offs and separations, D&B and Moody’s have, between each other, agreed to be financially responsible for 50% of any potential liabilities that may arise to the extent such potential liabilities are not directly attributable to each party’s respective business operations. Only if D&B and Moody’s were unable to bear all or a part of these liabilities, would we be liable, and then only to the extent that both of them could not satisfy their joint and several indemnity obligations to us.

As we previously reported in our Q2 Form10-Q, we understand that D&B has negotiated with the IRS a tentative settlement of all outstanding issues related to the matters described below under “Utilization of Capital Losses – 1989-1990” (“Capital Losses Matter”) and, with respect to the matters described below under “Royalty Expense Deductions – 1993-1997” (“Royalty Expense Matter”), has negotiated a tentative settlement for tax years 1995 and 1996, which represented the great majority of the probable exposure for the Royalty Expense Matter (collectively, the “Proposed Settlements”). Having achieved the Proposed Settlements, the next step in the resolution process is for the relevant parties and the IRS to negotiate and execute final settlement agreements reflecting the terms of the respective Proposed Settlements, and then for the IRS to tender to the relevant taxpayer parties final settlement agreements. We understand that D&B is presently awaiting receipt of a final settlement agreement from the IRS with respect to the Capital Losses Matter and, as further described below, D&B recently received from the IRS a final settlement agreement with respect to the Royalty Expense Matter. These Proposed Settlements and any proposed final settlement agreements are tentative, and will not bind any of the parties until final settlement agreements are executed.

While we cannot assure you as to the outcome in these Legacy Tax Matters, management presently believes that D&B and Moody’s have sufficient financial resources, borrowing capacity and, where applicable, indemnity rights against IMS and NMR (who succeeded to Cognizant’s indemnity obligations under the Cognizant Distribution) and IMS and NMR in turn have sufficient financial resources and borrowing capacity to satisfy their respective indemnity obligations to D&B and Moody’s, so as to reimburse us for any payments we may be required to make and related costs we may incur in connection with these Legacy Tax Matters. Therefore, management presently believes that the ultimate resolution of these Legacy Tax Matters would not have a material adverse effect on the Company’s results of operations, cash flows or financial condition.

Utilization of Capital Losses – 1989 – 1990 (Proposed Settlement Pending)

In 2000, D&B filed an amended tax return with respect to the utilization of capital losses in 1989 and 1990 in response to a formal IRS notice of adjustment. The amended tax return reflected an additional $561.6 million of tax and interest due. In 2000, D&B paid the IRS approximately $349.3 million and IMS (on behalf of itself and NMR) paid the IRS approximately $212.3 million. We understand that these payments were made under dispute in order to stop additional interest from accruing and that D&B has filed a complaint for a refund in the United States District Court. As noted above, we understand that D&B has reached a Proposed Settlement of this Capital Losses Matter with the IRS and is expecting to receive a final settlement agreement reflecting the terms of such Proposed Settlement. The Proposed Settlement and any final settlement agreement is tentative and non-binding until a definitive settlement agreement is executed. The Proposed Settlement requires that the complaint for a refund be withdrawn and that D&B make an additional payment to the IRS. We understand that D&B expects that the net impact to D&B’s cash flow to settle this matter could be up to $14.0 million (tax, interest, and penalties, net of tax benefits), although we cannot assure you with respect to whether or not this Capital Losses Matter will be finally resolved or when or on what terms.

Royalty Expense Deductions – 1993 – 1997 (Proposed Settlement Pending)

In the second quarter of 2003, D&B received (on our behalf) a proposed notice of deficiency from the IRS with respect to a partnership transaction entered into in 1993. Specifically, the IRS proposed to disallow certain royalty expense deductions claimed by D&B on its 1993 through 1996 tax returns. We understand that D&B estimates that the disallowance of the 1993 and 1994 royalty expense deductions would result in a loss to it of approximately $5.0 million in pending tax refunds and that the additional tax liability to it with respect to the disallowance of the 1995 and 1996 royalty expense deductions could be up to approximately $45.5 million (tax, interest and penalties, net of tax benefits).

In addition, and also in the second quarter of 2003, D&B received from the IRS on behalf of the partnership associated with the above transaction a notice of proposed partnership adjustment challenging the tax treatment of certain royalty payments received by the partnership in which D&B was a partner. In that notice, the IRS is seeking to reallocate certain partnership income to D&B. In January and April 2004, D&B received additional IRS notices (similar to those received in the second quarter of 2003) associated with D&B’s remaining interest in the partnership transaction (as described above) for the three months in 1997 for which the entities were partners. The additional tax liability with respect to D&B’s share of this income for the notices received in the second quarter of 2003 and January and April 2004 could be up to $22.5 million (tax, interest and penalties, net of tax benefits). We understand that D&B believes that these positions regarding the partnership are inconsistent with the IRS’ position with respect to the same royalty expense deductions described above. This $22.5 million additional liability would be in addition to the $45.5 million of additional liability related to royalty expense deductions discussed in the previous paragraph.

As noted above, we understand that D&B has reached a Proposed Settlement with the IRS regarding the disallowance of the 1995 and 1996 royalty expense deductions portion of the Royalty Expense Matter. We also understand that during the third quarter of 2004, the IRS tendered to D&B (on our behalf) a final settlement agreement with respect to the Royalty Expense Matter for tax years 1995 and 1996, reflecting the financial terms (but not necessarily reflecting all other terms) set forth in the related Proposed Settlement. The Proposed Settlement and any final settlement agreement is tentative and non-binding until a definitive settlement agreement is executed.

In accordance with the Tax Sharing Agreements, we and D&B sought consent to execute the final settlement agreement for the Royalty Expense Matter for tax years 1995 and 1996 from the relevant parties having financial responsibilities for that matter under the Tax Sharing Agreements (i.e., Moody’s, IMS, NMR and D&B). All such parties consented to the final settlement agreement tendered by the IRS, with the exception of NMR and IMS.

As a result of NMR’s and IMS’s decision not to consent to the Royalty Expense Matter final settlement agreement, on November 1, 2004, D&B informed the IRS that we could not execute the final settlement agreement. On November 3, 2004, the IRS informed D&B that it was withdrawing the final settlement agreement with respect to the Royalty Expense Matter. As a result, we cannot predict at this time whether or not, or when, the parties will be able to conclude negotiations with the IRS with respect to a final settlement agreement regarding the Royalty Expense Matters for tax years 1995 and 1996 on the financial terms and/or other terms set forth in the Proposed Settlement, if at all.

The Tax Sharing Agreements, which govern each of the parties’ rights and obligations under these circumstances, provide (the “Royalty Expense Indemnity & Defense Provisions”) that, a party withholding consent to a proposed settlement shall “continue or initiate further proceedings” with the IRS “at its own expense, and the liability of [the parties previously in control of such proceedings] shall be limited to the liability that would have resulted from the proposed settlement agreement [that was not consented to] (including interest, additions to tax and penalties which have accrued at that time.)” We believe, therefore, as a result of the failure of NMR and IMS to provide their consent, our contingent (assuming each of D&B and Moody’s fail to satisfy their indemnity obligations to us) liability for this Royalty Expense Matter with respect to tax years 1995 and 1996 has been effectively capped at the amounts provided in the final settlement agreement tendered by the IRS. We also believe that in accordance with the Royalty Expense Indemnity & Defense Provisions, NMR and IMS would be jointly and severally liable for any excess amounts above those reflected in the final settlement agreement tendered by the IRS that may ultimately be owing under this Royalty Expense Matter with respect to tax years 1995 and 1996. We understand that D&B estimates that the ultimate resolution of this portion of the Royalty Expense Matter would have a projected net impact to its cash flow of $37.2 million (tax, interest and penalties, net of tax benefits).

IMS has recently alleged various breaches of our and D&B’s obligations under the Tax Sharing Agreements related to D&B’s management and attempted settlement of this matter with the IRS. In addition to “reserving it rights” against us and D&B, IMS has urged NMR (which is in direct contractual privity with us) to:

•	challenge our application of the Royalty Expense Indemnity & Defense Provisions of the Tax Sharing Agreements — specifically that NMR should reject our position that NMR must now lead the defense and that NMR and IMS jointly and severally indemnify us for any financial outcome that is less advantageous to us than the final settlement agreement); and

o	assert breaches of contract and to terminate the obligations of IMS and NMR to be jointly and severally liable for, and pay, one-half of the liabilities associated with the Legacy Tax Matters as provided under the Tax Sharing Agreements generally.

We and our legal counsel, and we understand D&B and their legal counsel, believe that neither NMR nor IMS have any right or the legal basis to terminate their indemnity obligations under the Tax Sharing Agreements, and that any attempt by them to do so will be found to be without merit, although we cannot assure you with respect to the ultimate outcome of that issue or with respect to the timing of its resolution.

We anticipate commencing arbitration proceedings along with D&B to enforce our respective rights under the Royalty Expense Indemnity & Defense Provisions and other provisions of the Tax Sharing Agreements should the negotiation process required by the Tax Sharing Agreements fail to resolve the parties’ dispute. While we believe that we should prevail in such arbitration, and thereby effectively cap our exposure with respect to the Royalty Expense Matter for tax years 1995 and 1996 at the levels described above, we cannot assure you as to the ultimate outcome of this matter or with respect to the timing of its resolution.

The 1993, 1994, and 1997 royalty expense deduction portions of the Royalty Expense Matter remain pending before the IRS. We understand that D&B estimates that the disallowance of the deductions for those tax years represents an exposure to it of approximately $6.6 million (tax, interest, and penalties, net of tax benefits).

Amortization Expense Deductions – 1997 – 2004

In the fourth quarter of 2003, D&B received (on our behalf) IRS notices of proposed adjustment with respect to a partnership transaction entered into in 1997. In addition, D&B received, on behalf of the partnership, various IRS materials further explaining the examining agent’s position with respect to the activities of the partnership in 1997 and 1998.

In April 2004, D&B received (on our behalf) proposed notices of deficiency from the IRS, proposing adjustments with respect to the same partnership transaction entered into in 1997 described above. The adjustments proposed in the April notices reflect the notices of proposed adjustment and other IRS materials referred to above.

Specifically, the IRS asserted that certain amortization expense deductions claimed by D&B on its 1997 and 1998 tax returns should be disallowed. We understand that D&B estimates that the additional tax liability to it as a result of the disallowance of the 1997 and 1998 amortization deductions and the disallowance of such deductions claimed from 1999 to date could be up to $57.8 million (tax, interest and penalties, net of tax benefits). This transaction is scheduled to expire in 2012 and, unless earlier terminated, based on current interest rates and tax rates, additional tax exposure would increase at a rate of approximately $2.1 million per quarter (including potential penalties) as future amortization expenses are deducted.

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

In the event the IRS were to prevail on both positions with respect to the royalty expense/income, which D&B believes unlikely, D&B estimates that the additional tax liability to it as a result of the disallowance of the 1997 and 1998 royalty expense deductions, the disallowance of such deductions claimed from 1999 to date and the inclusion of the reallocated royalty income for all relevant years could be up to $139.5 million (tax, interest and penalties, net of tax benefits), which would be in addition to the $57.8 million noted above related to the amortization expense deduction.

We understand that D&B has filed protests relating to these matters with the IRS Office of Appeals. We understand that during the third quarter of 2004, D&B was informed by the IRS Office of Appeals that this matter was being returned to the Examination Division of the IRS for further development of the issues. We understand that D&B is attempting to resolve these matters at the Appeals phase before proceeding to litigation, if necessary. If D&B were to challenge, at any time, any of these IRS positions for years 1997 and 1998 in U.S. District Court or the U.S. Court of Federal Claims, rather than in U.S. Tax Court, the disputed amounts for each applicable year would need to be paid in advance for the Court to have jurisdiction over the case.

Conclusion

As a result of our assessment of our exposure in these matters relating to our prior relationship with D&B and its former affiliates, especially in light of our indemnity arrangements with D&B and Moody’s (and the VNU Parties with respect to the IRI matter), and their respective financial resources, borrowing capacity and, in the case of certain Legacy Tax Matters, indemnity rights against IMS and NMR, and in turn IMS and NMR’s respective financial resources and borrowing capacity to satisfy their respective indemnity obligations to D&B and Moody’s, no material amounts have been accrued in our consolidated financial statements for any of these D&B-related litigation and tax matters.

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

12. Guarantees

R.H. Donnelley Inc. is a direct wholly owned subsidiary of the Company and the issuer of the Notes. The Company and the direct and indirect wholly owned subsidiaries of R.H. Donnelley Inc. jointly and severally, fully and unconditionally, guarantee these debt instruments. At September 30, 2004, R.H. Donnelley Inc.’s direct wholly owned subsidiaries were R.H. Donnelley Publishing & Advertising, Inc., R.H. Donnelley APIL, Inc., Get Digital Smart.com Inc., R H. Donnelley Publishing & Advertising of Illinois Partnership, DonTech Holdings, LLC., R.H. Donnelley Publishing & Advertising of Illinois Holdings, LLC and DonTech.

As of September 30, 2004, R.H. Donnelley Corporation has issued 200,604 shares of its Preferred Stock. See Note 7, Redeemable Convertible Preferred Stock and Warrants, for a further description of the terms of the Preferred Stock and the related dividend requirements. See Note 11, Litigation, for a description of various legal proceedings in which the Company is involved and related contingencies.

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

R.H. Donnelley Corporation
Consolidating Condensed Balance Sheet
September 30, 2004

				R.H.
			R.H.	Donnelley
			Donnelley	Publishing &
	R.H. Donnelley	R.H. Donnelley	Publishing &	Advertising of	Other
	Corp.	Inc.	Advertising,	Illinois	Guarantor		R.H. Donnelley
	(Parent)	(Issuer)	Inc.	Partnership	Subsidiaries	Eliminations	Corporation
Assets
Cash and cash equivalents	$—	$9,359	$(6,476)	$57	$(48)	$—	$2,892
Accounts receivable, net	—	—	227,964	181,105	—	—	409,069
Deferred directory costs	—	(4,210)	36,857	15	82,755	—	115,417
Other current assets	—	20,138	7,548	910	843	19	29,459

Total current assets	—	25,287	265,894	182,087	83,551	19	556,837
Investment in subsidiaries	230,249	5,989,590	(2,124,955)	26,803	2,830,454	(6,952,141)	—
Fixed assets, net	—	27,605	1,677	—	5,599	—	34,881
Other assets	—	96,879	—	—	8,092	—	104,972
Intangible assets, net	—	—	1,827,792	—	1,095,330	—	2,923,122
Goodwill	—	—	97,040	—	204,806	—	301,846

Total assets	$230,249	$6,139,361	$67,447	$208,890	$4,227,831	$(6,952,122)	$3,921,658

Liabilities, Preferred Stock and Shareholders’ Equity (Deficit)
Accounts payable and accrued liabilities	$—	$55,104	$21,251	10,482	$13,085	—	$99,922
Deferred directory revenue	—	—	239,953	76	—	—	240,029
Current portion LTD	—	126,224	—	—	—	—	126,224

Total current liabilities	—	181,328	261,204	10,558	13,086	—	466,175
Long-term debt	—	3,066,622	—		—	—	3,066,622
Deferred income taxes, net	—	4,303	95,728		30,406	(145)	130,292
Other long-term liabilities	—	26,604	980		443	292	28,319
Redeemable convertible preferred stock	211,505	211,505	—		—	(211,505)	211,505
Shareholders’ equity	18,744	2,648,999	(290,465)	198,332	4,183,897	(6,740,763)	18,744

Total liabilities, preferred stock and shareholders’ equity	$230,249	$6,139,361	$67,447	$208,890	$4,227,831	$(6,952,121)	$3,921,658

R.H. Donnelley Corporation
Consolidating Condensed Balance Sheet
December 31, 2003

			R.H. Donnelley
	R.H. Donnelley	R.H. Donnelley	Publishing &	Other		Consolidated
	Corp.	Inc.	Advertising,	Guarantor		R.H. Donnelley
	(Parent)	(Issuer)	Inc.	Subsidiaries	Eliminations	Corporation
Assets
Cash and cash equivalents	$—	$6,900	$801	$21	$—	$7,722
Accounts receivable, net	—	—	210,981	—	—	210,981
Deferred directory costs	—	—	33,034	—	—	33,034
Other current assets	—	12,696	20,158	—	—	32,854

Total current assets	—	19,596	264,974	21	—	284,591
Investment in subsidiaries	141,978	2,362,171	(2,124,955)	4,250,311	(4,453,776)	175,729
Fixed assets, net	—	17,201	3,424	—	(1)	20,624
Other assets	—	95,583	—	—	—	95,583
Intangible assets	—	—	1,865,167	—	—	1,865,167
Goodwill	—	—	97,040	—	—	97,040

Total assets	141,978	$2,494,551	$105,650	$4,250,332	$(4,453,777)	$2,538,734

Liabilities, Preferred Stock and Shareholders’ Deficit
Accrued liabilities	$—	$119,155	$19,292	$—	$(104,945)	$33,502
Deferred revenue	—	—	216,525	—	—	216,525
Current portion LTD	—	49,586	—	—	—	49,586

Total current liabilities	—	168,741	235,817	—	(104,945)	299,613
Long-term debt	—	2,042,547	—	—	—	2,042,547
Deferred tax	—	(22,739)	(50,480)	106,848	—	33,629
Other long-term liabilities	—	20,940	27	—	—	20,967
Redeemable convertible preferred stock	198,223	—	—	—	—	198,223
Shareholders’ (deficit) equity	(56,245)	285,062	(79,714)	4,143,484	(4,348,832)	(56,245)

Total liabilities, preferred stock and shareholders’ (deficit) equity	$141,978	$2,494,551	$105,650	$4,250,332	$(4,453,777)	$2,538,734

R.H. Donnelley Corporation
Consolidating Condensed Statement of Operations
For the Three Months Ended September 30, 2004

				R.H.
			R.H.	Donnelley
			Donnelley	Publishing &
	R.H. Donnelley	R.H. Donnelley	Publishing &	Advertising of	Other
	Corp.	Inc.	Advertising,	Illinois	Guarantor		R.H. Donnelley
	(Parent)	(Issuer)	Inc.	Partnership	Subsidiaries	Eliminations	Corporation
Revenue	$—	$3,105	$140,759	$540	$8,310	$(8,310)	$144,405
Expenses	—	(29,387)	89,498	40,552	5,591	(16,270)	89,985
Partnership income	—	3,405	—	—	23,820	(7,959)	19,266
Equity income (loss)	79,625	148,793	—	—	(37,886)	(190,530)	—

Operating income (loss)	79,625	184,690	51,261	(40,012)	(11,348)	(190,531)	73,686
Interest expense	—	43,157	—	—	—	—	43,157
Pre-tax income (loss)	79,625	141,533	51,261	(40,012)	(11,348)	(190,530)	30,529
Income tax (benefit) expense	—	(40,265)	56,948	(40,012)	(4,628)	—	12,055

Net income (loss)	79,625	181,798	(5,687)	—	(6,720)	(190,530)	18,474
Preferred dividend	5,501	—	—	—	—	—	5,501

Income (loss) available to common shareholders	$74,124	$181,798	$(5,687)	$(40,012)	$(6,720)	$(190,530)	$12,973

R.H. Donnelley Corporation
Consolidating Condensed Statement of Operations
For the Three Months Ended September 30, 2003

			R.H.
			Donnelley
	R.H. Donnelley	R.H. Donnelley	Publishing &	Other		Consolidated
	Corp.	Inc.	Advertising	Guarantor		R.H. Donnelley
	(Parent)	(Issuer)	Inc.	Subsidiaries	Eliminations	Corporation
Net revenue	$	$4,594	$84,715	$—	$—	$89,309
Expenses	—	21,437	49,607	31	—	71,075
Partnership and equity (loss) income	3,798	46,898	—	58,373	(76,463)	32,606

Operating (loss) income	3,798	30,055	35,108	58,373	(76,463)	50,840
Interest (expense) income	—	(47,313)	(48,169)	49,951	—	(45,531)
Other income	—	—	—	—	—	—

Pre-tax (loss) income	3,798	(17,258)	(13,061)	108,293	(76,463)	(5,309)
Income tax expense (benefit).	(105)	(21,056)	(5,146)	27,713	—	(1,406)

Net (loss) income	3,903	3,798	(7,915)	80,580	(76,463)	(3,903)
Preferred dividend	5,082	—	—	—	—	5,082

(Loss) income available to common shareholders	$(1,179)	$3,798	$(7,915)	$80,580	$(76,463)	$(1,179)

R.H. Donnelley Corporation
Consolidating Condensed Statement of Operations
For the Nine Months Ended September 30, 2004

				R.H.
			R.H.	Donnelley
			Donnelley	Publishing &
	R.H. Donnelley	R.H. Donnelley	Publishing &	Advertising of	Other		Consolidated
	Corp.	Inc.	Advertising,	Illinois	Guarantor		R.H. Donnelley
	(Parent)	(Issuer)	Inc.	Partnership	Subsidiaries	Eliminations	Corporation
Net revenue	$—	$12,971	$419,341	$540	$8,310	$(8,310)	$432,853
Expenses	—	16,380	211,955	(40,552)	5,642	(16,269)	258,262
Partnership income	—	12,777	—	—	73,148	(7,959)	77,967
Equity income	79,625	148,793	—	—	(37,886)	(190,532)	—

Operating income (loss)	79,625	158,161	207,386	(40,012)	37,929	(190,531)	252,558
Interest expense	—	120,951	—	—	—	—	120,951

Pre-tax income	79,625	37,210	207,386	(40,012)	37,929	(190,531)	131,607
Income tax (benefit) expense	—	(42,415)	81,431	—	12,965	—	51,981

Net income	79,625	79,625	125,955	(40,012)	24,964	(190,531)	79,626
Preferred dividend	16,180	—	—	—	—	—	16,180

Income available to common shareholders	$63,445	$79,625	$125,955	$(40,012)	$24,964	$(190,531)	$63,446

R.H. Donnelley Corporation
Consolidating Condensed Statement of Operations
For the Nine Months Ended September 30, 2003

			R.H.
	R.H. Donnelley	R.H. Donnelley	Donnelley	Other		Consolidated
	Corp.	Inc.	Publishing &	Guarantor		R.H. Donnelley
	(Parent)	(Issuer)	Advertising	Subsidiaries	Eliminations	Corporation
Net revenue	$—	$17,597	$122,766	$—	$—	$140,363
Expenses	—	56,817	135,296	442	—	192,555
Partnership (loss) income	(56,649)	64,237	—	169,911	(85,919)	91,580

Operating (loss) income	(56,649)	(25,017)	(12,530)	169,469	(85,919)	39,388
Interest (expense) income	—	(142,806)	(143,079)	148,425	—	(137,460)
Other income	—	1,523	—	—	—	1,523

Pre-tax (loss) income	(56,649)	(16,266)	(155,609)	317,894	(85,919)	(96,549)
Income tax (benefit) expense	(455)	(59,617)	(61,310)	81,027	—	(40,355)

Net (loss) income	(56,194)	(56,619)	(94,299)	236,867	(85,919)	(56,194)
Preferred dividend	53,214	—	—	—	—	53,214

(Loss) income available to common shareholders	$(109,408)	$(56,649)	$(94,299)	$236,867	$(85,919)	$(109,408)

R.H. Donnelley Corporation
Consolidating Condensed Statement of Cash Flows
For the Nine Months Ended September 30, 2004

				R.H.
			R.H.	Donnelley
			Donnelley	Publishing &			Consolidated
	R.H. Donnelley	R.H.	Publishing &	Advertising of	Other		R.H.
	Corp.	Donnelley Inc.	Advertising,	Illinois	Guarantor		Donnelley
	(Parent)	(Issuer)	Inc.	Partnership	Subsidiaries	Eliminations	Corporation
Cash flow from operations	$—	$68,076	$329,949	$(9,950)	$132,460	$(196,832)	$323,703
Cash flow from investing activities	—	(17,398)	38,036	(12,594)	(1,433,768)	—	(1,425,724)
Cash flow from financing activities
Debt repayments	—	(261,918)	—	—	—	—	(261,918)
Intercompany transfers	(6,215)	(1,135,123)	(397,335)	22,601	1,301,240	(196,832)	—
Other	6,215	1,348,821	4,072	—	—	—	1,359,109

Net cash flow from financing activities	—	(48,220)	(375,263)	22,601	1,301,240	(196,832)	1,097,191

Change in cash	—	2,458	(7,277)	57	(68)	—	(4,830)
Cash at beginning of year	—	6,900	801	—	21	—	7,722

Cash at end of period	$—	$9,358	$(6,476)	$57	$(47)	$—	$2,892

R.H. Donnelley Corporation
Consolidating Condensed Statement of Cash Flows
For the Nine Months Ended September 30, 2003

			R.H. Donnelley		Consolidated
	R.H. Donnelley	R.H.	Publishing &	Other	R.H.
	Corp.	Donnelley Inc.	Advertising,	Guarantor	Donnelley
	(Parent)	(Issuer)	Inc.	Subsidiaries	Corporation
Cash flow from operations	$—	$(129,950)	$43,954	$312,093	$226,097
Cash flow from investing activities	69,300	(410,214)	(32,292)	—	(373,233)
Cash flow from financing activities	(69,300)	538,217	11,638	(312,128)	145,151

Change in cash	—	(1,974)	24	(35)	(1,985)
Cash at beginning of year	—	7,745	—	42	7,787

Cash at end of period	$—	$5,771	$24	$7	$5,802

13. Lease Commitments

The lease of the new corporate headquarters building in Cary, North Carolina commenced April 1, 2004 and expires September 30, 2015. The lease terms include eight months of free rent and escalating rent thereafter. Total cash rental payments of $16.0 million will be recognized as rent expense on a straight-line basis over the lease term. In accordance with FASB Technical Bulletin No. 88-1, Issues Relating to Accounting for Leases, landlord lease incentives totaling $2.7 million were recorded during the second quarter of 2004 with a corresponding increase in leasehold improvements, which are being amortized ratably as a monthly reduction to rent expense over the lease term. The leasehold improvements are being amortized over the term of the lease or their useful lives, whichever is less.

In connection with the SBC Directory Acquisition, we assumed certain leased office facilities relating to DonTech’s sales operations and its headquarters. Total cash rental payments, net of sublease rental income, of $13.8 million will be recognized on a straight-line basis over the terms of the lease agreements ending in 2013.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Information

Certain statements contained in this Quarterly Report on Form 10-Q regarding our future operating results, performance, business plans or prospects and any other statements not constituting historical fact are “forward-looking statements” subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. Where possible, words such as “believe”, “expect”, “anticipate”, “should”, “will”, “would”, “planned”, “estimated”, “potential”, “goal”, “outlook”, “may”, “predicts”, “could”, and similar expressions, and the negative of those words and other comparable expressions, are used to identify such forward-looking statements. All forward-looking statements reflect only our current beliefs and assumptions with respect to our future results, business plans, and prospects, and are based solely on information currently available to us. Accordingly, these statements are subject to significant risks and uncertainties and our actual results, business plans and prospects could differ significantly from those expressed in, or implied by, these statements. We caution readers not to place undue reliance on, and we undertake no obligation to update, other than imposed by law, any forward-looking statements. All forward-looking statements attributable to us or on our behalf are expressly qualified in their entirety by this cautionary statement. Such risks and uncertainties are described in detail in our Annual Report on Form 10-K for the year ended December 31, 2003 and our other filings with the SEC, and, in addition, include the following risks and uncertainties arising from or otherwise relating to our recent acquisition of the directory publishing business of SBC Communications, Inc. (“SBC”) in Illinois and Northwest Indiana, including SBC’s interests in The DonTech II Partnership, our 50/50 general partnership with SBC (“DonTech”) (collectively, the “SBC Directory Acquisition”), and related financing.

Unless otherwise indicated, the terms “Donnelley”, “Company”, “we”, “us” and “our” refer to R.H. Donnelley Corporation and its direct and indirect wholly owned subsidiaries.

(1)	We may not be able to successfully integrate the SBC Directory Acquisition into our operations, which could adversely affect our business.

The integration of the directory publishing business in Illinois and Northwest Indiana into our operations involves a number of risks, including:

•	difficulty integrating operations;

•	diversion of management attention;

•	potential disruption of ongoing business because of the unknown reactions to the combination of the acquired business and Donnelley by vendors, customers and other key constituencies;

•	difficulties in assimilating the employees, technologies, services and products of the acquired business;

•	inability to retain key personnel;

•	inability to successfully incorporate acquired business components with Donnelley’s existing infrastructure; and

•	inability to maintain uniform standards, controls, procedures and policies.

If we are unable to effectively integrate operations in a timely and efficient manner, we may not realize the benefits expected from the SBC Directory Acquisition. Failure to overcome these risks or any other problems encountered in connection with the SBC Directory Acquisition could slow our growth or lower the quality of our services, which could reduce customer demand.

(2)	Our ability to meet substantial debt service obligations

We have a substantial amount of debt and significant debt service obligations in the remainder of 2004 and thereafter, due in large part to the financing related to the SBC Directory Acquisition. As of September 30, 2004, we had total outstanding debt of $3,192.8 million. See “Liquidity and Capital Resources” below for further details regarding our debt obligations and instruments. While we believe we are less leveraged than many of our competitors that are not affiliated with larger telephone companies, nevertheless, as a result of our significant amount of debt and debt service obligations, we face increased risks associated with, but not limited to, the following:

•	our ability to obtain additional financing in excess of the borrowing capacity under our $175 million Revolving Credit Facility (the “Revolver”) and/or under the $400 million of incremental borrowings potentially available under Term Loan C (as described in further detail in “Liquidity and Capital Resources “ below) on satisfactory terms to fund working capital requirements, capital expenditures, acquisitions, investments, debt service requirements and other general corporate requirements is limited;

•	we are more vulnerable to general economic downturns, competition and industry conditions, which could place us at a competitive disadvantage compared to our competitors that may be less leveraged;

•	we face increased exposure to rising interest rates as a portion of our debt is at variable interest rates;

•	we have reduced availability of cash flow to fund working capital requirements, capital expenditures, acquisitions or other strategic initiatives, investments and other general corporate requirements because a substantial portion of our cash flow will be needed to service our debt obligations; and

•	we have limited flexibility in planning for, or reacting to, changes in our business and the industry in which we operate.

Our ability to pay principal and interest on our debt obligations will depend upon our future operating performance and our ability to refinance debt. If we are unable to service our debt and fund our business, we may be forced to reduce or delay capital expenditures, defer or refuse to pursue certain strategic initiatives, seek additional debt financing or equity capital, restructure or refinance our debt or sell assets. We cannot assure you that we would be able to obtain additional financing, refinance existing debt or sell assets on satisfactory terms or at all.

(3)	Restrictive covenants under our debt and Preferred Stock agreements

The indentures governing our 8 7/8% Senior Notes (“Senior Notes”) due 2010 and 10 7/8% Senior Subordinated Notes (“Subordinated Notes”) due 2012 (collectively, the “Notes”) and our Senior Secured Credit Facility, as amended and restated on September 1, 2004 in connection with the SBC Directory Acquisition (“Credit Facility”), include a number of significant restrictive covenants. See “Liquidity and Capital Resources” below for further details regarding our debt instruments. These covenants could adversely affect us by limiting our ability to plan for or react to market conditions or to meet our capital needs. These covenants, among other things, restrict our ability and the ability of our subsidiaries to:

•	incur additional debt;

•	pay dividends on our equity interests or repurchase equity interests;

•	make certain investments;

•	enter into certain types of transactions with affiliates;

•	limit dividends or other payments by our restricted subsidiaries to us;

•	use assets as security in other transactions; and

•	sell certain assets or merge with or into other companies.

In addition, our Credit Facility includes other and more restrictive covenants and prohibits us from prepaying the Notes while borrowings under the Credit Facility are outstanding. The Credit Facility also requires us to maintain certain financial ratios and meet other financial tests. Our failure to comply with these covenants could result in an event of default, which, if not cured or waived, could require us to repay these borrowings before their scheduled due date. If we were unable to make this repayment or otherwise refinance these borrowings, the lenders under the Credit Facility and the holders of our Senior Notes, which became secured in connection with the restatement of the Credit Facility for the SBC Directory Acquisition, could foreclose on our assets, substantially all of which have been subjected to security interests in favor of the lenders under the Credit Facility and the holders of our Senior Notes. In addition, these lenders could elect to declare all amounts borrowed under the Credit Facility, together with accrued interest, to be due and payable, which, in some instances, would be an event of default under the indentures governing the Notes. If we were unable to refinance these borrowings on favorable terms, our results of operations and financial condition could be adversely impacted by increased costs and less favorable terms, including rates and covenants. Any future refinancing of the Credit Facility is likely to contain similar restrictive covenants.

Furthermore, the terms of the purchase agreement with respect to our redeemable, convertible, cumulative preferred stock (“Preferred Stock”), among other things, restricts our ability and the ability of our subsidiaries to:

•	incur additional debt;

•	enter into major corporate transactions;

•	pay dividends on shares of our common stock or repurchase shares of our common stock;

•	enter into certain types of transactions with affiliates; and

•	sell or acquire certain assets.

Our failure to comply with these terms would result in a breach of this agreement, which could have a material adverse effect on our business.

(4)	The loss of important intellectual property rights or decrease in the value of our affiliation with Sprint or SBC local telephone companies

Some trademarks such as the “Sprint”, “SBC” and “Donnelley” brand names and other intellectual property rights are important to our business. We rely upon a combination of copyright and trademark laws as well as contractual arrangements, including licensing agreements, particularly with respect to Sprint and SBC markets, to establish and protect our intellectual property rights. We are required from time to time to bring lawsuits against third parties to protect our intellectual property rights. Similarly, from time to time, we are party to proceedings whereby third parties challenge our rights. We cannot be sure that any lawsuits or other actions brought by us will be successful or that we will not be found to infringe the intellectual property rights of third parties. Although we are not aware of any material infringements of any trademark rights that are significant to our business, any lawsuits, regardless of their outcome, could result in substantial costs and diversion of resources and could have a material adverse effect on our business, financial condition or results of operations. In addition, we only have rights to use the Sprint and SBC name and logos in certain markets. The loss of important intellectual property rights such as trademarks could have a material adverse effect upon our business, financial condition and results of operations.

In addition, the Telecommunications Act of 1996 opened local telephone markets to increased competition, which may adversely impact the market position of telephone utilities, including Sprint Corporation (“Sprint”) and SBC. In addition, Federal Communication Commission rules regarding local number portability, advances in communications technology (such as wireless devices and voice over Internet protocol) and demographic factors (such as potential shifts in younger generations away from wireline telephone communications towards wireless or other communications technologies) may further erode the market position of telephone utilities, including Sprint and SBC. As a result, we cannot assure you that Sprint or SBC will remain the primary local telephone service provider in its local service areas. If either Sprint or SBC were no longer the primary local telephone service provider in any particular local service area, our license to be the exclusive publisher in their respective markets and to use the Sprint or SBC brand name, as the case may be, on our directories in those markets may not be as valuable as we presently anticipate, and we may not realize some of the anticipated benefits under our commercial arrangements with Sprint or SBC.

(5)	Impact of bankruptcy proceedings against Sprint and SBC during the term of the commercial arrangements

Contract rights under the directory services license agreement, trademark license agreement and non-competition agreement with Sprint and its affiliates, as well as under the directory services license agreement and non-competition agreement with SBC and its affiliates constitute a substantial portion of our commercial arrangements with Sprint and SBC, as the case may be. Pursuant to these commercial arrangements, we are the exclusive directory publisher for Sprint in the markets where Sprint provided telephone service at the time of the relevant agreements and for SBC in Illinois and Northwest Indiana. If a bankruptcy case were to be commenced by or against Sprint or SBC, as the case may be, it is possible that all or part of the applicable agreements could be considered an executory contract and could therefore be subject to rejection by Sprint or SBC, as the case may be, or by a trustee appointed in a bankruptcy case pursuant to Section 365 or Section 1123 of the United States Bankruptcy Code.

If one or more of these agreements were rejected, the applicable agreement may not be specifically enforceable, in which case we would have only an unsecured claim for damages against Sprint or SBC, as the case may be, for the breach of contract resulting from the rejection. If the applicable directory services license agreement were rejected, we would, among other things, no longer be entitled to be Sprint’s or SBC’s, as the case may be, exclusive publisher of telephone directories in the affected markets. We could also lose our right to use Sprint’s and/or SBC’s name and logo, as the case may be, and to enforce the provisions of the applicable agreements under which we have the right to license trademarks of successor local exchange carriers in the Sprint or SBC markets, as the case may be. If the applicable non-competition agreement were rejected and specific enforcement were not available, Sprint or SBC, as the case may be, would, among other things, no longer be precluded from publishing print telephone directories or selling certain advertising in the applicable restricted markets.

In connection with the SPA Acquisition, Sprint created a bankruptcy remote special purpose vehicle in the form of a limited liability company and contributed and assigned the trademarks being licensed to us under the trademark license agreement to this limited liability company. The operating agreements of this limited liability company require, among other things, that the board of managers of this entity include one independent manager that is unaffiliated with Sprint. The consent of this independent manager is required for the entity to take certain actions, including, among other things, commencement of a bankruptcy proceeding. Because the trademarks were contributed to this limited liability company, our rights under the trademark license agreement are not subject to rejection in the event of a bankruptcy proceeding involving Sprint unless there is also a bankruptcy proceeding involving this limited liability company. Although we believe that the likelihood of this entity being the subject of a bankruptcy proceeding is limited by this structure and the governing provisions of the operating agreement, if the trademark license agreement were rejected in a bankruptcy proceeding, we would lose the right to use the Sprint brand name for the former SPA directories we now publish in those markets.

In the SBC Directory Acquisition, no bankruptcy remote special purpose vehicles have been established so that we are relatively more susceptible to bankruptcy risk with respect to the commercial arrangement with SBC and its affiliates, although management believes that SBC’s credit rating and financial position are significantly better than that of Sprint at the time of the SPA Acquisition.

We cannot assure you that any loss of rights under any of these arrangements with Sprint and its affiliates or SBC and its affiliates would not have a material adverse effect on our financial condition or results of operations.

(6)	Our inability to enforce the non-competition agreement with Sprint or SBC

In connection with the SPA Acquisition and the SBC Directory Acquisition, Sprint and SBC, each entered into a non-competition agreement with us. The Sprint non-competition agreement prohibits Sprint in the markets where Sprint provided local telephone service at the time of the transaction from selling local directory advertising or producing, publishing and distributing print directories, with certain limited exceptions. The SBC non-competition agreement prohibits SBC from producing, publishing and distributing print directories in Illinois and Northwest Indiana, from selling local or national directory advertising in such directories and from selling local internet yellow pages advertising for certain internet yellow pages directories (or from licensing certain SBC marks to a third party for that purpose), subject to limited exceptions. However, under state and federal law, a covenant not to compete is only enforceable:

•	to the extent it is necessary to protect a legitimate business interest of the party seeking enforcement;

•	if it does not unreasonably restrain the party against whom enforcement is sought; and

•	if it is not contrary to the public interest.

Enforceability of a non-competition covenant is determined by a court based on all of the facts and circumstances of the specific case at the time enforcement is sought. For this reason, it is not possible for us to predict whether, or to what extent, a court will enforce either Sprint or SBC’s covenants not to compete against us during the term of the non-competition agreement. If a court were to determine that the non-competition agreement is unenforceable, Sprint or SBC, as the case may be, could compete directly against us in the previously restricted markets. We cannot assure you that our inability to enforce the non-competition agreement with Sprint or SBC would not have a material adverse effect on our financial condition or results of operations.

(7)	Early termination of commercial arrangements

Our commercial arrangements with each of Sprint and SBC have an initial term of 50 years, subject to specified automatic renewal and early termination provisions. These commercial arrangements with Sprint and SBC may be terminated by them prior to their stated term under certain specified circumstances, some of which at times may be beyond our reasonable control and/or which may require extraordinary efforts or the incurrence of material excess costs on our part in order to avoid breach of the applicable agreement. The respective details of these early termination provisions are included in the respective agreements, which are filed as exhibits to this Quarterly Report on Form 10-Q, and were summarized with respect to the SBC Directory Acquisition in our Current Report on Form 8-K furnished to the Securities and Exchange Commission on September 3, 2004. We cannot assure you that these arrangements will remain in place for their full stated term or that we will be able to avoid all potential breaches of or defaults under these commercial arrangements. Further, we cannot assure you that any remedy exercised by Sprint or SBC, as the case may be, under any of these arrangements with Sprint or SBC would not have a material adverse effect on our financial condition or results of operations.

(8)	Exposure to the Midwest economy

Following and giving pro forma effect to the SBC Directory Acquisition, approximately 45% of our net revenues will be derived from the sale of SBC-branded directory advertising (and other related products and services) in Illinois and Northwest Indiana. The Midwest economy, and particularly Chicago, has been relatively slower to recover from the economic recession than many other parts of the country and many of our other markets, especially many of our Nevada and Florida markets. While the SBC Directory Acquisition moderated our dependence on and risk associated with heavily tourist-driven economies, it increased our exposure to and risk associated with the slower growth Midwest economy. As a result, we may experience lower than previously expected revenue growth in the future.

(9)	Transition Services Arrangements with SBC

In connection with the SBC Directory Acquisition, we entered into a transition services agreement with SBC pursuant to which affiliates of SBC continue to perform certain functions on behalf of the acquired directory business following the closing of the acquisition. The primary transition services provided by SBC and its affiliates under this agreement include certain information technology support, certain marketing services, certain pre-press publishing and distribution services, and certain customer service and billing and collection services. Substantially all of these functions will be assumed by us at various times through the third quarter of 2005. While there are certain performance standards and estimated costs specified in the transition services agreement and we expect SBC to faithfully and appropriately discharge its obligations under the agreement consistent with the specified standards and estimated costs, we do not control SBC so that there can be no assurance that all of these functions will be successfully executed on a timely basis or that we will not have to expend extraordinary efforts or material costs in excess of those estimated in the transition services agreement. Further, we cannot assure you that any interruption in these services or such extraordinary efforts or costs would not have a material adverse effect on our financial condition or results of operations.

One of the most critical functions being performed by SBC under the transition services agreement relates to billing and collection. Under that agreement, the local SBC telephone company bills and collects from our local advertising customers in the Illinois and Northwest Indiana directories and remits collections (net of a specified holdback) to us through early 2005. On a monthly basis, SBC purchases the receivables related to those directories from us on a full recourse basis, and as such, we continue to include our portion of the billed and unbilled receivables and any related allowance for doubtful accounts and sales claims on our consolidated balance sheet. We record an advance from SBC that is decreased as SBC collects from our advertisers, thus satisfying that liability. In early 2005, we will buy back from SBC all uncollected accounts receivable balances. Thereafter, we will perform all billing and collection functions in house.

We presently expect the customer billing conversion to take place during the first quarter of 2005. SBC is responsible for the initial process of extracting all unbilled future customer billing and receivables balances due from the telephone company billing systems. RHD is responsible for loading the new billing, reconciliation, and issuing direct bills to our customers upon conversion. While every effort is being made by the joint project team of SBC and RHD management to successfully execute this critical step in the acquisition integration process, considering the large bill volume and relative complexity of the systems processes involved, we cannot assure you that we will not have some interruption in services, extraordinary cost or customer dissatisfaction resulting from this conversion or that any such impacts would not have a material adverse effect on our financial condition or results of operations.

Corporate Overview

We are a leading yellow pages publisher and directional media company. Directional media is where consumers go to find who sells the goods and services they are ready to purchase. We currently publish 389 yellow pages directories, including 260 Sprint-branded directories in 18 states, with major markets including Las Vegas, Orlando, and Lee County, Florida, with a total distribution of approximately 18 million serving approximately 160,000 local and national advertisers, and 129 SBC-branded directories in Illinois and Northwest Indiana, with a total distribution of approximately 10 million serving approximately 100,000 local and national advertisers. We also offer online city guides and search web sites in our major Sprint markets under the Best Red Yellow Pages brand at www.bestredyp.com and in the Chicago area at www.chicagolandyp.com. We also sell local advertising in Illinois and Northwest Indiana onto www.SMARTpages.com, SBC’s Internet yellow pages platform.

On January 3, 2003, we acquired all the outstanding capital stock of the various entities comprising Sprint Publishing and Advertising (“SPA”), Sprint’s directory publishing business (collectively, the “SPA Acquisition”), for $2.23 billion in cash. The acquisition was accounted for as a purchase business combination and the purchase price was allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their respective fair values on the acquisition date. The results of the SPA business are included in our consolidated results from January 3, 2003. The acquired SPA business operates as R.H. Donnelley Publishing & Advertising, Inc., an indirect wholly owned subsidiary of the Company.

Recent Developments

On September 1, 2004, we completed the SBC Directory Acquisition for $1.41 billion in cash, after working capital adjustments and the settlement of a $30 million liquidation preference owed to us related to DonTech. The fair value of the tangible and identifiable intangible assets acquired and liabilities assumed for the SBC Directory Acquisition was $1.38 billion. The acquisition was accomplished pursuant to, and in accordance with, the terms of the Purchase Agreement, dated as of July 28, 2004, by and among the Company, Ameritech Corporation (“Ameritech”), a direct wholly owned subsidiary of SBC, and Ameritech Publishing, Inc. (“API”), a direct wholly owned subsidiary of Ameritech. The acquisition was accounted for as a purchase business combination and the purchase price was allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their respective fair values on the acquisition date. The results of the SBC Directory Acquisition business are included in our consolidated results from September 1, 2004. The acquired SBC directory business operates as R.H. Donnelley Publishing & Advertising of Illinois Partnership, an indirect wholly owned subsidiary of the Company.

Segment Reporting

We have revised our historical segment reporting to reflect the change in our business that resulted from the SBC Directory Acquisition and to reflect how management now reviews and analyzes the business. Our business of publishing yellow pages directories is now conducted in one reportable operating segment. All pre-press publishing services and other ancillary services previously performed on behalf of others are now performed entirely on behalf of the directories we now publish. As a result of the SBC Directory Acquisition, SBC ceased paying us revenue participation income and we no longer recognize our 50% net profits from DonTech. Thus, the DonTech partnership investment was eliminated and, consequently, partnership income was no longer recognized commencing on September 1, 2004. Accordingly, the previously reported DonTech operating segment is no longer applicable.

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

Management believes the current assumptions and other considerations used to estimate these amounts in the Company’s consolidated financial statements are appropriate. Each of these critical accounting estimates pertains to the Company both before and after giving effect to the SBC Directory Acquisition, provided however, that the quantitative aspects and estimated effects on net income disclosed below do not apply to or include our previously reported DonTech operating segment or the acquired SBC directory business. The Company will include in its next Annual Report on Form 10-K quantitative information with respect to these critical accounting estimates as they relate to the combined company, including the acquired SBC directory business.

Allowance for Doubtful Accounts and Sales Claims

We record our revenue net of an allowance for sales claims. In addition, we record a provision for bad debts. The provision for bad debts and allowance for sales claims are estimated for each directory based on historical experience. We also evaluate the current condition of our customer balances, bankruptcy filings, historical charge-off patterns, recovery rates and other data when determining our allowance for doubtful accounts reserve. We review these estimates periodically to assess whether additional adjustment is needed based on economic events or other circumstances, including actual experience at the end of the billing and collection cycle with respect to each directory. We presently believe that the allowance for doubtful accounts and sales claims is adequate to cover anticipated losses under current conditions; however, significant deterioration in any of the factors noted above or in the overall economy could materially change these expectations. The provisions for sales claims and doubtful accounts are estimated based on a percentage of revenue. Accordingly, an additional 1% change in either of these allowance percentages would impact net income by approximately $3.0 million annually.

Pension Benefits

Our pension plan obligations and related assets of our defined benefit retirement plans are presented in Note 9 to our consolidated financial statements. Plan assets consist primarily of marketable equity and debt instruments and are valued using market quotations. Plan obligations and annual pension expense are determined by independent actuaries and through the use of a number of assumptions. Key assumptions in measuring the plan obligations include the discount rate, the rate of future salary increases and the long-term expected return on plan assets. In determining the discount rate, we look at yields on high-quality, fixed-income investments with maturities corresponding to the anticipated timing of the benefit payments. Salary increase assumptions are based upon historical experience and anticipated future management actions. Asset returns are based upon the anticipated average rate of earnings expected on invested funds of the plan over the long run. At December 31, 2003, the weighted-average actuarial assumptions were: discount rate of 6.0%; long-term rate of return on plan assets of 8.25%; and assumed salary increases of 3.66%. Net periodic pension costs recognized in 2003 were $1.1 million. A 1% change in the discount rate would affect net income by approximately $0.5 million; a 1% change in the long-term rate of return on plan assets would affect net income by approximately $0.4 million; and a 1% change in assumed salary increases would affect net income by approximately $0.3 million.

Intangible Assets and Goodwill Valuation and Amortization

Our intangible assets consist of directory services agreements between the Company and each of Sprint and SBC, respectively, established customer relationships and trademarks and trade names, all resulting from the SPA Acquisition and the SBC Directory Acquisition. The intangible assets are being amortized over the period the assets are expected to contribute to the cash flow of the Company, which reflect the expected pattern of benefit. Our recorded goodwill resulted from the SPA Acquisition and the SBC Directory Acquisition and is not subject to amortization.

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

New Accounting Pronouncements.

In March 2004, the Emerging Issues Task Force (“EITF”) reached a final consensus on EITF Issue No. 03-6, Participating Securities and the Two-Class Method under FASB Statement 128 (“EITF 03-6”), which established standards regarding the computation of earnings per share (“EPS”) by companies that have issued securities other than common stock that contractually entitle the holder to participate in dividends and earnings of the company. EITF 03-6 was effective for interim periods ending on or after June 30, 2004 for calendar year companies. We adopted the provisions of EITF 03-6 during the first quarter of 2004.

In May 2004, the Financial Accounting Standards Board issued Financial Staff Position (“FSP”) No. FAS 106-2, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003, which provides guidance on accounting for the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 for employers that sponsor postretirement healthcare plans that provide drug benefits. The Act introduces prescription drug care benefits under Medicare and also allows for certain sponsors of postretirement benefit plans with a drug benefit to receive a non-taxable federal subsidy if certain criteria are met. The FSP requires interim and annual period financial statements beginning after June 15, 2004 to include the effect of the subsidy on the measurement of net periodic postretirement benefit costs. Pending final guidance on determining actuarial equivalency, the Company has not yet been able to determine the impact of the Act on its postretirement benefit plans. As a result, the accumulated postretirement benefit obligation and net periodic postretirement benefit costs do not yet reflect the effects of the Act.

RESULTS OF OPERATIONS
Three and Nine Months ended September 30, 2004 and 2003

Factors Affecting Comparability

Acquisitions

As a result of the SBC Directory Acquisition and the SPA Acquisition, the related financings and associated accounting, our 2004 reported GAAP results are not comparable to our 2003 reported GAAP results. Additionally, our reported GAAP results for 2005 will not be comparable to our 2004 reported GAAP results. Under the deferral and amortization method of revenue recognition, certain directories published prior to each acquisition would have been recognized as revenue in subsequent reporting periods. However, purchase accounting considerations precluded us from recognizing directory revenue and certain expenses associated with directories that published prior to each acquisition, including all directories published in the month each acquisition was completed. Thus, our reported 2004 and 2003 GAAP results are not indicative of our underlying operating and financial performance. Accordingly, management is presenting adjusted pro forma information that, among other things, eliminates the purchase accounting impact on revenue and certain expenses for each acquisition and assumes the SBC Directory Acquisition and related financing occurred at the beginning of 2003. Management believes that the presentation of this adjusted pro forma information will help financial statement users better and more easily compare current period underlying operating results against what the combined company performance would more likely have been in the comparable prior period. All of the adjusted pro forma amounts disclosed under the caption “Adjusted Pro Forma Amounts and Other Non-GAAP Measures” or elsewhere are non-GAAP measures, which are reconciled to the most comparable GAAP measures under that caption below. While we believe the adjusted pro forma results reasonably represent results as if the businesses had been combined for the full years 2003 and 2004, because of differences in the application of accounting policies and practices between the Company and the acquired entities, management does not believe these adjusted pro forma amounts are strictly comparable.

GAAP Reported Results

Net Revenue

The components of our net revenue in the three and nine months ended September 30, 2004 and 2003 were as follows:

	Three Months September 30,			Nine Months Ended September 30,
(amounts in millions)	2004	2003	$ Change	2004	2003	$ Change
Gross directory advertising revenue	$141.2	$84.8	$56.4	$420.4	$121.9	$298.5
Sales allowances	(1.6)	(0.8)	(0.8)	(4.6)	(1.2)	(3.4)

Net directory advertising revenue	139.6	84.0	55.6	415.8	120.7	295.1
Pre-press publishing fees	3.1	4.6	(1.5)	13.0	17.6	(4.6)
Other revenue	1.7	0.7	1.0	4.1	2.1	2.0

Total	$144.4	$89.3	$55.1	$432.9	$140.4	$292.5

Following the SBC Directory Acquisition, substantially all of our revenue is derived from our directory publishing business. Before the SBC Directory Acquisition, DonTech was accounted for under the equity method. Our directory advertising revenue is earned primarily from the sale of advertising in yellow pages directories we publish, net of sales allowances. Revenue from directory advertising sales is recognized under the deferral and amortization method, whereby revenue from advertising sales is initially deferred when the directory is published and recognized ratably over the directory’s life, which is typically 12 months. Before the SBC Directory Acquisition, we also earned pre-press publishing fees with respect to services we rendered on behalf of SBC for the SBC-branded directories we now publish. These fees were and other revenue is recognized when earned.

Total net revenue in the three and nine months ended September 30, 2004 was $144.4 million and $432.9 million, respectively, as compared to $89.3 million and $140.4 million, respectively, in the same periods in the prior year. The increase in total net revenue in 2004 is primarily a result of purchase accounting related to the SPA Acquisition that adversely impacted 2003 results. Due to purchase accounting, directory revenue for the three and nine months ended September 30, 2003 excluded the amortization of publication sales for Sprint-branded directories published before February 2003 under the deferral and amortization method totaling $53.2 million and $289.2 million, respectively, that would have been reported absent purchase accounting. While purchase accounting related to the SBC Directory Acquisition also negatively impacted third quarter 2004 results, because that transaction closed on September 1, 2004, its impact is not as material to the third quarter of 2004. Purchase accounting resulting from the SBC Directory Acquisition will continue to adversely impact reported results through 2005.

Revenue from pre-press publishing services was $3.1 million and $13.0 million in the three and nine months ended September 30, 2004, respectively, as compared to $4.6 million and $17.6 million, respectively, in the same periods in the prior year. The decrease in pre-press publishing fees for the three month period is a result of the Company no longer providing such services to SBC following the SBC Directory Acquisition. We now support internally the SBC-branded directories we publish following the SBC Directory Acquisition. The decrease in pre-press publishing fees for the nine-month period also reflects fees earned from a third party pre-press publishing contract for which we ceased providing services in the first half of 2003. There were no comparable revenues earned in 2004.

Other revenue includes late fees paid on outstanding customer balances, sales of directories and certain other products and fees from telephone companies for publishing their information pages. Other revenue in 2004 and 2003 also included fees for sales-related computer application services rendered to DonTech on behalf of SBC, which we ceased providing as of September 1, 2004. Changes in these items account for the difference in other revenue between 2004 and 2003.

Expenses

The components of our total expenses for the three and nine months ended September 30, 2004 and 2003 were as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
(amounts in millions)	2004	2003	$ Change	2004	2003	$ Change
Operating expenses	$59.3	$39.7	$19.6	$170.3	$106.5	$63.8
G&A expenses	13.7	14.8	(1.1)	41.7	37.0	4.7
D&A expenses	17.0	16.6	0.4	46.3	49.1	(2.8)

Total	$90.0	$71.1	$18.9	$258.3	$192.6	$65.7

Substantially all reported expenses are derived from our directory publishing business. Before the SBC Directory Acquisition, DonTech was accounted for under the equity method. Certain costs directly related to the selling and production of directories are initially deferred and recognized ratably over the life of the directory. These costs include sales commissions and print, paper and initial distribution costs.

Operating Expenses

Total operating expenses in the three and nine months ended September 30, 2004 were $59.3 million and $170.3 million, respectively, as compared to $39.7 million and $106.5 million, respectively, in the same periods in the prior year. The increase in operating expenses in 2004 is primarily a result of the same purchase accounting in 2003 that impacted revenues described above. Similar to the deferral and amortization method of revenue recognition, certain costs directly related to the selling and production of our directories are initially deferred when incurred and recognized ratably over the life of a directory. Due to the elimination of SPA’s deferred revenue and deferred costs for all pre-acquisition (including January 2003) directories as required by purchase accounting, our reported operating expenses in 2003 did not include certain expenses associated with those directories totaling approximately $12.7 million and $58.7 million for the three and nine months ended September 30, 2003, respectively. Due to these adjustments, directory expenses for the three and nine months ended September 30, 2003 include only the amortization of deferred directory costs relating to directories published beginning in February 2003. While purchase accounting related to the SBC Directory Acquisition also impacted third quarter 2004 results, because that transaction closed on September 1, 2004, its impact is not as material to the third quarter of 2004. Purchase accounting resulting from the SBC Directory Acquisition will continue to impact reported results through 2005.

Additionally, as a result of purchase accounting, we recorded the deferred directory costs related to sales contracts executed prior to the respective acquisition date for directories that were scheduled to publish subsequent to the SPA Acquisition and SBC Directory Acquisition at their fair value, determined as the estimated billable value of the published directory less the expected costs to complete the directories plus a normal margin. The fair value of these costs was determined to be $81.3 million and $16.6 million for the SBC Directory Acquisition and the SPA Acquisition, respectively. These costs are amortized as operating expenses over the terms of the related directories and totaled $0.1 million and $3.6 million for the three and nine months ended September 30, 2004, respectively, compared to $3.5 million and $7.5 million, respectively, for the comparable periods in 2003.

Bad debt provision for the three and nine months ended September 30, 2004 was $5.3 million and $0.5 million higher, respectively, compared to the same periods in 2003, due to favorable adjustments and bad debt recoveries recorded in 2003, particularly in the third quarter of 2003, resulting from favorable performance in our collection process. For the three and nine months ended September 30, 2004, sales costs were $0.9 million and $4.8 million higher, respectively, compared to the same periods in 2003, due to higher commission expense and sales bonuses resulting from favorable publication sales results. Operating expenses for the three and nine months ended September 30, 2004 also included $3.3 million for sales costs related to the Illinois and northwest Indiana markets due to the SBC transaction. Further, marketing and advertising expenses were $0.5 million higher in the quarter and $3.5 million higher year-to-date 2004 due to additional marketing research expenses and advertising promotional activities, including the timing of such expenses in 2004 compared to 2003. Also advertising expense for the nine months ended September 30, 2004 includes $1.1 million of advertising costs that pertain to 2003. Partially offsetting these cost increases, net publishing and information technology costs were lower by approximately $3.5 million and $8.9 million for the three and nine months ended September 30, 2004, respectively, primarily due to the elimination of duplicate facility and associated operational costs resulting from the integration of the SPA Acquisition. The majority of these duplicative costs were eliminated subsequent to the first half of 2003.

General and Administrative Expenses

General and administrative (“G&A”) expenses in the three and nine months ended September 30, 2004 were $13.7 million and $41.7 million, respectively, as compared to $14.8 million and $37.0 million, respectively, in the same periods in the prior year. G&A expenses were impacted primarily by incremental costs of $1.0 million and $8.8 million in the three and nine months ended September 30, 2004, respectively, relating to the relocation of our corporate offices to Cary, North Carolina and sales office relocation. In the third quarter of 2003, G&A expenses included $4.7 million related to our headquarters relocation. During the third quarter of 2004, we reversed a $0.4 million charge recorded in the prior quarter relating to a preliminary estimate of an additional matching contribution associated with our defined contribution plan, which we subsequently determined not to be payable. In addition, the nine months ended September 30, 2003 included a $3.1 million charge related to the shutdown of duplicative facilities resulting from the Sprint Acquisition.

Depreciation and Amortization

Depreciation and amortization (“D&A”) for the three and nine months ended September 30, 2004 was $17.0 million and $46.3 million, respectively, as compared to $16.6 million and $49.0 million, respectively, in the same periods in the prior year. Amortization of intangible assets was $14.6 million and $39.5 million for the three and nine months ended September 30, 2004, respectively, and $12.5 million and $37.4 million, respectively, for the comparable periods in 2003. The increase in amortization expense is due to the increase in intangible assets resulting from the SBC transaction and amortization of leasehold improvements relating to the relocation of our corporate offices to Cary, North Carolina. Depreciation of fixed assets and amortization of computer software was $2.4 million and $6.8 million in the three and nine months ended September 30, 2004, respectively, and $4.1 million and $11.7 million, respectively, in the same periods in the prior year. This decrease is due to certain fixed assets and computer software that were fully depreciated in 2003.

Partnership Income

As a result of the SBC Directory Acquisition, SBC ceased paying us revenue participation income and we no longer recognize our 50% net profits in DonTech. Thus, the DonTech partnership investment was eliminated. Accordingly, commencing on September 1, 2004, we no longer recognize partnership income. In 2003 and 2004, partnership income related exclusively to our 50% share of the net income of DonTech (accounted for under the equity method) and revenue participation income from SBC. As a sales agent for SBC, DonTech earned commission revenue based on the annual value of local sales contracts executed during the period (“calendar sales”). We also earned revenue participation income based on the amount of calendar sales during the period. Partnership income was $19.3 million and $78.0 million for the three and nine months ended September 30, 2004, respectively, as compared to $32.6 million and $91.6 million, respectively, in the same periods in the prior year. The decrease in partnership income for the three and nine months ended September 30, 2004 is a direct result of no longer recognizing partnership income following the SBC Directory Acquisition.

Operating Income

Operating income for the three and nine months ended September 30, 2004 and 2003 was as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
(amounts in millions)	2004	2003	$ Change	2004	2003	$ Change
Total	$73.7	$50.8	$22.9	$252.6	$39.4	$213.2

Reported operating income for the three months ended September 30, 2004 of $73.7 million increased by $22.9 million from operating income of $50.8 million in the same period in the prior year. Reported operating income for the nine months ended September 30, 2004 of $252.6 million increased by $213.2 million from operating income of $39.4 million in the same period in the prior year. The increase in operating income during 2004 was primarily a result of purchase accounting rules that precluded us from recognizing revenue and certain expenses in 2003 for those directories that published prior to the SPA Acquisition, including all January 2003 published directories, partially offset by expense and partnership income items discussed above. While purchase accounting related to the SBC Directory Acquisition also negatively impacted third quarter 2004 results, because that transaction closed on September 1, 2004, its impact is not as material to the third quarter of 2004. Purchase accounting from the SBC Directory Acquisition will continue to adversely impact reported results through 2005.

Interest Expense, Net

Net interest expense was $43.2 million and $121.0 million for the three and nine months ended September 30, 2004, respectively, as compared to $45.5 million and $137.5 million, respectively, in the same periods in the prior year. The decrease in net interest expense is a result of lower outstanding debt balances and lower interest rates in 2004 as compared to the prior year, partially offset by a $1.2 million charge to interest expense resulting from the redemption of the remaining 9 1/8% Senior Subordinated Notes in the first quarter of 2004 and interest expense for September 2004 relating to additional borrowings used to finance the SBC Directory Acquisition. The impact of interest expense associated with the additional borrowings used to finance the SBC Directory Acquisition will be more pronounced in future periods due to a full period of impact. The $1.2 million charge consisted of the premium over par value paid at redemption of the remaining 9 1/8% Senior Subordinated Notes of $1.0 million, plus the non-cash write-off of $0.2 million of unamortized deferred financing costs. Interest expense for the three and nine months ended September 30, 2004 included non-cash amortization of deferred financing costs of $3.1 million and $10.2 million, respectively, versus $4.6 million and $10.9 million for the comparable periods in 2003, respectively. The decrease in these costs is a result of lower debt balances in 2004 as compared to 2003.

Other Income

Other income of $1.5 million for the nine months ended September 30, 2003 represents a gain on hedging activities. In December 2002, a charge of $1.5 million was recorded to reclassify to earnings the cumulative change in the fair value of the swap that was previously recognized in accumulated other comprehensive loss on the balance sheet due to the loss of hedge accounting treatment. In 2003, we recognized a corresponding gain of $1.5 million as the swap matured. In the first and second quarters of 2003, we recognized $0.8 million and $0.7 million of this gain, respectively. The swap matured in June 2003.

Income Taxes

The effective tax rate on income before income taxes of 39.5% for the three and nine months ended September 30, 2004 compares to 26.5% on income before income taxes and 41.8% on loss before income taxes, respectively, in the same periods in the prior year. The reported effective tax rate for the three months ended September 30, 2003 reflects a favorable settlement in 2003 of certain prior year state and local tax audits. The year-to-date effective tax rate for September 2003 reflects an increase in the state and local tax rate as a result of the SPA Acquisition, combined with the favorable settlement of the aforementioned state and local tax audits. The tax benefit for the nine months ended September 30, 2003 was attributable to a net operating loss related to tax deductions in connection with the SPA Acquisition.

Net Income (Loss) and Earnings (Loss) Per Share

Net income for the three and nine months ended September 30, 2004 was $18.5 million and $79.6 million, respectively, as compared to net income of $3.9 million and a net loss of $56.2 million for the same periods in the prior year. The results for 2003 were adversely affected by purchase accounting that precluded us from recognizing deferred revenue and certain expenses associated with those directories published prior to the SPA Acquisition, including all January 2003 published directories. While purchase accounting related to the SBC Directory Acquisition also negatively impacted third quarter 2004 results, because that transaction closed on September 1, 2004, its impact is not as material to the third quarter of 2004. Purchase accounting from the SBC Directory Acquisition will continue to adversely impact reported results through 2005.

The dividend on our 8% redeemable convertible cumulative preferred stock (“Preferred Stock”) reduces net income or increases the net loss, resulting in income (loss) available to common shareholders from which earnings per share amounts are calculated. The amount of the Preferred Stock dividend includes the stated 8% dividend, plus a deemed dividend for a beneficial conversion feature (“BCF”). The BCF is a function of the conversion price of the Preferred Stock, the fair value of the related warrants issued with the Preferred Stock and the fair market value of the underlying common stock on the date of issuance of the preferred stock. In connection with the issuance of our Preferred Stock and each subsequent quarterly accrued dividend, a BCF has been recorded because the fair value of the underlying common stock at the time of issuance of the preferred stock was greater than the conversion price of the Preferred Stock. The full amount of the BCF is treated as a deemed dividend because the Preferred Stock was convertible into common stock immediately after issuance in January 2003. The Preferred Stock dividend in the third quarter of 2004 and 2003 of $5.5 million and $5.1 million, respectively, consisted of the stated 8% dividend of $4.5 million and $4.2 million, respectively, and a BCF of $1.0 million and $0.9 million, respectively. The Preferred Stock dividend for the nine months ended September 30, 2004 and 2003 of $16.2 million and $53.2 million, respectively, consisted of the stated 8% dividend of $13.3 million and $12.2 million, respectively, and a BCF of $2.9 million and $41.0 million, respectively. The BCF recorded in the first nine months of 2003 was more significant than BCF amounts recorded in subsequent periods, reflecting the issuance of the Preferred Stock and related warrants in January 2003. The resulting income (loss) available to common shareholders was $13.0 million and $63.4 million in the three and nine months ended September 30, 2004, respectively, as compared to $(1.2) million and $(109.4) million for the same periods in the prior year.

All EPS amounts have been calculated using the two-class method. See Note 2, Summary of Significant Accounting Policies, in Part 1 — Item 1 of this quarterly report for further details and computations of the basic and diluted EPS amounts. For the three months ended September 30, 2004, basic and diluted EPS were $0.32 and $0.31, respectively. For the nine months ended September 30, 2004, basic and diluted EPS were $1.57 and $1.51 per share, respectively. For the three and nine months ended September 30, 2003, basic and diluted EPS were a loss of $0.04, and a loss of $3.58, respectively. Because there was a reported net loss in each of the periods in 2003, the calculation of diluted EPS was anti-dilutive compared to basic EPS. Diluted EPS cannot be greater than basic EPS (or less of a loss). Therefore, reported diluted EPS and basic EPS for the three and nine months ended September 30, 2003 were the same.

Adjusted Pro Forma Amounts and Other Non-GAAP Measures

As a result of the SBC Directory Acquisition and the SPA Acquisition, the related financings and associated accounting, our 2004 reported GAAP results are not comparable to our 2003 reported GAAP results. Additionally, our reported GAAP results for 2005 will not be comparable to our 2004 reported GAAP results. Under the deferral and amortization method of revenue recognition, certain directories published prior to each acquisition would have been recognized as revenue in subsequent reporting periods. However, purchase accounting considerations precluded us from recognizing directory revenue and certain expenses associated with directories that published prior to each acquisition, including all directories published in the month each acquisition was completed. Thus, our reported 2004 and 2003 GAAP results are not indicative of our underlying operating and financial performance. Accordingly, management is presenting adjusted pro forma information that, among other things, eliminates the purchase accounting impact on revenue and certain expenses for each acquisition and assumes the SBC Directory Acquisition and related financing occurred at the beginning of 2003. Management believes that the presentation of this adjusted pro forma information will help financial statement users better and more easily compare current period underlying operating results against what the combined company performance would more likely have been in the comparable prior period. All of the adjusted pro forma amounts disclosed below or elsewhere are non-GAAP measures, which are reconciled to the most comparable GAAP measures below. While we believe the adjusted pro forma results reasonably represent results as if the businesses had been combined for the full years 2003 and 2004, because of differences in the application of accounting policies and practices between the Company and the acquired entities, management does not believe these adjusted pro forma amounts are strictly comparable.

	Three months ended September 30, 2004
		Adjustments
	Reported	SBC Directory		SPA	Adjusted
(amounts in millions)	GAAP	Acquisition		Acquisition	Pro Forma
Net revenue	$144.4	$115.4	(1)	$—	$259.8
Expenses, other than depreciation and amortization	73.0	27.1	(2)	(0.1) (6)	100.0
Depreciation and amortization	17.0	4.7	(3)	—	21.7
Partnership income	19.3	(19.3	)(4)	—	—

Operating income	$73.7	$64.3		$0.1	$138.1

	Three months ended September 30, 2003
		Adjustments
	Reported	SBC Directory		SPA		Adjusted
(amounts in millions)	GAAP	Acquisition		Acquisition		Pro Forma
Net revenue	$89.3	$115.5	(1)	$53.2	(5)	$258.0
Expenses, other than depreciation and amortization	54.5	33.3	(2)	12.7	(6)	100.5
Depreciation and amortization	16.6	6.9	(3)	—		23.5
Partnership income	32.6	(32.6	) (4)	—		—

Operating income	$50.8	$42.7		$40.5		$134.0

	Nine months ended September 30, 2004
		Adjustments
	Reported	SBC Directory		SPA		Adjusted
(amounts in millions)	GAAP	Acquisition		Acquisition		Pro Forma
Net revenue	$432.9	$340.5	(1)	$1.4	(5)	$774.8
Expenses, other than depreciation and amortization	212.0	95.0	(2)	(3.6	)(6)	303.4
Depreciation and amortization	46.3	18.8	(3)	—		65.1
Partnership income	78.0	(78.0	)(4)	—		—

Operating income	$252.6	$148.7		$5.0		$406.3

	Nine months ended September 30, 2003
		Adjustments
	Reported	SBC Directory		SPA		Adjusted
(amounts in millions)	GAAP	Acquisition		Acquisition		Pro Forma
Net revenue	$140.4	$343.1	(1)	$289.2	(5)	$772.7
Expenses, other than depreciation and amortization	143.5	105.3	(2)	58.7	(6)	307.5
Depreciation and amortization	49.1	20.9	(3)	—		70.0
Partnership income	91.6	(91.6	)(4)	—		—

Operating income	$39.4	$125.3		$230.5		$395.2

(1)	Represents revenue for directories that published prior to the SBC Directory Acquisition, plus all September 2004 published directories, which would have been recognized during the period had it not been for purchase accounting required under GAAP.

(2)	Represents (a) expenses for directories that published prior to the SBC Directory Acquisition, plus all September 2004 published directories, which would have been recognized during the period had it not been for purchase accounting required under GAAP, (b) DonTech’s selling and operational expenses prior to September 1, 2004, which were eliminated in consolidation upon the SBC Directory Acquisition, and (c) certain differences in the application of accounting policies and practices between RHD and the acquired entities.

(3)	Represents the additional depreciation and amortization expense related to the tangible and identifiable intangible assets acquired in the SBC Directory Acquisition over their estimated useful lives.

(4)	Represents the elimination of equity accounting used to account for RHD’s 50% ownership in DonTech and the revenue participation income from SBC recognized prior to the SBC Directory Acquisition.

(5)	Represents revenue for directories that published prior to the SPA Acquisition, plus all January 2003 published directories, which would have been recognized during the period had it not been for purchase accounting required under GAAP.

(6)	Represents expenses for directories that published prior to the SPA Acquisition, plus all January 2003 published directories, which would have been recognized during the period had it not been for purchase accounting required under GAAP. Also includes the effect of differences in the application of accounting policies and practices between legacy SPA and the Company. Additionally, as a result of purchase accounting, we recorded the deferred directory costs related to sales contracts prior to the acquisition date for directories that were scheduled to publish subsequent to the SPA Acquisition at their fair value. The impact of such costs has also been removed.

2004 Adjusted Pro Forma Revenue Compared to 2003 Adjusted Pro Forma Revenue

The components of 2004 adjusted pro forma revenue and 2003 adjusted pro forma revenue for the three and nine months ended September 30 are as follows:

	Three Months Ended September 30, 2004
		SBC
	Reported	Directory		SPA	Adjusted
(amounts in millions)	GAAP	Acquisition		Acquisition	Pro Forma
Gross directory advertising revenue	$141.2	$115.7	(1)	$—	$256.9
Sales claims and allowances	(1.6)	(0.1	)(1)	—	(1.7)

Net directory advertising revenue	139.6	115.6		—	255.2
Pre-press publishing fees	3.1	(3.1	)(2)	—	—
Other revenue	1.7	2.9	(3)	—	4.6

Net revenue	$144.4	$115.4		$—	$259.8

	Three Months Ended September 30, 2003
		SBC
	Reported	Directory		SPA		Adjusted
(amounts in millions)	GAAP	Acquisition		Acquisition		Pro Forma
Gross directory advertising revenue	$84.8	$119.3	(1)	$53.8	(4)	$257.9
Sales claims and allowances	(0.8)	(0.8	)(1)	(0.6	) (4)	(2.2)

Net directory advertising revenue	84.0	118.5		53.2		255.7
Pre-press publishing fees	4.6	(4.6	)(2)	—		—
Other revenue	0.7	1.6	(3)	—		2.3

Net revenue	$89.3	$115.5		$53.2		$258.0

	Nine Months Ended September 30, 2004
		SBC
	Reported	Directory		SPA	Adjusted
(amounts in millions)	GAAP	Acquisition		Acquisition	Pro Forma
Gross directory advertising revenue	$420.4	$348.1	(1)	$1.4 (4)	$769.9
Sales claims and allowances	(4.6)	(0.5	)(1)	—	(5.1)

Net directory advertising revenue	415.8	347.6		1.4	764.8
Pre-press publishing fees	13.0	(13.0	)(2)	—	—
Other revenue	4.1	5.9	(3)	—	10.0

Net revenue	$432.9	$340.5		$1.4	$774.8

	Nine Months Ended September 30, 2003
		SBC
	Reported	Directory		SPA		Adjusted
(amounts in millions)	GAAP	Acquisition		Acquisition		Pro Forma
Gross directory advertising revenue	$121.9	$359.4	(1)	$292.5	(4)	$773.8
Sales claims and allowances	(1.2)	(3.6	)(1)	(3.3	)(4)	(8.1)

Net directory advertising revenue	120.7	355.8		289.2		765.7
Pre-press publishing fees	17.6	(17.6	)(2)	—		—
Other revenue	2.1	4.9	(3)	—		7.0

Net revenue	$140.4	$343.1		$289.2		$772.7

(1)	Represents gross revenue and sales claims and allowances for directories that published prior to the SBC Directory Acquisition, plus all September 2004 published directories, which would have been recognized during the period had it not been for purchase accounting required under GAAP. During the 2004 periods, SBC adjusted prior period sales allowance provisions, which accounts for the relatively modest impact of purchase accounting on that during the three and nine month periods.

(2)	Represents the elimination of pre-press publishing fees recognized prior to the SBC Directory Acquisition, which were eliminated in consolidation upon the SBC Directory Acquisition.

(3)	Represents other revenue, primarily consisting of other yellow pages Internet-based advertising and other product revenue recognized as earned.

(4)	Represents gross revenue and sales claims and allowances for directories that published prior to the SPA Acquisition, plus all January 2003 published directories, which would have been recognized during the period had it not been for purchase accounting required under GAAP.

Adjusted pro forma net revenue in the three months ended September 30, 2004 was $259.8 million, an increase of $1.8 million or 0.7 % from adjusted pro forma net revenue of $258.0 million in the prior comparable period. Adjusted pro forma net revenue for the nine months ended September 30, 2004 was $774.8 million, an increase of $2.1 million or 0.3% from adjusted pro forma net revenue of $772.7 million in the prior comparable period. Under the deferral and amortization method of revenue recognition, revenue from directory advertising sales is initially deferred when a directory is published and recognized ratably over the life of the directory, which is typically 12 months. The decrease in adjusted pro forma gross directory advertising revenues for the quarter and nine months ended September 30, 2004 versus the prior year was due to a decline in the publication value of our SBC directories in Illinois and northwest Indiana in the first nine months of 2004 and the last three months of 2003 that resulted in lower directory revenue. This was partially offset by favorable sales allowance adjustments taken by SBC prior to the acquisition and higher Sprint directory revenue from higher advertising renewal rates and new business in our major Sprint markets for which directories published in the first nine months of 2004 and the last three months of 2003.

2004 Adjusted Pro Forma Expenses Compared to 2003 Adjusted Pro Forma Expenses

Adjusted pro forma operating and G&A expenses in the three months ended September 30, 2004 of $100.0 million decreased by $0.5 million or 0.5% from adjusted pro forma operating and G&A expenses of $100.5 million in the comparable period in the prior year. Similar to the deferral and amortization method of revenue recognition, certain costs directly related to the selling and production of our directories are initially deferred when incurred and recognized ratably over the life of a directory. Adjusted pro forma bad debt expense was $3.4 million higher in the three months ended September 30, 2004 compared to the same period in 2003 due to significant favorable adjustments to provision expense and bad debt recoveries that occurred in 2003, particularly in the third quarter of 2003, resulting from improvements in our collection process. This was offset by $3.5 million in lower publishing and information technology costs during the third quarter of 2004 due to the elimination of duplicate facilities in 2003 resulting from the Sprint transaction. Additionally, adjusted pro forma operating and G&A expenses were higher in the quarter due to $1.5 million in transactional legal, accounting and other expenses and $1.0 million in headquarters relocation-related expenses. In 2003, adjusted pro forma operating and G&A expenses included $4.7 million related to our headquarters relocation.

For the nine months ended September 30, 2004, adjusted pro forma operating and G&A expenses decreased by $4.1 million or 1.3%, to $303.4 million from adjusted pro forma operating and G&A expenses of $307.5 million in the comparable period in 2003. Adjusted pro forma bad debt expense was $9.6 million lower year-to-date than in the comparable period in 2003 due to favorable provision adjustments primarily relating to the SBC directories that were recorded by SBC prior to the acquisition. Publishing and information technology costs were $8.9 million lower in the period due to the elimination of duplicate facilities that resulted from the Sprint transaction. In addition, adjusted pro forma operating and G&A expenses for the nine months ended September 30, 2003 included a $3.1 million charge related to the shutdown of duplicative facilities resulting from the Sprint transaction compared to $1.1 million for the nine months ended September 30, 2004 related to relocation of sales offices. Offsetting these lower costs were $4.8 million in increased commission and salesperson costs due to favorable sales performance in certain of our larger Sprint markets, $3.0 million in increased corporate headquarters relocation costs and $3.5 million in increased market research and advertising promotional activities, including $1.1 million of advertising costs that pertain to 2003.

Adjusted pro forma depreciation and amortization (“D&A”) for the three and nine months ended September 30, 2004 was $21.7 million and $65.1 million, respectively, as compared to $23.5 million and $70.0 million in the same periods in the prior year. Depreciation of fixed assets and amortization of computer software was lower in 2004 by $2.4 million and $6.2 million in the three and nine months ended September 30, 2004, respectively, due to certain fixed assets and computer software related to the Sprint transaction that were fully depreciated in 2003.

Adjusted pro forma operating income in the three months ended September 30, 2004 was $138.1 million, an increase of $4.1 million or 3.1% from adjusted pro forma operating income in the three months ended September 30, 2003 of $134.0 million, reflecting the above variances. Adjusted pro forma operating income in the nine months ended September 30, 2004 was $406.3 million, an increase of $11.1 million or 2.8% from adjusted pro forma operating income in the nine months ended September 30, 2003 of $395.2 million.

Advertising Sales – Publication Sales

Management reviews and evaluates the value of advertising sales in directories that published during the period (“publication sales”) as its primary sales performance measure. Management believes that a comparison of publication sales for the same directories from one period to the next gives a better indication of underlying sales trends, economic conditions and business confidence than a comparison of directory revenue recognized using the deferral and amortization method. Because we recognize directory revenue ratably over the life of a directory under the deferral and amortization, the amount of revenue recognized during a period is not directly related to the sales trends, economic conditions and business confidence during that period. Publication sales are similar to a “same-store” sales measure. If events occur during the current period that affect the comparability of publication sales to the prior year period, such as changes in directory publication dates, then prior year publication sales amounts are adjusted to conform to the current period presentation.

Sprint-branded publication sales for the three months ended September 30, 2004 were $153.4 million, up $4.8 million or 3.2% from publication sales of $148.6 million in the three months ended September 30, 2003. SBC-branded publication sales for the three months ended September 30, 2004 were $72.0 million, down 0.8% from publication sales of $72.5 million in the same period of 2003. Sprint-branded publication sales for the nine months ended September 30, 2004 were $442.5 million, up $11.5 million or 2.7% from publication sales of $431.0 million in the nine months ended September 30, 2003. SBC-branded publication sales for the nine months ended September 30, 2004 were $277.4 million, down 2.2% from publication sales of $283.7 million in 2003. The increase in Sprint-branded publication sales resulted from higher advertiser renewal rates and new business in our major Sprint markets for directories published in the first nine months of 2004. These results were partially offset by weaker performance in certain smaller Sprint markets. The decrease in SBC-branded publication sales resulted from continued softness in the Chicago area economy and less-than-optimal execution and investment as a result of the previous DonTech structure for the quarter and year to date. Publication sales are a non-GAAP measure for which the most comparable GAAP measure is net revenue. A reconciliation of publication sales to net revenue reported in accordance with GAAP is presented below:

	Three months		Nine months
	ended September 30,		ended September 30,
(amounts in millions)	2004	2003	2004	2003
Publication sales-Sprint-branded directories	$153.4	$148.6	$442.5	$431.0
Adjustments for changes in directory publication date(s)	—	11.7	—	7.3

Publication sales disclosed in third quarter 2003	—	160.3	—	438.3
Publication sales SBC-branded directories	72.0	72.5	277.4	283.7
Less publication sales for all January 2003 Sprint-branded directories not recognized as revenue in the current period due to purchase accounting	—	—	—	(102.4)
Less publication sales for all September 2004 SBC-branded directories not recognized as revenue in the current period due to purchase accounting	(0.1)	—	(0.1)	—
Less pre-acquisition publication sales for SBC-branded directories not recognized as revenue in current period	(71.9)	(72.5)	(277.3)	(283.7)
Less current period publication sales for Sprint-branded directories not recognized as revenue in current period due to deferral method of accounting	(112.7)	(121.8)	(231.0)	(271.1)
Plus net revenue reported in the period for publication sales from prior periods, excluding publication sales for all January 2003 Sprint-branded directories	98.9	45.5	204.3	55.9

Net directory advertising revenue on above publication sales	139.6	84.0	415.8	120.7

Pre-press publishing revenue	3.1	4.6	13.0	17.6
Other revenue	1.7	0.7	4.1	2.1

Net revenue - GAAP	144.4	89.3	432.9	140.4
Plus: Net revenue that would have been reported absent purchase accounting for Sprint-branded publication sales made prior to acquisition plus all January 2003 Sprint branded directories	—	53.2	1.4	289.2
Plus: Pro forma net revenue that would have been reported assuming the SBC transaction had occurred on January 1, 2003 and eliminating the effects of purchase accounting	115.4	115.5	340.5	343.1

Net Revenue-Adjusted pro forma	$259.8	$258.0	$774.8	$772.7

LIQUIDITY AND CAPITAL RESOURCES

Our Senior Secured Credit Facility, as amended and restated on September 1, 2004 in connection with the SBC Directory Acquisition, consists of a $700 million Term Loan A-2, a $1,650 million Term Loan B-2 and a $175 million Revolving Credit Facility for an aggregate facility of $2,525 million. Term Loans A-2 and B-2 require quarterly principal payments. As of September 30, 2004, the outstanding balances of Term Loans A-2 and B-2 were $592.7 million and $1,644.8 million, respectively, and $30.3 million was outstanding under the Revolver. There were no borrowings under the Revolver as of December 31, 2003. The Revolver and Term Loan A-2 mature in December 2009, and Term Loan B-2 matures in June 2011. The Credit Facility provides for a new Term Loan C for potential borrowings up to $400 million, such proceeds, if borrowed, to be used to fund acquisitions, for retirement of Notes, and for redemption of, and payment of dividends on, the Preferred Stock, subject to certain limitations. Substantially all of our assets, including the capital stock of our subsidiaries, are pledged to collateralize our obligations under the Credit Facility and the Senior Notes.

Our Credit Facility bears interest, at our option, at either:

•	The higher of (i) a base rate as determined by Deutsche Bank Securities Inc., Salomon Smith Barney Inc. or Bear, Stearns & Co. Inc., plus a 1.00% margin on the Revolver and Term Loan A-2 and a 1.25% margin on Term Loan B-2; and (ii) the Federal Funds Effective Rate (as defined) plus 1/2 of 1%, plus a 1.00% margin on the Revolver and Term Loan A-2 and a 1.25% margin on Term Loan B-2; or

•	LIBOR rate plus a 2.00% margin on the Revolver and Term Loan A-2 and a 2.25% margin on Term Loan B-2. We may elect interest periods of 1, 2, 3, 6, 9 or 12 months for LIBOR borrowings.

The effective interest rate on the Credit Facility during the three and nine months ended September 30, 2004 was 4.54% and 4.25%, respectively.

We have also issued $325 million 8 7/8% Senior Notes due 2010 and $600 million 10 7/8% Subordinated Notes due 2012. Interest is paid on the Notes semi-annually on June 15 and December 15. The Senior Notes were secured in conjunction with the restatement of the Credit Facility in connection with the SBC Directory Acquisition.

Aggregate outstanding debt as of September 30, 2004 was $3,192.8 million. During the nine months ended September 30, 2004, we made scheduled principal payments of $40.7 million and prepaid an additional $200.0 million in principal under our Credit Facility. During the first quarter of 2004, we also redeemed the remaining aggregate principal amount of the 9 1/8% Senior Subordinated Notes totaling $21.2 million at a redemption price of 104.563% of the principal amount thereof, plus accrued and unpaid interest. Interest expense of $1.2 million relating to these notes was recorded in the nine months ended September 30, 2004 consisting of a premium over par value paid at redemption of $1.0 million, plus the write-off of $0.2 million of unamortized deferred financing costs.

At September 30, 2004, we had $2.9 million of cash and cash equivalents before checks not yet presented for payment of $10.4 million, available borrowings under the Revolver of $144.7 million. During the nine months ended September 30, 2004, $36.6 million was borrowed under the Revolver, of which $6.3 million was repaid before quarter end. No borrowings have been made under Term Loan C. Our primary source of liquidity will continue to be cash flows from operations as well as available borrowing capacity under the Revolver. We expect our primary liquidity requirement will be to fund operations and for principal and interest payments on our debt. Our ability to meet our debt service requirements will depend on our ability to generate cash flow in the future. Our primary sources of cash flow will consist mainly of cash receipts from the sale of advertising in our yellow pages directories and can be impacted by, among other factors, general economic conditions, competition from other yellow pages directory publishers and other alternative products, consumer confidence and the level of demand for yellow pages advertising. We believe that cash flows from operations, along with borrowing capacity under the Revolver, will be adequate to fund our operations and capital expenditures and to meet our debt service requirements for at least the next 12 to 24 months. However, we make no assurances that our business will generate sufficient cash flows from operations or that sufficient borrowing will be available under the Revolver or Term Loan C to enable us to fund our operations, capital expenditures and meet all debt service requirements, to pursue all of our strategic initiatives or for other purposes.

Cash flows provided by operating activities was $323.7 million for the nine months ended September 30, 2004. Key contributors to operating cash flow include the following:

•	$203.8 million consisting of $79.6 million in net income plus $124.2 million of net non-cash charges primarily consisting of $46.3 million of depreciation and amortization, $11.1 million in the bad debts provision, $14.8 million in other non-cash charges and $52.0 in deferred taxes.

•	$37.6 million increase in accounts payable and accrued liabilities, reflecting a $25.6 million increase in accrued interest payable on outstanding notes due semi-annually on June 15 and December 15 and $12.5 million of federal income tax refunds. Additionally, accounts payable and accrued liabilities includes a $4.5 million advance from SBC under the transition services agreement relating to the accounts receivable billing and collection functions, offset by the timing of invoices received as compared to invoices paid during the nine months ended September 30, 2004.

•	$1.7 million decrease in accounts receivable and a $23.5 million increase in deferred directory revenue. We analyze the change in deferred revenue and accounts receivable together because when a directory is published, the annual billing value of that directory is initially deferred and unbilled accounts receivable are established. Each month thereafter, typically 1/12 of the billing value is recognized as revenue and customers are billed on a periodic basis.

•	$1.4 million in cash received from partnership in excess of recorded partnership income representing a source of cash. Partnership income during the nine months ended September 30, 2004 consisted of our 50% interest in DonTech’s net income and the revenue participation income from SBC. Before the SBC Directory Acquisition, we received cash from DonTech and SBC subsequent to the time we recorded the associated partnership income; therefore, in periods of declining DonTech partnership income, cash received related to prior periods exceeded the income recognized from the current period. Commencing on September 1, 2004, we no longer recognize any income associated with the DonTech partnership or revenue participation income from SBC.

•	$59.1 million increase in other non-current liabilities reflects a $58.9 million refund pertaining to the Company’s election to carryback a federal net operating loss in connection with the SPA Acquisition.

Cash used in investing activities for the nine months ended September 30, 2004 was $1,425.7 million and includes the following:

•	$1,413.6 million in cash payments in connection with the SBC Directory Acquisition, including transaction costs, less $4.4 million cash received from DonTech.

•	$14.9 million used to purchase fixed assets, primarily computer equipment, software and leasehold improvements

Cash provided by financing activities through September 30, 2004 was $1,097.2 million and includes the following:

•	$1,318.9 million in net borrowings under the Credit Facility consisting of $600.5 and $731.8 in borrowings under Terms Loans A-2 and B-2, respectively, net of transaction costs of $13.4 million. The funds received under the Credit Facility were used to finance the SBC Directory Acquisition.

•	$247.0 million in principal payments on debt borrowed under the Credit Facility. Of this amount, $40.7 million represents scheduled quarterly payments, $200.0 million represents principal payments made on an accelerated basis, at our option, from excess cash flow generated from operations, and $6.3 million represents principal payments on the Revolver.

•	$21.2 million in principal payments on the remaining 9 1/8% Senior Subordinated Notes.

•	$36.6 million in borrowings under the Revolver.

•	$3.7 million in the increased value of checks not yet presented for payment.

•	$6.2 million in proceeds from the exercise of employee stock options.

Cash flows provided by operating activities was $226.1 million through September 30, 2003. Key contributors to operating cash flow included the following:

•	$(37.9) million consisting of $(56.2) million in net loss plus $18.3 million of net non-cash charges primarily consisting of $49.0 million of depreciation and amortization, $(3.2) million in the bad debts provision, $11.9 million in other non-cash charges and $(39.4) million in deferred taxes.

•	$217.4 million increase in deferred revenue primarily resulting from directories published subsequent to the SPA Acquisition. Deferred revenue represents the value of published directories that will be recognized as revenue over the remaining life of the directories. As a result of purchase accounting considerations, we did not record deferred revenue associated with SPA directories published prior to the transaction, including all January 2003 directories. Prior to the SPA Acquisition, we did not have deferred directory revenue. Consequently, deferred revenue increased by the value of directories published during the period (excluding January 2003 directories) and was reduced by the amount amortized and recognized as directory revenue.

•	$69.3 million decrease in accounts receivable due to higher cash collections on accounts receivable. As a result of the SPA Acquisition, we acquired the rights associated with the collection of over $250 million of accounts receivable under advertising contracts executed prior to the SPA Acquisition. Prior to the acquisition, accounts receivable collections were for our commission on advertising sales contracts executed.

•	$4.0 million in cash received from partnership in excess of recorded partnership income representing a source of cash. Partnership income during the nine months ended September 30, 2003 consisted of our 50% interest in DonTech’s net income and the revenue participation income from SBC. We received cash from DonTech and SBC subsequent to the time we record the associated partnership income; therefore, in periods of declining DonTech partnership income, cash received related to prior periods typically exceeds the income recognized from the current period.

•	$38.7 million increase in other assets resulted in a use of cash primarily due to payments made to sales persons and vendors for directories that were scheduled to publish at a later date. These payments were deferred until the directory was published.

Cash used in investing activities through September 30, 2003 was $373.2 million and included the following:

•	$2,259.6 million in cash payments to acquire SPA and pay transaction costs.

•	$1,825.0 million in funds raised prior to year-end 2002 under the Credit Facility were released from escrow in the first quarter of 2003 in connection with the acquisition of SPA.

•	$69.3 million in net proceeds raised prior to year-end 2002 from the issuance of $70 million of Preferred Stock and released from escrow in the first quarter of 2003 in connection with the SPA Acquisition.

•	$7.9 million used to purchase fixed assets, primarily computer equipment and computer software.

Cash provided by financing activities through September 30, 2003 was $145.2 million and included the following:

•	$461.3 million in net borrowings under the Credit Facility.

•	$125.7 million in net proceeds from the issuance of $130 million of Preferred Stock.

•	$243.0 million in principal payments on pre-acquisition debt, which consisted of $114.2 million of variable rate bank debt and $128.8 million of fixed rate bond debt, with borrowings from the Credit Facility and proceeds from the Preferred Stock.

•	$219.6 million of $257.2 principal payments on acquisition-related debt in the first quarter of 2003 with the cash flows generated by operations, less $37.6 in borrowings under the revolver.

•	$20.8 million in proceeds from the exercise of employee stock options.

In preparation of the Company’s financial statements in this Quarterly Report on Form 10-Q, management made certain reclassifications within the consolidated statement of cash flows for the nine months ended September 30, 2004 versus its press release dated October 27, 2004, which was included as Exhibit 99.1 to our Current Report on Form 8-K furnished to the SEC on October 28, 2004. One reclassification involves transaction costs of $13.4 million associated with the financing of the SBC Directory Acquisition that have been reported as a decrease in cash flows from financing activities and a corresponding increase in cash flows from operating activities. The second reclassification involves cash received from DonTech of $4.4 million in connection with the SBC Directory Acquisition that has been reported as an increase in cash flows from investing activities and a corresponding decrease in cash flows from operating activities. The third item relates to a reclassification of fixed asset additions of $2.9 million in connection with the SBC Directory Acquisition that have been reported as an increase in cash flows for investing activities and a corresponding decrease in cash flows from operating activities. The net increase in cash flows from operating and investing activities resulting from those reclassifications for the nine months ended September 30, 2004 was $6.1 million and $7.3 million, respectively, offset by a $13.4 million decrease in cash flows from financing activities.

The Contractual Obligations table presented below sets forth our annual commitments as of September 30, 2004 for principal payments on our debt, as well as other cash obligations for the next five years and thereafter. The debt repayments as presented in this table include only the scheduled principal payments under our current debt agreements and do not include any anticipated prepayments or interest charges.

	Payment due by period
(amounts in millions)		Less than	1-3	4-5	After 5
Contractual Obligations	Total	1 Year	Years	Years	Years
Long-Term Debt(1)	$3,192.8	$126.2	$228.5	$289.5	$2,548.6
Operating Leases(2)	47.5	6.8	20.1	6.8	13.8
Unconditional Purchase Obligations(3)	76.2	16.9	59.3	—	—
Other Long-Term Liabilities(4)	38.7	0.5	1.1	1.2	35.9
Transition Services(5)	10.4	10.1	0.3	—	—

Total Contractual Obligations	$3,365.6	$160.5	$309.3	$297.5	$2,598.30

(1) Included in long-term debt are amounts owed under our Credit Facility and the Notes.

(2) We enter into operating leases in the normal course of business. Substantially all lease agreements have fixed payment terms based on the passage of time. Some lease agreements provide us with renewal or early termination options. Our future operating lease obligations would change if we exercised these renewal or early termination options and if we entered into additional operating lease agreements. The amounts in the table assume we do not exercise any such renewal or early termination options.

(3) We have an unconditional purchase obligation with one vendor regarding the purchase of paper that extends through the end of 2006. Our purchase obligations are based on annual minimum quantities at pre-established pricing. Amounts in the table above reflect such pricing and minimum quantities under this contract. Should the market price of the paper drop below the pre-established pricing, our vendor is obligated to negotiate with us a lower paper price. Any quantities used above the contractual minimums would increase our payment obligations. We have no contractual obligations beyond 2006.

(4) We have a defined benefit plan covering substantially all employees. Our funding policy is to contribute an amount at least equal to the minimum legal funding requirement. No contributions were required in the three-year period ended December 31, 2003. Based on past performance and the uncertainty of the dollar amounts to be paid, if any, we have excluded such amounts from the above table. We have an unfunded postretirement plan that provides certain healthcare and life insurance benefits to those full-time employees who reach retirement age while working for the Company. Those expected future benefit payments, including administrative expenses, net of employee contributions, are included in the table above.

(5) In connection with the SBC Directory Acquisition, we entered into a transition services agreement with SBC, whereby SBC would provide certain ongoing operational services, such as billing and collection services, on our behalf relating to the directory operations we acquired through the third quarter of 2005.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk and Risk Management

The Credit Facility bears interest at variable rates and, accordingly, our earnings and cash flow are affected by changes in interest rates. The Credit Facility requires that we maintain hedge agreements to provide either a fixed interest rate or interest rate protection on at least 50% of our total outstanding debt. The Company has entered into the following interest rate swaps that effectively convert variable rate debt to fixed rate debt as of September 30, 2004. Under the terms of the agreements, the Company receives variable interest based on three-month LIBOR and pays a fixed rate of interest.

Effective Dates	Notional Amounts		Pay rates	Maturity Dates
(amounts in millions)
April 1, 2003	$255	(1)	2.850%	March 31, 2007
October 9, 2003	$150		1.959%	October 9, 2005
June 21, 2004	$50		3.230%	June 21, 2006
June 23, 2004	$50		3.170%	June 23, 2006
June 28, 2004	$50		3.110%	June 28, 2006
July 2, 2004	$50		3.200%	July 3, 2006
September 7, 2004	$200	(2)	3.490% - 3.750%	September 8, 2008-September 7, 2009
September 15, 2004	$250	(3)	3.200% - 3.910%	September 15, 2007-September 15, 2009
September 17, 2004	$150	(1)	3.210% - 3.740%	September 17, 2007-September 17, 2009
September 23, 2004	$150	(1)	3.140% - 3.438%	September 24, 2007-September 24, 2008

Total	$1,355

(1)	consists of three swaps

(2)	consists of two swaps

(3)	consists of four swaps

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

Market Risk Sensitive Instruments

The interest rate swap agreements have been designated as cash flow hedges. In accordance with the provisions of SFAS 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS 137 and SFAS 138, the swaps are recorded at fair value. On a quarterly basis, the fair value of the swaps are determined based on quoted market prices and, assuming effectiveness, the difference between the fair value and the book value of the swaps are recognized in other comprehensive income, a component of shareholders’ equity. Any ineffectiveness of the swaps is required to be recognized in earnings. The swaps and the hedged item (three-month LIBOR-based interest payments on $1,355 million of bank debt) have been designed so that the critical terms (interest reset dates, duration and index) coincide. Assuming the critical terms continue to coincide, the cash flows from the swaps will exactly offset the cash flows of the hedged item and no ineffectiveness will exist.

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

The Company is required to provide a report in its Annual Report on Form 10-K for the year ended December 31, 2004 that will include, among other things, management’s assessment of the effectiveness of the Company’s internal controls over financial reporting. In addition, the Company is required to provide in its Form 10-K a written attestation prepared by its independent auditors in connection with such management’s assessment.

The Company completed the SBC Directory Acquisition on September 1, 2004. Management is diligently conducting an evaluation of all of the Company’s internal controls over financial reporting, including that of the acquired business. Due to the size and timing of this recent acquisition, management may be unable to complete its assessment of the internal controls over financial reporting with respect to portions of the acquired SBC Directory business by the end of the year. As a result, management may take advantage of and rely on the guidance provided by the Staff of the Securities and Exchange Commission with respect to the exclusion from its assessment of the internal controls over financial reporting with respect to material business acquisitions completed during the fiscal year. If the Company does rely on the guidance of the Staff and exclude some portion of the acquired business from its assessment of the internal controls over financial reporting, the Company will include a detailed explanation of what portion of the acquired business has been so excluded and its significance, as well as the reasons for its exclusion, in its report to be included in the Form 10-K.

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

Based on our review of the latest information available, we believe our ultimate liability in connection with pending legal proceedings, including the litigation and tax matters described below, will not have a material adverse effect on our results of operations, cash flows or financial position, as described below. No material amounts have been accrued in our financial statements with respect to any of these matters.

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

In November 1996, the company then known as The Dun & Bradstreet Corporation separated through a spin-off (“1996 Distribution”) into three separate public companies: The Dun and Bradstreet Corporation, ACNielsen Corporation (“ACNielsen”), and Cognizant Corporation (“Cognizant”). In June 1998, The Dun & Bradstreet Corporation separated through a spin-off (“1998 Distribution”) into two separate public companies: R.H. Donnelley Corporation (formerly The Dun & Bradstreet Corporation) and a new company that changed its name to The Dun & Bradstreet Corporation. Later in 1998, Cognizant separated through a spin-off (“Cognizant Distribution”) into two separate public companies: IMS Health Incorporated (“IMS”), and Nielsen Media Research, Inc. (“NMR”). In September 2000, The Dun & Bradstreet Corporation separated into two separate public companies: Moody’s Corporation, (“Moody’s”) (formerly The Dun & Bradstreet Corporation), and a new company that changed its name to The Dun & Bradstreet Corporation. As a result of the form of R.H. Donnelley Corporation’s separation from The Dun & Bradstreet Corporation in 1998, we are the corporate successor of and technically the defendant and taxpayer referred to below as D&B with respect to any matter accruing prior to June 30 1998.

Information Resources, Inc.

The following is a description of an antitrust lawsuit filed in 1996 by Information Resources, Inc. (“IRI”). As more fully described below, VNU N.V., a publicly traded Dutch company (“VNU”), and its U.S. subsidiaries VNU, Inc., AC Nielsen, AC Nielsen (US), Inc. (“ACN (US)”), and NMR (collectively, the “VNU Parties”), have assumed exclusive joint and several liability for any judgment or settlement of this antitrust lawsuit. As a result of the indemnity obligation, we do not have any exposure to a judgment or settlement of this lawsuit unless the VNU Parties default on their obligations. In the event of such default, we have contingent liability for this matter as a result of our succeeding to D&B’s liabilities and obligations as part of the 1998 Distribution. In such event, however, under the contractual commitments described below, any such amounts that we might need to pay would be shared equally (50% each) by D&B and Moody’s, on a joint and several basis. Only if D&B and Moody’s were unable to bear all or a part of this liability, would we be liable, and then only to the extent that either of them could not satisfy their joint and several indemnity obligations to us.

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

Pursuant to a scheduling order entered by the Court on April 8, 2004, discovery ended on November 1, 2004, and trial is scheduled to begin April 18, 2005.

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

Accordingly, and as a result of the allocations of liability described above, in the event the VNU Parties default on their obligations under the Amended JDA, each of D&B and Moody’s will be jointly and severally responsible for the payment of any portion of any judgment or settlement ultimately payable by the Company (which is the defendant in the IRI action), which could be as high as all of the IRI Liabilities.

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

Tax Matter

D&B entered into global tax-planning initiatives in the normal course of its business, primarily through tax-free restructurings of both its foreign and domestic operations (collectively, “Legacy Tax Matters”). The IRS is currently disputing certain tax positions taken with respect to the Legacy Tax Matters. The status of these Legacy Tax Matters is summarized below, including the status of the tentative settlements of two of these matters described in our Form 10-Q for the quarter ended June 30, 2004 (“Q2 Form10-Q”).

Pursuant to a series of tax sharing and other agreements (collectively, “Tax Sharing Agreements”) relating to the spin-offs and separations referred to above, IMS and NMR are jointly and severally liable for, and must pay one-half of, and D&B and Moody’s are jointly and severally liable for, and must pay the other half of, any payments over $137.0 million for taxes, accrued interest and other amounts resulting from the Legacy Tax Matters summarized below (other than the matter summarized below under “— Amortization and Royalty Expense Deductions/Royalty Income — 1997-2004,” for which D&B and Moody’s, jointly and severally, are solely responsible). D&B, on our behalf, was contractually obligated to pay, and did pay, the first $137.0 million of tax liability in connection with the matter summarized below as “— Utilization of Capital Losses — 1989-1990.”

Under the terms of the 1998 Distribution, D&B agreed to assume the defense and to indemnify us against any tax liability that may be assessed against us and any related costs and expenses that we may incur in connection with any of these Legacy Tax Matters. Also, as required by those agreements, Moody’s has agreed to be jointly and severally liable with D&B for the indemnity obligation to us. Under the terms of certain of the other spin-offs and separations, D&B and Moody’s have, between each other, agreed to be financially responsible for 50% of any potential liabilities that may arise to the extent such potential liabilities are not directly attributable to each party’s respective business operations. Only if D&B and Moody’s were unable to bear all or a part of these liabilities, would we be liable, and then only to the extent that both of them could not satisfy their joint and several indemnity obligations to us.

As we previously reported in our Q2 Form10-Q, we understand that D&B has negotiated with the IRS a tentative settlement of all outstanding issues related to the matters described below under “Utilization of Capital Losses – 1989-1990” (“Capital Losses Matter”) and, with respect to the matters described below under “Royalty Expense Deductions – 1993-1997” (“Royalty Expense Matter”), has negotiated a tentative settlement for tax years 1995 and 1996, which represented the great majority of the probable exposure for the Royalty Expense Matter (collectively, the “Proposed Settlements”). Having achieved the Proposed Settlements, the next step in the resolution process is for the relevant parties and the IRS to negotiate and execute final settlement agreements reflecting the terms of the respective Proposed Settlements, and then for the IRS to tender to the relevant taxpayer parties final settlement agreements. We understand that D&B is presently awaiting receipt of a final settlement agreement from the IRS with respect to the Capital Losses Matter and, as further described below, D&B recently received from the IRS a final settlement agreement with respect to the Royalty Expense Matter. These Proposed Settlements and any proposed final settlement agreements are tentative, and will not bind any of the parties until final settlement agreements are executed.

While we cannot assure you as to the outcome in these Legacy Tax Matters, management presently believes that D&B and Moody’s have sufficient financial resources, borrowing capacity and, where applicable, indemnity rights against IMS and NMR (who succeeded to Cognizant’s indemnity obligations under the Cognizant Distribution) and IMS and NMR in turn have sufficient financial resources and borrowing capacity to satisfy their respective indemnity obligations to D&B and Moody’s, so as to reimburse us for any payments we may be required to make and related costs we may incur in connection with these Legacy Tax Matters. Therefore, management presently believes that the ultimate resolution of these Legacy Tax Matters would not have a material adverse effect on the Company’s results of operations, cash flows or financial condition.

Utilization of Capital Losses – 1989 – 1990 (Proposed Settlement Pending)

In 2000, D&B filed an amended tax return with respect to the utilization of capital losses in 1989 and 1990 in response to a formal IRS notice of adjustment. The amended tax return reflected an additional $561.6 million of tax and interest due. In 2000, D&B paid the IRS approximately $349.3 million and IMS (on behalf of itself and NMR) paid the IRS approximately $212.3 million. We understand that these payments were made under dispute in order to stop additional interest from accruing and that D&B has filed a complaint for a refund in the United States District Court. As noted

above, we understand that D&B has reached a Proposed Settlement of this Capital Losses Matter with the IRS and is expecting to receive a final settlement agreement reflecting the terms of such Proposed Settlement. The Proposed Settlement and any final settlement agreement is tentative and non-binding until a definitive settlement agreement is executed. The Proposed Settlement requires that the complaint for a refund be withdrawn and that D&B make an additional payment to the IRS. We understand that D&B expects that the net impact to D&B’s cash flow to settle this matter could be up to $14.0 million (tax, interest, and penalties, net of tax benefits), although we cannot assure you with respect to whether or not this Capital Losses Matter will be finally resolved or when or on what terms.

Royalty Expense Deductions – 1993 – 1997 (Proposed Settlement Pending)

In the second quarter of 2003, D&B received (on our behalf) a proposed notice of deficiency from the IRS with respect to a partnership transaction entered into in 1993. Specifically, the IRS proposed to disallow certain royalty expense deductions claimed by D&B on its 1993 through 1996 tax returns. We understand that D&B estimates that the disallowance of the 1993 and 1994 royalty expense deductions would result in a loss to it of approximately $5.0 million in pending tax refunds and that the additional tax liability to it with respect to the disallowance of the 1995 and 1996 royalty expense deductions could be up to approximately $45.5 million (tax, interest and penalties, net of tax benefits).

In addition, and also in the second quarter of 2003, D&B received from the IRS on behalf of the partnership associated with the above transaction a notice of proposed partnership adjustment challenging the tax treatment of certain royalty payments received by the partnership in which D&B was a partner. In that notice, the IRS is seeking to reallocate certain partnership income to D&B. In January and April 2004, D&B received additional IRS notices (similar to those received in the second quarter of 2003) associated with D&B’s remaining interest in the partnership transaction (as described above) for the three months in 1997 for which the entities were partners. The additional tax liability with respect to D&B’s share of this income for the notices received in the second quarter of 2003 and January and April 2004 could be up to $22.5 million (tax, interest and penalties, net of tax benefits). We understand that D&B believes that these positions regarding the partnership are inconsistent with the IRS’ position with respect to the same royalty expense deductions described above. This $22.5 million additional liability would be in addition to the $45.5 million of additional liability related to royalty expense deductions discussed in the previous paragraph.

As noted above, we understand that D&B has reached a Proposed Settlement with the IRS regarding the disallowance of the 1995 and 1996 royalty expense deductions portion of the Royalty Expense Matter. We also understand that during the third quarter of 2004, the IRS tendered to D&B (on our behalf) a final settlement agreement with respect to the Royalty Expense Matter for tax years 1995 and 1996, reflecting the financial terms (but not necessarily reflecting all other terms) set forth in the related Proposed Settlement. The Proposed Settlement and any final settlement agreement is tentative and non-binding until a definitive settlement agreement is executed.

In accordance with the Tax Sharing Agreements, we and D&B sought consent to execute the final settlement agreement for the Royalty Expense Matter for tax years 1995 and 1996 from the relevant parties having financial responsibilities for that matter under the Tax Sharing Agreements (i.e., Moody’s, IMS, NMR and D&B). All such parties consented to the final settlement agreement tendered by the IRS, with the exception of NMR and IMS.

As a result of NMR’s and IMS’s decision not to consent to the Royalty Expense Matter final settlement agreement, on November 1, 2004, D&B informed the IRS that we could not execute the final settlement agreement. On November 3, 2004, the IRS informed D&B that it was withdrawing the final settlement agreement with respect to the Royalty Expense Matter. As a result, we cannot predict at this time whether or not, or when, the parties will be able to conclude negotiations with the IRS with respect to a final settlement agreement regarding the Royalty Expense Matters for tax years 1995 and 1996 on the financial terms and/or other terms set forth in the Proposed Settlement, if at all.

The Tax Sharing Agreements, which govern each of the parties’ rights and obligations under these circumstances, provide (the “Royalty Expense Indemnity & Defense Provisions”) that, a party withholding consent to a proposed settlement shall “continue or initiate further proceedings” with the IRS “at its own expense, and the liability of [the parties previously in control of such proceedings] shall be limited to the liability that would have resulted from the proposed settlement agreement [that was not consented to] (including interest, additions to [t]ax and penalties which have accrued at that time.)” We believe, therefore, as a result of the failure of NMR and IMS to provide their consent, our contingent (assuming each of D&B and Moody’s fail to satisfy their indemnity obligations to us) liability for this Royalty Expense Matter with respect to tax years 1995 and 1996 has been effectively capped at the amounts provided in the final settlement agreement tendered by the IRS. We also believe that in accordance with the Royalty Expense Indemnity & Defense Provisions, NMR and IMS would be jointly and severally liable for any excess amounts above those reflected in the final settlement agreement tendered by the IRS that may ultimately be owing under this Royalty Expense Matter with respect to tax years 1995 and 1996. We understand that D&B estimates that the ultimate resolution of this portion of the Royalty Expense Matter would have a projected net impact to its cash flow of $37.2 million (tax, interest and penalties, net of tax benefits).

IMS has recently alleged various breaches of our and D&B’s obligations under the Tax Sharing Agreements related to D&B’s management and attempted settlement of this matter with the IRS. In addition to “reserving it rights” against us and D&B, IMS has urged NMR (which is in direct contractual privity with us) to:

•	challenge our application of the Royalty Expense Indemnity & Defense Provisions of the Tax Sharing Agreements — specifically that NMR should reject our position that NMR must now lead the defense and that NMR and IMS jointly and severally indemnify us for any financial outcome that is less advantageous to us than the final settlement agreement); and

•	assert breaches of contract and to terminate the obligations of IMS and NMR to be jointly and severally liable for, and pay, one-half of the liabilities associated with the Legacy Tax Matters as provided under the Tax Sharing Agreements generally.

We and our legal counsel, and we understand D&B and their legal counsel, believe that neither NMR nor IMS have any right or the legal basis to terminate their indemnity obligations under the Tax Sharing Agreements, and that any attempt by them to do so will be found to be without merit, although we cannot assure you with respect to the ultimate outcome of that issue or with respect to the timing of its resolution.

We anticipate commencing arbitration proceedings along with D&B to enforce our respective rights under the Royalty Expense Indemnity & Defense Provisions and other provisions of the Tax Sharing Agreements should the negotiation process required by the Tax Sharing Agreements fail to resolve the parties’ dispute. While we believe that we should prevail in such arbitration, and thereby effectively cap our exposure with respect to the Royalty Expense Matter for tax years 1995 and 1996 at the levels described above, we cannot assure you as to the ultimate outcome of this matter or with respect to the timing of its resolution.

The 1993, 1994, and 1997 royalty expense deduction portions of the Royalty Expense Matter remain pending before the IRS. We understand that D&B estimates that the disallowance of the deductions for those tax years represents an exposure to it of approximately $6.6 million (tax, interest, and penalties, net of tax benefits).

Amortization Expense Deductions – 1997 – 2004

In the fourth quarter of 2003, D&B received (on our behalf) IRS notices of proposed adjustment with respect to a partnership transaction entered into in 1997. In addition, D&B received, on behalf of the partnership, various IRS materials further explaining the examining agent’s position with respect to the activities of the partnership in 1997 and 1998.

In April 2004, D&B received (on our behalf) proposed notices of deficiency from the IRS, proposing adjustments with respect to the same partnership transaction entered into in 1997 described above. The adjustments proposed in the April notices reflect the notices of proposed adjustment and other IRS materials referred to above.

Specifically, the IRS asserted that certain amortization expense deductions claimed by D&B on its 1997 and 1998 tax returns should be disallowed. We understand that D&B estimates that the additional tax liability to it as a result of the disallowance of the 1997 and 1998 amortization deductions and the disallowance of such deductions claimed from 1999 to date could be up to $57.8 million (tax, interest and penalties, net of tax benefits). This transaction is scheduled to expire in 2012 and, unless earlier terminated, based on current interest rates and tax rates, additional tax exposure would increase at a rate of approximately $2.1 million per quarter (including potential penalties) as future amortization expenses are deducted.

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

In the event the IRS were to prevail on both positions with respect to the royalty expense/income, which D&B believes unlikely, D&B estimates that the additional tax liability to it as a result of the disallowance of the 1997 and 1998 royalty expense deductions, the disallowance of such deductions claimed from 1999 to date and the inclusion of the reallocated royalty income for all relevant years could be up to $139.5 million (tax, interest and penalties, net of tax benefits), which would be in addition to the $57.8 million noted above related to the amortization expense deduction.

We understand that D&B has filed protests relating to these matters with the IRS Office of Appeals. We understand that during the third quarter of 2004, D&B was informed by the IRS Office of Appeals that this matter was being returned to the Examination Division of the IRS for further development of the issues. We understand that D&B is attempting to resolve these matters at the Appeals phase before proceeding to litigation, if necessary. If D&B were to challenge, at any time, any of these IRS positions for years 1997 and 1998 in U.S. District Court or the U.S. Court of Federal Claims, rather than in U.S. Tax Court, the disputed amounts for each applicable year would need to be paid in advance for the Court to have jurisdiction over the case.

Conclusion

As a result of our assessment of our exposure in these matters relating to our prior relationship with D&B and its former affiliates, especially in light of our indemnity arrangements with D&B and Moody’s (and the VNU Parties with respect to the IRI matter), and their respective financial resources, borrowing capacity and, in the case of certain Legacy Tax Matters, indemnity rights against IMS and NMR, and in turn IMS and NMR’s respective financial resources and borrowing capacity to satisfy their respective indemnity obligations to D&B and Moody’s, no material amounts have been accrued in our consolidated financial statements for any of these D&B-related litigation and tax matters.

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

Item 6. Exhibits

(a)	Exhibits:

Exhibit No.	Document
2.1	Stock Purchase Agreement, dated as of September 21, 2002, by and among the Company, Sprint Corporation and Centel Directories LLC (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 1, 2002, Commission File No. 001-07155). The Company agrees to furnish supplementally a copy of any omitted schedules to the Securities and Exchange Commission upon request.

2.2	Supplemental Agreement to Stock Purchase Agreement, dated as of December 31, 2002, by and among the Company, Sprint Corporation and Centel Directories LLC (incorporated by reference to Exhibit 2.2 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 17, 2003, Commission File No. 001-07155). The Company agrees to furnish supplementally a copy of any omitted schedules to the Commission upon request.

2.3	Preferred Stock and Warrant Purchase Agreement, dated as of September 21, 2002, among R.H. Donnelley Corporation and investment partnerships affiliated with The Goldman Sachs Group, Inc. (incorporated by reference to Exhibit 2.2 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 1, 2002, Commission File No. 001-07155)

2.4	Purchase Agreement dated as of July 28, 2004 by and among R.H. Donnelley Corporation, Ameritech Corporation and Ameritech Publishing, Inc. (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed with the SEC on August 2, 2004, Commission File No. 001-07155)

2.5	Purchase Agreement, dated as of July 28, 2004, by and among R.H. Donnelley Corporation, Ameritech Corporation and Ameritech Publishing, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 2, 2004, Commission File No. 001-07155)

2.6	Amendment No. 1 to the Purchase Agreement, dated as of September 1, 2004, by and among R.H. Donnelley Corporation, Ameritech Corporation and Ameritech Publishing, Inc. (incorporated by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 3, 2004, Commission File No. 001-07155)

3.1	Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q for the three months ended March 31, 1999, filed with the Securities and Exchange Commission on May 14, 1999 Commission File No. 001-07155)

3.2	By-laws of the Company (incorporated by reference to Exhibit 3.2 to the Quarterly Report on Form 10-Q for the three months ended March 31, 1999, filed with the Securities and Exchange Commission on May 14, 1999 Commission File No. 001-07155)

3.3	Certificate of Incorporation of R.H. Donnelley Inc. (incorporated by reference to Exhibit 3.3 to Amendment No. 1 to the Registration Statement on Form S-4, filed with the Securities and Exchange Commission on August 7, 1998, Registration No. 333-59287)

3.4	By-laws of R.H. Donnelley Inc. (incorporated by reference to Exhibit 3.4 to the Registration Statement on Form S-4, filed with the Securities and Exchange Commission on July 17, 1998, Registration No. 333-59287)

Exhibit No.	Document
3.5	Certificate of Designations of Convertible Cumulative Preferred Stock of R.H. Donnelley Corporation (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 17, 2003, Commission File No. 001-07155)

3.6	Certificate of Designations of Series B-1 Convertible Cumulative Preferred Stock of R.H. Donnelley Corporation (incorporated by reference to Exhibit 3.1 to the Current Report Form 8-K, filed with the Securities and Exchange Commission on December 3, 2002, Commission File No. 001-07155)

4.1	Indenture, dated as of June 5, 1998, among R.H. Donnelley Inc., as Issuer, the Company, as Guarantor, and the Bank of New York, as Trustee, with respect to the 91/8% Senior Subordinated Notes due 2008 (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-4, filed with the Securities and Exchange Commission on July 17, 1998, Registration No. 333-59287)

4.2	Form of the 91/8% Senior Subordinated Notes due 2008 (included in Exhibit 4.1)

4.3	Company Guarantee (included in Exhibit 4.1)

4.4	First Supplemental Indenture, dated as of November 25, 2002, among R.H. Donnelley Inc., as Issuer, and the Company, R.H. Donnelley Acquisitions, Inc., R.H. Donnelley APIL, Inc., R.H. Donnelley CD, Inc. and Get Digital Smart.com, Inc., as Guarantors, and The Bank of New York, as Trustee, with respect to the 91/8% Senior Subordinated Notes due 2008 (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 25, 2002, Commission File No. 001-07155)

4.5	Second Supplemental Indenture, dated as of December 20, 2002, among R.H. Donnelley Inc., as Issuer, and the Company, R.H. Donnelley Acquisitions, Inc., R.H. Donnelley Acquisitions II, Inc., R.H. Donnelley APIL, Inc., R.H. Donnelley CD, Inc. and Get Digital Smart.com, Inc., as Guarantors, and The Bank of New York, as Trustee, with respect to the 91/8% Senior Subordinated Notes due 2008 (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 20, 2002, Commission File No. 001-07155)

4.6	Third Supplemental Indenture, dated as of December 20, 2002 (operative as of January 3, 2003), among R.H. Donnelley Inc., as Issuer, and the Company, R.H. Donnelley Acquisitions, Inc., R.H. Donnelley Acquisitions II, Inc., R.H. Donnelley APIL, Inc., R.H. Donnelley CD, Inc. and Get Digital Smart.com, Inc., as Guarantors, and The Bank of New York, as Trustee, with respect to the 91/8% Senior Subordinated Notes due 2008 (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 6, 2003, Commission File No. 001-07155)

4.7	Rights Agreement, dated as of October 27, 1998, between R.H. Donnelley Corporation and First Chicago Trust Company (incorporated by reference to Exhibit 4 to the Registration Statement on Form 8-A, filed with the Securities and Exchange Commission on November 5, 1998, Commission File No. 001-07155)

4.8	Amendment No. 1 to Rights Agreement, dated as of February 26, 2001, by and among R.H. Donnelley Corporation, First Chicago Trust Company of New York (as initial Rights Agent) and The Bank of New York (as successor Rights Agent) (incorporated by reference to Exhibit 4.5 to the Annual Report on Form 10-K for the year ended December 31, 2000, filed with the Securities and Exchange Commission on March 28, 2001, Commission File No. 001-07155)

Exhibit No.	Document
4.9	Amendment No. 2 to Rights Agreement, dated as of September 21, 2002, between the Company and The Bank of New York, as successor Rights Agent (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 1, 2002, Commission File No. 001-07155)

4.10	Form of Warrant Agreement, dated as of November 25, 2002, between the Company and investment partnerships affiliated with The Goldman Sachs Group, Inc. (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 17, 2003, Commission File No. 001-07155)

4.11	Form of Warrant Agreement, dated January 3, 2003, between the Company and investment partnerships affiliated with The Goldman Sachs Group, Inc. (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 17, 2003, Commission File No. 001-07155)

4.12	Registration Rights Agreement, dated as of November 25, 2002, among the Company and investment partnerships affiliated with The Goldman Sachs Group, Inc. (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 3, 2002, Commission File No. 001-07155)

4.13	Indenture dated as of December 3, 2002 between R.H. Donnelley Inc. (as successor to R.H. Donnelley Finance Corporation I), as Issuer, and The Bank of New York, as Trustee, with respect to the 87/8% Senior Notes due 2010 (incorporated by reference to Exhibit 4.13 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 20, 2003, Commission File No. 001-07155)

4.14	Supplemental Indenture dated as of January 3, 2003 among R.H. Donnelley Inc., as Issuer, the Company and the other guarantors signatory thereto, as Guarantors, and The Bank of New York, as Trustee, with respect to the 87/8% Senior Notes due 2010 (incorporated by reference to Exhibit 4.14 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 20, 2003, Commission File No. 001-07155)

4.15	Form of 87/8% Senior Notes due 2010 (included in Exhibit 4.13)

4.16	Guarantees relating to the 87/8% Senior Notes due 2010 (incorporated by reference to Exhibit 4.16 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 20, 2003, Commission File No. 001-07155)

4.17	Indenture dated as of December 3, 2002 between R.H. Donnelley Inc. (as successor to R.H. Donnelley Finance Corporation I), as Issuer, and The Bank of New York, as Trustee, with respect to the 107/8% Senior Subordinated Notes due 2012 (incorporated by reference to Exhibit 4.17 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 20, 2003, Commission File No. 001-07155)

4.18	Supplemental Indenture dated as of January 3, 2003 among R.H. Donnelley Inc., as Issuer, the Company and the other guarantors signatory thereto, as Guarantors, and The Bank of New York, as Trustee, with respect to the 107/8% Senior Subordinated Notes due 2012 (incorporated by reference to Exhibit 4.18 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 20, 2003, Commission File No. 001-07155)

4.19	Form of 107/8% Senior Subordinated Notes due 2012 (included in Exhibit 4.17)

4.20	Guarantees relating to the 107/8% Senior Subordinated Notes due 2012 (incorporated by reference to Exhibit 4.20 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 20, 2003, Commission File No. 001-07155)

Exhibit No.	Document
4.21	Second Supplemental Indenture dated as of January 9, 2004 among R.H. Donnelley Inc., as Issuer, the Company and other guarantors signatory thereto, as Guarantors, and The Bank of New York, as Trustee, with respect to the 10 7/8% Senior Subordinated Notes due 2012 (incorporated by reference to Exhibit 4.21 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 12, 2004, Commission File No. 001-07155)

4.22	Second Supplemental Indenture, dated as of September 1, 2004, by and among R.H. Donnelley Inc., the guarantors party thereto and The Bank of New York, as Trustee, with respect to the 8 7/8% Senior Notes due 2010 of R.H. Donnelley Inc. (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 3, 2004, Commission File No. 001-07155)

4.23	Third Supplemental Indenture, dated as of September 1, 2004, by and among R.H. Donnelley Inc., the guarantors party thereto and The Bank of New York, as Trustee, with respect to the 10 7/8% Senior Subordinated Notes due 2012 of R.H. Donnelley Inc. (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 3, 2004, Commission File No. 001-07155)

4.24	Senior Guarantees relating to Second Supplemental Indenture to the Indenture governing the 8 7/8% Senior Notes due 2010 (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 3, 2004, Commission File No. 001-07155)

4.25	Senior Subordinated Guarantees relating to the Third Supplemental Indenture to the Indenture governing the 10 7/8% Notes due 2012 (incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 3, 2004, Commission File No. 001-07155)

10.1	Form of Distribution Agreement between the Company (f/k/a The Dun & Bradstreet Corporation) and The New Dun & Bradstreet Corporation (incorporated by reference to Exhibit 99.2 to the Current Report on Form 8-K of the Company (f/k/a The Dun & Bradstreet Corporation), filed with the Securities and Exchange Commission on September 30, 1998, Commission File No. 001-07155)

10.2	Form of Tax Allocation Agreement between the Company (f/k/a The Dun & Bradstreet Corporation) and The New Dun & Bradstreet Corporation (incorporated by reference to Exhibit 99.3 to the Current Report on Form 8-K of the Company (f/k/a The Dun & Bradstreet Corporation), filed with the Securities and Exchange Commission on September 30, 1998, Commission File No. 001-07155)

10.3	Amended and Restated Indemnity and Joint Defense Agreement dated as of July 30, 2004, by and among VNU, N.V., VNU, Inc., ACNielson Corporation, AC Nielson (US), Inc., Nielson Media Research, Inc., R.H. Donnelley Corporation, the Dun & Bradstreet Corporation, Moody’s Corporation, and IMS Health Incorporated (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 9, 2004, Commission File No. 001-07155).

10.4	DonTech II Partnership Agreement, effective August 19, 1997, by and between R.H. Donnelley Inc. (f/k/a The Reuben H. Donnelley Corporation) and Ameritech Publishing of Illinois, Inc. (incorporated by reference to Exhibit 10.10 to Amendment No. 1 to the Registration Statement on Form S-4, filed with the Securities and Exchange Commission on August 7, 1998, Registration No. 333-59287)

Exhibit No.	Document
10.5	Amendment No. 1 to DonTech II Partnership Agreement dated as of January 28, 2000 between R.H. Donnelley Inc. and Ameritech Publishing of Illinois, Inc. (incorporated by reference to Exhibit 10.4 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 12, 2004, Commission File No. 001-07155)

10.6	Revenue Participation Agreement, dated as of August 19, 1997, by and between APIL Partners Partnership and R.H. Donnelley Inc. (f/k/a The Reuben H. Donnelley Corporation) (incorporated by reference to Exhibit 10.11 to Amendment No. 1 to the Registration Statement on Form S-4, filed with the Securities and Exchange Commission on August 7, 1998, Registration No. 333-59287)

10.7	Master Agreement, executed August 19, 1997, by and among R.H. Donnelley Inc. (f/k/a The Reuben H. Donnelley Corporation), the Company (f/k/a The Dun & Bradstreet Corporation), The Am-Don Partnership a/k/a DonTech, DonTech II, Ameritech Publishing, Inc., Ameritech Publishing of Illinois, Inc., Ameritech Corporation, DonTech I Publishing Company LLC and the APIL Partners Partnership (incorporated by reference to Exhibit 10.12 to Amendment No. 1 to the Registration Statement on Form S-4, filed with the Securities and Exchange Commission on August 7, 1998, Registration No. 333-59287)

10.8	Exclusive Sales Agency Agreement, effective August 19, 1997, between APIL Partners Partnership and DonTech II (incorporated by reference to Exhibit 10.13 to Amendment No. 1 to the Registration Statement on Form S-4, filed with the Securities and Exchange Commission on August 7, 1998, Registration No. 333-59287)

10.9	Agreement for Publishing Services, dated as of January 1, 2002 between Ameritech Publishing Inc. and R.H. Donnelley Inc. (certain portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to an Application for an Order Granting Confidential Treatment) (incorporated by reference to Exhibit 10.13 to the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2002, filed with the Securities and Exchange Commission on May 10, 2002, Commission File No. 001-07155)

10.10	Limited Liability Company Agreement of CenDon, L.L.C. dated April 27, 2000 between R.H. Donnelley Inc. and Centel Directory Company (certain portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to an Application for an Order Granting Confidential Treatment) (incorporated by reference to Exhibit 10.14 to the Company’s Quarterly Report on Form 10-Q for the three months ended September 30, 2002, filed with the Securities and Exchange Commission on August 14, 2002, Commission File No. 001-07155)

10.11	Sales Agency Agreement dated as of April 27, 2000 among R.H. Donnelley Inc., Centel Directory Company and CenDon, L.L.C. (incorporated by reference to Exhibit 10.15 to the Company’s Quarterly Report on Form 10-Q for the three months ended September 30, 2002, filed with the Securities and Exchange Commission on August 14, 2002, Commission File No. 001-07155)

10.12	Agreement for Publishing Services dated as of April 27, 2000 between R.H. Donnelley and CenDon, L.L.C. (certain portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to an Application for an Order Granting Confidential Treatment) (incorporated by reference to Exhibit 10.16 to the Company’s Quarterly Report on Form 10-Q for the three months ended September 30, 2002, filed with the Securities and Exchange Commission on August 14, 2002, Commission File No. 001-07155)

10.13^	Key Employees’ Performance Unit Plan, as amended and restated (incorporated by reference to Exhibit 10.15 to Amendment No. 3 to the Registration Statement on Form S-

Exhibit No.	Document
4, filed with the Securities and Exchange Commission on September 28, 1998, Registration No. 333-59287)

10.14^	1991 Key Employees’ Stock Option Plan, as amended and restated through April 25, 2000 (incorporated by reference to Exhibit 10.17 to the Company’s Quarterly Report on Form 10-Q for the three months ended September 30, 2000, filed with the Securities and Exchange Commission on November 13, 2000, Commission File No. 001-07155)

10.15^	Amended and Restated 1998 Directors’ Stock Plan (incorporated by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999, filed with the Securities and Exchange Commission on March 27, 2000, Commission File No. 001-07155)

10.16^	Pension Benefit Equalization Plan (incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, filed with the Securities and Exchange Commission on March 27, 2002, Commission File No. 001-07155)

10.17^	2001 Stock Award and Incentive Plan (incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, filed with the Securities and Exchange Commission on March 27, 2002, Commission File No. 001-07155)

10.18^	Form of Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 99.02 to Registration Statement on Form S-8, filed with the Securities and Exchange Commission on July 25, 2001, Registration No. 333-65822)

10.19^	Form of Annual Incentive Program Award (incorporated by reference to Exhibit 99.03 to the Registration Statement on Form S-8, filed with the Securities and Exchange Commission on July 25, 2001, Registration No. 333-65822)

10.20^	Form of Performance Unit Program Award (incorporated by reference to Exhibit 99.04 to the Registration Statement on Form S-8, filed with the Securities and Exchange Commission on July 25, 2001, Registration No. 333-65822)

10.21^*	Form of Stock Appreciation Rights Agreement

10.22^	Deferred Compensation Plan (incorporated by reference to Exhibit 4.01 to the Company’s Registration Statement on Form S-8, filed with the Securities and Exchange Commission on November 24, 1999, Registration No. 333-91613)

10.23^	Employment Agreement effective as of May 1, 2002 between the Company and David C. Swanson (incorporated by reference to Exhibit 10.29 to the Company’s Quarterly Report on Form 10-Q for the three months ended September 30, 2002, filed with the Securities and Exchange Commission on August 14, 2002, Commission File No. 001-07155)

10.24^	Employment Agreement effective September 21, 2002 between the Company and Peter J. McDonald (incorporated by reference to Exhibit 10.30 to the Quarterly Report on Form 10-Q for the nine months ended September 30, 2002, filed with the Securities and Exchange Commission on November 12, 2002, Commission File No. 001-07155)

10.25^	Employment Agreement effective March 1, 2002 between the Company and Steven M. Blondy (incorporated by reference to Exhibit 10.30 to the Company’s Quarterly Report on Form 10-Q for the three months ended September 30, 2002, filed with the Securities and Exchange Commission on August 14, 2002, Commission File No. 001-07155)

10.26^	Separation Agreement and Release dated as of July 25, 2003 between the Company and Frank M. Colarusso (incorporated by reference to Exhibit 10.39 to the Company’s Quarterly Report on Form 10-Q for the three month period ended September 30, 2003,

Exhibit No.	Document
filed with the Securities and Exchange Commission on August 13, 2003, Commission File No. 001-07155)

10.27	Employment Agreement dated as of September 26, 2000 between the Company and William C. Drexler (incorporated by reference to Exhibit 10.35 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, filed with the Securities and Exchange Commission on March 28, 2001, Commission File No. 001-07155)

10.28	Amendment No. 1 to Employment Agreement dated as of February 27, 2001 between the Company and William C. Drexler (incorporated by reference to Exhibit 10.36 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, filed with the Securities and Exchange Commission on March 28, 2001, Commission File No. 001-07155)

10.29	Employment Agreement dated as of January 1, 2001 between the Company and Robert J. Bush (incorporated by reference to Exhibit 10.37 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, filed with the Securities and Exchange Commission on March 28, 2001, Commission File No. 001-07155)

10.30	Amendment No. 1 to Employment Agreement dated as of February 27, 2001 between the Company and Robert J. Bush (incorporated by reference to Exhibit 10.38 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, filed with the Securities and Exchange Commission on March 28, 2001, Commission File No. 001-07155)

10.31	Letter Agreement, dated as of November 25, 2002, among the Company, R.H. Donnelley Inc. and investment partnerships affiliated with The Goldman Sachs Group, Inc (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 3, 2002, Commission File No. 001-07155)

10.32	Letter Agreement dated as of January 3, 2003 among the Company, R.H. Donnelley Inc. and investment partnerships affiliated with The Goldman Sachs Group, Inc (incorporated by reference to Exhibit 10.8 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 17, 2003, Commission File No. 001-07155)

10.33	Letter Agreement, dated as of July 22, 2003 among the Company and investment partnerships affiliated with The Goldman Sachs Group, Inc. (incorporated by reference to Exhibit 10.45 to the Company’s Quarterly Report on Form 10-Q for the three months ended September 30, 2003, filed with the Securities and Exchange Commission on August 13, 2003, Commission File No. 001-07155)

10.34	Directory Services License Agreement, dated as of January 3, 2003, by and among R.H. Donnelley Publishing & Advertising, Inc. (f/k/a Sprint Publishing & Advertising, Inc.), CenDon L.L.C., R.H. Donnelley Directory Company (f/k/a Centel Directory Company), Sprint Corporation, Sprint Directory Trademark Company, LLC and the Sprint Local Telecommunications Division (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 17, 2003, Commission File No. 001-07155)

10.35	Trademark License Agreement, dated as of January 3, 2003, by and among Sprint Directory Trademark Company, LLC, R.H. Donnelley Publishing & Advertising, Inc. (f/k/a Sprint Publishing & Advertising, Inc.), CenDon L.L.C. and R.H. Donnelley Directory Company (f/k/a Centel Directory Company) (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 17, 2003, Commission File No. 001-07155)

Exhibit No.	Document
10.36	Publisher Trademark License Agreement, dated as of January 3, 2003, by and among R.H. Donnelley Publishing & Advertising, Inc. (f/k/a Sprint Publishing & Advertising, Inc.), R.H. Donnelley Directory Company (f/k/a Centel Directory Company) and Sprint Corporation (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 17, 2003, Commission File No. 001-07155)

10.37	Non-Competition Agreement, dated as of January 3, 2003, by and among the Company, R.H. Donnelley Publishing & Advertising, Inc. (f/k/a Sprint Publishing & Advertising, Inc.), CenDon L.L.C., R.H. Donnelley Directory Company (f/k/a Centel Directory Company), Sprint Corporation and the Sprint Local Telecommunications Division (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 17, 2003, Commission File No. 001-07155)

10.38	Subscriber Listings Agreement, dated as of January 3, 2003, by and among R.H. Donnelley Publishing & Advertising, Inc. (f/k/a Sprint Publishing & Advertising, Inc.), CenDon L.L.C., R.H. Donnelley Directory Company (f/k/a Centel Directory Company), Sprint Corporation and the Sprint Local Telecommunications Division (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 17, 2003, Commission File No. 001-07155)

10.39	Directory Services License Agreement, dated as of September 1, 2004, among R.H. Donnelley Corporation, R.H. Donnelley Publishing & Advertising of Illinois Partnership (formerly known as The APIL Partners Partnership), DonTech II Partnership, Ameritech Corporation, SBC Directory Operations, Inc. and SBC Knowledge Ventures, L.P. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 3, 2004, Commission File No. 001-07155)

10.40	Non-Competition Agreement, dated as of September 1, 2004, between R.H. Donnelley Corporation and SBC Communications, Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 3, 2004, Commission File No. 001-07155)

10.41	SMARTpages Reseller Agreement, dated as of September 1, 2004, among SBC Communications, Inc., Southwestern Bell Yellow Pages, Inc., SBC Knowledge Ventures, L.P., R.H. Donnelley Corporation, R.H. Donnelley Publishing & Advertising of Illinois Partnership (formerly known as The APIL Partners Partnership) and DonTech II Partnership (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 3, 2004, Commission File No. 001-07155)

10.42	Ameritech Directory Publishing Listing License Agreement, dated as of September 1, 2004, among R.H. Donnelley Publishing & Advertising of Illinois Partnership (formerly known as The APIL Partners Partnership), DonTech II Partnership and Ameritech Services Inc. (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 3, 2004, Commission File No. 001-07155)

Exhibit No.	Document
10.43	Credit Agreement, dated as of December 6, 2002, among the Company, R.H. Donnelley Inc., R.H. Donnelley Finance Corporation II (subsequently merged with and into R.H. Donnelley Inc.), the several lenders from time to time party thereto, Bear Stearns Corporate Lending Inc. and Citicorp North America, Inc., as joint syndication agents, BNP Paribas and Fleet National Bank, as joint documentation agents, Deutsche Bank Trust Company Americas, as administrative agent, and Deutsche Bank Securities Inc., Salomon Smith Barney Inc. and Bear, Stearns & Co. Inc., as joint lead arrangers and joint book runners (incorporated by reference to Exhibit 10.10 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 17, 2003, Commission File No. 001-07155)

10.44	First Amendment, dated as of December 5, 2003, among the Company, R.H. Donnelley Inc., the financial institutions parties thereto, Deutsche Bank Securities Inc., CitiGroup Global Markets Inc. and Bear, Stearns & Co. Inc., as joint lead arrangers and joint book runners, Bear Stearns Corporate Lending Inc. and Citicorp North America, Inc., as joint syndication agents, BNP Paribas and Fleet National Bank, as documentation agents, and Deutsche Bank Trust Company Americas, as administrative agent, to the Credit Agreement, dated as of December 6, 2002 (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 26, 2004, Commission File No. 001-07155)

10.45	Amended and Restated Credit Agreement, dated as of September 1, 2004, by and among, R.H. Donnelley Inc., as borrower, R.H. Donnelley Corporation, the lenders from time to time parties thereto, J.P. Morgan Securities Inc. and Bear, Stearns & Co. Inc., as joint lead arrangers and joint bookrunners, JPMorgan Chase Bank and Bear Stearns Corporate Lending Inc., as co-syndication agents, Citicorp North America, Inc. and Goldman Sachs Credit Partners L.P., as co-documentation agents, and Deutsche Bank Trust Company Americas, as administrative agent (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 3, 2004, Commission File No. 001-07155)

10.46	Amended and Restated Guaranty and Collateral Agreement, dated as of September 1, 2004, by and among R.H. Donnelley Corporation, R.H. Donnelley Inc., R.H. Donnelley APIL, Inc., R.H. Donnelley Publishing & Advertising, Inc., Get Digital Smart.com Inc., R.H. Donnelley Publishing & Advertising of Illinois Partnership, DonTech II Partnership, DonTech Holdings, LLC, and R.H. Donnelley Publishing & Advertising of Illinois Holdings, LLC (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 3, 2004, Commission File No. 001-07155)

21*	Subsidiaries of the Company

31.1*	Certification of Quarterly Report on Form 10-Q for the period ended September 30, 2004 by David C. Swanson, Chief Executive Officer of R.H. Donnelley Corporation under Section 302 of the Sarbanes-Oxley Act

31.2*	Certification of Quarterly Report on Form 10-Q for the period ended September 30, 2004 by Steven M. Blondy, Senior Vice President and Chief Financial Officer of R.H. Donnelley Corporation under Section 302 of the Sarbanes-Oxley Act

31.3*	Certification of Quarterly Report on Form 10-Q for the period ended September 30, 2004 by David C. Swanson, Chief Executive Officer for R.H. Donnelley Inc. under Section 302 of the Sarbanes-Oxley Act

31.4*	Certification of Quarterly Report on Form 10-Q for the period ended September 30, 2004 by Steven M. Blondy, Senior Vice President and Chief Financial Officer for R.H. Donnelley Inc. under Section 302 of the Sarbanes-Oxley Act

Exhibit No.	Document
32.1*	Certification of Quarterly Report on Form 10-Q for the period ended September 30, 2004 under Section 906 of the Sarbanes-Oxley Act by David C. Swanson, Chief Executive Officer, and Steven M. Blondy, Senior Vice President and Chief Financial Officer, for R.H. Donnelley Corporation

32.2*	Certification of Quarterly Report on Form 10-Q for the period ended September 30, 2004 under Section 906 of the Sarbanes-Oxley Act by David C. Swanson, Chief Executive Officer, and Steven M. Blondy, Senior Vice President and Chief Financial Officer, for R.H. Donnelley Inc.

* Filed herewith

^ Management contract or compensatory plan

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

R.H. DONNELLEY CORPORATION

Date: November 9, 2004	By:	/s/ Steven M. Blondy

Steven M. Blondy
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: November 9, 2004	By:	/s/ Thomas D. D’Orazio

Thomas D. D’Orazio
Vice President and Controller
(Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

R.H. DONNELLEY INC.

Date: November 9, 2004	By:	/s/ Steven M. Blondy

Steven M. Blondy
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: November 9, 2004	By:	/s/ Thomas D. D’Orazio

Thomas D. D’Orazio
Vice President and Controller
(Principal Accounting Officer)

Exhibit Index

Exhibit No.	Document
10.21*	Form of Stock Appreciation Rights Agreement

21*	Subsidiaries of the Company

31.1*	Certification of Quarterly Report on Form 10-Q for the period ended September 30, 2004 by David C. Swanson, Chief Executive Officer of R.H. Donnelley Corporation under Section 302 of the Sarbanes-Oxley Act

31.2*	Certification of Quarterly Report on Form 10-Q for the period ended September 30, 2004 by Steven M. Blondy, Senior Vice President and Chief Financial Officer of R.H. Donnelley Corporation under Section 302 of the Sarbanes-Oxley Act

31.3*	Certification of Quarterly Report on Form 10-Q for the period ended September 30, 2004 by David C. Swanson, Chief Executive Officer for R.H. Donnelley Inc. under Section 302 of the Sarbanes-Oxley Act

31.4*	Certification of Quarterly Report on Form 10-Q for the period ended September 30, 2004 by Steven M. Blondy, Senior Vice President and Chief Financial Officer for R.H. Donnelley Inc. under Section 302 of the Sarbanes-Oxley Act

32.1*	Certification of Quarterly Report on Form 10-Q for the period ended September 30, 2004 under Section 906 of the Sarbanes-Oxley Act by David C. Swanson, Chief Executive Officer, and Steven M. Blondy, Senior Vice President and Chief Financial Officer, for R.H. Donnelley Corporation

32.2*	Certification of Quarterly Report on Form 10-Q for the period ended September 30, 2004 under Section 906 of the Sarbanes-Oxley Act by David C. Swanson, Chief Executive Officer, and Steven M. Blondy, Senior Vice President and Chief Financial Officer, for R.H. Donnelley Inc.

* Filed herewith