Form 10-K
period 2004-12-31
R H DONNELLEY CORP; DONNELLEY R H INC
filed 2005-03-16
CIK 30419, 1065310

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
For Annual and Transition Reports Pursuant
to Sections 13 or 15(d) of the Securities Exchange Act of 1934
Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to
Commission file number 001-07155
R.H. DONNELLEY CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	13-2740040
(State of Incorporation)	(IRS Employer Identification No.)

1001 Winstead Drive, Cary, N.C (Address of Principal Executive Offices)	27513 (Zip Code)
Registrant’s telephone number, including area code
(919) 297-1600
Securities registered pursuant to Section 12(b) of the Act:

Title of Class	Name of Exchange on Which Registered

Common Stock, par value $1 per share	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act:
None
      Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐
      Indicate by check mark if the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2 of the Act).     Yes ☑          No ☐
(continued)

     The aggregate market value at June 30, 2004, the last day of our most recently completed second quarter, of shares of the Registrant’s common stock (based upon the closing price per share of $43.74 of such stock on The New York Stock Exchange on such date) held by non-affiliates of the Registrant was approximately $1,368,355,000. At June 30, 2004, there were 31,283,832 outstanding shares of the Registrant’s common stock, not including any shares of common stock beneficially owned by The Goldman Sachs Group, Inc. The aggregate market value at March 4, 2005 of shares of the Registrant’s common stock (based upon the closing price per share of $61.45 of such stock on The New York Stock Exchange on such date) held by non-affiliates of the Registrant was approximately $1,927,492,871. For purposes of both of these calculations, only those shares held by directors and executive officers of the Registrant and shares beneficially owned by The Goldman Sachs Group, Inc. have been excluded as held by affiliates. Such exclusion should not be deemed a determination or an admission by the Registrant that such individuals or entities are, in fact, affiliates of the Registrant. At March 4, 2005, there were 31,572,110 outstanding shares of the Registrant’s common stock, including only 3,158 shares of common stock beneficially owned by The Goldman Sachs Group, Inc.
Commission file number 333-59287
R.H. DONNELLEY INC.*
(Exact name of registrant as specified in its charter)

Delaware	36-2467635
(State of Incorporation)	(IRS Employer Identification No.)
1001 Winstead Drive, Cary, N.C. (Address of Principal Executive Offices)	27513 (Zip Code)
Registrant’s telephone number, including area code
(919) 297-1600

*	R.H. Donnelley Inc. is a wholly owned subsidiary of R.H. Donnelley Corporation. R.H. Donnelley Inc. meets the conditions set forth in General Instructions I 1(a) and (b) of Form 10-K and is therefore filing this report with respect to R.H. Donnelley Inc. with the reduced disclosure format. R.H. Donnelley Inc. became subject to the filing requirements of Section 15(d) on October 1, 1998 in connection with the public offer and sale of its 9.125% Senior Subordinated Notes, which Notes were redeemed in full on February 6, 2004. In addition, R.H. Donnelley Inc. is the obligor of 8.875% Senior Notes due 2010 and 10.875% Senior Subordinated Notes due 2012 and is now subject to the filing requirements of Section 15(d) as a result of such notes. As of March 4, 2005, 100 shares of R.H. Donnelley Inc. common stock, no par value, were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE

Part III
Item 10	Directors and Executive Officers of the Registrant	Information responsive to this Item can be found under the captions “Board of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s Proxy Statement to be filed with the Commission prior to March 31, 2005.
Item 11	Executive Compensation	Information responsive to this Item can be found under the caption “Director and Executive Compensation” in the Company’s Proxy Statement to be filed with the Commission prior to March 31, 2005.
Item 12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	Information responsive to this Item can be found under the caption “Security Ownership of Certain Beneficial Owners and Management” in the Company’s Proxy Statement to be filed with the Commission prior to March 31, 2005.
Item 13	Certain Relationships and Related Transactions	Information responsive to this Item can be found under the caption “Director and Executive Compensation — Compensation Committee Interlocks and Insider Participation; Certain Relationships and Related Party Transactions” in the Company’s Proxy Statement to be filed with the Commission prior to March 31, 2005.
Item 14	Principal Accountant Fees and Services	Information responsive to this Item can be found under the caption “Board of Directors-Committees of the Board of Directors-Audit and Finance Committee” and — “Report of the Audit and Finance Committee-Fees” in the Company’s Proxy Statement to be filed with the Commission prior to March 31, 2005.

PART I

ITEM 1.	BUSINESS
      Except where otherwise indicated, the terms “Company,” “Donnelley,” “RHD,” “we,” “us” and “our” refer to R.H. Donnelley Corporation and its direct and indirect wholly owned subsidiaries. R.H. Donnelley Inc. is our wholly owned direct subsidiary. Our executive offices are located at 1001 Winstead Drive, Cary, North Carolina 27513 and our telephone number is (919) 297-1600. Our Internet Website address is www.rhd.com. We make available free of charge on our Web site our annual, quarterly and current reports, including amendments to such reports, as soon as practicable after we electronically file such material with, or furnish such material to, the United States Securities and Exchange Commission (“SEC”). Our filings can also be obtained from the SEC Web site at www.sec.gov. However, the information found on our Web site or the SEC Web site is not part of this annual report.
Corporate Overview
      We are a leading yellow pages publisher and directional media company. Directional media is where consumers search to find who sells the goods and services they are ready to purchase. We publish Sprint®-branded yellow pages directories in 18 states, with major markets including Las Vegas, Nevada and Orlando and Lee County, Florida, with a total distribution of approximately 18 million serving approximately 160,000 local and national advertisers. We also publish SBC®-branded yellow pages directories in Illinois and Northwest Indiana, with a total distribution of approximately 10 million serving approximately 100,000 local and national advertisers. We also offer online city guides and search Web sites in our major Sprint markets under the Best Red Yellow Pages® brand at www.bestredyp.com and in the Chicagoland area at www.chicagolandyp.com. We also sell local advertising in Illinois and Northwest Indiana onto www.SMARTpages.com, SBC’s Internet yellow pages platform.
      On September 1, 2004, we completed the acquisition of the directory publishing business (“SBC Directory Business”) of SBC Communications, Inc. (“SBC”) in Illinois and Northwest Indiana, including SBC’s interests in The DonTech II Partnership (“DonTech”), a 50/50 general partnership between us and SBC (collectively, the “SBC Directory Acquisition”). See “Acquisitions — SBC Directory Acquisition” below for a further description of the acquisition.
      On January 3, 2003, we completed the acquisition of the directory publishing business (the “SPA Directory Business”) of Sprint Corporation (“Sprint”) by acquiring all of the outstanding common stock of the various entities comprising Sprint Publishing & Advertising (“SPA”) (collectively, the “SPA Acquisition”). See “Acquisitions — SPA Acquisition” below for a further description of the acquisition.
      These acquisitions transformed Donnelley into a leading publisher of yellow pages directories. Prior to the SPA Acquisition, we were one of the largest independent sales agents and pre-press vendors for yellow pages advertising in the United States. At the time, our 2002 revenue reflected sales commissions and pre-press fees from, or other transactions with, our business partners, including Sprint and SBC. Commencing in 2003 following the SPA Acquisition, our operating and financial results reflect our yellow pages publishing business, rather than our former business as a sales agent and pre-press vendor for yellow pages advertising on behalf of other publishers. As a publisher, we report the full value of advertising sales and certain direct costs under the deferral and amortization method. DonTech’s business remained unchanged following the SPA Acquisition, but our investment in DonTech was eliminated in connection with the SBC Directory Acquisition on September 1, 2004. During 2003 and in 2004 until the SBC Directory Acquisition, we continued to earn revenue from pre-press publishing and other ancillary services related to the SBC Directory Business and we continued to report partnership income from our investment in DonTech.
      During the third quarter of 2004 following the SBC Directory Acquisition, we revised our historical segment reporting to reflect the change in our business and to reflect the way management now reviews and analyzes the business. Our business of publishing yellow pages directories is now conducted in one reportable operating segment. All pre-press publishing services and other ancillary services previously performed on behalf of other publishers are now performed entirely on behalf of the directories we publish. As a result of the SBC Directory Acquisition, SBC ceased paying us revenue participation income, we consolidate all net profits from DonTech and our DonTech partnership investment was eliminated. Consequently, partnership income was no longer reported commencing September 1, 2004 and, accordingly, the previously reported DonTech operating segment is no longer applicable. See Note 13 to the Company’s audited consolidated financial statements included in Item 8 of this annual report and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of this annual report for more information regarding the Company’s segments.
Acquisitions
SBC Directory Acquisition
      On September 1, 2004, we completed the SBC Directory Acquisition for $1.41 billion in cash, after working capital adjustments and the settlement of a $30 million liquidation preference owed to us related to DonTech. This transaction was consummated pursuant to a purchase agreement dated as of July 28, 2004 by and among RHD, Ameritech Corporation (“Ameritech”), a direct wholly owned subsidiary of SBC, and Ameritech Publishing, Inc. (“API”), a direct wholly owned subsidiary of Ameritech. The acquired SBC Directory Business now operates as R.H. Donnelley Publishing & Advertising of Illinois Partnership, one of our indirect wholly owned subsidiaries.
      In connection with the SBC Directory Acquisition, we entered into a directory services license agreement, a non-competition agreement, a SMARTpages® reseller agreement and a directory publishing listing agreement (collectively, “SBC Directory Services Agreements”) with certain affiliates of SBC. The directory services license agreement designates us as the official and exclusive provider of yellow pages directory services for SBC (and its successors) in Illinois and Northwest Indiana (the “Territory”), grants us the exclusive license (and obligation as specified in the agreement) to produce, publish and distribute white pages directories in the Territory as SBC’s agent and grants us the exclusive license (and obligation as specified in the agreement) to use the SBC brand and logo on print directories in the Territory. The non-competition agreement prohibits SBC (and its affiliates and successors), with certain limited exceptions, from (1) producing, publishing and distributing yellow and white pages print directories in the Territory, (2) soliciting or selling local or national yellow or white pages advertising for inclusion in such directories, and (3) soliciting or selling local Internet yellow pages advertising for certain Internet yellow pages directories in the Territory or licensing SBC marks to any third party for that purpose. The SMARTpages reseller agreement gives us the exclusive right to sell local Internet yellow pages advertising and the non-exclusive right to sell Internet yellow pages advertising with respect to geographies outside the Territory to any advertiser (excluding national advertisers) located inside the Territory onto SBC’s SMARTpages.com platform (and any successor products as specified in the agreement). The directory publishing listing license agreement gives us the right to purchase and use basic SBC subscriber listing information and updates for the purpose of publishing directories. The SBC Directory Services Agreements are all interrelated and each (other than the SMARTpages reseller agreement) has an initial term of 50 years, subject to automatic renewal and early termination under specified circumstances. The SMARTpages reseller agreement has a term of 5 years.
SPA Acquisition
      On January 3, 2003, we completed the acquisition of SPA by purchasing all the stock of two subsidiaries of Sprint, DirectoriesAmerica, Inc. and Centel Directory Company (“Centel”), for $2.23 billion in cash. This transaction was consummated pursuant to a purchase agreement dated as of September 21, 2002 by and among RHD, Sprint and Centel Directories LLC. The acquired SPA Directory Business now operates as R.H. Donnelley Publishing & Advertising, Inc., one of our indirect wholly owned subsidiaries.
      In connection with the SPA Acquisition, we entered into a directory services license agreement, a trademark license agreement and a non-competition agreement (collectively, “SPA Directory Services Agreements”) with Sprint. The directory services license agreement grants us the exclusive license (and obligation as specified in the agreement) to produce, publish and distribute yellow and white pages directories for Sprint (and its successors) in the markets in 18 states where Sprint provided local telephone service at the time of the transaction. The trademark license agreement grants us the exclusive license (and obligation as specified in the agreement) to use certain Sprint trademarks, including the Sprint diamond logo, in those markets. The non-competition agreement prohibits Sprint (and its affiliates and successors) in those markets from selling local directory advertising or producing, publishing and distributing print directories, with certain limited exceptions. The SPA Directory Services Agreements are all interrelated and each has an initial term of 50 years, subject to automatic renewal and early termination under specified circumstances.
      Both acquisitions were accounted for as purchase business combinations. The purchase price for each acquisition was allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their respective fair values on each acquisition date. The results of the SBC Directory Business have been included in our consolidated results from and after September 1, 2004 and the results of the SPA Directory Business have been included in our consolidated results from and after January 3, 2003. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of this annual report for more information regarding the financing and the accounting for, and financial implications of, these acquisitions.
Historical Overview of Donnelley
      Following the SPA Acquisition, we published Sprint-branded yellow pages directories in 18 states and had a total circulation of approximately 18 million, serving approximately 160,000 local and national advertisers. Through DonTech, we sold advertising for SBC-branded directories in Illinois and Northwest Indiana with a circulation of approximately 10 million, serving approximately 100,000 local advertisers. DonTech was our 50/50 partnership with an affiliate of SBC. DonTech provided local advertising sales services for those SBC-branded directories and earned a commission from SBC. Under our former agreements with SBC, we had a 50% interest in the net profits of DonTech and also received revenue participation income directly from SBC. The amount of revenue participation income we earned was based on a percentage of DonTech advertising sales. Revenue participation income comprised approximately 80% to 85% of our total income related to DonTech and was paid directly to us by an affiliate of SBC. We accounted for our investment in DonTech under the equity method and recorded all our income from DonTech and revenue participation income as partnership income. We also provided certain pre-press publishing services, billing and information technology support services with respect to those SBC-branded directories. See our annual report on Form 10-K for the year ended December 31, 2003 for further details regarding our historical relationship with SBC, DonTech’s operations prior to the SBC Directory Acquisition and our prior segment reporting.
      Prior to the SPA Acquisition, we were one of the largest independent sales agents and pre-press vendors for yellow pages advertising in the United States. In that capacity, we sold advertising for more than 170 yellow pages directories with a total circulation of over 15 million. We sold yellow pages advertising either directly through our own sales force on behalf of SPA, or indirectly through DonTech. We also provided pre-press publishing services for approximately 227 yellow pages directories, including all of the directories for which we and DonTech sold advertising, as well as for an independent publisher for whom we ceased providing services in the first quarter of 2003. See our annual report on Form 10-K for the year ended December 31, 2002 for further details regarding our historical relationship with Sprint, SPA’s operations prior to the SPA Acquisition and our prior segment reporting.
Products and Services
      We publish directories in two media: print and online. While print and online media themselves are substantially different in form, we view the two as vitally linked in continuing to provide the consumers in our markets a reliable, valuable source of rich, locally relevant directional information, and our advertisers with a highly desirable advertising platform to reach those consumers. Directional information directs consumers to who sells the goods and services they are seeking. We believe that leveraging the value of the locally relevant content that we capture for print directory advertisements is critical to effectively connecting advertisers in our markets with those consumers who are using the Internet to meet some or all of their directional information needs. We believe that businesses in our markets advertise in our products because of the large volume of qualified leads we deliver.
      In 2004, we expanded the distribution of our print directory advertisers’ directional information through deployment of our online products in key SPA and Illinois and Northwest Indiana markets. By the end of 2004, we had expanded our bestredyp.com city guide and Internet Yellow pages (“IYP”) platform to include over 50 of the largest SPA markets and over 80 SBC Directory Business markets.
      We believe that increased usage of online directories will expand overall usage in the United States directory advertising industry. We intend to continue to explore new means to deliver our advertisers’ directional information to consumers.
Print Directory Products
      We have two principal print directory types: a core directory and a community directory. Core directories generally cover large population areas, whereas community directories typically cover a sub-section of the areas addressed by a core directory. For example, in Lee County, Florida, we publish one core directory and four community directories, Sanibel-Captiva Island, South Fort Myers, Cape Coral/North Fort Myers and Lehigh Acres. These four communities together cover the majority of the core Lee County directory, but not the entire market. Most core directories contain yellow pages, white pages and specialty sections, such as area information, guides and government pages. Community directories also consist of yellow pages, white pages and specialty sections.
      The table below details our principal revenue-generating print directory product offerings.
      Principal Print Products

Type	Description

Stylized listings for white and yellow pages	Listings appearing in-column consist of name, address and telephone number and are available in a variety of type styles and limited color
Trade items	Advertising space, designed to promote brand name of product or service, placed alphabetically within the column listings of the yellow pages
Space items	Advertising space sold in1/2 inch increments appearing alphabetically within the column listings of the yellow pages
Display ads	Advertising placed within a heading by size and then by seniority — our ad sizes range from a quarter column to a double full page
Color	Various levels of color sophistication including spot-four color, enhanced color, process photo and hi-impact are available for display products
White pages logos	Listings allowing space for illustrative art work

      In addition to these principal products, we offer a broad range of specialty print directory products that advertisers use as high-profile local branding and awareness vehicles. The table below presents an overview of the main revenue-generating specialty products that we offer.
      Specialty Print Products

Type	Description

Cover products	Advertising sold on the bottom of the front cover, the inside front cover, the inside back cover, the outside back cover and spine
Tabs	Full page advertising bound into the directory, offering front and back space printed on card stock with a tab protrusion or die-cut indented tab
Ride-alongs	Advertising pieces placed outside the directory, either in the delivery bag during initial distribution of a new directory publication or shrink-wrapped to the directory when sending a book to a new resident
Blow-in cards	Loose postcard-like products inserted into directories
Guides (Golf, Menu, Local Attractions, Maps, etc.)	Sections in the directories on a specific interest area with feature information and banner advertising
Online products
      We offer an Internet-based directory, bestredyp.com, to our advertisers in many SPA markets and plan to continue to expand this offering to all SPA markets during 2005. Bestredyp.com provides a city portal with information about the targeted market, along with electronic versions of the white and yellow pages directories. We provide users a dual-purpose interface that allows them to view the directory information in either a typical Internet search engine view or a “look and feel” view that emulates the appearance of our print directories.
      In connection with the SBC Directory Acquisition, we recently began offering a similar Internet-based directory in the Chicagoland area, chicagolandyp.com. We also entered into a reseller agreement with SBC which grants us the exclusive right to sell local Internet yellow pages advertising and the non-exclusive right to sell Internet yellow pages advertising with respect to geographies outside Illinois and Northwest Indiana to any advertiser (excluding national advertisers) located in the Territory onto SBC’s SMARTpages.com platform (and any successor products as specified in the agreement) for a period of five years.
      We currently view our online products as a complement to our print directory products rather than as a stand-alone business. Our online products focus on a “local experience” by offering rich local content to consumers, which requires little incremental effort by our sales force to obtain. We also utilize a low cost production platform.
Business Cycle Overview
      Our directories generally have a 12-month directory cycle, except Las Vegas, which has two six-month directory cycles. A publication cycle generally spans 15 to 20 months from the beginning of the sales cycle to the end of a directory’s life and is comprised of several stages. The marketing stage is generally completed before the end of the first month (other than in-market advertising). The sales stage picks up at the completion of the marketing stage and generally runs through the following five months. Pre-press publishing and printing follows the sales stage, usually lasting an additional two months. Finally, distribution generally occurs over the month prior to and/or during the month of directory publication. Customer service and billing and collections stages are provided after distribution of a directory and throughout the directory cycle. While the business cycle is similar for all directories, the publishing dates are staggered throughout the year to efficiently utilize our systems and resources, particularly in the sales and publishing areas.
Marketing
      Our marketing process includes the functions of market management, product development and management, marketing research, pricing, advertising and public relations. The market management function is decentralized and coordinates with local sales management to develop market plans and products that address the needs of individual local markets. The other marketing functions are centralized and provide support to all markets as warranted. Advertising programs are targeted to advertisers and consumers and are determined by specific market and include television, radio, newspaper and outdoor ad placements.
Sales
      Sales are conducted on the local level through premise representatives, telephone representatives and letter renewals, and, on the national level, through national account managers who sell primarily to Certified Marketing Representatives (“CMRs”) serving national advertisers. We distinguish between national advertisers, which advertise in 20 or more directories and span three or more states with at least two different publishers, and local advertisers, which are primarily small-and medium-sized businesses located within our markets. In general, advertising from local advertisers continues to represent the majority of our revenue, accounting for approximately 85% of directory advertising revenue, while approximately 15% is derived from national advertisers.
Local Sales Organization
      Our local sales channel is segmented into three sales sub-channels: premise sales, telephone sales and letter renewal. Premise sales representatives conduct sales calls at customers’ business locations and typically handle higher dollar and more complex accounts. Telephone sales representatives handle lower dollar value accounts and conduct their sales over the phone. Letter renewal is used to contact very low dollar value customers that have renewed their account for the same product for several years.
National Sales Organization
      Our national sales channel is managed through our national sales department. CMRs have historically been the national media buyers of yellow pages advertising for national advertisers. CMRs are independent third parties that act as agents for national companies and design their advertisements, arrange for the placement of those advertisements in directories and provide billing services. During 2003, we began acting as a CMR ourselves directly placing certain national advertising. Our national account managers are the primary point of contact for all communication and business dealings between RHD and CMRs. National account managers and national sales representatives are accountable for overall national revenue objectives.
Pre-Press Publishing
      Pre-press publishing activities include sales canvass preparation, sales order processing, graphics and advertisement creation and white and yellow pages processing. Sales canvass preparation precedes the sales stage. During the sales stage, sales order processing and graphics and ad creation are ongoing. Once an individual sales campaign is complete and final advertisements have been produced, white and yellow pages are paginated, proofed and prepared for printing. We accomplish most of these functions through an Amdocs® publishing system, which we believe to be the industry standard.
Printing and Distribution
      All directories are currently printed through our long-standing relationship with printing vendor R.R. Donnelley & Sons Company (“R.R. Donnelley”). We currently have two contracts for the printing of our directories with R.R. Donnelley that expire in December 2005 and December 2007. Although we share a common heritage, no other common ownership or business relationship exists between R.R. Donnelley and us. Printing is one of our largest cost items accounting for approximately 10% of our total operating and general and administrative expenses.
      The delivery of directories is facilitated through several outsourcing relationships. Methods utilized to distribute directories to consumers are selected based on factors such as cost, quality, geography and market need. Predominant delivery methods include United States Postal Service and hand delivery. Occasionally we use United Parcel Service or other types of expedited delivery methods. Frequently a combination of these methods is required to meet the needs of the marketplace.
Billing, Credit and Collection
      The majority of our billing, credit and collection functions are handled internally. Local advertisers are generally extended credit and billed monthly over the life of a directory, which is normally 12 months. CMRs (on behalf of each national advertiser) are billed annually in the month of directory publication. Our credit policies are market specific and balance collection risk with sales growth. Generally, new customers are subject to a credit evaluation, as are current customers desiring to expand their advertising program. The billing and collection functions are primarily focused on timely and accurate delivery of invoices and collection and recording of customer payments. A lockbox system is used for customer payments. The collection process is structured to identify delinquent customers in a timely manner and commence collection efforts through various means such as bill messaging, collection letters and calls and/or site visits. Delinquent customers over a specified time period are generally denied advertising rights in subsequent publications.
Customer Service
      Our customer service process is designed to resolve customer questions and complaints promptly. Staffing, processes and technology are structured to attempt to personally answer all calls and resolve most questions, complaints and general inquiries on the initial call, which often lowers customer adjustments and increases customer satisfaction. Information received through our customer service process is routinely analyzed to improve the quality and customer focus of our other operating functions, as well as the customer service function itself.
Competition
Print Yellow Pages Advertising Sales
      The United States print directory advertising industry is highly competitive. Approximately 80% of total United States directory advertising sales are attributable to Regional Bell Operating Company (“RBOC”) and other incumbent directory publishers (collectively, with RBOC publishers, “incumbent publishers”) that typically publish directories where they (or their licensors or affiliates) offer local phone service. More than 240 independent yellow pages directory publishers operating in the United States compete with those incumbent publishers and represent the remaining market share.
      In nearly all markets, we compete with one or more yellow pages directory publishers, which are predominantly independent publishers, such as the U.S. business of Yell Group Ltd, TransWestern Publishing Company LLC and White Publishing Company. We believe that acting as the exclusive, official incumbent publisher of directories for the incumbent local telephone company (SBC and Sprint) in our markets provides us with a competitive advantage over independent publisher competitors due to better recognition of our brands, higher usage of our directories by consumers and our longer relationships with advertisers in our markets. As an incumbent publisher, we also believe that we can deliver a better value proposition to our advertisers than our independent competitors, largely due to user perception of up-to-date accuracy and completeness that comes with our affiliation with the local telecom service provider. As an incumbent publisher having operated in our markets for many more years than our independent publisher competitors, we believe that we also benefit from established consumer usage patterns and loyal advertiser bases. We also believe that our established operational infrastructure is a competitive advantage over our independent competitors. Our printing, publishing and distribution functions all benefit from longer-term relationships with our key vendors.

      We believe that these factors motivate independent publishers to compete with us based on price while they attempt to build their advertiser bases, which results in advertising rates significantly lower than our prices for the same size advertisement. In some markets, we also compete with other incumbent directory publishers in overlapping and adjacent markets. We compete with all these publishers based on value, accessible price point, local relevance, quality, features and distribution.
Competition with Other Traditional Media
      We also compete for advertising sales with other traditional media, including newspapers, magazines, radio, direct mail, telemarketing, billboards, and television.
      We believe we sustain a competitive advantage over many other media because directory advertising is the preferred form of advertising for many small and medium-sized businesses, often their principal or only form of advertising. We believe that preference for directory advertising is due to its relatively low cost, broad demographic and geographic distribution, enduring presence, directional and permission-based (non-invasive) nature and high consumer usage rates. We believe that directory advertising is attractive to our advertisers because consumers view directories as a free, comprehensive, non-intrusive single source of locally relevant directional information. While overall advertising tends to track a local economy’s business cycle, directory advertising tends to be more stable and does not fluctuate as widely with economic cycles due to this preference by small to medium-sized businesses. Print directory advertising also tends to be more stable because failure to advertise in a given print directory cannot be remedied until the replacement print directory is published, which is usually one year later. Moreover, we give priority placement within a directory classification and by size of advertisement to our longest-tenured advertisers. As a result, our print advertisers have a strong incentive to renew their directory advertising with us from year to year, so as not to lose their priority placement within our print directories. We compete with these other media based on value, accessible price point, local relevance, quality, features and distribution.
The Internet
      The Internet has emerged as a new medium for advertisers. Advances in technology have brought and will likely continue to bring new participants, new products and new channels to the advertising industry, including increasing use of online and wireless delivery of traditional directory information and electronic search engines/services. Although advertising on the Internet still represents only a small part of the total advertising market, as the Internet grows, it likely will become increasingly important as an advertising medium. From 1997 to 2000, overall references to print yellow pages directories in the United States declined; however, overall references to print yellow pages directories have remained relatively stable from 2000 through 2004. We believe the past decline was primarily a result of demographic shifts among consumers, particularly the increase of households in which English was not the primary language spoken. We also believe that the past decline was attributable to increased usage of Internet-based directory products, particularly in business-to-business and retail categories, as well as the proliferation of very large retail stores for which consumers and businesses may not reference the yellow pages. We believe that over the next several years, references to print yellow pages directories may gradually decline as users may increasingly turn to digital and interactive media delivery devices for local commercial search information. We expect overall directory usage to grow, largely due to steady growth of Internet directory usage.
      Directory publishers, including us, have increasingly bundled online advertising with their traditional print offerings in order to enhance total usage and advertiser value. We compete directly through our online city guides, “look and feel” electronic directories and search Web sites at bestredyp.com and chicagolandyp.com with the IYP directories of the independent publishers and the other incumbent publishers. In addition, we are the exclusive reseller of SBC’s SMARTpages.com IYP platform to local advertisers in our SBC markets.
      Through our online city guides, “look and feel” electronic directories and search Web sites, we also compete with other Internet sites, including those available through wireless applications, that provide classified directory information, such as Switchboard.com, Citysearch.com and Zagat.com, and with search engines and portals, such as Yahoo!®, Google®, MSN® and others, some of which have entered into affiliate agreements with other major directory publishers. We compete with all of these online competitors based on value, local relevance and features.
      The yellow pages directory advertising business is subject to changes arising from developments in technology, including information distribution methods and users’ preferences. The use of the Internet and wireless devices by consumers as a means to transact commerce may result in new technologies being developed and services being provided that could compete with our traditional products and services. National search companies such as Google and Yahoo are focusing and placing large priorities on local commercial search initiatives. Our growth and future financial performance may depend on our ability to develop and market new products and services and create new distribution channels, while enhancing existing products, services and distribution channels, to incorporate the latest technological advances and accommodate changing user preferences, including the use of the Internet and wireless devices.
Raw Materials
      Our principal raw material is paper. It is one of our largest cost items accounting for approximately 5% to 7% of our total operating and general and administrative expenses. We currently purchase our paper from four vendors under agreements that expire at various times from December 31, 2005 through December 31, 2006. Pursuant to the contract under which we obtain the great majority of our paper and which extends through December 31, 2006, the price of the paper was set at inception of the contract and increases at various dates during the term of the agreement. Should the market price of the paper drop below the set prices under that contract, both parties are obligated to negotiate in good faith a lower paper price. Also, we are subject to delays in receiving this principal raw material. Further, changes in the supply of, or demand for, paper could affect delivery times and market prices.
Intellectual Property
      We own and control confidential information as well as a number of trade secrets, trademarks, service marks, trade names, copyrights and other intellectual property rights that, in the aggregate, are of material importance to our business. We believe that the “Donnelley” name and related names, marks and logos are, in the aggregate, material to our business. We are licensed to use certain technology and other intellectual property rights owned and controlled by others, and, similarly, other companies are licensed to use certain technology and other intellectual property rights owned and controlled by us.
      We have the exclusive license to produce, publish and distribute directories for Sprint (and its successors) in the markets where Sprint provided local telephone service at the time of the SPA Acquisition as well as the exclusive license to use Sprint’s brand, including Sprint’s diamond logo, on directories in those markets, and we acquired the “Best Red Yellow Pages®” tagline and the “look and feel” trademarks previously used by SPA. In addition, we have the exclusive license to provide yellow pages directory services for SBC (and its successors) and to produce, publish and distribute white pages directories on behalf of SBC in Illinois and Northwest Indiana, as well as the exclusive right to use the SBC brand and logo on print directories in that territory.
      Although we do not consider any individual trademark or other intellectual property to be material to our operations, we believe that, taken as a whole, the licenses and trademarks we acquired in conjunction with the SPA Acquisition and SBC Directory Acquisition are material to our business. We consider our trademarks, service marks, databases, software and other intellectual property to be proprietary, and we rely on a combination of copyright, trademark, trade secret, non-disclosure and contract safeguards for protection. We also benefit from the use of the phrase “yellow pages” and the walking fingers logo, both of which we believe to be in the public domain in the United States.
Employees
      As of December 31, 2004, we had approximately 2,000 full-time employees. None of our employees are subject to collective bargaining agreements, and we consider relations with our employees to be good.

Executive Officers of the Registrant
      The following table sets forth information concerning the individuals who serve as executive officers of the Company as of March 4, 2005.

Name	Age	Position(s)

David C. Swanson	50	Chairman of the Board and Chief Executive Officer
Peter J. McDonald	54	President and Chief Operating Officer
Steven M. Blondy	45	Senior Vice President and Chief Financial Officer
George F. Bednarz	51	Vice President — Corporate Planning and Information Technology
Robert J. Bush	39	Vice President, General Counsel and Corporate Secretary
William M. Hammack	56	Vice President — Strategy and Business Development
Debra M. Ryan	53	Vice President — Human Resources
Michael R. Boyce	44	Vice President — Chief Marketing Officer
Jenny L. Apker	47	Vice President and Treasurer
Robert A. Gross	45	Vice President and Controller
John L. Mieske	49	Vice President — Finance, Publishing and Operations
      The executive officers serve at the pleasure of the Board of Directors. We have been advised that there are no family relationships among any of the officers listed, and there is no arrangement or understanding among any of them and any other persons pursuant to which they were elected as an officer.
      David C. Swanson has been Chief Executive Officer since May 2002 and Chairman of the Board since December 2002. He was first elected to the Board in December 2001. He served as President and Chief Operating Officer from December 2000 until May 2002. Prior to that, Mr. Swanson served as President of Donnelley Directory Services from March 1999. Mr. Swanson joined Donnelley as an Account Executive in 1985 and has held increasingly senior management positions over the next 20 years. In 1995, he became Executive Vice President of Sales and in 1997 was named Executive Vice President and General Manager of Proprietary Operations. In 1998, he was named Executive Vice President of Corporate Strategy in conjunction with our spin-off from The Dun & Bradstreet Corporation (“D&B”).
      Peter J. McDonald has served as President and Chief Operating Officer since October 2004. Prior to that, Mr. McDonald served as Senior Vice President and President of Donnelley Media from September 2002. Mr. McDonald was a director of RHD between May 2001 and September 2002. Previously, Mr. McDonald served as President and Chief Executive Officer of SBC Directory Operations, a publisher of yellow pages directories, from October 1999 to April 2000. He was President and Chief Executive Officer of Ameritech Publishing’s yellow pages business from 1994 to 1999, when Ameritech was acquired by SBC. Mr. McDonald was President and Chief Executive Officer of DonTech from 1993 to 1994. Prior to that time, he served in a variety of sales positions at Donnelley, after beginning his career at National Telephone Directory Corporation. He is also a past vice chairman of the Yellow Pages Association.
      Steven M. Blondy has served as Senior Vice President and Chief Financial Officer since March 2002. Prior to joining Donnelley, Mr. Blondy served as Senior Vice President — Corporate Development for Young & Rubicam, Inc., a global marketing and communications company, from 1998 to 2000. Mr. Blondy served as Executive Vice President and Chief Financial Officer for Poppe Tyson, a leading Internet and integrated marketing communications agency, from 1996 to 1997. Mr. Blondy served as Chief Financial Officer for Grundy Worldwide, an independent producer of television programs in Europe and Australia, from 1994 to 1995. Prior to that, he spent 12 years in the investment banking industry with Chase Manhattan Bank and Merrill Lynch.
      George F. Bednarz has served as Vice President — Corporate Planning and Information Technology since October 2004. Prior to that, Mr. Bednarz served as Vice President, Publishing, Information Technology and

Corporate Planning, from January 2003 and Vice President, Publishing and Information Technology, from April 2001. Previously, he served as Vice President and General Manager — Publishing from 1999. Mr. Bednarz joined us in November 1995 to lead the start-up implementation of our Morrisville, North Carolina Publishing and Information Center. Prior to joining us, Mr. Bednarz spent 19 years at D&B, where he held executive positions of increasing responsibility in various functions.
      Michael R. Boyce has served as Vice President and Chief Marketing Officer since October 2004. Prior to that, he served as Vice President — Marketing and Business Development from July 1999. Mr. Boyce previously served as Vice President and General Manager of Sprint Operations for RHD from May 1997 until July 1999. From 1995 to 1997, Mr. Boyce held the position of Vice President and General Manager of our Cincinnati operations. Mr. Boyce joined the Company in 1983 as a sales representative at DonTech and has held various management positions in sales, training and marketing within the organization.
      Robert J. Bush has served as General Counsel since January 2001. Since 2000, Mr. Bush served as Vice President and Corporate Secretary, having joined Donnelley in October 1999 as Assistant Vice President and Assistant General Counsel. Prior to joining us, Mr. Bush was Assistant General Counsel and Assistant Secretary at MIM Corporation, a pharmacy benefit management company, from 1998 to 1999, and an Associate at the New York offices of the law firm of Jones, Day, Reavis & Pogue (now known as Jones Day) from August 1993 to May 1998.
      William M. Hammack has served as Vice President — Strategy and Business Development since February 2004. Previously, Mr. Hammack was CEO of YPsolutions, an Internet software company he founded, from 2001. Prior to that, Mr. Hammack spent two decades as an independent directory publisher. He is a past Chairman of the Association of Directory Publishers, the independent directory industry’s largest trade association.
      Debra M. Ryan has served as Vice President — Human Resources since January 2002. Prior to that, Ms. Ryan served as Vice President — Human Resources for R.H. Donnelley Inc. from 1994. Ms. Ryan joined Donnelley in 1973 as a sales representative and has held several management positions with increasing responsibility in the sales organization.
      Jenny L. Apker has served as Vice President and Treasurer since May 2003. Prior to that, she was Assistant Treasurer at Allied Waste Industries, a waste services company, from 1998. Before joining Allied Waste Industries, Ms. Apker was Vice President at First Interstate Bank of Arizona, a banking institution that was subsequently acquired by Wells Fargo. Prior to joining First Interstate Bank of Arizona, Ms. Apker spent 11 years at Greyhound Financial Corporation, a financial services company.
      Robert A. Gross has served as Vice President and Controller since January 2005 and Vice President — Finance since September 2004. Prior to that, Mr. Gross served as Vice President and Chief Financial Officer of DonTech from December 1997. Mr. Gross joined DonTech in October 1992 as Manager of Budgets and Strategic Planning and was appointed Controller of DonTech in March 1993. Prior to joining DonTech, Mr. Gross held various roles of increasing responsibility at G.R.I. Corporation, a direct marketing company, and Continental Bank, a banking institution. Prior to that, Mr. Gross worked for Ernst & Whinney (now Ernst & Young), a public accounting firm.
      John L. Mieske has served as Vice President of Finance, Publishing and Operations since October 2004. Prior to that, Mr. Mieske served as Vice President of Finance and Operations for Donnelley Media from January 2003. Before joining Donnelley, Mr. Mieske was Vice President of Finance and Administration for Sprint Publishing & Advertising, the yellow pages division of Sprint, from February 1998. Prior to that, he was the Assistant Vice President of Finance & Administration for SPA from September 1992 and previously served in a variety of senior financial positions with Sprint from 1983.

ITEM 2.	PROPERTIES
      The following table details the location and general character of the properties currently used by R.H. Donnelley to conduct its business:

	Approximate Square
Property Location	Footage	Purpose	Lease Expiration

Cary, NC	77,000	Corporate Headquarters	2015
Chicago, IL	100,000	Sales and Administration	2012
Morrisville, NC	55,000	Pre-Press Publishing	2006
Overland Park, KS	49,000	Operations and Sales	2009
Blountville, TN *	42,000	Former Graphics Operations	2012
Purchase, NY *	35,000	Former Headquarters	2006
Bristol, TN	25,000	Graphics Operations	Owned
Dunmore, PA	20,000	Graphics Operations	2009
Lombard, IL	20,000	Sales and Administration	2012

*	Presently vacant
      We also lease space for our other sales offices.
      We believe that our facilities are adequate for their current use and our present operations.

ITEM 3.	LEGAL PROCEEDINGS
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
Information Resources, Inc.
      The following is a description of an antitrust lawsuit filed in 1996 by Information Resources, Inc. (“IRI”). VNU N.V., a publicly traded Dutch company (“VNU”), and its U.S. subsidiaries VNU, Inc., AC Nielsen, AC Nielsen (US), Inc. (“ACN (US)”), and NMR (collectively, the “VNU Parties”), have assumed exclusive joint and several liability for any judgment or settlement of this antitrust lawsuit (collectively, the “IRI Liabilities”). As a result of the indemnity obligation, we do not have any exposure to a judgment or settlement of this lawsuit unless the VNU Parties default on their obligations. In the event of such default, we have contingent liability for this matter as a result of our succeeding to D&B’s liabilities and obligations as part of the 1998 Distribution. In such event, however, under the contractual commitments described below, any such amounts that we might need to pay would be shared equally (50% each) by D&B and Moody’s, on a joint and several basis. Only if D&B and Moody’s were unable to bear all or a part of the IRI Liabilities, would we be liable, and then only to the extent that either of them could not satisfy their joint and several indemnity obligations to us.
      On February 1, 2005, the U.S. District Court for the Southern District of New York entered a final judgment against IRI dismissing IRI’s claims with prejudice and on the merits. IRI has filed a notice of appeal to the Second Circuit Court of Appeals. Due to the dismissal of this matter and several layers of indemnity described above, our disclosure regarding this matter will be relatively brief. For a more detailed discussion regarding the background and past procedural history regarding this matter, please see our prior periodic reports.
      In July 1996, IRI filed a complaint, subsequently amended in 1997, in the United States District Court for the Southern District of New York, naming as defendants D&B (now, the Company, as successor of D&B), A.C. Nielsen Company (a subsidiary of ACNielsen) and IMS (then known as Cognizant), at the time of the filing, all wholly owned subsidiaries of D&B.
      The amended complaint alleged, among other claims, various violations of U.S. antitrust laws under Sections 1 and 2 of the Sherman Antitrust Act. IRI sought damages in excess of $650.0 million, which IRI sought to treble under the antitrust laws. IRI also sought punitive damages of an unspecified amount, which we believe are precluded as a result of the prior dismissal of one of IRI’s claims.
      In December 2004, the Court entered an order that barred IRI from arguing that defendant’s pricing practices or discounts were illegal or anti-competitive unless it could satisfy a specified burden of proof. In response to this ruling, in a press release, IRI stated, in relevant part, “without this evidence, IRI believes that little would be left of IRI’s case to take to trial.” As a result, IRI asked the Court to enter a final judgment against it so that it could take an immediate appeal to the Second Circuit. Defendants did not object to this request. As noted above, the case was dismissed by the District Court and IRI has filed an appeal. The Court of Appeals for the Second Circuit has ordered that the appeal be argued no earlier than the week of June 13, 2005.
      In connection with the 1996 Distribution, Cognizant (now NMR), ACNielsen and D&B (now the Company) entered into an Indemnity and Joint Defense Agreement. On July 30, 2004, the VNU Parties, the Company, D&B, Moody’s and IMS entered into an Amended and Restated Indemnity and Joint Defense Agreement (the “Amended JDA”).
      Pursuant to the Amended JDA, any and all IRI Liabilities incurred by us, D&B, Moody’s or IMS relating to a judgment (even if not final) or any settlement being entered into in the IRI action will be jointly and severally assumed and fully discharged exclusively by the VNU Parties. Under the Amended JDA, the VNU Parties have agreed to, jointly and severally, indemnify us, D&B, Moody’s and IMS from and against all IRI Liabilities to which we become subject.
      Under the agreements relating to the 1998 Distribution, D&B assumed the defense and agreed to indemnify us against any payments that we may be required to make with respect to the IRI Liabilities and related legal fees. As required by those agreements, Moody’s, which subsequently separated from D&B in the 2000 Distribution, has agreed to be jointly and severally liable with D&B for the indemnity obligation to us. We understand that D&B and Moody’s have agreed amongst themselves to share equally (50% each) these indemnity obligations to us. Only if D&B and Moody’s were unable to bear all or a part of their aggregate 50% share of the liability would we be liable, and then only to the extent that either of them could not satisfy their joint and several indemnity obligations to us.
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
      While, as described above, the IRI lawsuit has been dismissed with prejudice on the merits, IRI has filed an appeal. Accordingly, we are unable to predict the outcome of the IRI litigation or the financial condition of any of the VNU Parties or the other defendants at the time of any such outcome (and hence we cannot estimate their ability to pay the IRI Liabilities pursuant to the Amended JDA or the judgment or settlement in the IRI action). Nonetheless, while we cannot assure you as to the outcome of this matter, management presently believes that the VNU Parties have sufficient financial resources and borrowing capacity to satisfy their obligations under the Amended JDA and, if they default, D&B and Moody’s have sufficient financial resources and borrowing capacity to reimburse us for any payments we may be required to make and related costs we may incur in connection with this matter. Therefore, management presently believes that the ultimate resolution of this matter would not have a material adverse effect on the Company’s results of operations, cash flows or financial condition. Accordingly, no amount in respect of this matter has been accrued in our consolidated financial statements.
Tax Matters
      D&B entered into global tax-planning initiatives in the normal course of its business, primarily through tax-free restructurings of both its foreign and domestic operations (collectively, “Legacy Tax Matters”). The IRS is currently disputing certain tax positions taken with respect to the Legacy Tax Matters. The status of these Legacy Tax Matters is summarized below, including the settlement of the matter below under “Utilization of Capital Losses — 1989 — 1990” (“Capital Losses Matter”) during the fourth quarter of 2004. Pursuant to a series of tax sharing and other agreements (collectively, “Tax Sharing Agreements”) relating to the spin-offs and separations referred to above, IMS and NMR are jointly and severally liable for, and must pay one-half of, and D&B and Moody’s are jointly and severally liable for, and must pay the other half of, any payments over $137.0 million for taxes, accrued interest and other amounts resulting from the Legacy Tax Matters summarized below (other than the matter summarized below under “— Amortization and Royalty Expense Deductions/Royalty Income — 1997 — 2004,” for which D&B and Moody’s, jointly and severally, are solely responsible). D&B, on our behalf, was contractually obligated to pay, and did pay, the first $137.0 million of tax liability in connection with the Capital Losses Matter.
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
      While we cannot assure you as to the outcome of these Legacy Tax Matters (other than the settled Capital Losses Matter), management presently believes that D&B and Moody’s have sufficient financial resources, borrowing capacity and, where applicable, indemnity rights against IMS and NMR (who succeeded to Cognizant’s indemnity obligations under the Cognizant Distribution) and IMS and NMR in turn have sufficient financial resources and borrowing capacity to satisfy their respective indemnity obligations to D&B and Moody’s, so as to reimburse us for any payments we may be required to make and related costs we may incur in connection with these Legacy Tax Matters. Therefore, management presently believes that the ultimate resolution of these Legacy Tax Matters would not have a material adverse effect on the Company’s results of operations, cash flows or financial condition.
Utilization of Capital Losses — 1989 — 1990
      In 2000, D&B filed an amended tax return with respect to the utilization of capital losses in 1989 and 1990 in response to a formal IRS notice of adjustment. The amended tax return reflected an additional $561.6 million of tax and interest due. In 2000, D&B paid the IRS approximately $349.3 million and IMS (on behalf of itself and NMR) paid the IRS approximately $212.3 million. We understand that these payments were made under dispute in order to stop additional interest from accruing.
      During the fourth quarter of 2004, we (as the taxpayer of record) entered into a settlement agreement with the IRS resolving this Capital Losses Matter. As described above, we are fully indemnified against any payments required to be made to the IRS resulting from this settlement. We expect that the aggregate tax liability (including penalties) arising from this settlement will be approximately $48 million payable to the IRS following receipt of various bills from the IRS related to the settlement. In February 2005, the IRS issued the first bill for tax year 1990 in the amount of $11.6 million, which was paid in full by our indemnitors on February 24, 2005. In March 2005, we (as the taxpayer of record) received a second bill from the IRS in the amount of $63.2 million. The IRS has indicated in writing that the amount of this bill was inaccurate and should have been only $35.8 million. Based on that written confirmation, our indemnitors paid their respective shares (including D&B and Moody’s paying any shortfall from IMS and NMR as described in the following paragraph) of the $38.5 million liability by the March 14, 2005 deadline. We understand that D&B expects the IRS to issue bills for the remaining balance of the settlement payment during the first half of 2005.
      As noted above, the Tax Sharing Agreements provide that IMS and NMR are jointly and severally liable for, and must pay one half of, the tax liabilities relating to the Capital Expense Matter. We understand that IMS and NMR have advised D&B that they do not believe they are responsible for certain portions of the remaining balance of the settlement payment. Nevertheless, under our indemnity arrangements with D&B and Moody’s, they would be jointly and severally liable for any portion of the settlement not paid by IMS or NMR, and each of them have acknowledged to us their responsibility for any shortfall from IMS or NMR. We understand that based upon their discussions with IMS and NMR, D&B estimates that it and Moody’s will be required to pay approximately $4.5 million (tax and interest, net of tax benefits) in excess of their allocable share of the settlement under the terms of the Tax Sharing Agreements. We understand that D&B and Moody’s believe that the position of IMS and NMR is contrary to the provisions of the Tax Sharing Agreements and that they have commenced discussions with respect to this dispute under the negotiation process contemplated by the Tax Sharing Agreements. We understand that if such negotiations are not successful, D&B intends to commence arbitration proceedings against IMS and NMR to enforce the relevant provisions of the Tax Sharing Agreements. As the taxpayer of record, we would likely need to commence such an arbitration proceeding ourselves on behalf of D&B and Moody’s. While we understand that D&B believes that it would prevail in any such arbitration, we cannot assure you with respect to the ultimate outcome of such proceeding or the timing of its resolution.

Royalty Expense Deductions — 1993 — 1997
      In the second quarter of 2003, D&B received (on our behalf) a proposed notice of deficiency from the IRS with respect to a partnership transaction entered into in 1993. Specifically, the IRS proposed to disallow certain royalty expense deductions claimed by D&B on its 1993 through 1996 tax returns. We understand that D&B estimates that the disallowance of the 1993 and 1994 royalty expense deductions would result in a loss to it of approximately $5.0 million in pending tax refunds and that the additional tax liability to it with respect to the disallowance of the 1995 and 1996 royalty expense deductions could be up to approximately $46.2 million (tax, interest and penalties, net of tax benefits).
      In addition, and also in the second quarter of 2003, D&B received from the IRS on behalf of the partnership associated with the above transaction a notice of proposed partnership adjustment challenging the tax treatment of certain royalty payments received by the partnership in which D&B was a partner. In that notice, the IRS is seeking to reallocate certain partnership income to D&B. In January and April 2004, D&B received additional IRS notices (similar to those received in the second quarter of 2003) associated with D&B’s remaining interest in the partnership transaction (as described above) for the three months in 1997 for which the entities were partners. The additional tax liability with respect to D&B’s share of this income for the notices received in the second quarter of 2003 and January and April 2004 could be up to $22.8 million (tax, interest and penalties, net of tax benefits). We understand that D&B believes that these positions regarding the partnership are inconsistent with the IRS’ position with respect to the same royalty expense deductions described above. This $22.8 million additional liability would be in addition to the $46.2 million of additional liability related to royalty expense deductions discussed in the previous paragraph. These matters are collectively referred to herein as the Royalty Expense Matter.
      We previously reported in our Form 10-Q for the quarters ended June 30, 2004 and September 30, 2004 that we understood that D&B had reached a tentative settlement (“Proposed Settlement”) with the IRS regarding the disallowance of the 1995 and 1996 royalty expense deductions portion of the Royalty Expense Matter. We also previously reported that we understood that during the third quarter of 2004, the IRS tendered to D&B (on our behalf) a final settlement agreement with respect to the Royalty Expense Matter for tax years 1995 and 1996, reflecting the financial terms set forth in the related Proposed Settlement. According to the terms of the Proposed Settlement, the taxpayer would retain approximately 15% of the tax benefit associated with the Royalty Expense Matter for 1995 and 1996 and pay a penalty of approximately 7% with respect to the Royalty Expense Matter for 1995 and 1996.
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
      The Tax Sharing Agreements, which govern each of the parties’ rights and obligations under these circumstances, provide (the “Royalty Expense Indemnity & Defense Provisions”) that a party withholding consent to a proposed settlement shall “continue or initiate further proceedings” with the IRS “at its own expense, and the liability of [the parties previously in control of such proceedings] shall be limited to the liability that would have resulted from the proposed settlement agreement [that was not consented to] (including interest, additions to [t]ax and penalties which have accrued at that time.)” We believe, therefore, as a result of the failure of NMR and IMS to provide their consent, our contingent (assuming each of D&B and Moody’s fail to satisfy their indemnity obligations to us) liability for this Royalty Expense Matter with respect to tax years 1995 and 1996 has been effectively capped at the amounts provided in the final settlement agreement tendered by the IRS. We also believe that in accordance with the Royalty Expense Indemnity & Defense Provisions, NMR and IMS would be jointly and severally liable for any excess amounts above those reflected in the final settlement agreement tendered by the IRS that may ultimately be owing under this Royalty Expense Matter with respect to tax years 1995 and 1996. We understand that D&B estimates that the ultimate resolution of this portion of the Royalty Expense Matter would have a projected net impact to its cash flow of $37.7 million (tax, interest and penalties, net of tax benefits) based upon the financial terms of the final settlement agreement tendered by the IRS.
      IMS has alleged various breaches of our and D&B’s obligations under the Tax Sharing Agreements related to D&B’s management and attempted settlement of this matter with the IRS. In addition to “reserving its rights” against us and D&B, IMS has urged NMR (which is in direct contractual privity with us) to:

•	challenge our application of the Royalty Expense Indemnity & Defense Provisions of the Tax Sharing Agreements — specifically that NMR should reject our position that NMR must now lead the defense and that NMR and IMS jointly and severally indemnify us for any financial outcome that is less advantageous to us than the final settlement agreement); and

•	assert breaches of contract and to terminate the obligations of IMS and NMR the Tax Sharing Agreements generally.
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
      As noted above, the IRS has withdrawn the Proposed Settlement with respect to tax years 1995 and 1996 and accordingly may issue notices preliminary to making assessments at any time. If D&B were to challenge any such assessment for tax years other than 1993 and 1994 in U.S. District Court or the U.S. Court of Federal Claims, rather than in U.S. Tax Court, the disputed amounts for each applicable year would need to be paid in advance for the Court to have jurisdiction over the case. It is possible that the IRS may seek to issue notices with respect to each of the positions noted above that D&B believes are inconsistent.
      The 1993, 1994, and 1997 royalty expense deduction portions of the Royalty Expense Matter remain pending before the IRS.
Amortization and Royalty Expense Deductions/Royalty Income — 1997 — 2004
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
      Specifically, the IRS asserted that certain amortization expense deductions claimed by D&B on its 1997 and 1998 tax returns should be disallowed. We understand that D&B estimates that the additional tax liability to it as a result of the disallowance of the 1997 and 1998 amortization deductions and the disallowance of such deductions claimed from 1999 to date could be up to $59.9 million (tax, interest and penalties, net of tax benefits). This transaction is scheduled to expire in 2012 and, unless earlier terminated, based on current interest rates and tax rates, additional tax exposure would increase at a rate of approximately $2.1 million per quarter (including potential penalties) as future amortization expenses are deducted.
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
      In the event the IRS were to prevail on both positions with respect to the royalty expense/income, which D&B believes unlikely, D&B estimates that the additional tax liability to it as a result of the disallowance of the 1997 and 1998 royalty expense deductions, the disallowance of such deductions claimed from 1999 to date and the inclusion of the reallocated royalty income for all relevant years could be up to $140.7 million (tax, interest and penalties, net of tax benefits), which would be in addition to the $59.9 million noted above related to the amortization expense deduction.
      We understand that D&B has filed protests relating to these matters with the IRS Office of Appeals. We understand that during the third quarter of 2004, D&B was informed by the IRS Office of Appeals that this matter was being returned to the Examination Division of the IRS for further development of the issues. We understand that D&B is attempting to resolve these matters with the IRS before proceeding to litigation, if necessary. If D&B were to challenge, at any time, any of these IRS positions for years 1997 and 1998 in U.S. District Court or the U.S. Court of Federal Claims, rather than in U.S. Tax Court, the disputed amounts for each applicable year would need to be paid in advance for the Court to have jurisdiction over the case. It is possible that the IRS may seek to issue notices with respect to each of the positions noted above that D&B believes are inconsistent.
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

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
      No matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the quarter ended December 31, 2004.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
      The Company’s common stock trades on the New York Stock Exchange under the symbol “RHD”. The table below indicates the high and low sales price of the Company’s common stock for each quarter of the last two years.

	2004		2003

	High	Low	High	Low

1st Quarter	$47.00	$39.40	$32.22	$28.72
2nd Quarter	$48.75	$40.66	$38.60	$28.86
3rd Quarter	$50.11	$40.38	$41.40	$35.60
4th Quarter	$59.35	$48.66	$43.20	$37.56
      On March 4, 2005, there were approximately 3,000 holders of record of the Company’s common stock. On March 4, 2005, the closing market price of the common stock was $61.45. We have not paid any common dividends during the last two years and do not expect to pay common dividends in the foreseeable future. Our redeemable convertible cumulative preferred stock (“Preferred Stock”) earns a cumulative dividend of 8%, compounded quarterly. Without the consent of the holders of the Preferred Stock, we cannot pay Preferred Stock dividends in cash until October 2005; therefore, the dividend will accrete through September 2005. Beginning in October 2005, we may pay the Preferred Stock dividend in cash, subject to financial covenants under our Credit Facility, or, at our option, we may allow it to accrete. The stock purchase agreement with respect to the Preferred Stock and our various debt instruments contain various financial restrictions that place limitations on our ability to pay dividends in the future (see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” for additional information regarding these instruments and agreements and relevant limitations thereunder). On January 14, 2005, the Company repurchased approximately 50% of our outstanding Preferred Stock for $277.2 million pursuant to a Stock Purchase Agreement with certain investment partnerships affiliated with The Goldman Sachs Group, Inc. (the “GS Funds”). The GS Funds initially had purchased the Preferred Stock in connection with the SPA Acquisition. The remaining Preferred Stock that was not repurchased was convertible into approximately 5 million shares of our common stock as of March 4, 2005, and continues to be held by the GS Funds along with warrants to purchase an additional 1.65 million shares of our common stock. The GS Funds continue to have the right to elect two directors to the Company’s board and have the other rights afforded to them under the terms of the Preferred Stock. See the Current Report on Form 8-K filed with the SEC on January 11, 2005 for further information regarding this repurchase.

      The following table sets forth securities outstanding under existing equity compensation plans, as well as securities remaining available for future issuance under those plans, in each case as of December 31, 2004.
Equity Compensation Plan Information

			(c)
	(a)		Number of Securities
	Number of		Remaining Available
	Securities to be	(b)	for Future Issuance
	Issued Upon	Weighted-Average	Under Equity
	Exercise of	Exercise Price of	Compensation Plans
	Outstanding	Outstanding	(Excluding Securities
	Options, Warrants	Options, Warrants	Reflected in
Plan Category	and Rights	and Rights	Column (a))

Equity compensation plans approved by security holders(1)	3,236,656	$32.51	453,825
Equity compensation plans not approved by security holders:
1991 Key Employees’ Stock Option Plan(2)	731,263	17.12	0
1998 Key Employees’ Performance Unit Plan(3)	8,795	39.46	0
1998 Directors’ Stock Plan(4)	19,650	17.32	0
1998 Partner Share Plan(5)	13,225	15.31	0
2001 Partner Share Plan(6)	25,296	26.45	0

Total	4,034,885	$29.57	453,825

(1)	This reflects securities covered by our 2001 Stock Award and Incentive Plan (“2001 Plan”), which was adopted and approved by our shareholders at our 2001 Annual Meeting of Stockholders.

(2)	This reflects options still outstanding under our 1991 Key Employees’ Stock Option Plan (“1991 Plan”). This plan was originally a D&B plan that was carried over at the time of the spin-off from D&B. The 2001 Plan replaced the 1991 Plan and all shares available for grant under the 1991 Plan became available for grant under the 2001 Plan upon its approval by stockholders; provided, however, all options then outstanding remained subject to the terms and conditions of the 1991 Plan.

(3)	This reflects the performance shares (“PERS”) still outstanding under our 1998 Key Employees’ Performance Unit Plan (“PUP Plan”). Upon completion of the respective performance period, a dollar amount of the award was determined for each recipient based on the Company’s actual financial performance against economic profit and earnings per share goals. The dollar amount was then converted into a number of PERS by dividing the dollar amount of the award by the Company’s stock price (calculated as the average of the high and low prices of the Company’s common stock on the ten trading days subsequent to delivery of the Company’s respective audited consolidated financial statements to the Compensation and Benefits Committee of the Company’s Board of Directors) at that time. The 2001 Plan replaced the PUP Plan and all shares available for grant under the PUP Plan became available for grant under the 2001 Plan upon its approval by stockholders; provided, however, all awards then outstanding remained subject to the terms and conditions of the PUP Plan.

(4)	This reflects shares and options still outstanding under our 1998 Directors’ Stock Plan (“1998 Director Plan”). The 2001 Plan replaced the 1998 Director Plan and all shares available for grant under the 1998 Director Plan became available for grant under the 2001 Director Plan upon its approval by stockholders; provided, however, all shares and options then outstanding remained subject to the terms and conditions of the 1998 Director Plan.

(5)	This reflects options still outstanding under our 1998 Partner Share Plan (“1998 PS Plan”), which was a broad-based plan covering lower level employees not eligible for grants under the 1991 Plan. The Plan authorized 262,000 shares for grant at its inception and only 13,225 shares remain outstanding. The 2001 Plan replaced the 1998 PS Plan and all shares available for grant under the 1998 PS Plan became available for grant under the 2001 Plan upon its approval by stockholders; provided, however, all shares and options then outstanding remained subject to the terms and conditions of the 1998 PS Plan.

(6)	This reflects options still outstanding under our 2001 Partner Share Plan (“2001 PS Plan”), which was a broad-based plan covering lower level employees whose grants were made prior to shareholder approval of the 2001 Plan. The Plan authorized 124,750 shares for grant at its inception and only 25,296 remain outstanding. The 2001 Plan replaced this Plan and all shares available for grant under the 2001 PS Plan became available for grant under the 2001 Plan upon its approval by stockholders; provided, however, all shares and options then outstanding remained subject to the terms and conditions of the 2001 PS Plan.

ITEM 6.     SELECTED FINANCIAL DATA
      The following selected financial data are derived from our audited consolidated financial statements. The information set forth below should be read in conjunction with the audited consolidated financial statements and related notes in Item 8 and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7.

	Years Ended December 31,

(in thousands, except per share data)	2004(1)(2)	2003(2)	2002	2001	2000

Statement of Operations Data
Net revenue	$603,116	$256,445	$75,406	$80,253	$141,287
Partnership income	77,967	114,052	136,873	139,964	147,693
Operating income	291,748	92,526	145,982	111,472	147,375
Net income (loss)	70,312	(49,953)	67,177	49,815	124,758
Preferred dividend	21,791	58,397	24,702	—	—
Income (loss) available to common shareholders	48,521	(108,350)	42,475	49,815	124,758
Earnings (Loss) Per Share (4)
Basic	$1.19	$(3.53)	$1.42	$1.65	$3.91
Diluted	$1.15	$(3.53)	$1.40	$1.61	$3.83
Shares Used in Computing Earnings (Loss) Per Share
Basic	31,268	30,683	29,643	30,207	31,947
Diluted	32,616	30,683	30,298	30,976	32,594
Balance Sheet Data(3)
Total assets	$3,978,922	$2,538,734	$2,223,375	$295,981	$365,284
Long-term debt, including current maturities	3,127,342	2,092,133	2,075,470	283,904	347,526
Redeemable convertible preferred stock	216,111	198,223	63,459	—	—
Shareholders’ equity (deficit)	17,985	(56,245)	(30,600)	(111,313)	(108,510)

(1)	Financial data for the year ended December 31, 2004 include the results of the SBC Directory Business from and after September 1, 2004. Net revenue, net income and income available to common shareholders reflect purchase accounting adjustments that precluded the recognition of revenue and certain expenses associated with directories published by the acquired SBC Directory Business prior to the acquisition, including all September 2004 published directories. See Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further discussion of these items.

(2)	Financial data for the years ended December 31, 2004 and 2003 include the results of the SPA Directory Business from and after January 3, 2003. Net revenue, net income (loss) and income (loss) available to common shareholders reflect purchase accounting adjustments that precluded the recognition of revenue and certain expenses associated with directories published by SPA prior to the acquisition, including all January 2003 published directories. See Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further discussion of these items.

(3)	In connection with the SBC Directory Acquisition on September 1, 2004 and the SPA Acquisition on January 3, 2003, we incurred a significant amount of debt. We issued Preferred Stock in November 2002 and borrowed funds under certain debt instruments in December 2002. Therefore, our cash and debt balances during these periods were higher than in prior periods.

(4)	These EPS amounts and the EPS for the three months ended December 31, 2004 differ from those reported in our Current Report on Form 8-K filed with the SEC on February 25, 2005 resulting from an update to the two-class method used to compute earnings per share.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
      This Item should be read in conjunction with the audited consolidated financial statements and notes thereto that are included in Item 8. Unless otherwise indicated, the terms “Company,” “Donnelley,” “RHD,” “we,” “us” and “our” refer to R.H. Donnelley Corporation and its direct and indirect wholly owned subsidiaries.
Corporate Overview
      We are a leading yellow pages publisher and directional media company. Directional media is where consumers search to find who sells the goods and services they are ready to purchase. We publish Sprint®-branded yellow pages directories in 18 states, with major markets including Las Vegas, Nevada and Orlando and Lee County, Florida, with a total distribution of approximately 18 million serving approximately 160,000 local and national advertisers. We also publish SBC®-branded yellow pages directories in Illinois and Northwest Indiana, with a total distribution of approximately 10 million serving approximately 100,000 local and national advertisers. We also offer online city guides and search Web sites in our major Sprint markets under the Best Red Yellow Pages® brand at www.bestredyp.com and in the Chicagoland area at www.chicagolandyp.com. We also sell local advertising in Illinois and Northwest Indiana onto www.SMARTpages.com, SBC’s Internet yellow pages platform.
      On September 1, 2004, we completed the acquisition of the directory publishing business (“SBC Directory Business”) of SBC Communications, Inc. (“SBC”) in Illinois and Northwest Indiana, including SBC’s interests in The DonTech II Partnership (“DonTech”), a 50/50 general partnership between us and SBC (collectively, the “SBC Directory Acquisition”). See “Acquisitions — SBC Directory Acquisition” below for a further description of the acquisition.
      On January 3, 2003, we completed the acquisition of the directory publishing business (the “SPA Directory Business”) of Sprint Corporation (“Sprint”) by acquiring all of the outstanding common stock of the various entities comprising Sprint Publishing & Advertising (“SPA”) (collectively, the “SPA Acquisition”). See “Acquisitions — SPA Acquisition” below for a further description of the acquisition.
      These acquisitions transformed Donnelley into a leading publisher of yellow pages directories. Prior to the SPA Acquisition, we were one of the largest independent sales agents and pre-press vendors for yellow pages advertising in the United States. At the time, our 2002 revenue reflected sales commissions and pre-press fees from, or other transactions with, our business partners, including Sprint and SBC. Commencing in 2003 following the SPA Acquisition, our operating and financial results reflect our yellow pages publishing business, rather than our former business as a sales agent and pre-press vendor for yellow pages advertising on behalf of other publishers. As a publisher, we report the full value of advertising sales and certain direct costs under the deferral and amortization method. DonTech remained unchanged following the SPA Acquisition, but our investment in DonTech was eliminated in connection with the SBC Directory Acquisition on September 1, 2004. During 2003 and in 2004 until the SBC Directory Acquisition, we continued to earn revenue from providing pre-press publishing and other ancillary services relating to the SBC Directory Business and we continued to report partnership income from our investment in DonTech.

      During the third quarter of 2004 following the SBC Directory Acquisition, we revised our historical segment reporting to reflect the change in our business and to reflect the way management now reviews and analyzes the business. Our business of publishing yellow pages directories is now conducted in one reportable operating segment. All pre-press publishing services and other ancillary services previously performed on behalf of other publishers are now performed entirely on behalf of the directories we now publish. As a result of the SBC Directory Acquisition, SBC ceased paying us revenue participation income, we consolidate all profits from DonTech and our DonTech partnership investment was eliminated. Consequently, partnership income was no longer reported commencing September 1, 2004 and accordingly, the previously reported DonTech operating segment is no longer applicable. See Note 13 to the Company’s audited consolidated financial statements included in Item 8 of this annual report and “— Segment Reporting” below for more information regarding the Company’s segments.
Forward-Looking Information
      Certain statements contained in this Annual Report on Form 10-K regarding Donnelley’s future operating results, performance, business plans or prospects and any other statements not constituting historical fact are “forward-looking statements” subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. Where possible, words such as “believe,” “expect,” “anticipate,” “should,” “will,” “would,” “planned,” “estimates,” “potential,” “goal,” “outlook,” “may,” “predicts,” “could,” or the negative of those words and other comparable expressions, are used to identify such forward-looking statements. Actual events or results may differ materially. In evaluating those statements, you should specifically consider various factors, including the risks and uncertainties discussed below. Those factors may cause our actual results to differ materially from any of RHD’s forward-looking statements. All forward-looking statements attributable to us or a person on our behalf are expressly qualified in their entirety by this cautionary statement. All forward-looking statements reflect only our current beliefs and assumptions with respect to our future results, business plans, and prospects, and are based solely on information currently available to us. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity or performance. These forward-looking statements are made as of the date of this annual report and, except as required under the federal securities laws and the rules and regulations of the SEC, we assume no obligation to update or revise them or to provide reasons why actual results may differ.
      Such risks, uncertainties and contingencies include, without limitation, the following:

(1)	Our ability to meet substantial debt service obligations
      We have a substantial amount of debt and significant debt service obligations due in large part to the financings related to the SBC Directory Acquisition and the SPA Acquisition. As of December 31, 2004, we had total outstanding debt of $3,127.3 million and had $133.8 million available under the revolver portion of our Senior Secured Credit Facility (as amended to date, the “Credit Facility”). On January 14, 2005, we issued $300 million of 6.875% Senior Notes due 2013 (the “Holdco Notes”) to finance the repurchase of approximately 50% of our Preferred Stock from certain investment partnerships affiliated with The Goldman Sachs Group, Inc. (the “GS Funds”). As a result of our significant amount of debt and debt service obligations, we face increased risks regarding, among other things, the following:

•	our ability to obtain additional financing in excess of the borrowing capacity under our $175 million revolving credit facility and/or under the $400 million of incremental borrowings potentially available under our term loans on satisfactory terms to fund working capital requirements, capital expenditures, acquisitions, investments, debt service requirements and other general corporate requirements is limited;

•	we are more vulnerable to general economic downturns, competition and industry conditions, which could place us at a competitive disadvantage compared to our competitors that may be less leveraged;

•	we face increased exposure to rising interest rates as a portion of our debt is at variable interest rates;

•	we have reduced availability of cash flow to fund working capital requirements, capital expenditures, acquisitions or other strategic initiatives, investments and other general corporate requirements because a substantial portion of our cash flow is needed to service our debt obligations;

•	we have limited flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

•	the agreements governing our debt substantially limit our ability to access the cash flow and value of our subsidiaries and, therefore, to make payments on our debt; and

•	there could be a material adverse effect on our business and financial condition if we were unable to service our debt or obtain additional financing, as needed.
      Our ability to pay principal and interest on our debt obligations will depend upon our future operating performance and our ability to refinance debt. If we are unable to service our debt and fund our business, we may be forced to reduce or delay capital expenditures, defer or refuse to pursue certain strategic initiatives, seek additional debt financing or equity capital, restructure or refinance our debt or sell assets. We may not be able to obtain additional financing, refinance existing debt or sell assets on satisfactory terms or at all.

(2)	Restrictive covenants under our debt and Preferred Stock agreements
      The indentures governing our $325 million of 8.875% Senior Notes (the “Senior Notes”) due 2010, $600 million of 10.875% Senior Subordinated Notes (the “Subordinated Notes”) due 2012, and the Holdco Notes (together with the Senior Notes and Subordinated Notes, collectively, the “Notes”), and our Credit Facility, include a number of significant restrictive covenants. These covenants could adversely affect us by limiting our ability to obtain funds from our subsidiaries, or to plan for or react to market conditions or to meet our capital needs. These covenants, among other things, restrict our ability and the ability of our subsidiaries to:

•	incur additional debt;

•	pay dividends on our equity interests or repurchase equity interests;

•	make certain investments;

•	enter into certain types of transactions with affiliates;

•	expand into unrelated businesses;

•	use assets as security in other transactions; and

•	sell certain assets or merge with or into other companies.
      In addition, the Credit Facility includes other and more restrictive covenants and prohibits us from prepaying the Notes while borrowings under the Credit Facility are outstanding. The Credit Facility also requires us to maintain certain financial ratios and meet other financial tests. Our failure to comply with these covenants could result in an event of default, which, if not cured or waived, could require us to repay these borrowings before their scheduled due date. If we were unable to make this repayment or otherwise refinance these borrowings, the lenders under the Credit Facility and the holders of Senior Notes, which became secured in connection with the amendment and restatement of the Credit Facility for the SBC Directory Acquisition, could foreclose on substantially all of our assets. In addition, these lenders could elect to declare all amounts borrowed under the Credit Facility, together with accrued interest, to be due and payable, which, in some instances, would be an event of default under the indentures governing the Notes. If we were unable to refinance these borrowings on favorable terms, our results of operations and financial condition could be adversely impacted by increased costs and less favorable terms, including higher interest rates and more restrictive covenants. Any future refinancing of the Credit Facility is likely to contain similar restrictive covenants.

      Furthermore, the terms of the purchase agreement with respect to our Preferred Stock restrict our ability and the ability of our subsidiaries to, among other things:

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
(3)     Competition
      The United States directory advertising industry is highly competitive. Approximately 80% of total United States directory advertising sales are attributable to Regional Bell Operating Company (“RBOC”) and other incumbent directory publishers (collectively, with RBOC directory publishers, incumbent publishers”) that typically publish directories where they (or their licensors or affiliates) offer local phone service. More than 240 independent yellow pages directory publishers operating in the United States compete with those incumbent publishers and represent the remaining market share.
      In nearly all markets, we compete with one or more yellow pages directory publishers, which are predominantly independent publishers, such as the U.S. business of Yell Group Ltd., TransWestern Publishing Company LLC and White Publishing Company. We believe that acting as the exclusive, official incumbent publisher of directories for the incumbent local telephone company (SBC and Sprint) in our markets provides us with a competitive advantage over independent publisher competitors. See “Business — Competition” for a discussion of the reasons we believe we have a competitive advantage over these independent publishers. In some markets, we also compete with other incumbent publishers in overlapping and adjacent markets. Some of these independent publishers and many of these other incumbent publishers with which we compete are larger than us and have greater financial resources than we have. We may not be able to compete effectively with these other publishers for advertising sales or acquisitions in the future.
      We also compete for advertising sales with other traditional media, including newspapers, magazines, radio, direct mail, telemarketing, billboards and television. We believe we also sustain a competitive advantage over many of these competitors. See “Business — Competition” for a discussion of the reasons we believe we have a competitive advantage over these other traditional media competitors. Many of these other traditional media competitors are larger than us and have greater financial resources than we have. We may not be able to compete effectively with these companies for advertising sales or acquisitions in the future.
      The Internet has emerged as a new medium for advertisers. Advances in technology have brought and likely will continue to bring new participants, new products and new channels to the industry, including increasing use of electronic delivery of traditional directory information and electronic search engines/services. The yellow pages directory advertising business is subject to changes arising from developments in technology, including information distribution methods and users’ preferences. The use of the Internet and wireless devices by consumers as a means to transact commerce may result in new technologies being developed and services being provided that could compete with our traditional products and services. National search companies such as Google and Yahoo are focusing and placing large priorities on local commercial search initiatives. Our growth and future financial performance may depend on our ability to develop and market new products and services and create new distribution channels, while enhancing existing products, services and distribution channels, to incorporate the latest technological advances and accommodate changing user preferences, including the use of the Internet and wireless devices. We may not be able to respond successfully to any such developments.

      Through our online city guides, “look and feel” electronic directories and search Web sites, we also compete with the Internet yellow pages directories of independent and other incumbent directory publishers, and with other Internet sites, including those available through wireless applications, that provide classified directory information, such as Switchboard.com, Citysearch.com and Zagat.com, and with search engines and portals, such as Yahoo!, Google, MSN and others, some of which have entered into affiliate agreements with other major directory publishers. We may not be able to compete effectively with these other companies, some of which have greater resources than we do, for advertising sales or acquisitions in the future.
      In addition, the market position of telephone utilities, including those with which we have relationships, may be adversely impacted by the Telecommunications Act of 1996, which effectively opened local telephone markets to increased competition. In addition, Federal Communication Commission rules regarding local number portability, advances in communications technology (such as wireless devices and voice over Internet protocol) and demographic factors (such as potential shifts in younger generations away from wireline telephone communications towards wireless or other communications technologies) may further erode the market position of telephone utilities, including Sprint and SBC. As a result, it is possible that Sprint and/or SBC will not remain the primary local telephone service provider in their local service areas. If either Sprint or SBC were no longer the primary local telephone service provider in any particular local service area, our license to be the exclusive publisher in that market and to use the Sprint or SBC brand name, as the case may be, on our directories in that market may not be as valuable as we presently anticipate, and we may not realize some of the existing benefits under our commercial arrangements with Sprint or SBC.
      Sprint recently announced that it may spin off its local telephone operations if its merger with Nextel Communications is consummated. While our contractual arrangements with Sprint provide that any successor to the local telephone business must enter into substantially similar arrangements with us for the remaining term of our agreement with Sprint, it is possible that the spin-off could have a material adverse effect on our results of operations or financial condition if the spun-off business does not perform as well as it would have if it had remained part of a larger company. While SBC’s proposed acquisition of AT&T has not yet raised any issues regarding the value of our contractual relationship with SBC, we cannot assure you that the form of or ramifications from any such transaction would not have some material adverse effect on our financial condition or results of operations.
(4)     Usage of printed yellow pages directories and changes in technology.
      From 1997 to 2000, overall references to print yellow pages directories in the United States declined; however, overall references to print yellow pages directories have remained relatively stable from 2000 through 2004. We believe the past decline was primarily a result of demographic shifts among consumers, particularly the increase of households in which English was not the primary language spoken. We also believe that the past decline was attributable to increased usage of Internet-based directory products, particularly in business-to-business and retail categories, as well as the proliferation of very large retail stores for which consumers and businesses may not reference the yellow pages. We believe that over the next several years, references to print yellow pages directories may gradually decline as users may increasingly turn to digital and interactive media delivery devices for local commercial search information.
      Any decline in usage could:

•	impair our ability to maintain or increase advertising prices;

•	cause businesses that purchase advertising in our yellow pages directories to reduce or discontinue those purchases; and

•	discourage businesses that do not purchase advertising in our yellow pages directories from doing so.
      Any of the factors that may contribute to a decline in usage of our print directories, or a combination of them, could impair our revenues and have a material adverse effect on our business.
      The yellow pages directory advertising business is subject to changes arising from developments in technology, including information distribution methods and users’ technological preferences. The use of the

Internet by consumers as a means to transact commerce may result in new technologies being developed and services being provided that could compete with our products and services. As a result of these factors, our growth and future financial performance may depend on our ability to develop and market new products and services and create new distribution channels, while enhancing existing products, services and distribution channels, to incorporate the latest technological advances and accommodate changing user preferences, including the use of the Internet. We may not be able to provide services over the Internet successfully or compete successfully with other Internet-based directory services. In addition, if we fail to anticipate or respond adequately to changes in technology and user preferences or are unable to finance the capital expenditures necessary to respond to such changes, our results of operations or financial condition could be materially adversely affected.
(5)     Integration of the SBC Directory Business into our operations
      The integration of the SBC Directory Business into our operations involves a number of risks, including:

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
      We intend to invest significantly in the SBC Directory Business, which could reduce our future earnings and cash flow. The funds we invest in the SBC Directory Business may not be sufficient to improve the operating performance of this business from historical levels. Despite the completed transition of the billing and collection functions, it is possible that advertisers may be confused by the change in billing party and/or less likely to pay us for their directory advertising than they were to pay the provider of their local phone service. Accordingly, we cannot provide any assurance that our bad debt levels will not increase as a result of this billing and collection transition.
      If we are unable to effectively integrate operations in a timely and efficient manner, we may not realize the benefits expected from the SBC Directory Acquisition. Failure to overcome these risks or any other problems encountered in connection with the SBC Directory Acquisition could slow our growth and/or lower the quality of our services, which could reduce customer demand.

(6)	Impact of bankruptcy proceedings against Sprint or SBC during the term of the respective commercial arrangements
      Contract rights under the directory services license agreement, trademark license agreement and non-competition agreement with Sprint and its affiliates and under the directory services license agreement and non-competition agreement with SBC and its affiliates constitute a substantial portion of our commercial arrangements with Sprint and SBC, as the case may be. Pursuant to these commercial arrangements, we are the exclusive directory publisher for Sprint in the markets where Sprint provided telephone service at the time of the relevant agreements and for SBC in Illinois and Northwest Indiana. If a bankruptcy case were to be commenced by or against Sprint or SBC, as the case may be, it is possible that all or part of the applicable agreements could be considered an executory contract and could therefore be subject to rejection by Sprint or SBC, as the case may be, or by a trustee appointed in a bankruptcy case pursuant to Section 365 or Section 1123 of the United States Bankruptcy Code.
      If one or more of these agreements were rejected, the applicable agreement may not be specifically enforceable, in which case we would have only an unsecured claim for damages against Sprint or SBC, as the case may be, for the breach of contract resulting from the rejection. If the applicable directory services license agreement were rejected, we would, among other things, no longer be entitled to be Sprint’s or SBC’s, as the case may be, exclusive publisher of telephone directories in the affected markets. We could also lose our right to use Sprint’s and/or SBC’s name and logo, as the case may be, and to enforce the provisions of the applicable agreements under which we have the right to license trademarks of successor local exchange carriers in the Sprint or SBC markets, as the case may be. If the applicable non-competition agreement were rejected and specific enforcement were not available, Sprint or SBC, as the case may be, would, among other things, no longer be precluded from publishing print telephone directories or selling certain advertising in the respective applicable restricted markets.
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
      The loss of any rights under any of these arrangements with Sprint and its affiliates or SBC and its affiliates may have a material adverse effect on our financial condition or results of operations.

(7)	Our inability to enforce the non-competition agreements with Sprint or SBC
      In connection with the SPA Acquisition and the SBC Directory Acquisition, Sprint and SBC each entered into a non-competition agreement with us. The Sprint non-competition agreement prohibits Sprint in the markets where Sprint provided local telephone service at the time of the transaction from selling local directory advertising or producing, publishing and distributing print directories, with certain limited exceptions. The SBC non-competition agreement prohibits SBC from producing, publishing and distributing print directories in Illinois and Northwest Indiana, from selling local or national directory advertising in such directories and from selling local Internet yellow pages advertising for certain Internet yellow pages directories (or from licensing certain SBC marks to a third party for that purpose), subject to limited exceptions. However, under state and federal law, a covenant not to compete is only enforceable:

•	to the extent it is necessary to protect a legitimate business interest of the party seeking enforcement;

•	if it does not unreasonably restrain the party against whom enforcement is sought; and

•	if it is not contrary to the public interest.
      Enforceability of a non-competition covenant is determined by a court based on all of the facts and circumstances of the specific case at the time enforcement is sought. For this reason, it is not possible for us to predict whether, or to what extent, a court would enforce either Sprint or SBC’s covenants not to compete against us during the term of the non-competition agreement. If a court were to determine that the non-competition agreement is unenforceable, Sprint or SBC, as the case may be, could compete directly against us in the previously restricted markets. Our inability to enforce the non-competition agreement with Sprint or SBC could have a material adverse effect on our financial condition or results of operations.

(8)	Early termination of commercial arrangements with Sprint or SBC
      Our commercial arrangements with each of Sprint and SBC have an initial term of 50 years, subject to specified automatic renewal and early termination provisions. These commercial arrangements with Sprint and SBC may be terminated by them prior to their stated term under certain specified circumstances, some of which at times may be beyond our reasonable control and/or which may require extraordinary efforts or the incurrence of material excess costs on our part in order to avoid breach of the applicable agreement. It is possible that these arrangements will not remain in place for their full stated term or that we may be unable to avoid all potential breaches of or defaults under these commercial arrangements. Further, any remedy exercised by Sprint or SBC, as the case may be, under any of these arrangements with Sprint or SBC could have a material adverse effect on our financial condition or results of operations.

(9)	Future changes in directory publishing obligations in Illinois and Northwest Indiana
      Pursuant to the directory services license agreement with SBC, we are required to discharge SBC’s regulatory obligation to publish white pages directories covering each service territory in the Illinois and Indiana markets for which we acquired the SBC Directory Business. If the staff of a state public utility commission in Illinois or Indiana were to impose additional or changed legal requirements in any of these service territories with respect to this obligation, we would be obligated to comply with these requirements on behalf of SBC, even if such compliance were to increase our publishing costs. Pursuant to the directory services agreement, SBC will generally not be obligated to reimburse us for any increase in our costs of publishing directories that satisfy SBC’s publishing obligations. Our results of operations relative to competing directory publishers could be adversely affected if we are not able to increase our revenues to cover any such unreimbursed compliance costs. Our directory services license agreement with Sprint generally provides that Sprint will reimburse us for material increases in our costs relating to our complying with Sprint’s directory publishing obligations in our Sprint markets.

(10)	Transition services arrangements with SBC
      In connection with the SBC Directory Acquisition, we entered into a transition services agreement with SBC under which affiliates of SBC continue to perform certain functions on behalf of the SBC Directory Business. The primary transition services provided by SBC and its affiliates under this agreement include certain information technology support, certain marketing services, certain pre-press publishing and distribution services, and certain customer service and billing and collection services. Substantially all of these functions will be assumed by us at various times through the third quarter of 2005. While there are certain performance standards and estimated costs specified in the transition services agreement and we expect SBC to appropriately discharge its obligations under the agreement consistent with the specified standards and estimated costs, we do not control SBC and there can be no assurance that all of these functions will be successfully executed on a timely basis or that we will not have to expend extraordinary efforts or material costs in excess of those estimated in the transition services agreement. Further, any interruption in these services or such extraordinary efforts or costs could have a material adverse effect on our financial condition or results of operations.
      One of the most critical functions performed by SBC under the transition services agreement related to billing and collection. Under that agreement, the local SBC telephone company billed and collected from our local advertising customers in the Illinois and Northwest Indiana directories and remitted collections (net of a specified holdback) to us through early 2005. On a monthly basis commencing September 1, 2004, SBC provided an advance to us related to those receivables, and as such, we recorded an advance from SBC that was decreased as SBC collected from our advertisers, thus satisfying that liability. In early 2005, we assumed all responsibility for billing and collections and settled remaining amounts with SBC. Despite the completed transition of the billing and collection functions, it is possible that advertisers may be confused by the change in billing party and/or less likely to pay us for their directory advertising than they were to pay the provider of their local phone service. Accordingly, we cannot provide any assurance that our bad debt levels will not increase as a result of this billing and collection transition.

(11)	Reliance on, and extension of credit to, small and medium-sized businesses
      Approximately 85% of our directory advertising revenue is derived from selling advertising to small- and medium-sized businesses. In the ordinary course of our yellow pages publishing business, we extend credit to these advertisers for advertising purchases. Small- and medium-sized businesses, however, tend to have fewer financial resources and higher failure rates than large businesses. The proliferation of very large retail stores may continue to harm small- and medium-sized businesses. We believe these limitations are significant contributing factors to having advertisers in any given year not renew their advertising in the following year. In addition, full or partial collection of delinquent accounts can take an extended period of time. Consequently, we could be adversely affected by our dependence on and our extension of credit to small-and medium-sized businesses.

(12)	Dependence on third-party providers of printing, distribution and delivery services
      We depend on third parties for the printing and distribution of our directories. We are a party to two contracts with R.R. Donnelley for the printing of our directories. Printing is one of our largest costs items accounting for approximately 10% of our total operating and general and administrative expenses. Although these contracts do not expire until December 2005 and December 2007, because of the large print volume and specialized binding of directories, there are a limited number of companies capable of servicing our printing needs. Accordingly, the inability or unwillingness of R.R. Donnelley to provide printing services to us on acceptable terms or at all could have a material adverse effect on our business. No common ownership or other business affiliation exists between R.R. Donnelley and us.
      We are a party to contracts with three companies for the distribution of our directories. Although these contracts are scheduled to expire at various times between May 2005 and February 2007, any of these vendors may terminate its contract with us upon 120 days’ written notice. There are a limited number of companies capable of servicing our delivery needs. Accordingly, the inability or unwillingness of our current vendors to provide delivery services to us on acceptable terms or at all could have a material adverse effect on our business.

(13)	Fluctuations in the price and availability of paper
      Our principal raw material is paper. We currently contract with four vendors for the purchasing of paper. These agreements expire at various times from December 31, 2005 through December 31, 2006. Pursuant to the contract under which we obtain the great majority of our paper and which extends through December 31, 2006, the price of the paper was set at inception and increases at various dates during the term of the agreement. Should the market price of the paper drop below the set prices under that contract, both parties are obligated to negotiate in good faith a lower paper price. We are subject to delays in receiving this principal raw material. Further, changes in the supply of, or demand for, paper could affect market prices or delivery times. Paper is one of our largest cost items accounting for approximately 5% to 7% of our total operating and general and administrative expenses. We cannot assure you that we will have available necessary raw materials at reasonable prices or that any increases in paper costs would not have a material adverse effect on our business, results of operations or financial condition.

(14)	The sale of advertising to national accounts is coordinated by third parties that we do not control
      Approximately 15% of our directory advertising revenues is derived from the sale of advertising to national or large regional companies, such as rental car companies, automobile repair shops and pizza delivery businesses, each of which generally purchases advertising in several of our directories. Substantially all of the revenue derived from national accounts is serviced through Certified Marketing Representatives (“CMRs”) with whom we contract. CMRs are independent third parties that act as agents for national companies and design their advertisements, arrange for the placement of those advertisements in directories and provide billing services. As a result, our relationships with these national advertisers depend significantly on the performance of these third party CMRs whom we do not control. Although we believe that our relationships with these

CMRs have been mutually beneficial, if some or all of the CMRs with whom we have established relationships were unable or unwilling to do business with us on acceptable terms or at all, such inability or unwillingness could materially adversely affect our business. During 2003, we began acting as a CMR directly placing certain national advertising. It is possible that such a development could adversely impact our relationships with CMRs or expose us to possible legal claims from CMRs. We are also subject to credit risk with CMRs with whom we contract.

(15)	General economic factors
      Our business results could be adversely affected by a prolonged national or regional economic recession. We derive substantially all of our net revenue from the sale of advertising in directories. Typically, our advertising revenues, as well as those of yellow pages publishers in general, do not fluctuate widely with economic cycles. However, a prolonged national or regional economic recession could have a material adverse effect on our business, operating results or financial condition. As a result, we may experience lower than expected revenues for our business in the future.
      In addition, any residual economic effects of, and uncertainties regarding:

•	the general possibility, express threat or future occurrence of terrorist or other related disruptive events; or

•	the United States’ continuing or expanded involvement in war, especially with respect to the major markets in which we operate that depend heavily upon travel, tourism or the military, could adversely affect our business.
      Including the operations of our SBC Directory Business, we expect that approximately 45% of our net revenues will be derived from the sale of SBC-branded directory advertising (and other related products and services) in Illinois and Northwest Indiana. The Midwest economy, and particularly Chicago, has been relatively slower to recover from the economic recession than many other parts of the country and many of our other markets, especially many of our Nevada and Florida markets. While the SBC Directory Acquisition moderated our dependence on and risk associated with heavily tourist-driven economies, it increased our exposure to and risk associated with the slower growth Midwest economy. As a result, we may experience lower than previously expected revenue growth in the future.

(16)	Turnover among our sales force or key management
      Our ability to achieve our business plan depends to a significant extent on our ability to identify, hire, train and retain qualified sales personnel in each of the regions in which we operate. We expend a significant amount of resources and management time on identifying and training our sales representatives and sales managers. Our ability to attract and retain qualified sales personnel depends on numerous factors, including factors outside of our control, such as conditions in the local employment markets in which we operate. A decrease in the number of sales representatives and sales managers could adversely affect our results of operations, financial condition and liquidity, as well as our ability to service our debt.
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

(17)	The loss of important intellectual property rights
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

(18)	Information technology modernization effort
      We are in the process of upgrading and modernizing our legacy Amdocs process management infrastructure to Amdocs’ iGen platform, an integrated, Web-based, fully scalable set of business applications. While we expect this modernization effort to permit us to advance our digital local commercial search and integrated media strategy by more effectively and efficiently capturing and organizing our local market content, the modernization effort is complicated and is expected to take the next 15 to 18 months to fully implement. During the modernization effort we may experience a disruption to our business. We cannot assure you that any disruption caused by the modernization effort will not materially adversely affect our business. In addition, we expect to incur approximately $20 million of capital expenditures and approximately $5 million in expenses over the next 18 months in connection with this modernization effort, which is higher than our historical levels of capital expenditures and represents funds that would otherwise have been available to repay debt or for other strategic or general corporate purposes.
Acquisitions

SBC Directory Acquisition
      On September 1, 2004, we completed the SBC Directory Acquisition for $1.41 billion in cash, after working capital adjustments and a settlement of a $30 million liquidation preference owed to us related to DonTech. To finance the acquisition, we amended and restated our Credit Facility, which now consists of a $700 million Term Loan A-2, a $1,650 million Term Loan B-2 and a $175 million Revolving Credit Facility (“Revolver”) for an aggregate facility of $2,525 million.
      In connection with the transaction, we entered into a directory services license agreement, a non-competition agreement, a SMARTpages reseller agreement and a directory publishing listing agreement (collectively, “SBC Directory Services Agreements”) with certain affiliates of SBC. The directory services license agreement designates us as the official and exclusive provider of yellow pages directory services for SBC (and its successors) in Illinois and Northwest Indiana (the “Territory”), grants us the exclusive license (and obligation as specified in the agreement) to produce, publish and distribute white pages directories in the Territory as SBC’s agent and grants us the exclusive license (and obligation as specified in the agreement) to use the SBC brand and logo on print directories in the Territory. The non-competition agreement prohibits SBC (and its affiliates and successors), with certain limited exceptions, from (1) producing, publishing and distributing yellow and white pages print directories in the Territory, (2) soliciting or selling local Internet yellow pages advertising for inclusion in such directories, and (3) soliciting or selling local Internet yellow pages advertising for certain Internet yellow pages directories in the Territory or licensing SBC marks to any third party for that purpose. The SMARTpages reseller agreement gives us the exclusive right to sell local Internet yellow pages advertising and the non-exclusive right to sell Internet yellow pages advertising with respect to geographies outside the Territory to any advertiser (excluding national advertisers) located inside the Territory onto SBC’s SMARTpages.com platform (and any successor products as specified in the agreement). The directory publishing listing license agreement gives us the right to purchase and use basic SBC subscriber listing information and updates for the purpose of publishing directories. The SBC Directory Services Agreements are all interrelated and each (other than the SMARTpages reseller agreement) has an initial term of 50 years, subject to automatic renewal and early termination under specified circumstances. The SMARTpages reseller agreement has a term of 5 years.

      The SBC Directory Acquisition was accounted for as purchase business combination and the purchase price was allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their respective fair values on the acquisition date. The results of the SBC Business are included in our consolidated results from and after September 1, 2004.
      The allocation of the purchase price to the fair value of assets acquired and liabilities assumed is shown in the table below. The purchase price allocation below reflects the initial allocation and subsequent purchase price adjustments made in 2004. While we do not anticipate significant changes to the fair value of the net assets acquired, additional information could come to our attention that may require us to revise the purchase price allocation.

(amounts in millions)
Calculation of allocable purchase price:
Cash		$1,406.1
Liquidation preference		29.9
Allocable transaction costs		12.7

Total allocable purchase price		$1,448.7

Allocation of purchase price:
SBC Directory Services Agreements		$952.5
Customer relationships		145.0
Net assets acquired	138.2
Fair value adjustments:
Reverse pre-acquisition deferred revenue	41.9
Estimated profit on acquired sales contracts	49.3
Reverse deferred directory costs associated with directories published pre-acquisition	(175.8)
Eliminate historical income taxes	55.5
Other	16.5

Fair value of net assets acquired		125.6
Goodwill		212.9

Total cash purchase price		1,436.0
Allocable transaction costs		12.7

Total allocable purchase price		$1,448.7

SPA Acquisition
      On January 3, 2003, we completed the SPA Acquisition for $2.23 billion in cash, including post-acquisition working capital adjustments. To finance the acquisition, we entered into a new $1,525 million Credit Facility, consisting of a $500 million Term Loan A, a $900 million Term Loan B and a $125 million Revolver. We also issued the Senior Notes and the Senior Subordinated Notes. Additionally, we issued $200 million of Preferred Stock and warrants to purchase 1,650,000 shares of our common stock to the GS Funds.
      To take advantage of favorable market conditions and to ensure the timely consummation of the SPA Acquisition, we issued the Senior Notes and the Senior Subordinated Notes and borrowed the Term Loan B in December 2002. The total gross proceeds of $1,825 million were deposited and held in escrow pending the SPA Acquisition closing. We issued $70 million of Preferred Stock and warrants to purchase 577,500 shares of our common stock, with an exercise price of $26.28 per share in November 2002 to the GS Funds. At the closing of the SPA Acquisition, we issued the remaining $130 million of Preferred Stock and warrants to purchase 1,072,500 shares of our common stock, with an exercise price of $28.62 per share to the GS Funds. Additionally, we borrowed the Term Loan A and $10 million under the Revolver on the closing date.
      In connection with the SPA Acquisition, we entered into a directory services license agreement, a trademark license agreement and a non-competition agreement with Sprint (collectively, “SPA Directory Services Agreements”). The directory services license agreement grants us the exclusive license (and obligation as specified in the agreement) to produce, publish and distribute directories for Sprint (and its successors) in the markets where Sprint provided local telephone service. The trademark license agreement grants us the exclusive license (and obligation as specified in the agreement) to use certain Sprint trademarks, including the Sprint diamond logo, in those markets. The non-competition agreement prohibits Sprint (and its affiliates and successors) in those markets from selling local directory advertising or producing, publishing and distributing print directories, with certain limited exceptions. These SPA Directory Services Agreements are all interrelated and each has an initial term of 50 years, subject to automatic renewal and early termination under specified circumstances.
      The SPA Acquisition was accounted for as purchase business combination and the purchase price was allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their respective fair values on the acquisition date. The results of the SPA Business are included in our consolidated results from and after January 3, 2003.
      The allocation of the purchase price to the fair value of assets acquired and liabilities assumed is shown in the table below. The purchase price allocation below reflects the initial allocation and subsequent purchase price adjustments made in 2003.

(amounts in millions)
Calculation of allocable purchase price:
Cash		$2,229.8
Allocable transaction costs		17.6

Total allocable purchase price		$2,247.4

Allocation of purchase price:
SPA Directory Services Agreements		$1,625.0
Customer relationships		260.0
Trade names		30.0
Net assets acquired	81.5
Fair value adjustments:
Reverse pre-acquisition deferred revenue	315.9
Reverse deferred allowance for doubtful accounts and sales claims included in SPA’s opening deferred revenue	(22.8)
Reverse deferred directory costs associated with directories published pre-acquisition	(89.5)
Eliminate historical deferred tax and goodwill	(43.5)
Other	(23.8)

Fair value of net assets acquired		217.8
Goodwill		97.0

Total cash purchase price		2,229.8
Allocable transaction costs		17.6

Total allocable purchase price		$2,247.4

Segment Reporting
      We have revised our historical segment reporting to reflect the change in our business that resulted from the SBC Directory Acquisition and to reflect how management now reviews and analyzes the business. Our business of publishing yellow pages directories is now conducted in one reportable operating segment. All pre-press publishing services and other ancillary services previously performed on behalf of others are now performed entirely on behalf of the directories we publish. As a result of the SBC Directory Acquisition, SBC ceased paying us revenue participation income, we consolidate all net profits from DonTech and our DonTech partnership investment was eliminated. Consequently, partnership income was no longer reported commencing on September 1, 2004 and, accordingly, the previously reported DonTech operating segment is no longer applicable.
      During 2003, our reportable segments were Donnelley and DonTech. The Donnelley segment included revenue from our Sprint-branded yellow pages directories and our pre-press publishing services contract with SBC, and all operating and administrative expenses. The DonTech segment included revenue participation income from SBC and our 50% interest in the net profits of DonTech.
Critical Accounting Estimates
      The preparation of financial statements in accordance with generally accepted accounting principles (“GAAP”) requires management to estimate the effect of various matters that are inherently uncertain as of the date of the financial statements. Each of these estimates varies in regard to the level of judgment involved and its potential impact on the Company’s reported financial results. Estimates are deemed critical when a different estimate could have reasonably been used or when changes in the estimate are reasonably likely to occur from period to period, and could materially impact the Company’s financial condition, changes in financial condition or results of operations. The Company’s significant accounting polices are discussed in Note 2 of the consolidated financial statements included in Item 8 of this annual report. The critical estimates inherent in these accounting polices are discussed below. Management believes the current assumptions and other considerations used to estimate these amounts in the Company’s consolidated financial statements are appropriate.
Allowance for Doubtful Accounts and Sales Claims
      We record our revenue net of an allowance for sales claims. In addition, we record a provision for bad debts. The provision for bad debts and allowance for sales claims are estimated for each directory based on historical experience. We also evaluate the current condition of our customer balances, bankruptcy filings, any change in credit policy, historical charge-off patterns, recovery rates and other data when determining our allowance for doubtful accounts reserve. We review these estimates periodically to assess whether additional adjustment is needed based on economic events or other circumstances, including actual experience at the end of the billing and collection cycle with respect to each directory. We believe that the allowance for doubtful accounts and sales claims is adequate to cover anticipated losses under current conditions; however, significant deterioration in any of the factors noted above or in the overall economy could materially change these expectations. The provisions for sales claims and doubtful accounts are estimated based on a percentage of revenue. Accordingly, an additional 1% change in these allowance percentages would have impacted 2004 GAAP net income by approximately $3.6 million and 2004 adjusted pro forma net income by $6.3 million. See “Adjusted and Pro Forma Amounts and Other Non-GAAP Measures” below for a description and reconciliation of adjusted pro forma net income to reported GAAP net income.
Pension Benefits
      Our pension plan obligations and related assets of the Company’s defined benefit retirement plans and those related to the DonTech employees of the SBC Directory Business are presented in Note 10 to our consolidated financial statements. Plan assets consist primarily of marketable equity and debt instruments and are valued using market quotations. Plan obligations and annual pension expense are determined by independent actuaries and through the use of a number of assumptions. Key assumptions in measuring the plan obligations include the discount rate, the rate of future salary increases and the long-term expected return on plan assets. In determining the discount rate, we consider yields on high-quality, fixed-income investments with maturities corresponding to the anticipated timing of the benefit payments. Salary increase assumptions are based upon historical experience and anticipated future management actions. Asset returns are based upon the anticipated average rate of earnings expected on invested funds of the plan over the long-run. At December 31, 2004, the weighted-average actuarial assumptions were: discount rate of 5.75%; long-term rate of return on plan assets of 8.25%; and assumed salary increases of 3.66%. Net periodic pension costs recognized in 2004 were $4.0 million. A 1% change in the discount rate would affect net income by approximately $0.8 million; a 1% change in the long-term rate of return on plan assets would affect net income by approximately $0.7 million; and a 1% change in assumed salary increases would affect net income by approximately $0.4 million.
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
      We used certain estimates and assumptions in our impairment evaluation, including, but not limited to, projected future cash flows, revenue growth, customer attrition levels, and estimated write-offs. As of December 31, 2004, management believes that there was no impairment to the intangible assets or goodwill. However, significant deterioration in our business, the assumptions underlying the impairment evaluations, or in the overall economy, could result in impairment charges in future reporting periods. Had the aggregate net book value of the intangible assets and goodwill at December 31, 2004 been impaired by 1%, net income on both a reported GAAP and adjusted pro forma basis in 2004 would have been adversely impacted by approximately $19.5 million. See “Adjusted and Pro Forma Amounts and Other Non-GAAP Measures” below for a description and reconciliation of adjusted pro forma net income to reported GAAP net income.
      Additionally, management must assess whether the remaining useful lives of the intangible assets represent the period that the intangible assets are expected to contribute to our cash flow. In our assessment process, we used certain estimates and assumptions, including projected future cash flows, customer attrition levels and industry and economic conditions. In accordance with SFAS 142, we evaluate the remaining useful lives annually to determine whether events or circumstances warrant a revision to the remaining period of amortization. If the estimated remaining useful lives change, the remaining carrying amount of the intangible asset would be amortized prospectively over that revised remaining useful life. For the year ended December 31, 2004, amortization of intangible assets was approximately $57.3 million. Had the remaining useful lives of the intangible assets been shortened by 10%, net income on a reported GAAP and the adjusted pro forma basis in 2004 would have been adversely impacted by approximately $3.0 million and $5.1 million, respectively. See “Adjusted and Pro Forma Amounts and Other Non-GAAP Measures” below for a description and reconciliation of adjusted pro forma net income to reported GAAP net income.

New Accounting Pronouncements
      New Accounting Pronouncements. On December 16, 2004, the FASB issued FASB Statement No. 123 (revised 2004), “Share-Based Payment” (“FAS 123(R)”). FAS 123(R) requires companies to calculate the fair value of stock options granted to employees, and amortize that amount over the vesting period as an expense through the income statement. The accounting provisions of FAS 123(R) are effective for interim periods beginning after June 15, 2005, but companies have a choice of transition methods: modified prospective, modified retrospective, or early adoption. The Company is presently evaluating the transition method and effective date for transition to FAS 123(R) during 2005 and what impact adoption of FAS 123(R) may have on the Company.
      In May 2004, the Financial Accounting Standards Board issued Financial Staff Position (“FSP”) No. FAS 106-2, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003, which provides guidance on accounting for the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 for employers that sponsor postretirement healthcare plans that provide drug benefits. The Act introduces prescription drug care benefits under Medicare and also allows for certain sponsors of postretirement benefit plans with a drug benefit to receive a non-taxable federal subsidy if certain criteria are met. The FSP requires interim and annual period financial statements beginning after June 15, 2004 to include the effect of the subsidy on the measurement of net periodic postretirement benefit costs. We adopted the provisions of the FSP in the fourth quarter of 2004, which resulted in decrease to our accumulated postretirement benefit obligation of approximately $4.3 million.
RESULTS OF OPERATIONS
Year Ended December 31, 2004 compared to the Year Ended December 31, 2003
Factors Affecting Comparability
Acquisitions
      As a result of the SBC Directory Acquisition and the SPA Acquisition, the related financings and associated purchase accounting, our 2004 reported GAAP results are not comparable to our 2003 reported GAAP results. Additionally, these considerations with respect to the SBC Directory Acquisition will also affect the comparability of our 2004 and 2005 reported GAAP results. Under the deferral and amortization method of revenue recognition, the billable value of directories published is recognized as revenue in subsequent reporting periods. However, purchase accounting precluded us from recognizing directory revenue and certain expenses associated with directories that published prior to each acquisition, including all directories published in the month each acquisition was completed. Thus, our reported 2004 and 2003 GAAP results are not indicative of our underlying operating and financial performance. Accordingly, management is presenting adjusted pro forma information that, among other things, eliminates the purchase accounting impact on revenue and expenses for each acquisition and assumes the SBC Directory Acquisition and related financing occurred at the beginning of 2003. Management believes that the presentation of this adjusted pro forma information will help financial statement users better and more easily compare current period underlying operating results against what the combined company performance would more likely have been in the comparable prior period. All of the adjusted pro forma amounts disclosed under the caption “Adjusted Pro Forma Amounts and Other Non-GAAP Measures” or elsewhere are non-GAAP measures, which are reconciled to the most comparable GAAP measures under that caption below. While we believe the adjusted pro forma results reasonably represent results as if the businesses had been combined for the full years 2003 and 2004, because of differences in the application of accounting policies and practices between the Company and the acquired entities, management does not believe these adjusted pro forma amounts are strictly comparable, nor are they necessarily indicative of results for future periods.
      Before the SBC Directory Acquisition, we reported our 50% share of DonTech net income as partnership income in our consolidated statement of operations. Partnership income also included revenue participation income from SBC. Revenue participation income was based on DonTech advertising sales and was recognized when a sales contract was executed with a customer. Upon the SBC Directory Acquisition, SBC ceased paying us revenue participation income, we consolidate all net profits of DonTech and our partnership investment was eliminated. Consequently, commencing on September 1, 2004, we no longer report partnership income. During 2003 and in 2004 until the SBC Directory Acquisition, we earned revenue from pre-press publishing and other ancillary services related to the SBC Directory Business and we continued to report partnership income from our investment in DonTech.
Relocation and Integration Charges
      Our 2004 expenses include $7.3 million related to the relocation of our corporate offices to Cary, North Carolina, $2.5 million related to the acquisition and integration of the SBC Directory Business, and $1.1 million for sales offices relocation expenses related to the SPA Acquisition.
      Our 2003 expenses include severance and move-related charges of $7.3 million relating to the relocation of our corporate offices to Cary, North Carolina and $7.6 million for the consolidation of our publishing and technology operations, sales offices and administrative staff in connection with the SPA Acquisition.
GAAP Reported Results
Net Revenue
      The components of our net revenue in 2004 and 2003 were as follows:

	For the Years Ended December 31,

(amounts in millions)	2004	2003	$ Change

Gross directory advertising revenue	$589.5	$233.9	$355.6
Sales allowances	(6.5)	(2.3)	(4.2)

Net directory advertising revenue	$583.0	$231.6	$351.4
Pre-press publishing and application service fees	13.0	22.2	(9.2)
Other revenue	7.1	2.6	4.5

Total	$603.1	$256.4	$346.7

      Following the SBC Directory Acquisition, substantially all of our revenue is derived from our directory publishing business. Before the SBC Directory Acquisition, DonTech was accounted for under the equity method. Our directory advertising revenue is earned primarily from the sale of advertising in the yellow pages directories we publish, net of sales allowances. Revenue from directory advertising sales is recognized under the deferral and amortization method, whereby revenue from advertising sales is initially deferred when the directory is published and recognized ratably over the directory’s life, which is typically 12 months. Before the SBC Directory Acquisition, we also earned pre-press publishing fees with respect to services we rendered on behalf of SBC for the SBC-branded directories we now publish. These fees were, and other income is, recognized when earned.
      Total net revenue in 2004 was $603.1 million compared to $256.4 million in 2003. The primary increase in total net revenue in 2004 is a result of purchase accounting related to the SPA Acquisition that adversely impacted 2003 results. Due to purchase accounting, directory revenue for the year ended December 31, 2003 excluded the amortization of the publication sales for Sprint-branded directories published before February 2003 under the deferral and amortization method totaling $315.9 million that would have been reported during 2003 absent purchase accounting. Total revenue in 2004 also includes $29.1 million of net revenue from the SBC-branded directories we published following the SBC Directory Acquisition. While purchase accounting related to the SBC Directory Acquisition also negatively impacted 2004 results, because that transaction closed on September 1, 2004, its impact was not as material to 2004 results as purchase accounting related to the SPA Acquisition was to 2003 results. Purchase accounting related to the SBC Directory Acquisition will continue to adversely impact reported revenue through 2005. Additionally, we expect net revenue in 2005 to be significantly higher than in 2004 due to a full year of results from the acquired SBC Directory Business.

      Revenue from pre-press publishing and sales-related computer application services in 2004 was $13.0 million compared to $22.2 million in 2003. The decrease in pre-press publishing fees is a result of the Company no longer providing such services to SBC following the SBC Directory Acquisition. We now support internally the SBC-branded directories we publish. Additionally, pre-press publishing fees in 2003 totaling $2.5 million reflect fees earned from a third party pre-press publishing contract for which we ceased providing services in the first half of 2003. There was no comparable revenue earned in 2004.
      Other revenue includes late fees paid on outstanding customer balances, commissions earned on sales contracts with respect to advertising placed into other publishers’ directories, sales of directories and certain other products and fees from telephone companies for publishing their information pages. The increase in other revenue is primarily due to the SBC Directory Acquisition.
Expenses
      The components of our total expenses for 2004 and 2003 were as follows:

	For the Years Ended December 31,

(amounts in millions)	2004	2003	$ Change

Operating expenses	$263.2	$159.2	$104.0
G&A expenses	59.5	53.0	6.5
D&A expense	66.6	65.8	0.8

Total	$389.3	$278.0	$111.3

      Substantially all expenses are derived from our directory publishing business. Before the SBC Directory Acquisition, DonTech was accounted for under the equity method. We began recognizing expenses related to the SBC Directory Business on September 1, 2004. Certain costs directly related to the selling and production of directories are initially deferred and recognized ratably over the life of the directory. These costs include sales commissions and print, paper and initial distribution costs. All of other expenses are recognized as incurred.
Operating Expenses
      Total operating expenses in 2004 were $263.2 million compared to $159.2 million in 2003. The primary components of the $104.0 million increase in operating expenses in 2004, compared to 2003, were as follows:

Change
(amounts in millions)
2003 expenses excluded from GAAP results due to SPA purchase accounting	$74.5
Increased 2004 sales, manufacturing and other expenses related to the acquired SBC Directory Business	24.2
Cost uplift in 2004 from the SBC transaction	14.2
Increased 2004 sales expenses due to improved SPA sales performance	5.4
Increased marketing and advertising expenses	3.3
Decreased 2004 publishing and information technology costs due to SPA integration actions taken in 2003	(10.0)
Difference between cost uplift in 2004 compared to 2003 from the SPA transaction	(7.6)

Total 2004 increase in operating expenses, compared to 2003	$104.0

      The increase in operating expenses in 2004 is primarily a result of the same purchase accounting impacts as in 2003 related to the SPA Acquisition that precluded our reporting revenue related to SPA directories that published before February 2003. Similar to the deferral and amortization method of revenue recognition, certain costs directly related to the selling and production of our directories are initially deferred when incurred and recognized ratably over the life of a directory. Due to the elimination of SPA’s deferred costs for all directories published pre-acquisition (including January 2003) as required by purchase accounting, our reported operating expenses in 2003 did not include certain expenses associated with those directories totaling approximately $74.5 million for the year ended December 31, 2003. Due to these adjustments, directory expenses for the year December 31, 2003 include only the amortization of deferred directory costs relating to directories published beginning in February 2003.
      In 2004, operating expenses were also impacted by the SBC transaction. As a result of the SBC Directory Acquisition completed on September 1, 2004, we incurred incremental selling, manufacturing and indirect expenses of approximately $24.2 million in the last four months of 2004 to support the operations of the newly acquired business. While purchase accounting related to the SBC Directory Acquisition also impacted 2004 results, because the transaction closed on September 1, 2004, its impact was not as material to 2004 results as purchase accounting related to the SPA Acquisition was to 2003 results.
      As a result of purchase accounting required by GAAP, we recorded the deferred directory costs related to directories that were scheduled to publish subsequent to the SPA Acquisition and SBC Directory Acquisition, at their fair value, determined as (a) the estimated billable value of the published directory less (b) the expected costs to complete the directories, plus (c) a normal profit margin. We refer to this purchase accounting entry as “cost uplift.” The fair value of these costs in 2004 was determined to be $81.3 million and $14.8 million for the SBC Directory Acquisition and the SPA Acquisition, respectively. These costs are amortized as operating expenses over the terms of the applicable directories and such amortization totaled $14.2 million in 2004 related to the SBC Directory Acquisition. For the SPA Acquisition, we amortized $3.6 million of cost uplift in 2004. This compares to $11.2 million in 2003 related to the SPA Acquisition, or a decrease of $7.6 million in the year ended December 31, 2004.
      In 2004, we also incurred approximately $5.4 million in additional selling expenses, compared to 2003, due to the improved sales results in the SPA markets. The additional expenses primarily included commissions, sales person costs, and sales management costs. In 2004, we incurred additional marketing and advertising costs of $3.3 million, compared to 2003, to support both the SPA and SBC businesses. Advertising expense for the year ended December 31, 2004 includes $1.1 million of advertising costs that pertain to 2003.
      Partially offsetting these cost increases, net publishing and information technology costs were lower by approximately $10.0 million in 2004, primarily due to the elimination of duplicate facility and associated operational costs resulting from the integration of the SPA Acquisition. The majority of these duplicative costs were eliminated in the second half of 2003.
      Purchase accounting resulting from the SBC Directory Acquisition will continue to impact reported expenses in 2005. We expect operating expenses in 2005 to be significantly higher than in 2004 due to a full year of results from the acquired SBC Directory Business.
General and Administrative Expenses
      General and administrative (“G&A”) expenses in 2004 were $59.5 million compared to $53.0 million in 2003, or an increase of $6.5 million. The primary components of the $6.5 million increase in G&A expenses in 2004, compared to 2003, were as follows:

Change
(amounts in millions)
Increased billing, credit and collection expenses related to the acquired SBC Directory Business	$3.2
Other increased 2004 G&A expenses, primarily related to the acquired SBC Directory Business	4.0
Expenses related to Sarbanes-Oxley compliance in 2004	1.9
All other net changes to G&A expenses	1.1
Decreased G&A expenses in 2004 for relocation, severance and integration expenses related to the SPA and SBC acquisitions and the corporate headquarters relocation	(3.7)

Total 2004 increase in G&A, compared to 2003	$6.5

      The $6.5 million increase in G&A expenses was primary impacted by $7.2 million of incremental G&A expense to support the acquired SBC Directory Business. This consisted of increased billing, credit and collection expenses of $3.2 million and $4.0 million of other G&A expenses, including financial services, human resources and administration services. G&A expenses were also impacted by $1.9 million of costs related to compliance with Sarbanes-Oxley initiatives for which there were no comparable expenses in 2003. These increases were offset by $3.7 million lower severance and relocation expenses associated with the SPA and SBC Directory Acquisitions and expenses related to the relocation of the Company’s corporate headquarters in 2004 compared to 2003. We recorded $7.0 million of expenses in 2004 related to the relocation of our corporate offices to Cary, North Carolina, compared to $7.3 million in 2003. In 2004, G&A expenses also included $2.5 million of acquisition and integration-related costs from the SBC transaction. More than offsetting those increased costs, 2003 included a $7.0 million charge related to the shutdown of duplicative facilities resulting from the SPA Acquisition, compared to similar charges of only $1.1 million in 2004 related to the relocation of Sprint sales offices.
      We expect G&A expenses in 2005 to be significantly higher than 2004 due to a full year of results from the acquired SBC Directory Business.
Depreciation and Amortization
      Depreciation and amortization (“D&A”) in 2004 was $66.6 million compared to $65.8 million in 2003. Amortization of intangible assets was $57.3 million in 2004 compared to $49.8 million in 2003. The increase in amortization expense is due to the increase in intangible assets resulting from the SBC Directory Acquisition. We expect amortization expense in 2005 to be significantly higher than 2004 due to a full year impact related to the intangible assets acquired in connection with the SBC Directory Acquisition. Depreciation of fixed assets and amortization of computer software was $9.3 million in 2004 compared to $16.0 million in 2003. This decrease is primarily due to the acceleration of depreciation on certain fixed assets and computer software acquired in connection with the SPA Acquisition in 2003.
Partnership Income
      In 2004 and 2003, partnership income related to our 50% share of the net income of DonTech (accounted for under the equity method) and revenue participation income from SBC. As a sales agent for SBC, DonTech earned commission revenue based on the annual value of local sales contracts executed during the period (“calendar sales”). We also earned revenue participation income from SBC based on the amount of DonTech calendar sales during the period. As a result of the SBC Directory Acquisition, SBC ceased paying us revenue participation income and we now consolidate all net profits in DonTech. Thus, the DonTech partnership investment was eliminated. Accordingly, commencing on September 1, 2004, we no longer report partnership income. Partnership income was $78.0 million in 2004, as compared to $114.1 million in 2003. The decrease in partnership income in 2004 is primarily a result of no longer recognizing partnership income following the SBC Directory Acquisition.
Operating Income
      As a result of the SBC Directory Acquisition, the Company now has one operating segment. Management views and evaluates this one segment as the sole source of EBITDA and operating income for the Company and does not need to allocate resources among different segments.
      Operating income for 2004 and 2003 was as follows:

	For the Years Ended
	December 31,

(amounts in millions)	2004	2003	$ Change

Total	$291.7	$92.5	$199.2

      Operating income in 2004 of $291.7 million increased by $199.2 million from operating income of $92.5 million in 2003. The increase was due primarily to the effects of the SPA Acquisition and related purchase accounting on our revenues and expenses, as described above. Net revenue in 2003 of $256.4 primarily resulting from the SPA Acquisition, was more than offset by the operating expenses in 2003 of $278.0 million, also primarily as a result of the SPA Acquisition. The primary reason that our costs relating to the acquired SPA Business increased more than our revenue in 2003 is because while all directory advertising revenue is deferred under our deferral and amortization method, only a portion of total costs related to publication of the directories are deferred under the deferral and amortization method. Therefore, under purchase accounting, when the entire balance of deferred revenue and deferred directory costs were eliminated at the time of the SPA Acquisition, it had a disproportionately higher impact on revenue than on expenses. Accordingly, after the adjustments required by purchase accounting, operating expenses in 2003 were disproportionately higher than the related revenue. If the effects of purchase accounting were eliminated, adjusted operating income in 2003 would have been substantially higher and relatively proportional to 2003 net revenues. See “— Adjusted and Pro Forma Amounts and Other Non-GAAP Measures” below. Additionally, for the reasons described above, partnership income decreased by $36.1 million in 2004.
      While purchase accounting related to the SBC Directory Acquisition also negatively impacted 2004 results, because that transaction closed on September 1, 2004, its impact was not as material to 2004 results as purchase accounting related to the SPA Acquisition was to 2003 results. Purchase accounting from the SBC Directory Acquisition will continue to adversely impact reported results through 2005. Additionally, we expect operating income to be significantly higher in 2005 than in 2004 due to a full year of results from the acquired SBC Directory Business.
Interest Expense, Net
      Net interest expense in 2004 was $175.5 million compared to $180.0 million in 2003. The decrease in net interest expense of $4.5 million is a result of lower outstanding debt balances in the first eight months of 2004 combined with lower interest rates in most of 2004 than in 2003. This was partially offset by the substantial increase in debt incurred in connection with the SBC Directory Acquisition on September 1, 2004. The impact of interest expense associated with the additional borrowings used to finance the SBC Directory Acquisition is expected to be greater in 2005 due to the impact of such additional borrowings for the entire period. Interest expense in 2004 also includes a $1.2 million charge resulting from the redemption in 2004 of the remaining 9.125% Senior Subordinated Notes due 2008. See “— Liquidity and Capital Resources” for a further description of our debt obligations and the provisions of the related debt instruments. Net interest expense for 2004 includes $13.6 million of non-cash amortization of deferred financing costs, compared to $15.0 million of non-cash amortization of deferred financing costs in 2003.
Other Income (Expense), Net
      In December 2002, a charge of $1.5 million was recorded to reclassify to earnings the cumulative change in the fair value of a swap that was previously recognized in accumulated other comprehensive loss on the balance sheet, due to the loss of hedge accounting treatment. In 2003, we recognized a corresponding gain of $1.5 million as the swap matured in June 2003. See Item 7A, “Qualitative and Quantitative Disclosures About Market Risk” for additional information about our interest rate swap agreements.
Provision (Benefit) for Income Taxes
      The 2004 provision for income taxes of $45.9 million was comprised of a current tax benefit of $25.6 million and a deferred tax provision of $71.5 million. The 2004 current tax benefit was based on an effective tax rate of 39.5% and net operating losses of approximately $72.4 million related to tax deductions in connection with the SPA Acquisition and the SBC Directory Acquisition. The 2004 deferred tax provision of $71.5 million was primarily related to the difference in amortization expense recorded for tax purposes compared to book purposes with respect to the intangible assets acquired in connection with the SPA Acquisition and the SBC Directory Acquisition. The remaining federal net operating loss carryforward of $73.4 million will begin to expire in 2023, and the remaining state net operating loss carryforwards of $249.0 million will begin to expire in 2008.

      The 2003 tax benefit of $36.0 million was comprised of a current tax provision $4.2 million and a deferred tax benefit of $40.2 million. The 2003 tax benefit of $36.0 million was based on an effective tax rate of 41.8% and net operating losses of approximately $176.0 million related to tax deductions in connection with the SPA Acquisition. The 2003 deferred tax benefit was primarily related to the tax benefit recognized with respect to tax net operating loss generated in 2003 partially offset by a deferred tax provision related to the difference in amortization recorded for tax purposes compared to book purposes with respect to intangible assets acquired in connection with the SPA Acquisition.
Net Income (Loss), Income (Loss) Available to Common Shareholders and Earnings (Loss) Per Share
      Net income in 2004 was $70.3 million compared to net loss of $50.0 million in 2003. The results for 2003 were adversely affected by purchase accounting that precluded us from recognizing deferred revenue and certain expenses associated with those directories published prior to the SPA Acquisition, including all January 2003 published directories. While purchase accounting related to the SBC Directory Acquisition also negatively impacted 2004 results, because that transaction closed on September 1, 2004, its impact was not as material to 2004 results as purchase accounting related to the SPA Acquisition was to 2003 results. Purchase accounting from the SBC Directory Acquisition will continue to adversely impact reported results through 2005.
      The dividend on our 8% redeemable convertible cumulative preferred stock (“Preferred Stock”) reduces net income or increases net loss, resulting in income (loss) available to common shareholders from which earnings per share amounts are calculated. The amount of the Preferred Stock dividend includes the stated 8% dividend, plus a deemed dividend for a beneficial conversion feature (“BCF”). The BCF is a function of the conversion price of the Preferred Stock, the fair value of the related warrants issued with the Preferred Stock and the fair market value of the underlying common stock on the date of issuance of the Preferred Stock. In connection with the issuance of our Preferred Stock and each subsequent quarterly accrued dividend, a BCF has been recorded because the fair value of the underlying common stock at the time of issuance of the Preferred Stock was greater than the conversion price of the Preferred Stock. The full amount of the BCF is treated as a deemed dividend because the Preferred Stock was convertible into common stock immediately after issuance in January 2003. The Preferred Stock dividend in 2004 and 2003 of $21.8 million and $58.4 million, respectively, consisted of the stated 8% dividend of $17.9 million and $16.5 million, respectively, and a BCF of $3.9 million and $41.9 million, respectively. The BCF recorded in 2003 was more significant than BCF amounts recorded in subsequent periods, reflecting the issuance of the Preferred Stock and related warrants in January 2003. The resulting income (loss) available to common shareholders was $48.5 million in 2004 as compared to $(108.4) million in 2003.
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
      Under the guidance of EITF 03-6, diluted EPS are calculated by dividing income (loss) allocable to common shareholders by the weighted average common shares outstanding plus dilutive potential common stock. Potential common stock includes stock options and warrants, the dilutive effect of which is calculated using the treasury stock method, and Preferred Stock, the dilutive effect of which is calculated using the if-

converted method. The calculation of basic and diluted EPS for the years ended December 31, 2004 and 2003 are presented below.

	For the Years Ended
	December 31,

	2004	2003

Basic EPS — Two-Class Method
Income (loss) available to common shareholders	$48,521	$(108,350)
Amount allocable to common shareholders(1)	77%	100%

Income (loss) allocable to common shareholders	37,361	(108,350)
Weighted average common shares outstanding	31,268	30,683

Basic earnings (loss) per share — two-class method(3)	$1.19	$(3.53)

Diluted EPS
Income (loss) available to common shareholders	$48,521	$(108,350)
Amount allocable to common shares(1)	77%	100%

Income (loss) allocable to common shareholders	37,361	(108,350)
Weighted average common shares outstanding	31,268	30,683
Dilutive effect of stock options(2)	1,348	—
Dilutive effect of Preferred Stock assuming conversion (2)	—	—

Weighted average diluted shares outstanding	32,616	30,683

Diluted earnings (loss) per share(3)	$1.15	$(3.53)

(1)	31,268/ (31,268 + 9,483) for the year ended December 31, 2004. In computing basic EPS using the two-class method, we have not allocated the loss available to common shareholders in the year ended December 31, 2003 between common and preferred shareholders since the preferred shareholders do not have a contractual obligation to share in the net loss.

(2)	934 stock options in 2003 and the assumed conversion of the Preferred Stock into 9,767 and 9,023 shares of our common stock in 2004 and 2003, respectively, were anti-dilutive and therefore are not included in the calculation of diluted EPS.

(3)	These EPS amounts differ from those reported in our Current Report on Form 8-K filed with the SEC on February 25, 2005 resulting from an update to the two-class method used to compute earnings per share.
Adjusted and Pro Forma Amounts and Other Non-GAAP Measures
      As a result of the SBC Directory Acquisition and the SPA Acquisition, the related financings and associated purchase accounting, our 2004 reported GAAP results are not comparable to our 2003 reported GAAP results. Additionally, these considerations with respect to the SBC Directory Acquisition will also affect the comparability of our 2004 and 2005 reported GAAP results. Under the deferral and amortization method of revenue recognition, the billable value of directories published is recognized as revenue in subsequent reporting periods. However, purchase accounting precluded us from recognizing directory revenue and certain expenses associated with directories that published prior to each acquisition, including all directories published in the month each acquisition was completed. Thus, our reported 2004 and 2003 GAAP results are not indicative of our underlying operating and financial performance. Accordingly, management is presenting adjusted pro forma information that, among other things, eliminates the purchase accounting impact on revenue and expenses for each acquisition and assumes the SBC Directory Acquisition and related financing occurred at the beginning of 2003. Management believes that the presentation of this adjusted pro forma information will help financial statement users better and more easily compare current period underlying operating results against what the combined company performance would more likely have been in the comparable prior period. All of the adjusted pro forma amounts disclosed below or elsewhere are non-GAAP measures, which are reconciled to the most comparable GAAP measures below. While we believe the adjusted pro forma results reasonably represent results as if the businesses had been combined for the full years 2003 and 2004, because of differences in the application of accounting policies and practices between the Company and the acquired entities, management does not believe these adjusted pro forma amounts are strictly comparable, nor are they necessarily indicative of results for future periods.

	Twelve Months Ended December 31, 2004

		Adjustments

	Reported	SBC Directory				Adjusted
(amounts in millions)	GAAP	Acquisition		SPA Acquisition		Pro Forma

Net revenue	$603.1	$429.7	(1)	$1.1	(5)	$1,033.9
Expenses, other than depreciation and amortization	322.8	98.0	(2)	(3.6	)(6)	417.2
Depreciation and amortization	66.6	18.8	(3)	—		85.4
Partnership income	78.0	(78.0	)(4)	—		—

Operating income	$291.7	$234.9		$4.7		$531.3

	Twelve Months Ended December 31, 2003

		Adjustments

	Reported	SBC Directory				Adjusted
(amount in millions)	GAAP	Acquisition		SPA Acquisition		Pro Forma

Net revenue	$256.4	$460.5	(1)	$315.9	(5)	$1,032.8
Expenses, other than depreciation and amortization	212.2	157.1	(2)	63.3	(6)	432.6
Depreciation and amortization	65.8	29.6	(3)	—		95.4
Partnership income	114.1	(114.1	)(4)	—		—

Operating income	$92.5	$159.7		$252.6		$504.8

(1)	Represents revenue for SBC-branded directories that published prior to the SBC Directory Acquisition, plus all September 2004 published directories, which would have been recognized during the period had it not been for purchase accounting required under GAAP.

(2)	Represents (a) expenses for SBC-branded directories that published prior to the SBC Directory Acquisition, plus all September 2004 published directories, which would have been recognized during the period had it not been for purchase accounting required under GAAP, (b) DonTech’s selling and operational expenses prior to September 1, 2004, which were eliminated in consolidation upon the SBC Directory Acquisition, and (c) certain differences in the application of accounting policies and practices between RHD and the acquired entities. Additionally, as a result of purchase accounting, we recorded the deferred directory costs related to directories that were scheduled to publish subsequent to the SBC Directory Acquisition at their fair value. The impact of such costs has also been removed.

(3)	Represents the additional depreciation and amortization expense related to the tangible and identifiable intangible assets acquired in the SBC Directory Acquisition over their estimated useful lives.

(4)	Represents the elimination of equity accounting used to account for RHD’s 50% ownership in DonTech and the revenue participation income from SBC recognized prior to the SBC Directory Acquisition.

(5)	Represents revenue for Sprint-branded directories that published prior to the SPA Acquisition, plus all January 2003 published directories, which would have been recognized during the period had it not been for purchase accounting required under GAAP.

(6)	Represents expenses for Sprint-branded directories that published prior to the SPA Acquisition, plus all January 2003 published directories, which would have been recognized during the period had it not been for purchase accounting required under GAAP. Also includes the effect of differences in the application of accounting policies and practices between legacy SPA and the Company. Additionally, as a result of purchase accounting, we recorded the deferred directory costs related to directories that were scheduled to publish subsequent to the SPA Acquisition at their fair value. The impact of such costs has also been removed.

2004 Adjusted Pro Forma Revenue Compared to 2003 Adjusted Pro Forma Revenue
      The components of 2004 adjusted pro forma revenue and 2003 adjusted pro forma revenue are as follows:
2004

		SBC
	Reported	Directory		SPA		Adjusted
	GAAP	Acquisition		Acquisition		Pro Forma

Gross directory advertising revenue	$589.5	$437.6	(1)	$1.1	(4)	$1,028.2
Sales claims and allowances	(6.5)	(1.1	)(1)	—		(7.6)

Net directory advertising revenue	583.0	436.5		1.1		1,020.6
Pre-press publishing fees	13.0	(13.0	)(2)	—		—
Other revenue	7.1	6.2	(3)			13.3

Net revenue	$603.1	$429.7		$1.1		$1,033.9

2003

		SBC
	Reported	Directory		SPA		Adjusted
	GAAP	Acquisition		Acquisition		Pro Forma

Gross directory advertising revenue	$233.9	$480.1	(1)	$319.4	(4)	$1,033.4
Sales claims and allowances	(2.3)	(4.2	)(1)	(3.5	)(4)	(10.0)

Net directory advertising revenue	231.6	475.9		315.9		1,023.4
Pre-press publishing fees	22.2	(22.2	)(2)	—		—
Other revenue	2.6	6.8	(3)	—		9.4

Net revenue	$256.4	$460.5		$315.9		$1,032.8

(1)	Represents gross revenue and sales claims and allowances for directories that published prior to the SBC-branded Directory Acquisition, plus all September 2004 published directories, which would have been recognized during the period had it not been for purchase accounting required under GAAP.

(2)	Represents the elimination of pre-press publishing fees reported prior to the SBC Directory Acquisition, which were eliminated in consolidation upon the SBC Directory Acquisition.

(3)	Represents other revenue, primarily consisting of commissions earned on sales contracts published into other publishers’ directories and other yellow pages Internet-based advertising and other product revenue recognized as earned.

(4)	Represents gross revenue and sales claims and allowances for Sprint-branded directories that published prior to the SPA Acquisition, plus all January 2003 published directories, which would have been recognized during the period had it not been for purchase accounting required under GAAP.
      Total adjusted pro forma net revenue in 2004 was $1,033.9 million, an increase of $1.1 million or 0.1% from adjusted pro forma net revenue of $1,032.8 million in 2003. Under the deferral and amortization method of revenue recognition, revenue from directory advertising sales is initially deferred when a directory is published and recognized ratably over the life of the directory, which is typically 12 months. The modest decrease in adjusted gross directory advertising revenue is a result of higher revenue from Sprint directories, particularly in Nevada and Florida, offset by a decline in revenue from the SBC directories due to the past declines in publication sales amortizing to revenue in current periods. Due to the deferral and amortization method, the billable value of published directories are amortized to revenue over the life of the directory, which delays recognition of publication sales as recorded revenue on a GAAP basis. The reduction in sales claims and allowances is primarily the result of a $2.0 million favorable reduction of claims allowances recognized by SBC prior to the SBC Directory Acquisition due to improved experience.
2004 Adjusted Pro Forma Expenses and Operating Income Compared to 2003 Adjusted Pro Forma Expenses and Operating Income
      For the year ended December 31, 2004, adjusted pro forma operating and G&A expenses decreased by $15.4 million, or 3.6%, to $417.2 million from adjusted pro forma operating and G&A expenses of $432.6 million in 2003. The primary components of the $15.4 million decrease in adjusted pro forma expenses in 2004 compared to 2003 were as follows:

Change
(amounts in millions)
Favorable adjustments of 2004 bad debt expense for SBC-branded directories compared to 2003	$(10.0)
Favorable adjustments of 2004 bad debt expense for Sprint-branded directories compared to 2003	(2.1)
Decreased 2004 publishing and information technology costs due to SPA integration actions taken in 2003	(10.0)
Allocations of corporate expenses by SBC included in 2003 adjusted pro forma expenses, but not included in 2004 adjusted pro forma expenses due to the SBC Directory Acquisition	(8.4)
Decreased G&A expenses in 2004 for relocation, severance and integration expenses related to the SPA and SBC acquisitions and the corporate headquarters relocation	(3.7)
Decreased print and paper costs in 2004 for SBC-branded directories compared to 2003	(1.9)
Net impact on 2003 adjusted pro forma expenses of the elimination of sales agency expense	13.4
Increased 2004 adjusted pro forma sales expenses due to improved SPA sales performance	5.4
Increased expenses related to Sarbanes-Oxley compliance in 2004	1.9

Total 2004 decrease in adjusted pro forma expenses, compared to 2003, excluding depreciation and amortization	$(15.4)

      Adjusted pro forma bad debt expense was $12.1 million lower than in 2003 due primarily to improved collections experience relating to the SBC-branded directories of $10.0 million combined with $2.1 million of additional favorable adjustments to Sprint-branded directories, when compared to 2003. Publishing and information technology costs were $10.0 million lower in 2004 primarily due to the elimination of duplicate facilities and associated operational costs in 2003 resulting from the integration of the SPA Acquisition. Additionally, in 2003 the SBC Directory Business recorded $8.4 million of allocations for corporate-related administration costs that are not included in 2004 expenses due to the SBC Directory Acquisition. Print and paper costs for SBC-branded directories were $1.9 million lower in 2004, compared to 2003, due to lower print volumes.
      Adjusted pro forma expenses for relocation, severance and integration costs were $3.7 million lower in 2004 compared to 2003. Adjusted pro forma expenses in 2004 included $7.0 million related to the relocation of our corporate offices to Cary, North Carolina, compared to $7.3 million in 2003. 2004 adjusted pro forma expenses also included $2.5 million of acquisition and integration-related costs from the SBC transaction. More than offsetting those increased costs, 2003 adjusted pro forma expenses included a $7.0 million charge related to the shutdown of duplicative facilities that resulted from the SPA Acquisition, compared to similar charges of only $1.1 million in 2004 related to the relocation of Sprint sales offices.
      Offsetting these lower 2004 expenses is a $13.4 million adjustment resulting in lower operating expense in 2003, compared to 2004, due to the elimination in our consolidated adjusted pro forma results of sales agency expense paid by SBC that DonTech recorded as revenue. SBC deferred this expense and recognized it over the life of the publications to which it related. DonTech recorded the revenue as period revenue. The resulting timing difference is due to different accounting treatment between SBC and DonTech and resulted in a net reduction of 2003 operating expense of $13.4 million to eliminate the sales agency expense from pro forma adjusted expenses. Additionally, 2004 adjusted pro forma sales expenses were $5.4 million higher than 2003, primarily due to better sales performance of the Sprint directories in certain larger markets. Sarbanes-Oxley compliance during 2004 also resulted in approximately $1.9 million of expenses, with no corresponding expense in 2003.
      We expect adjusted operating and G&A expenses to be higher in 2005 than adjusted pro forma operating and G&A expenses in 2004 due to increased investments in online directories and other digital initiatives, increased advertising and promotional activities in Illinois, and the expected adoption of SFAS 123(R), which will increase compensation expense in 2005.
      Adjusted pro forma depreciation and amortization (“D&A”) in 2004 was $85.4 million compared to $95.4 million in 2003. Depreciation of fixed assets and amortization of computer software was lower in 2004 by $6.6 million due to the acceleration of depreciation on certain fixed assets and computer software acquired in connection with the SPA Acquisition in 2003.
      Adjusted pro forma operating income in 2004 was $531.3 million, an increase of $26.5 million or 5.2% from adjusted pro forma operating income in 2003 of $504.8 million, reflecting the above expense decreases.
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
      Publication sales from Sprint-branded directories in 2004 were $567.2 million, up $14.7 million or 2.7% from publication sales of $552.5 million in 2003. Publication sales from SBC-branded directories in 2004 were $463.2 million, down 2.1% from publication sales of $473.1 million in 2003. The increase in Sprint-branded publication sales resulted from higher recurring advertising in our major Sprint markets for directories published in 2004. These results were partially offset by weaker performance in certain smaller Sprint markets. The decrease in SBC-branded publication sales resulted from continued softness in the Chicago area economy and less-than-optimal execution and investment in the SBC Directory Business as a result of the DonTech structure prior to the SBC Directory Acquisition. Due to the timing of the sales campaign cycles that determine publication sales, substantially all 2004 SBC-branded publication sales, and a substantial portion of first quarter 2005 SBC-branded publication sales, were completed prior to the SBC Directory Acquisition.

Publication sales are a non-GAAP measure for which the most comparable GAAP measure is net revenue. A reconciliation of publication sales to net revenue reported in accordance with GAAP is presented below:

	For the Years Ended
	December 31,

(Amount in millions)	2004	2003

Publication sales — Sprint-branded directories	$567.2	$552.5
Publication sales — Sprint-branded directories — percentage change over prior year	2.7%
Adjustments for changes in directory publication date(s)		(4.3)

Publication sales previously disclosed		548.2
Publication sales — SBC-branded directories	463.2	473.1
Publication sales — SBC-branded directories — percentage change over prior year	-2.1%
Less pre-acquisition publication sales for Sprint-branded directories not recognized as revenue in the current period due to purchase accounting		(102.4)
Less pre-acquisition publication sales for SBC-branded directories not recognized as revenue in current period due to purchase accounting	(277.3)	(473.1)
Less current period publication sales for Sprint-branded directories not recognized as revenue in current period due to the deferral method of accounting	(221.0)	(214.2)
Less current period publication sales for SBC-branded directories not recognized as revenue in current period due to the deferral method of accounting	(158.4)
Plus net revenue reported in the period for publication sales from prior periods	209.3	—

Net directory advertising revenue on above publication sales	583.0	231.6
Pre-press publishing revenue	13.0	22.2
Other revenue	7.1	2.6

Net revenue — GAAP	$603.1	$256.4

Year Ended December 31, 2003 compared to the Year Ended December 31, 2002
Factors Affecting Comparability
SPA Acquisition
      Because of the SPA Acquisition, the related financing and associated accounting, our 2003 results prepared in accordance with GAAP are not comparable to our 2002 GAAP results previously reported. Also, because purchase accounting rules precluded us from recognizing revenue and certain expenses for those directories that published prior to the acquisition, including all January 2003 published directories, revenue and certain expenses reported in 2003 are not representative of revenue and certain expenses that would have been reported in 2003 absent these purchase accounting adjustments. Accordingly, in addition to a discussion of the reported 2003 GAAP results compared to the reported 2002 GAAP results, we are also providing a comparison of 2003 adjusted results, which, among other things, exclude the effect of purchase accounting on deferred revenue and certain expenses, to 2002 adjusted pro forma results, which assumes the acquisition occurred on January 1, 2002. For a detailed discussion of 2003 adjusted revenue and certain expenses versus 2002 adjusted pro forma revenue and certain expenses, which are more comparable to each other, as well as a detailed discussion of advertising sales, which drive revenue, see “— Adjusted and Pro Forma Amounts and Other Non-GAAP Measures” below.
Relocation and Integration Charges
      Our 2003 expenses included severance and move-related charges of $7.3 million relating to the relocation of our corporate offices to Cary, North Carolina and $7.6 million for the consolidation of our post-acquisition publishing and technology operations, sales offices and administrative staff.

Restructuring and Special Charge
      Results for 2002 included a net benefit of $6.7 million from the reversal of remaining restructuring reserves recorded in 2001, as these restructuring actions were completed during 2002. Additionally, results for 2002 included a $2.0 million impairment charge for the write-off of our remaining investment in ChinaBig.com Limited (“ChinaBig”).
Net Revenue
      The components of our net revenue in 2003 and 2002 were as follows:

	For the Years Ended
	December 31,

(amounts in millions)	2003	2002	$ Change

Directory advertising revenue	$233.9	—	$233.9
Advertising sales commission revenue	—	$43.1	(43.1)
Sales allowances	(2.3)	(0.4)	(1.9)

Net revenue	231.6	42.7	188.9
Pre-press publishing fees	22.2	31.1	(8.9)
Other revenue	2.6	1.6	1.0

Total	$256.4	$75.4	$181.0

      Revenue was derived entirely from our Donnelley segment since DonTech was accounted for under the equity method. Subsequent to the SPA Acquisition, revenue from directory advertising sales is recognized under the deferral and amortization method, whereby revenue from advertising sales is initially deferred when the directory is published and recognized ratably over the directory’s life, which is typically 12 months. Pre-press publishing fees and other revenue were recognized when earned. Total net revenue in 2003 was $256.4 million compared to $75.4 million in 2002. The increase in total net revenue in 2003 was a result of the SPA Acquisition. From the date of the acquisition on January 3, 2003, our revenue was earned primarily from the sale of advertising in yellow pages directories we published in 2003, totaling $230.8 million, net of sales allowances. As a result of the acquisition, we became the publisher of 260 Sprint-branded directories. As the publisher, we earn the entire value of the sales contract with the advertiser, subject to an allowance for sales claims. Prior to the acquisition, we were a sales agent and earned only a commission on the advertising sales contract that was recognized when the advertiser signed the contract and we earned this revenue on 44 directories as opposed to the 260 directories we published in 2003. During 2002, our net revenue represented only the commissions we earned as a sales agent on advertising sales made on behalf of SPA, totaling $42.7 million, net of allowances for sales claims.
      Revenue from pre-press publishing services was $22.2 million in 2003 compared to $31.1 million in 2002. The decrease of $8.9 million is primarily due to the consolidation of SPA’s operating results with ours beginning in 2003 and the expiration of a contract with a third party directory publisher that ceased outsourcing its pre-press publishing services to us in the first quarter of 2003. During 2002, we earned $7.0 million in fees for pre-press services provided to SPA and earned $7.3 million from that third party pre-press publishing contract that expired. We continued to provide transition services to the third party publisher through March 2003 and recognized $3.0 million of revenue in 2003. Other revenue in 2003 and 2002 included fees for sales-related computer application services rendered to DonTech on behalf of SBC. As a result of the SPA Acquisition in 2003, we also began recording revenue for late fees paid on outstanding customer balances, sales of directories and fees from telephone companies for publishing of information pages. These activities accounted for the difference in other revenue between 2003 and 2002.

Expenses
      The components of our total expenses for 2003 and 2002 were as follows:

	For the Years Ended
	December 31,

(amounts in millions)	2003	2002	$ Change

Operating expenses	$159.2	$48.0	$111.2
G&A expenses	53.0	12.0	41.0
D&A expense	65.8	6.3	59.5

Total	$278.0	$66.3	$211.7

      All reported expenses are derived entirely from our Donnelley segment since DonTech is accounted for under the equity method. Certain costs directly related to the selling and production of directories are initially deferred and recognized ratably over the life of the directory.
Operating Expenses
      Total operating expenses in 2003 were $159.2 million compared to $48.0 million in 2002. The increase in operating expenses was primarily a result of the operating expenses of the SPA business that we acquired. The 2003 operating expenses included our results as a publisher of 260 directories, whereas 2002 expenses included those expenses incurred in our prior role as a sales agent for 44 directories. The expenses we incur as a publisher of directories are significantly greater than the expenses that we incurred as a sales agent. However, due to the elimination of SPA’s deferred revenue and deferred costs for 2002 and January 2003 directories as required by purchase accounting, our reported expenses in 2003 do not include certain expenses associated with those directories. Therefore, our operating expenses prospectively will be higher than they were in 2003. In addition, our direct sales costs in 2003 were $45.9 million higher than in 2002 due to an increase in the number of sales offices, size of our local sales force and our national sales operations. As a publisher, we also now incur costs related to the printing and distribution of directories, purchasing of paper, and marketing, advertising and customer service that we did not incur when we were a sales agent in 2002. Expenses in 2003 for these functions were $36.3 million higher than in 2002. Publishing and information technology expenses in 2003 were $22.4 million higher than in 2002 due to the production of the additional SPA directories related to the acquisition and the larger workforce. Bad debt expense in 2003 was lower than in 2002 principally due to better than expected collections as a result of significant process improvements in billings and collections, partially offset by bad debt expense recognized as a publisher.
General and Administrative Expenses
      General and administrative (“G&A”) expenses in 2003 were $53.0 million compared to $12.0 million in 2002. The increase in general and administrative expenses was primarily attributable to incremental costs related to the former SPA business of $13.6 million, costs relating to the relocation of our corporate offices to Cary, North Carolina of $7.3 million and the higher corporate costs for the larger organization of $8.5 million due to higher insurance premiums, compensation and governance costs. In addition, 2003 expenses included $5.1 million of costs related to the consolidation of our publishing and technology operations, sales offices and administrative staff. General and administrative expenses in 2002 reflect a net benefit of $6.4 million from the reversal of remaining restructuring reserves initially recorded in 2001.
Depreciation and Amortization
      Depreciation and amortization (“D&A”) in 2003 was $65.8 million compared to $6.3 million in 2002. The increase in 2003 is primarily a result of the amortization, totaling $50.0 million, of the intangible assets acquired in the SPA Acquisition. In 2002, Donnelley did not have significant intangible assets and therefore did not incur significant amortization expense. Depreciation of fixed assets and amortization of computer software was $16.0 million in 2003 and $6.2 million in 2002. This increase is primarily due to the acceleration of depreciation on certain fixed assets acquired in the SPA Acquisition.
Partnership Income
      Partnership income in 2003 included our 50% share of the net income of DonTech (accounted for under the equity method) and revenue participation income from SBC. As a sales agent for SBC, DonTech earned commission revenue based on the annual value of sales contracts executed during the period (“calendar sales”). We also earn revenue participation income based on the amount of calendar sales during the period. Partnership income in 2002 also included a priority distribution on our membership interest in CenDon, LLC (“CenDon”). As a result of the SPA Acquisition, we acquired the remaining membership interests in CenDon and accordingly, became the sole owner of CenDon. We no longer receive priority distribution income; rather results from CenDon have been included in our Consolidated Statements of Operations. Partnership income was $114.1 million in 2003 as compared to $136.9 million in 2002, of which $117.1 million was from DonTech and $19.8 million was priority distribution income from CenDon, which at the time was a part of our DAS segment. The decrease in partnership income from DonTech was due to a slow economic recovery, stagnant job growth and competitive local media environment in the Chicagoland markets.
Operating Income
      Operating income by segment for the years ended December 31, 2003 and 2002 was as follows:

	For the Years Ended
	December 31,

(amounts in millions)	2003	2002

Donnelley	$(21.6)	$28.9
DonTech	114.1	117.1

Total	$92.5	$146.0

      Reported operating income in 2003 of $92.5 million decreased $53.5 million from operating income of $146.0 million in 2002. The decrease was due primarily to the effects of the SPA Acquisition and related purchase accounting on our revenues and expenses, as described above. While net revenue increased in 2003 by $181.0 million over 2002 net revenue, primarily resulting from the SPA Acquisition, more than offsetting that increase in net revenue was an increase in operating expenses in 2003 of $211.7 million, also primarily as a result of the SPA Acquisition. The primary reason that our costs relating to the acquired business increased more in 2003 than our revenues is because while all directory advertising revenue is deferred under our deferral and amortization method, only a portion of total costs related to publication of the directories are deferred under the deferral and amortization method. Therefore, under purchase accounting, when the entire balance of deferred revenue and deferred directory costs were eliminated at the time of the SPA Acquisition, it had a disproportionately higher impact on revenues than it did on expenses. Accordingly, after the adjustments required by purchase accounting, operating expenses in 2003 were disproportionately higher than the related revenue. If the effects of purchase accounting were eliminated, adjusted operating income in 2003 would have been substantially higher (and relatively proportional to the increase in net revenues) compared to GAAP operating income in 2002. See “Adjusted and Pro Forma Amounts and Other Non-GAAP Measures” below.
      Additionally, the acquired SPA business also resulted in increased general and administrative costs of $41.0 million and depreciation and amortization of $59.5 million in 2003 compared to 2002, including the amortization of the acquired intangible assets. Also contributing to the lower operating income in 2003 compared to 2002 is the decrease in partnership income described above.
Interest Expense, Net
      Net interest expense in 2003 was $180.0 million compared to $33.5 million in 2002. Interest expense in 2003 was significantly higher as a result of the substantial debt incurred in connection with the SPA Acquisition. See “— Liquidity and Capital Resources” for a further description of our debt obligations and the provisions of the related debt instruments. Interest expense for 2003 includes $15.0 million of non-cash amortization of deferred financing costs, consisting of $2.4 million in deferred costs that were expensed in connection with pre-acquisition debt that was extinguished in 2003 and $12.6 million of amortized deferred costs related to our current outstanding debt, of which $3.1 million related to accelerated principal payments in 2003.
      Net interest expense in 2002 of $33.5 million included $12.7 million of interest incurred on $1,825 million in debt raised in contemplation of the SPA Acquisition. Excluding this amount, interest expense was $20.8 million reflective of our outstanding pre-acquisition debt during 2002.
Other Income (Expense), Net
      Other income in 2003 represents a $1.5 million gain on hedging activities. At December 31, 2002, our $75 million notional value interest rate swap did not qualify for hedge accounting treatment due to the then-pending repayment of existing variable rate debt in connection with the SPA Acquisition. In December 2002, a charge of $1.5 million was recorded to reclassify to earnings the cumulative change in the fair value of the swap that was previously recognized in accumulated other comprehensive loss on the balance sheet. Due to the loss of hedge accounting treatment, a gain of $1.5 million was recognized in earnings in 2003 at the time the swap matured. Other expense in 2002 consists of the $1.5 million charge related to the interest rate swap agreement, net of a $1.0 million reversal of remaining reserves related to the disposition of businesses in 2000. See Item 7A “Quantitative and Qualitative Disclosures About Market Risk” for additional information about our interest rate swap agreements.
(Benefit) Provision for Income Taxes
      The 2003 tax benefit is based on an effective tax rate of 41.8% and results from the tax benefit generated in 2003 attributable to a net operating loss of approximately $176 million related to tax deductions in connection with the SPA Acquisition. The 2003 effective tax rate reflects an increase in the state and local tax rate as a result of the SPA Acquisition, combined with the favorable settlement in 2003 of certain prior year state and local tax audits.
      The 2002 tax provision is based on an effective tax rate of 40.0%, which was adversely impacted by the ChinaBig investment impairment charge that was not deductible for tax purposes. This charge represents a capital loss, which can only be offset against capital gains. This charge also gave rise to a deferred tax asset that can only be realized by offsetting future capital gains. Given our current business portfolio and projections of future results, we believe that the probability of generating future capital gains to realize this asset is remote. Accordingly, a valuation allowance for the deferred tax asset relating to the ChinaBig investment was established.
Net (Loss) Income, (Loss) Income Available to Common Shareholders and (Loss) Earnings Per Share
      The net loss in 2003 was $50.0 million compared to net income of $67.2 million in 2002. Our operating results for 2003 reflect lower operating income as described previously and higher interest expense and D&A as a result of the SPA Acquisition.
      The dividend on the Preferred Stock increases the net loss or reduces net income, resulting in (loss) income available to common shareholders from which earnings per share amounts are calculated. The amount of the Preferred Stock dividend includes the stated 8% dividend, plus a deemed dividend for a beneficial conversion feature (“BCF”). The BCF is a function of the conversion price of the Preferred Stock ($24.05), the fair value of the warrants issued with the Preferred Stock (weighted average of $11.08 per warrant based on the Black-Scholes model and exercise prices of $26.28 for the warrants issued in November 2002 and $28.62 for the warrants issued in January 2003), and the fair market value of the common stock on January 3, 2003, the date the Preferred Stock was issued ($29.92). The full amount of the BCF is treated as a deemed dividend because the Preferred Stock was convertible into common stock immediately after issuance in November 2002 and January 2003. The Preferred Stock dividend in 2003 and 2002 of $58.4 million and $24.7 million, respectively, consisted of the stated 8% dividend of $16.5 million and $0.5 million, respectively, and a BCF of $41.9 million and $24.2 million, respectively. The resulting (loss) income available to common shareholders was $(108.3) million and $42.5 million in 2003 and 2002, respectively.
      Basic earnings per common share (EPS) are generally calculated by dividing income available to common shareholders by the weighted average number of common shares outstanding. However, because our Preferred Stock contains certain participation rights, EITF Topic D-95, “Effect of Participating Securities on the Computation of Basic Earnings Per Share” (“Topic D-95”), requires that the dilutive effect of those securities be included in the weighted average number of shares outstanding. Furthermore, Topic D-95 requires that the dilutive effect to be included in basic EPS may be calculated using either the if-converted method or the two-class method. However, the dilutive effect of the Preferred Stock cannot be less than that which would result from the application of the two-class method. We have elected to use the if-converted method in calculating basic EPS. However, during 2003, we reported EPS calculated using the two-class method because it was less than EPS calculated using the if-converted method. Diluted EPS equals income available to common shareholders divided by the weighted average common shares outstanding plus common share equivalents. Common share equivalents include stock options and warrants, the dilutive effect of which is calculated using the treasury stock method, and Preferred Stock, the potential dilutive effect of which is calculated using the if-converted method. The calculation of basic and diluted EPS for 2003 and 2002 is presented below:

	For the Years Ended
	December 31,

(In thousands, except per share data)	2003	2002

Basic EPS — If-Converted Method
(Loss) income available to common shareholders	$(108,350)	$42,475
Preferred Stock dividend	58,397	24,702

Net (loss) income	$(49,953)	$67,177

Weighted average common shares outstanding	30,683	29,643
Weighted average common shares assuming conversion of Preferred Stock	8,761	281	(1)

Weighted average common equivalent shares assuming conversion of Preferred Stock	39,444	29,924

Basic (loss) earnings per share — if-converted method	$(1.27)	$2.24

Basic EPS — Two-Class Method
(Loss) income available to common shareholders	$(108,350)	$42,475
Amount allocable to common shares(2)	100%	99%

Rights to undistributed (loss) income	(108,350)	42,050
Weighted average common shares outstanding	30,683	29,643

Basic (loss) earnings per share — two-class method(3)	$(3.53)	$1.42

Diluted EPS
(Loss) income available to common shareholders	$(108,350)	$42,475

Weighted average common shares outstanding	30,683	29,643
Dilutive effect of stock options(4)	—	655
Dilutive effect of Preferred Stock assuming Conversion(4)	—	—

Weighted average diluted shares outstanding	30,683	30,298

Diluted (loss) earnings per share	$(3.53)	$1.40

(1)	At December 31, 2002, the Preferred Stock was convertible into 2,933,888 shares of common stock. However, since $70 million of the Preferred Stock was issued in November 2002, the number of common share equivalents included in the EPS calculation has been weighted for the actual time the Preferred Stock was outstanding during the year.

(2)	29,643/(29,643 + 281) for the year ended December 31, 2002.

(3)	Basic EPS calculated under the two-class method was a loss of $2.75 for the year ended December 31, 2003. However, where there is a net loss in a period, the application of the two-class method is anti-dilutive. Accordingly, reported basic EPS are calculated as loss available to common shareholders divided by the weighted average basic shares outstanding.

(4)	934 stock options in 2003 and the assumed conversion of the Preferred Stock in 2003 and 2002 into 9,023 and 2,939 shares of our common stock were anti-dilutive and therefore are not included in the calculation of diluted EPS.
Adjusted and Pro Forma Amounts and Other Non-GAAP Measures
      As a result of the SPA Acquisition, our 2003 results prepared in accordance with GAAP are not comparable to our 2002 reported GAAP results. Under our deferral and amortization revenue recognition method, certain directories published in 2002 would have been recognized as revenue in 2003. However, purchase accounting considerations precluded us from recognizing directory revenue and certain expenses associated with directories that published prior to the acquisition, including all January 2003 published directories. Accordingly, our reported 2003 GAAP results are not indicative of our underlying operations and financial performance. Accordingly, management is presenting adjusted results for 2003 that, among other things, eliminate the purchase accounting impact on revenue and certain expenses and adjusted pro forma information for 2002 that assumes the acquisition and related financing occurred on January 1, 2002. Management believes that the presentation of this adjusted and adjusted pro forma information will help readers better and more easily compare current period underlying operating results against what the combined company performance would likely have been in the comparable prior period. All of the following adjusted and pro forma amounts are non-GAAP measures, which are reconciled to the most comparable GAAP measures below.

	For the Year Ended
	December 31, 2003

	GAAP
(amounts in millions)	Reported	Adjustments		Adjusted

Net revenue	$256.4	$315.9	(1)	$572.3
Expenses, other than depreciation and amortization	212.2	63.3	(2)	275.5
Depreciation and amortization	65.8	—		65.8
Partnership income	114.1	—		114.1

Operating income	$92.5	$252.6		$345.1

	For the Year Ended
	December 31, 2002

	GAAP			Adjusted
(amounts in millions)	Reported	Adjustments		Pro Forma

Net revenue	$75.4	$495.9	(3)	$571.3
Expenses, other than depreciation and amortization	60.0	221.3	(4)	281.3
Depreciation and amortization	6.3	58.5	(5)	64.8
Partnership income	136.9	(19.8	)(6)	117.1

Operating income	$146.0	$196.3		$342.3

(1)	Represents revenue for directories that published prior to the SPA Acquisition, including all January 2003 published directories, that would have been recognized during the period had it not been for purchase accounting adjustments required under GAAP.

(2)	Represents expenses for directories that published prior to the SPA Acquisition, including all January 2003 published directories, that would have been recognized during the period had it not been for purchase accounting adjustments required under GAAP, and the effect of differences in the application of accounting policies between legacy SPA and Donnelley.

(3)	Represents revenue recognized by SPA in 2002 ($545.7 million) less our commission revenue and pre-press publishing revenue from SPA included in our reported GAAP amounts ($49.8 million), which would have been eliminated as intercompany revenues had the SPA Acquisition occurred on January 1, 2002.

(4)	Represents expenses recognized by SPA in 2002 ($253.3 million) less commission and pre-press publishing expenses for services provided by us ($44.7 million), which would have been eliminated as intercompany expenses had the SPA Acquisition occurred on January 1, 2002, plus the additional expense ($8.3 million) related to a required purchase accounting adjustment recorded to increase acquired deferred directory costs to fair value. The adjusted pro forma amounts also exclude a $6.4 million restructuring reserve reversal and an investment impairment charge of $2.0 million.

(5)	Represents depreciation and amortization expense recognized by SPA in 2002 ($8.5 million) plus amortization expense for intangible assets acquired in the SPA Acquisition assuming it occurred on January 1, 2002 ($50.0 million).

(6)	Represents income from CenDon recognized by Donnelley and included in reported GAAP amounts, which would have been eliminated as intercompany income had the SPA Acquisition occurred on January 1, 2002.

2003 Adjusted Revenue and Expenses Compared to 2002 Adjusted Pro Forma Revenue and Expenses
      The components of 2003 adjusted revenue and 2002 adjusted pro forma revenue are as follows:

	For the Years Ended December 31,

(amounts in millions)	2003	2002	$ Change	% Change

Gross directory advertising revenue	$552.7	$547.6	$5.1	0.9%
Sales claims and allowances	(6.0)	(6.9)	0.9	13.0

Net directory advertising revenue	546.7	540.7	6.0	1.1
Pre-press publishing fees	20.6	24.1	(3.5)	(14.5)
Other revenue	5.0	6.5	(1.5)	(23.1)

Net revenue	$572.3	$571.3	$1.0	0.2%

      Total adjusted net revenue in 2003 was $572.3 million, an increase of $1.0 million or 0.2% from adjusted pro forma net revenue of $571.3 million in 2002. Under the deferral and amortization method of revenue recognition, revenue from directory advertising sales is initially deferred when a directory is published and recognized ratably over the life of the directory, which is typically 12 months. The increase in adjusted gross directory advertising revenue is a result of higher advertiser renewal rates and solid performance in two of our major markets, Nevada and southwest Florida, offset by weaker performance in military markets due to the Iraqi conflict and generally weak regional economic conditions during much of the year. In addition, due to the deferral and amortization method, sales growth in published directories are amortized to revenue over the life of the directory, which delays recognition of publication sales as recorded revenue. The reduction in sales claims and allowances is a result of improved processes between the sales organization and pre-press services. The decrease in pre-press publishing fees of $3.5 million is a result of the expiration of a third party pre-press publishing contract for whom we ceased providing services in the first quarter 2003.
      Adjusted operating and G&A expenses in 2003 were $275.5 million, down $5.8 million or 2.1% from pro forma operating and G&A expenses of $281.3 million in 2002. Similar to the deferral and amortization method of revenue recognition, certain costs directly related to the selling and production of our directories are initially deferred when incurred and recognized ratably over the life a directory. The decrease in adjusted expenses in 2003 is primarily due to lower bad debt expense of $13.7 million resulting from better than expected collections due to certain process improvements; synergy savings from the combination of the SPA operations with Donnelley’s in 2003 of $10.2 million; and lower print, paper and distribution costs of

$9.3 million due to lower paper prices, printing expenses and vendor costs. These decreases were offset by $8.5 million in increased corporate costs, due to higher insurance premiums, compensation and governance costs related to the larger organization; $7.6 million of costs to achieve synergies from the consolidation of our publishing and technology operations, sales offices and administrative functions; $7.3 million related to the headquarters relocation and $4.3 million due to increased advertising in order to bring advertising levels for the Sprint-branded directories back to historical levels before 2002.
      Adjusted partnership income in 2003 was $114.1 million, a decrease of $3.0 million or 2.6% from adjusted pro forma partnership income in 2002 of $117.1 million. The decrease in partnership income reflects the decrease in income from DonTech previously discussed.
      Adjusted operating income in 2003 was $345.1 million, an increase of $2.8 million or 0.8% from adjusted pro forma operating income in 2002 of $342.3 million.
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
      Publication sales in 2003 for the Donnelley segment were $548.2 million, up $6.5 million or 1.2% from pro forma publication sales for the Donnelley segment of $541.7 million in 2002. The increase in publication sales resulted from higher advertiser renewal rates and solid performance in two of our major markets, Nevada and southwest Florida. These results were partially offset by regional economic weakness, and weaker performance in several military markets due to troop deployment in connection with the Iraqi conflict. Publication sales are a non-GAAP measure for which the most comparable GAAP measure related to the Donnelley segment is net revenue. A reconciliation of publication sales to net revenue reported in accordance with GAAP is presented below:

	For the Years Ended
	December 31,

(amounts in millions)	2003	2002

Publication sales — Donnelley segment	$548.2	$541.7
Less publication sales for January 2003 directories not recognized as revenue due to purchase accounting	(102.4)
Less current period publication sales deferred and not recognized as revenue in current period	(215.0)

Less publication sales for those SPA directories not sold by Donnelley		(357.0)

	For the Years Ended
	December 31,

(amounts in millions)	2003	2002

Publication sales reported by Donnelley in 2002		184.7
Less sales contracts executed in prior periods and reported as calendar sales in prior periods		(70.0)
Plus contracts executed during the period to be reported as publication sales in future periods		72.1

Calendar sales in 2002		$186.8

Net directory advertising revenue on above advertising sales	230.8
Plus net commission revenue on 2002 calendar sales		42.7
Plus pre-press publishing revenue	20.6	31.1
Plus other revenue	5.0	1.6

Net Revenue — GAAP	$256.4	$75.4

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
      Income from DonTech consisted of the following:

	For the Years Ended
	December 31,

(amounts in millions)	2003	2002

50% share of DonTech net profits	$17.4	$18.5
Revenue participation income	96.7	98.6

Total DonTech income	$114.1	$117.1

      DonTech partnership income in 2003 of $114.1 million decreased $3.0 million or 2.6% from $117.1 million in 2002, mainly due to lower calendar sales. DonTech calendar sales in 2003 were $394.9 million, 2.0% lower than calendar sales in 2002 of $402.9 million, as a result of a continued weak economy in the Midwest during 2003 and competition in the local media market. Our share of DonTech’s net income decreased $1.1 million from $18.5 million to $17.4 million. In addition, revenue participation income received from SBC decreased $1.9 million or 2.0% to $96.7 million in 2003 from $98.6 million in 2002. Each of these decreases is a direct result of the reduction in DonTech’s calendar sales from which our share of DonTech’s net income and revenue participation is derived.
     Publication Sales
      Management also utilizes publication sales to evaluate the sales performance of DonTech because management believes that this measure provides a better indication of underlying sales trends, economic conditions and business confidence in the DonTech markets than a comparison of partnership income from DonTech. Publication sales at DonTech represent the annual billing value of the SBC directories published during the period for which DonTech sells advertising. Publication sales in 2003 were $402.4 million, down $15.8 million or 3.8% from 2002 publication sales of $418.2 million. This decrease is a result of a continued weak economy in the Midwest, stagnant job growth and competition in the local media market.
      Calendar sales and publication sales are non-GAAP measures for which the most comparable GAAP measures related to DonTech is partnership income. A reconciliation of publication sales and calendar sales to partnership income is provided below.

	For the Years Ended
	December 31,

(amounts in millions)	2003	2002

DonTech publication sales	$402.4	$418.2
Less the value of contracts executed and reported as calendar sales in prior periods	(142.2)	(157.5)
Plus the value of contracts executed during the period to be reported as publication sales in future periods	134.7	142.2

DonTech calendar sales	$394.9	$402.9

Commission revenue from above calendar sales	$99.7	$101.8
Partnership net expenses	(65.0)	(64.8)

Partnership profit	$34.7	$37.0

Donnelley’s 50% share of partnership profits	$17.4	$18.5
Revenue participation income on above calendar sales	96.7	98.6

Total income from DonTech	114.1	117.1
Priority distribution income from CenDon	—	19.8

Partnership income — GAAP	$114.1	$136.9

LIQUIDITY AND CAPITAL RESOURCES
       Our Senior Secured Credit Facility, as amended and restated on September 1, 2004 in connection with the SBC Directory Acquisition, consisted of a $700 million Term Loan A-2, a $1,650 million Term Loan B-2 and a $175 million Revolving Credit Facility (“Revolver”) for an aggregate facility of $2,525 million (collectively, the “Credit Facility”). The Credit Facility provides for a new Term Loan C for potential borrowings up to $400 million, such proceeds, if borrowed, to be used to fund acquisitions, for retirement of Notes, and for redemption of, and payment of dividends on, the Preferred Stock, subject to certain limitations. Substantially all of our assets, including the capital stock of our subsidiaries, are pledged to collateralize our obligations under the Credit Facility and the Senior Notes.
      In connection with the SBC Directory Acquisition, we borrowed an additional $1,332 million by increasing our existing Term Loan A-2 to $700 million from $100 million and increasing our existing Term Loan B-2 to $1,650 million from $918 million. Our Revolver was increased to $175 million from $125 million. Proceeds from the Credit Facility were used to acquire the SBC Directory Business and pay related fees and expenses. No borrowing was made under the Revolver to fund the SBC Directory Acquisition.
      The sources and uses of funds in connection with the SBC Directory Acquisition are summarized as follows:

(amounts in millions)
Sources:
Proceeds from the Credit Facility	$1,332.3
Available cash	94.7

Total sources	$1,427.0

Uses:
Purchase price	$1,406.1
Net direct acquisition costs	7.5

1,413.6
Financing costs	13.4

Total uses	$1,427.0

      On December 6, 2004, we amended our Credit Facility to accomplish the following objectives:

•	obtain more favorable pricing on our variable rate debt;

•	adjust non-financial covenants to make them less restrictive for corporate operating flexibility; and

•	obtain consent to carve out designated additional debt from required mandatory prepayments.
      This amendment to our Credit Facility created a new Term Loan A-3 and a new Term Loan D, both replacing the Term Loan B-2. Term Loans A-2, A-3 and D require quarterly principal payments. As of December 31, 2004, the outstanding balances of Term Loans A-2, A-3 and D were $526 million, $194 million and $1,441 million, respectively, and $41 million was outstanding under the Revolver. The Revolver, Term Loan A-2 and Term Loan A-3 mature in December 2009, and Term Loan D matures in June 2011. Both the September 1, 2004 and December 6, 2004 amendments to the Credit Facility were accounted for as modifications of the underlying debt instruments. The weighted average interest rate of outstanding debt under the Credit Facility was 4.32% at December 31, 2004 and was 3.91% under the former term facilities at December 31, 2003. The increase in the weighted average interest rate primarily reflects the increase in the LIBOR rate during 2004, partially offset by lower pricing on our variable rate debt.
      Our Credit Facility bears interest, at our option, at either:

•	The higher of (i) a base rate as determined by the Administrative Agent, Deutsche Bank Trust Company Americas, plus a 1.00% margin on the Revolver and Term Loan A-2 and a 0.75% margin on Term Loan A-3 and Term Loan D; and (ii) the Federal Funds Effective Rate (as defined) plus 0.5%, plus a

1.00% margin on the Revolver and Term Loan A-2 and a 0.75% margin on Term Loan A-3 and Term Loan D; or

•	LIBOR rate plus a 2.00% margin on the Revolver and Term Loan A-2 and a 1.75% margin on Term Loan A-3 and Term Loan D. We may elect interest periods of 1, 2, 3, 6, 9 or 12 months for LIBOR borrowings.

      The effective interest rate on the Credit Facility, including the interest rate swaps, during the twelve months ended December 31, 2004 was 4.48%.
      We have also outstanding $325 million of Senior Notes and $600 million of Senior Subordinated Notes issued in connection with the SPA Acquisition. Interest is paid on these notes semi-annually on June 15 and December 15. The Senior Notes became secured in conjunction with the amendment and restatement of the Credit Facility in connection with the SBC Directory Acquisition.
      In connection with the SPA Acquisition, we also issued 200,604 shares of our Preferred Stock to the GS Funds for gross proceeds of $200 million, which were used to finance the acquisition. These shares are convertible at any time at a price of $24.05 and earn a cumulative dividend of 8% compounded quarterly. Only with the consent of a majority of the holders of the Preferred Stock may we pay any dividends in cash prior to October 1, 2005. Subsequent to October 1, 2005, dividends on the Preferred Stock may be paid in cash, subject to any limitations under the Credit Facility, or allowed to accrete, at our option. The Credit Facility may significantly limit our ability to pay the dividends on the Preferred Stock in cash. In connection with the issuance of the Preferred Stock, we issued warrants to purchase 1.65 million shares of our common stock with exercise prices of $26.82 and $28.62, which may be exercised at any time before they expire on January 3, 2008. We intend to issue treasury stock to satisfy any conversion of the Preferred Sock and exercise of warrants.
      We may redeem the Preferred Stock in cash at any time on or after January 3, 2006 if the market price (as defined) of our common stock exceeds 200% of the conversion price for 30 of 45 consecutive trading days. The Preferred Stock is redeemable in cash by us at any time on or after January 3, 2013. The Preferred Stock is redeemable in cash at the option of the GS Funds in the event of a Change in Control (as defined). At December 31, 2004, the liquidation value of the Preferred Stock was approximately $235 million and such Preferred Stock was convertible into approximately 9.8 million shares of our common stock. Except in the case of a Change in Control (as defined), the redemption price of the Preferred Stock at any time is the greater of the liquidation value of the Preferred Stock or the market value of the Preferred Stock on an as converted basis at that time.
      On January 14, 2005, we repurchased approximately 50% of our outstanding Preferred Stock from the GS Funds for $277.2 million. In order to fund this repurchase, on January 14, 2005, we issued $300 million of the Holdco Notes in a private transaction exempt from the registration requirements of the Securities Act of 1933. The Holdco Notes bear interest of 6.875% per annum and will be payable semi-annually in arrears on January 15 and July 15 of each year, commencing July 15, 2005. The Holdco Notes are unsecured senior obligations of the Company and mature on January 15, 2013. We entered into a registration rights agreement, whereby we agreed, among other things to (1) file an exchange offer registration statement with the SEC with respect to the Holdco Notes within 120 days after January 14, 2005, (ii) use reasonable efforts to have such exchange offer registration statement declared effective by the SEC within 180 days after January 14, 2005 and (iii) subject to certain limitations, consummate the exchange offer to which the exchange offer registration statement relates within 210 days after January 14, 2005. The remaining Preferred Stock that was not repurchased was convertible into approximately 5.0 million shares of our common stock as of March 4, 2005.
      The Credit Facility and the indentures governing the Notes and the agreements relating to the Preferred Stock contain usual and customary negative covenants that, among other things, place limitations on our ability to (i) incur additional indebtedness, including capital leases and liens; (ii) pay dividends and repurchase our capital stock; (iii) enter into mergers, consolidations, acquisitions, asset dispositions and sale-leaseback transactions; (iv) make capital expenditures; (v) issue capital stock of our subsidiaries; and (vi) engage in transactions with our affiliates. The Credit Facility also contains financial covenants relating to maximum consolidated leverage, minimum interest coverage and maximum senior secured leverage as defined therein.
      As a result of the SBC Directory Acquisition, the SPA Acquisition and the repurchase of the Preferred Stock, we have a significant amount of debt, requiring significant debt service. Aggregate outstanding debt as of December 31, 2004 was $3,127.3 million and, following the issuance in January 2005 of $300 million of the Holdco Notes in connection with the repurchase of the Preferred Stock, our aggregate outstanding debt as of January 31, 2005 was $3,385.8 million. During the twelve months ended December 31, 2004, we made scheduled principal payments of $67.1 million and prepaid an additional $250.0 million in principal under our Credit Facility. These principal payments were offset by a $41.2 million increase in revolver borrowings under our Credit Facility. During 2004, we also redeemed the remaining $21.2 million amount of pre-acquisition 9.125% subordinated notes. For the year ended December 31, 2004, we made aggregate cash interest payments of $160.7 million.
      At December 31, 2004, we had $10.8 million of cash and cash equivalents before checks not yet presented for payment of $5.8 million, and available borrowings under the Revolver of $133.8 million. During 2004, we periodically utilized the Revolver as a financing resource to balance the timing of our periodic and accelerated payments made under the Credit Facility and interest payments on the Senior Notes and Senior Subordinated Notes with the timing of cash receipts from operations. Our present intention is to repay borrowings on the Revolver in a timely manner and keep any outstanding amounts to a minimum.
      Our primary source of liquidity will continue to be cash flows from operations as well as available borrowing capacity under the Revolver. We expect our primary liquidity requirement will be to fund operations and for principal and interest payments on our debt. Our ability to meet our debt service requirements will depend on our ability to generate cash flow in the future. Our primary sources of cash flow will consist mainly of cash receipts from the sale of advertising in our yellow pages directories and can be impacted by, among other factors, general economic conditions, competition from other yellow pages directory publishers and other alternative products, consumer confidence and the level of demand for yellow pages advertising. We believe that cash flows from operations, along with borrowing capacity under the Revolver, will be adequate to fund our operations and capital expenditures and to meet our debt service requirements for at least the next 12 to 24 months. However, we make no assurances that our business will generate sufficient cash flow from operations or that sufficient borrowing will be available under the Revolver or Term Loan C to enable us to fund our operations, capital expenditures and meet all debt service requirements, pursue all of our strategic initiatives, or for other purposes.
      Cash flow provided by operating activities was $406.3 million for the year ended December 31, 2004. Key contributors to operating cash flow in 2004 include the following:

•	$70.3 million in net income.

•	$169.9 million of net non-cash charges primarily consisting of $66.6 million of depreciation and amortization, $14.9 million in bad debt provision, $16.9 million in other non-cash charges and $71.5 million in deferred taxes.

•	$113.1 million net source of cash from a $164.9 million increase in deferred directory revenue offset by an increase in accounts receivable of $51.8 million. We analyze the change in deferred revenue and accounts receivable together because when a directory is published, the annual billing value of that directory is initially deferred and unbilled accounts receivable are established. Each month thereafter, typically one-twelfth of the billing value is recognized as revenue and billed to customers. In connection with the SBC Directory Acquisition, while we did not record the unrecognized revenue for directories published prior to the acquisition and during September 2004 due to purchase accounting, we did acquire the associated unbilled receivables and the rights to bill and collect these receivables, which totaled approximately $207.3 million.

•	$49.9 million net use of cash from an increase in other assets reflecting an $83.4 million increase in deferred directory costs, offset by a decrease of $33.5 million in other current and non-current assets. Deferred directory costs represent cash payments for certain costs associated with the publication of directories. Since deferred directory costs are initially deferred when incurred, the cash payments are made prior to the expense being recognized.

•	$32.4 million net source of cash from an increase in accounts payable and accrued liabilities, reflecting a $2.3 million increase in accrued interest payable on outstanding debt and a decrease of $20.6 million for federal income tax refunds received. Additionally, accounts payable and accrued liabilities includes a $4.2 million advance from SBC under the transition services agreement relating to the accounts receivable billing and collection services, offset by the timing of invoices received as compared to invoices paid during the year ended December 31, 2004.

•	$73.2 million net source of cash from an increase in other non-current liabilities reflecting a $58.9 million tax refund that pertained to the Company’s election to carryback a federal net operating loss in connection with the SPA Acquisition.

      Cash flow from operations reflects the normal operations of the business and excludes the impact of the incremental assets and liabilities acquired as a result of the SBC Directory Acquisition on September 1, 2004, which impact is reflected in cash flow from investing activities.
      Cash used in investing activities for the year ended December 31, 2004 was $1,431.6 million and includes the following:

•	$1,413.6 million in cash payments in connection with the SBC Directory Acquisition.

•	$18.0 million used to purchase fixed assets, primarily computer equipment, software and leasehold improvements.
      Cash provided by financing activities for the year ended December 31, 2004 was $1,028.3 million and includes the following:

•	$1,318.9 million in net borrowings under the Credit Facility consisting of $600.5 million and $731.8 million in borrowings under Terms Loans A-2 and B-2, respectively, net of transaction costs of $13.4 million. The funds received under the Credit Facility were used to finance the SBC Directory Acquisition.

•	$421.4 million in principal payments on debt borrowed under the Credit Facility. Of this amount, $67.1 million represents scheduled principal payments, $250.0 million represents principal payments made on an accelerated basis, at our option, from excess cash flow generated from operations, and $104.3 million represents principal payments on the Revolver.

•	$21.2 million in principal payments to redeem the remaining 9.125% Senior Subordinated Notes due 2008.

•	$145.5 million in borrowings under the Revolver.

•	$0.9 million in the decreased value of checks not yet presented for payment.

•	$7.4 million in proceeds from the exercise of employee stock options.
      Cash provided by operating activities in 2003 was $248.6 million. Key contributors to cash flows from operating activities in 2003 include the following:

•	$293.9 million source of cash resulting from a decrease in accounts receivable and an increase in deferred directory revenue. We analyze the change in deferred revenue and accounts receivable together because when a directory is published, the annual billing value of that directory is initially deferred and unbilled accounts receivable are established. Each month thereafter, one-twelfth of the billing value is recognized as revenue and billed to customers. In connection with the SPA Acquisition, while we did not record the unrecognized revenue for directories published prior to the acquisition and during January 2003 due to purchase accounting, we did acquire the associated unbilled receivables and the rights to bill and collect these receivables, which totaled approximately $250 million. Other components adding to cash provided by operating activities include lower bad debts and sales claims, as well as improvements in the collection of past due balances.

•	$10.2 million source of cash due to cash received from partnerships in excess of recorded partnership income. Partnership income and related cash received in 2003 consisted of our 50% interest in DonTech’s net income and the revenue participation income from SBC. We received cash from DonTech and SBC subsequent to the time we record the associated partnership income; therefore, in periods of declining DonTech partnership income, cash received related to prior periods will exceed the income recognized from the current period.

      Partially offsetting these sources of cash was the following use of cash:

•	$32.0 million increase in other assets, primarily comprised of deferred directory costs. Deferred directory costs represent cash payments for certain costs associated with the publication of directories. Since deferred directory costs are initially deferred when incurred, the cash payments are made prior to the expense being recognized.
      Cash used in investing activities in 2003 was $377.9 million and consists of the following:

•	$2,259.6 million in cash payments to acquire SPA and pay transaction costs.

•	$1,894.3 million decrease in restricted cash that was recorded at December 31, 2002. This amount is comprised of funds that we received in the last quarter of 2002 that were placed in escrow pending the SPA Acquisition. Of this amount, $900 million was raised from Term Loan B under the Credit Facility, $925 million was raised from the Notes and $69.3 million in net proceeds was raised from the issuance of our Preferred Stock to the GS Funds.

•	$12.6 million was used to purchase fixed assets, primarily computer equipment and computer software.
      Cash provided by financing activities in 2003 was $129.3 million and includes the following:

•	$461.3 million in net borrowings under the $500 million Term Loan A under the Credit Facility on January 3, 2003. The other funds raised under the Credit Facility to finance the SPA Acquisition and re-finance existing debt were received in December 2002 and held in escrow until January 3, 2003.

•	$125.7 million in net proceeds from the issuance of our Preferred Stock with a stated value of $130 million and related warrants to the GS Funds on January 3, 2003. The GS Funds invested a total stated amount of $200 million in connection with the SPA Acquisition. The initial investment of $70 million was made in November 2002.

•	$243.0 million in principal payments on pre-acquisition debt. Proceeds from our Credit Facility, Notes and Preferred Stock were used in January 2003 to repay $114.2 million in variable rate bank debt and redeem $128.8 of 9.125% Senior Subordinated Notes pursuant to a tender offer.

•	$312.4 million in principal payments on debt borrowed under the Credit Facility. Of this amount, $49.4 million represents scheduled principal payments and $193.5 million represents principal payments made on an accelerated basis, at our option, from excess cash flow generated from operations.

•	$69.6 million in borrowings under the Revolver.

•	$21.4 million in proceeds from the exercise of employee stock options.
      The Contractual Obligations table presented below sets forth our annual commitments as of December 31, 2004 for principal payments on our debt, as well as other cash obligations for the next five years and thereafter, plus the $300 million of Holdco Notes we issued in January 2005. The debt repayments as presented in this table include only the scheduled principal payments under our current debt agreements and do not include any anticipated prepayments or interest charges.

	Payment Due By Period
(amounts in millions)
		Less than	1-3	4-5	After 5
Contractual Obligations	Total	1 Year	Years	Years	Years

Long-Term Debt(1)	$3,427.3	$162.0	$272.0	$399.6	$2,593.7
Operating Leases(2)	49.6	7.0	14.8	13.1	14.7
Unconditional Purchase Obligations(3)	61.9	28.7	26.0	7.2	—
Other Long-Term Liabilities(4)	82.8	6.9	13.0	14.5	48.4
Transition Services(5)	4.1	4.1	—	—	—

Total Contractual Obligations	$3,625.7	$208.7	$325.8	$434.4	$2,656.8

(1)	Included in long-term debt are amounts owed under our Credit Facility and the Notes. The weighted average interest rate under the Credit Facility was 4.32% at December 31, 2004. The Senior Notes and Senior Subordinated Notes bear interest at 8.875% and 10.875%, respectively and the Holdco Notes bear interest at 6.875%.

(2)	We enter into operating leases in the normal course of business. Substantially all lease agreements have fixed payment terms based on the passage of time. Some lease agreements provide us with renewal or early termination options. Our future operating lease obligations would change if we exercised these renewal or early termination options and if we entered into additional operating lease agreements. The amounts in the table assume we do not exercise any such renewal or early termination options.

(3)	We have unconditional purchase obligations with four vendors regarding the purchase of paper that expire at various times from December 31, 2005 through December 31, 2006. Our purchase obligations are based on annual minimum quantities at pre-established pricing. Amounts in the table above reflect such pricing and minimum quantities under this contract. Should the market price of the paper drop below the pre-established pricing, our vendor is obligated to negotiate with us a lower paper price. Any quantities used above the contractual minimums would increase our payment obligations. We have no contractual obligations beyond 2006. In connection with the SBC Directory Acquisition, we entered into a SMARTpages reseller agreement whereby we are obligated to pay to SBC $15.4 million over the 5-year term of the agreement.

(4)	We have a defined benefit plan covering substantially all employees. Our funding policy is to contribute an amount at least equal to the minimum legal funding requirement. No contributions were required in the three-year period ended December 31, 2004. Based on past performance and the uncertainty of the dollar amounts to be paid, if any, we have excluded such amounts from the above table. We have an unfunded postretirement plan that provides certain healthcare and life insurance benefits to those full-time employees who reach retirement age while working for the Company. Those expected future benefit payments, including administrative expenses, net of employee contributions, are included in the table above. Additionally, we expect to make contributions of approximately $1.0 million to our retirement and post-retirement benefit plans in 2005.

(5)	In connection with the SBC Directory Acquisition, we entered into a transition services agreement with SBC, whereby SBC would provide certain ongoing operational services, such as billing and collection services, on our behalf relating to the directory operations we acquired through the third quarter of 2005.
ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
Interest Rate Risk and Risk Management
      The Credit Facility bears interest at variable rates, and accordingly, our earnings and cash flow are affected by changes in interest rates. The Credit Facility requires that we maintain hedge agreements to provide either a fixed interest rate or interest rate protection on at least 50% of our total outstanding debt. The Company has entered into the following interest rate swaps that effectively convert variable rate debt to fixed rate debt as of December 31, 2004. Under the terms of the agreements, the Company receives variable interest based on the three-month LIBOR and pays a fixed rate of interest.

Effective Dates	Notional Amounts		Pay Rates	Maturity Dates

(amounts in millions)
April 1, 2003	$255	(1)	2.850%	March 31, 2007
October 9, 2003	$150		1.959%	October 9, 2005
June 21, 2004	$50		3.230%	June 21, 2006
June 23, 2004	$50		3.170%	June 23, 2006
June 28, 2004	$50		3.110%	June 28, 2006
July 2, 2004	$50		3.200%	July 3, 2006
September 7, 2004	$200	(2)	3.490% - 3.750%	September 8, 2008-September 7, 2009
September 15, 2004	$250	(3)	3.200% - 3.910%	September 15, 2007-September 15, 2009
September 17, 2004	$150	(1)	3.210% - 3.740%	September 17, 2007-September 17, 2009
September 23, 2004	$150	(1)	3.160% - 3.438%	September 24, 2007-September 24, 2008

Total	$1,355

(1)	consists of three swaps

(2)	consists of two swaps

(3)	consists of four swaps
      Based on the initial terms of the swap agreements, the annual cost of these swap arrangements will be approximately $21.0 million. The actual cost of the swaps will depend on the variable rate payments received. Assuming a 0.125% increase in the interest rate associated with the borrowings under the Credit Facility (after giving effect to the interest rate swaps), interest expense would increase $1.1 million on an annual basis. After the effect of the interest rate swap agreements discussed above, total fixed rate debt comprised approximately 73% of our total debt portfolio as of December 31, 2004.
      The outstanding interest rate swaps expose us to credit risk in the event that the counterparties to the agreements do not or cannot meet their obligations. The notional amount is used to measure interest to be paid or received and does not represent the amount of exposure to credit loss. The loss would be limited to the amount that would have been received, if any, over the remaining life of the swap agreements. The counterparties to the swaps are major financial institutions, and we expect the counterparties to be able to perform their obligations under the swaps. We use derivative financial instruments for hedging purposes only and not for trading or speculative purposes. A discussion of our accounting policies and further disclosure relating to these financial instruments is included in Note 2 to our audited consolidated financial statements for the year ended December 31, 2004, which are included in Item 8 in this annual report.
Market Risk Sensitive Instruments
      The interest rate swap agreements have been designated as cash flow hedges. In accordance with the provisions of SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS 137 and SFAS 138, the swaps are recorded at fair value. On a quarterly basis, the fair value of the swaps will be determined based on quoted market prices and, assuming effectiveness, the difference between the fair value and the book value of the swaps will be recognized in other comprehensive income, a component of shareholders’ equity. Any ineffectiveness of the swaps is required to be recognized in earnings. The swaps and the hedged item (three-month LIBOR-based interest payments on $1,355 million of bank debt) have been designed so that the critical terms (interest reset dates, duration and index) coincide. Assuming the critical terms continue to coincide, the cash flows from the swaps will exactly offset the cash flows of the hedged item and no ineffectiveness will exist.

Management’s Annual Report on Internal Control Over Financial Reporting
      The management of R.H. Donnelley is responsible for establishing and maintaining adequate internal control over the Company’s financial reporting within the meaning of Rule 13a-15(f) promulgated under the Securities Exchange Act of 1934. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements in the financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with policies and procedures may deteriorate.
      Management has excluded from its assessment of the Company’s internal control over financial reporting as of December 31, 2004 certain elements of the internal control over financial reporting of the directory publishing business of SBC Communications, Inc. in Illinois and Northwest Indiana that the Company acquired in September 2004 because this acquisition represented a material purchase business combination. Subsequent to the acquisition, certain elements of the acquired businesses’ internal control over financial reporting and related functions, processes and systems were integrated into the Company’s existing internal control over financial reporting and related functions, processes and systems. Those elements of the acquired businesses’ internal control over financial reporting that were not integrated into the Company’s existing internal control over financial reporting have been excluded from management’s assessment of the effectiveness of internal control over financial reporting as of December 31, 2004.
      The excluded elements represent controls over accounts of approximately 6% of the consolidated assets, 4% of the consolidated liabilities, 5% of the consolidated revenues and 15% of the consolidated operating expenses. See “Adjusted and Pro Forma Amounts and Other Non-GAAP Measures” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under Item 7 of this Annual Report for disclosure of full year adjusted pro forma revenue of the acquired business and the Company on a consolidated basis.
      Management assessed the effectiveness of R.H. Donnelley’s internal controls over its financial reporting as of December 31, 2004. In undertaking this assessment, management used the criteria established by the Committee of the Sponsoring Organizations (COSO) of the Treadway Commission contained in the Internal Control — Integrated Framework.
      Based on its assessment, management has concluded that as of December 31, 2004, the Company’s internal control over financial reporting is effective based on the COSO criteria. Management’s assessment of the effectiveness of internal control over financial reporting as of December 31, 2004 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report that appears on page F-3.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

(1)	The audited financial statements of these subsidiaries have been included in our Annual Report on Form 10-K pursuant to Rule 3-16 of Regulation S-X because our Senior Notes became secured by the capital stock or equity interests of such subsidiaries in connection with the SBC Directory Acquisition.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of
R.H. Donnelley Corporation:
      We have completed an integrated audit of R.H. Donnelley Corporation’s 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2004 and audits of its 2003 and 2002 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.
Consolidated financial statements
      In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, shareholders’ equity (deficit) and cash flows present fairly, in all material respects, the financial position of R.H. Donnelley Corporation and its subsidiaries at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
Internal control over financial reporting
      Also, in our opinion, management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that the Company maintained effective internal control over financial reporting as of December 31, 2004 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control — Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.
      A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
      As described in Management’s Report on Internal Control Over Financial Reporting, management has excluded certain elements of the internal control over financial reporting of the directory publishing business that the Company acquired from SBC Communications, Inc. from its assessment of the Company’s internal control over financial reporting as of December 31, 2004 because the directory publishing business was acquired by the Company in a purchase business combination during 2004. Subsequent to the acquisition, certain elements of the acquired directory publishing businesses’ internal control over financial reporting and related processes were integrated into the Company’s existing systems and internal control over financial reporting. Those controls that were not integrated have been excluded from management’s assessment of the effectiveness of internal control over financial reporting as of December 31, 2004. We have also excluded these elements of the internal control over financial reporting of the acquired directory publishing business from our audit of the Company’s internal control over financial reporting. The excluded elements represent controls over accounts of approximately 6% of consolidated assets, 4% of consolidated liabilities, 5% of the consolidated revenues and 15% of the consolidated operating expenses.
/s/ PricewaterhouseCoopers LLP
Raleigh, North Carolina
March 16, 2005

R.H. DONNELLEY CORPORATION
CONSOLIDATED BALANCE SHEETS

	December 31,

(in thousands, except share and per share data)	2004	2003

Assets
Current Assets
Cash and cash equivalents	$10,755	$7,722
Accounts receivable
Billed	112,107	49,203
Unbilled	376,419	173,734
Allowance for doubtful accounts and sales claims	(33,093)	(11,956)

Net accounts receivable	455,433	210,981
Deferred directory costs	116,517	33,035
Other current assets	40,604	32,853

Total current assets	623,309	284,591
Fixed assets and computer software, net	37,686	20,624
Partnership investment	—	175,729
Other non-current assets	102,628	95,583
Intangible assets, net	2,905,330	1,865,167
Goodwill	309,969	97,040

Total Assets	$3,978,922	$2,538,734

Liabilities, Redeemable Convertible Preferred Stock and Shareholders’ Equity (Deficit)
Current Liabilities
Accounts payable and accrued liabilities	$80,362	$33,502
Deferred directory revenue	381,424	216,525
Current portion of long-term debt	162,011	49,586

Total current liabilities	623,797	299,613
Long-term debt	2,965,331	2,042,547
Deferred income taxes, net	118,820	33,629
Other non-current liabilities	36,878	20,967

Total liabilities	3,744,826	2,396,756
Commitments and contingencies
Redeemable convertible preferred stock (liquidation value of $234,886 for 2004 and $216,998 for 2003)	216,111	198,223
Shareholders’ Equity (Deficit)
Common stock, par value $1 per share, authorized — 400,000,000 shares; issued — 51,621,894 shares	51,622	51,622
Additional paid-in capital	107,238	92,610
Unamortized restricted stock	(135)	(531)
Warrants outstanding	13,758	13,758
Retained earnings (accumulated deficit)	3,855	(49,954)
Treasury stock, at cost, 20,137,361 shares for 2004 and 20,589,520 shares for 2003	(163,603)	(163,741)
Accumulated other comprehensive income (loss)	5,250	(9)

Total shareholders’ equity (deficit)	17,985	(56,245)

Total Liabilities, Redeemable Convertible Preferred Stock and Shareholders’ Equity (Deficit)	$3,978,922	$2,538,734

The accompanying notes are an integral part of the consolidated financial statements.

R.H. DONNELLEY CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,

(in thousands, except per share data)	2004	2003	2002

Gross revenue	$609,628	$258,790	$75,809
Sales allowances	(6,512)	(2,345)	(403)

Net revenue	603,116	256,445	75,406
Expenses
Operating expenses	263,150	159,244	48,021
General and administrative expenses	59,537	52,948	12,027
Depreciation and amortization	66,648	65,779	6,249

Total expenses	389,335	277,971	66,297
Partnership income	77,967	114,052	136,873

Operating income	291,748	92,526	145,982
Interest expense, net	(175,530)	(180,020)	(33,548)
Other income (expense), net	—	1,523	(451)

Income (loss) before income taxes	116,218	(85,971)	111,983
Provision (benefit) for income taxes	45,906	(36,018)	44,806

Net income (loss)	70,312	(49,953)	67,177
Preferred dividend	21,791	58,397	24,702

Income (loss) available to common shareholders	$48,521	$(108,350)	$42,475

Earnings (loss) per share
Basic	$1.19	$(3.53)	$1.42

Diluted	$1.15	$(3.53)	$1.40

Shares used in computing earnings (loss) per share
Basic	31,268	30,683	29,643

Diluted	32,616	30,683	30,298

Comprehensive Income (Loss)
Net income (loss)	$70,312	$(49,953)	$67,177
Unrealized gain (loss) on interest rate swaps, net of tax	5,774	(9)	2,330
Minimum pension liability adjustment	(515)	—	—

Comprehensive income (loss)	$75,571	$(49,962)	$69,507

The accompanying notes are an integral part of the consolidated financial statements.

R.H. DONNELLEY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,

(in thousands)	2004	2003	2002

Cash Flows from Operating Activities
Net income (loss)	$70,312	$(49,953)	$67,177
Reconciliation of net income (loss) to net cash provided by operating activities:
Depreciation and amortization	66,648	65,779	6,249
Deferred income tax	71,461	(40,230)	8,151
Loss on disposal of assets	85	—	—
Provision for (benefit from) bad debts	14,927	(1,517)	2,897
Other non-cash charges	16,833	6,408	1,746
Restructuring and special benefit	—	—	(6,694)
Investment impairment charge	—	—	2,000
Gain on disposition of businesses, net of tax	—	—	(659)
(Gain) loss on hedging activities	—	(1,523)	1,523
Changes in assets and liabilities, net of effects from acquisitions:
Cash in excess of partnership income	1,426	10,240	6,754
(Increase) decrease in accounts receivable	(51,858)	77,381	(5,052)
(Increase) decrease in other assets	(49,897)	(31,950)	(13,855)
Increase (decrease) in accounts payable and accrued liabilities	28,219	(11,868)	(19,014)
Increase in deferred directory revenue	164,899	216,525	—
Increase (decrease) in other non-current liabilities	73,248	9,305	(1,268)

Net cash provided by operating activities	406,303	248,597	49,955
Cash Flows from Investing Activities
Additions to fixed assets and computer software	(18,013)	(12,581)	(3,743)
Increase in restricted cash	—	—	(1,928,700)
Decrease in restricted cash — release of funds from escrow, net of costs and other	—	1,894,300	—
Acquisitions, net of cash received	(1,413,620)	(2,259,633)

Net cash used in investing activities	(1,431,633)	(377,914)	(1,932,443)
Cash Flows from Financing Activities
Proceeds from the issuance of debt, net of costs	1,318,947	461,307	1,865,000
Proceeds from the issuance of Redeemable Convertible Preferred Stock and warrants, net of costs	—	125,683	69,300
Pre-acquisition debt refinanced with proceeds from new debt	(21,245)	(243,005)	—
(Decrease) increase in checks not yet presented for payment	(917)	6,708	—
Additional borrowings under the Credit Facility	145,500	69,569	—
Credit Facility debt repayments	(421,379)	(312,436)	(62,500)
Proceeds from employee stock option exercises	7,457	21,426	3,754

Net cash provided by financing activities	1,028,363	129,252	1,875,554
Increase (decrease) in cash and cash equivalents	3,033	(65)	(6,934)
Cash and cash equivalents, beginning of year	7,722	7,787	14,721

Cash and cash equivalents, end of year	$10,755	$7,722	$7,787

Supplemental Information
Cash interest paid	$160,730	$167,718	$27,627
Income tax refunds received, net of income tax payments	(71,066)	—	38,940
The accompanying notes are an integral part of the consolidated financial statements.

R.H. DONNELLEY CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

	Common Stock			(Accumulated		Accumulated	Total
	and		Unamortized	Deficit)		Other	Shareholders’
	Additional	Warrants	Restricted	Retained	Treasury	Comprehensive	(Deficit)
(In thousands)	Paid-in Capital	Outstanding	Stock	Earnings	Stock	(Loss) Income	Equity

Balance, December 31, 2001	$83,665		$(336)	$(28,870)	$(163,442)	$(2,330)	$(111,313)
Net income				67,177			67,177
Preferred dividend				(24,702)			(24,702)
Employee stock option exercises, including tax benefit	4,925				260		5,185
Restricted stock issued	216		(221)		5		—
Stock issued for employee bonus plans	2,328				106		2,434
Compensatory stock options	243						243
Restricted stock amortization			230				230
Stock acquired for treasury					(1,672)		(1,672)
Beneficial conversion feature from issuance of Preferred Stock	24,158						24,158
Issuance of warrants		$5,330					5,330
Unrealized gain on interest rate swaps, net of tax						2,330	2,330

Balance, December 31, 2002	115,535	5,330	(327)	13,605	(164,743)	—	(30,600)
Net loss				(49,953)			(49,953)
Preferred dividend	(44,791)			(13,606)			(58,397)
Employee stock option exercises, including tax benefit	27,947				1,284		29,231
Restricted stock issued	528		(533)		5		—
Stock issued for employee bonus plans	1,083				32		1,115
Compensatory stock options	1,987						1,987
Restricted stock amortization			329				329
Stock acquired for treasury					(319)		(319)
Beneficial conversion feature from issuance of Preferred Stock	41,943						41,943
Issuance of warrants		8,428					8,428
Unrealized loss on interest rate swaps, net of tax						(9)	(9)

Balance, December 31, 2003	144,232	13,758	(531)	(49,954)	(163,741)	(9)	(56,245)
Net income				70,312			70,312
Preferred dividend	(5,288)			(16,503)			(21,791)
Employee stock option exercises, including tax benefit	12,048				523		12,571
Restricted stock issued	(8)				8		—
Stock issued for employee bonus plans	1,627				(393)		1,234
Compensatory stock awards	2,346						2,346
Restricted stock amortization			396				396
Beneficial conversion feature from issuance of Preferred Stock	3,903						3,903
Unrealized gain on interest rate swaps, net of tax						5,774	5,774
Minimum pension liability adjustment						(515)	(515)

Balance, December 31, 2004	$158,860	$13,758	$(135)	$3,855	$(163,603)	$5,250	$17,985

The accompanying notes are an integral part of the consolidated financial statements.

R.H. DONNELLEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in thousands, except per share data)

1.	Business and Presentation
      The consolidated financial statements include the accounts of R.H. Donnelley Corporation and its direct and indirect wholly owned subsidiaries (the “Company”, “RHD”, “we” “us” and “our”). All intercompany transactions and balances have been eliminated.
      We are a leading yellow pages publisher and directional media company. Directional media is where consumers search to find who sells the goods and services they are ready to purchase. We publish Sprint-branded yellow pages directories in 18 states, with major markets including Las Vegas, Nevada and Orlando and Lee County, Florida, with a total distribution of approximately 18 million serving approximately 160,000 local and national advertisers. We also publish SBC-branded yellow pages directories in Illinois and Northwest Indiana, with a total distribution of approximately 10 million serving approximately 100,000 local and national advertisers. We also offer online city guides and search web sites in our major Sprint markets under the Best Red Yellow Pages brand at www.bestredyp.com and in the Chicagoland area at www.chicagolandyp.com. We also sell local advertising in Illinois and Northwest Indiana onto www.SMARTpages.com, SBC’s Internet yellow pages platform.
      On September 1, 2004, we completed the acquisition of the directory publishing business (“SBC Directory Business”) of SBC Communications, Inc. (“SBC”) in Illinois and Northwest Indiana, including SBC’s interests in The DonTech II Partnership (“DonTech”), a 50/50 general partnership between us and SBC (collectively, the “SBC Directory Acquisition”), for $1.41 billion in cash, after working capital adjustments and the settlement of a $30 million liquidation preference owed to us related to DonTech. The acquisition was consummated pursuant to, and in accordance with, the terms of the Purchase Agreement dated as of July 28, 2004 by and among the Company, Ameritech Corporation (“Ameritech”), a direct wholly owned subsidiary of SBC, and Ameritech Publishing, Inc. (“API”), a direct wholly owned subsidiary of Ameritech. The acquisition was accounted for as a purchase business combination and the purchase price was allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their respective fair values on the acquisition date. The results of the SBC Directory Business are included in our consolidated results from and after September 1, 2004. The acquired SBC Directory Business now operates as R.H. Donnelley Publishing & Advertising of Illinois Partnership, an indirect wholly owned subsidiary of the Company. See Note 3, “Acquisitions” for a further description of the acquisition.
      On January 3, 2003, we completed the acquisition of the directory business (the “SPA Directory Business”) of Sprint Corporation (“Sprint”) by acquiring all the outstanding capital stock of the various entities comprising Sprint Publishing & Advertising (“SPA”) (collectively, the “SPA Acquisition”) for $2.23 billion in cash. The acquisition was consummated pursuant to a Purchase Agreement dated as of September 21, 2002 by and among the Company, Sprint and Centel Directories LLC. The acquisition was accounted for as a purchase business combination and the purchase price was allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their respective fair values on the acquisition date. The results of the SPA Directory Business are included in our consolidated results from and after January 3, 2003. The acquired SPA Directory Business now operates as R.H. Donnelley Publishing & Advertising, Inc., an indirect wholly owned subsidiary of the Company. See Note 3, “Acquisitions” for a further description of the acquisition.
      These acquisitions transformed Donnelley into a leading publisher of yellow pages directories. Prior to the SPA Acquisition, we were one of the largest independent sales agents and pre-press vendors for yellow pages advertising in the United States. At the time, our 2002 revenue reflected sales commissions and pre-press fees from, or other transactions with, our business partners, including Sprint and SBC. Commencing in 2003 following the SPA Acquisition, our operating and financial results reflect our yellow pages publishing business, rather than our former business as a sales agent and pre-press vendor for yellow pages advertising on behalf of other publishers. As a publisher, we report the full value of advertising sales and certain direct costs under the deferral and amortization method. DonTech’s business remained unchanged following the SPA Acquisition, but our investment in DonTech was eliminated in connection with the SBC Directory Acquisition. During 2003 and in 2004 until the SBC Directory Acquisition, we continued to earn revenue from pre-press publishing and other ancillary services related to the SBC Directory Business and we continued to report partnership income from our investment in DonTech.

2.	Summary of Significant Accounting Policies
      Principles of Consolidation. The consolidated financial statements include the accounts of R.H. Donnelley Corporation and its direct and indirect wholly owned subsidiaries. All intercompany transactions and balances have been eliminated.
      Reclassifications. For 2003, preferred stock dividends of $44.8 million have been reclassified from accumulated deficit to additional paid-in capital. Other prior year amounts have been reclassified to conform to the current year’s presentation, which had no impact on previously reported results of operations or shareholders’ equity (deficit). The Company’s presentation of comprehensive income (loss) for 2003 and 2002 has been revised to reflect net income (loss) rather than income (loss) available to common shareholders.
      Revenue Recognition. We earn revenue principally from the sale of advertising into our yellow pages directories. Revenue from the sale of such advertising is deferred when a directory is published and recognized ratably over the life of a directory, which is typically 12 months (the “deferral and amortization method”). Revenue from the sale of advertising is recorded net of an allowance for sales claims, estimated based on historical experience on a directory-by-directory basis. We increase or decrease this estimate as information or circumstances indicate that the estimate may no longer adequately represent the amount of claims we may incur for a directory in the future. Before the SBC Directory Acquisition, we also earned revenue from providing pre-press publishing services to SBC for those directories in the DonTech markets. Revenue from pre-press publishing services was recognized as services were performed.
      For the year ended December 31, 2002, we earned sales commission revenue from the sale of advertising on behalf of SPA and fees for pre-press publishing services on behalf of both SPA and SBC as well as another unaffiliated publisher. As a sales agent for SPA, we recognized sales commission revenue, net of an allowance for sales claims, at the time an advertising contract was executed with a customer. Revenue from pre-press publishing services was recognized as services were performed.
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
      Equity Method Accounting. Before the SBC Directory Acquisition, DonTech was a 50/50 partnership in which we and a subsidiary of SBC were the partners. DonTech was a separate legal entity that provided its services with its own employees and a stand-alone management team. Subject to the oversight of the board of directors, the employees of DonTech had the right, authority and power to do any act to accomplish, and enter into any contract incidental to attain, the purposes of the partnership. No employees of either RHD or SBC were involved in the day-to-day operations of DonTech and, because the partners shared equally in the net profits and each had one voting member on the DonTech board of directors, neither partner had the unilateral ability to control or influence the operations of DonTech. Accordingly, through September 1, 2004, we accounted for DonTech under the equity method and did not consolidate the results of DonTech in our financial statements.
      Before the SBC Directory Acquisition, we reported our 50% share of DonTech net income as partnership income in our consolidated statement of operations. DonTech reported commission revenue based on the annual value of a sales contract in the period the contract was executed (calendar sales) and reported expenses as incurred. Partnership income also included revenue participation income from SBC. Revenue participation income was based on DonTech advertising sales and was reported when a sales contract was executed with a customer. Our investment in DonTech and the revenue participation receivable from SBC had been reported as partnership investment on the consolidated balance sheet prior to the SBC Directory Acquisition. As a result of the SBC Directory Acquisition, SBC ceased paying us revenue participation income, we consolidate all net profits from DonTech and our DonTech partnership investment was eliminated. Consequently, partnership income was no longer reported commencing on September 1, 2004. Rather, following the SBC Directory Acquisition, the revenues, expenses and income of the acquired SBC Directory Business are directly recorded in our statement of operations.
      Cash and Cash Equivalents. Cash equivalents include liquid investments with a maturity of less than three months at their time of purchase. The Company places its investments with high quality financial institutions. At times, such investments may be in excess of federally insured limits.
      Accounts Receivable. Accounts receivable consist of balances owed to us by our advertising customers. Advertisers typically enter into a twelve-month contract for their advertising. Most local advertisers are billed a pro rata amount of their contract value on a monthly basis. On behalf of national advertisers, Certified Marketing Representatives (“CMRs”) pay to the Company the total contract value of their advertising, net of their commission, within 60 days after the publication month. Billed receivables represent the amount that has been billed to advertisers. Unbilled receivables represent contractually owed amounts for published directories that have yet to be billed to advertisers. Billed receivables are recorded net of an allowance for doubtful accounts and sales claims, estimated based on historical experience on a directory-by-directory basis. We increase or decrease this estimate as information or circumstances indicate that the estimate may no longer adequately represent the amount of bad debts and sales claims we may incur.
      In connection with the SBC Directory Acquisition, we entered into a transition services agreement with SBC whereby SBC billed and collected from our advertising customers in the Illinois and Northwest Indiana directories and remitted collections (net of a specified holdback) to us through early 2005. On a monthly basis commencing September 1, 2004, SBC provided an advance to us related to those billings, and as such, we recorded an advance from SBC that was decreased as SBC collected from our advertisers, thus satisfying that liability. Likewise, we included our portion of the billed and unbilled receivables and any related allowance for doubtful accounts and sales claims on our consolidated balance sheet. In early 2005, we assumed all responsibility for billing and collections and settled remaining amounts with SBC.
      Fixed Assets and Computer Software. Fixed assets and computer software are recorded at cost. Depreciation and amortization is provided over the estimated useful lives of the assets using the straight-line method. Estimated useful lives are 30 years for buildings, five years for machinery and equipment, ten years for furniture and fixtures, three to five years for computer equipment and five years for computer software. Leasehold improvements are amortized on a straight-line basis over the shorter of the term of the lease or the estimated useful life of the improvement. During 2004, we wrote-off fixed assets and computer software that had been fully depreciated. Fixed assets and computer software at December 31, 2004 and 2003 consisted of the following:

	2004	2003

Computer software	$39,072	$104,423
Computer equipment	16,444	44,286
Machinery and equipment	5,513	8,398
Furniture and fixtures	12,819	9,560
Leasehold improvements	8,973	4,406
Buildings	1,333	1,333

Total cost	84,154	172,406
Less accumulated depreciation and amortization	(46,468)	(151,782)

Net fixed assets and computer software	$37,686	$20,624

      Depreciation and amortization expense on fixed assets and computer software for the years ended December 31, 2004, 2003 and 2002 was as follows:

	2004	2003	2002

Depreciation of fixed assets	$4,608	$3,285	$2,823
Amortization of computer software	4,703	12,661	3,426

Total depreciation and amortization on fixed assets and computer software	$9,311	$15,946	$6,249

      Identifiable Intangible Assets and Goodwill. As a result of the SBC Directory Acquisition and the SPA Acquisition, certain long-term intangible assets were identified and recorded at their estimated fair value. Amortization expense for the years ended December 31, 2004 and 2003 was $57.3 million and $49.8 million, respectively. Amortization expense for these intangible assets for the five succeeding years is estimated to be approximately $72.2 million, $77.5 million, $79.6 million, $79.3 million and $78.7 million, respectively. Annual amortization of goodwill for tax purposes is approximately $20.7 million. The acquired long-term intangible assets and their respective book values at December 31, 2004 are shown in the table below.

			National
	Directory Services	Local Customer	CMR	Trade
	Agreements	Relationships	Relationships	Names	Total

Initial fair value:
SBC	$952,500	$90,000	$55,000	$—	$1,097,500
Sprint	1,625,000	200,000	60,000	30,000	1,915,000

Total	2,577,500	290,000	115,000	30,000	3,012,500
Accumulated amortization	(71,500)	(26,667)	(5,003)	(4,000)	(107,170)

Net intangible assets	$2,506,000	$263,333	$109,997	$26,000	$2,905,330

      Directory services agreements between SBC and the Company include a directory services license agreement, a non-competition agreement, a SMARTpages reseller agreement and a directory publishing listing agreement (collectively, “SBC Directory Services Agreements”) with certain affiliates of SBC. The directory services license agreement designates us as the official and exclusive provider of yellow pages directory services for SBC (and its successors) in Illinois and Northwest Indiana (the “Territory”), grants us the exclusive license (and obligation as specified in the agreement) to produce, publish and distribute white pages directories in the Territory as SBC’s agent and grants us the exclusive license (and obligation as specified in the agreement) to use the SBC brand and logo on print directories in the Territory. The non-competition agreement prohibits SBC (and it affiliates and its successors), with certain limited exceptions, from (1) producing, publishing and distributing yellow and white pages print directories in the Territory, (2) soliciting or selling local or national yellow or white pages advertising for inclusion in such directories, and (3) soliciting or selling local Internet yellow pages advertising for certain Internet yellow pages directories in the Territory or licensing SBC marks to any third party for that purpose. The SMARTpages reseller agreement gives us the exclusive right to sell local Internet yellow pages advertising and the non-exclusive right to sell Internet yellow pages advertising with respect to geographies outside the Territory to any advertiser (excluding national advertisers) located inside the Territory onto SBC’s SMARTpages.com platform (and any successor products as specified in the agreement). The directory publishing listing license agreement gives us the right to purchase and use basic SBC subscriber listing information and updates for the purpose of publishing directories. The SBC Directory Services Agreements (other than the SMARTpages reseller agreement) have initial terms of 50 years, subject to automatic renewal and early termination under specified circumstances. The SMARTpages reseller agreement has a term of 5 years. The fair value assigned to the SBC Directory Services Agreements and the SMARTpages reseller agreement of $950.0 million and $2.5 million, respectively, was based on the present value of estimated future cash flows and is being amortized under the straight-line method over the indicated terms.
      Directory services agreements between Sprint and the Company include a directory services license agreement, a trademark license agreement and a non-competition agreement (collectively “SPA Directory

Services Agreements”) with certain affiliates of Sprint. The directory services license agreement grants us the exclusive license (and obligation as specified in the agreement) to produce, publish and distribute yellow and white pages directories for Sprint (and its successors) in 18 states where Sprint provided local telephone service at the time of the agreement. The trademark license agreement grants us the exclusive license (and obligation as specified in the agreement) to use certain specified Sprint trademarks, including the Sprint diamond logo, in those markets, and the non-competition agreement prohibits Sprint (and its affiliates and successors) in those markets from selling local directory advertising, with certain limited exceptions, or producing, publishing and distributing print directories. The SPA Directory Services Agreements have initial terms of 50 years, subject to automatic renewal and early termination under specified circumstances. The fair value of these agreements was determined based on the present value of estimated future cash flows and is being amortized under the straight-line method over 50 years.
      The fair values of local and national customer relationships were determined based on the present value of estimated future cash flows and are being amortized under the income forecast method that assumes the value derived from customer relationships is greater in the earlier years and steadily declines over time. The weighted average useful life of these relationships is 20 years.
      The fair value of acquired trade names was determined based on the “relief from royalty” method, which values the trade names based on the estimated amount that a company would have to pay in an arms length transaction to use these trade names. These assets are being amortized under the straight-line method over 15 years.
      The excess purchase price for the SBC Directory Acquisition and the SPA Acquisition over the net tangible and identifiable intangible assets acquired of $212.9 million and $97.0 million, respectively, was recorded as goodwill. During the fourth quarter of 2004, we recorded an adjustment increasing goodwill from the SBC Directory Acquisition by approximately $8.1 million primarily resulting from the completion of the fair value measurement of the DonTech pension assets and liabilities as of the acquisition date. Our intercompany net receivables in connection with the SBC Directory Acquisition and the SPA Acquisition of $141.2 million and $27.9 million, respectively, were eliminated and also included in goodwill.
      While we do not anticipate significant changes to the fair value of net assets acquired, other than the restructuring plan announced in the first quarter of 2005 (see Subsequent Events Note 17), additional information could come to our attention that may require us to revise the purchase price allocation in connection with the SBC Directory Acquisition. In accordance with SFAS 142, Goodwill and Other Intangible Assets, goodwill is not amortized, but is subject to periodic impairment testing. No impairment losses were recorded during 2004 or 2003.
      Deferred Financing Costs. Certain costs associated with the issuance of debt instruments are capitalized and included in other non-current assets on the consolidated balance sheet. These costs are amortized to interest expense over the terms of the related debt agreements. The bond outstanding method is used to amortize deferred financing costs relating to debt instruments with respect to which we make accelerated principal payments. Other deferred financing costs are amortized using the straight-line method. Amortization of deferred financing costs included in interest expense was $13.6 million, $15.0 million and $1.3 million in 2004, 2003 and 2002, respectively.
      Advertising Expense. We recognize advertising expenses as incurred. These expenses include public relations, media, on-line advertising and other promotional and sponsorship costs. Total advertising expense was $11.1 million and $8.8 million in 2004 and 2003, respectively. Prior to the SPA Acquisition, advertising costs were not significant. Advertising expense for 2004 includes $1.1 million of advertising costs that pertain to 2003.
      Concentration of Credit Risk. Approximately 85% of our directory advertising revenue is derived from the sale of advertising to local small- and medium-sized businesses. These advertisers typically enter into 12-month advertising sales contracts and make monthly payments over the term of the contract. Some advertisers prepay the full amount or a portion of the contract value. Most new advertisers and advertisers desiring to expand their advertising programs are subject to a credit review. If the advertisers qualify, we may extend credit to them for their advertising purchase. Small-and medium-sized businesses tend to have fewer financial resources and higher failure rates than large businesses. In addition, full collection of delinquent accounts can take an extended period of time and involve significant costs. While we do not believe that extending credit to our local advertisers will have a material adverse effect on our results of operations or financial condition, no assurances can be given. We do not require collateral from our advertisers, although we do charge interest to advertisers that do not pay by specified due dates.
      The remaining approximately 15% of our directory advertising revenue is derived from the sale of advertising to national or large regional chains, such as rental car companies, automobile repair shops and pizza delivery businesses. Substantially all of the revenue derived through national accounts is serviced through CMRs with which we contract. CMRs are independent third parties that act as agents for national advertisers. The CMRs are responsible for billing the national customers for their advertising. We receive payment for the value of advertising placed in our directory, net of the CMR’s commission, directly from the CMR. While we are still exposed to credit risk, the amount of losses from these accounts has been historically less than the local accounts as the advertisers, and in some cases the CMRs, tend to be larger companies with greater financial resources than local advertisers.
      Before the SBC Directory Acquisition, we maintained a significant receivable balance with SBC for revenue participation and pre-press publishing services fees. This receivable was settled in connection with the SBC Directory Acquisition.
      At December 31, 2004, we had interest rate swap agreements with major financial institutions with a notional value of $1,355 million. We are exposed to credit risk in the event that one or more of the counterparties to the agreements does not, or cannot, meet their obligation. The notional amount is used to measure interest to be paid or received and does not represent the amount of exposure to credit loss. The loss would be limited to the amount that would have been received, if any, over the remaining life of the swap agreement. The counterparties to the swap agreements are major financial institutions with credit ratings of A or higher. We do not currently foresee a material credit risk associated with these swap agreements; however, no assurances can be given.
      Pension and Other Postretirement Benefits: Pension and other postretirement benefits represent estimated amounts to be paid to employees in the future. The accounting for benefits reflects the recognition of these benefit costs over the employee’s approximate service period based on the terms of the plan and the investment and funding decisions made. The determination of the benefit obligation and the net periodic pension and other postretirement benefit costs requires management to make assumptions regarding the discount rate, return on retirement plan assets, increase in future compensation and healthcare cost trends. Changes in these assumptions can have a significant impact on the projected benefit obligation, funding requirement and net periodic benefit cost. The assumed discount rate is the rate at which the pension benefits could be settled. We use the rates on Aa corporate bonds as a basis for determining our discount rate assumption. The expected long-term rate of return on plan assets is based on the mix of assets held by the plan and the expected long-term rates of return within each asset class. The anticipated trend of future healthcare costs is based on historical experience and external factors. See Note 10 for further information regarding our benefit plans, including those of DonTech that we acquired in connection with the SBC Directory Acquisition.
      Effective January 1, 2003, we reduced our estimated rate of return on plan assets from 9.75% to 8.25%. As a result of low investment returns over the few preceding years, as well as our outlook for the long term, particularly for equity securities, we determined that the prior assumed rate of return of 9.75% no longer reflected our best estimate of future long-term returns. Based on the then-current investment environment and the pension plan’s asset allocation, we determined that a long-term rate of return of 8.25% better reflected our expectations for future long-term returns.
      Derivative Financial Instruments. We do not use derivative financial instruments for trading or speculative purposes. Our derivative financial instruments are limited to interest rate swap agreements used to manage exposure to fluctuations in interest rates on variable rate debt. These agreements effectively convert $1,355 million of our variable rate debt to fixed rate debt, mitigating our exposure to increases in interest rates. Under the terms of the swap agreements, we receive variable interest based on the three-month LIBOR and pay a weighted average fixed rate of 3.19%. The swaps mature at varying dates beginning October 2005 through September 2009. The weighted average rate received was 1.66% during the twelve months ended December 31, 2004. These periodic payments and receipts are recorded as interest expense.
      The interest rate swaps have been designated as cash flow hedges to hedge three-month LIBOR-based interest payments on $1,355 million of bank debt. To the extent the swaps provide an effective hedge, changes in the fair value of the swaps are recorded in other comprehensive income, a component of shareholders’ equity. Any ineffectiveness is recorded through earnings. As of December 31, 2004, our interest rate swaps provided an effective hedge of the three-month LIBOR-based interest payments on $1,355 million of bank debt, and no ineffectiveness was included in earnings.
      At December 31, 2002, we had an interest rate swap agreement with a notional value of $75 million. We made fixed-rate payments of 5.9% and received variable-rate payments based on three-month LIBOR rates. The weighted average rate received was 1.1% in 2002. These periodic payments and receipts were recorded as part of interest expense. As a result of the then-pending SPA Acquisition and contemplated repayment of existing variable rate debt, the $75 million notional value interest rate swap did not qualify for hedge accounting treatment at December 31, 2002, and thus, the unrecognized fair market value of the swap, previously recognized in accumulated other comprehensive loss on the balance sheet, was charged to earnings. Accordingly, a charge of $1.5 million was included in other income (expense), net for the year ended December 31, 2002. Because the swap was held to maturity, a corresponding gain of $1.5 million was recognized during 2003.
      Income Taxes. We account for income taxes under the liability method in accordance with SFAS 109, Accounting for Income Taxes. Deferred tax liabilities or assets reflect temporary differences between amounts of assets and liabilities for financial and tax reporting. Such amounts are adjusted, as appropriate, to reflect changes in tax rates expected to be in effect when the temporary differences reverse. A valuation allowance is established to offset any deferred tax assets if, based upon the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. See Note 9 for more information regarding our provision (benefit) for income taxes.
      Earnings per Share. In March 2004, the Emerging Issues Task Force (“EITF”) reached a final consensus on EITF Issue No. 03-6, Participating Securities and the Two — Class Method under FASB Statement 128 (“EITF 03-6”), which established standards regarding the computation of earnings per share (“EPS”) by companies that have issued securities other than common stock that contractually entitle the holder to participate in dividends and earnings of the company. EITF 03-6 was effective for interim periods ending June 30, 2004 for calendar year companies. We adopted the provisions of EITF 03-6 during the first quarter of 2004. EITF 03-6 requires earnings available to common shareholders for the period, after deduction of preferred stock dividends, to be allocated between the common and preferred shareholders based on their respective rights to receive dividends. Basic EPS is then calculated by dividing income (loss) allocable to common shareholders by the weighted average number of shares outstanding. EITF 03-6 does not require the presentation of basic and diluted EPS for securities other than common stock; therefore, the following EPS amounts only pertain to our common stock.

      Under the guidance of EITF 03-6, diluted EPS are calculated by dividing income (loss) allocable to common shareholders by the weighted average common shares outstanding plus dilutive potential common stock. Potential common stock includes stock options and warrants, the dilutive effect of which is calculated using the treasury stock method, and Preferred Stock, the dilutive effect of which is calculated using the if-converted method. The calculation of basic and diluted EPS for the years ended December 31, 2004, 2003 and 2002 are presented below.

	For the Years Ended December 31,

	2004	2003	2002

Basic EPS — Two — Class Method
Income (loss) available to common shareholders	$48,521	$(108,350)	$42,475
Amount allocable to common shareholders(1)	77%	100%	99%

Income (loss) allocable to common shareholders	37,361	(108,350)	42,050
Weighted average common shares outstanding	31,268	30,683	29,643

Basic earnings (loss) per share — two — class method	$1.19	$(3.53)	$1.42

	For the Years Ended December 31,

	2004	2003	2002

Diluted EPS
Income (loss) available to common shareholders	$48,521	$(108,350)	$42,475
Amount allocable to common shares(1)	77%	100%	99%

Income (loss) allocable to common shareholders	37,361	(108,350)	42,050
Weighted average common shares outstanding	31,268	30,683	29,643
Dilutive effect of stock options(2)	1,348	—	655
Dilutive effect of Preferred Stock assuming conversion (2)	—	—	—

Weighted average diluted shares outstanding	32,616	30,683	30,298

Diluted earnings (loss) per share	$1.15	$(3.53)	$1.40

(1)	31,268/ (31,268 + 9,483) for the year ended December 31, 2004 and 29,643/ (29,643 + 281) for the year ended December 31, 2002. In computing basic EPS using the two-class method, we have not allocated the loss available to common shareholders in the year ended December 31, 2003 between common and preferred shareholders since the preferred shareholders do not have a contractual obligation to share in the net loss.

(2)	934 stock options in 2003 and the assumed conversion of the Preferred Stock into 9,767, 9,023, and 2,939 shares of common stock in 2004, 2003 and 2002, respectively, were anti-dilutive and therefore are not included in the calculation of diluted EPS.
      Employee Stock Awards. We follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and related interpretations in accounting for our stock option plan. Compensation expense related to the issuance of stock options to employees or non-employee directors is only recognized if the exercise price of the stock option is less than the fair market value of the underlying stock at the grant date. Compensation expense related stock appreciation rights (“SARs”) is recognized at the end of each period in the amount by which the quoted market value of the underlying shares covered by the grant exceeds the grant price recognized over the vesting term.

      The following table reflects the pro forma net income (loss) and earnings (loss) per share assuming we applied the fair value method of SFAS No. 123, Accounting for Stock-Based Compensation. The pro forma disclosures shown are not necessarily representative of the effects on net income (loss) and earnings (loss) per share in future years.

	For the Years Ended December 31,

	2004	2003	2002

Net income (loss), as reported	$70,312	$(49,953)	$67,177
Add: Stock based compensation expense included in reported net income (loss), net of related tax effects	1,403	1,162	144
Less: Stock based compensation expense that would have been included in the determination of net income (loss) if the fair value method had been applied to all awards, net of related tax effects	(4,579)	(4,828)	(2,688)

Pro forma net income (loss)	67,136	(53,619)	64,633
Preferred dividend	21,791	58,397	24,702

Pro forma income (loss) available to common shareholders	$45,345	$(112,016)	$39,931

Basic earnings (loss) per share
As reported	$1.19	$(3.53)	$1.42
Pro forma	$1.12	$(3.65)	$1.33
Diluted earnings (loss) per share
As reported	$1.15	$(3.53)	$1.40
Pro forma	$1.07	$(3.65)	$1.32
      The weighted average fair value of stock awards ($13.64 in 2004, $9.21 in 2003 and $8.29 in 2002) was estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions:

	For the Years Ended December 31,

	2004	2003	2002

Dividend yield	0%	0%	0%
Expected volatility	30%	35%	35%
Risk-free interest rate	3.5%	2.6%	3.1%
Expected holding period	3 years	4 years	4 years
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
      New Accounting Pronouncements. On December 16, 2004, the FASB issued FASB Statement No. 123 (revised 2004), “Share-Based Payment” (“FAS 123(R)”). FAS 123(R) requires companies to calculate the fair value of stock options granted to employees, and amortize that amount over the vesting period as an expense through the income statement. The accounting provisions of FAS 123(R) are effective for interim periods beginning after June 15, 2005, but companies have a choice of transition methods: modified prospective, modified retrospective, or early adoption. The Company is presently evaluating the transition method and effective date for transition to FAS 123(R) during 2005 and what impact adoption of FAS 123(R) may have on the Company.
      In May 2004, the Financial Accounting Standards Board issued Financial Staff Position (“FSP”) No. FAS 106-2, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug,

Improvement and Modernization Act of 2003, which provides guidance on accounting for the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 for employers that sponsor postretirement healthcare plans that provide drug benefits. The Act introduces prescription drug care benefits under Medicare and also allows for certain sponsors of postretirement benefit plans with a drug benefit to receive a non-taxable federal subsidy if certain criteria are met. The FSP requires interim and annual period financial statements beginning after June 15, 2004 to include the effect of the subsidy on the measurement of net periodic postretirement benefit costs. We adopted the provisions of the FSP in the fourth quarter of 2004, which resulted in a decrease to our accumulated postretirement benefit obligation of approximately $4.3 million.

3.	Acquisitions
      On September 1, 2004, we completed the SBC Directory Acquisition for $1.41 billion in cash, after working capital adjustments and the settlement of a $30 million liquidation preference owed to us related to DonTech. As a result of the acquisition, we became the publisher of SBC-branded yellow pages directories in Illinois and Northwest Indiana. The results of the SBC Directory Business are included in our consolidated results from and after September 1, 2004. The SBC Directory Business now operates as R.H. Donnelley Publishing & Advertising of Illinois Partnership, one of our indirect wholly owned subsidiaries.
      On January 3, 2003, we completed the SPA Acquisition for $2.23 billion in cash and became the publisher of Sprint-branded yellow pages directories in 18 states. The results of the SPA Directory Business are included in our consolidated results from and after January 3, 2003. The SPA Directory Business now operates as R.H. Donnelley Publishing & Advertising, Inc., one of our indirect wholly owned subsidiaries.
      The primary purpose of each acquisition was to facilitate the Company’s transformation from a sales agent and pre-press vendor for yellow pages advertising to a leading publisher of yellow pages directories with control over its business. The acquisitions were accounted for as purchase business combinations in accordance with SFAS 141, Business Combinations. Each purchase price was allocated to the related tangible and identifiable intangible assets acquired and liabilities assumed based on their respective estimated fair values on the acquisition dates. Certain long-term intangible assets were identified and recorded at their estimated fair value. Identifiable intangible assets acquired include directory services agreements between the Company and Sprint and the Company and SBC, customer relationships and acquired trademarks and trade names. In accordance with SFAS 142, Goodwill and Other Intangible Assets, the fair values of the identifiable intangible assets are being amortized over their estimated useful lives in a manner that best reflects the economic benefits derived from such assets. Goodwill is not amortized but is subject to impairment testing on an annual basis. See Note 2, Summary of Significant Accounting Policies — Identifiable Intangible Assets and Goodwill, for a further description of our intangible assets and goodwill.
      Under purchase accounting rules, we did not assume or record the deferred revenue balance associated with the SBC Directory Business of $204.1 million at September 1, 2004 or the deferred revenue balance of the SPA Business of $315.9 million at January 3, 2003. These amounts represented revenue that would have been recognized subsequent to each acquisition under the deferral and amortization method in the absence of purchase accounting. Accordingly, we did not and will not record revenue associated with directories that were published prior to each acquisition as well as directories that were published in the month each acquisition was completed. Although the deferred revenue balances were eliminated, we retained all the rights associated with the collection of amounts due under and contractual obligations under the advertising contracts executed prior to the acquisitions. As a result, the billed and unbilled accounts receivable balances acquired in both acquisitions became assets of the Company. Also under purchase accounting rules, we did not assume or record the deferred directory costs related to those directories that were published prior to each acquisition as well as directories that published in the month each acquisition was completed, totaling $175.8 million for SBC-branded directories and $63.3 million for Sprint-branded directories, respectively. These costs represented operating expenses that would have been recognized subsequent to the acquisitions under the deferral and amortization method in the absence of purchase accounting.

      The following table summarizes the estimated fair values of the assets acquired and liabilities assumed in the SBC Directory Acquisition on September 1, 2004:

Current assets	$258,595
Non-current assets	80,552
Intangible assets	1,097,500
Goodwill	212,929

Total assets acquired	1,649,576
Current liabilities	(200,006)
Non-current liabilities	(918)

Total liabilities assumed	(200,924)

Net assets acquired	$1,448,652

      The pro forma financial information presented below has been prepared in accordance with Article 11 of Regulation S-X and includes the combined SBC Directory Business and Donnelley GAAP results for 2003 and 2004 and the combined SPA Business and Donnelley GAAP results for 2002. Summarized unaudited condensed pro forma information for the years ended December 31, 2004 and 2003 assuming the SBC Directory Acquisition and related financing had occurred on January 1, 2003 is presented below. The following unaudited pro forma information does not purport to represent what the Company’s results of operations would actually have been if the SBC Directory Acquisition had in fact occurred on January 1, 2003 and is not necessarily representative of results of operations for any future period.

	For the Years Ended
	December 31,

	2004	2003

Net revenue	$904,579	$716,979
Operating income	409,970	258,315
Net income	119,919	32,089
Preferred dividend	21,791	58,397
Income (loss) available to common shareholders	98,128	(26,308)
Diluted earnings (loss) per share	$2.32	$(0.86)
      The following table summarizes the estimated fair values of the assets acquired and liabilities assumed in the SPA Acquisition on January 3, 2003:

Current assets	$263,007
Non-current assets	8,300
Intangible assets	1,915,000
Goodwill	97,040

Total assets acquired	2,283,347
Current liabilities	(34,544)
Non-current liabilities	(19,040)

Total liabilities assumed	(53,584)

Net assets acquired	$2,229,763

      Summarized unaudited condensed pro forma information for the year ended December 31, 2002 assuming the SPA Acquisition had occurred on January 1, 2002 is presented below. The following unaudited pro forma information does not purport to represent what the Company’s results of operations would actually have been if the SPA Acquisition had in fact occurred on January 1, 2002 and is not necessarily representative of results of operations for any future period.

For the Year Ended
December 31, 2002

Net revenue	$571,282
Operating income	346,779
Net income	99,283
Preferred dividend	78,860
Income available to common shareholders	20,423
Diluted earnings (loss) per share	0.53

4.	Restructuring and Impairment Charges
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
      The table below shows the activity in our restructuring reserves during 2002, 2003 and 2004.

	2001	2003
	Restructuring	Restructuring
	Actions	Actions	Total

Balance at December 31, 2001	$21,291	—	$21,291
Payments applied against reserve	(13,211)	—	(13,211)
Payments charged to expense	289	—	289
Reserve reversal	(6,694)	—	(6,694)

Balance at December 31, 2002	1,675	—	1,675
Additions to reserve charged to goodwill	—	$2,878	2,878
Additions to reserve charged to earnings	—	9,531	9,531
Payments	(1,162)	(3,910)	(5,072)
Reserve reversal	(513)	—	(513)

Balance at December 31, 2003	—	8,499	8,499
Additions to reserve charged to earnings	—	2,657	2,657
Payments	—	(7,695)	(7,695)

Balance at December 31, 2004	$—	$3,461	$3,461

      In 2003, $2.9 million was charged to goodwill representing the closure of the pre-press publishing facility operated by SPA in Tennessee and severance paid to certain SPA executives who were terminated immediately upon the closing of the acquisition. The reserve for the pre-press publishing facility was $2.2 million and represents the remaining lease payments, net of estimated sub-lease income. An additional reserve of $0.3 million was recorded during 2004 for additional facility related costs as well as $1.3 million related to severance and other related cost estimates. Payments of $0.5 million and $0.9 million were made with respect to the former pre-press publishing facility during 2003 and 2004, respectively, and the remaining payments will be made through 2012. The severance for SPA executives of $0.7 million was paid in full in 2003.

Restructuring charges are included in general and administrative expenses in our consolidated statement of operations.
      In 2003, $9.5 million was charged to earnings primarily representing severance and related costs associated with the consolidation of the publishing and technology operations, sales offices and administrative personnel and the relocation of our headquarters. Payments of $3.2 million and $3.6 million were made during 2003 and 2004, respectively, and the remaining costs will be paid in 2005. During 2004, several employees included in the initial reserve estimate were redirected within the Company resulting in a reduction to the reserve of $1.2 million. An additional reserve of $2.3 million was recorded during 2004, representing the estimated fair value of the remaining lease payments, net of estimated sub-lease income on the former Purchase, NY headquarters office lease. Payments of $0.5 million were made with respect to the former headquarters office lease during 2004 and the remaining payments will be made through 2006.
      Prior to 2002, we recognized a restructuring and special charge of $18.6 million consisting of a special charge of $9.9 million in connection with a transition in executive management and a restructuring charge of $8.6 million in connection with the expiration of a pre-press publishing contract in December 2002. As a result of the pending SPA Acquisition during late 2002, management determined that certain costs originally anticipated in the restructuring charge would not be incurred. Specifically, the idle leased space in the Morrisville publishing facility would be utilized, planned severance and other related costs would be significantly less and we believed at that time, the corporate headquarters would not be relocated. Accordingly, $6.7 million of the original charge was reversed during 2002. During 2003, these restructuring actions were completed, resulting in payments of $1.2 million and the remaining balance of $.5 million was reversed and included in income.
      During 2002, an impairment charge of $2.0 million was recognized to write-off the remaining book value of our interest in ChinaBig.com Limited (“ChinaBig”) based on management’s belief that sufficient doubt existed as to ChinaBig’s ability to raise sufficient cash either through operations or additional investments and that this investment would not provide any value in the foreseeable future.
      During the first quarter of 2005, we announced a restructuring plan relating to the SBC Directory Business. See Note 17, Subsequent Events.

5.	Long-Term Debt, Credit Facilities and Notes
      Long-term debt at December 31, 2004 and 2003, consisted of the following:

	2004	2003

Credit Facility	$2,202,342	$1,145,888
8.875% Senior Notes due 2010	325,000	325,000
10.875% Senior Subordinated Notes due 2012	600,000	600,000
9.125% Senior Subordinated Notes due 2008	—	21,245

Total	3,127,342	2,092,133
Less current portion	162,011	49,586

Long-term debt	$2,965,331	$2,042,547

      Total debt outstanding of $3,127.3 million as of December 31, 2004 consisted primarily of borrowings related to the SPA Acquisition and the SBC Directory Acquisition.
      In connection with the SPA Acquisition, in late 2002 we entered into a $1,525 million Credit Facility (“Credit Facility”), consisting of a $500 million Term Loan A, a $900 million Term Loan B and a $125 million Revolving Credit Facility (the “Revolver”), and issued $325 million 8.875% Senior Notes (“Senior Notes”) and $600 million 10.878% Senior Subordinated Notes (“Subordinated Notes,” and collectively with the Senior Notes, the “Notes”). We also issued $200 million of 8% redeemable convertible cumulative preferred stock (“Preferred Stock”) and warrants to purchase 1,650,000 shares of our Common

Stock to investment partnerships affiliated with The Goldman Sachs Group, Inc. (collectively, “the GS Funds”). These funds were used to acquire SPA, pay transaction costs, repurchase a portion of the existing 9.125% Senior Subordinated Notes due 2008 (“Pre-acquisition Notes”) pursuant to a tender offer, and repay the former term facilities, which consisted of $74.3 million outstanding balances under committed bank facilities and $40 million outstanding under our then-existing $100 million revolving credit facility.
Credit Facility:
      On December 8, 2003, we amended our Credit Facility, to accomplish the following objectives:

•	obtain more favorable pricing on our variable rate debt;

•	adjust non-financial covenants to make them less restrictive for corporate operating flexibility;

•	obtain the cash resources and the consent for us to redeem the remaining outstanding Pre-acquisition Notes; and

•	obtain consent for a new Term Loan C for potential borrowings up to $400 million, such proceeds, if borrowed, to be used to fund acquisitions and retirement of existing Notes and redemption of equity, subject to certain limitations.
      The amendment to our Credit Facility created a new Term Loan A-2, replacing the initial Term Loan A and created a new Term Loan B-2 replacing the initial Term Loan B. In connection with the amendment, we borrowed an additional $32 million under the Term Loan B-2. These proceeds were used to redeem the balance of the Pre-acquisition Notes and pay transaction costs, including a prepayment premium of $8.9 million representing 1% of the balance of Term Loan B outstanding on the date of the amendment. The amendment to the Credit Facility was accounted for as a modification of the underlying debt instruments.
      In connection with the SBC Directory Acquisition, on September 1, 2004, we amended and restated our Credit Facility, which consisted of a $700 million Term Loan A-2, a $1,650 million Term Loan B-2 and a $175 million Revolver for an aggregate facility of $2,525 million. The Credit Facility provides for a new Term Loan C for potential borrowings up to $400 million, such proceeds, if borrowed, to be used to fund acquisitions, for retirement of Notes, for redemption of, and payment of dividends on, the Preferred Stock, subject to certain limitations. Substantially all of our assets, including the capital stock of our subsidiaries, are pledged to collateralize our obligations under the Credit Facility and the Senior Notes. The amendment to the Credit Facility was accounted for as a modification of the underlying debt instruments.
      On December 6, 2004, we amended our restated Credit Facility to accomplish the following objectives:

•	obtain more favorable pricing on our variable rate debt;

•	adjust non-financial covenants to make them less restrictive for corporate operating flexibility; and

•	obtain consent to carve out designated additional debt from required mandatory prepayments.
      This amendment to our restated Credit Facility created a new Term Loan A-3 and a new Term Loan D, both replacing the Term Loan B-2. Term Loans A-2, A-3 and D require quarterly principal payments. As of December 31, 2004, the outstanding balances of Term Loans A-2, A-3 and D were $526 million, $194 million and $1,441 million, respectively, and $41 million was outstanding under the Revolver. The Revolver, Term Loan A-2 and Term Loan A-3 mature in December 2009, and Term Loan D matures in June 2011. The amendment to the restated Credit Facility was accounted for as a modification of the underlying debt instruments. The weighted average interest rate of outstanding debt under the Credit Facility was 4.32% and 3.91% at December 31, 2004 and 2003, respectively, and 6.7% under the former term facilities as of December 31, 2002.
      As amended, our restated Credit Facility bears interest, at our option, at either:

•	The higher of (i) a base rate as determined by the Administrative Agent, Deutsche Bank Trust Company Americas, plus a 1.00% margin on the Revolver and Term Loan A-2 and a 0.75% margin on Term Loan A-3 and Term Loan D; and (ii) the Federal Funds Effective Rate (as defined) plus 0.50%, plus a

1.00% margin on the Revolver and Term Loan A-2 and a 0.75% margin on Term Loan A-3 and Term Loan D; or

•	LIBOR rate plus a 2.00% margin on the Revolver and Term Loan A-2 and a 1.75% margin on Term Loan A-3 and Term Loan D. We may elect interest periods of 1, 2, 3, 6, 9 or 12 months for LIBOR borrowings.

      The Credit Facility and the indentures governing the Notes contain usual and customary negative covenants that, among other things, place limitations on our ability to (i) incur additional indebtedness, including capital leases and liens; (ii) pay dividends and repurchase our capital stock; (iii) enter into mergers, consolidations, acquisitions, asset dispositions and sale-leaseback transactions; (iv) make capital expenditures; (v) issue capital stock of our subsidiaries; and (vi) engage in transactions with our affiliates. The Credit Facility also contains financial covenants relating to maximum consolidated leverage, minimum interest coverage and maximum senior secured leverage as defined therein.
Notes:
      On January 3, 2003, we repurchased through a tender offer and exit consent solicitation $128.8 million of the Pre-acquisition Notes. We borrowed an initial $1,410 million under the original Credit Facility contingent upon our repurchase of the entire $150 million aggregate principal amount of the Pre-acquisition Notes. Any proceeds that were not used to repurchase the Pre-acquisition Notes were required to be repaid to the lenders under the Credit Facility. Accordingly, $21.2 million, representing the amount of Pre-acquisition Notes that remained outstanding following the tender offer and exit consent solicitation, was repaid to the lenders under the Credit Facility shortly after the consummation of the SPA Acquisition. On February 6, 2004, utilizing the proceeds from Term Loan B-2, we redeemed the remaining aggregate principal amount of the Pre-acquisition Notes totaling $21.2 million at a redemption price of 104.563% of the principal amount thereof, plus accrued and unpaid interest. During 2004, we recorded interest expense related to these notes of $1.2 million, consisting of a premium over par value paid at redemption of $1.0 million, plus the write-off of $0.2 million of unamortized deferred financing costs.
      Interest is paid on the Notes semi-annually in arrears on June 15 and December 15. The Senior Notes had a fair value of $365,625 at December 31, 2004, mature in 2010 and are redeemable at our option beginning in 2006 at the following prices:

Redemption Year	Price

2006	104.438%
2007	102.219%
2008 and thereafter	100%
      The Senior Subordinated Notes had a fair value of $712,500 at December 31, 2004, mature in 2012 and are redeemable at our option beginning in 2007 at the following prices:

Redemption Year	Price

2007	105.438%
2008	103.625%
2009	101.813%
2010 and thereafter	100%

      Aggregate maturities of long-term debt at December 31, 2004 were:

2005	$162,011
2006	136,008
2007	136,008
2008	151,203
2009	248,374
Thereafter	2,293,738

Total	$3,127,342

      On January 14, 2005, we issued $300 million aggregate principal amount of senior notes (“Holdco Notes”). These Holdco Notes bear interest of 6.875% per annum and will be payable semi-annually in arrears on January 15 and July 15 of each year, commencing July 15, 2005. The Holdco Notes are unsecured senior obligations of the Company and mature on January 15, 2013. See Note 17, Subsequent Events.

6.	Partnership Income and Investment
      Before the SBC Directory Acquisition, partnership income included our 50% share of the net profits of DonTech and revenue participation income received directly from SBC, which was based on the value of advertising sales. As a result of the SBC Directory Acquisition, SBC ceased paying us revenue participation income, we consolidate all net profits from DonTech and our DonTech partnership investment was eliminated. Consequently, partnership income was no longer reported commencing September 1, 2004. Partnership income from DonTech for the three years ended 2004, 2003 and 2002 consisted of the following:

	Eight Months
	Ended August 31,	Years Ended December 31,

	2004	2003	2002

50% share of DonTech net profits	$12,777	$17,347	$18,480
Revenue participation income	65,190	96,705	98,666

Total DonTech income	$77,967	$114,052	$117,146

      Summarized financial information of DonTech is shown in the table below. Prior to September 1, 2004, these results were not consolidated in our financial statements.

	Eight Months	Years Ended
	Ended August 31,	December 31,

	2004	2003	2002

Net revenues	$68,777	$99,711	$101,792
Operating income	$25,428	$33,526	$35,230
Net income	$25,554	$34,694	$36,959
      Our investment in DonTech, including the revenue participation receivable from SBC, was $175.7 million and $186.0 million at December 31, 2003 and 2002, respectively.
      CenDon. Through 2002, we were the exclusive sales agent in certain markets in Nevada, Florida, Virginia and North Carolina for CenDon, a joint venture with Centel Directory Company (“Centel”), a subsidiary of Sprint. Income from CenDon consisted of a priority distribution based on a percentage of CenDon advertising sales. Income from CenDon was $19.7 million in 2002. In connection with the SPA Acquisition, we became the sole owner of CenDon. The operating results of CenDon subsequent to the SPA Acquisition and prior to its dissolution were included in our consolidated results of operations.

7.	Redeemable Preferred Stock and Warrants
      We have 10,000,000 shares of preferred stock authorized for issuance. At December 31, 2004 and 2003, we had 200,604 shares of Preferred Stock outstanding.
      On January 3, 2003, we issued through a private placement 130,000 shares of Preferred Stock and warrants to purchase 1,072,500 shares of our common stock to the GS Funds for gross proceeds of $130 million. In November 2002, we issued through a private placement 70,000 shares of Series B-1 Preferred Stock and warrants to purchase 577,500 shares of our common stock to the GS Funds, for aggregate gross consideration of $70 million. On January 3, 2003, the 70,000 shares of Series B-1 Preferred Stock automatically converted into 70,604 shares of Preferred Stock. The Preferred Stock, and any accrued and unpaid dividends, are convertible into common stock at any time after issuance at a price of $24.05 per share and earns a cumulative dividend of 8% compounded quarterly. We cannot pay cash dividends on the Preferred Stock through September 2005, during which time the dividend will accrete. After October 1, 2005, we may pay the Preferred Stock dividend in cash, subject to any limitations under our Credit Facility, or allow it to accrete, at our option.
      We may redeem the Preferred Stock in cash at any time on or after January 3, 2006 if the market price (as defined) of our common stock exceeds 200% of the conversion price for 30 of 45 consecutive trading days. The Preferred Stock is redeemable in cash by us at any time on or after January 3, 2013. The Preferred Stock is redeemable in cash at the option of the GS Funds in the event of a Change in Control (as defined). At December 31, 2004, the liquidation value of the Preferred Stock was $234.9 million and such Preferred Stock was convertible into 9,766,564 shares of our common stock. Except in the case of a Change in Control (as defined) the redemption price of the Preferred Stock at any time is the greater of the liquidation value of the Preferred Stock or the market value of the Preferred Stock on an as converted basis at that time.
      The net proceeds received from the issuance of Preferred Stock in January 2003 and November 2002 were allocated to the Preferred Stock, warrants and the beneficial conversion feature (“BCF”) of the Preferred Stock based on their relative fair values. The fair value of the Preferred Stock was estimated using the Dividend Discount Method, which determines the fair value based on the discounted cash flows of the security. The BCF is a function of the conversion price of the Preferred Stock, the fair value of the warrants and the fair market value of the underlying common stock on the date of issuance. The fair value of the warrants ($12.18 for January 2003 warrants and $10.43 for November 2002 warrants) was determined based on the Black-Scholes model, with the following assumptions:

Dividend yield	0%
Expected volatility	35%
Risk-free interest rate	3.0%
Expected holding period	5 years
      In connection with each issuance of our Preferred Stock and each subsequent quarterly dividend date, a BCF was recorded because the fair value of the underlying common stock at the time of issuance was greater than the conversion price of the Preferred Stock. The BCF is treated as a deemed dividend because the Preferred Stock was convertible into common stock immediately after issuance. The Preferred Stock dividend in 2004 and 2003 of $21.8 million and $58.4 million, respectively, consisted of the stated 8% dividend of $17.9 million and $16.5 million, respectively, and a BCF of $3.9 million and $41.9 million, respectively.
      On January 14, 2005, we repurchased approximately 50% of our outstanding Preferred Stock from the GS Funds for $277.2 million. See Note 17, Subsequent Events.

8.	Stock Incentive Plans
      We maintain a shareholder approved stock incentive plan whereby certain employees and non-employee directors are eligible to receive stock options, stock appreciation rights, limited stock appreciation rights in tandem with stock options and deferred shares. Awards are typically granted at the fair market value of our common stock at the date of the grant. We follow APB No. 25, and related interpretations in accounting for our stock incentive plan. We typically do not recognize compensation expense related to the issuance of stock options. Compensation expense related to SARs is recognized at the end of each period in the amount by which the quoted market value of the underlying shares covered by the grant exceeds the grant price recognized over the vesting term. The awards expire not more than ten years from the grant date and the Board determines termination, vesting and other relevant provisions at the date of the grant.
      Non-employee directors receive options to purchase 1,500 shares and an award of 1,500 deferred shares upon election to the Board. Non-employee directors also receive, on an annual basis, options to purchase 1,500 shares and an award of 1,500 deferred shares. Non-employee directors may also elect to receive additional options in lieu of all or a portion of their annual cash retainer fee.
      Changes in awards outstanding under all of our stock incentive plans for the last three years were as follows:

		Weighted
		Average
		Exercise/Grant
	Shares	Price Per Share

Awards outstanding, December 31, 2001	2,629,354	$16.70
Granted	1,925,995	26.01
Exercised	(255,386)	14.70
Canceled or expired	(17,342)	24.82

Awards outstanding, December 31, 2002	4,282,621	20.97
Granted	484,676	30.54
Exercised	(1,278,643)	16.76
Canceled or expired	(144,242)	25.28

Awards outstanding, December 31, 2003	3,344,412	23.78
Granted	1,279,357	41.55
Exercised	(374,152)	19.60
Canceled or expired	(214,732)	28.54

Awards outstanding, December 31, 2004	4,034,885	$29.57

Available for future grants at December 31, 2004	453,825

      The following table summarizes information about stock awards outstanding and exercisable at December 31, 2004:

	Stock Awards Outstanding
				Stock Awards Exercisable
		Weighted Average
		Remaining	Weighted Average		Weighted Average
		Contractual Life	Exercise/Grant		Exercise/Grant
Range of Exercise/Grant Prices	Shares	(In Years)	Price Per Share	Shares	Price Per Share

$11.10 - $14.75	158,486	2.6	$13.58	158,486	$13.58
$15.22 - $19.41	452,724	4.1	15.73	452,724	15.73
$24.75 - $29.59	1,852,315	4.3	25.96	1,036,893	25.93
$30.11 - $39.21	315,553	5.1	30.70	59,690	30.79
$41.10 - $43.85	1,212,257	6.3	41.31	—	—
$46.06 - $53.74	43,550	6.5	48.03	1,500	47.06

	4,034,885	4.9	$29.55	1,709,293	$22.98

      At December 31, 2003, there were 3,344,412 options outstanding at a weighted average exercise price per share of $23.78 and 1,526,193 options exercisable at a weighted average exercise price of per share of $20.10.

At December 31, 2002, there were 4,282,621 options outstanding at a weighted average exercise price per share of $20.97 and 1,564,657 options exercisable at a weighted average exercise price per share of $15.18.
      On July 28, 2004, the Company granted 0.9 million stock appreciation rights (“SARs”) to certain employees, including senior management, in connection with the SBC Directory Acquisition. The SARs, which are settled in our common stock, were granted with a grant price of $41.58 per share which was equal to the fair market value of the Company’s common stock on the grant date. The maximum appreciation of each SAR is 100% of the initial grant price. In accordance with APB 25 and FIN 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans, we recognize non-cash compensation at the end of each period in the amount by which the quoted market value of the underlying shares covered by the grant exceeds the grant price recognized over the vesting term. We recognized non-cash compensation related to these SARs of $1.3 million during the year ended December 31, 2004.
      The options granted in 2002 included a grant of 1,486,000 options (“Founders Grant”) to certain employees, including senior management, in connection with the SPA Acquisition. These options were granted in October 2002 with an exercise price equal to the fair market value of the Company’s common stock on the date of grant. However, the award of these options was contingent upon the successful closing of the SPA Acquisition. Therefore, these options were subject to forfeiture until January 3, 2003, by which time the fair market value of the Company’s common stock exceeded the exercise price. Accordingly, these options are accounted for as compensatory options and resulted in a charge of $1.0 million and $1.7 million in 2004 and 2003, respectively.
      The sale of Preferred Stock in connection with the SPA Acquisition triggered a change in control under the terms of the Company’s stock incentive plans. Accordingly, all awards granted through the end of 2002, with the exception of the Founders Grant options and options held by senior management (who waived the change in control provisions), became fully vested.

9.	Income Taxes
      Deferred tax assets and liabilities are determined based on the estimated future tax effects of temporary differences between the financial statements and tax basis of assets and liabilities, as measured by the current enacted tax rates. Deferred tax expense (benefit) is the result of changes in the deferred tax asset and liability.
      Provision (benefit) for income taxes consisted of:

	2004	2003	2002

Current provision (benefit)
U.S. Federal	$(25,348)	$4,768	$31,545
State and local	(207)	(556)	5,110

Total current (benefit) provision	(25,555)	4,212	36,655
Deferred provision (benefit)
U.S. Federal	66,230	(31,722)	6,915
State and local	5,231	(8,508)	1,236

Total deferred provision (benefit)	71,461	(40,230)	8,151

Provision (benefit) for income taxes	$45,906	$(36,018)	$44,806

      The following table summarizes the significant differences between the U.S. Federal statutory tax rate and our effective tax rate.

	2004	2003	2002

Statutory U.S. Federal tax rate	35.0%	35.0%	35.0%
State and local taxes, net of U.S. Federal tax benefit	4.5	6.8	3.6
Non-deductible expense	—	—	1.4

Effective tax rate	39.5%	41.8%	40.0%

      Deferred tax assets and liabilities consisted of the following at December 31, 2004 and 2003:

	2004	2003

Deferred tax assets
Reorganization and restructuring costs	$616	$3,245
Bad debts	1,313	3,869
Postretirement benefits	3,493	2,267
Capital loss carryforward	6,148	5,738
Deferred stock compensation	2,366	2,208
Deferred directory cost uplift	4,812	—
Net operating loss carryforwards	71,630	71,101
Other	12,004	7,075

Total deferred tax assets	102,382	95,503
Valuation allowance	(6,148)	(5,738)

Net deferred tax assets	96,234	89,765

Deferred tax liabilities
Equity investment	58,741	52,399
Pension	8,804	7,652
Depreciation and amortization	138,559	48,712
Other	—	1,555

Total deferred tax liabilities	206,104	110,318

Net deferred tax liability	$109,870	$20,553

      The 2004 provision for income taxes of $45.9 million was comprised of a current tax benefit of $25.6 million and a deferred tax provision of $71.5 million. The 2004 current tax benefit was based on an effective tax rate of 39.5% and net operating losses of approximately $72.4 million related to tax deductions in connection with the SPA Acquisition and the SBC Directory Acquisition. The 2004 deferred tax provision of $71.5 million was primarily related to the difference in amortization expense recorded for tax purposes compared to book purposes with respect to the intangible assets acquired in connection with the SPA Acquisition and the SBC Directory Acquisition. The 2004 effective tax rate reflects a decrease in the state and local tax rate due to integration of the SPA Acquisition and the SBC Directory Acquisition.
      At December 31, 2004, the Company had $3.6 million of federal alternative minimum tax (AMT) credit carryforward, which does not expire. The Company also had Federal and state net operating loss carryforwards of approximately $73.4 million (net of carryback) and $249.0 million, respectively. The federal net operating loss carryforward will begin to expire in 2023, and the state net operating loss carryforwards will begin to expire in 2008. A portion of the benefits from the net operating loss carryforwards is reflected in additional paid-in capital as a portion of these net operating loss carryforwards are generated by deductions related to the exercise of stock options.

      The 2003 tax benefit of $36.0 million was comprised of current tax provision $4.2 million and a deferred tax benefit of $40.2 million. The 2003 tax benefit was based on an effective tax rate of 41.8% and net operating losses of approximately $176.0 million related to tax deductions in connection with the SPA Acquisition. The 2003 deferred tax benefit primarily related to the net operating loss generated in 2003 is partially offset by a deferred tax provision principally relating to the difference in amortization recorded for tax purposes compared to book purposes with respect to intangible assets acquired in connection with the SPA Acquisition.
      The 2002 effective tax rate was adversely impacted by the ChinaBig investment impairment charge of $2 million. The write-down of this investment was treated as a capital loss for income tax purposes and can only be utilized against capital gains. We did not believe it was more likely than not that the Company would generate capital gains in order to realize the tax benefits of this capital loss. Accordingly, a valuation allowance was established for the total amount of the deferred tax asset related to the capital loss on the ChinaBig investment. However, with regard to other deferred tax assets, we believe that we will obtain the full benefit of such assets based on an assessment of the Company’s anticipated profitability during the years the deferred tax assets are expected to become tax deductions.

10.	Benefit Plans
      Retirement Plans. We have a defined benefit pension plan covering substantially all employees with at least one year of service. The benefits to be paid to employees are based on years of service and a percentage of total annual compensation. The percentage of compensation allocated to a retirement account ranges from 3.0% to 12.5% depending on age and years of service (“cash balance benefit”). Benefits for certain employees who were participants in the predecessor The Dun & Bradstreet Corporation (“D&B”) Defined Benefit Pension Plan are also determined based on the participant’s average compensation and years of service (“final average pay benefit”) and benefits to be paid will equal the greater of the final average pay benefit or the cash balance benefit. Pension costs are determined using the projected unit credit actuarial cost method. Our funding policy is to contribute an amount at least equal to the minimum legal funding requirement. No contributions were required to be made in 2004, 2003 or 2002. The underlying pension plan assets are invested in diversified portfolios consisting primarily of equity and debt securities. We use a measurement date of December 31 for the majority of our plan assets.
      We also have an unfunded non-qualified defined benefit pension plan, the Pension Benefit Equalization Plan (“PBEP”), which covers senior executives and certain key employees. Benefits are based on years of service and compensation (including compensation not permitted to be taken into account under the previously mentioned defined benefit pension plan).
      We offer a defined contribution savings plan to substantially all employees and contribute $0.50 for each dollar contributed by a participating employee, up to a maximum of 6% of each participating employee’s salary (including bonus and commissions). Contributions under this plan were $1.7 million, $1.1 million and $0.7 million for the years ended December 31, 2004, 2003 and 2002, respectively.
      Other Postretirement Benefits. We have an unfunded postretirement benefit plan that provides certain healthcare and life insurance benefits to those full-time employees who reach retirement age while working for the Company.

      In connection with the SBC Directory Acquisition, we have assumed DonTech’s benefit plans. Information presented below for 2004 includes amounts for the Company plans and the DonTech plans since September 1, 2004. Information below for 2003 excludes amounts relating to the DonTech benefit plans since they were not our obligation at that time. The retirement and postretirement plans of the Company and DonTech are similar in nature and both share in a master trust. A summary of the funded status of the benefit plans at December 31, 2004 and 2003 was as follows:

	Retirement Plans		Postretirement Plan

	2004	2003	2004	2003

Change in benefit obligation
Benefit obligation, beginning of period (RHD)	$65,718	$57,862	$11,290	$5,840
Benefit obligation, as of September 1, 2004 (DonTech)	38,521	—	6,492	—
Service cost	4,147	3,246	548	480
Interest cost	4,661	3,671	870	490
Plan participant contributions	—	—	231	120
Amendments	—	(14)	2,786	2,830
Actuarial loss	3,861	4,161	2,406	2,220
Benefits paid	(3,519)	(3,208)	(886)	(700)
Impact of Medicare D	—	—	(4,303)	—
Other	—	—	—	10

Benefit obligation, end of period	$113,389	$65,718	$19,434	$11,290

Change in plan assets
Fair value of plan assets, beginning of period (RHD)	$64,798	$56,108	$—	$—
Fair value of plan assets, as of September 1, 2004 (DonTech)	31,317	—	—	—
Return on plan assets	8,272	11,895	—	—
Employer contributions	139	3	655	580
Plan participant contributions	—	—	231	120
Benefits paid	(3,519)	(3,208)	(886)	(700)

Fair value of plan assets, end of period	$101,007	$64,798	$—	$—

Reconciliation of Funded Status
Funded status of plans	$(12,382)	$(920)	$(19,434)	$(11,290)
Unrecognized net loss	28,601	20,965	1,873	2,440
Unrecognized prior service costs	1,227	1,069	4,588	2,600

Net amount recognized	$17,446	$21,114	$(12,973)	$(6,250)

      Net amounts recognized in the consolidated balance sheets at December 31, 2004 and 2003 were as follows:

	Retirement Plans		Postretirement Plan

	2004	2003	2004	2003

Prepaid benefit costs	$19,430	$21,704	$—	$—
Accrued liabilities	(2,499)	(590)	(12,973)	(6,250)
Accrued comprehensive income	515	—	—	—

Net amount recognized	$17,446	$21,114	$(12,973)	$(6,250)

      The accumulated benefit obligation for all defined benefit pension plans was $102.2 million and $61.1 million at December 31, 2004 and 2003, respectively.

      The projected benefit obligation and accumulated benefit obligation for the unfunded PBEP at December 31, 2004 and 2003 was as follows:

	2004	2003

Projected benefit obligation	$3,183	$678
Accumulated benefit obligation	$2,316	$529
      The net periodic benefit expense (income) of the retirement plans for the years ended December 31, 2004, 2003 and 2002 was as follows:

	2004	2003	2002

Service cost	$4,147	$3,246	$1,414
Interest cost	4,661	3,671	3,726
Expected return on plan assets	(6,680)	(5,910)	(6,952)
Unrecognized prior service cost	116	108	145
Amortization of net loss from earlier periods	733	—	—

Net periodic benefit expense (income)	$2,977	$1,115	$(1,667)

      Additional Information

	Retirement Plans		Postretirement Plan

	2004	2003	2004	2003

Increase in minimum pension liability included in other comprehensive income	$515	$—	$—	$—
      The following assumptions were used in determining the benefit obligations for the retirement plans and postretirement plan:

	2004	2003	2002

Weighted average discount rate	5.75%	6.00%	6.50%
Rate of increase in future compensation	3.66%	3.66%	3.66%
      The following assumptions were used in determining the net periodic benefit expense (income) for the retirement plans:

	2004	2003	2002

Weighted average discount rate	6.00%	6.50%	7.25%
Rate of increase in future compensation	3.66%	3.66%	4.41%
Expected return on plan assets	8.25%	8.25%	9.75%
      The weighted average discount rate used to determine the net periodic expense for the postretirement plan was 6.00%, 6.50% and 7.25% for 2004, 2003 and 2002, respectively.
      For 2004 we used, and for 2005 we will use, a rate of 8.25% as the expected long-term rate of return assumption on plan assets for the retirement plan. This assumption is based on the plan’s present target asset allocation of 65% equity securities and 35% debt securities. It reflects long-term capital market return forecasts for the asset classes employed, assumed excess returns from active management within each asset class, the portion of plan assets that are actively managed, and periodic rebalancing back to target allocations. Current market factors such as inflation and interest rates are evaluated before the long-term capital market assumptions are determined. Although we review our expected long-term rate of return assumption annually, our plan performance in any one particular year does not, by itself, significantly influence our evaluation. Our assumption is generally not revised unless there is a fundamental change in one of the factors upon which it is based, such as the target asset allocation or long-term capital market return forecasts.

      The net periodic benefit expense of the postretirement plan for the years ended December 31, 2004, 2003 and 2002 was as follows:

	2004	2003	2002

Service cost	$548	$490	$140
Interest cost	870	480	370
Amortization of unrecognized prior service credit	172	(70)	(70)
Amortization of unrecognized net loss	681	100	—
Other	—	10	—

Net periodic benefit expense	$2,271	$1,010	$440

      The following table reflects assumed healthcare cost trend rates.

	2004	2003

Healthcare cost trend rate assumed for next year
Under 65	11.0%	9.5%
65 and older	13.0%	9.5%
Rate to which the cost trend rate is assumed to decline	5.0%	5.0%
Number of years that it takes to reach the ultimate trend rate	9	10
      Assumed healthcare cost trend rates have a significant effect on the amounts reported for healthcare plans. A one-percentage-point change in assumed healthcare cost trend rates would have the following effects for 2004:

	One Percentage-	One Percentage-
	Point Increase	Point Decrease

Effect on total of service and interest costs	$391	$(314)
Effect on postretirement benefit obligation	3,470	(2,817)
      The pension plan weighted-average asset allocation at December 31, 2004 and 2003, by asset category, are as follows:

	Plan Assets at
	December 31,

	2004	2003

Equity securities	68%	67%
Debt securities	32%	33%

Total	100%	100%

      A total return investment approach in which a mix of equity and debt investments are used to maximize the long-term return on plan assets at a prudent level of risk. The plan’s target asset allocation is presently 65% equity securities and 35% debt securities. The target allocation is controlled by periodic rebalancing back to target. Plan assets are invested using a combination of active and passive (indexed) investment strategies.
      The plan’s equity securities are diversified across U.S. and non-U.S. stocks. The plan’s debt securities are diversified principally among securities issued or guaranteed by the United States government or its agencies, mortgage-backed securities, including collateralized mortgage obligations, investment-grade corporate debt obligations and dollar-denominated obligations issued in the U.S. and by non-U.S. banks and corporations.
      Investment risk is controlled through diversification among asset classes, managers and securities. Risk is further controlled at the investment manager level by requiring active managers to follow formal written investment guidelines. Investment results are measured and monitored on an ongoing basis, and quarterly investment reviews are conducted. The plan’s active United States investment manager is prohibited from investing plan assets in equity or debt securities issued or guaranteed by RHD. However, the plan may hold Donnelley stock if it is part of a total United States equity market index fund in which the plan invests.

Estimated Future Benefit Payments
      The following benefit payments, which reflect expected future service net of Medicare subsidy, as appropriate, are expected to be paid:

	Pension	Other
	Benefits	Benefits

2005	$5,065	$870
2006	5,338	900
2007	5,714	970
2008	5,972	970
2009	6,399	1,020
Years 2010-2014	41,163	6,150
      We expect to make contributions of approximately $0.9 million and $0.1 million to our defined benefit and non-qualified defined benefit plans, respectively in 2005.
      In May 2004, the Financial Accounting Standards Board issued Financial Staff Position (“FSP”) No. FAS 106-2, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003, which provides guidance on accounting for the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 for employers that sponsor postretirement healthcare plans that provide drug benefits. The Act introduces prescription drug care benefits under Medicare and also allows for certain sponsors of postretirement benefit plans with a drug benefit to receive a non-taxable federal subsidy if certain criteria are met. The FSP requires interim and annual period financial statements beginning after June 15, 2004 to include the effect of the subsidy on the measurement of net periodic postretirement benefit costs. We adopted the provisions of the FSP in the fourth quarter of 2004, which resulted in a decrease to our accumulated postretirement benefit obligation of approximately $4.3 million.

11.	Commitments
      We lease office facilities and equipment under operating leases with non-cancelable lease terms expiring at various dates through 2014. Rent and lease expense for 2004, 2003 and 2002 was $11.6 million, $10.2 million and $3.1 million, respectively. The future non-cancelable minimum rental payments applicable to operating leases at December 31, 2004 are:

2005	$7,021.0
2006	7,362.4
2007	7,399.8
2008	7,181.3
2009	5,904.4
Thereafter	14,706.0

Total	$49,574.9

      We have entered into long-term purchase agreements for paper used in the publishing of our directories. The purchase commitments for the paper is with four suppliers and is estimated, based on minimum required quantities, to aggregate approximately $44.5 million through 2006. Minimum purchases required under these agreements are $26.4 million in 2005 and $18.1 million in 2006. In connection with the SBC Directory Acquisition, we entered into a SMARTpages reseller agreement whereby we are obligated to pay SBC $15.4 million over the 5-year term of the agreement.

12.	Legal Proceedings
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
Information Resources, Inc.
      The following is a description of an antitrust lawsuit filed in 1996 by Information Resources, Inc. (“IRI”). VNU N.V., a publicly traded Dutch company (“VNU”), and its U.S. subsidiaries VNU, Inc., AC Nielsen, AC Nielsen (US), Inc. (“ACN (US)”), and NMR (collectively, the “VNU Parties”), have assumed exclusive joint and several liability for any judgment or settlement of this antitrust lawsuit (collectively, the “IRI Liabilities”). As a result of the indemnity obligation, we do not have any exposure to a judgment or settlement of this lawsuit unless the VNU Parties default on their obligations. In the event of such default, we have contingent liability for this matter as a result of our succeeding to D&B’s liabilities and obligations as part of the 1998 Distribution. In such event, however, under the contractual commitments described below, any such amounts that we might need to pay would be shared equally (50% each) by D&B and Moody’s, on a joint and several basis. Only if D&B and Moody’s were unable to bear all or a part of the IRI Liabilities, would we be liable, and then only to the extent that either of them could not satisfy their joint and several indemnity obligations to us.
      On February 1, 2005, the U.S. District Court for the Southern District of New York entered a final judgment against IRI dismissing IRI’s claims with prejudice and on the merits. IRI has filed a notice of appeal to the Second Circuit Court of Appeals. Due to the dismissal of this matter and several layers of indemnity described above, our disclosure regarding this matter will be relatively brief. For a more detailed discussion regarding the background and past procedural history regarding this matter, please see our prior periodic reports.
      In July 1996, IRI filed a complaint, subsequently amended in 1997, in the United States District Court for the Southern District of New York, naming as defendants D&B (now, the Company, as successor of D&B),

A.C. Nielsen Company (a subsidiary of ACNielsen) and IMS (then known as Cognizant), at the time of the filing, all wholly owned subsidiaries of D&B.
      The amended complaint alleged, among other claims, various violations of U.S. antitrust laws under Sections 1 and 2 of the Sherman Antitrust Act. IRI sought damages in excess of $650.0 million, which IRI sought to treble under the antitrust laws. IRI also sought punitive damages of an unspecified amount, which we believe are precluded as a result of the prior dismissal of one of IRI’s claims.
      In December 2004, the Court entered an order that barred IRI from arguing that defendant’s pricing practices or discounts were illegal or anti-competitive unless it could satisfy a specified burden of proof. In response to this ruling, in a press release, IRI stated, in relevant part, “without this evidence, IRI believes that little would be left of IRI’s case to take to trial.” As a result, IRI asked the Court to enter a final judgment against it so that it could take an immediate appeal to the Second Circuit. Defendants did not object to this request. As noted above, the case was dismissed by the District Court and IRI has filed an appeal. The Court of Appeals for the Second Circuit has ordered that the appeal be argued no earlier than the week of June 13, 2005.
      In connection with the 1996 Distribution, Cognizant (now NMR), ACNielsen and D&B (now the Company) entered into an Indemnity and Joint Defense Agreement. On July 30, 2004, the VNU Parties, the Company, D&B, Moody’s and IMS entered into an Amended and Restated Indemnity and Joint Defense Agreement (the “Amended JDA”).
      Pursuant to the Amended JDA, any and all IRI Liabilities incurred by us, D&B, Moody’s or IMS relating to a judgment (even if not final) or any settlement being entered into in the IRI action will be jointly and severally assumed and fully discharged exclusively by the VNU Parties. Under the Amended JDA, the VNU Parties have agreed to, jointly and severally, indemnify us, D&B, Moody’s and IMS from and against all IRI Liabilities to which we become subject.
      Under the agreements relating to the 1998 Distribution, D&B assumed the defense and agreed to indemnify us against any payments that we may be required to make with respect to the IRI Liabilities and related legal fees. As required by those agreements, Moody’s Corporation, which subsequently separated from D&B in the 2000 Distribution, has agreed to be jointly and severally liable with D&B for the indemnity obligation to us. We understand that D&B and Moody’s have agreed amongst themselves to share equally (50% each) these indemnity obligations to us. Only if D&B and Moody’s were unable to bear all or a part of their aggregate 50% share of the liability would we be liable, and then only to the extent that either of them could not satisfy their joint and several indemnity obligations to us.
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
      While, as described above, the IRI lawsuit has been dismissed with prejudice on the merits, IRI has filed an appeal. Accordingly, we are unable to predict the outcome of the IRI litigation or the financial condition of any of the VNU Parties or the other defendants at the time of any such outcome (and hence we cannot estimate their ability to pay the IRI Liabilities pursuant to the Amended JDA or the judgment or settlement in the IRI action). Nonetheless, while we cannot assure you as to the outcome of this matter, management presently believes that the VNU Parties have sufficient financial resources and borrowing capacity to satisfy their obligations under the Amended JDA and, if they default, D&B and Moody’s have sufficient financial resources and borrowing capacity to reimburse us for any payments we may be required to make and related costs we may incur in connection with this matter. Therefore, management presently believes that the ultimate resolution of this matter would not have a material adverse effect on the Company’s results of operations, cash flows or financial condition. Accordingly, no amount in respect of this matter has been accrued in our consolidated financial statements.
Tax Matters
      D&B entered into global tax-planning initiatives in the normal course of its business, primarily through tax-free restructurings of both its foreign and domestic operations (collectively, “Legacy Tax Matters”). The IRS is currently disputing certain tax positions taken with respect to the Legacy Tax Matters. The status of these Legacy Tax Matters is summarized below, including the settlement of the matter below under “Utilization of Capital Losses — 1989 — 1990” (“Capital Losses Matter”) during the fourth quarter of 2004.
      Pursuant to a series of tax sharing and other agreements (collectively, “Tax Sharing Agreements”) relating to the spin-offs and separations referred to above, IMS and NMR are jointly and severally liable for, and must pay one-half of, and D&B and Moody’s are jointly and severally liable for, and must pay the other half of, any payments over $137.0 million for taxes, accrued interest and other amounts resulting from the Legacy Tax Matters summarized below (other than the matter summarized below under “— Amortization and Royalty Expense Deductions/Royalty Income — 1997-2004,” for which D&B and Moody’s, jointly and severally, are solely responsible). D&B, on our behalf, was contractually obligated to pay, and did pay, the first $137.0 million of tax liability in connection with the Capital Loss Matter.
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
      While we cannot assure you as to the outcome of these Legacy Tax Matters (other than the settled Capital Losses Matter), management presently believes that D&B and Moody’s have sufficient financial resources, borrowing capacity and, where applicable, indemnity rights against IMS and NMR (who succeeded to Cognizant’s indemnity obligations under the Cognizant Distribution) and IMS and NMR in turn have sufficient financial resources and borrowing capacity to satisfy their respective indemnity obligations to D&B and Moody’s, so as to reimburse us for any payments we may be required to make and related costs we may incur in connection with these Legacy Tax Matters. Therefore, management presently believes that the ultimate resolution of these Legacy Tax Matters would not have a material adverse effect on the Company’s results of operations, cash flows or financial condition.
Utilization of Capital Losses — 1989 — 1990
      In 2000, D&B filed an amended tax return with respect to the utilization of capital losses in 1989 and 1990 in response to a formal IRS notice of adjustment. The amended tax return reflected an additional $561.6 million of tax and interest due. In 2000, D&B paid the IRS approximately $349.3 million and IMS (on behalf of itself and NMR) paid the IRS approximately $212.3 million. We understand that these payments were made under dispute in order to stop additional interest from accruing.
      During the fourth quarter of 2004, we (as the taxpayer of record) entered into a settlement agreement with the IRS resolving this Capital Losses Matter. As described above, we are fully indemnified against any payments required to be made to the IRS resulting from this settlement. We expect that the aggregate tax liability (including penalties) arising from this settlement will be approximately $48 million payable to the IRS following receipt of various bills from the IRS related to the settlement. In February 2005, the IRS issued the first bill for tax year 1990 in the amount of $11.6 million, which was paid in full by our indemnitors on February 24, 2005. In March 2005, we (as the taxpayer of record) received a second bill from the IRS in the amount of $63.2 million. The IRS has indicated in writing that the amount of this bill was inaccurate and should have been only $35.8 million. Based on that written confirmation, our indemnitors paid their respective shares (including D&B and Moody’s paying any shortfall from IMS and NMR as described in the following paragraph) of the $35.8 million liability by the March 14, 2005 deadline. We understand that D&B expects the IRS to issue bills for the remaining balance of the settlement payment during the first half of 2005.
      As noted above, the Tax Sharing Agreements provide that IMS and NMR are jointly and severally liable for, and must pay one half of, the tax liabilities relating to the Capital Expense Matter. We understand that IMS and NMR have advised D&B that they do not believe they are responsible for certain portions of the remaining balance of the settlement payment. Nevertheless, under our indemnity arrangements with D&B and Moody’s, they would be jointly and severally liable for any portion of the settlement not paid by IMS or NMR, and each of them have acknowledged to us their responsibility for any shortfall from IMS or NMR. We understand that based upon their discussions with IMS and NMR, D&B estimates that it and Moody’s will be required to pay approximately $4.5 million (tax and interest, net of tax benefits) in excess of their allocable share of the settlement under the terms of the Tax Sharing Agreements. We understand that D&B and Moody’s believe that the position of IMS and NMR is contrary to the provisions of the Tax Sharing Agreements and that they have commenced discussions with respect to this dispute under the negotiation process contemplated by the Tax Sharing Agreements. We understand that if such negotiations are not successful, D&B intends to commence arbitration proceedings against IMS and NMR to enforce the relevant provisions of the Tax Sharing Agreements. As the taxpayer of record, we would likely need to commence such an arbitration proceeding ourselves on behalf of D&B and Moody’s. While we understand that D&B believes that it would prevail in any such arbitration, we cannot assure you with respect to the ultimate outcome of such proceeding or the timing of its resolution.
Royalty Expense Deductions — 1993 — 1997
      In the second quarter of 2003, D&B received (on our behalf) a proposed notice of deficiency from the IRS with respect to a partnership transaction entered into in 1993. Specifically, the IRS proposed to disallow certain royalty expense deductions claimed by D&B on its 1993 through 1996 tax returns. We understand that D&B estimates that the disallowance of the 1993 and 1994 royalty expense deductions would result in a loss to it of approximately $5.0 million in pending tax refunds and that the additional tax liability to it with respect to the disallowance of the 1995 and 1996 royalty expense deductions could be up to approximately $46.2 million (tax, interest and penalties, net of tax benefits).
      In addition, and also in the second quarter of 2003, D&B received from the IRS on behalf of the partnership associated with the above transaction a notice of proposed partnership adjustment challenging the tax treatment of certain royalty payments received by the partnership in which D&B was a partner. In that notice, the IRS is seeking to reallocate certain partnership income to D&B. In January and April 2004, D&B received additional IRS notices (similar to those received in the second quarter of 2003) associated with D&B’s remaining interest in the partnership transaction (as described above) for the three months in 1997 for which the entities were partners. The additional tax liability with respect to D&B’s share of this income for the notices received in the second quarter of 2003 and January and April 2004 could be up to $22.8 million (tax, interest and penalties, net of tax benefits). We understand that D&B believes that these positions regarding the partnership are inconsistent with the IRS’ position with respect to the same royalty expense deductions described above. This $22.8 million additional liability would be in addition to the $46.2 million of additional liability related to royalty expense deductions discussed in the previous paragraph. These matters are collectively referred to herein as the Royalty Expense Matter.
      We previously reported in our Form 10-Q for the quarters ended June 30, 2004 and September 30, 2004 that we understood that D&B had reached a tentative settlement (“Proposed Settlement”) with the IRS regarding the disallowance of the 1995 and 1996 royalty expense deductions portion of the Royalty Expense Matter. We also previously reported that we understood that during the third quarter of 2004, the IRS tendered to D&B (on our behalf) a final settlement agreement with respect to the Royalty Expense Matter for tax years 1995 and 1996, reflecting the financial terms set forth in the related Proposed Settlement. According to the terms of the Proposed Settlement, the taxpayer would retain approximately 15% of the tax benefit associated with the Royalty Expense Matter for 1995 and 1996 and pay a penalty of approximately 7% with respect to the Royalty Expense Matter for 1995 and 1996.
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
      The Tax Sharing Agreements, which govern each of the parties’ rights and obligations under these circumstances, provide (the “Royalty Expense Indemnity & Defense Provisions”) that, a party withholding consent to a proposed settlement shall “continue or initiate further proceedings” with the IRS “at its own expense, and the liability of [the parties previously in control of such proceedings] shall be limited to the liability that would have resulted from the proposed settlement agreement [that was not consented to] (including interest, additions to tax and penalties which have accrued at that time.)” We believe, therefore, as a result of the failure of NMR and IMS to provide their consent, our contingent (assuming each of D&B and Moody’s fail to satisfy their indemnity obligations to us) liability for this Royalty Expense Matter with respect to tax years 1995 and 1996 has been effectively capped at the amounts provided in the final settlement agreement tendered by the IRS. We also believe that in accordance with the Royalty Expense Indemnity & Defense Provisions, NMR and IMS would be jointly and severally liable for any excess amounts above those reflected in the final settlement agreement tendered by the IRS that may ultimately be owing under this Royalty Expense Matter with respect to tax years 1995 and 1996. We understand that D&B estimates that the ultimate resolution of this portion of the Royalty Expense Matter would have a projected net impact to its cash flow of $37.7 million (tax, interest and penalties, net of tax benefits) based upon the financial terms of the final settlement agreement tendered by the IRS.
      IMS has alleged various breaches of our and D&B’s obligations under the Tax Sharing Agreements related to D&B’s management and attempted settlement of this matter with the IRS. In addition to “reserving its rights” against us and D&B, IMS has urged NMR (which is in direct contractual privity with us) to:

•	challenge our application of the Royalty Expense Indemnity & Defense Provisions of the Tax Sharing Agreements — specifically that NMR should reject our position that NMR must now lead the defense and that NMR and IMS jointly and severally indemnify us for any financial outcome that is less advantageous to us than the final settlement agreement); and

•	assert breaches of contract and to terminate the obligations of IMS and NMR under the Tax Sharing Agreements generally.
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
      As noted above, the IRS has withdrawn the Proposed Settlement with respect to tax years 1995 and 1996 and accordingly may issue notices preliminary to making assessments at any time. If D&B were to challenge any such assessment for tax years other than 1993 and 1994 in U.S. District Court or the U.S. Court of Federal Claims, rather than in U.S. Tax Court, the disputed amounts for each applicable year would need to be paid in advance for the Court to have jurisdiction over the case. It is possible that the IRS may seek to issue notices with respect to each of the positions noted above that D&B believes are inconsistent.
      The 1993, 1994, and 1997 royalty expense deduction portions of the Royalty Expense Matter remain pending before the IRS.
Amortization and Royalty Expense Deductions/Royalty Income — 1997 — 2004
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
      Specifically, the IRS asserted that certain amortization expense deductions claimed by D&B on its 1997 and 1998 tax returns should be disallowed. We understand that D&B estimates that the additional tax liability to it as a result of the disallowance of the 1997 and 1998 amortization deductions and the disallowance of such deductions claimed from 1999 to date could be up to $59.9 million (tax, interest and penalties, net of tax benefits). This transaction is scheduled to expire in 2012 and, unless earlier terminated, based on current interest rates and tax rates, additional tax exposure would increase at a rate of approximately $2.1 million per quarter (including potential penalties) as future amortization expenses are deducted.
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
      In the event the IRS were to prevail on both positions with respect to the royalty expense/income, which D&B believes unlikely, D&B estimates that the additional tax liability to it as a result of the disallowance of the 1997 and 1998 royalty expense deductions, the disallowance of such deductions claimed from 1999 to date and the inclusion of the reallocated royalty income for all relevant years could be up to $140.7 million (tax, interest and penalties, net of tax benefits), which would be in addition to the $59.9 million noted above related to the amortization expense deduction.
      We understand that D&B has filed protests relating to these matters with the IRS Office of Appeals. We understand that during the third quarter of 2004, D&B was informed by the IRS Office of Appeals that this matter was being returned to the Examination Division of the IRS for further development of the issues. We understand that D&B is attempting to resolve these matters with the IRS before proceeding to litigation, if necessary. If D&B were to challenge, at any time, any of these IRS positions for years 1997 and 1998 in

U.S. District Court or the U.S. Court of Federal Claims, rather than in U.S. Tax Court, the disputed amounts for each applicable year would need to be paid in advance for the Court to have jurisdiction over the case. It is possible that the IRS may seek to issue notices with respect to each of the positions noted above that D&B believes are inconsistent.
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

13.	Business Segments
      We have revised our historical segment reporting to reflect the change in our business that resulted from the SBC Directory Acquisition and to reflect how management now reviews and analyzes the business. Our business of publishing yellow pages directories is now conducted in one reportable operating segment. All pre-press publishing services and other ancillary services previously performed on behalf of others are now performed entirely on behalf of the directories we publish. As a result of the SBC Directory Acquisition, SBC ceased paying us revenue participation income, we consolidate all net profits from DonTech and our partnership investment in DonTech was eliminated. Consequently, partnership income was no longer reported commencing on September 1, 2004 and, accordingly, the previously reported DonTech operating segment is no longer applicable.

14.	Guarantees
      R.H. Donnelley Inc. is a direct wholly owned subsidiary of the Company and the issuer of the Pre-acquisition Notes, which were redeemed in full in February 6, 2004, and the Senior Notes and Subordinated Notes. The Company and the direct and indirect 100% owned subsidiaries of R.H. Donnelley Inc. jointly and severally, fully and unconditionally, guarantee these debt instruments. The Holdco Notes were not issued as of December 31, 2004 and are not guaranteed by any of the Company’s subsidiaries. At December 31, 2004, R.H. Donnelley Inc.’s direct wholly owned subsidiaries were R.H. Donnelley Publishing & Advertising, Inc., R.H. Donnelley APIL, Inc., DonTech Holdings, LLC, The DonTech II Partnership, R.H. Donnelley Publishing & Advertising of Illinois Holdings, LLC, R.H. Donnelley Publishing & Advertising of Illinois Partnership and Get Digital Smart.com Inc.
      At December 31, 2002, R.H. Donnelley Inc.’s direct wholly owned subsidiaries were R.H. Donnelley APIL, Inc., R.H. Donnelley CD, Inc., R.H. Donnelley Acquisitions II, Inc. and Get Digital Smart.com Inc. R.H. Donnelley Acquisitions II, Inc. was a wholly owned subsidiary of R.H. Donnelley APIL, Inc. R.H. Donnelley Finance Corporation I and II, subsidiary borrowers established in connection with the financing for the SPA Acquisition, were non-guarantor subsidiaries at December 31, 2002. The following consolidating condensed financial statements should be read in conjunction with the consolidated financial statements of the Company.
      As of December 31, 2004, R.H. Donnelley Corporation has issued 200,604 shares of its Preferred Stock. See Note 7, Redeemable Preferred Stock and Warrants for a further description of the terms of the Preferred

Stock and the related dividend requirements. See Note 12, Litigation for a description of various legal proceedings in which the Company is involved and related contingencies.
      R.H. Donnelley Corporation receives dividends from R.H. Donnelley Inc. for the payment of income taxes. Dividends received for the payment of income taxes were $0, $389 million and $39.6 million for the years 2004, 2003 and 2002, respectively. Dividends for other items in each of these years were not significant.
      In general, substantially all of the net assets of the Company and its subsidiaries are restricted from being paid as dividends to any third party, and our subsidiaries are restricted from paying dividends, loans or advances to R.H. Donnelley Corporation with very limited exceptions, under the terms of our Credit Facility. See Note 5, Long-Term Debt, Credit Facilities and Notes for a further description of our debt instruments.
R.H. Donnelley Corporation
Consolidating Condensed Balance Sheet
December 31, 2004

	R.H. Donnelley	R.H. Donnelley			Consolidated
	Corp.	Inc.	Guarantor		R.H. Donnelley
	(Parent)	(Issuer)	Subsidiaries	Eliminations	Corporation

Assets
Cash and cash equivalents	$—	$6,008	$4,747	$—	$10,755
Accounts receivable, net	—	—	455,433	—	455,433
Deferred directory costs	—	—	155,959	(39,442)	116,517
Other current assets	—	18,456	693,933	(671,785)	40,604

Total current assets	—	24,464	1,310,072	(711,227)	623,309
Investment in subsidiaries	234,096	1,895,478	—	(2,129,574)	—
Fixed assets, net	—	31,125	6,562	(1)	37,686
Other assets	—	101,061	1,567	—	102,628
Notes receivable	—	2,124,745	—	(2,124,745)	—
Intangible assets, net	—	—	2,905,026	304	2,905,330
Goodwill	—	—	309,969	—	309,969

Total assets	$234,096	$4,176,873	$4,533,196	$(4,965,243)	$3,978,922

Liabilities, Preferred Stock and Shareholders’ Equity (Deficit)
Accounts payable and accrued liabilities	$—	$366,086	$45,091	$(330,815)	$80,362
Deferred directory revenue	—	—	381,424	—	381,424
Current portion LTD.	—	162,011	111,840	(111,840)	162,011

Total current liabilities	—	528,097	538,355	(442,655)	623,797
Long-term debt	—	3,314,522	2,012,905	(2,362,096)	2,965,331
Deferred income taxes, net	—	70,612	53,366	(5,158)	118,820
Other long-term liabilities	—	29,546	33,092	(25,760)	36,878
Redeemable convertible preferred stock	216,111	—	—	—	216,111
Shareholders’ equity	17,985	234,096	1,895,478	(2,129,574)	17,985

Total liabilities, preferred stock and shareholders’ equity	$234,096	$4,176,873	$4,533,196	$(4,965,243)	$3,978,922

R.H. Donnelley Corporation
Consolidating Condensed Balance Sheet
December 31, 2003

	R.H. Donnelley	R.H. Donnelley				Consolidated
	Corp.	Inc.	Guarantor			R.H. Donnelley
	(Parent)	(Issuer)	Subsidiaries	Eliminations		Corporation

Assets
Cash and cash equivalents	$—	$6,900	$822		$—	$7,722
Accounts receivable, net	—	—	210,981		—	210,981
Deferred directory costs	—	—	33,035		—	33,035
Other current assets	—	12,696	20,157		—	32,853

Total current assets	—	19,596	264,995		—	284,591
Investment in subsidiaries	141,978	2,362,171	2,125,356		(4,453,776)	175,729
Fixed assets, net	—	17,201	3,424		(1)	20,624
Other assets	—	95,583	—		—	95,583
Intangible assets, net	—	—	1,865,167		—	1,865,167
Goodwill	—	—	97,040		—	97,040

Total assets	$141,978	$2,494,551	$4,355,982	$	(4,453,777)	$2,538,734

Liabilities, Preferred Stock and Shareholders’ Equity (Deficit)
Accounts payable and accrued liabilities	$—	$119,155	$19,292		$(104,945)	$33,502
Deferred directory revenue	—	—	216,525		—	216,525
Current portion LTD.	—	49,586	—		—	49,586

Total current liabilities	—	168,741	235,817		(104,945)	299,613
Long-term debt	—	2,042,547	—		—	2,042,547
Deferred income taxes, net	—	(22,739)	56,368		—	33,629
Other long-term liabilities	—	20,940	27		—	20,967
Redeemable convertible preferred stock	198,223	—	—		—	198,223
Shareholders’ (deficit) equity	(56,245)	285,062	4,063,770		(4,348,832)	(56,245)

Total liabilities, preferred stock and shareholders’ equity (deficit)	$141,978	$2,494,551	$4,355,982		$(4,453,777)	$2,538,734

R.H. Donnelley Corporation
Consolidating Condensed Statement of Operations
For the Year Ended December 31, 2004

	R.H. Donnelley	R.H. Donnelley			Consolidated
	Corp.	Inc.	Guarantor		R.H. Donnelley
	(Parent)	(Issuer)	subsidiaries	Eliminations	Corporation

Net revenue	$—	$12,980	$638,361	$(48,225)	$603,116
Expenses	—	44,282	393,279	(48,226)	389,335
Partnership and equity income	70,312	76,189	65,190	(133,724)	77,967

Operating (loss) income	70,312	44,887	310,272	(133,723)	291,748
Interest (expense) income	—	17,841	(193,371)	—	(175,530)
Other income	—	22	(22)	—	—

Pre-tax (loss) income	70,312	62,750	116,879	(133,723)	116,218
Income tax (expense) benefit	—	7,562	(53,468)	—	(45,906)

Net (loss) income	70,312	70,312	63,411	(133,723)	70,312
Dividend on Preferred Stock	21,791	—	—	—	21,791

(Loss) income available to common shareholders	$48,521	$70,312	$63,411	$(133,723)	$48,521

R.H. Donnelley Corporation
Consolidated Condensed Statement of Operations
For the Year Ended December 31, 2003

	R.H. Donnelley	R.H. Donnelley			Consolidated
	Corp.	Inc.	Guarantor		R.H. Donnelley
	(Parent)	(Issuer)	subsidiaries	Eliminations	Corporation

Net revenue	$—	$22,198	$234,247	$—	$256,445
Expenses	—	72,294	205,677	—	277,971
Partnership and equity income	(49,953)	106,606	222,992	(165,593)	114,052

Operating (loss) income	(49,953)	56,510	251,562	(165,593)	92,526
Interest (expense) income	—	(187,149)	7,129	—	(180,020)
Other income	—	1,523	—	—	1,523

Pre-tax (loss) income	(49,953)	(129,116)	258,691	(165,593)	(85,971)
Income tax (expense) benefit	—	79,163	(43,145)	—	36,018

Net (loss) income	(49,953)	(49,953)	215,546	(165,593)	(49,953)
Dividend on Preferred Stock	58,397	—	—	—	58,397

(Loss) income available to common shareholders	$(108,350)	$(49,953)	$215,546	$(165,593)	$(108,350)

R.H. Donnelley Corporation
Consolidated Condensed Statement of Operations
For the Year Ended December 31, 2002

	R.H. Donnelley	R.H.				Consolidated
	Corp.	Donnelley Inc.	Guarantor	Non-guarantor		R.H. Donnelley
	(Parent)	(Issuer)	Subsidiaries	Subsidiaries	Eliminations	Corporation

Net revenue	$—	$75,406	$—	$—	$—	$75,406
Expenses	—	65,990	307	—	—	66,297
Partnership and equity income	67,177	85,378	121,669	—	(137,351)	136,873

Operating income	67,177	94,794	121,362	—	(137,351)	145,982
Interest (expense) income	—	(29,521)	7,129	(11,156)	—	(33,548)
Other expense	—	(451)	—	—	—	(451)

Pre-tax income (loss)	67,177	64,822	128,491	(11,156)	(137,351)	111,983
Income tax benefit (expense)	—	2,355	(47,161)	—	—	(44,806)

Net income (loss)	67,177	67,177	81,330	(11,156)	(137,351)	67,177
Dividend on Preferred Stock	24,702	—	—	—	—	24,702

Income (loss) available to common shareholders	$42,475	$67,177	$81,330	$(11,156)	$(137,351)	$42,475

R.H. Donnelley Corporation
Consolidating Condensed Statement of Cash Flows
For the Year Ended December 31, 2004

	R.H. Donnelley	R.H. Donnelley			Consolidated
	Corp.	Inc.	Guarantor		R.H. Donnelley
	(Parent)	(Issuer)	Subsidiaries	Eliminations	Corporation

Cash flow from operations	$—	$302,414	$237,916	$(134,027)	$406,303
Cash flow from investing activities
Purchase of fixed assets	—	(14,919)	(3,094)	—	(18,013)
Acquisitions	—	(1,330,000)	(83,620)	—	(1,413,620)
Other	(22,929)	111,840	22,929	(111,840)	—

Net cash flow from investing activities	(22,929)	(1,233,079)	(63,785)	(111,840)	(1,431,633)

Cash flow from financing activities
Proceeds from Debt	—	1,384,400	80,047	—	1,464,447
Debt repayments	—	(442,624)	(111,840)	111,840	(442,624)
Other	22,929	—	(16,389)	—	6,540

Net cash flow from financing activities	22,929	941,776	(48,182)	111,840	1,028,363

Change in cash	—	11,111	125,949	(134,027)	3,033
Cash at beginning of year	—	6,900	822	—	7,722

Cash at end of period	$—	$18,011	$126,771	$(134,027)	$10,755

R.H. Donnelley Corporation
Consolidated Condensed Statement of Cash Flows
For the Year Ended December 31, 2003

	R.H. Donnelley	R.H. Donnelley		Consolidated
	Corp.	Inc.	Guarantor	R.H. Donnelley
	(Parent)	(Issuer)	subsidiaries	Corporation

Cash flow from operations	$—	$(136,482)	$385,079	$248,597
Cash flow from investing activities	(125,683)	(219,175)	(33,056)	(377,914)
Cash flow from financing activities	125,683	354,812	(351,243)	129,252

Change in cash	—	(845)	780	(65)
Cash at beginning of period	—	7,745	42	7,787

Cash at end of period	$—	$6,900	$822	$7,722

R.H. Donnelley Corporation
Consolidated Condensed Statement of Cash Flows
For the Year Ended December 31, 2002

	R.H.	R.H.
	Donnelley	Donnelley		Non-		Consolidated
	Corp.	Inc.	Guarantor	Guarantor		R.H. Donnelley
	(Parent)	(Issuer)	Subsidiaries	Subsidiaries	Eliminations	Corporation

Cash flow from operations		$14,342	$40,554	$(4,941)	—	$49,955
Cash flow from investing activities	$(69,300)	(107,443)	—	(1,825,000)	$69,300	(1,932,443)
Cash flow from financing activities	69,300	86,179	(40,566)	1,829,941	(69,300)	1,875,554

Change in cash	—	(6,922)	(12)	—	—	(6,934)
Cash at beginning of period		14,667	54			14,721

Cash at end of period	$—	$7,745	$42	$—	$—	$7,787

15.	Valuation and Qualifying Accounts

		Net Addition
		to
		Allowances
		from SPA &	Net Additions
	Balance at	SBC	Charged to	Write-offs	Balance at
	Beginning	Directory	Revenue and	and Other	End of
	of Period	Acquisitions	Expense	Deductions	Period

Allowance for Doubtful Accounts and Sales Claims
For the year ended December 31, 2004	$11,956	25,788	32,339	(36,990)	$33,093
For the year ended December 31, 2003	$4,772	31,052	1,611	(25,479)	$11,956
For the year ended December 31, 2002	$6,339	—	3,300	(4,867)	$4,772
Deferred Tax Asset Valuation Allowance
For the year ended December 31, 2004	$5,738	—	410	—	$6,148
For the year ended December 31, 2003	$6,094	—	(356)	—	$5,738
For the year ended December 31, 2002	$4,287	—	1,807	—	$6,094

16.	Quarterly Information (unaudited)

	Three Months Ended

			September	December
	March 31	June 30	30	31	Full Year

2004
Net revenue(1)	$143,807	$144,641	$144,405	$170,263	$603,116
Operating income(2)	86,738	92,136	73,686	39,188	291,748
Net income (loss)	28,095	33,057	18,474	(9,314)	70,312
Preferred dividend	5,287	5,392	5,501	5,611	21,791
Income (loss) available to common shareholders	22,808	27,665	12,973	(14,925)	48,521
Basic earnings (loss) earnings per share	$0.57	$0.68	$0.32	$(0.47)	$1.19
Diluted earnings (loss) per share	$0.54	$0.65	$0.31	$(0.47)	$1.15

	Three Months Ended

			September	December
	March 31	June 30	30	31	Full Year

2003
Net revenue(1)	$12,419	$38,634	$89,309	$116,083	$256,445
Operating (loss) income(3)	(21,918)	10,464	50,840	53,140	92,526
Net (loss) income	(41,187)	(18,911)	3,903	6,242	(49,953)
Preferred dividend	42,154	5,978	5,082	5,183	58,397
(Loss) income available to common shareholders	(83,341)	(24,889)	(1,179)	1,059	(108,350)
Basic (loss) earnings per share	$(2.76)	$(0.81)	$(0.04)	$0.03	$(3.53)
Diluted (loss) earnings per share	$(2.76)	$(0.81)	$(0.04)	$0.03	$(3.53)
      The full year earnings (loss) per share amount may not equal the sum of the quarters due to weighting of shares.

(1)	Revenue from the sale of advertising is recognized under the deferral and amortization method, whereby revenue from advertising sales is initially deferred when a directory is published and recognized ratably over the life of the directory. Due to purchase accounting rules, we were not able to recognize any revenue from directories published by the SBC Directory Business or the SPA Directory Business prior to each acquisition or for any directories published in the months the acquisitions were completed.

(2)	Similar to the deferral and amortization method of revenue recognition, certain costs directly related to the selling and production of directories are initially deferred and recognized ratably over the life of the directory. Due to purchase accounting rules, we were not able to recognize any expenses from directories published by the SBC Directory Business or the SPA Directory Business prior to each acquisition or for any directories published in the months the acquisitions were completed. Additionally, as a result of the SBC Directory Acquisition, SBC ceased paying us revenue participation income and we consolidate all net profits from DonTech.

(3)	The second, third and fourth quarters of 2003 include restructuring charges of $3.1 million, $4.3 million and $2.1 million, respectively, for the closing of redundant facilities and the relocation of the Company’s corporate offices to Cary, North Carolina.

17.	Subsequent Events
      On January 14, 2005, we repurchased approximately 50% of our outstanding Preferred Stock from the GS Funds for $277.2 million. During the first quarter of 2005, we will record a reduction from earnings available to common shareholders of approximately $134 million to reflect the loss on the repurchase of these shares. In order to fund this repurchase, on January 14, 2005, we issued $300 million of the Holdco Notes in a private transaction exempt from the registration requirements of the Securities Act of 1933. The Holdco Notes bear interest of 6.875% per annum and will be payable semi-annually in arrears on January 15 and July 15 of each year, commencing July 15, 2005. The Holdco Notes are unsecured senior obligations of the Company and mature on January 15, 2013. We entered into a registration rights agreement, whereby we agreed, among other things to (1) file an exchange offer registration statement with the SEC with respect to the Holdco Notes within 120 days after January 14, 2005, (ii) use reasonable efforts to have such exchange offer registration statement declared effective by the SEC within 180 days after January 14, 2005 and (iii) subject to certain limitations, consummate the exchange offer to which the exchange offer registration statement relates within 210 days after January 14, 2005.

      During the first quarter of 2005, we announced a restructuring plan relating to the SBC Directory Business. A number of our employees will be terminated and others will be relocated to our corporate headquarters in Cary, North Carolina. Additionally, we will be vacating a portion of our leased facility in Chicago, Illinois. During the first quarter of 2005, we will record the costs associated with this restructuring effort, some of which will be expensed and some of which will be recorded as an adjustment to goodwill in accordance with EITF 95-3 Recognition of Liabilities in Connection with a Purchase Business Combination.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of R.H. Donnelley Corporation and
Board of Directors and Shareholder of R.H. Donnelley Publishing & Advertising, Inc.:

In our opinion, the accompanying balance sheets and the related statements of operations, cash flows and changes in shareholder’s equity (deficit) present fairly, in all material respects, the financial position of R.H. Donnelley Publishing & Advertising, Inc. (the “Company”) at December 31, 2004 and 2003, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PRICEWATERHOUSECOOPERS LLP

Raleigh, North Carolina
March 16, 2005

R.H. DONNELLEY PUBLISHING & ADVERTISING, INC.
BALANCE SHEETS

	December 31,
(in thousands, except share and per share data)	2004	2003
Assets
Current Assets
Cash and cash equivalents	$895	$801
Accounts receivable
Billed	48,139	49,203
Unbilled	174,087	173,734
Allowance for doubtful accounts and sales claims	(12,220)	(11,956)

Net accounts receivable	210,006	210,981
Deferred directory costs	32,103	37,907
Amount due from affiliates	56,889	—
Other current assets	16,955	2,114

Total current assets	316,848	251,803
Fixed assets and computer software, net	1,192	3,424
Deferred income taxes	—	75,038
Intangible assets, net	1,815,334	1,865,167
Goodwill	97,040	97,040

Total Assets	$2,230,414	$2,292,472

Liabilities and Shareholder’s Deficit
Current Liabilities
Accounts payable and accrued liabilities	$17,451	$19,493
Deferred directory revenue	222,468	216,525
Amount due to affiliates	—	48,067
Current portion of long-term debt due to affiliate	111,840	111,840

Total current liabilities	351,759	395,925
Long-term debt due to affiliate	1,901,276	2,013,115
Deferred income taxes, net	33,753	—
Other non-current liabilities	2	27

Total liabilities	2,286,790	2,409,067
Shareholder’s Deficit
Common stock, par value $1 per share, authorized, issued and outstanding – 1,000 shares	1	1
Accumulated deficit	(56,377)	(116,596)

Total shareholder’s deficit	(56,376)	(116,595)

Total Liabilities and Shareholder’s Deficit	$2,230,414	$2,292,472

The accompanying notes are an integral part of the financial statements.

R.H. DONNELLEY PUBLISHING & ADVERTISING, INC.
STATEMENTS OF OPERATIONS

	Years Ended December 31,
(in thousands)	2004	2003

Gross revenue	$567,265	$236,593
Sales allowances	(6,239)	(2,345)

Net revenue	561,026	234,248
Expenses
Operating expenses	199,604	143,781
General and administrative expenses	18,942	20,988
Depreciation and amortization	50,307	59,656

Total expenses	268,853	224,425
Operating income	292,173	9,823
Interest expense, net	(193,370)	(201,456)

Income (loss) before income taxes	98,803	(191,633)
Provision (benefit) for income taxes	38,584	(75,037)

Net income (loss)	$60,219	$(116,596)

The accompanying notes are an integral part of the financial statements.

R.H. DONNELLEY PUBLISHING & ADVERTISING, INC.
STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(in thousands)	2004	2003

Cash Flows from Operating Activities
Net income (loss)	$60,219	$(116,596)
Reconciliation of net income (loss) to net cash provided by operating activities:
Depreciation and amortization	50,307	59,656
Deferred income tax	35,225	(75,038)
Provision for (benefit from) bad debts	13,585	(1,517)
Changes in assets and liabilities, net of effects from acquisition:
(Increase) decrease in accounts receivable	(12,610)	74,775
Decrease (increase) in deferred directory costs	5,805	(19,617)
Increase in other current assets	(2,611)	(437)
(Increase) decrease in accounts payable and accrued liabilities.	1,313	(61,322)
Increase in deferred directory revenue	5,943	216,525

Net cash provided by operating activities	157,176	76,429
Cash Flows from Investing Activities
Additions to fixed assets and computer software	(1,836)	(1,269)
Acquisition of SPA, net of cash received	—	(2,245,621)

Net cash used in investing activities	(1,836)	(2,246,890)
Cash Flows from Financing Activities
Proceeds from long-term debt from affiliates	—	2,227,475
Debt repayment to affiliates	(111,840)	(111,840)
(Decrease) increase in amounts due to affiliates	(43,406)	55,627

Net cash (used in) provided by financing activities	(155,246)	2,171,262

Increase in cash and cash equivalents	94	801
Cash and cash equivalents, beginning of year	801	—

Cash and cash equivalents, end of year	$895	$801

Supplemental Information
Cash interest paid	$193,370	$201,456

The accompanying notes are an integral part of the financial statements.

R.H. DONNELLEY PUBLISHING & ADVERTISING, INC.
STATEMENTS OF CHANGES IN SHAREHOLDER’S EQUITY (DEFICIT)

		Accumulated	Total Shareholder’s
(in thousands)	Common Stock	Deficit	Equity (Deficit)

Predecessor Combined Consolidated Balance, December 31, 2002	$177	$85,425	$85,602
Effect of purchase accounting	(177)	(85,425)	(85,602)
Issuance of common stock	1	—	1
Net loss	—	(116,596)	(116,596)

Successor Balance, December 31, 2003	1	(116,596)	(116,595)
Net income	—	60,219	60,219

Successor Balance, December 31, 2004	$1	$(56,377)	$(56,376)

The accompanying notes are an integral part of the financial statements.

R.H. DONNELLEY PUBLISHING & ADVERTISING, INC.
NOTES TO FINANCIAL STATEMENTS
(tabular amounts in thousands)

1. Business and Presentation

R.H. Donnelley Publishing & Advertising, Inc. (the “Company”, “Successor”, “we”, “us” and “our”) is a wholly owned subsidiary of R.H. Donnelley Inc. (“RHD Inc.”), a wholly owned subsidiary of R.H. Donnelley Corporation (“RHD”).

We are a leading yellow pages publisher and directional media company. Directional media is where consumers search to find who sells the goods and services they are ready to purchase. We publish Sprint-branded yellow pages directories in 18 states, with major markets including Las Vegas, Nevada and Orlando and Lee County, Florida, with a total distribution of approximately 18 million serving approximately 160,000 local and national advertisers. We also offer online city guides and search Web sites in our major markets under the Best Red Yellow Pages ® brand at www.bestredyp.com.

On January 3, 2003, RHD completed the acquisition of the directory business (the “SPA Directory Business”) of Sprint Corporation (“Sprint”) by acquiring all the outstanding capital stock of the various entities comprising Sprint Publishing & Advertising (“SPA”) (collectively, the “SPA Acquisition”) for $2,227 million in cash. The acquisition was consummated pursuant to a Purchase Agreement dated as of September 21, 2002 by and among RHD, the Company, Sprint and Centel Directories LLC. The acquisition was accounted for as a purchase business combination and the purchase price was allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their respective fair values on the acquisition date. The results of the SPA Directory Business are included in our results from and after January 3, 2003. See Note 3, “Acquisition of Sprint Publishing and Advertising” for a further description of the acquisition.

The financial statements presented herein include the accounts of the Company since January 3, 2003. No significant transactions occurred between January 1, 2003 and January 3, 2004.

2. Summary of Significant Accounting Policies

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

Cash and Cash Equivalents. Cash and cash equivalents include liquid investments with an original maturity of three months or less, and the carrying amounts approximate fair value.

Accounts Receivable. Accounts receivable consist of balances owed to us by our advertising customers. Advertisers typically enter into a twelve-month contract for their advertising. Most local advertisers are billed a pro rata amount of their contract value on a monthly basis. On behalf of national advertisers, Certified Marketing Representatives (“CMRs”) pay to the Company the total contract value of their advertising, net of their commission, within 60 days after the publication month. Billed receivables represent the amount that has been billed to advertisers. Unbilled receivables represent contractually owed amounts for published directories that have yet to be billed to advertisers. Billed receivables are recorded net of an allowance for doubtful accounts and sales claims, estimated based on historical experience on a directory-by-directory basis. We increase or decrease this estimate as information or circumstances indicate that the estimate may no longer adequately represent the amount of bad debts and sales claims we may incur.

Fixed Assets and Computer Software. Fixed assets and computer software are recorded at cost. Depreciation and amortization is provided over the estimated useful lives of the assets using the straight-line method. Estimated useful lives are 30 years for the building, five years for machinery and equipment, ten years for furniture and fixtures, three to five years for computer equipment and five years for computer software. Leasehold improvements are amortized on a straight-line basis over the shorter of the term of the lease or the estimated useful life of the improvement. During 2004, we wrote off fixed assets and computer software that had been fully depreciated. Fixed assets and computer software at December 31, 2004 and 2003 consisted of the following:

	2004	2003
Computer software	$4	$9,038
Computer equipment	835	938
Machinery and equipment	1,016	540
Furniture and fixtures	2,046	1,342
Leasehold improvements	200	382
Building	—	1,007

Total cost	4,101	13,247
Less accumulated depreciation and amortization	(2,909)	(9,823)

Net fixed assets and computer software	$1,192	$3,424

Depreciation and amortization expense of fixed assets and computer software for the years ended December 31, 2004 and 2003 was as follows:

	2004	2003
Depreciation of fixed assets	$463	$822
Amortization of computer software	11	9,001

Total depreciation and amortization of fixed assets and computer software	$474	$9,823

Identifiable Intangible Assets and Goodwill. As a result of the SPA Acquisition, certain long-term intangible assets were identified and recorded at their estimated fair values. Amortization expense for each of the years ended December 31, 2004 and 2003 was $49.8 million. Amortization expense for these intangible assets for each of the five succeeding years is estimated to be approximately $50.0 million. Annual amortization of goodwill for tax purposes is approximately $122.3 million. The acquired long-term intangible assets and their respective book values at December 31, 2004 are shown in the table below.

	Directory Services	Local customer	National CMR
	Agreements	relationships	relationships	Trade names	Total
Initial fair value	$1,625,000	$200,000	$60,000	$30,000	$1,915,000
Accumulated amortization	(65,000)	(26,666)	(4,000)	(4,000)	(99,666)

Net intangible assets	$1,560,000	$173,334	$56,000	$26,000	$1,815,334

Directory services agreements between Sprint and the Company include a directory services license agreement, a trademark license agreement and a non-competition agreement (collectively “SPA Directory Services Agreements”) with certain affiliates of Sprint. The directory services license agreement grants us the exclusive license (and obligation as specified in the agreement) to produce, publish and distribute directories for Sprint (and its successors) in 18 states where Sprint provided local telephone service at the time of the agreement. The trademark license agreement grants us the exclusive license (and obligation as specified in the agreement) to use certain specified Sprint trademarks, including the Sprint diamond logo, in those markets. The non-competition agreement prohibits Sprint (and its affiliates and successors) in those markets from selling local directory advertising, with certain limited exceptions, or producing, publishing and distributing print directories. The SPA Directory Services

Agreements have initial terms of 50 years, subject to automatic renewal and early termination under specified circumstances. The fair value of these agreements was determined based on the present value of estimated future cash flows and is being amortized under the straight-line method over 50 years. The fair values of local and national customer relationships were determined based on the present value of estimated future cash flows and are being amortized under the income forecast method. The weighted average useful life of these relationships is 20 years.

The fair value of acquired trade names was determined based on the “relief from royalty” method, which values the trade names based on the estimated amount that a company would have to pay in an arms length transaction to use these trade names. These assets are being amortized under the straight-line method over 15 years.

The excess purchase price for the SPA Acquisition over the net tangible and identifiable intangible assets acquired of $97.0 million was recorded as goodwill. Our intercompany net receivables in connection with the SPA Acquisition of $27.9 million was eliminated and included in goodwill. In accordance with SFAS 142, Goodwill and Other Intangible Assets, goodwill is not amortized, but is subject to periodic impairment testing. No impairment losses were recorded during 2003 or 2004.

Advertising Expense. We recognize advertising expenses as incurred. These expenses include public relations, media, on-line advertising and other promotional and sponsorship costs. Total advertising expenses were $9.1 million in 2004 and $8.8 million in 2003.

Concentration of Credit Risk. Approximately 85% of our directory advertising revenue is derived from the sale of advertising to local small- and medium-sized businesses. These advertisers typically enter into 12-month advertising sales contracts and make monthly payments over the term of the contract. Some advertisers prepay the full amount or a portion of the contract value. Most new advertisers and advertisers desiring to expand their advertising programs are subject to a credit review. If the advertisers qualify, we may extend credit to them for their advertising purchase. Small- and medium-sized businesses tend to have fewer financial resources and higher failure rates than large businesses. In addition, full collection of delinquent accounts can take an extended period of time and involve significant costs. While we do not believe that extending credit to our local advertisers will have a material adverse effect on our results of operations or financial condition, no assurances can be given. We do not require collateral from our advertisers, although we do charge interest to advertisers that do not pay by specified due dates.

The remaining approximately 15% of our directory advertising revenue is derived from the sale of advertising to national or large regional chains, such as rental car companies, automobile repair shops and pizza delivery businesses. Substantially all of the revenue derived through national accounts is serviced through CMRs with which we contract. CMRs are independent third parties that act as agents for national advertisers. The CMRs are responsible for billing the national customers for their advertising. We receive payment for the value of advertising placed in our directory, net of the CMR’s commission, directly from the CMR. While we are still exposed to credit risk, the amount of losses from these accounts has been historically less than the local accounts as the advertisers, and in some cases the CMRs, tend to be larger companies with greater financial resources than local advertisers.

Pension and Other Postretirement Benefits. Our employees participate in multi-employer benefit plans operated by RHD. The following information relates to these multi-employer plans. Pension and other postretirement benefits represent estimated amounts to be paid to employees in the future. The accounting for benefits reflects the recognition of these benefit costs over the employee’s estimated service period based on the terms of the plan and the investment and funding decisions made. The determination of the benefit obligation and the net periodic pension and other postretirement benefit costs requires management to make assumptions regarding the discount rate, return on retirement plan assets, increase in future compensation and healthcare cost trends. Changes in these assumptions can have a significant impact on the projected benefit obligation, funding requirement and net periodic benefit cost. The assumed discount rate is the rate at which the pension benefits could be settled. We use the rates on Aa corporate bonds as a basis for determining our discount rate assumption. The expected long-term rate of return on plan assets is based on the mix of assets held by the plan and the expected long-term rates of return within each asset class. The anticipated trend of future healthcare costs is based on historical experience and external factors.

Effective January 1, 2003, RHD reduced its rate of return on plan assets from 9.75% to 8.25%. As a result of low investment returns over the last few years, as well as its outlook for the long term, particularly for equity securities, RHD determined that the prior assumed rate of return of 9.75% no longer reflected our best estimate of future long-

term returns. Based on the current investment environment and the pension plan’s asset allocation, RHD determined that a long-term rate of return of 8.25% better reflected its expectations for future long-term returns.

Income Taxes. We account for income taxes under the liability method in accordance with SFAS 109, Accounting for Income Taxes. Deferred tax liabilities or assets reflect temporary differences between amounts of assets and liabilities for financial and tax reporting. Such amounts are adjusted, as appropriate, to reflect changes in tax rates expected to be in effect when the temporary differences reverse. A valuation allowance is established to offset any deferred tax assets if, based upon the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

Employee Stock Options. Certain of our employees are eligible and do participate in the stock option plan sponsored by RHD. We follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and related interpretations in accounting for the stock option plan. Compensation expense related to the issuance of stock options to employees or non-employee directors is only recognized if the exercise price of the stock option is less than the fair market value of the underlying stock at the grant date.

The following table reflects the pro forma net income (loss) assuming we applied the fair value method of SFAS No. 123, Accounting for Stock-Based Compensation. The pro forma disclosures shown are not necessarily representative of the effects on net income (loss) in future years.

	2004	2003
Net income (loss), as reported	$60,219	$(116,596)
Add: Stock based compensation expense included in reported net income (loss), net of related tax effects	13	9
Less: Stock based compensation expense that would have been included in the determination of net income (loss) if the fair value method had been applied to all awards, net of related tax effects	(420)	(397)

Pro forma net income (loss)	$59,812	$(116,984)

The weighted average fair value of stock options ($13.64 in 2004 and $9.21 in 2003) was estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions:

	2004	2003
Dividend yield	0%	0%
Expected volatility	30%	35%
Risk-free interest rate	3.5%	2.6%
Expected holding period	3 years	4 years

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

New Accounting Pronouncements. On December 16, 2004, the FASB issued FASB Statement No. 123 (revised 2004), “Share-Based Payment (“FAS 123(R)”).” FAS 123(R) requires companies to calculate the fair value of stock options granted to employees, and amortize that amount over the vesting period as an expense through the income statement. The accounting provisions of FAS 123(R) are effective for interim periods beginning after June 15, 2005, but companies have a choice of transition methods: modified prospective, modified retrospective, or early adoption. RHD is presently evaluating the transition method and effective date for transition to FAS 123(R) during 2005 and what impact adoption of FAS 123(R) may have on the Company.

In May 2004, the Financial Accounting Standards Board issued Financial Staff Position (“FSP”) No. FAS 106-2, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003, which provides guidance on accounting for the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 for employers that sponsor postretirement healthcare plans that provide drug benefits. The Act introduces prescription drug care benefits under Medicare and also allows for certain sponsors of postretirement benefit plans with a drug benefit to receive a non-taxable federal subsidy if certain criteria are met. The FSP requires interim and annual period financial statements beginning after June 15, 2004 to include the effect of the subsidy on the measurement of net periodic postretirement benefit costs. RHD adopted the provision of the FSP in the fourth quarter of 2004 and holds our accumulated post-retirement obligation.

3. Acquisition of Sprint Publishing & Advertising

On January 3, 2003, RHD acquired SPA for $2.23 billion and renamed it R.H. Donnelley Publishing & Advertising, Inc. Following the SPA Acquisition, we publish Sprint-branded yellow pages directories in 18 states. The results of the SPA Directory Business are included in our operating results from and after January 3, 2003. The primary purpose of this acquisition was to transform RHD from a sales agent and pre-press vendor for yellow pages advertising to a leading publisher of yellow pages directories. The acquisition was accounted for as a purchase business combination in accordance with SFAS 141, Business Combinations. The purchase price was allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their respective estimated fair values on the acquisition date. The fair values of certain long-term intangible assets were identified and recorded at their estimated fair values. Identifiable intangible assets acquired included directory services agreements between Sprint and us, customer relationships and acquired trade names.

In accordance with SFAS 142, Goodwill and Other Intangible Assets, the fair values of the identifiable intangible assets will be amortized over their estimated useful lives in a manner that best reflects the economic benefits derived from such assets. Goodwill is not amortized but is subject to impairment testing on an annual basis.

Under purchase accounting rules, we did not assume the deferred revenue balance of SPA at January 3, 2003 of $315.9 million. This amount represented revenue that would have been recognized subsequent to the acquisition under the deferral and amortization recognition method had the acquisition not occurred. Accordingly, we did not record revenue associated with directories that were published prior to the acquisition and during January 2003. Although the deferred revenue balance was eliminated, we retained all the rights associated with the collection of amounts due under and obligations under the advertising contracts executed prior to the SPA Acquisition. As a result, SPA’s billed and unbilled accounts receivable balances became our assets. Also under purchase accounting rules, we did not assume or record the deferred directory costs related to those directories that were published prior to the acquisition as well as directories that published in the month each acquisition was completed, totaling $175.8 million. These costs represented operating expenses that would have been recognized subsequent to the acquisition under the deferral and amortization method in the absence of purchase accounting.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed in the SPA Acquisition on January 3, 2003:

Current assets	$263,007
Non-current assets	8,300
Intangible assets	1,915,000
Goodwill	97,040

Total assets acquired	2,283,347
Current liabilities	(34,544)
Non-current liabilities	(19,040)

Total liabilities assumed	(53,584)

Net assets acquired	$2,229,763

4. Restructuring and Special Charge

As a result of the SPA Acquisition, $5.5 million was charged to earnings representing severance and related costs associated with the consolidation of the publishing and technology operations and sales offices. Payments of $3.6 million were made during 2003 for severance and other related cost estimates. An additional reserve of $1.3 million was recorded during 2004 related to additional severance and other related cost estimates. During 2004, all restructuring reserves were completely settled.

Balance at December 31, 2002	—
Reserve charged to earnings	5,549
Payments	(3,597)

Balance at December 31, 2003	1,952
Additions to reserve charged to earnings	1,254
Payments	(3,206)

Balance at December 31, 2004	$—

5. Long-Term Debt due to Affiliate

In connection with the SPA Acquisition, R.H. Donnelley APIL Inc., a wholly owned subsidiary of RHD, provided a long-term loan in the form of a promissory note to the Company. Total proceeds from the loan were $2,227 million. The note matures in 2022 and provides for monthly principal payments of $9.3 million, plus interest at an annual rate of 9.3%. Interest expense totaled $193.4 million and $201.5 million for the years ended December 31, 2004 and 2003, respectively.

Aggregate maturities of the long-term debt due to affiliate at December 31, 2004 were:

2005	$111,840
2006	111,840
2007	111,840
2008	111,840
2009	111,840
Thereafter.	1,453,916

Total	$2,013,116

6. Stock Option Plans

RHD maintains a shareholder approved stock incentive plan (“the Plan”) whereby certain of our employees and non-employee directors are eligible to receive stock options, stock appreciation rights, limited stock appreciation rights in tandem with stock options and deferred shares. Options are typically granted at the fair market value of RHD’s common stock at the date of the grant. RHD and it affiliates follow APB No. 25, and related interpretations in accounting for the stock incentive plan, and, accordingly, we typically do not recognize compensation expense related to the issuance of stock options. The options expire not more than ten years from the grant date and the Board determines termination, vesting and other relevant provisions at the date of the grant.

For the years ended December 31, 2004 and 2003, respectively, 1,703,416 and 401,150 common stock options were granted under the Plan. Of these amounts, 145,125 and 192,552 were granted to our employees, respectively.

On July 28, 2004, RHD granted 0.2 million stock appreciation rights (“SARs”) to certain employees, including senior management. The SARs were granted with a grant price equal to the fair market value of the Company’s common stock on the grant date. The maximum appreciation of each SAR is 100% of the initial grant price. In accordance with APB 25, we recognize non-cash compensation at the end of each period in the amount by which the quoted market value of the underlying shares covered by the grant exceeds the grant price over the vesting term. We recognized non-cash compensation related to these SARs of $0.2 million during the year ended December 31, 2004.

RHD granted 0.4 million options (“Founders Grant”) in 2002 to certain employees, including senior management, in connection with the SPA Acquisition. These options were granted in October 2002 with an exercise price equal to the fair market value of RHD’s common stock on the date of grant. However, the award of these options was contingent upon the successful closing of the SPA Acquisition. Therefore, these options were subject to forfeiture until January 3, 2003, by which time the fair market value of RHD’s common stock exceeded the exercise price.

Accordingly, these options were accounted for as compensatory options and resulted in compensation expense of $0.3 million in 2004 and $0.5 million in 2003, respectively.

7. Income Taxes

We are included in RHD’s combined federal income tax return. Deferred tax assets and liabilities are determined based on the estimated future tax effects of temporary differences between the financial statements and tax basis of assets and liabilities, as measured by the current enacted tax rates. Deferred tax expense (benefit) is the result of changes in the deferred tax asset and liability.

Provision (benefit) for income taxes consisted of:

	2004	2003
Current provision (benefit)
U.S. Federal	$3,430	$—
State and local	(71)	—

Total current provision	3,359	—
Deferred provision
U.S. Federal	31,248	(62,672)
State and local	3,977	(12,366)

Total deferred provision	35,225	(75,038)

Provision (benefit) for income taxes	$38,584	$(75,038)

The following table summarizes the significant differences between the U.S. Federal statutory tax rate and our effective tax rate.

	2004	2003
Statutory U.S. Federal tax rate	35.0%	35.0%
State and local taxes, net of U.S. Federal tax benefit	4.1	4.2

Effective tax rate	39.1%	39.2%

Deferred tax assets and liabilities consisted of the following at December 31, 2004 and 2003:

	2004	2003
Deferred tax assets Reorganization and restructuring costs	$—	$769
Bad debts	5,543	5,059
Net operating loss carryforwards	54,984	118,025
Other	5,880	8,045

Total deferred taxes	66,407	131,898
Valuation allowance	—	—

Net deferred tax assets	66,407	131,898

Deferred tax liabilities
Depreciation and amortization.	98,789	55,295
Other	1,371	1,565

Total deferred tax liabilities	100,160	56,860

Net deferred tax asset (liability)	$(33,753)	$75,038

The 2004 tax provision is based on an effective tax rate of 39.1%. The tax benefit generated in 2003 attributable to a net operating loss of approximately $176 million. The Federal net operating loss carryforward will begin to expire in 2023, and the state net operating loss carryforwards will begin to expire in 2008.

RHD is considered the taxpayer and, as such, any current income tax liabilities or benefits are reflected in amounts due to/from affiliates on the balance sheet. Accordingly, the deferred tax assets and deferred tax liabilities will be settled through RHD. With regard to the deferred tax assets, we believe that we will obtain the full benefit of such assets based on an assessment of the Company’s anticipated profitability during the years the deferred tax assets are expected to become tax deductions.

8. Benefit Plans

Retirement Plans. RHD has a defined benefit pension plan covering substantially all our employees with at least one year of service. The benefits to be paid to employees are based on years of service and a percentage of total annual compensation. The percentage of compensation allocated to a retirement account ranges from 3.0% to 12.5% depending on age and years of service (“cash balance benefit”). Pension costs are determined using the projected unit credit actuarial cost method. RHD’s funding policy is to contribute an amount at least equal to the minimum legal funding requirement. No contributions were required to be made in 2004 or 2003. The underlying pension plan assets are invested in diversified portfolios consisting primarily of equity and debt securities. RHD uses a measurement date of December 31 for the majority of our plan assets. Pension expense allocated to us by RHD under this plan was $1.2 million and $0.7 million during 2004 and 2003, respectively

RHD also has an unfunded non-qualified defined benefit pension plan, the Pension Benefit Equalization Plan (“PBEP”), which covers senior executives and certain key employees. Benefits are based on years of service and compensation (including compensation not permitted to be taken into account under the previously mentioned defined benefit pension plan). Pension expense allocated to us by RHD under this plan was $0.1 million in 2004. No expense was recognized under this plan in 2003.

RHD offers a defined contribution savings plan to substantially all our employees and contributes $0.50 for each dollar contributed by a participating employee, up to a maximum of 6% of each participating employee’s salary (including bonus and commissions). Contributions under this plan allocated to us by RHD were $0.7 million, and $0.9 million for the years ended December 31, 2004 and 2003, respectively.

Other Postretirement Benefits. RHD has an unfunded postretirement benefit plan that provides certain healthcare and life insurance benefits to our full-time employees who reach retirement age while working for the Company. Total pension expense allocated to us by RHD for the defined benefit pension plan and the PBEP during 2004 and 2003 was $1.0 million and $.7 million respectively.

9. Commitments

We lease office facilities and equipment under operating leases with non-cancelable lease terms expiring at various dates through 2012. Rent and lease expense for 2004 and 2003 was $4.1 million and $5.9 million, respectively. The future non-cancelable minimum rental payments applicable to operating leases at December 31, 2004 are:

2005	$1,824
2006	1,691
2007	1,516
2008	1,158
2009	774
Thereafter.	1,018

Total	$7,981

We have entered into a long-term purchase agreement for paper used in the publishing of our directories. The purchase commitment for the paper is with one supplier and is estimated, based on minimum required quantities, to aggregate approximately $34.9 million through 2006. Minimum purchases required under this agreement are $16.8 million in 2005 and $18.1 million in 2006.

10. Legal Proceedings

We are involved in various legal proceedings arising in the ordinary course of our business. We periodically assess our liabilities and contingencies in connection with these matters based upon the latest information available to us. For those matters where it is probable that we have incurred a loss and the loss or range of loss can be reasonably estimated, we record reserves in our financial statements. In other instances, we are unable to make a reasonable estimate of any liability because of the uncertainties related to both the probable outcome and amount or range of loss. As additional information becomes available, we adjust our assessments and estimates of these liabilities accordingly.

Based on our review of the latest information available, we believe our ultimate liability in connection with pending legal proceedings will not have a material adverse effect on our results of operations, cash flows or financial position.

11. Pledge of Capital Stock

In connection with RHD’s acquisition of the directory publishing business of SBC Communications, Inc. (“SBC”) in Illinois and Northwest Indiana on September 1, 2004 (the, “SBC Directory Acquisition”), RHD Inc. amended and restated its Credit Facility (“Credit Facility”), which at that time consisted of a $700 million Term Loan A-2, a $1,650 million Term Loan B-2 and a $175 million revolver for an aggregate facility of $2,525 million. On December 6, 2004, RHD Inc. amended its Credit Facility creating a new Term Loan A-3 and a new Term Loan D, both replacing the Term Loan B-2. Term Loans A-2, A-3 and D require quarterly principal payments. As of December 31, 2004, the outstanding balances of Term Loans A-2, A-3 and D were $526 million, $194 million and $1,441 million, respectively, and $41 million was outstanding under the Revolver. The Revolver, Term Loan A-2 and Term Loan A-3 mature in December 2009, and Term Loan D matures in June 2011. RHD Inc. also has issued $325 million of 8.875% Senior Notes (“Senior Notes”) and $600 million of 10.875% Senior Subordinated Notes (“Subordinated Notes,” and, collectively with the Senior Notes, the “Notes”). The Senior Notes became secured in connection with the amendment and restatement of the Credit Facility for the SBC Directory Acquisition. Our capital stock, and thus indirectly all of our assets and stockholders’ equity (if any), are pledged as collateral to secure RHD Inc.’s’ obligations under its Credit Facility and the Senior Notes. We also guarantee the Senior Notes and the Notes. The total principal amount of the Senior Notes subject to the pledge of capital stock as of December 31, 2004 was $325 million.

RHD’s Credit Facility and the indentures governing the Notes contain usual and customary negative covenants that, among other things, place limitations on its and our ability to (i) incur additional indebtedness, including capital leases and liens; (ii) pay dividends (except we may freely pay dividends to our parent) and repurchase capital stock; (iii) enter into mergers, consolidations, acquisitions, asset dispositions and sale-leaseback transactions; (iv) make capital expenditures; (v) issue capital stock; and (vi) engage in transactions with affiliates. The Credit Facility also contains financial covenants relating to maximum consolidated leverage, minimum interest coverage and maximum senior secured leverage as defined therein.

12. Related Party Transactions and Allocations

RHD and its affiliates provide us with operating and general and administrative services, which include pre-press publishing, information technology, accounting, finance, and customer credit and collection. Certain cost are directly assigned and indirect costs of RHD and its affiliates, where appropriate, are allocated to us based on several factors, including relative equity, number of employees, and a composite based on our proportionate share of certain direct and allocated charges. Direct and indirect cost charges allocated to us during the years ended December 31, 2004 and 2003 were $44.5 million and $67.1 million, respectively. The decrease in these charges resulted from a realignment and consolidation by RHD to achieve operating efficiencies.

Financing activities are managed by RHD on a centralized basis. Under this centralized cash management program, RHD and the Company advanced funds to each other. These intercompany net advances were classified as a current asset or liability and were non-interest bearing.

REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Shareholders
of Sprint Corporation and R.H. Donnelley Corporation:

We have audited the accompanying combined consolidated balance sheet as of December 31, 2002 of the directory publishing operations of Sprint Corporation (Sprint Publishing & Advertising), as described in Note 1, and the related combined consolidated statements of income, shareholders’ equity, and cash flows for the year then ended. These financial statements are the responsibility of Sprint Publishing & Advertising’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the combined consolidated financial position of Sprint Publishing & Advertising at December 31, 2002, and the combined consolidated results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.

/s/ ERNST & YOUNG LLP

Kansas City, Missouri
January 31, 2003

SPRINT PUBLISHING & ADVERTISING
COMBINED CONSOLIDATED BALANCE SHEET
December 31, 2002
(in thousands)

Assets

Current Assets
Cash	$1,691
Accounts receivable
Billed	55,300
Unbilled	263,779
Allowance for doubtful accounts and deferred revenue credits	(35,073)

Accounts receivable, net	284,006
Deferred directory costs	97,190
Advances to parent company	4,538
Deferred income taxes	35,697
Prepaid expenses and other	3,899

Total current assets	427,021
Property, plant and equipment
Data processing	30,669
Other	11,216
Accumulated depreciation	(29,906)

Net property, plant and equipment	11,979
Deferred income taxes	6,568
Goodwill and other assets	1,299

Total	$446,867

Liabilities and Shareholders’ Equity

Current Liabilities
Accounts payable	$8,555
Accrued printing	8,809
Deferred revenue	292,775
Payroll and employee benefits	5,341
Affiliated payables	4,603
Other	11,587

Total current liabilities	331,670
Noncurrent Liabilities
Long-term obligation	16,110
Post-retirement, pension, and other benefits obligations	19,040

Total noncurrent liabilities	35,150
Minority interest	(5,555)

Shareholders’ Equity
Common stock
DirectoriesAmerica, Inc. par value $1 per share, 10,000 shares authorized, and 1,004 shares issued and outstanding	1
Centel Directory Company, no par value per share, 10 shares authorized, issued and outstanding	—
Capital in excess of par value	176
Combined retained earnings	85,425

Total shareholders’ equity	85,602

Total	$446,867

See accompanying Notes to Combined Consolidated Financial Statements.

SPRINT PUBLISHING & ADVERTISING
COMBINED CONSOLIDATED STATEMENT OF INCOME
Year ended December 31, 2002
(in thousands)

Net operating revenues	$545,604

Operating Expenses
Cost of services and products	202,481
Selling, general and administrative	50,663
Depreciation	8,604
Restructuring charge	180

Total operating expenses	261,928

Operating income	283,676

Interest expense	1,875
Minority interest in loss/(income)	282
Priority distributions	17,703
Other income, net	1,523

Income before income taxes	265,903

Income taxes	103,763

Net income	$162,140

See accompanying Notes to Combined Consolidated Financial Statements.

SPRINT PUBLISHING & ADVERTISING
COMBINED CONSOLIDATED STATEMENT OF CASH FLOWS
Year ended December 31, 2002
(in thousands)

Operating Activities
Net income	$162,140
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for bad debts	26,521
Depreciation	8,604
Deferred income taxes	(17,116)
Minority interest in earnings in CenDon, L.L.C.	(282)
Priority distributions to minority interest	17,703
Changes in assets and liabilities:
Accounts receivable	(17,412)
Deferred directory costs	4,531
Other current assets	(1,074)
Accounts payable	3,636
Deferred revenue	4,211
Accrued expenses and other current liabilities	(5,266)
Affiliated receivables and payables, net	1,044
Noncurrent assets and liabilities	111
Other, net	(650)

Net cash provided by operating activities	186,701

Investing Activities
Capital expenditures	(1,616)
Changes in advances to parent company	8,552

Net cash provided by investing activities	6,936

Financing Activities
Distributions paid to minority interest, net	(17,946)
Dividends paid	(174,000)

Net cash used by financing activities	(191,946)

Increase in cash and equivalents	1,691

Cash and equivalents, beginning of year	—

Cash and equivalents, end of year	$1,691

Supplemental Information
Cash received for interest	$967

Cash paid for income taxes	$117,813

See accompanying Notes to Combined Consolidated Financial Statements.

SPRINT PUBLISHING & ADVERTISING
COMBINED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
Year ended December 31, 2002
(in thousands)

		Centel	Combined
		Directory	Retained
	DirectoriesAmerica,Inc.	Company	Earnings	Total

Beginning 2002 balance	$166	$11	$97,285	$97,462
Common stock dividends			(174,000)	(174,000)
Net income			162,140	162,140

Ending 2002 balance	$166	$11	$85,425	$85,602

See accompanying Notes to Combined Consolidated Financial Statements.

SPRINT PUBLISHING & ADVERTISING
NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS

1.     Summary of Significant Accounting Policies

Basis of Combination and Presentation

The combined consolidated financial statements include the accounts of DirectoriesAmerica, Inc. with its wholly owned subsidiary Sprint Publishing and Advertising, Inc. (SPA, Inc.) and Centel Directory Company (CDC), collectively referred to as Sprint Publishing & Advertising. All significant intercompany amounts have been eliminated. DirectoriesAmerica, Inc. and CDC are wholly owned by Sprint Corporation (Sprint). On January 3, 2003, Sprint completed the sale of Sprint Publishing and Advertising (See Note 10).

The combined consolidated financial statements are prepared using accounting principles generally accepted in the United States. These principles require management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses. Actual results could differ from those estimates.

Sprint Corporation

Sprint is a global communications company and a leader in integrating long-distance, local service, and wireless communications. Sprint’s business is divided into three main lines of business: the global markets division, the local division and the PCS wireless telephony products and services business. The FON common stock is intended to reflect the financial results and economic value of the global markets division, the local telecommunications division and other businesses consisting primarily of wholesale distribution and telecommunications products. Sprint Publishing & Advertising, effective in the third quarter of 2002, was reported as discontinued operations of the FON Group. The PCS common stock is intended to reflect the financial results and economic value of the PCS wireless telephony products and services business.

Operations

Sprint Publishing & Advertising publishes and markets approximately 260 revenue producing white and yellow pages directories primarily in territories served by Sprint’s local telecommunications division.

Material Agreements

Sprint Publishing & Advertising entered into Sales Agency Agreements with R.H. Donnelley Inc. Under the agreements, R.H. Donnelley Inc. provides sales management services and sales forces for certain directories and receives a commission based on certain advertising revenues sold into those directories. The agreement with CDC has an expiration date of January 1, 2009 (this agreement has an automatic two-year extension through January 1, 2011) and the agreement with SPA, Inc. expires on December 31, 2004.

SPA, Inc. has entered into a Directory Manufacturing Agreement with R.R. Donnelley and Sons Company for the printing of substantially all of its directories. This agreement has an expiration date for print and binding services of December 31, 2007.

CDC and SPA, Inc. have entered into Production Agreements with R.H. Donnelley Inc. for the production of and pre-press graphic services for the CenDon, L.L.C. and Central Florida directories, respectively. These agreements have an expiration date of December 31, 2003.

In conjunction with the CenDon Partnership restructuring, CDC has agreed to priority distributions, which accrue to R.H. Donnelley Inc. through 2004. These priority distributions approximate the partnership distributions anticipated under the initial CenDon Partnership agreement.

Sprint Publishing & Advertising and CenDon, L.L.C. have entered into a Directory Agreement with Sprint’s local telecommunications companies. This agreement provides Sprint Publishing & Advertising with access to the customer listings for the local territories and the right to use the listings in the directories. The local telephone companies receive a fee based on the number of listings in each directory. The initial term of this agreement expires on December 31, 2004 and automatically renews for successive one-year terms, unless either party provides notice of termination.

Pursuant to the Sales Agency Agreement, CDC is obligated to replace the Directory Agreements so that CDC’s right to publish the directories is extended through the term of the Sales Agency Agreement. In the event CDC fails to replace each Directory Agreement by January 1, 2004, then, at any time prior to April 30, 2004, R.H. Donnelley Inc. may require CDC to purchase for cash R.H. Donnelley Inc.’s rights under the Sales Agency Agreement at fair market values determined in accordance with the Sales Agency Agreement.

The material agreements with R.H. Donnelley Inc. no longer apply effective January 3, 2003 as a result of the change in control. (See Note 10)

Income Taxes

Sprint Publishing & Advertising’s operations are included in the consolidated income tax return of Sprint Corporation. Income tax is recognized by the entities that comprise Sprint Publishing & Advertising on the basis of each entity filing separate returns.

Sprint Publishing & Advertising records deferred income taxes based on temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and their tax bases.

Revenue Recognition and Deferred Directory Costs

Revenues from the sale of advertising placed in each directory are deferred and amortized over the life of the directory, generally one year. Expenditures directly related to sales, production, printing and distribution of directories are deferred and amortized over the same period as the related revenues.

Advertising Expense

Sprint Publishing & Advertising recognizes advertising expense as incurred. These expenses include production, media and other promotional and sponsorship costs. Total advertising expense was approximately $4,514,000 in 2002.

Property, Plant and Equipment

Property, plant and equipment are recorded at cost. The cost of property, plant and equipment is depreciated on a straight-line basis over estimated economic useful lives. Repair and maintenance costs are expensed as incurred.

Goodwill

Goodwill represents the excess of the purchase price over the fair value of the net assets acquired in business combinations accounted for as purchases. Prior to adoption of SFAS No. 142, goodwill was amortized over five years using the straight-line method. Goodwill net of accumulated amortization included in the combined consolidated balance sheet was $1,275,000 at December 31, 2001.

Sprint Publishing & Advertising adopted SFAS No. 142, “Goodwill and Other Intangible Assets” on January 1, 2002. This standard prescribes the accounting treatment for both identifiable intangibles and goodwill after initial recognition. Upon adoption of the standard, amortization of goodwill and indefinite life intangibles ceased and accumulated amortization as of December 31, 2001 reduced the carrying value of these assets. Periodic impairment testing of these assets is now required. Concurrent with adoption, Sprint Publishing & Advertising evaluated for impairment its goodwill and indefinite life intangibles in accordance with the standard’s guidance and determined these assets were not impaired.

Stock-based Compensation

Sprint Publishing & Advertising accounts for their stock-based employee compensation plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Based on the additional disclosure requirements of SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure,” the following table illustrates the effect on net income for the year ended December 31, 2002 if the company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation.” (See Note 9 for additional information regarding SFAS No. 148)

2002

Net income, as reported	$162,140
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	34
Deduct: Total stock-based employee compensation expense determined under fair value based methods for all awards, net of related tax effects	(1,628)

Pro forma net income	$160,546

2.     Related Party Transactions and Allocations

Sprint directly assigns, where possible, certain general and administrative costs to Sprint Publishing & Advertising based on its actual use of those services. Where direct assignment of costs is not possible, or practical, Sprint uses other indirect methods, including time studies, to estimate the allocation of costs to each operating unit. Cost allocation methods other than time studies include factors (general, marketing or headcount) derived from the operating unit’s relative share of the predefined category referenced (e.g. headcount). Costs for shared services allocated to Sprint Publishing & Advertising totaled approximately $16,161,000 in 2002. The allocation of shared services may change at the discretion of Sprint’s Board.

Financing activities are managed by Sprint on a centralized basis. Debt has not been incurred by Sprint on behalf of Sprint Publishing & Advertising and is therefore, not reflected in the financial statements of Sprint Publishing & Advertising.

Under Sprint’s centralized cash management program, Sprint and Sprint Publishing & Advertising may advance funds to each other. These net advances are classified as a current asset and bear an interest rate that is substantially equal to the rate that Sprint, as a whole, obtains on a short-term basis.

The allocation of financing activities may change at the discretion of Sprint’s Board and does not require shareholder approval.

Sprint files a consolidated federal income tax return and certain state income tax returns, which include Sprint Publishing & Advertising results. Tax payments due to or from divisions within the FON Group are satisfied on the date Sprint’s related tax payment is due to or the refund is received from the applicable tax authority.

Sprint Publishing & Advertising’s related party transactions with Sprint and its affiliates were as follows (in thousands):

Transaction Description	2002
Expenses
Shared services	$16,161
Local and interexchange telephone service	1,174
Facility leases	117
Telecommunications equipment, materials and supplies purchased	9

Revenues
Interest income from Sprint, net	$967
Revenues from directories	2,237

3.     Restructuring Charge

In the fourth quarter of 2001, Sprint announced plans to take steps to improve its competitive position and reduce operating costs in the business units that comprise its FON Group. These efforts included consolidation and streamlining of marketing and network operations, as well as streamlining of corporate support functions. This decision resulted in the allocation in 2001 of a one-time charge to Sprint Publishing & Advertising of $1,588,000, predominately associated with the severance costs of work force reductions.

     In 2002, Sprint performed an analysis to finalize the restructuring estimates recorded in the 2001 fourth quarter. This analysis resulted in an additional charge of $180,000. At December 31, 2002, substantially all amounts have been paid.

4.     Employee Benefit Plans

Defined Benefit Pension Plan

Most Sprint Publishing & Advertising employees are covered by Sprint’s noncontributory defined benefit pension plan. Pension benefits are based on years of service and the participants’ compensation.

Sprint’s policy is to make plan contributions equal to an actuarially determined amount consistent with federal tax regulations. The funding objective is to accumulate funds at a relatively stable rate over the participants’ working lives so benefits are fully funded at retirement.

Net pension costs or credits are determined for Sprint Publishing & Advertising based on a direct calculation of service costs and interest on projected benefit obligations, and an appropriate allocation of unrecognized prior service costs, amortization of unrecognized transition assets, actuarial gains and losses, and expected return on plan assets. Amounts included for the plan in the combined consolidated balance sheet include accrued pension expense of approximately $11,639,000 at December 31, 2002. Sprint Publishing & Advertising recorded net pension expense of approximately $1,512,000 in 2002.

Defined Contribution Plans

Sprint sponsors defined contribution employee savings plans covering most Sprint Publishing & Advertising employees. Participants may contribute portions of their pay to the plans. For union employees, Sprint matches contributions based on negotiated amounts. Sprint Publishing & Advertising does not have any union employees. Sprint also matches contributions of non-union employees in FON stock and PCS stock. The matching is equal to 50% of participants’ contributions up to 6% of their pay. In addition, Sprint may, at the discretion of its Board of Directors, provide additional matching contributions based on the performance of FON stock and PCS stock compared to other telecommunications companies’ stock. At year-end 2002, the plans held 42 million FON shares with a market value of $608 million and dividends reinvested into the plan of $20 million. At year-end 2002, the plans held 52 million PCS shares with a market value of $227 million. Amounts directly allocated to Sprint Publishing & Advertising for matching contributions and expenses were approximately $905,000 in 2002.

Postretirement Benefits

Sprint provides postretirement benefits (mainly medical and life insurance) to most Sprint Publishing & Advertising employees. Employees retiring before certain dates are eligible for benefits at no cost, or at a reduced cost. Employees retiring after certain dates are eligible for benefits on a shared-cost basis. Sprint funds the accrued costs as benefits are paid.

The amount of accrued postretirement benefit costs included in the combined consolidated balance sheet at December 31, 2002 was $6,629,000.

Net postretirement benefits costs are determined for Sprint Publishing & Advertising based on direct calculation of service costs and interest on accumulated postretirement benefit obligations and an appropriate allocation of unrecognized prior service costs and actuarial gains. Sprint Publishing & Advertising recorded a net periodic benefit credit of $491,000 in 2002.

5.     Income Taxes

Income tax expense consisted of the following for the year ended December 31, 2002:

2002
Current income tax expense
Federal	$103,404
State	17,475

Total current	120,879

Deferred income tax expense (benefit)
Federal	(15,889)
State	(1,227)

Total deferred	(17,116)

Total	$103,763

The differences that caused Sprint Publishing & Advertising’s effective income tax rates to vary from the 35% federal statutory rate for income taxes were as follows:

2002
Income tax expense at the federal statutory rate	$93,066
Effect of:
State income taxes, net of federal income tax effect	10,561
Other, net	136

Income tax expense	$103,763

Effective income tax rate	39.0%

Sprint Publishing & Advertising recognizes deferred income taxes for the temporary differences between the carrying amounts of its assets and liabilities for financial statement purposes and their tax bases. The sources of the differences that give rise to the deferred income tax assets and liabilities at year-end 2002, along with the income tax effect, were as follows:

	Assets	Liabilities

Property, plant and equipment	$—	$2,638
Intangibles	1,859	—
Deferred revenue	23,424	—
Postretirement and other benefits	7,307	—
Accrued expenses	—	1,535
Reserves and allowances	13,808	—
Other, net	40	—

Total	$46,438	$4,173

Management believes it is more likely than not that these deferred income tax assets will be realized based on current income tax laws and expectations of future taxable income stemming from the reversal of existing deferred tax liabilities or ordinary operations. Uncertainties surrounding income tax law changes, shifts in operations between state taxing jurisdictions and future operating income levels may, however, affect the ultimate realization of all or some of these deferred income tax assets.

6.     Long-Term Obligation

In 1990, Sprint Publishing & Advertising entered into Directory Agreements with various Sprint local telephone companies, which includes termination fees. Initial installments were paid in 1990. The remaining installment payments are due quarterly in 2005 and total approximately $19,730,000. At year-end 2002, the long-term obligation recorded in Sprint Publishing & Advertising’s Combined Consolidated Balance Sheet is approximately $16,110,000, which represents the present value of the termination fees per the various Directory Agreements.

Interest was accrued on this present value liability at 10% per annum. Interest expense on these obligations totaled $1,238,000 in 2002.

The estimated fair value of the long-term obligation was $18,078,000 at December 31, 2002. This estimated fair value of the long-term obligation was based on quoted market prices for publicly traded issues.

See Note 10 for treatment subsequent to the change in control.

7.     Commitments and Contingencies

Litigation, Claims and Assessments

From time to time various lawsuits arise in the ordinary course of business against Sprint Publishing & Advertising.

Management cannot predict the final outcome of these actions but believes they will not be material to Sprint Publishing & Advertising’s combined consolidated financial statements.

Operating Leases

Sprint Publishing & Advertising’s minimum rental commitments at year-end 2002 for all noncancelable operating leases, consisting mainly of leases for data processing equipment, are as follows:

2003	$2,528
2004	1,468
2005	768
2006	430
2007	430
Thereafter	1,791

Sprint Publishing & Advertising’s gross rental expense totaled $1,837,000 in 2002. Rental commitments for subleases, contingent rentals and executory costs were not significant.

8.     Additional Financial Information

Printing costs paid to one vendor represented approximately 17% of Sprint Publishing & Advertising’s net operating expenses in 2002.

Sales agency and directory production services paid to one vendor represent approximately 21% of Sprint Publishing & Advertising’s net operating expenses in 2002.

9.     Recently Issued Accounting Pronouncements

In April 2002, the FASB issued Statement No. 145, “Recission of FASB Statements No. 4, 44, and 64, Amendment to FASB Statement No. 13, and Technical Corrections”. The provisions related to Statement No. 4 are effective for fiscal years beginning after May 15, 2002. The provisions related to Statement No. 13 are effective for transactions occurring after May 15, 2002. All other provisions of this statement are effective for financial statements issued on or after May 15, 2002. The recission of Statement No. 4, “Reporting Gains and Losses from Extinguishment of Debt”, and Statement No. 64, “Extinguishment of Debt to Satisfy Sinking-Fund Requirements”, requires that gains and losses from the extinguishment of debt be reported in other income or expense. The gains and losses would be reported as extraordinary items only if they are unusual in nature and occur infrequently. The amendment to Statement No. 13, “Accounting for Leases”, requires that modifications to capital leases that give rise to operating lease classification be treated as a sale-leaseback. Sprint Publishing & Advertising will adopt this statement as the provisions become effective. Sprint Publishing & Advertising has determined that there will be no material impact of adopting this standard.

In July 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” The objective of this statement is to provide accounting guidance for legal obligations associated with the retirement of long-lived assets by requiring the fair value of a liability for the asset retirement obligation to be recognized in the period in which it is incurred. When the liability is initially recognized, the asset retirement costs should also be capitalized by increasing the carrying amount of the related long-lived asset. The liability is then accreted to its present value each period and the capitalized costs are depreciated over the useful life of the associated asset. Sprint Publishing & Advertising has assessed its legal obligations and, accordingly, has determined that there will be no material impact of adopting this standard. This statement is effective for fiscal years beginning after June 15, 2002. Sprint Publishing & Advertising intends to adopt this standard on January 1, 2003.

In June 2002, the FASB issued Statement No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”, which is effective for financial statements where exit or disposal activities are initiated after December 31, 2002. This statement nullifies EITF Issue 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity”, which allowed recognition of a liability for exit and disposal activities upon management’s intent to exit or dispose of an activity. This statement requires that a liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Sprint Publishing & Advertising will adopt this statement for exit or disposal activities initiated after December 31, 2002.

In December 2002, the FASB issued Statement No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure”. This statement amends Statement No. 123, “Accounting for Stock-Based Compensation”. The provisions of this statement are effective for interim and annual financial statements for fiscal years ending after December 15, 2002. This statement provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. Also, this statement amends the disclosure requirements of Statement No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. Sprint Publishing & Advertising has not adopted the fair value recognition method, but will adopt the disclosure requirements of this statement.

10.     Subsequent Events

On January 3, 2003, Sprint completed the sale of its directory publishing business to R.H. Donnelley Inc. for $2.23 billion in cash. As part of this stock sale agreement, the long-term obligation will be settled with a $14 million payment from R.H. Donnelley Inc. and a payment from SPA for the remainder of the future value of the obligation as part of settling intercompany accounts.

Concurrent with the sale transaction, the entities comprising SPA underwent a name change. Sprint Publishing & Advertising, Inc., changed its name to R.H. Donnelley Publishing & Advertising, Inc. and Centel Directory Company changed its name to R.H. Donnelley Directory Company.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of R.H. Donnelley Corporation and
R.H. Donnelley APIL Inc.

In our opinion, the accompanying balance sheets and the related consolidated statements of operations, cash flows and changes in shareholder’s equity present fairly, in all material respects, the financial position of R.H. Donnelley APIL Inc. (the “Company”) at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PRICEWATERHOUSECOOPERS LLP

Raleigh, North Carolina
March 16, 2005

R.H. DONNELLEY APIL INC.
BALANCE SHEETS

	December 31,
(in thousands except share and per share data)	2004	2003

Assets
Current Assets
Cash and cash equivalents	$82	$8
Accounts receivable – from affiliate in 2004	84,552	93,449
Current portion of notes receivable from affiliates	55,476	—
Amounts due from affiliates	5,934	—

Total current assets	146,044	93,457
Long-term notes receivable from affiliates	1,058,777	—

Total Assets	$1,204,821	$93,457

Liabilities and Shareholder’s Equity
Current Liabilities
Accounts payable and accrued liabilities	$18	$5
Amounts due to affiliates	—	30,078

Total current liabilities	18	30,083
Commitments and contingencies
Shareholder’s Equity
Common stock, par value $.01 per share, 1,000 shares authorized, issued and outstanding	—	—
Additional paid-in capital	1,201,974	63,374
Retained earnings	2,829	—

Total shareholder’s equity	1,204,803	63,374

Total Liabilities and Shareholders’ Equity	$1,204,821	$93,457

The accompanying notes are an integral part of the financial statements.

R.H. DONNELLEY APIL INC.
STATEMENTS OF OPERATIONS

	Years Ended December 31,
(in thousands)	2004	2003	2002

Gross revenue	$88,644	$96,706	$96,982
Expenses
Operating expenses	71	50	194
General and administrative expenses	15	570	75

Total expenses	86	620	269
Operating income	88,558	96,086	96,713

Interest income on notes receivable from affiliates	15,625	208,585	7,129

Income before income taxes	104,183	304,671	103,842
Provision for income taxes	38,965	110,988	37,828

Net income	$65,218	$193,683	$66,014

The accompanying notes are an integral part of the financial statements.

R.H. DONNELLEY APIL INC.
STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(in thousands)	2004	2003	2002

Cash Flows from Operating Activities
Net income	$65,218	$193,683	$66,014
Reconciliation of net income to net cash provided by operating activities:
Depreciation	—	2	—
Changes in assets and liabilities:
Decrease in accounts receivable	8,897	4,531	5,780
Increase (decrease) in accounts payable and accrued liabilities	13	4	(18)

Net cash provided by operating activities	74,128	198,220	71,776
Cash Flows from Investing Activities
Investment in affiliate	—	(2,227,475)	—
Note receivable issued to affiliates	(1,138,600)	—	—
Principal repayments on notes receivable from affiliates	24,347	111,840	—

Net cash used in investing activities	(1,114,253)	(2,115,635)	—
Cash Flows from Financing Activities
Capital contributions from parent	1,138,600	2,227,475	—
Change in amounts due from/to affiliates, net	(36,012)	87,970	20,188
Dividends paid	(62,389)	(398,038)	(91,977)

Net cash provided by (used in) financing activities	1,040,199	1,917,407	(71,789)

Increase (decrease) in cash and cash equivalents	74	(8)	(13)
Cash and cash equivalents, beginning of year	8	16	29

Cash and cash equivalents, end of year	$82	$8	$16

Supplemental Information
Cash interest received	$15,184	$208,585	$7,129

The accompanying notes are an integral part of the financial statements.

R.H. DONNELLEY APIL INC.
STATEMENTS OF CHANGES IN SHAREHOLDER’S EQUITY

				Total
	Common Stock	Additional	Retained	Shareholder’s
(in thousands except stock value data)	Shares	Paid-in-Capital	Earnings	Equity

Balance, December 31, 2001	1	$91,855	$15,398	$107,253
Net income	—	—	66,014	66,014
Cash dividend	—	(10,565)	(81,412)	(91,977)

Balance, December 31, 2002	1	81,290	—	81,290
Net income	—	—	193,683	193,683
Capital contribution from parent		2,227,475	—	2,227,475
Cash dividend	—	(342,125)	(55,913)	(398,038)
Distribution of subsidiary to parent	—	(1,903,266)	(137,770)	(2,041,036)

Balance, December 31, 2003	1	63,374	—	63,374
Net income	—	—	65,218	65,218
Cash dividend	—	—	(62,389)	(62,389)
Capital contribution from parent	—	1,138,600	—	1,138,600

Balance, December 31, 2004	1	$1,201,974	$2,829	$1,204,803

The accompanying notes are an integral part of the financial statements.

R.H. DONNELLEY APIL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in thousands)

1. Business and Basis of Presentation

The consolidated financial statements for the years ended December 31, 2003 and 2002 include the accounts of R.H. Donnelley APIL Inc. (the “Company”, “APIL”, “we,” “us” and “our”) and its direct wholly owned subsidiary R.H. Donnelley Acquisitions, Inc. (“RHD Acquisitions”). In December 2003, the Company transferred the assets and liabilities of RHD Acquisitions to RH Donnelley, Inc. (“RHD Inc.”). Commencing December 31, 2003 the accompanying financial statements represent solely those of the Company. The Company is a wholly owned subsidiary of RHD Inc., a wholly owned subsidiary of R.H. Donnelley Corporation (“RHD”). All intercompany transactions and balances have been eliminated.

On September 1, 2004, RHD completed the acquisition of the directory publishing business (“SBC Directory Business”) of SBC Communications, Inc. (“SBC”) in Illinois and Northwest Indiana (the “Territory”), including SBC’s interests in The DonTech II Partnership (“DonTech”), a 50/50 general partnership between RHD Inc. and an affiliate of SBC (collectively, the “SBC Directory Acquisition”). DonTech is now a 50/50 general partnership between RHD Inc. and one of its wholly owned subsidiaries, and the exclusive sales agent for SBC-branded yellow pages, white pages and street address directories published in the Territory. APIL was incorporated on April 7, 2000 and is principally engaged in the business of managing the Revenue Participation Agreement (“RPI Agreement”) between RHD Inc. and R.H. Donnelley Publishing & Advertising of Illinois Partnership (“PAIL Partnership”), formerly known as Ameritech Publishing of Illinois Partners Partnership (“APIL Partners”). APIL Partners was an indirect wholly owned subsidiary of SBC prior to the SBC Directory Acquisition on September 1, 2004.

2. Summary of Significant Accounting Policies

Principles of Consolidation. The financial statements for the year ended December 31, 2004 include the accounts of APIL on a single company basis. For the years 2003 and 2002, the consolidated financial statements include the accounts of the APIL and RHD Acquisitions, its wholly owned subsidiary. All intercompany transactions and balances have been eliminated.

Revenue Recognition. The Company earns revenue under the terms of the RPI Agreement, which is based on DonTech’s advertising sales and is recognized when a sales contract is executed with a customer. Prior to the SBC Directory Acquisition, we earned RPI revenue from APIL Partners, an affiliate of SBC. Subsequently, our RPI revenue is earned from PAIL Partnership, an affiliate of RHD, and totaled $23.5 million during 2004.

Cash and Cash Equivalents. Cash equivalents include liquid investments with an original maturity of three months or less, and the carrying amounts approximate fair value.

Accounts Receivable. At December 31, 2003 and through the date of the SBC Directory Acquisition, accounts receivable consisted of the revenue participation receivable balances owed to us from SBC. Upon completion of the SBC Directory Acquisition, amounts owed to us under the RPI Agreement are also included in accounts receivable and represent amounts due from PAIL Partnership, an affiliate of ours.

Income Taxes. We are included in RHD’s combined federal income tax return. We account for income taxes under the liability method in accordance with SFAS 109, Accounting for Income Taxes. Deferred tax liabilities or assets reflect temporary differences between amounts of assets and liabilities for financial and tax reporting. Such amounts are adjusted, as appropriate, to reflect changes in tax rates expected to be in effect when the temporary differences reverse. A valuation allowance is established to offset any deferred tax assets if, based upon the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. See Note 4 for more information regarding our provision for income taxes.

Use of Estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

3. Notes Receivable from Affiliates and Related Interest Income

In 2004, we issued two notes in connection with the SBC Directory Acquisition. One note was issued to the newly formed R.H. Donnelley Publishing & Advertising of Illinois Holdings, LLC (“PAIL Holdings”) and the other to the newly formed

DonTech Holdings, LLC (“DTH”), both entities are wholly owned direct subsidiaries of RHD Inc. The notes are recorded at face value and the carrying amounts approximate fair values. Principal and interest payments are due quarterly and mature in 2011. Interest accrues on all unpaid principal at an annual rate equal to the composite interest rate applicable to borrowings under RHD’s Credit Facility (as defined in Note 5) and was approximately 4.2% during the four months ended December 1, 2004. Interest income from PAIL Holdings and DTH for 2004 was $13.8 million and $1.9 million, respectively.

The carrying amounts of our notes are summarized as follows at December 31, 2004:

PAIL Holdings	$981,161
DTH	133,092

Total	$1,114,253

During 2003 and 2002, RHD Acquisitions received interest income of $7.1 million for each of the years on a $99.9 million promissory note bearing interest at an annual rate of 7.1% due from RHD Inc. Additionally, during 2003, RHD Acquisitions issued a $2,227 million note receivable bearing an annual interest rate of 9.3% to R.H. Donnelley Publishing and Advertising, an affiliate, and received related interest income on the note of $201.5 million. The 2003 note was issued in connection with the acquisition of the directory business of Sprint Corporation.

4. Income Taxes

Provision for income taxes consisted of:

	2004	2003	2002
Current provision
U.S. Federal	$35,120	$106,634	$36,344
State and local	3,845	4,354	1,484

Total current provision	38,965	110,988	37,828

Provision for income taxes	$38,965	$110,988	$37,828

The following table summarizes the significant differences between the U.S. Federal statutory tax rate and our effective tax rate.

	2004	2003	2002
Statutory U.S. Federal tax rate	35.0%	35.0%	35.0%
State and local taxes, net of U.S. Federal tax benefit	2.4	1.4	1.4

Effective tax rate	37.4%	36.4%	36.4%

The 2004 tax provision is based on an effective tax rate of 37.4%. RHD Inc. is considered the taxpayer and, as such, any current income tax liabilities are reflected in amounts due to affiliates on the balance sheet.

5. Pledge of Capital Stock

In connection with the SBC Directory Acquisition, RHD Inc. amended and restated its Credit Facility (“Credit Facility”), which at that time consisted of a $700 million Term Loan A-2, a $1,650 million Term Loan B-2 and a $175 million revolver for an aggregate facility of $2,525 million. On December 6, 2004, RHD Inc. amended its Credit Facility creating a new Term Loan A-3 and a new Term Loan D, both replacing the Term Loan B-2. Term Loans A-2, A-3 and D require quarterly principal payments. As of December 31, 2004, the outstanding balances of Term Loans A-2, A-3 and D were $526 million, $194 million and $1,441 million, respectively, and $41 million was outstanding under the Revolver. The Revolver, Term Loan A-2 and Term Loan A-3 mature in December 2009, and Term Loan D matures in June 2011. RHD Inc. also has issued $325 million of 8.875% Senior Notes (“Senior Notes”) and $600 million of 10.875% Senior Subordinated Notes (“Subordinated Notes,” and, collectively with the Senior Notes, the “Notes”). The Senior Notes became secured in connection with the amendment and restatement of the Credit Facility for the SBC Directory Acquisition. Our capital stock, and thus indirectly all of our assets and stockholder’s equity, is pledged as collateral to secure RHD Inc.’s obligations under its Credit Facility and the Senior Notes. We also guarantee the Senior Notes and the Senior Subordinated Notes. The total principal amount of the Senior Notes subject to the pledge of capital stock as at December 31, 2004 was $325 million.

RHD’s Credit Facility and the indentures governing the Notes contain usual and customary negative covenants that, among other things, place limitations on its and our ability to (i) incur additional indebtedness, including capital leases and liens; (ii) pay dividends (except we may freely pay dividends to our parent) and repurchase capital stock; (iii) enter into mergers, consolidations, acquisitions, asset dispositions and sale-leaseback transactions; (iv) make capital expenditures; (v) issue capital stock; and (vi) engage in transactions with affiliates. The Credit Facility also contains financial covenants relating to maximum consolidated leverage, minimum interest coverage and maximum senior secured leverage as defined therein.

6. Related Party Transactions

We have entered into various agreements and business transactions with RHD Inc. and its subsidiaries during each of the years in the three-year period ended December 31, 2004.

We entered into an annual lease agreement with RHD Inc. to rent office space in Las Vegas, Nevada. Rent expense under this arrangement totaled $10,000 for each year ended December 31, 2003 and 2002, respectively. This agreement was terminated during 2003.

In accordance with a continuing dividend resolution passed by our Board of Directors, each month we distribute cash received from the RPI Agreement to RHD Inc. in the form of a dividend. Dividends declared and paid by us to RHD Inc. for the years ended December 31, 2004, 2003, and 2002 were $62.4 million, $398.0 million, and $92.0 million, respectively.

In December 2003, the Company distributed its 100% ownership in the capital stock of RHD Acquisitions to its parent company, RHD Inc. The distribution, which amounted to $2,041 million, is reflected in the Statement of Shareholder’s Equity. No gain or loss was recognized on the transaction.

RHD Inc. made a capital contribution to the Company in the amount of $1,139 million in September 2004.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of R.H. Donnelley Corporation and
Board of Directors and Partners of DonTech II Partnership:

In our opinion, the accompanying balance sheets and the related statements of operations, cash flows and changes in partners’ capital present fairly, in all material respects, the financial position of the DonTech II Partnership (“DonTech”) at December 31, 2003, and the results of its operations and its cash flows for the eight months ended August 31, 2004, and years ended December 31, 2003 and 2002, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of DonTech’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PRICEWATERHOUSECOOPERS LLP

Raleigh, North Carolina
March 16, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of R.H. Donnelley Corporation and
Board of Directors and Partners of DonTech II Partnership:

In our opinion, the accompanying balance sheets and the related statements of operations, cash flows and changes in partners’ capital present fairly, in all material respects, the financial position of the DonTech II Partnership (“DonTech”) at December 31, 2004, and the results of its operations and its cash flows for the four months ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of DonTech’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PRICEWATERHOUSECOOPERS LLP

Raleigh, North Carolina
March 16, 2005

DONTECH
BALANCE SHEETS

	Successor	Predecessor
	December 31,
(in thousands)	2004	2003

Assets
Current Assets
Cash and cash equivalents	$4	$4,775
Commissions receivable from related party	88,940	97,730
Amounts due from affiliates	35,485	—
Other current assets	607	560

Total current assets	125,036	103,065
Fixed assets and computer software, net	5,371	5,677
Intangible assets, net	104,096	—
Goodwill	32,066	—
Pension asset	—	7,199
Other assets	1,478	1,565

Total Assets	$268,047	$117,506

Liabilities and Partners’ Capital
Current Liabilities
Accounts payable	$—	$1,752
Accrued liabilities	5,584	5,280

Total current liabilities	5,584	7,032
Pension and post-retirement benefits other than pensions	7,331	4,624
Deferred rent credits	1,676	1,435

Total liabilities	14,591	13,091
Commitments and contingencies
Partners’ capital	253,615	104,764
Accumulated other comprehensive loss	(159)	(349)

Total Liabilities and Partners’ Capital	$268,047	$117,506

The accompanying notes are an integral part of the financial statements.

DONTECH
STATEMENTS OF OPERATIONS

		Predecessor
	Successor	Eight
	Four Months	Months
	Ended	Ended	Predecessor
	December 31,	August 31,	Year Ended December 31,
(in thousands)	2004	2004	2003	2002

Sales commissions from related party, net	$24,771	$68,777	$99,711	$101,792
Expenses
Selling	17,178	30,297	46,773	48,016
Administrative	1,893	7,962	11,832	10,273
Occupancy and depreciation	1,898	4,495	6,720	7,388
Amortization of intangible assets and other	1,994	595	860	885

Total operating expenses	22,963	43,349	66,185	66,562
Operating income	1,808	25,428	33,526	35,230
Other income, net	—	126	1,168	1,729

Net income	$1,808	$25,554	$34,694	$36,959

Comprehensive Income
Net income	$1,808	$25,554	$34,694	$36,959
Minimum pension liability adjustment	190	—	(349)	—

Comprehensive income	$1,998	$25,554	$34,345	$36,959

The accompanying notes are an integral part of the financial statements.

DONTECH
STATEMENTS OF CASH FLOWS

		Predecessor
	Successor	Eight
	Four Months	Months	Predecessor
	Ended	Ended	Year Ended December 31,
	December 31,	August 31,
(in thousands)	2004	2004	2003	2002

Cash Flows from Operating Activities
Net income	$1,808	$25,554	$34,694	$36,959
Reconciliation of net income to net cash provided by operating activities:
Depreciation and amortization	1,230	1,212	1,603	1,702
Loss on disposal of fixed assets	—	23	205	26
Changes in assets and liabilities:
Increase in commissions receivable	8,563	227	4,628	6,117
(Increase) decrease in prepaid expenses	(432)	385	94	(743)
Increase in receivable from landlord	—	—	—	(450)
(Increase) decrease in other assets	(22)	39	2,086	1,322
(Decrease) increase in accounts payable	(1,068)	(684)	150	29
Increase (decrease) in accrued liabilities	164	323	(84)	457
Increase in pension and post-retirement benefits	2,714	—	—	—
(Decrease) increase in deferred rent credits	(57)	298	(115)	1,579

Net cash provided by operating activities.	12,900	27,377	43,261	46,998
Cash Flows from Investing Activities
Additions to fixed assets and computer software	(23)	(1,235)	(1,450)	(678)

Net cash used in investing activities	(23)	(1,235)	(1,450)	(678)
Cash Flows from Financing Activities
Distribution to partners	—	(26,500)	(42,452)	(44,850)
Change in amounts due to affiliates	(17,290)	—	—	—
Increase (decrease) in distribution payable	—	—	(3,600)	3,600

Net cash used in financing activities	(17,290)	(26,500)	(46,052)	(41,250)

(Decrease) increase in cash and cash equivalents	(4,413)	(358)	(4,241)	5,070
Cash and cash equivalents, beginning of period	4,417	4,775	9,016	3,946

Cash and cash equivalents, end of period	$4	$4,417	$4,775	$9,016

The accompanying notes are an integral part of the financial statements.

DONTECH
STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL

	DonTech	R.H.	Ameritech
	Holdings,	Donnelley,	Publishing of
(in thousands)	LLC	Inc.	Illinois, Inc.	Total

Predecessor Balance, January 1, 2002	$—	$90,105	$30,308	$120,413
Net income	—	18,479	18,480	36,959
Distributions to partners	—	(22,425)	(22,425)	(44,850)

Predecessor Balance, December 31, 2002	—	86,159	26,363	112,522
Net income	—	17,347	17,347	34,694
Distributions to partners	—	(21,226)	(21,226)	(42,452)

Predecessor Balance, December 31, 2003	—	82,280	22,484	104,764
Net income	—	12,777	12,777	25,554
Distributions to partners	—	(13,250)	(13,250)	(26,500)

Predecessor Balance, August 31, 2004	—	81,807	22,011	103,818

Contribution	170,000	—	—	170,000
Liquidation of partnership interest	—	—	(22,011)	(22,011)
Net income	904	904	—	1,808

Successor Balance, December 31, 2004	$170,904	$82,711	$—	$253,615

The accompanying notes are an integral part of the financial statements.

DONTECH
NOTES TO FINANCIAL STATEMENTS
(tabular amounts in thousands)

1. Form of Organization and Nature of Business

The DonTech II Partnership (“DonTech”, “we”, “us” and “our”) is a 50/50 general partnership between R. H. Donnelley Inc. (“RHD Inc.”) and DonTech Holdings, LLC (“DTH”). DTH is a limited liability company wholly owned by RHD Inc., a wholly owned subsidiary of R.H. Donnelley Corporation (“RHD”). On September 1, 2004, RHD completed the acquisition for $1.41 billion in cash of the directory publishing business (the “SBC Directory Business”) of SBC Communications, Inc. (“SBC”) in Illinois and Northwest Indiana, including SBC’s interests in DonTech, which at that time, was a 50/50 general partnership between RHD Inc. and Ameritech Publishing of Illinois, Inc. (“APIL”), an indirect wholly owned subsidiary of SBC (collectively, the “SBC Directory Acquisition”). On September 1, 2004, DTH made an initial capital contribution of $170 million to DonTech.

The SBC Directory Acquisition was accounted for as a purchase business combination by RHD and the purchase price was allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their respective fair values on September 1, 2004. In connection with the purchase price allocation, $105 million of identifiable intangible assets and $32 million in goodwill related to DonTech. See “Identifiable Intangible Assets and Goodwill” below for additional information. The financial statements presented herein prior to September 1, 2004 are those of DonTech as a 50/50 general partnership between RHD Inc. and APIL (the “Predecessor”). The financial statements as of December 31, 2004 and for the four-month period then ended are those of DonTech subsequent to the SBC Directory Acquisition as a 50/50 general partnership between RHD Inc. and DTH (the “Successor”). See Note 3, “Acquisition” for a further description of the acquisition.

DonTech is the exclusive sales agent for SBC-branded yellow pages, white pages and street address directories published in Illinois and Northwest Indiana. The partnership receives a 27% commission on sales, net of provisions. DonTech’s cost structure includes principally sales, sales operations, office services, finance, facilities and related overhead. DonTech profits were shared equally between RHD Inc. and APIL for periods prior to the SBC Directory Acquisition. For periods after August 31, 2004, DonTech profits or losses are shared equally between RHD Inc. and DTH.

2. Summary of Significant Accounting Policies

Cash and Cash Equivalents. Cash and cash equivalents include liquid investments with an original maturity of three months or less, and the carrying amounts approximate fair value.

Revenue Recognition. Revenue is comprised of sales commissions reflected net of provisions and is recognized based upon execution of contracts in the period the contract was executed for the sale of advertising. Following the SBC Directory Acquisition, more than 99% of DonTech’s revenue is generated from DonTech’s sales agency agreement with R.H. Donnelley Publishing & Advertising of Illinois Partnership, an affiliate of RHD.

Fixed Assets and Computer Software. Fixed assets and computer software are recorded at cost and are depreciated on a straight-line basis over the estimated useful lives of the assets. Upon asset retirement or other disposition, the cost and the related accumulated depreciation are removed from the accounts, and any resulting gain or loss is included in the statement of operations. Amounts incurred for repairs and maintenance is charged to operations.

Identifiable Intangible Assets and Goodwill. As a result of the SBC Directory Acquisition, certain identifiable intangible assets specific to DonTech’s operations were recorded at their estimated fair value. Amortization expense for the four months ended December 31, 2004 was $0.9 million. Amortization expense for these intangible assets for each of the five succeeding years is estimated to be approximately $2.7 million. The acquired identifiable intangible assets and their respective book values at December 31, 2004 are shown in the table below.

	Directory Services	Customer
	Agreements	relationships	Total
Initial fair value	$90,000	$15,000	$105,000
Accumulated amortization	(600)	(304)	(904)

Net intangible assets	$89,400	$14,696	$104,096

Directory services agreements between SBC and RHD (including DonTech and other subsidiaries of RHD) include a directory services license agreement, a non-competition agreement, a SMARTpages reseller agreement and a directory publishing listing agreement (collectively, “SBC Directory Services Agreements”) with certain affiliates of SBC. The directory services license agreement designates us as the official and exclusive provider of yellow pages directory services for SBC (and its successors) in Illinois and Northwest Indiana (the “Territory”), grants us the exclusive license (and obligation as specified in the agreement) to produce, publish and distribute white pages directories in the Territory as SBC’s agent and grants us the exclusive license (and obligation as specified in the agreement) to use the SBC brand and logo on print directories in the Territory. The non-competition agreement prohibits SBC (and its affiliates and successors), with certain limited exceptions, from (1) producing, publishing and distributing yellow and white pages print directories in the Territory, (2) soliciting or selling local or national yellow or white pages advertising for inclusion in such directories, and (3) soliciting or selling local Internet yellow pages advertising for certain Internet yellow pages directories in the Territory or licensing SBC marks to any third party for that purpose. The SMARTpages reseller agreement gives us the exclusive right to sell local Internet yellow pages advertising and the non-exclusive right to sell Internet yellow pages advertising with respect to geographies outside the Territory to any advertiser (excluding national advertisers) located inside the Territory onto SBC’s SMARTpages.com platform (and any successor product as specified in the agreement). The directory publishing listing license agreement gives us the right to purchase and use basic SBC subscriber listing information and updates for the purpose of publishing directories. The SBC Directory Services Agreements (other than the SMARTpages reseller agreement) have initial terms of 50 years, subject to automatic renewal and early termination under specified circumstances. The SMARTpages reseller agreement has a term of 5 years. The fair value of these agreements was determined based on the present value of estimated future cash flows and is being amortized under the straight-line method over the indicated terms. The fair value of the SMARTpages reseller agreement was not allocated to DonTech.

The fair value of customer relationships was determined based on the present value of estimated future cash flows and is being amortized under the income forecast method. The weighted average useful life of these relationships is approximately 20 years.

The excess purchase price for the SBC Directory Acquisition over the net tangible and identifiable intangible assets acquired of $212.9 million was recorded as goodwill and of this amount, $32.0 million related to DonTech based on the fair value of DonTech’s net assets acquired in the acquisition.

While we do not anticipate significant changes to the fair value of net assets acquired, additional information could come to our attention that may require us to revise the purchase price allocation in connection with the SBC Directory Acquisition. In accordance with SFAS 142, Goodwill and Other Intangible Assets, goodwill is not amortized, but is subject to periodic impairment testing. No impairment losses were recorded in 2004.

Pension and Other Postretirement Benefits. Pension and other postretirement benefits represent estimated amounts to be paid to employees in the future. The accounting for benefits reflects the recognition of these benefit costs over the employee’s approximate service period based on the terms of the plan and the investment and funding decisions made. The determination of the benefit obligation and the net periodic pension and other postretirement benefit costs requires management to make assumptions regarding the discount rate, return on retirement plan assets, increase in future compensation and healthcare cost trends. Changes in these assumptions can have a significant impact on the projected benefit obligation, funding requirement and net periodic benefit cost. The assumed discount rate is the rate at which the pension benefits could be settled. We use the rates on Aa corporate bonds as a basis for determining our discount rate assumption. The expected long-term rate of return on plan assets is based on the mix of assets held by the plan and the expected long-term rates of return within each asset class. The anticipated trend of future healthcare costs is based on historical experience and external factors. See Note 7 for further information regarding our benefit plans.

Effective January 1, 2003 we reduced our estimated rate of return on plan assets from 9.75% to 8.25%. As a result of low investment returns over the few preceding years, as well as our outlook for the long term, particularly for equity securities, we determined that the prior assumed rate of return of 9.75% no longer reflected our best estimate of future long-term returns. Based on the then-current investment environment and the pension plan’s asset allocation, we determined that a long-term rate of return of 8.25% better reflected our expectations for future long-term returns.

Income taxes. No provision for income taxes is made as the proportional share of partnership income is the responsibility of the individual partners.

Concentration of Credit Risk. Financial instruments, which potentially subject DonTech to a concentration of credit risk, consist principally of receivables from affiliates for sales commissions. Prior to the SBC Directory Acquisition, these amounts were due from SBC. Subsequently, sales commissions are due from an RHD affiliate, R.H. Donnelley Publishing & Advertising of Illinois Partnership. DonTech does not require any of its affiliates to provide collateral.

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

Reclassifications. Certain prior year amounts have been reclassified to conform to the current year’s presentation. These reclassifications had no impact on previously reported results of operations or partners’ capital.

New Accounting Pronouncements. On December 16, 2004, the FASB issued FASB Statement No. 123 (revised 2004), Share-Based Payment” (“FAS 123(R)”). FAS 123(R); requires companies to calculate the fair value of stock options granted to employees, and amortize that amount over the vesting period as an expense through the income statement. The accounting provisions of FAS 123(R); are effective for interim periods beginning after June 15, 2005, but companies have a choice of transition methods: modified prospective, modified retrospective, or early adoption. Management is presently evaluating the transition method and effective date for transition to FAS 123(R); during 2005 and what impact adoption of FAS 123(R); may have on DonTech.

In May 2004, the Financial Accounting Standards Board issued Financial Staff Position (“FSP”) No. FAS 106-2, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003, which provides guidance on accounting for the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 for employers that sponsor postretirement healthcare plans that provide drug benefits. The Act introduces prescription drug care benefits under Medicare and also allows for certain sponsors of postretirement benefit plans with a drug benefit to receive a non-taxable federal subsidy if certain criteria are met. The FSP requires interim and annual period financial statements beginning after June 15, 2004 to include the effect of the subsidy on the measurement of net periodic postretirement benefit costs. DonTech adopted the provisions of the FSP in the fourth quarter of 2004, which resulted in decrease to its accumulated postretirement benefit obligation of approximately $1.8 million.

3. Acquisition

On September 1, 2004, RHD completed the SBC Directory Acquisition for $1.41 billion in cash, after working capital adjustments and the settlement of a $30 million liquidation preference owed to RHD related to DonTech. In connection with the purchase price allocation, $105 million of identifiable intangible assets and $32 million in goodwill related to DonTech. The primary purpose of this acquisition was to complete RHD’s transformation from a sales agent and pre-press vendor for yellow pages advertising to a leading publisher of yellow pages directories with control of its business.

The acquisition was accounted for as purchase business combination in accordance with SFAS 141, Business Combinations. The purchase price was allocated to the related tangible and identifiable intangible assets acquired and liabilities assumed based on their respective estimated fair values on the acquisition date. Certain long-term intangible assets were identified and recorded at their estimated fair value. Identifiable intangible assets acquired include directory services agreements between the Company and SBC, customer relationships and acquired trademarks and trade names. In accordance with SFAS 142, Goodwill and Other Intangible Assets, the fair values of the identifiable intangible assets are being amortized over their estimated useful lives in a manner that best reflects the economic benefits derived from such assets. Goodwill is not amortized but is subject to impairment testing on an annual basis. See Note 2, Summary of Significant Accounting Policies — Identifiable Intangible Assets and Goodwill, for a further description of our intangible assets and goodwill.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed in the SBC Directory Acquisition on September 1, 2004 specific to DonTech:

Current assets	$51,616
Non-current assets	2,837
Intangible assets	105,000
Goodwill	32,066

Total assets acquired	191,519
Current liabilities	(9,232)
Non-current liabilities	(867)

Total liabilities assumed	(10,099)

Net assets acquired	$181,420

4. Fixed Assets and Computer Software

Fixed assets and computer software consisted of the following:

	Successor	Predecessor
	December 31,	December 31,
	2004	2003
Furniture, fixtures, and equipment	$2,860	$7,109
Computers and software	1,521	5,913
Leasehold improvements	1,316	1,969

Total cost	5,697	14,991
Less accumulated depreciation and amortization	(326)	(9,314)

Net fixed assets and computer software	$5,371	$5,677

Depreciation and amortization expense for the four months ended December 31, 2004, the eight months ended August 31, 2004, and the years ended December 31, 2003 and 2002 was $0.3 million, $1.2 million, $1.6 million and $1.7 million, respectively.

During the eight months ended August 31, 2004, and the year ended December 31, 2003, DonTech disposed of fixed assets with a cost of $0.4 million and $12.1 million respectively. These assets disposed of had a net book value of $0.02 million and $0.2 million, respectively, with no significant sales proceeds, resulting in losses on disposal, which are reflected in the statement of operations as other income, net.

5. Accrued Liabilities

Accrued liabilities consisted of the following:

	Successor	Predecessor
	December 31,	December 31,

Accrued bonuses, commissions and other employee expenses	$5,561	$5,081
Other accrued liabilities	23	199

	$5,584	$5,280

6. Related Party Transactions

RHD and its subsidiaries provide us with general and administrative services, which we record as expenses. Where possible, certain costs are directly assigned to us. Indirect costs of RHD and its subsidiaries, where appropriate, are allocated to us based on several factors, including relative equity, number of employees and a composite based on our proportionate share of certain direct and allocated charges. Direct and indirect costs charged to us from RHD and its subsidiaries during the four months ended December 31, 2004 totaled $2.8 million.

Financing activities are managed by RHD on a consolidated basis. Under this cash management program, RHD and DonTech advanced funds to each other. These intercompany net advances were classified as a current asset and were non-interest bearing.

Prior to the SBC Directory Acquisition, DonTech purchased insurance services from RHD and general ledger and purchasing services from SBC. Payments made to RHD for insurance services for the eight months ended August 31, 2004, and the years ended December 31, 2003 and 2002 were $0.6 million, $0.8 million and $0.5 million, respectively. Payments made to SBC for general ledger and purchasing services prior to the SBC Directory Acquisition were not significant in each of the periods presented in the statements of operations.

Prior to the SBC Directory Acquisition, DonTech also provided facility space for certain employees of SBC under an agreement entered into in 1998 (see Note 6).

7. Commitments and Contingencies

DonTech leases certain office facilities under noncancelable lease arrangements. Rent expense under these operating leases for the four months ended December 31, 2004, the eight months ended August 31, 2004, and the years ended December 31, 2003 and 2002 was $0.7 million, $1.5 million, $2.2 million, and $2.3 million, respectively.

During 1998 DonTech entered into a sublease agreement with SBC whereby DonTech received sublease rental income from SBC. For the eight months ended August 31, 2004, and the years ended December 31, 2003 and 2002, sublease rental income totaled $0.4 million, $0.06 million, and $0.06 million, respectively. This sublease agreement was terminated in connection with the SBC Directory Acquisition.

The future minimum lease payments required under noncancelable operating leases that have initial or remaining lease terms in excess of one year as of December 31, 2004 are as follows:

2005	$4,235
2006	4,220
2007	3,930
2008	3,977
2009	3,989
Thereafter	1,566

Total	$21,917

During 2002, DonTech renegotiated the lease for its headquarters facility, which was originally scheduled to terminate on January 31, 2010. The renegotiated lease extended the terms of the agreement two additional years (through January 31, 2012) in exchange for certain cash concessions totaling $1.6 million. Cash concessions received in connection with the amended lease have been recorded as deferred rent credits in the balance sheet and are being recognized on a straight-line basis as a reduction to rent expense over the lease term. At December 31, 2004, the long-term deferred credit related to these concessions was $1.6 million. In connection with the renegotiation of the lease, DonTech incurred broker’s fees of $0.7 million, which have been reflected in the balance sheet as a non-current other asset. These fees are being amortized to rent expense over the lease term and the unamortized balance is $0.6 million at December 31, 2004. Additionally, DonTech received rent concessions on one of its new 2004 sales office leases totaling $0.4 million. These concessions are also being amortized to rent expense over the lease term and the unamortized balance is $0.4 million at December 31, 2004.

In September 1998, DonTech entered into a maintenance service agreement with Ameritech Advertising Services, a predecessor affiliate of SBC, to provide certain maintenance services pertaining to telecommunications support, including parts, to DonTech. This agreement was set to expire in September 2003. In September 2003, DonTech entered into a new agreement with SBC Global Services for the provision of these maintenance services with monthly payments of approximately $0.01 million. The new agreement has a five-year term expiring in August 2008. Under these agreements, DonTech recorded expenses totaling $0.04 million, $0.08 million, $0.12 million, and $0.12 million for the four months ended December 31, 2004, the eight months ended August 31, 2004, and the years ended December 31, 2003 and 2002, respectively. According to the terms of the agreement, DonTech’s remaining obligation as of December 31, 2004 is $0.5 million.

8. Employee Retirement and Profit Participation Plans

DonTech sponsors a defined benefit pension plan covering substantially all of its employees (the “Principal Plan”). The benefits to be paid to employees are based on years of service and a percentage of total annual compensation. The percentage of compensation allocated to a retirement account ranges from 3.0% to 12.5% depending on age and years of service. Pension costs are determined using the projected unit credit actuarial cost method. DonTech’s funding policy is to contribute an amount at least equal to the minimum legal funding requirement. No contributions were required to be made in 2004, 2003 or 2002. The Principal Plan’s assets are invested in equity and debt securities. DonTech uses a measurement date of December 31 for the majority of its plan assets.

DonTech also has an unfunded non-qualified defined benefit pension plan, the Pension Benefit Equalization Plan (“PBEP”), which covers certain former key employees of DonTech. Benefits are based on years of service and compensation (including compensation not permitted to be taken into account under the Principal Plan).

The following provides a reconciliation of benefit obligations, plan assets, and the funded status of the Principal Plan and PBEP (the “Plans”).

	Successor	Predecessor	Predecessor
	December 31,	August 31,	December 31,
	2004	2004	2003
k
Change in benefit obligation
Projected benefit obligation, beginning of period	$38,521	$35,082	$29,230
Service cost	504	965	1,208
Interest cost	728	1,399	1,947
Effect of plan amendments and assumption changes	—	—	37
Actuarial loss	82	1,874	3,929
Benefits paid	(431)	(799)	(1,269)

Projected benefit obligation, end of period	$39,404	$38,521	$35,082

Change in plan assets
Fair value of plan assets, beginning of period	$31,317	$31,785	$26,899
Return on plan assets	2,508	297	5,965
Plan participant contributions	16	34	190
Benefits paid	(431)	(799)	(1,269)

Fair value of plan assets, end of period	$33,410	$31,317	$31,785

Funded status of plans	$(5,994)	$(7,204)	$(3,297)
Unrecognized net loss	4,456	12,197	9,239

Unrecognized prior service costs	259	548	619

(Accrued) prepaid pension cost	$(1,279)	$5,541	$6,561

Prepaid benefit cost	$—	$—	$7,199
Intangible asset	—	634	—
Accrued liability	(1,438)	(2,340)	(987)
Accumulated other comprehensive income	159	7,247	349

Net amount recognized	$(1,279)	$5,541	$6,561

The accumulated benefit obligation for the Plans was $34.4 million, $33.7 million, and $30.6 million at December 31, 2004, August 31, 2004, and December 31, 2003, respectively.

The net periodic benefit expense of the Plans for the years ended December 31, 2004, 2003 and 2002 was as follows:

	Successor	Predecessor	Predecessor	Predecessor
	4 Months	8 Months	Year	Year
	Ended	Ended	Ended	Ended
	December 31,	August 31,	December 31,	December 31,
	2004	2004	2003	2002

Service cost	$504	$965	$1,208	$1,262
Interest cost	728	1,399	1,947	1,903
Expected return on plan assets	(847)	(1,720)	(2,180)	(2,791)
Amortization of net loss	62	340	655	263
Amortization of unrecognized prior service costs	16	71	107	291
Adjustment	—	—	92	—
Curtailment loss	—	—	—	58

Net periodic benefit expense	$463	$1,055	$1,829	$986

The following assumptions were used in determining the benefit obligations for the Plans:

	Successor	Predecessor	Predecessor	Predecessor
	4 Months	8 Months	Year	Year
	Ended	Ended	Ended	Ended
	December 31,	August 31,	December 31,	December 31,
	2004	2004	2003	2002

Weighted average discount rate	5.75%	5.75%	6.00%	6.50%
Rate of increase in future compensation	3.66%	3.66%	3.66%	3.91%
Expected return on plan assets	8.25%	8.25%	8.25%	9.75%

The following assumptions were used in determining the net periodic benefit expense (income) for the Plans:

	Successor	Predecessor	Predecessor	Predecessor
	4 Months	8 Months	Year	Year
	Ended	Ended	Ended	Ended
	December 31,	August 31,	December 31,	December 31,
	2004	2004	2003	2002

Weighted average discount rate	5.75%	6.00%	6.50%	7.25%
Rate of increase in future compensation	3.66%	3.66%	3.66%	3.91%
Expected return on plan assets	8.25%	8.25%	8.25%	9.75%

The benefits expected to be paid in each of the next five years and in the aggregate for the five years thereafter as of December 31, 2004 are as follows:

2005	$1,530
2006	1,631

2007	1,734
2008	1,867
2009	2,034
2010 through 2014	13,138

Total	$21,934

The Principal Plan participates in a Master Trust along with RHD Inc., the assets of which are administered by The Northern Trust Company. A total return investment approach is used to maximize the long-term return on plan assets at a prudent level of risk. The Principal Plan’s target asset allocation is 65% equity securities and 35% debt securities. The target allocation is controlled by periodic re-balancing back to target. Principal Plan assets are invested using a combination of active and passive (indexed) investment strategies.

The Principal Plan’s equity securities are diversified across U.S. and non-U.S. stocks. The Principal Plan’s debt securities are diversified principally among securities issued or guaranteed by the U.S. government or its agencies, mortgage-backed securities, including collateralized mortgage obligations, investment-grade corporate debt obligations and dollar-denominated obligations issued in the U.S. and by non-U.S. banks and corporations.

Investment risk is controlled through diversification among asset classes, managers and securities. Risk is further controlled at the investment manager level by requiring active managers to follow formal written investment guidelines. Investment results are measured and monitored on an ongoing basis, and quarterly investment reviews are conducted. The Principal Plan’s U.S. investment manager is prohibited from investing Principal Plan assets in equity or debt securities issued or guaranteed by RHD. However, the Principal Plan may hold RHD stock if it is part of a total U.S. equity market index fund in which the Principal Plan invests.

The weighted-average asset allocation of the Principal Plan’s assets at December 31, 2004, August 31, 2004, and December 31, 2003, by asset category were as follows:

	December 31,	August 31,	December 31,
	2004	2004	2003

Equity securities	68%	67%	67%
Debt securities	32%	33%	33%

DonTech does not expect to make significant contributions to the Principal Plan or the PBEP in 2005.

For 2004 , DonTech used, and for 2005, DonTech will use a rate of 8.25% as the expected long-term rate of return assumption on plan assets for the Plans. This assumption is based on the plans’ target asset allocation of 65% equity securities and 35% debt securities. It reflects long-term capital market return forecasts for the asset classes employed, assumed excess returns from active management within each asset class, the portion of plan assets that are actively managed, and periodic re-balancing back to target allocations. Current market factors such as inflation and interest rates are evaluated before the long-term capital market assumptions are determined. Although DonTech reviews its expected long-term rate of return assumption annually, DonTech’s plan performance in any one particular year does not, by itself, significantly influence its evaluation. DonTech’s assumption is generally not revised unless there is a fundamental change in one of the factors upon which it is based, such as the target asset allocation or long-term capital market return forecasts.

Additionally, DonTech offers a defined contribution savings plan (the “Profit Plan”) to substantially all employees and contributes fifty cents for each dollar contributed by a participating employee, up to a maximum of 6% of the participant’s compensation including salary, commission and short-term bonus. DonTech also makes contributions to the Profit Plan contingent upon the attainment of financial goals set in advance as defined in the Profit Plan agreement. There were no contributions made based upon the attainment of any financial goals for any of the periods presented. The matching contributions made to the plan were $0.3 million, $0.6 million, $0.9 million, and $0.9 million for the four months ended December 31, 2004, the eight months ended August 31, 2004, and the years ended December 31, 2003 and 2002, respectively.

9. Postretirement Benefits Other than Pensions

DonTech provides postretirement health care and life insurance benefits to certain retired employees and their dependents.

The following provides a reconciliation of benefit obligations, plan assets, and the funded status of the post-retirement health and life insurance plans.

	Successor	Predecessor	Predecessor
	December 31,	August 31,	December 31,
	2004	2004	2003

Change in benefit obligation
Projected benefit obligation, beginning of period	$6,492	$4,888	$4,690
Service cost	154	95	134
Interest cost	194	225	299
Plan participants’ contributions	21	46	59
Effect of plan amendments and assumption changes	3,161	—	(264)
Actuarial loss	114	1,705	434
Impact of Medicare Part D	(1,842)	—	—
Benefits paid	(234)	(476)	(472)
Other	—	9	8

Projected benefit obligation, end of period	$8,060	$6,492	$4,888

Change in plan assets
Fair value of plan assets, beginning of period	$—	$—	$—
Employer contributions	213	430	413
Plan participant contributions	21	46	59
Benefits paid	(234)	(476)	(472)

Fair value of plan assets, end of period	$—	$—	$—

Reconciliation of funded status
Funded status of plans	$8,060	$6,492	$4,888
Unrecognized actuarial (gain)/loss	238	(3,003)	(1,404)
Unrecognized prior service costs	(2,909)	235	264

Accrued cost	$5,389	$3,724	$3,748

The net periodic postretirement benefit costs included the following components:

	Successor	Predecessor	Predecessor	Predecessor
	4 Months	8 Months	Year	Year
	Ended	Ended	Ended	Ended
	December 31,	August 31,	December 31,	December 31,
	2004	2004	2003	2002

Service cost	$154	$95	$134	$157
Interest cost	194	225	299	286
Amortization of prior service cost	134	(29)	69	97
Amortization of unrecognized loss	12	106	53	23
Other	—	9	8	—

Net periodic benefit cost	$494	$406	$563	$563

The discount rate used in determining the benefit obligation as of December 31, 2004 and August 31, 2004 was 5.75%. The discount rate used for December 31, 2003 and 2002 was 6.00% and 6.5%, respectively. The assumed health care cost trend rate used in measuring the projected benefit obligation as of December 31, 2004 and August 31, 2004 was 11% for pre-age 65 retirees and 13% for post-age 65 retirees. The assumed health care cost trend rate used was 9.5% and 10% to measure the projected benefit obligation as of December 31, 2003 and 2002, respectively. These trend rates are assumed to decrease gradually to 5.0% for 2013 and remain at that level thereafter.

The post-retirement benefits other than pensions expected to be paid in each of the next five years and in the aggregate for the five years thereafter as of December 31, 2004 are as follows:

2005	$340
2006	370
2007	420
2008	430
2009	490
2010 through 2014	3,150

Total	$5,200

Increasing or decreasing the health care cost trend rates by one percentage point would not have had a material effect on the net periodic post-retirement expense for the 4 months ended December 31, 2004 and the 8 months ended August 31, 2004. A one-percentage point increase would have increased the accumulated post-retirement benefit obligation at December 31, 2004 by $1.4 million. A one-percentage point decrease would have decreased the accumulated post-retirement benefit obligation at December 31, 2004 by $1.1 million.

During the fourth quarter of 2004, we adopted the provisions of the Financial Accounting Standards Board Financial Staff Position (“FSP”) No FAS 106-2, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003. The FSP requires interim and annual period financial statements beginning after June 15, 2004 to include the effect of the subsidy on the measurement of net periodic postretirement benefit costs. The adoption of this FSP resulted in a decrease to our accumulated postretirement benefit obligation of approximately $1.8 million.

The following benefit payments, which reflect expected future benefits, as appropriate, are expected to be recognized:

Medicare D
Subsidy
Payments
2005	$—
2006	20
2007	20
2008	30
2009	40
Years 2010-2014	370

10. Legal Proceedings

We are involved in various legal proceedings arising in the ordinary course of our business. We periodically assess our liabilities and contingencies in connection with these matters based upon the latest information available to us. For those matters where it is probable that we have incurred a loss and the loss or range of loss can be reasonably estimated, we record reserves in our financial statements. In other instances, we are unable to make a reasonable estimate of any liability because of the uncertainties related to both the probable outcome and amount or range of loss. As additional information becomes available, we adjust our assessment and estimates of such liabilities accordingly.

Based on our review of the latest information available, we believe our ultimate liability in connection with pending legal proceedings will not have a material adverse effect on our results of operations, cash flows or financial position.

11. Pledge of Equity Interest

In connection with the SBC Directory Acquisition, RHD Inc. amended and restated its Credit Facility (“Credit Facility”), which at that time consisted of a $700 million Term Loan A-2, a $1,650 million Term Loan B-2 and a $175 million revolver for an aggregate facility of $2,525 million. On December 6, 2004, RHD amended its Credit Facility creating a new Term Loan A-3 and a new Term Loan D, both replacing the Term Loan B-2. Term Loans A-2, A-3 and D require quarterly principal payments. As of December 31, 2004, the outstanding balances of Term Loans

A-2, A-3 and D were $526 million, $194 million and $1,441 million, respectively, and $41 million was outstanding under the Revolver. The Revolver, Term Loan A-2 and Term Loan A-3 mature in December 2009, and Term Loan D matures in June 2011. RHD Inc. also has issued $325 million of 8.875% Senior Notes (“Senior Notes”) and $600 million of 10.875% Senior Subordinated Notes (“Subordinated Notes,” and, collectively with the Senior Notes, the “Notes”). The Senior Notes became secured in connection with the amendment and restatement of the Credit Facility for the SBC Directory Acquisition. Our equity interests, and thus indirectly all of our assets and partners’ capital, are pledged as collateral to secure RHD Inc.’s obligations under its Credit Facility and the Senior Notes. We also guarantee the Senior Notes and the Senior Subordinated Notes. The total principal amount of the Senior Notes subject to the pledge of equity interests as of December 31, 2004 was $325 million.

RHD’s Credit Facility and the indentures governing the Notes contain usual and customary negative covenants that, among other things, place limitations on its and our ability to (i) incur additional indebtedness, including capital leases and liens; (ii) pay dividends (except we may freely pay dividends to our parent) and repurchase equity interests; (iii) enter into mergers, consolidations, acquisitions, asset dispositions and sale-leaseback transactions; (iv) make capital expenditures; (v) issue capital stock; and (vi) engage in transactions with affiliates. The Credit Facility also contains financial covenants relating to maximum consolidated leverage, minimum interest coverage and maximum senior secured leverage as defined therein.

12. Subsequent Event

During the first quarter of 2005, we announced a restructuring plan relating to the SBC Directory Business. A number of our employees will be terminated and others will be relocated to our corporate headquarters in Cary, North Carolina. Additionally, we will be vacating a portion of our leased facility in Chicago, Illinois. During the first quarter of 2005, we will record the costs associated with this restructuring effort, some of which will be expensed and some of which will be recorded as an adjustment to goodwill in accordance with EITF 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of R.H. Donnelley Corporation and
Board of Directors and Members of R.H. Donnelley Publishing & Advertising of Illinois Holdings, LLC:

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, of cash flows and of member’s capital present fairly, in all material respects, the financial position of the R.H. Donnelley Publishing & Advertising of Illinois Holdings, LLC and its subsidiary at December 31, 2004, and the results of their operations and their cash flows for the four months ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

/s/ PRICEWATERHOUSECOOPERS LLP

Raleigh, North Carolina

March 16, 2005

R.H. DONNELLEY PUBLISHING & ADVERTISING OF ILLINOIS HOLDINGS, LLC
CONSOLIDATED BALANCE SHEET
December 31, 2004
(in thousands)

Assets

Current Assets
Cash and cash equivalents	$3,765
Accounts receivable
Billed	63,968
Unbilled	202,332
Allowance for doubtful accounts and sales claims	(20,873)

Net accounts receivable	245,427
Amounts due from affiliates	376
Deferred directory costs	123,855
Other current assets	2,619

Total current assets	376,042

Intangible assets, net	985,597
Goodwill	180,954

Total Assets	$1,542,593

Liabilities and Member’s Capital

Current Liabilities
Accounts payable and accrued liabilities	$15,531
Deferred directory revenue	158,957
Amount due to affiliates	145,814
Current portion of long-term debt due to affiliate	48,850
Deferred income tax	9,087

Total current liabilities	378,239

Long-term debt due to affiliate	932,311

Commitments and contingencies

Minority interests	12,361

Member’s Capital
Member capital, 100 membership interests authorized and issued	250,700
Accumulated deficit	(31,018)

Total member’s capital	219,682

Total Liabilities and Member’s Capital	$1,542,593

The accompanying notes are an integral part of the consolidated financial statements.

R.H. DONNELLEY PUBLISHING & ADVERTISING OF ILLINOIS HOLDINGS, LLC
CONSOLIDATED STATEMENT OF OPERATIONS
Four Months Ended December 31, 2004
(in thousands)

Gross revenue	$29,382
Sales allowances	(273)

Net revenue	29,109

Expenses
Operating expenses	52,158
General and administrative expenses	6,297
Amortization	6,903

Total expenses	65,358

Operating loss	(36,249)

Interest expense	(13,759)
Minority interest in loss of partnership	362

Loss before income taxes	(49,646)
Benefit for income taxes	18,628

Net loss	$(31,018)

The accompanying notes are an integral part of the consolidated financial statements.

R.H. DONNELLEY PUBLISHING & ADVERTISING OF ILLINOIS HOLDINGS, LLC
CONSOLIDATED STATEMENT OF CASH FLOWS
Four Months Ended December 31, 2004
(in thousands)

Cash Flows from Operating Activities
Net loss	$(31,018)
Reconciliation of net loss to net cash used in operating activities:
Amortization	6,903
Provision for bad debts	1,343
Deferred income taxes	9,087
Minority Interest	(362)
Changes in assets and liabilities:
Increase in accounts receivable	(39,766)
Increase in deferred directory costs	(123,856)
Increase in due to affiliates	(27,717)
Increase in other current assets	(2,619)
Increase in accounts payable and accrued liabilities	11,022
Increase in deferred directory revenue	158,957

Net cash used in operating activities	(38,026)

Cash Flows from Investing Activities
SBC Directory Acquisition, net of cash received	(1,269,887)

Net cash used in investing activities	(1,269,887)

Cash Flows from Financing Activities
Initial contribution of capital by member	250,700
Increase in due to affiliates	79,817
Proceeds from issuance of long-term debt due to affiliate	1,002,600
Principal payments on long-term debt due to affiliate	(21,439)

Net cash provided by financing activities	1,311,678

Increase in cash and cash equivalents	3,765

Cash and cash equivalents, beginning of period	—

Cash and cash equivalents, end of period	$3,765

Supplemental Information
Cash interest paid	$13,370

The accompanying notes are an integral part of the consolidated financial statements.

R.H. DONNELLEY PUBLISHING & ADVERTISING OF ILLINOIS HOLDINGS, LLC
CONSOLIDATED STATEMENT OF MEMBER’S CAPITAL

	Contributed	Accumulated	Total Member's
(in thousands)	Capital	Deficit	Equity

Initial capital contributions from member	$250,700	$—	$250,700
Net loss	—	(31,018)	(31,018)

Balance, December 31, 2004	$250,700	$(31,018)	$219,682

The accompanying notes are an integral part of the consolidated financial statements.

R.H. DONNELLEY PUBLISHING & ADVERTISING OF ILLINOIS HOLDINGS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in thousands)

1.	Business and Basis of Presentation

R.H. Donnelley Publishing & Advertising of Illinois Holdings, LLC (“PAIL Holdings”, “the Company”, “we”, “us” and “our”) was founded on August 17, 2004 for the purpose of holding a 99% ownership interest in R.H. Donnelley Publishing & Advertising of Illinois Partnership (“PAIL Partnership” or the “Partnership”). PAIL Partnership is the successor to Ameritech Publishing of Illinois Partners Partnership (“APIL Partners”), a general partnership between Ameritech Publishing of Illinois, Inc. (“APIL”) and Ameritech Publishing, Inc. (“API”), which are indirect wholly owned subsidiaries of SBC Communications, Inc. (“SBC”). APIL Partners provided yellow and white Pages telephone directory advertising primarily in the state of Illinois and Northwest Indiana.

On September 1, 2004, R.H. Donnelley Corporation (“RHD”), our ultimate parent company, completed the acquisition of the directory publishing business (“SBC Directory Business”) of SBC Communications, Inc. (“SBC”) in Illinois and Northwest Indiana, including SBC’s interests in The DonTech II Partnership (“DonTech”), a 50/50 general partnership between RHD and SBC (collectively, the “SBC Directory Acquisition”) for $1.41 billion in cash. As a part of the SBC Directory Acquisition, $1.3 billion of the total purchase price was paid to SBC to acquire the SBC Directory Business, exclusive of the local sales operations of DonTech (“SBC Directory Operations”). The results of the SBC Directory Operations are included in our consolidated results from and after September 1, 2004. See Note 3, “Acquisition” for a further description of the acquisition. Following the SBC Directory Acquisition, R.H. Donnelley, Inc. (“RHD Inc.”) and its wholly owned subsidiary, PAIL Holdings, are the new partners of PAIL Partnership.

The SBC Directory Acquisition was accounted for as a purchase business combination by RHD and the purchase price was allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their respective fair values on September 1, 2004. In connection with the purchase price allocation, $992.5 million of identifiable intangible assets and $181.0 million in goodwill related to PAIL Partnership. See “Identifiable Intangible Assets and Goodwill” below for additional information.

Following the SBC Directory Acquisition, PAIL Partnership is a 99% general and 1% limited partnership between PAIL Holdings and RHD Inc., respectively.

PAIL Partnership, after the SBC Directory Acquisition, manages and operates the publishing and distribution of SBC-branded Yellow Pages and White Pages directories in Illinois and Northwest Indiana. PAIL Partnership retained DonTech as its sales agent to solicit and sell local yellow pages and white pages advertising. In addition, PAIL Partnership entered into a five-year agreement with SBC that provides us the exclusive right to sell local Internet yellow pages advertising for SBC’s Internet yellow pages platform, SMARTpages.com.

2.	Summary of Significant Accounting Policies

Principles of Consolidation. The consolidated financial statements include the accounts of PAIL Holdings and its 99% owned subsidiary PAIL Partnership. All intercompany transactions and balances have been eliminated.

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

Deferred Directory Costs. Costs directly related to the selling and production of our directories are initially deferred when incurred and recognized ratably over the life of a directory, which is typically twelve months. These costs include sales commissions, paper, printing, and initial distribution costs. Also included in deferred directory costs are amounts incurred under the Revenue Participation Agreement between the Company and an affiliated entity, see Note 9. Such costs that are paid prior to publication are classified as other current assets.

Cash and Cash Equivalents. Cash equivalents include liquid investments with an original maturity of three months or less and the carrying value approximates fair value.

Accounts Receivable. Accounts receivable consist of balances owed to us by our advertising customers. Advertisers typically enter into a twelve-month contract for their advertising. Most local advertisers are billed a pro rata amount of their contract value on a monthly basis. On behalf of national advertisers, Certified Marketing Representatives (“CMRs”) pay to us the total contract value of their advertising, net of their commission, within 60 days after the publication month. Billed receivables represent the amount that has been billed to advertisers. Unbilled receivables represent contractually owed amounts for published directories that have yet to be billed to advertisers. Billed receivables are recorded net of an allowance for doubtful accounts and sales claims, estimated based on historical experience on a directory-by-directory basis. We increase or decrease this estimate as information or circumstances indicate that the estimate may no longer adequately represent the amount of bad debts and sales claims we may incur.

In connection with the SBC Directory Acquisition, we entered into a transition services agreement with SBC whereby SBC billed and collected from our advertising customers in the Illinois and Northwest Indiana directories and remitted collections (net of a specified holdback) to us through early 2005. On a monthly basis, SBC provided an advance to us related to those billings and as such, we recorded an advance from SBC that was decreased as SBC collected from our advertisers, thus satisfying that liability. In early 2005, we assumed all responsibility for billing and collections and settled remaining amounts from SBC.

Identifiable Intangible Assets and Goodwill. As a result of the SBC Directory Acquisition, certain identifiable intangible assets specific to PAIL Partnership’s operations were recorded at their estimated fair value. Amortization expense for the four months ended December 31, 2004 was $6.9 million. Amortization expense for these intangible assets for each of the five succeeding years is estimated to be $20.6 million, $24.9 million, $26.7 million, $26.4 million, and $26.0 million, respectively. The acquired identifiable intangible assets and their respective book values at December 31, 2004 are shown in the table below.

	SBC
	Directory		SMARTpages
	Services	Customer	Reseller
	Agreements	relationships	Agreement	Total

Initial fair value	$860,000	$130,000	$2,500	$992,500
Accumulated amortization	(5,733)	(1,003)	(167)	(6,903)

Net intangible assets	$854,267	$128,997	$2,333	$985,597

Directory services agreements between SBC and RHD (including PAIL Partnership and other subsidiaries of RHD) include a directory services license agreement, a non-competition agreement, a SMARTpages reseller agreement and a directory publishing listing agreement (collectively, “SBC Directory Services Agreements”) with certain affiliates of SBC. The directory services license agreement designates us as the official and exclusive provider of yellow pages directory services for SBC (and its successors) in the state of Illinois and Northwest Indiana (the “Territory”), grants us the exclusive license (and obligation as specified in the agreement) to produce, publish and distribute white pages directories in the Territory as SBC’s agent and grants us the exclusive license (and obligation as specified in the agreement) to use the SBC brand and logo on print directories in the Territory. The non-competition agreement prohibits SBC and its affiliates and successors, with certain limited exceptions, from (1) producing, publishing and distributing yellow and white pages print directories in the Territory, (2) soliciting or selling local or national yellow or white pages advertising for inclusion in such directories, and (3) soliciting or selling local Internet yellow pages advertising for certain Internet yellow pages directories in the Territory or licensing SBC marks to any third party for that purpose. The SMARTpages reseller agreement gives us the exclusive right to sell local Internet yellow pages advertising and the non-exclusive right to sell Internet yellow pages advertising with respect to geographies outside the Territory to any advertiser (excluding national advertisers) located inside the Territory onto SBC’s SMARTpages.com platform (and any successor product as specified in the agreements). The directory publishing listing agreement gives us the right to purchase and use basic SBC subscriber listing information and updates for the purpose of publishing directories. The SBC Directory Services Agreements (other than the SMARTpages reseller agreement) have initial terms of 50 years, subject to automatic renewal and early termination under specified circumstances. The SMARTpages reseller agreement has a term of five years. The fair value of these agreements was determined based on the present value of estimated future cash flows and is being amortized under the straight-line method over the indicated terms.

The fair value of customer relationships was determined based on the present value of estimated future cash flows and is being amortized under the income forecast method. The weighted average useful life of these relationships is 20 years.

The excess purchase price for the SBC Directory Acquisition over the net tangible and identifiable intangible assets acquired of $212.9 million was recorded as goodwill by RHD and of this amount, $181.0 million related to PAIL Partnership based on the fair value of the Partnership’s net assets acquired in the acquisition. Annual amortization of goodwill for tax purposes is approximately $12.1 million.

While we do not anticipate significant changes to the fair value of net assets acquired, additional information could come to our attention that may require us to revise the purchase price allocation in connection with the SBC Directory Acquisition. In accordance with SFAS 142, Goodwill and Other Intangible Assets, goodwill is not amortized, but is subject to periodic impairment testing. No impairment losses were recorded during 2004 or 2003.

Advertising Expense. We recognize advertising expenses as incurred. These expenses include public relations, media, and on-line advertising, as well as, other promotional and sponsorship costs. Total advertising expense was $2.4 million for the four months ended December 31, 2004.

Concentration of Credit Risk. Approximately 85% of our directory advertising revenue is derived from the sale of advertising to local small- and medium-sized businesses. These advertisers typically enter into 12-month advertising sales contracts and make monthly payments over the term of the contract. Some advertisers prepay the full amount or a portion of the contract value. Most new advertisers and advertisers desiring to expand their advertising programs are subject to a credit review. If the advertisers qualify, we may extend credit to them for their advertising purchase. Small- and medium-sized businesses tend to have fewer financial resources and higher failure rates than large businesses. In addition, full collection of delinquent accounts can take an extended period of time and involve significant costs. While we do not believe that extending credit to our local advertisers will have a material adverse effect on our results of operations or financial condition, no assurances can be given. We do not require collateral from our advertisers, although we do charge interest to advertisers that do not pay by specified due dates.

The remaining approximately 15% of our directory advertising revenue is derived from the sale of advertising to national or large regional chains, such as rental car companies, automobile repair shops and pizza delivery businesses. Substantially all of the revenue derived through national accounts is serviced through CMRs with which we contract. CMRs are independent third parties that act as agents for national advertisers. The CMRs are responsible for billing the national customers for their advertising. We receive payment for the value of advertising placed in our directory, net of the CMR’s commission, directly from the CMR. While we are still exposed to credit risk, the amount of losses from these accounts has been historically less than the local accounts as the advertisers, and in some cases the CMRs, tend to be larger companies with greater financial resources than local advertisers.

Income Taxes. We account for income taxes under the liability method in accordance with SFAS 109, Accounting for Income Taxes. Deferred tax liabilities or assets reflect temporary differences between amounts of assets and liabilities for financial and tax reporting. Such amounts are adjusted, as appropriate, to reflect changes in tax rates expected to be in effect when the temporary differences reverse. A valuation allowance is established to offset any deferred tax assets if, based upon the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. See Note 5 for more information regarding our provision for income taxes.

Estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and certain expenses and the disclosure of contingent assets and liabilities. Actual results could differ materially from those estimates and assumptions. Estimates and assumptions are used in the determination of sales allowances, allowances for doubtful accounts and amortization.

Minority Interest. We record minority interest in partnership income or loss that reflects the portion of the income or loss applicable to RHD Inc., the minority partner in PAIL Partnership. The minority interest amount recorded on our balance sheet reflects RHD Inc.’s proportionate share of PAIL Partnership’s equity.

3.	Acquisition

On September 1, 2004, RHD completed the SBC Directory Acquisition for $1.41 billion in cash, after working capital adjustments and the settlement of a $30 million liquidation preference owed to RHD related to DonTech. As a result of the acquisition, we became the publisher of revenue-generating, SBC-branded yellow pages directories in Illinois and Northwest Indiana. The results of the SBC Directory Operations are included in our consolidated results from and after September 1, 2004. The primary purpose of this acquisition was to complete RHD’s transformation from a sales agent and pre-press vendor for yellow pages advertising to a leading publisher of yellow pages directories with control of its business.

The acquisition was accounted for as purchase business combination in accordance with SFAS 141, Business Combinations. The purchase price was allocated to the related tangible and identifiable intangible assets acquired and liabilities assumed based on their respective estimated fair values on the acquisition date. Certain long-term intangible assets were identified and recorded at their estimated fair value. Identifiable intangible assets acquired include directory services agreements between the Company and SBC, customer relationships and acquired trademarks and trade names. In accordance with SFAS 142, Goodwill and Other Intangible Assets, the fair values of the identifiable intangible assets are being amortized over their estimated useful lives in a manner that best reflects the economic benefits derived from such assets. Goodwill is not amortized but is subject to impairment testing on an annual basis. See Note 2, Summary of Significant Accounting Policies — Identifiable Intangible Assets and Goodwill, for a further description of our intangible assets and goodwill.

Under purchase accounting rules, we did not assume or record the deferred revenue balance associated with the SBC Directory Business of $204.1 million at September 1, 2004. This amounts represented revenue that would have been recognized subsequent to the acquisition under the deferral and amortization method in the absence of purchase accounting. Accordingly, we did not and will not record revenue associated with directories that were published prior to the acquisition as well as directories that were published in the month the acquisition was completed. Although the deferred revenue balance was eliminated, we retained all the rights associated with the collection of amounts due under and contractual obligations under the advertising contracts executed prior to the acquisition. As a result, the billed and unbilled accounts receivable balances acquired in the acquisition became assets of the Company. Also under purchase accounting rules, we did not assume or record the deferred directory costs related to those directories that were published prior to the acquisition as well as directories that published in the month the acquisition was completed, totaling $175.8 million for the SBC-branded directories. These costs represented operating expenses that would have been recognized subsequent to the acquisitions under the deferral and amortization method in the absence of purchase accounting.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed in the SBC Directory Acquisition on September 1, 2004:

Current assets	$206,888
Non-current assets	81,300
Intangible assets	992,500
Goodwill	180,954

Total assets acquired	1,461,642
Current liabilities	(194,359)
Non-current liabilities	(51)

Total liabilities assumed	(194,410)

Net assets acquired	$1,267,232

4.	Long-Term Debt due to Affiliate

In connection with our acquisition of the 99% ownership interest in PAIL Partnership, a wholly owned affiliate of RHD provided us with a long-term loan in the form of a promissory note. Total proceeds from the loan were $1,002.6 million. Principal and interest payments are due quarterly with the amount of principal due accelerating in future years as shown in the table below, maturing in June 2011. Interest accrues on all unpaid principal at an annual rate equal to the composite interest rate applicable to borrowings under RHD’s Credit Facility (as defined in Note 7). Interest expense from this loan totaled $13.8 million for the four months ended December 31, 2004.

Aggregate maturities of the long-term debt due to affiliate at December 31, 2004 were:

2005	$48,850
2006	54,823
2007	54,823
2008	60,796
2009	96,634
Thereafter	665,235

Total	$981,161

5.	Income Taxes

Deferred tax assets and liabilities are determined based on the estimated future tax effects of temporary differences between the financial statements and tax basis of assets and liabilities, as measured by the current enacted tax rates. Deferred tax expense (benefit) is the result of changes in the deferred tax asset and liability.

Provision (benefit) for income taxes consisted of:

Four Months
Ended
December 31,
2004
Current benefit
U.S. Federal	$(24,575)
State and local	(3,140)

Total current benefit	(27,715)
Deferred provision
U.S. Federal	8,310
State and local	777

Total deferred provision	9,087

Benefit for income taxes	$(18,628)

The following table summarizes the significant differences between the U.S. Federal statutory tax rate and our effective tax rate.

Four Months
Ended
December 31,
2004
Statutory U.S. Federal tax rate	35.0%
State and local taxes, net of U.S. Federal tax benefit	2.6

Effective tax rate	37.6%

Deferred tax assets and liabilities consisted of the following at December 31, 2004:

Deferred tax assets
Net operating loss carryforwards	$—
Deferred costs	5,274

Total deferred tax assets	5,274
Valuation allowance	—

Net deferred tax assets	5,274

Deferred tax liabilities
Bad debts	4,186
Depreciation and amortization.	10,175

Total deferred tax liabilities	14,361

Net deferred tax liabilities	$9,087

The Company had federal and state net operating loss carryforwards of approximately $27.7 million. The federal net operating loss carryforward will begin to expire in 2023, and the state net operating loss carryforwards will begin to expire in 2008.

The 2004 tax benefit is based on an effective tax rate of 37.6%. RHD is considered the taxpayer and, as such, any current income tax liabilities or benefits are reflected in amounts due to/from affiliates on the balance sheet. With regard to the deferred tax assets, we believe that we will obtain the full benefit of such assets based on an assessment of the Company’s anticipated profitability during the years the deferred tax assets are expected to become tax deductions.

6.	Commitments

Under the terms of the SMARTpages Reseller Agreement and the Directory Publishing Listing Agreement that were executed in connection with the SBC Directory Acquisition, we are committed to minimum annual payments for the next five years of $2.4 million, $3.9 million, $4.1 million, $4.1 million and $3.0 million, respectively.

7.	Pledge of Equity Interest

In connection with the SBC Directory Acquisition, RHD Inc. amended and restated its Credit Facility (“Credit Facility”), which at that time consisted of a $700 million Term Loan A-2, a $1,650 million Term Loan B-2 and a $175 million revolver for an aggregate facility of $2,525 million. On December 6, 2004, RHD Inc. amended its Credit Facility creating a new Term Loan A-3 and a new Term Loan D, both replacing the Term Loan B-2. Term Loans A-2, A-3 and D require quarterly principal payments. As of December 31, 2004, the outstanding balances of Term Loans A-2, A-3 and D were $526 million, $194 million and $1,441 million, respectively, and $41 million was outstanding under the Revolver. The Revolver, Term Loan A-2 and Term Loan A-3 mature in December 2009, and Term Loan D matures in June 2011. RHD Inc. also has issued $325 million of 8.875% Senior Notes (“Senior Notes”) and $600 million of 10.875% Senior Subordinated Notes (“Subordinated Notes,” and, collectively with the Senior Notes, the “Notes”). The Senior Notes became secured in connection with the amendment and restatement of the Credit Facility for the SBC Directory Acquisition. Our equity interest, and thus indirectly all of our assets and member’s capital, are pledged as collateral to secure RHD Inc’s obligations under its Credit Facility and the Senior Notes. We also guarantee the Senior Notes and the Notes. The total principal amount of the Senior Notes subject to the pledge of equity interest as of December 31, 2004 was $325 million.

RHD’s Credit Facility and the indentures governing the Notes contain usual and customary negative covenants that, among other things, place limitations on its and our ability to (i) incur additional indebtedness, including capital leases and liens; (ii) pay dividends (except we may freely pay dividends to our parent) and repurchase capital stock; (iii) enter into mergers, consolidations, acquisitions, asset dispositions and sale-leaseback transactions; (iv) make capital expenditures; (v) issue capital stock; and (vi) engage in transactions with affiliates. The Credit Facility also contains financial covenants relating to maximum consolidated leverage, minimum interest coverage and maximum senior secured leverage as defined therein.

8.	Legal Proceedings

We are involved in various legal proceedings arising in the ordinary course of our business. We periodically assess our liabilities and contingencies in connection with these matters based upon the latest information available to us. For those matters where it is probable that we have incurred a loss and the loss or range of loss can be reasonably estimated, we record reserves in our financial statements. In other instances, we are unable to make a reasonable estimate of any liability because of the uncertainties related to both the probable outcome and amount or range of loss. As additional information becomes available, we adjust our assessments and estimates of these liabilities accordingly.

Based on our review of the latest information available, we believe our ultimate liability in connection with pending legal proceedings will not have a material adverse effect on our results of operations, cash flows or financial position.

9.	Related Party Transactions and Allocations

RHD and its subsidiaries provide us with operating and general and administrative services, which we record as expenses when incurred. These services include pre-press and IT support services, general accounting, credit and collection and shared financial services. Indirect costs of RHD and its subsidiaries, where appropriate, are allocated to us based on several factors, including relative equity, number of employees, and a composite based on our proportionate share of certain direct and allocated charges. Direct and indirect cost charges to us from RHD and its affiliates during the four months ended December 31, 2004 totaled $34.2 million. We also renewed multiple service agreements with RHD Inc. for publishing, non-publishing, support services, and billing applications that are set to expire at various dates between December 31, 2005 and December 31, 2008.

In connection with our sales agency agreement with DonTech, we incurred $1.2 million in commission costs under the deferral and amortization method during the four months ended December 31, 2004. As of December 31, 2004, we owed DonTech $88.9 million.

APIL Partners entered into a Revenue Participation Agreement (“RPI Agreement”) with RHD and its affiliates in 1997. Under the terms of this agreement, APIL Partners paid to RHD 35.9% of DonTech’s advertising sales, less DonTech’s commissions. In connection with the SBC Directory Acquisition, we became the successor to APIL Partners and began paying revenue participation income to our affiliate, R.H. Donnelley APIL, Inc. Under the RPI Agreement with RHD APIL, Inc., we incurred $5.5 million in RPI costs that were accounted for under the deferral and amortization method for the four-month period ending December 31, 2004. As of December 31, 2004, we owed RHD APIL Inc., $84.6 million.

10.	Subsequent Event

During the first quarter of 2005, we announced a restructuring plan relating to the SBC Directory Business. A number of our employees will be terminated and others will be relocated to our corporate headquarters in Cary, North Carolina. Additionally, we will be vacating a portion of our leased facility in Chicago, Illinois. During the first quarter of 2005, we will record the costs associated with this restructuring effort, some of which will be expensed and some of which will be recorded as an adjustment to goodwill in accordance with EITF 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of R.H. Donnelley Corporation and
Board of Directors and Partners of R.H. Donnelley Publishing & Advertising of Illinois Partnership:

In our opinion, the accompanying balance sheet and the related statements of operations, cash flows and changes in partners’ capital present fairly, in all material respects, the financial position of the R.H. Donnelley Publishing & Advertising of Illinois Partnership at December 31, 2004, and the results of its operations and its cash flows for the four months ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

/s/ PRICEWATERHOUSECOOPERS LLP

Raleigh, North Carolina
March 16, 2005

R.H. DONNELLEY PUBLISHING & ADVERTISING OF ILLINOIS PARTNERSHIP
BALANCE SHEET
December 31, 2004
(In thousands)

Assets
Current Assets
Cash and cash equivalents	$3,765
Accounts receivable
Billed	63,968
Unbilled	202,332
Allowance for doubtful accounts and sales claims	(20,873)

Net accounts receivable	245,427
Amounts due from affiliates	41,902
Deferred directory costs	123,855
Other current assets	2,619

Total current assets	417,568
Intangible assets, net	985,597
Goodwill	180,954

Total Assets	$1,584,119

Liabilities and Partners’ Capital
Current Liabilities
Accounts payable and accrued liabilities	$15,531
Deferred directory revenue	158,957
Amounts due to related parties	173,529

Total current liabilities	348,017
Commitments and contingencies Partners’ capital	1,236,102

Total Liabilities and Partners’ Capital	$1,584,119

The accompanying notes are an integral part of the financial statements.

R.H. DONNELLEY PUBLISHING & ADVERTISING OF ILLINOIS PARTNERSHIP
STATEMENT OF OPERATIONS
Four Months Ended December 31, 2004
(in thousands)

Gross revenue	$29,382
Sales allowances	(273)

Net revenue	29,109
Expenses
Operating expenses	52,158
General and administrative expenses	6,297
Amortization	6,903

Total expenses	65,358

Net loss	$(36,249)

The accompanying notes are an integral part of the financial statements.

R.H. DONNELLEY PUBLISHING & ADVERTISING OF ILLINOIS PARTNERSHIP
STATEMENT OF CASH FLOWS
Four Months Ended December 31, 2004
(in thousands)

Cash Flows from Operating Activities
Net loss.	$(36,249)
Reconciliation of net loss to net cash used in operating activities:
Amortization.	6,903
Provision for bad debts	1,343
Changes in assets and liabilities:
Increase in accounts receivable.	(39,766)
Increase in amounts due from affiliates	(41,902)
Increase in deferred directory costs	(123,856)
Increase in other current assets	(2,619)
Increase in accounts payable and accrued liabilities	11,022
Increase in deferred directory revenue	158,957

Net cash used in operating activities	(66,167)
Cash Flows from Financing Activities
Increase in amounts due to affiliates.	69,932

Net cash provided by financing activities.	69,932
Increase in cash and cash equivalents.	3,765
Cash and cash equivalents, beginning of period	—

Cash and cash equivalents, end of period	$3,765

The accompanying notes are an integral part of the financial statements.

R.H. DONNELLEY PUBLISHING & ADVERTISING OF ILLINOIS PARTNERSHIP
STATEMENT OF CHANGES IN PARTNERS’ CAPITAL

			Publishing &
	Predecessor Parent	Successor	Advertising of
	Company Partners’	R.H. Donnelley	Illinois	Total Partners’
(in thousands)	Capital	Inc.	Holdings, LLC	Capital

Balance, December 31, 2004	$83,299	$—	$—	$83,299
Effect of purchase accounting	(83,299)	—	—	(83,299)
Capital contributions from partners	—	12,723	1,259,628	1,272,351
Net loss	—	(362)	(35,887)	(36,249)

Balance, December 31, 2004	$—	$12,361	$1,223,741	$1,236,102

The accompanying notes are an integral part of the financial statements.

R.H. DONNELLEY PUBLISHING & ADVERTISING OF ILLINOIS PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
(tabular amounts in thousands)

1. Business and Basis of Presentation

R.H. Donnelley Publishing & Advertising of Illinois Partnership (“PAIL Partnership”, “we”, “us” and “our”) is the successor to Ameritech Publishing of Illinois Partners Partnership (“APIL Partners”), a general partnership previously between Ameritech Publishing of Illinois, Inc. (“APIL”) and Ameritech Publishing, Inc. (“API”), which are indirect wholly owned subsidiaries of SBC Communications, Inc. (“SBC”). APIL Partners provided yellow and white pages directory advertising primarily in the states of Illinois and Northwest Indiana.

On September 1, 2004, R.H. Donnelley Corporation (“RHD”), our ultimate parent company, completed the acquisition of the directory publishing business (“SBC Directory Business”) of SBC Communications, Inc. (“SBC”) in Illinois and Northwest Indiana, including SBC’s interests in The DonTech II Partnership (“DonTech”), a 50/50 general partnership between RHD and SBC (collectively, the “SBC Directory Acquisition”) for $1.41 billion in cash. As a part of the SBC Directory Acquisition, $1.3 billion of the total purchase price was paid by R.H. Donnelley Publishing & Advertising of Illinois Holdings, LLC (“PAIL Holdings) to SBC to acquire the SBC Directory Business, exclusive of the local sales operations of DonTech (“SBC Directory Operations”). The results of the SBC Directory Operations are included in our consolidated results from and after September 1, 2004. See Note 3, “Acquisitions” for a further description of the acquisition. Following the SBC Directory Acquisition, R.H. Donnelley, Inc. (“RHD Inc.”) and its wholly owned subsidiary PAIL Holdings are the new partners of PAIL Partnership.

The SBC Directory Acquisition was accounted for as a purchase business combination by RHD and the purchase price was allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their respective fair values on September 1, 2004. In connection with the purchase price allocation, $992.5 million of identifiable intangible assets and $181.0 million in goodwill related to PAIL Partnership. See “Identifiable Intangible Assets and Goodwill” below for additional information.

Following the SBC Directory Acquisition, PAIL Partnership is a 99% general and 1% limited partnership between PAIL Holdings and RHD Inc. respectively.

PAIL Partnership, after the SBC Directory Acquisition, manages and operates the publishing and distribution of SBC-branded Yellow Pages and White Pages directories in Illinois and Northwest Indiana. PAIL Partnership retained DonTech as its sales agent to solicit and sell local yellow pages and white pages advertising in the directories it publishes. In addition, PAIL Partnership entered into a five-year agreement with SBC that provides us the exclusive right to sell local Internet yellow pages advertising for SBC’s Internet yellow pages platform, SMARTpages.com.

2. Summary of Significant Accounting Policies

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

Deferred Directory Costs. Costs directly related to the selling and production of our directories are initially deferred when incurred and recognized ratably over the life of a directory, which is typically 12 months. These costs include sales commissions, paper, print, and initial distribution costs. Also included in deferred directory costs are amounts incurred under the Revenue Participation Agreement between the Company and an affiliated entity, and amounts incurred under our sales agency agreement with DonTech, see Note 7. Such costs that are paid prior to publication are classified as other current assets.

Cash and Cash Equivalents. Cash equivalents include liquid investments with an original maturity of less than three months or less and the carrying amount approximates fair value.

Accounts Receivable. Accounts receivable consist of balances owed to us by our advertising customers. Advertisers typically enter into a twelve-month contract for their advertising. Most local advertisers are billed a pro rata amount of their contract value on a monthly basis. On behalf of national advertisers, Certified Marketing Representatives (“CMRs”) typically pay to us the total contract value of their advertising, net of their commission, within 60 days after the publication month. Billed receivables represent the amount that has been billed to advertisers. Unbilled receivables represent contractually owed amounts for published directories that have yet to be billed to advertisers. Billed receivables are recorded net of an allowance for doubtful accounts and sales claims, estimated based on historical experience on a directory-by-directory basis. We increase or decrease this estimate as information or circumstances indicate that the estimate may no longer adequately represent the amount of bad debts and sales claims we may incur.

In connection with the SBC Directory Acquisition, we entered into a transition services agreement with SBC whereby SBC billed and collected from our advertising customers in the Illinois and Northwest Indiana directories and remitted collections (net of a specified holdback) to us through early 2005. On a monthly basis, SBC provided an advance to us related to those billings and as such, we recorded an advance from SBC that was decreased as SBC collected from our advertisers, thus satisfying that liability. In early 2005, we assumed all responsibility for billing and collections and settled remaining amounts from SBC.

Identifiable Intangible Assets and Goodwill. As a result of the SBC Directory Acquisition, certain identifiable intangible assets specific to PAIL Partnership’s operations were identified at their estimated fair value. Amortization expense for the four months ended December 31, 2004 was $6.9 million. Amortization expense for these intangible assets for the five succeeding years is estimated to be $20.6 million, $24.9 million, $26.7 million, $26.4 million, and $26.0 million, respectively. The acquired identifiable intangible assets and their respective book values at December 31, 2004 are shown in the table below.

	SBC
	Directory		SMARTpages
	Services	Customer	Reseller
	Agreements	Relationships	Agreement	Total
Initial fair value	$860,000	$130,000	$2,500	$992,500
Accumulated amortization	(5,733)	(1,003)	(167)	(6,903)

Net intangible assets	$854,267	$128,997	$2,333	$985,597

Directory services agreements between SBC and RHD (including PAIL Partnership and other subsidiaries of RHD) include a directory services license agreement, a non-competition agreement, a SMARTpages reseller agreement and a directory publishing listing agreement (collectively, “SBC Directory Services Agreements”) with certain affiliates of SBC. The directory services license agreement designates us as the official and exclusive provider of yellow pages directory services for SBC (and its successors) in Illinois and Northwest Indiana (the “Territory”), grants us the exclusive license (and obligation as specified in the agreement) to produce, publish and distribute white pages directories in the Territory as SBC’s agent and grants us the exclusive license (and obligation as specified in the agreement) to use the SBC brand and logo on print directories in the Territory. The non-competition agreement prohibits SBC (and its affiliates and successors), with certain limited exceptions, from (1) producing, publishing and distributing yellow and white pages print directories in the Territory, (2) soliciting or selling local or national yellow or white pages advertising for inclusion in such directories, and (3) soliciting or selling local Internet yellow pages advertising for certain Internet yellow pages directories in the Territory or licensing SBC marks to any third party for that purpose. The SMARTpages reseller agreement gives us the exclusive right to sell local Internet yellow pages advertising and the non-exclusive right to sell Internet yellow pages advertising with respect to geographies outside the Territory to any advertiser (excluding national advertisers) located inside the Territory onto SBC’s

SMARTpages.com platform (and any successor product as specified in the agreements). The directory publishing listing agreement gives us the right to purchase and use basic SBC subscriber listing information and updates for the purpose of publishing directories. The SBC Directory Services Agreements (other than the SMARTpages reseller agreement) have initial terms of 50 years, subject to automatic renewal and early termination under specified circumstances. The SMARTpages reseller agreement has a term of five years. The fair value of these agreements was determined based on the present value of estimated future cash flows and is being amortized under the straight-line method over the indicated terms.

The fair value of customer relationships was determined based on the present value of estimated future cash flows and has been amortized under the income forecast method. The weighted average useful life of these relationships is 20 years.

The excess purchase price for the SBC Directory Acquisition over the net tangible and identifiable intangible assets acquired of $212.9 million was recorded as goodwill by RHD and of this amount, $181.0 million related to PAIL Partnership based on the fair value of the Partnership’s net assets acquired in the acquisition. Annual amortization of goodwill for tax purposes is approximately $12.1 million.

While we do not anticipate significant changes to the fair value of net assets acquired, additional information could come to our attention that may require us to revise the purchase price allocation in connection with the SBC Directory Acquisition. In accordance with SFAS 142, Goodwill and Other Intangible Assets, goodwill is not amortized, but is subject to periodic impairment testing. No impairment losses were recorded during 2004.

Advertising Expense. We recognize advertising expenses as incurred. These expenses include public relations, media, and on-line advertising, as well as, other promotional and sponsorship costs. Total advertising expense was $2.4 million for the four months ended December 31, 2004.

Concentration of Credit Risk. Approximately 85% of our directory advertising revenue is derived from the sale of advertising to local small- and medium-sized businesses. These advertisers typically enter into 12-month advertising sales contracts and make monthly payments over the term of the contract. Some advertisers prepay the full amount or a portion of the contract value. Most new advertisers and advertisers desiring to expand their advertising programs are subject to a credit review. If the advertisers qualify, we may extend credit to them for their advertising purchase. Small- and medium-sized businesses tend to have fewer financial resources and higher failure rates than large businesses. In addition, full collection of delinquent accounts can take an extended period of time and involve significant costs. While we do not believe that extending credit to our local advertisers will have a material adverse effect on our results of operations or financial condition, no assurances can be given. We do not require collateral from our advertisers, although we do charge interest to advertisers that do not pay by specified due dates.

The remaining approximately 15% of our directory advertising revenue is derived from the sale of advertising to national or large regional chains, such as rental car companies, automobile repair shops and pizza delivery businesses. Substantially all of the revenue derived through national accounts is serviced through CMRs with which we contract. CMRs are independent third parties that act as agents for national advertisers. The CMRs are responsible for billing the national customers for their advertising. We receive payment for the value of advertising placed in our directory, net of the CMR’s commission, directly from the CMR. While we are still exposed to credit risk, the amount of losses from these accounts has been historically less than the local accounts as the advertisers, and in some cases the CMRs, tend to be larger companies with greater financial resources than local advertisers.

Estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and certain expenses and the disclosure of contingent assets and liabilities. Actual results could differ materially from those estimates and assumptions. Estimates and assumptions are used in the determination of sales allowances, allowances for doubtful accounts and amortization.

3. Acquisition

On September 1, 2004, RHD completed the SBC Directory Acquisition for $1.41 billion in cash, after working capital adjustments and the settlement of a $30 million liquidation preference owed to RHD related to DonTech. As a result of the acquisition, we became the publisher of revenue-generating, SBC-branded yellow pages directories in Illinois and Northwest Indiana. The results of the SBC Directory Operations are included in our results from and after September 1, 2004. The primary purpose of this acquisition was to complete RHD’s transformation from a sales agent and pre-press vendor for yellow pages advertising to a leading publisher of yellow pages directories with control of its business.

The acquisition was accounted for as purchase business combination in accordance with SFAS 141, Business Combinations. The purchase price was allocated to the related tangible and identifiable intangible assets acquired and liabilities assumed based on their respective estimated fair values on the acquisition date. Certain long-term intangible assets were identified and recorded at their estimated fair value. Identifiable intangible assets acquired include directory services agreements between the Company and SBC, customer relationships and acquired trademarks and trade names. In accordance with SFAS 142, Goodwill and Other Intangible Assets, the fair values of the identifiable intangible assets are being amortized over their estimated useful lives in a manner that best reflects the economic benefits derived from such assets. Goodwill is not amortized but is subject to impairment testing on an annual basis. See Note 2, Summary of Significant Accounting Policies — Identifiable Intangible Assets and Goodwill, for a further description of our intangible assets and goodwill.

Under purchase accounting rules, we did not assume or record the deferred revenue balance associated with the SBC Directory Business of $204.1 million at September 1, 2004. This amount represented revenue that would have been recognized subsequent to the acquisition under the deferral and amortization method in the absence of purchase accounting. Accordingly, we did not and will not record revenue associated with directories that were published prior to the acquisition as well as directories that were published in the month the acquisition was completed. Although the deferred revenue balance was eliminated, we retained all the rights associated with the collection of amounts due under and contractual obligations under the advertising contracts executed prior to the acquisition. As a result, the billed and unbilled accounts receivable balances acquired in the acquisition became assets of the Company. Also under purchase accounting rules, we did not assume or record the deferred directory costs related to those directories that were published prior to the acquisition as well as directories that published in the month the acquisition was completed, totaling $175.8 million for the SBC-branded directories. These costs represented operating expenses that would have been recognized subsequent to the acquisitions under the deferral and amortization method in the absence of purchase accounting.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed in the SBC Directory Acquisition on September 1, 2004 specific to the SBC Directory Operations that were allocated to us:

Current assets	$207,004
Non-current assets	81,300
Intangible assets	992,500
Goodwill	180,838

Total assets acquired	1,461,642
Current liabilities	(194,359)
Non-current liabilities	(51)

Total liabilities assumed	(194,410)

Net assets acquired	$1,267,232

4. Commitments

Under the terms of the SMARTpages Reseller Agreement and the Directory Publishing Listing Agreement that we executed in connection with the SBC Directory Acquisition, we are committed to minimum annual payments for the next five years of $2.4 million, $3.9 million, $4.1 million, $4.1 million and $3.0 million, respectively.

5. Legal Proceedings

We are involved in various legal proceedings arising in the ordinary course of our business. We periodically assess our liabilities and contingencies in connection with these matters based upon the latest information available to us. For those matters where it is probable that we have incurred a loss and the loss or range of loss can be reasonably estimated, we record reserves in our financial statements. In other instances, we are unable to make a reasonable estimate of any liability because of the uncertainties related to both the probable outcome and amount or range of loss. As additional information becomes available, we adjust our assessments and estimates of these liabilities accordingly.

Based on our review of the latest information available, we believe our ultimate liability in connection with pending legal proceedings will not have a material adverse effect on our results of operations, cash flows or financial position.

6. Pledge of Equity Interest

In connection with the SBC Directory Acquisition, RHD Inc. amended and restated its Credit Facility (“Credit Facility”), which at that time consisted of a $700 million Term Loan A-2, a $1,650 million Term Loan B-2 and a $175 million revolver for an aggregate facility of $2,525 million. On December 6, 2004, RHD Inc. amended its Credit Facility creating a new Term Loan A-3 and a new Term Loan D, both replacing the Term Loan B-2. Term Loans A-2, A-3 and D require quarterly principal payments. As of December 31, 2004, the outstanding balances of Term Loans A-2, A-3 and D were $526 million, $194 million and $1,441 million, respectively, and $41 million was outstanding under the Revolver. The Revolver, Term Loan A-2 and Term Loan A-3 mature in December 2009, and Term Loan D matures in June 2011. RHD Inc. also has issued $325 million of 8.875% Senior Notes (“Senior Notes”) and $600 million of 10.875% Senior Subordinated Notes (“Subordinated Notes,” and, collectively with the Senior Notes, the “Notes”). The Senior Notes became secured in connection with the amendment and restatement of the Credit Facility for the SBC Directory Acquisition. Our equity interests partners’ capital and thus indirectly all of our assets and partners’ capital, are pledged as collateral to secure RHD Inc.’s obligations under its Credit Facility and the Senior Notes. We also guarantee the Senior Notes and the Notes. The total principal amount of the Senior Notes subject to the pledge of equity interests as of December 31, 2004 was $325 million.

RHD’s Credit Facility and the indentures governing the Notes contain usual and customary negative covenants that, among other things, place limitations on its and our ability to (i) incur additional indebtedness, including capital leases and liens; (ii) pay dividends (except we may freely pay dividends to our parent) and repurchase equity interests; (iii) enter into mergers, consolidations, acquisitions, asset dispositions and sale-leaseback transactions; (iv) make capital expenditures; (v) issue capital stock; and (vi) engage in transactions with affiliates. The Credit Facility also contains financial covenants relating to maximum consolidated leverage, minimum interest coverage and maximum senior secured leverage as defined therein.

7. Related Party Transactions

RHD and its subsidiaries provide us with operating and general and administrative services, which we record as expenses when incurred. These services include pre-press and IT support services, general accounting, credit and collection and shared financial services. Indirect costs of RHD and its subsidiaries, where appropriate, are allocated to us based on several factors, including relative equity, number of employees, and a composite based on our proportionate share of certain direct and allocated charges. Direct and indirect cost charges to us from RHD and its affiliates during the four months ended December 31, 2004 totaled $34.2 million. We also renewed multiple service agreements with RHD Inc. for publishing, non-publishing, support services, and billing applications that are set to expire at various dates between December 31, 2005 and December 31, 2008.

In connection with our sales agency agreement with DonTech, we incurred $1.2 million in commission costs under the deferral and amortization method during the four months ended December 31, 2004. As of December 31, 2004, we owed DonTech $88.9 million.

APIL Partners entered into a Revenue Participation Agreement (“RPI Agreement”) with RHD and its affiliates in 1997. Under the terms of this agreement, APIL Partners paid to RHD 35.9% of DonTech’s advertising sales, less DonTech’s commissions. In connection with the SBC Directory Acquisition, we became the successor to APIL Partners and began paying revenue participation income to our affiliate, R.H. Donnelley APIL, Inc. Under the RPI Agreement, we incurred $5.5 million in RPI costs that were accounted for under the deferral and amortization method for the four-month period ending December 31, 2004. As of December 31, 2004, we owed RHD APIL Inc. $84.6 million.

8. Subsequent Event

During the first quarter of 2005, we announced a restructuring plan relating to the SBC Directory Business. A number of our employees will be terminated and others will be relocated to our corporate headquarters in Cary, North Carolina. Additionally, we will be vacating a portion of our leased facility in Chicago, Illinois. During the first quarter of 2005, we will record the costs associated with this restructuring effort, some of which will be expensed and some of which will be recorded as an adjustment to goodwill in accordance with EITF 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination.

Report of Independent Auditors

The Board of Directors
SBC Communications Inc.

We have audited the accompanying combined balance sheets of Ameritech Publishing of Illinois, Inc. and Ameritech Publishing of Illinois Partners Partnership (collectively, the Company), indirect wholly owned subsidiaries of SBC Communications Inc., as of August 31, 2004 and December 31, 2003 and the related combined statements of income, parent company capital, and cash flows for the eight-month period ended August 31, 2004 and for each of the two years in the period ended December 31, 2003. These combined financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these combined financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the combined financial statements referred to above present fairly, in all material respects, the combined financial position of the Company at August 31, 2004 and December 31, 2003 and the combined results of its operations and its cash flows for the eight-month period ended August 31, 2004 and each of the two years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States.

As discussed in Note 1 to the combined financial statements, in 2003 the Company changed its method of recognizing revenues and expenses related to publishing directories.

/s/ ERNST & YOUNG LLP

San Antonio, Texas
March 9, 2005

AMERITECH PUBLISHING OF ILLINOIS, INC. AND AMERITECH PUBLISHING OF
ILLINOIS PARTNERS PARTNERSHIP

COMBINED STATEMENTS OF INCOME
Dollars in thousands

	Eight
	months ended	Year ended
	August 31,	December 31,
	2004	2003	2002

Operating Revenues	$314,433	$482,731	$486,985
Operating Expenses
Product expenses	160,961	253,056	259,870
General and administrative expenses	17,501	42,067	45,420

Total operating expenses	178,462	295,123	305,290

Operating Income	135,971	187,608	181,695

Other Income (Expense)
Interest expense	–	(2)	–
Other income (expense) – net	–	1	293

Total other income (expense)	–	(1)	293

Income Before Income Taxes	135,971	187,607	181,988
Income taxes	59,319	74,334	72,068

Income Before Cumulative Effect of Accounting Change	76,652	113,273	109,920
Cumulative effect of accounting change (net of tax)	–	(58,711)	–

Net Income	$76,652	$54,562	$109,920

The accompanying notes are an integral part of the financial statements.

AMERITECH PUBLISHING OF ILLINOIS, INC. AND AMERITECH
PUBLISHING OF ILLINOIS PARTNERS PARTNERSHIP

COMBINED BALANCE SHEETS
Dollars in thousands

	August 31,	December 31,
	2004	2003

Assets
Current Assets
Cash and cash equivalents	$–	$1

Accounts receivable trade – billed	13,061	24,491
Accounts receivable trade – unbilled	4,085	6,054
Allowance for accounts receivable – trade	(1,549)	(2,500)
Accounts receivable from parent	198,707	66,589
Accounts receivable from affiliates	43,659	43,216
Other receivables	–	212

Total accounts receivables – net	257,963	138,062

Deferred directory charges	207,769	206,906
Other current assets	–	10

Total current assets	465,732	344,979

Investment in joint venture – net	22,011	22,484
Other noncurrent assets	–	3,755

Total Assets	$487,743	$371,218

Liabilities and Parent Company Capital
Current Liabilities
Accounts payable and accrued liabilities	$4,428	$4,078
Accrued taxes	118,248	63,401
Accounts payable to affiliates	–	806
Deferred revenue (net)	41,978	46,589
Deferred income taxes	27,738	23,382
Accounts payable to related parties	188,821	191,172
Other current liabilities	14,464	22,995

Total current liabilities	395,677	352,423

Noncurrent Liabilities
Deferred income taxes	8,717	9,302
Postemployment benefit obligations	–	1,562
Other noncurrent liabilities	50	73

Total noncurrent liabilities	8,767	10,937

Total Liabilities	404,444	363,360

Parent Company Capital
Parent company investment	39	39
Retained earnings	83,260	7,819

Total parent company capital	83,299	7,858

Total Liabilities and Parent Company Capital	$487,743	$371,218

The accompanying notes are an integral part of the financial statements.

AMERITECH PUBLISHING OF ILLINOIS, INC. AND AMERITECH PUBLISHING OF ILLINOIS
PARTNERS PARTNERSHIP

COMBINED STATEMENTS OF CASH FLOWS
Dollars in thousands, increase (decrease) in cash and cash equivalents

	Eight
	months ended	Year ended
	August 31,	December 31,
	2004	2003	2002

Operating Activities
Net income	$76,652	$54,562	$109,920
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for uncollectible accounts	7,536	30,821	36,778
Deferred income tax expense	4,450	(2,222)	(5,091)
Cumulative effect of accounting change, net of tax	–	58,711	–
Changes in operating assets and liabilities:
Accounts receivable	4,681	(34,667)	(40,114)
Deferred directory charges	(863)	5,728	8,341
Other current assets	10	13	(23)
Accounts payable, accrued and other liabilities	38,804	9,910	(26,722)
Other – net	1,585	127	(1,796)

Total adjustments	56,203	68,421	(28,627)

Net Cash Provided by Operating Activities	132,855	122,983	81,293

Investing Activities
Changes in investment in joint venture	473	5,679	2,145

Net Cash Provided by Investing Activities	473	5,679	2,145

Financing Activities
Dividends	(1,211)	(53,775)	(109,500)
Change in amounts receivable/payable from/to parent	(132,118)	(74,886)	25,821

Net Cash Used in Financing Activities	(133,329)	(128,661)	(83,679)

Net increase (decrease) in cash and cash equivalents	(1)	1	(241)
Cash and cash equivalents beginning of period	1	–	241

Cash and Cash Equivalents End of Period	$–	$1	$–

Cash paid during the eight-month period and year ended for:
Income taxes, net of refunds	$22	$71,883	$86,976

The accompanying notes are an integral part of the financial statements.

AMERITECH PUBLISHING OF ILLINOIS, INC. AND AMERITECH PUBLISHING OF
ILLINOIS PARTNERS PARTNERSHIP

COMBINED STATEMENTS OF PARENT COMPANY CAPITAL
Dollars in thousands

	Parent
	Company	Retained
	Investment	Earnings

Balance, December 31, 2001	$39	$6,612

Net income	–	109,920
Dividends	–	(109,500)

Balance, December 31, 2002	39	7,032

Net income	–	54,562
Dividends	–	(53,775)

Balance, December 31, 2003	39	7,819

Net income	–	76,652
Dividends	–	(1,211)

Balance, August 31, 2004	$39	$83,260

The accompanying notes are an integral part of the financial statements.

Ameritech Publishing of Illinois, Inc. and
Ameritech Publishing of Illinois Partners Partnership
Notes to Combined Financial Statements
August 31, 2004
Dollars in thousands

1.	Summary of Significant Accounting Policies

Basis of Presentation – The combined financial statements include the accounts of Ameritech Publishing of Illinois, Inc. (APIL) and Ameritech Publishing of Illinois Partners Partnership (the Partnership) collectively referred to throughout this document as “we” “the Company” or “Ameritech Publishing – IL.” APIL is a wholly owned subsidiary of Ameritech Publishing, Inc. (API), which is a wholly owned subsidiary of Ameritech Corporation (Ameritech). Ameritech is wholly owned by SBC Communications Inc. (SBC). The Partnership is owned by APIL, the limited partner, and API, the general partner, with 99% and 1% ownership, respectively. Ameritech Publishing – IL provides Yellow and White Pages directory advertising primarily within the state of Illinois and northwest Indiana.

As a result of the sale of the Company (see Note 7) and in accordance with the terms of the agreement to sell the Company, all Company employees and the employee-related liability and intercompany account balances were transferred to an SBC affiliate prior to August 31, 2004.

In January 2003, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 46 “Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin (ARB) No. 51” (FIN 46). FIN 46 provides guidance for determining whether an entity is a variable interest entity (VIE), and which equity investor of that VIE, if any, should include the VIE in its consolidated financial statements. In December 2003, the FASB staff revised FIN 46 to clarify some of the provisions. For certain VIEs, FIN 46 became effective for periods ending after December 15, 2003. In addition, the revision delayed the effective date for application of FIN 46 by large public companies, such as SBC, until periods ending after March 15, 2004 for all types of VIEs other than special-purpose entities, including our joint venture investment (see Note 3). The adoption of FIN 46 did not have an effect on our accounting for this investment.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States (GAAP) requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes, including estimates of probable losses and expenses. Actual results could differ from those estimates.

Comprehensive Income – Comprehensive income is the same as net income for all periods presented.

Income Taxes – We are included in SBC’s combined federal income tax return. Federal income taxes are provided for in accordance with the provisions of our Tax Allocation Agreement (Agreement) with SBC. In general, our income tax provision under the Agreement reflects the financial consequences of income, deductions and credits which can be utilized on a separate return basis or in consolidation with SBC and which are assured of realization. Deferred income taxes are provided for temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for tax purposes.

Cash and Cash Equivalents – Cash and cash equivalents include all highly liquid investments with original maturities of three months or less, and the carrying amounts approximate fair value.

Ameritech Publishing of Illinois, Inc. and
Ameritech Publishing of Illinois Partners Partnership
Notes to Combined Financial Statements
August 31, 2004
Dollars in thousands

Revenue Recognition and Cumulative Effect of Accounting Change – Prior to 2003, we recognized revenues and expenses directly related to publishing directories on the “issue basis” method of accounting. This method recognizes revenue and expenses at the time the initial delivery of the related directory is completed.

Effective January 1, 2003, we changed our method of recognizing revenue and expenses related to publishing directories from the “issue basis” method to the “amortization” method. The amortization method recognizes revenues and expenses directly related to the directory ratably over the life of the directory, which is typically 12 months. These expenses, and expenses directly related to directories that are in progress, are reflected in deferred charges on the combined balance sheet. We decided to change methods because the amortization method has now become the more prevalent method used among significant directory publishers.

Our directory accounting change resulted in a noncash charge of $58,711, net of a deferred income tax benefit of $38,664, recorded as a cumulative effect of accounting change on the combined statement of income as of January 1, 2003. Excluding this cumulative amount, the effect of this change was to decrease combined pre-tax income for 2003 by $5,515 ($3,331 net of tax), compared to the issue basis method.

The table below shows our estimated results for all years as if we had adopted the amortization method on January 1, 2002.

	Eight
	months ended	Year ended
	August 31,	December 31,
	2004	2003	2002

Operating Revenues	$314,433	$482,731	$486,155
Operating Expenses	178,462	295,123	302,778

Operating Income	$135,971	$187,608	$183,377

No customer accounted for more than 10% of revenues for the eight-month period ended August 31, 2004 or the years ended December 31, 2003 and 2002.

Allowance for Accounts Receivable – Our allowance for accounts receivable is estimated primarily based on analysis of history and future expectations of the Company’s customers. Estimates are based on the Company’s actual historical write-offs, net of recoveries, and the aging of accounts receivable balances. The Company’s assumptions are reviewed at least quarterly and adjustments are made to the allowance as appropriate. In addition to our allowance for accounts receivable, the Company reserves for certain receivables which are sold, with recourse, to an affiliate. Such reserves are subject to an analysis similar to that above and are included in other current liabilities on the combined balance sheets.

Ameritech Publishing of Illinois, Inc. and
Ameritech Publishing of Illinois Partners Partnership
Notes to Combined Financial Statements
August 31, 2004
Dollars in thousands

Advertising Costs – Costs for advertising products and services or corporate image are expensed as incurred. The majority of our advertising is incurred centrally by SBC affiliates and billed to us on a monthly basis. We recorded advertising expense of $1,551 for the eight-month period ended August 31, 2004 and $4,298 and $2,446 for the years ended December 31, 2003 and 2002, respectively.

Advertising Barter Transactions – We sometimes enter into advertising transactions in which Ameritech Publishing – IL products are exchanged for media advertising, such as time or space on television or radio, or branding advertising, such as signage in stadiums or other displays. Revenues and expenses from advertising barter transactions totaled $348 for the eight-month period ended August 31, 2004 and $2,569 and $615 for the years ended December 31, 2003 and 2002, respectively.

Pension and Postretirement Benefits – See Note 5 for a comprehensive discussion of our pension and postretirement benefit expense, including a discussion of the actuarial assumptions determined by SBC.

Stock-Based Compensation – As discussed in Note 5, under various plans sponsored by SBC, our employees have received stock options, performance stock units and other nonvested stock units. We account for these plans using the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (FAS 123). Under this method, the estimated fair value of the options granted is amortized to expense over the options’ vesting period.

Reclassifications – We have reclassified amounts in prior financial statements to conform to the current presentation.

2.	Related Party Transactions and Allocations

We provide directory advertising and publishing services to SBC and certain of its subsidiaries. These services are included in operating revenue and totaled $3,430 for the eight-month period ended August 31, 2004 and $1,868 and $2,021 for the years ended December 31, 2003 and 2002, respectively.

SBC and its subsidiaries provide us with financial, marketing, network, telecommunications, billing and collection, and administrative services, which we record as expenses. Where possible, certain costs are directly assigned to us. Indirect costs of SBC and its subsidiaries, where appropriate, are allocated to us based on several factors, including relative equity, number of employees, marketing costs, proportional revenues and a composite based on our proportionate share of certain direct and allocated charges. Direct and indirect costs charged to us for the eight-month period ended August 31, 2004 totaled $7,746. Direct and indirect costs charged to us for the years ended December 31, 2003 and 2002 totaled $11,840 and $10,981, respectively.

Ameritech Publishing of Illinois, Inc. and
Ameritech Publishing of Illinois Partners Partnership
Notes to Combined Financial Statements
August 31, 2004
Dollars in thousands

We also share bank accounts with API. Our cash transactions are consolidated with API and the bank accounts are held by them. Our accounts receivable from, or accounts payable to, parent represents the difference between our net cash receipts and payments and dividends. We pay dividends to API based on our net income. Changes in the parent receivable or payable line items are reflected as financing activities.

The majority of our receivables are sold each month with recourse to an SBC subsidiary, which performs billing and collection services for the Partnership. Amounts receivable under this arrangement are included in accounts receivable from affiliates. Bad debt expense related to these receivables is included in the provision for doubtful accounts, and the associated liability is included in other current liabilities. The liabilities recorded at August 31, 2004 and December 31, 2003 totaled $14,431, and $23,004, respectively.

3.	Investment in Joint Venture and Material Agreements with RHD

Investments in Joint Venture: In August 1997, APIL entered into agreements with the Reuben H. Donnelley Corporation (RHD) to create the DonTech II Partnership (DonTech). We and RHD each own 50% of DonTech and our investment is accounted for under the equity method.

The following table is a reconciliation of our gross investment in DonTech at:

	August 31,	December 31,
	2004	2003

Investment balance at beginning of year	$52,382	$58,061
Equity Income	12,777	17,347
Distributions	(13,250)	(23,026)

Ending Balance	$51,909	$52,382

Balances presented in the combined balance sheets are net of a previous preferential distribution of $29,898 paid to the Company by DonTech. The amount is payable to DonTech in the event of a dissolution of DonTech (see Note 7).

The Partnership entered into an Exclusive Sales Agency Agreement in August 1997 with DonTech. Under the terms of the agreement, DonTech is the exclusive sales agent for the Partnership’s yellow pages local and street address directory customers. DonTech is paid a commission of 27% of net local revenues (local revenue less a bad debt provision). We recorded expense for DonTech commissions of $52,256 for the eight-month period ended August 31, 2004 and $103,030 and $105,156 for the years ended December 31, 2003 and 2002, respectively. Within accounts payable to related parties, we had payable balances due DonTech of $96,304 at August 31, 2004 and $97,207 at December 31, 2003.

APIL’s equity income from DonTech is recorded as contra expense to the 27% commission expense the Partnership pays to DonTech in accordance with the Exclusive Sales Agency Agreement. We recorded equity income of $12,777 for the eight-month period ended August 31, 2004 and $17,347 and $18,480 for the years ended December 31, 2003 and 2002, respectively.

Ameritech Publishing of Illinois, Inc. and
Ameritech Publishing of Illinois Partners Partnership
Notes to Combined Financial Statements
August 31, 2004
Dollars in thousands

The following table presents summarized financial information for DonTech:

	Eight
	months ended	Year ended
	August 31,	December 31,
	2004	2003	2002

Income Statements
Operating revenues	$68,777	$99,711	$101,792
Operating income	25,428	33,526	35,230
Net income	25,554	34,694	36,959

	August 31,	December 31,
	2004	2003

Balance Sheets
Current assets	$103,180	$103,065
Noncurrent assets	13,317	14,441
Current liabilities	10,851	11,656
Noncurrent liabilities	2,177	1,435

Material Agreements with RHD: In connection with the creation of DonTech, the Partnership entered into an agreement with RHD in August 1997 whereby it pays RHD 35.9% of yellow pages local and street address directory net revenue less DonTech commissions (RHD Revenue Participation). We recorded expense for RHD Revenue Participation of $63,557 for the eight-month period ended August 31, 2004 and $99,073 and $102,631 for the years ended December 31, 2003 and 2002, respectively. Within accounts payable to related parties, we had a payable balance due RHD of $92,517 at August 31, 2004 and $93,591 at December 31, 2003.

In January 2002, the Partnership also renewed multiple service agreements with RHD for publishing, certain nonpublishing applications and support services and billing applications which are set to expire on either December 31, 2005 and/or December 31, 2008.

4.	Income Taxes

Significant components of our deferred tax liabilities and assets are as follows at:

	August 31,	December 31,
	2004	2003	2002

Employee benefits	$–	$679	$841
Commissions	23,728	24,243	24,243
Deferred directory charges	9,377	9,377	56,358
Investment in partnership	14,197	8,717	8,744
Other	76	76	80

Total deferred tax liabilities	47,378	43,092	90,266
Deferred tax asset – allowance for accounts receivable	10,923	10,408	16,696

Net deferred tax liabilities	$36,455	$32,684	$73,570

Ameritech Publishing of Illinois, Inc. and
Ameritech Publishing of Illinois Partners Partnership
Notes to Combined Financial Statements
August 31, 2004
Dollars in thousands

The components of income tax expense are as follows:

	Eight
	months ended	Year ended
	August 31,	December 31,
	2004	2003	2002

Federal
Current	$45,035	$62,884	$63,389
Deferred – net	3,567	(1,872)	(4,174)

	48,602	61,012	59,215

State and local
Current	9,834	13,672	13,770
Deferred – net	883	(350)	(917)

	10,717	13,322	12,853

Total	$59,319	$74,334	$72,068

A reconciliation of income tax expense and the amount computed by applying the statutory federal income tax rate (35%) to income before income taxes is as follows:

	Eight
	months ended	Year ended
	August 31,	December 31,
	2004	2003	2002

Taxes computed at federal statutory rate	$47,590	$65,662	$63,696
Increases in income taxes resulting from:
State and local income taxes – net of federal tax benefit	6,966	8,659	8,355
Other – net	4,763	13	17

Total	$59,319	$74,334	$72,068

Tax expense for the eight-month period ended August 31, 2004 includes $5,400 which relates to additional tax allocations, due to a parent company (API) true-up of prior periods, as allowed under the Tax Allocation Agreement with SBC and its affiliates.

5.	Employee Benefits

Employees of the Company were transferred to an SBC affiliate as of August 15, 2004. As a result, the associated postemployment benefit obligation liabilities, including those due to retirees, were also transferred to the SBC affiliate. Accordingly, the August 31, 2004 balance sheet does not reflect liabilities related to postemployment benefit obligations. Because the transferred employees were employed by the Company for a majority of the eight-month period ended August 31, 2004, costs related to postemployment benefit obligations are appropriately reflected in the income statement.

Ameritech Publishing of Illinois, Inc. and
Ameritech Publishing of Illinois Partners Partnership
Notes to Combined Financial Statements
August 31, 2004
Dollars in thousands

Pensions – Prior to the transfer of employees to an SBC affiliate, substantially all of our employees were covered by one of various noncontributory pension and death benefit plans. Management employees participated in cash balance pension plans. Additionally, all management employees participated in a traditional pension benefit formula, stated as a percentage of the employees’ adjusted career income. The pension benefit formula for most nonmanagement employees was based on a flat dollar amount per year according to job classification. Most employees can elect to receive their pension benefits in either a lump sum payment or annuity. We use a December 31 measurement date for calculating the values reported for plan assets and benefit obligations for our plans.

SBC’s objective in funding the plans, in combination with the standards of the Employee Retirement Income Security Act of 1974, as amended (ERISA), is to accumulate assets sufficient to meet the plans’ obligations to provide benefits to employees upon their retirement. Although no significant cash contributions were required under ERISA regulations during 2004, in July SBC voluntarily contributed approximately $1 billion to the pension trusts for the benefit of plan participants, of which $1,000 was allocated to APIL for financial statement purposes.

The plan assets of the Ameritech plans, which include the employees of APIL, are restricted from transfer prior to October 2004 due to a change in control provision contained in the plans. The Ameritech plans were combined into the SBC plan effective December 2004.

Significant weighted-average assumptions used by SBC in developing pension information include:

	August 31,	December 31,
	2004	2003	2002

Discount rate for determining projected benefit obligation	*	6.25%	6.75%
Discount rate in effect for determining net pension cost (benefit)	6.25%	6.75%	7.50%
Long-term rate of return on plan assets	8.50%	8.50%	9.50%
Composite rate of compensation increase	4.25%	4.25%	4.25%

*As there are no postemployment benefit obligations remaining at August 31, 2004 due to the transfer of employees, the discount rate for the projected benefit obligation is not applicable.

In accordance with GAAP, SBC’s assumed discount rate of 6.25% at December 31, 2003 reflects the hypothetical rate at which the projected benefit obligation could be effectively settled or paid out to participants, on that date. SBC determined the discount rate based on a range of factors including the rates of return on high-quality, fixed-income investments available at the measurement date.

The expected long-term rate of return on plan assets of 8.5% for 2004 reflects SBC’s average rate of earnings expected on the funds invested, or to be invested, to provide for the benefits included in the projected benefit obligations. SBC considers many factors that include, but are not limited to historic returns on plan assets, current market information on long-term returns (e.g., long-term bond rates) and current and target asset allocations between asset categories. The target asset allocation is determined based on consultations with external investment advisors.

Ameritech Publishing of Illinois, Inc. and
Ameritech Publishing of Illinois Partners Partnership
Notes to Combined Financial Statements
August 31, 2004
Dollars in thousands

The weighted-average expected return on assets assumption, which reflects a view of long-term returns, is one of the most significant of the weighted-average assumptions used to determine actuarial estimates of pension and postretirement benefit expense. Based on long-term expectations of market returns in future years, SBC’s long-term rate of return on plan assets is 8.5% for 2004. If all other factors were to remain unchanged, we expect a 1% decrease in the expected long-term rate of return would have caused 2004 combined pension and postretirement cost to increase approximately $215 over 2003 (analogous change would result from a 1% increase).

Under GAAP, the expected long-term rate of return is calculated on the market-related value of assets (MRVA). GAAP requires that actual gains and losses on pension and postretirement plan assets be recognized in the MRVA equally over a period of not more than five years. SBC uses a methodology, allowed under GAAP, under which the MRVA is held to within 20% of the actual fair value of plan assets, which can have the effect of accelerating the recognition of excess actual gains and losses into the MRVA to less than five years. Due to investment losses on plan assets experienced in the last several years, this methodology contributed to a higher combined net pension and postretirement cost in 2003 as compared with not using this methodology. This methodology did not have a significant effect on our 2004 or 2002 combined net pension and postretirement benefit as the MRVA was almost equal to the fair value of plan assets.

GAAP requires certain disclosures to be made of components of net periodic pension cost for the period, including a reconciliation of the funded status of the plans with amounts reported in the balance sheets and disclosures of specific information about plan assets, such as investment policies and the targeted and actual return on plan assets by asset category. Since the funded status of plan assets and obligations relates to all SBC-sponsored plans as a whole, this information is not presented for the Company.

For the eight-month period ended August 31, 2004, we recognized pension benefits of approximately $16. For the years ended December 31, 2003 and 2002, we recognized pension benefits of approximately $182 and $1,123, respectively. As of August 31, 2004, the cumulative amount of our contributions made to the trust in excess of our pension cost was approximately $3,832. As of December 31, 2003 and 2002, the cumulative amount of our contributions made to the trust in excess of our pension cost was approximately $3,778 and $3,587, respectively.

Postretirement Benefits – Prior to the transfer of employees to an SBC affiliate, under Ameritech’s or SBC’s benefit plans, we provided certain medical, dental and life insurance benefits to substantially all retired employees under various plans and accrued actuarially determined postretirement benefit costs as active employees earned these benefits. SBC maintains Voluntary Employee Beneficiary Association (VEBA) trusts to partially fund these postretirement benefits; however, there are no ERISA or other regulations requiring these postretirement benefit plans to be funded annually. We also fund postretirement life insurance benefits at an actuarially determined rate. Trust assets consist principally of private and public equity, government and corporate bonds and index funds.

Ameritech Publishing of Illinois, Inc. and
Ameritech Publishing of Illinois Partners Partnership
Notes to Combined Financial Statements
August 31, 2004
Dollars in thousands

During the second quarter of 2004, SBC agreed to new five-year labor agreements with the Communications Workers of America (CWA) and the International Brotherhood of Electrical Workers. The agreement provided for additional contributions from current employees toward certain medical and prescription drug co-pays.

In January 2004, the majority of nonmanagement retirees were informed of medical coverage changes. SBC subsequently announced modifications to these changes, which were contingent upon reaching an agreement with the CWA. Agreement was reached and, as modified, effective January 1, 2005, medical coverage for nonmanagement retirees will require increased co-pays and deductibles for prescription drugs and certain medical services. These changes reduced our postemployment cost approximately $176 for the eight-month period ended August 31, 2004.

In May 2004, the FASB issued guidance (referred to as FSP FAS 106-2) on how employers should account for provisions of the recently enacted Medicare Prescription Drug, Improvement and Modernization Act of 2003 (Medicare Act). The Medicare Act allows employers who sponsor a postretirement health care plan that provides a prescription drug benefit to receive a subsidy for the cost of providing that drug benefit. In order for employers, such as us, to receive the subsidy payment under the Medicare Act, the value of our offered prescription drug plan must be at least equal to the value of the standard prescription drug coverage provided under Medicare Part D. Due to our lower deductibles and better coverage of drug costs, we believe that our plan is of greater value than Medicare Part D.

The preliminary guidance issued by the FASB, FSP FAS 106-1 permitted us to recognize immediately this subsidy on our financial statements. SBC accounted for the Medicare Act as a plan amendment and recorded the adjustment in the amortization of our liability, from the date of enactment of the Medicare Act, December 2003. The final guidance issued by the FASB, FSP-FAS 106-2, requires us to account for the Medicare Act as an actuarial gain or loss and decreased our postretirement cost approximately $53 for the eight-month period ended August 31, 2004 and $6 for the year ended December 31, 2003. SBC’s accounting assumes that the plans it offers will continue to provide drug benefits equivalent to Medicare Part D, that those plans will continue to be the primary plan for our retirees and that we will receive the subsidy. SBC does not expect that the Medicare Act will have a significant effect on our retirees’ participation in our postretirement benefit plan.

GAAP requires certain disclosures to be made of components of net periodic postretirement benefit cost, including a reconciliation of the funded status of the plans to amounts reported in the combined balance sheets and disclosures of specific information about plan assets, such as investment policies and the targeted and actual return on plan assets by asset category. Since the funded status of assets and obligations relates to SBC’s plans as a whole, this information is not presented for us.

For the eight-month period ended August 31, 2004, we recognized postretirement costs of approximately $264. For the years ended December 31, 2003 and 2002, we recognized postretirement costs of approximately $637 and $204. At December 31, 2003, the amount included in our combined balance sheet for accrued postretirement benefit obligations was approximately $1,508. SBC used the same significant assumptions for the discount rate, long-term rate of return on plan assets and composite rate of compensation increase used in developing the accumulated postretirement benefit obligation and related postretirement benefit costs that were used in developing the pension information.

Ameritech Publishing of Illinois, Inc. and
Ameritech Publishing of Illinois Partners Partnership
Notes to Combined Financial Statements
August 31, 2004
Dollars in thousands

The medical cost trend rate in 2004 is 9.0% for retirees 64 and under and 10.0% for retirees 65 and over, trending to an expected increase of 5.0% in 2009 for all retirees, prior to adjustment for cost-sharing provisions of the medical and dental plans for certain retired employees. The assumed dental cost trend rate in 2004 is 5.0%. Raising the annual medical and dental cost trend rates by one percentage-point increases the total of the service and interest cost components of net periodic postretirement benefit cost for the year ended December 31, 2003 by approximately 17%. Decreasing the annual medical and dental cost trend rates by one percentage-point decreases the total of the service and interest cost components of net periodic postretirement benefit cost for 2003 by approximately 14%.

Other Postemployment Benefits – Prior to the transfer of employees to an SBC affiliate, under Ameritech’s or SBC’s benefit plans, we provided employees varying levels of severance pay, disability pay, workers’ compensation and medical benefits under specified circumstances and accrued these postemployment benefits at the occurrence of an event that rendered an employee inactive or, if the benefits ratably vested, over the vesting period.

Savings Plans – Prior to the transfer of employees to an SBC affiliate, substantially all employees were eligible to participate in contributory savings plans sponsored by SBC. Under the savings plans, we matched a stated percentage of eligible employee contributions, subject to a specified ceiling. Our allocated costs related to these savings plans were approximately $55 for the eight-month period ended August 31, 2004 and $82 and $36 for the years ended December 31, 2003 and 2002, respectively.

Stock-Based Compensation – Prior to the transfer of employees to an SBC affiliate, our employees participated in various stock option plans sponsored by SBC. Under these plans, senior and other management and nonmanagement employees and nonemployee directors have received stock options, performance stock units and other nonvested stock units based on SBC stock. Stock options issued through August 31, 2004 carry exercise prices equal to the market price of the stock at the date of grant and have maximum terms ranging from five to ten years. Depending upon the grant, vesting of stock options may occur up to five years from the date of grant, with most options vesting on a graded basis over three years (1/3 of the grant vests after one year, another 1/3 vests after two years and the final 1/3 vests after three years from the grant date). Nonvested stock units are valued at the market price of the stock at the date of grant and vest over a three- to five-year period. As of August 31, 2004, SBC was authorized to issue up to 40 million shares of stock (in addition to shares that may be issued upon exercise of outstanding options or upon vesting of performance stock units or other nonvested stock units) to officers, employees and directors pursuant to these various plans.

SBC uses an accelerated method of recognizing compensation cost for fixed awards with graded vesting, which essentially treats the grant as three separate awards, with vesting periods of 12, 24 and 36 months for those that vest over three years. As noted above, a majority of the options vest over three years and for those we recognize approximately 61% of the associated compensation expense in the first year, 28% in the second year and the remaining 11% in the third year. As allowed by FAS 123, compensation cost is accrued as if all options granted subject only to a service requirement are expected to vest. The effects of actual forfeitures of unvested options are recognized (as a reversal of expense) as they occur.

Ameritech Publishing of Illinois, Inc. and
Ameritech Publishing of Illinois Partners Partnership
Notes to Combined Financial Statements
August 31, 2004
Dollars in thousands

The compensation cost that has been charged against income for these plans is as follows:

	Eight
	months ended	Year ended
	August 31,	December 31,
	2004	2003	2002

Stock option expense under FAS 123	$17	$72	$140

The estimated fair value of the options granted is amortized to expense over the options’ vesting period. As options are exercisable in SBC common stock, separate assumptions are not developed for subsidiaries of SBC. The fair value for these options was estimated at the date of grant, using a Black-Scholes option pricing model with the following weighted-average assumptions:

	Eight
	months ended	Year ended
	August 31,	December 31,
	2004	2003	2002

Risk-free interest rate	4.21%	3.64%	4.33%
Dividend yield	5.00%	4.40%	3.04%
Expected volatility factor	23.78%	22.38%	23.22%
Expected option life in years	7.00	6.74	4.36

FAS 123 and FAS 148 require certain disclosures to be made about the outstanding and exercisable options, option activity, weighted average exercise price per option and option exercise price range for each income statement period. Since the stock option activity relates only to SBC’s shareowners’ equity, this information is not presented for us.

6.	Commitments and Contingencies

In addition to issues specifically discussed elsewhere, we are party to various lawsuits, proceedings and other matters arising in the ordinary course of business. In our opinion, although the outcomes of these proceedings are uncertain, they should not have a material adverse effect on the Company’s financial position, results of operations or cash flows.

7.	Subsequent Events

Effective September 1, 2004, APIL sold its 50% interest in DonTech and 100% interest in the Partnership to RHD for $1.45 billion in cash. As a result of the sale, APIL’s Exclusive Sales Agency Agreement with DonTech, its Revenue Participation Agreement with RHD, and the Partnership’s service agreements with RHD were all terminated effective September 1, 2004. Additionally, the $29,898 payable to DonTech, upon dissolution of the DonTech partnership, was settled as a part of the sale of the Company.

Ameritech Publishing of Illinois, Inc. and
Ameritech Publishing of Illinois Partners Partnership
Notes to Combined Financial Statements
August 31, 2004
Dollars in thousands

8.	Quarterly Information (Unaudited)

	Total		Net
Calendar	Operating	Operating	Income
Quarter	Revenues	Income	(Loss)

2004
First	$116,728	$46,158	$23,649
Second	117,661	57,188	34,946
Two months ended August 31	80,044	32,625	18,057

Eight months ended August 31	$314,433	$135,971	$76,652

2003
First	$120,533	$45,284	$(34,241)
Second	120,049	50,363	33,149
Third	120,072	49,258	29,889
Fourth	122,077	42,703	25,765

Annual	$482,731	$187,608	$54,562

The first quarter of 2003 includes a cumulative effect of accounting change of $58,711 (income before cumulative effect of accounting change was $24,470), related to the change in the method in which we recognize revenues and expenses related to publishing directories from the “issue basis” method to the “amortization” method (see Note 1).

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES
      There have been no changes in, or disagreements with the Company’s principal independent registered public accounting firm for the three-year period ended December 31, 2004.

ITEM 9A.	CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures. Based on their evaluation, as of December 31, 2004, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended), the principal executive officer and principal financial officer of the Company have each concluded that such disclosure controls and procedures are effective and sufficient to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Management’s Annual Report on Internal Control over Financial Reporting and the independent registered public accounting firm’s attestation of that report required under Item 308 of Regulation S-K has been included in Item 8 immediately preceding the Company’s consolidated financial statements.

(b)	Changes in Internal Controls. There have not been any changes in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
ITEM 9B.     OTHER INFORMATION
      Information in response to this Item has been previously disclosed in the Company’s Current Reports on Form 8-K filed with the Securities and Exchange Commission during the fourth quarter of 2004.
PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
      Information in response to this Item is incorporated herein by reference to the sections entitled “Board of Directors” and “Other Information — Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s Proxy Statement to be filed prior to March 31, 2005 with the Securities and Exchange Commission, except that “Executive Officers of the Registrant” in Item 1 of this Annual Report responds to Item 401(b), (d) and (e) of Regulation S-K with respect to executive officers.

ITEM 11.	EXECUTIVE COMPENSATION
      Information in response to this Item is incorporated herein by reference to the section entitled “Director and Executive Compensation” in the Company’s Proxy Statement to be filed prior to March 31, 2005 with the Securities and Exchange Commission.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
      Information in response to this Item is incorporated herein by reference to the section entitled “Security Ownership of Certain Beneficial Owners and Management” in the Company’s Proxy Statement to be filed prior to March 31, 2005 with the Securities and Exchange Commission, except that “Equity Compensation Plan Information” in Item 5 of this Report responds to Item 201(d) of Regulation S-K.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
      Information in response to this Item is incorporated herein by reference to the section entitled “Director and Executive Compensation — Compensation Committee Interlocks and Insider Participation; Certain Relationships and Related Party Transactions” in the Company’s Proxy Statement to be filed prior to March 31, 2005 with the Securities and Exchange Commission.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
      Information in response to this Item is incorporated herein by reference to the sections entitled “Board of Directors — Committees of the Board of Directors — Audit and Finance Committee” and “— Report of the Audit and Finance Committee on Financial Reporting — Fees” in the Company’s Proxy Statement to be filed prior to March 31, 2005 with the Securities and Exchange Commission.
PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(A)(1) and (2) — List of financial statements and financial statement schedules
      The following consolidated financial statements of the Company are included under Item 8:

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets at December 31, 2004 and 2003
Consolidated Statements of Operations for the three years ended December 31, 2004
Consolidated Statements of Cash Flows for the three years ended December 31, 2004
Consolidated Statements of Changes in Shareholders’ Equity (Deficit) for the three years ended December 31, 2004
Notes to Consolidated Financial Statements

The following financial statements of the Company’s 100% owned subsidiaries are included under Item 8 pursuant to Rule 3-16 of Regulation S-X because our Senior Notes became secured by the capital stock or equity interest of such subsidiaries in connection with the SBC Directory Acquisition:

R.H. Donnelley Publishing & Advertising, Inc.

Report of Independent Registered Public Accounting Firm
Balance Sheets at December 31, 2004 and 2003
Statements of Operations for the two years ended December 31, 2004
Statements of Cash Flows for the two years ended December 31, 2004
Statements of Changes in Shareholders’ Equity for the two years ended December 31, 2004
Notes to Financial Statements

Report of Independent Auditors
Balance Sheet at December 31, 2002
Statement of Operations for the year ended December 31, 2002
Statement of Cash Flows for the year ended December 31, 2002
Statement of Changes in Shareholders’ Equity for the year ended December 31, 2002
Notes to Combined Consolidated Financial Statements

R.H. Donnelley APIL, Inc.

Report of Independent Registered Public Accounting Firm
Balance Sheets at December 31, 2004 and 2003
Statements of Operations for the three years ended December 31, 2004
Statements of Cash Flows for the three years ended December 31, 2004
Statements of Changes in Shareholders’ Equity for the three years ended December 31, 2004
Notes to Financial Statements

DonTech II Partnership

Reports of Independent Registered Public Accounting Firm
Balance Sheets at December 31, 2004 and 2003

Statements of Operations for the four months end December 31, 2004, eight months ended August 31, 2004 and the two years ended December 31, 2003
Statements of Cash Flows for the four months end December 31, 2004, eight months ended August 31, 2004 and the two years ended December 31, 2003
Statements of Changes in Partners’ Capital for the four months end December 31, 2004, eight months ended August 31, 2004 and the two years ended December 31, 2003

Notes to Financial Statements

R.H. Donnelley Publishing & Advertising of Illinois Holdings, LLC

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheet at December 31, 2004
Consolidated Statement of Operations for the four months ended December 31, 2004
Consolidated Statement of Cash Flows for the four months ended December 31, 2004
Consolidated Statement of Changes Partners’ Capital for the four months ended December 31, 2004
Notes to Consolidated Financial Statements

R.H. Donnelley Publishing & Advertising of Illinois Partnership

Report of Independent Auditors
Statements of Operations for the four months ended December 31, 2004
Balance Sheets at December 31, 2004
Statements of Cash Flows for the four months ended December 31, 2004
Statements of Changes in Partners’ Capital for the four months ended December 31, 2004
Notes to Financial Statements

Report of Independent Registered Public Accounting Firm
Balance Sheets at August 31, 2004 and December 31, 2003

Statements of Operations for the eight months ended August 31, 2004 and the two years ended December 31, 2003
Statements of Cash Flows for the eight months ended August 31, 2004 and the two years ended December 31, 2003
Statements of Changes in Partners’ Capital for the eight months ended August 31, 2004 and the two years ended December 31, 2003

Notes to Combined Financial Statements

Financial statement schedules for the Company have not been prepared because the required information has been included in the Company’s consolidated financial statements included in Item 8 of this Annual Report.
(C)     Exhibits:

Exhibit No.		Document

2	.1#	Stock Purchase Agreement, dated as of September 21, 2002, by and among the Company, Sprint Corporation and Centel Directories LLC (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 1, 2002, Commission File No. 001-07155)
2.2		Supplemental Agreement to Stock Purchase Agreement, dated as of December 31, 2002, by and among the Company, Sprint Corporation and Centel Directories LLC (incorporated by reference to Exhibit 2.2 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 17, 2003, Commission File No. 001-07155). The Company agrees to furnish supplementally a copy of any omitted schedules to the Commission upon request

Exhibit No.		Document

2	.3#	Preferred Stock and Warrant Purchase Agreement, dated as of September 21, 2002, among R.H. Donnelley Corporation and investment partnerships affiliated with The Goldman Sachs Group, Inc. (incorporated by reference to Exhibit 2.2 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 1, 2002, Commission File No. 001-07155)
2	.4#	Purchase Agreement dated as of July 28, 2004 by and among R.H. Donnelley Corporation, Ameritech Corporation and Ameritech Publishing, Inc. (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed with the SEC on August 2, 2004, Commission File No. 001-07155)
2.5		Amendment No. 1 to the Purchase Agreement, dated as of September 1, 2004, by and among R.H. Donnelley Corporation, Ameritech Corporation and Ameritech Publishing, Inc. (incorporated by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 3, 2004, Commission File No. 001-07155)
3.1		Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q for the three months ended March 31, 1999, filed with the Securities and Exchange Commission on May 14, 1999 Commission File No. 001-07155)
3.2		By-laws of the Company (incorporated by reference to Exhibit 3.2 to the Quarterly Report on Form 10-Q for the three months ended March 31, 1999, filed with the Securities and Exchange Commission on May 14, 1999 Commission File No. 001-07155)
3.3		Certificate of Incorporation of R.H. Donnelley Inc. (incorporated by reference to Exhibit 3.3 to Amendment No. 1 to the Registration Statement on Form S-4, filed with the Securities and Exchange Commission on August 7, 1998, Registration No. 333-59287)
3.4		By-laws of R.H. Donnelley Inc. (incorporated by reference to Exhibit 3.4 to the Registration Statement on Form S-4, filed with the Securities and Exchange Commission on July 17, 1998, Registration No. 333-59287)
3.5		Certificate of Designations of Convertible Cumulative Preferred Stock of R.H. Donnelley Corporation (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 17, 2003, Commission File No. 001-07155)
3.6		Certificate of Designations of Series B-1 Convertible Cumulative Preferred Stock of R.H. Donnelley Corporation (incorporated by reference to Exhibit 3.1 to the Current Report Form 8-K, filed with the Securities and Exchange Commission on December 3, 2002, Commission File No. 001-07155)
4.1		Indenture, dated as of June 5, 1998, among R.H. Donnelley Inc., as Issuer, the Company, as Guarantor, and the Bank of New York, as Trustee, with respect to the 9.125% Senior Subordinated Notes due 2008 (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-4, filed with the Securities and Exchange Commission on July 17, 1998, Registration No. 333-59287)
4.2		Form of the 9.125% Senior Subordinated Notes due 2008 (included in Exhibit 4.1)
4.3		Company Guarantee (included in Exhibit 4.1)
4.4		First Supplemental Indenture, dated as of November 25, 2002, among R.H. Donnelley Inc., as Issuer, and the Company, R.H. Donnelley Acquisitions, Inc., R.H. Donnelley APIL, Inc., R.H. Donnelley CD, Inc. and Get Digital Smart.com, Inc., as Guarantors, and The Bank of New York, as Trustee, with respect to the 9.125% Senior Subordinated Notes due 2008 (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 25, 2002, Commission File No. 001-07155)
4.5		Second Supplemental Indenture, dated as of December 20, 2002, among R.H. Donnelley Inc., as Issuer, and the Company, R.H. Donnelley Acquisitions, Inc., R.H. Donnelley Acquisitions II, Inc., R.H. Donnelley APIL, Inc., R.H. Donnelley CD, Inc. and Get Digital Smart.com, Inc., as Guarantors, and The Bank of New York, as Trustee, with respect to the 9.125% Senior Subordinated Notes due 2008 (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 20, 2002, Commission File No. 001-07155)

Exhibit No.		Document

4.6		Third Supplemental Indenture, dated as of December 20, 2002 (operative as of January 3, 2003), among R.H. Donnelley Inc., as Issuer, and the Company, R.H. Donnelley Acquisitions, Inc., R.H. Donnelley Acquisitions II, Inc., R.H. Donnelley APIL, Inc., R.H. Donnelley CD, Inc. and Get Digital Smart.com, Inc., as Guarantors, and The Bank of New York, as Trustee, with respect to the 9.125% Senior Subordinated Notes due 2008 (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 6, 2003, Commission File No. 001-07155)
4.7		Rights Agreement, dated as of October 27, 1998, between R.H. Donnelley Corporation and First Chicago Trust Company (incorporated by reference to Exhibit 4 to the Registration Statement on Form 8-A, filed with the Securities and Exchange Commission on November 5, 1998, Commission File No. 001-07155)
4.8		Amendment No. 1 to Rights Agreement, dated as of February 26, 2001, by and among R.H. Donnelley Corporation, First Chicago Trust Company of New York (as initial Rights Agent) and The Bank of New York (as successor Rights Agent) (incorporated by reference to Exhibit 4.5 to the Annual Report on Form 10-K for the year ended December 31, 2000, filed with the Securities and Exchange Commission on March 28, 2001, Commission File No. 001-07155)
4.9		Amendment No. 2 to Rights Agreement, dated as of September 21, 2002, between the Company and The Bank of New York, as successor Rights Agent (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 1, 2002, Commission File No. 001-07155)
4.10		Form of Warrant Agreement, dated as of November 25, 2002, between the Company and investment partnerships affiliated with The Goldman Sachs Group, Inc. (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 17, 2003, Commission File No. 001-07155)
4.11		Form of Warrant Agreement, dated January 3, 2003, between the Company and investment partnerships affiliated with The Goldman Sachs Group, Inc. (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 17, 2003, Commission File No. 001-07155)
4.12		Registration Rights Agreement, dated as of November 25, 2002, among the Company and investment partnerships affiliated with The Goldman Sachs Group, Inc. (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 3, 2002, Commission File No. 001-07155)
4	.13#	Indenture dated as of December 3, 2002 between R.H. Donnelley Inc. (as successor to R.H. Donnelley Finance Corporation I), as Issuer, and The Bank of New York, as Trustee, with respect to the 8.875% Senior Notes due 2010 (incorporated by reference to Exhibit 4.13 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 20, 2003, Commission File No. 001-07155)
4.14		Supplemental Indenture dated as of January 3, 2003 among R.H. Donnelley Inc., as Issuer, the Company and the other guarantors signatory thereto, as Guarantors, and The Bank of New York, as Trustee, with respect to the 8.875% Senior Notes due 2010 (incorporated by reference to Exhibit 4.14 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 20, 2003, Commission File No. 001-07155)
4.15		Form of 8.875% Senior Notes due 2010 (included in Exhibit 4.13)
4.16		Guarantees relating to the 8.875% Senior Notes due 2010 (incorporated by reference to Exhibit 4.16 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 20, 2003, Commission File No. 001-07155)
4	.17#	Indenture dated as of December 3, 2002 between R.H. Donnelley Inc. (as successor to R.H. Donnelley Finance Corporation I), as Issuer, and The Bank of New York, as Trustee, with respect to the 10.875% Senior Subordinated Notes due 2012 (incorporated by reference to Exhibit 4.17 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 20, 2003, Commission File No. 001-07155)

Exhibit No.		Document

4.18		Supplemental Indenture dated as of January 3, 2003 among R.H. Donnelley Inc., as Issuer, the Company and the other guarantors signatory thereto, as Guarantors, and The Bank of New York, as Trustee, with respect to the 10.875% Senior Subordinated Notes due 2012 (incorporated by reference to Exhibit 4.18 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 20, 2003, Commission File No. 001-07155)
4.19		Form of 10.875% Senior Subordinated Notes due 2012 (included in Exhibit 4.17)
4.20		Guarantees relating to the 10.875% Senior Subordinated Notes due 2012 (incorporated by reference to Exhibit 4.20 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 20, 2003, Commission File No. 001-07155)
4.21		Second Supplemental Indenture dated as of January 9, 2004 among R.H. Donnelley Inc., as Issuer, the Company and other guarantors signatory thereto, as Guarantors, and The Bank of New York, as Trustee, with respect to the 10.875% Senior Subordinated Notes due 2012 (incorporated by reference to Exhibit 4.21 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 12, 2004, Commission File No. 001-07155)
4.22		Second Supplemental Indenture, dated as of September 1, 2004, by and among R.H. Donnelley Inc., the guarantors party thereto and The Bank of New York, as Trustee, with respect to the 8.875% Senior Notes due 2010 of R.H. Donnelley Inc. (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 3, 2004, Commission File No. 001-07155)
4.23		Third Supplemental Indenture, dated as of September 1, 2004, by and among R.H. Donnelley Inc., the guarantors party thereto and The Bank of New York, as Trustee, with respect to the 10.875% Senior Subordinated Notes due 2012 of R.H. Donnelley Inc. (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 3, 2004, Commission File No. 001-07155)
4.24		Senior Guarantees relating to Second Supplemental Indenture to the Indenture governing the 8.875% Senior Notes due 2010 (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 3, 2004, Commission File No. 001-07155)
4.25		Senior Subordinated Guarantees relating to the Third Supplemental Indenture to the Indenture governing the 10.875% Notes due 2012 (incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 3, 2004, Commission File No. 001-07155)
4	.26#	Indenture, dated as of January 14, 2005, among R.H. Donnelly Corporation and The Bank of New York, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 19, 2005, Commission File No. 001-07155)
4.27		Form of 6 7/8% Senior Notes due 2013 (included in Exhibit 4.26)
10	.1#	Form of Distribution Agreement between the Company (f/k/a The Dun & Bradstreet Corporation) and The New Dun & Bradstreet Corporation (incorporated by reference to Exhibit 99.2 to the Current Report on Form 8-K of the Company (f/k/a The Dun & Bradstreet Corporation), filed with the Securities and Exchange Commission on September 30, 1998, Commission File No. 001-07155)
10	.2#	Form of Tax Allocation Agreement between the Company (f/k/a The Dun & Bradstreet Corporation) and The New Dun & Bradstreet Corporation (incorporated by reference to Exhibit 99.3 to the Current Report on Form 8-K of the Company (f/k/a The Dun & Bradstreet Corporation), filed with the Securities and Exchange Commission on September 30, 1998, Commission File No. 001-07155)
10	.3#	Amended and Restated Indemnity and Joint Defense Agreement dated as of July 30, 2004, by and among VNU, N.V., VNU, Inc., ACNielson Corporation, AC Nielson (US), Inc., Nielson Media Research, Inc., R.H. Donnelley Corporation, the Dun & Bradstreet Corporation, Moody’s Corporation, and IMS Health Incorporated (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 9, 2004, Commission File No. 001-07155)

Exhibit No.		Document

10	.4#	DonTech II Partnership Agreement, effective August 19, 1997, by and between R.H. Donnelley Inc. (f/k/a The Reuben H. Donnelley Corporation) and Ameritech Publishing of Illinois, Inc. (incorporated by reference to Exhibit 10.10 to Amendment No. 1 to the Registration Statement on Form S-4, filed with the Securities and Exchange Commission on August 7, 1998, Registration No. 333-59287)
10.5		Amendment No. 1 to DonTech II Partnership Agreement dated as of January 28, 2000 between R.H. Donnelley Inc. and Ameritech Publishing of Illinois, Inc. (incorporated by reference to Exhibit 10.4 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 12, 2004, Commission File No. 001-07155)
10	.6#	Revenue Participation Agreement, dated as of August 19, 1997, by and between APIL Partners Partnership and R.H. Donnelley Inc. (f/k/a The Reuben H. Donnelley Corporation) (incorporated by reference to Exhibit 10.11 to Amendment No. 1 to the Registration Statement on Form S-4, filed with the Securities and Exchange Commission on August 7, 1998, Registration No. 333-59287)
10	.7#	Master Agreement, executed August 19, 1997, by and among R.H. Donnelley Inc. (f/k/a The Reuben H. Donnelley Corporation), the Company (f/k/a The Dun & Bradstreet Corporation), The Am-Don Partnership a/k/a DonTech, DonTech II, Ameritech Publishing, Inc., Ameritech Publishing of Illinois, Inc., Ameritech Corporation, DonTech I Publishing Company LLC and the APIL Partners Partnership (incorporated by reference to Exhibit 10.12 to Amendment No. 1 to the Registration Statement on Form S-4, filed with the Securities and Exchange Commission on August 7, 1998, Registration No. 333-59287)
10	.8#	Exclusive Sales Agency Agreement, effective August 19, 1997, between APIL Partners Partnership and DonTech II (incorporated by reference to Exhibit 10.13 to Amendment No. 1 to the Registration Statement on Form S-4, filed with the Securities and Exchange Commission on August 7, 1998, Registration No. 333-59287)
10.9		Agreement for Publishing Services, dated as of January 1, 2002 between Ameritech Publishing Inc. and R.H. Donnelley Inc. (certain portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to an Application for an Order Granting Confidential Treatment) (incorporated by reference to Exhibit 10.13 to the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2002, filed with the Securities and Exchange Commission on May 10, 2002, Commission File No. 001-07155)
10	.10^	Key Employees’ Performance Unit Plan, as amended and restated (incorporated by reference to Exhibit 10.15 to Amendment No. 3 to the Registration Statement on Form S-4, filed with the Securities and Exchange Commission on September 28, 1998, Registration No. 333-59287)
10	.11^	1991 Key Employees’ Stock Option Plan, as amended and restated through April 25, 2000 (incorporated by reference to Exhibit 10.17 to the Company’s Quarterly Report on Form 10-Q for the three months ended September 30, 2000, filed with the Securities and Exchange Commission on November 13, 2000, Commission File No. 001-07155)
10	.12^	Amended and Restated 1998 Directors’ Stock Plan (incorporated by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999, filed with the Securities and Exchange Commission on March 27, 2000, Commission File No. 001-07155)
10	.13^	Pension Benefit Equalization Plan (incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, filed with the Securities and Exchange Commission on March 27, 2002, Commission File No. 001-07155)
10	.14^	2001 Stock Award and Incentive Plan (incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, filed with the Securities and Exchange Commission on March 27, 2002, Commission File No. 001-07155)
10	.15^	Form of Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 99.02 to Registration Statement on Form S-8, filed with the Securities and Exchange Commission on July 25, 2001, Registration No. 333-65822)
10	.16^	Form of Annual Incentive Program Award (incorporated by reference to Exhibit 99.03 to the Registration Statement on Form S-8, filed with the Securities and Exchange Commission on July 25, 2001, Registration No. 333-65822)
10	.17^	Form of Performance Unit Program Award (incorporated by reference to Exhibit 99.04 to the Registration Statement on Form S-8, filed with the Securities and Exchange Commission on July 25, 2001, Registration No. 333-65822)

Exhibit No.		Document

10	.18^	Form of Stock Appreciation Rights Agreement (incorporated by reference to Exhibit 10.21 to the Company’s Quarterly Report on Form 10-Q for the three month period ended September 30, 2004, filed with the Securities and Exchange Commission on November 9, 2004, Commission File No. 001- 07155)
10	.19^	Deferred Compensation Plan (incorporated by reference to Exhibit 4.01 to the Company’s Registration Statement on Form S-8, filed with the Securities and Exchange Commission on November 24, 1999, Registration No. 333-91613)
10	.20^	Employment Agreement effective as of May 1, 2002 between the Company and David C. Swanson (incorporated by reference to Exhibit 10.29 to the Company’s Quarterly Report on Form 10-Q for the three months ended September 30, 2002, filed with the Securities and Exchange Commission on August 14, 2002, Commission File No. 001-07155)
10	.21^	Employment Agreement effective September 21, 2002 between the Company and Peter J. McDonald (incorporated by reference to Exhibit 10.30 to the Quarterly Report on Form 10-Q for the nine months ended September 30, 2002, filed with the Securities and Exchange Commission on November 12, 2002, Commission File No. 001-07155)
10	.22^	Employment Agreement effective March 1, 2002 between the Company and Steven M. Blondy (incorporated by reference to Exhibit 10.30 to the Company’s Quarterly Report on Form 10-Q for the three months ended June 30, 2002, filed with the Securities and Exchange Commission on August 14, 2002, Commission File No. 001-07155)
10	.23^	Employment Agreement dated as of January 1, 2001 between the Company and Robert J. Bush (incorporated by reference to Exhibit 10.37 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, filed with the Securities and Exchange Commission on March 28, 2001, Commission File No. 001-07155)
10	.24^	Amendment No. 1 to Employment Agreement dated as of February 27, 2001 between the Company and Robert J. Bush (incorporated by reference to Exhibit 10.38 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, filed with the Securities and Exchange Commission on March 28, 2001, Commission File No. 001-07155)
10.25		Letter Agreement, dated as of November 25, 2002, among the Company, R.H. Donnelley Inc. and investment partnerships affiliated with The Goldman Sachs Group, Inc (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 3, 2002, Commission File No. 001-07155)
10.26		Letter Agreement dated as of January 3, 2003 among the Company, R.H. Donnelley Inc. and investment partnerships affiliated with The Goldman Sachs Group, Inc (incorporated by reference to Exhibit 10.8 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 17, 2003, Commission File No. 001-07155)
10.27		Letter Agreement, dated as of July 22, 2003 among the Company and investment partnerships affiliated with The Goldman Sachs Group, Inc. (incorporated by reference to Exhibit 10.45 to the Company’s Quarterly Report on Form 10-Q for the three months ended September 30, 2003, filed with the Securities and Exchange Commission on August 13, 2003, Commission File No. 001-07155)
10	.28#	Directory Services License Agreement, dated as of January 3, 2003, by and among R.H. Donnelley Publishing & Advertising, Inc. (f/k/a Sprint Publishing & Advertising, Inc.), CenDon L.L.C., R.H. Donnelley Directory Company (f/k/a Centel Directory Company), Sprint Corporation, Sprint Directory Trademark Company, LLC and the Sprint Local Telecommunications Division (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 17, 2003, Commission File No. 001-07155)
10	.29#	Trademark License Agreement, dated as of January 3, 2003, by and among Sprint Directory Trademark Company, LLC, R.H. Donnelley Publishing & Advertising, Inc. (f/k/a Sprint Publishing & Advertising, Inc.), CenDon L.L.C. and R.H. Donnelley Directory Company (f/k/a Centel Directory Company) (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 17, 2003, Commission File No. 001-07155)

Exhibit No.		Document

10	.30#	Publisher Trademark License Agreement, dated as of January 3, 2003, by and among R.H. Donnelley Publishing & Advertising, Inc. (f/k/a Sprint Publishing & Advertising, Inc.), R.H. Donnelley Directory Company (f/k/a Centel Directory Company) and Sprint Corporation (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 17, 2003, Commission File No. 001-07155)
10.31		Non-Competition Agreement, dated as of January 3, 2003, by and among the Company, R.H. Donnelley Publishing & Advertising, Inc. (f/k/a Sprint Publishing & Advertising, Inc.), CenDon L.L.C., R.H. Donnelley Directory Company (f/k/a Centel Directory Company), Sprint Corporation and the Sprint Local Telecommunications Division (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 17, 2003, Commission File No. 001-07155)
10.32		Subscriber Listings Agreement, dated as of January 3, 2003, by and among R.H. Donnelley Publishing & Advertising, Inc. (f/k/a Sprint Publishing & Advertising, Inc.), CenDon L.L.C., R.H. Donnelley Directory Company (f/k/a Centel Directory Company), Sprint Corporation and the Sprint Local Telecommunications Division (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 17, 2003, Commission File No. 001-07155)
10	.33#	Directory Services License Agreement, dated as of September 1, 2004, among R.H. Donnelley Corporation, R.H. Donnelley Publishing & Advertising of Illinois Partnership (formerly known as The APIL Partners Partnership), DonTech II Partnership, Ameritech Corporation, SBC Directory Operations, Inc. and SBC Knowledge Ventures, L.P. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 3, 2004, Commission File No. 001-07155)
10.34		Non-Competition Agreement, dated as of September 1, 2004, between R.H. Donnelley Corporation and SBC Communications, Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 3, 2004, Commission File No. 001-07155)
10.35		SMARTpages Reseller Agreement, dated as of September 1, 2004, among SBC Communications, Inc., Southwestern Bell Yellow Pages, Inc., SBC Knowledge Ventures, L.P., R.H. Donnelley Corporation, R.H. Donnelley Publishing & Advertising of Illinois Partnership (formerly known as The APIL Partners Partnership) and DonTech II Partnership (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 3, 2004, Commission File No. 001-07155)
10.36		Ameritech Directory Publishing Listing License Agreement, dated as of September 1, 2004, among R.H. Donnelley Publishing & Advertising of Illinois Partnership (formerly known as The APIL Partners Partnership), DonTech II Partnership and Ameritech Services Inc. (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 3, 2004, Commission File No. 001-07155)
10	.37#	Credit Agreement, dated as of December 6, 2002, among the Company, R.H. Donnelley Inc., R.H. Donnelley Finance Corporation II (subsequently merged with and into R.H. Donnelley Inc.), the several lenders from time to time party thereto, Bear Stearns Corporate Lending Inc. and Citicorp North America, Inc., as joint syndication agents, BNP Paribas and Fleet National Bank, as joint documentation agents, Deutsche Bank Trust Company Americas, as administrative agent, and Deutsche Bank Securities Inc., Salomon Smith Barney Inc. and Bear, Stearns & Co. Inc., as joint lead arrangers and joint book runners (incorporated by reference to Exhibit 10.10 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 17, 2003, Commission File No. 001-07155)
10.38		First Amendment, dated as of December 5, 2003, among the Company, R.H. Donnelley Inc., the financial institutions parties thereto, Deutsche Bank Securities Inc., CitiGroup Global Markets Inc. and Bear, Stearns & Co. Inc., as joint lead arrangers and joint book runners, Bear Stearns Corporate Lending Inc. and Citicorp North America, Inc., as joint syndication agents, BNP Paribas and Fleet National Bank, as documentation agents, and Deutsche Bank Trust Company Americas, as administrative agent, to the Credit Agreement, dated as of December 6, 2002 (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 26, 2004, Commission File No. 001-07155)

Exhibit No.		Document

10	.39#	Amended and Restated Credit Agreement, dated as of September 1, 2004, by and among, R.H. Donnelley Inc., as borrower, R.H. Donnelley Corporation, the lenders from time to time parties thereto, J.P. Morgan Securities Inc. and Bear, Stearns & Co. Inc., as joint lead arrangers and joint bookrunners, JPMorgan Chase Bank and Bear Stearns Corporate Lending Inc., as co-syndication agents, Citicorp North America, Inc. and Goldman Sachs Credit Partners L.P., as co-documentation agents, and Deutsche Bank Trust Company Americas, as administrative agent (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 3, 2004, Commission File No. 001-07155)
10.40		First Amendment, dated as of December 6, 2004, to the Amended and Restated Credit Agreement, dated as of September 1, 2004, by and among R.H. Donnelley Corporation, R.H. Donnelley Inc., the lenders from time to time parties thereto, Deutsche Bank Trust Company Americas, as administrative agent and J.P. Morgan Securities Inc. as sole bookrunner and sole lead arranger and the other agents party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 8, 2004, Commission File No. 001-07155)
10.41		Second Amendment, dated as of January 7, 2005, to the Amended and Restated Credit Agreement, dated as of September 1, 2004, by and among R.H. Donnelley Corporation, R.H. Donnelley Inc., the lenders from time to time parties thereto, Deutsche Bank Trust Company Americas, as administrative agent and the other agents party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 11, 2005, Commission File No. 001-07155)
10.42		Amended and Restated Guaranty and Collateral Agreement, dated as of September 1, 2004, by and among R.H. Donnelley Corporation, R.H. Donnelley Inc., R.H. Donnelley APIL, Inc., R.H. Donnelley Publishing & Advertising, Inc., Get Digital Smart.com Inc., R.H. Donnelley Publishing & Advertising of Illinois Partnership, DonTech II Partnership, DonTech Holdings, LLC, and R.H. Donnelley Publishing & Advertising of Illinois Holdings, LLC (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 3, 2004, Commission File No. 001-07155)
10.43		Reaffirmation, dated as of December 6, 2004, by R.H. Donnelley Corporation, R.H. Donnelley Inc. and its subsidiaries in favor of Deutsche Bank Trust Company Americas, as administrative agent (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 8, 2004, Commission File No. 001-07155)
10	.44#	Closing Agreement dated as of December 13, 2004 by and between the Company and the Commissioner of the Internal Revenue Service (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 16, 2004, Commission File No. 001-07155)
10	.45#	Stock Purchase Agreement dated as of January 10, 2005, by and among R.H. Donnelley Corporation and certain investment partnerships affiliated with The Goldman Sachs Group, Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 11, 2005, Commission File No. 001-07155)
10.46		Registration Rights Agreement, dated as of January 14, 2005, among R.H. Donnelley Corporation and the initial purchasers that are party thereto (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 19, 2005, Commission File No. 001-07155)
21		Subsidiaries of the Company (incorporated by reference to Exhibit 21 to the Company’s Quarterly Report on Form 10-Q for the three month period ended September 30, 2004, filed with the Securities and Exchange Commission on November 9, 2004, Commission File No. 001-07155)
23	.1*	Consent of Pricewaterhouse Coopers LLP, Independent Registered Public Accounting Firm
23	.2*	Consent of Ernst & Young LLP, Independent Auditors
23	.3*	Consent of Ernst & Young LLP, Independent Auditors
31	.1*	Certification of Annual Report on Form 10-K for the year ended December 31, 2004 by David C. Swanson, Chief Executive Officer of R.H. Donnelley Corporation under Section 302 of the Sarbanes-Oxley Act

Exhibit No.		Document

31	.2*	Certification of Annual Report on Form 10-K for the year ended December 31, 2004 by Steven M. Blondy, Senior Vice President and Chief Financial Officer of R.H. Donnelley Corporation under Section 302 of the Sarbanes-Oxley Act
31	.3*	Certification of Annual Report on Form 10-K for the year ended December 31, 2004 by David C. Swanson, Chief Executive Officer for R.H. Donnelley Inc. under Section 302 of the Sarbanes-Oxley Act
31	.4*	Certification of Annual Report on Form 10-K for the year ended December 31, 2004 by Steven M. Blondy, Senior Vice President and Chief Financial Officer for R.H. Donnelley Inc. under Section 302 of the Sarbanes-Oxley Act
32	.1*	Certification of Annual Report on Form 10-K for the year ended December 31, 2004 under Section 906 of the Sarbanes-Oxley Act by David C. Swanson, Chief Executive Officer, and Steven M. Blondy, Senior Vice President and Chief Financial Officer, for R.H. Donnelley Corporation
32	.2*	Certification of Annual Report on Form 10-K for the year ended December 31, 2004 under Section 906 of the Sarbanes-Oxley Act by David C. Swanson, Chief Executive Officer, and Steven M. Blondy, Senior Vice President and Chief Financial Officer, for R.H. Donnelley Inc.

*	Filed herewith

^	Management contract or compensatory plan

#	The Company agrees to furnish supplementally a copy of any omitted exhibits or schedules to the Securities and Exchange Commission upon request.

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on the 16th day of March 2005.

R.H. Donnelley Corporation

By:	/s/ David C. Swanson

David C. Swanson,
Chairman and Chief Executive Officer
      Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been duly signed by the following persons in the capacities and on the date indicated.

/s/ David C. Swanson (David C. Swanson)	Chairman and Chief Executive Officer and Director (Principal Executive Officer)	March 16, 2005

/s/ Steven M. Blondy (Steven M. Blondy)	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	March 16, 2005

/s/ Robert A. Gross (Robert A. Gross)	Vice President and Controller (Principal Accounting Officer)	March 16, 2005

/s/ Kenneth G. Campbell (Kenneth G. Campbell)	Director	March 16, 2005

/s/ Nancy E. Cooper (Nancy E. Cooper)	Director	March 16, 2005

/s/ Robert R. Gheewalla (Robert R. Gheewalla)	Director	March 16, 2005

/s/ Robert Kamerschen (Robert Kamerschen)	Director	March 16, 2005

/s/ Terence M. O’Toole (Terence M. O’Toole)	Director	March 16, 2005

/s/ David M. Veit (David M. Veit)	Director	March 16, 2005

/s/ Barry Lawson Williams (Barry Lawson Williams)	Director	March 16, 2005

/s/ Edwina Woodbury (Edwina Woodbury)	Director	March 16, 2005

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on the 16th day of March, 2005.

R.H. Donnelley Inc.

By:	/s/ David C. Swanson

David C. Swanson,
Chief Executive Officer
      Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been duly signed by the following persons in the capacities and on the date indicated.

/s/ David C. Swanson (David C. Swanson)	Director and Chief Executive Officer (Principal Executive Officer)	March 16, 2005

/s/ Steven M. Blondy (Steven M. Blondy)	Director, Senior Vice President and Chief Financial Officer (Principal Financial Officer)	March 16, 2005

/s/ Robert A. Gross (Robert A. Gross)	Vice President and Controller (Principal Accounting Officer)	March 16, 2005

/s/ Robert J. Bush (Robert J. Bush)	Director	March 16, 2005