Form 10-Q
period 2005-03-31
R H DONNELLEY CORP; DONNELLEY R H INC
filed 2005-05-10
CIK 30419, 1065310

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether registrant is an accelerated filer Yes ☑ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Title of Class	Shares Outstanding at May 1, 2005

Common Stock, par value $1 per share	31,666,217

Commission file number 333-59287

R.H. DONNELLEY INC. *

(Exact name of registrant as specified in its charter)

Delaware	36-2467635

(State of Incorporation)	(I.R.S. Employer Identification No.)

1001 Winstead Drive, Cary, N.C.	27513

(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (919) 297-1600

* R.H. Donnelley Inc. is a wholly owned subsidiary of R.H. Donnelley Corporation. R.H. Donnelley Inc. meets the conditions set forth in General Instructions H (1)(a) and (b) of Form 10-Q and is therefore filing this report with respect to R.H. Donnelley Inc. with the reduced disclosure format. R.H. Donnelley Inc. became subject to the filing requirements of Section 15(d) on October 1, 1998 in connection with the public offer and sale of its 9 1/8% Senior Subordinated Notes, which were redeemed in full on February 6, 2004. In addition, R.H. Donnelley Inc. is the obligor of 8 7/8% Senior Notes due 2010 and 10 7/8% Senior Subordinated Notes due 2012 and is subject to the filing requirements of Section 15(d) as a result of such notes. As of May 1, 2005, 100 shares of R.H. Donnelley Inc. common stock, no par value, were outstanding.

R.H. DONNELLEY CORPORATION

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

R.H. Donnelley Corporation and Subsidiaries

Consolidated Balance Sheets (Unaudited)

	March 31,	December 31,
(in thousands, except share and per share data)	2005	2004

Assets
Current Assets
Cash and cash equivalents	$7,573	$10,755
Accounts receivable
Billed	108,060	112,107
Unbilled	380,157	376,419
Allowance for doubtful accounts and sales claims	(34,116)	(33,093)

Net accounts receivable	454,101	455,433
Deferred directory costs	116,158	116,517
Other current assets	31,040	40,604

Total current assets	608,872	623,309

Fixed assets and computer software, net	39,752	37,686
Other non-current assets	117,626	102,628
Intangible assets, net	2,887,241	2,905,330
Goodwill	319,014	309,969

Total Assets	$3,972,505	$3,978,922

Liabilities, Redeemable Convertible Preferred Stock and Shareholders’ (Deficit) Equity

Current Liabilities
Accounts payable and accrued liabilities	$56,795	$70,341
Accrued interest	39,585	10,021
Deferred directory revenue	432,164	381,424
Current portion of long-term debt	137,391	162,011

Total current liabilities	665,935	623,797

Long-term debt	3,160,160	2,965,331
Deferred income taxes, net	119,810	118,820
Other non-current liabilities	42,962	36,878

Total liabilities	3,988,867	3,744,826

Commitments and contingencies

Redeemable convertible preferred stock (liquidation preference of $119,798 at March 31, 2005 and $234,886 at December 31, 2004)	110,411	216,111

Shareholders’ (Deficit) Equity
Common stock, par value $1 per share, 400,000,000 shares authorized, 51,621,894 shares issued	51,622	51,622
Additional paid-in capital	7,394	107,238
Unamortized restricted stock	(35)	(135)
Warrants outstanding	13,758	13,758
(Accumulated deficit) retained earnings	(53,250)	3,855
Treasury stock, at cost, 19,972,267 shares at March 31, 2005 and 20,137,361 shares at December 31, 2004	(163,729)	(163,603)
Accumulated other comprehensive income	17,467	5,250

Total shareholders’ (deficit) equity	(126,773)	17,985

Total Liabilities, Redeemable Convertible Preferred Stock and Shareholders’ (Deficit) Equity	$3,972,505	$3,978,922

The accompanying notes are an integral part of the consolidated financial statements.

R.H. Donnelley Corporation and Subsidiaries

Consolidated Statements of Operations and Comprehensive Income (Loss) (Unaudited)

	Three months ended
	March 31,
(in thousands, except per share data)	2005	2004

Net revenue	$207,339	$143,807

Expenses
Operating expenses	102,406	53,849
General and administrative expenses	13,085	12,725
Depreciation and amortization	21,651	14,392

Total expenses	137,142	80,966

Partnership income	—	23,897

Operating income	70,197	86,738

Interest expense, net	(57,497)	(40,300)

Income before income taxes	12,700	46,438

Provision for income taxes	4,953	18,343

Net income	7,747	28,095

Preferred dividend	3,319	5,287
Loss on repurchase of redeemable convertible preferred stock	133,681	—

(Loss) income available to common shareholders	$(129,253)	$22,808

(Loss) earnings per share
Basic	$(4.10)	$0.57

Diluted	$(4.10)	$0.54

Shares used in computing (loss) earnings per share
Basic	31,543	31,059

Diluted	31,543	32,295

Comprehensive Income (Loss)
Net income	$7,747	$28,095
Unrealized gain (loss) on interest rate swaps, net of tax	12,217	(2,707)

Comprehensive income	$19,964	$25,388

The accompanying notes are an integral part of the consolidated financial statements.

R.H. Donnelley Corporation and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)

	Three months ended
	March 31,
(amounts in thousands)	2005	2004

Cash Flows from Operating Activities
Net income	$7,747	$28,095
Reconciliation of net income to net cash provided by operating activities:
Depreciation and amortization	21,651	14,392
Deferred income taxes	21,768	18,343
Provision for bad debts	6,800	3,180
Other non-cash charges	4,863	4,013
Changes in assets and liabilities, net of effects from acquisition:
Cash in excess of partnership income	—	8,095
Increase in accounts receivable	(5,468)	(14,145)
Decrease (increase) in other assets	7,428	(3,673)
Increase in accounts payable and accrued liabilities	10,400	21,753
Increase in deferred directory revenue	50,740	13,466
(Decrease) increase in other non-current liabilities	(13,102)	1,107

Net cash provided by operating activities	112,827	94,626

Cash Flows from Investing Activities
Additions to fixed assets and computer software	(5,515)	(2,847)

Net cash used in investing activities	(5,515)	(2,847)

Cash Flows from Financing Activities
Proceeds from the issuance of debt, net of costs	291,742	—
Borrowings under Revolver	72,000	—
Repurchase of redeemable convertible preferred stock	(277,197)	—
Debt repayments	(201,635)	(88,591)
Increase (decrease) in checks not yet presented for payment	1,943	(4,233)
Proceeds from employee stock option exercises	2,653	2,594

Net cash used in financing activities	(110,494)	(90,230)

(Decrease) increase in cash and cash equivalents	(3,182)	1,549
Cash and cash equivalents, beginning of year	10,755	7,722

Cash and cash equivalents, end of period	$7,573	$9,271

Supplemental Information:
Cash paid (received):
Interest	$24,502	$13,296

Income taxes, net	$508	$(11,916)

The accompanying notes are an integral part of the consolidated financial statements.

R.H. Donnelley Corporation and Subsidiaries

Consolidated Statement of Changes in Shareholders’ (Deficit) Equity (Unaudited)
Three months ended March 31, 2005

				(Accumulated		Accumulated	Total
	Common Stock	Unamortized		Deficit)		Other	Shareholders’
	and Additional	Restricted	Warrants	Retained		Comprehensive	(Deficit)
(in thousands)	Paid-in Capital	Stock	Outstanding	Earnings	Treasury Stock	Income	Equity

Balance, December 31, 2004	$158,860	$(135)	$13,758	$3,855	$(163,603)	$5,250	$17,985

Net income				7,747			7,747
Preferred dividend				(3,319)			(3,319)
Employee stock option exercises, including tax benefit	4,207				(126)		4,081
Stock issued for employee bonus plans	1,693						1,693
Restricted stock amortization		100					100
Compensatory stock options	900						900
Beneficial conversion feature	(106,644)			(61,533)			(168,177)
Unrealized gain on interest rate swaps, net of tax						12,217	12,217

Balance, March 31, 2005	$59,016	$(35)	$13,758	$(53,250)	$(163,729)	$17,467	$(126,773)

The accompanying notes are an integral part of the consolidated financial statements.

R.H. Donnelley Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)
(tabular amounts in thousands, except per share data)

1. Business and Basis of Presentation

The interim consolidated financial statements of R.H. Donnelley Corporation and its direct and indirect wholly owned subsidiaries (the “Company”, “RHD”, “we”, “us” and “our”) have been prepared in accordance with the instructions to Quarterly Report on Form 10-Q and should be read in conjunction with the financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2004. The results of interim periods are not necessarily indicative of results for the full year or any subsequent period. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement of financial position, results of operations and cash flows at the dates and for the periods presented have been included. Certain prior period amounts have been reclassified to conform to the current year’s presentation.

We are a leading yellow pages publisher and directional media company. Directional media is where consumers search to find who sells the goods and services they are ready to purchase. We publish Sprint®-branded directories in 18 states, with major markets including Las Vegas, Nevada and Orlando and Lee County, Florida, with a total distribution of approximately 18 million serving approximately 160,000 local and national advertisers. We also publish SBC®-branded directories in Illinois and Northwest Indiana, with a total distribution of approximately 10 million serving approximately 100,000 local and national advertisers. We also offer online city guides and search web sites in all of our Sprint markets under the Best Red Yellow Pages® brand at www.bestredyp.com and in the Chicagoland area at www.chicagolandyp.com. We also sell local advertising in Illinois and Northwest Indiana onto www.SMARTpages.com, SBC’s Internet yellow pages platform.

On September 1, 2004, we completed the acquisition of the directory publishing business (“SBC Directory Business”) of SBC Communications, Inc. (“SBC”) in Illinois and Northwest Indiana, including SBC’s interests in The DonTech II Partnership (“DonTech”), a 50/50 general partnership between us and SBC (collectively, the “SBC Directory Acquisition”), for $1.41 billion in cash, after working capital adjustments and the settlement of a $30 million liquidation preference owed to us related to DonTech. The acquisition was consummated pursuant to, and in accordance with, the terms of the Purchase Agreement, dated as of July 28, 2004, as amended, by and among the Company, Ameritech Corporation (“Ameritech”), a direct wholly owned subsidiary of SBC, and Ameritech Publishing, Inc. (“API”), a direct wholly owned subsidiary of Ameritech. The acquisition was accounted for as a purchase business combination and the purchase price was allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their respective fair values on the acquisition date. The results of the SBC Directory Business are included in our consolidated results from and after September 1, 2004. The acquired SBC Directory Business now operates as R.H. Donnelley Publishing & Advertising of Illinois Partnership, an indirect wholly owned subsidiary of the Company. See Note 3, “Acquisitions” for a further description of the acquisition.

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

Before the SBC Directory Acquisition, we recognized our 50% share of DonTech net income as partnership income in our consolidated statement of operations. DonTech reported commission revenue based on the annual value of a sales contract in the period the contract was executed (calendar sales) and reported expenses as incurred. Partnership income also included revenue participation income from SBC. Revenue participation income was based on DonTech advertising sales and was reported when a sales contract was executed with a customer. Our investment in DonTech and the revenue participation receivable from SBC had been reported as partnership investment on the consolidated balance sheet prior to the SBC Directory Acquisition. As a result of the SBC Directory Acquisition, SBC ceased paying us revenue participation income, we now consolidate all net profits from DonTech and our DonTech partnership investment was eliminated. Consequently, partnership income was no longer reported commencing on September 1, 2004. Rather, following the SBC Directory Acquisition, the revenues, expenses and income of the acquired SBC Directory Business are directly recorded in our statement of operations.

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

In connection with the SBC Directory Acquisition, we entered into a transition services agreement with SBC whereby SBC billed and collected from our advertising customers in the Illinois and Northwest Indiana directories and remitted collections (net of specified holdback) to us through early 2005. On a monthly basis commencing September 1, 2004, SBC provided an advance to us related to those billings, and as such, we recorded an advance from SBC that was decreased as SBC collected from our advertisers, thus satisfying that liability. In the first quarter of 2005, we assumed all responsibility for billing and collections from SBC relating to our advertising customers in the Illinois and Northwest Indiana directories.

Deferred Financing Costs. Certain costs associated with the issuance of debt instruments are capitalized and included in other non-current assets on the consolidated balance sheet. These costs are amortized to interest expense over the terms of the respective debt agreements. The “bond outstanding” method is used to amortize deferred financing costs relating to debt instruments with respect to which we make accelerated principal payments. Other deferred financing costs are amortized using the straight-line method. Amortization of deferred financing costs included in interest expense was $4.0 million and $3.4 million for the three months ended March 31, 2005 and 2004, respectively.

Advertising Expense. We recognize advertising expenses as incurred. These expenses include public relations, media, on-line advertising and other promotional and sponsorship costs. Total advertising expense was $4.3 million and $1.9 million for the three months ended March 31, 2005 and 2004, respectively.

Concentration of Credit Risk. Approximately 86% of our directory advertising revenue is derived from the sale of advertising to local small- and medium-sized businesses. These advertisers typically enter into 12-month advertising sales contracts and make monthly payments over the term of the contract. Some advertisers prepay the full amount or a portion of the contract value. Most new advertisers and advertisers desiring to expand their advertising programs are subject to a credit review. If the advertisers qualify, we may extend credit to them for their advertising purchase. Small- and medium-sized businesses tend to have fewer financial resources and higher failure rates than large businesses. In addition, full collection of delinquent accounts can take an extended period of time and involve significant costs. While we do not believe that extending credit to our local advertisers will have a material adverse effect on our results of operations or financial condition, no assurances can be given. We do not require collateral from our advertisers, although we do charge late fees to advertisers that do not pay by specified due dates.

The remaining approximately 14% of our directory advertising revenue is derived from the sale of advertising to national or large regional chains, such as rental car companies, automobile repair shops and pizza delivery businesses. Substantially all of the revenue derived through national accounts is serviced through CMRs with which we contract. CMRs are independent third parties that act as agents for national advertisers. The CMRs are responsible for billing the national customers for their advertising. We receive payment for the value of advertising placed in our directory, net of the CMR’s commission, directly from the CMR. While we are still exposed to credit risk, the amount of losses from these accounts has been historically less than the local accounts as the advertisers, and in some cases the CMRs, tend to be larger companies with greater financial resources than local advertisers.

At March 31, 2005, we had interest rate swap agreements with major financial institutions with a notional value of $1,355 million. We are exposed to credit risk in the event that one or more of the counterparties to the agreements does not, or cannot, meet their obligation. The notional amount is used to measure interest to be paid or received and does not represent the amount of exposure to credit loss. The loss would be limited to the amount that would have been received, if any, over the remaining life of the swap agreement. The counterparties to the swap agreements are major financial institutions with credit ratings of A or higher. We do not currently foresee a material credit risk associated with these swap agreements; however, no assurances can be given.

Derivative Financial Instruments. We do not use derivative financial instruments for trading or speculative purposes. Our derivative financial instruments are limited to interest rate swap agreements used to manage exposure to fluctuations in interest rates on variable rate debt. These agreements effectively convert $1,355 million of our variable rate debt to fixed rate debt, mitigating our exposure to increases in interest rates. Under the terms of the swap agreements, we receive variable interest based on the three-month LIBOR and pay a weighted average fixed rate of 3.19%. The swaps mature at varying dates beginning October 2005 through September 2009. The weighted average rate received was 2.65% during the three months ended March 31, 2005. These periodic payments and receipts are recorded as interest expense.

The interest rate swaps have been designated as cash flow hedges to hedge three-month LIBOR-based interest payments on $1,355 million of bank debt. To the extent the swaps provide an effective hedge, changes in the fair value of the swaps are recorded in other comprehensive income, a component of shareholders’ equity. Any ineffectiveness is recorded through earnings. As of March 31, 2005, our interest rate swaps provided an effective hedge of the three-month LIBOR-based interest payments on $1,355 million of bank debt, and no ineffectiveness was included in earnings.

Earnings per Share. We account for earnings per share in accordance with Emerging Issues Task Force Issue No. 03-6, Participating Securities and the Two-Class Method under FASB Statement 128 (“EITF 03-6”), which established standards regarding the computation of earnings per share (“EPS”) by companies that have issued securities other than common stock that contractually entitle the holder to participate in dividends and earnings of the company. EITF 03-6 requires earnings available to common shareholders for the period, after deduction of preferred stock dividends, to be allocated between the common and preferred shareholders based on their respective rights to receive dividends. Basic EPS is then calculated by dividing income (loss) allocable to common shareholders by the weighted average number of shares outstanding. EITF 03-6 does not require the presentation of basic and diluted EPS for securities other than common stock. Therefore, the following EPS amounts only pertain to our common stock.

Under the guidance of EITF 03-6, diluted EPS are calculated by dividing income (loss) allocable to common shareholders by the weighted average common shares outstanding plus dilutive potential common stock. Potential common stock includes stock options and warrants, the dilutive effect of which is calculated using the treasury stock method, and our 8% redeemable convertible cumulative preferred stock (“Preferred Stock”), the dilutive effect of which is calculated using the “if-converted” method. The calculation of basic and diluted EPS for the three months ended March 31, 2005 and 2004 is presented below.

	Three months ended
	March 31,
	2005	2004

Basic EPS–Two–Class Method

(Loss) income available to common shareholders	$(129,253)	$22,808
Amount allocable to common shareholders (1)	100%	77%

(Loss) income allocable to common shareholders	(129,253)	17,562
Weighted average common shares outstanding	31,543	31,059

Basic (loss) earnings per share–two–class method	$(4.10)	$0.57

Diluted EPS
(Loss) income available to common shareholders	$(129,253)	$22,808
Amount allocable to common shares (1)	100%	77%

(Loss) income allocable to common shareholders	(129,253)	17,562
Weighted average common shares outstanding	31,543	31,059
Dilutive effect of stock options (2)	—	1,236
Dilutive effect of Preferred Stock assuming conversion (2)	—	—

Weighted average diluted shares outstanding	31,543	32,295

Diluted (loss) earnings per share	$(4.10)	$0.54

(1)	31,059 / (31,059 + 9,203) for the three months ended March 31, 2004. In computing EPS using the two-class method, we have not allocated the net loss in the three months ended March 31, 2005 between common and preferred shareholders since preferred shareholders do not have a contractual obligation to share in the net loss.

(2)	The effect of stock options in the three months ended March 31, 2005 and the assumed conversion of the Preferred Stock in the three months ended March 31, 2005 and 2004 were anti-dilutive and therefore are not included in the calculation of diluted EPS.

Employee Stock Awards. We follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and related interpretations in accounting for our stock option plan. Compensation expense related to the issuance of stock options to employees or non-employee directors is only recognized if the exercise price of the stock option is less than the fair market value of the underlying stock at the measurement date. Compensation expense related to stock appreciation rights (“SARs”) is recognized at the end of each period in the amount by which the quoted market value of the underlying shares covered by the grant exceeds the grant price recognized over the vesting term.

Grants were made in October 2002 of 1.5 million options (“Founders Grant”) to certain employees, including senior management, in connection with the SPA Acquisition. These options were granted with an exercise price equal to the fair market value of the Company’s common stock on the grant date. However, the award of these options was contingent upon the successful closing of the SPA Acquisition. Therefore, these options were subject to forfeiture until January 3, 2003, by which time the fair market value of the Company’s common stock exceeded the exercise price. Accordingly, these options are accounted for as compensatory options, and we are recognizing non-cash compensation expense over the vesting period of the options. We recognized non-cash compensation expense related to these stock options of $0.3 million in each of the three-month periods ended March 31, 2005 and 2004.

On July 28, 2004, the Company granted 0.9 million SARs to certain employees, including senior management, in connection with the SBC Directory Acquisition. On February 24, 2005, the Company granted 0.5 million SARs to certain employees under the Company’s 2001 Stock Award and Incentive Plan. The SARs were granted with an exercise price equal to the fair market value of the Company’s common stock on the grant date. The maximum appreciation of each SAR is 100% of the initial exercise price. In accordance with APB 25 and FIN 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans, we recognize non-cash compensation at the end of each period in the amount by which the quoted market value of the underlying shares covered by the grant exceeds the grant price recognized over the vesting term. We recognized non-cash compensation related to these SARs of $0.6 million during the three months ended March 31, 2005.

The following table reflects the pro forma net income (loss) and earnings (loss) per share for the three months ended March 31, 2005 and 2004 assuming we applied the fair value method of SFAS No. 123, Accounting for Stock-Based Compensation. The pro forma disclosures shown are not necessarily representative of the effects on net income (loss) and earnings (loss) per share in future years.

	Three months ended
	March 31,
	2005	2004

Net income, as reported	$7,747	$28,095

Add: Stock-based compensation expense included in reported net income, net of related tax effects	545	315

Less: Stock-based compensation expense that would have been included in the determination of net income if the fair value method had been applied to all awards, net of related tax effects	(1,676)	(1,329)

Pro forma net income	6,616	27,081
Loss on repurchase of preferred stock	133,681	—
Preferred dividend	3,319	5,287

Pro forma (loss) income available to common shareholders	$(130,384)	$21,794

Basic (loss) earnings per share
As reported	$(4.10)	$0.57
Pro forma	$(4.13)	$0.54

Diluted (loss) earnings per share
As reported	$(4.10)	$0.54
Pro forma	$(4.13)	$0.52

The pro forma information was determined based on the fair value of stock awards calculated using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2005	2004

Dividend yield	0%	0%
Expected volatility	30%	29%
Risk-free interest rate	3.9%	2.2%
Expected holding period	5.0 years	4.0 years

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

New Accounting Pronouncements. On December 16, 2004, the Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 123 (revised 2004), “Share-Based Payment” (“FAS 123(R)”). FAS 123(R) requires companies to calculate the fair value of stock options granted to employees and amortize that amount over the vesting period as an expense through the income statement. The accounting provisions of FAS 123(R) are effective for fiscal years beginning after June 15, 2005, but companies have a choice of transition methods including: Modified Prospective, Modified Retrospective, or early adoption. The Company is presently evaluating the transition method that it will adopt as well as the effective date for transition to FAS 123(R) and what impact adoption of FAS 123(R) may have on the Company.

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

Under purchase accounting rules, we did not assume or record the deferred revenue balance associated with SBC Directory Business of $204.1 million at September 1, 2004 or the deferred revenue balance of the SPA Directory Business of $315.9 million at January 3, 2003. These amounts represented revenue that would have been recognized subsequent to each acquisition under the deferral and amortization method in the absence of purchase accounting. Accordingly, we did not and will not record revenue associated with directories that were published prior to each acquisition, as well as directories that were published in the month each acquisition was completed. Although the deferred revenue balances were eliminated, we retained all the rights associated with the collection of amounts due under and contractual obligations under the advertising contracts executed prior to the acquisitions. As a result, the billed and unbilled accounts receivable balances acquired in both acquisitions became assets of the Company. Also under purchase accounting rules, we did not assume or record the deferred directory costs related to those directories that were published prior to each acquisition as well as directories that published in the month each acquisition was completed, totaling $175.8 million for SBC-branded directories and $63.3 million for Sprint-branded directories, respectively. These costs represented operating expenses that would have been recognized subsequent to the acquisitions under the deferral and amortization method in the absence of purchase accounting.

4. Intangible Assets and Goodwill

As a result of the SBC Directory Acquisition and the SPA Acquisition, certain long-term intangible assets were identified and recorded at their estimated fair value. Amortization expense was $18.1 million and $12.5 million for the three months ended March 31, 2005 and 2004, respectively. The acquired long-term intangible assets and their respective book values at March 31, 2005 are shown in the table below.

	Directory
	Services	Local Customer	National CMR
	Agreements	Relationships	Relationships	Trade names	Total

Initial fair value:
SBC	$952,500	$90,000	$55,000	$—	$1,097,500
Sprint	1,625,000	200,000	60,000	30,000	1,915,000

Total	2,577,500	290,000	115,000	30,000	3,012,500
Accumulated amortization	(84,499)	(30,000)	(6,260)	(4,500)	(125,259)

Net intangible assets	$2,493,001	$260,000	$108,740	$25,500	$2,887,241

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

The fair values of local and national customer relationships were determined based on the present value of estimated future cash flows and are being amortized under the “income forecast” method that assumes the value derived from customer relationships is greater in the earlier years and steadily declines over time. The weighted average useful life of these relationships is approximately 20 years.

The fair value of acquired trade names was determined based on the “relief from royalty” method, which values the trade names based on the estimated amount that a company would have to pay in an arms length transaction to use these trade names. These assets are being amortized under the straight-line method over 15 years.

The excess purchase price for the SBC Directory Acquisition and the SPA Acquisition over the net tangible and identifiable intangible assets acquired of $222.0 million and $97.0 million, respectively, was recorded as goodwill. During the first quarter of 2005, we recorded an adjustment increasing goodwill from the SBC Directory Acquisition by approximately $9.0 million relating to a restructuring plan associated with SBC Directory Acquisition. See Note 8, Restructuring Charges.

While we do not anticipate significant changes to the fair value of net assets acquired, additional information could come to our attention that may require us to revise the purchase price allocation in connection with the SBC Directory Acquisition. In accordance with SFAS 142, Goodwill and Other Intangible Assets, goodwill is not amortized, but is subject to periodic impairment testing. No impairment losses were recorded during this period.

5. Partnership Income and Investment

Before the SBC Directory Acquisition, partnership income included our 50% share of the net profits of DonTech and revenue participation income received directly from SBC, which was based on the value of advertising sales. As a result of the SBC Directory Acquisition, SBC ceased paying us revenue participation income, we now consolidate all net profits from DonTech and our DonTech partnership investment was eliminated. Consequently, partnership income was no longer reported commencing September 1, 2004. Partnership income from DonTech for the three months ended March 31, 2004 consisted of the following:

50% share of DonTech net profits	$3,084
Revenue participation income	20,813

Total DonTech income	$23,897

6. Long-Term Debt

Long-term debt at March 31, 2005 and December 31, 2004 consisted of the following:

	March 31, 2005	December 31, 2004

Credit Facility	$2,072,551	$2,202,342
8.875% Senior Notes due 2010	325,000	325,000
10.875% Senior Subordinated Notes due 2012	600,000	600,000
6.875% Senior Notes due 2013	300,000	—

Total	3,297,551	3,127,342
Less current portion	137,391	162,011

Long-term debt	$3,160,160	$2,965,331

Our Senior Secured Credit Facility, as amended and restated (“Credit Facility”), consists of a $700 million Term Loan A-2, a $200 million Term Loan A-3, a $1,450 million Term Loan D and a $175 million Revolving Credit Facility (the “Revolver”) for an aggregate facility of $2,525 million. Term Loans A-2, A-3 and D require quarterly principal payments. As of March 31, 2005, the outstanding balances of Term Loans A-2, A-3 and D were $447 million, $165 million and $1,437 million, respectively, and $23 million was outstanding under the Revolver. The Revolver, Term Loans A-2 and A-3 mature in December 2009, and Term Loan D matures in June 2011. The Credit Facility provides for a new Term Loan C for potential borrowings up to $400 million, such proceeds, if borrowed, to be used to fund acquisitions, for retirement of Notes (defined below), for redemption of, and payment of dividends on, the Preferred Stock, subject to certain limitations. Substantially all of our assets, including the capital stock of our subsidiaries, are pledged as collateral to secure our obligations under the Credit Facility and the Senior Notes

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

The weighted average interest rate of outstanding debt under the Credit Facility was 4.79% and 3.36% at March 31, 2005 and 2004, respectively.

We have also issued $325 million of 8.875% Senior Notes due 2010 (“Senior Notes”) and $600 million of 10.875% Subordinated Notes due 2012 (“Subordinated Notes”). Interest is paid on these Notes semi-annually on June 15 and December 15.

On January 14, 2005 we issued $300 million of 6.875% Senior Notes (“Holdco Notes” and collectively with the Senior Notes and the Subordinated Notes, the “Notes”), the proceeds of which were used to redeem approximately 50% of the then outstanding Preferred Stock from certain investment partnerships affiliated with The Goldman Sachs Group, Inc. (collectively, “the GS Funds”), pay transaction costs and repay debt associated with our Credit Facility. Interest is payable on the Holdco Notes semi-annually in arrears on January 15 and July 15 of each year, commencing July 15, 2005. The Holdco Notes are unsecured obligations of the Company and mature on January 15, 2013. We entered into a registration rights agreement, whereby we agreed, among other things to (1) file an exchange offer registration statement with the SEC with respect to the Holdco Notes within 120 days after January 14, 2005, (ii) use reasonable efforts to have such exchange offer registration statement declared effective by the SEC within 180 days after January 14, 2005 and (iii) subject to certain limitations, consummate the exchange offer to which the exchange offer registration statement relates within 210 days after January 14, 2005.

On February 6, 2004, we redeemed the remaining aggregate principal amount of the 9.125% Senior Subordinated Notes due 2008 totaling $21.2 million at a redemption price of 104.563% of the principal amount thereof, plus accrued and unpaid interest. During the three months ended March 31, 2004, we recorded interest expense related to these notes of $1.2 million, consisting of a premium over par value paid at redemption of $1.0 million, plus the write-off of $0.2 million of unamortized deferred financing costs.

The Credit Facility and the indentures governing the Notes contain usual and customary restrictive covenants that, among other things, place limitations on our ability to (i) incur additional indebtedness, including capital leases and liens; (ii) pay dividends and repurchase our capital stock; (iii) enter into mergers, consolidations, acquisitions, asset dispositions and sale-leaseback transactions; (iv) make capital expenditures; (v) issue capital stock of our subsidiaries; and (vi) engage in transactions with our affiliates. The Credit Facility also contains financial covenants relating to maximum consolidated leverage, minimum interest coverage and maximum senior secured leverage as defined therein.

7. Redeemable Convertible Preferred Stock and Warrants

We have 10 million shares of preferred stock authorized for issuance. At March 31, 2005 and December 31, 2004, we had 100,301 and 200,604 shares of Preferred Stock outstanding, respectively. The Preferred Stock, and any accrued and unpaid dividends, are convertible into common stock at any time after issuance at a price of $24.05 per share and earns a cumulative dividend of 8% compounded quarterly. We cannot pay cash dividends on the Preferred Stock through September 2005, during which time the dividend will accrete. After October 1, 2005, we may pay the Preferred Stock dividend in cash, subject to any limitations under our Credit Facility, or allow it to accrete, at our option. In connection with the issuance of the Preferred Stock, we also issued warrants to purchase 1.65 million shares of our common stock with exercise prices ranging between $26.82 and $28.62, which are exercisable at any time during a five-year term.

We may redeem the Preferred Stock in cash at any time on or after January 3, 2006 if the market price (as defined) of our common stock exceeds 200% of the conversion price for 30 of 45 consecutive trading days. The Preferred Stock is redeemable in cash by us at any time on or after January 3, 2013. The Preferred Stock is redeemable in cash at the option of the GS Funds in the event of a Change in Control (as defined). At March 31, 2005 and December 31, 2004, the liquation value of the Preferred Stock was $119.8 million and $234.9 million, respectively, and at March 31, 2005, the Preferred Stock was convertible into approximately 5.0 million shares of common stock. Except in the case of a Change in Control (as defined), the redemption price of the Preferred Stock at any time is the greater of the liquidation value of the Preferred Stock or the market value of the Preferred Stock on an as converted basis at that time.

The net proceeds received from the issuance of Preferred Stock were allocated to the Preferred Stock, warrants and the beneficial conversion feature (“BCF”) of the Preferred Stock based on their relative fair values. The fair value of the Preferred Stock was estimated using the “dividend discount” method, which determines the fair value based on the discounted cash flows of the security. The BCF is a function of the conversion price of the Preferred Stock, the fair value of the warrants and the fair market value of the underlying common stock on the date of issuance. In connection with the issuance of our Preferred Stock and each subsequent quarterly dividend date, a BCF was recorded because the fair value of the underlying common stock at the time of issuance was greater than the conversion price of the Preferred Stock. The BCF is treated as a deemed dividend because the Preferred Stock was convertible into common stock immediately after issuance. The Preferred Stock dividend for the three months ended March 31, 2005 of $3.3 million consisted of the stated 8% dividend of $2.7 million and a BCF of $0.6 million. The Preferred Stock dividend for the three months ended March 31, 2004 of $5.3 million consisted of the stated 8% dividend of $4.3 million and a BCF of $1.0 million.

On January 14, 2005, we repurchased approximately 50% of our outstanding Preferred Stock from the GS Funds for $277.2 million in cash. In order to fund this repurchase, on January 14, 2005, we issued $300 million of Holdco Notes. See Note 6, Long-Term Debt, for a further discussion of the financing associated with this transaction. In connection with the Preferred Stock repurchase, we recorded a reduction from earnings available to common shareholders of $133.7 million to reflect the loss on the repurchase of these shares. The excess of the cash paid to the GS Funds over the carrying amount of the repurchased Preferred Stock, plus the amount previously recognized for the BCF associated with these shares has been recognized as the loss on repurchase. Such amount represents a return to the GS Funds and, therefore has been treated in a manner similar to the treatment of the Preferred Stock dividend.

8. Restructuring Charges

Following the SPA Acquisition, we consolidated publishing and technology operations, sales offices and administrative personnel and relocated the headquarters functions in Overland Park, Kansas and Purchase, New York to Cary, North Carolina. Approximately 140 people were affected by the relocation of the headquarters functions in Overland Park, Kansas and Purchase, New York, of which 75 have been included in the restructuring reserve. The remaining 65 people relocated with the Company. In 2003, $9.5 million was charged to earnings primarily representing severance and related costs associated with the consolidation of the publishing and technology operations, sales offices and administrative personnel and the relocation of our headquarters. In the second and third quarters of 2004, additions to the reserve of $0.7 million and $0.1 million, respectively, were recorded representing adjustments to previous severance and related cost estimates An additional reserve of $2.1 million was recorded during the second quarter of 2004, representing the estimated fair value of the remaining lease payments, net of estimated sub-lease income, on the former headquarters office lease in New York. Payments of $0.2 million were made with respect to the former headquarters office lease during the three months ended March 31, 2005 and the remaining payments will be made through 2006.

In 2003, a $2.2 million reserve was recorded, with an offsetting charge to goodwill, representing the closure of the pre-press publishing facility operated by SPA in Blountville, Tennessee. The reserve represented the remaining lease payments, net of estimated sub-lease income, on the pre-press facility. Payments of $0.1 million and $0.1 million were made with respect to the former pre-press publishing facility during the three months ended March 31, 2005 and 2004, respectively, and the remaining payments will be made through 2012.

During the first quarter of 2005, we completed a restructuring relating to the integration of the SBC Directory

Business. Approximately 63 employees have been affected by the restructuring, 57 were terminated during the first quarter of 2005, and 6 will be relocating to our corporate headquarters in Cary, North Carolina. Additionally, we have vacated certain of our leased facilities in Chicago, Illinois. We have estimated the costs associated with the terminated employees and the abandonment of certain of our leased facilities to be approximately $8.7 million and such costs have been charged against goodwill during the first quarter of 2005. All other costs associated with the restructuring plan were estimated to be approximately $0.2 million and will be charged to earnings as incurred.

The table below shows the activity in our restructuring reserve during the three months ended March 31, 2005.

Three Months
Ended March 31,
2005
Balance at December 31, 2004	$3,461
Additions	8,828
Payments	(1,549)

Balance at March 31, 2005	$10,740

9. Benefit Plans

Retirement Plans. We have a defined benefit pension plan covering substantially all employees with at least one year of service. The benefits to be paid to employees are based on age, years of service and a percentage of total annual compensation. The percentage of compensation allocated to a retirement account ranges from 3.0% to 12.5% depending on age and years of service (“cash balance benefit”). Benefits for certain employees who were participants in the predecessor The Dun & Bradstreet Corporation (“D&B”) defined benefit pension plan are also determined based on the participant’s average compensation and years of service (“final average pay benefit”) and benefits to be paid will equal the greater of the final average pay benefit or the cash balance benefit. Pension costs, on an annual basis, are determined using the projected unit credit actuarial cost method. Our funding policy is to contribute an amount at least equal to the minimum legal funding requirement. No contributions were required or made in 2004, 2003 or 2002. The underlying pension plan assets are invested in diversified portfolios consisting primarily of equity and debt securities. A measurement date of December 31 is used for the majority of our plan assets.

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

Other Postretirement Benefits. We have an unfunded postretirement benefit plan that provides certain healthcare and life insurance benefits to certain full-time employees who reach retirement age while working for the Company.

In connection with the SBC Directory Acquisition, we assumed DonTech’s benefit plans. Information presented below for the three months ended March 31, 2005 includes amounts for the Company plans and the DonTech plans. Information below for the three months ended March 31, 2004 excludes amounts relating to the DonTech benefit plans since they were not our obligation at that time. The retirement and postretirement plans of the Company and DonTech are similar in nature and both share in a master trust. The net periodic benefit expense of R.H. Donnelley’s and DonTech’s pension and postretirement benefit plans is presented below:

	Pension Benefits		Postretirement Benefits
	Three Months		Three Months
	Ended March 31,		Ended March 31,
	2005	2004	2005	2004

Service cost	$1,342	$900	$188	$113
Interest cost	1,593	963	272	165
Expected return on plan assets	(2,090)	(1,458)	—	—
Unrecognized prior service cost	38	27	240	130
Amortization of unrecognized loss	320	138	25	32

Net periodic benefit expense	$1,203	$570	$725	$440

We expect to make contributions of approximately $1.0 million to our retirement and postretirement benefit plans in 2005.

10. Business Segments

During 2004, we revised our historical segment reporting to reflect the change in our business that resulted from the SBC Directory Acquisition and to reflect how management now reviews and analyzes the business. Our business of publishing yellow pages directories is now conducted in one reportable operating segment. All pre-press publishing services and other ancillary services previously performed on behalf of others are now performed entirely on behalf of the directories we now publish. As a result of the SBC Directory Acquisition, SBC ceased paying us revenue participation income, we consolidate all net profits from DonTech and our partnership investment in DonTech was eliminated. Consequently, partnership income was no longer reported commencing on September 1, 2004 and, accordingly, the previously reported DonTech operating segment is no longer applicable.

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

Tax Matters

D&B entered into global tax-planning initiatives in the normal course of its business, primarily through tax-free restructurings of both its foreign and domestic operations (collectively, “Legacy Tax Matters”). The IRS is currently disputing certain tax positions taken with respect to the Legacy Tax Matters. The status of these Legacy Tax Matters is summarized below, including the settlement of the matter below under “Utilization of Capital Losses – 1989 – 1990” (“Capital Losses Matter”) during the fourth quarter of 2004.

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

During the fourth quarter of 2004, we (as the taxpayer of record) entered into a settlement agreement with the IRS resolving this Capital Losses Matter. As described above, we are fully indemnified against any payments required to be made to the IRS resulting from this settlement. We expect that the aggregate tax liability (including penalties) arising from this settlement will be approximately $48 million payable to the IRS following receipt of various bills from the IRS related to the settlement. In February 2005, the IRS issued the first bill for tax year 1990 in the amount of $11.6 million, which was paid in full by our indemnitors. In March 2005, we (as the taxpayer of record) received a second bill from the IRS in the amount of $35.9 million, which was paid in full by our indemnitors (including D&B and Moody’s paying any shortfall from IMS and NMR as described in the following paragraph). We understand that D&B expects the IRS to issue bills for the remaining balance of the settlement payment of approximately $0.6 million during the first half of 2005. Because the settlement has been substantially paid, we will no longer report on this particular matter in future filings.

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

Royalty Expense Deductions – 1993 – 1997

In the second quarter of 2003, D&B received (on our behalf) a proposed notice of deficiency from the IRS with respect to a partnership transaction entered into in 1993. Specifically, the IRS proposed to disallow certain royalty expense deductions claimed by D&B on its 1993 through 1996 tax returns. We understand that D&B estimates that the disallowance of the 1993 and 1994 royalty expense deductions would result in a loss to it of approximately $5.0 million in pending tax refunds and that the additional tax liability to it with respect to the disallowance of the 1995 and 1996 royalty expense deductions could be up to approximately $46.8 million (tax, interest and penalties, net of tax benefits).

In addition, and also in the second quarter of 2003, D&B received from the IRS on behalf of the partnership associated with the above transaction a notice of proposed partnership adjustment challenging the tax treatment of certain royalty payments received by the partnership in which D&B was a partner. In that notice, the IRS is seeking to reallocate certain partnership income to D&B. In January and April 2004, D&B received additional IRS notices (similar to those received in the second quarter of 2003) associated with D&B’s remaining interest in the partnership transaction (as described above) for the three months in 1997 for which the entities were partners. The additional tax liability with respect to D&B’s share of this income for the notices received in the second quarter of 2003 and January and April 2004 could be up to $23.1 million (tax, interest and penalties, net of tax benefits). We understand that D&B believes that these positions regarding the partnership are inconsistent with the IRS’ position with respect to the same royalty expense deductions described above. This $23.1 million additional liability would be in addition to the $46.8 million of additional liability related to royalty expense deductions discussed in the previous paragraph. These matters are collectively referred to herein as the Royalty Expense Matter.

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

The Tax Sharing Agreements, which govern each of the parties’ rights and obligations under these circumstances, provide (the “Royalty Expense Indemnity & Defense Provisions”) that, a party withholding consent to a proposed settlement shall “continue or initiate further proceedings” with the IRS “at its own expense, and the liability of [the parties previously in control of such proceedings] shall be limited to the liability that would have resulted from the proposed settlement agreement [that was not consented to] (including interest, additions to tax and penalties which have accrued at that time.)” We believe, therefore, as a result of the failure of NMR and IMS to provide their consent, our contingent (assuming each of D&B and Moody’s fail to satisfy their indemnity obligations to us) liability for this Royalty Expense Matter with respect to tax years 1995 and 1996 has been effectively capped at the amounts provided in the final settlement agreement tendered by the IRS. We also believe that in accordance with the Royalty Expense Indemnity & Defense Provisions, NMR and IMS would be jointly and severally liable for any excess amounts above those reflected in the final settlement agreement tendered by the IRS that may ultimately be owing under this Royalty Expense Matter with respect to tax years 1995 and 1996. We understand that D&B estimates that the ultimate resolution of this portion of the Royalty Expense Matter would have a projected net impact to its cash flow of $38.1 million (tax, interest and penalties, net of tax benefits) based upon the financial terms of the final settlement agreement tendered by the IRS.

IMS has alleged various breaches of our and D&B’s obligations under the Tax Sharing Agreements related to D&B’s management and attempted settlement of this matter with the IRS. In addition to “reserving its rights” against us and D&B, IMS has urged NMR (which is in direct contractual privity with us) to:

o	challenge our application of the Royalty Expense Indemnity & Defense Provisions of the Tax Sharing Agreements — specifically that NMR should reject our position that NMR must now lead the defense and that NMR and IMS jointly and severally indemnify us for any financial outcome that is less advantageous to us than the final settlement agreement); and

o	assert breaches of contract and to terminate the obligations of IMS and NMR under the Tax Sharing Agreements generally.

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

Although the IRS has withdrawn the Proposed Settlement with respect to tax years 1995 and 1996, D&B is continuing to discuss a possible settlement of this matter with the IRS. If D&B is not successful in settling this matter the IRS may issue notices preliminary to making assessments at any time. If D&B were to challenge any such assessment for tax years other than 1993 and 1994 in U.S. District Court or the U.S. Court of Federal Claims, rather than in U.S. Tax Court, the disputed amounts for each applicable year would need to be paid in advance for the Court to have jurisdiction over the case. It is possible that the IRS may seek to issue notices with respect to each of the positions noted above that D&B believes are inconsistent.

The 1993, 1994, and 1997 royalty expense deduction portions of the Royalty Expense Matter remain pending before the IRS.

Amortization and Royalty Expense Deductions/Royalty Income – 1997 – 2004

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

Specifically, the IRS asserted that certain amortization expense deductions claimed by D&B on its 1997 and 1998 tax returns should be disallowed. We understand that D&B estimates that the additional tax liability to it as a result of the disallowance of the 1997 and 1998 amortization deductions and the disallowance of such deductions claimed from 1999 to date could be up to $62.1 million (tax, interest and penalties, net of tax benefits). This transaction is scheduled to expire in 2012 and, unless earlier terminated, based on current interest rates and tax rates, additional tax exposure would increase at a rate of approximately $2.1 million per quarter (including potential penalties) as future amortization expenses are deducted.

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

In the event the IRS were to prevail on both positions with respect to the royalty expense/income, which D&B believes unlikely, D&B estimates that the additional tax liability to it as a result of the disallowance of the 1997 and 1998 royalty expense deductions, the disallowance of such deductions claimed from 1999 to date and the inclusion of the reallocated royalty income for all relevant years could be up to $141.9 million (tax, interest and penalties, net of tax benefits), which would be in addition to the $62.1 million noted above related to the amortization expense deduction.

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

12. Guarantees

R.H. Donnelley Inc. is a direct wholly owned subsidiary of the Company and the issuer of the Senior Notes and Subordinated Notes. The Company and the direct and indirect 100% owned subsidiaries of R.H. Donnelley Inc. jointly and severally, fully and unconditionally, guarantee these debt instruments. The Holdco Notes were issued as of January 14, 2005 and are not guaranteed by any of the Company’s subsidiaries. At March 31, 2005 and December 31, 2004, R.H. Donnelley Inc.’s direct wholly owned subsidiaries were R.H. Donnelley Publishing & Advertising, Inc., R.H. Donnelley APIL, Inc., DonTech Holdings, LLC, The DonTech II Partnership, R.H. Donnelley Publishing & Advertising of Illinois Holdings, LLC, R.H. Donnelley Publishing & Advertising of Illinois Partnership and Get Digital Smart.com Inc.

As of March 31, 2005, R.H. Donnelley Corporation has issued 100,301 shares of its Preferred Stock. See Note 7, Redeemable Preferred Stock and Warrants, for a further description of the terms of the Preferred Stock and the related dividend requirements. See Note 11, Litigation, for a description of various legal proceedings in which the Company is involved and related contingencies.

R.H. Donnelley Corporation receives dividends from R.H. Donnelley Inc. for the payment of income taxes and certain other public company matters. Dividends in these periods were not material.

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

R.H. Donnelley Corporation
Consolidating Condensed Balance Sheet
March 31, 2005

	R.H. Donnelley	R.H. Donnelley			Consolidated
	Corp.	Inc.	Guarantor		R.H. Donnelley
	(Parent)	(Issuer)	Subsidiaries	Eliminations	Corporation

Assets

Cash and cash equivalents	—	$3,853	$3,720	—	$7,573
Accounts receivable, net	—		454,101	—	454,101
Intercompany receivables	54,574	—	—	(54,574)	—

Deferred directory costs	—	—	116,158	—	116,158

Other current assets	—	16,895	14,145	—	31,040

Total current assets	54,574	20,748	588,124	(54,574)	608,872

Investment in subsidiaries	227,618	1,933,105	—	(2,160,723)	—
Fixed assets, net	—	33,895	5,857	—	39,752
Other assets	5,800	110,386	1,440	—	117,626
Intercompany notes & other receivables	—	1,277,869	—	(1,277,869)	—
Intangible assets, net	—	—	2,886,861	380	2,887,241
Goodwill	—	—	319,014	—	319,014

Total assets	$287,992	$3,376,003	$3,801,296	$(3,492,786)	$3,972,505

Liabilities, Preferred Stock and Shareholders’ Deficit

Accounts payable & accrued liabilities	$—	$24,134	$76,885	$(44,224)	$56,795
Accrued interest	4,354	35,231	—	—	39,585
Deferred directory revenue	—	—	432,164	—	432,164
Intercompany payables	—	—	—	—	—
Current portion LTD	—	137,391	—	—	137,391

Total current liabilities	4,354	196,756	509,049	(44,224)	665,935

Long-term debt	300,000	2,860,160	—	—	3,160,160
Intercompany notes & other payables	—	—	1,277,869	(1,277,869)	—
Deferred income taxes, net	—	61,421	68,359	(9,970)	119,810
Other long-term liabilities	—	30,048	12,914	—	42,962

Redeemable convertible preferred stock	110,411	—	—	—	110,411

Shareholders’ (deficit) equity	(126,773)	227,618	1,933,105	(2,106,723)	(126,773)

Total liabilities, preferred stock and shareholders’ equity	$287,992	$3,376,003	$3,801,296	$(3,492,786)	$3,972,505

R.H. Donnelley Corporation
Consolidating Condensed Balance Sheet
December 31, 2004

	R.H. Donnelley	R.H. Donnelley			Consolidated
	Corp.	Inc.	Guarantor		R.H. Donnelley
	(Parent)	(Issuer)	Subsidiaries	Eliminations	Corporation

Assets

Cash and cash equivalents	$—	$6,008	$4,747	$—	$10,755
Accounts receivable, net	—	—	455,433	—	455,433
Deferred directory costs	—	—	155,959	(39,442)	116,517
Other current assets	—	18,456	693,933	(671,785)	40,604

Total current assets	—	24,464	1,310,072	(711,227)	623,309

Investment in subsidiaries	234,096	1,895,478	—	(2,129,574)	—
Fixed assets, net	—	31,125	6,562	(1)	37,686
Other assets	—	101,061	1,567	—	102,628
Notes receivable	—	2,124,745	—	(2,124,745)	—
Intangible assets, net	—	—	2,905,026	304	2,905,330
Goodwill	—	—	309,969	—	309,969

Total assets	$234,096	$4,176,873	$4,533,196	$(4,965,243)	$3,978,922

Liabilities, Preferred Stock and Shareholders’ Equity (Deficit)

Accounts payable and accrued liabilities	$—	$366,086	$45,091	$(330,815)	$80,362
Deferred directory revenue	—	—	381,424	—	381,424
Current portion LTD	—	162,011	111,840	(111,840)	162,011

Total current liabilities	—	528,097	538,355	(442,655)	623,797

Long-term debt	—	3,314,522	2,012,905	(2,362,096)	2,965,331
Deferred income taxes, net	—	70,612	53,366	(5,158)	118,820
Other long-term liabilities	—	29,546	33,092	(25,760)	36,878

Redeemable convertible preferred stock	216,111	—	—	—	216,111

Shareholders’ equity	17,985	234,096	1,895,478	(2,129,574)	17,985

Total liabilities, preferred stock and shareholders’ equity	$234,096	$4,176,873	$4,533,196	$(4,965,243)	$3,978,922

R.H. Donnelley Corporation
Consolidating Condensed Statement of Operations
For the Three Months Ended March 31, 2005

	R.H. Donnelley	R.H. Donnelley			Consolidated
	Corp.	Inc.	Guarantor		R.H. Donnelley
	(Parent)	(Issuer)	Subsidiaries	Eliminations	Corporation

Net revenue	—	$—	247,108	(39,769)	$207,339
Expenses	—	7,035	158,318	(28,211)	137,142

Operating income	—	(7,035)	88,790	(11,558)	70,197
Interest expense, net of interest income	(4,555)	(6,988)	(45,954)	—	(57,497)

Pre-tax income (loss)	(4,555)	(14,023)	42,836	(11,558)	12,700
Income tax expense (benefit)	1,718	3,827	(14,818)	4,320	(4,953)

Net income	(2,837)	(10,196)	28,018	(7,238)	7,747
Preferred dividend	(3,319)	—	—	—	(3,319)
Loss on repurchase of preferred stock	(133,681)	—	—	—	(133,681)

Income available to common shareholders	$(139,837)	$(10,196)	$28,018	$(7,238)	$(129,253)

R.H. Donnelley Corporation
Consolidating Condensed Statement of Operations
For the Three Months Ended March 31, 2004

	R.H. Donnelley	R.H. Donnelley			Consolidated
	Corp.	Inc.	Guarantor		R.H. Donnelley
	(Parent)	(Issuer)	Subsidiaries	Eliminations	Corporation

Net revenue	$—	$5,210	$138,597	—	$143,807
Expenses	—	21,587	59,379	—	80,966
Partnership income	28,477	66,209	20,814	(91,603)	23,897

Operating income	28,477	49,832	100,032	(91,603)	86,738
Interest expense	—	(40,300)	—	—	(40,300)

Pre-tax income	28,477	9,532	100,032	(91,603)	46,438
Income tax expense (benefit)	—	(18,945)	(36,905)	(383)	(18,343)

Net income	28,477	28,477	63,127	(91,986)	28,095
Preferred dividend	(5,287)	—	—	—	(5,287)

Income available to common shareholders	$23,190	$28,477	$63,127	$(91,986)	$22,808

R.H. Donnelley Corporation
Consolidating Condensed Statement of Cash Flows
For the Three Months Ended March 31, 2005

		R.H.
	R.H. Donnelley	Donnelley			Consolidated
	Corp.	Inc.	Guarantor		R.H. Donnelley
	(Parent)	(Issuer)	Subsidiaries	Eliminations	Corporation

Cash flow from operations	$—	$(738)	$120,879	$(7,314)	$112,827
Cash flow from investing activities	—	(5,475)	(40)	—	(5,515)
Cash flow from financing activities:
Proceeds from issuance of debt	291,742	—	—	—	291,742
Borrowings under revolver	—	72,000	—	—	72,000
Repurchase of preferred stock	(277,197)	—	—	—	(277,197)
Debt repayments	—	(201,635)	—	—	(201,635)
Intercompany transfers	(17,198)	133,693	(123,809)	7,314	—
Other	2,653	—	1,943	—	4,596

Net cash flow from financing activities	—	4,058	(121,866)	7,314	(110,494)

Change in cash	—	(2,155)	(1,027)	—	(3,182)
Cash at beginning of year	—	6,008	4,747	—	10,755

Cash at end of period	$—	$3,853	$3,720	$—	$7,573

R.H. Donnelley Corporation
Consolidating Condensed Statement of Cash Flows
For the Three Months Ended March 31, 2004

		R.H.
	R.H. Donnelley	Donnelley			Consolidated
	Corp.	Inc.	Guarantor		R.H. Donnelley
	(Parent)	(Issuer)	Subsidiaries	Eliminations	Corporation

Cash flow from operations	$—	$(13,358)	$108,738	$(754)	$94,626
Cash flow from investing activities	—	(2,847)	—	—	(2,847)
Cash flow from financing activities:
Debt repayments	—	(88,591)	—	—	(88,591)
Intercompany transfers	—	105,988	(108,381)	754	(1,639)

Net cash flow from financing activities	—	17,397	(108,381)	754	(90,230)

Change in cash	—	1,192	357	—	1,549
Cash at beginning of year	—	6,900	822	—	7,722

Cash at end of period	$—	$8,092	$1,179	$—	$9,271

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Information

Certain statements contained in this Form 10-Q regarding our future operating results, performance, business plans or prospects and any other statements not constituting historical fact are “forward-looking statements” subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. Where possible, words such as “believe”, “expect”, “anticipate”, “should”, “will”, “would”, “planned”, “estimated”, “potential”, “goal”, “outlook”, “could”, and similar expressions, are used to identify such forward-looking statements. All forward-looking statements reflect only our current beliefs and assumptions with respect to our future results, business plans, and prospects, and are based solely on information currently available to us. Accordingly, these statements are subject to significant risks and uncertainties and our actual results, business plans and prospects could differ significantly from those expressed in, or implied by, these statements. We caution readers not to place undue reliance on, and we undertake no obligation to update, other than imposed by law, any forward-looking statements. Unless otherwise indicated, the terms “Company”, “we”, “us” and “our” refer to R.H. Donnelley Corporation and its direct and indirect wholly owned subsidiaries. Such risks and uncertainties are described in detail in our Annual Report on Form 10-K for the year ended December 31, 2004 (“Form 10-K”).

Corporate Overview

We are a leading yellow pages publisher and directional media company. Directional media is where consumers search to find who sells the goods and services they are ready to purchase. We publish Sprint-branded directories in 18 states, with major markets including Las Vegas, Nevada and Orlando and Lee County, Florida, with a total distribution of approximately 18 million serving approximately 160,000 local and national advertisers. We also publish SBC-branded directories in Illinois and Northwest Indiana, with a total distribution of approximately 10 million serving approximately 100,000 local and national advertisers. We also offer online city guides and search web sites in all of our Sprint markets under the Best Red Yellow Pages brand at www.bestredyp.com and in the Chicagoland area at www.chicagolandyp.com. We also sell local advertising in Illinois and Northwest Indiana onto www.SMARTpages.com, SBC’s Internet yellow pages platform.

On September 1, 2004, we completed the acquisition of the directory publishing business (“SBC Directory Business”) of SBC Communications, Inc. (“SBC”) in Illinois and Northwest Indiana, including SBC’s interests in The DonTech II Partnership (“DonTech”), a 50/50 general partnership between us and SBC (collectively, the “SBC Directory Acquisition”), for $1.41 billion in cash, after working capital adjustments and the settlement of a $30 million liquidation preference owed to us related to DonTech. The acquisition was consummated pursuant to, and in accordance with, the terms of the Purchase Agreement, dated as of July 28, 2004, as amended, by and among the Company, Ameritech Corporation (“Ameritech”), a direct wholly owned subsidiary of SBC, and Ameritech Publishing, Inc. (“API”), a direct wholly owned subsidiary of Ameritech. The acquisition was accounted for as a purchase business combination and the purchase price was allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their respective fair values on the acquisition date. The results of the SBC Directory Business are included in our consolidated results from and after September 1, 2004. The acquired SBC Directory Business now operates as R.H. Donnelley Publishing & Advertising of Illinois Partnership, an indirect wholly owned subsidiary of the Company.

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

Recent Developments

On January 14, 2005, we repurchased approximately 50% of our outstanding 8% redeemable convertible cumulative preferred stock (“Preferred Stock”) from certain investment partnerships affiliated with The Goldman Sachs Group,

Inc. (collectively, “the GS Funds”), for $277.2 million in cash. In order to fund this repurchase, on January 14, 2005, we issued $300 million of 6.875% Senior Notes (“Holdco Notes”). See “Liquidity and Capital Resources” below for a further discussion of the financing associated with this transaction. In connection with the Preferred Stock repurchase, we recorded a reduction in earnings available to common shareholders of $133.7 million to reflect the loss on the repurchase of these shares. The excess of the cash paid to the GS Funds over the carrying amount of the repurchased Preferred Stock, plus the amount previously recognized for the BCF associated with these shares has been recognized as the loss on repurchase.

Segment Reporting

During 2004, we revised our historical segment reporting to reflect the change in our business that resulted from the SBC Directory Acquisition and to reflect how management now reviews and analyzes the business. Our business of publishing yellow pages directories is now conducted in one reportable operating segment. All pre-press publishing services and other ancillary services previously performed on behalf of others are now performed entirely on behalf of the directories we now publish. As a result of the SBC Directory Acquisition, SBC ceased paying us revenue participation income, we now consolidate all net profits from DonTech and our partnership investment in DonTech was eliminated. Consequently, partnership income was no longer reported commencing on September 1, 2004 and, accordingly, the previously reported DonTech operating segment is no longer applicable.

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

Allowance for Doubtful Accounts and Sales Claims

We record our revenue net of an allowance for sales claims. In addition, we record a provision for bad debts. The provision for bad debts and allowance for sales claims are estimated for each directory based on historical experience. We also evaluate the current condition of our customer balances, bankruptcy filings, any change in credit policy, historical charge-off patterns, recovery rates and other data when determining our allowance for doubtful accounts. We review these estimates periodically to assess whether additional adjustment is needed based on economic events or other circumstances, including actual experience at the end of the billing and collection cycle with respect to each directory. We believe that the allowance for doubtful accounts and sales claims is adequate to cover anticipated losses under current conditions. However, significant deterioration in any of the factors noted above or in the overall economy could materially change these expectations. The provisions for sales claims and doubtful accounts are estimated based on a percentage of revenue. Accordingly, an additional 1% change in these allowance percentages would have impacted 2004 GAAP net income by approximately $3.6 million and 2004 adjusted pro forma net income by $6.3 million. See “Adjusted and Pro Forma Amounts and Other Non-GAAP Measures” below for a description and reconciliation of adjusted pro forma net income to reported GAAP net income.

Pension Benefits

Our pension plan obligations and related assets of the Company’s defined benefit retirement plans and those related to the DonTech employees of the SBC Directory Business are presented in Note 9 of the consolidated financial statements included in Item 1 of this Quarterly Report and Note 10 of the consolidated financial statements included in Item 8 of our Form 10-K. Plan assets consist primarily of marketable equity and debt instruments and are valued using market quotations. Plan obligations and annual pension expense are determined by independent actuaries and through the use of a number of assumptions. Key assumptions in measuring the plan obligations include the discount rate, the rate of future salary increases and the long-term expected return on plan assets. In determining the discount rate, we consider yields on high-quality, fixed-income investments with maturities corresponding to the anticipated timing of the benefit payments. Salary increase assumptions are based upon historical experience and anticipated future management actions. Asset returns are based upon the anticipated average rate of earnings expected on invested funds of the plan over the long-run. At December 31, 2004, the weighted-average actuarial assumptions were: discount rate of 5.75%; long-term rate of return on plan assets of 8.25%; and assumed salary increases of 3.66%. Net periodic pension costs recognized in 2004 were $4.0 million. A 1% change in the discount rate would affect net income by approximately $0.8 million; a 1% change in the long-term rate of return on plan assets would affect net income by approximately $0.7 million; and a 1% change in assumed salary increases would affect net income by approximately $0.4 million.

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

The intangible assets are subject to an impairment test in accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-lived Assets (“SFAS 144”), and the goodwill is subject to periodic impairment testing in accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). The Company reviews the carrying value of its intangible assets for impairment at least annually or more frequently whenever events or circumstances indicate that their carrying amount may not be recoverable. The impairment test for the intangible assets is performed by comparing the carrying amount of the intangible assets to the sum of the undiscounted expected future cash flows. In accordance with SFAS 144, impairment exists if the sum of the future undiscounted cash flows is less than the carrying amount of the intangible asset, or to its related group of assets. Impairment would result in a write-down of the intangible asset to its estimated fair value based on the discounted future cash flows. Goodwill is tested for impairment by comparing the carrying amount of the reporting unit to which it was assigned to the estimated fair value of the reporting unit. In accordance with SFAS 142, impairment exists if the carrying amount of the reporting unit is less than its estimated fair value. Impairment would result in a write-down equal to the difference between the carrying amount and the estimated fair value of the reporting unit.

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

New Accounting Pronouncements

New Accounting Pronouncements. On December 16, 2004, the Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 123 (revised 2004), “Share-Based Payment” (“FAS 123(R)”). FAS 123(R) requires companies to calculate the fair value of stock options granted to employees, and amortize that amount over the vesting period as an expense through the income statement. The accounting provisions of FAS 123(R) are effective for fiscal years beginning after June 15, 2005, but companies have a choice of transition methods, including: Modified Prospective, Modified Retrospective, or early adoption. The Company is presently evaluating the transition method that it will adopt as well as the effective date for transition to FAS 123(R) and what impact adoption of FAS 123(R) may have on the Company.

RESULTS OF OPERATIONS
Three months ended March 31, 2005 and 2004

Factors Affecting Comparability

Acquisitions

As a result of the SBC Directory Acquisition and the SPA Acquisition, the related financings and associated purchase accounting, our 2005 reported GAAP results are not comparable to our 2004 reported GAAP results. Under the deferral and amortization method of revenue recognition, the billable value of directories published is recognized as revenue in subsequent reporting periods. However, purchase accounting precluded us from recognizing directory revenue and certain expenses associated with directories that published prior to each acquisition, including all directories published in the month each acquisition was completed. Thus, our reported 2005 and 2004 GAAP results are not indicative of our underlying operating and financial performance. Accordingly, management is presenting adjusted and adjusted pro forma information that, among other things, eliminates the purchase accounting impact on revenue and certain expenses for each acquisition and assumes the SBC Directory Acquisition and related financing occurred at the beginning of 2004. Management believes that the presentation of this adjusted and adjusted pro forma information will help financial statement users better and more easily compare current period underlying operating results against what the combined company performance would more likely have been in the comparable prior period. All of the adjusted and adjusted pro forma amounts disclosed under the caption “Adjusted and Adjusted Pro Forma Amounts and Other Non-GAAP Measures” or elsewhere are non-GAAP measures, which are reconciled to the most comparable GAAP measures under that caption below. While we believe the adjusted and adjusted pro forma results reasonably represent results as if the businesses had been combined for the three-month periods ended March 31, 2005 and 2004, because of differences in the application of accounting policies and practices between the Company and the acquired entities, management does not believe these adjusted and adjusted pro forma amounts are strictly comparable, nor are they indicative of results for future periods.

Before the SBC Directory Acquisition, we reported our 50% share of DonTech net income as partnership income in our consolidated statement of operations. Partnership income also included revenue participation income from SBC. Revenue participation income was based on DonTech advertising sales and was recognized when a sales contract was executed with a customer. Upon the SBC Directory Acquisition, SBC ceased paying us revenue participation income, we consolidate all net profits of DonTech and our partnership investment was eliminated. Consequently, commencing on September 1, 2004, we no longer report partnership income. During 2004 until the SBC Directory Acquisition, we earned revenue from pre-press publishing and other ancillary services related to the SBC Directory Business and we continued to report partnership income from our investment in DonTech.

GAAP Reported Results

Net Revenue

The components of our net revenue in the three months ended March 31, 2005 and 2004 were as follows:

	Three Months Ended March 31,
(amounts in millions)	2005	2004	$ Change

Gross directory advertising revenue	$206.9	$138.8	$68.1
Sales allowances	(2.0)	(1.4)	(0.6)

Net directory advertising revenue	204.9	137.4	67.5
Pre-press publishing fees	—	4.8	(4.8)
Other revenue	2.4	1.6	0.8

Total	$207.3	$143.8	$63.5

Following the SBC Directory Acquisition, substantially all of our revenue is derived from our directory publishing business. Before the SBC Directory Acquisition, DonTech was accounted for under the equity method. Our directory advertising revenue is earned primarily from the sale of advertising in yellow pages directories we publish, net of sales allowances. Revenue from directory advertising sales is recognized under the deferral and amortization method, whereby revenue from advertising sales is initially deferred when the directory is published and recognized ratably over the directory’s life, which is typically 12 months. Before the SBC Directory Acquisition, we also earned pre-press publishing and other related fees with respect to services we rendered on behalf of SBC for the SBC-branded directories we now publish. These fees were and other revenue is recognized when earned.

Total net revenue in the three months ended March 31, 2005 was $207.3 million compared to $143.8 million in the same period in the prior year. The primary increase in total net revenue is primarily a result of the SBC Directory Acquisition. Gross directory advertising revenue in the first quarter of 2005 includes $63.0 million in revenues from SBC-branded directories with no comparable revenue for the same period in 2004. Due to purchase accounting, directory revenue for the three months ended March 31, 2005 excluded the amortization of publication sales for SBC-branded directories published before October 2004 under the deferral and amortization method totaling $51.9 million that would have been reported absent purchase accounting. Purchase accounting resulting from the SBC Directory Acquisition will continue to adversely impact reported net revenue during 2005. Purchase accounting resulting from the Sprint Acquisition negatively impacted net revenue for the three months ended March 31, 2004 by $1.1 million due to Sprint-branded directories that published prior to the SPA Acquisition, which would have been recognized during the period had it not been for purchase accounting required under GAAP.

Revenue from pre-press publishing and other related services was $4.8 million in the three months ended March 31, 2004, with no comparable revenue in the first quarter of 2005. The decrease in pre-press publishing fees is a result of the Company no longer providing such services to SBC following the SBC Directory Acquisition. We now support internally the SBC-branded directories we publish.

Other revenue includes late fees paid on outstanding customer balances, commissions earned on sales contracts with respect to advertising placed into other publishers’ directories, sales of directories and certain other products and fees from telephone companies for publishing their information pages. Other revenue for the three months ended March 31, 2004 included $0.4 million for sales-related computer application services rendered to DonTech on behalf of SBC, which we ceased providing as of September 1, 2004.

Expenses

The components of our total expenses for the three months ended March 31, 2005 and 2004 were as follows:

	Three Months Ended March 31,
(amounts in millions)	2005	2004	$ Change

Operating expenses	$102.4	$53.8	$48.6
G&A expenses	13.0	12.7	0.3
D&A expenses	21.7	14.4	7.3

Total	$137.1	$80.9	$56.2

Substantially all expenses are derived from our directory publishing business. Before the SBC Directory Acquisition, DonTech was accounted for under the equity method. We began recognizing expenses related to the SBC Directory Business on September 1, 2004. Certain costs directly related to the selling and production of directories are initially deferred and recognized ratably over the life of the directory. These costs include sales commissions and print, paper and initial distribution costs. All other expenses are recognized as incurred.

Operating Expenses

Total operating expenses in the three months ended March 31, 2005 were $102.4 million compared to $53.8 million in the same periods in the prior year. The primary components of the $48.6 million increase in operating expenses are shown below:

(amounts in millions)	Change
Expenses recorded in the first quarter of 2005 resulting from the SBC Directory Acquisition	$26.6
Cost uplift from the SBC transaction recorded in the first quarter of 2005	17.0
Increased marketing and advertising expenses	2.7
Increased bad debt, commission and salesperson expenses	3.1
Increased print, paper and distribution costs	1.9

Cost uplift from the SPA Acquisition recorded in the first quarter of 2004	(2.7)

Total 2005 increase in operating expenses, compared to 2004	$48.6

Operating expenses for the three months ended March 31, 2005 increased $48.6 million compared to the same period in 2004 primarily as a result of the SBC Directory Acquisition. Expenses of $26.6 million incurred to support the SBC business include bad debt, commissions, salesperson expenses, printing, distribution, advertising and other operating expenses. There were no comparable expenses for the three months ended March 31, 2004. Similar to the deferral and amortization method of revenue recognition, certain costs directly related to the selling and production of our directories are initially deferred when incurred and recognized ratably over the life of a directory. Due to the elimination of SBC’s deferred costs for all pre-acquisition (including September 2004) directories as required by purchase accounting, our reported operating expenses in the first quarter of 2005 did not include certain expenses associated with those directories totaling approximately $8.0 million. Due to these adjustments, directory expenses for the three months ended March 31, 2005 include only the amortization of deferred directory costs relating to directories published beginning in October 2004.

As a result of purchase accounting required by GAAP, we recorded the deferred directory costs related to directories that were scheduled to publish subsequent to the SBC Directory Acquisition and SPA Acquisition at their fair value, determined as (a) the estimated billable value of the published directory less (b) the expected costs to complete the directories, plus (c) a normal profit margin. We refer to this purchase accounting entry as “cost uplift.” The fair value of these costs was determined to be $81.3 million and $14.8 million for the SBC Directory Acquisition and the SPA Acquisition, respectively. These costs are amortized as operating expenses over the terms of the applicable directories and such amortization totaled $17.0 million for the three months ended March 31, 2005 relating to the SBC Directory Acquisition and $2.7 million for the three months ended March 31, 2004 relating to the SPA Acquisition.

Marketing and advertising expenses were $2.7 million higher in the first quarter of 2005, compared to the same period in 2004, due to our increased investment in certain of our larger markets. Bad debt expense, commission and salesperson expenses during the quarter were $3.1 million higher, compared to the same period in 2004, due to favorable sales performance, particularly in certain Sprint markets. Print, paper and distribution costs were $1.9 million higher in the first quarter, 2005 compared to the same period in 2004, due to market enhancements and higher page counts in certain of our larger directories.

Purchase accounting from the SBC Directory Acquisition will continue to impact reported expenses in 2005. We expect operating expenses in 2005 to be significantly higher than 2004 due to a full year of results from the SBC Directory Business.

General and Administrative Expenses

General and administrative (“G&A”) expenses in the three months ended March 31, 2005 and 2004 were $13.0 million and $12.7 million, respectively. The primary components of the $0.3 million increase in G&A expenses is shown in the table below:

(amounts in millions)	Change
Increased billing, credit and collection expenses to support the SBC Directory Business	$1.9
Increased corporate governance and administrative expenses to support the SBC Directory Business	1.8
Corporate headquarters relocation costs recorded in the first quarter, 2004	(3.4)

Total 2005 increase in operating expenses, compared to 2004	$0.3

G&A expenses were impacted by $1.9 million of increased billing, credit and collection expenses primarily to support the addition of the SBC Directory Business. Corporate governance costs and other G&A expenses, including financial services, human resources and administrative services also increased by $1.8 million in the three months ended March 31, 2005, compared to the same period in 2004, to support the SBC Directory Business. These increases were offset by $3.4 million of expenses in the first quarter of 2004 associated with the relocation of our corporate headquarters to Cary, North Carolina with no comparable expense in 2005. On an annual basis, we expect G&A expenses in 2005 to be higher than 2004 due to a full year of results from the acquired SBC Directory Business.

Depreciation and Amortization

Depreciation and amortization (“D&A”) expenses for the three months ended March 31, 2005 and 2004 were $21.7 million and $14.4 million, respectively. Amortization of intangible assets was $18.1 million and $12.5 million for the three months ended March 31, 2005 and 2004, respectively. The increase in amortization expense is due to the increase in intangible assets resulting from the SBC Directory Acquisition. On an annual basis, we expect amortization expense in 2005 to be significantly higher than 2004 due to a full year impact related to the intangible assets acquired in connection with the SBC Directory Acquisition. Depreciation of fixed assets and amortization of computer software was $3.6 million and $1.9 million in the three months ended March 31, 2005 and 2004, respectively. The increase in depreciation expense was due to higher depreciation of certain computer software.

Partnership Income

Partnership income for the three months ended March 31, 2004 was $23.9 million with no corresponding amount for the three months ended March 31, 2005. During the three months ended March 31, 2004, partnership income related to our 50% share of the net income of DonTech (accounted for under the equity method) and revenue participation income from SBC. As a sales agent for SBC, DonTech earned commission revenue based on the annual value of local sales contracts executed during the period (“calendar sales”). We also earned revenue participation income from SBC based on the amount of DonTech calendar sales during the period. As a result of the SBC Directory Acquisition, SBC ceased paying us revenue participation income and we now consolidate all net profits in DonTech. Thus, the DonTech partnership investment was eliminated. Accordingly, commencing on September 1, 2004, we no longer report partnership income.

Operating Income

     Operating income for the three months ended March 31, 2005 and 2004 was as follows:

	Three Months Ended March 31,
(amounts in millions)	2005	2004	$ Change

Total	$70.2	$86.7	$(16.5)

Operating income for the three months ended March 31, 2005 of $70.2 million decreased by $16.5 million from operating income of $86.7 million in the same period in the prior year. The decrease in operating income during the first quarter of 2005 was primarily a result of the SBC Directory Acquisition and the related purchase accounting impact on our revenues and expenses, as described above. While net revenue increased in 2005 by $63.5 million over net revenue in the same period in 2004, primarily resulting from the SBC Directory Acquisition, offsetting that increase in net revenue was an increase in total operating expenses in 2005 of $56.2 million, also primarily as a result of the SBC Directory Acquisition. The primary reason that our costs relating to the SBC Directory Business increased nearly as much as our revenues in the first quarter of 2005 is because while all directory advertising revenue is deferred under our deferral and amortization method, only a portion of total costs related to publication of the directories are deferred under the deferral and amortization method. Therefore, under purchase accounting, when the entire balance of deferred revenue and deferred directory costs were eliminated at the time of the SBC Directory Acquisition, the elimination had a disproportionately higher impact on revenues than it did on expenses. Accordingly, after the adjustments required by purchase accounting, operating expenses in the first quarter of 2005 were disproportionately higher than the related revenue. If the effects of purchase accounting were eliminated, adjusted operating income in 2005 would have been substantially higher (and relatively proportional to the increase in net revenues) compared to GAAP operating income in 2004. See “Adjusted and Pro Forma Amounts and Other Non-GAAP Measures” below.

Purchase accounting from the SBC Directory Acquisition will continue to impact reported results during 2005. On a full year basis, we expect operating income to be higher in 2005 than in 2004 due to a full year of results from the acquired SBC Directory Business.

Interest Expense, Net

Net interest expense for the three months ended March 31, 2005 was $57.5 million compared to $40.3 million in the same period in 2004. The increase in net interest expense of $17.2 million is a result of higher outstanding debt balances associated with the SBC Directory Acquisition, combined with higher interest rates, compared to the prior year. Additionally, interest expense in 2005 includes interest costs associated with the $300 million 6.875% Senior Notes issued on January 14, 2005. Interest expense in first quarter of 2004 includes a $1.2 million charge resulting from the redemption in 2004 of the remaining 9.125% Senior Subordinated Notes due 2008. See “Liquidity and Capital Resources” for a further description of our debt obligations and the provisions of the related debt instruments. Net interest expense in 2005 includes $4.0 million of non-cash amortization of deferred financing costs, compared to $3.4 million of non-cash amortization of deferred financing costs in the same period in the prior year.

Income Taxes

The effective tax rate on income before income taxes of 39.0% for the three months ended March 31, 2005 compares to 39.5% on income before income taxes for the same period in the prior year. The year-to-date effective rate as of March 31, 2005 reflects a decrease in the state and local tax rate as a result of the integration of the SBC Directory Acquisition and the SPA Acquisition.

Net (Loss) Income and (Loss) Earnings Per Share

Net income for the three months ended March 31, 2005 and 2004 was $7.7 million and $28.1 million, respectively. The results for 2005 were adversely affected by purchase accounting that precluded us from recognizing deferred revenue and certain expenses associated with those directories published prior to the SBC Directory Acquisition, including all September 2004 published directories. Purchase accounting from the SBC Directory Acquisition will continue to impact reported results during 2005.

The 8% dividend on our Preferred Stock reduces net income or increases the net loss, resulting in (loss) income available to common shareholders from which (loss) earnings per share amounts are calculated. The amount of the Preferred Stock dividend includes the stated 8% dividend, plus a deemed dividend for a beneficial conversion feature (“BCF”). The BCF is a function of the conversion price of the Preferred Stock, the fair value of the related warrants issued with the Preferred Stock and the fair market value of the underlying common stock on the date of issuance of the preferred stock. In connection with the issuance of our Preferred Stock and each subsequent quarterly accrued dividend, a BCF has been recorded because the fair value of the underlying common stock at the time of issuance of the preferred stock was greater than the conversion price of the Preferred Stock. The full amount of the BCF is treated as a deemed dividend because the Preferred Stock was convertible into common stock immediately after issuance in January 2003. The Preferred Stock dividend in the first quarter of 2005 and 2004 of $3.3 million and $5.3 million, respectively, consisted of the stated 8% dividend of $2.7 million and $4.3 million, respectively, and a BCF of $0.6 million and $1.0 million, respectively.

On January 14, 2005, we repurchased approximately 50% of our outstanding Preferred Stock from the GS Funds for $277.2 million in cash. In connection with the Preferred Stock repurchase, we recorded a reduction in earnings available to common shareholders of $133.7 million to reflect the loss on the repurchase of these shares. The excess of the cash paid to the GS Funds over the carrying amount of the repurchased Preferred Stock, plus the amount previously recognized for the BCF associated with these shares has been recognized as the loss on repurchase.

The resulting (loss) income available to common shareholders was $(129.3) million and $22.8 million in the three months ended March 31, 2005 and 2004, respectively.

All earnings per share (“EPS”) amounts have been calculated using the two-class method. See Note 2, Summary of Significant Accounting Policies, in Part 1 - Item 1 of this quarterly report for further details and computations of the basic and diluted EPS amounts. For the three months ended March 31, 2005, basic and diluted EPS were $(4.10). Because there was a reported net loss available to common shareholders, the calculation of diluted EPS was anti-dilutive compared to basic EPS. Diluted EPS cannot be greater than basic EPS (or less of a loss). Therefore, reported diluted EPS and basic EPS for the three months ended March 31, 2005 were the same. For the three months ended March 31, 2004, basic and diluted EPS were $0.57 and $0.54 per share, respectively.

Adjusted and Adjusted Pro Forma Amounts and Other Non-GAAP Measures

As a result of the SBC Directory Acquisition and the SPA Acquisition, the related financings and associated purchase accounting, our 2005 reported GAAP results are not comparable to our 2004 reported GAAP results. Under the deferral and amortization method of revenue recognition, the billable value of directories published is recognized as revenue in subsequent reporting periods. However, purchase accounting precluded us from recognizing directory revenue and certain expenses associated with directories that published prior to each acquisition, including all directories published in the month each acquisition was completed. Thus, our reported 2005 and 2004 GAAP results are not indicative of our underlying operating and financial performance. Accordingly, management is presenting adjusted and adjusted pro forma information that, among other things, eliminates the purchase accounting impact on revenue and certain expenses for each acquisition and assumes the SBC Directory Acquisition and related financing occurred at the beginning of 2004. Management believes that the presentation of this adjusted and adjusted pro forma information will help financial statement users better and more easily compare current period underlying operating results against what the combined company performance would more likely have been in the comparable prior period. All of the adjusted and adjusted pro forma amounts disclosed in this section or elsewhere are non-GAAP measures, which are reconciled to the most comparable GAAP measures under that caption below. While we believe the adjusted and adjusted pro forma results reasonably represent results as if the businesses had been combined for the three-month periods ended March 31, 2005 and 2004, because of differences in the application of accounting policies and practices between the Company and the acquired entities, management does not believe these adjusted and adjusted pro forma amounts are strictly comparable, nor are they indicative of results for future periods.

	Three months ended March 31, 2005
	Adjustments
	Reported	SBC Directory		SPA
(amounts in millions)	GAAP	Acquisition		Acquisition	Adjusted

Net revenue	$207.3	$51.9	(1)	$—	$259.2

Expenses, other than depreciation and amortization	115.4	(8.0	) (2)	—	107.4
Depreciation and amortization	21.7	—		—	21.7

Operating income	$70.2	$59.9		$—	$130.1

	Three months ended March 31, 2004
	Adjustments
	Reported	SBC Directory		SPA		Adjusted
(amounts in millions)	GAAP	Acquisition		Acquisition		Pro Forma

Net revenue	$143.8	$112.0	(1)	$1.1	(5)	$256.9

Expenses, other than depreciation and amortization	66.6	36.1	(2)	(2.7	) (6)	100.0
Depreciation and amortization	14.4	7.0	(3)	—		21.4
Partnership income	23.9	(23.9	) (4)	—		—

Operating income	$86.7	$45.0		$3.8		$135.5

(1)	Represents revenue for directories that published prior to the SBC Directory Acquisition, plus all September 2004 published directories, which would have been recognized during the period had it not been for purchase accounting required under GAAP.

(2)	Represents expenses for directories that published prior to the SBC Directory Acquisition, including September 2004 published directories, which would have been recognized during the period had it not been for purchase accounting required under GAAP for both three month periods. The pro forma adjustments for the three months ended March 31, 2004 also includes (a) DonTech’s selling and operational expenses prior to September 1, 2004, which were eliminated in consolidation upon the SBC Directory Acquisition, and (b) certain differences in the application of accounting policies and practices between RHD and the acquired entities.

Additionally, as a result of purchase accounting, we recorded the deferred directory costs related to directories that were scheduled to publish subsequent to the SBC Directory Acquisition at their fair value. The impact of such costs has also been removed.

(3)	Represents the additional depreciation and amortization expense related to the tangible and identifiable intangible assets acquired in the SBC Directory Acquisition over their estimated useful lives.

(4)	Represents the elimination of equity accounting used to account for RHD’s 50% ownership in DonTech and the revenue participation income from SBC recognized prior to the SBC Directory Acquisition.

(5)	Represents gross revenue and sales claims and allowances for Sprint-branded directories that published prior to the SPA Acquisition including January 2003 published directories, which would have been recognized during the period had it not been for purchase accounting required under GAAP.

(6)	Represents expenses for directories that published prior to the SPA Acquisition, including January 2003 published directories, which would have been recognized during the period had it not been for purchase accounting required under GAAP. Also includes the effect of differences in the application of accounting policies and practices between legacy SPA and the Company. Additionally, as a result of purchase accounting, we recorded the fair value of deferred directory costs related to directories that were scheduled to publish subsequent to the SPA Acquisition at their fair value. The impact of such costs has also been removed.

2005 Adjusted Revenue Compared to 2004 Adjusted Pro Forma Revenue

The components of 2005 adjusted revenue and 2004 adjusted pro forma revenue for the three months ended March 31 of each year are as follows:

	Three Months Ended March 31, 2005
		SBC
	Reported	Directory		SPA
(amounts in millions)	GAAP	Acquisition		Acquisition	Adjusted

Gross directory advertising revenue	$206.9	$52.2	(1)	$—	$259.1
Sales claims and allowances	(2.0)	(0.3	)(1)	—	(2.3)

Net directory advertising revenue	204.9	51.9		—	256.8
Other revenue	2.4	—		—	2.4

Net revenue	$207.3	$51.9		$—	$259.2

	Three Months Ended March 31, 2004
		SBC
	Reported	Directory		SPA		Adjusted
(amounts in millions)	GAAP	Acquisition		Acquisition		Pro Forma

Gross directory advertising revenue	$138.8	$116.5	(1)	$1.1	(4)	$256.4
Sales claims and allowances	(1.4)	(0.6	)(1)	—		(2.0)

Net directory advertising revenue	137.4	115.9		1.1		254.4
Pre-press publishing fees	4.8	(4.8	) (2)	—		—
Other revenue	1.6	0.9	(3)	—		2.5

Net revenue	$143.8	$112.0		$1.1		$256.9

(1)	Represents gross revenue and sales claims and allowances for directories that published prior to the SBC Directory Acquisition, including September 2004 published directories, which would have been recognized during the period had it not been for purchase accounting required under GAAP.

(2)	Represents the elimination of pre-press publishing and related fees recognized prior to the SBC Directory Acquisition, which were eliminated in consolidation upon the SBC Directory Acquisition.

(3)	Represents other revenue, primarily consisting of other yellow pages, Internet-based advertising and other product revenue recognized as earned.

(4)	Represents gross revenue and sales claims and allowances for Sprint-branded directories that published prior to the SPA Acquisition including January 2003 published directories, which would have been recognized during the period had it not been for purchase accounting required under GAAP.

Adjusted net revenue for the three months ended March 31, 2005 was $259.2 million, an increase of $2.3 million from adjusted pro forma net revenue of $256.9 million in the prior comparable period. Under the deferral and amortization method of revenue recognition, revenue from directory advertising sales is initially deferred when a directory is published and recognized ratably over the life of the directory, which is typically 12 months. The increase in adjusted gross directory advertising revenues for the quarter ended March 31, 2005 versus the prior year was due to higher Sprint directory revenue from higher advertising renewal rates and new business in our major Sprint markets for which directories published in the last nine months of 2004 and the first three months of 2005. This was partially offset by a decline in the publication value of our SBC directories in Illinois and northwest Indiana in the last nine months of 2004 and the first three months of 2005 that resulted in lower directory revenue.

2005 Adjusted Expenses Compared to 2004 Adjusted Pro Forma Expenses and 2005 Adjusted Operating Income Compared to 2004 Adjusted Pro Forma Operating Income

Adjusted operating and G&A expenses in the three months ended March 31, 2005 of $107.4 million increased by $7.4 million from adjusted pro forma operating and G&A expenses of $100.0 million in the comparable period in the prior year. The primary components of the $7.4 million increase are shown below:

(amounts in millions	Change
Increased internet listing fees	$2.7
Increased marketing and advertising	2.4
Increased commission and salesperson expenses	2.0
Increased print, paper and distribution costs	1.9
Increased billing, credit and collection expenses to support the SBC Directory Business	1.9
Increased corporate governance and administrative expenses to support the SBC Directory Business	1.8
Corporate headquarters relocation costs recorded in the first quarter, 2004	(3.4)
Reduced customer service, information technology, and other indirect expenses	(1.9)

Total 2005 increase in adjusted operating and G&A expenses, compared to 2004 adjusted pro forma operating and G&A expenses	$7.4

Similar to the deferral and amortization method of revenue recognition, certain costs directly related to the selling and production of our directories are initially deferred when incurred and recognized ratably over the life of a directory. Adjusted internet listing fees were $2.7 million higher in the three months ended March 31, 2005, compared to adjusted pro forma expenses in the same period of 2004, due to a roll out of our on-line products in Sprint markets and the newly acquired SBC Directory Business. On an adjusted basis, marketing and advertising expense was $2.4 million higher in the first quarter of 2005 due to our increased investment in certain of our larger markets. Adjusted commission and salesperson expenses were $2.0 million higher in the first quarter of 2005, compared to the first quarter of 2004, due to favorable sales performances in certain larger Sprint markets and increased sales headcount. Adjusted billing, credit and collection expenses were $1.9 million higher in the first quarter of 2005 due primarily to additional support requirements for the SBC Directory Business. Adjusted print, paper and distribution costs were $1.9 million greater due to increased page counts in certain markets. Adjusted corporate governance costs increased $1.8 million in the three months ended March 31, 2005, compared to adjusted pro forma expenses in the same period of 2004, to support the administrative requirements of the SBC Directory Business, including increased audit and Sarbanes-Oxley expenses. These increases were offset by $3.4 million of expenses in the first quarter of 2004 associated with the relocation of our corporate headquarters to Cary, North Carolina with no comparable expense in 2005. Adjusted expenses for customer service, information technology, and certain other indirect expenses were $1.9 million lower in the quarter due to operational efficiencies and timing of the expenses.

Adjusted depreciation and amortization (“D&A”) for the three months ended March 31, 2005 and adjusted pro forma D&A for the three months ended March 31, 2004 was $21.7 million and $21.4 million, respectively.

Adjusted operating income for the three months ended March 31, 2005 was $130.1 million, a decrease of $5.4 million from adjusted pro forma operating income in the three months ended March 31, 2004 of $135.5 million, reflecting the variances between revenues and expenses from period to period described above.

Advertising Sales – Publication Sales

Management reviews and evaluates the value of advertising sales in directories that published during the period (“publication sales”) as its primary sales performance measure. Management believes that a comparison of publication sales for the same directories from one period to the next gives a better indication of underlying sales trends, economic conditions and business confidence than a comparison of directory revenue recognized using the deferral and amortization method. Because we recognize directory revenue ratably over the life of a directory under the deferral and amortization method, the amount of revenue recognized during a period is not directly related to the sales trends, economic conditions and business confidence during that period. Publication sales are similar to a “same-store” sales measure. If events occur during the current period that affect the comparability of publication sales to the prior year period, such as changes in directory publication dates, then prior year publication sales amounts are adjusted to conform to the current period presentation.

Sprint-branded publication sales for the three months ended March 31, 2005 were $158.3 million, up $7.2 million or 4.8% from publication sales of $151.1 million in the three months ended March 31, 2004. SBC-branded publication sales for the three months ended March 31, 2005 were $98.3 million, down 2.7% from publication sales of $101.0 million in the same period of 2004. The increase in Sprint-branded publication sales resulted from higher advertiser renewal rates and new business in our major Sprint markets for directories published in the first three months of 2005. The decrease in SBC-branded publication sales is attributable to unsatisfactory execution on sales campaigns, most of which commenced prior to our acquisition of the business there, plus continued softness in the Chicago area economy. Publication sales are a non-GAAP measure for which the most comparable GAAP measure is net revenue. A reconciliation of publication sales to net revenue reported in accordance with GAAP is presented below:

	Three months
	ended March 31,
(amounts in millions)	2005	2004
Publication sales - Sprint-branded directories	$158.3	$151.1
Publication sales - Sprint-branded directories - percentage change over prior year	4.8%
Adjustments for changes in directory publication date(s)		0.2
Publication sales previously		151.3
Publication sales - SBC-branded directories	98.3	101.0
Publication sales - SBC-branded directories – percentage change over prior year	(2.7%)
Less pre-acquisition publication sales for SBC-branded directories not recognized as revenue in current period due to purchase accounting		(101.0)
Less current period publication sales for Sprint-branded directories not recognized as revenue in current period due to the deferral method of accounting	(113.9)	(109.8)
Less current period publication sales for SBC-branded directories not recognized as revenue in current period due to the deferral method of accounting	(81.4)
Plus net revenue reported in the period for publication sales from prior periods, for Sprint-branded directories	99.4	97.3
Plus net revenue reported in the period for publication sales from prior periods, excluding January through September 2004 publication sales for all SBC-branded directories	46.1

Net directory advertising revenue	206.8	138.8
Pre-press publishing revenue	—	4.8
Other revenue	0.5	0.2

Net revenue – GAAP	207.3	143.8

	Three months
	ended March 31,
(amounts in millions)	2005	2004
Plus net revenue from Sprint-branded directories for all January, 2003 Sprint-branded directories that would have been recognized during the period absent purchase accounting adjustments required under GAAP		1.1
Plus net revenue from SBC-branded directories prior to the acquisition that would have been recognized during the period absent purchase accounting adjustments required under GAAP had the transaction occurred on January 1, 2003	51.9	116.8
Less pre-press publishing revenue that would not have been recorded had the SBC transaction occurred on January 1, 2003		(4.8)

Net Revenue-Adjusted	$259.2

Net Revenue-Adjusted pro forma		$256.9

LIQUIDITY AND CAPITAL RESOURCES

Our Senior Secured Credit Facility, as amended and restated (“Credit Facility”), consists of a $700 million Term Loan A-2, a $200 million Term Loan A-3, a $1,450 million Term Loan D and a $175 million Revolving Credit Facility (the “Revolver”) for an aggregate facility of $2,525 million. Term Loans A-2, A-3 and D require quarterly principal payments. As of March 31, 2005, the outstanding balances of Term Loans A-2, A-3 and D were $447 million, $165 million and $1,437 million, respectively, and $23 million was outstanding under the Revolver. The Revolver, Term Loans A-2 and A-3 mature in December 2009, and Term Loan D matures in June 2011. The Credit Facility provides for a new Term Loan C for potential borrowings up to $400 million, such proceeds, if borrowed, to be used to fund acquisitions, for retirement of Notes (defined below), for redemption of, and payment of dividends on, the Preferred Stock, subject to certain limitations. Substantially all of our assets, including the capital stock of our subsidiaries, are pledged as collateral to secure our obligations under the Credit Facility and the Senior Notes (defined below).

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

The weighted average interest rate of outstanding debt under the Credit Facility was 4.79% and 3.36% at March 31, 2005 and 2004, respectively.

We have also issued $325 million of 8.875% Senior Notes due 2010 (the “Senior Notes”) and $600 million of 10.875% Subordinated Notes due 2012 (the “Senior Subordinated Notes”). Interest is paid on these Notes semi-annually on June 15 and December 15.

On January 14, 2005 we issued $300 million of 6.875% Senior Notes (“Holdco Notes” and collectively with the Senior Notes and the Subordinated Notes, the “Notes”), the proceeds of which were used to redeem approximately 50% of the then outstanding Preferred Stock from the GS Funds, pay transaction costs and repay debt associated with our Credit Facility. Interest is payable on the Holdco Notes semi-annually in arrears on January 15 and July 15 of each year, commencing July 15, 2005. The Holdco Notes are unsecured obligations of the Company and mature on January 15, 2013. We entered into a registration rights agreement, whereby we agreed, among other things to (1) file an exchange offer registration statement with the SEC with respect to the Holdco Notes within 120 days after January 14, 2005, (ii) use reasonable efforts to have such exchange offer registration statement declared effective by the SEC within 180 days after January 14, 2005 and (iii) subject to certain limitations, consummate the exchange offer to which the exchange offer registration statement relates within 210 days after January 14, 2005.

Aggregate outstanding debt as of March 31, 2005 was $3,297.6 million. During the three months ended March 31, 2005, we made scheduled principal payments of $23.6 million and prepaid an additional $65.0 million in principal under our Credit Facility. Additionally, excess proceeds of $16.8 million from the Holdco Notes after redemption of the Preferred Stock from the GS Funds plus $6.0 million in mandatory payments were used to pay $22.8 million in principal under the Credit Facility.

At March 31, 2005, we had $7.6 million of cash and cash equivalents and checks not yet presented for payment of $7.7 million and available borrowings under the Revolver of $152.0 million. During the three months ended March 31, 2005, $72.0 million was borrowed under the Revolver, of which $90.2 million was repaid during the quarter including $18.2 million of the outstanding balance as of December 31, 2004. No borrowings have been made under Term Loan C. During 2005, we expect to periodically utilize the Revolver as a financing resource to balance the timing of our periodic and accelerated payments made under the Credit Facility with the timing of cash receipts from operations. Our present intention is to repay borrowings on the Revolver in a timely manner and keep any outstanding amounts to a minimum.

The Credit Facility and the indentures governing the Notes contain usual and customary restrictive covenants that, among other things, place limitations on our ability to (i) incur additional indebtedness, including capital leases and liens; (ii) pay dividends and repurchase our capital stock; (iii) enter into mergers, consolidations, acquisitions, asset dispositions and sale-leaseback transactions; (iv) make capital expenditures; (v) issue capital stock of our subsidiaries; and (vi) engage in transactions with our affiliates. The Credit Facility also contains financial covenants relating to maximum consolidated leverage, minimum interest coverage and maximum senior secured leverage as defined therein.

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

Cash flows provided by operating activities was $112.8 million for the three months ended March 31, 2005. Key contributors to operating cash flow include the following:

•	$62.8 million consisting of $7.7 million in net income plus $55.1 million of net non-cash charges consisting of $21.7 million of depreciation and amortization, $6.8 million in bad debt provision, $21.8 million in deferred taxes and $4.8 million in other non-cash charges.

•	$45.2 million net source of cash from a $50.7 million increase in deferred directory revenue less an increase in accounts receivable of $5.5 million. We analyze the change in deferred revenue and accounts receivable together because when a directory is published, the annual billing value of that directory is initially deferred and unbilled accounts receivable are established. Each month thereafter, typically one-twelfth of the billing value is recognized as revenue and billed to customers. In connection with the SBC Directory Acquisition, while we did not record the deferred revenue for directories published prior to the acquisition due to purchase accounting, we did acquire the associated unbilled receivables and the rights to bill and collect these receivables, which totaled approximately $207.3 million.

•	$10.4 million net source of cash from an increase in accounts payable and accrued liabilities, reflecting a $29.6 million increase in accrued interest payable on outstanding notes due semi-annually on June 15 and December 15 and partially offset by a decease of accrued bonuses and other accrued liabilities of $19.2 million.

•	$13.1 million net use of cash from a $19.7 decrease in deferred taxes and a $6.1 million increase in other non-current liabilities reflecting a $5.2 million increase in the restructuring reserve relating to the SBC Directory Business.

Cash used in investing activities for the three months ended March 31, 2005 was $5.5 million used to purchase fixed assets, primarily computer equipment and software.

Cash used in financing activities through March 31, 2005 was $110.5 million and includes the following:

•	$291.7 million in net proceeds from the issuance of Holdco Notes for the redemption of outstanding Preferred Stock.

•	$277.2 million used for the redemption of Preferred Stock.

•	$72.0 million in borrowings under the Revolver.

•	$201.6 million of debt repayments including $46.4 million in scheduled and mandatory payments, $65.0 million in pre-payments and $90.2 million of Revolver repayments (including $18.2 million from the outstanding Revolver balance at December 31, 2004).

•	$1.9 million in the increased value of checks not presented for payment.

•	$2.7 million in proceeds from the exercise of employee stock options.

In its review of the Company’s financial statements in this Quarterly Report on Form 10-Q, management identified in the Company’s press release dated April 28, 2005, which was included as Exhibit 99.1 to our Current Report on Form 8-K furnished to the SEC on April 28, 2005, a balance sheet reclassification to the amounts disclosed. The reclassification, that amounted to $3.2 million, resulted in an increase to cash and an increase to checks in transit included in accrued liabilities as of March 31, 2005. This reclassification has been made in this Form 10-Q.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk and Risk Management

The Credit Facility bears interest at variable rates and, accordingly, our earnings and cash flow are affected by changes in interest rates. The Credit Facility requires that we maintain hedge agreements to provide either a fixed interest rate or interest rate protection on at least 50% of our total outstanding debt. The Company has entered into the following interest rate swaps that effectively convert variable rate debt to fixed rate debt as of March 31, 2005. Under the terms of the agreements, the Company receives variable interest based on three-month LIBOR and pays a fixed rate of interest.

	Notional
Effective Dates	Amounts		Pay rates	Maturity Dates
(amounts in millions)
April 1, 2003	$255	(1)	2.850%	March 31, 2007
October 9, 2003	$150		1.959%	October 9, 2005
June 21, 2004	$50		3.230%	June 21, 2006
June 23, 2004	$50		3.170%	June 23, 2006
June 28, 2004	$50		3.110%	June 28, 2006
July 2, 2004	$50		3.200%	July 3, 2006
September 7, 2004	$200	(2)	3.490% - 3.750%	September 8, 2008-September 7, 2009
September 15, 2004	$250	(3)	3.200% - 3.910%	September 15, 2007-September 15, 2009
September 17, 2004	$150	(1)	3.210% - 3.740%	September 17, 2007-September 17, 2009
September 23, 2004	$150	(1)	3.160% - 3.438%	September 24, 2007-September 24, 2008

Total	$1,355

(1)	consists of three swaps

(2)	consists of two swaps

(3)	consists of four swaps

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

Item 4. Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures. Based on their evaluation, as of the end of the period covered by this Quarterly Report on Form 10-Q, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) the principal executive officer and principal financial officer of the Company have each concluded that such disclosure controls and procedures are effective and sufficient to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission’s rules and forms and that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

The Company provided a report in its Annual Report on Form 10-K for the year ended December 31, 2004 that included, among other things, management’s assessment of the effectiveness of the Company’s internal controls over financial reporting. In addition, the Company provided in its Form 10-K a written opinion prepared by its independent registered public accounting firm in connection with management’s assessment.

Management excluded from its assessment of the Company’s internal control over financial reporting as of December 31, 2004 certain elements of the internal control over financial reporting of the directory publishing business of SBC Communications, Inc. in Illinois and Northwest Indiana that the Company acquired in September 2004 because this acquisition represented a material purchase business combination. Subsequent to the acquisition, certain elements of the acquired business’ internal control over financial reporting and related functions, processes and systems were integrated during 2004 into the Company’s existing internal control over financial reporting and related functions, processes and systems. Those elements of the acquired business’ internal control over financial reporting that were not integrated during 2004 into the Company’s existing internal control over financial reporting were excluded from management’s assessment of the effectiveness of internal control over financial reporting as of December 31, 2004. During the first quarter of 2005, all significant elements of the acquired business’ internal control over financial reporting have been integrated into the Company’s existing internal control over financial reporting and related functions, processes and systems and have been included in management’s evaluation of the disclosure controls and procedures for the period covered by this Quarterly Report on Form 10-Q.

(b)	Changes in Internal Control Over Financial Reporting. There have not been any changes in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Tax Matters

D&B entered into global tax-planning initiatives in the normal course of its business, primarily through tax-free restructurings of both its foreign and domestic operations (collectively, “Legacy Tax Matters”). The IRS is currently disputing certain tax positions taken with respect to the Legacy Tax Matters. The status of these Legacy Tax Matters is summarized below, including the settlement of the matter below under “Utilization of Capital Losses – 1989 – 1990” (“Capital Losses Matter”) during the fourth quarter of 2004.

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

During the fourth quarter of 2004, we (as the taxpayer of record) entered into a settlement agreement with the IRS resolving this Capital Losses Matter. As described above, we are fully indemnified against any payments required to be made to the IRS resulting from this settlement. We expect that the aggregate tax liability (including penalties) arising from this settlement will be approximately $48 million payable to the IRS following receipt of various bills from the IRS related to the settlement. In February 2005, the IRS issued the first bill for tax year 1990 in the amount of $11.6 million, which was paid in full by our indemnitors. In March 2005, we (as the taxpayer of record) received a second bill from the IRS in the amount of $35.9 million, which was paid in full by our indemnitors (including D&B and Moody’s paying any shortfall from IMS and NMR as described in the following paragraph). We understand that D&B expects the IRS to issue bills for the remaining balance of the settlement payment of approximately $0.6 million during the first half of 2005. Because the settlement amount has been substantially paid, we will no longer report on this particular matter in future filings.

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

Royalty Expense Deductions – 1993 – 1997

In the second quarter of 2003, D&B received (on our behalf) a proposed notice of deficiency from the IRS with respect to a partnership transaction entered into in 1993. Specifically, the IRS proposed to disallow certain royalty expense deductions claimed by D&B on its 1993 through 1996 tax returns. We understand that D&B estimates that the disallowance of the 1993 and 1994 royalty expense deductions would result in a loss to it of approximately $5.0 million in pending tax refunds and that the additional tax liability to it with respect to the disallowance of the 1995 and 1996 royalty expense deductions could be up to approximately $46.8 million (tax, interest and penalties, net of tax benefits).

In addition, and also in the second quarter of 2003, D&B received from the IRS on behalf of the partnership associated with the above transaction a notice of proposed partnership adjustment challenging the tax treatment of certain royalty payments received by the partnership in which D&B was a partner. In that notice, the IRS is seeking to reallocate certain partnership income to D&B. In January and April 2004, D&B received additional IRS notices (similar to those received in the second quarter of 2003) associated with D&B’s remaining interest in the partnership transaction (as described above) for the three months in 1997 for which the entities were partners. The additional tax liability with respect to D&B’s share of this income for the notices received in the second quarter of 2003 and January and April 2004 could be up to $23.1 million (tax, interest and penalties, net of tax benefits). We understand that D&B believes that these positions regarding the partnership are inconsistent with the IRS’ position with respect to the same royalty expense deductions described above. This $23.1 million additional liability would be in addition to the $46.8 million of additional liability related to royalty expense deductions discussed in the previous paragraph. These matters are collectively referred to herein as the Royalty Expense Matter.

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

The Tax Sharing Agreements, which govern each of the parties’ rights and obligations under these circumstances, provide (the “Royalty Expense Indemnity & Defense Provisions”) that, a party withholding consent to a proposed settlement shall “continue or initiate further proceedings” with the IRS “at its own expense, and the liability of [the parties previously in control of such proceedings] shall be limited to the liability that would have resulted from the proposed settlement agreement [that was not consented to] (including interest, additions to tax and penalties which have accrued at that time.)” We believe, therefore, as a result of the failure of NMR and IMS to provide their consent, our contingent (assuming each of D&B and Moody’s fail to satisfy their indemnity obligations to us) liability for this Royalty Expense Matter with respect to tax years 1995 and 1996 has been effectively capped at the amounts provided in the final settlement agreement tendered by the IRS. We also believe that in accordance with the Royalty Expense Indemnity & Defense Provisions, NMR and IMS would be jointly and severally liable for any excess amounts above those reflected in the final settlement agreement tendered by the IRS that may ultimately be owing under this Royalty Expense Matter with respect to tax years 1995 and 1996. We understand that D&B estimates that the ultimate resolution of this portion of the Royalty Expense Matter would have a projected net impact to its cash flow of $38.1 million (tax, interest and penalties, net of tax benefits) based upon the financial terms of the final settlement agreement tendered by the IRS.

IMS has alleged various breaches of our and D&B’s obligations under the Tax Sharing Agreements related to D&B’s management and attempted settlement of this matter with the IRS. In addition to “reserving its rights” against us and D&B, IMS has urged NMR (which is in direct contractual privity with us) to:

o	challenge our application of the Royalty Expense Indemnity & Defense Provisions of the Tax Sharing Agreements — specifically that NMR should reject our position that NMR must now lead the defense and that NMR and IMS jointly and severally indemnify us for any financial outcome that is less advantageous to us than the final settlement agreement); and

o	assert breaches of contract and to terminate the obligations of IMS and NMR under the Tax Sharing Agreements generally.

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

Although the IRS has withdrawn the Proposed Settlement with respect to tax years 1995 and 1996, D&B is continuing to discuss a possible settlement of this matter with the IRS. If D&B is not successful in settling this matter the IRS may issue notices preliminary to making assessments at any time. If D&B were to challenge any such assessment for tax years other than 1993 and 1994 in U.S. District Court or the U.S. Court of Federal Claims, rather than in U.S. Tax Court, the disputed amounts for each applicable year would need to be paid in advance for the Court to have jurisdiction over the case. It is possible that the IRS may seek to issue notices with respect to each of the positions noted above that D&B believes are inconsistent.

The 1993, 1994, and 1997 royalty expense deduction portions of the Royalty Expense Matter remain pending before the IRS.

Amortization and Royalty Expense Deductions/Royalty Income – 1997 – 2004

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

Specifically, the IRS asserted that certain amortization expense deductions claimed by D&B on its 1997 and 1998 tax returns should be disallowed. We understand that D&B estimates that the additional tax liability to it as a result of the disallowance of the 1997 and 1998 amortization deductions and the disallowance of such deductions claimed from 1999 to date could be up to $62.1 million (tax, interest and penalties, net of tax benefits). This transaction is scheduled to expire in 2012 and, unless earlier terminated, based on current interest rates and tax rates, additional tax exposure would increase at a rate of approximately $2.1 million per quarter (including potential penalties) as future amortization expenses are deducted.

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

In the event the IRS were to prevail on both positions with respect to the royalty expense/income, which D&B believes unlikely, D&B estimates that the additional tax liability to it as a result of the disallowance of the 1997 and 1998 royalty expense deductions, the disallowance of such deductions claimed from 1999 to date and the inclusion of the reallocated royalty income for all relevant years could be up to $141.9 million (tax, interest and penalties, net of tax benefits), which would be in addition to the $62.1 million noted above related to the amortization expense deduction.

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

Item 4. Submission of Matters to a Vote of Security Holders

Our Annual Meeting of Stockholders (“Meeting”) was held in Cary, N.C. on April 26, 2005. At the Meeting, the Company’s stockholders elected David M. Veit as a Class III director to serve a three-year term as follows:

		Votes
Name	Votes For	Withheld
David M. Veit	22,885,722	7,782,180

The Board of Directors now comprises nine members consisting of three classes of three directors each. As described in our Proxy Statement relating to the Meeting, pursuant to the Certificate of Designations governing our Preferred Stock, the holders of the Preferred Stock are entitled to elect two directors to the Company’s Board of Directors, without any approval or veto right by the Company’s other stockholders. In accordance with that provision, at the Meeting, the holders of the Preferred Stock unanimously (voting the equivalent of 4,951,599 shares of our common stock in favor) re-elected Messrs. Robert R. Gheewalla and Terrence M. O’Toole as Class III directors to serve three-year terms. The other members of our Board of Directors (Kenneth G. Campbell, Nancy Cooper, Robert Kamerschen, David C. Swanson, Barry Lawson Williams and Edwina Woodbury) were not subject to re-election by stockholders this year and continue in office.

At the Meeting, the Company’s stockholders also approved the 2005 Stock Award and Incentive Plan as follows:

	Votes For	Votes Against	Abstentions
Approval of the 2005 Stock Award and Incentive Plan	20,121,289	6,291,100	588,977

At the Meeting, the Company’s stockholders also ratified the appointment of PricewaterhouseCoopers LLP (“PwC”) to serve as the Company’s independent registered public accounting firm for 2005 as follows:

	Votes For	Votes Against	Abstentions
Ratification of the appointment of PwC	30,433,450	228,523	5,929

Lastly, at the Meeting, the Company’s stockholders also approved a stockholder proposal relating to the Company’s stockholder rights plan, as follows:

	Votes For	Votes Against	Abstentions
Stockholder Proposal re: Rights Plan	15,020,528	11,914,711	66,127

With respect to the approval of the 2005 Stock Award and Incentive Plan and the approval of the stockholder proposal, there were also 3,666,536 broker non-votes.

Item 6. Exhibits

     (a) Exhibits:

Exhibit No.	Document

2.1#	Stock Purchase Agreement, dated as of September 21, 2002, by and among the Company, Sprint Corporation and Centel Directories LLC (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 1, 2002, Commission File No. 001-07155)

2.2	Supplemental Agreement to Stock Purchase Agreement, dated as of December 31, 2002, by and among the Company, Sprint Corporation and Centel Directories LLC (incorporated by reference to Exhibit 2.2 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 17, 2003, Commission File No. 001-07155).

2.3#	Preferred Stock and Warrant Purchase Agreement, dated as of September 21, 2002, among R.H. Donnelley Corporation and investment partnerships affiliated with The Goldman Sachs Group, Inc. (incorporated by reference to Exhibit 2.2 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 1, 2002, Commission File No. 001-07155)

2.4#	Purchase Agreement dated as of July 28, 2004 by and among R.H. Donnelley Corporation, Ameritech Corporation and Ameritech Publishing, Inc. (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed with the SEC on August 2, 2004, Commission File No. 001-07155)

2.5	Amendment No. 1 to the Purchase Agreement, dated as of September 1, 2004, by and among R.H. Donnelley Corporation, Ameritech Corporation and Ameritech Publishing, Inc. (incorporated by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 3, 2004, Commission File No. 001-07155)

3.1	Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q for the three months ended March 31, 1999, filed with the Securities and Exchange Commission on May 14, 1999 Commission File No. 001-07155)

3.2	By-laws of the Company (incorporated by reference to Exhibit 3.2 to the Quarterly Report on Form 10-Q for the three months ended March 31, 1999, filed with the Securities and Exchange Commission on May 14, 1999 Commission File No. 001-07155)

3.3	Certificate of Incorporation of R.H. Donnelley Inc. (incorporated by reference to Exhibit 3.3 to Amendment No. 1 to the Registration Statement on Form S-4, filed with the Securities and Exchange Commission on August 7, 1998, Registration No. 333-59287)

3.4	By-laws of R.H. Donnelley Inc. (incorporated by reference to Exhibit 3.4 to the Registration Statement on Form S-4, filed with the Securities and Exchange Commission on July 17, 1998, Registration No. 333-59287)

3.5	Certificate of Designations of Convertible Cumulative Preferred Stock of R.H. Donnelley Corporation (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 17, 2003, Commission File No. 001-07155)

Exhibit No.	Document
3.6	Certificate of Designations of Series B-1 Convertible Cumulative Preferred Stock of R.H. Donnelley Corporation (incorporated by reference to Exhibit 3.1 to the Current Report Form 8-K, filed with the Securities and Exchange Commission on December 3, 2002, Commission File No. 001-07155)

4.1	Rights Agreement, dated as of October 27, 1998, between R.H. Donnelley Corporation and First Chicago Trust Company (incorporated by reference to Exhibit 4 to the Registration Statement on Form 8-A, filed with the Securities and Exchange Commission on November 5, 1998, Commission File No. 001-07155)

4.2	Amendment No. 1 to Rights Agreement, dated as of February 26, 2001, by and among R.H. Donnelley Corporation, First Chicago Trust Company of New York (as initial Rights Agent) and The Bank of New York (as successor Rights Agent) (incorporated by reference to Exhibit 4.5 to the Annual Report on Form 10-K for the year ended December 31, 2000, filed with the Securities and Exchange Commission on March 28, 2001, Commission File No. 001-07155)

4.3	Amendment No. 2 to Rights Agreement, dated as of September 21, 2002, between the Company and The Bank of New York, as successor Rights Agent (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 1, 2002, Commission File No. 001-07155)

4.4	Form of Warrant Agreement, dated as of November 25, 2002, between the Company and investment partnerships affiliated with The Goldman Sachs Group, Inc. (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 17, 2003, Commission File No. 001-07155)

4.5	Form of Warrant Agreement, dated January 3, 2003, between the Company and investment partnerships affiliated with The Goldman Sachs Group, Inc. (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 17, 2003, Commission File No. 001-07155)

4.6	Registration Rights Agreement, dated as of November 25, 2002, among the Company and investment partnerships affiliated with The Goldman Sachs Group, Inc. (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 3, 2002, Commission File No. 001-07155)

4.7	Indenture dated as of December 3, 2002 between R.H. Donnelley Inc. (as successor to R.H. Donnelley Finance Corporation I), as Issuer, and The Bank of New York, as Trustee, with respect to the 8.875% Senior Notes due 2010 (incorporated by reference to Exhibit 4.13 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 20, 2003, Commission File No. 001-07155)

4.8	Supplemental Indenture dated as of January 3, 2003 among R.H. Donnelley Inc., as Issuer, the Company and the other guarantors signatory thereto, as Guarantors, and The Bank of New York, as Trustee, with respect to the 8.875% Senior Notes due 2010 (incorporated by reference to Exhibit 4.14 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 20, 2003, Commission File No. 001-07155)

4.9	Form of 8.875% Senior Notes due 2010 (included in Exhibit 4.13)

Exhibit No.	Document
4.10	Guarantees relating to the 8.875% Senior Notes due 2010 (incorporated by reference to Exhibit 4.16 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 20, 2003, Commission File No. 001-07155)

4.11	Indenture dated as of December 3, 2002 between R.H. Donnelley Inc. (as successor to R.H. Donnelley Finance Corporation I), as Issuer, and The Bank of New York, as Trustee, with respect to the 10.875% Senior Subordinated Notes due 2012 (incorporated by reference to Exhibit 4.17 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 20, 2003, Commission File No. 001-07155)

4.12	Supplemental Indenture dated as of January 3, 2003 among R.H. Donnelley Inc., as Issuer, the Company and the other guarantors signatory thereto, as Guarantors, and The Bank of New York, as Trustee, with respect to the 10.875% Senior Subordinated Notes due 2012 (incorporated by reference to Exhibit 4.18 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 20, 2003, Commission File No. 001-07155)

4.13	Form of 10.875% Senior Subordinated Notes due 2012 (included in Exhibit 4.17)

4.14	Guarantees relating to the 10.875% Senior Subordinated Notes due 2012 (incorporated by reference to Exhibit 4.20 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 20, 2003, Commission File No. 001-07155)

4.15	Second Supplemental Indenture dated as of January 9, 2004 among R.H. Donnelley Inc., as Issuer, the Company and other guarantors signatory thereto, as Guarantors, and The Bank of New York, as Trustee, with respect to the 10.875% Senior Subordinated Notes due 2012 (incorporated by reference to Exhibit 4.21 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 12, 2004, Commission File No. 001-07155)

4.16	Second Supplemental Indenture, dated as of September 1, 2004, by and among R.H. Donnelley Inc., the guarantors party thereto and The Bank of New York, as Trustee, with respect to the 8.875% Senior Notes due 2010 of R.H. Donnelley Inc. (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 3, 2004, Commission File No. 001-07155)

4.17	Third Supplemental Indenture, dated as of September 1, 2004, by and among R.H. Donnelley Inc., the guarantors party thereto and The Bank of New York, as Trustee, with respect to the 10.875% Senior Subordinated Notes due 2012 of R.H. Donnelley Inc. (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 3, 2004, Commission File No. 001-07155)

4.18	Senior Guarantees relating to Second Supplemental Indenture to the Indenture governing the 8.875% Senior Notes due 2010 (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 3, 2004, Commission File No. 001-07155)

4.19	Senior Subordinated Guarantees relating to the Third Supplemental Indenture to the Indenture governing the 10.875% Notes due 2012 (incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 3, 2004, Commission File No. 001-07155)

Exhibit No.	Document
4.20#	Indenture, dated as of January 14, 2005, among R.H. Donnelly Corporation and The Bank of New York, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 19, 2005, Commission File No. 001-07155)

4.21	Form of 6 7/8% Senior Notes due 2013 (included in Exhibit 4.26)

10.1#	Form of Distribution Agreement between the Company (f/k/a The Dun & Bradstreet Corporation) and The New Dun & Bradstreet Corporation (incorporated by reference to Exhibit 99.2 to the Current Report on Form 8-K of the Company (f/k/a The Dun & Bradstreet Corporation), filed with the Securities and Exchange Commission on September 30, 1998, Commission File No. 001-07155)

10.2#	Form of Tax Allocation Agreement between the Company (f/k/a The Dun & Bradstreet Corporation) and The New Dun & Bradstreet Corporation (incorporated by reference to Exhibit 99.3 to the Current Report on Form 8-K of the Company (f/k/a The Dun & Bradstreet Corporation), filed with the Securities and Exchange Commission on September 30, 1998, Commission File No. 001-07155)

10.3#	Amended and Restated Indemnity and Joint Defense Agreement dated as of July 30, 2004, by and among VNU, N.V., VNU, Inc., ACNielson Corporation, AC Nielson (US), Inc., Nielson Media Research, Inc., R.H. Donnelley Corporation, the Dun & Bradstreet Corporation, Moody’s Corporation, and IMS Health Incorporated (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 9, 2004, Commission File No. 001-07155)

10.4#	DonTech II Partnership Agreement, effective August 19, 1997, by and between R.H. Donnelley Inc. (f/k/a The Reuben H. Donnelley Corporation) and Ameritech Publishing of Illinois, Inc. (incorporated by reference to Exhibit 10.10 to Amendment No. 1 to the Registration Statement on Form S-4, filed with the Securities and Exchange Commission on August 7, 1998, Registration No. 333-59287)

10.5	Amendment No. 1 to DonTech II Partnership Agreement dated as of January 28, 2000 between R.H. Donnelley Inc. and Ameritech Publishing of Illinois, Inc. (incorporated by reference to Exhibit 10.4 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 12, 2004, Commission File No. 001-07155)

10.6#	Revenue Participation Agreement, dated as of August 19, 1997, by and between APIL Partners Partnership and R.H. Donnelley Inc. (f/k/a The Reuben H. Donnelley Corporation) (incorporated by reference to Exhibit 10.11 to Amendment No. 1 to the Registration Statement on Form S-4, filed with the Securities and Exchange Commission on August 7, 1998, Registration No. 333-59287)

10.7#	Master Agreement, executed August 19, 1997, by and among R.H. Donnelley Inc. (f/k/a The Reuben H. Donnelley Corporation), the Company (f/k/a The Dun & Bradstreet Corporation), The Am-Don Partnership a/k/a DonTech, DonTech II, Ameritech Publishing, Inc., Ameritech Publishing of Illinois, Inc., Ameritech Corporation, DonTech I Publishing Company LLC and the APIL Partners Partnership (incorporated by reference to Exhibit 10.12 to Amendment No. 1 to the Registration Statement on Form S-4, filed with the Securities and Exchange Commission on August 7, 1998, Registration No. 333-59287)

Exhibit No.	Document

10.8#	Exclusive Sales Agency Agreement, effective August 19, 1997, between APIL Partners Partnership and DonTech II (incorporated by reference to Exhibit 10.13 to Amendment No. 1 to the Registration Statement on Form S-4, filed with the Securities and Exchange Commission on August 7, 1998, Registration No. 333-59287)

10.9	Agreement for Publishing Services, dated as of January 1, 2002 between Ameritech Publishing Inc. and R.H. Donnelley Inc. (certain portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to an Application for an Order Granting Confidential Treatment) (incorporated by reference to Exhibit 10.13 to the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2002, filed with the Securities and Exchange Commission on May 10, 2002, Commission File No. 001-07155)

10.10^	Key Employees’ Performance Unit Plan, as amended and restated (incorporated by reference to Exhibit 10.15 to Amendment No. 3 to the Registration Statement on Form S-4, filed with the Securities and Exchange Commission on September 28, 1998, Registration No. 333-59287)

10.11^	1991 Key Employees’ Stock Option Plan, as amended and restated through April 25, 2000 (incorporated by reference to Exhibit 10.17 to the Company’s Quarterly Report on Form 10-Q for the three months ended September 30, 2000, filed with the Securities and Exchange Commission on November 13, 2000, Commission File No. 001-07155)

10.12^	Amended and Restated 1998 Directors’ Stock Plan (incorporated by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999, filed with the Securities and Exchange Commission on March 27, 2000, Commission File No. 001-07155)

10.13^	Pension Benefit Equalization Plan (incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, filed with the Securities and Exchange Commission on March 27, 2002, Commission File No. 001-07155)

10.14^	2001 Stock Award and Incentive Plan (incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, filed with the Securities and Exchange Commission on March 27, 2002, Commission File No. 001-07155)

10.15^	Form of Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 99.02 to Registration Statement on Form S-8, filed with the Securities and Exchange Commission on July 25, 2001, Registration No. 333-65822)

10.16^	Form of Annual Incentive Program Award (incorporated by reference to Exhibit 99.03 to the Registration Statement on Form S-8, filed with the Securities and Exchange Commission on July 25, 2001, Registration No. 333-65822)

10.17^	Form of Performance Unit Program Award (incorporated by reference to Exhibit 99.04 to the Registration Statement on Form S-8, filed with the Securities and Exchange Commission on July 25, 2001, Registration No. 333-65822)

10.18^	Form of Stock Appreciation Rights Agreement (incorporated by reference to Exhibit 10.21 to the Company’s Quarterly Report on Form 10-Q for the three month period ended September 30, 2004, filed with the Securities and Exchange Commission on November 9, 2004, Commission File No. 001-07155)

Exhibit No.	Document
10.19^	Deferred Compensation Plan (incorporated by reference to Exhibit 4.01 to the Company’s Registration Statement on Form S-8, filed with the Securities and Exchange Commission on November 24, 1999, Registration No. 333-91613)

10.20^	Employment Agreement effective as of May 1, 2002 between the Company and David C. Swanson (incorporated by reference to Exhibit 10.29 to the Company’s Quarterly Report on Form 10-Q for the three months ended September 30, 2002, filed with the Securities and Exchange Commission on August 14, 2002, Commission File No. 001-07155)

10.21^	Employment Agreement effective September 21, 2002 between the Company and Peter J. McDonald (incorporated by reference to Exhibit 10.30 to the Quarterly Report on Form 10-Q for the nine months ended September 30, 2002, filed with the Securities and Exchange Commission on November 12, 2002, Commission File No. 001-07155)

10.22^	Employment Agreement effective March 1, 2002 between the Company and Steven M. Blondy (incorporated by reference to Exhibit 10.30 to the Company’s Quarterly Report on Form 10-Q for the three months ended June 30, 2002, filed with the Securities and Exchange Commission on August 14, 2002, Commission File No. 001-07155)

10.23^	Employment Agreement dated as of January 1, 2001 between the Company and Robert J. Bush (incorporated by reference to Exhibit 10.37 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, filed with the Securities and Exchange Commission on March 28, 2001, Commission File No. 001-07155)

10.24^	Amendment No. 1 to Employment Agreement dated as of February 27, 2001 between the Company and Robert J. Bush (incorporated by reference to Exhibit 10.38 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, filed with the Securities and Exchange Commission on March 28, 2001, Commission File No. 001-07155)

10.25	Letter Agreement, dated as of November 25, 2002, among the Company, R.H. Donnelley Inc. and investment partnerships affiliated with The Goldman Sachs Group, Inc (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 3, 2002, Commission File No. 001-07155)

10.26	Letter Agreement dated as of January 3, 2003 among the Company, R.H. Donnelley Inc. and investment partnerships affiliated with The Goldman Sachs Group, Inc (incorporated by reference to Exhibit 10.8 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 17, 2003, Commission File No. 001-07155)

10.27	Letter Agreement, dated as of July 22, 2003 among the Company and investment partnerships affiliated with The Goldman Sachs Group, Inc. (incorporated by reference to Exhibit 10.45 to the Company’s Quarterly Report on Form 10-Q for the three months ended September 30, 2003, filed with the Securities and Exchange Commission on August 13, 2003, Commission File No. 001-07155)

10.28#	Directory Services License Agreement, dated as of January 3, 2003, by and among R.H. Donnelley Publishing & Advertising, Inc. (f/k/a Sprint Publishing & Advertising, Inc.), CenDon L.L.C., R.H. Donnelley Directory Company (f/k/a Centel Directory Company), Sprint Corporation, Sprint Directory Trademark Company, LLC and the Sprint Local Telecommunications Division (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 17, 2003, Commission File No. 001-07155)

Exhibit No.	Document

10.29#	Trademark License Agreement, dated as of January 3, 2003, by and among Sprint Directory Trademark Company, LLC, R.H. Donnelley Publishing & Advertising, Inc. (f/k/a Sprint Publishing & Advertising, Inc.), CenDon L.L.C. and R.H. Donnelley Directory Company (f/k/a Centel Directory Company) (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 17, 2003, Commission File No. 001-07155)

10.30#	Publisher Trademark License Agreement, dated as of January 3, 2003, by and among R.H. Donnelley Publishing & Advertising, Inc. (f/k/a Sprint Publishing & Advertising, Inc.), R.H. Donnelley Directory Company (f/k/a Centel Directory Company) and Sprint Corporation (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 17, 2003, Commission File No. 001-07155)

10.31	Non-Competition Agreement, dated as of January 3, 2003, by and among the Company, R.H. Donnelley Publishing & Advertising, Inc. (f/k/a Sprint Publishing & Advertising, Inc.), CenDon L.L.C., R.H. Donnelley Directory Company (f/k/a Centel Directory Company), Sprint Corporation and the Sprint Local Telecommunications Division (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 17, 2003, Commission File No. 001-07155)

10.32	Subscriber Listings Agreement, dated as of January 3, 2003, by and among R.H. Donnelley Publishing & Advertising, Inc. (f/k/a Sprint Publishing & Advertising, Inc.), CenDon L.L.C., R.H. Donnelley Directory Company (f/k/a Centel Directory Company), Sprint Corporation and the Sprint Local Telecommunications Division (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 17, 2003, Commission File No. 001-07155)

10.33#	Directory Services License Agreement, dated as of September 1, 2004, among R.H. Donnelley Corporation, R.H. Donnelley Publishing & Advertising of Illinois Partnership (formerly known as The APIL Partners Partnership), DonTech II Partnership, Ameritech Corporation, SBC Directory Operations, Inc. and SBC Knowledge Ventures, L.P. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 3, 2004, Commission File No. 001-07155)

10.34	Non-Competition Agreement, dated as of September 1, 2004, between R.H. Donnelley Corporation and SBC Communications, Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 3, 2004, Commission File No. 001-07155)

10.35	SMARTpages Reseller Agreement, dated as of September 1, 2004, among SBC Communications, Inc., Southwestern Bell Yellow Pages, Inc., SBC Knowledge Ventures, L.P., R.H. Donnelley Corporation, R.H. Donnelley Publishing & Advertising of Illinois Partnership (formerly known as The APIL Partners Partnership) and DonTech II Partnership (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 3, 2004, Commission File No. 001-07155)

Exhibit No.	Document

10.36	Ameritech Directory Publishing Listing License Agreement, dated as of September 1, 2004, among R.H. Donnelley Publishing & Advertising of Illinois Partnership (formerly known as The APIL Partners Partnership), DonTech II Partnership and Ameritech Services Inc. (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 3, 2004, Commission File No. 001-07155)

10.37#	Credit Agreement, dated as of December 6, 2002, among the Company, R.H. Donnelley Inc., R.H. Donnelley Finance Corporation II (subsequently merged with and into R.H. Donnelley Inc.), the several lenders from time to time party thereto, Bear Stearns Corporate Lending Inc. and Citicorp North America, Inc., as joint syndication agents, BNP Paribas and Fleet National Bank, as joint documentation agents, Deutsche Bank Trust Company Americas, as administrative agent, and Deutsche Bank Securities Inc., Salomon Smith Barney Inc. and Bear, Stearns & Co. Inc., as joint lead arrangers and joint book runners (incorporated by reference to Exhibit 10.10 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 17, 2003, Commission File No. 001-07155)

10.38	First Amendment, dated as of December 5, 2003, among the Company, R.H. Donnelley Inc., the financial institutions parties thereto, Deutsche Bank Securities Inc., CitiGroup Global Markets Inc. and Bear, Stearns & Co. Inc., as joint lead arrangers and joint book runners, Bear Stearns Corporate Lending Inc. and Citicorp North America, Inc., as joint syndication agents, BNP Paribas and Fleet National Bank, as documentation agents, and Deutsche Bank Trust Company Americas, as administrative agent, to the Credit Agreement, dated as of December 6, 2002 (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 26, 2004, Commission File No. 001-07155)

10.39#	Amended and Restated Credit Agreement, dated as of September 1, 2004, by and among, R.H. Donnelley Inc., as borrower, R.H. Donnelley Corporation, the lenders from time to time parties thereto, J.P. Morgan Securities Inc. and Bear, Stearns & Co. Inc., as joint lead arrangers and joint bookrunners, JPMorgan Chase Bank and Bear Stearns Corporate Lending Inc., as co-syndication agents, Citicorp North America, Inc. and Goldman Sachs Credit Partners L.P., as co-documentation agents, and Deutsche Bank Trust Company Americas, as administrative agent (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 3, 2004, Commission File No. 001-07155)

10.40	First Amendment, dated as of December 6, 2004, to the Amended and Restated Credit Agreement, dated as of September 1, 2004, by and among R.H. Donnelley Corporation, R.H. Donnelley Inc., the lenders from time to time parties thereto, Deutsche Bank Trust Company Americas, as administrative agent and J.P. Morgan Securities Inc. as sole bookrunner and sole lead arranger and the other agents party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 8, 2004, Commission File No. 001-07155)

10.41	Second Amendment, dated as of January 7, 2005, to the Amended and Restated Credit Agreement, dated as of September 1, 2004, by and among R.H. Donnelley Corporation, R.H. Donnelley Inc., the lenders from time to time parties thereto, Deutsche Bank Trust Company Americas, as administrative agent and the other agents party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 11, 2005, Commission File No. 001-07155)

Exhibit No.	Document

10.42	Amended and Restated Guaranty and Collateral Agreement, dated as of September 1, 2004, by and among R.H. Donnelley Corporation, R.H. Donnelley Inc., R.H. Donnelley APIL, Inc., R.H. Donnelley Publishing & Advertising, Inc., Get Digital Smart.com Inc., R.H. Donnelley Publishing & Advertising of Illinois Partnership, DonTech II Partnership, DonTech Holdings, LLC, and R.H. Donnelley Publishing & Advertising of Illinois Holdings, LLC (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 3, 2004, Commission File No. 001-07155)

10.43	Reaffirmation, dated as of December 6, 2004, by R.H. Donnelley Corporation, R.H. Donnelley Inc. and its subsidiaries in favor of Deutsche Bank Trust Company Americas, as administrative agent (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 8, 2004, Commission File No. 001-07155)

10.44#	Closing Agreement dated as of December 13, 2004 by and between the Company and the Commissioner of the Internal Revenue Service (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 16, 2004, Commission File No. 001-07155)

10.45#	Stock Purchase Agreement dated as of January 10, 2005, by and among R.H. Donnelley Corporation and certain investment partnerships affiliated with The Goldman Sachs Group, Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 11, 2005, Commission File No. 001-07155)

10.46	Registration Rights Agreement, dated as of January 14, 2005, among R.H. Donnelley Corporation and the initial purchasers that are party thereto (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 19, 2005, Commission File No. 001-07155)

31.1*	Certification of Quarterly Report on Form 10-Q for the period ended March 31, 2005 by David C. Swanson, Chief Executive Officer of R.H. Donnelley Corporation under Section 302 of the Sarbanes-Oxley Act

31.2*	Certification of Quarterly Report on Form 10-Q for the period ended March 31, 2005 by Steven M. Blondy, Senior Vice President and Chief Financial Officer R.H. Donnelley Corporation under Section 302 of the Sarbanes-Oxley Act

31.3*	Certification of Quarterly Report on Form 10-Q for the period ended March 31, 2005 by David C. Swanson, Chief Executive Officer for R.H. Donnelley Inc. under Section 302 of the Sarbanes-Oxley Act

31.4*	Certification of Quarterly Report on Form 10-Q for the period ended March 31, 2005 by Steven M. Blondy, Senior Vice President and Chief Financial Officer for R.H. Donnelley Inc. under Section 302 of the Sarbanes-Oxley Act

Exhibit No.	Document

32.1*	Certification of Quarterly Report on Form 10-Q for the period ended March 31, 2005 under Section 906 of the Sarbanes-Oxley Act by David C. Swanson, Chief Executive Officer, and Steven M. Blondy, Senior Vice President and Chief Financial Officer, for R.H. Donnelley Corporation

32.2*	Certification of Quarterly Report on Form 10-Q for the period ended March 31, 2005 under Section 906 of the Sarbanes-Oxley Act by David C. Swanson, Chief Executive Officer, and Steven M. Blondy, Senior Vice President and Chief Financial Officer, for R.H. Donnelley Inc.

*	Filed herewith

^	Management contract or compensatory plan

#	The Company agrees to furnish supplementally a copy of any omitted exhibits or schedules to the Securities and Exchange Commission upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

R.H. DONNELLEY CORPORATION

Date: May 10, 2005	By:	/s/ Steven M. Blondy

Steven M. Blondy
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: May 10, 2005	By:	/s/ Robert A. Gross

Robert A. Gross
Vice President and Controller
(Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

R.H. DONNELLEY INC.

Date: May 10, 2005	By:	/s/ Steven M. Blondy

Steven M. Blondy
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: May 10, 2005	By:	/s/ Robert A. Gross

Robert A. Gross
Vice President and Controller
(Principal Accounting Officer)

Exhibit Index

Exhibit No.	Document

31.1*	Certification of Quarterly Report on Form 10-Q for the period ended March 31, 2005 by David C. Swanson, Chief Executive Officer of R.H. Donnelley Corporation under Section 302 of the Sarbanes-Oxley Act

31.2*	Certification of Quarterly Report on Form 10-Q for the period ended March 31, 2005 by Steven M. Blondy, Senior Vice President and Chief Financial Officer R.H. Donnelley Corporation under Section 302 of the Sarbanes-Oxley Act

31.3*	Certification of Quarterly Report on Form 10-Q for the period ended March 31, 2005 by David C. Swanson, Chief Executive Officer for R.H. Donnelley Inc. under Section 302 of the Sarbanes-Oxley Act

31.4*	Certification of Quarterly Report on Form 10-Q for the period ended March 31, 2005 by Steven M. Blondy, Senior Vice President and Chief Financial Officer for R.H. Donnelley Inc. under Section 302 of the Sarbanes-Oxley Act

32.1*	Certification of Quarterly Report on Form 10-Q for the period ended March 31, 2005 under Section 906 of the Sarbanes-Oxley Act by David C. Swanson, Chief Executive Officer, and Steven M. Blondy, Senior Vice President and Chief Financial Officer, for R.H. Donnelley Corporation

32.2*	Certification of Quarterly Report on Form 10-Q for the period ended March 31, 2005 under Section 906 of the Sarbanes-Oxley Act by David C. Swanson, Chief Executive Officer, and Steven M. Blondy, Senior Vice President and Chief Financial Officer, for R.H. Donnelley Inc.

*	Filed herewith