Form 10-Q
period 2005-09-30
R H DONNELLEY CORP; DONNELLEY R H INC
filed 2005-11-09
CIK 30419, 1065310

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005
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
Indicate by check mark whether registrant is an accelerated filer Yes ☑ No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Title of Class	Shares Outstanding at November 1, 2005
Common Stock, par value $1 per share	31,857,423
Commission file number 333-59287
R.H. DONNELLEY INC. *
(Exact name of registrant as specified in its charter)

Delaware	36-2467635

(State of Incorporation)	(I.R.S. Employer Identification No.)

1001 Winstead Drive, Cary, N.C.	27513

(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code           (919) 297-1600

• R.H. Donnelley Inc. is a wholly owned subsidiary of R.H. Donnelley Corporation. R.H. Donnelley Inc. meets the conditions set forth in General Instructions H(1)(a) and (b) of Form 10-Q and is therefore filing this report with respect to R.H. Donnelley Inc. with the reduced disclosure format. R.H. Donnelley Inc. became subject to the filing requirements of Section 15(d) on October 1, 1998 in connection with the public offer and sale of its 9 1/8% Senior Subordinated Notes, which were redeemed in full on February 6, 2004. In addition, R.H. Donnelley Inc. is the obligor of 8 7/8% Senior Notes due 2010 and 10 7/8% Senior Subordinated Notes due 2012 and is subject to the filing requirements of Section 15(d) as a result of such notes. As of November 1, 2005, 100 shares of R.H. Donnelley Inc. common stock, no par value, were outstanding.

R.H. DONNELLEY CORPORATION

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements
Consolidated Balance Sheets (Unaudited)
R.H. Donnelley Corporation and Subsidiaries
Consolidated Balance Sheets (Unaudited)

	September 30,	December 31,
(in thousands, except share and per share data)	2005	2004

Assets
Current Assets
Cash and cash equivalents	$5,461	$10,755
Accounts receivable
Billed	107,634	112,107
Unbilled	335,882	376,419
Allowance for doubtful accounts and sales claims	(31,284)	(33,093)

Net accounts receivable	412,232	455,433
Deferred directory costs	78,940	116,517
Other current assets	37,174	40,604

Total current assets	533,807	623,309

Fixed assets and computer software, net	48,478	37,686
Other non-current assets	106,130	102,628
Intangible assets, net	2,851,062	2,905,330
Goodwill	319,014	309,969

Total Assets	$3,858,491	$3,978,922

Liabilities, Redeemable Convertible Preferred Stock and Shareholders’ (Deficit) Equity
Current Liabilities
Accounts payable and accrued liabilities	$53,747	$70,341
Accrued interest	39,031	10,021
Deferred directory revenue	422,524	381,424
Current portion of long-term debt	118,457	162,011

Total current liabilities	633,759	623,797

Long-term debt	2,988,383	2,965,331
Deferred income taxes, net	152,114	118,820
Other non-current liabilities	44,099	36,878

Total liabilities	3,818,355	3,744,826

Commitments and contingencies

Redeemable convertible preferred stock (liquidation preference of $124,630 at September 30, 2005 and $234,886 at December 31, 2004)	115,250	216,111

Shareholders’ (Deficit) Equity
Common stock, par value $1 per share, 400,000,000 shares authorized, 51,621,894 shares issued	51,622	51,622
Additional paid-in capital	9,399	107,103
Warrants outstanding	13,758	13,758
(Accumulated deficit) retained earnings	(2,762)	3,855
Treasury stock, at cost, 19,765,082 shares at September 30, 2005 and 20,137,361 shares at December 31, 2004	(163,532)	(163,603)
Accumulated other comprehensive income	16,401	5,250

Total shareholders’ (deficit) equity	(75,114)	17,985

Total Liabilities, Redeemable Convertible Preferred Stock and Shareholders’ (Deficit) Equity	$3,858,491	$3,978,922

The accompanying notes are an integral part of the consolidated financial statements.

Consolidated Statements of Operations and Comprehensive Income (Loss) (Unaudited)
R.H. Donnelley Corporation and Subsidiaries
Consolidated Statements of Operations and Comprehensive Income (Loss) (Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
(in thousands, except per share data)	2005	2004	2005	2004

Net revenue	$255,214	$144,405	$695,521	$432,853

Expenses
Operating expenses	114,411	59,287	323,247	170,266
General and administrative expenses	16,587	13,689	44,570	41,648
Depreciation and amortization	21,484	17,009	63,747	46,348

Total expenses	152,482	89,985	431,564	258,262

Partnership income	—	19,266	—	77,967

Operating income	102,732	73,686	263,957	252,558

Interest expense, net	(58,227)	(43,157)	(173,930)	(120,951)

Income before income taxes	44,505	30,529	90,027	131,607

Provision for income taxes	17,358	12,055	35,112	51,981

Net income	27,147	18,474	54,915	79,626

Preferred dividend	2,977	5,501	9,215	16,180
Loss on repurchase of redeemable convertible preferred stock	—	—	133,681	—

Income (loss) available to common shareholders	$24,170	$12,973	$(87,981)	$63,446

Earnings (loss) per share
Basic	$0.65	$0.32	$(2.78)	$1.57

Diluted	$0.62	$0.31	$(2.78)	$1.51

Shares used in computing earnings (loss) per share
Basic	31,808	31,341	31,685	31,208

Diluted	33,750	32,676	31,685	32,452

Comprehensive Income (Loss)
Net income	$27,147	$18,474	$54,915	$79,626
Unrealized gain (loss) on interest rate swaps, net of tax	7,268	(3,349)	11,152	(188)

Comprehensive income	$34,415	$15,125	$66,067	$79,438

The accompanying notes are an integral part of the consolidated financial statements.

Consolidated Statements of Cash Flows (Unaudited)
R.H. Donnelley Corporation and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)

	Nine months ended
	September 30,
(amounts in thousands)	2005	2004

Cash Flows from Operating Activities
Net income	$54,915	$79,626
Reconciliation of net income to net cash provided by operating activities:
Depreciation and amortization	63,747	46,348
Deferred income taxes	43,324	51,981
Provision for bad debts	21,224	11,125
Other non-cash charges	16,938	14,782
Changes in assets and liabilities, net of effects from acquisition:
Cash in excess of partnership income	—	1,426
Decrease (increase) in accounts receivable	21,977	(1,691)
Decrease (increase) in other assets	46,730	(96)
Increase in accounts payable and accrued liabilities	11,547	37,646
Increase in deferred directory revenue	41,100	23,504
(Decrease) increase in other non-current liabilities	(7,159)	59,052

Net cash provided by operating activities	314,343	323,703

Cash Flows from Investing Activities
Additions to fixed assets and computer software	(20,473)	(12,104)
Acquisitions, net of cash received	—	(1,413,620)

Net cash used in investing activities	(20,473)	(1,425,724)

Cash Flows from Financing Activities
Proceeds from the issuance of debt, net of costs	291,056	1,318,947
Borrowings under Revolver	263,000	36,600
Revolver repayments	(281,200)	(6,300)
Repurchase of redeemable convertible preferred stock	(277,197)	—
Debt repayments	(302,147)	(261,919)
(Decrease) increase in checks not yet presented for payment	(362)	3,648
Proceeds from employee stock option exercises	7,686	6,215

Net cash (used in) provided by financing activities	(299,164)	1,097,191

Decrease in cash and cash equivalents	(5,294)	(4,830)
Cash and cash equivalents, beginning of year	10,755	7,722

Cash and cash equivalents, end of period	$5,461	$2,892

Supplemental Information:
Cash paid (received):
Interest	$133,798	$85,647

Income taxes, net	508	(71,365)

The accompanying notes are an integral part of the consolidated financial statements.

Notes to Consolidated Financial Statements (Unaudited)
R.H. Donnelley Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
(tabular amounts in thousands, except per share data)
1. Business and Basis of Presentation
The interim consolidated financial statements of R.H. Donnelley Corporation and its direct and indirect wholly owned subsidiaries (the “Company”, “RHD”, “we”, “us” and “our”) have been prepared in accordance with the instructions to Quarterly Report on Form 10-Q and should be read in conjunction with the financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2004 (“2004 10-K”). The results of interim periods are not necessarily indicative of results for the full year or any subsequent period. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair statement of financial position, results of operations and cash flows at the dates and for the periods presented have been included.
We are a leading yellow pages publisher and local online search company. We publish Sprint®-branded directories in 18 states, with major markets including Las Vegas, Nevada and Orlando and Lee County, Florida, with a total distribution of approximately 18 million serving approximately 160,000 local and national advertisers. We also publish SBC®-branded directories in Illinois and Northwest Indiana, with a total distribution of approximately 10 million serving approximately 100,000 local and national advertisers. We also offer online city guides and search web sites in all of our Sprint markets under the Best Red Yellow Pages® brand at www.bestredyp.com and in the Chicagoland area at www.chicagolandyp.com.
On October 3, 2005, we entered into a definitive agreement to acquire Dex Media, Inc. (“Dex Media”). Under the terms of the agreement, each issued and outstanding share of Dex Media common stock will be converted into the right to receive $12.30 in cash and 0.24154 of a share of RHD common stock. In aggregate, the current Dex Media shareholders will receive approximately $1,850 million in cash and 36.4 million shares of RHD common stock. The transaction is expected to be complete in the first quarter of 2006, subject to regulatory approval and certain closing conditions. See Note 13, “Subsequent Events” for a further description of the merger.
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
Before the SBC Directory Acquisition, we recognized our 50% share of DonTech net income as partnership income in our consolidated statements of operations. DonTech reported commission revenue based on the annual value of a sales contract in the period the contract was executed (calendar sales) and reported expenses as incurred. Partnership income also included revenue participation income from SBC. Revenue participation income was based on DonTech advertising sales and was reported when a sales contract was executed with a customer. Our investment in DonTech and the revenue participation receivable from SBC had been reported as partnership investment on the consolidated balance sheet prior to the SBC Directory Acquisition. As a result of the SBC Directory Acquisition, SBC ceased paying us revenue participation income, we now consolidate all net profits from DonTech and we eliminated our DonTech partnership investment. Consequently, partnership income was no longer reported commencing on September 1, 2004. Rather, following the SBC Directory Acquisition, the revenues, expenses and income of the acquired SBC Directory Business are directly recorded in our statement of operations.
Cash and Cash Equivalents. Cash equivalents include liquid investments with a maturity of less than three months at their time of purchase. We place our investments with high quality financial institutions. At times, such investments may be in excess of federally insured limits.
Accounts Receivable. Accounts receivable consist of balances owed to us by our advertising customers. Advertisers typically enter into a 12-month contract for their advertising. Most local advertisers are billed a pro rata amount of their contract value on a monthly basis. On behalf of national advertisers, Certified Marketing Representatives (“CMRs”) pay to the Company the total contract value of their advertising, net of their commission, within 60 days after the publication month. Billed receivables represent the amount that has been billed to advertisers. Unbilled receivables represent contractually owed amounts for published directories that have yet to be billed to advertisers. Billed and unbilled receivables are recorded net of an allowance for doubtful accounts and sales claims, estimated based on historical experience on a directory-by-directory basis. We increase or decrease this estimate as information or circumstances indicate that the estimate may no longer accurately represent the amount of bad debts and sales claims we may incur.

In connection with the SBC Directory Acquisition, we entered into a transition services agreement with SBC whereby SBC billed and collected from our advertising customers in the Illinois and Northwest Indiana directories and remitted collections (net of specified holdback) to us through early 2005. On a monthly basis commencing September 1, 2004, SBC provided an advance to us related to those billings, and as such, we recorded an advance from SBC that was decreased as SBC collected from our advertisers, thus satisfying that liability. In the first quarter of 2005, we assumed all responsibility for billing and collections from our advertising customers in the Illinois and Northwest Indiana directories.
Deferred Financing Costs. Certain costs associated with the issuance of debt instruments are capitalized and included in other non-current assets on the consolidated balance sheet. These costs are amortized to interest expense over the terms of the respective debt agreements. The “bond outstanding” method is used to amortize deferred financing costs relating to debt instruments with respect to which we make accelerated principal payments. Other deferred financing costs are amortized using the straight-line method. Amortization of deferred financing costs included in interest expense was $4.2 million and $3.1 million for the three months ended September 30, 2005 and 2004, respectively, and $12.2 million and $10.2 million for the nine months ended September 30, 2005 and 2004, respectively.
Advertising Expense. We recognize advertising expenses as incurred. These expenses include public relations, media, on-line advertising and other promotional and sponsorship costs. Total advertising expense was $4.6 million and $2.3 million for the three months ended September 30, 2005 and 2004, respectively, and $13.5 million and $8.1 million for the nine months ended September 30, 2005 and 2004, respectively.
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
The remaining approximately 15% of our directory advertising revenue is derived from the sale of advertising to national or large regional chains, such as rental car companies, automobile repair shops and pizza delivery businesses. Substantially all of the revenue derived through national accounts is serviced through CMRs with which we contract. CMRs are independent third parties that act as agents for national advertisers. The CMRs are responsible for billing the national customers for their advertising. We receive payment for the value of advertising placed in our directory, net of the CMR’s commission, directly from the CMR. While we are still exposed to credit risk, the amount of losses from these accounts historically has been less than the local accounts as the advertisers, and in some cases the CMRs, tend to be larger companies with greater financial resources than local advertisers.
At September 30, 2005, we had interest rate swap agreements with major financial institutions with a notional value of $1,355 million. We are exposed to credit risk in the event that one or more of the counterparties to the agreements does not, or cannot, meet their obligation. The notional amount is used to measure interest to be paid or received and does not represent the amount of exposure to credit loss. The loss would be limited to the amount that would have been received, if any, over the remaining life of the swap agreement. The counterparties to the swap agreements are major financial institutions with credit ratings of A or higher. We do not currently foresee a material credit risk associated with these swap agreements; however, no assurances can be given.
Derivative Financial Instruments. We do not use derivative financial instruments for trading or speculative purposes. Our derivative financial instruments are limited to interest rate swap agreements used to manage exposure to fluctuations in interest rates on variable rate debt. These agreements effectively convert $1,355 million of our variable rate debt to fixed rate debt, mitigating our exposure to increases in interest rates. Under the terms of the swap agreements, we receive variable interest based on the three-month LIBOR and pay a weighted average fixed rate of 3.19%. The swaps mature at varying dates beginning October 2005 through September 2009. The weighted average rate received was 3.49% and 3.07% during the three and nine months ended September 30, 2005, respectively. These periodic payments and receipts are recorded as interest expense.

The interest rate swaps have been designated as cash flow hedges to hedge three-month LIBOR-based interest payments on $1,355 million of bank debt. To the extent the swaps provide an effective hedge, changes in the fair value of the swaps are recorded in other comprehensive income. Any ineffectiveness is recorded through earnings. As of September 30, 2005, our interest rate swaps provided an effective hedge of the three-month LIBOR-based interest payments on $1,355 million of bank debt, and no ineffectiveness was included in earnings.
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
Under the guidance of EITF 03-6, diluted EPS is calculated by dividing income (loss) allocable to common shareholders by the weighted average common shares outstanding plus dilutive potential common stock. Potential common stock includes stock options, stock appreciation rights (“SARs”) and warrants, the dilutive effect of which is calculated using the treasury stock method, and our 8% redeemable convertible cumulative preferred stock (“Preferred Stock”), the dilutive effect of which is calculated using the “if-converted” method. The calculation of basic and diluted earnings (loss) per share for the three and nine months ended September 30, 2005 and 2004 is presented below.

	Three months ended		Nine months ended
	September 30,		September 30,
	2005	2004	2005	2004

Basic EPS—Two-Class Method
Income (loss) available to common shareholders	$24,170	$12,973	$(87,981)	$63,446
Amount allocable to common shareholders (1)	86%	77%	100%	77%

Income (loss) allocable to common shareholders	20,786	9,989	(87,981)	48,853
Weighted average common shares outstanding	31,808	31,341	31,685	31,208

Basic earnings (loss) per share, Two-Class Method	$0.65	$0.32	$(2.78)	$1.57

Diluted EPS
Income (loss) available to common shareholders	$24,170	$12,973	$(87,981)	$63,446
Amount allocable to common shareholders (1)	86%	77%	100%	77%

Income (loss) allocable to common shareholders	20,786	9,989	(87,981)	48,853
Weighted average common shares outstanding	31,808	31,341	31,685	31,208
Dilutive effect of stock awards (2)	1,942	1,335	—	1,244
Dilutive effect of Preferred Stock assuming conversion (2)	—	—	—	--

Weighted average diluted shares outstanding	33,750	32,676	31,685	32,452

Diluted earnings (loss) per share	$0.62	$0.31	$(2.78)	$1.51

(1)	31,808 / (31,808 + 5,182) and 31,341 / (31,341 + 9,575) for the three months ended September 30, 2005 and 2004, respectively, and 31,208 / (31,208 + 9,575) for the nine months ended September 30, 2004. In computing EPS using the two-class method, we have not allocated the net loss for the nine months ended September 30, 2005 between common and preferred shareholders since preferred shareholders do not have a contractual obligation to share in the net loss.

(2)	The effect of all stock awards for the nine months ended September 30, 2005 and the assumed conversion of the Preferred Stock in the three and nine months ended September 30, 2005 and 2004 were anti-dilutive and therefore are not included in the calculation of diluted EPS.
See Note 13, “Subsequent Events” for information regarding our intention to repurchase the outstanding shares of Preferred Stock. Upon consummation of the repurchase, the Company will no longer utilize the two-class method for EPS computations.

Employee Stock Awards. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock Based Compensation, the Company accounts for its employee stock compensation plans using the intrinsic value-based method prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”) and related interpretations. Compensation expense related to the issuance of stock options to employees or non-employee directors is only recognized if the exercise price of the stock option is less than the fair market value of the underlying stock at the measurement date. Compensation expense related to SARs is measured at the end of each period in the amount by which the quoted market value of the underlying shares covered by the grant exceeds the grant price recognized over the vesting term.
The Company grants stock awards to eligible employees that are subject to specific vesting conditions. These stock awards have an accelerated vesting feature associated with employee retirement, allowing for the immediate exercise of stock awards without providing any future service. For pro forma reporting purposes, the Company follows the nominal vesting period approach, which requires the recognition of compensation expense over the vesting period and, if an employee terminates by reason of retirement before the end of the vesting period, any remaining unrecognized compensation cost is recognized at the date of retirement. SFAS No. 123(R), Share-Based Payment, specifies that an award is vested when the employee’s retention of the award is no longer contingent on providing subsequent service (the “non-substantive vesting period approach”). This would be the case for awards that vest when employees retire and for awards that are granted to retirement eligible employees. Accordingly, related compensation cost must be recognized immediately for awards granted to retirement eligible employees or over the period from the grant date to the date retirement eligibility is achieved, if that is expected to occur during the nominal vesting period.
We will continue to follow the nominal vesting period approach for (1) any new stock awards granted prior to adopting SFAS No. 123(R) and (2) the remaining portion of unvested outstanding awards after adopting SFAS No. 123(R). Upon adoption of SFAS No. 123(R), we will apply the non-substantive vesting period approach to new grants that have retirement eligibility provisions. The Company is currently assessing the impact of this change in approach.
Grants were made in October 2002 of 1.5 million non-qualified stock options (“Founders Grant”) to certain employees, including senior management, in connection with the SPA Acquisition. These options were granted with an exercise price equal to the fair market value of the Company’s common stock on the grant date. However, the award of these options was contingent upon the successful closing of the SPA Acquisition. Therefore, these options were subject to forfeiture until January 3, 2003, by which time the fair market value of the Company’s common stock exceeded the exercise price. Accordingly, these options are accounted for as compensatory options, and we are recognizing non-cash compensation expense over the vesting period of the options. We recognized non-cash compensation expense related to these stock options of $0.3 million and $0.2 million for the three-month periods ended September 30, 2005 and 2004, respectively, and $0.8 million for both the nine-month periods ended September 30, 2005 and 2004.
On July 28, 2004, the Company granted 0.9 million SARs to certain employees, including senior management, in connection with the SBC Directory Acquisition. On February 24, 2005, the Company granted 0.5 million SARs to certain employees, not including senior management, under the Company’s 2001 Stock Award and Incentive Plan. The SARs were granted with an exercise price equal to the fair market value of the Company’s common stock on the grant date. The maximum appreciation of each SAR is 100% of the initial exercise price. In accordance with APB 25 and FIN 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans, we recognize non-cash compensation expense at the end of each period in the amount by which the quoted market value of the underlying shares covered by the grant exceeds the grant price over the vesting term. We recognized non-cash compensation expense related to these SARs of $1.4 million and $3.6 million during the three and nine months ended September 30, 2005, respectively, and $0.3 million for both the three and nine months ended September 30, 2004.

The following table reflects the pro forma net income (loss) and earnings (loss) per share for the three and nine months ended September 30, 2005 and 2004, respectively, assuming we applied the fair value method of SFAS No. 123, Accounting for Stock-Based Compensation. The pro forma disclosures shown are not necessarily representative of the effects on net income (loss) and earnings (loss) per share in future years.

	Three months ended		Nine months ended
	September 30,		September 30,
	2005	2004	2005	2004

Net income, as reported	$27,147	$18,474	$54,915	$79,626

Add: Stock-based compensation expense included in reported net income, net of related tax effects	1,055	133	2,699	468

Less: Stock-based compensation expense that would have been included in the determination of net income if the fair value method had been applied to all awards, net of related tax effects	(2,041)	(1,796)	(5,749)	(3,753)

Pro forma net income	26,161	16,811	51,865	76,341
Loss on repurchase of preferred stock	—	—	133,681	—
Preferred dividend	2,977	5,501	9,215	16,180

Pro forma income (loss) available to common shareholders	$23,184	$11,310	$(91,031)	$60,161

Basic earnings (loss) per share
As reported	$0.65	$0.32	$(2.78)	$1.57
Pro forma	$0.63	$0.28	$(2.87)	$1.48

Diluted earnings (loss) per share
As reported	$0.62	$0.31	$(2.78)	$1.51
Pro forma	$0.59	$0.27	$(2.87)	$1.43
The pro forma information was determined based on the fair value of stock awards calculated using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2005	2004

Dividend yield	0%	0%
Expected volatility	30%	27%
Risk-free interest rate	3.9%	3.2%
Expected holding period	5.0 years	4.0 years
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

New Accounting Pronouncements. On December 16, 2004, the Financial Accounting Standards Board (“FASB”) issued Statement No. 123 (Revised 2004), or Statement 123(R), Share-Based Payment, which is a revision of Statement No. 123, Accounting for Stock-Based Compensation. Statement 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. The approach in Statement 123(R) is similar to the approach described in Statement 123; however, Statement 123(R) requires companies to calculate the fair value of all share-based payments to employees, including grants of employee stock options, and amortize that amount over the vesting period as an expense through the statement of operations. Pro forma disclosure, as allowed under Statement No. 123, will no longer be a permitted alternative. Statement 123(R) offers a choice of transition methods including Modified Prospective and Modified Retrospective (to all prior periods or interim periods in year of adoption).
On April 14, 2005, the Securities and Exchange Commission (“SEC”) announced the adoption of a new rule that amends the compliance dates for Statement 123(R). The SEC’s new rule allows companies to implement Statement No. 123(R) at the beginning of their next fiscal year, instead of the next reporting period, that begins after June 15, 2005. The Company currently intends to adopt Statement 123(R) effective January 1, 2006 using the Modified Prospective application method. The Company originally intended to early adopt Statement 123(R) in the third quarter of 2005, however because the FASB is currently addressing various implementation matters regarding the Statement, we determined to postpone adoption until January 1, 2006.
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
The primary purpose of each acquisition was to facilitate the Company’s transformation from a sales agent and pre-press vendor for yellow pages advertising to a leading publisher of yellow pages directories with control over its business and thereby increase shareholder value. The acquisitions were accounted for as purchase business combinations in accordance with SFAS 141, Business Combinations. Each purchase price was allocated to the related tangible and identifiable intangible assets acquired and liabilities assumed based on their respective estimated fair values on the acquisition dates. Certain long-term intangible assets were identified and recorded at their estimated fair value. Identifiable intangible assets acquired include directory services agreements between the Company and Sprint and the Company and SBC, customer relationships and acquired trademarks and trade names. In accordance with SFAS 142, Goodwill and Other Intangible Assets, the fair values of the identifiable intangible assets are being amortized over their estimated useful lives in a manner that best reflects the economic benefits derived from such assets. Goodwill is not amortized but is subject to impairment testing on an annual basis. See Note 4, “Intangible Assets and Goodwill,” for a further description of our intangible assets and goodwill.
Under purchase accounting rules, we did not assume or record the deferred revenue balance associated with SBC Directory Business of $204.1 million at September 1, 2004 or the deferred revenue balance of the SPA Directory Business of $315.9 million at January 3, 2003. These amounts represented revenue that would have been recognized subsequent to each acquisition under the deferral and amortization method in the absence of purchase accounting. Accordingly, we did not and will not record revenue associated with directories that were published prior to each acquisition, as well as directories that were published in the month each acquisition was completed. Although the deferred revenue balances were eliminated, we retained all the rights associated with the collection of amounts due under and contractual obligations of the advertising contracts executed prior to the acquisitions. As a result, the billed and unbilled accounts receivable balances acquired in both acquisitions became assets of the Company.

Also under purchase accounting rules, we did not assume or record the deferred directory costs related to those directories that were published prior to each acquisition as well as directories that published in the month each acquisition was completed, totaling $175.8 million for SBC-branded directories and $63.3 million for Sprint-branded directories, respectively. These costs represented deferred operating expenses that would have been recognized subsequent to the acquisitions under the deferral and amortization method in the absence of purchase accounting. Please refer to Note 13, “Subsequent Events,” for information regarding the merger of our Company and Dex Media.
4. Intangible Assets and Goodwill
As a result of the SBC Directory Acquisition and the SPA Acquisition, certain long-term intangible assets were identified and recorded at their estimated fair value. Amortization expense was $18.1 million and $14.6 million for the three months ended September 30, 2005 and 2004, respectively, and $54.3 million and $39.5 million for the nine months ended September 30, 2005 and 2004, respectively. The acquired long-term intangible assets and their respective book values at September 30, 2005 are shown in the table below.

	Directory
	Services	Local Customer	National CMR
	Agreements	Relationships	Relationships	Trade names	Total

Initial fair value:
SBC	$952,500	$90,000	$55,000	$—	$1,097,500
Sprint	1,625,000	200,000	60,000	30,000	1,915,000

Total	2,577,500	290,000	115,000	30,000	3,012,500
Accumulated amortization	(110,500)	(36,666)	(8,772)	(5,500)	(161,438)

Net intangible assets	$2,467,000	$253,334	$106,228	$24,500	$2,851,062

Directory services agreements between SBC and the Company include a directory services license agreement, a non-competition agreement, a SMARTpages reseller agreement and a directory publishing listing agreement (collectively, “SBC Directory Services Agreements”) with certain affiliates of SBC. The directory services license agreement designates us as the official and exclusive provider of yellow pages directory services for SBC (and its incumbent local exchange carrier (“ILEC”) successors) in Illinois and Northwest Indiana (the “Territory”), grants us the exclusive license (and obligation as specified in the agreement) to produce, publish and distribute white pages directories in the Territory as SBC’s (and its ILEC successors) agent and grants us the exclusive license (and obligation as specified in the agreement) to use the SBC (and its ILEC successors) brand and logo on print directories in the Territory. The non-competition agreement prohibits SBC (and its affiliates and successors), with certain limited exceptions, from (1) producing, publishing and distributing yellow and white pages print directories in the Territory, (2) soliciting or selling local or national yellow or white pages advertising for inclusion in such directories, and (3) soliciting or selling local Internet yellow pages advertising for certain Internet yellow pages directories in the Territory or licensing SBC marks to any third party for that purpose. The SMARTpages reseller agreement gives us the exclusive right to sell local Internet yellow pages advertising and the non-exclusive right to sell Internet yellow pages advertising with respect to geographies outside the Territory to any advertiser (excluding national advertisers) located inside the Territory onto SBC’s SMARTpages.com platform. This exclusive right also applies to SBC’s successor platform, YellowPages.com. The directory publishing listing license agreement gives us the right to purchase and use basic SBC subscriber listing information and updates for the purpose of publishing directories. The SBC Directory Services Agreements (other than the SMARTpages reseller agreement) have initial terms of 50 years, subject to automatic renewal and early termination under specified circumstances. The SMARTpages reseller agreement has a term of 5 years. The fair value assigned to the SBC Directory Services Agreements and the SMARTpages reseller agreement of $950.0 million and $2.5 million, respectively, was based on the present value of estimated future cash flows and is being amortized under the straight-line method over the indicated terms.

Directory services agreements between Sprint and the Company include a directory services license agreement, a trademark license agreement and a non-competition agreement (collectively “SPA Directory Services Agreements”) with certain affiliates of Sprint. The directory services license agreement grants us the exclusive license (and obligation as specified in the agreement) to produce, publish and distribute yellow and white pages directories for Sprint (and its ILEC successors) in 18 states where Sprint provided local telephone service at the time of the agreement. The trademark license agreement grants us the exclusive license (and obligation as specified in the agreement) to use certain specified Sprint (and its ILEC successors) trademarks, including the Sprint diamond logo, in those markets, and the non-competition agreement prohibits Sprint (and its affiliates and successors) in those markets from selling local directory advertising, with certain limited exceptions, or producing, publishing and distributing print directories. The SPA Directory Services Agreements have initial terms of 50 years, subject to automatic renewal and early termination under specified circumstances. The fair value of these agreements was determined based on the present value of estimated future cash flows and is being amortized under the straight-line method over 50 years.
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
The excess purchase price for the SBC Directory Acquisition and the SPA Acquisition over the net tangible and identifiable intangible assets acquired of $222.0 million, which includes the adjustment below, and $97.0 million, respectively, was recorded as goodwill. During the first quarter of 2005, we recorded an adjustment increasing goodwill from the SBC Directory Acquisition by approximately $9.0 million relating to a restructuring plan associated with SBC Directory Acquisition. See Note 8, “Restructuring Charges.” In accordance with SFAS 142, Goodwill and Other Intangible Assets, goodwill is not amortized, but is subject to periodic impairment testing. No impairment losses were recorded during this period.
5. Partnership Income and Investment
Before the SBC Directory Acquisition, partnership income included our 50% share of the net profits of DonTech and revenue participation income received directly from SBC, which was based on the value of advertising sales. As a result of the SBC Directory Acquisition, SBC ceased paying us revenue participation income, we now consolidate all net profits from DonTech and our DonTech partnership investment was eliminated. Consequently, partnership income was no longer reported commencing September 1, 2004. Rather, following the SBC Directory Acquisition, the revenues, expenses and income of the acquired SBC Directory Business are directly recorded in our statement of operations. Partnership income from DonTech for the three and nine-months ended September 30, 2004 consisted of the following:

	Three months ended	Nine months ended
	September 30, 2004	September 30, 2004

50% share of DonTech net profits	$3,405	$12,777
Revenue participation income	15,861	65,190

Total DonTech income	$19,266	$77,967

6. Long-Term Debt
Long-term debt at September 30, 2005 and December 31, 2004 consisted of the following:

	September 30, 2005	December 31, 2004

Credit Facility	$1,881,840	$2,202,342
8.875% Senior Notes due 2010	325,000	325,000
10.875% Senior Subordinated Notes due 2012	600,000	600,000
6.875% Senior Notes due 2013	300,000	—

Total	3,106,840	3,127,342
Less current portion	118,457	162,011

Long-term debt	$2,988,383	$2,965,331

Our Senior Secured Credit Facility, as amended and restated (“Credit Facility”), consists of a $700 million Term Loan A-2, a $200 million Term Loan A-3, a $1,450 million Term Loan D and a $175 million Revolving Credit Facility (the “Revolver”) for an aggregate facility of $2,525 million. Term Loans A-2, A-3 and D require quarterly principal payments. As of September 30, 2005, the outstanding balances of Term Loans A-2, A-3 and D were $313.4 million, $115.9 million and $1,429.5 million, respectively, and $23.0 million was outstanding under the Revolver. The Revolver, Term Loans A-2 and A-3 mature in December 2009, and Term Loan D matures in June 2011. The Credit Facility provides for a new Term Loan C for potential borrowings up to $400 million. Such proceeds, if borrowed, may be used to fund acquisitions, for retirement of Notes (defined below) and for redemption of and payment of dividends on the Preferred Stock, subject to certain limitations. Substantially all of our assets, including the capital stock of our subsidiaries, are pledged as collateral to secure our obligations under the Credit Facility and the Senior Notes (defined below).
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
The weighted average interest rate of outstanding debt under the Credit Facility was 5.70% and 4.25% as of September 30, 2005 and 2004, respectively.
R.H. Donnelley Inc. has outstanding $325 million of 8.875% Senior Notes due 2010 (“Senior Notes”) and $600 million of 10.875% Senior Subordinated Notes due 2012 (“Subordinated Notes”). Interest is paid on these notes semi-annually on June 15 and December 15.
On January 14, 2005, R.H. Donnelley Corporation issued $300 million of 6.875% Senior Notes (“Holdco Notes” and collectively with the Senior Notes and the Subordinated Notes, the “Notes”), the proceeds of which were used to redeem approximately 50% of the then outstanding Preferred Stock from certain investment partnerships affiliated with The Goldman Sachs Group, Inc. (collectively, the “GS Funds”), pay transaction costs and repay debt associated with our Credit Facility. Interest is payable on the Holdco Notes semi-annually in arrears on January 15 and July 15 of each year, commencing July 15, 2005. The Holdco Notes are unsecured obligations of the Company and mature on January 15, 2013. In connection with the issuance of the Holdco Notes, we completed an exchange offer in June 2005.
On February 6, 2004, R.H. Donnelley Corporation redeemed the remaining aggregate principal amount of the 9.125% Senior Subordinated Notes due 2008 totaling $21.2 million at a redemption price of 104.563% of the principal amount thereof, plus accrued and unpaid interest. In the nine months ended September 30, 2004, we recorded interest expense related to these notes of $1.2 million, consisting of a premium over par value paid at redemption of $1.0 million, plus the write-off of $0.2 million of unamortized deferred financing costs.

The Credit Facility and the indentures governing the Notes contain usual and customary restrictive covenants that, among other things, place limitations on our ability to (i) incur additional indebtedness, including capital leases and liens; (ii) pay dividends and repurchase our capital stock; (iii) enter into mergers, consolidations, acquisitions, asset dispositions and sale-leaseback transactions; (iv) make capital expenditures; (v) issue capital stock of our subsidiaries; and (vi) engage in transactions with our affiliates, in each case subject to certain exceptions. The Credit Facility also contains financial covenants relating to maximum consolidated leverage, minimum interest coverage and maximum senior secured leverage as defined therein.
See Note 13, “Subsequent Events” regarding long-term debt and the related financing associated with the Dex Media merger.
7. Redeemable Convertible Preferred Stock and Warrants
We have 10 million shares of preferred stock authorized for issuance. At September 30, 2005 and December 31, 2004, we had 100,301 and 200,604 shares of Preferred Stock outstanding, respectively. The Preferred Stock, and any accrued and unpaid dividends, are convertible by the GS Funds into common stock at any time after issuance at a price of $24.05 per share and earn a cumulative dividend of 8% compounded quarterly. We could not pay cash dividends on the Preferred Stock through September 30, 2005, during which time the dividend accreted. After October 1, 2005, we intend to pay the Preferred Stock dividend in cash, subject to any limitations under our Credit Facility, although we could allow it to accrete, at our option. In connection with the issuance of the Preferred Stock, we also issued warrants to purchase 1.65 million shares of our common stock with exercise prices ranging between $26.28 and $28.62, which are exercisable at any time during a five-year term.
We may redeem the Preferred Stock in cash at any time on or after January 3, 2006 if the market price (as defined) of our common stock exceeds 200% of the conversion price for 30 of 45 consecutive trading days. The Preferred Stock is redeemable in cash by us at any time on or after January 3, 2013 and in cash, common stock or a combination of both after January 3, 2018. The Preferred Stock is redeemable in cash at the option of the GS Funds in the event of a Change in Control (as defined). At September 30, 2005 and December 31, 2004, the liquation value (including accrued and unpaid dividends) of the Preferred Stock was $124.6 million and $234.9 million, respectively, and at September 30, 2005, the Preferred Stock was convertible into approximately 5.2 million shares of common stock. Except in the case of a Change in Control (as defined), the cash redemption price of the Preferred Stock at any time is the Liquidation Preference (as defined). In the event we elect to redeem the Preferred Stock, the GS Funds can effectively preclude our redemption by converting their Preferred Stock into common stock within a prescribed period following our notice of redemption. Upon conversion, the GS Funds would continue to have the right to appoint directors (or an observer) to our Board until such time as the common stock beneficially owned by the GS Funds or their affiliates falls below certain thresholds, but would cease to have all other rights associated with the Preferred Stock, including their right to receive preferred dividends and other preferential distributions.
The net proceeds received from the issuance of Preferred Stock were allocated to the Preferred Stock, warrants and the beneficial conversion feature (“BCF”) of the Preferred Stock based on their relative fair values. The fair value of the Preferred Stock was estimated using the “dividend discount” method, which determines the fair value based on the discounted cash flows of the security. The BCF is a function of the conversion price of the Preferred Stock, the fair value of the warrants and the fair market value of the underlying common stock on the date of issuance. In connection with the issuance of our Preferred Stock and each subsequent quarterly dividend date, a BCF was recorded because the fair value of the underlying common stock at the time of issuance was greater than the conversion price of the Preferred Stock. The BCF is treated as a deemed dividend because the Preferred Stock was convertible into common stock immediately after issuance. The Preferred Stock dividend for the three and nine-months ended September 30, 2005 of $3.0 million and $9.2 million, respectively, consisted of the stated 8% dividend of $2.5 million and $7.6 million, respectively, and a BCF of $0.5 million and $1.6 million, respectively. The Preferred Stock dividend for the three and nine-months ended September 30, 2004 of $5.5 million and $16.2 million, respectively, consisted of the stated 8% dividend of $4.5 million and $13.3 million, respectively, and a BCF of $1.0 million and $2.9 million, respectively.

On January 14, 2005, we repurchased approximately 50% of our outstanding Preferred Stock from the GS Funds for $277.2 million in cash. In order to fund this repurchase, on January 14, 2005, we issued $300 million of Holdco Notes. See Note 6, “Long-Term Debt,” for a further discussion of the financing associated with this transaction. In connection with the Preferred Stock repurchase, we recorded a reduction in earnings available to common shareholders on the Consolidated Statements of Operations and Comprehensive Income of $133.7 million to reflect the loss on the repurchase of these shares for the nine-months ended September 30, 2005. The excess of the cash paid to the GS Funds over the carrying amount of the repurchased Preferred Stock, plus the amount previously recognized for the BCF associated with these shares has been recognized as the loss on repurchase. Such amount represents a return to the GS Funds and, therefore has been treated in a manner similar to the treatment of the Preferred Stock dividend.
The Company also entered into a Stock Purchase and Support Agreement (the “Stock Purchase Agreement”), dated as of October 3, 2005, with the GS Funds, pursuant to which the Company agreed to repurchase the 100,301 shares of Preferred Stock held by the GS Funds (the “GS Repurchase”), which represents all the of the outstanding shares of Preferred Stock, for an aggregate purchase price equal to: (i) the product of $64.00 and the number of shares of the Company’s common stock into which the outstanding shares of the Preferred Stock was convertible as of (and including) September 30, 2005; plus (ii) an amount equal to the amount of cash dividends that would have accrued on the outstanding shares of the Preferred Stock had the parties not entered into the Stock Purchase Agreement from and after October 1, 2005 through and including the earlier of the date on which the transactions contemplated in the Stock Purchase Agreement are completed and January 3, 2006. The purchase price is subject to adjustment pursuant to the Stock Purchase Agreement if the GS Repurchase is not completed on or before January 3, 2006.
Upon completion of the GS Repurchase, the GS Funds’ right to elect two directors to the Company’s board of directors and the other rights afforded to the GS Funds under the terms of the Preferred Stock and related agreements will be terminated. Under the Stock Purchase Agreement, the GS Funds would retain their warrants to purchase approximately 1.65 million shares of the Company’s common stock.
See Note 13, “Subsequent Events” for additional information regarding the repurchase of the Preferred Stock as well as the Company’s merger with Dex Media.
8. Restructuring Charges
Following the SPA Acquisition, we consolidated publishing and technology operations, sales offices and administrative personnel and relocated the headquarters functions in Overland Park, Kansas and Purchase, New York to Cary, North Carolina. Approximately 140 people were affected by the relocation of the headquarters functions in Overland Park, Kansas and Purchase, New York, of which 75 were included in the restructuring reserve. The remaining 65 people relocated with the Company. In 2003, $9.5 million was charged to earnings primarily representing severance and related costs associated with the consolidation of the publishing and technology operations, sales offices and administrative personnel and the relocation of our headquarters. In the second and third quarters of 2004, additions to the reserve of $0.7 million and $0.1 million, respectively, were recorded representing adjustments to previous severance and related cost estimates. Payments for relocation of $0.6 million have been made during the nine months ended September 30, 2005. An additional reserve of $2.1 million was recorded during the second quarter of 2004, representing the estimated fair value of the remaining lease payments, net of estimated sub-lease income, on the former headquarters office lease in New York. Net payments of $0.2 million and $0.6 million were made with respect to the former headquarters office lease during the three and nine months ended September 30, 2005, respectively, and payments of $0.2 million and $0.3 million were made during the three and nine months ended September 30, 2004, respectively. The remaining payments will be made through 2006.
In 2003, a $2.2 million reserve was recorded, with an offsetting charge to goodwill, representing the closure of the pre-press publishing facility operated by SPA in Blountville, Tennessee. The reserve represented the remaining lease payments, net of estimated sub-lease income, on the pre-press facility. Payments of $0.2 million were made with respect to the former pre-press publishing facility during the nine months ended September 30, 2005 and payments of $0.2 million and $0.5 million were made during the three and nine months ended September 30, 2004, respectively. The remaining payments will be made through 2012.

During the first quarter of 2005, we completed a restructuring relating to the integration of the SBC Directory Business. Approximately 63 employees have been affected by the restructuring; 57 were terminated during the first quarter of 2005, and 6 were relocated to our corporate headquarters in Cary, North Carolina. Additionally, we vacated certain of our leased facilities in Chicago, Illinois. We estimated the costs associated with the terminated employees and the abandonment of certain of our leased facilities to be approximately $8.7 million and such costs were charged against goodwill during the first quarter of 2005. Payments of $0.7 million and $2.0 million were made with respect to leases and severance during the three and nine months ended September 30, 2005, respectively. The remaining lease payments will be made through 2012. All other costs associated with the restructuring plan were estimated to be approximately $0.2 million and are being charged to earnings as incurred.
The table below shows the activity in our restructuring reserve during the three and nine months ended September 30, 2005.

Three months
Ended September 30,
2005

Balance at June 30, 2005	$9,682
Payments, net	(942)

Balance at September 30, 2005	$8,740

Nine months
Ended September 30,
2005

Balance at December 31, 2004.	$3,461
Additions	8,828
Payments, net	(3,549)

Balance at September 30, 2005	$8,740

9. Benefit Plans
Retirement Plans. We have a cash balance defined benefit pension plan covering substantially all employees with at least one year of service. The benefits to be paid to employees are based on age, years of service and a percentage of total annual compensation. The percentage of compensation allocated to a retirement account ranges from 3.0% to 12.5% depending on age and years of service (“cash balance benefit”). Benefits for certain employees who were participants in the predecessor The Dun & Bradstreet Corporation (“D&B”) defined benefit pension plan are also determined based on the participant’s average compensation and years of service (“final average pay benefit”) and benefits to be paid will equal the greater of the final average pay benefit or the cash balance benefit. Pension costs are determined on an annual basis using the projected unit credit actuarial cost method. Our funding policy is to contribute an amount at least equal to the minimum legal funding requirement. We were not required to make and have not made any contributions for the three and nine-month periods ended September 30, 2005. In addition, no contributions were required or made in 2004. The underlying pension plan assets are invested in diversified portfolios consisting primarily of equity and debt securities. A measurement date of December 31 is used for the majority of our plan assets.
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

In connection with the SBC Directory Acquisition, we assumed DonTech’s benefit plans. Information presented below for the three and nine-months ended September 30, 2005 includes combined amounts for the Company’s benefit plans and DonTech’s benefit plans. Information presented below for the three and nine-months ended September 30, 2004 excludes amounts relating to the DonTech benefit plans. The retirement plans of the Company and DonTech are similar in nature and both share in a Master Trust. In accordance with SFAS 132, Employers’ Disclosures About Pensions and Other Postretirement Benefits (Revised 2003), the following table provides the components of net periodic benefit cost for the three and nine-months ended September 30, 2005 and 2004:

	Pension Benefits
	Three months		Nine months
	Ended September 30,		Ended September 30,
	2005	2004	2005	2004

Service cost	$1,183	$900	$3,867	$2,700
Interest cost	1,610	963	4,796	2,889
Expected return on plan assets	(2,091)	(1,458)	(6,271)	(4,374)
Unrecognized prior service cost	28	27	104	81
Amortization of unrecognized loss	343	138	983	414

Net periodic benefit cost	$1,073	$570	$3,479	$1,710

	Postretirement Benefits
	Three months		Nine months
	Ended September 30,		Ended September 30,
	2005	2004	2005	2004

Service cost	$187	$113	$563	$339
Interest cost	273	165	817	495
Unrecognized prior service cost	240	130	720	390
Amortization of unrecognized loss	25	32	75	96

Net periodic benefit cost	$725	$440	$2,175	$1,320

As previously disclosed in our 2004 Form 10-K, we expect to make payments of approximately $0.9 million and $0.1 million to our postretirement medical plan and our PBEP, respectively, in 2005.
Savings Plan. We offer a defined contribution savings plan to substantially all employees and contribute $0.50 for each dollar contributed by a participating employee, up to a maximum of 6% of each participating employee’s salary (including bonus and commissions). Effective July 1, 2005, DonTech’s defined contribution savings plan was merged into RHD’s defined contribution savings plan.

10. Business Segments
During 2004, we revised our historical segment reporting to reflect the change in our business that resulted from the SBC Directory Acquisition and to reflect how management now reviews and analyzes the business. Our business of publishing yellow pages directories is now conducted in one operating segment. All pre-press publishing services and other ancillary services previously performed on behalf of other publishers are performed entirely on behalf of the directories we now publish. As a result of the SBC Directory Acquisition, SBC ceased paying us revenue participation income, we consolidate all net profits from DonTech and we eliminated our partnership investment in DonTech. Consequently, partnership income was no longer reported commencing on September 1, 2004 and, accordingly, the previously reported DonTech operating segment is no longer applicable.
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
In November 1996, the company then known as The Dun & Bradstreet Corporation separated through a spin-off (“1996 Distribution”) into three separate public companies: The Dun and Bradstreet Corporation, ACNielsen Corporation (“ACNielsen”), and Cognizant Corporation (“Cognizant”). In June 1998, The Dun & Bradstreet Corporation separated through a spin-off (“1998 Distribution”) into two separate public companies: R.H. Donnelley Corporation (formerly The Dun & Bradstreet Corporation) and a new company that changed its name to The Dun & Bradstreet Corporation. Later in 1998, Cognizant separated through a spin-off (“Cognizant Distribution”) into two separate public companies: IMS Health Incorporated (“IMS”), and Nielsen Media Research, Inc. (“NMR”). In September 2000, The Dun & Bradstreet Corporation separated into two separate public companies: Moody’s Corporation, (“Moody’s”) (formerly The Dun & Bradstreet Corporation), and a new company that changed its name to The Dun & Bradstreet Corporation. As a result of the form of R.H. Donnelley Corporation’s separation from The Dun & Bradstreet Corporation in 1998, we are the corporate successor of and technically the defendant and taxpayer referred to below as D&B with respect to any matter accruing prior to September 30 1998.
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

On February 1, 2005, the U.S. District Court for the Southern District of New York entered a final judgment against IRI dismissing IRI’s claims with prejudice and on the merits. IRI filed a notice of appeal to the Second Circuit Court of Appeals. The appeal has been fully briefed, and was argued before the Court on October 18, 2005. We are uncertain when the Court may rule on the appeal or what the Court’s ruling may be. Due to the dismissal of this matter and several layers of indemnity described above, our disclosure regarding this matter will be relatively brief.
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
In December 2004, the Court entered an order that barred IRI from arguing that defendant’s pricing practices or discounts were illegal or anti-competitive unless it could satisfy a specified burden of proof. In response to this ruling, in a press release, IRI stated, in relevant part, “without this evidence, IRI believes that little would be left of IRI’s case to take to trial.” As a result, IRI asked the Court to enter a final judgment against it so that it could take an immediate appeal to the Second Circuit. Defendants did not object to this request. As noted above, the case was dismissed by the District Court and IRI has filed an appeal. The appeal has been fully briefed, and was argued before the Court on October 18, 2005.
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
Tax Matters
D&B entered into global tax-planning initiatives in the normal course of its business, primarily through tax-free restructurings of both its foreign and domestic operations (collectively, “Legacy Tax Matters”). The IRS is currently disputing certain tax positions taken with respect to the Legacy Tax Matters. The status of these Legacy Tax Matters is summarized below, including the settlement of the matter described below under “Royalty Expense Deductions — 1993-1997.”
Pursuant to a series of tax sharing and other agreements (collectively, “Tax Sharing Agreements”) relating to the spin-offs and separations referred to above, IMS and NMR are jointly and severally liable for, and must pay one-half of, and D&B and Moody’s are jointly and severally liable for, and must pay the other half of, any amounts resulting from the Legacy Tax Matters summarized below under “Royalty Expense Deductions 1993-1997” and D&B and Moody’s are jointly and severally liable for all amounts resulting from the Legacy Tax Matters summarized below under “Amortization and Royalty Expense Deductions/Royalty Income — 1997-1998.”
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
While we cannot assure you as to the outcome of these Legacy Tax Matters (other than the settled portion of the Royalty Expense Matter), management presently believes that D&B and Moody’s have sufficient financial resources, borrowing capacity and, where applicable, indemnity rights against IMS and NMR (who succeeded to Cognizant’s indemnity obligations under the Cognizant Distribution) and IMS and NMR in turn have sufficient financial resources and borrowing capacity to satisfy their respective indemnity obligations to D&B and Moody’s, so as to reimburse us for any payments we may be required to make and related costs we may incur in connection with these Legacy Tax Matters. Therefore, management presently believes that the ultimate resolution of these Legacy Tax Matters would not have a material adverse effect on the Company’s results of operations, cash flows or financial condition.
Royalty Expense Deductions — 1993 - 1997
Beginning in the second quarter of 2003, D&B received (on our behalf) a series of communications from the IRS proposing adjustments with respect to a partnership transaction entered into in 1993. Specifically, the IRS proposed to disallow certain royalty expense deductions claimed by D&B on its 1993 through 1997 tax returns. The IRS also separately challenged the tax treatment of certain royalty payments received by that partnership and proposed reallocating certain partnership income to D&B. These matters are collectively referred to herein as the Royalty Expense Matter.

In July 2005, we (as the taxpayer of record) entered into a settlement agreement with the IRS resolving the disallowance of the 1995 and 1996 royalty expense deductions portion of the Royalty Expense Matter. Accordingly, hereafter, we will no longer report on the Royalty Expense Matter, other than any developments material to us with respect to (a) the pending dispute between our indemnitors, and (b) tax years 1993, 1994 or 1997, in each case as described further below. On September 27, 2005, the IRS issued two bills to D&B (on our behalf) with respect to this settlement. The 1995 bill totaled $53.6 million and the 1996 bill totaled $82.2 million. These amounts have been paid directly to the IRS by our indemnitors.
While this matter has now been settled with the IRS, each of the relevant parties have consented to the settlement without prejudice to certain claims they may have against each other based upon the prior tender of the initial settlement agreement by us and D&B and the refusal to consent thereto by IMS and NMR during 2004, as disclosed in prior periodic reports. In fact, D&B and Moody’s each have paid what each believes is more than its allocable share of this settlement required by the Tax Sharing Agreements; however, their indemnity obligations to us require that they make such payments on our behalf and then pursue any claims against IMS and NMR.
IMS has alleged various breaches of our and D&B’s obligations under the Tax Sharing Agreements related to D&B’s management and attempted settlement of this matter with the IRS. In addition to “reserving its rights” against us and D&B, IMS has urged NMR (which is in direct contractual privity with us) to assert breaches of contract and to terminate the indemnity obligations of IMS and NMR under the Tax Sharing Agreements generally.
We and our legal counsel, understand D&B and their legal counsel, believe that neither NMR nor IMS have any right or the legal basis to terminate their indemnity obligations under the Tax Sharing Agreements, and that any attempt by them to do so will be found to be without merit, although we cannot assure you with respect to the ultimate outcome of that issue or with respect to the timing of its resolution. We understand that if D&B is not able to resolve these disputes through the negotiation process contemplated by the Tax Sharing Agreements that it intends to commence arbitration proceedings against IMS and NMR to enforce its rights to be reimbursed for those excess payments under the Tax Sharing Agreements.
The 1993, 1994, and 1997 royalty expense deduction portions of the Royalty Expense Matter were not part of the settlement and remain pending before the IRS.
With regard to tax years 1993 and 1994, we understand that D&B estimates that the disallowance of the royalty expense deductions for those years would result in a loss to it of approximately $20.0 million in pending tax refunds. We understand that D&B has filed a protest with respect to the 1993 and 1994 tax refunds, and intends to attempt to resolve this matter with the IRS before proceeding to litigation, if necessary.
With regard to tax year 1997, we understand that D&B estimates that an adverse determination by the IRS could negatively impact cash flow by approximately $1.7 million (net of tax benefits).
Amortization and Royalty Expense Deductions/Royalty Income — 1997 - 1998
In the fourth quarter of 2003, D&B received (on our behalf) IRS notices of proposed adjustment with respect to a partnership transaction entered into in 1997. The IRS asserted that certain amortization expense deductions claimed by D&B on its 1997 and 1998 tax returns should be disallowed.
In April 2004, D&B received (on our behalf) proposed notices of deficiency from the IRS, proposing adjustments with respect to the same 1997 partnership transaction consistent with the notices of proposed adjustment. We understand that D&B filed protests relating to this matter for the 1997 and 1998 tax years with the IRS Office of Appeals. During the third quarter of 2004, D&B was informed by the IRS Office of Appeals that the 1997 and 1998 tax years were being returned to the Examination Division of the IRS for further development of the issues.

In addition, the IRS has asserted that royalty expense deductions, claimed by D&B on its tax returns for 1997 and 1998 for royalties paid to the partnership should be disallowed. The IRS also has asserted that the receipt of these same royalties by the partnership should be reallocated to and reported as royalty income by D&B, including the portions of the royalties that were allocated to third party partners in the partnership, and, thus, included in their taxable income. We understand that D&B believes that the IRS’ stated positions with respect to the treatment of the royalty expense and royalty income are mutually inconsistent, making it unlikely that the IRS will prevail on both of the positions. We also understand that D&B nonetheless believes that the IRS may seek to issue notices with respect to both of these inconsistent positions.
We understand that D&B estimates that its additional tax liability as a result of the disallowance of the 1997 and 1998 amortization deductions could be up to $43.4 million (tax, interest and penalties, net of tax benefits).
In the event the IRS were to prevail on both positions with respect to the royalty expense and royalty income, which D&B believes unlikely, D&B estimates that the additional tax liability to it as a result of the disallowance of the 1997 and 1998 royalty expense deductions and the inclusion of the reallocated royalty income for all relevant years could be up to $143.7 million (tax, interest and penalties, net of tax benefits), which would be in addition to the $43.4 million noted above related to the amortization expense deduction.
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
Other Matters
The Company is exposed to potential defamation and breach of privacy claims arising from our publication of directories and our methods of collecting, processing and using advertiser and telephone subscriber data. If such data was determined to be inaccurate or if data stored by us was improperly accessed and disseminated by us or by unauthorized persons, the subjects of our data and users of that data we collect and publish could submit claims against the Company. Although to date we have not experienced any material claims relating to defamation or breach of privacy, we may be party to such proceedings in the future that could have a material adverse effect on our business.
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

12. Guarantees
R.H. Donnelley Inc. is a direct wholly owned subsidiary of R.H. Donnelley Corporation and the issuer of the Senior Notes and Subordinated Notes. R.H. Donnelley Corporation and the direct and indirect 100% owned subsidiaries of R.H. Donnelley Inc. jointly and severally, fully and unconditionally, guarantee these debt instruments. The Holdco Notes were issued by R.H. Donnelley Corporation as of January 14, 2005 and are not guaranteed by any of the Company’s subsidiaries. At September 30, 2005 and December 31, 2004, R.H. Donnelley Inc.’s direct wholly owned subsidiaries were R.H. Donnelley Publishing & Advertising, Inc., R.H. Donnelley APIL, Inc., DonTech Holdings, LLC, The DonTech II Partnership, R.H. Donnelley Publishing & Advertising of Illinois Holdings, LLC, R.H. Donnelley Publishing & Advertising of Illinois Partnership and Get Digital Smart.com Inc.
As of September 30, 2005, R.H. Donnelley Corporation had issued and outstanding 100,301 shares of its Preferred Stock. See Note 7, “Redeemable Convertible Preferred Stock and Warrants,” for a further description of the terms of the Preferred Stock and the related dividend requirements.
See Note 11, “Litigation,” for a description of various legal proceedings in which the Company is involved and related contingencies.
R.H. Donnelley Corporation receives dividends from R.H. Donnelley Inc. for the payment of income taxes and certain other public company matters. Dividends in these periods were not material.
In general, substantially all of the net assets of the Company and its subsidiaries are restricted from being paid as dividends to any third party, and our subsidiaries are restricted from paying dividends, loans or advances to R.H. Donnelley Corporation with very limited exceptions, under the terms of our Credit Facility. See Note 6, “Long-Term Debt,” for a further description of our debt instruments.

R.H. Donnelley Corporation
Consolidating Condensed Balance Sheet
September 30, 2005

	R.H. Donnelley	R.H. Donnelley			Consolidated
	Corporation	Inc.	Guarantor		R.H. Donnelley
	(Parent)	(Issuer)	Subsidiaries	Eliminations	Corporation
Assets

Cash and cash equivalents	$21	$1,201	$4,239	$—	$5,461
Accounts receivable, net	—	—	412,232	—	412,232
Intercompany receivables	—	718,393	932,104	(1,650,497)	—
Deferred directory costs	—	—	78,940	—	78,940
Other current assets	—	12,342	71,457	(46,625)	37,174

Total current assets	21	731,936	1,498,972	(1,697,122)	533,807

Investment in subsidiaries	808,896	1,534,178	—	(2,343,074)	—
Fixed assets, net	—	42,741	5,737	—	48,478
Other assets	11,688	98,788	17,189	(21,535)	106,130
Intercompany notes & other receivables	—	1,817,396	—	(1,817,396)	—
Intangible assets, net	—	—	2,851,062	—	2,851,062
Goodwill	—	—	319,014	—	319,014

Total assets	$820,605	$4,225,039	$4,691,974	$(5,879,127)	$3,858,491

Liabilities, Preferred Stock and Shareholders’ (Deficit) Equity

Accounts payable & accrued liabilities	$4,297	$64,102	$24,400	$(21)	$92,778
Deferred directory revenue	—	—	422,524	—	422,524
Intercompany payables	476,172	456,462	717,863	(1,650,497)	—
Current portion LTD.	—	118,457	—	—	118,457

Total current liabilities	480,469	639,021	1,164,787	(1,650,518)	633,759

Long-term debt	300,000	2,688,383	—	—	2,988,383
Intercompany notes & other payables	—	—	1,817,396	(1,817,396)	—
Deferred income taxes, net	—	58,221	162,032	(68,139)	152,114
Other long-term liabilities	—	30,518	13,581	—	44,099

Redeemable convertible preferred stock	115,250	—	—	—	115,250

Shareholders’ (deficit) equity.	(75,114)	808,896	1,534,178	(2,343,074)	(75,114)

Total liabilities, preferred stock and shareholders’ (deficit) equity	$820,605	$4,225,039	$4,691,974	$(5,879,127)	$3,858,491

R.H. Donnelley Corporation
Consolidating Condensed Balance Sheet
December 31, 2004

	R.H.
	Donnelley	R.H.			Consolidated
	Corporation	Donnelley Inc.	Guarantor		R.H. Donnelley
	(Parent)	(Issuer)	Subsidiaries	Eliminations	Corporation
Assets

Cash and cash equivalents	$—	$6,008	$4,747	$—	$10,755
Accounts receivable, net	—	—	455,433	—	455,433
Deferred directory costs	—	—	155,959	(39,442)	116,517
Other current assets	—	18,456	693,933	(671,785)	40,604

Total current assets	—	24,464	1,310,072	(711,227)	623,309

Investment in subsidiaries	234,096	1,895,478	—	(2,129,574)	—
Fixed assets, net	—	31,125	6,562	(1)	37,686
Other assets	—	101,061	1,567	—	102,628
Notes receivable	—	2,124,745	—	(2,124,745)	—
Intangible assets, net	—	—	2,905,026	304	2,905,330
Goodwill	—	—	309,969	—	309,969

Total assets	$234,096	$4,176,873	$4,533,196	$(4,965,243)	$3,978,922

Liabilities, Preferred Stock and Shareholders’ Equity

Accounts payable and accrued liabilities	$—	$366,086	$45,091	$(330,815)	$80,362
Deferred directory revenue	—	—	381,424	—	381,424
Current portion LTD.	—	162,011	111,840	(111,840)	162,011

Total current liabilities	—	528,097	538,355	(442,655)	623,797

Long-term debt	—	3,314,522	2,012,905	(2,362,096)	2,965,331
Deferred income taxes, net	—	70,612	53,366	(5,158)	118,820
Other long-term liabilities	—	29,546	33,092	(25,760)	36,878

Redeemable convertible preferred stock	216,111	—	—	—	216,111

Shareholders’ equity	17,985	234,096	1,895,478	(2,129,574)	17,985

Total liabilities, preferred stock and shareholders’ equity	$234,096	$4,176,873	$4,533,196	$(4,965,243)	$3,978,922

R.H. Donnelley Corporation
Consolidating Condensed Statement of Operations
For the Three Months Ended September 30, 2005

	R.H.				Consolidated
	Donnelley	R.H.			R.H.
	Corporation	Donnelley Inc.	Guarantor		Donnelley
	(Parent)	(Issuer)	Subsidiaries	Eliminations	Corporation

Net revenue	$—	$(5,920)	$255,212	$5,922	$255,214
Expenses	—	17,315	129,898	5,269	152,482

Operating income (loss)	—	(23,235)	125,314	653	102,732

Equity earnings in Subsidiaries	30,477	51,940	—	(82,417)	—
Interest expense, net	(5,350)	(8,637)	(44,240)	—	(58,227)

Pre-tax income	25,127	20,068	81,074	(81,764)	44,505
Income tax (benefit) expense.	(2,020)	(10,409)	29,134	653	17,358

Net income	27,147	30,477	51,940	(82,417)	27,147
Preferred dividend	(2,977)	—	—	—	(2,977)

Income available to common shareholders	$24,170	$30,477	$51,940	$(82,417)	$24,170

R.H. Donnelley Corporation
Consolidating Condensed Statement of Operations
For the Three Months Ended September 30, 2004

	R.H.	R.H.			Consolidated
	Donnelley	Donnelley			R.H.
	Corporation	Inc.	Guarantor		Donnelley
	(Parent)	(Issuer)	Subsidiaries	Eliminations	Corporation

Net revenue	$—	$3,105	$149,610	$(8,310)	$144,405
Expenses	—	(29,389)	135,643	(16,269)	89,985
Partnership income	—	3,405	23,820	(7,959)	19,266

Operating income	—	35,899	37,787	—	73,686

Equity earnings in Subsidiaries	18,474	(14,533)	—	(3,941)	—
Interest expense, net	—	(43,157)	—	—	(43,157)

Pre-tax income (loss)	18,474	(21,791)	37,787	(3,941)	30,529
Income tax (benefit) expense.	—	(40,265)	52,320	—	12,055

Net income (loss)	18,474	18,474	(14,533)	(3,941)	18,474
Preferred dividend	(5,501)	—	—	—	(5,501)

Income (loss) available to common shareholders	$12,973	$18,474	$(14,533)	$(3,941)	$12,973

R.H. Donnelley Corporation
Consolidating Condensed Statement of Operations
For the Nine Months Ended September 30, 2005

	R.H.				Consolidated
	Donnelley	R.H.			R.H.
	Corporation	Donnelley Inc.	Guarantor		Donnelley
	(Parent)	(Issuer)	Subsidiaries	Eliminations	Corporation

Net revenue	$—	$58	$695,463	$—	$695,521
Expenses	38	25,095	407,134	(703)	431,564

Operating income (loss)	(38)	(25,037)	288,329	703	263,957

Equity earnings in Subsidiaries	64,447	93,553	—	(158,000)	—
Interest expense, net	(15,267)	(22,667)	(135,996)	—	(173,930)

Pre-tax income	49,142	45,849	152,333	(157,297)	90,027
Income tax (benefit) expense.	(5,773)	(18,598)	58,780	703	35,112

Net income	54,915	64,447	93,553	(158,000)	54,915
Preferred dividend	(9,215)	—	—	—	(9,215)
Loss on repurchase of preferred stock	(133,681)	—	—	—	(133,681)

(Loss) income available to common shareholders	$(87,981)	$64,447	$93,553	$(158,000)	$(87,981)

R.H. Donnelley Corporation
Consolidating Condensed Statement of Operations
For the Nine Months Ended September 30, 2004

					Consolidated
	R.H. Donnelley	R.H.			R.H.
	Corporation	Donnelley Inc.	Guarantor		Donnelley
	(Parent)	(Issuer)	Subsidiaries	Eliminations	Corporation

Net revenue	$—	$12,971	$428,192	$(8,310)	$432,853
Expenses	—	16,380	258,151	(16,269)	258,262
Partnership income	—	12,777	73,149	(7,959)	77,967

Operating income	—	9,368	243,190	—	252,558

Equity earnings in Subsidiaries	79,626	148,794	—	(228,420)	—
Interest expense, net	—	(120,951)	—	—	(120,951)

Pre-tax income	79,626	37,211	243,190	(228,420)	131,607
Income tax (benefit) expense	—	(42,415)	94,396	—	51,981

Net income	79,626	79,626	148,794	(228,420)	79,626
Preferred dividend	(16,180)	—	—	—	(16,180)

Income available to common shareholders	$63,446	$79,626	$148,794	$(228,420)	$63,446

R.H. Donnelley Corporation
Consolidating Condensed Statement of Cash Flows
For the Nine Months Ended September 30, 2005

	R.H.	R.H.
	Donnelley	Donnelley			Consolidated
	Corporation	Inc.	Guarantor		R.H. Donnelley
	(Parent)	(Issuer)	Subsidiaries	Eliminations	Corporation

Cash flow from operating activities.	$—	$(25,037)	$339,380	$—	$314,343
Cash flow from investing activities.	—	(19,737)	(736)	—	(20,473)
Cash flow from financing activities:
Proceeds from issuance of debt, net of costs	291,056	—	—	—	291,056
Borrowings under revolver	—	263,000	—	—	263,000
Repurchase of preferred stock	(277,197)	—	—	—	(277,197)
Debt repayments	—	(302,147)	—	—	(302,147)
Revolver repayments	—	(281,200)	—	—	(281,200)
Intercompany transfers	(21,524)	360,314	(338,790)	—	—
Other	7,686	—	(362)	—	7,324

Net cash flow from financing activities	21	39,967	(339,152)	—	(299,164)

Change in cash	21	(4,807)	(508)	—	(5,294)
Cash at beginning of year	—	6,008	4,747	—	10,755

Cash at end of period	$21	$1,201	$4,239	$—	$5,461

R.H. Donnelley Corporation
Consolidating Condensed Statement of Cash Flows
For the Nine Months Ended September 30, 2004

	R.H. Donnelley				Consolidated
	Corporation	R.H. Donnelley Inc.	Guarantor		R.H. Donnelley
	(Parent)	(Issuer)	Subsidiaries	Eliminations	Corporation

Cash flow from operating activities.	$—	$68,076	$452,459	$(196,832)	$323,703
Cash flow from investing activities.	—	(17,398)	(1,408,326)	—	(1,425,724)
Cash flow from financing activities:
Proceeds from the issuance of debt, net of costs	—	1,318,947	—	—	1,318,947
Debt repayments	—	(261,919)	—	—	(261,919)
Revolver repayments	—	(6,300)	—	—	(6,300)
Borrowings under the Revolver	—	36,600	—	—	36,600
Intercompany transfers	—	(1,141,338)	944,506	196,832	—
Other	—	5,790	4,073	—	9,863

Net cash flow from financing activities	—	(48,220)	948,579	196,832	1,097,191

Change in cash	—	2,458	(7,288)	—	(4,830)
Cash at beginning of year	—	6,900	822	—	7,722

Cash at end of period	$—	$9,358	$(6,466)	$—	$2,892

13. Subsequent Events
On October 3, 2005, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Dex Media, which provides for the merger of Dex Media into a newly formed wholly owned subsidiary of the Company (the “Merger”). In the Merger, each issued and outstanding share of common stock of Dex Media will be converted into the right to receive $12.30 in cash and 0.24154 of a share of the Company’s common stock. The Company will assume Dex Media’s outstanding indebtedness as a result of the Merger. Upon completion of the Merger and the transactions contemplated by the Merger Agreement, the Company’s stockholders and Dex Media’s stockholders are expected to own approximately 47% and 53% of the Company’s common stock, respectively, based on the number of shares of the Company and Dex Media outstanding on October 3, 2005.
Completion of the Merger is subject to customary closing conditions, including regulatory approvals and the approval of the Company’s stockholders and Dex Media’s stockholders. The Merger is presently expected to be completed in the first quarter of 2006.
Certain stockholders of Dex Media, who collectively own approximately 52% of Dex Media’s common stock, have entered into support agreements pursuant to which they have agreed to vote specified portions of their voting securities in favor of, and to otherwise support, the Merger. The GS Funds have also agreed to vote all of their voting securities in favor of, and to otherwise support, the Merger.
The Company also entered into the Stock Purchase Agreement with the GS Funds, pursuant to which the Company agreed to repurchase the 100,301 shares of Preferred Stock held by the GS Funds, which represents all of the outstanding shares of Preferred Stock, for an aggregate purchase price equal to: (i) the product of $64.00 and the number of shares of the Company’s common stock into which the outstanding shares of the Preferred Stock was convertible as of (and including) September 30, 2005; plus (ii) an amount equal to the amount of cash dividends that would have accrued on the outstanding shares of the Preferred Stock had the parties not entered into the Stock Purchase Agreement from and after October 1, 2005 through and including the earlier of the date on which the transactions contemplated in the Stock Purchase Agreement are completed and January 3, 2006.
The outstanding shares of Preferred Stock were convertible into approximately 5.2 million shares of the Company’s common stock as of September 30, 2005 and, if the repurchase were to close on January 31, 2006, the Company would repurchase the Preferred Stock for an aggregate price of approximately $337 million in cash including accrued dividends and interest. Completion of the GS Repurchase is subject to customary closing conditions. The agreement to repurchase the Preferred Stock is not conditioned on the completion of the Merger, although the Merger is conditioned on the completion of the GS Repurchase.
Upon completion of the GS Repurchase, the GS Funds’ right to elect two directors to the Company’s board of directors and the other rights afforded to the GS Funds under the terms of the Preferred Stock and related agreements will be terminated, except that the GS Funds would retain their warrants to purchase approximately 1.65 million shares of the Company’s common stock.
The Company has received financing commitments (the “Financing Commitment”) to fund, among other things, the cash portion of the Merger consideration and the GS Repurchase, as follows: (i) $503 million from incremental secured term loan facilities to be made available under the Credit Agreement, dated September 9, 2003, to which Dex Media and certain of its subsidiaries are parties (as amended, the “Dex West Credit Agreement”); (ii) $1,842 million from the issuance of debt securities of the Company or under a bridge facility; and (iii) $250 million from the issuance of debt securities of Dex Media or under a bridge facility, in each case subject to the terms and conditions set forth in the commitment letter pursuant to which the Financing Commitment was made.

The completion of the Merger is expected to result in change of control offers under the governing legal documents of certain of Dex Media’s and its subsidiaries’ existing indebtedness. The Financing Commitment includes the refinancing of such indebtedness that is put back to Dex Media in connection with the change of control offers made as a result of the Merger, subject to the terms and conditions of the Financing Commitment. The Financing Commitment also contemplates refinancing of certain of the Company’s and its subsidiaries’ other existing indebtedness.
The completion of the Merger will also require certain amendments and consents under the Company’s Credit Facility, the Credit Agreement, dated November 8, 2002, to which Dex Media and certain of its subsidiaries are parties (as amended, the “Dex East Credit Agreement”), and the Dex West Credit Agreement. The Financing Commitment is subject to the terms and conditions provided in the commitment letter, pursuant to which the Financing Commitment was made, including, without limitation, the completion of the Merger in accordance with the terms of the Merger Agreement.
On October 3, 2005, we announced the grant of 1.1 million SARs to certain employees, including senior management, in connection with the Merger. These SARs were granted with an exercise of $65 per share and have a seven-year term. The award of these SARs is contingent upon the successful closing of the Merger.

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
Corporate Overview
We are a leading yellow pages publisher and local online search company. We publish Sprint-branded directories in 18 states, with major markets including Las Vegas, Nevada and Orlando and Lee County, Florida, with a total distribution of approximately 18 million serving approximately 160,000 local and national advertisers. We also publish SBC-branded directories in Illinois and Northwest Indiana, with a total distribution of approximately 10 million serving approximately 100,000 local and national advertisers. We also offer online city guides and search web sites in all our Sprint markets under the Best Red Yellow Pages brand at www.bestredyp.com and in the Chicagoland area at www.chicagolandyp.com.
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
On January 3, 2003, we completed the acquisition of the directory business (the “SPA Directory Business”) of Sprint Corporation (now know as Sprint Nextel Corporation, “Sprint”) by acquiring all the outstanding capital stock of the various entities comprising Sprint Publishing & Advertising (“SPA”) (collectively, the “SPA Acquisition”) for $2.23 billion in cash. The acquisition was accounted for as a purchase business combination and the purchase price was allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their respective fair values on the acquisition date. The results of the SPA Directory Business are included in our consolidated results from and after January 3, 2003. The acquired SPA Directory Business now operates as R.H. Donnelley Publishing & Advertising, Inc., an indirect wholly owned subsidiary of the Company.

Recent Developments
On October 3, 2005, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Dex Media, Inc. (“Dex Media”), which provides for the merger of Dex Media into our newly formed wholly owned subsidiary (the “Merger”). In the Merger, each issued and outstanding share of common stock of Dex Media will be converted into the right to receive $12.30 in cash and 0.24154 of a share of our common stock. We will assume Dex Media’s outstanding indebtedness as a result of the Merger. Upon completion of the Merger and the transactions contemplated by the Merger Agreement, our stockholders and Dex Media’s stockholders are expected to own approximately 47% and 53% of the Company’s common stock, respectively, based on the number of shares of the Company and Dex Media outstanding on October 3, 2005.
Completion of the Merger is subject to customary closing conditions, including regulatory approvals and the approval of our stockholders and Dex Media’s stockholders. The Merger is presently expected to be completed in the first quarter of 2006.
Certain stockholders of Dex Media, who collectively own approximately 52% of Dex Media’s common stock, have entered into support agreements pursuant to which they have agreed to vote specified portions of their voting securities in favor of, and to otherwise support, the Merger. The GS Funds have also agreed to vote all of their voting securities in favor of, and to otherwise support, the Merger.
We also entered into a Stock Purchase and Support Agreement (the “Stock Purchase Agreement”), dated as of October 3, 2005, with certain investment partnerships of The Goldman Sachs Group, Inc. (collectively, the “GS Funds”), pursuant to which we agreed to repurchase the 100,301 shares of our 8% redeemable convertible cumulative preferred stock (“Preferred Stock”) held by the GS Funds (the “GS Repurchase”), which represents all of the outstanding shares of Preferred Stock, for an aggregate purchase price equal to: (i) the product of $64.00 and the number of shares of our common stock into which the outstanding shares of the Preferred Stock were convertible as of (and including) September 30, 2005; plus (ii) an amount equal to the amount of cash dividends that would have accrued on the outstanding shares of the Preferred Stock had the parties not entered into the Stock Purchase Agreement from and after October 1, 2005 through and including the earlier of the date on which the transactions contemplated in the Stock Purchase Agreement are completed and January 3, 2006.
The outstanding shares of Preferred Stock were convertible into approximately 5.2 million shares of our common stock as of September 30, 2005 and, if the repurchase were to close on January 31, 2006, we would repurchase the Preferred Stock for an aggregate price of approximately $337 million in cash including accrued dividends and interest. Completion of the GS Repurchase is subject to customary closing conditions. Our agreement to repurchase the Preferred Stock is not conditioned on the completion of the Merger, although the Merger is conditioned on the completion of the GS Repurchase.
Upon completion of the GS Repurchase, the GS Funds’ right to elect two directors to our board of directors and the other rights afforded to the GS Funds under the terms of the Preferred Stock and related agreements will be terminated, except that the GS Funds would retain their warrants to purchase approximately 1.65 million shares of our common stock.
The Company has received financing commitments (the “Financing Commitment”) to fund, among other things, the cash portion of the Merger consideration and the GS Repurchase, as follows: (i) $503 million from incremental secured term loan facilities to be made available under the Credit Agreement, dated September 9, 2003, to which Dex Media and certain of its subsidiaries are parties (as amended, the “Dex West Credit Agreement”); (ii) $1,842 million from the issuance of debt securities of the Company or under a bridge facility; and (iii) $250 million from the issuance of debt securities of Dex Media or under a bridge facility, in each case subject to the terms and conditions set forth in the commitment letter pursuant to which the Financing Commitment was made.
The completion of the Merger is expected to result in change of control offers under the governing legal documents of certain of Dex Media’s and its subsidiaries’ existing indebtedness. The Financing Commitment includes the refinancing of such indebtedness that is put back to Dex Media in connection with the change of control offers made as a result of the Merger, subject to the terms and conditions of the Financing Commitment. The Financing Commitment also contemplates refinancing of certain of the Company’s and its subsidiaries’ other existing indebtedness.

The completion of the Merger will also require certain amendments and consents (the “Amendments”) under our Credit Facility, the Credit Agreement, dated November 8, 2002, to which Dex Media and certain of its subsidiaries are parties (as amended, the “Dex East Credit Agreement”), and the Dex West Credit Agreement. The Financing Commitment is subject to the terms and conditions provided in the commitment letter pursuant to which the Financing Commitment was made, including, without limitation, the completion of the Merger in accordance with the terms of the Merger Agreement.
On January 14, 2005, we repurchased approximately 50% of our outstanding Preferred Stock from the GS Funds, for $277.2 million in cash. In connection with the Preferred Stock repurchase, we recorded a reduction in earnings available to common shareholders of $133.7 million to reflect the loss on the repurchase of these shares. The excess of the cash paid to the GS Funds over the carrying amount of the repurchased Preferred Stock, plus the amount previously recognized for the beneficial conversion feature (“BCF”) associated with these shares has been recognized as the loss on repurchase.
Segment Reporting
During 2004, we revised our historical segment reporting to reflect the change in our business that resulted from the SBC Directory Acquisition and to reflect how management now reviews and analyzes the business. Our business of publishing yellow pages directories is now conducted in one operating segment. All pre-press publishing services and other ancillary services previously performed on behalf of other publishers are performed entirely on behalf of the directories we now publish. As a result of the SBC Directory Acquisition, SBC ceased paying us revenue participation income, we consolidate all net profits from DonTech and we eliminated our partnership investment in DonTech. Consequently, partnership income was no longer reported commencing on September 1, 2004 and, accordingly, the previously reported DonTech operating segment is no longer applicable.
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
Allowance for Doubtful Accounts and Sales Claims
We record our revenue net of an allowance for sales claims. Additionally, we record a provision for bad debts. The provision for bad debts and allowance for sales claims are estimated for each directory based on historical experience. We also evaluate the current condition of our customer balances, bankruptcy filings, any change in credit policy, historical charge-off patterns, recovery rates and other data when determining our allowance for doubtful accounts. We review these estimates periodically to assess whether any additional adjustment is needed based on economic events or other circumstances, including actual experience at the end of the billing and collection cycle with respect to each directory. We believe the allowance for doubtful accounts and sales claims is adequate to cover anticipated losses under current conditions. However, significant deterioration in any of the factors noted above or in the overall economy could materially change these expectations. The provisions for sales claims and doubtful accounts are estimated based on a percentage of revenue.

Pension Benefits
Our pension plan obligations and related assets of the Company’s defined benefit retirement plans and those related to the DonTech employees of the SBC Directory Business are presented in Note 9 of the consolidated financial statements included in Item 1 of this Quarterly Report and Note 10 of the consolidated financial statements included in Item 8 of our Form 10-K. Plan assets consist primarily of marketable equity and debt instruments and are valued using market quotations. Plan obligations and annual pension expense are determined by independent actuaries and through the use of a number of assumptions. Key assumptions in measuring the plan obligations include the discount rate, the rate of future salary increases and the long-term expected return on plan assets. In determining the discount rate, we consider yields on high-quality, fixed-income investments with maturities corresponding to the anticipated timing of the benefit payments. Salary increase assumptions are based upon historical experience and anticipated future management actions. Asset returns are based upon the anticipated average rate of earnings expected on invested funds of the plan over the long-term.
Intangible Assets and Goodwill Valuation and Amortization
Our intangible assets consist of directory services agreements between the Company and each of Sprint and SBC, respectively, established customer relationships and trademarks and trade names, all resulting from the SPA Acquisition and the SBC Directory Acquisition. The intangible assets are being amortized over the period the assets are expected to contribute to the cash flow of the Company, which reflect the expected pattern of benefit. Our recorded goodwill resulted from the SPA Acquisition and the SBC Directory Acquisition and is not subject to amortization but is subject to periodic impairment testing.
The intangible assets are subject to an impairment test in accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-lived Assets (“SFAS 144”), and the goodwill is subject to periodic impairment testing in accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). The Company reviews the carrying value of its intangible assets for impairment at least annually or more frequently whenever events or circumstances indicate that their carrying amounts may not be recoverable. The impairment test for the intangible assets is performed by comparing the carrying amount of the intangible assets to the sum of the undiscounted expected future cash flows. In accordance with SFAS 144, impairment exists if the sum of the future undiscounted cash flows is less than the carrying amount of the intangible asset, or to its related group of assets. Impairment would result in a write-down of the intangible asset to its estimated fair value based on the discounted future cash flows. Goodwill is tested for impairment by comparing the carrying amount of the reporting unit to which it was assigned to the estimated fair value of the reporting unit. In accordance with SFAS 142, impairment exists if the carrying amount of the reporting unit is less than its estimated fair value. Impairment would result in a write-down equal to the difference between the carrying amount and the estimated fair value of the reporting unit.
We used certain estimates and assumptions in our impairment evaluation, including, but not limited to, projected future cash flows, revenue growth, customer attrition levels, and estimated write-offs. As of September 30, 2005, management believes that there was no impairment to the intangible assets or goodwill. However, significant deterioration in our business, the assumptions underlying the impairment evaluations, or in the overall economy, could result in impairment charges in future reporting periods.
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

New Accounting Pronouncements
On December 16, 2004, the Financial Accounting Standards Board (“FASB”) issued Statement No. 123 (Revised 2004), or Statement 123(R), Share-Based Payment, which is a revision of Statement No. 123, Accounting for Stock-Based Compensation. Statement 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. The approach in Statement 123(R) is similar to the approach described in Statement 123; however, Statement 123(R) requires companies to calculate the fair value of all share-based payments to employees, including grants of employee stock options, and amortize that amount over the vesting period as an expense through the statement of operations. Pro forma disclosure, as allowed under Statement No. 123, will no longer be a permitted alternative. Statement 123(R) offers a choice of transition methods including Modified Prospective and Modified Retrospective (to all prior periods or interim periods in year of adoption).
On April 14, 2005, the Securities and Exchange Commission (“SEC”) announced the adoption of a new rule that amends the compliance dates for Statement 123(R). The SEC’s new rule allows companies to implement Statement No. 123(R) at the beginning of their next fiscal year, instead of the next reporting period, that begins after June 15, 2005. The Company currently intends to adopt Statement 123(R) effective January 1, 2006 using the Modified Prospective application method. The Company originally intended to early adopt Statement 123(R) in the third quarter of 2005, however because the FASB is currently addressing various implementation matters regarding the Statement, we determined to postpone adoption until January 1, 2006.

RESULTS OF OPERATIONS
Three and nine months ended September 30, 2005 and 2004
Factors Affecting Comparability
Acquisitions
As a result of the SBC Directory Acquisition and the SPA Acquisition, the related financings and associated purchase accounting, our 2005 reported GAAP results are not comparable to our 2004 reported GAAP results. Under the deferral and amortization method of revenue recognition, the billable value of directories published is recognized as revenue in subsequent reporting periods. However, purchase accounting precluded us from recognizing directory revenue and certain expenses associated with directories that published prior to each acquisition, including all directories published in the month each acquisition was completed. Thus, our reported 2005 and 2004 GAAP results are not indicative of our underlying operating and financial performance. Accordingly, management is presenting adjusted and adjusted pro forma information that, among other things, eliminates the purchase accounting impact on revenue and certain expenses for each acquisition and assumes the SBC Directory Acquisition and related financing occurred at the beginning of 2004. Management believes that the presentation of this adjusted and adjusted pro forma information will help financial statement users better and more easily compare current period underlying operating results against what the combined company performance would more likely have been in the comparable prior period. All of the adjusted and adjusted pro forma amounts disclosed under the caption “Adjusted and Adjusted Pro Forma Amounts and Other Non-GAAP Measures” or elsewhere are non-GAAP measures and are reconciled to the most comparable GAAP measures under that caption below. While we believe the adjusted and adjusted pro forma results reasonably represent results as if the businesses had been combined for the three and nine-month periods ended September 30, 2005 and 2004, respectively, because of differences in the application of accounting policies and practices between the Company and the acquired entities, management does not believe these adjusted and adjusted pro forma amounts are strictly comparable, nor are they necessarily indicative of results for future periods.
Before the SBC Directory Acquisition, we reported our 50% share of DonTech net income as partnership income in our consolidated statement of operations. Partnership income also included revenue participation income from SBC. Revenue participation income was based on DonTech advertising sales and was recognized when a sales contract was executed with a customer. Upon the SBC Directory Acquisition, SBC ceased paying us revenue participation income, we consolidate all net profits of DonTech and we eliminated our partnership investment. Consequently, commencing on September 1, 2004, we no longer report partnership income. During 2004 until the SBC Directory Acquisition, we earned revenue from pre-press publishing and other ancillary services related to the SBC Directory Business and we continued to report partnership income from our investment in DonTech.
GAAP Reported Results
Net Revenue
The components of our net revenue in the three and nine months ended September 30, 2005 and 2004 were as follows:

	Three months Ended			Nine months ended
	September 30,			September 30,
(amounts in millions)	2005	2004	$ Change	2005	2004	$ Change

Gross directory advertising revenue	$255.1	$141.2	$113.9	$694.2	$420.4	$273.8
Sales allowances	(2.5)	(1.6)	(0.9)	(6.7)	(4.6)	(2.1)

Net directory advertising revenue	252.6	139.6	113.0	687.5	415.8	271.7
Pre-press publishing fees	—	3.1	(3.1)	—	13.0	(13.0)
Other revenue	2.6	1.7	0.9	8.0	4.1	3.9

Total	$255.2	$144.4	$110.8	$695.5	$432.9	$262.6

Following the SBC Directory Acquisition, substantially all of our revenue is derived from our directory publishing business. Before the SBC Directory Acquisition, DonTech was accounted for under the equity method and we did not recognize revenue with respect to the SBC Directory Business. Our directory advertising revenue is earned primarily from the sale of advertising in yellow pages directories we publish, net of sales allowances. Revenue from directory advertising sales is recognized under the deferral and amortization method, whereby revenue from advertising sales is initially deferred when the directory is published and recognized ratably over the directory’s life, which is typically 12 months. Before the SBC Directory Acquisition, we also earned pre-press publishing and other related fees with respect to services we rendered on behalf of SBC for the SBC-branded directories we now publish. These fees were and other revenue was and is recognized when earned.
Total net revenue in the three and nine months ended September 30, 2005 was $255.2 million and $695.5 million, respectively, compared to $144.4 million and $432.9 million, respectively, for the same periods in the prior year. The increase in total net revenue is primarily a result of the SBC Directory Acquisition. Gross directory advertising revenue for the three and nine months of 2005 includes $107.8 million and $257.3 million, respectively, in revenues from SBC-branded directories with no material comparable revenues for the same periods in 2004. Due to purchase accounting, directory revenue for the three and nine months ended September 30, 2005 excluded the amortization of publication sales for SBC-branded directories published before October 2004 under the deferral and amortization method totaling $5.5 million and $85.0 million, respectively, that would have been reported absent purchase accounting. Purchase accounting resulting from the SBC Directory Acquisition will adversely impact reported net revenue throughout 2005. Purchase accounting resulting from the Sprint Acquisition negatively impacted net revenue for the nine months ended September 30, 2004 by $1.1 million due to the exclusion in the first quarter of 2004 of amortized directory revenue from certain pre-acquisition directories.
Revenue from pre-press publishing and other related services was $3.1 million and $13.0 million for the three and nine months ended September 30, 2004, respectively, with no comparable revenue for the three and nine months ended September 30, 2005. The decrease in pre-press publishing fees is a result of the Company no longer providing such services to SBC following the SBC Directory Acquisition. We now support internally the SBC-branded directories we publish.
Other revenue is recognized when earned and includes late fees paid on outstanding customer balances, commissions earned on sales contracts with respect to advertising placed into other publishers’ directories, sales of directories and certain other products and fees from telephone companies for publishing their information pages. Other revenue in 2004 also included fees for sales-related computer application services rendered to DonTech on behalf of SBC, which we ceased providing as of September 1, 2004.
Expenses
The components of our total expenses for the three and nine months ended September 30, 2005 and 2004 were as follows:

	Three months Ended			Nine months ended
	September 30,			September 30,
(amounts in millions)	2005	2004	$ Change	2005	2004	$ Change

Operating expenses	$114.4	$59.3	$55.1	$323.3	$170.3	$153.0
G&A expenses	16.6	13.7	2.9	44.6	41.7	2.9
D&A expenses	21.5	17.0	4.5	63.7	46.3	17.4

Total	$152.5	$90.0	$62.5	$431.6	$258.3	$173.3

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

Operating Expenses
Total operating expenses for the three and nine months ended September 30, 2005 were $114.4 million and $323.3 million, respectively, compared to $59.3 million and $170.3 million, respectively, in the corresponding periods in the prior year. The primary components of the $55.1 million and $153.0 million increase in operating expenses for the three and nine-month periods, respectively, are shown below:

	Three Months Ended	Nine months ended
	September 30, 2005	September 30, 2005
(amounts in millions)	Change	Change

Expenses recorded in 2005 resulting from the SBC Directory Acquisition	$24.0	$80.5
Cost uplift from the SBC Directory Acquisition	18.9	54.7
Increased digital initiative costs	2.1	8.4
Increased commission and sales costs	3.5	8.0
All other	6.7	5.0
Cost uplift from the SPA Acquisition recorded in 2004	(0.1)	(3.6)

Total 2005 increase in operating expenses, compared to 2004	$55.1	$153.0

Operating expenses for the three and nine months ended September 30, 2005 increased $55.1 million and $153.0 million, respectively, compared to the same period in 2004 primarily as a result of the SBC Directory Acquisition. Expenses of $24.0 million and $80.5 million were incurred to support the SBC business for the three and nine months ended September 30, 2005, respectively, including bad debt, commissions, salesperson expenses, printing, distribution, marketing, advertising and other operating expenses. There were no material comparable expenses for the three and nine months ended September 30, 2004. Similar to the deferral and amortization method of revenue recognition, certain costs directly related to the selling and production of our directories are initially deferred when incurred and recognized ratably over the life of a directory. Due to the elimination of SBC’s deferred costs for all pre-acquisition (including September 2004) directories as required by purchase accounting, our reported operating expenses for the three and nine months of 2005 did not include certain expenses associated with those directories totaling approximately $18.1 million and $39.9 million, respectively. Due to these adjustments, SBC-branded directory expenses for the three and nine months ended September 30, 2005 include only the amortization of deferred directory costs relating to SBC-branded directories published beginning in October 2004. Purchase accounting from the SBC Directory Acquisition will impact reported expenses throughout 2005.
Also, as a result of purchase accounting required by GAAP, we recorded the deferred directory costs related to directories that were scheduled to publish subsequent to the SBC Directory Acquisition and SPA Acquisition at their fair value, determined as the estimated billable value of the published directory less (a) the expected costs to complete the directories, and (b) a normal profit margin. We refer to this purchase accounting entry as “cost uplift.” The fair value of these costs was determined to be $81.3 million and $14.8 million for the SBC Directory Acquisition and the SPA Acquisition, respectively. These costs are amortized as operating expenses over the terms of the applicable directories and such amortization totaled $18.9 million and $54.7 million for the three and nine months ended September 30, 2005, respectively, relating to the SBC Directory Acquisition (with no material comparable expense in 2004), and $0.1 million and $3.6 million for the three and nine months ended September 30, 2004, respectively, relating to the SPA Acquisition (with no comparable expense in 2005).
Digital initiative costs were $2.1 million and $8.4 million higher for the three and nine months ended September 30, 2005, respectively, compared to the same periods in 2004, which reflects our commitment to increase investment in our Internet products, and due to additional Internet costs associated with the SBC Directory Business.

Commission and sales costs during the three and nine months ended September 30, 2005 were $3.5 million and $8.0 million higher, respectively, compared to the corresponding periods in 2004, primarily due to continued favorable sales performance in many Sprint markets, and increased support in certain of our SBC markets.
We expect operating expenses in 2005 to be significantly higher than 2004 due to a full year of results from the SBC Directory Business.
General and Administrative Expenses
General and administrative (“G&A”) expenses for the three and nine months ended September 30, 2005 were $16.6 million and $44.6 million, respectively, as compared to $13.7 million and $41.7 million, respectively, for the corresponding periods in the prior year. The increase in G&A expenses for the three months ended September 30, 2005 from the prior corresponding period is primarily due to increased billing, credit and collection expenses of $1.5 million resulting from the SBC Directory Acquisition, compensation expense related to stock appreciation rights (“SARs”) of $1.1 million, and $2.2 million of general corporate finance expenses, which includes costs associated with the relocation of the corporate headquarters. These increases were partially offset by expenses related to the relocation of the corporate headquarters and related severance costs of $2.5 million that were recorded in 2004. The increase in G&A for the nine months ended September 30, 2005 from the prior corresponding period is primarily due to increased billing, credit and collection expenses of $9.0 million resulting from the SBC Directory Acquisition, an increase in compensation expense related to SARs of $3.3 million and expenses related to the relocation of the corporate headquarters. These increases were partially offset by expenses related to the relocation of the corporate headquarters and related severance costs of $9.9 million that were recorded in 2004.
Depreciation and Amortization
Depreciation and amortization expenses for the three and nine months ended September 30, 2005 were $21.5 million and $63.7 million, respectively, compared to $17.0 million and $46.3 million, respectively, for the corresponding periods in the prior year. Amortization of intangible assets was $18.1 million and $54.3 million for the three and nine months ended September 30, 2005, respectively, compared to $14.6 million and $39.5 million, respectively, for the corresponding periods in the prior year. The increase in amortization expense is primarily due to the increase in intangible assets resulting from the SBC Directory Acquisition. On an annual basis, we expect amortization expense in 2005 to be significantly higher than 2004 due to a full year impact related to the intangible assets acquired in connection with the SBC Directory Acquisition. Depreciation of fixed assets and amortization of computer software was $3.4 million and $9.4 million for the three and nine months ended September 30, 2005, respectively, and $2.4 million and $6.8 million, respectively, for the corresponding periods in the prior year. The increase in depreciation expense for the three and nine months ended September 30, 2005 was primarily due to higher depreciation of certain computer software.
Partnership Income
Partnership income for the three and nine months ended September 30, 2004 was $19.3 million and $78.0 million, respectively, with no corresponding amount for the three and nine months ended September 30, 2005. During the three and nine months ended September 30, 2004, partnership income related to our 50% share of the net income of DonTech (accounted for under the equity method) plus revenue participation income from SBC. As a sales agent for SBC, DonTech earned commission revenue based on the annual value of local sales contracts executed during the period (“calendar sales”). We also earned revenue participation income from SBC based on the amount of DonTech calendar sales during the period. As a result of the SBC Directory Acquisition, SBC ceased paying us revenue participation income, we now consolidate all net profits in DonTech and we eliminated our DonTech partnership investment. Accordingly, commencing on September 1, 2004, we no longer report partnership income.

Operating Income
Operating income for the three and nine months ended September 30, 2005 and 2004 was as follows:

	Three months Ended			Nine months ended
	September 30,			September 30,
(amounts in millions)	2005	2004	$ Change	2005	2004	$ Change

Total	$102.7	$73.7	$29.0	$263.9	$252.6	$11.3

Operating income for the three months ended September 30, 2005 of $102.7 million increased by $29.0 million from operating income of $73.7 million in the corresponding period of the prior year. Reported operating income for the nine months ended September 30, 2005 of $263.9 million increased by $11.3 million from operating income of $252.6 million in the same period of the prior year. The increase in operating income during the three and nine months ended September 30, 2005 as compared to the prior corresponding periods was primarily a result of recognizing a full period of results from the SBC Directory Acquisition, offset by the related purchase accounting impact that precluded us from recognizing revenues and certain expenses for those directories that published prior to the SBC Directory Acquisition, including all September 2004 published directories. While net revenue increased for the three and nine month periods ended September 30, 2005 by $110.8 million and $262.6 million, respectively, over net revenue in the same periods in 2004, partially offsetting that increase in net revenue was an increase in total operating expenses in 2005 of $55.1 million and $153.0 million for the three and nine month periods, respectively, primarily as a result of the SBC Directory Acquisition, as described above. The primary reason that our costs relating to the SBC Directory Business increased more than our related revenues over these time periods is because while all directory advertising revenue is deferred under our deferral and amortization method, only a portion of total costs related to publication of the directories are deferred under the deferral and amortization method. Therefore, under purchase accounting, when the entire balance of deferred revenue and deferred directory costs were eliminated at the time of the SBC Directory Acquisition, the elimination had a disproportionately higher impact on revenues than it did on expenses. Accordingly, after the adjustments required by purchase accounting, operating expenses for the three and nine months ended September 30, 2005 were disproportionately higher than the related revenue. If the effects of purchase accounting were eliminated, adjusted operating income in 2005 would have been higher (and relatively proportional to the increase in GAAP net revenues) compared to GAAP operating income in 2004. See “Adjusted and Adjusted Pro Forma Amounts and Other Non-GAAP Measures” below for a discussion of adjusted operating income in these 2005 periods.
Interest Expense, Net
Net interest expense for the three and nine months ended September 30, 2005 was $58.2 million and $173.9 million, respectively, compared to $43.2 million and $121.0 million, respectively, for the same periods in 2004. The increase in net interest expense of $15.0 million and $52.9 million, respectively, for those periods, is a result of higher outstanding debt balances associated with the SBC Directory Acquisition, combined with higher interest rates, compared to the prior year. Additionally, interest expense in 2005 includes interest costs associated with the $300 million Holdco Notes issued on January 14, 2005. Interest expense for the nine months ended September 30, 2004 includes a $1.2 million charge resulting from the redemption in 2004 of the remaining 9.125% Senior Subordinated Notes due 2008. See “Liquidity and Capital Resources” for a further description of our debt obligations and the provisions of the related debt instruments. Net interest expense for the three months ended September 30, 2005 and 2004 includes $4.2 million and $3.1 million, respectively, of non-cash amortization of deferred financing costs. Net interest expense for the nine months ended September 30, 2005 and 2004 includes $12.2 million and $10.2 million, respectively, of non-cash amortization of deferred financing costs.
Income Taxes
The effective tax rate on income before income taxes of 39.0% for the three and nine months ended September 30, 2005 compares to 39.5% on income before income taxes for the corresponding periods in the prior year. The year-to-date effective rate as of September 30, 2005 reflects a decrease in the state and local tax rate as a result of the integration of the SBC Directory Acquisition and the SPA Acquisition.

Net Income and Earnings (Loss) Per Share
Net income for the three and nine months ended September 30, 2005 was $27.1 million and $54.9 million, respectively, as compared to $18.5 million and $79.6 million, respectively, for the corresponding periods in the prior year. The increase in net income for the three months ended September 30, 2005 as compared to the prior corresponding period was primarily a result of recognizing a full period of results from the SBC Directory Acquisition, offset by increased interest expense and depreciation and amortization expense. The decrease in net income for the nine months ended September 30, 2005 as compared to the prior corresponding period is a direct result of purchase accounting that precluded us from recognizing deferred revenue and certain expenses associated with those directories published prior to the SBC Directory Acquisition, including all September 2004 published directories, as well as increased interest expense and depreciation and amortization expense. Purchase accounting from the SBC Directory Acquisition will impact reported results throughout 2005.
The 8% dividend on our Preferred Stock reduces net income or increases the net loss, resulting in income (loss) available to common shareholders from which earnings (loss) per share amounts are calculated. The amount of the Preferred Stock dividend includes the stated 8% dividend, plus a deemed dividend for the beneficial conversion feature (“BCF”). The BCF is a function of the conversion price of the Preferred Stock, the fair value of the related warrants issued in connection with the Preferred Stock and the fair market value of the underlying common stock on the date of issuance of the Preferred Stock. In connection with the issuance of our Preferred Stock and each subsequent quarterly accrued dividend, a BCF has been recorded because the fair value of the underlying common stock at the time of issuance of the Preferred Stock was greater than the conversion price of the Preferred Stock. The full amount of the BCF is treated as a deemed dividend because the Preferred Stock was convertible by the GS Funds into common stock immediately after issuance in January 2003. The Preferred Stock dividend for the three and nine-months ended September 30, 2005 of $3.0 million and $9.2 million, respectively, consisted of the stated 8% dividend of $2.5 million and $7.6 million, respectively, and a BCF of $0.5 million and $1.6 million, respectively. The Preferred Stock dividend for the three and nine-months ended September 30, 2004 of $5.5 million and $16.2 million, respectively, consisted of the stated 8% dividend of $4.5 million and $13.3 million, respectively, and a BCF of $1.0 million and $2.9 million, respectively. After completion of the GS Repurchase, our obligations to pay dividends on the Preferred Stock will cease. See Note 13, “Subsequent Events” of the consolidated financial statements included in Item 1 of this Quarterly Report.
On January 14, 2005, we repurchased approximately 50% of our outstanding Preferred Stock from the GS Funds for $277.2 million in cash. In connection with the Preferred Stock repurchase, we recorded a reduction in earnings available to common shareholders of $133.7 million to reflect the loss on the repurchase of these shares for the nine months ended September 30, 2005. The excess of the cash paid to the GS Funds over the carrying amount of the repurchased Preferred Stock, plus the amount previously recognized for the BCF associated with these shares has been recognized as the loss on repurchase. Such amount represents a return to the GS Funds and, therefore has been treated in a manner similar to the treatment of the Preferred Stock dividend.
The resulting income (loss) available to common shareholders was $24.2 million and ($88.0) million for the three and nine months ended September 30, 2005, respectively, as compared to $13.0 million and $63.4 million, respectively, for the corresponding periods in the prior year.
All earnings per share (“EPS”) amounts have been calculated using the two-class method. See Note 2, “Summary of Significant Accounting Policies,” in Part 1 — Item 1 of this Quarterly Report for further details and computations of the basic and diluted EPS amounts. For the three months ended September 30, 2005, basic and diluted EPS were $0.65 per share and $0.62 per share, respectively, compared to $0.32 per share and $0.31 per share, respectively, for the corresponding period in the prior year. For the nine months ended September 30, 2005, due to the loss on the repurchase of the Preferred Stock, basic and diluted EPS were ($2.78) per share as compared to basic EPS of $1.57 per share and diluted EPS of $1.51 per share for the corresponding period in the prior year. Because there was a reported net loss available to common shareholders for the nine months ended September 30, 2005, diluted EPS does not include potential common shares in the denominator of the diluted per share calculation, because to have done so would have been antidilutive. Diluted EPS cannot be greater than basic EPS (or less of a loss). Therefore, reported diluted EPS and basic EPS for the nine months ended September 30, 2005 were the same.

Adjusted and Adjusted Pro Forma Amounts and Other Non-GAAP Measures
As a result of the SBC Directory Acquisition and the SPA Acquisition, the related financings and associated purchase accounting, our 2005 reported GAAP results are not comparable to our 2004 reported GAAP results. Under the deferral and amortization method of revenue recognition, the billable value of directories published is recognized as revenue in subsequent reporting periods. However, purchase accounting precluded us from recognizing directory revenue and certain expenses associated with directories that published prior to each acquisition, including all directories published in the month each acquisition was completed. Thus, our reported 2005 and 2004 GAAP results are not indicative of our underlying operating and financial performance. Accordingly, management is presenting adjusted and adjusted pro forma information that, among other things, eliminates the purchase accounting impact on revenue and certain expenses for each acquisition and assumes the SBC Directory Acquisition and related financing occurred at the beginning of 2004. Management believes that the presentation of this adjusted and adjusted pro forma information will help financial statement users better and more easily compare current period underlying operating results against what the combined company performance would more likely have been in the comparable prior period. All of the adjusted and adjusted pro forma amounts disclosed in this section or elsewhere are non-GAAP measures and are reconciled to the most comparable GAAP measures below. While we believe the adjusted and adjusted pro forma results reasonably represent results as if the businesses had been combined for the three and nine month periods ended September 30, 2005 and 2004, respectively, because of differences in the application of accounting policies and practices between the Company and the acquired entities, management does not believe these adjusted and adjusted pro forma amounts are strictly comparable, nor are they necessarily indicative of results for future periods.

(amounts in millions)	Three months ended September 30, 2005
	Reported	SBC Directory		SPA
	GAAP	Acquisition		Acquisition	Adjusted

Net revenue	$255.2	$5.5(	1)	$—	$260.7
Expenses, other than depreciation and amortization	131.0	(18.1	) (2)	—	112.9
Depreciation and amortization	21.5	—		—	21.5

Operating income	$102.7	$23.6		$—	$126.3

(amounts in millions)	Three months ended September 30, 2004
	Reported	SBC Directory		SPA		Adjusted
	GAAP	Acquisition		Acquisition		Pro Forma

Net revenue	$144.4	$115.5(	1),(7)	$—		$259.9	(7)
Expenses, other than depreciation and amortization	73.0	29.6(	2),(7)	(0.1	) (6)	102.5	(7)
Depreciation and amortization.	17.0	4.7(	3)	—		21.7
Partnership income	19.3	(19.3	) (4)	—		—

Operating income	$73.7	$61.9	(7)	$0.1		$135.7	(7)

(amounts in millions)	Nine months ended September 30, 2005
	Reported	SBC Directory		SPA
	GAAP	Acquisition		Acquisition	Adjusted

Net revenue	$695.5	$85.0	(1)	$—	$780.5
Expenses, other than depreciation and amortization	367.9	(39.9	) (2)	—	328.0
Depreciation and amortization	63.7	—		—	63.7

Operating income	$263.9	$124.9		$—	$388.8

(amounts in millions)	Nine months ended September 30, 2004
	Reported	SBC Directory		SPA		Adjusted
	GAAP	Acquisition		Acquisition		Pro Forma

Net revenue	$432.9	$340.5	(1)	$1.1	(5),(7)	$774.5	(7)
Expenses, other than depreciation and amortization	212.0	95.2	(2) (7)	(3.6	) (6)	303.6	(7)
Depreciation and amortization	46.3	18.9	(3),(7)	—		65.2	(7)
Partnership income	78.0	(78.0	) (4)	—		—

Operating income	$252.6	$148.4	(7)	$4.7	(7)	$405.7	(7)

(1)	Represents revenue for SBC-branded directories that published prior to the SBC Directory Acquisition, plus all September 2004 published directories, which would have been recognized during the period had it not been for purchase accounting required under GAAP.

(2)	Represents expenses for SBC-branded directories that published prior to the SBC Directory Acquisition, including September 2004 published directories, which would have been recognized during the period had it not been for purchase accounting required under GAAP. The pro forma adjustments also include (a) for the three and nine months ended September 30, 2004, DonTech’s selling and operational expenses prior to September 1, 2004, which were eliminated in consolidation upon the SBC Directory Acquisition, and (b) for all periods presented, certain differences in the application of accounting policies and practices between RHD and the acquired entities. Additionally, as a result of purchase accounting, we recorded the deferred directory costs related to directories that were scheduled to publish subsequent to the SBC Directory Acquisition at their fair value. The impact of such cost uplift has also been removed.

(3)	Represents the additional depreciation and amortization expense related to the tangible and identifiable intangible assets acquired in the SBC Directory Acquisition over their estimated useful lives.

(4)	Represents the elimination of equity accounting used to account for RHD’s 50% ownership in DonTech and the revenue participation income from SBC recognized prior to the SBC Directory Acquisition.

(5)	Represents revenue for Sprint-branded directories that published prior to the SPA Acquisition including January 2003 published directories, which would have been recognized during the period had it not been for purchase accounting required under GAAP.

(6)	Represents expenses for Sprint-branded directories that published prior to the SPA Acquisition, including January 2003 published directories, which would have been recognized during the period had it not been for purchase accounting required under GAAP. Also includes the effect of differences in the application of accounting policies and practices between legacy SPA and the Company. Additionally, as a result of purchase accounting, we recorded deferred directory costs related to directories that were scheduled to publish subsequent to the SPA Acquisition at their fair value. The impact of such cost uplift has also been removed.

(7)	Adjusted pro forma amounts for the three and nine months ended September 30, 2004 differ from amounts previously reported in the Company’s Form 10-Q filed on November 9, 2004 due to a clerical error. Full year 2004 adjusted pro forma amounts disclosed in our 2004 Form 10-K are accurate. Corrected adjusted pro forma amounts for the three and nine months ended September 30, 2004 follow.

	Nine Months Ended		Three Months Ended
	September 30, 2004		September 30, 2004
	Previously		Previously
	Disclosed	Corrected	Disclosed	Corrected
Net Revenue — Sprint Adjustments	$1.4	$1.1	$—	$—
Net Revenue — SBC Adjustments	—	—	115.4	115.5
Net Revenue — Adjusted Pro Forma	774.8	774.5	259.8	259.9
Expenses — SBC Adjustments	95.0	95.2	27.1	29.6
Expenses — Adjusted Pro Forma	303.4	303.6	100.0	102.5
Depreciation and amortization — SBC Adjustments	18.8	18.9	—	—
Depreciation and amortization — Adjusted Pro Forma	65.1	65.2	—	—
Operating Income — Sprint Adjustments	5.0	4.7	—	—
Operating Income — SBC Adjustments	148.7	148.4	64.3	61.9
Operating Income — Adjusted Pro Forma	406.3	405.7	138.1	135.7
2005 Revenue and Adjusted Revenue Compared to 2004 Revenue and Adjusted Pro Forma Revenue
The components of 2005 revenue and adjusted revenue and 2004 revenue and adjusted pro forma revenue for the three and nine months ended September 30 of each year are as follows:

	Three months ended September 30, 2005
		SBC
	Reported	Directory		SPA
(amounts in millions)	GAAP	Acquisition		Acquisition	Adjusted

Gross directory advertising revenue	$255.1	$5.5	(1)	$—	$260.6
Sales claims and allowances	(2.5)	—		—	(2.5)

Net directory advertising revenue	252.6	5.5		—	258.1
Other revenue	2.6	—		—	2.6

Net revenue	$255.2	$5.5		$—	$260.7

	Three months ended September 30, 2004
		SBC
	Reported	Directory		SPA	Adjusted
(amounts in millions)	GAAP	Acquisition		Acquisition	Pro Forma

Gross directory advertising revenue	$141.2	$116.0	(1),(5)	$—	$257.2	(5)
Sales claims and allowances	(1.6)	(0.1	)(1)	—	(1.7)

Net directory advertising revenue	139.6	115.9	(5)	—	255.5	(5)
Pre-press publishing fees	3.1	(3.1	)(2)	—	—
Other revenue	1.7	2.7	(3),(5)	—	4.4	(5)

Net revenue	$144.4	$115.5	(5)	$—	$259.9	(5)

	Nine months ended September 30, 2005
		SBC
	Reported	Directory		SPA
(amounts in millions)	GAAP	Acquisition		Acquisition	Adjusted

Gross directory advertising revenue	$694.2	$85.5	(1)	$—	$779.7
Sales claims and allowances	(6.7)	(0.5	)(1)	—	(7.2)

Net directory advertising revenue	687.5	85.0		—	772.5
Other revenue	8.0	—		—	8.0

Net revenue	$695.5	$85.0		$—	$780.5

	Nine months ended September 30, 2004
		SBC
	Reported	Directory		SPA		Adjusted
(amounts in millions)	GAAP	Acquisition		Acquisition		Pro Forma

Gross directory advertising revenue	$420.4	$348.3	(1),(5)	$1.1	(4)(5)	$769.8	(5)
Sales claims and allowances	(4.6)	(0.6	)(1),(5)	—		(5.2	) (5)

Net directory advertising revenue	415.8	347.7	(5)	1.1	(5)	764.6	(5)
Pre-press publishing fees	13.0	(13.0	)(2)	—		—
Other revenue	4.1	5.8	(3),(5)	—		9.9	(5)

Net revenue	$432.9	$340.5		$1.1	(5)	$774.5	(5)

(1)	Represents gross revenue and sales claims and allowances for SBC-branded directories that published prior to the SBC Directory Acquisition, including September 2004 published directories, which would have been recognized during the period had it not been for purchase accounting required under GAAP.

(2)	Represents the elimination of pre-press publishing and related fees recognized prior to the SBC Directory Acquisition, which were eliminated in consolidation upon the SBC Directory Acquisition.

(3)	Represents other revenue associated with the SBC Directory Business, primarily consisting of other yellow pages and other product revenue recognized as earned.

(4)	Represents gross revenue and sales claims and allowances for Sprint-branded directories that published prior to the SPA Acquisition, including January 2003 published directories, which would have been recognized during the period had it not been for purchase accounting required under GAAP.

(5)	Adjusted pro forma amounts for the three and nine months ended September 30, 2004 differ from amounts previously reported in the Company’s Form 10-Q filed on November 9, 2004 due to a clerical error. Full year 2004 adjusted pro forma amounts disclosed in our 2004 Form 10-K are accurate. Corrected adjusted pro forma amounts for the three and nine months ended September 30, 2004 follow.

	Nine Months Ended		Three Months Ended
	September 30, 2004		September 30, 2004
	Previously		Previously
	Disclosed	Corrected	Disclosed	Corrected
Gross directory advertising revenue — Sprint Adjustments	$1.4	$1.1	$—	$—
Gross directory advertising revenue — SBC Adjustments	348.1	348.3	115.7	116.0
Gross directory advertising revenue — Adjusted Pro Forma	769.9	769.8	256.9	257.2
Sales claims and allowances — SBC Adjustments	0.5	0.6	—	—
Sales claims and allowances — Adjusted Pro Forma	5.1	5.2	—	—
Net directory advertising revenue — Sprint Adjustments	1.4	1.1	—	—
Net directory advertising revenue — SBC Adjustments	347.6	347.7	115.6	115.9
Net directory advertising revenue — Adjusted Pro Forma	764.8	764.6	255.2	255.5
Other Revenue — SBC Adjustments	5.9	5.8	2.9	2.7
Other Revenue — Adjusted Pro Forma	10.0	9.9	4.6	4.4
Net Revenue — Sprint Adjustments	1.4	1.1	—	—
Net Revenue — SBC Adjustments	—	—	115.4	115.5
Net Revenue — Adjusted Pro Forma	774.8	774.5	259.8	259.9
Adjusted net revenue for the three months ended September 30, 2005 was $260.7 million, representing an increase of $0.8 million from adjusted pro forma net revenue of $259.9 million for the three months ended September 30, 2004. Adjusted net revenue for the nine months ended September 30, 2005 was $780.5 million, representing an increase of $6.0 million from adjusted pro forma net revenue of $774.5 million for the nine months ended September 30, 2004. The increase in adjusted net revenue for the three and nine month periods is due to increased amortization of revenue primarily from our major Sprint markets due to continued strong customer renewal rates and increased new business, partially offset by a decrease in amortized net revenue from our SBC markets due to a decline in the publication value of our SBC directories in Illinois and northwest Indiana during the last nine months of 2004 and first nine months of 2005 due to lower renewal rates partially offset by new business and collection of late fees. Under the deferral and amortization method of revenue recognition, revenue from directory advertising sales is initially deferred when a directory is published and recognized ratably over the life of the directory, which is typically 12 months.

2005 Adjusted Expenses Compared to 2004 Adjusted Pro Forma Expenses and 2005 Adjusted Operating Income Compared to 2004 Adjusted Pro Forma Operating Income
Adjusted operating and G&A expenses for the three and nine months ended September 30, 2005 of $112.9 million and $328.0 million, respectively, represents an increase of $10.4 million and $24.4 million, respectively, from adjusted pro forma operating and G&A expenses of $102.5 million and $303.6 million, respectively, for the comparable periods in the prior year. The primary components of the $10.4 million and $24.4 million increase are shown below:

	Three Months	Nine months
	Ended	Ended
	September 30,	September 30,
(amounts in millions)	2005	2005

Increased costs to support the SBC Directory Business	$1.3	$6.5
Increased commission and salesperson costs	4.2	6.9
Increased marketing and advertising costs	1.8	4.4
Increased digital initiative costs	2.1	8.4
Increased bad debt expense	1.0	4.8
Increased non-cash compensation expense related to stock appreciation rights	1.1	3.3
Corporate headquarters relocation and related severance costs incurred in 2004	(2.5)	(9.9)
Other	1.4	—

Total 2005 increase in adjusted operating and G&A expenses, compared to 2004 adjusted pro forma operating and G&A expenses	$10.4	$24.4

Similar to the deferral and amortization method of revenue recognition, certain costs directly related to the selling and production of our directories are initially deferred when incurred and recognized ratably over the life of a directory. Increased costs to support the SBC Directory Business of $1.3 million and $6.5 million for the three and nine month periods in 2005, respectively, as compared to 2004 primarily include print, paper and distribution costs, increased headcount, and billing, credit, collection and administrative costs, which were higher primarily due to additional support requirements for the SBC Directory Business as compared to corporate-related amounts allocated by SBC to the SBC Directory Business in 2004. Adjusted commission and salesperson expenses were $4.2 million and $6.9 million higher for the three and nine months ended September 30, 2005, respectively, compared to the same periods in 2004, due to favorable sales performances in many Sprint markets, increased sales headcount, sales bonus payouts and increased support in certain of our SBC markets. Marketing and advertising costs were $1.8 million and $4.4 million higher for the three and nine months ended September 30, 2005 as compared to the same period in 2004 due to increased competitive responses and increased market investment, particularly in our SBC markets. Adjusted digital initiative costs were $2.1 million and $8.4 million higher for the three and nine months ended September 30, 2005, respectively, compared to the same periods of 2004, which reflects our commitment to increase investment in our Internet products, and due to additional related costs for the newly acquired SBC Directory Business. Adjusted bad debt expense was $1.0 million and $4.8 million higher for the three and nine months ended September 30, 2005, respectively, compared to the prior corresponding periods primarily reflecting favorable bad debt adjustments recorded by the SBC Directory Business prior to the acquisition in 2004. Non-cash compensation costs related to stock appreciation rights increased by $1.1 million and $3.3 million for the three and nine months ended September 30, 2005, respectively, from the prior corresponding periods, primarily due to the increase in the Company’s stock price and additional grants made during 2005. These increases were offset by $2.5 million and $9.9 million of expenses for the three and nine months ended September 30, 2004, respectively, associated with the relocation of our corporate headquarters to Cary, North Carolina and related severance costs.
Depreciation and amortization for the three and nine months ended September 30, 2005 was $21.5 million and $63.7 million, respectively, compared to adjusted pro forma D&A for the three and nine months ended September 30, 2004 of $21.7 million and $65.2 million, respectively.
Adjusted operating income for the three and nine months ended September 30, 2005 was $126.3 million and $388.8 million, respectively, representing a decrease of $9.4 million and $16.9 million, respectively, from adjusted pro forma operating income for the three and nine months ended September 30, 2004 of $135.7 million and $405.7 million, respectively, reflecting the variances between revenues and expenses from period to period described above.

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
Sprint-branded publication sales for the three and nine months ended September 30, 2005 were $160.3 million and $464.6 million, respectively, up $6.8 million and $21.3 million or 4.4% and 4.8%, respectively, from publication sales of $153.5 million and $443.3 million, respectively, for the three and nine months ended September 30, 2004. SBC-branded publication sales for the three and nine months ended September 30, 2005 were $63.3 million and $268.8 million, respectively, representing a decline of $3.0 million and $8.7 million or 4.5% and 3.1%, respectively, from publication sales of $66.3 million and $277.5 million, respectively, for the three and nine months ended September 30, 2004. The increase in Sprint-branded publication sales primarily resulted from continued strong customer renewal rates and increased new business in many of our Sprint markets for directories published in the first three quarters of 2005. The decrease in SBC-branded publication sales is primarily attributable to lower customer renewals as a result of market realignment and product changes we have made and tighter credit policies we have implemented. Publication sales are a non-GAAP measure for which the most comparable GAAP measure is net revenue. A reconciliation of publication sales to net revenue reported in accordance with GAAP is presented below:

	Three months		Nine months
	Ended September 30,		Ended September 30
(amounts in millions)	2005	2004	2005	2004

Publication sales — Sprint-branded directories	$160.3	$153.5	$464.6	$443.3
Publication sales — Sprint-branded directories — percentage change over prior year	4.4%	—	4.8%	—
Adjustments for changes in directory publication date(s)	—	(0.1)	—	(0.8)

Publication sales disclosed in September 30, 2004 Form 10-Q		153.4	`	442.5
Publication sales — SBC-branded directories	63.3	66.3	268.8	277.5
Publication sales — SBC-branded directories — percentage change over prior year	(4.5%)	—	(3.1%)	—
Adjustments for changes in directory publication date(s)		5.7		(0.1)

Publication sales disclosed in September 30, 2004 Form 10-Q		72.0		277.4
Less pre-acquisition publication sales for SBC-branded directories not recognized as revenue in current period due to purchase accounting	—	(71.9)	—	(277.3)
Less publication sales for all September 2004 SBC-branded directories not recognized as revenue in current period due to purchase accounting		(0.1)		(0.1)
Less current period publication sales for Sprint-branded directories not recognized as revenue in current period due to the deferral method of accounting	(117.1)	(112.7)	(353.6)	(231.0)
Less current period publication sales for SBC-branded directories not recognized as revenue in current period due to the deferral method of accounting	(52.5)	—	(226.2)	—
Plus net revenue reported in the period for publication sales from prior periods, for Sprint-branded directories	102.8	98.9	321.8	204.3
Plus net revenue reported in the period for publication sales from prior periods, for SBC-branded directories	95.8	—	212.1	—

Net directory advertising revenue	252.6	139.6	687.5	415.8
Pre-press publishing revenue	—	3.1	—	13.0
Other revenue	2.6	1.7	8.0	4.1

Net revenue — GAAP	255.2	144.4	695.5	432.9

Plus net revenue from Sprint-branded directories published prior to the acquisition that would have been recognized during the period absent purchase accounting adjustments required under GAAP	—	—	—	1.1
Plus net revenue from SBC-branded directories published prior to the acquisition that would have been recognized during the period absent purchase accounting adjustments required under GAAP had the transaction occurred on January 1, 2004	5.5	119.5	85.0	353.5
Less pre-press publishing revenue that would not have been recorded had the SBC transaction occurred on January 1, 2004	—	(4.0)	—	(13.0)

Net Revenue-Adjusted	$260.7		$780.5

Net Revenue-Adjusted pro forma		$259.9		$774.5

LIQUIDITY AND CAPITAL RESOURCES
Our Senior Secured Credit Facility, as amended and restated (“Credit Facility”), consists of a $700 million Term Loan A-2, a $200 million Term Loan A-3, a $1,450 million Term Loan D and a $175 million Revolving Credit Facility (the “Revolver”) for an aggregate facility of $2,525 million. Term Loans A-2, A-3 and D require quarterly principal payments. As of September 30, 2005, the outstanding balances of Term Loans A-2, A-3 and D were $313.4 million, $115.9 million and $1,429.5 million, respectively, and $23.0 million was outstanding under the Revolver. The Revolver, Term Loans A-2 and A-3 mature in December 2009, and Term Loan D matures in June 2011. The Credit Facility provides for a new Term Loan C for potential borrowings up to $400 million. Such proceeds, if borrowed, may be used to fund acquisitions, for retirement of Notes (defined below) and for redemption of and payment of dividends on the Preferred Stock, subject to certain limitations. Substantially all of our assets, including the capital stock of our subsidiaries, are pledged as collateral to secure our obligations under the Credit Facility and the Senior Notes (defined below).
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
The weighted average interest rate of outstanding debt under the Credit Facility was 5.70% and 4.25% as of September 30, 2005 and 2004, respectively.
R.H. Donnelley Inc. also issued $325 million of 8.875% Senior Notes due 2010 (the “Senior Notes”) and $600 million of 10.875% Senior Subordinated Notes due 2012 (the “Subordinated Notes”). Interest is paid on these notes semi-annually on June 15 and December 15.
On January 14, 2005, R.H. Donnelley Corporation issued $300 million of 6.875% Holdco Notes (collectively with the Senior Notes and the Subordinated Notes, the “Notes”), the proceeds of which were used to redeem approximately 50% of the then outstanding Preferred Stock from the GS Funds, pay transaction costs and repay debt associated with our Credit Facility. Interest is payable on the Holdco Notes semi-annually in arrears on January 15 and July 15 of each year, commencing July 15, 2005. The Holdco Notes are unsecured obligations of the Company and mature on January 15, 2013. In connection with the issuance of the Holdco Notes, we completed an exchange offer in June 2005.
In connection with the Merger, we have agreed to repurchase the outstanding shares of Preferred Stock, which are all held by the GS Funds, for approximately $337 million in cash, including accrued dividends and interest. Please refer to “Recent Developments” in Management’s Discussion and Analysis and Note 13 “Subsequent Events” of the consolidated financial statements included in Item 1 of this Quarterly Report for additional information regarding this transaction.
Aggregate outstanding debt as of September 30, 2005 was $3,106.8 million. During the nine months ended September 30, 2005, we made scheduled principal payments of $92.2 million and made optional payments of an additional $210 million in principal under our Credit Facility. Additionally, excess proceeds of $16.8 million from the Holdco Notes after redemption of the Preferred Stock plus $6.0 million in mandatory payments were used to pay $22.8 million in aggregate principal amount outstanding under the Credit Facility.
At September 30, 2005, we had cash and cash equivalents of $5.5 million, checks not yet presented for payment of $5.4 million, and available borrowings under the Revolver of $152.0 million. During the nine months ended September 30, 2005, $263.0 million was borrowed under the Revolver and $281.2 million was repaid during the same period, including $41.2 million of the outstanding balance as of December 31, 2004. No borrowings have been made under Term Loan C. During 2005, we expect to periodically utilize the Revolver as a financing resource to balance the timing of our periodic and accelerated payments made under the Credit Facility with the timing of cash receipts from operations. Our present intention is to repay borrowings on the Revolver in a timely manner and keep any outstanding amounts to a minimum.

The Credit Facility and the indentures governing the Notes contain usual and customary restrictive covenants that, among other things, place limitations on our ability to (i) incur additional indebtedness, including capital leases and liens; (ii) pay dividends and repurchase our capital stock; (iii) enter into mergers, consolidations, acquisitions, asset dispositions and sale-leaseback transactions; (iv) make capital expenditures; (v) issue capital stock of our subsidiaries; and (vi) engage in transactions with our affiliates, in each case subject to certain exceptions. The Credit Facility also contains financial covenants relating to maximum consolidated leverage, minimum interest coverage and maximum senior secured leverage as defined therein.
We have received the Financing Commitment to fund, among other things, the cash portion of the Merger consideration and the GS Repurchase, as follows: (i) $503 million from incremental secured term loan facilities to be made available under the Credit Agreement, dated September 9, 2003, to which Dex Media and certain of its subsidiaries are parties (as amended, the “Dex West Credit Agreement”); (ii) $1,842 million from the issuance of debt securities of the Company or under a bridge facility; and (iii) $250 million from the issuance of debt securities of Dex Media or under a bridge facility, in each case subject to the terms and conditions set forth in the commitment letter pursuant to which the Financing Commitment was made.
The completion of the Merger is expected to result in change of control offers under the governing legal documents of certain of Dex Media’s and its subsidiaries’ existing indebtedness. The Financing Commitment includes the refinancing of such indebtedness that is put back to Dex Media in connection with the change of control offers made as a result of the Merger, subject to the terms and conditions of the Financing Commitment. The Financing Commitment also contemplates refinancing of certain of the Company’s and its subsidiaries’ other existing indebtedness.
The completion of the Merger will also require amendments under our Credit Facility, the Credit Agreement, dated November 8, 2002, to which Dex Media and certain of its subsidiaries are parties (as amended, the “Dex East Credit Agreement”), and the Dex West Credit Agreement. The Financing Commitment is subject to the terms and conditions provided in the commitment letter pursuant to which the Financing Commitment was made, including, without limitation, the completion of the Merger in accordance with the terms of the Merger Agreement.
Our primary source of liquidity will continue to be cash flows from operations as well as available borrowing capacity under the Revolver. We expect our primary liquidity requirement will be to fund operations and for principal and interest payments on our debt. Our ability to meet our debt service requirements will depend on our ability to generate cash flow in the future. Our primary sources of cash flow will consist mainly of cash receipts from the sale of advertising in our yellow pages directories and can be impacted by, among other factors, general economic conditions, competition from other yellow pages directory publishers and other alternative products, consumer confidence and the level of demand for yellow pages advertising. We believe that cash flows from operations, along with borrowing capacity under the Revolver, will be adequate to fund our operations and capital expenditures and to meet our existing debt service requirements for at least the next 12 to 24 months. However, we make no assurances that our business will generate sufficient cash flows from operations or that sufficient borrowing will be available under the Revolver or Term Loan C to enable us to fund our operations, capital expenditures and meet all debt service requirements, to pursue all of our strategic initiatives or for other purposes.
Cash flow provided by operating activities was $314.3 million for the nine months ended September 30, 2005. Key contributors to operating cash flow included the following:
•	$54.9 million in net income.
•	$145.1 million of net non-cash charges reflecting a source of cash, consisting of $63.7 million of depreciation and amortization, $21.2 million in bad debt provision, $43.3 million in deferred taxes and $16.9 million in other non-cash charges.

•	$63.1 million net source of cash from a $41.1 million increase in deferred directory revenue plus a decrease in accounts receivable of $22.0 million. We analyze the change in deferred revenue and accounts receivable together because when a directory is published, the annual billing value of that directory is initially deferred and unbilled accounts receivable are established. Each month thereafter, typically one-twelfth of the billing value is recognized as revenue and billed to customers. In connection with the SBC Directory Acquisition, while we did not record the deferred revenue for directories published prior to the acquisition due to purchase accounting, we did acquire the associated unbilled receivables and the rights to bill and collect these receivables, which totaled approximately $207.3 million.

•	$46.7 million net source of cash from a decrease in other assets, reflecting a net decrease in deferred directory costs of $37.6 million, consisting of an increase in deferred directory costs of $17.1 million offset by $54.7 million in amortization of deferred directory costs relating to directories that were scheduled to publish subsequent to the SBC Directory Acquisition, and a $9.1 million decrease in prepaid expenses. Deferred directory costs represent cash payments for certain costs associated with the publication of directories. Since deferred directory costs are initially deferred when incurred, the cash payments are made prior to the expense being recognized.

•	$11.6 million net source of cash from an increase in accounts payable and accrued liabilities, reflecting a $29.0 million increase in accrued interest payable on the Notes, offset by a $17.4 million decrease in accounts payable and accrued liabilities.

•	$7.1 million net use of cash resulting from a decrease in other non-current liabilities comprised of a $13.5 million current tax benefit offset by a net increase in other non-current liabilities of $6.4 million, which includes a $4.7 million increase to the restructuring reserve relating to the SBC Directory Business.
Cash used in investing activities for the nine months ended September 30, 2005 was $20.5 million used to purchase fixed assets, primarily computer equipment and software.
Cash used in financing activities for the nine months ended September 30, 2005 was $299.1 million and included the following:
•	$291.1 million in net proceeds from the issuance of Holdco Notes for the redemption of outstanding Preferred Stock.

•	$277.2 million used for the redemption of Preferred Stock.

•	$18.2 million reduction in the Revolver balance consisting of $281.2 million of Revolver repayments (including $41.2 million from the outstanding Revolver balance at December 31, 2004) less $263.0 million in borrowings.

•	$302.2 million of other debt repayments including $92.2 million in scheduled and mandatory payments and $210 million in pre-payments.

•	$0.3 million in the decreased value of checks not presented for payment.

•	$7.7 million in proceeds from the exercise of employee stock options.
Cash flows provided by operating activities was $323.7 million for the nine months ended September 30, 2004. Key contributors to operating cash flow include the following:
•	$203.8 million consisting of $79.6 million in net income plus $124.2 million of net non-cash charges primarily consisting of $46.3 million of depreciation and amortization, $11.1 million in the bad debts provision, $14.8 million in other non-cash charges and $52.0 in deferred taxes.

•	$37.6 million increase in accounts payable and accrued liabilities, reflecting a $25.6 million increase in accrued interest payable on outstanding notes due semi-annually on June 15 and December 15 and $12.5 million of federal income tax refunds. Additionally, accounts payable and accrued liabilities includes a $4.5 million advance from SBC under the transition services agreement relating to the accounts receivable billing and collection functions, offset by the timing of invoices received as compared to invoices paid during the nine months ended September 30, 2004.

•	$1.7 million decrease in accounts receivable and a $23.5 million increase in deferred directory revenue. We analyze the change in deferred revenue and accounts receivable together because when a directory is published, the annual billing value of that directory is initially deferred and unbilled accounts receivable are established. Each month thereafter, typically 1/12 of the billing value is recognized as revenue and customers are billed on a periodic basis.

•	$1.4 million in cash received from partnership in excess of recorded partnership income representing a source of cash. Partnership income during the nine months ended September 30, 2004 consisted of our 50% interest in DonTech’s net income and the revenue participation income from SBC. Before the SBC Directory Acquisition, we received cash from DonTech and SBC subsequent to the time we recorded the associated partnership income; therefore, in periods of declining DonTech partnership income, cash received related to prior periods exceeded the income recognized from the current period. Commencing on September 1, 2004, we no longer recognize any income associated with the DonTech partnership or revenue participation income from SBC.

•	$59.1 million increase in other non-current liabilities reflects a $58.9 million refund pertaining to the Company’s election to carryback a federal net operating loss in connection with the SPA Acquisition.
Cash used in investing activities for the nine months ended September 30, 2004 was $1,425.7 million and includes the following:
•	$1,413.6 million in cash payments in connection with the SBC Directory Acquisition, including transaction costs, less $4.4 million cash received from DonTech.
•	$12.1 million used to purchase fixed assets, primarily computer equipment, software and leasehold improvements
Cash provided by financing activities through September 30, 2004 was $1,097.2 million and includes the following:
•	$1,318.9 million in net borrowings under the Credit Facility consisting of $600.5 million and $731.8 million in borrowings under Terms Loans A-2 and B-2, respectively, net of transaction costs of $13.4 million. The funds received under the Credit Facility were used to finance the SBC Directory Acquisition.

•	$247.0 million in principal payments on debt borrowed under the Credit Facility. Of this amount, $40.7 million represents scheduled quarterly payments, $200.0 million represents principal payments made on an accelerated basis, at our option, from excess cash flow generated from operations, and $6.3 million represents principal payments on the Revolver.

•	$ 21.2 million in principal payments on the remaining Subordinated Notes.

•	$36.6 million in borrowings under the Revolver.

•	$3.7 million in the increased value of checks not yet presented for payment.

•	$6.2 million in proceeds from the exercise of employee stock options.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk and Risk Management
The Credit Facility bears interest at variable rates and, accordingly, our earnings and cash flow are affected by changes in interest rates. The Credit Facility requires that we maintain hedge agreements to provide either a fixed interest rate or interest rate protection on at least 50% of our total outstanding debt. The Company has entered into the following interest rate swaps that effectively convert variable rate debt to fixed rate debt as of September 30, 2005. Under the terms of the agreements, the Company receives variable interest based on three-month LIBOR and pays a fixed rate of interest.

	Notional
Effective Dates	Amounts	Pay rates	Maturity Dates

(amounts in millions)
April 1, 2003	$255(1)	2.850%	March 31, 2007
October 9, 2003	$150	1.959%	October 9, 2005
June 21, 2004	$50	3.230%	June 21, 2006
June 23, 2004	$50	3.170%	June 23, 2006
June 28, 2004	$50	3.110%	June 28, 2006
July 2, 2004	$50	3.200%	July 3, 2006
September 7, 2004	$200(1)	3.490% - 3.750%	September 8, 2008-September 7, 2009
September 15, 2004	$250(2)	3.200% - 3.910%	September 15, 2007-September 15, 2009
September 17, 2004	$150(1)	3.210% - 3.740%	September 17, 2007-September 17, 2009
September 23, 2004	$150(1)	3.160% - 3.438%	September 24, 2007-September 24, 2008

Total	$1,355

(1)	consists of three swaps

(2)	consists of four swaps
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

Market Risk Sensitive Instruments
The interest rate swap agreements have been designated as cash flow hedges. In accordance with the provisions of SFAS 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS 137 and SFAS 138, the swaps are recorded at fair value. On a quarterly basis, the fair value of the swaps are determined based on quoted market prices and, assuming effectiveness, the difference between the fair value and the book value of the swaps are recognized in other comprehensive income. Any ineffectiveness of the swaps is required to be recognized in earnings. The swaps and the hedged item (three-month LIBOR-based interest payments on $1,355 million of bank debt) have been designed so that the critical terms (interest reset dates, duration and index) coincide. Assuming the critical terms continue to coincide, the cash flows from the swaps will exactly offset the cash flows of the hedged item and no ineffectiveness will exist.
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

Management excluded from its assessment of the Company’s internal control over financial reporting as of December 31, 2004 certain elements of the internal control over financial reporting of the directory publishing business of SBC Communications, Inc. in Illinois and Northwest Indiana that the Company acquired in September 2004 because this acquisition represented a material purchase business combination. Subsequent to the acquisition, certain elements of the acquired business’ internal control over financial reporting and related functions, processes and systems were integrated during 2004 into the Company’s existing internal control over financial reporting and related functions, processes and systems. Those elements of the acquired business’ internal control over financial reporting that were not integrated during 2004 into the Company’s existing internal control over financial reporting were excluded from management’s assessment of the effectiveness of internal control over financial reporting as of December 31, 2004. During the first quarter of 2005, all significant elements of the acquired business’ internal control over financial reporting were integrated into the Company’s existing internal control over financial reporting and related functions, processes and systems and have been included in management’s evaluation of the disclosure controls and procedures for the period covered by this Quarterly Report on Form 10-Q.

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
In November 1996, the company then known as The Dun & Bradstreet Corporation separated through a spin-off (“1996 Distribution”) into three separate public companies: The Dun and Bradstreet Corporation, ACNielsen Corporation (“ACNielsen”), and Cognizant Corporation (“Cognizant”). In June 1998, The Dun & Bradstreet Corporation separated through a spin-off (“1998 Distribution”) into two separate public companies: R.H. Donnelley Corporation (formerly The Dun & Bradstreet Corporation) and a new company that changed its name to The Dun & Bradstreet Corporation. Later in 1998, Cognizant separated through a spin-off (“Cognizant Distribution”) into two separate public companies: IMS Health Incorporated (“IMS”), and Nielsen Media Research, Inc. (“NMR”). In September 2000, The Dun & Bradstreet Corporation separated into two separate public companies: Moody’s Corporation, (“Moody’s”) (formerly The Dun & Bradstreet Corporation), and a new company that changed its name to The Dun & Bradstreet Corporation. As a result of the form of R.H. Donnelley Corporation’s separation from The Dun & Bradstreet Corporation in 1998, we are the corporate successor of and technically the defendant and taxpayer referred to below as D&B with respect to any matter accruing prior to September 30 1998.
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
On February 1, 2005, the U.S. District Court for the Southern District of New York entered a final judgment against IRI dismissing IRI’s claims with prejudice and on the merits. IRI filed a notice of appeal to the Second Circuit Court of Appeals. The appeal has been fully briefed, and was argued before the Court on October 18, 2005. We are uncertain when the Court may rule on the appeal or what the Court’s ruling may be. Due to the dismissal of this matter and several layers of indemnity described above, our disclosure regarding this matter will be relatively brief.

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
In December 2004, the Court entered an order that barred IRI from arguing that defendant’s pricing practices or discounts were illegal or anti-competitive unless it could satisfy a specified burden of proof. In response to this ruling, in a press release, IRI stated, in relevant part, “without this evidence, IRI believes that little would be left of IRI’s case to take to trial.” As a result, IRI asked the Court to enter a final judgment against it so that it could take an immediate appeal to the Second Circuit. Defendants did not object to this request. As noted above, the case was dismissed by the District Court and IRI has filed an appeal. The appeal has been fully briefed, and was argued before the Court on October 18, 2005.
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
Tax Matters
D&B entered into global tax-planning initiatives in the normal course of its business, primarily through tax-free restructurings of both its foreign and domestic operations (collectively, “Legacy Tax Matters”). The IRS is currently disputing certain tax positions taken with respect to the Legacy Tax Matters. The status of these Legacy Tax Matters is summarized below, including the settlement of the matter described below under “Royalty Expense Deductions — 1993-1997.”
Pursuant to a series of tax sharing and other agreements (collectively, “Tax Sharing Agreements”) relating to the spin-offs and separations referred to above, IMS and NMR are jointly and severally liable for, and must pay one-half of, and D&B and Moody’s are jointly and severally liable for, and must pay the other half of, any amounts resulting from the Legacy Tax Matters summarized below under “Royalty Expense Deductions 1993-1997” and D&B and Moody’s are jointly and severally liable for all amounts resulting from the Legacy Tax Matters summarized below under “ Amortization and Royalty Expense Deductions/Royalty Income — 1997-1998.”
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
While we cannot assure you as to the outcome of these Legacy Tax Matters (other than the settled portion of the Royalty Expense Matter), management presently believes that D&B and Moody’s have sufficient financial resources, borrowing capacity and, where applicable, indemnity rights against IMS and NMR (who succeeded to Cognizant’s indemnity obligations under the Cognizant Distribution) and IMS and NMR in turn have sufficient financial resources and borrowing capacity to satisfy their respective indemnity obligations to D&B and Moody’s, so as to reimburse us for any payments we may be required to make and related costs we may incur in connection with these Legacy Tax Matters. Therefore, management presently believes that the ultimate resolution of these Legacy Tax Matters would not have a material adverse effect on the Company’s results of operations, cash flows or financial condition.

Royalty Expense Deductions — 1993 - 1997
Beginning in the second quarter of 2003, D&B received (on our behalf) a series of communications from the IRS proposing adjustments with respect to a partnership transaction entered into in 1993. Specifically, the IRS proposed to disallow certain royalty expense deductions claimed by D&B on its 1993 through 1997 tax returns. The IRS also separately challenged the tax treatment of certain royalty payments received by that partnership and proposed reallocating certain partnership income to D&B. These matters are collectively referred to herein as the Royalty Expense Matter.
In July 2005, we (as the taxpayer of record) entered into a settlement agreement with the IRS resolving the disallowance of the 1995 and 1996 royalty expense deductions portion of the Royalty Expense Matter. Accordingly, hereafter, we will no longer report on the Royalty Expense Matter, other than any developments material to us with respect to (a) the pending dispute between our indemnitors, and (b) tax years 1993, 1994 or 1997, in each case as described further below. On September 27, 2005, the IRS issued two bills to D&B (on our behalf) with respect to this settlement. The 1995 bill totaled $53.6 million and the 1996 bill totaled $82.2 million. These amounts have been paid directly to the IRS by our indemnitors.
While this matter has now been settled with the IRS, each of the relevant parties have consented to the settlement without prejudice to certain claims they may have against each other based upon the prior tender of the initial settlement agreement by us and D&B and the refusal to consent thereto by IMS and NMR during 2004, as disclosed in prior periodic reports. In fact, D&B and Moody’s each have paid what each believes is more than its allocable share of this settlement required by the Tax Sharing Agreements; however, their indemnity obligations to us require that they make such payments on our behalf and then pursue any claims against IMS and NMR.
IMS has alleged various breaches of our and D&B’s obligations under the Tax Sharing Agreements related to D&B’s management and attempted settlement of this matter with the IRS. In addition to “reserving its rights” against us and D&B, IMS has urged NMR (which is in direct contractual privity with us) to assert breaches of contract and to terminate the indemnity obligations of IMS and NMR under the Tax Sharing Agreements generally.
We and our legal counsel, understand D&B and their legal counsel, believe that neither NMR nor IMS have any right or the legal basis to terminate their indemnity obligations under the Tax Sharing Agreements, and that any attempt by them to do so will be found to be without merit, although we cannot assure you with respect to the ultimate outcome of that issue or with respect to the timing of its resolution. We understand that if D&B is not able to resolve these disputes through the negotiation process contemplated by the Tax Sharing Agreements that it intends to commence arbitration proceedings against IMS and NMR to enforce its rights to be reimbursed for those excess payments under the Tax Sharing Agreements.
The 1993, 1994, and 1997 royalty expense deduction portions of the Royalty Expense Matter were not part of the settlement and remain pending before the IRS.
With regard to tax years 1993 and 1994, we understand that D&B estimates that the disallowance of the royalty expense deductions for those years would result in a loss to it of approximately $20.0 million in pending tax refunds. We understand that D&B has filed a protest with respect to the 1993 and 1994 tax refunds, and intends to attempt to resolve this matter with the IRS before proceeding to litigation, if necessary.
With regard to tax year 1997, we understand that D&B estimates that an adverse determination by the IRS could negatively impact cash flow by approximately $1.7 million (net of tax benefits).

Amortization and Royalty Expense Deductions/Royalty Income — 1997 - 1998
In the fourth quarter of 2003, D&B received (on our behalf) IRS notices of proposed adjustment with respect to a partnership transaction entered into in 1997. The IRS asserted that certain amortization expense deductions claimed by D&B on its 1997 and 1998 tax returns should be disallowed.
In April 2004, D&B received (on our behalf) proposed notices of deficiency from the IRS, proposing adjustments with respect to the same 1997 partnership transaction consistent with the notices of proposed adjustment. We understand that D&B filed protests relating to this matter for the 1997 and 1998 tax years with the IRS Office of Appeals. During the third quarter of 2004, D&B was informed by the IRS Office of Appeals that the 1997 and 1998 tax years were being returned to the Examination Division of the IRS for further development of the issues.
In addition, the IRS has asserted that royalty expense deductions, claimed by D&B on its tax returns for 1997 and 1998 for royalties paid to the partnership should be disallowed. The IRS also has asserted that the receipt of these same royalties by the partnership should be reallocated to and reported as royalty income by D&B, including the portions of the royalties that were allocated to third party partners in the partnership, and, thus, included in their taxable income. We understand that D&B believes that the IRS’ stated positions with respect to the treatment of the royalty expense and royalty income are mutually inconsistent, making it unlikely that the IRS will prevail on both of the positions. We also understand that D&B nonetheless believes that the IRS may seek to issue notices with respect to both of these inconsistent positions.
We understand that D&B estimates that its additional tax liability as a result of the disallowance of the 1997 and 1998 amortization deductions could be up to $43.4 million (tax, interest and penalties, net of tax benefits).
In the event the IRS were to prevail on both positions with respect to the royalty expense and royalty income, which D&B believes unlikely, D&B estimates that the additional tax liability to it as a result of the disallowance of the 1997 and 1998 royalty expense deductions and the inclusion of the reallocated royalty income for all relevant years could be up to $143.7 million (tax, interest and penalties, net of tax benefits), which would be in addition to the $43.4 million noted above related to the amortization expense deduction.
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
Other Matters
The Company is exposed to potential defamation and breach of privacy claims arising from our publication of directories and our methods of collecting, processing and using advertiser and telephone subscriber data. If such data was determined to be inaccurate or if data stored by us was improperly accessed and disseminated by us or by unauthorized persons, the subjects of our data and users of that data we collect and publish could submit litigation claims against the Company. Although to date we have not experienced any material claims relating to defamation or breach of privacy, we may be party to such proceedings in the future that could have a material adverse effect on our business.
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

Item 6. Exhibits
Exhibits:

Exhibit No.	Document
2.1#	Stock Purchase Agreement, dated as of September 21, 2002, by and among the Company, Sprint Corporation and Centel Directories LLC (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 1, 2002, Commission File No. 001-07155)

2.2	Supplemental Agreement to Stock Purchase Agreement, dated as of December 31, 2002, by and among the Company, Sprint Corporation and Centel Directories LLC (incorporated by reference to Exhibit 2.2 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 17, 2003, Commission File No. 001-07155).

2.3#	Preferred Stock and Warrant Purchase Agreement, dated as of September 21, 2002, among R.H. Donnelley Corporation and investment partnerships affiliated with The Goldman Sachs Group, Inc. (incorporated by reference to Exhibit 2.2 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 1, 2002, Commission File No. 001-07155)

2.4#	Purchase Agreement dated as of July 28, 2004 by and among R.H. Donnelley Corporation, Ameritech Corporation and Ameritech Publishing, Inc. (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed with the SEC on August 2, 2004, Commission File No. 001-07155)

2.5	Amendment No. 1 to the Purchase Agreement, dated as of September 1, 2004, by and among R.H. Donnelley Corporation, Ameritech Corporation and Ameritech Publishing, Inc. (incorporated by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 3, 2004, Commission File No. 001-07155)

2.6#	Agreement and Plan of Merger, dated as of October 3, 2005, among R.H. Donnelley Corporation, Dex Media, Inc. and Forward Acquisition Corp. (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 6, 2005, Commission File No. 001-07155)

3.1	Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q for the three and nine months ended September 30, 1999, filed with the Securities and Exchange Commission on May 14, 1999 Commission File No. 001-07155)

3.2	By-laws of the Company (incorporated by reference to Exhibit 3.2 to the Quarterly Report on Form 10-Q for the three and nine months ended September 30, 1999, filed with the Securities and Exchange Commission on May 14, 1999 Commission File No. 001-07155)

3.3	Certificate of Incorporation of R.H. Donnelley Inc. (incorporated by reference to Exhibit 3.1 to Amendment No. 1 to the Registration Statement on Form S-4, filed with the Securities and Exchange Commission on August 7, 1998, Registration No. 333-59287)

3.4	By-laws of R.H. Donnelley Inc. (incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-4, filed with the Securities and Exchange Commission on July 17, 1998, Registration No. 333-59287)

Exhibit No.	Document
3.5	Certificate of Designations of Convertible Cumulative Preferred Stock of R.H. Donnelley Corporation (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 17, 2003, Commission File No. 001-07155)

3.6	Certificate of Designations of Series B-1 Convertible Cumulative Preferred Stock of R.H. Donnelley Corporation (incorporated by reference to Exhibit 3.1 to the Current Report Form 8-K, filed with the Securities and Exchange Commission on December 3, 2002, Commission File No. 001-07155)

4.1	Rights Agreement, dated as of October 27, 1998, between R.H. Donnelley Corporation and First Chicago Trust Company (incorporated by reference to Exhibit 4 to the Registration Statement on Form 8-A, filed with the Securities and Exchange Commission on November 5, 1998, Commission File No. 001-07155)

4.2	Amendment No. 1 to Rights Agreement, dated as of February 26, 2001, by and among R.H. Donnelley Corporation, First Chicago Trust Company of New York (as initial Rights Agent) and The Bank of New York (as successor Rights Agent) (incorporated by reference to Exhibit 4.5 to the Annual Report on Form 10-K for the year ended December 31, 2000, filed with the Securities and Exchange Commission on March 28, 2001, Commission File No. 001-07155)

4.3	Amendment No. 2 to Rights Agreement, dated as of September 21, 2002, between the Company and The Bank of New York, as successor Rights Agent (incorporated by reference to Exhibit 4.1 to Amendment No. 1 to the Registration Statement on Form 8-A, filed with the Securities and Exchange Commission on October 1, 2002, Commission File No. 001-07155)

4.4	Amendment No. 3, dated as of October 3, 2005, to the Rights Agreement, dated as of October 27, 1998, as amended, between the Company and The Bank of New York, as successor rights agent (incorporated by reference to Exhibit 4.1 to Amendment No. 2 to the Registration Statement on Form 8-A, filed with the Securities and Exchange Commission on October 6, 2005, Commission File No. 001-7155)

4.5	Form of Warrant Agreement, dated as of November 25, 2002, between the Company and investment partnerships affiliated with The Goldman Sachs Group, Inc. (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 17, 2003, Commission File No. 001-07155)

4.6	Form of Warrant Agreement, dated January 3, 2003, between the Company and investment partnerships affiliated with The Goldman Sachs Group, Inc. (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 17, 2003, Commission File No. 001-07155)

4.7	Registration Rights Agreement, dated as of November 25, 2002, among the Company and investment partnerships affiliated with The Goldman Sachs Group, Inc. (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 3, 2002, Commission File No. 001-07155)

Exhibit No.	Document
4.8	Indenture dated as of December 3, 2002 between R.H. Donnelley Inc. (as successor to R.H. Donnelley Finance Corporation I), as Issuer, and The Bank of New York, as Trustee, with respect to the 8.875% Senior Notes due 2010 (incorporated by reference to Exhibit 4.13 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 20, 2003, Commission File No. 001-07155)

4.9	Supplemental Indenture dated as of January 3, 2003 among R.H. Donnelley Inc., as Issuer, the Company and the other guarantors signatory thereto, as Guarantors, and The Bank of New York, as Trustee, with respect to the 8.875% Senior Notes due 2010 (incorporated by reference to Exhibit 4.14 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 20, 2003, Commission File No. 001-07155)

4.10	Form of 8.875% Senior Notes due 2010 (included in Exhibit 4.8)

4.11	Guarantees relating to the 8.875% Senior Notes due 2010 (incorporated by reference to Exhibit 4.16 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 20, 2003, Commission File No. 001-07155)

4.12	Indenture dated as of December 3, 2002 between R.H. Donnelley Inc. (as successor to R.H. Donnelley Finance Corporation I), as Issuer, and The Bank of New York, as Trustee, with respect to the 10.875% Senior Subordinated Notes due 2012 (incorporated by reference to Exhibit 4.17 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 20, 2003, Commission File No. 001-07155)

4.13	Supplemental Indenture dated as of January 3, 2003 among R.H. Donnelley Inc., as Issuer, the Company and the other guarantors signatory thereto, as Guarantors, and The Bank of New York, as Trustee, with respect to the 10.875% Senior Subordinated Notes due 2012 (incorporated by reference to Exhibit 4.18 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 20, 2003, Commission File No. 001-07155)

4.14	Form of 10.875% Senior Subordinated Notes due 2012 (included in Exhibit 4.12)

4.15	Guarantees relating to the 10.875% Senior Subordinated Notes due 2012 (incorporated by reference to Exhibit 4.20 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 20, 2003, Commission File No. 001-07155)

4.16	Second Supplemental Indenture dated as of January 9, 2004 among R.H. Donnelley Inc., as Issuer, the Company and other guarantors signatory thereto, as Guarantors, and The Bank of New York, as Trustee, with respect to the 10.875% Senior Subordinated Notes due 2012 (incorporated by reference to Exhibit 4.21 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 12, 2004, Commission File No. 001-07155)

4.17	Second Supplemental Indenture, dated as of September 1, 2004, by and among R.H. Donnelley Inc., the guarantors party thereto and The Bank of New York, as Trustee, with respect to the 8.875% Senior Notes due 2010 of R.H. Donnelley Inc. (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 3, 2004, Commission File No. 001-07155)

Exhibit No.	Document
4.18	Third Supplemental Indenture, dated as of September 1, 2004, by and among R.H. Donnelley Inc., the guarantors party thereto and The Bank of New York, as Trustee, with respect to the 10.875% Senior Subordinated Notes due 2012 of R.H. Donnelley Inc. (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 3, 2004, Commission File No. 001-07155)

4.19	Senior Guarantees relating to Second Supplemental Indenture to the Indenture governing the 8.875% Senior Notes due 2010 (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 3, 2004, Commission File No. 001-07155)

4.20	Senior Subordinated Guarantees relating to the Third Supplemental Indenture to the Indenture governing the 10.875% Notes due 2012 (incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 3, 2004, Commission File No. 001-07155)

4.21#	Indenture, dated as of January 14, 2005, among R.H. Donnelly Corporation and The Bank of New York, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 19, 2005, Commission File No. 001-07155)

4.22	Form of 6 7/8% Senior Notes due 2013 (included in Exhibit 4.21)

10.1#	Form of Distribution Agreement between the Company (f/k/a The Dun & Bradstreet Corporation) and The New Dun & Bradstreet Corporation (incorporated by reference to Exhibit 99.2 to the Current Report on Form 8-K of the Company (f/k/a The Dun & Bradstreet Corporation), filed with the Securities and Exchange Commission on September 30, 1998, Commission File No. 001-07155)

10.2#	Form of Tax Allocation Agreement between the Company (f/k/a The Dun & Bradstreet Corporation) and The New Dun & Bradstreet Corporation (incorporated by reference to Exhibit 99.3 to the Current Report on Form 8-K of the Company (f/k/a The Dun & Bradstreet Corporation), filed with the Securities and Exchange Commission on September 30, 1998, Commission File No. 001-07155)

10.3#	Amended and Restated Indemnity and Joint Defense Agreement dated as of July 30, 2004, by and among VNU, N.V., VNU, Inc., ACNielson Corporation, AC Nielson (US), Inc., Nielson Media Research, Inc., R.H. Donnelley Corporation, the Dun & Bradstreet Corporation, Moody’s Corporation, and IMS Health Incorporated (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 9, 2004, Commission File No. 001-07155)

10.4#	DonTech II Partnership Agreement, effective August 19, 1997, by and between R.H. Donnelley Inc. (f/k/a The Reuben H. Donnelley Corporation) and R.H. Donnelley Publishing and Advertising of Illinois Partnership, as successor to Ameritech Publishing of Illinois, Inc. (incorporated by reference to Exhibit 10.10 to Amendment No. 1 to the Registration Statement on Form S-4, filed with the Securities and Exchange Commission on August 7, 1998, Registration No. 333-59287)

10.5	Amendment No. 1 to DonTech II Partnership Agreement dated as of January 28, 2000 between R.H. Donnelley Inc. and R.H. Donnelley Publishing and Advertising of Illinois Partnership, as successor to Ameritech Publishing of Illinois, Inc. (incorporated by reference to Exhibit 10.4 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 12, 2004, Commission File No. 001-07155)

Exhibit No.	Document
10.6#	Revenue Participation Agreement, dated as of August 19, 1997, by and between R.H. Donnelley Publishing and Advertising of Illinois Partnership, as successor to APIL Partners Partnership, and R.H. Donnelley APIL, Inc., as assignee of R.H. Donnelley Inc. (f/k/a The Reuben H. Donnelley Corporation) (incorporated by reference to Exhibit 10.11 to Amendment No. 1 to the Registration Statement on Form S-4, filed with the Securities and Exchange Commission on August 7, 1998, Registration No. 333-59287)

10.7#	Master Agreement, executed August 19, 1997, by and among R.H. Donnelley Inc. (f/k/a The Reuben H. Donnelley Corporation), the Company (f/k/a The Dun & Bradstreet Corporation), The Am-Don Partnership a/k/a DonTech, DonTech II, Ameritech Publishing, Inc., Ameritech Publishing of Illinois, Inc., Ameritech Corporation, DonTech I Publishing Company LLC and the APIL Partners Partnership (incorporated by reference to Exhibit 10.12 to Amendment No. 1 to the Registration Statement on Form S-4, filed with the Securities and Exchange Commission on August 7, 1998, Registration No. 333-59287) This agreement is no longer in effect.

10.8#	Exclusive Sales Agency Agreement, effective August 19, 1997, between R.H. Donnelley Publishing and Advertising of Illinois Partnership, as successor to APIL Partners Partnership, and DonTech II (incorporated by reference to Exhibit 10.13 to Amendment No. 1 to the Registration Statement on Form S-4, filed with the Securities and Exchange Commission on August 7, 1998, Registration No. 333-59287)

10.9	Agreement for Publishing Services, dated as of January 1, 2002 between Ameritech Publishing Inc. and R.H. Donnelley Inc. (certain portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to an Application for an Order Granting Confidential Treatment) (incorporated by reference to Exhibit 10.13 to the Company’s Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2002, filed with the Securities and Exchange Commission on May 10, 2002, Commission File No. 001-07155) This agreement is no longer in effect.

10.10^	Key Employees’ Performance Unit Plan, as amended and restated (incorporated by reference to Exhibit 10.15 to Amendment No. 3 to the Registration Statement on Form S-4, filed with the Securities and Exchange Commission on September 28, 1998, Registration No. 333-59287)

10.11^	1991 Key Employees’ Stock Option Plan, as amended and restated through April 25, 2000 (incorporated by reference to Exhibit 10.17 to the Company’s Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2000, filed with the Securities and Exchange Commission on November 13, 2000, Commission File No. 001-07155)

10.12^	Amended and Restated 1998 Directors’ Stock Plan (incorporated by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999, filed with the Securities and Exchange Commission on March 27, 2000, Commission File No. 001-07155)

10.13^	Pension Benefit Equalization Plan (incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, filed with the Securities and Exchange Commission on March 27, 2002, Commission File No. 001-07155)

Exhibit No.	Document
10.14^	2001 Stock Award and Incentive Plan (incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, filed with the Securities and Exchange Commission on March 27, 2002, Commission File No. 001-07155)

10.15^	2005 Stock Award and Incentive Plan (incorporated by reference to Exhibit 10.15 to the Company’s Quarterly Report on Form 10-Q for the three and nine months ended June 30, 2005, filed with the Securities and Exchange Commission on August 5, 2005, Commission File No. 001-07155)

10.16^	Form of Non-Qualified Stock Option Agreement under 2005 Plan (incorporated by reference to Exhibit 10.16 to the Company’s Quarterly Report on Form 10-Q for the three and nine months ended June 30, 2005, filed with the Securities and Exchange Commission on August 5, 2005, Commission File No. 001-07155)

10.17^	Form of Annual Incentive Program Award under 2005 Plan (incorporated by reference to Exhibit 10.17 to the Company’s Quarterly Report on Form 10-Q for the three and nine months ended June 30, 2005, filed with the Securities and Exchange Commission on August 5, 2005, Commission File No. 001-07155)

10.18^	Form of Performance Unit Program Award (incorporated by reference to Exhibit 99.04 to the Registration Statement on Form S-8, filed with the Securities and Exchange Commission on July 25, 2001, Registration No. 333-65822)

10.19^	Form of Stock Appreciation Rights Agreement under 2005 Plan (incorporated by reference to Exhibit 10.19 to the Company’s Quarterly Report on Form 10-Q for the three and nine months ended June 30, 2005, filed with the Securities and Exchange Commission on August 5, 2005, Commission File No. 001-07155)

10.20^	Form of Stock Appreciation Rights Awards Agreement (incorporated by reference to Exhibit 10.10 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 6, 2005, Commission File No. 001-07155)

10.21^	Deferred Compensation Plan (incorporated by reference to Exhibit 4.01 to the Company’s Registration Statement on Form S-8, filed with the Securities and Exchange Commission on November 24, 1999, Registration No. 333-91613)

10.22^	Employment Agreement effective as of May 1, 2002 between the Company and David C. Swanson (incorporated by reference to Exhibit 10.29 to the Company’s Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2002, filed with the Securities and Exchange Commission on August 14, 2002, Commission File No. 001-07155)

10.23^	Amended and Restated Employment Agreement, dated October 3, 2005, between R.H. Donnelley Corporation and David C. Swanson (incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 6, 2005, Commission File No. 001-07155)

10.24^	Employment Agreement effective September 21, 2002 between the Company and Peter J. McDonald (incorporated by reference to Exhibit 10.30 to the Quarterly Report on Form 10-Q for the nine months ended September 30, 2002, filed with the Securities and Exchange Commission on November 12, 2002, Commission File No. 001-07155)

10.25^	Amended and Restated Employment Agreement, dated October 3, 2005, between R.H. Donnelley Corporation and Peter J. McDonald (incorporated by reference to Exhibit 10.8 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 6, 2005, Commission File No. 001-07155)

Exhibit No.	Document
10.26^	Employment Agreement effective March 1, 2002 between the Company and Steven M. Blondy (incorporated by reference to Exhibit 10.30 to the Company’s Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2002, filed with the Securities and Exchange Commission on August 14, 2002, Commission File No. 001-07155)

10.27^	Amended and Restated Employment Agreement, dated October 3, 2005, between R.H. Donnelley Corporation and Steven M. Blondy (incorporated by reference to Exhibit 10.9 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 6, 2005, Commission File No. 001-07155)

10.28^	Employment Agreement dated as of January 1, 2001 between the Company and Robert J. Bush (incorporated by reference to Exhibit 10.37 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, filed with the Securities and Exchange Commission on March 28, 2001, Commission File No. 001-07155)

10.29^	Amendment No. 1 to Employment Agreement dated as of February 27, 2001 between the Company and Robert J. Bush (incorporated by reference to Exhibit 10.38 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, filed with the Securities and Exchange Commission on March 28, 2001, Commission File No. 001-07155)

10.30	Letter Agreement, dated as of November 25, 2002, among the Company, R.H. Donnelley Inc. and investment partnerships affiliated with The Goldman Sachs Group, Inc (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 3, 2002, Commission File No. 001-07155)

10.31	Letter Agreement dated as of January 3, 2003 among the Company, R.H. Donnelley Inc. and investment partnerships affiliated with The Goldman Sachs Group, Inc (incorporated by reference to Exhibit 10.8 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 17, 2003, Commission File No. 001-07155)

10.32	Letter Agreement, dated as of July 22, 2003 among the Company and investment partnerships affiliated with The Goldman Sachs Group, Inc. (incorporated by reference to Exhibit 10.45 to the Company’s Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2003, filed with the Securities and Exchange Commission on August 13, 2003, Commission File No. 001-07155)

10.33#	Directory Services License Agreement, dated as of January 3, 2003, by and among R.H. Donnelley Publishing & Advertising, Inc. (f/k/a Sprint Publishing & Advertising, Inc.), CenDon L.L.C., R.H. Donnelley Directory Company (f/k/a Centel Directory Company), Sprint Corporation, Sprint Directory Trademark Company, LLC and the Sprint Local Telecommunications Division (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 17, 2003, Commission File No. 001-07155)

10.34#	Trademark License Agreement, dated as of January 3, 2003, by and among Sprint Directory Trademark Company, LLC, R.H. Donnelley Publishing & Advertising, Inc. (f/k/a Sprint Publishing & Advertising, Inc.), CenDon L.L.C. and R.H. Donnelley Directory Company (f/k/a Centel Directory Company) (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 17, 2003, Commission File No. 001-07155)

Exhibit No.	Document
10.35#	Publisher Trademark License Agreement, dated as of January 3, 2003, by and among R.H. Donnelley Publishing & Advertising, Inc. (f/k/a Sprint Publishing & Advertising, Inc.), R.H. Donnelley Directory Company (f/k/a Centel Directory Company) and Sprint Corporation (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 17, 2003, Commission File No. 001-07155)

10.36	Non-Competition Agreement, dated as of January 3, 2003, by and among the Company, R.H. Donnelley Publishing & Advertising, Inc. (f/k/a Sprint Publishing & Advertising, Inc.), CenDon L.L.C., R.H. Donnelley Directory Company (f/k/a Centel Directory Company), Sprint Corporation and the Sprint Local Telecommunications Division (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 17, 2003, Commission File No. 001-07155)

10.37	Subscriber Listings Agreement, dated as of January 3, 2003, by and among R.H. Donnelley Publishing & Advertising, Inc. (f/k/a Sprint Publishing & Advertising, Inc.), CenDon L.L.C., R.H. Donnelley Directory Company (f/k/a Centel Directory Company), Sprint Corporation and the Sprint Local Telecommunications Division (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 17, 2003, Commission File No. 001-07155)

10.38#	Directory Services License Agreement, dated as of September 1, 2004, among R.H. Donnelley Corporation, R.H. Donnelley Publishing & Advertising of Illinois Partnership (formerly known as The APIL Partners Partnership), DonTech II Partnership, Ameritech Corporation, SBC Directory Operations, Inc. and SBC Knowledge Ventures, L.P. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 3, 2004, Commission File No. 001-07155)

10.39	Non-Competition Agreement, dated as of September 1, 2004, between R.H. Donnelley Corporation and SBC Communications, Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 3, 2004, Commission File No. 001-07155)

10.40	SMARTpages Reseller Agreement, dated as of September 1, 2004, among SBC Communications, Inc., Southwestern Bell Yellow Pages, Inc., SBC Knowledge Ventures, L.P., R.H. Donnelley Corporation, R.H. Donnelley Publishing & Advertising of Illinois Partnership (formerly known as The APIL Partners Partnership) and DonTech II Partnership (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 3, 2004, Commission File No. 001-07155)

10.41	Ameritech Directory Publishing Listing License Agreement, dated as of September 1, 2004, among R.H. Donnelley Publishing & Advertising of Illinois Partnership (formerly known as The APIL Partners Partnership), DonTech II Partnership and Ameritech Services Inc. (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 3, 2004, Commission File No. 001-07155)

Exhibit No.	Document
10.42#	Credit Agreement, dated as of December 6, 2002, among the Company, R.H. Donnelley Inc., R.H. Donnelley Finance Corporation II (subsequently merged with and into R.H. Donnelley Inc.), the several lenders from time to time party thereto, Bear Stearns Corporate Lending Inc. and Citicorp North America, Inc., as joint syndication agents, BNP Paribas and Fleet National Bank, as joint documentation agents, Deutsche Bank Trust Company Americas, as administrative agent, and Deutsche Bank Securities Inc., Salomon Smith Barney Inc. and Bear, Stearns & Co. Inc., as joint lead arrangers and joint book runners (incorporated by reference to Exhibit 10.10 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 17, 2003, Commission File No. 001-07155)

10.43	First Amendment, dated as of December 5, 2003, among the Company, R.H. Donnelley Inc., the financial institutions parties thereto, Deutsche Bank Securities Inc., CitiGroup Global Markets Inc. and Bear, Stearns & Co. Inc., as joint lead arrangers and joint book runners, Bear Stearns Corporate Lending Inc. and Citicorp North America, Inc., as joint syndication agents, BNP Paribas and Fleet National Bank, as documentation agents, and Deutsche Bank Trust Company Americas, as administrative agent, to the Credit Agreement, dated as of December 6, 2002 (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 26, 2004, Commission File No. 001-07155)

10.44#	Amended and Restated Credit Agreement, dated as of September 1, 2004, by and among, R.H. Donnelley Inc., as borrower, R.H. Donnelley Corporation, the lenders from time to time parties thereto, J.P. Morgan Securities Inc. and Bear, Stearns & Co. Inc., as joint lead arrangers and joint bookrunners, JPMorgan Chase Bank and Bear Stearns Corporate Lending Inc., as co-syndication agents, Citicorp North America, Inc. and Goldman Sachs Credit Partners L.P., as co-documentation agents, and Deutsche Bank Trust Company Americas, as administrative agent (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 3, 2004, Commission File No. 001-07155)

10.45	First Amendment, dated as of December 6, 2004, to the Amended and Restated Credit Agreement, dated as of September 1, 2004, by and among R.H. Donnelley Corporation, R.H. Donnelley Inc., the lenders from time to time parties thereto, Deutsche Bank Trust Company Americas, as administrative agent and J.P. Morgan Securities Inc. as sole bookrunner and sole lead arranger and the other agents party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 8, 2004, Commission File No. 001-07155)

10.46	Second Amendment, dated as of January 7, 2005, to the Amended and Restated Credit Agreement, dated as of September 1, 2004, by and among R.H. Donnelley Corporation, R.H. Donnelley Inc., the lenders from time to time parties thereto, Deutsche Bank Trust Company Americas, as administrative agent and the other agents party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 11, 2005, Commission File No. 001-07155)

10.47	Amended and Restated Guaranty and Collateral Agreement, dated as of September 1, 2004, by and among R.H. Donnelley Corporation, R.H. Donnelley Inc., R.H. Donnelley APIL, Inc., R.H. Donnelley Publishing & Advertising, Inc., Get Digital Smart.com Inc., R.H. Donnelley Publishing & Advertising of Illinois Partnership, DonTech II Partnership, DonTech Holdings, LLC, and R.H. Donnelley Publishing & Advertising of Illinois Holdings, LLC (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 3, 2004, Commission File No. 001-07155)

Exhibit No.	Document
10.48	Reaffirmation, dated as of December 6, 2004, by R.H. Donnelley Corporation, R.H. Donnelley Inc. and its subsidiaries in favor of Deutsche Bank Trust Company Americas, as administrative agent (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 8, 2004, Commission File No. 001-07155)

10.49#	Closing Agreement dated as of December 13, 2004 by and between the Company and the Commissioner of the Internal Revenue Service (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 16, 2004, Commission File No. 001-07155)

10.50	Closing Agreement dated as of July 21, 2005 by and between the Company and the Commissioner of the Internal Revenue Service (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 3, 2005, Commission File No. 001-07155)

10.51#	Stock Purchase Agreement dated as of January 10, 2005, by and among R.H. Donnelley Corporation and certain investment partnerships affiliated with The Goldman Sachs Group, Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 11, 2005, Commission File No. 001-07155)

10.52	Registration Rights Agreement, dated as of January 14, 2005, among R.H. Donnelley Corporation and the initial purchasers that are party thereto (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 19, 2005, Commission File No. 001-07155)

10.53	Sponsor Stockholders Agreement, dated as of October 3, 2005, among R.H. Donnelley Corporation, Welsh, Carson, Anderson & Stowe IX, L.P., WD GP Associates LLC and WD Investors LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 6, 2005, Commission File No. 001-07155)

10.54	Sponsor Stockholders Agreement, dated as of October 3, 2005, among R.H. Donnelly Corporation, Carlyle Partners III, L.P., CP III Coinvestment, L.P., Carlyle High Yield Partners, L.P., Carlyle-Dex Partners L.P. and Carlyle-Dex Partners II, L.P. (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 6, 2005, Commission File No. 001-07155)

10.55	Support Agreement, dated October 3, 2005, among R.H. Donnelley Corporation, Welsh, Carson, Anderson & Stowe IX, L.P., WD GP Associates LLC and WD Investors LLC. (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 6, 2005, Commission File No. 001-07155)

10.56	Support Agreement, dated October 3, 2005, among R.H. Donnelley Corporation, Carlyle Partners III, L.P., CP III Coinvestment, L.P., Carlyle High Yield Partners, L.P., Carlyle-Dex Partners L.P. and Carlyle-Dex Partners II, L.P. (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 6, 2005, Commission File No. 001-07155)

10.57#	Stock Purchase and Support Agreement, dated as of October 3, 2005, among R.H. Donnelly Corporation and the stockholders listed on Schedule A attached thereto (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 6, 2005, Commission File No. 001-07155)

Exhibit No.	Document
10.58	Commitment Letter, dated October 2, 2005, among R.H. Donnelley Corporation, J.P. Morgan Securities Inc. and JPMorgan Chase Bank, N.A. (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 6, 2005, Commission File No. 001-07155)

31.1*	Certification of Quarterly Report on Form 10-Q for the period ended September 30, 2005 by David C. Swanson, Chief Executive Officer of R.H. Donnelley Corporation under Section 302 of the Sarbanes-Oxley Act

31.2*	Certification of Quarterly Report on Form 10-Q for the period ended September 30, 2005 by Steven M. Blondy, Senior Vice President and Chief Financial Officer R.H. Donnelley Corporation under Section 302 of the Sarbanes-Oxley Act

31.3*	Certification of Quarterly Report on Form 10-Q for the period ended September 30, 2005 by David C. Swanson, Chief Executive Officer for R.H. Donnelley Inc. under Section 302 of the Sarbanes-Oxley Act

31.4*	Certification of Quarterly Report on Form 10-Q for the period ended September 30, 2005 by Steven M. Blondy, Senior Vice President and Chief Financial Officer for R.H. Donnelley Inc. under Section 302 of the Sarbanes-Oxley Act

32.1*	Certification of Quarterly Report on Form 10-Q for the period ended September 30, 2005 under Section 906 of the Sarbanes-Oxley Act by David C. Swanson, Chief Executive Officer, and Steven M. Blondy, Senior Vice President and Chief Financial Officer, for R.H. Donnelley Corporation

32.2*	Certification of Quarterly Report on Form 10-Q for the period ended September 30, 2005 under Section 906 of the Sarbanes-Oxley Act by David C. Swanson, Chief Executive Officer, and Steven M. Blondy, Senior Vice President and Chief Financial Officer, for R.H. Donnelley Inc.

*	Filed herewith

^	Management contract or compensatory plan

#	The Company agrees to furnish supplementally a copy of any omitted exhibits or schedules to the Securities and Exchange Commission upon request.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

R.H. DONNELLEY CORPORATION
Date: November 9, 2005	By:	/s/ Steven M. Blondy
Steven M. Blondy
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Date: November 9, 2005	By:	/s/ Robert A. Gross
Robert A. Gross
Vice President and Controller (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

R.H. DONNELLEY INC.
Date: November 9, 2005	By:	/s/ Steven M. Blondy
Steven M. Blondy
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Date: November 9, 2005	By:	/s/ Robert A. Gross
Robert A. Gross
Vice President and Controller (Principal Accounting Officer)

Exhibit Index

Exhibit No.	Document
31.1*	Certification of Quarterly Report on Form 10-Q for the period ended September 30, 2005 by David C. Swanson, Chief Executive Officer of R.H. Donnelley Corporation under Section 302 of the Sarbanes-Oxley Act

31.2*	Certification of Quarterly Report on Form 10-Q for the period ended September 30, 2005 by Steven M. Blondy, Senior Vice President and Chief Financial Officer R.H. Donnelley Corporation under Section 302 of the Sarbanes-Oxley Act

31.3*	Certification of Quarterly Report on Form 10-Q for the period ended September 30, 2005 by David C. Swanson, Chief Executive Officer for R.H. Donnelley Inc. under Section 302 of the Sarbanes-Oxley Act

31.4*	Certification of Quarterly Report on Form 10-Q for the period ended September 30, 2005 by Steven M. Blondy, Senior Vice President and Chief Financial Officer for R.H. Donnelley Inc. under Section 302 of the Sarbanes-Oxley Act

32.1*	Certification of Quarterly Report on Form 10-Q for the period ended September 30, 2005 under Section 906 of the Sarbanes-Oxley Act by David C. Swanson, Chief Executive Officer, and Steven M. Blondy, Senior Vice President and Chief Financial Officer, for R.H. Donnelley Corporation

32.2*	Certification of Quarterly Report on Form 10-Q for the period ended September 30, 2005 under Section 906 of the Sarbanes-Oxley Act by David C. Swanson, Chief Executive Officer, and Steven M. Blondy, Senior Vice President and Chief Financial Officer, for R.H. Donnelley Inc.

*	Filed herewith