Form 10-K
period 2005-12-31
R H DONNELLEY CORP; DONNELLEY R H INC
filed 2006-03-16
CIK 30419, 1065310

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
Annual Report Pursuant
to Sections 13 or 15(d) of the Securities Exchange Act of 1934

(Mark one)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 001-07155

R.H. Donnelley Corporation
(Exact name of registrant as specified in its charter)

Delaware	13-2740040
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1001 Winstead Drive, Cary, N.C.	27513
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (919) 297-1600

Securities registered pursuant to Section 12(b) of the Act:

Title of class	Name of exchange on which registered
Common Stock, par value $1 per share	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☑     No ☐

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑     No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑     Accelerated filer ☐     Non-accelerated filer ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

The aggregate market value at June 30, 2005, the last day of our most recently completed second quarter, of shares of the Registrant’s common stock (based upon the closing price per share of $61.98 of such stock on The New York Stock Exchange on such date) held by non-affiliates of the Registrant was approximately $1,967,974,000. At June 30, 2005, there were 31,751,764 outstanding shares of the Registrant’s common stock, not including any shares of common stock beneficially owned by The Goldman Sachs Group, Inc. The aggregate market value at March 1, 2006 of shares of the Registrant’s common stock (based upon the closing price per share of $60.11 of such stock on The New York Stock Exchange on such date) held by non-affiliates of the Registrant was approximately $4,120,724,000. For purposes of these calculations, only those shares held by directors and executive officers of the Registrant and shares beneficially owned by affiliates of The Goldman Sachs Group, Inc (as of June 30, 2005) and The Carlyle Group and Welsch, Carson, Anderson & Stowe (as of March 1, 2006) have been excluded as held by affiliates. Such exclusion should not be deemed a determination or an admission by the Registrant or any such person that such individuals or entities are, in fact, affiliates of the Registrant. At March 1, 2006, there were 68,553,054 outstanding shares of the Registrant’s common stock.

Commission file number 333-59287

R.H. DONNELLEY INC. *
(Exact name of registrant as specified in its charter)

Delaware	36-2467635
(State of Incorporation)	(IRS Employer Identification No.)
1001 Winstead Drive, Cary, N.C.	27513
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code
(919) 297-1600

*	R.H. Donnelley Inc. is a wholly owned subsidiary of R.H. Donnelley Corporation. R.H. Donnelley Inc. meets the conditions set forth in General Instructions I 1(a) and (b) of Form 10-K and is therefore filing this report with respect to R.H. Donnelley Inc. with the reduced disclosure format. R.H. Donnelley Inc. became subject to the filing requirements of Section 15(d) on October 1, 1998 in connection with the public offer and sale of its 9.125% Senior Subordinated Notes, which Notes were redeemed in full on February 6, 2004. In addition, R.H. Donnelley Inc. is the obligor of 10.875% Senior Subordinated Notes due 2012 and is subject to the filing requirements of Section 15(d) as a result of such notes. As of March 1, 2006, 100 shares of R.H. Donnelley Inc. common stock, no par value, were outstanding.

Documents Incorporated By Reference

Part III
Item 10	Directors and Executive Officers of the Registrant	Information responsive to this Item can be found under the captions ‘‘Board of Directors” and ‘‘Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s Proxy Statement to be filed with the Commission on or prior to April 28, 2006.
Item 11	Executive Compensation	Information responsive to this Item can be found under the caption “Director and Executive Compensation” in the Company’s Proxy Statement to be filed with the Commission on or prior to April 28, 2006.
Item 12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	Information responsive to this Item can be found under the caption “Security Ownership of Certain Beneficial Owners and Management” in the Company’s Proxy Statement to be filed with the Commission on or prior to April 28, 2006.
Item 13	Certain Relationships and Related Transactions	Information responsive to this Item can be found under the caption ‘‘Director and Executive Compensation — Compensation Committee Interlocks and Insider Participation; Certain Relationships and Related Party Transactions” in the Company’s Proxy Statement to be filed with the Commission on or prior to April 28, 2006.
Item 14	Principal Accountant Fees and Services	Information responsive to this Item can be found under the caption ‘‘Board of Directors — Committees of the Board of Directors — Audit and Finance Committee” and “— Report of the Audit and Finance Committee — Fees” in the Company’s Proxy Statement to be filed with the Commission on or prior to April 28, 2006.

PART I

ITEM 1.	BUSINESS.

General

Except where otherwise indicated, the terms “Company,” “Donnelley,” “RHD,” “we,” “us” and “our” refer to R.H. Donnelley Corporation and its direct and indirect wholly owned subsidiaries. As of December 31, 2005, R.H. Donnelley Inc. was our only wholly owned direct subsidiary. Our executive offices are located at 1001 Winstead Drive, Cary, North Carolina 27513 and our telephone number is (919) 297-1600. Our Internet Website address is www.rhd.com. We make available free of charge on our Web site our annual, quarterly and current reports, including amendments to such reports, as soon as practicable after we electronically file such material with, or furnish such material to, the United States Securities and Exchange Commission (“SEC”). Our filings can also be obtained from the SEC Web site at www.sec.gov. However, the information found on our Web site or the SEC Web site is not part of this annual report.

RHD was formed on February 6, 1973 as a Delaware corporation. In November 1996, the Company then known as The Dun & Bradstreet Corporation separated through a spin-off into three separate public companies: The Dun and Bradstreet Corporation, ACNielsen Corporation, and Cognizant Corporation. In June 1998, The Dun & Bradstreet Corporation separated through a spin-off into two separate public companies: R.H. Donnelley Corporation (formerly The Dun & Bradstreet Corporation) and a new company that changed its name to The Dun & Bradstreet Corporation.

Significant Business Developments

On January 31, 2006, we acquired all of the outstanding common stock of Dex Media, Inc. (“Dex Media”) for a purchase price of $4.1 billion, consisting of 36,547,381 shares of our common stock valued at $2.2 billion and $1.9 billion in cash (the “Dex Media Merger”). We also assumed all of Dex Media’s outstanding indebtedness with a fair value of $5.7 billion. Dex Media is the exclusive publisher of the “official” yellow pages and white pages directories for Qwest Communications International Inc. (“Qwest”) where Qwest is the primary Local Exchange Carrier (“LEC”). Prior to the Dex Media Merger, Dex Media was a leading directory publisher in the United States. See “Acquisitions-Dex Media Merger” below for a further description of the Dex Media Merger. The purpose of the Dex Media Merger was to take a further step in the transformation of RHD into a leading publisher of Yellow Pages directories, as well as to combine the complementary strengths of both companies.

On January 27, 2006, and in conjunction with the Stock Purchase and Support Agreement signed on October 3, 2005, we repurchased the remaining 100,301 shares of our outstanding 8% convertible cumulative preferred stock (“Preferred Stock”) from investment partnerships affiliated with The Goldman Sachs Group, Inc. (the “GS Funds”) for $336.1 million in cash including accrued cash dividends and interest (the “GS Repurchase”). Based on the terms of the Stock Purchase and Support Agreement, the repurchase of the Preferred Stock became a probable event on October 3, 2005, requiring the recorded value of the Preferred Stock to be accreted to its redemption value. The accretion to redemption value during 2005 totaled $211.0 million and has been recorded as a reduction to net income available to common shareholders on the Consolidated Statements of Operations for the year ended December 31, 2005. Subsequent to the GS Repurchase, we have no outstanding shares of Preferred Stock. See Item 8, “Financial Statements and Supplementary Data — Note 17, Subsequent Events” for a further description of the GS Repurchase.

In January 2005, we repurchased 100,303 shares of our outstanding Preferred Stock from the GS Funds for $277.2 million in cash. In connection with this Preferred Stock repurchase, we recorded a reduction in earnings available to common shareholders on the Consolidated Statements of Operations and Comprehensive Income of $133.7 million to reflect the loss on the repurchase of these shares for the year-ended December 31, 2005.

Corporate Overview

Following the closing of the Dex Media Merger, we are the third largest print and online directory publisher in the United States, based on revenue. During 2006, we expect to have a total annual distribution of approximately 80 million, serving over 600,000 local and national advertisers with more than 625 directories in 28 states. In 2005, Dex Media published 293 directories and printed approximately 52 million copies of these directories for distribution to virtually all business and residential customers throughout the following Dex Media states: Arizona, Colorado, Idaho, Iowa, Minnesota, Montana, Nebraska, New Mexico, North Dakota, Oregon, South Dakota, Utah, Washington and Wyoming. Dex Media’s Internet-based directory, DexOnline.comtm, which is bundled with Dex Media’s print product to provide web-based access to Dex Media’s directories, further expands the distribution of Dex Media’s advertiser content. In addition to the acquired Dex Media directory business, we publish Sprint-branded directories in 18 states, with major markets including Las Vegas, Nevada and Orlando and Lee County, Florida, with a total distribution of approximately 18 million serving approximately 160,000 local and national advertisers. We also publish AT&T (formerly known as “SBC”)-branded directories in Illinois and Northwest Indiana, with a total distribution of approximately 10 million serving approximately 100,000 local and national advertisers. We also offer online city guides and search web sites in all our Sprint markets under the Best Red Yellow Pages brand at www.bestredyp.com and in the Chicagoland area at www.chicagolandyp.com.

Acquisitions

Dex Media Merger

On January 31, 2006, we completed the Dex Media Merger by purchasing all of the outstanding common stock of Dex Media for a purchase price of $4.1 billion. Pursuant to the Agreement and Plan of Merger dated October 3, 2005 (“Merger Agreement”), each issued and outstanding share of Dex Media common stock was converted into $12.30 in cash and 0.24154 of a share of RHD common stock, resulting in an aggregate cash value of $1.9 billion and an aggregate stock value of $2.2 billion, based on 36,547,381 newly issued shares of RHD common stock. Additionally, we assumed Dex Media’s outstanding indebtedness on January 31, 2006 with a fair value of $5.7 billion. The acquired Dex Media directory business now operates as Dex Media, Inc., one of our direct, wholly-owned subsidiaries.

In connection with the Dex Media Merger, we assumed by operation of law (1) a publishing agreement with a term of 50 years commencing November 8, 2002 (subject to automatic renewal for additional one-year terms), which grants us the right to be the exclusive official directory publisher of listings and classified advertisements of Qwest’s telephone customers in the geographic areas in the Dex Media states in which Qwest provides local telephone services; (2) a non-competition agreement with a term of 40 years commencing November 8, 2002, pursuant to which Qwest has agreed not to sell directory products consisting principally of listings and classified advertisements for subscribers in the geographic areas in the Dex Media states in which Qwest provides local telephone service; (3) an advertising agreement whereby Qwest has agreed to purchase an aggregate of $20 million of advertising per year through 2017 from us at pricing on terms at least favorable as those offered to similar large customers; (4) an intellectual property contribution agreement pursuant to which Qwest assigned and or licensed to us the Qwest intellectual property previously used in the Qwest directory services business; and (5) a trademark license agreement pursuant to which Qwest license granted to us the right until November 2007 to use the Qwest Dex and Qwest Dex Advantage marks in connection with directory products and related marketing material in the Dex Media states and the right to use these marks in connection with DexOnline.com.

The Dex Media Merger will be accounted for as a purchase business combination in the first quarter of 2006 and the purchase price will be allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their respective fair values as of January 31, 2006. The results of the Dex Media business will be included in our consolidated results commencing February 1, 2006. Under purchase accounting rules, we will not assume the deferred revenue balance of Dex Media at January 31, 2006. This amount represented revenue that would have been recognized in 2006 under our deferral and amortization revenue recognition method had the Dex Media Merger not occurred. Accordingly, we will never record revenue associated with directories that published prior to the Dex Media Merger. Although the deferred revenue balance will be eliminated, we retained all of the rights associated with the collection of amounts due under and obligations under the advertising contracts executed prior to the Dex Media Merger. As a result, Dex Media’s accounts receivable balances remain our assets. Also under purchase accounting rules, we did not assume deferred directory costs of Dex Media at January 31, 2006 related to those directories that were published prior to the Dex Media Merger. These costs represented operating expenses that would have been recognized by Dex Media in 2006 under the deferral and amortization method had the Dex Media Merger not occurred.

AT&T Directory Acquisition

On September 1, 2004, we completed the acquisition of the directory publishing business (“AT&T Directory Business”) of AT&T Inc. (“AT&T”) in Illinois and Northwest Indiana, including AT&T’s interests in The DonTech II Partnership (“DonTech”), a 50/50 general partnership between us and AT&T (collectively, the “AT&T Directory Acquisition”) for $1.41 billion in cash, after working capital adjustments and the settlement of a $30 million liquidation preference owed to us related to DonTech. This transaction was consummated pursuant to a purchase agreement dated as of July 28, 2004, as amended, by and among RHD, Ameritech Corporation (“Ameritech”), a direct wholly owned subsidiary of AT&T, and Ameritech Publishing, Inc. (“API”), a direct wholly owned subsidiary of Ameritech. The acquired AT&T Directory Business now operates as R.H. Donnelley Publishing & Advertising of Illinois Partnership, one of our indirect, wholly-owned subsidiaries.

In connection with the AT&T Directory Acquisition, we entered into a directory services license agreement, a non-competition agreement, an Internet Yellow Pages reseller agreement and a directory publishing listing agreement (collectively, the “AT&T Directory Services Agreements”) with certain affiliates of AT&T. The directory services license agreement designates us as the official and exclusive provider of yellow pages directory services for AT&T (and its successors) in Illinois and Northwest Indiana (the “Territory”), grants us the exclusive license (and obligation as specified in the agreement) to produce, publish and distribute white pages directories in the Territory as AT&T’s agent and grants us the exclusive license (and obligation as specified in the agreement) to use the AT&T brand and logo on print directories in the Territory. The non-competition agreement prohibits AT&T (and its affiliates and successors), with certain limited exceptions, from (1) producing, publishing and distributing yellow and white pages print directories in the Territory, (2) soliciting or selling local or national yellow or white pages advertising for inclusion in such directories, and (3) soliciting or selling local Internet yellow pages advertising for certain Internet yellow pages directories in the Territory or licensing AT&T marks to any third party for that purpose. The Internet Yellow Pages reseller agreement gives us the exclusive right to sell local Internet yellow pages advertising and the non-exclusive right to sell Internet yellow pages advertising with respect to geographies outside the Territory to any advertiser (excluding national advertisers) located inside the Territory onto the YellowPages.com platform (and any successor products as specified in the agreement). The directory publishing listing license agreement gives us the right to purchase and use basic AT&T subscriber listing information and updates for the purpose of publishing directories. The AT&T Directory Services Agreements are all interrelated and each (other than the Internet Yellow Pages reseller agreement) has an initial term of 50 years, subject to automatic renewal and early termination under specified circumstances. The Internet Yellow Pages reseller agreement has a term of 5 years.

SPA Acquisition

On January 3, 2003, we completed the acquisition of the directory publishing business (the “SPA Directory Business”) of Sprint Corporation (now known as Sprint Nextel Corporation, “Sprint”) by purchasing all the outstanding stock of two subsidiaries comprising Sprint Publishing & Advertising (“SPA”), Directories America, Inc. and Centel Directory Company (“Centel”), for $2.23 billion in cash (collectively, the “SPA Acquisition”). This transaction was consummated pursuant to a purchase agreement dated as of September 21, 2002, by and among RHD, Sprint and Centel Directories LLC. The acquired SPA Directory Business now operates as R.H. Donnelley Publishing & Advertising, Inc., one of our indirect, wholly-owned subsidiaries.

In connection with the SPA Acquisition, we entered into a directory services license agreement, a trademark license agreement and a non-competition agreement (collectively, the “SPA Directory Services Agreements”) with Sprint. The directory services license agreement grants us the exclusive license (and obligation as specified in the agreement) to produce, publish and distribute yellow and white pages directories for Sprint (and its successors) in the markets in 18 states where Sprint provided local telephone service at the time of the transaction. The trademark license agreement grants us the exclusive license (and obligation as specified in the agreement) to use certain Sprint trademarks, including the Sprint diamond logo, in those markets. The non-competition agreement prohibits Sprint (and its affiliates and successors) in those markets from selling local directory advertising or producing, publishing and distributing print directories, with certain limited exceptions. The SPA Directory Services Agreements are all interrelated and each has an initial term of 50 years, subject to automatic renewal and early termination under specified circumstances. The SPA Directory Services Agreements may be assigned or comparable agreements may be entered into in connection with the proposed separation from Sprint Nextel Corporation of the local telephone company, expected to occur in the second quarter of 2006.

Both the AT&T Directory Acquisition and SPA Acquisition were accounted for as purchase business combinations. The purchase price for each acquisition was allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their respective fair values on each acquisition date. The results of the AT&T Directory Business have been included in our consolidated results from and after September 1, 2004 and the results of the SPA Directory Business have been included in our consolidated results from and after January 3, 2003. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of this annual report for more information regarding the financing and the accounting for, and financial implications of, these acquisitions.

Historical Overview

Donnelley

Prior to the Dex Media Merger, we were the sixth largest telephone directory publisher in the United States, producing 384 directories in 19 states with an annual distribution of more than 28 million. Previously, all of our operations were conducted through RHD Inc, which was then our only direct subsidiary. We also published additional supplements that are added to revenue generating directories to meet certain telephone company regulations. We have an exclusive license to publish directories in the 18 states where Sprint provided local telephone service and are the official provider of yellow pages directory services for AT&T in Illinois and Northwest Indiana. Both the Sprint and AT&T contracts are long-term, expiring in 2053 and 2054, respectively, and are subject to automatic renewal.

Our advertiser base included approximately 260,000 local and national advertisers with local businesses representing approximately 85% of gross revenues. Our directory coverage areas included a number of states with attractive demographics and rapidly growing populations, including Florida, Nevada, North Carolina and Virginia, as well as Illinois, which includes the large metropolitan area of Chicago.

The AT&T Directory Acquisition and SPA Acquisition transformed Donnelley into a leading publisher of yellow pages directories. Prior to the SPA Acquisition, we were one of the largest independent sales agents and pre-press vendors for yellow pages advertising in the United States. At the time, our 2002 revenue reflected sales commissions and pre-press fees from, or other transactions with, our business partners, including Sprint and AT&T. Commencing in 2003 following the SPA Acquisition, our operating and financial results reflect our yellow pages publishing business, rather than our former business as a sales agent and pre-press vendor for yellow pages advertising on behalf of other publishers. As a publisher, we report the full value of advertising sales and certain direct costs under the deferral and amortization method. DonTech’s business remained unchanged following the SPA Acquisition, but our investment in DonTech was eliminated in connection with the AT&T Directory Acquisition on September 1, 2004. During 2003 and in 2004 until the AT&T Directory Acquisition, we continued to earn revenue from pre-press publishing and other ancillary services related to the AT&T Directory Business and we continued to report partnership income from our investment in DonTech.

During the third quarter of 2004 following the AT&T Directory Acquisition, we revised our historical segment reporting to reflect the change in our business and to reflect the way management now reviews and analyzes the business. Our business of publishing yellow pages directories is conducted in one reportable operating segment. All pre-press publishing services and other ancillary services previously performed on behalf of other publishers are now performed entirely on behalf of the directories we publish. As a result of the AT&T Directory Acquisition, AT&T ceased paying us revenue participation income, we consolidate all net profits from DonTech and our DonTech partnership investment was eliminated. Consequently, partnership income was no longer reported commencing September 1, 2004 and, accordingly, the previously reported DonTech operating segment is no longer applicable. See Note 13 to the Company’s audited consolidated financial statements included in Item 8 of this annual report and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of this annual report for more information regarding the Company’s segments.

Dex Media

Prior to the Dex Media Merger, Dex Media was a leading yellow pages publisher in the United States. In 2005, Dex Media published 293 directories and printed approximately 52 million copies for distribution in the Dex Media states. In addition, DexOnline.com, an Internet-based directory solution, further extends the distribution of Dex Media advertisers’ content. DexOnline.com, which is offered both bundled with print directories and on a stand-alone basis, includes approximately 20 million business listings and approximately 124 million residential listings from across the United States.

Products and Services

In almost every market that we serve, we publish both a white pages section and a yellow pages section in our directory products. Whenever practicable, we combine the two sections into one directory. In large markets where it is impractical to combine the two sections into one volume, separate stand-alone white and yellow pages directories are normally published at the same time.

These directories are designed to meet the advertising needs of local and national businesses and the informational needs of local consumers. The diversity of advertising options available enables us to create customized advertising programs that are responsive to specific customer needs and financial resources. The yellow pages and white pages directories are also efficient sources of information for consumers, featuring a comprehensive list of businesses in the local market that are conveniently organized under thousands of directory headings.

We have two primary types of printed directories: core directories and community directories. Core directories generally cover large population or regional areas, whereas community directories typically focus on a sub-section of the areas addressed by a corresponding core directory. Most core directories contain yellow pages, white pages and specialty sections. These print directory advertising products can be broken down into three basic categories: Yellow Pages, White Pages and Specialty/Awareness Products.

Yellow Pages

We offer businesses a basic listing at no charge in the relevant edition of its yellow pages directories. This listing includes the name, address and telephone number of the business and is included in alphabetical order in the relevant classification.

A range of paid advertising options is available in our yellow pages directories, as set forth below:

Listing options — An advertiser may enhance its complimentary listing in several ways. It may pay to have its listing highlighted or set in a bolder typeface, both of which increase the visibility of the listing. An advertiser may also purchase extra lines of text to convey information, such as hours of operation or a more detailed description of its business.

In-column advertising options — For greater prominence on a page, an advertiser may expand its basic alphabetical listing by purchasing advertising space in the column in which the listing appears. The cost of in-

column advertising depends on the size and type of the advertisement purchased. In-column advertisements may include such features as bolding, special fonts, color and graphics.

Display advertising options — A display advertisement allows businesses to include a wide range of information, illustrations, photographs and logos. The cost of display advertisements depends on the size and type of advertisement purchased. Display advertisements are placed usually at the front of a classification, and are ordered first by size and then by advertiser seniority. This process of ordering provides a strong incentive for advertisers to renew their advertising purchases from year to year and to increase the size of their advertisements to ensure that their advertisements continue to receive priority placement. Display advertisements range in size from a quarter column to as large as two pages, referred to as a “double truck” advertisement. Various levels of color sophistication including spot-four color, enhanced color, process photo and hi-impact are available for display products.

White Pages

State public utilities commissions require the local exchange carriers (“LEC”) affiliated with us, Qwest (following the Dex Media Merger), Sprint and AT&T, to produce white pages directories to serve that local service area. Through the publishing agreements held by us separately with Qwest, Sprint and AT&T, the LEC’s have contracted with us to publish these directories for decades to come. Our publishing agreement with Sprint runs through early 2053 and our publishing agreement with AT&T runs through late 2054. Our publishing agreement with Qwest runs through November 2052. By virtue of these agreements, we provide a white pages listing to every residence and business in a given area that sets forth the name, address and phone number of each residence or business unless they have requested to be non-listed.

Advertising options in white pages include bolding and highlighting for added visibility, extra lines for the inclusion of supplemental information and in-column and display advertisements.

Specialty/Awareness Products

In addition to these primary products, our lines of “awareness products” allow businesses to advertise in a variety of high-visibility locations on or in a directory. Each directory has a limited inventory of awareness products, which provide high value to advertisers and are priced at a premium to in-column and display advertisements. The company’s awareness products include:

Tabs — A full-page, double-sided, cardstock, full-color insert that is bound inside and that separates key sections of the directory. These inserts enable advertisers to achieve prominence and increase the amount of information displayed to directory users.

Banners — A banner ad sold at the top margin of a page in the Community or Government sections of the print directory.

Delivery bags — Premium awareness space located on the bags used in the delivery of most print directories.

Ride-alongs — Premium insert programs through which the publishers help businesses deliver messages and promotional offers to customers in conjunction with directories delivered right to the mailbox or doorstep. Advertisers can choose between total market coverage inserts that “ride-along” with the new edition of directories as they are delivered to users, or new mover delivery inserts reaching the lucrative market of new movers within a few days of their new phone service connection.

Online Products

We augment our print directory product portfolios with Internet-based product offerings and have focused on reaching more and more users with their advertisers’ content to help those businesses do more business.

We use our Internet-based directory product as a complement to our print directory product rather than as a stand-alone business. We offer a suite of Internet-based directory services targeted at specific geographies.

Each site allows users to search deep into the content of local yellow pages advertisements to return more relevant results for their local directional searches. For each of the above online directory sites, we provide a city portal with information about the targeted market, along with electronic versions of the white page and yellow pages directories. In addition, each site provides users with national yellow pages and white pages search capability, allowing users to conduct searches for content outside of our footprint.

In 2004, we also entered into a reseller agreement with AT&T, which expires in 2009. The agreement grants us the exclusive right to sell local Internet yellow pages advertising and the non-exclusive right to sell Internet yellow pages advertising with respect to geographies outside Illinois and Northwest Indiana to any advertiser (excluding national advertisers) located in our Illinois Territory onto the YellowPages.com platform.

DexOnline.com incorporates free-text (“multi-dimensional”) search capability with a single search box similar in design and functionality to many popular search engines. In addition, DexOnline.com provides a search option based on popular business headings or categories with dynamically generated preferences, providing users the ability to refine their searches using criteria that include such things as specific product and brand names, hours of operation, payment options and locations.

In connection with the Dex Media Merger, we assumed by operation of law, content agreements and distribution agreements with various search engines, portals and local community destination websites. These agreements are intended to provide additional distribution of advertising content, thereby enhancing the value proposition offered to advertisers. In addition, we have assumed distribution agreements with various local community websites throughout the Dex Media states to make the structured database of content available to local users of those websites. These agreements provide us with access to important channels to enhance our distribution network on behalf of our advertisers. This enhanced distribution will lead to increased usage among consumers and greater utility to the advertisers.

DexOnline.com has grown to include fully searchable content from more than 475,000 Dex Media Yellow Pages advertisements. In addition, we purchase information from other national databases to supply out-of-region listings (although these out-of-region listings are not as rich as our in-region information). DexOnline.com includes approximately 20 million business listings and more than 124 million residential listings from across the United States. DexOnline.com was the number one local search site within the Dex Media 14-state region for the past eight quarters, as measured by comScore, a market research firm.

Arrangements with Search Engines and Other Third Parties.  During 2005, our proprietary database of advertising content was made available to a number of popular Internet search engines and portals. These arrangements made our advertisers’ marketing messages available to the users of those search engines and portals. In addition, we have entered into distribution agreements with various local community web sites throughout the Dex Media states to make our structured database of content available to users of those local web sites. These agreements provide us with access to important channels as we enhance our distribution network on behalf of our advertisers. We believe this enhanced distribution will lead to increased usage among consumers and greater utility to our advertisers.

Dex Web Clicks has been designed as an affordable solution for small and medium-sized enterprises, which allows advertisers to begin participating in auction-based, paid search Internet advertising across multiple search engines and portals at fixed monthly prices. Dex Web Clicks provides advertisers with a guaranteed number of references, or “clicks,” to their website over the contract term for a fixed monthly price. In addition, Dex Web Clicks offers website design and hosting services to advertisers, in case they do not already have a website. A network of search engines and portals provides the guaranteed references.

Business Cycle Overview

Our directories usually have a 12-month directory cycle period, except Las Vegas, which has two six-month directory cycles. A publication process generally takes 15 to 20 months from the beginning of the sales cycle to the end of a directory’s life and the sales stage closes approximately 70 days prior to publication.

Sales

After the Dex Media Merger, our local sales force is comprised of approximately 1,800 sales representatives.

We assign our customers among premise representatives and telephone representatives based on a careful assessment of a customer’s expected advertising expenditures. This practice allows us to deploy our sales force in an effective manner. Our sales force is decentralized and locally based, operating throughout the country in local service areas. Management believes that its locally based sales force facilitates the establishment of personal, long-term relationships with local advertisers that are necessary to maintain a high rate of customer renewal.

The local sales channel is divided into three sales sub-channels: premise sales, telephone sales and centralized sales.

Premise sales representatives — conduct sales calls face to face at customers’ business locations and typically handle higher dollar and more complex accounts.

Telephone sales representatives — handle lower dollar value accounts and conduct their sales over the phone.

Centralized sales — includes multiple types of sales efforts, including centralized sales reps, prospector sales reps and a letter renewal effort. These sales mechanisms are used to contact very low dollar value customers that in many cases have renewed their account for the same product for several years. Some of these centralized efforts are also focused on customer win-back initiatives.

Management believes that formal training is important to maintaining a highly productive sales force. Our sales force undergoes ongoing training, with new sales representatives receiving approximately eight weeks of training in their first year, including classroom training on sales techniques, product portfolio, customer care and administration, standards and ethics. Following classroom training, they are accompanied on sales calls by experienced sales personnel for further training. Ongoing training and our commitment to developing best sales practices across RHD are intended to ensure that sales representatives are able to give advertisers high-quality service and advice on appropriate advertising products and services.

In addition to our locally based sales personnel, we utilize a separate sales channel to serve our national advertisers. In 2005, national advertisers accounted for about 15% of the directory services revenue. National advertisers are typically national or large regional chains such as rental car companies, insurance companies and pizza businesses that purchase advertisements in many yellow pages directories in multiple geographic regions. In order to sell to national advertisers, we contract with third party Certified Marketing Representatives (“CMR”). CMRs design and create advertisements for national companies and place those advertisements in relevant yellow pages directories nationwide. Some CMRs are departments of general advertising agencies, while others are specialized agencies that focus solely on directory advertising. The national advertiser pays the CMR, which then pays the publisher after deducting its commission. We have contracts with approximately 180 CMRs and employ 14 national account managers to manage our selling efforts to national customers.

Marketing

Our sales and marketing processes are closely related and managed in an integrated manner. We believe that a bifurcated marketing process, composed of both centralized and decentralized strategies and responsibilities, best suit our needs.

Our marketing process includes the functions of market management, product development and management, marketing research, pricing, advertising and public relations. The market management function is decentralized and coordinates with local sales management to develop market plans and products that address the needs of individual local markets. The other marketing functions are centralized and provide support to all markets as needed. Advertising programs are targeted to advertisers and consumers and are determined by specific market and include television, radio, newspaper and outdoor ad placements.

Publishing and Information Services

Pre-press publishing activities include canvass and assignment preparation, sales order processing, graphics and ad composition, contract processing, white and yellow pages processing, database management and pagination. We provide comprehensive tools and information to effectively conduct sales and marketing planning, sales management, sales compensation and customer service activities. Once an individual sales campaign is complete and final advertisements have been produced, white and yellow pages are paginated, proofed and prepared for printing. Most of these functions are accomplished through an Amdocs® publishing system, a leading industry system considered to be the standard. Our information management and pre-press publishing systems are located primarily in facilities in Morrisville, North Carolina, with additional services provided in facilities located in Bristol, Tennessee and in Dunmore, Pennsylvania. Following the Dex Media Merger, information technology is also managed from facilities in Omaha, Nebraska and in Englewood, Colorado, with production and graphics activities located in Aurora, Colorado and six other locations.

Printing and Distribution

Prior to the Dex Media Merger, our directories were printed through our long-standing relationship with printing vendor R.R. Donnelley & Sons Company (“R.R. Donnelley”). We recently negotiated a new contract for the printing of these directories with R.R. Donnelley for the period from January 1, 2006 to December 31, 2012. Although the two companies share a common heritage, there is no other common ownership or business relationship between us and R.R. Donnelley. Printing, paper and distribution costs are approximately 10% of total revenue.

Directories acquired in the Dex Media Merger are printed by either R.R. Donnelley or Quebecor, Inc (“Quebecor”). In general, R.R. Donnelley prints larger, higher-circulation directories, whereas Quebecor prints directories that are smaller and have a more limited circulation. The agreements with R.R. Donnelley and Quebecor with respect to directories acquired in the Dex Media Merger do not contain any volume guarantees and prices are annually adjusted based on changes to the consumer price index. These agreements with R.R. Donnelley and Quebecor expire on December 31, 2011 and December 31, 2014, respectively.

The delivery of directories is facilitated through several outsourcing relationships. Delivery methods utilized to distribute directories to consumers are selected based on factors such as cost, quality, geography and market need. Primary delivery methods include U.S. Postal Service and hand delivery. Occasionally, we use United Parcel Service or other types of expedited delivery methods. Frequently, a combination of these methods is required to meet the needs of the marketplace.

Credit Collections and Bad Debt Expense

Since most directories are published on 12-month cycles and most advertising customers are billed over the course of that 12-month period, we effectively extend credit to our customers. Many of these customers are small- and medium-sized businesses with default rates that usually exceed those of larger companies. Our policies toward the extension of credit and collection activities are market specific and designed to manage the expected level of bad debt while accommodating reasonable sales growth.

Local advertising customers spending above identified levels as determined appropriate by management for a particular market may be subject to a credit review that includes, among other criteria, evaluation of credit or payment history with us, third party credit scoring, credit checks with other vendors along with consideration of credit risks associated with particular headings. Where appropriate, advance payments (in whole or in part) and/or personal guarantees from business owners may be required. Beyond efforts to assess credit risk prior to extending credit to advertising customers, we employ well-developed collection strategies utilizing an integrated system of internal, external and automated means to engage customers concerning payment obligations. In some markets, we charge back commissions to sales representatives when advertisers do not pay their local advertising charges.

Fees for national customers are generally billed upon each issue of the directory in which the advertising is placed by CMRs. Because we do not usually enter into contracts with national advertisers directly, we are subject to the credit risk of CMRs on sales to those advertisers; to the extent we do not receive fees in advance. We have historically achieved favorable credit experience with CMRs.

Competition

The competitive dynamics in the vast majority of our markets are stable. Most markets have two to three existing publishers. Incumbent publishers benefit from pricing and efficiencies. For incumbents, revenue growth generally slows in the year of competitive entry with the resumption of normalized growth in one to two years.

We face competition from other yellow pages publishers and from other types of media, including broadcasting, newspaper, radio and emerging technologies (e.g., Internet yellow pages). However, we believe that the preference for directory advertising is due to its relatively low cost, broad demographic and geographic distribution, directional and permission-based nature and high consumer usage rates. Directory advertising is attractive because consumers view directories as a free, comprehensive, non-intrusive single source of locally relevant information. Also, while overall advertising tends to track a local economy’s business cycle, directory advertising tends to be more stable and does not fluctuate as widely with economic cycles due to this preference by small to medium-sized businesses. Given the mature state of the directory advertising industry and our position in most of our markets, independent competitors are typically focused on aggressive pricing to gain market share.

The Internet has also emerged as an attractive medium for advertisers. Although advertising on the Internet still represents only a small part of the total U.S. advertising market, as the Internet grows and high-speed Internet access becomes more mainstream, it has increasingly become important as an advertising medium. Most major yellow pages publishers operate an Internet-based directory business. From 1997 to 2000, overall references to print yellow pages directories in the U.S. declined; however, overall references to print yellow pages directories have remained relatively stable from 2000 through 2005. We believe the past decline was primarily a result of demographic shifts among consumers, particularly the increase of households in which English was not the primary language spoken. We also believe that the past decline was attributable to increased usage of Internet-based directory products, particularly in business-to-business and retail categories, as well as the proliferation of very large retail stores for which consumers and businesses may not reference the yellow pages. We believe that over the next several years, references to print yellow pages directories may gradually decline as users may increasingly turn to digital and interactive media delivery devices for local commercial search information. We expect overall directory usage to grow, largely due to steady growth of Internet directory usage.

Directory publishers, including us, have increasingly bundled online advertising with their traditional print offerings in order to enhance total usage and advertiser value. We compete through bestredyp.com, chicagolandyp.com and a small suite of additional sites serving various local markets in Illinois and, as a result of the Dex Media Merger, we will also compete through DexOnline.com.

Through our Internet sites, we also compete with other Internet sites, including those available through wireless applications, that provide classified directory information, such as Switchboard.com, Citysearch.com and Zagat.com, and with search engines and portals, such as Yahoo!®, Google®, MSN® and others, some of which have entered into affiliate agreements with other major directory publishers, including Dex Media. We compete with all of these online competitors based on value, local relevance and features.

The yellow pages directory advertising business is subject to changes arising from developments in technology, including information distribution methods and users preferences. The use of the Internet and wireless devices by consumers as a means to transact commerce may result in new technologies being developed and services being provided that could compete with our traditional products and services. National search companies such as Google and Yahoo are focusing and placing large priorities on local commercial search initiatives. Our growth and future financial performance may depend on our ability to develop and market new products and services and create new distribution channels, while enhancing existing products, services and distribution channels, to incorporate the latest technological advances and accommodate changing user preferences, including the use of the Internet and wireless devices.

Raw Materials

Our principal raw material is paper. It is one of our largest cost items accounting for approximately 5% to 7% of our total operating and general and administrative expenses, respectively. Prior to the Dex Merger, we purchased all of our paper from three vendors under agreements that expire on December 31, 2006. Pursuant to the contract under which we obtained the great majority of our paper, the price of the paper was set at inception of the contract and increases at various dates during the term of the agreement. Should the market price of the paper drop below the set prices under that contract, both parties are obligated to negotiate in good faith a lower paper price. Also, we are subject to delays in receiving this principal raw material. Further, changes in the supply of, or demand for, paper could affect delivery times and market prices.

Following the Dex Media Merger, substantially all of the paper used to produce these acquired directories (other than for covers) is supplied by two companies, Nippon Paper Industries USA, Co., Ltd. (“Nippon”) and Catalyst Paper Corporation (formerly Norske Skog Canada (USA), Inc.) (“Catalyst”). Prices under these two agreements are negotiated each year based on prevailing market rates. Since the second half of 2004, pulp prices have been increasing at rates higher than the general inflation rate. This has resulted in upward pressure on our paper prices. The effect of such upward price pressure, however, has been moderated due to the fact that prices under both Dex Media’s paper agreements are subject to certain price escalation limits. Furthermore, paper used for the covers of these directories is purchased from Spruce Falls, Inc. (“Spruce Falls”), and pursuant to this agreement, Spruce Falls is obligated to provide 100% of the annual cover stock paper requirements. Prices under this agreement are negotiated each year. If, in a particular year, the parties are unable to agree on repricing, either party may terminate this agreement. This agreement expires on December 31, 2006.

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

We have the exclusive license to produce, publish and distribute directories for Sprint (and its successors, including Embarq) in the markets where Sprint provided local telephone service at the time of the SPA Acquisition as well as the exclusive license to use Sprint’s brand, including Sprint’s diamond logo, on directories in those markets, and we acquired the “Best Red Yellow Pages” tagline and the “look and feel” trademarks previously used by SPA. In addition, we have the exclusive license to provide yellow pages directory services for AT&T (and its successors) and to produce, publish and distribute white pages directories on behalf of AT&T in Illinois and Northwest Indiana, as well as the exclusive right to use the AT&T brand and logo on print directories in that territory. In addition, following the Dex Media Merger, we assumed by operation of law (1) a publishing agreement with a term of 50 years commencing November 8, 2002 (subject to automatic renewal for additional one-year terms), which grants us the right to be the exclusive official directory publisher of listings and classified advertisements of Qwest’s telephone customers in the geographic areas in the Dex Media states in which Qwest provides local telephone services; (2) a non-competition agreement with a term of 40 years commencing November 8, 2002, pursuant to which Qwest has agreed not to sell directory products consisting principally of listings and classified advertisements for subscribers in the geographic areas in the Dex Media states in which Qwest provides local telephone service; (3) an advertising agreement whereby Qwest has agreed to purchase an aggregate of $20 million of advertising per year through 2017 from us at pricing on terms at least as favorable as those offered to similar large customers; (4) an intellectual property contribution agreement pursuant to which Qwest assigned and or licensed to us the Qwest intellectual property previously used in the Qwest directory services business; and (5) a trademark license agreement pursuant to which Qwest license granted to us the right until November 2007 to use the Qwest Dex and Qwest Dex Advantage marks in connection with directory products and related marketing material in the Dex Media states and the right to use these marks in connection with DexOnline.com®.

Although we do not consider any individual trademark or other intellectual property to be material to our operations, we believe that, taken as a whole, the licenses and trademarks we acquired in conjunction with the SPA Acquisition, AT&T Directory Acquisition, and the Dex Media Merger are material to our business. We consider our trademarks, service marks, databases, software and other intellectual property to be proprietary, and we rely on a combination of copyright, trademark, trade secret, non-disclosure and contract safeguards for protection. We also benefit from the use of the phrase “yellow pages” and the walking fingers logo, both of which we believe to be in the public domain in the United States.

As a result of the Dex Media Merger, we assumed by operation of law, a number of patents, copyrights and trademarks in the United States. Trademarks acquired include DEX®, DexOnline.com® and Dex Knows® trademarks.

Pursuant to an intellectual property contribution agreement assumed in the Dex Media Merger, Qwest assigned, in certain cases, and licensed, in other cases, the Qwest intellectual property used in the Qwest directory services business to us. We currently own all of Qwest’s former right, title and interest in certain Dex trademarks, including DEX, and specific Internet domain names. We also own specific patents and other intellectual property of Qwest Dex previously owned by Qwest and used in the directory services business, as well as all of Qwest’s former right, title and interest in registered copyrights for printed directories in the Qwest service areas in the Dex Media states and certain non-public data created by Qwest Dex, Inc. (“Qwest Dex”) regarding advertising customers in the Dex Media states.

Pursuant to a trademark license agreement assumed in the Dex Media Merger, Qwest licenses to us the right to use the Qwest Dex and Qwest Dex Advantage marks until November 2007 in connection with directory products and related marketing materials in the Dex Media states. Qwest has also licensed to us the right to use these marks in connection with DexOnline.com. Each of these licenses is generally exclusive for a period of time with respect to the sale of directory products consisting principally of listings and classified advertisements directed primarily at customers in the geographic areas in the Dex Media states in which Qwest provides local telephone service. We may terminate this agreement upon 30 days notice, and Qwest may terminate this agreement in the event of an uncured, material breach by us. In addition, this agreement may terminate if our Company ceases using the licensed trademarks for a substantial period of time, or if the publishing agreement terminates before the expiration of the five-year term of this agreement.

Under license agreements for the use of directory publisher lists and directory delivery lists, Qwest granted to each of Dex Media East and Dex Media West a non-exclusive, non-transferable restricted license of listing and delivery information for persons and businesses that order and/or receive local exchange telephone services at prices set forth in the agreements. Dex Media East and Dex Media West may use the listing information solely for publishing directories and the delivery information solely for delivering directories. The initial term of the agreement with Dex Media East expired in November 2005, at which time it was automatically renewed for an additional 18-month term. The agreement with Dex Media West will remain in effect until September 2006. Each agreement is subject to automatic renewal for additional 18-month periods until either Qwest or Dex Media East or Dex Media West, as applicable, terminates the applicable agreement by providing 18 months’ notice. Our publishing agreement with Qwest, however, requires Qwest to continue to license the listing and delivery information to Dex Media East and Dex Media West for as long as the publishing agreement is in effect. Pursuant to license agreements for the expanded use of subscriber lists, Qwest granted to each of Dex Media East and Dex Media West a non-exclusive, non-transferable restricted license of listing information for persons and businesses that order and/or receive local exchange telephone services at prices set forth in the agreements. Dex Media East and Dex Media West may use this information for the sole purpose of reselling the information to third party entities solely for direct marketing activities, database marketing, telemarketing, market analysis purposes and internal marketing purposes, and for our use in direct marketing activities undertaken on behalf of third parties. Each of these agreements will be in effect until November 2007, subject to automatic renewal for additional one-year terms until either Qwest, on the one hand, or Dex Media East or Dex Media West, as applicable, on the other hand, terminates such agreement by providing six months notice.

Employees

As of December 31, 2005, we had approximately 2,100 full-time employees, none of whom are subject to collective bargaining agreements, and we consider relations with our employees to be good. Following the Dex Media Merger, as of March 1, 2006, we have approximately 4,600 employees and approximately 1,600 of our employees are represented by labor unions covered by two collective bargaining agreements in the Dex Media states. The unionized employees are represented by either the International Brotherhood of Electrical Workers of America (“IBEW”), which represents approximately 500 of the unionized workforce, or the Communication Workers of America (“CWA”), which represents approximately 1,100 of the unionized workforce. The contract with the IBEW expires in May 2006 and the contract with the CWA expires in October 2006. We consider our relationship with both unions to be good.

Executive Officers of the Registrant

The following table sets forth information concerning the individuals who serve as executive officers of the Company as of March 1, 2006.

Name	Age	Position(s)

George A. Burnett	50	Chairman of the Board
David C. Swanson	51	Chief Executive Officer; Director
Peter J. McDonald	55	President and Chief Operating Officer
Steven M. Blondy	46	Executive Vice President and Chief Financial Officer
George F. Bednarz	52	Senior Vice President — Integration, Corporate Planning, Administration and Communications
Robert J. Bush	40	Senior Vice President, General Counsel and Corporate Secretary
Alan R. Duy	62	Senior Vice President of Information Technology and Publishing Services
Simon Greenman	38	Senior Vice President — Digital Strategy, Innovation and Products
Margaret LeBeau	47	Senior Vice President and Chief Marketing Officer
Debra M. Ryan	54	Vice President — Human Resources
Jenny L. Apker	48	Vice President and Treasurer
Jeffrey A. Smith	41	Vice President and Controller *
Robert A. Gross	46	Vice President — Finance and Administration *

*	During 2005, Mr. Gross served as RHD’s Vice President and Controller (Principal Accounting Officer). Effective February 1, 2006, Mr. Smith replaced Mr. Gross as our Vice President and Controller (Principal Accounting Officer). Mr. Gross has assumed the position of Vice President — Finance and Administration at RHD and will sign this annual report along with Mr. Smith as Co-Principal Accounting Officers.

The executive officers serve at the pleasure of the Board of Directors. We have been advised that there are no family relationships among any of the officers listed, and there is no arrangement or understanding among any of them and any other persons pursuant to which they were elected as an officer.

George A. Burnett has been Chairman of the Board since January 2006. Prior to the Dex Media Merger, he served as President, Chief Executive Officer and Director for Dex Media since November 2002. Mr. Burnett served as President and Chief Executive Officer of Qwest Dex from February 2001 to September 2003. Mr. Burnett served as a director of The Yellow Pages Association (formerly called the Yellow Pages Integrated Media Association) from 2001 until January 2006 and served as Chairman of that organization from March 2004 until March 2005. Mr. Burnett served as Chief Marketing Officer of Qwest from August 2000 to February 2001. Mr. Burnett served as President and CEO of the Mass Market Retail Group of American Electric Power in 2000. Prior to holding that position, he spent six years at AT&T as President of Local Services, General Manager of two market segments and General Manager of Card and Operator Services. In addition, he worked for 14 years at D’Arcy Masius Benton and Bowles, a worldwide advertising agency.

David C. Swanson has been Chief Executive Officer since May 2002 and was Chairman of the Board from December 2002 until January 2006. He was first elected to the Board in December 2001. He served as President and Chief Operating Officer from December 2000 until May 2002. Prior to that, Mr. Swanson served as President of Donnelley Directory Services from March 1999. Mr. Swanson joined Donnelley as an Account Executive in 1985 and has held increasingly senior management positions over the next 20 years. In 1995, he became Executive Vice President of Sales and in 1997 was named Executive Vice President and General Manager of Proprietary Operations. In 1998, he was named Executive Vice President of Corporate Strategy in conjunction with our spin-off from The Dun & Bradstreet Corporation (“D&B”).

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

Steven M. Blondy has served as Executive Vice President and Chief Financial Officer since January 2006. Prior to that, Mr. Blondy served as Senior Vice President and Chief Financial Officer since March 2002. Prior to joining Donnelley, Mr. Blondy served as Senior Vice President — Corporate Development for Young & Rubicam, Inc., a global marketing and communications company, from 1998 to 2000. Mr. Blondy served as Executive Vice President and Chief Financial Officer for Poppe Tyson, a leading Internet and integrated marketing communications agency, from 1996 to 1997. Mr. Blondy served as Chief Financial Officer for Grundy Worldwide, an independent producer of television programs in Europe and Australia, from 1994 to 1995. Prior to that, he spent 12 years in the investment banking industry with Chase Manhattan Bank and Merrill Lynch.

George F. Bednarz has served as Senior Vice President — Integration, Corporate Planning, Administration and Communications since January 2006. Prior to that, Mr. Bednarz served as Vice President — Corporate Planning and Information Technology since October 2004. Prior to that, Mr. Bednarz served as Vice President, Publishing, Information Technology and Corporate Planning, from January 2003 and Vice President, Publishing and Information Technology, from April 2001. Previously, he served as Vice President and General Manager — Publishing from 1999. Mr. Bednarz joined us in November 1995 to lead the start-up implementation of our Morrisville, North Carolina Publishing and Information Center. Prior to joining us, Mr. Bednarz spent 19 years at D&B, where he held executive positions of increasing responsibility in various functions.

Robert J. Bush has served as Senior Vice President and General Counsel since January 2006. Prior to that, Mr. Bush served as General Counsel since January 2001. Since 2000, Mr. Bush served as Vice President and Corporate Secretary, having joined Donnelley in October 1999 as Assistant Vice President and Assistant General Counsel. Prior to joining us, Mr. Bush was Assistant General Counsel and Assistant Secretary at MIM Corporation, a pharmacy benefit management company, from 1998 to 1999, and an Associate at the New York offices of the law firm of Jones, Day, Reavis & Pogue (now known as Jones Day) from August 1993 to May 1998.

Alan R. Duy has served as Senior Vice President of Information Technology and Publishing Services since January 2006. He formerly consulted for RHD in systems integration and sales force automation projects from 2002 to 2005. Mr. Duy has more than 40 years of directory experience, most recently as Vice President of Information Technology for SBC Communications Inc. from 1999 to 2000 and Vice President of Information Technology and Operations for Ameritech’s directory operations from 1995 to 1999. From 1996 to 1997 at Ameritech, he led the formation of the company’s first Internet Yellow Pages and Internet service provider businesses. His previous experience includes numerous information technology, publishing, printing, and marketing positions for GTE and several US WEST companies from 1962 to 1995.

Simon Greenman has served as Senior Vice President — Digital Strategy, Innovation and Products since January 2006. Prior to the Dex Media Merger, Mr. Greenman served as Vice President of Internet Products for Dex Media from January 2004 to January 2006. Mr. Greenman was an independent interactive marketing and strategy consultant from 2002 until 2003. Mr. Greenman served as President and Chief Operating Officer of Asterand, Inc. from 2001 through 2002. Mr. Greenman served as General Manager of Webb Interactive Services Local Commerce group (now part of Local Matters, Inc.) from 1999 through 2001. Prior to holding these positions, Mr. Greenman was a co-founder of MapQuest.com and also held increasingly senior management positions at Accenture and R.R. Donnelley & Sons.

Margaret Le Beau has served as Senior Vice President and Chief Marketing Officer since January 2006. Prior to the Dex Media Merger, Ms. LeBeau served as Senior Vice President of Marketing for Dex Media from November 2002 to January 2006. Ms. LeBeau served as Senior Vice President of Marketing & Growth Ventures of Qwest Dex from November 1999 until September 2003. From 1994 until 1999, she served in other capacities within Qwest Dex, including Director of Product Management and Pricing. Prior to joining Qwest Dex, Ms. Le Beau was a Senior Director in the marketing department at the American Express Company.

Debra M. Ryan has served as Vice President — Human Resources since January 2002. Prior to that, Ms. Ryan served as Vice President — Human Resources for R.H. Donnelley Inc. since 1994. Ms. Ryan joined Donnelley in 1973 as a sales representative and has held several management positions with increasing responsibility in the sales organization.

Jenny L. Apker has served as Vice President and Treasurer since May 2003. Prior to that, she was Assistant Treasurer at Allied Waste Industries, a waste services company, since 1998. Before joining Allied Waste Industries, Ms. Apker was Vice President at First Interstate Bank of Arizona, a banking institution that was subsequently acquired by Wells Fargo. Prior to joining First Interstate Bank of Arizona, Ms. Apker spent 11 years at Greyhound Financial Corporation, a financial services company.

Jeffrey A. Smith has served as Vice President and Controller since February 2006. Prior to the Dex Media Merger, Mr. Smith served as Senior Director — Accounting and Financial Reporting of Dex Media from February 2003 through January 2006. Mr. Smith served as Chief Financial Officer of ScienTel LLC, a communications services provider, from March 2001 through November 2001 and as Vice President and Chief Financial Officer of PetroNet Corporation, a start-up communications venture from December 1999 through January 2001. From 1998 to 1999 Mr. Smith served as Vice President — Financial Reporting at Tele-Communications, Inc , a cable television company, and from 1992 to 1996 as Vice President — Financial Reporting at Life Partners Group, a life insurance holding corporation. Mr. Smith also held various positions with the public accounting firm of Cooper & Lybrand LLP (now PricewaterhouseCoopers LLP) from 1986 to 1992, and 1997 to 1998, most recently as Audit Manager. Mr. Smith is a licensed Certified Public Accountant in Colorado.

Robert A. Gross has served as Vice President — Finance and Administration since February 2006. Mr. Gross served as Vice President and Controller from January 2005 to January 2006 and Vice President — Finance from September 2004 to January 2005. Prior to that, Mr. Gross served as Vice President and Chief Financial Officer of DonTech from December 1997. Mr. Gross joined DonTech in October 1992 as Manager of Budgets and Strategic Planning and was appointed Controller of DonTech in March 1993. Prior to joining

DonTech, Mr. Gross held various roles of increasing responsibility at G.R.I. Corporation, a direct marketing company, and Continental Bank, a banking institution. Prior to that, Mr. Gross worked for Ernst & Whinney (now Ernst & Young), a public accounting firm.

ITEM 1A.	RISK FACTORS

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

Risks, uncertainties and contingencies include:

1) Our ability to meet substantial debt service obligations

We have a substantial amount of debt and significant debt service obligations due in large part to the financings related to the Dex Media Merger, AT&T Directory Acquisition and the SPA Acquisition. As of December 31, 2005, we had total outstanding debt of $3,078.8 million and had $170 million available under the revolving portion of our Senior Secured Credit Facility (as amended to date, the “Credit Facility”). On January 31, 2006, subsequent to the Dex Media Merger, we had total outstanding debt of $10,889.1 million, including fair value adjustments required by purchase accounting, and had $175 million and $186.9 million available under the revolving portions of our Credit Facility and the Dex Media credit facilities, respectively.

As a result of our significant amount of debt and debt service obligations, we face increased risks regarding, among other things, the following:

•	our ability to obtain additional financing in excess of the borrowing capacity under our $175 million revolving Credit Facility and $186.9 million under the revolving portion of Dex Media’s credit facilities on satisfactory terms to fund working capital requirements, capital expenditures, acquisitions, investments, debt service requirements and other general corporate requirements is limited;

•	we are more vulnerable to general economic downturns, competition and industry conditions, which could place us at a competitive disadvantage compared to our competitors that may be less leveraged;

•	we face increased exposure to rising interest rates as a portion of our debt (including debt assumed in the Dex Media Merger) is at variable interest rates;

•	we have reduced availability of cash flow to fund working capital requirements, capital expenditures, acquisitions or other strategic initiatives, investments and other general corporate requirements because a substantial portion of our cash flow will be needed to service our debt obligations;

•	we have limited flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

•	the agreements governing our debt substantially limit our ability to access the cash flow and value of our subsidiaries and, therefore, to make payments on our notes and the notes of our subsidiaries;

•	our ability to borrow additional funds or refinance existing indebtedness may be limited; and

•	there could be a material adverse effect on our business and financial condition if we were unable to service our debt or obtain additional financing, as needed.

Our ability to pay principal and interest on our debt obligations will depend upon our future operating performance and our ability to refinance debt. If we are unable to service our debt and fund our business, we may be forced to reduce or delay capital expenditures, defer or refuse to pursue certain strategic initiatives, seek additional debt financing or equity capital, restructure or refinance our debt or sell assets. We may not be able to obtain additional financing, refinance existing debt or sell assets on satisfactory terms or at all. Furthermore, the debt under our Credit Facility and the Dex Media credit facilities, bear interest at variable rates. If these rates were to increase significantly, our ability to borrow additional funds may be reduced and the risks related to our substantial debt would intensify.

2) Restrictive covenants under our debt agreements

The indentures governing our and Dex Media’s notes and the agreements governing our Credit Facility and Dex Media’s credit facilities, include a number of significant restrictive covenants. These covenants could adversely affect RHD by limiting our ability to obtain funds from its subsidiaries, to plan for or react to market conditions or to otherwise meet its capital needs. These covenants, among other things, restrict our ability and the ability of our subsidiaries to:

•	incur additional debt;

•	pay dividends on R.H. Donnelley Inc.’s (“RHD Inc.”) equity interests, repurchase RHD Inc.’s equity interests or make other payments to RHD, which could adversely affect the ability of RHD to satisfy its obligations under the notes;

•	make certain investments;

•	enter into certain types of transactions with affiliates;

•	expand into unrelated businesses;

•	use assets as security in other transactions; and

•	sell certain assets or merge with or into other companies.

In addition, the Credit Facility includes other restrictive covenants and prohibits us from prepaying our and Dex Media’s notes while borrowings under the Credit Facility are outstanding. The Credit Facility also requires us to maintain certain financial ratios and meet other financial tests.

The Dex Media credit facilities also include other and more restrictive covenants to maintain certain financial ratios and meet other financial tests.

Our failure to comply with these covenants could result in an event of default, which, if not cured or waived, could require us to repay these borrowings before their scheduled due date.

3) Competition

The U.S. directory advertising industry is highly competitive. Approximately 80% of total U.S. directory advertising sales are attributable to Regional Bell Operating Company (“RBOCs”) and other incumbent directory publishers, collectively referred to as the incumbent publishers, that typically publish directories where they (or their licensors or affiliates) offer local phone service. In addition, more than 240 independent yellow pages directory publishers operating in the United States compete with those incumbent publishers and represent the remaining market share.

In nearly all markets, we compete with one or more yellow pages directory publishers, which are predominantly independent publishers, such as the U.S. business of Yell Group Ltd., Trans Western Publishing Company LLC (acquired by Yell Group Ltd.), and White Directory Publishing Inc. In some markets, we also compete with other incumbent publishers in overlapping and adjacent markets. Some of these independent publishers and other incumbent publishers with which we compete are larger than we are and have greater financial resources than we have. We may not be able to compete effectively with these other publishers for advertising sales or these companies or others (including private equity firms) for acquisitions in the future.

We also compete for advertising sales with other traditional media, including newspapers, magazines, radio, direct mail, telemarketing, billboards and television. Many of these other traditional media competitors are larger than we are and have greater financial resources than we have. We may not be able to compete effectively with these companies for advertising sales or acquisitions in the future.

The Internet has emerged as an attractive medium for advertisers. Advances in technology have brought and likely will continue to bring new participants, new products and new channels to the industry, including increasing use of electronic delivery of traditional directory information and electronic search engines/services. The yellow pages directory advertising business is subject to changes arising from developments in technology, including information distribution methods and users’ preferences. The use of the Internet and wireless devices by consumers as a means to transact commerce may result in new technologies being developed and services being provided that could compete with our traditional products and services. National search companies such as Google® and Yahoo!® are focusing and placing large priorities on local commercial search initiatives. Our growth and future financial performance may depend on our ability to develop and market new products and services and create new distribution channels, while enhancing existing products, services and distribution channels, to incorporate the latest technological advances and accommodate changing user preferences, including the use of the Internet and wireless devices. We may not be able to respond successfully to any such developments.

Directory publishers have increasingly bundled online advertising with their traditional print offerings in order to enhance total usage and advertiser value. We compete through our Internet sites, DexOnline.com, bestredyp.com, chicagolandyp.com and a small suite of additional sites serving various local markets in Illinois. Through our online city guides, ”look and feel” electronic directories and search websites, we also compete with the Internet yellow pages directories of independent and other incumbent directory publishers, and with other Internet sites, including those available through wireless applications, that provide classified directory information, such as Switchboard.com, Citysearch.com and Zagat.com, and with search engines and portals, such as Yahoo!®, Google®, MSN® and others, some of which have entered into affiliate agreements with other major directory publishers. We may not be able to compete effectively with these other companies, some of which may have greater resources than we do for advertising sales or acquisitions in the future.

In addition, the market position of telephone utilities, including those with which we have relationships, may be adversely impacted by the Telecommunications Act of 1996, referred to as the Telecommunications Act, which effectively opened local telephone markets to increased competition. In addition, Federal Communication Commission rules regarding local number portability, advances in communications technology (such as wireless devices and voice over Internet protocol) and demographic factors (such as potential shifts in younger generations away from wire line telephone communications towards wireless or other communications technologies) may further erode the market position of telephone utilities, including Sprint, AT&T and Qwest. As a result, it is possible that Sprint, AT&T and/or Qwest will not remain the primary local telephone service provider in their local service areas. If Sprint, AT&T or Qwest were no longer the primary local telephone service provider in any particular local service area, our license to be the exclusive publisher in that market and to use the ILEC brand name on our directories in that market may not be as valuable as we presently anticipate, and we may not realize some of the existing benefits under our commercial arrangements with Sprint, AT&T or Qwest.

Following the completion of the merger of Sprint and Nextel Communications, it was announced that the combined company intends to spin-off its local telephone operations under the name Embarqtm. While our contractual arrangements with Sprint provide that any successor to the local telephone business must enter into substantially similar arrangements with us for the remaining term of our agreement with Sprint, it is possible that the spin-off could have a material adverse effect on our results of operations or financial condition for a variety of reasons, including if the spun-off business does not perform as well as it would have had it remained part of a larger company. We will also be required to transition to new branding of the separated local telephone businesses, which could have a material adverse effect on our business, results of operations or financial condition. While SBC’s acquisition of AT&T has not yet raised any issues regarding the value of our contractual relationship with AT&T, we cannot assure you that the form of or ramifications from that transaction will not have some material adverse effect on our financial condition or results of operations. Likewise, we have transitioned to the AT&T brand, which could have a material adverse effect on our business, results of operations or financial condition.

4) Usage of printed yellow pages directories and changes in technology.

From 1997 to 2000, overall references to print yellow pages directories in the United States declined; however, overall references to print yellow pages directories have remained relatively stable from 2000 through 2005. We believe the past decline was primarily a result of demographic shifts among consumers, particularly the increase of households in which English was not the primary language spoken. We also believe that the past decline was attributable to increased usage of Internet-based directory products, particularly in business-to-business and retail categories, as well as the proliferation of very large retail stores for which consumers and businesses may not reference the yellow pages. We believe that over the next several years, references to print yellow pages directories may gradually decline as users may increasingly turn to digital and interactive media delivery devices for local commercial search information.

Any decline in usage could:

•	impair our ability to maintain or increase our advertising prices;

•	cause businesses that purchase advertising in our yellow pages directories to reduce or discontinue those purchases; and

•	discourage businesses that do not purchase advertising in our yellow pages directories from doing so.

Although we believe that the decline in the usage of our printed directories will be offset in part by an increase in usage of our Internet-based directories, we cannot assure you that such increase in usage will result in additional revenue. Any of the factors that may contribute to a decline in usage of our print directories, or a combination of them, could impair our revenues and have a material adverse effect on our business.

The directory advertising industry is subject to changes arising from developments in technology, including information distribution methods and users’ technological preferences. The use of the Internet and wireless devices by consumers as a means to transact commerce may result in new technologies being developed and services being provided that could compete with our products and services. As a result of these factors, our growth and future financial performance may depend on our ability to develop and market new products and services and create new distribution channels, while enhancing existing products, services and distribution channels, to incorporate the latest technological advances and accommodate changing user preferences, including the use of the Internet. We may not be able to provide services over the Internet successfully or compete successfully with other Internet-based directory services. In addition, if we fail to anticipate or respond adequately to changes in technology and user preferences or are unable to finance the capital expenditures necessary to respond to such changes, our results of operations or financial condition could be materially adversely affected.

5) Integration of the Dex Media business into our operations

Combining the operations, technologies and personnel of Dex Media, coordinating and integrating its sales organizations and distribution channels, and implementing appropriate standards, internal controls, processes, procedures, policies and information systems will be time consuming and expensive. Disruption of, or loss of momentum in, the activities of one or more of our and Dex Media’s businesses or loss of key personnel caused by the integration process, diversion of management’s attention from our daily operations and any delays or difficulties encountered in connection with the integration of Dex Media could have an adverse effect on our business, results of operations or financial condition. In addition, during the integration process it is possible that some of our assets may be disposed of and a reduction in our workforce may occur, thereby resulting in restructuring charges that could adversely affect our financial results.

Achieving the benefits we expect from the Dex Media Merger will depend in large part on successful integration of our operations with Dex Media’s operations. Failure to realize these benefits could have an adverse effect on our business, results of operations or financial condition.

6) Impact of bankruptcy proceedings against Qwest, Sprint or AT&T during the term of the respective commercial arrangements

Qwest is currently highly leveraged and has a significant amount of debt service obligations over the near term and thereafter. In addition, Qwest has faced and may continue to face significant liquidity issues as well as issues relating to its compliance with certain covenants contained in the agreements governing its indebtedness. Based on Qwest’s public filings and announcements, Qwest has taken measures to improve its near-term liquidity and covenant compliance. However, Qwest still has a substantial amount of indebtedness outstanding and substantial debt service requirements. Consequently, it may be unable to meet its debt service obligations without obtaining additional financing or improving operating cash flow. Accordingly, we cannot assure you that Qwest will not ultimately seek protection under U.S. bankruptcy laws. In any such proceeding, our agreements with Qwest, and Qwest’s ability to provide the services under those agreements, could be adversely impacted.

For example:

•	Qwest, or a trustee acting on its behalf, could seek to reject our agreements with Qwest as “executory” contracts under U.S. bankruptcy law, thus allowing Qwest to avoid its obligations under such contracts. Loss of substantial rights under these agreements could effectively require us to operate our business as an independent directory business, which could have a material adverse effect on us.

•	Qwest could seek to sell certain of its assets, including the assets relating to Qwest’s local telephone business, to third parties pursuant to the approval of the bankruptcy court. In such case, the purchaser of any such assets might be able to avoid, among other things, our publishing agreement and non-competition agreement with Qwest.

•	We may have difficulties obtaining the funds collected by Qwest on our behalf pursuant to the billing and collection service agreements at the time such proceeding is instituted, although pursuant to such agreements, Qwest prepares settlement statements ten times per month for each state in the Dex Media states summarizing the amounts due to Dex Media East and Dex Media West and purchases Dex Media East’s and Dex Media West’s accounts receivable billed by it within approximately nine business days following such settlement date. Further, if Qwest continued to bill our customers pursuant to the billing and collection services agreement following any such bankruptcy filing, customers of Qwest may be less likely to pay on time, or at all, bills received, including the amount owed to us.

Contract rights under the directory services license agreement, trademark license agreement and non-competition agreement with Sprint and its affiliates and under the directory services license agreement and non-competition agreement with AT&T and its affiliates constitute a substantial portion of RHD’s commercial arrangements with Sprint and AT&T, as the case may be. Pursuant to these commercial arrangements, we are the exclusive directory publisher for Sprint in the markets where Sprint provided telephone service at the time of the relevant agreements and for AT&T in Illinois and Northwest Indiana. If a bankruptcy case were to be commenced by or against Sprint or AT&T or the relevant respective affiliates, as the case may be, it is possible that all or part of the applicable agreements could be considered an “executory” contract and could therefore be subject to rejection by Sprint or AT&T or the relevant respective affiliates, as the case may be, or by a trustee appointed in a bankruptcy case.

If one or more of these agreements were rejected, the applicable agreement may not be specifically enforceable, in which case we would have only an unsecured claim for damages against Sprint or AT&T, as the case may be, for the breach of contract resulting from the rejection. If the applicable directory services license agreement were rejected, we would, among other things, no longer be entitled to be Sprint’s or AT&T’s, as the case may be, exclusive publisher of telephone directories in the affected markets. We could also lose our right to use Sprint’s and/or AT&T’s (or their respective successors) name and logo, as the case may be, and to enforce the provisions of the applicable agreements under which we have the right to license trademarks of successor local exchange carriers in the Sprint or AT&T markets, as the case may be. If the applicable non-competition agreement were rejected and specific enforcement were not available, Sprint or AT&T, as the case may be, would, among other things, no longer be precluded from publishing print telephone directories or selling certain advertising in the respective applicable restricted markets. The loss of any rights under any of these arrangements with Sprint and its affiliates or AT&T and its affiliates may have a material adverse effect on our financial condition or results of operations.

7) The inability to enforce any of our key agreements with Sprint, AT&T or Qwest

In connection with our acquisitions, we entered into commercial arrangements with each of Sprint and AT&T, including non-competition agreements, and in connection with the Dex Media Merger, we assumed several agreements with Qwest, including a publishing agreement, a noncompetition agreement, billing and collection services agreements and a hosting agreement. The Sprint non-competition agreement prohibits Sprint in the markets where Sprint provided local telephone service at the time of the transaction from selling local directory advertising or producing, publishing and distributing print directories, with certain limited exceptions. The AT&T non-competition agreement prohibits AT&T from producing, publishing and distributing print directories in Illinois and Northwest Indiana, from selling local or national directory advertising in such directories and from selling local Internet yellow pages advertising for certain Internet yellow pages directories (or from licensing certain AT&T marks to a third party for that purpose), subject to limited exceptions. The Qwest noncompetition agreement prohibits Qwest from selling directory products consisting principally of listings and classified advertisements for subscribers in the geographic areas in the Dex Media states in which Qwest provides local telephone service that are directed primarily at customers in those geographic areas. However, under state and federal law, a covenant not to compete is only enforceable:

•	to the extent it is necessary to protect a legitimate business interest of the party seeking enforcement;

•	if it does not unreasonably restrain the party against whom enforcement is sought; and

•	if it is not contrary to the public interest.

Enforceability of a non-competition covenant is determined by a court based on all of the facts and circumstances of the specific case at the time enforcement is sought. For this reason, it is not possible for us to predict whether, or to what extent, a court would enforce either Sprint, AT&T or Qwest’s covenants not to compete against us during the term of the non-competition agreement. If a court were to determine that the non-competition agreement is unenforceable, Sprint, AT&T or Qwest, as the case may be, could compete directly against us in the previously restricted markets. Our inability to enforce the non-competition agreement with Sprint, AT&T or Qwest could have a material adverse effect on our financial condition or results of operations.

Our commercial arrangements with each of Sprint and AT&T have an initial term of 50 years, subject to specified automatic renewal and early termination provisions. These commercial arrangements with Sprint and AT&T may be terminated by them prior to their stated term under certain specified circumstances, some of which at times may be beyond our reasonable control and/or which may require extraordinary efforts or the incurrence of material excess costs on our part in order to avoid breach of the applicable agreement. It is possible that these arrangements will not remain in place for their full stated term or that we may be unable to avoid all potential breaches of or defaults under these commercial arrangements. Further, any remedy exercised by Sprint or AT&T, as the case may be, under any of these arrangements with Sprint or AT&T could have a material adverse effect on our financial condition or results of operations.

Under the Qwest publishing agreement, we are the exclusive official publisher of directories for Qwest in the Dex Media states until November 7, 2052. Under the billing and collection services agreements, as amended, Qwest has agreed until December 31, 2008 to continue to bill and collect, on behalf of Dex Media East and Dex Media West, amounts owed by Dex Media’s accounts, which are also Qwest local telephone customers, for our directory services. In 2005, Qwest billed approximately 28% of Dex Media’s local revenue on Dex Media’s behalf as part of Qwest’s telephone bill and held these collections in joint accounts with Qwest’s own collections. Under the hosting agreement, Qwest has agreed until October 1, 2009 to provide dedicated hosting services, including backup and recovery of data hosted on our servers in Qwest’s data centers. The termination of any of these agreements or the failure by Qwest to satisfy its obligations under any of these agreements could have a material adverse effect on our business.

8) Future changes in directory publishing obligations in AT&T and Qwest markets

Pursuant to the directory services license agreement with AT&T, we are required to discharge AT&T’s regulatory obligation to publish white pages directories covering each service territory in the Illinois and Indiana markets for which we acquired the AT&T Directory Business. If the staff of a state public utility commission in Illinois or Indiana were to impose additional or change legal requirements in any of these service territories with respect to this obligation, we would be obligated to comply with these requirements on behalf of AT&T, even if such compliance were to increase our publishing costs. Pursuant to the directory services agreement, AT&T will generally not be obligated to reimburse us for any increase in our costs of publishing directories that satisfy AT&T’s publishing obligations. Our results of operations relative to competing directory publishers could be adversely affected if we are not able to increase our revenues to cover any such unreimbursed compliance costs. Pursuant to our publishing agreement with Qwest, we are required to discharge Qwest’s regulatory obligation to publish white pages directories covering each service territory in the Dex states where it provides local telephone service as the incumbent service provider. If the staff of a state public utility commission in a Dex state were to impose additional or changed legal requirements in any of Qwest’s service territories with respect to this obligation, we would be obligated to comply with these requirements on behalf of Qwest, even if such compliance were to increase our publishing costs. Pursuant to the publishing agreement, Qwest will only be obligated to reimburse us for one half of any material net increase in our costs of publishing directories that satisfy Qwest’s publishing obligations (less the amount of any previous reimbursements) resulting from new governmental legal requirements, and this obligation will expire on November 7, 2009. Our competitive position relative to competing directory publishers could be adversely affected if we are not able to recover from Qwest that portion of our increased costs that Qwest has agreed to reimburse and, moreover, we cannot assure you that we would be able to increase our revenue to cover any unreimbursed compliance costs.

Our directory services license agreement with Sprint generally provides that Sprint will reimburse us for material increases in our costs relating to our complying with Sprint’s directory publishing obligations in our Sprint markets.

9) Reliance on, and extension of credit to, small and medium-sized businesses

Approximately 85% of our directory advertising revenue is derived from selling advertising to small and medium-sized enterprises (“SMEs”). In the ordinary course of our yellow pages publishing business, we extend credit to these advertisers for advertising purchases. SMEs, however, tend to have fewer financial resources and higher failure rates than large businesses. The proliferation of very large retail stores may continue to harm small- and medium-sized businesses. We believe these limitations are significant contributing factors to having advertisers in any given year not renew their advertising in the following year. In addition, full or partial collection of delinquent accounts can take an extended period of time. Consequently, we could be adversely affected by our dependence on and our extension of credit to small- and medium-sized businesses.

10) Dependence on third-party providers of printing, distribution and delivery services

We depend on third parties for the printing and distribution of our respective directories. We have a printing contract with R.R. Donnelley, which expires on December 31, 2012. As a result of the Dex Media Merger, we assumed printing contracts with R.R. Donnelley and Quebecor, which expire in December 2011 and December 2014, respectively. Because of the large print volume and specialized binding of directories, only a limited number of companies are capable of servicing our printing needs. Accordingly, the inability or unwillingness of R.R. Donnelley or Quebecor, as the case may be, to provide printing services on acceptable terms or at all could have a material adverse effect on our business. No common ownership or other business affiliation exists between R.R. Donnelley and us.

We have contracts with three companies for the distribution of our directories. Although these contracts are scheduled to expire in February 2007, any of these vendors may terminate its contract with us upon 120 days’ written notice. As a result of the Dex Media Merger, we assumed a contract with Product Development Corporation, or PDC, for the distribution of our directories. Although this contract expires on May 31, 2009, PDC may terminate the contract with us upon 120 days written notice. Only a limited number of companies are capable of servicing our delivery needs. Accordingly, the inability or unwillingness of our current vendors to provide delivery services on acceptable terms or at all could have a material adverse effect on our business.

11) Fluctuations in the price and availability of paper

Our principal raw material is paper. Prior to the Dex Media Merger, we purchased paper from three vendors under agreements that expire on December 31, 2006. Pursuant to the contract under which we obtained the great majority of our paper, the price of the paper was set at inception and increases at various dates during the term of the agreement. Should the market price of the paper drop below the set prices under that contract, both parties are obligated to negotiate in good faith a lower paper price. Following the Dex Media Merger, all of the paper that the acquired directories currently use is supplied by two companies: Nippon Paper Industries USA, Co., Ltd. (formerly Daishowa America Co., Ltd.), which we refer to as Nippon, and Catalyst Paper Corporation (formerly Norske Skog Canada (USA), Inc.), which we refer to as Catalyst. Pursuant to our agreements with Nippon and Catalyst, they are obligated to provide up to 60% and 40% of our annual paper requirements, respectively. Prices under the two agreements are set each year based on prevailing market rates. If, in a particular year, the parties to either of the agreements are unable to agree on repricing, either party may terminate the agreement. The contract with Nippon expires on December 31, 2009 and the contract with Catalyst expires on December 31, 2008. Furthermore, we purchase paper used for the covers of our directories from Spruce Falls, Inc., which we refer to as Spruce Falls. Pursuant to an agreement between Spruce Falls and us, Spruce Falls is obligated to provide 100% of our annual cover stock paper requirements. Prices under this agreement are negotiated each year. If, in a particular year, the parties are unable to agree on repricing, either party may terminate this agreement. This agreement expires on December 31, 2006.

Changes in the supply of, or demand for, paper could affect market prices or delivery times. Paper is one of our largest cost items, accounting for approximately 5% to 7% of our total operating and general and administrative expenses during the year ended December 31, 2005. We cannot assure you that we will continue to have access to paper in the necessary amounts or at reasonable prices or that any increases in the cost of paper will not have a material adverse effect on our business, results of operations or financial condition.

12) The sale of advertising to national accounts is coordinated by third parties that we do not control

Approximately 15% of our revenue is currently derived from the sale of advertising to national or large regional companies, such as rental car companies, automobile repair shops and pizza delivery businesses, that purchase advertising in several of our directories. Substantially all of the revenue derived from national accounts is serviced through Certified Marketing Representatives, which we refer to as CMRs, with whom we contract. CMRs are independent third parties that act as agents for national companies and design their advertisements, arrange for the placement of those advertisements in directories and provide billing services. As a result, our relationship with these national advertisers depend significantly on the performance of these third party CMRs that we do not control. Although we believe that our respective relationships with these CMRs have been mutually beneficial, if some or all of the CMRs with whom we have established relationships were unable or unwilling to do business with us on acceptable terms or at all, such inability or unwillingness could materially adversely affect our business. In addition, any decline in the performance of the CMRs with whom we contract could harm our ability to generate revenue from our national accounts and could materially adversely affect our business. During 2003, we began acting as a CMR directly placing certain national advertising. It is possible that such a development could adversely impact our relationships with CMRs or expose us to possible legal claims from CMRs. We are also subject to credit risk with CMRs with whom we contract.

13) General economic factors

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

In addition, any residual economic effects of, and uncertainties regarding the following, could adversely affect our business:

•	the general possibility, express threat or future occurrence of terrorist or other related disruptive events; or

•	the United States’ continuing or expanded involvement in war especially with respect to the major markets in which we operate that depend heavily upon travel, tourism or the military.

14) Work stoppages among our sales force

Following the Dex Media Merger, approximately 1,600 of our Dex Media employees are represented by labor unions covered by two collective bargaining agreements. Dex Media’s collective bargaining agreement with the IBEW, which covers approximately 500 of Dex Media’s unionized workforce, expires in May 2006, and Dex Media’s collective bargaining agreement with the CWA, which covers approximately 1,100 of Dex Media’s unionized workforce, expires in October 2006. If our unionized workers were to engage in a strike, work stoppage or other slowdown in the future, our business could experience a significant disruption of operations and an increase in operating costs, which could have a material adverse effect on our business. We cannot assure you that the collective bargaining agreements with IBEW and CWA will be renewed on satisfactory terms or at all and upon expiration of such agreements we cannot assure you that a strike or other work stoppage may not ensue. In addition, if a greater percentage of our work force becomes unionized, the business and financial results of our business could be materially adversely affected.

15) Turnover among our sales force or key management

The success of our business is dependent on the leadership of its key personnel. The loss of a significant number of experienced sales representatives and sales managers could adversely affect our Company’s results of operations, financial condition and liquidity, as well as its ability to service our debt. Our success also depends on our ability to identify, hire, train and retain qualified sales personnel in each of the regions in which we operate. We currently expend significant resources and management time in identifying and training their sales representatives and sales managers. Our ability to attract and retain qualified sales personnel will depend, however, on numerous factors, including factors outside our control, such as conditions in the local employment markets in which we operate.

Furthermore, our success depends on the continued services of key personnel, including our experienced senior management team as well as our regional sales management personnel. If we fail to retain the necessary key personnel of RHD, our results of operations, financial conditions and liquidity, as well as our ability to service our debt, including payment on the notes could be adversely affected.

Following the Dex Media Merger, a number of the officers of Dex Media have left the company or notified us of their intention to leave. Further loss of key personnel could result from the integration process associated with the Dex Media Merger. Although we believe that we can replace key employees within a reasonable time, the loss of key personnel could have a material adverse effect on our business.

16) The loss of important intellectual property rights

Some trademarks such as the “Sprint,” “AT&T” and “Donnelley” brand names and as a result of the Dex Media Merger, trademarks such as “Dex,” “DexOnline.com” and “Dex Knows” and other intellectual property rights are important to our business. We rely upon a combination of copyright and trademark laws as well as contractual arrangements, including licensing agreements, particularly with respect to Sprint, AT&T and Qwest markets, to establish and protect our intellectual property rights. We are required from time to time to bring lawsuits against third parties to protect our intellectual property rights. Similarly, from time to time, we are party to proceedings whereby third parties challenge our rights. We cannot be sure that any lawsuits or other actions brought by us will be successful or that we will not be found to infringe the intellectual property rights of third parties. Although we are not aware of any material infringements of any trademark rights that are significant to our business, any lawsuits, regardless of their outcome, could result in substantial costs and diversion of resources and could have a material adverse effect on our business, financial condition or results of operations. In addition, we only have rights to use the Sprint, AT&T and Qwest name and logos in certain markets. Furthermore, in connection with the anticipated spin-off by Sprint of its local telephone operations, we will be required to transition to new branding of the separated local telephone businesses, which will use the name Embarq TM. The loss of important intellectual property rights such as trademarks could have a material adverse effect upon our business, financial condition and results of operations and the business.

(17) Information technology modernization effort

We are in the process of upgrading and modernizing our legacy Amdocs process management infrastructure to Amdocs’ iGen platform, an integrated, Web-based, fully scalable set of business applications. While we expect this modernization effort to permit us to advance our digital local commercial search and integrated media strategy by more effectively and efficiently capturing and organizing our local market content, the modernization effort is complicated and is expected to be fully implemented for Sprint and AT&T during 2007. At this stage, it is also unclear what impact (if any) the integration of the Dex Media business may have on our existing information technology modernization effort. During the modernization effort we may experience a disruption to our business. We cannot assure you that any disruption caused by the modernization effort will not materially adversely affect our business. In addition, we expect to incur capital expenditures in connection with this modernization effort, which are relatively higher than our historical levels of capital expenditures, and which represent funds that would otherwise have been available to repay debt or for other strategic or general corporate purposes.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

The following table details the location and general character of the properties used by R.H. Donnelley to conduct its business, prior to the Dex Media Merger:

	Approximate
	Square		Lease
Property Location	Footage	Purpose	Expiration

Cary, NC	102,000	Corporate Headquarters	2015
Chicago, IL	100,000	Sales and Administration	2012
Morrisville, NC	55,000	Pre-Press Publishing	2006
Overland Park, KS	49,000	Operations and Sales	2009
Blountville, TN*	42,000	Former Graphics Operations	2012
Purchase, NY**	35,000	Former Headquarters	2006
Bristol, TN	25,000	Graphics Operations	Owned
Dunmore, PA	20,000	Graphics Operations	2009
Lombard, IL	20,000	Sales and Administration	2010

*	Presently 50% subleased

**	Presently 100% subleased

We also lease space for our other sales offices.

As a result of the Dex Media Merger, we have acquired all of the leased properties of Dex Media. The following table details the location and general character of the properties used by Dex Media to conduct its business:

	Approximate
	Square		Lease
Property Location	Footage	Purpose	Expiration

Aurora, CO	200,000	Sales Office/Operating Center	2008
Englewood, CO	161,000	Former Corporate Headquarters	2008
Omaha, NE	103,000	Sales Office/Operating Center	2010
Maple Grove, MN	71,000	Sales Office/Operating Center	2007
Phoenix, AZ	57,000	Sales Office/Operating Center	2007
Beaverton, OR	44,000	Sales Office/Operating Center	2016
Bellevue, WA	42,000	Sales Office/Operating Center	2008
Murray, UT	25,000	Sales Office/Operating Center	2009

Additional office space is leased to conduct the Dex Media business. RHD will re-evaluate the required use of all of these facilities throughout 2006.

We believe that our current facilities in addition to the facilities acquired in the Dex Media Merger are and will be adequate for our current use and future operations.

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

In December 2004, the Court entered an order that barred IRI from arguing that defendant’s pricing practices or discounts were illegal or anti-competitive unless it could satisfy a specified burden of proof. In response to this ruling, in a press release, IRI stated, in relevant part, “without this evidence, IRI believes that little would be left of IRI’s case to take to trial.” As a result, IRI asked the Court to enter a final judgment against it so that it could take an immediate appeal to the Second Circuit. Defendants did not object to this request. On February 1, 2005, the U.S. District Court for the Southern District of New York entered a final judgment against IRI dismissing IRI’s claims with prejudice and on the merits. The appeal was fully briefed, and was argued before the Court on October 18, 2005.

On Febraury 16, 2006, IRI and the defendants (including the Company) entered into a settlement agreement pursuant to which the VNU Parites agreed to pay IRI approximately $55.0 million in consideration for release of claims against the defendants. As a result of this settlement, we will no longer report on this matter.

Tax Matters

D&B entered into global tax-planning initiatives in the normal course of its business, primarily through tax-free restructurings of both its foreign and domestic operations (collectively, “Legacy Tax Matters”). The IRS has disputed in the past and is currently disputing certain tax positions taken with respect to the Legacy Tax Matters. The current status of these Legacy Tax Matters is summarized below.

As of December 31, 2005, settlement agreements have been executed with the IRS with respect to the Legacy Tax Matters previously referred to in our SEC filings as “Utilization of Capital Losses” and “Royalty Expense Deductions.” With respect to the Utilization of Capital Losses matter, the settlement agreement resolved the matter in its entirety without any financial impact to us. For the Royalty Expense Deductions matter, the settlement resolved tax years 1995 and 1996 without any financial impact to us, which represented approximately 90% of the total potential liability to the IRS, including penalties. We believe that the resolution of the remaining exposure to the IRS under the Royalty Expense Deduction matter will not have a material adverse impact on our financial position, results of operations or cash flows. Based upon these settlements, these matters will no longer be reported upon in our SEC filings. The one remaining Legacy Tax Matter is described immediately below.

Amortization and Royalty Expense Deductions/Royalty Income — 1997-1998

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

We understand that D&B estimates that its additional tax liability as a result of the disallowance of the 1997 and 1998 amortization deductions could be up to $44.3 million (tax, interest and penalties, net of tax benefits).

In the event the IRS were to prevail on both positions with respect to the royalty expense and royalty income, which D&B believes unlikely, D&B estimates that the additional tax liability to it as a result of the disallowance of the 1997 and 1998 royalty expense deductions and the inclusion of the reallocated royalty income for all relevant years could be up to $146.3 million (tax, interest and penalties, net of tax benefits), which would be in addition to the $44.3 million noted above related to the amortization expense deduction.

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

Pursuant to a series of tax sharing and other agreements (collectively, “Tax Sharing Agreements”) relating to the spin-offs and separations referred to above, D&B and Moody’s are jointly and severally liable for all amounts resulting from the “Amortization and Royalty Expense Deductions/Royalty Income — 1997-1998” described above. Under the terms of the 1998 Distribution, D&B agreed to assume the defense and to indemnify us against any tax liability that may be assessed against us and any related costs and expenses that we may incur in connection with any of these Legacy Tax Matters. Also, as required by those agreements, Moody’s has agreed to be jointly and severally liable with D&B for the indemnity obligation to us. Under the terms of certain of the other spin-offs and separations, D&B and Moody’s have, between each other, agreed to be financially responsible for 50% of any potential liabilities that may arise to the extent such potential liabilities are not directly attributable to each party’s respective business operations. Only if D&B and Moody’s were unable to bear all or a part of these liabilities, would we be liable, and then only to the extent that both of them could not satisfy their joint and several indemnity obligations to us.

While we cannot assure you as to the outcome of the remaining Legacy Tax Matter (Amortization and Royalty Expense Deductions/Royalty Income — 1997-1998), management presently believes that D&B and Moody’s have sufficient financial resources and borrowing capacity to satisfy their respective indemnity obligations in connection with the remaining Legacy Tax Matter. Therefore, management presently believes that the ultimate resolution of this Legacy Tax Matter would not have a material adverse effect on the Company’s results of operations, cash flows or financial condition.

Other Matters

The Company is exposed to potential defamation and breach of privacy claims arising from our publication of directories and our methods of collecting, processing and using advertiser and telephone subscriber data. If such data were determined to be inaccurate or if data stored by us were improperly accessed and disseminated by us or by unauthorized persons, the subjects of our data and users of the data we collect and publish could submit claims against the Company. Although to date we have not experienced any material claims relating to defamation or breach of privacy, we may be party to such proceedings in the future that could have a material adverse effect on our business.

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

No matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the quarter ended December 31, 2005.

On January 26, 2006, a special meeting of Donnelley’s stockholders (the “Meeting”) was held in Cary, North Carolina to approve the Merger Agreement and the transactions contemplated by the Merger Agreement, including the issuance of shares of Donnelley common stock in the Dex Media Merger.

At the Meeting, Donnelley’s stockholders approved the Dex Media Merger Agreement and the transactions contemplated by the Dex Media Merger Agreement, including the issuance of shares of Donnelley common stock in the Dex Media Merger, as follows.

	Votes For	Votes Against	Abstentions

Approval of Dex Media Merger	30,560,073	93,926	136,040

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock trades on the New York Stock Exchange under the symbol “RHD.” The table below indicates the high and low sales price of the Company’s common stock for each quarter of the last two years.

	2005		2004
	High	Low	High	Low

1st Quarter	$62.58	$56.22	$47.00	$39.40
2nd Quarter	$63.24	$55.20	$48.75	$40.66
3rd Quarter	$67.58	$60.89	$50.11	$40.38
4th Quarter	$64.28	$59.27	$59.35	$48.66

On March 1, 2006, there were approximately 2,788 holders of record of the Company’s common stock. On March 1, 2006, the closing market price of the common stock was $60.11. We have not paid any common dividends during the last two years and do not expect to pay common dividends in the foreseeable future. Our Preferred Stock earned a cumulative dividend of 8%, compounded quarterly, prior to its repurchase by the Company on January 27, 2006, as further described below. As of December 31, 2005, no Preferred Stock dividends have been paid in cash by the Company, although a portion of the cash purchase price for the repurchase of the Preferred Stock on January 27, 2006 was attributable to cash dividends payable by the Company for the period October 1, 2005 through January 3, 2006. Our various debt instruments contain financial restrictions that place limitations on our ability to pay dividends in the future (see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” for additional information regarding these instruments and agreements and relevant limitations thereunder).

On January 14, 2005, the Company repurchased 100,303 shares of its outstanding Preferred Stock for $277.2 million from the GS Funds. The GS Funds initially had purchased the Preferred Stock in connection with the SPA Acquisition. On January 27, 2006, the Company repurchased the remaining outstanding shares of Preferred Stock held by the GS Funds pursuant to the Stock Purchase and Support Agreement dated October 3, 2005 for an aggregate purchase price of $336.1 million. The GS Funds no longer have the right to elect any directors to the Company’s Board of Directors, but continue to hold warrants to purchase 1.65 million shares of our common stock.

The following table sets forth securities outstanding under existing equity compensation plans, as well as securities remaining available for future issuance under those plans, in each case as of December 31, 2005.

Equity Compensation Plan Information

			(c)
			Number of Securities
	(a)		Remaining Available for
	Number of Securities	(b)	Future Issuance Under
	to Be Issued Upon	Weighted-average	Equity Compensation
	Exercise of	Exercise Price of	Plans (excluding
	Outstanding Options,	Outstanding Options,	securities reflected in
Plan category	Warrants and Rights	Warrants and Rights	column (a))

Equity compensation plans approved by security holders(1):
2005 Plan	75,500	$61.94	5,301,277
2001 Plan	3,323,782	34.66	—
Equity compensation plans not approved by security holders:
1991 Key Employees’ Stock Option Plan(2)	555,816	17.98	—
1998 Directors’ Stock Plan(3)	16,150	17.09	—
1998 Partner Share Plan(4)	10,375	15.31	—
2001 Partner Share Plan(5)	20,621	26.45	—

Total	4,002,244	$32.69	5,301,277

(1)	This reflects securities covered by our 2005 Stock Award and Incentive Plan (“2005 Plan”) and our 2001 Stock Award and Incentive Plan (“2001 Plan”). The 2005 Plan and the 2001 Plan were adopted and approved by our shareholders at our 2005 and 2001 annual meeting of stockholders, respectively.

(2)	This reflects outstanding options under our 1991 Key Employees’ Stock Option Plan (“1991 Plan”). The 1991 plan was originally a D&B plan that was carried over at the time of the spin-off from D&B. The 2001 Plan replaced the 1991 Plan and all shares available for grant under the 1991 Plan became available for grant under the 2001 Plan upon its approval by stockholders; provided, however, all options then outstanding remained subject to the terms and conditions of the 1991 Plan.

(3)	This reflects shares and options still outstanding under our 1998 Directors’ Stock Plan (“1998 Director Plan”). The 2001 Plan replaced the 1998 Director Plan and all shares available for grant under the 1998 Director Plan became available for grant under the 2001 Plan upon its approval by stockholders; provided, however, all shares and options then outstanding remained subject to the terms and conditions of the 1998 Director Plan.

(4)	This reflects options still outstanding under our 1998 Partner Share Plan (“1998 PS Plan”), which was a broad-based plan covering lower level employees not eligible for grants under the 1991 Plan. The 1998 PS Plan authorized 262,000 shares for grant at its inception and only 10,375 shares remain outstanding. The 2001 Plan replaced the 1998 PS Plan and all shares available for grant under the 1998 PS Plan became available for grant under the 2001 Plan upon its approval by stockholders; provided, however, all shares and options then outstanding remained subject to the terms and conditions of the 1998 PS Plan.

(5)	This reflects options still outstanding under our 2001 Partner Share Plan (“2001 PS Plan”), which was a broad-based plan covering lower level employees whose grants were made prior to shareholder approval of the 2001 Plan. The 2001 PS Plan authorized 124,750 shares for grant at its inception and only 20,621 remain outstanding. The 2001 Plan replaced the 2001 PS Plan and all shares available for grant under the 2001 PS Plan became available for grant under the 2001 Plan upon its approval by stockholders; provided, however, all shares and options then outstanding remained subject to the terms and conditions of the 2001 PS Plan.

At January 31, 2006, equity awards outstanding under the existing Dex Media equity compensation plans totaled 4.0 million and had a weighted average exercise price of $5.48. As a result of the Dex Media Merger, all outstanding Dex Media equity awards were converted to RHD equity awards on February 1, 2006. Upon conversion to RHD equity awards, the number of securities to be issued upon exercise of outstanding awards total 1.7 million shares of RHD and have a weighted average exercise price of $12.73. On February 1, 2006, the number of RHD shares remaining available for future issuance totaled 0.5 million under the Dex Media, Inc. 2004 Incentive Award Plan.

ITEM 6.	SELECTED FINANCIAL DATA

The following selected financial data are derived from our audited consolidated financial statements. The information set forth below should be read in conjunction with the audited consolidated financial statements and related notes in Item 8 and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7.

	Years Ended December 31,
	2005(1)	2004(1)(2)	2003(2)	2002	2001
	(in thousands, except per share data)

Statement of Operations Data
Net revenue	$956,631	$603,116	$256,445	$75,406	$80,253
Partnership income	—	77,967	114,052	136,873	139,964
Operating income	375,241	291,748	92,526	145,982	111,472
Net income (loss)	67,533	70,312	(49,953)	67,177	49,815
Preferred dividend	11,708	21,791	58,397	24,702	—
Loss on repurchase of Preferred Stock(4)	(133,681)	—	—	—	—
Accretion of Preferred Stock to redemption value(5)	(211,020)	—	—	—	—
(Loss) income available to common shareholders	(288,876)	48,521	(108,350)	42,475	49,815
(Loss) Earnings Per Share
Basic	$(9.10)	$1.19	$(3.53)	$1.42	$1.65
Diluted	$(9.10)	$1.15	$(3.53)	$1.40	$1.61
Shares Used in Computing (Loss) Earnings Per Share
Basic	31,731	31,268	30,683	29,643	30,207
Diluted	31,731	32,616	30,683	30,298	30,976
Balance Sheet Data(3)
Total assets	$3,867,824 (6)	$3,978,922	$2,538,734	$2,223,375	$295,981
Long-term debt, including current maturities	3,078,849	3,127,342	2,092,133	2,075,470	283,904
Preferred Stock(4)(5)	334,149	216,111	198,223	63,459	—
Shareholders’ (deficit) equity	(291,415)	17,985	(56,245)	(30,600)	(111,313)

(1)	Financial data for the years ended December 31, 2005 and 2004 include the results of the AT&T Directory Business from and after September 1, 2004. Net revenue, net income and (loss) income available to common shareholders reflect purchase accounting adjustments that precluded the recognition of revenue and certain expenses associated with directories published by the acquired AT&T Directory Business prior to the acquisition, including all September 2004 published directories. See Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further discussion of these items.

(2)	Financial data for the years ended December 31, 2004 and 2003 include the results of the SPA Directory Business from and after January 3, 2003. Net revenue, net income (loss) and income (loss) available to common shareholders reflect purchase accounting adjustments that precluded the recognition of revenue and certain expenses associated with directories published by the acquired SPA Directory Business prior to the acquisition, including all January 2003 published directories. See Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further discussion of these items.

(3)	In connection with the AT&T Directory Acquisition on September 1, 2004 and the SPA Acquisition on January 3, 2003, we incurred a significant amount of debt. We issued Preferred Stock in November 2002 and borrowed funds under certain debt instruments in December 2002. Therefore, our cash and debt balances during these periods were higher than in prior periods.

(4)	On January 14, 2005, we repurchased 100,303 shares of our outstanding Preferred Stock from the GS Funds for $277.2 million in cash. In connection with the Preferred Stock repurchase, we recorded a reduction in income available to common shareholders on the Consolidated Statements of Operations of $133.7 million to reflect the loss on the repurchase of these shares for the year ended December 31, 2005.

(5)	On October 3, 2005, we entered into an agreement to repurchase the remaining shares of Preferred Stock held by the GS Funds. In connection with this agreement, we have accreted the carrying value of the Preferred Stock to its redemption value of $334.1 million as of December 31, 2005. The accretion of the Preferred Stock totaling $211.0 million has been recorded as an increase to loss available to common shareholders on the Consolidated Statements of Operations for the year ended December 31, 2005. On January 27, 2006, we repurchased the remaining 100,301 shares of Preferred Stock from the GS Funds for $336.1 million in cash including accrued cash dividends and interest.

(6)	Total assets, as well as certain other balance sheet amounts reported in our press release dated February 22, 2006 as preliminary and subject to change pending the filing of this Annual Report, differ from amounts included in this Annual Report, resulting from a reclassification of deferred tax accounts. Such press release was included as an exhibit to our Current Report on Form 8-K furnished to the SEC on February 22, 2006.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Item should be read in conjunction with the audited consolidated financial statements and notes thereto that are included in Item 8. Unless otherwise indicated, the terms “Company,” “Donnelley,” “RHD,” “we,” “us” and “our” refer to R.H. Donnelley Corporation and its direct and indirect wholly owned subsidiaries.

Significant Business Developments

On January 31, 2006, we acquired all of the outstanding common stock of Dex Media, Inc. (“Dex Media”) for a purchase price of $4.1 billion, consisting of 36,547,381 shares of our common stock valued at $2.2 billion and $1.9 billion in cash (the “Dex Media Merger”). We also assumed all of Dex Media’s outstanding indebtedness with a fair value of $5.7 billion. Dex Media is the exclusive publisher of the “official” yellow pages and white pages directories for Qwest Communications International Inc. (“Qwest”) where Qwest is the primary local exchange carrier (“LEC”). Prior to the Dex Media Merger, Dex Media was a leading directory publisher in the United States. See “Acquisitions-Dex Media Merger” below for a further description of the Merger. The purpose of the Dex Media Merger was to take a further step in the transformation of RHD into a leading publisher of Yellow Pages directories, as well as to combine the complementary strengths of both companies.

On January 27, 2006, and in conjunction with the Stock Purchase and Support Agreement signed on October 3, 2005, we repurchased the remaining 100,301 shares of our outstanding 8% convertible cumulative preferred stock “Preferred Stock” from investment partnerships affiliated with The Goldman Sachs Group, Inc. (the “GS Funds”) for $336.1 million in cash including accrued cash dividends and interest (the “GS Repurchase”). Based on the terms of the Stock Purchase and Support Agreement, the repurchase of the Preferred Stock became a probable event on October 3, 2005, requiring the recorded value of the Preferred Stock to be accreted to its redemption value. The accretion to redemption value during 2005 totaled $211.0 million and has been recorded as an increase to net loss available to common shareholders on the Consolidated Statements of Operations for the year ended December 31, 2005. Subsequent to the GS Repurchase, we have no outstanding shares of Preferred Stock. See Item 8, “Financial Statements and Supplementary Data — Note 17, Subsequent Events” for a further description of the GS Repurchase.

In January 2005, we had repurchased 100,303 shares of our outstanding Preferred Stock from the GS Funds for $277.2 million in cash. In connection with this Preferred Stock repurchase, we recorded a reduction in earnings available to common shareholders on the Consolidated Statements of Operations and Comprehensive Income of $133.7 million to reflect the loss on the repurchase of these shares for the year-ended December 31, 2005.

Corporate Overview

Following the closing of the Dex Media Merger, we are the third largest print and online directory publisher in the United States, based on revenue. During 2006, we expect to have a total annual distribution of approximately 80 million, serving over 600,000 local and national advertisers with more than 625 directories in 28 states. In 2005, Dex Media published 293 directories and printed approximately 52 million copies of these directories for distribution to virtually all business and residential customers throughout the following Dex Media states: Arizona, Colorado, Idaho, Iowa, Minnesota, Montana, Nebraska, New Mexico, North Dakota, Oregon, South Dakota, Utah, Washington and Wyoming. Dex Media’s Internet-based directory, DexOnline.com TM, which is bundled with Dex Media’s print product to provide web-based access to Dex Media’s directories, further expands the distribution of Dex Media’s advertiser content. In addition to the acquired Dex Media directory business, we publish Sprint-branded directories in 18 states, with major markets including Las Vegas, Nevada and Orlando and Lee County, Florida, with a total distribution of approximately 18 million serving approximately 160,000 local and national advertisers. We also publish AT&T (formerly known as “SBC”)-branded directories in Illinois and Northwest Indiana, with a total distribution of approximately 10 million serving approximately 100,000 local and national advertisers. We also offer online city guides and search web sites in all our Sprint markets under the Best Red Yellow Pages brand at www.bestredyp.com and in the Chicagoland area at www.chicagolandyp.com.

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

Such risks, uncertainties and contingencies include those items disclosed under Item 1A of this Annual Report.

Acquisitions

Dex Media Merger

On January 31, 2006, we completed the Dex Media Merger by purchasing all of the outstanding common stock of Dex Media for a purchase price of $4.1 billion. Pursuant to the Merger Agreement, each issued and outstanding share of Dex Media common stock was converted into $12.30 in cash and 0.24154 of a share of RHD common stock, resulting in an aggregate cash value of $1.9 billion and an aggregate stock value of

$2.2 billion, based on 36,547,381 newly issued shares of RHD common stock. Additionally, we assumed Dex Media’s outstanding indebtedness on January 31, 2006 with a fair value of $5.7 billion. The acquired Dex Media directory business now operates as Dex Media Inc., one of our direct wholly owned subsidiaries. To finance the Dex Media Merger, we issued $660 million 6.875% Senior Discount Notes due January 15, 2013 for gross proceeds $600.5 million and $1,210 million 8.875% Senior Notes due January 15, 2016 to pay the cash portion of the purchase price to the Dex Media stockholders.

In connection with the Dex Media Merger we assumed by operation of law (1) a publishing agreement with a term of 50 years commencing November 8, 2002 (subject to automatic renewal for additional one-year terms), which grants us the right to be the exclusive official directory publisher of listings and classified advertisements of Qwest’s telephone customers in the geographic areas in the Dex Media states in which Qwest provides local telephone services; (2) a non-competition agreement with a term of 40 years commencing November 8, 2002, pursuant to which Qwest has agreed not to sell directory products consisting principally of listings and classified advertisements for subscribers in the geographic areas in the Dex Media states in which Qwest provides local telephone service; (3) an advertising agreement whereby Qwest has agreed to purchase an aggregate of $20 million of advertising per year through 2017 from us at pricing on terms at least favorable as those offered to similar large customers; (4) an intellectual property contribution agreement pursuant to which Qwest assigned and or licensed to us the Qwest intellectual property previously used in the Qwest directory services business; and (5) a trademark license agreement pursuant to which Qwest license granted to us the right until November 2007 to use the Qwest Dex and Qwest Dex Advantage marks in connection with directory products and related marketing material in the Dex Media states and the right to use these marks in connection with DexOnline.com.

The Dex Media Merger will be accounted for as a purchase business combination in the first quarter of 2006 and the purchase price will be allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their respective fair values as of January 31, 2006. The results of the Dex Media business will be included in our consolidated results commencing February 1, 2006. Under purchase accounting rules, we will not assume the deferred revenue balance of Dex Media at January 31, 2006. This amount represented revenue that would have been recognized in 2006 under our deferral and amortization revenue recognition method had the Dex Media Merger not occurred. Accordingly, we will never record revenue associated with directories that published prior to the Dex Media Merger. Although the deferred revenue balance will be eliminated, we will retain all of the rights associated with the collection of amounts due under and obligations under the advertising contracts executed prior to the Dex Media Merger. As a result, Dex Media’s accounts receivable balances remain our assets. Also under purchase accounting rules, we will not assume deferred directory costs at January 31, 2006 related to those directories that were published prior to the Dex Media Merger. These costs represented operating expenses that would have been recognized in 2006 under the deferral and amortization method had the Dex Media Merger not occurred.

AT&T Directory Acquisition

On September 1, 2004, we completed the AT&T Directory Acquisition for $1.41 billion in cash, after working capital adjustments and the settlement of a $30 million liquidation preference owed to us related to DonTech. To finance the acquisition, we amended and restated our Credit Facility, consisting of a $700 million Term Loan A-2, a $1,650 million Term Loan B-2 and a $175 million Revolving Credit Facility (“Revolver”) for an aggregate facility of $2,525 million.

In connection with the AT&T Directory Acquisition, we entered into a directory services license agreement, a non-competition agreement, an Internet Yellow Pages reseller agreement and a directory publishing listing agreement (collectively, the “AT&T Directory Services Agreements”) with certain affiliates of AT&T. The directory services license agreement designates us as the official and exclusive provider of yellow pages directory services for AT&T (and its successors) in Illinois and Northwest Indiana (the “Territory”), grants us the exclusive license (and obligation as specified in the agreement) to produce, publish and distribute white pages directories in the Territory as AT&T’s agent and grants us the exclusive license (and obligation as specified in the agreement) to use the AT&T brand and logo on print directories in the Territory. The non-competition agreement prohibits AT&T (and its affiliates and successors), with certain limited exceptions, from (1) producing, publishing and distributing yellow and white pages print directories in the Territory, (2) soliciting or selling local or national yellow or white pages advertising for inclusion in such directories, and (3) soliciting or selling local Internet yellow pages advertising for certain Internet yellow pages directories in the Territory or licensing AT&T marks to any third party for that purpose. The Internet Yellow Pages reseller agreement gives us the exclusive right to sell local Internet yellow pages advertising and the non-exclusive right to sell Internet yellow pages advertising with respect to geographies outside the Territory to any advertiser (excluding national advertisers) located inside the Territory onto the YellowPages.com platform (and any successor products as specified in the agreement). The directory publishing listing license agreement gives us the right to purchase and use basic AT&T subscriber listing information and updates for the purpose of publishing directories. The AT&T Directory Services Agreements are all interrelated and each (other than the Internet Yellow Pages reseller agreement) has an initial term of 50 years, subject to automatic renewal and early termination under specified circumstances. The Internet Yellow Pages reseller agreement has a term of 5 years.

The AT&T Directory Acquisition was accounted for as purchase business combination and the purchase price was allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their respective fair values on the acquisition date. The results of the AT&T Business are included in our consolidated results from and after September 1, 2004.

The allocation of the purchase price to the fair value of assets acquired and liabilities assumed is shown in the table below. The purchase price allocation below reflects the initial allocation and subsequent purchase price adjustments made in 2005.

	(Amounts in millions)

Calculation of allocable purchase price:
Cash		$1,406.1
Liquidation preference		29.9
Allocable transaction costs		12.7

Total allocable purchase price		$1,448.7

Allocation of purchase price:
AT&T Directory Services Agreements		$952.5
Customer relationships		145.0
Net assets acquired	129.1
Fair value adjustments:
Reverse pre-acquisition deferred revenue	41.9
Estimated profit on acquired sales contracts	49.3
Reverse deferred directory costs associated with directories published pre-acquisition	(175.8)
Eliminate historical income taxes	55.5
Other	16.5

Fair value of net assets acquired		116.5
Goodwill		222.0

Total cash purchase price		1,436.0
Allocable transaction costs		12.7

Total allocable purchase price		$1,448.7

SPA Acquisition

On January 3, 2003, we completed the SPA Acquisition for $2.23 billion in cash including post-acquisition working capital adjustments. To finance the acquisition, we entered into a new $1,525 million

Credit Facility, consisting of a $500 million Term Loan A, a $900 million Term Loan B and a $125 million Revolver. We also issued the Senior Notes and the Senior Subordinated Notes. Additionally, we issued $200 million of Preferred Stock and warrants to purchase 1.65 million shares of our common stock to the GS Funds.

In connection with the SPA Acquisition, we entered into a directory services license agreement, a trademark license agreement and a non-competition agreement (collectively, the “SPA Directory Services Agreements”) with Sprint. The directory services license agreement grants us the exclusive license (and obligation as specified in the agreement) to produce, publish and distribute yellow and white pages directories for Sprint (and its successors) in the markets in 18 states where Sprint provided local telephone service at the time of the transaction. The trademark license agreement grants us the exclusive license (and obligation as specified in the agreement) to use certain Sprint trademarks, including the Sprint diamond logo, in those markets. The non-competition agreement prohibits Sprint (and its affiliates and successors) in those markets from selling local directory advertising or producing, publishing and distributing print directories, with certain limited exceptions. The SPA Directory Services Agreements are all interrelated and each has an initial term of 50 years, subject to automatic renewal and early termination under specified circumstances. The SPA Directory Services Agreements may be assigned or comparable agreements may be entered into in connection with the proposed separation from Sprint Nextel Corporation of the local telephone company, expected to occur in the second quarter of 2006.

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

Segment Reporting

Based on its plan to integrate, evaluate performance, and allocate resources to the newly acquired Dex Media operations, management currently believes that its business of publishing yellow pages directories will remain in one reportable operating segment.

During 2004, we revised our historical segment reporting to reflect the change in our business that resulted from the AT&T Directory Acquisition and to reflect how management now reviews and analyzes the business. Our business of publishing yellow pages directories is now conducted in one reportable operating segment. All pre-press publishing services and other ancillary services previously performed on behalf of other publishers are now performed entirely on behalf of the directories we now publish. As a result of the AT&T Directory Acquisition, AT&T ceased paying us revenue participation income, we consolidate all net profits from DonTech and we eliminated our partnership investment in DonTech. Consequently, partnership income was no longer reported commencing on September 1, 2004 and, accordingly, the previously reported DonTech operating segment is no longer applicable.

Critical Accounting Estimates

The preparation of financial statements in accordance with generally accepted accounting principles (“GAAP”) requires management to estimate the effect of various matters that are inherently uncertain as of the date of the financial statements. Each of these estimates varies in regard to the level of judgment involved and its potential impact on the Company’s reported financial results. Estimates are deemed critical when a different estimate could have reasonably been used or when changes in the estimate are reasonably likely to occur from period to period, and could materially impact the Company’s financial condition, changes in financial condition or results of operations. The Company’s significant accounting polices as of December 31, 2005 are discussed in Note 2 of the consolidated financial statements included in Item 8 of this annual report. The critical estimates inherent in these accounting polices as of December 31, 2005 are discussed below. Management believes the current assumptions and other considerations used to estimate these amounts in the Company’s consolidated financial statements are appropriate.

Allowance for Doubtful Accounts and Sales Claims

We record our revenue net of an allowance for sales claims. In addition, we record a provision for bad debts. The provision for bad debts and allowance for sales claims are estimated for each directory based on historical experience. We also evaluate the current condition of our customer balances, bankruptcy filings, any change in credit policy, historical charge-off patterns, recovery rates and other data when determining our allowance for doubtful accounts reserve. We review these estimates periodically to assess whether additional adjustment is needed based on economic events or other circumstances, including actual experience at the end of the billing and collection cycle with respect to each directory. We believe that the allowance for doubtful accounts and sales claims is adequate to cover anticipated losses under current conditions; however, significant deterioration in any of the factors noted above or in the overall economy could materially change these expectations. The provisions for sales claims and doubtful accounts are estimated based on a percentage of revenue. Accordingly, an additional 1% change in these allowance percentages would have impacted 2005 GAAP net income by approximately $6.1 million and 2005 adjusted net income by $6.4 million. See “Adjusted and Adjusted Pro Forma Amounts and Other Non-GAAP Measures” below for a description and reconciliation of adjusted and adjusted pro forma net income to reported GAAP net income.

Pension Benefits

Our pension plan obligations and related assets of the Company’s defined benefit retirement plans are presented in Note 10 to our consolidated financial statements. Plan assets consist primarily of marketable equity and debt instruments and are valued using market quotations. Plan obligations and annual pension expense are determined by independent actuaries and through the use of a number of assumptions. Key assumptions in measuring the plan obligations include the discount rate, the rate of future salary increases and the long-term expected return on plan assets. The methodology used to determine the discount rate for 2005 was changed to a methodology that discounts the projected plan cash flows to the measurement date using the spot rates provided in the Citigroup Pension Discount Curve. A single discount rate is then computed so that the present value of the benefit cash flows using this single rate equals the present value computed using the Citigroup Pension Discount Curve. The Company changed to this approach in 2005 to better reflect the specific cash flows of these plans in determining the discount rate. In prior years, discount rates were developed by reference to the Moody’s long-term Aa corporate bond yield at the plan’s measurement date, with consideration of the plan’s duration relative to the duration of the Moody’s Aa corporate bond portfolio. Salary increase assumptions are based upon historical experience and anticipated future management actions. Asset returns are based upon the anticipated average rate of earnings expected on invested funds of the plan over the long-run. At December 31, 2005, the weighted-average actuarial assumptions were: discount rate of 5.5%; long-term rate of return on plan assets of 8.25%; and assumed salary increases of 3.66%. Net periodic pension costs recognized in 2005 were $4.6 million. A 1% change in the discount rate would affect net income by approximately $1.4 million; a 1% change in the long-term rate of return on plan assets would affect net income by approximately $1.0 million; and a 1% change in assumed salary increases would affect net income by approximately $0.7 million. As of December 31, 2005, we had no benefit plan assets or liability associated with the Dex Media Merger.

Intangible Assets and Goodwill Valuation and Amortization

Our intangible assets consist of Directory Services Agreements between the Company and each of Sprint and AT&T, respectively, established customer relationships and trademarks and trade names, all resulting from the SPA Acquisition and the AT&T Directory Acquisition. The intangible assets are being amortized over the period the assets are expected to contribute to the cash flow of the Company, which reflect the expected pattern of benefit. Our recorded goodwill resulted from the SPA Acquisition and the AT&T Directory Acquisition and is not subject to amortization. As of December 31, 2005, we owned no intangible assets associated with the Dex Media Merger.

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

We used certain estimates and assumptions in our impairment evaluation, including, but not limited to, projected future cash flows, revenue growth, customer attrition levels, and estimated write-offs. As of December 31, 2005, management believes that there was no impairment to the intangible assets or goodwill. However, significant deterioration in our business, the assumptions underlying the impairment evaluations, or in the overall economy, could result in impairment charges in future reporting periods. Had the aggregate net book value of the intangible assets and goodwill at December 31, 2005 been impaired by 1%, net income on both a reported GAAP and adjusted basis in 2005 would have been adversely impacted by approximately $19.2 million. See “Adjusted and Adjusted Pro Forma Amounts and Other Non-GAAP Measures” below for a description and reconciliation of adjusted and adjusted pro forma net income to reported GAAP net income.

Additionally, management must assess whether the remaining useful lives of the intangible assets represent the period that the intangible assets are expected to contribute to our cash flow. In our assessment process, we used certain estimates and assumptions, including projected future cash flows, customer attrition levels and industry and economic conditions. In accordance with SFAS 144, we evaluate the remaining useful lives annually to determine whether events or circumstances warrant a revision to the remaining period of amortization. If the estimated remaining useful lives change, the remaining carrying amount of the intangible asset would be amortized prospectively over that revised remaining useful life. For the year ended December 31, 2005, amortization of intangible assets was approximately $72.1 million. Had the remaining useful lives of the intangible assets been shortened by 10%, net income on both a reported GAAP and adjusted basis in 2005 would have been adversely impacted by approximately $8.1 million. See “Adjusted and Adjusted Pro Forma Amounts and Other Non-GAAP Measures” below for a description and reconciliation of adjusted and adjusted pro forma net income to reported GAAP net income.

New Accounting Pronouncements

On December 16, 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123(R), which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. The approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123; however, SFAS No. 123(R) requires companies to calculate the fair value of all share-based payments to employees, including grants of employee stock options, and amortize that amount over the vesting period as an expense through the statement of operations. Pro forma disclosure, as allowed under SFAS No. 123, will no longer be a permitted alternative. SFAS No. 123(R) offers a choice of transition methods including Modified Prospective and Modified Retrospective (to all prior periods or interim periods in year of adoption).

On April 14, 2005, the Securities and Exchange Commission (“SEC”) announced the adoption of a new rule that amends the compliance dates for SFAS No. 123(R). The SEC’s new rule allows companies to implement SFAS No. 123(R) at the beginning of their next fiscal year, instead of the next reporting period, that begins after June 15, 2005. The Company adopted SFAS No. 123(R) effective January 1, 2006 using the Modified Prospective application method. Upon adoption of SFAS No. 123(R), the Company anticipates that it will recognize compensation expense of approximately $47 million related to its equity awards during 2006, of which approximately $35 million relates to a modification of existing equity awards and issuance of new awards in conjunction with the Dex Media Merger.

In May 2005 the FASB issued Statement of Financial Accounting Standards No. 154, Accounting Changes and Error Corrections — A replacement of APB Opinion No. 20 and FASB Statement No. 3 (“SFAS No. 154”). The statement applies to all voluntary changes in accounting principle, and changes the requirements for accounting for and reporting of a change in accounting principle. SFAS 154 requires retrospective application to prior periods’ financial statements for voluntary changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. APB Opinion No. 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. This statement carries forward without change the guidance contained in APB Opinion 20 for reporting the correction of an error in previously issued financial statements and a change in accounting estimate. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Accordingly, the Company will adopt SFAS 154 effective January 1, 2006. The Company does not expect the adoption of SFAS No. 154 to have a material impact on its consolidated financial position, results of operations or cash flows.

The Company has reviewed other new accounting standards not identified above and does not believe any other new standards will have a material impact on the Company’s financial position or operating results.

RESULTS OF OPERATIONS

Year Ended December 31, 2005 compared to the Year Ended December 31, 2004

Factors Affecting Comparability

Acquisitions

As a result of the AT&T Directory Acquisition and the SPA Acquisition, the related financings and associated purchase accounting, our 2005 reported GAAP results are not comparable to our 2004 reported GAAP results. Under the deferral and amortization method of revenue recognition, the billable value of directories published is recognized as revenue in subsequent reporting periods. However, purchase accounting precluded us from recognizing directory revenue and certain expenses associated with directories that published prior to each acquisition, including all directories published in the month each acquisition was completed. Thus, our reported 2005 and 2004 GAAP results are not indicative of our underlying operating and financial performance. Accordingly, management is presenting 2005 adjusted and 2004 adjusted pro forma information that, among other things, eliminates the purchase accounting impact on revenue and certain expenses for each acquisition and assumes the AT&T Directory Acquisition and related financing occurred at the beginning of 2004. Management believes that the presentation of this 2005 adjusted and 2004 adjusted pro forma information will help financial statement users better and more easily compare current period underlying operating results against what the combined company performance would more likely have been in the comparable prior period. All of the 2005 adjusted and 2004 adjusted pro forma amounts disclosed under the caption “Adjusted and Adjusted Pro Forma Amounts and Other Non-GAAP Measures” or elsewhere are non-GAAP measures and are reconciled to the most comparable GAAP measures under that caption below. While we believe the 2005 adjusted and 2004 adjusted pro forma results reasonably represent results as if the businesses had been combined since January 1, 2004, because of differences in the application of accounting policies and practices between the Company and the acquired entities, management does not believe these adjusted and adjusted pro forma amounts are strictly comparable, nor are they necessarily indicative of results for future periods. The following Results of Operations disclosure does not give pro forma effect to the Dex Media Merger, as it was not consummated until January 31, 2006.

Before the AT&T Directory Acquisition, we reported our 50% share of DonTech net income as partnership income in our consolidated statement of operations. Partnership income also included revenue participation income from AT&T. Revenue participation income was based on DonTech advertising sales and was recognized when a sales contract was executed with a customer. Upon the AT&T Directory Acquisition, AT&T ceased paying us revenue participation income, we consolidate all net profits of DonTech and we eliminated our partnership investment in DonTech. Consequently, commencing on September 1, 2004, we no longer report partnership income. During 2004 until the AT&T Directory Acquisition, we earned revenue from pre-press publishing and other ancillary services related to the AT&T Directory Business and we continued to report partnership income from our investment in DonTech.

Relocation and Integration Charges

Our 2005 expenses included $2.4 million related to the acquisition and integration of the AT&T Directory Business, $1.4 million related to the relocation of our corporate offices to Cary, North Carolina, and $0.4 million for sales office lease expenses related to the SPA Acquisition.

Our 2004 expenses included $7.3 million related to the relocation of our corporate offices to Cary, North Carolina, $2.5 million related to the acquisition and integration of the AT&T Directory Business, and $1.1 million for sales offices relocation expenses related to the SPA Acquisition.

GAAP Reported Results

Net Revenue

The components of our net revenue in 2005 and 2004 were as follows:

	For the Years Ended December 31,
	2005	2004	$ Change
	(Amounts in millions)

Gross directory advertising revenue	$956.0	$589.5	$366.5
Sales allowances	(10.4)	(6.5)	(3.9)

Net directory advertising revenue	945.6	$583.0	362.6
Pre-press publishing and application service fees	—	13.0	(13.0)
Other revenue	11.0	7.1	3.9

Total net revenue	$956.6	$603.1	$353.5

Following the AT&T Directory Acquisition, substantially all of our revenue is derived from our directory publishing business. Before the AT&T Directory Acquisition, DonTech was accounted for under the equity method and we did not recognize revenue with respect to the AT&T Directory Business. Our directory advertising revenue is earned primarily from the sale of advertising in the yellow pages directories we publish, net of sales allowances. Revenue from directory advertising sales is recognized under the deferral and amortization method, whereby revenue from advertising sales is initially deferred when the directory is published and recognized ratably over the directory’s life, which is typically 12 months. Before the AT&T Directory Acquisition, we also earned pre-press publishing and other related fees with respect to services we rendered on behalf of AT&T for the AT&T-branded directories we now publish. These fees were, and other revenue was and is, recognized when earned.

Total net revenue in 2005 was $956.6 million, representing an increase of $353.5 million from total net revenue reported in 2004 of $603.1 million. The primary increase in total net revenue in 2005 from 2004 is due to recognizing a full year of results from the acquired AT&T Directory Business. Total revenue in 2005 and 2004 includes $372.3 million and $29.1 million, respectively, of net revenue from the AT&T-branded directories we published following the AT&T Directory Acquisition. Due to purchase accounting, directory revenue for the year ended December 31, 2005 and 2004 excluded the amortization of advertising sales for AT&T-branded directories published before October 2004 under the deferral and amortization method totaling $85.0 million and $429.7 million, respectively, that would have been reported absent purchase accounting. Purchase accounting related to the AT&T Directory Acquisition will no longer adversely impact reported revenue after 2005. Additionally, we expect 2006 reported revenue to be higher than 2005 due to the adverse impact of purchase accounting on 2005 revenues. 2006 reported revenue will also be considerably higher than 2005 due to the Dex Media Merger. The increase in net revenue also resulted from higher recurring advertising in our major Sprint markets, partially offset by a decline in results in our AT&T markets. The decline in results in our AT&T markets is primarily due to our Chicagoland business, which was primarily the result of three major changes we announced in the second quarter of 2005 including (1) removing advertising from the covers of our directories to strengthen brand awareness, (2) re-aligning the coverage areas of our publications to better reflect shopping patterns and (3) tightening our credit standards to match the same disciplined approach employed in our Sprint markets to build a more stable account base over time.

Revenue from pre-press publishing and other related services was $13.0 million in 2004 with no comparable revenue for 2005. The decrease in pre-press publishing fees is a result of the Company no longer providing such services to AT&T following the AT&T Directory Acquisition. We now support internally the AT&T-branded directories we publish.

Other revenue in 2005 totaled $11.0 million, representing an increase of $3.9 million from other revenue reported in 2004 of $7.1 million. Other revenue is recognized when earned and includes late fees paid on outstanding customer balances, commissions earned on sales contracts with respect to advertising placed into other publishers’ directories, sales of directories and certain other products and fees from telephone companies for publishing their information pages. The increase in other revenue is primarily due to the AT&T Directory Acquisition.

Expenses

The components of our total expenses for 2005 and 2004 were as follows:

	For the Years Ended December 31,
	2005	2004	$ Change
	(Amounts in millions)

Operating expenses	$436.1	$263.2	$172.9
General and administrative expenses	60.2	59.5	0.7
Depreciation and amortization expense	85.1	66.6	18.5

Total	$581.4	$389.3	$192.1

Substantially all expenses are derived from our directory publishing business. Before the AT&T Directory Acquisition, DonTech was accounted for under the equity method. We began recognizing expenses related to the AT&T Directory Business on September 1, 2004. Certain costs directly related to the selling and production of directories are initially deferred and recognized ratably over the life of the directory. These costs include sales commissions, print, paper and initial distribution costs. All other expenses are recognized as incurred.

Operating Expenses

Total operating expenses in 2005 were $436.1 million compared to $263.2 million in 2004. The primary components of the $172.9 million increase in operating expenses in 2005, compared to 2004, were as follows:

Change
(Amounts
in millions)

Expenses recorded in 2005 resulting from the AT&T Directory Business	$95.0
Difference between cost uplift in 2005 compared to 2004 from the AT&T Directory Business	50.8
Increased commission and sales costs	15.6
Increased digital initiative costs	8.9
Increased bad debt expense	8.6
Cost uplift from the SPA Acquisition recorded in 2004	(3.6)
All other	(2.4)

Total 2005 increase in operating expenses, compared to 2004	$172.9

Operating expenses in 2005 increased $172.9 million compared to 2004 primarily as a result of recognizing a full year of expenses from the acquired AT&T Directory Business. In 2005, expenses increased $95.0 million from 2004 to support the AT&T Directory Business including bad debt, commissions, salesperson expenses, printing, distribution, marketing, advertising and other operating expenses. Similar to the deferral and amortization method of revenue recognition, certain costs directly related to the selling and production of our directories are initially deferred when incurred and recognized ratably over the life of a directory. Due to the elimination of deferred costs for all pre-acquisition (including September 2004) AT&T directories as required by purchase accounting, our reported operating expenses for 2005 and 2004 did not include certain expenses associated with those directories totaling approximately $49.9 million and $98.0 million, respectively. Due to these adjustments, AT&T-branded directory expenses for 2005 include only the amortization of deferred directory costs relating to AT&T-branded directories published beginning in October 2004. Purchase accounting related to the AT&T Directory Acquisition will no longer adversely impact reported expenses after 2005, except for unamortized cost uplift (defined below) of $2.1 million at December 31, 2005 that will be expensed in 2006. Additionally, we expect 2006 reported expenses to be higher than 2005 due to the adverse impact of purchase accounting on 2005 expenses. 2006 reported expenses will also be considerably higher than 2005 due to the Dex Media Merger.

Also, as a result of purchase accounting required by GAAP, we recorded the deferred directory costs related to directories that were scheduled to publish subsequent to the AT&T Directory Acquisition and SPA Acquisition at their fair value, determined as the estimated billable value of the published directory less (a) the expected costs to complete the directories, and (b) a normal profit margin. We refer to this purchase accounting entry as “cost uplift.” The fair value of these costs was determined to be $81.3 million and $14.8 million for the AT&T Directory Business and the SPA Business, respectively. These costs are amortized as operating expenses over the terms of the applicable directories and such amortization totaled $65.0 million for 2005 relating to the AT&T Directory Acquisition, representing an increase of $50.8 million from $14.2 million recorded in 2004, and $3.6 million for 2004, relating to the SPA Business (with no comparable expense in 2005).

Sales costs including commissions, sales person costs and sales management costs were $15.6 million higher for 2005, compared to 2004, primarily due to favorable sales performances in many Sprint markets, increased sales headcount and sales bonus payouts, plus increased investment in our AT&T markets.

Digital initiative costs were $8.9 million higher for 2005, compared to 2004, which reflects our continued commitment to increase investment in our Internet products and distribution, and due to additional Internet costs associated with the AT&T Directory Business.

Bad debt expense was higher in 2005, primarily due to a higher amount of favorable bad debt true-ups taken in 2004 as compared to 2005, combined with increased provision expense associated with increased recognized revenue as compared to the prior year. This resulted in a net increase to bad debt expense of $8.6 million for 2005 compared to 2004, excluding the impact of purchase accounting.

General and Administrative Expenses

General and administrative (“G&A”) expenses in 2005 were $60.2 million compared to $59.5 million in 2004, or an increase of $0.7 million. The primary components of the $0.7 million increase in G&A expenses in 2005, compared to 2004, were as follows:

Change
(Amounts
in millions)

Increased billing, credit and collection expenses related to the AT&T Directory Business	$9.0
Increased non-cash compensation expense related to stock appreciation rights	2.8
Relocation, severance and integration expenses related to the AT&T Directory Acquisition recorded in 2004	(10.4)
All other	(0.7)

Total 2005 increase in G&A, compared to 2004	$0.7

The increase in G&A expenses of $0.7 million for 2005 from 2004 is primarily due to increased billing, credit and collection expenses of $9.0 million relating to the AT&T Directory Business and an increase in non-cash compensation expense related to stock appreciation rights (“SARs”) of $2.8 million, primarily due to the increase in the Company’s stock price and additional grants made during 2005. These increases were partially offset by expenses related to the relocation of the corporate headquarters and related severance costs associated with the AT&T Directory Acquisition of $10.4 million that were recorded in 2004.

Depreciation and Amortization

Depreciation and amortization (“D&A”) in 2005 was $85.1 million compared to $66.6 million in 2004, representing an increase of $18.5 million. Amortization of intangible assets was $72.1 million in 2005 compared to $57.3 million in 2004. The increase in amortization expense is primarily due to a full year impact related to the intangible assets acquired in connection with the AT&T Directory Acquisition. Depreciation of fixed assets and amortization of computer software was $13.0 million in 2005 compared to $9.3 million in 2004. The increase in depreciation expense is primarily due to increased depreciation associated with computer software additions.

Partnership Income

Partnership income was $78.0 million in 2004, with no corresponding amount for 2005. In 2004, partnership income related to our 50% share of the net income of DonTech (accounted for under the equity method) and revenue participation income from AT&T. As a sales agent for AT&T, DonTech earned commission revenue based on the annual value of local sales contracts executed during the period (“calendar sales”). We also earned revenue participation income from AT&T based on the amount of DonTech calendar sales during the period. As a result of the AT&T Directory Acquisition, AT&T ceased paying us revenue participation income and we now consolidate all net profits in DonTech. Thus, the DonTech partnership investment was eliminated. Accordingly, commencing on September 1, 2004, we no longer report partnership income.

Operating Income

As a result of the AT&T Directory Acquisition, the Company has one operating segment. Management views and evaluates this one operating segment as the sole source of earnings before interest, taxes,

depreciation and amortization (“EBITDA”) and operating income for the Company and does not need to allocate resources among different segments.

Operating income for 2005 and 2004 was as follows:

	For the Years Ended December 31,
	2005	2004	$ Change
	(Amounts in millions)

Total	$375.2	$291.7	$83.5

Operating income for 2005 of $375.2 million increased by $83.5 million from operating income of $291.7 million in 2004. The increase in operating income during 2005 as compared to 2004 was primarily a result of recognizing a full period of results from the AT&T Directory Business. While total net revenue increased for 2005 by $353.5 million over net revenue in 2004, partially offsetting that increase in net revenue was an increase in total operating expenses in 2005 of $172.9 million, primarily relating to the AT&T Directory Business, as described above. In addition, the increase in operating income resulted from higher recurring advertising in our major Sprint markets, partially offset by a decline in results in our AT&T markets and increased depreciation and amortization as noted above. In 2004 and 2005, results were adversely affected by the related purchase accounting impact that precluded us from recognizing revenues and certain expenses for those directories that published prior to the AT&T Directory Acquisition, including all September 2004 published directories. Under purchase accounting, when the entire balance of deferred revenue and deferred directory costs were eliminated at the time of the AT&T Directory Acquisition, the elimination had a disproportionately higher impact on revenues than it did on expenses. Accordingly, after the adjustments required by purchase accounting, operating expenses for 2004 were disproportionately higher than the related revenue.

Interest Expense, Net

Net interest expense in 2005 was $264.5 million compared to $175.5 million in 2004. The increase in net interest expense of $89.0 million is a result of higher outstanding debt balances associated with the AT&T Directory Acquisition and issuance of the $300 million 6.875% Senior Notes on January 14, 2005 (the “Holdco Notes”), which were utilized to finance the repurchase of 100,303 shares of our outstanding Preferred Stock from the GS Funds in January 2005, combined with higher interest rates, compared to the prior year. The increase in net interest expense is also attributable to a $25.3 million call premium payment and write-off of unamortized deferred financing costs of $7.4 million associated with the December 20, 2005 tender offer and exit consent solicitation of our 8.875% Senior Notes. Interest expense in 2004 includes a $1.2 million charge resulting from the redemption of the remaining 9.125% Senior Subordinated Notes due 2008. See “Liquidity and Capital Resources” for a further description of our debt obligations and the provisions of the related debt instruments. Net interest expense for 2005 includes $23.6 million of non-cash amortization of deferred financing costs (including the write-off of unamortized deferred financing costs of $7.4 million noted above), compared to $13.6 million of non-cash amortization of deferred financing costs in 2004.

Provision (Benefit) for Income Taxes

The 2005 provision for income taxes of $43.2 million is comprised of a deferred tax provision due to the taxable loss generated in the current period. The 2005 deferred tax provision resulted in an effective tax rate of 39.0% and net operating losses of approximately $168.6 million related to tax deductions and amortization expense recorded for tax purposes compared to book purposes with respect to the intangible assets acquired in connection with the SPA Acquisition and the AT&T Directory Acquisition. The 2005 effective tax rate reflects a decrease in the state and local tax rate due to integration of the SPA Acquisition and the AT&T Directory Acquisition. The federal net operating loss carryforward of approximately $342.5 million will begin to expire in 2023, and the state net operating loss carryforwards of approximately $650.0 million will begin to expire in 2008.

The 2004 provision for income taxes of $45.9 million was comprised of a current tax benefit of $25.6 million and a deferred tax provision of $71.5 million. The 2004 current tax benefit resulted in an effective tax rate of 39.5% and net operating losses of approximately $72.4 million related to tax deductions in connection with the SPA Acquisition and the AT&T Directory Acquisition. The 2004 deferred tax provision of $71.5 million was primarily related to the difference in amortization expense recorded for tax purposes compared to book purposes with respect to the intangible assets acquired in connection with the SPA Acquisition and the AT&T Directory Acquisition. The 2004 effective tax rate reflects a decrease in the state and local tax rate due to integration of the SPA Acquisition and the AT&T Directory Acquisition.

The Company is currently under federal tax audit by the Internal Revenue Service for the taxable years 2003 and 2004. The Company believes that adequate provisions have been made with respect to the federal tax audit and the Company believes the resolution of such audit will not have a material adverse effect on the Company’s financial position, results of operations, or cash flows. In addition, certain state tax returns are under examination by various regulatory authorities. We continuously review issues raised in connection with ongoing examinations and open tax years to evaluate the adequacy of our reserves. We believe that our accrued tax liabilities are adequate to cover all probable U.S. federal and state income tax loss contingencies.

Net Income, (Loss) Income Available to Common Shareholders and (Loss) Earnings Per Share

Net income for 2005 was $67.5 million as compared to $70.3 million for 2004. The decrease of $2.8 million in net income is a result of the increase in operating income described above, offset by increases in interest expense and D&A, also described above.

The 8% dividend on our Preferred Stock reduces net income or increases the net loss, resulting in (loss) income available to common shareholders from which (loss) earnings per share amounts are calculated. The amount of the Preferred Stock dividend includes the stated 8% dividend, plus a deemed dividend for the beneficial conversion feature (“BCF”). The BCF is a function of the conversion price of the Preferred Stock, the fair value of the related warrants issued in connection with the Preferred Stock and the fair market value of the underlying common stock on the date of issuance of the Preferred Stock. In connection with the issuance of our Preferred Stock and each subsequent quarterly dividend date through September 30, 2005, a BCF has been recorded because the fair value of the underlying common stock at the time of issuance of the Preferred Stock was greater than the conversion price of the Preferred Stock. The full amount of the BCF is treated as a deemed dividend because the Preferred Stock was convertible by the GS Funds into common stock immediately after issuance in January 2003. Commencing October 3, 2005, the Preferred Stock is no longer convertible into common stock and therefore the BCF will no longer be recognized. The Preferred Stock dividend for 2005 of $11.7 million consisted of the stated 8% dividend of $10.1 million (including $2.5 million of accrued cash dividends recognized during the fourth quarter of 2005), and a BCF of $1.6 million. The Preferred Stock dividend for 2004 of $21.8 million consisted of the stated 8% dividend of $17.9 million and a BCF of $3.9 million.

On January 14, 2005, we repurchased 100,303 shares of our outstanding Preferred Stock from the GS Funds for $277.2 million in cash. In connection with the Preferred Stock repurchase, we recorded a reduction to income available to common shareholders of $133.7 million to reflect the loss on the repurchase of these shares for 2005. The excess of the cash paid to the GS Funds over the carrying amount of the repurchased Preferred Stock, plus the amount previously recognized for the BCF associated with these shares has been recognized as the loss on repurchase. Such amount represents a return to the GS Funds and, therefore has been treated in a manner similar to the treatment of the Preferred Stock dividend.

On January 27, 2006, we repurchased the remaining 100,301 shares of our outstanding Preferred Stock from the GS Funds for $336.1 million in cash including accrued cash dividends and interest. As a result of the GS Repurchase becoming a probable event under the terms of the Stock Purchase and Support Agreement dated October 3, 2005, we have accreted the carrying value of the Preferred Stock to its redemption value of $334.1 million as of December 31, 2005. The accretion of the Preferred Stock totaling $211.0 million has been recorded as an increase to loss available to common shareholders on the Consolidated Statements of Operations for the year ended December 31, 2005.

The resulting (loss) income available to common shareholders was ($288.9) million for 2005, as compared to $48.5 million, for 2004.

We account for earnings per share in accordance with Emerging Issues Task Force Issue No. 03-6, Participating Securities and the Two-Class Method under FASB Statement 128 (“EITF 03-6”), which established standards regarding the computation of earnings per share (“EPS”) by companies that have issued securities other than common stock that contractually entitle the holder to participate in dividends and earnings of the company. EITF 03-6 requires earnings available to common shareholders for the period, after deduction of preferred stock dividends, to be allocated between the common and preferred shareholders based on their respective rights to receive dividends. Basic EPS is then calculated by dividing (loss) income allocable to common shareholders by the weighted average number of shares outstanding. EITF 03-6 does not require the presentation of basic and diluted EPS for securities other than common stock. Therefore, the following EPS amounts only pertain to our common stock.

Under the guidance of EITF 03-6, diluted EPS is calculated by dividing (loss) income allocable to common shareholders by the weighted average common shares outstanding plus dilutive potential common stock. Potential common stock includes stock options, stock appreciation rights (“SARs”) and warrants, the dilutive effect of which is calculated using the treasury stock method, and our 8% Preferred Stock, the dilutive effect of which is calculated using the “if-converted” method. The calculation of basic and diluted (loss) earnings per share for the years ended December 31, 2005 and 2004, respectively, are presented below.

	For the Years Ended
	December 31,
	2005	2004

Basic EPS — Two-Class Method
(Loss) income available to common shareholders	$(288,876)	$48,521
Amount allocable to common shareholders(1)	100%	77%

(Loss) income allocable to common shareholders	(288,876)	37,361
Weighted average common shares outstanding	31,731	31,268

Basic (loss) earnings per share — Two-Class Method	$(9.10)	$1.19

	For the Years Ended
	December 31,
	2005	2004

Diluted EPS
(Loss) income available to common shareholders	$(288,876)	$48,521
Amount allocable to common shareholders(1)	100%	77%

(Loss) income allocable to common shareholders	(288,876)	37,361
Weighted average common shares outstanding	31,731	31,268
Dilutive effect of stock awards(2)	—	1,348
Dilutive effect of Preferred Stock assuming conversion(2)	—	—

Weighted average diluted shares outstanding	31,731	32,616

Diluted (loss) earnings per share	$(9.10)	$1.15

(1)	31,268 / (31,268 + 9,483) for the year ended December 31, 2004. In computing basic EPS using the Two-Class Method, we have not allocated the loss available to common shareholders for the year ended December 31, 2005 between common and preferred shareholders since the preferred shareholders do not have a contractual obligation to share in the net loss.

(2)	60 stock options in 2005 and the assumed conversion of the Preferred Stock into 5,132 and 9,767 shares of common stock in 2005 and 2004, respectively, were anti-dilutive and therefore are not included in the calculation of diluted EPS.

Adjusted and Adjusted Pro Forma Amounts and Other Non-GAAP Measures

As a result of the AT&T Directory Acquisition and the SPA Acquisition, the related financings and associated purchase accounting, our 2005 reported GAAP results are not comparable to our 2004 reported GAAP results. Under the deferral and amortization method of revenue recognition, the billable value of directories published is recognized as revenue in subsequent reporting periods. However, purchase accounting precluded us from recognizing directory revenue and certain expenses associated with directories that published prior to each acquisition, including all directories published in the month each acquisition was completed. Thus, our reported 2005 and 2004 GAAP results are not indicative of our underlying operating and financial performance. Accordingly, management is presenting 2005 adjusted and 2004 adjusted pro forma information that, among other things, eliminates the purchase accounting impact on revenue and certain expenses for each acquisition and assumes the AT&T Directory Acquisition and related financing occurred at the beginning of 2004. Management believes that the presentation of this 2005 adjusted and 2004 adjusted pro forma information will help financial statement users better and more easily compare current period underlying operating results against what the combined company performance would more likely have been in the comparable prior period. All of the 2005 adjusted and 2004 adjusted pro forma amounts disclosed below or elsewhere are non-GAAP measures and are reconciled to the most comparable GAAP measures below. While we believe the 2005 adjusted and 2004 adjusted pro forma results reasonably represent results as if the businesses had been combined for the full years 2005 and 2004, because of differences in the application of accounting policies and practices between the Company and the acquired entities, management does not believe these 2005 adjusted and 2004 adjusted pro forma amounts are strictly comparable, nor are they necessarily indicative of results for future periods. This discussion of Adjusted and Adjusted Pro Forma Amounts and Other Non-GAAP Measures does not give pro forma effect to the Dex Media Merger, as it was not consummated until January 31, 2006.

	Twelve Months Ended December 31, 2005
		Adjustments
		AT&T
	Reported	Directory		SPA
	GAAP	Acquisition		Acquisition	Adjusted
	(Amounts in millions)

Net revenue	$956.6	$85.0	(1)	$—	$1,041.6
Expenses, other than depreciation and amortization	496.3	(49.9	)(2)	—	446.4
Depreciation and amortization	85.1	—		—	85.1

Operating income	$375.2	$134.9		—	$510.1

	Twelve Months Ended December 31, 2004
		Adjustments
		AT&T
	Reported	Directory		SPA		Adjusted
	GAAP	Acquisition		Acquisition		Pro Forma
	(Amount in millions)

Net revenue	$603.1	$429.7	(1)	$1.1	(5)	$1,033.9
Expenses, other than depreciation and amortization	322.8	98.0	(2)	(3.6	)(6)	417.2
Depreciation and amortization	66.6	18.8	(3)	—		85.4
Partnership income	78.0	(78.0	)(4)	—		—

Operating income	$291.7	$234.9		$4.7		$531.3

(1)	Represents revenue for AT&T-branded directories that published prior to the AT&T Directory Acquisition, plus all September 2004 published directories, which would have been recognized during the period had it not been for purchase accounting required under GAAP.

(2)	Represents expenses for AT&T-branded directories that published prior to the AT&T Directory Acquisition, including September 2004 published directories, which would have been recognized during the period had it not been for purchase accounting required under GAAP. The pro forma adjustments also include (a) for 2004, DonTech’s selling and operational expenses prior to September 1, 2004, which were eliminated in consolidation upon the AT&T Directory Acquisition, and (b) for 2004 and 2005, certain differences in the application of accounting policies and practices between RHD and the acquired entities. Additionally, as a result of purchase accounting, we recorded the deferred directory costs related to directories that were scheduled to publish subsequent to the AT&T Directory Acquisition at their fair value. The impact of such cost uplift has also been removed.

(3)	Represents the additional depreciation and amortization expense related to the tangible and identifiable intangible assets acquired in the AT&T Directory Acquisition over their estimated useful lives.

(4)	Represents the elimination of equity accounting used to account for RHD’s 50% ownership in DonTech and the revenue participation income from AT&T recognized prior to the AT&T Directory Acquisition.

(5)	Represents revenue for Sprint-branded directories that published prior to the SPA Acquisition including January 2003 published directories, which would have been recognized during the period had it not been for purchase accounting required under GAAP.

(6)	Represents expenses for Sprint-branded directories that published prior to the SPA Acquisition, including January 2003 published directories, which would have been recognized during the period had it not been for purchase accounting required under GAAP. Also includes the effect of differences in the application of accounting policies and practices between legacy SPA and the Company. Additionally, as a result of purchase accounting, we recorded the deferred directory costs related to directories that were scheduled to publish subsequent to the SPA Acquisition at their fair value. The impact of such cost uplift has also been removed.

2005 Revenue and Adjusted Revenue Compared to 2004 Revenue and Adjusted Pro Forma Revenue

The components of 2005 revenue and adjusted revenue and 2004 revenue and adjusted pro forma revenue are as follows:

2005

		AT&T
	Reported	Directory		SPA
	GAAP	Acquisition		Acquisition	Adjusted

Gross directory advertising revenue	$956.0	$85.5	(1)	$—	$1,041.5
Sales claims and allowances	(10.4)	(0.5	)(1)	—	(10.9)

Net directory advertising revenue	945.6	85.0		—	1,030.6
Other revenue	11.0	—		—	11.0

Net revenue	$956.6	$85.0		$—	$1,041.6

2004

		AT&T
	Reported	Directory		SPA		Adjusted
	GAAP	Acquisition		Acquisition		Pro Forma

Gross directory advertising revenue	$589.5	$437.6	(1)	$1.1	(4)	$1,028.2
Sales claims and allowances	(6.5)	(1.1	)(1)	—		(7.6)

Net directory advertising revenue	583.0	436.5		1.1		1,020.6
Pre-press publishing fees	13.0	(13.0	)(2)	—		—
Other revenue	7.1	6.2	(3)	—		13.3

Net revenue	$603.1	$429.7		$1.1		$1,033.9

(1)	Represents gross revenue and sales claims and allowances for AT&T-branded directories that published prior to the AT&T Directory Acquisition, including September 2004 published directories, which would have been recognized during the period had it not been for purchase accounting required under GAAP.

(2)	Represents the elimination of pre-press publishing and related fees recognized prior to the AT&T Directory Acquisition, which were eliminated in consolidation upon the AT&T Directory Acquisition.

(3)	Represents other revenue associated with the AT&T Directory Business, primarily consisting of commissions earned on sales contracts published into other publishers’ directories and other yellow pages Internet-based advertising and other product revenue recognized as earned.

(4)	Represents gross revenue and sales claims and allowances for Sprint-branded directories that published prior to the SPA Acquisition, including January 2003 published directories, which would have been recognized during the period had it not been for purchase accounting required under GAAP.

Total adjusted net revenue in 2005 was $1,041.6 million, an increase of $7.7 million or 0.7% from adjusted pro forma net revenue of $1,033.9 million in 2004. The increase in adjusted net revenue in 2005 is due to increased amortization of revenue primarily from our major Sprint markets due to continued strong customer renewal rates and increased new business, partially offset by a decrease in amortized net revenue from our AT&T markets due to a decline in the publication value of our AT&T directories in Illinois and Northwest Indiana due to lower renewal rates partially offset by new business and collection of late fees. Under the deferral and amortization method of revenue recognition, revenue from directory advertising sales is initially deferred when a directory is published and recognized ratably over the life of the directory, which is typically 12 months. Due to the deferral and amortization method, the billable value of published directories is amortized to revenue over the life of the directory, which delays recognition of publication sales as recorded revenue on a GAAP basis.

2005 Adjusted Expenses Compared to 2004 Adjusted Pro Forma Expenses and 2005 Adjusted Operating Income Compared to 2004 Adjusted Pro Forma Operating Income

For the year ended December 31, 2005, adjusted operating and G&A expenses increased by $29.2 million, or 7.0%, to $446.4 million from adjusted pro forma operating and G&A expenses of $417.2 million in 2004. The primary components of the $29.2 million increase in adjusted expenses in 2005 were as follows:

Change
(Amounts
in millions)

Increased commission and salesperson costs	$9.9
Increased marketing and advertising costs	9.3
Increased digital initiative costs	8.9
Increased costs to support the AT&T Directory Business	7.9
Increased bad debt expense	5.9
Corporate headquarters relocation and related severance costs incurred in 2004	(10.4)
All other	(2.3)

Total 2005 increase in adjusted operating and G&A expenses, compared to 2004 adjusted pro forma operating and G&A expenses	$29.2

Similar to the deferral and amortization method of revenue recognition, certain costs directly related to the selling and production of our directories are initially deferred when incurred and recognized ratably over the life of a directory. Adjusted commission and salesperson expenses were $9.9 million higher for 2005 compared to 2004, due to favorable sales performances in certain Sprint markets, increased sales headcount, sales bonus payouts and increased investment in certain of our AT&T markets. Adjusted marketing and advertising costs were $9.3 million higher for 2005 compared to 2004 due to increased competitive responses and increased market investment, particularly in our AT&T markets. Adjusted digital initiative costs were $8.9 million higher for 2005 compared to 2004, which reflects our commitment to increase investment in our

Internet products and distribution, and due to additional Internet-related costs for the AT&T Directory Business. Increased costs to support the AT&T Directory Business of $7.9 million in 2005 as compared to 2004 primarily include increased headcount and billing, credit, collection and administrative costs, which were higher primarily due to additional investment in the AT&T Directory Business as compared to the prior owner’s level of investment in that business. Adjusted bad debt expense was $5.9 million higher for 2005 compared to 2004 primarily reflecting favorable bad debt adjustments recorded by the AT&T Directory Business prior to the acquisition in 2004. These increases were offset by $10.4 million of expenses in 2004 associated with the relocation of our corporate headquarters to Cary, North Carolina and related severance costs.

Adjusted depreciation and amortization was $85.1 million for the year ended December 31, 2005 compared to adjusted pro forma depreciation and amortization of $85.4 million for the year ended December 31, 2004.

Adjusted operating income for 2005 was $510.1 million, representing a decrease of $21.2 million or 4.0% from adjusted pro forma operating income in 2004 of $531.3 million, reflecting the variances between revenues and expenses from period to period described above.

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

Publication sales from Sprint-branded directories in 2005 were $593.5 million, up $25.7 million or 4.5% from publication sales of $567.8 million in 2004. Publication sales from AT&T-branded directories in 2005 were $433.4 million, down $12.5 million or 2.8% from publication sales of $445.9 million in 2004. The increase in Sprint-branded publication sales resulted from continued strong customer renewal rates, increased spending by existing advertisers and increased new business in many of our Sprint markets for directories published in 2005. The decrease in AT&T-branded publication sales is primarily attributable to lower customer renewals as a result of ongoing efforts to improve the strength of our brand, including realignment of our directories and improvement in credit quality of our customer base. Publication sales are a non-GAAP measure for which the most comparable GAAP measure is net revenue. A reconciliation of publication sales to net revenue reported in accordance with GAAP is presented below:

	For the Years Ended December 31,
	2005	2004
	(Amounts in millions)

Publication sales — Sprint-branded directories	$593.5	$567.8
Publication sales — Sprint-branded directories — percentage change over prior year	4.5%	—
Adjustments for changes in directory publication date(s)	—	(0.6)

Publication sales disclosed in December 31, 2004 Form 10-K		567.2
Publication sales — AT&T-branded directories	433.4	445.9
Publication sales — AT&T-branded directories — percentage change over prior year	(2.8%)	—
Adjustments for changes in directory publication date(s)		17.3

Publication sales disclosed in December 31, 2004 Form 10-K		463.2
Less pre-acquisition publication sales for AT&T-branded directories not recognized as revenue in current period due to purchase accounting	—	(277.3)
Less current period publication sales for Sprint-branded directories not recognized as revenue in current period due to the deferral method of accounting	(230.3)	(221.0)
Less current period publication sales for AT&T-branded directories not recognized as revenue in current period due to the deferral method of accounting	(225.6)	(158.4)
Plus net revenue reported in the period for publication sales from prior periods, for Sprint-branded directories	216.3	209.3
Plus net revenue reported in the period for publication sales from prior periods, for AT&T-branded directories	158.3	—

Net directory advertising revenue	945.6	583.0
Pre-press publishing revenue	—	13.0
Other revenue	11.0	7.1

Net revenue — GAAP	$956.6	$603.1

Year Ended December 31, 2004 compared to the Year Ended December 31, 2003

Factors Affecting Comparability

Acquisitions

As a result of the AT&T Directory Acquisition and the SPA Acquisition, the related financings and associated purchase accounting, our 2004 reported GAAP results are not comparable to our 2003 reported GAAP results. Additionally, these considerations with respect to the AT&T Directory Acquisition will also affect the comparability of our 2004 and 2005 reported GAAP results. Under the deferral and amortization method of revenue recognition, the billable value of directories published is recognized as revenue in subsequent reporting periods. However, purchase accounting precluded us from recognizing directory revenue and certain expenses associated with directories that published prior to each acquisition, including all directories published in the month each acquisition was completed. Thus, our reported 2004 and 2003 GAAP results are not indicative of our underlying operating and financial performance. Accordingly, management is presenting adjusted pro forma information that, among other things, eliminates the purchase accounting impact on revenue and expenses for each acquisition and assumes the AT&T Directory Acquisition and related financing occurred at the beginning of 2003. Management believes that the presentation of this adjusted pro forma information will help financial statement users better and more easily compare current period underlying operating results against what the combined company performance would more likely have been in the comparable prior period. All of the adjusted pro forma amounts disclosed under the caption “Adjusted Pro Forma Amounts and Other Non-GAAP Measures” or elsewhere are non-GAAP measures, which are reconciled to the most comparable GAAP measures under that caption below. While we believe the adjusted pro forma results reasonably represent results as if the businesses had been combined for the full years 2003 and 2004, because of differences in the application of accounting policies and practices between the Company and the acquired entities, management does not believe these adjusted pro forma amounts are strictly comparable, nor are they necessarily indicative of results for future periods.

Before the AT&T Directory Acquisition, we reported our 50% share of DonTech net income as partnership income in our consolidated statement of operations. Partnership income also included revenue participation income from AT&T. Revenue participation income was based on DonTech advertising sales and was recognized when a sales contract was executed with a customer. Upon the AT&T Directory Acquisition, AT&T ceased paying us revenue participation income, we consolidate all net profits of DonTech and we eliminated our partnership investment. Consequently, commencing on September 1, 2004, we no longer report partnership income. During 2003 and in 2004 until the AT&T Directory Acquisition, we earned revenue from pre-press publishing and other ancillary services related to the AT&T Directory Business and we continued to report partnership income from our investment in DonTech.

Relocation and Integration Charges

Our 2004 expenses include $7.3 million related to the relocation of our corporate offices to Cary, North Carolina, $2.5 million related to the acquisition and integration of the AT&T Directory Business, and $1.1 million for sales offices relocation expenses related to the SPA Acquisition.

Our 2003 expenses include severance and move-related charges of $7.3 million relating to the relocation of our corporate offices to Cary, North Carolina and $7.6 million for the consolidation of our publishing and technology operations, sales offices and administrative staff in connection with the SPA Acquisition.

GAAP Reported Results

Net Revenue

The components of our net revenue in 2004 and 2003 were as follows:

	For the Years Ended December 31,
	2004	2003	$ Change
	(Amounts in millions)

Gross directory advertising revenue	$589.5	$233.9	$355.6
Sales allowances	(6.5)	(2.3)	(4.2)

Net directory advertising revenue	$583.0	$231.6	$351.4
Pre-press publishing and application service fees	13.0	22.2	(9.2)
Other revenue	7.1	2.6	4.5

Total	$603.1	$256.4	$346.7

Following the AT&T Directory Acquisition, substantially all of our revenue is derived from our directory publishing business. Before the AT&T Directory Acquisition, DonTech was accounted for under the equity method. Our directory advertising revenue is earned primarily from the sale of advertising in the yellow pages directories we publish, net of sales allowances. Revenue from directory advertising sales is recognized under the deferral and amortization method, whereby revenue from advertising sales is initially deferred when the directory is published and recognized ratably over the directory’s life, which is typically 12 months. Before the AT&T Directory Acquisition, we also earned pre-press publishing fees with respect to services we rendered on behalf of AT&T for the AT&T-branded directories we now publish. These fees were, and other income is, recognized when earned.

Total net revenue in 2004 was $603.1 million compared to $256.4 million in 2003. The primary increase in total net revenue in 2004 is a result of purchase accounting related to the SPA Acquisition that adversely impacted 2003 results. Due to purchase accounting, directory revenue for the year ended December 31, 2003 excluded the amortization of the publication sales for Sprint-branded directories published before February 2003 under the deferral and amortization method totaling $315.9 million that would have been reported during 2003 absent purchase accounting. Total revenue in 2004 also includes $29.1 million of net revenue from the AT&T-branded directories we published following the AT&T Directory Acquisition. While purchase accounting related to the AT&T Directory Acquisition also negatively impacted 2004 results, because that transaction closed on September 1, 2004, its impact was not as material to 2004 results as purchase accounting related to the SPA Acquisition was to 2003 results. Purchase accounting related to the AT&T Directory Acquisition will continue to adversely impact reported revenue through 2005. Additionally, we expect net revenue in 2005 to be significantly higher than in 2004 due to a full year of results from the acquired AT&T Directory Business.

Revenue from pre-press publishing and sales-related computer application services in 2004 was $13.0 million compared to $22.2 million in 2003. The decrease in pre-press publishing fees is a result of the Company no longer providing such services to AT&T following the AT&T Directory Acquisition. We now support internally the AT&T-branded directories we publish. Additionally, pre-press publishing fees in 2003 totaling $2.5 million reflect fees earned from a third party pre-press publishing contract for which we ceased providing services in the first half of 2003. There was no comparable revenue earned in 2004.

Other revenue includes late fees paid on outstanding customer balances, commissions earned on sales contracts with respect to advertising placed into other publishers’ directories, sales of directories and certain other products and fees from telephone companies for publishing their information pages. The increase in other revenue is primarily due to the AT&T Directory Acquisition.

Expenses

The components of our total expenses for 2004 and 2003 were as follows:

	For the Years Ended December 31,
	2004	2003	$ Change
	(Amounts in millions)

Operating expenses	$263.2	$159.2	$104.0
G&A expenses	59.5	53.0	6.5
D&A expense	66.6	65.8	0.8

Total	$389.3	$278.0	$111.3

Substantially all expenses are derived from our directory publishing business. Before the AT&T Directory Acquisition, DonTech was accounted for under the equity method. We began recognizing expenses related to the AT&T Directory Business on September 1, 2004. Certain costs directly related to the selling and production of directories are initially deferred and recognized ratably over the life of the directory. These costs include sales commissions and print, paper and initial distribution costs. All of other expenses are recognized as incurred.

Operating Expenses

Total operating expenses in 2004 were $263.2 million compared to $159.2 million in 2003. The primary components of the $104.0 million increase in operating expenses in 2004, compared to 2003, were as follows:

Change
(Amounts
in millions)

2003 expenses excluded from GAAP results due to SPA purchase accounting	$74.5
Increased 2004 sales, manufacturing and other expenses related to the acquired AT&T Directory Business	24.2
Cost uplift in 2004 from the AT&T transaction	14.2
Increased 2004 sales expenses due to improved SPA sales performance	5.4
Increased marketing and advertising expenses	3.3
Decreased 2004 publishing and information technology costs due to SPA integration actions taken in 2003	(10.0)
Difference between cost uplift in 2004 compared to 2003 from the SPA transaction	(7.6)

Total 2004 increase in operating expenses, compared to 2003	$104.0

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

In 2004, operating expenses were also impacted by the AT&T transaction. As a result of the AT&T Directory Acquisition completed on September 1, 2004, we incurred incremental selling, manufacturing and indirect expenses of approximately $24.2 million in the last four months of 2004 to support the operations of the newly acquired business. While purchase accounting related to the AT&T Directory Acquisition also impacted 2004 results, because the transaction closed on September 1, 2004, its impact was not as material to 2004 results as purchase accounting related to the SPA Acquisition was to 2003 results.

As a result of purchase accounting required by GAAP, we recorded the deferred directory costs related to directories that were scheduled to publish subsequent to the SPA Acquisition and AT&T Directory Acquisition, at their fair value, determined as (a) the estimated billable value of the published directory less (b) the expected costs to complete the directories, plus (c) a normal profit margin. We refer to this purchase accounting entry as “cost uplift.” The fair value of these costs in 2004 was determined to be $81.3 million and $14.8 million for the AT&T Directory Acquisition and the SPA Acquisition, respectively. These costs are amortized as operating expenses over the terms of the applicable directories and such amortization totaled $14.2 million in 2004 related to the AT&T Directory Acquisition. For the SPA Acquisition, we amortized $3.6 million of cost uplift in 2004. This compares to $11.2 million in 2003 related to the SPA Acquisition, or a decrease of $7.6 million in the year ended December 31, 2004.

In 2004, we also incurred approximately $5.4 million in additional selling expenses, compared to 2003, due to the improved sales results in the SPA markets. The additional expenses primarily included commissions, sales person costs, and sales management costs. In 2004, we incurred additional marketing and advertising costs of $3.3 million, compared to 2003, to support both the SPA and AT&T businesses. Advertising expense for the year ended December 31, 2004 includes $1.1 million of advertising costs that pertain to 2003.

Partially offsetting these cost increases, net publishing and information technology costs were lower by approximately $10.0 million in 2004, primarily due to the elimination of duplicate facility and associated operational costs resulting from the integration of the SPA Acquisition. The majority of these duplicative costs were eliminated in the second half of 2003.

Purchase accounting resulting from the AT&T Directory Business will continue to impact reported expenses in 2005. We expect operating expenses in 2005 to be significantly higher than in 2004 due to a full year of results from the acquired AT&T Directory Business.

General and Administrative Expenses

General and administrative (“G&A”) expenses in 2004 were $59.5 million compared to $53.0 million in 2003, or an increase of $6.5 million. The primary components of the $6.5 million increase in G&A expenses in 2004, compared to 2003, were as follows:

Change
(Amounts
in millions)

Increased billing, credit and collection expenses related to the acquired AT&T Directory Business	$3.2
Other increased 2004 G&A expenses, primarily related to the acquired AT&T Directory Business	4.0
Expenses related to Sarbanes-Oxley compliance in 2004	1.9
All other net changes to G&A expenses	1.1
Decreased G&A expenses in 2004 for relocation, severance and integration expenses related to the SPA and AT&T acquisitions and the corporate headquarters relocation	(3.7)

Total 2004 increase in G&A, compared to 2003	$6.5

The $6.5 million increase in G&A expenses was primary impacted by $7.2 million of incremental G&A expense to support the acquired AT&T Directory Business. This consisted of increased billing, credit and collection expenses of $3.2 million and $4.0 million of other G&A expenses, including financial services, human resources and administration services. G&A expenses were also impacted by $1.9 million of costs related to compliance with Sarbanes-Oxley initiatives for which there were no comparable expenses in 2003. These increases were offset by $3.7 million lower severance and relocation expenses associated with the SPA and AT&T Directory Acquisitions and expenses related to the relocation of the Company’s corporate headquarters in 2004 compared to 2003. We recorded $7.0 million of expenses in 2004 related to the relocation of our corporate offices to Cary, North Carolina, compared to $7.3 million in 2003. In 2004, G&A expenses also included $2.5 million of acquisition and integration-related costs from the AT&T transaction. More than offsetting those increased costs, 2003 included a $7.0 million charge related to the shutdown of duplicative facilities resulting from the SPA Acquisition, compared to similar charges of only $1.1 million in 2004 related to the relocation of Sprint sales offices.

We expect G&A expenses in 2005 to be significantly higher than 2004 due to a full year of results from the acquired AT&T Directory Business.

Depreciation and Amortization

Depreciation and amortization (“D&A”) in 2004 was $66.6 million compared to $65.8 million in 2003. Amortization of intangible assets was $57.3 million in 2004 compared to $49.8 million in 2003. The increase in amortization expense is due to the increase in intangible assets resulting from the AT&T Directory Acquisition. We expect amortization expense in 2005 to be significantly higher than 2004 due to a full year impact related to the intangible assets acquired in connection with the AT&T Directory Acquisition. Depreciation of fixed assets and amortization of computer software was $9.3 million in 2004 compared to $16.0 million in 2003. This decrease is primarily due to the acceleration of depreciation on certain fixed assets and computer software acquired in connection with the SPA Acquisition in 2003.

Partnership Income

In 2004 and 2003, partnership income related to our 50% share of the net income of DonTech (accounted for under the equity method) and revenue participation income from AT&T. As a sales agent for AT&T, DonTech earned commission revenue based on the annual value of local sales contracts executed during the period (“calendar sales”). We also earned revenue participation income from AT&T based on the amount of DonTech calendar sales during the period. As a result of the AT&T Directory Acquisition, AT&T ceased paying us revenue participation income and we now consolidate all net profits in DonTech. Thus, the DonTech partnership investment was eliminated. Accordingly, commencing on September 1, 2004, we no longer report partnership income. Partnership income was $78.0 million in 2004, as compared to $114.1 million in 2003. The decrease in partnership income in 2004 is primarily a result of no longer recognizing partnership income following the AT&T Directory Acquisition.

Operating Income

As a result of the AT&T Directory Acquisition, the Company now has one operating segment. Management views and evaluates this one segment as the sole source of EBITDA and operating income for the Company and does not need to allocate resources among different segments.

Operating income for 2004 and 2003 was as follows:

	For the Years Ended December 31,
	2004	2003	$ Change
	(Amounts in millions)

Total	$291.7	$92.5	$199.2

Operating income in 2004 of $291.7 million increased by $199.2 million from operating income of $92.5 million in 2003. The increase was due primarily to the effects of the SPA Acquisition and related purchase accounting on our revenues and expenses, as described above. Net revenue in 2003 of $256.4 primarily resulting from the SPA Acquisition, was more than offset by the operating expenses in 2003 of $278.0 million, also primarily as a result of the SPA Acquisition. The primary reason that our costs relating to the acquired SPA Business increased more than our revenue in 2003 is because while all directory advertising revenue is deferred under our deferral and amortization method, only a portion of total costs related to publication of the directories are deferred under the deferral and amortization method. Therefore, under purchase accounting, when the entire balance of deferred revenue and deferred directory costs were eliminated at the time of the SPA Acquisition, it had a disproportionately higher impact on revenue than on expenses. Accordingly, after the adjustments required by purchase accounting, operating expenses in 2003 were disproportionately higher than the related revenue. If the effects of purchase accounting were eliminated, adjusted operating income in 2003 would have been substantially higher and relatively proportional to 2003 net revenues. See “Adjusted Pro Forma Amounts and Other Non-GAAP Measures” below. Additionally, for the reasons described above, partnership income decreased by $36.1 million in 2004.

While purchase accounting related to the AT&T Directory Acquisition also negatively impacted 2004 results, because that transaction closed on September 1, 2004, its impact was not as material to 2004 results as purchase accounting related to the SPA Acquisition was to 2003 results. Purchase accounting from the AT&T Directory Acquisition will continue to adversely impact reported results through 2005. Additionally, we expect operating income to be significantly higher in 2005 than in 2004 due to a full year of results from the acquired AT&T Directory Business.

Interest Expense, Net

Net interest expense in 2004 was $175.5 million compared to $180.0 million in 2003. The decrease in net interest expense of $4.5 million is a result of lower outstanding debt balances in the first eight months of 2004 combined with lower interest rates in most of 2004 than in 2003. This was partially offset by the substantial increase in debt incurred in connection with the AT&T Directory Acquisition on September 1, 2004. The impact of interest expense associated with the additional borrowings used to finance the AT&T Directory

Acquisition is expected to be greater in 2005 due to the impact of such additional borrowings for the entire period. Interest expense in 2004 also includes a $1.2 million charge resulting from the redemption in 2004 of the remaining 9.125% Senior Subordinated Notes due 2008. See “Liquidity and Capital Resources” for a further description of our debt obligations and the provisions of the related debt instruments. Net interest expense for 2004 includes $13.6 million of non-cash amortization of deferred financing costs, compared to $15.0 million of non-cash amortization of deferred financing costs in 2003.

Other Income (Expense), Net

In December 2002, a charge of $1.5 million was recorded to reclassify to earnings the cumulative change in the fair value of a swap that was previously recognized in accumulated other comprehensive loss on the balance sheet, due to the loss of hedge accounting treatment. In 2003, we recognized a corresponding gain of $1.5 million as the swap matured in June 2003. See Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” for additional information about our interest rate swap agreements.

Provision (Benefit) for Income Taxes

The 2004 provision for income taxes of $45.9 million was comprised of a current tax benefit of $25.6 million and a deferred tax provision of $71.5 million. The 2004 current tax benefit was based on an effective tax rate of 39.5% and net operating losses of approximately $72.4 million related to tax deductions in connection with the SPA Acquisition and the AT&T Directory Acquisition. The 2004 deferred tax provision of $71.5 million was primarily related to the difference in amortization expense recorded for tax purposes compared to book purposes with respect to the intangible assets acquired in connection with the SPA Acquisition and the AT&T Directory Acquisition. The federal net operating loss carryforward of approximately $73.4 million will begin to expire in 2023, and the state net operating loss carryforwards of approximately $249.0 million will begin to expire in 2008.

The 2003 tax benefit of $36.0 million was comprised of a current tax provision $4.2 million and a deferred tax benefit of $40.2 million. The 2003 tax benefit of $36.0 million was based on an effective tax rate of 41.8% and net operating losses of approximately $176.0 million related to tax deductions in connection with the SPA Acquisition. The 2003 deferred tax benefit was primarily related to the tax benefit recognized with respect to a tax net operating loss generated in 2003 partially offset by a deferred tax provision related to the difference in amortization recorded for tax purposes compared to book purposes with respect to intangible assets acquired in connection with the SPA Acquisition.

Net Income (Loss), Income (Loss) Available to Common Shareholders and Earnings (Loss) Per Share

Net income in 2004 was $70.3 million compared to net loss of $50.0 million in 2003. The results for 2003 were adversely affected by purchase accounting that precluded us from recognizing deferred revenue and certain expenses associated with those directories published prior to the SPA Acquisition, including all January 2003 published directories. While purchase accounting related to the AT&T Directory Acquisition also negatively impacted 2004 results, because that transaction closed on September 1, 2004, its impact was not as material to 2004 results as purchase accounting related to the SPA Acquisition was to 2003 results. Purchase accounting from the AT&T Directory Acquisition will continue to adversely impact reported results through 2005.

The dividend on our 8% Preferred Stock reduces net income or increases net loss, resulting in income (loss) available to common shareholders from which earnings (loss) per share amounts are calculated. The amount of the Preferred Stock dividend includes the stated 8% dividend, plus a deemed dividend for a BCF. The BCF is a function of the conversion price of the Preferred Stock, the fair value of the related warrants issued with the Preferred Stock and the fair market value of the underlying common stock on the date of issuance of the Preferred Stock. In connection with the issuance of our Preferred Stock and each subsequent quarterly accrued dividend, a BCF has been recorded because the fair value of the underlying common stock at the time of issuance of the Preferred Stock was greater than the conversion price of the Preferred Stock. The full amount of the BCF is treated as a deemed dividend because the Preferred Stock was convertible into common stock immediately after issuance in January 2003. The Preferred Stock dividend in 2004 and 2003 of

$21.8 million and $58.4 million, respectively, consisted of the stated 8% dividend of $17.9 million and $16.5 million, respectively, and a BCF of $3.9 million and $41.9 million, respectively. The BCF recorded in 2003 was more significant than BCF amounts recorded in subsequent periods, reflecting the issuance of the Preferred Stock and related warrants in January 2003. The resulting income (loss) available to common shareholders was $48.5 million in 2004 as compared to $(108.4) million in 2003.

In March 2004, the EITF reached a final consensus on EITF Issue No. 03-6, Participating Securities and the Two — Class Method under FASB Statement 128 (“EITF 03-6”), which established standards regarding the computation of EPS by companies that have issued securities other than common stock that contractually entitle the holder to participate in dividends and earnings of the company. EITF 03-6 was effective for interim periods ending June 30, 2004 for calendar year companies. We adopted the provisions of EITF 03-6 during the first quarter of 2004. EITF 03-6 requires earnings available to common shareholders for the period, after deduction of preferred stock dividends, to be allocated between the common and preferred shareholders based on their respective rights to receive dividends. Basic EPS is then calculated by dividing income (loss) allocable to common shareholders by the weighted average number of shares outstanding. EITF 03-6 does not require the presentation of basic and diluted EPS for securities other than common stock; therefore, the following EPS amounts only pertain to our common stock.

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

	For the Years Ended
	December 31,
	2004	2003

Basic EPS — Two-Class Method
Income (loss) available to common shareholders	$48,521	$(108,350)
Amount allocable to common shareholders(1)	77%	100%

Income (loss) allocable to common shareholders	37,361	(108,350)
Weighted average common shares outstanding	31,268	30,683

Basic earnings (loss) per share — two-class method(3)	$1.19	$(3.53)

Diluted EPS
Income (loss) available to common shareholders	$48,521	$(108,350)
Amount allocable to common shares(1)	77%	100%

Income (loss) allocable to common shareholders	37,361	(108,350)
Weighted average common shares outstanding	31,268	30,683
Dilutive effect of stock options(2)	1,348	—
Dilutive effect of Preferred Stock assuming conversion(2)	—	—

Weighted average diluted shares outstanding	32,616	30,683

Diluted earnings (loss) per share	$1.15	$(3.53)

(1)	31,268 / (31,268 + 9,483) for the year ended December 31, 2004. In computing basic EPS using the two-class method, we have not allocated the loss available to common shareholders in the year ended December 31, 2003 between common and preferred shareholders since the preferred shareholders do not have a contractual obligation to share in the net loss.

(2)	934 stock options in 2003 and the assumed conversion of the Preferred Stock into 9,767 and 9,023 shares of our common stock in 2004 and 2003, respectively, were anti-dilutive and therefore are not included in the calculation of diluted EPS.

Adjusted Pro Forma Amounts and Other Non-GAAP Measures

As a result of the AT&T Directory Acquisition and the SPA Acquisition, the related financings and associated purchase accounting, our 2004 reported GAAP results are not comparable to our 2003 reported GAAP results. Under the deferral and amortization method of revenue recognition, the billable value of directories published is recognized as revenue in subsequent reporting periods. However, purchase accounting precluded us from recognizing directory revenue and certain expenses associated with directories that published prior to each acquisition, including all directories published in the month each acquisition was completed. Thus, our reported 2004 and 2003 GAAP results are not indicative of our underlying operating and financial performance. Accordingly, management is presenting adjusted pro forma information that, among other things, eliminates the purchase accounting impact on revenue and expenses for each acquisition and assumes the AT&T Directory Acquisition and related financing occurred at the beginning of 2003. Management believes that the presentation of this adjusted pro forma information will help financial statement users better and more easily compare current period underlying operating results against what the combined company performance would more likely have been in the comparable prior period. All of the adjusted pro forma amounts disclosed below or elsewhere are non-GAAP measures, which are reconciled to the most comparable GAAP measures below. While we believe the adjusted pro forma results reasonably represent results as if the businesses had been combined for the full years 2003 and 2004, because of differences in the application of accounting policies and practices between the Company and the acquired entities, management does not believe these adjusted pro forma amounts are strictly comparable, nor are they necessarily indicative of results for future periods.

	Twelve Months Ended December 31, 2004
		Adjustments
	Reported	AT&T Directory		SPA		Adjusted
	GAAP	Acquisition		Acquisition		Pro Forma
	(Amounts in millions)

Net revenue	$603.1	$429.7	(1)	$1.1	(5)	$1,033.9
Expenses, other than depreciation and amortization	322.8	98.0	(2)	(3.6	)(6)	417.2
Depreciation and amortization	66.6	18.8	(3)	—		85.4
Partnership income	78.0	(78.0	)(4)	—		—

Operating income	$291.7	$234.9		$4.7		$531.3

	Twelve Months Ended December 31, 2003
		Adjustments
	Reported	AT&T Directory		SPA		Adjusted
	GAAP	Acquisition		Acquisition		Pro Forma
	(Amount in millions)

Net revenue	$256.4	$460.5	(1)	$315.9	(5)	$1,032.8
Expenses, other than depreciation and amortization	212.2	157.1	(2)	63.3	(6)	432.6
Depreciation and amortization	65.8	29.6	(3)	—		95.4
Partnership income	114.1	(114.1	)(4)	—		—

Operating income	$92.5	$159.7		$252.6		$504.8

(1)	Represents revenue for AT&T-branded directories that published prior to the AT&T Directory Acquisition, plus all September 2004 published directories, which would have been recognized during the period had it not been for purchase accounting required under GAAP.

(2)	Represents (a) expenses for AT&T-branded directories that published prior to the AT&T Directory Acquisition, plus all September 2004 published directories, which would have been recognized during the period had it not been for purchase accounting required under GAAP, (b) DonTech’s selling and operational expenses prior to September 1, 2004, which were eliminated in consolidation upon the AT&T Directory

Acquisition, and (c) certain differences in the application of accounting policies and practices between RHD and the acquired entities. Additionally, as a result of purchase accounting, we recorded the deferred directory costs related to directories that were scheduled to publish subsequent to the AT&T Directory Acquisition at their fair value. The impact of such costs has also been removed.

(3)	Represents the additional depreciation and amortization expense related to the tangible and identifiable intangible assets acquired in the AT&T Directory Acquisition over their estimated useful lives.

(4)	Represents the elimination of equity accounting used to account for RHD’s 50% ownership in DonTech and the revenue participation income from AT&T recognized prior to the AT&T Directory Acquisition.

(5)	Represents revenue for Sprint-branded directories that published prior to the SPA Acquisition, plus all January 2003 published directories, which would have been recognized during the period had it not been for purchase accounting required under GAAP.

(6)	Represents expenses for Sprint-branded directories that published prior to the SPA Acquisition, plus all January 2003 published directories, which would have been recognized during the period had it not been for purchase accounting required under GAAP. Also includes the effect of differences in the application of accounting policies and practices between legacy SPA and the Company. Additionally, as a result of purchase accounting, we recorded the deferred directory costs related to directories that were scheduled to publish subsequent to the SPA Acquisition at their fair value. The impact of such costs has also been removed.

2004 Adjusted Pro Forma Revenue Compared to 2003 Adjusted Pro Forma Revenue

The components of 2004 adjusted pro forma revenue and 2003 adjusted pro forma revenue are as follows:

2004

	Reported	AT&T Directory		SPA		Adjusted
	GAAP	Acquisition		Acquisition		Pro Forma

Gross directory advertising revenue	$589.5	$437.6	(1)	$1.1	(4)	$1,028.2
Sales claims and allowances	(6.5)	(1.1	)(1)	—		(7.6)

Net directory advertising revenue	583.0	436.5		1.1		1,020.6
Pre-press publishing fees	13.0	(13.0	)(2)	—		—
Other revenue	7.1	6.2	(3)	—		13.3

Net revenue	$603.1	$429.7		$1.1		$1,033.9

2003

	Reported	AT&T Directory		SPA		Adjusted
	GAAP	Acquisition		Acquisition		Pro Forma

Gross directory advertising revenue	$233.9	$480.1	(1)	$319.4	(4)	$1,033.4
Sales claims and allowances	(2.3)	(4.2	)(1)	(3.5	)(4)	(10.0)

Net directory advertising revenue	231.6	475.9		315.9		1,023.4
Pre-press publishing fees	22.2	(22.2	)(2)	—		—
Other revenue	2.6	6.8	(3)	—		9.4

Net revenue	$256.4	$460.5		$315.9		$1,032.8

(1)	Represents gross revenue and sales claims and allowances for directories that published prior to the AT&T-branded Directory Acquisition, plus all September 2004 published directories, which would have been recognized during the period had it not been for purchase accounting required under GAAP.

(2)	Represents the elimination of pre-press publishing fees reported prior to the AT&T Directory Acquisition, which were eliminated in consolidation upon the AT&T Directory Acquisition.

(3)	Represents other revenue, primarily consisting of commissions earned on sales contracts published into other publishers’ directories and other yellow pages Internet-based advertising and other product revenue recognized as earned.

(4)	Represents gross revenue and sales claims and allowances for Sprint-branded directories that published prior to the SPA Acquisition, plus all January 2003 published directories, which would have been recognized during the period had it not been for purchase accounting required under GAAP.

Total adjusted pro forma net revenue in 2004 was $1,033.9 million, an increase of $1.1 million or 0.1% from adjusted pro forma net revenue of $1,032.8 million in 2003. Under the deferral and amortization method of revenue recognition, revenue from directory advertising sales is initially deferred when a directory is published and recognized ratably over the life of the directory, which is typically 12 months. The modest decrease in adjusted gross directory advertising revenue is a result of higher revenue from Sprint directories, particularly in Nevada and Florida, offset by a decline in revenue from the AT&T directories due to the past declines in publication sales amortizing to revenue in current periods. Due to the deferral and amortization method, from the billable value of published directories are amortized to revenue over the life of the directory, which delays recognition of publication sales as recorded revenue on a GAAP basis. The reduction in sales claims and allowances is primarily the result of a $2.0 million favorable reduction of claims allowances recognized by AT&T prior to the AT&T Directory Acquisition due to improved experience.

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

Change
(Amounts
in millions)

Favorable adjustments of 2004 bad debt expense for AT&T-branded directories compared to 2003	$(10.0)
Favorable adjustments of 2004 bad debt expense for Sprint-branded directories compared to 2003	(2.1)
Decreased 2004 publishing and information technology costs due to SPA integration actions taken in 2003	(10.0)
Allocations of corporate expenses by AT&T included in 2003 adjusted pro forma expenses, but not included in 2004 adjusted pro forma expenses due to the AT&T Directory Acquisition	(8.4)
Decreased G&A expenses in 2004 for relocation, severance and integration expenses related to the SPA and AT&T acquisitions and the corporate headquarters relocation	(3.7)
Decreased print and paper costs in 2004 for AT&T-branded directories compared to 2003	(1.9)
Net impact on 2003 adjusted pro forma expenses of the elimination of sales agency expense	13.4
Increased 2004 adjusted pro forma sales expenses due to improved SPA sales performance	5.4
Increased expenses related to Sarbanes-Oxley compliance in 2004	1.9

Total 2004 decrease in adjusted pro forma expenses, compared to 2003, excluding depreciation and amortization	$(15.4)

Adjusted pro forma bad debt expense was $12.1 million lower than in 2003 due primarily to improved collections experience relating to the AT&T-branded directories of $10.0 million combined with $2.1 million of additional favorable adjustments to Sprint-branded directories, when compared to 2003. Publishing and information technology costs were $10.0 million lower in 2004 primarily due to the elimination of duplicate facilities and associated operational costs in 2003 resulting from the integration of the SPA Acquisition. Additionally, in 2003 the AT&T Directory Business recorded $8.4 million of allocations for corporate-related administration costs that are not included in 2004 expenses due to the AT&T Directory Acquisition. Print and paper costs for AT&T-branded directories were $1.9 million lower in 2004, compared to 2003, due to lower print volumes.

Adjusted pro forma expenses for relocation, severance and integration costs were $3.7 million lower in 2004 compared to 2003. Adjusted pro forma expenses in 2004 included $7.0 million related to the relocation of our corporate offices to Cary, North Carolina, compared to $7.3 million in 2003. 2004 adjusted pro forma expenses also included $2.5 million of acquisition and integration-related costs from the AT&T transaction. More than offsetting those increased costs, 2003 adjusted pro forma expenses included a $7.0 million charge related to the shutdown of duplicative facilities that resulted from the SPA Acquisition, compared to similar charges of only $1.1 million in 2004 related to the relocation of Sprint sales offices.

Offsetting these lower 2004 expenses is a $13.4 million adjustment resulting in lower operating expense in 2003, compared to 2004, due to the elimination in our consolidated adjusted pro forma results of sales agency expense paid by AT&T that DonTech recorded as revenue. AT&T deferred this expense and recognized it over the life of the publications to which it related. DonTech recorded the revenue as period revenue. The resulting timing difference is due to different accounting treatment between AT&T and DonTech and resulted in a net reduction of 2003 operating expense of $13.4 million to eliminate the sales agency expense from pro forma adjusted expenses. Additionally, 2004 adjusted pro forma sales expenses were $5.4 million higher than 2003, primarily due to better sales performance of the Sprint directories in certain larger markets. Sarbanes-Oxley compliance during 2004 also resulted in approximately $1.9 million of expenses, with no corresponding expense in 2003.

We expect adjusted operating and G&A expenses to be higher in 2005 than adjusted pro forma operating and G&A expenses in 2004 due to increased investments in online directories and other digital initiatives and increased advertising and promotional activities in Illinois.

Adjusted pro forma D&A in 2004 was $85.4 million compared to $95.4 million in 2003. Depreciation of fixed assets and amortization of computer software was lower in 2004 by $6.6 million due to the acceleration of depreciation on certain fixed assets and computer software acquired in connection with the SPA Acquisition in 2003.

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

Publication sales from Sprint-branded directories in 2004 were $567.2 million, up $14.7 million or 2.7% from publication sales of $552.5 million in 2003. Publication sales from AT&T-branded directories in 2004 were $463.2 million, down 2.1% from publication sales of $473.1 million in 2003. The increase in Sprint-branded publication sales resulted from higher recurring advertising in our major Sprint markets for directories published in 2004. These results were partially offset by weaker performance in certain smaller Sprint markets.

The decrease in AT&T-branded publication sales resulted from continued softness in the Chicago area economy and less-than-optimal execution and investment in the AT&T Directory Business as a result of the DonTech structure prior to the AT&T Directory Acquisition. Due to the timing of the sales campaign cycles that determine publication sales, substantially all 2004 AT&T-branded publication sales, and a substantial portion of first quarter 2005 AT&T-branded publication sales, were completed prior to the AT&T Directory Acquisition. Publication sales are a non-GAAP measure for which the most comparable GAAP measure is net revenue. A reconciliation of publication sales to net revenue reported in accordance with GAAP is presented below:

	For the Years Ended
	December 31,
	2004	2003
	(Amounts in millions)

Publication sales — Sprint-branded directories	$567.2	$552.5
Publication sales — Sprint-branded directories — percentage change over prior year	2.7%
Adjustments for changes in directory publication date(s)		(4.3)

Publication sales previously disclosed		548.2
Publication sales — AT&T-branded directories	463.2	473.1
Publication sales — AT&T-branded directories — percentage change over prior year	(2.1%)
Less pre-acquisition publication sales for Sprint-branded directories not recognized as revenue in the current period due to purchase accounting		(102.4)
Less pre-acquisition publication sales for AT&T-branded directories not recognized as revenue in current period due to purchase accounting	(277.3)	(473.1)
Less current period publication sales for Sprint-branded directories not recognized as revenue in current period due to the deferral method of accounting	(221.0)	(214.2)
Less current period publication sales for AT&T-branded directories not recognized as revenue in current period due to the deferral method of accounting	(158.4)	—
Plus net revenue reported in the period for publication sales from prior periods	209.3	—

Net directory advertising revenue on above publication sales	583.0	231.6
Pre-press publishing revenue	13.0	22.2
Other revenue	7.1	2.6

Net revenue — GAAP	$603.1	$256.4

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2005, our Credit Facility consists of a $313.4 million Term Loan A-2, a $116.0 million Term Loan A-3, a $1,429.5 million Term Loan D, a $350.0 million Term Loan D-1 and a $175.0 million Revolving Credit Facility (the “Revolver”) for an aggregate Credit Facility of $2,383.9 million. All Term Loans require quarterly principal and interest payments. The Credit Facility provides for a new Term Loan C for potential borrowings up to $400 million, such proceeds, if borrowed, to be used to fund acquisitions and for retirement of Notes (defined below). As of December 31, 2005, the outstanding balances of Term Loans A-2, A-3, D and D-1 were $284.6 million, $105.5 million, $1,425.8 million and $350.0 million, respectively and $5.0 million was outstanding under the Revolver. The Revolver, Term Loan A-2 and Term Loan A-3 mature in December 2009 and Term Loans D and D-1 mature in June 2011. The weighted average interest rate of outstanding debt under the Credit facility was 6.21% and 4.32% at December 31, 2005 and 2004, respectively. The increase in the weighted average interest rate primarily reflects the increase in the LIBOR rate during 2005.

As of December 31, 2005, our restated Credit Facility bears interest, at our option, at either:

•	The higher of (i) a base rate as determined by the Administrative Agent, Deutsche Bank Trust Company Americas, plus a 1.00% margin on the Revolver and Term Loan A-2 and a 0.75% margin on Term Loan A-3, Term Loan D and Term Loan D-1; and (ii) the Federal Funds Effective Rate (as defined) plus 0.50%, plus a 1.00% margin on the Revolver and Term Loan A-2 and a 0.75% margin on Term Loan A-3, Term Loan D and Term Loan D-1; or

•	LIBOR rate plus a 2.00% margin on the Revolver and Term Loan A-2, 1.75% margin on Term Loan A-3 and Term Loan D, and a 1.50% margin on Term Loan D-1. We may elect interest periods of 1, 2, 3, 6, 9 or 12 months for LIBOR borrowings.

The Credit Facility and the indentures governing the Notes (defined below) contain usual and customary negative covenants that, among other things, place limitations on our ability to (i) incur additional indebtedness, including capital leases and liens; (ii) pay dividends and repurchase our capital stock; (iii) enter into mergers, consolidations, acquisitions, asset dispositions and sale-leaseback transactions; (iv) make capital expenditures; (v) issue capital stock of our subsidiaries; and (vi) engage in transactions with our affiliates. The Credit Facility also contains financial covenants relating to maximum consolidated leverage, minimum interest coverage and maximum senior secured leverage as defined therein. Substantially all of our assets, including the capital stock of our subsidiaries, are pledged to collateralize our obligation under the Credit Facility and Senior Notes (defined below).

The effective interest rate on total outstanding debt, including the interest rate swaps, during the twelve months ended December 31, 2005 was 6.77%.

On September 1, 2004, in connection with the AT&T Directory Acquisition, we amended and restated our Credit Facility, which consisted of a $700 million Term Loan A-2, a $1,650 million Term Loan B-2 and a $175 million Revolver for an aggregate facility of $2,525 million.

On December 6, 2004, we amended our restated Credit Facility to accomplish the following objectives:

•	obtain more favorable pricing on our variable rate debt;

•	provide for a new Term Loan A-3 and a new Term Loan D, both replacing the Term Loan B-2;

•	adjust non-financial covenants to make them less restrictive for corporate operating flexibility and;

•	obtain consent to carve out designated additional debt from required mandatory prepayments.

On December 13, 2005, we amended our Credit Facility to accomplish the following objectives:

•	provide for a new $350 million Term Loan D-1 to fund the repurchase of the 8.875% Senior Notes due 2010 and pay transaction and prepayment costs;

•	adjust non-financial covenants to make them less restrictive for corporate operating flexibility and;

•	obtain consent for the Dex Media Merger and GS Repurchase.

In connection with the SPA Acquisition, we issued $325 million 8.875% Senior Notes due 2010 (“Senior Notes”) and $600 million 10.875% Senior Subordinated Notes due 2012 (“Subordinated Notes” and collectively with the Senior Notes, the “Notes”). Interest is paid on these Notes semi-annually on June 15 and December 15. On December 20, 2005, we repurchased through a tender offer and exit consent solicitation $317.1 million of the Senior Notes. We are considering, among other alternatives, redemption of the remaining $7.9 million Senior Notes in 2006. Proceeds from the Term Loan D-1 under our Credit Facility of $350 million were used to fund the repurchase, fund a call premium of $25.3 million and pay transaction costs. The partial repurchase of the Senior Notes has been accounted for as an extinguishment of debt and $32.7 million has been recorded as interest expense for the year ended December 31, 2005, consisting of the $25.3 million call premium and write-off of $7.4 million of unamortized deferred financing costs.

In a series of transactions related to the SPA Acquisition in November 2002 and January 2003, we issued through a private placement 200,604 shares of Preferred Stock and warrants to purchase 1,650,000 shares of our common stock to the GS Funds for gross proceeds of $200 million. Exercise prices related to the warrants range between $26.28 and $28.62, which are exercisable at any time during a five-year term.

The Preferred Stock, and any accrued and unpaid dividends, were convertible by the GS Funds into common stock at any time after issuance at a price of $24.05 per share and earned a cumulative dividend of 8% compounded quarterly. We could not pay cash dividends on the Preferred Stock through September 30, 2005, during which time the dividend accreted. As of December 31, 2005, no Preferred Stock dividends have been paid in cash to the GS Funds by the Company. On January 14, 2005, we repurchased 100,303 shares of our Preferred Stock from the GS Funds for $277.2 million in cash. In order to fund this repurchase, pay transaction costs and repay debt associated with our Credit Facility, on January 14, 2005, we issued $300 million of 6.875% Senior Notes (“Holdco Notes”). Interest is payable on the Holdco Notes semi-annually in arrears on January 15 and July 15 of each year, commencing July 15, 2005. The Holdco Notes are unsecured obligations of the Company and mature on January 15, 2013. In connection with the issuance of the Holdco Notes, we completed an exchange offer in June 2005.

On January 27, 2006 we repurchased the remaining 100,301 shares of our outstanding Preferred Stock from the GS Funds for $336.1 million in cash including accrued cash dividends and interest (the “GS Repurchase”) pursuant to the terms of the Stock Purchase and Support Agreement dated October 3, 2005.

In order to fund the cash portion of the Dex Media Merger, the GS Repurchase and to address other general corporate needs including the payment of fees and expenses, on January 27, 2006, we issued $365 million aggregate principal amount at maturity ($332.1 million gross proceeds) of 6.875% Series A-1 Senior Discount Notes due January 15, 2013, $660 million aggregate principal amount at maturity ($600.5 million gross proceeds) of 6.875% Series A-2 Senior Discount Notes due January 15, 2013 and $1,210 million principal amount of 8.875% Series A-3 Senior Notes due January 15, 2016. Interest is payable semi-annually on the Series A-1 and A-2 Senior Discount Notes and the Series A-3 Senior Notes.

The sources and uses of funds in connection with the Dex Media Merger and the GS Repurchase are summarized as follows:

(Dollars in thousands)

Sources:
New RHD Series A-1 Senior Discount Notes due 2013	$332,081
New RHD Series A-2 Senior Discount Notes due 2013	600,475
New RHD Series A-3 Senior Notes due 2016	1,210,000
Amended Dex Media West credit facility	453,000
Short-term interest income on Series A-2 Senior Discount Notes and Series A-3 Senior Notes(1)	836
Cash from balance sheet(2)	9,487

Total sources	$2,605,879

Uses:
Cash portion of the Dex Media Merger consideration	$1,861,111
GS Repurchase	336,122
Refinance Dex Media West 5.875% Senior notes due November 2011	300,000
Fees and expenses(3)	108,646

Total uses	$2,605,879

(1)	Represents short-term interest income on the Series A-2 Senior Discount Notes and Series A-3 Senior Notes from January 27, 2006 (the issuance date of the notes) through January 31, 2006 (the closing of the Dex Media Merger).

(2)	We used cash on hand of $9.5 million to fund a portion of (1) the Dex Media Merger and related financings and (2) the GS Repurchase and related financings.

(3)	Includes fees and expenses relating to (1) the Dex Media Merger and related financings and (2) the GS Repurchase and related financings.

Following the Dex Media Merger, Dex Media is a wholly owned subsidiary of RHD. Our primary source of liquidity will continue to be cash flow generated from operations as well as available borrowing capacity under our Revolver and the Dex Media Revolvers associated with Dex Media’s credit facilities. We expect that our primary liquidity requirements will be to fund operations and for debt service on our indebtedness, including Dex Media’s and its subsidiaries’ indebtedness. Our ability to meet our debt service requirements will be dependent on our ability to generate sufficient cash from operations and make additional borrowings under the combined company’s credit facilities. Our primary sources of cash flow will consist mainly of cash receipts from the sale of advertising in our yellow pages directories and can be impacted by, among other factors, general economic conditions, competition from other yellow pages directory publishers and other alternative products, consumer confidence and the level of demand for yellow pages advertising. We believe that cash flows from operations, along with borrowing capacity under our Revolver and Dex Media’s Revolvers, will be adequate to fund our operations and capital expenditures and to meet our debt service requirements for at least the next 12 to 24 months. However, we make no assurances that our business will generate sufficient cash flow from operations or that sufficient borrowing will be available under our Revolver and Dex Media’s Revolvers or Term Loan C to enable us to fund our operations, capital expenditures and meet all debt service requirements, pursue all of our strategic initiatives, or for other purposes.

As a result of the Dex Media Merger and in accordance with SFAS No. 141, Business Combinations (“SFAS No. 141”), we are required to record Dex Media’s consolidated outstanding debt at its fair value. The following table illustrates the book value and fair value of Dex Media’s consolidated outstanding debt as of January 31, 2006:

	Book Value at	Fair Value at
	January 31,	January 31,	Fair Value
	2006	2006	Adjustment

Dex Media Credit Facilities	$2,100.1	$2,100.1	$—
Dex Media Inc. 8% Senior Notes	500.0	512.5	12.5
Dex Media Inc. 9% Senior Discount Notes	598.8	629.3	30.5
Dex Media East 9.875% Senior Notes	450.0	484.3	34.3
Dex Media East 12.125% Senior Subordinated Notes	341.3	395.9	54.6
Dex Media West 8.5% Senior Notes	385.0	407.1	22.1
Dex Media West 5.875% Senior Notes	300.0	302.6	2.6
Dex Media West 9.875% Senior Subordinated Notes	761.8	840.8	79.0

Total Consolidated Outstanding Debt at January 31, 2006	$5,437.0	$5,672.6	$235.6

Primarily as a result of our business combinations and Preferred Stock repurchase transactions we have a significant amount of debt service. Aggregate outstanding debt as of December 31, 2005 and January 31, 2006 was $3,078.8 million and $10,889.1 million (including fair value adjustments required by purchase accounting of $235.6 million), respectively. The completion of the Dex Media Merger triggered change of control offers on all of the Dex Media outstanding notes, requiring us to make offers to repurchase the notes. As of March 1, 2006, $291.3 million of the 5.875% Senior Notes, $0.3 million of the 9.875% Dex West Senior Subordinated Notes, $0.1 million of the 9.875% Dex Media East Senior Notes and $0.2 million of the 9% Dex Media Inc. Senior Discount Notes were tendered in the applicable change of control offer and repurchased by us.

During the twelve months ended December 31, 2005, we made scheduled principal payments of $115.2 million and prepaid an additional $230.0 million in principal under our Credit Facility. Additionally, we made revolver payments of $304.2 million offset by revolver borrowings of $268.0 million under our Credit Facility. For the year ended December 31, 2005, we made aggregate cash interest payments of $206.7 million. At December 31, 2005, we had $7.8 million of cash and cash equivalents before checks not yet presented for payment of $7.5 million, and available borrowings under the Revolver of $170.0 million. During 2005, we periodically utilized the Revolver as a financing resource to balance the timing of our periodic and accelerated payments made under the Credit Facility and interest payments on the Senior Notes and Senior Subordinated Notes with the timing of cash receipts from operations. We may use our Revolver and Dex Media’s Revolvers in a similar fashion in 2006. Our present intention is to repay borrowings under all Revolvers in a timely manner and keep any outstanding amounts to a minimum.

Cash flow provided by operating activities was $392.1 million for the year ended December 31, 2005. Key contributors to operating cash flow in 2005 include the following:

•	$67.5 million in net income.

•	$202.4 million of net non-cash charges reflecting a source of cash, primarily consisting of $85.1 million of depreciation and amortization, $30.0 million in bad debt provision, $32.7 million loss on extinguishment of debt, $43.2 million in deferred taxes and $11.4 million in other non-cash charges.

•	$50.2 million net source of cash from an $82.0 million increase in deferred directory revenue offset by an increase in accounts receivable of $31.8 million. We analyze the change in deferred revenue and accounts receivable together because when a directory is published, the annual billing value of that directory is initially deferred and unbilled accounts receivable are established. Each month thereafter, typically one-twelfth of the billing value is recognized as revenue and billed to customers.

•	$52.5 million net source of cash from a decrease in other assets, reflecting a net decrease in deferred directory costs of $48.8 million, consisting of an increase in deferred directory costs of $16.2 million offset by $65.0 million in amortization of deferred directory costs relating to directories that were scheduled to publish subsequent to the AT&T Directory Acquisition, and a $3.7 million decrease in other current and non-current assets. Deferred directory costs represent cash payments for certain costs associated with the publication of directories. Since deferred directory costs are initially deferred when incurred, the cash payments are made prior to the expense being recognized.

•	$19.5 million net source of cash from an increase in accounts payable and accrued liabilities, primarily reflecting a $10.6 million increase in accrued interest payable on outstanding debt, a $9.2 million increase in accounts payable and an increase in other non-current liabilities of $3.2 million, offset by a $3.5 million decrease in other accrued liabilities.

Cash used in investing activities for the year ended December 31, 2005 was $38.1 million and includes the following:

•	$31.6 million used to purchase fixed assets, primarily computer equipment and software.

•	$6.5 million in cash payments for fees associated with the Dex Media Merger.

Cash used in financing activities for the year ended December 31, 2005 was $357.0 million and includes the following:

•	$877.6 million in net borrowings, consisting of $300 million of the 6.875% Holdco Notes used to finance the January 2005 repurchase of 100,303 shares of the outstanding Preferred Stock, $350 million under the Credit Facility’s Term Loan D-1 used to fund the tender offer and exit solicitation of the 8.875% Senior Notes and $268.0 million in borrowings under the Revolver associated with our Credit Facility, net of transaction costs and call premium payments of $40.4 million.

•	$649.4 million in principal payments on debt borrowed under the Credit Facility. Of this amount, $115.2 million represents scheduled principal payments, $230.0 million represents principal payments made on an accelerated basis, at our option, from excess cash flow generated from operations, and $304.2 million represents principal payments on the Revolver.

•	$317.1 million to fund the tender offer and exit solicitation of the 8.875% Senior Notes.

•	$277.2 million used to repurchase 100,303 shares of the outstanding Preferred Stock in January 2005.

•	$7.4 million in proceeds from the exercise of employee stock options.

•	$1.7 million in the increased value of checks not yet presented for payment.

Cash flow provided by operating activities was $406.3 million for the year ended December 31, 2004. Key contributors to operating cash flow in 2004 include the following:

•	$70.3 million in net income.

•	$169.9 million of net non-cash charges primarily consisting of $66.6 million of depreciation and amortization, $14.9 million in bad debt provision, $16.9 million in other non-cash charges and $71.5 million in deferred taxes.

•	$113.1 million net source of cash from a $164.9 million increase in deferred directory revenue offset by an increase in accounts receivable of $51.8 million. We analyze the change in deferred revenue and accounts receivable together because when a directory is published, the annual billing value of that directory is initially deferred and unbilled accounts receivable are established. Each month thereafter, typically one-twelfth of the billing value is recognized as revenue and billed to customers. In connection with the AT&T Directory Acquisition, while we did not record the unrecognized revenue for directories published prior to the acquisition and during September 2004 due to purchase accounting, we did acquire the associated unbilled receivables and the rights to bill and collect these receivables, which totaled approximately $207.3 million.

•	$49.9 million net use of cash from an increase in other assets reflecting an $83.4 million increase in deferred directory costs, offset by a decrease of $33.5 million in other current and non-current assets. Deferred directory costs represent cash payments for certain costs associated with the publication of directories. Since deferred directory costs are initially deferred when incurred, the cash payments are made prior to the expense being recognized.

•	$32.4 million net source of cash from an increase in accounts payable and accrued liabilities, reflecting a $2.3 million increase in accrued interest payable on outstanding debt and a decrease of $20.6 million for federal income tax refunds received. Additionally, accounts payable and accrued liabilities includes a $4.2 million advance from AT&T under the transition services agreement relating to the accounts receivable billing and collection services, offset by the timing of invoices received as compared to invoices paid during the year ended December 31, 2004.

•	$73.2 million net source of cash from an increase in other non-current liabilities reflecting a $58.9 million tax refund that pertained to the Company’s election to carryback a federal net operating loss in connection with the SPA Acquisition.

Cash flow from operations reflects the normal operations of the business and excludes the impact of the incremental assets and liabilities acquired as a result of the AT&T Directory Acquisition on September 1, 2004, which impact is reflected in cash flow from investing activities.

Cash used in investing activities for the year ended December 31, 2004 was $1,431.6 million and includes the following:

•	$1,413.6 million in cash payments in connection with the AT&T Directory Acquisition.

•	$18.0 million used to purchase fixed assets, primarily computer equipment, software and leasehold improvements.

Cash provided by financing activities for the year ended December 31, 2004 was $1,028.3 million and includes the following:

•	$1,318.9 million in net borrowings under the Credit Facility consisting of $600.5 million and $731.8 million in borrowings under Terms Loans A-2 and B-2, respectively, net of transaction costs of $13.4 million. The funds received under the Credit Facility were used to finance the AT&T Directory Acquisition.

•	$421.4 million in principal payments on debt borrowed under the Credit Facility. Of this amount, $67.1 million represents scheduled principal payments, $250.0 million represents principal payments made on an accelerated basis, at our option, from excess cash flow generated from operations, and $104.3 million represents principal payments on the Revolver.

•	$21.2 million in principal payments to redeem the remaining 9.125% Senior Subordinated Notes due 2008.

•	$145.5 million in borrowings under the Revolver.

•	$0.9 million in the decreased value of checks not yet presented for payment.

•	$7.4 million in proceeds from the exercise of employee stock options.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements that are material to its results of operations, financial condition or liquidity.

Contractual Obligations

The contractual obligations table presented below sets forth our annual commitments as of December 31, 2005 for principal and interest payments on our debt, as well as other cash obligations for the next five years and thereafter. The debt repayments as presented in this table include only the scheduled principal payments under our current debt agreements and do not include any anticipated prepayments.

RHD — Actual

	Payment Due by Period
		Less than	1-3	4-5	After 5
Contractual Obligations	Total	1 Year	Years	Years	Years
	(Amounts in millions)

Long-Term Debt(1)	$3,078.8	$100.2	$200.1	$1,253.0	$1,525.5
Interest on Long-Term Debt(2)	1,203.9	218.8	405.9	356.3	222.9
Operating Leases(3)	50.4	9.4	17.2	11.6	12.2
Unconditional Purchase Obligations(4)	86.0	50.2	24.9	10.9	—
Other Long-Term Liabilities(5)	83.5	6.1	13.3	14.9	49.2

Total Contractual Obligations	$4,502.6	$384.7	$661.4	$1,646.7	$1,809.8

The contractual obligation table presented below sets forth our annual commitments as of December 31, 2005 for principal and interest payments on our debt, as well as other cash obligations for the next five years and thereafter on a pro forma adjusted basis to reflect the GS Repurchase and related financing and the Dex Media Merger and related financings. The debt repayments as presented in this table include only the scheduled principal payments under the debt agreements and do not include any anticipated prepayments.

RHD — Pro Forma Adjusted

	Payment Due by Period
		Less than	1-3	4-5	After 5
Contractual Obligations	Total	1 Year	Years	Years	Years
	(Amounts in millions)

Long-Term Debt(6)	$10,606.5	$339.9	$892.8	$3,115.8	$6,258.0
Interest on Long-Term Debt(7)	5,265.1	743.9	1,443.7	1,350.3	1,727.2
Operating and Capital Leases(3)	98.8	21.7	36.8	21.0	19.3
Unconditional Purchase Obligations(8)	214.6	87.9	97.4	29.3	—
Other Long-Term Liabilities(5)	83.5	6.1	13.3	14.9	49.2

Total Contractual Obligations	$16,268.5	$1,199.5	$2,484.0	$4,531.3	$8,053.7

(1)	Included in long-term debt are amounts owed under our Credit Facility and the Notes. The weighted average interest rate under the Credit Facility was 6.21% at December 31, 2005. The Senior Notes and Senior Subordinated Notes bear interest at 8.875% and 10.875%, respectively and the Holdco Notes bear interest at 6.875%.

(2)	Interest on debt represents cash interest payment obligations assuming all indebtedness at December 31, 2005 will be paid in accordance with its contractual maturity and assumes interest rates on variable interest debt as of December 31, 2005 will remain unchanged in future periods.

(3)	We enter into operating leases in the normal course of business. Substantially all lease agreements have fixed payment terms based on the passage of time. Some lease agreements provide us with renewal or early termination options. Our future operating lease obligations would change if we exercised these renewal or early termination options and if we entered into additional operating lease agreements. The amounts in the table assume we do not exercise any such renewal or early termination options.

(4)	We have unconditional purchase obligations with three vendors regarding the purchase of paper that expire at various times from December 31, 2005 through December 31, 2006. Our purchase obligations are based on annual minimum quantities at pre-established pricing. Amounts in the table above reflect such pricing and minimum quantities under this contract. Should the market price of the paper drop below the pre-established pricing, our vendor is obligated to negotiate with us a lower paper price. Any quantities used above the contractual minimums would increase our payment obligations. We have no contractual obligations beyond 2006. In connection with our software system modernization and on-going support services related to the Amdocs software system, we are obligated to pay Amdocs approximately $40.2 million over the periods 2006 through 2009. In connection with the AT&T Directory Acquisition, we entered into an Internet Yellow Pages reseller agreement whereby we are obligated to pay to AT&T $15.4 million over the 5-year term of the agreement.

(5)	We have a defined benefit plan covering substantially all employees. Our funding policy is to contribute an amount at least equal to the minimum legal funding requirement. No contributions were required in the three-year period ended December 31, 2005. Based on past performance and the uncertainty of the dollar amounts to be paid, if any, we have excluded such amounts from the above table. We have an unfunded postretirement plan that provides certain healthcare and life insurance benefits to those full-time employees who reach retirement age while working for the Company. Those expected future benefit payments, including administrative expenses, net of employee contributions, are included in the table above. We expect to make contributions of approximately $0.1 million and $0.9 million to our nonqualified retirement plan and postretirement plan, respectively, in 2006.

(6)	Long-term debt includes amounts owed by RHD and all of its subsidiaries (including Dex Media and its subsidiaries) as of December 31, 2005 on a pro forma adjusted basis.

(7)	Interest on debt represents cash interest payment obligations assuming all indebtedness of RHD and all of its subsidiaries (including Dex Media and its subsidiaries) as of December 31, 2005 on a pro forma adjusted basis will be paid in accordance with its contractual maturity and assumes interest rates on variable interest debt as of December 31, 2005 will remain unchanged in future periods.

(8)	In addition to contractual obligations of RHD described in Note 4, purchase obligations also include amounts contractually owed by Dex Media for on-going support services related to the Amdocs software system that was completed in 2004, as well as certain information technology, communications and billing and collection services provided by Qwest. Although Dex Media expects to incur significant charges related to the publication of its printed directories, including printing, paper and distribution costs, Dex Media’s contractual agreements with the providers of these services do not include fixed or minimum quantities to be purchased, and therefore are not included in the table above.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Interest Rate Risk and Risk Management

The Credit Facility bears interest at variable rates, and accordingly, our earnings and cash flow are affected by changes in interest rates. The Credit Facility requires that we maintain hedge agreements to provide either a fixed interest rate or interest rate protection on at least 50% of our total outstanding debt. The Company has entered into the following interest rate swaps that effectively convert variable rate debt to fixed rate debt as of December 31, 2005. Under the terms of the agreements, the Company receives variable interest based on the three-month LIBOR and pays a fixed rate of interest.

	Notional
Effective Dates	Amounts		Pay Rates	Maturity Dates
	(Amounts
	in millions)

April 1, 2003	$255	(1)	2.850%	March 31, 2007
June 21, 2004	50		3.230%	June 21, 2006
June 23, 2004	50		3.170%	June 23, 2006
June 28, 2004	50		3.110%	June 28, 2006
July 2, 2004	50		3.200%	July 3, 2006
September 7, 2004	200	(1)	3.490% - 3.750%	September 8, 2008 - September 7, 2009
September 15, 2004	250	(2)	3.200% - 3.910%	September 15, 2007 - September 15, 2009
September 17, 2004	150	(1)	3.210% - 3.740%	September 17, 2007 - September 17, 2009
September 23, 2004	150	(1)	3.160% - 3.438%	September 24, 2007 - September 24, 2008
December 14, 2005	150	(1)	4.74% - 4.752%	June 20, 2008 - December 22, 2008
December 15, 2005	150	(1)	4.7475%	December 20, 2007

Total	$1,505

(1)	consists of three swaps

(2)	consists of four swaps

Based on the initial terms of the swap agreements, the annual cost of these swap arrangements will be approximately $20.5 million. The actual cost of the swaps will depend on the variable rate payments received. Assuming a 0.125% increase in the interest rate associated with the floating rate borrowings under the Credit Facility (after giving effect to the interest rate swaps), interest expense would increase $0.8 million on an annual basis. After the effect of the interest rate swap agreements discussed above, total fixed rate debt comprised approximately 78.4% of our total debt portfolio as of December 31, 2005.

The outstanding interest rate swaps expose us to credit risk in the event that the counterparties to the agreements do not or cannot meet their obligations. The notional amount is used to measure interest to be paid or received and does not represent the amount of exposure to credit loss. The loss would be limited to the amount that would have been received, if any, over the remaining life of the swap agreements. The counterparties to the swaps are major financial institutions, and we expect the counterparties to be able to perform their obligations under the swaps. We use derivative financial instruments for hedging purposes only and not for trading or speculative purposes. A discussion of our accounting policies and further disclosure relating to these financial instruments is included in Note 2 to our audited consolidated financial statements for the year ended December 31, 2005, which are included in Item 8 in this annual report.

Dex Media and its subsidiaries’ revolving credit facilities and term loan facilities are subject to variable rates and as such, earnings and cash flow are affected by changes in interest rates. In order to mitigate interest rate risk, Dex Media’s subsidiaries have entered into interest rate swap agreements to effectively convert variable rate debt to fixed rate debt. The Dex Media East interest rate swap agreements became effective May 8, 2003. Dex Media East has two interest rate swap agreements: an interest rate swap with a notional amount of $50.0 million and an applicable fixed rate of 3.638% that will expire in November 2007, and an interest rate swap with a notional amount of $75.0 million and an applicable fixed rate of 4.085% that will expire in May 2008. The Dex Media West fixed interest rate swap agreements, which were entered into in October 2004, have an aggregate notional amount of $300.0 million, with applicable preset monthly fixed rates ranging from 1.901% to 3.61% and expire in October 2006. These financial derivative instruments are not intended to be used for speculative purposes.

Market Risk Sensitive Instruments

The interest rate swap agreements have been designated as cash flow hedges. In accordance with the provisions of SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS 137 and SFAS 138, the swaps are recorded at fair value. On a quarterly basis, the fair value of the swaps will be determined based on quoted market prices and, assuming effectiveness, the difference between the fair value and the book value of the swaps will be recognized in other comprehensive income, a component of shareholders’ (deficit) equity. Any ineffectiveness of the swaps is required to be recognized in earnings. The swaps and the hedged item (three-month LIBOR-based interest payments on $1,505 million of bank debt) have been designed so that the critical terms (interest reset dates, duration and index) coincide. Assuming the critical terms continue to coincide, the cash flows from the swaps will exactly offset the cash flows of the hedged item and no ineffectiveness will exist.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Management’s Annual Report on Internal Control Over Financial Reporting

The management of R.H. Donnelley Corporation is responsible for establishing and maintaining adequate internal control over the Company’s financial reporting within the meaning of Rule 13a-15(f) promulgated under the Securities Exchange Act of 1934. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements in the financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with policies and procedures may deteriorate.

Management assessed the effectiveness of R.H. Donnelley Corporation’s internal controls over its financial reporting as of December 31, 2005. In undertaking this assessment, management used the criteria established by the Committee of the Sponsoring Organizations (COSO) of the Treadway Commission contained in the Internal Control — Integrated Framework.

Based on its assessment, management has concluded that as of December 31, 2005, the Company’s internal control over financial reporting is effective based on the COSO criteria.

Management’s assessment of the effectiveness of internal control over financial reporting as of December 31, 2005 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report that appears on page F-3.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of
R.H. Donnelley Corporation:

We have completed integrated audits of R.H. Donnelley Corporation’s 2005 and 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2005, and an audit of its 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of R.H. Donnelley Corporation and its subsidiaries at December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting that the Company maintained effective internal control over financial reporting as of December 31, 2005 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

PricewaterhouseCoopers LLP

Raleigh, North Carolina
March 15, 2006

R.H. DONNELLEY CORPORATION

Consolidated Balance Sheets

	December 31,
	2005	2004
	(In thousands, except share and per share data)

ASSETS
Current Assets
Cash and cash equivalents	$7,793	$10,755
Accounts receivable
Billed	116,576	112,107
Unbilled	368,062	376,419
Allowance for doubtful accounts and sales claims	(27,328)	(33,093)

Net accounts receivable	457,310	455,433
Deferred directory costs	67,686	116,517
Other current assets	33,056	40,604

Total current assets	565,845	623,309
Fixed assets and computer software, net	55,687	37,686
Other non-current assets	94,078	102,628
Intangible assets, net	2,833,200	2,905,330
Goodwill	319,014	309,969

Total Assets	$3,867,824	$3,978,922

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND SHAREHOLDERS’ (DEFICIT) EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$68,912	$70,340
Accrued interest	20,649	10,022
Deferred directory revenue	463,440	381,424
Current deferred income taxes, net	85,583	—
Current portion of long-term debt	100,234	162,011

Total current liabilities	738,818	623,797
Long-term debt	2,978,615	2,965,331
Deferred income taxes, net	53,352	118,820
Other non-current liabilities	54,305	36,878

Total liabilities	3,825,090	3,744,826
Commitments and contingencies
Redeemable convertible preferred stock (liquidation value of $334,149 for 2005 and $234,886 for 2004)	334,149	216,111
Shareholders’ (Deficit) Equity
Common stock, par value $1 per share, authorized —
400,000,000 shares; issued — 51,621,894 shares	51,622	51,622
Additional paid-in capital	—	107,238
Unamortized restricted stock	—	(135)
Warrants outstanding	13,758	13,758
(Accumulated deficit) retained earnings	(197,122)	3,855
Treasury stock, at cost, 19,733,161 shares for 2005 and 20,137,361 shares for 2004	(163,485)	(163,603)
Accumulated other comprehensive income	3,812	5,250

Total shareholders’ (deficit) equity	(291,415)	17,985

Total Liabilities, Redeemable Convertible Preferred Stock and Shareholders’ (Deficit) Equity	$3,867,824	$3,978,922

The accompanying notes are an integral part of the consolidated financial statements.

R.H. DONNELLEY CORPORATION

Consolidated Statements of Operations

	Years Ended December 31,
	2005	2004	2003
	(In thousands, except per share data)

Gross revenue	$967,034	$609,628	$258,790
Sales allowances	(10,403)	(6,512)	(2,345)

Net revenue	956,631	603,116	256,445
Expenses
Operating expenses	436,016	263,150	159,244
General and administrative expenses	60,228	59,537	52,948
Depreciation and amortization	85,146	66,648	65,779

Total expenses	581,390	389,335	277,971
Partnership income	—	77,967	114,052

Operating income	375,241	291,748	92,526
Interest expense	(264,532)	(175,530)	(180,020)
Other income	—	—	1,523

Income (loss) before income taxes	110,709	116,218	(85,971)
Provision (benefit) for income taxes	43,176	45,906	(36,018)

Net income (loss)	67,533	70,312	(49,953)
Preferred dividend	11,708	21,791	58,397
Loss on repurchase of redeemable convertible preferred stock	133,681	—	—
Accretion of redeemable convertible preferred stock to redemption value	211,020	—	—

(Loss) income available to common shareholders	$(288,876)	$48,521	$(108,350)

(Loss) earnings per share
Basic	$(9.10)	$1.19	$(3.53)

Diluted	$(9.10)	$1.15	$(3.53)

Shares used in computing (loss) earnings per share
Basic	31,731	31,268	30,683

Diluted	31,731	32,616	30,683

Comprehensive Income (loss)
Net income (loss)	$67,533	$70,312	$(49,953)
Unrealized gain (loss) on interest rate swaps, net of tax	12,710	5,774	(9)
Minimum pension liability adjustment, net of tax	(14,148)	(515)	—

Comprehensive income (loss)	$66,095	$75,571	$(49,962)

The accompanying notes are an integral part of the consolidated financial statements.

R.H. DONNELLEY CORPORATION

Consolidated Statements of Cash Flows

	Years Ended December 31,
	2005	2004	2003
	(In thousands)

Cash Flows from Operating Activities
Net income (loss)	$67,533	$70,312	$(49,953)
Reconciliation of net income (loss) to net cash provided by operating activities:
Depreciation and amortization	85,146	66,648	65,779
Deferred income tax	43,176	71,461	(40,230)
Loss on disposal of assets	—	85	—
Provision for (benefit from) bad debts	30,004	14,927	(1,517)
Loss on extinguishment of debt	32,725	—	—
Other non-cash charges	11,401	16,833	6,408
Cash in excess of partnership income	—	1,426	10,240
Gain on hedging activities	—	—	(1,523)
Changes in assets and liabilities, net of effects from acquisitions:
(Increase) decrease in accounts receivable	(31,881)	(51,858)	77,381
Decrease (increase) in other assets	52,469	(49,897)	(31,950)
Increase (decrease) in accounts payable and accrued liabilities	101,908	28,219	(11,868)
Increase in deferred directory revenue	82,016	164,899	216,525
(Decrease) increase in other non-current liabilities	(82,445)	73,248	9,305

Net cash provided by operating activities	392,052	406,303	248,597
Cash Flows from Investing Activities
Additions to fixed assets and computer software	(31,605)	(18,013)	(12,581)
Decrease in restricted cash — release of funds from escrow, net of costs and other	—	—	1,894,300
Acquisitions, net of cash received	(6,450)	(1,413,620)	(2,259,633)

Net cash used in investing activities	(38,055)	(1,431,633)	(377,914)
Cash Flows from Financing Activities
Proceeds from the issuance of debt, net of costs	293,439	1,318,947	461,307
Proceeds from the issuance of Redeemable Convertible Preferred
Stock and warrants, net of costs	—	—	125,683
Repurchase of Redeemable Convertible Preferred Stock	(277,197)	—	—
Debt repaid with proceeds from new debt	(317,066)	(21,245)	(243,005)
Increase (decrease) in checks not yet presented for payment	1,760	(917)	6,708
Additional borrowings under the Credit Facility	341,417	—	69,569
Credit Facility repayments	(345,227)	(317,079)	(312,436)
Call premium	(25,268)	—	—
Revolver borrowings	268,000	145,500	89,600
Revolver repayments	(304,200)	(104,300)	(89,600)
Proceeds from employee stock option exercises	7,383	7,457	21,426

Net cash (used in) provided by financing activities	(356,959)	1,028,363	129,252
(Decrease) increase in cash and cash equivalents	(2,962)	3,033	(65)
Cash and cash equivalents, beginning of year	10,755	7,722	7,787

Cash and cash equivalents, end of year	$7,793	$10,755	$7,722

Supplemental Information
Cash interest paid	$231,930	$160,730	$167,718
Income taxes refunds received, net of income tax payments	(851)	(71,066)	—

The accompanying notes are an integral part of the consolidated financial statements.

R.H. DONNELLEY CORPORATION

Consolidated Statements of Changes in Shareholders’ (Deficit) Equity

					(Accumulated		Accumulated
		Additional		Unamortized	Deficit)		Other	Total
	Common	Paid-in	Warrants	Restricted	Retained	Treasury	Comprehensive	Shareholders’
	Stock	Capital	Outstanding	Stock	Earnings	Stock	Income (Loss)	(Deficit) Equity
	(In thousands)

Balance, December 31, 2002	$51,622	$63,913	$5,330	$(327)	$13,605	$(164,743)	$—	$(30,600)
Net loss					(49,953)			(49,953)
Preferred dividend		(44,791)			(13,606)			(58,397)
Employee stock option exercises, including tax benefit		27,947				1,284		29,231
Restricted stock issued		528		(533)		5		—
Stock issued for employee bonus plans		1,083				32		1,115
Compensatory stock options		1,987						1,987
Restricted stock amortization				329				329
Stock acquired for treasury						(319)		(319)
Beneficial conversion feature from issuance of Preferred Stock		41,943						41,943
Issuance of warrants			8,428					8,428
Unrealized loss on interest rate swaps, net of tax							(9)	(9)

Balance, December 31, 2003	51,622	92,610	13,758	(531)	(49,954)	(163,741)	(9)	(56,245)
Net income					70,312			70,312
Preferred dividend		(5,288)			(16,503)			(21,791)
Employee stock option exercises, including tax benefit		12,048				523		12,571
Restricted stock issued		(8)				8		—
Stock issued for employee bonus plans		1,627				(393)		1,234
Compensatory stock awards		2,346						2,346
Restricted stock amortization				396				396
Beneficial conversion feature from issuance of Preferred Stock		3,903						3,903
Unrealized gain on interest rate swaps, net of tax							5,774	5,774
Minimum pension liability adjustment							(515)	(515)

Balance, December 31, 2004	51,622	107,238	13,758	(135)	3,855	(163,603)	5,250	17,985
Net income					67,533			67,533
Loss on repurchase on Preferred Stock		(72,147)			(61,534)			(133,681)
Beneficial conversion feature from repurchase of Preferred Stock		(35,091)						(35,091)
Accretion of Preferred Stock to redemption value		(6,536)			(204,484)			(211,020)
Beneficial conversion feature from accretion of Preferred Stock to redemption value		(5,385)						(5,385)
Preferred dividend		(8,159)			(3,549)			(11,708)
Employee stock option exercises, including tax benefit		12,000				335		12,335
Restricted stock issued		(15)				15		—
Stock issued for employee bonus plans		1,979				(265)		1,714
Compensatory stock awards		5,157				33		5,190
Restricted stock amortization		364		135				499
Beneficial conversion feature from issuance of Preferred Stock		595			1,057			1,652
Unrealized gain on interest rate swaps, net of tax							12,710	12,710
Minimum pension liability adjustment, net of tax							(14,148)	(14,148)

Balance, December 31, 2005	$51,622	$—	$13,758	$—	$(197,122)	$(163,485)	$3,812	$(291,415)

The accompanying notes are an integral part of the consolidated financial statements.

R.H. DONNELLEY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share data)

1.	Business and Presentation

The consolidated financial statements include the accounts of R.H. Donnelley Corporation and its direct and indirect wholly owned subsidiaries (the “Company,” “RHD,” “Donnelley,” “we,” “us” and “our”). All intercompany transactions and balances have been eliminated.

Significant Business Developments

On January 31, 2006, we acquired all of the outstanding common stock of Dex Media, Inc. (“Dex Media”) for a purchase price of $4.1 billion, consisting of 36,547,381 shares of our common stock valued at $2.2 billion and $1.9 billion in cash (the “Dex Media Merger”). We also assumed all of Dex Media’s outstanding indebtedness with a fair value of $5.7 billion. Dex Media is the exclusive publisher of the “official” yellow pages and white pages directories for Qwest Communications International Inc. (“Qwest”) where Qwest is the primary incumbent local exchange carrier (“ILEC”). Prior to the Dex Media Merger, Dex Media was a leading directory publisher in the United States. The purpose of the Dex Media Merger was to take a further step in the transformation of RHD into a leading publisher of Yellow Pages directories, as well as to combine the complementary strengths of both companies. See Note 17, “Subsequent Events” for a further description of the Dex Media Merger. Our financial statements and accompanying footnotes for the year ended December 31, 2005 do not give effect to or otherwise reflect this transaction, other than the disclosure of subsequent events in Note 17.

On January 27, 2006, we repurchased the remaining 100,301 shares of our outstanding 8% redeemable convertible cumulative preferred stock (“Preferred Stock”) from investment partnerships affiliated with The Goldman Sachs Group, Inc. (collectively, the “GS Funds”) for $336.1 million in cash including accrued cash dividends and interest (the “GS Repurchase”). Subsequent to the GS Repurchase, there are no outstanding shares of Preferred Stock. See Note 17, “Subsequent Events” for a further description of the GS Repurchase and Note 7, “Redeemable Preferred Stock and Warrants” for a description of its related impact on our financial statements for the year ended December 31, 2005.

Following the closing of the Dex Media Merger, we are the third largest print and online directory publisher in the United States based on revenue, based on revenue. We expect to have a total annual distribution of approximately 80 million, serving over 600,000 local and national advertisers with more than 625 directories in 28 states. In 2005, Dex Media published 293 directories and printed approximately 52 million copies of these directories for distribution to virtually all business and residential customers throughout the Dex Media states. Dex Media’s Internet-based directory, DexOnline.comtm, which is bundled with Dex Media’s print product to provide web-based access to Dex Media’s directories, further expands the distribution of Dex Media’s advertiser content. In addition to the acquired Dex Media directory business, we publish Sprint-branded directories in 18 states, with major markets including Las Vegas, Nevada and Orlando and Lee County, Florida, with a total distribution of approximately 18 million serving approximately 160,000 local and national advertisers. We also publish AT&T (formerly known as “SBC”)-branded directories in Illinois and Northwest Indiana, with a total distribution of approximately 10 million serving approximately 100,000 local and national advertisers. We also offer online city guides and search web sites in all our Sprint markets under the Best Red Yellow Pages brand at www.bestredyp.com and in the Chicagoland area at www.chicagolandyp.com.

On September 1, 2004, we completed the acquisition of the directory publishing business (“AT&T Directory Business”) of AT&T, Inc. (“AT&T”) in Illinois and Northwest Indiana, including AT&T’s interests in The DonTech II Partnership (“DonTech”), a 50/50 general partnership between us and AT&T (collectively, the “AT&T Directory Acquisition”), for $1.41 billion in cash, after working capital adjustments and the settlement of a $30 million liquidation preference owed to us related to DonTech. The acquisition was consummated pursuant to, and in accordance with, the terms of the Purchase Agreement dated as of July 28,

R.H. DONNELLEY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2004 by and among the Company, Ameritech Corporation (“Ameritech”), a direct wholly owned subsidiary of AT&T, and Ameritech Publishing, Inc. (“API”), a direct wholly owned subsidiary of Ameritech. The acquisition was accounted for as a purchase business combination and the purchase price was allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their respective fair values on the acquisition date. The results of the AT&T Directory Business are included in our consolidated results from and after September 1, 2004. The acquired AT&T Directory Business now operates as R.H. Donnelley Publishing & Advertising of Illinois Partnership, an indirect wholly owned subsidiary of the Company. See Note 3, “Acquisitions” for a further description of the acquisition.

On January 3, 2003, we completed the acquisition of the directory business (the “SPA Directory Business”) of Sprint Corporation (now known as Sprint Nextel Corporation, “Sprint”) by acquiring all the outstanding capital stock of the various entities comprising Sprint Publishing & Advertising (“SPA”) (collectively, the “SPA Acquisition”) for $2.23 billion in cash. The acquisition was consummated pursuant to a Purchase Agreement dated as of September 21, 2002 by and among the Company, Sprint and Centel Directories LLC. The acquisition was accounted for as a purchase business combination and the purchase price was allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their respective fair values on the acquisition date. The results of the SPA Directory Business are included in our consolidated results from and after January 3, 2003. The acquired SPA Directory Business now operates as R.H. Donnelley Publishing & Advertising, Inc., an indirect wholly owned subsidiary of the Company. See Note 3, “Acquisitions” for a further description of the acquisition.

These acquisitions transformed Donnelley into a leading publisher of yellow pages directories. Prior to the SPA Acquisition, we were one of the largest independent sales agents and pre-press vendors for yellow pages advertising in the United States. As a publisher, we report the full value of advertising sales and certain direct costs under the deferral and amortization method. DonTech’s business remained unchanged following the SPA Acquisition, but our investment in DonTech was eliminated in connection with the AT&T Directory Acquisition. During 2003 and in 2004 until the AT&T Directory Acquisition, we continued to earn revenue from pre-press publishing and other ancillary services related to the AT&T Directory Business and we continued to report partnership income from our investment in DonTech.

2.	Summary of Significant Accounting Policies

Principles of Consolidation.  The consolidated financial statements include the accounts of R.H. Donnelley Corporation and its direct and indirect wholly owned subsidiaries. All intercompany transactions and balances have been eliminated.

Revenue Recognition.  We earn revenue principally from the sale of advertising into our yellow pages directories. Revenue from the sale of such advertising is deferred when a directory is published and recognized ratably over the life of a directory, which is typically 12 months (the “deferral and amortization method”). Revenue from the sale of advertising is recorded net of an allowance for sales claims, estimated based on historical experience on a directory-by-directory basis. We increase or decrease this estimate as information or circumstances indicate that the estimate may no longer adequately represent the amount of claims we may incur for a directory in the future. Before the AT&T Directory Acquisition, we also earned revenue from providing pre-press publishing services to AT&T for those directories in the DonTech markets. Revenue from pre-press publishing services was recognized as services were performed.

Deferred Directory Costs.  Costs directly related to the selling and production of our directories are initially deferred when incurred and recognized ratably over the life of a directory, which is typically 12 months. These costs include sales commissions and print, paper and initial distribution costs. Such costs that are paid prior to directory publication are classified as other current assets until publication, when they are then reclassified as deferred directory costs.

R.H. DONNELLEY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Equity Method Accounting.  Before the AT&T Directory Acquisition, DonTech was a 50/50 partnership in which we and a subsidiary of AT&T were the partners. DonTech was a separate legal entity that provided its services with its own employees and a stand-alone management team. Subject to the oversight of the board of directors, the employees of DonTech had the right, authority and power to do any act to accomplish, and enter into any contract incidental to attain, the purposes of the partnership. No employees of either RHD or AT&T were involved in the day-to-day operations of DonTech and, because the partners shared equally in the net profits and each had one voting member on the DonTech board of directors, neither partner had the unilateral ability to control or influence the operations of DonTech. Accordingly, through September 1, 2004, we accounted for DonTech under the equity method and did not consolidate the results of DonTech in our financial statements.

Before the AT&T Directory Acquisition, we reported our 50% share of DonTech net income as partnership income in our consolidated statement of operations. DonTech reported commission revenue based on the annual value of a sales contract in the period the contract was executed (calendar sales) and reported expenses as incurred. Partnership income also included revenue participation income from AT&T. Revenue participation income was based on DonTech advertising sales and was reported when a sales contract was executed with a customer. As a result of the AT&T Directory Acquisition, AT&T ceased paying us revenue participation income, we consolidate all net profits from DonTech and we eliminated our DonTech partnership investment. Consequently, partnership income was no longer reported commencing on September 1, 2004. Rather, following the AT&T Directory Acquisition, the revenues, expenses and income of the acquired AT&T Directory Business are directly recorded in our statement of operations.

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

Fixed Assets and Computer Software.  Fixed assets and computer software are recorded at cost. Depreciation and amortization is provided over the estimated useful lives of the assets using the straight-line method. Estimated useful lives are thirty years for buildings, five years for machinery and equipment, ten years for furniture and fixtures, three to five years for computer equipment and five years for computer software. Leasehold improvements are amortized on a straight-line basis over the shorter of the term of the lease or the estimated useful life of the improvement. During 2004, we wrote-off fixed assets and computer

R.H. DONNELLEY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

software that had been fully depreciated. Fixed assets and computer software at December 31, 2005 and 2004 consisted of the following:

	2005	2004

Computer software	$42,680	$36,159
Computer equipment	19,837	15,965
Machinery and equipment	5,926	5,513
Furniture and fixtures	13,122	12,819
Leasehold improvements	9,676	8,973
Buildings	1,424	1,333
Construction in Process — Computer software and equipment	22,049	3,392

Total cost	114,714	84,154
Less accumulated depreciation and amortization	(59,027)	(46,468)

Net fixed assets and computer software	$55,687	$37,686

Depreciation and amortization expense on fixed assets and computer software for the years ended December 31, 2005, 2004 and 2003 was as follows:

	2005	2004	2003

Depreciation of fixed assets	$4,887	$4,608	$3,285
Amortization of computer software	8,129	4,703	12,661

Total depreciation and amortization on fixed assets and computer software	$13,016	$9,311	$15,946

Identifiable Intangible Assets and Goodwill.  As a result of the AT&T Directory Acquisition and the SPA Acquisition, certain long-term intangible assets were identified and recorded at their estimated fair value. Amortization expense for the years ended December 31, 2005, 2004 and 2003 was $72.1 million, $57.3 million and $49.8 million, respectively. Amortization expense for these intangible assets for the five succeeding years is estimated to be approximately $77.8 million, $79.7 million, $79.3 million, $78.7 million and $78.5 million, respectively. Annual amortization of goodwill for tax purposes is approximately $20.7 million. The acquired long-term intangible assets and their respective book values at December 31, 2005 are shown in the table below.

	Directory
	Services	Local Customer	National CMR	Trade
	Agreements	Relationships	Relationships	Names	Total

Initial fair value:
AT&T	$952,500	$90,000	$55,000	$—	$1,097,500
Sprint	1,625,000	200,000	60,000	30,000	1,915,000

Total	2,577,500	290,000	115,000	30,000	3,012,500
Accumulated amortization	(123,500)	(40,000)	(9,800)	(6,000)	(179,300)

Net intangible assets	$2,454,000	$250,000	$105,200	$24,000	$2,833,200

Directory services agreements between AT&T and the Company include a directory services license agreement, a non-competition agreement, an Internet Yellow Pages reseller agreement and a directory publishing listing agreement (collectively, “AT&T Directory Services Agreements”) with certain affiliates of AT&T. The directory services license agreement designates us as the official and exclusive provider of yellow pages directory services for AT&T (and its successors) in Illinois and Northwest Indiana (the “Territory”),

R.H. DONNELLEY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

grants us the exclusive license (and obligation as specified in the agreement) to produce, publish and distribute white pages directories in the Territory as AT&T’s agent and grants us the exclusive license (and obligation as specified in the agreement) to use the AT&T brand and logo on print directories in the Territory. The non-competition agreement prohibits AT&T (and its affiliates and its successors), with certain limited exceptions, from (1) producing, publishing and distributing yellow and white pages print directories in the Territory, (2) soliciting or selling local or national yellow or white pages advertising for inclusion in such directories, and (3) soliciting or selling local Internet yellow pages advertising for certain Internet yellow pages directories in the Territory or licensing AT&T marks to any third party for that purpose. The Internet Yellow Pages reseller agreement gives us the exclusive right to sell local Internet yellow pages advertising and the non-exclusive right to sell Internet yellow pages advertising with respect to geographies outside the Territory to any advertiser (excluding national advertisers) located inside the Territory onto the YellowPages.com platform (and any successor products as specified in the agreement). The directory publishing listing license agreement gives us the right to purchase and use basic AT&T subscriber listing information and updates for the purpose of publishing directories. The AT&T Directory Services Agreements (other than the Internet Yellow Pages reseller agreement) have initial terms of 50 years, subject to automatic renewal and early termination under specified circumstances. The Internet Yellow Pages reseller agreement has a term of 5 years. The fair value assigned to the AT&T Directory Services Agreements and the Internet Yellow Pages reseller agreement of $950.0 million and $2.5 million, respectively, was based on the present value of estimated future cash flows and is being amortized under the straight-line method over the indicated terms.

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

The excess purchase price for the AT&T Directory Acquisition and the SPA Acquisition over the net tangible and identifiable intangible assets acquired of $222.0 million, which includes the first quarter 2005 adjustment below, and $97.0 million, respectively, was recorded as goodwill. During the first quarter of 2005, we recorded an adjustment increasing goodwill from the AT&T Directory Acquisition by approximately $9.0 million relating to a restructuring plan associated with the AT&T Directory Acquisition. During the fourth quarter of 2004, we recorded an adjustment increasing goodwill from the AT&T Directory Acquisition by approximately $8.1 million primarily resulting from the completion of the fair value measurement of the DonTech pension assets and liabilities as of the acquisition date. Our intercompany net receivables in

R.H. DONNELLEY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

connection with the AT&T Directory Acquisition and the SPA Acquisition of $141.2 million and $27.9 million, respectively, were eliminated and also included in goodwill.

In accordance with SFAS 142, Goodwill and Other Intangible Assets, goodwill is not amortized, but is subject to periodic impairment testing. No impairment losses were recorded during 2005, 2004 or 2003.

Interest Expense and Deferred Financing Costs.  Interest expense related to the Company’s outstanding debt was $264.5 million, $175.5 million and $180.0 million for the years ended December 31, 2005, 2004 and 2003, respectively. Certain costs associated with the issuance of debt instruments are capitalized and included in other non-current assets on the consolidated balance sheet. These costs are amortized to interest expense over the terms of the related debt agreements. The bond outstanding method is used to amortize deferred financing costs relating to debt instruments with respect to which we make accelerated principal payments. Other deferred financing costs are amortized using the straight-line method. Amortization of deferred financing costs included in interest expense was $23.6 million, $13.6 million and $15.0 million in 2005, 2004 and 2003, respectively. It is the Company’s policy to recognize losses incurred in conjunction with debt extinguishments as a component of interest expense. Interest expense in 2005 includes the write-off of $7.4 million of unamortized deferred financing costs relating to debt that was extinguished during 2005, which is included in the amortization of deferred financing costs of $23.6 million noted above. See Note 5, “Long-Term Debt, Credit Facilities and Notes” for a further description of the debt extinguishment.

Advertising Expense.  We recognize advertising expenses as incurred. These expenses include public relations, media, on-line advertising and other promotional and sponsorship costs. Total advertising expense was $18.1 million, $11.1 million and $8.8 million in 2005, 2004 and 2003, respectively.

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

The remaining approximately 15% of our directory advertising revenue is derived from the sale of advertising to national or large regional chains, such as rental car companies, automobile repair shops and pizza delivery businesses. Substantially all of the revenue derived through national accounts is serviced through CMRs with which we contract. CMRs are independent third parties that act as agents for national advertisers. The CMRs are responsible for billing the national customers for their advertising. We receive payment for the value of advertising placed in our directory, net of the CMR’s commission, directly from the CMR. While we are still exposed to credit risk, the amount of losses from these accounts has been historically less than the local accounts as the advertisers, and in some cases the CMRs, tend to be larger companies with greater financial resources than local advertisers. At December 31, 2005, we had interest rate swap agreements with major financial institutions with a notional value of $1,505 million. We are exposed to credit risk in the event that one or more of the counterparties to the agreements does not, or cannot, meet their obligation. The notional amount is used to measure interest to be paid or received and does not represent the amount of exposure to credit loss. The loss would be limited to the amount that would have been received, if any, over the remaining life of the swap agreement. The counterparties to the swap agreements are major financial institutions with credit ratings of A or higher. We do not currently foresee a material credit risk associated with these swap agreements; however, no assurances can be given.

R.H. DONNELLEY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Pension and Other Postretirement Benefits  Pension and other postretirement benefits represent estimated amounts to be paid to employees in the future. The accounting for benefits reflects the recognition of these benefit costs over the employee’s approximate service period based on the terms of the plan and the investment and funding decisions made. The determination of the benefit obligation and the net periodic pension and other postretirement benefit costs requires management to make assumptions regarding the discount rate, return on retirement plan assets, increase in future compensation and healthcare cost trends. Changes in these assumptions can have a significant impact on the projected benefit obligation, funding requirement and net periodic benefit cost. The assumed discount rate is the rate at which the pension benefits could be settled. The methodology used to determine the discount rate for 2005 was changed to a methodology that discounts the projected plan cash flows to the measurement date using the spot rates provided in the Citigroup Pension Discount Curve. A single discount rate is then computed so that the present value of the benefit cash flows using this single rate equals the present value computed using the Citigroup Pension Discount Curve. The Company changed to this approach in 2005 to better reflect the specific cash flows of these plans in determining the discount rate. In prior years, discount rates were developed by reference to the Moody’s long-term Aa corporate bond yield at the plan’s measurement date, with consideration of the plan’s duration relative to the duration of the Moody’s Aa corporate bond portfolio. The expected long-term rate of return on plan assets is based on the mix of assets held by the plan and the expected long-term rates of return within each asset class. The anticipated trend of future healthcare costs is based on historical experience and external factors. See Note 10, “Benefit Plans” for further information regarding our benefit plans.

Derivative Financial Instruments.  We do not use derivative financial instruments for trading or speculative purposes. Our derivative financial instruments are limited to interest rate swap agreements used to manage exposure to fluctuations in interest rates on variable rate debt. These agreements effectively convert $1,505 million of our variable rate debt to fixed rate debt, mitigating our exposure to increases in interest rates. Under the terms of the swap agreements, we receive variable interest based on the three-month LIBOR and pay a weighted average fixed rate of 3.62%. The swaps mature at varying dates beginning June 2006 through December 2008. The weighted average rate received on our interest rate swaps was 3.29% during the twelve months ended December 31, 2005. These periodic payments and receipts are recorded as interest expense.

The interest rate swaps have been designated as cash flow hedges to hedge three-month LIBOR-based interest payments on $1,505 million of bank debt. To the extent the swaps provide an effective hedge, changes in the fair value of the swaps are recorded in other comprehensive income, a component of shareholders’ (deficit) equity. Any ineffectiveness is recorded through earnings. As of December 31, 2005, our interest rate swaps provided an effective hedge of the three-month LIBOR-based interest payments on $1,505 million of bank debt, and no ineffectiveness was included in earnings.

At December 31, 2002, as a result of the then-pending SPA Acquisition and contemplated repayment of existing variable rate debt, our $75 million notional value interest rate swap did not qualify for hedge accounting treatment, and thus, the unrecognized fair market value of the swap, previously recognized in accumulated other comprehensive loss on the balance sheet, was charged to earnings. Accordingly, a charge of $1.5 million was included in other income (expense), net for the year ended December 31, 2002. Because the swap was held to maturity, a corresponding gain of $1.5 million was recognized during 2003.

Income Taxes.  We account for income taxes under the liability method in accordance with SFAS 109, Accounting for Income Taxes. Deferred tax liabilities or assets reflect temporary differences between amounts of assets and liabilities for financial and tax reporting. Such amounts are adjusted, as appropriate, to reflect changes in tax rates expected to be in effect when the temporary differences reverse. A valuation allowance is established to offset any deferred tax assets if, based upon the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. See Note 9, “Income Taxes” for more information regarding our provision (benefit) for income taxes.

R.H. DONNELLEY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Earnings Per Share.  We account for earnings per share in accordance with Emerging Issues Task Force Issue No. 03-6, Participating Securities and the Two — Class Method under FASB Statement 128 (“EITF 03-6”), which established standards regarding the computation of earnings per share (“EPS”) by companies that have issued securities other than common stock that contractually entitle the holder to participate in dividends and earnings of the company. EITF 03-6 requires earnings available to common shareholders for the period, after deduction of preferred stock dividends, to be allocated between the common and preferred shareholders based on their respective rights to receive dividends. Basic EPS is then calculated by dividing (loss) income allocable to common shareholders by the weighted average number of shares outstanding. EITF 03-6 does not require the presentation of basic and diluted EPS for securities other than common stock. Therefore, the following EPS amounts only pertain to our common stock.

Under the guidance of EITF 03-6, diluted EPS is calculated by dividing (loss) income allocable to common shareholders by the weighted average common shares outstanding plus dilutive potential common stock. Potential common stock includes stock options, stock appreciation rights (“SARs”) and warrants, the dilutive effect of which is calculated using the treasury stock method, and our Preferred Stock, the dilutive effect of which is calculated using the “if-converted” method. The calculation of basic and diluted (loss) earnings per share for the years ended December 31, 2005, 2004 and 2003 are presented below.

	For the Years Ended
	December 31,
	2005	2004	2003

Basic EPS — Two-Class Method
(Loss) income available to common shareholders	$(288,876)	$48,521	$(108,350)
Amount allocable to common shareholders(1)	100%	77%	100%

(Loss) income allocable to common shareholders	(288,876)	37,361	(108,350)
Weighted average common shares outstanding	31,731	31,268	30,683

Basic (loss) earnings per share — Two-Class Method	$(9.10)	$1.19	$(3.53)

	For the Years Ended
	December 31,
	2005	2004	2003

Diluted EPS
(Loss) income available to common shareholders	$(288,876)	$48,521	$(108,350)
Amount allocable to common shareholders(1)	100%	77%	100%

(Loss) income allocable to common shareholders	(288,876)	37,361	(108,350)
Weighted average common shares outstanding	31,731	31,268	30,683
Dilutive effect of stock awards(2)	—	1,348	—
Dilutive effect of Preferred Stock assuming conversion(2)	—	—	—

Weighted average diluted shares outstanding	31,731	32,616	30,683

Diluted (loss) earnings per share	$(9.10)	$1.15	$(3.53)

(1)	31,268 / (31,268 + 9,483) for the year ended December 31, 2004. In computing basic EPS using the Two-Class Method, we have not allocated the loss available to common shareholders for the years ended December 31, 2005 and December 31, 2003 between common and preferred shareholders since the preferred shareholders do not have a contractual obligation to share in the net losses.

R.H. DONNELLEY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(2)	60 and 934 stock options in 2005 and 2003 and the assumed conversion of the Preferred Stock into 5,132, 9,767 and 9,023 shares of common stock in 2005, 2004 and 2003, respectively, were anti-dilutive and therefore are not included in the calculation of diluted EPS.

Subsequent to the GS Repurchase, we will no longer be required to utilize the Two-Class Method for EPS computations. See Note 17, “Subsequent Events”, for a further description of the GS Repurchase.

Employee Stock Awards.  In accordance with Statement of Financial Accounting Standards No. 123, Accounting for Stock Based Compensation (“SFAS No. 123”), the Company accounts for its employee stock compensation plans using the intrinsic value-based method prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”) and related interpretations. Compensation expense related to the issuance of stock options to employees or non-employee directors is only recognized if the exercise price of the stock option is less than the fair market value of the underlying stock at the grant date. Compensation expense related to stock appreciation rights (“SARs”) is recognized at the end of each period in the amount by which the quoted market value of the underlying shares covered by the grant exceeds the grant price recognized over the vesting term.

The following table reflects the pro forma net income (loss) and (loss) earnings per share assuming we applied the fair value method of SFAS No. 123. The pro forma disclosures shown are not necessarily representative of the effects on net income (loss) and (loss) earnings per share in future years.

	For the Years Ended
	December 31,
	2005	2004	2003

Net income (loss), as reported	$67,533	$70,312	$(49,953)
Add: Stock based compensation expense included in reported net income (loss), net of related tax effects	3,162	1,403	1,162
Less: Stock based compensation expense that would have been included in the determination of net income (loss) if the fair value method had been applied to all awards, net of related tax effects	(7,791)	(4,579)	(4,828)

Pro forma net income (loss)	62,904	67,136	(53,619)
Loss on repurchase of preferred stock	133,681	—	—
Accretion of preferred stock to redemption value	211,020	—	—
Preferred dividend	11,708	21,791	58,397

Pro forma (loss) income available to common shareholders	$(293,505)	$45,345	$(112,016)

Basic (loss) earnings per share
As reported	$(9.10)	$1.19	$(3.53)
Pro forma	$(9.25)	$1.12	$(3.65)
Diluted (loss) earnings per share
As reported	$(9.10)	$1.15	$(3.53)
Pro forma	$(9.25)	$1.07	$(3.65)

R.H. DONNELLEY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The weighted average fair value of stock awards ($19.76 in 2005, $13.64 in 2004 and $9.21 in 2003) was estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions:

	For the Years Ended
	December 31,
	2005	2004	2003

Dividend yield	0%	0%	0%
Expected volatility	29%	30%	35%
Risk-free interest rate	3.9%	3.5%	2.6%
Expected holding period	5 years	3 years	4 years

The Company grants stock awards to eligible employees that are subject to specific vesting conditions. These stock awards have an accelerated vesting feature associated with eligible employee retirement, allowing for the immediate exercise of stock awards without providing any future service. For pro forma reporting purposes, the Company follows the nominal vesting period approach, which requires the recognition of compensation expense over the vesting period and, if an employee terminates by reason of eligible retirement before the end of the vesting period, any remaining unrecognized compensation cost is recognized at the date of eligible retirement. Statement of Financial Accounting Standards No. 123(R), Share-Based Payment (“SFAS No. 123(R)”), specifies that an award is vested when the employee’s retention of the award is no longer contingent on providing subsequent service (the “non-substantive vesting period approach”). This would be the case for awards that vest when employees retire and for awards that are granted to retirement eligible employees. Accordingly, related compensation cost must be recognized immediately for awards granted to retirement eligible employees or over the period from the grant date to the date retirement eligibility is achieved, if that is expected to occur during the nominal vesting period.

We will continue to follow the nominal vesting period approach for (1) any new stock awards granted prior to adopting SFAS No. 123(R) and (2) the remaining portion of unvested outstanding awards after adopting SFAS No. 123(R). Upon adoption of SFAS No. 123(R), we will apply the non-substantive vesting period approach to new grants that have retirement eligibility provisions. The effect on net income of applying the nominal vesting approach versus the non-substantive vesting approach for the years ended December 31, 2005 and 2003 was immaterial and would have been approximately $2.7 million for 2004, net of tax.

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

New Accounting Pronouncements.  On December 16, 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123(R), which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. The approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123; however, SFAS No. 123(R) requires companies to calculate the fair value of all share-based payments to employees, including grants of employee stock options, and amortize that amount over the vesting period as an expense through the statement of operations. Pro forma disclosure, as allowed under SFAS No. 123, will no longer be a permitted alternative. SFAS No. 123(R) offers a choice of transition methods including Modified Prospective and Modified Retrospective (to all prior periods or interim periods in year of adoption).

On April 14, 2005, the Securities and Exchange Commission (“SEC”) announced the adoption of a new rule that amends the compliance dates for SFAS No. 123(R). The SEC’s new rule allows companies to implement SFAS No. 123(R) at the beginning of their next fiscal year, instead of the next reporting period,

R.H. DONNELLEY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

that begins after June 15, 2005. The Company adopted SFAS No. 123(R) effective January 1, 2006 using the Modified Prospective application method. Upon adoption of SFAS No. 123(R), the Company anticipates that it will recognize pre-tax compensation expense of approximately $47 million related to its equity awards during 2006, of which approximately $35 million of pre-tax compensation expense relates to a modification of existing equity awards and issuance of new awards in conjunction with the Dex Media Merger. See Note 17, “Subsequent Events” for further information regarding the Dex Media Merger.

In May 2005 the FASB issued Statement of Financial Accounting Standards No. 154, Accounting Changes and Error Corrections — A replacement of APB Opinion No. 20 and FASB Statement No. 3 (“SFAS No. 154”). The Statement applies to all voluntary changes in accounting principle, and changes the requirements for accounting for and reporting of a change in accounting principle. SFAS No. 154 requires retrospective application to prior periods’ financial statements for voluntary changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. APB Opinion No. 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. This Statement carries forward without change the guidance contained in APB Opinion 20 for reporting the correction of an error in previously issued financial statements and a change in accounting estimate. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Accordingly, the Company will adopt SFAS No. 154 effective January 1, 2006. The Company does not expect the adoption of SFAS No. 154 to have a material impact on its consolidated financial position, results of operations or cash flows.

The Company has reviewed other new accounting standards not identified above and does not believe any other new standards will have a material impact on the Company’s financial position or operating results.

3.	Acquisitions

On January 31, 2006, we acquired all of the outstanding common stock of Dex Media for a purchase price of $4.1 billion, consisting of 36,547,381 shares of our common stock valued at $2.2 billion and $1.9 billion in cash. We also assumed all of Dex Media’s outstanding indebtedness with a fair value of $5.7 billion. See Note 17, “Subsequent Events” for a further description of the Dex Media Merger.

On September 1, 2004, we completed the AT&T Directory Acquisition for $1.41 billion in cash, after working capital adjustments and the settlement of a $30 million liquidation preference owed to us related to DonTech. As a result of the acquisition, we became the publisher of AT&T-branded yellow pages directories in Illinois and Northwest Indiana. The results of the AT&T Directory Business are included in our consolidated results from and after September 1, 2004. The AT&T Directory Business now operates as R.H. Donnelley Publishing & Advertising of Illinois Partnership, an indirect wholly owned subsidiary of the Company.

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

The primary purpose of each acquisition was to facilitate the Company’s transformation from a sales agent and pre-press vendor for yellow pages advertising to a leading publisher of yellow pages directories with control over its business. The acquisitions were accounted for as purchase business combinations in accordance with SFAS No. 141, Business Combinations. Each purchase price was allocated to the related tangible and identifiable intangible assets acquired and liabilities assumed based on their respective estimated fair values on the acquisition dates. Certain long-term intangible assets were identified and recorded at their estimated fair value. Identifiable intangible assets acquired include directory services agreements between the Company and

R.H. DONNELLEY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Sprint and the Company and AT&T, customer relationships and acquired trademarks and trade names. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, the fair values of the identifiable intangible assets are being amortized over their estimated useful lives in a manner that best reflects the economic benefits derived from such assets. Goodwill is not amortized but is subject to impairment testing on an annual basis. See Note 2, Summary of Significant Accounting Policies — Identifiable Intangible Assets and Goodwill, for a further description of our intangible assets and goodwill.

Under purchase accounting rules, we did not assume or record the deferred revenue balance associated with the AT&T Directory Business of $204.1 million at September 1, 2004 or the deferred revenue balance of the SPA Business of $315.9 million at January 3, 2003. These amounts represented revenue that would have been recognized subsequent to each acquisition under the deferral and amortization method in the absence of purchase accounting. Accordingly, we did not and will not record revenue associated with directories that were published prior to each acquisition as well as directories that were published in the month each acquisition was completed. Although the deferred revenue balances were eliminated, we retained all the rights associated with the collection of amounts due under and contractual obligations under the advertising contracts executed prior to the acquisitions. As a result, the billed and unbilled accounts receivable balances acquired in both acquisitions became assets of the Company. Also under purchase accounting rules, we did not assume or record the deferred directory costs related to those directories that were published prior to each acquisition as well as directories that published in the month each acquisition was completed, totaling $175.8 million for AT&T-branded directories and $63.3 million for Sprint-branded directories. These costs represented deferred operating expenses that would have been recognized subsequent to the acquisitions under the deferral and amortization method in the absence of purchase accounting.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed in the AT&T Directory Acquisition on September 1, 2004:

Current assets	$258,595
Non-current assets	80,552
Intangible assets	1,097,500
Goodwill	212,929

Total assets acquired	1,649,576
Current liabilities	(200,006)
Non-current liabilities	(918)

Total liabilities assumed	(200,924)

Net assets acquired	$1,448,652

The unaudited pro forma financial information presented below has been prepared in accordance with SFAS No. 141, Business Combinations, and includes the combined AT&T Directory Business and RHD GAAP results for 2003 and 2004. Summarized unaudited condensed pro forma information for the years ended December 31, 2004 and 2003 assuming the AT&T Directory Acquisition and related financing had occurred on January 1, 2003 and 2004 is presented below. The following unaudited pro forma information does not purport to represent what the Company’s results of operations would actually have been if the AT&T Directory

R.H. DONNELLEY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Acquisition had in fact occurred on January 1, 2003 and 2004 and is not necessarily representative of results of operations for any future period.

	For the Years Ended
	December 31,
	2004	2003

Net revenue	$904,579	$716,979
Operating income	409,970	258,315
Net income	119,919	32,089
Preferred dividend	21,791	58,397
Income (loss) available to common shareholders	98,128	(26,308)
Diluted earnings (loss) per share	$2.32	$(0.86)

4.	Restructuring and Impairment Charges

The table below shows the activity in our restructuring reserves during 2003, 2004 and 2005.

	2001	2003	2005
	Restructuring	Restructuring	Restructuring
	Actions	Actions	Actions	Total

Balance at December 31, 2002	$1,675	$—	$—	$1,675
Additions to reserve charged to goodwill	—	2,878	—	2,878
Additions to reserve charged to earnings	—	9,531	—	9,531
Payments	(1,162)	(3,910)	—	(5,072)
Reserve reversal	(513)	—	—	(513)

Balance at December 31, 2003	—	8,499	—	8,499
Additions to reserve charged to earnings	—	2,657	—	2,657
Payments	—	(7,695)	—	(7,695)

Balance at December 31, 2004	—	3,461	—	3,461
Additions to reserve charged to goodwill	—	—	8,828	8,828
Payments	—	(1,884)	(2,356)	(4,240)

Balance at December 31, 2005	$—	$1,577	$6,472	$8,049

During 2003, the 2001 restructuring actions were completed, resulting in payments of $1.2 million and the remaining balance of $.5 million was reversed and included in income. These restructuring actions resulted primarily from an executive management transition and the expiration of a pre-press publishing contract in December 2002.

Following the SPA Acquisition on January 3, 2003, we consolidated publishing and technology operations, sales offices and administrative personnel and relocated the headquarters functions in Overland Park, Kansas and Purchase, New York to Cary, North Carolina. Approximately 140 people were affected by the relocation of the headquarters functions in Overland Park, Kansas and Purchase, New York, of which 75 have been included in the restructuring reserve. The remaining 65 people have relocated with the Company.

In 2003, $2.9 million was charged to goodwill representing the closure of the pre-press publishing facility operated by SPA in Blountville, Tennessee and severance paid to certain SPA executives who were terminated immediately upon the closing of the acquisition. The reserve for the pre-press publishing facility was $2.2 million and represents the remaining lease payments, net of estimated sub-lease income. An additional reserve of $0.3 million was recorded during 2004 for additional facility related costs as well as $1.3 million

R.H. DONNELLEY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

related to severance and other related cost estimates. Net payments of $0.9 million and $0.4 million were made with respect to the former pre-press publishing facility during 2004 and 2005, respectively, and the remaining payments will be made through 2012. The severance for SPA executives of $0.7 million was paid in full in 2003. Restructuring charges are included in general and administrative expenses in our consolidated statement of operations.

In 2003, $9.5 million was charged to earnings primarily representing severance and related costs associated with the consolidation of the publishing and technology operations, sales offices and administrative personnel and the relocation of our headquarters. Payments of $3.6 million and $0.6 million were made during 2004 and 2005, respectively, related to severance and related costs and relocation. During 2004, several employees included in the initial reserve estimate were redirected within the Company resulting in a reduction to the reserve of $1.2 million. An additional reserve of $2.3 million was recorded during 2004, representing the estimated fair value of the remaining lease payments, net of estimated sub-lease income on the former Purchase, New York headquarters office lease. Net payments of $0.5 million and $0.8 million were made with respect to the former headquarters office lease during 2004 and 2005, respectively, and the remaining payments will be made through 2006.

During the first quarter of 2005, we completed a restructuring relating to the integration of the AT&T Directory Business. Approximately 63 employees were affected by the restructuring; 57 were terminated during the first quarter of 2005, and 6 were relocated to our corporate headquarters in Cary, North Carolina. Additionally, we vacated certain of our leased facilities in Chicago, Illinois. We estimated the costs associated with the terminated employees and the abandonment of certain of our leased facilities to be approximately $8.8 million and such costs were charged against goodwill during the first quarter of 2005. Payments of $1.4 million have been made with respect to severance, relocation and retention during 2005 and payments of $1.0 million were made in 2005 with respect to leased facilities in Chicago, Illinois. The remaining lease payments will be made through 2012. All other costs associated with the restructuring plan were estimated to be approximately $0.2 million and are being charged to earnings as incurred.

5.	Long-Term Debt, Credit Facilities and Notes

Long-term debt at December 31, 2005 and 2004, consisted of the following:

	2005	2004

Credit Facility	$2,170,915	$2,202,342
8.875% Senior Notes due 2010	7,934	325,000
10.875% Senior Subordinated Notes due 2012	600,000	600,000
6.875% Senior Notes due 2013	300,000	—

Total	3,078,849	3,127,342
Less current portion	100,234	162,011

Long-term debt	$2,978,615	$2,965,331

Credit Facility

As of December 31, 2005, our Senior Secured Credit Facility, as amended and restated (“Credit Facility”), consists of a $313.4 million Term Loan A-2, a $116.0 million Term Loan A-3, a $1,429.5 million Term Loan D, a $350 million Term Loan D-1 and a $175 million Revolving Credit Facility (the “Revolver”) for an aggregate Credit Facility of $2,383.9 million. All Term Loans require quarterly principal and interest payments. The Credit Facility provides for a new Term Loan C for potential borrowings up to $400 million, such proceeds, if borrowed, to be used to fund acquisitions and for retirement of Notes (defined below). As of December 31, 2005, the outstanding balances of Term Loans A-2, A-3, D and D-1 were $284.6 million,

R.H. DONNELLEY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$105.5 million, $1,425.8 million and $350.0 million, respectively and $5.0 million was outstanding under the Revolver. The Revolver, Term Loan A-2 and Term Loan A-3 mature in December 2009 and Term Loans D and D-1 mature in June 2011. The weighted average interest rate of outstanding debt under the Credit facility was 6.21% and 4.32% at December 31, 2005 and 2004, respectively.

As amended, our restated Credit Facility bears interest, at our option, at either:

•	The higher of (i) a base rate as determined by the Administrative Agent, Deutsche Bank Trust Company Americas, plus a 1.00% margin on the Revolver and Term Loan A-2 and a 0.75% margin on Term Loan A-3, Term Loan D and Term Loan D-1; and (ii) the Federal Funds Effective Rate (as defined) plus 0.50%, plus a 1.00% margin on the Revolver and Term Loan A-2 and a 0.75% margin on Term Loan A-3, Term Loan D and Term Loan D-1; or

•	LIBOR rate plus a 2.00% margin on the Revolver and Term Loan A-2, 1.75% margin on Term Loan A-3 and Term Loan D, and a 1.50% margin on Term Loan D-1. We may elect interest periods of 1, 2, 3, 6, 9 or 12 months for LIBOR borrowings.

The Credit Facility and the indentures governing the Notes (defined below) contain usual and customary negative covenants that, among other things, place limitations on our ability to (i) incur additional indebtedness, including capital leases and liens; (ii) pay dividends and repurchase our capital stock; (iii) enter into mergers, consolidations, acquisitions, asset dispositions and sale-leaseback transactions; (iv) make capital expenditures; (v) issue capital stock of our subsidiaries; and (vi) engage in transactions with our affiliates. The Credit Facility also contains financial covenants relating to maximum consolidated leverage, minimum interest coverage and maximum senior secured leverage as defined therein. Substantially all of our assets, including the capital stock of our subsidiaries, are pledged to collateralize our obligation under the Credit Facility and Senior Notes (defined below).

On September 1, 2004, in connection with the AT&T Directory Acquisition, we amended and restated our Credit Facility, which then consisted of a $700 million Term Loan A-2, a $1,650 million Term Loan B-2 and a $175 million Revolver for an aggregate facility of $2,525 million.

On December 6, 2004, we amended our restated Credit Facility to accomplish the following objectives:

•	obtain more favorable pricing on our variable rate debt;

•	provide for a new Term Loan A-3 and a new Term Loan D, both replacing the Term Loan B-2;

•	adjust non-financial covenants to make them less restrictive for corporate operating flexibility; and

•	obtain consent to carve out designated additional debt from required mandatory prepayments.

On December 13, 2005, we amended our Credit Facility to accomplish the following objectives:

•	provide for a new $350 million Term Loan D-1 to fund the repurchase of the 8.875% Senior Notes due 2010 and pay transaction and prepayment costs;

•	adjust non-financial covenants to make them less restrictive for corporate operating flexibility; and

•	obtain consent for the Dex Media Merger and GS Repurchase.

Each of these amendments to the restated Credit Facility was accounted for as a modification of the underlying debt instruments.

Notes

On February 6, 2004, the Company redeemed the remaining aggregate principal amount of the 9.125% Senior Subordinated Notes due 2008 totaling $21.2 million at a redemption price of 104.563% of the

R.H. DONNELLEY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

principal amount thereof, plus accrued and unpaid interest. During 2004, we recorded interest expense related to these notes of $1.2 million, consisting of a premium over par value paid at redemption of $1.0 million, plus the write-off of $0.2 million of unamortized deferred financing costs.

In connection with the SPA Acquisition, we issued $325 million 8.875% Senior Notes due 2010 (“Senior Notes”) and $600 million 10.875% Senior Subordinated Notes due 2012 (“Subordinated Notes” and collectively with the Senior Notes, the “Notes”). These Notes are unsecured obligations of the Company and interest is paid on these Notes semi-annually on June 15 and December 15. On December 20, 2005, we repurchased through a tender offer and exit consent solicitation $317.1 million of the Senior Notes. We are considering, among other alternatives, redemption of the remaining $7.9 million Senior Notes in 2006. Proceeds from the Credit Facility’s $350 million Term Loan D-1 were used to fund the partial repurchase, a call premium of $25.3 million and pay transaction costs. The partial repurchase of the Senior Notes has been accounted for as an extinguishment of debt and $32.7 million has been recorded as interest expense for the year ended December 31, 2005, consisting of the $25.3 million call premium and write-off of $7.4 million of unamortized deferred financing costs.

On January 14, 2005, R.H. Donnelley Corporation issued $300 million of 6.875% Senior Notes (“Holdco Notes”), the proceeds of which were used to redeem 100,303 shares of the then outstanding Preferred Stock from the GS Funds, pay transaction costs and repay debt associated with our Credit Facility. Interest is payable on the Holdco Notes semi-annually in arrears on January 15 and July 15 of each year, commencing July 15, 2005. The Holdco Notes are unsecured senior obligations of the Company and mature on January 15, 2013. In connection with the issuance of the Holdco Notes, we entered into a registration rights agreement under which we completed an exchange offer registration statement with the SEC in June 2005.

At December 31, 2005, the remaining 8.875% Senior Notes had a fair value of $8.5 million and are redeemable at our option beginning in 2006 at the following prices:

Redemption Year	Price

2006	104.438%
2007	102.219%
2008 and thereafter	100.000%

At December 31, 2005, the 10.875% Senior Subordinated Notes had a fair value of $681.8 million and are redeemable at our option beginning in 2007 at the following prices:

Redemption Year	Price

2007	105.438%
2008	103.625%
2009	101.813%
2010 and thereafter	100.000%

At December 31, 2005, the 6.875% Senior Notes had a fair value of $280.5 million and are redeemable at our option beginning in 2009 at the following prices:

Redemption Year	Price

2009	103.438%
2010	101.719%
2011 and thereafter	100.000%

R.H. DONNELLEY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Aggregate maturities of long-term debt at December 31, 2005 were:

2006	$100,234
2007	95,234
2008	104,892
2009	166,650
2010	1,086,364
Thereafter	1,525,475

Total	$3,078,849

Dex Media Merger and GS Repurchase Financing

On January 27, 2006, in connection with the Dex Media Merger, we issued $660 million 6.875% Series A-2 Senior Discount Notes due January 15, 2013 for gross proceeds of $600.5 million and $1,210 million 8.875% Series A-3 Senior Notes due January 15, 2016 to pay the cash portion of the purchase price to the Dex Media stockholders. Also on January 27, 2006, we issued $365 million 6.875% Series A-1 Senior Discount Notes due January 15, 2013 for gross proceeds of $332.1 million to fund the GS Repurchase. Additionally, we assumed Dex Media’s outstanding indebtedness with a fair value of approximately $5.7 billion. See Note 17, “Subsequent Events,” for additional information regarding these transactions.

6.	Partnership Income and Investment

Before the AT&T Directory Acquisition, partnership income included our 50% share of the net profits of DonTech and revenue participation income received directly from AT&T, which was based on the value of advertising sales. As a result of the AT&T Directory Acquisition, AT&T ceased paying us revenue participation income, we now consolidate all net profits from DonTech, and our DonTech partnership investment was eliminated. Consequently, partnership income was no longer reported commencing September 1, 2004. Rather, following the AT&T Directory Acquisition, the revenues, expenses and income of the acquired AT&T Directory Business are directly recorded in our Consolidated Statements of Operations. Partnership income from DonTech for the eight months ended August 31, 2004 and year ended December 31, 2003 consisted of the following:

	Eight Months Ended	Year Ended
	August 31,	December 31,
	2004	2003

50% share of DonTech net profits	$12,777	$17,347
Revenue participation income	65,190	96,705

Total DonTech income	$77,967	$114,052

Summarized financial information of DonTech is shown in the table below. Prior to September 1, 2004, these results were not consolidated in our financial statements.

	Eight Months	Year Ended
	Ended August 31,	December 31,
	2004	2003

Net revenues	$68,777	$99,711
Operating income	$25,428	$33,526
Net income	$25,554	$34,694

R.H. DONNELLEY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	Redeemable Preferred Stock and Warrants

We have 10,000,000 shares of preferred stock authorized for issuance. At December 31, 2005 and 2004, we had 100,301 and 200,604 shares of Preferred Stock outstanding, respectively. On January 27, 2006, we completed the GS Repurchase and subsequently, there are no outstanding shares of our Preferred Stock.

In a series of transactions related to the SPA Acquisition in November 2002 and January 2003, we issued through a private placement 200,604 shares of Preferred Stock and warrants to purchase 1,650,000 shares of our common stock to the GS Funds for gross proceeds of $200 million. Exercise prices related to the warrants range between $26.28 and $28.62, which are exercisable at any time during a five-year term.

Prior to the GS Repurchase, the Preferred Stock, and any accrued and unpaid dividends, were convertible by the GS Funds into common stock at any time after issuance at a price of $24.05 per share and earned a cumulative dividend of 8% compounded quarterly. We could not pay cash dividends on the Preferred Stock through September 30, 2005, during which time the dividend accreted. As of December 31, 2005, no Preferred Stock dividends have been paid in cash to the GS Funds by the Company.

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

In connection with each issuance of our Preferred Stock and each subsequent quarterly dividend date through September 30, 2005, a BCF was recorded because the fair value of the underlying common stock at the time of issuance was greater than the conversion price of the Preferred Stock. The BCF is treated as a deemed dividend because the Preferred Stock was convertible into common stock immediately after issuance. Commencing October 3, 2005, the Preferred Stock was no longer convertible into common stock, and consequently, we will no longer recognize any BCF. The Preferred Stock dividend in 2005 and 2004 of $11.7 million and $21.8 million, respectively, consisted of the stated 8% dividend of $10.1 million (including $2.5 million of accrued cash dividends) and $17.9 million, respectively, and a BCF of $1.6 million and $3.9 million, respectively.

On January 14, 2005, we repurchased 100,303 shares of our outstanding Preferred Stock from the GS Funds for $277.2 million in cash. In order to fund this repurchase, on January 14, 2005, we issued $300 million of Holdco Notes. See Note 5, Long-Term Debt, Credit Facilities and Notes, for a further discussion of the financing associated with this transaction. In connection with the Preferred Stock repurchase, we recorded a reduction in earnings available to common shareholders on the Consolidated Statements of Operations of $133.7 million to reflect the loss on the repurchase of these shares for the year-ended December 31, 2005. The excess of the cash paid to the GS Funds over the carrying amount of the repurchased Preferred Stock, plus the amount previously recognized for the BCF associated with these shares has been recognized as the loss on repurchase. Such amount represents a return to the GS Funds and, therefore has been treated in a manner similar to the treatment of the Preferred Stock dividend.

R.H. DONNELLEY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On January 27, 2006 we repurchased the remaining 100,301 shares of our outstanding Preferred Stock from the GS Funds for $336.1 million in cash including accrued cash dividends and interest pursuant to the terms of a Stock Purchase and Support Agreement (the “Stock Purchase Agreement”) dated October 3, 2005. The aggregate purchase price, as defined in the Stock Purchase Agreement, was equal to: (i) the product of $64.00 and the number of shares of the Company’s common stock into which the outstanding shares of the Preferred Stock was convertible as of (and including) September 30, 2005; plus (ii) an amount equal to the amount of cash dividends that would have accrued on the outstanding shares of the Preferred Stock had the parties not entered into the Stock Purchase Agreement from and after October 1, 2005 through and including the earlier of the date on which the transactions contemplated in the Stock Purchase Agreement are completed and January 3, 2006. The purchase price also included a daily interest component (as defined) based on the number of days from January 3, 2006 to the repurchase date, January 27, 2006.

Based on the terms of the Stock Purchase Agreement, the repurchase of the Preferred Stock became a probable event on October 3, 2005, requiring the recorded value of the Preferred Stock to be accreted to its redemption value. The accretion to redemption value during 2005 totaled $211.0 million and has been recorded as a reduction to net income available to common shareholders on the Consolidated Statements of Operations for the year ended December 31, 2005. In conjunction with the GS Repurchase in the first quarter of 2006, we will reverse the previously recorded BCF related to these shares and record an increase to income available to common shareholders of approximately $31.2 million.

On January 27, 2006, in order to fund the GS Repurchase, we issued $365 million 6.875% Series A-1 Senior Discount Notes due January 15, 2013 for gross proceeds of $332.1 million. See Note 17, “Subsequent Events” for additional information regarding this transaction.

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

R.H. DONNELLEY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Changes in awards outstanding under all of our stock incentive plans for the last three years were as follows:

		Weighted Average
		Exercise/Grant
	Shares	Price Per Share

Awards outstanding, December 31, 2002	4,282,621	$20.97
Granted	484,676	30.54
Exercised	(1,278,643)	16.76
Canceled or expired	(144,242)	25.28

Awards outstanding, December 31, 2003	3,344,412	23.78
Granted	1,279,357	41.55
Exercised	(374,152)	19.60
Canceled or expired	(214,732)	28.54

Awards outstanding, December 31, 2004	4,034,885	29.57
Granted	384,093	59.54
Exercised	(334,718)	22.06
Canceled or expired	(82,016)	46.99

Awards outstanding, December 31, 2005	4,002,244	$32.69

Available for future grants at December 31, 2005	5,301,277

The following table summarizes information about stock awards outstanding and exercisable at December 31, 2005:

	Stock Awards Outstanding			Stock Awards Exercisable
		Weighted Average			Weighted Average
Range of		Remaining	Weighted Average		Exercise/
Exercise/Grant		Contractual Life	Exercise/Grant		Grant Price Per
Prices	Shares	(In Years)	Price Per Share	Shares	Share

$11.10-$14.75	34,109	1.76	$14.02	34,109	$14.02
$15.22-$19.41	401,804	3.09	15.74	401,804	15.74
$24.75-$29.59	1,795,290	4.47	25.97	1,398,971	25.96
$30.11-$39.21	236,075	4.14	30.80	79,719	31.01
$41.10-$43.85	1,142,486	5.40	41.32	210,772	41.12
$46.06-$53.74	36,600	5.28	47.90	7,066	47.24
$56.72-$64.95	355,880	6.20	59.54	225	59.00

	4,002,244	4.72	$32.69	2,132,666	$25.60

At December 31, 2005, there were 4,002,244 awards outstanding at a weighted average exercise price per share of $32.69 and 2,132,666 awards exercisable at a weighted average exercise price per share of $25.60. At December 31, 2004, there were 4,034,885 awards outstanding at a weighted average exercise price per share of $29.57 and 1,709,293 awards exercisable at a weighted average exercise price per share of $22.98. At December 31, 2003, there were 3,344,412 awards outstanding at a weighted average exercise price per share of $23.78 and 1,526,193 awards exercisable at a weighted average exercise price per share of $20.10

On February 24, 2005, the Company granted 0.5 million stock appreciation rights (“SARs”) to certain employees in conjunction with its annual grant of stock incentive awards. These SARs, which are settled in our common stock, were granted with a grant price of $59.00 per share, which was equal to the fair market

R.H. DONNELLEY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

value of the Company’s common stock on the grant date, and vest ratably over three years. On July 28, 2004, the Company granted 0.9 million SARs to certain employees, including senior management, in connection with the AT&T Directory Acquisition. These SARs, which are settled in our common stock, were granted with a grant price of $41.58 per share, which was equal to the fair market value of the Company’s common stock on the grant date, and initially were scheduled to vest entirely only after five years. The maximum appreciation of the July 28, 2004 SAR grants is 100% of the initial grant price. In accordance with APB No. 25 and FIN 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans, we recognize non-cash compensation at the end of each period in the amount by which the quoted market value of the underlying shares covered by the grant exceeds the grant price recognized over the vesting term. We recognized non-cash compensation related to these and other smaller SAR grants of $4.1 million and $1.3 million during the year ended December 31, 2005 and 2004, respectively.

In connection with the SPA Acquisition, the Company granted 1.5 million options (“Founders Grant”) to certain employees, including senior management, during 2002. These options were granted in October 2002 with an exercise price equal to the fair market value of the Company’s common stock on the date of grant. However, the award of these options was contingent upon the successful closing of the SPA Acquisition. Therefore, these options were subject to forfeiture until January 3, 2003, by which time the fair market value of the Company’s common stock exceeded the exercise price. Accordingly, these options are accounted for as compensatory options and resulted in a charge of $1.0 million during each of the years ended December 31, 2005 and 2004.

The sale of Preferred Stock in connection with the SPA Acquisition triggered a change in control under the terms of the Company’s stock incentive plans. Accordingly, all awards granted through the end of 2002, with the exception of the Founders Grant options and options held by senior management (who waived the change in control provisions), became fully vested.

In connection with the Dex Media Merger, the Company granted on October 3, 2005, 1.1 million SARs to certain employees, including senior management. These SARs were granted with an exercise price of $65.00 and vest ratably over three years. The award of these SARs was contingent upon the successful completion of the Dex Media Merger. The Dex Media Merger triggered a change in control under the Company’s stock incentive plans.

Accordingly, all awards granted through January 31, 2006, with the exception of stock awards held by senior management (who waived the change of control provisions), became fully vested. In addition, the vesting conditions related to the July 28, 2004 SARs grant were modified as a result of the Dex Media Merger, which now vest ratably over three years from the date of grant. Lastly, at January 31, 2006, equity awards outstanding under the existing Dex Media equity compensation plans totaled 4.0 million Dex Media option shares and had a weighted average exercise price of $5.48 per option share. As a result of the Dex Media Merger, all outstanding Dex Media equity awards were converted to RHD equity awards on February 1, 2006. Upon conversion to RHD equity awards, the number of securities to be issued upon exercise of outstanding awards totaled 1.7 million shares of RHD and have a weighted average exercise price of $12.73. On February 1, 2006, the number of RHD shares remaining available for future issuance totaled 0.5 million under the Dex Media, Inc. 2004 Incentive Award Plan. See Note 17, “Subsequent Events” for additional information.

9.	Income Taxes

Deferred tax assets and liabilities are determined based on the estimated future tax effects of temporary differences between the financial statements and tax basis of assets and liabilities, as measured by the current enacted tax rates. Deferred tax expense (benefit) is the result of changes in the deferred tax asset and liability.

R.H. DONNELLEY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Provision (benefit) for income taxes consisted of:

	2005	2004	2003

Current provision (benefit)
U.S. Federal	$—	$(25,348)	$4,768
State and local	—	(207)	(556)

Total current (benefit) provision	—	(25,555)	4,212
Deferred provision (benefit)
U.S. Federal	37,087	66,230	(31,722)
State and local	6,089	5,231	(8,508)

Total deferred provision (benefit)	43,176	71,461	(40,230)

Provision (benefit) for income taxes	$43,176	$45,906	$(36,018)

The following table summarizes the significant differences between the U.S. Federal statutory tax rate and our effective tax rate.

	2005	2004	2003

Statutory U.S. Federal tax rate	35.0%	35.0%	35.0%
State and local taxes, net of U.S. Federal tax benefit	3.6	4.5	6.8
Non-deductible expense	0.4	—	—

Effective tax rate	39.0%	39.5%	41.8%

R.H. DONNELLEY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Deferred tax assets and liabilities consisted of the following at December 31, 2005 and 2004:

	2005	2004

Deferred tax assets
Reorganization and restructuring costs	$1,422	$616
Bad debts	5,445	1,313
Postretirement benefits	4,755	3,493
Capital loss carryforward	6,148	6,148
Deferred compensation	4,022	2,366
Deferred directory cost uplift	4,148	4,812
Net operating loss carryforwards	163,356	71,630
Other	—	12,004

Total deferred tax assets	189,296	102,382
Valuation allowance	(6,148)	(6,148)

Net deferred tax assets	183,148	96,234

Deferred tax liabilities
Equity investment	—	58,741
Pension	10,914	8,804
Depreciation and amortization	218,232	138,559
Other	265	—

Deferred costs	92,672	—

Total deferred tax liabilities	322,083	206,104

Net deferred tax liability	$138,935	$109,870

The 2005 provision for income taxes of $43.2 million is comprised of a deferred tax provision due to the taxable loss generated in the current period. The 2005 deferred tax provision resulted in an effective tax rate of 39.0% and net operating losses of approximately $168.6 million related to tax deductions and amortization expense recorded for tax purposes compared to book purposes with respect to the intangible assets acquired in connection with the SPA Acquisition and the AT&T Directory Acquisition. The 2005 effective tax rate reflects a decrease in the state and local tax rate due to integration of the SPA Acquisition and the AT&T Directory Acquisition.

At December 31, 2005, the Company had $3.6 million of federal alternative minimum tax (AMT) credit carryforward, which does not expire. The Company also had federal and state net operating loss carryforwards of approximately $342.5 million (net of carryback) and approximately $650.0 million, respectively. In assessing the realizability of our deferred tax assets, we have considered whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during periods in which those temporary differences become deductible. In making this determination, under the applicable financial reporting standards, we are allowed to consider the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies. Based upon the future taxable income over the periods in which the deferred tax assets are utilizable and projected future taxable income, we believe it is more likely than not that we will realize the benefits of the deferred tax assets. The federal net operating loss carryforward will begin to expire in 2023, and the state net operating loss carryforwards will begin to expire in 2008. A portion of the benefits from the net operating loss carryforwards is reflected in additional paid-in capital as a portion of these

R.H. DONNELLEY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

net operating loss carryforwards are generated by deductions related to the exercise of stock options. The 2005 and 2004 deduction for stock options was $13.2 million and $10.1 million, respectively.

The 2004 provision for income taxes of $45.9 million was comprised of a current tax benefit of $25.6 million and a deferred tax provision of $71.5 million. The 2004 current tax benefit resulted in an effective tax rate of 39.5% and net operating losses of approximately $72.4 million related to tax deductions in connection with the SPA Acquisition and the AT&T Directory Acquisition. The 2004 deferred tax provision of $71.5 million was primarily related to the difference in amortization expense recorded for tax purposes compared to book purposes with respect to the intangible assets acquired in connection with the SPA Acquisition and the AT&T Directory Acquisition. The 2004 effective tax rate reflects a decrease in the state and local tax rate due to integration of the SPA Acquisition and the AT&T Directory Acquisition.

The 2003 tax benefit of $36.0 million was comprised of current tax provision $4.2 million and a deferred tax benefit of $40.2 million. The 2003 tax benefit resulted in an effective tax rate of 41.8% and net operating losses of approximately $176.0 million related to tax deductions in connection with the SPA Acquisition. The 2003 deferred tax benefit primarily related to the net operating loss generated in 2003 is partially offset by a deferred tax provision principally relating to the difference in amortization recorded for tax purposes compared to book purposes with respect to intangible assets acquired in connection with the SPA Acquisition.

The Company is currently under federal tax audit by the Internal Revenue Service for the taxable years 2003 and 2004. The Company believes that adequate provisions have been made with respect to the federal tax audit and the Company believes the resolution of such audit will not have a material adverse effect on the Company’s financial position, results of operations, or cash flows. In addition, certain state tax returns are under examination by various regulatory authorities. We continuously review issues raised in connection with ongoing examinations and open tax years to evaluate the adequacy of our reserves. We believe that our accrued tax liabilities are adequate to cover all probable U.S. federal and state income tax loss contingencies.

10.	Benefit Plans

Retirement Plans.  We have a cash balance defined benefit pension plan covering substantially all employees with at least one year of service. The benefits to be paid to employees are based on years of service and a percentage of total annual compensation. The percentage of compensation allocated to a retirement account ranges from 3.0% to 12.5% depending on age and years of service (“cash balance benefit”). Benefits for certain employees who were participants in the predecessor The Dun & Bradstreet Corporation (“D&B”) Defined Benefit Pension Plan are also determined based on the participant’s average compensation and years of service (“final average pay benefit”) and benefits to be paid will equal the greater of the final average pay benefit or the cash balance benefit. Pension costs are determined using the projected unit credit actuarial cost method. Our funding policy is to contribute an amount at least equal to the minimum legal funding requirement. No contributions were required to be made in 2005, 2004 or 2003. The underlying pension plan assets are invested in diversified portfolios consisting primarily of equity and debt securities. We use a measurement date of December 31 for the majority of our plan assets.

We also have an unfunded non-qualified defined benefit pension plan, the Pension Benefit Equalization Plan (“PBEP”), which covers senior executives and certain key employees. Benefits are based on years of service and compensation (including compensation not permitted to be taken into account under the previously mentioned defined benefit pension plan).

Savings Plan.  We offer a defined contribution savings plan to substantially all employees and contribute $0.50 for each dollar contributed by a participating employee, up to a maximum of 6% of each participating employee’s salary (including bonus and commissions). Contributions under this plan were $2.5 million, $1.7 million and $1.1 million for the years ended December 31, 2005, 2004 and 2003, respectively. Effective

R.H. DONNELLEY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

July 1, 2005, DonTech’s defined contribution savings plan was merged into the Company’s defined contribution savings plan.

Other Postretirement Benefits.  We have an unfunded postretirement benefit plan that provides certain healthcare and life insurance benefits to those full-time employees who reach retirement age while working for the Company.

In connection with the AT&T Directory Acquisition, we have assumed DonTech’s benefit plans. Information presented below for 2005 and 2004 includes amounts for the Company plans and the DonTech plans since September 1, 2004. The retirement and postretirement plans of the Company and DonTech are similar in nature and both share in a master trust. A summary of the funded status of the benefit plans at December 31, 2005 and 2004 was as follows:

	Retirement Plans		Postretirement Plan
	2005	2004	2005	2004

Change in benefit obligation
Benefit obligation, beginning of period	$113,389	$65,718	$19,434	$11,290
Benefit obligation, as of September 1, 2004 (DonTech)	—	38,521	—	6,492
Service cost	5,050	4,147	685	548
Interest cost	6,406	4,661	1,195	870
Plan participant contributions	—	—	258	231
Amendments	—	—	—	2,786
Actuarial loss	6,448	3,861	2,677	2,406
Benefits paid	(5,534)	(3,519)	(1,022)	(886)
Impact of Medicare D	—	—	—	(4,303)

Benefit obligation, end of period	$125,759	$113,389	$23,227	$19,434

Change in plan assets
Fair value of plan assets, beginning of period	$101,007	$64,798	$—	$—
Fair value of plan assets, as of September 1, 2004 (DonTech)	—	31,317	—	—
Return on plan assets	5,252	8,272	—	—
Employer contributions	58	139	765	655
Plan participant contributions	—	—	257	231
Benefits paid	(5,534)	(3,519)	(1,022)	(886)

Fair value of plan assets, end of period	$100,783	$101,007	$—	$—

Reconciliation of Funded Status
Funded status of plans	$(24,976)	$(12,382)	$(23,227)	$(19,434)
Unrecognized net loss	36,834	28,601	4,376	1,873
Unrecognized prior service costs	1,094	1,227	3,774	4,588

Net amount recognized	$12,952	$17,446	$(15,077)	$(12,973)

R.H. DONNELLEY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Net amounts recognized in the consolidated balance sheets at December 31, 2005 and 2004 were as follows:

	Retirement Plans		Postretirement Plan
	2005	2004	2005	2004

Prepaid benefit costs	$—	$19,430	$—	$—
Accrued liabilities	(11,906)	(2,499)	(15,077)	(12,973)
Intangible asset	1,146	—	—	—
Accrued other comprehensive income	23,712	515	—	—

Net amount recognized	$12,952	$17,446	$(15,077)	$(12,973)

The accumulated benefit obligation for all defined benefit pension plans was $112.7 million and $102.2 million at December 31, 2005 and 2004, respectively.

The projected benefit obligation and accumulated benefit obligation for the unfunded PBEP at December 31, 2005 and 2004 was as follows:

	2005	2004

Projected benefit obligation	$4,441	$3,183
Accumulated benefit obligation	$2,749	$2,316

The net periodic benefit expense of the retirement plans for the years ended December 31, 2005, 2004 and 2003 was as follows:

	2005	2004	2003

Service cost	$5,050	$4,147	$3,246
Interest cost	6,406	4,661	3,671
Expected return on plan assets	(8,363)	(6,680)	(5,910)
Unrecognized prior service cost	133	116	108
Amortization of net loss from earlier periods	1,326	733	—

Net periodic benefit expense	$4,552	$2,977	$1,115

Additional Information

			Postretirement
	Retirement Plans		Plan
	2005	2004	2005	2004

Increase in minimum pension liability included in other comprehensive income	$23,197	$515	$—	$—

The following assumptions were used in determining the benefit obligations for the retirement plans and postretirement plan:

	2005	2004	2003

Weighted average discount rate	5.50%	5.75%	6.00%
Rate of increase in future compensation	3.66%	3.66%	3.66%

The discount rate reflects the current rate at which the pension obligation could effectively be settled at the end of the year. The methodology used to determine the discount rate for 2005 was changed to a methodology that discounts the projected plan cash flows to the measurement date using the spot rates provided in the Citigroup Pension Discount Curve. A single discount rate is then computed so that the present

R.H. DONNELLEY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

value of the benefit cash flows using this single rate equals the present value computed using the Citigroup Pension Discount Curve. The Company changed to this approach in 2005 to better reflect the specific cash flows of these plans in determining the discount rate. In prior years, discount rates were developed by reference to the Moody’s long-term Aa corporate bond yield at the plan’s measurement date, with consideration of the plan’s duration relative to the duration of the Moody’s Aa corporate bond portfolio.

The following assumptions were used in determining the net periodic benefit expense for the retirement plans:

	2005	2004	2003

Weighted average discount rate	5.75%	6.00%	6.50%
Rate of increase in future compensation	3.66%	3.66%	3.66%
Expected return on plan assets	8.25%	8.25%	8.25%

The weighted average discount rate used to determine the net periodic expense for the postretirement plan was 5.75%, 6.00% and 6.50% for 2005, 2004 and 2003, respectively.

For 2005 and 2004 we used a rate of 8.25% as the expected long-term rate of return assumption on plan assets for the retirement plan. This assumption is based on the plan’s present target asset allocation of 65% equity securities and 35% debt securities. It reflects long-term capital market return forecasts for the asset classes employed, assumed excess returns from active management within each asset class, the portion of plan assets that are actively managed, and periodic rebalancing back to target allocations. Current market factors such as inflation and interest rates are evaluated before the long-term capital market assumptions are determined. Although we review our expected long-term rate of return assumption annually, our plan performance in any one particular year does not, by itself, significantly influence our evaluation. Our assumption is generally not revised unless there is a fundamental change in one of the factors upon which it is based, such as the target asset allocation or long-term capital market return forecasts.

The net periodic benefit expense of the postretirement plan for the years ended December 31, 2005, 2004 and 2003 was as follows:

	2005	2004	2003

Service cost	$685	$548	$490
Interest cost	1,195	870	480
Amortization of unrecognized prior service credit	814	172	(70)
Amortization of unrecognized net loss	175	681	100
Other	—	—	10

Net periodic benefit expense	$2,869	$2,271	$1,010

The following table reflects assumed healthcare cost trend rates.

	2005	2004

Healthcare cost trend rate assumed for next year
Under 65	10.0%	11.0%
65 and older	12.0%	13.0%
Rate to which the cost trend rate is assumed to decline
Under 65	5.0%	5.0%
65 and older	5.0%	5.0%
Number of years that it takes to reach the ultimate trend rate	8	9

R.H. DONNELLEY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Assumed healthcare cost trend rates have a significant effect on the amounts reported for healthcare plans. A one-percentage-point change in assumed healthcare cost trend rates would have the following effects for 2005:

	One	One
	Percentage-Point	Percentage-Point
	Increase	Decrease

Effect on total service and interest costs	$325	$(262)
Effect on postretirement benefit obligation	$3,013	$(2,475)

The pension plan weighted-average asset allocation at December 31, 2005 and 2004, by asset category, are as follows:

	Plan Assets at December 31,
	2005	2004

Equity securities	67%	68%
Debt securities	33%	32%

Total	100%	100%

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

Estimated Future Benefit Payments

The following table illustrates estimated future benefit payments to be made in each of the next five fiscal years and in the aggregate for the five fiscal years thereafter for the Company’s retirement plans and postretirement plan and expected Medicare Part D subsidies to be received:

			Medicare
	Retirement	Postretirement	Part D
	Plans	Plan	Subsidy

2006	$5,314	$870	$80
2007	5,666	950	110
2008	5,886	990	130
2009	6,349	1,030	170
2010	6,791	1,130	200
Years 2011-2015	44,084	6,650	1,560

R.H. DONNELLEY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We expect to make contributions of approximately $0.1 million and $0.9 million to our nonqualified retirement plan and postretirement plan, respectively, in 2006.

11.	Commitments

We lease office facilities and equipment under operating leases with non-cancelable lease terms expiring at various dates through 2015. Rent and lease expense for 2005, 2004 and 2003 was $10.0 million, $11.6 million and $10.2 million, respectively. The future non-cancelable minimum rental payments applicable to operating leases at December 31, 2005 are:

2006	$9,366.9
2007	8,818.9
2008	8,357.8
2009	7,313.0
2010	4,332.2
Thereafter	12,218.1

Total	$50,406.9

We have entered into long-term purchase agreements for paper used in the publishing of our directories. The purchase commitments for the paper is with three suppliers and is estimated, based on minimum required quantities, to aggregate approximately $30.5 million through 2006. In connection with the AT&T Directory Acquisition, we entered into an Internet Yellow Pages reseller agreement whereby we are obligated to pay AT&T $15.4 million over the 5-year term of the agreement. In connection with our software system modernization and on-going support services related to the Amdocs software system, we are obligated to pay Amdocs $40.2 million over the periods 2006 through 2009.

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

R.H. DONNELLEY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

In December 2004, the Court entered an order that barred IRI from arguing that defendant’s pricing practices or discounts were illegal or anti-competitive unless it could satisfy a specified burden of proof. In response to this ruling, in a press release, IRI stated, in relevant part, “without this evidence, IRI believes that little would be left of IRI’s case to take to trial.” As a result, IRI asked the Court to enter a final judgment against it so that it could take an immediate appeal to the Second Circuit. Defendants did not object to this request. On February 1, 2005, the U.S. District Court for the Southern District of New York entered a final judgment against IRI dismissing IRI’s claims with prejudice and on the merits. The appeal was fully briefed, and was argued before the Court on October 18, 2005.

On Febraury 16, 2006, IRI and the defendants (including the Company) entered into a settlement agreement pursuant to which the VNU Parites agreed to pay IRI approximately $55.0 million in consideration for release of claims against the defendants. As a result of this settlement, we will no longer report on this matter.

Tax Matters

D&B entered into global tax-planning initiatives in the normal course of its business, primarily through tax-free restructurings of both its foreign and domestic operations (collectively, “Legacy Tax Matters”). The IRS has disputed in the past and is currently disputing certain tax positions taken with respect to the Legacy Tax Matters. The current status of these Legacy Tax Matters is summarized below.

As of December 31, 2005, settlement agreements have been executed with the IRS with respect to the Legacy Tax Matters previously referred to in our SEC filings as “Utilization of Capital Losses” and “Royalty Expense Deductions.” With respect to the Utilization of Capital Losses matter, the settlement agreement resolved the matter in its entirety without any financial impact to us. For the Royalty Expense Deductions matter, the settlement resolved tax years 1995 and 1996 without any financial impact to us, which represented

R.H. DONNELLEY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

approximately 90% of the total potential liability to the IRS, including penalties. We believe that the resolution of the remaining exposure to the IRS under the Royalty Expense Deduction matter will not have a material adverse impact on our financial position, results of operations or cash flows. Based upon these settlements, these matters will no longer be reported upon in our SEC filings. The one remaining Legacy Tax Matter is described immediately below.

Amortization and Royalty Expense Deductions/Royalty Income — 1997-1998

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

We understand that D&B estimates that its additional tax liability as a result of the disallowance of the 1997 and 1998 amortization deductions could be up to $44.3 million (tax, interest and penalties, net of tax benefits).

In the event the IRS were to prevail on both positions with respect to the royalty expense and royalty income, which D&B believes unlikely, D&B estimates that the additional tax liability to it as a result of the disallowance of the 1997 and 1998 royalty expense deductions and the inclusion of the reallocated royalty income for all relevant years could be up to $146.3 million (tax, interest and penalties, net of tax benefits), which would be in addition to the $44.3 million noted above related to the amortization expense deduction.

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

Pursuant to a series of tax sharing and other agreements (collectively, “Tax Sharing Agreements”) relating to the spin-offs and separations referred to above, D&B and Moody’s are jointly and severally liable for all amounts resulting from the “Amortization and Royalty Expense Deductions/Royalty Income —  1997-1998” described above. Under the terms of the 1998 Distribution, D&B agreed to assume the defense and to indemnify us against any tax liability that may be assessed against us and any related costs and expenses that we may incur in connection with any of these Legacy Tax Matters. Also, as required by those agreements, Moody’s has agreed to be jointly and severally liable with D&B for the indemnity obligation to us. Under the terms of certain of the other spin-offs and separations, D&B and Moody’s have, between each other, agreed to be financially responsible for 50% of any potential liabilities that may arise to the extent such potential

R.H. DONNELLEY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

liabilities are not directly attributable to each party’s respective business operations. Only if D&B and Moody’s were unable to bear all or a part of these liabilities, would we be liable, and then only to the extent that both of them could not satisfy their joint and several indemnity obligations to us.

While we cannot assure you as to the outcome of the remaining Legacy Tax Matter (Amortization and Royalty Expense Deductions/Royalty Income — 1997-1998), management presently believes that D&B and Moody’s have sufficient financial resources and borrowing capacity to satisfy their respective indemnity obligations in connection with the remaining Legacy Tax Matter. Therefore, management presently believes that the ultimate resolution of this Legacy Tax Matter would not have a material adverse effect on the Company’s results of operations, cash flows or financial condition.

Other Matters

The Company is exposed to potential defamation and breach of privacy claims arising from our publication of directories and our methods of collecting, processing and using advertiser and telephone subscriber data. If such data were determined to be inaccurate or if data stored by us were improperly accessed and disseminated by us or by unauthorized persons, the subjects of our data and users of that data we collect and publish could submit claims against the Company. Although to date we have not experienced any material claims relating to defamation or breach of privacy, we may be party to such proceedings in the future that could have a material adverse effect on our business.

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

During 2004, we revised our historical segment reporting to reflect the change in our business that resulted from the AT&T Directory Acquisition and to reflect how management now reviews and analyzes the business. Our business of publishing yellow pages directories is now conducted in one operating segment. All pre-press publishing services and other ancillary services previously performed on behalf of other publishers are now performed entirely on behalf of the directories we now publish. As a result of the AT&T Directory Acquisition, AT&T ceased paying us revenue participation income, we consolidate all net profits from DonTech and we eliminated our partnership investment in DonTech. Consequently, partnership income was no longer reported commencing on September 1, 2004 and, accordingly, the previously reported DonTech operating segment is no longer applicable.

14.	Guarantees

R.H. Donnelley Inc. is a direct wholly owned subsidiary of R.H. Donnelley Corporation and the issuer of the Senior Notes and Subordinated Notes. R.H. Donnelley Corporation and the direct and indirect 100% owned subsidiaries of R.H. Donnelley Inc. jointly and severally, fully and unconditionally, guarantee these debt instruments. The Holdco Notes were issued by R.H. Donnelley Corporation as of January 14, 2005 and are not guaranteed by any of the Company’s subsidiaries. At December 31, 2005, R.H. Donnelley Inc.’s direct wholly owned subsidiaries were R.H. Donnelley Publishing & Advertising, Inc., R.H. Donnelley APIL, Inc., DonTech Holdings, LLC, The DonTech II Partnership, R.H. Donnelley Publishing & Advertising of Illinois Holdings, LLC, R.H. Donnelley Publishing & Advertising of Illinois Partnership and Get Digital Smart.com Inc. The following consolidating condensed financial statements should be read in conjunction with the consolidated financial statements of the Company.

R.H. DONNELLEY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

See Note 12, “Legal Proceedings” for a description of various legal proceedings in which the Company is involved and related contingencies.

In general, substantially all of the net assets of the Company and its subsidiaries are restricted from being paid as dividends to any third party, and our subsidiaries are restricted from paying dividends, loans or advances to R.H. Donnelley Corporation with very limited exceptions, under the terms of our Credit Facility. See Note 5, “Long-Term Debt, Credit Facilities and Notes” for a further description of our debt instruments.

R.H. DONNELLEY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

R.H. Donnelley Corporation

Consolidating Condensed Balance Sheet
December 31, 2005

	R.H.				Consolidated
	Donnelley	R.H.			R.H.
	Corporation	Donnelley Inc.	Guarantor		Donnelley
	(Parent)	(Issuer)	Subsidiaries	Eliminations	Corporation

Assets
Cash and cash equivalents	$830	$2,703	$4,260	$—	$7,793
Accounts receivable, net	—	—	457,310	—	457,310
Deferred directory costs	—	—	67,686	—	67,686
Other current assets	—	13,162	52,327	(32,433)	33,056

Total current assets	830	15,865	581,583	(32,433)	565,845
Investment in subsidiaries	662,971	1,514,314	—	(2,177,285)	—
Fixed assets, net	—	50,059	5,628	—	55,687
Other assets	12,197	189,161	1,669	(108,949)	94,078
Intercompany receivable	—	24,919	213,545	(238,464)	—
Intercompany notes receivable	—	1,789,436	—	(1,789,436)	—
Intangible assets, net	—	—	2,833,200	—	2,833,200
Goodwill	—	—	319,014	—	319,014

Total assets	$675,998	$3,583,754	$3,954,639	$(4,346,567)	$3,867,824

Liabilities, Preferred Stock and Shareholders’ (Deficit) Equity
Accounts payable and accrued liabilities	$8,780	$48,698	$32,103	$(20)	$89,561
Deferred directory revenue	—	—	463,440	—	463,440
Current deferred income taxes, net	—	36,751	80,616	(31,784)	85,583
Current portion LTD	—	100,234	—	—	100,234

Total current liabilities	8,780	185,683	576,159	(31,804)	738,818
Long-term debt	300,000	2,678,615	—	—	2,978,615
Intercompany notes payable	331,840	—	—	(331,840)	—
Intercompany payable			1,789,436	(1,789,436)	—
Deferred income taxes, net	(7,356)	13,215	50,346	(2,853)	53,352
Other long-term liabilities	—	43,270	24,384	(13,349)	54,305
Preferred Stock	334,149	—	—	—	334,149
Shareholders’ (deficit) equity	(291,415)	662,971	1,514,314	(2,177,285)	(291,415)

Total liabilities, preferred stock and shareholders’ (deficit) equity	$675,998	$3,583,754	$3,954,639	$(4,346,567)	$3,867,824

R.H. DONNELLEY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

R.H. Donnelley Corporation

Consolidating Condensed Balance Sheet
December 31, 2004

	R.H.
	Donnelley	R.H.			Consolidated
	Corporation	Donnelley Inc.	Guarantor		R.H. Donnelley
	(Parent)	(Issuer)	Subsidiaries	Eliminations	Corporation

Assets
Cash and cash equivalents	$—	$6,008	$4,747	$—	$10,755
Accounts receivable, net	—	—	455,433	—	455,433
Deferred directory costs	—	—	155,959	(39,442)	116,517
Other current assets	—	18,456	693,933	(671,785)	40,604

Total current assets	—	24,464	1,310,072	(711,227)	623,309
Investment in subsidiaries	234,096	1,895,478	—	(2,129,574)	—
Fixed assets, net	—	31,125	6,562	(1)	37,686
Other assets	—	101,061	1,567	—	102,628
Intercompany notes receivable	—	2,124,745	—	(2,124,745)	—
Intangible assets, net	—	—	2,905,026	304	2,905,330
Goodwill	—	—	309,969	—	309,969

Total assets	$234,096	$4,176,873	$4,533,196	$(4,965,243)	$3,978,922

Liabilities, Preferred Stock and Shareholders’ Equity
Accounts payable and accrued liabilities	$—	$366,086	$45,091	$(330,815)	$80,362
Deferred directory revenue	—	—	381,424	—	381,424
Current portion LTD	—	162,011	111,840	(111,840)	162,011

Total current liabilities	—	528,097	538,355	(442,655)	623,797
Long-term debt	—	3,314,522	2,012,905	(2,362,096)	2,965,331
Deferred income taxes, net	—	70,612	53,366	(5,158)	118,820
Other long-term liabilities	—	29,546	33,092	(25,760)	36,878
Preferred Stock	216,111	—	—	—	216,111
Shareholders’ equity	17,985	234,096	1,895,478	(2,129,574)	17,985

Total liabilities, preferred stock and shareholders’ equity	$234,096	$4,176,873	$4,533,196	$(4,965,243)	$3,978,922

R.H. DONNELLEY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

R.H. Donnelley Corporation

Consolidating Condensed Statement of Operations
For the Year Ended December 31, 2005

	R.H.				Consolidated
	Donnelley	R.H.			R.H.
	Corporation	Donnelley Inc.	Guarantor		Donnelley
	(Parent)	(Issuer)	Subsidiaries	Eliminations	Corporation

Net Revenue	$—	$—	$956,631	$—	$956,631
Expenses	38	117,929	543,989	(80,566)	581,390
Partnership and equity income	80,849	156,788	—	(237,637)	—

Operating income	80,811	38,859	412,642	(157,071)	375,241
Interest expense	(20,634)	(70,025)	(173,873)	—	(264,532)
Intercompany dividend income and minority interest (expense)	—	83,708	(939)	(82,769)	—

Pre-tax income	60,177	52,542	237,830	(239,840)	110,709
Income tax (expense) benefit	7,356	28,307	(81,042)	2,203	(43,176)

Net income	67,533	80,849	156,788	(237,637)	67,533
Dividend on Preferred Stock	11,708	—	—	—	11,708
Loss on repurchase of Preferred Stock	133,681	—	—	—	133,681
Accretion of Preferred Stock to redemption value	211,020	—	—	—	211,020

(Loss) income available to common shareholders	$(288,876)	$80,849	$156,788	$(237,637)	$(288,876)

R.H. DONNELLEY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

R.H. Donnelley Corporation

Consolidating Condensed Statement of Operations
For the Year Ended December 31, 2004

	R.H.				Consolidated
	Donnelley	R.H.			R.H.
	Corporation	Donnelley Inc.	Guarantor		Donnelley
	(Parent)	(Issuer)	Subsidiaries	Eliminations	Corporation

Net Revenue	$—	$12,980	$638,361	$(48,225)	$603,116
Expenses	—	44,282	393,279	(48,226)	389,335
Partnership and equity income	70,312	76,189	65,190	(133,724)	77,967

Operating income	70,312	44,887	310,272	(133,723)	291,748
Interest (expense) income, net	—	17,841	(193,371)	—	(175,530)
Other income	—	22	(22)	—	—

Pre-tax income	70,312	62,750	116,879	(133,723)	116,218
Income tax (expense) benefit	—	7,562	(53,468)	—	(45,906)

Net income	70,312	70,312	63,411	(133,723)	70,312
Dividend on Preferred Stock	21,791	—	—	—	21,791

Income available to common shareholders	$48,521	$70,312	$63,411	$(133,723)	$48,521

R.H. DONNELLEY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

R.H. Donnelley Corporation

Consolidated Condensed Statement of Operations
For the Year Ended December 31, 2003

	R.H.				Consolidated
	Donnelley	R.H.			R.H.
	Corporation	Donnelley Inc.	Guarantor		Donnelley
	(Parent)	(Issuer)	Subsidiaries	Eliminations	Corporation

Net revenue	$—	$22,198	234,247	$—	$256,445
Expenses	—	72,294	205,677	—	277,971
Partnership and equity income (loss)	(49,953)	106,606	222,992	(165,593)	114,052

Operating (loss) income	(49,953)	56,510	251,562	(165,593)	92,526
Interest (expense) income, net	—	(187,149)	7,129	—	(180,020)
Other income	—	1,523	—	—	1,523

Pre-tax (loss) income	(49,953)	(129,116)	258,691	(165,593)	(85,971)
Income tax (expense) benefit	—	79,163	(43,145)	—	(36,018)

Net (loss) income	(49,953)	(49,953)	215,546	(165,593)	(49,953)
Dividend on Preferred Stock	58,397	—	—	—	58,397

(Loss) income available to common shareholders	$(108,350)	$(49,953)	$215,546	$(165,593)	$(108,350)

R.H. DONNELLEY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

R.H. Donnelley Corporation

Consolidating Condensed Statement of Cash Flows
For the Year Ended December 31, 2005

	R.H. Donnelley	R.H.			Consolidated
	Corporation	Donnelley Inc.	Guarantor	Other	R.H. Donnelley
	(Parent)	(Issuer)	Subsidiaries	Eliminations	Corporation

Cash flow from operations	$(11,219)	$(17,459)	$420,730	$—	$392,052
Cash flow from investing activities
Purchase of fixed assets	—	(30,803)	(802)	—	(31,605)
Acquisitions	(6,450)	—	—	—	(6,450)
Intercompany notes	—	111,840	(308,575)	196,735	—

Net cash flow from investing activities	(6,450)	81,037	(309,377)	196,735	(38,055)

Cash flow from financing activities:
Proceeds from issuance of debt, net of costs	293,439	—	—	—	293,439
Repurchase of Preferred Stock	(277,197)	—	—	—	(277,197)
Debt repaid with proceeds from new debt	—	(317,066)	—	—	(317,066)
Increase in checks not yet presented for payment	—	1,760	—	—	1,760
Additional borrowings under Credit Facility	—	341,417	—	—	341,417
Credit Facility repayments	—	(345,227)	—	—	(345,227)
Call premium	—	(25,268)	—	—	(25,268)
Revolver borrowings	—	268,000	—	—	268,000
Revolver repayments	—	(304,200)	—	—	(304,200)
Proceeds from employee stock option exercises	7,383	—	—	—	7,383
Intercompany notes and other	(5,126)	313,701	(111,840)	(196,735)	—

Net cash flow from financing activities	18,499	(66,883)	(111,840)	(196,735)	(356,959)

Change in cash	830	(3,305)	(487)	—	(2,962)
Cash at beginning of year	—	6,008	4,747	—	10,755

Cash at end of period	$830	$2,703	$4,260	$—	$7,793

R.H. DONNELLEY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

R.H. Donnelley Corporation

Consolidating Condensed Statement of Cash Flows
For the Year Ended December 31, 2004

	R.H.				Consolidated
	Donnelley	R.H.			R.H.
	Corp.	Donnelley Inc.	Guarantor		Donnelley
	(Parent)	(Issuer)	Subsidiaries	Eliminations	Corporation

Cash flow from operations	$—	$294,901	$111,402	$—	$406,303
Cash flow from investing activities
Purchase of fixed assets	—	(14,919)	(3,094)	—	(18,013)
Acquisitions	—	(1,413,620)	—	—	(1,413,620)
Other	(7,457)	111,840	7,457	(111,840)	—

Net cash flow from investing activities	(7,457)	(1,316,699)	4,363	(111,840)	(1,431,633)

Cash flow from financing activities
Proceeds from debt	—	1,464,447	—	—	1,464,447
Debt repayments	—	(442,624)	(111,840)	111,840	(442,624)
Other	7,457	(917)	—	—	6,540

Net cash flow from financing activities	7,457	1,020,906	(111,840)	111,840	1,028,363

Change in cash	—	(892)	3,925	—	3,033
Cash at beginning of year	—	6,900	822	—	7,722

Cash at end of period	$—	$6,008	$4,747	$—	$10,755

The presentation of 2004 cash flows above has been revised from the prior year to correct the presentation of cash flow between R.H. Donnelley Corporation, R.H. Donnelley, Inc. and the Guarantor Subsidiaries.

R.H. Donnelley Corporation

Consolidated Condensed Statement of Cash Flows
For the Year Ended December 31, 2003

	R.H.			Consolidated
	Donnelley	R.H.		R.H.
	Corporation	Donnelley Inc.	Guarantor	Donnelley
	(Parent)	(Issuer)	subsidiaries	Corporation

Cash flow from operations	$—	$(136,482)	$385,079	$248,597
Cash flow from investing activities	(125,683)	(219,175)	(33,056)	(377,914)
Cash flow from financing activities	125,683	354,812	(351,243)	129,252

Change in cash	—	(845)	780	(65)
Cash at beginning of period	—	7,745	42	7,787

Cash at end of period	$—	$6,900	$822	$7,722

R.H. DONNELLEY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

15.	Valuation and Qualifying Accounts

		Net Addition
		to Allowances
		from SPA &	Net Additions
	Balance at	AT&T	Charged to	Write-offs	Balance at
	Beginning of	Directory	Revenue and	and Other	End of
	Period	Acquisitions	Expense	Deductions	Period

Allowance for Doubtful Accounts and Sales Claims
For the year ended December 31, 2005	$33,093	—	54,921	(60,686)	$27,328
For the year ended December 31, 2004	$11,956	25,788	32,339	(36,990)	$33,093
For the year ended December 31, 2003	$4,772	31,052	1,611	(25,479)	$11,956
Deferred Tax Asset Valuation Allowance
For the year ended December 31, 2005	$6,148	—	—	—	$6,148
For the year ended December 31, 2004	$5,738	—	410	—	$6,148
For the year ended December 31, 2003	$6,094	—	(356)	—	$5,738

16.	Quarterly Information (unaudited)

	Three Months Ended
	March 31	June 30	September 30	December 31

2005
Net revenue(1)	$207,339	$232,967	$255,214	$261,111
Operating income(2)	70,197	91,030	102,732	111,282
Net income	7,747	20,023	27,147	12,616
Preferred dividend	3,319	2,919	2,977	2,493
Loss on repurchase of Preferred Stock(3)	133,681	—	—	—
Accretion of Preferred Stock to redemption value(3)	—	—	—	211,020
(Loss) income available to common shareholders	(129,253)	17,104	24,170	(200,897)
Basic (loss) earnings per share	$(4.10)	$0.46	$0.65	$(6.30)
Diluted (loss) earnings per share	$(4.10)	$0.44	$0.62	$(6.30)

	Three Months Ended
	March 31	June 30	September 30	December 31

2004
Net revenue(1)	$143,807	$144,641	$144,405	$170,263
Operating income(2)	86,738	92,136	73,686	39,188
Net income (loss)	28,095	33,057	18,474	(9,314)
Preferred dividend	5,287	5,392	5,501	5,611
Income (loss) available to common shareholders	22,808	27,665	12,973	(14,925)
Basic earnings (loss) per share	$0.57	$0.68	$0.32	$(0.47)
Diluted earnings (loss) per share	$0.54	$0.65	$0.31	$(0.47)

R.H. DONNELLEY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(1)	Revenue from the sale of advertising is recognized under the deferral and amortization method, whereby revenue from advertising sales is initially deferred when a directory is published and recognized ratably over the life of the directory. Due to purchase accounting rules, we were not able to recognize any revenue from directories published by the AT&T Directory Business or the SPA Directory Business prior to each acquisition or for any directories published in the months the acquisitions were completed.

(2)	Similar to the deferral and amortization method of revenue recognition, certain costs directly related to the selling and production of directories are initially deferred and recognized ratably over the life of the directory. Due to purchase accounting rules, we were not able to recognize any expenses from directories published by the AT&T Directory Business or the SPA Directory Business prior to each acquisition or for any directories published in the months the acquisitions were completed. Additionally, as a result of the AT&T Directory Acquisition, AT&T ceased paying us revenue participation income and we consolidate all net profits from DonTech.

(3)	On January 14, 2005, we repurchased 100,303 shares of our outstanding Preferred Stock from the GS Funds for $277.2 million. During the first quarter of 2005, we recorded a reduction to earnings available to common shareholders of approximately $133.7 million to reflect the loss on the repurchase of these shares. During the fourth quarter of 2005, the carrying value of our Preferred Stock was accreted to its redemption value of $334.1 million. As a result, we recorded a reduction from earnings available to common shareholders of approximately $211.0 million.

17.	Subsequent Events

Dex Media Merger

On January 31, 2006, we completed the Dex Media Merger by purchasing all of the outstanding common stock of Dex Media for a purchase price of $4.1 billion. Pursuant to the Agreement and Plan of Merger dated October 3, 2005 (“Merger Agreement”), each issued and outstanding share of Dex Media common stock was converted into $12.30 in cash and 0.24154 of a share of RHD common stock, resulting in an aggregate cash value of $1.9 billion and aggregate stock value of $2.2 billion, based on 36,547,381 newly issued shares of RHD common stock valued at $61.82 per share. The $61.82 share price used to value the common shares issued in the Dex Media Merger was based on the average closing price of RHD’s common stock for the two business days before and after the announcement of the Dex Media Merger on October 3, 2005, in accordance with EITF 95-19, Determination of the Measurement Date for the Market Price of Securities Issued in a Purchase Business Combination. Additionally, we assumed Dex Media’s outstanding indebtedness on January 31, 2006 with a fair value of $5.7 billion. Upon completion of the Dex Media Merger and the transactions contemplated by the Merger Agreement, the Company’s stockholders and the former Dex Media stockholders own approximately 47% and 53% of the Company’s common stock, respectively.

The Dex Media Merger will be accounted for as a purchase business combination, with the Company considered to be the acquirer, in the first quarter of 2006 in accordance with SFAS No. 141, Business Combinations (“SFAS No. 141”), and the purchase price will be allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their respective fair values as of January 31, 2006. Under purchase accounting rules, we will not assume or record the deferred revenue balance of Dex Media at January 31, 2006 related to those directories that were published prior to the Dex Media Merger. Such amount would have been recognized as revenue subsequent to the merger under the deferral and amortization method in the absence of purchase accounting. Although the deferred revenue balance will be eliminated, we will retain all of the rights associated with the collection of amounts due under and obligations under the advertising contracts executed prior to the Dex Media Merger. As a result, Dex Media’s accounts receivable balances remain our assets. Also under purchase accounting rules, we will not assume or record deferred directory costs at January 31, 2006 related to those directories that were published prior to the Dex Media Merger. These costs represent operating expenses that would have been recognized subsequent to the merger

R.H. DONNELLEY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

under the deferral and amortization method in the absence of purchase accounting. The following purchase price allocation is preliminary and is subject to a closing balance sheet audit of Dex Media as of January 31, 2006 and the final determination of the fair value of the assets acquired and liabilities assumed.

Calculation of Allocable Purchase Price

Cash(a)		$1,861,111
RHD shares issued to Dex Media shareholders(a)		2,259,359
Allocable transaction costs		39,397
Dex Media vested and unvested equity awards(b)		88,812
Dex Media outstanding debt at fair value(c)		5,672,658

Total allocable purchase price		$9,921,337

Estimated allocation of purchase price:
Non-Compete/publishing agreements(d)		$5,914,000
Customer relationships(d)		1,269,000
Trademarks and other(d)		505,000
Dex Media net assets acquired	345,201
Unbilled Dex Media customers receivable, net as of January 31, 2006(e)	668,537
Estimated profit on acquired sales contracts(f)	53,438
Fair value adjustments:
Reverse pre-merger deferred revenue(g)	216,286
Reverse pre merger deferred directory costs(g)	(255,910)
Eliminate deferred financing costs(g)	(106,774)
Eliminate Dex Media deferred income taxes(g)	(63,967)
Deferred taxes relating to purchase accounting(h)	(235,848)

Fair value of net assets acquired		620,963
Goodwill(i)		1,612,374

Total allocable purchase price		$9,921,337

(a)	Pursuant to the Merger Agreement, each issued and outstanding share of Dex Media common stock as of January 31, 2006 was converted into the right to receive $12.30 in cash and 0.24154 of a share of RHD common stock. As of January 31, 2006, 151,309,850 shares of Dex Media common stock were issued and outstanding, which resulted in the issuance of 36,547,381 shares of RHD common stock valued at $61.82 per share.

(b)	The number of Dex Media vested equity awards after conversion to RHD shares totals 1.3 million at January 31, 2006. The value of these vested equity awards totals $69.4 million using a valuation price of $51.29 per share. The number of Dex Media unvested equity awards after conversion to RHD shares totals 0.4 million at January 31, 2006. The value of these unvested equity awards totals $19.4 million using a valuation price range of $51.29 to $52.60 per share.

(c)	Pursuant to SFAS No. 141 provisions, we are required to fair value Dex Media’s outstanding debt as of the Merger completion date. As of January 31, 2006, Dex Media had outstanding debt of $5.5 billion and the associated fair value adjustment totaled $0.2 billion.

R.H. DONNELLEY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(d)	Represents contractual agreements Dex Media has entered into with Qwest. Such agreements include: (i) a non-competition and non-solicitation agreement with an amortization period of 37-38 years, whereby Qwest has agreed not to sell directory products consisting principally of listings and classified advertisements for subscribers in the geographic areas in the Dex Media states in which Qwest provides local telephone service, (ii) a publishing agreement with an amortization period of 37-38 years, which grants Dex Media the right to be the exclusive official directory publisher of listings and classified advertisements of Qwest’s telephone customers in the geographic areas in the Dex Media states in which Qwest provides local telephone service; (iii) local and national customer relationships with an amortization period of 15-25 years; and (iv) a trademark license agreement with an amortization period of 15 years, whereby Qwest has licensed to Dex Media the right to use the Qwest Dex and Qwest Dex Advantage marks in connection with directory products and related marketing materials in the Dex Media states and the right to use these marks in connection with DexOnline.com, Dex Media’s directory website. The weighted average amortization period of intangible assets acquired totals approximately 33 years.

(e)	Represents estimated net unbilled Dex Media customer receivables for directories that published before January 31, 2006.

(f)	Represents “cost uplift” adjustment to increase those costs incurred for directories that were scheduled to publish after January 31, 2006 to their fair value.

(g)	These adjustments represent the reversal of Dex Media’s pre-merger deferred revenue liability and deferred directory costs for directories published prior to January 31, 2006 and elimination of deferred financing costs and deferred income taxes, all of which are required to be eliminated under purchase accounting.

(h)	Represents recognition of deferred income taxes relating to the Dex Media Merger.

(i)	Represents the excess purchase price over the estimated fair value of net identifiable assets acquired. Goodwill will be allocated to the Company’s one operating segment. The Company does not expect goodwill to be deductible for tax purposes.

The results of the Dex Media business will be included in our consolidated results commencing February 1, 2006. On January 27, 2006, in order to fund the cash portion of the Dex Media Merger purchase price, the Company issued $660 million aggregate principal amount at maturity ($600.5 million gross proceeds) of 6.875% Series A-2 Senior Discount Notes due January 15, 2013 and $1,210 million principal amount of 8.875% Series A-3 Senior Notes due January 15, 2016. Interest is payable semi-annually on the Series A-2 Senior Discount Notes and the Series A-3 Senior Notes. These notes are unsecured obligations of RHD, senior in right of payment to all future senior subordinated and subordinated indebtedness of RHD and structurally subordinated to all indebtedness of our subsidiaries. In addition, cash received from Dex Media West’s credit facility amendment, which occurred in January 2006, was utilized to fund the remaining cash portion of the Dex Media Merger purchase price.

In connection with the issuance of these notes, we entered into a registration rights agreement, whereby we agreed, among other things to (i) file one or more registration statements with the SEC for the Series A-2 Discount Notes and Series A-3 Notes within 120 days after January 31, 2006, (ii) use reasonable efforts have such registration statement(s) declared effective by the SEC within 180 days after January 31, 2006 and (iii) subject to certain limitations, consummate the exchange offer(s) to which this exchange offer registration statement(s) relate within 210 days after January 31, 2006.

In connection with the Dex Media Merger on October 3, 2005, the Company granted 1.1 million SARs to certain employees, including senior management. These SARs were granted with a grant price of $65.00 and vest ratably over three years. The award of these SARs was contingent upon the successful completion of the Dex Media Merger. The Dex Media Merger triggered a change in control under the Company’s stock incentive plans. Accordingly, all awards granted through January 31, 2006, with the exception of stock awards held by senior management (who waived the change of control provisions), became fully vested. In addition, the vesting conditions related to the July 28, 2004 SARs grant were modified as a result of the Dex Media

R.H. DONNELLEY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Merger, which now vest ratably over three years from the date of grant. At January 31, 2006, equity awards outstanding under the existing Dex Media equity compensation plans totaled 4.0 million and had a weighted average exercise price of $5.48. As a result of the Dex Media Merger, all outstanding Dex Media equity awards were converted to RHD equity awards on February 1, 2006. Upon conversion to RHD equity awards, the number of securities to be issued upon exercise of outstanding awards total 1.7 million shares of RHD and have a weighted average exercise price of $12.73. On February 1, 2006, the number of RHD shares remaining available for future issuance totaled 0.5 million under the Dex Media, Inc. 2004 Incentive Award Plan.

GS Repurchase

On January 27, 2006 we repurchased the remaining 100,301 shares of our outstanding Preferred Stock from the GS Funds for $336.1 million in cash including accrued cash dividends and interest pursuant to the terms of a Stock Purchase and Support Agreement (the “Stock Purchase Agreement”) dated October 3, 2005. The aggregate purchase price, as defined in the Stock Purchase Agreement, was equal to: (i) the product of $64.00 and the number of shares of the Company’s common stock into which the outstanding shares of the Preferred Stock was convertible as of (and including) September 30, 2005; plus (ii) an amount equal to the amount of cash dividends that would have accrued on the outstanding shares of the Preferred Stock had the parties not entered into the Stock Purchase Agreement from and after October 1, 2005 through and including the earlier of the date on which the transactions contemplated in the Stock Purchase Agreement are completed and January 3, 2006. The purchase price also included a daily interest component (as defined) based on the number of days from January 3, 2006 to the repurchase date, January 27, 2006. In order to fund the GS Repurchase, we issued $365 million aggregate principal amount at maturity ($332.1 million gross proceeds) of 6.875% Series A-1 Senior Discount Notes due January 15, 2013. These notes are unsecured obligations of RHD, senior in right of payment to all future senior subordinated and subordinated indebtedness of RHD and structurally subordinated to all indebtedness of our subsidiaries. Interest is payable semi-annually commencing July 15, 2006. In connection with the issuance of these notes, we entered into a registration rights agreement, whereby we agreed, among other things to (i) file an exchange offer registration statement with the SEC with respect to these notes within a 120 days after January 27, 2006, (ii) use reasonable efforts to have such exchange offer registration statement declared effective by the SEC within 180 days after January 27, 2006 and (iii) subject to certain limitations, consummate the exchange offer to which this exchange offer registration statement relates within 210 days after January 27, 2006.

As a result of the GS Repurchase, (i) the purchase agreement among the Company and the GS Funds relating to the Preferred Stock has terminated and is null and void and of no further force or effect, without any further action of the Company or the GS Funds being required, (ii) none of the GS Funds has any further rights to designate any directors of the Company or to veto any corporate action of the Company, as provided in the purchase agreement relating to the Preferred Stock or otherwise, (iii) the registration rights agreement, dated November 25, 2002, among the Company and the GS Funds has terminated and is null and void and of no further force or effect, without any further action of the Company or the GS Funds being required, and, as of the closing of the GS Repurchase, none of the GS Funds has any registration rights with respect to any securities of the Company, including, without limitation, any warrants to purchase shares of the Company’s common stock or any shares of the Company’s common stock that may be issued or issuable upon exercise of any such warrants.

Subject to the preceding paragraph, the GS Funds will retain their warrants to purchase approximately 1.65 million shares of the Company’s common stock

As a result of the GS Repurchase becoming a probable event under the terms of the Stock Purchase Agreement dated October 3, 2005 (See Note 7, “Redeemable Preferred Stock and Warrants”), the recorded value of the Preferred Stock was accreted to its redemption value of $334.1 million at December 31, 2005 and $336.1 million at January 27, 2006. In the first quarter of 2006, the accretion in redemption value of $2.0 million will be recorded as a reduction to income available to common shareholders and the previously recorded BCF of approximately $31.2 million related to these shares will be recognized as an increase to income available to common shareholders during 2006.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There have been no changes in, or disagreements with the Company’s principal independent registered public accounting firm for the three-year period ended December 31, 2005.

ITEM 9A.	CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures.  Based on their evaluation, as of December 31, 2005, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended), the principal executive officer and principal financial officer of the Company have each concluded that such disclosure controls and procedures are effective and sufficient to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

ITEM 9B.	OTHER INFORMATION.

None

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Information in response to this Item is incorporated herein by reference to the sections entitled “Board of Directors” and “Other Information — Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s Proxy Statement to be filed on or prior to April 28, 2006 with the Securities and Exchange Commission, except that “Executive Officers of the Registrant” in Item 1 of this Annual Report responds to Item 401(b), (d) and (e) of Regulation S-K with respect to executive officers. The Company has adopted a code of ethics that applies to the Principal Executive Officer, Principal Financial Officer and the Principal Accounting Officer that is available on our website at rhd.com.

ITEM 11.	EXECUTIVE COMPENSATION.

Information in response to this Item is incorporated herein by reference to the section entitled “Director and Executive Compensation” in the Company’s Proxy Statement to be filed on or prior to April 28, 2006 with the Securities and Exchange Commission.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Information in response to this Item is incorporated herein by reference to the section entitled “Security Ownership of Certain Beneficial Owners and Management” in the Company’s Proxy Statement to be filed on or prior to April 28, 2006 with the Securities and Exchange Commission, except that “Equity Compensation Plan Information” in Item 5 of this Report responds to Item 201(d) of Regulation S-K.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Information in response to this Item is incorporated herein by reference to the section entitled “Director and Executive Compensation-Compensation Committee Interlocks and Insider Participation; Certain Relationships and Related Party Transactions” in the Company’s Proxy Statement to be filed on or prior to April 28, 2006 with the Securities and Exchange Commission.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Information in response to this Item is incorporated herein by reference to the sections entitled “Board of Directors-Committees of the Board of Directors — Audit and Finance Committee” and “— Report of the Audit and Finance Committee on Financial Reporting-Fees” in the Company’s Proxy Statement to be filed on or prior to April 28, 2006 with the Securities and Exchange Commission.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(A)(1) and (2) — List of financial statements and financial statement schedules

The following consolidated financial statements of the Company are included under Item 8:

Financial statement schedules for the Company have not been prepared because the required information has been included in the Company’s consolidated financial statements included in Item 8 of this Annual Report.

(C) Exhibits:

Exhibit No.		Document

2	.1#	Stock Purchase Agreement, dated as of September 21, 2002, by and among the Company, Sprint Corporation and Centel Directories LLC (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 1, 2002, Commission File No. 001-07155)
2.2		Supplemental Agreement to Stock Purchase Agreement, dated as of December 31, 2002, by and among the Company, Sprint Corporation and Centel Directories LLC (incorporated by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 17, 2003, Commission File No. 001-07155)
2	.3#	Preferred Stock and Warrant Purchase Agreement, dated as of September 21, 2002, among the Company and investment partnerships affiliated with The Goldman Sachs Group, Inc. (incorporated by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 1, 2002, Commission File No. 001-07155). This Agreement is no longer in effect.
2	.4#	Purchase Agreement, dated as of July 28, 2004, by and among the Company, Ameritech Corporation and Ameritech Publishing, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 2, 2004, Commission File No. 001-07155)
2.5		Amendment No. 1 to the Purchase Agreement, dated as of September 1, 2004, by and among the Company, Ameritech Corporation and Ameritech Publishing, Inc. (incorporated by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 3, 2004, Commission File No. 001-07155)
2	.6#	Agreement and Plan of Merger, dated as of October 3, 2005, among the Company, Dex Media, Inc. and Forward Acquisition Corp. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 6, 2005, Commission File No. 001-07155)
2.7		Purchase Agreement, dated as of August 19, 2002, by and between Qwest Dex, Inc., Qwest Services Corporation, and Qwest Communications International Inc., on the one hand, and Dex Holdings LLC, on the other hand (incorporated by reference to Exhibit 2.1 to Dex Media, Inc.’s Registration Statement on Form S-4 filed with the Securities and Exchange Commission on April 14, 2004, Commission File No. 333-114472)
2.8		Amendment No. 1, dated September 9, 2003, to Purchase Agreement, dated as of August 19, 2002, by and between Qwest Dex, Inc., Qwest Services Corporation, and Qwest Communications International Inc., on the one hand, and Dex Holdings LLC, on the other hand (incorporated by reference to Exhibit 2.2 to Dex Media, Inc.’s Registration Statement on Form S-4 filed with the Securities and Exchange Commission on April 14, 2004, Commission File No. 333-114472)]
3.1		Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q for the three months ended March 31, 1999, filed with the Securities and Exchange Commission on May 14, 1999 Commission File No. 001-07155)
3.2		By-laws of the Company (incorporated by reference to Exhibit 3.2 to the Quarterly Report on Form 10-Q for the three months ended March 31, 1999, filed with the Securities and Exchange Commission on May 14, 1999 Commission File No. 001-07155)
3.3		Certificate of Incorporation of R.H. Donnelley Inc. (incorporated by reference to Exhibit 3.3 to Amendment No. 1 to the Registration Statement on Form S-4, filed with the Securities and Exchange Commission on August 7, 1998, Registration No. 333-59287)
3.4		By-laws of R.H. Donnelley Inc. (incorporated by reference to Exhibit 3.4 to the Registration Statement on Form S-4, filed with the Securities and Exchange Commission on July 17, 1998, Registration No. 333-59287)
3.5		Certificate of Designations of Convertible Cumulative Preferred Stock of R.H. Donnelley Corporation (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 17, 2003, Commission File No. 001-07155)
3	.6*	Certificate of Incorporation, as amended, of Dex Media Inc. (f/k/a Forward Acquisition Corporation)

Exhibit No.		Document

3	.7*	Bylaws of Dex Media, Inc. (f/k/a Forward Acquisition Corporation)
4.1		Rights Agreement, dated as of October 27, 1998, between the Company and First Chicago Trust Company (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form 8-A, filed with the Securities and Exchange Commission on November 5, 1998, Commission File No. 001-07155)
4.2		Amendment No. 1 to Rights Agreement, dated as of February 26, 2001, by and among the Company, First Chicago Trust Company of New York (as initial Rights Agent) and The Bank of New York (as successor Rights Agent) (incorporated by reference to Exhibit 4.5 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, filed with the Securities and Exchange Commission on March 28, 2001, Commission File No. 001-07155)
4.3		Amendment No. 2 to Rights Agreement, dated as of September 21, 2002, between the Company and The Bank of New York, as successor Rights Agent (incorporated by reference to Exhibit 4.1 to Amendment No. 1 to the Registration Statement on Form 8-A, filed with the Securities and Exchange Commission on October 1, 2002, Commission File No. 001-07155)
4.4		Amendment No. 3, dated as of October 3, 2005, to the Rights Agreement, dated as of October 27, 1998, as amended, between the Company and The Bank of New York, as successor rights agent (incorporated by reference to Exhibit 4.1 to Amendment No. 2 to the Company’s Registration Statement on Form 8-A, filed with the Securities and Exchange Commission on October 6, 2005, Commission File No. 001-7155)
4.5		Form of Warrant Agreement, dated as of November 25, 2002, between the Company and investment partnerships affiliated with The Goldman Sachs Group, Inc. (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 17, 2003, Commission File No. 001-07155)
4.6		Form of Warrant Agreement, dated January 3, 2003, between the Company and investment partnerships affiliated with The Goldman Sachs Group, Inc. (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 17, 2003, Commission File No. 001-07155)
4.7		Registration Rights Agreement, dated as of November 25, 2002, among the Company and investment partnerships affiliated with The Goldman Sachs Group, Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 3, 2002, Commission File No. 001-07155). This Agreement is no longer in effect.
4.8		Indenture, dated as of December 3, 2002, between R.H. Donnelley Inc. (as successor to R.H. Donnelley Finance Corporation I), as Issuer, and The Bank of New York, as Trustee, with respect to the 8.875% Senior Notes due 2010 (incorporated by reference to Exhibit 4.13 to the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 20, 2003, Commission File No. 001-07155)
4.9		Form of 8.875% Senior Notes due 2010 (included in Exhibit 4.8)
4.10		Supplemental Indenture, dated as of January 3, 2003, among R.H. Donnelley Inc., as Issuer, the Company and the other guarantors signatory thereto, as Guarantors, and The Bank of New York, as Trustee, with respect to the 8.875% Senior Notes due 2010 of R.H. Donnelley, Inc. (incorporated by reference to Exhibit 4.14 to the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 20, 2003, Commission File No. 001-07155)
4.11		Second Supplemental Indenture, dated as of September 1, 2004, by and among R.H. Donnelley Inc., the guarantors party thereto and The Bank of New York, as Trustee, with respect to the 8.875% Senior Notes due 2010 of R.H. Donnelley Inc. (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 3, 2004, Commission File No. 001-07155)

Exhibit No.	Document

4.12	Third Supplemental Indenture, dated as of December 6, 2005, by and among R.H. Donnelley Inc., as Issuer, the Company and the subsidiary guarantors named therein, as Guarantors, and The Bank of New York, as Trustee, with respect to the 8.875% Senior Notes due 2010 of R.H. Donnelley, Inc. (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 20, 2005, Commission File No. 001-07155)
4.13	Guarantees relating to the 8.875% Senior Notes due 2010 (incorporated by reference to Exhibit 4.16 to the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 20, 2003, Commission File No. 001-07155)
4.14	Senior Guarantees relating to Second Supplemental Indenture to the Indenture governing the 8.875% Senior Notes due 2010 (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 3, 2004, Commission File No. 001-07155)
4.15	Indenture, dated as of December 3, 2002, between R.H. Donnelley Inc. (as successor to R.H. Donnelley Finance Corporation I), as Issuer, and The Bank of New York, as Trustee, with respect to the 10.875% Senior Subordinated Notes due 2012 (incorporated by reference to Exhibit 4.17 to the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 20, 2003, Commission File No. 001-07155)
4.16	Form of 10.875% Senior Subordinated Notes due 2012 (included in Exhibit 4.15)
4.17	Supplemental Indenture, dated as of January 3, 2003, among R.H. Donnelley Inc., as Issuer, the Company and the other guarantors signatory thereto, as Guarantors, and The Bank of New York, as Trustee, with respect to the 10.875% Senior Subordinated Notes due 2012 (incorporated by reference to Exhibit 4.18 to the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 20, 2003, Commission File No. 001-07155)
4.18	Second Supplemental Indenture, dated as of January 9, 2004, among R.H. Donnelley Inc., as Issuer, the Company and other guarantors signatory thereto, as Guarantors, and The Bank of New York, as Trustee, with respect to the 10.875% Senior Subordinated Notes due 2012 (incorporated by reference to Exhibit 4.21 to the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 12, 2004, Commission File No. 001-07155)
4.19	Third Supplemental Indenture, dated as of September 1, 2004, by and among R.H. Donnelley Inc., and the guarantors party thereto, as Guarantors, and The Bank of New York, as Trustee, with respect to the 10.875% Senior Subordinated Notes due 2012 of R.H. Donnelley Inc. (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 3, 2004, Commission File No. 001-07155)
4.20	Guarantees relating to the 10.875% Senior Subordinated Notes due 2012 (incorporated by reference to Exhibit 4.20 to the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 20, 2003, Commission File No. 001-07155)
4.21	Senior Subordinated Guarantees relating to the Third Supplemental Indenture to the Indenture governing the 10.875% Notes due 2012 (incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 3, 2004, Commission File No. 001-07155)
4.22	Indenture, dated as of November 10, 2003, between Dex Media, Inc. and U.S. Bank National Association, as Trustee, with respect to the 8% Notes due 2013 (incorporated by reference to Exhibit 4.1 to Dex Media, Inc.’s Registration Statement on Form S-4, filed with the Securities and Exchange Commission on April 14, 2004, Commission File No. 333-114472)
4.23	Form of 8% Notes due 2013 (included in Exhibit 4.22)
4.24	Supplemental Indenture, dated as of January 31, 2006, between U.S. Bank National Association, as Trustee, and Dex Media, Inc. (f/k/a Forward Acquisition Corp.) with respect to Dex Media, Inc.’s 8% Notes due 2013 (incorporated by reference to Exhibit 4.1 to Dex Media, Inc.’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 6, 2006, Commission File No. 333-131626)

Exhibit No.	Document

4.25	Indenture, dated November 10, 2003, between Dex Media, Inc. and U.S. Bank National Association, as Trustee, with respect to Dex Media, Inc.’s 9% Discount Notes due 2013 (incorporated by reference to Exhibit 4.3 to Dex Media, Inc.’s Registration Statement on Form S-4, filed with the Securities and Exchange Commission on April 14, 2004, Commission File No. 333-114472)
4.26	Form of 9% Discount Notes due 2013 (included in Exhibit 4.25)
4.27	Supplemental Indenture, dated as of January 31, 2006, between U.S. Bank National Association, as Trustee, and Dex Media, Inc. (f/k/a Forward Acquisition Corp.) with respect to Dex Media, Inc.’s 9% Discount Notes due 2013 (incorporated by reference to Exhibit 4.1 to Dex Media, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 6, 2006, Commission File No. 333-131626)
4.28	Indenture, dated February 11, 2004, between Dex Media, Inc. and U.S. Bank National Association, as Trustee with respect to Dex Media, Inc.’s 9% Discount Notes due 2013 (incorporated by reference to Exhibit 4.5 to Dex Media, Inc.’s Registration Statement on Form S-4, filed with the Securities and Exchange Commission on April 14, 2004, Commission File No. 333-114472)
4.29	Form of 9% Discount Notes due 2013 (included in Exhibit 4.28)
4.30	Supplemental Indenture, dated as of January 31, 2006, between U.S. Bank National Association, as Trustee, and Dex Media, Inc. (f/k/a Forward Acquisition Corp.) with respect to Dex Media, Inc.’s 9% Discount Notes due 2014 (incorporated by reference to Dex Media, Inc.’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 6, 2006, Commission File No. 333-131626)
4.31	Indenture, dated November 8, 2002, among Dex Media East LLC, Dex Media East Finance Co. and U.S. Bank National Association, as Trustee with respect to Dex Media East LLC’s 9 7/8% Senior Notes due 2009 (incorporated by reference to Exhibit 4.7 to Dex Media, Inc.’s Registration Statement on Form S-4, filed with the Securities and Exchange Commission on April 14, 2004, Commission File No. 333-114472)
4.32	Form of 9 7/8% Senior Notes due 2009 (included in Exhibit 4.31)
4.33	Indenture, dated November 8, 2002, among Dex Media East LLC, Dex Media East Finance Co. and U.S. Bank National Association, as Trustee, with respect to Dex Media East LLC’s 12 1/8% Senior Subordinated Notes due 2012 (incorporated by reference to Exhibit 4.9 to Dex Media, Inc.’s Registration Statement on Form S-4, filed with the Securities and Exchange Commission on April 14, 2004, Commission File No. 333-114472)
4.34	Form of 12 1/8% Senior Subordinated Notes due 2012 (included in Exhibit 4.33)
4.35	Indenture, dated August 29, 2003, among Dex Media West LLC, Dex Media West Finance Co. and U.S. Bank National Association, as Trustee, with respect to Dex Media West LLC’s 8 1/2% Senior Notes due 2010 (incorporated by reference to Exhibit 4.11 to Dex Media, Inc.’s Registration Statement on Form S-4, filed with the Securities and Exchange Commission on April 14, 2004, Commission File No. 333-114472)
4.36	Form of 8 1/2% Senior Notes due 2010 (included in Exhibit 4.35)
4.37	Indenture, dated August 29, 2003, among Dex Media West LLC, Dex Media West Finance Co. and U.S. Bank National Association, as Trustee, with respect to Dex Media West LLC’s 9 7/8% Senior Subordinated Notes due 2013 (incorporated by reference to Exhibit 4.13 to Dex Media, Inc.’s Registration Statement on Form S-4, filed with the Securities and Exchange Commission on April 14, 2004, Commission File No. 333-114472)
4.38	Form of 9 7/8% Senior Subordinated Notes due 2013 (included in Exhibit 4.37)
4.39	Note Registration Rights Agreement, dated November 10, 2003, among Dex Media, Inc. and J.P. Morgan Securities Inc., Banc of America Securities LLC and Lehman Brothers Inc. (incorporated by reference to Exhibit 4.15 to Dex Media, Inc.’s Registration Statement on Form S-4, filed with the Securities and Exchange Commission on April 14, 2004, Commission File No. 333-114472)

Exhibit No.		Document

4.40		Discount Note Registration Rights Agreement, dated November 10, 2003, among Dex Media, Inc. and J.P. Morgan Securities Inc., Banc of America Securities LLC and Lehman Brothers Inc. (incorporated by reference to Exhibit 4.16 to Dex Media, Inc.’s Registration Statement on Form S-4, filed with the Securities and Exchange Commission on April 14, 2004, Commission File No. 333-114472)
4.41		Discount Note Registration Rights Agreement, dated February 11, 2004, among Dex Media, Inc. and J.P. Morgan Securities Inc. and Lehman Brothers Inc. (incorporated by reference to Exhibit 4.17 to Dex Media, Inc.’s Registration Statement on Form S-4, filed with the Securities and Exchange Commission on April 14, 2004, Commission File No. 333-114472)
4.42		Indenture, dated November 24, 2004, among Dex Media West LLC, Dex Media West Finance Co., and U.S. Bank National Association, as Trustee, with respect to Dex Media West LLC’s 5 7/8% Senior Notes due 2011 (incorporated by reference to Exhibit 4.7 to Dex Media West LLC and Dex Media West Finance Co.’s Registration Statement on Form S-4, declared effective by the Securities and Exchange Commission on February 3, 2005, Commission File No. 333-121259
4.43		Form of 5 7/8% Senior Notes due 2011 (included in Exhibit 4.42)
4	.44#	Indenture, dated as of January 14, 2005, among the Company and The Bank of New York, as Trustee, with respect to the Company’s 6.78% Senior Notes due 2013 of the Company (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 19, 2005, Commission File No. 001-07155)
4.45		Form of 6 7/8% Senior Notes due 2013 (included in Exhibit 4.44)
4.46		Indenture, dated January 27, 2006, between the Company, as Issuer, and The Bank of New York, as Trustee, with respect to the Company’s 6.875% Series A-1 Senior Discount Notes due 2013 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 2, 2006, Commission File No. 001-07155)
4.47		Form of 6.875% Series A-1 Senior Discount Note due 2013, included in Exhibit 4.46)
4.48		Indenture, dated January 27, 2006, between the Company (as successor to R.H. Donnelly Finance Corporation III), as Issuer, and The Bank of New York, as Trustee, with respect to the Company’s 6.875% Series A-2 Senior Discount Notes due 2013 (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 2, 2006, Commission File No. 001-07155)
4.49		Form of 6.875% Series A-2 Senior Discount Note due 2013 (included in Exhibit 4.48)
4.50		Supplemental Indenture, dated January 31, 2006, by and between the Company and The Bank of New York, as Trustee, with respect to the Company’s 6.875% Series A-2 Senior Discount Notes due 2013 (incorporated by reference to Exhibit 4.5 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 2, 2006, Commission File No. 001-07155)
4.51		Indenture, dated January 27, 2006, between the Company (as successor to R.H. Donnelly Finance Corporation III), as Issuer, and The Bank of New York, as Trustee, with respect to the Company’s 8.875% Series A-3 Senior Notes due 2016 (incorporated by reference to Exhibit 4.6 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 2, 2006, Commission File No. 001-07155)
4.52		Form of 8.875% Series A-3 Senior Note due 2016 (included in Exhibit 4.51)
4.53		Supplemental Indenture, dated January 31, 2006, by and between the Company and The Bank of New York, as Trustee, with respect to the Company’s 8.875% Series A-3 Senior Notes due 2016 (incorporated by reference to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 2, 2006, Commission File No. 001-07155)
4.54		Registration Rights Agreement, dated as of January 14, 2005, among the Company and the initial purchasers that are party thereto (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 19, 2005, Commission File No. 001-07155)

Exhibit No.		Document

4.55		Registration Rights Agreement, dated January 27, 2006, by and between the Company and the initial purchasers identified therein (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 2, 2006, Commission File No. 001-07155)
10	.1#	Form of Distribution Agreement between the Company (f/k/a The Dun & Bradstreet Corporation) and The New Dun & Bradstreet Corporation (incorporated by reference to Exhibit 99.2 to the Current Report on Form 8-K of the Company (f/k/a The Dun & Bradstreet Corporation), filed with the Securities and Exchange Commission on September 30, 1998, Commission File No. 001-07155)
10	.2#	Form of Tax Allocation Agreement between the Company (f/k/a The Dun & Bradstreet Corporation) and The New Dun & Bradstreet Corporation (incorporated by reference to Exhibit 99.3 to the Current Report on Form 8-K of the Company (f/k/a The Dun & Bradstreet Corporation), filed with the Securities and Exchange Commission on September 30, 1998, Commission File No. 001-07155)
10	.3#	Amended and Restated Indemnity and Joint Defense Agreement dated as of July 30, 2004, by and among VNU, N.V., VNU, Inc., ACNielson Corporation, AC Nielson (US), Inc., Nielson Media Research, Inc., the Company, the Dun & Bradstreet Corporation, Moody’s Corporation, and IMS Health Incorporated (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on August 9, 2004, Commission File No. 001-07155)
10	.4#	DonTech II Partnership Agreement, effective August 19, 1997, by and between R.H. Donnelley Inc. (f/k/a The Reuben H. Donnelley Corporation) and R.H. Donnelley Publishing and Advertising of Illinois Partnership, as successor to Ameritech Publishing of Illinois, Inc. (incorporated by reference to Exhibit 10.10 to Amendment No. 1 to the Company’s Registration Statement on Form S-4, filed with the Securities and Exchange Commission on August 7, 1998, Registration No. 333-59287)
10.5		Amendment No. 1 to DonTech II Partnership Agreement, dated as of January 28, 2000, between R.H. Donnelley Inc. and R.H. Donnelley Publishing and Advertising of Illinois Partnership, as successor to Ameritech Publishing of Illinois, Inc. (incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 12, 2004, Commission File No. 001-07155)
10	.6#	Revenue Participation Agreement, dated as of August 19, 1997, by and between R.H. Donnelley Publishing and Advertising of Illinois Partnership, as successor to APIL Partners Partnership, and R.H. Donnelley APIL, Inc., as assignee of R.H. Donnelley Inc. (f/k/a The Reuben H. Donnelley Corporation) (incorporated by reference to Exhibit 10.11 to Amendment No. 1 to the Company’s Registration Statement on Form S-4, filed with the Securities and Exchange Commission on August 7, 1998, Registration No. 333-59287)
10	.7#	Master Agreement, executed August 19, 1997, by and among R.H. Donnelley Inc. (f/k/a The Reuben H. Donnelley Corporation), the Company (f/k/a The Dun & Bradstreet Corporation), The Am-Don Partnership a/k/a DonTech, DonTech II, Ameritech Publishing, Inc., Ameritech Publishing of Illinois, Inc., Ameritech Corporation, DonTech I Publishing Company LLC and the APIL Partners Partnership (incorporated by reference to Exhibit 10.12 to Amendment No. 1 to the Company’s Registration Statement on Form S-4, filed with the Securities and Exchange Commission on August 7, 1998, Registration No. 333-59287) This agreement is no longer in effect.
10	.8#	Exclusive Sales Agency Agreement, effective August 19, 1997, between R.H. Donnelley Publishing and Advertising of Illinois Partnership, as successor to APIL Partners Partnership, and DonTech II (incorporated by reference to Exhibit 10.13 to Amendment No. 1 to the Company’s Registration Statement on Form S-4, filed with the Securities and Exchange Commission on August 7, 1998, Registration No. 333-59287)

Exhibit No.		Document

10.9		Agreement for Publishing Services, dated as of January 1, 2002, between Ameritech Publishing Inc. and R.H. Donnelley Inc. (certain portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to an Application for an Order Granting Confidential Treatment) (incorporated by reference to Exhibit 10.13 to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on May 10, 2002, Commission File No. 001-07155) This agreement is no longer in effect
10	.10^	Key Employees’ Performance Unit Plan, as amended and restated (incorporated by reference to Exhibit 10.15 to Amendment No. 3 to the Company’s Registration Statement on Form S-4, filed with the Securities and Exchange Commission on September 28, 1998, Registration No. 333-59287)
10	.11^	1991 Key Employees’ Stock Option Plan, as amended and restated through April 25, 2000 (incorporated by reference to Exhibit 10.17 to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on November 13, 2000, Commission File No. 001-07155)
10	.12^	Amended and Restated 1998 Directors’ Stock Plan (incorporated by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 27, 2000, Commission File No. 001-07155)
10	.13^	Pension Benefit Equalization Plan (incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 27, 2002, Commission File No. 001-07155)
10	.14^	2001 Stock Award and Incentive Plan (incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 27, 2002, Commission File No. 001-07155)
10	.15^	2005 Stock Award and Incentive Plan (incorporated by reference to Exhibit 10.15 to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on August 5, 2005, Commission File No. 001-07155)
10	.16^	Form of Non-Qualified Stock Option Agreement under 2005 Plan (incorporated by reference to Exhibit 10.16 to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on August 5, 2005, Commission File No. 001-07155)
10	.17^	Form of Annual Incentive Program Award under 2005 Plan (incorporated by reference to Exhibit 10.17 to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on August 5, 2005, Commission File No. 001-07155)
10	.18^	Form of Performance Unit Program Award (incorporated by reference to Exhibit 99.04 to the Company’s Registration Statement on Form S-8, filed with the Securities and Exchange Commission on July 25, 2001, Registration No. 333-65822)
10	.19^	Form of Restricted Stock Award Agreement under 2005 Plan
10	.20^	Form of Stock Appreciation Rights Awards Agreement under 2005 Plan (incorporated by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 6, 2005, Commission File No. 001-07155)
10	.21*^	Form of R.H. Donnelley Corporation Restricted Stock Units Agreement under 2005 Plan
10	.22^	Deferred Compensation Plan (incorporated by reference to Exhibit 4.01 to the Company’s Registration Statement on Form S-8, filed with the Securities and Exchange Commission on November 24, 1999, Registration No. 333-91613)
10	.23^	Form of Amendment of Awards, Consent and Waiver (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 14, 2005, Commission File No. 001-07155)
10	.24^	Stock Option Plan of Dex Media, Inc., effective as of November 8, 2002 (incorporated by reference to Exhibit 10.27 to Dex Media, Inc.’s Registration Statement on Form S-4, filed with the Securities and Exchange Commission on April 14, 2004, Commission File No. 333-114472)
10	.25^	First Amendment to Stock Option Plan of Dex Media, Inc., effective as of September 9, 2003 (incorporated by reference to Exhibit 10.28 to Dex Media, Inc.’s Registration Statement on Form S-4, filed with the Securities and Exchange Commission on April 14, 2004, Commission File No. 333-114472)

Exhibit No.		Document

10	.26^	Second Amendment to Stock Option Plan of Dex Media, Inc., effective as of December 18, 2003 (incorporated by reference to Exhibit 10.29 to Dex Media, Inc.’s Registration Statement on Form S-4, filed with the Securities and Exchange Commission on April 14, 2004, Commission File No. 333-114472)
10	.27^	Dex Media, Inc. 2004 Incentive Award Plan (incorporated by reference to Exhibit 4.5 to Dex Media, Inc.’s Registration Statement on Form S-8, filed with the Securities and Exchange Commission on November 19, 2004, Commission file No. 333-120631)
10	.28^	Amended and Restated Employment Agreement, dated October 3, 2005, between the Company and David C. Swanson (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 6, 2005, Commission File No. 001-07155)
10	.29^	Amended and Restated Employment Agreement, dated October 3, 2005, between the Company and Peter J. McDonald (incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 6, 2005, Commission File No. 001-07155)
10	.30^	Amended and Restated Employment Agreement, dated October 3, 2005, between the Company and Steven M. Blondy (incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 6, 2005, Commission File No. 001-07155)
10	.31^	Employment Agreement, dated as of February 21, 2006, by and between the Company and George A. Burnett (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 23, 2006, Commission File No. 001-07155)
10	.32^	Employment Agreement, dated as of January 1, 2001, between the Company and Robert J. Bush (incorporated by reference to Exhibit 10.37 to the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 28, 2001, Commission File No. 001-07155)
10	.33^	Amendment No. 1 to Employment Agreement, dated as of February 27, 2001, between the Company and Robert J. Bush (incorporated by reference to Exhibit 10.38 to the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 28, 2001, Commission File No. 001-07155)
10.34		Letter Agreement, dated as of November 25, 2002, among the Company, R.H. Donnelley Inc. and investment partnerships affiliated with The Goldman Sachs Group, Inc (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 3, 2002, Commission File No. 001-07155). This Agreement is no longer in effect.
10.35		Letter Agreement, dated as of July 22, 2003, among the Company and investment partnerships affiliated with The Goldman Sachs Group, Inc. (incorporated by reference to Exhibit 10.45 to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on August 13, 2003, Commission File No. 001-07155). This Agreement is no longer in effect.
10.36		Letter Agreement, dated as of January 3, 2003, among the Company, R.H. Donnelley Inc. and investment partnerships affiliated with The Goldman Sachs Group, Inc (incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 17, 2003, Commission File No. 001-07155). This Agreement is no longer in effect.
10	.37#	Directory Services License Agreement, dated as of January 3, 2003, by and among R.H. Donnelley Publishing & Advertising, Inc. (f/k/a Sprint Publishing & Advertising, Inc.), CenDon L.L.C., R.H. Donnelley Directory Company (f/k/a Centel Directory Company), Sprint Corporation, Sprint Directory Trademark Company, LLC and the Sprint Local Telecommunications Division (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 17, 2003, Commission File No. 001-07155)

Exhibit No.		Document

10	.38#	Stock Purchase Agreement, dated as of January 10, 2005, by and among the Company and certain investment partnerships affiliated with The Goldman Sachs Group, Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 11, 2005, Commission File No. 001-07155)
10	.39#	Trademark License Agreement, dated as of January 3, 2003, by and among Sprint Directory Trademark Company, LLC, R.H. Donnelley Publishing & Advertising, Inc. (f/k/a Sprint Publishing & Advertising, Inc.), CenDon L.L.C. and R.H. Donnelley Directory Company (f/k/a Centel Directory Company) (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 17, 2003, Commission File No. 001-07155)
10	.40#	Publisher Trademark License Agreement, dated as of January 3, 2003, by and among R.H. Donnelley Publishing & Advertising, Inc. (f/k/a Sprint Publishing & Advertising, Inc.), R.H. Donnelley Directory Company (f/k/a Centel Directory Company) and Sprint Corporation (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 17, 2003, Commission File No. 001-07155)
10.41		Non-Competition Agreement, dated as of January 3, 2003, by and among the Company, R.H. Donnelley Publishing & Advertising, Inc. (f/k/a Sprint Publishing & Advertising, Inc.), CenDon L.L.C., R.H. Donnelley Directory Company (f/k/a Centel Directory Company), Sprint Corporation and the Sprint Local Telecommunications Division (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 17, 2003, Commission File No. 001-07155)
10.42		Subscriber Listings Agreement, dated as of January 3, 2003, by and among R.H. Donnelley Publishing & Advertising, Inc. (f/k/a Sprint Publishing & Advertising, Inc.), CenDon L.L.C., R.H. Donnelley Directory Company (f/k/a Centel Directory Company), Sprint Corporation and the Sprint Local Telecommunications Division (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 17, 2003, Commission File No. 001-07155)
10	.43#	Directory Services License Agreement, dated as of September 1, 2004, among the Company, R.H. Donnelley Publishing & Advertising of Illinois Partnership (f/k/a The APIL Partners Partnership), DonTech II Partnership, Ameritech Corporation, SBC Directory Operations, Inc. and SBC Knowledge Ventures, L.P. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 3, 2004, Commission File No. 001-07155)
10.44		Non-Competition Agreement, dated as of September 1, 2004, between the Company and SBC Communications, Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 3, 2004, Commission File No. 001-07155)
10.45		SMARTpages Reseller Agreement, dated as of September 1, 2004, among SBC Communications, Inc., Southwestern Bell Yellow Pages, Inc., SBC Knowledge Ventures, L.P., the Company, R.H. Donnelley Publishing & Advertising of Illinois Partnership (f/k/a The APIL Partners Partnership) and DonTech II Partnership (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 3, 2004, Commission File No. 001-07155)
10.46		Ameritech Directory Publishing Listing License Agreement, dated as of September 1, 2004, among R.H. Donnelley Publishing & Advertising of Illinois Partnership (f/k/a The APIL Partners Partnership), DonTech II Partnership and Ameritech Services Inc. (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 3, 2004, Commission File No. 001-07155)
10.47		Amended and Restated Billing and Collection Agreement, dated September 1, 2003, by and between Qwest Corporation and Dex Media East LLC (f/k/a SGN LLC) (incorporated by reference to Exhibit 10.8 to Dex Media, Inc.’s Registration Statement on Form S-4, filed with the Securities and Exchange Commission on April 14, 2004, Commission File No. 333-114472)

Exhibit No.		Document

10.48		Billing and Collection Agreement, dated as of September 1, 2003, by and between Qwest Corporation and Dex Media West LLC (f/k/a GPP LLC) (incorporated by reference to Exhibit 10.9 to Dex Media, Inc.’s Registration Statement on Form S-4, filed with the Securities and Exchange Commission on April 14, 2004, Commission File No. 333-114472)
10.49		Non-Competition and Non-Solicitation Agreement, dated November 8, 2002, by and among Dex Media East LLC (f/k/a SGN LLC), Dex Media West LLC (f/k/a GPP LLC), Dex Holdings LLC and Qwest Corporation, Qwest Communications International Inc. and Qwest Dex, Inc. (incorporated by reference to Exhibit 10.10 to Dex Media, Inc.’s Registration Statement on Form S-4, filed with the Securities and Exchange Commission on April 14, 2004, Commission File No. 333-114472)
10.50		Publishing Agreement by and among Dex Media, Inc., Dex Media East LLC (f/k/a SGN LLC), Dex Media West LLC (f/k/a/ GPP LLC) and Qwest Corporation, dated November 8, 2002, as amended (incorporated by reference to Exhibit 10.19 to Dex Media, Inc.’s Registration Statement on Form S-4, filed with the Securities and Exchange Commission on April 14, 2004, Commission File No. 333-114472)
10.51		Employee Cost Sharing Agreement by and among Dex Media Service LLC, Dex Media, Inc., Dex Media East LLC and Dex Media West LLC, effective as of December 31, 2003 (incorporated by reference to Exhibit 10.30 to Dex Media, Inc.’s Registration Statement on Form S-4, filed with the Securities and Exchange Commission on April 14, 2004, Commission File No. 333-114472)
10.52		Intercompany License Agreement by and among Dex Media, Inc., Dex Media East LLC and Dex Media West LLC, effective as of September 9, 2003 (incorporated by reference to Exhibit 10.32 to Dex Media, Inc.’s Registration Statement on Form S-4, filed with the Securities and Exchange Commission on April 14, 2004, Commission File No. 333-114472)
10	.53#	Amended and Restated Credit Agreement, dated as of September 1, 2004, by and among, R.H. Donnelley Inc., as borrower, the Company, the lenders from time to time parties thereto, J.P. Morgan Securities Inc. and Bear, Stearns & Co. Inc., as joint lead arrangers and joint bookrunners, JPMorgan Chase Bank and Bear Stearns Corporate Lending Inc., as co-syndication agents, Citicorp North America, Inc. and Goldman Sachs Credit Partners L.P., as co-documentation agents, and Deutsche Bank Trust Company Americas, as administrative agent (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 3, 2004, Commission File No. 001-07155)
10.54		First Amendment, dated as of December 6, 2004, to the Amended and Restated Credit Agreement, dated as of September 1, 2004, by and among the Company, R.H. Donnelley Inc., the lenders from time to time parties thereto, Deutsche Bank Trust Company Americas, as administrative agent and J.P. Morgan Securities Inc. as sole bookrunner and sole lead arranger and the other agents party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 8, 2004, Commission File No. 001-07155)
10.55		Second Amendment, dated as of January 7, 2005, to the Amended and Restated Credit Agreement, dated as of September 1, 2004, by and among the Company, R.H. Donnelley Inc., the lenders from time to time parties thereto, Deutsche Bank Trust Company Americas, as administrative agent and the other agents party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 11, 2005, Commission File No. 001-07155)
10.56		Commitment Letter, dated October 2, 2005, among the Company, J.P. Morgan Securities Inc. and JPMorgan Chase Bank, N.A. (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 6, 2005, Commission File No. 001-07155)

Exhibit No.		Document

10	.57#	Second Amended and Restated Credit Agreement, dated December 13, 2005, among the Company, RHDI, the several banks and other financial institutions or entities from time to time parties thereto as lenders, J.P. Morgan Securities Inc. and Deutsche Bank Trust Company Americas, as co-lead arrangers and joint-bookrunners, JPMorgan Chase Bank, N.A., as syndication agent, Bear Stearns Corporate Lending Inc., Credit Suisse, Cayman Islands Branch, Goldman Sachs Credit Partners L.P., UBS Securities LLC and Wachovia Bank, National Association, as co-documentation agents, and Deutsche Bank Trust Company Americas, as administrative agent (incorporated by reference to Exhibit 10.1, the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 19, 2005, Commission File No. 001-07155)
10.58		Amended and Restated Guaranty and Collateral Agreement, dated as of September 1, 2004, by and among the Company, R.H. Donnelley Inc., R.H. Donnelley APIL, Inc., R.H. Donnelley Publishing & Advertising, Inc., Get Digital Smart.com Inc., R.H. Donnelley Publishing & Advertising of Illinois Partnership, DonTech II Partnership, DonTech Holdings, LLC, and R.H. Donnelley Publishing & Advertising of Illinois Holdings, LLC (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 3, 2004, Commission File No. 001-07155)
10.59		Second Amended and Restated Guaranty and Collateral Agreement, dated as of December 13, 2005, by and among the Company, R.H. Donnelley, Inc., and the subsidiaries of R.H. Donnelley, Inc. party thereto, and Deutsche Bank Trust Company Americas, as collateral agent (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 19, 2005, Commission File No. 001-07155)
10.60		Reaffirmation, dated as of December 6, 2004, by the Company, R.H. Donnelley, Inc. and its subsidiaries in favor of Deutsche Bank Trust Company Americas, as administrative agent (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 8, 2004, Commission File No. 001-07155)
10	.61#	Second Amendment and Restatement of Credit Agreement, dated as of October 31, 2003, by and among Dex Media, Inc., Dex Media East, Inc., Dex Media East LLC, JPMorgan Chase Bank, as administrative agent, J.P. Morgan Securities Inc. and Banc of America Securities LLC, as joint bookrunners and joint lead arrangers, J.P. Morgan Europe, Limited, as London Agent, and Bank of America, N.A., Lehman Commercial Paper Inc., Wachovia Bank, National Association and Deutsche Bank Trust Company Americas, as co-syndication agents (incorporated by reference to Exhibit 10.1 to Dex Media, Inc.’s Registration Statement on Form S-4, filed with the Securities and Exchange Commission on April 14, 2004, Commission File No. 333-114472)
10.62		Third Amendment, dated as of June 11, 2004, to the Credit Agreement, dated as of November 8, 2002, as amended and restated as of October 31, 2003, by and among Dex Media, Inc., Dex Media East, Inc., Dex Media East LLC, JPMorgan Chase Bank, as administrative agent, J.P. Morgan Securities Inc. and Banc of America Securities LLC, as joint bookrunners and joint lead arrangers, and Bank of America, N.A., Wachovia Bank, National Association, Lehman Commercial Paper Inc. and Deutsche Bank Trust Company Americas, as co-syndication agents (incorporated by reference to Exhibit 10.2 to Dex Media, Inc.’s Registration Statement on Form S-1 and amendments thereto, declared effective by the Securities and Exchange Commission on July 21, 2004, Commission File No. 333-115489)
10.63		Fourth Amendment, dated as of November 24, 2004, to the Credit Agreement, dated as of November 8, 2002, as amended and restated as of October 31, 2003, by and among Dex Media, Inc., Dex Media East, Inc., Dex Media East LLC, JPMorgan Chase Bank, as administrative agent, J.P. Morgan Securities Inc. and Banc of America Securities LLC, as joint bookrunners and joint lead arrangers, and Bank of America, N.A., Wachovia Bank, National Association, Lehman Commercial Paper Inc. and Deutsche Bank Trust Company Americas, as co-syndication agents (incorporated by reference to Exhibit 10.3 to Dex Media, Inc.’s Registration Statement on Form S-1, declared effective by the Securities and Exchange Commission on January 25, 2005, Commission file No. 333-121859)

Exhibit No.		Document

10.64		Fifth Amendment, dated as of June 16, 2005, to the Credit Agreement, dated as of November 8, 2002, as amended and restated as of July 27, 2004, by and among Dex Media, Inc., Dex Media East, Inc., Dex Media East LLC, JPMorgan Chase Bank, as administrative agent, J.P. Morgan Securities Inc. and Banc of America Securities LLC, as joint bookrunners and co-lead arrangers, and Bank of America, N.A., Wachovia Bank, National Association, Lehman Commercial Paper Inc. and Deutsche Bank Trust company Americas, as co-syndication agents (incorporated by reference to Exhibit 10.6 to Dex Media, Inc.’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on August 4, 2005, Commission File No. 001-32249)
10.65		Guarantee and Collateral Agreement, dated as of November 8, 2002, by and among Dex Media East, Inc., Dex Media East LLC (f/k/a SGN LLC), Dex Media East Finance Co., LCI International, Inc. (Dex Media International, Inc.) and JPMorgan Chase Bank, as collateral agent (incorporated by reference to Exhibit 10.2 to Dex Media, Inc.’s Registration Statement on Form S-4, filed with the Securities and Exchange Commission on April 14, 2004, Commission File No. 333-114472)
10.66		Agreement to Amend and Restate, dated December 13, 2005, among the Company and lenders that are party to the Credit Agreement, dated as of November 8, 2002, as amended, referenced therein (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 19, 2005, Commission File No. 001-07155)
10	.67#	Amended and Restated Credit Agreement, dated January 31, 2006, by and among Dex Media, Inc. (f/k/a Forward Acquisition Corp.), Dex Media East, Inc., Dex Media East LLC, JPMorgan Chase Bank, N.A., as administrative agent, and the other entities from time to time parties thereto (incorporated by reference to Exhibit 10.3 to Dex Media, Inc.’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 6, 2006, Commission File No. 333-131626)
10.68		Reaffirmation Agreement, dated January 31, 2006, by and among Dex Media, Inc. (f/k/a Forward Acquisition Corp.), Dex Media East, Inc., Dex Media East LLC and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.4 to Dex Media, Inc.’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 6, 2006, Commission File No. 333-131626)
10	.69#	Credit Agreement, dated as of September 9, 2003, among Dex Media, Inc., Dex Media West, Inc., Dex Media West LLC, JPMorgan Chase Bank, as administrative agent, J.P. Morgan Securities Inc. and Banc of America Securities LLC, as joint bookrunners and joint lead arrangers, and Bank of America, N.A., Wachovia Bank, National Association, Lehman Commercial Paper Inc. and Deutsche Bank Trust Company Americas, as co-syndication agents (incorporated by reference to Exhibit 10.4 to Dex Media, Inc.’s Registration Statement on Form S-4, filed with the Securities and Exchange Commission on April 14, 2004, Commission File No. 333-114472). This Credit Agreement has been amended and restated.
10.70		First Amendment, dated as of October 31, 2003, to the Credit Agreement, dated as of September 9, 2003, among Dex Media, Inc., Dex Media West, Inc., Dex Media West LLC, JPMorgan Chase Bank, as administrative agent, J.P. Morgan Securities Inc. and Banc of America Securities LLC, as joint bookrunners and joint lead arrangers, and Bank of America, N.A., Wachovia Bank, National Association, Lehman Commercial Paper Inc. and Deutsche Bank Trust Company Americas, as co-syndication agents (incorporated by reference to Exhibit 10.5 to Dex Media, Inc.’s Registration Statement on Form S-4, filed with the Securities and Exchange Commission on April 14, 2004, Commission File No. 333-114472). This Credit Agreement has been amended and restated.
10.71		Second Amendment, dated as of June 11, 2004, to the Credit Agreement, dated as of September 9, 2003, as amended as of October 31, 2003, by and among Dex Media, Inc., Dex Media West, Inc., Dex Media West LLC, JPMorgan Chase Bank, as administrative agent, J.P. Morgan Securities Inc. and Banc of America Securities LLC, as joint bookrunners and joint lead arrangers, and Bank of America, N.A., Wachovia Bank, National Association, Lehman Commercial Paper Inc. and Deutsche Bank Trust Company Americas, as co-syndication agents (incorporated by reference to Exhibit 10.7 to Dex Media, Inc.’s Registration Statement on Form S-1, declared effective by the Securities and Exchange Commission on July 21, 2004, Commission File No. 333-115489). This Credit Agreement has been amended and restated.

Exhibit No.		Document

10.72		Third Amendment, dated as of November 24, 2004, to the Credit Agreement, dated as of September 9, 2003, among Dex Media, Inc., Dex Media West, Inc., Dex Media West LLC JPMorgan Chase Bank, N.A. (formerly known as JPMorgan Chase Bank), as administrative agent, J.P. Morgan Securities Inc. and Banc of America Securities LLC, as joint bookrunners and joint lead arrangers, and Bank of America, N.A., Wachovia Bank, National Association, Lehman Commercial Paper Inc. and Deutsche Bank Trust Company Americas, as co-syndication agents (incorporated by reference to Exhibit 10.9 to Dex Media, Inc.’s Registration Statement on Form S-1, declared effective by the Securities and Exchange Commission on January 25, 2005, Commission File No. 333-121859). This Credit Agreement has been amended and restated.
10.73		Fourth Amendment, dated as of June 16, 2005, to the Credit Agreement dated as of September 9, 2003, as amended and restated as of July 27, 2004, by and among Dex Media, Inc., Dex Media West, Inc., Dex Media West LLC, JPMorgan Chase Bank, N.A., as administrative agent, J.P. Morgan Securities Inc. and Banc of America Securities LLC, as joint bookrunners and co-lead arrangers, and Bank of America, N.A., Wachovia Bank, National Association, Lehman Commercial Paper Inc. and Deutsche Bank Trust Company Americas, as co-syndication agents (incorporated by reference to Exhibit 10.5 to Dex Media, Inc.’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on August 4, 2005, Commission File No. 001-32249). This Credit Agreement has been amended and restated.
10.74		Guarantee and Collateral Agreement, dated as of September 9, 2003, among Dex Media West, Inc., Dex Media West LLC, Dex Media West Finance Co. and JPMorgan Chase Bank, as collateral agent (incorporated by reference to Exhibit 10.7 to Dex Media, Inc.’s Registration Statement on Form S-4, filed with the Securities and Exchange Commission on April 14, 2004, Commission File No. 333-114472)
10.75		Agreement to Amend and Restate, dated December 13, 2005, among the Company and the lenders that are party to the Credit Agreement, dated as of September 9, 2003, as amended, referenced therein (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 19, 2005, Commission File No. 001-07155)
10	.76#	Amended and Restated Credit Agreement, dated January 31, 2006, by and among Dex Media, Inc. (f/k/a Forward Acquisition Corp.), Dex Media West, Inc., Dex Media West LLC, JPMorgan Chase Bank, N.A., as administrative agent, and the other entities from time to time parties thereto (incorporated by reference to Exhibit 10.1 to Dex Media, Inc.’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 6, 2006, Commission File No. 333-131626)
10.77		Reaffirmation Agreement, dated January 31, 2006, by and among Dex Media, Inc. (f/k/a Forward Acquisition Corp.), Dex Media West, Inc., Dex Media West LLC, JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.2 to Dex Media, Inc.’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 6, 2006, Commission File No. 333-131626)
10	.78#	Closing Agreement, dated as of December 13, 2004, by and between the Company and the Commissioner of the Internal Revenue Service (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 16, 2004, Commission File No. 001-07155)
10.79		Closing Agreement, dated as of July 21, 2005, by and between the Company and the Commissioner of the Internal Revenue Service (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 3, 2005, Commission File No. 001-07155)
10.80		Sponsor Stockholders Agreement, dated as of October 3, 2005, among the Company, Welsh, Carson, Anderson & Stowe IX, L.P., WD GP Associates LLC and WD Investors LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 6, 2005, Commission File No. 001-07155)

Exhibit No.		Document

10.81		Sponsor Stockholders Agreement, dated as of October 3, 2005, among the Company, Carlyle Partners III, L.P., CP III Coinvestment, L.P., Carlyle High Yield Partners, L.P., Carlyle-Dex Partners L.P. and Carlyle-Dex Partners II, L.P. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 6, 2005, Commission File No. 001-07155)
10.82		Support Agreement, dated October 3, 2005, among the Company, Welsh, Carson, Anderson & Stowe IX, L.P., WD GP Associates LLC and WD Investors LLC. (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 6, 2005, Commission File No. 001-07155)
10.83		Support Agreement, dated October 3, 2005, among the Company, Carlyle Partners III, L.P., CP III Coinvestment, L.P., Carlyle High Yield Partners, L.P., Carlyle-Dex Partners L.P. and Carlyle-Dex Partners II, L.P. (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 6, 2005, Commission File No. 001-07155)
10	.84#	Stock Purchase and Support Agreement, dated as of October 3, 2005, among the Company and the stockholders listed on Schedule A attached thereto (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 6, 2005, Commission File No. 001-07155)
10	.85*^	Board of Director Compensation Plan
21	*	Subsidiaries of the Company
23	.1*	Consent of Pricewaterhouse Coopers LLP, Independent Registered Public Accounting Firm
31	.1*	Certification of Annual Report on Form 10-K for the period ended December 31, 2005 by David C. Swanson, Chief Executive Officer of R.H. Donnelley Corporation under Section 302 of the Sarbanes-Oxley Act
31	.2*	Certification of Annual Report on Form 10-K for the period ended December 31, 2005 by Steven M. Blondy, Executive Vice President and Chief Financial Officer of R.H. Donnelley Corporation under Section 302 of the Sarbanes-Oxley Act
31	.3*	Certification of Annual Report on Form 10-K for the period ended December 31, 2005 by David C. Swanson, Chief Executive Officer of R.H. Donnelley Inc. under Section 302 of the Sarbanes-Oxley Act
31	.4*	Certification of Annual Report on Form 10-K for the period ended December 31, 2005 by Steven M. Blondy, Executive Vice President and Chief Financial Officer of R.H. Donnelley Inc. under Section 302 of the Sarbanes-Oxley Act
32	.1*	Certification of Annual Report on Form 10-K for the period ended December 31, 2005 under Section 906 of the Sarbanes-Oxley Act by David C. Swanson, Chief Executive Officer, and Steven M. Blondy, Executive Vice President and Chief Financial Officer, for R.H. Donnelley Corporation
32	.2*	Certification of Annual Report on Form 10-K for the period ended December 31, 2005 under Section 906 of the Sarbanes-Oxley Act by David C. Swanson, Chief Executive Officer, and Steven M. Blondy, Executive Vice President and Chief Financial Officer, for R.H. Donnelley Inc.

*	Filed herewith

^	Management contract or compensatory plan

#	The Company agrees to furnish supplementally a copy of any omitted exhibits or schedules to the Securities and Exchange Commission upon request.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on the 15th day of March 2006.

R.H. Donnelley Corporation

By:	/s/ David C. Swanson
David C. Swanson,
Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been duly signed by the following persons in the capacities and on the date indicated.

/s/ David C. Swanson (David C. Swanson)	Chief Executive Officer and Director (Principal Executive Officer)	March 15, 2006

/s/ George A. Burnett (George A. Burnett)	Chairman of the Board	March 15, 2006

/s/ Steven M. Blondy (Steven M. Blondy)	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	March 15, 2006

/s/ Jeffrey A. Smith (Jeffrey A. Smith)	Vice President and Controller (Co-Principal Accounting Officer)	March 15, 2006

/s/ Robert A. Gross (Robert A. Gross)	Vice President — Finance and Administration (Co-Principal Accounting Officer)	March 15, 2006

/s/ James A. Attwood (James A. Attwood)	Director	March 15, 2006

/s/ Michael P. Connors (Michael P. Connors)	Director	March 15, 2006

/s/ Nancy E. Cooper (Nancy E. Cooper)	Director	March 15, 2006

/s/ Anthony Denicola (Anthony deNicola)	Director	March 15, 2006

/s/ R. Glenn Hubbard (R. Glenn Hubbard)	Director	March 15, 2006

/s/ Robert Kamerschen (Robert Kamerschen)	Director	March 15, 2006

/s/ Russell T. Lewis (Russell T. Lewis)	Director	March 15, 2006

/s/ Alan F. Schultz (Alan F. Schultz)	Director	March 15, 2006

/s/ David M. Veit (David M. Veit)	Director	March 15, 2006

/s/ Barry Lawson Williams (Barry Lawson Williams)	Director	March 15, 2006

/s/ Edwina Woodbury (Edwina Woodbury)	Director	March 15, 2006

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on the 15th day of March, 2006.

R.H. Donnelley Inc.

By:	/s/ David C. Swanson
David C. Swanson,
Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been duly signed by the following persons in the capacities and on the date indicated.

/s/ David C. Swanson (David C. Swanson)	Chief Executive Officer and Director (Principal Executive Officer)	March 15, 2006

/s/ Steven M. Blondy (Steven M. Blondy)	Executive Vice President and Chief Financial Officer and Director (Principal Financial Officer)	March 15, 2006

/s/ Jeffrey A. Smith (Jeffrey A. Smith)	Vice President and Controller (Co-Principal Accounting Officer)	March 15, 2006

/s/ Robert A. Gross (Robert A. Gross)	Vice President — Finance and Administration (Co-Principal Accounting Officer)	March 15, 2006

/s/ Robert J. Bush (Robert J. Bush)	Director	March 15, 2006

EXHIBIT INDEX

Exhibit No.		Document

3	.6*	Certificate of Incorporation, as amended, of Dex Media Inc. (f/k/a Forward Acquisition Corporation)
3	.7*	Bylaws of Dex Media, Inc. (f/k/a Forward Acquisition Corporation)
10	.21*	Form of R.H. Donnelley Corporation Restricted Stock Units Agreement under 2005 Plan
10	.85*	Board of Director Compensation Plan
21*		Subsidiaries of the Company
23	.1*	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm
31	.1*	Certification of Annual Report on Form 10-K for the period ended December 31, 2005 by David C. Swanson, Chief Executive Officer of R.H. Donnelley Corporation under Section 302 of the Sarbanes-Oxley Act
31	.2*	Certification of Annual Report on Form 10-K for the period ended December 31, 2005 by Steven M. Blondy, Executive Vice President and Chief Financial Officer of R.H. Donnelley Corporation under Section 302 of the Sarbanes-Oxley Act
31	.3*	Certification of Annual Report on Form 10-K for the period ended December 31, 2005 by David C. Swanson, Chief Executive Officer of R.H. Donnelley Inc. under Section 302 of the Sarbanes-Oxley Act
31	.4*	Certification of Annual Report on Form 10-K for the period ended December 31, 2005 by Steven M. Blondy, Executive Vice President and Chief Financial Officer of R.H. Donnelley Inc. under Section 302 of the Sarbanes-Oxley Act
32	.1*	Certification of Annual Report on Form 10-K for the period ended December 31, 2005 under Section 906 of the Sarbanes-Oxley Act by David C. Swanson, Chief Executive Officer, and Steven M. Blondy, Executive Vice President and Chief Financial Officer, for R.H. Donnelley Corporation
32	.2*	Certification of Annual Report on Form 10-K for the period ended December 31, 2005 under Section 906 of the Sarbanes-Oxley Act by David C. Swanson, Chief Executive Officer, and Steven M. Blondy, Executive Vice President and Chief Financial Officer, for R.H. Donnelley Inc.

*	Filed herewith