Form 10-Q
period 2006-03-31
R H DONNELLEY CORP
filed 2006-05-10
CIK 30419

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006
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

N/A

(Former Name, Former Address and Former
Fiscal Year, if Changed Since Last Report)
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑     No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☑     Accelerated filer ☐     Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐     No ☑
Indicate the number of shares outstanding of the issuer’s classes of common stock, as of the latest practicable date:

Title of class	Shares Outstanding at May 1, 2006
Common Stock, par value $1 per share	69,595,294

R.H. DONNELLEY CORPORATION

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements
R.H. Donnelley Corporation and Subsidiaries
Consolidated Balance Sheets (Unaudited)

	March 31,	December 31,
(in thousands, except share and per share data)	2006	2005

Assets
Current Assets
Cash and cash equivalents	$199,283	$7,793
Accounts receivable
Billed	196,177	116,576
Unbilled	1,253,525	368,062
Allowance for doubtful accounts and sales claims	(105,301)	(27,328)

Net accounts receivable	1,344,401	457,310
Deferred directory costs	211,228	67,686
Other current assets	64,029	33,056

Total current assets	1,818,941	565,845

Fixed assets and computer software, net	164,238	55,687
Other non-current assets	175,412	105,891
Intangible assets, net	11,708,800	2,833,200
Goodwill	2,671,431	319,014

Total Assets	$16,538,822	$3,879,637

Liabilities, Redeemable Convertible Preferred Stock and Shareholders’ Equity (Deficit)

Current Liabilities
Accounts payable and accrued liabilities	$127,371	$68,912
Accrued interest	136,359	20,649
Deferred directory revenue	783,267	463,440
Short-term deferred income taxes, net	288,429	85,583
Current portion of long-term debt	460,523	100,234

Total current liabilities	1,795,949	738,818

Long-term debt	10,423,447	2,978,615
Deferred income taxes, net	2,146,549	65,165
Other non-current liabilities	155,411	54,305

Total liabilities	14,521,356	3,836,903

Commitments and contingencies

Redeemable convertible preferred stock (liquidation preference of $334,149 at December 31, 2005)	—	334,149

Shareholders’ Equity (Deficit)
Common stock, par value $1 per share, 400,000,000 shares authorized, 88,169,275 shares issued at March 31, 2006 and 51,621,824 shares issued at December 31, 2005	88,169	51,622
Additional paid-in capital	2,338,790	—
Warrants outstanding	13,758	13,758
Accumulated deficit	(270,814)	(197,122)
Treasury stock, at cost, 18,665,862 shares at March 31, 2006 and 19,733,161 shares at December 31, 2005	(162,415)	(163,485)
Accumulated other comprehensive income	9,978	3,812

Total shareholders’ equity (deficit)	2,017,466	(291,415)

Total Liabilities, Redeemable Convertible Preferred Stock and Shareholders’ Equity (Deficit)	$16,538,822	$3,879,637

The accompanying notes are an integral part of the consolidated financial statements.

R.H. Donnelley Corporation and Subsidiaries
Consolidated Statements of Operations and Comprehensive (Loss) Income (Unaudited)

	Three months ended
	March 31,
(in thousands, except per share data)	2006	2005

Net revenue	$320,479	$207,339

Expenses
Operating expenses	180,473	102,406
General and administrative expenses	39,247	13,085
Depreciation and amortization	62,692	21,651

Total expenses	282,412	137,142

Operating income	38,067	70,197

Interest expense, net	(153,741)	(57,497)

(Loss) income before income taxes	(115,674)	12,700

(Benefit) provision for income taxes	(43,956)	4,953

Net (loss) income	(71,718)	7,747

Preferred dividend	1,974	3,319
(Gain) loss on repurchase of redeemable convertible preferred stock	(31,195)	133,681

Loss available to common shareholders	$(42,497)	$(129,253)

Loss per share:
Basic	$(0.76)	$(4.10)

Diluted	$(0.76)	$(4.10)

Shares used in computing loss per share:
Basic	55,607	31,543

Diluted	55,607	31,543

Comprehensive (Loss) Income
Net (loss) income	($71,718)	$7,747
Unrealized gain on interest rate swaps, net of tax	6,166	12,217

Comprehensive (loss) income	($65,552)	$19,964

The accompanying notes are an integral part of the consolidated financial statements.

R.H. Donnelley Corporation and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)

	Three months ended
	March 31,
(in thousands)	2006	2005

Cash Flows from Operating Activities
Net (loss) income	$(71,718)	$7,747
Reconciliation of net (loss) income to net cash provided by operating activities:
Depreciation and amortization	62,692	21,651
Deferred income taxes	(44,046)	21,768
Provision for bad debts	8,457	6,800
Stock based compensation expense	16,472	—
Other non-cash charges	15,618	4,863
Changes in assets and liabilities, net of effects from acquisition:
(Increase) in accounts receivable	(104,867)	(5,468)
(Increase) decrease in other assets	(16,159)	7,428
Increase in accounts payable and accrued liabilities	1,254	10,400
Increase in deferred directory revenue	319,565	50,740
Increase (decrease) in other non-current liabilities	8,722	(13,102)

Net cash provided by operating activities	195,990	112,827

Cash Flows from Investing Activities
Additions to fixed assets and computer software	(10,396)	(5,515)
Merger, net of cash received	(1,888,745)	—

Net cash used in investing activities	(1,899,141)	(5,515)

Cash Flows from Financing Activities
Proceeds from the issuance of debt, net of costs	2,517,466	291,742
Revolver borrowings	168,700	72,000
Revolver repayments	(44,700)	(90,200)
Repurchase of redeemable convertible preferred stock	(336,123)	(277,197)
Credit facility repayments	(418,895)	(111,435)
(Decrease) increase in checks not yet presented for payment	(5,925)	1,943
Proceeds from employee stock option exercises	14,118	2,653

Net cash provided by (used in) financing activities	1,894,641	(110,494)

Increase (decrease) in cash and cash equivalents	191,490	(3,182)
Cash and cash equivalents, beginning of year	7,793	10,755

Cash and cash equivalents, end of period	$199,283	$7,573

Supplemental Information:
Cash paid:
Interest	$122,626	$24,502

Income taxes, net	$231	$508

The accompanying notes are an integral part of the consolidated financial statements.

R.H. Donnelley Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
(tabular amounts in thousands, except per share data)
1. Business and Basis of Presentation
The interim consolidated financial statements of R.H. Donnelley Corporation and its direct and indirect wholly owned subsidiaries (the “Company”, “RHD”, “we”, “us” and “our”) have been prepared in accordance with the instructions to Quarterly Report on Form 10-Q and should be read in conjunction with the financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2005 (“2005 10-K”). The results of interim periods are not necessarily indicative of results for the full year or any subsequent period. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair statement of financial position, results of operations and cash flows at the dates and for the periods presented have been included.
Certain prior period amounts included on the Consolidated Balance Sheet have been reclassified to conform to the current period’s presentation.
Significant Business Developments
On January 31, 2006, we acquired Dex Media, Inc. (“Dex Media”) for a purchase price of $4.1 billion, consisting of 36,547,381 shares of our common stock valued at $2.2 billion and $1.9 billion in cash (the “Dex Media Merger”). Dex Media is the indirect parent of Dex Media East LLC (“Dex Media East”) and Dex Media West LLC (“Dex Media West”). We also assumed all of Dex Media’s and its subsidiaries’ outstanding indebtedness with a fair value of $5.5 billion. Dex Media is the exclusive publisher of the “official” yellow pages and white pages directories for Qwest Communications International Inc. (“Qwest”) where Qwest is the primary incumbent local exchange carrier (“ILEC”). Dex Media East operates the directory business in the following states, which are Colorado, Iowa, Minnesota, Nebraska, New Mexico, North Dakota and South Dakota (collectively, the “Dex East States”) and Dex Media West operates the directory business in the following states, which are Arizona, Idaho, Montana, Oregon, Utah, Washington and Wyoming (collectively, the “Dex West States”). Prior to the Dex Media Merger, Dex Media was a leading directory publisher in the United States. The purpose of the Dex Media Merger was to take a further step in the transformation of RHD into a leading publisher of Yellow Pages directories, as well as to combine the complementary strengths of both companies. The acquired business of Dex Media and its subsidiaries (“Dex Media Business”) now operates through Dex Media, Inc., one of RHD’s direct, wholly-owned subsidiaries. The results of the Dex Media Business have been included in the Company’s operating results commencing February 1, 2006.
Following the closing of the Dex Media Merger, we are the third largest print and online directory publisher in the United States, based on revenue. During 2006, we expect to have a total annual distribution of approximately 80 million directories, serving over 600,000 local and national advertisers with more than 625 directories in 28 states. In 2005, Dex Media published 293 directories and printed approximately 52 million copies of these directories for distribution to virtually all business and residential customers throughout the Dex East States and Dex West States. Dex Media’s Internet-based directory, DexOnline.comTM, which is bundled with Dex Media’s print product to provide web-based access to Dex Media’s directories, further expands the distribution of Dex Media’s advertiser content. In addition to the acquired Dex Media Business, we publish Sprint-branded directories in 18 states, with major markets including Las Vegas, Nevada and Orlando and Lee County, Florida, with a total distribution of approximately 18 million serving approximately 160,000 local and national advertisers. We also publish AT&T (formerly known as SBC) branded directories in Illinois and Northwest Indiana, with a total distribution of approximately 10 million serving approximately 100,000 local and national advertisers. We also offer online city guides and search web sites in all our Sprint markets under the Best Red Yellow Pages brand at www.bestredyp.com and in the Chicagoland area at www.chicagolandyp.com.
On January 27, 2006, we repurchased the remaining 100,301 shares of our outstanding 8% redeemable convertible cumulative preferred stock (“Preferred Stock”) from investment partnerships affiliated with The Goldman Sachs Group, Inc. (collectively, the “GS Funds”) for $336.1 million in cash, including accrued cash dividends and interest (the “GS Repurchase”). Subsequent to the GS Repurchase, there are no outstanding shares of Preferred Stock. See Note 6, “Redeemable Preferred Stock and Warrants” for a description of the impact of the Preferred Stock and GS Repurchase on our consolidated financial statements for the three months ended March 31, 2006.

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
On January 3, 2003, we completed the acquisition of the directory business (the “SPA Directory Business”) of Sprint Corporation (now known as Sprint Nextel Corporation, “Sprint”) by acquiring all the outstanding capital stock of the various entities comprising Sprint Publishing & Advertising (“SPA”) (collectively, the “SPA Acquisition”) for $2.23 billion in cash and became the publisher of Sprint-branded yellow pages directories in 18 states. The results of the SPA Directory Business are included in our consolidated results from and after January 3, 2003. The SPA Directory Business now operates as R.H. Donnelley Publishing & Advertising, Inc., an indirect wholly owned subsidiary of the Company. We expect Sprint to spin-off its local telephone business as Embarq Corporation (“Embarq”) in May 2006. In connection with the spin-off, we expect to enter into new agreements with Embarq that will replace the related agreements with Sprint, except that Sprint will remain bound by certain non-competition obligations. All references to Sprint herein shall mean Embarq following the execution of such agreements.
2. Summary of Significant Accounting Policies
Principles of Consolidation. The consolidated financial statements include the accounts of R.H. Donnelley Corporation and its direct and indirect wholly owned subsidiaries. All intercompany transactions and balances have been eliminated.
Revenue Recognition. We earn revenue principally from the sale of advertising into our yellow pages directories. Revenue from the sale of such advertising is deferred when a directory is published and recognized ratably over the life of a directory, which is typically 12 months (the “deferral and amortization method”). The Company recognizes revenue for internet-based advertising bundled with print advertising using the deferral and amortization method. The Company recognizes revenue for advertising on its Internet-based directory, DexOnline.com, ratably over the period the advertisement appears on the site. Other products and services are recognized as delivered or fulfilled. Revenue from the sale of advertising is recorded net of an allowance for sales claims, estimated based on historical experience on a directory-by-directory basis. We increase or decrease this estimate as information or circumstances indicate that the estimate may no longer adequately represent the amount of claims we may incur for a directory in the future.
The Company enters into transactions such as exclusivity arrangements, sponsorships, and other media access transactions, where the Company’s products and services are promoted by a third party and, in exchange, the Company carries the party’s advertisement. The Company accounts for these transactions in accordance with Emerging Issues Task Force (“EITF”) Issue No. 99-17 “Accounting for Advertising Barter Transactions.” Revenue and expense related to such transactions are included in the consolidated statements of operations consistent with reasonably similar items sold or purchased for cash.
In certain cases, the Company enters into agreements with customers that involve the delivery of more than one product or service. Revenue for such arrangements is allocated in accordance with EITF Issue No. 00-21 “Revenue Arrangements with Multiple Deliverables.”
Deferred Directory Costs. Costs directly related to the selling and production of our directories are initially deferred when incurred and recognized ratably over the life of a directory after publication, which is typically 12 months. These costs include sales commissions and print, paper and initial distribution costs. Such costs that are paid prior to directory publication are classified as other current assets until publication, when they are then reclassified as deferred directory costs.
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
Interest Expense and Deferred Financing Costs. Interest expense, net related to the Company’s outstanding debt was $153.7 million and $57.5 million for the three months ended March 31, 2006 and 2005, respectively. Certain costs associated with the issuance of debt instruments are capitalized and included in other non-current assets on the consolidated balance sheets. These costs are amortized to interest expense over the terms of the related debt agreements. The bond outstanding method is used to amortize deferred financing costs relating to debt instruments with respect to which we make accelerated principal payments. Other deferred financing costs are amortized using the effective interest method. Amortization of deferred financing costs included in interest expense was $5.0 million and $4.0 million for the three months ended March 31, 2006 and 2005, respectively. Apart from business combinations, it is the Company’s policy to recognize losses incurred in conjunction with debt extinguishments as a component of interest expense. In conjunction with the Dex Media Merger and as a result of purchase accounting required under generally accepted accounting principles (“GAAP”), we were required to record Dex Media’s debt at its fair value on January 31, 2006. We recognize an offset to interest expense each period for the amortization of the corresponding fair value adjustment over the life of the respective debt.
Advertising Expense. We recognize advertising expenses as incurred. These expenses include public relations, media, on-line advertising and other promotional and sponsorship costs. Total advertising expense was $9.8 million and $4.3 million for the three months ended March 31, 2006 and 2005, respectively.
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

At March 31, 2006, we had interest rate swap agreements with major financial institutions with a notional value of $2.5 billion. We are exposed to credit risk in the event that one or more of the counterparties to the agreements does not, or cannot, meet their obligation. The notional amount is used to measure interest to be paid or received and does not represent the amount of exposure to credit loss. The loss would be limited to the amount that would have been received, if any, over the remaining life of the swap agreement. The counterparties to the swap agreements are major financial institutions with credit ratings of A or higher. We do not currently foresee a material credit risk associated with these swap agreements; however, no assurances can be given.
Derivative Financial Instruments. We do not use derivative financial instruments for trading or speculative purposes. Our derivative financial instruments are limited to interest rate swap agreements used to manage exposure to fluctuations in interest rates on variable rate debt. These agreements effectively convert $2.5 billion of our variable rate debt to fixed rate debt, mitigating our exposure to increases in interest rates. Under the terms of the swap agreements, we receive variable interest based on the three-month LIBOR and pay a weighted average fixed rate of 3.90%. The swaps mature at varying dates beginning June 2006 through September 2009. The weighted average rate received on our interest rate swaps was 4.58% during the three months ended March 31, 2006. These periodic payments and receipts are recorded as interest expense.
Interest rate swaps with a notional amount of $2.1 billion have been designated as cash flow hedges to hedge three-month LIBOR-based interest payments on $2.1 billion of bank debt. To the extent the swaps provide an effective hedge, changes in the fair value of the swaps are recorded in other comprehensive income, a component of shareholders’ equity (deficit). Any ineffectiveness is recorded through earnings. As of March 31, 2006, these respective interest rate swaps provided an effective hedge of the three-month LIBOR-based interest payments on $2.1 billion of bank debt, and no ineffectiveness was included in earnings related to these interest rate swaps. For derivative instruments that are not designated or do not qualify as hedged transactions, the initial fair value, if any, and any subsequent gains or losses in the change in the fair value are reported in earnings as a component of interest expense. Interest rate swaps acquired as a result of the Dex Media Merger with a notional amount of $425 million have not been designated as cash flow hedges. For the two months ended March 31, 2006, the Company recorded a reduction to interest expense of $0.2 million as a result of the change in fair value of these interest rate swaps.
Income Taxes. We account for income taxes under the asset and liability method in accordance with SFAS No. 109, Accounting for Income Taxes (“SFAS 109”). Deferred tax liabilities or assets reflect temporary differences between amounts of assets and liabilities for financial and tax reporting purposes. Such amounts are adjusted, as appropriate, to reflect changes in tax rates expected to be in effect when the temporary differences reverse. A valuation allowance is established to offset any deferred tax assets if, based upon the available information, it is more likely than not that some or all of the deferred tax assets will not be realized. A deferred tax liability in the amount of $2.4 billion has been recognized in accordance with SFAS 109 for the difference between the assigned values for purchase accounting purposes and the tax bases of the assets and liabilities acquired as a result of the Dex Media Merger.
Earnings per Share. We account for earnings per share in accordance with Emerging Issues Task Force Issue No. 03-6, Participating Securities and the Two-Class Method under FASB Statement 128 (“EITF 03-6”), which established standards regarding the computation of earnings per share (“EPS”) by companies that have issued securities other than common stock that contractually entitle the holder to participate in dividends and earnings of the company. EITF 03-6 requires earnings available to common shareholders for the period, after deduction of preferred stock dividends, to be allocated between the common and preferred stockholders based on their respective rights to receive dividends. Basic EPS is then calculated by dividing income (loss) allocable to common shareholders by the weighted average number of shares outstanding. EITF 03-6 does not require the presentation of basic and diluted EPS for securities other than common stock. Therefore, the following EPS amounts only pertain to our common stock. Subsequent to the GS Repurchase, beginning with the second quarter of 2006, we will no longer utilize the two-class method for EPS computations.
Under the guidance of EITF 03-6, diluted EPS are calculated by dividing income (loss) allocable to common shareholders by the weighted average common shares outstanding plus dilutive potential common stock. Potential common stock includes stock options, stock appreciation rights (“SARs”), restricted stock and warrants, the dilutive effect of which is calculated using the treasury stock method, and our Preferred Stock, the dilutive effect of which is calculated using the “if-converted” method. The calculation of basic and diluted EPS for the three months ended March 31, 2006 and 2005 is presented below.

	Three months ended
	March 31,
	2006	2005

Basic EPS—Two—Class Method
Loss available to common shareholders	$(42,497)	$(129,253)
Amount allocable to common shareholders (1)	100%	100%

Loss allocable to common shareholders	(42,497)	(129,253)
Weighted average common shares outstanding	55,607	31,543

Basic loss per share—two—class method	$(0.76)	$(4.10)

Diluted EPS
Loss available to common shareholders	$(42,497)	$(129,253)
Amount allocable to common shares (1)	100%	100%

Loss allocable to common shareholders	(42,497)	(129,253)
Weighted average common shares outstanding	55,607	31,543
Dilutive effect of stock awards (2)	—	—
Dilutive effect of Preferred Stock assuming conversion (2)	—	—

Weighted average diluted shares outstanding	55,607	31,543

Diluted loss per share	$(0.76)	$(4.10)

(1)	In computing EPS using the two-class method, we have not allocated the net loss for the three months ended March 31, 2006 and 2005, respectively, between common and preferred shareholders since preferred shareholders had no contractual obligation to share in the net loss.

(2)	Due to the loss allocable to common shareholders reported for the three months ended March 31, 2006 and 2005, the effect of all stock-based awards and the assumed conversion of the Preferred Stock were anti-dilutive and therefore are not included in the calculation of diluted EPS. For the three months ended March 31, 2006, 1.9 million shares of stock-based awards had exercise prices that exceeded the average market price of the Company’s common stock for the period. For the three months ended March 31, 2005, no stock-based awards had exercise prices that exceeded the average market price of the Company’s common stock for the period.
Stock-Based Awards.
We maintain two shareholder approved stock incentive plans, the 2005 Stock Award and Incentive Plan (“2005 Plan”) and the 2001 Stock Award and Incentive Plan (“2001 Plan”), whereby certain employees and non-employee directors are eligible to receive stock options, SARs, limited stock appreciation rights in tandem with stock options and restricted stock. Under the 2005 Plan and 2001 Plan, 5 million and 4 million shares, respectively, were originally authorized for grant. Stock awards are typically granted at the market value of our common stock at the date of the grant, become exercisable in ratable installments or otherwise, over a period of one to five years from the date of grant, and may be exercised up to a maximum of ten years from the time of grant. The Board determines termination, vesting and other relevant provisions at the date of the grant. We have implemented a policy of issuing treasury shares held by the Company to satisfy stock issuances associated with stock-based award exercises.
Non-employee directors receive options to purchase 1,500 shares and an award of 1,500 shares of restricted stock upon election to the Board. Non-employee directors also receive, on an annual basis, options to purchase 1,500 shares and an award of 1,500 shares of restricted stock. Non-employee directors may also elect to receive additional options in lieu of all or a portion of their annual cash retainer fee.
On January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123 (R), Share-Based Payment (“SFAS No. 123 (R)”), using the Modified Prospective Method. Under this method, we are required to record compensation expense in the statement of operations for all employee stock-based awards granted, modified or settled after the date of adoption and for the unvested portion of previously granted stock awards that remain outstanding as of the beginning of the period of adoption based on their grant date fair values. The Company estimates forfeitures over the requisite service period when recognizing compensation expense. Estimated forfeitures are adjusted to the extent actual forfeitures differ, or are expected to materially differ, from such estimates.

Prior to adopting SFAS No. 123 (R), the Company accounted for stock-based awards granted to employees and non-employee directors in accordance with the intrinsic value-based method prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”) and related interpretations. Compensation expense related to the issuance of stock options to employees or non-employee directors was only recognized if the exercise price of the stock option was less than the market value of the underlying common stock on the date of grant. Compensation expense related to SARs was determined at the end of each period in the amount by which the quoted market value of the underlying shares covered by the grant exceeded the grant price recognized over the vesting term. In compliance with the Modified Prospective Method, financial statement amounts for the prior periods presented in this Form 10-Q have not been restated to reflect the fair value method of expensing stock-based compensation.
The following table depicts the effect of adopting SFAS No. 123 (R) on net loss, loss available to common shareholders and loss per share for the three months ended March 31, 2006. The Company’s reported net loss, loss available to common shareholders and basic and diluted loss per share for the three months ended March 31, 2006, which reflect compensation expense related to the Company’s stock-based awards recorded in accordance with SFAS No. 123 (R), is compared to net loss, loss available to common shareholders and basic and diluted loss per share for the same period that would have been reported had such compensation expense been determined under APB 25.

	Three Months Ended March 31, 2006
	As Reported	Per APB 25

Total stock-based compensation expense	$16,472	$2,562
Net loss	(71,718)	(63,093)
Loss available to common shareholders	(42,497)	(33,872)
Loss per share:
Basic	$(0.76)	$(0.61)
Diluted	$(0.76)	$(0.61)
Prior to the adoption of SFAS No. 123 (R), the Company presented all tax benefits of deductions resulting from the exercise of stock-based awards as operating cash flows in the Consolidated Statements of Cash Flows. SFAS No. 123 (R) requires that these cash flows now be classified as financing cash flows. During the three months ended March 31, 2006, the Company was not able to utilize the tax benefit resulting from stock-based award exercises due to net operating loss carryforwards. As such, financing cash flows were unaffected by stock-based award exercises for the three months ended March 31, 2006.
Under SFAS No. 123 (R), the fair value for our stock options and SARs is calculated using the Black-Scholes method at the time these stock-based awards are granted. The amount, net of estimated forfeitures, is then amortized over the vesting period of the stock-based award. The weighted average fair value of stock options and SARs granted during the three months ended March 31, 2006 was $20.08. The following assumptions were used in valuing these stock-based awards for the three months ended March 31, 2006:

Three Months Ended
March 31, 2006

Dividend yield	0%
Expected volatility	24.57%
Risk-free interest rate	4.60%
Expected life	5 years
Forfeiture rate	5.0%
We estimate expected volatility based on the historical volatility of the price of our common stock over the expected life of our stock-based awards. The expected life represents the period of time that stock-based awards granted are expected to be outstanding, which is based on historical experience. The Company uses historical data to estimate stock-based award exercises and employee terminations. The risk-free interest rate is based on applicable U.S. Treasury yields that approximate the expected life of stock-based awards granted.
The Company grants restricted stock to certain of its employee and non-employee directors in accordance with the 2005 Plan. Under SFAS No. 123 (R), compensation expense related to these awards is measured at fair value on the date of grant based on the number of awards granted and the quoted market price of the Company’s common stock at such time.

For the three months ended March 31, 2006, we granted 0.7 million stock options and SARs. The following table presents a summary of the Company’s stock options and SARs activity and related information for the three months ended March 31, 2006:

		Weighted
		Average
		Exercise/Grant	Aggregate
	Shares	Price Per Share	Intrinsic Value

Awards outstanding, January 1, 2006	5,798,045	$40.67	$120,135
Granted	652,090	64.17	—
Dex stock-based awards converted	1,725,361	12.73	83,956
Exercised	(1,047,639)	14.11	(49,532)
Forfeitures	(60,016)	44.81	(995)

Awards outstanding, March 31, 2006	7,067,841	$39.92	$153,564

Available for future grants at March 31, 2006	3,947,689

The total intrinsic value of stock-based awards vested during the three months ended March 31, 2006 and 2005 was $121.0 million and $68.2 million, respectively.
The following table summarizes information about stock-based awards outstanding and exercisable at March 31, 2006:

	Stock Awards Outstanding			Stock Awards Exercisable
		Weighted			Weighted
		Average	Weighted		Average	Weighted
		Remaining	Average		Remaining	Average
Range of		Contractual	Exercise/Grant		Contractual	Exercise/Grant
Exercise/Grant		Life	Price Per		Life	Price Per
Prices	Shares	(In Years)	Share	Shares	(In Years)	Share

$10.77 - $14.75	795,230	6.43	$10.92	621,554	6.43	$10.96
$15.22 - $19.41	372,722	2.84	15.73	372,722	2.84	15.73
$24.75 - $29.59	1,769,730	4.23	25.97	1,414,629	4.23	26.01
$30.11 - $39.21	187,031	3.91	30.92	147,389	3.91	30.71
$41.10 - $43.85	1,495,982	5.15	41.39	763,979	5.15	41.31
$46.06 - $53.74	45,006	6.13	48.63	23,266	6.13	47.98
$56.72 - $65.00	2,402,140	6.48	63.33	469,378	6.48	59.42

	7,067,841	5.39	$39.92	3,812,917	5.39	$30.03

The following table summarizes the status of our non-vested stock awards as of March 31, 2006, and changes during the three months ended March 31, 2006:

		Weighted Average		Weighted Average
		Grant Date	Non-vested	Grant Date
	Non-vested Stock	Exercise Price Per	Restricted	Exercise Value Per
	Options and SARs	Award	Stock	Award

Non-vested at January 1, 2006	3,669,229	$49.39	—	$—
Granted	652,090	64.17	94,100	64.26
Non-vested Dex Options Converted	224,597	12.73	—	—
Vested	(1,230,976)	43.57	—	—
Forfeitures	(60,016)	44.81	450	64.26

Non-vested at March 31, 2006	3,254,924	$51.50	93,650	$64.26

As of March 31, 2006, there was approximately $63.8 million of total unrecognized compensation cost related to non-vested stock-based awards. The cost is expected to be recognized over a weighted average period of approximately two years. After applying the Company’s estimated forfeiture rate, we expect 3.1 million non-vested stock-based awards to vest over a weighted average period of approximately two years. The intrinsic value of the non-vested stock-based awards expected to vest at March 31, 2006 is $30.6 million and the corresponding weighted average grant date exercise price is $51.50.
On February 21, 2006, the Company granted 0.1 million shares of restricted stock to certain employees. These restricted shares, which are settled in our common stock, were granted at a grant price of $64.26 per share, which was equal to the market value of the Company’s common stock on the date of grant, and vest ratably over three years. In accordance with SFAS No. 123 (R), we recognized non-cash compensation expense related to these restricted shares of $1.2 million for the three months ended March 31, 2006.
On February 21, 2006, the Company granted 0.6 million SARs to certain employees in conjunction with its annual grant of stock incentive awards. These SARs, which are settled in our common stock, were granted at a grant price of $64.26 per share, which was equal to the market value of the Company’s common stock on the grant date, and vest ratably over three years. On February 24, 2005, the Company granted 0.5 million stock SARs to certain employees in conjunction with its annual grant of stock incentive awards. These SARs, which are settled in our common stock, were granted at a grant price of $59.00 per share, which was equal to the market value of the Company’s common stock on the grant date, and vest ratably over three years. On July 28, 2004, the Company granted 0.9 million SARs to certain employees, including senior management, in connection with the AT&T Directory Acquisition. These SARs, which are settled in our common stock, were granted at a grant price of $41.58 per share, which was equal to the market value of the Company’s common stock on the grant date, and initially were scheduled to vest entirely only after five years. The maximum appreciation of the July 28, 2004 SAR grants is 100% of the initial grant price. We recognized non-cash compensation expense related to these and other smaller SAR grants of $7.2 million and $0.6 million for the three months ended March 31, 2006 and 2005, respectively.
In connection with the SPA Acquisition, the Company granted 1.5 million options (“Founders Grant”) to certain employees, including senior management, during 2002. These options were granted in October 2002 at an exercise price equal to the market value of the Company’s common stock on the date of grant. However, the award of these options was contingent upon the successful closing of the SPA Acquisition. Therefore, these options were subject to forfeiture until January 3, 2003, by which time the market value of the Company’s common stock exceeded the exercise price. Accordingly, these options were accounted for as compensatory options under APB 25 and resulted in a charge of $0.3 million for the three months ended March 31, 2005.
In connection with the Dex Media Merger, the Company granted on October 3, 2005, 1.1 million SARs to certain employees, including senior management. These SARs were granted at an exercise price of $65.00 and vest ratably over three years. The award of these SARs was contingent upon the successful completion of the Dex Media Merger. We recognized non-cash compensation expense related to these SARs of $3.7 million for the three months ended March 31, 2006.
Lastly, at January 31, 2006, stock-based awards outstanding under the existing Dex Media equity compensation plans totaled 4.0 million Dex Media option shares and had a weighted average exercise price of $5.48 per option share. As a result of the Dex Media Merger, all outstanding Dex Media equity awards were converted to RHD equity awards on February 1, 2006. Upon conversion to RHD equity awards, the number of securities to be issued upon exercise of outstanding awards totaled 1.7 million shares of RHD and had a weighted average exercise price of $12.73. At March 31, 2006, the number of RHD shares remaining available for future issuance totaled 0.1 million under the Dex Media, Inc. 2004 Incentive Award Plan. For the three months ended March 31, 2006, non-cash compensation expense related to these converted awards totaled $0.8 million.
The Dex Media Merger triggered a change in control under the Company’s stock incentive plans. Accordingly, all awards granted through January 31, 2006, with the exception of stock-based awards held by senior management (who waived the change of control provisions of such awards), became fully vested. In addition, the vesting conditions related to the July 28, 2004 SARs grant, noted above, were modified as a result of the Dex Media Merger, which now vest ratably over three years from the date of grant. For the three months ended March 31, 2006, $8.5 million of non-cash compensation expense, which is included in specific amounts noted above, was recognized as a result of these modifications and all employees with unvested options were affected by these modifications. Non-cash stock-based compensation expense relating to existing stock options as of January 1, 2006, which were not modified as a result of the Dex Media Merger, totalled $3.6 million for the three months ended March 31, 2006.

Upon adoption of SFAS No. 123 (R), pro forma disclosure permitted by SFAS No. 123, Accounting for Stock Based Compensation (“SFAS No. 123”) is no longer a permitted alternative. As the Company adopted SFAS No. 123 (R), as of January 1, 2006, using the Modified Prospective Method, the Company has provided the following pro forma disclosures of the effect on net income and earnings per share for the three months ended March 31, 2005 as if the Company had accounted for its employee stock awards granted under the fair value method of SFAS 123 for the 2005 period.

		Three Months
		Ended
		March 31, 2005

	Net income, as reported	$7,747

Add:	Stock-based compensation expense included in
	reported net income, net of related tax effects	545

Less:	Stock-based compensation expense that would have
	been included in the determination of net income if the
	fair value method had been applied to all awards, net
	of related tax effects	(1,676)

	Pro forma net income	6,616
	Loss on repurchase of Preferred Stock	(133,681)
	Preferred dividend	(3,319)

	Pro forma loss available to common shareholders	$(130,384)

	Basic loss per share
	As reported	$(4.10)
	Pro forma	$(4.13)

	Diluted (loss) earnings per share
	As reported	$(4.10)
	Pro forma	$(4.13)
The weighted average fair value of stock-based awards granted during the three months ended March 31, 2005 was $19.84. The pro forma information noted above was determined based on the fair value of stock-based awards calculated using the Black-Scholes option-pricing model with the following assumptions:

Three Months Ended
March 31, 2005

Dividend yield	0%
Expected volatility	30%
Risk-free interest rate	3.9%
Expected holding period	5 years
Estimates. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and certain expenses and the disclosure of contingent assets and liabilities. Actual results could differ materially from those estimates and assumptions. Estimates and assumptions are used in the determination of sales allowances, allowances for doubtful accounts, depreciation and amortization, employee benefit plans, stock-based compensation expense and restructuring reserves, among others.

New Accounting Pronouncements. On January 1, 2006, the Company adopted the provisions of SFAS No. 123 (R) using the Modified Prospective Method. Under this method, we are required to record compensation expense in the statement of operations for all employee stock awards granted, modified or settled after the date of adoption and for the non-vested portion of previously granted stock awards that remain outstanding as of the beginning of the period of adoption based on their grant date fair values. Upon adoption of SFAS No. 123 (R), pro forma disclosure permitted by SFAS No. 123 is no longer a permitted alternative.
The Company has reviewed other new accounting standards not identified above and does not believe any other new standards will have a material impact on the Company’s financial position or operating results.
3. Acquisitions
On January 31, 2006, we completed the Dex Media Merger for a total purchase price of $4.1 billion. Pursuant to the Agreement and Plan of Merger dated October 3, 2005 (“Merger Agreement”), each issued and outstanding share of Dex Media common stock was converted into $12.30 in cash and 0.24154 of a share of RHD common stock, resulting in an aggregate cash value of $1.9 billion and aggregate stock value of $2.2 billion, based on 36,547,381 newly issued shares of RHD common stock valued at $61.82 per share. The $61.82 share price used to value the common shares issued in the Dex Media Merger was based on the average closing price of RHD’s common stock for the two business days before and after the announcement of the Dex Media Merger on October 3, 2005, in accordance with EITF 95-19, Determination of the Measurement Date for the Market Price of Securities Issued in a Purchase Business Combination. Additionally, we assumed Dex Media’s outstanding indebtedness on January 31, 2006 with a fair value of $5.5 billion. The total allocable purchase price also includes transaction costs of $26.2 million that were directly related to the Dex Media Merger, severance and related costs for certain Dex Media employees of $6.8 million and Dex Media vested equity awards outstanding as of January 31, 2006 with an estimated fair value of $76.1 million. Upon completion of the Dex Media Merger, the Company’s stockholders and Dex Media’s stockholders own approximately 47% and 53% of the Company’s common stock, respectively. The results of the Dex Media Business have been included in the Company’s operating results commencing February 1, 2006.
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
On January 3, 2003, we completed the SPA Acquisition for $2.23 billion in cash and became the publisher of Sprint-branded yellow pages directories in 18 states. The results of the SPA Directory Business are included in our consolidated results from and after January 3, 2003. We expect Sprint to spin-off its local telephone business as Embarq Corporation in May 2006. We expect to enter into new agreements with Embarq that will replace the related agreements with Sprint, except that Sprint will remain bound by certain non-competition obligations. All references to Sprint shall mean Embarq following the execution of such agreements.
The primary purpose of these acquisitions was to transform the Company into a leading publisher of yellow pages directories. These acquisitions were accounted for as purchase business combinations in accordance with SFAS No. 141, Business Combinations (“SFAS 141”). Each purchase price was allocated to the related tangible and identifiable intangible assets acquired and liabilities assumed based on their respective estimated fair values on the acquisition dates. Certain long-term intangible assets were identified and recorded at their estimated fair values. Identifiable intangible assets acquired include directory services agreements between the Company and Dex Media, the Company and AT&T and the Company and Sprint, customer relationships and acquired trademarks and trade names. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, the fair values of the identifiable intangible assets are being amortized over their estimated useful lives in a manner that best reflects the economic benefits derived from such assets. Goodwill is not amortized but is subject to impairment testing on an annual basis. See Note 4, “Intangible Assets and Goodwill,” for a further description of our intangible assets and goodwill.

Under purchase accounting rules, we did not assume or record the deferred revenue balance associated with the Dex Media Business of $218.3 million at January 31, 2006, the AT&T Directory Business of $204.1 million at September 1, 2004, or the SPA Business of $315.9 million at January 3, 2003. These amounts represented revenue that would have been recognized subsequent to each acquisition under the deferral and amortization method in the absence of purchase accounting. Accordingly, we did not and will not record revenue associated with directories that were published prior to each acquisition, as well as directories that were published in the month each acquisition was completed. Although the deferred revenue balances were eliminated, we retained all the rights associated with the collection of amounts due under and contractual obligations under the advertising contracts executed prior to the acquisitions. As a result, the billed and unbilled accounts receivable balances acquired in each acquisition became assets of the Company. Also under purchase accounting rules, we did not assume or record the deferred directory costs related to those directories that were published prior to each acquisition as well as directories that published in the month each acquisition was completed, totaling $289.5 million for Qwest-Dex-branded directories, $175.8 million for AT&T-branded directories and $63.3 million for Sprint-branded directories, respectively. These costs represented operating expenses that would have been recognized subsequent to the acquisitions under the deferral and amortization method in the absence of purchase accounting.
The following table summarizes the estimated fair values of the assets acquired and liabilities assumed in the Dex Media Merger on January 31, 2006:

Current assets	$971,562
Non-current assets	108,083
Intangible assets	8,930,000
Goodwill	2,352,417

Total assets acquired	12,362,062
Current liabilities	(201,440)
Non-current liabilities	(7,931,055)

Total liabilities assumed	(8,132,495)

Net assets acquired	$4,229,567

The following unaudited condensed pro forma information has been prepared in accordance with Article 11 of Regulation S-X and SFAS 141 for the three months ended March 31, 2006 and 2005 and assumes the Dex Media Merger and related financing occurred on January 1, 2005. The following unaudited condensed pro forma information does not purport to represent what the Company’s results of operations would actually have been if the Dex Media Merger had in fact occurred on January 1, 2005 and is not necessarily representative of results of operations for any future period. The following unaudited pro forma financial information excludes the impact of purchase accounting relating to deferred revenue and deferred directory costs associated with the Dex Media Business.

	Three Months Ended
(in millions, except per share amounts)	March 31,
	2006	2005

Net revenue	$676.5	$670.9
Operating income	276.0	303.8
Net income	39.2	55.9
Diluted earnings per share	$0.56	$0.80

4. Intangible Assets and Goodwill
As a result of the Dex Media Merger, AT&T Directory Acquisition and the SPA Acquisition, certain intangible assets were identified and recorded at their estimated fair values. Amortization expense was $54.4 million and $18.1 million for the three months ended March 31, 2006 and 2005, respectively. The acquired intangible assets and their respective book values at March 31, 2006 are shown in the table below.

	Directory	Local	National
	Services	Customer	CMR	Trade	Advertising
	Agreements	Relationships	Relationships	names	Commitment	Total

Initial fair value:
Dex Media	$7,325,000	$885,000	$205,000	$490,000	$25,000	$8,930,000
AT&T	952,500	90,000	55,000	—	—	1,097,500
Sprint	1,625,000	200,000	60,000	30,000	—	1,915,000

Total	9,902,500	1,175,000	320,000	520,000	25,000	11,942,500
Accumulated amortization	165,270	43,563	12,090	11,946	831	233,700

Net intangible assets	$9,737,230	$1,131,437	$307,910	$508,054	$24,169	$11,708,800

In connection with the Dex Media Merger, we assumed by operation of law directory services agreements (collectively, the “Dex Directory Services Agreements”) which Dex Media had entered into with Qwest including, (1) a publishing agreement with a term of 50 years commencing November 8, 2002 (subject to automatic renewal for additional one-year terms), which grants us the right to be the exclusive official directory publisher of listings and classified advertisements of Qwest’s telephone customers in the geographic areas in the Dex Media states in which Qwest provides local telephone services and (2) a non-competition agreement with a term of 40 years commencing November 8, 2002, pursuant to which Qwest has agreed not to sell directory products consisting principally of listings and classified advertisements for subscribers in the geographic areas in the Dex Media states in which Qwest provides local telephone service. The fair value assigned to the Dex Media Directory Services Agreements of $7.3 billion was based on the multi-period excess earnings method and is being amortized under the straight-line method over 42 years. Under the multi-period excess earnings method, the projected cash flows of the intangible asset are computed indirectly, which means that future cash flows are projected with deductions made to recognize returns on appropriate contributory assets, leaving the excess, or residual net cash flow, as indicative of the intangible asset fair value.
As a result of the Dex Media Merger, we also assumed (1) an advertising commitment agreement whereby Qwest has agreed to purchase an aggregate of $20 million of advertising per year through 2017 from us at pricing on terms at least as favorable as those offered to similar large customers and (2) an intellectual property contribution agreement pursuant to which Qwest assigned and or licensed to us the Qwest intellectual property previously used in the Qwest directory services business along with (3) a trademark license agreement pursuant to which Qwest granted to us the right until November 2007 to use the Qwest Dex and Qwest Dex Advantage marks in connection with directory products and related marketing material in the Dex Media states and the right to use these marks in connection with DexOnline.com (the intangible assets reflected in (2) and (3) collectively referred to as “Trade names”). The fair value assigned to the Dex Media advertising commitment was based on the multi-period excess earnings method and is being amortized under the straight-line method over 12 years.

Directory services agreements between AT&T and the Company include a directory services license agreement, a non-competition agreement, an Internet Yellow Pages reseller agreement and a directory publishing listing agreement (collectively, “AT&T Directory Services Agreements”) with certain affiliates of AT&T. The directory services license agreement designates us as the official and exclusive provider of yellow pages directory services for AT&T (and its successors) in Illinois and Northwest Indiana (the “Territory”), grants us the exclusive license (and obligation as specified in the agreement) to produce, publish and distribute white pages directories in the Territory as AT&T’s agent and grants us the exclusive license (and obligation as specified in the agreement) to use the AT&T brand and logo on print directories in the Territory. The non-competition agreement prohibits AT&T (and its affiliates and successors), with certain limited exceptions, from (1) producing, publishing and distributing yellow and white pages print directories in the Territory, (2) soliciting or selling local or national yellow or white pages advertising for inclusion in such directories, and (3) soliciting or selling local Internet yellow pages advertising for certain Internet yellow pages directories in the Territory or licensing AT&T marks to any third party for that purpose. The Internet Yellow Pages reseller agreement gives us the exclusive right to sell local Internet yellow pages advertising and the non-exclusive right to sell Internet yellow pages advertising with respect to geographies outside the Territory to any advertiser (excluding national advertisers) located inside the Territory onto AT&T’s YellowPages.com platform (and any successor products as specified in the agreement). The directory publishing listing license agreement gives us the right to purchase and use basic AT&T subscriber listing information and updates for the purpose of publishing directories. The AT&T Directory Services Agreements (other than the Internet Yellow Pages reseller agreement) have initial terms of 50 years, subject to automatic renewal and early termination under specified circumstances. The Internet Yellow Pages reseller agreement has a term of 5 years. The fair value assigned to the AT&T Directory Services Agreements and the Internet Yellow Pages reseller agreement of $950.0 million and $2.5 million, respectively, was based on the present value of estimated future cash flows and is being amortized under the straight-line method over 50 years.
Directory services agreements between Sprint and the Company include a directory services license agreement, a trademark license agreement and a non-competition agreement (collectively “SPA Directory Services Agreements”) with certain affiliates of Sprint. The directory services license agreement grants us the exclusive license (and obligation as specified in the agreement) to produce, publish and distribute yellow and white pages directories for Sprint (and its successors) in 18 states where Sprint provided local telephone service at the time of the agreement. The trademark license agreement grants us the exclusive license (and obligation as specified in the agreement) to use certain specified Sprint trademarks in those markets, and the non-competition agreement prohibits Sprint (and its affiliates and successors) in those markets from selling local directory advertising, with certain limited exceptions, or producing, publishing and distributing print directories. The SPA Directory Services Agreements have initial terms of 50 years, subject to automatic renewal and early termination under specified circumstances. The fair value of these agreements of $1.6 billion was determined based on the present value of estimated future cash flows and is being amortized under the straight-line method over 50 years.
The fair values of local and national customer relationships obtained as a result of the Dex Media Merger were determined using the multi-period excess earnings method. The fair values of local and national customer relationships obtained as a result of the AT&T Directory Acquisition and SPA Acquisition were determined based on the present value of estimated future cash flows. These intangible assets are being amortized under the “income forecast” method, which assumes the value derived from customer relationships is greater in the earlier years and steadily declines over time. The weighted average useful life of these relationships is approximately 20 years.
The fair value of acquired trade names obtained as a result of the Dex Media Merger and SPA Acquisition was determined based on the “relief from royalty” method, which values the trade names based on the estimated amount that a company would have to pay in an arms length transaction to use these trade names. These assets are being amortized under the straight-line method over 15 years.
The excess purchase price for the Dex Media Merger, AT&T Directory Acquisition and the SPA Acquisition over the net tangible and identifiable intangible assets acquired of $2.4 billion, $222.0 million, which includes the adjustment below, and $97.0 million, respectively, was recorded as goodwill. During the first quarter of 2005, we recorded an adjustment increasing goodwill from the AT&T Directory Acquisition by approximately $9.0 million relating to a restructuring plan associated with the AT&T Directory Acquisition. See Note 7, “Restructuring Charges” for additional information. The total amount of goodwill that is expected to be deductible for tax purposes related to the Dex Media Merger totals approximately $2.4 billion.

Throughout 2006, additional information could come to our attention that may require us to revise the purchase price allocation in connection with the Dex Media Merger. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, goodwill is not amortized, but is subject to periodic impairment testing. No impairment losses were recorded during this period.
5. Long-Term Debt
Long-term debt of the Company, including fair value adjustments required by GAAP as a result of the Dex Media Merger, at March 31, 2006 and December 31, 2005 consisted of the following:

	March 31, 2006	December 31, 2005

RHD
6.875% Senior Notes due 2013	$300,000	$300,000
6.875% Series A-1 Senior Discount Notes due 2013	332,643	—
6.875% Series A-2 Senior Discount Notes due 2013	601,491	—
8.875% Series A-3 Senior Notes due 2016	1,210,000	—
R.H. Donnelley Inc. (“RHDI”)
Credit Facility	2,094,575	2,170,915
8.875% Senior Notes due 2010	7,934	7,934
10.875% Senior Subordinated Notes due 2012	600,000	600,000
Dex Media, Inc.
8% Senior Notes due 2013	514,681	—	*
9% Senior Discount Notes due 2013	624,004	—	*
Dex Media East
Credit Facility	788,693	—	*
9.875% Senior Notes due 2009	482,505	—	*
12.125% Senior Subordinated Notes due 2012	394,518	—	*
Dex Media West
Credit Facility	1,678,938	—	*
8.5% Senior Notes due 2010	406,333	—	*
5.875% Senior Notes due 2011	8,721	—	*
9.875% Senior Subordinated Notes due 2013	838,934	—	*

Total RHD Consolidated	10,883,970	3,078,849
Less current portion	460,523	100,234

Long-term debt	$10,423,447	$2,978,615

* The debt balances acquired as a result of the Dex Media Merger were not obligations of RHD at December 31, 2005.
Credit Facilities
RHDI
As of March 31, 2006, RHDI’s senior secured credit facility, as amended and restated (“Credit Facility”), consists of a $313.4 million Term Loan A-2, a $116.0 million Term Loan A-3, a $1,429.5 million Term Loan D, a $350 million Term Loan D-1 and a $175 million Revolving Credit Facility (the “Revolver”) for an aggregate Credit Facility of $2,383.9 million. All Term Loans require quarterly principal and interest payments. The Credit Facility provides for a new Term Loan C for potential borrowings up to $400 million, such proceeds, if borrowed, to be used to fund acquisitions, refinance certain indebtedness or to make certain restricted payments. As of March 31, 2006, the outstanding balances of Term Loans A-2, A-3, D and D-1 were $235.8 million, $87.6 million, $1,422.0 million and $349.1 million, respectively, with no amounts outstanding under the Revolver. The Revolver, Term Loan A-2 and Term Loan A-3 mature in December 2009 and Term Loans D and D-1 mature in June 2011. The weighted average interest rate of outstanding debt under the Credit Facility was 6.63% and 6.21% at March 31, 2006 and December 31, 2005, respectively.

As amended, as of March 31, 2006, RHDI’s Credit Facility bears interest, at our option, at either:
•	The higher of (i) a base rate as determined by the Administrative Agent, Deutsche Bank Trust Company Americas or (ii) the Federal Funds Effective Rate (as defined) plus 0.50%, in each case plus a 1.00% margin on the Revolver and Term Loan A-2, a 0.75% margin on Term Loan A-3 and Term Loan D and 0.50% margin on Term Loan D-1; or

•	LIBOR rate plus a 2.00% margin on the Revolver and Term Loan A-2, 1.75% margin on Term Loan A-3 and Term Loan D, and a 1.50% margin on Term Loan D-1. We may elect interest periods of 1, 2, 3 or 6 months (or 9 or 12 months if, at the time of the borrowing, all lenders agree to make such term available), for LIBOR borrowings.
On April 24, 2006, we amended RHDI’s Credit Facility (the “Amendment”) for the purpose of reducing the applicable interest rate margins on (i) the revolving portion of the Credit Facility and (ii) the outstanding term loans, other than the Tranche D-1 term loans, by refinancing the outstanding Tranche A-2 term loans, Tranche A-3 term loans and Tranche D term loans with new Tranche A-4 term loans and Tranche D-2 term loans. Please refer to Note 12, “Subsequent Events” for additional information regarding the Amendment.
Dex Media Credit Facilities
Dex Media East
The Dex Media East credit facility consists of revolving loan commitments (“Dex Media East Revolver”) and term loan commitments. The Dex Media East Revolver consists of a total principal amount of $100.0 million, which is available for general corporate purposes, subject to certain conditions. The Dex Media East term loans consist of a tranche A term loan with an initial total principal amount of $690.0 million and a tranche B term loan with an initial total principal amount of $700.0 million. As of March 31, 2006, the principal amounts owing under the tranche A and tranche B term loans were approximately $299.7 million and $429.0 million, respectively, and $60.0 million was outstanding under the Dex Media East Revolver (with an additional $1.1 million committed under a standby letter of credit). The tranche A and tranche B term loans were available only to fund a portion of the Dex East Acquisition and a portion of the Dex West Acquisition. The Dex Media East Revolver and tranche A term loan will mature in November 2008, and the tranche B term loan will mature in May 2009.
As of March 31, 2006, the Dex Media East credit facility bears interest, at our option, at either:
•	The higher of (i) the base rate determined by the Administrative Agent, JP Morgan Chase Bank, N.A., plus a 0.25% margin on the Revolver and Term Loan A and a 0.75% margin on Term Loan B; and (ii) the Federal Funds Effective Rate (as defined) plus 0.50%, plus a 0.25% margin on the Revolver and Term Loan A and a 0.75% margin on Term Loan B; or

•	LIBOR rate plus a 1.25% margin on the Revolver and Term Loan A and a 1.75% margin on Term Loan B. We may elect interest periods of 1, 2, 3, or 6 months (or 9 or 12 months if, at the time of the borrowing, all lenders agree to make such term available), for LIBOR borrowings.
On April 24, 2006, we amended Dex Media East’s credit facility (the “Dex Media East Amendment”) for the purpose of reducing the applicable interest rate margin on the outstanding tranche B term loans by refinancing such loans with new tranche B term loans. The Dex Media East Amendment maintains the applicable interest rate margins on the tranche A term loans and the revolving portion of the Credit Facility. Please refer to Note 12, “Subsequent Events” for additional information regarding the Dex Media East Amendment.
Dex Media West
The Dex Media West credit facility, as amended and restated in connection with the Dex Media Merger, consists of revolving loan commitments (“Dex Media West Revolver”) and term loan commitments. The Dex Media West Revolver consists of a total principal amount of $100.0 million, which is available for general corporate purposes, subject to certain conditions. The Dex Media West term loans consist of a tranche A term loan with a total principal amount of $960.0 million, a tranche B term loan with a total principal amount of $1,200.0 million, and a tranche B-1 term loan with a total available principal amount of $503.0 million. As of March 31, 2006, the principal amounts owed under the tranche A, tranche B, and tranche B-1 term loans were approximately $324.1 million, $834.3 million, and $439.5 million, respectively, and $81.0 million was outstanding under the Dex Media West Revolver. The tranche A and tranche B term loan commitments were available only to fund a portion of the Dex West Acquisition. The tranche B-1 term loan was utilized to redeem Dex Media West’s senior notes that were put to Dex Media West in connection with the change of control offer associated with the Dex Media Merger and to fund a portion of the cash consideration paid to Dex Media’s stockholders in connection with the Dex Media Merger. The tranche A term loan and Dex Media West Revolver will mature in September 2009 and the tranche B and B-1 term loans will mature in March 2010.
As of March 31, 2006, the Dex West credit facility bears interest, at our option, at either:
•	The higher of (i) the base rate determined by the Administrative Agent, JP Morgan Chase Bank, N.A., plus a 0.25% margin on the Revolver and Term Loan A, a 0.75% margin on Term Loan B, and a 0.50% margin on Term Loan B-1; and (ii) the Federal Funds Effective Rate (as defined) plus 0.50%, plus a 0.25% margin on the Revolver and Term Loan A, a 0.75% margin on Term Loan B, and a 0.50% margin on Term Loan B-1; or

•	LIBOR rate plus a 1.25% margin on the Revolver and Term Loan A, 1.75% margin on Term Loan B, and a 1.50% margin on Term Loan B-1. We may elect interest periods of 1, 2, 3, or 6 months (or 9 or 12 months if, at the time of the borrowing, all lenders agree to make such term available), for LIBOR borrowings.
On April 24, 2006, we amended Dex Media West’s credit facility (the “Dex Media West Amendment”) for the purpose of reducing the applicable interest rate margin on the outstanding tranche B term loans by refinancing such loans with new tranche B-2 term loans. The Dex Media West Amendment maintains the applicable interest rate margins on the tranche A term loans, the tranche B-1 term loans and the revolving portion of the Credit Facility. Please refer to Note 12, “Subsequent Events” for additional information regarding the Dex Media West Amendment.
The Company’s credit facilities and the indentures covering the notes contain usual and customary affirmative and negative covenants that, among other things, place limitations on our ability to (i) incur additional indebtedness; (ii) pay dividends and repurchase our capital stock; (iii) enter into mergers, consolidations, acquisitions, asset dispositions and sale-leaseback transactions; (iv) make capital expenditures; (v) issue capital stock of our subsidiaries; (vi) engage in transactions with our affiliates; and (vii) make investments, loans and advances. The Company’s credit facilities also contain financial covenants relating to maximum consolidated leverage, minimum interest coverage and maximum senior secured leverage as defined therein. Substantially all of RHDI’s and its subsidiaries’ assets, including the capital stock of RHDI and its subsidiaries, are pledged to collateralize our obligation under the RHDI Credit Facility. Substantially all of the assets of Dex Media East and Dex Media West and their subsidiaries, including their capital stock, are pledged to collateralize the obligations under their respective credit facilities.
Notes
RHD
On January 14, 2005, RHD issued $300 million of 6.875% Senior Notes due January 15, 2013 (“Holdco Notes”), the proceeds of which were used to redeem 100,303 shares of the then outstanding Preferred Stock from the GS Funds, pay transaction costs and repay debt associated with RHDI’s Credit Facility. Interest is payable on the Holdco Notes semi-annually in arrears on January 15 and July 15 of each year, commencing July 15, 2005.
On January 27, 2006, in order to fund the cash portion of the Dex Media Merger purchase price, we issued $660 million aggregate principal amount at maturity ($600.5 million gross proceeds) of 6.875% Series A-2 Senior Discount Notes due January 15, 2013 and $1,210 million principal amount of 8.875% Series A-3 Senior Notes due January 15, 2016. Interest is payable semi-annually on the Series A-2 Senior Discount Notes and the Series A-3 Senior Notes. Also on January 27, 2006, we issued $365 million aggregate principal amount at maturity ($332.1 million gross proceeds) of 6.875% Series A-1 Senior Discount Notes due January 15, 2013 to fund the GS Repurchase. Interest is payable semi-annually commencing July 15, 2006. All of these notes are unsecured obligations of RHD, senior in right of payment to all future senior subordinated and subordinated indebtedness of

RHD and structurally subordinated to all indebtedness of our subsidiaries. In connection with the issuance of these notes, we entered into a registration rights agreement, whereby we agreed, among other things to (i) file an exchange offer registration statement with the SEC with respect to these notes within 120 days after January 27, 2006, (ii) use reasonable efforts to have such exchange offer registration statement declared effective by the SEC within 180 days after January 27, 2006 and (iii) subject to certain limitations, consummate the exchange offer to which this exchange offer registration statement relates within 210 days after January 27, 2006.
RHDI
In connection with the SPA Acquisition, RHDI issued $325 million 8.875% Senior Notes due 2010 (“Senior Notes”) and $600 million 10.875% Senior Subordinated Notes due 2012 (“Subordinated Notes”). These notes are unsecured obligations of RHDI and interest is paid on these notes semi-annually on June 15th and December 15th. On December 20, 2005, we repurchased through a tender offer and exit consent solicitation $317.1 million of the Senior Notes. We are considering, among other alternatives, redemption of the remaining $7.9 million Senior Notes in 2006. Proceeds from the RHDI Credit Facility’s $350 million Term Loan D-1 were used to fund the partial repurchase, a call premium of $25.3 million and pay transaction costs. The partial repurchase of the Senior Notes has been accounted for as an extinguishment of debt.
Dex Media, Inc.
Dex Media, Inc. has issued $500 million aggregate principal amount of 8% senior notes due 2013. Interest is payable on May 15th and November 15th of each year.
Dex Media, Inc. has issued $750 million aggregate principal amount of 9% senior discount notes due 2013, under two indentures. The 9% senior discount notes were issued at an original issue discount with interest accruing at 9%, per annum, compounded semi-annually. Interest accrues in the form of increased accreted value until November 15, 2008, at which time the accreted value will be equal to the full principal amount at maturity. After November 15, 2008, the 9% senior discount notes bear cash interest at 9% per annum, payable semi-annually on May 15th and November 15th of each year.
Dex Media East
Dex Media East issued $450 million aggregate principal amount of 9.875% senior notes due 2009. Interest is payable on May 15th and November 15th of each year.
Dex Media East issued $525 million aggregate principal amount of 12.125% senior subordinated notes due 2012. As of March 31, 2006, $341.3 million aggregate principal amount was outstanding. Interest is payable on May 15th and November 15th of each year.
Dex Media West
Dex Media West issued $385 million aggregate principal amount of 8.5% senior notes due 2010. Interest is payable on February 15th and August 15th of each year.
Dex Media West issued $300 million aggregate principal amount of 5.875% senior notes due 2011. As of March 31, 2006, $8.72 million aggregate principal amount was outstanding. Interest is payable on May 15th and November 15th of each year.
Dex Media West issued $780 million aggregate principal amount of 9.875% senior subordinated notes due 2013. As of March 31, 2006, $761.7 million aggregate principal amount was outstanding. Interest is payable on February 15th and August 15th of each year.
Impact of Dex Media Merger
The completion of the Dex Media Merger triggered change of control offers on all of the Dex Media outstanding notes, requiring us to make offers to repurchase the notes. As of March 31, 2006, $291.3 million of the 5.875% Dex Media West Senior Notes, $0.3 million of the 9.875% Dex Media East Senior Notes, $0.2 million of the 9.875% Dex Media West Senior Subordinated Notes and $0.1 million of the 9% Dex Media, Inc. Senior Discount Notes were tendered in the applicable change of control offer and repurchased by us.

As a result of the Dex Media Merger, a premium was established to record the acquired debt at fair value upon consummation of the Dex Media Merger. This premium is amortized as a reduction of interest expense over the remaining terms of the related debt agreements using the effective interest method. A total premium of $222.3 million was recorded upon consummation of the Dex Media Merger as follows:

Dex Media Inc.
8% Senior Notes, due 2013	$15,000
9% Senior Discount Notes, due 2013	17,177
Dex Media East
Credit Facility	—
9.875% Unsecured senior notes payable, due 2009	34,290
12.125% Unsecured senior subordinated notes payable, due 2012	54,600
Dex Media West
Credit Facility	—
8.5% Unsecured senior notes payable, due 2010	22,138
5.875% Unsecured senior notes payable, due 2011	61
9.875% Unsecured senior subordinated notes payable, due 2013	79,037

Total	$222,303

6. Redeemable Preferred Stock and Warrants
We have 10,000,000 shares of Preferred Stock authorized for issuance. In a series of transactions related to the SPA Acquisition in November 2002 and January 2003, we issued through a private placement 200,604 shares of Preferred Stock and warrants to purchase 1.65 million shares of our common stock to the GS Funds for gross proceeds of $200 million. Exercise prices related to the warrants range between $26.28 and $28.62, which are exercisable at any time during a five-year term. On January 27, 2006, we completed the GS Repurchase and as a result, there are no outstanding shares of our Preferred Stock. At December 31, 2005, we had 100,301 shares of Preferred Stock outstanding.
Prior to the GS Repurchase, the Preferred Stock, and any accrued and unpaid dividends, were convertible by the GS Funds into common stock at any time after issuance at a price of $24.05 per share and earned a cumulative dividend of 8% compounded quarterly. We could not pay cash dividends on the Preferred Stock through September 30, 2005, during which time the dividend accreted. Accrued cash dividends on the Preferred Stock of approximately $2.5 million through January 3, 2006 were included in the purchase price of the GS Repurchase.
The net proceeds received from the issuance of Preferred Stock were allocated to the Preferred Stock, warrants and the beneficial conversion feature (“BCF”) of the Preferred Stock based on their relative fair values. The fair value of the Preferred Stock was estimated using the Dividend Discount Method, which determines the fair value based on the discounted cash flows of the security. The BCF is a function of the conversion price of the Preferred Stock, the fair value of the warrants and the fair market value of the underlying common stock on the date of issuance. In connection with each issuance of our Preferred Stock and each subsequent quarterly dividend date through September 30, 2005, a BCF was recorded because the fair value of the underlying common stock at the time of issuance was greater than the conversion price of the Preferred Stock. The BCF is treated as a deemed dividend because the Preferred Stock was convertible into common stock immediately after issuance. Commencing October 3, 2005, the Preferred Stock was no longer convertible into common stock, and consequently, we no longer recognized any BCF. The Preferred Stock dividend for the three months ended March 31, 2005 of $3.3 million consisted of the stated 8% dividend of $2.7 million and a BCF of $0.6 million.
On January 14, 2005, we repurchased 100,303 shares of our outstanding Preferred Stock from the GS Funds for $277.2 million in cash. In order to fund this repurchase, on January 14, 2005, we issued $300 million of Holdco Notes. See Note 5, Long-Term Debt, for a further discussion of the financing associated with this transaction. In connection with this Preferred Stock repurchase, we recorded a reduction in earnings available to common shareholders on the Consolidated Statement of Operations of $133.7 million to reflect the loss on the repurchase of these shares for the three months ended March 31, 2005. The excess of the cash paid to the GS Funds over the carrying amount of the repurchased Preferred Stock, plus the amount previously recognized for the BCF associated with these shares has been recognized as a loss on repurchase. Such amount represents a return to the GS Funds and, therefore has been treated in a manner similar to the treatment of the Preferred Stock dividend.
On January 27, 2006 we repurchased the remaining 100,301 shares of our outstanding Preferred Stock from the GS Funds for $336.1 million in cash including accrued cash dividends and interest pursuant to the terms of a Stock Purchase and Support Agreement (the “Stock Purchase Agreement”) dated October 3, 2005. The aggregate purchase price of the GS Repurchase, as defined in the Stock Purchase Agreement, was equal to: (i) the product of $64.00 and the number of shares of the Company’s common stock into which the outstanding shares of the Preferred Stock was convertible as of (and including) September 30, 2005; plus (ii) an amount equal to the amount of cash dividends that would have accrued on the outstanding shares of the Preferred Stock had the parties not entered into the Stock Purchase Agreement from and after October 1, 2005 through and including the earlier of the date on which the transactions contemplated in the Stock Purchase Agreement are completed and January 3, 2006. The purchase price also included a daily interest component (as defined) based on the number of days from January 3, 2006 to the repurchase date, January 27, 2006. In order to fund the GS Repurchase, we issued $365 million aggregate principal amount at maturity ($332.1 million gross proceeds) of 6.875% Series A-1 Senior Discount Notes due January 15, 2013. See Note 5, Long-Term Debt, for a further discussion of the financing associated with this transaction.
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
Subject to the preceding paragraph, the GS Funds have retained their warrants to purchase approximately 1.65 million shares of the Company’s common stock.
As a result of the GS Repurchase, the recorded value of the Preferred Stock was accreted to its redemption value of $336.1 million at January 27, 2006. For the three months ended March 31, 2006, the accretion in redemption value from December 31, 2005 of $2.0 million, which represented accrued dividends and interest, was recorded as a reduction to income available to common shareholders and the reversal of the previously recorded BCF of approximately $31.2 million related to these shares was recognized as an increase to income available to common shareholders on the Consolidated Statement of Operations.
7. Restructuring Charges
The table below shows the activity in our restructuring reserves for the three months ended March 31, 2006.

	2003	2005	2006
	Restructuring	Restructuring	Restructuring
	Actions	Actions	Actions	Total

Balance at December 31, 2005	$1,577	$6,472	$—	$8,049
Additions to reserve charged to goodwill	—	—	6,839	6,839
Payments	151	317	—	468

Balance at March 31, 2006	$1,426	$6,155	6,839	$14,420

During the first quarter of 2006, $6.8 million was charged to goodwill representing severance and related costs for certain Dex Media executive officers in connection with the Dex Media Merger. No payments were made to these executive officers for severance and related costs during the three months ended March 31, 2006. We will continue to assess the restructuring plan related to the Dex Media Merger, which may include employee severance and relocation and facility utilization charges, as well as a review of assets for impairment, and anticipate completion of the restructuring plan during the fourth quarter of 2006.

During the first quarter of 2005, we completed a restructuring relating to the integration of the AT&T Directory Business. Approximately 63 employees were affected by the restructuring; 57 were terminated during the first quarter of 2005 and 6 were relocated to our corporate headquarters in Cary, North Carolina. Additionally, we have vacated certain of our leased facilities in Chicago, Illinois. We estimated the costs associated with the terminated employees and the abandonment of certain of our leased facilities to be approximately $8.8 million and such costs were charged against goodwill during the first quarter of 2005. Payments of $0.4 million were made with respect to severance, relocation and retention during the three months ended March 31, 2005. Residual payments related to relocation for the three months ended March 31, 2006 were immaterial. Net payments of $0.3 million were made during the three months ended March 31, 2006 with respect to leased facilities in Chicago, Illinois. The remaining lease payments will be made through 2012. No payments were made with respect to the leased facilities for the three months ended March 31, 2005.
Following the SPA Acquisition on January 3, 2003, we consolidated publishing and technology operations, sales offices and administrative personnel and relocated the headquarters functions in Overland Park, Kansas and Purchase, New York to Cary, North Carolina. Approximately 140 people were affected by the relocation of the headquarters functions in Overland Park, Kansas and Purchase, New York, of which 75 have been included in the restructuring reserve. The remaining 65 people relocated with the Company. In 2003, a $2.2 million reserve was recorded, with an offsetting charge to goodwill, representing the closure of the pre-press publishing facility operated by SPA in Blountville, Tennessee. The reserve represented the remaining lease payments, net of estimated sub-lease income, on the pre-press facility. Net payments of $0.1 million were made with respect to the former pre-press publishing facility during the three months ended March 31, 2006 and 2005 and the remaining payments will be made through 2012. A reserve of $2.1 million was recorded during the second quarter of 2004, representing the estimated fair value of the remaining lease payments, net of estimated sub-lease income, on the former headquarters office lease in New York. Net payments of $0.1 million and $0.2 million were made with respect to the former headquarters office lease during the three months ended March 31, 2006 and 2005, respectively, and the remaining payments will be made through 2006.
8. Benefit Plans
Retirement Plans. We have a cash balance defined benefit pension plan covering substantially all legacy RHD employees with at least one year of service. The benefits to be paid to employees are based on age, years of service and a percentage of total annual compensation. The percentage of compensation allocated to a retirement account ranges from 3.0% to 12.5% depending on age and years of service (“cash balance benefit”). Benefits for certain employees who were participants in the predecessor The Dun & Bradstreet Corporation (“D&B”) defined benefit pension plan are also determined based on the participant’s average compensation and years of service (“final average pay benefit”) and benefits to be paid will equal the greater of the final average pay benefit or the cash balance benefit. Pension costs, on an annual basis, are determined using the projected unit credit actuarial cost method. Our funding policy is to contribute an amount at least equal to the minimum legal funding requirement. We were not required to make and have not made any contributions for the three months ended March 31, 2006. In addition, no contributions were required or made for the three months ended March 31, 2005. The underlying pension plan assets are invested in diversified portfolios consisting primarily of equity and debt securities. A measurement date of December 31 is used for the majority of our plan assets.
As a result of the Dex Media Merger, we also have a noncontributory defined benefit pension plan covering substantially all management and occupational (union) employees within Dex Media. Pension costs, on an annual basis, are determined using the projected unit credit actuarial cost method. Our funding policy is to contribute with the objective of accumulating sufficient assets to pay all benefits when due. No contributions were required or made for the two months ended March 31, 2006. The underlying pension plan assets are invested in diversified portfolios consisting primarily of equity and debt securities. A measurement date of December 31 is used for all of our plan assets.
We also have an unfunded non-qualified defined benefit pension plan, the Pension Benefit Equalization Plan (“PBEP”), which covers senior executives and certain key employees. Benefits are based on years of service and compensation (including compensation not permitted to be taken into account under the previously mentioned defined benefit pension plan).

Savings Plans. As a result of the Dex Media Merger, we now offer two defined contribution savings plans to substantially all RHD and Dex Media employees. Under the RHD plan, we contribute $0.50 for each dollar contributed by a participating employee, up to a maximum of 6% of each participating employee’s salary (including bonus and commissions). Under the Dex Media plan, we contribute 100% on the first 4% of employee contributions and 50% on the next 2% contributed by participating management employees, up to a maximum of 6% of each participating employee’s eligible earnings. Under the Dex Media plan, we also contribute 81% of the first 6% of occupational employee contributions not to exceed 4.86% of eligible earnings for any one pay period. Under the Dex Media plan, company matching contributions are limited to $4,860 per employee annually.
Other Postretirement Benefits. As a result of the Dex Media Merger, we now have two unfunded postretirement benefit plans that provide certain healthcare and life insurance benefits to certain full-time employees who reach retirement age while working for the respective companies.
Information presented below for the three months ended March 31, 2006 includes combined amounts for the legacy RHD benefit plans and the acquired Dex Media benefit plans for the two months ended March 31, 2006. Information presented below for the three months ended March 31, 2005 excludes amounts relating to the Dex Media benefit plans since they were not obligations of the Company at that time. In accordance with SFAS No. 132, Employers’ Disclosures About Pensions and Other Postretirement Benefits (Revised 2003), the following table provides the components of net periodic benefit cost for the three months ended March 31, 2006 and 2005:

	Pension		Postretirement
	Benefits		Benefits
	Three Months		Three Months
	Ended March 31,		Ended March 31,
	2006	2005	2006	2005

Service cost	$2,744	$1,342	$516	$188
Interest cost	3,412	1,593	904	272
Expected return on plan assets	(4,206)	(2,090)	—	—
Unrecognized prior service cost	50	38	242	240
Amortization of unrecognized loss	468	320	65	25

Net periodic benefit cost	$2,468	$1,203	$1,727	$725

9. Business Segments
Management reviews and analyzes its business of publishing yellow pages directories as one operating segment.
10. Litigation
We are involved in various legal proceedings arising in the ordinary course of our business, as well as certain litigation and tax matters. In many of these matters, plaintiffs allege that they have suffered damages from errors or omissions of improper listings contained in directories published by us. We periodically assess our liabilities and contingencies in connection with these matters based upon the latest information available to us. For those matters where it is probable that we have incurred a loss and the loss or range of loss can be reasonably estimated, we record reserves in our consolidated financial statements. In other instances, we are unable to make a reasonable estimate of any liability because of the uncertainties related to both the probable outcome and amount or range of loss. As additional information becomes available, we adjust our assessment and estimates of such liabilities accordingly.
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

Based on our review of the latest information available, we believe our ultimate liability in connection with pending or threatened legal proceedings will not have a material adverse effect on our results of operations, cash flows or financial position. No material amounts have been accrued in our financial statements with respect to any of such matters.
During the three months ended March 31, 2006, there were no material changes to the information set forth in the 2005 10-K regarding the Legacy Tax Matter (as defined in the 2005 10-K).
11. Guarantees
R.H. Donnelley Inc. is a direct wholly owned subsidiary of the Company and the issuer of the Senior Notes and Subordinated Notes. The Company and the direct and indirect 100% owned subsidiaries of R.H. Donnelley Inc. jointly and severally, fully and unconditionally, guarantee these debt instruments. At March 31, 2006 and December 31, 2005, R.H. Donnelley Inc.’s direct wholly-owned subsidiaries were R.H. Donnelley Publishing & Advertising, Inc., R.H. Donnelley APIL, Inc., DonTech Holdings, LLC, The DonTech II Partnership, R.H. Donnelley Publishing & Advertising of Illinois Holdings, LLC, R.H. Donnelley Publishing & Advertising of Illinois Partnership and Get Digital Smart.com Inc.
The Company does not guarantee any debt instruments of Dex Media, Inc., Dex Media East or Dex Media West. R.H. Donnelley Inc., Dex Media, Inc., Dex Media East and Dex Media West do not guarantee any of the Company’s outstanding debt.
In general, substantially all of the net assets of the Company and its subsidiaries are restricted from being paid as dividends to any third party, and our subsidiaries are restricted from paying dividends, loans or advances to R.H. Donnelley Corporation with very limited exceptions, under the terms of our credit facilities. See Note 5, “Long-Term Debt,” for a further description of our debt instruments.
R.H. Donnelley Corporation
Consolidating Condensed Balance Sheet
March 31, 2006

	R.H. Donnelley	R.H.		Dex Media Inc		Consolidated
	Corporation	Donnelley Inc.	Guarantor	and		R.H. Donnelley
	(Parent)	(Issuer)	Subsidiaries	Subsidiaries	Eliminations	Corporation

Assets

Cash and cash equivalents	$185,619	$9,039	$3,604	$1,021	$—	$199,283
Accounts receivable, net	—	—	413,751	930,650	—	1,344,401
Deferred directory costs	—	—	63,029	148,199	—	211,228
Other current assets	12,886	5,190	18,399	28,026	(472)	64,029

Total current assets	198,505	14,229	498,783	1,107,896	(472)	1,818,941

Investment in subsidiaries	4,576,381	1,583,249	—	—	(6,159,630)	—
Fixed assets, net	1,948	51,900	5,460	104,930	—	164,238
Other assets	92,224	205,912	1,681	9,713	(134,118)	175,412
Intercompany receivables	260,338	1,496,383	1,209,923	36,255	(3,002,899)	—
Intercompany notes receivable	—	1,761,476	—	—	(1,761,476)	—
Intangible assets, net	—	—	2,814,958	8,893,842	—	11,708,800
Goodwill	—	—	319,014	2,352,417	—	2,671,431

Total assets	$5,129,396	$5,113,149	$4,849,819	$12,505,053	$(11,058,595)	$16,538,822

Liabilities and Shareholders’ Equity

Accounts payable & accrued liabilities	$38,845	$50,635	$28,984	$145,266	$—	$263,730
Deferred directory revenue	—	—	422,109	361,158	—	783,267
Short-term deferred income taxes, net	—	38,302	38,749	211,737	(359)	288,429
Current portion LTD	—	85,362	—	375,161	—	460,523

Total current liabilities	38,845	174,299	489,842	1,093,322	(359)	1,795,949
Long-term debt	2,444,134	2,617,147	—	5,362,166	—	10,423,447
Intercompany payables	620,550	1,550,356	912,552	18,161	(3,101,619)	—
Intercompany notes payable	—	—	1,761,476	—	(1,761,476)	—
Deferred income taxes, net	—	27,701	79,807	2,060,840	(21,799)	2,146,549
Other long-term liabilities	8,401	38,689	22,893	99,140	(13,712)	155,411

Shareholders’ equity	2,017,466	704,957	1,583,249	3,871,424	(6,159,630)	2,017,466

Total liabilities and shareholders’ equity	$5,129,396	$5,113,149	$4,849,819	$12,505,053	$(11,058,595)	$16,538,822

R.H. Donnelley Corporation
Consolidating Condensed Balance Sheet
December 31, 2005

	R.H. Donnelley				Consolidated
	Corporation	R.H. Donnelley Inc.			R.H. Donnelley
	(Parent)	(Issuer)	Guarantor Subsidiaries	Eliminations	Corporation

Assets

Cash and cash equivalents	$830	$2,703	$4,260	$—	$7,793
Accounts receivable, net	—	—	457,310	—	457,310
Deferred directory costs	—	—	67,686	—	67,686
Other current assets	—	13,162	52,327	(32,433)	33,056

Total current assets	830	15,865	581,583	(32,433)	565,845

Investment in subsidiaries	662,971	1,514,314	—	(2,177,285)	—

Fixed assets, net	—	50,059	5,628	—	55,687
Other assets	12,197	200,974	1,669	(108,949)	105,891
Intercompany receivable		24,919	213,545	(238,464)	—

Intercompany notes receivable	—	1,789,436	—	(1,789,436)	—

Intangible assets, net	—	—	2,833,200	—	2,833,200
Goodwill	—	—	319,014	—	319,014

Total assets	$675,998	$3,595,567	$3,954,639	$(4,346,567)	$3,879,637

Liabilities, Preferred Stock and Shareholders’ (Deficit) Equity

Accounts payable and accrued liabilities	$8,780	$48,698	$32,103	$(20)	$89,561
Deferred directory revenue	—	—	463,440	—	463,440

Current deferred income taxes, net	—	36,751	80,616	(31,784)	85,583

Current portion LTD	—	100,234	—	—	100,234

Total current liabilities	8,780	185,683	576,159	(31,804)	738,818

Long-term debt	300,000	2,678,615	—	—	2,978,615
Intercompany notes payable	331,840			(331,840)	—

Non-current intercompany payable	—	—	1,789,436	(1,789,436)	—

Deferred income taxes, net	(7,356)	25,028	50,346	(2,853)	65,165

Other long-term liabilities		43,270	24,384	(13,349)	54,305

Redeemable convertible Preferred Stock	334,149	—	—	—	334,149
Shareholders’ (deficit) equity	(291,415)	662,971	1,514,314	(2,177,285)	(291,415)

Total liabilities, preferred stock and shareholders’ (deficit) equity	$675,998	$3,595,567	$3,954,639	$(4,346,567)	$3,879,637

R.H. Donnelley Corporation
Consolidating Condensed Statement of Operations
For the Three Months Ended March 31, 2006

	R.H. Donnelley	R.H. Donnelley		Dex Media		Consolidated
	Corporation	Inc.	Guarantor	Inc and		R.H. Donnelley
	(Parent)	(Issuer)	Subsidiaries	Subsidiaries	Eliminations	Corporation

Net revenue	$—	$—	$261,369	$59,110	$—	$320,479
Expenses	842	29,796	122,352	130,239	(817)	282,412
Partnership and equity income	(46,027)	68,932	—	—	(22,905)	—

Operating (loss) income	(46,869)	39,136	139,017	(71,129)	(22,088)	38,067
Interest expense	(38,539)	(17,472)	(32,461)	(65,269)	—	(153,741)
Other income	(14)	—	(364)	—	378	—

Pre-tax (loss) income	(85,422)	21,664	106,192	(136,398)	(21,710)	(115,674)
Income tax benefit (expense)	13,704	15,648	(37,260)	53,059	(1,195)	43,956

Net (loss) income	(71,718)	37,312	68,932	(83,339)	(22,905)	(71,718)
Preferred dividend	1,974	—	—	—	—	1,974
Gain on repurchase of preferred stock	(31,195)	—	—	—	—	(31,195)

(Loss) income available to common shareholders	$(42,497)	$37,312	$68,932	$(83,339)	$(22,905)	$(42,497)

R.H. Donnelley Corporation
Consolidating Condensed Statement of Operations
For the Three Months Ended March 31, 2005

	R.H. Donnelley	R.H. Donnelley			Consolidated
	Corporation	Inc.	Guarantor		R.H. Donnelley
	(Parent)	(Issuer)	Subsidiaries	Eliminations	Corporation

Net revenue	—	$—	247,108	(39,769)	$207,339
Expenses	—	7,035	158,318	(28,211)	137,142

Operating (loss) income	—	(7,035)	88,790	(11,558)	70,197
Interest expense	(4,555)	(6,988)	(45,954)	—	(57,497)

Pre-tax (loss) income	(4,555)	(14,023)	42,836	(11,558)	12,700
Income tax benefit (expense)	1,718	3,827	(14,818)	4,320	(4,953)

Net (loss) income	(2,837)	(10,196)	28,018	(7,238)	7,747
Preferred dividend	3,319	—	—	—	3,319
Loss on repurchase of preferred stock	133,681	—	—	—	133,681

(Loss) income available to common shareholders	$(139,837)	$(10,196)	$28,018	$(7,238)	$(129,253)

R.H. Donnelley Corporation
Consolidating Condensed Statement of Cash Flows
For the Three Months Ended March 31, 2006

	R.H.	R.H.
	Donnelley	Donnelley		Dex Media Inc		Consolidated
	Corporation	Inc.	Guarantor	and		R.H. Donnelley
	(Parent)	(Issuer)	Subsidiaries	Subsidiaries	Eliminations	Corporation

Cash flow from operations	$131,237	$14,634	$111,647	$76,725	$(138,253)	$195,990
Cash flow from investing activities: Purchase of fixed assets	(2,325)	(3,412)	(158)	(4,501)	—	(10,396)
Acquisitions, net of cash received	(1,755,568)	—	—	—	(133,177)	(1,888,745)
Dividends from Parent	—	—	—	(265,745)	265,745	—

Net cash flow from investing activities	(1,757,893)	(3,412)	(158)	(270,246)	132,568	(1,899,141)

Cash flow from investing activities Proceeds from issuance of debt	2,079,680	—	—	437,786	—	2,517,466
Revolver borrowings	—	3,700	—	165,000	—	168,700
Revolver repayments	—	(8,700)	—	(36,000)	—	(44,700)
Repurchase of redeemable convertible preferred stock	(336,123)	—	—	—	—	(336,123)
Debt repayments	—	(71,340)	—	(347,555)	—	(418,895)
Increase in checks not yet presented for payment	—	(1,690)	(361)	(3,874)	—	(5,925)
Stock option exercises	14,118	—	—	—	—	14,118
Intercompany notes and other	53,770	73,144	(111,784)	(40,555)	25,425	—

Net cash flow from financing activities	1,811,445	(4,886)	(112,145)	174,802	25,425	1,894,641

Change in cash	184,789	6,336	(656)	(18,719)	19,740	191,490
Cash at beginning of year	830	2,703	4,260	19,740	(19,740)	7,793

Cash at end of period	$185,619	$9,039	$3,604	$1,021	$—	$199,283

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

12. Subsequent Events
On April 24, 2006, we amended R.H. Donnelley Inc.’s Credit Facility for the purpose of reducing the applicable interest rate margins on (i) the revolving portion of the Credit Facility and (ii) the outstanding term loans, other than the Tranche D-1 term loans, by refinancing the outstanding Tranche A-2 term loans, Tranche A-3 term loans and Tranche D term loans with new Tranche A-4 term loans and Tranche D-2 term loans. After giving effect to the Amendment, the interest rates applicable to the loans are, at our option, the LIBOR rate or base rate plus the following applicable margins:

			Initial Amount of
	LIBOR Loans	Base Rate Loans	Facility/Commitment
Revolver	1.25%	0.25%	$175.0 million
Tranche A-4 Term Loans	1.25%	0.25%	$323.4 million
Tranche D-1 Term Loans	1.50%	0.50%	$350.0 million
Tranche D-2 Term Loans	1.50%	0.50%	$1,422.0 million
On April 24, 2006, we amended Dex Media East’s Credit Facility for the purpose of reducing the applicable interest rate margin on the outstanding tranche B term loans by refinancing such loans with new tranche B term loans. The Dex Media East Amendment maintains the applicable interest rate margins on the tranche A term loans and the revolving portion of the Credit Facility. After giving effect to the Dex Media East Amendment, the interest rates applicable to the loans are, at our option, the LIBOR rate or base rate plus the following applicable margins:

			Initial Amount of
	LIBOR Loans	Base Rate Loans	Facility/Commitment
Revolver	1.25%	0.25%	$100.0 million
Tranche A Term Loans	1.25%	0.25%	$690.0 million
New Tranche B Term Loans	1.50%	0.50%	$429.0 million
On April 24, 2006, we amended Dex Media West’s Credit Facility for the purpose of reducing the applicable interest rate margin on the outstanding tranche B term loans by refinancing such loans with new tranche B-2 term loans. The Dex Media West Amendment maintains the applicable interest rate margins on the tranche A term loans, the tranche B-1 term loans and the revolving portion of the Credit Facility. After giving effect to the Dex Media West Amendment, the interest rates applicable to the loans are, at our option, the LIBOR rate or base rate plus the following applicable margins:

			Initial Amount of
	LIBOR Loans	Base Rate Loans	Facility/Commitment
Revolver	1.25%	0.25%	$100.0 million
Tranche A Term Loans	1.25%	0.25%	$960.0 million
Tranche B-1 Term Loans	1.50%	0.50%	$503.0 million
Tranche B-2 Term Loans	1.50%	0.50%	$834.3 million

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Information
Certain statements contained in this Form 10-Q regarding our future operating results, performance, business plans or prospects and any other statements not constituting historical fact are “forward-looking statements” subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. Where possible, words such as “believe”, “expect”, “anticipate”, “should”, “will”, “would”, “planned”, “estimated”, “potential”, “goal”, “outlook”, “could”, and similar expressions, are used to identify such forward-looking statements. All forward-looking statements reflect only our current beliefs and assumptions with respect to our future results, business plans, and prospects, and are based solely on information currently available to us. Accordingly, these statements are subject to significant risks and uncertainties and our actual results, business plans and prospects could differ significantly from those expressed in, or implied by, these statements. We caution readers not to place undue reliance on, and we undertake no obligation to update, other than imposed by law, any forward-looking statements. Such risks and uncertainties are described in detail in Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2005 (“2005 10-K”). Unless otherwise indicated, the terms “Company”, “we”, “us” and “our” refer to R.H. Donnelley Corporation and its direct and indirect wholly owned subsidiaries.
Significant Business Developments
On January 31, 2006, we acquired Dex Media, Inc. (“Dex Media”) for a purchase price of $4.1 billion, consisting of 36,547,381 shares of our common stock valued at $2.2 billion and $1.9 billion in cash (the “Dex Media Merger”). Dex Media is the indirect parent of Dex Media East LLC (“Dex Media East”) and Dex Media West LLC (“Dex Media West”). We also assumed all of Dex Media’s and its subsidiaries’ outstanding indebtedness with a fair value of $5.5 billion. Dex Media is the exclusive publisher of the “official” yellow pages and white pages directories for Qwest Communications International Inc. (“Qwest”) where Qwest is the primary incumbent local exchange carrier (“ILEC”). Dex Media East operates the directory business in the following states, which are Colorado, Iowa, Minnesota, Nebraska, New Mexico, North Dakota and South Dakota (collectively the “Dex East States”) and Dex Media West operates the directory business in the following states, which are Arizona, Idaho, Montana, Oregon, Utah, Washington and Wyoming (collectively the “Dex West States”). Prior to the Dex Media Merger, Dex Media was a leading directory publisher in the United States. The purpose of the Dex Media Merger was to take a further step in the transformation of RHD into a leading publisher of Yellow Pages directories, as well as to combine the complementary strengths of both companies. The acquired business of Dex Media and its subsidiaries (“Dex Media Business”) now operates as Dex Media, Inc., one of RHD’s direct, wholly owned subsidiaries. The results of the Dex Media Business have been included in the Company’s operating results commencing February 1, 2006.
In connection with the Dex Media Merger, we assumed by operation of law directory services agreements (collectively, the “Dex Directory Services Agreements”) which Dex Media had entered into with Qwest including, (1) a publishing agreement with a term of 50 years commencing November 8, 2002 (subject to automatic renewal for additional one-year terms), which grants us the right to be the exclusive official directory publisher of listings and classified advertisements of Qwest’s telephone customers in the geographic areas in the Dex Media states in which Qwest provides local telephone services and (2) a non-competition agreement with a term of 40 years commencing November 8, 2002, pursuant to which Qwest has agreed not to sell directory products consisting principally of listings and classified advertisements for subscribers in the geographic areas in the Dex Media states in which Qwest provides local telephone service.
As a result of the Dex Media Merger, we also assumed (1) an advertising commitment agreement whereby Qwest has agreed to purchase an aggregate of $20 million of advertising per year through 2017 from us at pricing on terms at least as favorable as those offered to similar large customers and (2) an intellectual property contribution agreement pursuant to which Qwest assigned and or licensed to us the Qwest intellectual property previously used in the Qwest directory services business along with (3) a trademark license agreement pursuant to which Qwest granted to us the right until November 2007 to use the Qwest Dex and Qwest Dex Advantage marks in connection with directory products and related marketing material in the Dex Media states and the right to use these marks in connection with DexOnline.com (collectively “Trade names”).

The Dex Media Merger was accounted for as a purchase business combination and the purchase price was allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their respective fair values as of January 31, 2006. Under purchase accounting rules, we have not assumed the deferred revenue balance of Dex Media at January 31, 2006. This amount represented revenue that would have been recognized in 2006 under our deferral and amortization revenue recognition method had the Dex Media Merger not occurred. Accordingly, we will never record revenue associated with directories that published prior to the Dex Media Merger. Although the deferred revenue balance was eliminated, we retained all of the rights associated with the collection of amounts due under and obligations under the advertising contracts executed prior to the Dex Media Merger. As a result, Dex Media’s accounts receivable balances remain our assets. Also under purchase accounting rules, we did not assume deferred directory costs of Dex Media at January 31, 2006 related to those directories that were published prior to the Dex Media Merger. These costs represented operating expenses that would have been recognized by Dex Media in 2006 under the deferral and amortization method had the Dex Media Merger not occurred.
The preliminary allocation of the purchase price to the fair value of assets acquired and liabilities assumed is shown in the table below.
Calculation of Allocable Purchase Price
(in thousands)

Cash paid to Dex Media shareholders		$1,861,111
RHD value of shares issued to Dex Media shareholders		2,259,359
Allocable transaction and other direct costs of the Merger		26,169
Dex Media severance and related costs		6,839
Dex Media vested equity awards		76,089
Dex Media outstanding debt at fair value		5,509,269

Total allocable purchase price		$9,738,836

Estimated allocation of purchase price:
Non-compete/directory services license agreements		$7,325,000
Customer relationships		1,090,000
Trademarks and other		515,000
Dex Media net assets acquired	212,753
Dex Media unbilled customers receivables, net as of January 31, 2006	661,057
Estimated profit on acquired sales contracts	87,193
Fair value adjustments:
Eliminate pre-merger deferred revenue	218,024
Eliminate pre-merger deferred directory costs	(228,674)
Eliminate pre-merger deferred financing costs	(106,774)
Eliminate Dex Media pre-merger deferred income taxes	(62,393)
Deferred income taxes relating to the Dex Media Merger	(2,324,767)

Fair value of net liabilities assumed		(1,543,581)
Goodwill		2,352,417

Total allocable purchase price		$9,738,836

On January 27, 2006, and pursuant to the Stock Purchase and Support Agreement dated October 3, 2005, we repurchased the remaining 100,301 shares of our outstanding 8% redeemable convertible cumulative preferred stock (“Preferred Stock”) from investment partnerships affiliated with The Goldman Sachs Group, Inc. (collectively, the “GS Funds”) for $336.1 million in cash including accrued cash dividends and interest (the “GS Repurchase”). Subsequent to the GS Repurchase, there are no outstanding shares of Preferred Stock. See Item 1, “Financial Statements (Unaudited) — Note 6, Redeemable Preferred Stock and Warrants” for a description of the impact the Preferred Stock and GS Repurchase had on our consolidated financial statements for the three months ended March 31, 2006.
Corporate Overview
Following the closing of the Dex Media Merger, we are the third largest print and online directory publisher in the United States, based on revenue. During 2006, we expect to have a total annual distribution of approximately 80 million directories, serving over 600,000 local and national advertisers with more than 625 directories in 28 states. In 2005, Dex Media published 293 directories and printed approximately 52 million copies of these directories for distribution to virtually all business and residential customers throughout the following Dex Media states: Arizona, Colorado, Idaho, Iowa, Minnesota, Montana, Nebraska, New Mexico, North Dakota, Oregon, South Dakota, Utah, Washington and Wyoming. Dex Media’s Internet-based directory, DexOnline.com TM, which is bundled with Dex Media’s print product to provide web-based access to Dex Media’s directories, further expands the distribution of Dex Media’s advertiser content. In addition to the acquired Dex Media Business, we publish Sprint-branded directories in 18 states, with major markets including Las Vegas, Nevada and Orlando and Lee County, Florida, with a total distribution of approximately 18 million serving approximately 160,000 local and national advertisers. We also publish AT&T (formerly known as SBC)-branded directories in Illinois and Northwest Indiana, with a total distribution of approximately 10 million serving approximately 100,000 local and national advertisers. We also offer online city guides and search web sites in all our Sprint markets under the Best Red Yellow Pages brand at www.bestredyp.com and in the Chicagoland area at www.chicagolandyp.com.
Segment Reporting
Management reviews and analyzes its business of publishing yellow pages directories as one operating segment.
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
Allowance for Doubtful Accounts and Sales Claims
We record our revenue net of an allowance for sales claims. Additionally, we record a provision for bad debts. The provision for bad debts and allowance for sales claims are estimated for each directory based on historical experience. We also evaluate the current condition of our customer balances, bankruptcy filings, any change in credit policy, historical charge-off patterns, recovery rates and other data when determining our allowance for doubtful accounts. We review these estimates periodically to assess whether any additional adjustment is needed based on economic events or other circumstances, including actual experience at the end of the billing and collection cycle with respect to each directory. We believe the allowance for doubtful accounts and sales claims is adequate to cover anticipated losses under current conditions. However, significant deterioration in any of the factors noted above or in the overall economy could materially change these expectations. The provisions for sales claims and doubtful accounts are estimated based on a percentage of revenue. Accordingly, an additional 1% change in these allowance percentages would have impacted net loss by approximately $1.9 million for the three months ended March 31, 2006.

Pension Benefits
Our pension plan obligations and related assets of the Company’s (including Dex Media) defined benefit retirement plans are presented in Note 8 of the consolidated financial statements included in Item 1 of this Quarterly Report and Note 10 of the consolidated financial statements included in Item 8 of our 2005 10-K. Plan assets consist primarily of marketable equity and debt instruments and are valued using market quotations. Plan obligations and annual pension expense are determined by independent actuaries through the use of a number of assumptions. Key assumptions in measuring the plan obligations include the discount rate, the rate of future salary increases and the long-term expected return on plan assets. The methodology used to determine the discount rate for 2006 discounts the projected plan cash flows to the measurement date using the spot rates provided in the Citigroup Pension Discount Curve. A single discount rate is then computed so that the present value of the benefit cash flows using this single rate equals the present value computed using the Citigroup Pension Discount Curve. A 1% change in the discount rate would affect annual net loss by approximately $3.0 million; a 1% change in the long-term rate of return on plan assets would affect annual net loss by approximately $2.6 million; and a 1% change in assumed salary increases would affect annual net loss by approximately $1.5 million. Salary increase assumptions are based upon historical experience and anticipated future management actions. Asset returns are based upon the anticipated average rate of earnings expected on invested funds of the plan over the long-term.
Intangible Assets and Goodwill Valuation and Amortization
Our intangible assets consist of directory services agreements between the Company and each of Dex Media, AT&T, Inc. (“AT&T”) and Sprint Corporation (now known as Sprint Nextel Corporation, “Sprint”), respectively, established customer relationships, trademarks and trade names, and an advertising agreement. The intangible assets are being amortized over the period the assets are expected to contribute to the cash flow of the Company, which reflect the expected pattern of benefit. Our recorded goodwill resulted from the Dex Media Merger, the acquisition of the directory publishing business of AT&T, Inc. (“AT&T Directory Acquisition”) and the acquisition of the directory business of Sprint Corporation (now known as Sprint Nextel Corporation, “Sprint”) (“SPA Acquisition”), and is not subject to amortization but is subject to periodic impairment testing.
The intangible assets are subject to an impairment test in accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-lived Assets (“SFAS 144”), and the goodwill is subject to periodic impairment testing in accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). The Company reviews the carrying value of its intangible assets for impairment at least annually or more frequently whenever events or circumstances indicate that their carrying amounts may not be recoverable. The impairment test for the intangible assets is performed by comparing the carrying amount of the intangible assets to the sum of the undiscounted expected future cash flows relating to these assets. In accordance with SFAS 144, impairment exists if the sum of the future undiscounted cash flows is less than the carrying amount of the intangible asset, or to its related group of assets. Impairment would result in a write-down of the intangible asset to its estimated fair value based on the discounted future cash flows. Goodwill is tested for impairment by comparing the carrying amount of the reporting unit goodwill to which it was assigned to the implied fair value of the reporting unit goodwill. In accordance with SFAS 142, impairment exists if the carrying amount of the reporting unit goodwill exceeds its implied fair value. Impairment would result in a write-down equal to the difference between the carrying amount and the implied fair value of the reporting unit goodwill.
We use certain estimates and assumptions in our impairment evaluation, including, but not limited to, projected future cash flows, revenue growth, customer attrition levels, and estimated write-offs. As of March 31, 2006, management believes that there was no impairment to the intangible assets or goodwill. However, significant deterioration in our business, the assumptions underlying the impairment evaluations, or in the overall economy, could result in impairment charges in future reporting periods. Had the aggregate net book value of the intangible assets and goodwill at March 31, 2006 been impaired by 1%, net loss would have been adversely impacted by approximately $89.2 million.

Additionally, management must assess whether the remaining useful lives of the intangible assets represent the period that the intangible assets are expected to contribute to our cash flow. In our assessment process, we used certain estimates and assumptions, including projected future cash flows, customer attrition levels and industry and economic conditions. If the estimated remaining useful lives change, the remaining carrying amount of the intangible asset would be amortized prospectively over that revised remaining useful life. For the three months ended March 31, 2006, amortization of intangible assets was approximately $54.4 million. Had the remaining useful lives of the intangible assets been shortened by 10%, net loss would have been adversely impacted by approximately $6 million.
New Accounting Pronouncements
On January 1, 2006, the Company adopted the provisions of SFAS No. 123 (R) using the Modified Prospective Method. Under this method, we are required to record compensation expense in the statement of operations for all employee stock awards granted, modified or settled after the date of adoption and for the unvested portion of previously granted stock awards that remain outstanding as of the beginning of the period of adoption based on their grant date fair values. Upon adoption of SFAS No. 123 (R), pro forma disclosure permitted by SFAS No. 123 is no longer a permitted alternative.
The Company has reviewed other new accounting standards not identified above and does not believe any other new standards will have a material impact on the Company’s financial position or operating results.
Collective Bargaining Agreement
As of March 31, 2006, 12% and 23% of RHD’s employees were members of the International Brotherhood of Electrical Workers (“IBEW”) and the Communication Workers of America (“CWA”), respectively. The collective bargaining agreements covering the IBEW and the CWA will expire in May 2006 and October 2006, respectively. On May 5, 2006, we reached a tentative agreement for a new three-year contract between the Company and the IBEW. A ratification vote by IBEW members is expected within the 30 days following the date of the tentative agreement.

RESULTS OF OPERATIONS
Three months ended March 31, 2006 and 2005
Factors Affecting Comparability
Acquisitions
As a result of the Dex Media Merger and AT&T Directory Acquisition, the related financings and associated purchase accounting, our 2006 reported GAAP results are not comparable to our 2005 reported GAAP results. Under the deferral and amortization method of revenue recognition, the billable value of directories published is recognized as revenue in subsequent reporting periods. However, purchase accounting precluded us from recognizing directory revenue and certain expenses associated with directories that published prior to each acquisition, including all directories published in the month each acquisition was completed. Thus, our reported 2006 and 2005 GAAP results are not indicative of our underlying operating and financial performance. Accordingly, management is presenting adjusted pro forma information for 2006 that, among other things, eliminates the purchase accounting impact on revenue and certain expenses related to the Dex Media Merger and assumes the Dex Media Merger and related financing occurred at the beginning of 2006, and combined adjusted information for 2005 reflecting the sum of RHD’s 2005 adjusted results (reflecting adjustments relating to the AT&T Directory Acquisition) and Dex Media’s reported GAAP results during the period. Management believes that the presentation of this adjusted pro forma and combined adjusted information will help financial statement users better and more easily compare current period underlying operating results against what the combined company performance would more likely have been in the comparable prior period. All of the adjusted pro forma and combined adjusted amounts disclosed under the caption “Adjusted Pro Forma and Combined Adjusted Amounts and Other Non-GAAP Measures” or elsewhere are non-GAAP measures, which are reconciled to the most comparable GAAP measures under that caption below. While the adjusted pro forma and combined adjusted results each exclude the effects of purchase accounting, and certain other non-recurring items, to better reflect underlying operating results in the respective periods, because of differences between RHD, AT&T and Dex Media and their respective predecessor accounting policies, the pro forma adjusted and combined adjusted results are not strictly comparable and should not be treated as such.
GAAP Reported Results
Net Revenue
The components of our net revenue for the three months ended March 31, 2006 and 2005 were as follows:

	Three Months Ended March 31,
(amounts in millions)	2006	2005	$ Change

Gross directory advertising revenue	$323.1	$206.9	$116.2
Sales claims and allowances	(8.1)	(2.0)	(6.1)

Net directory advertising revenue	315.0	204.9	110.1
Other revenue	5.5	2.4	3.1

Total	$320.5	$207.3	$113.2

Our directory advertising revenue is earned primarily from the sale of advertising in yellow pages directories we publish, net of sales allowances. Directory advertising revenue also includes revenue for Internet-based advertising bundled with print advertising. Directory advertising revenue is affected by several factors, including changes in the quantity and size of advertisements sold, defectors and new advertisers as well as the proportion of premium advertisements sold, changes in the pricing of advertising, changes in the quantity and mix of advertising purchased per account and the introduction of additional products which generate incremental revenue. Revenue from directory advertising sales is recognized under the deferral and amortization method, whereby revenue from advertising sales is initially deferred when the directory is published and recognized ratably over the directory’s life, which is typically 12 months. The Company recognizes revenue for advertising on its internet-based directory, DexOnline.com, ratably over the period the advertisement appears on the site. Other products and services are recognized as delivered or fulfilled.

Other revenue includes barter revenue, late fees paid on outstanding customer balances, commissions earned on sales contracts with respect to advertising placed into other publishers’ directories, sales of directories and certain other print and internet products.
Total net revenue in the three months ended March 31, 2006 was $320.5 million compared to $207.3 million in the same period in the prior year. The increase in total net revenue in 2006 is primarily a result of the Dex Media Merger as well as purchase accounting resulting from the AT&T Directory Acquisition. Gross directory advertising revenue in the first quarter of 2006 includes $60.7 million in revenues for Dex Media-branded directories with no comparable revenue in the same period in 2005. Due to purchase accounting, directory revenue for the three months ended March 31, 2006 excluded the amortization of advertising sales for Dex Media-branded directories published before February 2006 under the deferral and amortization method totaling $356.0 million that would have been reported in the period absent purchase accounting. Purchase accounting resulting from the Dex Media Merger will continue to adversely impact reported net revenue during 2006. Purchase accounting resulting from the AT&T Directory Acquisition negatively impacted net revenue for the three months ended March 31, 2005 by $51.9 million due to AT&T-branded directories that published prior to the AT&T Directory Acquisition, which would have been recognized during the period had it not been for purchase accounting required under GAAP. We expect total revenue in 2006 to be significantly higher than 2005 due to the inclusion of results from the acquired Dex Media Business as well as the lack of impact of purchase accounting related to the AT&T Directory Acquisition in 2006.
Expenses
The components of our total expenses for the three months ended March 31, 2006 and 2005 were as follows:

	Three Months Ended March 31,
(amounts in millions)	2006	2005	$ Change

Operating expenses	$180.5	$102.4	$78.1
G&A expenses	39.2	13.0	26.2
D&A expenses	62.7	21.7	41.0

Total	$282.4	$137.1	$145.3

Substantially all expenses are derived from our directory publishing business. Certain costs directly related to the selling and production of directories are initially deferred and recognized ratably over the life of the directory. These costs include sales commissions and print, paper and initial distribution costs. Sales commissions include commissions paid to employees for sales to local advertisers and to certified marketing representatives, which act as our channel to national advertisers. All other expenses are recognized as incurred. Our costs recognized in a reporting period consist of: (i) costs incurred in that period and fully recognized in that period; (ii) costs incurred in a prior period, a portion of which is amortized and recognized in the current period; and (iii) costs incurred in the current period, a portion of which is amortized and recognized in that period and the balance of which is deferred until future periods. Consequently, there will be a difference between costs recognized in any given period and costs incurred in the given period, which may be significant. All deferred costs related to the sale and production of directories are recognized ratably over the life of each directory under the deferral and amortization method of accounting, with cost recognition commencing in the month of directory distribution.
Operating Expenses
Total operating expenses in the three months ended March 31, 2006 were $180.5 million compared to $102.4 million in the same period in the prior year. The primary components of the $78.1 million increase in operating expenses are shown below:

Change
(amounts in millions)
Expenses recorded in the first quarter of 2006 resulting from the Dex Media Merger	$60.7
Expenses excluded from the first quarter of 2005 due to purchase accounting from the AT&T Directory Acquisition	8.0
Stock-based compensation expense resulting from the adoption of SFAS No. 123 (R)	5.9
Increased sales costs due to higher advertising sales results in certain markets	5.6
Lower cost uplift expense	(3.7)
All other	1.6

Total increase in operating expenses for the first quarter of 2006, compared to the same period in 2005	$78.1

Operating expenses for the three months ended March 31, 2006 increased $78.1 million compared to the same period in 2005 primarily as a result of the Dex Media Merger. Expenses of $60.7 million incurred to support the Dex Media business include bad debt, commissions, salesperson expenses, printing, distribution, advertising and other operating expenses. There were no comparable expenses for the three months ended March 31, 2005.
Similar to the deferral and amortization method of revenue recognition, certain costs directly related to the selling and production of our directories are initially deferred when incurred and recognized ratably over the life of a directory. As a result of purchase accounting required by GAAP, deferred commissions, print and delivery costs totaling $97.6 million for directories that published prior to the Dex Media Merger were not reported in the three months ended March 31, 2006. Directory expenses for the three months ended March 31, 2006 include the amortization of deferred directory costs relating to Dex Media-branded directories published beginning in February 2006. In addition, for the three months ended March 31, 2005, $8.0 million of deferred commissions, print and delivery costs for directories that published prior to the AT&T Directory Acquisition were not reported due to purchase accounting.
As a result of purchase accounting required by GAAP, we recorded the deferred directory costs related to directories that were scheduled to publish subsequent to the Dex Media Merger, AT&T Directory Acquisition and SPA Acquisition at their fair value, determined as (a) the estimated billable value of the published directory less (b) the expected costs to complete the directories, plus (c) a normal profit margin. We refer to this purchase accounting entry as “cost uplift.” The fair value of these costs was determined to be $87.2 million, $81.3 million and $14.8 million for the Dex Media Merger, the AT&T Directory Acquisition and the SPA Acquisition, respectively. These costs are amortized as operating expenses over the terms of the applicable directories and such amortization totaled $13.3 million for the three months ended March 31, 2006 relating to the Dex Media Merger and the AT&T Directory Acquisition and $17.0 million for the three months ended March 31, 2005 relating to the AT&T Directory Acquisition, or a decline of $3.7 million in the three months ended March 31, 2006.
Purchase accounting resulting from the Dex Media Merger will continue to impact reported expenses in 2006. We expect operating expenses in 2006 to be significantly higher than 2005 due to the inclusion of results from the acquired Dex Media Business as well as the lack of impact of purchase accounting related to the AT&T Directory Acquisition in 2006.
Operating expenses for the three months ended March 31, 2006 were also impacted by $5.9 million of non-cash stock-based compensation expense resulting from SFAS 123 (R), which the Company adopted effective January 1, 2006, with no comparable expense in the prior year. This includes $3.1 million of non-cash stock-based compensation expense resulting from modifications to stock-based awards as a result of the Dex Media Merger.
During the three months ended March 31, 2006, we also incurred approximately $5.6 million of additional selling expenses, including commission and salesperson costs, compared to the similar period in 2005, due to improved sales results in certain markets.

General and Administrative Expenses
General and administrative (“G&A”) expenses in the three months ended March 31, 2006 and 2005 were $39.2 million and $13.0 million, respectively. The primary components of the $26.2 million increase in G&A expenses is shown in the table below:

Change
(amounts in millions)
Increased general and administrative expenses resulting from the Dex Media Merger	$16.8
Stock-based compensation expense resulting from the adoption of SFAS No. 123 (R)	10.6
All other general and administrative expenses	(1.2)

Total increase in general and administrative expenses for the first quarter of 2006, compared to the same period in 2005	$26.2

G&A expenses were impacted by $16.8 million of increased general and administrative expenses primarily to support the acquired Dex Media Business. General and administrative expenses include billing, credit and collection, financial services, human resources and administrative services. G&A expenses for the three months ended March 31, 2006 were also impacted by $10.6 million of non-cash stock-based compensation expense resulting from SFAS 123 (R), which the Company adopted effective January 1, 2006, with no comparable expense in the prior year. This includes $5.4 million of non-cash stock-based compensation expense resulting from modifications to stock-based awards as a result of the Dex Media Merger. On an annual basis, we expect G&A expenses in 2006 to be significantly higher than 2005 due to the inclusion of results from the acquired Dex Media Business, as well as non-cash stock-based compensation expense recognized under SFAS 123 (R).
Depreciation and Amortization
Depreciation and amortization (“D&A”) expenses for the three months ended March 31, 2006 and 2005 were $62.7 million and $21.7 million, respectively. Amortization of intangible assets was $54.4 million and $18.1 million for the three months ended March 31, 2006 and 2005, respectively. The increase in amortization expense is due to the dramatic increase in intangible assets resulting from the Dex Media Merger. On an annual basis, we expect amortization expense in 2006 to be significantly higher than 2005 as a result of the Dex Media Merger. Depreciation of fixed assets and amortization of computer software was $8.3 million and $3.6 million in the three months ended March 31, 2006 and 2005, respectively. The increase in depreciation expense was primarily due to the depreciable assets acquired in the Dex Media Merger.
Operating Income
Operating income for the three months ended March 31, 2006 and 2005 was as follows:

	Three Months Ended March 31,
(amounts in millions)	2006	2005	$ Change

Total	$38.1	$70.2	$(32.1)

Operating income for the three months ended March 31, 2006 of $38.1 million decreased by $32.1 million from operating income of $70.2 million in the same period in the prior year. The decrease in operating income during the first quarter of 2006 was primarily a result of the purchase accounting impact on our revenues and expenses resulting from the Dex Media Merger as well as the impact of adopting SFAS No. 123(R), as described above. While net revenue increased in 2006 by $113.2 million over net revenue in the same period in 2005, primarily resulting from the Dex Media Merger and the 2005 purchase accounting impact resulting from the AT&T Directory Acquisition, offsetting that increase in net revenue was an increase in total operating expenses in 2006 of $145.3 million, also primarily as a result of the Dex Media Merger and the 2005 purchase accounting impact resulting from the AT&T Directory Acquisition. The primary reason that our costs relating to the Dex Media Merger increased more than our revenues in the first quarter of 2006 is because while all directory advertising revenue is deferred under our deferral and amortization method, only a portion of total costs related to publication of the directories are deferred under the deferral and amortization method. Therefore, under purchase accounting, when the entire balance of deferred revenue and deferred directory costs were eliminated at the time of the Dex Media Merger, the elimination had a disproportionately higher impact on revenues than it did on expenses. Accordingly, after the adjustments required by purchase accounting, operating expenses in the first quarter of 2006 were disproportionately higher than the related revenue. If the effects of purchase accounting were eliminated, adjusted operating income in 2006 would have been substantially higher (and relatively proportional to the increase in net revenues) compared to GAAP operating income in 2005. See “Adjusted Pro Forma and Combined Adjusted Amounts and Other Non-GAAP Measures” below.
Purchase accounting resulting from the Dex Media Merger will continue to impact reported results during 2006.
Interest Expense, Net
Net interest expense for the three months ended March 31, 2006 was $153.7 million compared to $57.5 million in the same period in 2005. The increase in net interest expense of $96.2 million is a result of dramatically higher outstanding debt balances associated with the Dex Media Merger, combined with higher interest rates, compared to the prior year. See “Liquidity and Capital Resources” for a further description of our debt obligations and the provisions of the related debt instruments. Net interest expense in 2006 includes $5.1 million of non-cash amortization of deferred financing costs, compared to $4.0 million of non-cash amortization of deferred financing costs in the same period in the prior year.
Income Taxes
The effective tax rate on loss before income taxes of 38.0% for the three months ended March 31, 2006 compares to 39.0% on income before income taxes for the same period in the prior year. The year-to-date effective rate as of March 31, 2006 reflects a decrease in the state and local tax rate as a result of the integration of the Dex Media Merger combined with favorable treatment of certain purchase accounting adjustments. A deferred tax liability in the amount of $2.4 billion has been recognized in accordance with SFAS 109 for the difference between the assigned values for purchase accounting purposes and the tax bases of the assets and liabilities acquired as a result of the Dex Media Merger.
Net (Loss) Income, (Loss) Available to Common Shareholders and (Loss) Per Share
Net (loss) income for the three months ended March 31, 2006 and 2005 was $(71.7) million and $7.7 million, respectively. The results for 2006 and 2005 were adversely affected by purchase accounting that precluded us from recognizing deferred revenue and certain expenses associated with those directories published prior to the Dex Media Merger and AT&T Directory Acquisition, including all directories published in the month each acquisition was completed. Purchase accounting resulting from the Dex Media Merger will continue to impact reported results during 2006.
Prior to the GS Repurchase in January 2006, the 8% dividend on our Preferred Stock reduced earnings available to common shareholders from which earnings per share amounts are calculated. The amount of the Preferred Stock dividend included the stated 8% dividend, plus a deemed dividend for a beneficial conversion feature (“BCF”). The BCF is a function of the conversion price of the Preferred Stock, the fair value of the related warrants issued with the Preferred Stock and the fair market value of the underlying common stock on the date of issuance of the Preferred Stock. In connection with the issuance of our Preferred Stock and each subsequent quarterly accrued dividend through October 3, 2005, a BCF was recorded because the fair value of the underlying common stock at the time of issuance of the preferred stock was greater than the conversion price of the Preferred Stock. The full amount of the BCF was treated as a deemed dividend because the Preferred Stock was convertible into common stock immediately after issuance in January 2003. The Preferred Stock dividend in the first quarter of 2005 of $3.3 million consisted of the stated 8% dividend of $2.7 million and a BCF of $0.6 million.
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

On January 27, 2006, we repurchased the remaining 100,301 shares of our outstanding Preferred Stock from the GS Funds for $336.1 million in cash. As a result of the GS Repurchase becoming a probable event under the terms of the Stock Purchase Agreement on October 3, 2005 (See Note 6, “Redeemable Preferred Stock and Warrants”), the recorded value of the Preferred Stock was accreted to its redemption value of $334.1 million at December 31, 2005 and $336.1 million at January 27, 2006. For the three months ended March 31, 2006, accretion in the redemption value of $2.0 million, which represented accrued dividends and interest, has been recorded as a reduction in earnings available to common shareholders and the previously recorded BCF of approximately $31.2 million related to these shares has been recognized as an increase in earnings available to common shareholders.
The resulting loss available to common shareholders was $42.5 million and $129.3 million in the three months ended March 31, 2006 and 2005, respectively.
All earnings per share (“EPS”) amounts have been calculated using the two-class method. See Note 2, “Summary of Significant Accounting Policies,” in Part 1 — Item 1 of this Quarterly Report for further details and computations of the basic and diluted EPS amounts. For the three months ended March 31, 2006 and 2005, basic and diluted EPS were $(0.76) and $(4.10), respectively. Because there was a reported net loss available to common shareholders in each period, the calculation of diluted EPS was anti-dilutive compared to basic EPS. Diluted EPS cannot be greater than basic EPS (or less of a loss). Therefore, reported basic EPS and diluted EPS, respectively, for the three months ended March 31, 2006 and 2005 were the same.
Adjusted Pro Forma and Combined Adjusted Amounts and Other Non-GAAP Measures
As a result of the Dex Media Merger and AT&T Directory Acquisition, the related financings and associated purchase accounting, our 2006 reported GAAP results are not comparable to our 2005 reported GAAP results. Under the deferral and amortization method of revenue recognition, the billable value of directories published is recognized as revenue in subsequent reporting periods. However, purchase accounting precluded us from recognizing directory revenue and certain expenses associated with directories that published prior to each acquisition, including all directories published in the month each acquisition was completed. Thus, our reported 2006 and 2005 GAAP results are not indicative of our underlying operating and financial performance. Accordingly, management is presenting adjusted pro forma information for 2006 that, among other things, eliminates the purchase accounting impact on revenue and certain expenses related to the Dex Media Merger and assumes the Dex Media Merger and related financing occurred at the beginning of 2006, and combined adjusted information for 2005 reflecting the sum of RHD’s 2005 adjusted results (reflecting adjustments relating to the AT&T Directory Acquisition) and Dex Media’s reported GAAP results during the period. Management believes that the presentation of this adjusted pro forma and combined adjusted information will help financial statement users better and more easily compare current period underlying operating results against what the combined company performance would more likely have been in the comparable prior period. All of the adjusted pro forma and combined adjusted amounts disclosed below or elsewhere are non-GAAP measures, which are reconciled to the most comparable GAAP measures below. While the adjusted pro forma and combined adjusted results each exclude the effects of purchase accounting, and certain other non-recurring items, to better reflect underlying operating results in the respective periods, because of differences between RHD, AT&T and Dex Media and their respective predecessor accounting policies, the pro forma adjusted and combined adjusted results are not strictly comparable and should not be treated as such.

	Three months ended March 31, 2006
(amounts in millions)	Adjustments
	Reported			Adjusted
	GAAP			Pro Forma

Net revenue	$320.5	$356.0	(1)	$676.5

Expenses, other than depreciation and amortization	219.7	97.6	(2)	317.3
Depreciation and amortization	62.7	20.5	(3)	83.2

Operating income	$38.1	$237.9		$276.0

	Three months ended March 31, 2005
(amounts in millions)	Adjustments
	Reported			Dex Media		Combined
	GAAP	Adjustments		GAAP		Adjusted

Net revenue	$207.3	$51.9	(4)	$411.7	(6)	$670.9

Expenses, other than depreciation and amortization	115.4	(8.0	) (5)	177.4	(6)	284.8
Depreciation and amortization	21.7	—		93.2	(6)	114.9

Operating income	$70.2	$59.9		$141.1		$271.2

(1)	Represents revenue for directories that published prior to the Dex Media Merger, plus revenue for all January 2006 published directories as reported by Dex Media, which would have been recognized during the period absent purchase accounting required under GAAP.

(2)	Represents (a) expenses for directories that published prior to the Dex Media Merger, plus expenses for all January 2006 published directories as reported by Dex Media, which would have been recognized during the period absent purchase accounting required under GAAP, (b) exclusion of expenses reported by Dex Media directly related to the Dex Media Merger and (c) the exclusion of cost uplift recorded in purchase accounting to eliminate the profit on sales contracts completed prior to the transaction date for directories that published after the transaction date.

(3)	Represents the additional amortization expense related to the identifiable intangible assets acquired in the Dex Media Merger over their estimated useful lives for January 2006.

(4)	Represents revenue for directories that published prior to the AT&T Directory Acquisition, plus all September 2004 published directories, which would have been recognized during the period had it not been for purchase accounting required under GAAP.

(5)	Represents elimination of amortized deferred cost uplift recorded in purchase accounting to eliminate the profit on sales contracts completed prior to the AT&T Directory Acquisition for directories that published after the acquisition date, net of expenses for directories that published prior to the AT&T Directory Acquisition, including September 2004 published directories, which would have been recognized during the period had it not been for purchase accounting required under GAAP.

(6)	Represents net revenue, expenses and depreciation and amortization reported by Dex Media for the three months ended March 31, 2005.
2006 Adjusted Pro Forma Revenue Compared to 2005 Combined Adjusted Revenue
The components of 2006 adjusted pro forma revenue and 2005 combined adjusted revenue for the three months ended March 31 of each year are as follows:

	Three Months Ended March 31, 2006
	Adjustments
	Reported	Dex Media		Adjusted Pro
(amounts in millions)	GAAP	Merger		Forma

Gross directory advertising revenue	$323.1	$356.6	(1)	$679.7
Sales claims and allowances	(8.1)	(6.8	)(1)	(14.9)

Net directory advertising revenue	315.0	349.8		664.8
Other revenue	5.5	6.2	(2)	11.7

Net revenue	$320.5	$356.0		$676.5

	Three Months Ended March 31, 2005
	Adjustments
		AT&T
	Reported	Directory		Dex Media		Combined
(amounts in millions)	GAAP	Acquisition		GAAP		Adjusted

Gross directory advertising revenue	$206.9	$52.2	(3)	$406.9	(4)	$666.0
Sales claims and allowances	(2.0)	(0.3	)(3)	—		(2.3)

Net directory advertising revenue	204.9	51.9		406.9		663.7
Other revenue	2.4	—		4.8	(4)	7.2

Net revenue	$207.3	$51.9		$411.7		$670.9

(1)	Represents gross revenue and sales claims and allowances for directories that published prior to the Dex Media Merger, plus revenue and sales claims and allowances for all January 2006 published directories as reported by Dex Media, which would have been recognized during the period had it not been for purchase accounting required under GAAP.

(2)	Other revenue includes barter revenue, late fees paid on outstanding customer balances, commissions earned on sales contracts with respect to advertising placed into other publishers’ directories, sales of directories and certain other print and internet products, plus other revenue reported by Dex Media for January 2006.

(3)	Represents gross revenue and sales claims and allowances for directories that published prior to the AT&T Directory Acquisition, which would have been recognized during the period had it not been for purchase accounting required under GAAP.

(4)	Represents 2005 reported results for Dex Media.
Adjusted pro forma net revenue for the three months ended March 31, 2006 was $676.5 million, an increase of $5.6 million from combined adjusted net revenue of $670.9 million for the three months ended March 31, 2005. Under the deferral and amortization method of revenue recognition, revenue from directory advertising sales is initially deferred when a directory is published and recognized ratably over the life of the directory, which is typically 12 months. The increase in adjusted gross directory advertising revenues for the quarter ended March 31, 2006 versus the prior year period was primarily due to the amortization of revenue from higher sales performances in certain of our larger markets.
2006 Adjusted Pro Forma Expenses Compared to 2005 Combined Adjusted Expenses and 2006 Adjusted Pro Forma Operating Income Compared to 2005 Combined Adjusted Operating Income
Adjusted pro forma operating and G&A expenses in the three months ended March 31, 2006 of $317.3 million increased by $32.5 million from combined adjusted operating and G&A expenses of $284.8 million in the comparable period in the prior year. The primary components of the $32.5 million increase are shown below:

Change
(amounts in millions)
Stock-based compensation expense resulting from adoption of SFAS No. 123 (R)	$16.5
Increased internet production costs	7.0
Increased sales expenses	5.1
Increased print, paper and distribution costs	2.9
All other	1.0

Total increase in adjusted operating and G&A expenses for the first quarter of 2006, compared to the same period in 2005 combined adjusted operating and G&A expenses	$32.5

Adjusted pro forma expenses were impacted by $16.5 million of non-cash stock-based compensation expense resulting from SFAS No. 123 (R) which the Company adopted effective January 1, 2006, with no comparable expense in the prior year. For the three months ended March 31, 2006, $8.5 million of the reported $16.5 million of non-cash compensation expense resulted from modifications to stock awards outstanding as a result of the Dex Media Merger. Adjusted pro forma expenses for the three months ended March 31, 2006 increased by $7.0 million from combined adjusted expenses in the same period in 2005 due to increased Internet production costs as we expanded our digital product line offerings. Adjusted pro forma sales expenses were $5.1 million higher in the first quarter of 2006, compared to combined adjusted expenses in the first quarter of 2005, due to favorable sales performances in certain larger markets. Adjusted pro forma print, paper and distribution costs were $2.9 million greater primarily due to increased page counts and directory volumes in certain markets as compared to the combined adjusted expenses in the prior year.
Adjusted pro forma depreciation and amortization (“D&A”) for the three months ended March 31, 2006 of $83.2 million includes incremental D&A as if the Dex Media Merger occurred on January 1, 2006. Combined adjusted D&A for the three months ended March 31, 2005 of $114.9 million represents D&A reported by both RHD and Dex Media. The decrease in adjusted pro forma D&A of $31.7 million from combined adjusted D&A is primarily related to differences between RHD and Dex Media’s valuation and useful life assumptions utilized for the amortization of Dex Media’s intangible assets.

Adjusted pro forma operating income for the three months ended March 31, 2006 was $276.0 million, an increase of $4.8 million from combined adjusted operating income in the three months ended March 31, 2005 of $271.2 million, reflecting the variances between revenues and expenses from period to period described above.
Advertising Sales
Management reviews and evaluates the value of advertising sales in directories that published during the period (“advertising sales”) as its primary sales performance measure. Advertising sales consist of sales of advertising in printed directories in the month the applicable directory is delivered, as well as on Internet-based directories when the advertisement is first placed on the site. Management believes that a comparison of advertising sales for the same directories from one period to the next gives a better indication of underlying sales trends, economic conditions and business confidence than a comparison of directory revenue recognized using the deferral and amortization method. Because we recognize directory revenue ratably over the life of a directory under the deferral and amortization method, the amount of revenue recognized during a period is not directly related to the sales trends, economic conditions and business confidence during that period. Advertising sales are similar to a “same-store” sales measure. If events occur during the current period that affect the comparability of advertising sales to the prior year period, such as changes in directory publication dates, then prior year advertising sales amounts are adjusted to conform to the current period presentation.
Advertising sales for the three months ended March 31, 2006 were consistent with the similar period in the prior year, reflecting the transition of our Dex Media business and continued growth in our major Sprint markets, offset by a decline associated with our rebuilding efforts in our AT&T markets. Advertising sales are a non-GAAP measure for which the most comparable GAAP measure is net revenue. A reconciliation of advertising sales to net revenue reported in accordance with GAAP is presented below:

(Amounts in millions)
	Three Months Ended March 31,
	2006	2005

Reconciliation of advertising sales to net revenue — GAAP, net revenue — pro forma adjusted and net revenue combined adjusted

RHD advertising sales disclosed in March 31, 2005 Form 10-Q		$256.6

Dex Media implied publication sales for first quarter 2005, disclosed in Dex Media’s second quarter 2005 press release		452.2

Combined adjustments for changes in publication dates and definition of advertising sales		(1.6)

RHD pro forma advertising sales	$707.0	707.2

Advertising sales percentage change over prior year	0.0%

Less pre-acquisition Dex Media advertising sales not recognized as current period revenue, less combined current period advertising sales not recognized as revenue due to the deferral method of accounting,. plus combined net revenue reported in the period for advertising sales from prior periods.	(392.0)	(502.3)

Net directory advertising revenue	315.0	204.9

Other revenue	5.5	2.4

Net revenue — GAAP	$320.5	$207.3

LIQUIDITY AND CAPITAL RESOURCES
Credit Facilities
R.H. Donnelley Inc. (“RHDI”)
As of March 31, 2006, RHDI’s senior secured credit facility, as amended and restated (“Credit Facility”), consists of a $313.4 million Term Loan A-2, a $116.0 million Term Loan A-3, a $1,429.5 million Term Loan D, a $350 million Term Loan D-1 and a $175 million Revolving Credit Facility (the “Revolver”) for an aggregate Credit Facility of $2,383.9 million. All Term Loans require quarterly principal and interest payments. The Credit Facility provides for a new Term Loan C for potential borrowings up to $400 million, such proceeds, if borrowed, to be used to fund acquisitions, refinance certain indebtedness or to make certain restricted payments. As of March 31, 2006, the outstanding balances of Term Loans A-2, A-3, D and D-1 were $235.8 million, $87.6 million, $1,422.0 million and $349.1 million, respectively, with no amounts outstanding under the Revolver. The Revolver, Term Loan A-2 and Term Loan A-3 mature in December 2009 and Term Loans D and D-1 mature in June 2011. The weighted average interest rate of outstanding debt under the Credit facility was 6.63% and 4.79 % at March 31, 2006 and 2005, respectively.
As further amended on April 24, 2006, RHDI’s Credit Facility bears interest, at our option, at either:
•	The higher of (i) a base rate as determined by the Administrative Agent, Deutsche Bank Trust Company Americas, plus a 0.25% margin on the Revolver and Term Loan A-4 and a 0.50% margin on Term Loan D-1 and Term Loan D-2; and (ii) the Federal Funds Effective Rate (as defined) plus 0.50%, plus a 0.25% margin on the Revolver and Term Loan A-4 and a 0.50% margin on Term Loan D-1 and Term Loan D-2; or

•	LIBOR rate plus a 1.25% margin on the Revolver and Term Loan A-4 and a 1.50% margin on Term Loan D-1 and Term Loan D-2. We may elect interest periods of 1, 2, 3 or 6 months (or 9 or 12 months if, at the time of the borrowing, all lenders agree to make such term available), for LIBOR borrowings.
Dex Media East
As of March 31, 2006, the Dex Media East credit facility consisted of revolving loan commitments (“Dex Media East Revolver”) and term loan commitments. The Dex Media East Revolver consists of a total principal amount of $100.0 million, which is available for general corporate purposes, subject to certain conditions. The Dex Media East term loans consist of a tranche A term loan with an initial total principal amount of $690.0 million and a tranche B term loan with an initial total principal amount of $700.0 million. As of March 31, 2006, the principal amounts owing under the tranche A and tranche B term loans were approximately $299.7 million and $429.0 million, respectively, and $60.0 million was outstanding under the Dex Media East Revolver. The tranche A and tranche B term loans were available only to fund a portion of the Dex Media East Acquisition and a portion of the Dex Media West Acquisition. The Dex Media East Revolver and tranche A term loan will mature in November 2008, and the tranche B term loan will mature in May 2009.
As further amended on April 24, 2006, the Dex Media East credit facility bears interest, at our option, at either:
•	The higher of (i) the base rate determined by the Administrative Agent, JP Morgan Chase Bank, N.A., plus a 0.25% margin on the Revolver and Term Loan A and a 0.50% margin on Term Loan B; and (ii) the Federal Funds Effective Rate (as defined) plus 0.50%, plus a 0.25% margin on the Revolver and Term Loan A and a 0.50% margin on Term Loan B; or

•	LIBOR rate plus a 1.25% margin on the Revolver and Term Loan A and a 1.50% margin on Term Loan B. We may elect interest periods of 1, 2, 3, or 6 months (or 9 or 12 months if, at the time of the borrowing, all lenders agree to make such term available), for LIBOR borrowings.

Dex Media West
As of March 31, 2006, the Dex Media West credit facility, as amended and restated in connection with the Dex Media Merger, consists of revolving loan commitments (“Dex Media West Revolver”) and term loan commitments. The Dex Media West Revolver consists of a total principal amount of $100.0 million, which is available for general corporate purposes, subject to certain conditions. The Dex Media West term loans consist of a tranche A term loan in a total principal amount of $960.0 million, a tranche B term loan in a total principal amount of $1,200.0 million, and a tranche B-1 term loan in a total principal amount of $503.0 million. As of March 31, 2006, the principal amounts owing under the tranche A, tranche B, and tranche B-1 term loans were approximately $324.1 million, $834.3 million, and $439.5 million, respectively, and $81.0 million was outstanding under the Dex Media West Revolver. The tranche A and tranche B term loan commitments were available only to fund a portion of the Dex West Acquisition, and the tranche B-1 was utilized to redeem Dex Media West’s notes put to Dex Media West in connection with a change of control offer and to fund a portion of the cash consideration to be paid to Dex Media’s stockholders in connection with the Dex Media Merger.
As further amended on April 24, 2006, the Dex Media West credit facility bears interest, at our option, at either:
•	The higher of (i) the base rate determined by the Administrative Agent, JP Morgan Chase Bank, N.A., plus a 0.25% margin on the Revolver and Term Loan A and a 0.50% margin on Term Loan B-1 and Term Loan B-2; and (ii) the Federal Funds Effective Rate (as defined) plus 0.50%, plus a 0.25% margin on the Revolver and Term Loan A and a 0.50% margin on Term Loan B-1 and Term Loan B-2; or

•	LIBOR rate plus a 1.25% margin on the Revolver and Term Loan A and a 1.50% margin on Term Loan B-1 and Term Loan B-2. We may elect interest periods of 1, 2, 3, or 6 months (or 9 or 12 months if, at the time of the borrowing, all lenders agree to make such term available), for LIBOR borrowings.
The Company’s credit facilities and the indentures covering the notes contain usual and customary affirmative and negative covenants that, among other things, place limitations on our ability to (i) incur additional indebtedness; (ii) pay dividends and repurchase our capital stock; (iii) enter into mergers, consolidations, acquisitions, asset dispositions and sale-leaseback transactions; (iv) make capital expenditures; (v) issue capital stock of our subsidiaries; (vi) engage in transactions with our affiliates; and (vii) make investments, loans and advances. The Company’s credit facilities also contain financial covenants relating to maximum consolidated leverage, minimum interest coverage and maximum senior secured leverage as defined therein. Substantially all of RHDI’s and its subsidiaries’ assets, including the capital stock of RHDI and its subsidiaries, are pledged to collateralize our obligation under the RHDI Credit Facility. Substantially all of the assets of Dex Media East and Dex Media West and their subsidiaries, including their capital stock, are pledged to collateralize the obligations under their respective credit facilities.
Notes and Preferred Stock
RHD
On January 14, 2005, RHD issued $300 million of 6.875% Senior Notes due January 15, 2013 (“Holdco Notes”), the proceeds of which were used to redeem 100,303 shares of the then outstanding Preferred Stock from the GS Funds, pay transaction costs and repay debt associated with RHDI’s Credit Facility.
On January 27, 2006, in order to fund the cash portion of the Dex Media Merger purchase price, we issued $660 million aggregate principal amount at maturity ($600.5 million gross proceeds) of 6.875% Series A-2 Senior Discount Notes due January 15, 2013 and $1,210 million principal amount of 8.875% Series A-3 Senior Notes due January 15, 2016. Interest is payable semi-annually on the Series A-2 Senior Discount Notes and the Series A-3 Senior Notes. Also on January 27, 2006, we issued $365 million aggregate principal amount at maturity ($332.1 million gross proceeds) of 6.875% Series A-1 Senior Discount Notes due January 15, 2013 to fund the GS Repurchase. Interest is payable semi-annually commencing July 15, 2006. All of these notes are unsecured obligations of RHD, senior in right of payment to all future senior subordinated and subordinated indebtedness of RHD and structurally subordinated to all indebtedness of our subsidiaries. In connection with the issuance of these notes, we entered into a registration rights agreement, whereby we agreed, among other things to (i) file an exchange offer registration statement with the SEC with respect to these notes within 120 days after January 27, 2006, (ii) use reasonable efforts to have such exchange offer registration statement declared effective by the SEC within 180 days after January 27, 2006 and (iii) subject to certain limitations, consummate the exchange offer to which this exchange offer registration statement relates within 210 days after January 27, 2006.
RHDI
In connection with the SPA Acquisition, RHDI issued $325 million 8.875% Senior Notes due 2010 and $600 million 10.875% Senior Subordinated Notes due 2012 . These notes are unsecured obligations of RHDI and interest is paid on these notes semi-annually on June 15th and December 15th. On December 20, 2005, we repurchased through a tender offer and exit consent solicitation $317.1 million of the Senior Notes. We are considering, among other alternatives, redemption of the remaining $7.9 million Senior Notes in 2006. Proceeds from the RHDI Credit Facility’s $350 million Term Loan D-1 were used to fund the partial repurchase, a call premium of $25.3 million and pay transaction costs.
Dex Media, Inc.
Dex Media, Inc. has issued $500 million aggregate principal amount of 8% senior notes due 2013. Interest is payable on May 15th and November 15th of each year.
Dex Media, Inc. has issued $750 million aggregate principal amount of 9% senior discount notes due 2013, under two indentures. The 9% senior discount notes were issued at an original issue discount with interest accruing at 9%, per annum, compounded semi-annually. Interest accrues in the form of increased accreted value until November 15, 2008, at which time the accreted value will be equal to the full principal amount at maturity. After November 15, 2008, the 9% senior discount notes bear cash interest at 9% per annum, payable semi-annually on May 15th and November 15th of each year.
Dex Media East
Dex Media East issued $450 million aggregate principal amount of 9.875% senior notes due 2009. Interest is payable on May 15th and November 15th of each year.
Dex Media East issued $525 million aggregate principal amount of 12.125% senior subordinated notes due 2012. Interest is payable on May 15th and November 15th of each year.
Dex Media West
Dex Media West issued $385 million aggregate principal amount of 8.5% senior notes due 2010. Interest is payable on February 15th and August 15th of each year.
Dex Media West issued $300 million aggregate principal amount of 5.875% senior notes due 2011. Interest is payable on May 15th and November 15th of each year.
Dex Media West issued $780 million aggregate principal amount of 9.875% senior subordinated notes due 2013. Interest is payable on February 15th and August 15th of each year.

The sources and uses of funds in connection with the Dex Media Merger and the GS Repurchase are summarized as follows:

Sources:	(Dollars in thousands)

New RHD Series A-1 Senior Discount Notes due 2013	$332,081
New RHD Series A-2 Senior Discount Notes due 2013	600,475
New RHD Series A-3 Senior Notes due 2016	1,210,000
Amended Dex Media West credit facility	444,193
Short-term interest income on Series A-2 Senior Discount Notes and Series A-3 Senior Notes (1)	836
Cash from balance sheet(2)	21,539

Total sources	$2,609,124

Uses:
Cash portion of the Dex Media Merger consideration	$1,861,111
GS Repurchase	336,123
Refinance Dex Media West 5.875% Senior notes due November 2011	291,835
Fees and expenses(3)	120,055

Total uses	$2,609,124

(1)	Represents short-term interest income from the proceeds of the Series A-2 Senior Discount Notes and Series A-3 Senior Notes from January 27, 2006 (the issuance date of the notes) through January 31, 2006 (the closing of the Dex Media Merger).

(2)	After giving effect to (1) the Dex Media Merger and related financings and (2) the GS Repurchase and related financings, $21.5 million was paid from cash on hand.

(3)	Includes fees and expenses relating to (1) the Dex Media Merger and related financings and (2) the GS Repurchase and related financings.
Following the Dex Media Merger, Dex Media is a wholly owned subsidiary of RHD. Our primary source of liquidity will continue to be cash flow generated from operations as well as available borrowing capacity under our and the Dex Media East Revolver and the Dex Media West Revolver. We expect that our primary liquidity requirements will be to fund operations and for debt service on our indebtedness, including Dex Media’s and its subsidiaries’ indebtedness. Our ability to meet our debt service requirements will be dependent on our ability to generate sufficient cash from operations and make additional borrowings under the combined company’s credit facilities. Our primary sources of cash flow will consist mainly of cash receipts from the sale of advertising in our yellow pages directories and can be impacted by, among other factors, general economic conditions, competition from other yellow pages directory publishers and other alternative products, consumer confidence and the level of demand for yellow pages advertising. We believe that cash flows from operations, along with borrowing capacity under our and Dex Media’s revolvers, will be adequate to fund our operations and capital expenditures and to meet our debt service requirements for at least the next 12 to 24 months. However, we make no assurances that our business will generate sufficient cash flow from operations or that sufficient borrowing will be available under our and Dex Media’s revolvers or Term Loan C to enable us to fund our operations, capital expenditures and meet all debt service requirements, pursue all of our strategic initiatives, or for other purposes.

As a result of the Dex Media Merger and in accordance with SFAS No. 141, Business Combinations (“SFAS No. 141”), we are required to record Dex Media’s consolidated outstanding debt at its fair value. The following table illustrates the book value and fair value of Dex Media’s consolidated outstanding debt as of January 31, 2006:

	Book Value at	Fair Value at	Fair Value
	January 31, 2006	January 31, 2006	Adjustment

Dex Media Credit Facilities	$1,950.1	$1,950.1	$—
Dex Media, Inc. 8% Senior Notes	500.0	515.0	15.0
Dex Media, Inc. 9% Senior Discount Notes	598.8	616.0	17.2
Dex Media East 9.875% Senior Notes	450.0	484.3	34.3
Dex Media East 12.125% Senior Subordinated Notes	341.3	395.9	54.6
Dex Media West 8.5% Senior Notes	385.0	407.1	22.1
Dex Media West 5.875% Senior Notes	300.0	300.1	0.1
Dex Media West 9.875% Senior Subordinated Notes	761.8	840.8	79.0

Total consolidated outstanding debt at January 31, 2006	$5,287.0	$5,509.3	$222.3

As of March 31, 2006, the unamortized fair value adjustment due to purchase accounting was $216.2 million, which does not impact future scheduled interest or principal payments.
Primarily as a result of our business combinations and Preferred Stock repurchase transactions we have a significant amount of debt service. Aggregate outstanding debt as of March 31, 2006 was $10,884.0 million. The completion of the Dex Media Merger triggered change of control offers on all of Dex Media’s and its subsidiaries outstanding notes, requiring us to make offers to repurchase the notes. As of March 31, 2006, $291.3 million of the 5.875% Dex Media West Senior Notes and $0.3 million of the 9.875% Dex Media East Senior Notes, $0.2 million of the 9.875% Dex Media West Senior Subordinated Notes and $0.1 million of the 9% Dex Media, Inc. Senior Discount Notes were tendered in the applicable change of control offer and repurchased by us.
During the three months ended March 31, 2006, we made scheduled principal payments of $77.0 million and prepaid an additional $50.0 million in principal under the RHDI, Dex Media East and Dex Media West credit facilities. Additionally, we made revolver payments of $44.7 million offset by revolver borrowings of $168.7 million under the RHDI, Dex Media East and Dex Media West credit facilities.
Cash flow provided by operating activities was $196.0 million for the three months ended March 31, 2006. Key contributors to operating cash flow include the following:
•	$71.7 million in net loss.

•	$59.3 million of net non-cash charges primarily consisting of $62.7 million of depreciation and amortization, $8.5 million in bad debt provision, $16.5 million of stock-based compensation expense and $15.6 million in other non-cash charges, offset by $44.0 million in deferred taxes.

•	$214.7 million net source of cash from a $319.6 million increase in deferred directory revenue, offset by an increase in accounts receivable of $104.9 million. The change in deferred revenue and accounts receivable are analyzed together given the fact that when a directory is published, the annual billing value of that directory is initially deferred and unbilled accounts receivable are established. Each month thereafter, a proportionate share of the billing value (typically one twelfth) is recognized as revenue and billed to customers. Additionally, under purchase accounting rules, deferred revenue was not recorded on directories that were published prior to the Dex Media Merger, however we retained all the rights associated with the collection of amounts due under the advertising contracts executed prior to the merger.

•	$16.2 million net use of cash from an increase in other assets, consisting of a $16.8 million increase in prepaid expenses and a $3.9 million increase in other current and non-current assets, offset by a $4.5 million decrease in deferred directory costs.

•	$1.2 million net source of cash from a decrease in accounts payable and accrued liabilities, primarily reflecting a $35.5 million decrease in accrued liabilities, offset by a $27.7 million increase in accrued interest payable on outstanding debt and a $9.0 million increase in trade accounts payable.

•	$8.7 million net source of cash from an increase in other non-current liabilities.
Cash used by investing activities for the three months ended March 31, 2006 was $1,899.1 million and includes the following:
•	$10.4 million used to purchase fixed assets, primarily computer equipment, software and leasehold improvements.

•	$1,888.7 million in cash payments in connection with the Dex Media Merger including merger fees net of cash received from Dex Media.
Cash provided by financing activities for the three months ended March 31, 2006 was $1,894.6 million and includes the following:
•	$2,517.4 million in net borrowings, consisting of $2,142.5 million related to the Series A-2 Senior Discount Notes and Series A-3 Senior Notes, which were used to fund the cash portion of the Dex Media Merger and Series A-1 Senior Discount Notes, which were used to fund the GS Repurchase. Net borrowings also consist of $444.2 million of the Dex Media West tranche B-1 term loan, $150.0 million of which was used to fund the cash portion of the Dex Media Merger and $294.2 million of which was used to fund the purchase of the 5.875% Dex Media West Senior Notes, 9.875% Dex Media West Senior Subordinated Notes and 9% Dex Media, Inc. Senior Discount Notes in conjunction with change of control offers. These borrowings were net of financing costs of $69.3 million.

•	$463.6 million in principal payments on debt borrowed under the Credit Facilities. Of this amount, $77.0 million represents scheduled principal payments, $50.0 million represents principal payments made on an accelerated basis, at our option, from excess cash flow generated from operations, $291.9 represents Dex Media senior notes put back to the Company for repurchase and $44.7 million represents principal payments on the Revolver.

•	$336.1 million used to repurchase the remaining 100,301 shares of our Preferred Stock in January 2006.

•	$168.7 million source in borrowings under the revolvers.

•	$14.1 million in proceeds from the exercise of employee stock options.

•	$5.9 million used in the decreased balance of checks not yet presented for payment.
Cash flows provided by operating activities was $112.8 million for the three months ended March 31, 2005. Key contributors to operating cash flow include the following:
•	$62.8 million consisting of $7.7 million in net income plus $55.1 million of net non-cash charges consisting of $21.7 million of depreciation and amortization, $6.8 million in bad debt provision, $21.8 million in deferred taxes and $4.8 million in other non-cash charges.

•	$45.2 million net source of cash from a $50.7 million increase in deferred directory revenue less an increase in accounts receivable of $5.5 million. We analyze the change in deferred revenue and accounts receivable together because when a directory is published, the annual billing value of that directory is initially deferred and unbilled accounts receivable are established. Each month thereafter, typically one-twelfth of the billing value is recognized as revenue and billed to customers. In connection with the AT&T Directory Acquisition, while we did not record the deferred revenue for directories published prior to the acquisition due to purchase accounting, we did acquire the associated unbilled receivables and the rights to bill and collect these receivables, which totaled approximately $207.3 million.

•	$10.4 million net source of cash from an increase in accounts payable and accrued liabilities, reflecting a $29.6 million increase in accrued interest payable on outstanding notes due semi-annually on June 15 and December 15, partially offset by a decease of accrued bonuses and other accrued liabilities of $19.2 million.

•	$13.1 million net use of cash from a $19.7 decrease in deferred taxes and a $6.1 million increase in other non-current liabilities reflecting a $5.2 million increase in the restructuring reserve relating to the AT&T Directory Business.
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

Contractual Obligations
The contractual obligations table presented below sets forth our annual commitments as of March 31, 2006 for principal and interest payments on our debt, as well as other cash obligations for the next five years and thereafter. The debt repayments as presented in this table include only the scheduled principal payments under our current debt agreements and do not include any anticipated prepayments.

	Payment Due by Period
(amounts in millions)
		Less than	1-3	4-5	After 5
Contractual Obligations	Total	1 Year	Years	Years	Years

Long-Term Debt (1)	$10,899.4	$460.5	$996.5	$3,632.9	$5,809.5
Interest on Long-Term Debt(2).	4,972.0	728.9	1,493.9	1,323.3	1,425.9
Operating Leases (3).	93.4	18.6	36.2	20.3	18.3
Unconditional Purchase Obligations (4)	195.4	71.8	97.0	26.6	—
Other Long-Term Liabilities (5)	83.4	6.2	13.4	13.1	50.7

Total Contractual Obligations	$16,243.6	$1,286.0	$2,637.0	$5,016.2	$7,304.4

(1)	Included in long-term debt are amounts owed under RHDI’s Credit Facility and Dex Media East and Dex Media West’s Credit Facilities and RHD and its subsidiaries’ Notes. Refer to Note 5, “Long-Term Debt,” for a detailed description of RHD’s long-term debt.

(2)	Interest on debt represents cash interest payment obligations assuming all indebtedness at March 31, 2006 will be paid in accordance with its contractual maturity and assumes interest rates on variable interest debt as of March 31, 2006 will remain unchanged in future periods.

(3)	We enter into operating leases in the normal course of business. Substantially all lease agreements have fixed payment terms based on the passage of time. Some lease agreements provide us with renewal or early termination options. Our future operating lease obligations would change if we exercised these renewal or early termination options and if we entered into additional operating lease agreements. The amounts in the table assume we do not exercise any such renewal or early termination options or enter into any additional lease agreements.

(4)	We have unconditional purchase obligations with three vendors regarding the purchase of paper that expire at various times through December 31, 2006. Our purchase obligations of $25.9 million for the remainder of 2006 are based on annual minimum quantities at pre-established pricing. Amounts in the table above reflect such pricing and minimum quantities under this contract. Should the market price of the paper drop below the pre-established pricing, our vendor is obligated to negotiate with us a lower paper price. Any quantities used above the contractual minimums would increase our payment obligations. We have no contractual obligations beyond 2006. In connection with our software system modernization and on-going support services related to the Amdocs software system, we are obligated to pay Amdocs approximately $36.4 million over the periods 2006 through 2009. In connection with the AT&T Directory Acquisition, we entered into an Internet Yellow Pages reseller agreement whereby we are obligated to pay to AT&T $15.4 million over the 5-year term of the agreement with approximately $14.0 million remaining under the agreement. In addition, unconditional purchase obligations include obligations acquired as a result of the Dex Media Merger. These purchase obligations include amounts contractually owed by Dex Media for on-going support services related to the Amdocs software system that was completed in 2004, as well as certain information technology, communications and billing and collection services provided by Qwest.

(5)	We have defined benefit plans covering substantially all employees. Our funding policy is to contribute an amount at least equal to the minimum legal funding requirement. No contributions were required for the three months ended March 31, 2006. Based on past performance and the uncertainty of the dollar amounts to be paid, if any, we have excluded such amounts from the above table. We have an unfunded postretirement plan that provides certain healthcare and life insurance benefits to certain full-time employees who reach retirement age while working for the Company. Those expected future benefit payments, including administrative expenses, net of employee contributions, are included in the table above. We expect to make contributions of approximately $0.1 million and $0.9 million to our nonqualified retirement plan and postretirement plan, respectively, in 2006.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk and Risk Management
The RHDI Credit Facility and the Dex Media West and Dex Media East credit facilities bear interest at variable rates and, accordingly, our earnings and cash flow are affected by changes in interest rates. The RHDI Credit Facility requires that we maintain hedge agreements to provide either a fixed interest rate or interest rate protection on at least 50% of our total outstanding debt. The Dex Media East and Dex Media West credit facilities require that we maintain hedge agreements to provide a fixed rate on at least 33% of their respective indebtedness. The Company has entered into the following interest rate swaps that effectively convert variable rate debt to fixed rate debt as of March 31, 2006. Under the terms of the agreements, the Company receives variable interest based on three-month LIBOR and pays a fixed rate of interest.

Effective Dates	Notional Amounts		Pay rates	Maturity Dates

(amounts in millions)
April 1, 2003	$255	(3)	2.850%	March 31, 2007
May 8, 2003	125	(2), (5)	3.638—4.085%	November 8, 2007—May 8, 2008
June 21, 2004	50	(1)	3.230%	June 21, 2006
June 23, 2004	50	(1)	3.170%	June 23, 2006
June 28, 2004	50	(1)	3.110%	June 28, 2006
July 2, 2004	50	(1)	3.200%	July 3, 2006
September 7, 2004	200	(3)	3.490%—3.750%	September 8, 2008—September 7, 2009
September 15, 2004	250	(4)	3.200%—3.910%	September 15, 2007—September 15, 2009
September 17, 2004	150	(3)	3.210%—3.740%	September 17, 2007—September 17, 2009
September 23, 2004	150	(3)	3.160%—3.438%	September 24, 2007—September 24, 2008
October 20, 2004	300	(4), (6)	3.31%—3.40%	October 20, 2006—October 26, 2006
December 14, 2005	150	(3)	4.74%—4.752%	June 20, 2008—December 22, 2008
December 15, 2005	150	(3)	4.7475%	December 20, 2007
February 14, 2006	350	(4)	4.925%—4.9435%	February 14, 2008—February 17, 2009
February 28, 2006	50	(1)	4.93275%	February 28, 2008
March 10, 2006	150	(2)	5.01%	March 10, 2008

Total	$2,480

(1)	Consists of one swap

(2)	Consists of two swaps

(3)	Consists of three swaps

(4)	Consists of four swaps

(5)	Denotes swaps entered into by Dex Media East and acquired by RHD as a result of the Dex Media Merger. Swaps have not been designated as cash flow hedges.

(6)	Denotes swaps entered into by Dex Media West and acquired by RHD as a result of the Dex Media Merger. Swaps have not been designated as cash flow hedges.

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
Market Risk Sensitive Instruments
The Company utilizes a combination of fixed-rate and variable-rate debt to finance its operations. The variable-rate debt exposes the Company to variability in interest payments due to changes in interest rates. Management believes that it is prudent to mitigate the interest rate risk on a portion of its variable-rate borrowings. To meet this objective, the Company has entered into fixed interest rate swap agreements to manage fluctuations in cash flows resulting from changes in interest rates on variable-rate debt. Certain interest rate swap agreements have been designated as cash flow hedges. In accordance with the provisions of SFAS 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS 137 and SFAS 138, the swaps are recorded at fair value. On a quarterly basis, the fair values of the swaps are determined based on quoted market prices and, assuming effectiveness, the differences between the fair value and the book value of the swaps are recognized in other comprehensive income, a component of shareholders’ equity. Any ineffectiveness of the swaps is required to be recognized in earnings. The swaps and the hedged item (three-month LIBOR-based interest payments on $2,055 million of bank debt) have been designed so that the critical terms (interest reset dates, duration and index) coincide. Assuming the critical terms continue to coincide, the cash flows from the swaps will exactly offset the cash flows of the hedged item and no ineffectiveness will exist.
For derivative instruments that are not designated or do not qualify as hedged transactions, the initial fair value, if any, and any subsequent gains or losses on the change in the fair value are reported in earnings as a component of interest expense. Interest rate swaps acquired as a result of the Dex Media Merger with a notional amount of $425 million have not been designated as cash flow hedges. Resulting gains or losses on the change in the fair value of these interest rate swaps have been recognized in earnings as a component of interest expense.
Item 4. Controls and Procedures
(a)	Evaluation of Disclosure Controls and Procedures. Based on their evaluation, as of the end of the period covered by this Quarterly Report on Form 10-Q, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) the principal executive officer and principal financial officer of the Company have each concluded that such disclosure controls and procedures are effective and sufficient to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission’s rules and forms and that, including without limitation, ensuring information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

(b)	Changes in Internal Control Over Financial Reporting. There have been changes in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management believes the Dex Media Merger represented a material change in internal control over financial reporting since management’s last assessment of the Company’s internal control over financial reporting. The Company and the acquired business presently utilize separate information and accounting systems and review and approval processes. In addition, the Company implemented internal control over financial reporting to include consolidation of Dex Media.

The Company has implemented internal controls over financial reporting specific to accounting for stock-based compensation under SFAS 123 (R). The quarter ended March 31, 2006 is the first quarter in which the Company adopted and accounted for stock-based compensation under the revised rules.

There were no other changes in our internal control over financial reporting made during our most recent fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
We are involved in various legal proceedings arising in the ordinary course of our business, as well as certain litigation and tax matters. In many of these matters, plaintiffs allege that they have suffered damages from errors or omissions of improper listings contained in directories published by us. We periodically assess our liabilities and contingencies in connection with these matters based upon the latest information available to us. For those matters where it is probable that we have incurred a loss and the loss or range of loss can be reasonably estimated, we record reserves in our consolidated financial statements. In other instances, we are unable to make a reasonable estimate of any liability because of the uncertainties related to both the probable outcome and amount or range of loss. As additional information becomes available, we adjust our assessment and estimates of such liabilities accordingly.
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
Based on our review of the latest information available, we believe our ultimate liability in connection with pending or threatened legal proceedings will not have a material adverse effect on our results of operations, cash flows or financial position. No material amounts have been accrued in our financial statements with respect to any of such matters.
During the three months ended March 31, 2006, there were no material changes to the information set forth in the 2005 10-K regarding the Legacy Tax Matter (as defined in the 2005 10-K).
Item 4. Submission of Matters to a Vote of Security Holders
On January 26, 2006, a special meeting of RHD’s stockholders (the “Meeting”) was held in Cary, North Carolina to approve the Merger Agreement and the transactions contemplated by the Merger Agreement, including the issuance of shares of RHD common stock in the Dex Media Merger.
At the Meeting, RHD’s stockholders approved the Dex Media Merger Agreement and the transactions contemplated by the Dex Media Merger Agreement, including the issuance of shares of RHD common stock in the Dex Media Merger, as follows.

			Abstentions and
	Votes For	Votes Against	Broker Non-Votes

Proposal to approve the Merger Agreement and the transactions contemplated by the Merger Agreement, including the issuance of RHD common stock in the Dex Media Merger	30,560,073	93,926	136,040

Item 5. Other Information
The Company’s 2006 Annual Meeting of Stockholders will be held on Thursday, June 1, 2006, at 10:00 a.m. local time, at the Embassy Suites Hotel, 210 Harrison Oaks Boulevard, Cary, North Carolina 27513. Proposals of the Company’s stockholders intended to be presented at the Company’s 2007 Annual Meeting of Stockholders must be received by the Company no later than December 26, 2006 to be included in the Company’s proxy statement and form of proxy relating to the 2007 Annual Meeting. Any stockholder intending to propose any matter at the 2007 Annual Meeting but not intending for the Company to include the matter in its proxy statement and proxy related to the 2007 Annual Meeting must notify the Company by March 11, 2007 of such intention. If the Company does not receive such notice by that date, the notice will be considered untimely.

Item 6. Exhibits
     (a) Exhibits:

Exhibit No.	Document

2.1#	Stock Purchase Agreement, dated as of September 21, 2002, by and among the Company, Sprint Corporation and Centel Directories LLC (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 1, 2002, Commission File No. 001-07155)

2.2	Supplemental Agreement to Stock Purchase Agreement, dated as of December 31, 2002, by and among the Company, Sprint Corporation and Centel Directories LLC (incorporated by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 17, 2003, Commission File No. 001-07155)

2.3#	Preferred Stock and Warrant Purchase Agreement, dated as of September 21, 2002, among the Company and investment partnerships affiliated with The Goldman Sachs Group, Inc. (incorporated by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 1, 2002, Commission File No. 001-07155). This Agreement is no longer in effect.

2.4#	Purchase Agreement, dated as of July 28, 2004, by and among the Company, Ameritech Corporation and Ameritech Publishing, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 2, 2004, Commission File No. 001-07155)

2.5	Amendment No. 1 to the Purchase Agreement, dated as of September 1, 2004, by and among the Company, Ameritech Corporation and Ameritech Publishing, Inc. (incorporated by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 3, 2004, Commission File No. 001-07155)

2.6#	Agreement and Plan of Merger, dated as of October 3, 2005, among the Company, Dex Media, Inc. and Forward Acquisition Corp. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 6, 2005, Commission File No. 001-07155)

2.7	Purchase Agreement, dated as of August 19, 2002, by and between Qwest Dex, Inc., Qwest Services Corporation, and Qwest Communications International Inc., on the one hand, and Dex Holdings LLC, on the other hand (incorporated by reference to Exhibit 2.1 to Dex Media, Inc.’s Registration Statement on Form S-4 filed with the Securities and Exchange Commission on April 14, 2004, Commission File No. 333-114472)

2.8	Amendment No. 1, dated September 9, 2003, to Purchase Agreement, dated as of August 19, 2002, by and between Qwest Dex, Inc., Qwest Services Corporation, and Qwest Communications International Inc., on the one hand, and Dex Holdings LLC, on the other hand (incorporated by reference to Exhibit 2.2 to Dex Media, Inc.’s Registration Statement on Form S-4 filed with the Securities and Exchange Commission on April 14, 2004, Commission File No. 333-114472)]

3.1	Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q for the three months ended March 31, 1999, filed with the Securities and Exchange Commission on May 14, 1999 Commission File No. 001-07155)

Exhibit No.	Document

3.2	Third Amended and Restated By-laws of the Company (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 21, 2006, Commission File No. 001-07155)

3.3	Certificate of Designations of Convertible Cumulative Preferred Stock of R.H. Donnelley Corporation (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 17, 2003, Commission File No. 001-07155.

3.4*	Certificate of Elimination of Convertible Cumulative Preferred Stock of R.H. Donnelley Corporation.

4.1	Rights Agreement, dated as of October 27, 1998, between the Company and First Chicago Trust Company (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form 8-A, filed with the Securities and Exchange Commission on November 5, 1998, Commission File No. 001-07155)

4.2	Amendment No. 1 to Rights Agreement, dated as of February 26, 2001, by and among the Company, First Chicago Trust Company of New York (as initial Rights Agent) and The Bank of New York (as successor Rights Agent) (incorporated by reference to Exhibit 4.5 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, filed with the Securities and Exchange Commission on March 28, 2001, Commission File No. 001-07155)

4.3	Amendment No. 2 to Rights Agreement, dated as of September 21, 2002, between the Company and The Bank of New York, as successor Rights Agent (incorporated by reference to Exhibit 4.1 to Amendment No. 1 to the Registration Statement on Form 8-A, filed with the Securities and Exchange Commission on October 1, 2002, Commission File No. 001-07155)

4.4	Amendment No. 3, dated as of October 3, 2005, to the Rights Agreement, dated as of October 27, 1998, as amended, between the Company and The Bank of New York, as successor rights agent (incorporated by reference to Exhibit 4.1 to Amendment No. 2 to the Company’s Registration Statement on Form 8-A, filed with the Securities and Exchange Commission on October 6, 2005, Commission File No. 001-7155)

4.5*	Form of Warrant Agreement, dated as of November 25, 2002, between the Company and investment partnerships affiliated with The Goldman Sachs Group, Inc.

4.6*	Form of Warrant Agreement, dated January 3, 2003, between the Company and investment partnerships affiliated with The Goldman Sachs Group, Inc.

4.7	Registration Rights Agreement, dated as of November 25, 2002, among the Company and investment partnerships affiliated with The Goldman Sachs Group, Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 3, 2002, Commission File No. 001-07155). This Agreement is no longer in effect.

4.8	Indenture, dated as of December 3, 2002, between R.H. Donnelley Inc. (as successor to R.H. Donnelley Finance Corporation I), as Issuer, and The Bank of New York, as Trustee, with respect to the 8.875% Senior Notes due 2010 (incorporated by reference to Exhibit 4.13 to the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 20, 2003, Commission File No. 001-07155)

Exhibit No.	Document

4.9	Form of 8.875% Senior Notes due 2010 (included in Exhibit 4.8)

4.10	Supplemental Indenture, dated as of January 3, 2003, among R.H. Donnelley Inc., as Issuer, the Company and the other guarantors signatory thereto, as Guarantors, and The Bank of New York, as Trustee, with respect to the 8.875% Senior Notes due 2010 of R.H. Donnelley, Inc. (incorporated by reference to Exhibit 4.14 to the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 20, 2003, Commission File No. 001-07155)

4.11	Second Supplemental Indenture, dated as of September 1, 2004, by and among R.H. Donnelley Inc., the guarantors party thereto and The Bank of New York, as Trustee, with respect to the 8.875% Senior Notes due 2010 of R.H. Donnelley Inc. (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 3, 2004, Commission File No. 001-07155)

4.12	Third Supplemental Indenture, dated as of December 6, 2005, by and among R.H. Donnelley Inc., as Issuer, the Company and the subsidiary guarantors named therein, as Guarantors, and The Bank of New York, as Trustee, with respect to the 8.875% Senior Notes due 2010 of R.H. Donnelley, Inc. (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 20, 2005, Commission File No. 001-07155)

4.13	Guarantees relating to the 8.875% Senior Notes due 2010 (incorporated by reference to Exhibit 4.16 to the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 20, 2003, Commission File No. 001-07155)

4.14	Senior Guarantees relating to Second Supplemental Indenture to the Indenture governing the 8.875% Senior Notes due 2010 (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 3, 2004, Commission File No. 001-07155)

4.15	Indenture, dated as of December 3, 2002, between R.H. Donnelley Inc. (as successor to R.H. Donnelley Finance Corporation I), as Issuer, and The Bank of New York, as Trustee, with respect to the 10.875% Senior Subordinated Notes due 2012 (incorporated by reference to Exhibit 4.17 to the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 20, 2003, Commission File No. 001-07155)

4.16	Form of 10.875% Senior Subordinated Notes due 2012 (included in Exhibit 4.15)

4.17	Supplemental Indenture, dated as of January 3, 2003, among R.H. Donnelley Inc., as Issuer, the Company and the other guarantors signatory thereto, as Guarantors, and The Bank of New York, as Trustee, with respect to the 10.875% Senior Subordinated Notes due 2012 (incorporated by reference to Exhibit 4.18 to the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 20, 2003, Commission File No. 001-07155)

4.18	Second Supplemental Indenture, dated as of January 9, 2004, among R.H. Donnelley Inc., as Issuer, the Company and other guarantors signatory thereto, as Guarantors, and The Bank of New York, as Trustee, with respect to the 10.875% Senior Subordinated Notes due 2012 (incorporated by reference to Exhibit 4.21 to the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 12, 2004, Commission File No. 001-07155)

Exhibit No.	Document

4.19	Third Supplemental Indenture, dated as of September 1, 2004, by and among R.H. Donnelley Inc., and the guarantors party thereto, as Guarantors, and The Bank of New York, as Trustee, with respect to the 10.875% Senior Subordinated Notes due 2012 of R.H. Donnelley Inc. (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 3, 2004, Commission File No. 001-07155)

4.20	Guarantees relating to the 10.875% Senior Subordinated Notes due 2012 (incorporated by reference to Exhibit 4.20 to the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 20, 2003, Commission File No. 001-07155)

4.21	Senior Subordinated Guarantees relating to the Third Supplemental Indenture to the Indenture governing the 10.875% Notes due 2012 (incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 3, 2004, Commission File No. 001-07155)

4.22	Indenture, dated as of November 10, 2003, between Dex Media, Inc. and U.S. Bank National Association, as Trustee, with respect to the 8% Notes due 2013 (incorporated by reference to Exhibit 4.1 to Dex Media, Inc.’s Registration Statement on Form S-4, filed with the Securities and Exchange Commission on April 14, 2004, Commission File No. 333-114472)

4.23	Form of 8% Notes due 2013 (included in Exhibit 4.22)

4.24	Supplemental Indenture, dated as of January 31, 2006, between U.S. Bank National Association, as Trustee, and Dex Media, Inc. (f/k/a Forward Acquisition Corp.) with respect to Dex Media, Inc.’s 8% Notes due 2013 (incorporated by reference to Exhibit 4.1 to Dex Media, Inc.’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 6, 2006, Commission File No. 333-131626)

4.25	Indenture, dated November 10, 2003, between Dex Media, Inc. and U.S. Bank National Association, as Trustee, with respect to Dex Media, Inc.’s 9% Discount Notes due 2013 (incorporated by reference to Exhibit 4.3 to Dex Media, Inc.’s Registration Statement on Form S-4, filed with the Securities and Exchange Commission on April 14, 2004, Commission File No. 333-114472)

4.26	Form of 9% Discount Notes due 2013 (included in Exhibit 4.25)

4.27	Supplemental Indenture, dated as of January 31, 2006, between U.S. Bank National Association, as Trustee, and Dex Media, Inc. (f/k/a Forward Acquisition Corp.) with respect to Dex Media, Inc.’s 9% Discount Notes due 2013 (incorporated by reference to Exhibit 4.1 to Dex Media, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 6, 2006, Commission File No. 333-131626)

4.28	Indenture, dated February 11, 2004, between Dex Media, Inc. and U.S. Bank National Association, as Trustee with respect to Dex Media, Inc.’s 9% Discount Notes due 2013 (incorporated by reference to Exhibit 4.5 to Dex Media, Inc.’s Registration Statement on Form S-4, filed with the Securities and Exchange Commission on April 14, 2004, Commission File No. 333-114472)

4.29	Form of 9% Discount Notes due 2013 (included in Exhibit 4.28)

Exhibit No.	Document

4.30	Supplemental Indenture, dated as of January 31, 2006, between U.S. Bank National Association, as Trustee, and Dex Media, Inc. (f/k/a Forward Acquisition Corp.) with respect to Dex Media, Inc.’s 9% Discount Notes due 2014 (incorporated by reference to Dex Media, Inc.’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 6, 2006, Commission File No. 333-131626)

4.31	Indenture, dated November 8, 2002, among Dex Media East LLC, Dex Media East Finance Co. and U.S. Bank National Association, as Trustee with respect to Dex Media East LLC’s 9 7/8% Senior Notes due 2009 (incorporated by reference to Exhibit 4.7 to Dex Media, Inc.’s Registration Statement on Form S-4, filed with the Securities and Exchange Commission on April 14, 2004, Commission File No. 333-114472)

4.32	Form of 9 7/8% Senior Notes due 2009 (included in Exhibit 4.31)

4.33	Indenture, dated November 8, 2002, among Dex Media East LLC, Dex Media East Finance Co. and U.S. Bank National Association, as Trustee, with respect to Dex Media East LLC’s 12 1/8% Senior Subordinated Notes due 2012 (incorporated by reference to Exhibit 4.9 to Dex Media, Inc.’s Registration Statement on Form S-4, filed with the Securities and Exchange Commission on April 14, 2004, Commission File No. 333-114472)

4.34	Form of 12 1/8% Senior Subordinated Notes due 2012 (included in Exhibit 4.33)

4.35	Indenture, dated August 29, 2003, among Dex Media West LLC, Dex Media West Finance Co. and U.S. Bank National Association, as Trustee, with respect to Dex Media West LLC’s 8 1/2% Senior Notes due 2010 (incorporated by reference to Exhibit 4.11 to Dex Media, Inc.’s Registration Statement on Form S-4, filed with the Securities and Exchange Commission on April 14, 2004, Commission File No. 333-114472)

4.36	Form of 8 1/2% Senior Notes due 2010 (included in Exhibit 4.35)

4.37	Indenture, dated August 29, 2003, among Dex Media West LLC, Dex Media West Finance Co. and U.S. Bank National Association, as Trustee, with respect to Dex Media West LLC’s 9 7/8% Senior Subordinated Notes due 2013 (incorporated by reference to Exhibit 4.13 to Dex Media, Inc.’s Registration Statement on Form S-4, filed with the Securities and Exchange Commission on April 14, 2004, Commission File No. 333-114472)

4.38	Form of 9 7/8% Senior Subordinated Notes due 2013 (included in Exhibit 4.37)

4.39	Note Registration Rights Agreement, dated November 10, 2003, among Dex Media, Inc. and J.P. Morgan Securities Inc., Banc of America Securities LLC and Lehman Brothers Inc. (incorporated by reference to Exhibit 4.15 to Dex Media, Inc.’s Registration Statement on Form S-4, filed with the Securities and Exchange Commission on April 14, 2004, Commission File No. 333-114472)

4.40	Discount Note Registration Rights Agreement, dated November 10, 2003, among Dex Media, Inc. and J.P. Morgan Securities Inc., Banc of America Securities LLC and Lehman Brothers Inc. (incorporated by reference to Exhibit 4.16 to Dex Media, Inc.’s Registration Statement on Form S-4, filed with the Securities and Exchange Commission on April 14, 2004, Commission File No. 333-114472)

Exhibit No.	Document

4.41	Discount Note Registration Rights Agreement, dated February 11, 2004, among Dex Media, Inc. and J.P. Morgan Securities Inc. and Lehman Brothers Inc. (incorporated by reference to Exhibit 4.17 to Dex Media, Inc.’s Registration Statement on Form S-4, filed with the Securities and Exchange Commission on April 14, 2004, Commission File No. 333-114472)

4.42	Indenture, dated November 24, 2004, among Dex Media West LLC, Dex Media West Finance Co., and U.S. Bank National Association, as Trustee, with respect to Dex Media West LLC’s 5 7/8% Senior Notes due 2011 (incorporated by reference to Exhibit 4.7 to Dex Media West LLC and Dex Media West Finance Co.’s Registration Statement on Form S-4, declared effective by the Securities and Exchange Commission on February 3, 2005, Commission File No. 333-121259

4.43	Form of 5 7/8% Senior Notes due 2011 (included in Exhibit 4.42)

4.44#	Indenture, dated as of January 14, 2005, among the Company and The Bank of New York, as Trustee, with respect to the Company’s 6.78% Senior Notes due 2013 of the Company (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 19, 2005, Commission File No. 001-07155)

4.45	Form of 6 7/8% Senior Notes due 2013 (included in Exhibit 4.44)

4.46	Indenture, dated January 27, 2006, between the Company, as Issuer, and The Bank of New York, as Trustee, with respect to the Company’s 6.875% Series A-1 Senior Discount Notes due 2013 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 2, 2006, Commission File No. 001-07155)

4.47	Form of 6.875% Series A-1 Senior Discount Note due 2013, included in Exhibit 4.46)

4.48	Indenture, dated January 27, 2006, between the Company (as successor to R.H. Donnelly Finance Corporation III), as Issuer, and The Bank of New York, as Trustee, with respect to the Company’s 6.875% Series A-2 Senior Discount Notes due 2013 (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 2, 2006, Commission File No. 001-07155)

4.49	Form of 6.875% Series A-2 Senior Discount Note due 2013 (included in Exhibit 4.48)

4.50	Supplemental Indenture, dated January 31, 2006, by and between the Company and The Bank of New York, as Trustee, with respect to the Company’s 6.875% Series A-2 Senior Discount Notes due 2013 (incorporated by reference to Exhibit 4.5 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 2, 2006, Commission File No. 001-07155)

4.51	Indenture, dated January 27, 2006, between the Company (as successor to R.H. Donnelly Finance Corporation III), as Issuer, and The Bank of New York, as Trustee, with respect to the Company’s 8.875% Series A-3 Senior Notes due 2016 (incorporated by reference to Exhibit 4.6 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 2, 2006, Commission File No. 001-07155)

4.52	Form of 8.875% Series A-3 Senior Note due 2016 (included in Exhibit 4.51)

Exhibit No.	Document

4.53	Supplemental Indenture, dated January 31, 2006, by and between the Company and The Bank of New York, as Trustee, with respect to the Company’s 8.875% Series A-3 Senior Notes due 2016 (incorporated by reference to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 2, 2006, Commission File No. 001-07155)

4.54	Registration Rights Agreement, dated as of January 14, 2005, among the Company and the initial purchasers that are party thereto (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 19, 2005, Commission File No. 001-07155)

4.55	Registration Rights Agreement, dated January 27, 2006, by and between the Company and the initial purchasers identified therein (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 2, 2006, Commission File No. 001-07155)

10.1#	Form of Distribution Agreement between the Company (f/k/a The Dun & Bradstreet Corporation) and The New Dun & Bradstreet Corporation (incorporated by reference to Exhibit 99.2 to the Current Report on Form 8-K of the Company (f/k/a The Dun & Bradstreet Corporation), filed with the Securities and Exchange Commission on September 30, 1998, Commission File No. 001-07155)

10.2#	Form of Tax Allocation Agreement between the Company (f/k/a The Dun & Bradstreet Corporation) and The New Dun & Bradstreet Corporation (incorporated by reference to Exhibit 99.3 to the Current Report on Form 8-K of the Company (f/k/a The Dun & Bradstreet Corporation), filed with the Securities and Exchange Commission on September 30, 1998, Commission File No. 001-07155)

10.3#	Amended and Restated Indemnity and Joint Defense Agreement dated as of July 30, 2004, by and among VNU, N.V., VNU, Inc., ACNielson Corporation, AC Nielson (US), Inc., Nielson Media Research, Inc., the Company, the Dun & Bradstreet Corporation, Moody’s Corporation, and IMS Health Incorporated (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on August 9, 2004, Commission File No. 001-07155)

10.4#	DonTech II Partnership Agreement, effective August 19, 1997, by and between R.H. Donnelley Inc. (f/k/a The Reuben H. Donnelley Corporation) and R.H. Donnelley Publishing and Advertising of Illinois Partnership, as successor to Ameritech Publishing of Illinois, Inc. (incorporated by reference to Exhibit 10.10 to Amendment No. 1 to the Company’s Registration Statement on Form S-4, filed with the Securities and Exchange Commission on August 7, 1998, Registration No. 333-59287)

10.5	Amendment No. 1 to DonTech II Partnership Agreement, dated as of January 28, 2000, between R.H. Donnelley Inc. and R.H. Donnelley Publishing and Advertising of Illinois Partnership, as successor to Ameritech Publishing of Illinois, Inc. (incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 12, 2004, Commission File No. 001-07155)

10.6#	Revenue Participation Agreement, dated as of August 19, 1997, by and between R.H. Donnelley Publishing and Advertising of Illinois Partnership, as successor to APIL Partners Partnership, and R.H. Donnelley APIL, Inc., as assignee of R.H. Donnelley Inc. (f/k/a The Reuben H. Donnelley Corporation) (incorporated by reference to Exhibit 10.11 to Amendment No. 1 to the Company’s Registration Statement on Form S-4, filed with the Securities and Exchange Commission on August 7, 1998, Registration No. 333-59287)

Exhibit No.	Document

10.7#	Master Agreement, executed August 19, 1997, by and among R.H. Donnelley Inc. (f/k/a The Reuben H. Donnelley Corporation), the Company (f/k/a The Dun & Bradstreet Corporation), The Am-Don Partnership a/k/a DonTech, DonTech II, Ameritech Publishing, Inc., Ameritech Publishing of Illinois, Inc., Ameritech Corporation, DonTech I Publishing Company LLC and the APIL Partners Partnership (incorporated by reference to Exhibit 10.12 to Amendment No. 1 to the Company’s Registration Statement on Form S-4, filed with the Securities and Exchange Commission on August 7, 1998, Registration No. 333-59287) This agreement is no longer in effect.

10.8#	Exclusive Sales Agency Agreement, effective August 19, 1997, between R.H. Donnelley Publishing and Advertising of Illinois Partnership, as successor to APIL Partners Partnership, and DonTech II (incorporated by reference to Exhibit 10.13 to Amendment No. 1 to the Company’s Registration Statement on Form S-4, filed with the Securities and Exchange Commission on August 7, 1998, Registration No. 333-59287)

10.9	Agreement for Publishing Services, dated as of January 1, 2002, between Ameritech Publishing Inc. and R.H. Donnelley Inc. (certain portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to an Application for an Order Granting Confidential Treatment) (incorporated by reference to Exhibit 10.13 to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on May 10, 2002, Commission File No. 001-07155) This agreement is no longer in effect

10.10^	Key Employees’ Performance Unit Plan, as amended and restated (incorporated by reference to Exhibit 10.15 to Amendment No. 3 to the Company’s Registration Statement on Form S-4, filed with the Securities and Exchange Commission on September 28, 1998, Registration No. 333-59287)

10.11^	1991 Key Employees’ Stock Option Plan, as amended and restated through April 25, 2000 (incorporated by reference to Exhibit 10.17 to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on November 13, 2000, Commission File No. 001-07155)

10.12^	Amended and Restated 1998 Directors’ Stock Plan (incorporated by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 27, 2000, Commission File No. 001-07155)

10.13^	Pension Benefit Equalization Plan (incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 27, 2002, Commission File No. 001-07155)

10.14^	2001 Stock Award and Incentive Plan (incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 27, 2002, Commission File No. 001-07155)

10.15^	2005 Stock Award and Incentive Plan (incorporated by reference to Exhibit 10.15 to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on August 5, 2005, Commission File No. 001-07155)

10.16^	Form of Non-Qualified Stock Option Agreement under 2005 Plan (incorporated by reference to Exhibit 10.16 to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on August 5, 2005, Commission File No. 001-07155)

Exhibit No.	Document

10.17^	Form of Annual Incentive Program Award under 2005 Plan (incorporated by reference to Exhibit 10.17 to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on August 5, 2005, Commission File No. 001-07155)

10.18^	Form of Performance Unit Program Award (incorporated by reference to Exhibit 99.04 to the Company’s Registration Statement on Form S-8, filed with the Securities and Exchange Commission on July 25, 2001, Registration No. 333-65822)

10.19^*	Form of Restricted Stock Award Agreement under 2005 Plan

10.20^	Form of Stock Appreciation Rights Awards Agreement under 2005 Plan (incorporated by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 6, 2005, Commission File No. 001-07155)

10.21^	Form of R.H. Donnelley Corporation Restricted Stock Units Agreement under 2005 Plan (incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, filed with the Securities and Exchange Commission on March 16, 2006, Commission File No. 001-07155)

10.22^	Deferred Compensation Plan (incorporated by reference to Exhibit 4.01 to the Company’s Registration Statement on Form S-8, filed with the Securities and Exchange Commission on November 24, 1999, Registration No. 333-91613)

10.23^	Form of Amendment of Awards, Consent and Waiver (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 14, 2005, Commission File No. 001-07155)

10.24^	Stock Option Plan of Dex Media, Inc., effective as of November 8, 2002 (incorporated by reference to Exhibit 10.27 to Dex Media, Inc.’s Registration Statement on Form S-4, filed with the Securities and Exchange Commission on April 14, 2004, Commission File No. 333-114472)

10.25^	First Amendment to Stock Option Plan of Dex Media, Inc., effective as of September 9, 2003 (incorporated by reference to Exhibit 10.28 to Dex Media, Inc.’s Registration Statement on Form S-4, filed with the Securities and Exchange Commission on April 14, 2004, Commission File No. 333-114472)

10.26^	Second Amendment to Stock Option Plan of Dex Media, Inc., effective as of December 18, 2003 (incorporated by reference to Exhibit 10.29 to Dex Media, Inc.’s Registration Statement on Form S-4, filed with the Securities and Exchange Commission on April 14, 2004, Commission File No. 333-114472)

10.27^	Dex Media, Inc. 2004 Incentive Award Plan (incorporated by reference to Exhibit 4.5 to Dex Media, Inc.’s Registration Statement on Form S-8, filed with the Securities and Exchange Commission on November 19, 2004, Commission file No. 333-120631)

10.28^	Amended and Restated Employment Agreement, dated October 3, 2005, between the Company and David C. Swanson (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 6, 2005, Commission File No. 001-07155)

Exhibit No.	Document

10.29^	Amended and Restated Employment Agreement, dated October 3, 2005, between the Company and Peter J. McDonald (incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 6, 2005, Commission File No. 001-07155)

10.30^	Amended and Restated Employment Agreement, dated October 3, 2005, between the Company and Steven M. Blondy (incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 6, 2005, Commission File No. 001-07155)

10.31^	Employment Agreement, dated as of February 21, 2006, by and between the Company and George A. Burnett (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 23, 2006, Commission File No. 001-07155)

10.32^	Employment Agreement, dated as of January 1, 2001, between the Company and Robert J. Bush (incorporated by reference to Exhibit 10.37 to the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 28, 2001, Commission File No. 001-07155)

10.33^	Amendment No. 1 to Employment Agreement, dated as of February 27, 2001, between the Company and Robert J. Bush (incorporated by reference to Exhibit 10.38 to the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 28, 2001, Commission File No. 001-07155)

10.34	Letter Agreement, dated as of November 25, 2002, among the Company, R.H. Donnelley Inc. and investment partnerships affiliated with The Goldman Sachs Group, Inc (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 3, 2002, Commission File No. 001-07155). This Agreement is no longer in effect.

10.35	Letter Agreement, dated as of July 22, 2003, among the Company and investment partnerships affiliated with The Goldman Sachs Group, Inc. (incorporated by reference to Exhibit 10.45 to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on August 13, 2003, Commission File No. 001-07155). This Agreement is no longer in effect.

10.36	Letter Agreement, dated as of January 3, 2003, among the Company, R.H. Donnelley Inc. and investment partnerships affiliated with The Goldman Sachs Group, Inc (incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 17, 2003, Commission File No. 001-07155). This Agreement is no longer in effect.

10.37#	Directory Services License Agreement, dated as of January 3, 2003, by and among R.H. Donnelley Publishing & Advertising, Inc. (f/k/a Sprint Publishing & Advertising, Inc.), CenDon L.L.C., R.H. Donnelley Directory Company (f/k/a Centel Directory Company), Sprint Corporation, Sprint Directory Trademark Company, LLC and the Sprint Local Telecommunications Division (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 17, 2003, Commission File No. 001-07155)

Exhibit No.	Document

10.38#	Stock Purchase Agreement, dated as of January 10, 2005, by and among the Company and certain investment partnerships affiliated with The Goldman Sachs Group, Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 11, 2005, Commission File No. 001-07155)

10.39#	Trademark License Agreement, dated as of January 3, 2003, by and among Sprint Directory Trademark Company, LLC, R.H. Donnelley Publishing & Advertising, Inc. (f/k/a Sprint Publishing & Advertising, Inc.), CenDon L.L.C. and R.H. Donnelley Directory Company (f/k/a Centel Directory Company) (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 17, 2003, Commission File No. 001-07155)

10.40#	Publisher Trademark License Agreement, dated as of January 3, 2003, by and among R.H. Donnelley Publishing & Advertising, Inc. (f/k/a Sprint Publishing & Advertising, Inc.), R.H. Donnelley Directory Company (f/k/a Centel Directory Company) and Sprint Corporation (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 17, 2003, Commission File No. 001-07155)

10.41	Non-Competition Agreement, dated as of January 3, 2003, by and among the Company, R.H. Donnelley Publishing & Advertising, Inc. (f/k/a Sprint Publishing & Advertising, Inc.), CenDon L.L.C., R.H. Donnelley Directory Company (f/k/a Centel Directory Company), Sprint Corporation and the Sprint Local Telecommunications Division (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 17, 2003, Commission File No. 001-07155)

10.42	Subscriber Listings Agreement, dated as of January 3, 2003, by and among R.H. Donnelley Publishing & Advertising, Inc. (f/k/a Sprint Publishing & Advertising, Inc.), CenDon L.L.C., R.H. Donnelley Directory Company (f/k/a Centel Directory Company), Sprint Corporation and the Sprint Local Telecommunications Division (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 17, 2003, Commission File No. 001-07155)

10.43#	Directory Services License Agreement, dated as of September 1, 2004, among the Company, R.H. Donnelley Publishing & Advertising of Illinois Partnership (f/k/a The APIL Partners Partnership), DonTech II Partnership, Ameritech Corporation, SBC Directory Operations, Inc. and SBC Knowledge Ventures, L.P. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 3, 2004, Commission File No. 001-07155)

10.44	Non-Competition Agreement, dated as of September 1, 2004, between the Company and SBC Communications, Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 3, 2004, Commission File No. 001-07155)

10.45	SMARTpages Reseller Agreement, dated as of September 1, 2004, among SBC Communications, Inc., Southwestern Bell Yellow Pages, Inc., SBC Knowledge Ventures, L.P., the Company, R.H. Donnelley Publishing & Advertising of Illinois Partnership (f/k/a The APIL Partners Partnership) and DonTech II Partnership (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 3, 2004, Commission File No. 001-07155)

Exhibit No.	Document

10.46	Ameritech Directory Publishing Listing License Agreement, dated as of September 1, 2004, among R.H. Donnelley Publishing & Advertising of Illinois Partnership (f/k/a The APIL Partners Partnership), DonTech II Partnership and Ameritech Services Inc. (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 3, 2004, Commission File No. 001-07155)

10.47	Amended and Restated Billing and Collection Agreement, dated September 1, 2003, by and between Qwest Corporation and Dex Media East LLC (f/k/a SGN LLC) (incorporated by reference to Exhibit 10.8 to Dex Media, Inc.’s Registration Statement on Form S-4, filed with the Securities and Exchange Commission on April 14, 2004, Commission File No. 333-114472)

10.48	Billing and Collection Agreement, dated as of September 1, 2003, by and between Qwest Corporation and Dex Media West LLC (f/k/a GPP LLC) (incorporated by reference to Exhibit 10.9 to Dex Media, Inc.’s Registration Statement on Form S-4, filed with the Securities and Exchange Commission on April 14, 2004, Commission File No. 333-114472)

10.49	Non-Competition and Non-Solicitation Agreement, dated November 8, 2002, by and among Dex Media East LLC (f/k/a SGN LLC), Dex Media West LLC (f/k/a GPP LLC), Dex Holdings LLC and Qwest Corporation, Qwest Communications International Inc. and Qwest Dex, Inc. (incorporated by reference to Exhibit 10.10 to Dex Media, Inc.’s Registration Statement on Form S-4, filed with the Securities and Exchange Commission on April 14, 2004, Commission File No. 333-114472)

10.50	Publishing Agreement by and among Dex Media, Inc., Dex Media East LLC (f/k/a SGN LLC), Dex Media West LLC (f/k/a/ GPP LLC) and Qwest Corporation, dated November 8, 2002, as amended (incorporated by reference to Exhibit 10.19 to Dex Media, Inc.’s Registration Statement on Form S-4, filed with the Securities and Exchange Commission on April 14, 2004, Commission File No. 333-114472)

10.51	Employee Cost Sharing Agreement by and among Dex Media Service LLC, Dex Media, Inc., Dex Media East LLC and Dex Media West LLC, effective as of December 31, 2003 (incorporated by reference to Exhibit 10.30 to Dex Media, Inc.’s Registration Statement on Form S-4, filed with the Securities and Exchange Commission on April 14, 2004, Commission File No. 333-114472)

10.52	Intercompany License Agreement by and among Dex Media, Inc., Dex Media East LLC and Dex Media West LLC, effective as of September 9, 2003 (incorporated by reference to Exhibit 10.32 to Dex Media, Inc.’s Registration Statement on Form S-4, filed with the Securities and Exchange Commission on April 14, 2004, Commission File No. 333-114472)

10.53#	Amended and Restated Credit Agreement, dated as of September 1, 2004, by and among, R.H. Donnelley Inc., as borrower, the Company, the lenders from time to time parties thereto, J.P. Morgan Securities Inc. and Bear, Stearns & Co. Inc., as joint lead arrangers and joint bookrunners, JPMorgan Chase Bank and Bear Stearns Corporate Lending Inc., as co-syndication agents, Citicorp North America, Inc. and Goldman Sachs Credit Partners L.P., as co-documentation agents, and Deutsche Bank Trust Company Americas, as administrative agent (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 3, 2004, Commission File No. 001-07155)

Exhibit No.	Document

10.54	First Amendment, dated as of December 6, 2004, to the Amended and Restated Credit Agreement, dated as of September 1, 2004, by and among the Company, R.H. Donnelley Inc., the lenders from time to time parties thereto, Deutsche Bank Trust Company Americas, as administrative agent and J.P. Morgan Securities Inc. as sole bookrunner and sole lead arranger and the other agents party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 8, 2004, Commission File No. 001-07155)

10.55	Second Amendment, dated as of January 7, 2005, to the Amended and Restated Credit Agreement, dated as of September 1, 2004, by and among the Company, R.H. Donnelley Inc., the lenders from time to time parties thereto, Deutsche Bank Trust Company Americas, as administrative agent and the other agents party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 11, 2005, Commission File No. 001-07155)

10.56	Commitment Letter, dated October 2, 2005, among the Company, J.P. Morgan Securities Inc. and JPMorgan Chase Bank, N.A. (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 6, 2005, Commission File No. 001-07155)

10.57#	Second Amended and Restated Credit Agreement, dated December 13, 2005, among the Company, RHDI, the several banks and other financial institutions or entities from time to time parties thereto as lenders, J.P. Morgan Securities Inc. and Deutsche Bank Trust Company Americas, as co-lead arrangers and joint-bookrunners, JPMorgan Chase Bank, N.A., as syndication agent, Bear Stearns Corporate Lending Inc., Credit Suisse, Cayman Islands Branch, Goldman Sachs Credit Partners L.P., UBS Securities LLC and Wachovia Bank, National Association, as co-documentation agents, and Deutsche Bank Trust Company Americas, as administrative agent (incorporated by reference to Exhibit 10.1, the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 19, 2005, Commission File No. 001-07155)

10.58	First Amendment, dated as of April 24, 2006, to the Second Amended and Restated Credit Agreement, dated December 13, 2005, among the Company, RHDI, the several banks and other financial institutions or entities from time to time parties thereto as lenders, and Deutsche Bank Trust Company Americas, as administrative agent (incorporated by reference to Exhibit 10.1, the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 28, 2006, Commission File No. 001-07155)

10.59	Amended and Restated Guaranty and Collateral Agreement, dated as of September 1, 2004, by and among the Company, R.H. Donnelley Inc., R.H. Donnelley APIL, Inc., R.H. Donnelley Publishing & Advertising, Inc., Get Digital Smart.com Inc., R.H. Donnelley Publishing & Advertising of Illinois Partnership, DonTech II Partnership, DonTech Holdings, LLC, and R.H. Donnelley Publishing & Advertising of Illinois Holdings, LLC (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 3, 2004, Commission File No. 001-07155)

10.60	Second Amended and Restated Guaranty and Collateral Agreement, dated as of December 13, 2005, by and among the Company, R.H. Donnelley, Inc., and the subsidiaries of R.H. Donnelley, Inc. party thereto, and Deutsche Bank Trust Company Americas, as collateral agent (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 19, 2005, Commission File No. 001-07155)

Exhibit No.	Document

10.61	Reaffirmation, dated as of December 6, 2004, by the Company, R.H. Donnelley, Inc. and its subsidiaries in favor of Deutsche Bank Trust Company Americas, as administrative agent (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 8, 2004, Commission File No. 001-07155)

10.62	Reaffirmation, dated as of April 24, 2006, among R.H. Donnelley Corporation, R.H. Donnelley Inc. and its subsidiaries and Deutsche Bank Trust Company Americas, as administrative agent (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 28, 2006, Commission File No. 001-07155)

10.63#	Second Amendment and Restatement of Credit Agreement, dated as of October 31, 2003, by and among Dex Media, Inc., Dex Media East, Inc., Dex Media East LLC, JPMorgan Chase Bank, as administrative agent, J.P. Morgan Securities Inc. and Banc of America Securities LLC, as joint bookrunners and joint lead arrangers, J.P. Morgan Europe, Limited, as London Agent, and Bank of America, N.A., Lehman Commercial Paper Inc., Wachovia Bank, National Association and Deutsche Bank Trust Company Americas, as co-syndication agents (incorporated by reference to Exhibit 10.1 to Dex Media, Inc.’s Registration Statement on Form S-4, filed with the Securities and Exchange Commission on April 14, 2004, Commission File No. 333-114472)

10.64	Third Amendment, dated as of June 11, 2004, to the Credit Agreement, dated as of November 8, 2002, as amended and restated as of October 31, 2003, by and among Dex Media, Inc., Dex Media East, Inc., Dex Media East LLC, JPMorgan Chase Bank, as administrative agent, J.P. Morgan Securities Inc. and Banc of America Securities LLC, as joint bookrunners and joint lead arrangers, and Bank of America, N.A., Wachovia Bank, National Association, Lehman Commercial Paper Inc. and Deutsche Bank Trust Company Americas, as co-syndication agents (incorporated by reference to Exhibit 10.2 to Dex Media, Inc.’s Registration Statement on Form S-1 and amendments thereto, declared effective by the Securities and Exchange Commission on July 21, 2004, Commission File No. 333-115489)

10.65	Fourth Amendment, dated as of November 24, 2004, to the Credit Agreement, dated as of November 8, 2002, as amended and restated as of October 31, 2003, by and among Dex Media, Inc., Dex Media East, Inc., Dex Media East LLC, JPMorgan Chase Bank, as administrative agent, J.P. Morgan Securities Inc. and Banc of America Securities LLC, as joint bookrunners and joint lead arrangers, and Bank of America, N.A., Wachovia Bank, National Association, Lehman Commercial Paper Inc. and Deutsche Bank Trust Company Americas, as co-syndication agents (incorporated by reference to Exhibit 10.3 to Dex Media, Inc.’s Registration Statement on Form S-1, declared effective by the Securities and Exchange Commission on January 25, 2005, Commission file No. 333-121859)

10.66	Fifth Amendment, dated as of June 16, 2005, to the Credit Agreement, dated as of November 8, 2002, as amended and restated as of July 27, 2004, by and among Dex Media, Inc., Dex Media East, Inc., Dex Media East LLC, JPMorgan Chase Bank, as administrative agent, J.P. Morgan Securities Inc. and Banc of America Securities LLC, as joint bookrunners and co-lead arrangers, and Bank of America, N.A., Wachovia Bank, National Association, Lehman Commercial Paper Inc. and Deutsche Bank Trust company Americas, as co-syndication agents (incorporated by reference to Exhibit 10.6 to Dex Media, Inc.’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on August 4, 2005, Commission File No. 001-32249)

Exhibit No.	Document

10.67	Guarantee and Collateral Agreement, dated as of November 8, 2002, by and among Dex Media East, Inc., Dex Media East LLC (f/k/a SGN LLC), Dex Media East Finance Co., LCI International, Inc. (Dex Media International, Inc.) and JPMorgan Chase Bank, as collateral agent (incorporated by reference to Exhibit 10.2 to Dex Media, Inc.’s Registration Statement on Form S-4, filed with the Securities and Exchange Commission on April 14, 2004, Commission File No. 333-114472)

10.68	Agreement to Amend and Restate, dated December 13, 2005, among the Company and lenders that are party to the Credit Agreement, dated as of November 8, 2002, as amended, referenced therein (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 19, 2005, Commission File No. 001-07155)

10.69#	Amended and Restated Credit Agreement, dated January 31, 2006, by and among Dex Media, Inc. (f/k/a Forward Acquisition Corp.), Dex Media East, Inc., Dex Media East LLC, JPMorgan Chase Bank, N.A., as administrative agent, and the other entities from time to time parties thereto (incorporated by reference to Exhibit 10.3 to Dex Media, Inc.’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 6, 2006, Commission File No. 333-131626)

10.70	Reaffirmation Agreement, dated January 31, 2006, by and among Dex Media, Inc. (f/k/a Forward Acquisition Corp.), Dex Media East, Inc., Dex Media East LLC and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.4 to Dex Media, Inc.’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 6, 2006, Commission File No. 333-131626)

10.71#	Credit Agreement, dated as of September 9, 2003, among Dex Media, Inc., Dex Media West, Inc., Dex Media West LLC, JPMorgan Chase Bank, as administrative agent, J.P. Morgan Securities Inc. and Banc of America Securities LLC, as joint bookrunners and joint lead arrangers, and Bank of America, N.A., Wachovia Bank, National Association, Lehman Commercial Paper Inc. and Deutsche Bank Trust Company Americas, as co-syndication agents (incorporated by reference to Exhibit 10.4 to Dex Media, Inc.’s Registration Statement on Form S-4, filed with the Securities and Exchange Commission on April 14, 2004, Commission File No. 333-114472). This Credit Agreement has been amended and restated.

10.72	First Amendment, dated as of October 31, 2003, to the Credit Agreement, dated as of September 9, 2003, among Dex Media, Inc., Dex Media West, Inc., Dex Media West LLC, JPMorgan Chase Bank, as administrative agent, J.P. Morgan Securities Inc. and Banc of America Securities LLC, as joint bookrunners and joint lead arrangers, and Bank of America, N.A., Wachovia Bank, National Association, Lehman Commercial Paper Inc. and Deutsche Bank Trust Company Americas, as co-syndication agents (incorporated by reference to Exhibit 10.5 to Dex Media, Inc.’s Registration Statement on Form S-4, filed with the Securities and Exchange Commission on April 14, 2004, Commission File No. 333-114472). This Credit Agreement has been amended and restated.

Exhibit No.	Document

10.73	Second Amendment, dated as of June 11, 2004, to the Credit Agreement, dated as of September 9, 2003, as amended as of October 31, 2003, by and among Dex Media, Inc., Dex Media West, Inc., Dex Media West LLC, JPMorgan Chase Bank, as administrative agent, J.P. Morgan Securities Inc. and Banc of America Securities LLC, as joint bookrunners and joint lead arrangers, and Bank of America, N.A., Wachovia Bank, National Association, Lehman Commercial Paper Inc. and Deutsche Bank Trust Company Americas, as co-syndication agents (incorporated by reference to Exhibit 10.7 to Dex Media, Inc.’s Registration Statement on Form S-1, declared effective by the Securities and Exchange Commission on July 21, 2004, Commission File No. 333-115489). This Credit Agreement has been amended and restated.

10.74	Third Amendment, dated as of November 24, 2004, to the Credit Agreement, dated as of September 9, 2003, among Dex Media, Inc., Dex Media West, Inc., Dex Media West LLC JPMorgan Chase Bank, N.A. (formerly known as JPMorgan Chase Bank), as administrative agent, J.P. Morgan Securities Inc. and Banc of America Securities LLC, as joint bookrunners and joint lead arrangers, and Bank of America, N.A., Wachovia Bank, National Association, Lehman Commercial Paper Inc. and Deutsche Bank Trust Company Americas, as co-syndication agents (incorporated by reference to Exhibit 10.9 to Dex Media, Inc.’s Registration Statement on Form S-1, declared effective by the Securities and Exchange Commission on January 25, 2005, Commission File No. 333-121859). This Credit Agreement has been amended and restated.

10.75	Fourth Amendment, dated as of June 16, 2005, to the Credit Agreement dated as of September 9, 2003, as amended and restated as of July 27, 2004, by and among Dex Media, Inc., Dex Media West, Inc., Dex Media West LLC, JPMorgan Chase Bank, N.A., as administrative agent, J.P. Morgan Securities Inc. and Banc of America Securities LLC, as joint bookrunners and co-lead arrangers, and Bank of America, N.A., Wachovia Bank, National Association, Lehman Commercial Paper Inc. and Deutsche Bank Trust Company Americas, as co-syndication agents (incorporated by reference to Exhibit 10.5 to Dex Media, Inc.’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on August 4, 2005, Commission File No. 001-32249). This Credit Agreement has been amended and restated.

10.76	Guarantee and Collateral Agreement, dated as of September 9, 2003, among Dex Media West, Inc., Dex Media West LLC, Dex Media West Finance Co. and JPMorgan Chase Bank, as collateral agent (incorporated by reference to Exhibit 10.7 to Dex Media, Inc.’s Registration Statement on Form S-4, filed with the Securities and Exchange Commission on April 14, 2004, Commission File No. 333-114472)

10.77	Agreement to Amend and Restate, dated December 13, 2005, among the Company and the lenders that are party to the Credit Agreement, dated as of September 9, 2003, as amended, referenced therein (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 19, 2005, Commission File No. 001-07155)

10.78#	Amended and Restated Credit Agreement, dated January 31, 2006, by and among Dex Media, Inc. (f/k/a Forward Acquisition Corp.), Dex Media West, Inc., Dex Media West LLC, JPMorgan Chase Bank, N.A., as administrative agent, and the other entities from time to time parties thereto (incorporated by reference to Exhibit 10.1 to Dex Media, Inc.’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 6, 2006, Commission File No. 333-131626)

Exhibit No.	Document

10.79	Reaffirmation Agreement, dated January 31, 2006, by and among Dex Media, Inc. (f/k/a Forward Acquisition Corp.), Dex Media West, Inc., Dex Media West LLC, JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.2 to Dex Media, Inc.’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 6, 2006, Commission File No. 333-131626)

10.80#	Closing Agreement, dated as of December 13, 2004, by and between the Company and the Commissioner of the Internal Revenue Service (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 16, 2004, Commission File No. 001-07155)

10.81	Closing Agreement, dated as of July 21, 2005, by and between the Company and the Commissioner of the Internal Revenue Service (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 3, 2005, Commission File No. 001-07155)

10.82	Sponsor Stockholders Agreement, dated as of October 3, 2005, among the Company, Welsh, Carson, Anderson & Stowe IX, L.P., WD GP Associates LLC and WD Investors LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 6, 2005, Commission File No. 001-07155)

10.83	Sponsor Stockholders Agreement, dated as of October 3, 2005, among the Company, Carlyle Partners III, L.P., CP III Coinvestment, L.P., Carlyle High Yield Partners, L.P., Carlyle-Dex Partners L.P. and Carlyle-Dex Partners II, L.P. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 6, 2005, Commission File No. 001-07155)

10.84	Support Agreement, dated October 3, 2005, among the Company, Welsh, Carson, Anderson & Stowe IX, L.P., WD GP Associates LLC and WD Investors LLC. (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 6, 2005, Commission File No. 001-07155)

10.85	Support Agreement, dated October 3, 2005, among the Company, Carlyle Partners III, L.P., CP III Coinvestment, L.P., Carlyle High Yield Partners, L.P., Carlyle-Dex Partners L.P. and Carlyle-Dex Partners II, L.P. (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 6, 2005, Commission File No. 001-07155)

10.86#	Stock Purchase and Support Agreement, dated as of October 3, 2005, among the Company and the stockholders listed on Schedule A attached thereto (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 6, 2005, Commission File No. 001-07155)

10.87^	Board of Director Compensation Plan (incorporated by reference to Exhibit 10.85 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, filed with the Securities and Exchange Commission on March 16, 2006, Commission File No. 001-07155)

Exhibit No.	Document

10.88	First Amendment, dated as of April 24, 2006, to the Credit Agreement, dated as of September 9, 2003, as amended and restated as of January 31, 2006, among Dex Media, Inc., Dex Media West, Inc., Dex Media West LLC, the lenders from time to time party thereto, JPMorgan Chase Bank, N.A., as administrative agent and collateral agent, and the other agents parties thereto (incorporated by reference to Exhibit 10.1 to Dex Media, Inc.’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 28, 2006, Commission File No. 333-131626).

10.89	Reaffirmation Agreement, dated as of April 24, 2006, among Dex Media, Inc., Dex Media West, Inc., Dex Media West LLC, Dex Media West Finance Co. and JPMorgan Chase Bank, N.A., as collateral agent (incorporated by reference to Exhibit 10.2 to Dex Media, Inc.’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 28, 2006, Commission File No. 333-131626).

10.90	First Amendment, dated as of April 24, 2006, to the Credit Agreement, dated as of November 8, 2002, as amended and restated as of January 31, 2006, among Dex Media, Inc., Dex Media East, Inc., Dex Media East LLC, the lenders from time to time party thereto, JPMorgan Chase Bank, N.A., as administrative agent and collateral agent, and the other agents parties thereto (incorporated by reference to Exhibit 10.3 to Dex Media, Inc.’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 28, 2006, Commission File No. 333-131626).

10.91	Reaffirmation Agreement, dated as of April 24, 2006, among Dex Media, Inc., Dex Media East, Inc., Dex Media East LLC, Dex Media East Finance Co., Dex Media International, Inc. and JPMorgan Chase Bank, N.A., as collateral agent (incorporated by reference to Exhibit 10.4 to Dex Media, Inc.’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 28, 2006, Commission File No. 333-131626).

31.1*	Certification of Quarterly Report on Form 10-Q for the period ended March 31, 2006 by David C. Swanson, Chairman and Chief Executive Officer of R.H. Donnelley Corporation under Section 302 of the Sarbanes-Oxley Act

31.2*	Certification of Quarterly Report on Form 10-Q for the period ended March 31, 2006 by Steven M. Blondy, Executive Vice President and Chief Financial Officer of R.H. Donnelley Corporation under Section 302 of the Sarbanes-Oxley Act

32.1*	Certification of Quarterly Report on Form 10-Q for the period ended March 31, 2006 under Section 906 of the Sarbanes-Oxley Act by David C. Swanson, Chairman and Chief Executive Officer, and Steven M. Blondy, Executive Vice President and Chief Financial Officer, for R.H. Donnelley Corporation

*	Filed herewith

^	Management contract or compensatory plan

#	The Company agrees to furnish supplementally a copy of any omitted exhibits or schedules to the Securities and Exchange Commission upon request.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

R.H. DONNELLEY CORPORATION
Date: May 10, 2006	By:	/s/ Steven M. Blondy
Steven M. Blondy
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: May 10, 2006	By:	/s/ Jeffrey A. Smith
Jeffrey A. Smith
Vice President and Controller (Principal Accounting Officer)

Exhibit Index

Exhibit No.	Document

3.4*	Certificate of Elimination of Convertible Cumulative Preferred Stock of R.H. Donnelley Corporation.

4.5*	Form of Warrant Agreement, dated as of November 25, 2002, between the Company and investment partnerships affiliated with The Goldman Sachs Group, Inc.

4.6*	Form of Warrant Agreement, dated January 3, 2003, between the Company and investment partnerships affiliated with The Goldman Sachs Group, Inc.

10.19*	Form of Restricted Stock Award Agreement under 2005 Plan

31.1*	Certification of Quarterly Report on Form 10-Q for the period ended March 31, 2006 by David C. Swanson, Chairman and Chief Executive Officer of R.H. Donnelley Corporation under Section 302 of the Sarbanes-Oxley Act

31.2*	Certification of Quarterly Report on Form 10-Q for the period ended March 31, 2006 by Steven M. Blondy, Executive Vice President and Chief Financial Officer of R.H. Donnelley Corporation under Section 302 of the Sarbanes-Oxley Act

32.1*	Certification of Quarterly Report on Form 10-Q for the period ended March 31, 2006 under Section 906 of the Sarbanes-Oxley Act by David C. Swanson, Chairman and Chief Executive Officer, and Steven M. Blondy, Executive Vice President and Chief Financial Officer, for R.H. Donnelley Corporation

*	Filed herewith