Form 10-Q
period 2006-09-30
R H DONNELLEY CORP
filed 2006-11-08
CIK 30419

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006
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
Large accelerated filer ☑       Accelerated filer ☐       Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of the issuer’s classes of common stock, as of the latest practicable date:

Title of class	Shares Outstanding at November 1, 2006

Common Stock, par value $1 per share	70,349,305

R.H. DONNELLEY CORPORATION

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements
R.H. Donnelley Corporation and Subsidiaries
Consolidated Balance Sheets (Unaudited)

	September 30,	December 31,
(in thousands, except share and per share data)	2006	2005

Assets
Current Assets
Cash and cash equivalents	$153,054	$7,793
Accounts receivable
Billed	221,987	116,576
Unbilled	828,486	362,343
Allowance for doubtful accounts and sales claims	(41,900)	(27,328)

Net accounts receivable	1,008,573	451,591
Deferred directory costs	249,289	67,686
Other current assets	98,401	47,414

Total current assets	1,509,317	574,484

Fixed assets and computer software, net	170,621	55,687
Other non-current assets	137,080	91,533
Intangible assets, net	11,553,402	2,833,200
Goodwill	2,888,221	319,014

Total Assets	$16,258,641	$3,873,918

Liabilities, Redeemable Convertible Preferred Stock and Shareholders’ Equity (Deficit)

Current Liabilities
Accounts payable and accrued liabilities	$124,410	$68,912
Accrued interest	149,095	20,649
Deferred directory revenue	1,143,476	457,721
Short-term deferred income taxes, net	83,286	91,183
Current portion of long-term debt	364,079	100,234

Total current liabilities	1,864,346	738,699

Long-term debt	10,152,349	2,978,615
Deferred income taxes, net	2,139,807	59,565
Other non-current liabilities	193,229	54,305

Total liabilities	14,349,731	3,831,184

Commitments and contingencies

Redeemable convertible preferred stock (liquidation preference of $334,149 at December 31, 2005)	—	334,149

Shareholders’ Equity (Deficit)
Common stock, par value $1 per share, 400,000,000 shares authorized, 88,169,275 shares issued at September 30, 2006 and 51,621,824 shares issued at December 31, 2005	88,169	51,622
Additional paid-in capital	2,360,843	—
Warrants outstanding	13,758	13,758
Accumulated deficit	(386,722)	(197,122)
Treasury stock, at cost, 18,083,388 shares at September 30, 2006 and 19,733,161 shares at December 31, 2005	(161,844)	(163,485)
Accumulated other comprehensive (loss) income	(5,294)	3,812

Total shareholders’ equity (deficit)	1,908,910	(291,415)

Total Liabilities, Redeemable Convertible Preferred Stock and Shareholders’ Equity (Deficit)	$16,258,641	$3,873,918

The accompanying notes are an integral part of the consolidated financial statements.

R.H. Donnelley Corporation and Subsidiaries
Consolidated Statements of Operations and Comprehensive (Loss) Income (Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
(in thousands, except per share data)	2006	2005	2006	2005

Net revenue	$524,191	$255,214	$1,277,020	$695,521

Expenses
Operating expenses	260,047	114,411	673,236	323,247
General and administrative expenses	34,497	16,587	114,511	44,570
Depreciation and amortization	85,060	21,484	233,225	63,747

Total expenses	379,604	152,482	1,020,972	431,564

Operating income	144,587	102,732	256,048	263,957

Interest expense, net	(201,768)	(58,227)	(557,657)	(173,930)

(Loss) income before income taxes	(57,181)	44,505	(301,609)	90,027

(Benefit) provision for income taxes	(21,796)	17,358	(114,679)	35,112

Net (loss) income	(35,385)	27,147	(186,930)	54,915

Preferred dividend	—	2,977	1,974	9,215
(Gain) loss on repurchase of redeemable convertible preferred stock	—	—	(31,195)	133,681

(Loss) income available to common shareholders	$(35,385)	$24,170	$(157,709)	$(87,981)

(Loss) earnings per share:
Basic	$(0.51)	$0.65	$(2.42)	$(2.78)

Diluted	$(0.51)	$0.62	$(2.42)	$(2.78)

Shares used in computing (loss) earnings per share:
Basic	69,961	31,808	65,141	31,685

Diluted	69,961	33,750	65,141	31,685

Comprehensive (Loss) Income
Net (loss) income	$(35,385)	$27,147	$(186,930)	$54,915
Unrealized (loss) gain on interest rate swaps, net of tax	(21,597)	7,268	(9,106)	11,152

Comprehensive (loss) income	$(56,982)	$34,415	$(196,036)	$66,067

The accompanying notes are an integral part of the consolidated financial statements.

R.H. Donnelley Corporation and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)

	Nine months ended
	September 30,
(in thousands)	2006	2005

Cash Flows from Operating Activities
Net (loss) income	$(186,930)	$54,915
Reconciliation of net (loss) income to net cash provided by operating activities:
Depreciation and amortization	233,225	63,747
Deferred income taxes	(114,679)	43,324
Provision for bad debts	47,884	21,224
Stock based compensation expense	35,621	4,420
Other non-cash charges	23,381	12,518
Changes in assets and liabilities, net of effects from acquisitions:
(Increase) decrease in accounts receivable	(31,317)	21,977
(Increase) decrease in other assets	(32,291)	46,730
(Decrease) increase in accounts payable and accrued liabilities	(198)	11,547
Increase in deferred directory revenue	581,271	41,100
Increase (decrease) in other non-current liabilities	10,451	(7,159)

Net cash provided by operating activities	566,418	314,343

Cash Flows from Investing Activities
Additions to fixed assets and computer software	(41,897)	(20,473)
Acquisitions, net of cash received	(1,901,426)	—

Net cash used in investing activities	(1,943,323)	(20,473)

Cash Flows from Financing Activities
Proceeds from the issuance of debt, net of costs	2,514,381	291,056
Revolver borrowings	639,400	263,000
Revolver repayments	(600,900)	(281,200)
Repurchase of redeemable convertible preferred stock and redemption of preferred stock purchase rights	(336,819)	(277,197)
Debt repayments	(714,327)	(302,147)
Decrease in checks not yet presented for payment	(3,212)	(362)
Proceeds from employee stock option exercises	23,643	7,686

Net cash provided by (used in) financing activities	1,522,166	(299,164)

Increase (decrease) in cash and cash equivalents	145,261	(5,294)
Cash and cash equivalents, beginning of year	7,793	10,755

Cash and cash equivalents, end of period	$153,054	$5,461

Supplemental Information:
Cash paid:
Interest	$492,561	$133,798

Income taxes, net	$321	$508

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
Significant Business Developments
On January 31, 2006, we acquired Dex Media, Inc. (“Dex Media”) for an equity purchase price of $4.1 billion, consisting of 36,547,381 shares of our common stock valued at $2.2 billion and $1.9 billion in cash (the “Dex Media Merger”). We also assumed all of Dex Media’s and its subsidiaries’ outstanding indebtedness with a fair value of $5.5 billion (together with other costs for a total aggregate purchase price of $9.7 billion). Dex Media is the indirect parent of Dex Media East LLC (“Dex Media East”) and Dex Media West LLC (“Dex Media West”). Dex Media is the exclusive publisher of the “official” yellow pages and white pages directories for Qwest Communications International Inc. (“Qwest”) where Qwest is the primary incumbent local exchange carrier (“ILEC”). Dex Media East operates the directory business in the following states: Colorado, Iowa, Minnesota, Nebraska, New Mexico, North Dakota and South Dakota (collectively, the “Dex East States”) and Dex Media West operates the directory business in the following states: Arizona, Idaho, Montana, Oregon, Utah, Washington and Wyoming (collectively, the “Dex West States”). Prior to the Dex Media Merger, Dex Media was a leading directory publisher in the United States. The purpose of the Dex Media Merger was to take a further step in the transformation of RHD into a leading publisher of yellow pages directories, as well as to combine the complementary strengths of both companies. The acquired business of Dex Media and its subsidiaries (“Dex Media Business”) now operates through Dex Media, Inc., one of RHD’s direct, wholly-owned subsidiaries. The results of the Dex Media Business have been included in the Company’s operating results commencing February 1, 2006.
Following the closing of the Dex Media Merger, we are the third largest print and online directory publisher in the United States, based on revenue. During 2006, we expect to have a total annual distribution of approximately 80 million directories, serving over 600,000 local and national advertisers with more than 625 directories in 28 states. In 2005, Dex Media published 293 directories and printed approximately 52 million copies of these directories for distribution to virtually all business and residential customers throughout the Dex East States and Dex West States. Dex Media’s Internet-based directory, DexOnline.com®, which is bundled with Dex Media’s print product to provide web-based access to Dex Media’s directories, further expands the distribution of Dex Media’s advertiser content. In addition to the acquired Dex Media Business, we publish Embarq (formerly known as Sprint) branded directories in 18 states, with major markets including Las Vegas, Nevada and Orlando and Lee County, Florida, with a total distribution of approximately 18 million directories serving approximately 160,000 local and national advertisers. We also publish AT&T (formerly known as SBC) branded directories in Illinois and Northwest Indiana, with a total distribution of approximately 10 million directories serving approximately 100,000 local and national advertisers. We also offer online city guides and search web sites in all our Embarq markets under the Best Red Yellow Pages brand at www.bestredyp.com and in the Chicagoland area at www.chicagolandyp.com.
On January 27, 2006, we repurchased the remaining 100,301 shares of our outstanding 8% redeemable convertible cumulative preferred stock (“Preferred Stock”) from investment partnerships affiliated with The Goldman Sachs Group, Inc. (collectively, the “GS Funds”) for $336.1 million in cash, including accrued cash dividends and interest (the “GS Repurchase”). Subsequent to the GS Repurchase, there are no outstanding shares of Preferred Stock. See Note 6, “Redeemable Preferred Stock and Warrants” for a description of the impact of the Preferred Stock and GS Repurchase on our consolidated financial statements for the nine months ended September 30, 2006.

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
On January 3, 2003, we completed the acquisition of the directory business (the “Embarq Directory Business”) of Sprint Nextel Corporation (“Sprint”) (formerly known as Sprint Corporation) by acquiring all the outstanding capital stock of the various entities comprising Sprint Publishing & Advertising (collectively, the “Embarq Acquisition”) for $2.23 billion in cash and, as a result, are the publisher of Embarq (formerly Sprint) branded yellow pages directories in 18 states. In May 2006, Sprint spun-off its local telephone business as Embarq Corporation (“Embarq”) and in connection with the spin-off, we entered into new agreements with Embarq that replaced the related agreements with Sprint, except that Sprint remains bound by certain non-competition obligations. The results of the Embarq Directory Business are included in our consolidated results from and after January 3, 2003. The Embarq Directory Business now operates as R.H. Donnelley Publishing & Advertising, Inc., an indirect wholly owned subsidiary of the Company.
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
The Company enters into transactions such as exclusivity arrangements, sponsorships, and other media access transactions, where the Company’s products and services are promoted by a third party and, in exchange, the Company carries the third party’s advertisement. The Company accounts for these transactions in accordance with Emerging Issues Task Force (“EITF”) Issue No. 99-17 “Accounting for Advertising Barter Transactions.” Revenue and expense related to such transactions are included in the consolidated statements of operations consistent with, and only to the extent of, reasonably similar and recent items sold or purchased for cash.
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

Accounts Receivable. Accounts receivable consist of balances owed to us by our advertising customers. Advertisers typically enter into a twelve-month contract for their advertising. Most local advertisers are billed a pro rata amount of their contract value on a monthly basis. On behalf of national advertisers, certified marketing representatives (“CMRs”) pay to the Company the total contract value of their advertising, net of their commission, within 60 days after the publication month. Billed receivables represent the amount that has been billed to advertisers. Unbilled receivables represent contractually owed amounts, net of an allowance for sales claims, for published directories that have yet to be billed to advertisers. Billed receivables are recorded net of an allowance for doubtful accounts and sales claims, estimated based on historical experience primarily on a directory-by-directory basis. We increase or decrease this estimate as information or circumstances indicate that the estimate may no longer represent the amount of bad debts and sales claims we may incur.
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
Interest Expense and Deferred Financing Costs. Certain costs associated with the issuance of debt instruments are capitalized and included in other non-current assets on the consolidated balance sheets. These costs are amortized to interest expense over the terms of the related debt agreements. The bond outstanding method is used to amortize deferred financing costs relating to debt instruments with respect to which we make accelerated principal payments. Other deferred financing costs are amortized using the effective interest method. Amortization of deferred financing costs included in interest expense was $5.6 million and $4.2 million for the three months ended September 30, 2006 and 2005, respectively, and $16.2 million and $12.2 million for the nine months ended September 30, 2006 and 2005, respectively. Apart from business combinations, it is the Company’s policy to recognize losses incurred in conjunction with debt extinguishments as a component of interest expense. In conjunction with the Dex Media Merger and as a result of purchase accounting required under generally accepted accounting principles (“GAAP”), we recorded Dex Media’s debt at its fair value on January 31, 2006. We recognize an offset to interest expense in each period subsequent to the Dex Media Merger for the amortization of the corresponding fair value adjustment over the life of the respective debt. The offset to interest expense for the three and nine months ended September 30, 2006 was $8.8 million and $24.0 million, respectively.
Advertising Expense. We recognize advertising expenses as incurred. These expenses include public relations, media, on-line advertising and other promotional and sponsorship costs. Total advertising expense was $7.4 million and $4.6 million for the three months ended September 30, 2006 and 2005, respectively, and $22.4 million and $13.5 million for the nine months ended September 30, 2006 and 2005, respectively.
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

At September 30, 2006, we had interest rate swap agreements with major financial institutions with a notional value of $3.3 billion. We are exposed to credit risk in the event that one or more of the counterparties to the agreements does not, or cannot, meet their obligation. The notional amount is used to measure interest to be paid or received and does not represent the amount of exposure to credit loss. The loss would be limited to the amount that would have been received, if any, over the remaining life of the swap agreement. The counterparties to the swap agreements are major financial institutions with credit ratings of A or higher. We do not currently foresee a material credit risk associated with these swap agreements; however, no assurances can be given.
Derivative Financial Instruments. We do not use derivative financial instruments for trading or speculative purposes. Our derivative financial instruments are limited to interest rate swap agreements used to manage exposure to fluctuations in interest rates on variable rate debt. These agreements effectively convert $3.3 billion of our variable rate debt to fixed rate debt, mitigating our exposure to increases in interest rates. Under the terms of the swap agreements, we receive variable interest based on the three-month LIBOR and pay a weighted average fixed rate of 4.37%. The swaps mature at varying dates from October 2006 through September 2009. The weighted average rate received on our interest rate swaps was 5.30% and 5.02% during the three and nine months ended September 30, 2006, respectively. These periodic payments and receipts are recorded as interest expense.
Interest rate swaps with a notional value of $2.9 billion (of the total $3.3 billion in interest rate swaps) have been designated as cash flow hedges to hedge three-month LIBOR-based interest payments on $2.9 billion of bank debt. To the extent the swaps provide an effective hedge, changes in the fair value of the swaps are recorded in accumulated other comprehensive (loss) income, a component of shareholders’ equity (deficit). Any ineffectiveness is recorded through interest expense. As of September 30, 2006, these respective interest rate swaps provided an effective hedge of the three-month LIBOR-based interest payments on $2.9 billion of bank debt. For derivative instruments that are not designated or do not qualify as hedged transactions, the initial fair value, if any, and any subsequent gains or losses in the change in the fair value are reported in earnings as a component of interest expense. Certain interest rate swaps acquired as a result of the Dex Media Merger with a notional amount of $425 million have not been designated as cash flow hedges. For the three and eight months ended September 30, 2006, the Company recorded additional interest expense of $2.7 million and $3.1 million, respectively, as a result of the change in fair value of these interest rate swaps. During May 2006, the Company entered into $1.0 billion notional value of interest rate swaps, which were not designated as hedging instruments until July 2006. The Company recorded changes in the fair value of these interest rate swaps as a reduction to interest expense of $3.1 million and $4.4 million for the three and nine months ended September 30, 2006.
Income Taxes. We account for income taxes under the asset and liability method in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, Accounting for Income Taxes (“SFAS No. 109”). Deferred tax liabilities or assets reflect temporary differences between amounts of assets and liabilities for financial and tax reporting purposes. Such amounts are adjusted, as appropriate, to reflect changes in tax rates expected to be in effect when the temporary differences reverse. A valuation allowance is established to offset any deferred tax assets if, based upon the available information, it is more likely than not that some or all of the deferred tax assets will not be realized. A deferred tax liability in the amount of $2.3 billion has been recognized in accordance with SFAS No. 109 for the difference between the assigned values for purchase accounting purposes and the tax bases of the assets and liabilities acquired as a result of the Dex Media Merger.
Earnings per Share. For the three and nine months ended September 30, 2005 and the nine months ended September 30, 2006, we accounted for earnings per share in accordance with EITF No. 03-6, Participating Securities and the Two-Class Method under FASB Statement 128 (“EITF 03-6”), which established standards regarding the computation of earnings per share (“EPS”) by companies that have issued securities other than common stock that contractually entitle the holder to participate in dividends and earnings of the company. EITF 03-6 requires earnings available to common shareholders for the period, after deduction of preferred stock dividends, to be allocated between the common and preferred stockholders based on their respective rights to receive dividends. Basic EPS is then calculated by dividing income (loss) allocable to common shareholders by the weighted average number of shares outstanding. EITF 03-6 does not require the presentation of basic and diluted EPS for securities other than common stock. Therefore, the following EPS amounts only pertain to our common stock.

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
Subsequent to the GS Repurchase in 2006, we accounted for EPS in accordance with SFAS No. 128, Earnings Per Share, and no longer utilize the two-class method for EPS computations. The calculation of basic and diluted EPS for the three and nine months ended September 30, 2006 and 2005 is presented below.

	Three months ended		Nine months ended
	September 30,		September 30,
	2006	2005	2006	2005

Basic EPS
(Loss) income available to common shareholders	$(35,385)	$24,170	$(157,709)	$(87,981)
Amount allocable to common shareholders (1)	100%	86%	100%	100%

(Loss) income allocable to common shareholders	(35,385)	20,786	(157,709)	(87,981)
Weighted average common shares outstanding	69,961	31,808	65,141	31,685

Basic (loss) earnings per share	$(0.51)	$0.65	$(2.42)	$(2.78)

Diluted EPS
(Loss) income available to common shareholders	$(35,385)	$24,170	$(157,709)	$(87,981)
Amount allocable to common shares (1)	100%	86%	100%	100%

(Loss) income allocable to common shareholders	(35,385)	20,786	(157,709)	(87,981)
Weighted average common shares outstanding	69,961	31,808	65,141	31,685
Dilutive effect of stock awards and warrants (2)	—	1,942	—	—
Dilutive effect of Preferred Stock assuming conversion (2)	—	—	—	—

Weighted average diluted shares outstanding	69,961	33,750	65,141	31,685

Diluted (loss) earnings per share	$(0.51)	$0.62	$(2.42)	$(2.78)

(1)	31,808/ (31,808 + 5,182) for the three months ended September 30, 2005. In computing EPS using the two-class method, we have not allocated the net loss for the nine months ended September 30, 2006 and 2005, respectively, between common and preferred shareholders since preferred shareholders had no contractual obligation to share in the net loss.

(2)	Due to the loss allocable to common shareholders reported for the three and nine months ended September 30, 2006 and the nine months ended September 30, 2005, the effect of all stock-based awards, warrants and the assumed conversion of the Preferred Stock were anti-dilutive and therefore are not included in the calculation of diluted EPS. In addition, the assumed conversion of the Preferred Stock was anti-dilutive for the three months ended September 30, 2005 and therefore not included in the calculation of diluted EPS. For the three and nine months ended September 30, 2006, 2.5 million and 2.4 million shares, respectively, of stock-based awards had exercise prices that exceeded the average market price of the Company’s common stock for the respective period. For the three and nine months ended September 30, 2005, no shares of stock-based awards had exercise prices that exceeded the average market price of the Company’s common stock for the respective period.
Stock-Based Awards
We maintain a shareholder approved stock incentive plan, the 2005 Stock Award and Incentive Plan (“2005 Plan”), whereby certain employees and non-employee directors are eligible to receive stock options, SARs, limited stock appreciation rights in tandem with stock options and restricted stock. Prior to adoption of the 2005 Plan, we maintained a shareholder approved stock incentive plan, the 2001 Stock Award and Incentive Plan (“2001 Plan”). Under the 2005 Plan and 2001 Plan, 5 million and 4 million shares, respectively, were originally authorized for grant. Stock awards are typically granted at the market value of our common stock at the date of the grant, become exercisable in ratable installments or otherwise, over a period of one to five years from the date of grant, and may be exercised up to a maximum of ten years from the time of grant. The Compensation Committee determines termination, vesting and other relevant provisions at the date of the grant. We have implemented a policy of issuing treasury shares held by the Company to satisfy stock issuances associated with stock-based award exercises.

Non-employee directors receive options to purchase 1,500 shares and an award of 1,500 shares of restricted stock upon election to the Board. Non-employee directors also receive, on an annual basis, options to purchase 1,500 shares and an award of 1,500 shares of restricted stock. Non-employee directors may also elect to receive additional equity awards in lieu of all or a portion of their cash fees.
On January 1, 2006, the Company adopted the provisions of SFAS No. 123 (R), Share-Based Payment (“SFAS No. 123 (R)”), using the Modified Prospective Method. Under this method, we are required to record compensation expense in the statement of operations for all employee stock-based awards granted, modified or settled after the date of adoption and for the unvested portion of previously granted stock awards that remain outstanding as of the beginning of the period of adoption based on their grant date fair values. The Company estimates forfeitures over the requisite service period when recognizing compensation expense. Estimated forfeitures are adjusted to the extent actual forfeitures differ, or are expected to materially differ, from such estimates. For the three and nine months ended September 30, 2006, the Company utilized a forfeiture rate of 5% in determining compensation expense for those respective periods.
Prior to adopting SFAS No. 123 (R), the Company accounted for stock-based awards granted to employees and non-employee directors in accordance with the intrinsic value-based method prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”) and related interpretations. Compensation expense related to the issuance of stock options to employees or non-employee directors was only recognized if the exercise price of the stock option was less than the market value of the underlying common stock on the date of grant. Compensation expense related to SARs was determined at the end of each period in the amount by which the quoted market value of the underlying shares covered by the grant exceeded the grant price and was recognized over the vesting term. In accordance with the Modified Prospective Method, financial statement amounts for the prior periods presented in this Quarterly Report on Form 10-Q have not been restated to reflect the fair value method of expensing stock-based compensation.
The following table depicts the effect of adopting SFAS No. 123 (R) on net loss, loss available to common shareholders and loss per share for the three and nine months ended September 30, 2006. The Company’s reported net loss, loss available to common shareholders and basic and diluted loss per share for the three and nine months ended September 30, 2006, which reflect compensation expense related to the Company’s stock-based awards recorded in accordance with SFAS No. 123 (R), is compared to net loss, loss available to common shareholders and basic and diluted loss per share for the same period that would have been reported had such compensation expense been determined under APB No. 25.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006		2006
	As Reported	Per APB No. 25	As Reported	Per APB No. 25

Total stock-based compensation expense	$9,884	$(634)	$35,621	$(388)
Net loss	(35,385)	(28,864)	(186,930)	(164,604)
Loss available to common shareholders	(35,385)	(28,864)	(157,709)	(135,383)
Loss per share:
Basic	$(0.51)	$(0.41)	$(2.42)	$(2.08)
Diluted	$(0.51)	$(0.41)	$(2.42)	$(2.08)
Prior to the adoption of SFAS No. 123 (R), the Company presented all tax benefits of deductions resulting from the exercise of stock-based awards as operating cash flows in the Consolidated Statements of Cash Flows. SFAS No. 123 (R) requires that these cash flows now be classified as financing cash flows. During the three and nine months ended September 30, 2006, the Company was not able to utilize the tax benefit resulting from stock-based award exercises due to net operating loss carryforwards. As such, neither operating nor financing cash flows were affected by stock-based award exercises for the three and nine months ended September 30, 2006.
Total capitalized stock-based compensation was less than $0.1 million for the three months ended September 30, 2006 and was $0.9 million for the nine months ended September 30, 2006.

Under SFAS No. 123 (R), the fair value for our stock options and SARs is calculated using the Black-Scholes model at the time these stock-based awards are granted. The amount, net of estimated forfeitures, is then amortized over the vesting period of the stock-based award. The weighted average fair value per share of stock options and SARs granted during the three and nine months ended September 30, 2006 was $16.93 and $19.73, respectively. The following assumptions were used in valuing these stock-based awards for the periods ended September 30, 2006:

September 30, 2006
Dividend yield	0%
Expected volatility	24.85%
Risk-free interest rate	4.62%
Expected life	5 Years
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
The Company grants restricted stock to certain of its employees, including executive officers, and non-employee directors in accordance with the 2005 Plan. Under SFAS No. 123 (R), compensation expense related to these awards is measured at fair value on the date of grant based on the number of shares granted and the quoted market price of the Company’s common stock at such time.
For the three months ended September 30, 2006, we granted less than 0.1 million stock options and SARs and for the nine months ended September 30, 2006, we granted 0.7 million stock options and SARs. The following table presents a summary of the Company’s stock options and SARs activity and related information for the nine months ended September 30, 2006:

		Weighted
		Average	Aggregate
		Exercise/Grant	Intrinsic
	Shares	Price Per Share	Value

Awards outstanding, January 1, 2006	5,798,045	$40.67	$88,149
Granted	730,240	63.29	3
Dex stock-based awards converted	1,725,361	12.73	69,537
Exercised	(1,633,714)	15.37	(61,386)
Forfeitures	(210,983)	54.58	(1,046)

Awards outstanding, September 30, 2006	6,408,949	$41.69	$95,257

Available for future grants at September 30, 2006	3,996,473

The total intrinsic value of stock-based awards vested during the nine months ended September 30, 2006 and 2005 was $15.7 million and $16.4 million, respectively. The total fair value of stock-based awards vested during the nine months ended September 30, 2006 was $24.8 million.

The following table summarizes information about stock-based awards outstanding and exercisable at September 30, 2006:

	Stock Awards Outstanding			Stock Awards Exercisable
		Weighted			Weighted
		Average	Weighted		Average	Weighted
		Remaining	Average		Remaining	Average
Range of		Contractual	Exercise/Grant		Contractual	Exercise/Grant
Exercise/Grant		Life	Price Per		Life	Price Per
Prices	Shares	(In Years)	Share	Shares	(In Years)	Share

$10.78 - $14.75	414,174	5.97	$11.04	288,483	5.40	$11.15
$15.22 - $19.41	316,723	2.37	15.77	316,723	2.37	15.77
$24.75 - $29.59	1,723,629	3.72	25.96	1,394,504	3.83	26.06
$30.11 - $39.21	160,889	3.40	30.92	125,872	3.39	30.86
$41.10 - $43.85	1,403,323	4.66	41.40	956,349	4.65	41.40
$46.06 - $55.25	100,640	6.34	51.88	27,352	5.19	48.35
$56.55 - $65.00	2,289,571	5.98	63.16	456,554	5.48	59.24

	6,408,949	4.84	$41.69	3,565,837	4.25	$32.64

The aggregate intrinsic value of exercisable stock-based awards as of September 30, 2006 was $75.1 million.
The following table summarizes the status of our non-vested stock awards as of September 30, 2006, and changes during the nine months ended September 30, 2006:

	Non-vested	Weighted Average		Weighted Average
	Stock	Grant Date	Non-vested	Grant Date
	Options and	Exercise Price Per	Restricted	Exercise Price Per
	SARs	Award	Stock	Award

Non-vested at January 1, 2006	3,669,229	$49.39	—	—
Granted	730,240	63.29	148,628	$62.00
Non-vested Dex Options Converted	224,597	12.73	—	—
Vested	(1,569,971)	44.71	—	—
Forfeitures	(210,983)	54.58	(9,650)	61.88

Non-vested at September 30, 2006	2,843,112	$53.04	138,978	$62.01

As of September 30, 2006, there was $51.3 million of total unrecognized compensation cost related to non-vested stock-based awards. The cost is expected to be recognized over a weighted average period of approximately two years. After applying the Company’s estimated forfeiture rate, we expect 2.7 million non-vested stock-based awards to vest over a weighted average period of approximately two years. The intrinsic value at September 30, 2006 of the non-vested stock-based awards expected to vest is $19.2 million and the corresponding weighted average grant date exercise price is $53.04 per share.
On February 21, 2006, the Company granted 0.1 million shares of restricted stock to certain employees, including executive officers. These restricted shares, which are settled in our common stock, were granted at a grant price of $64.26 per share, which was equal to the market value of the Company’s common stock on the date of grant, and vest ratably over three years. In accordance with SFAS No. 123 (R), we recognized non-cash compensation expense related to these restricted shares of $0.6 million and $2.3 million for the three and nine months ended September 30, 2006, respectively.

On February 21, 2006, the Company granted 0.6 million SARs to certain employees, not including executive officers, in conjunction with its annual grant of stock incentive awards. These SARs, which are settled in our common stock, were granted at a grant price of $64.26 per share, which was equal to the market value of the Company’s common stock on the grant date, and vest ratably over three years. On February 24, 2005, the Company granted 0.5 million SARs to certain employees, not including executive officers, in conjunction with its annual grant of stock incentive awards. These SARs, which are settled in our common stock, were granted at a grant price of $59.00 per share, which was equal to the market value of the Company’s common stock on the grant date, and vest ratably over three years. On July 28, 2004, the Company granted 0.9 million SARs to certain employees, including executive officers, in connection with the AT&T Directory Acquisition. These SARs, which are settled in our common stock, were granted at a grant price of $41.58 per share, which was equal to the market value of the Company’s common stock on the grant date, and initially were scheduled to vest entirely only after five years. The maximum appreciation of the July 28, 2004 SAR grants is 100% of the initial grant price. We recognized non-cash compensation expense related to these and other smaller SAR grants of $2.5 million and $1.4 million for the three months ended September 30, 2006 and 2005, respectively, and $12.6 million and $3.6 million for the nine months ended September 30, 2006 and 2005, respectively.
In connection with the Embarq Acquisition, the Company granted 1.5 million options (“Founders Grant”) to certain employees, including executive officers, during 2002. These options were granted in October 2002 at an exercise price equal to the market value of the Company’s common stock on the date of grant. However, the award of these options was contingent upon the successful closing of the Embarq Acquisition. Therefore, these options were subject to forfeiture until January 3, 2003, by which time the market value of the Company’s common stock exceeded the exercise price. Accordingly, these options were accounted for as compensatory options under APB No. 25 and resulted in a charge of $0.3 million and $0.8 million for the three and nine months ended September 30, 2005, respectively.
In connection with the Dex Media Merger, the Company granted on October 3, 2005, 1.1 million SARs to certain employees, including executive officers. These SARs were granted at an exercise price of $65.00 (above the then prevailing market price of our common stock) and vest ratably over three years. The award of these SARs was contingent upon the successful completion of the Dex Media Merger. We recognized non-cash compensation expense related to these SARs of $1.8 million and $7.3 million for the three and nine months ended September 30, 2006, respectively.
At January 31, 2006, stock-based awards outstanding under the existing Dex Media equity compensation plans totaled 4.0 million Dex Media option shares and had a weighted average exercise price of $5.48 per option share. As a result of the Dex Media Merger, all outstanding Dex Media equity awards were converted to RHD equity awards on February 1, 2006. Upon conversion to RHD equity awards, the number of securities to be issued upon exercise of outstanding awards totaled 1.7 million shares of RHD and had a weighted average exercise price of $12.73 per share. At September 30, 2006, the number of RHD shares remaining available for future issuance totaled 0.1 million under the Dex Media, Inc. 2004 Incentive Award Plan. For the three and nine months ended September 30, 2006, non-cash compensation expense related to these converted awards totaled $1.2 million and $3.2 million, respectively.
The Dex Media Merger triggered a change in control under the Company’s stock incentive plans. Accordingly, all awards granted to employees through January 31, 2006, with the exception of stock-based awards held by executive officers and members of the Board of Directors (who waived the change of control provisions of such awards), became fully vested. In addition, the vesting conditions related to the July 28, 2004 SARs grant, noted above, were modified as a result of the Dex Media Merger, and the SARs now vest ratably over three years from the date of grant. For the three and nine months ended September 30, 2006, $2.2 million and $12.9 million, respectively, of non-cash compensation expense, which is included in the total non-cash compensation expense amounts noted above, was recognized as a result of these modifications. Non-cash stock-based compensation expense relating to existing stock options held by executive officers and members of the Board of Directors as of January 1, 2006, which were not modified as a result of the Dex Media Merger, as well as non-cash stock-based compensation expense from smaller grants issued subsequent to the Dex Media Merger not mentioned above, totaled $3.8 million and $10.2 million for the three and nine months ended September 30, 2006, respectively.

Upon adoption of SFAS No. 123 (R), pro forma disclosure permitted by SFAS No. 123, Accounting for Stock Based Compensation (“SFAS No. 123”) is no longer a permitted alternative. As the Company adopted SFAS No. 123 (R), as of January 1, 2006, using the Modified Prospective Method, the Company has provided the following pro forma disclosures of the effect on net income and earnings (loss) per share for the three and nine months ended September 30, 2005 as if the Company had accounted for its employee stock awards granted under the fair value method of SFAS No. 123 for the 2005 periods.

	Three Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2005	2005

Net income, as reported	$27,147	$54,915

Add: Stock-based compensation expense included in reported net income, net of related tax effects	1,055	2,699

Less: Stock-based compensation expense that would have been included in the determination of net income if the fair value method had been applied to all awards, net of related tax effects	(2,041)	(5,749)

Pro forma net income	26,161	51,865
Loss on repurchase of Preferred Stock	—	133,681
Preferred dividend	2,977	9,215

Pro forma income (loss) available to common shareholders	$23,184	$(91,031)

Basic earnings (loss) per share
As reported	$0.65	$(2.78)
Pro forma	$0.63	$(2.87)

Diluted earnings (loss) per share
As reported	$0.62	$(2.78)
Pro forma	$0.59	$(2.87)
The weighted average fair value of stock-based awards granted during the three and nine months ended September 30, 2005 was $19.19 and $19.73 per share, respectively. The pro forma information noted above was determined based on the fair value of stock-based awards calculated using the Black-Scholes option-pricing model with the following assumptions:

September 30, 2005

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

New Accounting Pronouncements.
In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R) (“SFAS No. 158”). This statement requires recognition of the overfunded or underfunded status of defined benefit postretirement plans as an asset or liability in the statement of financial position and to recognize changes in that funded status in comprehensive income in the year in which the changes occur. SFAS No. 158 also requires measurement of the funded status of a plan as of the date of the statement of financial position. SFAS No. 158 is effective for recognition of the funded status of the benefit plans for fiscal years ending after December 15, 2006 and is effective for the measurement date provisions for fiscal years ending after December 15, 2008. The Company is currently evaluating the effect of SFAS No. 158 on its consolidated financial statements.
In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently assessing the impact the adoption of SFAS No. 157 will have on its consolidated financial position and results of operations.
In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements (“SAB No. 108”). SAB No. 108 provides guidance on how the effects of the carryover or reversal of prior year financial statement misstatements should be considered in quantifying a current year misstatement. SAB No. 108 describes two approaches to assessing the materially of misstatements; the “rollover” approach, which quantifies misstatements based on the amount of error originating in the current year income statement and the “iron curtain approach,” which quantifies misstatements based on the effects of correcting the cumulative effect existing in the balance sheet at the end of the current year. If under either approach misstatements are deemed material, a Company is required to adjust its financial statements, including correcting prior year financial statements, even if such correction was and continues to be immaterial to the prior year financial statements. SAB No. 108 is effective for fiscal years ending after November 15, 2006. The Company does not currently anticipate any adjustments resulting from the initial implementation of SAB No. 108.
In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes: An Interpretation of FASB Statement No. 109 (“FIN No. 48”). This interpretation clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109. FIN No. 48 prescribes a recognition threshold and measurement principles for the financial statement recognition and measurement of tax positions taken or expected to be taken on a tax return. This interpretation is effective for fiscal years beginning after December 15, 2006 and as such, RHD will adopt FIN No. 48 on January 1, 2007. The Company is currently assessing the impact the adoption of FIN No. 48 will have on its consolidated financial position and results of operations.
The Company has reviewed other new accounting standards not identified above and does not believe any other new standards will have a material impact on the Company’s financial position or operating results.
3. Acquisitions
On January 31, 2006, we completed the Dex Media Merger for an equity purchase price of $4.1 billion. Pursuant to the Agreement and Plan of Merger dated October 3, 2005 (“Merger Agreement”), each issued and outstanding share of Dex Media common stock was converted into $12.30 in cash and 0.24154 of a share of RHD common stock, resulting in an aggregate cash value of $1.9 billion and aggregate stock value of $2.2 billion, based on 36,547,381 newly issued shares of RHD common stock valued at $61.82 per share. The $61.82 share price used to value the common shares issued in the Dex Media Merger was based on the average closing price of RHD’s common stock for the two business days before and after the announcement of the Dex Media Merger on October 3, 2005, in accordance with EITF 95-19, Determination of the Measurement Date for the Market Price of Securities Issued in a Purchase Business Combination. Additionally, we assumed Dex Media’s outstanding indebtedness on January 31, 2006 with a fair value of $5.5 billion. The total allocable purchase price also includes transaction costs of $26.7 million that were directly related to the Dex Media Merger, severance and related costs for certain Dex Media employees of $11.4 million and Dex Media vested equity awards outstanding as of January 31, 2006 with an estimated fair value of $77.4 million (for a total aggregate purchase price of $9.7 billion). Upon completion of the Dex Media Merger, the Company’s stockholders and Dex Media’s former stockholders owned approximately 47%

and 53% of the Company’s common stock, respectively. The results of the Dex Media Business have been included in the Company’s operating results commencing February 1, 2006.
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
The primary purpose of these acquisitions was to transform the Company into a leading publisher of yellow pages directories. These acquisitions were accounted for as purchase business combinations in accordance with SFAS No. 141, Business Combinations (“SFAS No. 141”). Each purchase price was allocated to the related tangible and identifiable intangible assets acquired and liabilities assumed based on their respective estimated fair values on the acquisition dates with the remaining consideration recorded as goodwill. Certain long-term intangible assets were identified and recorded at their estimated fair values. Identifiable intangible assets acquired include directory services agreements between the Company and Qwest, the Company and AT&T and the Company and Embarq, a non-competition agreement between the Company and Sprint, customer relationships and acquired trademarks and trade names. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”), the fair values of the identifiable intangible assets are being amortized over their estimated useful lives in a manner that best reflects the economic benefits derived from such assets. Goodwill is not amortized but is subject to impairment testing on an annual basis. See Note 4, “Intangible Assets and Goodwill,” for a further description of our intangible assets and goodwill.
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

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed in the Dex Media Merger on January 31, 2006:

Current assets	$775,864
Non-current assets	108,084
Intangible assets	8,920,000
Goodwill	2,555,487

Total assets acquired	12,359,435
Current liabilities	(299,222)
Non-current liabilities	(7,824,294)

Total liabilities assumed	(8,123,516)

Net assets acquired	$4,235,919

The following unaudited condensed pro forma information has been prepared in accordance with Article 11 of Regulation S-X and SFAS No. 141 for the three and nine months ended September 30, 2006 and 2005 and assumes the Dex Media Merger and related financing occurred on January 1, 2005. The following unaudited condensed pro forma information does not purport to represent what the Company’s results of operations would actually have been if the Dex Media Merger had in fact occurred on January 1, 2005 and is not necessarily representative of results of operations for any future period. The following unaudited pro forma financial information excludes the impact of purchase accounting relating to deferred revenue and deferred directory costs associated with the Dex Media Business.

	Three Months Ended		Nine Months Ended
(in millions, except per share amounts)	September 30,		September 30,
	2006	2005	2006	2005

Net revenue	$665.8	$679.0	$2,018.9	$2,024.9
Operating income	282.3	293.6	848.7	898.4
Net income	44.5	53.4	132.7	169.7
Diluted earnings per share	$0.62	$0.76	$1.87	$2.43
On September 6, 2006, the Company acquired Local Launch, Inc. (“Local Launch”) (the “Local Launch Acquisition”). Local Launch is a leading local search products, platform, and fulfillment provider that enables resellers to sell Internet advertising solutions to local advertisers. Local Launch specializes in search through publishing, distribution, directory, and organic marketing products. The purpose of the Local Launch Acquisition was to support the expansion of our current local online search offerings and provide new, innovative solutions to enhance our local online search marketing capabilities.
The Local Launch Acquisition was accounted for as a purchase business combination and the purchase price has been charged to goodwill. We anticipate completion of the purchase price allocation to the tangible and identifiable intangible assets acquired and liabilities assumed during the fourth quarter of 2006. Subsequent information could come to our attention that may require us to revise the purchase price allocation during the one year period from the September 6, 2006 closing date. The results of the Local Launch business are included in our consolidated results from and after September 6, 2006. The Local Launch business now operates as a direct wholly owned subsidiary of RHD.
4. Intangible Assets and Goodwill
As a result of the Dex Media Merger, AT&T Directory Acquisition and the Embarq Acquisition, certain intangible assets were identified and recorded at their estimated fair values. Amortization expense was $73.4 million and $18.1 million for the three months ended September 30, 2006 and 2005, respectively, and $199.8 million and $54.3 million for the nine months ended September 30, 2006 and 2005, respectively. The acquired intangible assets and their respective book values at September 30, 2006 are shown in the table below.

	Directory	Local	National
	Services	Customer	CMR	Trade	Advertising
	Agreements	Relationships	Relationships	Names	Commitment	Total

Initial fair value:
Qwest	$7,320,000	$880,000	$205,000	$490,000	$25,000	$8,920,000
AT&T	952,500	90,000	55,000	—	—	1,097,500
Embarq	1,625,000	200,000	60,000	30,000	—	1,915,000

Total	9,897,500	1,170,000	320,000	520,000	25,000	11,932,500
Accumulated amortization	278,690	51,836	17,906	29,278	1,388	379,098

Net intangible assets	$9,618,810	$1,118,164	$302,094	$490,722	$23,612	$11,553,402

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
Directory services agreements between AT&T and the Company include a directory services license agreement, a non-competition agreement, an Internet Yellow Pages reseller agreement and a directory publishing listing agreement (collectively, “AT&T Directory Services Agreements”) with certain affiliates of AT&T. The directory services license agreement designates us as the official and exclusive provider of yellow pages directory services for AT&T (and its successors) in Illinois and Northwest Indiana (the “Territory”), grants us the exclusive license (and obligation as specified in the agreement) to produce, publish and distribute white pages directories in the Territory as AT&T’s agent and grants us the exclusive license (and obligation as specified in the agreement) to use the AT&T brand and logo on print directories in the Territory. The non-competition agreement prohibits AT&T (and its affiliates and successors), with certain limited exceptions, from (1) producing, publishing and distributing yellow and white pages print directories in the Territory, (2) soliciting or selling local or national yellow or white pages advertising for inclusion in such directories, and (3) soliciting or selling local Internet yellow pages advertising for certain Internet yellow pages directories in the Territory or licensing AT&T marks to any third party for that purpose. The Internet Yellow Pages reseller agreement gives us the exclusive right to sell local Internet yellow pages advertising and the non-exclusive right to sell Internet yellow pages advertising with respect to geographies outside the Territory to any advertiser (excluding national advertisers) located inside the Territory onto AT&T’s YellowPages.com platform (and any successor products as specified in the agreement). The directory publishing listing agreement gives us the right to purchase and use basic AT&T subscriber listing information and updates for the purpose of publishing directories. The AT&T Directory Services Agreements (other than the Internet Yellow Pages reseller agreement) have initial terms of 50 years, subject to automatic renewal and early termination under specified circumstances. The Internet Yellow Pages reseller agreement has a term of 5 years. The fair value assigned to the AT&T Directory Services Agreements and the Internet Yellow Pages reseller agreement of $950.0 million and $2.5 million, respectively, was based on the present value of estimated future cash flows and is being amortized under the straight-line method over 50 years and 5 years, respectively.
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
The fair values of local and national customer relationships obtained as a result of the Dex Media Merger were determined using the multi-period excess earnings method. The fair values of local and national customer relationships obtained as a result of the AT&T Directory Acquisition and Embarq Acquisition were determined based on the present value of estimated future cash flows. These intangible assets are being amortized under the “income forecast” method, which assumes the value derived from customer relationships is greater in the earlier years and steadily declines over time. The weighted average useful life of these relationships is approximately 20 years. The amortization of local customer relationships obtained as a result of the Dex Media Merger will not commence until the cost uplift resulting from purchase accounting is substantially amortized.
The fair value of acquired trade names obtained as a result of the Dex Media Merger and Embarq Acquisition was determined based on the “relief from royalty” method, which values the trade names based on the estimated amount that a company would have to pay in an arms length transaction to use these trade names. These assets are being amortized under the straight-line method over 15 years.
The excess purchase price for the Dex Media Merger, AT&T Directory Acquisition and the Embarq Acquisition over the net tangible and identifiable intangible assets acquired of $2.6 billion, $222.0 million and $97.0 million, respectively, was recorded as goodwill. During the third quarter of 2006, we adjusted goodwill related to the Dex Media Merger to reflect a decrease in the acquired accounts receivable and an increase in the acquired sales claims allowance of $6.1 million, offset by tax effects of all goodwill adjustments of $5.2 million. Also, during the third quarter of 2006, we recorded an adjustment increasing goodwill from the Dex Media Merger by approximately $0.8 million related to a restructuring plan associated with the Dex Media Merger. See Note 7, “Restructuring Charges” for additional information regarding this adjustment. Until January 31, 2007, additional information could come to our attention that may require us to further revise the purchase price allocation in connection with the Dex Media Merger. The total amount of goodwill that is expected to be deductible for tax purposes related to the Dex Media Merger is approximately $2.4 billion. All other changes to goodwill during the third quarter of 2006 resulted from the Local Launch Acquisition.
In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, goodwill is not amortized, but is subject to periodic impairment testing. No impairment losses were recorded during this period.

5. Long-Term Debt
Long-term debt of the Company at September 30, 2006, including fair value adjustments required by GAAP as a result of the Dex Media Merger, and December 31, 2005 consisted of the following:

	September 30, 2006	December 31, 2005

RHD
6.875% Senior Notes due 2013	$300,000	$300,000
6.875% Series A-1 Senior Discount Notes due 2013	334,413	—
6.875% Series A-2 Senior Discount Notes due 2013	604,692	—
8.875% Series A-3 Senior Notes due 2016	1,210,000	—
R.H. Donnelley Inc. (“RHDI”)
Credit Facility	1,968,736	2,170,915
8.875% Senior Notes due 2010	7,934	7,934
10.875% Senior Subordinated Notes due 2012	600,000	600,000
Dex Media, Inc.
8% Senior Notes due 2013	513,723	—	*
9% Senior Discount Notes due 2013	649,376	—	*
Dex Media East
Credit Facility	679,482	—	*
9.875% Senior Notes due 2009	478,034	—	*
12.125% Senior Subordinated Notes due 2012	390,523	—	*
Dex Media West
Credit Facility	1,533,086	—	*
8.5% Senior Notes due 2010	403,917	—	*
5.875% Senior Notes due 2011	8,788	—	*
9.875% Senior Subordinated Notes due 2013	833,724	—	*

Total RHD Consolidated	10,516,428	3,078,849
Less current portion	364,079	100,234

Long-term debt	$10,152,349	$2,978,615

*	The debt balances acquired as a result of the Dex Media Merger were not obligations of RHD at December 31, 2005.
Credit Facilities
RHDI
As of September 30, 2006, RHDI’s senior secured credit facility, as amended and restated (“RHDI Credit Facility”), consists of a $323.4 million Term Loan A-4, a $350 million Term Loan D-1, a $1,422.0 million Term Loan D-2 and a $175.0 million Revolving Credit Facility (the “RHDI Revolver”) for an aggregate RHDI Credit Facility of $2,270.4 million. All Term Loans require quarterly principal and interest payments. The RHDI Credit Facility provides for a new Term Loan C for potential borrowings up to $400 million, such proceeds, if borrowed, to be used to fund acquisitions, refinance certain indebtedness or to make certain restricted payments. As of September 30, 2006, the outstanding balances of Term Loans A-4, D-1, and D-2 totaled $1,968.7 million, comprised of $197.6 million, $345.2 million and $1,407.5 million, respectively, and $18.4 million was outstanding under the RHDI Revolver (with an additional $0.4 million utilized under a standby letter of credit). The RHDI Revolver and Term Loan A-4 mature in December 2009 and Term Loans D-1 and D-2 mature in June 2011. The weighted average interest rate of outstanding debt under the RHDI Credit Facility was 6.88% and 6.21% at September 30, 2006 and December 31, 2005, respectively.

As amended, as of September 30, 2006, RHDI’s Credit Facility bears interest, at our option, at either:
•	The higher of (i) a base rate as determined by the Administrative Agent, Deutsche Bank Trust Company Americas and (ii) the Federal Funds Effective Rate (as defined) plus 0.50%, and in each case, plus a 0.25% margin on the RHDI Revolver and Term Loan A-4 and a 0.50% margin on Term Loan D-1 and Term Loan D-2; or

•	The LIBOR rate plus a 1.25% margin on the RHDI Revolver and Term Loan A-4 and a 1.50% margin on Term Loan D-1 and Term Loan D-2. We may elect interest periods of 1, 2, 3 or 6 months (or 9 or 12 months if, at the time of the borrowing, all lenders agree to make such term available), for LIBOR borrowings.
Dex Media East
As of September 30, 2006, the Dex Media East credit facility, as amended and restated in connection with the Dex Media Merger, consists of revolving loan commitments (“Dex Media East Revolver”) and term loan commitments. The Dex Media East Revolver consists of a total principal amount of $100.0 million, which is available for general corporate purposes, subject to certain conditions. The Dex Media East term loans consist of a tranche A term loan with an initial total principal amount of $690.0 million and a tranche B term loan with an initial total principal amount of $429.0 million. As of September 30, 2006, the principal amounts owing under the tranche A and tranche B term loans totaled $679.5 million, comprised of approximately $255.1 million and $420.0 million, respectively, and $4.4 million was outstanding under the Dex Media East Revolver (with an additional $1.4 million utilized under two standby letters of credit). The tranche A and tranche B term loans were available only to fund a portion of Dex Media Inc.’s acquisition of Dex East and a portion of the acquisition of Dex West. The Dex Media East Revolver and tranche A term loan will mature in November 2008, and the tranche B term loan will mature in May 2009. The weighted average interest rate of outstanding debt under the Dex Media East credit facility was 6.83% at September 30, 2006.
As amended, as of September 30, 2006, the Dex Media East credit facility bears interest, at our option, at either:
•	The higher of (i) the base rate determined by the Administrative Agent, JP Morgan Chase Bank, N.A. and (ii) the Federal Funds Effective Rate (as defined) plus 0.50%, and in each case, plus a 0.25% margin on the Dex Media East Revolver and Term Loan A and a 0.50% margin on Term Loan B; or

•	The LIBOR rate plus a 1.25% margin on the Dex Media East Revolver and Term Loan A and a 1.50% margin on Term Loan B. We may elect interest periods of 1, 2, 3, or 6 months (or 9 or 12 months if, at the time of the borrowing, all lenders agree to make such term available), for LIBOR borrowings.
Dex Media West
As of September 30, 2006, the Dex Media West credit facility, as amended and restated in connection with the Dex Media Merger, consists of revolving loan commitments (“Dex Media West Revolver”) and term loan commitments. The Dex Media West Revolver consists of a total principal amount of $100.0 million, which is available for general corporate purposes, subject to certain conditions. The Dex Media West term loans consist of a tranche A term loan with a total principal amount of $960.0 million, a tranche B-1 term loan with a total principal amount of $503.0 million, and a tranche B-2 term loan with a total available principal amount of $834.3 million. As of September 30, 2006, the principal amounts owed under the tranche A, tranche B-1, and tranche B-2 term loans totaled $1,533.1 million, comprised of approximately $293.7 million, $416.3 million, and $790.4 million, respectively, and $32.7 million was outstanding under the Dex Media West Revolver. The tranche A and tranche B term loan commitments were available only to fund a portion of Dex Media Inc.’s acquisition of Dex West. The tranche B-1 term loan in the amount of $444.2 million was utilized to redeem Dex Media West’s senior notes that were put to Dex Media West in connection with the change of control offer associated with the Dex Media Merger and to fund a portion of the cash consideration paid to Dex Media Inc.’s stockholders in connection with the Dex Media Merger. The other $58.8 million was cancelled and withdrawn. The tranche A term loan and Dex Media West Revolver will mature in September 2009 and the tranche B-1 and B-2 term loans will mature in March 2010. The weighted average interest rate of outstanding debt under the Dex Media West credit facility was 6.87% at September 30, 2006.

As amended, as of September 30, 2006, the Dex Media West credit facility bears interest, at our option, at either:
•	The higher of (i) the base rate determined by the Administrative Agent, JP Morgan Chase Bank, N.A. and (ii) the Federal Funds Effective Rate (as defined) plus 0.50%, and in each case, plus a 0.25% margin on the Dex Media West Revolver and Term Loan A and a 0.50% margin on Term Loan B-1 and Term Loan B-2; or

•	The LIBOR rate plus a 1.25% margin on the Dex Media West Revolver and Term Loan A and a 1.50% margin on Term Loan B-1 and Term Loan B-2. We may elect interest periods of 1, 2, 3, or 6 months (or 9 or 12 months if, at the time of the borrowing, all lenders agree to make such term available), for LIBOR borrowings.
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
RHDI
In connection with the Embarq Acquisition, RHDI issued $325 million 8.875% Senior Notes due 2010 (“Senior Notes”) and $600 million 10.875% Senior Subordinated Notes due 2012 (“Subordinated Notes”). The Company and the direct and indirect wholly owned subsidiaries of RHDI jointly and severally, fully and unconditionally, guarantee these notes. These notes are unsecured obligations of RHDI and interest is paid on these notes semi-annually on June 15th and December 15th. On December 20, 2005, we repurchased through a tender offer and exit consent solicitation $317.1 million of the Senior Notes. Proceeds from the RHDI Credit Facility’s $350 million Term Loan D-1 were used to fund the partial repurchase of the Senior Notes, a call premium of $25.3 million and pay transaction costs of the tender offer. The partial repurchase of the Senior Notes has been accounted for as an extinguishment of debt.

Dex Media, Inc.
Dex Media, Inc. has issued $500 million aggregate principal amount of 8% senior notes due 2013. Interest is payable on May 15th and November 15th of each year. As of September 30, 2006, $500 million aggregate principal amount was outstanding excluding fair value adjustments.
Dex Media, Inc. has issued $750 million aggregate principal amount of 9% senior discount notes due 2013, under two indentures. Under the first indenture totaling $389 million aggregate principal amount, the 9% senior discount notes were issued at an original issue discount with interest accruing at 9%, per annum, compounded semi-annually. Interest accrues in the form of increased accreted value until November 15, 2008 (“Full Accretion Date”), at which time the accreted value will be equal to the full principal amount at maturity. Under the second indenture totaling $361 million aggregate principal amount, interest accrues at 8.37% per annum, compounded semi-annually, which creates a premium at the Full Accretion Date that will be amortized over the remainder of the term. After November 15, 2008, the 9% senior discount notes bear cash interest at 9% per annum, payable semi-annually on May 15th and November 15th of each year. No cash interest will accrue on the discount notes prior to the Full Accretion Date. As of September 30, 2006, $749.9 million aggregate principal amount was outstanding excluding fair value adjustments.
Dex Media East
Dex Media East issued $450 million aggregate principal amount of 9.875% senior notes due 2009. Interest is payable on May 15th and November 15th of each year. As of September 30, 2006, $449.7 million aggregate principal amount was outstanding excluding fair value adjustments.
Dex Media East issued $525 million aggregate principal amount of 12.125% senior subordinated notes due 2012. Interest is payable on May 15th and November 15th of each year. As of September 30, 2006, $341.3 million aggregate principal amount was outstanding excluding fair value adjustments.
Dex Media West
Dex Media West issued $385 million aggregate principal amount of 8.5% senior notes due 2010. Interest is payable on February 15th and August 15th of each year. As of September 30, 2006, $385 million aggregate principal amount was outstanding excluding fair value adjustments.
Dex Media West issued $300 million aggregate principal amount of 5.875% senior notes due 2011. Interest is payable on May 15th and November 15th of each year. As of September 30, 2006, $8.7 million aggregate principal amount was outstanding excluding fair value adjustments.
Dex Media West issued $780 million aggregate principal amount of 9.875% senior subordinated notes due 2013. Interest is payable on February 15th and August 15th of each year. As of September 30, 2006, $761.7 million aggregate principal amount was outstanding excluding fair value adjustments.
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

As a result of the Dex Media Merger, an adjustment was established to record the acquired debt at fair value on January 31, 2006. This fair value adjustment is amortized as a reduction of interest expense over the remaining terms of the related debt agreements using the effective interest method. A total premium of $222.3 million was recorded upon consummation of the Dex Media Merger as follows:

Dex Media Inc.
8% Senior Notes due 2013	$15,000
9% Senior Discount Notes due 2013	17,177
Dex Media East
Credit Facility	—
9.875% Senior notes due 2009	34,290
12.125% Senior subordinated notes due 2012	54,600
Dex Media West
Credit Facility	—
8.5% Senior notes due 2010	22,138
5.875% Senior notes due 2011	76
9.875% Senior subordinated notes due 2013	79,022

Total	$222,303

As of September 30, 2006, the unamortized fair value adjustment due to purchase accounting was $198.3 million, which does not impact future scheduled interest or principal payments.
6. Redeemable Preferred Stock and Warrants
We have 10,000,000 shares of Preferred Stock authorized for issuance. In a series of transactions related to the Embarq Acquisition in November 2002 and January 2003, we issued through a private placement 200,604 shares of Preferred Stock and warrants to purchase 1.65 million shares of our common stock to the GS Funds for gross proceeds of $200 million. Exercise prices related to the warrants range between $26.28 and $28.62 per share, which are exercisable at any time during a five-year term. On January 27, 2006, we completed the GS Repurchase and as a result, there are no outstanding shares of our Preferred Stock. At December 31, 2005, we had 100,301 shares of Preferred Stock outstanding. The warrants remain outstanding following the GS Repurchase. See Note 12, “Subsequent Events” for information regarding the warrant purchase agreement executed on November 2, 2006 between the Company and the GS Funds.
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
The net proceeds received from the issuance of Preferred Stock were allocated to the Preferred Stock, warrants and the beneficial conversion feature (“BCF”) of the Preferred Stock based on their relative fair values. The fair value of the Preferred Stock was estimated using the Dividend Discount Method, which determines the fair value based on the discounted cash flows of the security. The BCF is a function of the conversion price of the Preferred Stock, the fair value of the warrants and the fair market value of the underlying common stock on the date of issuance. In connection with each issuance of our Preferred Stock and each subsequent quarterly dividend date through September 30, 2005, a BCF was recorded because the fair value of the underlying common stock at the time of issuance was greater than the conversion price of the Preferred Stock. The BCF has been treated as a deemed dividend because the Preferred Stock was convertible into common stock immediately after issuance. Commencing October 3, 2005, the Preferred Stock was no longer convertible into common stock, and consequently, we no longer recognized any BCF. The Preferred Stock dividend for the three and nine months ended September 30, 2005 of $3.0 million and $9.2 million, respectively, consisted of the stated 8% dividend of $2.5 million and $7.6 million, respectively, and a BCF of $0.5 million and $1.6 million, respectively.

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
Subject to the preceding paragraph, the GS Funds retained their warrants to purchase approximately 1.65 million shares of the Company’s common stock. See Note 12, “Subsequent Events” for information regarding the warrant purchase agreement executed on November 2, 2006 between the Company and the GS Funds.
As a result of the GS Repurchase, the recorded value of the Preferred Stock was accreted to its redemption value of $336.1 million at January 27, 2006. For the nine months ended September 30, 2006, the accretion in redemption value from December 31, 2005 of $2.0 million, which represented accrued dividends and interest, was recorded as a reduction to income available to common shareholders and the reversal of the previously recorded BCF of approximately $31.2 million related to these shares was recognized as an increase to income available to common shareholders on the Consolidated Statement of Operations.
On May 30, 2006, RHD redeemed the outstanding preferred stock purchase rights issued pursuant to the Company’s stockholder rights plan at a redemption price of one cent per right for a total redemption payment of $0.7 million. This payment has been recorded as a charge to retained earnings for the nine months ended September 30, 2006.

7. Restructuring Charges
The table below shows the activity in our restructuring reserves for the three and nine months ended September 30, 2006.

	2003	2005	2006
	Restructuring	Restructuring	Restructuring
	Actions	Actions	Actions	Total

Three months ended September 30, 2006
Balance at June 30, 2006	$1,276	$5,740	$10,028	$17,044
Additions to reserve charged to goodwill	—	—	787	787
Payments	(169)	(194)	(3,220)	(3,583)

Balance at September 30, 2006	$1,107	$5,546	$7,595	$14,248

Nine months ended September 30, 2006
Balance at December 31, 2005	$1,577	$6,472	$—	$8,049
Additions to reserve charged to goodwill	—	—	11,416	11,416
Payments	(470)	(926)	(3,821)	(5,217)

Balance at September 30, 2006	$1,107	$5,546	$7,595	$14,248

During the three and nine months ended September 30, 2006, $0.8 million and $11.4 million, respectively, was charged to goodwill representing severance and related costs for certain Dex Media executive officers and employees in connection with the Dex Media Merger. Payments of $3.2 million and $3.8 million, respectively, were made to employees for severance and related costs during the three and nine months ended September 30, 2006. We will continue to assess the restructuring plan related to the Dex Media Merger, which may include updates to employee severance and relocation, facility utilization charges and a review of assets for impairment. The Company anticipates completion of the restructuring plan during the fourth quarter of 2006.
During the first quarter of 2005, we completed a restructuring relating to the integration of the AT&T Directory Business. Approximately 63 employees were affected by the restructuring, 57 were terminated during the first quarter of 2005, and 6 were relocated to our corporate headquarters in Cary, North Carolina. Additionally, we have vacated certain of our leased facilities in Chicago, Illinois. We estimated the costs associated with the terminated employees and the abandonment of certain of our leased facilities to be approximately $8.8 million and such costs were charged against goodwill during the first quarter of 2005. Payments made with respect to severance and relocation during the three months ended September 30, 2006 were less than $0.1 million and were $0.1 million for the nine months ended September 30, 2006. Payments of $0.3 million and $1.3 million were made with respect to severance and relocation during the three and nine months ended September 30, 2005. Payments of $0.2 million and $0.8 million, net of sublease income, were made during the three and nine months ended September 30, 2006, respectively, with respect to leased facilities in Chicago, Illinois. Payments of $0.3 million and $0.7 million, net of sublease income, were made with respect to the leased facilities for the three and nine months ended September 30, 2005, respectively. The remaining lease payments will be made through 2012.
Following the Embarq Acquisition on January 3, 2003, we consolidated publishing and technology operations, sales offices and administrative personnel and relocated the headquarters functions from Overland Park, Kansas and Purchase, New York to Cary, North Carolina. Approximately 140 people were affected by the relocation of the headquarters functions in Overland Park, Kansas and Purchase, New York, of whom 75 have been included in the restructuring reserve. The remaining 65 people relocated with the Company. In 2003, a $2.2 million reserve was recorded, with an offsetting charge to goodwill, representing the closure of the pre-press publishing facility operated in Blountville, Tennessee. The reserve represented the remaining lease payments, net of estimated sub-lease income, on the pre-press facility. Net payments of $0.1 million and $0.2 million were made with respect to the former pre-press publishing facility during the three and nine months ended September 30, 2006, respectively. Net payments with respect to the former pre-press publishing facility were less than $0.1 million for the three months ended September 30, 2005 and were $0.2 million for the nine months ended September 30, 2005. Remaining payments will be made through 2012. A reserve of $2.1 million was recorded during the second quarter of 2004, representing the estimated fair value of the remaining lease payments, net of estimated sub-lease income, on the former headquarters office lease in New York. Net payments of $0.1 million and $0.3 million were made with respect to the former headquarters office lease during the three and nine months ended September 30, 2006, respectively. Net payments of $0.2 million and $0.7 million were made with respect to the former headquarters office lease during the three and nine months ended September 30, 2005, respectively. Payments will be made through the remainder of 2006.
8. Benefit Plans
Retirement Plans. We have a cash balance defined benefit pension plan covering substantially all legacy RHD employees with at least one year of service. The benefits to be paid to employees are based on age, years of service and a percentage of total annual compensation. The percentage of compensation allocated to a retirement account ranges from 3.0% to 12.5% depending on age and years of service (“cash balance benefit”). Benefits for certain employees who were participants in the predecessor The Dun & Bradstreet Corporation (“D&B”) defined benefit pension plan are also determined based on the participant’s average compensation and years of service (“final average pay benefit”) and benefits to be paid will equal the greater of the final average pay benefit or the cash balance benefit. Pension costs, on an annual basis, are determined using the projected unit credit actuarial cost method. Our funding policy is to contribute an amount at least equal to the minimum legal funding requirement. We were not required to make and have not made any contributions for the three and nine months ended September 30, 2006. In addition, no contributions were required or made for the three and nine months ended September 30, 2005. The underlying pension plan assets are invested in diversified portfolios consisting primarily of equity and debt securities. A measurement date of December 31 is used for the majority of our plan assets.
As a result of the Dex Media Merger, we also have a noncontributory defined benefit pension plan covering substantially all management and occupational (union) employees within Dex Media. Pension costs, on an annual basis, are determined using the projected unit credit actuarial cost method. Our funding policy is to contribute with the objective of accumulating sufficient assets to pay all benefits when due. No contributions were required or made for the three and eight months ended September 30, 2006. The underlying pension plan assets are invested in diversified portfolios consisting primarily of equity and debt securities. A measurement date of December 31 is used for all of our plan assets.
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

Information presented below for the three and nine months ended September 30, 2006 includes combined amounts for the legacy RHD benefit plans as well as the acquired Dex Media benefit plans for the three and eight months ended September 30, 2006. Information presented below for the three and nine months ended September 30, 2005 excludes amounts relating to the Dex Media benefit plans since they were not obligations of the Company at that time. In accordance with SFAS No. 132, Employers’ Disclosures About Pensions and Other Postretirement Benefits (Revised 2003), the following table provides the components of net periodic benefit cost for the three and nine months ended September 30, 2006 and 2005:

	Pension Benefits
	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2006	2005	2006	2005

Service cost	$3,339	$1,183	$9,668	$3,867
Interest cost	4,372	1,610	12,258	4,796
Expected return on plan assets	(4,908)	(2,091)	(14,295)	(6,271)
Unrecognized prior service cost	33	28	117	104
Amortization of unrecognized loss	468	343	1,386	983

Net periodic benefit cost	$3,304	$1,073	$9,134	$3,479

	Postretirement Benefits
	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2006	2005	2006	2005

Service cost	$725	$187	$1,996	$563
Interest cost	1,239	273	3,408	817
Unrecognized prior service cost	203	240	646	720
Amortization of unrecognized loss	65	25	156	75

Net periodic benefit cost	$2,232	$725	$6,206	$2,175

On July 1, 2006, a settlement of Dex Media’s defined benefit pension obligation occurred as defined by SFAS No. 88, Employers’ Accounting for Settlements and Curtailments of Defined Benefit Plans and for Termination Benefits. At that time, lump sum payments to participants exceeded the sum of the service cost plus the interest cost component of the net periodic pension costs for the year. The settlement resulted in the recognition of $0.8 million in actuarial gains. In addition, the 2006 pension expense was recomputed based on the assumptions at the settlement date, including an increase in the discount rate from 5.50% to 6.25%. This resulted in a decrease to pension expense of $0.6 million for the remainder of the year. The impact of settlement accounting will be remeasured and adjusted, if necessary, at December 31, 2006.
The Company expects to make contributions of approximately $16.8 million to its pension and postretirement benefit plans in 2007.
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
During the three and nine months ended September 30, 2006, there were no material changes to the information set forth in the 2005 10-K regarding the Legacy Tax Matter (as defined in the 2005 10-K).
Collective Bargaining Agreements
As of September 30, 2006, 13% and 24% of RHD’s employees were members of the International Brotherhood of Electrical Workers (“IBEW”) and the Communication Workers of America (“CWA”), respectively. In May 2006, Dex Media and the IBEW executed a new three year collective bargaining agreement that expires in May 2009. On October 14, 2006, Dex Media reached a tentative agreement for a new three year collective bargaining agreement with the CWA. A ratification vote by CWA members is expected by the end of the year.
11. Guarantees
R.H. Donnelley Inc. is a direct wholly owned subsidiary of the Company and the issuer of the Senior Notes and Subordinated Notes. The Company and the direct and indirect 100% owned subsidiaries of R.H. Donnelley Inc. jointly and severally, fully and unconditionally, guarantee these debt instruments. At September 30, 2006 and December 31, 2005, R.H. Donnelley Inc.’s direct wholly-owned subsidiaries were R.H. Donnelley Publishing & Advertising, Inc., R.H. Donnelley APIL, Inc., DonTech Holdings, LLC, The DonTech II Partnership, R.H. Donnelley Publishing & Advertising of Illinois Holdings, LLC, R.H. Donnelley Publishing & Advertising of Illinois Partnership and Get Digital Smart.com Inc. Local Launch is a direct wholly owned subsidiary of the Company and its financial results for the three and nine months ended September 30, 2006 are presented in the tables below under the R.H. Donnelley Corporation (Parent) heading.
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

R.H. Donnelley Corporation
Consolidating Condensed Balance Sheet
September 30, 2006

	R.H. Donnelley	R.H.		Dex Media,		Consolidated
	Corporation	Donnelley Inc.	Guarantor	Inc. and		R.H. Donnelley
	(Parent)	(Issuer)	Subsidiaries	Subsidiaries	Eliminations	Corporation

Assets

Cash and cash equivalents	$143,630	$604	$4,016	$4,804	$—	$153,054
Accounts receivable, net	316	—	424,996	583,261	—	1,008,573
Deferred directory costs	—	—	70,635	178,654	—	249,289
Other current assets	6,464	20,345	19,106	62,087	(9,601)	98,401

Total current assets	150,410	20,949	518,753	828,806	(9,601)	1,509,317

Investment in subsidiaries	4,529,440	1,634,262	—	—	(6,163,702)	—
Fixed assets, net	2,966	66,286	5,870	95,499	—	170,621
Other non-current assets	129,590	65,674	1,086	7,528	(66,798)	137,080
Intercompany notes receivable	—	2,130,957	(2,130,957)	—	—	—
Intangible assets, net	—	—	2,777,314	8,776,088	—	11,553,402
Goodwill	13,720	—	319,014	2,555,487	—	2,888,221

Total assets	$4,826,126	$3,918,128	$1,491,080	$12,263,408	$(6,240,101)	$16,258,641

Liabilities and Shareholders’ Equity

Accounts payable & accrued liabilities	$4,786	$28,210	$24,809	$66,519	$86	$124,410
Accrued interest	41,844	28,244	—	79,007	—	149,095
Deferred directory revenue	—	—	431,728	711,748	—	1,143,476
Short-term deferred income taxes, net	—	52,678	40,756	—	(10,148)	83,286
Current portion LTD.	—	82,167	—	281,912	—	364,079

Total current liabilities	46,630	191,299	497,293	1,139,186	(10,062)	1,864,346

Intercompany, net	412,239	403,707	(812,544)	(2,993)	(409)	—
Long-term debt	2,449,105	2,494,503	—	5,208,741	—	10,152,349
Deferred income taxes, net	—	—	146,119	2,059,192	(65,504)	2,139,807
Other long-term liabilities	9,242	42,453	25,950	129,864	(14,280)	193,229

Shareholders’ equity	1,908,910	786,166	1,634,262	3,729,418	(6,149,846)	1,908,910

Total liabilities and shareholders’ equity	$4,826,126	$3,918,128	$1,491,080	$12,263,408	$(6,240,101)	$16,258,641

R.H. Donnelley Corporation
Consolidating Condensed Balance Sheet
December 31, 2005

	R.H. Donnelley				Consolidated
	Corporation	R.H. Donnelley Inc.	Guarantor		R.H. Donnelley
	(Parent)	(Issuer)	Subsidiaries	Eliminations	Corporation

Assets

Cash and cash equivalents	$830	$2,703	$4,260	$—	$7,793
Accounts receivable, net	—	—	451,591	—	451,591
Deferred directory costs	—	—	67,686	—	67,686
Other current assets	—	27,520	52,327	(32,433)	47,414

Total current assets	830	30,223	575,864	(32,433)	574,484

Investment in subsidiaries	662,971	1,514,314	—	(2,177,285)	—
Fixed assets, net	—	50,059	5,628	—	55,687
Other non-current assets	12,197	186,616	1,669	(108,949)	91,533
Intercompany receivable		24,919	213,545	(238,464)	—
Intercompany notes receivable	—	1,789,436	—	(1,789,436)	—
Intangible assets, net	—	—	2,833,200	—	2,833,200
Goodwill	—	—	319,014	—	319,014

Total assets	$675,998	$3,595,567	$3,948,920	$(4,346,567)	$3,873,918

Liabilities, Preferred Stock and Shareholders’ (Deficit) Equity

Accounts payable, accrued liabilities and accrued interest	$8,780	$48,698	$32,103	$(20)	$89,561
Deferred directory revenue	—	—	457,721	—	457,721
Short-term deferred income taxes, net	—	42,351	80,616	(31,784)	91,183
Current portion LTD.	—	100,234	—	—	100,234

Total current liabilities	8,780	191,283	570,440	(31,804)	738,699

Long-term debt	300,000	2,678,615	—	—	2,978,615
Intercompany notes payable	331,840	—	—	(331,840)	—
Non-current intercompany payable	—	—	1,789,436	(1,789,436)	—
Deferred income taxes, net	(7,356)	19,428	50,346	(2,853)	59,565
Other long-term liabilities	—	43,270	24,384	(13,349)	54,305
Redeemable convertible Preferred Stock	334,149	—	—	—	334,149
Shareholders’ (deficit) equity	(291,415)	662,971	1,514,314	(2,177,285)	(291,415)

Total liabilities, preferred stock and shareholders’ (deficit) equity	$675,998	$3,595,567	$3,948,920	$(4,346,567)	$3,873,918

R.H. Donnelley Corporation
Consolidating Condensed Statement of Operations
For the Three Months Ended September 30, 2006

	R.H. Donnelley	R.H. Donnelley		Dex Media,		Consolidated
	Corporation	Inc.	Guarantor	Inc. and		R.H. Donnelley
	( Parent)	(Issuer)	Subsidiaries	Subsidiaries	Eliminations	Corporation

Net revenue	$142	$—	$258,315	$265,734	$—	$524,191
Expenses	1,033	15,538	123,009	240,098	(74)	379,604
Partnership and equity income	(1,921)	55,883	—	—	(53,962)	—

Operating (loss) income	(2,812)	40,345	135,306	25,636	(53,888)	144,587
Interest expense, net	(51,818)	(400)	(48,702)	(100,848)	—	(201,768)
Other income	—	—	(285)	—	285	—

Pre-tax (loss) income	(54,630)	39,945	86,319	(75,212)	(53,603)	(57,181)
Income tax benefit (expense)	19,245	4,294	(30,436)	29,321	(628)	21,796

Net (loss) income	$(35,385)	$44,239	$55,883	$(45,891)	$(54,231)	$(35,385)

R.H. Donnelley Corporation
Consolidating Condensed Statement of Operations
For the Three Months Ended September 30, 2005

	R.H.	R.H.			Consolidated
	Donnelley	Donnelley			R.H.
	Corporation	Inc.	Guarantor		Donnelley
	(Parent)	(Issuer)	Subsidiaries	Eliminations	Corporation

Net revenue	$—	$(5,920)	$255,212	$5,922	$255,214

Expenses	—	17,315	129,898	5,269	152,482

Operating (loss) income	—	(23,235)	125,314	653	102,732

Equity earnings in subsidiaries	30,477	51,940	—	(82,417)	—
Interest expense, net	(5,350)	(8,637)	(44,240)	—	(58,227)

Pre-tax income	25,127	20,068	81,074	(81,764)	44,505
Income tax benefit (expense)	2,020	10,409	(29,134)	(653)	(17,358)

Net income	27,147	30,477	51,940	(82,417)	27,147
Preferred dividend	(2,977)	—	—	—	(2,977)

Income available to common shareholders	$24,170	$30,477	$51,940	$(82,417)	$24,170

R.H. Donnelley Corporation
Consolidating Condensed Statement of Operations
For the Nine Months Ended September 30, 2006

	R.H. Donnelley	R.H. Donnelley		Dex Media,		Consolidated
	Corporation	Inc.	Guarantor	Inc. and		R.H. Donnelley
	(Parent)	(Issuer)	Subsidiaries	Subsidiaries	Eliminations	Corporation

Net revenue	$142	$—	$778,155	$498,723	$—	$1,277,020
Expenses	4,263	56,894	369,018	592,633	(1,836)	1,020,972
Partnership and equity income	(93,529)	186,019	—	—	(92,490)	—

Operating (loss) income	(97,650)	129,125	409,137	(93,910)	(90,654)	256,048
Interest expense, net	(142,812)	(29,860)	(116,605)	(268,380)	—	(557,657)
Other income	—	—	(935)	—	935	—

Pre-tax (loss) income	(240,462)	99,265	291,597	(362,290)	(89,719)	(301,609)
Income tax benefit (expense)	53,532	28,767	(105,578)	140,995	(3,037)	114,679

Net (loss) income	(186,930)	128,032	186,019	(221,295)	(92,756)	(186,930)
Preferred dividend	1,974	—	—	—	—	1,974
Gain on repurchase of preferred stock	(31,195)	—	—	—	—	(31,195)

(Loss) income available to common shareholders	$(157,709)	$128,032	$186,019	$(221,295)	$(92,756)	$(157,709)

R.H. Donnelley Corporation
Consolidating Condensed Statement of Operations
For the Nine Months Ended September 30, 2005

	R.H.	R.H.			Consolidated
	Donnelley	Donnelley			R.H.
	Corp.	Inc.	Guarantor		Donnelley
	(Parent)	(Issuer)	Subsidiaries	Eliminations	Corporation

Net revenue	$—	$58	$695,463	$—	$695,521
Expenses	38	25,095	407,134	(703)	431,564

Operating (loss) income	(38)	(25,037)	288,329	703	263,957

Equity earnings in subsidiaries	64,447	93,553	—	(158,000)	—
Interest expense, net	(15,267)	(22,667)	(135,996)	—	(173,930)

Pre-tax income	49,142	45,849	152,333	(157,297)	90,027
Income tax benefit (expense)	5,773	18,598	(58,780)	(703)	(35,112)

Net income	54,915	64,447	93,553	(158,000)	54,915
Preferred dividend	(9,215)	—	—	—	(9,215)
Loss on repurchase of preferred stock	(133,681)	—	—	—	(133,681)

(Loss) income available to common shareholders	$(87,981)	$64,447	$93,553	$(158,000)	$(87,981)

R.H. Donnelley Corporation
Consolidating Condensed Statement of Cash Flows
For the Nine Months Ended September 30, 2006

	R.H.	R.H.
	Donnelley	Donnelley				Consolidated
	Corporation	Inc.	Guarantor	Dex Media, Inc.		R.H. Donnelley
	(Parent)	(Issuer)	Subsidiaries	and Subsidiaries	Eliminations	Corporation

Cash flow from operating activities	$8,179	$161,768	$66,437	$301,625	$28,409	$566,418
Cash flow from investing activities:
Additions to fixed assets	(923)	(25,808)	(1,358)	(13,808)	—	(41,897)
Acquisitions, net of cash received	(1,768,587)	—	—	—	(132,839)	(1,901,426)

Net cash flow from investing activities	(1,769,510)	(25,808)	(1,358)	(13,808)	(132,839)	(1,943,323)
Cash flow from financing activities
Proceeds from issuance of debt, net of costs	2,079,005	(1,397)	—	443,181	(6,408)	2,514,381
Revolver borrowings	—	185,600	—	453,800	—	639,400
Revolver repayments	—	(172,200)	—	(428,700)	—	(600,900)
Repurchase of redeemable convertible preferred stock and redemption of purchase rights	(336,819)	—	—	—	—	(336,819)
Debt repayments	—	(215,580)	—	(501,663)	2,916	(714,327)
Decrease in checks not yet presented for payment	219	518	(323)	(3,626)	—	(3,212)
Proceeds from stock option exercises	23,643	—	—	—	—	23,643
Dividends to Parent	137,745	65,000	(65,000)	(265,745)	128,000	—

Net cash flow from financing activities	1,903,793	(138,059)	(65,323)	(302,753)	124,508	1,522,166
Change in cash	142,462	(2,099)	(244)	(14,936)	20,078	145,261
Cash at beginning of year	1,168	2,703	4,260	19,740	(20,078)	7,793

Cash at end of period	$143,630	$604	$4,016	$4,804	$—	$153,054

R.H. Donnelley Corporation
Consolidating Condensed Statement of Cash Flows
For the Nine Months Ended September 30, 2005

	R.H.	R.H.
	Donnelley	Donnelley			Consolidated
	Corp.	Inc.	Guarantor		R.H. Donnelley
	(Parent)	(Issuer)	Subsidiaries	Eliminations	Corporation

Cash flow from operating activities	$—	$(25,037)	$339,380	$—	$314,343

Cash flow from investing activities	—	(19,737)	(736)	—	(20,473)
Cash flow from financing activities:
Proceeds from issuance of debt, net of costs	291,056	—	—	—	291,056
Revolver borrowings	—	263,000	—	—	263,000
Revolver repayments	—	(281,200)	—	—	(281,200)
Repurchase of preferred stock	(277,197)	—	—	—	(277,197)
Debt repayments	—	(302,147)	—	—	(302,147)
Intercompany transfers	(21,524)	360,314	(338,790)	—	—
Other	7,686	—	(362)	—	7,324

Net cash flow from financing activities	21	39,967	(339,152)	—	(299,164)

Change in cash	21	(4,807)	(508)	—	(5,294)
Cash at beginning of year	—	6,008	4,747	—	10,755

Cash at end of period	$21	$1,201	$4,239	$—	$5,461

12. Subsequent Events
On November 2, 2006, we entered into a warrant purchase agreement with the GS Funds pursuant to which we repurchased all outstanding warrants to purchase 1.65 million shares of our common stock from the GS Funds for an aggregate purchase price of approximately $53.1 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Information
Certain statements contained in this Quarterly Report on Form 10-Q regarding our future operating results, performance, business plans or prospects and any other statements not constituting historical fact are “forward-looking statements” subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. Where possible, words such as “believe,” “expect,” “anticipate,” “should,” “will,” “would,” “planned,” “estimated,” “potential,” “goal,” “outlook,” “could,” and similar expressions, are used to identify such forward-looking statements. All forward-looking statements reflect only our current beliefs and assumptions with respect to our future results, business plans, and prospects, and are based solely on information currently available to us. Accordingly, these statements are subject to significant risks and uncertainties and our actual results, business plans and prospects could differ significantly from those expressed in, or implied by, these statements. We caution readers not to place undue reliance on, and we undertake no obligation to update, other than imposed by law, any forward-looking statements. Such risks, uncertainties and contingencies include, but are not limited to, statements about the benefits of the merger between R.H. Donnelley Corporation (“RHD”) and Dex Media, Inc. (“Dex Media”) (the “Dex Media Merger”), including future financial and operating results, RHD’s plans, objectives, expectations and intentions and other statements that are not historical facts. The following factors, among others, could cause actual results to differ from those set forth in the forward-looking statements: (1) the risk that the legacy Dex Media and RHD businesses will not continue to be integrated successfully; (2) the risk that the expected strategic advantages and remaining cost savings from the Dex Media Merger may not be fully realized or may take longer to realize than expected; (3) disruption from the Dex Media Merger making it more difficult to maintain relationships with customers, employees or suppliers; and (4) general economic conditions and consumer sentiment in our markets. Additional risks and uncertainties are described in detail in Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2005 (“2005 10-K”). Unless otherwise indicated, the terms “Company,” “we,” “us” and “our” refer to R.H. Donnelley Corporation and its direct and indirect wholly owned subsidiaries.
Significant Business Developments
On January 31, 2006, we acquired Dex Media for an equity purchase price of $4.1 billion, consisting of 36,547,381 shares of our common stock valued at $2.2 billion and $1.9 billion in cash. We also assumed all of Dex Media’s and its subsidiaries’ outstanding indebtedness with a fair value of $5.5 billion (together with other costs for a total aggregate purchase price of $9.7 billion). Dex Media is the indirect parent of Dex Media East LLC (“Dex Media East”) and Dex Media West LLC (“Dex Media West”). Dex Media is the exclusive publisher of the “official” yellow pages and white pages directories for Qwest Communications International Inc. (“Qwest”) where Qwest is the primary incumbent local exchange carrier (“ILEC”). Dex Media East operates the directory business in the following states: Colorado, Iowa, Minnesota, Nebraska, New Mexico, North Dakota and South Dakota (collectively, the “Dex East States”) and Dex Media West operates the directory business in the following states: Arizona, Idaho, Montana, Oregon, Utah, Washington and Wyoming (collectively, the “Dex West States”). Prior to the Dex Media Merger, Dex Media was a leading directory publisher in the United States. The purpose of the Dex Media Merger was to take a further step in the transformation of RHD into a leading publisher of yellow pages directories, as well as to combine the complementary strengths of both companies. The acquired business of Dex Media and its subsidiaries (“Dex Media Business”) now operates as Dex Media, Inc., one of RHD’s direct, wholly owned subsidiaries. The results of the Dex Media Business have been included in the Company’s operating results commencing February 1, 2006.
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
The preliminary allocation of the purchase price to the fair value of assets acquired and liabilities assumed is shown in the table below. During the third quarter of 2006, we adjusted goodwill related to the Dex Media Merger to reflect a decrease in the acquired accounts receivable and an increase in the acquired sales claims allowance of $6.1 million, offset by tax effects of all goodwill adjustments of $5.2 million. Also, during the third quarter of 2006, we recorded an adjustment increasing goodwill from the Dex Media Merger by approximately $0.8 million related to a restructuring plan associated with the Dex Media Merger. Until January 31, 2007, additional information could come to our attention that may require us to further revise the purchase price allocation in connection with the Dex Media Merger.

Calculation of Allocable Purchase Price
(in thousands)

Cash paid to Dex Media shareholders	$1,861,111
RHD value of shares issued to Dex Media shareholders	2,259,359
Allocable transaction and other direct costs of the Merger	26,679
Dex Media severance and related costs	11,416
Dex Media vested equity awards	77,354
Dex Media outstanding debt at fair value	5,509,269

Total allocable purchase price	$9,745,188

Estimated allocation of purchase price:
Non-compete/directory services license agreements	$7,320,000
Customer relationships	1,085,000
Trademarks and other	515,000
Dex Media net assets acquired	218,909
Dex Media unbilled customers receivables, net as of January 31, 2006	420,697
Estimated profit on acquired sales contracts	87,123
Fair value adjustments:
Eliminate pre-merger deferred revenue	113,804
Eliminate pre-merger deferred directory costs	(207,778)
Eliminate pre-merger deferred financing costs	(106,774)

Eliminate Dex Media pre-merger deferred income taxes	(62,393)
Deferred income taxes relating to the Dex Media Merger	(2,193,887)

Fair value of net assets acquired	7,189,701
Goodwill	2,555,487

Total allocable purchase price	$9,745,188

On January 27, 2006, and pursuant to the Stock Purchase and Support Agreement, dated October 3, 2005, we repurchased the remaining 100,301 shares of our outstanding 8% redeemable convertible cumulative preferred stock (“Preferred Stock”) from investment partnerships affiliated with The Goldman Sachs Group, Inc. (collectively, the “GS Funds”) for $336.1 million in cash including accrued cash dividends and interest (the “GS Repurchase”). Subsequent to the GS Repurchase, there are no outstanding shares of Preferred Stock. See Item 1, “Financial Statements (Unaudited) — Note 6, Redeemable Preferred Stock and Warrants” for a description of the impact the Preferred Stock and GS Repurchase had on our consolidated financial statements for the nine months ended September 30, 2006.
Recent Business Developments
On November 2, 2006, we entered into a warrant purchase agreement with the GS Funds, pursuant to which we repurchased all outstanding warrants to purchase 1.65 million shares of our common stock from the GS Funds for an aggregate purchase price of approximately $53.1 million.
Corporate Overview
Following the closing of the Dex Media Merger, we are the third largest print and online directory publisher in the United States, based on revenue. During 2006, we expect to have a total annual distribution of approximately 80 million directories, serving over 600,000 local and national advertisers with more than 625 directories in 28 states. In 2005, Dex Media published 293 directories and printed approximately 52 million copies of these directories for distribution to virtually all business and residential customers throughout the Dex East States and Dex West States. Dex Media’s Internet-based directory, DexOnline.com®, which is bundled with Dex Media’s print product to provide web-based access to Dex Media’s directories, further expands the distribution of Dex Media’s advertiser content. In addition to the acquired Dex Media Business, we publish Embarq (formerly known as Sprint) branded directories in 18 states, with major markets including Las Vegas, Nevada and Orlando and Lee County, Florida, with a total distribution of approximately 18 million directories serving approximately 160,000 local and national advertisers. We also publish AT&T (formerly known as SBC) branded directories in Illinois and Northwest Indiana, with a total distribution of approximately 10 million directories serving approximately 100,000 local and national advertisers. We also offer online city guides and search web sites in all our Embarq markets under the Best Red Yellow Pages brand at www.bestredyp.com and in the Chicagoland area at www.chicagolandyp.com.
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

The intangible assets are subject to an impairment test in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-lived Assets (“SFAS 144”), and the goodwill is subject to periodic impairment testing in accordance with SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). The Company reviews the carrying value of its intangible assets for impairment at least annually or more frequently whenever events or circumstances indicate that their carrying amounts may not be recoverable. The impairment test for the intangible assets is performed by comparing the carrying amount of the intangible assets to the sum of the undiscounted expected future cash flows relating to these assets. In accordance with SFAS 144, impairment exists if the sum of the future undiscounted cash flows is less than the carrying amount of the intangible asset, or its related group of assets. Impairment would result in a write-down of the intangible asset to its estimated fair value based on the discounted future cash flows. Goodwill is tested for impairment by comparing the carrying amount of the reporting unit goodwill to which it was assigned to the implied fair value of the reporting unit goodwill. In accordance with SFAS 142, impairment exists if the carrying amount of the reporting unit goodwill exceeds its implied fair value. Impairment would result in a write-down equal to the difference between the carrying amount and the implied fair value of the reporting unit goodwill.
We use certain estimates and assumptions in our impairment evaluation, including, but not limited to, projected future cash flows, revenue growth, customer attrition levels, and estimated write-offs. As of September 30, 2006, management believes that there was no impairment to the intangible assets or goodwill. However, significant deterioration in our business, the assumptions underlying the impairment evaluations, or in the overall economy, could result in impairment charges in future reporting periods.
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
New Accounting Pronouncements
In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R) (“SFAS No. 158”). This statement requires recognition of the overfunded or underfunded status of defined benefit postretirement plans as an asset or liability in the statement of financial position and to recognize changes in that funded status in comprehensive income in the year in which the changes occur. SFAS No. 158 also requires measurement of the funded status of a plan as of the date of the statement of financial position. SFAS No. 158 is effective for recognition of the funded status of the benefit plans for fiscal years ending after December 15, 2006 and is effective for the measurement date provisions for fiscal years ending after December 15, 2008. The Company is currently evaluating the effect of SFAS No. 158 on its consolidated financial statements.
In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently assessing the impact the adoption of SFAS No. 157 will have on its consolidated financial position and results of operations.
In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements (“SAB No. 108”). SAB No. 108 provides guidance on how the effects of the carryover or reversal of prior year financial statement misstatements should be considered in quantifying a current year misstatement. SAB No. 108 describes two approaches to assessing the materially of misstatements; the “rollover” approach, which quantifies misstatements based on the amount of error originating in the current year income statement and the “iron curtain approach,” which quantifies misstatements based on the effects of correcting the cumulative effect existing in the balance sheet at the end of the current year. If under either approach misstatements are deemed material, a Company is required to adjust its financial statements, including correcting prior year financial statements, even if such correction was and continues to be immaterial to the prior year financial statements. SAB No. 108 is effective for fiscal years ending after November 15, 2006. The Company does not currently anticipate any adjustments resulting from the initial implementation of SAB No. 108.

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes: An Interpretation of FASB Statement No. 109 (“FIN No. 48”). This interpretation clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109. FIN No. 48 prescribes a recognition threshold and measurement principles for the financial statement recognition and measurement of tax positions taken or expected to be taken on a tax return. This interpretation is effective for fiscal years beginning after December 15, 2006 and as such, RHD will adopt FIN No. 48 on January 1, 2007. The Company is currently assessing the impact the adoption of FIN No. 48 will have on its consolidated financial position and results of operations.
The Company has reviewed other new accounting standards not identified above and does not believe any other new standards will have a material impact on the Company’s financial position or operating results.
Collective Bargaining Agreements
As of September 30, 2006, 13% and 24% of RHD’s employees were members of the International Brotherhood of Electrical Workers (“IBEW”) and the Communication Workers of America (“CWA”), respectively. In May 2006, Dex Media and the IBEW executed a new three year collective bargaining agreement that expires in May 2009. On October 14, 2006, Dex Media reached a tentative agreement for a new three year collective bargaining agreement with the CWA. A ratification vote by CWA members is expected by the end of the year.

RESULTS OF OPERATIONS
Three and Nine months ended September 30, 2006 and 2005
Factors Affecting Comparability
Acquisitions
As a result of the Dex Media Merger and AT&T Directory Acquisition, the related financings and associated purchase accounting, our 2006 results reported in accordance with generally accepted accounting principles (“GAAP”) are not comparable to our 2005 reported GAAP results. Under the deferral and amortization method of revenue recognition, the billable value of directories published is recognized as revenue in subsequent reporting periods. However, purchase accounting precluded us from recognizing directory revenue and certain expenses associated with directories that published prior to each acquisition, including all directories published in the month each acquisition was completed. Thus, our reported 2006 and 2005 GAAP results are not indicative of our underlying operating and financial performance. Accordingly, management is presenting (1) adjusted and adjusted pro forma information for the three and nine months ended September 30, 2006, respectively, that, among other things, eliminates the purchase accounting impact on revenue and certain expenses related to the Dex Media Merger and for the nine months ended September 30, 2006, adjusted pro forma information assumes the Dex Media Merger and related financing occurred at the beginning of 2006, and (2) combined adjusted information for the three and nine months ended September 30, 2005 reflecting the sum of (a) RHD’s 2005 adjusted results (reflecting adjustments relating to the AT&T Directory Acquisition) and (b) Dex Media’s reported GAAP results during the period. Management believes that the presentation of this adjusted, adjusted pro forma and combined adjusted information will help financial statement users better and more easily compare current period underlying operating results against what the combined company performance would more likely have been in the comparable prior period. All of the adjusted, adjusted pro forma and combined adjusted amounts disclosed under the caption “Adjusted, Adjusted Pro Forma and Combined Adjusted Amounts and Other Non-GAAP Measures” or elsewhere are non-GAAP measures, which are reconciled to the most comparable GAAP measures under that caption below. While the adjusted, adjusted pro forma and combined adjusted results each exclude the effects of purchase accounting, and certain other non-recurring items, to better reflect underlying operating results in the respective periods, because of differences between RHD, AT&T and Dex Media and their respective predecessor accounting policies, the adjusted, adjusted pro forma and combined adjusted results are not strictly comparable and should not be treated as such.
GAAP Reported Results
Net Revenue
The components of our net revenue for the three and nine months ended September 30, 2006 and 2005 were as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
(amounts in millions)	2006	2005	$ Change	2006	2005	$ Change

Gross directory advertising revenue	$528.2	$255.1	$273.1	$1,282.4	$694.2	$588.2
Sales claims and allowances	(13.3)	(2.5)	(10.8)	(28.6)	(6.7)	(21.9)

Net directory advertising revenue	514.9	252.6	262.3	1,253.8	687.5	566.3
Other revenue	9.3	2.6	6.7	23.2	8.0	15.2

Total	$524.2	$255.2	$269.0	$1,277.0	$695.5	$581.5

Our directory advertising revenue is earned primarily from the sale of advertising in yellow pages directories we publish, net of sales claims and allowances. Directory advertising revenue also includes revenue for Internet-based advertising bundled with print advertising. Directory advertising revenue is affected by several factors, including changes in the quantity and size of advertisements sold, defectors and new advertisers, as well as the proportion of premium advertisements sold, changes in the pricing of advertising, changes in the quantity and mix of advertising purchased per account and the introduction of additional products which generate incremental revenue. Revenue from directory advertising sales is recognized under the deferral and amortization method, whereby revenue from advertising sales is initially deferred when the directory is published and recognized ratably over the directory’s life, which is typically 12 months. The Company recognizes revenue for advertising on its Internet-based directories, such as

DexOnline.com, ratably over the period the advertisement appears on the site.
Revenues from other products and services are recognized as delivered or fulfilled. Other revenue includes barter revenue, late fees paid on outstanding customer balances, commissions earned on sales contracts with respect to advertising placed into other publishers’ directories, sales of directories and certain other print and internet products.
Total net revenue for the three and nine months ended September 30, 2006 was $524.2 million and $1,277.0 million, respectively, compared to $255.2 million and $695.5 million, respectively, for the corresponding periods in the prior year. The increase in total net revenue in 2006 is primarily a result of the Dex Media Merger, as well as, to a lesser extent, purchase accounting resulting from the AT&T Directory Acquisition. Gross directory advertising revenue for the three and nine months ended September 30, 2006 includes $269.8 million and $503.4 million, respectively, in revenues for Dex Media-branded directories with no comparable revenue in the same periods in 2005. Due to purchase accounting, net directory revenue for the three and nine months ended September 30, 2006 excluded the amortization of advertising sales for Dex Media-branded directories published before February 2006 under the deferral and amortization method totaling $141.6 million and $602.0 million, respectively, that would have been reported in the period absent purchase accounting. Purchase accounting resulting from the Dex Media Merger will continue to adversely impact reported net revenue during the remainder of 2006. Purchase accounting resulting from the AT&T Directory Acquisition negatively impacted net revenue for the three and nine months ended September 30, 2005 by $5.5 million and $85.0 million, respectively, with respect to AT&T-branded directories that published prior to the AT&T Directory Acquisition, which would have been recognized during the period had it not been for purchase accounting required under GAAP. We expect total revenue in 2006 to be significantly higher than 2005 due to the inclusion of results from the acquired Dex Media Business as well as the lack of impact of purchase accounting related to the AT&T Directory Acquisition in 2006.
Expenses
The components of our total expenses for the three and nine months ended September 30, 2006 and 2005 were as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
(amounts in millions)	2006	2005	$ Change	2006	2005	$ Change

Operating expenses	$260.0	$114.4	$145.6	$673.2	$323.3	$349.9
G&A expenses	34.5	16.6	17.9	114.5	44.6	69.9
D&A expenses	85.1	21.5	63.6	233.2	63.7	169.5

Total	$379.6	$152.5	$227.1	$1,020.9	$431.6	$589.3

Substantially all expenses are derived from our directory publishing business. Certain costs directly related to the selling and production of directories are initially deferred and recognized ratably over the life of the directory. These costs include sales commissions and print, paper and initial distribution costs. Sales commissions include commissions paid to employees for sales to local advertisers and to certified marketing representatives (“CMRs”), which act as our channel to national advertisers. All other expenses are recognized as incurred. Our costs recognized in a reporting period consist of: (i) costs incurred in that period and fully recognized in that period; (ii) costs incurred in a prior period, a portion of which is amortized and recognized in the current period; and (iii) costs incurred in the current period, a portion of which is amortized and recognized in the current period and the balance of which is deferred until future periods. Consequently, there will be a difference between costs recognized in any given period and costs incurred in the given period, which may be significant. All deferred costs related to the sale and production of directories are recognized ratably over the life of each directory under the deferral and amortization method of accounting, with cost recognition commencing in the month of directory distribution.

Operating Expenses
Total operating expenses for the three and nine months ended September 30, 2006 were $260.0 million and $673.2 million, respectively, compared to $114.4 million and $323.3 million, respectively, for the corresponding periods in the prior year. The primary components of the $145.6 million and $349.9 million increase in operating expenses for the three and nine months ended September 30, 2006, respectively, are shown below:

	Three Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2006	2006
(amounts in millions)	$ Change	$ Change

Expenses recorded for the three and nine months ended September 30, 2006 related to the Dex Media Business	$120.9	$278.9
Expenses related to the AT&T Directory Business excluded from 2005 periods due to purchase accounting from the AT&T Directory Acquisition	0.8	14.8
Increased “cost uplift” expense	15.5	27.2
Stock-based compensation expense resulting from the adoption of SFAS No. 123(R)	3.5	12.8
Increased internet production and distribution costs	3.3	11.5
Increased sales costs	2.0	5.6
All other	(0.4)	(0.9)

Total increase in operating expenses for the three and nine months ended September 30, 2006, compared to the same periods in 2005	$145.6	$349.9

Operating expenses for the three and nine months ended September 30, 2006 increased $145.6 million and $349.9 million, respectively, compared to the same periods in 2005 primarily as a result of the Dex Media Merger. Expenses of $120.9 million and $278.9 million incurred to support the Dex Media Business for the three and nine months ended September 30, 2006, respectively, include bad debt, commissions, salesperson expenses, printing, distribution, advertising and other operating expenses. There were no comparable expenses for the three and nine months ended September 30, 2005.
Similar to the deferral and amortization method of revenue recognition, certain costs directly related to the selling and production of our directories are initially deferred when incurred and recognized ratably over the life of a directory. As a result of purchase accounting required by GAAP, deferred commissions, print and delivery costs totaling $3.9 million and $66.7 million (net of cost uplift as defined below), respectively, were not reported in the three and nine months ended September 30, 2006, related to directories that published prior to the Dex Media Merger. Directory expenses for the three and nine months ended September 30, 2006 include the amortization of deferred directory costs relating to Dex Media-branded directories published beginning in February 2006. In addition, for the three and nine months ended September 30, 2005, $0.8 million and $14.8 million, respectively, of deferred commissions, print and delivery costs for directories that published prior to the AT&T Directory Acquisition were not reported due to purchase accounting.
As a result of purchase accounting required by GAAP, we recorded the deferred directory costs related to directories that were scheduled to publish subsequent to the Dex Media Merger, AT&T Directory Acquisition and Embarq Acquisition at their fair value, determined as (a) the estimated billable value of the published directory less (b) the expected costs to complete the directories, plus (c) a normal profit margin. We refer to this purchase accounting entry as “cost uplift.” The fair value of these costs was determined to be $151.4 million, $81.3 million and $14.8 million for the Dex Media Merger, the AT&T Directory Acquisition and the Embarq Acquisition, respectively. These costs are amortized as operating expenses over the terms of the applicable directories and such amortization totaled $34.4 million and $81.9 million for the three and nine months ended September 30, 2006, respectively, relating to the Dex Media Merger and the AT&T Directory Acquisition, and $18.9 million and $54.7 million, respectively, for the prior corresponding periods relating to the AT&T Directory Acquisition. This represents an increase in “cost uplift” expense of $15.5 million and $27.2 million for the three and nine months ended September 30, 2006, respectively. As of September 30, 2006, a balance of $71.6 million related to cost uplift remains unamortized.

Purchase accounting resulting from the Dex Media Merger will continue to impact reported expenses during the remainder of 2006. Reported expenses in 2007 will be impacted solely by the cost uplift aspect of purchase accounting of approximately $34.8 million. We expect operating expenses in 2006 to be significantly higher than 2005 due to the inclusion of results from the acquired Dex Media Business, as well as the diminished impact of purchase accounting related to the AT&T Directory Acquisition in 2006.
Operating expenses for the three and nine months ended September 30, 2006 also included $3.5 million and $12.8 million, respectively, of non-cash stock-based compensation expense resulting from SFAS 123 (R), which the Company adopted effective January 1, 2006, with no comparable expense for the corresponding periods in the prior year. For the three and nine months ended September 30, 2006, $0.8 million and $4.6 million, respectively, of non-cash stock-based compensation expense resulted from modifications to stock-based awards due to acceleration of vesting terms as a result of the Dex Media Merger. Operating expenses include non-cash stock-based compensation expense for employees whose wages are classified as operating expenses.
During the three and nine months ended September 30, 2006, the Company incurred additional expenses of $3.3 million and $11.5 million, respectively, related to internet production and distribution as we expand our digital product line offerings. Also during the three and nine months ended September 30, 2006, we incurred approximately $2.0 million and $5.6 million, respectively, of additional selling expenses, including commission and salesperson costs, compared to the corresponding periods in 2005, due to initiatives to improve sales results in certain markets.
General and Administrative Expenses
General and administrative (“G&A”) expenses for the three and nine months ended September 30, 2006 were $34.5 million and $114.5 million, respectively, compared to $16.6 million and $44.6 million, respectively, for the corresponding periods in the prior year. The primary components of the $17.9 million and $69.9 million increase in G&A expenses for the three and nine months ended September 30, 2006, respectively, are shown in the table below:

	Three Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2006	2006
(amounts in millions)	$ Change	$ Change

Increased general and administrative expenses related to the Dex Media Business	$16.6	$53.1
Stock-based compensation expense resulting from the adoption of SFAS No. 123(R)	6.4	22.8
All other general and administrative expenses	(5.1)	(6.0)

Total increase in general and administrative expenses for the three and nine months ended September 30, 2006, compared to the same periods in 2005	$17.9	$69.9

G&A expenses for the three and nine months ended September 30, 2006 included $16.6 million and $53.1 million, respectively, of increased general and administrative expenses primarily to support the acquired Dex Media Business. G&A expenses include billing, credit and collection, financial services, human resources and administrative services. G&A expenses for the three and nine months ended September 30, 2006 also included $6.4 million and $22.8 million, respectively, of non-cash stock-based compensation expense resulting from SFAS 123 (R), which the Company adopted effective January 1, 2006, with no comparable expense for the corresponding periods in the prior year. For the three and nine months ended September 30, 2006, $1.4 million and $8.3 million, respectively, of non-cash stock-based compensation expense resulted from modifications to stock-based awards due to acceleration of vesting terms as a result of the Dex Media Merger. G&A expenses include non-cash stock-based compensation expense for employees whose wages are classified as G&A expenses.
On an annual basis, we expect G&A expenses in 2006 to be significantly higher than 2005 due to the inclusion of results from the acquired Dex Media Business, as well as non-cash stock-based compensation expense recognized under SFAS 123 (R).

Depreciation and Amortization
Depreciation and amortization (“D&A”) expenses for the three and nine months ended September 30, 2006 were $85.1 million and $233.2 million, respectively, compared to $21.5 million and $63.7 million, respectively, for the three and nine months ended September 30, 2005. Amortization of intangible assets was $73.4 million and $199.8 million for the three and nine months ended September 30, 2006, respectively, compared to $18.1 million and $54.3 million for the three and nine months ended September 30, 2005, respectively. The increase in amortization expense is due to the increase in intangible assets resulting from the Dex Media Merger. On an annual basis, we expect amortization expense in 2006 to be significantly higher than 2005 as a result of the Dex Media Merger. Depreciation of fixed assets and amortization of computer software was $11.7 million and $33.4 million for the three and nine months ended September 30, 2006, respectively, compared to $3.4 million and $9.4 million for the three and nine months ended September 30, 2005, respectively. The increase in depreciation expense was primarily due to the depreciable assets acquired in the Dex Media Merger.
Operating Income
Operating income for the three and nine months ended September 30, 2006 and 2005 was as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
(amounts in millions)	2006	2005	$ Change	2006	2005	$ Change

Total	$144.6	$102.7	$41.9	$256.1	$263.9	($7.8)

Operating income for the nine months ended September 30, 2006 of $256.1 million decreased by $7.8 million from operating income of $263.9 million for the nine months ended September 30, 2005. While net revenue increased for the nine months ended September 30, 2006 by $581.5 million over net revenue for the corresponding period in 2005, primarily resulting from the Dex Media Merger and the 2005 purchase accounting impact from the AT&T Directory Acquisition, offsetting that increase in net revenue was an increase in total expenses for the nine months ended September 30, 2006 of $589.3 million, also primarily a result from the Dex Media Merger and the 2005 purchase accounting impact from the AT&T Directory Acquisition. The primary reason our costs relating to the Dex Media Merger increased more than our revenue for the nine months ended September 30, 2006 is because while all directory advertising revenue is deferred under our deferral and amortization method, only a portion of total costs related to publication of the directories are deferred under the deferral and amortization method. Therefore, under purchase accounting, when the entire balance of deferred revenue and deferred directory costs were eliminated at the time of the Dex Media Merger, the elimination had a disproportionately higher impact on revenue than it did on expenses. Accordingly, after the adjustments required by purchase accounting, operating expenses for the nine months ended September 30, 2006 were disproportionately higher than the related revenue.
Operating income for the three months ended September 30, 2006 of $144.6 million increased by $41.9 million from operating income of $102.7 million for the three months ended September 30, 2005. While total net revenue for the three months ended September 30, 2006 increased by $269.0 million over the corresponding period in 2005, primarily resulting from the Dex Media Merger, offsetting that increase in net revenue was an increase in total expenses for the three months ended September 30, 2006 of $227.1 million, also primarily a result from the Dex Media Merger. Each month subsequent to the acquisition until the impact of purchase accounting is eliminated, revenue will increase at a higher rate than the related expenses when compared to corresponding periods in the prior year. Accordingly, the change in net revenue for the three months ended September 30, 2006 was higher than the change in related expenses, resulting in an increase in operating income of $41.9 million from the corresponding period in the prior year.
In addition to the impact of purchase accounting, total expenses for the three and nine month periods in 2006 reflect non-cash stock compensation expense recognized as a result of the adoption of SFAS No. 123 (R), with no comparable expense in the similar periods in the prior year. Additionally, 2006 operating expenses reflect an increase in deferred cost uplift amortization as described above.

When the effects of purchase accounting are eliminated, adjusted and adjusted pro forma operating income for the three and nine months ended September 30, 2006 are substantially higher (and relatively proportional to the increase in net revenues) compared to GAAP operating income in 2005. See “Adjusted, Adjusted Pro Forma and Combined Adjusted Amounts and Other Non-GAAP Measures” below.
Purchase accounting resulting from the Dex Media Merger will continue to impact reported results during the remainder of 2006. Reported results in 2007 will be impacted solely by the cost uplift aspect of purchase accounting of approximately $34.8 million.
Interest Expense, Net
Net interest expense for the three and nine months ended September 30, 2006 was $201.8 million and $557.7 million, respectively, compared to $58.2 million and $173.9 million, respectively, for the corresponding periods in 2005. The increase in net interest expense of $143.6 million and $383.8 million for the three and nine months ended September 30, 2006, respectively, is a result of dramatically higher outstanding debt balances associated with the Dex Media Merger, combined with higher interest rates. See “Liquidity and Capital Resources” for a further description of our debt obligations and the provisions of the related debt instruments. Net interest expense for the three and nine months ended September 30, 2006 include $5.6 million and $16.2 million, respectively, of non-cash amortization of deferred financing costs, compared to $4.2 million and $12.2 million, respectively, of non-cash amortization of deferred financing costs for the corresponding periods in the prior year. In conjunction with the Dex Media Merger and as a result of purchase accounting required under GAAP, we recorded Dex Media’s debt at its fair value on January 31, 2006. We recognize an offset to interest expense each period for the amortization of the corresponding fair value adjustment over the life of the respective debt. The offset to interest expense for the three and nine months ended September 30, 2006 was $8.8 million and $24.0 million, respectively.
Income Taxes
The effective tax rate on loss before income taxes of 38% for the three and nine months ended September 30, 2006 compares to 39% on income before income taxes for the corresponding periods in the prior year. The effective tax rate as of September 30, 2006 reflects a decrease in the state and local tax rate as a result of the integration of the Dex Media Business combined with favorable treatment of certain purchase accounting adjustments.
Net (Loss) Income, (Loss) Income Available to Common Shareholders and (Loss) Earnings Per Share
Net loss for the three and nine months ended September 30, 2006 was $(35.4) million and $(186.9) million, respectively, compared to net income of $27.1 million and $54.9 million, respectively, for the corresponding periods in the prior year. The results for 2006 and 2005 were adversely affected by purchase accounting that precluded us from recognizing deferred revenue and expenses associated with those directories published prior to the Dex Media Merger and AT&T Directory Acquisition, including all directories published in the month each acquisition was completed. Purchase accounting resulting from the Dex Media Merger will continue to impact reported results during the remainder of 2006. Reported results in 2007 will be impacted solely by the cost uplift aspect of purchase accounting.
Prior to the GS Repurchase in January 2006, the 8% dividend on our Preferred Stock reduced earnings available to common shareholders from which earnings per share amounts are calculated. The amount of the Preferred Stock dividend included the stated 8% dividend, plus a deemed dividend for a beneficial conversion feature (“BCF”). The BCF is a function of the conversion price of the Preferred Stock, the fair value of the related warrants issued with the Preferred Stock and the fair market value of the underlying common stock on the date of issuance of the Preferred Stock. In connection with the issuance of our Preferred Stock and each subsequent quarterly accrued dividend through October 3, 2005, a BCF was recorded because the fair value of the underlying common stock at the time of issuance of the Preferred Stock was greater than the conversion price of the Preferred Stock. The full amount of the BCF was treated as a deemed dividend because the Preferred Stock was convertible into common stock immediately after issuance in January 2003. The Preferred Stock dividend for the three and nine months ended September 30, 2005 of $3.0 million and $9.2 million, respectively, consisted of the stated 8% dividend of $2.5 million and $7.6 million, respectively, and a BCF of $0.5 million and $1.6 million, respectively.

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
On January 27, 2006, we repurchased the remaining 100,301 shares of our outstanding Preferred Stock from the GS Funds for $336.1 million in cash. As a result of the GS Repurchase becoming a probable event under the terms of the Stock Purchase Agreement on October 3, 2005 (See Note 6, “Redeemable Preferred Stock and Warrants”), the recorded value of the Preferred Stock was accreted to its redemption value of $334.1 million at December 31, 2005 and $336.1 million at January 27, 2006. For the nine months ended September 30, 2006, accretion in the redemption value of $2.0 million, which represented accrued dividends and interest, has been recorded as a reduction in earnings available to common shareholders and the previously recorded BCF of approximately $31.2 million related to these shares has been recognized as an increase in earnings available to common shareholders.
The resulting loss available to common shareholders was $(35.4) million and $(157.7) million for the three and nine months ended September 30, 2006, respectively, as compared to income (loss) available to common shareholders of $24.2 million and $(88.0) million for the three and nine months ended September 30, 2005, respectively.
(Loss) earnings per share (“EPS”) amounts for the three and nine months ended September 30, 2005 and nine months ended September 30, 2006 have been calculated using the two-class method. Subsequent to the GS Repurchase in 2006, we have accounted for EPS in accordance with SFAS No. 128, Earnings Per Share, and no longer utilize the two-class method for EPS computations. See Note 2, “Summary of Significant Accounting Policies,” in Part 1 — Item 1 of this Quarterly Report for further details and computations of the basic and diluted EPS amounts. For the three months ended September 30, 2006, basic and diluted EPS were $(0.51) compared to $0.65 and $0.62, respectively, for the corresponding period in the prior year. For the nine months ended September 30, 2006, basic and diluted EPS were $(2.42) compared to $(2.78) for the corresponding period in the prior year. Because there was a reported loss available to common shareholders for the three and nine months ended September 30, 2006 and nine months ended September 30, 2005, the calculation of diluted EPS was anti-dilutive compared to basic EPS. Diluted EPS cannot be greater than basic EPS (or less of a loss). Therefore, reported basic EPS and diluted EPS, respectively, for the three and nine months ended September 30, 2006 and nine months ended September 30, 2005 were the same.
Adjusted, Adjusted Pro Forma and Combined Adjusted Amounts and Other Non-GAAP Measures
As a result of the Dex Media Merger and AT&T Directory Acquisition, the related financings and associated purchase accounting, our 2006 results reported in accordance with GAAP are not comparable to our 2005 reported GAAP results. Under the deferral and amortization method of revenue recognition, the billable value of directories published is recognized as revenue in subsequent reporting periods. However, purchase accounting precluded us from recognizing directory revenue and certain expenses associated with directories that published prior to each acquisition, including all directories published in the month each acquisition was completed. Thus, our reported 2006 and 2005 GAAP results are not indicative of our underlying operating and financial performance. Accordingly, management is presenting (1) adjusted and adjusted pro forma information for the three and nine months ended September 30, 2006, respectively, that, among other things, eliminates the effects of purchase accounting on revenue and certain expenses related to the Dex Media Merger and for the nine months ended September 30, 2006, adjusted pro forma information assumes the Dex Media Merger and related financing occurred at the beginning of 2006, and (2) combined adjusted information for the three and nine months ended September 30, 2005 reflecting the sum of (a) RHD’s 2005 adjusted results (reflecting adjustments relating to the AT&T Directory Acquisition) and (b) Dex Media’s reported GAAP results during the period. Management believes that the presentation of this adjusted, adjusted pro forma and combined adjusted information will help financial statement users better and more easily compare current period underlying operating results against what the combined company performance would more likely have been in the comparable prior period. All of the adjusted, adjusted pro forma and combined adjusted amounts disclosed below or elsewhere are non-GAAP measures, which are reconciled to the most comparable GAAP measures below. While the adjusted, adjusted pro forma and combined adjusted results each exclude the effects of purchase accounting, and certain other non-recurring items, to better reflect underlying operating results in the respective periods, because of differences between RHD, AT&T and Dex Media and their respective predecessor accounting policies, the adjusted, adjusted pro forma and combined adjusted results are not strictly comparable and should not be treated as such.

	Three months ended September 30, 2006
	Reported
(amounts in millions)	GAAP	Adjustments		Adjusted

Net revenue	$524.2	$141.6	(1)	$665.8

Expenses, other than depreciation and amortization	294.5	3.9	(2)	298.4
Depreciation and amortization	85.1	—		85.1

Operating income	$144.6	$137.7		$282.3

	Three months ended September 30, 2005
	Reported			Dex Media		Combined
(amounts in millions)	GAAP	Adjustments		GAAP		Adjusted

Net revenue	$255.2	$5.5	(4)	$418.3	(6)	$679.0

Expenses, other than depreciation and amortization	131.0	(18.1	)(5)	188.0	(6)	300.9
Depreciation and amortization	21.5	—		95.4	(6)	116.9

Operating income	$102.7	$23.6		$134.9		$261.2

	Nine months ended September 30, 2006
	Reported			Adjusted
(amounts in millions)	GAAP	Adjustments		Pro Forma

Net revenue	$1,277.0	$741.9	(1)	$2,018.9

Expenses, other than depreciation and amortization	787.7	128.8	(2)	916.5
Depreciation and amortization	233.2	20.5	(3)	253.7

Operating income	$256.1	$592.6		$848.7

	Nine months ended September 30, 2005
	Reported			Dex Media		Combined
(amounts in millions)	GAAP	Adjustments		GAAP		Adjusted

Net revenue	$695.5	$85.0	(4)	$1,244.4	(6)	$2,024.9

Expenses, other than depreciation and amortization	367.9	(39.9	)(5)	549.8	(6)	877.8
Depreciation and amortization	63.7	—		282.4	(6)	346.1

Operating income	$263.9	$124.9		$412.2		$801.0

(1)	Represents revenue for Dex Media directories that published prior to the Dex Media Merger, which would have been recognized during the period absent purchase accounting required under GAAP. The nine months ended September 30, 2006 also includes revenue for January 2006 as reported by Dex Media.

(2)	Represents (a) expenses for Dex Media directories that published prior to the Dex Media Merger, which would have been recognized during the period absent purchase accounting required under GAAP, and for the nine months ended September 30, 2006, expenses for January 2006 as reported by Dex Media, (b) exclusion of transaction expenses reported by Dex Media in January 2006 directly related to the Dex Media Merger and (c) the exclusion of cost uplift recorded in purchase accounting for the AT&T Acquisition and the Dex Media Merger.

(3)	Represents the additional amortization expense related to the identifiable intangible assets acquired in the Dex Media Merger over their estimated useful lives, assuming the Dex Media Merger was consummated on January 1, 2006.

(4)	Represents revenue for directories that published prior to the AT&T Directory Acquisition, which would have been recognized during the period had it not been for purchase accounting required under GAAP.

(5)	Represents elimination of cost uplift for the AT&T Acquisition, net of expenses for AT&T directories that published prior to the AT&T Directory Acquisition, which would have been recognized during the period had it not been for purchase accounting required under GAAP.

(6)	Represents net revenue, expenses and depreciation and amortization reported by Dex Media on a GAAP basis for the three and nine months ended September 30, 2005.

2006 Adjusted and Adjusted Pro Forma Revenue Compared to 2005 Combined Adjusted Revenue
The components of adjusted and adjusted pro forma revenue for the three and nine months ended September 30, 2006, respectively, and combined adjusted revenue for the three and nine months ended September 30, 2005 are as follows:

	Three Months Ended September 30, 2006
		Dex Media
	Reported	Merger
(amounts in millions)	GAAP	Adjustments		Adjusted

Gross directory advertising revenue	$528.2	$146.0	(1)	$674.2
Sales claims and allowances	(13.3)	(7.0	)(1)	(20.3)

Net directory advertising revenue	514.9	139.0		653.9
Other revenue	9.3	2.6	(2)	11.9

Net revenue	$524.2	$141.6		$665.8

	Three Months Ended September 30, 2005
		AT&T
		Directory
	Reported	Acquisition	Dex Media		Combined
(amounts in millions)	GAAP	Adjustments	GAAP		Adjusted

Gross directory advertising revenue	$255.1	$5.5 (3)	$405.5	(4)	$666.1
Sales claims and allowances	(2.5)	—	—		(2.5)

Net directory advertising revenue	252.6	5.5	405.5		663.6
Other revenue	2.6	—	12.8	(4)	15.4

Net revenue	$255.2	$5.5	$418.3		$679.0

	Nine Months Ended September 30, 2006
		Dex Media
	Reported	Merger		Adjusted Pro
(amounts in millions)	GAAP	Adjustments		Forma

Gross directory advertising revenue	$1,282.4	$750.3	(1)	$2,032.7
Sales claims and allowances	(28.6)	(21.5	)(1)	(50.1)

Net directory advertising revenue	1,253.8	728.8		1,982.6
Other revenue	23.2	13.1	(2)	36.3

Net revenue	$1,277.0	$741.9		$2,018.9

	Nine Months Ended September 30, 2005
		AT&T
		Directory
	Reported	Acquisition		Dex Media		Combined
(amounts in millions)	GAAP	Adjustments		GAAP		Adjusted

Gross directory advertising revenue	$694.2	$85.5	(3)	$1,210.5	(4)	$1,990.2
Sales claims and allowances	(6.7)	(0.5	)(3)	—		(7.2)

Net directory advertising revenue	687.5	85.0		1,210.5		1,983.0
Other revenue	8.0	—		33.9	(4)	41.9

Net revenue	$695.5	$85.0		$1,244.4		$2,024.9

(1)	Represents gross directory advertising revenue and sales claims and allowances for Dex Media directories that published prior to the Dex Media Merger, which would have been recognized during the period had it not been for purchase accounting required under GAAP.

(2)	Other revenue includes barter revenue, late fees paid on outstanding customer balances, commissions earned on sales contracts with respect to advertising placed into other publishers’ directories, sales of directories and certain other print and internet products.

(3)	Represents gross directory advertising revenue and sales claims and allowances for AT&T directories that published prior to the AT&T Directory Acquisition, which would have been recognized during the period had it not been for purchase accounting required under GAAP.

(4)	Represents 2005 reported results for Dex Media. Prior to the Dex Media Merger, Dex Media only reported directory advertising revenue net of sales claims and allowances.
Adjusted and adjusted pro forma net revenue for the three and nine months ended September 30, 2006 was $665.8 million and $2,018.9 million, respectively, representing a decrease of $13.2 million and $6.0 million, respectively, from combined adjusted net revenue of $679.0 million and $2,024.9 million for the three and nine months ended September 30, 2005, respectively. Under the deferral and amortization method of revenue recognition, revenue from directory advertising sales is initially deferred when a directory is published and recognized ratably over the life of the directory, which is typically 12 months. For the three and nine month periods ended September 30, 2006, adjusted and adjusted pro forma gross directory advertising revenues increased compared with the corresponding periods in the prior year primarily due to the amortization of revenue from favorable sales performances in certain of our larger markets over the prior four quarters, however, this increase was more than offset by unfavorable sales claims and allowance experience primarily in the Dex Media markets resulting from customer claims associated with the prior legacy Dex Media systems conversion. The decrease in advertising sales described below will adversely impact amortization of directory advertising revenues over the next four quarters.
2006 Adjusted and Adjusted Pro Forma Expenses Compared to 2005 Combined Adjusted Expenses
Adjusted operating and G&A expenses for the three months ended September 30, 2006 of $298.4 million decreased by $2.5 million from combined adjusted operating and G&A expenses of $300.9 million for the prior corresponding period. Adjusted pro forma operating and G&A expenses for the nine months ended September 30, 2006 of $916.5 million increased by $38.7 million from combined adjusted operating and G&A expenses of $877.8 million for the comparable period in the prior year. The primary components of the $2.5 million decrease and $38.7 million increase are shown below:

	Three Months	Nine Months
	Ended September	Ended September
	30, 2006	30, 2006
(amounts in millions)	$ Change	$ Change

Stock-based compensation expense resulting from adoption of SFAS No. 123 (R)	$9.9	$35.6
Increased Internet production and distribution costs	5.0	17.5
Increased advertising costs	3.1	9.6
Increased print, paper and distribution costs	2.1	5.2
Decreased general corporate expenses	(13.7)	(16.2)
Decreased marketing costs	(3.7)	(12.8)
All other	(5.2)	(0.2)

Total (decrease) increase in adjusted and adjusted pro forma operating and G&A expenses for the three and nine months ended September 30, 2006, respectively, compared to the same periods in 2005 combined adjusted operating and G&A expenses	$(2.5)	$38.7

Adjusted and adjusted pro forma operating and G&A expenses for the three and nine months ended September 30, 2006 were impacted by $9.9 million and $35.6 million, respectively, of non-cash stock-based compensation expense resulting from SFAS No. 123 (R) which the Company adopted effective January 1, 2006, with no comparable expense for the corresponding prior year periods. For the three and nine months ended September 30, 2006, $2.2 million and $12.9 million, respectively, of the reported $9.9 million and $35.6 million of non-cash compensation expense resulted from modifications to stock awards outstanding due to acceleration of vesting terms as a result of the Dex Media Merger.
Adjusted and adjusted pro forma operating expenses for the three and nine months ended September 30, 2006 increased by $5.0 million and $17.5 million, respectively, from combined adjusted operating expenses for the corresponding periods in 2005 due to increased Internet production and distribution costs as we expanded our digital product line offerings. Adjusted and adjusted pro forma advertising costs were $3.1 million and $9.6 million greater for the three and nine months ended September 30, 2006, compared to combined adjusted advertising expenses for the three and nine months ended September 30, 2005, respectively, due to increased market investment and competitive responses. Adjusted and adjusted pro forma print, paper and distribution costs for the three and nine months ended September 30, 2006 were $2.1 million and $5.2 million greater, respectively, primarily due to increased page counts and directory volumes in certain markets and the introduction of companion directories, when compared to the combined adjusted expenses for the corresponding prior year periods. Adjusted and adjusted pro forma general corporate expenses were $13.7 million and $16.2 million lower, respectively, and marketing costs were $3.7 million and $12.8 million lower, respectively, for the three and nine months ended September 30, 2006, compared to combined adjusted expenses for the three and nine months ended September 30, 2005. Reductions in adjusted and adjusted pro forma operating and G&A expenses relate partially to achieving economies that accompany scale subsequent to the Dex Media Merger.
Adjusted and adjusted pro forma D&A for the three and nine months ended September 30, 2006 was $85.1 million and $253.7 million, respectively. Adjusted pro forma D&A for the nine months ended September 30, 2006 includes incremental D&A as if the Dex Media Merger occurred on January 1, 2006. Combined adjusted D&A for the three and nine months ended September 30, 2005 of $116.9 million and $346.1 million, respectively, represents D&A reported by both RHD and Dex Media. The decrease in adjusted and adjusted pro forma D&A for the three and nine months ended September 30, 2006 of $31.8 million and $92.4 million, respectively, from combined adjusted D&A for the corresponding prior year periods is primarily related to differences between RHD and Dex Media’s valuation and useful life assumptions utilized for the amortization of Dex Media’s intangible assets.
2006 Adjusted and Adjusted Pro Forma Operating Income Compared to 2005 Combined Adjusted Operating Income
Adjusted and adjusted pro forma operating income for the three and nine months ended September 30, 2006 was $282.3 million and $848.7 million, respectively, representing an increase of $21.1 million and $47.7 million, respectively, from combined adjusted operating income for the three and nine months ended September 30, 2005 of $261.2 million and $801.0 million, respectively, reflecting the variances between revenues and expenses from period to period described above.

Advertising Sales
Management reviews and evaluates advertising sales in directories that published during the period (“advertising sales”) as its primary sales performance measure. Advertising sales consist of sales of advertising in printed directories in the month the applicable directory is distributed, as well as in Internet-based directories when the advertisement is first placed on the site. Management believes that a comparison of advertising sales for the same directories from one period to the next gives a better indication of underlying sales trends, economic conditions and business confidence than a comparison of directory revenue recognized using the deferral and amortization method. Because we recognize directory revenue ratably over the life of a directory under the deferral and amortization method, the amount of revenue recognized during a period is not directly related to the sales trends, economic conditions and business confidence during that period. Advertising sales are similar to a “same-store” sales measure. If events occur during the current period that affect the comparability of advertising sales to the prior year period, such as changes in directory publication dates, then prior year advertising sales amounts are adjusted to conform to the current period presentation.
Advertising sales for the three and nine months ended September 30, 2006 decreased $10.7 million and $36.1 million, or 2.0% and 1.8%, respectively, from advertising sales recognized in the prior year corresponding periods. This decrease is a result of transition and integration of our Dex Media business, where higher customer sales claims and allowances resulting from prior legacy Dex Media systems conversion has led to declines in advertising sales in certain of our Dex Media markets. The decrease in advertising sales also resulted from declines in national sales and rescoping and consolidation of products in our AT&T markets. These declines are partially offset by continued growth associated with printed directories and digital products in our Embarq markets. Advertising sales are a non-GAAP measure for which the most comparable GAAP measure is net revenue. A reconciliation of advertising sales to net revenue reported in accordance with GAAP is presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
(amounts in millions, except percentages)	2006	2005	2006	2005
Reconciliation of advertising sales to net revenue - GAAP, net revenue - adjusted and adjusted pro forma and net revenue combined adjusted

RHD advertising sales disclosed in September 30, 2005 Form 10-Q		$223.6		$733.4

Dex Media advertising sales for the three and nine months ended September 30, 2005, disclosed in Dex Media’s third quarter 2005 press release		421.7		1,331.8

Adjustments for changes in publication dates and definition of advertising sales		(100.7)		(63.5)

RHD combined adjusted advertising sales		544.6		2,001.7
RHD adjusted advertising sales	$533.9
RHD adjusted pro forma advertising sales			$1,965.6

Advertising sales percentage change over prior year	(2.0%)		(1.8%)

Less (a) pre-acquisition Dex Media advertising sales not recognized as current period revenue and (b) total current period advertising sales not recognized as revenue due to the deferral method of accounting, plus (c) total net revenue reported in the period for advertising sales from prior periods.	(19.0)	(292.0)	(711.8)	(1,314.2)

Net directory advertising revenue	514.9	252.6	1,253.8	687.5

Other revenue	9.3	2.6	23.2	8.0

Net revenue - GAAP	524.2	255.2	1,277.0	695.5

Plus net revenue from directories that published prior to the AT&T Acquisition and the Dex Media Merger that would have been recognized during the period absent purchase accounting adjustments required under GAAP	141.6	5.5	741.9	85.0

Net revenue - adjusted	$665.8

Net revenue – adjusted pro forma			$2,018.9

Dex Media net revenue – GAAP from Dex Media’s Form 10-Q for the nine months ended September 30, 2005		418.3		1,244.4

Net revenue - combined adjusted		$679.0		$2,024.9

LIQUIDITY AND CAPITAL RESOURCES
Long-term debt of the Company at September 30, 2006, including fair value adjustments required by GAAP as a result of the Dex Media Merger, and December 31, 2005 consisted of the following:

	September 30, 2006	December 31, 2005

RHD
6.875% Senior Notes due 2013	$300,000	$300,000
6.875% Series A-1 Senior Discount Notes due 2013	334,413	—
6.875% Series A-2 Senior Discount Notes due 2013	604,692	—
8.875% Series A-3 Senior Notes due 2016	1,210,000	—
R.H. Donnelley Inc. (“RHDI”)
Credit Facility	1,968,736	2,170,915
8.875% Senior Notes due 2010	7,934	7,934
10.875% Senior Subordinated Notes due 2012	600,000	600,000
Dex Media, Inc.
8% Senior Notes due 2013	513,723	—	*
9% Senior Discount Notes due 2013	649,376	—	*
Dex Media East
Credit Facility	679,482	—	*
9.875% Senior Notes due 2009	478,034	—	*
12.125% Senior Subordinated Notes due 2012	390,523	—	*
Dex Media West
Credit Facility	1,533,086	—	*
8.5% Senior Notes due 2010	403,917	—	*
5.875% Senior Notes due 2011	8,788	—	*
9.875% Senior Subordinated Notes due 2013	833,724	—	*

Total RHD Consolidated	10,516,428	3,078,849
Less current portion	364,079	100,234

Long-term debt	$10,152,349	$2,978,615

*	The debt balances acquired as a result of the Dex Media Merger were not obligations of RHD at December 31, 2005.
Credit Facilities
R.H. Donnelley Inc. (“RHDI”)
As of September 30, 2006, RHDI’s senior secured credit facility, as amended and restated (“RHDI Credit Facility”), consists of a $323.4 million Term Loan A-4, a $350 million Term Loan D-1, a $1,422.0 million Term Loan D-2 and a $175.0 million Revolving Credit Facility (the “RHDI Revolver”) for an aggregate RHDI Credit Facility of $2,270.4 million. All Term Loans require quarterly principal and interest payments. The RHDI Credit Facility provides for a new Term Loan C for potential borrowings up to $400 million, such proceeds, if borrowed, to be used to fund acquisitions, refinance certain indebtedness or to make certain restricted payments. As of September 30, 2006, the outstanding balances of Term Loans A-4, D-1, and D-2 totaled $1,968.7 million, comprised of $197.6 million, $345.2 million and $1,407.5 million, respectively, and $18.4 million was outstanding under the RHDI Revolver (with an additional $0.4 million utilized under a standby letter of credit). The RHDI Revolver and Term Loan A-4 mature in December 2009 and Term Loans D-1 and D-2 mature in June 2011. The weighted average interest rate of outstanding debt under the RHDI Credit Facility was 6.88% and 6.21% at September 30, 2006 and December 31, 2005, respectively.
As amended, as of September 30, 2006, RHDI’s Credit Facility bears interest, at our option, at either:
•	The higher of (i) a base rate as determined by the Administrative Agent, Deutsche Bank Trust Company Americas and (ii) the Federal Funds Effective Rate (as defined) plus 0.50%, and in each case, plus a 0.25% margin on the RHDI Revolver and Term Loan A-4 and a 0.50% margin on Term Loan D-1 and Term Loan D-2; or

•	The LIBOR rate plus a 1.25% margin on the RHDI Revolver and Term Loan A-4 and a 1.50% margin on Term Loan D-1 and Term Loan D-2. We may elect interest periods of 1, 2, 3 or 6 months (or 9 or 12 months if, at the time of the borrowing, all lenders agree to make such term available), for LIBOR borrowings.
Dex Media East
As of September 30, 2006, the Dex Media East credit facility, as amended and restated in connection with the Dex Media Merger, consists of revolving loan commitments (“Dex Media East Revolver”) and term loan commitments. The Dex Media East Revolver consists of a total principal amount of $100.0 million, which is available for general corporate purposes, subject to certain conditions. The Dex Media East term loans consist of a tranche A term loan with an initial total principal amount of $690.0 million and a tranche B term loan with an initial total principal amount of $429.0 million. As of September 30, 2006, the principal amounts owing under the tranche A and tranche B term loans totaled $679.5 million, comprised of approximately $255.1 million and $420.0 million, respectively, and $4.4 million was outstanding under the Dex Media East Revolver (with an additional $1.4 million utilized under two standby letters of credit). The tranche A and tranche B term loans were available only to fund a portion of Dex Media Inc.’s acquisition of Dex East and a portion of the acquisition of Dex West. The Dex Media East Revolver and tranche A term loan will mature in November 2008, and the tranche B term loan will mature in May 2009. The weighted average interest rate of outstanding debt under the Dex Media East credit facility was 6.83% at September 30, 2006.
As amended, as of September 30, 2006, the Dex Media East credit facility bears interest, at our option, at either:
•	The higher of (i) the base rate determined by the Administrative Agent, JP Morgan Chase Bank, N.A. and (ii) the Federal Funds Effective Rate (as defined) plus 0.50%, and in each case, plus a 0.25% margin on the Dex Media East Revolver and Term Loan A and a 0.50% margin on Term Loan B; or

•	The LIBOR rate plus a 1.25% margin on the Dex Media East Revolver and Term Loan A and a 1.50% margin on Term Loan B. We may elect interest periods of 1, 2, 3, or 6 months (or 9 or 12 months if, at the time of the borrowing, all lenders agree to make such term available), for LIBOR borrowings.
Dex Media West
As of September 30, 2006, the Dex Media West credit facility, as amended and restated in connection with the Dex Media Merger, consists of revolving loan commitments (“Dex Media West Revolver”) and term loan commitments. The Dex Media West Revolver consists of a total principal amount of $100.0 million, which is available for general corporate purposes, subject to certain conditions. The Dex Media West term loans consist of a tranche A term loan with a total principal amount of $960.0 million, a tranche B-1 term loan with a total principal amount of $503.0 million, and a tranche B-2 term loan with a total available principal amount of $834.3 million. As of September 30, 2006, the principal amounts owed under the tranche A, tranche B-1, and tranche B-2 term loans totaled $1,533.1 million, comprised of approximately $293.7 million, $416.3 million, and $790.4 million, respectively, and $32.7 million was outstanding under the Dex Media West Revolver. The tranche A and tranche B term loan commitments were available only to fund a portion of Dex Media Inc.’s acquisition of Dex West. The tranche B-1 term loan in the amount of $444.2 million was utilized to redeem Dex Media West’s senior notes that were put to Dex Media West in connection with the change of control offer associated with the Dex Media Merger and to fund a portion of the cash consideration paid to Dex Media Inc.’s stockholders in connection with the Dex Media Merger. The other $58.8 million was cancelled and withdrawn. The tranche A term loan and Dex Media West Revolver will mature in September 2009 and the tranche B-1 and B-2 term loans will mature in March 2010. The weighted average interest rate of outstanding debt under the Dex Media West credit facility was 6.87% at September 30, 2006.
As amended, as of September 30, 2006, the Dex Media West credit facility bears interest, at our option, at either:
•	The higher of (i) the base rate determined by the Administrative Agent, JP Morgan Chase Bank, N.A., and (ii) the Federal Funds Effective Rate (as defined) plus 0.50%, and in each case, plus a 0.25% margin on the Dex Media West Revolver and Term Loan A and a 0.50% margin on Term Loan B-1 and Term Loan B-2; or

•	The LIBOR rate plus a 1.25% margin on the Dex Media West Revolver and Term Loan A and a 1.50% margin on Term Loan B-1 and Term Loan B-2. We may elect interest periods of 1, 2, 3, or 6 months (or 9 or 12 months if, at the time of the borrowing, all lenders agree to make such term available), for LIBOR borrowings.
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
On January 27, 2006, in order to fund the cash portion of the Dex Media Merger purchase price, we issued $660 million aggregate principal amount at maturity ($600.5 million gross proceeds) of 6.875% Series A-2 Senior Discount Notes due January 15, 2013 and $1,210 million principal amount of 8.875% Series A-3 Senior Notes due January 15, 2016. Interest is payable semi-annually on January 15th and July 15th each year for the Series A-2 Senior Discount Notes and the Series A-3 Senior Notes, commencing July 15, 2006. Also on January 27, 2006, we issued $365 million aggregate principal amount at maturity ($332.1 million gross proceeds) of 6.875% Series A-1 Senior Discount Notes due January 15, 2013 to fund the repurchase of the remaining 100,301 shares of our outstanding 8% redeemable convertible cumulative Preferred Stock (the “GS Repurchase”). Interest is payable semi-annually on January 15th and July 15th of each year, commencing July 15, 2006. All of these notes are unsecured obligations of RHD, senior in right of payment to all future senior subordinated and subordinated indebtedness of RHD and structurally subordinated to all indebtedness of our subsidiaries.
On May 30, 2006, RHD redeemed the outstanding preferred stock purchase rights issued pursuant to the Company’s stockholder rights plan at a redemption price of one cent per right for a total redemption payment of $0.7 million. This payment has been recorded as a charge to retained earnings for the nine months ended September 30, 2006.
RHDI
In connection with the Embarq Acquisition, RHDI issued $325 million 8.875% Senior Notes due 2010 (“Senior Notes”) and $600 million 10.875% Senior Subordinated Notes due 2012 (“Subordinated Notes”). The Company and the direct and indirect wholly owned subsidiaries of RHDI jointly and severally, fully and unconditionally, guarantee these notes. These notes are unsecured obligations of RHDI and interest is paid on these notes semi-annually on June 15th and December 15th. On December 20, 2005, we repurchased through a tender offer and exit consent solicitation $317.1 million of the Senior Notes. Proceeds from the RHDI Credit Facility’s $350 million Term Loan D-1 were used to fund the partial repurchase of the Senior Notes, a call premium of $25.3 million and pay transaction costs of the tender offer. The partial repurchase of the Senior Notes has been accounted for as an extinguishment of debt.

Dex Media, Inc.
Dex Media, Inc. issued $500 million aggregate principal amount of 8% senior notes due 2013. Interest is payable on May 15th and November 15th of each year. As of September 30, 2006, $500 million aggregate principal amount was outstanding excluding fair value adjustments.
Dex Media, Inc. has issued $750 million aggregate principal amount of 9% senior discount notes due 2013, under two indentures. Under the first indenture totaling $389 million aggregate principal amount, the 9% senior discount notes were issued at an original issue discount with interest accruing at 9%, per annum, compounded semi-annually. Interest accrues in the form of increased accreted value until November 15, 2008 (“Full Accretion Date”), at which time the accreted value will be equal to the full principal amount at maturity. Under the second indenture totaling $361 million aggregate principal amount, interest accrues at 8.37% per annum, compounded semi-annually, which creates a premium at the Full Accretion Date that will be amortized over the remainder of the term. After November 15, 2008, the 9% senior discount notes bear cash interest at 9% per annum, payable semi-annually on May 15th and November 15th of each year. No cash interest will accrue on the discount notes prior to the Full Accretion Date. As of September 30, 2006, $749.9 million aggregate principal amount was outstanding excluding fair value adjustments.
Dex Media East
Dex Media East issued $450 million aggregate principal amount of 9.875% senior notes due 2009. Interest is payable on May 15th and November 15th of each year. As of September 30, 2006, $449.7 million aggregate principal amount was outstanding excluding fair value adjustments.
Dex Media East issued $525 million aggregate principal amount of 12.125% senior subordinated notes due 2012. Interest is payable on May 15th and November 15th of each year. As of September 30, 2006, $341.3 million aggregate principal amount was outstanding excluding fair value adjustments.
Dex Media West
Dex Media West issued $385 million aggregate principal amount of 8.5% senior notes due 2010. Interest is payable on February 15th and August 15th of each year. As of September 30, 2006, $385 million aggregate principal amount was outstanding excluding fair value adjustments.
Dex Media West issued $300 million aggregate principal amount of 5.875% senior notes due 2011. Interest is payable on May 15th and November 15th of each year. As of September 30, 2006, $8.7 million aggregate principal amount was outstanding excluding fair value adjustments.
Dex Media West issued $780 million aggregate principal amount of 9.875% senior subordinated notes due 2013. Interest is payable on February 15th and August 15th of each year. As of September 30, 2006, $761.7 million aggregate principal amount was outstanding excluding fair value adjustments.

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
Following the Dex Media Merger, Dex Media is a wholly owned subsidiary of RHD. Our primary source of liquidity will continue to be cash flow generated from operations as well as available borrowing capacity under the RHDI Revolver and the Dex Media East Revolver and the Dex Media West Revolver. We expect that our primary liquidity requirements will be to fund operations and for debt service on our indebtedness, including Dex Media’s and its subsidiaries’ indebtedness. Our ability to meet our debt service requirements will be dependent on our ability to generate sufficient cash from operations and make additional borrowings under the combined company’s credit facilities. Our primary sources of cash flow will consist mainly of cash receipts from the sale of advertising in our yellow pages and online directories and can be impacted by, among other factors, general economic conditions, competition from other yellow pages directory publishers and other alternative products, consumer confidence and the level of demand for yellow pages advertising. We believe that cash flows from operations, along with borrowing capacity under our and Dex Media’s revolvers, will be adequate to fund our operations and capital expenditures and to meet our debt service requirements for at least the next 12 to 24 months. However, we make no assurances that our business will generate sufficient cash flow from operations or that sufficient borrowing will be available under the RHDI Revolver and Dex Media’s revolvers or Term Loan C to enable us to fund our operations, capital expenditures and meet all debt service requirements, pursue all of our strategic initiatives, or for other purposes.

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

As of September 30, 2006, the unamortized fair value adjustment due to purchase accounting was $198.3 million, which does not impact future scheduled interest or principal payments.
Primarily as a result of our business combinations and Preferred Stock repurchase transactions, we have a significant amount of debt service. Aggregate outstanding debt as of September 30, 2006 was $10,516.4 million. The completion of the Dex Media Merger triggered change of control offers on all of Dex Media’s and its subsidiaries outstanding notes, requiring us to make offers to repurchase the notes. $291.3 million of the 5.875% Dex Media West senior notes due 2011, $0.3 million of the 9.875% Dex Media East senior notes due 2009, $0.2 million of the 9.875% Dex Media West senior subordinated notes due 2013 and $0.1 million of the 9% Dex Media Inc. senior discount notes due 2013 were tendered in the applicable change of control offer and repurchased by us.
During the nine months ended September 30, 2006, we made scheduled principal payments of $212.4 million and prepaid an additional $210.0 million in principal under the RHDI, Dex Media East and Dex Media West credit facilities. Together with $291.9 million of note repurchases noted above, debt repayments totaled $714.3 million during the nine months ended September 30, 2006. Additionally, we made revolver payments of $600.9 million offset by revolver borrowings of $639.4 million under the RHDI, Dex Media East and Dex Media West credit facilities.
Cash provided by operating activities was $566.4 million for the nine months ended September 30, 2006. Key contributors to operating cash flow include the following:
•	$186.9 million in net loss.
•	$225.4 million of net non-cash charges primarily consisting of $233.2 million of depreciation and amortization, $47.9 million in bad debt provision, $35.6 million of stock-based compensation expense and $23.4 million in other non-cash charges, offset by a $114.7 million change in deferred taxes.

•	$550.0 million net source of cash from a $581.3 million increase in deferred directory revenue, offset by an increase in accounts receivable of $31.3 million. The change in deferred revenue and accounts receivable are analyzed together given the fact that when a directory is published, the annual billable value of that directory is initially deferred and unbilled accounts receivable are established. Each month thereafter, typically one twelfth of the billing value is recognized as revenue and billed to customers. Additionally, under purchase accounting rules, deferred revenue was not recorded on directories that were published prior to the Dex Media Merger, however we retained all of the rights associated with the collection of amounts due under the advertising contracts executed prior to the Dex Media Merger.

•	$32.3 million net use of cash from an increase in other assets, consisting of a $43.5 million increase in prepaid expenses, primarily relating to deferred directory costs associated with directories not yet published, offset by a $11.2 million decrease in other current and non-current assets, primarily relating to changes in the fair value of the Company’s interest rate swap agreements.

•	$0.2 million net use of cash from a decrease in accounts payable and accrued liabilities, primarily reflecting a $38.2 million decrease in accrued liabilities, including accrued salaries and related bonuses, and a $1.0 million decrease in trade accounts payable, offset by a $39.0 million increase in accrued interest payable on outstanding debt.

•	$10.4 million net source of cash from an increase in other non-current liabilities, including pension and postretirement long-term liabilities.
Cash used by investing activities for the nine months ended September 30, 2006 was $1,943.3 million and includes the following:
•	$41.9 million used to purchase fixed assets, primarily computer equipment, software and leasehold improvements.

•	$1,901.4 million in cash payments primarily in connection with the Dex Media Merger, including merger fees net of cash received from Dex Media.
Cash provided by financing activities for the nine months ended September 30, 2006 was $1,522.2 million and includes the following:
•	$2,514.4 million in net borrowings, consisting of $2,142.5 million related to the Series A-2 Senior Discount Notes and Series A-3 Senior Notes, which were used to fund the cash portion of the Dex Media Merger, and Series A-1 Senior Discount Notes, which were used to fund the GS Repurchase. Net borrowings also consist of $444.2 million of the Dex Media West tranche B-1 term loan, $150.0 million of which was used to fund the cash portion of the Dex Media Merger and $294.2 million of which was used to fund the purchase of the 5.875% Dex Media West Senior Notes, 9.875% Dex Media West Senior Subordinated Notes and 9% Dex Media, Inc. Senior Discount Notes in conjunction with change of control offers. These borrowings were net of financing costs of $72.3 million.

•	$1,315.2 million in principal payments on debt borrowed under each of the credit facilities. Of this amount, $212.4 million represents scheduled principal payments, $210.0 million represents principal payments made on an accelerated basis, at our option, from excess cash flow generated from operations, $291.9 represents Dex Media senior notes put back to the Company for repurchase and $600.9 million represents principal payments on each of the revolvers.

•	$336.8 million used to repurchase the remaining 100,301 shares of our Preferred Stock in January 2006 and to redeem preferred stock purchase rights under our stockholder rights plan in May 2006.

•	$639.4 million source in borrowings under the revolvers.

•	$23.6 million in proceeds from the exercise of employee stock options.

•	$3.2 million in the decreased balance of checks not yet presented for payment.
Cash provided by operating activities was $314.3 million for the nine months ended September 30, 2005. Key contributors to operating cash flow included the following:
•	$54.9 million in net income.

•	$145.1 million of net non-cash charges reflecting a source of cash, consisting of $63.7 million of depreciation and amortization, $21.2 million in bad debt provision, $43.3 million in deferred taxes, $4.4 million of stock-based compensation expense and $12.5 million in other non-cash charges.

•	$63.1 million net source of cash from a $41.1 million increase in deferred directory revenue plus a decrease in accounts receivable of $22.0 million. We analyze the change in deferred revenue and accounts receivable together because when a directory is published, the annual billing value of that directory is initially deferred and unbilled accounts receivable are established. Each month thereafter, typically one-twelfth of the billing value is recognized as revenue and billed to customers. In connection with the AT&T Directory Acquisition, while we did not record the deferred revenue for directories published prior to the acquisition due to purchase accounting, we did acquire the associated unbilled receivables and the rights to bill and collect these receivables, which totaled approximately $207.3 million.

•	$46.7 million net source of cash from a decrease in other assets, reflecting a net decrease in deferred directory costs of $37.6 million, consisting of an increase in deferred directory costs of $17.1 million offset by $54.7 million in amortization of deferred directory costs relating to directories that were scheduled to publish subsequent to the AT&T Directory Acquisition, and a $9.1 million decrease in prepaid expenses. Deferred directory costs represent cash payments for certain costs associated with the publication of directories. Since deferred directory costs are initially deferred when incurred, the cash payments are made prior to the expense being recognized.

•	$11.6 million net source of cash from an increase in accounts payable and accrued liabilities, reflecting a $29.0 million increase in accrued interest payable on outstanding debt, offset by a $17.4 million decrease in accounts payable and accrued liabilities.

•	$7.1 million net use of cash resulting from a decrease in other non-current liabilities comprised of a $13.5 million current tax benefit offset by a net increase in other non-current liabilities of $6.4 million, which includes a $4.7 million increase to the restructuring reserve relating to the AT&T Directory Business.
Cash used in investing activities for the nine months ended September 30, 2005 was $20.5 million used to purchase fixed assets, primarily computer equipment and software.
Cash used in financing activities for the nine months ended September 30, 2005 was $299.1 million and included the following:
•	$291.1 million in net proceeds from the issuance of Holdco Notes for the redemption of outstanding Preferred Stock.

•	$277.2 million used for the redemption of Preferred Stock.

•	$18.2 million reduction in the Revolver balance consisting of $281.2 million of Revolver repayments (including $41.2 million from the outstanding Revolver balance at December 31, 2004) less $263.0 million in borrowings.

•	$302.2 million of other debt repayments including $92.2 million in scheduled and mandatory payments and $210.0 million in pre-payments.

•	$0.3 million in the decreased value of checks not presented for payment.

•	$7.7 million in proceeds from the exercise of employee stock options.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk and Risk Management
The RHDI Credit Facility and the Dex Media West and Dex Media East credit facilities bear interest at variable rates and, accordingly, our earnings and cash flow are affected by changes in interest rates. The RHDI Credit Facility requires that we maintain hedge agreements to provide either a fixed interest rate or interest rate protection on at least 50% of our total outstanding debt. The Dex Media East and Dex Media West credit facilities require that we maintain hedge agreements to provide a fixed rate on at least 33% of their respective indebtedness. The Company has entered into the following interest rate swaps that effectively convert approximately 90% of the Company’s variable rate debt to fixed rate debt as of September 30, 2006. Under the terms of the agreements, the Company receives variable interest based on three-month LIBOR and pays a fixed rate of interest.

Effective Dates	Notional Amount		Pay Rates	Maturity Dates
(amounts in millions)
April 1, 2003	$255	(3)	2.850%	March 31, 2007
May 8, 2003	125	(2), (7)	3.638% - 4.085%	November 8, 2007 - May 8, 2008
September 7, 2004	200	(3)	3.490% - 3.750%	September 8, 2008 - September 7, 2009
September 15, 2004	250	(4)	3.200% - 3.910%	September 15, 2007 - September 15, 2009
September 17, 2004	150	(3)	3.210% - 3.740%	September 17, 2007 - September 17, 2009
September 23, 2004	150	(3)	3.160% - 3.438%	September 24, 2007 - September 23, 2008
October 20, 2004	100	(1), (8)	3.513%	October 20, 2006
October 26, 2004	200	(3), (8)	3.315% - 3.449%	October 26, 2006
December 20, 2005	300	(6)	4.74% - 4.752%	December 20, 2007 - December 22, 2008
February 14, 2006	350	(4)	4.925% - 4.9435%	February 14, 2008 - February 17, 2009
February 28, 2006	50	(1)	4.93275%	February 28, 2008
March 10, 2006	150	(2)	5.010%	March 10, 2008
May 25, 2006	300	(3)	5.326%	May 26, 2009
May 26, 2006	200	(2)	5.2725% -5.275%	May 26, 2009
May 31, 2006	100	(2)	5.295% - 5.312%	May 31, 2008 - May 31, 2009
June 12, 2006	400	(5)	5.27% - 5.295%	June 12, 2008 - June 12, 2009

Total	$3,280

(1)	Consists of one swap.

(2)	Consists of two swaps.

(3)	Consists of three swaps.

(4)	Consists of four swaps.

(5)	Consists of five swaps.

(6)	Consists of six swaps.

(7)	Denotes swaps entered into by Dex Media East and acquired by RHD as a result of the Dex Media Merger. Swaps have not been designated as cash flow hedges.

(8)	Denotes swaps entered into by Dex Media West and acquired by RHD as a result of the Dex Media Merger. Swaps have not been designated as cash flow hedges.

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
Market Risk Sensitive Instruments
The Company utilizes a combination of fixed-rate and variable-rate debt to finance its operations. The variable-rate debt exposes the Company to variability in interest payments due to changes in interest rates. Management believes that it is prudent to mitigate the interest rate risk on a portion of its variable-rate borrowings. To meet this objective, the Company has entered into fixed interest rate swap agreements to manage fluctuations in cash flows resulting from changes in interest rates on variable-rate debt. Certain interest rate swap agreements have been designated as cash flow hedges. In accordance with the provisions of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 137 and SFAS No. 138, the swaps are recorded at fair value. On a quarterly basis, the fair values of the swaps are determined based on quoted market prices and, assuming effectiveness, the differences between the fair value and the book value of the swaps are recognized in accumulated other comprehensive (loss) income, a component of shareholders’ equity (deficit). Any ineffectiveness of the swaps is required to be recognized in earnings. The swaps and the hedged item (three-month LIBOR-based interest payments on $2.9 billion of bank debt) have been designed so that the critical terms (interest reset dates, duration and index) coincide. Assuming the critical terms continue to coincide, the cash flows from the swaps will exactly offset the cash flows of the hedged item and no ineffectiveness will exist.
For derivative instruments that are not designated or do not qualify as hedged transactions, the initial fair value, if any, and any subsequent gains or losses on the change in the fair value are reported in earnings as a component of interest expense. During May 2006, the Company entered into $1.0 billion notional value of interest rate swaps, which were not designated as cash flow hedges until July 2006. In addition, interest rate swaps acquired as a result of the Dex Media Merger with a notional amount of $425 million have not been designated as cash flow hedges. Resulting gains or losses on the change in the fair value of these interest rate swaps have been recognized in earnings as a component of interest expense.
Item 4. Controls and Procedures
(a)	Evaluation of Disclosure Controls and Procedures. Based on their evaluation, as of the end of the period covered by this Quarterly Report on Form 10-Q, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) the principal executive officer and principal financial officer of the Company have each concluded that such disclosure controls and procedures are effective and sufficient to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that, including without limitation, ensuring information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

(b)	Changes in Internal Control Over Financial Reporting. There have been no changes in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
During the three and nine months ended September 30, 2006, there were no material changes to the information set forth in the 2005 10-K regarding the Legacy Tax Matter (as defined in the 2005 10-K).
Item 6. Exhibits
     (a) Exhibits:

Exhibit No.	Document
2.1#	Stock Purchase Agreement, dated as of September 21, 2002, by and among the Company, Sprint Corporation and Centel Directories LLC (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 1, 2002, Commission File No. 001-07155)

2.2	Supplemental Agreement to Stock Purchase Agreement, dated as of December 31, 2002, by and among the Company, Sprint Corporation and Centel Directories LLC (incorporated by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 17, 2003, Commission File No. 001-07155)

2.3#	Preferred Stock and Warrant Purchase Agreement, dated as of September 21, 2002, among the Company and investment partnerships affiliated with The Goldman Sachs Group, Inc. (incorporated by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 1, 2002, Commission File No. 001-07155). This Agreement is no longer in effect.

Exhibit No.	Document
2.4#	Purchase Agreement, dated as of July 28, 2004, by and among the Company, Ameritech Corporation and Ameritech Publishing, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 2, 2004, Commission File No. 001-07155)

2.5	Amendment No. 1 to the Purchase Agreement, dated as of September 1, 2004, by and among the Company, Ameritech Corporation and Ameritech Publishing, Inc. (incorporated by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 3, 2004, Commission File No. 001-07155)

2.6#	Agreement and Plan of Merger, dated as of October 3, 2005, among the Company, Dex Media, Inc. and Forward Acquisition Corp. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 6, 2005, Commission File No. 001-07155)

2.7	Purchase Agreement, dated as of August 19, 2002, by and between Qwest Dex, Inc., Qwest Services Corporation, and Qwest Communications International Inc., on the one hand, and Dex Holdings LLC, on the other hand (incorporated by reference to Exhibit 2.1 to Dex Media, Inc.’s Registration Statement on Form S-4 filed with the Securities and Exchange Commission on April 14, 2004, Commission File No. 333-114472)

2.8	Amendment No. 1, dated September 9, 2003, to Purchase Agreement, dated as of August 19, 2002, by and between Qwest Dex, Inc., Qwest Services Corporation, and Qwest Communications International Inc., on the one hand, and Dex Holdings LLC, on the other hand (incorporated by reference to Exhibit 2.2 to Dex Media, Inc.’s Registration Statement on Form S-4 filed with the Securities and Exchange Commission on April 14, 2004, Commission File No. 333-114472)

3.1	Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q for the three months ended March 31, 1999, filed with the Securities and Exchange Commission on May 14, 1999 Commission File No. 001-07155)

3.2	Third Amended and Restated By-laws of the Company (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 21, 2006, Commission File No. 001-07155)

3.3	Certificate of Designations of Convertible Cumulative Preferred Stock of R.H. Donnelley Corporation (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 17, 2003, Commission File No. 001-07155).

3.4	Certificate of Elimination of Convertible Cumulative Preferred Stock of R.H. Donnelley Corporation (incorporated by reference to Exhibit 3.4 to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on May 10, 2006, Commission File No. 001-07155).

4.1	Rights Agreement, dated as of October 27, 1998, between the Company and First Chicago Trust Company (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form 8-A, filed with the Securities and Exchange Commission on November 5, 1998, Commission File No. 001-07155) This agreement is no longer in effect.

Exhibit No.	Document
4.2	Amendment No. 1 to Rights Agreement, dated as of February 26, 2001, by and among the Company, First Chicago Trust Company of New York (as initial Rights Agent) and The Bank of New York (as successor Rights Agent) (incorporated by reference to Exhibit 4.5 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, filed with the Securities and Exchange Commission on March 28, 2001, Commission File No. 001-07155) This agreement is no longer in effect.

4.3	Amendment No. 2 to Rights Agreement, dated as of September 21, 2002, between the Company and The Bank of New York, as successor Rights Agent (incorporated by reference to Exhibit 4.1 to Amendment No. 1 to the Registration Statement on Form 8-A, filed with the Securities and Exchange Commission on October 1, 2002, Commission File No. 001-07155) This agreement is no longer in effect.

4.4	Amendment No. 3, dated as of October 3, 2005, to the Rights Agreement, dated as of October 27, 1998, as amended, between the Company and The Bank of New York, as successor rights agent (incorporated by reference to Exhibit 4.1 to Amendment No. 2 to the Company’s Registration Statement on Form 8-A, filed with the Securities and Exchange Commission on October 6, 2005, Commission File No. 001-7155) This agreement is no longer in effect.

4.5	Form of Warrant Agreement, dated as of November 25, 2002, between the Company and investment partnerships affiliated with The Goldman Sachs Group, Inc (incorporated by reference to Exhibit 4.5 to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on May 10, 2006, Commission File No. 001-07155).

4.6	Form of Warrant Agreement, dated January 3, 2003, between the Company and investment partnerships affiliated with The Goldman Sachs Group, Inc (incorporated by reference to Exhibit 4.6 to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on May 10, 2006, Commission File No. 001-07155).

4.7	Registration Rights Agreement, dated as of November 25, 2002, among the Company and investment partnerships affiliated with The Goldman Sachs Group, Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 3, 2002, Commission File No. 001-07155). This Agreement is no longer in effect.

4.8	Indenture, dated as of December 3, 2002, between R.H. Donnelley Inc. (as successor to R.H. Donnelley Finance Corporation I), as Issuer, and The Bank of New York, as Trustee, with respect to the 8.875% Senior Notes due 2010 (incorporated by reference to Exhibit 4.13 to the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 20, 2003, Commission File No. 001-07155)

4.9	Form of 8.875% Senior Notes due 2010 (included in Exhibit 4.8)

4.10	Supplemental Indenture, dated as of January 3, 2003, among R.H. Donnelley Inc., as Issuer, the Company and the other guarantors signatory thereto, as Guarantors, and The Bank of New York, as Trustee, with respect to the 8.875% Senior Notes due 2010 of R.H. Donnelley, Inc. (incorporated by reference to Exhibit 4.14 to the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 20, 2003, Commission File No. 001-07155)

Exhibit No.	Document
4.11	Second Supplemental Indenture, dated as of September 1, 2004, by and among R.H. Donnelley Inc., the guarantors party thereto and The Bank of New York, as Trustee, with respect to the 8.875% Senior Notes due 2010 of R.H. Donnelley Inc. (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 3, 2004, Commission File No. 001-07155)

4.12	Third Supplemental Indenture, dated as of December 6, 2005, by and among R.H. Donnelley Inc., as Issuer, the Company and the subsidiary guarantors named therein, as Guarantors, and The Bank of New York, as Trustee, with respect to the 8.875% Senior Notes due 2010 of R.H. Donnelley, Inc. (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 20, 2005, Commission File No. 001-07155)

4.13	Guarantees relating to the 8.875% Senior Notes due 2010 (incorporated by reference to Exhibit 4.16 to the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 20, 2003, Commission File No. 001-07155)

4.14	Senior Guarantees relating to Second Supplemental Indenture to the Indenture governing the 8.875% Senior Notes due 2010 (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 3, 2004, Commission File No. 001-07155)

4.15	Indenture, dated as of December 3, 2002, between R.H. Donnelley Inc. (as successor to R.H. Donnelley Finance Corporation I), as Issuer, and The Bank of New York, as Trustee, with respect to the 10.875% Senior Subordinated Notes due 2012 (incorporated by reference to Exhibit 4.17 to the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 20, 2003, Commission File No. 001-07155)

4.16	Form of 10.875% Senior Subordinated Notes due 2012 (included in Exhibit 4.15)

4.17	Supplemental Indenture, dated as of January 3, 2003, among R.H. Donnelley Inc., as Issuer, the Company and the other guarantors signatory thereto, as Guarantors, and The Bank of New York, as Trustee, with respect to the 10.875% Senior Subordinated Notes due 2012 (incorporated by reference to Exhibit 4.18 to the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 20, 2003, Commission File No. 001-07155)

4.18	Second Supplemental Indenture, dated as of January 9, 2004, among R.H. Donnelley Inc., as Issuer, the Company and other guarantors signatory thereto, as Guarantors, and The Bank of New York, as Trustee, with respect to the 10.875% Senior Subordinated Notes due 2012 (incorporated by reference to Exhibit 4.21 to the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 12, 2004, Commission File No. 001-07155)

4.19	Third Supplemental Indenture, dated as of September 1, 2004, by and among R.H. Donnelley Inc., and the guarantors party thereto, as Guarantors, and The Bank of New York, as Trustee, with respect to the 10.875% Senior Subordinated Notes due 2012 of R.H. Donnelley Inc. (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 3, 2004, Commission File No. 001-07155)

4.20	Guarantees relating to the 10.875% Senior Subordinated Notes due 2012 (incorporated by reference to Exhibit 4.20 to the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 20, 2003, Commission File No. 001-07155)

Exhibit No.	Document
4.21	Senior Subordinated Guarantees relating to the Third Supplemental Indenture to the Indenture governing the 10.875% Notes due 2012 (incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 3, 2004, Commission File No. 001-07155)

4.22	Indenture, dated as of November 10, 2003, between Dex Media, Inc. and U.S. Bank National Association, as Trustee, with respect to the 8% Notes due 2013 (incorporated by reference to Exhibit 4.1 to Dex Media, Inc.’s Registration Statement on Form S-4, filed with the Securities and Exchange Commission on April 14, 2004, Commission File No. 333-114472)

4.23	Form of 8% Notes due 2013 (included in Exhibit 4.22)

4.24	Supplemental Indenture, dated as of January 31, 2006, between U.S. Bank National Association, as Trustee, and Dex Media, Inc. (f/k/a Forward Acquisition Corp.) with respect to Dex Media, Inc.’s 8% Notes due 2013 (incorporated by reference to Exhibit 4.1 to Dex Media, Inc.’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 6, 2006, Commission File No. 333-131626)

4.25	Indenture, dated November 10, 2003, between Dex Media, Inc. and U.S. Bank National Association, as Trustee, with respect to Dex Media, Inc.’s 9% Discount Notes due 2013 (incorporated by reference to Exhibit 4.3 to Dex Media, Inc.’s Registration Statement on Form S-4, filed with the Securities and Exchange Commission on April 14, 2004, Commission File No. 333-114472)

4.26	Form of 9% Discount Notes due 2013 (included in Exhibit 4.25)

4.27	Supplemental Indenture, dated as of January 31, 2006, between U.S. Bank National Association, as Trustee, and Dex Media, Inc. (f/k/a Forward Acquisition Corp.) with respect to Dex Media, Inc.’s 9% Discount Notes due 2013 (incorporated by reference to Exhibit 4.1 to Dex Media, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 6, 2006, Commission File No. 333-131626)

4.28	Indenture, dated February 11, 2004, between Dex Media, Inc. and U.S. Bank National Association, as Trustee with respect to Dex Media, Inc.’s 9% Discount Notes due 2013 (incorporated by reference to Exhibit 4.5 to Dex Media, Inc.’s Registration Statement on Form S-4, filed with the Securities and Exchange Commission on April 14, 2004, Commission File No. 333-114472)

4.29	Form of 9% Discount Notes due 2013 (included in Exhibit 4.28)

4.30	Supplemental Indenture, dated as of January 31, 2006, between U.S. Bank National Association, as Trustee, and Dex Media, Inc. (f/k/a Forward Acquisition Corp.) with respect to Dex Media, Inc.’s 9% Discount Notes due 2014 (incorporated by reference to Dex Media, Inc.’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 6, 2006, Commission File No. 333-131626)

4.31	Indenture, dated November 8, 2002, among Dex Media East LLC, Dex Media East Finance Co. and U.S. Bank National Association, as Trustee with respect to Dex Media East LLC’s 9 7/8% Senior Notes due 2009 (incorporated by reference to Exhibit 4.7 to Dex Media, Inc.’s Registration Statement on Form S-4, filed with the Securities and Exchange Commission on April 14, 2004, Commission File No. 333-114472)

4.32	Form of 9 7/8% Senior Notes due 2009 (included in Exhibit 4.31)

Exhibit No.	Document
4.33	Indenture, dated November 8, 2002, among Dex Media East LLC, Dex Media East Finance Co. and U.S. Bank National Association, as Trustee, with respect to Dex Media East LLC’s 12 1/8% Senior Subordinated Notes due 2012 (incorporated by reference to Exhibit 4.9 to Dex Media, Inc.’s Registration Statement on Form S-4, filed with the Securities and Exchange Commission on April 14, 2004, Commission File No. 333-114472)

4.34	Form of 12 1/8% Senior Subordinated Notes due 2012 (included in Exhibit 4.33)

4.35	Indenture, dated August 29, 2003, among Dex Media West LLC, Dex Media West Finance Co. and U.S. Bank National Association, as Trustee, with respect to Dex Media West LLC’s 8 1/2% Senior Notes due 2010 (incorporated by reference to Exhibit 4.11 to Dex Media, Inc.’s Registration Statement on Form S-4, filed with the Securities and Exchange Commission on April 14, 2004, Commission File No. 333-114472)

4.36	Form of 8 1/2% Senior Notes due 2010 (included in Exhibit 4.35)

4.37	Indenture, dated August 29, 2003, among Dex Media West LLC, Dex Media West Finance Co. and U.S. Bank National Association, as Trustee, with respect to Dex Media West LLC’s 9 7/8% Senior Subordinated Notes due 2013 (incorporated by reference to Exhibit 4.13 to Dex Media, Inc.’s Registration Statement on Form S-4, filed with the Securities and Exchange Commission on April 14, 2004, Commission File No. 333-114472)

4.38	Form of 9 7/8% Senior Subordinated Notes due 2013 (included in Exhibit 4.37)

4.39	Note Registration Rights Agreement, dated November 10, 2003, among Dex Media, Inc. and J.P. Morgan Securities Inc., Banc of America Securities LLC and Lehman Brothers Inc. (incorporated by reference to Exhibit 4.15 to Dex Media, Inc.’s Registration Statement on Form S-4, filed with the Securities and Exchange Commission on April 14, 2004, Commission File No. 333-114472)

4.40	Discount Note Registration Rights Agreement, dated November 10, 2003, among Dex Media, Inc. and J.P. Morgan Securities Inc., Banc of America Securities LLC and Lehman Brothers Inc. (incorporated by reference to Exhibit 4.16 to Dex Media, Inc.’s Registration Statement on Form S-4, filed with the Securities and Exchange Commission on April 14, 2004, Commission File No. 333-114472)

4.41	Discount Note Registration Rights Agreement, dated February 11, 2004, among Dex Media, Inc. and J.P. Morgan Securities Inc. and Lehman Brothers Inc. (incorporated by reference to Exhibit 4.17 to Dex Media, Inc.’s Registration Statement on Form S-4, filed with the Securities and Exchange Commission on April 14, 2004, Commission File No. 333-114472)

4.42	Indenture, dated November 24, 2004, among Dex Media West LLC, Dex Media West Finance Co., and U.S. Bank National Association, as Trustee, with respect to Dex Media West LLC’s 5 7/8% Senior Notes due 2011 (incorporated by reference to Exhibit 4.7 to Dex Media West LLC and Dex Media West Finance Co.’s Registration Statement on Form S-4, declared effective by the Securities and Exchange Commission on February 3, 2005, Commission File No. 333-121259

4.43	Form of 5 7/8% Senior Notes due 2011 (included in Exhibit 4.42)

Exhibit No.	Document
4.44#	Indenture, dated as of January 14, 2005, among the Company and The Bank of New York, as Trustee, with respect to the Company’s 6.78% Senior Notes due 2013 of the Company (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 19, 2005, Commission File No. 001-07155)

4.45	Form of 6 7/8% Senior Notes due 2013 (included in Exhibit 4.44)

4.46	Indenture, dated January 27, 2006, between the Company, as Issuer, and The Bank of New York, as Trustee, with respect to the Company’s 6.875% Series A-1 Senior Discount Notes due 2013 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 2, 2006, Commission File No. 001-07155)

4.47	Form of 6.875% Series A-1 Senior Discount Note due 2013, included in Exhibit 4.46)

4.48	Indenture, dated January 27, 2006, between the Company (as successor to R.H. Donnelly Finance Corporation III), as Issuer, and The Bank of New York, as Trustee, with respect to the Company’s 6.875% Series A-2 Senior Discount Notes due 2013 (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 2, 2006, Commission File No. 001-07155)

4.49	Form of 6.875% Series A-2 Senior Discount Note due 2013 (included in Exhibit 4.48)

4.50	Supplemental Indenture, dated January 31, 2006, by and between the Company and The Bank of New York, as Trustee, with respect to the Company’s 6.875% Series A-2 Senior Discount Notes due 2013 (incorporated by reference to Exhibit 4.5 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 2, 2006, Commission File No. 001-07155)

4.51	Indenture, dated January 27, 2006, between the Company (as successor to R.H. Donnelly Finance Corporation III), as Issuer, and The Bank of New York, as Trustee, with respect to the Company’s 8.875% Series A-3 Senior Notes due 2016 (incorporated by reference to Exhibit 4.6 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 2, 2006, Commission File No. 001-07155)

4.52	Form of 8.875% Series A-3 Senior Note due 2016 (included in Exhibit 4.51)

4.53	Supplemental Indenture, dated January 31, 2006, by and between the Company and The Bank of New York, as Trustee, with respect to the Company’s 8.875% Series A-3 Senior Notes due 2016 (incorporated by reference to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 2, 2006, Commission File No. 001-07155)

4.54	Registration Rights Agreement, dated as of January 14, 2005, among the Company and the initial purchasers that are party thereto (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 19, 2005, Commission File No. 001-07155)

4.55	Registration Rights Agreement, dated January 27, 2006, by and between the Company and the initial purchasers identified therein (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 2, 2006, Commission File No. 001-07155)

Exhibit No.	Document
10.1#	Form of Distribution Agreement between the Company (f/k/a The Dun & Bradstreet Corporation) and The New Dun & Bradstreet Corporation (incorporated by reference to Exhibit 99.2 to the Current Report on Form 8-K of the Company (f/k/a The Dun & Bradstreet Corporation), filed with the Securities and Exchange Commission on September 30, 1998, Commission File No. 001-07155)

10.2#	Form of Tax Allocation Agreement between the Company (f/k/a The Dun & Bradstreet Corporation) and The New Dun & Bradstreet Corporation (incorporated by reference to Exhibit 99.3 to the Current Report on Form 8-K of the Company (f/k/a The Dun & Bradstreet Corporation), filed with the Securities and Exchange Commission on September 30, 1998, Commission File No. 001-07155)

10.3#	Amended and Restated Indemnity and Joint Defense Agreement dated as of July 30, 2004, by and among VNU, N.V., VNU, Inc., ACNielson Corporation, AC Nielson (US), Inc., Nielson Media Research, Inc., the Company, the Dun & Bradstreet Corporation, Moody’s Corporation, and IMS Health Incorporated (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on August 9, 2004, Commission File No. 001-07155)

10.4#	DonTech II Partnership Agreement, effective August 19, 1997, by and between R.H. Donnelley Inc. (f/k/a The Reuben H. Donnelley Corporation) and R.H. Donnelley Publishing and Advertising of Illinois Partnership, as successor to Ameritech Publishing of Illinois, Inc. (incorporated by reference to Exhibit 10.10 to Amendment No. 1 to the Company’s Registration Statement on Form S-4, filed with the Securities and Exchange Commission on August 7, 1998, Registration No. 333-59287)

10.5	Amendment No. 1 to DonTech II Partnership Agreement, dated as of January 28, 2000, between R.H. Donnelley Inc. and R.H. Donnelley Publishing and Advertising of Illinois Partnership, as successor to Ameritech Publishing of Illinois, Inc. (incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 12, 2004, Commission File No. 001-07155)

10.6#	Revenue Participation Agreement, dated as of August 19, 1997, by and between R.H. Donnelley Publishing and Advertising of Illinois Partnership, as successor to APIL Partners Partnership, and R.H. Donnelley APIL, Inc., as assignee of R.H. Donnelley Inc. (f/k/a The Reuben H. Donnelley Corporation) (incorporated by reference to Exhibit 10.11 to Amendment No. 1 to the Company’s Registration Statement on Form S-4, filed with the Securities and Exchange Commission on August 7, 1998, Registration No. 333-59287)

10.7#	Master Agreement, executed August 19, 1997, by and among R.H. Donnelley Inc. (f/k/a The Reuben H. Donnelley Corporation), the Company (f/k/a The Dun & Bradstreet Corporation), The Am-Don Partnership a/k/a DonTech, DonTech II, Ameritech Publishing, Inc., Ameritech Publishing of Illinois, Inc., Ameritech Corporation, DonTech I Publishing Company LLC and the APIL Partners Partnership (incorporated by reference to Exhibit 10.12 to Amendment No. 1 to the Company’s Registration Statement on Form S-4, filed with the Securities and Exchange Commission on August 7, 1998, Registration No. 333-59287) This agreement is no longer in effect.

10.8#	Exclusive Sales Agency Agreement, effective August 19, 1997, between R.H. Donnelley Publishing and Advertising of Illinois Partnership, as successor to APIL Partners Partnership, and DonTech II (incorporated by reference to Exhibit 10.13 to Amendment No. 1 to the Company’s Registration Statement on Form S-4, filed with the Securities and Exchange Commission on August 7, 1998, Registration No. 333-59287)

Exhibit No.	Document
10.9	Agreement for Publishing Services, dated as of January 1, 2002, between Ameritech Publishing Inc. and R.H. Donnelley Inc. (certain portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to an Application for an Order Granting Confidential Treatment) (incorporated by reference to Exhibit 10.13 to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on May 10, 2002, Commission File No. 001-07155) This agreement is no longer in effect

10.10^	Key Employees’ Performance Unit Plan, as amended and restated (incorporated by reference to Exhibit 10.15 to Amendment No. 3 to the Company’s Registration Statement on Form S-4, filed with the Securities and Exchange Commission on September 28, 1998, Registration No. 333-59287)

10.11^	1991 Key Employees’ Stock Option Plan, as amended and restated through April 25, 2000 (incorporated by reference to Exhibit 10.17 to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on November 13, 2000, Commission File No. 001-07155)

10.12^	Amended and Restated 1998 Directors’ Stock Plan (incorporated by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 27, 2000, Commission File No. 001-07155)

10.13^	Pension Benefit Equalization Plan (incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 27, 2002, Commission File No. 001-07155)

10.14^	2001 Stock Award and Incentive Plan (incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 27, 2002, Commission File No. 001-07155)

10.15^	2005 Stock Award and Incentive Plan (incorporated by reference to Exhibit 10.15 to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on August 5, 2005, Commission File No. 001-07155)

10.16^	Form of Non-Qualified Stock Option Agreement under 2005 Plan (incorporated by reference to Exhibit 10.16 to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on August 5, 2005, Commission File No. 001-07155)

10.17^	Form of Annual Incentive Program Award under 2005 Plan (incorporated by reference to Exhibit 10.17 to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on August 5, 2005, Commission File No. 001-07155)

10.18^	Form of Performance Unit Program Award (incorporated by reference to Exhibit 99.04 to the Company’s Registration Statement on Form S-8, filed with the Securities and Exchange Commission on July 25, 2001, Registration No. 333-65822)

10.19^	Form of Restricted Stock Award Agreement under 2005 Plan (incorporated by reference to Exhibit 10.19 to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on May 10, 2006, Commission File No. 001-07155)

10.20^	Form of Stock Appreciation Rights Awards Agreement under 2005 Plan (incorporated by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 6, 2005, Commission File No. 001-07155)

Exhibit No.	Document
10.21^	Form of R.H. Donnelley Corporation Restricted Stock Units Agreement under 2005 Plan (incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, filed with the Securities and Exchange Commission on March 16, 2006, Commission File No. 001-07155)

10.22^	Deferred Compensation Plan (incorporated by reference to Exhibit 4.01 to the Company’s Registration Statement on Form S-8, filed with the Securities and Exchange Commission on November 24, 1999, Registration No. 333-91613)

10.23^	Form of Amendment of Awards, Consent and Waiver (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 14, 2005, Commission File No. 001-07155)

10.24^	Stock Option Plan of Dex Media, Inc., effective as of November 8, 2002 (incorporated by reference to Exhibit 10.27 to Dex Media, Inc.’s Registration Statement on Form S-4, filed with the Securities and Exchange Commission on April 14, 2004, Commission File No. 333-114472)

10.25^	First Amendment to Stock Option Plan of Dex Media, Inc., effective as of September 9, 2003 (incorporated by reference to Exhibit 10.28 to Dex Media, Inc.’s Registration Statement on Form S-4, filed with the Securities and Exchange Commission on April 14, 2004, Commission File No. 333-114472)

10.26^	Second Amendment to Stock Option Plan of Dex Media, Inc., effective as of December 18, 2003 (incorporated by reference to Exhibit 10.29 to Dex Media, Inc.’s Registration Statement on Form S-4, filed with the Securities and Exchange Commission on April 14, 2004, Commission File No. 333-114472)

10.27^	Dex Media, Inc. 2004 Incentive Award Plan (incorporated by reference to Exhibit 4.5 to Dex Media, Inc.’s Registration Statement on Form S-8, filed with the Securities and Exchange Commission on November 19, 2004, Commission file No. 333-120631)

10.28^	Amended and Restated Employment Agreement, dated October 3, 2005, between the Company and David C. Swanson (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 6, 2005, Commission File No. 001-07155)

10.29^	Amended and Restated Employment Agreement, dated October 3, 2005, between the Company and Peter J. McDonald (incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 6, 2005, Commission File No. 001-07155)

10.30^	Amended and Restated Employment Agreement, dated October 3, 2005, between the Company and Steven M. Blondy (incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 6, 2005, Commission File No. 001-07155)

10.31^	Employment Agreement, dated as of February 21, 2006, by and between the Company and George A. Burnett (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 23, 2006, Commission File No. 001-07155)

10.32*^	Separation Agreement and Release, dated as of May 5, 2006, by and between the Company and George A. Burnett

Exhibit No.	Document
10.33^	Employment Agreement, dated as of January 1, 2001, between the Company and Robert J. Bush (incorporated by reference to Exhibit 10.37 to the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 28, 2001, Commission File No. 001-07155)

10.34^	Amendment No. 1 to Employment Agreement, dated as of February 27, 2001, between the Company and Robert J. Bush (incorporated by reference to Exhibit 10.38 to the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 28, 2001, Commission File No. 001-07155)

10.35	Letter Agreement, dated as of November 25, 2002, among the Company, R.H. Donnelley Inc. and investment partnerships affiliated with The Goldman Sachs Group, Inc (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 3, 2002, Commission File No. 001-07155). This Agreement is no longer in effect.

10.36	Letter Agreement, dated as of July 22, 2003, among the Company and investment partnerships affiliated with The Goldman Sachs Group, Inc. (incorporated by reference to Exhibit 10.45 to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on August 13, 2003, Commission File No. 001-07155). This Agreement is no longer in effect.

10.37	Letter Agreement, dated as of January 3, 2003, among the Company, R.H. Donnelley Inc. and investment partnerships affiliated with The Goldman Sachs Group, Inc (incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 17, 2003, Commission File No. 001-07155). This Agreement is no longer in effect.

10.38#	Stock Purchase Agreement, dated as of January 10, 2005, by and among the Company and certain investment partnerships affiliated with The Goldman Sachs Group, Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 11, 2005, Commission File No. 001-07155)

10.39#	Directory Services License Agreement, dated as of January 3, 2003, by and among R.H. Donnelley Publishing & Advertising, Inc. (f/k/a Sprint Publishing & Advertising, Inc.), CenDon L.L.C., R.H. Donnelley Directory Company (f/k/a Centel Directory Company), Sprint Corporation, Sprint Directory Trademark Company, LLC and the Sprint Local Telecommunications Division (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 17, 2003, Commission File No. 001-07155) This Agreement is no longer in effect.

10.40#	Trademark License Agreement, dated as of January 3, 2003, by and among Sprint Directory Trademark Company, LLC, R.H. Donnelley Publishing & Advertising, Inc. (f/k/a Sprint Publishing & Advertising, Inc.), CenDon L.L.C. and R.H. Donnelley Directory Company (f/k/a Centel Directory Company) (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 17, 2003, Commission File No. 001-07155) This Agreement is no longer in effect.

10.41#	Publisher Trademark License Agreement, dated as of January 3, 2003, by and among R.H. Donnelley Publishing & Advertising, Inc. (f/k/a Sprint Publishing & Advertising, Inc.), R.H. Donnelley Directory Company (f/k/a Centel Directory Company) and Sprint Corporation (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 17, 2003, Commission File No. 001-07155) This Agreement is no longer in effect.

Exhibit No.	Document
10.42	Non-Competition Agreement, dated as of January 3, 2003, by and among the Company, R.H. Donnelley Publishing & Advertising, Inc. (f/k/a Sprint Publishing & Advertising, Inc.), CenDon L.L.C., R.H. Donnelley Directory Company (f/k/a Centel Directory Company), Sprint Corporation and the Sprint Local Telecommunications Division (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 17, 2003, Commission File No. 001-07155)

10.43	Subscriber Listings Agreement, dated as of January 3, 2003, by and among R.H. Donnelley Publishing & Advertising, Inc. (f/k/a Sprint Publishing & Advertising, Inc.), CenDon L.L.C., R.H. Donnelley Directory Company (f/k/a Centel Directory Company), Sprint Corporation and the Sprint Local Telecommunications Division (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 17, 2003, Commission File No. 001-07155) This Agreement is no longer in effect.

10.44	Directory Services License Agreement, dated as of May 16, 2006, by and among R.H. Donnelley Publishing & Advertising, Inc., CenDon L.L.C., R.H. Donnelley Directory Company, Embarq Corporation, Embarq Directory Trademark Company, LLC and certain subsidiaries of Embarq Corporation formerly constituting Sprint Local Telecommunications Division (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 19, 2006)

10.45	Trademark License Agreement, dated as of May 16, 2006, by and among R.H. Donnelley Publishing & Advertising, Inc., CenDon L.L.C., R.H. Donnelley Directory Company and Embarq Directory Trademark Company, LLC (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 19, 2006)

10.46	Publisher Trademark License Agreement, dated as of May 16, 2006, by and among R.H. Donnelley Publishing & Advertising, Inc., CenDon L.L.C., R.H. Donnelley Directory Company and Embarq Corporation (incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 19, 2006)

10.47	Non-Competition Agreement, dated as of May 16, 2006, by and among R.H. Donnelley Corporation, R.H. Donnelley Publishing & Advertising, Inc., CenDon L.L.C., R.H. Donnelley Directory Company, Embarq Corporation, Embarq Directory Trademark Company, LLC and certain subsidiaries of Embarq Corporation formerly constituting Sprint Local Telecommunications Division (incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 19, 2006)

10.48	Subscriber Listings Agreement, dated as of May 16, 2006, by and among R.H. Donnelley Publishing & Advertising, Inc., CenDon L.L.C., R.H. Donnelley Directory Company, Embarq Corporation and certain subsidiaries of Embarq Corporation formerly constituting Sprint Local Telecommunications Division (incorporated by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 19, 2006)

10.49	Warrant Purchase Agreement, dated as of November 2, 2006, by and among the Company and certain investment partnerships affiliated with The Goldman Sachs Group, Inc. (incorporated by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 2, 2006)

Exhibit No.	Document
10.50	Standstill Agreement, dated as of May 16, 2006, by and between R.H. Donnelley Publishing & Advertising, Inc. and Embarq Corporation (incorporated by reference to Exhibit 10.11 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 19, 2006)

10.51#	Directory Services License Agreement, dated as of September 1, 2004, among the Company, R.H. Donnelley Publishing & Advertising of Illinois Partnership (f/k/a The APIL Partners Partnership), DonTech II Partnership, Ameritech Corporation, SBC Directory Operations, Inc. and SBC Knowledge Ventures, L.P. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 3, 2004, Commission File No. 001-07155)

10.52	Non-Competition Agreement, dated as of September 1, 2004, between the Company and SBC Communications, Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 3, 2004, Commission File No. 001-07155)

10.53	SMARTpages Reseller Agreement, dated as of September 1, 2004, among SBC Communications, Inc., Southwestern Bell Yellow Pages, Inc., SBC Knowledge Ventures, L.P., the Company, R.H. Donnelley Publishing & Advertising of Illinois Partnership (f/k/a The APIL Partners Partnership) and DonTech II Partnership (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 3, 2004, Commission File No. 001-07155)

10.54	Ameritech Directory Publishing Listing License Agreement, dated as of September 1, 2004, among R.H. Donnelley Publishing & Advertising of Illinois Partnership (f/k/a The APIL Partners Partnership), DonTech II Partnership and Ameritech Services Inc. (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 3, 2004, Commission File No. 001-07155)

10.55	Amended and Restated Billing and Collection Agreement, dated September 1, 2003, by and between Qwest Corporation and Dex Media East LLC (f/k/a SGN LLC) (incorporated by reference to Exhibit 10.8 to Dex Media, Inc.’s Registration Statement on Form S-4, filed with the Securities and Exchange Commission on April 14, 2004, Commission File No. 333-114472)

10.56	Billing and Collection Agreement, dated as of September 1, 2003, by and between Qwest Corporation and Dex Media West LLC (f/k/a GPP LLC) (incorporated by reference to Exhibit 10.9 to Dex Media, Inc.’s Registration Statement on Form S-4, filed with the Securities and Exchange Commission on April 14, 2004, Commission File No. 333-114472)

10.57	Non-Competition and Non-Solicitation Agreement, dated November 8, 2002, by and among Dex Media East LLC (f/k/a SGN LLC), Dex Media West LLC (f/k/a GPP LLC), Dex Holdings LLC and Qwest Corporation, Qwest Communications International Inc. and Qwest Dex, Inc. (incorporated by reference to Exhibit 10.10 to Dex Media, Inc.’s Registration Statement on Form S-4, filed with the Securities and Exchange Commission on April 14, 2004, Commission File No. 333-114472)

10.58	Publishing Agreement by and among Dex Media, Inc., Dex Media East LLC (f/k/a SGN LLC), Dex Media West LLC (f/k/a/ GPP LLC) and Qwest Corporation, dated November 8, 2002, as amended (incorporated by reference to Exhibit 10.19 to Dex Media, Inc.’s Registration Statement on Form S-4, filed with the Securities and Exchange Commission on April 14, 2004, Commission File No. 333-114472)

Exhibit No.	Document
10.59	Employee Cost Sharing Agreement by and among Dex Media Service LLC, Dex Media, Inc., Dex Media East LLC and Dex Media West LLC, effective as of December 31, 2003 (incorporated by reference to Exhibit 10.30 to Dex Media, Inc.’s Registration Statement on Form S-4, filed with the Securities and Exchange Commission on April 14, 2004, Commission File No. 333-114472)

10.60	Intercompany License Agreement by and among Dex Media, Inc., Dex Media East LLC and Dex Media West LLC, effective as of September 9, 2003 (incorporated by reference to Exhibit 10.32 to Dex Media, Inc.’s Registration Statement on Form S-4, filed with the Securities and Exchange Commission on April 14, 2004, Commission File No. 333-114472)

10.61#	Amended and Restated Credit Agreement, dated as of September 1, 2004, by and among, R.H. Donnelley Inc., as borrower, the Company, the lenders from time to time parties thereto, J.P. Morgan Securities Inc. and Bear, Stearns & Co. Inc., as joint lead arrangers and joint bookrunners, JPMorgan Chase Bank and Bear Stearns Corporate Lending Inc., as co-syndication agents, Citicorp North America, Inc. and Goldman Sachs Credit Partners L.P., as co-documentation agents, and Deutsche Bank Trust Company Americas, as administrative agent (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 3, 2004, Commission File No. 001-07155)

10.62	First Amendment, dated as of December 6, 2004, to the Amended and Restated Credit Agreement, dated as of September 1, 2004, by and among the Company, R.H. Donnelley Inc., the lenders from time to time parties thereto, Deutsche Bank Trust Company Americas, as administrative agent and J.P. Morgan Securities Inc. as sole bookrunner and sole lead arranger and the other agents party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 8, 2004, Commission File No. 001-07155)

10.63	Second Amendment, dated as of January 7, 2005, to the Amended and Restated Credit Agreement, dated as of September 1, 2004, by and among the Company, R.H. Donnelley Inc., the lenders from time to time parties thereto, Deutsche Bank Trust Company Americas, as administrative agent and the other agents party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 11, 2005, Commission File No. 001-07155)

10.64	Commitment Letter, dated October 2, 2005, among the Company, J.P. Morgan Securities Inc. and JPMorgan Chase Bank, N.A. (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 6, 2005, Commission File No. 001-07155)

10.65#	Second Amended and Restated Credit Agreement, dated December 13, 2005, among the Company, RHDI, the several banks and other financial institutions or entities from time to time parties thereto as lenders, J.P. Morgan Securities Inc. and Deutsche Bank Trust Company Americas, as co-lead arrangers and joint-bookrunners, JPMorgan Chase Bank, N.A., as syndication agent, Bear Stearns Corporate Lending Inc., Credit Suisse, Cayman Islands Branch, Goldman Sachs Credit Partners L.P., UBS Securities LLC and Wachovia Bank, National Association, as co-documentation agents, and Deutsche Bank Trust Company Americas, as administrative agent (incorporated by reference to Exhibit 10.1, the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 19, 2005, Commission File No. 001-07155)

Exhibit No.	Document
10.66	First Amendment, dated as of April 24, 2006, to the Second Amended and Restated Credit Agreement, dated December 13, 2005, among the Company, RHDI, the several banks and other financial institutions or entities from time to time parties thereto as lenders, and Deutsche Bank Trust Company Americas, as administrative agent (incorporated by reference to Exhibit 10.1, the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 28, 2006, Commission File No. 001-07155)

10.67	Amended and Restated Guaranty and Collateral Agreement, dated as of September 1, 2004, by and among the Company, R.H. Donnelley Inc., R.H. Donnelley APIL, Inc., R.H. Donnelley Publishing & Advertising, Inc., Get Digital Smart.com Inc., R.H. Donnelley Publishing & Advertising of Illinois Partnership, DonTech II Partnership, DonTech Holdings, LLC, and R.H. Donnelley Publishing & Advertising of Illinois Holdings, LLC (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 3, 2004, Commission File No. 001-07155)

10.68	Second Amended and Restated Guaranty and Collateral Agreement, dated as of December 13, 2005, by and among the Company, R.H. Donnelley, Inc., and the subsidiaries of R.H. Donnelley, Inc. party thereto, and Deutsche Bank Trust Company Americas, as collateral agent (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 19, 2005, Commission File No. 001-07155)

10.69	Reaffirmation, dated as of December 6, 2004, by the Company, R.H. Donnelley, Inc. and its subsidiaries in favor of Deutsche Bank Trust Company Americas, as administrative agent (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 8, 2004, Commission File No. 001-07155)

10.70	Reaffirmation, dated as of April 24, 2006, among R.H. Donnelley Corporation, R.H. Donnelley Inc. and its subsidiaries and Deutsche Bank Trust Company Americas, as administrative agent (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 28, 2006, Commission File No. 001-07155)

10.71#	Second Amendment and Restatement of Credit Agreement, dated as of October 31, 2003, by and among Dex Media, Inc., Dex Media East, Inc., Dex Media East LLC, JPMorgan Chase Bank, as administrative agent, J.P. Morgan Securities Inc. and Banc of America Securities LLC, as joint bookrunners and joint lead arrangers, J.P. Morgan Europe, Limited, as London Agent, and Bank of America, N.A., Lehman Commercial Paper Inc., Wachovia Bank, National Association and Deutsche Bank Trust Company Americas, as co-syndication agents (incorporated by reference to Exhibit 10.1 to Dex Media, Inc.’s Registration Statement on Form S-4, filed with the Securities and Exchange Commission on April 14, 2004, Commission File No. 333-114472)

10.72	Third Amendment, dated as of June 11, 2004, to the Credit Agreement, dated as of November 8, 2002, as amended and restated as of October 31, 2003, by and among Dex Media, Inc., Dex Media East, Inc., Dex Media East LLC, JPMorgan Chase Bank, as administrative agent, J.P. Morgan Securities Inc. and Banc of America Securities LLC, as joint bookrunners and joint lead arrangers, and Bank of America, N.A., Wachovia Bank, National Association, Lehman Commercial Paper Inc. and Deutsche Bank Trust Company Americas, as co-syndication agents (incorporated by reference to Exhibit 10.2 to Dex Media, Inc.’s Registration Statement on Form S-1 and amendments thereto, declared effective by the Securities and Exchange Commission on July 21, 2004, Commission File No. 333-115489)

Exhibit No.	Document
10.73	Fourth Amendment, dated as of November 24, 2004, to the Credit Agreement, dated as of November 8, 2002, as amended and restated as of October 31, 2003, by and among Dex Media, Inc., Dex Media East, Inc., Dex Media East LLC, JPMorgan Chase Bank, as administrative agent, J.P. Morgan Securities Inc. and Banc of America Securities LLC, as joint bookrunners and joint lead arrangers, and Bank of America, N.A., Wachovia Bank, National Association, Lehman Commercial Paper Inc. and Deutsche Bank Trust Company Americas, as co-syndication agents (incorporated by reference to Exhibit 10.3 to Dex Media, Inc.’s Registration Statement on Form S-1, declared effective by the Securities and Exchange Commission on January 25, 2005, Commission file No. 333-121859)

10.74	Fifth Amendment, dated as of June 16, 2005, to the Credit Agreement, dated as of November 8, 2002, as amended and restated as of July 27, 2004, by and among Dex Media, Inc., Dex Media East, Inc., Dex Media East LLC, JPMorgan Chase Bank, as administrative agent, J.P. Morgan Securities Inc. and Banc of America Securities LLC, as joint bookrunners and co-lead arrangers, and Bank of America, N.A., Wachovia Bank, National Association, Lehman Commercial Paper Inc. and Deutsche Bank Trust company Americas, as co-syndication agents (incorporated by reference to Exhibit 10.6 to Dex Media, Inc.’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on August 4, 2005, Commission File No. 001-32249)

10.75	Guarantee and Collateral Agreement, dated as of November 8, 2002, by and among Dex Media East, Inc., Dex Media East LLC (f/k/a SGN LLC), Dex Media East Finance Co., LCI International, Inc. (Dex Media International, Inc.) and JPMorgan Chase Bank, as collateral agent (incorporated by reference to Exhibit 10.2 to Dex Media, Inc.’s Registration Statement on Form S-4, filed with the Securities and Exchange Commission on April 14, 2004, Commission File No. 333-114472)

10.76	Agreement to Amend and Restate, dated December 13, 2005, among the Company and lenders that are party to the Credit Agreement, dated as of November 8, 2002, as amended, referenced therein (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 19, 2005, Commission File No. 001-07155)

10.77#	Amended and Restated Credit Agreement, dated January 31, 2006, by and among Dex Media, Inc. (f/k/a Forward Acquisition Corp.), Dex Media East, Inc., Dex Media East LLC, JPMorgan Chase Bank, N.A., as administrative agent, and the other entities from time to time parties thereto (incorporated by reference to Exhibit 10.3 to Dex Media, Inc.’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 6, 2006, Commission File No. 333-131626)

10.78	Reaffirmation Agreement, dated January 31, 2006, by and among Dex Media, Inc. (f/k/a Forward Acquisition Corp.), Dex Media East, Inc., Dex Media East LLC and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.4 to Dex Media, Inc.’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 6, 2006, Commission File No. 333-131626)

10.79#	Credit Agreement, dated as of September 9, 2003, among Dex Media, Inc., Dex Media West, Inc., Dex Media West LLC, JPMorgan Chase Bank, as administrative agent, J.P. Morgan Securities Inc. and Banc of America Securities LLC, as joint bookrunners and joint lead arrangers, and Bank of America, N.A., Wachovia Bank, National Association, Lehman Commercial Paper Inc. and Deutsche Bank Trust Company Americas, as co-syndication agents (incorporated by reference to Exhibit 10.4 to Dex Media, Inc.’s Registration Statement on Form S-4, filed with the Securities and Exchange Commission on April 14, 2004, Commission File No. 333-114472). This Credit Agreement has been amended and restated.

Exhibit No.	Document
10.80	First Amendment, dated as of October 31, 2003, to the Credit Agreement, dated as of September 9, 2003, among Dex Media, Inc., Dex Media West, Inc., Dex Media West LLC, JPMorgan Chase Bank, as administrative agent, J.P. Morgan Securities Inc. and Banc of America Securities LLC, as joint bookrunners and joint lead arrangers, and Bank of America, N.A., Wachovia Bank, National Association, Lehman Commercial Paper Inc. and Deutsche Bank Trust Company Americas, as co-syndication agents (incorporated by reference to Exhibit 10.5 to Dex Media, Inc.’s Registration Statement on Form S-4, filed with the Securities and Exchange Commission on April 14, 2004, Commission File No. 333-114472). This Credit Agreement has been amended and restated.

10.81	Second Amendment, dated as of June 11, 2004, to the Credit Agreement, dated as of September 9, 2003, as amended as of October 31, 2003, by and among Dex Media, Inc., Dex Media West, Inc., Dex Media West LLC, JPMorgan Chase Bank, as administrative agent, J.P. Morgan Securities Inc. and Banc of America Securities LLC, as joint bookrunners and joint lead arrangers, and Bank of America, N.A., Wachovia Bank, National Association, Lehman Commercial Paper Inc. and Deutsche Bank Trust Company Americas, as co-syndication agents (incorporated by reference to Exhibit 10.7 to Dex Media, Inc.’s Registration Statement on Form S-1, declared effective by the Securities and Exchange Commission on July 21, 2004, Commission File No. 333-115489). This Credit Agreement has been amended and restated.

10.82	Third Amendment, dated as of November 24, 2004, to the Credit Agreement, dated as of September 9, 2003, among Dex Media, Inc., Dex Media West, Inc., Dex Media West LLC JPMorgan Chase Bank, N.A. (formerly known as JPMorgan Chase Bank), as administrative agent, J.P. Morgan Securities Inc. and Banc of America Securities LLC, as joint bookrunners and joint lead arrangers, and Bank of America, N.A., Wachovia Bank, National Association, Lehman Commercial Paper Inc. and Deutsche Bank Trust Company Americas, as co-syndication agents (incorporated by reference to Exhibit 10.9 to Dex Media, Inc.’s Registration Statement on Form S-1, declared effective by the Securities and Exchange Commission on January 25, 2005, Commission File No. 333-121859). This Credit Agreement has been amended and restated.

10.83	Fourth Amendment, dated as of June 16, 2005, to the Credit Agreement dated as of September 9, 2003, as amended and restated as of July 27, 2004, by and among Dex Media, Inc., Dex Media West, Inc., Dex Media West LLC, JPMorgan Chase Bank, N.A., as administrative agent, J.P. Morgan Securities Inc. and Banc of America Securities LLC, as joint bookrunners and co-lead arrangers, and Bank of America, N.A., Wachovia Bank, National Association, Lehman Commercial Paper Inc. and Deutsche Bank Trust Company Americas, as co-syndication agents (incorporated by reference to Exhibit 10.5 to Dex Media, Inc.’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on August 4, 2005, Commission File No. 001-32249). This Credit Agreement has been amended and restated.

10.84	Guarantee and Collateral Agreement, dated as of September 9, 2003, among Dex Media West, Inc., Dex Media West LLC, Dex Media West Finance Co. and JPMorgan Chase Bank, as collateral agent (incorporated by reference to Exhibit 10.7 to Dex Media, Inc.’s Registration Statement on Form S-4, filed with the Securities and Exchange Commission on April 14, 2004, Commission File No. 333-114472)

10.85	Agreement to Amend and Restate, dated December 13, 2005, among the Company and the lenders that are party to the Credit Agreement, dated as of September 9, 2003, as amended, referenced therein (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 19, 2005, Commission File No. 001-07155)

Exhibit No.	Document
10.86#	Amended and Restated Credit Agreement, dated January 31, 2006, by and among Dex Media, Inc. (f/k/a Forward Acquisition Corp.), Dex Media West, Inc., Dex Media West LLC, JPMorgan Chase Bank, N.A., as administrative agent, and the other entities from time to time parties thereto (incorporated by reference to Exhibit 10.1 to Dex Media, Inc.’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 6, 2006, Commission File No. 333-131626)

10.87	Reaffirmation Agreement, dated January 31, 2006, by and among Dex Media, Inc. (f/k/a Forward Acquisition Corp.), Dex Media West, Inc., Dex Media West LLC, JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.2 to Dex Media, Inc.’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 6, 2006, Commission File No. 333-131626)

10.88#	Closing Agreement, dated as of December 13, 2004, by and between the Company and the Commissioner of the Internal Revenue Service (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 16, 2004, Commission File No. 001-07155)

10.89	Closing Agreement, dated as of July 21, 2005, by and between the Company and the Commissioner of the Internal Revenue Service (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 3, 2005, Commission File No. 001-07155)

10.90	Sponsor Stockholders Agreement, dated as of October 3, 2005, among the Company, Welsh, Carson, Anderson & Stowe IX, L.P., WD GP Associates LLC and WD Investors LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 6, 2005, Commission File No. 001-07155)

10.91	Sponsor Stockholders Agreement, dated as of October 3, 2005, among the Company, Carlyle Partners III, L.P., CP III Coinvestment, L.P., Carlyle High Yield Partners, L.P., Carlyle-Dex Partners L.P. and Carlyle-Dex Partners II, L.P. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 6, 2005, Commission File No. 001-07155)

10.92	Support Agreement, dated October 3, 2005, among the Company, Welsh, Carson, Anderson & Stowe IX, L.P., WD GP Associates LLC and WD Investors LLC. (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 6, 2005, Commission File No. 001-07155)

10.93	Support Agreement, dated October 3, 2005, among the Company, Carlyle Partners III, L.P., CP III Coinvestment, L.P., Carlyle High Yield Partners, L.P., Carlyle-Dex Partners L.P. and Carlyle-Dex Partners II, L.P. (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 6, 2005, Commission File No. 001-07155)

10.94#	Stock Purchase and Support Agreement, dated as of October 3, 2005, among the Company and the stockholders listed on Schedule A attached thereto (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 6, 2005, Commission File No. 001-07155)

10.95^	Board of Director Compensation Plan (incorporated by reference to Exhibit 10.85 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, filed with the Securities and Exchange Commission on March 16, 2006, Commission File No. 001-07155)

Exhibit No.	Document
10.96	First Amendment, dated as of April 24, 2006, to the Credit Agreement, dated as of September 9, 2003, as amended and restated as of January 31, 2006, among Dex Media, Inc., Dex Media West, Inc., Dex Media West LLC, the lenders from time to time party thereto, JPMorgan Chase Bank, N.A., as administrative agent and collateral agent, and the other agents parties thereto (incorporated by reference to Exhibit 10.1 to Dex Media, Inc.’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 28, 2006, Commission File No. 333-131626)

10.97	Reaffirmation Agreement, dated as of April 24, 2006, among Dex Media, Inc., Dex Media West, Inc., Dex Media West LLC, Dex Media West Finance Co. and JPMorgan Chase Bank, N.A., as collateral agent (incorporated by reference to Exhibit 10.2 to Dex Media, Inc.’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 28, 2006, Commission File No. 333-131626)

10.98	First Amendment, dated as of April 24, 2006, to the Credit Agreement, dated as of November 8, 2002, as amended and restated as of January 31, 2006, among Dex Media, Inc., Dex Media East, Inc., Dex Media East LLC, the lenders from time to time party thereto, JPMorgan Chase Bank, N.A., as administrative agent and collateral agent, and the other agents parties thereto (incorporated by reference to Exhibit 10.3 to Dex Media, Inc.’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 28, 2006, Commission File No. 333-131626)

10.99	Reaffirmation Agreement, dated as of April 24, 2006, among Dex Media, Inc., Dex Media East, Inc., Dex Media East LLC, Dex Media East Finance Co., Dex Media International, Inc. and JPMorgan Chase Bank, N.A., as collateral agent (incorporated by reference to Exhibit 10.4 to Dex Media, Inc.’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 28, 2006, Commission File No. 333-131626)

10.100	Letter from Sprint Nextel Corporation dated as of May 16, 2006 acknowledging certain matters with respect to the Non-Competition Agreement described above as Exhibit 10.41 (incorporated by reference to Exhibit 10.12 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 19, 2006, Commission File No. 001-07155).

31.1*	Certification of Quarterly Report on Form 10-Q for the period ended September 30, 2006 by David C. Swanson, Chairman and Chief Executive Officer of R.H. Donnelley Corporation under Section 302 of the Sarbanes-Oxley Act

31.2*	Certification of Quarterly Report on Form 10-Q for the period ended September 30, 2006 by Steven M. Blondy, Executive Vice President and Chief Financial Officer of R.H. Donnelley Corporation under Section 302 of the Sarbanes-Oxley Act

32.1*	Certification of Quarterly Report on Form 10-Q for the period ended September 30, 2006 under Section 906 of the Sarbanes-Oxley Act by David C. Swanson, Chairman and Chief Executive Officer, and Steven M. Blondy, Executive Vice President and Chief Financial Officer, for R.H. Donnelley Corporation

*	Filed herewith.

^	Management contract or compensatory plan.

#	The Company agrees to furnish supplementally a copy of any omitted exhibits or schedules to the Securities and Exchange Commission upon request.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

R.H. DONNELLEY CORPORATION

Date: November 8, 2006	By:	/s/ Steven M. Blondy

Steven M. Blondy
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: November 8, 2006	By:	/s/ Jeffrey A. Smith

Jeffrey A. Smith
Vice President and Controller
(Principal Accounting Officer)

Exhibit Index

Exhibit No.	Document
10.32*	Separation Agreement and Release Agreement, dated as of May 5, 2006, by and between the Company and George A. Burnett

31.1*	Certification of Quarterly Report on Form 10-Q for the period ended September 30, 2006 by David C. Swanson, Chairman and Chief Executive Officer of R.H. Donnelley Corporation under Section 302 of the Sarbanes-Oxley Act

31.2*	Certification of Quarterly Report on Form 10-Q for the period ended September 30, 2006 by Steven M. Blondy, Executive Vice President and Chief Financial Officer of R.H. Donnelley Corporation under Section 302 of the Sarbanes-Oxley Act

32.1*	Certification of Quarterly Report on Form 10-Q for the period ended September 30, 2006 under Section 906 of the Sarbanes-Oxley Act by David C. Swanson, Chairman and Chief Executive Officer, and Steven M. Blondy, Executive Vice President and Chief Financial Officer, for R.H. Donnelley Corporation

*	Filed herewith.