Form 10-K
period 2006-12-31
R H DONNELLEY CORP
filed 2007-03-15
CIK 30419

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
Annual Report Pursuant
to Sections 13 or 15(d) of the Securities Exchange Act of 1934

(Mark one)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
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

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Act.  Yes ☐     No ☑

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☑     Accelerated filer ☐     Non-accelerated filer ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

The aggregate market value at June 30, 2006, the last day of our most recently completed second quarter, of shares of the Registrant’s common stock (based upon the closing price per share of $54.07 of such stock on The New York Stock Exchange on such date) held by non-affiliates of the Registrant was approximately $3,775,541,000. At June 30, 2006, there were 69,826,917 outstanding shares of the Registrant’s common stock, not including any shares of common stock beneficially owned by The Goldman Sachs Group, Inc., The Carlyle Group or Welsh, Carson, Anderson & Stowe. The aggregate market value at February 15, 2007 of shares of the Registrant’s common stock (based upon the closing price per share of $70.88 of such stock on The New York Stock Exchange on such date) held by non-affiliates of the Registrant was approximately $5,005,730,000. For purposes of these calculations, only those shares held by directors and executive officers of the Registrant, and as of June 30, 2006, shares beneficially owned by affiliates of The Goldman Sachs Group, Inc., The Carlyle Group and Welsh, Carson, Anderson & Stowe have been excluded as held by affiliates. Such exclusion should not be deemed a determination or an admission by the Registrant or any such person that such individuals or entities are or were, in fact, affiliates of the Registrant. At February 15, 2007, there were 70,622,598 outstanding shares of the Registrant’s common stock. At February 15, 2007, no shares of the Registrant’s common stock acquired by The Goldman Sachs Group, Inc., The Carlyle Group or Welsh, Carson, Anderson & Stowe from the Registrant in prior strategic transactions were beneficially owned by them, and as such, these parties are no longer considered affiliates of the Registrant for purposes of determining the aggregate market value of the Registrant’s common stock.

Documents Incorporated By Reference

Part III
Item 10	Directors, Executive Officers and Corporate Governance	Information responsive to this Item can be found under the captions ‘‘Board of Directors” and ‘Other Information — Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s Proxy Statement to be filed with the Commission on or prior to April 30, 2007.
Item 11	Executive Compensation	Information responsive to this Item can be found under the caption ‘‘Director and Executive Compensation” in the Company’s Proxy Statement to be filed with the Commission on or prior to April 30, 2007.
Item 12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	Information responsive to this Item can be found under the caption ‘‘Security Ownership of Certain Beneficial Owners and Management” in the Company’s Proxy Statement to be filed with the Commission on or prior to April 30, 2007.
Item 13	Certain Relationships and Related Transactions, and Director Independence	Information responsive to this Item can be found under the captions ‘‘Board of Directors” and ‘‘Compensation Committee Interlocks and Insider Participation; Certain Relationships and Related Party Transactions” in the Company’s Proxy Statement to be filed with the Commission on or prior to April 30, 2007.
Item 14	Principal Accountant Fees and Services	Information responsive to this Item can be found under the caption ‘Board of Directors-Committees of the Board of Directors-Audit and Finance Committee” and — ‘‘Report of the Audit and Finance Committee-Fees” in the Company’s Proxy Statement to be filed with the Commission on or prior to April 30, 2007.

PART I

ITEM 1.	BUSINESS.

General

Except where otherwise indicated, the terms “Company,” “Donnelley,” “RHD,” “we,” “us” and “our” refer to R.H. Donnelley Corporation and its direct and indirect wholly-owned subsidiaries. As of December 31, 2006, R.H. Donnelley Inc. (“RHDI” or “RHD Inc.”), Dex Media, Inc. (“Dex Media”) and Local Launch, Inc. (“Local Launch”) were our only direct wholly-owned subsidiaries. Our executive offices are located at 1001 Winstead Drive, Cary, North Carolina 27513 and our telephone number is (919) 297-1600. Our Internet Website address is www.rhd.com. We make available free of charge on our Website our annual, quarterly and current reports, including amendments to such reports, as soon as practicable after we electronically file such material with, or furnish such material to, the United States Securities and Exchange Commission (“SEC”). Our filings can also be obtained from the SEC Website at www.sec.gov. However, the information found on our Website or the SEC Website is not part of this annual report.

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

Corporate Overview

We are one of the nation’s largest Yellow Pages and online local commercial search companies, based on revenue. We publish and distribute advertiser content utilizing three of the most highly recognizable brands in the industry, Dex, Embarq (formerly known as Sprint), and AT&T (formerly known as SBC). Our “triple-play” integrated marketing solutions assist advertisers by attracting large volumes of ready-to-buy consumers through the combination of our print directories, Internet Yellow Pages (“IYP”) and search engine marketing (“SEM”) and search engine optimization (“SEO”) services. During 2006, our print and online solutions helped more than 600,000 national and local businesses in 28 states reach consumers who were actively seeking to purchase products and services. Our approximately 1,900 sales representatives work on a daily basis to help bring these local businesses and consumers together to satisfy their mutual objectives utilizing our “triple play” products and services.

During 2006, we published and distributed more than 80 million print directories in many of the country’s most attractive growth markets including Albuquerque, Denver, Las Vegas, Orlando, and Phoenix. Our print directories provide comprehensive local information to consumers, facilitating their active search for products and services offered by local merchants.

Our online products and services (IYP, SEM and SEO) provide merchants with additional reach to connect with consumers who are actively seeking to purchase products and services on the Internet. These powerful offerings not only distribute local advertisers’ content to our proprietary IYP sites, but extend to other major online search platforms, including Google®, Yahoo!® and MSN ®, providing additional qualified leads for our advertisers. We also help local businesses take advantage of the expanding online market by assisting them to determine the optimal display of information in their IYP profile or the right combination of SEM and SEO tactics for prominent appearance on the Internet.

This compelling set of “triple play” products and services, in turn, generates among the strongest returns for advertisers of any advertising media available today. This strong advertiser return uniquely positions RHD and its 1,900 sales representatives as trusted advisors for marketing support and service in the local markets we serve.

Significant Business Developments

On January 31, 2006, we acquired Dex Media for an equity purchase price of $4.1 billion, consisting of 36,547,381 shares of our common stock valued at $2.2 billion and $1.9 billion in cash (the “Dex Media Merger”). We also assumed all of Dex Media’s and its subsidiaries’ outstanding indebtedness with a fair value of $5.5 billion, together with other costs for a total aggregate purchase price of $9.8 billion. Dex Media is the exclusive publisher of the “official” yellow pages and white pages directories for Qwest Communications International Inc. (“Qwest”) where Qwest was the primary incumbent local exchange carrier (“ILEC”) in November 2002. Prior to the Dex Media Merger, Dex Media was a leading directory publisher in the United States. The purpose of the Dex Media Merger was to take a further step in the transformation of RHD into a leading publisher of yellow pages directories, as well as to combine the complementary strengths of both companies. See “Acquisitions — Dex Media Merger” below for a further description of the Dex Media Merger.

On January 27, 2006, in conjunction with the Dex Media Merger, we repurchased the remaining 100,301 shares of our outstanding 8% convertible cumulative preferred stock (“Preferred Stock”) from investment partnerships affiliated with The Goldman Sachs Group, Inc. (the “GS Funds”) for $336.1 million in cash, including accrued cash dividends and interest (the “GS Repurchase”). The Preferred Stock had been issued to the GS Funds to partially fund the Embarq Acquisition (defined below). Subsequent to the GS Repurchase, we have no outstanding shares of Preferred Stock. See Item 8, “Financial Statements and Supplementary Data” — Note 8, “Redeemable Preferred Stock and Warrants” for a description of the financial impact of the Preferred Stock and GS Repurchase. See “Acquisitions — Embarq Acquisition” below for further discussion of that transaction.

On September 6, 2006, we acquired Local Launch (the “Local Launch Acquisition”). Local Launch is a leading local search products, platform and fulfillment provider that enables resellers to sell Internet advertising solutions to local advertisers. Local Launch specializes in search through publishing, distribution, directory and organic marketing solutions. The purpose of the Local Launch Acquisition was to support the expansion of our current local SEM and SEO offerings and provide new, innovative solutions to enhance our local SEM and SEO capabilities. The results of the Local Launch business are included in our consolidated results commencing September 6, 2006. The Local Launch business now operates as a direct wholly-owned subsidiary of RHD.

On November 2, 2006, we repurchased all outstanding warrants to purchase 1.65 million shares of our common stock from the GS Funds for an aggregate purchase price of approximately $53.1 million.

On November 9, 2006, certain affiliates of The Carlyle Group and Welsh, Carson, Anderson & Stowe (the “Selling Shareholders”) sold 9,424,360 shares and 9,424,359 shares, respectively, of RHD common stock. The Selling Shareholders were former shareholders of Dex Media that became shareholders of RHD in conjunction with the Dex Media Merger. After this sale, the Selling Shareholders no longer hold any shares of RHD common stock that they acquired in connection with the Dex Media Merger. We did not receive any proceeds from this transaction.

Acquisitions

Dex Media Merger

On January 31, 2006, we completed the Dex Media Merger for an equity purchase price of $4.1 billion. Pursuant to the Agreement and Plan of Merger, dated October 3, 2005 (“Merger Agreement”), each issued and outstanding share of Dex Media common stock was converted into $12.30 in cash and 0.24154 of a share of RHD common stock, resulting in an aggregate cash value of $1.9 billion and aggregate stock value of $2.2 billion, based on 36,547,381 newly issued shares of RHD common stock. Additionally, we assumed Dex Media’s outstanding indebtedness on January 31, 2006 with a fair value of $5.5 billion, together with other costs for a total aggregate purchase price of $9.8 billion. Dex Media is the indirect parent of Dex Media East LLC (“Dex Media East”) and Dex Media West LLC (“Dex Media West”). Dex Media East operates our directory business in the following states: Colorado, Iowa, Minnesota, Nebraska, New Mexico, North Dakota

and South Dakota (collectively, the “Dex East States”). Dex Media West operates our directory business in the following states: Arizona, Idaho, Montana, Oregon, Utah, Washington and Wyoming (collectively, the “Dex West States” and together with the Dex East States, collectively, the “Dex Media States”). The acquired business of Dex Media and its subsidiaries (“Dex Media Business”) now operates through Dex Media, Inc., one of RHD’s direct, wholly-owned subsidiaries. The results of the Dex Media Business have been included in the Company’s operating results commencing February 1, 2006.

In connection with the Dex Media Merger, we acquired directory services agreements (collectively, the “Dex Directory Services Agreements”) which Dex Media had entered into with Qwest including, (1) a publishing agreement with a term of 50 years commencing November 8, 2002 (subject to automatic renewal for additional one-year terms), which grants us the right to be the exclusive official directory publisher of listings and classified advertisements of Qwest’s telephone customers in the geographic areas in the Dex Media States in which Qwest (and its successors) provided local telephone services as of November 8, 2002, as well as having the exclusive right to use certain Qwest branding on directories in those markets and (2) a non-competition agreement with a term of 40 years commencing November 8, 2002, pursuant to which Qwest (on behalf of itself and its affiliates and successors) has agreed not to sell directory products consisting principally of listings and classified advertisements for subscribers in the geographic areas in the Dex Media States in which Qwest provided local telephone service as of November 8, 2002 that are directed primarily at consumers in those geographic areas.

AT&T Directory Acquisition

On September 1, 2004, we completed the acquisition of the directory publishing business (“AT&T Directory Business”) of AT&T Inc. (“AT&T”) (formerly known as SBC Communications, Inc., “SBC”) in Illinois and Northwest Indiana, including AT&T’s interests in The DonTech II Partnership (“DonTech”), a 50/50 general partnership between us and AT&T (collectively, the “AT&T Directory Acquisition”) for $1.41 billion in cash, after working capital adjustments and the settlement of a $30 million liquidation preference owed to us related to DonTech. As a result of the AT&T Directory Acquisition, we became the publisher of AT&T branded yellow pages directories in Illinois and Northwest Indiana. The results of the AT&T Directory Business have been included in our consolidated results commencing September 1, 2004. The acquired AT&T Directory Business now operates as R.H. Donnelley Publishing & Advertising of Illinois Partnership, one of our indirect, wholly-owned subsidiaries.

Embarq Acquisition

On January 3, 2003, we completed the acquisition of the directory business (the “Embarq Directory Business”) of Sprint Nextel Corporation (“Sprint”) (formerly known as Sprint Corporation) by acquiring all the outstanding capital stock of the various entities comprising Sprint Publishing & Advertising (collectively, the “Embarq Acquisition”) for $2.23 billion in cash. As a result, we are the publisher of Embarq (formerly Sprint) branded yellow pages directories in 18 states. In May 2006, Sprint spun-off its local telephone business as Embarq Corporation (“Embarq”) and in connection with the spin-off, we entered into new agreements with Embarq that replaced the related agreements with Sprint, except that Sprint remains bound by certain non-competition obligations. The results of the Embarq Directory Business are included in our consolidated results commencing January 3, 2003. The Embarq Directory Business now operates as R.H. Donnelley Publishing & Advertising, Inc., one of our indirect wholly-owned subsidiaries.

The purpose of our acquisitions was to transform RHD into a leading publisher of yellow pages directories and provider of online local commercial search services, as well as to support the expansion of our current local SEM and SEO offerings and to provide new, innovative solutions to enhance our local SEM and SEO capabilities. These acquisitions were accounted for as purchase business combinations and the purchase price for each acquisition was allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their respective fair values on each acquisition date. Please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of this annual report for more information regarding the financing and the accounting for, and financial implications of, these acquisitions.

Historical Overview

Donnelley

Prior to the Dex Media Merger, we were the sixth largest print directory publisher in the United States, producing 384 directories in 19 states with an annual distribution of more than 28 million directories. Previously, all of our operations were conducted through RHD Inc., which was then our only wholly-owned direct subsidiary. Our advertiser base included approximately 260,000 local and national advertisers with local businesses representing approximately 85% of gross revenues. Our directory coverage areas included a number of states with attractive demographics and rapidly growing populations, including Florida, Nevada, North Carolina and Virginia, as well as Illinois, including the large metropolitan area of Chicago.

Prior to the Embarq Acquisition, we were one of the largest independent sales agents and pre-press vendors for yellow pages advertising in the United States. As a result, our 2002 revenue reflected sales commissions and pre-press fees from, or other transactions with, our business partners, including Embarq and AT&T. Commencing in 2003 following the Embarq Acquisition, our operating and financial results reflected our yellow pages publishing business, rather than our former business as a sales agent and pre-press vendor for yellow pages advertising on behalf of other publishers. As a publisher, we report the full value of advertising sales and certain direct costs under the deferral and amortization method. DonTech’s business remained unchanged following the Embarq Acquisition, but our investment in DonTech was eliminated in connection with the AT&T Directory Acquisition on September 1, 2004. During 2003 and in 2004 until the AT&T Directory Acquisition, we continued to earn revenue from pre-press publishing and other ancillary services related to the AT&T Directory Business and we continued to report partnership income from our investment in DonTech. As a result of the AT&T Directory Acquisition, AT&T ceased paying us revenue participation income, we began consolidating all net profits from DonTech and our DonTech partnership investment was eliminated. Consequently, partnership income was no longer reported commencing September 1, 2004 and accordingly, the previously reported DonTech operating segment was no longer applicable.

Segment Reporting

We currently operate under one reportable segment. See Item 8, “Financial Statements and Supplementary Data” — Note 14, “Business Segments” for additional information.

Products and Services

In every market that we serve, we offer an integrated solution of print and digital products and services.

Print Products

We publish both a white pages section and a yellow pages section in our print directory products. Whenever practicable, we combine the two sections into one directory. In large markets where it is impractical to combine the two sections into one volume, separate stand-alone white and yellow pages print directories are normally published at the same time.

These directories are designed to meet the advertising needs of local and national businesses and the informational needs of local consumers. The diversity of advertising options available enables us to create customized advertising programs that are responsive to specific advertiser needs and financial resources. The yellow pages and white pages print directories are also efficient sources of information for consumers, featuring a comprehensive list of businesses in the local market that are conveniently organized under thousands of directory headings.

We have three primary types of printed directories: core directories, community directories and Plus companion directories. Core directories generally cover large population or regional areas, whereas community directories typically focus on a sub-section of the areas addressed by corresponding core directories. The Plus companion directory is a small format directory used in addition to the core and community directories. It is complementary to the core directory, with replicated advertising from the core directory available for an additional charge. Most core directories contain yellow pages, white pages and specialty sections. These print directory advertising products can be broken down into three basic categories: Yellow Pages, White Pages and Specialty/Awareness Products.

Yellow Pages

We offer businesses a basic listing at no charge in the relevant edition of our yellow pages directories. This listing includes the name, address and telephone number of the business and is included in alphabetical order in the relevant classification.

A range of paid advertising options is available in our yellow pages directories, as set forth below:

Listing options — Advertisers may enhance their complimentary listing in several ways. They may pay to have a listing highlighted or set in a bolder typeface, both of which increase the visibility of the listing. Advertisers may also purchase extra lines of text to convey information, such as hours of operation or a more detailed description of their business.

In-column advertising options — For greater prominence on a page, an advertiser may expand a basic alphabetical listing by purchasing advertising space in the column in which the listing appears. The cost of in-column advertising depends on the size and type of the advertisement purchased. In-column advertisements may include such features as bolding, special fonts, color, trademarks and graphics.

Display advertising options — A display advertisement allows businesses to include a wide range of information, illustrations, photographs and logos. The cost of display advertisements depends on the size and type of the advertisement purchased. Display advertisements are placed usually at the front of a classification, and are ordered first by size and then by advertiser seniority. This process of ordering provides a strong incentive for advertisers to renew their advertising purchases from year to year and to increase the size of their advertisements to ensure that their advertisements continue to receive priority placement. Display advertisements range in size from a quarter column to as large as two pages, referred to as a “double truck” advertisement. Display advertisers are offered various levels of color including spot-four color, enhanced color, process photo and hi-impact.

White Pages

State public utilities commissions require the local exchange carriers (“LEC”) affiliated with us, Qwest, Embarq and AT&T, to produce white pages directories to serve their local service areas. Through the publishing agreements held by us separately with Qwest, Embarq and AT&T, the LECs have contracted with us to publish these directories for decades to come. Our publishing agreements with Qwest and Embarq each run through 2052 and our publishing agreement with AT&T runs through 2054. By virtue of these agreements, we provide a white pages listing to every residence and business in a given area that sets forth the name, address and phone number of each residence or business unless they have requested not to be listed.

Advertising options in white pages include bolding and highlighting for added visibility, extra lines for the inclusion of supplemental information and in-column and display advertisements. In certain cases, the relevant LEC can sell various forms of enhanced white pages listings.

Specialty/Awareness Products

In addition to these primary products, our lines of “awareness products” allow businesses to advertise in a variety of high-visibility locations on or in a directory. Each directory has a limited inventory of awareness products, which provide high value to advertisers and are priced at a premium to in-column and display advertisements. Not all products are available in all markets. The Company’s awareness products include:

Tabs — Cardstock, full-color insert with advertising on either side that is bound inside and separates key sections of the directory. Tabs are also offered at the heading level in some markets with additional fold out panels available. These inserts enable advertisers to achieve prominence and increase the amount of information displayed to directory users.

Cover Items — Ad space on the covers includes the outside back cover, inside front and back covers, front cover and spine. The inside front cover ads have additional fold out panels available. Cover items offer prominent placement to gain exposure and build brand recognition every time the directory is used.

Tip-ons — A paper coupon or magnet is adhered to the cover for easy removal and use. The items provide an opportunity for brand exposure and can be considered a substitute for direct mail.

Blow-in Cards — Similar to magazine subscription cards, this card stock advertising is blown into the directory at random locations to capture a consumer’s attention and spark the need for the service or product.

Ink Jet Edge — Places a logo and brief message on the bottom or top edge of directories, and is available in black, red, green or blue ink.

Front of Book Banners — A banner ad sold at the top or bottom margin of a page in the community or government sections of the print directory.

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

Online Products and Services

To complement our print directory product portfolio, our “triple-play” integrated solutions also assist advertisers by addressing consumer’s local commercial search needs through a combination of IYP and SEM and SEO services.

Dex Media

In the Dex Media footprint, advertisers’ content is placed on the DexOnline.com platform by including replica copies of their print advertisement and through sales of a variety of Internet products, including business profiles, e-mail links, website links, and video advertisements. Advertisers are able to purchase priority inclusion products that include fully featured listings and provide the opportunity to be ranked closer to the top of search results pages.

DexOnline.com has grown to include fully searchable content from more than 600,000 Dex Media Yellow Pages advertisements. In addition, we purchase information from other national databases to supply out-of-region listings (although these out-of-region listings are not as comprehensive as our in-region information). DexOnline.com includes approximately 16 million business listings and more than 140 million residential listings from across the United States. DexOnline.com was the number one IYP site within the Dex Media 14-state region for the past twelve quarters, as measured by comScore, a market research firm.

DexOnline.com incorporates free-text (“multi-dimensional”) search boxes similar in design and functionality to many popular search engines. In addition, DexOnline.com provides a search option based on popular business headings or categories, providing users the ability to refine their searches using criteria that include such things as specific product and brand names, hours of operation, payment options and locations.

In December 2006, we introduced a beta version of the next-generation DexOnline.com destination site in the Dex Media markets. The new site provides a more relevant search experience for consumers, plus features such as draggable maps and map-based search, comparison shopping, user-generated itineraries for multi-stop shopping and personal contact lists to help consumers build personalized online yellow pages. This new site will also serve as the foundation for a common IYP site that will be rolled out across the rest of our footprint in 2007.

In connection with the Dex Media Merger, we acquired certain content agreements and distribution agreements with various search engines, portals and local community destination websites. These agreements are intended to provide additional distribution of advertising content, thereby enhancing the value proposition offered to advertisers. In addition, we have assumed distribution agreements with various local community websites throughout the Dex Media States to make the structured database of content available to local users of those websites. These agreements provide us with access to important channels to enhance our distribution network on behalf of our advertisers. This enhanced distribution typically leads to increased usage among consumers and greater value and return on investment for our advertisers.

Sales of Dex Web Clicks continued throughout 2006 in our Dex Media markets. This SEM product has been designed as an affordable solution for small and medium-sized enterprises, which allows advertisers to participate in auction-based, paid search Internet advertising across multiple search engines and portals at fixed monthly prices. Dex Web Clicks provides advertisers with a guaranteed number of references, or “clicks,” to their website over the contract term for a fixed monthly price. In addition, Dex Web Clicks offers website design and hosting services to advertisers, in case they do not already have a website. A network of search engines and portals provides the infrastructure for the guaranteed number of references.

AT&T and Embarq

In the AT&T and Embarq footprints, our Internet-based directory product is an online version of the print product rather than a local destination search site. We offer a suite of Internet-based directory services targeted at specific geographies. During 2007, we intend to introduce the DexOnline.com features and advertising functionality throughout the AT&T and Embarq markets.

During 2006, RHD’s chicagolandyp.com (and similar URLs in Illinois and Northwest Indiana) and bestredyp.com sites allowed users to search deep into the content of local yellow pages advertisements to return more relevant results for their local directional searches. For each of the online directory sites, we provide a city portal with information about the targeted market, along with electronic versions of the white pages and yellow pages directories. In addition, each site provides users with national yellow pages and white pages search capability, allowing users to conduct searches for content outside of our footprint.

In 2006, we introduced RHD branded SEM products into markets across the AT&T and Embarq footprints. In these markets, RHD has used several different SEM business models (including the guaranteed model described in the Dex Web Clicks section above) in order to determine which model would serve customers most effectively for the long-term.

During 2006, we continued to sell products associated with our 2004 reseller agreement with AT&T, which expires in 2009, onto the YellowPages.com platform. The agreement grants us the (a) exclusive right to sell to local advertisers within Illinois and Northwest Indiana Internet yellow pages advertising focused upon products and services to be offered within that territory, and (b) non-exclusive right to sell to local (excluding National advertisers) advertisers within Illinois and Northwest Indiana Internet yellow pages advertising focused upon products and services to be offered outside of that territory, in each case, onto the YellowPages.com platform.

Local Launch

In September 2006, we acquired Local Launch, a leading local search products, platform and fulfillment provider that enables resellers to sell Internet advertising solutions to local advertisers. Local Launch specializes in search through publishing, distribution, directory and organic marketing solutions. During 2007, products and services offered by Local Launch will be used to support the expansion of our current local SEM and SEO offerings and provide new, innovative solutions to enhance our local SEM and SEO capabilities.

Business Cycle Overview

Our print directories usually have a 12-month directory cycle period, except Las Vegas, which has two six-month directory cycles. A publication process generally takes 15 to 20 months from the beginning of the sales cycle to the end of a directory’s life and the sales stage closes approximately 70 days prior to publication. Consistent with our print directories, our online products and services usually have a 12-month cycle period.

Sales

Our local print and online sales force is comprised of approximately 1,900 sales representatives.

We assign our print and online customers among premise representatives and telephone representatives based on a careful assessment of a customer’s expected advertising expenditures. This practice allows us to deploy our sales force in an effective manner. Our sales force is decentralized and locally based, operating throughout the country in local service areas. Management believes that our locally based sales force facilitates the establishment of personal, long-term relationships with local print and online advertisers that are necessary to maintain a high rate of customer renewal.

The local print and online sales channel is divided into three sales sub-channels: premise sales, telephone sales and locally centralized sales.

Premise sales representatives — conduct sales calls face to face at customers’ business locations and typically handle higher dollar and more complex accounts.

Telephone sales representatives — handle lower dollar value accounts and conduct their sales over the phone.

Locally centralized sales — includes multiple types of sales efforts, including centralized sales representatives, prospector sales representatives and a letter renewal effort. These sales mechanisms are used to contact very low dollar value customers that in many cases have renewed their account for the same product for several years. Some of these centralized efforts are also focused on initiatives to recover former customers.

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

In addition to our locally based sales personnel, we utilize a separate sales channel to serve our national advertisers. In 2006, national advertisers accounted for about 15% of revenue. National advertisers are typically national or large regional chains such as rental car companies, insurance companies and pizza businesses that purchase advertisements in many yellow pages directories in multiple geographic regions. In order to sell to national advertisers, we contract with third party Certified Marketing Representatives (“CMR”). CMRs design and create advertisements for national companies and place those advertisements in relevant yellow pages directories nationwide. Some CMRs are departments of general advertising agencies, while others are specialized agencies that focus solely on directory advertising. The national advertiser pays the CMR, which then pays us after deducting its commission. We accept orders from approximately 160 CMRs and employ approximately 20 associates to manage our selling efforts to national customers and our CMR relationships.

Marketing

Our print and online sales and marketing processes are closely related and managed in an integrated manner. We believe that our marketing process, composed of both centralized and decentralized strategies and responsibilities, best suits our needs.

Our marketing process includes the functions of market management, product development and management, market research, pricing, advertising and public relations. The market management function is decentralized and coordinates with local sales management to develop market plans and products that address the needs of individual local markets. The other marketing functions are centralized and provide support to all markets as needed. RHD promotes its value through advertising campaigns that are targeted to both advertisers and consumers. Our advertising is managed by specific market and includes television, radio, newspaper and outdoor ad placements.

Publishing and Information Services

Pre-press publishing activities include canvass and assignment preparation, sales order processing, graphics and ad composition, contract processing, white and yellow pages processing, database management and pagination. We provide comprehensive tools and information to effectively conduct sales and marketing planning, sales management, sales compensation and customer service activities. Once an individual sales campaign is complete and final advertisements have been produced, white and yellow pages are paginated, proofed and prepared for printing. Most of these functions are accomplished through an Amdocs® (“Amdocs”) publishing system, a leading industry system considered to be the standard.

Printing and Distribution

Our directories are printed through our long-standing relationship with printing vendor R.R. Donnelley & Sons Company (“R.R. Donnelley”), as well as with Quebecor, Inc. (“Quebecor”). Although RHD and R.R. Donnelley share a common heritage, there is presently no other common ownership or business affiliation between us. In general, R.R. Donnelley prints all AT&T and Embarq directories and larger, higher-circulation Dex Media directories, whereas Quebecor prints Dex Media directories that are smaller and have a more limited circulation. Our agreement with R. R. Donnelley for the printing of Embarq and AT&T directories expires on December 31, 2014. The agreements with R.R. Donnelley and Quebecor with respect to Dex Media directories expire on December 31, 2011 and December 31, 2014, respectively.

The delivery of directories is facilitated through several outsourcing relationships. Delivery methods utilized to distribute directories to consumers are selected based on factors such as cost, quality, geography and market need. Primary delivery methods include U.S. Postal Service and hand delivery. We have contracts with three companies for the distribution of our directories. These contracts are scheduled to expire at various times from May 2009 through May 2010. Occasionally, we use United Parcel Service or other types of expedited delivery methods. Frequently, a combination of these methods is required to meet the needs of the marketplace.

Printing, paper and distribution costs represented approximately 8% of our net revenue for the year ended December 31, 2006.

Credit, Collections and Bad Debt Expense

Since most of our print and online products and services have 12-month cycles and most advertising customers are billed over the course of that 12-month period, we effectively extend credit to our customers. Many of these customers are small and medium-sized businesses with default rates that usually exceed those of larger companies. Our policies toward the extension of credit and collection activities are market specific and designed to manage the expected level of bad debt while accommodating reasonable sales growth.

Local print and online advertising customers spending above identified levels as determined appropriate by management for a particular market may be subject to a credit review that includes, among other criteria, evaluation of credit or payment history with us, third party credit scoring, credit checks with other vendors along with consideration of credit risks associated with particular headings. Where appropriate, advance payments (in whole or in part) and/or personal guarantees from business owners may be required. Beyond efforts to assess credit risk prior to extending credit to advertising customers, we employ well-developed collection strategies utilizing an integrated system of internal, external and automated means to engage customers concerning payment obligations.

Fees for national customers are generally billed upon publication of each issue of the directory in which the advertising is placed by CMRs. Because we do not usually enter into contracts with national advertisers directly, we are subject to the credit risk of CMRs on sales to those advertisers, to the extent we do not receive fees in advance. We have historically experienced favorable credit experience with CMRs.

Competition

The U.S. directory advertising industry is highly competitive and we operate in our markets with significant competition. In nearly all markets, we compete with one or more yellow pages directory publishers, which are predominantly independent publishers, such as Yellow Book, the U.S. business of Yell Group Ltd., and White Directory Publishing Inc. In the past, many of these independent publishers were small, undercapitalized companies that had minimal impact on our business. However, over the past five years, Yellow Book and several other regional competitors have become far more aggressive and have grown their businesses dramatically, both through acquisition and expansion into new markets. We compete with Yellow Book in the majority of our markets. In some markets, we also compete with other incumbent publishers, such as Idearc, the directory business formerly affiliated with Verizon Communications Inc., and AT&T, including the former Bell South Publishing and Advertising business recently acquired by AT&T, in overlapping and adjacent markets.

We believe that in markets where there were already two or more competitors, new publications from independents have a greater impact on other publishers than on the Company. This is primarily due to the fact that virtually all independents compete on price. With a differentiated strategy designed to provide the highest value to advertisers we tend to be less affected by the incremental fragmentation of price sensitive advertisers resulting from new independent entry, but no assurance can be given that will continue to be the case in the future.

We also compete with other types of media, including television broadcasting, newspaper, radio, direct mail, search engines, Internet yellow pages and emerging technologies.

We believe that advertiser preference for directory advertising is due to its relatively low cost, broad demographic and geographic distribution and high consumer usage rates. Also, while overall advertising tends to track a local economy’s business cycle, directory advertising tends to be more stable and does not fluctuate as widely with economic cycles due to this preference by small to medium-sized businesses. Given the mature state of the directory advertising industry and our position in most of our markets, most independent competitors are focused on aggressive pricing to gain market share. Others focus on niche opportunities such as community or ethnic directories. Our Plus companion directories have proven capable of recapturing and even growing usage share in highly competitive markets. Moreover, we believe the preference for directory advertising by consumers is its directional and permission-based nature, ease of use and its broad coverage of relevant businesses in the local markets. Directory advertising is attractive because consumers view directories as a free, comprehensive, non-intrusive single source of locally relevant information.

The Internet has also emerged as an attractive medium for advertisers. Although advertising on the Internet still represents only a small part of the total U.S. advertising market, as the Internet grows and high-speed Internet access has become more mainstream, it has increasingly become prevalent as an advertising medium. Most major yellow pages publishers operate an Internet-based directory business. Overall references to print yellow pages directories in the United States have gradually declined from 2002 through 2006. We believe this decline is primarily a result of increased usage of Internet-based directory products, particularly in business-to-business and retail categories, as well as the proliferation of very large retail stores for which consumers and businesses may not reference the yellow pages. We believe this decline was also a result of demographic shifts among consumers, particularly the increase of households in which English was not the primary language spoken. We believe that over the next several years, references to print yellow pages directories may continue to gradually decline as users may increasingly turn to digital and interactive media delivery devices for local commercial search information. We expect overall directory usage to grow, largely due to steady growth of Internet directory usage.

Directory publishers, including us, have increasingly bundled online advertising with their traditional print offerings in order to enhance total usage and advertiser value. We compete through our IYP sites with Internet yellow pages directories of independent and other incumbent directory publishers, and with other internet sites, including those available through wireless applications, that provide classified directory information, such as YellowPages.com, Switchboard.com and Citysearch.com, and with search engines and portals, such as Yahoo!®, Google®, MSN® and others. We compete with all of these online competitors based on value, local relevance and features. We also partner with some of these online businesses where it makes strategic sense to do so to expand the reach of our advertisers to a broad online consumer base.

The yellow pages directory advertising business is subject to changes arising from developments in technology, including information distribution methods and users’ preferences. The use of the Internet and wireless devices by consumers as a means to transact commerce may result in new technologies being developed and services being provided that could compete with our traditional products and services. National search companies such as Google and Yahoo! are focusing and placing a high priority on local commercial search initiatives. Our growth and future financial performance may depend on our ability to develop and market new products and services and create new distribution channels, while enhancing existing products, services and distribution channels, to incorporate the latest technological advances and accommodate changing user preferences, including the use of the Internet and wireless devices. We believe RHD is well positioned against emerging competition due to our deep local content, existing advertiser relationships, our extensive local sales force, and our ability to offer our customers complete directional advertising solutions including print directories, online directories, and SEM and SEO services.

Raw Materials

Our principal raw material is paper. It is one of our largest cost items, representing approximately 5% of our net revenue for the year ended December 31, 2006. Paper used is supplied by five paper suppliers: CellMark Paper, Inc. (“CellMark”), Kruger, Inc. (“Kruger”), Abitibi Consolidated Sales Corporation (“Abitibi”), Nippon Paper Industries USA, Co., Ltd. (“Nippon”) and Catalyst Paper Corporation (“Catalyst”). Our agreements with CellMark, Kruger, Catalyst and Abitibi expire on December 31, 2008 and our agreement with Nippon expires on December 31, 2009. Pursuant to the contracts with CellMark, Abitibi and Kruger, the price of the paper was set at inception of the contract and increases at various dates during the term of the agreement. Should the market price of the paper drop below the set prices under that contract, both parties are obligated to negotiate in good faith a lower paper price. Prices under the contracts with Nippon and Catalyst are negotiated each year based on prevailing market rates. Furthermore, we purchase paper used for the covers of our directories from Spruce Falls, Inc., which we refer to as Spruce Falls. Pursuant to an agreement between Spruce Falls and us, Spruce Falls is obligated to provide 100% of our annual cover stock paper requirements. Prices under this agreement are negotiated each year. If, in a particular year, the parties are unable to agree on repricing, either party may terminate this agreement. This agreement expired on December 31, 2006 and we are currently in negotiations for a new contract. During these negotiations, Spruce Falls continues to provide us paper for our covers. We cannot assure you that we will enter into new agreements with satisfactory terms or at all.

Intellectual Property

We own and control confidential information as well as a number of trade secrets, trademarks, service marks, trade names, copyrights and other intellectual property rights that, in the aggregate, are of material importance to our business. We believe that “Donnelley,” “Dex” and “Local Launch!” and related names, marks and logos are, in the aggregate, material to our business. We are licensed to use certain technology and other intellectual property rights owned and controlled by others, and, similarly, other companies are licensed to use certain technology and other intellectual property rights owned and controlled by us.

We are the exclusive official directory publisher of listings and classified advertisements for Qwest (and its successors) telephone customers in the geographic areas in the Dex Media States in which Qwest provided local telephone service as of November 8, 2002 (subject to limited extensions), as well as having the exclusive right to use certain Qwest branding on directories in those markets. In addition, Qwest assigned and/or licensed to us certain intellectual property used in the Qwest directory business prior to November 8, 2002. These rights generally expire in 2052.

We have the exclusive license to produce, publish and distribute directories for Embarq (and its successors) in the markets where Sprint provided local telephone service as of September 21, 2002 (subject to limited extensions), as well as the exclusive license to use Embarq’s name and logo on directories in those markets. These rights generally expire in 2052.

We have the exclusive license to provide yellow pages directory services for AT&T (and its successors) and to produce, publish and distribute white pages directories on behalf of AT&T in Illinois and Northwest Indiana, as well as the exclusive right to use the AT&T brand and logo on print directories in that territory. These rights generally expire in 2054.

We own the Local Launch brand and logo and certain core technology developed by Local Launch, which we intend to deploy for our IYP, SEM and SEO online services.

Under license agreements for subscriber listings and directory delivery lists, each of Qwest, Embarq and AT&T have granted to us a non-exclusive, non-transferable restricted license of listing and delivery information for persons and businesses that order and/or receive local exchange telephone services in the relevant service areas at the prices set forth in the respective agreements. Generally, we may use the listing information solely for publishing directories (in any format) and the delivery information solely for delivering directories, although in the case of Qwest, we may also resell the information to third parties solely for direct marketing activities, database marketing, telemarketing, market analysis purposes and internal marketing purposes, and use it ourselves in direct marketing activities undertaken on behalf of third parties. The term of these license agreements are generally consistent with the term of the respective publishing agreements described above.

Although we do not consider any individual trademark or other intellectual property to be material to our operations, we believe that, taken as a whole, the licenses, marks and other intellectual property rights that we acquired in conjunction with the Dex Media Merger, Embarq Acquisition, AT&T Directory Acquisition and Local Launch Acquisition are material to our business. We consider our trademarks, service marks, databases, software and other intellectual property to be proprietary, and we rely on a combination of copyright, trademark, trade secret, non-disclosure and contract safeguards for protection. We also benefit from the use of the phrase “yellow pages” and the walking fingers logo, both of which we believe to be in the public domain in the United States.

Employees

As of February 15, 2007, we have approximately 4,400 employees of which approximately 1,600 are represented by labor unions covered by two collective bargaining agreements in the Dex Media States. We consider relations with our employees to be good. The unionized employees are represented by either the International Brotherhood of Electrical Workers of America (“IBEW”), which represents approximately 600 of the unionized workforce, or the Communication Workers of America (“CWA”), which represents approximately 1,000 of the unionized workforce. Dex Media’s collective bargaining agreement with the IBEW expires in May 2009 and Dex Media’s collective bargaining agreement with the CWA expires in October 2009. We consider our relationship with both unions to be good.

Executive Officers of the Registrant

The following table sets forth information concerning the individuals who serve as executive officers of the Company as of February 15, 2007.

Name	Age	Position(s)

David C. Swanson	52	Chairman of the Board and Chief Executive Officer
Peter J. McDonald	56	President and Chief Operating Officer
Steven M. Blondy	47	Executive Vice President and Chief Financial Officer
George F. Bednarz	53	Senior Vice President — RHD Interactive
Robert J. Bush	41	Senior Vice President, General Counsel and Corporate Secretary
Alan R. Duy	63	Senior Vice President of Information Technology and Publishing Services
Margaret LeBeau	48	Senior Vice President and Chief Marketing Officer
Gretchen Zech	37	Senior Vice President — Human Resources
Jenny L. Apker	49	Vice President and Treasurer
Jeffrey A. Smith	42	Vice President and Controller
Tyler D. Gronbach	38	Vice President of Corporate Communications and Administration

The executive officers serve at the pleasure of the Board of Directors. We have been advised that there are no family relationships among any of the officers listed, and there is no arrangement or understanding among any of them and any other persons pursuant to which they were elected as an officer.

David C. Swanson has served as Chief Executive Officer since May 2002. He had served as Chairman of the Board from December 2002 through January 2006 and was re-elected as Chairman of the Board in May 2006. He was first elected to the Board in December 2001. He served as President and Chief Operating Officer from December 2000 until May 2002. Mr. Swanson joined Donnelley as an Account Executive in 1985 and has held increasingly senior management positions over the next 20 years.

Peter J. McDonald has served as President and Chief Operating Officer since October 2004. Prior to that, Mr. McDonald served as Senior Vice President and President of Donnelley Media from September 2002. Mr. McDonald was a director of RHD between May 2001 and September 2002. Previously, Mr. McDonald served as President and Chief Executive Officer of SBC Directory Operations, a publisher of yellow pages directories, from October 1999 to April 2000. He was President and Chief Executive Officer of Ameritech Publishing’s yellow pages business from 1994 to 1999, when Ameritech was acquired by SBC. Prior to that, Mr. McDonald was President and Chief Executive Officer of DonTech and served in a variety of sales positions at Donnelley, after beginning his career at National Telephone Directory Corporation. He is also a past vice chairman of the Yellow Pages Association.

Steven M. Blondy has served as Executive Vice President and Chief Financial Officer since January 2006. Prior to that, Mr. Blondy served as Senior Vice President and Chief Financial Officer since March 2002. Prior to joining Donnelley, Mr. Blondy served as Senior Vice President — Corporate Development for Young & Rubicam, Inc., a global marketing and communications company, from 1998 to 2000. Prior to that, Mr. Blondy served as Executive Vice President and Chief Financial Officer for Poppe Tyson, a leading Internet and integrated marketing communications agency, and as Chief Financial Officer for Grundy Worldwide, an independent producer of television programs in Europe and Australia. Prior to that, he spent 12 years in the investment banking industry with Chase Manhattan Bank and Merrill Lynch.

George F. Bednarz has served as Senior Vice President — RHD Interactive since January 2007. Prior to that, Mr. Bednarz served as Senior Vice President — Integration, Corporate Planning, Administration and Communications since January 2006. Prior to that, Mr. Bednarz served as Vice President — Corporate Planning and Information Technology since October 2004. Prior to that, Mr. Bednarz served as Vice President, Publishing, Information Technology and Corporate Planning, from January 2003 and Vice President, Publishing and Information Technology, from April 2001. Mr. Bednarz joined us in November 1995 to lead the start-up implementation of our Morrisville, North Carolina Publishing and Information Center. Prior to joining us, Mr. Bednarz spent 19 years at The Dun & Bradstreet Corporation, our former parent, where he held executive positions of increasing responsibility in various functions.

Robert J. Bush has served as Senior Vice President and General Counsel since January 2006. Prior to that, Mr. Bush served as General Counsel since January 2001. Since 2000, Mr. Bush served as Vice President and Corporate Secretary, having joined Donnelley in October 1999 as Assistant Vice President and Assistant General Counsel. Prior to joining us, Mr. Bush was Assistant General Counsel and Assistant Secretary at MIM Corporation, a pharmacy benefit management company, and an Associate at the New York offices of the law firm of Jones, Day, Reavis & Pogue (now known as Jones Day).

Alan R. Duy has served as Senior Vice President of Information Technology and Publishing Services since January 2006. He formerly consulted for RHD in systems integration and sales force automation projects from 2002 to 2005. Mr. Duy has more than 40 years of directory experience, most recently as Vice President of Information Technology for SBC Communications Inc., an incumbent telecommunications company, from 1999 to 2000. Prior to that, Mr., Duy was Vice President of Information Technology and Operations for Ameritech Corporation’s, an incumbent telecommunications company, directory operations and led the formation of the company’s first Internet Yellow Pages and Internet service provider businesses. His previous experience includes numerous information technology, publishing, printing, and marketing positions for other incumbent telecommunications companies.

Margaret LeBeau has served as Senior Vice President and Chief Marketing Officer since January 2006. Prior to the Dex Media Merger, Ms. LeBeau served as Senior Vice President of Marketing for Dex Media from November 2002 to January 2006. Ms. LeBeau served as Vice President of Marketing & Growth Ventures of Qwest Dex from November 1999 until September 2003. Prior to that, she served in other capacities within Qwest Dex, including Director of Product Management and Pricing. Prior to joining Qwest Dex, Ms. LeBeau was a Senior Director in the marketing department at the American Express Company, a diversified financial services company.

Gretchen Zech has served as Senior Vice President — Human Resources since June 2006. Ms. Zech served as Group Vice President — Human Resources at Gartner, Inc., a technology research and consulting firm, from 2004 to 2006. Prior to that, Ms. Zech served as Vice President — Human Resources for The Great Atlantic and Pacific Tea Company, Inc., one of the largest supermarket chains in the United States, from 2002 to 2004. She also served as Vice President — Human Resources for the Bloomingdale’s division of Federated Department Stores, Inc., a leading department store retailer, from 2001 to 2002. Prior to that, Ms. Zech served in several Human Resources leadership positions with Best Buy Company, Inc., a leading electronics and entertainment retailer.

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

Jeffrey A. Smith has served as Vice President and Controller since February 2006. Prior to the Dex Media Merger, Mr. Smith served as Senior Director — Accounting and Financial Reporting of Dex Media since 2003, and as a consultant to Dex Media in 2002 and 2003. Mr. Smith served as Chief Financial Officer of ScienTel LLC, a communications services provider, from March 2001 through November 2001 and as Vice President and Chief Financial Officer of PetroNet Corporation, a start-up communications venture from December 1999 through January 2001. Prior to that, Mr. Smith served as Vice President — Financial Reporting at Tele-Communications, Inc., a cable television company, and as Vice President — Financial Reporting at Life Partners Group, a life insurance holding corporation. Mr. Smith also held various positions with the public accounting firm of Coopers & Lybrand LLP (now PricewaterhouseCoopers LLP). Mr. Smith is a licensed Certified Public Accountant in Colorado.

Tyler D. Gronbach has served as Vice President of Corporate Communications and Administration since January 2007. Prior to that, Mr. Gronbach served as Vice President of Corporate Communications since October 2005. Prior to joining R.H. Donnelley, Mr. Gronbach served as Vice President of Corporate Communications with Qwest Communications International Inc. from 2000 to 2005.

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

Risks, uncertainties and contingencies include:

1) Our ability to meet substantial debt service obligations

We have a substantial amount of debt and significant debt service obligations due in large part to the financings related to the Dex Media Merger, the Embarq Acquisition and the AT&T Directory Acquisition. As of December 31, 2006, we had total outstanding debt of $10,403.2 million (including fair value adjustments required by GAAP as a result of the Dex Media Merger) and had $292.1 million available under the revolving portion of various credit facilities of our subsidiaries.

As a result of our significant amount of debt and debt service obligations, we face increased risks regarding, among other things, the following:

•	our ability to obtain additional financing in excess of the borrowing capacity under the revolving portions of the various credit facilities of our subsidiaries on satisfactory terms to fund working capital requirements, capital expenditures, acquisitions, investments, debt service requirements and other general corporate requirements is limited;

•	we are more vulnerable to general economic downturns, competition and industry conditions, which could place us at a competitive disadvantage compared to our competitors that may be less leveraged;

•	we face increased exposure to rising interest rates as a portion of our debt is at variable interest rates;

•	we have reduced availability of cash flow to fund working capital requirements, capital expenditures, acquisitions or other strategic initiatives, investments and other general corporate requirements because a substantial portion of our cash flow will be needed to service our debt obligations;

•	we have limited flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

•	the agreements governing our debt substantially limit our ability to access the cash flow and value of our subsidiaries and, therefore, to make payments on our notes and the notes of our subsidiaries;

•	our ability to borrow additional funds or refinance existing indebtedness may be limited; and

•	there could be a material adverse effect on our business and financial condition if we were unable to service our debt or obtain additional financing, as needed.

Our ability to pay principal and interest on our debt obligations will depend upon our future operating performance and our ability to refinance debt. If we are unable to service our debt and fund our business, we may be forced to reduce or delay capital expenditures, defer or refuse to pursue certain strategic initiatives, seek additional debt financing or equity capital, restructure or refinance our debt or sell assets. We may not be able to obtain additional financing, refinance existing debt or sell assets on satisfactory terms or at all. Furthermore, the debt under our subsidiaries’ credit facilities bear interest at variable rates. If these rates were to increase significantly, our ability to borrow additional funds may be reduced and the risks related to our substantial debt would intensify.

2) Restrictive covenants under our debt agreements

The indentures governing our notes and the notes of our subsidiaries and the agreements governing our subsidiaries’ credit facilities, include a number of significant restrictive covenants. These covenants could adversely affect us by limiting our ability to obtain funds from our subsidiaries, to plan for or react to market conditions or to otherwise meet our capital needs. These covenants, among other things, restrict our ability and the ability of our subsidiaries to:

•	incur additional debt;

•	pay dividends on our subsidiaries’ equity interests, repurchase their equity interests or make other payments to RHD, which could adversely affect the ability of RHD to satisfy its obligations under its notes;

•	make certain investments;

•	enter into certain types of transactions with affiliates;

•	expand into unrelated businesses;

•	use assets as security in other transactions; and

•	sell certain assets or merge with or into other companies.

In addition, our subsidiaries’ credit facilities include other restrictive covenants and prohibit them and us from prepaying our notes while borrowings under the credit facilities are outstanding. The credit facilities also require us and our subsidiaries to maintain certain financial ratios and meet other financial tests.

Our failure to comply with these covenants could result in an event of default, which, if not cured or waived, could require us to repay these borrowings before their scheduled due date.

3) Competition

The U.S. directory advertising industry is highly competitive and we operate in our markets with significant competition. In nearly all markets, we compete with one or more yellow pages directory publishers, which are predominantly independent publishers, such as Yellow Book, the U.S. business of Yell Group Ltd., and White Directory Publishing Inc. In the past, many of these independent publishers were small, undercapitalized companies that had minimal impact on our business. However, over the past five years, Yellow Book and several other regional competitors have become far more aggressive and have grown their businesses dramatically, both through acquisition and expansion into new markets. We compete with Yellow Book in the majority of our markets. In some markets, we also compete with other incumbent publishers, such as Idearc, the directory business formerly affiliated with Verizon Communications Inc., and AT&T, including the former Bell South Publishing and Advertising business recently acquired by AT&T, in overlapping and adjacent markets.

We believe that in markets where there were already two or more competitors, new publications from independents have a greater impact on other publishers than on the Company. This is primarily due to the fact that virtually all independents compete on price. With a differentiated strategy designed to provide the highest value to advertisers, we tend to be less affected by the incremental fragmentation of price sensitive advertisers resulting from new independent entry, but no assurance can be given that will continue to be the case in the future.

Some of the incumbent publishers with which we compete are larger than we are and have greater financial resources than we have. Though we may have limited market overlap with incumbent publishers relative to the size of our overall footprint, we may not be able to compete effectively with these publishers for advertising sales in these limited markets. In addition, independent publishers may commit more resources to certain markets than we are able to commit, thus limiting our ability to compete effectively with these publishers in these areas for advertising sales. Similarly, we may face increased competition from these companies or others (including private equity firms) for acquisitions in the future.

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

The Internet has also emerged as an attractive medium for advertisers. Advances in technology have brought and likely will continue to bring new competitors, new products and new channels to the industry, including increasing use of electronic delivery of traditional directory information and electronic search engines/services. The yellow pages directory advertising business is subject to changes arising from developments in technology, including information distribution methods and users’ preferences. The use of the Internet and wireless devices by consumers as a means to transact commerce results in new technologies being developed and services being provided that compete with our traditional products and services. National search companies such as Google and Yahoo! are focusing and placing high priorities on local commercial search initiatives. Our growth and future financial performance may depend on our ability to develop and market new products and services and utilize new distribution channels, while enhancing existing products, services and distribution channels, to incorporate the latest technological advances and accommodate changing user preferences, including the use of the Internet and wireless devices. We may not be able to respond successfully to any such developments.

Directory publishers have increasingly bundled online advertising with their traditional print offerings in an attempt to increase advertiser value, increase customer retention and enhance total usage. We compete through our IYP sites with the Internet yellow pages directories of independent and other incumbent directory publishers, and with other Internet sites, including those available through wireless applications that provide classified directory information, such as YellowPages.com, Switchboard.com and Citysearch.com, and with search engines and portals, such as Yahoo!, Google, MSN and others. We may not be able to compete effectively with these other companies, some of which may have greater resources than we do, for advertising sales or acquisitions in the future. Our Internet strategy and our business may be adversely affected if major search engines build local sales forces or otherwise begin to more effectively reach small local businesses for local commercial search services.

Our ability to provide SEM and SEO solutions to our advertisers is dependent upon relationships with major Internet search companies. Loss of key relationships or changes in the level of service provided by these search companies could impact performance of our SEM and SEO solutions. Many of these Internet search companies are larger than we are and have greater financial resources than we have. We may not be able to compete effectively with these companies for advertising sales or acquisitions in the future. In addition, SEM and SEO services are provided by many other competitors within the territory we service and our advertisers could choose to work with other, sometimes larger providers of these services, or with search engines directly.

Competition from other yellow pages publishers, other forms of traditional media and the Internet may affect our ability to attract and retain advertisers and to increase advertising rates.

In addition, the market position of telephone utilities, including those with which we have relationships, may be adversely impacted by the Telecommunications Act of 1996, referred to as the Telecommunications Act, which effectively opened local telephone markets to increased competition. In addition, Federal Communication Commission rules regarding local number portability, advances in communications technology (such as wireless devices and voice over Internet protocol) and demographic factors (such as potential shifts in younger generations away from wire line telephone communications towards wireless or other communications technologies) may further erode the market position of telephone utilities, including Qwest, Embarq and AT&T. As a result, it is possible that Qwest, Embarq and AT&T will not remain the primary local telephone service provider in their local service areas. If Qwest, Embarq or AT&T were no longer the primary local telephone service provider in any particular local service area, our license to be the exclusive publisher in that market and to use the ILEC brand name on our directories in that market may not be as valuable as we presently anticipate, and we may not realize some of the existing benefits under our commercial arrangements with Qwest, Embarq or AT&T.

4) Usage of printed yellow pages directories and changes in technology.

Overall references to print yellow pages directories in the United States have gradually declined from 15.1 billion in 2002 to 14.5 billion in 2005 according to the YPA Industry Usage Study. We believe this decline was primarily a result of increased usage of Internet-based directory products, particularly in business-to-business and retail categories, as well as the proliferation of very large retail stores for which consumers and businesses may not reference the yellow pages. We believe this decline was also a result of demographic shifts among consumers, particularly the increase of households in which English was not the primary language spoken. We believe that over the next several years, references to print yellow pages directories may continue to gradually decline as users may increasingly turn to digital and interactive media delivery devices for local commercial search information.

Any decline in usage could:

•	impair our ability to maintain or increase our advertising prices;

•	cause businesses that purchase advertising in our yellow pages directories to reduce or discontinue those purchases; and

•	discourage businesses that do not purchase advertising in our yellow pages directories from doing so.

Although we believe that any decline in the usage of our printed directories will be offset in part by an increase in usage of our Internet-based directories, we cannot assure you that such increase in usage will result in additional revenue. Any of the factors that may contribute to a decline in usage of our print directories, or a combination of them, could impair our revenues and have a material adverse effect on our business.

The directory advertising industry is subject to changes arising from developments in technology, including information distribution methods and users’ technological preferences. The use of the Internet and wireless devices by consumers as a means to transact commerce may result in new technologies being developed and services being provided that could compete with our products and services. National search companies such as Google and Yahoo! are focusing and placing a high priority on local commercial search initiatives. As a result of these factors, our growth and future financial performance may depend on our ability to develop and market new products and services and create new distribution channels, while enhancing existing products, services and distribution channels, to incorporate the latest technological advances and accommodate changing user preferences, including the use of the Internet and wireless devices. We may not be able to provide services over the Internet successfully or compete successfully with other Internet-based directory services. In addition, if we fail to anticipate or respond adequately to changes in technology and user preferences or are unable to finance the capital expenditures necessary to respond to such changes, our results of operations or financial condition could be materially adversely affected.

5) Information technology modernization effort and related IT matters

We are in the process of upgrading and modernizing our legacy Amdocs process management infrastructure to the Amdocs’ iGen platform, an integrated, Web-based, fully scalable set of business applications. While we expect this modernization effort to permit us to advance our digital local commercial search and integrated media strategy by more effectively and efficiently capturing and organizing our local market content, the modernization effort is complicated and dependent upon certain integration activities associated with the

Dex Media Merger being successfully accomplished in a timely manner. The modernization effort is not expected to be fully implemented until 2008. During the modernization effort we may experience a disruption to our business. We cannot assure you that any disruption caused by the modernization effort will not materially adversely affect our business. In addition, we expect to incur capital expenditures in connection with this modernization effort, which are relatively higher than our historical levels of capital expenditures, and which represent funds that would otherwise have been available to repay debt or for other strategic or general corporate purposes.

Achieving certain of the cost savings and other benefits we expect from the Dex Media Merger will depend in large part on the successful implementation of the new iGen platform and related modernization improvements. Failure to realize these benefits could have an adverse effect on our business, results of operations or financial condition.

Most of our business activities rely to a significant degree on the efficient and uninterrupted operation of our computer and communications systems and those of third parties. Any failure of current or, in the future, new systems could impair our collection, processing or storage of data and the day-to-day management of our business. This could have a material adverse effect on our business, financial condition and results of operations. Our computer and communications systems are vulnerable to damage or interruption from a variety of sources. Despite precautions taken by us, a natural disaster or other unanticipated problems that lead to the corruption or loss of data at our facilities could have a material adverse effect on our business, financial condition and results of operations.

6) Impact of bankruptcy proceedings against Qwest, Embarq or AT&T during the term of the respective commercial arrangements

Qwest is currently highly leveraged and has a significant amount of debt service obligations over the near term and thereafter. In addition, Qwest has faced and may continue to face significant liquidity issues as well as issues relating to its compliance with certain covenants contained in the agreements governing its indebtedness. Based on Qwest’s public filings and announcements, Qwest has taken measures to improve its near-term liquidity and covenant compliance. However, Qwest still has a substantial amount of indebtedness outstanding and substantial debt service requirements. Consequently, it may be unable to meet its debt service obligations without obtaining additional financing or improving operating cash flow. Embarq is a relatively new public company with a significant amount of debt that could suffer some of these same liquidity and debt service issues. While AT&T is presently a stronger company financially than either Qwest or Embarq, due to the long term nature of our agreements with them, it is possible that they could suffer similar financial issues during the term of our agreements with them.

Accordingly, we cannot assure you that any of our telecommunications partners will not ultimately seek protection under U.S. bankruptcy laws. In any such proceeding, our agreements with Qwest, Embarq and AT&T, and our respective rights and their respective ability to discharge their obligations under those agreements, could be materially adversely impacted.

For example:

•	Any of them, or a trustee acting on their behalf, could seek to reject our agreements with them as “executory” contracts under U.S. bankruptcy law, thus allowing them to avoid their obligations under such contracts. Loss of substantial rights under these agreements could effectively require us to operate our business as an independent directory business, which could have a material adverse effect on us.

•	Any of them, or a trustee acting on their behalf, could seek to sell certain of their assets, including the assets relating to their local telephone business, to third parties pursuant to the approval of the bankruptcy court. In such case, the purchaser of any such assets might be able to avoid, among other things, our rights under the respective directory service license and publishing agreements, trademark license agreements and non-competition agreements with our telecommunications partners.

•	In the case of Qwest, we may have difficulties obtaining the funds collected by Qwest on our behalf pursuant to the billing and collection service agreements at the time such proceeding is instituted,

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

If one or more of these agreements were rejected, the applicable agreement may not be specifically enforceable, in which case we would have only an unsecured claim for damages against Qwest, Embarq or AT&T, as the case may be, for the breach of contract resulting from the rejection. If the applicable directory services license or publishing agreement were rejected, we would, among other things, no longer be entitled to be the exclusive official publisher of telephone directories in the affected markets. We could also lose our right to use the applicable telephone company’s name and logo, and to enforce the provisions of the applicable agreements under which we have the right to license trademarks of successor local exchange carriers in our local markets. If the applicable non-competition agreement were rejected and specific enforcement were not available, Qwest, Embarq or AT&T, as the case may be, would, among other things, no longer be precluded from publishing print telephone directories or selling certain advertising in the affected markets. The loss of any rights under any of these arrangements with Qwest, Embarq or AT&T may have a material adverse effect on our financial condition or results of operations.

7) The inability to enforce any of our key agreements with Sprint, Embarq, AT&T or Qwest

In connection with our acquisitions, we entered into non-competition agreements with each of Sprint, Embarq and AT&T, and in connection with the Dex Media Merger, we assumed a non-competition agreement from Qwest. The Qwest non-competition agreement prohibits Qwest from selling directory products consisting principally of listings and classified advertisements for subscribers in the geographic areas in the Dex Media States in which Qwest provided local telephone service as of November 8, 2002 that are directed primarily at customers in those geographic areas. The Sprint non-competition agreement prohibits Sprint in the markets where Sprint provided local telephone service at the time of the Embarq Acquisition from selling local directory advertising or producing, publishing and distributing print directories, with certain limited exceptions. This non-compete agreement survived Sprint’s spin-off of the Embarq business. The Embarq non-competition agreement prohibits Embarq in the markets where Sprint provided local telephone service at the time of the Embarq Acquisition from selling local directory advertising or producing, publishing and distributing print directories, with certain limited exceptions. The AT&T non-competition agreement prohibits AT&T from producing, publishing and distributing print directories in Illinois and Northwest Indiana, from selling local or national directory advertising in such directories and from selling local Internet yellow pages advertising for certain Internet yellow pages directories (or from licensing certain AT&T marks to a third party for that purpose), subject to limited exceptions.

However, under state and federal law, a covenant not to compete is only enforceable:

•	to the extent it is necessary to protect a legitimate business interest of the party seeking enforcement;

•	if it does not unreasonably restrain the party against whom enforcement is sought; and

•	if it is not contrary to the public interest.

Enforceability of a non-competition covenant is determined by a court based on all of the facts and circumstances of the specific case at the time enforcement is sought. For this reason, it is not possible for us to predict whether, or to what extent, a court would enforce either the Qwest, Sprint, Embarq or AT&T’s covenants not to compete against us during the term of the respective non-competition agreement. If a court were to determine that the non-competition agreement is unenforceable, Qwest, Sprint, Embarq or AT&T, as the case may be, could compete directly against us in the previously restricted markets. Our inability to enforce the non-competition agreement with Qwest, Sprint, Embarq or AT&T could have a material adverse effect on our financial condition or results of operations.

Our commercial arrangements with each of Qwest, Embarq and AT&T have an initial term of 50 years, subject to specified automatic renewal and early termination provisions. These commercial arrangements may be terminated by our counterparty prior to their stated term under certain specified circumstances, some of which at times may be beyond our reasonable control and/or which may require extraordinary efforts or the incurrence of material excess costs on our part in order to avoid breach of the applicable agreement. It is possible that these arrangements will not remain in place for their full stated term or that we may be unable to avoid all potential breaches of or defaults under these commercial arrangements. Further, any remedy exercised by Qwest, Embarq or AT&T, as the case may be, under any of these arrangements could have a material adverse effect on our financial condition or results of operations.

8) Future changes in directory publishing obligations in Qwest and AT&T markets and other regulatory matters

Pursuant to our publishing agreement with Qwest, we are required to discharge Qwest’s regulatory obligation to publish white pages directories covering each service territory in the Dex Media States where it provided local telephone service as the incumbent service provider as of November 8, 2002. If the staff of a state public utility commission in a Dex Media state were to impose additional or changed legal requirements in any of Qwest’s service territories with respect to this obligation, we would be obligated to comply with these requirements on behalf of Qwest, even if such compliance were to increase our publishing costs. Pursuant to the publishing agreement, Qwest will only be obligated to reimburse us for one half of any material net increase in our costs of publishing directories that satisfy Qwest’s publishing obligations (less the amount of any previous reimbursements) resulting from new governmental legal requirements, and this obligation will expire on November 7, 2009. Our competitive position relative to competing directory publishers could be adversely affected if we are not able to recover from Qwest that portion of our increased costs that Qwest has agreed to reimburse and, moreover, we cannot assure you that we would be able to increase our revenue to cover any unreimbursed compliance costs.

Pursuant to the directory services license agreement with AT&T, we are required to discharge AT&T’s regulatory obligation to publish white pages directories covering each service territory in the Illinois and Indiana markets for which we acquired the AT&T Directory Business. If the staff of a state public utility commission in Illinois or Indiana were to impose additional or change legal requirements in any of these service territories with respect to this obligation, we would be obligated to comply with these requirements on behalf of AT&T, even if such compliance were to increase our publishing costs. Pursuant to the directory services agreement, AT&T will generally not be obligated to reimburse us for any increase in our costs of publishing directories that satisfy AT&T’s publishing obligations. Our results of operations relative to competing directory publishers could be adversely affected if we are not able to increase our revenues to cover any such compliance costs.

Our directory services license agreement with Embarq generally provides that Embarq will reimburse us for material increases in our costs relating to our complying with Embarq’s directory publishing obligations in our Embarq markets.

As the Internet yellow pages directories industry develops, specific laws relating to the provision of Internet services and the use of Internet and Internet-related applications may become relevant. Regulation of the Internet and Internet-related services is itself still developing both formally by, for instance, statutory regulation, and also less formally by, for instance, industry self regulation. If our regulatory environment becomes more restrictive, including by increased Internet regulation, our profitability could decrease.

Our operations, as well as the properties that we own and lease for our business, are subject to stringent laws and regulations relating to environmental protection. Our failure to comply with applicable environmental laws, regulations or permit requirements, or the imposition of liability related to waste disposal or other matters arising under these laws, could result in civil or criminal fines, penalties or enforcement actions, third-party claims for property damage and personal injury or requirements to clean up property or other remedial actions. Some of these laws provide for “strict liability,” which can render a party liable for environmental or natural resource damage without regard to negligence or fault on the part of the party.

In addition, new environmental laws and regulations, new interpretations of existing laws and regulations, increased governmental enforcement or other developments could require us to make additional unforeseen expenditures. Many of these laws and regulations are becoming increasingly stringent, and the cost of compliance with these requirements can be expected to increase over time. To the extent that the costs associated with meeting any of these requirements are substantial and not adequately provided for, there could be a material adverse effect on our business, financial condition and results of operations.

9) Reliance on, and extension of credit to, small and medium-sized businesses

Approximately 85% of our directory advertising revenue is derived from selling advertising to small and medium-sized enterprises (“SMEs”). In the ordinary course of our yellow pages publishing business, we extend credit to these advertisers for advertising purchases. SMEs, however, tend to have fewer financial resources and higher failure rates than large businesses. The proliferation of very large retail stores may continue to harm small- and medium-sized businesses. We believe these limitations are significant contributing factors to having advertisers in any given year not renew their advertising in the following year. In addition, full or partial collection of delinquent accounts can take an extended period of time. Consequently, we could be adversely affected by our dependence on and our extension of credit to small- and medium-sized businesses. For the year ended December 31, 2006, our bad debt expense represented approximately 3.7% of our net revenue.

10) Dependence on third-party providers of printing, distribution and delivery, and IT services

We depend on third parties for the printing and distribution of our respective directories. We also rely on the services of Amdocs contractors for IT development and support services related to our directory publishing business. We must rely on the systems of our third-party service providers, their ability to perform key operations on our behalf in a timely manner and in accordance with agreed levels of service and their ability to attract and retain sufficient qualified personnel to perform our work. A failure in the systems of one of our third-party service providers, or their inability to perform in accordance with the terms of our contracts or to retain sufficient qualified personnel, could have a material adverse effect on our business, results of operations and financial condition.

Our directories are printed through our long-standing relationship with printing vendor R.R. Donnelley, as well as with Quebecor. In general, R.R. Donnelley prints all AT&T and Embarq directories and larger, higher-circulation Dex Media directories, whereas Quebecor prints Dex Media directories that are smaller and have a more limited circulation. Our agreement with R. R. Donnelley for the printing of Embarq and AT&T directories expires on December 31, 2014. The agreements with R.R. Donnelley and Quebecor with respect to Dex Media directories expire on December 31, 2011 and December 31, 2014, respectively.

Because of the large print volume and specialized binding of directories, only a limited number of companies are capable of servicing our printing needs. Accordingly, the inability or unwillingness of R.R. Donnelley or Quebecor, as the case may be, to provide printing services on acceptable terms or at all could have a material adverse effect on our business. No common ownership or other business affiliation presently exists between R.R. Donnelley and us.

We have contracts with three companies for the distribution of our directories. Although these contracts are scheduled to expire at various times from May 2009 through May 2010, any of these vendors may terminate its contract with us upon 120 days’ written notice. Only a limited number of companies are capable of servicing our delivery needs. Accordingly, the inability or unwillingness of our current vendors to provide delivery services on acceptable terms, or at all, could have a material adverse effect on our business.

If we were to lose the services of Amdocs’ contractors, we would be required either to hire sufficient staff to perform these IT development and support services in-house or to find an alternative service provider. In the event we were required to perform any of the services that we currently outsource, it is unlikely that we would be able to perform them on a cost-effective basis. There are a limited number of alternative third-party service providers, if any.

11) Fluctuations in the price and availability of paper

Our principal raw material is paper. Paper used is supplied by five paper suppliers: CellMark , Kruger, Abitibi, Nippon and Catalyst. Our agreements with CellMark, Kruger, Catalyst and Abitibi expire on December 31, 2008 and our agreement with Nippon expires on December 31, 2009. Pursuant to the contracts with CellMark, Abitibi and Kruger, the price of the paper was set at inception of the contract and increases at various dates during the term of the agreement. Should the market price of the paper drop below the set prices under that contract, both parties are obligated to negotiate in good faith a lower paper price. Prices under the contracts with Nippon and Catalyst are negotiated each year based on prevailing market rates. Furthermore, we purchase paper used for the covers of our directories from Spruce Falls. Pursuant to an agreement between Spruce Falls and us, Spruce Falls is obligated to provide 100% of our annual cover stock paper requirements. Prices under this agreement are negotiated each year. If, in a particular year, the parties are unable to agree on repricing, either party may terminate this agreement. This agreement expired on December 31, 2006 and we are currently in negotiations for a new contract. During these negotiations, Spruce Falls continues to provide us paper for our covers. We cannot assure you that we will enter into new agreements with satisfactory terms or at all.

Changes in the supply of, or demand for, paper could affect market prices or delivery times. Paper is one of our largest cost items, representing approximately 5% of our net revenue for the year ended December 31, 2006. We do not engage in hedging activities to limit our exposure to increases in paper prices. In the future, the price of paper may fluctuate significantly due to changes in supply and demand. We cannot assure you that we will have access to paper in the necessary amounts or at reasonable prices or that any increases in paper costs would not have a material adverse effect on our business, results of operations or financial condition.

12) The sale of advertising to national accounts is coordinated by third parties that we do not control

Approximately 15% of our revenue is derived from the sale of advertising to national or large regional companies, such as rental car companies, automobile repair shops and pizza delivery businesses, that purchase advertising in several of our directories. Substantially all of the revenue derived from national accounts is serviced through CMRs from which we accept orders. CMRs are independent third parties that act as agents for national companies and design their advertisements, arrange for the placement of those advertisements in directories and provide billing services. As a result, our relationship with these national advertisers depends significantly on the performance of these third party CMRs that we do not control.

Although we believe that our respective relationships with these CMRs have been mutually beneficial, if some or all of the CMRs with which we have established relationships were unable or unwilling to do business with us on acceptable terms or at all, such inability or unwillingness could materially adversely affect our business. In addition, any decline in the performance of CMRs with which we do business could harm our ability to generate revenue from our national accounts and could materially adversely affect our business. We also act as a CMR directly placing certain national advertising. It is possible that status could adversely impact our relationships with CMRs or expose us to possible legal claims from CMRs. We are also subject to credit risk with CMRs from which we accept orders.

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

14) Work stoppages among our sales force

Approximately 1,600 of our Dex Media employees are represented by labor unions covered by two collective bargaining agreements. In addition, some of our key suppliers’ employees are represented by unions. Dex Media’s collective bargaining agreement with the IBEW, which covers approximately 600 of Dex Media’s unionized workforce, expires in May 2009, and Dex Media’s collective bargaining agreement with the CWA, which covers approximately 1,000 of Dex Media’s unionized workforce, expires in October 2009. If our unionized workers, or those of our key suppliers, were to engage in a strike, work stoppage or other slowdown in the future, our business could experience a significant disruption of operations and an increase in operating costs, which could have a material adverse effect on our business. We cannot assure you that the collective bargaining agreements with IBEW and CWA will be renewed in 2009 on satisfactory terms or at all or that a strike or other work stoppage may not ensue in or prior to 2009. In addition, if a greater percentage of our work force becomes unionized, the business and financial results of our business could be materially adversely affected.

15) Turnover among our sales force or key management

The success of our business is dependent on the leadership of our key personnel. The loss of a significant number of experienced sales representatives and/or sales managers could adversely affect our results of operations, financial condition and liquidity, as well as our ability to service our debt. Our success also depends on our ability to identify, hire, train and retain qualified sales personnel in each of the regions in which we operate. We currently expend significant resources and management time in identifying and training our sales representatives and sales managers. Our ability to attract and retain qualified sales personnel will depend, however, on numerous factors, including factors outside our control, such as conditions in the local employment markets in which we operate.

Furthermore, our success depends on the continued services of key personnel, including our experienced senior management team as well as our regional sales management personnel. If we fail to retain the necessary key personnel, our results of operations, financial conditions and liquidity, as well as our ability to service our debt could be adversely affected.

16) The loss of important intellectual property rights

Some trademarks such as the “Qwest,” “Embarq,” “AT&T,” “Dex,” “Donnelley” and “Local Launch!” brand names and other intellectual property rights are important to our business. We rely upon a combination of copyright and trademark laws as well as contractual arrangements, including licensing agreements, particularly with respect to Qwest, Embarq and AT&T markets, to establish and protect our intellectual property rights. We are required from time to time to bring lawsuits against third parties to protect our intellectual property rights. Similarly, from time to time, we are party to proceedings whereby third parties challenge our rights. We cannot be sure that any lawsuits or other actions brought by us will be successful or that we will not be found to infringe the intellectual property rights of third parties. As the Internet grows, it may prove more onerous to protect our trade names, including DexOnline.com and Local Launch.com, from domain name infringement or to prevent others from using Internet domain names that associate their business with ours. Although we are not aware of any material infringements of any trademark rights that are significant to our business, any lawsuits, regardless of their outcome, could result in substantial costs and diversion of resources and could have a material adverse effect on our business, financial condition or results of operations. Furthermore, the loss of important intellectual property rights could have a material adverse effect upon our business, financial condition and results of operations.

17) Recognition of impairment charges for our intangible assets or goodwill

At December 31, 2006, the net carrying value of our intangible assets and goodwill totaled approximately $11.5 billion and $2.8 billion, respectively. Our intangible assets are subject to an impairment test in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-lived Assets and our goodwill is subject to an impairment test in accordance with SFAS No. 142, Goodwill and Other Intangible Assets. We review the carrying value of our intangible assets and goodwill for impairment whenever events or circumstances indicate that their carrying amount may not be recoverable. Significant negative industry or economic trends, disruptions to our business, unexpected significant changes or planned changes in the use of the intangible assets, and mergers and acquisitions could result in an impairment charge for any of our intangible assets or goodwill. An impairment charge related to our intangible assets or goodwill could have a significant affect on our financial position and results of operations in the periods recognized.

18) Legal Proceedings

We are exposed to defamation, breach of privacy claims and other litigation matters relating to our business, as well as methods of collection, processing and use of personal data. The subjects of our data and users of data collected and processed by us could also have claims against us if our data were found to be inaccurate, or if personal data stored by us were improperly accessed and disseminated by unauthorized persons. These claims could have a material adverse effect on our business, financial condition or results of operations or otherwise distract our management.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

The following table details the location and general character of the material properties used by R.H. Donnelley to conduct its business:

	Approximate
	Square		Lease
Property Location	Footage	Purpose	Expiration

Aurora, CO(1)	200,000	Sales and Operations	2008
Englewood, CO(1)	161,000	Sales and Administration	2008
Cary, NC	122,000	Corporate Headquarters	2008 - 2015
Omaha, NE(1)	103,000	Sales and Operations	2010
Chicago, IL(2)	100,000	Sales and Operations	2012
Maple Grove, MN(1)	71,000	Sales and Operations	2007
Morrisville, NC(2)	55,000	Pre-Press Publishing	2011
Overland Park, KS(2)	52,000	Sales and Operations	2009
Phoenix, AZ(1)	49,000	Sales and Operations	2007
Beaverton, OR(1)	44,000	Sales and Operations	2016
Bellevue, WA(1)	42,000	Sales and Operations	2008
Bristol, TN(2)	25,000	Graphics Operations	Owned
Murray, UT(1)	25,000	Sales and Operations	2009
Fort Myers, FL(2)	21,000	Sales and Operations	2016
Tinley Park, IL(2)	21,000	Sales and Operations	2017
Dunmore, PA(2)	20,000	Graphics Operations	2009
Lombard, IL(2)	20,000	Sales and Operations	2010

(1)	Represents facilities utilized by Dex Media Inc., our direct wholly-owned subsidiary, to conduct its operations.

(2)	Represents facilities utilized by R.H. Donnelley Inc., our direct wholly-owned subsidiary, to conduct its operations.

We also lease space for additional operations, administrative and sales offices.

We believe that our current facilities are adequate for our current use and future operations.

ITEM 3.	LEGAL PROCEEDINGS

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

Based on our review of the latest information available, we believe our ultimate liability in connection with pending legal proceedings, including the tax matters described below, will not have a material adverse effect on our results of operations, cash flows or financial position, as described below. No material amounts have been accrued in our consolidated financial statements with respect to any of these matters.

Tax matters:  In order to understand our potential exposure under the tax matter described below, you need to understand the relationship between us and D&B, and certain of our predecessors and affiliates that, through various corporate reorganizations and contractual commitments, have assumed varying degrees of responsibility with respect to such matters.

In November 1996, the company then known as The Dun & Bradstreet Corporation separated through a spin-off (“1996 Distribution”) into three separate public companies: The Dun and Bradstreet Corporation, ACNielsen Corporation (“ACNielsen”), and Cognizant Corporation (“Cognizant”). In June 1998, The Dun & Bradstreet Corporation separated through a spin-off (“1998 Distribution”) into two separate public companies: R.H. Donnelley Corporation (formerly The Dun & Bradstreet Corporation) and a new company that changed its name to The Dun & Bradstreet Corporation. Later in 1998, Cognizant separated through a spin-off (“Cognizant Distribution”) into two separate public companies: IMS Health Incorporated (“IMS”), and Nielsen Media Research, Inc. (“NMR”). In September 2000, The Dun & Bradstreet Corporation separated into two separate public companies: Moody’s Corporation, (“Moody’s”) (formerly The Dun & Bradstreet Corporation), and a new company that changed its name to The Dun & Bradstreet Corporation. As a result of the form of R.H. Donnelley Corporation’s separation from The Dun & Bradstreet Corporation in 1998, we are the corporate successor of and technically the defendant and taxpayer referred to below as D&B with respect to any matter accruing prior to September 30, 1998.

D&B entered into global tax-planning initiatives in the normal course of its business, primarily through tax-free restructurings of both its foreign and domestic operations. The Internal Revenue Service (“IRS”) has from time to time challenged certain tax positions taken by D&B. We have previously reported our limited involvement in and exposure to several of these legacy tax matters, although all but one of them have been settled with the IRS with no liability to us. The one remaining legacy tax matter is described below under “Amortization and Royalty Expense Deductions/Royalty Income — 1997-1998.”

Pursuant to a series of tax sharing and other agreements (collectively, “Tax Sharing Agreements”) relating to the spin-offs and separations referred to above, D&B and Moody’s are jointly and severally liable for all amounts resulting from the matters summarized below under “Amortization and Royalty Expense Deductions/Royalty Income — 1997-1998.” Only if D&B and Moody’s were unable to bear all or a part of these liabilities, would we be liable, and then only to the extent that both of them could not satisfy their joint and several indemnity obligations to us.

Amortization and Royalty Expense Deductions/Royalty Income — 1997-1998

Beginning in the fourth quarter of 2003, D&B received (on our behalf) several notices from the IRS asserting that, among other things not relevant to us:

•	certain amortization expense deductions related to a 1997 partnership transaction and claimed by D&B on tax returns for 1997 and 1998 should be disallowed;

•	deductions claimed on 1997 and 1998 tax returns for royalties paid to the partnership should be disallowed; and

•	the entire amount of royalties so received by the partnership should be included in the royalty income of D&B, including the portions of the royalties that had been allocated to third-party partners in the partnership and thus included in their taxable incomes.

We understand that D&B protested these proposed adjustments with the IRS on a timely basis. We also understand that D&B believes that the IRS’ stated positions with respect to the treatment of the royalty expense and royalty income are mutually inconsistent, making it unlikely that the IRS will prevail on both of the positions. We also understand that D&B nonetheless believes that the IRS may seek to issue notices with respect to both of these inconsistent positions.

We understand that D&B estimates that its additional tax liability as a result of the disallowance of the 1997 and 1998 amortization deductions could be up to $45.8 million (tax, interest and penalties, net of tax benefits). In the event the IRS were to prevail on both positions with respect to the royalty expense and royalty income, which D&B believes unlikely, D&B estimates that the additional tax liability to it as a result of the disallowance of the 1997 and 1998 royalty expense deductions and the inclusion of the reallocated royalty income for all relevant years could be up to $157.6 million (tax, interest and penalties, net of tax benefits), which would be in addition to the $45.8 million noted above related to the amortization expense deduction.

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

While we cannot assure you as to the outcome of this legacy tax matter, management presently believes that D&B and Moody’s have sufficient financial resources and borrowing capacity to satisfy their respective indemnity obligations to us. Therefore, management presently believes that the ultimate resolution of this legacy tax matter would not have a material adverse effect on the Company’s results of operations, cash flows or financial condition.

Other Matters: The Company is exposed to potential defamation and breach of privacy claims arising from our publication of directories and our methods of collecting, processing and using advertiser and telephone subscriber data. If such data were determined to be inaccurate or if data stored by us were improperly accessed and disseminated by us or by unauthorized persons, the subjects of our data and users of the data we collect and publish could submit claims against the Company. Although to date we have not experienced any material claims relating to defamation or breach of privacy, we may be party to such proceedings in the future that could have a material adverse effect on our business.

Based on our review of the latest information available, we believe our ultimate liability in connection with pending or threatened legal proceedings will not have a material adverse effect on our results of operations, cash flows or financial position. No material amounts have been accrued in our consolidated financial statements with respect to any of such matters.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the quarter ended December 31, 2006.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock trades on the New York Stock Exchange under the symbol “RHD.” The table below indicates the high and low sales price of the Company’s common stock for each quarter of the last two years.

	2006		2005
	High	Low	High	Low

1st Quarter	$66.33	$56.91	$62.58	$56.22
2nd Quarter	$58.48	$50.20	$63.24	$55.20
3rd Quarter	$55.49	$48.03	$67.58	$60.89
4th Quarter	$64.28	$51.49	$64.28	$59.27

On February 15, 2007, there were 2,568 holders of record of the Company’s common stock. On February 15, 2007, the closing market price of the common stock was $70.88. We have not paid any common dividends during the last two years and do not expect to pay common dividends in 2007. Our Preferred Stock earned a cumulative dividend of 8%, compounded quarterly, prior to its repurchase by the Company on January 27, 2006, as further described below. As of December 31, 2006, no Preferred Stock dividends have been paid in cash by the Company, although a portion of the cash purchase price for the repurchase of the Preferred Stock on January 27, 2006 was attributable to cash dividends payable by the Company for the period October 1, 2005 through January 3, 2006. Our various debt instruments contain financial restrictions that place limitations on our ability to pay dividends in the future (see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” for additional information regarding these instruments and agreements and relevant limitations thereunder).

On January 14, 2005, the Company repurchased 100,303 shares of its outstanding Preferred Stock for $277.2 million from the GS Funds. The GS Funds initially had purchased the Preferred Stock in connection with the Embarq Acquisition. On January 27, 2006, the Company repurchased the remaining outstanding shares of Preferred Stock held by the GS Funds for an aggregate purchase price of $336.1 million. The GS Funds no longer have the right to elect any directors to the Company’s Board of Directors or any other rights associated with the Preferred Stock. On November 2, 2006, we repurchased all outstanding warrants to purchase 1.65 million shares of our common stock from the GS Funds for an aggregate purchase price of approximately $53.1 million.

On November 9, 2006, the Selling Shareholders sold 9,424,360 shares and 9,424,359 shares, respectively, of RHD common stock. The Selling Shareholders were former shareholders of Dex Media that became shareholders of RHD in conjunction with the Dex Media Merger. After this sale, the Selling Shareholders no longer hold any shares of RHD common stock that they acquired in connection with the Dex Media Merger. We did not receive any proceeds from this transaction.

The following table sets forth securities outstanding under existing equity compensation plans, as well as securities remaining available for future issuance under those plans, in each case as of December 31, 2006.

Equity Compensation Plan Information

			(c)
			Number of Securities
	(a)		Remaining Available for
	Number of Securities	(b)	Future Issuance Under
	to Be Issued Upon	Weighted-average	Equity Compensation
	Exercise of	Exercise Price of	Plans (excluding
	Outstanding Options,	Outstanding Options,	securities reflected in
Plan category	Warrants and Rights	Warrants and Rights	column (a))

Equity compensation plans approved by security holders(1):
2005 Plan	1,434,043	$64.23	3,847,225
2001 Plan	2,890,357	34.35	—
Equity compensation plans not approved by security holders:
1991 Key Employees’ Stock Option Plan(2)	405,562	18.29	—
1998 Directors’ Stock Plan(3)	14,150	17.28	—
1998 Partner Share Plan(4)	9,500	15.31	—
2001 Partner Share Plan(5)	16,023	26.45	—
Equity compensation plans acquired:
Dex Media, Inc. Incentive Award Plans(6)	512,138	42.81	205,138

Total	5,281,773	$41.98	4,052,363

(1)	This reflects securities covered by our 2005 Stock Award and Incentive Plan (“2005 Plan”) and our 2001 Stock Award and Incentive Plan (“2001 Plan”). The 2005 Plan and the 2001 Plan were adopted and approved by our shareholders at our 2005 and 2001 annual meeting of stockholders, respectively. The 2005 Plan replaced the 2001 Plan and all shares available for grant under the 2001 Plan became available for grant under the 2005 Plan upon its approval by stockholders; provided, however, all shares and options then outstanding remained subject to the terms and conditions of the 2001 Plan.

(2)	This reflects outstanding options under our 1991 Key Employees’ Stock Option Plan (“1991 Plan”). The 1991 plan was originally a D&B plan that was carried over at the time of the spin-off from D&B. The 2001 Plan replaced the 1991 Plan and all shares available for grant under the 1991 Plan became available for grant under the 2001 Plan upon its approval by stockholders; provided, however, all options then outstanding remained subject to the terms and conditions of the 1991 Plan.

(3)	This reflects shares and options still outstanding under our 1998 Directors’ Stock Plan (“1998 Director Plan”). The 2001 Plan replaced the 1998 Director Plan and all shares available for grant under the 1998 Director Plan became available for grant under the 2001 Plan upon its approval by stockholders; provided, however, all shares and options then outstanding remained subject to the terms and conditions of the 1998 Director Plan.

(4)	This reflects options still outstanding under our 1998 Partner Share Plan (“1998 PS Plan”), which was a broad-based plan covering lower level employees not eligible for grants under the 1991 Plan. The 1998 PS Plan authorized 262,000 shares for grant at its inception and only 9,500 shares remain outstanding. The 2001 Plan replaced the 1998 PS Plan and all shares available for grant under the 1998 PS Plan became available for grant under the 2001 Plan upon its approval by stockholders; provided, however, all options then outstanding remained subject to the terms and conditions of the 1998 PS Plan.

(5)	This reflects options still outstanding under our 2001 Partner Share Plan (“2001 PS Plan”), which was a broad-based plan covering lower level employees whose grants were made prior to shareholder approval of the 2001 Plan. The 2001 PS Plan authorized 124,750 shares for grant at its inception and only

16,023 shares remain outstanding. The 2001 Plan replaced the 2001 PS Plan and all shares available for grant under the 2001 PS Plan became available for grant under the 2001 Plan upon its approval by stockholders; provided, however, all shares and options then outstanding remained subject to the terms and conditions of the 2001 PS Plan.

(6)	This reflects equity awards still outstanding under the acquired Dex Media, Inc. Incentive Award Plans, which were previously adopted and approved by the shareholders of Dex Media. At January 31, 2006, equity awards outstanding under the existing Dex Media, Inc. Incentive Award Plans totaled 4.0 million and had a weighted average exercise price of $5.48. As a result of the Dex Media Merger, all outstanding Dex Media equity awards were converted to RHD equity awards on February 1, 2006. Upon conversion to RHD equity awards, the number of securities to be issued upon exercise of outstanding awards totaled 1.7 million shares of RHD and had a weighted average exercise price of $12.73 per share. The Company also acquired the securities remaining available for future issuance under the provisions of the Dex Media, Inc. Incentive Award Plans under the same conversion ratio.

ITEM 6.	SELECTED FINANCIAL DATA

The following selected financial data are derived from our audited consolidated financial statements. The information set forth below should be read in conjunction with the audited consolidated financial statements and related notes in Item 8 and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7.

	Years Ended December 31,
	2006(1)	2005(2)	2004(2)(3)	2003(3)	2002
		(in thousands, except per share data)

Statements of Operations Data
Net revenue	$1,895,921	$956,631	$603,116	$256,445	$75,406
Partnership income	—	—	77,967	114,052	136,873
Operating income	442,826	375,241	291,748	92,526	145,982
Net (loss) income	(237,704)	67,533	70,312	(49,953)	67,177
Preferred dividend	1,974	11,708	21,791	58,397	24,702
Gain (loss) on repurchase of Preferred Stock(5)	31,195	(133,681)	—	—	—
Accretion of Preferred Stock to redemption value(5)	—	(211,020)	—	—	—
(Loss) income available to common shareholders	$(208,483)	$(288,876)	$48,521	$(108,350)	$42,475
(Loss) Earnings Per Share
Basic	$(3.14)	$(9.10)	$1.19	$(3.53)	$1.42
Diluted	$(3.14)	$(9.10)	$1.15	$(3.53)	$1.40
Shares Used in Computing (Loss) Earnings Per Share
Basic	66,448	31,731	31,268	30,683	29,643
Diluted	66,448	31,731	32,616	30,683	30,298
Balance Sheet Data(4)
Total assets	$16,147,468	$3,873,918	$3,978,922	$2,538,734	$2,223,375
Long-term debt, including current maturities	10,403,152	3,078,849	3,127,342	2,092,133	2,075,470
Preferred Stock(5)	—	334,149	216,111	198,223	63,459
Shareholders’ equity (deficit)	1,820,756	(291,415)	17,985	(56,245)	(30,600)

(1)	Financial data for the year ended December 31, 2006 includes the results of the Dex Media Business commencing February 1, 2006. Net revenue, net loss and loss available to common shareholders reflect purchase accounting adjustments that precluded the recognition of revenue and certain expenses associated with directories published by the acquired Dex Media Business prior to the Dex Media Merger. See Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further discussion of these items.

(2)	Financial data includes the results of the AT&T Directory Business commencing September 1, 2004. For the years ended December 31, 2005 and 2004, net revenue, net income and (loss) income available to common shareholders reflect purchase accounting adjustments that precluded the recognition of revenue and certain expenses associated with directories published by the acquired AT&T Directory Business prior to the acquisition. See Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further discussion of these items.

(3)	Financial data includes the results of the Embarq Directory Business commencing January 3, 2003. For the years ended December 31, 2004 and 2003, net revenue, net income (loss) and income (loss) available to common shareholders reflect purchase accounting adjustments that precluded the recognition of revenue and certain expenses associated with directories published by the acquired Embarq Directory Business prior to the acquisition. See Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further discussion of these items.

(4)	In connection with the Dex Media Merger on January 31, 2006, AT&T Directory Acquisition on September 1, 2004 and the Embarq Acquisition on January 3, 2003, we incurred a significant amount of debt. We also issued Preferred Stock in November 2002 and January 2003 in connection with the Embarq Acquisition. Therefore, our cash and debt balances during these periods were higher than in prior periods.

(5)	On January 14, 2005, we repurchased 100,303 shares of our outstanding Preferred Stock from the GS Funds for $277.2 million in cash. In connection with the Preferred Stock repurchase, we recorded an increase to loss available to common shareholders on the consolidated statements of operations of $133.7 million to reflect the loss on the repurchase of these shares for the year ended December 31, 2005. On January 27, 2006, we completed the GS Repurchase whereby we repurchased the remaining 100,301 shares of our outstanding Preferred Stock from the GS Funds for $336.1 million in cash, including accrued cash dividends and interest. Based on the terms of the stock purchase agreement, the GS Repurchase became a probable event on October 3, 2005, requiring the recorded value of the Preferred Stock to be accreted to its redemption value of $334.1 million at December 31, 2005 and $336.1 million at January 27, 2006. The accretion to redemption value of $211.0 million and $2.0 million (which represented accrued dividends and interest) for the years ended December 31, 2005 and 2006, respectively, has been recorded as an increase to loss available to common shareholders on the consolidated statements of operations. In conjunction with the GS Repurchase, we also reversed the previously recorded beneficial conversion feature (“BCF”) related to these shares and recorded a decrease to loss available to common shareholders on the consolidated statements of operations of approximately $31.2 million for the year ended December 31, 2006.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Item should be read in conjunction with the audited consolidated financial statements and notes thereto that are included in Item 8. Unless otherwise indicated, the terms “Company,” “Donnelley,” “RHD,” “we,” “us” and “our” refer to R.H. Donnelley Corporation and its direct and indirect wholly-owned subsidiaries.

Corporate Overview

We are one of the nation’s largest Yellow Pages and online local commercial search companies, based on revenue. We publish and distribute advertiser content utilizing three of the most highly recognizable brands in the industry, Dex, Embarq (formerly known as Sprint), and AT&T (formerly known as SBC). Our “triple-play” integrated marketing solutions assist advertisers by attracting large volumes of ready-to-buy consumers through the combination of our print directories, Internet Yellow Pages (“IYP”) and search engine marketing (“SEM”) and search engine optimization (“SEO”) services. During 2006, our print and online solutions helped more than 600,000 national and local businesses in 28 states reach consumers who were actively seeking to purchase products and services. Our approximately 1,900 sales representatives work on a daily basis to help bring these local businesses and consumers together to satisfy their mutual objectives utilizing our “triple play” products and services.

During 2006, we published and distributed more than 80 million print directories in many of the country’s most attractive growth markets including Albuquerque, Denver, Las Vegas, Orlando, and Phoenix. Our print directories provide comprehensive local information to consumers, facilitating their active search for products and services offered by local merchants.

Our online products and services (IYP, SEM and SEO) provide merchants with additional reach to connect with consumers who are actively seeking to purchase products and services on the Internet. These powerful offerings not only distribute local advertisers’ content to our proprietary IYP sites, but extend to other major online search platforms, including Google®, Yahoo!® and MSN®, providing additional qualified leads for our advertisers. We also help local businesses take advantage of the expanding online market by assisting them to determine the optimal display of information in their IYP profile or the right combination of SEM and SEO tactics for prominent appearance on the Internet.

This compelling set of “triple play” products and services, in turn, generates among the strongest returns for advertisers of any advertising media available today. This strong advertiser return uniquely positions RHD and its 1,900 sales representatives as trusted advisors for marketing support and service in the local markets we serve.

Significant Business Developments

On January 31, 2006, we acquired Dex Media, Inc. (“Dex Media”) for an equity purchase price of $4.1 billion, consisting of 36,547,381 shares of our common stock valued at $2.2 billion and $1.9 billion in cash (the “Dex Media Merger”). We also assumed all of Dex Media’s and its subsidiaries’ outstanding indebtedness with a fair value of $5.5 billion, together with other costs for a total aggregate purchase price of $9.8 billion. Dex Media is the indirect parent of Dex Media East LLC (“Dex Media East”) and Dex Media West LLC (“Dex Media West”). Dex Media is the exclusive publisher of the “official” yellow pages and white pages directories for Qwest Communications International Inc. (“Qwest”) where Qwest was the primary incumbent local exchange carrier (“ILEC”) in November 2002. Dex Media East operates our directory business in the following states: Colorado, Iowa, Minnesota, Nebraska, New Mexico, North Dakota and South Dakota (collectively, the “Dex East States”). Dex Media West operates our directory business in the following states: Arizona, Idaho, Montana, Oregon, Utah, Washington and Wyoming (collectively, the “Dex West States” and together with the Dex East States, collectively, the “Dex Media States”). Prior to the Dex Media Merger, Dex Media was a leading directory publisher in the United States. The purpose of the Dex Media Merger was to take a further step in the transformation of RHD into a leading publisher of yellow pages directories, as well as to combine the complementary strengths of both companies. The acquired business of Dex Media and its subsidiaries (“Dex Media Business”) now operates through Dex Media, Inc., one of RHD’s direct, wholly-owned subsidiaries. The results of the Dex Media Business have been included in the Company’s operating results commencing February 1, 2006. See “Acquisitions — Dex Media Merger” below for a further description of the Dex Media Merger.

On January 27, 2006, in conjunction with the Dex Media Merger, we repurchased the remaining 100,301 shares of our outstanding 8% convertible cumulative preferred stock (“Preferred Stock”) from investment partnerships affiliated with The Goldman Sachs Group, Inc. (the “GS Funds”) for $336.1 million in cash, including accrued cash dividends and interest (the “GS Repurchase”). The Preferred Stock had been issued to the GS Funds to partially fund the Embarq Acquisition (defined below). Subsequent to the GS Repurchase, we have no outstanding shares of Preferred Stock. See Item 8, “Financial Statements and Supplementary Data” — Note 8, “Redeemable Preferred Stock and Warrants” for a description of the financial impact of the Preferred Stock and GS Repurchase. See “Acquisitions — Embarq Acquisition” below for further discussion of that transaction.

On September 6, 2006, we acquired (the “Local Launch Acquisition”) Local Launch, Inc. (“Local Launch”). Local Launch is a leading local search products, platform and fulfillment provider that enables resellers to sell Internet advertising solutions to local advertisers. Local Launch specializes in search through publishing, distribution, directory and organic marketing solutions. The purpose of the Local Launch Acquisition was to support the expansion of our current local SEM and SEO offerings and provide new, innovative solutions to enhance our local SEM and SEO capabilities. The results of the Local Launch business are included in our consolidated results commencing September 6, 2006. The Local Launch business now operates as a direct wholly-owned subsidiary of RHD. See “Acquisitions — Local Launch Acquisition” below for a further description of the Local Launch Acquisition.

On November 2, 2006, we repurchased all outstanding warrants to purchase 1.65 million shares of our common stock from the GS Funds for an aggregate purchase price of approximately $53.1 million.

On November 9, 2006, certain affiliates of The Carlyle Group and Welsh, Carson, Anderson & Stowe (the “Selling Shareholders”) sold 9,424,360 shares and 9,424,359 shares, respectively, of RHD common stock. The Selling Shareholders were former shareholders of Dex Media that became shareholders of RHD in conjunction with the Dex Media Merger. After this sale, the Selling Shareholders no longer hold any shares of RHD common stock that they acquired in connection with the Dex Media Merger. We did not receive any proceeds from this transaction.

Forward-Looking Information

Certain statements contained in this Annual Report on Form 10-K regarding Donnelley’s future operating results, performance, business plans or prospects and any other statements not constituting historical fact are “forward-looking statements” subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. Where possible, words such as “believe,” “expect,” “anticipate,” “should,” “will,” “would,” “planned,” “estimates,” “potential,” “goal,” “outlook,” “may,” “predicts,” “could,” or the negative of those words and other comparable expressions, are used to identify such forward-looking statements. Actual events or results may differ materially. In evaluating those statements, you should specifically consider various factors, including the risks, uncertainties and contingencies disclosed under Item 1A of this annual report on Form 10-K. Those factors may cause our actual results to differ materially from any of RHD’s forward-looking statements. All forward-looking statements attributable to us or a person on our behalf are expressly qualified in their entirety by this cautionary statement. All forward-looking statements reflect only our current beliefs and assumptions with respect to our future results, business plans, and prospects, and are based solely on information currently available to us. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity or performance. These forward-looking statements are made as of the date of this annual report and, except as required under the federal securities laws and the rules and regulations of the United States Securities and Exchange Commission (“SEC”), we assume no obligation to update or revise them or to provide reasons why actual results may differ.

Acquisitions

Dex Media Merger

On January 31, 2006, we completed the Dex Media Merger for an equity purchase price of $4.1 billion. Pursuant to the Agreement and Plan of Merger, dated October 3, 2005 (“Merger Agreement”), each issued and outstanding share of Dex Media common stock was converted into $12.30 in cash and 0.24154 of a share of RHD common stock, resulting in an aggregate cash value of $1.9 billion and aggregate stock value of $2.2 billion, based on 36,547,381 newly issued shares of RHD common stock valued at $61.82 per share. The $61.82 share price used to value the common shares issued in the Dex Media Merger was based on the average closing price of RHD’s common stock for the two business days before and after the announcement of the Dex Media Merger on October 3, 2005, in accordance with EITF 95-19, Determination of the Measurement Date for the Market Price of Securities Issued in a Purchase Business Combination. Additionally, we assumed Dex Media’s outstanding indebtedness on January 31, 2006 with a fair value of $5.5 billion. The total allocable purchase price also includes transaction costs of $26.7 million that were directly related to the Dex Media Merger, severance and related costs for certain Dex Media employees of $17.6 million and Dex Media vested equity awards outstanding as of January 31, 2006 with an estimated fair value of $77.4 million, for a total aggregate purchase price of $9.8 billion. Upon completion of the Dex Media Merger, the Company’s stockholders and Dex Media’s former stockholders owned approximately 47% and 53% of the Company’s common stock, respectively. The results of the Dex Media Business have been included in the Company’s operating results commencing February 1, 2006. To finance the Dex Media Merger, we issued $660 million 6.875% Senior Discount Notes due January 15, 2013 for gross proceeds of $600.5 million and $1,210 million 8.875% Senior Notes due January 15, 2016 to pay the cash portion of the purchase price to the Dex Media stockholders.

In connection with the Dex Media Merger, we acquired directory services agreements (collectively, the “Dex Directory Services Agreements”) which Dex Media had entered into with Qwest including, (1) a publishing agreement with a term of 50 years commencing November 8, 2002 (subject to automatic renewal for additional one-year terms), which grants us the right to be the exclusive official directory publisher of listings and classified advertisements of Qwest’s telephone customers in the geographic areas in the Dex Media States in which Qwest (and its successors) provided local telephone services as of November 8, 2002, as well as having the exclusive right to use certain Qwest branding on directories in those markets and (2) a non-competition agreement with a term of 40 years commencing November 8, 2002, pursuant to which Qwest (on behalf of itself and its affiliates and successors) has agreed not to sell directory products consisting principally of listings and classified advertisements for subscribers in the geographic areas in the Dex Media States in which Qwest provided local telephone service as of November 8, 2002 that are directed primarily at consumers in those geographic areas. The fair value assigned to the Dex Media Directory Services Agreements of $7.3 billion was based on the multi-period excess earnings method and is being amortized under the straight-line method over 42 years. Under the multi-period excess earnings method, the projected cash flows of the intangible asset are computed indirectly, which means that future cash flows are projected with deductions made to recognize returns on appropriate contributory assets, leaving the excess, or residual net cash flow, as indicative of the intangible asset fair value.

As a result of the Dex Media Merger, we also acquired (1) an advertising commitment agreement whereby Qwest has agreed to purchase an aggregate of $20 million of advertising per year through 2017 from us at pricing on terms at least as favorable as those offered to similar large customers and (2) an intellectual property contribution agreement pursuant to which Qwest assigned and / or licensed to us the Qwest intellectual property previously used in the Qwest directory services business along with (3) a trademark license agreement pursuant to which Qwest granted to us the right until November 2007 to use the Qwest Dex and Qwest Dex Advantage marks in connection with directory products and related marketing material in the Dex Media States and the right to use these marks in connection with DexOnline.com® (the intangible assets in (2) and (3) collectively, “Trade names”). The fair value assigned to the Dex Media advertising commitment was based on the multi-period excess earnings method and is being amortized under the straight-line method over 12 years. The fair value of the acquired Trade names was based on the relief from royalty method, which values the Trade names based on the estimated amount that a company would have to pay in an arms length transaction to use these Trade names. These assets are being amortized under the straight-line method over 15 years.

The Dex Media Merger was accounted for as a purchase business combination and the purchase price was allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their respective fair values as of January 31, 2006. Under purchase accounting rules, we have not assumed the deferred revenue balance related to directories published by Dex Media at January 31, 2006. This amount represented revenue that would have been recognized in 2006 and 2007 under the deferral and amortization revenue recognition method in the absence of purchase accounting for the Dex Media Merger. Accordingly, we will never record revenue associated with directories that published prior to the Dex Media Merger. Although the deferred revenue balance was eliminated, we retained all of the rights associated with the collection of amounts due under and obligations under the advertising contracts executed prior to the Dex Media Merger. Also under purchase accounting rules, we did not assume deferred directory costs of Dex Media at January 31, 2006 related to those directories that were published prior to the Dex Media Merger. These costs represented operating expenses that would have been recognized by Dex Media in 2006 and 2007 under the deferral and amortization method had the Dex Media Merger not occurred.

The allocation of the purchase price to the fair value of assets acquired and liabilities assumed is shown in the table below. The change in goodwill during the year ended December 31, 2006 was primarily related to the Dex Media Merger.

(In thousands)

Calculation of Allocable Purchase Price
Cash paid to Dex Media shareholders	$1,861,111
RHD value of shares issued to Dex Media shareholders	2,259,359
Allocable transaction and other direct costs of the Merger	26,679
Dex Media severance and related costs	17,575
Dex Media vested equity awards	77,354
Dex Media outstanding debt at fair value	5,509,269

Total allocable purchase price	$9,751,347

Allocation of purchase price:
Non-compete/directory services license agreements	$7,320,000
Customer relationships	1,080,000
Trademarks and other	515,000
Dex Media net tangible assets acquired	172,191
Dex Media unbilled customers receivables, net as of January 31, 2006	443,025
Estimated profit on acquired sales contracts	90,703
Fair value adjustments:
Eliminate pre-merger deferred revenue	113,965
Eliminate pre-merger deferred directory costs	(205,058)
Eliminate pre-merger deferred financing costs	(106,774)
Eliminate Dex Media pre-merger deferred income taxes	(63,107)
Deferred income taxes relating to the Dex Media Merger	(2,122,738)

Fair value of net assets acquired	7,237,207
Goodwill	2,514,140

Total allocable purchase price	$9,751,347

AT&T Directory Acquisition

On September 1, 2004, we completed the acquisition of the directory publishing business (“AT&T Directory Business”) of AT&T Inc. (“AT&T”) (formerly known as SBC Communications, Inc., “SBC”) in Illinois and Northwest Indiana, including AT&T’s interests in The DonTech II Partnership (“DonTech”), a 50/50 general partnership between us and AT&T (collectively, the “AT&T Directory Acquisition”) for $1.41 billion in cash, after working capital adjustments and the settlement of a $30 million liquidation preference owed to us related to DonTech. As a result of the AT&T Directory Acquisition, we became the publisher of AT&T branded yellow pages directories in Illinois and Northwest Indiana. This transaction was consummated pursuant to a purchase agreement dated as of July 28, 2004, as amended, by and among RHD, Ameritech Corporation (“Ameritech”), a direct wholly-owned subsidiary of AT&T, and Ameritech Publishing, Inc. (“API”), a direct wholly-owned subsidiary of Ameritech. The results of the AT&T Directory Business have been included in our consolidated results commencing September 1, 2004. The acquired AT&T Directory Business now operates as R.H. Donnelley Publishing & Advertising of Illinois Partnership, one of our indirect, wholly-owned subsidiaries. To finance the AT&T Directory Acquisition, we amended and restated RHD Inc.’s credit facility, consisting of a $700 million Term Loan A-2, a $1,650 million Term Loan B-2 and a $175 million revolving credit facility (“Revolver”) for an aggregate facility of $2,525 million.

Directory services agreements between AT&T and the Company include a directory services license agreement, a non-competition agreement, an Internet Yellow Pages reseller agreement and a directory publishing listing agreement (collectively, “AT&T Directory Services Agreements”) with certain affiliates of AT&T. The directory services license agreement designates us as the official and exclusive provider of yellow pages directory services for AT&T (and its successors) in Illinois and Northwest Indiana (the “Territory”), grants us the exclusive license (and obligation as specified in the agreement) to produce, publish and distribute white pages directories in the Territory as AT&T’s agent and grants us the exclusive license (and obligation as specified in the agreement) to use the AT&T brand and logo on print directories in the Territory. The non-competition agreement prohibits AT&T (and its affiliates and successors), with certain limited exceptions, from (1) producing, publishing and distributing yellow and white pages print directories in the Territory, (2) soliciting or selling local or national yellow or white pages advertising for inclusion in such directories and (3) soliciting or selling local Internet yellow pages advertising for certain Internet yellow pages directories in the Territory or licensing AT&T marks to any third party for that purpose. The Internet Yellow Pages reseller agreement grants us the (a) exclusive right to sell to local advertisers within Illinois and Northwest Indiana Internet yellow pages advertising focused upon products and services to be offered within that territory, and (b) non-exclusive right to sell to local (excluding National advertisers) advertisers within Illinois and Northwest Indiana Internet yellow pages advertising focused upon products and services to be offered outside of that territory, in each case, onto the YellowPages.com platform. The directory publishing listing agreement gives us the right to purchase and use basic AT&T subscriber listing information and updates for the purpose of publishing directories. The AT&T Directory Services Agreements (other than the Internet Yellow Pages reseller agreement) have initial terms of 50 years, subject to automatic renewal and early termination under specified circumstances. The Internet Yellow Pages reseller agreement has a term of 5 years. The fair value assigned to the AT&T Directory Services Agreements and the Internet Yellow Pages reseller agreement of $950.0 million and $2.5 million, respectively, was based on the present value of estimated future cash flows and is being amortized under the straight-line method over 50 years and 5 years, respectively.

The AT&T Directory Acquisition was accounted for as purchase business combination and the purchase price was allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their respective fair values as of September 1, 2004.

Embarq Acquisition

On January 3, 2003, we completed the acquisition of the directory business (the “Embarq Directory Business”) of Sprint Nextel Corporation (“Sprint”) (formerly known as Sprint Corporation) by acquiring all the outstanding capital stock of the various entities comprising Sprint Publishing & Advertising (collectively, the “Embarq Acquisition”) for $2.23 billion in cash. As a result, we are the publisher of Embarq (formerly Sprint) branded yellow pages directories in 18 states. In May 2006, Sprint spun-off its local telephone business as Embarq Corporation (“Embarq”) and in connection with the spin-off, we entered into new agreements with Embarq that replaced the related agreements with Sprint, except that Sprint remains bound by certain non-competition obligations. The results of the Embarq Directory Business are included in our consolidated results commencing January 3, 2003. The Embarq Directory Business now operates as R.H. Donnelley Publishing & Advertising, Inc., one of our indirect wholly-owned subsidiaries. To finance the Embarq Acquisition, RHD Inc. entered into a new $1,525 million credit facility, consisting of a $500 million Term Loan A, a $900 million Term Loan B and a $125 million revolver. We also issued the 8.875% senior notes and the 10.875% senior subordinated notes. Additionally, we issued $200 million of Preferred Stock and warrants to purchase 1.65 million shares of our common stock to the GS Funds.

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

The Embarq Acquisition was accounted for as purchase business combination and the purchase price was allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their respective fair values as of January 3, 2003.

Local Launch Acquisition

On September 6, 2006, we acquired Local Launch. Local Launch is a leading local search products, platform and fulfillment provider that enables resellers to sell Internet advertising solutions to local advertisers. Local Launch specializes in search through publishing, distribution, directory and organic marketing solutions. The purpose of the Local Launch Acquisition was to support the expansion of our current local SEM and SEO offerings and provide new, innovative solutions to enhance our local SEM and SEO capabilities. The results of the Local Launch business are included in our consolidated results commencing September 6, 2006. The Local Launch business now operates as a direct wholly-owned subsidiary of RHD. In connection with the Local Launch Acquisition, we identified and recorded certain intangible assets at their estimated fair value, including (1) local customer relationships, (2) non-compete agreements, (3) technology and (4) tradenames. These intangible assets are being amortized under the straight-line method over remaining useful lives ranging from 3 to 7 years.

The Local Launch Acquisition was accounted for as a purchase business combination and the purchase price was allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their respective fair values as of September 6, 2006.

The purpose of all of these acquisitions was to transform RHD into a leading publisher of yellow pages directories and provider of online local commercial search services, as well as to support the expansion of our current local SEM and SEO offerings and to provide new, innovative solutions to enhance our local SEM and SEO capabilities. These acquisitions were accounted for as purchase business combinations and the purchase price for each acquisition was allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their respective fair values on each acquisition date.

Segment Reporting

Management reviews and analyzes its business of publishing yellow pages directories and related local commercial search as one operating segment.

Critical Accounting Estimates

The preparation of financial statements in accordance with generally accepted accounting principles (“GAAP”) requires management to estimate the effect of various matters that are inherently uncertain as of the date of the financial statements. Each of these estimates varies in regard to the level of judgment involved and its potential impact on the Company’s reported financial results. Estimates are deemed critical when a different estimate could have reasonably been used or when changes in the estimate are reasonably likely to occur from period to period, and could materially impact the Company’s financial condition, changes in financial condition or results of operations. The Company’s significant accounting polices as of December 31, 2006 are discussed in Note 2 of the notes to the consolidated financial statements included in Item 8 of this annual report. The critical estimates inherent in these accounting polices as of December 31, 2006 are discussed below. Management believes the current assumptions and other considerations used to estimate these amounts in the Company’s consolidated financial statements are appropriate.

Allowance for Doubtful Accounts and Sales Claims

We record our revenue net of an allowance for sales claims. In addition, we record a provision for bad debts. The provision for bad debts and allowance for sales claims are estimated for each directory based on historical experience. We also evaluate the current condition of our customer balances, bankruptcy filings, any change in credit policy, historical charge-off patterns, recovery rates and other data when determining our allowance for doubtful accounts reserve. We review these estimates periodically to assess whether additional adjustment is needed based on economic events or other circumstances, including actual experience at the end of the billing and collection cycle with respect to each directory. We believe that the allowance for doubtful accounts and sales claims is adequate to cover anticipated losses under current conditions; however, significant deterioration in any of the factors noted above or in the overall economy could materially change these expectations. The provisions for sales claims and doubtful accounts are estimated based on a percentage of revenue. Accordingly, an additional 1% change in these allowance percentages would have impacted 2006 GAAP net loss by approximately $15.3 million and 2006 adjusted pro forma net income by $19.0 million. See “Adjusted Pro Forma and Combined Adjusted Amounts and Other Non-GAAP Measures” below.

Pension Benefits

Our pension plan obligations and related assets of the Company’s defined benefit pension plans are presented in Note 11 to our consolidated financial statements. Plan assets consist primarily of marketable equity and debt instruments and are valued using market quotations. The determination of plan obligations and annual pension expense requires management to make a number of assumptions. Key assumptions in measuring the plan obligations include the discount rate, the rate of future salary increases and the long-term expected return on plan assets. In 2006, we adopted the Citigroup Pension Liability Index as the appropriate discount rate for our defined benefit pension plans. This Index is widely used by companies throughout the United States and is considered to be one of the preferred standards for establishing a discount rate. In 2005, the discount rate was determined using a methodology that discounts the projected plan cash flows to the measurement date using the spot rates provided in the Citigroup Pension Discount Curve. A single discount rate was then computed so that the present value of the benefit cash flows using this single rate equaled the present value computed using the Citigroup Pension Discount Curve. In prior years, discount rates were developed by reference to the Moody’s long-term Aa corporate bond yield at the plan’s measurement date, with consideration of the plan’s duration relative to the duration of the Moody’s Aa corporate bond portfolio. Salary increase assumptions are based upon historical experience and anticipated future management actions.

Asset returns are based upon the anticipated average rate of earnings expected on invested funds of the plan over the long-run. At December 31, 2006, the weighted-average actuarial assumptions were: discount rate of 5.90%; long-term rate of return on plan assets of 8.25% for RHD plans and 9.0% for Dex Media plans; and assumed salary increases of 3.66%. Net periodic pension costs recognized in 2006 were $12.0 million. A 1% increase in the discount rate would affect 2006 GAAP net loss and adjusted pro forma net income by approximately $3.2 million and a 1% decrease in the discount rate would affect 2006 GAAP net loss and adjusted pro forma net income by approximately $3.0 million; a 1% change in the long-term rate of return on plan assets would affect 2006 GAAP net loss and adjusted pro forma net income by approximately $2.3 million; and a 1% change in assumed salary increases would affect 2006 GAAP net loss and adjusted pro forma net income by approximately $1.0 million. See “Adjusted Pro Forma and Combined Adjusted Amounts and Other Non-GAAP Measures” below.

Intangible Assets and Goodwill Valuation and Amortization

Our intangible assets consist of directory services agreements between the Company and each of Qwest, AT&T and Embarq, respectively, a non-competition agreement between the Company and Sprint, established customer relationships, trademarks and trade names, an advertising commitment and technology, all resulting from the Dex Media Merger, AT&T Directory Acquisition, Embarq Acquisition or Local Launch Acquisition. The intangible assets are being amortized over the period the assets are expected to contribute to the cash flow of the Company, which reflect the expected pattern of benefit. Our recorded goodwill resulted from the Dex Media Merger, AT&T Directory Acquisition, Embarq Acquisition and Local Launch Acquisition and is not subject to amortization, however is subject to annual impairment testing.

The intangible assets are subject to an impairment test in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS No. 144”), and the goodwill is subject to an impairment test in accordance with SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”). The Company reviews the carrying value of its intangible assets for impairment whenever events or circumstances indicate that their carrying amount may not be recoverable. The impairment test for the intangible assets is performed by comparing the carrying amount of the intangible assets to the sum of the undiscounted expected future cash flows relating to these assets. In accordance with SFAS No. 144, impairment exists if the sum of the future undiscounted cash flows is less than the carrying amount of the intangible asset, or its related group of assets. Impairment would result in a write-down of the intangible asset to its estimated fair value based on discounted future cash flows. Goodwill is tested for impairment by comparing the carrying amount of the reporting unit to the estimated fair value of the reporting unit. In accordance with SFAS No. 142, impairment may exist if the carrying amount of the reporting unit is less than its estimated fair value. Impairment would result in a write-down equal to the difference between the carrying amount and the estimated fair value of the reporting unit goodwill.

We used certain estimates and assumptions in our impairment evaluation, including, but not limited to, projected future cash flows, revenue growth, customer attrition levels, and estimated write-offs. As of December 31, 2006, management believes that there was no impairment to the intangible assets or goodwill. However, significant deterioration in our business, the assumptions underlying the impairment evaluations, or in the overall economy, could result in impairment charges in future reporting periods. Had the aggregate net book value of the intangible assets and goodwill at December 31, 2006 been impaired by 1%, both net loss on a reported GAAP basis and net income on an adjusted pro forma basis in 2006 would have been adversely impacted by approximately $88.7 million. See “Adjusted Pro Forma and Combined Adjusted Amounts and Other Non-GAAP Measures” below.

Additionally, management must assess whether the remaining useful lives of the intangible assets represent the period that the intangible assets are expected to contribute to our cash flow. In our assessment process, we used certain estimates and assumptions, including projected future cash flows, customer attrition levels and industry and economic conditions. In accordance with SFAS No. 144, we evaluate the remaining useful lives of the intangible assets whenever events or circumstances indicate that a revision to the remaining period of amortization is warranted. If the estimated remaining useful lives change, the remaining carrying amount of the intangible asset would be amortized prospectively over that revised remaining useful life. For the year ended December 31, 2006, amortization of intangible assets was approximately $277.5 million. Had the remaining useful lives of the intangible assets been shortened by 10%, both net loss on a reported GAAP basis and net income on an adjusted pro forma basis in 2006 would have been adversely impacted by approximately $48.8 million. See “Adjusted Pro Forma and Combined Adjusted Amounts and Other Non-GAAP Measures” below.

Stock-Based Compensation

On January 1, 2006, we adopted SFAS No. 123(R), Share-Based Payment (“SFAS No. 123(R)”) using the Modified Prospective Method. Under this method, we are required to record compensation expense in the consolidated statement of operations for all employee stock-based awards granted, modified or settled after the date of adoption and for the unvested portion of previously granted stock awards that remain outstanding as of the beginning of the period of adoption based on their grant date fair values. Under SFAS No. 123(R), the fair value of our stock-based awards is calculated using the Black-Scholes model at the time these stock-based awards are granted. SFAS No. 123(R) and the use of the Black-Scholes model requires significant judgment and the use of estimates, particularly for assumptions such as expected volatility, risk-free interest rates and expected lives to value stock-based awards and forfeiture rates to recognize stock-based compensation. The following assumptions were used in valuing stock-based awards and for recognition of stock-based compensation for the year ended December 31, 2006:

December 31, 2006

Expected volatility	28.2%
Risk-free interest rate	4.4%
Expected life	5 Years
Forfeiture rate	5.0%
Dividend yield	0%

We estimate expected volatility based on the historical volatility of the price of our common stock over the expected life of our stock-based awards. The expected life represents the period of time that stock-based awards granted are expected to be outstanding, which is based on historical experience. We use historical data to estimate stock-based award exercises and employee terminations. The risk-free interest rate is based on applicable U.S. Treasury yields that approximate the expected life of stock-based awards granted. We also use historical data to estimate a forfeiture rate. Estimated forfeitures are adjusted to the extent actual forfeitures differ, or are expected to materially differ, from such estimates.

These assumptions reflect our best estimates, but they involve inherent uncertainties based on certain conditions generally outside the control of the Company. As a result, if other assumptions had been used, total stock-based compensation, as determined in accordance with SFAS No. 123(R) could have been materially impacted. Furthermore, if we use different assumptions for future grants, stock-based compensation could be materially impacted in future periods.

New Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115 (“SFAS No. 159”). SFAS No. 159 permits companies to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective of SFAS No. 159 is to provide opportunities to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply hedge accounting provisions. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We will assess the impact the adoption of SFAS No. 159 will have on our consolidated financial position and results of operations during 2007.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We are currently assessing the impact the adoption of SFAS No. 157 will have on our consolidated financial position and results of operations.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements (“SAB No. 108”). SAB No. 108 provides guidance on how the effects of the carryover or reversal of prior year financial statement misstatements should be considered in quantifying a current year misstatement. SAB No. 108 describes two approaches to assessing the materiality of misstatements; the “rollover” approach, which quantifies misstatements based on the amount of error originating in the current year income statement and the “iron curtain” approach, which quantifies misstatements based on the effects of correcting the cumulative effect existing in the balance sheet at the end of the current year. If under either approach misstatements are deemed material, a company is required to adjust its financial statements, including correcting prior year financial statements, even if such correction was and continues to be immaterial to the prior year financial statements. SAB No. 108 is effective for fiscal years ending after November 15, 2006 and we have adopted it for our fiscal year ended December 31, 2006. We have not recognized any adjustments resulting from the adoption of SAB No. 108 for the year ended December 31, 2006.

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes: An Interpretation of FASB Statement No. 109 (“FIN No. 48”). This interpretation clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes.  FIN No. 48 prescribes a recognition threshold and measurement principles for the financial statement recognition and measurement of tax positions taken or expected to be taken on a tax return. This interpretation is effective for fiscal years beginning after December 15, 2006 and as such, we will adopt FIN No. 48 on January 1, 2007. Upon adoption of FIN No. 48, we anticipate disclosing a tax liability of between $80.0 million and $100.0 million for uncertain tax positions, resulting in an increase to shareholders’ equity as of January 1, 2007, of approximately $30 million. We are currently assessing the final impact the adoption of FIN No. 48 will have on our consolidated financial position and results of operations.

We have reviewed other new accounting standards not identified above and do not believe any other new standards will have a material impact on our financial position or operating results.

RESULTS OF OPERATIONS

Year Ended December 31, 2006 compared to Year Ended December 31, 2005

Factors Affecting Comparability

Acquisitions

As a result of the Dex Media Merger and AT&T Directory Acquisition, the related financings and associated purchase accounting, our 2006 results reported in accordance with GAAP are not comparable to our 2005 reported GAAP results. Under the deferral and amortization method of revenue recognition, the billable value of directories published is recognized as revenue in subsequent reporting periods. However, purchase accounting precluded us from recognizing directory revenue and certain expenses associated with directories that published prior to each acquisition, including all directories published in the month each acquisition was completed. Thus, our reported 2006 and 2005 GAAP results are not indicative of our underlying operating and financial performance. Accordingly, management is presenting (1) 2006 adjusted pro forma information that, among other things, eliminates the purchase accounting impact on revenue and certain expenses related to the Dex Media Merger and assumes the Dex Media Merger occurred at the beginning of 2006, and (2) 2005 combined adjusted information reflecting the sum of (a) RHD’s 2005 adjusted results (reflecting adjustments relating to the AT&T Directory Acquisition) and (b) Dex Media’s reported GAAP results during the period. Management believes that the presentation of this adjusted pro forma and combined adjusted information will help financial statement users better and more easily compare current period underlying operating results against what the combined company performance would more likely have been in the comparable prior period. All of the adjusted pro forma and combined adjusted amounts disclosed under the caption “Adjusted Pro Forma and Combined Adjusted Amounts and Other Non-GAAP Measures” or elsewhere are non-GAAP measures, which are reconciled to the most comparable GAAP measures under that caption below. While the adjusted pro forma and combined adjusted results each exclude the effects of purchase accounting, and certain other non-recurring items, to better reflect underlying operating results in the respective periods, because of differences between RHD, Dex Media and AT&T and their respective predecessor accounting policies, the adjusted pro forma and combined adjusted results are not strictly comparable and should not be treated as such.

SFAS No. 123(R)

For the year ended December 31, 2006, the Company recognized $43.3 million of stock-based compensation expense in accordance with SFAS No. 123(R) related to stock-based awards granted under our various employee and non-employee stock incentive plans, with no expense on a comparable basis in 2005.

GAAP Reported Results

Net Revenue

The components of our net revenue in 2006 and 2005 were as follows:

	For the Years Ended December 31,
	2006	2005	$ Change
	(Amounts in millions)

Gross directory advertising revenue	$1,907.3	$956.0	$951.3
Sales claims and allowances	(45.3)	(10.4)	(34.9)

Net directory advertising revenue	1,862.0	945.6	916.4
Other revenue	33.9	11.0	22.9

Total net revenue	$1,895.9	$956.6	$939.3

Our directory advertising revenue is earned primarily from the sale of advertising in yellow pages directories we publish, net of sales claims and allowances. Directory advertising revenue also includes revenue for those Internet-based advertising products that are bundled with print advertising, including certain IYP products, and Internet-based advertising products not bundled with print advertising, such as our SEM and

SEO services. Directory advertising revenue is affected by several factors, including changes in the quantity and size of advertisements sold, defectors and new advertisers, as well as the proportion of premium advertisements sold, changes in the pricing of advertising, changes in the quantity and mix of advertising purchased per account and the introduction of additional products that generate incremental revenue. Revenue with respect to print advertising, and Internet-based advertising products that are bundled with print advertising, is recognized under the deferral and amortization method, whereby revenue is initially deferred when a directory is published and recognized ratably over the directory’s life, which is typically 12 months. Revenue with respect to Internet-based advertising that is not bundled with print advertising is recognized ratably over the period the advertisement appears on the site. Revenue with respect to our other products and services, such as SEM and SEO services, is recognized as delivered or fulfilled.

Total net revenue in 2006 was $1,895.9 million, representing an increase of $939.3 million from total net revenue reported in 2005 of $956.6 million. The increase in total net revenue in 2006 is primarily a result of the Dex Media Merger, as well as, to a lesser extent, purchase accounting resulting from the AT&T Directory Acquisition. Total net revenue for 2006 includes $857.2 million of net revenue from Dex Media-branded directories with no comparable revenue in 2005. Due to purchase accounting, total net revenue for 2006 excluded the amortization of advertising revenue for Dex Media-branded directories published before February 2006 under the deferral and amortization method totaling $649.1 million, which would have been reported in the period absent purchase accounting. Purchase accounting related to the Dex Media Merger will not adversely impact reported revenue during 2007. Purchase accounting resulting from the AT&T Directory Acquisition negatively impacted net revenue during 2005 by $85.0 million with respect to AT&T-branded directories that published prior to the AT&T Directory Acquisition, which would have been recognized during 2005 had it not been for purchase accounting required under GAAP. Purchase accounting related to the AT&T Directory Acquisition did not adversely impact reported revenue during 2006.

The increase in total net revenue also resulted from higher recurring advertising in our major Embarq markets and improved sales performance in certain of our AT&T markets. The increase in total net revenue is offset by declines in some of our other AT&T markets due to re-alignment of the coverage areas of our publications to better reflect shopping patterns as well as tightening our credit standards to build a more stable account base over time.

Other revenue in 2006 totaled $33.9 million, representing an increase of $22.9 million from other revenue reported in 2005 of $11.0 million. The increase in other revenue in 2006 is primarily a result of the Dex Media Merger. Other revenue includes barter revenue, late fees paid on outstanding customer balances, commissions earned on sales contracts with respect to advertising placed into other publishers’ directories, and sales of directories and certain other print products.

Advertising sales is a statistical measure and consists of sales of advertising in print directories distributed during the period and Internet-based products and services with respect to which such advertising first appeared publicly during the period. It is important to distinguish advertising sales from net revenue, which is recognized under the deferral and amortization method. Advertising sales for the years ended December 31, 2006 and 2005 were $2,648.2 million and $2,695.1 million, respectively, and assumes the Dex Media Merger occurred on January 1, 2005. The $46.9 million decrease in advertising sales is primarily a result of the transition and integration of our Dex Media business, including higher customer sales claims and allowances resulting from prior legacy Dex Media systems conversion that led to declines in advertising sales in certain of our Dex Media markets. The decrease in advertising sales also resulted from declines in national sales associated with rescoping and consolidation of products in our AT&T markets. These declines are partially offset by continued growth associated with our products in our Embarq markets. This decrease in advertising sales will adversely impact amortization of directory advertising revenues over the next four quarters. Revenue with respect to print advertising, and Internet-based advertising products that are bundled with print advertising, is recognized under the deferral and amortization method, whereby revenue is initially deferred when a directory is published and recognized ratably over the directory’s life, which is typically 12 months. Revenue with respect to Internet-based advertising that is not bundled with print advertising is recognized ratably over the period the advertisement appears on the site. Revenue with respect to our other products and services, such as SEM and SEO services, is recognized as delivered or fulfilled.

Expenses

The components of our total expenses for 2006 and 2005 were as follows:

	For the Years Ended December 31,
	2006	2005	$ Change
	(Amounts in millions)

Cost of revenue	$987.1	$436.1	$551.0
General and administrative expenses	142.4	60.2	82.2
Depreciation and amortization expense	323.6	85.1	238.5

Total	$1,453.1	$581.4	$871.7

Substantially all expenses are derived from our directory publishing business. Certain costs directly related to the selling and production of directories are initially deferred and recognized ratably over the life of the directory. These costs are specifically identifiable to a particular directory and include sales commissions and print, paper and initial distribution costs. Sales commissions include commissions paid to employees for sales to local advertisers and to certified marketing representatives (“CMRs”), which act as our channel to national advertisers. All other expenses, such as sales person salaries, sales manager compensation, sales office occupancy, publishing and information technology services, are not specifically identifiable to a particular directory and are recognized as incurred. Our costs recognized in a reporting period consist of: (i) costs incurred in that period and fully recognized in that period; (ii) costs incurred in a prior period, a portion of which is amortized and recognized in the current period; and (iii) costs incurred in the current period, a portion of which is amortized and recognized in the current period and the balance of which is deferred until future periods. Consequently, there will be a difference between costs recognized in any given period and costs incurred in the given period, which may be significant. All deferred costs related to the sale and production of directories are recognized ratably over the life of each directory under the deferral and amortization method of accounting, with cost recognition commencing in the month of directory distribution.

Cost of Revenue

Total cost of revenue in 2006 was $987.1 million compared to $436.1 million in 2005. The primary components of the $551.0 million increase in cost of revenue in 2006, compared to 2005, are as follows:

$ Change
(Amounts
in millions)

Expenses recorded in 2006 related to the Dex Media Business	$437.5
Expenses related to the AT&T Directory Business excluded from the comparable 2005 period due to purchase accounting from the AT&T Directory Acquisition	15.1
Increased “cost uplift” expense (defined below)	59.0
Increased Internet production and distribution costs	16.1
Stock-based compensation expense resulting from the adoption of SFAS No. 123(R)	15.5
Increased selling costs	6.8
All other	1.0

Total 2006 increase in cost of revenue, compared to 2005	$551.0

Cost of revenue in 2006 increased $551.0 million compared to 2005 primarily as a result of the Dex Media Merger. Expenses of $437.5 million incurred to support the Dex Media Business during 2006 include bad debt, commissions, salesperson expenses, printing and publishing, distribution, advertising, Internet production and distribution and other cost of revenue. There were no comparable expenses during 2005.

Similar to the deferral and amortization method of revenue recognition, certain costs directly related to the selling and production of our directories are initially deferred when incurred and recognized ratably over the life of a directory. As a result of purchase accounting required by GAAP, deferred commissions, print and delivery costs totaling $45.1 million (net of cost uplift as defined below) were not reported during 2006 related to directories that published prior to the Dex Media Merger. Directory expenses incurred during 2006 include the amortization of deferred directory costs relating to Dex Media-branded directories published beginning in February 2006. In addition, $15.1 million of deferred commissions, print and delivery costs for directories that published prior to the AT&T Directory Acquisition were not reported during 2005 due to purchase accounting. Purchase accounting related to the AT&T Directory Acquisition adversely impacted cost of revenue during 2006 by $2.1 million, due to the remaining amortization of cost uplift.

As a result of purchase accounting required by GAAP, we recorded the deferred directory costs related to directories that were scheduled to publish subsequent to the Dex Media Merger, AT&T Directory Acquisition and Embarq Acquisition at their fair value, determined as (a) the estimated billable value of the published directory less (b) the expected costs to complete the directories, plus (c) a normal profit margin. We refer to this purchase accounting entry as “cost uplift.” The fair value of these costs was determined to be $157.7 million, $81.3 million and $14.8 million for the Dex Media Merger, the AT&T Directory Acquisition and the Embarq Acquisition, respectively. These costs are amortized as cost of revenue over the terms of the applicable directories and such amortization totaled $124.0 million during 2006 relating to the Dex Media Merger and the AT&T Directory Acquisition. This represents an increase in cost uplift of $59.0 million from $65.0 million recorded during 2005 relating to the AT&T Directory Acquisition. As of December 31, 2006, a balance of $35.8 million related to cost uplift remains unamortized in conjunction with the Dex Media Merger, which will be the sole impact of purchase accounting on cost of revenue in 2007.

During 2006, the Company incurred additional expenses of $16.1 million related to Internet production and distribution as we expanded our digital product line offerings.

Cost of revenue during 2006 also included $15.5 million of non-cash stock-based compensation expense resulting from SFAS No. 123(R), which the Company adopted effective January 1, 2006, with no expense on a comparable basis in 2005. During 2006, $4.8 million of non-cash stock-based compensation expense resulted from modifications to stock-based awards due to acceleration of vesting terms as a result of the Dex Media Merger. Cost of revenue includes non-cash stock-based compensation expense for employees whose wages are classified as cost of revenue.

Also during 2006, we incurred approximately $6.8 million of additional selling expenses, including commission and salesperson costs, compared to 2005 due to initiatives to improve sales results in certain markets.

General and Administrative Expenses

General and administrative (“G&A”) expenses in 2006 were $142.4 million compared to $60.2 million in 2005, representing an increase of $82.2 million. The primary components of the $82.2 million increase in G&A expenses in 2006, compared to 2005, are as follows:

$ Change
(Amounts
in millions)

Increased G&A expenses related to the Dex Media Business	$58.2
Stock-based compensation expense resulting from the adoption of SFAS No. 123(R)	27.8
All other G&A expenses	(3.8)

Total 2006 increase in G&A expenses, compared to 2005	$82.2

G&A expenses during 2006 included $58.2 million of increased G&A expenses primarily to support the acquired Dex Media Business, with no comparable expense in 2005. G&A expenses include billing, credit and collection, financial services, human resources and administrative services. G&A expenses during 2006 also included $27.8 million of non-cash stock-based compensation expense resulting from SFAS No. 123(R), which we adopted effective January 1, 2006, with no expense on a comparable basis in 2005. During 2006, $8.6 million of non-cash stock-based compensation expense resulted from modifications to stock-based awards due to acceleration of vesting terms as a result of the Dex Media Merger. G&A expenses include non-cash stock-based compensation expense for employees whose wages are classified as G&A expenses.

Depreciation and Amortization

Depreciation and amortization (“D&A”) expenses during 2006 totaled $323.6 million compared to $85.1 million in 2005, representing an increase of $238.5 million. Amortization of intangible assets was $277.5 million during 2006 compared to $72.1 million in 2005. The increase in amortization expense is due to the increase in intangible assets resulting from the Dex Media Merger. Depreciation of fixed assets and amortization of computer software was $46.1 million during 2006 compared to $13.0 million in 2005. The increase in depreciation expense was primarily due to the depreciable assets acquired in the Dex Media Merger.

Operating Income

Subsequent to the Dex Media Merger, the Company continues to have one operating segment. Management views and evaluates this one operating segment as the sole source of earnings before interest, taxes, depreciation and amortization (“EBITDA”) and operating income for the Company and does not need to allocate resources among different segments.

Operating income for 2006 and 2005 was as follows:

	For the Years Ended December 31,
	2006	2005	$ Change
	(Amounts in millions)

Total	$442.8	$375.2	$67.6

Operating income for 2006 of $442.8 million increased by $67.6 million from 2005 operating income of $375.2 million, primarily as a result of the Dex Media Merger. The results for 2006 and 2005 were adversely affected by purchase accounting that precluded us from recognizing all deferred revenue and certain expenses associated with those directories published prior to the Dex Media Merger and AT&T Directory Acquisition, including all directories published in the month each acquisition was completed. While total net revenue in 2006 increased by $939.3 million over total net revenue in 2005, primarily resulting from the Dex Media Merger, offsetting that increase in total net revenue was an increase in total expenses in 2006 of $871.7 million, also primarily a result of the Dex Media Merger and the 2005 purchase accounting impact from the AT&T Directory Acquisition.

Since all deferred net revenue related to directories published prior to the Dex Media Merger and AT&T Directory Acquisition is eliminated in purchase accounting, but only certain direct expenses related to these directories are eliminated under purchase accounting, purchase accounting has a disproportionate adverse effect on reported revenues. Each month subsequent to the Dex Media Merger until the impact of purchase accounting expires, revenue will increase at a higher rate than the related expenses when compared to the prior year.

In addition to the impact of purchase accounting, total expenses in 2006 reflect non-cash stock-based compensation expense recognized as a result of the adoption of SFAS No. 123(R), with no expense on a comparable basis in 2005. Additionally, 2006 cost of revenue reflects an increase in deferred cost uplift amortization as described above.

When the effects of purchase accounting are eliminated, adjusted pro forma operating income for 2006 is substantially higher compared to GAAP operating income in 2005. See “Adjusted Pro Forma and Combined Adjusted Amounts and Other Non-GAAP Measures” below.

Operating income in 2007 will be impacted solely by the cost uplift aspect of purchase accounting related to the Dex Media Merger of approximately $35.8 million.

Interest Expense, Net

Net interest expense in 2006 was $765.1 million, compared to $264.5 million in 2005. The increase in net interest expense of $500.6 million in 2006 is a result of dramatically higher outstanding debt balances associated with the Dex Media Merger, combined with higher interest rates. See “Liquidity and Capital

Resources” for a further description of our debt obligations and the provisions of the related debt instruments. Net interest expense in 2005 includes a $25.3 million call premium payment and write-off of unamortized deferred financing costs of $7.4 million associated with the December 20, 2005 tender offer and exit consent solicitation of our subsidiaries’ 8.875% Senior Notes due 2016. Net interest expense in 2006 includes $21.9 million of non-cash amortization of deferred financing costs, compared to $23.6 million of non-cash amortization of deferred financing costs in 2005 (including the write-off of unamortized deferred financing costs of $7.4 million noted above). In conjunction with the Dex Media Merger and as a result of purchase accounting required under GAAP, we recorded Dex Media’s debt at its fair value on January 31, 2006. We recognize an offset to interest expense each period for the amortization of the corresponding fair value adjustment over the life of the respective debt. The offset to interest expense in 2006 was $26.4 million.

(Benefit) Provision for Income Taxes

The 2006 income tax benefit of $84.5 million is comprised of a federal deferred tax benefit of $112.9 million resulting from the current period taxable loss, offset by a state tax provision of $28.4 million. The 2006 state tax provision of $28.4 million primarily resulted from the modification of apportioned taxable income or loss among various states. A net operating loss of approximately $216.3 million was generated in 2006 primarily as a result of tax amortization expense recorded with respect to the intangible assets acquired in the Dex Media Merger, AT&T Directory Acquisition and Embarq Acquisition.

At December 31, 2006, the Company had federal and state net operating loss carryforwards of approximately $712.8 million (net of carryback) and $782.3 million, respectively, which will begin to expire in 2023 and 2008, respectively. The Company also had $3.6 million of federal alternative minimum tax (AMT) credit carryforward, which does not expire.

The 2005 provision for income taxes of $43.2 million is comprised of a deferred tax provision due to the taxable loss generated in the current period. The 2005 deferred tax provision resulted in an effective tax rate of 39.0% and net operating losses of approximately $168.6 million related to tax deductions and amortization expense recorded for tax purposes compared to book purposes with respect to the intangible assets acquired in the Embarq Acquisition and the AT&T Directory Acquisition. The 2005 effective tax rate reflects a decrease in the state and local tax rate due to integration of the Embarq Acquisition and the AT&T Directory Acquisition.

We are currently under federal tax audit by the Internal Revenue Service for the taxable years 2003 and 2004. We believe that adequate provisions have been made with respect to the federal tax audit and believe the resolution of such audit will not have a material adverse effect on our financial position, results of operations or cash flows. In addition, certain state tax returns are under examination by various regulatory authorities. We continuously review issues raised in connection with ongoing examinations and open tax years to evaluate the adequacy of our reserves. We believe that our accrued tax liabilities are adequate to cover all probable U.S. federal and state income tax loss contingencies.

Net (Loss) Income, Loss Available to Common Shareholders and Loss Per Share

Net loss for 2006 was $(237.7) million as compared to net income of $67.5 million in 2005. The results for 2006 and 2005 were adversely affected by purchase accounting that precluded us from recognizing all deferred revenue and certain expenses associated with those directories published prior to the Dex Media Merger and AT&T Directory Acquisition, including all directories published in the month each acquisition was completed. The net loss recorded in 2006 also reflects increased interest expense associated with the dramatically higher outstanding debt balances associated with the Dex Media Merger, combined with higher interest rates, as well as an increase in amortization expense associated with intangible assets acquired in the Dex Media Merger.

Purchase accounting resulting from the Dex Media Merger will impact reported results in 2007 by the cost uplift aspect of purchase accounting described above of approximately $35.8 million and the offset to interest expense related to the fair value adjustment of Dex Media’s debt described above of approximately $31.3 million.

Prior to the GS Repurchase in January 2006, the 8% dividend on our Preferred Stock reduced earnings available to common shareholders from which earnings per share amounts were calculated. The amount of the Preferred Stock dividend included the stated 8% dividend, plus a deemed dividend for a beneficial conversion feature (“BCF”). The BCF is a function of the conversion price of the Preferred Stock, the fair value of the related warrants issued with the Preferred Stock and the fair market value of the underlying common stock on the date of issuance of the Preferred Stock. In connection with the issuance of our Preferred Stock and each subsequent quarterly accrued dividend through October 3, 2005, a BCF was recorded because the fair value of the underlying common stock at the time of issuance of the Preferred Stock was greater than the conversion price of the Preferred Stock. The full amount of the BCF was treated as a deemed dividend because the Preferred Stock was convertible into common stock immediately after issuance in January 2003. The Preferred Stock dividend for 2005 of $11.7 million consisted of the 8% dividend of $10.1 million (including $2.5 million of accrued cash dividends recognized during the fourth quarter of 2005) and a BCF of $1.6 million.

On January 14, 2005, we repurchased 100,303 shares of our outstanding Preferred Stock from the GS Funds for $277.2 million in cash. In connection with the Preferred Stock repurchase, we recorded an increase to loss available to common shareholders of $133.7 million to reflect the loss on the repurchase of these shares. The excess of the cash paid to the GS Funds over the carrying amount of the repurchased Preferred Stock, plus the amount previously recognized for the BCF associated with these shares was recognized as the loss on repurchase.

On January 27, 2006, we completed the GS Repurchase, whereby we repurchased the remaining 100,301 shares of our outstanding Preferred Stock from the GS Funds for $336.1 million in cash. As a result of the GS Repurchase becoming a probable event under the terms of the stock purchase agreement on October 3, 2005 (See Item 8, “Financial Statements and Supplementary Data” — Note 8, “Redeemable Preferred Stock and Warrants”), the recorded value of the Preferred Stock was accreted to its redemption value of $334.1 million at December 31, 2005 and $336.1 million at January 27, 2006. The accretion to redemption value of $211.0 million and $2.0 million (which represented accrued dividends and interest) for the years ended December 31, 2005 and 2006, respectively, has been recorded as an increase to loss available to common shareholders on the consolidated statements of operations. In conjunction with the GS Repurchase, we also reversed the previously recorded BCF related to these shares and recorded a decrease to loss available to common shareholders on the consolidated statement of operations of approximately $31.2 million for the year ended December 31, 2006.

The resulting loss available to common shareholders was $(208.5) million for 2006, as compared to $(288.9) million in 2005.

For the years ended December 31, 2006 (through January 27, 2006, the closing date of the GS Repurchase) and 2005, we accounted for (loss) earnings per share in accordance with Emerging Issues Task Force Issue No. 03-6, Participating Securities and the Two-Class Method under FASB Statement 128 (“EITF 03-6”), which established standards regarding the computation of (loss) earnings per share (“EPS”) by companies that have issued securities other than common stock that contractually entitle the holder to participate in dividends and earnings of the company. EITF 03-6 requires earnings available to common shareholders for the period, after deduction of preferred stock dividends, to be allocated between the common and preferred shareholders based on their respective rights to receive dividends. Basic EPS was then calculated by dividing (loss) income allocable to common shareholders by the weighted average number of shares outstanding. EITF 03-6 does not require the presentation of basic and diluted EPS for securities other than common stock. Therefore, the following EPS amounts only pertain to our common stock.

Under the guidance of EITF 03-6, diluted EPS was calculated by dividing (loss) income allocable to common shareholders by the weighted average common shares outstanding plus dilutive potential common stock. Potential common stock includes stock options, stock appreciation rights (“SARs”), restricted stock and warrants, the dilutive effect of which is calculated using the treasury stock method, and prior to the GS Repurchase, our 8% Preferred Stock, the dilutive effect of which was calculated using the “if-converted” method.

Subsequent to the GS Repurchase, we account for EPS in accordance with SFAS No. 128, Earnings Per Share, and no longer utilize the two-class method for EPS computations. The calculation of basic and diluted loss per share for the years ended December 31, 2006 and 2005, respectively, are presented below.

	For the Years Ended
	December 31,
	2006	2005
	(Amounts in thousands,
	except percentages and
	per share amounts)

Basic EPS — Two-Class Method
Loss available to common shareholders	$(208,483)	$(288,876)
Amount allocable to common shareholders(1)	100%	100%

Loss allocable to common shareholders	(208,483)	(288,876)
Weighted average common shares outstanding	66,448	31,731

Basic loss per share — Two-Class Method	$(3.14)	$(9.10)

Diluted EPS
Loss available to common shareholders	$(208,483)	$(288,876)
Amount allocable to common shareholders(1)	100%	100%

Loss allocable to common shareholders	(208,483)	(288,876)
Weighted average common shares outstanding	66,448	31,731
Dilutive effect of stock awards and warrants(2)	—	—
Dilutive effect of Preferred Stock assuming conversion(2)	—	—

Weighted average diluted shares outstanding	66,448	31,731

Diluted loss per share	$(3.14)	$(9.10)

(1)	In computing EPS using the two-class method, we have not allocated the net loss reported for the years ended December 31, 2006 and 2005, respectively, between common and preferred shareholders since preferred shareholders had no contractual obligation to share in the net loss.

(2)	Due to the loss allocable to common shareholders reported for the years ended December 31, 2006 and 2005, respectively, the effect of all stock-based awards, warrants and the assumed conversion of the Preferred Stock were anti-dilutive and therefore are not included in the calculation of diluted EPS. For the years ended December 31, 2006 and 2005, 2,263 shares and 60 shares, respectively, of stock-based awards had exercise prices that exceeded the average market price of the Company’s common stock for the respective periods. For the years ended December 31, 2006 and 2005, the assumed conversion of the Preferred Stock into 391 shares and 5,132 shares, respectively, of common stock was anti-dilutive and therefore not included in the calculation of diluted EPS.

Adjusted Pro Forma and Combined Adjusted Amounts and Other Non-GAAP Measures

As a result of the Dex Media Merger and AT&T Directory Acquisition, the related financings and associated purchase accounting, our 2006 results reported in accordance with GAAP are not comparable to our 2005 reported GAAP results. Under the deferral and amortization method of revenue recognition, the billable value of directories published is recognized as revenue in subsequent reporting periods. However, purchase accounting precluded us from recognizing directory revenue and certain expenses associated with directories that published prior to each acquisition, including all directories published in the month each acquisition was completed. Thus, our reported 2006 and 2005 GAAP results are not indicative of our underlying operating and financial performance. Accordingly, management is presenting (1) 2006 adjusted pro forma information that, among other things, eliminates the purchase accounting impact on revenue and certain expenses related to the Dex Media Merger and assumes the Dex Media Merger occurred at the beginning of 2006, and (2) 2005 combined adjusted information reflecting the sum of (a) RHD’s 2005 adjusted results (reflecting adjustments relating to the AT&T Directory Acquisition) and (b) Dex Media’s reported GAAP results during the period.

Management believes that the presentation of this adjusted pro forma and combined adjusted information will help financial statement users better and more easily compare current period underlying operating results against what the combined company performance would more likely have been in the comparable prior period. All of the adjusted pro forma and combined adjusted amounts disclosed below or elsewhere are non-GAAP measures, which are reconciled to the most comparable GAAP measures under that caption below. While the adjusted pro forma and combined adjusted results each exclude the effects of purchase accounting, and certain other non-recurring items, to better reflect underlying operating results in the respective periods, because of differences between RHD, Dex Media and AT&T and their respective predecessor accounting policies, the adjusted pro forma and combined adjusted results are not strictly comparable and should not be treated as such.

	Twelve Months Ended December 31, 2006
	Reported			Adjusted
	GAAP	Adjustments		Pro Forma
	(Amounts in millions)

Net revenue	$1,895.9	$789.2	(1)	$2,685.1
Expenses, other than depreciation and amortization	1,129.5	108.8	(2)	1,238.3
Depreciation and amortization	323.6	20.5	(3)	344.1

Operating income	$442.8	$659.9		$1,102.7

	Twelve Months Ended December 31, 2005
	Reported			Dex Media		Combined
	GAAP	Adjustments		GAAP		Adjusted
		(Amounts in millions)

Net revenue	$956.6	$85.0	(4)	$1,658.4	(6)	$2,700.0
Expenses, other than depreciation and amortization	496.3	(49.9	)(5)	757.2	(6)	1,203.6
Depreciation and amortization	85.1	—		377.2	(6)	462.3

Operating income	$375.2	$134.9		$524.0		$1,034.1

(1)	Represents all deferred revenue for Dex Media directories that published prior to the Dex Media Merger, which would have been recognized during the period absent purchase accounting required under GAAP. Adjustments also include revenue for January 2006 as reported by Dex Media.

(2)	Represents (a) certain deferred expenses for Dex Media directories that published prior to the Dex Media Merger, which would have been recognized during the period absent purchase accounting required under GAAP, (b) expenses for January 2006 as reported by Dex Media, (c) exclusion of transaction expenses reported by Dex Media in January 2006 directly related to the Dex Media Merger and (d) the exclusion of cost uplift recorded in purchase accounting for the AT&T Acquisition and the Dex Media Merger.

(3)	Represents the additional amortization expense related to the identifiable intangible assets acquired in the Dex Media Merger over their estimated useful lives, assuming the Dex Media Merger was consummated on January 1, 2006.

(4)	Represents all deferred revenue for directories that published prior to the AT&T Directory Acquisition, which would have been recognized during the period had it not been for purchase accounting required under GAAP.

(5)	Represents elimination of cost uplift for the AT&T Acquisition, net of certain deferred expenses for AT&T directories that published prior to the AT&T Directory Acquisition, which would have been recognized during the period had it not been for purchase accounting required under GAAP.

(6)	Represents net revenue, expenses and depreciation and amortization reported by Dex Media on a GAAP basis for the twelve months ended December 31, 2005.

2006 Adjusted Pro Forma Revenue Compared to 2005 Combined Adjusted Revenue

The components of 2006 adjusted pro forma revenue and 2005 combined adjusted revenue are as follows:

	Twelve Months Ended December 31, 2006
	Reported	Dex Media Merger		Adjusted
	GAAP	Adjustments		Pro Forma
	(Amounts in millions)

Gross directory advertising revenue	$1,907.3	$798.1	(1)	$2,705.4
Sales claims and allowances	(45.3)	(23.0	)(1)	(68.3)

Net directory advertising revenue	1,862.0	775.1		2,637.1
Other revenue	33.9	14.1	(2)	48.0

Net revenue	$1,895.9	$789.2		$2,685.1

	Twelve Months Ended December 31, 2005
		AT&T Directory
	Reported	Acquisition		Dex Media		Combined
	GAAP	Adjustments		GAAP		Adjusted
	(Amounts in millions)

Gross directory advertising revenue	$956.0	$85.5	(3)	$1,609.5	(4)	$2,651.0
Sales claims and allowances	(10.4)	(0.5	)(3)	—		(10.9)

Net directory advertising revenue	945.6	85.0		1,609.5		2,640.1
Other revenue	11.0	—		48.9	(4)	59.9

Net revenue	$956.6	$85.0		$1,658.4		$2,700.0

(1)	Represents gross directory advertising revenue and sales claims and allowances for Dex Media directories that published prior to the Dex Media Merger, which would have been recognized during the period had it not been for purchase accounting required under GAAP. Adjustments also include results for January 2006 as reported by Dex Media.

(2)	Other revenue includes barter revenue, late fees paid on outstanding customer balances, commissions earned on sales contracts with respect to advertising placed into other publishers’ directories, sales of directories and certain other print and internet products.

(3)	Represents gross directory advertising revenue and sales claims and allowances for AT&T directories that published prior to the AT&T Directory Acquisition, which would have been recognized during the period had it not been for purchase accounting required under GAAP.

(4)	Represents 2005 reported results for Dex Media. Prior to the Dex Media Merger, Dex Media only reported directory advertising revenue net of sales claims and allowances.

Adjusted pro forma net revenue for 2006 was $2,685.1 million, representing a decrease of $14.9 million or 0.6% from combined adjusted net revenue of $2,700.0 million in 2005. Under the deferral and amortization method of revenue recognition, revenue from directory advertising sales is initially deferred when a directory is published and recognized ratably over the life of the directory, which is typically 12 months. Adjusted pro forma net directory advertising revenue for 2006 decreased from combined adjusted net directory advertising revenue in 2005 primarily due to unfavorable sales claims and allowance experience primarily in the Dex Media markets resulting from customer claims associated with the prior legacy Dex Media systems conversion, as well as declines in some of our AT&T markets due to rescoping and consolidation of products, offset by the amortization of revenue from favorable sales performances in certain of our larger markets over the prior four quarters.

2006 Adjusted Pro Forma Expenses Compared to 2005 Combined Adjusted Expenses

Adjusted pro forma cost of revenue and G&A expenses for 2006 of $1,238.3 million increased by $34.7 million or 2.9% from combined adjusted cost of revenue and G&A expenses of $1,203.6 million for 2005. The primary components of the $34.7 million increase are shown below:

$ Change
(Amounts
in millions)

Stock-based compensation expense resulting from adoption of SFAS No. 123(R)	$43.3
Increased Internet production and distribution costs	18.8
Increased advertising costs	16.0
Decreased general corporate expenses	(29.6)
Decreased other marketing costs	(10.8)
All other	(3.0)

Total increase in 2006 adjusted pro forma cost of revenue and G&A expenses compared to 2005 combined adjusted cost of revenue and G&A expenses	$34.7

Adjusted pro forma cost of revenue and G&A expenses for 2006 were impacted by $43.3 million of non-cash stock-based compensation expense resulting from SFAS No. 123(R), which the Company adopted effective January 1, 2006, with no expense on a comparable basis in 2005. During 2006, $13.4 million of the reported $43.3 million of non-cash stock-based compensation expense resulted from modifications to stock-based awards outstanding due to acceleration of vesting terms as a result of the Dex Media Merger.

Adjusted pro forma cost of revenue in 2006 increased by $18.8 million from 2005 combined adjusted cost of revenue due to increased Internet production and distribution costs as we expanded our digital product line offerings, which includes the acquired Dex Media Business. Adjusted pro forma advertising costs in 2006 were $16.0 million greater, compared to combined adjusted advertising expenses in 2005 due to increased market investment and competitive responses. Adjusted pro forma general corporate expenses were $29.6 million lower and marketing costs were $10.8 million lower for 2006 compared to combined adjusted expenses in 2005. Reductions in adjusted pro forma cost of revenue and G&A expenses relate partially to achieving economies that accompany scale subsequent to the Dex Media Merger, as well as Company-wide efforts to reduce certain expenses throughout 2006.

Adjusted pro forma D&A for 2006 was $344.1 million and includes incremental D&A as if the Dex Media Merger had occurred on January 1, 2006. Combined adjusted D&A for 2005 of $462.3 million represents D&A reported by both RHD and Dex Media. The decrease in adjusted pro forma D&A for 2006 of $118.2 million from combined adjusted D&A for 2005 is primarily related to differences between RHD and Dex Media’s valuation and useful life assumptions utilized for the amortization of Dex Media’s intangible assets.

2006 Adjusted Pro Forma Operating Income Compared to 2005 Combined Adjusted Operating Income

Adjusted pro forma operating income for 2006 was $1,102.7 million, representing an increase of $68.6 million or 6.6% from combined adjusted operating income in 2005 of $1,034.1 million, reflecting the variances between revenues and expenses from period to period described above.

Year Ended December 31, 2005 compared to the Year Ended December 31, 2004

Factors Affecting Comparability

Acquisitions

As a result of the AT&T Directory Acquisition and the Embarq Acquisition, the related financings and associated purchase accounting, our 2005 reported GAAP results are not comparable to our 2004 reported GAAP results. Under the deferral and amortization method of revenue recognition, the billable value of directories published is recognized as revenue in subsequent reporting periods. However, purchase accounting precluded us from recognizing directory revenue and certain expenses associated with directories that published prior to each acquisition, including all directories published in the month each acquisition was completed. Thus, our reported 2005 and 2004 GAAP results are not indicative of our underlying operating and financial performance. Accordingly, management is presenting 2005 adjusted and 2004 adjusted pro forma information that, among other things, eliminates the purchase accounting impact on revenue and certain expenses for each acquisition and assumes the AT&T Directory Acquisition and related financing occurred at the beginning of 2004. Management believes that the presentation of this 2005 adjusted and 2004 adjusted pro forma information will help financial statement users better and more easily compare current period underlying operating results against what the combined company performance would more likely have been in the comparable prior period. All of the 2005 adjusted and 2004 adjusted pro forma amounts disclosed under the caption “Adjusted and Adjusted Pro Forma Amounts and Other Non-GAAP Measures” or elsewhere are non-GAAP measures and are reconciled to the most comparable GAAP measures under that caption below. While we believe the 2005 adjusted and 2004 adjusted pro forma results reasonably represent results as if the businesses had been combined since January 1, 2004, because of differences in the application of accounting policies and practices between the Company and the acquired entities, management does not believe these adjusted and adjusted pro forma amounts are strictly comparable, nor are they necessarily indicative of results for future periods. The following Results of Operations disclosure does not give pro forma effect to the Dex Media Merger, as it was not consummated until January 31, 2006.

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

Relocation and Integration Charges

Our 2005 expenses included $2.4 million related to the acquisition and integration of the AT&T Directory Business, $1.4 million related to the relocation of our corporate offices to Cary, North Carolina, and $0.4 million for sales office lease expenses related to the Embarq Acquisition.

Our 2004 expenses included $7.3 million related to the relocation of our corporate offices to Cary, North Carolina, $2.5 million related to the acquisition and integration of the AT&T Directory Business, and $1.1 million for sales offices relocation expenses related to the Embarq Acquisition.

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

Following the AT&T Directory Acquisition, substantially all of our revenue is derived from our directory publishing business. Before the AT&T Directory Acquisition, DonTech was accounted for under the equity method and we did not recognize revenue with respect to the AT&T Directory Business. Our directory advertising revenue is earned primarily from the sale of advertising in the yellow pages directories we publish, net of sales allowances. Revenue with respect to print advertising, and Internet-based advertising products that are bundled with print advertising, is recognized under the deferral and amortization method, whereby revenue is initially deferred when a directory is published and recognized ratably over the directory’s life, which is typically 12 months. Revenue with respect to Internet-based advertising that is not bundled with print advertising is recognized ratably over the period the advertisement appears on the site. Before the AT&T Directory Acquisition, we also earned pre-press publishing and other related fees with respect to services we rendered on behalf of AT&T for the AT&T-branded directories we now publish. These fees were, and other revenue was and is, recognized when earned.

Total net revenue in 2005 was $956.6 million, representing an increase of $353.5 million from total net revenue reported in 2004 of $603.1 million. The primary increase in total net revenue in 2005 from 2004 is due to recognizing a full year of results from the acquired AT&T Directory Business. Total revenue in 2005 and 2004 includes $372.3 million and $29.1 million, respectively, of net revenue from the AT&T-branded directories we published following the AT&T Directory Acquisition. Due to purchase accounting, directory revenue for the year ended December 31, 2005 and 2004 excluded the amortization of advertising sales for AT&T-branded directories published before October 2004 under the deferral and amortization method totaling $85.0 million and $429.7 million, respectively, that would have been reported absent purchase accounting. Purchase accounting related to the AT&T Directory Acquisition will no longer adversely impact reported revenue after 2005. Additionally, we expect 2006 reported revenue to be higher than 2005 due to the adverse impact of purchase accounting on 2005 revenues. 2006 reported revenue will also be considerably higher than 2005 due to the Dex Media Merger. The increase in net revenue also resulted from higher recurring advertising in our major Embarq markets, partially offset by a decline in results in our AT&T markets. The decline in results in our AT&T markets is primarily due to our Chicagoland business, which was primarily the result of three major changes we announced in the second quarter of 2005 including (1) removing advertising from the covers of our directories to strengthen brand awareness, (2) re-aligning the coverage areas of our publications to better reflect shopping patterns and (3) tightening our credit standards to match the same disciplined approach employed in our Embarq markets to build a more stable account base over time.

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

Advertising sales is a statistical measure and consists of sales of advertising in print directories distributed during the period and Internet-based products and services with respect to which such advertising first appeared publicly during the period. It is important to distinguish advertising sales from net revenue, which is recognized under the deferral and amortization method. Advertising sales for the years ended December 31, 2005 and 2004 were $1,026.9 million and $1,013.7 million, respectively. The $13.2 million increase in advertising sales is due to continued strong customer renewal rates, increased spending by existing advertisers and increased new business in many of our Embarq markets for directories published in 2005, offset by lower customer renewals in certain of our AT&T markets as a result of ongoing efforts to improve the strength of our AT&T brand, including realignment of our directories and improvement in credit quality of our customer base. Revenue with respect to print advertising, and Internet-based advertising products that are bundled with print advertising, is recognized under the deferral and amortization method, whereby revenue is initially deferred when a directory is published and recognized ratably over the directory’s life, which is typically 12 months. Revenue with respect to Internet-based advertising that is not bundled with print advertising is recognized ratably over the period the advertisement appears on the site.

Expenses

The components of our total expenses for 2005 and 2004 were as follows:

	For the Years Ended December 31,
	2005	2004	$ Change
	(Amounts in millions)

Cost of revenue	$436.1	$263.2	$172.9
General and administrative expenses	60.2	59.5	0.7
Depreciation and amortization expense	85.1	66.6	18.5

Total	$581.4	$389.3	$192.1

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

Cost of Revenue

Total cost of revenue in 2005 was $436.1 million compared to $263.2 million in 2004. The primary components of the $172.9 million increase in cost of revenue in 2005, compared to 2004, were as follows:

Change
(Amounts
in millions)

Expenses recorded in 2005 resulting from the AT&T Directory Business	$95.0
Difference between cost uplift in 2005 compared to 2004 from the AT&T Directory Business	50.8
Increased commission and sales costs	15.6
Increased digital initiative costs	8.9
Increased bad debt expense	8.6
Cost uplift from the Embarq Acquisition recorded in 2004	(3.6)
All other	(2.4)

Total 2005 increase in cost of revenue, compared to 2004	$172.9

Cost of revenue in 2005 increased $172.9 million compared to 2004 primarily as a result of recognizing a full year of expenses from the acquired AT&T Directory Business. In 2005, expenses increased $95.0 million from 2004 to support the AT&T Directory Business including bad debt, commissions, salesperson expenses, printing, distribution, marketing, advertising and other operating expenses. Similar to the deferral and amortization method of revenue recognition, certain costs directly related to the selling and production of our directories are initially deferred when incurred and recognized ratably over the life of a directory. Due to the elimination of deferred costs for all pre-acquisition (including September 2004) AT&T directories as required by purchase accounting, our reported cost of revenue for 2005 and 2004 did not include certain expenses associated with those directories totaling approximately $49.9 million and $98.0 million, respectively. Due to these adjustments, AT&T-branded directory expenses for 2005 include only the amortization of deferred directory costs relating to AT&T-branded directories published beginning in October 2004. Purchase accounting related to the AT&T Directory Acquisition will no longer adversely impact reported expenses after 2005, except for unamortized cost uplift (defined below) of $2.1 million at December 31, 2005 that will be expensed in 2006. Additionally, we expect 2006 reported expenses to be higher than 2005 due to the adverse impact of purchase accounting on 2005 expenses. 2006 reported expenses will also be considerably higher than 2005 due to the Dex Media Merger.

Also, as a result of purchase accounting required by GAAP, we recorded the deferred directory costs related to directories that were scheduled to publish subsequent to the AT&T Directory Acquisition and Embarq Acquisition at their fair value, determined as the estimated billable value of the published directory less (a) the expected costs to complete the directories, and (b) a normal profit margin. We refer to this purchase accounting entry as “cost uplift.” The fair value of these costs was determined to be $81.3 million and $14.8 million for the AT&T Directory Business and the Embarq Business, respectively. These costs are amortized as cost of revenue over the terms of the applicable directories and such amortization totaled $65.0 million for 2005 relating to the AT&T Directory Acquisition, representing an increase of $50.8 million from $14.2 million recorded in 2004, and $3.6 million for 2004, relating to the Embarq Business (with no comparable expense in 2005).

Sales costs including commissions, sales person costs and sales management costs were $15.6 million higher for 2005, compared to 2004, primarily due to favorable sales performances in many Embarq markets, increased sales headcount and sales bonus payouts, plus increased investment in our AT&T markets.

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

Operating income for 2005 of $375.2 million increased by $83.5 million from operating income of $291.7 million in 2004. The increase in operating income during 2005 as compared to 2004 was primarily a result of recognizing a full period of results from the AT&T Directory Business. While total net revenue increased for 2005 by $353.5 million over net revenue in 2004, partially offsetting that increase in net revenue was an increase in total cost of revenue in 2005 of $172.9 million, primarily relating to the AT&T Directory Business, as described above. In addition, the increase in operating income resulted from higher recurring advertising in our major Embarq markets, partially offset by a decline in results in our AT&T markets and increased depreciation and amortization as noted above. In 2004 and 2005, results were adversely affected by the related purchase accounting impact that precluded us from recognizing revenues and certain expenses for those directories that published prior to the AT&T Directory Acquisition, including all September 2004 published directories. Under purchase accounting, when the entire balance of deferred revenue and deferred directory costs were eliminated at the time of the AT&T Directory Acquisition, the elimination had a disproportionately higher impact on revenues than it did on expenses. Accordingly, after the adjustments required by purchase accounting, cost of revenue for 2004 was disproportionately higher than the related revenue.

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

Provision (Benefit) for Income Taxes

The 2005 provision for income taxes of $43.2 million is comprised of a deferred tax provision due to the taxable loss generated in the current period. The 2005 deferred tax provision resulted in an effective tax rate of 39.0% and net operating losses of approximately $168.6 million related to tax deductions and amortization expense recorded for tax purposes compared to book purposes with respect to the intangible assets acquired in connection with the Embarq Acquisition and the AT&T Directory Acquisition. The 2005 effective tax rate reflects a decrease in the state and local tax rate due to integration of the Embarq Acquisition and the AT&T Directory Acquisition. The federal net operating loss carryforward of approximately $342.5 million will begin to expire in 2023, and the state net operating loss carryforwards of approximately $650.0 million will begin to expire in 2008.

The 2004 provision for income taxes of $45.9 million was comprised of a current tax benefit of $25.6 million and a deferred tax provision of $71.5 million. The 2004 current tax benefit resulted in an effective tax rate of 39.5% and net operating losses of approximately $72.4 million related to tax deductions in connection with the Embarq Acquisition and the AT&T Directory Acquisition. The 2004 deferred tax provision of $71.5 million was primarily related to the difference in amortization expense recorded for tax purposes compared to book purposes with respect to the intangible assets acquired in connection with the Embarq Acquisition and the AT&T Directory Acquisition. The 2004 effective tax rate reflects a decrease in the state and local tax rate due to integration of the Embarq Acquisition and the AT&T Directory Acquisition.

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

On January 14, 2005, we repurchased 100,303 shares of our outstanding Preferred Stock from the GS Funds for $277.2 million in cash. In connection with the Preferred Stock repurchase, we recorded an increase to loss available to common shareholders of $133.7 million to reflect the loss on the repurchase of these shares for 2005. The excess of the cash paid to the GS Funds over the carrying amount of the repurchased Preferred Stock, plus the amount previously recognized for the BCF associated with these shares has been recognized as the loss on repurchase. Such amount represents a return to the GS Funds and, therefore has been treated in a manner similar to the treatment of the Preferred Stock dividend.

On January 27, 2006, we repurchased the remaining 100,301 shares of our outstanding Preferred Stock from the GS Funds for $336.1 million in cash, including accrued cash dividends and interest. As a result of the GS Repurchase becoming a probable event under the terms of the Stock Purchase and Support Agreement dated October 3, 2005, we have accreted the carrying value of the Preferred Stock to its redemption value of $334.1 million as of December 31, 2005. The accretion of the Preferred Stock totaling $211.0 million has been recorded as an increase to loss available to common shareholders on the consolidated statements of operations for the year ended December 31, 2005.

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
	(Amounts in thousands,
	except percentages and
	per share amounts)

Basic EPS — Two-Class Method
(Loss) income available to common shareholders	$(288,876)	$48,521
Amount allocable to common shareholders(1)	100%	77%

(Loss) income allocable to common shareholders	(288,876)	37,361
Weighted average common shares outstanding	31,731	31,268

Basic (loss) earnings per share — Two-Class Method	$(9.10)	$1.19

Diluted EPS
(Loss) income available to common shareholders	$(288,876)	$48,521
Amount allocable to common shareholders(1)	100%	77%

(Loss) income allocable to common shareholders	(288,876)	37,361
Weighted average common shares outstanding	31,731	31,268
Dilutive effect of stock awards and warrants(2)	—	1,348
Dilutive effect of Preferred Stock assuming conversion(2)	—	—

Weighted average diluted shares outstanding	31,731	32,616

Diluted (loss) earnings per share	$(9.10)	$1.15

(1)	Amount allocable to common shareholders of 77% for the year ended December 31, 2004 was determined as follows: 31,268 / (31,268 + 9,483). In computing basic EPS using the Two-Class Method, we have not allocated the loss available to common shareholders for the year ended December 31, 2005 between common and preferred shareholders since the preferred shareholders do not have a contractual obligation to share in the net loss.

(2)	60 stock options in 2005 and the assumed conversion of the Preferred Stock into 5,132 and 9,767 shares of common stock in 2005 and 2004, respectively, were anti-dilutive and therefore are not included in the calculation of diluted EPS.

Adjusted and Adjusted Pro Forma Amounts and Other Non-GAAP Measures

As a result of the AT&T Directory Acquisition and the Embarq Acquisition, the related financings and associated purchase accounting, our 2005 reported GAAP results are not comparable to our 2004 reported GAAP results. Under the deferral and amortization method of revenue recognition, the billable value of directories published is recognized as revenue in subsequent reporting periods. However, purchase accounting precluded us from recognizing directory revenue and certain expenses associated with directories that published prior to each acquisition, including all directories published in the month each acquisition was completed. Thus, our reported 2005 and 2004 GAAP results are not indicative of our underlying operating and financial performance. Accordingly, management is presenting 2005 adjusted and 2004 adjusted pro forma information that, among other things, eliminates the purchase accounting impact on revenue and certain expenses for each acquisition and assumes the AT&T Directory Acquisition and related financing occurred at the beginning of 2004. Management believes that the presentation of this 2005 adjusted and 2004 adjusted pro forma information will help financial statement users better and more easily compare current period underlying operating results against what the combined company performance would more likely have been in the comparable prior period. All of the 2005 adjusted and 2004 adjusted pro forma amounts disclosed below or elsewhere are non-GAAP measures and are reconciled to the most comparable GAAP measures below. While we believe the 2005 adjusted and 2004 adjusted pro forma results reasonably represent results as if the businesses had been combined for the full years 2005 and 2004, because of differences in the application of accounting policies and practices between the Company and the acquired entities, management does not believe these 2005 adjusted and 2004 adjusted pro forma amounts are strictly comparable, nor are they necessarily indicative of results for future periods. This discussion of Adjusted and Adjusted Pro Forma Amounts and Other Non-GAAP Measures does not give pro forma effect to the Dex Media Merger, as it was not consummated until January 31, 2006.

	Twelve Months Ended December 31, 2005
	Reported	AT&T Directory		Embarq
	GAAP	Acquisition		Acquisition	Adjusted
	(Amounts in millions)

Net revenue	$956.6	$85.0	(1)	$—	$1,041.6
Expenses, other than depreciation and amortization	496.3	(49.9	)(2)	—	446.4
Depreciation and amortization	85.1	—		—	85.1

Operating income	$375.2	$134.9		$—	$510.1

	Twelve Months Ended December 31, 2004
	Reported	AT&T Directory		Embarq		Adjusted
	GAAP	Acquisition		Acquisition		Pro Forma
	(Amount in millions)

Net revenue	$603.1	$429.7	(1)	$1.1	(5)	$1,033.9
Expenses, other than depreciation and amortization	322.8	98.0	(2)	(3.6	)(6)	417.2
Depreciation and amortization	66.6	18.8	(3)	—		85.4
Partnership income	78.0	(78.0	)(4)	—		—

Operating income	$291.7	$234.9		$4.7		$531.3

(1)	Represents revenue for AT&T-branded directories that published prior to the AT&T Directory Acquisition, plus all September 2004 published directories, which would have been recognized during the period had it not been for purchase accounting required under GAAP.

(2)	Represents expenses for AT&T-branded directories that published prior to the AT&T Directory Acquisition, including September 2004 published directories, which would have been recognized during the period had it not been for purchase accounting required under GAAP. The pro forma adjustments also include (a) for 2004, DonTech’s selling and operational expenses prior to September 1, 2004, which were eliminated in consolidation upon the AT&T Directory Acquisition, and (b) for 2004 and 2005, certain differences in the application of accounting policies and practices between RHD and the acquired entities. Additionally, as a result of purchase accounting, we recorded the deferred directory costs related to directories that were scheduled to publish subsequent to the AT&T Directory Acquisition at their fair value. The impact of such cost uplift has also been removed.

(3)	Represents the additional depreciation and amortization expense related to the tangible and identifiable intangible assets acquired in the AT&T Directory Acquisition over their estimated useful lives.

(4)	Represents the elimination of equity accounting used to account for RHD’s 50% ownership in DonTech and the revenue participation income from AT&T recognized prior to the AT&T Directory Acquisition.

(5)	Represents revenue for Embarq-branded directories that published prior to the Embarq Acquisition including January 2003 published directories, which would have been recognized during the period had it not been for purchase accounting required under GAAP.

(6)	Represents expenses for Embarq-branded directories that published prior to the Embarq Acquisition, including January 2003 published directories, which would have been recognized during the period had it not been for purchase accounting required under GAAP. Also includes the effect of differences in the application of accounting policies and practices between legacy Embarq and the Company. Additionally, as a result of purchase accounting, we recorded the deferred directory costs related to directories that were scheduled to publish subsequent to the Embarq Acquisition at their fair value. The impact of such cost uplift has also been removed.

2005 Revenue and Adjusted Revenue Compared to 2004 Revenue and Adjusted Pro Forma Revenue

The components of 2005 revenue and adjusted revenue and 2004 revenue and adjusted pro forma revenue are as follows:

2005

	Reported	AT&T Directory		Embarq
	GAAP	Acquisition		Acquisition	Adjusted

Gross directory advertising revenue	$956.0	$85.5	(1)	$—	$1,041.5
Sales claims and allowances	(10.4)	(0.5	)(1)	—	(10.9)

Net directory advertising revenue	945.6	85.0		—	1,030.6
Other revenue	11.0	—		—	11.0

Net revenue	$956.6	$85.0		$—	$1,041.6

2004

	Reported	AT&T Directory		Embarq		Adjusted
	GAAP	Acquisition		Acquisition		Pro Forma

Gross directory advertising revenue	$589.5	$437.6	(1)	$1.1	(4)	$1,028.2
Sales claims and allowances	(6.5)	(1.1	)(1)	—		(7.6)

Net directory advertising revenue	583.0	436.5		1.1		1,020.6
Pre-press publishing fees	13.0	(13.0	)(2)	—		—
Other revenue	7.1	6.2	(3)	—		13.3

Net revenue	$603.1	$429.7		$1.1		$1,033.9

(1)	Represents gross revenue and sales claims and allowances for AT&T-branded directories that published prior to the AT&T Directory Acquisition, including September 2004 published directories, which would have been recognized during the period had it not been for purchase accounting required under GAAP.

(2)	Represents the elimination of pre-press publishing and related fees recognized prior to the AT&T Directory Acquisition, which were eliminated in consolidation upon the AT&T Directory Acquisition.

(3)	Represents other revenue associated with the AT&T Directory Business, primarily consisting of commissions earned on sales contracts published into other publishers’ directories and other yellow pages Internet-based advertising and other product revenue recognized as earned.

(4)	Represents gross revenue and sales claims and allowances for Embarq-branded directories that published prior to the Embarq Acquisition, including January 2003 published directories, which would have been recognized during the period had it not been for purchase accounting required under GAAP.

Total adjusted net revenue in 2005 was $1,041.6 million, an increase of $7.7 million or 0.7% from adjusted pro forma net revenue of $1,033.9 million in 2004. The increase in adjusted net revenue in 2005 is due to increased amortization of revenue primarily from our major Embarq markets due to continued strong customer renewal rates and increased new business, partially offset by a decrease in amortized net revenue from our AT&T markets due to a decline in the publication value of our AT&T directories in Illinois and

Northwest Indiana due to lower renewal rates partially offset by new business and collection of late fees. Under the deferral and amortization method of revenue recognition, revenue from directory advertising sales is initially deferred when a directory is published and recognized ratably over the life of the directory, which is typically 12 months. Due to the deferral and amortization method, the billable value of published directories is amortized to revenue over the life of the directory, which delays recognition of publication sales as recorded revenue on a GAAP basis.

2005 Adjusted Expenses Compared to 2004 Adjusted Pro Forma Expenses and 2005 Adjusted Operating Income Compared to 2004 Adjusted Pro Forma Operating Income

For the year ended December 31, 2005, adjusted cost of revenue and G&A expenses increased by $29.2 million, or 7.0%, to $446.4 million from adjusted pro forma cost of revenue and G&A expenses of $417.2 million in 2004. The primary components of the $29.2 million increase in adjusted expenses in 2005 were as follows:

Change
(Amounts in
millions)

Increased commission and salesperson costs	$9.9
Increased marketing and advertising costs	9.3
Increased digital initiative costs	8.9
Increased costs to support the AT&T Directory Business	7.9
Increased bad debt expense	5.9
Corporate headquarters relocation and related severance costs incurred in 2004	(10.4)
All other	(2.3)

Total 2005 increase in adjusted cost of revenue and G&A expenses, compared to 2004 adjusted pro forma cost of revenue and G&A expenses	$29.2

Similar to the deferral and amortization method of revenue recognition, certain costs directly related to the selling and production of our directories are initially deferred when incurred and recognized ratably over the life of a directory. Adjusted commission and salesperson expenses were $9.9 million higher for 2005 compared to 2004, due to favorable sales performances in certain Embarq markets, increased sales headcount, sales bonus payouts and increased investment in certain of our AT&T markets. Adjusted marketing and advertising costs were $9.3 million higher for 2005 compared to 2004 due to increased competitive responses and increased market investment, particularly in our AT&T markets. Adjusted digital initiative costs were $8.9 million higher for 2005 compared to 2004, which reflects our commitment to increase investment in our Internet products and distribution, and due to additional Internet-related costs for the AT&T Directory Business. Increased costs to support the AT&T Directory Business of $7.9 million in 2005 as compared to 2004 primarily include increased headcount and billing, credit, collection and administrative costs, which were higher primarily due to additional investment in the AT&T Directory Business as compared to the prior owner’s level of investment in that business. Adjusted bad debt expense was $5.9 million higher for 2005 compared to 2004 primarily reflecting favorable bad debt adjustments recorded by the AT&T Directory Business prior to the acquisition in 2004. These increases were offset by $10.4 million of expenses in 2004 associated with the relocation of our corporate headquarters to Cary, North Carolina and related severance costs.

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

LIQUIDITY AND CAPITAL RESOURCES

Long-term debt of the Company at December 31, 2006, including fair value adjustments required by GAAP as a result of the Dex Media Merger, and December 31, 2005 consisted of the following:

	2006	2005

RHD
6.875% Senior Notes due 2013	$300,000	$300,000
6.875% Series A-1 Senior Discount Notes due 2013	335,401	—
6.875% Series A-2 Senior Discount Notes due 2013	606,472	—
8.875% Series A-3 Senior Notes due 2016	1,210,000	—
R.H. Donnelley Inc. (“RHDI”)
Credit Facility	1,946,535	2,170,915
8.875% Senior Notes due 2010	7,934	7,934
10.875% Senior Subordinated Notes due 2012	600,000	600,000
Dex Media, Inc.
8% Senior Notes due 2013	513,663	—*
9% Senior Discount Notes due 2013	663,153	—*
Dex Media East
Credit Facility	656,571	—*
9.875% Senior Notes due 2009	476,677	—*
12.125% Senior Subordinated Notes due 2012	390,314	—*
Dex Media West
Credit Facility	1,450,917	—*
8.5% Senior Notes due 2010	403,260	—*
5.875% Senior Notes due 2011	8,786	—*
9.875% Senior Subordinated Notes due 2013	833,469	—*

Total RHD Consolidated	10,403,152	3,078,849
Less current portion	382,631	100,234

Long-term debt	$10,020,521	$2,978,615

*	The debt balances acquired as a result of the Dex Media Merger were not obligations of RHD at December 31, 2005.

Credit Facilities

RHDI

As of December 31, 2006, RHDI’s senior secured credit facility, as amended and restated (“RHDI Credit Facility”), consists of a $323.4 million Term Loan A-4, a $350 million Term Loan D-1, a $1,422.0 million Term Loan D-2 and a $175.0 million Revolving Credit Facility (the “RHDI Revolver”) for an aggregate RHDI Credit Facility of $2,270.4 million. All Term Loans require quarterly principal and interest payments. The RHDI Credit Facility provides for a new Term Loan C for potential borrowings up to $400 million, such proceeds, if borrowed, to be used to fund acquisitions, refinance certain indebtedness or to make certain restricted payments. As of December 31, 2006, the outstanding balances of Term Loans A-4, D-1, and D-2 totaled $1,891.1 million, comprised of $158.6 million, $341.7 million and $1,390.8 million, respectively, and $55.4 million was outstanding under the RHDI Revolver (with an additional $0.4 million utilized under a standby letter of credit). The RHDI Revolver and Term Loan A-4 mature in December 2009 and Term Loans D-1 and D-2 mature in June 2011. The weighted average interest rate of outstanding debt under the RHDI Credit Facility was 6.86% and 6.21% at December 31, 2006 and December 31, 2005, respectively.

As amended, as of December 31, 2006, RHDI’s Credit Facility bears interest, at our option, at either:

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

Dex Media East

As of December 31, 2006, the Dex Media East credit facility, as amended and restated in connection with the Dex Media Merger, consists of revolving loan commitments (“Dex Media East Revolver”) and term loan commitments. The Dex Media East term loans consist of a tranche A term loan with an initial total principal amount of $690.0 million and a tranche B term loan with an initial total principal amount of $429.0 million. The Dex Media East Revolver consists of a total principal amount of $100.0 million, which is available for general corporate purposes, subject to certain conditions. As of December 31, 2006, the principal amounts owing under the tranche A and tranche B term loans totaled $629.1 million, comprised of approximately $225.9 million and $403.2 million, respectively, and $27.5 million was outstanding under the Dex Media East Revolver (with an additional $1.4 million utilized under two standby letters of credit). The Dex Media East Revolver and tranche A term loan will mature in November 2008, and the tranche B term loan will mature in May 2009. The weighted average interest rate of outstanding debt under the Dex Media East credit facility was 6.85% at December 31, 2006.

As amended, as of December 31, 2006, the Dex Media East credit facility bears interest, at our option, at either:

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

Dex Media West

As of December 31, 2006, the Dex Media West credit facility, as amended and restated in connection with the Dex Media Merger, consists of revolving loan commitments (“Dex Media West Revolver”) and term loan commitments. The Dex Media West term loans consist of a tranche A term loan with a total principal amount of $960.0 million, a tranche B-1 term loan with a total principal amount of $503.0 million, and a tranche B-2 term loan with a total available principal amount of $834.3 million. The Dex Media West Revolver consists of a total principal amount of $100.0 million, which is available for general corporate purposes, subject to certain conditions. As of December 31, 2006, the principal amounts owed under the tranche A, tranche B-1, and tranche B-2 term loans totaled $1,450.9 million, comprised of approximately $273.3 million, $406.3 million, and $771.3 million, respectively, and no amounts were outstanding under the Dex Media West Revolver. The tranche B-1 term loan in the amount of $444.2 million was utilized to redeem Dex Media West’s senior notes that were put to Dex Media West in connection with the change of control offer associated with the Dex Media Merger and to fund a portion of the cash consideration paid to Dex Media, Inc.’s stockholders in connection with the Dex Media Merger. The remaining $58.8 million is no longer available. The tranche A term loan and Dex Media West Revolver will mature in September 2009 and the tranche B-1 and B-2 term loans will mature in March 2010. The weighted average interest rate of outstanding debt under the Dex Media West credit facility was 6.83% at December 31, 2006.

As amended, as of December 31, 2006, the Dex Media West credit facility bears interest, at our option, at either:

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

The Company’s credit facilities and the indentures governing the notes contain usual and customary affirmative and negative covenants that, among other things, place limitations on our ability to (i) incur additional indebtedness; (ii) pay dividends and repurchase our capital stock; (iii) enter into mergers, consolidations, acquisitions, asset dispositions and sale-leaseback transactions; (iv) make capital expenditures; (v) issue capital stock of our subsidiaries; (vi) engage in transactions with our affiliates; and (vii) make investments, loans and advances. The Company’s credit facilities also contain financial covenants relating to maximum consolidated leverage, minimum interest coverage and maximum senior secured leverage as defined therein. Substantially all of RHDI’s and its subsidiaries assets, including the capital stock of RHDI and its subsidiaries, are pledged to secure the obligation under the RHDI Credit Facility. Substantially all of the assets of Dex Media East and Dex Media West and their subsidiaries, including their equity interests, are pledged to secure the obligations under their respective credit facilities.

Notes, Preferred Stock and Warrants

RHD

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

In order to fund the cash portion of the Dex Media Merger purchase price, we issued $660 million aggregate principal amount at maturity ($600.5 million gross proceeds) of 6.875% Series A-2 Senior Discount Notes due January 15, 2013 and $1,210 million principal amount of 8.875% Series A-3 Senior Notes due January 15, 2016. Interest is payable semi-annually on January 15th and July 15th of each year for the Series A-2 Senior Discount Notes and the Series A-3 Senior Notes, commencing July 15, 2006. We also issued $365 million aggregate principal amount at maturity ($332.1 million gross proceeds) of 6.875% Series A-1 Senior Discount Notes due January 15, 2013 to fund the GS Repurchase. Interest is payable semi-annually on January 15th and July 15th of each year, commencing July 15, 2006. All of these notes are unsecured obligations of RHD, senior in right of payment to all future senior subordinated and subordinated indebtedness of RHD and structurally subordinated to all indebtedness of our subsidiaries.

On May 30, 2006, RHD redeemed the outstanding preferred stock purchase rights issued pursuant to the Company’s stockholder rights plan at a redemption price of one cent per right for a total redemption payment of $0.7 million. This payment has been recorded as a charge to retained earnings for the year ended December 31, 2006.

On November 2, 2006, we repurchased all outstanding warrants to purchase 1.65 million shares of our common stock from the GS Funds for an aggregate purchase price of approximately $53.1 million.

RHDI

In connection with the Embarq Acquisition, RHDI issued $325 million 8.875% Senior Notes due 2010 (“Senior Notes”) and $600 million 10.875% Senior Subordinated Notes due 2012 (“Subordinated Notes”). The

Company and the direct and indirect wholly-owned subsidiaries of RHDI jointly and severally, fully and unconditionally, guarantee these notes. These notes are unsecured obligations of RHDI and interest is paid on these notes semi-annually on June 15th and December 15th. On December 20, 2005, we repurchased through a tender offer and exit consent solicitation $317.1 million of the Senior Notes. Proceeds from the RHDI Credit Facility’s $350 million Term Loan D-1 were used to fund the partial repurchase of the Senior Notes, a call premium of $25.3 million and pay transaction costs of the tender offer. The partial repurchase of the Senior Notes has been accounted for as an extinguishment of debt.

Dex Media, Inc.

Dex Media, Inc. issued $500 million aggregate principal amount of 8% Senior Notes due 2013. These Senior Notes are unsecured obligations of Dex Media, Inc. and interest is payable on May 15th and November 15th of each year. As of December 31, 2006, $500 million aggregate principal amount was outstanding excluding fair value adjustments.

Dex Media, Inc. has issued $750 million aggregate principal amount of 9% Senior Discount Notes due 2013, under two indentures. Under the first indenture totaling $389 million aggregate principal amount, the 9% Senior Discount Notes were issued at an original issue discount with interest accruing at 9%, per annum, compounded semi-annually. These Senior Discount Notes are unsecured obligations of Dex Media, Inc. and interest accrues in the form of increased accreted value until November 15, 2008 (“Full Accretion Date”), at which time the accreted value will be equal to the full principal amount at maturity. Under the second indenture totaling $361 million aggregate principal amount, interest accrues at 8.37% per annum, compounded semi-annually, which creates a premium at the Full Accretion Date that will be amortized over the remainder of the term. After November 15, 2008, the 9% Senior Discount Notes bear cash interest at 9% per annum, payable semi-annually on May 15th and November 15th of each year. These Senior Discount Notes are unsecured obligations of Dex Media, Inc. and no cash interest will accrue on the discount notes prior to the Full Accretion Date. As of December 31, 2006, $749.9 million aggregate principal amount was outstanding excluding fair value adjustments.

Dex Media East

Dex Media East issued $450 million aggregate principal amount of 9.875% Senior Notes due 2009. These Senior Notes are unsecured obligations of Dex Media East and interest is payable on May 15th and November 15th of each year. As of December 31, 2006, $449.7 million aggregate principal amount was outstanding excluding fair value adjustments.

Dex Media East issued $525 million aggregate principal amount of 12.125% Senior Subordinated Notes due 2012. These Senior Subordinated Notes are unsecured obligations of Dex Media East and interest is payable on May 15th and November 15th of each year. As of December 31, 2006, $341.3 million aggregate principal amount was outstanding excluding fair value adjustments.

Dex Media West

Dex Media West issued $385 million aggregate principal amount of 8.5% Senior Notes due 2010. These Senior Notes are unsecured obligations of Dex Media West and interest is payable on February 15th and August 15th of each year. As of December 31, 2006, $385 million aggregate principal amount was outstanding excluding fair value adjustments.

Dex Media West issued $300 million aggregate principal amount of 5.875% Senior Notes due 2011. These Senior Notes are unsecured obligations of Dex Media West and interest is payable on May 15th and November 15th of each year. As of December 31, 2006, $8.7 million aggregate principal amount was outstanding excluding fair value adjustments.

Dex Media West issued $780 million aggregate principal amount of 9.875% Senior Subordinated Notes due 2013. These Senior Subordinated Notes are unsecured obligations of Dex Media West and interest is payable on February 15th and August 15th of each year. As of December 31, 2006, $761.7 million aggregate principal amount was outstanding excluding fair value adjustments.

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

Following the Dex Media Merger, Dex Media is a wholly-owned subsidiary of RHD. Our primary source of liquidity will continue to be cash flow generated from operations as well as available borrowing capacity under the RHDI Revolver, the Dex Media East Revolver and the Dex Media West Revolver. We expect that our primary liquidity requirements will be to fund operations and for debt service on the Company’s indebtedness. Our ability to meet our debt service requirements will be dependent on our ability to generate sufficient cash from operations and make additional borrowings under the Company’s credit facilities. Our primary sources of cash flow will consist mainly of cash receipts from the sale of advertising in our yellow pages and from our online products and services and can be impacted by, among other factors, general economic conditions, competition from other yellow pages directory publishers and other alternative products, consumer confidence and the level of demand for our advertising products and services. We believe that cash flows from operations, along with borrowing capacity under the Company’s revolvers, will be adequate to fund our operations and capital expenditures and to meet our debt service requirements for at least the next 12 to 24 months. However, we make no assurances that our business will generate sufficient cash flow from operations or that sufficient borrowing will be available under the Company’s revolvers or Term Loan C to enable us to fund our operations, capital expenditures and meet all debt service requirements, pursue all of our strategic initiatives, or for other purposes.

As a result of the Dex Media Merger and in accordance with SFAS No. 141, Business Combinations (“SFAS No. 141”), we were required to record Dex Media’s consolidated outstanding debt at its fair value as of the date of the Dex Media Merger, and as such, a fair value adjustment was established at January 31, 2006. This fair value adjustment is amortized as a reduction of interest expense over the remaining term of the respective debt agreements using the effective interest method and does not impact future scheduled interest or principal payments. Amortization of the fair value adjustment included as a reduction of interest expense was $26.4 million during 2006. A total premium of $222.3 million was recorded upon consummation of the Dex Media Merger, of which $195.9 million remains unamortized at December 31, 2006. The following table illustrates the book value and fair value of Dex Media’s consolidated outstanding debt as of January 31, 2006, the initial fair value adjustment at January 31, 2006 and the unamortized fair value adjustment at December 31, 2006:

			Initial Fair Value	Unamortized
	Book Value at	Fair Value at	Adjustment at	Fair Value
	January 31,	January 31,	January 31,	Adjustment at
	2006	2006	2006	December 31, 2006

Dex Media Credit Facilities	$1,950.1	$1,950.1	$—	$—
Dex Media, Inc. 8% Senior Notes	500.0	515.0	15.0	13.7
Dex Media, Inc. 9% Senior Discount Notes	598.8	616.0	17.2	16.1
Dex Media East 9.875% Senior Notes	450.0	484.3	34.3	27.0
Dex Media East 12.125% Senior Subordinated Notes	341.3	395.9	54.6	49.0
Dex Media West 8.5% Senior Notes	385.0	407.1	22.1	18.2
Dex Media West 5.875% Senior Notes	300.0	300.1	0.1	0.1
Dex Media West 9.875% Senior Subordinated Notes	761.8	840.8	79.0	71.8

Total Consolidated Outstanding Debt at January 31, 2006	$5,287.0	$5,509.3	$222.3	$195.9

Primarily as a result of our business combinations and Preferred Stock repurchase transactions, we have a significant amount of debt service. Aggregate outstanding debt as of December 31, 2006 was $10,403.2 million (including fair value adjustments required by GAAP as a result of the Dex Media Merger). The completion of the Dex Media Merger triggered change of control offers on all of Dex Media’s and its subsidiaries outstanding notes, requiring us to make offers to repurchase the notes. $291.3 million of the 5.875% Dex Media West senior notes due 2011, $0.3 million of the 9.875% Dex Media East senior notes due 2009, $0.2 million of the 9.875% Dex Media West senior subordinated notes due 2013 and $0.1 million of the 9% Dex Media, Inc. senior discount notes due 2013 were tendered in the applicable change of control offer and repurchased by us.

During the year ended December 31, 2006, we made scheduled principal payments of $282.1 million and prepaid an additional $295.0 million in principal under the RHDI, Dex Media East and Dex Media West credit facilities. Together with $291.9 million of note repurchases noted above, debt repayments totaled $869.0 million during the twelve months ended December 31, 2006. Additionally, we made revolver payments of $869.0 million offset by revolver borrowings of $934.9 million under the RHDI, Dex Media East and Dex Media West credit facilities.

For the year ended December 31, 2006, we made aggregate cash interest payments of $663.7 million. At December 31, 2006, we had $156.2 million of cash and cash equivalents before checks not yet presented for payment of $18.2 million, and combined available borrowings under our revolvers of $292.1 million. During 2006, we periodically utilized our revolvers as a financing resource to balance the timing of our periodic and accelerated payments made under our credit facilities and interest payments on our senior notes and senior subordinated notes with the timing of cash receipts from operations. Our present intention is to repay borrowings under all revolvers in a timely manner and keep any outstanding amounts to a minimum.

Cash provided by operating activities was $768.3 million for the year ended December 31, 2006. Key contributors to operating cash flow include the following:

•	$237.7 million in net loss.

•	$392.2 million net source of cash from non-cash charges primarily consisting of $323.6 million of depreciation and amortization, $71.1 million in bad debt provision, $43.3 million of stock-based compensation expense and $39.4 million in other non-cash charges, which primarily consists of amortization related to fair value adjustments required by GAAP as a result of the Dex Media Merger, offset by a $85.2 million deferred tax benefit.

•	$559.8 million net source of cash from a $635.7 million increase in deferred directory revenue, offset by an increase in accounts receivable of $75.9 million. The change in deferred revenue and accounts receivable are analyzed together given the fact that when a directory is published, the annual billable value of that directory is initially deferred and unbilled accounts receivable are established. Each month thereafter, typically one twelfth of the billing value is recognized as revenue and billed to customers. Additionally, under purchase accounting rules, deferred revenue was not recorded on directories that were published prior to the Dex Media Merger, however we retained all of the rights associated with the collection of amounts due under the advertising contracts executed prior to the Dex Media Merger.

•	$23.0 million net use of cash from an increase in other assets, reflecting a $24.7 million increase in prepaid expenses and other current and non-current assets, primarily relating to changes in the fair value of the Company’s interest rate swap agreements, offset by a decrease in deferred directory costs of $1.7 million, consisting of a decrease in deferred directory costs of $23.6 million offset by $21.9 million in amortization of deferred directory costs relating to directories that were scheduled to publish subsequent to the Dex Media Merger. Deferred directory costs represent cash payments for certain costs associated with the publication of directories. Since deferred directory costs are initially deferred when incurred, the cash payments are made prior to the expense being recognized.

•	$63.0 million net source of cash from an increase in accounts payable and accrued liabilities, primarily reflecting a $69.3 million increase in accrued interest payable on outstanding debt and a $0.4 million increase in trade accounts payable, offset by a $6.7 million decrease in accrued liabilities, including accrued salaries and related bonuses.

•	$14.0 million net source of cash from an increase in other non-current liabilities, including pension and postretirement long-term liabilities.

Cash used by investing activities for the year ended December 31, 2006 was $1,980.0 million and includes the following:

•	$78.5 million used to purchase fixed assets, primarily computer equipment, software and leasehold improvements.

•	$1,901.5 million in cash payments primarily in connection with the Dex Media Merger, including merger fees net of cash received from Dex Media, as well as the Local Launch Acquisition.

Cash provided by financing activities for the year ended December 31, 2006 was $1,360.2 million and includes the following:

•	$2,514.4 million in net borrowings, consisting of $2,142.5 million related to the Series A-2 Senior Discount Notes and Series A-3 Senior Notes, which were used to fund the cash portion of the Dex Media Merger, and Series A-1 Senior Discount Notes, which were used to fund the GS Repurchase. Net borrowings also consist of $444.2 million of the Dex Media West tranche B-1 term loan, $150.0 million of which was used to fund the cash portion of the Dex Media Merger and $294.2 million of which was used to fund the purchase of the 5.875% Dex Media West Senior Notes, 9.875% Dex Media West Senior Subordinated Notes and 9% Dex Media, Inc. Senior Discount Notes in conjunction with change of control offers. These borrowings were net of financing costs of $72.3 million.

•	$1,738.0 million in principal payments on debt. Of this amount, $282.1 million represents scheduled principal payments, $295.0 million represents principal payments made on an accelerated basis, at our option, from available cash flow generated from operations, $291.9 million represents Dex Media senior notes tendered for repurchase by the Company and $869.0 million represents principal payments on the revolvers.

•	$336.8 million used for the GS Repurchase and redemption of preferred stock purchase rights under our stockholder rights plan.

•	$934.9 million in borrowings under the revolvers.

•	$53.1 million used to repurchase all outstanding warrants from the GS Funds.

•	$31.6 million in proceeds from the exercise of employee stock options.

•	$7.2 million in the increased balance of checks not yet presented for payment.

Cash flow provided by operating activities was $392.1 million for the year ended December 31, 2005. Key contributors to operating cash flow in 2005 include the following:

•	$67.5 million in net income.

•	$202.4 million of net non-cash charges reflecting a source of cash, primarily consisting of $85.1 million of depreciation and amortization, $30.0 million in bad debt provision, $32.7 million loss on extinguishment of debt, $43.2 million in deferred taxes, $5.7 million of stock-based compensation expense and $5.7 million in other non-cash charges.

•	$50.2 million net source of cash from an $82.0 million increase in deferred directory revenue offset by an increase in accounts receivable of $31.8 million. We analyze the change in deferred revenue and accounts receivable together because when a directory is published, the annual billing value of that directory is initially deferred and unbilled accounts receivable are established. Each month thereafter, typically one-twelfth of the billing value is recognized as revenue and billed to customers.

•	$52.5 million net source of cash from a decrease in other assets, reflecting a net decrease in deferred directory costs of $48.8 million, consisting of an increase in deferred directory costs of $16.2 million offset by $65.0 million in amortization of deferred directory costs relating to directories that were scheduled to publish subsequent to the AT&T Directory Acquisition, and a $3.7 million decrease in other current and non-current assets. Deferred directory costs represent cash payments for certain costs associated with the publication of directories. Since deferred directory costs are initially deferred when incurred, the cash payments are made prior to the expense being recognized.

•	$19.5 million net source of cash from an increase in accounts payable and accrued liabilities, primarily reflecting a $10.6 million increase in accrued interest payable on outstanding debt, a $9.2 million increase in accounts payable and an increase in other non-current liabilities of $3.2 million, offset by a $3.5 million decrease in other accrued liabilities.

Cash used in investing activities for the year ended December 31, 2005 was $38.1 million and includes the following:

•	$31.6 million used to purchase fixed assets, primarily computer equipment and software.

•	$6.5 million in cash payments for fees associated with the Dex Media Merger.

Cash used in financing activities for the year ended December 31, 2005 was $357.0 million and includes the following:

•	$877.6 million in net borrowings, consisting of $300 million of the 6.875% Holdco Notes used to finance the January 2005 repurchase of 100,303 shares of the outstanding Preferred Stock, $350 million under the Credit Facility’s Term Loan D-1 used to fund the tender offer and exit solicitation of the 8.875% Senior Notes and $268.0 million in borrowings under the Revolver associated with our Credit Facility, net of transaction costs and call premium payments of $40.4 million.

•	$649.4 million in principal payments on debt borrowed under the Credit Facility. Of this amount, $115.2 million represents scheduled principal payments, $230.0 million represents principal payments made on an accelerated basis, at our option, from excess cash flow generated from operations, and $304.2 million represents principal payments on the Revolver.

•	$317.1 million to fund the tender offer and exit solicitation of the 8.875% Senior Notes.

•	$277.2 million used to repurchase 100,303 shares of the outstanding Preferred Stock in January 2005.

•	$7.4 million in proceeds from the exercise of employee stock options.

•	$1.7 million in the increased value of checks not yet presented for payment.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements that are material to its results of operations, financial condition or liquidity.

Contractual Obligations

The contractual obligations table presented below sets forth our annual commitments as of December 31, 2006 for principal and interest payments on our debt, as well as other cash obligations for the next five years and thereafter. The debt repayments as presented in this table include only the scheduled principal payments under our current debt agreements and do not include any anticipated prepayments. The debt repayments also exclude fair value adjustments required under purchase accounting, as these adjustments do not impact our payment obligations.

	Payment Due by Period
		Less Than	1-3	3-5	After 5
Contractual Obligations	Total	1 Year	Years	Years	Years
	(Amounts in millions)

Long-Term Debt(1)	$10,207.2	$382.6	$2,160.1	$2,362.6	$5,301.9
Interest on Long-Term Debt(2)	4,574.6	830.7	1,540.1	1,120.0	1,083.8
Operating Leases(3)	126.0	24.5	42.1	25.2	34.2
Unconditional Purchase Obligations(4)	116.7	62.1	53.8	0.8	—
Other Long-Term Liabilities(5)	348.6	33.9	61.1	68.2	185.4

Total Contractual Obligations	$15,373.1	$1,333.8	$3,857.2	$3,576.8	$6,605.3

(1)	Included in long-term debt are principal amounts owed under our credit facilities and our senior notes and senior subordinated notes, including the current portion of long-term debt.

(2)	Interest on debt represents cash interest payment obligations assuming all indebtedness at December 31, 2006 will be paid in accordance with its contractual maturity and assumes interest rates on variable interest debt as of December 31, 2006 will remain unchanged in future periods. The weighted average interest rates under the RHDI, Dex Media East and Dex Media West Credit Facilities were 6.86%, 6.85% and 6.83%, respectively, at December 31, 2006. Please refer to “Liquidity and Capital Resources” for interest rates on our senior notes and our senior subordinated notes.

(3)	We enter into operating leases in the normal course of business. Substantially all lease agreements have fixed payment terms. Some lease agreements provide us with renewal or early termination options. Our future operating lease obligations would change if we exercised these renewal or early termination options and if we entered into additional operating lease agreements. The amounts in the table assume we do not exercise any such renewal or early termination options.

(4)	In connection with our software system modernization and on-going support services related to the Amdocs software system, we are obligated to pay Amdocs approximately $88.6 million over the years 2007 through 2010. In connection with the AT&T Directory Acquisition, we entered into an Internet Yellow Pages reseller agreement whereby we are obligated to pay to AT&T $15.4 million over the 5-year term of the agreement. In conjunction with the Dex Media Merger, we are obligated to pay Qwest approximately $17.2 million over the years 2007 through 2009 for certain information technology, communications and billing and collection services.

(5)	We have defined benefit plans covering substantially all employees. Our funding policy is to contribute an amount at least equal to the minimum legal funding requirement. No contributions were required in the three-year period ended December 31, 2006. Based on past performance and the uncertainty of the dollar amounts to be paid, if any, we have excluded such amounts from the above table. We also have unfunded postretirement plans that provide certain healthcare and life insurance benefits to those full-time employees who reach retirement age while working for the Company. Those expected future benefit payments, including administrative expenses, net of employee contributions, are included in the table above. We expect to make contributions of approximately $16.9 million and $5.5 million to our pension plans and postretirement plans, respectively, in 2007.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk and Risk Management

The RHDI Credit Facility and the Dex Media West and Dex Media East credit facilities bear interest at variable rates and, accordingly, our earnings and cash flow are affected by changes in interest rates. The RHDI Credit Facility requires that we maintain hedge agreements to provide either a fixed interest rate or interest rate protection on at least 50% of its total outstanding debt. The Dex Media East and Dex Media West credit facilities require that we maintain hedge agreements to provide a fixed rate on at least 33% of their respective indebtedness. The Company has entered into the following interest rate swaps that effectively convert approximately 75% of the Company’s variable rate debt to fixed rate debt as of December 31, 2006. At December 31, 2006, approximately 39% of our total debt outstanding consists of variable rate debt, excluding the effect of our interest rate swaps. Including the effect of our interest rate swaps, total fixed rate debt comprised approximately 90% of our total debt portfolio as of December 31, 2006. Under the terms of the agreements, the Company receives variable interest based on three-month LIBOR and pays a fixed rate of interest.

Effective Dates	Notional Amount		Pay Rates	Maturity Dates
	(Amounts
	in millions)

April 1, 2003	$255	(3)	2.850%	March 31, 2007
May 8, 2003	125	(2)(7)	3.638% - 4.085%	November 8, 2007 - May 8, 2008
September 7, 2004	200	(3)	3.490% - 3.750%	September 8, 2008 - September 7, 2009
September 15, 2004	250	(4)	3.200% - 3.910%	September 15, 2007 - September 15, 2009
September 17, 2004	150	(3)	3.210% - 3.740%	September 17, 2007 - September 17, 2009
September 23, 2004	150	(3)	3.160% - 3.438%	September 24, 2007 - September 23, 2008
December 20, 2005	300	(6)	4.74% - 4.752%	December 20, 2007 - December 22, 2008
February 14, 2006	350	(4)	4.925% - 4.9435%	February 14, 2008 - February 17, 2009
February 28, 2006	50	(1)	4.93275%	February 28, 2008
March 10, 2006	150	(2)	5.010%	March 10, 2008
May 25, 2006	300	(3)	5.326%	May 26, 2009
May 26, 2006	200	(2)	5.2725% -5.275%	May 26, 2009
May 31, 2006	100	(2)	5.295% - 5.312%	May 31, 2008 - May 31, 2009
June 12, 2006	400	(5)	5.27% - 5.295%	June 12, 2008 - June 12, 2009

Total	$2,980

(1)	Consists of one swap.

(2)	Consists of two swaps.

(3)	Consists of three swaps.

(4)	Consists of four swaps.

(5)	Consists of five swaps.

(6)	Consists of six swaps.

(7)	Denotes swaps entered into by Dex Media East and acquired by RHD as a result of the Dex Media Merger. Swaps have not been designated as cash flow hedges.

We use derivative financial instruments for hedging purposes only and not for trading or speculative purposes. By using derivative financial instruments to hedge exposures to changes in interest rates, the Company exposes itself to credit risk and market risk. Credit risk is the possible failure of the counterparty to perform under the terms of the derivative contract. When the fair value of a derivative contract is positive, the counterparty owes the Company, which creates credit risk for the Company. When the fair value of a derivative contract is negative, the Company owes the counterparty and, therefore, it is not subject to credit risk. The Company minimizes the credit risk in derivative financial instruments by entering into transactions with major financial institutions with credit ratings of A or higher.

Market risk is the adverse effect on the value of a financial instrument that results from a change in interest rates. The market risk associated with interest-rate contracts is managed by establishing and monitoring parameters that limit the types and degree of market risk that may be undertaken.

The notional amount of our interest rate swaps is used to measure interest to be paid or received and does not represent the amount of exposure to credit loss. Assuming a 0.125% increase in the interest rate associated with the floating rate borrowings under our credit facilities (after giving effect to the interest rate swaps), interest expense would increase $1.3 million on an annual basis.

Please refer to Note 2, “Summary of Significant Accounting Policies” and Note  6, “Derivative Financial Instruments,” included in Item 8 of this annual report, for additional information regarding our derivative financial instruments and hedging activities.

Market Risk Sensitive Instruments

The Company utilizes a combination of fixed-rate and variable-rate debt to finance its operations. The variable-rate debt exposes the Company to variability in interest payments due to changes in interest rates. Management believes that it is prudent to mitigate the interest rate risk on a portion of its variable-rate borrowings. To satisfy this objective, the Company has entered into fixed interest rate swap agreements to manage fluctuations in cash flows resulting from changes in interest rates on variable-rate debt. Certain interest rate swap agreements have been designated as cash flow hedges. In accordance with the provisions of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”), as amended by SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, an Amendment of FAS 133 and SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, the swaps are recorded at fair value. On a quarterly basis, the fair values of the swaps are determined based on quoted market prices and, assuming effectiveness, the differences between the fair value and the book value of the swaps are recognized in accumulated other comprehensive (loss) income, a component of shareholders’ equity (deficit). The swaps and the hedged item (three-month LIBOR-based interest payments on $2.9 billion of bank debt) have been designed so that the critical terms (interest reset dates, duration and index) coincide. Assuming the critical terms continue to coincide, the cash flows from the swaps will exactly offset the cash flows of the hedged item and no ineffectiveness will exist.

For derivative instruments that are not designated or do not qualify as hedged transactions, the initial fair value, if any, and any subsequent gains or losses on the change in the fair value are reported in earnings as a component of interest expense. During May 2006, the Company entered into $1.0 billion notional value of interest rate swaps, which were not designated as cash flow hedges until July 2006. In addition, certain interest rate swaps acquired as a result of the Dex Media Merger with a notional amount of $425 million were not designated as cash flow hedges. During the fourth quarter of 2006, $300 million of these interest rate swaps were settled and at December 31, 2006, $125 million remain undesignated. Resulting gains or losses on the change in the fair value of these interest rate swaps have been recognized in earnings as a component of interest expense.

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

Management assessed the effectiveness of R.H. Donnelley Corporation’s internal control over financial reporting as of December 31, 2006. In undertaking this assessment, management used the criteria established by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission contained in the Internal Control — Integrated Framework.

Based on its assessment, management has concluded that as of December 31, 2006, the Company’s internal control over financial reporting is effective based on the COSO criteria.

Management’s assessment of the effectiveness of internal control over financial reporting as of December 31, 2006 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report that appears on page F-4. KPMG LLP has also audited the Consolidated Financial Statements of R.H. Donnelley Corporation and subsidiaries as of and for the year ended December 31, 2006, included in this Annual Report on Form 10-K, as stated in their report that appears on page F-3.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
R.H. Donnelley Corporation:

We have audited the accompanying consolidated balance sheet of R.H. Donnelley Corporation and subsidiaries as of December 31, 2006, and the related consolidated statements of operations and comprehensive loss, cash flows and changes in shareholders’ equity for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of R.H. Donnelley Corporation and subsidiaries as of December 31, 2006, and the results of their operations and their cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 2 to the notes to consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards No.  123(R), Share-Based Payment, as of January 1, 2006, and Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R), as of December 31, 2006.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of R.H. Donnelley Corporation’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 13, 2007 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/ KPMG LLP

Raleigh, North Carolina
March 13, 2007

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
R.H. Donnelley Corporation:

We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting, that R.H. Donnelley Corporation maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). R.H. Donnelley Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that R.H. Donnelley Corporation maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, R.H. Donnelley Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of R.H. Donnelley Corporation and subsidiaries as of December 31, 2006, and the related consolidated statements of operations and comprehensive loss, cash flows and changes in shareholders’ equity for the year then ended, and our report dated March 13, 2007 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Raleigh, North Carolina
March 13, 2007

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of
R.H. Donnelley Corporation:

In our opinion, the consolidated balance sheet as of December 31, 2005 and the related consolidated statements of operations and comprehensive income, cash flows and changes in shareholders’ (deficit) equity for each of the two years in the period ended December 31, 2005 present fairly, in all material respects, the financial position of R.H. Donnelley Corporation and its subsidiaries at December 31, 2005, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/  PricewaterhouseCoopers LLP

Raleigh, North Carolina
March 15, 2006

R.H. DONNELLEY CORPORATION

Consolidated Balance Sheets

	December 31,
	2006	2005
	(In thousands, except share and per share data)

ASSETS
Current Assets
Cash and cash equivalents	$156,249	$7,793
Accounts receivable
Billed	248,334	116,576
Unbilled	842,869	362,343
Allowance for doubtful accounts and sales claims	(42,952)	(27,328)

Net accounts receivable	1,048,251	451,591
Deferred directory costs	211,822	67,686
Prepaid and other current assets	115,903	47,414

Total current assets	1,532,225	574,484
Fixed assets and computer software, net	159,362	55,687
Other non-current assets	141,619	91,533
Intangible assets, net	11,477,996	2,833,200
Goodwill	2,836,266	319,014

Total Assets	$16,147,468	$3,873,918

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Accounts payable and accrued liabilities	$169,490	$68,912
Accrued interest	179,419	20,649
Deferred directory revenue	1,197,796	457,721
Short-term deferred income taxes, net	79,882	91,183
Current portion of long-term debt	382,631	100,234

Total current liabilities	2,009,218	738,699
Long-term debt	10,020,521	2,978,615
Deferred income taxes, net	2,099,102	59,565
Other non-current liabilities	197,871	54,305

Total liabilities	14,326,712	3,831,184
Commitments and contingencies
Redeemable convertible preferred stock (liquidation preference of $334,149 at December 31, 2005)	—	334,149
Shareholders’ Equity (Deficit)
Common stock, par value $1 per share, authorized — 400,000,000 shares; issued — 88,169,275 shares at December 31, 2006 and 51,621,894 shares at December 31, 2005	88,169	51,622
Additional paid-in capital	2,341,009	—
Warrants outstanding	—	13,758
Accumulated deficit	(437,496)	(197,122)
Treasury stock, at cost, 17,704,558 shares at December 31, 2006 and 19,733,161 shares at December 31, 2005	(161,470)	(163,485)
Accumulated other comprehensive (loss) income	(9,456)	3,812

Total shareholders’ equity (deficit)	1,820,756	(291,415)

Total Liabilities, Redeemable Convertible Preferred Stock and Shareholders’ Equity (Deficit)	$16,147,468	$3,873,918

The accompanying notes are an integral part of the consolidated financial statements.

R.H. DONNELLEY CORPORATION

Consolidated Statements of Operations and Comprehensive (Loss) Income

	Years Ended December 31,
	2006	2005	2004
	(In thousands, except per share data)

Net revenue	$1,895,921	$956,631	$603,116
Expenses
Cost of revenue (exclusive of depreciation and amortization shown separately below)	987,056	436,016	263,150
General and administrative expenses	142,418	60,228	59,537
Depreciation and amortization	323,621	85,146	66,648

Total expenses	1,453,095	581,390	389,335
Partnership income	—	—	77,967

Operating income	442,826	375,241	291,748
Interest expense, net	(765,055)	(264,532)	(175,530)

(Loss) income before income taxes	(322,229)	110,709	116,218
(Benefit) provision for income taxes	(84,525)	43,176	45,906

Net (loss) income	(237,704)	67,533	70,312
Preferred dividend	1,974	11,708	21,791
(Gain) loss on repurchase of redeemable convertible preferred stock	(31,195)	133,681	—
Accretion of redeemable convertible preferred stock to redemption value	—	211,020	—

(Loss) income available to common shareholders	$(208,483)	$(288,876)	$48,521

(Loss) earnings per share
Basic	$(3.14)	$(9.10)	$1.19

Diluted	$(3.14)	$(9.10)	$1.15

Shares used in computing (loss) earnings per share
Basic	66,448	31,731	31,268

Diluted	66,448	31,731	32,616

Comprehensive (Loss) Income
Net (loss) income	$(237,704)	$67,533	$70,312
Unrealized (loss) gain on interest rate swaps, net of tax (benefit) provision of $(5,460), $8,126 and $3,770 for the years ended December 31, 2006, 2005 and 2004, respectively	(9,449)	12,710	5,774
Minimum pension liability adjustment, net of tax provision (benefit) of $2,863, $(9,049) and $ — for the years ended December 31, 2006, 2005 and 2004, respectively	4,792	(14,148)	(515)

Comprehensive (loss) income	$(242,361)	$66,095	$75,571

The accompanying notes are an integral part of the consolidated financial statements.

R.H. DONNELLEY CORPORATION

Consolidated Statements of Cash Flows

	Years Ended December 31,
	2006	2005	2004
	(In thousands)

Cash Flows from Operating Activities
Net (loss) income	$(237,704)	$67,533	$70,312
Reconciliation of net (loss) income to net cash provided by operating activities:
Depreciation and amortization	323,621	85,146	66,648
Deferred income tax (benefit) provision	(85,152)	43,176	71,461
Loss on disposal of assets	34	—	85
Provision for bad debts	71,066	30,004	14,927
Stock-based compensation expense	43,283	5,689	2,742
Loss on extinguishment of debt	—	32,725	—
Other non-cash charges	39,385	5,712	14,091
Cash in excess of partnership income	—	—	1,426
Changes in assets and liabilities, net of effects from acquisitions:
(Increase) in accounts receivable	(75,914)	(31,881)	(51,858)
(Increase) decrease in other assets	(22,997)	52,469	(49,897)
Increase in accounts payable and accrued liabilities	63,008	101,908	28,219
Increase in deferred directory revenue	635,690	82,016	164,899
Increase (decrease) in other non-current liabilities	13,989	(82,445)	73,248

Net cash provided by operating activities	768,309	392,052	406,303
Cash Flows from Investing Activities
Additions to fixed assets and computer software	(78,543)	(31,605)	(18,013)
Acquisitions, net of cash received	(1,901,466)	(6,450)	(1,413,620)

Net cash used in investing activities	(1,980,009)	(38,055)	(1,431,633)
Cash Flows from Financing Activities
Proceeds from the issuance of debt, net of costs	2,079,005	293,439	1,318,947
Repurchase of redeemable convertible preferred stock and redemption of preferred stock purchase rights	(336,819)	(277,197)	—
Debt repayments	(436)	(317,066)	(21,245)
Increase (decrease) in checks not yet presented for payment	7,165	1,760	(917)
Additional borrowings under the Credit Facilities	435,376	341,417	—
Credit Facilities repayments and note repurchases	(868,572)	(345,227)	(317,079)
Call premium	—	(25,268)	—
Revolver borrowings	934,900	268,000	145,500
Revolver repayments	(869,000)	(304,200)	(104,300)
Proceeds from employee stock option exercises	31,665	7,383	7,457
Repurchase of warrants	(53,128)	—	—

Net cash provided by (used in) financing activities	1,360,156	(356,959)	1,028,363
Increase (decrease) in cash and cash equivalents	148,456	(2,962)	3,033
Cash and cash equivalents, beginning of year	7,793	10,755	7,722

Cash and cash equivalents, end of year	$156,249	$7,793	$10,755

Supplemental Information
Cash interest paid	$663,683	$231,930	$160,730
Income tax payments (refunds) received, net	1,015	(851)	(71,066)

The accompanying notes are an integral part of the consolidated financial statements.

R.H. DONNELLEY CORPORATION

Consolidated Statements of Changes in Shareholders’ Equity (Deficit)

					(Accumulated		Accumulated	Total
		Additional		Unamortized	Deficit)		Other	Shareholders’
	Common	Paid-in	Warrants	Restricted	Retained	Treasury	Comprehensive	Equity
	Stock	Capital	Outstanding	Stock	Earnings	Stock	(Loss) Income	(Deficit)
		(In thousands)

Balance, December 31, 2003	$51,622	$92,610	$13,758	$(531)	$(49,954)	$(163,741)	$(9)	$(56,245)
Net income					70,312			70,312
Preferred stock dividend		(5,288)			(16,503)			(21,791)
Employee stock option exercises, including tax benefit		12,048				523		12,571
Restricted stock issued		(8)				8		—
Stock issued for employee bonus plans		1,627				(393)		1,234
Compensatory stock awards		2,346						2,346
Restricted stock amortization				396				396
Beneficial conversion feature from issuance of preferred stock		3,903						3,903
Unrealized gain on interest rate swaps, net of tax							5,774	5,774
Minimum pension liability adjustment, net of tax							(515)	(515)

Balance, December 31, 2004	51,622	107,238	13,758	(135)	3,855	(163,603)	5,250	17,985
Net income					67,533			67,533
Loss on repurchase of preferred stock		(72,147)			(61,534)			(133,681)
Beneficial conversion feature from repurchase of preferred stock		(35,091)						(35,091)
Accretion of preferred stock to redemption value		(6,536)			(204,484)			(211,020)
Beneficial conversion feature from accretion of preferred stock to redemption value		(5,385)						(5,385)
Preferred stock dividend		(8,159)			(3,549)			(11,708)
Employee stock option exercises, including tax benefit		12,000				335		12,335
Restricted stock issued		(15)				15		—
Stock issued for employee bonus plans		1,979				(265)		1,714
Compensatory stock awards		5,157				33		5,190
Restricted stock amortization		364		135				499
Beneficial conversion feature from issuance of preferred stock		595			1,057			1,652
Unrealized gain on interest rate swaps, net of tax							12,710	12,710
Minimum pension liability adjustment, net of tax							(14,148)	(14,148)

Balance, December 31, 2005	51,622	—	13,758	—	(197,122)	(163,485)	3,812	(291,415)
Net loss					(237,704)			(237,704)
Gain on repurchase of preferred stock					31,195			31,195
Beneficial conversion feature from repurchase of preferred stock					(31,195)			(31,195)
Redemption of preferred stock purchase rights					(696)			(696)
Preferred stock dividend					(1,974)			(1,974)
Employee stock option exercises, including tax benefit		31,761				2,015		33,776
Issuance of common stock — Dex Media Merger	36,547	2,222,812						2,259,359
Vested Dex Media equity awards		77,354						77,354
Compensatory stock awards		48,452						48,452
Unrealized loss on interest rate swaps, net of tax							(9,449)	(9,449)
Minimum pension liability adjustment, net of tax							4,792	4,792
Adjustment to initially apply SFAS No. 158, net of tax							(8,611)	(8,611)
Repurchase of warrants		(39,370)	(13,758)					(53,128)

Balance, December 31, 2006	$88,169	$2,341,009	$—	$—	$(437,496)	$(161,470)	$(9,456)	$1,820,756

The accompanying notes are an integral part of the consolidated financial statements.

R.H. DONNELLEY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share data and percentages)

1.	Business and Presentation

The consolidated financial statements include the accounts of R.H. Donnelley Corporation and its direct and indirect wholly-owned subsidiaries (the “Company,” “RHD,” “Donnelley,” “we,” “us” and “our”). All intercompany transactions and balances have been eliminated.

We are one of the nation’s largest Yellow Pages and online local commercial search companies, based on revenue. We publish and distribute advertiser content utilizing three of the most highly recognizable brands in the industry, Dex, Embarq (formerly known as Sprint), and AT&T (formerly known as SBC). During 2006, our print and online solutions helped more than 600,000 national and local businesses in 28 states reach consumers who were actively seeking to purchase products and services. During 2006, we published and distributed more than 80 million print directories. Some of our markets include Albuquerque, Denver, Las Vegas, Orlando, and Phoenix.

Certain prior period amounts included on the consolidated balance sheet have been reclassified to conform to the current period’s presentation.

Significant Business Developments

On January 31, 2006, we acquired Dex Media, Inc. (“Dex Media”) for an equity purchase price of $4.1 billion, consisting of 36,547,381 shares of our common stock valued at $2.2 billion and $1.9 billion in cash (the “Dex Media Merger”). We also assumed all of Dex Media’s and its subsidiaries’ outstanding indebtedness with a fair value of $5.5 billion, together with other costs for a total aggregate purchase price of $9.8 billion. Dex Media is the indirect parent of Dex Media East LLC (“Dex Media East”) and Dex Media West LLC (“Dex Media West”). Dex Media is the exclusive publisher of the “official” yellow pages and white pages directories for Qwest Communications International Inc. (“Qwest”) where Qwest was the primary incumbent local exchange carrier (“ILEC”) in November 2002. Dex Media East operates our directory business in the following states: Colorado, Iowa, Minnesota, Nebraska, New Mexico, North Dakota and South Dakota (collectively, the “Dex East States”). Dex Media West operates our directory business in the following states: Arizona, Idaho, Montana, Oregon, Utah, Washington and Wyoming (collectively, the “Dex West States” and together with the Dex East States, collectively, the “Dex Media States”). Prior to the Dex Media Merger, Dex Media was a leading directory publisher in the United States. The purpose of the Dex Media Merger was to take a further step in the transformation of RHD into a leading publisher of yellow pages directories, as well as to combine the complementary strengths of both companies. The acquired business of Dex Media and its subsidiaries (“Dex Media Business”) now operates through Dex Media, Inc., one of RHD’s direct, wholly-owned subsidiaries. The results of the Dex Media Business have been included in the Company’s operating results commencing February 1, 2006. See Note 3, “Acquisitions” for a further description of the Dex Media Merger.

On January 27, 2006, in conjunction with the Dex Media Merger, we repurchased the remaining 100,301 shares of our outstanding 8% convertible cumulative preferred stock (“Preferred Stock”) from investment partnerships affiliated with The Goldman Sachs Group, Inc. (the “GS Funds”) for $336.1 million in cash, including accrued cash dividends and interest (the “GS Repurchase”). The Preferred Stock had been issued to the GS Funds to partially fund the Embarq Acquisition. Subsequent to the GS Repurchase, we have no outstanding shares of Preferred Stock. See Note 8, “Redeemable Preferred Stock and Warrants” for a description of the financial impact of the Preferred Stock and GS Repurchase.

On September 6, 2006, we acquired (the “Local Launch Acquisition”) Local Launch, Inc. (“Local Launch”). Local Launch is a leading local search products, platform and fulfillment provider that enables resellers to sell Internet advertising solutions to local advertisers. Local Launch specializes in search through publishing, distribution, directory and organic marketing solutions. The purpose of the Local Launch

R.H. DONNELLEY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Acquisition was to support the expansion of our current local search engine marketing (“SEM”) and search engine optimization (“SEO”) offerings and provide new, innovative solutions to enhance our local SEM and SEO capabilities. The results of the Local Launch business are included in our consolidated results commencing September 6, 2006. The Local Launch business now operates as a direct wholly- owned subsidiary of RHD. See Note 3, “Acquisitions” for a further description of the Local Launch Acquisition.

On November 2, 2006, we repurchased all outstanding warrants to purchase 1.65 million shares of our common stock from the GS Funds for an aggregate purchase price of approximately $53.1 million.

On November 9, 2006, certain affiliates of The Carlyle Group and Welsh, Carson, Anderson & Stowe (the “Selling Shareholders”) sold 9,424,360 shares and 9,424,359 shares, respectively, of RHD common stock. The Selling Shareholders were former shareholders of Dex Media that became shareholders of RHD in conjunction with the Dex Media Merger. After this sale, the Selling Shareholders no longer hold any shares of RHD common stock that they acquired in connection with the Dex Media Merger. We did not receive any proceeds from this transaction.

2.	Summary of Significant Accounting Policies

Principles of Consolidation.  The consolidated financial statements include the accounts of R.H. Donnelley Corporation and its direct and indirect wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated.

Revenue Recognition.  We earn revenue principally from the sale of advertising into our yellow pages directories. Revenue from the sale of such advertising is deferred when a directory is published, net of estimated sales claims, and recognized ratably over the life of a directory, which is typically 12 months (the “deferral and amortization method”). The Company also recognizes revenue for those Internet-based advertising products that are bundled with print advertising using the deferral and amortization method. Revenue with respect to Internet-based advertising that is not bundled with print advertising is recognized ratably over the period the advertisement appears on the site. Revenue with respect to our other products and services, such as SEM and SEO services, is recognized as delivered or fulfilled. Revenue and deferred revenue from the sale of advertising is recorded net of an allowance for sales claims, estimated based on historical experience on a directory-by-directory basis. We increase or decrease this estimate as information or circumstances indicate that the estimate may no longer represent the amount of claims we may incur for a directory in the future. The Company recorded sales claims allowances of $45.3 million, $10.4 million and $6.5 million for the years ended December 31, 2006, 2005 and 2004, respectively.

The Company enters into transactions such as exclusivity arrangements, sponsorships, and other media access transactions, where the Company’s products and services are promoted by a third party and, in exchange, the Company carries the third party’s advertisement. The Company accounts for these transactions in accordance with Emerging Issues Task Force (“EITF”) Issue No. 99-17, Accounting for Advertising Barter Transactions. Revenue and expense related to such transactions are included in the consolidated statements of operations consistent with, and only to the extent of, reasonably similar and recent items sold or purchased for cash.

In certain cases, the Company enters into agreements with customers that involve the delivery of more than one product or service. Revenue for such arrangements is allocated to the separate units of accounting using the relative fair value method in accordance with EITF Issue No. 00-21, Revenue Arrangements with Multiple Deliverables.

Deferred Directory Costs.  Costs directly related to the selling and production of our directories are initially deferred when incurred and recognized ratably over the life of a directory, which is typically 12 months. These costs are specifically identifiable to a particular directory and include sales commissions and

R.H. DONNELLEY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

print, paper and initial distribution costs. Such costs that are paid prior to directory publication are classified as other current assets until publication, when they are then reclassified as deferred directory costs.

Equity Method Accounting.  Before the AT&T Directory Acquisition (defined below), DonTech (defined below) was a 50/50 partnership in which we and a subsidiary of AT&T were the partners. DonTech was a separate legal entity that provided its services with its own employees and a stand-alone management team. Subject to the oversight of the DonTech board of directors, the employees of DonTech had the right, authority and power to do any act to accomplish, and enter into any contract incidental to attain, the purposes of the partnership. No employees of either RHD or AT&T were involved in the day-to-day operations of DonTech and, because the partners shared equally in the net profits and each had one voting member on the DonTech board of directors, neither partner had the unilateral ability to control or influence the operations of DonTech. Accordingly, through September 1, 2004, we accounted for DonTech under the equity method and did not consolidate the results of DonTech in our consolidated financial statements.

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

Accounts Receivable.  Accounts receivable consist of balances owed to us by our advertising customers. Advertisers typically enter into a twelve-month contract for their advertising. Most local advertisers are billed a pro rata amount of their contract value on a monthly basis. On behalf of national advertisers, Certified Marketing Representatives (“CMRs”) pay to the Company the total contract value of their advertising, net of their commission, within 60 days after the publication month. Billed receivables represent the amount that has been billed to advertisers. Billed receivables are recorded net of an allowance for doubtful accounts and sales claims, estimated based on historical experience on a directory-by-directory basis. We increase or decrease this estimate as information or circumstances indicate that the estimate no longer appropriately represents the amount of bad debts and sales claims we may incur. Unbilled receivables represent contractually owed amounts, net of an allowance for sales claims, for published directories that have yet to be billed to advertisers.

Fixed Assets and Computer Software.  Fixed assets and computer software are recorded at cost. Depreciation and amortization is provided over the estimated useful lives of the assets using the straight-line method. Estimated useful lives are thirty years for buildings, five years for machinery and equipment, ten years for furniture and fixtures and three to five years for computer equipment and computer software. Leasehold improvements are amortized on a straight-line basis over the shorter of the term of the lease or the estimated useful life of the improvement. Fixed assets and computer software at December 31, 2006 include fixed assets and computer software acquired in the Dex Media Merger and Local Launch Acquisition, which

R.H. DONNELLEY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

were recorded at fair value on the respective acquisition dates. Fixed assets and computer software at December 31, 2006 and 2005 consisted of the following:

	2006	2005

Computer software	$140,100	$42,680
Computer equipment	31,491	19,837
Machinery and equipment	6,182	5,926
Furniture and fixtures	12,386	13,122
Leasehold improvements	15,081	9,676
Buildings	1,735	1,424
Construction in Process — Computer software and equipment	33,396	22,049

Total cost	240,371	114,714
Less accumulated depreciation and amortization	(81,009)	(59,027)

Net fixed assets and computer software	$159,362	$55,687

Depreciation and amortization expense on fixed assets and computer software for the years ended December 31, 2006, 2005 and 2004 was as follows:

	2006	2005	2004

Depreciation of fixed assets	$15,928	$4,887	$4,608
Amortization of computer software	30,188	8,129	4,703

Total depreciation and amortization on fixed assets and computer software	$46,116	$13,016	$9,311

Identifiable Intangible Assets and Goodwill.  As a result of the Dex Media Merger, AT&T Directory Acquisition, Embarq Acquisition (defined below) and Local Launch Acquisition, certain long-term intangible assets were identified and recorded at their estimated fair value. Amortization expense for the years ended December 31, 2006, 2005 and 2004 was $277.5 million, $72.1 million and $57.3 million, respectively. Amortization expense for these intangible assets for the five succeeding years is estimated to be approximately $329.9 million, $386.1 million, $383.6 million, $373.0 million and $363.6 million, respectively. Annual amortization of goodwill for tax purposes is approximately $386.6 million. The acquired long-term intangible assets and their respective book values at December 31, 2006 are shown in the following table.

	Directory	Local	National
	Services	Customer	CMR	Trade	Advertising	Technology &
	Agreements	Relationships	Relationships	Names	Commitment	Other	Total

Initial fair value:
Qwest	$7,320,000	$875,000	$205,000	$490,000	$25,000	$—	$8,915,000
AT&T	952,500	90,000	55,000	—	—	—	1,097,500
Embarq	1,625,000	200,000	60,000	30,000	—	—	1,915,000
Local Launch	—	1,400	—	800	—	5,100	7,300

Total	9,897,500	1,166,400	320,000	520,800	25,000	5,100	11,934,800
Accumulated amortization	(335,261)	(58,908)	(22,264)	(38,019)	(1,910)	(442)	(456,804)

Net intangible assets	$9,562,239	$1,107,492	$297,736	$482,781	$23,090	$4,658	$11,477,996

R.H. DONNELLEY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The acquired long-term intangible assets and their respective book values at December 31, 2005 are shown in the following table.

	Directory	Local	National
	Services	Customer	CMR	Trade
	Agreements	Relationships	Relationships	Names	Total

Initial fair value:
AT&T	$952,500	$90,000	$55,000	$—	$1,097,500
Embarq	1,625,000	200,000	60,000	30,000	1,915,000

Total	2,577,500	290,000	115,000	30,000	3,012,500
Accumulated amortization	(123,500)	(40,000)	(9,800)	(6,000)	(179,300)

Net intangible assets	$2,454,000	$250,000	$105,200	$24,000	$2,833,200

In connection with the Dex Media Merger, we acquired directory services agreements (collectively, the “Dex Directory Services Agreements”) which Dex Media had entered into with Qwest including, (1) a publishing agreement with a term of 50 years commencing November 8, 2002 (subject to automatic renewal for additional one-year terms), which grants us the right to be the exclusive official directory publisher of listings and classified advertisements of Qwest’s telephone customers in the geographic areas in the Dex Media States in which Qwest (and its successors) provided local telephone services as of November 8, 2002, as well as having the exclusive right to use certain Qwest branding on directories in those markets and (2) a non-competition agreement with a term of 40 years commencing November 8, 2002, pursuant to which Qwest (on behalf of itself and its affiliates and successors) has agreed not to sell directory products consisting principally of listings and classified advertisements for subscribers in the geographic areas in the Dex Media States in which Qwest provided local telephone service as of November 8, 2002 that are directed primarily at consumers in those geographic areas. The fair value assigned to the Dex Media Directory Services Agreements of $7.3 billion was based on the multi-period excess earnings method and is being amortized under the straight-line method over 42 years. Under the multi-period excess earnings method, the projected cash flows of the intangible asset are computed indirectly, which means that future cash flows are projected with deductions made to recognize returns on appropriate contributory assets, leaving the excess, or residual net cash flow, as indicative of the intangible asset fair value.

As a result of the Dex Media Merger, we also acquired (1) an advertising commitment agreement whereby Qwest has agreed to purchase an aggregate of $20 million of advertising per year through 2017 from us at pricing on terms at least as favorable as those offered to similar large customers and (2) an intellectual property contribution agreement pursuant to which Qwest assigned and or licensed to us the Qwest intellectual property previously used in the Qwest directory services business along with (3) a trademark license agreement pursuant to which Qwest granted to us the right until November 2007 to use the Qwest Dex and Qwest Dex Advantage marks in connection with directory products and related marketing material in the Dex Media States and the right to use these marks in connection with DexOnline.com® (the intangible assets in (2) and (3) collectively, “Trade Names”). The fair value assigned to the Dex Media advertising commitment was based on the multi-period excess earnings method and is being amortized under the straight-line method over 12 years.

Directory services agreements between AT&T and the Company include a directory services license agreement, a non-competition agreement, an Internet Yellow Pages reseller agreement and a directory publishing listing agreement (collectively, “AT&T Directory Services Agreements”) with certain affiliates of AT&T. The directory services license agreement designates us as the official and exclusive provider of yellow pages directory services for AT&T (and its successors) in Illinois and Northwest Indiana (the “Territory”), grants us the exclusive license (and obligation as specified in the agreement) to produce, publish and distribute white pages directories in the Territory as AT&T’s agent and grants us the exclusive license (and obligation as

R.H. DONNELLEY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

specified in the agreement) to use the AT&T brand and logo on print directories in the Territory. The non-competition agreement prohibits AT&T (and its affiliates and successors), with certain limited exceptions, from (1) producing, publishing and distributing yellow and white pages print directories in the Territory, (2) soliciting or selling local or national yellow or white pages advertising for inclusion in such directories, and (3) soliciting or selling local Internet yellow pages advertising for certain Internet yellow pages directories in the Territory or licensing AT&T marks to any third party for that purpose. The Internet Yellow Pages reseller agreement grants us the (a) exclusive right to sell to local advertisers within Illinois and Northwest Indiana Internet yellow pages advertising focused upon products and services to be offered within that territory, and (b) non-exclusive right to sell to local (excluding National advertisers) advertisers within Illinois and Northwest Indiana Internet yellow pages advertising focused upon products and services to be offered outside of that territory, in each case, onto the YellowPages.com platform. The directory publishing listing agreement gives us the right to purchase and use basic AT&T subscriber listing information and updates for the purpose of publishing directories. The AT&T Directory Services Agreements (other than the Internet Yellow Pages reseller agreement) have initial terms of 50 years, subject to automatic renewal and early termination under specified circumstances. The Internet Yellow Pages reseller agreement has a term of 5 years. The fair value assigned to the AT&T Directory Services Agreements and the Internet Yellow Pages reseller agreement of $950.0 million and $2.5 million, respectively, was based on the present value of estimated future cash flows and is being amortized under the straight-line method over 50 years and 5 years, respectively.

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

R.H. DONNELLEY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the estimated amount that a company would have to pay in an arms length transaction to use these trade names. These assets are being amortized under the straight-line method over 15 years.

In connection with the Local Launch Acquisition, we identified and recorded certain intangible assets at their estimated fair value, including (1) local customer relationships, (2) non-compete agreements, (3) technology and (4) tradenames. These intangible assets are being amortized under the straight-line method over remaining useful lives ranging from 3 to 7 years.

The excess purchase price for the Dex Media Merger, AT&T Directory Acquisition, Embarq Acquisition and Local Launch Acquisition over the net tangible and identifiable intangible assets acquired of $2.5 billion, $218.6 million, $97.0 million, and $6.6 million, respectively, was recorded as goodwill. The change in goodwill during the year ended December 31, 2006 was primarily related to the Dex Media Merger. The total amount of goodwill that is expected to be deductible for tax purposes related to the Dex Media Merger is approximately $2.5 billion. During 2006, we formalized a plan to re-occupy in early 2007 a portion of the leased facilities in Chicago, Illinois, which we vacated in conjunction with the AT&T Directory Acquisition. As a result, we have reduced our reserve related to these leased facilities at December 31, 2006 by $3.5 million, with a corresponding offset to goodwill.

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”), goodwill is not amortized, but is subject to periodic impairment testing. No impairment losses were recorded for the years ended December 31, 2006, 2005 and 2004, respectively.

Interest Expense and Deferred Financing Costs.  Interest expense for the years ended December 31, 2006, 2005 and 2004 was $772.7 million, $265.0 million and $175.8 million, respectively. Certain costs associated with the issuance of debt instruments are capitalized and included in other non-current assets on the consolidated balance sheets. These costs are amortized to interest expense over the terms of the related debt agreements. The bond outstanding method is used to amortize deferred financing costs relating to debt instruments with respect to which we make accelerated principal payments. Other deferred financing costs are amortized using the effective interest method. Amortization of deferred financing costs included in interest expense was $21.9 million, $23.6 million and $13.6 million in 2006, 2005 and 2004, respectively. Apart from business combinations, it is the Company’s policy to recognize losses incurred in conjunction with debt extinguishments as a component of interest expense. Interest expense in 2005 includes a $25.3 million call premium payment and write-off of unamortized deferred financing costs of $7.4 million (which is included in the amortization of deferred financing costs of $23.6 million noted above) associated with the December 20, 2005 tender offer and exit consent solicitation of our subsidiaries’ 8.875% Senior Notes due 2016. See Note 5, “Long-Term Debt, Credit Facilities and Notes” for a further description of the debt extinguishment. In conjunction with the Dex Media Merger and as a result of purchase accounting required under generally accepted accounting principles (“GAAP”), we recorded Dex Media’s debt at its fair value on January 31, 2006. We recognize an offset to interest expense in each period subsequent to the Dex Media Merger for the amortization of the corresponding fair value adjustment over the life of the respective debt. The offset to interest expense for the year ended December 31, 2006 was $26.4 million.

Advertising Expense.  We recognize advertising expenses as incurred. These expenses include public relations, media, on-line advertising and other promotional and sponsorship costs. Total advertising expense was $32.7 million, $18.1 million and $11.1 million in 2006, 2005 and 2004, respectively.

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

R.H. DONNELLEY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The remaining approximately 15% of our directory advertising revenue is derived from the sale of advertising to national or large regional chains, such as rental car companies, automobile repair shops and pizza delivery businesses. Substantially all of the revenue derived through national accounts is serviced through CMRs from which we accept orders. CMRs are independent third parties that act as agents for national advertisers. The CMRs are responsible for billing the national customers for their advertising. We receive payment for the value of advertising placed in our directory, net of the CMR’s commission, directly from the CMR. While we are still exposed to credit risk, the amount of losses from these accounts has been historically less than the local accounts as the advertisers, and in some cases the CMRs, tend to be larger companies with greater financial resources than local advertisers.

At December 31, 2006, we had interest rate swap agreements with major financial institutions with a notional value of $3.0 billion. We are exposed to credit risk in the event that one or more of the counterparties to the agreements does not, or cannot, meet their obligation. The notional amount is used to measure interest to be paid or received and does not represent the amount of exposure to credit loss. Any loss would be limited to the amount that would have been received over the remaining life of the swap agreement. The counterparties to the swap agreements are major financial institutions with credit ratings of A or higher. We do not currently foresee a material credit risk associated with these swap agreements; however, no assurances can be given.

Derivative Financial Instruments and Hedging Activities.  The Company accounts for its derivative financial instruments and hedging activities in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”), as amended by SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, an Amendment of FAS 133 and SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. We do not use derivative financial instruments for trading or speculative purposes and our derivative financial instruments are limited to interest rate swap agreements. The Company utilizes a combination of fixed rate and variable rate debt to finance its operations. The variable rate debt exposes the Company to variability in interest payments due to changes in interest rates. Management believes that it is prudent to mitigate the interest rate risk on a portion of its variable rate borrowings. Additionally, RHD Inc.’s credit facility requires that we maintain hedge agreements to provide either a fixed interest rate or interest rate protection on at least 50% of its total outstanding debt, while the Dex Media East and Dex Media West credit facilities require that we maintain hedge agreements to provide a fixed rate on at least 33% of their respective indebtedness. To satisfy our objectives and requirements, the Company has entered into fixed interest rate swap agreements to manage fluctuations in cash flows resulting from changes in interest rates on variable rate debt. The Company’s interest rate swap agreements effectively convert $3.0 billion, or approximately 75%, of our variable rate debt to fixed rate debt, mitigating our exposure to increases in interest rates. At December 31, 2006, approximately 39% of our total debt outstanding consists of variable rate debt, excluding the effect of our interest rate swaps. Including the effect of our interest rate swaps, total fixed rate debt comprised approximately 90% of our total debt portfolio as of December 31, 2006.

On the day a derivative contract is executed, the Company may designate the derivative instrument as a hedge of the variability of cash flows to be received or paid (cash flow hedge). For all hedging relationships, the Company formally documents the hedging relationship and its risk-management objective and strategy for undertaking the hedge, the hedging instrument, the item, the nature of the risk being hedged, how the hedging instrument’s effectiveness in offsetting the hedged risk will be assessed, and a description of the method of measuring ineffectiveness. The Company also formally assesses, both at the hedge’s inception and on an

R.H. DONNELLEY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in cash flows of hedged items.

All derivative financial instruments are recognized as either assets or liabilities on the consolidated balance sheets with measurement at fair value. On a quarterly basis, the fair values of the interest rate swaps are determined based on quoted market prices and, to the extent the swaps provide an effective hedge, the differences between the fair value and the book value of the swaps are recognized in accumulated other comprehensive (loss) income, a component of shareholders’ equity (deficit). For derivative financial instruments that are not designated or do not qualify as hedged transactions, the initial fair value, if any, and any subsequent gains or losses on the change in the fair value are reported in earnings as a component of interest expense. Any gains or losses related to the quarterly fair value adjustments are presented as a non-cash operating activity on the consolidated statements of cash flows.

The Company discontinues hedge accounting prospectively when it is determined that the derivative is no longer effective in offsetting changes in the cash flows of the hedged item, the derivative or hedged item is expired, sold, terminated, exercised, or management determines that designation of the derivative as a hedging instrument is no longer appropriate. In situations in which hedge accounting is discontinued, the Company continues to carry the derivative at its fair value on the consolidated balance sheet and recognizes any subsequent changes in its fair value in earnings as a component of interest expense.

See Note 6, “Derivative Financial Instruments” for additional information regarding our derivative financial instruments and hedging activities.

Pension and Postretirement Benefits.  Pension and other postretirement benefits represent estimated amounts to be paid to employees in the future. The accounting for benefits reflects the recognition of these benefit costs over the employee’s approximate service period based on the terms of the plan and the investment and funding decisions made. The determination of the benefit obligation and the net periodic pension and other postretirement benefit costs requires management to make assumptions regarding the discount rate, return on retirement plan assets, increase in future compensation and healthcare cost trends. Changes in these assumptions can have a significant impact on the projected benefit obligation, funding requirement and net periodic benefit cost. The assumed discount rate is the rate at which the pension benefits could be settled. In 2006, we adopted the Citigroup Pension Liability Index as the appropriate discount rate for our defined benefit pension plans. In 2005, the discount rate was determined using a methodology that discounts the projected plan cash flows to the measurement date using the spot rates provided in the Citigroup Pension Discount Curve. A single discount rate was then computed so that the present value of the benefit cash flows using this single rate equaled the present value computed using the Citigroup Pension Discount Curve. In prior years, discount rates were developed by reference to the Moody’s long-term Aa corporate bond yield at the plan’s measurement date, with consideration of the plan’s duration relative to the duration of the Moody’s Aa corporate bond portfolio. The expected long-term rate of return on plan assets is based on the mix of assets held by the plan and the expected long-term rates of return within each asset class. The anticipated trend of future healthcare costs is based on historical experience and external factors.

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 158, Employees’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R) (“SFAS No. 158”). This statement requires recognition of the overfunded or underfunded status of defined benefit postretirement plans as an asset or liability in the statement of financial position and to recognize changes in that funded status in accumulated other comprehensive income in the year in which the changes occur. SFAS No. 158 also requires measurement of the funded status of a plan as of the date of the statement of financial position. SFAS No. 158 is effective for recognition of the funded status of the benefit plans for fiscal years ending after December 15, 2006 and is effective for the measurement date provisions for fiscal years ending after December 15, 2008. We have adopted the funded status recognition provisions of SFAS No. 158 related to our defined benefit pension and

R.H. DONNELLEY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

postretirement plans as of December 31, 2006, as required. We complied with the measurement date provisions of SFAS No. 158 as of December 31, 2006.

Please refer to Note 11, “Benefit Plans,” which addresses the financial impact of our adoption of SFAS No. 158, and for further information regarding our benefit plans.

Income Taxes.  We account for income taxes under the asset and liability method in accordance with SFAS No. 109, Accounting for Income Taxes (“SFAS No. 109”). Deferred tax liabilities or assets reflect temporary differences between amounts of assets and liabilities for financial and tax reporting. Such amounts are adjusted, as appropriate, to reflect changes in tax rates expected to be in effect when the temporary differences reverse. A valuation allowance is established to offset any deferred tax assets if, based upon the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. See Note 10, “Income Taxes” for more information regarding our (benefit) provision for income taxes.

(Loss) Earnings Per Share.  For the years ended December 31, 2006 (through January 27, 2006, the closing date of the GS Repurchase), 2005 and 2004, we accounted for (loss) earnings per share in accordance with Emerging Issues Task Force Issue No. 03-6, Participating Securities and the Two — Class Method under FASB Statement 128 (“EITF 03-6”), which established standards regarding the computation of (loss) earnings per share (“EPS”) by companies that have issued securities other than common stock that contractually entitle the holder to participate in dividends and earnings of the company. EITF 03-6 requires earnings available to common shareholders for the period, after deduction of preferred stock dividends, to be allocated between the common and preferred shareholders based on their respective rights to receive dividends. Basic EPS is then calculated by dividing (loss) income allocable to common shareholders by the weighted average number of shares outstanding. EITF 03-6 does not require the presentation of basic and diluted EPS for securities other than common stock. Therefore, the following EPS amounts only pertain to our common stock.

Under the guidance of EITF 03-6, diluted EPS is calculated by dividing (loss) income allocable to common shareholders by the weighted average common shares outstanding plus dilutive potential common stock. Potential common stock includes stock options, stock appreciation rights (“SARs”), restricted stock and warrants, the dilutive effect of which is calculated using the treasury stock method, and prior to the GS Repurchase, our 8% Preferred Stock, the dilutive effect of which was calculated using the “if-converted” method.

Subsequent to the GS Repurchase, we account for EPS in accordance with SFAS No. 128, Earnings Per Share, and no longer utilize the two-class method for EPS computations. The calculation of basic and diluted (loss) earnings per share for the years ended December 31, 2006, 2005 and 2004, respectively, are presented below.

	For the Years Ended
	December 31,
	2006	2005	2004

Basic EPS — Two-Class Method
(Loss) income available to common shareholders	$(208,483)	$(288,876)	$48,521
Amount allocable to common shareholders(1)	100%	100%	77%

(Loss) income allocable to common shareholders	(208,483)	(288,876)	37,361
Weighted average common shares outstanding	66,448	31,731	31,268

Basic (loss) earnings per share — Two-Class Method	$(3.14)	$(9.10)	$1.19

R.H. DONNELLEY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	For the Years Ended
	December 31,
	2006	2005	2004

Diluted EPS
(Loss) income available to common shareholders	$(208,483)	$(288,876)	$48,521
Amount allocable to common shareholders(1)	100%	100%	77%

(Loss) income allocable to common shareholders	(208,483)	(288,876)	37,361
Weighted average common shares outstanding	66,448	31,731	31,268
Dilutive effect of stock awards and warrants(2)	—	—	1,348
Dilutive effect of Preferred Stock assuming conversion(2)	—	—	—

Weighted average diluted shares outstanding	66,448	31,731	32,616

Diluted (loss) earnings per share	$(3.14)	$(9.10)	$1.15

(1)	In computing EPS using the two-class method, we have not allocated the net loss reported for the years ended December 31, 2006 and 2005, respectively, between common and preferred shareholders since preferred shareholders had no contractual obligation to share in the net loss. Amount allocable to common shareholders of 77% for the year ended December 31, 2004 was determined as follows: 31,268/ (31,268 + 9,483).

(2)	Due to the loss allocable to common shareholders reported for the years ended December 31, 2006 and 2005, respectively, the effect of all stock-based awards, warrants and the assumed conversion of the Preferred Stock were anti-dilutive and therefore are not included in the calculation of diluted EPS. For the years ended December 31, 2006 and 2005, 2,263 shares and 60 shares, respectively, of stock-based awards had exercise prices that exceeded the average market price of the Company’s common stock for the respective periods. No stock-based awards had exercise prices that exceeded the average market price of the Company’s common stock for the year ended December 31, 2004. For the years ended December 31, 2006, 2005 and 2004, the assumed conversion of the Preferred Stock into 391 shares, 5,132 shares and 9,767 shares, respectively, of common stock was anti-dilutive and therefore not included in the calculation of diluted EPS.

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

R.H. DONNELLEY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On January 1, 2006, the Company adopted the provisions of SFAS No. 123 (R), Share-Based Payment (“SFAS No. 123 (R)”), using the Modified Prospective Method. Under this method, we are required to record compensation expense in the consolidated statement of operations for all employee stock-based awards granted, modified or settled after the date of adoption and for the unvested portion of previously granted stock awards that remain outstanding as of the beginning of the period of adoption based on their grant date fair values. The Company estimates forfeitures over the requisite service period when recognizing compensation expense. Estimated forfeitures are adjusted to the extent actual forfeitures differ, or are expected to materially differ, from such estimates. For the year ended December 31, 2006, the Company utilized a forfeiture rate of 5% in determining compensation expense.

Prior to adopting SFAS No. 123 (R), the Company accounted for stock-based awards granted to employees and non-employee directors in accordance with the intrinsic value-based method prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”) and related interpretations. Compensation expense related to the issuance of stock options to employees or non-employee directors was only recognized if the exercise price of the stock option was less than the market value of the underlying common stock on the date of grant. Compensation expense related to SARs was determined at the end of each period in the amount by which the quoted market value of the underlying shares covered by the grant exceeded the grant price and was recognized over the vesting term. In accordance with the Modified Prospective Method, financial statement amounts for the prior periods presented in this Annual Report on Form 10-K have not been restated to reflect the fair value method of expensing stock-based compensation.

The following table depicts the effect of adopting SFAS No. 123 (R) on net loss, loss available to common shareholders and loss per share for the year ended December 31, 2006. The Company’s reported net loss, loss available to common shareholders and basic and diluted loss per share for the year ended December 31, 2006, which reflect compensation expense related to the Company’s stock-based awards recorded in accordance with SFAS No. 123 (R), is compared to net loss, loss available to common shareholders and basic and diluted loss per share for the same period that would have been reported had such compensation expense been determined under APB No. 25.

	Year Ended December 31, 2006
	As Reported	Per APB No. 25

Total stock-based compensation expense	$43,283	$11,682
Net loss	(237,704)	(214,392)
Loss available to common shareholders	(208,483)	(185,171)
Loss per share:
Basic	$(3.14)	$(2.79)
Diluted	$(3.14)	$(2.79)

R.H. DONNELLEY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Upon adoption of SFAS No. 123(R), pro forma disclosure permitted by SFAS No. 123, Accounting for Stock Based Compensation (“SFAS No. 123”) is no longer a permitted alternative. As the Company adopted SFAS No. 123(R), as of January 1, 2006, using the Modified Prospective Method, the Company has provided the following pro forma disclosures of the effect on net income and (loss) earnings per share for the years ended December 31, 2005 and 2004, respectively, as if the Company had accounted for its employee stock awards granted under the fair value method of SFAS No. 123 for the 2005 and 2004 periods.

	For the Years Ended
	December 31,
	2005	2004

Net income, as reported	$67,533	$70,312
Add: Stock-based compensation expense included in reported net income, net of related tax effects	3,162	1,403
Less: Stock-based compensation expense that would have been included in the determination of net income if the fair value method had been applied to all awards, net of related tax effects	(7,791)	(4,579)

Pro forma net income	62,904	67,136
Loss on repurchase of preferred stock	(133,681)	—
Accretion of preferred stock to redemption value	(211,020)	—
Preferred dividend	(11,708)	(21,791)

Pro forma (loss) income available to common shareholders	$(293,505)	$45,345

Basic (loss) earnings per share
As reported	$(9.10)	$1.19
Pro forma	$(9.25)	$1.12
Diluted (loss) earnings per share
As reported	$(9.10)	$1.15
Pro forma	$(9.25)	$1.07

The weighted average fair value of stock-based awards granted during 2005 and 2004 was $19.76 and $13.64 per share, respectively. The pro forma information noted above was determined based on the fair value of stock-based awards calculated using the Black-Scholes option-pricing model with the following assumptions:

	For the Years Ended
	December 31,
	2005	2004

Dividend yield	0%	0%
Expected volatility	29%	30%
Risk-free interest rate	3.9%	3.5%
Expected holding period	5 years	3 years

R.H. DONNELLEY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In accordance with APB No. 25, the following table presents changes in awards outstanding under all of our stock incentive plans for the years ended December 31, 2005 and 2004:

		Weighted Average
		Exercise/Grant
	Shares	Price Per Share

Awards outstanding, December 31, 2003	3,344,412	$23.78
Granted	1,279,357	41.55
Exercised	(374,152)	19.60
Canceled or expired	(214,732)	28.54

Awards outstanding, December 31, 2004	4,034,885	29.57
Granted	384,093	59.54
Exercised	(334,718)	22.06
Canceled or expired	(82,016)	46.99

Awards outstanding, December 31, 2005	4,002,244	$32.69

Available for future grants at December 31, 2005	5,301,277

In accordance with APB No. 25, the following table summarizes information about stock awards outstanding and exercisable at December 31, 2005:

	Stock Awards Outstanding			Stock Awards Exercisable
		Weighted Average			Weighted Average
Range of		Remaining	Weighted Average		Exercise/
Exercise/Grant		Contractual Life	Exercise/Grant		Grant Price Per
Prices	Shares	(In Years)	Price Per Share	Shares	Share

$11.10 - $14.75	34,109	1.76	$14.02	34,109	$14.02
$15.22 - $19.41	401,804	3.09	15.74	401,804	15.74
$24.75 - $29.59	1,795,290	4.47	25.97	1,398,971	25.96
$30.11 - $39.21	236,075	4.14	30.80	79,719	31.01
$41.10 - $43.85	1,142,486	5.40	41.32	210,772	41.12
$46.06 - $53.74	36,600	5.28	47.90	7,066	47.24
$56.72 - $64.95	355,880	6.20	59.54	225	59.00

	4,002,244	4.72	$32.69	2,132,666	$25.60

Please refer to Note 9, “Stock Incentive Plans,” for additional information regarding our stock incentive plans and the adoption of SFAS No. 123 (R).

Estimates.  The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and certain expenses and the disclosure of contingent assets and liabilities. Actual results could differ materially from those estimates and assumptions. Estimates and assumptions are used in the determination of sales allowances, allowances for doubtful accounts, depreciation and amortization, employee benefit plans, restructuring reserves, and certain assumptions pertaining to our stock-based awards, among others.

New Accounting Pronouncements.  In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115 (“SFAS No. 159”). SFAS No. 159 permits companies to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective of SFAS No. 159 is to provide opportunities to mitigate volatility in reported earnings caused by measuring

R.H. DONNELLEY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

related assets and liabilities differently without having to apply hedge accounting provisions. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We will assess the impact the adoption of SFAS No. 159 will have on our consolidated financial position and results of operations during 2007.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently assessing the impact the adoption of SFAS No. 157 will have on our consolidated financial position and results of operations.

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements (“SAB No. 108”). SAB No. 108 provides guidance on how the effects of the carryover or reversal of prior year financial statement misstatements should be considered in quantifying a current year misstatement. SAB No. 108 describes two approaches to assessing the materiality of misstatements; the “rollover” approach, which quantifies misstatements based on the amount of error originating in the current year income statement and the “iron curtain” approach, which quantifies misstatements based on the effects of correcting the cumulative effect existing in the balance sheet at the end of the current year. If under either approach misstatements are deemed material, a company is required to adjust its financial statements, including correcting prior year financial statements, even if such correction was and continues to be immaterial to the prior year financial statements. SAB No. 108 is effective for fiscal years ending after November 15, 2006 and we have adopted it for our fiscal year ended December 31, 2006. We have not recognized any adjustments resulting from the adoption of SAB No. 108 for the year ended December 31, 2006.

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes: An Interpretation of FASB Statement No. 109 (“FIN No. 48”). This interpretation clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109. FIN No. 48 prescribes a recognition threshold and measurement principles for the financial statement recognition and measurement of tax positions taken or expected to be taken on a tax return. This interpretation is effective for fiscal years beginning after December 15, 2006 and as such, RHD will adopt FIN No. 48 on January 1, 2007. Upon adoption of FIN No. 48, we anticipate disclosing a tax liability of between $80.0 million and $100.0 million for uncertain tax positions, resulting in an increase to shareholders’ equity as of January 1, 2007, of approximately $30 million. We are currently assessing the final impact the adoption of FIN No. 48 will have on our consolidated financial position and results of operations.

We have reviewed other new accounting standards not identified above and do not believe any other new standards will have a material impact on our financial position or operating results.

3.	Acquisitions

On January 31, 2006, we completed the Dex Media Merger for an equity purchase price of $4.1 billion. Pursuant to the Agreement and Plan of Merger, dated October 3, 2005 (“Merger Agreement”), each issued and outstanding share of Dex Media common stock was converted into $12.30 in cash and 0.24154 of a share of RHD common stock, resulting in an aggregate cash value of $1.9 billion and aggregate stock value of $2.2 billion, based on 36,547,381 newly issued shares of RHD common stock valued at $61.82 per share. The $61.82 share price used to value the common shares issued in the Dex Media Merger was based on the average closing price of RHD’s common stock for the two business days before and after the announcement of the Dex Media Merger on October 3, 2005, in accordance with EITF 95-19, Determination of the Measurement Date for the Market Price of Securities Issued in a Purchase Business Combination.  Additionally, we assumed Dex Media’s outstanding indebtedness on January 31, 2006 with a fair value of

R.H. DONNELLEY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$5.5 billion. The total allocable purchase price also includes transaction costs of $26.7 million that were directly related to the Dex Media Merger, severance and related costs for certain Dex Media employees of $17.6 million and Dex Media vested equity awards outstanding as of January 31, 2006 with an estimated fair value of $77.4 million, for a total aggregate purchase price of $9.8 billion. Upon completion of the Dex Media Merger, the Company’s stockholders and Dex Media’s former stockholders owned approximately 47% and 53% of the Company’s common stock, respectively. The results of the Dex Media Business have been included in the Company’s operating results commencing February 1, 2006. To finance the Dex Media Merger, we issued $660 million 6.875% Senior Discount Notes due January 15, 2013 for gross proceeds of $600.5 million and $1,210 million 8.875% Senior Notes due January 15, 2016 to pay the cash portion of the purchase price to the Dex Media stockholders.

On September 1, 2004, we completed the acquisition of the directory publishing business (“AT&T Directory Business”) of AT&T Inc. (“AT&T”) (formerly known as SBC Communications, Inc., “SBC”) in Illinois and Northwest Indiana, including AT&T’s interests in The DonTech II Partnership (“DonTech”), a 50/50 general partnership between us and AT&T (collectively, the “AT&T Directory Acquisition”) for $1.41 billion in cash, after working capital adjustments and the settlement of a $30 million liquidation preference owed to us related to DonTech. As a result of the AT&T Directory Acquisition, we became the publisher of AT&T branded yellow pages directories in Illinois and Northwest Indiana. This transaction was consummated pursuant to a purchase agreement dated as of July 28, 2004, as amended, by and among RHD, Ameritech Corporation (“Ameritech”), a direct wholly-owned subsidiary of AT&T, and Ameritech Publishing, Inc. (“API”), a direct wholly-owned subsidiary of Ameritech. The results of the AT&T Directory Business have been included in our consolidated results commencing September 1, 2004. The acquired AT&T Directory Business now operates as R.H. Donnelley Publishing & Advertising of Illinois Partnership, one of our indirect, wholly-owned subsidiaries. To finance the AT&T Directory Acquisition, we amended and restated RHD Inc.’s credit facility, consisting of a $700 million Term Loan A-2, a $1,650 million Term Loan B-2 and a $175 million revolving credit facility (“Revolver”) for an aggregate facility of $2,525 million.

On January 3, 2003, we completed the acquisition of the directory business (the “Embarq Directory Business”) of Sprint Nextel Corporation (“Sprint”) (formerly known as Sprint Corporation) by acquiring all the outstanding capital stock of the various entities comprising Sprint Publishing & Advertising (collectively, the “Embarq Acquisition”) for $2.23 billion in cash. As a result, we are the publisher of Embarq (formerly Sprint) branded yellow pages directories in 18 states. In May 2006, Sprint spun-off its local telephone business as Embarq Corporation (“Embarq”) and in connection with the spin-off, we entered into new agreements with Embarq that replaced the related agreements with Sprint, except that Sprint remains bound by certain non-competition obligations. The results of the Embarq Directory Business are included in our consolidated results commencing January 3, 2003. The Embarq Directory Business now operates as R.H. Donnelley Publishing & Advertising, Inc., one of our indirect wholly-owned subsidiaries. To finance the Embarq Acquisition, RHD Inc. entered into a new $1,525 million credit facility, consisting of a $500 million Term Loan A, a $900 million Term Loan B and a $125 million Revolver. We also issued the 8.875% senior notes and the 10.875% senior subordinated notes. Additionally, we issued $200 million of Preferred Stock and warrants to purchase 1.65 million shares of our common stock to the GS Funds.

On September 6, 2006, we acquired Local Launch. Local Launch is a leading local search products, platform and fulfillment provider that enables resellers to sell Internet advertising solutions to local advertisers. Local Launch specializes in search through publishing, distribution, directory and organic marketing solutions. The purpose of the Local Launch Acquisition was to support the expansion of our current local SEM and SEO offerings and provide new, innovative solutions to enhance our local SEM and SEO capabilities. The results of the Local Launch business are included in our consolidated results commencing September 6, 2006. The Local Launch business now operates as a direct wholly-owned subsidiary of RHD. In connection with the Local Launch Acquisition, we identified and recorded certain intangible assets at their estimated fair value, including (1) local customer relationships, (2) non-compete agreements, (3) technology and (4) tradenames. These

R.H. DONNELLEY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

intangible assets are being amortized under the straight-line method over remaining useful lives ranging from 3 to 7 years.

The purpose of all of these acquisitions was to transform RHD into a leading publisher of yellow pages directories and provider of online local commercial search services, as well as to support the expansion of our current local SEM and SEO offerings and to provide new, innovative solutions to enhance our local SEM and SEO capabilities. These acquisitions were accounted for as purchase business combinations in accordance with SFAS No. 141, Business Combinations (“SFAS No. 141”). Each purchase price was allocated to the related tangible and identifiable intangible assets acquired and liabilities assumed based on their respective estimated fair values on the acquisition dates with the remaining consideration recorded as goodwill. Certain long-term intangible assets were identified and recorded at their estimated fair values. Identifiable intangible assets acquired primarily include directory services agreements between the Company and Qwest, the Company and AT&T and the Company and Embarq, a non-competition agreement between the Company and Sprint, customer relationships and acquired trademarks and trade names. In accordance with SFAS No. 142, the fair values of the identifiable intangible assets are being amortized over their estimated useful lives in a manner that best reflects the economic benefits derived from such assets. Goodwill is not amortized but is subject to impairment testing on an annual basis. See Note 2, “Summary of Significant Accounting Policies — Identifiable Intangible Assets and Goodwill,” for a further description of our intangible assets and goodwill.

Under purchase accounting rules, we did not assume or record the deferred revenue balance associated with directories published by Dex Media of $114.0 million at January 31, 2006, the AT&T Directory Business of $204.1 million at September 1, 2004, or the Embarq Directory Business of $315.9 million at January 3, 2003. These amounts represented revenue that would have been recognized subsequent to each acquisition under the deferral and amortization method in the absence of purchase accounting. Accordingly, we did not and will not record revenue associated with directories that were published prior to each acquisition, as well as directories that were published in the month each acquisition was completed. Although the deferred revenue balances associated with directories that were published prior to each acquisition were eliminated, we retained all the rights associated with the collection of amounts due under and contractual obligations under the advertising contracts executed prior to the acquisitions. As a result, the billed and unbilled accounts receivable balances acquired in each acquisition became assets of the Company. Also under purchase accounting rules, we did not assume or record the deferred directory costs related to those directories that were published prior to each acquisition as well as directories that published in the month each acquisition was completed, totaling $205.1 million for Dex-branded directories, $175.8 million for AT&T-branded directories and $63.3 million for Embarq-branded directories. These costs represented cost of revenue that would have been recognized subsequent to the acquisitions under the deferral and amortization method in the absence of purchase accounting.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed in the Dex Media Merger on January 31, 2006:

Current assets	$792,988
Non-current assets	80,320
Intangible assets	8,915,000
Goodwill	2,514,140

Total assets acquired	12,302,448
Current liabilities	(304,542)
Non-current liabilities	(7,755,828)

Total liabilities assumed	(8,060,370)

Net assets acquired	$4,242,078

R.H. DONNELLEY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following unaudited condensed pro forma information has been prepared in accordance with SFAS No. 141 for the years ended December 31, 2006, 2005, and 2004, respectively, and assumes the Dex Media Merger (and related GS Repurchase) and related financing occurred on January 1, 2005 and the AT&T Directory Acquisition and related financing occurred on January 1, 2004. The following unaudited condensed pro forma information does not purport to represent what the Company’s results of operations would actually have been if the Dex Media Merger (and related GS Repurchase) had in fact occurred on January 1, 2005 and if the AT&T Directory Acquisition occurred on January 1, 2004 and is not necessarily representative of results of operations for any future period. The unaudited condensed pro forma financial information for the year ended December 31, 2006 does not eliminate the adverse impact of purchase accounting relating to the Dex Media Merger. The unaudited condensed pro forma financial information for the year ended December 31, 2005 reflects the combination of GAAP results for both RHD and Dex Media.

	For the Years Ended December 31,
	2006	2005	2004

Net revenue	$2,035,816	$2,615,047	$904,579
Operating income	470,353	1,029,102	409,970
Net (loss) income	(275,943)	99,816	119,919
(Loss) income available to common shareholders	(275,943)	99,816	98,128
Diluted (loss) earnings per share	$(3.97)	$1.46	$2.32

4.	Restructuring and Impairment Charges

The table below shows the activity in our restructuring reserves during 2006, 2005 and 2004.

	2003	2005	2006
	Restructuring	Restructuring	Restructuring
	Actions	Actions	Actions	Total

Balance at December 31, 2003	$8,499	$—	$—	$8,499
Additions to reserve charged to earnings	2,657	—	—	2,657
Payments	(7,695)	—	—	(7,695)

Balance at December 31, 2004	3,461	—	—	3,461
Additions to reserve charged to goodwill	—	8,828	—	8,828
Payments	(1,884)	(2,356)	—	(4,240)

Balance at December 31, 2005	1,577	6,472	—	8,049
Additions to reserve charged to goodwill	—	—	18,914	18,914
Payments	(606)	(1,074)	(11,299)	(12,979)
Reserve reversal credited to goodwill	—	(3,455)	—	(3,455)

Balance at December 31, 2006	$971	$1,943	$7,615	$10,529

As a result of the Dex Media Merger and integration of the Dex Media Business, approximately 118 employees were affected by a restructuring plan, of which 108 were terminated and 10 were relocated to our corporate headquarters in Cary, North Carolina. Additionally, we have vacated certain of our leased Dex Media facilities in Colorado, Minnesota, Nebraska and Oregon. We estimated the costs associated with terminated employees, including Dex Media executive officers, and abandonment of certain of our leased facilities, net of estimated sublease income, to be approximately $18.9 million and such costs were charged to goodwill during 2006. Payments made with respect to severance and relocation during 2006 totaled $10.8 million. Payments of $0.5 million were made during 2006 with respect to the vacated leased Dex Media facilities. The remaining lease payments for these facilities will be made through 2016.

R.H. DONNELLEY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During the first quarter of 2005, we completed a restructuring relating to the integration of the AT&T Directory Business. There were 63 employees affected by the restructuring, 57 were terminated during the first quarter of 2005, and 6 were relocated to our corporate headquarters in Cary, North Carolina. Additionally, we have vacated certain of our leased facilities in Chicago, Illinois. We estimated the costs associated with the terminated employees and the abandonment of certain of our leased facilities to be approximately $8.8 million and such costs were charged to goodwill during the first quarter of 2005. Payments made with respect to severance and relocation during 2006 and 2005 were $0.1 million and $1.4 million, respectively. Payments of $1.0 million, net of sublease income, were made during both 2006 and 2005 with respect to the leased facilities in Chicago, Illinois. The remaining lease payments will be made through 2012. During 2006, we formalized a plan to re-occupy in early 2007 a portion of the leased facilities in Chicago, Illinois, which we vacated in conjunction with the AT&T Directory Acquisition. As a result, we have reduced our reserve related to these leased facilities at December 31, 2006 by $3.5 million, with a corresponding offset to goodwill.

Following the Embarq Acquisition on January 3, 2003, we consolidated publishing and technology operations, sales offices and administrative personnel and relocated the headquarters functions from Overland Park, Kansas and Purchase, New York to Cary, North Carolina. Approximately 140 people were affected by the relocation of the headquarters functions in Overland Park, Kansas and Purchase, New York, of which 75 were included in the restructuring reserve. The remaining 65 people relocated with the Company. In 2003, $2.9 million was charged to goodwill representing the closure of the pre-press publishing facility operated in Blountville, Tennessee and severance paid to certain Embarq executives who were terminated immediately upon the closing of the Embarq Acquisition. The reserve for the pre-press publishing facility was $2.2 million, which represented the remaining lease payments, net of estimated sub-lease income. Net payments of $0.2 million, $0.4 million and $0.9 million were made with respect to the former pre-press publishing facility during 2006, 2005 and 2004, respectively. Remaining payments will be made through 2012.

Also during 2003, $9.5 million was charged to earnings primarily representing severance and related costs associated with the consolidation of the publishing and technology operations, sales offices and administrative personnel and the relocation of our headquarters. An additional reserve of $0.3 million was recorded during 2004 for additional facility related costs as well as $1.3 million related to severance and other related costs estimates. Payments of $0.6 million and $3.6 million were made during 2005 and 2004, respectively, related to severance and related costs. During 2004, several employees included in the initial reserve estimate were redirected within the Company resulting in a reduction to the reserve of $1.2 million. An additional reserve of $2.3 million was recorded during the second quarter of 2004, representing the estimated fair value of the remaining lease payments, net of estimated sub-lease income, on the former headquarters office lease in Purchase, New York. Net payments of $0.4 million, $0.8 million and $0.5 million were made with respect to the former headquarters office lease during 2006, 2005 and 2004, respectively. There are no required payments to be made with respect to the former headquarters office lease after 2006.

Restructuring charges that are charged to earnings are included in general and administrative expenses on our consolidated statements of operations.

R.H. DONNELLEY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	Long-Term Debt, Credit Facilities and Notes

Long-term debt of the Company at December 31, 2006, including fair value adjustments required by GAAP as a result of the Dex Media Merger, and December 31, 2005 consisted of the following:

	2006	2005

RHD
6.875% Senior Notes due 2013	$300,000	$300,000
6.875% Series A-1 Senior Discount Notes due 2013	335,401	—
6.875% Series A-2 Senior Discount Notes due 2013	606,472	—
8.875% Series A-3 Senior Notes due 2016	1,210,000	—
R.H. Donnelley Inc. (“RHDI”)
Credit Facility	1,946,535	2,170,915
8.875% Senior Notes due 2010	7,934	7,934
10.875% Senior Subordinated Notes due 2012	600,000	600,000
Dex Media, Inc.
8% Senior Notes due 2013	513,663	—	*
9% Senior Discount Notes due 2013	663,153	—	*
Dex Media East
Credit Facility	656,571	—	*
9.875% Senior Notes due 2009	476,677	—	*
12.125% Senior Subordinated Notes due 2012	390,314	—	*
Dex Media West
Credit Facility	1,450,917	—	*
8.5% Senior Notes due 2010	403,260	—	*
5.875% Senior Notes due 2011	8,786	—	*
9.875% Senior Subordinated Notes due 2013	833,469	—	*

Total RHD Consolidated	10,403,152	3,078,849
Less current portion	382,631	100,234

Long-term debt	$10,020,521	$2,978,615

*	The debt balances acquired as a result of the Dex Media Merger were not obligations of RHD at December 31, 2005.

Credit Facilities

RHDI

As of December 31, 2006, RHDI’s senior secured credit facility, as amended and restated (“RHDI Credit Facility”), consists of a $323.4 million Term Loan A-4, a $350 million Term Loan D-1, a $1,422.0 million Term Loan D-2 and a $175.0 million Revolving Credit Facility (the “RHDI Revolver”) for an aggregate RHDI Credit Facility of $2,270.4 million. All Term Loans require quarterly principal and interest payments. The RHDI Credit Facility provides for a new Term Loan C for potential borrowings up to $400 million, such proceeds, if borrowed, to be used to fund acquisitions, refinance certain indebtedness or to make certain restricted payments. As of December 31, 2006, the outstanding balances of Term Loans A-4, D-1, and D-2 totaled $1,891.1 million, comprised of $158.6 million, $341.7 million and $1,390.8 million, respectively, and $55.4 million was outstanding under the RHDI Revolver (with an additional $0.4 million utilized under a

R.H. DONNELLEY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

standby letter of credit). The RHDI Revolver and Term Loan A-4 mature in December 2009 and Term Loans D-1 and D-2 mature in June 2011. The weighted average interest rate of outstanding debt under the RHDI Credit Facility was 6.86% and 6.21% at December 31, 2006 and 2005, respectively.

As amended, as of December 31, 2006, RHDI’s Credit Facility bears interest, at our option, at either:

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

Dex Media East

As of December 31, 2006, the Dex Media East credit facility, as amended and restated in connection with the Dex Media Merger, consists of revolving loan commitments (“Dex Media East Revolver”) and term loan commitments. The Dex Media East term loans consist of a tranche A term loan with an initial total principal amount of $690.0 million and a tranche B term loan with an initial total principal amount of $429.0 million. The Dex Media East Revolver consists of a total principal amount of $100.0 million, which is available for general corporate purposes, subject to certain conditions. As of December 31, 2006, the principal amounts owing under the tranche A and tranche B term loans totaled $629.1 million, comprised of approximately $225.9 million and $403.2 million, respectively, and $27.5 million was outstanding under the Dex Media East Revolver (with an additional $1.4 million utilized under two standby letters of credit). The Dex Media East Revolver and tranche A term loan will mature in November 2008, and the tranche B term loan will mature in May 2009. The weighted average interest rate of outstanding debt under the Dex Media East credit facility was 6.85% at December 31, 2006.

As amended, as of December 31, 2006, the Dex Media East credit facility bears interest, at our option, at either:

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

Dex Media West

As of December 31, 2006, the Dex Media West credit facility, as amended and restated in connection with the Dex Media Merger, consists of revolving loan commitments (“Dex Media West Revolver”) and term loan commitments. The Dex Media West term loans consist of a tranche A term loan with a total principal amount of $960.0 million, a tranche B-1 term loan with a total principal amount of $503.0 million, and a tranche B-2 term loan with a total available principal amount of $834.3 million. The Dex Media West Revolver consists of a total principal amount of $100.0 million, which is available for general corporate purposes, subject to certain conditions. As of December 31, 2006, the principal amounts owed under the tranche A, tranche B-1, and tranche B-2 term loans totaled $1,450.9 million, comprised of approximately $273.3 million, $406.3 million, and $771.3 million, respectively, and no amounts were outstanding under the

R.H. DONNELLEY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Dex Media West Revolver. The tranche B-1 term loan in the amount of $444.2 million was utilized to redeem Dex Media West’s senior notes that were put to Dex Media West in connection with the change of control offer associated with the Dex Media Merger and to fund a portion of the cash consideration paid to Dex Media, Inc.’s stockholders in connection with the Dex Media Merger. The remaining $58.8 million is no longer available. The tranche A term loan and Dex Media West Revolver will mature in September 2009 and the tranche B-1 and B-2 term loans will mature in March 2010. The weighted average interest rate of outstanding debt under the Dex Media West credit facility was 6.83% at December 31, 2006.

As amended, as of December 31, 2006, the Dex Media West credit facility bears interest, at our option, at either:

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

The Company’s credit facilities and the indentures governing the notes contain usual and customary affirmative and negative covenants that, among other things, place limitations on our ability to (i) incur additional indebtedness; (ii) pay dividends and repurchase our capital stock; (iii) enter into mergers, consolidations, acquisitions, asset dispositions and sale-leaseback transactions; (iv) make capital expenditures; (v) issue capital stock of our subsidiaries; (vi) engage in transactions with our affiliates; and (vii) make investments, loans and advances. The Company’s credit facilities also contain financial covenants relating to maximum consolidated leverage, minimum interest coverage and maximum senior secured leverage as defined therein. Substantially all of RHDI’s and its subsidiaries assets, including the capital stock of RHDI and its subsidiaries, are pledged to secure the obligations under the RHDI Credit Facility. Substantially all of the assets of Dex Media East and Dex Media West and their subsidiaries, including their equity interests, are pledged to secure the obligations under their respective credit facilities.

Notes

RHD

We issued $300 million of 6.875% Senior Notes due January 15, 2013 (“Holdco Notes”), the proceeds of which were used to redeem 100,303 shares of the then outstanding Preferred Stock from the GS Funds, pay transaction costs and repay debt associated with RHDI’s Credit Facility. Interest is payable on the Holdco Notes semi-annually in arrears on January 15th and July 15th of each year, commencing July 15, 2005. At December 31, 2006, the 6.875% Holdco Notes had a fair value of $287.6 million.

The 6.875% Holdco Notes with a face value of $300 million are redeemable at our option beginning in 2009 at the following prices (as a percentage of face value):

Redemption Year	Price

2009	103.438%
2010	101.719%
2011 and thereafter	100.000%

In order to fund the cash portion of the Dex Media Merger purchase price, we issued $660 million aggregate principal amount at maturity ($600.5 million gross proceeds) of 6.875% Series A-2 Senior Discount

R.H. DONNELLEY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Notes due January 15, 2013 and $1,210 million principal amount of 8.875% Series A-3 Senior Notes due January 15, 2016. Interest is payable semi-annually on January 15th and July 15th of each year for the Series A-2 Senior Discount Notes and the Series A-3 Senior Notes, commencing July 15, 2006. We also issued $365 million aggregate principal amount at maturity ($332.1 million gross proceeds) of 6.875% Series A-1 Senior Discount Notes due January 15, 2013 to fund the GS Repurchase. Interest is payable semi-annually on January 15th and July 15th of each year, commencing July 15, 2006. All of these notes are unsecured obligations of RHD, senior in right of payment to all future senior subordinated and subordinated indebtedness of RHD and structurally subordinated to all indebtedness of our subsidiaries. At December 31, 2006, the 6.875% Series A-1 and Series A-2 Senior Discount Notes and 8.875% Series A-3 Senior Notes had a fair value of $321.6 million, $581.5 million and $1,270.5 million, respectively.

The 6.875% Series A-1 Senior Discount Notes with a face value of $365 million and Series A-2 Senior Discount Notes with a face value of $660 million are redeemable at our option beginning in 2009 at the following prices (as a percentage of face value):

Redemption Year	Price

2009	103.438%
2010	101.719%
2011 and thereafter	100.000%

The 8.875% Series A-3 Senior Notes with a face value of $1,210 million are redeemable at our option beginning in 2011 at the following prices (as a percentage of face value):

Redemption Year	Price

2011	104.438%
2012	102.958%
2013	101.479%
2014 and thereafter	100.000%

RHDI

In connection with the Embarq Acquisition, RHDI issued $325 million 8.875% Senior Notes due 2010 (“Senior Notes”) and $600 million 10.875% Senior Subordinated Notes due 2012 (“Subordinated Notes”). The Company and the direct and indirect wholly-owned subsidiaries of RHDI jointly and severally, fully and unconditionally, guarantee these notes. These notes are unsecured obligations of RHDI and interest is paid on these notes semi-annually on June 15th and December 15th. On December 20, 2005, we repurchased through a tender offer and exit consent solicitation $317.1 million of the Senior Notes. Proceeds from the RHDI Credit Facility’s $350 million Term Loan D-1 were used to fund the partial repurchase of the Senior Notes, a call premium of $25.3 million and pay transaction costs of the tender offer. The partial repurchase of the Senior Notes was accounted for as an extinguishment of debt. At December 31, 2006, the 8.875% Senior Notes and 10.875% Senior Subordinated Notes had a fair value of $8.3 million and $654.0 million, respectively.

The remaining $7.9 million face value of 8.875% Senior Notes are redeemable at our option beginning in 2006 at the following prices (as a percentage of face value):

Redemption Year	Price

2006	104.438%
2007	102.219%
2008 and thereafter	100.000%

R.H. DONNELLEY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The 10.875% Senior Subordinated Notes with a face value of $600 million are redeemable at our option beginning in 2007 at the following prices (as a percentage of face value):

Redemption Year	Price

2007	105.438%
2008	103.625%
2009	101.813%
2010 and thereafter	100.000%

Dex Media, Inc.

Dex Media, Inc. has issued $500 million aggregate principal amount of 8% Senior Notes due 2013. These Senior Notes are unsecured obligations of Dex Media, Inc. and interest is payable on May 15th and November 15th of each year. As of December 31, 2006, $500 million aggregate principal amount was outstanding excluding fair value adjustments. At December 31, 2006, the 8% Senior Notes had a fair value of $515.0 million.

The 8% Senior Notes with a face value of $500 million are redeemable at our option beginning in 2008 at the following prices (as a percentage of face value):

Redemption Year	Price

2008	104.000%
2009	102.667%
2010	101.333%
2011 and thereafter	100.000%

Dex Media, Inc. has issued $750 million aggregate principal amount of 9% Senior Discount Notes due 2013, under two indentures. Under the first indenture totaling $389 million aggregate principal amount, the 9% Senior Discount Notes were issued at an original issue discount with interest accruing at 9%, per annum, compounded semi-annually. These Senior Discount Notes are unsecured obligations of Dex Media, Inc. and interest accrues in the form of increased accreted value until November 15, 2008 (“Full Accretion Date”), at which time the accreted value will be equal to the full principal amount at maturity. Under the second indenture totaling $361 million aggregate principal amount, interest accrues at 8.37% per annum, compounded semi-annually, which creates a premium at the Full Accretion Date that will be amortized over the remainder of the term. After November 15, 2008, the 9% Senior Discount Notes bear cash interest at 9% per annum, payable semi-annually on May 15th and November 15th of each year. These Senior Discount Notes are unsecured obligations of Dex Media, Inc. and no cash interest will accrue on the discount notes prior to the Full Accretion Date. As of December 31, 2006, $749.9 million aggregate principal amount was outstanding excluding fair value adjustments. At December 31, 2006, the 9% Senior Discount Notes had a fair value of $669.4 million.

The remaining $749.9 million face value of 9% Senior Discount Notes are redeemable at our option beginning in 2008 at the following prices (as a percentage of face value):

Redemption Year	Price

2008	104.500%
2009	103.000%
2010	101.500%
2011 and thereafter	100.000%

R.H. DONNELLEY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Dex Media East

Dex Media East issued $450 million aggregate principal amount of 9.875% Senior Notes due 2009. These Senior Notes are unsecured obligations of Dex Media East and interest is payable on May 15th and November 15th of each year. As of December 31, 2006, $449.7 million aggregate principal amount was outstanding excluding fair value adjustments. At December 31, 2006, the 9.875% Senior Notes had a fair value of $471.4 million.

The remaining $449.7 million face value of 9.875% Senior Notes are redeemable at our option beginning in 2006 at the following prices (as a percentage of face value):

Redemption Year	Price

2006	104.938%
2007	102.469%
2008 and thereafter	100.000%

Dex Media East issued $525 million aggregate principal amount of 12.125% Senior Subordinated Notes due 2012. These Senior Subordinated Notes are unsecured obligations of Dex Media East and interest is payable on May 15th and November 15th of each year. As of December 31, 2006, $341.3 million aggregate principal amount was outstanding excluding fair value adjustments. At December 31, 2006, the 12.125% Senior Subordinated Notes had a fair value of $375.8 million.

The remaining $341.3 million face value of 12.125% Senior Subordinated Notes are redeemable at our option beginning in 2007 at the following prices (as a percentage of face value):

Redemption Year	Price

2007	106.063%
2008	104.042%
2009	102.021%
2010 and thereafter	100.000%

Dex Media West

Dex Media West issued $385 million aggregate principal amount of 8.5% Senior Notes due 2010. These Senior Notes are unsecured obligations of Dex Media West and interest is payable on February 15th and August 15th of each year. As of December 31, 2006, $385 million aggregate principal amount was outstanding excluding fair value adjustments. At December 31, 2006, the 8.5% Senior Notes had a fair value of $399.9 million.

The 8.5% Senior Notes with a face value of $385 million are redeemable at our option beginning in 2007 at the following prices (as a percentage of face value):

Redemption Year	Price

2007	104.250%
2008	102.125%
2009 and thereafter	100.000%

Dex Media West issued $300 million aggregate principal amount of 5.875% Senior Notes due 2011. These Senior Notes are unsecured obligations of Dex Media West and interest is payable on May 15th and November 15th of each year. As of December 31, 2006, $8.7 million aggregate principal amount was outstanding excluding fair value adjustments. At December 31, 2006, the 5.875% Senior Notes had a fair value of $8.8 million.

R.H. DONNELLEY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The remaining $8.7 million face value of 5.875% Senior Notes are redeemable at our option beginning in 2008 at the following prices (as a percentage of face value):

Redemption Year	Price

2008	102.938%
2009	101.469%
2010 and thereafter	100.000%

Dex Media West issued $780 million aggregate principal amount of 9.875% Senior Subordinated Notes due 2013. These Senior Subordinated Notes are unsecured obligations of Dex Media West and interest is payable on February 15th and August 15th of each year. As of December 31, 2006, $761.7 million aggregate principal amount was outstanding excluding fair value adjustments. At December 31, 2006, the 9.875% Senior Subordinated Notes had a fair value of $830.3 million.

The remaining $761.7 million face value of 9.875% Senior Subordinated Notes are redeemable at our option beginning in 2008 at the following prices (as a percentage of face value):

Redemption Year	Price

2008	104.938%
2009	103.292%
2010	101.646%
2011 and thereafter	100.000%

Aggregate maturities of long-term debt (including current portion and excluding fair value adjustments under purchase accounting) at December 31, 2006 were:

2007	$382,631
2008	528,830
2009	1,631,290
2010	1,732,862
2011	629,771
Thereafter	5,301,826

Total	$10,207,210

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

As a result of the Dex Media Merger, an adjustment was established to record the acquired debt at fair value on January 31, 2006. This fair value adjustment is amortized as a reduction of interest expense over the remaining term of the respective debt agreements using the effective interest method and does not impact future scheduled interest or principal payments. Amortization of the fair value adjustment included as a reduction of interest expense was $26.4 million during 2006. A total premium of $222.3 million was recorded

R.H. DONNELLEY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

upon consummation of the Dex Media Merger, of which $195.9 million remains unamortized at December 31, 2006, as shown in the following table.

	Initial Fair Value	Unamortized Fair
	Adjustment at	Value Adjustment at
	January 31,	December 31,
	2006	2006

Dex Media, Inc.
8% Senior Notes due 2013	$15,000	$13,663
9% Senior Discount Notes due 2013	17,177	16,100
Dex Media East
Credit Facility	—	—
9.875% Senior Notes due 2009	34,290	26,970
12.125% Senior Subordinated Notes due 2012	54,600	49,064
Dex Media West
Credit Facility	—	—
8.5% Senior Notes due 2010	22,138	18,260
5.875% Senior Notes due 2011	76	66
9.875% Senior Subordinated Notes due 2013	79,022	71,819

Total	$222,303	$195,942

R.H. DONNELLEY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	Derivative Financial Instruments

The RHDI Credit Facility and the Dex Media West and Dex Media East credit facilities bear interest at variable rates and, accordingly, our earnings and cash flow are affected by changes in interest rates. The RHDI Credit Facility requires that we maintain hedge agreements to provide either a fixed interest rate or interest rate protection on at least 50% of its total outstanding debt. The Dex Media East and Dex Media West credit facilities require that we maintain hedge agreements to provide a fixed rate on at least 33% of their respective indebtedness. The Company has entered into the following interest rate swaps that effectively convert approximately 75% of the Company’s variable rate debt to fixed rate debt as of December 31, 2006. Under the terms of the agreements, the Company receives variable interest based on three-month LIBOR and pays a fixed rate of interest.

Effective Dates	Notional Amount		Pay Rates	Maturity Dates
	(Amounts in millions)

April 1, 2003	$255	(3)	2.850%	March 31, 2007
May 8, 2003	125	(2),(7)	3.638% — 4.085%	November 8, 2007 — May 8, 2008
September 7, 2004	200	(3)	3.490% — 3.750%	September 8, 2008 — September 7, 2009
September 15, 2004	250	(4)	3.200% — 3.910%	September 15, 2007 — September 15, 2009
September 17, 2004	150	(3)	3.210% — 3.740%	September 17, 2007 — September 17, 2009
September 23, 2004	150	(3)	3.160% — 3.438%	September 24, 2007 — September 23, 2008
December 20, 2005	300	(6)	4.74% — 4.752%	December 20, 2007 — December 22, 2008
February 14, 2006	350	(4)	4.925% — 4.9435%	February 14, 2008 — February 17, 2009
February 28, 2006	50	(1)	4.93275%	August 28, 2008
March 10, 2006	150	(2)	5.010%	March 10, 2008
May 25, 2006	300	(3)	5.326%	May 25, 2009
May 26, 2006	200	(2)	5.2725% — 5.275%	May 26, 2009
May 31, 2006	100	(2)	5.295% — 5.312%	May 31, 2008 — May 31, 2009
June 12, 2006	400	(5)	5.27% — 5.295%	June 12, 2008 — June 12, 2009

Total	$2,980

(1)	Consists of one swap.

(2)	Consists of two swaps.

(3)	Consists of three swaps.

(4)	Consists of four swaps.

(5)	Consists of five swaps.

(6)	Consists of six swaps.

(7)	Denotes swaps entered into by Dex Media East and acquired by RHD as a result of the Dex Media Merger. Swaps have not been designated as cash flow hedges.

By using derivative financial instruments to hedge exposures to changes in interest rates, the Company exposes itself to credit risk and market risk. Credit risk is the possible failure of the counterparty to perform under the terms of the derivative contract. When the fair value of a derivative contract is positive, the counterparty owes the Company, which creates credit risk for the Company. When the fair value of a

R.H. DONNELLEY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

derivative contract is negative, the Company owes the counterparty and, therefore, it is not subject to credit risk. The Company minimizes the credit risk in derivative financial instruments by entering into transactions with major financial institutions with credit ratings of A or higher.

Market risk is the adverse effect on the value of a financial instrument that results from a change in interest rates. The market risk associated with interest-rate contracts is managed by establishing and monitoring parameters that limit the types and degree of market risk that may be undertaken.

The Company’s interest rate swap agreements effectively convert $3.0 billion of our variable rate debt to fixed rate debt, mitigating our exposure to increases in interest rates. Under the terms of the interest rate swap agreements, we receive variable interest based on the three-month LIBOR and pay a weighted average fixed rate of 4.47%. The interest rate swaps mature at varying dates from March 2007 through September 2009. The weighted average rate received on our interest rate swaps was 5.36% during the year ended December 31, 2006. These periodic payments and receipts are recorded as interest expense.

Interest rate swaps with a notional value of $2.9 billion (of the total $3.0 billion in interest rate swaps) have been designated as cash flow hedges to hedge three-month LIBOR-based interest payments on $2.9 billion of bank debt. As of December 31, 2006, these respective interest rate swaps provided an effective hedge of the three-month LIBOR-based interest payments on $2.9 billion of bank debt.

During May 2006, the Company entered into $1.0 billion notional value of interest rate swaps, which were not designated as cash flow hedges until July 2006. The Company recorded changes in the fair value of these interest rate swaps as a reduction to interest expense of $4.4 million for the year ended December 31, 2006. In addition, certain interest rate swaps acquired as a result of the Dex Media Merger with a notional amount of $425 million were not designated as cash flow hedges. During the fourth quarter of 2006, $300 million of these interest rate swaps were settled and at December 31, 2006, $125 million remain undesignated. For the year ended December 31, 2006, the Company recorded additional interest expense of $3.7 million as a result of the change in fair value of the acquired undesignated interest rate swaps.

During the years ended December 31, 2006, 2005 and 2004, the Company reclassified $22.6 million of hedging gains, $0.6 million of hedging gains and $9.4 million of hedging losses into earnings, respectively. As of December 31, 2006, $11.1 million of deferred gains, net of tax, on derivative instruments recorded in accumulated other comprehensive loss are expected to be reclassified into earnings during the next 12 months. Transactions and events are expected to occur over the next 12 months that will necessitate reclassifying these derivative gains to earnings.

7.	Partnership Income and Investment

Before the AT&T Directory Acquisition, partnership income included our 50% share of the net profits of DonTech and revenue participation income received directly from AT&T, which was based on the value of advertising sales. As a result of the AT&T Directory Acquisition, AT&T ceased paying us revenue participation income, we now consolidate all net profits from DonTech, and our DonTech partnership investment was eliminated. Consequently, partnership income was no longer reported commencing September 1, 2004. Rather, following the AT&T Directory Acquisition, the revenues, expenses and income of the acquired AT&T

R.H. DONNELLEY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Directory Business are directly recorded in our consolidated statements of operations. Partnership income from DonTech for the eight months ended August 31, 2004 consisted of the following:

Eight Months
Ended August 31,
2004

50% share of DonTech net profits	$12,777
Revenue participation income	65,190

Total DonTech income	$77,967

Summarized financial information of DonTech is shown in the table below. Prior to September 1, 2004, these results were not consolidated in our financial statements.

Eight Months
Ended August 31,
2004

Net revenues	$68,777
Operating income	$25,428
Net income	$25,554

8.	Redeemable Preferred Stock and Warrants

We have 10,000,000 shares of Preferred Stock authorized for issuance. In a series of transactions related to the Embarq Acquisition in November 2002 and January 2003, we issued through a private placement 200,604 shares of Preferred Stock and warrants to purchase 1.65 million shares of our common stock to the GS Funds for gross proceeds of $200 million. On January 27, 2006, we completed the GS Repurchase and as a result, there are no outstanding shares of our Preferred Stock at December 31, 2006. The aforementioned warrants remained outstanding following the GS Repurchase until November 2, 2006, at which time we repurchased all of the outstanding warrants from the GS Funds. At December 31, 2005, we had 100,301 shares of Preferred Stock outstanding.

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

R.H. DONNELLEY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In connection with each issuance of our Preferred Stock and each subsequent quarterly dividend date through September 30, 2005, a BCF was recorded because the fair value of the underlying common stock at the time of issuance was greater than the conversion price of the Preferred Stock. The BCF has been treated as a deemed dividend because the Preferred Stock was convertible into common stock immediately after issuance. Commencing October 3, 2005, the date of the stock purchase agreement relating to the GS Repurchase, the Preferred Stock was no longer convertible into common stock, and consequently, we no longer recognized any BCF. The Preferred Stock dividend for the year ended December 31, 2005 of $11.7 million consisted of the stated 8% dividend of $10.1 million (including $2.5 million of accrued cash dividends) and a BCF of $1.6 million.

On January 14, 2005, we repurchased 100,303 shares of our outstanding Preferred Stock from the GS Funds for $277.2 million in cash. In order to fund this repurchase, on January 14, 2005, we issued $300 million of Holdco Notes. See Note 5, “Long-Term Debt, Credit Facilities and Notes” for a further discussion of the financing associated with this transaction. In connection with this Preferred Stock repurchase, we recorded an increase to loss available to common shareholders on the consolidated statement of operations of $133.7 million to reflect the loss on the repurchase of these shares for the year ended December 31, 2005. The excess of the cash paid to the GS Funds over the carrying amount of the repurchased Preferred Stock, plus the amount previously recognized for the BCF associated with these shares has been recognized as a loss on repurchase. Such amount represents a return to the GS Funds and, therefore was treated in a manner similar to the treatment of the Preferred Stock dividend.

On January 27, 2006 we repurchased the remaining 100,301 shares of our outstanding Preferred Stock from the GS Funds for $336.1 million in cash, including accrued cash dividends and interest pursuant to the terms of a Stock Purchase and Support Agreement (the “Stock Purchase Agreement”) dated October 3, 2005. The aggregate purchase price of the GS Repurchase, as defined in the Stock Purchase Agreement, was equal to: (i) the product of $64.00 and the number of shares of the Company’s common stock into which the outstanding shares of the Preferred Stock was convertible as of (and including) September 30, 2005; plus (ii) an amount equal to the amount of cash dividends that would have accrued on the outstanding shares of the Preferred Stock had the parties not entered into the Stock Purchase Agreement from and after October 1, 2005 through and including the earlier of the date on which the transactions contemplated in the Stock Purchase Agreement were completed and January 3, 2006. The purchase price also included a daily interest component (as defined) based on the number of days from January 3, 2006 to the repurchase date, January 27, 2006. In order to fund the GS Repurchase, we issued $365 million aggregate principal amount at maturity ($332.1 million gross proceeds) of 6.875% Series A-1 Senior Discount Notes due January 15, 2013. See Note 5, “Long-Term Debt, Credit Facilities and Notes” for a further discussion of the financing associated with this transaction.

Based on the terms of the Stock Purchase Agreement, the repurchase of the Preferred Stock became a probable event on October 3, 2005, requiring the recorded value of the Preferred Stock to be accreted to its redemption value of $334.1 million at December 31, 2005 and $336.1 million at January 27, 2006. The accretion to redemption value of $211.0 million and $2.0 million (which represented accrued dividends and interest) for the years ended December 31, 2005 and 2006, respectively, has been recorded as an increase to loss available to common shareholders on the consolidated statements of operations. In conjunction with the GS Repurchase, we also reversed the previously recorded BCF related to these shares and recorded a decrease to loss available to common shareholders on the consolidated statement of operations of approximately $31.2 million for the year ended December 31, 2006.

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

R.H. DONNELLEY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

On November 2, 2006, we repurchased all outstanding warrants to purchase 1.65 million shares of our common stock for an aggregate purchase price of approximately $53.1 million. Exercise prices related to the warrants ranged between $26.28 and $28.62 per share. As a result, the value of these warrants has been removed from shareholders’ equity on our consolidated balance sheet at December 31, 2006.

On May 30, 2006, RHD redeemed the outstanding preferred stock purchase rights issued pursuant to the Company’s stockholder rights plan at a redemption price of one cent per right for a total redemption payment of $0.7 million. This payment has been recorded as a charge to retained earnings for the year ended December 31, 2006.

9.	Stock Incentive Plans

On January 1, 2006, the Company adopted the provisions of SFAS No. 123(R) using the Modified Prospective Method. Under this method, we are required to record compensation expense in the statement of operations for all employee stock-based awards granted, modified or settled after the date of adoption and for the unvested portion of previously granted stock awards that remain outstanding as of the beginning of the period of adoption based on their grant date fair values. The Company estimates forfeitures over the requisite service period when recognizing compensation expense. Estimated forfeitures are adjusted to the extent actual forfeitures differ, or are expected to materially differ, from such estimates. During 2006, the Company utilized a forfeiture rate of 5% in determining compensation expense. For the year ended December 31, 2006, the Company recognized $43.3 million of stock-based compensation expense related to stock-based awards granted under our various employee and non-employee stock incentive plans. Total capitalized stock-based compensation was $0.9 million for the year ended December 31, 2006.

Prior to the adoption of SFAS No. 123(R), the Company presented all tax benefits of deductions resulting from the exercise of stock-based awards as operating cash flows in the consolidated statements of cash flows. SFAS No. 123(R) requires that these cash flows now be classified as financing cash flows. During the year ended December 31, 2006, the Company was not able to utilize the tax benefit resulting from stock-based award exercises due to net operating loss carryforwards. As such, neither operating nor financing cash flows were affected by stock-based award exercises for the year ended December 31, 2006.

Under SFAS No. 123(R), the fair value for our stock options and SARs is calculated using the Black-Scholes model at the time these stock-based awards are granted. The amount, net of estimated forfeitures, is then amortized over the vesting period of the stock-based award. The weighted average fair value per share of stock options and SARs granted during the year ended December 31, 2006 was $20.08. The following assumptions were used in valuing these stock-based awards for the year ended December 31, 2006:

December 31,
2006

Dividend yield	0%
Expected volatility	28.2%
Risk-free interest rate	4.4%
Expected life	5 Years

R.H. DONNELLEY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The Company grants restricted stock to certain of its employees, including executive officers, and non-employee directors in accordance with the 2005 Plan. Under SFAS No. 123(R), compensation expense related to these awards is measured at fair value on the date of grant based on the number of shares granted and the quoted market price of the Company’s common stock at such time.

For the year ended December 31, 2006, we granted 1.8 million stock options and SARs. The following table presents a summary of the Company’s stock options and SARs activity and related information for the year ended December 31, 2006:

		Weighted Average	Aggregate
		Exercise/Grant	Intrinsic
	Shares	Price Per Share	Value

Awards outstanding, January 1, 2006	4,002,244	$32.69	$119,958
Granted*	1,834,890	64.31	585
Dex Media stock-based awards converted	1,725,361	12.73	85,882
Exercised	(1,988,597)	16.38	(92,165)
Forfeitures	(292,125)	57.10	(1,438)

Awards outstanding, December 31, 2006	5,281,773	$41.98	$112,822

Available for future grants at December 31, 2006	4,052,363

*	Includes the October 3, 2005 grant of 1.1 million SARs to certain employees, including executive officers, which was contingent upon the successful completion of the Dex Media Merger (see below for additional information).

The total intrinsic value of stock-based awards vested during the year ended December 31, 2006 was $34.4 million. The total fair value of stock-based awards vested during the year ended December 31, 2006 was $26.4 million.

The following table summarizes information about stock-based awards outstanding and exercisable at December 31, 2006:

	Stock Awards Outstanding			Stock Awards Exercisable
		Weighted Average			Weighted Average	Weighted Average
Range of		Remaining	Weighted Average		Remaining	Exercise/
Exercise/Grant		Contractual Life	Exercise/Grant		Contractual Life	Grant Price Per
Prices	Shares	(In Years)	Price Per Share	Shares	(In Years)	Share
$10.78 - $14.75	218,581	5.73	$11.19	139,225	5.06	$11.42
$15.22 - $19.41	287,963	2.10	15.75	287,963	2.10	15.75
$24.75 - $29.59	1,659,979	3.47	25.97	1,659,979	3.47	25.97
$30.11 - $39.21	135,366	3.16	30.99	100,649	3.16	30.96
$41.10 - $43.85	954,620	4.34	41.40	650,429	4.33	41.40
$46.06 - $55.25	91,951	5.95	51.87	23,799	4.63	47.98
$56.55 - $65.00	1,933,313	5.78	63.28	622,061	5.61	62.01

	5,281,773	5.11	$41.98	3,484,105	4.56	$40.33

R.H. DONNELLEY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The aggregate intrinsic value of exercisable stock-based awards as of December 31, 2006 was $100.0 million.

The following table summarizes the status of our non-vested stock awards as of December 31, 2006, and changes during the year ended December 31, 2006:

		Weighted Average
	Non-vested	Grant Date	Non-Vested	Weighted Average
	Stock Options	Exercise Price Per	Restricted	Grant Date Fair
	and SARs	Award	Stock	Value Per Award

Non-vested at January 1, 2006	1,869,578	$40.78	—	$—
Granted	1,834,890	64.31	208,793	61.39
Non-vested Dex Media Options Converted	224,597	12.73	—	—
Vested	(1,839,272)	44.01	—	—
Forfeitures	(292,125)	57.10	(15,710)	62.41

Non-vested at December 31, 2006	1,797,668	$45.18	193,083	$61.31

As of December 31, 2006, there was $46.1 million of total unrecognized compensation cost related to non-vested stock-based awards. The cost is expected to be recognized over a weighted average period of approximately two years. After applying the Company’s estimated forfeiture rate, we expect 1.7 million non-vested stock-based awards to vest over a weighted average period of approximately two years. The intrinsic value at December 31, 2006 of the non-vested stock-based awards expected to vest is $12.2 million and the corresponding weighted average grant date exercise price is $55.76 per share.

On December 13, 2006, the Company granted 0.1 million shares of restricted stock to certain executive officers. These restricted shares, which are settled in our common stock, were granted at a grant price of $60.64 per share, which was equal to the market value of the Company’s common stock on the date of grant. The vesting of these restricted shares is contingent upon our common stock equaling or exceeding $65.00 per share for 20 consecutive trading days and continued employment with the Company through the third anniversary of the date of grant. In accordance with SFAS No. 123(R), we recognized non-cash compensation expense related to these restricted shares of $0.1 million for the year ended December 31, 2006.

On February 21, 2006, the Company granted 0.1 million shares of restricted stock to certain employees, including executive officers. These restricted shares, which are settled in our common stock, were granted at a grant price of $64.26 per share, which was equal to the market value of the Company’s common stock on the date of grant, and vest ratably over three years. In accordance with SFAS No. 123(R), we recognized non-cash compensation expense related to these restricted shares of $2.8 million for the year ended December 31, 2006.

On February 21, 2006, the Company granted 0.6 million SARs to certain employees, not including executive officers, in conjunction with its annual grant of stock incentive awards. These SARs, which are settled in our common stock, were granted at a grant price of $64.26 per share, which was equal to the market value of the Company’s common stock on the grant date, and vest ratably over three years. On February 24, 2005, the Company granted 0.5 million SARs to certain employees, not including executive officers, in conjunction with its annual grant of stock incentive awards. These SARs, which are settled in our common stock, were granted at a grant price of $59.00 per share, which was equal to the market value of the Company’s common stock on the grant date, and vest ratably over three years. On July 28, 2004, the Company granted 0.9 million SARs to certain employees, including executive officers, in connection with the AT&T Directory Acquisition. These SARs, which are settled in our common stock, were granted at a grant price of $41.58 per share, which was equal to the market value of the Company’s common stock on the grant date, and initially were scheduled to vest entirely only after five years. The maximum appreciation of the July 28, 2004

R.H. DONNELLEY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and February 24, 2005, SAR grants is 100% of the initial grant price. We recognized non-cash compensation expense related to these and other smaller SAR grants of $13.9 million, $4.1 million and $1.3 million for the years ended December 31, 2006, 2005 and 2004, respectively.

In connection with the Embarq Acquisition, the Company granted 1.5 million options (“Founders Grant”) to certain employees, including executive officers, during 2002. These options were granted in October 2002 at an exercise price equal to the market value of the Company’s common stock on the date of grant. However, the award of these options was contingent upon the successful closing of the Embarq Acquisition. Therefore, these options were subject to forfeiture until January 3, 2003, by which time the market value of the Company’s common stock exceeded the exercise price. Accordingly, these options were accounted for as compensatory options under APB No. 25 and resulted in a charge of $1.0 million for each of the years ended December 31, 2005 and 2004.

In connection with the Dex Media Merger, the Company granted on October 3, 2005, 1.1 million SARs to certain employees, including executive officers. These SARs were granted at an exercise price of $65.00 (above the then prevailing market price of our common stock) and vest ratably over three years. The award of these SARs was contingent upon the successful completion of the Dex Media Merger and therefore were not identified as awards outstanding as of December 31, 2005. We recognized non-cash compensation expense related to these SARs of $9.1 million for the year ended December 31, 2006.

At January 31, 2006, stock-based awards outstanding under the existing Dex Media equity compensation plans totaled 4.0 million Dex Media option shares and had a weighted average exercise price of $5.48 per option share. As a result of the Dex Media Merger, all outstanding Dex Media equity awards were converted to RHD equity awards on February 1, 2006. Upon conversion to RHD equity awards, the number of securities to be issued upon exercise of outstanding awards totaled 1.7 million shares of RHD and had a weighted average exercise price of $12.73 per share. At December 31, 2006, the number of RHD shares remaining available for future issuance totaled 0.2 million under the Dex Media, Inc. 2004 Incentive Award Plan. For the year ended December 31, 2006, non-cash compensation expense related to these converted awards totaled $4.1 million.

The Dex Media Merger triggered a change in control under the Company’s stock incentive plans. Accordingly, all awards granted to employees through January 31, 2006, with the exception of stock-based awards held by executive officers and members of the Board of Directors (who waived the change of control provisions of such awards), became fully vested. In addition, the vesting conditions related to the July 28, 2004 SARs grant, noted above, were modified as a result of the Dex Media Merger, and the SARs now vest ratably over three years from the date of grant. For the year ended December 31, 2006, $13.4 million of non-cash compensation expense, which is included in the total non-cash compensation expense amounts noted above, was recognized as a result of these modifications. Non-cash stock-based compensation expense relating to existing stock options held by executive officers and members of the Board of Directors as of January 1, 2006, which were not modified as a result of the Dex Media Merger, as well as non-cash stock-based compensation expense from smaller grants issued subsequent to the Dex Media Merger not mentioned above, totaled $13.3 million for the year ended December 31, 2006.

10.	Income Taxes

Deferred tax assets and liabilities are determined based on the estimated future tax effects of temporary differences between the financial statement and tax basis of assets and liabilities, as measured by tax rates at which temporary differences are expected to reverse. Deferred tax expense (benefit) is the result of changes in the deferred tax assets and liabilities.

R.H. DONNELLEY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Benefit) Provision for income taxes consisted of:

	2006	2005	2004

Current provision (benefit)
U.S. Federal	$—	$—	$(25,348)
State and local	627	—	(207)

Total current provision (benefit)	627	—	(25,555)
Deferred (benefit) provision
U.S. Federal	(112,897)	37,087	66,230
State and local	27,745	6,089	5,231

Total deferred (benefit) provision	(85,152)	43,176	71,461

(Benefit) provision for income taxes	$(84,525)	$43,176	$45,906

The following table summarizes the significant differences between the U.S. Federal statutory tax rate and our effective tax rate, which has been applied to the Company’s (loss) income before income taxes.

	2006	2005	2004

Statutory U.S. Federal tax rate	35.0%	35.0%	35.0%
State and local taxes, net of U.S. Federal tax benefit	(8.8)	3.6	4.5
Non-deductible expense	0.4	0.4	—
Other	(0.4)	—	—

Effective tax rate	26.2%	39.0%	39.5%

R.H. DONNELLEY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Deferred tax assets and liabilities consisted of the following at December 31, 2006 and 2005:

	2006	2005

Deferred tax assets
Reorganization and restructuring costs	$897	$1,422
Bad debts	17,618	5,445
Postretirement benefits	15,794	4,755
Capital loss carryforward	5,977	6,148
Deferred compensation	3,613	4,022
Deferred directory cost uplift.	—	4,148
Net operating loss carryforwards	280,154	163,356
Pension	24,997	—
Net debt premium	73,282	—
Other	19,284	—

Total deferred tax assets	441,616	189,296
Valuation allowance	(19,080)	(6,148)

Net deferred tax assets	422,536	183,148

Deferred tax liabilities
Deferred directory cost uplift	13,133	—
Pension	—	10,914
Purchased intangible assets	2,213,824	—
Depreciation and amortization	287,063	218,232
Other	—	265
Net deferred revenue	87,500	92,672

Total deferred tax liabilities	2,601,520	322,083

Net deferred tax liability	$2,178,984	$138,935

The 2006 income tax benefit of $84.5 million is comprised of a federal deferred tax benefit of $112.9 million resulting from the current period taxable loss, offset by a state tax provision of $28.4 million. The 2006 state tax provision of $28.4 million primarily resulted from the modification of apportioned taxable income or loss among various states. A net operating loss of approximately $216.3 million was generated in 2006 primarily as a result of tax amortization expense recorded with respect to the intangible assets acquired in the Dex Media Merger, AT&T Directory Acquisition and Embarq Acquisition. The acquired intangible assets resulted in a deferred tax liability of $2.2 billion.

At December 31, 2006, the Company had federal and state net operating loss carryforwards of approximately $712.8 million (net of carryback) and $782.3 million, respectively, which will begin to expire in 2023 and 2008, respectively. The Company also had $3.6 million of federal alternative minimum tax (AMT) credit carryforward, which does not expire. A portion of the benefits from the net operating loss carryforwards is reflected in additional paid-in capital as a portion of these net operating loss carryforwards are generated by deductions related to the exercise of stock options. The 2006 and 2005 deduction for stock options was $83.4 million and $13.2 million, respectively. Included in the $83.4 million deduction for stock options in 2006 is a suspended $3.6 million windfall tax benefit as required by SFAS No. 123(R). This benefit will be recognized for financial reporting purposes when the net operating loss is utilized.

In assessing the realizability of our deferred tax assets, we have considered whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during periods in which those temporary

R.H. DONNELLEY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

differences become deductible. In making this determination, under the applicable financial reporting standards, we are allowed to consider the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies. The Company believes that it is more likely than not that some of the deferred tax assets resulting from capitalized merger and stock offering costs associated with Dex Media will not be realized, contributing to a valuation allowance of $19.1 million at December 31, 2006. Additionally, a portion of the valuation allowance relates to a deferred tax asset associated with a capital loss incurred by RHD in 2001 and 2002.

The 2005 provision for income taxes of $43.2 million was comprised of a deferred tax provision due to the taxable loss generated in the current period. The 2005 deferred tax provision resulted in an effective tax rate of 39.0% and net operating losses of approximately $168.6 million related to tax deductions and amortization expense recorded for tax purposes compared to book purposes with respect to the intangible assets acquired in the Embarq Acquisition and the AT&T Directory Acquisition. The 2005 effective tax rate reflects a decrease in the state and local tax rate due to integration of the Embarq Acquisition and the AT&T Directory Acquisition.

The 2004 provision for income taxes of $45.9 million was comprised of a current tax benefit of $25.6 million and a deferred tax provision of $71.5 million. The 2004 current tax benefit resulted in an effective tax rate of 39.5% and net operating losses of approximately $72.4 million related to tax deductions in connection with the Embarq Acquisition and the AT&T Directory Acquisition. The 2004 deferred tax provision of $71.5 million was primarily related to the difference in amortization expense recorded for tax purposes compared to book purposes with respect to the intangible assets acquired in the Embarq Acquisition and the AT&T Directory Acquisition. The 2004 effective tax rate reflects a decrease in the state and local tax rate due to integration of the Embarq Acquisition and the AT&T Directory Acquisition.

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

11.	Benefit Plans

As a result of the Dex Media Merger, we acquired Dex Media’s pension plan, defined contribution plan and postretirement plan. We now have three defined benefit pension plans (the RHD Retirement Plan, the DonTech Retirement Plan and the Dex Media Pension Plan), two defined contribution plans (the RHD 401(K) Savings Plan and the Dex Media Savings Plan) and two postretirement plans (the RHD Postretirement Plan and the Dex Media Retirement Plan).

RHD Pension Plans.  The RHD and DonTech cash balance defined benefit pension plans cover substantially all legacy RHD employees with at least one year of service. The benefits to be paid to employees are based on age, years of service and a percentage of total annual compensation. The percentage of compensation allocated to a retirement account ranges from 3.0% to 12.5% depending on age and years of service (“cash balance benefit”). Benefits for certain employees who were participants in the predecessor The Dun & Bradstreet Corporation (“D&B”) defined benefit pension plan are also determined based on the participant’s average compensation and years of service (“final average pay benefit”) and benefits to be paid will equal the greater of the final average pay benefit or the cash balance benefit. Annual pension costs are determined using the projected unit credit actuarial cost method. Our funding policy is to contribute an amount at least equal to the minimum legal funding requirement. We were not required to make any contributions during 2006, 2005 or 2004. The underlying pension plan assets are invested in diversified portfolios consisting primarily of equity and debt securities. A measurement date of December 31 is used for all of our plan assets.

R.H. DONNELLEY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We also have an unfunded non-qualified defined benefit pension plan, the Pension Benefit Equalization Plan (“PBEP”), which covers senior executives and certain key employees. Benefits are based on years of service and compensation (including compensation not permitted to be taken into account under the previously mentioned defined benefit pension plan).

Dex Media Pension Plan.  We have a noncontributory defined benefit pension plan covering substantially all management and occupational (union) employees within Dex Media. Annual pension costs are determined using the projected unit credit actuarial cost method. Our funding policy is to contribute an amount at least equal to the minimum legal funding requirement. No contributions were required or made during 2006. The underlying pension plan assets are invested in diversified portfolios consisting primarily of equity and debt securities. A measurement date of December 31 is used for all of our plan assets.

RHD and Dex Media Savings Plans.  Under the RHD plan, we contribute 50% for each dollar contributed by a participating employee, up to a maximum of 6% of each participating employee’s salary (including bonus and commissions). Contributions under this plan were $3.0 million, $2.5 million and $1.7 million for the years ended December 31, 2006, 2005 and 2004, respectively. For management employees under the Dex Media plan, we contribute 100% of the first 4% of each participating employee’s salary and 50% of the next 2%. For management employees, the Company match is limited to 5% of each participating employee’s eligible earnings. For occupational employees under the Dex Media plan, we contribute 81% of the first 6% of each participating employee’s salary not to exceed 4.86% of eligible earnings for any one pay period. Company matching contributions are limited to $4,860 per occupational employee annually. Contributions under the Dex Media plan were $5.3 million for the eleven months ended December 31, 2006.

RHD and Dex Media Postretirement Benefits.  Our two unfunded postretirement benefit plans provide certain healthcare and life insurance benefits to certain full-time employees who reach retirement eligibility while working for their respective companies.

R.H. DONNELLEY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Benefit Obligation and Funded Status

Information presented below for 2006 includes combined amounts for the legacy RHD benefit plans for the twelve months ended December 31, 2006 and the acquired Dex Media plans for the eleven months ended December 31, 2006. Information presented below for 2005 excludes amounts relating to the Dex Media plans since they were not obligations of RHD at that time. A summary of the funded status of the benefit plans at December 31, 2006 and 2005 is as follows:

	Pension Plans		Postretirement Plans
	2006	2005	2006	2005

Change in benefit obligation
Benefit obligation, beginning of period	$125,759	$113,389	$23,227	$19,434
Dex Media benefit obligation, as of February 1, 2006	208,408	—	69,309	—
Service cost	13,281	5,050	2,668	685
Interest cost	16,717	6,406	4,642	1,195
Plan participant contributions	—	—	337	258
Amendments	387	—	(66)	—
Actuarial (gain)/loss	(12,814)	6,448	(4,512)	2,677
Benefits paid	(6,654)	(5,534)	(3,884)	(1,022)
Plan settlement	(29,980)	—	—	—

Benefit obligation, end of period	$315,104	$125,759	$91,721	$23,227

Change in plan assets
Fair value of plan assets, beginning of period	$100,783	$101,007	$—	$—
Dex Media fair value of plan assets, as of February 1, 2006	158,555	—	—	—
Return on plan assets	16,220	5,252	—	—
Employer contributions	140	58	3,547	765
Plan participant contributions	—	—	337	257
Benefits paid	(6,654)	(5,534)	(3,884)	(1,022)
Plan settlement	(29,980)	—	—	—

Fair value of plan assets, end of period	$239,064	$100,783	$—	$—

Reconciliation of Funded Status
Funded status of plans	$(76,040)	$(24,976)	$(91,721)	$(23,227)
Unrecognized net loss	—	36,834	—	4,376
Unrecognized prior service costs	—	1,094	—	3,774

Net amount recognized	$(76,040)	$12,952	$(91,721)	$(15,077)

R.H. DONNELLEY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As a result of the Dex Media Merger, we recorded a liability associated with Dex Media’s pension and postretirement plans at fair value as of January 31, 2006 of $119.4 million. Net amounts recognized in the consolidated balance sheets at December 31, 2006 and 2005 were as follows:

		Postretirement
	Pension Plans	Plans
	2006	2006

Current liabilities	$(200)	$(5,525)
Non-current liabilities	(75,840)	(86,196)

Net amount recognized	$(76,040)	$(91,721)

		Postretirement
	Pension Plans	Plans
	2005	2005

Accrued liabilities	$(11,906)	$(15,077)
Intangible asset	1,146	—
Accumulated other comprehensive income	23,712	—

Net amount recognized	$12,952	$(15,077)

The accumulated benefit obligation for all defined benefit pension plans was $289.2 million and $112.7 million at December 31, 2006 and 2005, respectively.

The projected benefit obligation and accumulated benefit obligation for the unfunded PBEP at December 31, 2006 and 2005 was as follows:

	2006	2005

Projected benefit obligation	$5,287	$4,441
Accumulated benefit obligation	$3,323	$2,749

Components of Net Periodic Benefit Expense

The net periodic benefit expense of the pension plans for the years ended December 31, 2006, 2005 and 2004 was as follows:

	2006	2005	2004

Service cost	$13,281	$5,050	$4,147
Interest cost	16,717	6,406	4,661
Expected return on plan assets	(19,203)	(8,363)	(6,680)
Amortization of unrecognized prior service cost	130	133	116
Settlement gain	(982)	—	—
Amortization of unrecognized net loss	2,062	1,326	733

Net periodic benefit expense	$12,005	$4,552	$2,977

R.H. DONNELLEY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The net periodic benefit expense of the postretirement plans for the years ended December 31, 2006, 2005 and 2004 was as follows:

	2006	2005	2004

Service cost	$2,668	$685	$548
Interest cost	4,642	1,195	870
Amortization of unrecognized prior service cost	219	814	172
Amortization of unrecognized net loss	813	175	681

Net periodic benefit expense	$8,342	$2,869	$2,271

Additional Information

	Retirement Plans
	2006	2005	2004

(Decrease) increase in minimum pension liability included in other comprehensive (loss) income	$(7,655)	$23,197	$515

Adoption of SFAS No. 158

Upon the initial implementation of SFAS No. 158 at December 31, 2006, we have recorded all previously unrecognized prior service costs and actuarial gains and losses as a component of accumulated other comprehensive loss. The following table presents the incremental effect of applying SFAS No. 158 on individual line items in the consolidated balance sheet as of December 31, 2006.

	Before		After
	Application	SFAS No. 158	Application
	of SFAS No. 158	Adjustment	of SFAS No. 158

Liability for pension and postretirement benefits	$(155,380)	$(12,381)	$(167,761)
Deferred income taxes	—	(5,145)	—
Accumulated other comprehensive loss, net of tax	$(9,871)	$(8,611)	$(18,482)

The following table presents the amount of previously unrecognized actuarial gains and losses and prior service cost, both currently in accumulated other comprehensive loss, expected to be recognized as net periodic benefit expense in 2007:

	Pension	Postretirement
	Plans	Plans

Previously unrecognized actuarial loss expected to be recognized in 2007	$1,953	$57
Previously unrecognized prior service cost expected to be recognized in 2007	$164	$806

Amounts recognized in accumulated other comprehensive loss at December 31, 2006 consist of:

	Pension	Postretirement
	Plans	Plans

Net actuarial gain (loss)	$25,924	$(355)
Prior service cost	$1,350	$2,894

R.H. DONNELLEY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Assumptions

The following assumptions were used in determining the benefit obligations for the pension plans and postretirement plans:

	2006	2005

Weighted average discount rate	5.90%	5.50%
Rate of increase in future compensation	3.66%	3.66%

The discount rate reflects the current rate at which the pension and postretirement obligations could effectively be settled at the end of the year. In 2006, we adopted the Citigroup Pension Liability Index (the “Index”) as the appropriate discount rate for our defined benefit pension plans. This Index is widely used by companies throughout the United States and is considered to be one of the preferred standards for establishing a discount rate. In 2005, the discount rate was determined using a methodology that discounts the projected plan cash flows to the measurement date using the spot rates provided in the Citigroup Pension Discount Curve. A single discount rate was then computed so that the present value of the benefit cash flows using this single rate equaled the present value computed using the Citigroup Pension Discount Curve. In prior years, discount rates were developed by reference to the Moody’s long-term Aa corporate bond yield at the plan’s measurement date, with consideration of the plan’s duration relative to the duration of the Moody’s Aa corporate bond portfolio.

The following assumptions were used in determining the net periodic benefit expense for the RHD pension plans:

	2006	2005	2004

Weighted average discount rate	5.50%	5.75%	6.00%
Rate of increase in future compensation	3.66%	3.66%	3.66%
Expected return on plan assets	8.25%	8.25%	8.25%

The following assumptions were used in determining the net periodic benefit expense for the Dex Media pension plans:

	July 1, 2006	February 1, 2006
	through	through
	December 31,	June 30,
	2006	2006

Weighted average discount rate	6.25%	5.50%
Rate of increase in future compensation	3.66%	3.66%
Expected return on plan assets	9.00%	9.00%

On July 1, 2006 and thereafter, settlements of Dex Media’s pension plan occurred as defined by SFAS No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Plans and for Termination Benefits.” At that time, lump sum payments to participants exceeded the sum of the service cost plus interest cost component of the net periodic benefit costs for the year. These settlements resulted in the recognition of $1.0 million in actuarial gains. In addition, 2006 pension expense was recomputed based on assumptions as of the settlement date, resulting in an increase in the discount rate from 5.50% to 6.25% based on the Index.

The weighted average discount rate used to determine the net periodic expense for the RHD postretirement plan was 5.50%, 5.75% and 6.00% for 2006, 2005 and 2004, respectively. The weighted average discount rate used to determine net periodic expense for the Dex Media postretirement plan was 5.50% for 2006.

R.H. DONNELLEY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table reflects assumed healthcare cost trend rates used in determining the net periodic benefit expense and benefit obligations for our postretirement plans.

	2006	2005

Healthcare cost trend rate assumed for next year
Under 65	10.0%	10.0%
65 and older	12.0%	12.0%
Rate to which the cost trend rate is assumed to decline
Under 65	5.0%	5.0%
65 and older	5.0%	5.0%
Year ultimate trend rate is reached	2013	2013

Assumed healthcare cost trend rates have a significant effect on the amounts reported for postretirement benefit plans. A one-percent change in the assumed healthcare cost trend rate would have had the following effects at December 31, 2006:

	One Percent Change
	Increase	Decrease

Effect on the aggregate of the service and interest cost components of net periodic postretirement benefit cost (Consolidated Statement of Operations)	$541	$(422)
Effect on accumulated postretirement benefit obligation (Consolidated Balance Sheet)	$4,620	$(3,434)

Plan Assets

The pension plan weighted-average asset allocation at December 31, 2006, by asset category, is as follows:

	RHD Plans		Dex Media Plan
	Plan Assets at	Asset	Plan Assets at	Asset
	December 31, 2006	Allocation	December 31,	Allocation
	and 2005	Target	2006	Target

Equity securities	67%	65%	66%	65%
Debt securities	33%	35%	34%	35%

Total	100%	100%	100%	100%

The plans’ assets are invested in accordance with investment practices that emphasize long-term investment fundamentals. The plans’ investment objective is to achieve a positive rate of return over the long-term from capital appreciation and a growing stream of current income that would significantly contribute to meeting the plans’ current and future obligations. These objectives can be obtained through a well-diversified portfolio structure in a manner consistent with each plan’s investment policy statement.

The plans’ assets are invested in marketable equity and fixed income securities managed by professional investment managers. Plan assets are invested using a combination of active and passive (indexed) investment strategies. The plans’ assets are to be broadly diversified by asset class, investment style, number of issues, issue type and other factors consistent with the investment objectives outlined in each plan’s investment policy statement. The plans’ assets are to be invested with prudent levels of risk and with the expectation that long-term returns will maintain and contribute to increasing purchasing power of the plans’ assets, net of all disbursements, over the long-term.

The plans’ assets in separately managed accounts may not be used for the following purposes: short sales, purchases of letter stock, private placements, leveraged transactions, commodities transactions, option

R.H. DONNELLEY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

strategies, purchases of Real Estate Investment Trusts, investments in some limited partnerships, investments by the managers in their own securities, their affiliates or subsidiaries, investment in futures, use of margin or investments in any derivative not explicitly permitted in each plan’s investment policy statement.

For 2006, 2005 and 2004, we used a rate of 8.25% as the expected long-term rate of return assumption on the plan assets for the RHD pension plans. The basis used for determining this rate was the long-term capital market return forecasts for an asset mix similar to the plans’ asset allocation target of 65% equity securities and 35% debt securities. For 2006, we used a rate of 9.00% as the expected long-term rate of return assumption on the plan assets for the Dex Media pension plan. The basis used for determining this rate also included an opportunity for active management of the assets to add value over the long term. The active management expectation was supported by calculating historical returns for the seven investment managers who actively manage the Dex Media plan’s assets.

Although we review our expected long-term rate of return assumption annually, our plan performance in any one particular year does not, by itself, significantly influence our evaluation. Our assumption is generally not revised unless there is a fundamental change in one of the factors upon which it is based, such as the target asset allocation or long-term capital market return forecasts.

Estimated Future Benefit Payments

The pension plans benefits and postretirement plans benefits expected to be paid in each of the next five fiscal years and in the aggregate for the five fiscal years thereafter are as follows:

			Medicare
	Pension	Postretirement	Part D
	Plans	Plans	Subsidy

2007	$28,224	$5,525	$120
2008	23,253	6,260	153
2009	24,365	6,856	184
2010	25,906	7,469	221
2011	26,426	7,950	262
Years 2012-2016	140,828	42,587	2,004

We expect to make contributions of approximately $16.9 million and $5.5 million to our pension plans and postretirement plans, respectively, in 2007.

Additional Information and Subsequent Events

On August 17, 2006, the Pension Protection Act of 2006 (the “Act”) was signed into law. In general, the Act requires that all single-employer defined benefit plans be fully funded within a seven-year period, beginning in 2008. Some provisions of the Act are effective January 1, 2006; however, most of the new provisions are effective January 1, 2008. The Act replaces the prior rules for funding with a new standard that is based on the plan’s funded status. Funding must be determined using specified interest rates and mortality sums and potential limits on lump sums. Adoption of the new requirements could increase our plans’ liabilities and required contributions in the future; however, this cannot be estimated at this time until further technical guidance is issued.

Effective January 1, 2007, the DonTech Retirement Plan was merged with and into the RHD Retirement Plan. The merger of these plans streamlines our administrative processes but does not materially impact our financial statements.

R.H. DONNELLEY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.	Commitments

We lease office facilities and equipment under operating leases with non-cancelable lease terms expiring at various dates through 2017. Rent and lease expense for 2006, 2005 and 2004 was $25.3 million, $10.0 million and $11.6 million, respectively. The future non-cancelable minimum rental payments applicable to operating leases at December 31, 2006 are:

2007	$24,466
2008	23,131
2009	18,993
2010	13,843
2011	11,319
Thereafter	34,241

Total	$125,993

In connection with the AT&T Directory Acquisition, we entered into an Internet Yellow Pages reseller agreement whereby we are obligated to pay AT&T $15.4 million over the 5-year term of the agreement. In connection with our software system modernization and on-going support services related to the Amdocs software system, we are obligated to pay Amdocs $88.6 million over the periods 2007 through 2010. In conjunction with the Dex Media Merger, we are obligated to pay Qwest approximately $17.2 million over the years 2007 through 2009 for certain information technology, communications and billing and collection services.

13.	Legal Proceedings

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

Based on our review of the latest information available, we believe our ultimate liability in connection with pending legal proceedings, including the tax matters described below, will not have a material adverse effect on our results of operations, cash flows or financial position, as described below. No material amounts have been accrued in our consolidated financial statements with respect to any of these matters.

Tax matters:  In order to understand our potential exposure under the tax matter described below, you need to understand the relationship between us and D&B, and certain of our predecessors and affiliates that, through various corporate reorganizations and contractual commitments, have assumed varying degrees of responsibility with respect to such matters.

In November 1996, the company then known as The Dun & Bradstreet Corporation separated through a spin-off (“1996 Distribution) into three separate public companies: The Dun and Bradstreet Corporation, ACNielsen Corporation (“ACNielsen”), and Cognizant Corporation (“Cognizant”). In June 1998, The Dun & Bradstreet Corporation separated through a spin-off (“1998 Distribution”) into two separate public companies: R.H. Donnelley Corporation (formerly The Dun & Bradstreet Corporation) and a new company that changed its name to The Dun & Bradstreet Corporation. Later in 1998, Cognizant separated through a spin-off

R.H. DONNELLEY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(“Cognizant Distribution”) into two separate public companies: IMS Health Incorporated (“IMS”), and Nielsen Media Research, Inc. (“NMR”). In September 2000, The Dun & Bradstreet Corporation separated into two separate public companies: Moody’s Corporation, (“Moody’s”) (formerly The Dun & Bradstreet Corporation), and a new company that changed its name to The Dun & Bradstreet Corporation. As a result of the form of R.H. Donnelley Corporation’s separation from The Dun & Bradstreet Corporation in 1998, we are the corporate successor of and technically the defendant and taxpayer referred to below as D&B with respect to any matter accruing prior to September 30, 1998.

D&B entered into global tax-planning initiatives in the normal course of its business, primarily through tax-free restructurings of both its foreign and domestic operations. The Internal Revenue Service (“IRS”) has from time to time challenged certain tax positions taken by D&B. We have previously reported our limited involvement in and exposure to several of these legacy tax matters, although all but one of them have been settled with the IRS with no liability to us. The one remaining legacy tax matter is described below under “Amortization and Royalty Expense Deductions/Royalty Income — 1997-1998.”

Pursuant to a series of tax sharing and other agreements (collectively, “Tax Sharing Agreements”) relating to the spin-offs and separations referred to above, D&B and Moody’s are jointly and severally liable for all amounts resulting from the matters summarized below under “Amortization and Royalty Expense Deductions/Royalty Income — 1997-1998.” Only if D&B and Moody’s were unable to bear all or a part of these liabilities, would we be liable, and then only to the extent that both of them could not satisfy their joint and several indemnity obligations to us.

Amortization and Royalty Expense Deductions/Royalty Income — 1997 — 1998

Beginning in the fourth quarter of 2003, D&B received (on our behalf) several notices from the IRS asserting that, among other things not relevant to us:

•	certain amortization expense deductions related to a 1997 partnership transaction and claimed by D&B on tax returns for 1997 and 1998 should be disallowed;

•	deductions claimed on 1997 and 1998 tax returns for royalties paid to the partnership should be disallowed; and

•	the entire amount of royalties so received by the partnership should be included in the royalty income of D&B, including the portions of the royalties that had been allocated to third-party partners in the partnership and thus included in their taxable incomes.

We understand that D&B protested these proposed adjustments with the IRS on a timely basis. We also understand that D&B believes that the IRS’ stated positions with respect to the treatment of the royalty expense and royalty income are mutually inconsistent, making it unlikely that the IRS will prevail on both of the positions. We also understand that D&B nonetheless believes that the IRS may seek to issue notices with respect to both of these inconsistent positions.

We understand that D&B estimates that its additional tax liability as a result of the disallowance of the 1997 and 1998 amortization deductions could be up to $45.8 million (tax, interest and penalties, net of tax benefits). In the event the IRS were to prevail on both positions with respect to the royalty expense and royalty income, which D&B believes unlikely, D&B estimates that the additional tax liability to it as a result of the disallowance of the 1997 and 1998 royalty expense deductions and the inclusion of the reallocated royalty income for all relevant years could be up to $157.6 million (tax, interest and penalties, net of tax benefits), which would be in addition to the $45.8 million noted above related to the amortization expense deduction.

We understand that D&B is attempting to resolve these matters with the IRS before proceeding to litigation, if necessary. If D&B were to challenge, at any time, any of these IRS positions for years 1997 and 1998 in U.S. District Court or the U.S. Court of Federal Claims, rather than in U.S. Tax Court, the disputed

R.H. DONNELLEY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

amounts for each applicable year would need to be paid in advance for the Court to have jurisdiction over the case.

While we cannot assure you as to the outcome of this legacy tax matter, management presently believes that D&B and Moody’s have sufficient financial resources and borrowing capacity to satisfy their respective indemnity obligations to us. Therefore, management presently believes that the ultimate resolution of this legacy tax matter would not have a material adverse effect on the Company’s results of operations, cash flows or financial condition.

Other Matters:  The Company is exposed to potential defamation and breach of privacy claims arising from our publication of directories and our methods of collecting, processing and using advertiser and telephone subscriber data. If such data were determined to be inaccurate or if data stored by us were improperly accessed and disseminated by us or by unauthorized persons, the subjects of our data and users of the data we collect and publish could submit claims against the Company. Although to date we have not experienced any material claims relating to defamation or breach of privacy, we may be party to such proceedings in the future that could have a material adverse effect on our business.

Based on our review of the latest information available, we believe our ultimate liability in connection with pending or threatened legal proceedings will not have a material adverse effect on our results of operations, cash flows or financial position. No material amounts have been accrued in our consolidated financial statements with respect to any of such matters.

14.	Business Segments

Management reviews and analyzes its business of publishing yellow pages directories and related local commercial search as one operating segment.

15.	Guarantees

R.H. Donnelley Inc. is a direct wholly-owned subsidiary of the Company and the issuer of the Senior Notes and Subordinated Notes. The Company and the direct and indirect 100% owned subsidiaries of R.H. Donnelley Inc. jointly and severally, fully and unconditionally, guarantee these debt instruments. RHD’s debt instruments are not guaranteed by any of its subsidiaries. At December 31, 2006, R.H. Donnelley Inc.’s direct wholly-owned subsidiaries were R.H. Donnelley Publishing & Advertising, Inc., R.H. Donnelley APIL, Inc., DonTech Holdings, LLC, The DonTech II Partnership, R.H. Donnelley Publishing & Advertising of Illinois Holdings, LLC, R.H. Donnelley Publishing & Advertising of Illinois Partnership and Get Digital Smart.com Inc. Dex Media and Local Launch are direct wholly-owned subsidiaries of the Company and do not guarantee any debt instruments of RHD or RHDI. In addition, the Company, RHDI and Local Launch do not guarantee any debt instruments of Dex Media or its direct wholly-owned subsidiaries. The financial results of Dex Media and its subsidiaries and Local Launch are presented in the tables below under the heading Non-Guarantor Subsidiaries for the year ended December 31, 2006.

The following condensed consolidating financial statements should be read in conjunction with the consolidated financial statements of the Company.

In general, substantially all of the net assets of the Company and its subsidiaries are restricted from being paid as dividends to any third party, and our subsidiaries are restricted from paying dividends, loans or advances to R.H. Donnelley Corporation with very limited exceptions, under the terms of our credit facilities. See Note 5, “Long-Term Debt, Credit Facilities and Notes,” for a further description of our debt instruments.

R.H. DONNELLEY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

R.H. Donnelley Corporation

Condensed Consolidating Balance Sheet
December 31, 2006

	R.H.					Consolidated
	Donnelley	R.H.				R.H.
	Corporation	Donnelley Inc.	Guarantor	Non-Guarantor		Donnelley
	(Parent)	(Issuer)	Subsidiaries	Subsidiaries	Eliminations	Corporation

Assets
Cash and cash equivalents	$122,565	$1,606	$3,299	$28,779	$—	$156,249
Accounts receivable, net	—	—	441,962	606,289	—	1,048,251
Deferred directory costs	—	—	67,204	144,618	—	211,822
Prepaid and other current assets	9,485	22,908	27,109	76,159	(19,758)	115,903

Total current assets	132,050	24,514	539,574	855,845	(19,758)	1,532,225
Investment in subsidiaries	4,507,776	1,620,213	—	—	(6,127,989)	—
Fixed assets and computer software, net	7,258	80,949	7,127	64,028	—	159,362
Other non-current assets	148,066	74,485	2,212	19,705	(102,849)	141,619
Intercompany notes receivable	—	2,102,997	(2,102,997)	—	—	—
Intangible assets, net	—	—	2,755,624	8,722,372	—	11,477,996
Goodwill	—	—	315,560	2,520,706	—	2,836,266

Total assets	$4,795,150	$3,903,158	$1,517,100	$12,182,656	$(6,250,596)	$16,147,468

Liabilities and Shareholders’ Equity
Accounts payable and accrued liabilities	$8,483	$35,668	$36,942	$88,397	$—	$169,490
Accrued interest	90,971	11,950	—	76,498	—	179,419
Deferred directory revenue	—	—	439,100	758,696	—	1,197,796
Short-term deferred income taxes, net	—	52,036	48,907	—	(21,061)	79,882
Current portion of long-term debt	—	112,200	—	270,431	—	382,631

Total current liabilities	99,454	211,854	524,949	1,194,022	(21,061)	2,009,218
Intercompany, net	413,098	421,302	(858,320)	10,986	12,934	—
Long-term debt	2,451,873	2,442,269	—	5,126,379	—	10,020,521
Deferred income taxes, net	—	113	204,320	1,994,636	(99,967)	2,099,102
Other long-term liabilities	9,969	52,366	25,938	124,111	(14,513)	197,871
Shareholders’ equity	1,820,756	775,254	1,620,213	3,732,522	(6,127,989)	1,820,756

Total liabilities and shareholders’ equity	$4,795,150	$3,903,158	$1,517,100	$12,182,656	$(6,250,596)	$16,147,468

R.H. DONNELLEY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

R.H. Donnelley Corporation

Condensed Consolidating Balance Sheet
December 31, 2005

	R.H.				Consolidated
	Donnelley	R.H.			R.H.
	Corporation	Donnelley Inc.	Guarantor		Donnelley
	(Parent)	(Issuer)	Subsidiaries	Eliminations	Corporation

Assets
Cash and cash equivalents	$830	$2,703	$4,260	$—	$7,793
Accounts receivable, net	—	—	451,591	—	451,591
Deferred directory costs	—	—	67,686	—	67,686
Prepaid and other current assets	—	27,520	52,327	(32,433)	47,414

Total current assets	830	30,223	575,864	(32,433)	574,484
Investment in subsidiaries	662,971	1,514,314	—	(2,177,285)	—
Fixed assets and computer software, net	—	50,059	5,628	—	55,687
Other non-current assets	12,197	186,616	1,669	(108,949)	91,533
Intercompany receivable		24,919	213,545	(238,464)	—
Intercompany notes receivable	—	1,789,436	—	(1,789,436)	—
Intangible assets, net	—	—	2,833,200	—	2,833,200
Goodwill	—	—	319,014	—	319,014

Total assets	$675,998	$3,595,567	$3,948,920	$(4,346,567)	$3,873,918

Liabilities, Preferred Stock and Shareholders’ (Deficit) Equity
Accounts payable, accrued liabilities and accrued interest	$8,780	$48,698	$32,103	$(20)	$89,561
Deferred directory revenue	—	—	457,721	—	457,721
Short-term deferred income taxes, net	—	42,351	80,616	(31,784)	91,183
Current portion of long-term debt	—	100,234	—	—	100,234

Total current liabilities	8,780	191,283	570,440	(31,804)	738,699
Long-term debt	300,000	2,678,615	—	—	2,978,615
Intercompany notes payable	331,840	—	—	(331,840)	—
Non-current intercompany payable	—	—	1,789,436	(1,789,436)	—
Deferred income taxes, net	(7,356)	19,428	50,346	(2,853)	59,565
Other long-term liabilities	—	43,270	24,384	(13,349)	54,305
Redeemable convertible preferred stock	334,149	—	—	—	334,149
Shareholders’ (deficit) equity	(291,415)	662,971	1,514,314	(2,177,285)	(291,415)

Total liabilities, preferred stock and shareholders’ (deficit) equity	$675,998	$3,595,567	$3,948,920	$(4,346,567)	$3,873,918

R.H. DONNELLEY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

R.H. Donnelley Corporation

Condensed Consolidating Statement of Operations
For the Year Ended December 31, 2006

	R.H.					Consolidated
	Donnelley	R.H.				R.H.
	Corporation	Donnelley Inc.	Guarantor	Non-Guarantor		Donnelley
	(Parent)	(Issuer)	Subsidiaries	Subsidiaries	Eliminations	Corporation

Net revenue	$—	$—	$1,037,862	$859,256	$(1,197)	$1,895,921
Expenses	1,641	76,533	506,256	872,474	(3,809)	1,453,095
Partnership and equity income	(115,216)	199,469	—	—	(84,253)	—

Operating (loss) income	(116,857)	122,936	531,606	(13,218)	(81,641)	442,826
Interest expense, net	(194,911)	(34,976)	(159,275)	(375,893)	—	(765,055)
Other income (loss)	—	—	(1,170)	—	1,170	—

Pre-tax (loss) income	(311,768)	87,960	371,161	(389,111)	(80,471)	(322,229)
(Benefit) provision for income taxes	(74,064)	(38,312)	171,692	(147,623)	3,782	(84,525)

Net (loss) income	(237,704)	126,272	199,469	(241,488)	(84,253)	(237,704)
Preferred dividend	1,974	—	—	—	—	1,974
Gain on repurchase of preferred stock	(31,195)	—	—	—	—	(31,195)

(Loss) income available to common shareholders	$(208,483)	$126,272	$199,469	$(241,488)	$(84,253)	$(208,483)

R.H. DONNELLEY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

R.H. Donnelley Corporation

Condensed Consolidating Statement of Operations
For the Year Ended December 31, 2005

	R.H.				Consolidated
	Donnelley	R.H.			R.H.
	Corporation	Donnelley Inc.	Guarantor		Donnelley
	(Parent)	(Issuer)	Subsidiaries	Eliminations	Corporation

Net revenue	$—	$—	$956,631	$—	$956,631
Expenses	38	117,929	543,989	(80,566)	581,390
Partnership and equity income	80,849	156,788	—	(237,637)	—

Operating income	80,811	38,859	412,642	(157,071)	375,241
Interest expense, net	(20,634)	(70,025)	(173,873)	—	(264,532)
Intercompany dividend income and minority interest (expense)	—	83,708	(939)	(82,769)	—

Pre-tax income	60,177	52,542	237,830	(239,840)	110,709
Provision (benefit) for income taxes	(7,356)	(28,307)	81,042	(2,203)	43,176

Net income	67,533	80,849	156,788	(237,637)	67,533
Preferred dividend	11,708	—	—	—	11,708
Loss on repurchase of preferred stock	133,681	—	—	—	133,681
Accretion of preferred stock to redemption value	211,020	—	—	—	211,020

(Loss) income available to common shareholders	$(288,876)	$80,849	$156,788	$(237,637)	$(288,876)

R.H. DONNELLEY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

R.H. Donnelley Corporation

Condensed Consolidating Statement of Operations
For the Year Ended December 31, 2004

	R.H.
	Donnelley	R.H.			Consolidated
	Corporation	Donnelley Inc.	Guarantor		R.H. Donnelley
	(Parent)	(Issuer)	Subsidiaries	Eliminations	Corporation

Net revenue	$—	$12,980	$638,361	$(48,225)	$603,116
Expenses	—	44,282	393,279	(48,226)	389,335
Partnership and equity income	70,312	76,189	65,190	(133,724)	77,967

Operating income	70,312	44,887	310,272	(133,723)	291,748
Interest expense, net	—	17,841	(193,371)	—	(175,530)
Other income	—	22	(22)	—	—

Pre-tax income	70,312	62,750	116,879	(133,723)	116,218
Provision (benefit) for income taxes	—	(7,562)	53,468	—	45,906

Net income	70,312	70,312	63,411	(133,723)	70,312
Preferred dividend	21,791	—	—	—	21,791

Income available to common shareholders	$48,521	$70,312	$63,411	$(133,723)	$48,521

R.H. DONNELLEY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

R.H. Donnelley Corporation

Condensed Consolidating Statement of Cash Flows
For the Year Ended December 31, 2006

	R.H.					Consolidated
	Donnelley	R.H.				R.H.
	Corporation	Donnelley Inc.	Guarantor	Non-Guarantor		Donnelley
	(Parent)	(Issuer)	Subsidiaries	Subsidiaries	Eliminations	Corporation

Cash flow from operating activities	$37,777	$(36,252)	$(342,348)	$431,046	$678,086	$768,309
Cash flow from investing activities:
Additions to fixed assets and computer software	(6,389)	(44,208)	(2,995)	(24,951)	—	(78,543)
Acquisitions, net of cash received	(1,768,626)	—	—	—	(132,840)	(1,901,466)

Net cash flow used in investing activities	(1,775,015)	(44,208)	(2,995)	(24,951)	(132,840)	(1,980,009)
Cash flow from financing activities:
Proceeds from issuance of debt, net of costs	2,079,005	—	—	—	—	2,079,005
Repurchase of redeemable convertible preferred stock and redemption of purchase rights	(336,819)	—	—	—	—	(336,819)
Debt repayments	—	—	—	(436)	—	(436)
Increase in checks not yet presented for payment	505	(428)	276	6,812	—	7,165
Borrowings under Credit Facilities	—	(1,397)	—	443,181	(6,408)	435,376
Credit Facilities repayments and note repurchases	—	(274,781)	—	(596,706)	2,915	(868,572)
Revolver borrowings	—	367,300	—	567,600	—	934,900
Revolver repayments	—	(316,900)	—	(552,100)	—	(869,000)
Proceeds from employee stock option exercises	31,665	—	—	—	—	31,665
Repurchase of warrants	(53,128)	—	—	—	—	(53,128)
Intercompany Debt	—	215,569	434,106	—	(649,675)	—
Dividends to Parent	137,745	90,000	(90,000)	(265,745)	128,000	—

Net cash flow from financing activities	1,858,973	79,363	344,382	(397,394)	(525,168)	1,360,156

Change in cash	121,735	(1,097)	(961)	8,701	20,078	148,456
Cash at beginning of year	830	2,703	4,260	20,078	(20,078)	7,793

Cash at end of year	$122,565	$1,606	$3,299	$28,779	$—	$156,249

R.H. DONNELLEY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

R.H. Donnelley Corporation

Condensed Consolidating Statement of Cash Flows
For the Year Ended December 31, 2005

	R.H.				Consolidated
	Donnelley	R.H.			R.H.
	Corporation	Donnelley Inc.	Guarantor		Donnelley
	(Parent)	(Issuer)	Subsidiaries	Eliminations	Corporation

Cash flow from operations	$(11,219)	$(17,459)	$420,730	$—	$392,052
Cash flow from investing activities Additions to fixed assets and computer software	—	(30,803)	(802)	—	(31,605)
Acquisitions	(6,450)	—	—	—	(6,450)
Intercompany notes	—	111,840	(308,575)	196,735	—

Net cash flow used in investing activities	(6,450)	81,037	(309,377)	196,735	(38,055)

Cash flow from financing activities:
Proceeds from issuance of debt, net of costs	293,439	—	—	—	293,439
Repurchase of redeemable convertible preferred stock	(277,197)	—	—	—	(277,197)
Debt repayments	—	(317,066)	—	—	(317,066)
Increase in checks not yet presented for payment	—	1,760	—	—	1,760
Additional borrowings under Credit Facility	—	341,417	—	—	341,417
Credit Facility repayments	—	(345,227)	—	—	(345,227)
Call premium	—	(25,268)	—	—	(25,268)
Revolver borrowings	—	268,000	—	—	268,000
Revolver repayments	—	(304,200)	—	—	(304,200)
Proceeds from employee stock option exercises	7,383	—	—	—	7,383
Intercompany notes and other	(5,126)	313,701	(111,840)	(196,735)	—

Net cash flow used in financing activities	18,499	(66,883)	(111,840)	(196,735)	(356,959)

Change in cash	830	(3,305)	(487)	—	(2,962)
Cash at beginning of year	—	6,008	4,747	—	10,755

Cash at end of year	$830	$2,703	$4,260	$—	$7,793

R.H. DONNELLEY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

R.H. Donnelley Corporation

Condensed Consolidating Statement of Cash Flows
For the Year Ended December 31, 2004

	R.H.				Consolidated
	Donnelley	R.H.			R.H.
	Corp.	Donnelley Inc.	Guarantor		Donnelley
	(Parent)	(Issuer)	Subsidiaries	Eliminations	Corporation

Cash flow from operations	$—	$294,901	$111,402	$—	$406,303
Cash flow from investing activities Additions to fixed assets and computer software	—	(14,919)	(3,094)	—	(18,013)
Acquisitions	—	(1,413,620)	—	—	(1,413,620)
Other	(7,457)	111,840	7,457	(111,840)	—

Net cash flow used in investing activities	(7,457)	(1,316,699)	4,363	(111,840)	(1,431,633)

Cash flow from financing activities Proceeds from debt	—	1,464,447	—	—	1,464,447
Debt repayments	—	(442,624)	(111,840)	111,840	(442,624)
Other	7,457	(917)	—	—	6,540

Net cash flow from financing activities	7,457	1,020,906	(111,840)	111,840	1,028,363

Change in cash	—	(892)	3,925	—	3,033
Cash at beginning of year	—	6,900	822	—	7,722

Cash at end of year	$—	$6,008	$4,747	$—	$10,755

R.H. DONNELLEY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

16.	Valuation and Qualifying Accounts

		Net Addition
		to Allowances
		from Dex
		Media Merger	Net Additions
	Balance at	& AT&T	Charged To	Write-offs	Balance at
	Beginning of	Directory	Revenue and	and Other	End of
	Period	Acquisition	Expense	Deductions	Period

Allowance for Doubtful Accounts and Sales Claims
For the year ended December 31, 2006	$27,328	57,353	116,330	(158,059)	$42,952
For the year ended December 31, 2005	$33,093	—	54,921	(60,686)	$27,328
For the year ended December 31, 2004	$11,956	25,788	32,339	(36,990)	$33,093
Deferred Tax Asset Valuation Allowance
For the year ended December 31, 2006	$6,148	13,103	—	(171)	$19,080
For the year ended December 31, 2005	$6,148	—	—	—	$6,148
For the year ended December 31, 2004	$5,738	—	410	—	$6,148

17.	Quarterly Information (unaudited)

	Three Months Ended
	March 31	June 30	September 30	December 31

2006
Net revenue(1)	$320,479	$432,350	$524,191	$618,901
Operating income(2)	38,067	73,395	144,587	186,777
Net loss	(71,718)	(79,827)	(35,385)	(50,774)
Preferred dividend(3)	1,974	—	—	—
Gain on repurchase of preferred stock(3)	(31,195)	—	—	—
Loss available to common shareholders	(42,497)	(79,827)	(35,385)	(50,774)
Basic and diluted loss per share	$(0.76)	$(1.15)	$(0.51)	$(0.72)

	Three Months Ended
	March 31	June 30	September 30	December 31

2005
Net revenue(1)	$207,339	$232,967	$255,214	$261,111
Operating income(2)	70,197	91,030	102,732	111,282
Net income	7,747	20,023	27,147	12,616
Preferred dividend	3,319	2,919	2,977	2,493
Loss on repurchase of preferred stock(3)	133,681	—	—	—
Accretion of preferred stock to redemption value(3)	—	—	—	211,020
(Loss) income available to common shareholders	(129,253)	17,104	24,170	(200,897)
Basic (loss) earnings per share	$(4.10)	$0.46	$0.65	$(6.30)
Diluted (loss) earnings per share	$(4.10)	$0.44	$0.62	$(6.30)

R.H. DONNELLEY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(1)	Revenue from the sale of advertising is recognized under the deferral and amortization method, whereby revenue from advertising sales is initially deferred when a directory is published and recognized ratably over the life of the directory. Due to purchase accounting rules, we were not able to recognize any revenue from directories published by the Dex Media Business or the AT&T Directory Business prior to each acquisition or for any directories published in the months the acquisitions were completed.

(2)	Similar to the deferral and amortization method of revenue recognition, certain costs directly related to the selling and production of directories are initially deferred and recognized ratably over the life of the directory. Due to purchase accounting rules, we were not able to recognize any expenses from directories published by the Dex Media Business or the AT&T Directory Business prior to each acquisition or for any directories published in the months the acquisitions were completed.

(3)	On January 14, 2005, we repurchased 100,303 shares of our outstanding Preferred Stock from the GS Funds for $277.2 million in cash. In connection with the Preferred Stock repurchase, we recorded an increase to loss available to common shareholders on the consolidated statement of operations of $133.7 million to reflect the loss on the repurchase of these shares for the three months ended March 31, 2005. On January 27, 2006 we repurchased the remaining 100,301 shares of our outstanding Preferred Stock from the GS Funds for $336.1 million in cash, including accrued cash dividends and interest pursuant to the terms of the Stock Purchase Agreement. Based on the terms of the Stock Purchase Agreement, the repurchase of the Preferred Stock became a probable event on October 3, 2005, requiring the recorded value of the Preferred Stock to be accreted to its redemption value of $334.1 million at December 31, 2005, and as a result of the GS Repurchase, $336.1 million at January 27, 2006. The accretion to redemption value of $211.0 million and $2.0 million (which represented accrued dividends and interest) for the quarters ended December 31, 2005 and March 31, 2006, respectively, has been recorded as an increase to loss available to common shareholders on the consolidated statements of operations. In conjunction with the GS Repurchase, we also reversed the previously recorded BCF related to these shares and recorded a decrease to loss available to common shareholders on the consolidated statements of operations of approximately $31.2 million for the quarter ended March 31, 2006.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

On March 31, 2006, RHD’s Audit and Finance Committee of the Board of Directors (the “Committee”) dismissed PricewaterhouseCoopers LLP as the Company’s principal independent registered public accounting firm. Effective March 31, 2006, the Committee appointed KPMG LLP as the Company’s principal independent registered public accounting firm for the fiscal year ended December 31, 2006. For additional information regarding this matter, please refer to our Current Report on Form 8-K filed with the SEC on April 6, 2006. There have been no disagreements with either of the Company’s principal independent registered public accounting firms for the two-year period ended December 31, 2006.

ITEM 9A.	CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures.  Based on their evaluation, as of December 31, 2006, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended), the principal executive officer and principal financial officer of the Company have each concluded that such disclosure controls and procedures are effective and sufficient to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

ITEM 9B.	OTHER INFORMATION.

None

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Information in response to this Item is incorporated herein by reference to the sections entitled “Board of Directors” and “Other Information — Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s Proxy Statement to be filed on or prior to April 30, 2007 with the Securities and Exchange Commission, except that “Executive Officers of the Registrant” in Item 1 of this Annual Report responds to Item 401(b), (d) and (e) of Regulation S-K with respect to executive officers. The Company has adopted a code of ethics that applies to the Principal Executive Officer, Principal Financial Officer and the Principal Accounting Officer that has been filed as an exhibit to this Report and is available on our website at www.rhd.com, or you may request a copy at the address on the cover page of this Annual Report on Form 10-K free of charge.

ITEM 11.	EXECUTIVE COMPENSATION.

Information in response to this Item is incorporated herein by reference to the section entitled “Director and Executive Compensation” in the Company’s Proxy Statement to be filed on or prior to April 30, 2007 with the Securities and Exchange Commission.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Information in response to this Item is incorporated herein by reference to the section entitled “Security Ownership of Certain Beneficial Owners and Management” in the Company’s Proxy Statement to be filed on or prior to April 30, 2007 with the Securities and Exchange Commission, except that “Equity Compensation Plan Information” in Item 5 of this Report responds to Item 201(d) of Regulation S-K.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Information in response to this Item is incorporated herein by reference to the sections entitled “Board of Directors” and “Compensation Committee Interlocks and Insider Participation; Certain Relationships and Related Party Transactions” in the Company’s Proxy Statement to be filed on or prior to April 30, 2007 with the Securities and Exchange Commission.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Information in response to this Item is incorporated herein by reference to the sections entitled “Board of Directors-Committees of the Board of Directors — Audit and Finance Committee” and “— Report of the Audit and Finance Committee on Financial Reporting-Fees” in the Company’s Proxy Statement to be filed on or prior to April 30, 2007 with the Securities and Exchange Commission.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(A)(1) and (2) — List of financial statements and financial statement schedules

The following consolidated financial statements of the Company are included under Item 8:

Management’s Annual Report on Internal Control Over Financial Reporting
Reports of Independent Registered Public Accounting Firms
Consolidated Balance Sheets at December 31, 2006 and 2005
Consolidated Statements of Operations and Comprehensive (Loss) Income for the three years ended December 31, 2006
Consolidated Statements of Cash Flows for the three years ended December 31, 2006
Consolidated Statements of Changes in Shareholders’ Equity (Deficit) for the three years ended December 31, 2006
Notes to Consolidated Financial Statements

Financial statement schedules for the Company have not been prepared because the required information has been included in the Company’s consolidated financial statements included in Item 8 of this Annual Report.

(C) Exhibits:

Exhibit No.		Document

2	.1#	Agreement and Plan of Merger, dated as of October 3, 2005, by and among the Company, Dex Media, Inc. and Forward Acquisition Corp. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 6, 2005, Commission File No. 001-07155)
3.1		Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q for the three months ended March 31, 1999, filed with the Securities and Exchange Commission on May 14, 1999 Commission File No. 001-07155)
3.2		Third Amended and Restated By-laws of the Company (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 21, 2006, Commission File No. 001-07155)
4.1		Indenture, dated as of December 3, 2002, between R.H. Donnelley Inc. (as successor to R.H. Donnelley Finance Corporation I), as Issuer, and The Bank of New York, as Trustee, with respect to the 8.875% Senior Notes due 2010 (incorporated by reference to Exhibit 4.13 to the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 20, 2003, Commission File No. 001-07155)
4.2		Form of 8.875% Senior Notes due 2010 (included in Exhibit 4.1)
4.3		Supplemental Indenture, dated as of January 3, 2003, among R.H. Donnelley Inc., as Issuer, the Company and the other guarantors signatory thereto, as Guarantors, and The Bank of New York, as Trustee, with respect to the 8.875% Senior Notes due 2010 of R.H. Donnelley Inc. (incorporated by reference to Exhibit 4.14 to the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 20, 2003, Commission File No. 001-07155)
4.4		Second Supplemental Indenture, dated as of September 1, 2004, by and among R.H. Donnelley Inc., the guarantors party thereto and The Bank of New York, as Trustee, with respect to the 8.875% Senior Notes due 2010 of R.H. Donnelley Inc. (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 3, 2004, Commission File No. 001-07155)
4.5		Third Supplemental Indenture, dated as of December 6, 2005, among R.H. Donnelley Inc., as Issuer, the Company and the subsidiary guarantors named therein, as Guarantors, and The Bank of New York, as Trustee, with respect to the 8.875% Senior Notes due 2010 of R.H. Donnelley Inc. (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 20, 2005, Commission File No. 001-07155)
4.6		Guarantees relating to the 8.875% Senior Notes due 2010 (incorporated by reference to Exhibit 4.16 to the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 20, 2003, Commission File No. 001-07155)
4.7		Senior Guarantees relating to Second Supplemental Indenture to the Indenture governing the 8.875% Senior Notes due 2010 (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 3, 2004, Commission File No. 001-07155)
4.8		Indenture, dated as of December 3, 2002, between R.H. Donnelley Inc. (as successor to R.H. Donnelley Finance Corporation I), as Issuer, and The Bank of New York, as Trustee, with respect to the 10.875% Senior Subordinated Notes due 2012 (incorporated by reference to Exhibit 4.17 to the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 20, 2003, Commission File No. 001-07155)
4.9		Form of 10.875% Senior Subordinated Notes due 2012 (included in Exhibit 4.8)
4.10		Supplemental Indenture, dated as of January 3, 2003, among R.H. Donnelley Inc., as Issuer, the Company and the other guarantors signatory thereto, as Guarantors, and The Bank of New York, as Trustee, with respect to the 10.875% Senior Subordinated Notes due 2012 (incorporated by reference to Exhibit 4.18 to the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 20, 2003, Commission File No. 001-07155)

Exhibit No.	Document

4.11	Second Supplemental Indenture, dated as of January 9, 2004, among R.H. Donnelley Inc., as Issuer, the Company and other guarantors signatory thereto, as Guarantors, and The Bank of New York, as Trustee, with respect to the 10.875% Senior Subordinated Notes due 2012 (incorporated by reference to Exhibit 4.21 to the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 12, 2004, Commission File No. 001-07155)
4.12	Third Supplemental Indenture, dated as of September 1, 2004, among R.H. Donnelley Inc., and the guarantors party thereto, as Guarantors, and The Bank of New York, as Trustee, with respect to the 10.875% Senior Subordinated Notes due 2012 of R.H. Donnelley Inc. (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 3, 2004, Commission File No. 001-07155)
4.13	Guarantees relating to the 10.875% Senior Subordinated Notes due 2012 (incorporated by reference to Exhibit 4.20 to the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 20, 2003, Commission File No. 001-07155)
4.14	Senior Subordinated Guarantees relating to the Third Supplemental Indenture to the Indenture governing the 10.875% Notes due 2012 (incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 3, 2004, Commission File No. 001-07155)
4.15	Indenture, dated as of November 10, 2003, between Dex Media, Inc. and U.S. Bank National Association, as Trustee, with respect to the 8% Notes due 2013 (incorporated by reference to Exhibit 4.1 to Dex Media, Inc.’s Registration Statement on Form S-4, filed with the Securities and Exchange Commission on April 14, 2004, Commission File No. 333-114472)
4.16	Form of 8% Notes due 2013 (included in Exhibit 4.15)
4.17	Supplemental Indenture, dated as of January 31, 2006, between Dex Media, Inc. (f/k/a Forward Acquisition Corp.) and U.S. Bank National Association, as Trustee, with respect to Dex Media, Inc.’s 8% Notes due 2013 (incorporated by reference to Exhibit 4.1 to Dex Media, Inc.’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 6, 2006, Commission File No. 333-131626)
4.18	Indenture, dated November 10, 2003, between Dex Media, Inc. and U.S. Bank National Association, as Trustee, with respect to Dex Media, Inc.’s 9% Discount Notes due 2013 (incorporated by reference to Exhibit 4.3 to Dex Media, Inc.’s Registration Statement on Form S-4, filed with the Securities and Exchange Commission on April 14, 2004, Commission File No. 333-114472)
4.19	Form of 9% Discount Notes due 2013 (included in Exhibit 4.18)
4.20	Supplemental Indenture, dated as of January 31, 2006, between Dex Media, Inc. (f/k/a Forward Acquisition Corp.) and U.S. Bank National Association, as Trustee, with respect to Dex Media, Inc.’s 9% Discount Notes due 2013 (incorporated by reference to Exhibit 4.2 to Dex Media, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 6, 2006, Commission File No. 333-131626)
4.21	Indenture, dated February 11, 2004, between Dex Media, Inc. and U.S. Bank National Association, as Trustee with respect to Dex Media, Inc.’s 9% Discount Notes due 2013 (incorporated by reference to Exhibit 4.5 to Dex Media, Inc.’s Registration Statement on Form S-4, filed with the Securities and Exchange Commission on April 14, 2004, Commission File No. 333-114472)
4.22	Form of 9% Discount Notes due 2013 (included in Exhibit 4.21)
4.23	Supplemental Indenture, dated as of January 31, 2006, between Dex Media, Inc. (f/k/a Forward Acquisition Corp.) and U.S. Bank National Association, as Trustee, with respect to Dex Media, Inc.’s 9% Discount Notes due 2013 (incorporated by reference to Exhibit 4.3 to Dex Media, Inc.’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 6, 2006, Commission File No. 333-131626)

Exhibit No.		Document

4.24		Indenture, dated November 8, 2002, among Dex Media East LLC, Dex Media East Finance Co. and U.S. Bank National Association, as Trustee, with respect to Dex Media East LLC’s 9 7/8% Senior Notes due 2009 (incorporated by reference to Exhibit 4.7 to Dex Media, Inc.’s Registration Statement on Form S-4, filed with the Securities and Exchange Commission on April 14, 2004, Commission File No. 333-114472)
4.25		Form of 9 7/8% Senior Notes due 2009 (included in Exhibit 4.24)
4.26		Indenture, dated November 8, 2002, among Dex Media East LLC, Dex Media East Finance Co. and U.S. Bank National Association, as Trustee, with respect to Dex Media East LLC’s 12 1/8% Senior Subordinated Notes due 2012 (incorporated by reference to Exhibit 4.9 to Dex Media, Inc.’s Registration Statement on Form S-4, filed with the Securities and Exchange Commission on April 14, 2004, Commission File No. 333-114472)
4.27		Form of 12 1/8% Senior Subordinated Notes due 2012 (included in Exhibit 4.26)
4.28		Indenture, dated August 29, 2003, among Dex Media West LLC, Dex Media West Finance Co. and U.S. Bank National Association, as Trustee, with respect to Dex Media West LLC’s 8 1/2% Senior Notes due 2010 (incorporated by reference to Exhibit 4.11 to Dex Media, Inc.’s Registration Statement on Form S-4, filed with the Securities and Exchange Commission on April 14, 2004, Commission File No. 333-114472)
4.29		Form of 8 1/2% Senior Notes due 2010 (included in Exhibit 4.28)
4.30		Indenture, dated August 29, 2003, among Dex Media West LLC, Dex Media West Finance Co. and U.S. Bank National Association, as Trustee, with respect to Dex Media West LLC’s 9 7/8% Senior Subordinated Notes due 2013 (incorporated by reference to Exhibit 4.13 to Dex Media, Inc.’s Registration Statement on Form S-4, filed with the Securities and Exchange Commission on April 14, 2004, Commission File No. 333-114472)
4.31		Form of 9 7/8% Senior Subordinated Notes due 2013 (included in Exhibit 4.30)
4.32		Indenture, dated November 24, 2004, among Dex Media West LLC, Dex Media West Finance Co. and U.S. Bank National Association, as Trustee, with respect to Dex Media West LLC’s 5 7/8% Senior Notes due 2011 (incorporated by reference to Exhibit 4.7 to Dex Media West LLC and Dex Media West Finance Co.’s Registration Statement on Form S-4, declared effective by the Securities and Exchange Commission on February 3, 2005, Commission File No. 333-121259)
4.33		Form of 5 7/8% Senior Notes due 2011 (included in Exhibit 4.32)
4	.34#	Indenture, dated as of January 14, 2005, among the Company and The Bank of New York, as Trustee, with respect to the Company’s 6.78% Senior Notes due 2013 of the Company (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 19, 2005, Commission File No. 001-07155)
4.35		Form of 6 7/8% Senior Notes due 2013 (included in Exhibit 4.34)
4.36		Indenture, dated January 27, 2006, between the Company, as Issuer, and The Bank of New York, as Trustee, with respect to the Company’s 6.875% Series A-1 Senior Discount Notes due 2013 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 2, 2006, Commission File No. 001-07155)
4.37		Form of 6.875% Series A-1 Senior Discount Note due 2013 (included in Exhibit 4.36)
4.38		Indenture, dated January 27, 2006, between the Company (as successor to R.H. Donnelly Finance Corporation III), as Issuer, and The Bank of New York, as Trustee, with respect to the Company’s 6.875% Series A-2 Senior Discount Notes due 2013 (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 2, 2006, Commission File No. 001-07155)
4.39		Form of 6.875% Series A-2 Senior Discount Note due 2013 (included in Exhibit 4.38)

Exhibit No.	Document

4.40	Supplemental Indenture, dated January 31, 2006, by and between the Company and The Bank of New York, as Trustee, with respect to the Company’s 6.875% Series A-2 Senior Discount Notes due 2013 (incorporated by reference to Exhibit 4.5 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 2, 2006, Commission File No. 001-07155)
4.41	Indenture, dated January 27, 2006, by and between the Company (as successor to R.H. Donnelly Finance Corporation III), as Issuer, and The Bank of New York, as Trustee, with respect to the Company’s 8.875% Series A-3 Senior Notes due 2016 (incorporated by reference to Exhibit 4.6 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 2, 2006, Commission File No. 001-07155)
4.42	Form of 8.875% Series A-3 Senior Note due 2016 (included in Exhibit 4.41)
4.43	Supplemental Indenture, dated January 31, 2006, between the Company and The Bank of New York, as Trustee, with respect to the Company’s 8.875% Series A-3 Senior Notes due 2016 (incorporated by reference to Exhibit 4.8 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 2, 2006, Commission File No. 001-07155)
10.1	Non-Competition Agreement, dated as of January 3, 2003, by and among the Company, R.H. Donnelley Publishing & Advertising, Inc. (f/k/a Sprint Publishing & Advertising, Inc.), CenDon, L.L.C., R.H. Donnelley Directory Company (f/k/a Centel Directory Company), Sprint Corporation and the Sprint Local Telecommunications Division (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 17, 2003, Commission File No. 001-07155)
10.2	Letter from Sprint Nextel Corporation, dated as of May 16, 2006, acknowledging certain matters with respect to the Non-Competition Agreement described above as Exhibit 10.1 (incorporated by reference to Exhibit 10.12 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 19, 2006, Commission File No. 001-07155)
10.3	Directory Services License Agreement, dated as of May 16, 2006, by and among R.H. Donnelley Publishing & Advertising, Inc., CenDon, L.L.C., R.H. Donnelley Directory Company, Embarq Corporation, Embarq Directory Trademark Company, LLC and certain subsidiaries of Embarq Corporation formerly constituting Sprint Local Telecommunications Division (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 19, 2006)
10.4	Trademark License Agreement, dated as of May 16, 2006, by and among R.H. Donnelley Publishing & Advertising, Inc., R.H. Donnelley Directory Company and Embarq Directory Trademark Company, LLC (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 19, 2006)
10.5	Publisher Trademark License Agreement, dated as of May 16, 2006, by and among R.H. Donnelley Publishing & Advertising, Inc., CenDon, L.L.C., R.H. Donnelley Directory Company and Embarq Corporation (incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 19, 2006)
10.6	Non-Competition Agreement, dated as of May 16, 2006, by and among R.H. Donnelley Corporation, R.H. Donnelley Publishing & Advertising, Inc., CenDon, L.L.C., R.H. Donnelley Directory Company, Embarq Corporation and certain subsidiaries of Embarq Corporation formerly constituting Sprint Local Telecommunications Division (incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 19, 2006)
10.7	Subscriber Listings Agreement, dated as of May 16, 2006, by and among R.H. Donnelley Publishing & Advertising, Inc., CenDon, L.L.C., R.H. Donnelley Directory Company, Embarq Corporation and certain subsidiaries of Embarq Corporation formerly constituting Sprint Local Telecommunications Division (incorporated by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 19, 2006)

Exhibit No.		Document

10.8		Standstill Agreement, dated as of May 16, 2006, by and between R.H. Donnelley Publishing & Advertising, Inc. and Embarq Corporation (incorporated by reference to Exhibit 10.11 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 19, 2006)
10	.9#	Directory Services License Agreement, dated as of September 1, 2004, among the Company, R.H. Donnelley Publishing & Advertising of Illinois Partnership (f/k/a The APIL Partners Partnership), DonTech II Partnership, Ameritech Corporation, SBC Directory Operations, Inc. and SBC Knowledge Ventures, L.P. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 3, 2004, Commission File No. 001-07155)
10.10		Non-Competition Agreement, dated as of September 1, 2004, by and between the Company and SBC Communications Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 3, 2004, Commission File No. 001-07155)
10.11		SMARTpages Reseller Agreement, dated as of September 1, 2004, among SBC Communications, Inc., Southwestern Bell Yellow Pages, Inc., SBC Knowledge Ventures, L.P., the Company, R.H. Donnelley Publishing & Advertising of Illinois Partnership (f/k/a The APIL Partners Partnership) and DonTech II Partnership (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 3, 2004, Commission File No. 001-07155)
10.12		Ameritech Directory Publishing Listing License Agreement, dated as of September 1, 2004, among R.H. Donnelley Publishing & Advertising of Illinois Partnership (f/k/a The APIL Partners Partnership), DonTech II Partnership and Ameritech Services Inc. (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 3, 2004, Commission File No. 001-07155)
10.13		Publishing Agreement, dated November 8, 2002, as amended, by and among Dex Holding LLC., Dex Media East LLC (f/k/a SGN LLC), Dex Media West LLC (f/k/a/GPP LLC) and Qwest Corporation (incorporated by reference to Exhibit 10.19 to Dex Media, Inc.’s Registration Statement on Form S-4, filed with the Securities and Exchange Commission on April 14, 2004, Commission File No. 333-114472)
10.14		Amended and Restated Agreement for the Provision of Billing and Collection Services for Directory Publishing Services, dated September 1, 2003, by and between Qwest Corporation and Dex Media East LLC (f/k/a SGN LLC) (incorporated by reference to Exhibit 10.8 to Dex Media, Inc.’s Registration Statement on Form S-4, filed with the Securities and Exchange Commission on April 14, 2004, Commission File No. 333-114472)
10.15		Agreement for the Provision of Billing and Collection Services for Directory Publishing Services, dated as of September 1, 2003, by and between Qwest Corporation and Dex Media West LLC (f/k/a GPP LLC) (incorporated by reference to Exhibit 10.9 to Dex Media, Inc.’s Registration Statement on Form S-4, filed with the Securities and Exchange Commission on April 14, 2004, Commission File No. 333-114472)
10.16		Non-Competition and Non-Solicitation Agreement, dated November 8, 2002, by and between Dex Media East LLC (f/k/a SGN LLC), Dex Media West LLC (f/k/a GPP LLC), Dex Holdings LLC and Qwest Corporation, Qwest Communications International Inc. and Qwest Dex, Inc. (incorporated by reference to Exhibit 10.10 to Dex Media, Inc.’s Registration Statement on Form S-4, filed with the Securities and Exchange Commission on April 14, 2004, Commission File No. 333-114472)
10	.17^	Amended and Restated 1998 Directors’ Stock Plan (incorporated by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 27, 2000, Commission File No. 001-07155)
10	.18^	Pension Benefit Equalization Plan (incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 27, 2002, Commission File No. 001-07155)

Exhibit No.		Document

10	.19^	2001 Stock Award and Incentive Plan (incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 27, 2002, Commission File No. 001-07155)
10	.20^	2005 Stock Award and Incentive Plan (incorporated by reference to Exhibit 10.15 to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on August 5, 2005, Commission File No. 001-07155)
10	.21^	Form of Non-Qualified Stock Option Agreement under 2005 Plan (incorporated by reference to Exhibit 10.16 to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on August 5, 2005, Commission File No. 001-07155)
10	.22^	Form of Annual Incentive Program Award under 2005 Plan (incorporated by reference to Exhibit 10.17 to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on August 5, 2005, Commission File No. 001-07155)
10	.23^	Form of Restricted Stock Units Agreement under 2005 Plan (incorporated by reference to Exhibit 10.19 to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on May 10, 2006, Commission File No. 001-07155)
10	.24^	Form of Stock Appreciation Rights Grant Agreement under 2005 Plan (incorporated by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 6, 2005, Commission File No. 001-07155)
10	.25^	Form of R.H. Donnelley Corporation Restricted Stock Units Agreement under 2005 Plan (incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, filed with the Securities and Exchange Commission on March 16, 2006, Commission File No. 001-07155)
10	.26^*	Deferred Compensation Plan (as amended and restated as of January 1, 2005)
10	.27^	Stock Option Plan of Dex Media, Inc., effective as of November 8, 2002 (incorporated by reference to Exhibit 10.27 to Dex Media, Inc.’s Registration Statement on Form S-4, filed with the Securities and Exchange Commission on April 14, 2004, Commission File No. 333-114472)
10	.28^	First Amendment to Stock Option Plan of Dex Media, Inc., effective as of September 9, 2003 (incorporated by reference to Exhibit 10.28 to Dex Media, Inc.’s Registration Statement on Form S-4, filed with the Securities and Exchange Commission on April 14, 2004, Commission File No. 333-114472)
10	.29^	Second Amendment to Stock Option Plan of Dex Media, Inc., effective as of December 18, 2003 (incorporated by reference to Exhibit 10.29 to Dex Media, Inc.’s Registration Statement on Form S-4, filed with the Securities and Exchange Commission on April 14, 2004, Commission File No. 333-114472)
10	.30^	Dex Media, Inc. 2004 Incentive Award Plan (incorporated by reference to Exhibit 4.5 to Dex Media, Inc.’s Registration Statement on Form S-8, filed with the Securities and Exchange Commission on November 19, 2004, Commission file No. 333-120631)
10	.31^	Amended and Restated Employment Agreement, dated October 3, 2005, by and between the Company and David C. Swanson (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 6, 2005, Commission File No. 001-07155)
10	.32^	Amended and Restated Employment Agreement, dated October 3, 2005, by and between the Company and Peter J. McDonald (incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 6, 2005, Commission File No. 001-07155)
10	.33^	Amended and Restated Employment Agreement, dated October 3, 2005, by and between the Company and Steven M. Blondy (incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 6, 2005, Commission File No. 001-07155)

Exhibit No.		Document

10	.34^	Employment Agreement, dated as of February 21, 2006, by and between the Company and George A. Burnett (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 23, 2006, Commission File No. 001-07155). This Agreement is no longer in effect.
10	.35^	Separation Agreement and Release, dated as of May 5, 2006, by and between the Company and George A. Burnett (incorporated by reference to Exhibit 10.32 to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on November 8, 2006, Commission File No. 001-07155)
10	.36^	Employment Agreement, dated as of January 1, 2001, by and between the Company and Robert J. Bush (incorporated by reference to Exhibit 10.37 to the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 28, 2001, Commission File No. 001-07155)
10	.37^	Amendment No. 1 to Employment Agreement, dated as of February 27, 2001, by and between the Company and Robert J. Bush (incorporated by reference to Exhibit 10.38 to the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 28, 2001, Commission File No. 001-07155)
10	.38^	Board of Director Compensation Plan (incorporated by reference to Exhibit 10.85 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, filed with the Securities and Exchange Commission on March 16, 2006, Commission File No. 001-07155)
10.39		Commitment Letter, dated October 2, 2005, among the Company, J.P. Morgan Securities Inc. and JPMorgan Chase Bank, N.A. (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 6, 2005, Commission File No. 001-07155). This Agreement is no longer in effect.
10.40		Agreement to Amend and Restate, dated December 13, 2005, among the Company and lenders party to the Credit Agreement, dated as of November 8, 2002, as amended (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 19, 2005, Commission File No. 001-07155). This Agreement is no longer in effect.
10.41		Agreement to Amend and Restate, dated December 13, 2005, among the Company and lenders party to the Credit Agreement, dated as of September 9, 2003, as amended (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 19, 2005, Commission File No. 001-07155). This Agreement is no longer in effect.
10	.42#	Second Amended and Restated Credit Agreement, dated December 13, 2005, among the Company, R.H. Donnelley Inc., the several banks and other financial institutions or entities from time to time parties thereto as lenders, J.P. Morgan Securities Inc. and Deutsche Bank Trust Company Americas, as co-lead arrangers and joint-bookrunners, JPMorgan Chase Bank, N.A., as syndication agent, Bear Stearns Corporate Lending Inc., Credit Suisse, Cayman Islands Branch, Goldman Sachs Credit Partners L.P., UBS Securities LLC and Wachovia Bank, National Association, as co-documentation agents, and Deutsche Bank Trust Company Americas, as administrative agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 19, 2005, Commission File No. 001-07155)
10.43		First Amendment, dated as of April 24, 2006, to the Second Amended and Restated Credit Agreement, dated December 13, 2005, among the Company, R.H. Donnelley Inc., the several banks and other financial institutions or entities from time to time parties thereto as lenders, and Deutsche Bank Trust Company Americas, as administrative agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 28, 2006, Commission File No. 001-07155)

Exhibit No.		Document

10.44		Second Amended and Restated Guaranty and Collateral Agreement, dated as of December 13, 2005, among the Company, R.H. Donnelley Inc., and the subsidiaries of R.H. Donnelley Inc. party thereto, and Deutsche Bank Trust Company Americas, as collateral agent (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 19, 2005, Commission File No. 001-07155)
10.45		Reaffirmation, dated as of April 24, 2006, among R.H. Donnelley Corporation, R.H. Donnelley Inc. and its subsidiaries and Deutsche Bank Trust Company Americas, as administrative agent (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 28, 2006, Commission File No. 001-07155)
10	.46#	Amended and Restated Credit Agreement, dated January 31, 2006, among Dex Media, Inc. (f/k/a Forward Acquisition Corp.), Dex Media East, Inc., Dex Media East LLC, JPMorgan Chase Bank, N.A., as administrative agent and collateral agent, and the other lenders from time to time parties thereto (incorporated by reference to Exhibit 10.3 to Dex Media, Inc.’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 6, 2006, Commission File No. 333-131626)
10.47		Reaffirmation Agreement, dated January 31, 2006, among Dex Media, Inc. (f/k/a Forward Acquisition Corp.), Dex Media East, Inc., Dex Media East LLC, Dex Media East Finance Co., Dex Media International Inc. (f/k/a LCI International, Inc.) and JPMorgan Chase Bank, N.A., as administrative agent and collateral agent (incorporated by reference to Exhibit 10.4 to Dex Media, Inc.’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 6, 2006, Commission File No. 333-131626)
10.48		Guarantee and Collateral Agreement, dated as of November 8, 2002, by and among Dex Media East, Inc., Dex Media East LLC (f/k/a SGN LLC), Dex Media East Finance Co., LCI International, Inc. (Dex Media International, Inc.) and JPMorgan Chase Bank, as collateral agent (incorporated by reference to Exhibit 10.2 to Dex Media, Inc.’s Registration Statement on Form S-4, filed with the Securities and Exchange Commission on April 14, 2004, Commission File No. 333-114472)
10	.49#	Amended and Restated Credit Agreement, dated January 31, 2006, among Dex Media, Inc. (f/k/a Forward Acquisition Corp.), Dex Media West, Inc., Dex Media West LLC, and JPMorgan Chase Bank, N.A., as collateral agent, and the other lenders from time to time parties thereto (incorporated by reference to Exhibit 10.1 to Dex Media, Inc.’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 6, 2006, Commission File No. 333-131626)
10.50		Reaffirmation Agreement, dated January 31, 2006, among Dex Media, Inc. (f/k/a Forward Acquisition Corp.), Dex Media West, Inc., Dex Media West LLC, Dex Media West Finance Co., JPMorgan Chase Bank, N.A., as administrative agent and collateral agent (incorporated by reference to Exhibit 10.2 to Dex Media, Inc.’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 6, 2006, Commission File No. 333-131626)
10.51		Guarantee and Collateral Agreement, dated as of September 9, 2003, among Dex Media West, Inc., Dex Media West LLC, Dex Media West Finance Co. and JPMorgan Chase Bank, as collateral agent (incorporated by reference to Exhibit 10.7 to Dex Media, Inc.’s Registration Statement on Form S-4, filed with the Securities and Exchange Commission on April 14, 2004, Commission File No. 333-114472)
10.52		First Amendment, dated as of April 24, 2006, to the Amended and Restated Credit Agreement dated as of January 31, 2006, among Dex Media, Inc., Dex Media West, Inc., Dex Media West LLC, the lenders from time to time party thereto, JPMorgan Chase Bank, N.A., as administrative agent and collateral agent, and the other agents parties thereto (incorporated by reference to Exhibit 10.1 to Dex Media, Inc.’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 28, 2006, Commission File No. 333-131626)

Exhibit No.	Document

10.53	Reaffirmation Agreement, dated as of April 24, 2006, among Dex Media, Inc., Dex Media West, Inc., Dex Media West LLC, Dex Media West Finance Co. and JPMorgan Chase Bank, N.A., as collateral agent (incorporated by reference to Exhibit 10.2 to Dex Media, Inc.’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 28, 2006, Commission File No. 333-131626)
10.54	First Amendment, dated as of April 24, 2006, to the Amended and Restated Credit Agreement dated as of January 31, 2006, among Dex Media, Inc., Dex Media East, Inc., Dex Media East LLC, the lenders from time to time party thereto, JPMorgan Chase Bank, N.A., as administrative agent and collateral agent, and the other agents parties thereto (incorporated by reference to Exhibit 10.3 to Dex Media, Inc.’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 28, 2006, Commission File No. 333-131626)
10.55	Reaffirmation Agreement, dated as of April 24, 2006, among Dex Media, Inc., Dex Media East, Inc., Dex Media East LLC, Dex Media East Finance Co., Dex Media International, Inc. and JPMorgan Chase Bank, N.A., as collateral agent (incorporated by reference to Exhibit 10.4 to Dex Media, Inc.’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 28, 2006, Commission File No. 333-131626)
10.56	Warrant Purchase Agreement, dated as of November 2, 2006, by and among R.H. Donnelley Corporation and certain investment partnerships affiliated with The Goldman Sachs Group, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 3, 2006, Commission File No. 001-07155). This Agreement is no longer in effect.
10.57	Registration Rights Agreement, dated January 7, 2006, by and between R.H. Donnelley Corporation and the initial purchasers identified therein (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 2, 2006, Commission File No. 001-07155). This Agreement is no longer in effect.
10.58	Sponsor Stockholders Agreement, dated as of October 3, 2005, among the Company, Welsh, Carson, Anderson & Stowe IX, L.P., WD GP Associates LLC and WD Investors LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 6, 2005, Commission File No. 001-07155). This Agreement is no longer in effect.
10.59	Sponsor Stockholders Agreement, dated as of October 3, 2005, among the Company, Carlyle Partners III, L.P. CP III Coinvestment, L.P., Carlyle High Yield Partners, L.P., Carlyle Dex Partners, L.P. and Carlyle Dex Partners II, L.P. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 6, 2005, Commission File No. 001-07155). This Agreement is no longer in effect.
10.60	Support Agreement, dated as of October 3, 2005, among the Company, Welsh, Carson, Anderson & Stowe IX, L.P., WD GP Associates LLC and WD Investors LLC (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 6, 2005, Commission File No. 001-07155). This Agreement is no longer in effect.
10.61	Support Agreement, dated as of October 3, 2005, among the Company, Carlyle Partners III, L.P. CP III Coinvestment, L.P., Carlyle High Yield Partners, L.P., Carlyle Dex Partners, L.P. and Carlyle Dex Partners II, L.P. (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 6, 2005, Commission File No. 001-07155). This Agreement is no longer in effect.
10.62	Stock Purchase and Support Agreement, dated as of October 3, 2005, among the Company and the stockholders listed on Schedule A attached thereto (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 6, 2005, Commission File No. 001-07155). This Agreement is no longer in effect.

Exhibit No.		Document

10.63		Closing Agreement, dated as of July 21, 2005, by and between the Company and the Commissioner of the Internal Revenue Service (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 3, 2005, Commission File No. 001-07155). This Agreement is no longer in effect.
10.64		Fifth Amendment, dated as of June 16, 2005, to the Credit Agreement, dated as of November 8, 2002, as amended and restated as of July 24, 2004, by and among Dex Media, Inc., Dex Media East, Inc., Dex Media East, LLC, JPMorgan Chase Bank, N.A., as administrative agent, JP Morgan Securities Inc. and Banc of America Securities LLC, as joint bookrunners and co-lead arrangers, and Bank of America N.A., Wachovia Bank, National Association, Lehman Commercial Paper Inc. and Deutsche Bank Trust Company Americas, as co-syndication agents (incorporated by reference to Exhibit 10.6 to Dex Media Inc.’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on August 4, 2005, Commission File No. 001-32249). This Agreement is no longer in effect.
10.65		Fourth Amendment, dated as of June 16, 2005, to the Credit Agreement, dated as of September 9, 2003, as amended and restated as of July 27, 2004, by and among Dex Media, Inc., Dex Media West, Inc., Dex Media West, LLC, JPMorgan Chase Bank, N.A., as administrative agent, JP Morgan Securities Inc. and Banc of America Securities LLC, as joint bookrunners and co-lead arrangers, and Bank of America N.A., Wachovia Bank, National Association, Lehman Commercial Paper Inc. and Deutsche Bank Trust Company Americas, as co-syndication agents (incorporated by reference to Exhibit 10.5 to Dex Media Inc.’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on August 4, 2005, Commission File No. 001-32249). This Agreement is no longer in effect.
14	.1*	Policy on Business Conduct (amended and restated as of January 1, 2007)
21	.1*	Subsidiaries of the Registrant
23	.1*	Consent of KPMG LLP, Independent Registered Public Accounting Firm
23	.2*	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm
31	.1*	Certification of Annual Report on Form 10-K for the period ended December 31, 2006 by David C. Swanson, Chairman and Chief Executive Officer of R.H. Donnelley Corporation under Section 302 of the Sarbanes-Oxley Act
31	.2*	Certification of Annual Report on Form 10-K for the period ended December 31, 2006 by Steven M. Blondy, Executive Vice President and Chief Financial Officer of R.H. Donnelley Corporation under Section 302 of the Sarbanes-Oxley Act
32	.1*	Certification of Annual Report on Form 10-K for the period ended December 31, 2006 under Section 906 of the Sarbanes-Oxley Act by David C. Swanson, Chairman and Chief Executive Officer, and Steven M. Blondy, Executive Vice President and Chief Financial Officer, for R.H. Donnelley Corporation

*	Filed herewith.

^	Management contract or compensatory plan.

#	The Company agrees to furnish supplementally a copy of any omitted exhibits or schedules to the Securities and Exchange Commission upon request.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on the 13th day of March 2007.

R.H. Donnelley Corporation

By:	/s/ David C. Swanson
David C. Swanson,
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been duly signed by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

/s/ David C. Swanson (David C. Swanson)	Chairman of the Board and Chief Executive Officer	March 13, 2007

/s/ Steven M. Blondy (Steven M. Blondy)	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	March 13, 2007

/s/ Jeffrey A. Smith (Jeffrey A. Smith)	Vice President and Controller (Principal Accounting Officer)	March 13, 2007

/s/ Michael P. Connors (Michael P. Connors)	Director	March 13, 2007

/s/ Nancy E. Cooper (Nancy E. Cooper)	Director	March 13, 2007

/s/ Robert Kamerschen (Robert Kamerschen)	Director	March 13, 2007

/s/ Russell T. Lewis (Russell T. Lewis)	Director	March 13, 2007

(Alan F. Schultz)	Director	March 13, 2007

/s/ David M. Veit (David M. Veit)	Director	March 13, 2007

/s/ Barry Lawson Williams (Barry Lawson Williams)	Director	March 13, 2007

/s/ Edwina Woodbury (Edwina Woodbury)	Director	March 13, 2007

EXHIBIT INDEX

Exhibit No.		Document

10	.26^*	Deferred Compensation Plan (as amended and restated as of January 1, 2005)
14	.1*	Policy on Business Conduct (amended and restated as of January 1, 2007)
21	.1*	Subsidiaries of the Registrant
23	.1*	Consent of KPMG LLP, Independent Registered Public Accounting Firm
23	.2*	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm
31	.1*	Certification of Annual Report on Form 10-K for the period ended December 31, 2006 by David C. Swanson, Chairman and Chief Executive Officer of R.H. Donnelley Corporation under Section 302 of the Sarbanes-Oxley Act
31	.2*	Certification of Annual Report on Form 10-K for the period ended December 31, 2006 by Steven M. Blondy, Executive Vice President and Chief Financial Officer of R.H. Donnelley Corporation under Section 302 of the Sarbanes-Oxley Act
32	.1*	Certification of Annual Report on Form 10-K for the period ended December 31, 2006 under Section 906 of the Sarbanes-Oxley Act by David C. Swanson, Chairman and Chief Executive Officer, and Steven M. Blondy, Executive Vice President and Chief Financial Officer, for R.H. Donnelley Corporation

^	Management contract or compensatory plan.

*	Filed herewith