Form 10-Q
period 2007-03-31
R H DONNELLEY CORP
filed 2007-05-10
CIK 30419

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
Indicate the number of shares outstanding of the issuer’s classes of common stock, as of the latest practicable date:

Title of class	Shares Outstanding at May 1, 2007

Common Stock, par value $1 per share	71,001,149

R.H. DONNELLEY CORPORATION

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements
R.H. Donnelley Corporation and Subsidiaries
Consolidated Balance Sheets (Unaudited)

	March 31,	December 31,
(in thousands, except share and per share data)	2007	2006

Assets
Current Assets
Cash and cash equivalents	$74,661	$156,249
Accounts receivable
Billed	214,602	248,334
Unbilled	909,740	842,869
Allowance for doubtful accounts and sales claims	(39,389)	(42,952)

Net accounts receivable	1,084,953	1,048,251
Deferred directory costs	205,112	211,822
Short-term deferred income taxes, net	6,928	—
Prepaid expenses and other current assets	86,362	115,903

Total current assets	1,458,016	1,532,225

Fixed assets and computer software, net	158,621	159,362
Other non-current assets	135,529	141,619
Intangible assets, net	11,388,225	11,477,996
Goodwill	2,837,883	2,836,266

Total Assets	$15,978,274	$16,147,468

Liabilities and Shareholders’ Equity

Current Liabilities
Accounts payable and accrued liabilities	$147,262	$169,490
Accrued interest	146,828	179,419
Deferred directory revenue	1,240,882	1,197,796
Short-term deferred income taxes, net	—	79,882
Current portion of long-term debt	362,181	382,631

Total current liabilities	1,897,153	2,009,218

Long-term debt	9,837,223	10,020,521
Deferred income taxes, net	2,192,894	2,099,102
Other non-current liabilities	191,468	197,871

Total liabilities	14,118,738	14,326,712

Commitments and contingencies

Shareholders’ Equity
Common stock, par value $1 per share, 400,000,000 shares authorized, 88,169,275 shares issued at March 31, 2007 and December 31, 2006	88,169	88,169
Additional paid-in capital	2,363,657	2,341,009
Accumulated deficit	(416,450)	(437,496)
Treasury stock, at cost, 17,267,785 shares at March 31, 2007 and 17,704,558 shares at December 31, 2006	(161,069)	(161,470)
Accumulated other comprehensive loss	(14,771)	(9,456)

Total shareholders’ equity	1,859,536	1,820,756

Total Liabilities and Shareholders’ Equity	$15,978,274	$16,147,468

The accompanying notes are an integral part of the consolidated financial statements.

R.H. Donnelley Corporation and Subsidiaries
Consolidated Statements of Operations and Comprehensive Income (Loss) (Unaudited)

	Three months ended
	March 31,
(in thousands, except per share data)	2007	2006

Net revenue	$662,804	$320,479

Expenses
Cost of revenue (exclusive of depreciation and amortization shown separately below)	294,170	180,473
General and administrative expenses	37,626	39,247
Depreciation and amortization	103,030	62,692

Total expenses	434,826	282,412

Operating income	227,978	38,067

Interest expense, net	(201,615)	(153,741)

Income (loss) before income taxes	26,363	(115,674)

(Provision) benefit for income taxes	(10,412)	43,956

Net income (loss)	15,951	(71,718)

Preferred dividend	—	(1,974)
Gain on repurchase of redeemable convertible preferred stock	—	31,195

Income (loss) available to common shareholders	$15,951	$(42,497)

Earnings (loss) per share:
Basic	$0.23	$(0.76)

Diluted	$0.22	$(0.76)

Shares used in computing earnings (loss) per share:
Basic	70,663	55,607

Diluted	72,003	55,607

Comprehensive Income (Loss)
Net income (loss)	$15,951	$(71,718)
Unrealized (loss) gain on interest rate swaps, net of tax	(5,629)	6,166
Benefit plans adjustment, net of tax	314	—

Comprehensive income (loss)	$10,636	$(65,552)

The accompanying notes are an integral part of the consolidated financial statements.

R.H. Donnelley Corporation and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)

	Three months ended
	March 31,
(in thousands)	2007	2006

Cash Flows from Operating Activities
Net income (loss)	$15,951	$(71,718)
Reconciliation of net income (loss) to net cash provided by operating activities:
Depreciation and amortization	103,030	62,692
Deferred income tax provision (benefit)	10,207	(44,046)
Provision for bad debts	22,517	8,457
Stock based compensation expense	13,938	16,472
Other non-cash charges	11,383	15,618
Changes in assets and liabilities, net of effects from acquisitions:
(Increase) in accounts receivable	(59,562)	(104,867)
Decrease (increase) in other assets	31,487	(16,159)
(Decrease) increase in accounts payable and accrued liabilities	(56,453)	1,254
Increase in deferred directory revenue	43,086	319,565
Increase in other non-current liabilities	8,168	8,722

Net cash provided by operating activities	143,752	195,990

Cash Flows from Investing Activities
Additions to fixed assets and computer software	(13,120)	(10,396)
Acquisitions, net of cash received	—	(1,888,745)
Equity investment	(2,500)	—

Net cash used in investing activities	(15,620)	(1,899,141)

Cash Flows from Financing Activities
Proceeds from the issuance of debt, net of costs	—	2,517,466
Revolver borrowings	207,250	168,700
Revolver repayments	(226,350)	(44,700)
Repurchase of redeemable convertible preferred stock	—	(336,123)
Credit facilities repayments and note repurchases	(193,528)	(418,895)
Decrease in checks not yet presented for payment	(6,203)	(5,925)
Proceeds from employee stock option exercises	9,111	14,118

Net cash (used in) provided by financing activities	(209,720)	1,894,641

(Decrease) increase in cash and cash equivalents	(81,588)	191,490
Cash and cash equivalents, beginning of year	156,249	7,793

Cash and cash equivalents, end of period	$74,661	$199,283

Supplemental Information:
Cash paid:
Interest	$217,221	$122,626

Income taxes, net	$142	$231

The accompanying notes are an integral part of the consolidated financial statements.

R.H. Donnelley Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
(tabular amounts in thousands, except share and per share data)
1. Business and Basis of Presentation
The interim consolidated financial statements of R.H. Donnelley Corporation and its direct and indirect wholly-owned subsidiaries (the “Company,” “RHD,” “we,” “us” and “our”) have been prepared in accordance with the instructions to Quarterly Report on Form 10-Q and should be read in conjunction with the financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2006 (“2006 10-K”). The results of interim periods are not necessarily indicative of results for the full year or any subsequent period. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair statement of financial position, results of operations and cash flows at the dates and for the periods presented have been included.
We are one of the nation’s largest Yellow Pages and online local commercial search companies, based on revenue. We publish and distribute advertiser content utilizing three of the most highly recognizable brands in the industry, Dex, Embarq (formerly known as Sprint) and AT&T (formerly known as SBC). During 2006, we published and distributed more than 80 million print directories and our print and online solutions helped more than 600,000 national and local businesses in 28 states reach consumers who were actively seeking to purchase products and services. Some of our markets include Albuquerque, Denver, Las Vegas, Orlando, and Phoenix.
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
On January 27, 2006, in conjunction with the Dex Media Merger, we repurchased the remaining 100,301 shares of our outstanding 8% convertible cumulative preferred stock (“Preferred Stock”) from investment partnerships affiliated with The Goldman Sachs Group, Inc. (the “GS Funds”) for $336.1 million in cash, including accrued cash dividends and interest (the “GS Repurchase”). The Preferred Stock had been issued to the GS Funds to partially fund the Embarq Acquisition (defined below). Subsequent to the GS Repurchase, we have no outstanding shares of Preferred Stock. See Note 7, “Redeemable Preferred Stock and Warrants” for a description of the financial impact of the Preferred Stock and GS Repurchase.

On September 6, 2006, we acquired (the “Local Launch Acquisition”) Local Launch, Inc. (“Local Launch”). Local Launch is a leading local search products, platform and fulfillment provider that enables resellers to sell Internet advertising solutions to local advertisers. Local Launch specializes in search through publishing, distribution, directory and organic marketing solutions. The purpose of the Local Launch Acquisition was to support the expansion of our current local search engine marketing (“SEM”) and search engine optimization (“SEO”) offerings and provide new, innovative solutions to enhance our local SEM and SEO capabilities. The results of the Local Launch business are included in our consolidated results commencing September 6, 2006. The Local Launch business now operates as a direct wholly-owned subsidiary of RHD. See Note 3, “Acquisitions” for a further description of the Local Launch Acquisition.
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
2. Summary of Significant Accounting Policies
Principles of Consolidation. The consolidated financial statements include the accounts of RHD and its direct and indirect wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated.
Revenue Recognition. We earn revenue principally from the sale of advertising into our yellow pages directories. Revenue from the sale of such advertising is deferred when a directory is published, net of estimated sales claims, and recognized ratably over the life of a directory, which is typically 12 months (the “deferral and amortization method”). The Company also recognizes revenue for those Internet-based advertising products that are bundled with print advertising using the deferral and amortization method. Revenue with respect to Internet-based advertising that is not bundled with print advertising is recognized ratably over the period the advertisement appears on the site. Revenue with respect to our other products and services, such as SEM and SEO services, is recognized as delivered or fulfilled. Revenue and deferred revenue from the sale of advertising is recorded net of an allowance for sales claims, estimated based on historical experience on a directory-by-directory basis. We increase or decrease this estimate as information or circumstances indicate that the estimate may no longer represent the amount of claims we may incur for a directory in the future. The Company recorded sales claims allowances of $16.7 million and $8.1 million for the three months ended March 31, 2007 and 2006, respectively.
The Company enters into transactions, such as exclusivity arrangements, sponsorships and other media access transactions, where the Company’s products and services are promoted by a third party and, in exchange, the Company carries the third party’s advertisement. The Company accounts for these transactions in accordance with Emerging Issues Task Force (“EITF”) Issue No. 99-17, Accounting for Advertising Barter Transactions. Revenue and expense related to such transactions are included in the consolidated statements of operations consistent with, and only to the extent of, reasonably similar and recent items sold or purchased for cash.
In certain cases, the Company enters into agreements with customers that involve the delivery of more than one product or service. Revenue for such arrangements is allocated to the separate units of accounting using the relative fair value method in accordance with EITF Issue No. 00-21, Revenue Arrangements with Multiple Deliverables.
Deferred Directory Costs. Costs directly related to the selling and production of our directories are initially deferred when incurred and recognized ratably over the life of a directory, which is typically 12 months. These costs are specifically identifiable to a particular directory and include sales commissions and print, paper and initial distribution costs. Such costs that are paid prior to directory publication are classified as prepaid expenses and other current assets until publication, when they are then reclassified as deferred directory costs.
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
Interest Expense and Deferred Financing Costs. Certain costs associated with the issuance of debt instruments are capitalized and included in other non-current assets on the consolidated balance sheets. These costs are amortized to interest expense over the terms of the related debt agreements. The bond outstanding method is used to amortize deferred financing costs relating to debt instruments with respect to which we make accelerated principal payments. Other deferred financing costs are amortized using the effective interest method. Amortization of deferred financing costs included in interest expense was $6.8 million and $5.0 million for the three months ended March 31, 2007 and 2006, respectively. Apart from business combinations, it is the Company’s policy to recognize losses incurred in conjunction with debt extinguishments as a component of interest expense. In conjunction with the Dex Media Merger and as a result of purchase accounting required under generally accepted accounting principles (“GAAP”), we recorded Dex Media’s debt at its fair value on January 31, 2006. We recognize an offset to interest expense in each period subsequent to the Dex Media Merger for the amortization of the corresponding fair value adjustment over the life of the respective debt. The offset to interest expense was $7.6 million for the three months ended March 31, 2007 and $6.1 million for the two months ended March 31, 2006.
Advertising Expense. We recognize advertising expenses as incurred. These expenses include public relations, media, on-line advertising and other promotional and sponsorship costs. Total advertising expense was $7.6 million and $9.8 million for the three months ended March 31, 2007 and 2006, respectively.
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

At March 31, 2007, we had interest rate swap agreements with major financial institutions with a notional value of $2.7 billion. We are exposed to credit risk in the event that one or more of the counterparties to the agreements does not, or cannot, meet their obligation. The notional amount is used to measure interest to be paid or received and does not represent the amount of exposure to credit loss. Any loss would be limited to the amount that would have been received over the remaining life of the swap agreement. The counterparties to the swap agreements are major financial institutions with credit ratings of A or higher. We do not currently foresee a material credit risk associated with these swap agreements; however, no assurances can be given.
Derivative Financial Instruments. The Company accounts for its derivative financial instruments and hedging activities in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”), as amended by SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, an Amendment of FAS 133 and SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. We do not use derivative financial instruments for trading or speculative purposes and our derivative financial instruments are limited to interest rate swap agreements. The Company utilizes a combination of fixed rate and variable rate debt to finance its operations. The variable rate debt exposes the Company to variability in interest payments due to changes in interest rates. Management believes that it is prudent to mitigate the interest rate risk on a portion of its variable rate borrowings. Additionally, the credit facility of one of our wholly-owned subsidiaries, RHD Inc., requires that we maintain hedge agreements to provide either a fixed interest rate or interest rate protection on at least 50% of its total outstanding debt, while the Dex Media East and Dex Media West credit facilities require that we maintain hedge agreements to provide a fixed rate on at least 33% of their respective indebtedness. To satisfy our objectives and requirements, the Company has entered into fixed interest rate swap agreements to manage fluctuations in cash flows resulting from changes in interest rates on variable rate debt. The Company’s interest rate swap agreements effectively convert $2.7 billion, or approximately 71%, of our variable rate debt to fixed rate debt, mitigating our exposure to increases in interest rates. At March 31, 2007, approximately 38% of our total debt outstanding consists of variable rate debt, excluding the effect of our interest rate swaps. Including the effect of our interest rate swaps, total fixed rate debt comprised approximately 89% of our total debt portfolio as of March 31, 2007.
On the day a derivative contract is executed, the Company may designate the derivative instrument as a hedge of the variability of cash flows to be received or paid (cash flow hedge). For all hedging relationships, the Company formally documents the hedging relationship and its risk-management objective and strategy for undertaking the hedge, the hedging instrument, the hedged item, the nature of the risk being hedged, how the hedging instrument’s effectiveness in offsetting the hedged risk will be assessed, and a description of the method of measuring ineffectiveness. The Company also formally assesses, both at the hedge’s inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in cash flows of hedged items.
All derivative financial instruments are recognized as either assets or liabilities on the consolidated balance sheets with measurement at fair value. On a quarterly basis, the fair values of the interest rate swaps are determined based on quoted market prices and, to the extent the swaps provide an effective hedge, the differences between the fair value and the book value of the swaps are recognized in accumulated other comprehensive loss, a component of shareholders’ equity. For derivative financial instruments that are not designated or do not qualify as hedged transactions, the initial fair value, if any, and any subsequent gains or losses on the change in the fair value are reported in earnings as a component of interest expense. Any gains or losses related to the quarterly fair value adjustments are presented as a non-cash operating activity on the consolidated statements of cash flows.
The Company discontinues hedge accounting prospectively when it is determined that the derivative is no longer effective in offsetting changes in the cash flows of the hedged item, the derivative or hedged item is expired, sold, terminated, exercised or management determines that designation of the derivative as a hedging instrument is no longer appropriate. In situations in which hedge accounting is discontinued, the Company continues to carry the derivative at its fair value on the consolidated balance sheet and recognizes any subsequent changes in its fair value in earnings as a component of interest expense. Please refer to Note 6, “Derivative Financial Instruments” for additional information regarding our derivative financial instruments and hedging activities.

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
In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes: An Interpretation of FASB Statement No. 109 (“FIN No. 48”). This interpretation clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109. FIN No. 48 prescribes a recognition threshold and measurement principles for the financial statement recognition and measurement of tax positions taken or expected to be taken on a tax return. Under FIN No. 48, the impact of an uncertain income tax position on an income tax return must be recognized at the largest amount that is more likely than not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it is has less than a 50% likelihood of being sustained. Additionally, FIN No. 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures and transition requirements. This interpretation is effective for fiscal years beginning after December 15, 2006 and as such, we adopted FIN No. 48 on January 1, 2007. Please refer to Note 9, “Income Taxes,” for additional information.
Pension and Postretirement Benefits. Pension and other postretirement benefits represent estimated amounts to be paid to employees in the future. The accounting for benefits reflects the recognition of these benefit costs over the employee’s approximate service period based on the terms of the plan and the investment and funding decisions made. The determination of the benefit obligation and the net periodic pension and other postretirement benefit costs requires management to make assumptions regarding the discount rate, return on retirement plan assets, increase in future compensation and healthcare cost trends. Changes in these assumptions can have a significant impact on the projected benefit obligation, funding requirement and net periodic benefit cost. The assumed discount rate is the rate at which the pension benefits could be settled. For the three months ended March 31, 2007 and 2006, we used the Citigroup Pension Liability Index as the appropriate discount rate for our defined benefit pension plans. The expected long-term rate of return on plan assets is based on the mix of assets held by the plan and the expected long-term rates of return within each asset class. The anticipated trend of future healthcare costs is based on historical experience and external factors. Please refer to Note 10, “Benefit Plans,” for additional information.
Earnings (Loss) Per Share. For the three months ended March 31, 2007, we accounted for earnings per share (“EPS”) in accordance with SFAS No. 128, Earnings Per Share. For the three months ended March 31, 2006 (through January 27, 2006, the closing date of the GS Repurchase), we accounted for EPS in accordance with EITF No. 03-6, Participating Securities and the Two-Class Method under FASB Statement 128 (“EITF 03-6”), which established standards regarding the computation of EPS by companies that have issued securities other than common stock that contractually entitle the holder to participate in dividends and earnings of the company. EITF 03-6 requires earnings available to common shareholders for the period, after deduction of preferred stock dividends, to be allocated between the common and preferred stockholders based on their respective rights to receive dividends. Basic EPS is then calculated by dividing loss allocable to common shareholders by the weighted average number of shares outstanding. EITF 03-6 does not require the presentation of basic and diluted EPS for securities other than common stock. Therefore, the following EPS amounts only pertain to our common stock.
Under the guidance of EITF 03-6, diluted EPS is calculated by dividing loss allocable to common shareholders by the weighted average common shares outstanding plus dilutive potential common stock. Potential common stock includes stock options, stock appreciation rights (“SARs”), restricted stock and warrants, the dilutive effect of which is calculated using the treasury stock method, and prior to the GS Repurchase, our Preferred Stock, the dilutive effect of which was calculated using the “if-converted” method.

The calculation of basic and diluted EPS for the three months ended March 31, 2007 and 2006 is presented below.

	Three months ended
	March 31,
	2007	2006

Basic EPS
Income (loss) available to common shareholders	$15,951	$(42,497)
Amount allocable to common shareholders (1)	100%	100%

Income (loss) allocable to common shareholders	15,951	(42,497)
Weighted average common shares outstanding	70,663	55,607

Basic earnings (loss) per share	$0.23	$(0.76)

Diluted EPS
Income (loss) available to common shareholders	$15,951	$(42,497)
Amount allocable to common shareholders (1)	100%	100%

Income (loss) allocable to common shareholders	15,951	(42,497)
Weighted average common shares outstanding	70,663	55,607
Dilutive effect of stock awards and warrants (2)	1,340	—
Dilutive effect of Preferred Stock assuming conversion (2)	—	—

Weighted average diluted shares outstanding	72,003	55,607

Diluted earnings (loss) per share	$0.22	$(0.76)

(1)	In computing EPS using the two-class method, we have not allocated the net loss reported for the three months ended March 31, 2006 between common and preferred shareholders since preferred shareholders had no contractual obligation to share in the net loss.

(2)	Due to the loss allocable to common shareholders reported for the three months ended March 31, 2006, the effect of all stock-based awards, warrants and the assumed conversion of the Preferred Stock were anti-dilutive and therefore are not included in the calculation of diluted EPS. For the three months ended March 31, 2007 and 2006, 1.1 million and 1.9 million shares, respectively, of stock-based awards had exercise prices that exceeded the average market price of the Company’s common stock for the respective period. For the three months ended March 31, 2006, the assumed conversion of the Preferred Stock into 1.6 million shares of common stock was anti-dilutive and therefore not included in the calculation of diluted EPS.
Stock-Based Awards
We maintain a shareholder approved stock incentive plan, the 2005 Stock Award and Incentive Plan (“2005 Plan”), whereby certain employees and non-employee directors are eligible to receive stock options, SARs, limited stock appreciation rights in tandem with stock options and restricted stock. Prior to adoption of the 2005 Plan, we maintained a shareholder approved stock incentive plan, the 2001 Stock Award and Incentive Plan (“2001 Plan”). Under the 2005 Plan and 2001 Plan, 5 million and 4 million shares, respectively, were originally authorized for grant. Stock awards are typically granted at the market value of our common stock at the date of the grant, become exercisable in ratable installments or otherwise, over a period of one to five years from the date of grant, and may be exercised up to a maximum of ten years from the date of grant. The Compensation Committee determines termination, vesting and other relevant provisions at the date of the grant. We have implemented a policy of issuing treasury shares held by the Company to satisfy stock issuances associated with stock-based award exercises.
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
We account for stock-based compensation under SFAS No. 123 (R), Share-Based Payment (“SFAS No. 123 (R)”). The Company recorded stock-based compensation expense related to stock-based awards granted under our various employee and non-employee stock incentive plans of $13.9 million and $16.5 million for the three months ended March 31, 2007 and 2006, respectively.

On February 27, 2007, the Company granted 1.1 million SARs to certain employees, including executive officers, in conjunction with its annual grant of stock incentive awards. These SARs, which are settled in our common stock, were granted at a grant price of $74.31 per share, which was equal to the market value of the Company’s common stock on the grant date, and vest ratably over three years. In accordance with SFAS No. 123 (R), we recognized non-cash compensation expense related to these SARs of $7.0 million, which includes $6.5 million related to non-substantive vesting, for the three months ended March 31, 2007.
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
New Accounting Pronouncements. In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115 (“SFAS No. 159”). SFAS No. 159 permits companies to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective of SFAS No. 159 is to provide opportunities to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply hedge accounting provisions. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We are currently assessing the impact the adoption of SFAS No. 159 will have on our consolidated financial position and results of operations.
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
3. Acquisitions
On January 31, 2006, we completed the Dex Media Merger for an equity purchase price of $4.1 billion. Pursuant to the Agreement and Plan of Merger, dated October 3, 2005 (“Merger Agreement”), each issued and outstanding share of Dex Media common stock was converted into $12.30 in cash and 0.24154 of a share of RHD common stock, resulting in an aggregate cash value of $1.9 billion and aggregate stock value of $2.2 billion, based on 36,547,381 newly issued shares of RHD common stock valued at $61.82 per share. The $61.82 share price used to value the common shares issued in the Dex Media Merger was based on the average closing price of RHD’s common stock for the two business days before and after the announcement of the Dex Media Merger on October 3, 2005, in accordance with EITF 95-19, Determination of the Measurement Date for the Market Price of Securities Issued in a Purchase Business Combination. Additionally, we assumed Dex Media’s outstanding indebtedness on January 31, 2006 with a fair value of $5.5 billion. The total allocable purchase price also includes transaction costs of $26.7 million that were directly related to the Dex Media Merger, severance and related costs for certain Dex Media employees of $17.7 million and Dex Media vested equity awards outstanding as of January 31, 2006 with an estimated fair value of $77.4 million, for a total aggregate purchase price of $9.8 billion. Upon completion of the Dex Media Merger, the Company’s stockholders and Dex Media’s former stockholders owned approximately 47% and 53% of the Company’s common stock, respectively. The results of the Dex Media Business have been included in the Company’s operating results commencing February 1, 2006. To finance the Dex Media Merger, we issued $660 million 6.875% Senior Discount Notes due January 15, 2013 for gross proceeds of $600.5 million and $1,210 million 8.875% Senior Notes due January 15, 2016 to pay the cash portion of the purchase price to the Dex Media stockholders.

On September 1, 2004, we completed the acquisition of the directory publishing business (“AT&T Directory Business”) of AT&T Inc. (“AT&T”) (formerly known as SBC Communications, Inc., “SBC”) in Illinois and Northwest Indiana (the “Territory”), including AT&T’s interests in The DonTech II Partnership (“DonTech”), a 50/50 general partnership between us and AT&T (collectively, the “AT&T Directory Acquisition”) for $1.41 billion in cash, after working capital adjustments and the settlement of a $30 million liquidation preference owed to us related to DonTech. As a result of the AT&T Directory Acquisition, we became the publisher of AT&T branded yellow pages directories in the Territory. The results of the AT&T Directory Business have been included in our consolidated results commencing September 1, 2004. The acquired AT&T Directory Business now operates as R.H. Donnelley Publishing & Advertising of Illinois Partnership, one of our indirect, wholly-owned subsidiaries.
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
On September 6, 2006, we acquired Local Launch, a leading local search products, platform and fulfillment provider that enables resellers to sell Internet advertising solutions to local advertisers. Local Launch specializes in search through publishing, distribution, directory and organic marketing solutions. The purpose of the Local Launch Acquisition was to support the expansion of our current local SEM and SEO offerings and provide new, innovative solutions to enhance our local SEM and SEO capabilities. The results of the Local Launch business are included in our consolidated results commencing September 6, 2006. The Local Launch business now operates as a direct wholly-owned subsidiary of RHD. In connection with the Local Launch Acquisition, we identified and recorded certain intangible assets at their estimated fair value, including (1) local customer relationships, (2) non-compete agreements, (3) technology and (4) tradenames. These intangible assets are being amortized under the straight-line method over remaining useful lives ranging from 3 to 7 years.
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

Under purchase accounting rules, we did not assume or record the deferred revenue balance associated with directories published by Dex Media of $114.0 million at January 31, 2006. These amounts represented revenue that would have been recognized subsequent to the Dex Media Merger under the deferral and amortization method in the absence of purchase accounting. Accordingly, we did not and will not record revenue associated with directories that were published prior to the Dex Media Merger, as well as directories that were published in the month the Dex Media Merger was completed. Although the deferred revenue balances associated with directories that were published prior to the Dex Media Merger were eliminated, we retained all the rights associated with the collection of amounts due under and contractual obligations under the advertising contracts executed prior to the Dex Media Merger. As a result, the billed and unbilled accounts receivable balances acquired in the Dex Media Merger became assets of the Company. Also under purchase accounting rules, we did not assume or record the deferred directory costs totaling $205.1 million related to those directories that were published prior to the Dex Media Merger as well as directories that published in the month the Dex Media Merger was completed. These costs represented cost of revenue that would have been recognized subsequent to the Dex Media Merger under the deferral and amortization method in the absence of purchase accounting.
The following unaudited condensed pro forma information has been prepared in accordance with SFAS No. 141 for the three months ended March 31, 2006 and assumes the Dex Media Merger (and related GS Repurchase) and related financing occurred on January 1, 2006. The following unaudited condensed pro forma information does not purport to represent what the Company’s results of operations would actually have been if the Dex Media Merger (and related GS Repurchase) had in fact occurred on January 1, 2006 and is not necessarily representative of results of operations for any future period. The following unaudited condensed pro forma information for the three months ended March 31, 2006 does not eliminate the adverse impact of purchase accounting relating to the Dex Media Merger.

Three Months Ended
March 31, 2006
Net revenue	$460.4
Operating income	65.6
Net loss	(110.0)
Diluted loss per share	$(1.58)
4. Intangible Assets and Goodwill
As a result of the Dex Media Merger, AT&T Directory Acquisition, Embarq Acquisition and Local Launch Acquisition, certain long-term intangible assets were identified and recorded at their estimated fair value. Amortization expense was $89.8 million and $54.4 million for the three months ended March 31, 2007 and 2006, respectively. The acquired long-term intangible assets and their respective book values at March 31, 2007 are shown in the following table.

	Directory	Local	National
	Services	Customer	CMR	Trade	Advertising	Technology
	Agreements	Relationships	Relationships	Names	Commitment	& Other	Total

Initial fair value:
Qwest	$7,320,000	$875,000	$205,000	$490,000	$25,000	$—	$8,915,000
AT&T	952,500	90,000	55,000	—	—	—	1,097,500
Embarq	1,625,000	200,000	60,000	30,000	—	—	1,915,000
Local Launch	—	1,400	—	800	—	5,100	7,300

Total	9,897,500	1,166,400	320,000	520,800	25,000	5,100	11,934,800
Accumulated amortization	(391,832)	(79,275)	(25,535)	(46,704)	(2,431)	(798)	(546,575)

Net intangible assets	$9,505,668	$1,087,125	$294,465	$474,096	$22,569	$4,302	$11,388,225

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
Directory services agreements between AT&T and the Company include a directory services license agreement, a non-competition agreement, an Internet Yellow Pages reseller agreement and a directory publishing listing agreement (collectively, “AT&T Directory Services Agreements”) with certain affiliates of AT&T. The directory services license agreement designates us as the official and exclusive provider of yellow pages directory services for AT&T (and its successors) in the Territory, grants us the exclusive license (and obligation as specified in the agreement) to produce, publish and distribute white pages directories in the Territory as AT&T’s agent and grants us the exclusive license (and obligation as specified in the agreement) to use the AT&T brand and logo on print directories in the Territory. The non-competition agreement prohibits AT&T (and its affiliates and successors), with certain limited exceptions, from (1) producing, publishing and distributing yellow and white pages print directories in the Territory, (2) soliciting or selling local or national yellow or white pages advertising for inclusion in such directories, and (3) soliciting or selling local Internet yellow pages advertising for certain Internet yellow pages directories in the Territory or licensing AT&T marks to any third party for that purpose. The Internet Yellow Pages reseller agreement grants us the (a) exclusive right to sell to local advertisers within the Territory Internet yellow pages advertising focused upon products and services to be offered within the Territory, and (b) non-exclusive right to sell to local (excluding National advertisers) advertisers within the Territory Internet yellow pages advertising focused upon products and services to be offered outside of the Territory, in each case, onto the YellowPages.com platform. The directory publishing listing agreement gives us the right to purchase and use basic AT&T subscriber listing information and updates for the purpose of publishing directories. The AT&T Directory Services Agreements (other than the Internet Yellow Pages reseller agreement) have initial terms of 50 years, subject to automatic renewal and early termination under specified circumstances. The Internet Yellow Pages reseller agreement has a term of 5 years. The fair value assigned to the AT&T Directory Services Agreements and the Internet Yellow Pages reseller agreement of $950.0 million and $2.5 million, respectively, was based on the present value of estimated future cash flows and is being amortized under the straight-line method over 50 years and 5 years, respectively.

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
The fair values of local and national customer relationships obtained as a result of the Dex Media Merger were determined using the multi-period excess earnings method. As a result of cost uplift from purchase accounting being substantially amortized, during the three months ended March 31, 2007, we commenced amortization of local customer relationships obtained as a result of the Dex Media Merger. The fair values of local and national customer relationships obtained as a result of the AT&T Directory Acquisition and Embarq Acquisition were determined based on the present value of estimated future cash flows. These intangible assets are being amortized under the “income forecast” method, which assumes the value derived from customer relationships is greater in the earlier years and steadily declines over time. The weighted average useful life of these relationships is approximately 20 years.
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
The excess purchase price for the Dex Media Merger, AT&T Directory Acquisition, Embarq Acquisition and Local Launch Acquisition over the net tangible and identifiable intangible assets acquired of $2.5 billion, $218.6 million, $97.0 million, and $6.6 million, respectively, was recorded as goodwill. The total amount of goodwill that is expected to be deductible for tax purposes related to the Dex Media Merger is approximately $2.5 billion. During January 2007, we recorded adjustments to goodwill totaling $1.6 million associated with the Dex Media Merger that primarily related to deferred income taxes.
In accordance with SFAS No. 142, goodwill is not amortized, but is subject to periodic impairment testing. No impairment losses were recorded for the three months ended March 31, 2007 and 2006.

5. Long-Term Debt, Credit Facilities and Notes
Long-term debt of the Company at March 31, 2007 and December 31, 2006, including fair value adjustments required by GAAP as a result of the Dex Media Merger, consisted of the following:

	March 31, 2007	December 31, 2006

RHD
6.875% Senior Notes due 2013	$300,000	$300,000
6.875% Series A-1 Senior Discount Notes due 2013	336,302	335,401
6.875% Series A-2 Senior Discount Notes due 2013	608,102	606,472
8.875% Series A-3 Senior Notes due 2016	1,210,000	1,210,000
R.H. Donnelley Inc. (“RHDI”)
Credit Facility	1,904,935	1,946,535
8.875% Senior Notes due 2010	7,934	7,934
10.875% Senior Subordinated Notes due 2012	600,000	600,000
Dex Media, Inc.
8% Senior Notes due 2013	513,282	513,663
9% Senior Discount Notes due 2013	676,721	663,153
Dex Media East
Credit Facility	603,177	656,571
9.875% Senior Notes due 2009	474,591	476,677
12.125% Senior Subordinated Notes due 2012	388,725	390,314
Dex Media West
Credit Facility	1,333,283	1,450,917
8.5% Senior Notes due 2010	402,158	403,260
5.875% Senior Notes due 2011	8,783	8,786
9.875% Senior Subordinated Notes due 2013	831,411	833,469

Total RHD Consolidated	10,199,404	10,403,152
Less current portion	362,181	382,631

Long-term debt	$9,837,223	$10,020,521

Credit Facilities
RHDI
As of March 31, 2007, RHDI’s senior secured credit facility, as amended and restated (“RHDI Credit Facility”), consists of a $323.4 million Term Loan A-4, a $350 million Term Loan D-1, a $1,422.0 million Term Loan D-2 and a $175.0 million Revolving Credit Facility (the “RHDI Revolver”) for an aggregate RHDI Credit Facility of $2,270.4 million. All Term Loans require quarterly principal and interest payments. The RHDI Credit Facility provides for a new Term Loan C for potential borrowings up to $400 million, such proceeds, if borrowed, to be used to fund acquisitions, refinance certain indebtedness or to make certain restricted payments. As of March 31, 2007, the outstanding balances of Term Loans A-4, D-1, and D-2 totaled $1,876.9 million, comprised of $148.8 million, $340.8 million and $1,387.3 million, respectively, and $28.0 million was outstanding under the RHDI Revolver (with an additional $0.4 million utilized under a standby letter of credit). The RHDI Revolver and Term Loan A-4 will mature in December 2009 and Term Loans D-1 and D-2 will mature in June 2011. The weighted average interest rate of outstanding debt under the RHDI Credit Facility was 6.73% and 6.86% at March 31, 2007 and December 31, 2006, respectively.

As amended, as of March 31, 2007, RHDI’s Credit Facility bears interest, at our option, at either:
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
Dex Media East
As of March 31, 2007, the Dex Media East credit facility, as amended and restated in connection with the Dex Media Merger, consists of revolving loan commitments (“Dex Media East Revolver”) and term loan commitments. The Dex Media East term loans consist of a tranche A term loan with an initial total principal amount of $690.0 million and a tranche B term loan with an initial total principal amount of $429.0 million. The Dex Media East Revolver consists of a total principal amount of $100.0 million, which is available for general corporate purposes, subject to certain conditions. As of March 31, 2007, the principal amounts owing under the tranche A and tranche B term loans totaled $582.0 million, comprised of approximately $196.5 million and $385.5 million, respectively, and $21.2 million was outstanding under the Dex Media East Revolver (with an additional $1.4 million utilized under standby letters of credit). The Dex Media East Revolver and tranche A term loan will mature in November 2008, and the tranche B term loan will mature in May 2009. The weighted average interest rate of outstanding debt under the Dex Media East credit facility was 6.82% and 6.85% at March 31, 2007 and December 31, 2006, respectively.
As amended, as of March 31, 2007, the Dex Media East credit facility bears interest, at our option, at either:
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
Dex Media West
As of March 31, 2007, the Dex Media West credit facility, as amended and restated in connection with the Dex Media Merger, consists of revolving loan commitments (“Dex Media West Revolver”) and term loan commitments. The Dex Media West term loans consist of a tranche A term loan with a total principal amount of $960.0 million, a tranche B-1 term loan with a total principal amount of $503.0 million, and a tranche B-2 term loan with a total available principal amount of $834.3 million. The Dex Media West Revolver consists of a total principal amount of $100.0 million, which is available for general corporate purposes, subject to certain conditions. As of March 31, 2007, the principal amounts owed under the tranche A, tranche B-1, and tranche B-2 term loans totaled $1,318.7 million, comprised of approximately $235.4 million, $373.7 million, and $709.6 million, respectively, and $14.6 million was outstanding under the Dex Media West Revolver. The tranche B-1 term loan in the amount of $444.2 million was utilized to redeem Dex Media West’s senior notes that were put to Dex Media West in connection with the change of control offer associated with the Dex Media Merger and to fund a portion of the cash consideration paid to Dex Media, Inc.’s stockholders in connection with the Dex Media Merger. The remaining $58.8 million is no longer available. The tranche A term loan and Dex Media West Revolver will mature in September 2009 and the tranche B-1 and B-2 term loans will mature in March 2010. The weighted average interest rate of outstanding debt under the Dex Media West credit facility was 6.83% at March 31, 2007 and December 31, 2006.

As amended, as of March 31, 2007, the Dex Media West credit facility bears interest, at our option, at either:
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
The credit facilities and the indentures governing the notes contain usual and customary affirmative and negative covenants that, among other things, place limitations on our ability to (i) incur additional indebtedness; (ii) pay dividends and repurchase our capital stock; (iii) enter into mergers, consolidations, acquisitions, asset dispositions and sale-leaseback transactions; (iv) make capital expenditures; (v) issue capital stock of our subsidiaries; (vi) engage in transactions with our affiliates; and (vii) make investments, loans and advances. The credit facilities also contain financial covenants relating to maximum consolidated leverage, minimum interest coverage and maximum senior secured leverage as defined therein. Substantially all of RHDI’s and its subsidiaries assets, including the capital stock of RHDI and its subsidiaries, are pledged to secure the obligations under the RHDI Credit Facility. Substantially all of the assets of Dex Media East and Dex Media West and their subsidiaries, including their equity interests, are pledged to secure the obligations under their respective credit facilities.
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

Dex Media, Inc.
Dex Media, Inc. has issued $500 million aggregate principal amount of 8% Senior Notes due 2013. These Senior Notes are unsecured obligations of Dex Media, Inc. and interest is payable on May 15th and November 15th of each year. As of March 31, 2007, $500.0 million aggregate principal amount was outstanding excluding fair value adjustments.
Dex Media, Inc. has issued $750 million aggregate principal amount of 9% Senior Discount Notes due 2013, under two indentures. Under the first indenture totaling $389 million aggregate principal amount, the 9% Senior Discount Notes were issued at an original issue discount with interest accruing at 9%, per annum, compounded semi-annually. These Senior Discount Notes are unsecured obligations of Dex Media, Inc. and interest accrues in the form of increased accreted value until November 15, 2008 (“Full Accretion Date”), at which time the accreted value will be equal to the full principal amount at maturity. Under the second indenture totaling $361 million aggregate principal amount, interest accrues at 8.37% per annum, compounded semi-annually, which creates a premium at the Full Accretion Date that will be amortized over the remainder of the term. After November 15, 2008, the 9% Senior Discount Notes bear cash interest at 9% per annum, payable semi-annually on May 15th and November 15th of each year. These Senior Discount Notes are unsecured obligations of Dex Media, Inc. and no cash interest will accrue on the discount notes prior to the Full Accretion Date. As of March 31, 2007, $749.9 million aggregate principal amount was outstanding excluding fair value adjustments.
Dex Media East
Dex Media East issued $450 million aggregate principal amount of 9.875% Senior Notes due 2009. These Senior Notes are unsecured obligations of Dex Media East and interest is payable on May 15th and November 15th of each year. As of March 31, 2007, $449.7 million aggregate principal amount was outstanding excluding fair value adjustments.
Dex Media East issued $525 million aggregate principal amount of 12.125% Senior Subordinated Notes due 2012. These Senior Subordinated Notes are unsecured obligations of Dex Media East and interest is payable on May 15th and November 15th of each year. As of March 31, 2007, $341.3 million aggregate principal amount was outstanding excluding fair value adjustments.
Dex Media West
Dex Media West issued $385 million aggregate principal amount of 8.5% Senior Notes due 2010. These Senior Notes are unsecured obligations of Dex Media West and interest is payable on February 15th and August 15th of each year. As of March 31, 2007, $385 million aggregate principal amount was outstanding excluding fair value adjustments.
Dex Media West issued $300 million aggregate principal amount of 5.875% Senior Notes due 2011. These Senior Notes are unsecured obligations of Dex Media West and interest is payable on May 15th and November 15th of each year. As of March 31, 2007, $8.7 million aggregate principal amount was outstanding excluding fair value adjustments.
Dex Media West issued $780 million aggregate principal amount of 9.875% Senior Subordinated Notes due 2013. These Senior Subordinated Notes are unsecured obligations of Dex Media West and interest is payable on February 15th and August 15th of each year. As of March 31, 2007, $761.7 million aggregate principal amount was outstanding excluding fair value adjustments.
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

As a result of the Dex Media Merger, an adjustment was established to record the acquired debt at fair value on January 31, 2006. This fair value adjustment is amortized as a reduction of interest expense over the remaining term of the respective debt agreements using the effective interest method and does not impact future scheduled interest or principal payments. Amortization of the fair value adjustment included as a reduction of interest expense was $7.6 million and $6.1 million for the three months ended March 31, 2007 and two months ended March 31, 2006, respectively. A total premium of $222.3 million was recorded upon consummation of the Dex Media Merger, of which $188.4 million remains unamortized at March 31, 2007, as shown in the following table.

	Initial Fair Value	Unamortized Fair
	Adjustment at	Value Adjustment at
	January 31, 2006	March 31, 2007

Dex Media, Inc.
8% Senior Notes due 2013	$15,000	$13,282
9% Senior Discount Notes due 2013	17,177	15,758
Dex Media East
Credit Facility	—	—
9.875% Senior Notes due 2009	34,290	24,884
12.125% Senior Subordinated Notes due 2012	54,600	47,474
Dex Media West
Credit Facility	—	—
8.5% Senior Notes due 2010	22,138	17,158
5.875% Senior Notes due 2011	76	63
9.875% Senior Subordinated Notes due 2013	79,022	69,761

Total	$222,303	$188,380

6. Derivative Financial Instruments
The RHDI Credit Facility and the Dex Media West and Dex Media East credit facilities bear interest at variable rates and, accordingly, our earnings and cash flow are affected by changes in interest rates. The RHDI Credit Facility requires that we maintain hedge agreements to provide either a fixed interest rate or interest rate protection on at least 50% of its total outstanding debt. The Dex Media East and Dex Media West credit facilities require that we maintain hedge agreements to provide a fixed rate on at least 33% of their respective indebtedness. The Company has entered into the following interest rate swaps that effectively convert approximately 71% of the Company’s variable rate debt to fixed rate debt as of March 31, 2007. Including the effect of our interest rate swaps, total fixed rate debt comprised approximately 89% of our total debt portfolio as of March 31, 2007. Under the terms of the agreements, the Company receives variable interest based on three-month LIBOR and pays a fixed rate of interest.

Effective Dates	Notional Amount		Pay Rates	Maturity Dates
(amounts in millions)
May 8, 2003	$125	(2), (7)	3.638% - 4.085%	November 8, 2007 - May 8, 2008
September 7, 2004	200	(3)	3.490% - 3.750%	September 8, 2008 - September 7, 2009
September 15, 2004	250	(4)	3.200% - 3.910%	September 15, 2007 - September 15, 2009
September 17, 2004	150	(3)	3.210% - 3.740%	September 17, 2007 - September 17, 2009
September 23, 2004	150	(3)	3.160% - 3.438%	September 24, 2007 - September 23, 2008
December 20, 2005	300	(6)	4.74% - 4.752%	December 20, 2007 - December 22, 2008
February 14, 2006	350	(4)	4.925% - 4.9435%	February 14, 2008 - February 17, 2009
February 28, 2006	50	(1)	4.93275%	August 28, 2008
March 10, 2006	150	(2)	5.010%	March 10, 2008
May 25, 2006	300	(3)	5.326%	May 25, 2009
May 26, 2006	200	(2)	5.2725% -5.275%	May 26, 2009
May 31, 2006	100	(2)	5.295% - 5.312%	May 31, 2008 - May 31, 2009
June 12, 2006	400	(5)	5.27% - 5.295%	June 12, 2008 - June 12, 2009

Total	$2,725

(1)	Consists of one swap.

(2)	Consists of two swaps.

(3)	Consists of three swaps.

(4)	Consists of four swaps.

(5)	Consists of five swaps.

(6)	Consists of six swaps.

(7)	Denotes swaps entered into by Dex Media East and acquired by RHD as a result of the Dex Media Merger. Swaps have not been designated as cash flow hedges.
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
The Company’s interest rate swap agreements effectively convert $2.7 billion of our variable rate debt to fixed rate debt, mitigating our exposure to increases in interest rates. Under the terms of the interest rate swap agreements, we receive variable interest based on the three-month LIBOR and pay a weighted average fixed rate of 4.63%. The interest rate swaps mature at varying dates from September 2007 through September 2009. The weighted average variable rate received on our interest rate swaps was 5.35% during the three months ended March 31, 2007. These periodic payments and receipts are recorded as interest expense.
Interest rate swaps with a notional value of $2.6 billion (of the total $2.7 billion in interest rate swaps) have been designated as cash flow hedges to hedge three-month LIBOR-based interest payments on $2.6 billion of bank debt. As of March 31, 2007, these respective interest rate swaps provided an effective hedge of the three-month LIBOR-based interest payments on $2.6 billion of bank debt.
Certain interest rate swaps acquired as a result of the Dex Media Merger with a notional amount of $425 million were not designated as cash flow hedges. During the fourth quarter of 2006, $300 million of these interest rate swaps were settled and at March 31, 2007, $125 million remain undesignated. For the three months ended March 31, 2007, the Company recorded additional interest expense of $0.4 million as a result of the change in fair value of the acquired undesignated interest rate swaps. For the two months ended March 31, 2006, the Company recorded a reduction to interest expense of $0.2 million as a result of the change in fair value of the acquired undesignated interest rate swaps.
7. Redeemable Preferred Stock and Warrants
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
On January 14, 2005, we repurchased 100,303 shares of our outstanding Preferred Stock from the GS Funds for $277.2 million in cash. In order to fund this repurchase, on January 14, 2005, we issued $300 million of Holdco Notes. See Note 5, “Long-Term Debt, Credit Facilities and Notes” for a further discussion of the financing associated with this transaction. The excess of the cash paid to the GS Funds over the carrying amount of the repurchased Preferred Stock, plus the amount previously recognized for the BCF associated with these shares was recognized as a loss on repurchase. Such amount represents a return to the GS Funds and, therefore was treated in a manner similar to the treatment of the Preferred Stock dividend.
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
Based on the terms of the Stock Purchase Agreement, the recorded value of the Preferred Stock was accreted to its redemption value of $336.1 million at January 27, 2006. The accretion to redemption value of $2.0 million (which represented accrued dividends and interest) for the three months ended March 31, 2006 was recorded as an increase to loss available to common shareholders on the consolidated statement of operations. In conjunction with the GS Repurchase, we also reversed the previously recorded BCF related to these shares and recorded a decrease to loss available to common shareholders on the consolidated statement of operations of approximately $31.2 million for the three months ended March 31, 2006.
On November 2, 2006, we repurchased all outstanding warrants to purchase 1.65 million shares of our common stock for an aggregate purchase price of approximately $53.1 million. Exercise prices related to the warrants ranged between $26.28 and $28.62 per share. As a result, the value of these warrants were removed from shareholders’ equity on our consolidated balance sheet at December 31, 2006.
On May 30, 2006, RHD redeemed the outstanding preferred stock purchase rights issued pursuant to the Company’s stockholder rights plan at a redemption price of one cent per right for a total redemption payment of $0.7 million. This payment was recorded as a charge to retained earnings in 2006.

8. Restructuring Charges
The table below shows the activity in our restructuring reserves for the three months ended March 31, 2007.

	2003	2005	2006
	Restructuring	Restructuring	Restructuring
	Actions	Actions	Actions	Total

Balance at December 31, 2006	$971	$1,943	$7,615	$10,529
Additions to reserve charged to goodwill	—	—	96	96
Payments	(11)	(52)	(1,375)	(1,438)

Balance at March 31, 2007	$960	$1,891	$6,336	$9,187

As a result of the Dex Media Merger and integration of the Dex Media Business, approximately 120 employees were affected by a restructuring plan, of which 110 were terminated and 10 were relocated to our corporate headquarters in Cary, North Carolina. Additionally, we have vacated certain of our leased Dex Media facilities in Colorado, Minnesota, Nebraska and Oregon. We estimated the costs associated with terminated employees, including Dex Media executive officers, and abandonment of certain of our leased facilities, net of estimated sublease income, to be approximately $18.9 million and such costs were charged to goodwill during 2006. During January 2007, we finalized costs associated with terminated employees and recognized a charge to goodwill of $0.1 million. Payments made with respect to severance during the three months ended March 31, 2007 totaled $0.8 million. Payments of $0.6 million were made with respect to the vacated leased Dex Media facilities during the three months ended March 31, 2007. No payments were made during the two months ended March 31, 2006 with respect to severance or the vacated leased Dex Media facilities. The remaining lease payments for these facilities will be made through 2016.
During the first quarter of 2005, we completed a restructuring relating to the integration of the AT&T Directory Business. There were 63 employees affected by the restructuring, 57 were terminated during the first quarter of 2005, and 6 were relocated to our corporate headquarters in Cary, North Carolina. Additionally, we have vacated certain of our leased facilities in Chicago, Illinois. We estimated the costs associated with the terminated employees and the abandonment of certain of our leased facilities to be approximately $8.8 million and such costs were charged to goodwill during the first quarter of 2005. Residual payments made with respect to relocation during the three months ended March 31, 2006 were less than $0.1 million. Payments of less than $0.1 million and $0.3 million, net of sublease income, were made during the three months ended March 31, 2007 and 2006, respectively, with respect to the leased facilities in Chicago, Illinois. The remaining lease payments will be made through 2012. During 2006, we formalized a plan to re-occupy in early 2007 a portion of the leased facilities in Chicago, Illinois, which we vacated in conjunction with the AT&T Directory Acquisition. As a result, we reduced our reserve related to these leased facilities at December 31, 2006 by $3.5 million, with a corresponding offset to goodwill.
Following the Embarq Acquisition on January 3, 2003, we consolidated publishing and technology operations, sales offices and administrative personnel and relocated the headquarters functions from Overland Park, Kansas and Purchase, New York to Cary, North Carolina. Approximately 140 people were affected by the relocation of the headquarters functions in Overland Park, Kansas and Purchase, New York, of which 75 were included in the restructuring reserve. The remaining 65 people relocated with the Company. In 2003, $2.9 million was charged to goodwill representing the closure of the pre-press publishing facility operated in Blountville, Tennessee and severance paid to certain Embarq executives who were terminated immediately upon the closing of the Embarq Acquisition. The reserve for the pre-press publishing facility was $2.2 million, which represented the remaining lease payments, net of estimated sub-lease income. Net payments of less than $0.1 million and $0.1 million were made with respect to the former pre-press publishing facility during the three months ended March 31, 2007 and 2006, respectively. Remaining payments will be made through 2012.
Restructuring charges that are charged to earnings are included in general and administrative expenses on our consolidated statements of operations.

9. Income Taxes
As a result of implementing FIN No. 48, we recognized an increase of $160.1 million in the liability for unrecognized tax benefits. The increase in the liability included a reduction in deferred tax liabilities of $165.2 million and a decrease in accumulated deficit of $5.1 million.
As of January 1, 2007 and after the impact of recognizing the increase in the liability for unrecognized tax benefits, our unrecognized tax benefits total $174.1 million, which includes accrued interest disclosed below. Included in the balance of unrecognized benefits at January 1, 2007 are $5.6 million of tax benefits that, if recognized, would affect the effective tax rate.
Our policy is to recognize accrued interest and penalties related to unrecognized tax benefits in income tax expense. As of January 1, 2007, we have accrued $3.6 million related to interest and have not accrued any amount for tax penalties.
We believe it is reasonably possible that the amount of unrecognized tax benefits disclosed above could decrease within the next twelve months. We are currently under audit by the Internal Revenue Service (“IRS”) for taxable years 2003 and 2004 and in New York for 2000 through 2003. If the New York audit is resolved within the next twelve months, the total amount of unrecognized tax benefits reported above could decrease by approximately $7.5 million. The unrecognized tax benefits related to the New York audit relate to apportionment and the filing of combined income tax returns. Based upon the status of the IRS audit for 2003 and 2004, we do not expect the unrecognized tax benefits associated with our uncertain Federal tax positions to change within the next twelve months. The unrecognized tax benefits related to the IRS audit primarily relate to items in which the ultimate deductibility is highly certain but for which there is uncertainty regarding the timing of such deductibility.
As noted above, we are currently under federal tax audit by the IRS for the taxable years 2003 and 2004. Therefore, tax years 2003 through 2006 are still subject to examination by the IRS. In addition, certain state tax returns are under examination by various regulatory authorities, including New York. Our state tax return years are open to examination for an average of three years. However, certain jurisdictions remain open to examination longer than the three year average due to the existence of net operating loss carryforwards.
There were no significant changes to any of the amounts noted above during the three months ended March 31, 2007.
10. Benefit Plans
We have two defined benefit pension plans (the RHD Retirement Plan and the Dex Media Pension Plan), two defined contribution plans (the RHD 401(k) Savings Plan and the Dex Media Savings Plan) and two postretirement plans (the RHD Postretirement Plan and the Dex Media Postretirement Plan). Effective January 1, 2007, the DonTech Retirement Plan was merged with and into the RHD Retirement Plan. The merger of these plans streamlines our administrative processes but does not materially impact our consolidated financial statements.
RHD Pension Plan. The RHD cash balance defined benefit pension plan covers substantially all legacy RHD employees with at least one year of service. The benefits to be paid to employees are based on age, years of service and a percentage of total annual compensation. The percentage of compensation allocated to a retirement account ranges from 3.0% to 12.5% depending on age and years of service (“cash balance benefit”). Benefits for certain employees who were participants in the predecessor The Dun & Bradstreet Corporation (“D&B”) defined benefit pension plan are also determined based on the participant’s average compensation and years of service (“final average pay benefit”) and benefits to be paid will equal the greater of the final average pay benefit or the cash balance benefit. Annual pension costs are determined using the projected unit credit actuarial cost method. Our funding policy is to contribute an amount at least equal to the minimum legal funding requirement. We were not required to make and did not make any contributions during the three months ended March 31, 2007 and 2006. The underlying pension plan assets are invested in diversified portfolios consisting primarily of equity and debt securities.
We also have an unfunded non-qualified defined benefit pension plan, the Pension Benefit Equalization Plan (“PBEP”), which covers senior executives and certain key employees. Benefits are based on years of service and compensation (including compensation not permitted to be taken into account under the previously mentioned defined benefit pension plan).

Dex Media Pension Plan. We have a noncontributory defined benefit pension plan covering substantially all management and occupational (union) employees within Dex Media. Annual pension costs are determined using the projected unit credit actuarial cost method. Our funding policy is to contribute an amount at least equal to the minimum legal funding requirement. No contributions were required or made during the three months ended March 31, 2007 or the two months ended March 31, 2006. The underlying pension plan assets are invested in diversified portfolios consisting primarily of equity and debt securities.
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
In accordance with SFAS No. 132, Employers’ Disclosures About Pensions and Other Postretirement Benefits (Revised 2003), the following table provides the components of net periodic benefit cost for the three months ended March 31, 2007 and 2006. Information presented below for the three months ended March 31, 2006 includes combined amounts for the legacy RHD benefit plans for the three months ended March 31, 2006 and the acquired Dex Media benefit plans for the two months ended March 31, 2006.

	Pension		Postretirement
	Benefits		Benefits
	Three Months		Three Months
	Ended March 31,		Ended March 31,
	2007	2006	2007	2006

Service cost	$3,282	$2,744	$637	$516
Interest cost	4,533	3,412	1,377	904
Expected return on plan assets	(4,940)	(4,206)	—	—
Amortization of prior service cost	33	50	430	242
Amortization of net loss	272	468	—	65

Net periodic benefit cost	$3,180	$2,468	$2,444	$1,727

The Company expects to make contributions of approximately $16.7 million and $5.5 million to our pension plans and postretirement plans, respectively, in 2007.
11. Business Segments
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
During the three months ended March 31, 2007, there were no material changes to the information set forth in the 2006 10-K regarding the Legacy Tax Matter (as defined in the 2006 10-K).
13. Guarantees
R.H. Donnelley Inc. is a direct wholly-owned subsidiary of the Company and the issuer of the Senior Notes and Subordinated Notes. The Company and the direct and indirect 100% owned subsidiaries of R.H. Donnelley Inc. jointly and severally, fully and unconditionally, guarantee these debt instruments. RHD’s debt instruments are not guaranteed by any of its subsidiaries. At March 31, 2007, R.H. Donnelley Inc.’s direct wholly-owned subsidiaries were R.H. Donnelley Publishing & Advertising, Inc., R.H. Donnelley APIL, Inc., DonTech Holdings, LLC, The DonTech II Partnership, R.H. Donnelley Publishing & Advertising of Illinois Holdings, LLC, R.H. Donnelley Publishing & Advertising of Illinois Partnership and Get Digital Smart.com Inc. Dex Media and Local Launch are direct wholly-owned subsidiaries of the Company and do not guarantee any debt instruments of RHD or RHDI. In addition, the Company, RHDI and Local Launch do not guarantee any debt instruments of Dex Media or its direct or indirect wholly-owned subsidiaries. The financial results of Dex Media and its subsidiaries and for Local Launch are presented in the tables below for the three months ended March 31, 2007 and at December 31, 2006 under the heading Non-Guarantor Subsidiaries.
The following condensed consolidating financial information should be read in conjunction with the consolidated financial statements of the Company.
In general, substantially all of the net assets of the Company and its subsidiaries are restricted from being paid as dividends to any third party, and our subsidiaries are restricted from paying dividends, loans or advances to R.H. Donnelley Corporation, with very limited exceptions under the terms of our credit facilities. See Note 5, “Long-Term Debt, Credit Facilities and Notes,” for a further description of our debt instruments.

R.H. Donnelley Corporation
Condensed Consolidating Balance Sheet
March 31, 2007

	R.H. Donnelley	R.H.		Non-		Consolidated
	Corporation	Donnelley Inc.	Guarantor	Guarantor		R.H. Donnelley
	(Parent)	(Issuer)	Subsidiaries	Subsidiaries	Eliminations	Corporation

Assets

Cash and cash equivalents	$58,792	$2,089	$4,200	$9,580	$—	$74,661
Accounts receivable, net	—	—	427,002	657,951	—	1,084,953
Deferred directory costs	—	—	64,470	140,642	—	205,112
Short-term deferred income taxes, net	335	—	35,947	16,023	(45,377)	6,928
Prepaid expenses and other current assets	6,201	18,517	19,344	42,300	—	86,362

Total current assets	65,328	20,606	550,963	866,496	(45,377)	1,458,016

Investment in subsidiaries	4,519,373	1,642,157	—	—	(6,161,530)	—
Fixed assets and computer software, net	11,424	79,692	7,787	59,718	—	158,621
Other non-current assets	170,314	46,760	799	20,242	(102,586)	135,529
Intercompany notes receivable	—	1,649,636	(1,649,636)	—	—	—
Intangible assets, net	—	—	2,735,689	8,652,536	—	11,388,225
Goodwill	—	—	315,560	2,522,323	—	2,837,883

Total Assets	$4,766,439	$3,438,851	$1,961,162	$12,121,315	$(6,309,493)	$15,978,274

Liabilities and Shareholders’ Equity

Accounts payable and accrued liabilities	$5,948	$29,980	$21,233	$90,101	$—	$147,262
Accrued interest	41,350	28,314	—	77,164	—	146,828
Deferred directory revenue	—	—	429,654	811,228	—	1,240,882
Short-term deferred income taxes, net	—	45,371	—	—	(45,371)	—
Current portion of long-term debt	—	84,800	—	277,381	—	362,181

Total current liabilities	47,298	188,465	450,887	1,255,874	(45,371)	1,897,153

Intercompany, net	395,491	(2,033)	(441,452)	30,986	17,008	—
Long-term debt	2,454,404	2,428,069	—	4,954,750	—	9,837,223
Deferred income taxes, net	—	(89,402)	284,031	2,003,171	(4,906)	2,192,894
Other long-term liabilities	9,710	142,369	25,539	128,544	(114,694)	191,468

Shareholders’ equity	1,859,536	771,383	1,642,157	3,747,990	(6,161,530)	1,859,536

Total Liabilities and Shareholders’ Equity	$4,766,439	$3,438,851	$1,961,162	$12,121,315	$(6,309,493)	$15,978,274

R.H. Donnelley Corporation
Condensed Consolidating Balance Sheet
December 31, 2006

	R.H. Donnelley	R.H.		Non-		Consolidated
	Corporation	Donnelley Inc.	Guarantor	Guarantor		R.H. Donnelley
	(Parent)	(Issuer)	Subsidiaries	Subsidiaries	Eliminations	Corporation

Assets

Cash and cash equivalents	$122,565	$1,606	$3,299	$28,779	$—	$156,249
Accounts receivable, net	—	—	441,962	606,289	—	1,048,251
Deferred directory costs	—	—	67,204	144,618	—	211,822
Prepaid expenses and other current assets	9,485	22,908	27,109	76,159	(19,758)	115,903

Total current assets	132,050	24,514	539,574	855,845	(19,758)	1,532,225

Investment in subsidiaries	4,507,776	1,620,213	—	—	(6,127,989)	—
Fixed assets and computer software, net	7,258	80,949	7,127	64,028	—	159,362
Other non-current assets	148,066	74,485	2,212	19,705	(102,849)	141,619
Intercompany notes receivable	—	2,102,997	(2,102,997)	—	—	—
Intangible assets, net	—	—	2,755,624	8,722,372	—	11,477,996
Goodwill	—	—	315,560	2,520,706	—	2,836,266

Total Assets	$4,795,150	$3,903,158	$1,517,100	$12,182,656	$(6,250,596)	$16,147,468

Liabilities and Shareholders’ Equity

Accounts payable and accrued liabilities	$8,483	$35,668	$36,942	$88,397	$—	$169,490
Accrued interest	90,971	11,950	—	76,498	—	179,419
Deferred directory revenue	—	—	439,100	758,696	—	1,197,796
Short-term deferred income taxes, net	—	52,036	48,907	—	(21,061)	79,882
Current portion of long-term debt	—	112,200	—	270,431	—	382,631

Total current liabilities	99,454	211,854	524,949	1,194,022	(21,061)	2,009,218

Intercompany, net	413,098	421,302	(858,320)	10,986	12,934	—
Long-term debt	2,451,873	2,442,269	—	5,126,379	—	10,020,521
Deferred income taxes, net	—	113	204,320	1,994,636	(99,967)	2,099,102
Other long-term liabilities	9,969	52,366	25,938	124,111	(14,513)	197,871

Shareholders’ equity	1,820,756	775,254	1,620,213	3,732,522	(6,127,989)	1,820,756

Total Liabilities and Shareholders’ Equity	$4,795,150	$3,903,158	$1,517,100	$12,182,656	$(6,250,596)	$16,147,468

R.H. Donnelley Corporation
Condensed Consolidating Statement of Operations
For the Three Months Ended March 31, 2007

	R.H. Donnelley	R.H. Donnelley		Non-		Consolidated
	Corporation	Inc.	Guarantor	Guarantor		R.H. Donnelley
	(Parent)	(Issuer)	Subsidiaries	Subsidiaries	Eliminations	Corporation

Net revenue	$—	$—	$257,935	$406,128	$(1,259)	$662,804

Expenses	3,024	17,930	136,439	278,487	(1,054)	434,826
Partnership and equity income	51,477	50,027	—	—	(101,504)	—

Operating income	48,453	32,097	121,496	127,641	(101,709)	227,978
Interest expense, net	(52,965)	(7,384)	(40,808)	(100,458)	—	(201,615)
Other (loss) income	—	—	(205)	—	205	—
Income (loss) before income taxes	(4,512)	24,713	80,483	27,183	(101,504)	26,363
(Provision) benefit for income taxes	20,463	9,759	(30,456)	(10,178)	—	(10,412)
	—
Net income	$15,951	$34,472	$50,027	$17,005	$(101,504)	$15,951

R.H. Donnelley Corporation
Condensed Consolidating Statement of Operations
For the Three Months Ended March 31, 2006

	R.H. Donnelley	R.H. Donnelley		Non-		Consolidated
	Corporation	Inc.	Guarantor	Guarantor		R.H. Donnelley
	(Parent)	(Issuer)	Subsidiaries	Subsidiaries	Eliminations	Corporation

Net revenue	$—	$—	$261,369	$59,110	$—	$320,479
Expenses	842	29,796	122,352	130,239	(817)	282,412
Partnership and equity income	(46,027)	68,932	—	—	(22,905)	—

Operating income (loss)	(46,869)	39,136	139,017	(71,129)	(22,088)	38,067
Interest expense, net	(38,539)	(17,472)	(32,461)	(65,269)	—	(153,741)
Other (loss) income	(14)	—	(364)	—	378	—

(Loss) income before income taxes	(85,422)	21,664	106,192	(136,398)	(21,710)	(115,674)
Benefit (provision) for income taxes	13,704	15,648	(37,260)	53,059	(1,195)	43,956

Net (loss) income	(71,718)	37,312	68,932	(83,339)	(22,905)	(71,718)
Preferred dividend	(1,974)	—	—	—	—	(1,974)
Gain on repurchase of preferred stock	31,195	—	—	—	—	31,195
	— — — —
Loss available to common shareholders	$(42,497)	$37,312	$68,932	$(83,339)	$(22,905)	$(42,497)

R.H. Donnelley Corporation
Condensed Consolidating Statement of Cash Flows
For the Three Months Ended March 31, 2007

	R.H.	R.H.
	Donnelley	Donnelley			Consolidated
	Corporation	Inc.	Guarantor	Non-Guarantor	R.H. Donnelley
	(Parent)	(Issuer)	Subsidiaries	Subsidiaries	Corporation
	—
Cash flow from operating activities	$(107,756)	$37,213	$57,819	$156,476	$143,752
Cash flow from investing activities:
Additions to fixed assets and computer software	(2,556)	(6,230)	(1,225)	(3,109)	(13,120)
Equity investment	(2,500)	—	—	—	(2,500)

Net cash flow used in investing activities	(5,056)	(6,230)	(1,225)	(3,109)	(15,620)

Cash flow from financing activities:
Revolver borrowings	—	151,550	—	55,700	207,250
Revolver repayments	—	(178,950)	—	(47,400)	(226,350)
Credit facilities repayments	—	(14,200)	—	(179,328)	(193,528)
Increase (decrease) in checks not yet presented for payment	232	(1,866)	(3,031)	(1,538)	(6,203)
Proceeds from employee stock option exercises	9,111	—	—	—	9,111
Intercompany Debt	—	27,662	(27,662)	—	—
Dividends to Parent	39,696	(14,696)	(25,000)	—	—

Net cash flow used in financing activities	49,039	(30,500)	(55,693)	(172,566)	(209,720)

Change in cash	(63,773)	483	901	(19,199)	(81,588)
Cash at beginning of year	122,565	1,606	3,299	28,779	156,249
	—
Cash at end of period	$58,792	$2,089	$4,200	$9,580	$74,661

R.H. Donnelley Corporation
Condensed Consolidating Statement of Cash Flows
For the Three Months Ended March 31, 2006

	R.H.	R.H.
	Donnelley	Donnelley		Non-		Consolidated
	Corporation	Inc.	Guarantor	Guarantor		R.H. Donnelley
	(Parent)	(Issuer)	Subsidiaries	Subsidiaries	Eliminations	Corporation

Cash flow from operations	$131,237	$14,634	$111,647	$76,725	$(138,253)	$195,990
Cash flow from investing activities:
Additions to fixed assets and computer software	(2,325)	(3,412)	(158)	(4,501)	—	(10,396)
Acquisitions, net of cash received	(1,755,568)	—	—	—	(133,177)	(1,888,745)

Net cash flow used in investing activities	(1,757,893)	(3,412)	(158)	(4,501)	(133,177)	(1,899,141)
Cash flow from investing activities

Proceeds from issuance of debt, net of costs	2,079,680	—	—	437,786	—	2,517,466
Revolver borrowings	—	3,700	—	165,000	—	168,700
Revolver repayments	—	(8,700)	—	(36,000)	—	(44,700)
Repurchase of redeemable convertible preferred stock	(336,123)	—	—	—	—	(336,123)
Credit facilities repayments and note repurchases	—	(71,340)	—	(347,555)	—	(418,895)
Decrease in checks not yet presented for payment	—	(1,690)	(361)	(3,874)	—	(5,925)
Proceeds from employee stock option exercises	14,118	—	—	—	—	14,118
Dividends to Parent	—	—	—	(265,745)	265,745	—
Intercompany notes and other	53,770	73,144	(111,784)	(40,555)	25,425	—

Net cash flow provided by financing activities	1,811,445	(4,886)	(112,145)	(90,943)	291,170	1,894,641

Change in cash	184,789	6,336	(656)	(18,719)	19,740	191,490
Cash at beginning of year	830	2,703	4,260	19,740	(19,740)	7,793

Cash at end of period	$185,619	$9,039	$3,604	$1,021	$—	$199,283

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Information
Certain statements contained in this Quarterly Report on Form 10-Q regarding our future operating results, performance, business plans or prospects and any other statements not constituting historical fact are “forward-looking statements” subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. Where possible, words such as “believe,” “expect,” “anticipate,” “should,” “will,” “would,” “planned,” “estimated,” “potential,” “goal,” “outlook,” “could,” and similar expressions, are used to identify such forward-looking statements. All forward-looking statements reflect only our current beliefs and assumptions with respect to our future results, business plans and prospects, and are based solely on information currently available to us. Accordingly, these statements are subject to significant risks and uncertainties and our actual results, business plans and prospects could differ significantly from those expressed in, or implied by, these statements. We caution readers not to place undue reliance on, and we undertake no obligation to update, other than imposed by law, any forward-looking statements. Such risks, uncertainties and contingencies include, but are not limited to, statements about the benefits of the merger between R.H. Donnelley Corporation (“RHD”) and Dex Media, Inc. (“Dex Media”) (the “Dex Media Merger”), including future financial and operating results, RHD’s plans, objectives, expectations and intentions and other statements that are not historical facts. The following factors, among others, could cause actual results to differ from those set forth in the forward-looking statements: (1) the risk that the legacy Dex Media and RHD businesses will not continue to be integrated successfully; (2) the risk that the expected strategic advantages and remaining cost savings from the Dex Media Merger may not be fully realized or may take longer to realize than expected; (3) disruption from the Dex Media Merger making it more difficult to maintain relationships with customers, employees or suppliers; and (4) general economic conditions and consumer sentiment in our markets. Additional risks and uncertainties are described in detail in Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2006 (“2006 10-K”). Unless otherwise indicated, the terms “Company,” “we,” “us” and “our” refer to R.H. Donnelley Corporation and its direct and indirect wholly-owned subsidiaries.
Corporate Overview
We are one of the nation’s largest Yellow Pages and online local commercial search companies, based on revenue. We publish and distribute advertiser content utilizing three of the most highly recognizable brands in the industry, Dex, Embarq (formerly known as Sprint) and AT&T (formerly known as SBC). Our “triple-play” integrated marketing solutions assist advertisers by attracting large volumes of ready-to-buy consumers through the combination of our print directories, Internet Yellow Pages (“IYP”) and search engine marketing (“SEM”) and search engine optimization (“SEO”) services. During 2006, our print and online solutions helped more than 600,000 national and local businesses in 28 states reach consumers who were actively seeking to purchase products and services. Our approximately 1,900 sales representatives work on a daily basis to help bring these local businesses and consumers together to satisfy their mutual objectives utilizing our “triple play” products and services.
During 2006, we published and distributed more than 80 million print directories in many of the country’s most attractive growth markets including Albuquerque, Denver, Las Vegas, Orlando, and Phoenix. Our print directories provide comprehensive local information to consumers, facilitating their active search for products and services offered by local merchants.
Our online products and services (IYP, SEM and SEO) provide merchants with additional reach to connect with consumers who are actively seeking to purchase products and services on the Internet. These powerful offerings not only distribute local advertisers’ content to our proprietary IYP sites, but extend to other major online search platforms, including Google® and Yahoo!®, providing additional qualified leads for our advertisers. We also help local businesses take advantage of the expanding online market by assisting them to determine the optimal display of information in their IYP profile or the right combination of SEM and SEO tactics for prominent appearance on the Internet.
This compelling set of “triple play” products and services, in turn, generates among the strongest returns for advertisers of any advertising media available today. This strong advertiser return uniquely positions RHD and its 1,900 sales representatives as trusted advisors for marketing support and service in the local markets we serve.

We recently announced a new Dex market brand for all of our print and online products across our entire footprint. As part of this branding strategy, we also announced DexKnows.com® as our new uniform resource locator (“ URL”) across our entire footprint that will upgrade our existing online sites over the remainder of 2007. This initiative was undertaken as IYP is a cornerstone of our “triple play” strategy and this platform will make our rich, accurate content available on a single search site. We will continue to leverage the recognizable Embarq and AT&T brands on our print products in those respective markets while also creating a single look and feel for both print and online products by highlighting the Dex name. The Dex brand has tremendous name recognition within its markets where DexOnline.com is the leader in online local search. The DexKnows.com site leverages this success and adds enhanced capabilities, new features and an intuitive interface. The conversion of existing online sites will occur in stages over the remainder of 2007 starting with DexOnline.com followed by the Embarq and AT&T markets.
Significant Business Developments
On January 31, 2006, we acquired Dex Media, Inc. for an equity purchase price of $4.1 billion, consisting of 36,547,381 shares of our common stock valued at $2.2 billion and $1.9 billion in cash. We also assumed all of Dex Media’s and its subsidiaries’ outstanding indebtedness with a fair value of $5.5 billion, together with other costs for a total aggregate purchase price of $9.8 billion. Dex Media is the indirect parent of Dex Media East LLC (“Dex Media East”) and Dex Media West LLC (“Dex Media West”). Dex Media is the exclusive publisher of the “official” yellow pages and white pages directories for Qwest Communications International Inc. (“Qwest”) where Qwest was the primary incumbent local exchange carrier (“ILEC”) in November 2002. Dex Media East operates our directory business in the following states: Colorado, Iowa, Minnesota, Nebraska, New Mexico, North Dakota and South Dakota (collectively, the “Dex East States”). Dex Media West operates our directory business in the following states: Arizona, Idaho, Montana, Oregon, Utah, Washington and Wyoming (collectively, the “Dex West States” and together with the Dex East States, collectively, the “Dex Media States”). Prior to the Dex Media Merger, Dex Media was a leading directory publisher in the United States. The purpose of the Dex Media Merger was to take a further step in the transformation of RHD into a leading publisher of yellow pages directories, as well as to combine the complementary strengths of both companies. The acquired business of Dex Media and its subsidiaries (“Dex Media Business”) now operates through Dex Media, Inc., one of RHD’s direct, wholly-owned subsidiaries. The results of the Dex Media Business have been included in the Company’s operating results commencing February 1, 2006.
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
The Dex Media Merger was accounted for as a purchase business combination and the purchase price was allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their respective fair values as of January 31, 2006. Under purchase accounting rules, we did not assume the deferred revenue balance related to directories published by Dex Media at January 31, 2006. This amount represented revenue that would have been recognized in 2006 and 2007 under the deferral and amortization revenue recognition method in the absence of purchase accounting for the Dex Media Merger. Accordingly, we will never record revenue associated with directories that published prior to the Dex Media Merger. Although the deferred revenue balance was eliminated, we retained all of the rights associated with the collection of amounts due under and obligations under the advertising contracts executed prior to the Dex Media Merger. Also under purchase accounting rules, we did not assume deferred directory costs of Dex Media at January 31, 2006 related to those directories that were published prior to the Dex Media Merger. These costs represented operating expenses that would have been recognized by Dex Media in 2006 and 2007 under the deferral and amortization method had the Dex Media Merger not occurred.
On January 27, 2006, in conjunction with the Dex Media Merger, we repurchased the remaining 100,301 shares of our outstanding 8% convertible cumulative preferred stock (“Preferred Stock”) from investment partnerships affiliated with The Goldman Sachs Group, Inc. (the “GS Funds”) for $336.1 million in cash, including accrued cash dividends and interest (the “GS Repurchase”). The Preferred Stock had been issued to the GS Funds to partially fund the Embarq Acquisition. Subsequent to the GS Repurchase, we have no outstanding shares of Preferred Stock. See Item 1, “Financial Statements” – Note 7, “Redeemable Preferred Stock and Warrants” for a description of the financial impact of the Preferred Stock and GS Repurchase.
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

New Accounting Pronouncements
In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115 (“SFAS No. 159”). SFAS No. 159 permits companies to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective of SFAS No. 159 is to provide opportunities to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply hedge accounting provisions. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We are currently assessing the impact the adoption of SFAS No. 159 will have on our consolidated financial position and results of operations.
In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”) and expands disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We are currently assessing the impact the adoption of SFAS No. 157 will have on our consolidated financial position and results of operations.
We have reviewed other new accounting standards not identified above and do not believe any other new standards will have a material impact on our financial position or operating results.

RESULTS OF OPERATIONS
Three months ended March 31, 2007 and 2006
Factors Affecting Comparability
Acquisitions
As a result of the Dex Media Merger and AT&T Directory Acquisition, the related financings and associated purchase accounting, our 2007 results reported in accordance with GAAP are not comparable to our 2006 reported GAAP results. Under the deferral and amortization method of revenue recognition, the billable value of directories published is recognized as revenue in subsequent reporting periods. However, purchase accounting precluded us from recognizing directory revenue and certain expenses associated with directories that published prior to the Dex Media Merger, including all directories published in the month the Dex Media Merger was completed. Thus, our reported 2007 and 2006 GAAP results are not comparable and our 2006 results are not indicative of our underlying operating and financial performance. Accordingly, management is presenting 2006 adjusted pro forma information that, among other things, eliminates the purchase accounting impact on revenue and certain expenses related to the Dex Media Merger and assumes the Dex Media Merger occurred at the beginning of 2006. Management believes that the presentation of this 2006 adjusted pro forma information will help financial statement users better and more easily compare current period underlying operating results against what the combined company performance would more likely have been in the comparable prior period. All of the 2006 adjusted pro forma amounts disclosed under the caption “Adjusted Pro Forma Amounts and Other Non-GAAP Measures” or elsewhere are non-GAAP measures, which are reconciled to the most comparable GAAP measures under that caption below. While the 2006 adjusted pro forma results exclude the effects of purchase accounting, and certain other non-recurring items, to better reflect underlying operating results in the respective periods, because of differences between RHD and Dex Media and their respective accounting policies, the 2007 GAAP results and 2006 adjusted pro forma results are not strictly comparable and should not be treated as such.
GAAP Reported Results
Net Revenue
The components of our net revenue for the three months ended March 31, 2007 and 2006 were as follows:

	Three Months Ended March 31,
(amounts in millions)	2007	2006	$ Change

Gross directory advertising revenue	$668.6	$323.1	$345.5
Sales claims and allowances	(16.7)	(8.1)	(8.6)

Net directory advertising revenue	651.9	315.0	336.9
Other revenue	10.9	5.5	5.4

Total	$662.8	$320.5	$342.3

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

Total net revenue for the three months ended March 31, 2007 was $662.8 million, representing an increase of $342.3 million from total net revenue reported for the three months ended March 31, 2006 of $320.5 million. The increase in total net revenue in 2007 is primarily due to recognizing a full period of results from the acquired Dex Media Business for the three months ended March 31, 2007, absent any adverse impact from purchase accounting associated with the Dex Media Merger, as opposed to recognizing only two months of results from the Dex Media Business during the three months ended March 31, 2006 and the related purchase accounting impact during that period. Total net revenue for the three months ended March 31, 2007 includes $405.0 million of net revenue from Dex Media-branded directories, compared to $60.4 million for the corresponding period in the prior year. Due to purchase accounting, net directory revenue for the two months ended March 31, 2006 excluded the amortization of advertising revenue for Dex Media-branded directories published before February 2006 under the deferral and amortization method totaling $216.1 million, which would have been reported in the period absent purchase accounting. Purchase accounting related to the Dex Media Merger will have no impact on reported revenue in 2007.
The increase in total net revenue for the three months ended March 31, 2007 is also due to new product introductions, including online products and services, in our Dex, Embarq and AT&T markets, increases in national directory revenue in our Dex and Embarq markets and increased internet-based revenue in our Embarq markets. These increases are partially offset by declines in renewal business and sales productivity related to systems modernization and weaker housing trends in certain of our Embarq markets, declines in some of our AT&T markets due to re-alignment of the coverage areas of our publications to better reflect shopping patterns, as well as lower overall barter revenue.
Other revenue for the three months ended March 31, 2007 totaled $10.9 million, representing an increase of $5.4 million from other revenue of $5.5 million reported for the three months ended March 31, 2006. The increase in other revenue in 2007 is primarily a result of recognizing a full period of results from the Dex Media Business for the three months ended March 31, 2007, as opposed to recognizing only two months of results from the Dex Media Business during the three months ended March 31, 2006. Other revenue includes barter revenue, late fees received on outstanding customer balances, commissions earned on sales contracts with respect to advertising placed into other publishers’ directories, and sales of directories and certain other advertising-related products.
Advertising sales is a statistical measure and consists of sales of advertising in print directories distributed during the period and Internet-based products and services with respect to which such advertising first appeared publicly during the period. It is important to distinguish advertising sales from net revenue, which is recognized under the deferral and amortization method. Advertising sales for the three months ended March 31, 2007 and 2006 were $747.3 million and $749.0 million, respectively, and assumes the Dex Media Merger occurred on January 1, 2006. The $1.7 million decrease in advertising sales is a result of a slight decline in local advertising sales in certain of our AT&T markets, partially offset by increases in national advertising sales in our Embarq and AT&T markets. Local advertising sales in our Embarq markets remained level when comparing the three months ended March 31, 2007 and 2006. This decrease in advertising sales will adversely impact amortization of directory advertising revenues over the next four quarters. Revenue with respect to print advertising, and Internet-based advertising products that are bundled with print advertising, is recognized under the deferral and amortization method, whereby revenue is initially deferred when a directory is published and recognized ratably over the directory’s life, which is typically 12 months. Revenue with respect to Internet-based advertising that is not bundled with print advertising is recognized ratably over the period the advertisement appears on the site. Revenue with respect to our other products and services, such as SEM and SEO services, is recognized as delivered or fulfilled.
Expenses
The components of our total expenses for the three months ended March 31, 2007 and 2006 were as follows:

	Three Months Ended March 31,
(amounts in millions)	2007	2006	$ Change

Cost of revenue	$294.2	$180.5	$113.7
General and administrative expenses	37.6	39.2	(1.6)
Depreciation and amortization	103.0	62.7	40.3

Total	$434.8	$282.4	$152.4

Substantially all expenses are derived from our directory publishing business and Internet-based advertising products and services. Certain costs directly related to the selling and production of directories are initially deferred and recognized ratably over the life of the directory. These costs are specifically identifiable to a particular directory and include sales commissions and print, paper and initial distribution costs. Sales commissions include commissions paid to employees for sales to local advertisers and to certified marketing representatives (“CMRs”), which act as our channel to national advertisers. All other expenses, such as sales person salaries, sales manager compensation, sales office occupancy, publishing and information technology services, are not specifically identifiable to a particular directory and are recognized as incurred. Our costs recognized in a reporting period consist of: (i) costs incurred in that period and fully recognized in that period; (ii) costs incurred in a prior period, a portion of which is amortized and recognized in the current period; and (iii) costs incurred in the current period, a portion of which is amortized and recognized in the current period and the balance of which is deferred until future periods. Consequently, there will be a difference between costs recognized in any given period and costs incurred in the given period, which may be significant. All deferred costs related to the sale and production of directories are recognized ratably over the life of each directory under the deferral and amortization method of accounting, with cost recognition commencing in the month of directory distribution.
Cost of Revenue
Total cost of revenue for the three months ended March 31, 2007 was $294.2 million, compared to $180.5 million reported for the corresponding period in the prior year. The primary components of the $113.7 million increase in cost of revenue are as follows:

(amounts in millions)	$ Change

Expenses related to the Dex Media Business excluded from the three months ended March 31, 2006 due to purchase accounting from the Dex Media Merger	$97.6
Increased information technology (“IT”) expenses	8.0
Increased internet production and distribution costs	6.8
Increased “cost uplift” expense	3.7
Decreased stock-based compensation expense under SFAS No. 123 (R)	(0.9)
All other	(1.5)

Total increase in cost of revenue for the three months ended March 31, 2007	$113.7

Cost of revenue for the three months ended March 31, 2007 increased $113.7 million compared to the same period in 2006 primarily due to recognizing a full period of results from the acquired Dex Media Business for the three months ended March 31, 2007, as well as the effects of purchase accounting associated with the Dex Media Merger in 2006.
Similar to the deferral and amortization method of revenue recognition, certain costs directly related to the selling and production of our directories are initially deferred when incurred and recognized ratably over the life of a directory. As a result of purchase accounting required by GAAP, deferred commissions, print and delivery costs totaling $97.6 million (net of cost uplift as defined below), were not reported during the two months ended March 31, 2006, related to directories that published prior to the Dex Media Merger. Directory expenses incurred during the two months ended March 31, 2006 include the amortization of deferred directory costs relating to Dex Media-branded directories published beginning in February 2006.
As a result of purchase accounting required by GAAP, we recorded the deferred directory costs related to directories that were scheduled to publish subsequent to the Dex Media Merger and AT&T Directory Acquisition at their fair value, determined as (a) the estimated billable value of the published directory less (b) the expected costs to complete the directories, plus (c) a normal profit margin. We refer to this purchase accounting entry as “cost uplift.” The fair value of these costs was determined to be $157.7 million and $81.3 million for the Dex Media Merger and AT&T Directory Acquisition, respectively. These costs are amortized as cost of revenue over the terms of the applicable directories and such amortization totaled $17.0 million for the three months ended March 31, 2007 relating to the Dex Media Merger and $13.3 million for the three months ended March 31, 2006 relating to the Dex Media Merger and AT&T Directory Acquisition. This represents an increase in cost uplift expense of $3.7 million for the three months ended March 31, 2007.

During the three months ended March 31, 2007, we incurred approximately $8.0 million of additional IT expenses compared to the corresponding period in 2006, due to recognizing a full period of results from the acquired Dex Media Business, as well as enhancements and technical support of multiple production systems. Also during the three months ended March 31, 2007, we incurred additional expenses of $6.8 million related to internet production and distribution due to recognizing a full period of results from the acquired Dex Media Business, as well as investment in our triple play strategy. This investment focuses on enhancing our online products and services (IYP, SEM and SEO), which includes rebranding initiatives associated with our new URL, DexKnows.com.
Cost of revenue for the three months ended March 31, 2007 was also impacted by $5.0 million of non-cash stock-based compensation expense resulting from SFAS No. 123 (R), compared to $5.9 million reported for the three months ended March 31, 2006. The decrease of $0.9 million is primarily due to one-time charges recognized for the three months ended March 31, 2006 from modifications to stock-based awards due to acceleration of vesting terms as a result of the Dex Media Merger, offset by stock-based compensation expense from new awards granted during the three months ended March 31, 2007. The three months ended March 31, 2007 and 2006 includes $0.4 million and $3.1 million, respectively, of non-cash stock-based compensation expense resulting from these 2006 modifications. Cost of revenue includes non-cash stock-based compensation expense for employees whose wages are classified as cost of revenue.
General and Administrative Expenses
General and administrative (“G&A”) expenses for the three months ended March 31, 2007 were $37.6 million compared to $39.2 million for the corresponding period in the prior year. The primary components of the $1.6 million decrease in G&A expenses are as follows:

(amounts in millions)	$ Change

Increased billing, credit and collection expenses	$2.8
Decreased general corporate expenses	(2.3)
Decreased stock-based compensation expense under SFAS No. 123 (R)	(1.7)
All other	(0.4)

Total decrease in G&A expenses for the three months ended March 31, 2007	$(1.6)

During the three months ended March 31, 2007, we incurred approximately $2.8 million of additional billing, credit and collection expenses to support the Dex Media Business as compared to the corresponding period in the prior year, primarily due to recognizing a full period of results from the acquired Dex Media Business. G&A expenses for the three months ended March 31, 2007 included a reduction in general corporate expenses of $2.3 million from the prior corresponding period. Reductions in general corporate expenses relate partially to achieving economies of scale subsequent to the Dex Media Merger, as well as Company-wide efforts to reduce certain expenses during the three months ended March 31, 2007.
G&A expenses for the three months ended March 31, 2007 were impacted by $8.9 million of non-cash stock-based compensation expense resulting from SFAS No. 123 (R), compared to $10.6 million reported for the three months ended March 31, 2006. The decrease of $1.7 million is primarily due to one-time charges recognized for the three months ended March 31, 2006 from modifications to stock-based awards due to acceleration of vesting terms as a result of the Dex Media Merger, offset by stock-based compensation expense from new awards granted during the three months ended March 31, 2007. The three months ended March 31, 2007 and 2006 includes $0.8 million and $5.4 million, respectively, of non-cash stock-based compensation expense resulting from these 2006 modifications. G&A expenses include non-cash stock-based compensation expense for employees whose wages are classified as G&A expenses.

Depreciation and Amortization
Depreciation and amortization (“D&A”) expense for the three months ended March 31, 2007 was $103.0 million compared to $62.7 million for the corresponding period in the prior year. Amortization of intangible assets was $89.8 million for the three months ended March 31, 2007 compared to $54.4 million for the three months ended March 31, 2006. The increase in amortization expense is due to recognizing a full period of amortization related to intangible assets acquired in the Dex Media Merger for the three months ended March 31, 2007, as well as the commencement of amortizing the local customer relationships intangible asset acquired in the Dex Media Merger. Depreciation of fixed assets and amortization of computer software was $13.2 million for the three months ended March 31, 2007 compared to $8.3 million for the three months ended March 31, 2006. The increase in depreciation expense was primarily due to recognizing a full period of depreciation related to fixed assets acquired in the Dex Media Merger for the three months ended March 31, 2007.
Operating Income
Operating income for the three months ended March 31, 2007 and 2006 was as follows:

	Three Months Ended March 31,
(amounts in millions)	2007	2006	$ Change

Total	$228.0	$38.1	$189.9

Operating income for the three months ended March 31, 2007 of $228.0 million increased by $189.9 million from operating income of $38.1 million for the three months ended March 31, 2006. The increase in operating income for the three months ended March 31, 2007 is primarily due to recognizing a full period of results from the acquired Dex Media Business for the three months ended March 31, 2007, absent any adverse impact from purchase accounting associated with the Dex Media Merger, as opposed to recognizing only two months of results from the Dex Media Business during the three months ended March 31, 2006 and the related purchase accounting impact during that period, as described above. The overall increase in operating income for the three months ended March 31, 2007 was reduced by increased D&A expense associated with the Dex Media Merger also noted above.
Interest Expense, Net
Net interest expense for the three months ended March 31, 2007 was $201.6 million compared to $153.7 million for the corresponding period in 2006. The increase in net interest expense of $47.9 million for the three months ended March 31, 2007 is primarily due to recognizing a full period of interest expense related to the outstanding debt associated with the Dex Media Merger and GS Repurchase. This increase is offset by lower outstanding debt during the three months ended March 31, 2007 due to debt repayments. See “Liquidity and Capital Resources” for a further description of our debt obligations and the provisions of the related debt instruments. Net interest expense for the three months ended March 31, 2007 includes $6.8 million of non-cash amortization of deferred financing costs, compared to $5.0 million of non-cash amortization of deferred financing costs for the corresponding period in the prior year. This increase is also a result of recognizing a full period of amortization of deferred financing costs related to the outstanding debt associated with the Dex Media Merger and GS Repurchase for the three months ended March 31, 2007. In conjunction with the Dex Media Merger and as a result of purchase accounting required under GAAP, we recorded Dex Media’s debt at its fair value on January 31, 2006. We recognize an offset to interest expense each period for the amortization of the corresponding fair value adjustment over the life of the respective debt. The offset to interest expense was $7.6 million for the three months ended March 31, 2007 and $6.1 million for the two months ended March 31, 2006.
Income Taxes
The effective tax rate on income before income taxes of 39.5% for the three months ended March 31, 2007 compares to 38.0% on loss before income taxes for the corresponding period in the prior year. The effective tax rate as of March 31, 2007 reflects an increase in the state and local tax rate as a result of a change in state apportionment.

Net Income (Loss), Loss Available to Common Shareholders and Earnings (Loss) Per Share
Net income for the three months ended March 31, 2007 was $16.0 million compared to net loss of $71.7 million for the corresponding period in the prior year. As mentioned above, net income for the three months ended March 31, 2007 as compared to net loss reported for the three months ended March 31, 2006 is primarily due to recognizing a full period of results from the acquired Dex Media Business for the three months ended March 31, 2007, as well as the effects of purchase accounting associated with the Dex Media Merger in 2006. Net income for the three months ended March 31, 2007 was also impacted by increased interest expense and D&A as described above.
On January 27, 2006, we repurchased the remaining 100,301 shares of our outstanding Preferred Stock from the GS Funds for $336.1 million in cash. Based on the terms of the stock purchase agreement, the recorded value of the Preferred Stock was accreted to its redemption value of $336.1million at January 27, 2006. The accretion to redemption value of $2.0 million (which represented accrued dividends and interest) for the three months ended March 31, 2006 was recorded as an increase to loss available to common shareholders on the consolidated statement of operations. In conjunction with the GS Repurchase, we also reversed the previously recorded beneficial conversion feature (“BCF”) related to these shares and recorded a decrease to loss available to common shareholders on the consolidated statement of operations of approximately $31.2 million for the three months ended March 31, 2006.
The resulting loss available to common shareholders was $(42.5) million for the three months ended March 31, 2006.
For the three months ended March 31, 2007, we accounted for earnings per share (“EPS”) in accordance with SFAS No. 128, Earnings Per Share. For the three months ended March 31, 2006 (through January 27, 2006, the closing date of the GS Repurchase), we accounted for EPS in accordance with EITF No. 03-6, Participating Securities and the Two-Class Method under FASB Statement 128 (“EITF 03-6”), which established standards regarding the computation of EPS by companies that have issued securities other than common stock that contractually entitle the holder to participate in dividends and earnings of the company. EITF 03-6 requires earnings available to common shareholders for the period, after deduction of preferred stock dividends, to be allocated between the common and preferred stockholders based on their respective rights to receive dividends. Basic EPS is then calculated by dividing loss allocable to common shareholders by the weighted average number of shares outstanding. EITF 03-6 does not require the presentation of basic and diluted EPS for securities other than common stock. Therefore, the following EPS amounts only pertain to our common stock.
Under the guidance of EITF 03-6, diluted EPS is calculated by dividing loss allocable to common shareholders by the weighted average common shares outstanding plus dilutive potential common stock. Potential common stock includes stock options, stock appreciation rights (“SARs”), restricted stock and warrants, the dilutive effect of which is calculated using the treasury stock method, and prior to the GS Repurchase, our Preferred Stock, the dilutive effect of which was calculated using the “if-converted” method.
See Note 2, “Summary of Significant Accounting Policies,” in Part 1 — Item 1 of this Quarterly Report on Form 10-Q for further details and computations of the basic and diluted EPS amounts. For the three months ended March 31, 2007, basic and diluted EPS were $0.23 and $0.22, respectively, compared to basic and diluted EPS of $(0.76) for the three months ended March 31, 2006. Because there was a reported net loss and net loss available to common shareholders for the three months ended March 31, 2006, the calculation of diluted EPS was anti-dilutive compared to basic EPS. Diluted EPS cannot be greater than basic EPS (or less of a loss). Therefore, reported basic EPS and diluted EPS for the three months ended March 31, 2006 were the same.

Adjusted Pro Forma Amounts and Other Non-GAAP Measures
As a result of the Dex Media Merger and AT&T Directory Acquisition, the related financings and associated purchase accounting, our 2007 results reported in accordance with GAAP are not comparable to our 2006 reported GAAP results. Under the deferral and amortization method of revenue recognition, the billable value of directories published is recognized as revenue in subsequent reporting periods. However, purchase accounting precluded us from recognizing directory revenue and certain expenses associated with directories that published prior to the Dex Media Merger, including all directories published in the month the Dex Media Merger was completed. Thus, our reported 2007 and 2006 GAAP results are not comparable and our 2006 results are not indicative of our underlying operating and financial performance. Accordingly, management is presenting 2006 adjusted pro forma information that, among other things, eliminates the purchase accounting impact on revenue and certain expenses related to the Dex Media Merger and assumes the Dex Media Merger occurred at the beginning of 2006. Management believes that the presentation of this 2006 adjusted pro forma information will help financial statement users better and more easily compare current period underlying operating results against what the combined company performance would more likely have been in the comparable prior period. All of the 2006 adjusted pro forma amounts disclosed below or elsewhere are non-GAAP measures, which are reconciled to the most comparable GAAP measures. While the 2006 adjusted pro forma results exclude the effects of purchase accounting, and certain other non-recurring items, to better reflect underlying operating results in the respective periods, because of differences between RHD and Dex Media and their respective accounting policies, the 2007 GAAP results and 2006 adjusted pro forma results are not strictly comparable and should not be treated as such.
2007 Reported GAAP Operating Income Compared to 2006 Adjusted Pro Forma Operating Income
The components of 2007 reported GAAP operating income and 2006 adjusted pro forma operating income are as follows:

Three Months Ended
March 31, 2007
Reported
(amounts in millions)	GAAP

Net revenue	$662.8
Expenses, other than D&A	331.8
D&A	103.0

Operating income	$228.0

	Three Months Ended March 31, 2006
				Adjusted
	Reported			Pro
(amounts in millions)	GAAP	Adjustments		Forma

Net revenue	$320.5	$356.0	(1)	$676.5
Expenses, other than D&A	219.7	97.6	(2)	317.3
D&A	62.7	20.5	(3)	83.2

Operating income	$38.1	$237.9		$276.0

(1)	Represents all deferred revenue for Dex Media directories that published prior to the Dex Media Merger, which would have been recognized during the period absent purchase accounting required under GAAP. Adjustments also include revenue for January 2006 as reported by Dex Media.

(2)	Represents (a) certain deferred expenses for Dex Media directories that published prior to the Dex Media Merger, which would have been recognized during the period absent purchase accounting required under GAAP, (b) expenses for January 2006 as reported by Dex Media, (c) exclusion of transaction expenses reported by Dex Media in January 2006 directly related to the Dex Media Merger and (d) the exclusion of cost uplift recorded in purchase accounting for the AT&T Acquisition and the Dex Media Merger.

(3)	Represents the additional amortization expense related to the identifiable intangible assets acquired in the Dex Media Merger over their estimated useful lives, assuming the Dex Media Merger was consummated on January 1, 2006.
2007 Reported GAAP Net Revenue Compared to 2006 Adjusted Pro Forma Net Revenue
The components of 2007 reported GAAP net revenue and 2006 adjusted pro forma net revenue are as follows:

Three Months Ended
March 31, 2007
Reported
(amounts in millions)	GAAP

Gross directory advertising revenue	$668.6
Sales claims and allowances	(16.7)

Net directory advertising revenue	651.9
Other revenue	10.9

Net revenue	$662.8

	Three Months Ended March 31, 2006
	Reported			Adjusted Pro
(amounts in millions)	GAAP	Adjustments		Forma

Gross directory advertising revenue	$323.1	$356.6	(1)	$679.7
Sales claims and allowances	(8.1)	(6.8	)(1)	(14.9)

Net directory advertising revenue	315.0	349.8		664.8
Other revenue	5.5	6.2	(2)	11.7

Net revenue	$320.5	$356.0		$676.5

(1)	Represents gross directory advertising revenue and sales claims and allowances for Dex Media directories that published prior to the Dex Media Merger, which would have been recognized during the period had it not been for purchase accounting required under GAAP. Adjustments also include results for January 2006 as reported by Dex Media.

(2)	Other revenue includes barter revenue, late fees paid on outstanding customer balances, commissions earned on sales contracts with respect to advertising placed into other publishers’ directories, sales of directories and certain other print and internet products.

Reported GAAP net revenue for the three months ended March 31, 2007 was $662.8 million, representing a decrease of $13.7 million from adjusted pro forma net revenue of $676.5 million for the three months ended March 31, 2006. Under the deferral and amortization method of revenue recognition, revenue from directory advertising sales is initially deferred when a directory is published and recognized ratably over the life of the directory, which is typically 12 months. Reported GAAP net revenue for the three months ended March 31, 2007 decreased from adjusted pro forma net revenue for the three months ended March 31, 2006 primarily due to declines in some of our AT&T markets due to rescoping and consolidation of products and declines in renewal business in some of our Embarq markets, offset by the amortization of revenue from favorable sales performances in certain of our markets over the prior four quarters.
2007 Reported GAAP Expenses Compared to 2006 Adjusted Pro Forma Expenses
Reported GAAP cost of revenue and G&A expenses for the three months ended March 31, 2007 of $331.8 million increased by $14.5 million from adjusted pro forma cost of revenue and G&A expenses of $317.3 million for the three months ended March 31, 2006. The primary components of the $14.5 million increase are shown below:

(amounts in millions)	$ Change

Increased “cost uplift” expense	$17.0
Increased internet production and distribution costs	3.4
Increased information technology (“IT”) expenses	3.2
Decreased general corporate expenses	(6.3)
Decreased stock-based compensation expense under SFAS No. 123 (R)	(2.6)
All other	(0.2)

Total increase in 2007 reported GAAP cost of revenue and G&A expenses compared to 2006 adjusted pro forma cost of revenue and G&A expenses	$14.5

Reported GAAP cost of revenue and G&A expenses for the three months ended March 31, 2007 increased by $14.5 million from 2006 adjusted pro forma cost of revenue and G&A expenses primarily from cost uplift expense of $17.0 million in reported GAAP cost of revenue for the three months ended March 31, 2007 related to the Dex Media Merger. Although reported GAAP cost of revenue for the three months ended March 31, 2006 included $13.3 million of cost uplift expense related to the Dex Media Merger and AT&T Directory Acquisition, adjusted pro forma cost of revenue for the three months ended March 31, 2006 excluded this cost uplift expense, as noted above.
Reported GAAP internet production and distribution costs for the three months ended March 31, 2007 increased $3.4 million from adjusted pro forma internet production and distribution costs due to investment in our triple play strategy. This investment focuses on enhancing our online products and services (IYP, SEM and SEO), which includes rebranding initiatives associated with our new URL, DexKnows.com.
Reported GAAP IT expenses for the three months ended March 31, 2007 were $3.2 million greater than adjusted pro forma IT expenses for the three months ended March 31, 2006, due to enhancements and technical support of multiple production systems.
Reported GAAP general corporate expenses for the three months ended March 31, 2007 were $6.3 million lower than adjusted pro forma general corporate expenses for the three months ended March 31, 2006. Reductions in reported GAAP general corporate expenses relate partially to achieving economies of scale subsequent to the Dex Media Merger, as well as Company-wide efforts to reduce certain expenses during the three months ended March 31, 2007.
Reported GAAP stock-based compensation expense under SFAS No. 123 (R) for the three months ended March 31, 2007 decreased from adjusted pro forma stock-based compensation expense for the three months ended March 31, 2006 by $2.6 million. This decrease is primarily due to one-time charges recognized for the three months ended March 31, 2006 from modifications to stock-based awards due to acceleration of vesting terms as a result of the Dex Media Merger, offset by stock-based compensation expense from new awards granted during the three months ended March 31, 2007.

Reported GAAP D&A for the three months ended March 31, 2007 was $103.0 million. Adjusted pro forma D&A for the three months ended March 31, 2006 was $83.2 million and includes incremental D&A as if the Dex Media Merger had occurred on January 1, 2006. The increase in reported GAAP D&A for the three months ended March 31, 2007 of $19.8 million from adjusted pro forma D&A for the three months ended March 31, 2006 is primarily related to the commencement of amortizing the local customer relationships intangible asset acquired in the Dex Media Merger.
2007 Reported GAAP Operating Income Compared to 2006 Adjusted Pro Forma Operating Income
Reported GAAP operating income for the three months ended March 31, 2007 was $228.0 million, representing a decrease of $48.0 million from adjusted pro forma operating income of $276.0 million for the three months ended March 31, 2006 reflecting the variances between revenues and expenses from period to period described above.

LIQUIDITY AND CAPITAL RESOURCES
Long-term debt of the Company at March 31, 2007 and December 31, 2006, including fair value adjustments required by GAAP as a result of the Dex Media Merger, consisted of the following:

	March 31, 2007	December 31, 2006

RHD
6.875% Senior Notes due 2013	$300,000	$300,000
6.875% Series A-1 Senior Discount Notes due 2013	336,302	335,401
6.875% Series A-2 Senior Discount Notes due 2013	608,102	606,472
8.875% Series A-3 Senior Notes due 2016	1,210,000	1,210,000
R.H. Donnelley Inc. (“RHDI”)
Credit Facility	1,904,935	1,946,535
8.875% Senior Notes due 2010	7,934	7,934
10.875% Senior Subordinated Notes due 2012	600,000	600,000
Dex Media, Inc.
8% Senior Notes due 2013	513,282	513,663
9% Senior Discount Notes due 2013	676,721	663,153
Dex Media East
Credit Facility	603,177	656,571
9.875% Senior Notes due 2009	474,591	476,677
12.125% Senior Subordinated Notes due 2012	388,725	390,314
Dex Media West
Credit Facility	1,333,283	1,450,917
8.5% Senior Notes due 2010	402,158	403,260
5.875% Senior Notes due 2011	8,783	8,786
9.875% Senior Subordinated Notes due 2013	831,411	833,469

Total RHD Consolidated	10,199,404	10,403,152
Less current portion	362,181	382,631

Long-term debt	$9,837,223	$10,020,521

Credit Facilities
RHDI
As of March 31, 2007, RHDI’s senior secured credit facility, as amended and restated (“RHDI Credit Facility”), consists of a $323.4 million Term Loan A-4, a $350 million Term Loan D-1, a $1,422.0 million Term Loan D-2 and a $175.0 million Revolving Credit Facility (the “RHDI Revolver”) for an aggregate RHDI Credit Facility of $2,270.4 million. All Term Loans require quarterly principal and interest payments. The RHDI Credit Facility provides for a new Term Loan C for potential borrowings up to $400 million, such proceeds, if borrowed, to be used to fund acquisitions, refinance certain indebtedness or to make certain restricted payments. As of March 31, 2007, the outstanding balances of Term Loans A-4, D-1, and D-2 totaled $1,876.9 million, comprised of $148.8 million, $340.8 million and $1,387.3 million, respectively, and $28.0 million was outstanding under the RHDI Revolver (with an additional $0.4 million utilized under a standby letter of credit). The RHDI Revolver and Term Loan A-4 will mature in December 2009 and Term Loans D-1 and D-2 will mature in June 2011. The weighted average interest rate of outstanding debt under the RHDI Credit Facility was 6.73% and 6.86% at March 31, 2007 and December 31, 2006, respectively.
As amended, as of March 31, 2007, RHDI’s Credit Facility bears interest, at our option, at either:
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
Dex Media East
As of March 31, 2007, the Dex Media East credit facility, as amended and restated in connection with the Dex Media Merger, consists of revolving loan commitments (“Dex Media East Revolver”) and term loan commitments. The Dex Media East term loans consist of a tranche A term loan with an initial total principal amount of $690.0 million and a tranche B term loan with an initial total principal amount of $429.0 million. The Dex Media East Revolver consists of a total principal amount of $100.0 million, which is available for general corporate purposes, subject to certain conditions. As of March 31, 2007, the principal amounts owing under the tranche A and tranche B term loans totaled $582.0 million, comprised of approximately $196.5 million and $385.5 million, respectively, and $21.2 million was outstanding under the Dex Media East Revolver (with an additional $1.4 million utilized under standby letters of credit). The Dex Media East Revolver and tranche A term loan will mature in November 2008, and the tranche B term loan will mature in May 2009. The weighted average interest rate of outstanding debt under the Dex Media East credit facility was 6.82% and 6.85% at March 31, 2007 and December 31, 2006, respectively.
As amended, as of March 31, 2007, the Dex Media East credit facility bears interest, at our option, at either:
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
Dex Media West
As of March 31, 2007, the Dex Media West credit facility, as amended and restated in connection with the Dex Media Merger, consists of revolving loan commitments (“Dex Media West Revolver”) and term loan commitments. The Dex Media West term loans consist of a tranche A term loan with a total principal amount of $960.0 million, a tranche B-1 term loan with a total principal amount of $503.0 million, and a tranche B-2 term loan with a total available principal amount of $834.3 million. The Dex Media West Revolver consists of a total principal amount of $100.0 million, which is available for general corporate purposes, subject to certain conditions. As of March 31, 2007, the principal amounts owed under the tranche A, tranche B-1, and tranche B-2 term loans totaled $1,318.7 million, comprised of approximately $235.4 million, $373.7 million, and $709.6 million, respectively, and $14.6 million was outstanding under the Dex Media West Revolver. The tranche B-1 term loan in the amount of $444.2 million was utilized to redeem Dex Media West’s senior notes that were put to Dex Media West in connection with the change of control offer associated with the Dex Media Merger and to fund a portion of the cash consideration paid to Dex Media, Inc.’s stockholders in connection with the Dex Media Merger. The remaining $58.8 million is no longer available. The tranche A term loan and Dex Media West Revolver will mature in September 2009 and the tranche B-1 and B-2 term loans will mature in March 2010. The weighted average interest rate of outstanding debt under the Dex Media West credit facility was 6.83% at March 31, 2007 and December 31, 2006.

As amended, as of March 31, 2007, the Dex Media West credit facility bears interest, at our option, at either:
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
The credit facilities and the indentures governing the notes contain usual and customary affirmative and negative covenants that, among other things, place limitations on our ability to (i) incur additional indebtedness; (ii) pay dividends and repurchase our capital stock; (iii) enter into mergers, consolidations, acquisitions, asset dispositions and sale-leaseback transactions; (iv) make capital expenditures; (v) issue capital stock of our subsidiaries; (vi) engage in transactions with our affiliates; and (vii) make investments, loans and advances. The Company’s credit facilities also contain financial covenants relating to maximum consolidated leverage, minimum interest coverage and maximum senior secured leverage as defined therein. Substantially all of RHDI’s and its subsidiaries assets, including the capital stock of RHDI and its subsidiaries, are pledged to secure the obligations under the RHDI Credit Facility. Substantially all of the assets of Dex Media East and Dex Media West and their subsidiaries, including their equity interests, are pledged to secure the obligations under their respective credit facilities.
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

Dex Media, Inc.
Dex Media, Inc. has issued $500 million aggregate principal amount of 8% Senior Notes due 2013. These Senior Notes are unsecured obligations of Dex Media, Inc. and interest is payable on May 15th and November 15th of each year. As of March 31, 2007, $500.0 million aggregate principal amount was outstanding excluding fair value adjustments.
Dex Media, Inc. has issued $750 million aggregate principal amount of 9% Senior Discount Notes due 2013, under two indentures. Under the first indenture totaling $389 million aggregate principal amount, the 9% Senior Discount Notes were issued at an original issue discount with interest accruing at 9%, per annum, compounded semi-annually. These Senior Discount Notes are unsecured obligations of Dex Media, Inc. and interest accrues in the form of increased accreted value until November 15, 2008 (“Full Accretion Date”), at which time the accreted value will be equal to the full principal amount at maturity. Under the second indenture totaling $361 million aggregate principal amount, interest accrues at 8.37% per annum, compounded semi-annually, which creates a premium at the Full Accretion Date that will be amortized over the remainder of the term. After November 15, 2008, the 9% Senior Discount Notes bear cash interest at 9% per annum, payable semi-annually on May 15th and November 15th of each year. These Senior Discount Notes are unsecured obligations of Dex Media, Inc. and no cash interest will accrue on the discount notes prior to the Full Accretion Date. As of March 31, 2007, $749.9 million aggregate principal amount was outstanding excluding fair value adjustments.
Dex Media East
Dex Media East issued $450 million aggregate principal amount of 9.875% Senior Notes due 2009. These Senior Notes are unsecured obligations of Dex Media East and interest is payable on May 15th and November 15th of each year. As of March 31, 2007, $449.7 million aggregate principal amount was outstanding excluding fair value adjustments.
Dex Media East issued $525 million aggregate principal amount of 12.125% Senior Subordinated Notes due 2012. These Senior Subordinated Notes are unsecured obligations of Dex Media East and interest is payable on May 15th and November 15th of each year. As of March 31, 2007, $341.3 million aggregate principal amount was outstanding excluding fair value adjustments.
Dex Media West
Dex Media West issued $385 million aggregate principal amount of 8.5% Senior Notes due 2010. These Senior Notes are unsecured obligations of Dex Media West and interest is payable on February 15th and August 15th of each year. As of March 31, 2007, $385 million aggregate principal amount was outstanding excluding fair value adjustments.
Dex Media West issued $300 million aggregate principal amount of 5.875% Senior Notes due 2011. These Senior Notes are unsecured obligations of Dex Media West and interest is payable on May 15th and November 15th of each year. As of March 31, 2007, $8.7 million aggregate principal amount was outstanding excluding fair value adjustments.
Dex Media West issued $780 million aggregate principal amount of 9.875% Senior Subordinated Notes due 2013. These Senior Subordinated Notes are unsecured obligations of Dex Media West and interest is payable on February 15th and August 15th of each year. As of March 31, 2007, $761.7 million aggregate principal amount was outstanding excluding fair value adjustments.

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
As a result of the Dex Media Merger and in accordance with SFAS No. 141, Business Combinations (“SFAS No. 141”), we were required to record Dex Media’s outstanding debt at its fair value as of the date of the Dex Media Merger, and as such, a fair value adjustment was established at January 31, 2006. This fair value adjustment is amortized as a reduction of interest expense over the remaining term of the respective debt agreements using the effective interest method and does not impact future scheduled interest or principal payments. Amortization of the fair value adjustment included as a reduction of interest expense was $7.6 million and $6.1 million for the three months ended March 31, 2007 and two months ended March 31, 2006, respectively. A total premium of $222.3 million was recorded upon consummation of the Dex Media Merger, of which $188.4 million remains unamortized at March 31, 2007. The following table illustrates the book value and fair value of Dex Media’s outstanding debt as of January 31, 2006, the initial fair value adjustment at January 31, 2006 and the unamortized fair value adjustment at March 31, 2007:

			Initial Fair	Unamortized
			Value	Fair Value
	Book Value	Fair Value at	Adjustment at	Adjustment at
	at January 31,	January 31,	January 31,	March 31,
	2006	2006	2006	2007

Dex Media Credit Facilities	$1,950.1	$1,950.1	$—	$—
Dex Media, Inc. 8% Senior Notes	500.0	515.0	15.0	13.3
Dex Media, Inc. 9% Senior Discount Notes	598.8	616.0	17.2	15.8
Dex Media East 9.875% Senior Notes	450.0	484.3	34.3	24.9
Dex Media East 12.125% Senior Subordinated Notes	341.3	395.9	54.6	47.5
Dex Media West 8.5% Senior Notes	385.0	407.1	22.1	17.1
Dex Media West 5.875% Senior Notes	300.0	300.1	0.1	0.1
Dex Media West 9.875% Senior Subordinated Notes	761.8	840.8	79.0	69.7

Total Dex Media Outstanding Debt at January 31, 2006	$5,287.0	$5,509.3	$222.3	$188.4

Primarily as a result of our business combinations and Preferred Stock repurchase transactions, we have a significant amount of debt service. Aggregate outstanding debt as of March 31, 2007 was $10,199.4 million (including fair value adjustments required by GAAP as a result of the Dex Media Merger).
During the three months ended March 31, 2007, we made scheduled principal payments of $73.5 million and prepaid an additional $120.0 million in principal under the RHDI, Dex Media East and Dex Media West credit facilities, which resulted in total credit facility repayments of $193.5 million, excluding revolver payments. During the three months ended March 31, 2007, we made revolver payments of $226.4 million offset by revolver borrowings of $207.3 million under the RHDI, Dex Media East and Dex Media West credit facilities.

For the three months ended March 31, 2007, we made aggregate cash interest payments of $217.2 million. At March 31, 2007, we had $74.7 million of cash and cash equivalents before checks not yet presented for payment of $12.3 million, and combined available borrowings under our revolvers of $309.4 million. During the three months ended March 31, 2007, we periodically utilized our revolvers as a financing resource to balance the timing of our periodic and accelerated payments made under our credit facilities and interest payments on our senior notes and senior subordinated notes with the timing of cash receipts from operations. Our present intention is to repay borrowings under all revolvers in a timely manner and keep any outstanding amounts to a minimum.
Cash provided by operating activities was $143.8 million for the three months ended March 31, 2007. Key contributors to operating cash flow include the following:
•	$16.0 million in net income.

•	$161.0 million of net non-cash charges primarily consisting of $103.0 million of depreciation and amortization, $22.5 million in bad debt provision, $13.9 million of stock-based compensation expense, $11.4 million in other non-cash charges, primarily related to the amortization of deferred financing costs and amortization of the fair value adjustments required by GAAP as a result of the Dex Media Merger, and $10.2 million in deferred income taxes.

•	$16.5 million net use of cash from an increase in accounts receivable of $59.6 million, offset by an increase in deferred directory revenue of $43.1 million. The change in deferred revenue and accounts receivable are analyzed together given the fact that when a directory is published, the annual billable value of that directory is initially deferred and unbilled accounts receivable are established. Each month thereafter, typically one twelfth of the billing value is recognized as revenue and billed to customers.

•	$31.5 million net source of cash from a decrease in other assets, consisting of a $35.4 million decrease in prepaid expenses and other current assets, offset by a $3.9 million increase in other non-current assets, primarily relating to changes in the fair value of the Company’s interest rate swap agreements.

•	$56.4 million net use of cash from a decrease in accounts payable and accrued liabilities, primarily reflecting a $29.7 million decrease in accrued liabilities, including accrued salaries and related bonuses, and a $32.6 million decrease in accrued interest payable on outstanding debt, offset by a $5.9 million increase in trade accounts payable.

•	$8.2 million net source of cash from an increase in other non-current liabilities, including pension and postretirement long-term liabilities.
Cash used by investing activities for the three months ended March 31, 2007 was $15.6 million and includes the following:
•	$13.1 million used to purchase fixed assets, primarily computer equipment, software and leasehold improvements.

•	$2.5 million used to fund an equity investment.

Cash used by financing activities for the three months ended March 31, 2007 was $209.7 million and includes the following:
•	$419.9 million in principal payments on debt borrowed under each of the credit facilities. Of this amount, $73.5 million represents scheduled principal payments, $120.0 million represents principal payments made on an accelerated basis, at our option, from available cash flow generated from operations and $226.4 million represents principal payments on the revolvers.

•	$207.3 million source in borrowings under the revolvers.

•	$9.1 million in proceeds from the exercise of employee stock options.

•	$6.2 million used in the decreased balance of checks not yet presented for payment.
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
Contractual Obligations
We are currently under audit by the Internal Revenue Service (“IRS”) for taxable years 2003 and 2004 and in New York for 2000 through 2003. Upon adoption of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes: An Interpretation of FASB Statement No. 109 (“FIN No. 48”) on January 1, 2007, our unrecognized tax benefits total $174.1 million. We believe it is reasonably possible that the amount of our unrecognized tax benefits could decrease by approximately $7.5 million related to the New York audit within the next twelve months. The unrecognized tax benefits related to the New York audit relate to apportionment and the filing of combined income tax returns. Based upon the status of the IRS audit for 2003 and 2004, we do not expect the unrecognized tax benefits associated with our uncertain Federal tax positions to change within the next twelve months however, we believe it is reasonably possible that our unrecognized tax benefits could decrease by approximately $166.4 million related to the IRS audit for 2003 and 2004 within the next one to three years. The unrecognized tax benefits related to the IRS audit primarily relate to items in which the ultimate deductibility is highly certain but for which there is uncertainty regarding the timing of such deductibility.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk and Risk Management
The RHDI Credit Facility and the Dex Media West and Dex Media East credit facilities bear interest at variable rates and, accordingly, our earnings and cash flow are affected by changes in interest rates. The RHDI Credit Facility requires that we maintain hedge agreements to provide either a fixed interest rate or interest rate protection on at least 50% of its total outstanding debt. The Dex Media East and Dex Media West credit facilities require that we maintain hedge agreements to provide a fixed rate on at least 33% of their respective indebtedness. The Company has entered into the following interest rate swaps that effectively convert approximately 71% of the Company’s variable rate debt to fixed rate debt as of March 31, 2007. Including the effect of our interest rate swaps, total fixed rate debt comprised approximately 89% of our total debt portfolio as of March 31, 2007. Under the terms of the agreements, the Company receives variable interest based on three-month LIBOR and pays a fixed rate of interest.

Effective Dates	Notional Amount		Pay Rates	Maturity Dates
(amounts in millions)
May 8, 2003	$125	(2), (7)	3.638% - 4.085%	November 8, 2007 - May 8, 2008
September 7, 2004	200	(3)	3.490% - 3.750%	September 8, 2008 - September 7, 2009
September 15, 2004	250	(4)	3.200% - 3.910%	September 15, 2007 - September 15, 2009
September 17, 2004	150	(3)	3.210% - 3.740%	September 17, 2007 - September 17, 2009
September 23, 2004	150	(3)	3.160% - 3.438%	September 24, 2007 - September 23, 2008
December 20, 2005	300	(6)	4.74% - 4.752%	December 20, 2007 - December 22, 2008
February 14, 2006	350	(4)	4.925% - 4.9435%	February 14, 2008 - February 17, 2009
February 28, 2006	50	(1)	4.93275%	August 28, 2008
March 10, 2006	150	(2)	5.010%	March 10, 2008
May 25, 2006	300	(3)	5.326%	May 25, 2009
May 26, 2006	200	(2)	5.2725% -5.275%	May 26, 2009
May 31, 2006	100	(2)	5.295% - 5.312%	May 31, 2008 - May 31, 2009
June 12, 2006	400	(5)	5.27% - 5.295%	June 12, 2008 - June 12, 2009

Total	$2,725

(1)	Consists of one swap.

(2)	Consists of two swaps.

(3)	Consists of three swaps.

(4)	Consists of four swaps.

(5)	Consists of five swaps.

(6)	Consists of six swaps.

(7)	Denotes swaps entered into by Dex Media East and acquired by RHD as a result of the Dex Media Merger. Swaps have not been designated as cash flow hedges.
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

Please refer to Note 2, “Summary of Significant Accounting Policies” and Note 6, “Derivative Financial Instruments,” included in Part 1 — Item 1 of this Quarterly Report on Form 10-Q, for additional information regarding our derivative financial instruments and hedging activities.
Market Risk Sensitive Instruments
The Company utilizes a combination of fixed-rate and variable-rate debt to finance its operations. The variable-rate debt exposes the Company to variability in interest payments due to changes in interest rates. Management believes that it is prudent to mitigate the interest rate risk on a portion of its variable-rate borrowings. To satisfy this objective, the Company has entered into fixed interest rate swap agreements to manage fluctuations in cash flows resulting from changes in interest rates on variable-rate debt. Certain interest rate swap agreements have been designated as cash flow hedges. In accordance with the provisions of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”), as amended by SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, an Amendment of FAS 133 and SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, the swaps are recorded at fair value. On a quarterly basis, the fair values of the swaps are determined based on quoted market prices and, assuming effectiveness, the differences between the fair value and the book value of the swaps are recognized in accumulated other comprehensive loss, a component of shareholders’ equity. The swaps and the hedged item (three-month LIBOR-based interest payments on $2.6 billion of bank debt) have been designed so that the critical terms (interest reset dates, duration and index) coincide. Assuming the critical terms continue to coincide, the cash flows from the swaps will exactly offset the cash flows of the hedged item and no ineffectiveness will exist.
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
During the three months ended March 31, 2007, there were no material changes to the information set forth in the 2006 10-K regarding the Legacy Tax Matter (as defined in the 2006 10-K).

Item 4. Submission of Matters to a Vote of Security Holders
Our Annual Meeting of Stockholders (“Meeting”) was held in Cary, North Carolina on May 3, 2007. At the Meeting, the Company’s stockholders elected Ms. Edwina D. Woodbury and Messrs. Alan F. Schultz and Barry Lawson Williams as Class II members of the Board of Directors to serve a term of three years, as follows:

		Votes
Name	Votes For	Withheld/Against	Abstentions

Edwina D. Woodbury	61,332,754	104,295	40,725
Alan F. Schultz	61,326,401	116,059	35,314
Barry Lawson Williams	61,210,379	236,077	31,318
The Board of Directors now comprises 8 members. The other members of our Board of Directors (David C. Swanson, Michael P. Connors, Nancy E. Cooper, Robert Kamerschen and David M. Veit) were not subject to re-election by stockholders this year and continue in office.
At the Meeting, the Company’s stockholders ratified the appointment of KPMG LLP (“KPMG”) to serve as the Company’s independent registered public accounting firm for 2007, as follows:

		Votes Withheld/
	Votes For	Against	Abstentions

Ratification of the appointment of KPMG	61,386,961	55,371	35,442
At the Meeting, the Company’s stockholders approved a stockholder proposal with respect to a classified board structure, as follows.

		Votes Withheld/
	Votes For	Against	Abstentions

Stockholder proposal regarding classified board structure	46,167,393	12,171,981	36,441
With respect to the approval of the Stockholder proposal, there were also 3,101,959 broker non-votes.

Item 6. Exhibits

Exhibit No.	Document

2.1#	Agreement and Plan of Merger, dated as of October 3, 2005, by and among the Company, Dex Media, Inc. and Forward Acquisition Corp. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 6, 2005, Commission File No. 001-07155)

3.1	Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q for the three months ended March 31, 1999, filed with the Securities and Exchange Commission on May 14, 1999 Commission File No. 001-07155)

3.2	Third Amended and Restated By-laws of the Company (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 21, 2006, Commission File No. 001-07155)

4.1	Indenture, dated as of December 3, 2002, between R.H. Donnelley Inc. (as successor to R.H. Donnelley Finance Corporation I), as Issuer, and The Bank of New York, as Trustee, with respect to the 8.875% Senior Notes due 2010 (incorporated by reference to Exhibit 4.13 to the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 20, 2003, Commission File No. 001-07155)

4.2	Form of 8.875% Senior Notes due 2010 (included in Exhibit 4.1)

4.3	Supplemental Indenture, dated as of January 3, 2003, among R.H. Donnelley Inc., as Issuer, the Company and the other guarantors signatory thereto, as Guarantors, and The Bank of New York, as Trustee, with respect to the 8.875% Senior Notes due 2010 of R.H. Donnelley Inc. (incorporated by reference to Exhibit 4.14 to the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 20, 2003, Commission File No. 001-07155)

4.4	Second Supplemental Indenture, dated as of September 1, 2004, by and among R.H. Donnelley Inc., the guarantors party thereto and The Bank of New York, as Trustee, with respect to the 8.875% Senior Notes due 2010 of R.H. Donnelley Inc. (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 3, 2004, Commission File No. 001-07155)

4.5	Third Supplemental Indenture, dated as of December 6, 2005, among R.H. Donnelley Inc., as Issuer, the Company and the subsidiary guarantors named therein, as Guarantors, and The Bank of New York, as Trustee, with respect to the 8.875% Senior Notes due 2010 of R.H. Donnelley Inc. (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 20, 2005, Commission File No. 001-07155)

4.6	Guarantees relating to the 8.875% Senior Notes due 2010 (incorporated by reference to Exhibit 4.16 to the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 20, 2003, Commission File No. 001-07155)

4.7	Senior Guarantees relating to Second Supplemental Indenture to the Indenture governing the 8.875% Senior Notes due 2010 (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 3, 2004, Commission File No. 001-07155)

Exhibit No.	Document
4.8	Indenture, dated as of December 3, 2002, between R.H. Donnelley Inc. (as successor to R.H. Donnelley Finance Corporation I), as Issuer, and The Bank of New York, as Trustee, with respect to the 10.875% Senior Subordinated Notes due 2012 (incorporated by reference to Exhibit 4.17 to the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 20, 2003, Commission File No. 001-07155)

4.9	Form of 10.875% Senior Subordinated Notes due 2012 (included in Exhibit 4.8)

4.10	Supplemental Indenture, dated as of January 3, 2003, among R.H. Donnelley Inc., as Issuer, the Company and the other guarantors signatory thereto, as Guarantors, and The Bank of New York, as Trustee, with respect to the 10.875% Senior Subordinated Notes due 2012 (incorporated by reference to Exhibit 4.18 to the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 20, 2003, Commission File No. 001-07155)

4.11	Second Supplemental Indenture, dated as of January 9, 2004, among R.H. Donnelley Inc., as Issuer, the Company and other guarantors signatory thereto, as Guarantors, and The Bank of New York, as Trustee, with respect to the 10.875% Senior Subordinated Notes due 2012 (incorporated by reference to Exhibit 4.21 to the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 12, 2004, Commission File No. 001-07155)

4.12	Third Supplemental Indenture, dated as of September 1, 2004, among R.H. Donnelley Inc., and the guarantors party thereto, as Guarantors, and The Bank of New York, as Trustee, with respect to the 10.875% Senior Subordinated Notes due 2012 of R.H. Donnelley Inc. (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 3, 2004, Commission File No. 001-07155)

4.13	Guarantees relating to the 10.875% Senior Subordinated Notes due 2012 (incorporated by reference to Exhibit 4.20 to the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 20, 2003, Commission File No. 001-07155)

4.14	Senior Subordinated Guarantees relating to the Third Supplemental Indenture to the Indenture governing the 10.875% Notes due 2012 (incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 3, 2004, Commission File No. 001-07155)

4.15	Indenture, dated as of November 10, 2003, between Dex Media, Inc. and U.S. Bank National Association, as Trustee, with respect to the 8% Notes due 2013 (incorporated by reference to Exhibit 4.1 to Dex Media, Inc.’s Registration Statement on Form S-4, filed with the Securities and Exchange Commission on April 14, 2004, Commission File No. 333-114472)

4.16	Form of 8% Notes due 2013 (included in Exhibit 4.15)

4.17	Supplemental Indenture, dated as of January 31, 2006, between Dex Media, Inc. (f/k/a Forward Acquisition Corp.) and U.S. Bank National Association, as Trustee, with respect to Dex Media, Inc.’s 8% Notes due 2013 (incorporated by reference to Exhibit 4.1 to Dex Media, Inc.’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 6, 2006, Commission File No. 333-131626)

4.18	Indenture, dated November 10, 2003, between Dex Media, Inc. and U.S. Bank National Association, as Trustee, with respect to Dex Media, Inc.’s 9% Discount Notes due 2013 (incorporated by reference to Exhibit 4.3 to Dex Media, Inc.’s Registration Statement on Form S-4, filed with the Securities and Exchange Commission on April 14, 2004, Commission File No. 333-114472)

Exhibit No.	Document
4.19	Form of 9% Discount Notes due 2013 (included in Exhibit 4.18)

4.20	Supplemental Indenture, dated as of January 31, 2006, between Dex Media, Inc. (f/k/a Forward Acquisition Corp.) and U.S. Bank National Association, as Trustee, with respect to Dex Media, Inc.’s 9% Discount Notes due 2013 (incorporated by reference to Exhibit 4.2 to Dex Media, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 6, 2006, Commission File No. 333-131626)

4.21	Indenture, dated February 11, 2004, between Dex Media, Inc. and U.S. Bank National Association, as Trustee with respect to Dex Media, Inc.’s 9% Discount Notes due 2013 (incorporated by reference to Exhibit 4.5 to Dex Media, Inc.’s Registration Statement on Form S-4, filed with the Securities and Exchange Commission on April 14, 2004, Commission File No. 333-114472)

4.22	Form of 9% Discount Notes due 2013 (included in Exhibit 4.21)

4.23	Supplemental Indenture, dated as of January 31, 2006, between Dex Media, Inc. (f/k/a Forward Acquisition Corp.) and U.S. Bank National Association, as Trustee, with respect to Dex Media, Inc.’s 9% Discount Notes due 2013 (incorporated by reference to Exhibit 4.3 to Dex Media, Inc.’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 6, 2006, Commission File No. 333-131626)

4.24	Indenture, dated November 8, 2002, among Dex Media East LLC, Dex Media East Finance Co. and U.S. Bank National Association, as Trustee, with respect to Dex Media East LLC’s 9 7/8% Senior Notes due 2009 (incorporated by reference to Exhibit 4.7 to Dex Media, Inc.’s Registration Statement on Form S-4, filed with the Securities and Exchange Commission on April 14, 2004, Commission File No. 333-114472)

4.25	Form of 9 7/8% Senior Notes due 2009 (included in Exhibit 4.24)

4.26	Indenture, dated November 8, 2002, among Dex Media East LLC, Dex Media East Finance Co. and U.S. Bank National Association, as Trustee, with respect to Dex Media East LLC’s 12 1/8% Senior Subordinated Notes due 2012 (incorporated by reference to Exhibit 4.9 to Dex Media, Inc.’s Registration Statement on Form S-4, filed with the Securities and Exchange Commission on April 14, 2004, Commission File No. 333-114472)

4.27	Form of 12 1/8% Senior Subordinated Notes due 2012 (included in Exhibit 4.26)

4.28	Indenture, dated August 29, 2003, among Dex Media West LLC, Dex Media West Finance Co. and U.S. Bank National Association, as Trustee, with respect to Dex Media West LLC’s 8 1/2% Senior Notes due 2010 (incorporated by reference to Exhibit 4.11 to Dex Media, Inc.’s Registration Statement on Form S-4, filed with the Securities and Exchange Commission on April 14, 2004, Commission File No. 333-114472)

4.29	Form of 8 1/2% Senior Notes due 2010 (included in Exhibit 4.28)

4.30	Indenture, dated August 29, 2003, among Dex Media West LLC, Dex Media West Finance Co. and U.S. Bank National Association, as Trustee, with respect to Dex Media West LLC’s 9 7/8% Senior Subordinated Notes due 2013 (incorporated by reference to Exhibit 4.13 to Dex Media, Inc.’s Registration Statement on Form S-4, filed with the Securities and Exchange Commission on April 14, 2004, Commission File No. 333-114472)

4.31	Form of 9 7/8% Senior Subordinated Notes due 2013 (included in Exhibit 4.30)

Exhibit No.	Document
4.32	Indenture, dated November 24, 2004, among Dex Media West LLC, Dex Media West Finance Co. and U.S. Bank National Association, as Trustee, with respect to Dex Media West LLC’s 5 7/8% Senior Notes due 2011 (incorporated by reference to Exhibit 4.7 to Dex Media West LLC and Dex Media West Finance Co.’s Registration Statement on Form S-4, declared effective by the Securities and Exchange Commission on February 3, 2005, Commission File No. 333-121259)

4.33	Form of 5 7/8% Senior Notes due 2011 (included in Exhibit 4.32)

4.34#	Indenture, dated as of January 14, 2005, among the Company and The Bank of New York, as Trustee, with respect to the Company’s 6.78% Senior Notes due 2013 of the Company (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 19, 2005, Commission File No. 001-07155)

4.35	Form of 6 7/8% Senior Notes due 2013 (included in Exhibit 4.34)

4.36	Indenture, dated January 27, 2006, between the Company, as Issuer, and The Bank of New York, as Trustee, with respect to the Company’s 6.875% Series A-1 Senior Discount Notes due 2013 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 2, 2006, Commission File No. 001-07155)

4.37	Form of 6.875% Series A-1 Senior Discount Note due 2013 (included in Exhibit 4.36)

4.38	Indenture, dated January 27, 2006, between the Company (as successor to R.H. Donnelly Finance Corporation III), as Issuer, and The Bank of New York, as Trustee, with respect to the Company’s 6.875% Series A-2 Senior Discount Notes due 2013 (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 2, 2006, Commission File No. 001-07155)

4.39	Form of 6.875% Series A-2 Senior Discount Note due 2013 (included in Exhibit 4.38)

4.40	Supplemental Indenture, dated January 31, 2006, by and between the Company and The Bank of New York, as Trustee, with respect to the Company’s 6.875% Series A-2 Senior Discount Notes due 2013 (incorporated by reference to Exhibit 4.5 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 2, 2006, Commission File No. 001-07155)

4.41	Indenture, dated January 27, 2006, by and between the Company (as successor to R.H. Donnelly Finance Corporation III), as Issuer, and The Bank of New York, as Trustee, with respect to the Company’s 8.875% Series A-3 Senior Notes due 2016 (incorporated by reference to Exhibit 4.6 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 2, 2006, Commission File No. 001-07155)

4.42	Form of 8.875% Series A-3 Senior Note due 2016 (included in Exhibit 4.41)

4.43	Supplemental Indenture, dated January 31, 2006, between the Company and The Bank of New York, as Trustee, with respect to the Company’s 8.875% Series A-3 Senior Notes due 2016 (incorporated by reference to Exhibit 4.8 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 2, 2006, Commission File No. 001-07155)

Exhibit No.	Document
10.1	Non-Competition Agreement, dated as of January 3, 2003, by and among the Company, R.H. Donnelley Publishing & Advertising, Inc. (f/k/a Sprint Publishing & Advertising, Inc.), CenDon, L.L.C., R.H. Donnelley Directory Company (f/k/a Centel Directory Company), Sprint Corporation and the Sprint Local Telecommunications Division (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 17, 2003, Commission File No. 001-07155)

10.2	Letter from Sprint Nextel Corporation, dated as of May 16, 2006, acknowledging certain matters with respect to the Non-Competition Agreement described above as Exhibit 10.1 (incorporated by reference to Exhibit 10.12 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 19, 2006, Commission File No. 001-07155)

10.3	Directory Services License Agreement, dated as of May 16, 2006, by and among R.H. Donnelley Publishing & Advertising, Inc., CenDon, L.L.C., R.H. Donnelley Directory Company, Embarq Corporation, Embarq Directory Trademark Company, LLC and certain subsidiaries of Embarq Corporation formerly constituting Sprint Local Telecommunications Division (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 19, 2006)

10.4	Trademark License Agreement, dated as of May 16, 2006, by and among R.H. Donnelley Publishing & Advertising, Inc., R.H. Donnelley Directory Company and Embarq Directory Trademark Company, LLC (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 19, 2006)

10.5	Publisher Trademark License Agreement, dated as of May 16, 2006, by and among R.H. Donnelley Publishing & Advertising, Inc., CenDon, L.L.C., R.H. Donnelley Directory Company and Embarq Corporation (incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 19, 2006)

10.6	Non-Competition Agreement, dated as of May 16, 2006, by and among R.H. Donnelley Corporation, R.H. Donnelley Publishing & Advertising, Inc., CenDon, L.L.C., R.H. Donnelley Directory Company, Embarq Corporation and certain subsidiaries of Embarq Corporation formerly constituting Sprint Local Telecommunications Division (incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 19, 2006)

10.7	Subscriber Listings Agreement, dated as of May 16, 2006, by and among R.H. Donnelley Publishing & Advertising, Inc., CenDon, L.L.C., R.H. Donnelley Directory Company, Embarq Corporation and certain subsidiaries of Embarq Corporation formerly constituting Sprint Local Telecommunications Division (incorporated by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 19, 2006)

10.8	Standstill Agreement, dated as of May 16, 2006, by and between R.H. Donnelley Publishing & Advertising, Inc. and Embarq Corporation (incorporated by reference to Exhibit 10.11 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 19, 2006)

10.9#	Directory Services License Agreement, dated as of September 1, 2004, among the Company, R.H. Donnelley Publishing & Advertising of Illinois Partnership (f/k/a The APIL Partners Partnership), DonTech II Partnership, Ameritech Corporation, SBC Directory Operations, Inc. and SBC Knowledge Ventures, L.P. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 3, 2004, Commission File No. 001-07155)

Exhibit No.	Document
10.10	Non-Competition Agreement, dated as of September 1, 2004, by and between the Company and SBC Communications Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 3, 2004, Commission File No. 001-07155)

10.11	SMARTpages Reseller Agreement, dated as of September 1, 2004, among SBC Communications, Inc., Southwestern Bell Yellow Pages, Inc., SBC Knowledge Ventures, L.P., the Company, R.H. Donnelley Publishing & Advertising of Illinois Partnership (f/k/a The APIL Partners Partnership) and DonTech II Partnership (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 3, 2004, Commission File No. 001-07155)

10.12	Ameritech Directory Publishing Listing License Agreement, dated as of September 1, 2004, among R.H. Donnelley Publishing & Advertising of Illinois Partnership (f/k/a The APIL Partners Partnership), DonTech II Partnership and Ameritech Services Inc. (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 3, 2004, Commission File No. 001-07155)

10.13	Publishing Agreement, dated November 8, 2002, as amended, by and among Dex Holding LLC., Dex Media East LLC (f/k/a SGN LLC), Dex Media West LLC (f/k/a/ GPP LLC) and Qwest Corporation (incorporated by reference to Exhibit 10.19 to Dex Media, Inc.’s Registration Statement on Form S-4, filed with the Securities and Exchange Commission on April 14, 2004, Commission File No. 333-114472)

10.14	Amended and Restated Agreement for the Provision of Billing and Collection Services for Directory Publishing Services, dated September 1, 2003, by and between Qwest Corporation and Dex Media East LLC (f/k/a SGN LLC) (incorporated by reference to Exhibit 10.8 to Dex Media, Inc.’s Registration Statement on Form S-4, filed with the Securities and Exchange Commission on April 14, 2004, Commission File No. 333-114472)

10.15	Agreement for the Provision of Billing and Collection Services for Directory Publishing Services, dated as of September 1, 2003, by and between Qwest Corporation and Dex Media West LLC (f/k/a GPP LLC) (incorporated by reference to Exhibit 10.9 to Dex Media, Inc.’s Registration Statement on Form S-4, filed with the Securities and Exchange Commission on April 14, 2004, Commission File No. 333-114472)

10.16	Non-Competition and Non-Solicitation Agreement, dated November 8, 2002, by and between Dex Media East LLC (f/k/a SGN LLC), Dex Media West LLC (f/k/a GPP LLC), Dex Holdings LLC and Qwest Corporation, Qwest Communications International Inc. and Qwest Dex, Inc. (incorporated by reference to Exhibit 10.10 to Dex Media, Inc.’s Registration Statement on Form S-4, filed with the Securities and Exchange Commission on April 14, 2004, Commission File No. 333-114472)

10.17^	Amended and Restated 1998 Directors’ Stock Plan (incorporated by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 27, 2000, Commission File No. 001-07155)

10.18^	Pension Benefit Equalization Plan (incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 27, 2002, Commission File No. 001-07155)

10.19^	2001 Stock Award and Incentive Plan (incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 27, 2002, Commission File No. 001-07155)

Exhibit No.	Document
10.20^	2005 Stock Award and Incentive Plan (incorporated by reference to Exhibit 10.15 to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on August 5, 2005, Commission File No. 001-07155)

10.21^	Form of Non-Qualified Stock Option Agreement under 2005 Plan (incorporated by reference to Exhibit 10.16 to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on August 5, 2005, Commission File No. 001-07155)

10.22^	Form of Annual Incentive Program Award under 2005 Plan (incorporated by reference to Exhibit 10.17 to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on August 5, 2005, Commission File No. 001-07155)

10.23^	Form of Restricted Stock Units Agreement under 2005 Plan (incorporated by reference to Exhibit 10.19 to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on May 10, 2006, Commission File No. 001-07155)

10.24^	Form of Stock Appreciation Rights Grant Agreement under 2005 Plan (incorporated by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 6, 2005, Commission File No. 001-07155)

10.25^	Form of R.H. Donnelley Corporation Restricted Stock Units Agreement under 2005 Plan (incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, filed with the Securities and Exchange Commission on March 16, 2006, Commission File No. 001-07155)

10.26^	Deferred Compensation Plan (as amended and restated as of January 1, 2005) (incorporated by reference to Exhibit 10.26 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, filed with the Securities and Exchange Commission on March 15, 2007, Commission File No. 001-07155)

10.27^	Stock Option Plan of Dex Media, Inc., effective as of November 8, 2002 (incorporated by reference to Exhibit 10.27 to Dex Media, Inc.’s Registration Statement on Form S-4, filed with the Securities and Exchange Commission on April 14, 2004, Commission File No. 333-114472)

10.28^	First Amendment to Stock Option Plan of Dex Media, Inc., effective as of September 9, 2003 (incorporated by reference to Exhibit 10.28 to Dex Media, Inc.’s Registration Statement on Form S-4, filed with the Securities and Exchange Commission on April 14, 2004, Commission File No. 333-114472)

10.29^	Second Amendment to Stock Option Plan of Dex Media, Inc., effective as of December 18, 2003 (incorporated by reference to Exhibit 10.29 to Dex Media, Inc.’s Registration Statement on Form S-4, filed with the Securities and Exchange Commission on April 14, 2004, Commission File No. 333-114472)

10.30^	Dex Media, Inc. 2004 Incentive Award Plan (incorporated by reference to Exhibit 4.5 to Dex Media, Inc.’s Registration Statement on Form S-8, filed with the Securities and Exchange Commission on November 19, 2004, Commission file No. 333-120631)

10.31^	Amended and Restated Employment Agreement, dated October 3, 2005, by and between the Company and David C. Swanson (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 6, 2005, Commission File No. 001-07155)

Exhibit No.	Document
10.32^	Amended and Restated Employment Agreement, dated October 3, 2005, by and between the Company and Peter J. McDonald (incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 6, 2005, Commission File No. 001-07155)

10.33^	Amended and Restated Employment Agreement, dated October 3, 2005, by and between the Company and Steven M. Blondy (incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 6, 2005, Commission File No. 001-07155)

10.34^	Employment Agreement, dated as of February 21, 2006, by and between the Company and George A. Burnett (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 23, 2006, Commission File No. 001-07155). This Agreement is no longer in effect.

10.35^	Separation Agreement and Release, dated as of May 5, 2006, by and between the Company and George A. Burnett (incorporated by reference to Exhibit 10.32 to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on November 8, 2006, Commission File No. 001-07155)

10.36^	Employment Agreement, dated as of January 1, 2001, by and between the Company and Robert J. Bush (incorporated by reference to Exhibit 10.37 to the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 28, 2001, Commission File No. 001-07155)

10.37^	Amendment No. 1 to Employment Agreement, dated as of February 27, 2001, by and between the Company and Robert J. Bush (incorporated by reference to Exhibit 10.38 to the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 28, 2001, Commission File No. 001-07155)

10.38^	Board of Director Compensation Plan (incorporated by reference to Exhibit 10.85 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, filed with the Securities and Exchange Commission on March 16, 2006, Commission File No. 001-07155)

10.39	Commitment Letter, dated October 2, 2005, among the Company, J.P. Morgan Securities Inc. and JPMorgan Chase Bank, N.A. (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 6, 2005, Commission File No. 001-07155). This Agreement is no longer in effect.

10.40	Agreement to Amend and Restate, dated December 13, 2005, among the Company and lenders party to the Credit Agreement, dated as of November 8, 2002, as amended (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 19, 2005, Commission File No. 001-07155). This Agreement is no longer in effect.

10.41	Agreement to Amend and Restate, dated December 13, 2005, among the Company and lenders party to the Credit Agreement, dated as of September 9, 2003, as amended (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 19, 2005, Commission File No. 001-07155). This Agreement is no longer in effect.

Exhibit No.	Document
10.42#	Second Amended and Restated Credit Agreement, dated December 13, 2005, among the Company, R.H. Donnelley Inc., the several banks and other financial institutions or entities from time to time parties thereto as lenders, J.P. Morgan Securities Inc. and Deutsche Bank Trust Company Americas, as co-lead arrangers and joint-bookrunners, JPMorgan Chase Bank, N.A., as syndication agent, Bear Stearns Corporate Lending Inc., Credit Suisse, Cayman Islands Branch, Goldman Sachs Credit Partners L.P., UBS Securities LLC and Wachovia Bank, National Association, as co-documentation agents, and Deutsche Bank Trust Company Americas, as administrative agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 19, 2005, Commission File No. 001-07155)

10.43	First Amendment, dated as of April 24, 2006, to the Second Amended and Restated Credit Agreement, dated December 13, 2005, among the Company, R.H. Donnelley Inc., the several banks and other financial institutions or entities from time to time parties thereto as lenders, and Deutsche Bank Trust Company Americas, as administrative agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 28, 2006, Commission File No. 001-07155)

10.44	Second Amended and Restated Guaranty and Collateral Agreement, dated as of December 13, 2005, among the Company, R.H. Donnelley Inc., and the subsidiaries of R.H. Donnelley Inc. party thereto, and Deutsche Bank Trust Company Americas, as collateral agent (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 19, 2005, Commission File No. 001-07155)

10.45	Reaffirmation, dated as of April 24, 2006, among R.H. Donnelley Corporation, R.H. Donnelley Inc. and its subsidiaries and Deutsche Bank Trust Company Americas, as administrative agent (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 28, 2006, Commission File No. 001-07155)

10.46#	Amended and Restated Credit Agreement, dated January 31, 2006, among Dex Media, Inc. (f/k/a Forward Acquisition Corp.), Dex Media East, Inc., Dex Media East LLC, JPMorgan Chase Bank, N.A., as administrative agent and collateral agent, and the other lenders from time to time parties thereto (incorporated by reference to Exhibit 10.3 to Dex Media, Inc.’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 6, 2006, Commission File No. 333-131626)

10.47	Reaffirmation Agreement, dated January 31, 2006, among Dex Media, Inc. (f/k/a Forward Acquisition Corp.), Dex Media East, Inc., Dex Media East LLC, Dex Media East Finance Co., Dex Media International Inc. (f/k/a LCI International, Inc.) and JPMorgan Chase Bank, N.A., as administrative agent and collateral agent (incorporated by reference to Exhibit 10.4 to Dex Media, Inc.’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 6, 2006, Commission File No. 333-131626)

10.48	Guarantee and Collateral Agreement, dated as of November 8, 2002, by and among Dex Media East, Inc., Dex Media East LLC (f/k/a SGN LLC), Dex Media East Finance Co., LCI International, Inc. (Dex Media International, Inc.) and JPMorgan Chase Bank, as collateral agent (incorporated by reference to Exhibit 10.2 to Dex Media, Inc.’s Registration Statement on Form S-4, filed with the Securities and Exchange Commission on April 14, 2004, Commission File No. 333-114472)

Exhibit No.	Document
10.49#	Amended and Restated Credit Agreement, dated January 31, 2006, among Dex Media, Inc. (f/k/a Forward Acquisition Corp.), Dex Media West, Inc., Dex Media West LLC, and JPMorgan Chase Bank, N.A., as collateral agent, and the other lenders from time to time parties thereto (incorporated by reference to Exhibit 10.1 to Dex Media, Inc.’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 6, 2006, Commission File No. 333-131626)

10.50	Reaffirmation Agreement, dated January 31, 2006, among Dex Media, Inc. (f/k/a Forward Acquisition Corp.), Dex Media West, Inc., Dex Media West LLC, Dex Media West Finance Co., JPMorgan Chase Bank, N.A., as administrative agent and collateral agent (incorporated by reference to Exhibit 10.2 to Dex Media, Inc.’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 6, 2006, Commission File No. 333-131626)

10.51	Guarantee and Collateral Agreement, dated as of September 9, 2003, among Dex Media West, Inc., Dex Media West LLC, Dex Media West Finance Co. and JPMorgan Chase Bank, as collateral agent (incorporated by reference to Exhibit 10.7 to Dex Media, Inc.’s Registration Statement on Form S-4, filed with the Securities and Exchange Commission on April 14, 2004, Commission File No. 333-114472)

10.52	First Amendment, dated as of April 24, 2006, to the Amended and Restated Credit Agreement dated as of January 31, 2006, among Dex Media, Inc., Dex Media West, Inc., Dex Media West LLC, the lenders from time to time party thereto, JPMorgan Chase Bank, N.A., as administrative agent and collateral agent, and the other agents parties thereto (incorporated by reference to Exhibit 10.1 to Dex Media, Inc.’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 28, 2006, Commission File No. 333-131626)

10.53	Reaffirmation Agreement, dated as of April 24, 2006, among Dex Media, Inc., Dex Media West, Inc., Dex Media West LLC, Dex Media West Finance Co. and JPMorgan Chase Bank, N.A., as collateral agent (incorporated by reference to Exhibit 10.2 to Dex Media, Inc.’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 28, 2006, Commission File No. 333-131626)

10.54	First Amendment, dated as of April 24, 2006, to the Amended and Restated Credit Agreement dated as of January 31, 2006, among Dex Media, Inc., Dex Media East, Inc., Dex Media East LLC, the lenders from time to time party thereto, JPMorgan Chase Bank, N.A., as administrative agent and collateral agent, and the other agents parties thereto (incorporated by reference to Exhibit 10.3 to Dex Media, Inc.’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 28, 2006, Commission File No. 333-131626)

10.55	Reaffirmation Agreement, dated as of April 24, 2006, among Dex Media, Inc., Dex Media East, Inc., Dex Media East LLC, Dex Media East Finance Co., Dex Media International, Inc. and JPMorgan Chase Bank, N.A., as collateral agent (incorporated by reference to Exhibit 10.4 to Dex Media, Inc.’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 28, 2006, Commission File No. 333-131626)

10.56	Warrant Purchase Agreement, dated as of November 2, 2006, by and among R.H. Donnelley Corporation and certain investment partnerships affiliated with The Goldman Sachs Group, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 3, 2006, Commission File No. 001-07155). This Agreement is no longer in effect.

10.57	Registration Rights Agreement, dated January 7, 2006, by and between R.H. Donnelley Corporation and the initial purchasers identified therein (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 2, 2006, Commission File No. 001-07155). This Agreement is no longer in effect.

Exhibit No.	Document
10.58	Sponsor Stockholders Agreement, dated as of October 3, 2005, among the Company, Welsh, Carson, Anderson & Stowe IX, L.P., WD GP Associates LLC and WD Investors LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 6, 2005, Commission File No. 001-07155). This Agreement is no longer in effect.

10.59	Sponsor Stockholders Agreement, dated as of October 3, 2005, among the Company, Carlyle Partners III, L.P. CP III Coinvestment, L.P., Carlyle High Yield Partners, L.P., Carlyle Dex Partners, L.P. and Carlyle Dex Partners II, L.P. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 6, 2005, Commission File No. 001-07155). This Agreement is no longer in effect.

10.60	Support Agreement, dated as of October 3, 2005, among the Company, Welsh, Carson, Anderson & Stowe IX, L.P., WD GP Associates LLC and WD Investors LLC (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 6, 2005, Commission File No. 001-07155). This Agreement is no longer in effect.

10.61	Support Agreement, dated as of October 3, 2005, among the Company, Carlyle Partners III, L.P. CP III Coinvestment, L.P., Carlyle High Yield Partners, L.P., Carlyle Dex Partners, L.P. and Carlyle Dex Partners II, L.P. (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 6, 2005, Commission File No. 001-07155). This Agreement is no longer in effect.

10.62	Stock Purchase and Support Agreement, dated as of October 3, 2005, among the Company and the stockholders listed on Schedule A attached thereto (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 6, 2005, Commission File No. 001-07155). This Agreement is no longer in effect.

10.63	Closing Agreement, dated as of July 21, 2005, by and between the Company and the Commissioner of the Internal Revenue Service (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 3, 2005, Commission File No. 001-07155). This Agreement is no longer in effect.

10.64	Fifth Amendment, dated as of June 16, 2005, to the Credit Agreement, dated as of November 8, 2002, as amended and restated as of July 24, 2004, by and among Dex Media, Inc., Dex Media East, Inc., Dex Media East, LLC, JPMorgan Chase Bank, N.A., as administrative agent, JP Morgan Securities Inc. and Banc of America Securities LLC, as joint bookrunners and co-lead arrangers, and Bank of America N.A., Wachovia Bank, National Association, Lehman Commercial Paper Inc. and Deutsche Bank Trust Company Americas, as co-syndication agents (incorporated by reference to Exhibit 10.6 to Dex Media Inc.’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on August 4, 2005, Commission File No. 001-32249). This Agreement is no longer in effect.

Exhibit No.	Document
10.65	Fourth Amendment, dated as of June 16, 2005, to the Credit Agreement, dated as of September 9, 2003, as amended and restated as of July 27, 2004, by and among Dex Media, Inc., Dex Media West, Inc., Dex Media West, LLC, JPMorgan Chase Bank, N.A., as administrative agent, JP Morgan Securities Inc. and Banc of America Securities LLC, as joint bookrunners and co-lead arrangers, and Bank of America N.A., Wachovia Bank, National Association, Lehman Commercial Paper Inc. and Deutsche Bank Trust Company Americas, as co-syndication agents (incorporated by reference to Exhibit 10.5 to Dex Media Inc.’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on August 4, 2005, Commission File No. 001-32249). This Agreement is no longer in effect.

31.1*	Certification of Quarterly Report on Form 10-Q for the period ended March 31, 2007 by David C. Swanson, Chairman and Chief Executive Officer of R.H. Donnelley Corporation under Section 302 of the Sarbanes-Oxley Act

31.2*	Certification of Quarterly Report on Form 10-Q for the period ended March 31, 2007 by Steven M. Blondy, Executive Vice President and Chief Financial Officer of R.H. Donnelley Corporation under Section 302 of the Sarbanes-Oxley Act

32.1*	Certification of Quarterly Report on Form 10-Q for the period ended March 31, 2007 under Section 906 of the Sarbanes-Oxley Act by David C. Swanson, Chairman and Chief Executive Officer, and Steven M. Blondy, Executive Vice President and Chief Financial Officer, for R.H. Donnelley Corporation

*	Filed herewith.

^	Management contract or compensatory plan.

#	The Company agrees to furnish supplementally a copy of any omitted exhibits or schedules to the Securities and Exchange Commission upon request.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

R.H. DONNELLEY CORPORATION
Date: May 10, 2007	By:	/s/ Steven M. Blondy
Steven M. Blondy
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: May 10, 2007	By:	/s/ Jeffrey A. Smith
Jeffrey A. Smith
Vice President and Controller (Principal Accounting Officer)

Exhibit Index

Exhibit No.	Document
31.1*	Certification of Quarterly Report on Form 10-Q for the period ended March 31, 2007 by David C. Swanson, Chairman and Chief Executive Officer of R.H. Donnelley Corporation under Section 302 of the Sarbanes-Oxley Act

31.2*	Certification of Quarterly Report on Form 10-Q for the period ended March 31, 2007 by Steven M. Blondy, Executive Vice President and Chief Financial Officer of R.H. Donnelley Corporation under Section 302 of the Sarbanes-Oxley Act

32.1*	Certification of Quarterly Report on Form 10-Q for the period ended March 31, 2007 under Section 906 of the Sarbanes-Oxley Act by David C. Swanson, Chairman and Chief Executive Officer, and Steven M. Blondy, Executive Vice President and Chief Financial Officer, for R.H. Donnelley Corporation

*	Filed herewith.