Form 10-Q
period 2007-06-30
R H DONNELLEY CORP
filed 2007-07-27
CIK 30419

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
Indicate the number of shares outstanding of the issuer’s classes of common stock, as of the latest practicable date:

Title of class	Shares Outstanding at July 16, 2007
Common Stock, par value $1 per share	71,076,240

R.H. DONNELLEY CORPORATION
INDEX TO FORM 10-Q
Beginning with this Quarterly Report on Form 10-Q (the “Form 10-Q”), R.H. Donnelley Corporation has modified its periodic reporting as compared to previously filed Quarterly Reports. Although this Form 10-Q contains all information required by applicable rules and regulations, it does not repeat certain information contained in the Annual Report on Form 10-K for the fiscal year ended December 31, 2006 (the “Form 10-K”). As a result, this Form 10-Q should be read together with the Form 10-K.

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements
R.H. Donnelley Corporation and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)

	June 30,	December 31,
(in thousands, except share and per share data)	2007	2006

Assets

Current Assets
Cash and cash equivalents	$65,006	$156,249
Accounts receivable
Billed	246,298	248,334
Unbilled	956,996	842,869
Allowance for doubtful accounts and sales claims	(40,094)	(42,952)

Net accounts receivable	1,163,200	1,048,251
Deferred directory costs	225,490	211,822
Short-term deferred income taxes, net	6,668	—
Prepaid expenses and other current assets	89,191	115,903

Total current assets	1,549,555	1,532,225

Fixed assets and computer software, net	171,041	159,362
Other non-current assets	129,607	141,619
Intangible assets, net	11,290,909	11,477,996
Goodwill	2,837,883	2,836,266

Total Assets	$15,978,995	$16,147,468

Liabilities and Shareholders’ Equity

Current Liabilities
Accounts payable and accrued liabilities	$159,769	$169,490
Accrued interest	174,548	179,419
Deferred directory revenue	1,299,325	1,197,796
Short-term deferred income taxes, net	—	79,882
Current portion of long-term debt	353,460	382,631

Total current liabilities	1,987,102	2,009,218

Long-term debt	9,691,920	10,020,521
Deferred income taxes, net	2,211,114	2,099,102
Other non-current liabilities	188,481	197,871

Total liabilities	14,078,617	14,326,712

Commitments and contingencies

Shareholders’ Equity
Common stock, par value $1 per share, 400,000,000 shares authorized, 88,169,275 shares issued	88,169	88,169
Additional paid-in capital	2,373,696	2,341,009
Accumulated deficit	(391,528)	(437,496)
Treasury stock, at cost, 17,095,613 shares at June 30, 2007 and 17,704,558 shares at December 31, 2006	(160,861)	(161,470)
Accumulated other comprehensive loss	(9,098)	(9,456)

Total shareholders’ equity	1,900,378	1,820,756

Total Liabilities and Shareholders’ Equity	$15,978,995	$16,147,468

The accompanying notes are an integral part of the condensed consolidated financial statements.

R.H. Donnelley Corporation and Subsidiaries
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) (Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
(in thousands, except per share data)	2007	2006	2007	2006

Net revenue	$666,590	$432,350	$1,329,393	$752,829

Expenses
Cost of revenue (exclusive of depreciation and amortization shown separately below)	283,472	232,642	578,036	413,189
General and administrative expenses	34,806	40,840	72,040	80,013
Depreciation and amortization	109,149	85,473	212,179	148,165

Total expenses	427,427	358,955	862,255	641,367

Operating income	239,163	73,395	467,138	111,462

Interest expense, net	(199,023)	(202,148)	(400,637)	(355,889)

Income (loss) before income taxes	40,140	(128,753)	66,501	(244,427)

(Provision) benefit for income taxes	(15,217)	48,926	(25,629)	92,882

Net income (loss)	24,923	(79,827)	40,872	(151,545)

Preferred dividend	—	—	—	(1,974)
Gain on repurchase of redeemable convertible preferred stock	—	—	—	31,195

Income (loss) available to common shareholders	$24,923	$(79,827)	$40,872	$(122,324)

Earnings (loss) per share:
Basic	$0.35	$(1.15)	$0.58	$(1.95)

Diluted	$0.34	$(1.15)	$0.57	$(1.95)

Shares used in computing earnings (loss) per share:
Basic	71,034	69,698	70,656	62,692

Diluted	72,511	69,698	72,021	62,692

Comprehensive Income (Loss)
Net income (loss)	$24,923	$(79,827)	$40,872	$(151,545)
Unrealized gain (loss) on interest rate swaps, net of tax	5,249	6,325	(380)	12,491
Benefit plans adjustment, net of tax	424	—	738	—

Comprehensive income (loss)	$30,596	$(73,502)	$41,230	$(139,054)

The accompanying notes are an integral part of the condensed consolidated financial statements.

R.H. Donnelley Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six months ended
	June 30,
(in thousands)	2007	2006

Cash Flows from Operating Activities
Net income (loss)	$40,872	$(151,545)
Reconciliation of net income (loss) to net cash provided by operating activities:
Depreciation and amortization	212,179	148,165
Deferred income tax provision (benefit)	25,273	(92,972)
Provision for bad debts	41,244	28,483
Stock based compensation expense	21,463	25,738
Other non-cash charges	31,961	34,036
Changes in assets and liabilities, net of effects from acquisitions:
(Increase) in accounts receivable	(156,536)	(107,590)
Decrease (increase) in other assets	8,622	(77,041)
(Decrease) increase in accounts payable and accrued liabilities	(20,345)	25,205
Increase in deferred directory revenue	101,529	555,778
Increase in other non-current liabilities	8,080	16,259

Net cash provided by operating activities	314,342	404,516

Cash Flows from Investing Activities
Additions to fixed assets and computer software	(37,395)	(24,625)
Acquisitions, net of cash received	—	(1,889,228)
Equity investment	(2,500)	—

Net cash used in investing activities	(39,895)	(1,913,853)

Cash Flows from Financing Activities
Proceeds from the issuance of debt, net of costs	—	2,514,535
Revolver borrowings	361,650	432,500
Revolver repayments	(390,550)	(354,600)
Repurchase of redeemable convertible preferred stock and redemption of preferred stock purchase rights	—	(336,819)
Credit facilities repayments and note repurchases	(347,053)	(576,766)
Decrease in checks not yet presented for payment	(1,568)	(1,171)
Proceeds from employee stock option exercises	11,831	19,269

Net cash (used in) provided by financing activities	(365,690)	1,696,948

(Decrease) increase in cash and cash equivalents	(91,243)	187,611
Cash and cash equivalents, beginning of year	156,249	7,793

Cash and cash equivalents, end of period	$65,006	$195,404

Supplemental Information:
Cash paid:
Interest	$373,629	$279,659

Income taxes, net	$398	$321

The accompanying notes are an integral part of the condensed consolidated financial statements.

R.H. Donnelley Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(tabular amounts in thousands, except share and per share data)
1. Business and Basis of Presentation
The interim condensed consolidated financial statements of R.H. Donnelley Corporation and its direct and indirect wholly-owned subsidiaries (the “Company,” “RHD,” “we,” “us” and “our”) have been prepared in accordance with the instructions to Quarterly Report on Form 10-Q and should be read in conjunction with the financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2006 (“2006 10-K”). The interim condensed consolidated financial statements include the accounts of RHD and its direct and indirect wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated. Amounts presented for the six months ended June 30, 2006 include five months of results from the Dex Media Business (defined in Note 3, “Acquisitions”), which was acquired on January 31, 2006. The results of interim periods are not necessarily indicative of results for the full year or any subsequent period. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair statement of financial position, results of operations and cash flows at the dates and for the periods presented have been included.
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
2. Summary of Significant Accounting Policies
Intangible Assets and Goodwill
In connection with the Company’s prior business combinations, certain long-term intangible assets were identified in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations (“SFAS No. 141”) and recorded at their estimated fair values. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”), the fair values of the identifiable intangible assets are being amortized over their estimated useful lives in a manner that best reflects the economic benefit derived from such assets. Goodwill is not amortized but is subject to impairment testing on an annual basis. Amortization expense was $97.3 million and $72.0 million for the three months ended June 30, 2007 and 2006, respectively, and $187.1 million and $126.4 million for the six months ended June 30, 2007 and 2006, respectively. Amortization of the local customer relationships associated with the Dex Media Merger commenced during the first quarter of 2007. During January 2007, we recorded adjustments to goodwill totaling $1.6 million associated with the Dex Media Merger that primarily related to deferred income taxes. No impairment losses were recorded related to our intangible assets and goodwill during the three and six months ended June 30, 2007 and 2006, respectively.
Interest Expense and Deferred Financing Costs
Certain costs associated with the issuance of debt instruments are capitalized and included in other non-current assets on the condensed consolidated balance sheets. These costs are amortized to interest expense over the terms of the related debt agreements. The bond outstanding method is used to amortize deferred financing costs relating to debt instruments with respect to which we make accelerated principal payments. Other deferred financing costs are amortized using the effective interest method. Amortization of deferred financing costs included in interest expense was $5.3 million and $5.5 million for the three months ended June 30, 2007 and 2006, respectively, and $12.1 million and $10.6 million for the six months ended June 30, 2007 and 2006, respectively. Apart from business combinations, it is the Company’s policy to recognize losses incurred in conjunction with debt extinguishments as a component of interest expense. In conjunction with the Dex Media Merger and as a result of purchase accounting required under generally accepted accounting principles (“GAAP”), we recorded Dex Media’s debt at its fair value on January 31, 2006. We recognize an offset to interest expense in each period subsequent to the Dex Media Merger for the amortization of the corresponding fair value adjustment over the life of the respective debt. The offset to interest expense was $7.7 million and $9.0 million for the three months ended June 30, 2007 and 2006, respectively, and $15.3 million and $15.1 million for the six months ended June 30, 2007 and 2006, respectively.

Advertising Expense
We recognize advertising expenses as incurred. These expenses include public relations, media, on-line advertising and other promotional and sponsorship costs. Total advertising expense was $9.4 million and $6.2 million for the three months ended June 30, 2007 and 2006, respectively, and $17.0 million and $15.0 million for the six months ended June 30, 2007 and 2006, respectively.
Concentration of Credit Risk
Approximately 85% of our directory advertising revenue is derived from the sale of advertising to local small- and medium-sized businesses. Most new advertisers and advertisers desiring to expand their advertising programs are subject to a credit review. While we do not believe that extending credit to our local advertisers will have a material adverse effect on our results of operations or financial condition, no assurances can be given. We do not require collateral from our advertisers, although we do charge interest to advertisers that do not pay by specified due dates. The remaining approximately 15% of our directory advertising revenue is derived from the sale of advertising to national or large regional chains. Substantially all of the revenue derived through national accounts is serviced through certified marketing representatives (“CMRs”) from which we accept orders. We receive payment for the value of advertising placed in our directories, net of the CMR’s commission, directly from the CMR. While we are still exposed to credit risk, the amount of losses from these accounts has been historically less than the local accounts as the advertisers, and in some cases the CMRs, tend to be larger companies with greater financial resources than local advertisers.
At June 30, 2007, we had interest rate swap agreements with major financial institutions with a notional value of $2.7 billion. We are exposed to credit risk in the event that one or more of the counterparties to the agreements does not, or cannot, meet their obligation. The notional amount is used to measure interest to be paid or received and does not represent the amount of exposure to credit loss. Any loss would be limited to the amount that would have been received over the remaining life of the swap agreement. The counterparties to the swap agreements are major financial institutions with credit ratings of A or higher. We do not currently foresee a material credit risk associated with these swap agreements; however, no assurances can be given.
Earnings (Loss) Per Share
For the three and six months ended June 30, 2007 and three months ended June 30, 2006, we accounted for earnings (loss) per share (“EPS”) in accordance with SFAS No. 128, Earnings Per Share (“SFAS No. 128”). For the six months ended June 30, 2006 (through January 27, 2006, the closing date of the GS Repurchase, which is defined in Note 4, “Redeemable Preferred Stock and Warrants”), we accounted for EPS in accordance with Emerging Issues Task Force (“EITF”) No. 03-6, Participating Securities and the Two-Class Method under FASB Statement 128 (“EITF 03-6”), which established standards regarding the computation of EPS by companies that have issued securities other than common stock that contractually entitle the holder to participate in dividends and earnings of the company. EITF 03-6 requires earnings available to common shareholders for the period, after deduction of preferred stock dividends, to be allocated between the common and preferred stockholders based on their respective rights to receive dividends. Basic EPS is then calculated by dividing loss allocable to common shareholders by the weighted average number of shares outstanding. EITF 03-6 does not require the presentation of basic and diluted EPS for securities other than common stock. Therefore, the following EPS amounts only pertain to our common stock.
Under the guidance of SFAS No. 128, diluted EPS is calculated by dividing loss allocable to common shareholders by the weighted average common shares outstanding plus dilutive potential common stock. Potential common stock includes stock options, stock appreciation rights (“SARs”), restricted stock and warrants, the dilutive effect of which is calculated using the treasury stock method, and prior to the GS Repurchase, our Preferred Stock (as defined in Note 4), the dilutive effect of which was calculated using the “if-converted” method.

The calculation of basic and diluted EPS for the three and six months ended June 30, 2007 and 2006 is presented below.

	Three months ended		Six months ended
	June 30,		June 30,
	2007	2006	2007	2006

Basic EPS
Income (loss) available to common shareholders	$24,923	$(79,827)	$40,872	$(122,324)
Amount allocable to common shareholders (1)	100%	100%	100%	100%

Income (loss) allocable to common shareholders	24,923	(79,827)	40,872	(122,324)
Weighted average common shares outstanding	71,034	69,698	70,656	62,692

Basic earnings (loss) per share	$0.35	$(1.15)	$0.58	$(1.95)

Diluted EPS
Income (loss) available to common shareholders	$24,923	$(79,827)	$40,872	$(122,324)
Amount allocable to common shareholders (1)	100%	100%	100%	100%

Income (loss) allocable to common shareholders	24,923	(79,827)	40,872	(122,324)
Weighted average common shares outstanding	71,034	69,698	70,656	62,692
Dilutive effect of stock awards and warrants (2)	1,477	—	1,365	—
Dilutive effect of Preferred Stock assuming conversion (2)	—	—	—	—

Weighted average diluted shares outstanding	72,511	69,698	72,021	62,692

Diluted earnings (loss) per share	$0.34	$(1.15)	$0.57	$(1.95)

(1)	In computing EPS using the two-class method, we have not allocated the net loss reported for the six months ended June 30, 2006 between common and preferred shareholders since preferred shareholders had no contractual obligation to share in the net loss.

(2)	Due to the loss allocable to common shareholders reported for the three and six months ended June 30, 2006, the effect of all stock-based awards, warrants and the assumed conversion of the Preferred Stock were anti-dilutive and therefore are not included in the calculation of diluted EPS. For the three months ended June 30, 2007 and 2006, less than 0.1 million and 2.4 million shares, respectively, of stock-based awards had exercise prices that exceeded the average market price of the Company’s common stock for the respective period. For the six months ended June 30, 2007 and 2006, 1.1 million and 2.3 million shares, respectively, of stock-based awards had exercise prices that exceeded the average market price of the Company’s common stock for the respective period. For the six months ended June 30, 2006, the assumed conversion of the Preferred Stock into 0.8 million shares of common stock was anti-dilutive and therefore not included in the calculation of diluted EPS.
Stock-Based Awards
We account for stock-based compensation under SFAS No. 123 (R), Share-Based Payment (“SFAS No. 123 (R)”). The Company recorded stock-based compensation expense related to stock-based awards granted under our various employee and non-employee stock incentive plans of $7.5 million and $9.3 million for the three months ended June 30, 2007 and 2006, respectively, and $21.5 million and $25.7 million for the six months ended June 30, 2007 and 2006, respectively.
On February 27, 2007, the Company granted 1.1 million SARs to certain employees, including executive officers, in conjunction with its annual grant of stock incentive awards. These SARs, which are settled in our common stock, were granted at a grant price of $74.31 per share, which was equal to the market value of the Company’s common stock on the grant date, and vest ratably over three years. In accordance with SFAS No. 123 (R), we recognized non-cash compensation expense related to these SARs of $1.4 million and $8.4 million for the three and six months ended June 30, 2007, respectively, which includes $6.5 million related to non-substantive vesting for the six months ended June 30, 2007.

Estimates
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
New Accounting Pronouncements
We have reviewed accounting pronouncements that were issued as of June 30, 2007, which the Company has not yet adopted, and do not believe that the pronouncements will have a material impact on our financial position or operating results.
3. Acquisitions
On January 31, 2006, we acquired Dex Media, Inc. (“Dex Media”) for an equity purchase price of $4.1 billion (the “Dex Media Merger”). Pursuant to the Agreement and Plan of Merger, dated October 3, 2005 (“Merger Agreement”), each issued and outstanding share of Dex Media common stock was converted into $12.30 in cash and 0.24154 of a share of RHD common stock, resulting in an aggregate cash value of $1.9 billion and aggregate stock value of $2.2 billion, based on 36,547,381 newly issued shares of RHD common stock valued at $61.82 per share. The $61.82 share price used to value the common shares issued in the Dex Media Merger was based on the average closing price of RHD’s common stock for the two business days before and after the announcement of the Dex Media Merger on October 3, 2005, in accordance with EITF 95-19, Determination of the Measurement Date for the Market Price of Securities Issued in a Purchase Business Combination. Additionally, we assumed Dex Media’s outstanding indebtedness on January 31, 2006 with a fair value of $5.5 billion. The total allocable purchase price also includes transaction costs of $26.7 million that were directly related to the Dex Media Merger, severance and related costs for certain Dex Media employees of $17.7 million and Dex Media vested equity awards outstanding as of January 31, 2006 with an estimated fair value of $77.4 million, for a total aggregate purchase price of $9.8 billion.
The acquired business of Dex Media and its subsidiaries (“Dex Media Business”) operates through Dex Media, Inc., one of RHD’s direct, wholly-owned subsidiaries. The results of the Dex Media Business have been included in the Company’s operating results commencing February 1, 2006. To finance the Dex Media Merger, we issued $660 million 6.875% Senior Discount Notes due January 15, 2013 for gross proceeds of $600.5 million and $1,210 million 8.875% Senior Notes due January 15, 2016 to pay the cash portion of the purchase price to the Dex Media stockholders.
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

The following unaudited condensed pro forma information has been prepared in accordance with SFAS No. 141 for the six months ended June 30, 2006 and assumes the Dex Media Merger (and related GS Repurchase defined below) and related financing occurred on January 1, 2006. The following unaudited condensed pro forma information does not purport to represent what the Company’s results of operations would actually have been if the Dex Media Merger (and related GS Repurchase) had in fact occurred on January 1, 2006 and is not necessarily representative of results of operations for any future period. The following unaudited condensed pro forma information for the six months ended June 30, 2006 does not eliminate the adverse impact of purchase accounting relating to the Dex Media Merger.

Six Months Ended
June 30, 2006
Net revenue	$892.7
Operating income	139.0
Net loss	(189.8)
Diluted loss per share	$(2.68)
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
4. Redeemable Preferred Stock and Warrants
In a series of transactions related to a prior acquisition, in November 2002 and January 2003 we issued through a private placement 200,604 shares of 8% convertible cumulative preferred stock (“Preferred Stock”) and warrants to purchase 1.65 million shares of our common stock to investment partnerships affiliated with The Goldman Sachs Group, Inc. (the “GS Funds”) for gross proceeds of $200 million.
In connection with each issuance of our Preferred Stock and each subsequent quarterly dividend date through September 30, 2005, a beneficial conversion feature (“BCF”) was recorded because the fair value of the underlying common stock at the time of issuance was greater than the conversion price of the Preferred Stock. The BCF was treated as a deemed dividend because the Preferred Stock was convertible into common stock immediately after issuance. Commencing October 3, 2005, the Preferred Stock was no longer convertible into common stock, and consequently, we no longer recognized any BCF after that date.
On January 14, 2005, we repurchased 100,303 shares of our outstanding Preferred Stock from the GS Funds for $277.2 million in cash. On January 27, 2006, in conjunction with the Dex Media Merger, we repurchased the remaining 100,301 shares of our outstanding Preferred Stock from the GS Funds for $336.1 million in cash, including accrued cash dividends and interest (the “GS Repurchase”) pursuant to the terms of a Stock Purchase and Support Agreement (the “Stock Purchase Agreement”) dated October 3, 2005. Subsequent to the GS Repurchase, we have no outstanding shares of Preferred Stock.
Based on the terms of the Stock Purchase Agreement, the recorded value of the Preferred Stock was accreted to its redemption value of $336.1 million at January 27, 2006. The accretion to redemption value of $2.0 million (which represented accrued dividends and interest) for the six months ended June 30, 2006 was recorded as an increase to loss available to common shareholders on the condensed consolidated statement of operations. In conjunction with the GS Repurchase, we also reversed the previously recorded BCF related to these shares and recorded a decrease to loss available to common shareholders of $31.2 million on the condensed consolidated statement of operations for the six months ended June 30, 2006.
On May 30, 2006, RHD redeemed the outstanding preferred stock purchase rights issued pursuant to the Company’s stockholder rights plan at a redemption price of one cent per right for a total redemption payment of $0.7 million. This payment was recorded as a charge to retained earnings in 2006.

On November 2, 2006, we repurchased all outstanding warrants to purchase 1.65 million shares of our common stock from the GS Funds for an aggregate purchase price of approximately $53.1 million. As a result, the value of these warrants was removed from shareholders’ equity on our consolidated balance sheet at December 31, 2006.
5. Restructuring Charges
The tables below show the activity in our restructuring reserves for the three and six months ended June 30, 2007.

	2003	2005	2006
	Restructuring	Restructuring	Restructuring
Three months ended June 30, 2007	Actions	Actions	Actions	Total

Balance at March 31, 2007	$960	$1,891	$6,336	$9,187
Payments	(83)	(54)	(1,232)	(1,369)

Balance at June 30, 2007	$877	$1,837	$5,104	$7,818

	2003	2005	2006
	Restructuring	Restructuring	Restructuring
Six months ended June 30, 2007	Actions	Actions	Actions	Total

Balance at December 31, 2006	$971	$1,943	$7,615	$10,529
Additions to reserve charged to goodwill	—	—	96	96
Payments	(94)	(106)	(2,607)	(2,807)

Balance at June 30, 2007	$877	$1,837	$5,104	$7,818

As a result of the Dex Media Merger and integration of the Dex Media Business, approximately 120 employees were affected by a restructuring plan, of which 110 were terminated and 10 were relocated to our corporate headquarters in Cary, North Carolina. Additionally, we vacated certain of our leased Dex Media facilities in Colorado, Minnesota, Nebraska and Oregon. The costs associated with these actions are shown in the table above under the caption “2006 Restructuring Actions.” We estimated the costs associated with terminated employees, including Dex Media executive officers, and abandonment of certain of our leased facilities, net of estimated sublease income, to be approximately $18.9 million and such costs were charged to goodwill during 2006. During January 2007, we finalized our estimate of costs associated with terminated employees and recognized a charge to goodwill of $0.1 million. Payments made with respect to severance relating to the 2006 Restructuring Actions during the three and six months ended June 30, 2007 totaled $0.6 million and $1.5 million, respectively. Payments of $0.6 million and $1.1 million were made with respect to the vacated leased Dex Media facilities during the three and six months ended June 30, 2007, respectively. Payments of $0.6 million were made with respect to severance and no payments were made with respect to the vacated leased Dex Media facilities during the three and six months ended June 30, 2006. The remaining lease payments for these facilities will be made through 2016.
6. Income Taxes
In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes: An Interpretation of FASB Statement No. 109 (“FIN No. 48”). This interpretation clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109. FIN No. 48 prescribes a recognition threshold and measurement principles for the financial statement recognition and measurement of tax positions taken or expected to be taken on a tax return. Under FIN No. 48, the impact of an uncertain income tax position on an income tax return must be recognized at the largest amount that is more likely than not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. Additionally, FIN No. 48 provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures and transition requirements. This interpretation is effective for fiscal years beginning after December 15, 2006 and as such, we adopted FIN No. 48 on January 1, 2007.

As a result of implementing FIN No. 48, we recognized an increase of $160.1 million in the liability for unrecognized tax benefits as of January 1, 2007. The increase in the liability included a reduction in deferred tax liabilities of $165.2 million and a decrease in accumulated deficit of $5.1 million.
As of January 1, 2007 and June 30, 2007, and after the impact of recognizing the increase in the liability for unrecognized tax benefits, our unrecognized tax benefits total $174.1 million and $175.0 million, respectively, which includes accrued interest disclosed below. Included in the balance of unrecognized benefits at January 1, 2007 and June 30, 2007 are $5.6 million and $5.9 million, respectively, of tax benefits that, if recognized, would favorably affect the effective tax rate.
Our policy is to recognize accrued interest and penalties related to unrecognized tax benefits in income tax expense. As of January 1, 2007 and June 30, 2007, we have accrued $3.6 million and $3.9 million, respectively, related to interest and have not accrued any amount for tax penalties.
It is reasonably possible that the amount of unrecognized tax benefits disclosed above could significantly decrease within the next twelve months. We are currently under audit by the Internal Revenue Service (“IRS”) for taxable years 2003 and 2004 and all issues under consideration by the IRS for these years were effectively settled in July 2007. As a result of the settlement, we anticipate that the unrecognized tax benefits associated with our uncertain Federal tax positions will decrease by approximately $167.0 million during the third quarter of 2007. We do not expect there to be an impact on our results of operations for the three and nine months ended September 30, 2007 as a result of the IRS settlement. The unrecognized tax benefits impacted by the IRS audit primarily relate to items in which the ultimate deductibility is highly certain but for which there is uncertainty regarding the timing of such deductibility. Please refer to Note 11, “Subsequent Events,” for additional information.
We are currently under audit in New York for taxable years 2000 through 2003. If the New York audit is resolved within the next twelve months, the total amount of unrecognized tax benefits reported above could decrease by approximately $7.8 million. The unrecognized tax benefits related to the New York audit relate to apportionment and the filing of combined income tax returns.
As noted above, we are currently under federal tax audit by the IRS for the taxable years 2003 and 2004. Therefore, tax years 2003 through 2006 are still subject to examination by the IRS. In addition, certain state tax returns are under examination by various regulatory authorities, including New York. Our state tax return years are open to examination for an average of three years. However, certain jurisdictions remain open to examination longer than three years due to the existence of net operating loss carryforwards.
7. Benefit Plans
In accordance with SFAS No. 132, Employers’ Disclosures About Pensions and Other Postretirement Benefits (Revised 2003), the following table provides the components of net periodic benefit cost for the three and six months ended June 30, 2007 and 2006. Information presented below for the three and six months ended June 30, 2006 includes combined amounts for the legacy RHD benefit plans for the three and six months ended June 30, 2006 and the acquired Dex Media benefit plans for the three and five months ended June 30, 2006.

	Pension Benefits
	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2007	2006	2007	2006

Service cost	$4,009	$3,585	$7,291	$6,329
Interest cost	4,326	4,474	8,859	7,886
Expected return on plan assets	(4,720)	(5,180)	(9,660)	(9,387)
Amortization of prior service cost	433	33	466	83
Amortization of net loss	49	451	321	919

Net periodic benefit cost	$4,097	$3,363	$7,277	$5,830

	Postretirement Benefits
	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2007	2006	2007	2006

Service cost	$347	$755	$984	$1,270
Interest cost	1,285	1,265	2,662	2,169
Amortization of prior service cost	(27)	202	403	444
Amortization of net loss	—	26	—	91

Net periodic benefit cost	$1,605	$2,248	$4,049	$3,974

During the three months ended June 30, 2007, the Company made contributions of $3.5 million to its pension plans. During the three and six months ended June 30, 2007, the Company made contributions of $0.9 million and $2.1 million, respectively, to its postretirement plans. The Company expects to make total contributions of approximately $16.7 million and $5.5 million to its pension plans and postretirement plans, respectively, in 2007.
8. Business Segments
Management reviews and analyzes its business of publishing yellow pages directories and related local commercial search as one operating segment.
9. Legal Proceedings
We are involved in various legal proceedings arising in the ordinary course of our business, as well as certain litigation and tax matters. In many of these matters, plaintiffs allege that they have suffered damages from errors or omissions of improper listings contained in directories published by us. We periodically assess our liabilities and contingencies in connection with these matters based upon the latest information available to us. For those matters where it is probable that we have incurred a loss and the loss or range of loss can be reasonably estimated, we record reserves in our condensed consolidated financial statements. In other instances, we are unable to make a reasonable estimate of any liability because of the uncertainties related to both the probable outcome and amount or range of loss. As additional information becomes available, we adjust our assessment and estimates of such liabilities accordingly.
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

Based on our review of the latest information available, we believe our ultimate liability in connection with pending or threatened legal proceedings will not have a material adverse effect on our results of operations, cash flows or financial position. No material amounts have been accrued in our condensed consolidated financial statements with respect to any of such matters.
During the three and six months ended June 30, 2007, there were no material changes to the information set forth in the 2006 10-K regarding the Legacy Tax Matter (as defined in the 2006 10-K).
10. Guarantees
R.H. Donnelley Inc. is a direct wholly-owned subsidiary of the Company and the issuer of the Senior Notes and Subordinated Notes. The Company and the direct and indirect 100% owned subsidiaries of R.H. Donnelley Inc. jointly and severally, fully and unconditionally, guarantee these debt instruments. RHD’s debt instruments are not guaranteed by any of its subsidiaries. At June 30, 2007, R.H. Donnelley Inc.’s direct wholly-owned subsidiaries were R.H. Donnelley Publishing & Advertising, Inc., R.H. Donnelley APIL, Inc., DonTech Holdings, LLC, The DonTech II Partnership, R.H. Donnelley Publishing & Advertising of Illinois Holdings, LLC, R.H. Donnelley Publishing & Advertising of Illinois Partnership and Get Digital Smart.com Inc. Dex Media and Local Launch are direct wholly-owned subsidiaries of the Company and do not guarantee any debt instruments of RHD or RHDI. In addition, the Company, RHDI and Local Launch do not guarantee any debt instruments of Dex Media or its direct or indirect wholly-owned subsidiaries. The financial results of Dex Media and its subsidiaries are presented in the tables below for the three and six months ended June 30, 2007 and 2006 and at December 31, 2006 under the heading Non-Guarantor Subsidiaries. The financial results of Local Launch are presented in the tables below for the three and six months ended June 30, 2007 and at December 31, 2006 under the heading Non-Guarantor Subsidiaries.
The following condensed consolidating financial information should be read in conjunction with the condensed consolidated financial statements of the Company.
In general, substantially all of the net assets of the Company and its subsidiaries are restricted from being paid as dividends to any third party, and our subsidiaries are restricted from paying dividends, loans or advances to R.H. Donnelley Corporation, with very limited exceptions under the terms of our debt agreements.

R.H. Donnelley Corporation
Condensed Consolidating Balance Sheet
June 30, 2007

	R.H. Donnelley	R.H.		Non-		Consolidated
	Corporation	Donnelley Inc.	Guarantor	Guarantor		R.H. Donnelley
	(Parent)	(Issuer)	Subsidiaries	Subsidiaries	Eliminations	Corporation

Assets

Cash and cash equivalents	$54,524	$187	$2,781	$7,514	$—	$65,006
Accounts receivable, net	—	—	468,936	694,264	—	1,163,200
Deferred directory costs	—	—	82,721	142,769	—	225,490
Short-term deferred income taxes, net	—	—	39,636	27,835	(60,803)	6,668
Prepaid expenses and other current assets	4,335	18,472	23,010	43,374	—	89,191

Total current assets	58,859	18,659	617,084	915,756	(60,803)	1,549,555

Investment in subsidiaries	4,586,734	1,666,958	—	—	(6,253,692)	—
Fixed assets and computer software, net	10,670	92,429	8,334	59,608	—	171,041
Other non-current assets	168,714	105,576	41,734	18,233	(204,650)	129,607
Intercompany notes receivable	—	1,621,676	(1,621,676)	—	—	—
Intangible assets, net	—	—	2,715,754	8,575,155	—	11,290,909
Goodwill	—	—	315,560	2,522,323	—	2,837,883

Total Assets	$4,824,977	$3,505,298	$2,076,790	$12,091,075	$(6,519,145)	$15,978,995

Liabilities and Shareholders’ Equity

Accounts payable and accrued liabilities	$4,201	$147,337	$30,029	$81,298	$(103,096)	$159,769
Accrued interest	90,971	11,083	—	72,494	—	174,548
Deferred directory revenue	—	—	469,182	830,143	—	1,299,325
Short-term deferred income taxes, net	2,810	57,993	—	—	(60,803)	—
Current portion of long-term debt	—	61,959	—	291,501	—	353,460

Total current liabilities	97,982	278,372	499,211	1,275,436	(163,899)	1,987,102

Intercompany, net	354,615	(36,149)	(463,592)	49,631	95,495	—
Long-term debt	2,457,223	2,403,671	—	4,831,026	—	9,691,920
Deferred income taxes, net	3,001	—	355,504	2,034,692	(182,083)	2,211,114
Other long-term liabilities	11,778	48,032	18,709	124,928	(14,966)	188,481

Shareholders’ equity	1,900,378	811,372	1,666,958	3,775,362	(6,253,692)	1,900,378

Total Liabilities and Shareholders’ Equity	$4,824,977	$3,505,298	$2,076,790	$12,091,075	$(6,519,145)	$15,978,995

R.H. Donnelley Corporation
Condensed Consolidating Balance Sheet
December 31, 2006

	R.H. Donnelley	R.H.		Non-		Consolidated
	Corporation	Donnelley Inc.	Guarantor	Guarantor		R.H. Donnelley
	(Parent)	(Issuer)	Subsidiaries	Subsidiaries	Eliminations	Corporation

Assets

Cash and cash equivalents	$122,565	$1,606	$3,299	$28,779	$—	$156,249
Accounts receivable, net	—	—	441,962	606,289	—	1,048,251
Deferred directory costs	—	—	67,204	144,618	—	211,822
Prepaid expenses and other current assets	9,485	22,908	27,109	76,159	(19,758)	115,903

Total current assets	132,050	24,514	539,574	855,845	(19,758)	1,532,225

Investment in subsidiaries	4,507,776	1,620,213	—	—	(6,127,989)	—
Fixed assets and computer software, net	7,258	80,949	7,127	64,028	—	159,362
Other non-current assets	148,066	74,485	2,212	19,705	(102,849)	141,619
Intercompany notes receivable	—	2,102,997	(2,102,997)	—	—	—
Intangible assets, net	—	—	2,755,624	8,722,372	—	11,477,996
Goodwill	—	—	315,560	2,520,706	—	2,836,266

Total Assets	$4,795,150	$3,903,158	$1,517,100	$12,182,656	$(6,250,596)	$16,147,468

Liabilities and Shareholders’ Equity

Accounts payable and accrued liabilities	$8,483	$35,668	$36,942	$88,397	$—	$169,490
Accrued interest	90,971	11,950	—	76,498	—	179,419
Deferred directory revenue	—	—	439,100	758,696	—	1,197,796
Short-term deferred income taxes, net	—	52,036	48,907	—	(21,061)	79,882
Current portion of long-term debt	—	112,200	—	270,431	—	382,631

Total current liabilities	99,454	211,854	524,949	1,194,022	(21,061)	2,009,218

Intercompany, net	413,098	421,302	(858,320)	10,986	12,934	—
Long-term debt	2,451,873	2,442,269	—	5,126,379	—	10,020,521
Deferred income taxes, net	—	113	204,320	1,994,636	(99,967)	2,099,102
Other long-term liabilities	9,969	52,366	25,938	124,111	(14,513)	197,871

Shareholders’ equity	1,820,756	775,254	1,620,213	3,732,522	(6,127,989)	1,820,756

Total Liabilities and Shareholders’ Equity	$4,795,150	$3,903,158	$1,517,100	$12,182,656	$(6,250,596)	$16,147,468

R.H. Donnelley Corporation
Condensed Consolidating Statement of Operations
For the Three Months Ended June 30, 2007

	R.H. Donnelley	R.H.		Non-		Consolidated
	Corporation	Donnelley Inc.	Guarantor	Guarantor		R.H. Donnelley
	(Parent)	(Issuer)	Subsidiaries	Subsidiaries	Eliminations	Corporation

Net revenue	$—	$—	$258,041	$410,322	$(1,773)	$666,590
Expenses	3,782	18,383	135,881	270,996	(1,615)	427,427
Partnership and equity income	58,575	49,801	—	—	(108,376)	—

Operating income	54,793	31,418	122,160	139,326	(108,534)	239,163
Interest expense, net	(53,570)	(5,973)	(42,052)	(97,428)	—	(199,023)
Other (loss)	—	—	(247)	—	247	—

Income before income taxes	1,223	25,445	79,861	41,898	(108,287)	40,140
(Provision) benefit for income taxes	23,700	9,112	(30,060)	(17,880)	(89)	(15,217)

Net income	$24,923	$34,557	$49,801	$24,018	$(108,376)	$24,923

R.H. Donnelley Corporation
Condensed Consolidating Statement of Operations
For the Three Months Ended June 30, 2006

	R.H. Donnelley	R.H.		Non-		Consolidated
	Corporation	Donnelley Inc.	Guarantor	Guarantor		R.H. Donnelley
	(Parent)	(Issuer)	Subsidiaries	Subsidiaries	Eliminations	Corporation

Net revenue	$—	$—	$258,471	$173,879	$—	$432,350
Expenses	2,388	11,560	123,657	222,296	(946)	358,955
Partnership and equity income	(45,581)	61,204	—	—	(15,623)	—

Operating (loss) income	(47,969)	49,644	134,814	(48,417)	(14,677)	73,395
Interest expense, net	(52,455)	(11,988)	(35,442)	(102,263)	—	(202,148)
Other income (loss)	14	—	(286)	—	272	—

(Loss) income before income taxes	(100,410)	37,656	99,086	(150,680)	(14,405)	(128,753)
Benefit (provision) for income taxes	20,583	8,825	(37,882)	58,615	(1,215)	48,926

Net (loss) income	$(79,827)	$46,481	$61,204	$(92,065)	$(15,620)	$(79,827)

R.H. Donnelley Corporation
Condensed Consolidating Statement of Operations
For the Six Months Ended June 30, 2007

	R.H. Donnelley	R.H.		Non-		Consolidated
	Corporation	Donnelley Inc.	Guarantor	Guarantor		R.H. Donnelley
	(Parent)	(Issuer)	Subsidiaries	Subsidiaries	Eliminations	Corporation

Net revenue	$—	$—	$515,976	$816,450	$(3,033)	$1,329,393
Expenses	6,809	36,313	272,320	549,483	(2,670)	862,255
Partnership and equity income	110,052	99,828	—	—	(209,880)	—

Operating income	103,243	63,515	243,656	266,967	(210,243)	467,138
Interest expense, net	(106,534)	(13,357)	(82,860)	(197,886)	—	(400,637)
Other (loss)	—	—	(452)	—	452	—

Income (loss) before income taxes	(3,291)	50,158	160,344	69,081	(209,791)	66,501
(Provision) benefit for income taxes	44,163	18,871	(60,516)	(28,058)	(89)	(25,629)

Net income	$40,872	$69,029	$99,828	$41,023	$(209,880)	$40,872

R.H. Donnelley Corporation
Condensed Consolidating Statement of Operations
For the Six Months Ended June 30, 2006

	R.H. Donnelley					Consolidated
	Corporation	R.H. Donnelley Inc.	Guarantor	Non-Guarantor		R.H. Donnelley
	(Parent)	(Issuer)	Subsidiaries	Subsidiaries	Eliminations	Corporation

Net revenue	$—	$—	$519,840	$232,989	$—	$752,829
Expenses	3,230	41,356	246,009	352,535	(1,763)	641,367
Partnership and equity income	(91,608)	130,136	—	—	(38,528)	—

Operating (loss) income	(94,838)	88,780	273,831	(119,546)	(36,765)	111,462
Interest expense, net	(90,994)	(29,460)	(67,903)	(167,532)	—	(355,889)
Other income	—	—	(650)	—	650	—

(Loss) income before income taxes	(185,832)	59,320	205,278	(287,078)	(36,115)	(244,427)
Benefit (provision) for income taxes	34,287	24,473	(75,142)	111,674	(2,410)	92,882

Net (loss) income	(151,545)	83,793	130,136	(175,404)	(38,525)	(151,545)
Preferred dividend	(1,974)	—	—	—	—	(1,974)
Gain on repurchase of preferred stock	31,195	—	—	—	—	31,195

(Loss) income available to common shareholders	$(122,324)	$83,793	$130,136	$(175,404)	$(38,525)	$(122,324)

R.H. Donnelley Corporation
Condensed Consolidating Statement of Cash Flows
For the Six Months Ended June 30, 2007

	R.H. Donnelley					Consolidated
	Corporation	R.H. Donnelley Inc.	Guarantor	Non-Guarantor		R.H. Donnelley
	(Parent)	(Issuer)	Subsidiaries	Subsidiaries	Eliminations	Corporation

Cash flow from operating activities	$(113,956)	$87,380	$60,967	$276,843	$3,108	$314,342
Cash flow from investing activities:
Additions to fixed assets and computer software	(2,794)	(22,606)	(2,092)	(9,903)	—	(37,395)
Equity investment	(2,500)	—	—	—	—	(2,500)

Net cash flow used in investing activities	(5,294)	(22,606)	(2,092)	(9,903)	—	(39,895)

Cash flow from financing activities:
Revolver borrowings	—	171,850	—	189,800	—	361,650
Revolver repayments	—	(218,250)	—	(172,300)	—	(390,550)
Credit facilities repayments	—	(42,440)	—	(304,613)	—	(347,053)
(Decrease) increase in checks not yet presented for payment	(318)	2,283	(2,441)	(1,092)	—	(1,568)
Proceeds from employee stock option exercises	11,831	—	—	—	—	11,831
Excess tax benefit from employee stock option exercises	—	3,108	—	—	(3,108)	—
Intercompany debt	—	6,952	(6,952)	—	—	—
Dividends to Parent	39,696	10,304	(50,000)	—	—	—

Net cash flow (used in) provided by financing activities	51,209	(66,193)	(59,393)	(288,205)	(3,108)	(365,690)

Change in cash	(68,041)	(1,419)	(518)	(21,265)	—	(91,243)
Cash at beginning of year	122,565	1,606	3,299	28,779	—	156,249

Cash at end of period	$54,524	$187	$2,781	$7,514	$—	$65,006

R.H. Donnelley Corporation
Condensed Consolidating Statement of Cash Flows
For the Six Months Ended June 30, 2006

	R.H. Donnelley			Non-		Consolidated
	Corporation	R.H. Donnelley Inc.	Guarantor	Guarantor		R.H. Donnelley
	(Parent)	(Issuer)	Subsidiaries	Subsidiaries	Eliminations	Corporation

Cash flow from operations	$46,093	$134,693	$32,470	$162,850	$28,410	$404,516
Cash flow from investing activities:
Additions to fixed assets and computer software	(71)	(13,687)	(807)	(10,060)	—	(24,625)
Acquisitions, net of cash received	(1,756,051)	—	—	—	(133,177)	(1,889,228)

Net cash flow used in investing activities	(1,756,122)	(13,687)	(807)	(10,060)	(133,177)	(1,913,853)

Cash flow from financing activities
Proceeds from issuance of debt, net of costs	2,079,159	(1,397)	—	443,180	(6,407)	2,514,535
Revolver borrowings	—	98,200	—	334,300	—	432,500
Revolver repayments	—	(77,400)	—	(277,200)	—	(354,600)
Repurchase of redeemable convertible preferred stock	(336,819)	—	—	—	—	(336,819)
Credit facilities repayments and note repurchases	—	(173,459)	—	(406,221)	2,914	(576,766)
(Decrease) increase in checks not yet presented for payment	—	642	(1,551)	(262)	—	(1,171)
Proceeds from employee stock option exercises	19,269	—	—	—	—	19,269
Dividends to Parent	137,745	30,000	(30,000)	(265,745)	128,000	—

Net cash flow provided by (used in) financing activities	1,899,354	(123,414)	(31,551)	(171,948)	124,507	1,696,948

Change in cash	189,325	(2,408)	112	(19,158)	19,740	187,611
Cash at beginning of year	830	2,703	4,260	19,740	(19,740)	7,793

Cash at end of period	$190,155	$295	$4,372	$582	$—	$195,404

11. Subsequent Events
On July 26, 2007, the Company announced that it has signed a definitive agreement to acquire Business.com, a leading business search engine and pay-per-click advertising network, for $345.0 million in cash and deferred purchase consideration. The acquisition is expected to close in the third quarter of 2007, subject to customary terms and conditions.
Upon completion of examination procedures performed by the Internal Revenue Service (“IRS”), in July 2007, the Company agreed to effectively settle the tax positions taken by the IRS for taxable years 2003 and 2004. As a result of the settlement, we anticipate that the unrecognized tax benefits associated with our uncertain Federal tax positions will decrease by approximately $167.0 million during the third quarter of 2007. We do not expect there to be an impact on our results of operations for the three and nine months ended September 30, 2007 as a result of the IRS settlement.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Information
Certain statements contained in this Quarterly Report on Form 10-Q regarding our future operating results, performance, business plans or prospects and any other statements not constituting historical fact are “forward-looking statements” subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. Where possible, words such as “believe,” “expect,” “anticipate,” “should,” “will,” “would,” “planned,” “estimated,” “potential,” “goal,” “outlook,” “could,” and similar expressions, are used to identify such forward-looking statements. All forward-looking statements reflect only our current beliefs and assumptions with respect to our future results, business plans and prospects, and are based solely on information currently available to us. Accordingly, these statements are subject to significant risks and uncertainties and our actual results, business plans and prospects could differ significantly from those expressed in, or implied by, these statements. We caution readers not to place undue reliance on, and we undertake no obligation to update, other than imposed by law, any forward-looking statements. Such risks, uncertainties and contingencies include, but are not limited to, statements about the continuing benefits of the merger between R.H. Donnelley Corporation (“RHD”) and Dex Media, Inc. (“Dex Media”) (the “Dex Media Merger”), including future financial and operating results, RHD’s plans, objectives, expectations and intentions and other statements that are not historical facts. The following factors, among others, could cause actual results to differ from those set forth in the forward-looking statements: (1) the risk that the legacy Dex Media and RHD businesses will not continue to be integrated successfully; (2) the risk that the expected strategic advantages and remaining cost savings from the Dex Media Merger may not be fully realized or may take longer to realize than expected; (3) disruption from the Dex Media Merger making it more difficult to maintain relationships with customers, employees or suppliers; and (4) general economic conditions and consumer sentiment in our markets. Additional risks and uncertainties are described in detail in Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2006 (“2006 10-K”). Unless otherwise indicated, the terms “Company,” “we,” “us” and “our” refer to R.H. Donnelley Corporation and its direct and indirect wholly-owned subsidiaries.
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
As previously announced, we are utilizing a new Dex market brand for all of our print and online products across our entire footprint. As part of this branding strategy, we also announced DexKnows.com® as our new uniform resource locator (“URL”) across our entire footprint that will upgrade our existing online sites over the remainder of 2007. This initiative was undertaken as IYP is a cornerstone of our “triple play” strategy and this platform will make our rich, accurate content available on a single search site. We will continue to leverage the recognizable Embarq and AT&T brands on our print products in those respective markets while also creating a single look and feel for both print and online products by highlighting the Dex name. The Dex brand has tremendous name recognition within its markets where DexOnline.com is the leader in online local search. The DexKnows.com site leverages this success and adds enhanced capabilities, new features and an intuitive interface. The conversion of existing online sites will occur in stages over the remainder of 2007 starting with DexOnline.com followed by the Embarq and AT&T markets.
Segment Reporting
Management reviews and analyzes its business of publishing yellow pages directories and related local commercial search as one operating segment.
New Accounting Pronouncements
We have reviewed accounting pronouncements that were issued as of June 30, 2007, which the Company has not yet adopted, and do not believe that the pronouncements will have a material impact on our financial position or operating results.

RESULTS OF OPERATIONS
Three and six months ended June 30, 2007 and 2006
Factors Affecting Comparability
Acquisitions
As a result of the Dex Media Merger and our acquisition of the directory publishing business of AT&T Inc. (“AT&T Directory Acquisition”), the related financings and associated purchase accounting, our 2007 results reported in accordance with generally accepted accounting principles (“GAAP”) are not comparable to our 2006 reported GAAP results. GAAP results presented for the six months ended June 30, 2006 include five months of results from the Dex Media business, which was acquired on January 31, 2006. Under the deferral and amortization method of revenue recognition, the billable value of directories published is recognized as revenue in subsequent reporting periods. However, purchase accounting precluded us from recognizing directory revenue and certain expenses associated with directories that published prior to the Dex Media Merger, including all directories published in the month the Dex Media Merger was completed. Thus, our reported 2007 and 2006 GAAP results are not comparable and our 2006 results are not indicative of our underlying operating and financial performance. Accordingly, management is presenting adjusted and adjusted pro forma information for the three and six months ended June 30, 2006, respectively, that, among other things, eliminates the purchase accounting impact on revenue and certain expenses related to the Dex Media Merger, and for the six months ended June 30, 2006, assumes the Dex Media Merger occurred at the beginning of 2006. Management believes that the presentation of this adjusted and adjusted pro forma information will help financial statement users better and more easily compare current period underlying operating results against what the combined company performance would more likely have been in the comparable prior period. All of the adjusted and adjusted pro forma amounts disclosed under the caption “Adjusted and Adjusted Pro Forma Amounts and Other Non-GAAP Measures” below or elsewhere are non-GAAP measures, which are reconciled to the most comparable GAAP measures under that caption below. While the adjusted and adjusted pro forma results exclude the effects of purchase accounting, and certain other non-recurring items, to better reflect underlying operating results in the respective periods, because of differences between RHD and Dex Media and their respective accounting policies, the 2007 GAAP results and 2006 adjusted and adjusted pro forma results are not strictly comparable and should not be treated as such.
GAAP Reported Results
Net Revenue
The components of our net revenue for the three and six months ended June 30, 2007 and 2006 were as follows:

	Three Months Ended June 30,			Six Months Ended June 30,

(amounts in millions)	2007	2006	$ Change	2007	2006	$ Change

Gross directory advertising revenue	$670.8	$431.3	$239.5	$1,339.4	$754.2	$585.2
Sales claims and allowances	(14.7)	(7.3)	(7.4)	(31.4)	(15.3)	(16.1)

Net directory advertising revenue	656.1	424.0	232.1	1,308.0	738.9	569.1
Other revenue	10.5	8.3	2.2	21.4	13.9	7.5

Total	$666.6	$432.3	$234.3	$1,329.4	$752.8	$576.6

Our directory advertising revenue is earned primarily from the sale of advertising in yellow pages directories we publish, net of sales claims and allowances. Directory advertising revenue also includes revenue for those Internet-based advertising products that are bundled with print advertising, including certain IYP products, and Internet-based advertising products not bundled with print advertising, such as our SEM and SEO services. Directory advertising revenue is affected by several factors, including changes in the quantity and size of advertisements sold, defectors and new advertisers, as well as the proportion of premium advertisements sold, changes in the pricing of advertising, changes in the quantity and mix of advertising purchased per account and the introduction of additional products that generate incremental revenue. Revenue with respect to print advertising, and Internet-based advertising products that are bundled with print advertising, is recognized under the deferral and amortization method, whereby revenue is initially deferred when a directory is published and recognized ratably over the directory’s life, which is typically 12 months. Revenue with respect to Internet-based services that are not bundled with print advertising, such as SEM and SEO services, is recognized as delivered or fulfilled.

Total net revenue for the three and six months ended June 30, 2007 was $666.6 million and $1,329.4 million, respectively, representing an increase of $234.3 million and $576.6 million, respectively, from total net revenue reported for the three and six months ended June 30, 2006 of $432.3 million and $752.8 million, respectively. The increase in total net revenue for the three months ended June 30, 2007 is primarily due to the effects of purchase accounting associated with the Dex Media Merger in 2006 described below. The increase in total net revenue for the six months ended June 30, 2007 is primarily due to recognizing a full period of results from the acquired Dex Media business, absent any adverse impact from purchase accounting associated with the Dex Media Merger, as opposed to recognizing only five months of results from the Dex Media business during the six months ended June 30, 2006 and the related purchase accounting impact during that period. Total net revenue for the three and six months ended June 30, 2007 includes $409.3 million and $814.3 million, respectively, of net revenue from directories acquired in the Dex Media Merger (“Qwest” directories), compared to $175.0 million and $235.4 million for the three and six months ended June 30, 2006, respectively. Due to purchase accounting, net directory revenue for the three and six months ended June 30, 2006 excluded the amortization of advertising revenue for Qwest directories published before February 2006 under the deferral and amortization method totaling $244.4 million and $460.4 million, respectively, which would have been reported in the period absent purchase accounting. Purchase accounting related to the Dex Media Merger will have no impact on reported revenue in 2007.
The increase in total net revenue for the three and six months ended June 30, 2007 is also due to new product introductions, including online products and services, in our Qwest, Embarq and AT&T markets, increases in national directory revenue in our Qwest and Embarq markets and increased internet-based revenue in our Embarq markets. These increases are partially offset by declines in renewal business and sales productivity related to systems modernization and weaker housing trends in certain of our Embarq markets, declines in some of our AT&T markets during the first quarter of 2007 due to re-alignment of the coverage areas of our publications to better reflect shopping patterns, weaker national directory revenue across the AT&T footprint, as well as lower overall barter revenue.
Other revenue for the three and six months ended June 30, 2007 totaled $10.5 million and $21.4 million, respectively, representing an increase of $2.2 million and $7.5 million, respectively, from other revenue of $8.3 million and $13.9 million reported for the three and six months ended June 30, 2006, respectively. Other revenue includes barter revenue, late fees received on outstanding customer balances, commissions earned on sales contracts with respect to advertising placed into other publishers’ directories, and sales of directories and certain other advertising-related products. The increase in other revenue for the three months ended June 30, 2007 is primarily due to increased late fees revenue and revenue from other advertising-related products. The increase in other revenue for the six months ended June 30, 2007 is primarily a result of recognizing a full period of results from the Dex Media business, as opposed to recognizing only five months of results from the Dex Media business during the six months ended June 30, 2006, as well as increased late fees revenue and revenue from other advertising-related products.
Advertising sales is a statistical measure and consists of sales of advertising in print directories distributed during the period and Internet-based products and services with respect to which such advertising first appeared publicly during the period. It is important to distinguish advertising sales from net revenue, which is recognized under the deferral and amortization method. Advertising sales for the three and six months ended June 30, 2007 were $729.0 million and $1,476.3 million, respectively. Advertising sales for the three and six months ended June 30, 2006 were $727.7 million and $1,476.7 million, respectively, and for the six months ended June 30, 2006 assumes the Dex Media Merger occurred on January 1, 2006. The $1.3 million increase in advertising sales for the three months ended June 30, 2007 is a result of SEM sales in our AT&T markets as well as an increase in local advertising sales in certain of our AT&T markets, offset by declines in local advertising sales in certain of our Qwest markets. The $0.4 million decrease in advertising sales for the six months ended June 30, 2007 is a result of a modest decline in local advertising sales in certain of our Qwest markets, partially offset by increases in national advertising sales in our Embarq markets. Revenue with respect to print advertising, and Internet-based advertising products that are bundled with print advertising, is recognized under the deferral and amortization method, whereby revenue is initially deferred when a directory is published and recognized ratably over the directory’s life, which is typically 12 months. Revenue with respect to Internet-based services that are not bundled with print advertising, such as SEM and SEO services, is recognized as delivered or fulfilled.

Expenses
The components of our total expenses for the three and six months ended June 30, 2007 and 2006 were as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
(amounts in millions)	2007	2006	$ Change	2007	2006	$ Change

Cost of revenue	$283.5	$232.6	$50.9	$578.0	$413.1	$164.9
General and administrative expenses	34.8	40.8	(6.0)	72.0	80.0	(8.0)
Depreciation and amortization	109.1	85.5	23.6	212.2	148.2	64.0

Total	$427.4	$358.9	$68.5	$862.2	$641.3	$220.9

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
Cost of Revenue
Total cost of revenue for the three and six months ended June 30, 2007 was $283.5 million and $578.0 million, respectively, compared to $232.6 million and $413.1 million reported for the three and six months ended June 30, 2006, respectively. The primary components of the respective $50.9 million and $164.9 million increase in cost of revenue are as follows:

	Three Months Ended	Six Months Ended
	June 30, 2007	June 30, 2007
(amounts in millions)	$ Change	$ Change

Expenses related to the Dex Media business excluded from the three and six months ended June 30, 2006 due to purchase accounting from the Dex Media Merger	$61.3	$170.3
Increased internet production and distribution costs	5.7	13.2
Increased information technology (“IT”) expenses	5.2	13.1
Decreased “cost uplift” expense	(26.5)	(22.9)
All other	5.2	(8.8)

Total increase in cost of revenue for the three and six months ended June 30, 2007	$50.9	$164.9

Cost of revenue for the three months ended June 30, 2007 increased $50.9 million compared to the three months ended June 30, 2006 primarily due to the effects of purchase accounting associated with the Dex Media Merger in 2006. Cost of revenue for the six months ended June 30, 2007 increased $164.9 million compared to the six months ended June 30, 2006 primarily due to the effects of purchase accounting associated with the Dex Media Merger in 2006, as well as recognizing a full period of results from the acquired Dex Media business.

Similar to the deferral and amortization method of revenue recognition, certain costs directly related to the selling and production of our directories are initially deferred when incurred and recognized ratably over the life of a directory. As a result of purchase accounting required by GAAP, deferred commissions, print and delivery costs totaling $61.3 million and $170.3 million, were not reported during the three and six months ended June 30, 2006, respectively, related to directories that published prior to the Dex Media Merger. Directory expenses incurred during the three and six months ended June 30, 2006 include the amortization of deferred directory costs relating to Qwest directories published beginning in February 2006.
During the three months ended June 30, 2007, we incurred $5.7 million of additional expenses compared to the three months ended June 30, 2006, related to internet production and distribution due to investment in our triple play strategy. During the six months ended June 30, 2007, we incurred $13.2 million of additional expenses compared to the six months ended June 30, 2006, related to internet production and distribution due to recognizing a full period of results from the acquired Dex Media business, as well as investment in our triple play strategy. This investment focuses on enhancing our online products and services (IYP, SEM and SEO). During the three months ended June 30, 2007, we incurred approximately $5.2 million of additional IT expenses compared to the three months ended June 30, 2006, due to enhancements and technical support of multiple production systems as we continue implementing our integration plan to a consolidated IT platform. During the six months ended June 30, 2007, we incurred approximately $13.1 million of additional IT expenses compared to the six months ended June 30, 2006, due to recognizing a full period of results from the acquired Dex Media business, as well as enhancements and technical support of multiple production systems.
As a result of purchase accounting required by GAAP, we recorded the deferred directory costs related to directories that were scheduled to publish subsequent to the Dex Media Merger and the AT&T Directory Acquisition at their fair value, determined as (a) the estimated billable value of the published directory less (b) the expected costs to complete the directories, plus (c) a normal profit margin. We refer to this purchase accounting entry as “cost uplift.” The fair value of these costs was determined to be $157.7 million and $81.3 million for the Dex Media Merger and AT&T Directory Acquisition, respectively. These costs are amortized as cost of revenue over the terms of the applicable directories and such amortization totaled $7.6 million and $24.6 million, respectively, for the three and six months ended June 30, 2007 relating to the Dex Media Merger compared to $34.1 million and $47.5 million, respectively, for the three and six months ended June 30, 2006 relating to the Dex Media Merger and AT&T Directory Acquisition. This represents a decrease in cost uplift expense of $26.5 million and $22.9 million, respectively, for the three and six months ended June 30, 2007.
Changes in the All other category primarily relate to higher advertising expenses to support new advertising campaigns during the three and six months ended June 30, 2007, offset by achieving economies of scale subsequent to the Dex Media Merger during the six months ended June 30, 2007 and a decrease in non-cash stock-based compensation expense for the three and six months ended June 30, 2007.
General and Administrative Expenses
General and administrative (“G&A”) expenses for the three and six months ended June 30, 2007 were $34.8 million and $72.0 million, respectively, compared to $40.8 million and $80.0 million for the three and six months ended June 30, 2006, respectively. The primary components of the respective $6.0 million and $8.0 million decrease in G&A expenses are as follows:

	Three Months Ended	Six Months Ended
	June 30, 2007	June 30, 2007
(amounts in millions)	$ Change	$ Change

Decreased general corporate expenses	$(1.7)	$(4.8)
All other	(4.3)	(3.2)

Total decrease in G&A expenses for the three and six months ended June 30, 2007	$(6.0)	$(8.0)

G&A expenses for the three and six months ended June 30, 2007 included reduction in general corporate expenses of $1.7 million and $4.8 million, respectively, from the three and six months ended June 30, 2006. Reductions in general corporate expenses relate partially to achieving economies of scale subsequent to the Dex Media Merger, as well as Company-wide expense reductions during the three and six months ended June 30, 2007.
Changes in the All other category primarily relate to a decrease in non-cash stock-based compensation expense for the three and six months ended June 30, 2007, offset by an increase in billing, credit and collection expenses for the six months ended June 30, 2007.
Depreciation and Amortization
Depreciation and amortization (“D&A”) expense for the three and six months ended June 30, 2007 was $109.1 million and $212.2 million, respectively, compared to $85.5 million and $148.2 million for the three and six months ended June 30, 2006, respectively. Amortization of intangible assets was $97.3 million and $187.1 million for the three and six months ended June 30, 2007, respectively, compared to $72.0 million and $126.4 million for the three and six months ended June 30, 2006, respectively. The increase in amortization expense for the three months ended June 30, 2007 is primarily due to amortizing the local customer relationships intangible asset acquired in the Dex Media Merger beginning in the first quarter of 2007. The increase in amortization expense for the six months ended June 30, 2007 is due to recognizing a full period of amortization related to intangible assets acquired in the Dex Media Merger, as well as amortizing the local customer relationships intangible asset acquired in the Dex Media Merger beginning in the first quarter of 2007. Depreciation of fixed assets and amortization of computer software was $11.8 million and $25.1 million for the three and six months ended June 30, 2007, respectively, compared to $13.5 million and $21.8 million for the three and six months ended June 30, 2006, respectively. The decrease in depreciation expense for the three months ended June 30, 2007 was primarily due to fixed asset retirements. The increase in depreciation expense for the six months ended June 30, 2007 was primarily due to recognizing a full period of depreciation related to fixed assets acquired in the Dex Media Merger, offset by fixed asset retirements.
Operating Income
Operating income for the three and six months ended June 30, 2007 and 2006 was as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
(amounts in millions)	2007	2006	$ Change	2007	2006	$ Change

Total	$239.2	$73.4	$165.8	$467.1	$111.5	$355.6

Operating income for the three and six months ended June 30, 2007 of $239.2 million and $467.1 million, respectively, increased by $165.8 million and $355.6 million, respectively, from operating income of $73.4 million and $111.5 million for the three and six months ended June 30, 2006, respectively. The increase in operating income for the three and six months ended June 30, 2007 is due to the revenue and expense trends described above.
Also, as referenced above, our operating results in 2007 have been and will be impacted by investments in our “triple play” strategy, focusing on our online products and services, and our directory publishing business with new product introductions in our Qwest, Embarq and AT&T markets. These investments include our new Dex market brand across our entire footprint, our new URL, DexKnows.com, the introduction of plus companion directories in our Embarq and AT&T markets, as well as associated marketing and advertising campaigns, employee training and consolidation of our IT platform.
Interest Expense, Net
Net interest expense for the three and six months ended June 30, 2007 was $199.0 million and $400.6 million, respectively, compared to $202.1 million and $355.9 million for the three and six months ended June 30, 2006, respectively. The decrease in net interest expense of $3.1 million for the three months ended June 30, 2007 when compared to the prior corresponding period, is primarily due to lower outstanding debt due to debt repayments, partially offset by higher interest rates in the current period. The increase in net interest expense of $44.7 million for the six months ended June 30, 2007 when compared to the prior corresponding period, is primarily due to recognizing a full period of interest expense related to the outstanding debt associated with the Dex Media Merger and GS Repurchase (defined below). This increase is offset by lower outstanding debt during the six months ended

June 30, 2007 due to debt repayments. See “Liquidity and Capital Resources” for further detail regarding our debt obligations. Net interest expense for the three and six months ended June 30, 2007 includes $5.3 million and $12.1 million, respectively, of non-cash amortization of deferred financing costs, compared to $5.5 and $10.6 million, respectively, of non-cash amortization of deferred financing costs for the three and six months ended June 30, 2006. The decrease in non-cash amortization of deferred financing costs of $0.2 million for the three months ended June 30, 2007 is a result of lower outstanding debt due to debt repayments. The increase in non-cash amortization of deferred financing costs of $1.5 million for the six months ended June 30, 2007 is a result of recognizing a full period of amortization of deferred financing costs related to the outstanding debt associated with the Dex Media Merger and GS Repurchase, offset by lower outstanding debt due to debt repayments.
In conjunction with the Dex Media Merger and as a result of purchase accounting required under GAAP, we recorded Dex Media’s debt at its fair value on January 31, 2006. We recognize an offset to interest expense each period for the amortization of the corresponding fair value adjustment over the life of the respective debt. The offset to interest expense was $7.7 million and $15.3 million for the three and six months ended June 30, 2007, respectively, and $9.0 million and $15.1 million for the three and six months ended June 30, 2006, respectively.
Income Taxes
The effective tax rate on income before income taxes of 37.9% and 38.5% for the three and six months ended June 30, 2007, respectively, compares to 38.0% on loss before income taxes for the three and six months ended June 30, 2006. The effective tax rate for the three and six months ended June 30, 2007 reflects changes in estimates for state and local tax.
Net Income (Loss), Loss Available to Common Shareholders and Earnings (Loss) Per Share
Net income for the three and six months ended June 30, 2007 was $24.9 million and $40.9 million, respectively, compared to a net loss of $(79.8) million and $(151.5) million for the three and six months ended June 30, 2006, respectively. Net income for the three months ended June 30, 2007 as compared to the net loss reported for the three months ended June 30, 2006 is primarily due to the absence of any adverse impact from purchase accounting associated with the Dex Media Merger during the three months ended June 30, 2007. Net income for the six months ended June 30, 2007 as compared to the net loss reported for the six months ended June 30, 2006 is primarily due to recognizing a full period of results from the acquired Dex Media business, absent any adverse impact from purchase accounting associated with the Dex Media Merger. Net income for the three months ended June 30, 2007 was negatively impacted by increased D&A and net income for the six months ended June 30, 2007 was negatively impacted by increased interest expense and D&A as described above.
On January 27, 2006, we repurchased the remaining 100,301 shares of our outstanding 8% convertible cumulative preferred stock (“Preferred Stock”) from investment partnerships affiliated with The Goldman Sachs Group, Inc. (the “GS Funds”) for $336.1 million in cash, including accrued cash dividends and interest (the “GS Repurchase”). Based on the terms of the stock purchase agreement, the recorded value of the Preferred Stock was accreted to its redemption value of $336.1million at January 27, 2006. The accretion to redemption value of $2.0 million (which represented accrued dividends and interest) was recorded as an increase to loss available to common shareholders on the condensed consolidated statement of operations for the six months ended June 30, 2006. In conjunction with the GS Repurchase, we also reversed the previously recorded beneficial conversion feature (“BCF”) related to these shares and recorded a decrease to loss available to common shareholders of $31.2 million on the condensed consolidated statement of operations for the six months ended June 30, 2006.
The resulting loss available to common shareholders was $(122.3) million for the six months ended June 30, 2006.
For the three and six months ended June 30, 2007 and three months ended June 30, 2006, we accounted for earnings per share (“EPS”) in accordance with SFAS No. 128, Earnings Per Share (“SFAS No. 128”). For the six months ended June 30, 2006 (through January 27, 2006, the closing date of the GS Repurchase), we accounted for EPS in accordance with Emerging Issues Task Force (“EITF”) No. 03-6, Participating Securities and the Two-Class Method under FASB Statement 128 (“EITF 03-6”), which established standards regarding the computation of EPS by companies that have issued securities other than common stock that contractually entitle the holder to participate in dividends and earnings of the company. EITF 03-6 requires earnings available to common shareholders for the period, after deduction of preferred stock dividends, to be allocated between the common and preferred stockholders based on their respective rights to receive dividends. Basic EPS is then calculated by dividing loss allocable to common shareholders by the weighted average number of shares outstanding. EITF 03-6 does not require the presentation of basic and diluted EPS for securities other than common stock. Therefore, the following EPS amounts only pertain to our common stock.
Under the guidance of SFAS No. 128, diluted EPS is calculated by dividing loss allocable to common shareholders by the weighted average common shares outstanding plus dilutive potential common stock. Potential common stock includes stock options, stock appreciation rights (“SARs”), restricted stock and warrants, the dilutive effect of which is calculated using the treasury stock method, and prior to the GS Repurchase, our Preferred Stock, the dilutive effect of which was calculated using the “if-converted” method.
See Note 2, “Summary of Significant Accounting Policies,” in Part 1 — Item 1 of this Quarterly Report on Form 10-Q for further details and computations of the basic and diluted EPS amounts. For the three and six months ended June 30, 2007, basic EPS was $0.35 and $0.58, respectively, compared to basic EPS of $(1.15) and $(1.95) for the three and six months ended June 30, 2006, respectively. For the three and six months ended June 30, 2007, diluted EPS was $0.34 and $0.57, respectively, compared to diluted EPS of $(1.15) and $(1.95) for the three and six months ended June 30, 2006, respectively. Because there was a reported net loss and net loss available to common shareholders for the three and six months ended June 30, 2006, the calculation of diluted EPS was anti-dilutive compared to basic EPS. Diluted EPS cannot be greater than basic EPS (or less of a loss). Therefore, reported basic EPS and diluted EPS for the three and six months ended June 30, 2006 were the same.
Adjusted and Adjusted Pro Forma Amounts and Other Non-GAAP Measures
As a result of the Dex Media Merger and AT&T Directory Acquisition, the related financings and associated purchase accounting, our 2007 results reported in accordance with GAAP are not comparable to our 2006 reported GAAP results. Under the deferral and amortization method of revenue recognition, the billable value of directories published is recognized as revenue in subsequent reporting periods. However, purchase accounting precluded us from recognizing directory revenue and certain expenses associated with directories that published prior to the Dex Media Merger, including all directories published in the month the Dex Media Merger was completed. Thus, our reported 2007 and 2006 GAAP results are not comparable and our 2006 results are not indicative of our underlying operating and financial performance. Accordingly, management is presenting adjusted and adjusted pro forma information for the three and six months ended June 30, 2006, respectively, that, among other things, eliminates the purchase accounting impact on revenue and certain expenses related to the Dex Media Merger, and for the six months ended June 30, 2006, assumes the Dex Media Merger occurred at the beginning of 2006. Management believes that the presentation of this adjusted and adjusted pro forma information will help financial statement users better and more easily compare current period underlying operating results against what the combined company performance would more likely have been in the comparable prior period. All of the adjusted and adjusted pro forma amounts disclosed below or elsewhere are non-GAAP measures, which are reconciled to the most comparable GAAP measures. While the adjusted and adjusted pro forma results exclude the effects of purchase accounting, and certain other non-recurring items, to better reflect underlying operating results in the respective periods, because of differences between RHD and Dex Media and their respective accounting policies, the 2007 GAAP results and 2006 adjusted and adjusted pro forma results are not strictly comparable and should not be treated as such.
2007 Reported GAAP Operating Income Compared to 2006 Adjusted and Adjusted Pro Forma Operating Income
The components of 2007 reported GAAP operating income and 2006 adjusted and adjusted pro forma operating income are as follows:

Three Months Ended
June 30, 2007
Reported
(amounts in millions)	GAAP

Net revenue	$666.6
Expenses, other than D&A	318.3
D&A	109.1

Operating income	$239.2

	Three Months Ended June 30, 2006
	Reported
(amounts in millions)	GAAP	Adjustments		Adjusted

Net revenue	$432.3	$244.4	(1)	$676.7

Expenses, other than D&A	273.4	27.4	(2)	300.8
D&A	85.5	—		85.5

Operating income	$73.4	$217.0		$290.4

Six Months Ended
June 30, 2007
Reported
(amounts in millions)	GAAP

Net revenue	$1,329.4
Expenses, other than D&A	650.1
D&A	212.2

Operating income	$467.1

	Six Months Ended June 30, 2006
	Reported			Adjusted
(amounts in millions)	GAAP	Adjustments		Pro Forma

Net revenue	$752.8	$600.3	(1)	$1,353.1

Expenses, other than D&A	493.1	125.0	(2)	618.1
D&A	148.2	20.4	(3)	168.6

Operating income	$111.5	$454.9		$566.4

(1)	Represents all deferred revenue for directories that published prior to the Dex Media Merger, which would have been recognized during the period absent purchase accounting required under GAAP. Adjustments for the six months ended June 30, 2006 also include GAAP revenue for January 2006 as reported by Dex Media.

(2)	Represents (a) certain deferred expenses for directories that published prior to the Dex Media Merger, which would have been recognized during the period absent purchase accounting required under GAAP, (b) for the six months ended June 30, 2006, GAAP expenses for January 2006 as reported by Dex Media, (c) for the six months ended June 30, 2006, exclusion of transaction expenses reported by Dex Media in January 2006 directly related to the Dex Media Merger and (d) the exclusion of cost uplift recorded under purchase accounting associated with the Dex Media Merger and the AT&T Directory Acquisition for the three and six months ended June 30, 2006.

(3)	Represents the additional amortization expense related to the identifiable intangible assets acquired in the Dex Media Merger over their estimated useful lives, assuming the Dex Media Merger was consummated on January 1, 2006.

2007 Reported GAAP Net Revenue Compared to 2006 Adjusted and Adjusted Pro Forma Net Revenue
The components of 2007 reported GAAP net revenue and 2006 adjusted and adjusted pro forma net revenue are as follows:

Three Months Ended
June 30, 2007
Reported
(amounts in millions)	GAAP

Gross directory advertising revenue	$670.8
Sales claims and allowances	(14.7)

Net directory advertising revenue	656.1
Other revenue	10.5

Net revenue	$666.6

	Three Months Ended June 30, 2006
	Reported
(amounts in millions)	GAAP	Adjustments		Adjusted

Gross directory advertising revenue	$431.3	$248.0	(1)	$679.3
Sales claims and allowances	(7.3)	(7.6	)(1)	(14.9)

Net directory advertising revenue	424.0	240.4		664.4
Other revenue	8.3	4.0	(2)	12.3

Net revenue	$432.3	$244.4		$676.7

Six Months Ended
June 30, 2007
Reported
(amounts in millions)	GAAP

Gross directory advertising revenue	$1,339.4
Sales claims and allowances	(31.4)

Net directory advertising revenue	1,308.0
Other revenue	21.4

Net revenue	$1,329.4

	Six Months Ended June 30, 2006
	Reported			Adjusted
(amounts in millions)	GAAP	Adjustments		Pro Forma

Gross directory advertising revenue	$754.2	$604.3	(1)	$1,358.5
Sales claims and allowances	(15.3)	(14.4	)(1)	(29.7)

Net directory advertising revenue	738.9	589.9		1,328.8
Other revenue	13.9	10.4	(2)	24.3

Net revenue	$752.8	$600.3		$1,353.1

(1)	Represents gross directory advertising revenue and sales claims and allowances for directories that published prior to the Dex Media Merger, which would have been recognized during the period absent purchase accounting required under GAAP. Adjustments for the six months ended June 30, 2006 also include GAAP results for January 2006 as reported by Dex Media.

(2)	Other revenue includes barter revenue, late fees paid on outstanding customer balances, commissions earned on sales contracts with respect to advertising placed into other publishers’ directories, sales of directories and certain other print and internet products.
Reported GAAP net revenue for the three and six months ended June 30, 2007 was $666.6 million and $1,329.4 million, respectively, representing a decrease of $10.1 million and $23.7 million, respectively, from adjusted net revenue of $676.7 million and adjusted pro forma net revenue of $1,353.1 million for the three and six months ended June 30, 2006, respectively. Under the deferral and amortization method of revenue recognition, revenue from directory advertising sales is initially deferred when a directory is published and recognized ratably over the life of the directory, which is typically 12 months. Reported GAAP net revenue for the three and six months ended June 30, 2007 decreased from adjusted and adjusted pro forma net revenue for the three and six months ended June 30, 2006 primarily due to declines in some of our AT&T markets during the first quarter of 2007 due to rescoping and consolidation of products, declines in renewal business due to weaker housing trends and unfavorable economic conditions in some of our Embarq markets, offset by the amortization of revenue from new product introductions, including online products and services, in our Qwest, Embarq and AT&T markets, and favorable sales performances in certain of our markets over the prior four quarters.
2007 Reported GAAP Expenses Compared to 2006 Adjusted and Adjusted Pro Forma Expenses
Reported GAAP cost of revenue and G&A expenses for the three and six months ended June 30, 2007 of $318.3 million and $650.1 million, respectively, increased by $17.5 million and $32.0 million from adjusted and adjusted pro forma cost of revenue and G&A expenses of $300.8 million and $618.1 million for the three and six months ended June 30, 2006, respectively. The primary components of the respective $17.5 million and $32.0 million increase are shown below:

	Three Months	Six Months
	Ended	Ended
	June 30, 2007	June 30, 2007
(amounts in millions)	$ Change	$ Change

Increased “cost uplift” expense	$7.6	$24.6
Increased internet production and distribution costs	5.7	9.8
Increased information technology (“IT”) expenses	5.2	8.3
Decreased general corporate expenses	(1.4)	(8.6)
All other	0.4	(2.1)

Total increase in 2007 reported GAAP cost of revenue and G&A expenses compared to 2006 adjusted and adjusted pro forma cost of revenue and G&A expenses	$17.5	$32.0

Reported GAAP cost of revenue and G&A expenses of $318.3 million and $650.1 million for the three and six months ended June 30, 2007, respectively, increased by $17.5 million and $32.0 million, respectively, from adjusted and adjusted pro forma cost of revenue and G&A expenses of $300.8 million and $618.1 million for the three and six months ended June 30, 2006, respectively. The increase is due primarily to increases in cost uplift expense related to the Dex Media Merger of $7.6 million and $24.6 million, which has been reported in GAAP cost of revenue for the three and six months ended June 30, 2007, respectively. Although reported GAAP cost of revenue for the three and six months ended June 30, 2006 included $34.1 million and $47.5 million, respectively, of cost uplift expense related to the Dex Media Merger and AT&T Directory Acquisition, adjusted and adjusted pro forma cost of revenue for the three and six months ended June 30, 2006 excluded this cost uplift expense, as noted above.
Reported GAAP internet production and distribution costs for the three and six months ended June 30, 2007 increased $5.7 million and $9.8 million, respectively, from adjusted and adjusted pro forma internet production and distribution costs for the three and six months ended June 30, 2006 due to investment in our triple play strategy. This investment focuses on enhancing our online products and services (IYP, SEM and SEO). Adjusted pro forma internet production and distribution costs for the six months ended June 30, 2006 includes expenses for January 2006 as reported by Dex Media.
Reported GAAP IT expenses for the three and six months ended June 30, 2007 were $5.2 million and $8.3 million greater, respectively, than adjusted and adjusted pro forma IT expenses for the three and six months ended June 30, 2006, due to enhancements and technical support of multiple production systems as we continue implementing our integration plan to a consolidated IT platform. Adjusted pro forma IT expenses for the six months ended June 30, 2006 includes expenses for January 2006 as reported by Dex Media.
Reported GAAP general corporate expenses for the three and six months ended June 30, 2007 were $1.4 million and $8.6 million lower, respectively, than adjusted and adjusted pro forma general corporate expenses for the three and six months ended June 30, 2006. Reductions in reported GAAP general corporate expenses relate partially to achieving economies of scale subsequent to the Dex Media Merger, as well as Company-wide expense reductions during the three and six months ended June 30, 2007.
Changes in the All other category primarily relate to a decrease in non-cash stock-based compensation expense for the three and six months ended June 30, 2007.
Reported GAAP D&A expense for the three and six months ended June 30, 2007 was $109.1 million and $212.2 million, respectively. Adjusted and adjusted pro forma D&A for the three and six months ended June 30, 2006 was $85.5 million and $168.6 million, respectively. Adjusted pro forma D&A for the six months ended June 30, 2006 includes incremental D&A as if the Dex Media Merger had occurred on January 1, 2006. The increase in reported GAAP D&A for the three and six months ended June 30, 2007 of $23.6 million and $43.6 million, respectively, from adjusted and adjusted pro forma D&A for the three and six months ended June 30, 2006 is primarily related to amortizing the local customer relationships intangible asset acquired in the Dex Media Merger beginning in the first quarter of 2007.
2007 Reported GAAP Operating Income Compared to 2006 Adjusted and Adjusted Pro Forma Operating Income
Reported GAAP operating income for the three and six months ended June 30, 2007 was $239.2 million and $467.1 million, respectively, representing a decrease of $51.2 million and $99.3 million, respectively, from adjusted and adjusted pro forma operating income of $290.4 million and $566.4 million for the three and six months ended June 30, 2006, respectively, reflecting the variances between revenues and expenses from period to period described above.
Also, as referenced above, our operating results in 2007 have been and will be impacted by investments in our “triple play” strategy, focusing on our online products and services, and our directory publishing business with new product introductions in our Qwest, Embarq and AT&T markets. These investments include our new Dex market brand across our entire footprint, our new URL, DexKnows.com, the introduction of plus companion directories in our Embarq and AT&T markets, as well as associated marketing and advertising campaigns, employee training and consolidation of our IT platform.

LIQUIDITY AND CAPITAL RESOURCES
Long-term debt of the Company at June 30, 2007 and December 31, 2006, including fair value adjustments required by GAAP as a result of the Dex Media Merger, consisted of the following:

	June 30, 2007	December 31, 2006

RHD
6.875% Senior Notes due 2013	$300,000	$300,000
6.875% Series A-1 Senior Discount Notes due 2013	337,306	335,401
6.875% Series A-2 Senior Discount Notes due 2013	609,917	606,472
8.875% Series A-3 Senior Notes due 2016	1,210,000	1,210,000
R.H. Donnelley Inc. (“RHDI”)
Credit Facility	1,857,696	1,946,535
8.875% Senior Notes due 2010	7,934	7,934
10.875% Senior Subordinated Notes due 2012	600,000	600,000
Dex Media, Inc.
8% Senior Notes due 2013	512,894	513,663
9% Senior Discount Notes due 2013	690,567	663,153
Dex Media East
Credit Facility	581,782	656,571
9.875% Senior Notes due 2009	472,465	476,677
12.125% Senior Subordinated Notes due 2012	387,098	390,314
Dex Media West
Credit Facility	1,238,593	1,450,917
8.5% Senior Notes due 2010	401,037	403,260
5.875% Senior Notes due 2011	8,780	8,786
9.875% Senior Subordinated Notes due 2013	829,311	833,469

Total RHD Consolidated	10,045,380	10,403,152
Less current portion	353,460	382,631

Long-term debt	$9,691,920	$10,020,521

As a result of the Dex Media Merger and in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations (“SFAS No. 141”), we were required to record Dex Media’s outstanding debt at its fair value as of the date of the Dex Media Merger, and as such, a fair value adjustment was established at January 31, 2006. This fair value adjustment is amortized as a reduction of interest expense over the remaining term of the respective debt agreements using the effective interest method and does not impact future scheduled interest or principal payments. Amortization of the fair value adjustment included as a reduction of interest expense was $7.7 million and $15.3 million for the three and six months ended June 30, 2007, respectively, and $9.0 million and $15.1 million for the three and six months ended June 30, 2006, respectively. A total premium of $222.3 million was recorded upon consummation of the Dex Media Merger, of which $180.7 million remains unamortized at June 30, 2007. The following table illustrates the book value and fair value of Dex Media’s outstanding debt as of January 31, 2006, the initial fair value adjustment at January 31, 2006 and the unamortized fair value adjustment at June 30, 2007:

			Initial Fair Value	Unamortized Fair
	Book Value at	Fair Value at	Adjustment at	Value Adjustment at
(amounts in millions)	January 31, 2006	January 31, 2006	January 31, 2006	June 30, 2007

Dex Media Credit Facilities	$1,950.1	$1,950.1	$—	$—
Dex Media, Inc. 8% Senior Notes	500.0	515.0	15.0	12.9
Dex Media, Inc. 9% Senior Discount Notes	598.8	616.0	17.2	15.4
Dex Media East 9.875% Senior Notes	450.0	484.3	34.3	22.8
Dex Media East 12.125% Senior Subordinated Notes	341.3	395.9	54.6	45.8
Dex Media West 8.5% Senior Notes	385.0	407.1	22.1	16.0
Dex Media West 5.875% Senior Notes	300.0	300.1	0.1	0.1
Dex Media West 9.875% Senior Subordinated Notes	761.8	840.8	79.0	67.7

Total Dex Media Outstanding Debt at January 31, 2006	$5,287.0	$5,509.3	$222.3	$180.7

Our primary source of liquidity will continue to be cash flow generated from operations as well as available borrowing capacity under the revolver portions of the Company’s credit facilities. We expect that our primary liquidity requirements will be to fund operations and for service on the Company’s indebtedness. Our ability to meet our debt service requirements will be dependent on our ability to generate sufficient cash from operations and make additional borrowings under the Company’s credit facilities. Our primary sources of cash flow will consist mainly of cash receipts from the sale of advertising in our yellow pages and from our online products and services and can be impacted by, among other factors, general economic conditions, competition from other yellow pages directory publishers and other alternative products, consumer confidence and the level of demand for our advertising products and services. We believe that cash flows from operations, along with borrowing capacity under the revolver portions of the Company’s credit facilities, will be adequate to fund our operations and capital expenditures and to meet our debt service requirements for at least the next 12 to 24 months. However, we make no assurances that our business will generate sufficient cash flow from operations or that sufficient borrowing will be available under the revolver portions of the Company’s credit facilities to enable us to fund our operations, capital expenditures and meet all debt service requirements, pursue all of our strategic initiatives, or for other purposes.
Primarily as a result of our business combinations and Preferred Stock repurchase transactions, we have a significant amount of debt service. Aggregate outstanding debt as of June 30, 2007 was $10,045.4 million (including fair value adjustments required by GAAP as a result of the Dex Media Merger).
During the three and six months ended June 30, 2007, we made scheduled principal payments of $69.5 million and $143.0 million, respectively, and prepaid an additional $84.0 million and $204.0 million, respectively, in principal under the Company’s credit facilities, which resulted in total credit facility repayments of $153.5 million and $347.0 million, respectively, excluding revolver payments. During the three and six months ended June 30, 2007, we made revolver payments of $164.2 million and $390.6 million, respectively, offset by revolver borrowings of $154.4 million and $361.6 million, respectively, resulting in a net decrease of $9.8 million and $29.0 million, respectively, of the revolver portions under the Company’s credit facilities.
For the three and six months ended June 30, 2007, we made aggregate cash interest payments of $156.4 million and $373.6 million, respectively. At June 30, 2007, we had $65.0 million of cash and cash equivalents before checks not yet presented for payment of $16.9 million, and combined available borrowings under our revolvers of $321.0 million. During the three and six months ended June 30, 2007, we periodically utilized our revolvers as a financing resource to balance the timing of our periodic and accelerated payments made under our credit facilities and interest payments on our senior notes and senior subordinated notes with the timing of cash receipts from operations. Our present intention is to repay borrowings under all revolvers in a timely manner and keep any outstanding amounts to a minimum.
Cash provided by operating activities was $314.3 million for the six months ended June 30, 2007. Key contributors to operating cash flow include the following:
•	$40.9 million in net income.

•	$332.1 million of net non-cash charges primarily consisting of $212.2 million of depreciation and amortization, $41.2 million in bad debt provision, $21.5 million of stock-based compensation expense, $31.9 million in other non-cash charges, primarily related to the amortization of deferred financing costs and amortization of the fair value adjustments required by GAAP as a result of the Dex Media Merger, and $25.3 million in deferred income taxes.

•	$55.0 million net use of cash from an increase in accounts receivable of $156.5 million, offset by an increase in deferred directory revenue of $101.5 million. The change in deferred revenue and accounts receivable are analyzed together given the fact that when a directory is published, the annual billable value of that directory is initially deferred and unbilled accounts receivable are established. Each month thereafter, typically one twelfth of the billing value is recognized as revenue and billed to customers.

•	$8.6 million net source of cash from a decrease in other assets, consisting of a $22.6 million decrease in prepaid expenses, offset by a $14.0 million increase in other current and non-current assets, primarily relating to deferred commissions, print, paper and delivery costs and changes in the fair value of the Company’s interest rate swap agreements.

•	$20.3 million net use of cash from a decrease in accounts payable and accrued liabilities, primarily reflecting a $17.9 million decrease in accrued liabilities, including accrued salaries and related bonuses, and a $4.9 million decrease in accrued interest payable on outstanding debt, offset by a $2.5 million increase in trade accounts payable.

•	$8.0 million increase in other non-current liabilities, including pension and postretirement long-term liabilities.
Cash used by investing activities for the six months ended June 30, 2007 was $39.9 million and includes the following:
•	$37.4 million used to purchase fixed assets, primarily computer equipment, software and leasehold improvements.

•	$2.5 million used to fund an equity investment.
Cash used by financing activities for the six months ended June 30, 2007 was $365.7 million and includes the following:
•	$737.6 million in principal payments on debt borrowed under each of the credit facilities. Of this amount, $143.0 million represents scheduled principal payments, $204.0 million represents principal payments made on an accelerated basis, at our option, from available cash flow generated from operations and $390.6 million represents principal payments on the revolvers.

•	$361.6 million source in borrowings under the revolvers.

•	$11.8 million in proceeds from the exercise of employee stock options.

•	$1.5 million used in the decreased balance of checks not yet presented for payment.
Cash provided by operating activities was $404.5 million for the six months ended June 30, 2006. Key contributors to operating cash flow include the following:
•	$151.5 million in net loss.

•	$143.4 million of net non-cash charges primarily consisting of $148.2 million of depreciation and amortization, $28.5 million in bad debt provision, $25.7 million of stock-based compensation expense and $34.0 million in other non-cash charges, offset by $93.0 million in deferred taxes.

•	$448.2 million net source of cash from a $555.8 million increase in deferred directory revenue, offset by an increase in accounts receivable of $107.6 million. The change in deferred revenue and accounts receivable are analyzed together given the fact that when a directory is published, the annual billable value of that directory is initially deferred and unbilled accounts receivable are established. Each month thereafter, a proportionate share of the billable value (typically one twelfth) is recognized as revenue and billed to customers. Additionally, under purchase accounting rules, deferred revenue was not recorded on directories that were published prior to the Dex Media Merger, however we retained all of the rights associated with the collection of amounts due under the advertising contracts executed prior to the Dex Media Merger.

•	$77.0 million net use of cash from an increase in other assets, consisting of a $37.9 million increase in prepaid expenses, primarily related to deferred directory costs associated with directories not yet published, a $35.3 million increase in deferred directory costs and a $3.8 million increase in other current and non-current assets.

•	$25.2 million net source of cash from a increase in accounts payable and accrued liabilities, primarily reflecting a $62.2 million increase in accrued interest payable on outstanding debt, a $4.2 million increase in trade accounts payable and a $3.3 increase in other current liabilities, offset by a $44.5 million decrease in accrued liabilities, including accrued salaries and related accrued bonuses.

•	$16.2 million increase in other non-current liabilities, including pension and postretirement long-term liabilities.
Cash used by investing activities for the six months ended June 30, 2006 was $1,913.8 million and includes the following:
•	$24.6 million used to purchase fixed assets, primarily computer equipment, software and leasehold improvements.

•	$1,889.2 million in cash payments in connection with the Dex Media Merger, including merger fees net of cash received from Dex Media.
Cash provided by financing activities for the six months ended June 30, 2006 was $1,696.9 million and includes the following:
•	$2,514.5 million in net borrowings, consisting of $2,142.5 million related to the Series A-2 Senior Discount Notes and Series A-3 Senior Notes, which were used to fund the cash portion of the Dex Media Merger, and Series A-1 Senior Discount Notes, which were used to fund the GS Repurchase. Net borrowings also consist of $444.2 million of the Dex Media West tranche B-1 term loan, $150.0 million of which was used to fund the cash portion of the Dex Media Merger and $294.2 million of which was used to fund the purchase of the 5.875% Dex Media West Senior Notes, 9.875% Dex Media West Senior Subordinated Notes and 9% Dex Media, Inc. Senior Discount Notes in conjunction with change of control offers. These borrowings were net of financing costs of $72.2 million.

•	$931.4 million in principal payments on debt borrowed under each of the credit facilities. Of this amount, $149.9 million represents scheduled principal payments, $135.0 million represents principal payments made on an accelerated basis, at our option, from excess cash flow generated from operations, $291.9 represents Dex Media senior notes put back to the Company for repurchase and $354.6 million represents principal payments on each of the revolvers.

•	$336.8 million used to repurchase the remaining 100,301 shares of our Preferred Stock in January 2006 and to redeem preferred stock purchase rights under our stockholder rights plan in May 2006.

•	$432.5 million source in borrowings under the revolvers.

•	$19.3 million in proceeds from the exercise of employee stock options.

•	$1.2 million in the decreased balance of checks not yet presented for payment.

Contractual Obligations
Upon adoption of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes: An Interpretation of FASB Statement No. 109 (“FIN No. 48”), our unrecognized tax benefits as of January 1, 2007 and June 30, 2007 total $174.1 million and $175.0 million, respectively. It is reasonably possible that the amount of unrecognized tax benefits disclosed above could significantly decrease within the next twelve months. We are currently under audit by the Internal Revenue Service (“IRS”) for taxable years 2003 and 2004 and all issues under consideration by the IRS for these years were effectively settled in July 2007. As a result of the settlement, we anticipate that the unrecognized tax benefits associated with our uncertain Federal tax positions will decrease by approximately $167.0 million during the third quarter of 2007. We do not expect there to be an impact on our results of operations for the three and nine months ended September 30, 2007 as a result of the IRS settlement. The unrecognized tax benefits impacted by the IRS audit primarily relate to items in which the ultimate deductibility is highly certain but for which there is uncertainty regarding the timing of such deductibility. Please refer to Note 11, “Subsequent Events” in Part 1 — Item 1 of this Quarterly Report on Form 10-Q for information regarding our effective settlement with the IRS in July 2007.
We are currently under audit in New York for taxable years 2000 through 2003. If the New York audit is resolved within the next twelve months, the total amount of unrecognized tax benefits reported above could decrease by approximately $7.8 million. The unrecognized tax benefits related to the New York audit relate to apportionment and the filing of combined income tax returns.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk and Risk Management
The RHDI credit facility and the Dex Media West and Dex Media East credit facilities bear interest at variable rates and, accordingly, our earnings and cash flow are affected by changes in interest rates. The RHDI credit facility requires that we maintain hedge agreements to provide either a fixed interest rate or interest rate protection on at least 50% of RHDI’s total outstanding debt. The Dex Media East and Dex Media West credit facilities require that we maintain hedge agreements to provide a fixed rate on at least 33% of their respective indebtedness.
The Company has entered into interest rate swaps that effectively convert approximately $2.7 billion or 74% of the Company’s variable rate debt to fixed rate debt as of June 30, 2007. At June 30, 2007, approximately 37% of our total debt outstanding consists of variable rate debt, excluding the effect of our interest rate swaps. Including the effect of our interest rate swaps, total fixed rate debt comprised approximately 91% of our total debt portfolio as of June 30, 2007. The interest rate swaps mature at varying dates from September 2007 through September 2009.
Under the terms of the agreements, the Company receives variable interest based on three-month LIBOR and pays a weighted average fixed rate of 4.63%. The weighted average variable rate received on our interest rate swaps was 5.36% for the six months ended June 30, 2007. These periodic payments and receipts are recorded as interest expense.
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
Interest rate swaps with a notional value of $2.6 billion (of the total $2.7 billion in interest rate swaps) have been designated as cash flow hedges to hedge three-month LIBOR-based interest payments on $2.6 billion of bank debt. As of June 30, 2007, these respective interest rate swaps provided an effective hedge of the three-month LIBOR-based interest payments on $2.6 billion of bank debt.

Certain interest rate swaps acquired as a result of the Dex Media Merger with a notional amount of $425 million were not designated as cash flow hedges. During the fourth quarter of 2006, $300 million of these interest rate swaps were settled and at June 30, 2007, $125 million remain undesignated. For the three and six months ended June 30, 2007, the Company recorded additional interest expense of $0.2 million and $0.6 million, respectively, as a result of the change in fair value of the acquired undesignated interest rate swaps. For the three and six months ended June 30, 2006, the Company recorded additional interest expense of $0.6 million and $0.4 million, respectively, as a result of the change in fair value of the acquired undesignated interest rate swaps. During May 2006, the Company entered into $1.0 billion notional value of interest rate swaps, which were not designated as hedging instruments until July 2006. The Company recorded changes in the fair value of these interest rate swaps as a reduction to interest expense of $1.3 million during the three and six months ended June 30, 2006.
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
At the Meeting, the Company’s stockholders ratified the appointment of KPMG LLP (“KPMG”) to serve as the Company’s independent registered public accounting firm for 2007, as follows:

		Votes Withheld/
	Votes For	Against	Abstentions

Ratification of the appointment of KPMG	61,386,961	55,371	35,442
At the Meeting, the Company’s stockholders approved a stockholder proposal with respect to a classified board structure, as follows.

		Votes Withheld/
	Votes For	Against	Abstentions

Stockholder proposal regarding classified board structure	46,167,393	12,171,981	36,441
With respect to the approval of the Stockholder proposal, there were also 3,101,959 broker non-votes.

Item 6. Exhibits

Exhibit No.	Document

31.1*	Certification of Quarterly Report on Form 10-Q for the period ended June 30, 2007 by David C. Swanson, Chairman and Chief Executive Officer of R.H. Donnelley Corporation under Section 302 of the Sarbanes-Oxley Act

31.2*	Certification of Quarterly Report on Form 10-Q for the period ended June 30, 2007 by Steven M. Blondy, Executive Vice President and Chief Financial Officer of R.H. Donnelley Corporation under Section 302 of the Sarbanes-Oxley Act

32.1*	Certification of Quarterly Report on Form 10-Q for the period ended June 30, 2007 under Section 906 of the Sarbanes-Oxley Act by David C. Swanson, Chairman and Chief Executive Officer, and Steven M. Blondy, Executive Vice President and Chief Financial Officer, for R.H. Donnelley Corporation

*	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

R.H. DONNELLEY CORPORATION
Date: July 27, 2007	By:	/s/ Steven M. Blondy
Steven M. Blondy
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ Karen E. Palczuk
Karen E. Palczuk
Interim Controller and Assistant Vice President - Process and Performance Management (Interim Principal Accounting Officer)

Exhibit Index

Exhibit No.	Document

31.1*	Certification of Quarterly Report on Form 10-Q for the period ended June 30, 2007 by David C. Swanson, Chairman and Chief Executive Officer of R.H. Donnelley Corporation under Section 302 of the Sarbanes-Oxley Act

31.2*	Certification of Quarterly Report on Form 10-Q for the period ended June 30, 2007 by Steven M. Blondy, Executive Vice President and Chief Financial Officer of R.H. Donnelley Corporation under Section 302 of the Sarbanes-Oxley Act

32.1*	Certification of Quarterly Report on Form 10-Q for the period ended June 30, 2007 under Section 906 of the Sarbanes-Oxley Act by David C. Swanson, Chairman and Chief Executive Officer, and Steven M. Blondy, Executive Vice President and Chief Financial Officer, for R.H. Donnelley Corporation

*	Filed herewith.