Form 10-Q
period 2007-09-30
R H DONNELLEY CORP
filed 2007-10-26
CIK 30419

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
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
Large accelerated filer ☑      Accelerated filer ☐      Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of the issuer’s classes of common stock, as of the latest practicable date:

Title of class	Shares Outstanding at October 15, 2007

Common Stock, par value $1 per share	71,271,594

R.H. DONNELLEY CORPORATION
INDEX TO FORM 10-Q
Beginning with the Quarterly Report on Form 10-Q (the “Form 10-Q”) for the period ended June 30, 2007, R.H. Donnelley Corporation has modified its periodic reporting as compared to previously filed Quarterly Reports. Although this Form 10-Q contains all information required by applicable rules and regulations, it does not repeat certain information contained in the Annual Report on Form 10-K for the fiscal year ended December 31, 2006 (the “Form 10-K”). As a result, this Form 10-Q should be read together with the Form 10-K.

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements
R.H. Donnelley Corporation and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)

	September 30,	December 31,
(in thousands, except share and per share data)	2007	2006

Assets
Current Assets
Cash and cash equivalents	$19,042	$156,249
Accounts receivable
Billed	246,112	248,334
Unbilled	835,067	842,869
Allowance for doubtful accounts and sales claims	(44,121)	(42,952)

Net accounts receivable	1,037,058	1,048,251
Deferred directory costs	198,350	211,822
Short-term deferred income taxes, net	61,766	—
Prepaid expenses and other current assets	99,764	115,903

Total current assets	1,415,980	1,532,225

Fixed assets and computer software, net	184,273	159,362
Other non-current assets	125,317	141,619
Intangible assets, net	11,269,967	11,477,996
Goodwill	3,110,295	2,836,266

Total Assets	$16,105,832	$16,147,468

Liabilities and Shareholders’ Equity

Current Liabilities
Accounts payable and accrued liabilities	$180,790	$169,490
Accrued interest	145,510	179,419
Deferred directory revenue	1,167,677	1,197,796
Short-term deferred income taxes, net	—	79,882
Current portion of long-term debt	454,191	382,631

Total current liabilities	1,948,168	2,009,218

Long-term debt	9,746,729	10,020,521
Deferred income taxes, net	2,295,006	2,099,102
Other non-current liabilities	188,840	197,871

Total liabilities	14,178,743	14,326,712

Commitments and contingencies

Shareholders’ Equity
Common stock, par value $1 per share, 400,000,000 shares authorized, 88,169,275 shares issued	88,169	88,169
Additional paid-in capital	2,391,969	2,341,009
Accumulated deficit	(373,402)	(437,496)
Treasury stock, at cost, 16,912,367 shares at September 30, 2007 and 17,704,558 shares at December 31, 2006	(160,678)	(161,470)
Accumulated other comprehensive loss	(18,969)	(9,456)

Total shareholders’ equity	1,927,089	1,820,756

Total Liabilities and Shareholders’ Equity	$16,105,832	$16,147,468

The accompanying notes are an integral part of the condensed consolidated financial statements.

R.H. Donnelley Corporation and Subsidiaries
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) (Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
(in thousands, except per share data)	2007	2006	2007	2006

Net revenue	$669,939	$524,191	$1,999,332	$1,277,020

Expenses
Cost of revenue (exclusive of depreciation and amortization shown separately below)	286,574	260,047	866,206	673,236
General and administrative expenses	34,326	34,497	104,770	114,511
Depreciation and amortization	111,569	85,060	323,748	233,225

Total expenses	432,469	379,604	1,294,724	1,020,972

Operating income	237,470	144,587	704,608	256,048

Interest expense, net	(201,103)	(201,768)	(601,740)	(557,657)

Income (loss) before income taxes	36,367	(57,181)	102,868	(301,609)

(Provision) benefit for income taxes	(18,242)	21,796	(43,871)	114,679

Net income (loss)	18,125	(35,385)	58,997	(186,930)

Preferred dividend	—	—	—	(1,974)
Gain on repurchase of redeemable convertible preferred stock	—	—	—	31,195

Income (loss) available to common shareholders	$18,125	$(35,385)	$58,997	$(157,709)

Earnings (loss) per share:
Basic	$0.25	$(0.51)	$0.83	$(2.42)

Diluted	$0.25	$(0.51)	$0.82	$(2.42)

Shares used in computing earnings (loss) per share:
Basic	71,170	69,961	70,833	65,141

Diluted	72,177	69,961	71,926	65,141

Comprehensive Income (Loss)
Net income (loss)	$18,125	$(35,385)	$58,997	$(186,930)
Unrealized loss on interest rate swaps, net of tax	(10,242)	(21,597)	(10,622)	(9,106)
Benefit plans adjustment, net of tax	371	—	1,109	—

Comprehensive income (loss)	$8,254	$(56,982)	$49,484	$(196,036)

The accompanying notes are an integral part of the condensed consolidated financial statements.

R.H. Donnelley Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine months ended
	September 30,
(in thousands)	2007	2006

Cash Flows from Operating Activities
Net income (loss)	$58,997	$(186,930)
Reconciliation of net income (loss) to net cash provided by operating activities:
Depreciation and amortization	323,748	233,225
Deferred income tax provision (benefit)	36,648	(114,679)
Provision for bad debts	61,121	47,884
Stock based compensation expense	30,013	35,621
Other non-cash charges	37,930	23,381
Changes in assets and liabilities, net of effects from acquisitions:
(Increase) in accounts receivable	(49,647)	(31,317)
Decrease (increase) in other assets	34,629	(32,291)
(Decrease) in accounts payable and accrued liabilities	(41,406)	(198)
(Decrease) increase in deferred directory revenue	(30,813)	581,271
Increase in other non-current liabilities	9,114	10,451

Net cash provided by operating activities	470,334	566,418

Cash Flows from Investing Activities
Additions to fixed assets and computer software	(61,819)	(41,897)
Acquisitions, net of cash received	(328,937)	(1,901,426)
Equity investment	(2,500)	—

Net cash used in investing activities	(393,256)	(1,943,323)

Cash Flows from Financing Activities
Proceeds from the issuance of debt, net of costs	323,656	2,514,381
Revolver borrowings	570,650	639,400
Revolver repayments	(566,050)	(600,900)
Repurchase of redeemable convertible preferred stock and redemption of preferred stock purchase rights	—	(336,819)
Credit facilities repayments and note repurchases	(562,286)	(714,327)
Proceeds from issuance of common stock	9,000	—
Decrease in checks not yet presented for payment	(1,996)	(3,212)
Proceeds from employee stock option exercises	12,741	23,643

Net cash (used in) provided by financing activities	(214,285)	1,522,166

(Decrease) increase in cash and cash equivalents	(137,207)	145,261
Cash and cash equivalents, beginning of year	156,249	7,793

Cash and cash equivalents, end of period	$19,042	$153,054

Supplemental Information:
Cash paid:
Interest	$587,376	$492,561

Income taxes, net	$1,951	$321

The accompanying notes are an integral part of the condensed consolidated financial statements.

R.H. Donnelley Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(tabular amounts in thousands, except share and per share data)
1. Business and Basis of Presentation
The interim condensed consolidated financial statements of R.H. Donnelley Corporation and its direct and indirect wholly-owned subsidiaries (the “Company,” “RHD,” “we,” “us” and “our”) have been prepared in accordance with the instructions to Quarterly Report on Form 10-Q and should be read in conjunction with the financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2006 (“2006 10-K”). The interim condensed consolidated financial statements include the accounts of RHD and its direct and indirect wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated. Amounts presented for the nine months ended September 30, 2006 include eight months of results from the Dex Media Business (defined in Note 3, “Acquisitions”), which was acquired on January 31, 2006. The results of interim periods are not necessarily indicative of results for the full year or any subsequent period. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair statement of financial position, results of operations and cash flows at the dates and for the periods presented have been included.
We are one of the nation’s largest Yellow Pages and online local commercial search companies, based on revenue. We publish and distribute advertiser content utilizing three of the most highly recognizable brands in the industry, Qwest, Embarq (formerly known as Sprint) and AT&T (formerly known as SBC). During 2006, we published and distributed more than 80 million print directories and our print and online solutions helped more than 600,000 national and local businesses in 28 states reach consumers who were actively seeking to purchase products and services. Some of our markets include Albuquerque, Denver, Las Vegas, Orlando, and Phoenix.
Significant Business Developments
On August 23, 2007, we acquired Business.com, Inc. (“Business.com”), a leading business search engine and directory and performance based advertising network, for a disclosed amount of $345.0 million (the “Business.com Acquisition”). The purchase price determined in accordance with generally accepted accounting principles (“GAAP”) is $334.2 million and excludes certain items such as the value of unvested equity awards. The purpose of the Business.com Acquisition was to expand our existing interactive portfolio by adding leading Internet advertising talent and technology, to strengthen RHD’s position in the expanding local commercial search market and to develop an online performance based advertising network. Business.com also provides the established business-to-business online properties of Business.com, Work.com and the Business.com Advertising Network. We expect to adopt the Business.com technology platform to serve our existing advertiser base at our DexKnows.com Internet Yellow Pages site. Business.com now operates as a direct, wholly-owned subsidiary of RHD. The results of Business.com have been included in our consolidated results commencing August 23, 2007. See Note 3, “Acquisitions,” and Note 6, “Credit Facilities,” for a further description of the Business.com Acquisition and related financing. In conjunction with the Business.com Acquisition, the founder and Chief Executive Officer of Business.com, Jacob Winebaum, has been appointed President of RHD’s Interactive Division.
On October 2, 2007, we issued $1.0 billion aggregate principal amount of 8.875% Series A-4 Senior Notes due 2017 (“Series A-4 Notes”). Proceeds from this issuance were (a) used to repay a $328 million RHD credit facility (“RHD Credit Facility”) used to fund the Business.com Acquisition, (b) contributed to R.H. Donnelley Inc. (“RHDI”) in order to provide funding for the tender offer and consent solicitation of RHDI’s $600 million aggregate principal amount 10.875% Senior Subordinated Notes due 2012 (“Senior Subordinated Notes”) and (c) used to pay related fees and expenses and for other general corporate purposes. On October 17, 2007, we issued an additional $500 million of our Series A-4 Notes. Proceeds from this issuance were transferred to certain subsidiaries in order to repay portions of the term loans outstanding under the existing Dex Media East and RHDI credit facilities and pay related fees and expenses.
In October 2007, under the terms and conditions of a tender offer and consent solicitation to purchase RHDI’s $600 million Senior Subordinated Notes that RHDI commenced on September 18, 2007, $599.9 million, or 99.9%, of the outstanding Senior Subordinated Notes were repurchased.

On October 24, 2007, we replaced the existing Dex Media East credit facility with a new Dex Media East credit facility. The proceeds from the new Dex Media East credit facility were used to repay the remaining term loans under the existing Dex Media East credit facility and are available to provide funding for the redemption of Dex Media East’s outstanding 9.875% senior notes due 2009 and outstanding 12.125% senior subordinated notes due 2012, which is expected to occur on November 26, 2007.
See Note 12, “Subsequent Events,” for additional information regarding these financing and other related transactions.
2. Summary of Significant Accounting Policies
Intangible Assets and Goodwill
In connection with the Company’s prior business combinations, certain long-term intangible assets were identified in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations (“SFAS No. 141”) and recorded at their estimated fair values. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”), the fair values of the identifiable intangible assets are being amortized over their estimated useful lives in a manner that best reflects the economic benefit derived from such assets. Goodwill is not amortized but is subject to impairment testing on an annual basis. Amortization expense was $98.9 million and $73.4 million for the three months ended September 30, 2007 and 2006, respectively, and $285.9 million and $199.8 million for the nine months ended September 30, 2007 and 2006, respectively. Amortization of the local customer relationships associated with the Dex Media Merger commenced during the first quarter of 2007.
During the three months ended September 30, 2007, $274.1 million has been accounted for as goodwill resulting from the Business.com Acquisition. Subsequent information could come to our attention that may require us to revise the purchase price allocation associated with the Business.com Acquisition. During January 2007, we recorded adjustments to goodwill totaling $1.6 million associated with the Dex Media Merger that primarily related to deferred income taxes. During the three months ended September 30, 2007, we re-occupied the remaining portion of our leased facilities in Chicago, Illinois, which we vacated in conjunction with the 2005 Restructuring Actions (defined in Note 5, “Restructuring Charges”). As a result, we have reversed the remaining amount of our reserve related to these leased facilities at September 30, 2007 of $1.8 million, with a corresponding offset to goodwill. No impairment losses were recorded related to our intangible assets and goodwill during the three and nine months ended September 30, 2007 and 2006, respectively.
Interest Expense and Deferred Financing Costs
Certain costs associated with the issuance of debt instruments are capitalized and included in other non-current assets on the condensed consolidated balance sheets. These costs are amortized to interest expense over the terms of the related debt agreements. The bond outstanding method is used to amortize deferred financing costs relating to debt instruments with respect to which we make accelerated principal payments. Other deferred financing costs are amortized using the effective interest method. Amortization of deferred financing costs included in interest expense was $6.0 million and $5.6 million for the three months ended September 30, 2007 and 2006, respectively, and $18.1 million and $16.2 million for the nine months ended September 30, 2007 and 2006, respectively. Apart from business combinations, it is the Company’s policy to recognize losses incurred in conjunction with debt extinguishments as a component of interest expense. In conjunction with the Dex Media Merger and as a result of purchase accounting required under GAAP, we recorded Dex Media’s debt at its fair value on January 31, 2006. We recognize an offset to interest expense in each period subsequent to the Dex Media Merger for the amortization of the corresponding fair value adjustment over the life of the respective debt. The offset to interest expense was $7.9 million and $8.8 million for the three months ended September 30, 2007 and 2006, respectively, and $23.2 million and $24.0 million for the nine months ended September 30, 2007 and 2006, respectively.
Advertising Expenses
We recognize advertising expenses as incurred. These expenses include public relations, media, on-line advertising and other promotional and sponsorship costs. Total advertising expense was $18.5 million and $7.4 million for the three months ended September 30, 2007 and 2006, respectively, and $35.5 million and $22.4 million for the nine months ended September 30, 2007 and 2006, respectively.

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
At September 30, 2007, we had interest rate swap agreements with major financial institutions with a notional value of $2.5 billion. We are exposed to credit risk in the event that one or more of the counterparties to the agreements does not, or cannot, meet their obligation. The notional amount is used to measure interest to be paid or received and does not represent the amount of exposure to credit loss. Any loss would be limited to the amount that would have been received over the remaining life of the swap agreement. The counterparties to the swap agreements are major financial institutions with credit ratings of A or higher. We do not currently foresee a material credit risk associated with these swap agreements; however, no assurances can be given.
Earnings (Loss) Per Share
For the three and nine months ended September 30, 2007 and three months ended September 30, 2006, we accounted for earnings (loss) per share (“EPS”) in accordance with SFAS No. 128, Earnings Per Share (“SFAS No. 128”). For the nine months ended September 30, 2006 (through January 27, 2006, the closing date of the GS Repurchase, which is defined in Note 4, “Redeemable Preferred Stock and Warrants”), we accounted for EPS in accordance with Emerging Issues Task Force (“EITF”) No. 03-6, Participating Securities and the Two-Class Method under FASB Statement 128 (“EITF 03-6”), which established standards regarding the computation of EPS by companies that have issued securities other than common stock that contractually entitle the holder to participate in dividends and earnings of the company. EITF 03-6 requires earnings available to common shareholders for the period, after deduction of preferred stock dividends, to be allocated between the common and preferred stockholders based on their respective rights to receive dividends. Basic EPS is then calculated by dividing loss allocable to common shareholders by the weighted average number of shares outstanding. EITF 03-6 does not require the presentation of basic and diluted EPS for securities other than common stock. Therefore, the following EPS amounts only pertain to our common stock.
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

The calculation of basic and diluted EPS for the three and nine months ended September 30, 2007 and 2006 is presented below.

	Three months ended		Nine months ended
	September 30,		September 30,
	2007	2006	2007	2006

Basic EPS

Income (loss) available to common shareholders	$18,125	$(35,385)	$58,997	$(157,709)
Amount allocable to common shareholders (1)	100%	100%	100%	100%

Income (loss) allocable to common shareholders	18,125	(35,385)	58,997	(157,709)
Weighted average common shares outstanding	71,170	69,961	70,833	65,141

Basic earnings (loss) per share	$0.25	$(0.51)	$0.83	$(2.42)

Diluted EPS
Income (loss) available to common shareholders	$18,125	$(35,385)	$58,997	$(157,709)
Amount allocable to common shareholders (1)	100%	100%	100%	100%

Income (loss) allocable to common shareholders	18,125	(35,385)	58,997	(157,709)
Weighted average common shares outstanding	71,170	69,961	70,833	65,141
Dilutive effect of stock awards and warrants (2)	1,007	—	1,093	—
Dilutive effect of Preferred Stock assuming conversion (2)	—	—	—	—

Weighted average diluted shares outstanding	72,177	69,961	71,926	65,141

Diluted earnings (loss) per share	$0.25	$(0.51)	$0.82	$(2.42)

(1)	In computing EPS using the two-class method, we have not allocated the net loss reported for the nine months ended September 30, 2006 between common and preferred shareholders since preferred shareholders had no contractual obligation to share in the net loss.

(2)	Due to the loss allocable to common shareholders reported for the three and nine months ended September 30, 2006, the effect of all stock-based awards, warrants and the assumed conversion of the Preferred Stock were anti-dilutive and therefore are not included in the calculation of diluted EPS. For the three months ended September 30, 2007 and 2006, 2.7 million and 2.5 million shares, respectively, of stock-based awards had exercise prices that exceeded the average market price of the Company’s common stock for the respective period. For the nine months ended September 30, 2007 and 2006, 1.1 million and 2.4 million shares, respectively, of stock-based awards had exercise prices that exceeded the average market price of the Company’s common stock for the respective period. For the nine months ended September 30, 2006, the assumed conversion of the Preferred Stock into 0.5 million shares of common stock was anti-dilutive and therefore not included in the calculation of diluted EPS.
Stock-Based Awards
We account for stock-based compensation under SFAS No. 123 (R), Share-Based Payment (“SFAS No. 123 (R)”). The Company recorded stock-based compensation expense related to stock-based awards granted under our various employee and non-employee stock incentive plans of $8.5 million and $9.9 million for the three months ended September 30, 2007 and 2006, respectively, and $30.0 million and $35.6 million for the nine months ended September 30, 2007 and 2006, respectively.
On February 27, 2007, the Company granted 1.1 million SARs to certain employees, including executive officers, in conjunction with its annual grant of stock incentive awards. These SARs, which are settled in our common stock, were granted at a grant price of $74.31 per share, which was equal to the market value of the Company’s common stock on the grant date, and vest ratably over three years. In accordance with SFAS No. 123 (R), we recognized non-cash compensation expense related to these SARs of $1.4 million and $9.8 million for the three and nine months ended September 30, 2007, respectively, which includes $6.5 million related to non-substantive vesting for the nine months ended September 30, 2007.
As a result of the Business.com Acquisition, 4.2 million outstanding Business.com equity awards were converted into 0.2 million RHD equity awards on August 23, 2007. For the three and nine months ended September 30, 2007, we recognized non-cash compensation expense related to these converted equity awards of $1.6 million.

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
New Accounting Pronouncements
We have reviewed accounting pronouncements that were issued as of September 30, 2007, which the Company has not yet adopted, and do not believe that these pronouncements will have a material impact on our financial position or operating results.
3. Acquisitions
On August 23, 2007, we acquired Business.com, a leading business search engine and directory and performance based advertising network, for a disclosed amount of $345.0 million. The purchase price determined in accordance with GAAP is $334.2 million and excludes certain items such as the value of unvested equity awards. The purpose of the Business.com Acquisition was to expand our existing interactive portfolio by adding leading Internet advertising talent and technology, to strengthen RHD’s position in the expanding local commercial search market and to develop an online performance based advertising network. Business.com also provides the established business-to-business online properties of Business.com, Work.com and the Business.com Advertising Network. We expect to adopt the Business.com technology platform to serve our existing advertiser base at our DexKnows.com Internet Yellow Pages site. Business.com now operates as a direct, wholly-owned subsidiary of RHD. The results of Business.com have been included in our consolidated results commencing August 23, 2007. In conjunction with the Business.com Acquisition, the founder and Chief Executive Officer of Business.com, Jacob Winebaum, has been appointed President of RHD’s Interactive Division. Under the terms of a related Stock Purchase Agreement, dated as of July 27, 2007, on August 23, 2007, Mr. Winebaum purchased from RHD 148,372 shares of RHD common stock for approximately $9.0 million.
The Business.com Acquisition has been accounted for as a purchase business combination. In connection with the Business.com Acquisition, we identified and recorded certain intangible assets at their estimated fair value, including (1) advertiser relationships and third party contracts, (2) technology and network platforms and (3) trade names and trademarks. These intangible assets are being amortized over remaining useful lives ranging from 3 to 10 years under the straight-line method, with the exception of the advertiser relationships and network platform intangible assets, which are amortized under the income forecast method. During the three months ended September 30, 2007, $274.1 million has been accounted for as goodwill resulting from the Business.com Acquisition. Subsequent information could come to our attention that may require us to revise the purchase price allocation associated with the Business.com Acquisition.
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
The following unaudited condensed pro forma information has been prepared in accordance with SFAS No. 141 for the nine months ended September 30, 2006 and assumes the Dex Media Merger (and related GS Repurchase defined below) and related financing occurred on January 1, 2006. The following unaudited condensed pro forma information does not purport to represent what the Company’s results of operations would actually have been if the Dex Media Merger (and related GS Repurchase) had in fact occurred on January 1, 2006 and is not necessarily representative of results of operations for any future period. The following unaudited condensed pro forma information for the nine months ended September 30, 2006 does not eliminate the adverse impact of purchase accounting relating to the Dex Media Merger.

Nine months ended
September 30, 2006
Net revenue	$1,416.9
Operating income	283.6
Net loss	(225.2)
Diluted loss per share	$(3.17)
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
Based on the terms of the Stock Purchase Agreement, the recorded value of the Preferred Stock was accreted to its redemption value of $336.1 million at January 27, 2006. The accretion to redemption value of $2.0 million (which represented accrued dividends and interest) for the nine months ended September 30, 2006 was recorded as an increase to loss available to common shareholders on the condensed consolidated statement of operations. In conjunction with the GS Repurchase, we also reversed the previously recorded BCF related to these shares and recorded a decrease to loss available to common shareholders of $31.2 million on the condensed consolidated statement of operations for the nine months ended September 30, 2006.
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
5. Restructuring Charges
The tables below highlight the activity in our restructuring reserves for the three and nine months ended September 30, 2007.

	2003	2005	2006
	Restructuring	Restructuring	Restructuring
Three months ended September 30, 2007	Actions	Actions	Actions	Total

Balance at June 30, 2007	$877	$1,837	$5,104	$7,818
Payments	(47)	(29)	(727)	(803)
Reserve reversal credited to goodwill	—	(1,808)	—	(1,808)

Balance at September 30, 2007	$830	$—	$4,377	$5,207

	2003	2005	2006
	Restructuring	Restructuring	Restructuring
Nine months ended September 30, 2007	Actions	Actions	Actions	Total

Balance at December 31, 2006	$971	$1,943	$7,615	$10,529
Additions to reserve charged to goodwill	—	—	96	96
Payments	(141)	(135)	(3,334)	(3,610)
Reserve reversal credited to goodwill	—	(1,808)	—	(1,808)

Balance at September 30, 2007	$830	$—	$4,377	$5,207

As a result of the Dex Media Merger and integration of the Dex Media Business, approximately 120 employees were affected by a restructuring plan, of which 110 were terminated and 10 were relocated to our corporate headquarters in Cary, North Carolina. Additionally, we vacated certain of our leased Dex Media facilities in Colorado, Minnesota, Nebraska and Oregon. The costs associated with these actions are shown in the table above under the caption “2006 Restructuring Actions.” We estimated the costs associated with terminated employees, including Dex Media executive officers, and abandonment of certain of our leased facilities, net of estimated sublease income, to be approximately $18.9 million and such costs were charged to goodwill during 2006. During January 2007, we finalized our estimate of costs associated with terminated employees and recognized a charge to goodwill of $0.1 million. Payments made with respect to severance relating to the 2006 Restructuring Actions during the three months ended September 30, 2007 and 2006 totaled $0.2 million and $3.2 million, respectively. Payments made with respect to severance relating to the 2006 Restructuring Actions during the nine months ended September 30, 2007 and 2006 totaled $1.6 million and $3.8 million, respectively. Payments of $0.5 million and $1.7 million were made with respect to the vacated leased Dex Media facilities during the three and nine months ended September 30, 2007, respectively. No payments were made with respect to the vacated leased Dex Media facilities during the three and nine months ended September 30, 2006. The remaining lease payments for these facilities will be made through 2016.
During the three months ended September 30, 2007, we re-occupied the remaining portion of our leased facilities in Chicago, Illinois, which we vacated in conjunction with the 2005 Restructuring Actions. As a result, we have reversed the remaining amount of our reserve related to these leased facilities at September 30, 2007 of $1.8 million, with a corresponding offset to goodwill.
6. Credit Facilities
RHD
To finance the Business.com Acquisition and related fees and expenses, on August 23, 2007, RHD entered into a $328.0 million credit facility, with a scheduled maturity date of December 31, 2011. As of September 30, 2007, the outstanding balance under the RHD Credit Facility totaled $328.0 million. The weighted average interest rate under the RHD Credit Facility was 8.75% at September 30, 2007. On October 2, 2007, the RHD Credit Facility was paid in full from the proceeds of our Series A-4 Notes. See Note 12, “Subsequent Events,” for additional information.
RHDI
As of September 30, 2007, the outstanding balances of Term Loans A-4, D-1, and D-2 under RHDI’s senior secured credit facility, as amended and restated (“RHDI Credit Facility”) totaled $1,781.6 million, comprised of $94.8 million, $333.4 million and $1,353.4 million, respectively, and $29.5 million was outstanding under the $175.0 million Revolving Credit Facility (the “RHDI Revolver”) (with an additional $0.3 million utilized under a standby letter of credit). The weighted average interest rate of outstanding debt under the RHDI Credit Facility was 6.97% and 6.86% at September 30, 2007 and December 31, 2006, respectively. On October 17, 2007, a portion of the Term Loans A-4, D-1, and D-2 were repaid from certain proceeds of our Series A-4 Notes that we contributed to RHDI. See Note 12, “Subsequent Events,” for additional information.
Dex Media East
As of September 30, 2007, the outstanding balances of the tranche A and tranche B term loans under the Dex Media East credit facility totaled $496.2 million, comprised of $142.9 million and $353.3 million, respectively, and $33.0 million was outstanding under the $100.0 million revolving loan commitments (“Dex Media East Revolver”) (with an additional $3.0 million utilized under standby letters of credit). The weighted average interest rate of outstanding debt under the Dex Media East credit facility was 7.0% and 6.85% at September 30, 2007 and December 31, 2006, respectively. On October 17, 2007, a portion of the tranche A and tranche B term loans were repaid from certain proceeds of our Series A-4 Notes that were transferred to Dex Media East. On October 24, 2007, the existing Dex Media East credit facility was paid in full from the proceeds of the new Dex Media East credit facility. See Note 12, “Subsequent Events,” for additional information.

Dex Media West
As of September 30, 2007, the outstanding balances of the tranche A, tranche B-1, and tranche B-2 term loans under the Dex Media West credit facility totaled $1,131.0 million, comprised of $177.8 million, $328.9 million, and $624.3 million, respectively, and $25.0 million was outstanding under the $100.0 million revolving loan commitments (“Dex Media West Revolver”). The weighted average interest rate of outstanding debt under the Dex Media West credit facility was 7.03% and 6.83% at September 30, 2007 and December 31, 2006, respectively.
7. Income Taxes
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
As of January 1, 2007 and September 30, 2007, and after the impact of recognizing the increase in the liability for unrecognized tax benefits, our unrecognized tax benefits total $174.1 million and $11.7 million, respectively, which includes accrued interest (discussed below). Included in the balance of unrecognized benefits at January 1, 2007 and September 30, 2007 are $5.6 million and $7.7 million, respectively, of tax benefits that, if recognized, would favorably affect the effective tax rate.
Our policy is to recognize accrued interest and penalties related to unrecognized tax benefits in income tax expense. As of January 1, 2007 and September 30, 2007, we have accrued $3.6 million and $3.2 million, respectively, related to interest and have not accrued any amount for tax penalties.
In July 2007, we effectively settled all issues under consideration with the Internal Revenue Service (“IRS”) related to its audit for taxable years 2003 and 2004. As a result of the settlement, the unrecognized tax benefits associated with our uncertain Federal tax positions decreased by $167.0 million during the three and nine months ended September 30, 2007. As a result of the IRS settlement, we recognized additional interest expense of $1.4 million and $0.9 million related to the taxable years 2004 and 2005, respectively. The recognition of this interest expense within our tax provision has increased our effective tax rate for the three and nine months ended September 30, 2007. The unrecognized tax benefits impacted by the IRS audit primarily related to items for which the ultimate deductibility was highly certain but for which there was uncertainty regarding the timing of such deductibility.
It is reasonably possible that the amount of unrecognized tax benefits disclosed above could decrease within the next twelve months. We are currently under audit in New York for taxable years 2000 through 2003 and North Carolina for taxable years 2003 through 2006. During the three months ended September 30, 2007, we recorded an increase in the liability for unrecognized tax benefits of $3.4 million. If the New York and North Carolina audits are resolved within the next twelve months, the total amount of unrecognized tax benefits reported above could decrease by approximately $11.5 million. The unrecognized tax benefits related to the New York and North Carolina audits relate to apportionment and allocation of income among our legal entities.
As noted above, in July 2007, we effectively settled the IRS’s federal tax audit for the taxable years 2003 and 2004. Therefore, tax years 2005 and 2006 are still subject to examination by the IRS. In addition, certain state tax returns are under examination by various regulatory authorities, including New York and North Carolina. Our state tax return years are open to examination for an average of three years. However, certain jurisdictions remain open to examination longer than three years due to the existence of net operating loss carryforwards.

8. Benefit Plans
In accordance with SFAS No. 132, Employers’ Disclosures About Pensions and Other Postretirement Benefits (Revised 2003), the following table provides the components of net periodic benefit cost for the three and nine months ended September 30, 2007 and 2006. Information presented below for the three and nine months ended September 30, 2006 includes combined amounts for the legacy RHD benefit plans for the three and nine months ended September 30, 2006 and the acquired Dex Media benefit plans for the three and eight months ended September 30, 2006.

	Pension Benefits
	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2007	2006	2007	2006

Service cost	$3,645	$3,339	$10,936	$9,668
Interest cost	4,429	4,372	13,288	12,258
Expected return on plan assets	(4,830)	(4,908)	(14,490)	(14,295)
Amortization of prior service cost	41	33	507	117
Amortization of net loss	353	468	674	1,386

Net periodic benefit cost	$3,638	$3,304	$10,915	$9,134

	Postretirement Benefits
	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2007	2006	2007	2006

Service cost	$492	$725	$1,476	$1,996
Interest cost	1,331	1,239	3,993	3,408
Amortization of prior service cost	201	203	604	646
Amortization of net loss	—	65	—	156

Net periodic benefit cost	$2,024	$2,232	$6,073	$6,206

During the three and nine months ended September 30, 2007, the Company made contributions of $11.1 million and $14.6 million, respectively, to its pension plans. During the three and nine months ended September 30, 2007, the Company made contributions of $0.8 million and $2.9 million, respectively, to its postretirement plans. The Company expects to make total contributions of approximately $16.7 million and $5.5 million to its pension plans and postretirement plans, respectively, in 2007.
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
In July 2007, The Dun & Bradstreet Corporation (“D&B”) advised us that it would not appeal the IRS’ determination of deficiencies with respect to the remaining Legacy Tax Matter (as defined in the 2006 10-K) and that amounts on deposit with the IRS were more than sufficient to fund such deficiencies. Accordingly, all Legacy Tax Matters have now been resolved.
11. Guarantees
RHDI is a direct wholly-owned subsidiary of the Company and the issuer of the Senior Notes and Senior Subordinated Notes. In October 2007, under the terms and conditions of a tender offer and consent solicitation to purchase RHDI’s $600 million Senior Subordinated Notes that RHDI commenced on September 18, 2007, $599.9 million, or 99.9%, of the outstanding Senior Subordinated Notes were purchased. See Note 12, “Subsequent Events,” for additional information.
The Company and the direct and indirect 100% owned subsidiaries of RHDI jointly and severally, fully and unconditionally, guarantee these debt instruments. RHD’s debt instruments are not guaranteed by any of its subsidiaries. At September 30, 2007, RHDI’s direct wholly-owned subsidiaries were R.H. Donnelley Publishing & Advertising, Inc., R.H. Donnelley APIL, Inc., DonTech Holdings, LLC, The DonTech II Partnership, R.H. Donnelley Publishing & Advertising of Illinois Holdings, LLC, R.H. Donnelley Publishing & Advertising of Illinois Partnership and Get Digital Smart.com Inc. Dex Media, Local Launch and Business.com are direct wholly-owned subsidiaries of the Company and do not guarantee any debt instruments of RHD or RHDI. In addition, the Company, RHDI, Local Launch and Business.com do not guarantee any debt instruments of Dex Media or its direct or indirect wholly-owned subsidiaries. The financial results of Dex Media and its subsidiaries and of Local Launch are presented in the tables below under the heading Non-Guarantor Subsidiaries. The financial results of Business.com from and after August 23, 2007 are presented in the tables below as of and for the three and nine months ended September 30, 2007 under the heading Non-Guarantor Subsidiaries.
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

R.H. Donnelley Corporation
Condensed Consolidating Balance Sheet
September 30, 2007

	R.H. Donnelley	R.H.		Non-		Consolidated
	Corporation	Donnelley Inc.	Guarantor	Guarantor		R.H. Donnelley
	(Parent)	(Issuer)	Subsidiaries	Subsidiaries	Eliminations	Corporation

Assets

Cash and cash equivalents	$4,386	$612	$3,531	$10,513	$—	$19,042
Accounts receivable, net	—	—	422,488	614,570	—	1,037,058
Deferred directory costs	—	—	77,333	121,017	—	198,350
Short-term deferred income taxes, net	—	—	82,538	48,749	(69,521)	61,766
Prepaid expenses and other current assets	3,854	16,099	25,708	54,103	—	99,764

Total current assets	8,240	16,711	611,598	848,952	(69,521)	1,415,980

Investment in subsidiaries	4,910,100	1,719,665	—	—	(6,629,765)	—
Fixed assets and computer software, net	10,176	87,105	7,973	79,019	—	184,273
Other non-current assets	171,326	199,133	724	19,144	(265,010)	125,317
Intercompany notes receivable	—	1,705,556	(1,705,556)	—	—	—
Intangible assets, net	—	—	2,695,819	8,574,148	—	11,269,967
Goodwill	—	—	313,753	2,796,542	—	3,110,295

Total Assets	$5,099,842	$3,728,170	$1,924,311	$12,317,805	$(6,964,296)	$16,105,832

Liabilities and Shareholders’ Equity

Accounts payable and accrued liabilities	$9,346	$42,715	$30,427	$95,286	$3,016	$180,790
Accrued interest	41,589	26,725	—	77,196	—	145,510
Deferred directory revenue	—	—	430,799	736,878	—	1,167,677
Short-term deferred income taxes, net	9,796	59,725	—	—	(69,521)	—
Current portion of long-term debt	—	77,326	—	376,865	—	454,191

Total current liabilities	60,731	206,491	461,226	1,286,225	(66,505)	1,948,168

Intercompany, net	310,042	348,543	(673,799)	66,046	(50,832)	—
Long-term debt	2,787,878	2,341,686	—	4,617,165	—	9,746,729
Deferred income taxes, net	2,115	—	399,093	2,095,735	(201,937)	2,295,006
Other long-term liabilities	11,987	49,163	18,126	124,821	(15,257)	188,840

Shareholders’ equity	1,927,089	782,287	1,719,665	4,127,813	(6,629,765)	1,927,089

Total Liabilities and Shareholders’ Equity	$5,099,842	$3,728,170	$1,924,311	$12,317,805	$(6,964,296)	$16,105,832

R.H. Donnelley Corporation
Condensed Consolidating Balance Sheet
December 31, 2006

	R.H. Donnelley	R.H.		Non-		Consolidated
	Corporation	Donnelley Inc.	Guarantor	Guarantor		R.H. Donnelley
	(Parent)	(Issuer)	Subsidiaries	Subsidiaries	Eliminations	Corporation

Assets

Cash and cash equivalents	$122,565	$1,606	$3,299	$28,779	$—	$156,249
Accounts receivable, net	—	—	441,962	606,289	—	1,048,251
Deferred directory costs	—	—	67,204	144,618	—	211,822
Prepaid expenses and other current assets	9,485	22,908	27,109	76,159	(19,758)	115,903

Total current assets	132,050	24,514	539,574	855,845	(19,758)	1,532,225

Investment in subsidiaries	4,507,776	1,620,213	—	—	(6,127,989)	—
Fixed assets and computer software, net	7,258	80,949	7,127	64,028	—	159,362
Other non-current assets	148,066	74,485	2,212	19,705	(102,849)	141,619
Intercompany notes receivable	—	2,102,997	(2,102,997)	—	—	—
Intangible assets, net	—	—	2,755,624	8,722,372	—	11,477,996
Goodwill	—	—	315,560	2,520,706	—	2,836,266

Total Assets	$4,795,150	$3,903,158	$1,517,100	$12,182,656	$(6,250,596)	$16,147,468

Liabilities and Shareholders’ Equity

Accounts payable and accrued liabilities	$8,483	$35,668	$36,942	$88,397	$—	$169,490
Accrued interest	90,971	11,950	—	76,498	—	179,419
Deferred directory revenue	—	—	439,100	758,696	—	1,197,796
Short-term deferred income taxes, net	—	52,036	48,907	—	(21,061)	79,882
Current portion of long-term debt	—	112,200	—	270,431	—	382,631

Total current liabilities	99,454	211,854	524,949	1,194,022	(21,061)	2,009,218

Intercompany, net	413,098	421,302	(858,320)	10,986	12,934	—
Long-term debt	2,451,873	2,442,269	—	5,126,379	—	10,020,521
Deferred income taxes, net	—	113	204,320	1,994,636	(99,967)	2,099,102
Other long-term liabilities	9,969	52,366	25,938	124,111	(14,513)	197,871

Shareholders’ equity	1,820,756	775,254	1,620,213	3,732,522	(6,127,989)	1,820,756

Total Liabilities and Shareholders’ Equity	$4,795,150	$3,903,158	$1,517,100	$12,182,656	$(6,250,596)	$16,147,468

R.H. Donnelley Corporation
Condensed Consolidating Statement of Operations
For the Three months ended September 30, 2007

	R.H. Donnelley	R.H. Donnelley		Non-		Consolidated
	Corporation	Inc.	Guarantor	Guarantor		R.H. Donnelley
	(Parent)	(Issuer)	Subsidiaries	Subsidiaries	Eliminations	Corporation

Net revenue	$—	$—	$254,759	$419,518	$(4,338)	$669,939
Expenses	4,418	20,556	128,447	283,052	(4,004)	432,469
Partnership and equity income	50,800	52,706	—	—	(103,506)	—

Operating income	46,382	32,150	126,312	136,466	(103,840)	237,470
Interest expense, net	(56,676)	(6,236)	(41,980)	(96,211)	—	(201,103)
Other (loss)	—	—	(289)	—	289	—

Income (loss) before income taxes	(10,294)	25,914	84,043	40,255	(103,551)	36,367
(Provision) benefit for income taxes	28,419	2,757	(31,337)	(18,126)	45	(18,242)

Net income	$18,125	$28,671	$52,706	$22,129	$(103,506)	$18,125

R.H. Donnelley Corporation Condensed Consolidating Statement of Operations For the Three months ended September 30, 2006

	R.H. Donnelley	R.H. Donnelley		Non-		Consolidated
	Corporation	Inc.	Guarantor	Guarantor		R.H. Donnelley
	(Parent)	(Issuer)	Subsidiaries	Subsidiaries	Eliminations	Corporation

Net revenue	$—	$—	$258,315	$265,876	$—	$524,191
Expenses	738	15,538	123,009	240,662	(343)	379,604
Partnership and equity income	(1,919)	55,883	—	—	(53,964)	—

Operating income (loss)	(2,657)	40,345	135,306	25,214	(53,621)	144,587
Interest expense, net	(51,818)	(400)	(48,702)	(100,848)	—	(201,768)
Other (loss)	—	—	(285)	—	285	—

(Loss) income before income taxes	(54,475)	39,945	86,319	(75,634)	(53,336)	(57,181)
Benefit (provision) for income taxes	19,090	4,294	(30,436)	29,476	(628)	21,796

Net (loss) income	$(35,385)	$44,239	$55,883	$(46,158)	$(53,964)	$(35,385)

R.H. Donnelley Corporation Condensed Consolidating Statement of Operations For the Nine months ended September 30, 2007

	R.H. Donnelley	R.H. Donnelley		Non-		Consolidated
	Corporation	Inc.	Guarantor	Guarantor		R.H. Donnelley
	(Parent)	(Issuer)	Subsidiaries	Subsidiaries	Eliminations	Corporation

Net revenue	$—	$—	$770,735	$1,235,968	$(7,371)	$1,999,332
Expenses	11,227	56,869	400,767	832,535	(6,674)	1,294,724
Partnership and equity income	160,852	152,534	—	—	(313,386)	—

Operating income	149,625	95,665	369,968	403,433	(314,083)	704,608
Interest expense, net	(163,210)	(19,593)	(124,840)	(294,097)	—	(601,740)
Other (loss)	—	—	(741)	—	741	—

Income (loss) before income taxes	(13,585)	76,072	244,387	109,336	(313,342)	102,868
(Provision) benefit for income taxes	72,582	21,628	(91,853)	(46,184)	(44)	(43,871)

Net income	$58,997	$97,700	$152,534	$63,152	$(313,386)	$58,997

R.H. Donnelley Corporation
Condensed Consolidating Statement of Operations
For the Nine months ended September 30, 2006

	R.H. Donnelley	R.H. Donnelley		Non-		Consolidated
	Corporation	Inc.	Guarantor	Guarantor		R.H. Donnelley
	(Parent)	(Issuer)	Subsidiaries	Subsidiaries	Eliminations	Corporation

Net revenue	$—	$—	$778,155	$498,865	$—	$1,277,020
Expenses	3,965	56,894	369,018	593,197	(2,102)	1,020,972
Partnership and equity income	(93,530)	186,019	—	—	(92,489)	—

Operating income (loss)	(97,495)	129,125	409,137	(94,332)	(90,387)	256,048
Interest expense, net	(142,812)	(29,860)	(116,605)	(268,380)	—	(557,657)
Other (loss)	—	—	(935)	—	935	—

(Loss) income before income taxes	(240,307)	99,265	291,597	(362,712)	(89,452)	(301,609)
Benefit (provision) for income taxes	53,377	28,767	(105,578)	141,150	(3,037)	114,679

Net (loss) income	(186,930)	128,032	186,019	(221,562)	(92,489)	(186,930)
Preferred dividend	(1,974)	—	—	—	—	(1,974)
Gain on repurchase of preferred stock	31,195	—	—	—	—	31,195

(Loss) income available to common shareholders	$(157,709)	$128,032	$186,019	$(221,562)	$(92,489)	$(157,709)

R.H. Donnelley Corporation Condensed Consolidating Statement of Cash Flows For the Nine months ended September 30, 2007

	R.H. Donnelley	R.H. Donnelley		Non-		Consolidated
	Corporation	Inc.	Guarantor	Guarantor		R.H. Donnelley
	(Parent)	(Issuer)	Subsidiaries	Subsidiaries	Eliminations	Corporation

Cash flow from operating activities	$(217,839)	$252,865	$(2,693)	$432,091	$5,910	$470,334
Cash flow from investing activities:
Additions to fixed assets and computer software	(2,919)	(21,595)	(2,155)	(35,150)	—	(61,819)
Acquisitions, net of cash received	(334,260)	—	—	5,323	—	(328,937)
Equity investment	(2,500)	—	—	—	—	(2,500)

Net cash flow used in investing activities	(339,679)	(21,595)	(2,155)	(29,827)	—	(393,256)

Cash flow from financing activities:
Proceeds from issuance of debt, net of costs	323,656	—	—	—	—	323,656
Revolver borrowings	—	283,850	—	286,800	—	570,650
Revolver repayments	—	(309,750)	—	(256,300)	—	(566,050)
Credit facilities repayments and note repurchases	—	(109,557)	—	(452,729)	—	(562,286)
Proceeds from issuance of common stock	9,000	—	—	—	—	9,000
Increase (decrease) in book overdrafts	(336)	(1,663)	(1,696)	1,699	—	(1,996)
Proceeds from employee stock option exercises	12,741	—	—	—	—	12,741
Excess tax benefit from employee stock option exercises	—	5,910	—	—	(5,910)	—
Intercompany Debt	—	(56,776)	56,776	—	—	—
Dividends to Parent	94,278	(44,278)	(50,000)	—	—	—

Net cash flow used in financing activities	439,339	(232,264)	5,080	(420,530)	(5,910)	(214,285)

Change in cash	(118,179)	(994)	232	(18,266)	—	(137,207)
Cash at beginning of year	122,565	1,606	3,299	28,779	—	156,249

Cash at end of period	$4,386	$612	$3,531	$10,513	$—	$19,042

R.H. Donnelley Corporation
Condensed Consolidating Statement of Cash Flows
For the Nine months ended September 30, 2006

	R.H.	R.H.
	Donnelley	Donnelley		Non-		Consolidated
	Corporation	Inc.	Guarantor	Guarantor		R.H. Donnelley
	(Parent)	(Issuer)	Subsidiaries	Subsidiaries	Eliminations	Corporation

Cash flow from operations	$8,430	$161,768	$66,437	$301,374	$28,409	$566,418
Cash flow from investing activities:
Additions to fixed assets and computer software	(923)	(25,808)	(1,358)	(13,808)	—	(41,897)
Acquisitions, net of cash received	(1,768,587)	—	—	—	(132,839)	(1,901,426)

Net cash flow used in investing activities	(1,769,510)	(25,808)	(1,358)	(13,808)	(132,839)	(1,943,323)

Cash flow from financing activities
Proceeds from issuance of debt, net of costs	2,079,005	(1,397)	—	443,181	(6,408)	2,514,381
Revolver borrowings	—	185,600	—	453,800	—	639,400
Revolver repayments	—	(172,200)	—	(428,700)	—	(600,900)
Repurchase of redeemable convertible preferred stock	(336,819)	—	—	—	—	(336,819)
Credit facilities repayments and note repurchases	—	(215,580)	—	(501,663)	2,916	(714,327)
(Decrease) increase in checks not yet presented for payment	219	518	(323)	(3,626)	—	(3,212)
Proceeds from employee stock option exercises	23,643	—	—	—	—	23,643
Dividends to Parent	137,745	65,000	(65,000)	(265,745)	128,000	—

Net cash flow provided by (used in) financing activities	1,903,793	(138,059)	(65,323)	(302,753)	124,508	1,522,166

Change in cash	142,713	(2,099)	(244)	(15,187)	20,078	145,261
Cash at beginning of year	830	2,703	4,260	20,078	(20,078)	7,793

Cash at end of period	$143,543	$604	$4,016	$4,891	$—	$153,054

12. Subsequent Events
On October 2, 2007, we issued $1.0 billion of Series A-4 Notes. Proceeds from the Series A-4 Notes were (a) used to repay the $328 million RHD Credit Facility used to fund the Business.com Acquisition, (b) contributed to RHDI in order to provide funding for the tender offer and consent solicitation of RHDI’s $600 million Senior Subordinated Notes and (c) used to pay related fees and expenses and for other general corporate purposes. On October 17, 2007, we issued an additional $500 million of Series A-4 Notes. Proceeds from this issuance were transferred to certain subsidiaries in order to repay portions of the term loans outstanding under the existing Dex Media East and RHDI credit facilities and pay related fees and expenses.
Interest on the Series A-4 Notes is payable semi-annually on April 15 and October 15 of each year, commencing on April 15, 2008. The Series A-4 Notes are senior unsecured obligations of RHD, senior in right of payment to all of RHD’s existing and future senior subordinated debt and future subordinated obligations and rank equally with any of RHD’s existing and future senior unsecured debt. The Series A-4 Notes are effectively subordinated to RHD’s secured debt, including RHD’s guarantee of borrowings under the RHDI Credit Facility and are structurally subordinated to any existing or future liabilities (including trade payables) of our direct and indirect subsidiaries.
The Series A-4 Notes were issued to certain institutional investors in an offering exempt from registration requirements under the Securities Act of 1933. Under the terms of a registration rights agreement, the Company has agreed to file a registration statement for the Series A-4 Notes within 210 days subsequent to the initial closing.
In October 2007, under the terms and conditions of a tender offer and consent solicitation to purchase RHDI’s $600 million Senior Subordinated Notes that RHDI commenced on September 18, 2007, $599.9 million, or 99.9%, of the outstanding Senior Subordinated Notes were repurchased.

The tender offer and repayment of the RHD Credit Facility will be accounted for as extinguishments of debt resulting in a loss charged to interest expense during the three months ending December 31, 2007. RHDI expects to redeem the remaining outstanding Senior Subordinated Notes. December 15, 2007 is the first date upon which such redemption may occur pursuant to the terms of that indenture. This statement shall not constitute a notice of redemption under that indenture, and such notice, if made, will only be made in accordance with the applicable provisions of that indenture.
On October 17, 2007, $300.0 million of the term loans outstanding under the Dex Media East credit facility and $191.0 million of the term loans outstanding under the RHDI credit facility were repaid from the proceeds of the Series A-4 Notes issued on October 17, 2007. The partial repayment of the term loans outstanding under these credit facilities will be accounted for as extinguishments of debt resulting in a loss charged to interest expense during the three months ending December 31, 2007.
On October 24, 2007, we replaced the existing Dex Media East credit facility with a new Dex Media East credit facility. The new Dex Media East credit facility consists of a $700.0 million aggregate principal amount tranche A term loan facility with a six-year term, a $400.0 million aggregate principal amount tranche B term loan facility with a seven-year term, a $100.0 million aggregate principal amount revolving loan facility and a $200.0 million aggregate principal amount uncommitted incremental facility, in which Dex Media East would have the right, subject to obtaining commitments for such incremental loans, on one or more occasions to increase the tranche A term loan, tranche B term loan or the revolving loan facility by such amount. The tranche A term loan may be borrowed in a single drawing on any date (the “Drawdown Date”) on or prior to December 4, 2007. The tranche B term loan may be borrowed in two drawings: once on the closing date and a second on the Drawdown Date. The new credit facility is secured by pledges of similar assets and has similar covenants and events of default as the existing Dex Media East credit facility. The proceeds from the new credit facility were used to repay the remaining term loans under the existing Dex Media East credit facility and the delayed draw term loans are available to provide funding for the redemption of Dex Media East’s outstanding 9.875% senior notes due 2009 and outstanding 12.125% senior subordinated notes due 2012, which is expected to occur on November 26, 2007. The repayment of the remaining term loans outstanding under the existing Dex Media East credit facility and redemption of Dex Media East’s outstanding 9.875% senior notes and outstanding 12.125% senior subordinated notes will be accounted for as extinguishments of debt resulting in a loss charged to interest expense during the three months ending December 31, 2007.

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
Corporate Overview
We are one of the nation’s largest Yellow Pages and online local commercial search companies, based on revenue. We publish and distribute advertiser content utilizing three of the most highly recognizable brands in the industry, Qwest, Embarq (formerly known as Sprint) and AT&T (formerly known as SBC). Our “triple-play” integrated marketing solutions assist advertisers by attracting large volumes of ready-to-buy consumers through the combination of our print directories, Internet Yellow Pages (“IYP”) and search engine marketing (“SEM”) and search engine optimization (“SEO”) services.
As previously announced, we are utilizing a new Dex market brand for all of our print and online products across our entire footprint. As part of this branding strategy, we also announced DexKnows.com® as our new uniform resource locator (“URL”) across our entire footprint that will upgrade our existing online sites over the remainder of 2007 and into 2008. This initiative was undertaken as IYP is a cornerstone of our “triple play” strategy and this platform will make our rich, accurate content available on a single search site. We will continue to leverage the recognizable Embarq and AT&T brands on our print products in those respective markets while also creating a single look and feel for both print and online products by highlighting the Dex name. Within the Qwest markets, the Dex brand has tremendous name recognition and DexKnows.com is the leader in online local search. The DexKnows.com site leverages this success and adds enhanced capabilities, new features and an intuitive interface. In the AT&T and Embarq markets, we will convert the existing online sites in stages over the remainder of 2007 and into 2008.

Significant Business Developments
On August 23, 2007, we acquired Business.com, Inc. (“Business.com”), a leading business search engine and directory and performance based advertising network, for a disclosed amount of $345.0 million (the “Business.com Acquisition”). The purchase price determined in accordance with generally accepted accounting principles (“GAAP”) is $334.2 million and excludes certain items such as the value of unvested equity awards. The purpose of the Business.com Acquisition was to expand our existing interactive portfolio by adding leading Internet advertising talent and technology, to strengthen RHD’s position in the expanding local commercial search market and to develop an online performance based advertising network. Business.com also provides the established business-to-business online properties of Business.com, Work.com and the Business.com Advertising Network. The Business.com Advertising Network serves advertising on non-proprietary websites and shares advertiser revenue with third-party sites for qualified clicks each time a visitor clicks on our advertisers’ listings. This network provides a way for media buyers of all types to coordinate advertising campaigns across various sites in an efficient manner. The Business.com and Work.com properties attract an audience of business decision makers. Business.com enhances the revenues from these properties through the use of its performance based advertising (“PBA”) platform. Advertisers bid on a cost-per click basis against other advertisers for priority placement within search results. The Business.com PBA platform provides for flexible advertising provisioning and bid management capabilities. We expect to adopt the Business.com technology platform to serve our existing advertiser base at our DexKnows.com Internet Yellow Pages site. Business.com now operates as a direct, wholly-owned subsidiary of RHD. The results of Business.com have been included in our consolidated results commencing August 23, 2007. In conjunction with the Business.com Acquisition, the founder and Chief Executive Officer of Business.com, Jacob Winebaum, has been appointed President of RHD’s Interactive Division. Under the terms of a related Stock Purchase Agreement, dated as of July 27, 2007, on August 23, 2007, Mr. Winebaum purchased from RHD 148,372 shares of RHD common stock for approximately $9.0 million.
The Business.com Acquisition has been accounted for as a purchase business combination. In connection with the Business.com Acquisition, we identified and recorded certain intangible assets at their estimated fair value, including (1) advertiser relationships and third party contracts, (2) technology and network platforms and (3) trade names and trademarks. These intangible assets are being amortized over remaining useful lives ranging from 3 to 10 years under the straight-line method, with the exception of the advertiser relationships and network platform intangible assets, which are amortized under the income forecast method. During the three months ended September 30, 2007, $274.1 million has been accounted for as goodwill relating to the Business.com Acquisition. Subsequent information could come to our attention that may require us to revise the purchase price allocation associated with the Business.com Acquisition.
On October 2, 2007, we issued $1.0 billion aggregate principal amount of 8.875% Series A-4 Senior Notes due 2017 (“Series A-4 Notes”). Proceeds from the Series A-4 Notes were (a) used to repay a $328 million RHD credit facility (“RHD Credit Facility”) used to fund the Busisness.com Acquisition, (b) contributed to R.H. Donnelley Inc. (“RHDI”) in order to provide the funding for the tender offer and consent solicitation of RHDI’s $600 million aggregate principal amount 10.875% Senior Subordinated Notes due 2012 (“Senior Subordinated Notes”) and (c) used to pay related fees and expenses and for other general corporate purposes. On October 17, 2007, we issued an additional $500 million of our Series A-4 Notes. Proceeds from the October 17, 2007 Series A-4 Notes issuance were transferred to certain subsidiaries in order to repay portions of the term loans outstanding under the existing Dex Media East and RHDI credit facilities and pay related fees and expenses.
In October 2007, under the terms and conditions of a tender offer and consent solicitation to purchase RHDI’s $600 million Senior Subordinated Notes that RHDI commenced on September 18, 2007, $599.9 million, or 99.9%, of the outstanding Senior Subordinated Notes were repurchased.
On October 24, 2007, we replaced the existing Dex Media East credit facility with a new Dex Media East credit facility. The proceeds from the new Dex Media East credit facility were used to repay the remaining term loans under the existing Dex Media East credit facility and are available to provide funding for the redemption of Dex Media East’s outstanding 9.875% senior notes due 2009 and outstanding 12.125% senior subordinated notes due 2012, which is expected to occur on November 26, 2007.
See Item 1, “Financial Statements (Unaudited) — Note 12, Subsequent Events,” for additional information regarding these financing and other related transactions.
Segment Reporting
Management reviews and analyzes its business of publishing yellow pages directories and related local commercial search as one operating segment.
New Accounting Pronouncements
We have reviewed accounting pronouncements that were issued as of September 30, 2007, which the Company has not yet adopted, and do not believe that the pronouncements will have a material impact on our financial position or operating results.

RESULTS OF OPERATIONS
Three and nine months ended September 30, 2007 and 2006
Factors Affecting Comparability
Acquisitions
As a result of the Dex Media Merger and our acquisition of the directory publishing business of AT&T Inc. (“AT&T Directory Acquisition”), the related financings and associated purchase accounting, our 2007 results reported in accordance with GAAP are not comparable to our 2006 reported GAAP results. GAAP results presented for the nine months ended September 30, 2006 include only eight months of results from the Dex Media business, which was acquired on January 31, 2006. Under the deferral and amortization method of revenue recognition, the billable value of directories published is recognized as revenue in subsequent reporting periods. However, purchase accounting precluded us from recognizing directory revenue and certain expenses associated with directories that published prior to the Dex Media Merger, including all directories published in the month the Dex Media Merger was completed. Thus, our reported 2007 and 2006 GAAP results are not comparable and our 2006 results are not indicative of our underlying operating and financial performance. Accordingly, management is presenting adjusted and adjusted pro forma information for the three and nine months ended September 30, 2006, respectively, that, among other things, eliminates the purchase accounting impact on revenue and certain expenses related to the Dex Media Merger, and for the nine months ended September 30, 2006, assumes the Dex Media Merger occurred at the beginning of 2006. Management believes that the presentation of this adjusted and adjusted pro forma information will help financial statement users better and more easily compare current period underlying operating results against what the combined company performance would more likely have been in the comparable prior period. All of the adjusted and adjusted pro forma amounts disclosed under the caption “Adjusted and Adjusted Pro Forma Amounts and Other Non-GAAP Measures” below or elsewhere are non-GAAP measures, which are reconciled to the most comparable GAAP measures under that caption below. While the adjusted and adjusted pro forma results exclude the effects of purchase accounting, and certain other non-recurring items, to better reflect underlying operating results in the respective periods, because of differences between RHD and Dex Media and their respective accounting policies, the 2007 GAAP results and 2006 adjusted and adjusted pro forma results are not strictly comparable and should not be treated as such.
Other Activities
Our operating results in 2007 have been and will be impacted by investments in our “triple play” strategy, focusing on our online products and services, and our directory publishing business with new product introductions in our Qwest, Embarq and AT&T markets. These investments include launching our new Dex market brand and our new URL, DexKnows.com, across our entire footprint, the introduction of plus companion directories in our Embarq and AT&T markets, as well as associated marketing and advertising campaigns, employee training associated with new product introductions, and consolidation of our IT platform.
GAAP Reported Results
Net Revenue
The components of our net revenue for the three and nine months ended September 30, 2007 and 2006 were as follows:

	Three months ended September 30,			Nine months ended September 30,
(amounts in millions)	2007	2006	$ Change	2007	2006	$ Change

Gross directory advertising revenue	$675.9	$528.2	$147.7	$2,015.3	$1,282.4	$732.9
Sales claims and allowances	(12.8)	(13.3)	0.5	(44.3)	(28.6)	(15.7)

Net directory advertising revenue	663.1	514.9	148.2	1,971.0	1,253.8	717.2
Other revenue	6.8	9.3	(2.5)	28.3	23.2	5.1

Total	$669.9	$524.2	$145.7	$1,999.3	$1,277.0	$722.3

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
Total net revenue for the three and nine months ended September 30, 2007 was $669.9 million and $1,999.3 million, respectively, representing an increase of $145.7 million and $722.3 million, respectively, from total net revenue reported for the three and nine months ended September 30, 2006 of $524.2 million and $1,277.0 million, respectively. The increase in total net revenue for the three months ended September 30, 2007 is primarily due to the effects of purchase accounting associated with the Dex Media Merger in 2006 described below. The increase in total net revenue for the nine months ended September 30, 2007 is primarily due to recognizing a full period of results from the acquired Dex Media business, absent any adverse impact from purchase accounting associated with the Dex Media Merger, as opposed to recognizing only eight months of results from the Dex Media business during the nine months ended September 30, 2006 and the related purchase accounting impact during that period. Total net revenue for the three and nine months ended September 30, 2007 includes $407.8 million and $1,219.4 million, respectively, of net revenue from directories acquired in the Dex Media Merger (“Qwest directories”), compared to $266.5 million and $501.9 million for the three and nine months ended September 30, 2006, respectively. Due to purchase accounting, net directory revenue for the three and nine months ended September 30, 2006 excluded the amortization of advertising revenue for Qwest directories published before February 2006 under the deferral and amortization method totaling $141.6 million and $602.0 million, respectively, which would have been reported in the period absent purchase accounting. Purchase accounting related to the Dex Media Merger has no impact on reported revenue in 2007.
The increase in total net revenue for the three and nine months ended September 30, 2007 is also due to new product introductions, including online products and services, in our Qwest, Embarq and AT&T markets, incremental revenue from Business.com and Local Launch, increases in national directory revenue in our Qwest markets and increased internet-based revenue in our Qwest, Embarq and AT&T markets. These increases are partially offset by declines in renewal business in certain of our Qwest and Embarq markets, declines in sales productivity related to systems modernization and weaker housing trends in certain of our Embarq markets, and declines in some of our AT&T markets during the first quarter of 2007 due to re-alignment of the coverage areas of our publications to better reflect shopping patterns and weaker national directory revenue across the AT&T footprint.
Other revenue for the three and nine months ended September 30, 2007 totaled $6.8 million and $28.3 million, respectively, representing a decrease of $2.5 million from other revenue of $9.3 million reported for the three months ended September 30, 2006 and an increase of $5.1 million from other revenue of $23.2 million reported for the nine months ended September 30, 2006. Other revenue includes barter revenue, late fees received on outstanding customer balances, commissions earned on sales contracts with respect to advertising placed into other publishers’ directories, and sales of directories and certain other advertising-related products. The decrease in other revenue for the three months ended September 30, 2007 is primarily due to other advertising-related products. The increase in other revenue for the nine months ended September 30, 2007 is primarily a result of recognizing a full period of results from the Dex Media business, as opposed to recognizing only eight months of results from the Dex Media business during the nine months ended September 30, 2006, partially offset by other advertising-related products.

Advertising sales is a statistical measure and consists of sales of advertising in print directories distributed during the period and Internet-based products and services with respect to which such advertising first appeared publicly during the period. It is important to distinguish advertising sales from net revenue, which is recognized under the deferral and amortization method. Advertising sales for the three and nine months ended September 30, 2007 were $541.6 million and $2,045.2 million, respectively, and were $547.7 million and $2,038.9 million for the three and nine months ended September 30, 2006, respectively. Advertising sales for all periods presented above assumes the Business.com Acquisition occurred on January 1, 2006, and for the nine months ended September 30, 2006 assumes the Dex Media Merger occurred on January 1, 2006. The $6.1 million decrease in advertising sales for the three months ended September 30, 2007 is a result of declines in local print advertising sales in certain of our Qwest, Embarq and AT&T markets mainly driven by unfavorable economic conditions, partially offset by increases in Business.com advertising sales and IYP and SEM advertising sales in certain of our markets. The $6.3 million increase in advertising sales for the nine months ended September 30, 2007 is a result of increases in Business.com advertising sales and IYP and SEM advertising sales in certain of our markets, partially offset by declines in local print advertising sales in certain of our Qwest, Embarq and AT&T markets, mainly driven by unfavorable economic conditions. Revenue with respect to print advertising, and Internet-based advertising products that are bundled with print advertising, is recognized under the deferral and amortization method, whereby revenue is initially deferred when a directory is published and recognized ratably over the directory’s life, which is typically 12 months. Revenue with respect to Internet-based services that are not bundled with print advertising, such as SEM and SEO services, is recognized as delivered or fulfilled.
Expenses
The components of our total expenses for the three and nine months ended September 30, 2007 and 2006 were as follows:

	Three months ended			Nine months ended
	September 30,			September 30,
(amounts in millions)	2007	2006	$ Change	2007	2006	$ Change

Cost of revenue	$286.6	$260.0	$26.6	$866.2	$673.2	$193.0
General and administrative expenses	34.3	34.5	(0.2)	104.8	114.5	(9.7)
Depreciation and amortization	111.5	85.1	26.4	323.7	233.2	90.5

Total	$432.4	$379.6	$52.8	$1,294.7	$1,020.9	$273.8

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

Cost of Revenue
Total cost of revenue for the three and nine months ended September 30, 2007 was $286.6 million and $866.2 million, respectively, compared to $260.0 million and $673.2 million reported for the three and nine months ended September 30, 2006, respectively. The primary components of the respective $26.6 million and $193.0 million increase in cost of revenue are as follows:

	Three Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2007	2007
(amounts in millions)	$ Change	$ Change

Expenses related to the Dex Media business excluded from the three and nine months ended September 30, 2006 due to purchase accounting from the Dex Media Merger	$38.3	$208.6
Increased internet production and distribution costs	11.1	24.3
Increased advertising and branding expenses	11.1	13.1
Increased print, paper and distribution costs	4.0	12.2
(Decrease) increase in information technology (“IT”) expenses	(4.6)	8.5
Decreased barter expense	(2.6)	(7.1)
Decreased “cost uplift” expense	(31.1)	(54.0)
All other, net	0.4	(12.6)

Total increase in cost of revenue for the three and nine months ended September 30, 2007	$26.6	$193.0

Cost of revenue for the three months ended September 30, 2007 increased $26.6 million compared to the three months ended September 30, 2006 partially due to the effects of purchase accounting associated with the Dex Media Merger in 2006. Cost of revenue for the nine months ended September 30, 2007 increased $193.0 million compared to the nine months ended September 30, 2006 primarily due to the effects of purchase accounting associated with the Dex Media Merger in 2006, as well as recognizing a full period of results from the acquired Dex Media business.
Similar to the deferral and amortization method of revenue recognition, certain costs directly related to the selling and production of our directories are initially deferred when incurred and recognized ratably over the life of a directory. As a result of purchase accounting required by GAAP, deferred commissions, print and delivery costs totaling $38.3 million and $208.6 million, were not reported during the three and nine months ended September 30, 2006, respectively, related to directories that published prior to the Dex Media Merger. Directory expenses incurred during the three and nine months ended September 30, 2006 include the amortization of deferred directory costs relating to Qwest directories published beginning in February 2006.
During the three months ended September 30, 2007, we incurred $11.1 million of additional expenses related to internet production and distribution due to investment in our triple play strategy, compared to the three months ended September 30, 2006. During the nine months ended September 30, 2007, we incurred $24.3 million of additional expenses related to internet production and distribution due to recognizing a full period of results from the acquired Dex Media business, as well as investment in our triple play strategy, compared to the nine months ended September 30, 2006. This investment focuses on enhancing our online products and services (IYP, SEM and SEO).
During the three and nine months ended September 30, 2007, we incurred $11.1 million and $13.1 million, respectively, of additional advertising and branding expenses in connection with our triple play strategy, compared to the three and nine months ended September 30, 2006. These advertising and branding costs were incurred to promote the Dex brand name for all of our print and online products across our entire footprint as well as the use of DexKnows.com as our new URL across our entire footprint.
During the three and nine months ended September 30, 2007, we incurred $4.0 million and $12.2 million, respectively, of additional print, paper and distribution costs, compared to the three and nine months ended September 30, 2006, due to new print products, including the introduction of companion directories in our Embarq and AT&T markets. Companion directories are a small format directory that serves as a complement to the core directory, with replicated advertising from the core directory available for an additional charge.

During the three months ended September 30, 2007, IT expenses declined $4.6 million compared to the three months ended September 30, 2006, due to cost savings resulting from lower rates associated with a new IT contract, which became effective in July 2007. During the nine months ended September 30, 2007, we incurred approximately $8.5 million of additional IT expenses compared to the nine months ended September 30, 2006, due to recognizing a full period of results from the acquired Dex Media business, as well as costs to achieve synergies which include enhancements and technical support of multiple production systems as we continue implementing our integration plan to a consolidated IT platform. This increase is partially offset by cost savings resulting from lower rates associated with the new IT contract.
During the three and nine months ended September 30, 2007, barter expenses declined $2.6 million and $7.1 million, respectively, compared to the three and nine months ended September 30, 2006, due to declines in barter activity in our Qwest markets.
As a result of purchase accounting required by GAAP, we recorded the deferred directory costs related to directories that were scheduled to publish subsequent to the Dex Media Merger and the AT&T Directory Acquisition at their fair value, determined as (a) the estimated billable value of the published directory less (b) the expected costs to complete the directories, plus (c) a normal profit margin. We refer to this purchase accounting entry as “cost uplift.” The fair value of these costs was determined to be $157.7 million and $81.3 million for the Dex Media Merger and AT&T Directory Acquisition, respectively. These costs are amortized as cost of revenue over the terms of the applicable directories and such amortization totaled $3.3 million and $27.9 million, respectively, for the three and nine months ended September 30, 2007 relating to the Dex Media Merger compared to $34.4 million and $81.9 million, respectively, for the three and nine months ended September 30, 2006 relating to the Dex Media Merger and AT&T Directory Acquisition. This represents a decrease in cost uplift expense of $31.1 million and $54.0 million, respectively, for the three and nine months ended September 30, 2007. Approximately $1.0 million of cost uplift expense remains unamortized at September 30, 2007, which will be fully expensed during the three months ending December 31, 2007.
Changes in the All other category primarily relate to a decrease in print delivery management costs due to synergies resulting from the Dex Media Merger, a decrease in non-cash stock-based compensation expense, and achieving economies of scale in other areas subsequent to the Dex Media Merger, partially offset by an increase in sales training costs associated with new product introductions, including online products and services.
General and Administrative Expenses
General and administrative (“G&A”) expenses for the three and nine months ended September 30, 2007 were $34.3 million and $104.8 million, respectively, compared to $34.5 million and $114.5 million for the three and nine months ended September 30, 2006, respectively. The primary components of the respective $0.2 million and $9.7 million decrease in G&A expenses are as follows:

	Three Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2007	2007
(amounts in millions)	$ Change	$ Change

Decreased general corporate expenses	$—	$(4.4)
All other, net	(0.2)	(5.3)

Total decrease in G&A expenses for the three and nine months ended September 30, 2007	$(0.2)	$(9.7)

G&A expenses for the nine months ended September 30, 2007 included reductions in general corporate expenses of $4.4 million from the nine months ended September 30, 2006, primarily relating to achieving economies of scale subsequent to the Dex Media Merger, as well as Company-wide expense reduction efforts.
Changes in the All other category primarily relate to a decrease in non-cash stock-based compensation expense for the three and nine months ended September 30, 2007, partially offset by an increase in billing, credit and collection expenses for the three and nine months ended September 30, 2007.

Depreciation and Amortization
Depreciation and amortization (“D&A”) expense for the three and nine months ended September 30, 2007 was $111.5 million and $323.7 million, respectively, compared to $85.1 million and $233.2 million for the three and nine months ended September 30, 2006, respectively. Amortization of intangible assets was $98.9 million and $285.9 million for the three and nine months ended September 30, 2007, respectively, compared to $73.4 million and $199.8 million for the three and nine months ended September 30, 2006, respectively. The increase in amortization expense for the three months ended September 30, 2007 is primarily due to amortizing the local customer relationships intangible asset acquired in the Dex Media Merger beginning in the first quarter of 2007 and amortization of intangible assets acquired in the Business.com Acquisition. The increase in amortization expense for the nine months ended September 30, 2007 is due to recognizing a full period of amortization related to intangible assets acquired in the Dex Media Merger, amortizing the local customer relationships intangible asset acquired in the Dex Media Merger beginning in the first quarter of 2007 and amortization of intangible assets acquired in the Business.com Acquisition.
Depreciation of fixed assets and amortization of computer software was $12.6 million and $37.8 million for the three and nine months ended September 30, 2007, respectively, compared to $11.7 million and $33.4 million for the three and nine months ended September 30, 2006, respectively. The increase in depreciation expense for the three months ended September 30, 2007 was primarily due to fixed asset additions related to computer software. The increase in depreciation expense for the nine months ended September 30, 2007 was primarily due to recognizing a full period of depreciation related to fixed assets acquired in the Dex Media Merger as well as fixed asset additions related to computer software.
Operating Income
Operating income for the three and nine months ended September 30, 2007 and 2006 was as follows:

	Three months ended September 30,			Nine months ended September 30,

(amounts in millions)	2007	2006	$ Change	2007	2006	$ Change

Total	$237.5	$144.6	$92.9	$704.6	$256.1	$448.5

Operating income for the three and nine months ended September 30, 2007 of $237.5 million and $704.6 million, respectively, increased by $92.9 million and $448.5 million, respectively, from operating income of $144.6 million and $256.1 million for the three and nine months ended September 30, 2006, respectively. The increase in operating income for the three and nine months ended September 30, 2007 is due to the revenue and expense trends described above.
Interest Expense, Net
Net interest expense for the three and nine months ended September 30, 2007 was $201.1 million and $601.7 million, respectively, compared to $201.8 million and $557.7 million for the three and nine months ended September 30, 2006, respectively. The decrease in net interest expense of $0.7 million for the three months ended September 30, 2007 when compared to the prior corresponding period, is primarily due to lower outstanding debt during the period due to debt repayments, partially offset by interest expense associated with the RHD Credit Facility entered into on August 23, 2007 to finance the Business.com Acquisition. The increase in net interest expense of $44.0 million for the nine months ended September 30, 2007 when compared to the prior corresponding period, is primarily due to recognizing a full period of interest expense related to the outstanding debt associated with the Dex Media Merger and GS Repurchase (defined below) and debt acquired in the Dex Media Merger, as well as interest expense associated with the RHD Credit Facility. This increase is partially offset by lower outstanding debt during the nine months ended September 30, 2007 due to debt repayments. See “Liquidity and Capital Resources” for further detail regarding our debt obligations. Net interest expense for the three and nine months ended September 30, 2007 includes $6.0 million and $18.1 million, respectively, of non-cash amortization of deferred financing costs, compared to $5.6 and $16.2 million, respectively, of non-cash amortization of deferred financing costs for the three and nine months ended September 30, 2006.

In conjunction with the Dex Media Merger and as a result of purchase accounting required under GAAP, we recorded Dex Media’s debt at its fair value on January 31, 2006. We recognize an offset to interest expense each period for the amortization of the corresponding fair value adjustment over the life of the respective debt. The offset to interest expense was $7.9 million and $23.2 million for the three and nine months ended September 30, 2007, respectively, and $8.8 million and $24.0 million for the three and nine months ended September 30, 2006, respectively.
Income Taxes
The effective tax rate on income before income taxes of 50.2% and 42.6% for the three and nine months ended September 30, 2007, respectively, compares to 38.0% on loss before income taxes for the three and nine months ended September 30, 2006. As a result of the IRS settlement in July 2007, we recognized additional interest expense of $1.4 million and $0.9 million related to the taxable years 2004 and 2005, respectively. The effective tax rate for the three and nine months ended September 30, 2007 is reflective of this interest expense as well as changes in estimates for state and local tax and additions to our liability for unrecognized tax benefits.
Net Income (Loss), Loss Available to Common Shareholders and Earnings (Loss) Per Share
Net income for the three and nine months ended September 30, 2007 was $18.1 million and $59.0 million, respectively, compared to a net loss of $(35.4) million and $(186.9) million for the three and nine months ended September 30, 2006, respectively. Net income for the three months ended September 30, 2007 as compared to the net loss reported for the three months ended September 30, 2006 is primarily due to the absence of any adverse impact from purchase accounting associated with the Dex Media Merger during the three months ended September 30, 2007. Net income for the nine months ended September 30, 2007 as compared to the net loss reported for the nine months ended September 30, 2006 is primarily due to recognizing a full period of results from the acquired Dex Media business, absent any adverse impact from purchase accounting associated with the Dex Media Merger. Net income for the three months ended September 30, 2007 was negatively impacted by increased D&A and net income for the nine months ended September 30, 2007 was negatively impacted by increased interest expense and D&A as described above.
On January 27, 2006, we repurchased the remaining 100,301 shares of our outstanding 8% convertible cumulative preferred stock (“Preferred Stock”) from investment partnerships affiliated with The Goldman Sachs Group, Inc. (the “GS Funds”) for $336.1 million in cash, including accrued cash dividends and interest (the “GS Repurchase”). Based on the terms of the stock purchase agreement, the recorded value of the Preferred Stock was accreted to its redemption value of $336.1million at January 27, 2006. The accretion to redemption value of $2.0 million (which represented accrued dividends and interest) was recorded as an increase to loss available to common shareholders on the condensed consolidated statement of operations for the nine months ended September 30, 2006. In conjunction with the GS Repurchase, we also reversed the previously recorded beneficial conversion feature (“BCF”) related to these shares and recorded a decrease to loss available to common shareholders of $31.2 million on the condensed consolidated statement of operations for the nine months ended September 30, 2006.
The resulting loss available to common shareholders was $(157.7) million for the nine months ended September 30, 2006.
For the three and nine months ended September 30, 2007 and three months ended September 30, 2006, we accounted for earnings per share (“EPS”) in accordance with SFAS No. 128, Earnings Per Share (“SFAS No. 128”). For the nine months ended September 30, 2006 (through January 27, 2006, the closing date of the GS Repurchase), we accounted for EPS in accordance with Emerging Issues Task Force (“EITF”) No. 03-6, Participating Securities and the Two-Class Method under FASB Statement 128 (“EITF 03-6”), which established standards regarding the computation of EPS by companies that have issued securities other than common stock that contractually entitle the holder to participate in dividends and earnings of the company. EITF 03-6 requires earnings available to common shareholders for the period, after deduction of preferred stock dividends, to be allocated between the common and preferred stockholders based on their respective rights to receive dividends. Basic EPS is then calculated by dividing loss allocable to common shareholders by the weighted average number of shares outstanding. EITF 03-6 does not require the presentation of basic and diluted EPS for securities other than common stock. Therefore, the following EPS amounts only pertain to our common stock.

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
See Note 2, “Summary of Significant Accounting Policies,” in Part 1 — Item 1 of this Quarterly Report on Form 10-Q for further details and computations of the basic and diluted EPS amounts. For the three and nine months ended September 30, 2007, basic EPS was $0.25 and $0.83, respectively, compared to basic EPS of $(0.51) and $(2.42) for the three and nine months ended September 30, 2006, respectively. For the three and nine months ended September 30, 2007, diluted EPS was $0.25 and $0.82, respectively, compared to diluted EPS of $(0.51) and $(2.42) for the three and nine months ended September 30, 2006, respectively. Because there was a reported net loss and net loss available to common shareholders for the three and nine months ended September 30, 2006, the calculation of diluted EPS was anti-dilutive compared to basic EPS. Diluted EPS cannot be greater than basic EPS (or less of a loss). Therefore, reported basic EPS and diluted EPS for the three and nine months ended September 30, 2006 were the same.

Factors Affecting Comparability
Our operating results in 2007 have been and will be impacted by investments in our “triple play” strategy, focusing on our online products and services, and our directory publishing business with new product introductions in our Qwest, Embarq and AT&T markets. These investments include launching our new Dex market brand and our new URL, DexKnows.com, across our entire footprint, the introduction of plus companion directories in our Embarq and AT&T markets, as well as associated marketing and advertising campaigns, employee training associated with new product introductions, and consolidation of our IT platform.
Adjusted and Adjusted Pro Forma Amounts and Other Non-GAAP Measures
As a result of the Dex Media Merger and AT&T Directory Acquisition, the related financings and associated purchase accounting, our 2007 results reported in accordance with GAAP are not comparable to our 2006 reported GAAP results. GAAP results presented for the nine months ended September 30, 2006 include only eight months of results from the Dex Media business, which was acquired on January 31, 2006. Under the deferral and amortization method of revenue recognition, the billable value of directories published is recognized as revenue in subsequent reporting periods. However, purchase accounting precluded us from recognizing directory revenue and certain expenses associated with directories that published prior to the Dex Media Merger, including all directories published in the month the Dex Media Merger was completed. Thus, our reported 2007 and 2006 GAAP results are not comparable and our 2006 results are not indicative of our underlying operating and financial performance. Accordingly, management is presenting adjusted and adjusted pro forma information for the three and nine months ended September 30, 2006, respectively, that, among other things, eliminates the purchase accounting impact on revenue and certain expenses related to the Dex Media Merger, and for the nine months ended September 30, 2006, assumes the Dex Media Merger occurred at the beginning of 2006. Management believes that the presentation of this adjusted and adjusted pro forma information will help financial statement users better and more easily compare current period underlying operating results against what the combined company performance would more likely have been in the comparable prior period. All of the adjusted and adjusted pro forma amounts disclosed below or elsewhere are non-GAAP measures, which are reconciled to the most comparable GAAP measures below. While the adjusted and adjusted pro forma results exclude the effects of purchase accounting, and certain other non-recurring items, to better reflect underlying operating results in the respective periods, because of differences between RHD and Dex Media and their respective accounting policies, the 2007 GAAP results and 2006 adjusted and adjusted pro forma results are not strictly comparable and should not be treated as such.
2007 Reported GAAP Operating Income Compared to 2006 Adjusted and Adjusted Pro Forma Operating Income
The components of 2007 reported GAAP operating income and 2006 adjusted and adjusted pro forma operating income are as follows:

	Three months ended
	September 30, 2007	Three months ended September 30, 2006

	Reported	Reported
(amounts in millions)	GAAP	GAAP	Adjustments		Adjusted	$Change

Net revenue	$669.9	$524.2	$141.6	(1)	$665.8	$4.1
Cost of revenue	286.6	260.0	3.9	(2)	263.9	22.7
General and administrative expenses	34.3	34.5	—		34.5	(0.2)
D&A	111.5	85.1	—		85.1	26.4

Operating income	$237.5	$144.6	$137.7		$282.3	$(44.8)

	Nine months ended
	September 30, 2007	Nine months ended September 30, 2006

	Reported	Reported
(amounts in millions)	GAAP	GAAP	Adjustments		Adjusted	$Change

Net revenue	$1,999.3	$1,277.0	$741.9		$2,018.9	$(19.6)
Cost of revenue	866.2	673.2	128.8	(2)	802.0	64.2
General and administrative expenses	104.8	114.5	—		114.5	(9.7)
D&A	323.7	233.2	20.5	(3)	253.7	70.0

Operating income	$704.6	$256.1	$592.6		$848.7	$(144.1)

(1)	Represents all deferred revenue for directories that published prior to the Dex Media Merger, which would have been recognized during the period absent purchase accounting required under GAAP. Adjustments for the nine months ended September 30, 2006 also include GAAP revenue for January 2006 as reported by Dex Media.

(2)	Represents (a) certain deferred expenses for directories that published prior to the Dex Media Merger, which would have been recognized during the period absent purchase accounting required under GAAP, (b) for the nine months ended September 30, 2006, GAAP expenses for January 2006 as reported by Dex Media, (c) for the nine months ended September 30, 2006, exclusion of transaction expenses reported by Dex Media in January 2006 directly related to the Dex Media Merger and (d) the exclusion of cost uplift recorded under purchase accounting associated with the Dex Media Merger and the AT&T Directory Acquisition for the three and nine months ended September 30, 2006.

(3)	Represents the additional amortization expense related to the identifiable intangible assets acquired in the Dex Media Merger over their estimated useful lives, assuming the Dex Media Merger was consummated on January 1, 2006.
2007 Reported GAAP Net Revenue Compared to 2006 Adjusted and Adjusted Pro Forma Net Revenue
The components of 2007 reported GAAP net revenue and 2006 adjusted and adjusted pro forma net revenue are as follows:

	Three months ended
	September 30, 2007	Three months ended September 30, 2006

	Reported	Reported
(amounts in millions)	GAAP	GAAP	Adjustments		Adjusted	$Change

Gross directory advertising revenue	$675.9	$528.2	$146.0	(1)	$674.2	$1.7
Sales claims and allowances	(12.8)	(13.3)	(7.0	)(1)	(20.3)	7.5

Net directory advertising revenue	663.1	514.9	139.0		653.9	9.2
Other revenue	6.8	9.3	2.6	(2)	11.9	(5.1)

Net revenue	$669.9	$524.2	$141.6		$665.8	$4.1

	Nine months ended
	September 30, 2007	Nine months ended September 30, 2006

	Reported	Reported
(amounts in millions)	GAAP	GAAP	Adjustments		Adjusted	$Change

Gross directory advertising revenue	$2,015.3	$1,282.4	$750.3	(1)	$2,032.7	$(17.4)
Sales claims and allowances	(44.3)	(28.6)	(21.5	)(1)	(50.1)	5.8

Net directory advertising revenue	1,971.0	1,253.8	728.8		1,982.6	(11.6)
Other revenue	28.3	23.2	13.1	(2)	36.3	(8.0)

Net revenue	$1,999.3	$1,277.0	$741.9		$2,018.9	$(19.6)

(1)	Represents gross directory advertising revenue and sales claims and allowances for directories that published prior to the Dex Media Merger, which would have been recognized during the period absent purchase accounting required under GAAP. Adjustments for the nine months ended September 30, 2006 also include GAAP results for January 2006 as reported by Dex Media.

(2)	Other revenue includes barter revenue, late fees paid on outstanding customer balances, commissions earned on sales contracts with respect to advertising placed into other publishers’ directories, sales of directories and certain other print and internet products.
Reported GAAP net revenue for the three and nine months ended September 30, 2007 was $669.9 million and $1,999.3 million, respectively, representing an increase of $4.1 million from adjusted net revenue of $665.8 million for the three months ended September 30, 2006 and a decrease of $19.6 million from adjusted pro forma net revenue of $2,018.9 million for the nine months ended September 30, 2006. Under the deferral and amortization method of revenue recognition, revenue from directory advertising sales is initially deferred when a directory is published and recognized ratably over the life of the directory, which is typically 12 months. Reported GAAP net revenue for the three months ended September 30, 2007 increased from adjusted net revenue for the three months ended September 30, 2006 primarily due to amortization of revenue from new product introductions, including online products and services, in our Qwest, Embarq and AT&T markets, and incremental revenue from Business.com and Local Launch, partially offset by declines in renewal business due to weaker housing trends and unfavorable economic conditions in some of our Qwest and Embarq markets. Reported GAAP net revenue for the nine months ended September 30, 2007 decreased from adjusted pro forma net revenue for the nine months ended September 30, 2006 primarily due to declines in some of our AT&T markets during the first quarter of 2007 due to rescoping and consolidation of products, declines in renewal business due to weaker housing trends and unfavorable economic conditions in some of our Qwest and Embarq markets, partially offset by the amortization of revenue from new product introductions, including online products and services, in our Qwest, Embarq and AT&T markets, and incremental revenue from Business.com and Local Launch.

2007 Reported GAAP Expenses Compared to 2006 Adjusted and Adjusted Pro Forma Expenses
Reported GAAP cost of revenue for the three and nine months ended September 30, 2007 of $286.6 million and $866.2 million, respectively, increased by $22.7 million and $64.2 million from adjusted and adjusted pro forma cost of revenue of $263.9 million and $802.0 million for the three and nine months ended September 30, 2006, respectively. Reported GAAP G&A expenses for the three and nine months ended September 30, 2007 of $34.3 million and $104.8 million, respectively, decreased by $0.2 million and $9.7 million from adjusted and adjusted pro forma G&A expenses of $34.5 million and $114.5 million for the three and nine months ended September 30, 2006, respectively. The primary components of the respective $22.5 million and $54.5 million net increase in GAAP cost of revenue and G&A expenses for the three and nine months ended September 30, 2007 are shown below:

	Three Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2007	2007
(amounts in millions)	$ Change	$ Change

“Cost uplift” expense	$3.3	$27.9
Increased internet production and distribution costs	11.1	20.9
Increased advertising and branding expenses	11.1	13.1
Increased print, paper and distribution costs	4.0	12.2
(Decrease) increase in information technology (“IT”) expenses	(4.6)	3.7
Decreased barter expense	(2.6)	(7.1)
Decreased general corporate expenses	—	(8.8)
All other, net	0.2	(7.4)

Total increase in 2007 reported GAAP cost of revenue and G&A expenses compared to 2006 adjusted and adjusted pro forma cost of revenue and G&A expenses	$22.5	$54.5

The increase in reported GAAP cost of revenue from adjusted and adjusted pro forma cost of revenue is due primarily to cost uplift expense related to the Dex Media Merger of $3.3 million and $27.9 million, which has been reported in GAAP cost of revenue for the three and nine months ended September 30, 2007, respectively. Although reported GAAP cost of revenue for the three and nine months ended September 30, 2006 included $34.4 million and $81.9 million, respectively, of cost uplift expense related to the Dex Media Merger and AT&T Directory Acquisition, adjusted and adjusted pro forma cost of revenue for the three and nine months ended September 30, 2006 excluded this cost uplift expense, as noted above.
Reported GAAP internet production and distribution costs for the three and nine months ended September 30, 2007 increased $11.1 million and $20.9 million, respectively, from adjusted and adjusted pro forma internet production and distribution costs for the three and nine months ended September 30, 2006 due to investment in our triple play strategy. This investment focuses on enhancing our online products and services (IYP, SEM and SEO). Adjusted pro forma internet production and distribution costs for the nine months ended September 30, 2006 includes expenses for January 2006 as reported by Dex Media.
During the three and nine months ended September 30, 2007, we incurred $11.1 million and $13.1 million, respectively, of additional advertising and branding expenses in connection with our triple play strategy compared to the three and nine months ended September 30, 2006. These advertising and branding costs were incurred to promote the Dex brand name for all of our print and online products across our entire footprint as well as the use of DexKnows.com as our new URL across our entire footprint.
During the three and nine months ended September 30, 2007, we incurred $4.0 million and $12.2 million, respectively, of additional print, paper and distribution costs, compared to the three and nine months ended September 30, 2006, due to new print products, including the introduction of companion directories in our Embarq and AT&T markets.

During the three months ended September 30, 2007, GAAP IT expenses declined $4.6 million compared to adjusted IT expenses for the three months ended September 30, 2006, due to cost savings resulting from lower rates associated with a new IT contract, which became effective in July 2007. During the nine months ended September 30, 2007, we incurred approximately $3.7 million of additional GAAP IT expenses compared to adjusted pro forma IT expenses for the nine months ended September 30, 2006, due to recognizing a full period of results from the acquired Dex Media business, as well as costs to achieve synergies which include enhancements and technical support of multiple production systems as we continue implementing our integration plan to a consolidated IT platform. This increase is partially offset by cost savings resulting from lower rates associated with the new IT contract. Adjusted pro forma IT expenses for the nine months ended September 30, 2006 includes expenses for January 2006 as reported by Dex Media.
During the three and nine months ended September 30, 2007, barter expenses declined $2.6 million and $7.1 million, respectively, compared to the three and nine months ended September 30, 2006, due to declines in barter activity in our Qwest markets.
Reported GAAP G&A expenses for the nine months ended September 30, 2007 were $8.8 million lower than adjusted pro forma G&A expenses for the nine months ended September 30, 2006, due to reductions in general corporate expenses, primarily relating to achieving economies of scale subsequent to the Dex Media Merger, as well as Company-wide expense reduction efforts.
Changes in the All other category primarily relate to a decrease in non-cash stock-based compensation expense for the three and nine months ended September 30, 2007, partially offset by an increase in sales training costs associated with new product introductions, including online products and services.
Reported GAAP D&A expense for the three and nine months ended September 30, 2007 was $111.5 million and $323.7 million, respectively. Adjusted and adjusted pro forma D&A for the three and nine months ended September 30, 2006 was $85.1 million and $253.7 million, respectively. Adjusted pro forma D&A for the nine months ended September 30, 2006 includes incremental D&A as if the Dex Media Merger had occurred on January 1, 2006. The increase in reported GAAP D&A for the three and nine months ended September 30, 2007 of $26.4 million and $70.0 million, respectively, from adjusted and adjusted pro forma D&A for the three and nine months ended September 30, 2006 is primarily related to amortizing the local customer relationships intangible asset acquired in the Dex Media Merger beginning in the first quarter of 2007 and amortization of intangible assets acquired in the Business.com Acquisition.
2007 Reported GAAP Operating Income Compared to 2006 Adjusted and Adjusted Pro Forma Operating Income
Reported GAAP operating income for the three and nine months ended September 30, 2007 was $237.5 million and $704.6 million, respectively, representing a decrease of $44.8 million and $144.1 million, respectively, from adjusted and adjusted pro forma operating income of $282.3 million and $848.7 million for the three and nine months ended September 30, 2006, respectively, reflecting the variances between revenues and expenses from period to period described above.

LIQUIDITY AND CAPITAL RESOURCES
Long-term debt of the Company at September 30, 2007 and December 31, 2006, including fair value adjustments required by GAAP as a result of the Dex Media Merger, consisted of the following:

	September 30, 2007	December 31, 2006

RHD
Credit Facility	$328,000	$—
6.875% Senior Notes due 2013	300,000	300,000
6.875% Series A-1 Senior Discount Notes due 2013	338,157	335,401
6.875% Series A-2 Senior Discount Notes due 2013	611,721	606,472
8.875% Series A-3 Senior Notes due 2016	1,210,000	1,210,000
R.H. Donnelley Inc. (“RHDI”)
Credit Facility	1,811,078	1,946,535
8.875% Senior Notes due 2010	7,934	7,934
10.875% Senior Subordinated Notes due 2012	600,000	600,000
Dex Media, Inc.
8% Senior Notes due 2013	512,499	513,663
9% Senior Discount Notes due 2013	704,695	663,153
Dex Media East
Credit Facility	529,237	656,571
9.875% Senior Notes due 2009	470,299	476,677
12.125% Senior Subordinated Notes due 2012	385,435	390,314
Dex Media West
Credit Facility	1,156,022	1,450,917
8.5% Senior Notes due 2010	399,897	403,260
5.875% Senior Notes due 2011	8,777	8,786
9.875% Senior Subordinated Notes due 2013	827,169	833,469

Total RHD Consolidated	10,200,920	10,403,152
Less current portion	454,191	382,631

Long-term debt	$9,746,729	$10,020,521

Credit Facilities
RHD
To finance the Business.com Acquisition and related fees and expenses, on August 23, 2007, RHD entered into a $328.0 million credit facility (“RHD Credit Facility”), with a scheduled maturity date of December 31, 2011. As of September 30, 2007, the outstanding balance under the RHD Credit Facility totaled $328.0 million. The weighted average interest rate under the RHD Credit Facility was 8.75% at September 30, 2007. On October 2, 2007, the RHD Credit Facility was paid in full from the proceeds of our Series A-4 Notes.
RHDI
As of September 30, 2007, the outstanding balances of Term Loans A-4, D-1, and D-2 under RHDI’s senior secured credit facility, as amended and restated (“RHDI Credit Facility”) totaled $1,781.6 million, comprised of $94.8 million, $333.4 million and $1,353.4 million, respectively, and $29.5 million was outstanding under the $175.0 million Revolving Credit Facility (the “RHDI Revolver”) (with an additional $0.3 million utilized under a standby letter of credit). The weighted average interest rate of outstanding debt under the RHDI Credit Facility was 6.97% and 6.86% at September 30, 2007 and December 31, 2006, respectively. On October 17, 2007, a portion of the Term Loans A-4, D-1, and D-2 were repaid from certain proceeds of our Series A-4 Notes that we contributed to RHDI. See “— Refinancings,” for additional information.

Dex Media East
As of September 30, 2007, the outstanding balances of the tranche A and tranche B term loans under the Dex Media East credit facility totaled $496.2 million, comprised of $142.9 million and $353.3 million, respectively, and $33.0 million was outstanding under the $100.0 million revolving loan commitments (“Dex Media East Revolver”) (with an additional $3.0 million utilized under standby letters of credit). The weighted average interest rate of outstanding debt under the Dex Media East credit facility was 7.0% and 6.85% at September 30, 2007 and December 31, 2006, respectively. On October 17, 2007, a portion of the tranche A and tranche B term loans were repaid from certain proceeds of our Series A-4 Notes that were transferred to Dex Media East. On October 24, 2007, the existing Dex Media East credit facility was paid in full from the proceeds of the new Dex Media East credit facility. See “— Refinancings,” for additional information.
Dex Media West
As of September 30, 2007, the outstanding balances of the tranche A, tranche B-1, and tranche B-2 term loans under the Dex Media West credit facility totaled $1,131.0 million, comprised of $177.8 million, $328.9 million, and $624.3 million, respectively, and $25.0 million was outstanding under the $100.0 million revolving loan commitments (“Dex Media West Revolver”). The weighted average interest rate of outstanding debt under the Dex Media West credit facility was 7.03% and 6.83% at September 30, 2007 and December 31, 2006, respectively.
Refinancings
On October 2, 2007 we issued $1.0 billion of Series A-4 Notes. Proceeds from the Series A-4 Notes were (a) used to repay the $328 million RHD Credit Facility used to fund the Business.com Acquisition, (b) contributed to RHDI in order to provide funding for the tender offer and consent solicitation of RHDI’s $600 million Senior Subordinated Notes and (c) used to pay related fees and expenses and for other general corporate purposes. On October 17, 2007, we issued an additional $500 million of Series A-4 Notes. Proceeds from this issuance were transferred to certain subsidiaries in order to repay portions of the term loans outstanding under the existing Dex Media East and RHDI credit facilities and pay related fees and expenses.
Interest on the Series A-4 Notes is payable semi-annually on April 15 and October 15 of each year, commencing on April 15, 2008. The Series A-4 Notes are senior unsecured obligations of RHD, senior in right of payment to all of RHD’s existing and future senior subordinated debt and future subordinated obligations and rank equally with any of RHD’s existing and future senior unsecured debt. The Series A-4 Notes are effectively subordinated to RHD’s secured debt, including RHD’s guarantee of borrowings under the RHDI Credit Facility and are structurally subordinated to any existing or future liabilities (including trade payables) of our direct and indirect subsidiaries.
The Series A-4 Notes were issued to certain institutional investors in an offering exempt from registration requirements under the Securities Act of 1933. Under the terms of a registration rights agreement, the Company has agreed to file a registration statement for the Series A-4 Notes within 210 days subsequent to the initial closing.
In October 2007, under the terms and conditions of a tender offer and consent solicitation to purchase RHDI’s $600 million Senior Subordinated Notes that RHDI commenced on September 18, 2007, $599.9 million, or 99.9%, of the outstanding Senior Subordinated Notes were repurchased.
The tender offer and repayment of the RHD Credit Facility will be accounted for as extinguishments of debt resulting in a loss charged to interest expense during the three months ending December 31, 2007. RHDI expects to redeem the remaining outstanding Senior Subordinated Notes. December 15, 2007 is the first date upon which such redemption may occur pursuant to the terms of that indenture. This statement shall not constitute a notice of redemption under that indenture, and such notice, if made, will only be made in accordance with the applicable provisions of that indenture.
On October 17, 2007, $300.0 million of the term loans outstanding under the Dex Media East credit facility and $191.0 million of the term loans outstanding under the RHDI credit facility were repaid from the proceeds of the Series A-4 Notes issued on October 17, 2007. The partial repayment of the term loans outstanding under these credit facilities will be accounted for as extinguishments of debt resulting in a loss charged to interest expense during the three months ending December 31, 2007.

On October 24, 2007, we replaced the existing Dex Media East credit facility with a new Dex Media East credit facility. The new Dex Media East credit facility consists of a $700.0 million aggregate principal amount tranche A term loan facility with a six-year term, a $400.0 million aggregate principal amount tranche B term loan facility with a seven-year term, a $100.0 million aggregate principal amount revolving loan facility and a $200.0 million aggregate principal amount uncommitted incremental facility, in which Dex Media East would have the right, subject to obtaining commitments for such incremental loans, on one or more occasions to increase the tranche A term loan, tranche B term loan or the revolving loan facility by such amount. The tranche A term loan may be borrowed in a single drawing on any date (the “Drawdown Date”) on or prior to December 4, 2007. The tranche B term loan may be borrowed in two drawings: once on the closing date and a second on the Drawdown Date. The new credit facility is secured by pledges of similar assets and has similar covenants and events of default as the existing Dex Media East credit facility. The proceeds from the new credit facility were used to repay the remaining term loans under the existing Dex Media East credit facility and the delayed draw term loans are available to provide funding for the redemption of Dex Media East’s outstanding 9.875% senior notes due 2009 and outstanding 12.125% senior subordinated notes due 2012, which is expected to occur on November 26, 2007. The repayment of the remaining term loans outstanding under the existing Dex Media East credit facility and redemption of Dex Media East’s outstanding 9.875% senior notes and outstanding 12.125% senior subordinated notes will be accounted for as extinguishments of debt resulting in a loss charged to interest expense during the three months ending December 31, 2007.
The purpose of these transactions was to refinance certain debt obligations with debt yielding more favorable interest rates and to simplify and provide for more flexibility within our operating and capital structure.
See Item 1, “Financial Statements (Unaudited) — Note 12, Subsequent Events,” for additional information regarding these financing and other related transactions.
As a result of the Dex Media Merger and in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations (“SFAS No. 141”), we were required to record Dex Media’s outstanding debt at its fair value as of the date of the Dex Media Merger, and as such, a fair value adjustment was established at January 31, 2006. This fair value adjustment is amortized as a reduction of interest expense over the remaining term of the respective debt agreements using the effective interest method and does not impact future scheduled interest or principal payments. Amortization of the fair value adjustment included as a reduction of interest expense was $7.9 million and $23.2 million for the three and nine months ended September 30, 2007, respectively, and $8.8 million and $24.0 million for the three and nine months ended September 30, 2006, respectively. A total premium of $222.3 million was recorded upon consummation of the Dex Media Merger, of which $172.7 million remains unamortized at September 30, 2007. The following table illustrates the book value and fair value of Dex Media’s outstanding debt as of January 31, 2006, the initial fair value adjustment at January 31, 2006 and the unamortized fair value adjustment at September 30, 2007:

			Initial Fair	Unamortized
			Value	Fair Value
	Book Value at	Fair Value at	Adjustment at	Adjustment at
	January 31,	January 31,	January 31,	September 30,
(amounts in millions)	2006	2006	2006	2007

Dex Media Credit Facilities	$1,950.1	$1,950.1	$—	$—
Dex Media, Inc. 8% Senior Notes	500.0	515.0	15.0	12.5
Dex Media, Inc. 9% Senior Discount Notes	598.8	616.0	17.2	15.0
Dex Media East 9.875% Senior Notes	450.0	484.3	34.3	20.5
Dex Media East 12.125% Senior Subordinated Notes	341.3	395.9	54.6	44.2
Dex Media West 8.5% Senior Notes	385.0	407.1	22.1	14.9
Dex Media West 5.875% Senior Notes	300.0	300.1	0.1	0.1
Dex Media West 9.875% Senior Subordinated Notes	761.8	840.8	79.0	65.5

Total Dex Media Outstanding Debt at January 31, 2006	$5,287.0	$5,509.3	$222.3	$172.7

Our primary source of liquidity will continue to be cash flow generated from operations as well as available borrowing capacity under the revolver portions of the Company’s credit facilities. We expect that our primary liquidity requirements will be to fund operations and service the Company’s indebtedness. Our ability to meet our debt service requirements will be dependent on our ability to generate sufficient cash from operations and incur additional borrowings under the Company’s credit facilities. Our primary sources of cash flow will consist mainly of cash receipts from the sale of advertising in our yellow pages and from our online products and services and can be impacted by, among other factors, general economic conditions, competition from other yellow pages directory publishers and other alternative products, consumer confidence and the level of demand for our advertising products and services. We believe that cash flows from operations, along with borrowing capacity under the revolver portions of the Company’s credit facilities, will be adequate to fund our operations and capital expenditures and to meet our debt service requirements for at least the next 12 to 24 months. However, we make no assurances that our business will generate sufficient cash flow from operations or that sufficient borrowing will be available under the revolver portions of the Company’s credit facilities to enable us to fund our operations, capital expenditures and meet all debt service requirements, pursue all of our strategic initiatives, or for other purposes.
Primarily as a result of our business combinations and Preferred Stock repurchase transactions, we have a significant amount of debt. Aggregate outstanding debt as of September 30, 2007 was $10.2 billion (including fair value adjustments required by GAAP as a result of the Dex Media Merger).
During the three and nine months ended September 30, 2007, we made scheduled principal payments of $65.2 million and $208.3 million, respectively, and prepaid an additional $150.0 million and $354.0 million, respectively, in principal under the Company’s credit facilities, which resulted in total credit facility repayments of $215.2 million and $562.3 million, respectively, excluding revolver payments. During the three and nine months ended September 30, 2007, we made revolver payments of $175.5 million and $566.1 million, respectively, offset by revolver borrowings of $209.0 million and $570.7 million, respectively, resulting in a net increase of $33.5 million and $4.6 million, respectively, of the revolver portions under the Company’s credit facilities.
For the three and nine months ended September 30, 2007, we made aggregate cash interest payments of $213.7 million and $587.4 million, respectively. At September 30, 2007, we had $19.0 million of cash and cash equivalents before checks not yet presented for payment of $16.5 million, and combined available borrowings under our revolvers of $284.2 million. In connection with the aforementioned refinancings, we received approximately $50.0 million for general corporate purposes. During the three and nine months ended September 30, 2007, we periodically utilized our revolvers as a financing resource to balance the timing of our periodic payments and our prepayments made under our credit facilities and interest payments on our and our subsidiaries’ senior notes and senior subordinated notes with the timing of cash receipts from operations. Our present intention is to repay borrowings under all revolvers in a timely manner and keep any outstanding amounts to a minimum.
Cash provided by operating activities was $470.3 million for the nine months ended September 30, 2007. Key contributors to operating cash flow include the following:
•	$59.0 million in net income.

•	$489.4 million of net non-cash charges primarily consisting of $323.7 million of depreciation and amortization, $61.1 million in bad debt provision, $30.0 million of stock-based compensation expense, $37.9 million in other non-cash charges, primarily related to the amortization of deferred financing costs and amortization of the fair value adjustments required by GAAP as a result of the Dex Media Merger, and $36.7 million in deferred income taxes.

•	$80.4 million net use of cash from an increase in accounts receivable of $49.6 million and a decrease in deferred directory revenue of $30.8 million. The change in deferred revenue and accounts receivable are analyzed together given the fact that when a directory is published, the annual billable value of that directory is initially deferred and unbilled accounts receivable are established. Each month thereafter, typically one twelfth of the billing value is recognized as revenue and billed to customers.

•	$34.6 million net source of cash from a decrease in other assets, consisting of a $22.6 million decrease in prepaid expenses and a $12.0 million decrease in other current and non-current assets, primarily relating to deferred commissions, print, paper and delivery costs and changes in the fair value of the Company’s interest rate swap agreements.

•	$41.4 million net use of cash from a decrease in accounts payable and accrued liabilities, primarily reflecting an $11.9 million decrease in accrued liabilities, which include accrued salaries and related bonuses and accrued income taxes, and a $33.9 million decrease in accrued interest payable on outstanding debt, offset by a $4.4 million increase in trade accounts payable.

•	$9.1 million increase in other non-current liabilities, including pension and postretirement long-term liabilities.
Cash used by investing activities for the nine months ended September 30, 2007 was $393.3 million and includes the following:
•	$61.8 million used to purchase fixed assets, primarily computer equipment, software and leasehold improvements.

•	$328.9 million of net cash payments to acquire Business.com.

•	$2.5 million used to fund an equity investment.
Cash used by financing activities for the nine months ended September 30, 2007 was $214.3 million and includes the following:
•	$1,128.4 million in principal payments on debt borrowed under each of the credit facilities. Of this amount, $208.3 million represents scheduled principal payments, $354.0 million represents principal payments made on an accelerated basis, at our option, from available cash flow generated from operations and $566.1 million represents principal payments on the revolvers.

•	$323.7 million source associated with borrowings under the RHD Credit Facility, which was used to fund the Business.com Acquisition, net of costs.

•	$570.7 million source in borrowings under the revolvers.

•	$9.0 million source from the issuance of common stock in connection with the Business.com Acquisition.

•	$12.7 million in proceeds from the exercise of employee stock options.

•	$2.0 million used in the decreased balance of checks not yet presented for payment.
Cash provided by operating activities was $566.4 million for the nine months ended September 30, 2006. Key contributors to operating cash flow include the following:
•	$186.9 million in net loss.

•	$225.4 million of net non-cash charges primarily consisting of $233.2 million of depreciation and amortization, $47.9 million in bad debt provision, $35.6 million of stock-based compensation expense and $23.4 million in other non-cash charges, offset by a $114.7 million change in deferred taxes.

•	$550.0 million net source of cash from a $581.3 million increase in deferred directory revenue, offset by an increase in accounts receivable of $31.3 million. The change in deferred revenue and accounts receivable are analyzed together given the fact that when a directory is published, the annual billable value of that directory is initially deferred and unbilled accounts receivable are established. Each month thereafter, typically one twelfth of the billing value is recognized as revenue and billed to customers. Additionally, under purchase accounting rules, deferred revenue was not recorded on directories that were published prior to the Dex Media Merger, however we retained all of the rights associated with the collection of amounts due under the advertising contracts executed prior to the Dex Media Merger.

•	$32.3 million net use of cash from an increase in other assets, consisting of a $43.5 million increase in prepaid expenses, primarily relating to deferred directory costs associated with directories not yet published, offset by an $11.2 million decrease in other current and non-current assets, primarily relating to changes in the fair value of the Company’s interest rate swap agreements.

•	$0.2 million net use of cash from a decrease in accounts payable and accrued liabilities, primarily reflecting a $38.2 million decrease in accrued liabilities, including accrued salaries and related bonuses, and a $1.0 million decrease in trade accounts payable, offset by a $39.0 million increase in accrued interest payable on outstanding debt.

•	$10.4 million increase in other non-current liabilities, including pension and postretirement long-term liabilities.
Cash used by investing activities for the nine months ended September 30, 2006 was $1,943.3 million and includes the following:
•	$41.9 million used to purchase fixed assets, primarily computer equipment, software and leasehold improvements.

•	$1,901.4 million in cash payments primarily in connection with the Dex Media Merger, including merger fees net of cash received from Dex Media.
Cash provided by financing activities for the nine months ended September 30, 2006 was $1,522.2 million and includes the following:
•	$2,514.4 million in net borrowings, consisting of $2,142.5 million related to the Series A-2 Senior Discount Notes and Series A-3 Senior Notes, which were used to fund the cash portion of the Dex Media Merger, and Series A-1 Senior Discount Notes, which were used to fund the GS Repurchase. Net borrowings also consist of $444.2 million of the Dex Media West tranche B-1 term loan, $150.0 million of which was used to fund the cash portion of the Dex Media Merger and $294.2 million of which was used to fund the purchase of the 5.875% Dex Media West Senior Notes, 9.875% Dex Media West Senior Subordinated Notes and 9% Dex Media, Inc. Senior Discount Notes in conjunction with change of control offers. These borrowings were net of financing costs of $72.3 million.

•	$1,315.2 million in principal payments on debt borrowed under each of the credit facilities. Of this amount, $212.4 million represents scheduled principal payments, $210.0 million represents principal payments made on an accelerated basis, at our option, from excess cash flow generated from operations, $291.9 represents Dex Media senior notes put back to the Company for repurchase and $600.9 million represents principal payments on each of the revolvers.

•	$336.8 million used to repurchase the remaining 100,301 shares of our Preferred Stock in January 2006 and to redeem preferred stock purchase rights under our stockholder rights plan in May 2006.

•	$639.4 million source in borrowings under the revolvers.

•	$23.6 million in proceeds from the exercise of employee stock options.

•	$3.2 million in the decreased balance of checks not yet presented for payment.

Contractual Obligations
Upon adoption of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes: An Interpretation of FASB Statement No. 109 (“FIN No. 48”), our unrecognized tax benefits as of January 1, 2007 and September 30, 2007 total $174.1 million and $11.7 million, respectively.
In July 2007, we effectively settled all issues under consideration with the Internal Revenue Service (“IRS”) related to its audit for taxable years 2003 and 2004. As a result of the settlement, the unrecognized tax benefits associated with our uncertain Federal tax positions decreased by $167.0 million during the three and nine months ended September 30, 2007. The unrecognized tax benefits impacted by the IRS audit primarily related to items for which the ultimate deductibility was highly certain but for which there was uncertainty regarding the timing of such deductibility.
It is reasonably possible that the amount of unrecognized tax benefits disclosed above could decrease within the next twelve months. We are currently under audit in New York for taxable years 2000 through 2003 and North Carolina for taxable years 2003 through 2006. If the New York and North Carolina audits are resolved within the next twelve months, the total amount of unrecognized tax benefits reported above could decrease by approximately $11.5 million. The unrecognized tax benefits related to the New York and North Carolina audits relate to apportionment and allocation of income among our legal entities.
In connection with our software system modernization and on-going support services related to the Amdocs software system, on September 14, 2007, we entered into an Information Technology License and Services Agreement with Amdocs (“Amdocs Agreement”). Under the terms and conditions of the Amdocs Agreement, we are obligated to pay Amdocs approximately $138.3 million over the five year term of the agreement.

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
The Company has entered into interest rate swaps that effectively convert approximately $2.5 billion or 66% of the Company’s variable rate debt to fixed rate debt as of September 30, 2007. At September 30, 2007, approximately 38% of our total debt outstanding consists of variable rate debt, excluding the effect of our interest rate swaps. Including the effect of our interest rate swaps, total fixed rate debt comprised approximately 87% of our total debt portfolio as of September 30, 2007. The interest rate swaps mature at varying dates from November 2007 through September 2009.
Under the terms of the agreements, the Company receives variable interest based on three-month LIBOR and pays a weighted average fixed rate of 4.7%. The weighted average variable rate received on our interest rate swaps was 5.59% for the nine months ended September 30, 2007. These periodic payments and receipts are recorded as interest expense.
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
Interest rate swaps with a notional value of $2.4 billion (of the total $2.5 billion in interest rate swaps) have been designated as cash flow hedges to hedge three-month LIBOR-based interest payments on $2.4 billion of bank debt. As of September 30, 2007, these respective interest rate swaps provided an effective hedge of the three-month LIBOR-based interest payments on $2.4 billion of bank debt.
Certain interest rate swaps acquired as a result of the Dex Media Merger with a notional amount of $425 million were not designated as cash flow hedges. During the fourth quarter of 2006, $300 million of these interest rate swaps were settled and at September 30, 2007, $125 million remain undesignated. For the three and nine months ended September 30, 2007, the Company recorded additional interest expense of $0.5 million and $1.1 million, respectively, as a result of the change in fair value of the acquired undesignated interest rate swaps. For the three and nine months ended September 30, 2006, the Company recorded additional interest expense of $2.7 million and $3.1 million, respectively, as a result of the change in fair value of the acquired undesignated interest rate swaps. During May 2006, the Company entered into $1.0 billion notional value of interest rate swaps, which were not designated as hedging instruments until July 2006. The Company recorded changes in the fair value of these interest rate swaps as a reduction to interest expense of $3.1 million and $4.4 million during the three and nine months ended September 30, 2006, respectively.

Market Risk Sensitive Instruments
The Company utilizes a combination of fixed-rate and variable-rate debt to finance its operations. The variable-rate debt exposes the Company to variability in interest payments due to changes in interest rates. Management believes that it is prudent to mitigate the interest rate risk on a portion of its variable-rate borrowings. To satisfy this objective, the Company has entered into fixed interest rate swap agreements to manage fluctuations in cash flows resulting from changes in interest rates on variable-rate debt. Certain interest rate swap agreements have been designated as cash flow hedges. In accordance with the provisions of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”), as amended by SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, an Amendment of FAS 133 and SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, the swaps are recorded at fair value. On a quarterly basis, the fair values of the swaps are determined based on quoted market prices and, assuming effectiveness, the differences between the fair value and the book value of the swaps are recognized in accumulated other comprehensive loss, a component of shareholders’ equity. The swaps and the hedged item (three-month LIBOR-based interest payments on $2.4 billion of bank debt) have been designed so that the critical terms (interest reset dates, duration and index) coincide. Assuming the critical terms continue to coincide, the cash flows from the swaps will exactly offset the cash flows of the hedged item and no ineffectiveness will exist.
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
In July 2007, The Dun & Bradstreet Corporation (“D&B”) advised us that it would not appeal the IRS’ determination of deficiencies with respect to the remaining Legacy Tax Matter (as defined in the 2006 10-K) and that amounts on deposit with the IRS were more than sufficient to fund such deficiencies. Accordingly, all Legacy Tax Matters have now been resolved.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
In conjunction with the Business.com Acquisition, the founder and Chief Executive Officer of Business.com, Jacob Winebaum, has been appointed President of RHD’s Interactive Division. Under the terms of a related Stock Purchase Agreement, dated as of July 27, 2007, on August 23, 2007, Mr. Winebaum purchased from RHD 148,372 shares of RHD common stock for approximately $9.0 million. These securities were offered and sold to Mr. Winebaum in a private transaction under Section 4(2) of the Securities Act of 1933 (the “Act”), and have not been registered under the Act, are subject to certain contractual transfer restrictions, and may not be offered, sold, transferred, pledged or otherwise disposed of except pursuant to an effective registration statement under the Act or an exemption from registration under such Act.

Item 6. Exhibits

Exhibit No.	Document
4.1	Indenture, dated October 2, 2007, between R.H. Donnelly Corporation and The Bank of New York, as trustee, relating to R.H. Donnelley Corporation’s 8.875% Series A-4 Senior Notes due 2017 (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 5, 2007, Commission file No. 001-07155).

4.2	Form of 8.875% Series A-4 Senior Notes due 2017, included in Exhibit 4.1.

4.3	Fourth Supplemental Indenture, dated as of October 2, 2007, by and among R.H. Donnelley Inc., as issuer, R.H. Donnelley Corporation, as guarantor, the subsidiary guarantors named therein, as guarantors, and The Bank of New York, as trustee (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 5, 2007, Commission file No. 001-07155).

10.1	Credit Agreement, dated as of August 23, 2007, among R.H. Donnelley Corporation, as borrower, JPMorgan Chase Bank, N.A., as administrative agent, and the several banks and other financial institutions from time to time party thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 28, 2007, Commission File No. 001-07155). This agreement is no longer in effect.

10.2	Registration Rights Agreement, dated October 2, 2007, by and between R.H. Donnelley Corporation and the initial purchasers identified therein (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 5, 2007, Commission file No. 001-07155).

10.3	Registration Rights Agreement, dated October 17, 2007, by and between R.H. Donnelley Corporation and the initial purchasers identified therein (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 17, 2007, Commission file No. 001-07155).

10.4	Credit Agreement, dated as of October 24, 2007, by and among Dex Media East LLC, as borrower, Dex Media East, Inc., Dex Media, Inc., JPMorgan Chase Bank, N.A., as administrative agent and collateral agent, and the several banks and other financial institutions or entities from time to time party thereto (incorporated by reference to Exhibit 10.1 to Dex Media East LLC’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 26, 2007, Commission File No. 333-102395).

10.5	Guarantee and Collateral Agreement, dated as of October 24, 2007, by and among Dex Media East LLC, Dex Media East Inc., the subsidiary guarantor a party thereto and JPMorgan Chase Bank, NA, as Collateral Agent (incorporated by reference to Exhibit 10.2 to Dex Media East LLC’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 26, 2007, Commission File No. 333-102395).

10.6	Pledge Agreement, dated as of October 24, 2007, by and between Dex Media, Inc. and JPMorgan Chase Bank, NA, as Collateral Agent (incorporated by reference to Exhibit 10.3 to Dex Media East LLC’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 26, 2007, Commission File No. 333-102395).

31.1*	Certification of Quarterly Report on Form 10-Q for the period ended September 30, 2007 by David C. Swanson, Chairman and Chief Executive Officer of R.H. Donnelley Corporation under Section 302 of the Sarbanes-Oxley Act

31.2*	Certification of Quarterly Report on Form 10-Q for the period ended September 30, 2007 by Steven M. Blondy, Executive Vice President and Chief Financial Officer of R.H. Donnelley Corporation under Section 302 of the Sarbanes-Oxley Act

32.1*	Certification of Quarterly Report on Form 10-Q for the period ended September 30, 2007 under Section 906 of the Sarbanes-Oxley Act by David C. Swanson, Chairman and Chief Executive Officer, and Steven M. Blondy, Executive Vice President and Chief Financial Officer, for R.H. Donnelley Corporation

*	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

R.H. DONNELLEY CORPORATION

Date: October 26, 2007	By:	/s/ Steven M. Blondy

Steven M. Blondy Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ Karen E. Palczuk

Karen E. Palczuk Interim Controller and Assistant Vice President -Process and Performance Management (Interim Principal Accounting Officer)

Exhibit Index

Exhibit No.	Document
4.1	Indenture, dated October 2, 2007, between R.H. Donnelly Corporation and The Bank of New York, as trustee, relating to R.H. Donnelley Corporation’s 8.875% Series A-4 Senior Notes due 2017 (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 5, 2007, Commission file No. 001-07155).

4.2	Form of 8.875% Series A-4 Senior Notes due 2017, included in Exhibit 4.1.

4.3	Fourth Supplemental Indenture, dated as of October 2, 2007, by and among R.H. Donnelley Inc., as issuer, R.H. Donnelley Corporation, as guarantor, the subsidiary guarantors named therein, as guarantors, and The Bank of New York, as trustee (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 5, 2007, Commission file No. 001-07155).

10.1	Credit Agreement, dated as of August 23, 2007, among R.H. Donnelley Corporation, as borrower, JPMorgan Chase Bank, N.A., as administrative agent, and the several banks and other financial institutions from time to time party thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 28, 2007, Commission File No. 001-07155). This agreement is no longer in effect.

10.2	Registration Rights Agreement, dated October 2, 2007, by and between R.H. Donnelley Corporation and the initial purchasers identified therein (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 5, 2007, Commission file No. 001-07155).

10.3	Registration Rights Agreement, dated October 17, 2007, by and between R.H. Donnelley Corporation and the initial purchasers identified therein (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 17, 2007, Commission file No. 001-07155).

10.4	Credit Agreement, dated as of October 24, 2007, by and among Dex Media East LLC, as borrower, Dex Media East, Inc., Dex Media, Inc., JPMorgan Chase Bank, N.A., as administrative agent and collateral agent, and the several banks and other financial institutions or entities from time to time party thereto (incorporated by reference to Exhibit 10.1 to Dex Media East LLC’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 26, 2007, Commission File No. 333-102395).

10.5	Guarantee and Collateral Agreement, dated as of October 24, 2007, by and among Dex Media East LLC, Dex Media East Inc., the subsidiary guarantor a party thereto and JPMorgan Chase Bank, NA, as Collateral Agent (incorporated by reference to Exhibit 10.2 to Dex Media East LLC’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 26, 2007, Commission File No. 333-102395).

10.6	Pledge Agreement, dated as of October 24, 2007, by and between Dex Media, Inc. and JPMorgan Chase Bank, NA, as Collateral Agent (incorporated by reference to Exhibit 10.3 to Dex Media East LLC’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 26, 2007, Commission File No. 333-102395).

31.1*	Certification of Quarterly Report on Form 10-Q for the period ended September 30, 2007 by David C. Swanson, Chairman and Chief Executive Officer of R.H. Donnelley Corporation under Section 302 of the Sarbanes-Oxley Act

31.2*	Certification of Quarterly Report on Form 10-Q for the period ended September 30, 2007 by Steven M. Blondy, Executive Vice President and Chief Financial Officer of R.H. Donnelley Corporation under Section 302 of the Sarbanes-Oxley Act

32.1*	Certification of Quarterly Report on Form 10-Q for the period ended September 30, 2007 under Section 906 of the Sarbanes-Oxley Act by David C. Swanson, Chairman and Chief Executive Officer, and Steven M. Blondy, Executive Vice President and Chief Financial Officer, for R.H. Donnelley Corporation

*	Filed herewith.