Form 10-K
period 2007-12-31
R H DONNELLEY CORP
filed 2008-03-13
CIK 30419

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
Annual Report Pursuant
to Sections 13 or 15(d) of the Securities Exchange Act of 1934

(Mark one)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
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
None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Act.  Yes ☐     No ☑

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer, large accelerated filer, non-accelerated filer, and smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☑     Accelerated filer ☐     Non-accelerated filer ☐     Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

The aggregate market value at June 30, 2007, the last day of our most recently completed second quarter, of shares of the Registrant’s common stock (based upon the closing price per share of $75.78 of such stock on The New York Stock Exchange on such date) held by non-affiliates of the Registrant was approximately $5,371,082,476. At June 30, 2007, there were 71,073,662 outstanding shares of the Registrant’s common stock. For purposes of this calculation, only those shares held by directors and executive officers of the Registrant have been excluded as held by affiliates. Such exclusion should not be deemed a determination or an admission by the Registrant or any such person that such individuals or entities are or were, in fact, affiliates of the Registrant. At February 26, 2008, there were 68,767,348 outstanding shares of the Registrant’s common stock.

Documents Incorporated By Reference

Part III
Item 10	Directors, Executive Officers and Corporate Governance	Information responsive to this Item can be found under the captions “Board of Directors” and “Other Information — Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s Proxy Statement to be filed with the Commission on or prior to April 29, 2008.
Item 11	Executive Compensation	Information responsive to this Item can be found under the caption “Director and Executive Compensation” in the Company’s Proxy Statement to be filed with the Commission on or prior to April 29, 2008.
Item 12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	Information responsive to this Item can be found under the captions “Director and Executive Compensation — Equity Plan Compensation Information” and “Security Ownership of Certain Beneficial Owners and Management” in the Company’s Proxy Statement to be filed with the Commission on or prior to April 29, 2008.
Item 13	Certain Relationships and Related Transactions and Director Independence	Information responsive to this Item can be found under the captions “Board of Directors — Corporate Governance Matters” and “— Independence and Financial Expertise Determinations” and “Director and Executive Compensation — Compensation Committee Interlocks and Insider Participation; Certain Relationships and Related Party Transactions” in the Company’s Proxy Statement to be filed with the Commission on or prior to April 29, 2008.
Item 14	Principal Accountant Fees and Services	Information responsive to this Item can be found under the caption “Board of Directors — Committees of the Board of Directors — Audit and Finance Committee” and — “Report of the Audit and Finance Committee — Fees” in the Company’s Proxy Statement to be filed with the Commission on or prior to April 29, 2008.

PART I

ITEM 1.	BUSINESS.

General

Except where otherwise indicated, the terms “Company,” “Donnelley,” “RHD,” “we,” “us” and “our” refer to R.H. Donnelley Corporation and its direct and indirect wholly-owned subsidiaries. As of December 31, 2007, R.H. Donnelley Inc. (“RHDI” or “RHD Inc.”), Dex Media, Inc. (“Dex Media”), Business.com, Inc. (“Business.com”) and Local Launch, Inc. (“Local Launch”) were our only direct wholly-owned subsidiaries. Effective January 1, 2008, Local Launch was merged with and into Business.com. Our executive offices are located at 1001 Winstead Drive, Cary, North Carolina 27513 and our telephone number is (919) 297-1600. Our Internet Website address is www.rhd.com. We make available free of charge on our Website our annual, quarterly and current reports, including amendments to such reports, as soon as practicable after we electronically file such material with, or furnish such material to, the United States Securities and Exchange Commission (“SEC”). Our filings can also be obtained from the SEC Website at www.sec.gov. However, the information found on our Website or the SEC Website is not part of this annual report.

RHD was formed on February 6, 1973 as a Delaware corporation. In November 1996, the Company then known as The Dun & Bradstreet Corporation separated through a spin-off into three separate public companies: The Dun and Bradstreet Corporation, ACNielsen Corporation, and Cognizant Corporation. In June 1998, The Dun & Bradstreet Corporation separated through a spin-off into two separate public companies: R.H. Donnelley Corporation (formerly The Dun & Bradstreet Corporation) and a new company that changed its name to The Dun & Bradstreet Corporation (“D&B”).

Corporate Overview

We are one of the nation’s largest Yellow Pages and online local commercial search companies, based on revenue, with 2007 revenues of approximately $2.7 billion. We publish and distribute advertiser content utilizing our own Dex brand and three of the most highly recognizable brands in the industry, Qwest, Embarq, and AT&T. In 2007, we extended our Dex brand into our AT&T and Embarq markets to create a unified identity for advertisers and consumers across all of our markets. Our Dex brand is considered a leader in local search in the Qwest markets, and we expect similar success in the AT&T and Embarq markets. In each market, we also co-brand our products with the applicable highly recognizable brands of AT&T, Embarq or Qwest, which further differentiates our search solutions from others.

Our Triple Playtm integrated marketing solutions suite encompasses an increasing number of tools that consumers use to find the businesses that sell the products and services they need to manage their lives and businesses: print Yellow Pages directories, our proprietary DexKnows.comtm online search site and the rest of the Internet via Dex Search Marketing® tools. During 2007, our print and online solutions helped more than 600,000 national and local businesses in 28 states reach consumers who were actively seeking to purchase products and services. Our approximately 1,900 person sales force work on a daily basis to help bring these local businesses and consumers together to satisfy their mutual objectives utilizing our Triple Play products and services.

During 2007, we published and distributed print directories in many of the country’s most attractive markets including Albuquerque, Chicago, Denver, Las Vegas, Orlando, and Phoenix. Our print directories provide comprehensive local information to consumers, facilitating their active search for products and services offered by local merchants.

Our online products and services provide merchants with additional methods to connect with consumers who are actively seeking to purchase products and services using the Internet. These powerful offerings not only distribute local advertisers’ content to our proprietary Internet Yellow Pages (“IYP”) sites, but extend to other major online search platforms, including Google®, Yahoo!® and MSN®, providing additional qualified leads for our advertisers. Our marketing consultants help local businesses create an advertising strategy and develop a customized media plan that takes full advantage of our traditional media products, our IYP local search site DexKnows.com, and our DexNet Internet Marketing services which include online profile creation for local businesses and broad-based distribution across the Internet through a network of Internet partners and relationships which host our local business listings and content and through search engine marketing (“SEM”) and search engine optimization (“SEO”) services (collectively referred to as “Internet Marketing”).

This compelling set of Triple Play products and services, in turn, generates strong returns for advertisers. This strong advertiser return uniquely positions RHD and its 1,900 person sales force as trusted advisors for marketing support and service in the local markets we serve.

Significant Business Developments

Acquisition

On August 23, 2007, we acquired Business.com, a leading business search engine and directory and performance based advertising network, for a disclosed amount of $345.0 million (the “Business.com Acquisition”). The purchase price determined in accordance with generally accepted accounting principles (“GAAP”) was $334.4 million and excludes certain items such as the value of unvested equity awards, which will be recorded as compensation expense over their vesting period. The purpose of the Business.com Acquisition was to expand our existing interactive portfolio by adding leading Internet advertising talent and technology, to strengthen RHD’s position in the expanding local commercial search market and to develop an online performance based advertising network. Business.com also provides the established business-to-business online properties of Business.com, Work.com and the Business.com Advertising Network. We expect to adopt the Business.com technology platform to serve our existing advertiser base at our DexKnows.com Internet Yellow Pages site. Business.com now operates as a direct, wholly-owned subsidiary of RHD. The results of Business.com have been included in our consolidated results commencing August 23, 2007.

Debt Refinancing

On October 2, 2007, we issued $1.0 billion aggregate principal amount of 8.875% Series A-4 Senior Notes due 2017 (“Series A-4 Notes”). Proceeds from this issuance were (a) used to repay a $328 million RHD credit facility (“RHD Credit Facility”) used to fund the Business.com Acquisition, (b) contributed to RHDI in order to provide funding for the tender offer and consent solicitation of RHDI’s $600 million aggregate principal amount 10.875% Senior Subordinated Notes due 2012 (“RHDI Senior Subordinated Notes”) and (c) used to pay related fees and expenses and for other general corporate purposes. On October 17, 2007, we issued an additional $500 million of our Series A-4 Notes. Proceeds from this issuance were (a) transferred to Dex Media East (defined below) in order to repay $86.4 million and $213.6 million of the Term Loan A and Term Loan B under the former Dex Media East credit facility, respectively, (b) contributed to RHDI in order to repay $91.8 million, $16.2 million and $83.0 million of Term Loans A-4, D-1, and D-2 under the RHDI Credit Facility, respectively, and (c) used to pay related fees and expenses.

In October 2007, under the terms and conditions of a tender offer and consent solicitation to purchase RHDI’s $600 million Senior Subordinated Notes that RHDI commenced on September 18, 2007, $599.9 million, or 99.9%, of the outstanding RHDI Senior Subordinated Notes were repurchased. In December 2007, the remaining $0.1 million of RHDI Senior Subordinated Notes were redeemed.

On October 24, 2007, we replaced the former Dex Media East credit facility with a new Dex Media East credit facility, consisting of a $700.0 million aggregate principal amount Term Loan A facility, a $400.0 million aggregate principal amount Term Loan B facility, a $100.0 million aggregate principal amount revolving loan facility and a $200.0 million aggregate principal amount uncommitted incremental facility, in which Dex Media East would have the right, subject to obtaining commitments for such incremental loans, on one or more occasions to increase the Term Loan A, Term Loan B or the revolving loan facility by such amount. Proceeds from the new Dex Media East credit facility were used on October 24, 2007 to repay the remaining $56.5 million and $139.7 million of Term Loan A and Term Loan B under the former Dex Media East credit facility, respectively, and $32.5 million under the former Dex Media East revolver. Proceeds from the new Dex Media East credit facility were also used on November 26, 2007 to fund the redemption of $449.7 million of

Dex Media East’s outstanding 9.875% senior notes due 2009 and $341.3 million of Dex Media East’s outstanding 12.125% senior subordinated notes due 2012.

In December 2007, we redeemed RHDI’s remaining $7.9 million 8.875% Senior Notes due 2010 (“RHDI Senior Notes”).

See Item 8, “Financial Statements and Supplementary Data” — Note 5, “Long-Term Debt, Credit Facilities and Notes,” for additional information regarding these refinancing transactions.

Share Repurchases

In November 2007, the Company’s Board of Directors authorized a $100.0 million stock repurchase plan (“Repurchase Plan”). This authorization permits the Company to purchase its shares of common stock in the open market pursuant to Rule 10b-18 of the Securities Exchange Act of 1934 or through block trades or otherwise over the following twelve months, based on market conditions and other factors, which purchases may be made or suspended at any time. In accordance with the Repurchase Plan, we repurchased 2.5 million shares at a cost of $95.7 million during December 2007.

Historical Overview

Beginning in 2003, we completed several acquisitions to be become one of the largest Yellow Pages and online local commercial search companies in the United States, based on revenue. These acquisitions are summarized below. The operating results from each acquisition have been included in our consolidated operating results commencing on the date each acquisition was completed. See Item 8, “Financial Statements and Supplementary Data” — Note 2, “Identifiable Intangible Assets and Goodwill” and Note 3, “Acquisitions,” for additional information regarding these acquisitions.

On August 23, 2007, we acquired Business.com, a leading business search engine and directory and performance based advertising network.

On September 6, 2006, we acquired Local Launch (the “Local Launch Acquisition”), a local search products, platform and fulfillment provider. During the years ended December 31, 2007 and 2006, the Local Launch business operated as a direct wholly-owned subsidiary of RHD. Effective January 1, 2008, Local Launch was merged with and into Business.com. The products and services provided by Local Launch will continue to be offered to our advertisers through Business.com and the Local Launch brand and logo will continue to be utilized for our Internet Marketing offerings.

On January 31, 2006, we acquired Dex Media (“the Dex Media Merger”), the exclusive publisher of the “official” yellow pages and white pages directories for Qwest Communications International Inc. (“Qwest”) where Qwest was the primary incumbent local exchange carrier (“ILEC”) in November 2002. Dex Media is the indirect parent of Dex Media East LLC (“Dex Media East”) and Dex Media West LLC (“Dex Media West”). Dex Media East operates our directory business in the following states: Colorado, Iowa, Minnesota, Nebraska, New Mexico, North Dakota and South Dakota (collectively, the “Dex East States”). Dex Media West operates our directory business in the following states: Arizona, Idaho, Montana, Oregon, Utah, Washington and Wyoming (collectively, the “Dex West States” and together with the Dex East States, collectively, the “Qwest States”). The acquired business of Dex Media and its subsidiaries (“Dex Media Business”) now operates through Dex Media, Inc., one of RHD’s direct, wholly-owned subsidiaries.

On September 1, 2004, we completed the acquisition of the directory publishing business (“AT&T Directory Business”) of AT&T Inc. (formerly known as SBC Communications, Inc., “SBC”) in Illinois and Northwest Indiana, including AT&T’s interest in The DonTech II Partnership (“DonTech”), a 50/50 general partnership between us and AT&T (collectively, the “AT&T Directory Acquisition”). As a result of the AT&T Directory Acquisition, we became the publisher of AT&T branded yellow pages in Illinois and Northwest Indiana. The acquired AT&T Directory Business now operates as R. H. Donnelley Publishing and Advertising of Illinois Partnership, one of our indirect, wholly-owned subsidiaries.

On January 3, 2003, we completed the acquisition of the directory business (the “Embarq Directory Business”) of Sprint Nextel Corporation (“Sprint”) (formerly known as Sprint Corporation) by acquiring all the outstanding capital stock of the various entities comprising Sprint Publishing and Advertising (collectively, the “Embarq Acquisition”). As a result, we are the publisher of Embarq branded yellow pages directories in 18 states including Nevada and Florida. The Embarq Directory Business now operates as R.H. Donnelley Publishing and Advertising, Inc., one of our indirect, wholly-owned subsidiaries.

The purposes of our acquisitions included the following:

•	Building RHD into a leading publisher of yellow pages directories and provider of online commercial search services;

•	Adding leading Internet advertising talent and technology, to strengthen RHD’s position in the expanding local commercial search market and to develop an online performance based advertising network;

•	Enhancing our local Internet Marketing capabilities and offerings.

These acquisitions were accounted for as purchase business combinations and the purchase price for each acquisition was allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their respective fair values on each acquisition date. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of this Annual Report on Form 10-K for more information regarding the financing and financial implications of these acquisitions.

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

Prior to the Embarq Acquisition in January 2003, we were one of the largest independent sales agents and pre-press vendors for yellow pages advertising in the United States. Commencing in 2003 following the Embarq Acquisition, our operating and financial results reflected our yellow pages publishing business, rather than our former business as a sales agent and pre-press vendor for yellow pages advertising on behalf of other publishers. As a publisher, we report the full value of advertising sales and certain direct costs under the deferral and amortization method. DonTech’s business remained unchanged following the Embarq Acquisition, but our investment in DonTech was eliminated in connection with the AT&T Directory Acquisition on September 1, 2004. During 2003 and in 2004 until the AT&T Directory Acquisition, we continued to earn revenue from pre-press publishing and other ancillary services related to the AT&T Directory Business and we continued to report partnership income from our investment in DonTech. As a result of the AT&T Directory Acquisition, AT&T ceased paying us revenue participation income, we began consolidating all net profits from DonTech and our DonTech partnership investment was eliminated. Consequently, partnership income was no longer reported commencing September 1, 2004 and accordingly, the previously reported DonTech operating segment was no longer applicable.

Segment Reporting

Management reviews and analyzes its business of providing local commercial search products and solutions, including publishing yellow pages directories, as one operating segment. See Item 8, “Financial Statements and Supplementary Data” — Note 13, “Business Segments” for additional information.

Business Overview

During 2007, we published and distributed print directories that provide comprehensive local information to consumers, enabling them to efficiently search for and find products and services offered by local businesses. Our print advertising continues to offer a strong return for advertisers, as ready to buy consumers across the United States referred to the Yellow Pages approximately 13.4 billion times in 2006 according to the YPA Industry Usage Study, resulting in a high conversion of advertising impressions to actual transactions for our customers. Our advertising customers enjoy this demonstrated value as they receive a large volume of qualified leads from ready to buy consumers. Consumers value our advertising products and services as they can access comprehensive, up-to-date information for what they want to buy.

The directional advertising we provide with our print products is complemented with our online products and services through our Triple Play service offering. Our Triple Play integrated marketing solutions suite encompasses an increasing number of tools consumers use to find businesses that sell the products and services they need: print Yellow Pages directories, our proprietary DexKnows.com search site and the rest of the Internet via Dex Search Marketing tools. Our online products and services provide merchants with additional methods to connect with consumers and businesses who are actively seeking to purchase products and services using the Internet.

Products and Services

In every market that we serve, we offer an integrated solution of print and online products and services.

Print Products

We publish both a white pages section and a yellow pages section in our print directory products. Whenever practicable, we combine the two sections into one directory. In large markets where it is impractical to combine the two sections into one volume, separate stand-alone white and yellow pages print directories are normally published at about the same time.

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

We have three primary types of printed directories: core directories, community directories and Plus companion directories. Core directories generally cover large population or regional areas, whereas community directories typically focus on a sub-section of the areas addressed by corresponding core directories. The Plus companion directory is a small format directory used in addition to the core and community directories. It is complementary to the core directory, with replicated advertising from the core directory available for an additional charge. These print directory advertising products can be broken down into three basic categories: Yellow Pages, White Pages and Specialty/Awareness Products. Additionally, we offer Hispanic yellow pages in select markets, either on a standalone basis or as a separate section in the core or community directory.

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

Display advertising options — A display advertisement allows businesses to include a wide range of information, illustrations, photographs and logos. The cost of display advertisements depends on the size and type of the advertisement purchased and the market. Display advertisements are placed usually at the front of a classification, and are ordered first by size and then by advertiser seniority. This process of ordering provides a strong incentive for advertisers to renew their advertising purchases from year to year and to increase the size of their advertisements to ensure that their advertisements continue to receive priority placement. Display advertisements range in size from a quarter column to as large as two pages, referred to as a “double truck” advertisement. Display advertisers are offered various levels of color including spot-four color, enhanced color, process photo and high-impact.

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

Specialty/Awareness Products

In addition to these primary products, we offer “awareness products” which allow businesses to advertise in a variety of high-visibility locations on or in a directory. Each directory has a limited inventory of awareness products, which provide high value to advertisers and are priced at a premium to in-column and display advertisements. Awareness products include placement of customers advertising on the inside and outside of the front and back cover, on tabs within the directory, on the edges of the directory, on delivery bags and on card stock inserted in the directory and delivery bags.

Online Products and Services

The Internet continues to emerge as an attractive medium for advertisers. Internet Yellow Pages references have increased as a percentage of Yellow Pages references from 7% in 2003 to 14% in 2007, according to The Kelsey Group. Additionally, online Yellow Pages marketing is expected to grow at a compounded average growth rate of 24% from 2007 to 2012, according to The Kelsey Group.

To address this emerging trend, we complement our print directory portfolio with the following online products and services:

•	Internet Yellow Pages — “DexKnows.com”;

•	Internet Marketing — “Dex Search Marketing”;

•	Business Search Engine and directory and performance based advertising — “Business.com,” “Work.com” and the “Business.com Advertising Network.”

DexKnows.com

During 2007, we consolidated all of our IYP platforms onto DexKnows.com to both generate scale efficiencies as well as provide a consistent solution across our markets. Advertisers’ content is placed on the DexKnows.com platform through basic text listings and business profiles and through sales of a variety of

Internet products, including enhanced business profiles, e-mail links, website link and video advertisements. In many cases, print advertisers’ content is largely replicated to DexKnows.com. In some of our markets, advertisers are able to purchase priority inclusion products that include fully featured listings and provide the opportunity to be ranked closer to the top of search results pages.

We purchase information from other national databases to enhance in-region listings and supply out-of-region listings (although these out-of-region listings are not as comprehensive as our in-region information). DexKnows.com includes approximately 16 million business listings and more than 140 million residential listings from across the United States. DexKnows.com was the number one IYP site within the Qwest 14-state region for the past 15 quarters, as measured by comScore, a market research firm.

DexKnows.com allows the user to search based on a category, business name, or set of keyword terms within a geographic region. In addition, DexKnows.com providers users with the ability to refine their searches using criteria that include such things as specific product and brand names, hours of operation, payment options and locations.

In June 2007, we introduced the next-generation DexKnows.com destination site in the Qwest markets. The new site provides a more relevant search experience for consumers, plus features such as draggable maps and map-based search, comparison shopping, user-generated itineraries for multi-stop shopping and personal contact lists to help consumers build personalized online yellow pages. The site has undergone continuous refinements and enhancements, including the introduction of user generated content, such as business ratings and reviews, and this new site serves as the foundation for a common IYP site across all of our markets.

In connection with the Dex Media Merger, we acquired certain content agreements and distribution agreements with various search engines, portals and local community destination websites. These agreements are intended to provide additional distribution of advertising content, thereby enhancing the value proposition offered to advertisers. In addition, in August 2007 we announced an expanded distribution agreement with Yahoo!® in which Qwest region advertisers will benefit from inclusion within the following Yahoo! Local and Yahoo! Yellow Pages advertising products:

•	Featured Listings — sponsored listings with guaranteed placement on the first or second results pages for broader exposure in a specific geography or category.

•	Enhanced Listings — sponsored listings that offer the ability to add a detailed description of their business, photos, a tagline and coupons to create greater online visibility for businesses and enhance their appearance within organic results.

•	Yahoo! Maps Business Listings — sponsored listings within the context of a map-based view.

•	Yahoo! Yellow Pages — DexKnows.com advertisers are given a presence in the search results for Yahoo! Yellow Pages search.

Dex Search Marketing

In September 2006, we acquired Local Launch, a local search products, platform and fulfillment provider. Local Launch serves as the foundation for Dex Search Marketing, a new business unit within RHD Interactive that is focused exclusively on the delivery of local advertisements through Internet Marketing across multiple local search directories and major search engines such as Google, Yahoo, and MSN. Products and services offered by Dex Search Marketing support the expansion of our current local Internet Marketing offerings and provide new, innovative solutions to enhance our local Internet Marketing capabilities. We began rolling out Dex Search Marketing products in the AT&T Illinois footprint in late March 2007 and completed the roll out to our entire footprint in October 2007.

Dex Search Marketing provides a comprehensive approach to serving the Internet Marketing needs of small businesses through four major product and service elements:

•	Storefront Profile — constructs a simple but content rich presence on the web for the advertiser that is highly optimized to rank well within the organic portion of search engine results pages.

•	Distribution — provides the advertiser’s information and business information to multiple local search platforms including Yahoo! Local, Google Local, and Local.com.

•	Paid Search — develops, deploys, and manages effective search marketing campaigns across major search platforms, such as Google and Yahoo!, on behalf of the advertiser.

•	Reporting — provides transparent, real-time results, such as click and call activity that occurs on the advertiser’s Storefront Profile.

Effective January 1, 2008, Local Launch was merged with and into Business.com. The products and services provided by Local Launch will continue to be offered to our advertisers through Business.com and the Local Launch brand and logo will continue to be utilized for our Internet Marketing offerings.

As we acquired certain businesses at various times, our online product and service offerings are at different stages of implementation based on the geographic region of the acquired businesses. Various differences of our service offering by region are noted below.

Qwest

Throughout the Qwest States, we have assumed distribution agreements with various local community websites to make the structured database of content available to local users of those websites. These agreements provide us with access to important channels to enhance our distribution network on behalf of our advertisers. This enhanced distribution typically leads to increased usage among consumers and greater value and return on investment for our advertisers.

Sales of Internet Marketing services continued in 2007 in our Qwest markets with a focus on migrating the product from the former Dex Web Clicks, which involved guaranteed clicks packages, to the Local Launch product, which involves value-based packages. This Internet Marketing product has been designed as an affordable solution for small and medium-sized entities (“SMEs”) and allows advertisers to participate in auction-based, paid search Internet advertising across multiple search engines and portals at fixed monthly prices. In addition, it provides advertisers with a projected number of references, or “clicks,” to their website or storefront profile landing page over the contract term. In addition, our Internet Marketing program offers website design and hosting services to advertisers, in the event they do not have an existing website. A network of search engines and portals provides the infrastructure for the provisioning of online references.

AT&T and Embarq

During the latter part of 2007, we incorporated all of our AT&T and Embarq listings and advertiser content onto DexKnows.com, which is now RHD’s uniform IYP platform across its entire footprint. Prior to this change, our Internet-based directory product in the AT&T and Embarq footprints was an online version of the print product rather than a local destination search site. We offer a suite of Internet-based directory services targeted at specific geographies. The Company expects to retire legacy AT&T and Embarq IYP sites by the end of 2008.

During 2007, RHD’s chicagolandyp.com (and similar URLs in Illinois and Northwest Indiana) and bestredyp.com sites allowed users to search deep into the content of local yellow pages advertisements to return more relevant results for their local directional searches. For each of the online directory sites, we provide a city portal with information about the targeted market, along with electronic versions of the white pages and yellow pages directories. In addition, each site provides users with national yellow pages and white pages search capability, allowing users to conduct searches for content outside of our footprint.

In 2006, we introduced RHD branded Internet Marketing products into markets across the AT&T and Embarq footprints. In these markets, RHD used several different Internet Marketing business models in order to determine which model would serve customers most effectively for the long term. We determined that Local Launch value-based Internet Marketing services best met customers’ needs for Internet Marketing services and was our primary product for SMEs in 2007.

During 2007, we have continued to sell products associated with our 2004 reseller agreement with AT&T, which expires in 2009, onto the YellowPages.com platform. This agreement grants us the (a) exclusive right to sell to local advertisers within Illinois and Northwest Indiana Internet Yellow Pages advertising focused upon products and services to be offered within that territory, and (b) non-exclusive right to sell to local (excluding National advertisers) advertisers within Illinois and Northwest Indiana Internet Yellow Pages advertising focused upon products and services to be offered outside of that territory, in each case, onto the YellowPages.com platform.

Business.com

On August 23, 2007, we acquired Business.com, a leading business search engine and directory and performance based advertising (“PBA”) network. Under the PBA model, advertisers effectively bid on a cost-per-click basis against other advertisers for priority placement within search results. The Business.com PBA platform enables this by providing for flexible advertising provisioning and bid management capabilities. In addition, its PBA technology also incorporates a yield management system to allow us to let demand, in this case the price, and performance, which is the click-through rate, determine advertising display, thus increasing our financial gain while promoting search relevancy.

Through this transaction, we added to our existing interactive portfolio a rapidly growing and profitable business-to-business company, with online properties that include Business.com, Work.com and the Business.com Advertising Network. The Business.com Advertising Network serves advertising on non-proprietary websites such as Businessweek.com, Forbes.com and AllBusiness.com, and shares advertiser revenue with third-party sites for qualified clicks each time a visitor clicks on our advertisers’ listings. This network provides a way for media buyers of various types to coordinate advertising campaigns across various sites in an efficient manner. The Business.com and Work.com properties attract an audience of highly qualified and motivated business decision makers. Business.com increases the revenues from these properties through the use of its PBA platform.

Business Cycle Overview

Our print directories usually have a 12-month directory cycle period. A publication process generally takes 15 to 20 months from the beginning of the sales cycle to the end of a directory’s life and the sales stage closes approximately 70 days prior to publication. Consistent with our print directories, our online products and services usually have a 12-month cycle period.

Sales

Our print and online local marketing consultant team is comprised of approximately 1,900 members.

We assign our print and online customers among premise local marketing consultants and telephone local marketing consultants based on a careful assessment of a customer’s expected advertising expenditures. This practice allows us to deploy our local marketing consultants in an effective manner. Our local marketing consultants are decentralized and locally based, operating throughout the country in local service areas. Management believes that our local marketing consultants facilitate the establishment of personal, long-term relationships with local print and online advertisers that are necessary to maintain a high rate of customer renewal.

The local print and online sales channel is divided into three sales sub-channels: premise sales, telephone sales and locally centralized sales.

Premise local marketing consultants — conduct sales meetings face to face at customers’ business locations and typically handle higher dollar and more complex accounts.

Telephone local marketing consultants — handle lower dollar value accounts and conduct their sales over the phone.

Locally centralized sales — includes multiple types of sales efforts, including centralized local marketing consultants, prospector local marketing consultants and a letter renewal effort. These sales mechanisms are used to contact non-advertisers or very low dollar value customers that in many cases have renewed their account for the same product for several years. Some of these centralized efforts are also focused on initiatives to recover former customers.

Management believes that formal training is important to maintaining a highly productive sales force. Our local marketing consultants undergo ongoing training, with new local marketing consultants receiving approximately eight weeks of training in their first year, including classroom training on sales techniques, product portfolio, customer care and administration, standards and ethics. Following classroom training, they are accompanied on sales calls by experienced local marketing consultants for further training. Our commitment to developing best sales practices across RHD are intended to ensure that our local marketing consultants are able to give advertisers high-quality service and advice on appropriate advertising products and services.

In addition to our locally based marketing consultants, we utilize a separate sales channel to serve our national advertisers. In 2007, national advertisers accounted for about 15% of revenue. National advertisers are typically national or large regional chains such as rental car companies, insurance companies and pizza businesses that purchase advertisements in many yellow pages directories in multiple geographic regions. In order to sell to national advertisers, we contract with third party Certified Marketing Representatives (“CMR”). CMRs design and create advertisements for national companies and place those advertisements in relevant yellow pages directories nationwide. Some CMRs are departments of general advertising agencies, while others are specialized agencies that focus solely on directory advertising. The national advertiser pays the CMR, which then pays us after deducting its commission. We accept orders from approximately 160 CMRs and employ approximately 30 associates to manage our selling efforts to national customers and our CMR relationships.

Marketing

Our print and online sales and marketing processes are closely related and managed in an integrated manner. We believe that our marketing process, composed of both centralized and decentralized strategies and responsibilities, best suits our needs.

Our marketing process includes the functions of market management, product development and management, market research, pricing, advertising and public relations. The market management function is decentralized and coordinates with local sales management to develop market plans and products that address the needs of individual local markets. The other marketing functions are centralized and provide support to all markets as needed. RHD promotes its value through advertising campaigns that are targeted to both advertisers and consumers. Our advertising is managed by specific market and includes television, radio, newspaper and outdoor advertising placements.

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

Printing and Distribution

Our directories are printed through our long-standing relationship with printing vendor R.R. Donnelley & Sons Company (“R.R. Donnelley”), as well as with Quebecor, Inc. (“Quebecor”). Although RHD and R. R. Donnelley share a common heritage, there is presently no other common ownership or business affiliation between us. In general, R.R. Donnelley prints all AT&T and Embarq directories and larger, higher-

circulation Qwest directories, whereas Quebecor prints Qwest directories that are smaller and have a more limited circulation. Our agreements with R. R. Donnelley and Quebecor for the printing of all of our directories extend through 2014.

The physical delivery of directories is facilitated through several outsourcing relationships. Delivery methods utilized to distribute directories to consumers are selected based on factors such as cost, quality, geography and market need. Primary delivery methods include U.S. Postal Service and hand delivery. We have contracts with three companies for the distribution of our directories. These contracts are scheduled to expire at various times from May 2009 through May 2010. Occasionally, we use United Parcel Service or other types of expedited delivery methods. Frequently, a combination of these methods is required to meet the needs of the marketplace.

Printing, paper and distribution costs represented approximately 10.4% of our net revenue for the year ended December 31, 2007.

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

We believe that advertiser preference for directory advertising is due to its relatively low cost, broad demographic and geographic distribution and high consumer usage rates. Also, while overall advertising tends to track a local economy’s business cycle, directory advertising historically tends to be more stable and does not fluctuate as widely with economic cycles due to this preference by small to medium-sized businesses. Given the mature state of the directory advertising industry and our position in most of our markets, most independent competitors are focused on aggressive pricing to gain market share. Others focus on niche opportunities such as community or ethnic directories. Our Plus companion directories have proven capable of recapturing and even growing usage share in highly competitive markets. Moreover, we believe the preference for directory advertising by consumers is its directional and permission-based nature, ease of use and its broad coverage of relevant businesses in the local markets. Directory advertising is attractive because consumers view directories as a free, comprehensive, non-intrusive single source of locally relevant information.

The Internet has also emerged as an attractive medium for advertisers. Historically, advertising on the Internet represented only a small part of the total U.S. advertising market, however as the Internet grows and high-speed Internet access becomes more mainstream, it has increasingly become prevalent as an advertising medium. Most major yellow pages publishers operate an Internet-based directory business. Overall references to print yellow pages directories in the United States have gradually declined from 2002 through 2006. We believe this decline was primarily a result of increased usage of Internet-based directory products, particularly in business-to-business and retail categories, as well as the proliferation of very large retail stores for which consumers and businesses may not reference the yellow pages. We believe this decline was also a result of demographic shifts among consumers, particularly the increase of households in which English was not the primary language spoken. We believe that over the next several years, references to print yellow pages directories may continue to gradually decline as users may increasingly turn to digital and interactive media delivery devices for local commercial search information. We expect overall directory usage to grow, largely due to growth of Internet directory usage.

Directory publishers, including us, have increasingly sold online advertising with their traditional print offerings in an attempt to increase advertiser value, increase customer retention and enhance total usage. We compete through our IYP sites with the Internet yellow pages directories of independent and other incumbent directory publishers, and with other internet sites, including those available through wireless applications, that provide classified directory information, such as YellowPages.com, Switchboard.com, Superpages.com and Citysearch.com, and with search engines and portals, such as Yahoo!®, Google®, MSN® and others. We compete with all of these online competitors based on value, local relevance and features. We also partner with some of these online businesses where it makes strategic sense to do so to expand the reach of our advertisers to a broad online consumer base.

The yellow pages directory advertising business is subject to changes arising from developments in technology, including information distribution methods and users’ preferences. The use of the Internet and wireless devices by consumers as a means to transact commerce may result in new technologies being developed and services being provided that could compete with our traditional products and services. National search companies such as Google and Yahoo! are focusing and placing a high priority on local commercial search initiatives. Our growth and future financial performance may depend on our ability to develop and market new products and services and create new distribution channels, while enhancing existing products, services and distribution channels, to incorporate the latest technological advances and accommodate changing user preferences, including the use of the Internet and wireless devices. We believe RHD is well positioned against emerging competition due to our deep local content, existing advertiser relationships, our extensive local sales force, and our ability to offer our customers complete directional advertising solutions including print directories, online directories, and Internet Marketing services.

Raw Materials

Our principal raw material is paper. It is one of our largest cost items, representing approximately 3.9% of our net revenue for the year ended December 31, 2007. Paper used is supplied by five paper suppliers: CellMark Paper, Inc. (“CellMark”), Kruger, Inc. (“Kruger”), AbitibiBowater, Inc. (“Abitibi”), Nippon Paper Industries USA, Co., Ltd. (“Nippon”) and Catalyst Paper Corporation (“Catalyst”). Our agreements with CellMark, Kruger, Catalyst and Abitibi expire on December 31, 2008 and our agreement with Nippon expires on December 31, 2009. Pursuant to the contracts with CellMark, Abitibi and Kruger, the price of the paper was set at inception of the contract and increases at various dates during the term of the agreement. Should the market price of the paper drop below the set prices under that contract, both parties are obligated to negotiate in good faith a lower paper price. Prices under the contracts with Nippon and Catalyst are negotiated each year based on prevailing market rates. Furthermore, we purchase paper used for the covers of our directories from Tembec Enterprises, Inc. (formerly known as Spruce Falls, Inc.), which we refer to as Tembec. Pursuant to an agreement between Tembec and us, Tembec is obligated to provide 100% of our annual cover stock paper requirements at a pre-negotiated price by weight. This agreement expires on December 31, 2009. We cannot assure you that we will enter into new agreements with satisfactory terms or at all.

Intellectual Property

We own and control confidential information as well as a number of trade secrets, trademarks, service marks, trade names, copyrights and other intellectual property rights that, in the aggregate, are of material importance to our business. We believe that “Donnelley,” “Dex,” “Business.com,” “Work.com,” “Local Launch!,” “Triple Play,” “DexKnows.com” and “Dex Search Marketing” and related names, marks and logos are, in the aggregate, material to our business. We are licensed to use certain technology and other intellectual property rights owned and controlled by others, and, similarly, other companies are licensed to use certain technology and other intellectual property rights owned and controlled by us.

We are the exclusive official directory publisher of listings and classified advertisements for Qwest (and its successors) telephone customers in the geographic areas in the Qwest States in which Qwest provided local telephone service as of November 8, 2002 (subject to limited extensions), as well as having the exclusive right to use certain Qwest branding on directories in those markets. In addition, Qwest assigned and/or licensed to us certain intellectual property used in the Qwest directory business prior to November 8, 2002. These rights generally expire in 2052.

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

We own the Local Launch brand and logo and certain core technology developed by Local Launch, which has been deployed for our IYP and Internet Marketing online services.

The acquisition of Business.com provides us with a leading business-to-business online property supplemented with the attractive Work.com expert- and user-generated content site. We have begun integration of certain elements of Business.com’s technology with DexKnows.com to:

•	improve the consumer experience on DexKnows.com;

•	implement performance based advertising (“PBA”) on DexKnows.com; and

•	implement an advertising network for DexKnows.com.

We believe that leveraging Business.com’s existing technology platform will accelerate our time to market for these three areas by 12 to 15 months.

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

Although we do not consider any individual trademark or other intellectual property to be material to our operations, we believe that, taken as a whole, the licenses, marks and other intellectual property rights that we acquired in conjunction with the Dex Media Merger, Embarq Acquisition, AT&T Directory Acquisition, Local Launch Acquisition and Business.com Acquisition are material to our business. We consider our trademarks, service marks, databases, software and other intellectual property to be proprietary, and we rely on a combination of copyright, trademark, trade secret, non-disclosure and contract safeguards for protection. We also benefit from the use of the phrase “yellow pages” and the walking fingers logo, both of which we believe to be in the public domain in the United States.

Employees

As of February 26, 2008, we have approximately 4,700 employees of which approximately 1,500 are represented by labor unions covered by two collective bargaining agreements with Dex Media in the Qwest States. We consider relations with our employees to be good. The unionized employees are represented by either the International Brotherhood of Electrical Workers of America (“IBEW”), which represents approximately 500 of the unionized workforce, or the Communication Workers of America (“CWA”), which represents approximately 1,000 of the unionized workforce. Dex Media’s collective bargaining agreement with the IBEW expires in May 2009 and Dex Media’s collective bargaining agreement with the CWA expires in October 2009. We consider our relationship with both unions to be good.

  Executive Officers of the Registrant

The following table sets forth information concerning the individuals who serve as executive officers of the Company as of February 26, 2008.

Name	Age	Position(s)

David C. Swanson	53	Chairman of the Board and Chief Executive Officer
Peter J. McDonald	57	President and Chief Operating Officer
Steven M. Blondy	48	Executive Vice President and Chief Financial Officer
George F. Bednarz	54	Senior Vice President — Operations
Robert J. Bush	42	Senior Vice President, General Counsel and Corporate Secretary
Alan R. Duy	64	Senior Vice President of Information Technology and Publishing Services
Tyler D. Gronbach	39	Senior Vice President of Corporate Communications and Administration
Margaret LeBeau	49	Senior Vice President and Chief Marketing Officer
Gretchen Zech	38	Senior Vice President — Human Resources
Jenny L. Apker	50	Vice President and Treasurer
R. Barry Sauder	48	Vice President, Corporate Controller and Chief Accounting Officer*

*	Following the filing of this Annual Report on Form 10-K, Mr. Sauder will assume the role of Principal Accounting Officer. Until that time, Karen E. Palczuk remains RHD’s Principal Accounting Officer and will sign this Annual Report on Form 10-K.

The executive officers serve at the pleasure of the Board of Directors. We have been advised that there are no family relationships among any of the officers listed, and there is no arrangement or understanding among any of them and any other persons pursuant to which they were appointed as an officer.

David C. Swanson has been Chief Executive Officer since May 2002. He had served as Chairman of the Board from December 2002 through January 2006 and was re-elected as Chairman of the Board in May 2006. He was first elected to the Board of Directors in December 2001. He served as President and Chief Operating Officer from December 2000 until May 2002. Mr. Swanson joined Donnelley as an Account Executive in 1985 and has held increasingly senior management positions over the next 20 years. Mr. Swanson also serves as Chairman of the Yellow Pages Association.

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

Steven M. Blondy has served as Executive Vice President and Chief Financial Officer since January 2006. Prior to that, Mr. Blondy served as Senior Vice President and Chief Financial Officer since March 2002. Prior to joining Donnelley, Mr. Blondy served as Senior Vice President — Corporate Development for Young & Rubicam, Inc., a global marketing and communications company, from February 1998 to October 2000. Prior to that, Mr. Blondy served as Executive Vice President and Chief Financial Officer for Poppe Tyson, a leading Internet and integrated marketing communications agency, from 1996 to 1997, and as Chief Financial Officer for Grundy Worldwide, an independent producer of television programs in Europe and Australia. Prior to that, he spent 12 years in the investment banking industry with Chase Manhattan Bank and Merrill Lynch.

George F. Bednarz has served as Senior Vice President — Operations since January 2008. Prior to that, Mr. Bednarz served as Senior Vice President — RHD Interactive since January 2007. Prior to that, Mr. Bednarz served as Senior Vice President — Integration, Corporate Planning, Administration and Communications since January 2006. Prior to that, Mr. Bednarz served as Vice President — Corporate Planning and Information Technology since October 2004. Prior to that, Mr. Bednarz served as Vice President, Publishing, Information Technology and Corporate Planning, from January 2003 and Vice President, Publishing and Information Technology, from April 2001. Mr. Bednarz joined us in November 1995 to lead the start-up implementation of our Morrisville, North Carolina Publishing and Information Center. Prior to joining us, Mr. Bednarz spent 19 years at The Dun & Bradstreet Corporation, our former parent, where he held executive positions of increasing responsibility in various functions.

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

Alan R. Duy has served as Senior Vice President of Information Technology and Publishing Services since January 2006. He formerly consulted for RHD in systems integration and sales force automation projects from 2002 to 2005. Mr. Duy has more than 40 years of directory experience, most recently as Vice President of Information Technology for SBC Communications Inc., an incumbent telecommunications company, from 1999 to 2000. Prior to that, Mr. Duy was Vice President of Information Technology and Operations for directory operations at Ameritech Corporation, an incumbent telecommunications company, and led the formation of the company’s first Internet Yellow Pages and Internet service provider businesses. His previous experience includes numerous information technology, publishing, printing, and marketing positions for other incumbent telecommunications companies. Mr. Duy will retire from RHD effective March 31, 2008.

Tyler D. Gronbach has served as Senior Vice President of Corporate Communications and Administration since January 2007. Prior to that, Mr. Gronbach served as Vice President of Corporate Communications since October 2005. Prior to joining R.H. Donnelley, Mr. Gronbach served as Vice President of Corporate Communications with Qwest Communications International Inc. from 2000 to 2005 and was the Senior Director of Public Relations from 1998 to 2000.

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

R. Barry Sauder has served as Vice President, Corporate Controller and Chief Accounting Officer since January 2008. Prior to joining R.H. Donnelley, Mr. Sauder served as Vice President, Corporate Controller and Chief Accounting Officer of InfraSource Services, Inc., a specialty contractor servicing electric, natural gas and telecommunications infrastructure, from April 2004 to October 2007. Prior to that, Mr. Sauder served as Vice President and Principal Accounting Officer of GSI Commerce, Inc., a provider of e-commerce solutions, from January 2001 to April 2004 and Director of Finance from August 1999 to August 2000. Mr. Sauder is a certified public accountant.

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

Risks, uncertainties and contingencies include:

1) Our ability to meet substantial debt service obligations

We have a substantial amount of debt and significant debt service obligations due in large part to the financings related to the Dex Media Merger, the Embarq Acquisition, the AT&T Directory Acquisition and the Business.com Acquisition. As of December 31, 2007, we had total outstanding debt of $10,175.6 million (including fair value adjustments required by GAAP as a result of the Dex Media Merger) and had $347.6 million available under the revolving portion of various credit facilities of our subsidiaries.

As a result of our significant amount of debt and debt service obligations, we face increased risks regarding, among other things, the following:

•	our ability to obtain additional financing in excess of the borrowing capacity under the revolving portions of the various credit facilities of our subsidiaries on satisfactory terms to fund working capital requirements, capital expenditures, acquisitions, investments, debt service requirements, stock repurchases, dividends and other general corporate requirements is limited;

•	we are more vulnerable to general economic downturns, competition and industry conditions, which could place us at a competitive disadvantage compared to our competitors that may be less leveraged;

•	we face increased exposure to rising interest rates as a portion of our debt is at variable interest rates;

•	we have reduced availability of cash flow to fund working capital requirements, capital expenditures, acquisitions or other strategic initiatives, investments and other general corporate requirements because a substantial portion of our cash flow will be needed to service our debt obligations;

•	we have limited flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

•	the agreements governing our debt substantially limit our ability to access the cash flow and value of our subsidiaries and, therefore, to make payments on our notes and the notes of our subsidiaries;

•	our ability to borrow additional funds or refinance existing indebtedness may be limited; and

•	there could be a material adverse effect on our business and financial condition if we were unable to service our debt or obtain additional financing, as needed.

Our ability to pay principal and interest on our debt obligations will depend upon our future operating performance and our ability to refinance debt. If we are unable to service our debt and fund our business, we may be forced to reduce or delay capital expenditures, defer or refuse to pursue certain strategic initiatives, defer or forgo potential dividends or share repurchases, seek additional debt financing or equity capital, restructure or refinance our debt or sell assets. We may not be able to obtain additional financing, refinance existing debt or sell assets on satisfactory terms or at all. Furthermore, the debt under our subsidiaries’ credit facilities bear interest at variable rates. If these rates were to increase significantly, our ability to borrow additional funds may be reduced and the risks related to our substantial debt would intensify.

2) Restrictive covenants under our debt agreements

The indentures governing our existing notes and the notes of our subsidiaries and the agreements governing our subsidiaries’ credit facilities, include a number of significant restrictive covenants. These covenants could adversely affect us by limiting our ability to obtain funds from our subsidiaries, to plan for or react to market conditions or to otherwise meet our capital needs. These covenants, among other things, restrict our ability and the ability of our subsidiaries to:

•	incur additional debt;

•	pay dividends on, redeem or repurchase capital stock, which in the case of our restricted subsidiaries could adversely affect the ability of RHD to satisfy its obligations under its notes;

•	make certain investments;

•	enter into certain types of transactions with affiliates;

•	expand into unrelated businesses;

•	create liens;

•	sell certain assets or merge with or into other companies; and

•	designate subsidiaries as unrestricted subsidiaries.

In addition, our subsidiaries’ credit facilities include other and more restrictive covenants and limit our ability to prepay our notes while borrowings under the credit facilities are outstanding.

Our failure to comply with these covenants could result in an event of default, which, if not cured or waived, could require us to repay these borrowings before their scheduled due dates. If we were unable to make this repayment or otherwise refinance these borrowings, the lenders under the RHDI Credit Facility could foreclose on the stock of RHDI and substantially all of RHDI’s and its subsidiaries’ assets, and the lenders under the Dex Media credit facilities could foreclose on the stock of Dex Media East and Dex Media West and on substantially all of the assets of Dex Media East and Dex Media West and their respective subsidiaries. RHD has pledged the stock of RHDI, and RHDI and RHDI’s direct and indirect existing and future subsidiaries have pledged substantially all of their assets as collateral under the RHDI Credit Facility. The Dex Media credit facilities are secured by Dex Media’s pledge of the stock of Dex Media East and Dex Media West as well as substantially all of the assets of Dex Media East and Dex Media West and their direct and indirect existing and future subsidiaries. In addition, these lenders could elect in the event of default to declare all amounts borrowed under our and our subsidiaries’ credit facilities, together with accrued interest, to be due and payable, which, in some instances, would be an event of default under the indentures governing our and our subsidiaries’ notes. If we were unable to refinance these borrowings on favorable terms, our results of operations and financial condition could be adversely impacted by increased costs and less favorable terms, including higher interest rates and more restrictive covenants. The instruments governing the terms of any future refinancing of any borrowings are likely to contain similar restrictive covenants.

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

Virtually all independent publishers compete aggressively on price to increase market share. This may affect our pricing or revenues in the future.

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

Directory publishers, including us, have increasingly bundled online advertising with their traditional print offerings in an attempt to increase advertiser value, increase customer retention and enhance total usage. We compete through our IYP sites with the Internet yellow pages directories of independent and other incumbent directory publishers, and with other Internet sites, including those available through wireless applications that provide classified directory information, such as YellowPages.com, Switchboard.com, Superpages.com and Citysearch.com, and with search engines and portals, such as Yahoo!, Google, MSN and others. We may not be able to compete effectively with these other companies, some of which may have greater resources than we do, for advertising sales or acquisitions in the future. Our Internet strategy and our business may be adversely affected if major search engines build local sales forces or otherwise begin to more effectively reach small local businesses for local commercial search services.

Our ability to provide Internet Marketing solutions to our advertisers is dependent upon relationships with major Internet search companies. Loss of key relationships or changes in the level of service provided by these search companies could impact performance of our Internet Marketing solutions. Many of these Internet search companies are larger than we are and have greater financial resources than we have. We may not be able to compete effectively with these companies for advertising sales or acquisitions in the future. In addition, Internet Marketing services are provided by many other competitors within the territory we service and our advertisers could choose to work with other, sometimes larger providers of these services, or with search engines directly.

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

4) Usage of printed yellow pages directories and changes in technology

Overall references to print yellow pages directories in the United States have gradually declined from 15.1 billion in 2002 to 13.4 billion in 2006 according to the YPA Industry Usage Study. We believe this decline was primarily a result of increased usage of Internet-based directory products, particularly in business-to-business and retail categories, as well as the proliferation of very large retail stores for which consumers and businesses may not reference the yellow pages. We believe this decline was also a result of demographic shifts among consumers, particularly the increase of households in which English was not the primary language spoken. We believe that over the next several years, references to print yellow pages directories may continue to gradually decline as users may increasingly turn to digital and interactive media delivery devices for local commercial search information. Recently the usage of Internet-based directory products has increased more rapidly. These trends have, in part, resulted in organic advertising sales declining in recent years, and we expect these trends to continue in 2008.

Any decline in usage could:

•	impair our ability to maintain or increase our advertising prices;

•	cause businesses that purchase advertising in our yellow pages directories to reduce or discontinue those purchases; and

•	discourage businesses that do not purchase advertising in our yellow pages directories from doing so.

Although we believe that any decline in the usage of our printed directories will be offset in part by an increase in usage of our Internet-based directories, we cannot assure you that such increase in usage will result in additional revenue or profits, as revenues and margins associated with Internet-based directories tend to be lower than print directories. For example, the margins that Business.com has realized tend to be lower than our print directories. Any of the factors that may contribute to a decline in usage of our print directories, or a combination of them, could impair our revenues and have a material adverse effect on our business.

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

5) Recognition of impairment charges for our intangible assets or goodwill

At December 31, 2007, the net carrying value of our intangible assets and goodwill totaled approximately $11.2 billion and $3.1 billion, respectively. Our intangible assets are subject to impairment testing in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the

Impairment or Disposal of Long-lived Assets and our goodwill is subject to an impairment test in accordance with SFAS No. 142, Goodwill and Other Intangible Assets. We review the carrying value of our intangible assets and goodwill for impairment whenever events or circumstances indicate that their carrying amount may not be recoverable. Significant negative industry or economic trends, including the market price of the Company’s common stock or the fair value of our debt, disruptions to our business, unexpected significant changes or planned changes in the use of the intangible assets, and mergers and acquisitions could result in an impairment charge for any of our intangible assets or goodwill. An impairment charge related to our intangible assets or goodwill could have a significant effect on our financial position and results of operations in the periods recognized.

During the year ended December 31, 2007, we recognized an impairment charge of $20.0 million associated with the tradenames acquired in the Embarq Acquisition. This impairment charge resulted from a change in our branding strategy to utilize a new Dex market brand for all of our print and online products across our entire footprint and discontinued use of the tradenames acquired in the Embarq Acquisition. This impairment charge was determined using the relief from royalty valuation method and is included within depreciation and amortization expense on the consolidated statement of operations for the year ended December 31, 2007.

The decline in the trading value of our debt and equity securities will require us to continue to assess the recoverability of our goodwill and negative industry and economic trends may indicate that the carrying values of our other intangible assets are not recoverable. Apart from the impairment charge discussed above, we concluded that there was no impairment of intangible assets or goodwill at December 31, 2007. The trading value of our publicly traded debt and equity securities has continued to decline subsequent to December 31, 2007. If the value of our debt and equity securities does not recover, we will be required to assess the fair values of the assets and liabilities of the Company and could conclude that goodwill and other long lived assets are impaired, which would result in impairment charges in 2008. In addition, worsening economic conditions in certain of our markets may require us to assess the recoverability of other intangible assets during 2008 which could result in additional impairment charges.

6) Information technology modernization effort and related IT matters

We are in the process of upgrading and modernizing our legacy Amdocs process management infrastructure to the Amdocs’ iGen platform, an integrated, Web-based, fully scalable set of business applications. While we expect this modernization effort to permit us to advance our digital local commercial search and integrated media strategy by more effectively and efficiently capturing and organizing our local market content, the modernization effort is complicated and dependent upon certain integration activities associated with the Dex Media Merger being successfully accomplished in a timely manner. The modernization effort is not expected to be fully implemented until the second half of 2008. During the modernization effort we may experience a disruption to our business. We cannot assure you that any disruption caused by the modernization effort will not materially adversely affect our business. In addition, we expect to incur capital expenditures in connection with this modernization effort, which are relatively higher than our historical levels of capital expenditures, and which represent funds that would otherwise have been available to repay debt or for other strategic or general corporate purposes. For example, we incurred greater than expected costs in connection with our recently completed upgrade of our Embarq brand to the Amdocs’ iGen platform and expect to incur similar costs in connection with the upgrade of our remaining brands in 2008.

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

7) Impact of bankruptcy proceedings against Qwest, Embarq or AT&T during the term of the respective commercial arrangements

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

Accordingly, we cannot assure you that any of our telecommunications partners will not ultimately seek protection under U.S. bankruptcy laws. In any such proceeding, our agreements with Qwest, Embarq and AT&T, and our respective rights and the respective ability to provide the services under those agreements, could be materially adversely impacted.

For example:

•	Any of them, or a trustee acting on their behalf, could seek to reject our agreements with them as “executory” contracts under U.S. bankruptcy law, thus allowing them to avoid their obligations under such contracts. Loss of substantial rights under these agreements could effectively require us to operate our business as an independent directory business, which could have a material adverse effect on us.

•	Any of them, or a trustee acting on their behalf, could seek to sell certain of their assets, including the assets relating to their local telephone business, to third parties pursuant to the approval of the bankruptcy court. In such case, the purchaser of any such assets might be able to avoid, among other things, our rights under the respective directory service license and publishing agreements, trademark license agreements and non-competition agreements with our telecommunications partners.

•	In the case of Qwest, we may have difficulties obtaining the funds collected by Qwest on our behalf pursuant to the billing and collection service agreements at the time such proceeding is instituted, although pursuant to such agreements, Qwest prepares settlement statements ten times per month for each state in the Qwest States summarizing the amounts due to Dex Media East and Dex Media West and purchases Dex Media East’s and Dex Media West’s accounts receivable billed by it within approximately nine business days following such settlement date. Further, if Qwest continued to bill our customers pursuant to the billing and collection services agreement following any such bankruptcy filing, customers of Qwest may be less likely to pay on time, or at all, bills received, including the amount owed to us.

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

8) The inability to enforce any of our key agreements with Sprint, Embarq, AT&T or Qwest

In connection with our acquisitions, we entered into non-competition agreements with each of Sprint, Embarq and AT&T, and in connection with the Dex Media Merger, we assumed a non-competition agreement from Qwest. The Qwest non-competition agreement prohibits Qwest from selling directory products consisting principally of listings and classified advertisements for subscribers in the geographic areas in the Qwest States in which Qwest provided local telephone service as of November 8, 2002 that are directed primarily at customers in those geographic areas. The Sprint non-competition agreement prohibits Sprint in the markets where Sprint provided local telephone service at the time of the Embarq Acquisition from selling local directory advertising or producing, publishing and distributing print directories, with certain limited exceptions. This non-compete agreement survived Sprint’s spin-off of the Embarq business. The Embarq non-competition agreement prohibits Embarq in the markets where Sprint provided local telephone service at the time of the Embarq Acquisition from selling local directory advertising or producing, publishing and distributing print directories, with certain limited exceptions. The AT&T non-competition agreement prohibits AT&T from producing, publishing and distributing print directories in Illinois and Northwest Indiana, from selling local or national directory advertising in such directories and from selling local Internet yellow pages advertising for certain Internet yellow pages directories (or from licensing certain AT&T marks to a third party for that purpose), subject to limited exceptions.

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

9) Future changes in directory publishing obligations in Qwest and AT&T markets and other regulatory matters

Pursuant to our publishing agreement with Qwest, we are required to discharge Qwest’s regulatory obligation to publish white pages directories covering each service territory in the Qwest States where it provided local telephone service as the incumbent service provider as of November 8, 2002. If the staff of a state public utility commission in a Qwest state were to impose additional or changed legal requirements in any of Qwest’s service territories with respect to this obligation, we would be obligated to comply with these requirements on behalf of Qwest, even if such compliance were to increase our publishing costs. Pursuant to the publishing agreement, Qwest will only be obligated to reimburse us for one half of any material net increase in our costs of publishing directories that satisfy Qwest’s publishing obligations (less the amount of any previous reimbursements) resulting from new governmental legal requirements, and this obligation will expire on November 7, 2009. Our competitive position relative to competing directory publishers could be adversely affected if we are not able to recover from Qwest that portion of our increased costs that Qwest has agreed to reimburse and, moreover, we cannot assure you that we would be able to increase our revenue to cover any unreimbursed compliance costs.

Pursuant to the directory services license agreement with AT&T, we are required to discharge AT&T’s regulatory obligation to publish white pages directories covering each service territory in the Illinois and Northwest Indiana markets for which we acquired the AT&T Directory Business. If the staff of a state public utility commission in Illinois or Indiana were to impose additional or change legal requirements in any of these service territories with respect to this obligation, we would be obligated to comply with these requirements on behalf of AT&T, even if such compliance were to increase our publishing costs. Pursuant to the directory services agreement, AT&T will generally not be obligated to reimburse us for any increase in our costs of publishing directories that satisfy AT&T’s publishing obligations. Our results of operations relative to competing directory publishers could be adversely affected if we are not able to increase our revenues to cover any such compliance costs.

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

In addition, new laws and regulations (including, for example, limiting distribution of print directories), new interpretations of existing laws and regulations, increased governmental enforcement or other developments could require us to make additional unforeseen expenditures. Many of these laws and regulations are becoming increasingly stringent, and the cost of compliance with these requirements can be expected to increase over time. To the extent that the costs associated with meeting any of these requirements are substantial and not adequately provided for, there could be a material adverse effect on our business, financial condition and results of operations.

10) Reliance on, and extension of credit to, small and medium-sized businesses

Approximately 85% of our directory advertising revenue is derived from selling advertising to small and medium-sized enterprises (“SMEs”). In the ordinary course of our yellow pages publishing business, we extend credit to these advertisers for advertising purchases. SMEs, however, tend to have fewer financial resources and higher failure rates than large businesses, especially during a downturn in the general economy. The proliferation of very large retail stores may continue to harm small- and medium-sized businesses. We believe these limitations are significant contributing factors to having advertisers in any given year not renew their advertising in the following year. In addition, full or partial collection of delinquent accounts can take an extended period of time. Consequently, we could be adversely affected by our dependence on and our extension of credit to small- and medium-sized businesses. For the year ended December 31, 2007, our bad debt expense represented approximately 3.0% of our net revenue.

11) Dependence on third-party providers of printing, distribution, delivery, and IT services

We depend on third parties for the printing and distribution of our respective directories. We also rely on the services of Amdocs contractors for information technology (“IT”) development and support services related to our directory publishing business. We must rely on the systems of our third-party service providers, their ability to perform key operations on our behalf in a timely manner and in accordance with agreed levels of service and their ability to attract and retain sufficient qualified personnel to perform our work. A failure in the systems of one of our third-party service providers, or their inability to perform in accordance with the terms of our contracts or to retain sufficient qualified personnel, could have a material adverse effect on our business, results of operations and financial condition.

Our directories are printed through our long-standing relationship with printing vendor R.R. Donnelley, as well as with Quebecor. In general, R.R. Donnelley prints all AT&T and Embarq directories and larger, higher-circulation Qwest directories, whereas Quebecor prints Qwest directories that are smaller and have a more limited circulation. Our agreements with R. R. Donnelley and Quebecor for the printing of all of our directories extend through 2014.

Because of the large print volume and specialized binding of directories, only a limited number of companies are capable of servicing our printing needs. Accordingly, the inability or unwillingness of R.R. Donnelley or Quebecor, as the case may be, to provide printing services on acceptable terms or at all or any deterioration in our relationships with them could have a material adverse effect on our business. No common ownership or other business affiliation presently exists between R.R. Donnelley and us.

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

12) Fluctuations in the price and availability of paper

Our principal raw material is paper. It is one of our largest cost items, representing approximately 3.9% of our net revenue for the year ended December 31, 2007. Paper used is supplied by five paper suppliers: CellMark, Kruger, Abitibi, Nippon and Catalyst. Our agreements with CellMark, Kruger, Catalyst and Abitibi expire on December 31, 2008 and our agreement with Nippon expires on December 31, 2009. Pursuant to the contracts with CellMark, Abitibi and Kruger, the price of the paper was set at inception of the contract and increases at various dates during the term of the agreement. Should the market price of the paper drop below the set prices under that contract, both parties are obligated to negotiate in good faith a lower paper price. Prices under the contracts with Nippon and Catalyst are negotiated each year based on prevailing market rates. Furthermore, we purchase paper used for the covers of our directories from Tembec Enterprises, Inc. (formerly known as Spruce Falls, Inc.), which we refer to as Tembec. Pursuant to an agreement between Tembec and us, Tembec is obligated to provide 100% of our annual cover stock paper requirements at a pre-negotiated price by weight. This agreement expires on December 31, 2009. We cannot assure you that we will enter into new agreements with satisfactory terms or at all.

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

13) The sale of advertising to national accounts is coordinated by third parties that we do not control

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

14) General economic factors

Our business results could be adversely affected by a prolonged national or regional economic recession. We derive substantially all of our net revenue from the sale of advertising in directories. Historically, our advertising revenues, as well as those of yellow pages publishers in general, have not fluctuated widely with economic cycles. However, a prolonged national or regional economic recession could have a material adverse effect on our business, operating results or financial condition. In addition, a downturn in the real estate and home improvement markets, such as was recently experienced in Las Vegas and parts of Florida, may have a larger adverse effect on the types of businesses that tend to advertise with us. As a result, we may experience lower than expected revenues for our business in the future. Lastly, rising fuel prices may have an adverse affect on our business, particularly with respect to the costs of distributing our print directories.

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

15) Work stoppages or increased unionization among our sales force

Approximately 1,500 of our Dex Media employees are represented by labor unions covered by two collective bargaining agreements with Dex Media. In addition, some of our key suppliers’ employees are represented by unions. Dex Media’s collective bargaining agreement with the IBEW, which covers approximately 500 of Dex Media’s unionized workforce, expires in May 2009, and Dex Media’s collective bargaining agreement with the CWA, which covers approximately 1,000 of Dex Media’s unionized workforce, expires in October 2009. If our unionized workers, or those of our key suppliers, were to engage in a strike, work stoppage or other slowdown in the future, our business could experience a significant disruption of operations and an increase in operating costs, which could have a material adverse effect on our business. We cannot assure you that the collective bargaining agreements with IBEW and CWA will be renewed in 2009 on satisfactory terms or at all or that a strike or other work stoppage may not ensue in or prior to 2009. In addition, if a greater percentage of our workforce becomes unionized, the business and financial results of our business could be materially adversely affected.

16) Turnover among our sales force or key management

The success of our business is dependent on the leadership of our key personnel. The loss of a significant number of experienced local marketing consultants and/or sales managers could adversely affect our results of operations, financial condition and liquidity, as well as our ability to service our debt. Our success also depends on our ability to identify, hire, train and retain qualified sales personnel in each of the regions in which we operate. We currently expend significant resources and management time in identifying and training our local marketing consultants and sales managers. Our ability to attract and retain qualified sales personnel will depend, however, on numerous factors, including factors outside our control, such as conditions in the local employment markets in which we operate.

Furthermore, our success depends on the continued services of key personnel, including our experienced senior management team as well as our regional sales management personnel. If we fail to retain the necessary key personnel, our results of operations, financial conditions and liquidity, as well as our ability to service our debt could be adversely affected.

17) The loss of important intellectual property rights

Some trademarks such as the “Qwest,” “Embarq,” “AT&T,” “Dex,” “DexKnows,” “Donnelley,” “Business.com,” “Work.com,” “Local Launch!,” “Triple Play,” “DexKnows.com” and “Dex Search Marketing” brand names and other intellectual property rights are important to our business. We rely upon a combination of copyright and trademark laws as well as contractual arrangements, including licensing agreements, particularly with respect to Qwest, Embarq and AT&T markets, to establish and protect our intellectual property rights. We are required from time to time to bring lawsuits against third parties to protect our intellectual property rights. Similarly, from time to time, we are party to proceedings whereby third parties challenge our rights. We cannot be sure that any lawsuits or other actions brought by us will be successful or that we will not be found to infringe the intellectual property rights of third parties. As the Internet grows, it may prove more onerous to protect our trade names, including DexKnows.com, DexOnline.com, Local Launch.com and Business.com, from domain name infringement or to prevent others from using Internet domain names that associate their business with ours. Although we are not aware of any material infringements of any trademark rights that are significant to our business, any lawsuits, regardless of their outcome, could result in substantial costs and diversion of resources and could have a material adverse effect on our business, financial condition or results of operations. Furthermore, the loss of important intellectual property rights could have a material adverse effect upon our business, financial condition and results of operations.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

The following table details the location and general character of the material properties used by R.H. Donnelley to conduct its business:

	Approximate
	Square		Lease
Property Location	Footage	Purpose	Expiration

Aurora, CO(1)(3)	200,000	Sales and Operations	2008
Englewood, CO(1)(4)	161,000	Sales and Administration	2008
Cary, NC	122,000	Corporate Headquarters	2015
Omaha, NE(1)	103,000	Sales and Operations	2010
Chicago, IL(2)	100,000	Sales and Operations	2012
Phoenix, AZ(1)	58,000	Sales and Operations	2017
Morrisville, NC(2)	55,000	Pre-Press Publishing	2011
Maple Grove, MN(1)	53,000	Sales and Operations	2017
Overland Park, KS(2)	52,000	Sales and Operations	2009
Beaverton, OR(1)	44,000	Sales and Operations	2016
Bellevue, WA(1)	42,000	Sales and Operations	2018
Bristol, TN(2)	25,000	Graphics Operations	Owned
Murray, UT(1)	25,000	Sales and Operations	2009
Fort Myers, FL(2)	21,000	Sales and Operations	2016
Tinley Park, IL(2)	21,000	Sales and Operations	2017
Dunmore, PA(2)	20,000	Graphics Operations	2009
Lombard, IL(2)	20,000	Sales and Operations	2010

(1)	Represents facilities utilized by Dex Media, Inc., our direct wholly-owned subsidiary, and its direct and indirect subsidiaries, to conduct their operations.

(2)	Represents facilities utilized by R.H. Donnelley Inc., our direct wholly-owned subsidiary, and its direct subsidiaries, to conduct their operations.

(3)	The Company has entered into a new lease agreement in Englewood, CO, which will become effective upon the expiration of the existing lease in November 2008. The new lease expires in October 2018 and includes approximately 137,000 square feet of office space.

(4)	The Company has entered into a new lease agreement in Lone Tree, CO, which will become effective upon the expiration of the existing lease in October 2008. The new lease expires in September 2019 and includes approximately 143,000 square feet of office space.

We also lease space for additional operations, administrative and sales offices.

We believe that our current facilities are adequate for our current and future operations.

ITEM 3.	LEGAL PROCEEDINGS

We are involved in various legal proceedings arising in the ordinary course of our business, as well as certain litigation and tax matters. In many of these matters, plaintiffs allege that they have suffered damages from errors or omissions in their advertising or improper listings, in each case, contained in directories published by us.

We are also exposed to potential defamation and breach of privacy claims arising from our publication of directories and our methods of collecting, processing and using advertiser and telephone subscriber data. If such data were determined to be inaccurate or if data stored by us were improperly accessed and disseminated by us or by unauthorized persons, the subjects of our data and users of the data we collect and publish could submit claims against the Company. Although to date we have not experienced any material claims relating to defamation or breach of privacy, we may be party to such proceedings in the future that could have a material adverse effect on our business.

We periodically assess our liabilities and contingencies in connection with these matters based upon the latest information available to us. For those matters where it is probable that we have incurred a loss and the loss or range of loss can be reasonably estimated, we record a liability in our consolidated financial statements. In other instances, we are unable to make a reasonable estimate of any liability because of the uncertainties related to both the probable outcome and amount or range of loss. As additional information becomes available, we adjust our assessment and estimates of such liabilities accordingly.

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

No matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the quarter ended December 31, 2007.

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

	2007		2006
	High	Low	High	Low

1st Quarter	$76.21	$61.91	$66.33	$56.91
2nd Quarter	$84.49	$70.67	$58.48	$50.20
3rd Quarter	$78.10	$55.34	$55.49	$48.03
4th Quarter	$64.63	$33.70	$64.28	$51.49

On February 26, 2008, there were approximately 2,350 holders of record of the Company’s common stock. On February 26, 2008, the closing market price of the Company’s common stock was $17.24. In accordance with the Company’s Repurchase Plan, we repurchased 2.5 million shares of RHD common stock at a cost of $95.7 million during December 2007. No shares of RHD common stock were repurchased during the year ended December 31, 2006. See “Issuer Purchases of Equity Securities” below for additional information.

In conjunction with the Business.com Acquisition and under the terms of a related Stock Purchase Agreement, dated as of July 27, 2007, on August 23, 2007, Jacob Winebaum purchased from RHD 148,372 shares of RHD common stock for approximately $9.0 million in a private placement under Section 4(2) of the Securities Act of 1933. Mr. Winebaum was the founder and Chief Executive Officer of Business.com and became President of RHD’s Interactive Division as part of the Business.com Acquisition. Mr. Winebaum has recently decided to terminate his employment with RHD to spend more time with his family, but will continue to serve as a strategic advisor to the Company and sit on RHD Interactive’s advisory board.

We have not paid any common stock dividends during the last two years; however, in December 2007 we announced plans to pay dividends on our common stock in 2008, but have since determined to forgo initiating a dividend at this time. For the year ended December 31, 2007, no Preferred Stock (defined below) dividends were paid by the Company. Our Preferred Stock earned a cumulative dividend of 8%, compounded quarterly, prior to its repurchase by the Company on January 27, 2006, as further described below. A portion of the cash purchase price for the repurchase of the Preferred Stock on January 27, 2006 was attributable to cash dividends payable by the Company for the period October 1, 2005 through January 3, 2006. Our various debt instruments contain financial restrictions that place limitations on our ability to pay dividends in the future (see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” for additional information regarding these instruments and agreements and relevant limitations thereunder).

On January 14, 2005, the Company repurchased 100,303 shares of its outstanding 8% convertible cumulative preferred stock (“Preferred Stock”) from investment partnerships affiliated with The Goldman Sachs Group, Inc. (the “GS Funds”) for $277.2 million. The GS Funds initially had purchased the Preferred Stock in connection with the Embarq Acquisition. On January 27, 2006, in conjunction with the Dex Media Merger, the Company repurchased the remaining 100,301 shares of Preferred Stock held by the GS Funds for an aggregate purchase price of $336.1 million in cash, including accrued cash dividends and interest (the “GS Repurchase”). Subsequent to the GS Repurchase, we have no outstanding shares of Preferred Stock. The GS Funds no longer have the right to elect any directors to the Company’s Board of Directors or any other rights associated with the Preferred Stock. On November 2, 2006, we repurchased all outstanding warrants to purchase 1.65 million shares of our common stock from the GS Funds for an aggregate purchase price of approximately $53.1 million.

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

Issuer Purchases of Equity Securities

The following table presents the monthly share repurchases by the Company during the fourth quarter of the fiscal year ended December 31, 2007:

			Total Number	Approximate
			of Shares	Dollar Value
			Purchased	of Shares that
			as Part of	May Yet Be
	Total	Average	the Publicly	Purchased
	Number	Price	Announced	Under the
	of Shares	Paid Per	Repurchase	Repurchase
Period	Purchased	Share	Program(1)	Program(1)

December 1 - 31, 2007	2,538,268	$37.68	2,538,268	$4,360,609

Total	2,538,268	$37.68	2,538,268

(1)	In November 2007, the Company’s Board of Directors authorized a $100.0 million stock repurchase plan, which was announced by the Company on December 4, 2007. This authorization permits the Company to purchase its shares of common stock in the open market pursuant to Rule 10b-18 of the Securities Exchange Act of 1934 or through block trades or otherwise over the following twelve months, based on market conditions and other factors, which purchases may be made or suspended at any time. Share repurchases under this plan commenced in December 2007.

ITEM 6.	SELECTED FINANCIAL DATA

Reclassifications

Certain prior period amounts included in the consolidated statements of operations have been reclassified to conform to the current period’s presentation. Selling and support expenses are now presented as a separate expense category in the consolidated statements of operations. In prior periods, certain selling and support expenses were included in cost of revenue and others were included in general and administrative expenses. Additionally, beginning in 2007, we began classifying adjustments for customer claims to sales allowance, which is deducted from gross revenue to determine net revenue. In prior periods, adjustments for customer claims were included in bad debt expense under general and administrative expenses. Bad debt expense is now included under selling and support expenses. Accordingly, we have reclassified adjustments for customer claims and bad debt expense in 2006 to conform to the current period’s presentation. Adjustments for customer claims prior to 2006 were not material. These reclassifications had no impact on operating income or net income for the years ended December 31, 2007 and 2006. The table below summarizes these reclassifications.

	Year Ended December 31, 2006
	As
	Previously		As
	Reported	Reclass	Reclassified
	(In thousands)

Net revenue	$1,895,921	$3,376	$1,899,297
Cost of revenue	987,056	(645,004)	342,052
Selling and support expenses	—	656,014	656,014
General and administrative expenses	142,418	(7,634)	134,784

The following selected financial data are derived from our audited consolidated financial statements. The information set forth below should be read in conjunction with the audited consolidated financial statements and related notes in Item 8 and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7.

	Years Ended December 31,
	2007(1)	2006(2)	2005(3)	2004 (3)(4)	2003(4)
		(In thousands, except share and per share data)

Statements of Operations Data
Net revenue	$2,680,299	$1,899,297	$956,631	$603,116	$256,445
Partnership income	—	—	—	77,967	114,052
Operating income	904,966	442,826	375,241	291,748	92,526
Net income (loss)	46,859	(237,704)	67,533	70,312	(49,953)
Preferred dividend	—	1,974	11,708	21,791	58,397
(Gain) loss on repurchase of Preferred Stock(6)	—	(31,195)	133,681	—	—
Accretion of Preferred Stock to redemption value(6)	—	—	211,020	—	—

Income (loss) available to common shareholders	$46,859	$(208,483)	$(288,876)	$48,521	$(108,350)

Earnings (Loss) Per Share
Basic	$0.66	$(3.14)	$(9.10)	$1.19	$(3.53)
Diluted	$0.65	$(3.14)	$(9.10)	$1.15	$(3.53)
Shares Used in Computing Earnings (Loss) Per Share
Basic	70,932	66,448	31,731	31,268	30,683
Diluted	71,963	66,448	31,731	32,616	30,683
Balance Sheet Data(5)
Total assets	$16,089,093	$16,147,468	$3,873,918	$3,978,922	$2,538,734
Long-term debt, including current maturities	10,175,649	10,403,152	3,078,849	3,127,342	2,092,133
Preferred Stock(6)	—	—	334,149	216,111	198,223
Shareholders’ equity (deficit)	1,822,736	1,820,756	(291,415)	17,985	(56,245)

(1)	Financial data for the year ended December 31, 2007 includes the results of Business.com commencing August 23, 2007.

(2)	Financial data for the year ended December 31, 2006 includes the results of the Dex Media Business commencing February 1, 2006. Net revenue, operating income, net loss and loss available to common shareholders reflect purchase accounting adjustments that precluded the recognition of revenue and certain expenses associated with directories published by the acquired Dex Media Business prior to and in the month of the Dex Media Merger. See Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further discussion of these items.

(3)	Financial data includes the results of the AT&T Directory Business commencing September 1, 2004. For the years ended December 31, 2005 and 2004, net revenue, operating income, net income and income (loss) available to common shareholders reflect purchase accounting adjustments that precluded the recognition of revenue and certain expenses associated with directories published by the acquired AT&T Directory Business prior to and in the month of the acquisition. See Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further discussion of these items.

(4)	Financial data includes the results of the Embarq Directory Business commencing January 3, 2003. For the years ended December 31, 2004 and 2003, net revenue, operating income, net income (loss) and income (loss) available to common shareholders reflect purchase accounting adjustments that precluded the recognition of revenue and certain expenses associated with directories published by the acquired Embarq Directory Business prior to and in the month of the acquisition. See Item 7 “Management’s

Discussion and Analysis of Financial Condition and Results of Operations” for further discussion of these items.

(5)	In connection with the Business.com Acquisition on August 23, 2007, Dex Media Merger on January 31, 2006, AT&T Directory Acquisition on September 1, 2004 and the Embarq Acquisition on January 3, 2003, we incurred a significant amount of debt. We also issued Preferred Stock in November 2002 and January 2003 in connection with the Embarq Acquisition. Therefore, our cash and debt balances during these periods were higher than in prior periods.

(6)	On January 14, 2005, we repurchased 100,303 shares of our outstanding Preferred Stock from the GS Funds for $277.2 million in cash. In connection with the Preferred Stock repurchase, we recorded an increase to loss available to common shareholders on the consolidated statement of operations of $133.7 million to reflect the loss on the repurchase of these shares for the year ended December 31, 2005. On January 27, 2006, we completed the GS Repurchase whereby we repurchased the remaining 100,301 shares of our outstanding Preferred Stock from the GS Funds for $336.1 million in cash, including accrued cash dividends and interest. Based on the terms of the stock purchase agreement, the GS Repurchase became a probable event on October 3, 2005, requiring the recorded value of the Preferred Stock to be accreted to its redemption value of $334.1 million at December 31, 2005 and $336.1 million at January 27, 2006. The accretion to redemption value of $211.0 million and $2.0 million (which represented accrued dividends and interest) for the years ended December 31, 2005 and 2006, respectively, has been recorded as an increase to loss available to common shareholders on the consolidated statements of operations. In conjunction with the GS Repurchase, we also reversed the previously recorded beneficial conversion feature (“BCF”) related to these shares and recorded a decrease to loss available to common shareholders on the consolidated statement of operations of approximately $31.2 million for the year ended December 31, 2006.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Item should be read in conjunction with the audited consolidated financial statements and notes thereto that are included in Item 8. Unless otherwise indicated, the terms “Company,” “Donnelley,” “RHD,” “we,” “us” and “our” refer to R.H. Donnelley Corporation and its direct and indirect wholly-owned subsidiaries.

Corporate Overview

We are one of the nation’s largest Yellow Pages and online local commercial search companies, based on revenue, with 2007 revenues of approximately $2.7 billion. We publish and distribute advertiser content utilizing our own Dex brand and three of the most highly recognizable brands in the industry, Qwest, Embarq, and AT&T. In 2007, we extended our Dex brand into our AT&T and Embarq markets to create a unified identity for advertisers and consumers across all of our markets. Our Dex brand is considered a leader in local search in the Qwest markets, and we expect similar success in the AT&T and Embarq markets. In each market, we also co-brand our products with the applicable highly recognizable brands of AT&T, Embarq or Qwest, which further differentiates our search solutions from others.

Our Triple Playtm integrated marketing solutions suite encompasses an increasing number of tools that consumers use to find the businesses that sell the products and services they need to manage their lives and businesses: print Yellow Pages directories, our proprietary DexKnows.comtm online search site and the rest of the Internet via Dex Search Marketing® tools. During 2007, our print and online solutions helped more than 600,000 national and local businesses in 28 states reach consumers who were actively seeking to purchase products and services. Our approximately 1,900 person sales force work on a daily basis to help bring these local businesses and consumers together to satisfy their mutual objectives utilizing our Triple Play products and services.

During 2007, we published and distributed print directories in many of the country’s most attractive markets including Albuquerque, Chicago, Denver, Las Vegas, Orlando, and Phoenix. Our print directories provide comprehensive local information to consumers, facilitating their active search for products and services offered by local merchants.

Our online products and services provide merchants with additional methods to connect with consumers who are actively seeking to purchase products and services using the Internet. These powerful offerings not only distribute local advertisers’ content to our proprietary Internet Yellow Pages (“IYP”) sites, but extend to other major online search platforms, including Google®, Yahoo!® and MSN®, providing additional qualified leads for our advertisers. Our marketing consultants help local businesses create an advertising strategy and develop a customized media plan that takes full advantage of our traditional media products, our IYP local search site DexKnows.com, and our DexNet Internet Marketing services which include online profile creation for local businesses and broad-based distribution across the Internet through a network of Internet partners and relationships which host our local business listings and content and through search engine marketing (“SEM”) and search engine optimization (“SEO”) services (collectively referred to as “Internet Marketing”).

This compelling set of Triple Play products and services, in turn, generates strong returns for advertisers. This strong advertiser return uniquely positions RHD and its 1,900 person sales force as trusted advisors for marketing support and service in the local markets we serve.

Significant Business Developments

Acquisition

On August 23, 2007, we acquired Business.com, a leading business search engine and directory and performance based advertising network, for a disclosed amount of $345.0 million (the “Business.com Acquisition”). The purchase price determined in accordance with generally accepted accounting principles (“GAAP”) was $334.4 million and excludes certain items such as the value of unvested equity awards, which will be recorded as compensation expense over their vesting period. The purpose of the Business.com

Acquisition was to expand our existing interactive portfolio by adding leading Internet advertising talent and technology, to strengthen RHD’s position in the expanding local commercial search market and to develop an online performance based advertising network. Business.com also provides the established business-to-business online properties of Business.com, Work.com and the Business.com Advertising Network. We expect to adopt the Business.com technology platform to serve our existing advertiser base at our DexKnows.com Internet Yellow Pages site. Business.com now operates as a direct, wholly-owned subsidiary of RHD. The results of Business.com have been included in our consolidated results commencing August 23, 2007.

In connection with the Business.com Acquisition, we identified and recorded certain intangible assets at their estimated fair value, including (1) advertiser relationships, (2) third party contracts, (3) technology and network platforms and (4) trade names and trademarks. These intangible assets are being amortized over remaining useful lives ranging from 3 to 10 years under the straight-line method, with the exception of the advertiser relationships and network platform intangible assets, which are amortized under the income forecast method. At December 31, 2007, $258.8 million has been accounted for as goodwill resulting from the Business.com Acquisition.

Debt Refinancing

On October 2, 2007, we issued $1.0 billion aggregate principal amount of 8.875% Series A-4 Senior Notes due 2017 (“Series A-4 Notes”). Proceeds from this issuance were (a) used to repay a $328 million RHD credit facility (“RHD Credit Facility”) used to fund the Business.com Acquisition, (b) contributed to R.H. Donnelley Inc. (“RHDI”) in order to provide funding for the tender offer and consent solicitation of RHDI’s $600 million aggregate principal amount 10.875% Senior Subordinated Notes due 2012 (“RHDI Senior Subordinated Notes”) and (c) used to pay related fees and expenses and for other general corporate purposes. On October 17, 2007, we issued an additional $500 million of our Series A-4 Notes. Proceeds from this issuance were (a) transferred to Dex Media East (defined below) in order to repay $86.4 million and $213.6 million of the Term Loan A and Term Loan B under the former Dex Media East credit facility, respectively, (b) contributed to RHDI in order to repay $91.8 million, $16.2 million and $83.0 million of Term Loans A-4, D-1, and D-2 under the RHDI Credit Facility, respectively, and (c) used to pay related fees and expenses.

In October 2007, under the terms and conditions of a tender offer and consent solicitation to purchase RHDI’s $600 million Senior Subordinated Notes that RHDI commenced on September 18, 2007, $599.9 million, or 99.9%, of the outstanding RHDI Senior Subordinated Notes were repurchased. In December 2007, the remaining $0.1 million of RHDI Senior Subordinated Notes were redeemed.

On October 24, 2007, we replaced the former Dex Media East credit facility with a new Dex Media East credit facility, consisting of a $700.0 million aggregate principal amount Term Loan A facility, a $400.0 million aggregate principal amount Term Loan B facility, a $100.0 million aggregate principal amount revolving loan facility and a $200.0 million aggregate principal amount uncommitted incremental facility, in which Dex Media East would have the right, subject to obtaining commitments for such incremental loans, on one or more occasions to increase the Term Loan A, Term Loan B or the revolving loan facility by such amount. Proceeds from the new Dex Media East credit facility were used on October 24, 2007 to repay the remaining $56.5 million and $139.7 million of Term Loan A and Term Loan B under the former Dex Media East credit facility, respectively, and $32.5 million under the former Dex Media East revolver. Proceeds from the new Dex Media East credit facility were also used on November 26, 2007 to fund the redemption of $449.7 million of Dex Media East’s outstanding 9.875% senior notes due 2009 and $341.3 million of Dex Media East’s outstanding 12.125% senior subordinated notes due 2012.

In December 2007, we redeemed RHDI’s remaining $7.9 million 8.875% Senior Notes due 2010 (“RHDI Senior Notes”).

See Item 8, “Financial Statements and Supplementary Data” — Note 5, “Long-Term Debt, Credit Facilities and Notes,” for additional information regarding these refinancing transactions.

Share Repurchases

In November 2007, the Company’s Board of Directors authorized a $100.0 million stock repurchase plan (“Repurchase Plan”). This authorization permits the Company to purchase its shares of common stock in the open market pursuant to Rule 10b-18 of the Securities Exchange Act of 1934 or through block trades or otherwise over the following twelve months, based on market conditions and other factors, which purchases may be made or suspended at any time. In accordance with the Repurchase Plan, we repurchased 2.5 million shares at a cost of $95.7 million during December 2007.

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

Acquisitions

Beginning in 2003, we completed several acquisitions to be become one of the largest Yellow Pages and online local commercial search companies in the United States, based on revenue. These acquisitions are summarized below. The operating results from each acquisition have been included in our consolidated operating results commencing on the date each acquisition was completed. See Item 8, “Financial Statements and Supplementary Data” — Note 2, “Identifiable Intangible Assets and Goodwill” and Note 3, “Acquisitions,” for additional information regarding these acquisitions.

On August 23, 2007, we acquired Business.com, a leading business search engine and directory and performance based advertising network.

On September 6, 2006, we acquired Local Launch (the “Local Launch Acquisition”), a local search products, platform and fulfillment provider. During the years ended December 31, 2007 and 2006, the Local Launch business operated as a direct wholly-owned subsidiary of RHD. Effective January 1, 2008, Local Launch was merged with and into Business.com. The products and services provided by Local Launch will continue to be offered to our advertisers through Business.com and the Local Launch brand and logo will continue to be utilized for our Internet Marketing offerings.

On January 31, 2006, we acquired Dex Media (“the Dex Media Merger”), the exclusive publisher of the “official” yellow pages and white pages directories for Qwest Communications International Inc. (“Qwest”) where Qwest was the primary incumbent local exchange carrier (“ILEC”) in November 2002. Dex Media is the indirect parent of Dex Media East LLC (“Dex Media East”) and Dex Media West LLC (“Dex Media West”). Dex Media East operates our directory business in the following states: Colorado, Iowa, Minnesota, Nebraska, New Mexico, North Dakota and South Dakota (collectively, the “Dex East States”). Dex Media West operates our directory business in the following states: Arizona, Idaho, Montana, Oregon, Utah,

Washington and Wyoming (collectively, the “Dex West States” and together with the Dex East States, collectively, the “Qwest States”). The acquired business of Dex Media and its subsidiaries (“Dex Media Business”) now operates through Dex Media, Inc., one of RHD’s direct, wholly-owned subsidiaries. To finance the Dex Media Merger, we issued $660 million 6.875% Senior Discount Notes due January 15, 2013 for gross proceeds of $600.5 million and $1.21 billion 8.875% Senior Notes due January 15, 2016 to pay the cash portion of the purchase price to the Dex Media stockholders.

In connection with the Dex Media Merger, we acquired directory services agreements (collectively, the “Dex Directory Services Agreements”) which Dex Media had entered into with Qwest including, (1) a publishing agreement with a term of 50 years commencing November 8, 2002 (subject to automatic renewal for additional one-year terms), which grants us the right to be the exclusive official directory publisher of listings and classified advertisements of Qwest’s telephone customers in the geographic areas in the Qwest States in which Qwest (and its successors) provided local telephone services as of November 8, 2002, as well as having the exclusive right to use certain Qwest branding on directories in those markets and (2) a non-competition agreement with a term of 40 years commencing November 8, 2002, pursuant to which Qwest (on behalf of itself and its affiliates and successors) has agreed not to sell directory products consisting principally of listings and classified advertisements for subscribers in the geographic areas in the Qwest States in which Qwest provided local telephone service as of November 8, 2002 that are directed primarily at consumers in those geographic areas.

On September 1, 2004, we completed the acquisition of the directory publishing business (“AT&T Directory Business”) of AT&T Inc. (formerly known as SBC Communications, Inc., “SBC”) in Illinois and Northwest Indiana, including AT&T’s interest in The DonTech II Partnership (“DonTech”), a 50/50 general partnership between us and AT&T (collectively, the “AT&T Directory Acquisition”). As a result of the AT&T Directory Acquisition, we became the publisher of AT&T branded yellow pages in Illinois and Northwest Indiana. The acquired AT&T Directory Business now operates as R. H. Donnelley Publishing and Advertising of Illinois Partnership, one of our indirect, wholly-owned subsidiaries.

Directory services agreements between AT&T and the Company include a directory services license agreement, a non-competition agreement, an Internet Yellow Pages reseller agreement and a directory publishing listing agreement (collectively, “AT&T Directory Services Agreements”) with certain affiliates of AT&T. The directory services license agreement designates us as the official and exclusive provider of yellow pages directory services for AT&T (and its successors) in Illinois and Northwest Indiana (the “Territory”), grants us the exclusive license (and obligation as specified in the agreement) to produce, publish and distribute white pages directories in the Territory as AT&T’s agent and grants us the exclusive license (and obligation as specified in the agreement) to use the AT&T brand and logo on print directories in the Territory. The non-competition agreement prohibits AT&T (and its affiliates and successors), with certain limited exceptions, from (1) producing, publishing and distributing yellow and white pages print directories in the Territory, (2) soliciting or selling local or national yellow or white pages advertising for inclusion in such directories, and (3) soliciting or selling local Internet yellow pages advertising for certain Internet yellow pages directories in the Territory or licensing AT&T marks to any third party for that purpose. The Internet Yellow Pages reseller agreement grants us the (a) exclusive right to sell to local advertisers within the Territory Internet yellow pages advertising focused upon products and services to be offered within that territory, and (b) non-exclusive right to sell to local (excluding National advertisers) advertisers within the Territory Internet yellow pages advertising focused upon products and services to be offered outside of the Territory, in each case, onto the YellowPages.com platform. The directory publishing listing agreement gives us the right to purchase and use basic AT&T subscriber listing information and updates for the purpose of publishing directories. The AT&T Directory Services Agreements (other than the Internet Yellow Pages reseller agreement) have initial terms of 50 years, commencing in September 2004, subject to automatic renewal and early termination under specified circumstances. The Internet Yellow Pages reseller agreement has a term of 5 years, commencing in September 2004.

On January 3, 2003, we completed the acquisition of the directory business (the “Embarq Directory Business”) of Sprint Nextel Corporation (“Sprint”) (formerly known as Sprint Corporation) by acquiring all the outstanding capital stock of the various entities comprising Sprint Publishing and Advertising (collectively, the “Embarq Acquisition”). As a result, we are the publisher of Embarq branded yellow pages directories in 18 states including Nevada and Florida. The Embarq Directory Business now operates as R.H. Donnelley Publishing and Advertising, Inc., one of our indirect, wholly-owned subsidiaries.

Directory services agreements between Embarq and the Company, which were executed in May 2006 in conjunction with Sprint’s spin-off of its local telephone business, include a directory services license agreement, a trademark license agreement and a non-competition agreement with certain affiliates of Embarq, as well as a non-competition agreement with Sprint entered into in January 2003 (collectively “Embarq Directory Services Agreements”). The Embarq Directory Services Agreements replaced the previously existing analogous agreements with Sprint, except that Sprint remained bound by its non-competition agreement. The directory services license agreement grants us the exclusive license (and obligation as specified in the agreement) to produce, publish and distribute yellow and white pages directories for Embarq (and its successors) in 18 states where Embarq provided local telephone service at the time of the agreement. The trademark license agreement grants us the exclusive license (and obligation as specified in the agreement) to use certain specified Embarq trademarks in those markets, and the non-competition agreements prohibit Embarq and Sprint (and their respective affiliates and successors) in those markets from selling local directory advertising, with certain limited exceptions, or producing, publishing and distributing print directories. The Embarq Directory Services Agreements have initial terms of 50 years, commencing in January 2003, subject to automatic renewal and early termination under specified circumstances.

The purposes of our acquisitions included the following:

•	Building RHD into a leading publisher of yellow pages directories and provider of online commercial search services;

•	Adding leading Internet advertising talent and technology, to strengthen RHD’s position in the expanding local commercial search market and to develop an online performance based advertising network;

•	Enhancing our local Internet Marketing capabilities and offerings.

These acquisitions were accounted for as purchase business combinations and the purchase price for each acquisition was allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their respective fair values on each acquisition date.

Segment Reporting

Management reviews and analyzes its business of providing local commercial search products and solutions, including publishing yellow pages directories, as one operating segment.

Critical Accounting Estimates

The preparation of financial statements in accordance with GAAP requires management to estimate the effect of various matters that are inherently uncertain as of the date of the financial statements. Each of these estimates varies in regard to the level of judgment involved and its potential impact on the Company’s reported financial results. Estimates are deemed critical when a different estimate could have reasonably been used or when changes in the estimate are reasonably likely to occur from period to period, and could materially impact the Company’s financial condition, changes in financial condition or results of operations. The Company’s significant accounting polices as of December 31, 2007 are discussed in Note 2 of the notes to the consolidated financial statements included in Item 8 of this Annual Report. The critical estimates inherent in these accounting polices as of December 31, 2007 are discussed below. Management believes the current assumptions and other considerations used to estimate these amounts in the Company’s consolidated financial statements are appropriate.

Intangible Assets and Goodwill Valuation and Amortization

Our intangible assets consist of directory services agreements between the Company and each of Qwest, AT&T and Embarq, respectively, a non-competition agreement between the Company and Sprint, established customer relationships and a third party contract, trademarks and trade names, an advertising commitment and technology and network platforms, all resulting from the Dex Media Merger, AT&T Directory Acquisition, Embarq Acquisition, Business.com Acquisition or Local Launch Acquisition. The intangible assets are being amortized over the period the assets are expected to contribute to the cash flow of the Company, which reflect the expected pattern of benefit. Our recorded goodwill resulted from the Dex Media Merger, AT&T Directory Acquisition, Embarq Acquisition, Business.com Acquisition and Local Launch Acquisition and is not subject to amortization, however is subject to annual impairment testing.

The intangible assets are subject to impairment testing in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS No. 144”). The Company reviews the carrying value of its intangible assets for impairment whenever events or circumstances indicate that their carrying amount may not be recoverable. The impairment test for the intangible assets is performed by comparing the carrying amount of the intangible assets to the sum of the undiscounted expected future cash flows relating to these assets. In accordance with SFAS No. 144, impairment exists if the sum of the future undiscounted cash flows is less than the carrying amount of the intangible asset, or its related group of assets. Impairment would result in a write-down of the intangible asset to its estimated fair value based on discounted future cash flows.

Goodwill is subject to impairment testing in accordance with SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”). Goodwill is tested for impairment by comparing the carrying amount of the reporting unit to the estimated fair value of the reporting unit. In accordance with SFAS No. 142, impairment may exist if the carrying amount of the reporting unit is less than its estimated fair value. Impairment would result in a write-down equal to the difference between the carrying amount and the estimated fair value of the reporting unit goodwill.

We used certain estimates and assumptions in our impairment evaluation, including, but not limited to, projected future cash flows, revenue growth, customer attrition levels, and estimated write-offs. During the year ended December 31, 2007, we recognized an impairment charge of $20.0 million associated with the tradenames acquired in the Embarq Acquisition. This impairment charge resulted from a change in our branding strategy to utilize a new Dex market brand for all of our print and online products across our entire footprint and discontinued use of the tradenames acquired in the Embarq Acquisition. This impairment charge was determined using the relief from royalty valuation method and is included within depreciation and amortization expense on the consolidated statement of operations for the year ended December 31, 2007.

The decline in the trading value of our debt and equity securities will require us to continue to assess the recoverability of our goodwill and negative industry and economic trends may indicate that the carrying values of our other intangible assets are not recoverable. Apart from the impairment charge discussed above, we concluded that there was no impairment of intangible assets or goodwill at December 31, 2007. The trading value of our publicly traded debt and equity securities has continued to decline subsequent to December 31, 2007. If the value of our debt and equity securities does not recover, we will be required to assess the fair values of the assets and liabilities of the Company and could conclude that goodwill and other long lived assets are impaired, which would result in impairment charges in 2008. In addition, worsening economic conditions in certain of our markets may require us to assess the recoverability of other intangible assets during 2008 which could result in additional impairment charges.

Had the aggregate net book value of the intangible assets and goodwill at December 31, 2007 been impaired by 1%, net income in 2007 would have been adversely impacted by approximately $88.2 million.

Additionally, management must assess whether the remaining useful lives of the intangible assets represent the period that the intangible assets are expected to contribute to our cash flow. In our assessment process, we used certain estimates and assumptions, including projected future cash flows, customer attrition levels and industry and economic conditions. In accordance with SFAS No. 144, we evaluate the remaining useful lives of the intangible assets whenever events or circumstances indicate that a revision to the remaining period of amortization is warranted. If the estimated remaining useful lives change, the remaining carrying amount of the intangible asset would be amortized prospectively over that revised remaining useful life. For the year ended December 31, 2007, amortization of intangible assets was $408.3 million. Had the remaining useful lives of the intangible assets been shortened by 10%, net income in 2007 would have been adversely impacted by approximately $32.2 million.

Income Taxes

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

We adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes: An Interpretation of FASB Statement No. 109 (“FIN No. 48”) on January 1, 2007. This interpretation clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109. FIN No. 48 prescribes a recognition threshold and measurement principles for the financial statement recognition and measurement of tax positions taken or expected to be taken on a tax return. Under FIN No. 48, the impact of an uncertain income tax position on an income tax return must be recognized at the largest amount that is more likely than not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. Additionally, FIN No. 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures and transition requirements.

See Item 8, “Financial Statements and Supplementary Data” — Note 9, “Income Taxes,” for more information regarding our provision (benefit) for income taxes as well as the impact of adopting FIN No. 48.

In the ordinary course of business, there may be many transactions and calculations where the ultimate tax outcome is uncertain. The calculation of tax liabilities involves dealing with uncertainties in the application of complex tax laws. We recognize potential liabilities for anticipated tax audit issues based on an estimate of the ultimate resolution of whether, and the extent to which, additional taxes will be due. Although we believe the estimates are reasonable, no assurance can be given that the final outcome of these matters will not be different than what is reflected in the historical income tax provisions and accruals.

As part of our financial reporting process, we must assess the likelihood that our deferred tax assets can be recovered. Unless recovery is more likely than not, the provision for taxes must be increased by recording a reserve in the form of a valuation allowance for the deferred tax assets that are estimated not to be ultimately recoverable. In this process, certain relevant criteria are evaluated including the existence of deferred tax liabilities that can be used to absorb deferred tax assets and taxable income in future years. Our judgment regarding future taxable income may change due to future market conditions, changes in U.S. tax laws and other factors. These changes, if any, may require material adjustments to these deferred tax assets and an accompanying reduction or increase in net income in the period when such determinations are made.

In addition, we operate within multiple taxing jurisdictions and we are subject to audit in these jurisdictions. These audits can involve complex issues, which may require an extended period of time to resolve. We maintain a liability for the estimate of potential income tax exposure and in our opinion adequate provision for income taxes has been made for all years.

Allowance for Doubtful Accounts and Sales Claims

We record our revenue net of an allowance for sales claims. In addition, we record a provision for bad debts. The provision for bad debts and allowance for sales claims are estimated based on historical experience. We also evaluate the current condition of our customer balances, bankruptcy filings, any change in credit policy, historical charge-off patterns, recovery rates and other data when determining our allowance for doubtful accounts reserve. We review these estimates periodically to assess whether additional adjustment is needed based on economic events or other circumstances, including actual experience at the end of the billing and collection cycle. We believe that the allowance for doubtful accounts and sales claims is adequate to cover anticipated losses under current conditions; however, significant deterioration in any of the factors noted above or in the overall economy could materially change these expectations. The provisions for sales claims and doubtful accounts are estimated based on a percentage of revenue. Accordingly, an additional 1% change in these allowance percentages would have impacted 2007 net income by approximately $16.5 million.

Pension Benefits

Our pension plan obligations and related assets of the Company’s defined benefit pension plans are presented in Note 10 to our consolidated financial statements. Plan assets consist primarily of marketable equity and debt instruments and are valued using market quotations. The determination of plan obligations and annual pension expense requires management to make a number of assumptions. Key assumptions in measuring the plan obligations include the discount rate, the rate of future salary increases and the long-term expected return on plan assets. During 2007 and 2006, we utilized the Citigroup Pension Liability Index as the appropriate discount rate for our defined benefit pension plans. This Index is widely used by companies throughout the United States and is considered to be one of the preferred standards for establishing a discount rate. In 2005, the discount rate was determined using a methodology that discounts the projected plan cash flows to the measurement date using the spot rates provided in the Citigroup Pension Discount Curve. A single discount rate was then computed so that the present value of the benefit plans’ cash flows using this single rate equaled the present value computed using the Citigroup Pension Discount Curve. Salary increase assumptions are based upon historical experience and anticipated future management actions. Asset returns are based upon the anticipated average rate of earnings expected on invested funds of the plan over the long-run. At December 31, 2007, the weighted-average actuarial assumptions were: discount rate of 5.90%; long-term rate of return on plan assets of 8.25% for RHD plans and 8.50% for Dex Media plans; and assumed salary increases of 3.66%. Net periodic pension costs recognized in 2007 were $12.8 million. A 1% increase in the discount rate would affect 2007 net income by approximately $3.5 million and a 1% decrease in the discount rate would affect 2007 net income by approximately $3.1 million; a 1% increase in assumed salary increases would affect 2007 net income by approximately $1.2 million and a 1% decrease in assumed salary increases would affect 2007 net income by approximately $1.1 million; and a 1% change in the long-term rate of return on plan assets would affect 2007 net income by approximately $2.3 million.

Stock-Based Compensation

On January 1, 2006, we adopted SFAS No. 123(R), Share-Based Payment (“SFAS No. 123(R)”) using the Modified Prospective Method. Under this method, we are required to record compensation expense in the consolidated statement of operations for all employee stock-based awards granted, modified or settled after the date of adoption and for the unvested portion of previously granted stock awards that remain outstanding as of the beginning of the period of adoption based on their grant date fair values. Under SFAS No. 123(R), the fair value of our stock-based awards is calculated using the Black-Scholes model at the time these stock-based awards are granted. SFAS No. 123(R) and the use of the Black-Scholes model requires significant judgment and the use of estimates, particularly for assumptions such as expected volatility, risk-free interest rates and expected lives to value stock-based awards and forfeiture rates to recognize stock-based compensation. The following assumptions were used in valuing stock-based awards and for recognition of stock-based compensation for the years ended December 31, 2007 and 2006:

	December 31, 2007	December 31, 2006

Expected volatility	23.5%	28.2%
Risk-free interest rate	4.5%	4.4%
Expected life	5 Years	5 years
Forfeiture rate	5.0%	5.0%
Dividend yield	0%	0%

We estimate expected volatility based on the historical volatility of the price of our common stock over the expected life of our stock-based awards. The expected life represents the period of time that stock-based awards granted are expected to be outstanding, which is estimated consistent with the simplified method identified in SAB No. 107 (defined below). The simplified method calculates the expected life as the average of the vesting and contractual terms of the award. The risk-free interest rate is based on applicable U.S. Treasury yields that approximate the expected life of stock-based awards granted. We also use historical data to estimate a forfeiture rate. Estimated forfeitures are adjusted to the extent actual forfeitures differ, or are expected to materially differ, from such estimates.

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

New Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141(R), Business Combinations (“SFAS No. 141(R)”). SFAS No. 141(R) replaces SFAS No. 141, Business Combinations (“SFAS No. 141”), and establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree, recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 and earlier adoption is prohibited.

In December 2007, the SEC issued Staff Accounting Bulletin No. 110, “Use of a Simplified Method in Developing Expected Term of Share Options” (“SAB No. 110”). SAB No. 110 amends and replaces Staff Accounting Bulletin No. 107 (“SAB No. 107”), which expressed the views of the staff regarding the use of the “simplified” method in developing an estimate of the expected life of “plain vanilla” share options and allowed usage of the “simplified” method for share option grants prior to December 31, 2007. SAB No. 110 will continue to permit, under certain circumstances, the use of the simplified method beyond December 31, 2007. SAB No. 110 is effective January 1, 2008 and the Company does not expect the adoption of SAB No. 110 to have a material impact on its consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115 (“SFAS No. 159”). SFAS No. 159 permits companies to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective of SFAS No. 159 is to provide opportunities to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply hedge accounting provisions. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We adopted SFAS No. 159 effective January 1, 2008. The adoption of SFAS No. 159 did not have a material impact on our consolidated financial position and results of operations.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We adopted SFAS No. 157 effective January 1, 2008. The adoption of SFAS No. 157 did not have a material impact on our consolidated financial position and results of operations.

We have reviewed other new accounting standards not identified above and do not believe any other new standards will have a material impact on our financial position or operating results.

RESULTS OF OPERATIONS

Year Ended December 31, 2007 compared to Year Ended December 31, 2006

Factors Affecting Comparability

Reclassifications

Certain prior period amounts included in the consolidated statements of operations have been reclassified to conform to the current period’s presentation. Selling and support expenses are now presented as a separate expense category in the consolidated statements of operations. In prior periods, certain selling and support expenses were included in cost of revenue and others were included in general and administrative expenses. Additionally, beginning in 2007, we began classifying adjustments for customer claims to sales allowance, which is deducted from gross revenue to determine net revenue. In prior periods, adjustments for customer claims were included in bad debt expense under general and administrative expenses. Bad debt expense is now included under selling and support expenses. Accordingly, we have reclassified adjustments for customer claims and bad debt expense in 2006 to conform to the current period’s presentation. These reclassifications had no impact on operating income or net income for the years ended December 31, 2007 and 2006. The table below summarizes these reclassifications.

	Year Ended December 31, 2006
	As Previously
	Reported	Reclass	As Reclassified
	(Amounts in millions)

Net revenue	$1,895.9	$3.4	$1,899.3
Cost of revenue	987.1	(645.0)	342.1
Selling and support expenses	—	656.0	656.0
General and administrative expenses	142.4	(7.6)	134.8

Acquisitions

As a result of the Dex Media Merger and the AT&T Directory Acquisition, the related financings and associated purchase accounting, our 2007 results reported in accordance with GAAP are not comparable to our 2006 reported GAAP results. GAAP results presented for the year ended December 31, 2006 include eleven months of results from the Dex Media Business, which was acquired on January 31, 2006. Under the deferral and amortization method of revenue recognition, the billable value of directories published is recognized as revenue in subsequent reporting periods. However, purchase accounting precluded us from recognizing in 2006 directory revenue and certain expenses associated with directories that published prior to the Dex Media Merger, including all directories published in the month the Dex Media Merger was completed. Thus, our reported 2007 and 2006 GAAP results are not comparable and our 2006 results are not indicative of our underlying operating and financial performance. Accordingly, management is presenting adjusted pro forma information for the year ended December 31, 2006 that, among other things, eliminates the purchase accounting impact on revenue and certain expenses related to the Dex Media Merger and assumes the Dex Media Merger occurred on January 1, 2006. Management believes that the presentation of this adjusted pro forma information will help financial statement users better and more easily compare current period underlying operating results against what the combined company performance would more likely have been in the comparable prior period. All of the adjusted pro forma amounts disclosed under the caption “Non-GAAP Measures — Adjusted Pro Forma Amounts” below or elsewhere are non-GAAP measures, which are reconciled to the most comparable GAAP measures under that caption below. While the adjusted pro forma results exclude the effects of purchase accounting, and certain other non-recurring items, to better reflect underlying operating results in 2006, because of differences between RHD and Dex Media and their respective accounting policies, the 2007 GAAP results and 2006 adjusted pro forma results are not strictly comparable and should not be treated as such.

GAAP Reported Results

Net Revenue

The components of our net revenue for the years ended December 31, 2007 and 2006 were as follows:

	For the Years Ended December 31,
	2007	2006	$ Change
	(Amounts in millions)

Gross directory advertising revenue	$2,697.3	$1,907.3	$790.0
Sales claims and allowances	(54.8)	(41.9)	(12.9)

Net directory advertising revenue	2,642.5	1,865.4	777.1
Other revenue	37.8	33.9	3.9

Total net revenue	$2,680.3	$1,899.3	$781.0

Our directory advertising revenue is earned primarily from the sale of advertising in yellow pages directories we publish, net of sales claims and allowances. Directory advertising revenue also includes revenue for Internet-based advertising products including online directories such as DexKnows.com, Business.com, and Internet Marketing services. Directory advertising revenue is affected by several factors, including changes in the quantity and size of advertisements, acquisition of new customers, renewal rates of existing customers, premium advertisements sold, changes in the advertisement pricing and the introduction of new products. Revenue with respect to print advertising and Internet-based advertising products that are sold with print advertising, is recognized under the deferral and amortization method, whereby revenue is initially deferred when a directory is published and recognized ratably over the directory’s life, which is typically 12 months. Revenue with respect to Internet-based services that are not sold with print advertising, such as Internet Marketing services, is recognized as delivered or fulfilled.

Gross directory advertising revenue for the year ended December 31, 2007 increased $790.0 million, or 41.4%, from the year ended December 31, 2006. The increase is primarily due to an increase of $778.2 million in gross directory advertising revenue from directories acquired in the Dex Media Merger (“Qwest directories”), which included gross directory advertising revenue of $1,647.1 million for the year ended December 31, 2007 as compared to $868.9 million for the year ended December 31, 2006. Due to purchase accounting, gross directory advertising revenue for the year ended December 31, 2006 excluded the amortization of advertising revenue for Qwest directories published prior to February 2006 totaling $661.5 million. Purchase accounting related to the Dex Media Merger had no impact on reported revenue in 2007. The increase is also a result of recognizing a full year of results during 2007 from the Dex Media Business acquired on January 31, 2006, as opposed to eleven months of results during 2006.

The increase in gross directory advertising revenue for the year ended December 31, 2007 is also due to new product introductions, including online products and services and incremental revenue from Business.com and Local Launch. These increases are partially offset by declines in renewal business, declines in sales productivity related to systems modernization and weaker housing trends in certain of our Embarq markets.

Sales claims and allowances for the year ended December 31, 2007 increased $12.9 million, or 30.8%, from the year ended December 31, 2006. The increase in sales claims and allowances for the year ended December 31, 2007 is primarily due to recognizing a full year of results during 2007 from the acquired Dex Media Business, as opposed to eleven months of results during 2006 and the related purchase accounting impact during that period, offset by lower claims experience during 2007 primarily in the Qwest markets.

Other revenue for the year ended December 31, 2007 increased $3.9 million, or 11.5%, from the year ended December 31, 2006. Other revenue includes barter revenue, late fees received on outstanding customer balances, commissions earned on sales contracts with respect to advertising placed into other publishers’ directories, and sales of directories and certain other advertising-related products. The increase in other revenue for the year ended December 31, 2007 is primarily a result of recognizing a full year of results during 2007 from the Dex Media Business, as opposed to eleven months of results during 2006, partially offset by declines in barter activity.

Advertising sales is a statistical measure and consists of sales of advertising in print directories distributed during the period and Internet-based products and services with respect to which such advertising first appeared publicly during the period. It is important to distinguish advertising sales from net revenue, which under GAAP is recognized under the deferral and amortization method. Advertising sales for the year ended December 31, 2007 were $2,743.4 million, compared to $2,732.8 million for the year ended December 31, 2006. Advertising sales for these periods assumes the Business.com Acquisition occurred on January 1, 2006, and for the year ended December 31, 2006 assumes the Dex Media Merger occurred on January 1, 2006. The $10.6 million, or 0.4%, increase in advertising sales for the year ended December 31, 2007 is a result of stronger ad sales in the second and fourth quarters of 2007, increases in our new online products and services, and Business.com and Local Launch revenue, partially offset by declines in renewal business, mainly driven by conservatism in advertiser spending based on economic indicators. Revenue with respect to print advertising, and Internet-based advertising products that are sold with print advertising, is recognized under the deferral and amortization method, whereby revenue is initially deferred when a directory is published and recognized ratably over the directory’s life, which is typically 12 months. Revenue with respect to Internet-based services that are not sold with print advertising, such as Internet Marketing services, is recognized as delivered or fulfilled.

Expenses

The components of our total expenses for the years ended December 31, 2007 and 2006 were as follows:

	For the Years Ended December 31,
	2007	2006	$ Change
	(Amounts in millions)

Cost of revenue	$450.3	$342.1	$108.2
Selling and support expenses	716.3	656.0	60.3
General and administrative expenses	145.6	134.8	10.8
Depreciation and amortization	463.1	323.6	139.5

Total expenses	$1,775.3	$1,456.5	$318.8

Our operating expenses in 2007 include investments in our Triple Play strategy, with focus on our online products and services, and our directory publishing business with new product introductions in our Qwest, Embarq and AT&T markets. These investments include launching our new Dex market brand and our new uniform resource locator (“URL”), DexKnows.com, across our entire footprint, the introduction of plus companion directories in our Embarq and AT&T markets, as well as associated marketing and advertising campaigns, employee training associated with new product introductions, modernization and consolidation of our IT platform. We expect that these investments will drive future advertising sales and revenue improvements.

Certain costs directly related to the selling and production of directories are initially deferred and recognized ratably over the life of the directory. These costs are specifically identifiable to a particular directory and include sales commissions and print, paper and initial distribution costs. Sales commissions include amounts paid to employees for sales to local advertisers and to certified marketing representatives (“CMRs”), which act as our channel to national advertisers. All other expenses, such as sales person salaries, sales manager compensation, sales office occupancy, publishing and information technology services, are not specifically identifiable to a particular directory and are recognized as incurred. Our costs recognized in a reporting period consist of: (i) costs incurred in that period and fully recognized in that period; (ii) costs incurred in a prior period, a portion of which is amortized and recognized in the current period; and (iii) costs incurred in the current period, a portion of which is amortized and recognized in the current period and the balance of which is deferred until future periods. Consequently, there will be a difference between costs recognized in any given period and costs incurred in the given period, which may be significant. All deferred costs related to the sale and production of directories are recognized ratably over the life of each directory under the deferral and amortization method of accounting, with cost recognition commencing in the month of directory distribution.

Cost of Revenue

Total cost of revenue for the year ended December 31, 2007 was $450.3 million, compared to $342.1 million reported for the year ended December 31, 2006. The primary components of the $108.2 million, or 31.6%, increase in cost of revenue are as follows:

$ Change
(Amounts
in millions)

Expenses related to the Dex Media Business excluded from the year ended December 31, 2006 due to purchase accounting from the Dex Media Merger	$119.3
Increased internet production and distribution costs	37.2
Increased print, paper and distribution costs	10.9
Decreased “cost uplift” expense (defined below)	(49.3)
Decreased barter expense	(8.0)
All other, net	(1.9)

Total increase in cost of revenue for the year ended December 31, 2007	$108.2

The increase in cost of revenue for the year ended December 31, 2007 is primarily due to the effects of purchase accounting associated with the Dex Media Merger in 2006, as well as recognizing a full year of results from the acquired Dex Media Business during 2007.

As a result of purchase accounting required by GAAP, print and delivery costs related to directories that published prior to and in the month of the Dex Media Merger totaling $119.3 million were not reported during the year ended December 31, 2006. Directory expenses incurred during the year ended December 31, 2006 include the amortization of deferred directory costs relating to Qwest directories published beginning in February 2006.

During the year ended December 31, 2007, we incurred $37.2 million of additional expenses related to internet production and distribution due to investment in our Triple Play strategy, as well as recognizing a full year of results from the acquired Dex Media Business, compared to the year ended December 31, 2006. This investment focuses on enhancing and growing our Internet Yellow Pages (“IYP”) and Internet Marketing products and services.

During the year ended December 31, 2007, we incurred $10.9 million of additional print, paper and distribution costs, compared to the year ended December 31, 2006, due to new companion print products in our Embarq and AT&T markets, as well as recognizing a full year of results from the acquired Dex Media Business. Companion directories are a small format directory that serves as a complement to the core directory, with replicated advertising from the core directory available for an additional charge to our advertisers. Increases were offset by the commencement of our print product optimization program and negotiated price reductions in our print expenses.

As a result of purchase accounting required by GAAP, we recorded deferred directory costs, such as print, paper, delivery and commissions, related to directories that were scheduled to publish subsequent to the Dex Media Merger and the AT&T Directory Acquisition at their fair value, determined as (a) the estimated billable value of the published directory less (b) the expected costs to complete the directories, plus (c) a normal profit margin. We refer to this purchase accounting entry as “cost uplift.” Cost uplift associated with print, paper and delivery costs is amortized over the terms of the applicable directories to cost of revenue, whereas cost uplift associated with commissions is amortized over the terms of the applicable directories to selling and support expenses. The fair value of these costs as of the date each acquisition was completed was determined to be $157.7 million and $81.3 million for the Dex Media Merger and the AT&T Directory Acquisition, respectively. Cost uplift amortization associated with print, paper and delivery costs totaled $15.3 million for the year ended December 31, 2007, compared to $64.6 million for the year ended December 31, 2006, related to the Dex Media Merger. This represents a decrease in cost uplift expense of $49.3 million for the year ended

December 31, 2007. There was no amortization of cost uplift recognized as cost of revenue for the years ended December 31, 2007 and 2006 relating to the AT&T Directory Acquisition.

During the year ended December 31, 2007, barter expenses declined $8.0 million compared to the year ended December 31, 2006, due to declines in barter activity in our Qwest markets.

Changes in the All other category primarily relate to a decrease in print delivery management costs due to synergies resulting from the Dex Media Merger.

Selling and Support Expenses

Total selling and support expenses for the year ended December 31, 2007 were $716.3 million, compared to $656.0 million reported for the year ended December 31, 2006. The primary components of the $60.3 million, or 9.2%, increase in selling and support expenses are as follows:

$ Change
(Amounts
in millions)

Expenses related to the Dex Media Business excluded from the year ended December 31, 2006 due to purchase accounting from the Dex Media Merger	$100.7
Increased advertising and branding expenses	22.5
Decreased “cost uplift” expense	(45.8)
Decreased commissions and salesperson costs	(9.5)
All other, net	(7.6)

Total increase in selling and support expenses for the year ended December 31, 2007	$60.3

The increase in selling and support expenses for the year ended December 31, 2007 is primarily due to the effects of purchase accounting associated with the Dex Media Merger in 2006, as well as recognizing a full year of results from the acquired Dex Media Business during 2007.

As a result of purchase accounting required by GAAP, deferred commissions and other selling and support costs related to directories that published prior to and in the month of the Dex Media Merger totaling $100.7 million were not reported during the year ended December 31, 2006. Directory expenses incurred during the year ended December 31, 2006 include the amortization of deferred directory costs relating to Qwest directories published beginning in February 2006.

During the year ended December 31, 2007, we incurred $22.5 million of additional advertising and branding expenses as compared to the year ended December 31, 2006. These media and collateral costs were incurred to promote our Triple Play strategy, our Dex brand name for all of our print and online products, as well as the use of DexKnows.com as our new URL across our entire footprint. The increase is also attributable to recognizing a full year of results from the acquired Dex Media Business. Advertising expense includes $7.8 million related to traffic acquisition costs associated with the operations of Business.com, with no comparable expense for the prior corresponding period.

Cost uplift associated with commissions totaled $13.6 million during the year ended December 31, 2007 relating to the Dex Media Merger, compared to $59.4 million for the year ended December 31, 2006 relating to the Dex Media Merger and the AT&T Directory Acquisition. This represents a decrease in cost uplift of $45.8 million for the year ended December 31, 2007.

During the year ended December 31, 2007, commissions and salesperson costs declined $9.5 million compared to the year ended December 31, 2006, primarily due to lower CMR commission rates.

Changes in the All other category primarily relate to a decrease in non-cash stock-based compensation expense, partially offset by an increase in sales training costs due to new product introductions across our entire footprint, including online products and services.

General and Administrative Expenses

General and administrative (“G&A”) expenses for the year ended December 31, 2007 were $145.6 million, compared to $134.8 million for the year ended December 31, 2006. The primary components of the $10.8 million, or 8.0%, increase in G&A expenses are as follows:

$ Change
(Amounts
in millions)

Increase in information technology (“IT”) expenses	$7.3
Decreased general corporate expenses	(3.8)
All other, net	7.3

Total increase in G&A expenses for the year ended December 31, 2007	$10.8

The increase in G&A expenses for the year ended December 31, 2007 is primarily due recognizing a full year of results from the acquired Dex Media Business during 2007, as opposed to eleven months of results during 2006.

During the year ended December 31, 2007, we incurred approximately $7.3 million of additional IT expenses compared to the year ended December 31, 2006, due to recognizing a full year of results from the acquired Dex Media Business, investment in our IT infrastructure to support our Triple Play products and services, and enhancements and technical support of multiple production systems as we continue to integrate to a consolidated IT platform. This increase is partially offset by cost savings resulting from lower rates associated with a recently negotiated IT contract, which became effective in July 2007.

G&A expenses for the year ended December 31, 2007 included reductions in general corporate expenses of $3.8 million from the year ended December 31, 2006, primarily due to achieving cost synergies and expense reduction efforts associated with the Dex Media Merger.

Depreciation and Amortization

Depreciation and amortization (“D&A”) expense for the year ended December 31, 2007 was $463.1 million, compared to $323.6 million for the year ended December 31, 2006. Amortization of intangible assets was $408.3 million for the year ended December 31, 2007, compared to $277.5 million for the year ended December 31, 2006. The increase in amortization expense for the year ended December 31, 2007 is primarily due to recognizing a full year of amortization related to intangible assets acquired in the Dex Media Merger, amortizing the local customer relationships intangible asset acquired in the Dex Media Merger beginning in the first quarter of 2007 and amortization of intangible assets acquired in the Business.com Acquisition. During the year ended December 31, 2007, we recognized an impairment charge of $20.0 million associated with the tradenames acquired in the Embarq Acquisition. This impairment charge resulted from a change in our branding strategy to utilize a new Dex market brand for all of our print and online products across our entire footprint and discontinued use of the tradenames acquired in the Embarq Acquisition. This impairment charge was determined using the relief from royalty valuation method and is included within depreciation and amortization on the consolidated statement of operations for the year ended December 31, 2007.

Depreciation of fixed assets and amortization of computer software was $54.8 million for the year ended December 31, 2007, compared to $46.1 million for the year ended December 31, 2006. The increase in depreciation expense for the year ended December 31, 2007 was primarily due to recognizing a full year of depreciation related to fixed assets acquired in the Dex Media Merger as well as additional depreciation expense resulting from fixed asset additions related to computer software.

Operating Income

Operating income for the years ended December 31, 2007 and 2006 was as follows:

	For the Years Ended December 31,
	2007	2006	$ Change
	(Amounts in millions)

Total	$905.0	$442.8	$462.2

Operating income for the year ended December 31, 2007 of $905.0 million increased by $462.2 million from operating income of $442.8 million for the year ended December 31, 2006. The increase in operating income for the year ended December 31, 2007 is due to the effects of purchase accounting associated with the Dex Media Merger in 2006, recognizing a full year of results from the acquired Dex Media Business during 2007, and other revenue and expense trends described above.

Non-operating Income

During the year ended December 31, 2007, we recognized a non-operating gain on the sale of an investment of $1.8 million.

Interest Expense, Net

Net interest expense for the year ended December 31, 2007 was $830.9 million, compared to $765.1 million for the year ended December 31, 2006, and includes $40.0 million and $21.9 million, respectively, of non-cash amortization of deferred financing costs. The increase in net interest expense of $65.8 million for the year ended December 31, 2007 when compared to the prior corresponding period, is primarily due to call premium payments of $71.7 million and write-off of unamortized deferred financing costs of $16.8 million (which is included in the amortization of deferred financing costs of $40.0 million noted above) associated with the refinancing transactions conducted during the fourth quarter of 2007. The increase in net interest expense is also attributable to recognizing a full period of interest expense related to the outstanding debt associated with the Dex Media Merger and GS Repurchase (defined below) and debt acquired in the Dex Media Merger.

In conjunction with the Dex Media Merger and as a result of purchase accounting required under GAAP, we recorded Dex Media’s debt at its fair value on January 31, 2006. We recognize an offset to interest expense each period for the amortization of the corresponding fair value adjustment over the life of the respective debt. The offset to interest expense was $92.1 million for the year ended December 31, 2007, compared to $26.4 million for the year ended December 31, 2006. The offset to interest expense for the year ended December 31, 2007 includes $62.2 million related to the redemption of Dex Media East’s outstanding 9.875% senior notes and 12.125% senior subordinated notes on November 26, 2007.

The increase in net interest expense is also partially offset by lower outstanding debt during the year ended December 31, 2007 due to debt repayments. See “Liquidity and Capital Resources” for further detail regarding our debt obligations.

Provision (Benefit) for Income Taxes

The effective tax rate on income before income taxes of 38.3% for the year ended December 31, 2007 compares to 26.2% on loss before income taxes for the year ended December 31, 2006. The increase in the rate is a result of higher state tax expense due to the increase of uncertain tax liabilities in various tax jurisdictions, specifically New York and North Carolina, and due to an increase in the valuation allowance against certain state net operating losses that the Company believes will more likely than not expire prior to their utilization. In addition, the rate increase also reflects recognition of additional interest expense of $1.6 million and $1.2 million in 2007 related to the taxable years 2004 and 2005, respectively, as a result of the IRS settlement in July 2007 (see below).

The 2007 provision for income taxes of $29.0 million is comprised of a federal tax provision of $27.5 million, resulting from a current tax provision of $11.8 million relating to an Internal Revenue Service (“IRS”) settlement and a deferred tax provision of $15.7 million resulting from a current year taxable loss. The 2007 state tax provision of $1.5 million results from a current tax provision of $8.5 million relating to taxes due in states where subsidiaries of the Company file separate company returns, offset by a deferred state tax benefit of $7.0 million relating to the apportioned taxable income or loss among various states. A federal net operating loss for income tax purposes of approximately $303.3 million was generated in 2007 primarily as a result of tax amortization expense recorded with respect to the intangible assets acquired in the Dex Media Merger, AT&T Directory Acquisition, Embarq Acquisition and Business.com Acquisition.

At December 31, 2007, the Company had federal and state net operating loss carryforwards of approximately $618.3 million (net of carryback) and $801.3 million, respectively, which will begin to expire in 2026 and 2008, respectively. These amounts include consideration of net operating losses expected to expire unused due to the Internal Revenue Code Section 382 limitation for ownership changes related to Business.com that occurred prior to the Business.com Acquisition.

The 2006 income tax benefit of $84.5 million is comprised of a federal deferred tax benefit of $112.9 million resulting from the period’s taxable loss, offset by a state tax provision of $28.4 million. The 2006 state tax provision of $28.4 million primarily resulted from the modification of apportioned taxable income or loss among various states. A net operating loss for tax purposes of approximately $216.3 million was generated in 2006 primarily as a result of tax amortization expense recorded with respect to the intangible assets acquired in the Dex Media Merger, AT&T Directory Acquisition and Embarq Acquisition.

In July 2007, we effectively settled all issues under consideration with the IRS related to its audit for taxable years 2003 and 2004. Therefore, tax years 2005 and 2006 are still subject to examination by the IRS. Certain state tax returns are under examination by various regulatory authorities. We continuously review issues raised in connection with ongoing examinations and open tax years to evaluate the adequacy of our reserves. We believe that our accrued tax liabilities under FIN No. 48 are adequate to cover uncertain tax positions related to U.S. federal and state income taxes.

Net Income (Loss), Loss Available to Common Shareholders and Earnings (Loss) Per Share

Net income for the year ended December 31, 2007 was $46.9 million, compared to a net loss of $(237.7) million reported for the year ended December 31, 2006. Net income for the year ended December 31, 2007 as compared to the net loss reported for the year ended December 31, 2006 is primarily due to recognizing a full year of results from the acquired Dex Media Business during 2007, absent any adverse impact from purchase accounting associated with the Dex Media Merger. Net income for the year ended December 31, 2007 was negatively impacted by increased interest expense and D&A as described above.

On January 27, 2006, we repurchased the remaining 100,301 shares of our outstanding 8% convertible cumulative preferred stock (“Preferred Stock”) from investment partnerships affiliated with The Goldman Sachs Group, Inc. (the “GS Funds”) for $336.1 million in cash, including accrued cash dividends and interest (the “GS Repurchase”). Based on the terms of the stock purchase agreement, the recorded value of the Preferred Stock was accreted to its redemption value of $336.1 million at January 27, 2006. The accretion to redemption value of $2.0 million (which represented accrued dividends and interest) was recorded as an increase to loss available to common shareholders on the consolidated statement of operations for the year ended December 31, 2006. In conjunction with the GS Repurchase, we also reversed the previously recorded beneficial conversion feature (“BCF”) related to these shares and recorded a decrease to loss available to common shareholders of $31.2 million on the consolidated statement of operations for the year ended December 31, 2006.

The resulting loss available to common shareholders was $(208.5) million for the year ended December 31, 2006.

Subsequent to the GS Repurchase and for the year ended December 31, 2007, we accounted for earnings (loss) per share (“EPS”) in accordance with SFAS No. 128, Earnings Per Share (“SFAS No. 128”). For the year ended December 31, 2006 (through January 27, 2006, the closing date of the GS Repurchase), we accounted for EPS in accordance with Emerging Issues Task Force (“EITF”) No. 03-6, Participating Securities

and the Two-Class Method under FASB Statement 128 (“EITF 03-6”), which established standards regarding the computation of EPS by companies that have issued securities other than common stock that contractually entitle the holder to participate in dividends and earnings of the company. EITF 03-6 requires earnings available to common shareholders for the period, after deduction of preferred stock dividends, to be allocated between the common and preferred stockholders based on their respective rights to receive dividends. Basic EPS is then calculated by dividing loss allocable to common shareholders by the weighted average number of shares outstanding. EITF 03-6 does not require the presentation of basic and diluted EPS for securities other than common stock. Therefore, the following EPS amounts only pertain to our common stock.

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

The calculation of basic and diluted EPS for the years ended December 31, 2007 and 2006, respectively, is presented below.

	For the Years Ended
	December 31,
	2007	2006
	(Amounts in thousands, except percentages and per share amounts)

Basic EPS
Income (loss) available to common shareholders	$46,859	$(208,483)
Amount allocable to common shareholders(1)	100%	100%

Income (loss) allocable to common shareholders	46,859	(208,483)
Weighted average common shares outstanding	70,932	66,448

Basic earnings (loss) per share	$0.66	$(3.14)

Diluted EPS
Income (loss) available to common shareholders	$46,859	$(208,483)
Amount allocable to common shareholders(1)	100%	100%

Income (loss) allocable to common shareholders	$46,859	(208,483)
Weighted average common shares outstanding	70,932	66,448
Dilutive effect of stock awards and warrants(2)	1,031	—
Dilutive effect of Preferred Stock assuming conversion(2)	—	—

Weighted average diluted shares outstanding	71,963	66,448

Diluted earnings (loss) per share	$0.65	$(3.14)

(1)	In computing EPS using the two-class method, we have not allocated the net loss reported for the year ended December 31, 2006 between common and preferred shareholders since preferred shareholders had no contractual obligation to share in the net loss.

(2)	Due to the loss allocable to common shareholders reported for the year ended December 31, 2006, the effect of all stock-based awards, warrants and the assumed conversion of the Preferred Stock were anti-dilutive and therefore are not included in the calculation of diluted EPS. For the years ended December 31, 2007 and 2006, 2,593 shares and 2,263 shares, respectively, of stock-based awards had exercise prices that exceeded the average market price of the Company’s common stock for the respective periods. For the year ended December 31, 2006, the assumed conversion of the Preferred Stock into 391 shares of common stock was anti-dilutive and therefore not included in the calculation of diluted EPS.

Non-GAAP Measures — Adjusted Pro Forma Amounts

As a result of the Dex Media Merger and AT&T Directory Acquisition, the related financings and associated purchase accounting, our 2007 results reported in accordance with GAAP are not comparable to our 2006 reported GAAP results. GAAP results presented for the year ended December 31, 2006 include eleven months of results from the Dex Media Business, which was acquired on January 31, 2006. Under the deferral and amortization method of revenue recognition, the billable value of directories published is recognized as revenue in subsequent reporting periods. However, purchase accounting precluded us from recognizing in 2006 directory revenue and certain expenses associated with directories that published prior to the Dex Media Merger, including all directories published in the month the Dex Media Merger was completed. Thus, our reported 2007 and 2006 GAAP results are not comparable and our 2006 results are not indicative of our underlying operating and financial performance. Accordingly, management is presenting adjusted pro forma information for the year ended December 31, 2006 that, among other things, eliminates the purchase accounting impact on revenue and certain expenses related to the Dex Media Merger and assumes the Dex Media Merger occurred on January 1, 2006. Management believes that the presentation of this adjusted pro forma information will help financial statement users better and more easily compare current period underlying operating results against what the combined company performance would more likely have been in the comparable prior period. All of the adjusted pro forma amounts disclosed below or elsewhere are non-GAAP measures, which are reconciled to the most comparable GAAP measures below. While the adjusted pro forma results exclude the effects of purchase accounting, and certain other non-recurring items, to better reflect underlying operating results in 2006, because of differences between RHD and Dex Media and their respective accounting policies, the 2007 GAAP results and 2006 adjusted pro forma results are not strictly comparable and should not be treated as such.

2007 Reported GAAP Operating Income Compared to 2006 Adjusted Pro Forma Operating Income

The components of reported GAAP operating income for the year ended December 31, 2007 and adjusted pro forma operating income for the year ended December 31, 2006 are as follows:

	For the Year Ended
	December 31, 2007	For the Year Ended December 31, 2006
	Reported	Reported			Adjusted
	GAAP	GAAP	Adjustments		Pro Forma	$ Change
	(Amounts in millions)

Net revenue	$2,680.3	$1,899.3	$789.2	(1)	$2,688.5	$(8.2)
Expenses, other than depreciation and amortization	1,312.2	1,132.9	108.8	(2)	1,241.7	70.5
Depreciation and amortization	463.1	323.6	20.5	(3)	344.1	119.0

Operating income	$905.0	$442.8	$659.9		$1,102.7	$(197.7)

(1)	Represents all deferred revenue for directories that published prior to the Dex Media Merger, which would have been recognized during the period absent purchase accounting required under GAAP. Adjustments also include GAAP revenue for January 2006 as reported by Dex Media.

(2)	Represents (a) certain deferred expenses for directories that published prior to the Dex Media Merger, which would have been recognized during the period absent purchase accounting required under GAAP, (b) GAAP expenses for January 2006 as reported by Dex Media, (c) exclusion of transaction expenses reported by Dex Media in January 2006 directly related to the Dex Media Merger and (d) the exclusion of cost uplift recorded under purchase accounting associated with the Dex Media Merger and the AT&T Directory Acquisition.

(3)	Represents the additional amortization expense related to the identifiable intangible assets acquired in the Dex Media Merger, assuming the Dex Media Merger was consummated on January 1, 2006.

2007 Reported GAAP Net Revenue Compared to 2006 Adjusted Pro Forma Net Revenue

The components of reported GAAP net revenue for the year ended December 31, 2007 and adjusted pro forma net revenue for the year ended December 31, 2006 are as follows:

	For the Year Ended
	December 31, 2007	For the Year Ended December 31, 2006
	Reported	Reported			Adjusted
	GAAP	GAAP	Adjustments		Pro Forma	$ Change
	(Amounts in millions)

Gross directory advertising revenue	$2,697.3	$1,907.3	$798.1	(1)	$2,705.4	$(8.1)
Sales claims and allowances	(54.8)	(41.9)	(23.0	)(1)	(64.9)	10.1

Net directory advertising revenue	2,642.5	1,865.4	775.1		2,640.5	2.0
Other revenue	37.8	33.9	14.1	(2)	48.0	(10.2)

Net revenue	$2,680.3	$1,899.3	$789.2		$2,688.5	$(8.2)

(1)	Represents gross directory advertising revenue and sales claims and allowances for directories that published prior to the Dex Media Merger, which would have been recognized during the period absent purchase accounting required under GAAP. Adjustments also include GAAP results for January 2006 as reported by Dex Media.

(2)	Other revenue includes barter revenue, late fees paid on outstanding customer balances, commissions earned on sales contracts with respect to advertising placed into other publishers’ directories, sales of directories and certain other print and internet products.

Gross directory advertising revenue with respect to print advertising, and Internet-based advertising products that are sold with print advertising, is recognized under the deferral and amortization method, whereby revenue is initially deferred when a directory is published and recognized ratably over the directory’s life, which is typically 12 months. Revenue with respect to Internet-based services that are not sold with print advertising, such as Internet Marketing services, is recognized as delivered or fulfilled. Accordingly, revenue recognized in a reporting period consists of (i) revenue incurred in that period and fully recognized in that period, (ii) revenue incurred in a prior period, a current portion of which is amortized and recognized in the current period, and (iii) revenue incurred in the current period, a portion of which is amortized and recognized in the current period and the balance of which is deferred until future periods.

Gross revenue for the year ended December 31, 2007 was $2,697.3 million, representing a decrease of $8.1 million, or 0.3%, from adjusted pro forma gross revenue of $2,705.4 million for the year ended December 31, 2006. The primary components of this decrease include declines in renewal business, mainly driven by conservatism in advertiser spending based on economic indicators, weaker advertising sales in the first and third quarters of 2007, partially offset by stronger advertising sales in the second and fourth quarters of 2007, increases in our new online products and services, Business.com and Local Launch revenue.

Reported sales claims and allowances for the year ended December 31, 2007 were $54.8 million, representing a decrease of $10.1 million or 15.6% from adjusted pro forma sales claims and allowances of $64.9 million reported for the year ended December 31, 2006. This decrease is primarily due to higher sales claims experience in 2006 associated with the prior legacy Dex Media systems conversion. The system conversion issues were resolved during 2006.

Reported other revenue for the year ended December 31, 2007 was $37.8 million, representing a decrease of $10.2 million or 21.3% from adjusted pro forma other revenue of $48.0 million for the year ended December 31, 2006. This decrease is primarily related to declines in barter activity and declines in revenue related to other advertising — related products.

2007 Reported GAAP Expenses Compared to 2006 Adjusted Pro Forma Expenses

Reported GAAP expenses, other than depreciation and amortization, for the year ended December 31, 2007 of $1,312.2 million increased by $70.5 million, or 5.7%, from adjusted pro forma expenses of $1,241.7 million for the year ended December 31, 2006. The primary components of the $70.5 million increase in reported GAAP expenses, other than depreciation and amortization, for the year ended December 31, 2007 are shown below:

$ Change
(Amounts
in millions)

Increased internet production and distribution costs	$33.8
“Cost uplift” expense	28.9
Increased advertising and branding expenses	22.5
Increased print, paper and distribution costs	10.9
Increased IT expenses	4.1
Decreased commissions and salesperson costs	(9.5)
Decreased barter expense	(8.0)
Decreased general corporate expenses	(5.5)
All other, net	(6.7)

Total increase in 2007 reported GAAP expenses, other than depreciation and amortization, compared to 2006 adjusted pro forma expenses	$70.5

Reported GAAP internet production and distribution costs for the year ended December 31, 2007 increased $33.8 million from adjusted pro forma internet production and distribution costs for the year ended December 31, 2006 due to investment in our Triple Play strategy as well as costs associated with the operations of Business.com. Investment in our Triple Play strategy focuses on enhancing and growing our IYP and Internet Marketing products and services. Adjusted pro forma internet production and distribution costs for the year ended December 31, 2006 also included expenses for January 2006 as reported by Dex Media.

During the year ended December 31, 2007, reported GAAP expenses, other than depreciation and amortization, include $28.9 million of cost uplift expense related to the Dex Media Merger, while adjusted pro forma expenses for the year ended December 31, 2006 exclude cost uplift expense. Similarly, reported GAAP expenses for the year ended December 31, 2006 included $124.0 million of cost uplift expense related to the Dex Media Merger and AT&T Directory Acquisition, with no comparable adjusted pro forma expense for the year ended December 31, 2006. Cost uplift related to the Dex Media Merger has been fully recognized in 2007 as all directories that were scheduled to publish on a 12 month cycle have been published. Cost uplift related to the Dex Media Merger will not impact future periods.

During the year ended December 31, 2007, we incurred $22.5 million of additional advertising and branding expenses as compared to adjusted pro forma advertising and branding expenses for the year ended December 31, 2006. These media and collateral costs were incurred to promote our Triple Play strategy, our Dex brand name for all of our print and online products, as well as the use of DexKnows.com as our new URL across our entire footprint. The increase in advertising expense also includes $7.8 million related to traffic acquisition costs associated with the operations of Business.com.

During the year ended December 31, 2007, we incurred $10.9 million of additional print, paper and distribution costs as compared to adjusted pro forma print, paper and distribution costs during the year ended December 31, due to new companion print products in our Embarq and AT&T markets. Increases were offset by the commencement of our print product optimization program and negotiated price reductions in our print expenses.

During the year ended December 31, 2007, we incurred approximately $4.1 million of additional GAAP IT expenses compared to adjusted pro forma IT expenses for the year ended December 31, 2006, due to recognizing a full year of results from the acquired Dex Media Business, investment in our IT infrastructure to support our Triple Play products and services, and enhancements and technical support of multiple production systems as we continue to integrate to a consolidated IT platform. This increase is partially offset by cost savings resulting from lower rates associated with a recently negotiated IT contract, which became effective in July 2007. Adjusted pro forma IT expenses for the year ended December 31, 2006 also included expenses for January 2006 as reported by Dex Media.

Commissions and salesperson costs for the year ended December 31, 2007 decreased $9.5 million from adjusted pro forma commissions and salesperson costs for the year ended December 31, 2006, primarily due to lower CMR commission rates.

During the year ended December 31, 2007, barter expenses declined $8.0 million, compared to adjusted pro forma barter expenses for the year ended December 31, 2006, due to declines in barter activity in our Qwest markets.

Reported GAAP general corporate expenses for the year ended December 31, 2007 were $5.5 million lower than adjusted pro forma general corporate expenses for the year ended December 31, 2006, primarily due to achieving cost synergies and expense reduction efforts associated with the Dex Media Merger.

Changes in the all other category primarily relate to a decrease in non-cash stock-based compensation expense, partially offset by an increase in sales training costs due to new product introductions across our entire footprint, including online products and services.

Reported GAAP D&A expense for the year ended December 31, 2007 was $463.1 million, compared to adjusted pro forma D&A expense of $344.1 million for the year ended December 31, 2006. Adjusted pro forma D&A expense for the year ended December 31, 2006 includes incremental D&A as if the Dex Media Merger had occurred on January 1, 2006. The increase in reported GAAP D&A for the year ended December 31, 2007 of $119.0 million is primarily related to amortizing the local customer relationships intangible asset acquired in the Dex Media Merger beginning in the first quarter of 2007, the impairment charge associated with the tradenames acquired in the Embarq Acquisition discussed above, and amortization of intangible assets acquired in the Business.com Acquisition.

2007 Reported GAAP Operating Income Compared to 2006 Adjusted Pro Forma Operating Income

Reported GAAP operating income for the year ended December 31, 2007 was $905.0 million, representing a decrease of $197.7 million from adjusted pro forma operating income of $1,102.7 million for the year ended December 31, 2006, reflecting the variances between revenues and expenses from period to period described above.

Year Ended December 31, 2006 compared to Year Ended December 31, 2005

Factors Affecting Comparability

Reclassifications

Certain prior period amounts included in the consolidated statements of operations have been reclassified to conform to the current period’s presentation. Selling and support expenses are now presented as a separate expense category in the consolidated statements of operations. In prior periods, certain selling and support expenses were included in cost of revenue and others were included in general and administrative expenses. Additionally, beginning in 2007, we began classifying adjustments for customer claims to sales allowance, which is deducted from gross revenue to determine net revenue. In prior periods, adjustments for customer claims were included in bad debt expense under general and administrative expenses. Bad debt expense is now included under selling and support expenses. Accordingly, we have reclassified adjustments for customer claims and bad debt expense in 2006 and bad debt expense in 2005 to conform to the current period’s presentation. Adjustments for customer claims prior to 2006 were not material. These reclassifications had no impact on operating income or net income for the years ended December 31, 2006 and 2005. The table below summarizes these reclassifications.

	Year Ended December 31, 2006			Year Ended December 31, 2005
	As			As
	Previously		As	Previously		As
	Reported	Reclass	Reclassified	Reported	Reclass	Reclassified
			(Amounts in millions)

Net revenue	$1,895.9	$3.4	$1,899.3	$956.6	$—	$956.6
Cost of revenue	987.1	(645.0)	342.1	436.0	(320.1)	115.9
Selling and support expenses	—	656.0	656.0	—	327.4	327.4
General and administrative expenses	142.4	(7.6)	134.8	60.2	(7.2)	53.0

Acquisitions

As a result of the Dex Media Merger and AT&T Directory Acquisition, the related financings and associated purchase accounting, our 2006 results reported in accordance with GAAP are not comparable to our 2005 reported GAAP results. GAAP results presented for the year ended December 31, 2006 include eleven months of results from the Dex Media Business, which was acquired on January 31, 2006. Under the deferral and amortization method of revenue recognition, the billable value of directories published is recognized as revenue in subsequent reporting periods. However, purchase accounting precluded us from recognizing directory revenue and certain expenses associated with directories that published prior to each acquisition, including all directories published in the month each acquisition was completed. Thus, our reported 2006 and 2005 GAAP results are not comparable or indicative of our underlying operating and financial performance. Accordingly, management is presenting (1) 2006 adjusted pro forma information that, among other things, eliminates the purchase accounting impact on revenue and certain expenses related to the Dex Media Merger and assumes the Dex Media Merger occurred on January 1, 2006, and (2) 2005 combined adjusted information reflecting the sum of (a) RHD’s 2005 adjusted results (reflecting adjustments relating to the AT&T Directory Acquisition) and (b) Dex Media’s reported GAAP results during the period. Management believes that the presentation of this adjusted pro forma and combined adjusted information will help financial statement users better and more easily compare current period underlying operating results against what the combined company performance would more likely have been in the comparable prior period. All of the adjusted pro forma and combined adjusted amounts disclosed under the caption “Non-GAAP Measures — Adjusted Pro Forma and Combined Adjusted Amounts” or elsewhere are non-GAAP measures, which are reconciled to the most comparable GAAP measures under that caption below. While the adjusted pro forma and combined adjusted results each exclude the effects of purchase accounting, and certain other non-recurring items, to better reflect underlying operating results in the respective periods, because of differences between RHD, Dex Media and AT&T and their respective predecessor accounting policies, the adjusted pro forma and combined adjusted results are not strictly comparable and should not be treated as such.

SFAS No. 123(R)

For the year ended December 31, 2006, the Company recognized $43.3 million of stock-based compensation expense in accordance with SFAS No. 123 (R) related to stock-based awards granted under our various employee and non-employee stock incentive plans, with no expense on a comparable basis in 2005.

GAAP Reported Results

Net Revenue

The components of our net revenue for the years ended December 31, 2006 and 2005 were as follows:

	For the Years Ended December 31,
	2006	2005	$ Change
	(Amounts in millions)

Gross directory advertising revenue	$1,907.3	$956.0	$951.3
Sales claims and allowances	(41.9)	(10.4)	(31.5)

Net directory advertising revenue	1,865.4	945.6	919.8
Other revenue	33.9	11.0	22.9

Total net revenue	$1,899.3	$956.6	$942.7

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

Total net revenue in 2006 was $1,899.3 million, representing an increase of $942.7 million from total net revenue reported in 2005 of $956.6 million. The increase in total net revenue in 2006 is primarily a result of the Dex Media Merger, as well as, to a lesser extent, purchase accounting resulting from the AT&T Directory Acquisition. Total net revenue for 2006 includes $857.2 million of net revenue from Qwest directories with no comparable revenue in 2005. Due to purchase accounting, total net revenue for 2006 excluded the amortization of advertising revenue for Qwest directories published before February 2006 under the deferral and amortization method totaling $649.1 million, which would have been reported in the period absent purchase accounting. Purchase accounting related to the Dex Media Merger will not adversely impact reported revenue during 2007. Purchase accounting resulting from the AT&T Directory Acquisition negatively impacted net revenue during 2005 by $85.0 million with respect to AT&T-branded directories that published prior to the AT&T Directory Acquisition, which would have been recognized during 2005 had it not been for purchase accounting required under GAAP. Purchase accounting related to the AT&T Directory Acquisition did not adversely impact reported revenue during 2006.

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

Advertising sales is a statistical measure and consists of sales of advertising in print directories distributed during the period and Internet-based products and services with respect to which such advertising first appeared publicly during the period. It is important to distinguish advertising sales from net revenue, which under GAAP is recognized under the deferral and amortization method. Advertising sales for the years ended December 31, 2006 and 2005 were $2,648.2 million and $2,695.1 million, respectively, and assumes the Dex Media Merger occurred on January 1, 2005. The $46.9 million decrease in advertising sales is primarily a result of the transition and integration of our Dex Media Business, including higher customer sales claims and allowances resulting from prior legacy Dex Media systems conversion that led to declines in advertising sales in certain of our Qwest markets. The decrease in advertising sales also resulted from declines in national sales associated with rescoping and consolidation of products in our AT&T markets. These declines are partially offset by continued growth associated with our products in our Embarq markets. This decrease in advertising sales will adversely impact amortization of directory advertising revenues over the next four quarters. Revenue with respect to print advertising, and Internet-based advertising products that are bundled with print advertising, is recognized under the deferral and amortization method, whereby revenue is initially deferred when a directory is published and recognized ratably over the directory’s life, which is typically 12 months. Revenue with respect to Internet-based services that are not bundled with print advertising, such as SEM and SEO services, is recognized as delivered or fulfilled.

Expenses

The components of our total expenses for the years ended December 31, 2006 and 2005 were as follows:

	For the Years Ended December 31,
	2006	2005	$ Change
	(Amounts in millions)

Cost of revenue	$342.1	$115.9	$226.2
Selling and support expenses	656.0	327.4	328.6
General and administrative expenses	134.8	53.0	81.8
Depreciation and amortization expense	323.6	85.1	238.5

Total	$1,456.5	$581.4	$875.1

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

Cost of Revenue

Total cost of revenue in 2006 was $342.1 million compared to $115.9 million in 2005. The primary components of the $226.2 million increase in cost of revenue in 2006, compared to 2005, are as follows:

$ Change
(Amounts
in millions)

Expenses recorded in 2006 related to the Dex Media Business	$154.1
Expenses related to the AT&T Directory Business excluded from the comparable
2005 period due to purchase accounting from the AT&T Directory Acquisition	4.7
Increased “cost uplift” expense (defined below)	64.6
All other	2.8

Total 2006 increase in cost of revenue, compared to 2005	$226.2

Cost of revenue in 2006 increased $226.2 million compared to 2005 primarily as a result of the Dex Media Merger. Expenses of $154.1 million incurred to support the Dex Media Business during 2006 include printing, paper, distribution, Internet production and distribution and other cost of revenue. There were no comparable expenses during 2005.

Similar to the deferral and amortization method of revenue recognition, certain costs directly related to the production of our directories are initially deferred when incurred and recognized ratably over the life of a directory. As a result of purchase accounting required by GAAP, print and delivery costs totaling $119.3 million were not reported during 2006 related to directories that published prior to and in the month of the Dex Media Merger. Directory expenses incurred during 2006 include the amortization of deferred directory costs relating to Qwest directories published beginning in February 2006. In addition, $4.7 million of print and delivery costs for directories that published prior to the AT&T Directory Acquisition were not reported during 2005 due to purchase accounting.

As a result of purchase accounting required by GAAP, we recorded deferred directory costs, such as print, paper, delivery and commissions, related to directories that were scheduled to publish subsequent to the Dex Media Merger and the AT&T Directory Acquisition at their fair value, determined as (a) the estimated billable value of the published directory less (b) the expected costs to complete the directories, plus (c) a normal profit margin. We refer to this purchase accounting entry as “cost uplift.” Cost uplift associated with print, paper and delivery costs is amortized over the terms of the applicable directories to cost of revenue, whereas cost uplift associated with commissions is amortized over the terms of the applicable directories to selling and support expenses. The fair value of these costs was determined to be $157.7 million and $81.3 million for the Dex Media Merger and the AT&T Directory Acquisition, respectively. Cost uplift amortization associated with print, paper and delivery costs totaled $64.6 million during 2006 relating to the Dex Media Merger, with no comparable expense during 2005. There was no amortization of cost uplift recognized as cost of revenue for the years ended December 31, 2006 and 2005 relating to the AT&T Directory Acquisition.

Selling and Support Expenses

Total selling and support expenses were $656.0 million in 2006 compared to $327.4 million in 2005. The primary components of the $328.6 million increase in selling and support expenses in 2006, compared to 2005, are as follows:

$ Change
(Amounts
in millions)

Expenses recorded in 2006 related to the Dex Media Business	$295.0
Expenses related to the AT&T Directory Business excluded from the comparable
2005 period due to purchase accounting from the AT&T Directory Acquisition	10.4
Stock-based compensation expense resulting from the adoption of SFAS No. 123(R)	15.5
Increased commissions and salesperson costs	10.1
Decreased “cost uplift” expense	(5.6)
All other	3.2

Total 2006 increase in selling and support expenses, compared to 2005	$328.6

Selling and support expenses in 2006 increased $328.6 million compared to 2005 primarily as a result of the Dex Media Merger. Expenses of $295.0 million incurred to support the Dex Media Business during 2006 include bad debt, commissions, salesperson expenses, advertising and other selling and support expenses. There were no comparable expenses during 2005.

Similar to the deferral and amortization method of revenue recognition, certain costs directly related to the selling of our directories are initially deferred when incurred and recognized ratably over the life of a directory. As a result of purchase accounting required by GAAP, deferred commissions and other selling and support costs totaling $100.7 million were not reported during 2006 related to directories that published prior to and in the month of the Dex Media Merger. Directory expenses incurred during 2006 include the amortization of deferred directory costs relating to Qwest directories published beginning in February 2006. In addition, $10.4 million of deferred commissions for directories that published prior to the AT&T Directory Acquisition were not reported during 2005 due to purchase accounting. Purchase accounting related to the AT&T Directory Acquisition adversely impacted selling and support expenses during 2006 by $2.1 million, due to the remaining amortization of cost uplift.

Selling and support expenses during 2006 also included $15.5 million of non-cash stock-based compensation expense resulting from SFAS No. 123(R), which the Company adopted effective January 1, 2006, with no expense on a comparable basis in 2005. During 2006, $4.8 million of non-cash stock-based compensation expense resulted from modifications to stock-based awards due to acceleration of vesting terms as a result of the Dex Media Merger. Selling and support expenses includes non-cash stock-based compensation expense for employees whose wages are classified as selling and support expenses.

Also during 2006, we incurred approximately $10.1 million of additional selling expenses, including commissions and salesperson costs, compared to 2005 due to initiatives to improve sales results in certain markets.

Cost uplift associated with commissions, which is amortized as selling and support expenses, totaled $59.4 million during 2006 relating to the Dex Media Merger and the AT&T Directory Acquisition. This represents a decrease in cost uplift of $5.6 million from $65.0 million recorded during 2005 relating to the AT&T Directory Acquisition.

General and Administrative Expenses

General and administrative (“G&A”) expenses in 2006 were $134.8 million compared to $53.0 million in 2005, representing an increase of $81.8 million. The primary components of the $81.8 million increase in G&A expenses in 2006, compared to 2005, are as follows:

$ Change
(Amounts
in millions)

Increased G&A expenses related to the Dex Media Business	$50.1
Stock-based compensation expense resulting from the adoption of SFAS No. 123(R)	27.8
Increase in IT expenses	10.4
All other G&A expenses	(6.5)

Total 2006 increase in G&A expenses, compared to 2005	$81.8

G&A expenses during 2006 included $50.1 million of G&A expenses primarily to support the acquired Dex Media Business, with no comparable expense in 2005. G&A expenses include financial services, human resources and administrative services.

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

During 2006, we incurred approximately $10.4 million of additional IT expenses compared to 2005, due to enhancements and technical support of multiple production systems as we begin implementing our integration plan to a consolidated IT platform subsequent to the Dex Media Merger.

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

Operating Income

Operating income for the years ended December 31, 2006 and 2005 was as follows:

	For the Years Ended
	December 31,
	2006	2005	$ Change
	(Amounts in millions)

Total	$442.8	$375.2	$67.6

Operating income for 2006 of $442.8 million increased by $67.6 million from 2005 operating income of $375.2 million, primarily as a result of the Dex Media Merger. The results for 2006 and 2005 were adversely affected by purchase accounting that precluded us from recognizing all deferred revenue and certain expenses associated with those directories published prior to the Dex Media Merger and AT&T Directory Acquisition, including all directories published in the month each acquisition was completed. While total net revenue in 2006 increased by $942.7 million over total net revenue in 2005, primarily resulting from the Dex Media Merger, offsetting that increase in total net revenue was an increase in total expenses in 2006 of $875.1 million, also primarily a result of the Dex Media Merger and the 2005 purchase accounting impact from the AT&T Directory Acquisition.

Since all deferred net revenue related to directories published prior to and in the month of the Dex Media Merger and AT&T Directory Acquisition is eliminated in purchase accounting, but only certain direct expenses related to these directories are eliminated under purchase accounting, purchase accounting has a disproportionate adverse effect on reported revenues. Each month subsequent to the Dex Media Merger until the impact of purchase accounting expires, revenue will increase at a higher rate than the related expenses when compared to the prior year.

In addition to the impact of purchase accounting, total expenses in 2006 reflect non-cash stock-based compensation expense recognized as a result of the adoption of SFAS No. 123(R), with no expense on a comparable basis in 2005. Additionally, 2006 cost of revenue reflects an increase in deferred cost uplift amortization as described above.

When the effects of purchase accounting are eliminated, adjusted pro forma operating income for 2006 is substantially higher compared to GAAP operating income in 2005. See “Non-GAAP Measures - Adjusted Pro Forma and Combined Adjusted Amounts” below.

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

(Benefit) Provision for Income Taxes

The 2006 income tax benefit of $84.5 million is comprised of a federal deferred tax benefit of $112.9 million resulting from the current period taxable loss, offset by a state tax provision of $28.4 million. The 2006 state tax provision of $28.4 million primarily resulted from the modification of apportioned taxable income or loss among various states as reflected in the Company’s 2005 state tax returns that were filed in 2006. A net operating loss of approximately $216.3 million was generated in 2006 primarily as a result of tax amortization expense recorded with respect to the intangible assets acquired in the Dex Media Merger, AT&T Directory Acquisition and Embarq Acquisition.

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

Prior to the GS Repurchase in January 2006, the 8% dividend on our Preferred Stock reduced earnings available to common shareholders from which earnings per share amounts were calculated. The amount of the Preferred Stock dividend included the stated 8% dividend, plus a deemed dividend for a BCF. The BCF is a function of the conversion price of the Preferred Stock, the fair value of the related warrants issued with the Preferred Stock and the fair market value of the underlying common stock on the date of issuance of the Preferred Stock. In connection with the issuance of our Preferred Stock and each subsequent quarterly accrued dividend through October 3, 2005, a BCF was recorded because the fair value of the underlying common stock at the time of issuance of the Preferred Stock was greater than the conversion price of the Preferred Stock. The full amount of the BCF was treated as a deemed dividend because the Preferred Stock was convertible into common stock immediately after issuance in January 2003. The Preferred Stock dividend for 2005 of $11.7 million consisted of the 8% dividend of $10.1 million (including $2.5 million of accrued cash dividends recognized during the fourth quarter of 2005) and a BCF of $1.6 million.

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

Under the guidance of EITF 03-6, diluted EPS was calculated by dividing (loss) income allocable to common shareholders by the weighted average common shares outstanding plus dilutive potential common stock. Potential common stock includes stock options, SARs, restricted stock and warrants, the dilutive effect of which is calculated using the treasury stock method, and prior to the GS Repurchase, our 8% Preferred Stock, the dilutive effect of which was calculated using the “if-converted” method.

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

Non-GAAP Measures — Adjusted Pro Forma and Combined Adjusted Amounts

As a result of the Dex Media Merger and AT&T Directory Acquisition, the related financings and associated purchase accounting, our 2006 results reported in accordance with GAAP are not comparable to our 2005 reported GAAP results. GAAP results presented for the year ended December 31, 2006 include eleven months of results from the Dex Media Business, which was acquired on January 31, 2006. Under the deferral and amortization method of revenue recognition, the billable value of directories published is recognized as revenue in subsequent reporting periods. However, purchase accounting precluded us from recognizing directory revenue and certain expenses associated with directories that published prior to each acquisition, including all directories published in the month each acquisition was completed. Thus, our reported 2006 and 2005 GAAP results are not comparable or indicative of our underlying operating and financial performance. Accordingly, management is presenting (1) 2006 adjusted pro forma information that, among other things, eliminates the purchase accounting impact on revenue and certain expenses related to the Dex Media Merger and assumes the Dex Media Merger occurred on January 1, 2006, and (2) 2005 combined adjusted information reflecting the sum of (a) RHD’s 2005 adjusted results (reflecting adjustments relating to the AT&T Directory Acquisition) and (b) Dex Media’s reported GAAP results during the period. Management believes that the presentation of this adjusted pro forma and combined adjusted information will help financial statement users better and more easily compare current period underlying operating results against what the combined company performance would more likely have been in the comparable prior period. All of the adjusted pro forma and combined adjusted amounts disclosed below or elsewhere are non-GAAP measures, which are reconciled to the most comparable GAAP measures under that caption below. While the adjusted pro forma and combined adjusted results each exclude the effects of purchase accounting, and certain other non-recurring items, to better reflect underlying operating results in the respective periods, because of differences between RHD, Dex Media and AT&T and their respective predecessor accounting policies, the adjusted pro forma and combined adjusted results are not strictly comparable and should not be treated as such.

2006 Adjusted Pro Forma Operating Income Compared to 2005 Combined Adjusted Operating Income

The components of adjusted pro forma operating income for the year ended December 31, 2006 and combined adjusted operating income for the year ended December 31, 2005 are as follows:

	For the Year Ended December 31, 2006
	Reported			Adjusted
	GAAP	Adjustments		Pro Forma
	(Amounts in millions)

Net revenue	$1,899.3	$789.2	(1)	$2,688.5
Expenses, other than depreciation and amortization	1,132.9	108.8	(2)	1,241.7
Depreciation and amortization	323.6	20.5	(3)	344.1

Operating income	$442.8	$659.9		$1,102.7

	For the Year Ended December 31, 2005
	Reported			Dex		Combined
	GAAP	Adjustments		Media GAAP		Adjusted
	(Amounts in millions)

Net revenue	$956.6	$85.0	(4)	$1,658.4	(6)	$2,700.0
Expenses, other than depreciation and amortization	496.3	(49.9	)(5)	757.2	(6)	1,203.6
Depreciation and amortization	85.1	—		377.2	(6)	462.3

Operating income	$375.2	$134.9		$524.0		$1,034.1

(1)	Represents all deferred revenue for directories that published prior to the Dex Media Merger, which would have been recognized during the period absent purchase accounting required under GAAP. Adjustments also include GAAP revenue for January 2006 as reported by Dex Media.

(2)	Represents (a) certain deferred expenses for directories that published prior to the Dex Media Merger, which would have been recognized during the period absent purchase accounting required under GAAP, (b) GAAP expenses for January 2006 as reported by Dex Media, (c) exclusion of transaction expenses reported by Dex Media in January 2006 directly related to the Dex Media Merger and (d) the exclusion of cost uplift recorded under purchase accounting for the AT&T Directory Acquisition and the Dex Media Merger.

(3)	Represents the additional amortization expense related to the identifiable intangible assets acquired in the Dex Media Merger over their estimated useful lives, assuming the Dex Media Merger was consummated on January 1, 2006.

(4)	Represents all deferred revenue for directories that published prior to the AT&T Directory Acquisition, which would have been recognized during the period had it not been for purchase accounting required under GAAP.

(5)	Represents elimination of cost uplift for the AT&T Directory Acquisition, net of certain deferred expenses for AT&T directories that published prior to the AT&T Directory Acquisition, which would have been recognized during the period had it not been for purchase accounting required under GAAP.

(6)	Represents net revenue, expenses and depreciation and amortization reported by Dex Media on a GAAP basis for the year ended December 31, 2005.

2006 Adjusted Pro Forma Revenue Compared to 2005 Combined Adjusted Revenue

The components of adjusted pro forma revenue for the year ended December 31, 2006 and combined adjusted revenue for the year ended December 31, 2005 are as follows:

	For the Year Ended December 31, 2006
	Reported	Dex Media Merger		Adjusted
	GAAP	Adjustments		Pro Forma
	(Amounts in millions)

Gross directory advertising revenue	$1,907.3	$798.1	(1)	$2,705.4
Sales claims and allowances	(41.9)	(23.0	)(1)	(64.9)

Net directory advertising revenue	1,865.4	775.1		2,640.5
Other revenue	33.9	14.1	(2)	48.0

Net revenue	$1,899.3	$789.2		$2,688.5

	For the Year Ended December 31, 2005
		AT&T Directory
	Reported	Acquisition		Dex Media		Combined
	GAAP	Adjustments		GAAP		Adjusted
	(Amounts in millions)

Gross directory advertising revenue	$956.0	$85.5	(3)	$1,609.5	(4)	$2,651.0
Sales claims and allowances	(10.4)	(0.5	)(3)	—		(10.9)

Net directory advertising revenue	945.6	85.0		1,609.5		2,640.1
Other revenue	11.0	—		48.9	(4)	59.9

Net revenue	$956.6	$85.0		$1,658.4		$2,700.0

(1)	Represents gross directory advertising revenue and sales claims and allowances for directories that published prior to the Dex Media Merger, which would have been recognized during the period had it not been for purchase accounting required under GAAP. Adjustments also include GAAP results for January 2006 as reported by Dex Media.

(2)	Other revenue includes barter revenue, late fees paid on outstanding customer balances, commissions earned on sales contracts with respect to advertising placed into other publishers’ directories, sales of directories and certain other print and internet products.

(3)	Represents gross directory advertising revenue and sales claims and allowances for AT&T directories that published prior to the AT&T Directory Acquisition, which would have been recognized during the period had it not been for purchase accounting required under GAAP.

(4)	Represents 2005 reported GAAP results for Dex Media. Prior to the Dex Media Merger, Dex Media only reported directory advertising revenue net of sales claims and allowances.

Adjusted pro forma net revenue for 2006 was $2,688.5 million, representing a decrease of $11.5 million or 0.4% from combined adjusted net revenue of $2,700.0 million in 2005. Under the deferral and amortization method of revenue recognition, revenue from directory advertising sales is initially deferred when a directory is published and recognized ratably over the life of the directory, which is typically 12 months. Adjusted pro forma net directory advertising revenue for 2006 decreased from combined adjusted net directory advertising revenue in 2005 primarily due to unfavorable sales claims and allowance experience primarily in the Qwest markets resulting from customer claims associated with the prior legacy Dex Media systems conversion, as well as declines in some of our AT&T markets due to rescoping and consolidation of products, offset by the amortization of revenue from favorable sales performances in certain of our larger markets over the prior four quarters.

2006 Adjusted Pro Forma Expenses Compared to 2005 Combined Adjusted Expenses

Adjusted pro forma expenses, other than depreciation and amortization, for 2006 of $1,241.7 million increased by $38.1 million from combined adjusted expenses of $1,203.6 million for 2005. The primary components of the $38.1 million increase in 2006 adjusted pro forma expenses, other than depreciation and amortization, are shown below:

$ Change
(Amounts in
millions)

Stock-based compensation expense resulting from adoption of SFAS No. 123(R)	$43.3
Increased internet production and distribution costs	23.4
Increased advertising costs	16.0
Decreased general corporate expenses	(32.3)
Decreased other marketing costs	(10.8)
All other	(1.5)

Total increase in 2006 adjusted pro forma expenses, other than depreciation and amortization, compared to 2005 combined adjusted expenses	$38.1

Adjusted pro forma expenses, other than depreciation and amortization, for 2006 were impacted by $43.3 million of non-cash stock-based compensation expense resulting from SFAS No. 123(R), which the Company adopted effective January 1, 2006, with no expense on a comparable basis in 2005. During 2006, $13.4 million of the reported $43.3 million of non-cash stock-based compensation expense resulted from modifications to stock-based awards outstanding due to acceleration of vesting terms as a result of the Dex Media Merger.

Adjusted pro forma expenses, other than depreciation and amortization, in 2006 increased by $23.4 million from 2005 combined adjusted expenses, due to increased Internet production and distribution costs as we expanded our digital product line offerings, which includes the acquired Dex Media Business. Adjusted pro forma advertising costs in 2006 were $16.0 million greater, compared to combined adjusted advertising expenses in 2005 due to increased market investment and competitive responses.

Adjusted pro forma general corporate expenses were $32.3 million lower and marketing costs were $10.8 million lower for 2006 compared to combined adjusted expenses in 2005. Reductions in adjusted pro forma expenses relate partially to achieving economies that accompany scale subsequent to the Dex Media Merger, as well as Company-wide efforts to reduce certain expenses throughout 2006.

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

LIQUIDITY AND CAPITAL RESOURCES

Debt

Long-term debt of the Company at December 31, 2007 and 2006, including fair value adjustments required by GAAP as a result of the Dex Media Merger, consisted of the following:

	December 31, 2007	December 31, 2006
	(Amounts in thousands)

RHD
6.875% Senior Notes due 2013	$300,000	$300,000
6.875% Series A-1 Senior Discount Notes due 2013	339,222	335,401
6.875% Series A-2 Senior Discount Notes due 2013	613,649	606,472
8.875% Series A-3 Senior Notes due 2016	1,210,000	1,210,000
8.875% Series A-4 Senior Notes due 2017	1,500,000	—
RHDI
Credit Facility	1,571,536	1,946,535
8.875% Senior Notes due 2010	—	7,934
10.875% Senior Subordinated Notes due 2012	—	600,000
Dex Media, Inc.
8% Senior Notes due 2013	512,097	513,663
9% Senior Discount Notes due 2013	719,112	663,153
Dex Media East
Credit Facility	1,106,050	656,571
9.875% Senior Notes due 2009	—	476,677
12.125% Senior Subordinated Notes due 2012	—	390,314
Dex Media West
Credit Facility	1,071,491	1,450,917
8.5% Senior Notes due 2010	398,736	403,260
5.875% Senior Notes due 2011	8,774	8,786
9.875% Senior Subordinated Notes due 2013	824,982	833,469

Total RHD Consolidated	10,175,649	10,403,152
Less current portion	177,175	382,631

Long-term debt	$9,998,474	$10,020,521

Credit Facilities

At December 31, 2007, total outstanding debt under our credit facilities was $3,749.1 million, comprised of $1,571.5 million under the RHDI credit facility, $1,106.1 million under the new Dex Media East credit facility and $1,071.5 million under the Dex Media West credit facility.

RHD

To finance the Business.com Acquisition and related fees and expenses, on August 23, 2007, RHD entered into a $328.0 million credit facility (“RHD Credit Facility”), with a scheduled maturity date of December 31, 2011. On October 2, 2007, the RHD Credit Facility was paid in full from the proceeds of our Series A-4 Notes. The repayment of the RHD Credit Facility was accounted for as an extinguishment of debt resulting in a loss charged to interest expense during the year ended December 31, 2007 of $0.8 million related to the write-off of unamortized deferred financing costs.

RHDI

As of December 31, 2007, outstanding balances under RHDI’s senior secured credit facility, as amended and restated (“RHDI Credit Facility”), totaled $1,571.5 million, comprised of $314.0 million under Term Loan D-1, $1,257.5 million under Term Loan D-2 and no amount was outstanding under the $175.0 million Revolving Credit Facility (the “RHDI Revolver”) (with an additional $0.3 million utilized under a standby letter of credit). Prior to the refinancing transactions on October 17, 2007 (discussed below), RHDI’s Credit Facility also consisted of a Term Loan A-4, which has been paid in full. All Term Loans require quarterly principal and interest payments. The RHDI Credit Facility provides for a new Term Loan C for potential borrowings up to $400.0 million, such proceeds, if borrowed, to be used to fund acquisitions, refinance certain indebtedness or to make certain restricted payments. On October 17, 2007, $91.8 million, $16.2 million and $83.0 million of Term Loans A-4, D-1, and D-2, respectively, were repaid from the proceeds of the Series A-4 Notes issued on October 17, 2007. The repayment of these term loans was accounted for as an extinguishment of debt resulting in a loss charged to interest expense during the year ended December 31, 2007 of $4.2 million related to the write-off of unamortized deferred financing costs. The RHDI Revolver matures in December 2009 and Term Loans D-1 and D-2 require accelerated amortization beginning in 2010 through final maturity in June 2011. The weighted average interest rate of outstanding debt under the RHDI Credit Facility was 6.50% and 6.86% at December 31, 2007 and 2006, respectively.

As of December 31, 2007, RHDI’s Credit Facility bears interest, at our option, at either:

•	The higher of (i) a base rate as determined by the Administrative Agent, Deutsche Bank Trust Company Americas and (ii) the Federal Funds Effective Rate (as defined) plus 0.50%, and in each case, plus a 0.25% margin on the RHDI Revolver and a 0.50% margin on Term Loan D-1 and Term Loan D-2; or

•	The LIBOR rate plus a 1.25% margin on the RHDI Revolver and a 1.50% margin on Term Loan D-1 and Term Loan D-2. We may elect interest periods of 1, 2, 3 or 6 months (or 9 or 12 months if, at the time of the borrowing, all lenders agree to make such term available), for LIBOR borrowings.

Dex Media East

On October 24, 2007, we replaced the former Dex Media East credit facility with a new Dex Media East credit facility. The new Dex Media East credit facility consists of a $700.0 million aggregate principal amount Term Loan A facility, a $400.0 million aggregate principal amount Term Loan B facility, a $100.0 million aggregate principal amount revolving loan facility (“new Dex Media East Revolver”) and a $200.0 million aggregate principal amount uncommitted incremental facility, in which Dex Media East would have the right, subject to obtaining commitments for such incremental loans, on one or more occasions to increase the Term Loan A, Term Loan B or the revolving loan facility by such amount. The new Dex Media East credit facility is secured by pledges of similar assets and has similar covenants and events of default as the former Dex Media East credit facility.

As of December 31, 2007, the principal amounts owing under the Term Loan A and Term Loan B totaled $1,100.0 million, comprised of $700.0 million and $400.0 million, respectively, and $6.1 million was outstanding under the new Dex Media East Revolver (with an additional $3.0 million utilized under three standby letters of credit). The new Dex Media East Revolver and Term Loan A will mature in October 2013, and the Term Loan B will mature in October 2014. The weighted average interest rate of outstanding debt under the new Dex Media East credit facility was 6.87% at December 31, 2007. The weighted average interest rate of outstanding debt under the former Dex Media East credit facility was 6.85% at December 31, 2006.

The former Dex Media East credit facility, as amended and restated in connection with the Dex Media Merger, consisted of revolving loan commitments (“former Dex Media East Revolver”) and a Term Loan A and Term Loan B. On October 17, 2007, $86.4 million and $213.6 million of the Term Loan A and Term Loan B under the former Dex Media East credit facility, respectively, were repaid from the proceeds of the Series A-4 Notes issued on October 17, 2007.

Proceeds from the new Dex Media East credit facility were used on October 24, 2007 to repay the remaining $56.5 million and $139.7 million of Term Loan A and Term Loan B under the former Dex Media

East credit facility, respectively, and $32.5 million under the former Dex Media East Revolver. The repayment of the term loans and revolving loan commitments outstanding under the former Dex Media East credit facility was accounted for as an extinguishment of debt resulting in a loss charged to interest expense during the year ended December 31, 2007 of $0.2 million related to the write-off of unamortized deferred financing costs.

Proceeds from the new Dex Media East credit facility were also used on November 26, 2007 to fund the redemption of $449.7 million of Dex Media East’s outstanding 9.875% senior notes due 2009 and $341.3 million of Dex Media East’s outstanding 12.125% senior subordinated notes due 2012. See below for further details.

As of December 31, 2007, the new Dex Media East credit facility bears interest, at our option, at either:

•	The higher of (i) the base rate determined by the Administrative Agent, JP Morgan Chase Bank, N.A. and (ii) the Federal Funds Effective Rate (as defined) plus 0.50%, and in each case, plus a 0.75% (or 0.50% if leverage ratio is less than 2 to 1) margin on the new Dex Media East Revolver and Term Loan A and a 1.00% margin on Term Loan B; or

•	The LIBOR rate plus a 1.75% (or 1.50% if leverage ratio is less than 2 to 1) margin on the new Dex Media East Revolver and Term Loan A and a 2.00% margin on Term Loan B. We may elect interest periods of 1, 2, 3, or 6 months (or 9 or 12 months if, at the time of the borrowing, all lenders agree to make such term available), for LIBOR borrowings.

Dex Media West

As of December 31, 2007, the Dex Media West credit facility, as amended and restated in connection with the Dex Media Merger, consists of revolving loan commitments (“Dex Media West Revolver”) and a Term Loan A, Term Loan B-1 and Term Loan B-2. The Dex Media West Revolver consists of a total principal amount of $100.0 million, which is available for general corporate purposes, subject to certain conditions. As of December 31, 2007, the principal amounts owed under the Term Loan A, Term Loan B-1, and Term Loan B-2 totaled $1,053.5 million, comprised of $152.9 million, $310.7 million, and $589.9 million, respectively, and $18.0 million was outstanding under the Dex Media West Revolver. The Term Loan B-1 in the amount of $444.2 million was utilized to redeem Dex Media West’s senior notes that were put to Dex Media West in connection with the change of control offer associated with the Dex Media Merger and to fund a portion of the cash consideration paid to Dex Media, Inc.’s stockholders in connection with the Dex Media Merger. The remaining $58.8 million is no longer available. The Term Loan A and Dex Media West Revolver will mature in September 2009 and the Term Loan B-1 and Term Loan B-2 will mature in March 2010. The weighted average interest rate of outstanding debt under the Dex Media West credit facility was 6.51% and 6.83% at December 31, 2007 and 2006, respectively.

As of December 31, 2007, the Dex Media West credit facility bears interest, at our option, at either:

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

Notes, Preferred Stock and Warrants

At December 31, 2007, RHD had total outstanding notes of $6,426.6 million, comprised of $3,962.9 million outstanding RHD notes, $1,231.2 million outstanding Dex Media, Inc. notes and $1,232.5 million outstanding Dex Media West notes.

RHD

At December 31, 2007, RHD had total outstanding notes of $3,962.9 million, comprised of $300.0 million 6.875% Senior Notes, $339.2 million 6.875% Series A-1 Senior Discount Notes, $613.7 million 6.875% Series A-2 Senior Discount Notes, $1,210.0 million 8.875% Series A-3 Senior Notes and $1,500.0 million 8.875% Series A-4 Senior Notes.

On October 2, 2007, we issued $1.0 billion of Series A-4 Notes. Proceeds from the Series A-4 Notes were (a) used to repay the $328 million RHD Credit Facility used to fund the Business.com Acquisition, (b) contributed to RHDI in order to provide funding for the tender offer and consent solicitation of RHDI’s $600 million 10.875% Senior Subordinated Notes (“RHDI Senior Subordinated Notes”) and (c) used to pay related fees and expenses and for other general corporate purposes. On October 17, 2007, we issued an additional $500 million of Series A-4 Notes. Proceeds from this issuance were (a) transferred to Dex Media East in order to repay $86.4 million and $213.6 million of the Term Loan A and Term Loan B under the former Dex Media East credit facility, respectively, (b) contributed to RHDI in order to repay $91.8 million, $16.2 million and $83.0 million of Term Loans A-4, D-1, and D-2 under the RHDI Credit Facility, respectively, and (c) used to pay related fees and expenses.

Interest on the Series A-4 Notes is payable semi-annually on April 15th and October 15th of each year, commencing on April 15, 2008. The Series A-4 Notes are senior unsecured obligations of RHD, senior in right of payment to all of RHD’s existing and future senior subordinated debt and future subordinated obligations and rank equally with RHD’s existing and future senior unsecured debt. The Series A-4 Notes are effectively subordinated to RHD’s secured debt, including RHD’s guarantee of borrowings under the RHDI Credit Facility and are structurally subordinated to any existing or future liabilities (including trade payables) of our direct and indirect subsidiaries. At December 31, 2007, the Series A-4 Notes had a fair market value of $1.37 billion.

The Series A-4 Notes were issued to certain institutional investors in an offering exempt from registration requirements under the Securities Act of 1933. Under the terms of a registration rights agreement, the Company has agreed to file a registration statement for the Series A-4 Notes within 210 days subsequent to the initial closing.

We issued $300 million of 6.875% Senior Notes due January 15, 2013 (“Holdco Notes”), the proceeds of which were used to redeem 100,303 shares of the then outstanding Preferred Stock from the GS Funds, pay transaction costs and repay debt associated with RHDI’s Credit Facility. Interest is payable on the Holdco Notes semi-annually in arrears on January 15th and July 15th of each year, commencing July 15, 2005. At December 31, 2007, the 6.875% Holdco Notes had a fair market value of $265.5 million.

In order to fund the cash portion of the Dex Media Merger purchase price, we issued $660 million aggregate principal amount at maturity ($600.5 million gross proceeds) of 6.875% Series A-2 Senior Discount Notes due January 15, 2013 and $1.21 billion principal amount of 8.875% Series A-3 Senior Notes due January 15, 2016. Interest is payable semi-annually on January 15th and July 15th of each year for the Series A-2 Senior Discount Notes and the Series A-3 Senior Notes, commencing July 15, 2006. We also issued $365 million aggregate principal amount at maturity ($332.1 million gross proceeds) of 6.875% Series A-1 Senior Discount Notes due January 15, 2013 to fund the GS Repurchase. Interest is payable semi-annually on January 15th and July 15th of each year, commencing July 15, 2006. All of these notes are unsecured obligations of RHD, senior in right of payment to all future senior subordinated and subordinated indebtedness of RHD and structurally subordinated to all indebtedness of our subsidiaries. At December 31, 2007, the 6.875% Series A-1 and Series A-2 Senior Discount Notes and 8.875% Series A-3 Senior Notes had a fair market value of $300.2 million, $543.1 million and $1.12 billion, respectively.

On May 30, 2006, RHD redeemed the outstanding preferred stock purchase rights issued pursuant to the Company’s stockholder rights plan at a redemption price of one cent per right for a total redemption payment of $0.7 million. This payment was recorded as a charge to retained earnings for the year ended December 31, 2006.

On November 2, 2006, we repurchased all outstanding warrants to purchase 1.65 million shares of our common stock for an aggregate purchase price of approximately $53.1 million.

RHDI

In connection with the Embarq Acquisition, RHDI issued 8.875% $325 million of Senior Notes due 2010 (“RHDI Senior Notes”) and $600 million of RHDI Senior Subordinated Notes. On December 20, 2005, we repurchased through a tender offer and exit consent solicitation $317.1 million of the RHDI Senior Notes. Proceeds from the RHDI Credit Facility’s $350 million Term Loan D-1 were used to fund the partial repurchase of the RHDI Senior Notes, a tender premium of $25.3 million and pay transaction costs of the tender offer. The partial repurchase of the RHDI Senior Notes was accounted for as an extinguishment of debt resulting in a loss of $32.7 million charged to interest expense during the year ended December 31, 2005, consisting of the tender premium and the write-off of unamortized deferred financing costs of $7.4 million. In December 2007, we redeemed the remaining $7.9 million of RHDI Senior Notes. Proceeds from the RHDI Revolver were used to fund the redemption, a redemption premium of $0.2 million and pay transaction costs. The redemption of the RHDI Senior Notes was accounted for as an extinguishment of debt resulting in a loss of $0.2 million charged to interest expense during the year ended December 31, 2007, consisting of the redemption premium and the write-off of unamortized deferred financing costs of less than $0.1 million.

In October 2007, under the terms and conditions of a tender offer and consent solicitation to purchase the $600 million RHDI Senior Subordinated Notes that RHDI commenced on September 18, 2007, $599.9 million, or 99.9%, of the outstanding RHDI Senior Subordinated Notes were repurchased. Proceeds from the Series A-4 Notes were contributed by RHD to RHDI in order to fund the repurchase of the RHDI Senior Subordinated Notes, a tender premium of $39.7 million and pay transaction costs of the tender offer. In December 2007, the remaining $0.1 million of RHDI Senior Subordinated Notes were redeemed. The tender and redemption of the RHDI Senior Subordinated Notes was accounted for as an extinguishment of debt resulting in a loss of $51.3 million charged to interest expense during the year ended December 31, 2007, consisting of the tender premium and the write-off of unamortized deferred financing costs of $11.6 million.

Dex Media, Inc.

At December 31, 2007, Dex Media, Inc. had total outstanding notes of $1,231.2 million, comprised of $512.1 million 8% Senior Notes and $719.1 million 9% Senior Discount Notes.

Dex Media, Inc. has issued $500 million aggregate principal amount of 8% Senior Notes due 2013. These Senior Notes are unsecured obligations of Dex Media, Inc. and interest is payable on May 15th and November 15th of each year. As of December 31, 2007, $500 million aggregate principal amount was outstanding excluding fair value adjustments. At December 31, 2007, the 8% Senior Notes had a fair market value of $466.3 million.

Dex Media, Inc. has issued $750 million aggregate principal amount of 9% Senior Discount Notes due 2013, under two indentures. Under the first indenture totaling $389 million aggregate principal amount, the 9% Senior Discount Notes were issued at an original issue discount with interest accruing at 9%, per annum, compounded semi-annually. These Senior Discount Notes are unsecured obligations of Dex Media, Inc. and interest accrues in the form of increased accreted value until November 15, 2008 (“Full Accretion Date”), at which time the accreted value will be equal to the full principal amount at maturity. Under the second indenture totaling $361 million aggregate principal amount, interest accrues at 8.37% per annum, compounded semi-annually, which creates a premium at the Full Accretion Date that will be amortized over the remainder of the term. After November 15, 2008, the 9% Senior Discount Notes bear cash interest at 9% per annum, payable semi-annually on May 15th and November 15th of each year. These Senior Discount Notes are unsecured obligations of Dex Media, Inc. and no cash interest will accrue on the discount notes prior to the Full Accretion Date. As of December 31, 2007, $749.9 million aggregate principal amount was outstanding excluding fair value adjustments. At December 31, 2007, the 9% Senior Discount Notes had a fair market value of $673.1 million.

Dex Media East

On November 26, 2007, proceeds from the new Dex Media East credit facility were used to fund the redemption of $449.7 million of Dex Media East’s outstanding 9.875% Senior Notes due 2009, $341.3 million of Dex Media East’s outstanding 12.125% Senior Subordinated Notes due 2012, redemption premiums associated with these Senior Notes and Senior Subordinated Notes of $11.1 million and $20.7 million, respectively, and pay transaction costs. The redemption of these Senior Notes and Senior Subordinated Notes was accounted for as an extinguishment of debt resulting in a loss of $31.8 million charged to interest expense during the year ended December 31, 2007 related to the redemption premiums. In addition, as a result of redeeming these Senior Notes and Senior Subordinated Notes, interest expense was offset by $62.2 million during the year ended December 31, 2007, resulting from accelerated amortization of the remaining fair value adjustment recorded as a result of the Dex Media Merger.

2007 Refinancings

The purpose of these refinancing transactions that occurred throughout 2007 was to refinance certain debt obligations with debt yielding more favorable interest rates and to simplify and provide for more flexibility within our operating and capital structure.

Dex Media West

At December 31, 2007, Dex Media West had total outstanding notes of $1,232.5 million, comprised of $398.7 million 8.5% Senior Notes, $8.8 million 5.875% Senior Notes and $825.0 million Senior Subordinated Notes.

Dex Media West issued $385 million aggregate principal amount of 8.5% Senior Notes due 2010. These Senior Notes are unsecured obligations of Dex Media West and interest is payable on February 15th and August 15th of each year. As of December 31, 2007, $385 million aggregate principal amount was outstanding excluding fair value adjustments. At December 31, 2007, the 8.5% Senior Notes had a fair market value of $389.8 million.

Dex Media West issued $300 million aggregate principal amount of 5.875% Senior Notes due 2011. These Senior Notes are unsecured obligations of Dex Media West and interest is payable on May 15th and November 15th of each year. As of December 31, 2007, $8.7 million aggregate principal amount was outstanding excluding fair value adjustments. At December 31, 2007, the 5.875% Senior Notes had a fair market value of $8.7 million.

Dex Media West issued $780 million aggregate principal amount of 9.875% Senior Subordinated Notes due 2013. These Senior Subordinated Notes are unsecured obligations of Dex Media West and interest is payable on February 15th and August 15th of each year. As of December 31, 2007, $761.7 million aggregate principal amount was outstanding excluding fair value adjustments. At December 31, 2007, the 9.875% Senior Subordinated Notes had a fair market value of $788.4 million.

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

Impact of Purchase Accounting

As a result of the Dex Media Merger and in accordance with SFAS No. 141, Business Combinations (“SFAS No. 141”), we were required to record Dex Media’s outstanding debt at its fair value as of the date of the Dex Media Merger, and as such, a fair value adjustment was established at January 31, 2006. This fair value adjustment is amortized as a reduction of interest expense over the remaining term of the respective debt agreements using the effective interest method and does not impact future scheduled interest or principal payments. Amortization of the fair value adjustment included as a reduction of interest expense was $92.1 million (including $62.2 million related to the redemption of Dex Media East’s Senior Notes and Senior Subordinated Notes) and $26.4 million during the years ended December 31, 2007 and 2006, respectively. A total premium of $222.3 million was recorded upon consummation of the Dex Media Merger, of which $103.8 million remains unamortized at December 31, 2007, as shown in the following table. In connection with the redemption of Dex Media East’s Senior Notes and Senior Subordinated Notes, the remaining fair value adjustment related to these debt obligations was fully amortized as of December 31, 2007.

						Long-Term
						Debt at
						December 31,
						2007
			Initial Fair Value	Unamortized	Long-Term	Excluding
	Book Value at	Fair Value at	Adjustment at	Fair Value	Debt at	Unamortized
	January 31,	January 31,	January 31,	Adjustment at	December 31,	Fair Value
	2006	2006	2006	December 31, 2007	2007	Adjustment
	(Amounts in millions)

Dex Media, Inc. 8% Senior Notes	$500.0	$515.0	$15.0	$12.1	$512.1	$500.0
Dex Media, Inc. 9% Senior Discount Notes	598.8	616.0	17.2	14.6	719.1	704.5
Dex Media East 9.875% Senior Notes	450.0	484.3	34.3	—	—	—
Dex Media East 12.125% Senior Subordinated Notes	341.3	395.9	54.6	—	—	—
Dex Media West 8.5% Senior Notes	385.0	407.1	22.1	13.7	398.7	385.0
Dex Media West 5.875% Senior Notes	300.0	300.1	0.1	0.1	8.8	8.7
Dex Media West 9.875% Senior Subordinated Notes	761.8	840.8	79.0	63.3	825.0	761.7

Total Dex Media Outstanding Debt at January 31, 2006	$3,336.9	$3,559.2	$222.3	$103.8	$2,463.7	$2,359.9

Liquidity and Cash Flows

Our primary source of liquidity will continue to be cash flow generated from operations as well as available borrowing capacity under the revolver portions of the Company’s credit facilities. We expect that our primary liquidity requirements will be to fund operations and service the Company’s indebtedness. Our ability to meet our debt service requirements will be dependent on our ability to generate sufficient cash from operations and incur additional borrowings under the Company’s credit facilities. Our primary sources of cash flow will consist mainly of cash receipts from the sale of advertising in our yellow pages and from our online products and services and can be impacted by, among other factors, general economic conditions, competition from other yellow pages directory publishers and other alternative products, consumer confidence and the level of demand for our advertising products and services. We believe that cash flows from operations, along with borrowing capacity under the revolver portions of the Company’s credit facilities, will be adequate to fund our operations and capital expenditures and meet our debt service requirements for at least the next 12 to 24 months. However, we make no assurances that our business will generate sufficient cash flow from operations or that sufficient borrowing will be available under the revolver portions of the Company’s credit facilities to enable us to fund our operations and capital expenditures, meet all debt service requirements, pursue all of our strategic initiatives, or for other purposes. From time to time we may purchase our equity and/or debt securities and/or our subsidiaries’ debt securities through privately negotiated transactions, open market purchases or otherwise depending on, among other things, the availability of funds, alternative investments and market conditions.

Primarily as a result of our business combinations and Preferred Stock repurchase transactions, we have a significant amount of debt. Aggregate outstanding debt as of December 31, 2007 was $10.2 billion (including fair value adjustments required by GAAP as a result of the Dex Media Merger).

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

During the year ended December 31, 2007, we made scheduled principal payments of $239.9 million and prepaid an additional $1,434.2 million in principal under our credit facilities, which includes prepayments associated with the aforementioned 2007 refinancings, for total credit facility repayments of $1,674.1 million, excluding revolver repayments. During the year ended December 31, 2007, we made revolver payments of $781.4 million, offset by revolver borrowings of $722.6 million, resulting in a net decrease of $58.8 million of the revolver portions under the Company’s credit facilities.

For the year ended December 31, 2007, we made aggregate cash interest payments of $721.5 million. At December 31, 2007, we had $46.1 million of cash and cash equivalents before checks not yet presented for payment of $10.8 million, and combined available borrowings under our revolvers of $347.6 million. In connection with the aforementioned 2007 refinancings, we received approximately $47.9 million for general corporate purposes. During 2007, we periodically utilized our revolvers as a financing resource to balance the timing of our periodic payments and our prepayments made under our credit facilities and interest payments on our and our subsidiaries’ senior notes and senior subordinated notes with the timing of cash receipts from operations. Our present intention is to repay borrowings under all revolvers in a timely manner and keep any outstanding amounts to a minimum.

Share Repurchases and Other Common Stock Transactions

In November 2007, the Company’s Board of Directors authorized a $100.0 million Repurchase Plan. This authorization permits the Company to purchase its shares of common stock in the open market pursuant to Rule 10b-18 of the Securities Exchange Act of 1934 or through block trades or otherwise over the following twelve months, based on market conditions and other factors, which purchases may be made or suspended at any time. In accordance with the Repurchase Plan, we repurchased 2.5 million shares at a cost of $95.7 million during December 2007.

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

Tax Basis of Acquisitions

In connection with the AT&T Directory Acquisition and the Embarq Acquisition, we made an election under Internal Revenue Code Section 338(h)(10) to treat the applicable stock purchase as an asset purchase, which, in each case, permitted us to record the acquired intangible assets and goodwill at fair value for tax purposes, rather than at the prior owners’ tax cost basis (“carry-over basis”), which, in all cases, was significantly less than fair value. Intangible assets and goodwill acquired in the Dex Media Merger were recorded at their carryover bases for tax purposes and are being amortized over a 15-year period from their inception. Such intangible assets and goodwill resulted from treating earlier acquisitions by the prior owners of Dex Media, for tax purposes, as a purchase of the assets of the business.

Accordingly, our tax deductible amortization is substantially higher than it would have been in a typical stock purchase transaction since it is based upon the fair value of the acquired intangible assets and goodwill using the straight-line method generally over 15 years. Annual amortization of goodwill and the other acquired intangible assets for tax purposes is approximately $672.5 million. Goodwill is not subject to amortization for book purposes. As a result of this amortization expense which offsets taxable income, our cash tax requirements are significantly reduced by the tax effect of these amortization deductions.

Cash Flow Activities

Cash provided by operating activities was $691.8 million for the year ended December 31, 2007. Key contributors to operating cash flow include the following:

•	$46.9 million in net income.

•	$666.1 million of net non-cash charges primarily consisting of $463.1 million of depreciation and amortization, $80.8 million in bad debt provision, $39.0 million of stock-based compensation expense, $47.3 million in other non-cash charges, primarily related to the amortization of deferred financing costs and amortization of the fair value adjustments required by GAAP as a result of the Dex Media Merger, $26.3 million loss on extinguishment of debt related to the 2007 refinancing transactions noted above, $8.7 million in deferred income taxes, and $0.9 million loss on disposal of fixed assets.

•	$122.2 million net use of cash from an increase in accounts receivable of $95.8 million and a decrease in deferred directory revenue of $26.4 million. The change in deferred revenue and accounts receivable are analyzed together given the fact that when a directory is published, the annual billable value of that directory is initially deferred and unbilled accounts receivable are established. Each month thereafter, typically one twelfth of the billing value is recognized as revenue and billed to customers.

•	$6.0 million net use of cash from an increase in other assets, consisting of a $5.1 million increase in other current and non-current assets, primarily relating to deferred commissions, print, paper and delivery costs and changes in the fair value of the Company’s interest rate swap agreements, and a $0.9 million increase in prepaid expenses.

•	$66.1 million net source of cash from an increase in accounts payable and accrued liabilities, primarily reflecting a $47.9 million increase in trade accounts payable and a $19.4 million increase in accrued interest payable on outstanding debt, partially offset by a $1.2 million decrease in accrued liabilities, which include accrued salaries and related bonuses and accrued income taxes.

•	$40.9 million increase in other non-current liabilities, including pension and postretirement long-term liabilities.

Cash used in investing activities for the year ended December 31, 2007 was $409.1 million and includes the following:

•	$77.5 million used to purchase fixed assets, primarily computer equipment, software and leasehold improvements.

•	$329.1 million of net cash payments to acquire Business.com.

•	$2.5 million used to fund an equity investment.

Cash used in financing activities for the year ended December 31, 2007 was $392.9 million and includes the following:

•	$1,468.7 million in proceeds, net of costs, from the issuance of the Series A-4 Notes, which were used to fund the repayment of the RHD Credit Facility, the redemption of RHDI’s 10.875% Senior Subordinated Notes, partial repayment of the Term Loans under the former Dex Media East credit facility and partial repayment of Term Loans A-4, D-1 and D-2 and the RHDI Revolver under the RHDI Credit Facility.

•	$1,416.8 million in proceeds, net of costs, from borrowings under our credit facilities. The new Dex Media East credit facility was used to fund the repayment of the remaining Term Loans and revolver under the former Dex Media East credit facility and the redemption of Dex Media East’s 9.875% Senior Notes and 12.125% Senior Subordinated Notes. The RHD Credit Facility was used to fund the Business.com Acquisition.

•	$1,674.1 million in principal payments on term loans under our credit facilities. Of this amount, $239.9 million represents scheduled principal payments and $1,434.2 million represents principal payments made on an accelerated basis, at our option, from proceeds received with the 2007 refinancing transactions and from available cash flow generated from operations.

•	$1,470.6 million in note repayments. Of this amount, $1,398.9 million was used to redeem RHDI’s 8.875% Senior Notes and 10.875% Senior Subordinated Notes and Dex Media East’s 9.875% Senior Notes and 12.125% Senior Subordinated Notes. Tender and redemption premium payments of $71.7 million were incurred in conjunction with these note repayments.

•	$722.6 million in borrowings under our revolvers, used primarily to fund temporary working capital requirements, as well as the repurchase of our common stock and the redemption of RHDI’s 8.875% Senior Notes.

•	$781.4 million in principal payments on our revolvers.

•	$89.6 million used to repurchase our common stock. Amount represents the value of common stock repurchased actually settled in cash as of December 31, 2007.

•	$13.4 million in proceeds from the exercise of employee stock options.

•	$9.0 million in proceeds from the issuance of common stock in connection with the Business.com Acquisition.

•	$7.7 million in the decreased balance of checks not yet presented for payment.

Cash provided by operating activities was $768.3 million for the year ended December 31, 2006. Key contributors to operating cash flow include the following:

•	$237.7 million in net loss.

•	$392.2 million net source of cash from non-cash charges primarily consisting of $323.6 million of depreciation and amortization, $71.1 million in bad debt provision, $43.3 million of stock-based compensation expense and $39.4 million in other non-cash charges, which primarily consists of amortization related to fair value adjustments required by GAAP as a result of the Dex Media Merger, offset by a $85.2 million deferred tax benefit.

•	$559.8 million net source of cash from a $635.7 million increase in deferred directory revenue, offset by an increase in accounts receivable of $75.9 million. The change in deferred revenue and accounts receivable are analyzed together given the fact that when a directory is published, the annual billable value of that directory is initially deferred and unbilled accounts receivable are established. Each month thereafter, typically one twelfth of the billing value is recognized as revenue and billed to customers. Additionally, under purchase accounting rules, deferred revenue was not recorded on directories that were published prior to and in the month of the Dex Media Merger, however we retained all of the rights associated with the collection of amounts due under the advertising contracts executed prior to and in the month of the Dex Media Merger.

•	$23.0 million net use of cash from an increase in other assets, reflecting a $24.7 million increase in prepaid expenses and other current and non-current assets, primarily relating to changes in the fair value of the Company’s interest rate swap agreements, offset by a decrease in deferred directory costs of $1.7 million, consisting of a decrease in deferred directory costs of $23.6 million offset by $21.9 million in amortization of deferred directory costs relating to directories that were scheduled to publish subsequent to the Dex Media Merger. Deferred directory costs represent cash payments for certain costs associated with the publication of directories. Since deferred directory costs are initially deferred when incurred, the cash payments are made prior to the expense being recognized.

•	$63.0 million net source of cash from an increase in accounts payable and accrued liabilities, primarily reflecting a $69.3 million increase in accrued interest payable on outstanding debt and a $0.4 million increase in trade accounts payable, offset by a $6.7 million decrease in accrued liabilities, including accrued salaries and related bonuses.

•	$14.0 million net source of cash from an increase in other non-current liabilities, including pension and postretirement long-term liabilities.

Cash used by investing activities for the year ended December 31, 2006 was $1,980.0 million and includes the following:

•	$78.5 million used to purchase fixed assets, primarily computer equipment, software and leasehold improvements.

•	$1,901.5 million in cash payments primarily in connection with the Dex Media Merger, including merger fees net of cash received from Dex Media, as well as the Local Launch Acquisition.

Cash provided by financing activities for the year ended December 31, 2006 was $1,360.2 million and includes the following:

•	$2,514.4 million in net borrowings, consisting of $2,142.5 million related to the Series A-2 Senior Discount Notes and Series A-3 Senior Notes, which were used to fund the cash portion of the Dex Media Merger, and Series A-1 Senior Discount Notes, which were used to fund the GS Repurchase. Net borrowings also consist of $444.2 million of the Dex Media West Term Loan B-1, $150.0 million of which was used to fund the cash portion of the Dex Media Merger and $294.2 million of which was used to fund the purchase of the 5.875% Dex Media West Senior Notes, 9.875% Dex Media West Senior Subordinated Notes and 9% Dex Media, Inc. Senior Discount Notes in conjunction with change of control offers. These borrowings were net of financing costs of $72.3 million.

•	$1,738.0 million in principal payments on debt. Of this amount, $282.1 million represents scheduled principal payments, $295.0 million represents principal payments made on an accelerated basis, at our option, from available cash flow generated from operations, $291.9 million represents Dex Media senior notes tendered for repurchase by the Company and $869.0 million represents principal payments on the revolvers.

•	$336.8 million used for the GS Repurchase and redemption of preferred stock purchase rights under our stockholder rights plan.

•	$934.9 million in borrowings under the revolvers.

•	$53.1 million used to repurchase all outstanding warrants from the GS Funds.

•	$31.6 million in proceeds from the exercise of employee stock options.

•	$7.2 million in the increased balance of checks not yet presented for payment.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements that are material to its results of operations, financial condition or liquidity.

Contractual Obligations

The contractual obligations table presented below sets forth our annual commitments as of December 31, 2007 for principal and interest payments on our debt, as well as other cash obligations for the next five years and thereafter. The debt repayments as presented in this table include only the scheduled principal payments under our current debt agreements and do not include any anticipated prepayments. The debt repayments also exclude fair value adjustments required under purchase accounting, as these adjustments do not impact our payment obligations.

	Payment Due by Period
		Less than	1-3	3-5	More than 5
Contractual Obligations	Total	1 Year	Years	Years	Years
	(Amounts in millions)

Long-Term Debt(1)	$10,071.8	$177.2	$2,498.0	$874.6	$6,522.0
Interest on Long-Term Debt(2)	4,663.2	722.5	1,445.1	1,151.7	1,343.9
Operating Leases(3)	189.2	26.0	50.5	38.2	74.5
Unconditional Purchase Obligations(4)	162.4	52.7	64.7	45.0	—
Other Long-Term Liabilities(5)	355.8	32.0	66.8	69.3	187.7

Total Contractual Obligations	$15,442.4	$1,010.4	$4,125.1	$2,178.8	$8,128.1

(1)	Included in long-term debt are principal amounts owed under our credit facilities and our senior notes and senior subordinated notes, including the current portion of long-term debt.

(2)	Interest on debt represents cash interest payment obligations assuming all indebtedness at December 31, 2007 will be paid in accordance with its contractual maturity and assumes interest rates on variable interest debt as of December 31, 2007 will remain unchanged in future periods. The weighted average interest rates under the RHDI, Dex Media East and Dex Media West Credit Facilities were 6.50%, 6.87% and 6.51%, respectively, at December 31, 2007. Please refer to “Liquidity and Capital Resources” for interest rates on our senior notes and our senior subordinated notes.

(3)	We enter into operating leases in the normal course of business. Substantially all lease agreements have fixed payment terms. Some lease agreements provide us with renewal or early termination options. Our future operating lease obligations would change if we exercised these renewal or early termination options and if we entered into additional operating lease agreements. The amounts in the table assume we do not exercise any such renewal or early termination options.

(4)	In connection with our software system modernization and on-going support services related to the Amdocs software system, we are obligated to pay Amdocs approximately $128.2 million over the years 2008 through 2012. In connection with the AT&T Directory Acquisition, we entered into an Internet Yellow Pages reseller agreement whereby we are obligated to pay to AT&T $7.2 million over the years 2008 and 2009. In conjunction with the Dex Media Merger, we are obligated to pay Qwest approximately $8.3 million over the years 2008 and 2009 for certain information technology, communications and billing and collection services. We have entered into agreements with Yahoo!, whereby Yahoo! will serve and maintain our local search listings for placement on its web-based electronic local information directory and electronic mapping products. We are obligated to pay Yahoo! up to $18.8 million over the years 2008 through 2010.

(5)	We have defined benefit plans covering substantially all employees. Our funding policy is to contribute an amount at least equal to the minimum legal funding requirement. Based on past performance and the uncertainty of the dollar amounts to be paid, if any, we have excluded such amounts from the above table. We also have unfunded postretirement plans that provide certain healthcare and life insurance benefits to those full-time employees who reach retirement age while working for the Company. Those expected future benefit payments, including administrative expenses, net of employee contributions, are included in the table above. We expect to make contributions of approximately $15.8 million and $6.8 million to our pension plans and postretirement plan, respectively, in 2008.

In addition to amounts presented in the table above, our unrecognized tax benefits as of December 31, 2007 total $14.0 million, including accrued interest and penalties. It is reasonably possible that this amount of unrecognized tax benefits could decrease within the next twelve months. We are currently under audit in New York State and New York City for taxable years 2000 through 2003 and North Carolina for taxable years 2003 through 2006. If the New York State, New York City or North Carolina audits are resolved within the next twelve months, the total amount of unrecognized tax benefits could decrease by approximately $14.0 million. The unrecognized tax benefits related to the New York State, New York City and North Carolina audits relate to apportionment and allocation of income among our various legal entities.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Interest Rate Risk and Risk Management

The RHDI Credit Facility, the Dex Media West, and the new Dex Media East credit facilities bear interest at variable rates and, accordingly, our earnings and cash flow are affected by changes in interest rates. The RHDI Credit Facility requires that we maintain hedge agreements to provide either a fixed interest rate or interest rate protection on at least 50% of RHDI’s total outstanding debt. The Dex Media West and new Dex Media East credit facilities require that we maintain hedge agreements to provide a fixed rate on at least 33% of their respective indebtedness. The Company has entered into the following interest rate swaps that effectively convert approximately $2.6 billion or 69% of the Company’s variable rate debt to fixed rate debt as of December 31, 2007. At December 31, 2007, approximately 37% of our total debt outstanding consists of variable rate debt, excluding the effect of our interest rate swaps. Including the effect of our interest rate swaps, total fixed rate debt comprised approximately 89% of our total debt portfolio as of December 31, 2007. Under the terms of the agreements, the Company receives variable interest based on three-month LIBOR and pays a fixed rate of interest.

Effective Dates	Notional Amount		Pay Rates	Maturity Dates
	(Amounts
	in millions)

September 7, 2004	$200	(3)	3.490% - 3.750%	September 8, 2008 - September 7, 2009
September 15, 2004	200	(3)	3.500% - 3.910%	September 15, 2008 - September 15, 2009
September 17, 2004	100	(2)	3.510% - 3.740%	September 17, 2008 - September 17, 2009
September 23, 2004	100	(2)	3.4335% - 3.438%	September 23, 2008
December 20, 2005	150	(3)	4.74% - 4.752%	June 20, 2008 - December 22, 2008
February 14, 2006	300	(3)	4.925% - 4.9435%	February 14, 2008 - February 14, 2009
February 28, 2006	50	(1)	4.93275%	August 28, 2008
March 10, 2006	150	(2)	5.010%	March 10, 2008
May 25, 2006	300	(3)	5.326%	May 25, 2009 -- May 26, 2009
May 26, 2006	200	(2)	5.2725% -5.275%	May 26, 2009
May 31, 2006	100	(2)	5.295% - 5.312%	May 31, 2008 - May 31, 2009
June 12, 2006	150	(2)	5.27% - 5.279%	June 12, 2009
November 26, 2007	600	(4)	4.1852% - 4.604%	November 26, 2010 -- November 26, 2012

Total	$2,600

(1)	Consists of one swap.

(2)	Consists of two swaps.

(3)	Consists of three swaps.

(4)	Consists of four swaps.

We use derivative financial instruments for hedging purposes only and not for trading or speculative purposes. By using derivative financial instruments to hedge exposures to changes in interest rates, the Company exposes itself to credit risk and market risk. Credit risk is the possible failure of the counterparty to perform under the terms of the derivative contract. When the fair value of a derivative contract is positive, the counterparty owes the Company, which creates credit risk for the Company. When the fair value of a derivative contract is negative, the Company owes the counterparty and, therefore, it is not subject to credit risk. The Company minimizes the credit risk in derivative financial instruments by entering into transactions with major financial institutions with credit ratings of AA- or higher.

Market risk is the adverse effect on the value of a financial instrument that results from a change in interest rates. The market risk associated with interest-rate contracts is managed by establishing and monitoring parameters that limit the types and degree of market risk that may be undertaken.

Interest rate swaps with a notional value of $2.6 billion have been designated as cash flow hedges to hedge three-month LIBOR-based interest payments on $2.6 billion of bank debt. As of December 31, 2007, these respective interest rate swaps provided an effective hedge of the three-month LIBOR-based interest payments on $2.6 billion of bank debt.

The notional amount of our interest rate swaps is used to measure interest to be paid or received and does not represent the amount of exposure to credit loss. Assuming a 0.125% increase in the interest rate associated with the floating rate borrowings under our credit facilities (after giving effect to the interest rate swaps), interest expense would increase $1.4 million on an annual basis.

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

Management believes that it is prudent to mitigate the interest rate risk on a portion of its variable-rate borrowings. To satisfy this objective, the Company has entered into fixed interest rate swap agreements to manage fluctuations in cash flows resulting from changes in interest rates on variable-rate debt. Certain interest rate swap agreements have been designated as cash flow hedges. In accordance with the provisions of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”), as amended by SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, an Amendment of FAS 133 and SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities,, the swaps are recorded at fair value. On a quarterly basis, the fair values of the swaps are determined based on quoted market prices and, assuming effectiveness, the differences between the fair value and the book value of the swaps are recognized in accumulated other comprehensive loss, a component of shareholders’ equity. The swaps and the hedged item (three-month LIBOR-based interest payments on $2.6 billion of bank debt) have been designed so that the critical terms (interest reset dates, duration and index) coincide. Assuming the critical terms continue to coincide, the cash flows from the swaps will exactly offset the cash flows of the hedged item and no ineffectiveness will exist.

For derivative instruments that are not designated or do not qualify as hedged transactions, the initial fair value, if any, and any subsequent gains or losses on the change in the fair value are reported in earnings as a component of interest expense. During May 2006, the Company entered into $1.0 billion notional value of interest rate swaps, which were not designated as cash flow hedges until July 2006. In addition, certain interest rate swaps acquired as a result of the Dex Media Merger with a notional amount of $425 million were not designated as cash flow hedges. As of December 31, 2007 all of the undesignated interest rate swaps acquired as a result of the Dex Media Merger were settled. Resulting gains or losses on the change in the fair value of these interest rate swaps have been recognized in earnings as a component of interest expense.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Management’s Report on Internal Control Over Financial Reporting

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

Management assessed the effectiveness of R.H. Donnelley Corporation’s internal control over financial reporting as of December 31, 2007. In undertaking this assessment, management used the criteria established by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission contained in the Internal Control — Integrated Framework.

Based on its assessment, management has concluded that as of December 31, 2007, the Company’s internal control over financial reporting is effective based on the COSO criteria.

The Company’s internal control over financial reporting as of December 31, 2007 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report that appears on page F-4. KPMG LLP has also audited the Consolidated Financial Statements of R.H. Donnelley Corporation and subsidiaries as of and for the year ended December 31, 2007, included in this Annual Report on Form 10-K, as stated in their report that appears on page F-3.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
R.H. Donnelley Corporation:

We have audited the accompanying consolidated balance sheets of R.H. Donnelley Corporation and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of operations and comprehensive income (loss), cash flows and changes in shareholders’ equity for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of R.H. Donnelley Corporation and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 2 to the notes to consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123(R), Share-Based Payment, as of January 1, 2006, Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R), as of December 31, 2006, and FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes: an Interpretation of FASB Statement No. 109, as of January 1, 2007.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), R.H. Donnelley Corporation’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 13, 2008 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Raleigh, North Carolina
March 13, 2008

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
R.H. Donnelley Corporation:

We have audited R.H. Donnelley Corporation’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). R.H. Donnelley Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, R.H. Donnelley Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of R.H. Donnelley Corporation and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of operations and comprehensive income (loss), cash flows and changes in shareholders’ equity for the years then ended, and our report dated March 13, 2008 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Raleigh, North Carolina
March 13, 2008

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of
R.H. Donnelley Corporation:

In our opinion, the consolidated statements of operations and comprehensive income (loss), cash flows and changes in shareholders’ equity (deficit) for the year ended December 31, 2005 present fairly, in all material respects, the results of operations and cash flows of R.H. Donnelley Corporation and its subsidiaries for the year ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

/s/  PricewaterhouseCoopers LLP

Raleigh, North Carolina
March 15, 2006

R.H. DONNELLEY CORPORATION

Consolidated Balance Sheets

	December 31,
	2007	2006
	(In thousands, except
	share data)

ASSETS
Current Assets
Cash and cash equivalents	$46,076	$156,249
Accounts receivable
Billed	258,839	248,334
Unbilled	847,446	842,869
Allowance for doubtful accounts and sales claims	(42,817)	(42,952)

Net accounts receivable	1,063,468	1,048,251
Deferred directory costs	183,687	211,822
Short-term deferred income taxes, net	47,759	—
Prepaid and other current assets	126,201	115,903

Total current assets	1,467,191	1,532,225
Fixed assets and computer software, net	187,680	159,362
Other non-current assets	139,406	141,619
Intangible assets, net	11,170,482	11,477,996
Goodwill	3,124,334	2,836,266

Total Assets	$16,089,093	$16,147,468

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$230,693	$169,490
Accrued interest	198,828	179,419
Deferred directory revenue	1,172,035	1,197,796
Short-term deferred income taxes, net	—	79,882
Current portion of long-term debt	177,175	382,631

Total current liabilities	1,778,731	2,009,218
Long-term debt	9,998,474	10,020,521
Deferred income taxes, net	2,288,384	2,099,102
Other non-current liabilities	200,768	197,871

Total liabilities	14,266,357	14,326,712
Commitments and contingencies
Shareholders’ Equity
Common stock, par value $1 per share, authorized — 400,000,000 shares; issued — 88,169,275 shares at December 31, 2007 and 2006; outstanding — 68,758,026 and 70,464,717 at December 31, 2007 and 2006, respectively	88,169	88,169
Additional paid-in capital	2,402,181	2,341,009
Accumulated deficit	(385,540)	(437,496)
Treasury stock, at cost, 19,411,249 shares at December 31, 2007 and 17,704,558 shares at December 31, 2006	(256,334)	(161,470)
Accumulated other comprehensive loss	(25,740)	(9,456)

Total shareholders’ equity	1,822,736	1,820,756

Total Liabilities and Shareholders’ Equity	$16,089,093	$16,147,468

The accompanying notes are an integral part of the consolidated financial statements.

R.H. DONNELLEY CORPORATION

Consolidated Statements of Operations and Comprehensive Income (Loss)

	Years Ended December 31,
	2007	2006	2005
	(In thousands, except per share data)

Net revenues	$2,680,299	$1,899,297	$956,631
Expenses
Cost of revenue (exclusive of depreciation and amortization shown separately below)	450,254	342,052	115,875
Selling and support expenses	716,333	656,014	327,355
General and administrative expenses	145,640	134,784	53,014
Depreciation and amortization	463,106	323,621	85,146

Total expenses	1,775,333	1,456,471	581,390
Operating income	904,966	442,826	375,241
Non-operating income	1,818	—	—
Interest expense, net	(830,892)	(765,055)	(264,532)

Income (loss) before income taxes	75,892	(322,229)	110,709
Provision (benefit) for income taxes	29,033	(84,525)	43,176

Net income (loss)	46,859	(237,704)	67,533
Preferred dividend	—	1,974	11,708
(Gain) loss on repurchase of redeemable convertible preferred stock	—	(31,195)	133,681
Accretion of redeemable convertible preferred stock to redemption value	—	—	211,020

Income (loss) available to common shareholders	$46,859	$(208,483)	$(288,876)

Earnings (loss) per share
Basic	$0.66	$(3.14)	$(9.10)

Diluted	$0.65	$(3.14)	$(9.10)

Shares used in computing earnings (loss) per share
Basic	70,932	66,448	31,731

Diluted	71,963	66,448	31,731

Comprehensive Income (Loss)
Net income (loss)	$46,859	$(237,704)	$67,533
Unrealized (loss) gain on interest rate swaps, net of tax (benefit) provision of $(15,468), $(5,460) and $8,126 for the years ended December 31, 2007, 2006 and 2005, respectively	(25,270)	(9,449)	12,710
Minimum pension liability adjustment, net of tax provision (benefit) of $2,863 and $(9,049) for the years ended December 31, 2006 and 2005, respectively	—	4,792	(14,148)
Benefit plans adjustment, net of tax provision of $5,446	8,986	—	—

Comprehensive income (loss)	$30,575	$(242,361)	$66,095

The accompanying notes are an integral part of the consolidated financial statements.

R.H. DONNELLEY CORPORATION

Consolidated Statements of Cash Flows

	Years Ended December 31,
	2007	2006	2005
	(In thousands)

Cash Flows from Operating Activities
Net income (loss)	$46,859	$(237,704)	$67,533
Reconciliation of net income (loss) to net cash provided by operating activities:
Depreciation and amortization	463,106	323,621	85,146
Deferred income tax provision (benefit)	8,668	(85,152)	43,176
Loss on disposal of assets	857	34	—
Provision for bad debts	80,850	71,066	30,004
Stock-based compensation expense	39,017	43,283	5,689
Loss on extinguishment of debt	26,321	—	32,725
Other non-cash charges	47,272	39,385	5,712
Changes in assets and liabilities, net of effects from acquisitions:
(Increase) in accounts receivable	(95,787)	(75,914)	(31,881)
(Increase) decrease in other assets	(5,966)	(22,997)	52,469
Increase in accounts payable and accrued liabilities	66,142	63,008	101,908
(Decrease) increase in deferred directory revenue	(26,455)	635,690	82,016
Increase (decrease) in other non-current liabilities	40,925	13,989	(82,445)

Net cash provided by operating activities	691,809	768,309	392,052
Cash Flows from Investing Activities
Additions to fixed assets and computer software	(77,470)	(78,543)	(31,605)
Acquisitions, net of cash received	(329,102)	(1,901,466)	(6,450)
Equity investment	(2,500)	—	—

Net cash used in investing activities	(409,072)	(1,980,009)	(38,055)
Cash Flows from Financing Activities
Proceeds from the issuance of debt, net of costs	1,468,648	2,079,005	293,439
Additional borrowings under the Credit Facilities, net of costs	1,416,822	435,376	341,417
Credit Facilities repayments	(1,674,095)	(577,292)	(345,227)
Note repayments	(1,398,892)	(291,716)	(317,066)
Revolver borrowings	722,550	934,900	268,000
Revolver repayments	(781,400)	(869,000)	(304,200)
Tender, redemption and call premium payments	(71,656)	—	(25,268)
Repurchase of common stock	(89,578)	—	—
Repurchase of redeemable convertible preferred stock and redemption of preferred stock purchase rights	—	(336,819)	(277,197)
Repurchase of warrants	—	(53,128)	—
Proceeds from employee stock option exercises	13,412	31,665	7,383
Proceeds from issuance of common stock	9,000	—	—
(Decrease) increase in checks not yet presented for payment	(7,721)	7,165	1,760

Net cash (used in) provided by financing activities	(392,910)	1,360,156	(356,959)
(Decrease) increase in cash and cash equivalents	(110,173)	148,456	(2,962)
Cash and cash equivalents, beginning of year	156,249	7,793	10,755

Cash and cash equivalents, end of year	$46,076	$156,249	$7,793

Supplemental Information
Cash interest paid	$721,505	$663,683	$231,930
Income tax payments (refunds) received, net	10,075	1,015	(851)

The accompanying notes are an integral part of the consolidated financial statements.

R.H. DONNELLEY CORPORATION

Consolidated Statements of Changes in Shareholders’ Equity (Deficit)

					Retained		Accumulated	Total
		Additional		Unamortized	Earnings		Other	Shareholders’
	Common	Paid-in	Warrants	Restricted	(Accumulated	Treasury	Comprehensive	Equity
	Stock	Capital	Outstanding	Stock	Deficit)	Stock	Income (Loss)	(Deficit)
	(In thousands)

Balance, December 31, 2004	$51,622	$107,238	$13,758	$(135)	$3,855	$(163,603)	$5,250	$17,985
Net income					67,533			67,533
Loss on repurchase of preferred stock		(72,147)			(61,534)			(133,681)
Beneficial conversion feature from		(35,091)						(35,091)
repurchase of preferred stock
Accretion of preferred stock to		(6,536)			(204,484)			(211,020)
redemption value
Beneficial conversion feature from		(5,385)						(5,385)
accretion of preferred stock to redemption value
Preferred stock dividend		(8,159)			(3,549)			(11,708)
Employee stock option exercises		12,000				335		12,335
Restricted stock issued		(15)				15		—
Stock issued for employee bonus plans		1,979				(265)		1,714
Compensatory stock awards		5,157				33		5,190
Restricted stock amortization		364		135				499
Beneficial conversion feature from		595			1,057			1,652
issuance of preferred stock
Unrealized gain on interest rate swaps, net of tax							12,710	12,710
Minimum pension liability adjustment, net of tax							(14,148)	(14,148)

Balance, December 31, 2005	51,622	—	13,758	—	(197,122)	(163,485)	3,812	(291,415)
Net loss					(237,704)			(237,704)
Gain on repurchase of preferred stock					31,195			31,195
Beneficial conversion feature from repurchase of preferred stock					(31,195)			(31,195)
Redemption of preferred stock purchase rights					(696)			(696)
Preferred stock dividend					(1,974)			(1,974)
Employee stock option exercises		31,761				2,015		33,776
Issuance of common stock — Dex Media Merger	36,547	2,222,812						2,259,359
Vested Dex Media equity awards		77,354						77,354
Compensatory stock awards		48,452						48,452
Unrealized loss on interest rate swaps, net of tax							(9,449)	(9,449)
Minimum pension liability adjustment, net of tax							4,792	4,792
Adjustment to initially apply SFAS No. 158, net of tax							(8,611)	(8,611)
Repurchase of warrants		(39,370)	(13,758)					(53,128)

Balance, December 31, 2006	88,169	2,341,009	—	—	(437,496)	(161,470)	(9,456)	1,820,756
Net income					46,859			46,859
Employee stock option exercises		12,734				678		13,412
Issuance of common stock — Business.com Acquisition		8,852				148		9,000
Cumulative effect of FIN No. 48 adoption					5,097			5,097
Other adjustments related to compensatory stock awards		569						569
Unrealized loss on interest rate swaps, net of tax							(25,270)	(25,270)
Benefit plans adjustment, net of tax							8,986	8,986
Compensatory stock awards		39,017						39,017
Repurchase of common stock						(95,690)		(95,690)

	$88,169	$2,402,181	$—	$—	$(385,540)	$(256,334)	$(25,740)	$1,822,736

The accompanying notes are an integral part of the consolidated financial statements.

R.H. DONNELLEY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share data and percentages)

1.	Business and Presentation

The consolidated financial statements include the accounts of R.H. Donnelley Corporation and its direct and indirect wholly-owned subsidiaries (the “Company,” “RHD,” “Donnelley,” “we,” “us” and “our”). As of December 31, 2007, R.H. Donnelley Inc. (“RHDI” or “RHD Inc.”), Dex Media, Inc. (“Dex Media”), Business.com, Inc. (“Business.com”) and Local Launch, Inc. (“Local Launch”) were our only direct wholly-owned subsidiaries. Effective January 1, 2008, Local Launch was merged with and into Business.com. All intercompany transactions and balances have been eliminated.

We are one of the nation’s largest Yellow Pages and online local commercial search companies, based on revenue, with 2007 revenues of approximately $2.7 billion. We publish and distribute advertiser content utilizing our own Dex brand and three of the most highly recognizable brands in the industry, Qwest, Embarq, and AT&T. During 2007, our print and online solutions helped more than 600,000 national and local businesses in 28 states reach consumers who were actively seeking to purchase products and services. During 2007, we published and distributed print directories in many of the country’s most attractive markets including Albuquerque, Chicago, Denver, Las Vegas, Orlando, and Phoenix.

Reclassifications

Certain prior period amounts included in the consolidated statements of operations have been reclassified to conform to the current period’s presentation. Selling and support expenses are now presented as a separate expense category in the consolidated statements of operations. In prior periods, certain selling and support expenses were included in cost of revenue and others were included in general and administrative expenses. Additionally, beginning in 2007, we began classifying adjustments for customer claims to sales allowance, which is deducted from gross revenue to determine net revenue. In prior periods, adjustments for customer claims were included in bad debt expense under general and administrative expenses. Bad debt expense is now included under selling and support expenses. Accordingly, we have reclassified adjustments for customer claims and bad debt expense in 2006 and bad debt expense in 2005 to conform to the current period’s presentation. Adjustments for customer claims prior to 2006 were not material. These reclassifications had no impact on operating income or net income for the years ended December 31, 2006 and 2005. The table below summarizes these reclassifications.

	Year Ended December 31, 2006			Year Ended December 31, 2005
	As			As
	Previously		As	Previously		As
	Reported	Reclass	Reclassified	Reported	Reclass	Reclassified
	(In thousands)

Net revenue	$1,895,921	$3,376	$1,899,297	$956,631	$—	$956,631
Cost of revenue	987,056	(645,004)	342,052	436,016	(320,141)	115,875
Selling and support expenses	—	656,014	656,014	—	327,355	327,355
General and administrative expenses	142,418	(7,634)	134,784	60,228	(7,214)	53,014

In addition, certain prior period amounts included on the consolidated statements of cash flows have been reclassified to conform to the current period’s presentation.

Significant Business Developments

Acquisition

On August 23, 2007, we acquired Business.com, a leading business search engine and directory and performance based advertising network, for a disclosed amount of $345.0 million (the “Business.com Acquisition”). The purchase price determined in accordance with generally accepted accounting principles (“GAAP”) was $334.4 million and excludes certain items such as the value of unvested equity awards, which

R.H. DONNELLEY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

will be recorded as compensation expense over their vesting period. The purpose of the Business.com Acquisition was to expand our existing interactive portfolio by adding leading Internet advertising talent and technology, to strengthen RHD’s position in the expanding local commercial search market and to develop an online performance based advertising network. Business.com now operates as a direct, wholly-owned subsidiary of RHD. The results of Business.com have been included in our consolidated results commencing August 23, 2007. See Note 3, “Acquisitions,” and Note 5, “Long-Term Debt, Credit Facilities and Notes,” for a further description of the Business.com Acquisition and related financing.

Debt Refinancing

On October 2, 2007, we issued $1.0 billion aggregate principal amount of 8.875% Series A-4 Senior Notes due 2017 (“Series A-4 Notes”). Proceeds from this issuance were (a) used to repay a $328 million RHD credit facility (“RHD Credit Facility”) used to fund the Business.com Acquisition, (b) contributed to RHDI in order to provide funding for the tender offer and consent solicitation of RHDI’s $600 million aggregate principal amount 10.875% Senior Subordinated Notes due 2012 (“RHDI Senior Subordinated Notes”) and (c) used to pay related fees and expenses and for other general corporate purposes. On October 17, 2007, we issued an additional $500 million of our Series A-4 Notes. Proceeds from this issuance were (a) transferred to Dex Media East (defined below) in order to repay $86.4 million and $213.6 million of the Term Loan A and Term Loan B under the former Dex Media East credit facility, respectively, (b) contributed to RHDI in order to repay $91.8 million, $16.2 million and $83.0 million of Term Loans A-4, D-1, and D-2 under the RHDI Credit Facility, respectively, and (c) used to pay related fees and expenses.

In October 2007, under the terms and conditions of a tender offer and consent solicitation to purchase RHDI’s $600 million Senior Subordinated Notes that RHDI commenced on September 18, 2007, $599.9 million, or 99.9%, of the outstanding RHDI Senior Subordinated Notes were repurchased. In December 2007, the remaining $0.1 million of RHDI Senior Subordinated Notes were redeemed.

On October 24, 2007, we replaced the former Dex Media East credit facility with a new Dex Media East credit facility, consisting of a $700.0 million aggregate principal amount Term Loan A facility, a $400.0 million aggregate principal amount Term Loan B facility, a $100.0 million aggregate principal amount revolving loan facility and a $200.0 million aggregate principal amount uncommitted incremental facility, in which Dex Media East would have the right, subject to obtaining commitments for such incremental loans, on one or more occasions to increase the Term Loan A, Term Loan B or the revolving loan facility by such amount. Proceeds from the new Dex Media East credit facility were used on October 24, 2007 to repay the remaining $56.5 million and $139.7 million of Term Loan A and Term Loan B under the former Dex Media East credit facility, respectively, and $32.5 million under the former Dex Media East Revolver (defined in Note 5, “Long-Term Debt, Credit Facilities and Notes”). Proceeds from the new Dex Media East credit facility were also used on November 26, 2007 to fund the redemption of $449.7 million of Dex Media East’s outstanding 9.875% senior notes due 2009 and $341.3 million of Dex Media East’s outstanding 12.125% senior subordinated notes due 2012.

In December 2007, we redeemed RHDI’s remaining $7.9 million 8.875% Senior Notes due 2010 (“RHDI Senior Notes”).

See Note 5, “Long-Term Debt, Credit Facilities and Notes,” for additional information regarding these refinancing transactions.

Share Repurchases

In November 2007, the Company’s Board of Directors authorized a $100.0 million stock repurchase plan (“Repurchase Plan”). This authorization permits the Company to purchase its shares of common stock in the open market pursuant to Rule 10b-18 of the Securities Exchange Act of 1934 or through block trades or

R.H. DONNELLEY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

otherwise over the following twelve months, based on market conditions and other factors, which purchases may be made or suspended at any time. In accordance with the Repurchase Plan, we repurchased 2.5 million shares at a cost of $95.7 million during December 2007.

2.	Summary of Significant Accounting Policies

Revenue Recognition.  We earn revenue principally from the sale of advertising into our yellow pages directories. Revenue from the sale of such advertising is deferred when a directory is published, net of estimated sales claims, and recognized ratably over the life of a directory, which is typically 12 months (the “deferral and amortization method”). The Company also recognizes revenue for those Internet-based advertising products that are sold with print advertising using the deferral and amortization method. Revenue with respect to Internet-based advertising that is not sold with print advertising is recognized ratably over the period the advertisement appears on the site. Revenue with respect to our other products and services, such as search engine marketing (“SEM”) and search engine optimization (“SEO”) services (collectively referred to as “Internet Marketing”), is recognized as delivered or fulfilled. Revenue and deferred revenue from the sale of advertising is recorded net of an allowance for sales claims, estimated based primarily on historical experience. We increase or decrease this estimate as information or circumstances indicate that the estimate may no longer represent the amount of claims we may incur in the future. The Company recorded sales claims allowances of $54.8 million, $41.9 million and $10.4 million for the years ended December 31, 2007, 2006 and 2005, respectively.

The Company enters into transactions, such as exclusivity arrangements, sponsorships, and other media access transactions, where the Company’s products and services are promoted by a third party and, in exchange, the Company carries the third party’s advertisement. The Company accounts for these transactions in accordance with Emerging Issues Task Force (“EITF”) Issue No. 99-17, Accounting for Advertising Barter Transactions. Revenue and expense related to such transactions are included in the consolidated statements of operations consistent with, and only to the extent of, reasonably similar and recent items sold or purchased for cash.

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

Accounts Receivable.  Accounts receivable consist of balances owed to us by our advertising customers. Advertisers typically enter into a twelve-month contract for their advertising. Most local advertisers are billed a pro rata amount of their contract value on a monthly basis. On behalf of national advertisers, Certified Marketing Representatives (“CMRs”) pay to the Company the total contract value of their advertising, net of their commission, within 60 days after the publication month. Billed receivables represent the amount that has been billed to advertisers. Billed receivables are recorded net of an allowance for doubtful accounts and sales claims, estimated based on historical experience. We increase or decrease this estimate as information or circumstances indicate that the estimate no longer appropriately represents the amount of bad debts and sales

R.H. DONNELLEY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

claims we may incur. Unbilled receivables represent contractually owed amounts, net of an allowance for sales claims, for published directories that have yet to be billed to advertisers.

Fixed Assets and Computer Software.  Fixed assets and computer software are recorded at cost. Fixed assets and computer software acquired in conjunction with acquisitions are recorded at fair value on the acquisition date. Depreciation and amortization are provided over the estimated useful lives of the assets using the straight-line method. Estimated useful lives are thirty years for buildings, five years for machinery and equipment, ten years for furniture and fixtures and three to five years for computer equipment and computer software. Leasehold improvements are amortized on a straight-line basis over the shorter of the term of the lease or the estimated useful life of the improvement. Fixed assets and computer software at December 31, 2007 and 2006 consisted of the following:

	2007	2006

Computer software	$215,410	$140,100
Computer equipment	40,287	31,491
Machinery and equipment	8,220	6,182
Furniture and fixtures	16,532	12,386
Leasehold improvements	26,112	15,081
Buildings	1,863	1,735
Construction in Process — Computer software and equipment	14,014	33,396

Total cost	322,438	240,371
Less accumulated depreciation and amortization	(134,758)	(81,009)

Net fixed assets and computer software	$187,680	$159,362

Depreciation and amortization expense on fixed assets and computer software for the years ended December 31, 2007, 2006 and 2005 was as follows:

	2007	2006	2005

Depreciation of fixed assets	$16,649	$15,928	$4,887
Amortization of computer software	38,181	30,188	8,129

Total depreciation and amortization on fixed assets and computer software	$54,830	$46,116	$13,016

Identifiable Intangible Assets and Goodwill.  As a result of the Dex Media Merger (defined below), AT&T Directory Acquisition (defined below), Embarq Acquisition (defined below), Business.com Acquisition and Local Launch Acquisition (defined below), certain long-term intangible assets were identified and recorded at their estimated fair value. Amortization expense for the years ended December 31, 2007, 2006 and 2005 was $408.3 million, $277.5 million and $72.1 million, respectively. Amortization expense for these intangible assets for the five succeeding years is estimated to be approximately $415.8 million, $403.4 million, $390.3 million, $376.2 million and $353.7 million, respectively. Amortization expense for the year ended December 31, 2007 includes an impairment charge of $20.0 million associated with the tradenames acquired in the Embarq Acquisition. This impairment charge resulted from a change in our branding strategy to utilize a new Dex market brand for all of our print and online products across our entire footprint and discontinued use of the tradenames acquired in the Embarq Acquisition. This impairment charge was determined using the relief from royalty valuation method.

R.H. DONNELLEY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The acquired long-term intangible assets and their respective book values at December 31, 2007 are shown in the following table.

							Technology,
	Directory	Local	National				Network
	Services	Customer	CMR	Third-Party	Trade	Advertising	Platforms &
	Agreements	Relationships	Relationships	Contract	Names	Commitment	Other	Total

Initial fair value:
Qwest	$7,320,000	$875,000	$205,000	$—	$490,000	$25,000	$—	$8,915,000
AT&T	952,500	90,000	55,000	—	—	—	—	1,097,500
Embarq	1,625,000	200,000	60,000	—	—	—	—	1,885,000
Business.com	—	14,700	—	49,000	18,500	—	18,500	100,700
Local Launch	—	1,400	—	—	800	—	5,100	7,300

Total	9,897,500	1,181,100	320,000	49,000	509,300	25,000	23,600	12,005,500
Accumulated amortization	(561,548)	(163,661)	(35,344)	(3,841)	(63,477)	(3,993)	(3,154)	(835,018)

Net intangible assets	$9,335,952	$1,017,439	$284,656	$45,159	$445,823	$21,007	$20,446	$11,170,482

The acquired long-term intangible assets and their respective book values at December 31, 2006 are shown in the following table.

	Directory	Local	National
	Services	Customer	CMR	Trade	Advertising	Technology
	Agreements	Relationships	Relationships	Names	Commitment	& Other	Total

Initial fair value:
Qwest	$7,320,000	$875,000	$205,000	$490,000	$25,000	$—	$8,915,000
AT&T	952,500	90,000	55,000	—	—	—	1,097,500
Embarq	1,625,000	200,000	60,000	30,000	—	—	1,915,000
Local Launch	—	1,400	—	800	—	5,100	7,300

Total	9,897,500	1,166,400	320,000	520,800	25,000	5,100	11,934,800
Accumulated amortization	(335,261)	(58,908)	(22,264)	(38,019)	(1,910)	(442)	(456,804)

Net intangible assets	$9,562,239	$1,107,492	$297,736	$482,781	$23,090	$4,658	$11,477,996

In connection with the Dex Media Merger, we acquired directory services agreements (collectively, the “Dex Directory Services Agreements”) which Dex Media had entered into with Qwest (defined in Note 3, “Acquisitions”) including, (1) a publishing agreement with a term of 50 years commencing November 8, 2002 (subject to automatic renewal for additional one-year terms), which grants us the right to be the exclusive official directory publisher of listings and classified advertisements of Qwest’s telephone customers in the geographic areas in the Qwest States (defined in Note 3, “Acquisitions”) in which Qwest (and its successors) provided local telephone services as of November 8, 2002, as well as having the exclusive right to use certain Qwest branding on directories in those markets and (2) a non-competition agreement with a term of 40 years commencing November 8, 2002, pursuant to which Qwest (on behalf of itself and its affiliates and successors) has agreed not to sell directory products consisting principally of listings and classified advertisements for subscribers in the geographic areas in the Qwest States in which Qwest provided local telephone service as of November 8, 2002 that are directed primarily at consumers in those geographic areas. The fair value assigned to the Dex Media Directory Services Agreements of $7.3 billion was based on the multi-period excess

R.H. DONNELLEY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

earnings method and is being amortized under the straight-line method over 42 years. Under the multi-period excess earnings method, the projected cash flows of the intangible asset are computed indirectly, which means that future cash flows are projected with deductions made to recognize returns on appropriate contributory assets, leaving the excess, or residual net cash flow, as indicative of the intangible asset fair value.

As a result of the Dex Media Merger, we also acquired (1) an advertising commitment agreement whereby Qwest has agreed to purchase an aggregate of $20 million of advertising per year through 2017 from us at pricing on terms at least as favorable as those offered to similar large customers and (2) an intellectual property contribution agreement pursuant to which Qwest assigned and or licensed to us the Qwest intellectual property previously used in the Qwest directory services business along with (3) a trademark license agreement pursuant to which Qwest granted to us the right until November 2007 to use the Qwest Dex and Qwest Dex Advantage marks in connection with directory products and related marketing material in the Qwest States and the right to use these marks in connection with DexKnows.com® (the intangible assets in (2) and (3) collectively, “Trade Names”). The fair value assigned to the Dex Media advertising commitment was based on the multi-period excess earnings method and is being amortized under the straight-line method over 12 years.

Directory services agreements between AT&T and the Company include a directory services license agreement, a non-competition agreement, an Internet Yellow Pages reseller agreement and a directory publishing listing agreement (collectively, “AT&T Directory Services Agreements”) with certain affiliates of AT&T. The directory services license agreement designates us as the official and exclusive provider of yellow pages directory services for AT&T (and its successors) in Illinois and Northwest Indiana (the “Territory”), grants us the exclusive license (and obligation as specified in the agreement) to produce, publish and distribute white pages directories in the Territory as AT&T’s agent and grants us the exclusive license (and obligation as specified in the agreement) to use the AT&T brand and logo on print directories in the Territory. The non-competition agreement prohibits AT&T (and its affiliates and successors), with certain limited exceptions, from (1) producing, publishing and distributing yellow and white pages print directories in the Territory, (2) soliciting or selling local or national yellow or white pages advertising for inclusion in such directories, and (3) soliciting or selling local Internet yellow pages advertising for certain Internet yellow pages directories in the Territory or licensing AT&T marks to any third party for that purpose. The Internet Yellow Pages reseller agreement grants us the (a) exclusive right to sell to local advertisers within the Territory Internet yellow pages advertising focused upon products and services to be offered within that territory, and (b) non-exclusive right to sell to local (excluding National advertisers) advertisers within the Territory Internet yellow pages advertising focused upon products and services to be offered outside of the Territory, in each case, onto the YellowPages.com platform. The directory publishing listing agreement gives us the right to purchase and use basic AT&T subscriber listing information and updates for the purpose of publishing directories. The AT&T Directory Services Agreements (other than the Internet Yellow Pages reseller agreement) have initial terms of 50 years, commencing in September 2004, subject to automatic renewal and early termination under specified circumstances. The Internet Yellow Pages reseller agreement has a term of 5 years, commencing in September 2004. The fair value assigned to the AT&T Directory Services Agreements and the Internet Yellow Pages reseller agreement of $950.0 million and $2.5 million, respectively, was based on the present value of estimated future cash flows and is being amortized under the straight-line method over 50 years and 5 years, respectively.

Directory services agreements between Embarq and the Company, which were executed in May 2006 in conjunction with Sprint’s spin-off of its local telephone business, include a directory services license agreement, a trademark license agreement and a non-competition agreement with certain affiliates of Embarq, as well as a non-competition agreement with Sprint entered into in January 2003 (collectively “Embarq Directory Services Agreements”). The Embarq Directory Services Agreements replaced the previously existing analogous agreements with Sprint, except that Sprint remained bound by its non-competition agreement. The directory services license agreement grants us the exclusive license (and obligation as specified in the agreement) to produce, publish and distribute yellow and white pages directories for Embarq (and its

R.H. DONNELLEY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

successors) in 18 states where Embarq provided local telephone service at the time of the agreement. The trademark license agreement grants us the exclusive license (and obligation as specified in the agreement) to use certain specified Embarq trademarks in those markets, and the non-competition agreements prohibit Embarq and Sprint (and their respective affiliates and successors) in those markets from selling local directory advertising, with certain limited exceptions, or producing, publishing and distributing print directories. The Embarq Directory Services Agreements have initial terms of 50 years, commencing in January 2003, subject to automatic renewal and early termination under specified circumstances. The fair value of the Embarq Directory Services Agreements of $1.6 billion was determined based on the present value of estimated future cash flows at the time of the Embarq Acquisition in January 2003, and is being amortized under the straight-line method over 50 years.

The fair values of local and national customer relationships obtained as a result of the Dex Media Merger, AT&T Directory Acquisition and Embarq Acquisition were determined based on the present value of estimated future cash flows. These intangible assets are being amortized under the “income forecast” method, which assumes the value derived from customer relationships is greater in the earlier years and steadily declines over time. The weighted average useful life of these relationships is approximately 20 years. As a result of cost uplift (defined below) from purchase accounting being substantially amortized, during the first quarter of 2007, we commenced amortization of local customer relationships obtained as a result of the Dex Media Merger. As a result of purchase accounting required by GAAP, we recorded the deferred directory costs related to directories that were scheduled to publish subsequent to the Dex Media Merger at their fair value, determined as (a) the estimated billable value of the published directory less (b) the expected costs to complete the directories, plus (c) a normal profit margin. We refer to this purchase accounting entry as “cost uplift.”

The fair value of acquired trade names obtained as a result of the Dex Media Merger and Embarq Acquisition was determined based on the “relief from royalty” method, which values the trade names based on the estimated amount that a company would have to pay in an arms length transaction to use these trade names. As mentioned above, we recognized an impairment charge of $20.0 million during the year ended December 31, 2007 associated with the trade names acquired in the Embarq Acquisition. The Qwest tradenames are being amortized under the straight-line method over 15 years. The Embarq tradenames were being amortized under the straight-line method over 15 years.

In connection with the Business.com Acquisition, we identified and recorded certain intangible assets at their estimated fair value, including (1) advertiser relationships, (2) third party contracts, (3) technology and network platforms and (4) trade names and trademarks. These intangible assets are being amortized over remaining useful lives ranging from 3 to 10 years under the straight-line method, with the exception of the advertiser relationships and network platform intangible assets, which are amortized under the income forecast method.

In connection with the Local Launch Acquisition, we identified and recorded certain intangible assets at their estimated fair value, including (1) local customer relationships, (2) non-compete agreements, (3) technology and (4) tradenames. These intangible assets are being amortized under the straight-line method over remaining useful lives ranging from 3 to 7 years.

Other than the Embarq tradenames mentioned above, no impairment losses were recognized related to our other intangible assets for the years ended December 31, 2007, 2006 and 2005, respectively.

The excess purchase price for the Dex Media Merger, AT&T Directory Acquisition, Embarq Acquisition, Business.com Acquisition and Local Launch Acquisition over the net tangible and identifiable intangible assets acquired of $2.5 billion, $216.7 million, $97.0 million, $258.8 million and $6.8 million, respectively, was recorded as goodwill. Annual amortization of goodwill and the acquired intangible assets for tax purposes is approximately $672.5 million.

The change in goodwill during the year ended December 31, 2007 was primarily related to the Business.com Acquisition. During the year ended December 31, 2007, we recorded adjustments to goodwill totaling $30.8 million associated with the Dex Media Merger that primarily related to deferred income taxes.

R.H. DONNELLEY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During 2007, we re-occupied the remaining portion of our leased facilities in Chicago, Illinois, which we vacated in conjunction with the 2005 Restructuring Actions (defined in Note 4, “Restructuring Charges”). As a result, we reversed the remaining amount of our reserve related to these leased facilities during the year ended December 31, 2007 by $1.8 million, with a corresponding offset to goodwill. The total amount of goodwill that is expected to be deductible for tax purposes related to the Dex Media Merger is approximately $2.1 billion.

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”), goodwill is not amortized, but is subject to periodic impairment testing. No impairment losses were recorded related to our goodwill for the years ended December 31, 2007, 2006 and 2005, respectively.

The decline in the trading value of our debt and equity securities will require us to continue to assess the recoverability of our goodwill and negative industry and economic trends may indicate that the carrying values of our other intangible assets are not recoverable. The trading value of our publicly traded debt and equity securities has continued to decline subsequent to December 31, 2007. If the value of our debt and equity securities does not recover, we will be required to assess the fair values of the assets and liabilities of the Company and could conclude that goodwill and other long lived assets are impaired, which would result in impairment charges in 2008. In addition, worsening economic conditions in certain of our markets may require us to assess the recoverability of other intangible assets during 2008 which could result in additional impairment charges.

Interest Expense and Deferred Financing Costs.  Interest expense for the years ended December 31, 2007, 2006 and 2005 was $834.5 million, $772.7 million and $265.0 million, respectively. Certain costs associated with the issuance of debt instruments are capitalized and included in other non-current assets on the consolidated balance sheets. These costs are amortized to interest expense over the terms of the related debt agreements. The bond outstanding method is used to amortize deferred financing costs relating to debt instruments with respect to which we make accelerated principal payments. Other deferred financing costs are amortized using the effective interest method. Amortization of deferred financing costs included in interest expense was $40.0 million, $21.9 million and $23.6 million in 2007, 2006 and 2005, respectively. Apart from business combinations, it is the Company’s policy to recognize losses incurred in conjunction with debt extinguishments as a component of interest expense. Interest expense in 2007 includes tender and redemption premium payments of $71.7 million and write-off of unamortized deferred financing costs of $16.8 million (which is included in the amortization of deferred financing costs of $40.0 million noted above) associated with the refinancing transactions conducted during the fourth quarter of 2007. Interest expense in 2005 includes a $25.3 million tender premium payment and write-off of unamortized deferred financing costs of $7.4 million (which is included in the amortization of deferred financing costs of $23.6 million noted above) associated with the December 20, 2005 tender offer and exit consent solicitation of our subsidiaries’ 8.875% Senior Notes due 2016. See Note 5, “Long-Term Debt, Credit Facilities and Notes” for a further description of these debt extinguishments. In conjunction with the Dex Media Merger and as a result of purchase accounting required under generally accepted accounting principles (“GAAP”), we recorded Dex Media’s debt at its fair value on January 31, 2006. We recognize an offset to interest expense in each period subsequent to the Dex Media Merger for the amortization of the corresponding fair value adjustment over the life of the respective debt. The offset to interest expense for the years ended December 31, 2007 and 2006 was $92.1 million and $26.4 million, respectively. The offset to interest expense for the year ended December 31, 2007 includes $62.2 million related to the redemption of Dex Media East’s outstanding 9.875% senior notes and 12.125% senior subordinated notes on November 26, 2007.

Advertising Expense.  We recognize advertising expenses as incurred. These expenses include media, public relations, promotional and sponsorship costs and on-line advertising. Total advertising expense was $55.2 million, $32.7 million and $18.1 million in 2007, 2006 and 2005, respectively. Total advertising expense

R.H. DONNELLEY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

for 2007 includes $7.8 million related to traffic acquisition costs associated with the operations of Business.com.

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

At December 31, 2007, we had interest rate swap agreements with major financial institutions with a notional value of $2.6 billion. We are exposed to credit risk in the event that one or more of the counterparties to the agreements does not, or cannot, meet their obligation. The notional amount is used to measure interest to be paid or received and does not represent the amount of exposure to credit loss. Any loss would be limited to the amount that would have been received over the remaining life of the swap agreement. The counterparties to the swap agreements are major financial institutions with credit ratings of AA- or higher. We do not currently foresee a material credit risk associated with these swap agreements; however, no assurances can be given.

Derivative Financial Instruments and Hedging Activities.  The Company accounts for its derivative financial instruments and hedging activities in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”), as amended by SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, an Amendment of FAS 133 and SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. We do not use derivative financial instruments for trading or speculative purposes and our derivative financial instruments are limited to interest rate swap agreements. The Company utilizes a combination of fixed rate and variable rate debt to finance its operations. The variable rate debt exposes the Company to variability in interest payments due to changes in interest rates. Management believes that it is prudent to mitigate the interest rate risk on a portion of its variable rate borrowings. Additionally, the credit facility of RHDI requires that we maintain hedge agreements to provide either a fixed interest rate or interest rate protection on at least 50% of its total outstanding debt, while the Dex Media West (defined below) and new Dex Media East credit facilities require that we maintain hedge agreements to provide a fixed rate on at least 33% of their respective indebtedness. To satisfy our objectives and requirements, the Company has entered into fixed interest rate swap agreements to manage fluctuations in cash flows resulting from changes in interest rates on variable rate debt. The Company’s interest rate swap agreements effectively convert $2.6 billion, or approximately 69%, of our variable rate debt to fixed rate debt, mitigating our exposure to increases in interest rates. At December 31,

R.H. DONNELLEY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2007, approximately 37% of our total debt outstanding consists of variable rate debt, excluding the effect of our interest rate swaps. Including the effect of our interest rate swaps, total fixed rate debt comprised approximately 89% of our total debt portfolio as of December 31, 2007.

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

The Company discontinues hedge accounting prospectively when it is determined that the derivative is no longer effective in offsetting changes in the cash flows of the hedged item, the derivative or hedged item is expired, sold, terminated, exercised, or management determines that designation of the derivative as a hedging instrument is no longer appropriate. In situations in which hedge accounting is discontinued, the Company continues to carry the derivative at its fair value on the consolidated balance sheet and recognizes any subsequent changes in its fair value in earnings as a component of interest expense. Any amounts previously recorded to accumulated other comprehensive loss will be amortized to interest expense in the same period(s) in which the interest expense of the underlying debt impacts earnings.

Please refer to Note 6, “Derivative Financial Instruments” for additional information regarding our derivative financial instruments and hedging activities.

Pension and Postretirement Benefits.  Pension and other postretirement benefits represent estimated amounts to be paid to employees in the future. The accounting for benefits reflects the recognition of these benefit costs over the employee’s approximate service period based on the terms of the plan and the investment and funding decisions made. The determination of the benefit obligation and the net periodic pension and other postretirement benefit costs requires management to make assumptions regarding the discount rate, return on retirement plan assets, increase in future compensation and healthcare cost trends. Changes in these assumptions can have a significant impact on the projected benefit obligation, funding requirement and net periodic benefit cost. The assumed discount rate is the rate at which the pension benefits could be settled. During 2007 and 2006, we utilized the Citigroup Pension Liability Index as the appropriate discount rate for our defined benefit pension plans. In 2005, the discount rate was determined using a methodology that discounts the projected plan cash flows to the measurement date using the spot rates provided in the Citigroup Pension Discount Curve. A single discount rate was then computed so that the present value of the benefit cash flows using this single rate equaled the present value computed using the Citigroup Pension Discount Curve. The expected long-term rate of return on plan assets is based on the mix of assets held by the plan and the expected long-term rates of return within each asset class. The anticipated trend of future healthcare costs is based on historical experience and external factors.

R.H. DONNELLEY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R) (“SFAS No. 158”). This statement requires recognition of the overfunded or underfunded status of defined benefit postretirement plans as an asset or liability in the statement of financial position and to recognize changes in that funded status in accumulated other comprehensive income (loss) in the year in which the changes occur. SFAS No. 158 also requires measurement of the funded status of a plan as of the date of the statement of financial position. SFAS No. 158 became effective for recognition of the funded status of the benefit plans for fiscal years ending after December 15, 2006 and is effective for the measurement date provisions for fiscal years ending after December 15, 2008. We adopted the funded status recognition provisions of SFAS No. 158 related to our defined benefit pension and postretirement plans as of December 31, 2006, as required. We complied with the measurement date provisions of SFAS No. 158 as of December 31, 2006.

Please refer to Note 10, “Benefit Plans,” which addresses the financial impact of our adoption of SFAS No. 158, and for further information regarding our benefit plans.

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

The Company’s policy is to recognize interest and penalties related to unrecognized tax benefits in income tax expense. See Note 9, “Income Taxes,” for more information regarding our provision (benefit) for income taxes as well as the impact of adopting FIN No. 48.

Earnings (Loss) Per Share.  Subsequent to the GS Repurchase (defined in Note 7, “Redeemable Preferred Stock, Warrants and Other”) and for the year ended December 31, 2007, we accounted for earnings (loss) per share (“EPS”) in accordance with SFAS No. 128, Earnings Per Share (“SFAS No. 128”). For the year ended December 31, 2006 (through January 27, 2006, the closing date of the GS Repurchase), we accounted for EPS in accordance with EITF No. 03-6, Participating Securities and the Two-Class Method under FASB Statement 128 (“EITF 03-6”), which established standards regarding the computation of EPS by companies that have issued securities other than common stock that contractually entitle the holder to participate in dividends and earnings of the company. EITF 03-6 requires earnings available to common shareholders for the period, after deduction of preferred stock dividends, to be allocated between the common and preferred stockholders based on their respective rights to receive dividends. Basic EPS is then calculated by dividing loss allocable to common shareholders by the weighted average number of shares outstanding. EITF 03-6 does not require the presentation of basic and diluted EPS for securities other than common stock. Therefore, the following EPS amounts only pertain to our common stock.

R.H. DONNELLEY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Under the guidance of SFAS No. 128, diluted EPS is calculated by dividing loss allocable to common shareholders by the weighted average common shares outstanding plus dilutive potential common stock. Potential common stock includes stock options, stock appreciation rights (“SARs”), restricted stock and warrants, the dilutive effect of which is calculated using the treasury stock method, and prior to the GS Repurchase, our Preferred Stock (defined in Note 7, “Redeemable Preferred Stock, Warrants and Other”), the dilutive effect of which was calculated using the “if-converted” method.

The calculation of basic and diluted EPS for the years ended December 31, 2007, 2006 and 2005, respectively, is presented below.

	For the Years Ended
	December 31,
	2007	2006	2005

Basic EPS
Income (loss) available to common shareholders	$46,859	$(208,483)	$(288,876)
Amount allocable to common shareholders(1)	100%	100%	100%

Income (loss) allocable to common shareholders	46,859	(208,483)	(288,876)
Weighted average common shares outstanding	70,932	66,448	31,731

Basic earnings (loss) per share	$0.66	$(3.14)	$(9.10)

	For the Years Ended
	December 31,
	2007	2006	2005

Diluted EPS
Income (loss) available to common shareholders	$46,859	$(208,483)	$(288,876)
Amount allocable to common shareholders(1)	100%	100%	100%

Income (loss) allocable to common shareholders	46,859	(208,483)	(288,876)
Weighted average common shares outstanding	70,932	66,448	31,731
Dilutive effect of stock awards and warrants(2)	1,031	—	—
Dilutive effect of Preferred Stock assuming conversion(2)	—	—	—

Weighted average diluted shares outstanding	71,963	66,448	31,731

Diluted earnings (loss) per share	$0.65	$(3.14)	$(9.10)

(1)	In computing EPS using the two-class method, we have not allocated the net loss reported for the years ended December 31, 2006 and 2005, respectively, between common and preferred shareholders since preferred shareholders had no contractual obligation to share in the net loss.

(2)	Due to the loss allocable to common shareholders reported for the years ended December 31, 2006 and 2005, respectively, the effect of all stock-based awards, warrants and the assumed conversion of the Preferred Stock were anti-dilutive and therefore are not included in the calculation of diluted EPS. For the years ended December 31, 2007, 2006 and 2005, 2,593 shares, 2,263 shares and 60 shares, respectively, of stock-based awards had exercise prices that exceeded the average market price of the Company’s common stock for the respective periods. For the years ended December 31, 2006 and 2005, the assumed conversion of the Preferred Stock into 391 shares and 5,132 shares, respectively, of common stock was anti-dilutive and therefore not included in the calculation of diluted EPS.

Stock-Based Awards

We maintain a shareholder approved stock incentive plan, the 2005 Stock Award and Incentive Plan (“2005 Plan”), whereby certain employees and non-employee directors are eligible to receive stock options,

R.H. DONNELLEY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

On January 1, 2006, the Company adopted the provisions of SFAS No. 123 (R), Share-Based Payment (“SFAS No. 123 (R)”), using the Modified Prospective Method. Under this method, we are required to record compensation expense in the consolidated statement of operations for all employee stock-based awards granted, modified or settled after the date of adoption and for the unvested portion of previously granted stock awards that remain outstanding as of the beginning of the period of adoption based on their grant date fair values. The Company estimates forfeitures over the requisite service period when recognizing compensation expense. Estimated forfeitures are adjusted to the extent actual forfeitures differ, or are expected to materially differ, from such estimates. For the years ended December 31, 2007 and 2006, the Company utilized a forfeiture rate of 5% in determining compensation expense.

Prior to adopting SFAS No. 123 (R), the Company accounted for stock-based awards granted to employees and non-employee directors in accordance with the intrinsic value-based method prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”) and related interpretations. Compensation expense related to the issuance of stock options to employees or non-employee directors was only recognized if the exercise price of the stock option was less than the market value of the underlying common stock on the date of grant. Compensation expense related to SARs was determined at the end of each period in the amount by which the quoted market value of the underlying shares covered by the grant exceeded the grant price and was recognized over the vesting term. In accordance with the Modified Prospective Method, financial statement amounts for the year ended December 31, 2005 have not been restated to reflect the fair value method of expensing stock-based compensation.

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

R.H. DONNELLEY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Upon adoption of SFAS No. 123 (R), pro forma disclosure permitted by SFAS No. 123, Accounting for Stock Based Compensation (“SFAS No. 123”) is no longer a permitted alternative. As the Company adopted SFAS No. 123 (R), as of January 1, 2006, using the Modified Prospective Method, the Company has provided the following pro forma disclosure of the effect on net income and loss per share for the year ended December 31, 2005, as if the Company had accounted for its employee stock awards granted under the fair value method of SFAS No. 123.

For the Year Ended
December 31, 2005

Net income, as reported	$67,533
Add: Stock-based compensation expense included in reported net income, net of related tax effects	3,162
Less: Stock-based compensation expense that would have been included in the determination of net income if the fair value method had been applied to all awards, net of related tax effects	(7,791)

Pro forma net income	62,904
Loss on repurchase of preferred stock	(133,681)
Accretion of preferred stock to redemption value	(211,020)
Preferred dividend	(11,708)

Pro forma loss available to common shareholders	$(293,505)

Basic loss per share
As reported	$(9.10)
Pro forma	$(9.25)
Diluted loss per share
As reported	$(9.10)
Pro forma	$(9.25)

The weighted average fair value of stock-based awards granted during 2005 was $19.76 per share. The pro forma information noted above was determined based on the fair value of stock-based awards calculated using the Black-Scholes option-pricing model with the following assumptions:

For the Year Ended
December 31, 2005

Dividend yield	0%
Expected volatility	29%
Risk-free interest rate	3.9%
Expected holding period	5 years

R.H. DONNELLEY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In accordance with APB No. 25, the following table presents changes in awards outstanding under all of our stock incentive plans for the year ended December 31, 2005:

		Weighted Average
		Exercise/Grant
	Shares	Price Per Share

Awards outstanding, December 31, 2004	4,034,885	$29.57
Granted	384,093	59.54
Exercised	(334,718)	22.06
Canceled or expired	(82,016)	46.99

Awards outstanding, December 31, 2005	4,002,244	$32.69

Available for future grants at December 31, 2005	5,301,277

In accordance with APB No. 25, the following table summarizes information about stock awards outstanding and exercisable at December 31, 2005:

	Stock Awards Outstanding			Stock Awards Exercisable
		Weighted Average			Weighted Average
Range of		Remaining	Weighted Average		Exercise/
Exercise/Grant		Contractual Life	Exercise/Grant		Grant Price Per
Prices	Shares	(In Years)	Price Per Share	Shares	Share

$11.10 - $14.75	34,109	1.76	$14.02	34,109	$14.02
$15.22 - $19.41	401,804	3.09	15.74	401,804	15.74
$24.75 - $29.59	1,795,290	4.47	25.97	1,398,971	25.96
$30.11 - $39.21	236,075	4.14	30.80	79,719	31.01
$41.10 - $43.85	1,142,486	5.40	41.32	210,772	41.12
$46.06 - $53.74	36,600	5.28	47.90	7,066	47.24
$56.72 - $64.95	355,880	6.20	59.54	225	59.00

	4,002,244	4.72	$32.69	2,132,666	$25.60

Please refer to Note 8, “Stock Incentive Plans,” for additional information regarding our stock incentive plans and the adoption of SFAS No. 123 (R).

Treasury Stock.  In November 2007, the Company’s Board of Directors authorized a $100.0 million Repurchase Plan. This authorization permits the Company to purchase its shares of common stock in the open market pursuant to Rule 10b-18 of the Securities Exchange Act of 1934 or through block trades or otherwise over the following twelve months, based on market conditions and other factors, which purchases may be made or suspended at any time. Purchases of common stock are accounted for using the cost method whereby the total cost of the shares reacquired is charged to treasury stock, a contra equity account. When treasury stock is reissued, the cost of the shares reissued (determined based on the first-in, first-out cost flow assumption) is charged against treasury stock and the excess of the reissuance price over cost is credited to additional paid-in capital. In accordance with the Repurchase Plan, the Company repurchased a total of 2.5 million shares at a cost of $95.7 million during December 2007.

Fair Value of Financial Instruments.  SFAS No. 107, Disclosures About Fair Value of Financial Instruments (“SFAS No. 107”), requires disclosure of the fair value of financial instruments for which it is practicable to estimate that value. At December 31, 2007 and 2006, the fair value of cash and cash equivalents, accounts receivable, and accounts payable and accrued liabilities approximated their carrying value based on the short-term nature of these instruments. The Company has utilized quoted market prices, where available, to compute the fair value of our long-term debt as disclosed in Note 5, “Long-Term Debt, Credit Facilities and

R.H. DONNELLEY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Notes.” These estimates of fair value may be affected by assumptions made and, accordingly, are not necessarily indicative of the amounts the Company could realize in a current market exchange.

Estimates.  The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and certain expenses and the disclosure of contingent assets and liabilities. Actual results could differ materially from those estimates and assumptions. Estimates and assumptions are used in the determination of recoverability of long-lived assets, sales allowances, allowances for doubtful accounts, depreciation and amortization, employee benefit plans expense, restructuring reserves, and certain assumptions pertaining to our stock-based awards, among others.

New Accounting Pronouncements.  In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (“SFAS No. 141(R)”). SFAS No. 141(R) replaces SFAS No. 141, Business Combinations (“SFAS No. 141”), and establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree, recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141 (R) is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 and earlier adoption is prohibited.

In December 2007, the Securites and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 110, “Use of a Simplified Method in Developing Expected Term of Share Options” (“SAB No. 110”). SAB No. 110 amends and replaces Staff Accounting Bulletin No. 107 (“SAB No. 107”), which expressed the views of the staff regarding the use of the “simplified” method in developing an estimate of the expected life of “plain vanilla” share options and allowed usage of the “simplified” method for share option grants prior to December 31, 2007. SAB No. 110 will continue to permit, under certain circumstances, the use of the simplified method beyond December 31, 2007. SAB No. 110 is effective January 1, 2008 and the Company does not expect the adoption of SAB No. 110 to have a material impact on its consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115 (“SFAS No. 159”). SFAS No. 159 permits companies to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective of SFAS No. 159 is to provide opportunities to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply hedge accounting provisions. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We adopted SFAS No. 159 effective January 1, 2008. The adoption of SFAS No. 159 did not have a material impact on our consolidated financial position and results of operations.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We adopted SFAS No. 157 effective January 1, 2008. The adoption of SFAS No. 157 did not have a material impact on our consolidated financial position and results of operations.

We have reviewed other new accounting standards not identified above and do not believe any other new standards will have a material impact on our financial position or operating results.

R.H. DONNELLEY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	Acquisitions

Business.com Acquisition

On August 23, 2007, we completed the Business.com Acquisition for a disclosed amount of $345.0 million. The purchase price determined in accordance with GAAP was $334.4 million and excludes certain items such as the value of unvested equity awards, which will be recorded as compensation expense over their vesting period. The purpose of the Business.com Acquisition was to expand our existing interactive portfolio by adding leading Internet advertising talent and technology, to strengthen RHD’s position in the expanding local commercial search market and to develop an online performance based advertising network. Business.com also provides the established business-to-business online properties of Business.com, Work.com and the Business.com Advertising Network. We expect to adopt the Business.com technology platform to serve our existing advertiser base at our DexKnows.com Internet Yellow Pages site. Business.com now operates as a direct, wholly-owned subsidiary of RHD. The results of Business.com have been included in our consolidated results commencing August 23, 2007. Proceeds from the RHD Credit Facility were used to fund the Business.com Acquisition. In conjunction with the Business.com Acquisition and under the terms of a related Stock Purchase Agreement, dated as of July 27, 2007, on August 23, 2007, Jacob Winebaum purchased from RHD 148,372 shares of RHD common stock for approximately $9.0 million. Mr. Winebaum was the founder and Chief Executive Officer of Business.com.

Local Launch Acquisition

On September 6, 2006, we acquired (the “Local Launch Acquisition”) Local Launch, a local search products, platform and fulfillment provider. Local Launch specializes in search through publishing, distribution, directory and organic marketing solutions. The purpose of the Local Launch Acquisition was to support the expansion of our current local Internet Marketing offerings and provide new, innovative solutions to enhance our local Internet Marketing capabilities. The results of the Local Launch business are included in our consolidated results commencing September 6, 2006. During the years ended December 31, 2007 and 2006, the Local Launch business operated as a direct wholly-owned subsidiary of RHD. Effective January 1, 2008, Local Launch was merged with and into Business.com. The products and services provided by Local Launch will continue to be offered to our advertisers through Business.com and the Local Launch brand and logo will continue to be utilized for our Internet Marketing offerings.

Dex Media Merger

On January 31, 2006, we acquired Dex Media for an equity purchase price of $4.1 billion (the “Dex Media Merger”). Pursuant to the Agreement and Plan of Merger, dated October 3, 2005 (“Merger Agreement”), each issued and outstanding share of Dex Media common stock was converted into $12.30 in cash and 0.24154 of a share of RHD common stock, resulting in an aggregate cash value of $1.9 billion and aggregate stock value of $2.2 billion, based on 36,547,381 newly issued shares of RHD common stock. Additionally, we assumed Dex Media’s outstanding indebtedness on January 31, 2006 with a fair value of $5.5 billion. The total allocable purchase price also included transaction costs of $26.7 million that were directly related to the Dex Media Merger, severance and related costs for certain Dex Media employees of $17.7 million and Dex Media vested equity awards outstanding as of January 31, 2006 with an estimated fair value of $77.4 million, for a total aggregate purchase price of $9.8 billion.

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

R.H. DONNELLEY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Dex Media is the indirect parent of Dex Media East LLC (“Dex Media East”) and Dex Media West LLC (“Dex Media West”). Dex Media East operates our directory business in the following states: Colorado, Iowa, Minnesota, Nebraska, New Mexico, North Dakota and South Dakota (collectively, the “Dex East States”). Dex Media West operates our directory business in the following states: Arizona, Idaho, Montana, Oregon, Utah, Washington and Wyoming (collectively, the “Dex West States” and together with the Dex East States, collectively, the “Qwest States”). The acquired business of Dex Media and its subsidiaries (“Dex Media Business”) now operates through Dex Media, Inc., one of RHD’s direct, wholly-owned subsidiaries. The results of the Dex Media Business have been included in the Company’s operating results commencing February 1, 2006. To finance the Dex Media Merger, we issued $660 million 6.875% Senior Discount Notes due January 15, 2013 for gross proceeds of $600.5 million and $1.21 billion 8.875% Senior Notes due January 15, 2016 to pay the cash portion of the purchase price to the Dex Media stockholders.

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

The purposes of our acquisitions included the following:

•	Building RHD into a leading publisher of yellow pages directories and provider of online commercial search services;

•	Adding leading Internet advertising talent and technology, to strengthen RHD’s position in the expanding local commercial search market and to develop an online performance based advertising network;

•	Enhancing our local Internet Marketing capabilities and offerings.

R.H. DONNELLEY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

These acquisitions were accounted for as purchase business combinations in accordance with SFAS No. 141. Each purchase price was allocated to the related tangible and identifiable intangible assets acquired and liabilities assumed based on their respective estimated fair values on the acquisition dates with the remaining consideration recorded as goodwill. Certain long-term intangible assets were identified and recorded at their estimated fair values. Identifiable intangible assets acquired primarily include directory services agreements between the Company and each of Qwest, AT&T and Embarq, respectively, a non-competition agreement between the Company and Sprint, established customer relationships, third party contracts, trademarks and trade names, an advertising commitment and technology and network platforms, all resulting from the Dex Media Merger, AT&T Directory Acquisition, Embarq Acquisition, Business.com Acquisition or Local Launch Acquisition. In accordance with SFAS No. 142, the fair values of the identifiable intangible assets are being amortized over their estimated useful lives in a manner that best reflects the economic benefits derived from such assets. Goodwill is not amortized but is subject to impairment testing on an annual basis. See Note 2, “Summary of Significant Accounting Policies — Identifiable Intangible Assets and Goodwill,” for a further description of our intangible assets and goodwill.

Under purchase accounting rules, we did not assume or record the deferred revenue balance associated with directories published by Dex Media of $114.0 million at January 31, 2006 or the AT&T Directory Business of $204.1 million at September 1, 2004. These amounts represented revenue that would have been recognized subsequent to each acquisition under the deferral and amortization method in the absence of purchase accounting. Accordingly, we did not and will not record revenue associated with directories that were published prior to each acquisition, as well as directories that were published in the month each acquisition was completed. Although the deferred revenue balances associated with directories that were published prior to each acquisition were eliminated, we retained all the rights associated with the collection of amounts due under and contractual obligations under the advertising contracts executed prior to the acquisitions. As a result, the billed and unbilled accounts receivable balances acquired in each acquisition became assets of the Company. Also under purchase accounting rules, we did not assume or record the deferred directory costs related to those directories that were published prior to each acquisition as well as directories that published in the month each acquisition was completed, totaling $205.1 million for Qwest-branded directories and $175.8 million for AT&T-branded directories. These costs represented cost of revenue that would have been recognized subsequent to the acquisitions under the deferral and amortization method in the absence of purchase accounting.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed in the Dex Media Merger on January 31, 2006:

Current assets	$792,645
Non-current assets	80,320
Intangible assets	8,915,000
Goodwill	2,544,980

Total assets acquired	12,332,945
Current liabilities	(304,542)
Non-current liabilities	(7,786,229)

Total liabilities assumed	(8,090,771)

Net assets acquired	$4,242,174

The following unaudited condensed pro forma information has been prepared in accordance with SFAS No. 141 for the years ended December 31, 2006 and 2005, respectively, and assumes the Dex Media Merger (and related GS Repurchase) and related financing occurred on January 1, 2005. The following unaudited condensed pro forma information does not purport to represent what the Company’s results of

R.H. DONNELLEY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

operations would actually have been if the Dex Media Merger (and related GS Repurchase) had in fact occurred on January 1, 2005 and is not necessarily representative of results of operations for any future period. The unaudited condensed pro forma financial information for the year ended December 31, 2006 does not eliminate the adverse impact of purchase accounting relating to the Dex Media Merger. The unaudited condensed pro forma financial information for the year ended December 31, 2005 reflects the combination of GAAP results for both RHD and Dex Media.

	For the Years Ended
	December 31,
	2006	2005

Net revenue	$2,039,192	$2,615,047
Operating income	470,353	1,029,102
Net (loss) income	(275,943)	99,816
(Loss) income available to common shareholders	(275,943)	99,816
Diluted (loss) earnings per share	$(3.97)	$1.46

4.	Restructuring Charges

The table below shows the activity in our restructuring reserves during 2007, 2006 and 2005.

	2003	2005	2006	2007
	Restructuring	Restructuring	Restructuring	Restructuring
	Actions	Actions	Actions	Actions	Total

Balance at December 31, 2004	$3,461	$—	$—	$—	$3,461
Additions to reserve charged to goodwill	—	8,828	—	—	8,828
Payments	(1,884)	(2,356)	—	—	(4,240)

Balance at December 31, 2005	1,577	6,472	—	—	8,049
Additions to reserve charged to goodwill	—	—	18,914	—	18,914
Payments	(606)	(1,074)	(11,299)	—	(12,979)
Reserve reversal credited to goodwill	—	(3,455)	—	—	(3,455)

Balance at December 31, 2006	971	1,943	7,615	—	10,529
Additions to reserve charged to goodwill	—	—	96	—	96
Additions to reserve charged to earnings	—	—	—	5,542	5,542
Payments	(208)	(135)	(3,825)	—	(4,168)
Reserve reversal credited to goodwill	—	(1,808)	(559)	—	(2,367)

Balance at December 31, 2007	$763	$—	$3,327	$5,542	$9,632

During the year ended December 31, 2007, we recognized a restructuring charge to earnings of $5.5 million associated with planned headcount reductions and consolidation of responsibilities to be effectuated during 2008.

R.H. DONNELLEY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As a result of the Dex Media Merger and integration of the Dex Media Business, approximately 120 employees were affected by a restructuring plan, of which 110 were terminated and 10 were relocated to our corporate headquarters in Cary, North Carolina. Additionally, we have vacated certain of our leased Dex Media facilities in Colorado, Minnesota, Nebraska and Oregon. The costs associated with these actions are shown in the table above under the caption “2006 Restructuring Actions.” We estimated the costs associated with terminated employees, including Dex Media executive officers, and abandonment of certain of our leased facilities, net of estimated sublease income, to be approximately $18.9 million and such costs were charged to goodwill during 2006. During January 2007, we finalized our estimate of costs associated with terminated employees and recognized a charge to goodwill of $0.1 million. Payments made with respect to severance and relocation during 2007 and 2006 totaled $1.6 million and $10.8 million, respectively. During 2007, we finalized our assessment of the relocation reserve established as a result of the Dex Media Merger and as a result, we reversed the remaining amount in the reserve of $0.6 million, with a corresponding offset to goodwill. Payments of $2.2 million and $0.5 million were made during 2007 and 2006, respectively, with respect to the vacated leased Dex Media facilities. The remaining lease payments for these facilities will be made through 2016.

During the first quarter of 2005, we completed a restructuring relating to the integration of the AT&T Directory Business. There were 63 employees affected by the restructuring, 57 were terminated during the first quarter of 2005, and 6 were relocated to our corporate headquarters in Cary, North Carolina. Additionally, we vacated certain of our leased facilities in Chicago, Illinois. The costs associated with these actions are shown in the table above under the caption “2005 Restructuring Actions.” We estimated the costs associated with the terminated employees and the abandonment of certain of our leased facilities to be approximately $8.8 million and such costs were charged to goodwill during the first quarter of 2005. There were no payments made with respect to severance and relocation during 2007. Payments made with respect to severance and relocation during 2006 and 2005 were $0.1 million and $1.4 million, respectively. Payments of $0.1 million, $1.0 million and $1.0 million, net of sublease income, were charged against the reserve during 2007, 2006 and 2005, respectively, with respect to the leased facilities in Chicago, Illinois. During 2006, we formalized a plan to re-occupy in early 2007 a portion of the leased facilities in Chicago, Illinois, which we vacated in conjunction with the AT&T Directory Acquisition. As a result, we reduced our reserve related to these leased facilities during the year ended December 31, 2006 by $3.5 million, with a corresponding offset to goodwill. During 2007, we re-occupied the remaining portion of our leased facilities in Chicago, Illinois. As a result, we reversed the remaining amount of our reserve related to these leased facilities during the year ended December 31, 2007 by $1.8 million, with a corresponding offset to goodwill.

Following the Embarq Acquisition on January 3, 2003, we consolidated publishing and technology operations, sales offices and administrative personnel and relocated the headquarters functions from Overland Park, Kansas and Purchase, New York to Cary, North Carolina. Approximately 140 people were affected by the relocation of the headquarters functions in Overland Park, Kansas and Purchase, New York, of which 75 were included in the restructuring reserve. The remaining 65 people relocated with the Company. The costs associated with these actions are shown in the table above under the caption “2003 Restructuring Actions.” Payments of $0.2 million, $0.2 million and $0.4 million, net of sublease income, were charged against the reserve with respect to the former pre-press publishing facility during 2007, 2006 and 2005, respectively. Remaining payments will be made through 2012. Payments of $0.6 million were made during 2005 related to severance and related costs. Payments of $0.4 million and $0.8 million, net of sublease income, were charged against the reserve with respect to the former headquarters office lease during 2006 and 2005, respectively. The former headquarters office lease expired during 2006.

R.H. DONNELLEY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	Long-Term Debt, Credit Facilities and Notes

Long-term debt of the Company at December 31, 2007 and 2006, including fair value adjustments required by GAAP as a result of the Dex Media Merger, consisted of the following:

	December 31,	December 31,
	2007	2006

RHD
6.875% Senior Notes due 2013	$300,000	$300,000
6.875% Series A-1 Senior Discount Notes due 2013	339,222	335,401
6.875% Series A-2 Senior Discount Notes due 2013	613,649	606,472
8.875% Series A-3 Senior Notes due 2016	1,210,000	1,210,000
8.875% Series A-4 Senior Notes due 2017	1,500,000	—
RHDI
Credit Facility	1,571,536	1,946,535
8.875% Senior Notes due 2010	—	7,934
10.875% Senior Subordinated Notes due 2012	—	600,000
Dex Media, Inc.
8% Senior Notes due 2013	512,097	513,663
9% Senior Discount Notes due 2013	719,112	663,153
Dex Media East
Credit Facility	1,106,050	656,571
9.875% Senior Notes due 2009	—	476,677
12.125% Senior Subordinated Notes due 2012	—	390,314
Dex Media West
Credit Facility	1,071,491	1,450,917
8.5% Senior Notes due 2010	398,736	403,260
5.875% Senior Notes due 2011	8,774	8,786
9.875% Senior Subordinated Notes due 2013	824,982	833,469

Total RHD Consolidated	10,175,649	10,403,152
Less current portion	177,175	382,631

Long-term debt	$9,998,474	$10,020,521

Credit Facilities

At December 31, 2007, total outstanding debt under our credit facilities was $3,749.1 million, comprised of $1,571.5 million under the RHDI credit facility, $1,106.1 million under the new Dex Media East credit facility and $1,071.5 million under the Dex Media West credit facility.

RHD

To finance the Business.com Acquisition and related fees and expenses, on August 23, 2007, RHD entered into a $328.0 million credit facility, with a scheduled maturity date of December 31, 2011. On October 2, 2007, the RHD Credit Facility was paid in full from the proceeds of our Series A-4 Notes. The repayment of the RHD Credit Facility was accounted for as an extinguishment of debt resulting in a loss charged to interest expense during the year ended December 31, 2007 of $0.8 million related to the write-off of unamortized deferred financing costs.

R.H. DONNELLEY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

RHDI

As of December 31, 2007, outstanding balances under RHDI’s senior secured credit facility, as amended and restated (“RHDI Credit Facility”), totaled $1,571.5 million, comprised of $314.0 million under Term Loan D-1, $1,257.5 million under Term Loan D-2 and no amount was outstanding under the $175.0 million Revolving Credit Facility (the “RHDI Revolver”) (with an additional $0.3 million utilized under a standby letter of credit). Prior to the refinancing transactions on October 17, 2007 (discussed below), RHDI’s Credit Facility also consisted of a Term Loan A-4, which has been paid in full. All Term Loans require quarterly principal and interest payments. The RHDI Credit Facility provides for a new Term Loan C for potential borrowings up to $400.0 million, such proceeds, if borrowed, to be used to fund acquisitions, refinance certain indebtedness or to make certain restricted payments. On October 17, 2007, $91.8 million, $16.2 million and $83.0 million of Term Loans A-4, D-1, and D-2, respectively, were repaid from the proceeds of the Series A-4 Notes issued on October 17, 2007. The repayment of these term loans was accounted for as an extinguishment of debt resulting in a loss charged to interest expense during the year ended December 31, 2007 of $4.2 million related to the write-off of unamortized deferred financing costs. The RHDI Revolver matures in December 2009 and Term Loans D-1 and D-2 require accelerated amortization beginning in 2010 through final maturity in June 2011. The weighted average interest rate of outstanding debt under the RHDI Credit Facility was 6.50% and 6.86% at December 31, 2007 and 2006, respectively.

As of December 31, 2007, RHDI’s Credit Facility bears interest, at our option, at either:

•	The higher of (i) a base rate as determined by the Administrative Agent, Deutsche Bank Trust Company Americas and (ii) the Federal Funds Effective Rate (as defined) plus 0.50%, and in each case, plus a 0.25% margin on the RHDI Revolver and a 0.50% margin on Term Loan D-1 and Term Loan D-2; or

•	The LIBOR rate plus a 1.25% margin on the RHDI Revolver and a 1.50% margin on Term Loan D-1 and Term Loan D-2. We may elect interest periods of 1, 2, 3 or 6 months (or 9 or 12 months if, at the time of the borrowing, all lenders agree to make such term available), for LIBOR borrowings.

Dex Media East

On October 24, 2007, we replaced the former Dex Media East credit facility with a new Dex Media East credit facility. The new Dex Media East credit facility consists of a $700.0 million aggregate principal amount Term Loan A facility, a $400.0 million aggregate principal amount Term Loan B facility, a $100.0 million aggregate principal amount revolving loan facility (“new Dex Media East Revolver”) and a $200.0 million aggregate principal amount uncommitted incremental facility, in which Dex Media East would have the right, subject to obtaining commitments for such incremental loans, on one or more occasions to increase the Term Loan A, Term Loan B or the revolving loan facility by such amount. The new Dex Media East credit facility is secured by pledges of similar assets and has similar covenants and events of default as the former Dex Media East credit facility.

As of December 31, 2007, the principal amounts owing under the Term Loan A and Term Loan B totaled $1,100.0 million, comprised of $700.0 million and $400.0 million, respectively, and $6.1 million was outstanding under the new Dex Media East Revolver (with an additional $3.0 million utilized under three standby letters of credit). The new Dex Media East Revolver and Term Loan A will mature in October 2013, and the Term Loan B will mature in October 2014. The weighted average interest rate of outstanding debt under the new Dex Media East credit facility was 6.87% at December 31, 2007. The weighted average interest rate of outstanding debt under the former Dex Media East credit facility was 6.85% at December 31, 2006.

The former Dex Media East credit facility, as amended and restated in connection with the Dex Media Merger, consisted of revolving loan commitments (“former Dex Media East Revolver”) and a Term Loan A and Term Loan B. On October 17, 2007, $86.4 million and $213.6 million of the Term Loan A and Term

R.H. DONNELLEY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Loan B under the former Dex Media East credit facility, respectively, were repaid from the proceeds of the Series A-4 Notes issued on October 17, 2007.

Proceeds from the new Dex Media East credit facility were used on October 24, 2007 to repay the remaining $56.5 million and $139.7 million of Term Loan A and Term Loan B under the former Dex Media East credit facility, respectively, and $32.5 million under the former Dex Media East Revolver. The repayment of the term loans and revolving loan commitments outstanding under the former Dex Media East credit facility was accounted for as an extinguishment of debt resulting in a loss charged to interest expense during the year ended December 31, 2007 of $0.2 million related to the write-off of unamortized deferred financing costs.

Proceeds from the new Dex Media East credit facility were also used on November 26, 2007 to fund the redemption of $449.7 million of Dex Media East’s outstanding 9.875% senior notes due 2009 and $341.3 million of Dex Media East’s outstanding 12.125% senior subordinated notes due 2012. See below for further details.

As of December 31, 2007, the new Dex Media East credit facility bears interest, at our option, at either:

•	The higher of (i) the base rate determined by the Administrative Agent, JP Morgan Chase Bank, N.A. and (ii) the Federal Funds Effective Rate (as defined) plus 0.50%, and in each case, plus a 0.75% (or 0.50% if leverage ratio is less than 2 to 1) margin on the new Dex Media East Revolver and Term Loan A and a 1.00% margin on Term Loan B; or

•	The LIBOR rate plus a 1.75% (or 1.50% if leverage ratio is less than 2 to 1) margin on the new Dex Media East Revolver and Term Loan A and a 2.00% margin on Term Loan B. We may elect interest periods of 1, 2, 3, or 6 months (or 9 or 12 months if, at the time of the borrowing, all lenders agree to make such term available), for LIBOR borrowings.

Dex Media West

As of December 31, 2007, the Dex Media West credit facility, as amended and restated in connection with the Dex Media Merger, consists of revolving loan commitments (“Dex Media West Revolver”) and a Term Loan A, Term Loan B-1 and Term Loan B-2. The Dex Media West Revolver consists of a total principal amount of $100.0 million, which is available for general corporate purposes, subject to certain conditions. As of December 31, 2007, the principal amounts owed under the Term Loan A, Term Loan B-1, and Term Loan B-2 totaled $1,053.5 million, comprised of $152.9 million, $310.7 million, and $589.9 million, respectively, and $18.0 million was outstanding under the Dex Media West Revolver. The Term Loan B-1 in the amount of $444.2 million was utilized to redeem Dex Media West’s senior notes that were put to Dex Media West in connection with the change of control offer associated with the Dex Media Merger and to fund a portion of the cash consideration paid to Dex Media, Inc.’s stockholders in connection with the Dex Media Merger. The remaining $58.8 million is no longer available. The Term Loan A and Dex Media West Revolver will mature in September 2009 and the Term Loan B-1 and Term Loan B-2 will mature in March 2010. The weighted average interest rate of outstanding debt under the Dex Media West credit facility was 6.51% and 6.83% at December 31, 2007 and 2006, respectively.

As of December 31, 2007, the Dex Media West credit facility bears interest, at our option, at either:

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

R.H. DONNELLEY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(or 9 or 12 months if, at the time of the borrowing, all lenders agree to make such term available), for LIBOR borrowings.

Notes

At December 31, 2007, RHD had total outstanding notes of $6,426.6 million, comprised of $3,962.9 million outstanding RHD notes, $1,231.2 million outstanding Dex Media, Inc. notes and $1,232.5 million outstanding Dex Media West notes.

RHD

At December 31, 2007, RHD had total outstanding notes of $3,962.9 million, comprised of $300.0 million 6.875% Senior Notes, $339.2 million 6.875% Series A-1 Senior Discount Notes, $613.7 million 6.875% Series A-2 Senior Discount Notes, $1,210.0 million 8.875% Series A-3 Senior Notes and $1,500.0 million 8.875% Series A-4 Senior Notes.

On October 2, 2007, we issued $1.0 billion of Series A-4 Notes. Proceeds from the Series A-4 Notes were (a) used to repay the $328 million RHD Credit Facility used to fund the Business.com Acquisition, (b) contributed to RHDI in order to provide funding for the tender offer and consent solicitation of RHDI’s $600 million Senior Subordinated Notes and (c) used to pay related fees and expenses and for other general corporate purposes. On October 17, 2007, we issued an additional $500 million of Series A-4 Notes. Proceeds from this issuance were (a) transferred to Dex Media East in order to repay $86.4 million and $213.6 million of the Term Loan A and Term Loan B under the former Dex Media East credit facility, respectively, (b) contributed to RHDI in order to repay $91.8 million, $16.2 million and $83.0 million of Term Loans A-4, D-1, and D-2 under the RHDI Credit Facility, respectively, and (c) used to pay related fees and expenses.

Interest on the Series A-4 Notes is payable semi-annually on April 15th and October 15th of each year, commencing on April 15, 2008. The Series A-4 Notes are senior unsecured obligations of RHD, senior in right of payment to all of RHD’s existing and future senior subordinated debt and future subordinated obligations and rank equally with any of RHD’s existing and future senior unsecured debt. The Series A-4 Notes are effectively subordinated to RHD’s secured debt, including RHD’s guarantee of borrowings under the RHDI Credit Facility and are structurally subordinated to any existing or future liabilities (including trade payables) of our direct and indirect subsidiaries. At December 31, 2007, the Series A-4 Notes had a fair market value of $1.37 billion.

The 8.875% Series A-4 Notes with a face value of $1.5 billion are redeemable at our option beginning in 2012 at the following prices (as a percentage of face value):

Redemption Year	Price

2012	104.438%
2013	102.958%
2014	101.479%
2015 and thereafter	100.000%

The Series A-4 Notes were issued to certain institutional investors in an offering exempt from registration requirements under the Securities Act of 1933. Under the terms of a registration rights agreement, the Company has agreed to file a registration statement for the Series A-4 Notes within 210 days subsequent to the initial closing.

We issued $300 million of 6.875% Senior Notes due January 15, 2013 (“Holdco Notes”), the proceeds of which were used to redeem 100,303 shares of the then outstanding Preferred Stock from the GS Funds, pay transaction costs and repay debt associated with RHDI’s Credit Facility. Interest is payable on the Holdco

R.H. DONNELLEY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Notes semi-annually in arrears on January 15th and July 15th of each year, commencing July 15, 2005. At December 31, 2007, the 6.875% Holdco Notes had a fair market value of $265.5 million.

The 6.875% Holdco Notes with a face value of $300 million are redeemable at our option beginning in 2009 at the following prices (as a percentage of face value):

Redemption Year	Price

2009	103.438%
2010	101.719%
2011 and thereafter	100.000%

In order to fund the cash portion of the Dex Media Merger purchase price, we issued $660 million aggregate principal amount at maturity ($600.5 million gross proceeds) of 6.875% Series A-2 Senior Discount Notes due January 15, 2013 and $1.21 billion principal amount of 8.875% Series A-3 Senior Notes due January 15, 2016. Interest is payable semi-annually on January 15th and July 15th of each year for the Series A-2 Senior Discount Notes and the Series A-3 Senior Notes, commencing July 15, 2006. We also issued $365 million aggregate principal amount at maturity ($332.1 million gross proceeds) of 6.875% Series A-1 Senior Discount Notes due January 15, 2013 to fund the GS Repurchase. Interest is payable semi-annually on January 15th and July 15th of each year, commencing July 15, 2006. All of these notes are unsecured obligations of RHD, senior in right of payment to all future senior subordinated and subordinated indebtedness of RHD and structurally subordinated to all indebtedness of our subsidiaries. At December 31, 2007, the 6.875% Series A-1 and Series A-2 Senior Discount Notes and 8.875% Series A-3 Senior Notes had a fair market value of $300.2 million, $543.1 million and $1.12 billion, respectively.

The 6.875% Series A-1 Senior Discount Notes with a face value of $365 million and Series A-2 Senior Discount Notes with a face value of $660 million are redeemable at our option beginning in 2009 at the following prices (as a percentage of face value):

Redemption Year	Price

2009	103.438%
2010	101.719%
2011 and thereafter	100.000%

The 8.875% Series A-3 Senior Notes with a face value of $1.21 billion are redeemable at our option beginning in 2011 at the following prices (as a percentage of face value):

Redemption Year	Price

2011	104.438%
2012	102.958%
2013	101.479%
2014 and thereafter	100.000%

RHDI

In connection with the Embarq Acquisition, RHDI issued $325 million of RHDI Senior Notes and $600 million of RHDI Senior Subordinated Notes. On December 20, 2005, we repurchased through a tender offer and exit consent solicitation $317.1 million of the RHDI Senior Notes. Proceeds from the RHDI Credit Facility’s $350 million Term Loan D-1 were used to fund the partial repurchase of the RHDI Senior Notes, a tender premium of $25.3 million and pay transaction costs of the tender offer. The partial repurchase of the RHDI Senior Notes was accounted for as an extinguishment of debt resulting in a loss of $32.7 million charged to interest expense during the year ended December 31, 2005, consisting of the tender premium and the write-off of unamortized deferred financing costs of $7.4 million. In December 2007, we redeemed the

R.H. DONNELLEY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

remaining $7.9 million of RHDI Senior Notes. Proceeds from the RHDI Revolver were used to fund the redemption, a redemption premium of $0.2 million and pay transaction costs. The redemption of the RHDI Senior Notes was accounted for as an extinguishment of debt resulting in a loss of $0.2 million charged to interest expense during the year ended December 31, 2007, consisting of the redemption premium and the write-off of unamortized deferred financing costs of less than $0.1 million.

In October 2007, under the terms and conditions of a tender offer and consent solicitation to purchase the RHDI Senior Subordinated Notes that RHDI commenced on September 18, 2007, $599.9 million, or 99.9%, of the outstanding RHDI Senior Subordinated Notes were repurchased. Proceeds from the Series A-4 Notes were contributed by RHD to RHDI in order to fund the repurchase of the RHDI Senior Subordinated Notes, a tender premium of $39.7 million and pay transaction costs of the tender offer. In December 2007, the remaining $0.1 million of RHDI Senior Subordinated Notes were redeemed. The tender and redemption of the RHDI Senior Subordinated Notes was accounted for as an extinguishment of debt resulting in a loss of $51.3 million charged to interest expense during the year ended December 31, 2007, consisting of the tender premium and the write-off of unamortized deferred financing costs of $11.6 million.

Dex Media, Inc.

At December 31, 2007, Dex Media, Inc. had total outstanding notes of $1,231.2 million, comprised of $512.1 million 8% Senior Notes and $719.1 million 9% Senior Discount Notes.

Dex Media, Inc. has issued $500 million aggregate principal amount of 8% Senior Notes due 2013. These Senior Notes are unsecured obligations of Dex Media, Inc. and interest is payable on May 15th and November 15th of each year. As of December 31, 2007, $500 million aggregate principal amount was outstanding excluding fair value adjustments. At December 31, 2007, the 8% Senior Notes had a fair market value of $466.3 million.

The 8% Senior Notes with a face value of $500 million are redeemable at our option beginning in 2008 at the following prices (as a percentage of face value):

Redemption Year	Price

2008	104.000%
2009	102.667%
2010	101.333%
2011 and thereafter	100.000%

Dex Media, Inc. has issued $750 million aggregate principal amount of 9% Senior Discount Notes due 2013, under two indentures. Under the first indenture totaling $389 million aggregate principal amount, the 9% Senior Discount Notes were issued at an original issue discount with interest accruing at 9%, per annum, compounded semi-annually. These Senior Discount Notes are unsecured obligations of Dex Media, Inc. and interest accrues in the form of increased accreted value until November 15, 2008 (“Full Accretion Date”), at which time the accreted value will be equal to the full principal amount at maturity. Under the second indenture totaling $361 million aggregate principal amount, interest accrues at 8.37% per annum, compounded semi-annually, which creates a premium at the Full Accretion Date that will be amortized over the remainder of the term. After November 15, 2008, the 9% Senior Discount Notes bear cash interest at 9% per annum, payable semi-annually on May 15th and November 15th of each year. These Senior Discount Notes are unsecured obligations of Dex Media, Inc. and no cash interest will accrue on the discount notes prior to the Full Accretion Date. As of December 31, 2007, $749.9 million aggregate principal amount was outstanding excluding fair value adjustments. At December 31, 2007, the 9% Senior Discount Notes had a fair market value of $673.1 million.

R.H. DONNELLEY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The remaining $749.9 million face value of 9% Senior Discount Notes are redeemable at our option beginning in 2008 at the following prices (as a percentage of face value):

Redemption Year	Price

2008	104.500%
2009	103.000%
2010	101.500%
2011 and thereafter	100.000%

Dex Media East

On November 26, 2007, proceeds from the new Dex Media East credit facility were used to fund the redemption of $449.7 million of Dex Media East’s outstanding 9.875% Senior Notes due 2009, $341.3 million of Dex Media East’s outstanding 12.125% Senior Subordinated Notes due 2012, redemption premiums associated with these Senior Notes and Senior Subordinated Notes of $11.1 million and $20.7 million, respectively, and pay transaction costs. The redemption of these Senior Notes and Senior Subordinated Notes was accounted for as an extinguishment of debt resulting in a loss of $31.8 million charged to interest expense during the year ended December 31, 2007 related to the redemption premiums. In addition, as a result of redeeming these Senior Notes and Senior Subordinated Notes, interest expense was offset by $62.2 million during the year ended December 31, 2007, resulting from accelerated amortization of the remaining fair value adjustment recorded as a result of the Dex Media Merger.

Dex Media West

At December 31, 2007, Dex Media West had total outstanding notes of $1,232.5 million, comprised of $398.7 million 8.5% Senior Notes, $8.8 million 5.875% Senior Notes and $825.0 million Senior Subordinated Notes.

Dex Media West issued $385 million aggregate principal amount of 8.5% Senior Notes due 2010. These Senior Notes are unsecured obligations of Dex Media West and interest is payable on February 15th and August 15th of each year. As of December 31, 2007, $385 million aggregate principal amount was outstanding excluding fair value adjustments. At December 31, 2007, the 8.5% Senior Notes had a fair market value of $389.8 million.

The 8.5% Senior Notes with a face value of $385 million are redeemable at our option beginning in 2007 at the following prices (as a percentage of face value):

Redemption Year	Price

2008	102.125%
2009 and thereafter	100.000%

Dex Media West issued $300 million aggregate principal amount of 5.875% Senior Notes due 2011. These Senior Notes are unsecured obligations of Dex Media West and interest is payable on May 15th and November 15th of each year. As of December 31, 2007, $8.7 million aggregate principal amount was outstanding excluding fair value adjustments. At December 31, 2007, the 5.875% Senior Notes had a fair market value of $8.7 million.

R.H. DONNELLEY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The remaining $8.7 million face value of 5.875% Senior Notes are redeemable at our option beginning in 2008 at the following prices (as a percentage of face value):

Redemption Year	Price

2008	102.938%
2009	101.469%
2010 and thereafter	100.000%

Dex Media West issued $780 million aggregate principal amount of 9.875% Senior Subordinated Notes due 2013. These Senior Subordinated Notes are unsecured obligations of Dex Media West and interest is payable on February 15th and August 15th of each year. As of December 31, 2007, $761.7 million aggregate principal amount was outstanding excluding fair value adjustments. At December 31, 2007, the 9.875% Senior Subordinated Notes had a fair market value of $788.4 million.

The remaining $761.7 million face value of 9.875% Senior Subordinated Notes are redeemable at our option beginning in 2008 at the following prices (as a percentage of face value):

Redemption Year	Price

2008	104.938%
2009	103.292%
2010	101.646%
2011 and thereafter	100.000%

Aggregate maturities of long-term debt (including current portion and excluding fair value adjustments under purchase accounting) at December 31, 2007 were:

2008	$177,175
2009	808,800
2010	1,689,238
2011	695,584
2012	179,000
Thereafter	6,522,036

Total	$10,071,833

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

R.H. DONNELLEY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$0.2 million of the 9.875% Dex Media West Senior Subordinated Notes due 2013 and $0.1 million of the 9% Dex Media, Inc. Senior Discount Notes due 2013 were tendered in the applicable change of control offer and repurchased by us.

As a result of the Dex Media Merger, an adjustment was established to record the acquired debt at fair value on January 31, 2006. This fair value adjustment is amortized as a reduction of interest expense over the remaining term of the respective debt agreements using the effective interest method and does not impact future scheduled interest or principal payments. Amortization of the fair value adjustment included as a reduction of interest expense was $92.1 million (including $62.2 million related to the redemption of Dex Media East’s Senior Notes and Senior Subordinated Notes) and $26.4 million during the years ended December 31, 2007 and 2006, respectively. A total premium of $222.3 million was recorded upon consummation of the Dex Media Merger, of which $103.8 million remains unamortized at December 31, 2007, as shown in the following table. In connection with the redemption of Dex Media East’s Senior Notes and Senior Subordinated Notes, the remaining fair value adjustment related to these debt obligations was fully amortized as of December 31, 2007.

	Initial Fair Value	Unamortized Fair
	Adjustment at	Value Adjustment at
	January 31,	December 31,
	2006	2007

Dex Media, Inc.
8% Senior Notes due 2013	$15,000	$12,097
9% Senior Discount Notes due 2013	17,177	14,596
Dex Media East
Credit Facility	—	—
9.875% Senior Notes due 2009	34,290	—
12.125% Senior Subordinated Notes due 2012	54,600	—
Dex Media West
Credit Facility	—	—
8.5% Senior Notes due 2010	22,138	13,736
5.875% Senior Notes due 2011	76	54
9.875% Senior Subordinated Notes due 2013	79,022	63,333

Total	$222,303	$103,816

R.H. DONNELLEY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	Derivative Financial Instruments

The RHDI Credit Facility, the Dex Media West, and the new Dex Media East credit facilities bear interest at variable rates and, accordingly, our earnings and cash flow are affected by changes in interest rates. The Company has entered into the following interest rate swaps that effectively convert approximately $2.6 billion of the Company’s variable rate debt to fixed rate debt as of December 31, 2007.

Effective Dates	Notional Amount		Pay Rates	Maturity Dates
	(Amounts in millions)

September 7, 2004	200	(3)	3.490% — 3.750%	September 8, 2008 — September 7, 2009
September 15, 2004	200	(3)	3.500% — 3.910%	September 15, 2008 — September 15, 2009
September 17, 2004	100	(2)	3.510% — 3.740%	September 17, 2008 — September 17, 2009
September 23, 2004	100	(2)	3.4335% — 3.438%	September 23, 2008
December 20, 2005	150	(3)	4.74% — 4.752%	June 20, 2008 — December 22, 2008
February 14, 2006	300	(3)	4.925% — 4.9435%	February 14, 2008 — February 14, 2009
February 28, 2006	50	(1)	4.93275%	August 28, 2008
March 10, 2006	150	(2)	5.010%	March 10, 2008
May 25, 2006	300	(3)	5.326%	May 25, 2009 — May 26, 2009
May 26, 2006	200	(2)	5.2725% -5.275%	May 26, 2009
May 31, 2006	100	(2)	5.295% — 5.312%	May 31, 2008 — May 31, 2009
June 12, 2006	150	(2)	5.27% — 5.279%	June 12, 2009
November 26, 2007	600	(4)	4.1852% — 4.604%	November 26, 2010 — November 26, 2012

Total	$2,600

(1)	Consists of one swap.

(2)	Consists of two swaps.

(3)	Consists of three swaps.

(4)	Consists of four swaps.

By using derivative financial instruments to hedge exposures to changes in interest rates, the Company exposes itself to credit risk and market risk. Credit risk is the possible failure of the counterparty to perform under the terms of the derivative contract. When the fair value of a derivative contract is positive, the counterparty owes the Company, which creates credit risk for the Company. When the fair value of a derivative contract is negative, the Company owes the counterparty and, therefore, it is not subject to credit risk. The Company minimizes the credit risk in derivative financial instruments by entering into transactions with major financial institutions with credit ratings of AA- or higher.

Market risk is the adverse effect on the value of a financial instrument that results from a change in interest rates. The market risk associated with interest-rate contracts is managed by establishing and monitoring parameters that limit the types and degree of market risk that may be undertaken.

The Company’s interest rate swap agreements effectively convert $2.6 billion of variable rate debt to fixed rate debt, mitigating the Company’s exposure to increases in interest rates. Under the terms of the interest rate swap agreements, we receive variable interest based on the three-month LIBOR and pay a

R.H. DONNELLEY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

weighted average fixed rate of 4.61%. The interest rate swaps mature at varying dates from February 14, 2008 through November 26, 2012. The weighted average rate received on our interest rate swaps was 5.02% during the year ended December 31, 2007. These periodic payments and receipts are recorded as interest expense.

Interest rate swaps with a notional value of $2.6 billion have been designated as cash flow hedges to hedge three-month LIBOR-based interest payments on $2.6 billion of bank debt. As of December 31, 2007, these respective interest rate swaps provided an effective hedge of the three-month LIBOR-based interest payments on $2.6 billion of bank debt.

During May 2006, the Company entered into $1.0 billion notional value of interest rate swaps, which were not designated as cash flow hedges until July 2006. The Company recorded changes in the fair value of these interest rate swaps as a reduction to interest expense of $4.4 million for the year ended December 31, 2006. In addition, certain interest rate swaps acquired as a result of the Dex Media Merger with a notional amount of $425 million were not designated as cash flow hedges. During the years ended December 31, 2007 and 2006, $125 million and $300 million, respectively, of these interest rate swaps were settled, leaving no undesignated swaps at December 31, 2007. For the year ended December 31, 2007 and 2006, the Company recorded additional interest expense of $3.4 million and $3.7 million, respectively, as a result of the change in fair value of the acquired undesignated interest rate swaps.

During the years ended December 31, 2007, 2006 and 2005, the Company reclassified $15.2 million, $22.6 million and $0.6 million of hedging gains into earnings, respectively. As of December 31, 2007, $2.8 million of deferred losses, net of tax, on derivative instruments recorded in accumulated other comprehensive loss are expected to be reclassified into earnings during the next 12 months. Transactions and events are expected to occur over the next 12 months that will necessitate reclassifying these derivative losses to earnings.

7.	Redeemable Preferred Stock, Warrants and Other

We have 10 million shares of Preferred Stock authorized for issuance. In a series of transactions related to the Embarq Acquisition in November 2002 and January 2003, we issued through a private placement 200,604 shares of 8% convertible cumulative preferred stock (“Preferred Stock”) and warrants to purchase 1.65 million shares of our common stock to investment partnerships affiliated with The Goldman Sachs Group, Inc. (the “GS Funds”) for gross proceeds of $200 million. On January 27, 2006, we completed the GS Repurchase (defined below) and as a result, there are no outstanding shares of our Preferred Stock. The aforementioned warrants remained outstanding following the GS Repurchase until November 2, 2006, at which time we repurchased all of the outstanding warrants from the GS Funds.

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

R.H. DONNELLEY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

On January 27, 2006, in conjunction with the Dex Media Merger, we repurchased the remaining 100,301 shares of Preferred Stock from the GS Funds for $336.1 million in cash, including accrued cash dividends and interest (the “GS Repurchase”), pursuant to the terms of a Stock Purchase and Support Agreement (the “Stock Purchase Agreement”) dated October 3, 2005. In order to fund the GS Repurchase, we issued $365 million aggregate principal amount at maturity ($332.1 million gross proceeds) of 6.875% Series A-1 Senior Discount Notes due January 15, 2013. See Note 5, “Long-Term Debt, Credit Facilities and Notes” for a further discussion of the financing associated with this transaction.

Based on the terms of the Stock Purchase Agreement, the recorded value of the Preferred Stock was accreted to its redemption value of $334.1 million at December 31, 2005 and $336.1 million at January 27, 2006. The accretion to redemption value of $211.0 million and $2.0 million (which represented accrued dividends and interest) for the years ended December 31, 2005 and 2006, respectively, was recorded as an increase to loss available to common shareholders on the consolidated statements of operations. In conjunction with the GS Repurchase, we also reversed the previously recorded BCF related to these shares and recorded a decrease to loss available to common shareholders on the consolidated statement of operations of approximately $31.2 million for the year ended December 31, 2006.

On November 2, 2006, we repurchased all outstanding warrants to purchase 1.65 million shares of our common stock for an aggregate purchase price of approximately $53.1 million. Exercise prices related to the warrants ranged between $26.28 and $28.62 per share. As a result, the value of these warrants were removed from shareholders’ equity on our consolidated balance sheet at December 31, 2006.

R.H. DONNELLEY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On May 30, 2006, RHD redeemed the outstanding preferred stock purchase rights issued pursuant to the Company’s stockholder rights plan at a redemption price of one cent per right for a total redemption payment of $0.7 million. This payment was recorded as a charge to retained earnings for the year ended December 31, 2006.

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

8.	Stock Incentive Plans

For the years ended December 31, 2007 and 2006, the Company recognized $39.0 million and $43.3 million, respectively, of stock-based compensation expense related to stock-based awards granted under our various employee and non-employee stock incentive plans.

Prior to the adoption of SFAS No. 123 (R), the Company presented all tax benefits of deductions resulting from the exercise of stock-based awards as operating cash flows in the consolidated statements of cash flows. SFAS No. 123 (R) requires that these cash flows be classified as financing cash flows. During the years ended December 31, 2007 and 2006, the Company was not able to utilize the tax benefit resulting from stock-based award exercises due to net operating loss carryforwards. As such, neither operating nor financing cash flows were affected by the tax impact of stock-based award exercises for the years ended December 31, 2007 and 2006.

Under SFAS No. 123 (R), the fair value for our stock options and SARs is calculated using the Black-Scholes model at the time these stock-based awards are granted. The amount, net of estimated forfeitures, is then amortized over the vesting period of the stock-based award. The weighted average fair value per share of stock options and SARs granted during the years ended December 31, 2007 and 2006 was $22.47 and $20.08, respectively. The following assumptions were used in valuing these stock-based awards for the years ended December 31, 2007 and 2006, respectively:

	December 31, 2007	December 31, 2006

Dividend yield	0%	0%
Expected volatility	23.5%	28.2%
Risk-free interest rate	4.5%	4.4%
Expected life	5 Years	5 Years

We estimate expected volatility based on the historical volatility of the price of our common stock over the expected life of our stock-based awards. The expected life represents the period of time that stock-based awards granted are expected to be outstanding, which is estimated consistent with the simplified method identified in SAB No. 107. The simplified method calculates the expected life as the average of the vesting and contractual terms of the award. The risk-free interest rate is based on applicable U.S. Treasury yields that approximate the expected life of stock-based awards granted.

The Company grants restricted stock to certain of its employees, including executive officers, and non-employee directors in accordance with the 2005 Plan. Under SFAS No. 123 (R), compensation expense related to these awards is measured at fair value on the date of grant based on the number of shares granted and the quoted market price of the Company’s common stock at such time.

R.H. DONNELLEY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the year ended December 31, 2007, we granted 1.3 million stock options and SARs. The following table presents a summary of the Company’s stock options and SARs activity and related information for the year ended December 31, 2007:

		Weighted Average	Aggregate
		Exercise/Grant	Intrinsic
	Shares	Price Per Share	Value

Awards outstanding, January 1, 2007	5,281,773	$41.98	$29,690
Granted	1,266,795	73.29	—
Business.com stock-based awards converted	196,826	10.01	5,391
Exercises	(718,483)	30.50	(7,991)
Forfeitures	(163,109)	61.93	(369)

Awards outstanding, December 31, 2007	5,863,802	$48.51	$26,721

Available for future grants at December 31, 2007	3,071,419

The total intrinsic value of stock-based awards vested during the years ended December 31, 2007 and 2006 was $1.7 million and $34.4 million, respectively. The total fair value of stock-based awards vested during the years ended December 31, 2007 and 2006 was $19.0 million and $26.4 million, respectively.

The following table summarizes information about stock-based awards outstanding and exercisable at December 31, 2007:

	Stock Awards Outstanding			Stock Awards Exercisable
		Weighted Average			Weighted Average	Weighted Average
Range of		Remaining	Weighted Average		Remaining	Exercise/
Exercise/Grant		Contractual Life	Exercise/Grant		Contractual Life	Grant Price Per
Prices	Shares	(In Years)	Price Per Share	Shares	(In Years)	Share
$0.22 – $5.36	113,929	8.35	$2.33	26,523	8.08	$2.30
$10.78 – $14.75	139,009	5.60	10.78	117,692	5.50	10.78
$15.22 – $19.41	186,960	4.07	16.77	133,640	1.99	16.19
$24.75 – $29.59	1,448,776	2.45	26.02	1,448,776	2.45	26.02
$30.11 – $39.21	82,614	2.19	31.46	82,614	2.19	31.46
$41.10 – $43.85	892,815	3.35	41.26	892,815	3.35	41.26
$46.06 – $55.25	79,397	5.22	51.91	36,304	4.62	51.14
$56.55 – $66.23	1,800,368	4.91	63.81	1,035,123	4.74	63.82
$70.44 – $80.68	1,119,934	6.18	74.36	1,675	6.16	74.31

	5,863,802	4.33	$48.51	3,775,162	3.42	$39.40

The aggregate intrinsic value of exercisable stock-based awards as of December 31, 2007 was $22.2 million.

R.H. DONNELLEY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the status of our non-vested stock awards as of December 31, 2007 and changes during the year ended December 31, 2007:

		Weighted Average
	Non-vested	Grant Date	Non-Vested	Weighted Average
	Stock Options	Exercise Price Per	Restricted	Grant Date Fair
	and SARs	Award	Stock	Value Per Award

Non-vested at January 1, 2007	1,797,668	$45.18	193,083	$61.31
Granted	1,266,795	73.29	18,701	73.39
Non-vested Business.com	196,826	10.01	—	—
Options Converted
Vested	(1,009,540)	52.35	(48,461)	73.11
Forfeitures	(163,109)	61.93	(11,759)	60.77

Non-vested at December 31, 2007	2,088,640	$63.96	151,564	$62.67

As of December 31, 2007, there was $38.2 million of total unrecognized compensation cost related to non-vested stock-based awards. The cost is expected to be recognized over a weighted average period of approximately two years. After applying the Company’s estimated forfeiture rate, we expect 2.0 million non-vested stock-based awards to vest over a weighted average period of approximately two years. The intrinsic value at December 31, 2007 of the non-vested stock-based awards expected to vest is $5.0 million and the corresponding weighted average grant date exercise price is $64.95 per share.

On February 27, 2007, the Company granted 1.1 million SARs to certain employees, including executive officers, in conjunction with its annual grant of stock incentive awards. These SARs, which are settled in our common stock, were granted at a grant price of $74.31 per share, which was equal to the market value of the Company’s common stock on the grant date, and vest ratably over three years. In accordance with SFAS No. 123 (R), we recognized non-cash compensation expense related to these SARs of $11.2 million for the year ended December 31, 2007.

As a result of the Business.com Acquisition, 4.2 million outstanding Business.com equity awards were converted into 0.2 million RHD equity awards on August 23, 2007. For the year ended December 31, 2007, we recognized non-cash compensation expense related to these converted equity awards of $4.0 million.

On December 13, 2006, the Company granted 0.1 million shares of restricted stock to certain executive officers. These restricted shares, which are settled in our common stock, were granted at a grant price of $60.64 per share, which was equal to the market value of the Company’s common stock on the date of grant. The vesting of these restricted shares is contingent upon our common stock equaling or exceeding $65.00 per share for 20 consecutive trading days and continued employment with the Company through the third anniversary of the date of grant. In accordance with SFAS No. 123 (R), we recognized non-cash compensation expense related to these restricted shares of $2.4 million and $0.1 million for the years ended December 31, 2007 and 2006, respectively.

On February 21, 2006, the Company granted 0.1 million shares of restricted stock to certain employees, including executive officers. These restricted shares, which are settled in our common stock, were granted at a grant price of $64.26 per share, which was equal to the market value of the Company’s common stock on the date of grant, and vest ratably over three years. In accordance with SFAS No. 123 (R), we recognized non-cash compensation expense related to these restricted shares of $1.7 million and $2.8 million for the years ended December 31, 2007 and 2006, respectively.

On February 21, 2006, the Company granted 0.6 million SARs to certain employees, not including executive officers, in conjunction with its annual grant of stock incentive awards. These SARs, which are

R.H. DONNELLEY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

settled in our common stock, were granted at a grant price of $64.26 per share, which was equal to the market value of the Company’s common stock on the grant date, and vest ratably over three years. On February 24, 2005, the Company granted 0.5 million SARs to certain employees, not including executive officers, in conjunction with its annual grant of stock incentive awards. These SARs, which are settled in our common stock, were granted at a grant price of $59.00 per share, which was equal to the market value of the Company’s common stock on the grant date, and vest ratably over three years. On July 28, 2004, the Company granted 0.9 million SARs to certain employees, including executive officers, in connection with the AT&T Directory Acquisition. These SARs, which are settled in our common stock, were granted at a grant price of $41.58 per share, which was equal to the market value of the Company’s common stock on the grant date, and initially were scheduled to vest entirely only after five years. The maximum appreciation of the July 28, 2004 and February 24, 2005 SAR grants is 100% of the initial grant price. We recognized non-cash compensation expense related to these and other smaller SAR grants of $7.2 million, $13.9 million and $4.1 million for the years ended December 31, 2007, 2006 and 2005, respectively.

In connection with the Embarq Acquisition, the Company granted 1.5 million options (“Founders Grant”) to certain employees, including executive officers, during 2002. These options were granted in October 2002 at an exercise price of $25.54, which was equal to the market value of the Company’s common stock on the date of grant. However, the award of these options was contingent upon the successful closing of the Embarq Acquisition. Therefore, these options were subject to forfeiture until January 3, 2003, by which time the market value of the Company’s common stock exceeded the exercise price. Accordingly, these options were accounted for as compensatory options under APB No. 25 and resulted in a charge of $1.0 million for the year ended December 31, 2005.

In connection with the Dex Media Merger, the Company granted on October 3, 2005, 1.1 million SARs to certain employees, including executive officers. These SARs were granted at an exercise price of $65.00 (above the then prevailing market price of our common stock) and vest ratably over three years. The award of these SARs was contingent upon the successful completion of the Dex Media Merger and therefore were not identified as awards outstanding as of December 31, 2005. We recognized non-cash compensation expense related to these SARs of $7.0 million and $9.1 million for the years ended December 31, 2007 and 2006, respectively.

At January 31, 2006, stock-based awards outstanding under the existing Dex Media equity compensation plans totaled 4.0 million Dex Media option shares and had a weighted average exercise price of $5.48 per option share. As a result of the Dex Media Merger, all outstanding Dex Media equity awards were converted to RHD equity awards on February 1, 2006. Upon conversion to RHD equity awards, the number of securities to be issued upon exercise of outstanding awards totaled 1.7 million shares of RHD and had a weighted average exercise price of $12.73 per share. At December 31, 2007, the number of RHD shares remaining available for future issuance totaled less than 0.1 million under the Dex Media, Inc. 2004 Incentive Award Plan. For the years ended December 31, 2007 and 2006, non-cash compensation expense related to these converted awards totaled $2.6 million and $4.1 million, respectively.

The Dex Media Merger triggered a change in control under the Company’s stock incentive plans. Accordingly, all awards granted to employees through January 31, 2006, with the exception of stock-based awards held by executive officers and members of the Board of Directors (who waived the change of control provisions of such awards), became fully vested. In addition, the vesting conditions related to the July 28, 2004 SARs grant, noted above, were modified as a result of the Dex Media Merger, and the SARs now vest ratably over three years from the date of grant. For the years ended December 31, 2007 and 2006, $2.3 million and $13.4 million, respectively, of non-cash compensation expense, which is included in the total non-cash compensation expense amounts noted above, was recognized as a result of these modifications. Non-cash stock-based compensation expense relating to existing stock options held by executive officers and members of the Board of Directors as of January 1, 2006, which were not modified as a result of the Dex Media

R.H. DONNELLEY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Merger, as well as non-cash stock-based compensation expense from smaller grants issued subsequent to the Dex Media Merger not mentioned above, totaled $2.9 million and $13.3 million for the years ended December 31, 2007 and 2006, respectively.

9.	Income Taxes

Deferred tax assets and liabilities are determined based on the estimated future tax effects of temporary differences between the financial statement and tax basis of assets and liabilities, as measured by tax rates at which temporary differences are expected to reverse. Deferred tax expense (benefit) is the result of changes in the deferred tax assets and liabilities.

Provision (benefit) for income taxes consisted of:

	2007	2006	2005

Current provision
U.S. Federal	$11,839	$—	$—
State and local	8,526	627	—

Total current provision	20,365	627	—
Deferred provision (benefit)
U.S. Federal	15,712	(112,897)	37,087
State and local	(7,044)	27,745	6,089

Total deferred provision (benefit)	8,668	(85,152)	43,176

Provision (benefit) for income taxes	$29,033	$(84,525)	$43,176

The following table summarizes the significant differences between the U.S. Federal statutory tax rate and our effective tax rate, which has been applied to the Company’s income (loss) before income taxes.

	2007	2006	2005

Statutory U.S. Federal tax rate	35.0%	35.0%	35.0%
State and local taxes, net of U.S. Federal tax benefit	(9.1)	(8.8)	3.6
Non-deductible expense	0.9	0.4	0.4
Change in valuation allowance	10.2	(0.1)	—
Other	1.3	(0.3)	—

Effective tax rate	38.3%	26.2%	39.0%

R.H. DONNELLEY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Certain prior period amounts included in the following table have been reclassified to conform to the current period’s presentation. Deferred tax assets and liabilities consisted of the following at December 31, 2007 and 2006:

	2007	2006

Deferred tax assets
Allowance for doubtful accounts	$15,103	$23,467
Deferred and other compensation	37,120	14,079
Deferred directory revenue and costs	22,270	—
Deferred financing costs	25,836	45,585
Capital investments	6,208	5,978
Debt and other interest	49,503	67,992
Pension and other retirement benefits	27,782	40,977
Restructuring reserves	1,586	896
Net operating loss and credit carryforwards	250,276	280,106
Other	10,980	1,320

Total deferred tax assets	446,664	480,400
Valuation allowance	(13,726)	(5,978)

Net deferred tax assets	432,938	474,422

Deferred tax liabilities
Deferred directory revenue and costs	—	101,465
Fixed assets and capitalized software	34,751	12,798
Purchased goodwill and intangible assets	2,638,668	2,535,702
Other	144	3,441

Total deferred tax liabilities	2,673,563	2,653,406

Net deferred tax liability	$2,240,625	$2,178,984

The 2007 provision for income taxes of $29.0 million is comprised of a federal tax provision of $27.5 million, resulting from a current tax provision of $11.8 million relating to an Internal Revenue Service (“IRS”) settlement and a deferred tax provision of $15.7 million resulting from a current year taxable loss. The 2007 state tax provision of $1.5 million results from a current tax provision of $8.5 million relating to taxes due in states where subsidiaries of the Company file separate company returns, offset by a deferred state tax benefit of $7.0 million relating to the apportioned taxable income or loss among various states. A federal net operating loss for income tax purposes of approximately $303.3 million was generated in 2007 primarily as a result of tax amortization expense recorded with respect to the intangible assets acquired in the Dex Media Merger, AT&T Directory Acquisition, Embarq Acquisition and Business.com Acquisition. The acquired intangible assets resulted in a deferred tax liability of $2.6 billion at December 31, 2007.

At December 31, 2007, the Company had federal and state net operating loss carryforwards of approximately $618.3 million (net of carryback) and $801.3 million, respectively, which will begin to expire in 2026 and 2008, respectively. These amounts include consideration of net operating losses expected to expire unused due to the Internal Revenue Code Section 382 limitation for ownership changes related to Business.com that occurred prior to the Business.com Acquisition. A portion of the benefits from the net operating loss carryforwards will be reflected in additional paid-in capital as a portion of these net operating loss carryforwards are generated by deductions related to the exercise of stock awards. The 2007 and 2006 deduction for stock awards was $30.8 million and $83.4 million, respectively. Included in the $30.8 million deduction for stock awards in 2007 is a suspended $8.6 million windfall tax benefit as required by

R.H. DONNELLEY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

SFAS No. 123 (R). This benefit will be recognized for financial reporting purposes when the net operating loss is utilized.

In assessing the realizability of our deferred tax assets, we have considered whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during periods in which those temporary differences become deductible. In making this determination, under the applicable financial reporting standards, we are allowed to consider the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies. The Company believes that it is more likely than not that some of the deferred tax assets associated with capital investments will not be realized, contributing to a valuation allowance of $6.2 million at December 31, 2007. Additionally, we believe it is more likely than not that state net operating losses in various states will not be used before expiration, resulting in a valuation allowance of $7.5 million, for a total valuation allowance of $13.7 million at December 31, 2007.

The 2006 income tax benefit of $84.5 million is comprised of a federal deferred tax benefit of $112.9 million resulting from the period’s taxable loss, offset by a state tax provision of $28.4 million. The 2006 state tax provision of $28.4 million primarily resulted from the modification of apportioned taxable income or loss among various states. A net operating loss for tax purposes of approximately $216.3 million was generated in 2006 primarily as a result of tax amortization expense recorded with respect to the intangible assets acquired in the Dex Media Merger, AT&T Directory Acquisition and Embarq Acquisition. The acquired intangible assets resulted in a deferred tax liability of $2.2 billion.

The 2005 provision for income taxes of $43.2 million is comprised of a deferred tax provision due to the taxable loss generated during that period. The 2005 deferred tax provision resulted in an effective tax rate of 39.0% and net operating losses of approximately $168.6 million related to tax deductions and amortization expense recorded for tax purposes compared to book purposes with respect to the intangible assets acquired in the Embarq Acquisition and the AT&T Directory Acquisition. The 2005 effective tax rate reflects a decrease in the state and local tax rate due to integration of the Embarq Acquisition and the AT&T Directory Acquisition.

As noted in further detail below, in July 2007, we effectively settled all issues under consideration with the IRS related to its audit for taxable years 2003 and 2004. Therefore, tax years 2005 and 2006 are still subject to examination by the IRS. Certain state tax returns are under examination by various regulatory authorities. We continuously review issues raised in connection with ongoing examinations and open tax years to evaluate the adequacy of our reserves. We believe that our accrued tax liabilities under FIN No. 48 are adequate to cover uncertain tax positions related to U.S. federal and state income taxes.

Adoption of FIN No. 48

As a result of implementing FIN No. 48, we recognized an increase of $160.1 million in the liability for unrecognized tax benefits as of January 1, 2007. The increase in the liability included a reduction in deferred tax liabilities of $165.2 million and a decrease in accumulated deficit of $5.1 million.

R.H. DONNELLEY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows:

Balance at January 1, 2007	$171,476
Gross additions based on tax positions related to the current year	1,695
Gross additions for tax positions of prior years	6,673
Gross reductions based on tax positions related to the current year	(581)
Gross reductions for tax positions of prior years	(1,125)
Settlements	(168,150)

Balance at December 31, 2007	$9,988

Included in the balance of unrecognized benefits at December 31, 2007 and January 1, 2007 are $9.4 million and $5.6 million, respectively, of tax benefits that, if recognized, would favorably affect the effective tax rate.

Our policy is to recognize interest and penalties related to unrecognized tax benefits in income tax expense. During the year ended December 31, 2007, the Company recognized approximately $1.5 million in interest and penalties. As of December 31, 2007 and January 1, 2007, we have accrued $5.9 million and $3.8 million, respectively, related to interest and have accrued $0.8 million for tax penalties as of December 31, 2007. No amounts were accrued for tax penalties as of January 1, 2007.

In July 2007, we effectively settled all issues under consideration with the IRS related to its audit for taxable years 2003 and 2004. As a result of the settlement, the unrecognized tax benefits associated with our uncertain Federal tax positions decreased by $167.0 million during the year ended December 31, 2007. As a result of the IRS settlement, we recognized additional interest expense of $1.6 million and $1.2 million related to the taxable years 2004 and 2005, respectively. The recognition of this interest expense within our tax provision (net of tax benefit) has increased our effective tax rate for the year ended December 31, 2007. The unrecognized tax benefits impacted by the IRS audit primarily related to items for which the ultimate deductibility was highly certain but for which there was uncertainty regarding the timing of such deductibility.

It is reasonably possible that the amount of unrecognized tax benefits could decrease within the next twelve months. We are currently under audit in New York State and New York City for taxable years 2000 through 2003 and North Carolina for taxable years 2003 through 2006. During the year ended December 31, 2007, we recorded an increase in the liability for unrecognized tax benefits of $14.0 million. If the New York State, New York City or North Carolina audits are resolved within the next twelve months, the total amount of unrecognized tax benefits could decrease by approximately $14.0 million. The unrecognized tax benefits related to the New York State, New York City and North Carolina audits relate to apportionment and allocation of income among our various legal entities.

As noted above, in July 2007, we effectively settled the IRS’s federal tax audit for the taxable years 2003 and 2004. Therefore, tax years 2005 and 2006 are still subject to examination by the IRS. In addition, certain state tax returns are under examination by various regulatory authorities, including New York and North Carolina. Our state tax return years are open to examination for an average of three years. However, certain jurisdictions remain open to examination longer than three years due to the existence of net operating loss carryforwards and statutory waivers.

10.	Benefit Plans

As a result of the Dex Media Merger, we acquired Dex Media’s pension plan, defined contribution plan and postretirement plan. As a result of the Business.com Acquisition, we acquired Business.com’s defined contribution plan. Effective January 1, 2007, the DonTech Retirement Plan was merged with and into the RHD Retirement Plan (defined below). We now have two defined benefit pension plans (the RHD Retirement Plan and the Dex Media Pension Plan), three defined contribution plans (the RHD 401(k) Savings Plan, the Dex

R.H. DONNELLEY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Media Employee Savings Plan and the Business.com, Inc. 401(k) Plan) and a postretirement plan (the RHD Group Benefit Plan), which became effective on January 1, 2007.

RHD Pension Plan.  The RHD cash balance defined benefit pension plan (“RHD Retirement Plan”) covers substantially all legacy RHD employees with at least one year of service. The benefits to be paid to employees are based on age, years of service and a percentage of total annual compensation. The percentage of compensation allocated to a retirement account ranges from 3.0% to 12.5% depending on age and years of service (“cash balance benefit”). Benefits for certain employees who were participants in the predecessor The Dun & Bradstreet Corporation (“D&B”) defined benefit pension plan are also determined based on the participant’s average compensation and years of service (“final average pay benefit”) and benefits to be paid will equal the greater of the final average pay benefit or the cash balance benefit. Annual pension costs are determined using the projected unit credit actuarial cost method. Our funding policy is to contribute an amount at least equal to the minimum legal funding requirement. We were required to make contributions of $3.6 million to the RHD Retirement Plan during 2007. We were not required to make any contributions to our pension plans during 2006 or 2005. The underlying pension plan assets are invested in diversified portfolios consisting primarily of equity and debt securities. A measurement date of December 31 is used for all of our plan assets.

We also have an unfunded non-qualified defined benefit pension plan, the Pension Benefit Equalization Plan (“PBEP”), which covers senior executives and certain key employees. Benefits are based on years of service and compensation (including compensation not permitted to be taken into account under the previously mentioned defined benefit pension plan).

Dex Media Pension Plan.  We have a noncontributory defined benefit pension plan covering substantially all management and occupational (union) employees within Dex Media. Annual pension costs are determined using the projected unit credit actuarial cost method. Our funding policy is to contribute an amount at least equal to the minimum legal funding requirement. We were required to make contributions of $12.8 million to the Dex Media Pension Plan during 2007. No contributions were required or made to the plan during 2006. The underlying pension plan assets are invested in diversified portfolios consisting primarily of equity and debt securities. A measurement date of December 31 is used for all of our plan assets.

RHD, Dex Media and Business.com Savings Plans.  Under the RHD plan, we contribute 50% for each dollar contributed by a participating employee, up to a maximum of 6% of each participating employee’s salary (including bonus and commissions). Contributions under this plan were $2.5 million, $3.0 million and $2.5 million for the years ended December 31, 2007, 2006 and 2005, respectively. For management employees under the Dex Media plan, we contribute 100% of the first 4% of each participating employee’s salary and 50% of the next 2%. For management employees, the match is limited to 5% of each participating employee’s eligible earnings. For occupational employees under the Dex Media plan, we contribute 81% of the first 6% of each participating employee’s salary not to exceed 4.86% of eligible earnings for any one pay period. Matching contributions are limited to $4,860 per occupational employee annually. Contributions under the Dex Media plan were $5.7 million and $5.3 million for the year ended December 31, 2007 and eleven months ended December 31, 2006, respectively. Under the Business.com plan, the Company may make matching contributions at the discretion of the Board of Directors. The Company did not make any contributions to the plan subsequent to the Business.com Acquisition.

Postretirement Benefits.  Our unfunded postretirement benefit plan provides certain healthcare and life insurance benefits to certain full-time employees who reach retirement eligibility while working for their respective companies.

R.H. DONNELLEY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Benefit Obligation and Funded Status

Information presented below for 2006 includes combined amounts for the legacy RHD benefit plans for the twelve months ended December 31, 2006 and the acquired Dex Media plans for the eleven months ended December 31, 2006. A summary of the funded status of the benefit plans at December 31, 2007 and 2006 is as follows:

	Pension Plans		Postretirement Plans
	2007	2006	2007	2006

Change in benefit obligation
Benefit obligation, beginning of year	$315,104	$125,759	$91,721	$23,227
Dex Media benefit obligation, as of February 1, 2006	—	208,408	—	69,309
Service cost	14,209	13,281	2,005	2,668
Interest cost	17,741	16,717	5,325	4,642
Plan participant contributions	—	—	420	337
Amendments	555	387	—	(66)
Actuarial (gain)/loss	(21,284)	(12,814)	1,107	(4,512)
Benefits paid	(6,813)	(6,654)	(4,679)	(3,884)
Plan settlement	(18,820)	(29,980)	—	—

Benefit obligation, end of year	$300,692	$315,104	$95,899	$91,721

Change in plan assets
Fair value of plan assets, beginning of year	$239,064	$100,783	$—	$—
Dex Media fair value of plan assets, as of February 1, 2006	—	158,555	—	—
Return on plan assets	13,011	16,220	—	—
Employer contributions	16,455	140	4,259	3,547
Plan participant contributions	—	—	420	337
Benefits paid	(6,813)	(6,654)	(4,679)	(3,884)
Plan settlement	(18,820)	(29,980)	—	—

Fair value of plan assets, end of year	$242,897	$239,064	$—	$—

Funded status at end of year	$(57,795)	$(76,040)	$(95,899)	$(91,721)

As a result of the Dex Media Merger, we recorded a liability associated with Dex Media’s pension and postretirement plans at fair value as of January 31, 2006 of $119.4 million. Net amounts recognized in the consolidated balance sheets at December 31, 2007 and 2006 were as follows:

	Pension Plans		Postretirement Plans
	2007	2006	2007	2006

Current liabilities	$(417)	$(200)	$(6,835)	$(5,525)
Non-current liabilities	(57,378)	(75,840)	(89,064)	(86,196)

Net amount recognized	$(57,795)	$(76,040)	$(95,899)	$(91,721)

The accumulated benefit obligation for all defined benefit pension plans was $271.0 million and $289.2 million at December 31, 2007 and 2006, respectively.

R.H. DONNELLEY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The projected benefit obligation and accumulated benefit obligation for the unfunded PBEP at December 31, 2007 and 2006 was as follows:

	2007	2006

Projected benefit obligation	$6,233	$5,287
Accumulated benefit obligation	$4,063	$3,323

Components of Net Periodic Benefit Expense

The net periodic benefit expense of the pension plans for the years ended December 31, 2007, 2006 and 2005 was as follows:

	2007	2006	2005

Service cost	$14,209	$13,281	$5,050
Interest cost	17,741	16,717	6,406
Expected return on plan assets	(19,314)	(19,203)	(8,363)
Amortization of unrecognized prior service cost	152	130	133
Settlement gain	(1,543)	(982)	—
Other adjustment	(6)	—	—
Amortization of unrecognized net loss	1,586	2,062	1,326

Net periodic benefit expense	$12,825	$12,005	$4,552

The net periodic benefit expense of the postretirement plans for the years ended December 31, 2007, 2006 and 2005 was as follows:

	2007	2006	2005

Service cost	$2,005	$2,668	$685
Interest cost	5,325	4,642	1,195
Other adjustment	(6)	—	—
Amortization of unrecognized prior service cost	856	219	814
Amortization of unrecognized net loss	63	813	175

Net periodic benefit expense	$8,243	$8,342	$2,869

Adoption of SFAS No. 158

Upon the initial implementation of SFAS No. 158 at December 31, 2006, we recorded all previously unrecognized prior service costs and actuarial gains and losses as a component of accumulated other comprehensive loss. The following table presents the incremental effect of applying SFAS No. 158 on individual line items in the consolidated balance sheet as of December 31, 2006:

	Before		After
	Application	SFAS No. 158	Application
	of SFAS No. 158	Adjustment	of SFAS No. 158

Liability for pension and postretirement benefits	$(155,380)	$(12,381)	$(167,761)
Deferred income taxes	—	(5,145)	—
Accumulated other comprehensive loss, net of tax	$(9,871)	$(8,611)	$(18,482)

R.H. DONNELLEY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents the amount of previously unrecognized actuarial gains and losses and prior service cost, both currently in accumulated other comprehensive loss, expected to be recognized as net periodic benefit expense in 2008:

	Pension	Postretirement
	Plans	Plans

Previously unrecognized actuarial loss expected to be recognized in 2008	$828	$36
Previously unrecognized prior service cost expected to be recognized in 2008	$196	$666

Amounts recognized in accumulated other comprehensive loss at December 31, 2007 and 2006 consist of:

	Pension Plans		Postretirement Plans
	2007	2006	2007	2006

Net actuarial loss (gain)	$10,907	$25,924	$694	$(355)
Prior service cost	$1,753	$1,350	$2,039	$2,894

Assumptions

The following assumptions were used in determining the benefit obligations for the pension plans and postretirement plans:

	2007	2006

Weighted average discount rate	6.48%	5.90%
Rate of increase in future compensation	3.66%	3.66%

The discount rate reflects the current rate at which the pension and postretirement obligations could effectively be settled at the end of the year. During 2007 and 2006, we utilized the Citigroup Pension Liability Index (the “Index”) as the appropriate discount rate for our defined benefit pension plans. This Index is widely used by companies throughout the United States and is considered to be one of the preferred standards for establishing a discount rate. In 2005, the discount rate was determined using a methodology that discounts the projected plan cash flows to the measurement date using the spot rates provided in the Citigroup Pension Discount Curve. A single discount rate was then computed so that the present value of the benefit cash flows using this single rate equaled the present value computed using the Citigroup Pension Discount Curve.

The following assumptions were used in determining the net periodic benefit expense for the RHD pension plans:

	2007	2006	2005

Weighted average discount rate	5.90%	5.50%	5.75%
Rate of increase in future compensation	3.66%	3.66%	3.66%
Expected return on plan assets	8.25%	8.25%	8.25%

The following assumptions were used in determining the net periodic benefit expense for the Dex Media pension plan:

		July 1, 2006	February 1, 2006
		through	through
	2007	December 31, 2006	June 30, 2006

Weighted average discount rate	5.90%	6.25%	5.50%
Rate of increase in future compensation	3.66%	3.66%	3.66%
Expected return on plan assets	8.50%	9.00%	9.00%

R.H. DONNELLEY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On December 1, 2007 and July 1, 2006 and thereafter, settlements of Dex Media’s pension plan occurred as defined by SFAS No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Plans and for Termination Benefits”. At that time, lump sum payments to participants exceeded the sum of the service cost plus interest cost component of the net periodic benefit costs for the year. These settlements resulted in the recognition of actuarial gains of $1.5 million and $1.0 million for the years ended December 31, 2007 and 2006, respectively. Pension expense in 2006 was recomputed based on assumptions as of the July 1, 2006 settlement date, resulting in an increase in the discount rate from 5.50% to 6.25% based on the Index.

The weighted average discount rate used to determine the net periodic expense for the RHD postretirement plan was 5.90%, 5.50% and 5.75% for 2007, 2006 and 2005, respectively. The weighted average discount rate used to determine net periodic expense for the Dex Media postretirement plan was 5.90% and 5.50% for 2007 and 2006, respectively.

The following table reflects assumed healthcare cost trend rates used in determining the net periodic benefit expense for our postretirement plans:

	2007	2006

Healthcare cost trend rate assumed for next year
Under 65	9.0%	10.0%
65 and older	11.0%	12.0%
Rate to which the cost trend rate is assumed to decline
Under 65	5.0%	5.0%
65 and older	5.0%	5.0%
Year ultimate trend rate is reached	2013	2013

The following table reflects assumed healthcare cost trend rates used in determining the benefit obligations for our postretirement plans:

	2007	2006

Healthcare cost trend rates assumed for next year
Under 65	10.4%-11.0%	10.0%
65 and older	11.4%-13.0%	12.0%
Rate to which the cost trend rate is assumed to decline
Under 65	5.0%	5.0%
65 and older	5.0%	5.0%
Years ultimate trend rates are reached	2014-2016	2013

Assumed healthcare cost trend rates have a significant effect on the amounts reported for postretirement benefit plans. A one-percent change in the assumed healthcare cost trend rate would have had the following effects at December 31, 2007:

	One Percent Change
	Increase	Decrease

Effect on the aggregate of the service and interest cost components of net periodic postretirement benefit cost (Consolidated Statement of Operations)	$446	$(373)
Effect on accumulated postretirement benefit obligation (Consolidated Balance Sheet)	$4,769	$(4,078)

R.H. DONNELLEY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Plan Assets

The pension plan weighted-average asset allocation at December 31, 2007, by asset category, is as follows:

	RHD Plan		Dex Media Plan
	Plan Assets at	Asset	Plan Assets at	Asset
	December 31,	Allocation	December 31,	Allocation
	2007	Target	2007	Target

Equity securities	64%	65%	64%	65%
Debt securities	36%	35%	36%	35%

Total	100%	100%	100%	100%

The pension plan weighted-average asset allocation at December 31, 2006, by asset category, is as follows:

	RHD Plans		Dex Media Plan
	Plan Assets at	Asset	Plan Assets at	Asset
	December 31,	Allocation	December 31,	Allocation
	2006	Target	2006	Target

Equity securities	67%	65%	66%	65%
Debt securities	33%	35%	34%	35%

Total	100%	100%	100%	100%

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

The plans’ assets in separately managed accounts may not be used for the following purposes: short sales, purchases of letter stock, private placements, leveraged transactions, commodities transactions, option strategies, purchases of Real Estate Investment Trusts, investments in some limited partnerships, investments by the managers in their own securities, their affiliates or subsidiaries, investment in futures, use of margin or investments in any derivative not explicitly permitted in each plan’s investment policy statement.

For 2007, 2006 and 2005, we used a rate of 8.25% as the expected long-term rate of return assumption on the plan assets for the RHD pension plans. The basis used for determining this rate was the long-term capital market return forecasts for an asset mix similar to the plans’ asset allocation target of 65% equity securities and 35% debt securities. For 2007 and 2006, we used a rate of 8.50% and 9.00%, respectively, as the expected long-term rate of return assumption on the plan assets for the Dex Media pension plan. The basis used for determining these rates also included an opportunity for active management of the assets to add value over the long term. The active management expectation was supported by calculating historical returns for the seven investment managers who actively manage the Dex Media plan’s assets. The decrease in the rate for

R.H. DONNELLEY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2007 was a result of increasing the debt securities portion of the asset mix held by the Dex Media pension plan.

Although we review our expected long-term rate of return assumption annually, our performance in any one particular year does not, by itself, significantly influence our evaluation. Our assumption is generally not revised unless there is a fundamental change in one of the factors upon which it is based, such as the target asset allocation or long-term capital market return forecasts.

Estimated Future Benefit Payments

The pension plans benefits and postretirement plans benefits expected to be paid in each of the next five fiscal years and in the aggregate for the five fiscal years thereafter are as follows:

			Medicare
	Pension	Postretirement	Part D
	Plans	Plans	Subsidy

2008	$25,208	$6,835	$68
2009	25,288	7,407	90
2010	26,006	8,068	111
2011	25,839	8,598	136
2012	25,914	8,930	164
Years 2013-2017	141,564	46,186	1,173

We expect to make contributions of approximately $15.8 million and $6.8 million to our pension plans and postretirement plan, respectively, in 2008.

Additional Information and Subsequent Events

On August 17, 2006, the Pension Protection Act of 2006 (the “Act”) was signed into law. In general, the Act requires that all single-employer defined benefit plans be fully funded within a seven year period, beginning in 2008. Some provisions of the Act were effective January 1, 2006, however, most of the new provisions are effective January 1, 2008. The Act replaces the prior rules for funding with a new standard that is based on the plan’s funded status. Funding must be determined using specified interest rates and a specified mortality assumption. At this time, we do not expect the adoption of the new requirements to have a material impact on the plans’ liabilities. However, the funding requirements under the Act will be greater than under the previous rules.

Effective January 1, 2008, the DonTech PBEP was merged with and into the RHD PBEP and was amended. The merger of these plans streamlines RHD’s administrative processes.

11.	Commitments

We lease office facilities and equipment under operating leases with non-cancelable lease terms expiring at various dates through 2017. Rent and lease expense for 2007, 2006 and 2005 was $26.4 million,

R.H. DONNELLEY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$25.3 million and $10.0 million, respectively. The future non-cancelable minimum rental payments applicable to operating leases at December 31, 2007 are:

2008	$25,977
2009	26,833
2010	23,617
2011	21,017
2012	17,160
Thereafter	74,546

Total	$189,150

In connection with the AT&T Directory Acquisition, we entered into an Internet Yellow Pages reseller agreement whereby we are obligated to pay AT&T $7.2 million over the years 2008 and 2009. In connection with our software system modernization and on-going support services related to the Amdocs software system, we are obligated to pay Amdocs $128.2 million over the years 2008 through 2012. In conjunction with the Dex Media Merger, we are obligated to pay Qwest approximately $8.3 million over the years 2008 and 2009 for certain information technology, communications and billing and collection services. We have entered into agreements with Yahoo!, whereby Yahoo! will serve and maintain our local search listings for placement on its web-based electronic local information directory and electronic mapping products. We are obligated to pay Yahoo! up to $18.8 million over the years 2008 through 2010.

12.	Legal Proceedings

We are involved in various legal proceedings arising in the ordinary course of our business, as well as certain litigation and tax matters. In many of these matters, plaintiffs allege that they have suffered damages from errors or omissions in their advertising or improper listings, in each case, contained in directories published by us.

We are also exposed to potential defamation and breach of privacy claims arising from our publication of directories and our methods of collecting, processing and using advertiser and telephone subscriber data. If such data were determined to be inaccurate or if data stored by us were improperly accessed and disseminated by us or by unauthorized persons, the subjects of our data and users of the data we collect and publish could submit claims against the Company. Although to date we have not experienced any material claims relating to defamation or breach of privacy, we may be party to such proceedings in the future that could have a material adverse effect on our business.

We periodically assess our liabilities and contingencies in connection with these matters based upon the latest information available to us. For those matters where it is probable that we have incurred a loss and the loss or range of loss can be reasonably estimated, we record a liability in our consolidated financial statements. In other instances, we are unable to make a reasonable estimate of any liability because of the uncertainties related to both the probable outcome and amount or range of loss. As additional information becomes available, we adjust our assessment and estimates of such liabilities accordingly.

Based on our review of the latest information available, we believe our ultimate liability in connection with pending or threatened legal proceedings will not have a material adverse effect on our results of operations, cash flows or financial position. No material amounts have been accrued in our consolidated financial statements with respect to any of such matters.

R.H. DONNELLEY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.	Business Segments

Management reviews and analyzes its business of providing local commercial search products and solutions, including publishing yellow pages directories, as one operating segment.

14.	R.H. Donnelley Corporation (“Parent Company”) Financial Statements

The following condensed Parent Company financial statements should be read in conjunction with the consolidated financial statements of RHD.

In general, substantially all of the net assets of the Company and its subsidiaries are restricted from being paid as dividends to any third party, and our subsidiaries are restricted from paying dividends, loans or advances to us with very limited exceptions, under the terms of our credit facilities. See Note 5, “Long-Term Debt, Credit Facilities and Notes,” for a further description of our debt instruments.

R.H. DONNELLEY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

R.H. Donnelley Corporation

Condensed Parent Company Balance Sheets

	December 31,
	2007	2006

Assets
Cash and cash equivalents	$18,900	$122,565
Intercompany, net	279,244	—
Prepaid and other current assets	8,948	9,485

Total current assets	307,092	132,050
Investment in subsidiaries	5,231,597	4,507,776
Fixed assets and computer software, net	10,462	7,258
Other non-current assets	91,506	148,066
Intercompany note receivable	300,000	—

Total assets	$5,940,657	$4,795,150

Liabilities and Shareholders’ Equity
Accounts payable and accrued liabilities	$14,032	$8,483
Accrued interest	123,882	90,971

Total current liabilities	137,914	99,454
Intercompany, net	—	413,098
Long-term debt	3,962,871	2,451,873
Deferred income taxes, net	5,161	—
Other long-term liabilities	11,975	9,969
Shareholders’ equity	1,822,736	1,820,756

Total liabilities and shareholders’ equity	$5,940,657	$4,795,150

R.H. DONNELLEY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

R.H. Donnelley Corporation

Condensed Parent Company Statements of Operations

	For the Years Ended December 31,
	2007	2006	2005

Expenses	$19,678	$1,641	$38
Partnership and equity income (loss)	338,606	(125,677)	131,381

Operating income (loss)	318,928	(127,318)	131,343
Interest expense, net	(244,854)	(194,911)	(20,634)
Other income	1,818	—	—

Income (loss) before income taxes	75,892	(322,229)	110,709
Provision (benefit) for income taxes	29,033	(84,525)	43,176

Net income (loss)	46,859	(237,704)	67,533
Preferred dividend	—	1,974	11,708
(Gain) loss on repurchase of redeemable convertible preferred stock	—	(31,195)	133,681
Accretion of redeemable convertible preferred stock to redemption value	—	—	211,020

Income (loss) available to common shareholders	$46,859	$(208,483)	$(288,876)

R.H. DONNELLEY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

R.H. Donnelley Corporation

Condensed Parent Company Statements of Cash Flows

	For the Years Ended December 31,
	2007	2006	2005

Cash flow from operating activities	$(220,262)	$37,777	$(11,219)
Cash flow from investing activities:
Additions to fixed assets and computer software	(4,095)	(6,389)	—
Acquisitions, net of cash received	(336,925)	(1,768,626)	(6,450)

Net cash used in investing activities	(341,020)	(1,775,015)	(6,450)
Cash flow from financing activities:
Proceeds from issuance of debt, net of costs	1,468,648	2,079,005	293,439
Borrowings under credit facility	328,000	—	—
Credit facility repayments	(328,000)	—	—
Repurchase of redeemable convertible preferred stock and redemption of purchase rights	—	(336,819)	(277,197)
(Decrease) increase in checks not yet presented for payment	(408)	505	—
Proceeds from employee stock option exercises	13,412	31,665	7,383
Proceeds from the issuance of common stock	9,000	—	—
Repurchase of common stock	(89,578)	—	—
Repurchase of warrants	—	(53,128)	—
Intercompany investments	(907,735)	—	—
Intercompany debt	(300,000)	—	(5,126)
Dividends from subsidiaries	264,278	137,745	—

Net cash provided by financing activities	457,617	1,858,973	18,499

Change in cash	(103,665)	121,735	830
Cash at beginning of year	122,565	830	—

Cash at end of year	$18,900	$122,565	$830

R.H. DONNELLEY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

15.	Valuation and Qualifying Accounts

Certain prior period amounts have been reclassified to conform to the current period’s presentation.

		Net Addition
		to Allowances
		from
		Business.com	Net Additions
	Balance at	Acquisition	Charged to	Write-offs	Balance at
	Beginning of	and Dex	Revenue and	and Other	End of
	Period	Media Merger	Expense	Deductions	Period

Allowance for Doubtful Accounts and Sales Claims
For the year ended December 31, 2007	$42,952	449	135,726	(136,310)	$42,817
For the year ended December 31, 2006	$27,328	57,353	116,330	(158,059)	$42,952
For the year ended December 31, 2005	$33,093	—	54,921	(60,686)	$27,328
Deferred Tax Asset Valuation Allowance
For the year ended December 31, 2007	$5,978	—	7,748	—	$13,726
For the year ended December 31, 2006	$6,148	—	—	(170)	$5,978
For the year ended December 31, 2005	$6,148	—	—	—	$6,148

16.	Quarterly Information (unaudited)

	Three Months Ended
	March 31	June 30	September 30	December 31

2007
Net revenue(1)	$661,296	$667,028	$671,195	$680,780
Operating income	227,978	239,163	237,470	200,355
Net income (loss)	15,951	24,923	18,125	$(12,140)
Basic earnings (loss) per share	$0.23	$0.35	$0.25	$(0.17)
Diluted earnings (loss) per share	$0.22	$0.34	$0.25	$(0.17)

	Three Months Ended
	March 31	June 30	September 30	December 31

2006
Net revenue(1)(2)	$320,680	$432,925	$525,938	$619,754
Operating income(3)	38,067	73,395	144,587	186,777
Net loss	(71,718)	(79,827)	(35,385)	(50,774)
Preferred dividend(4)	1,974	—	—	—
Gain on repurchase of preferred stock(4)	(31,195)	—	—	—
Loss available to common shareholders	(42,497)	(79,827)	(35,385)	(50,774)
Basic and diluted loss per share	$(0.76)	$(1.15)	$(0.51)	$(0.72)

(1)	Adjustments for customer claims have been reclassified to net revenue during 2007 and 2006. See Note 1, “Business and Presentation,” for additional information regarding this reclassification.

(2)	Revenue from the sale of advertising is recognized under the deferral and amortization method, whereby revenue from advertising sales is initially deferred when a directory is published and recognized ratably over the life of the directory. Due to purchase accounting rules, we were not able to recognize any revenue from directories published by the Dex Media Business or the AT&T Directory Business prior to each acquisition or for any directories published in the months the acquisitions were completed.

R.H. DONNELLEY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Concluded)

(3)	Similar to the deferral and amortization method of revenue recognition, certain costs directly related to the selling and production of directories are initially deferred and recognized ratably over the life of the directory. Due to purchase accounting rules, we were not able to recognize any expenses from directories published by the Dex Media Business or the AT&T Directory Business prior to each acquisition or for any directories published in the months the acquisitions were completed.

(4)	On January 27, 2006, we repurchased the remaining 100,301 shares of our outstanding Preferred Stock from the GS Funds for $336.1 million in cash, including accrued cash dividends and interest pursuant to the terms of the Stock Purchase Agreement. Based on the terms of the Stock Purchase Agreement, the repurchase of the Preferred Stock became a probable event on October 3, 2005, requiring the recorded value of the Preferred Stock to be accreted to its redemption value of $334.1 million at December 31, 2005, and as a result of the GS Repurchase, $336.1 million at January 27, 2006. The accretion to redemption value of $2.0 million (which represented accrued dividends and interest) for the quarter ended March 31, 2006 has been recorded as an increase to loss available to common shareholders on the consolidated statement of operations. In conjunction with the GS Repurchase, we also reversed the previously recorded BCF related to these shares and recorded a decrease to loss available to common shareholders on the consolidated statement of operations of approximately $31.2 million for the quarter ended March 31, 2006.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On March 31, 2006, RHD’s Audit and Finance Committee of the Board of Directors (the “Committee”) dismissed PricewaterhouseCoopers LLP as the Company’s principal independent registered public accounting firm. Effective March 31, 2006, the Committee appointed KPMG LLP as the Company’s principal independent registered public accounting firm for the fiscal years ended December 31, 2007 and 2006. For additional information regarding this matter, please refer to our Current Report on Form 8-K filed with the SEC on April 6, 2006. There have been no disagreements with either of the Company’s principal independent registered public accounting firms for the two-year period ended December 31, 2007.

ITEM 9A.	CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures.  Based on their evaluation, as of December 31, 2007, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended), the principal executive officer and principal financial officer of the Company have each concluded that such disclosure controls and procedures are effective and sufficient to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Management’s Report on Internal Control over Financial Reporting and the independent registered public accounting firm’s attestation report on the Company’s internal control over financial reporting required under Item 308 of Regulation S-K has been included in Item 8 immediately preceding the Company’s consolidated financial statements.

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

Information in response to this Item is incorporated herein by reference to the sections entitled “Board of Directors” and “Other Information — Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s Proxy Statement to be filed on or prior to April 29, 2008 with the Securities and Exchange Commission, except that “Executive Officers of the Registrant” in Item 1 of this Annual Report responds to Item 401(b), (d) and (e) of Regulation S-K with respect to executive officers. The Company has adopted a code of ethics that applies to the Principal Executive Officer, Principal Financial Officer and the Principal Accounting Officer that has been filed as an exhibit to this Report and is available on our website at www.rhd.com, or you may request a copy at the address on the cover page of this Annual Report on Form 10-K free of charge.

ITEM 11.	EXECUTIVE COMPENSATION.

Information in response to this Item is incorporated herein by reference to the section entitled “Director and Executive Compensation” in the Company’s Proxy Statement to be filed on or prior to April 29, 2008 with the Securities and Exchange Commission.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Information in response to this Item is incorporated herein by reference to the sections entitled “Director and Executive Compensation — Equity Plan Compensation Information” and “Security Ownership of Certain Beneficial Owners and Management” in the Company’s Proxy Statement to be filed on or prior to April 29, 2008 with the Securities and Exchange Commission.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

Information in response to this Item is incorporated herein by reference to the sections entitled “Board of Directors — Corporate Governance Matters” and “— Independence and Financial Expertise Determinations” and “Director and Executive Compensation — Compensation Committee Interlocks and Insider Participation; Certain Relationships and Related Party Transactions” in the Company’s Proxy Statement to be filed on or prior to April 29, 2008 with the Securities and Exchange Commission.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Information in response to this Item is incorporated herein by reference to the sections entitled “Board of Directors — Committees of the Board of Directors — Audit and Finance Committee” and “— Report of the Audit and Finance Committee on Financial Reporting — Fees” in the Company’s Proxy Statement to be filed on or prior to April 29, 2008 with the Securities and Exchange Commission.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)(1) and (2) — List of financial statements and financial statement schedules

The following consolidated financial statements of the Company are included under Item 8:

Management’s Report on Internal Control Over Financial Reporting
Reports of Independent Registered Public Accounting Firms
Consolidated Balance Sheets at December 31, 2007 and 2006
Consolidated Statements of Operations and Comprehensive Income (Loss) for each of the years in the three year period ended December 31, 2007
Consolidated Statements of Cash Flows for each of the years in the three year period ended
December 31, 2007
Consolidated Statements of Changes in Shareholders’ Equity (Deficit) for each of the years in the three year period ended December 31, 2007
Notes to Consolidated Financial Statements

Financial statement schedules for the Company have not been prepared because the required information has been included in the Company’s consolidated financial statements included in Item 8 of this Annual Report.

(b) Exhibits:

Exhibit No.		Document

2	.1#	Agreement and Plan of Merger, dated as of October 3, 2005, by and among the Company, Dex Media, Inc. and Forward Acquisition Corp. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 6, 2005, Commission File No. 001-07155)
3.1		Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q for the three months ended March 31, 1999, filed with the Securities and Exchange Commission on May 14, 1999 Commission File No. 001-07155)
3	.2*	Third Amended and Restated By-laws of the Company, as amended
4.1		Indenture, dated as of December 3, 2002, between R.H. Donnelley Inc. (as successor to R.H. Donnelley Finance Corporation I), as Issuer, and The Bank of New York, as Trustee, with respect to the 8.875% Senior Notes due 2010 (incorporated by reference to Exhibit 4.13 to the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 20, 2003, Commission File No. 001-07155) This is no longer in effect.
4.2		Form of 8.875% Senior Notes due 2010 (included in Exhibit 4.1) This is no longer in effect.
4.3		Supplemental Indenture, dated as of January 3, 2003, among R.H. Donnelley Inc., as Issuer, the Company and the other guarantors signatory thereto, as Guarantors, and The Bank of New York, as Trustee, with respect to the 8.875% Senior Notes due 2010 of R.H. Donnelley Inc. (incorporated by reference to Exhibit 4.14 to the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 20, 2003, Commission File No. 001-07155) This is no longer in effect.
4.4		Second Supplemental Indenture, dated as of September 1, 2004, by and among R.H. Donnelley Inc., the guarantors party thereto and The Bank of New York, as Trustee, with respect to the 8.875% Senior Notes due 2010 of R.H. Donnelley Inc. (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 3, 2004, Commission File No. 001-07155) This is no longer in effect.
4.5		Third Supplemental Indenture, dated as of December 6, 2005, among R.H. Donnelley Inc., as Issuer, the Company and the subsidiary guarantors named therein, as Guarantors, and The Bank of New York, as Trustee, with respect to the 8.875% Senior Notes due 2010 of R.H. Donnelley Inc. (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 20, 2005, Commission File No. 001-07155) This is no longer in effect.
4.6		Guarantees relating to the 8.875% Senior Notes due 2010 (incorporated by reference to Exhibit 4.16 to the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 20, 2003, Commission File No. 001-07155) This is no longer in effect.
4.7		Senior Guarantees relating to Second Supplemental Indenture to the Indenture governing the 8.875% Senior Notes due 2010 (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 3, 2004, Commission File No. 001-07155) This is no longer in effect.
4.8		Indenture, dated as of December 3, 2002, between R.H. Donnelley Inc. (as successor to R.H. Donnelley Finance Corporation I), as Issuer, and The Bank of New York, as Trustee, with respect to the 10.875% Senior Subordinated Notes due 2012 (incorporated by reference to Exhibit 4.17 to the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 20, 2003, Commission File No. 001-07155) This is no longer in effect.
4.9		Form of 10.875% Senior Subordinated Notes due 2012 (included in Exhibit 4.8) This is no longer in effect.

Exhibit No.	Document

4.10	Supplemental Indenture, dated as of January 3, 2003, among R.H. Donnelley Inc., as Issuer, the Company and the other guarantors signatory thereto, as Guarantors, and The Bank of New York, as Trustee, with respect to the 10.875% Senior Subordinated Notes due 2012 (incorporated by reference to Exhibit 4.18 to the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 20, 2003, Commission File No. 001-07155) This is no longer in effect.
4.11	Second Supplemental Indenture, dated as of January 9, 2004, among R.H. Donnelley Inc., as Issuer, the Company and other guarantors signatory thereto, as Guarantors, and The Bank of New York, as Trustee, with respect to the 10.875% Senior Subordinated Notes due 2012 (incorporated by reference to Exhibit 4.21 to the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 12, 2004, Commission File No. 001-07155) This is no longer in effect.
4.12	Third Supplemental Indenture, dated as of September 1, 2004, among R.H. Donnelley Inc., and the guarantors party thereto, as Guarantors, and The Bank of New York, as Trustee, with respect to the 10.875% Senior Subordinated Notes due 2012 of R.H. Donnelley Inc. (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 3, 2004, Commission File No. 001-07155) This is no longer in effect.
4.13	Guarantees relating to the 10.875% Senior Subordinated Notes due 2012 (incorporated by reference to Exhibit 4.20 to the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 20, 2003, Commission File No. 001-07155) This is no longer in effect.
4.14	Senior Subordinated Guarantees relating to the Third Supplemental Indenture to the Indenture governing the 10.875% Notes due 2012 (incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 3, 2004, Commission File No. 001-07155) This is no longer in effect.
4.15	Fourth Supplemental Indenture, dated as of October 2, 2007, by and among R.H. Donnelley Inc., as issuer, R.H. Donnelley Corporation, as guarantor, the subsidiary guarantors named therein, as guarantors, and The Bank of New York, as trustee (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 5, 2007, Commission file No. 001-07155). This is no longer in effect.
4.16	Indenture, dated as of November 10, 2003, between Dex Media, Inc. and U.S. Bank National Association, as Trustee, with respect to the 8% Notes due 2013 (incorporated by reference to Exhibit 4.1 to Dex Media, Inc.’s Registration Statement on Form S-4, filed with the Securities and Exchange Commission on April 14, 2004, Commission File No. 333-114472)
4.17	Form of 8% Notes due 2013 (included in Exhibit 4.16)
4.18	Supplemental Indenture, dated as of January 31, 2006, between Dex Media, Inc. (f/k/a Forward Acquisition Corp.) and U.S. Bank National Association, as Trustee, with respect to Dex Media, Inc.’s 8% Notes due 2013 (incorporated by reference to Exhibit 4.1 to Dex Media, Inc.’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 6, 2006, Commission File No. 333-131626)
4.19	Indenture, dated November 10, 2003, between Dex Media, Inc. and U.S. Bank National Association, as Trustee, with respect to Dex Media, Inc.’s 9% Discount Notes due 2013 (incorporated by reference to Exhibit 4.3 to Dex Media, Inc.’s Registration Statement on Form S-4, filed with the Securities and Exchange Commission on April 14, 2004, Commission File No. 333-114472)
4.20	Form of 9% Discount Notes due 2013 (included in Exhibit 4.19)

Exhibit No.	Document

4.21	Supplemental Indenture, dated as of January 31, 2006, between Dex Media, Inc. (f/k/a Forward Acquisition Corp.) and U.S. Bank National Association, as Trustee, with respect to Dex Media, Inc.’s 9% Discount Notes due 2013 (incorporated by reference to Exhibit 4.2 to Dex Media, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 6, 2006, Commission File No. 333-131626)
4.22	Indenture, dated February 11, 2004, between Dex Media, Inc. and U.S. Bank National Association, as Trustee with respect to Dex Media, Inc.’s 9% Discount Notes due 2013 (incorporated by reference to Exhibit 4.5 to Dex Media, Inc.’s Registration Statement on Form S-4, filed with the Securities and Exchange Commission on April 14, 2004, Commission File No. 333-114472)
4.23	Form of 9% Discount Notes due 2013 (included in Exhibit 4.22)
4.24	Supplemental Indenture, dated as of January 31, 2006, between Dex Media, Inc. (f/k/a Forward Acquisition Corp.) and U.S. Bank National Association, as Trustee, with respect to Dex Media, Inc.’s 9% Discount Notes due 2013 (incorporated by reference to Exhibit 4.3 to Dex Media, Inc.’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 6, 2006, Commission File No. 333-131626)
4.25	Indenture, dated November 8, 2002, among Dex Media East LLC, Dex Media East Finance Co. and U.S. Bank National Association, as Trustee, with respect to Dex Media East LLC’s 9 7/8% Senior Notes due 2009 (incorporated by reference to Exhibit 4.7 to Dex Media, Inc.’s Registration Statement on Form S-4, filed with the Securities and Exchange Commission on April 14, 2004, Commission File No. 333-114472) This is no longer if effect.
4.26	Form of 9 7/8% Senior Notes due 2009 (included in Exhibit 4.25) This is no longer in effect.
4.27	Indenture, dated November 8, 2002, among Dex Media East LLC, Dex Media East Finance Co. and U.S. Bank National Association, as Trustee, with respect to Dex Media East LLC’s 12 1/8% Senior Subordinated Notes due 2012 (incorporated by reference to Exhibit 4.9 to Dex Media, Inc.’s Registration Statement on Form S-4, filed with the Securities and Exchange Commission on April 14, 2004, Commission File No. 333-114472) This is no longer in effect.
4.28	Form of 12 1/8% Senior Subordinated Notes due 2012 (included in Exhibit 4.27) This is no longer in effect.
4.29	Indenture, dated August 29, 2003, among Dex Media West LLC, Dex Media West Finance Co. and U.S. Bank National Association, as Trustee, with respect to Dex Media West LLC’s 8 1/2% Senior Notes due 2010 (incorporated by reference to Exhibit 4.11 to Dex Media, Inc.’s Registration Statement on Form S-4, filed with the Securities and Exchange Commission on April 14, 2004, Commission File No. 333-114472)
4.30	Form of 8 1/2% Senior Notes due 2010 (included in Exhibit 4.29)
4.31	Indenture, dated August 29, 2003, among Dex Media West LLC, Dex Media West Finance Co. and U.S. Bank National Association, as Trustee, with respect to Dex Media West LLC’s 9 7/8% Senior Subordinated Notes due 2013 (incorporated by reference to Exhibit 4.13 to Dex Media, Inc.’s Registration Statement on Form S-4, filed with the Securities and Exchange Commission on April 14, 2004, Commission File No. 333-114472)
4.32	Form of 9 7/8% Senior Subordinated Notes due 2013 (included in Exhibit 4.31)
4.33	Indenture, dated November 24, 2004, among Dex Media West LLC, Dex Media West Finance Co. and U.S. Bank National Association, as Trustee, with respect to Dex Media West LLC’s 5 7/8% Senior Notes due 2011 (incorporated by reference to Exhibit 4.7 to Dex Media West LLC and Dex Media West Finance Co.’s Registration Statement on Form S-4, declared effective by the Securities and Exchange Commission on February 3, 2005, Commission File No. 333-121259)

Exhibit No.	Document

4.34	Form of 5 7/8% Senior Notes due 2011 (included in Exhibit 4.33)
4.35	Indenture, dated as of January 14, 2005, among the Company and The Bank of New York, as Trustee, with respect to the Company’s 6.78% Senior Notes due 2013 of the Company (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 19, 2005, Commission File No. 001-07155)
4.36	Form of 6 7/8% Senior Notes due 2013 (included in Exhibit 4.35)
4.37	Indenture, dated January 27, 2006, between the Company, as Issuer, and The Bank of New York, as Trustee, with respect to the Company’s 6.875% Series A-1 Senior Discount Notes due 2013 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 2, 2006, Commission File No. 001-07155)
4.38	Form of 6.875% Series A-1 Senior Discount Note due 2013 (included in Exhibit 4.37)
4.39	Indenture, dated January 27, 2006, between the Company (as successor to R.H. Donnelly Finance Corporation III), as Issuer, and The Bank of New York, as Trustee, with respect to the Company’s 6.875% Series A-2 Senior Discount Notes due 2013 (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 2, 2006, Commission File No. 001-07155)
4.40	Form of 6.875% Series A-2 Senior Discount Note due 2013 (included in Exhibit 4.39)
4.41	Supplemental Indenture, dated January 31, 2006, by and between the Company and The Bank of New York, as Trustee, with respect to the Company’s 6.875% Series A-2 Senior Discount Notes due 2013 (incorporated by reference to Exhibit 4.5 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 2, 2006, Commission File No. 001-07155)
4.42	Indenture, dated January 27, 2006, by and between the Company (as successor to R.H. Donnelly Finance Corporation III), as Issuer, and The Bank of New York, as Trustee, with respect to the Company’s 8.875% Series A-3 Senior Notes due 2016 (incorporated by reference to Exhibit 4.6 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 2, 2006, Commission File No. 001-07155)
4.43	Form of 8.875% Series A-3 Senior Note due 2016 (included in Exhibit 4.42)
4.44	Supplemental Indenture, dated January 31, 2006, between the Company and The Bank of New York, as Trustee, with respect to the Company’s 8.875% Series A-3 Senior Notes due 2016 (incorporated by reference to Exhibit 4.8 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 2, 2006, Commission File No. 001-07155)
4.45	Indenture, dated October 2, 2007, between R.H. Donnelly Corporation and The Bank of New York, as trustee, relating to R.H. Donnelley Corporation’s 8.875% Series A-4 Senior Notes due 2017 (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 5, 2007, Commission file No. 001-07155)
4.46	Form of 8.875% Series A-4 Senior Notes due 2017, included in Exhibit 4.45.
10.1	Non-Competition Agreement, dated as of January 3, 2003, by and among the Company, R.H. Donnelley Publishing & Advertising, Inc. (f/k/a Sprint Publishing & Advertising, Inc.), CenDon, L.L.C., R.H. Donnelley Directory Company (f/k/a Centel Directory Company), Sprint Corporation and the Sprint Local Telecommunications Division (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 17, 2003, Commission File No. 001-07155)

Exhibit No.		Document

10.2		Letter from Sprint Nextel Corporation, dated as of May 16, 2006, acknowledging certain matters with respect to the Non-Competition Agreement described above as Exhibit 10.1 (incorporated by reference to Exhibit 10.12 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 19, 2006, Commission File No. 001-07155)
10.3		Directory Services License Agreement, dated as of May 16, 2006, by and among R.H. Donnelley Publishing & Advertising, Inc., CenDon, L.L.C., R.H. Donnelley Directory Company, Embarq Corporation, Embarq Directory Trademark Company, LLC and certain subsidiaries of Embarq Corporation formerly constituting Sprint Local Telecommunications Division (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 19, 2006)
10.4		Trademark License Agreement, dated as of May 16, 2006, by and among R.H. Donnelley Publishing & Advertising, Inc., R.H. Donnelley Directory Company and Embarq Directory Trademark Company, LLC (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 19, 2006)
10.5		Publisher Trademark License Agreement, dated as of May 16, 2006, by and among R.H. Donnelley Publishing & Advertising, Inc., CenDon, L.L.C., R.H. Donnelley Directory Company and Embarq Corporation (incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 19, 2006)
10.6		Non-Competition Agreement, dated as of May 16, 2006, by and among R.H. Donnelley Corporation, R.H. Donnelley Publishing & Advertising, Inc., CenDon, L.L.C., R.H. Donnelley Directory Company, Embarq Corporation and certain subsidiaries of Embarq Corporation formerly constituting Sprint Local Telecommunications Division (incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 19, 2006)
10.7		Subscriber Listings Agreement, dated as of May 16, 2006, by and among R.H. Donnelley Publishing & Advertising, Inc., CenDon, L.L.C., R.H. Donnelley Directory Company, Embarq Corporation and certain subsidiaries of Embarq Corporation formerly constituting Sprint Local Telecommunications Division (incorporated by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 19, 2006)
10.8		Standstill Agreement, dated as of May 16, 2006, by and between R.H. Donnelley Publishing & Advertising, Inc. and Embarq Corporation (incorporated by reference to Exhibit 10.11 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 19, 2006)
10	.9#	Directory Services License Agreement, dated as of September 1, 2004, among the Company, R.H. Donnelley Publishing & Advertising of Illinois Partnership (f/k/a The APIL Partners Partnership), DonTech II Partnership, Ameritech Corporation, SBC Directory Operations, Inc. and SBC Knowledge Ventures, L.P. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 3, 2004, Commission File No. 001-07155)
10.10		Non-Competition Agreement, dated as of September 1, 2004, by and between the Company and SBC Communications Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 3, 2004, Commission File No. 001-07155)

Exhibit No.		Document

10.11		SMARTpages Reseller Agreement, dated as of September 1, 2004, among SBC Communications, Inc., Southwestern Bell Yellow Pages, Inc., SBC Knowledge Ventures, L.P., the Company, R.H. Donnelley Publishing & Advertising of Illinois Partnership (f/k/a The APIL Partners Partnership) and DonTech II Partnership (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 3, 2004, Commission File No. 001-07155)
10.12		Ameritech Directory Publishing Listing License Agreement, dated as of September 1, 2004, among R.H. Donnelley Publishing & Advertising of Illinois Partnership (f/k/a The APIL Partners Partnership), DonTech II Partnership and Ameritech Services Inc. (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 3, 2004, Commission File No. 001-07155)
10.13		Publishing Agreement, dated November 8, 2002, as amended, by and among Dex Holding LLC., Dex Media East LLC (f/k/a SGN LLC), Dex Media West LLC (f/k/a/GPP LLC) and Qwest Corporation (incorporated by reference to Exhibit 10.19 to Dex Media, Inc.’s Registration Statement on Form S-4, filed with the Securities and Exchange Commission on April 14, 2004, Commission File No. 333-114472)
10.14		Amended and Restated Agreement for the Provision of Billing and Collection Services for Directory Publishing Services, dated September 1, 2003, by and between Qwest Corporation and Dex Media East LLC (f/k/a SGN LLC) (incorporated by reference to Exhibit 10.8 to Dex Media, Inc.’s Registration Statement on Form S-4, filed with the Securities and Exchange Commission on April 14, 2004, Commission File No. 333-114472)
10.15		Agreement for the Provision of Billing and Collection Services for Directory Publishing Services, dated as of September 1, 2003, by and between Qwest Corporation and Dex Media West LLC (f/k/a GPP LLC) (incorporated by reference to Exhibit 10.9 to Dex Media, Inc.’s Registration Statement on Form S-4, filed with the Securities and Exchange Commission on April 14, 2004, Commission File No. 333-114472)
10.16		Non-Competition and Non-Solicitation Agreement, dated November 8, 2002, by and between Dex Media East LLC (f/k/a SGN LLC), Dex Media West LLC (f/k/a GPP LLC), Dex Holdings LLC and Qwest Corporation, Qwest Communications International Inc. and Qwest Dex, Inc. (incorporated by reference to Exhibit 10.10 to Dex Media, Inc.’s Registration Statement on Form S-4, filed with the Securities and Exchange Commission on April 14, 2004, Commission File No. 333-114472)
10	.17ˆ	Amended and Restated 1998 Directors’ Stock Plan (incorporated by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 27, 2000, Commission File No. 001-07155)
10	.18ˆ	Pension Benefit Equalization Plan (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 26, 2007, Commission File No. 001-07155)
10	.19ˆ	2001 Stock Award and Incentive Plan (incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 27, 2002, Commission File No. 001-07155)
10	.20ˆ	2005 Stock Award and Incentive Plan (incorporated by reference to Exhibit 10.15 to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on August 5, 2005, Commission File No. 001-07155)
10	.21ˆ	Form of Non-Qualified Stock Option Agreement under 2005 Plan (incorporated by reference to Exhibit 10.16 to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on August 5, 2005, Commission File No. 001-07155)

Exhibit No.		Document

10	.22ˆ	Form of Annual Incentive Program Award under 2005 Plan (incorporated by reference to Exhibit 10.17 to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on August 5, 2005, Commission File No. 001-07155)
10	.23ˆ	Form of Restricted Stock Units Agreement under 2005 Plan (incorporated by reference to Exhibit 10.19 to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on May 10, 2006, Commission File No. 001-07155)
10	.24ˆ	Form of Stock Appreciation Rights Grant Agreement under 2005 Plan (incorporated by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 6, 2005, Commission File No. 001-07155)
10	.25ˆ	Form of R.H. Donnelley Corporation Restricted Stock Units Agreement under 2005 Plan (incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, filed with the Securities and Exchange Commission on March 16, 2006, Commission File No. 001-07155)
10	.26ˆ	Deferred Compensation Plan, as amended and restated as of January 1, 2008 (incorporated by reference to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 26, 2007, Commission File No. 001-07155)
10	.27ˆ	Stock Option Plan of Dex Media, Inc., effective as of November 8, 2002 (incorporated by reference to Exhibit 10.27 to Dex Media, Inc.’s Registration Statement on Form S-4, filed with the Securities and Exchange Commission on April 14, 2004, Commission File No. 333-114472)
10	.28ˆ	First Amendment to Stock Option Plan of Dex Media, Inc., effective as of September 9, 2003 (incorporated by reference to Exhibit 10.28 to Dex Media, Inc.’s Registration Statement on Form S-4, filed with the Securities and Exchange Commission on April 14, 2004, Commission File No. 333-114472)
10	.29ˆ	Second Amendment to Stock Option Plan of Dex Media, Inc., effective as of December 18, 2003 (incorporated by reference to Exhibit 10.29 to Dex Media, Inc.’s Registration Statement on Form S-4, filed with the Securities and Exchange Commission on April 14, 2004, Commission File No. 333-114472)
10	.30ˆ	Dex Media, Inc. 2004 Incentive Award Plan (incorporated by reference to Exhibit 4.5 to Dex Media, Inc.’s Registration Statement on Form S-8, filed with the Securities and Exchange Commission on November 19, 2004, Commission file No. 333-120631)
10	.31ˆ	Amended and Restated Employment Agreement, dated October 3, 2005, by and between the Company and David C. Swanson (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 6, 2005, Commission File No. 001-07155)
10	.32ˆ	Amended and Restated Employment Agreement, dated October 3, 2005, by and between the Company and Peter J. McDonald (incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 6, 2005, Commission File No. 001-07155)
10	.33ˆ	Amended and Restated Employment Agreement, dated October 3, 2005, by and between the Company and Steven M. Blondy (incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 6, 2005, Commission File No. 001-07155)
10	.34ˆ	Employment Agreement, dated as of February 21, 2006, by and between the Company and George A. Burnett (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 23, 2006, Commission File No. 001-07155). This Agreement is no longer in effect.

Exhibit No.		Document

10	.35ˆ	Separation Agreement and Release, dated as of May 5, 2006, by and between the Company and George A. Burnett (incorporated by reference to Exhibit 10.32 to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on November 8, 2006, Commission File No. 001-07155)
10	.36ˆ	Employment Agreement, dated as of January 1, 2001, by and between the Company and Robert J. Bush (incorporated by reference to Exhibit 10.37 to the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 28, 2001, Commission File No. 001-07155)
10	.37ˆ	Amendment No. 1 to Employment Agreement, dated as of February 27, 2001, by and between the Company and Robert J. Bush (incorporated by reference to Exhibit 10.38 to the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 28, 2001, Commission File No. 001-07155)
10	.38ˆ	Board of Director Compensation Plan (incorporated by reference to Exhibit 10.85 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, filed with the Securities and Exchange Commission on March 16, 2006, Commission File No. 001-07155)
10	.39#	Second Amended and Restated Credit Agreement, dated December 13, 2005, among the Company, R.H. Donnelley Inc., the several banks and other financial institutions or entities from time to time parties thereto as lenders, J.P. Morgan Securities Inc. and Deutsche Bank Trust Company Americas, as co-lead arrangers and joint-bookrunners, JPMorgan Chase Bank, N.A., as syndication agent, Bear Stearns Corporate Lending Inc., Credit Suisse, Cayman Islands Branch, Goldman Sachs Credit Partners L.P., UBS Securities LLC and Wachovia Bank, National Association, as co-documentation agents, and Deutsche Bank Trust Company Americas, as administrative agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 19, 2005, Commission File No. 001-07155)
10.40		First Amendment, dated as of April 24, 2006, to the Second Amended and Restated Credit Agreement, dated December 13, 2005, among the Company, R.H. Donnelley Inc., the several banks and other financial institutions or entities from time to time parties thereto as lenders, and Deutsche Bank Trust Company Americas, as administrative agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 28, 2006, Commission File No. 001-07155)
10.41		Second Amended and Restated Guaranty and Collateral Agreement, dated as of December 13, 2005, among the Company, R.H. Donnelley Inc., and the subsidiaries of R.H. Donnelley Inc. party thereto, and Deutsche Bank Trust Company Americas, as collateral agent (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 19, 2005, Commission File No. 001-07155)
10.42		Reaffirmation, dated as of April 24, 2006, among R.H. Donnelley Corporation, R.H. Donnelley Inc. and its subsidiaries and Deutsche Bank Trust Company Americas, as administrative agent (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 28, 2006, Commission File No. 001-07155)
10	.43#	Amended and Restated Credit Agreement, dated January 31, 2006, among Dex Media, Inc. (f/k/a Forward Acquisition Corp.), Dex Media West, Inc., Dex Media West LLC, and JPMorgan Chase Bank, N.A., as collateral agent, and the other lenders from time to time parties thereto (incorporated by reference to Exhibit 10.1 to Dex Media, Inc.’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 6, 2006, Commission File No. 333-131626)

Exhibit No.	Document

10.44	Reaffirmation Agreement, dated January 31, 2006, among Dex Media, Inc. (f/k/a Forward Acquisition Corp.), Dex Media West, Inc., Dex Media West LLC, Dex Media West Finance Co., JPMorgan Chase Bank, N.A., as administrative agent and collateral agent (incorporated by reference to Exhibit 10.2 to Dex Media, Inc.’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 6, 2006, Commission File No. 333-131626)
10.45	Guarantee and Collateral Agreement, dated as of September 9, 2003, among Dex Media West, Inc., Dex Media West LLC, Dex Media West Finance Co. and JPMorgan Chase Bank, as collateral agent (incorporated by reference to Exhibit 10.7 to Dex Media, Inc.’s Registration Statement on Form S-4, filed with the Securities and Exchange Commission on April 14, 2004, Commission File No. 333-114472)
10.46	First Amendment, dated as of April 24, 2006, to the Amended and Restated Credit Agreement dated as of January 31, 2006, among Dex Media, Inc., Dex Media West, Inc., Dex Media West LLC, the lenders from time to time party thereto, JPMorgan Chase Bank, N.A., as administrative agent and collateral agent, and the other agents parties thereto (incorporated by reference to Exhibit 10.1 to Dex Media, Inc.’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 28, 2006, Commission File No. 333-131626)
10.47	Reaffirmation Agreement, dated as of April 24, 2006, among Dex Media, Inc., Dex Media West, Inc., Dex Media West LLC, Dex Media West Finance Co. and JPMorgan Chase Bank, N.A., as collateral agent (incorporated by reference to Exhibit 10.2 to Dex Media, Inc.’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 28, 2006, Commission File No. 333-131626)
10.48	First Amendment, dated as of April 24, 2006, to the Amended and Restated Credit Agreement dated as of January 31, 2006, among Dex Media, Inc., Dex Media East, Inc., Dex Media East LLC, the lenders from time to time party thereto, JPMorgan Chase Bank, N.A., as administrative agent and collateral agent, and the other agents parties thereto (incorporated by reference to Exhibit 10.3 to Dex Media, Inc.’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 28, 2006, Commission File No. 333-131626) This agreement is no longer in effect.
10.49	Reaffirmation Agreement, dated as of April 24, 2006, among Dex Media, Inc., Dex Media East, Inc., Dex Media East LLC, Dex Media East Finance Co., Dex Media International, Inc. and JPMorgan Chase Bank, N.A., as collateral agent (incorporated by reference to Exhibit 10.4 to Dex Media, Inc.’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 28, 2006, Commission File No. 333-131626) This agreement is no longer in effect.
10.50	Warrant Purchase Agreement, dated as of November 2, 2006, by and among R.H. Donnelley Corporation and certain investment partnerships affiliated with The Goldman Sachs Group, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 3, 2006, Commission File No. 001-07155). This Agreement is no longer in effect
10.51	Credit Agreement, dated as of August 23, 2007, among R.H. Donnelley Corporation, as borrower, JPMorgan Chase Bank, N.A., as administrative agent, and the several banks and other financial institutions from time to time party thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 28, 2007, Commission File No. 001-07155) This agreement is no longer in effect.
10.52	Registration Rights Agreement, dated October 2, 2007, by and between R.H. Donnelley Corporation and the initial purchasers identified therein (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 5, 2007, Commission file No. 001-07155).

Exhibit No.		Document

10.53		Registration Rights Agreement, dated October 17, 2007, by and between R.H. Donnelley Corporation and the initial purchasers identified therein (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 17, 2007, Commission file No. 001-07155)
10.54		Credit Agreement, dated as of October 24, 2007, by and among Dex Media East LLC, as borrower, Dex Media East, Inc., Dex Media, Inc., JPMorgan Chase Bank, N.A., as administrative agent and collateral agent, and the several banks and other financial institutions or entities from time to time party thereto (incorporated by reference to Exhibit 10.1 to Dex Media East LLC’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 26, 2007, Commission File No. 333-102395)
10.55		Guarantee and Collateral Agreement, dated as of October 24, 2007, by and among Dex Media East LLC, Dex Media East Inc., the subsidiary guarantor a party thereto and JPMorgan Chase Bank, NA, as Collateral Agent (incorporated by reference to Exhibit 10.2 to Dex Media East LLC’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 26, 2007, Commission File No. 333-102395)
10.56		Pledge Agreement, dated as of October 24, 2007, by and among Dex Media, Inc. and JPMorgan Chase Bank, NA, as Collateral Agent (incorporated by reference to Exhibit 10.2 to Dex Media, Inc.’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 26, 2007, Commission File No. 333-131626)
10.57		R.H. Donnelley, Inc. 401(k) Restoration Plan, effective as of January 1, 2005 (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 26, 2007, Commission File No. 001-07155)
14.1		Policy on Business Conduct (amended and restated as of January 1, 2007)
21	.1*	Subsidiaries of the Registrant
23	.1*	Consent of KPMG LLP, Independent Registered Public Accounting Firm
23	.2*	Consent of Pricewaterhouse Coopers LLP, Independent Registered Public Accounting Firm
31	.1*	Certification of Annual Report on Form 10-K for the period ended December 31, 2007 by David C. Swanson, Chairman and Chief Executive Officer of R.H. Donnelley Corporation under Section 302 of the Sarbanes-Oxley Act
31	.2*	Certification of Annual Report on Form 10-K for the period ended December 31, 2007 by Steven M. Blondy, Executive Vice President and Chief Financial Officer of R.H. Donnelley Corporation under Section 302 of the Sarbanes-Oxley Act
32	.1*	Certification of Annual Report on Form 10-K for the period ended December 31, 2007 under Section 906 of the Sarbanes-Oxley Act by David C. Swanson, Chairman and Chief Executive Officer, and Steven M. Blondy, Executive Vice President and Chief Financial Officer, for R.H. Donnelley Corporation

*	Filed herewith.

ˆ	Management contract or compensatory plan.

#	The Company agrees to furnish supplementally a copy of any omitted exhibits or schedules to the Securities and Exchange Commission upon request.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on the 13th day of March 2008.

R.H. Donnelley Corporation

By:	/s/ David C. Swanson
David C. Swanson,
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been duly signed by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

/s/ David C. Swanson (David C. Swanson)	Chairman of the Board and Chief Executive Officer	March 13, 2008

/s/ Steven M. Blondy (Steven M. Blondy)	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	March 13, 2008

/s/ Karen E. Palczuk (Karen E. Palczuk)	Vice President — Financial Planning and Analysis (Interim Principal Accounting Officer)	March 13, 2008

/s/ Michael P. Conners (Michael P. Connors)	Director	March 13, 2008

/s/ Nancy E. Cooper (Nancy E. Cooper)	Director	March 13, 2008

/s/ Robert Kamerschen (Robert Kamerschen)	Director	March 13, 2008

/s/ Thomas Reddin (Thomas Reddin)	Director	March 13, 2008

/s/ Alan F. Schultz (Alan F. Schultz)	Director	March 13, 2008

/s/ David M. Veit (David M. Veit)	Director	March 13, 2008

/s/ Barry Lawson Williams (Barry Lawson Williams)	Director	March 13, 2008

/s/ Edwina Woodbury (Edwina Woodbury)	Director	March 13, 2008

Exhibit Index

Exhibit No.		Document

3	.2*	Third Amended and Restated By-laws of the Company, as amended
21	.1*	Subsidiaries of the Registrant
23	.1*	Consent of KPMG LLP, Independent Registered Public Accounting Firm
23	.2*	Consent of Pricewaterhouse Coopers LLP, Independent Registered Public Accounting Firm
31	.1*	Certification of Annual Report on Form 10-K for the period ended December 31, 2007 by David C. Swanson, Chairman and Chief Executive Officer of R.H. Donnelley Corporation under Section 302 of the Sarbanes-Oxley Act
31	.2*	Certification of Annual Report on Form 10-K for the period ended December 31, 2007 by Steven M. Blondy, Executive Vice President and Chief Financial Officer of R.H. Donnelley Corporation under Section 302 of the Sarbanes-Oxley Act
32	.1*	Certification of Annual Report on Form 10-K for the period ended December 31, 2007 under Section 906 of the Sarbanes-Oxley Act by David C. Swanson, Chairman and Chief Executive Officer, and Steven M. Blondy, Executive Vice President and Chief Financial Officer, for R.H. Donnelley Corporation

ˆ	Management contract or compensatory plan.

*	Filed herewith