Form 10-Q
period 2008-03-31
R H DONNELLEY CORP
filed 2008-05-08
CIK 30419

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☑               Accelerated filer ☐                         Non-accelerated filer ☐                         Smaller reporting company ☐
                                        (Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of the issuer’s classes of common stock, as of the latest practicable date:

Title of class	Shares Outstanding at May 1, 2008

Common Stock, par value $1 per share	68,789,555

R.H. DONNELLEY CORPORATION

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements
R.H. Donnelley Corporation and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)

	March 31,	December 31,
(in thousands, except share data)	2008	2007

Assets
Current Assets
Cash and cash equivalents	$29,901	$46,076
Accounts receivable
Billed	249,981	258,839
Unbilled	892,500	847,446
Allowance for doubtful accounts and sales claims	(43,129)	(42,817)

Net accounts receivable	1,099,352	1,063,468
Deferred directory costs	193,674	183,687
Short-term deferred income taxes, net	60,989	47,759
Prepaid expenses and other current assets	88,452	126,201

Total current assets	1,472,368	1,467,191

Fixed assets and computer software, net	182,251	187,680
Other non-current assets	137,514	139,406
Intangible assets, net	11,066,523	11,170,482
Goodwill	660,239	3,124,334

Total Assets	$13,518,895	$16,089,093

Liabilities and Shareholders’ Equity

Current Liabilities
Accounts payable and accrued liabilities	$217,451	$230,693
Accrued interest	156,900	198,828
Deferred directory revenues	1,198,459	1,172,035
Current portion of long-term debt	186,343	177,175

Total current liabilities	1,759,153	1,778,731

Long-term debt	9,894,503	9,998,474
Deferred income taxes, net	1,471,905	2,288,384
Other non-current liabilities	210,330	200,768

Total liabilities	13,335,891	14,266,357

Commitments and contingencies

Shareholders’ Equity
Common stock, par value $1 per share, authorized - 400,000,000 shares; issued - 88,169,275 shares at March 31, 2008 and December 31, 2007; outstanding - 68,788,331 shares and 68,758,026 shares at March 31, 2008 and December 31, 2007, respectively	88,169	88,169
Additional paid-in capital	2,412,878	2,402,181
Accumulated deficit	(2,008,651)	(385,540)
Treasury stock, at cost, 19,380,944 shares at March 31, 2008 and 19,411,249 shares at December 31, 2007	(256,296)	(256,334)
Accumulated other comprehensive loss	(53,096)	(25,740)

Total shareholders’ equity	183,004	1,822,736

Total Liabilities and Shareholders’ Equity	$13,518,895	$16,089,093

The accompanying notes are an integral part of the condensed consolidated financial statements.

R.H. Donnelley Corporation and Subsidiaries
Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income (Unaudited)

	Three months ended
	March 31,
(in thousands, except per share data)	2008	2007

Net revenues	$674,654	$661,296

Expenses
Production, publication and distribution expenses (exclusive of depreciation and amortization shown separately below)	109,177	114,621
Selling and support expenses	186,316	178,236
General and administrative expenses	34,889	37,431
Depreciation and amortization	118,263	103,030
Goodwill impairment	2,463,615	—

Total expenses	2,912,260	433,318

Operating (loss) income	(2,237,606)	227,978

Interest expense, net	(195,874)	(201,615)

(Loss) income before income taxes	(2,433,480)	26,363

Benefit (provision) for income taxes	810,369	(10,412)

Net (loss) income	$(1,623,111)	$15,951

(Loss) earnings per share:
Basic	$(23.60)	$0.23

Diluted	$(23.60)	$0.22

Shares used in computing (loss) earnings per share:
Basic	68,778	70,663

Diluted	68,778	72,003

Comprehensive (Loss) Income
Net (loss) income	$(1,623,111)	$15,951
Unrealized loss on interest rate swaps, net of tax	(27,610)	(5,629)
Benefit plans adjustment, net of tax	254	314

Comprehensive (loss) income	$(1,650,467)	$10,636

The accompanying notes are an integral part of the condensed consolidated financial statements.

R.H. Donnelley Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three months ended
	March 31,
(in thousands)	2008	2007

Cash Flows from Operating Activities
Net (loss) income	$(1,623,111)	$15,951
Reconciliation of net (loss) income to net cash provided by operating activities:
Goodwill impairment	2,463,615	—
Depreciation and amortization	118,263	103,030
Deferred income tax (benefit) provision	(812,114)	10,207
Provision for bad debts	29,782	21,009
Stock based compensation expense	10,816	13,938
Other non-cash items, net	(8,414)	11,383
Changes in assets and liabilities, net of effects from acquisitions:
(Increase) in accounts receivable	(65,666)	(58,054)
Decrease in other assets	21,622	31,487
(Decrease) in accounts payable and accrued liabilities	(52,918)	(56,453)
Increase in deferred directory revenues	26,424	43,086
(Decrease) increase in other non-current liabilities	(8,363)	8,168

Net cash provided by operating activities	99,936	143,752

Cash Flows from Investing Activities
Additions to fixed assets and computer software	(10,118)	(13,120)
Equity investment disposition (investment)	4,318	(2,500)

Net cash used in investing activities	(5,800)	(15,620)

Cash Flows from Financing Activities
Credit facilities repayments and note repurchases	(91,418)	(193,528)
Revolver borrowings	215,300	207,250
Revolver repayments	(232,350)	(226,350)
Repurchase of common stock	(6,112)	—
Increase (decrease) in checks not yet presented for payment	4,180	(6,203)
Proceeds from employee stock option exercises	89	9,111

Net cash used in financing activities	(110,311)	(209,720)

Decrease in cash and cash equivalents	(16,175)	(81,588)
Cash and cash equivalents, beginning of year	46,076	156,249

Cash and cash equivalents, end of period	$29,901	$74,661

Supplemental Information:
Cash paid:
Interest	$214,322	$217,221

Income taxes, net	$551	$142

The accompanying notes are an integral part of the condensed consolidated financial statements.

R.H. Donnelley Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(tabular amounts in thousands, except share and per share data)
1. Business and Basis of Presentation
The interim condensed consolidated financial statements of R.H. Donnelley Corporation and its direct and indirect wholly-owned subsidiaries (the “Company,” “RHD,” “we,” “us” and “our”) have been prepared in accordance with the instructions to Quarterly Report on Form 10-Q and should be read in conjunction with the financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2007. The interim condensed consolidated financial statements include the accounts of RHD and its direct and indirect wholly-owned subsidiaries. As of March 31, 2008, R.H. Donnelley Inc. (“RHDI”), Dex Media, Inc. (“Dex Media”) and Business.com, Inc. (“Business.com”) were our only direct wholly-owned subsidiaries. Effective January 1, 2008, Local Launch, Inc. (“Local Launch”), a former direct wholly-owned subsidiary of RHD, was merged with and into Business.com. All intercompany transactions and balances have been eliminated. The results of interim periods are not necessarily indicative of results for the full year or any subsequent period. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair statement of financial position, results of operations and cash flows at the dates and for the periods presented have been included.
We are one of the nation’s largest Yellow Pages and online local commercial search companies, based on revenues, with 2007 revenues of approximately $2.7 billion. We publish and distribute advertiser content utilizing our own Dex brand and three of the most highly recognizable brands in the industry, Qwest, Embarq and AT&T. During 2007, our print and online solutions helped more than 600,000 national and local businesses in 28 states reach consumers who were actively seeking to purchase products and services. During 2007, we published and distributed print directories in many of the country’s most attractive markets including Albuquerque, Chicago, Denver, Las Vegas, Orlando and Phoenix.
Reclassifications
Expenses presented as cost of revenues in our previous filings are now presented as production, publication and distribution expenses to more appropriately reflect the nature of these costs. Certain prior period amounts included in the condensed consolidated statement of operations have been reclassified to conform to the current period’s presentation. Selling and support expenses are now presented as a separate expense category in the condensed consolidated statements of operations. In prior periods, certain selling and support expenses were included in production, publication and distribution expenses and others were included in general and administrative expenses. Additionally, beginning in the fourth quarter of 2007, we began classifying adjustments for customer claims to sales allowance, which is deducted from gross revenues to determine net revenues. In prior periods, adjustments for customer claims were included in bad debt expense under general and administrative expenses. Bad debt expense is now included under selling and support expenses. Accordingly, we have reclassified adjustments for customer claims and bad debt expense for the three months ended March 31, 2007 to conform to the current period’s presentation. These reclassifications had no impact on operating income or net income for the three months ended March 31, 2007. The table below summarizes these reclassifications.

	Three Months Ended March 31, 2007
	As
	Previously		As
	Reported	Reclass	Reclassified

Net revenues	$662,804	$(1,508)	$661,296
Production, publication and distribution expenses	294,170	(179,549)	114,621
Selling and support expenses	—	178,236	178,236
General and administrative expenses	37,626	(195)	37,431
In addition, certain prior period amounts included in the condensed consolidated statement of cash flows have been reclassified to conform to the current period’s presentation.

2. Summary of Significant Accounting Policies
Identifiable Intangible Assets and Goodwill
In connection with the Company’s prior business combinations, certain long-term intangible assets were identified in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations (“SFAS No. 141”) and recorded at their estimated fair values. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”), the fair values of the identifiable intangible assets are being amortized over their estimated useful lives in a manner that best reflects the economic benefit derived from such assets. Goodwill is not amortized but is subject to impairment testing on an annual basis or more frequently if we believe indicators of impairment exist. Amortization expense was $104.0 million and $89.8 million for the three months ended March 31, 2008 and 2007, respectively.
As a result of the decline in the trading value of our debt and equity securities during the three months ended March 31, 2008 and continuing negative industry and economic trends that have directly affected our business, we performed impairment tests as of March 31, 2008 of our goodwill and definite-lived intangible assets in accordance with SFAS No. 142 and SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS No. 144”), respectively. We used certain estimates and assumptions in our impairment evaluations, including, but not limited to, projected future cash flows, revenue growth and customer attrition levels.
The impairment test of our definite-lived intangible assets was performed by comparing the carrying amount of our intangible assets to the sum of their undiscounted expected future cash flows. In accordance with SFAS No. 144, impairment exists if the sum of the undiscounted expected future cash flows is less than the carrying amount of the intangible asset, or its related group of assets. Our testing results of our definite-lived intangible assets indicated no impairment as of March 31, 2008. No impairment losses were recorded related to our definite-lived intangible assets during the three months ended March 31, 2008 and 2007.
The impairment test for our goodwill involved a two step process. The first step involved comparing the fair value of the Company with the carrying amount of its assets and liabilities, including goodwill. The fair value of the Company was determined using a market based approach, which reflects the market value of its debt and equity securities as of March 31, 2008. As a result of our testing, we determined that the Company’s fair value was less than the carrying amount of its assets and liabilities, requiring us to proceed with the second step of the goodwill impairment test. In the second step of the testing process, the impairment loss is determined by comparing the implied fair value of our goodwill to the recorded amount of goodwill. The implied fair value of goodwill is derived from a discounted cash flow analysis for the Company using a discount rate that results in the present value of assets and liabilities equal to the current fair value of the Company’s debt and equity securities. Based upon this analysis, we recognized a non-cash impairment charge of $2.5 billion during the three months ended March 31, 2008.
In addition to the non-cash goodwill impairment charge, we recognized a change in goodwill of $0.5 million related to the Business.com Acquisition (defined in Note 3, “Acquisitions”) during the three months ended March 31, 2008. No impairment losses were recorded related to our goodwill during the three months ended March 31, 2007.
If the trading value of our debt and equity securities further declines, we will be required to again assess the fair values of the assets and liabilities of the Company and could conclude that goodwill and other long-lived assets are further impaired, which would result in additional impairment charges. In addition, if economic conditions in certain of our markets do not improve, we will be required to assess the recoverability of other intangible assets, which could result in additional impairment charges.
Interest Expense and Deferred Financing Costs
Certain costs associated with the issuance of debt instruments are capitalized and included in other non-current assets on the condensed consolidated balance sheets. These costs are amortized to interest expense over the terms of the related debt agreements. The bond outstanding method is used to amortize deferred financing costs relating to debt instruments with respect to which we make accelerated principal payments. Other deferred financing costs are amortized using the effective interest method. Amortization of deferred financing costs included in interest expense was $5.4 million and $6.8 million for the three months ended March 31, 2008 and 2007, respectively. Apart from business combinations, it is the Company’s policy to recognize losses incurred in conjunction with debt extinguishments as a component of interest expense. In conjunction with our acquisition of Dex Media on January 31, 2006 (the “Dex Media Merger”) and as a result of purchase accounting required under generally accepted accounting principles (“GAAP”), we recorded Dex Media’s debt at its fair value on January 31, 2006. We recognize an offset to interest expense in each period subsequent to the Dex Media Merger for the amortization of the corresponding fair value adjustment over the life of the respective debt. The offset to interest expense was $4.3 million and $7.6 million for the three months ended March 31, 2008 and 2007, respectively.
Advertising Expense
We recognize advertising expenses as incurred. These expenses include media, public relations, promotional and sponsorship costs and on-line advertising. Total advertising expense was $16.7 million and $7.6 million for the three months ended March 31, 2008 and 2007, respectively. Total advertising expense for the three months ended March 31, 2008 includes $8.0 million of costs associated with traffic purchased and distributed to multiple advertiser landing pages with no comparable expense for the three months ended March 31, 2007.
Concentration of Credit Risk
Approximately 85% of our directory advertising revenues are derived from the sale of advertising to local small- and medium-sized businesses. Most new advertisers and advertisers desiring to expand their advertising programs are subject to a credit review. While we do not believe that extending credit to our local advertisers will have a material adverse effect on our results of operations or financial condition, no assurances can be given. During the three months ended March 31, 2008, we experienced adverse bad debt trends attributable to economic challenges in our markets. We do not require collateral from our advertisers, although we do charge interest to advertisers that do not pay by specified due dates. The remaining approximately 15% of our directory advertising revenues are derived from the sale of advertising to national or large regional chains. Substantially all of the revenues derived through national accounts are serviced through certified marketing representatives (“CMRs”) from which we accept orders. We receive payment for the value of advertising placed in our directories, net of the CMR’s commission, directly from the CMR. While we are still exposed to credit risk, the amount of losses from these accounts has been historically less than the local accounts as the advertisers, and in some cases the CMRs, tend to be larger companies with greater financial resources than local advertisers.
At March 31, 2008, we had interest rate swap agreements with major financial institutions with a notional value of $2.7 billion. We are exposed to credit risk in the event that one or more of the counterparties to the agreements does not, or cannot, meet their obligation. The notional amount is used to measure interest to be paid or received and does not represent the amount of exposure to credit loss. Any loss would be limited to the amount that would have been received over the remaining life of the swap agreement. The counterparties to the swap agreements are major financial institutions with credit ratings of AA- or higher. We do not currently foresee a material credit risk associated with these swap agreements; however, no assurances can be given.
(Loss) Earnings Per Share
We account for (loss) earnings per share (“EPS”) in accordance with SFAS No. 128, Earnings Per Share (“SFAS No. 128”). Under the guidance of SFAS No. 128, diluted EPS is calculated by dividing net (loss) income by the weighted average common shares outstanding plus dilutive potential common stock. Potential common stock includes stock options, stock appreciation rights (“SARs”) and restricted stock, the dilutive effect of which is calculated using the treasury stock method.
The calculation of basic and diluted EPS is presented below.

	Three Months Ended March 31,
	2008	2007

Basic EPS
Net (loss) income	$(1,623,111)	$15,951
Weighted average common shares outstanding	68,778	70,663

Basic (loss) earnings per share	$(23.60)	$0.23

	Three Months Ended March 31,
	2008	2007

Diluted EPS
Net (loss) income	$(1,623,111)	15,951
Weighted average common shares outstanding	68,778	70,663
Dilutive effect of stock awards (1)	—	1,340

Weighted average diluted shares outstanding	68,778	72,003

Diluted (loss) earnings per share	$(23.60)	$0.22

(1)	Due to the reported net loss for the three months ended March 31, 2008, the effect of all stock-based awards was anti-dilutive and therefore not included in the calculation of diluted EPS. For the three months ended March 31, 2008 and 2007, 6.1 million and 1.1 million shares, respectively, of stock-based awards had exercise prices that exceeded the average market price of the Company’s common stock for the respective period.
Stock-Based Awards
We account for stock-based compensation under SFAS No. 123 (R), Share-Based Payment (“SFAS No. 123 (R)”). The Company recorded stock-based compensation expense related to stock-based awards granted under our various employee and non-employee stock incentive plans of $10.8 million and $13.9 million for the three months ended March 31, 2008 and 2007, respectively.
On March 4, 2008, the Company granted 2.2 million SARs to certain employees, including executive officers, in conjunction with its annual grant of stock incentive awards. These SARs, which are settled in our common stock, were granted at a grant price of $7.11 per share, which was equal to the market value of the Company’s common stock on the grant date, and vest ratably over three years. In accordance with SFAS No. 123 (R), we recognized non-cash compensation expense related to these SARs of $3.0 million for the three months ended March 31, 2008.
Fair Value of Financial Instruments
In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We adopted SFAS No. 157 effective January 1, 2008. The adoption of SFAS No. 157 did not impact our consolidated financial position and results of operations. In accordance with SFAS No. 157, the following table represents our assets and liabilities that are measured at fair value on a recurring basis at March 31, 2008 and the level within the fair value hierarchy in which the fair value measurements are included.

Fair Value Measurements at
March 31, 2008
Using Significant Other
Description	Observable Inputs (Level 2)

Derivatives — Assets	$1,703
Derivatives — Liabilities	$(69,816)
In February 2008, the FASB issued Staff Position FAS 157-2, Effective Date of FASB Statement No. 157 (“FSP No. 157-2”), which defers the effective date of SFAS No. 157 for non-financial assets and liabilities, except for items that are recognized or disclosed at fair value on a recurring basis, to fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. The Company has elected the deferral option permitted by FSP No. 157-2 for its non-financial assets and liabilities initially measured at fair value in prior business combinations including intangible assets and goodwill.
Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and certain expenses and the disclosure of contingent assets and liabilities. Actual results could differ materially from those estimates and assumptions. Estimates and assumptions are used in the determination of recoverability of long-lived assets, sales allowances, allowances for doubtful accounts, depreciation and amortization, employee benefit plans expense, restructuring reserves, and certain assumptions pertaining to our stock-based awards, among others.

New Accounting Pronouncements
In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133 (“SFAS No. 161”). SFAS No. 161 amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and requires enhanced disclosures of derivative instruments and hedging activities such as the fair value of derivative instruments and presentation of their gains or losses in tabular format, as well as disclosures regarding credit risks and strategies and objectives for using derivative instruments. SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008. The Company is currently evaluating the potential impact the adoption of SFAS No. 161 will have on its consolidated financial statements.
We have reviewed other accounting pronouncements that were issued as of March 31, 2008, which the Company has not yet adopted, and do not believe that these pronouncements will have a material impact on our financial position or operating results.
3. Acquisitions
On August 23, 2007, we acquired Business.com, a leading business search engine and directory and performance based advertising network (the “Business.com Acquisition”). Business.com now operates as a direct, wholly-owned subsidiary of RHD. The results of Business.com have been included in our consolidated results commencing August 23, 2007.
On January 31, 2006, we acquired Dex Media. The acquired business of Dex Media and its subsidiaries (“Dex Media Business”) operates through Dex Media, Inc., one of RHD’s direct, wholly-owned subsidiaries. The results of the Dex Media Business have been included in the Company’s operating results commencing February 1, 2006.
4. Restructuring Charges
The table below highlights the activity in our restructuring reserves for the three months ended March 31, 2008.

	2003	2006	2007
	Restructuring	Restructuring	Restructuring
	Actions	Actions	Actions	Total

Balance at December 31, 2007	$763	$3,327	$5,542	$9,632
Additions to reserve charged to earnings	—	—	404	404
Payments	(67)	(581)	(1,229)	(1,877)

Balance at March 31, 2008	$696	$2,746	$4,717	$8,159

During the year ended December 31, 2007, we recognized a restructuring charge to earnings of $5.5 million associated with planned headcount reductions and consolidation of responsibilities to be effectuated during 2008 (“2007 Restructuring Actions”). During the three months ended March 31, 2008, we recognized a restructuring charge to earnings of $0.4 million associated with the 2007 Restructuring Actions. During the three months ended March 31, 2008, payments of $1.2 million were made associated with the 2007 Restructuring Actions.
As a result of the Dex Media Merger and integration of the Dex Media Business, approximately 120 employees were affected by a restructuring plan, of which 110 were terminated and 10 were relocated to our corporate headquarters in Cary, North Carolina. Additionally, we vacated certain of our leased Dex Media facilities in Colorado, Minnesota, Nebraska and Oregon. The costs associated with these actions are shown in the table above under the caption “2006 Restructuring Actions.” Payments made with respect to severance during the three months ended March 31, 2008 and 2007 totaled $0.1 million and $0.8 million, respectively. Payments of $0.5 million and $0.6 million were made with respect to the vacated leased Dex Media facilities during the three months ended March 31, 2008 and 2007, respectively. The remaining lease payments for these facilities will be made through 2016.
In connection with a prior business combination, a liability was established for vacated leased facilities, the costs of which are shown in the table above under the caption “2003 Restructuring Actions.” Payments for the three months ended March 31, 2008 reflect lease payments associated with those facilities. Remaining payments related to the 2003 Restructuring Actions will be made through 2012.

5. Credit Facilities
At March 31, 2008, total outstanding debt under our credit facilities was $3,640.6 million, comprised of $1,507.6 million under the RHDI credit facility, $1,101.9 million under the Dex Media East credit facility and $1,031.1 million under the Dex Media West credit facility.
RHDI
As of March 31, 2008, outstanding balances under RHDI’s senior secured credit facility, as amended and restated (“RHDI Credit Facility”), totaled $1,507.6 million, comprised of $301.2 million under Term Loan D-1 and $1,206.4 million under Term Loan D-2 and no amount was outstanding under the $175.0 million revolving credit facility (the “RHDI Revolver”) (with an additional $0.3 million utilized under a standby letter of credit). All Term Loans require quarterly principal and interest payments. The RHDI Credit Facility provides for a new Term Loan C for potential borrowings up to $400.0 million, such proceeds, if borrowed, to be used to fund acquisitions, refinance certain indebtedness or to make certain restricted payments. The RHDI Revolver matures in December 2009 and Term Loans D-1 and D-2 require accelerated amortization beginning in 2010 through final maturity in June 2011. The weighted average interest rate of outstanding debt under the RHDI Credit Facility was 4.39% and 6.50% at March 31, 2008 and December 31, 2007, respectively.
On May 8, 2008, we announced our intention to amend the RHDI Credit Facility. See Note 11, “Subsequent Events” for additional information.
Dex Media East
As of March 31, 2008, outstanding balances under the Dex Media East credit facility totaled $1,101.9 million, comprised of $700.0 million under Term Loan A and $400.0 million under Term Loan B and $1.9 million was outstanding under the $100.0 million revolving loan facility (“Dex Media East Revolver”) (with an additional $3.0 million utilized under three standby letters of credit). The Dex Media East Revolver and Term Loan A will mature in October 2013, and the Term Loan B will mature in October 2014. The weighted average interest rate of outstanding debt under the Dex Media East credit facility was 4.75% and 6.87% at March 31, 2008 and December 31, 2007, respectively.
Dex Media West
As of March 31, 2008, outstanding balances under the Dex Media West credit facility totaled $1,031.1 million, comprised of $135.8 million under Term Loan A, $307.1 million under Term Loan B-1, and $583.1 million under Term Loan B-2 and $5.1 million was outstanding under the $100.0 million revolving loan facility (“Dex Media West Revolver”). The Term Loan A and Dex Media West Revolver will mature in September 2009 and the Term Loan B-1 and Term Loan B-2 will mature in March 2010. The weighted average interest rate of outstanding debt under the Dex Media West credit facility was 4.49% and 6.51% at March 31, 2008 and December 31, 2007, respectively.
On May 8, 2008, we announced our intention to refinance the Dex Media West credit facility. See Note 11, “Subsequent Events” for additional information.
6. Income Taxes
The effective tax rate on loss before income taxes of 33.3% for the three months ended March 31, 2008 compares to an effective tax rate of 39.5% on income before income taxes for the three months ended March 31, 2007. As a result of the non-cash goodwill impairment charge of $2.5 billion recorded during the three months ended March 31, 2008, we recognized a decrease in our deferred tax liability of $825.1 million, which directly impacted our deferred tax benefit. The change in the effective tax rate for the three months ended March 31, 2008 is primarily due to the tax consequences of the non-cash goodwill impairment charge. The change in the effective tax rate is also attributable to the refinancing transactions conducted during the fourth quarter of 2007, which shifted interest expense to our subsidiaries with lower state income tax rates, and an increase in our valuation allowance related to certain 2008 state tax losses.

The following table summarizes the significant differences between the U.S. Federal statutory tax rate and our effective tax rate, which has been applied to the Company’s (loss) income before income taxes.

	Three Months Ended March 31,
	2008	2007

Statutory U.S. Federal tax rate	35.0%	35.0%
State and local taxes, net of U.S. Federal tax benefit	3.1	3.5
Non-deductible goodwill impairment charge	(4.7)	—
Other non-deductible expenses	—	1.0
Change in valuation allowance	(0.1)	—

Effective tax rate	33.3%	39.5%

7. Benefit Plans
In accordance with SFAS No. 132, Employers’ Disclosures About Pensions and Other Postretirement Benefits (Revised 2003), the following table provides the components of net periodic benefit cost for the three months ended March 31, 2008 and 2007.

			Postretirement
	Pension Benefits		Benefits
	Three Months		Three Months
	Ended March 31,		Ended March 31,
	2008	2007	2008	2007

Service cost	$3,512	$3,282	$497	$637
Interest cost	4,586	4,533	1,393	1,377
Expected return on plan assets	(5,058)	(4,940)	—	—
Amortization of prior service cost	49	33	167	430
Amortization of net loss	196	272	9	—

Net periodic benefit cost	$3,285	$3,180	$2,066	$2,444

During the three months ended March 31, 2008, the Company made contributions of $2.0 million to its pension plans. The Company did not make any contributions to its pension plans during the three months ended March 31, 2007. During the three months ended March 31, 2008 and 2007, the Company made contributions of $0.9 million and $1.1 million, respectively, to its postretirement plan. We expect to make total contributions of approximately $15.8 million and $6.8 million to our pension plans and postretirement plan, respectively, in 2008.
8. Business Segments
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
Based on our review of the latest information available, we believe our ultimate liability in connection with pending or threatened legal proceedings will not have a material adverse effect on our results of operations, cash flows or financial position. No material amounts have been accrued in our consolidated financial statements with respect to any such matters.
10. R.H. Donnelley Corporation (“Parent Company”) Financial Statements
The following condensed Parent Company financial statements should be read in conjunction with the condensed consolidated financial statements of RHD.
In general, under the terms of our credit facilities, substantially all of the net assets of the Company and its subsidiaries are restricted from being paid as dividends to any third party, and our subsidiaries are restricted from paying dividends, loans or advances to us with very limited exceptions.
R.H. Donnelley Corporation
Condensed Parent Company Balance Sheets

	March 31,	December 31,
	2008	2007

Assets

Cash and cash equivalents	$1,637	$18,900
Intercompany, net	210,422	279,244
Prepaid and other current assets	3,935	8,948

Total current assets	215,994	307,092

Investment in subsidiaries	3,663,321	5,231,597
Fixed assets and computer software, net	9,240	10,462
Other non-current assets	88,600	91,506
Intercompany note receivable	300,000	300,000

Total assets	$4,277,155	$5,940,657

Liabilities and Shareholders’ Equity

Accounts payable and accrued liabilities	$4,231	$14,032
Accrued interest	107,543	123,882

Total current liabilities	111,774	137,914

Long-term debt	3,965,649	3,962,871
Deferred income taxes, net	5,331	5,161
Other non-current liabilities	11,397	11,975

Shareholders’ equity	183,004	1,822,736

Total liabilities and shareholders’ equity	$4,277,155	$5,940,657

R.H. Donnelley Corporation
Condensed Parent Company Statements of Operations

	For the Three Months Ended March 31,
	2008	2007

Expenses	$6,872	$3,024
Partnership and equity (loss) income	(2,345,035)	82,352

Operating (loss) income	(2,351,907)	79,328
Interest expense, net	(81,573)	(52,965)

(Loss) income before income taxes	(2,433,480)	26,363
Benefit (provision) for income taxes	810,369	(10,412)

Net (loss) income	$(1,623,111)	$15,951

R.H. Donnelley Corporation
Condensed Parent Company Statements of Cash Flows

	For the Three Months
	Ended March 31,
	2008	2007

Cash flow from operating activities	$(65,372)	$(107,756)
Cash flow from investing activities:
Additions to fixed assets and computer software	(182)	(2,556)
Equity investment disposition (investment)	4,318	(2,500)

Net cash provided by (used in) investing activities	4,136	(5,056)

Cash flow from financing activities:
Increase in checks not yet presented for payment	96	232
Proceeds from employee stock option exercises	89	9,111
Repurchase of common stock	(6,112)	—
Dividends from subsidiaries	49,900	39,696

Net cash provided by financing activities	43,973	49,039

Change in cash	(17,263)	(63,773)
Cash at beginning of year	18,900	122,565

Cash at end of period	$1,637	$58,792

11. Subsequent Events
RHDI
RHD intends to amend the RHDI Credit Facility in order to, among other things, provide additional covenant flexibility and extend the maturity date of the RHDI Revolver to June 2011.
Dex Media West
Dex Media West intends to refinance its credit facility. The new Dex Media West credit facility is presently contemplated to consist of a $140.0 million Term Loan A maturing in October 2013, a $950.0 million Term Loan B maturing in October 2014 and a $100.0 million revolving credit facility maturing in October 2013. The new Dex Media West credit facility is presently contemplated to include a $400.0 million uncommitted incremental facility that may be incurred as additional revolving loans or additional term loans. The proceeds from the new Dex Media West credit facility is expected to be used to refinance the existing Dex Media West credit facility and pay related fees and expenses. We cannot assure you that the covenants and other features of the new Dex Media West credit facility will be as favorable as the corresponding terms of the current Dex Media West credit facility.
We expect to incur additional interest expense in connection with these refinancings. We cannot assure that any such refinancings will be completed in a timely manner, without conditions or at all.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Information
Certain statements contained in this Quarterly Report on Form 10-Q regarding our future operating results, performance, business plans or prospects and any other statements not constituting historical fact are “forward-looking statements” subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. Where possible, words such as “believe,” “expect,” “anticipate,” “should,” “will,” “would,” “planned,” “estimated,” “potential,” “goal,” “outlook,” “could,” and similar expressions, are used to identify such forward-looking statements. All forward-looking statements reflect only our current beliefs and assumptions with respect to our future results, business plans and prospects, and are based solely on information currently available to us. Accordingly, these statements are subject to significant risks and uncertainties and our actual results, business plans and prospects could differ significantly from those expressed in, or implied by, these statements. We caution readers not to place undue reliance on, and we undertake no obligation to update, other than imposed by law, any forward-looking statements. Such risks, uncertainties and contingencies include, but are not limited to, statements about the continuing benefits of the merger between R.H. Donnelley Corporation (“RHD”) and Dex Media, Inc. (“Dex Media”) (the “Dex Media Merger”), including future financial and operating results, RHD’s plans, objectives, expectations and intentions and other statements that are not historical facts. The following factors, among others, could cause actual results to differ from those set forth in the forward-looking statements: (1) the risk that the legacy Dex Media and RHD businesses will not continue to be integrated successfully; (2) the risk that the expected strategic advantages and remaining cost savings from the Dex Media Merger may not be fully realized or may take longer to realize than expected; (3) disruption from the Dex Media Merger making it more difficult to maintain relationships with customers, employees or suppliers; (4) our significant indebtedness and the limitations placed upon us under the related debt agreements; (5) the risk that the contemplated refinancings might not be completed in a timely manner, without conditions, or at all; and (6) general economic conditions and consumer sentiment in our markets. Additional risks and uncertainties are described in detail in Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2007. Unless otherwise indicated, the terms “Company,” “we,” “us” and “our” refer to R.H. Donnelley Corporation and its direct and indirect wholly-owned subsidiaries.
Corporate Overview
We are one of the nation’s largest Yellow Pages and online local commercial search companies, based on revenues, with 2007 revenues of approximately $2.7 billion. We publish and distribute advertiser content utilizing our own Dex brand and three of the most highly recognizable brands in the industry, Qwest, Embarq, and AT&T. In 2007, we extended our Dex brand into our AT&T and Embarq markets to create a unified identity for advertisers and consumers across all of our markets. Our Dex brand is considered a leader in local search in the Qwest markets, and we expect similar success in the AT&T and Embarq markets. In each market, we also co-brand our products with the applicable highly recognizable brands of AT&T, Embarq or Qwest, which further differentiates our search solutions from others.
Our Triple Play TM integrated marketing solutions suite encompasses an increasing number of tools that consumers use to find the businesses that sell the products and services they need to manage their lives and businesses: print Yellow Pages directories, our proprietary DexKnows.com TM online search site and the rest of the Internet via Dex Search Marketing ® tools. During 2007, our print and online solutions helped more than 600,000 national and local businesses in 28 states reach consumers who were actively seeking to purchase products and services. Our approximately 1,900 person sales force work on a daily basis to help bring these local businesses and consumers together to satisfy their mutual objectives utilizing our Triple Play products and services.
During 2007, we published and distributed print directories in many of the country’s most attractive markets including Albuquerque, Chicago, Denver, Las Vegas, Orlando, and Phoenix. Our print directories provide comprehensive local information to consumers, facilitating their active search for products and services offered by local merchants.

Our online products and services provide merchants with additional methods to connect with consumers who are actively seeking to purchase products and services using the Internet. These powerful offerings not only distribute local advertisers’ content to our proprietary Internet Yellow Pages (“IYP”) sites, but extend to other major online search platforms, including Google®, Yahoo!® and MSN ®, providing additional qualified leads for our advertisers. Our marketing consultants help local businesses create an advertising strategy and develop a customized media plan that takes full advantage of our traditional media products, our IYP local search site DexKnows.com, and our DexNet Internet Marketing services. The DexNet Internet Marketing services (collectively referred to as “Internet Marketing”) include online profile creation for local businesses, broad-based distribution across the Internet through a network of Internet partners and relationships which host our local business listings and content, search engine marketing (“SEM”) and search engine optimization (“SEO”) services.
This compelling set of Triple Play products and services, in turn, generates strong returns for advertisers. This strong advertiser return uniquely positions RHD and its 1,900 person sales force as trusted advisors for marketing support and service in the local markets we serve.
Recent Trends Related to Our Business
We have experienced a significant decline in our stock price during the latter part of 2007 and into 2008. We believe the decline in the stock price primarily reflects the investment community’s evolving view of (1) local media companies generally and (2) companies with significant financial leverage, particularly as the national economic outlook has become increasingly uncertain. In that regard, we note that our stock price decline has coincided with a significant drop in the stock prices of many other local media companies, as well as many companies with significant leverage, which have been adversely impacted by instability in the credit markets.
We also have been experiencing lower advertising sales primarily as a result of declines in recurring business (renewal and increase to existing advertisers, collectively), mainly driven by weaker housing trends, reduced consumer confidence and more cautious advertiser spending in our markets given their perception of the economic health of their respective markets. In addition, we have been experiencing adverse bad debt trends attributable to many of these same economic challenges in our markets. If these economic challenges in our markets continue, our advertising sales, bad debt experience and operating results would continue to be adversely impacted in future periods.
In response to these economic challenges facing the Company, we continue to actively manage expenses and are analyzing a host of initiatives to streamline operations and contain costs. At the same time, we are committing our sales force to focus on selling the value provided to local businesses through our Triple Play offering of print yellow pages, internet yellow pages and online search. In addition, we continue to invest in our future through initiatives such as systems modernization and consolidation, new print and digital product introductions and associated employee training. As economic conditions recover in our markets, we believe these investments will drive future revenue growth, thereby enhancing shareholder value.
As a result of the significant decline in the market value of the Company’s debt and equity securities, we recorded a non-cash goodwill impairment charge of $2.5 billion during the three months ended March 31, 2008. This charge was calculated in accordance with SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”), as further described in “Results of Operations.” The charge had no impact on operating cash flow, compliance with debt covenants, tax attributes or management’s outlook for the business. We will continue to evaluate the value of our debt and equity securities in accordance with SFAS No. 142 and SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS No. 144”).
Segment Reporting
Management reviews and analyzes its business of providing local commercial search products and solutions, including publishing yellow pages directories, as one operating segment.

New Accounting Pronouncements
In March 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 161, Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133 (“SFAS No. 161”). SFAS No. 161 amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and requires enhanced disclosures of derivative instruments and hedging activities such as the fair value of derivative instruments and presentation of their gains or losses in tabular format, as well as disclosures regarding credit risks and strategies and objectives for using derivative instruments. SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008. The Company is currently evaluating the potential impact the adoption of SFAS No. 161 will have on its consolidated financial statements.
We have reviewed other accounting pronouncements that were issued as of March 31, 2008, which the Company has not yet adopted, and do not believe that these pronouncements will have a material impact on our financial position or operating results.

RESULTS OF OPERATIONS
Three months ended March 31, 2008 and 2007
Factors Affecting Comparability
Reclassifications
Expenses presented as cost of revenues in our previous filings are now presented as production, publication and distribution expenses to more appropriately reflect the nature of these costs. Certain prior period amounts included in the condensed consolidated statement of operations have been reclassified to conform to the current period’s presentation. Selling and support expenses are now presented as a separate expense category in the condensed consolidated statements of operations. In prior periods, certain selling and support expenses were included in production, publication and distribution expenses and others were included in general and administrative expenses. Additionally, beginning in the fourth quarter of 2007, we began classifying adjustments for customer claims to sales allowance, which is deducted from gross revenues to determine net revenues. In prior periods, adjustments for customer claims were included in bad debt expense under general and administrative expenses. Bad debt expense is now included under selling and support expenses. Accordingly, we have reclassified adjustments for customer claims and bad debt expense for the three months ended March 31, 2007 to conform to the current period’s presentation. These reclassifications had no impact on operating income or net income for the three months ended March 31, 2007. The table below summarizes these reclassifications.

	Three months ended March 31, 2007
	As
	Previously		As
(amounts in millions)	Reported	Reclass	Reclassified

Net revenues	$662.8	$(1.5)	$661.3
Production, publication and distribution expenses	294.2	(179.6)	114.6
Selling and support expenses	—	178.2	178.2
General and administrative expenses	37.6	(0.1)	37.5
Acquisitions
On August 23, 2007, we acquired (the “Business.com Acquisition”) Business.com, Inc. (“Business.com”), a leading business search engine and directory and performance based advertising network. Business.com now operates as a direct, wholly-owned subsidiary of RHD and the results of Business.com have been included in our consolidated results commencing August 23, 2007. Therefore, our consolidated results for the three months ended March 31, 2008 include the results of Business.com, with no comparable results for the three months ended March 31, 2007.
Impact of Purchase Accounting
As a result of the Dex Media Merger and associated purchase accounting required by generally accepted accounting principles (“GAAP”), we recorded deferred directory costs, such as print, paper, delivery and commissions, related to directories that were scheduled to publish subsequent to the Dex Media Merger at their fair value, determined as (a) the estimated billable value of the published directory less (b) the expected costs to complete the directories, plus (c) a normal profit margin. We refer to this purchase accounting entry as “cost uplift.” Cost uplift associated with print, paper and delivery costs was amortized over the terms of the applicable directories to production, publication and distribution expenses, whereas cost uplift associated with commissions was amortized over the terms of the applicable directories to selling and support expenses. Cost uplift amortized to production, publication and distribution expenses and selling and support expenses totaled $8.9 million and $8.1 million, respectively, for the three months ended March 31, 2007, with no comparable expense for the three months ended March 31, 2008.

Net Revenues
The components of our net revenues for the three months ended March 31, 2008 and 2007 were as follows:

	Three months ended March 31,
(amounts in millions)	2008	2007	$ Change	% Change

Gross directory advertising revenues	$676.8	$668.6	$8.2	1.2%
Sales claims and allowances	(11.8)	(18.2)	6.4	35.2

Net directory advertising revenues	665.0	650.4	14.6	2.2
Other revenues	9.7	10.9	(1.2)	(11.0)

Total	$674.7	$661.3	$13.4	2.0%

Our directory advertising revenues are earned primarily from the sale of advertising in yellow pages directories we publish, net of sales claims and allowances. Directory advertising revenues also include revenues for Internet-based advertising products including online directories such as DexKnows.com and Business.com, and Internet Marketing services. Directory advertising revenues are affected by several factors, including changes in the quantity and size of advertisements, acquisition of new customers, renewal rates of existing customers, premium advertisements sold, changes in the advertisement pricing and the introduction of new products. Revenues with respect to print advertising and Internet-based advertising products that are sold with print advertising are recognized under the deferral and amortization method, whereby revenues are initially deferred when a directory is published and recognized ratably over the directory’s life, which is typically 12 months. Revenues with respect to Internet-based services that are not sold with print advertising, such as Internet Marketing services, are recognized as delivered or fulfilled.
Gross directory advertising revenues for the three months ended March 31, 2008 increased $8.2 million, or 1.2%, from the three months ended March 31, 2007. The increase in gross directory advertising revenues for the three months ended March 31, 2008 is primarily due to revenues from Business.com, with no comparable revenues for the three months ended March 31, 2007. The increase in gross directory advertising revenues is also attributable to increased revenues from our online products and services in all of our markets. These increases are partially offset by declines in print revenues primarily as a result of declines in recurring business, mainly driven by weaker housing trends, reduced consumer confidence and more cautious advertiser spending in our markets given their perception of the economic health of their respective markets.
Sales claims and allowances for the three months ended March 31, 2008 decreased $6.4 million, or 35.2%, from the three months ended March 31, 2007. The decrease in sales claims and allowances for the three months ended March 31, 2008 is primarily due to improved quality and lower claims experience in our Qwest markets of $7.2 million.
Other revenues for the three months ended March 31, 2008 decreased $1.2 million, or 11.0%, from the three months ended March 31, 2007. Other revenues include late fees received on outstanding customer balances, barter revenues, commissions earned on sales contracts with respect to advertising placed into other publishers’ directories, and sales of directories and certain other advertising-related products. The decrease in other revenues for the three months ended March 31, 2008 is primarily a result of declines in barter revenues and certain other advertising-related products in our Qwest markets of $1.0 million.
Advertising sales is a statistical measure and consists of sales of advertising in print directories distributed during the period and Internet-based products and services with respect to which such advertising first appeared publicly during the period. It is important to distinguish advertising sales from net revenues, which under GAAP are recognized under the deferral and amortization method. Advertising sales for the three months ended March 31, 2008 were $717.6 million, compared to $754.0 million for the three months ended March 31, 2007. Advertising sales for the three months ended March 31, 2007 include $13.3 million of advertising sales assuming the Business.com Acquisition occurred on January 1, 2007. The $36.4 million, or 4.8%, decrease in advertising sales for the three months ended March 31, 2008 is a result of declines in recurring business, mainly driven by weaker housing trends, reduced consumer confidence and more cautious advertiser spending in our markets given their perception of the economic health of their respective markets. These declines are partially offset by increases in our new online products and services and Business.com advertising sales.

Revenues with respect to print advertising, and Internet-based advertising products that are sold with print advertising, are recognized under the deferral and amortization method, whereby revenues are initially deferred when a directory is published and recognized ratably over the directory’s life, which is typically 12 months. Revenues with respect to Internet-based services that are not sold with print advertising, such as Internet Marketing services, are recognized as delivered or fulfilled.
Expenses
The components of our total expenses for the three months ended March 31, 2008 and 2007 were as follows:

	Three months ended March 31,
(amounts in millions)	2008	2007	$ Change	% Change

Production, publication and distribution expenses	$109.2	$114.6	$(5.4)	(4.7)%
Selling and support expenses	186.3	178.2	8.1	4.5
General and administrative expenses	34.9	37.5	(2.6)	(6.9)
Depreciation and amortization	118.3	103.0	15.3	14.9
Goodwill impairment	2,463.6	—	2,463.6	100.0

Total	$2,912.3	$433.3	$2,479.0	572.1%

Our expenses during the three months ended March 31, 2008 and 2007 include costs associated with our Triple Play strategy, with focus on our online products and services, and our directory publishing business with new product introductions in our Qwest, Embarq and AT&T markets. These costs relate to the continued launch of our new Dex market brand and our new uniform resource locator (“URL”), DexKnows.com, across our entire footprint, the continued introduction of plus companion directories in our Embarq and AT&T markets, as well as associated marketing and advertising campaigns, employee training associated with new product introductions and modernization and consolidation of our IT platform. We expect that these expenses will drive future advertising sales and revenue improvements.
Certain costs directly related to the selling and production of directories are initially deferred and recognized ratably over the life of the directory under the deferral and amortization method of accounting, with cost recognition commencing in the month directory distribution is substantially complete. These costs are specifically identifiable to a particular directory and include sales commissions and print, paper and initial distribution costs. Sales commissions include amounts paid to employees for sales to local advertisers and to certified marketing representatives (“CMRs”), which act as our channel to national advertisers. All other expenses, such as sales person salaries, sales manager compensation, sales office occupancy, publishing and information technology services, are not specifically identifiable to a particular directory and are recognized as incurred. Our costs recognized in a reporting period consist of: (i) costs incurred in that period and fully recognized in that period; (ii) costs incurred in a prior period, a portion of which is amortized and recognized in the current period; and (iii) costs incurred in the current period, a portion of which is amortized and recognized in the current period and the balance of which is deferred until future periods. Consequently, there will be a difference between costs recognized in any given period and costs incurred in the given period, which may be significant.
Production, Publication and Distribution Expenses
Total production, publication and distribution expenses for the three months ended March 31, 2008 were $109.2 million compared to $114.6 million for the three months ended March 31, 2007. The primary components of the $5.4 million, or 4.7%, decrease in production, publication and distribution expenses were as follows:

(amounts in millions)	$ Change

Increased internet production and distribution costs	$8.6
Decreased “cost uplift” expense	(8.9)
Decreased information technology (“IT”) expenses	(3.6)
Decreased print, paper and distribution costs	(2.9)
All other, net	1.4

Total decrease in production, publication and distribution expenses for the three months ended March 31, 2008	$(5.4)

During the three months ended March 31, 2008, we incurred $8.6 million of additional expenses related to internet production and distribution due to additional expenses from Business.com, with no comparable expenses for the three months ended March 31, 2007, and increased operations, distribution and clicks costs associated with increased revenues from our online products and services.
Amortization of cost uplift during the three months ended March 31, 2007 totaled $8.9 million, with no comparable expense for the three months ended March 31, 2008.
During the three months ended March 31, 2008, IT expenses declined $3.6 million, compared to the three months ended March 31, 2007, primarily due to cost savings resulting from lower rates associated with an IT contract that became effective in July 2007. This decline is partially offset by additional spending associated with our IT infrastructure to support our Triple Play products and services, and enhancements and technical support of multiple production systems as we continue to integrate to a consolidated IT platform.
During the three months ended March 31, 2008, print, paper and distribution costs declined $2.9 million, compared to the three months ended March 31, 2007. This decline is primarily due to our print product optimization program and negotiated price reductions in our print expenses.
Selling and Support Expenses
Total selling and support expenses for the three months ended March 31, 2008 were $186.3 million, compared to $178.2 million reported for the three months ended March 31, 2007. The primary components of the $8.1 million, or 4.5%, increase in selling and support expenses were as follows:

(amounts in millions)	$ Change

Increased advertising and branding expenses	$9.1
Increased bad debt expense	8.8
Decreased “cost uplift” expense	(8.1)
All other, net	(1.7)

Total increase in selling and support expenses for the three months ended March 31, 2008	$8.1

During the three months ended March 31, 2008, we incurred $9.1 million of additional advertising and branding expenses as compared to the three months ended March 31, 2007. Advertising expense for the three months ended March 31, 2008 includes $8.0 million of costs associated with traffic purchased and distributed to multiple advertiser landing pages, with no comparable expense for the prior corresponding period. The remaining increase in advertising and branding expenses relates to costs incurred to promote our Triple Play strategy, our Dex brand name for all of our print and online products, as well as the use of DexKnows.com as our new URL across our entire footprint.
During the three months ended March 31, 2008, bad debt expense increased $8.8 million, compared to the three months ended March 31, 2007, primarily due to higher provision rates, deterioration in accounts receivable aging categories and write-offs, which have been driven by weaker housing trends, reduced consumer confidence and more cautious advertiser spending in our markets given their perception of the economic health of their respective markets.
Amortization of cost uplift during the three months ended March 31, 2007 totaled $8.1 million, with no comparable expense for the three months ended March 31, 2008.

General and Administrative Expenses
General and administrative (“G&A”) expenses for the three months ended March 31, 2008 were $34.9 million compared to $37.5 million for the three months ended March 31, 2007. The primary components of the $2.6 million, or 6.9%, decrease in G&A expenses were as follows:

(amounts in millions)	$ Change

Decrease in non-cash stock-based compensation expense under SFAS No. 123 (R)	$(3.7)
Decrease in IT expenses	(1.3)
All other, net	2.4

Total decrease in G&A expenses for the three months ended March 31, 2008	$(2.6)

During the three months ended March 31, 2008, non-cash stock-based compensation expense under SFAS No. 123 (R) declined $3.7 million, compared to the three months ended March 31, 2007, primarily due to additional expense related to vesting of awards granted to retirement or early retirement eligible employees during the three months ended March 31, 2007.
During the three months ended March 31, 2008, IT expenses declined $1.3 million, compared to the three months ended March 31, 2007, primarily due to cost savings resulting from lower rates associated with an IT contract that became effective in July 2007. This decline is partially offset by additional spending associated with our IT infrastructure to support our Triple Play products and services, and enhancements and technical support of multiple production systems as we continue to integrate to a consolidated IT platform.
Depreciation and Amortization
Depreciation and amortization expense for the three months ended March 31, 2008 was $118.3 million compared to $103.0 million for the three months ended March 31, 2007. Amortization of intangible assets was $104.0 million for the three months ended March 31, 2008 compared to $89.8 million for the three months ended March 31, 2007. The increase in amortization expense for the three months ended March 31, 2008 is primarily due to recognizing a full period of amortization expense related to the local customer relationships intangible asset acquired in the Dex Media Merger of $7.5 million, which commenced in February 2007, and amortization of intangible assets acquired in the Business.com Acquisition of $4.9 million.
Depreciation of fixed assets and amortization of computer software was $14.3 million for the three months ended March 31, 2008 compared to $13.2 million for the three months ended March 31, 2007. The increase in depreciation expense for the three months ended March 31, 2008 was primarily due to recognizing depreciation expense related to capital projects placed in service during 2007.
Goodwill Impairment
As a result of the decline in the trading value of our debt and equity securities during the three months ended March 31, 2008 and continuing negative industry and economic trends that have directly affected our business, we performed impairment tests as of March 31, 2008 of our goodwill and definite-lived intangible assets in accordance with SFAS No. 142 and SFAS No. 144, respectively. We used certain estimates and assumptions in our impairment evaluations, including, but not limited to, projected future cash flows, revenue growth and customer attrition levels.
The impairment test of our definite-lived intangible assets was performed by comparing the carrying amount of our intangible assets to the sum of their undiscounted expected future cash flows. In accordance with SFAS No. 144, impairment exists if the sum of the undiscounted expected future cash flows is less than the carrying amount of the intangible asset, or its related group of assets. Our testing results of our definite-lived intangible assets indicated no impairment as of March 31, 2008. No impairment losses were recorded related to our definite-lived intangible assets during the three months ended March 31, 2008 and 2007.

The impairment test for our goodwill involved a two step process. The first step involved comparing the fair value of the Company with the carrying amount of its assets and liabilities, including goodwill. The fair value of the Company was determined using a market based approach, which reflects the market value of its debt and equity securities as of March 31, 2008. As a result of our testing, we determined that the Company’s fair value was less than the carrying amount of its assets and liabilities, requiring us to proceed with the second step of the goodwill impairment test. In the second step of the testing process, the impairment loss is determined by comparing the implied fair value of our goodwill to the recorded amount of goodwill. The implied fair value of goodwill is derived from a discounted cash flow analysis for the Company using a discount rate that results in the present value of assets and liabilities equal to the current fair value of the Company’s debt and equity securities. Based upon this analysis, we recognized a non-cash impairment charge of $2.5 billion during the three months ended March 31, 2008.
No impairment losses were recorded related to our goodwill during the three months ended March 31, 2007.
If the trading value of our debt and equity securities further declines, we will be required to again assess the fair values of the assets and liabilities of the Company and could conclude that goodwill and other long-lived assets are further impaired, which would result in additional impairment charges. In addition, if economic conditions in certain of our markets do not improve, we will be required to assess the recoverability of other intangible assets, which could result in additional impairment charges.
Operating (Loss) Income
Operating (loss) income for the three months ended March 31, 2008 and 2007 was as follows:

	Three months ended March 31,
(amounts in millions)	2008	2007	$ Change

Total	$(2,237.6)	$228.0	$(2,465.6)

Operating loss for the three months ended March 31, 2008 of $2.2 billion compares to operating income of $228.0 million for the three months ended March 31, 2007. The change to operating loss for the three months ended March 31, 2008 from operating income for the three months ended March 31, 2007 is primarily due to the non-cash goodwill impairment charge noted above as well as the revenue and expense trends described above.
Interest Expense, Net
Net interest expense for the three months ended March 31, 2008 was $195.9 million compared to $201.6 million for the three months ended March 31, 2007, and includes $5.4 million and $6.8 million, respectively, of non-cash amortization of deferred financing costs. The decrease in net interest expense of $5.7 million, or 2.8%, for the three months ended March 31, 2008 is primarily due to lower interest rates associated with the Company’s refinancing transactions conducted during the fourth quarter of 2007, as well as lower interest rates on our variable rate debt during the period. See “Liquidity and Capital Resources” for further detail regarding our debt obligations.
In conjunction with the Dex Media Merger and as a result of purchase accounting required under GAAP, we recorded Dex Media’s debt at its fair value on January 31, 2006. We recognize an offset to interest expense each period for the amortization of the corresponding fair value adjustment over the life of the respective debt. The offset to interest expense was $4.3 million and $7.6 million for the three months ended March 31, 2008 and 2007, respectively. The decline in the amortization of the fair value adjustment for the three months ended March 31, 2008 is directly attributable to the Company’s refinancing transactions conducted during the fourth quarter of 2007.

Income Taxes
The effective tax rate on loss before income taxes of 33.3% for the three months ended March 31, 2008 compares to an effective tax rate of 39.5% on income before income taxes for the three months ended March 31, 2007. As a result of the non-cash goodwill impairment charge of $2.5 billion recorded during the three months ended March 31, 2008, we recognized a decrease in our deferred tax liability of $825.1 million, which directly impacted our deferred tax benefit. The change in the effective tax rate for the three months ended March 31, 2008 is primarily due to the tax consequences of the non-cash goodwill impairment charge. The change in the effective tax rate is also attributable to the refinancing transactions conducted during the fourth quarter of 2007, which shifted interest expense to our subsidiaries with lower state income tax rates, and an increase in our valuation allowance related to certain 2008 state tax losses.
Net (Loss) Income and (Loss) Earnings Per Share
Net loss for the three months ended March 31, 2008 of $1.6 billion compares to net income of $16.0 million for the three months ended March 31, 2007. The change to net loss for the three months ended March 31, 2008 from net income for the three months ended March 31, 2007 is primarily due to the non-cash goodwill impairment charge noted above as well as the revenue and expense trends described above.
We account for (loss) earnings per share (“EPS”) in accordance with SFAS No. 128, Earnings Per Share (“SFAS No. 128”). Under the guidance of SFAS No. 128, diluted EPS is calculated by dividing net (loss) income by the weighted average common shares outstanding plus dilutive potential common stock. Potential common stock includes stock options, stock appreciation rights (“SARs”) and restricted stock, the dilutive effect of which is calculated using the treasury stock method.
See Note 2, “Summary of Significant Accounting Policies,” in Part 1 — Item 1 of this Quarterly Report on Form 10-Q for further details and computations of the basic and diluted EPS amounts. For the three months ended March 31, 2008, basic EPS was $(23.60), compared to basic EPS of $0.23 for the three months ended March 31, 2007. For the three months ended March 31, 2008, diluted EPS was $(23.60), compared to diluted EPS of $0.22 for the three months ended March 31, 2007. Due to the fact that there was a reported net loss for the three months ended March 31, 2008, the calculation of diluted EPS was anti-dilutive compared to basic EPS. Diluted EPS cannot be greater (or less of a loss) than basic EPS. Therefore, reported basic EPS and diluted EPS were the same for the three months ended March 31, 2008.

LIQUIDITY AND CAPITAL RESOURCES
Long-term debt of the Company at March 31, 2008 and December 31, 2007, including fair value adjustments required by GAAP as a result of the Dex Media Merger, consisted of the following:

(Amounts in thousands)	March 31, 2008	December 31, 2007

RHD
6.875% Senior Notes due 2013	$300,000	$300,000
6.875% Series A-1 Senior Discount Notes due 2013	340,211	339,222
6.875% Series A-2 Senior Discount Notes due 2013	615,438	613,649
8.875% Series A-3 Senior Notes due 2016	1,210,000	1,210,000
8.875% Series A-4 Senior Notes due 2017	1,500,000	1,500,000

R.H. Donnelley Inc. (“RHDI”)
Credit Facility	1,507,648	1,571,536

Dex Media, Inc.
8% Senior Notes due 2013	511,686	512,097
9% Senior Discount Notes due 2013	733,824	719,112

Dex Media East
Credit Facility	1,101,900	1,106,050

Dex Media West
Credit Facility	1,031,061	1,071,491
8.5% Senior Notes due 2010	397,554	398,736
5.875% Senior Notes due 2011	8,770	8,774
9.875% Senior Subordinated Notes due 2013	822,754	824,982

Total RHD Consolidated	10,080,846	10,175,649
Less current portion	186,343	177,175

Long-term debt	$9,894,503	$9,998,474

Credit Facilities
At March 31, 2008, total outstanding debt under our credit facilities was $3,640.6 million, comprised of $1,507.6 million under the RHDI credit facility, $1,101.9 million under the Dex Media East credit facility and $1,031.1 million under the Dex Media West credit facility.
RHDI
As of March 31, 2008, outstanding balances under RHDI’s senior secured credit facility, as amended and restated (“RHDI Credit Facility”), totaled $1,507.6 million, comprised of $301.2 million under Term Loan D-1 and $1,206.4 million under Term Loan D-2 and no amount was outstanding under the $175.0 million Revolving Credit Facility (the “RHDI Revolver”) (with an additional $0.3 million utilized under a standby letter of credit). All Term Loans require quarterly principal and interest payments. The RHDI Credit Facility provides for a new Term Loan C for potential borrowings up to $400.0 million, such proceeds, if borrowed, to be used to fund acquisitions, refinance certain indebtedness or to make certain restricted payments. The RHDI Revolver matures in December 2009 and Term Loans D-1 and D-2 require accelerated amortization beginning in 2010 through final maturity in June 2011. The weighted average interest rate of outstanding debt under the RHDI Credit Facility was 4.39% and 6.50% at March 31, 2008 and December 31, 2007, respectively.
On May 8, 2008, we announced our intention to amend the RHDI Credit Facility. See “Proposed Refinancing” below for additional information.

Dex Media East
As of March 31, 2008, outstanding balances under the Dex Media East credit facility totaled $1,101.9 million, comprised of $700.0 million under Term Loan A and $400.0 million under Term Loan B and $1.9 million was outstanding under the $100.0 million revolving loan facility (“Dex Media East Revolver”) (with an additional $3.0 million utilized under three standby letters of credit). The Dex Media East Revolver and Term Loan A will mature in October 2013, and the Term Loan B will mature in October 2014. The weighted average interest rate of outstanding debt under the Dex Media East credit facility was 4.75% and 6.87% at March 31, 2008 and December 31, 2007, respectively.
Dex Media West
As of March 31, 2008, outstanding balances under the Dex Media West credit facility totaled $1,031.1 million, comprised of $135.8 million under Term Loan A, $307.1 million under Term Loan B-1, and $583.1 million under Term Loan B-2 and $5.1 million was outstanding under the $100.0 million revolving loan facility (“Dex Media West Revolver”). The Term Loan A and Dex Media West Revolver will mature in September 2009 and the Term Loan B-1 and Term Loan B-2 will mature in March 2010. The weighted average interest rate of outstanding debt under the Dex Media West credit facility was 4.49% and 6.51% at March 31, 2008 and December 31, 2007, respectively.
On May 8, 2008, we announced our intention to refinance the Dex Media West credit facility. See “Proposed Refinancing” below for additional information.
Impact of Purchase Accounting
As a result of the Dex Media Merger and in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations (“SFAS No. 141”), we were required to record Dex Media’s outstanding debt at its fair value as of the date of the Dex Media Merger, and as such, a fair value adjustment was established at January 31, 2006. This fair value adjustment is amortized as a reduction of interest expense over the remaining term of the respective debt agreements using the effective interest method and does not impact future scheduled interest or principal payments. Amortization of the fair value adjustment included as a reduction of interest expense was $4.3 million and $7.6 million for the three months ended March 31, 2008 and 2007, respectively. As of March 31, 2008, $99.5 million of the fair value adjustment remains unamortized as shown in the following table.

			Long-Term
			Debt at March
	Unamortized	Long-	31, 2008
	Fair Value	Term	Excluding
	Adjustment at	Debt at	Unamortized
	March 31,	March 31,	Fair Value
(amounts in millions)	2008	2008	Adjustment

Dex Media, Inc. 8% Senior Notes	$11.7	$511.7	$500.0
Dex Media, Inc. 9% Senior Discount Notes	14.1	733.8	719.7
Dex Media West 8.5% Senior Notes	12.5	397.6	385.1
Dex Media West 5.875% Senior Notes	0.1	8.8	8.7
Dex Media West 9.875% Senior Subordinated Notes	61.1	822.8	761.7

Total Dex Media Outstanding Debt at January 31, 2006	$99.5	$2,474.7	$2,375.2

Proposed Refinancings
We have launched a series of refinancings that we expect will reduce near-term mandatory debt repayments, extend our maturity profile and reduce debt levels. These refinancings include, without limitation, amendments to the RHDI Credit Facility and the Dex Media West credit facility. We expect to incur additional interest expense in connection with the proposed refinancings. We cannot assure that any such refinancings will be completed in a timely manner, without conditions or at all.
RHDI
RHD intends to amend the RHDI Credit Facility in order to, among other things, provide additional covenant flexibility and extend the maturity date of the RHDI Revolver to June 2011.
Dex Media West
Dex Media West intends to refinance its credit facility. The new Dex Media West credit facility is presently contemplated to consist of a $140.0 million Term Loan A maturing in October 2013, a $950.0 million Term Loan B maturing in October 2014 and a $100.0 million revolving credit facility maturing in October 2013. The new Dex Media West credit facility is presently contemplated to include a $400.0 million uncommitted incremental facility that may be incurred as additional revolving loans or additional term loans. The proceeds from the new Dex Media West credit facility is expected to be used to refinance the existing Dex Media West credit facility and pay related fees and expenses. We cannot assure you that the covenants and other features of the new Dex Media West credit facility will be as favorable as the corresponding terms of the current Dex Media West credit facility.
Liquidity and Cash Flows
Our primary source of liquidity will continue to be cash flow generated from operations as well as available borrowing capacity under the revolver portions of the Company’s credit facilities. We expect that our primary liquidity requirements will be to fund operations and service the Company’s indebtedness. Our ability to meet our debt service requirements will be dependent on our ability to generate sufficient cash from operations and incur additional borrowings under the Company’s credit facilities. Our primary sources of cash flow will consist mainly of cash receipts from the sale of advertising in our yellow pages and from our online products and services and can be impacted by, among other factors, general economic conditions, competition from other yellow pages directory publishers and other alternative products, consumer confidence and the level of demand for our advertising products and services. We believe that cash flows from operations, along with borrowing capacity under the revolver portions of the Company’s credit facilities, will be adequate to fund our operations and capital expenditures and meet our debt service requirements for at least the next 15 months. Further, assuming we successfully complete the Dex Media West credit facility refinancing, we believe that cash flows from operations, along with borrowing capacity under the revolver portions of the Company’s credit facilities, will be adequate to fund our operations and capital expenditures and meet our debt service requirements for at least the next 24 months. However, we make no assurances that our business will generate sufficient cash flow from operations or that sufficient borrowing capacity will be available under the revolver portions of the Company’s credit facilities to enable us to fund our operations and capital expenditures, meet all debt service requirements, pursue all of our strategic initiatives, or for other purposes. From time to time we may purchase our equity and/or debt securities and/or our subsidiaries’ debt securities through privately negotiated transactions, open market purchases or otherwise depending on, among other things, the availability of funds, alternative investments and market conditions.
Primarily as a result of our business combinations, we have a significant amount of debt. Aggregate outstanding debt as of March 31, 2008 was $10.1 billion (including fair value adjustments required by GAAP as a result of the Dex Media Merger).
During the three months ended March 31, 2008, we made scheduled principal payments of $31.4 million and prepaid an additional $60.0 million in principal under our credit facilities, which resulted in total credit facility repayments of $91.4 million excluding revolver payments. During the three months ended March 31, 2008, we made revolver payments of $232.4 million offset by revolver borrowings of $215.3 million resulting in a net decrease of $17.1 million of the revolver portions under the Company’s credit facilities.
For the three months ended March 31, 2008, we made aggregate cash interest payments of $214.3 million. At March 31, 2008, we had $29.9 million of cash and cash equivalents before checks not yet presented for payment of $14.9 million, and combined available borrowings under our revolvers of $364.7 million. During the three months ended March 31, 2008, we periodically utilized our revolvers as a financing resource to balance the timing of our periodic payments and our prepayments made under our credit facilities and interest payments on our senior notes and our subsidiaries’ senior notes and senior subordinated notes with the timing of cash receipts from operations. Our present intention is to repay borrowings under all revolvers in a timely manner and keep any outstanding amounts to a minimum.

Cash provided by operating activities was $99.9 million for the three months ended March 31, 2008. Key contributors to operating cash flow include the following:
•	$(1,623.1) million in net loss, which includes the impact of the non-cash goodwill impairment charge.

•	$1,651.5 million of net non-cash items consisting of the non-cash goodwill impairment charge of $2,463.6 million, offset by $(812.1) million in deferred income taxes, which includes the tax impact of the non-cash goodwill impairment charge.

•	$150.5 million of other net non-cash items primarily consisting of $118.3 million of depreciation and amortization, $29.8 million in bad debt provision and $10.8 million of stock-based compensation expense, partially offset by $(8.4) million in other non-cash items, primarily related to the amortization of deferred financing costs and amortization of the fair value adjustments required by GAAP as a result of the Dex Media Merger, which reduced interest expense.

•	$39.3 million net use of cash from an increase in accounts receivable of $65.7 million due to an increase in days outstanding of customer balances and deterioration in accounts receivable aging categories, which has been driven by weaker economic conditions, as well as publication cycle seasonality, offset by an increase in deferred directory revenues of $26.4 million. The change in deferred revenues and accounts receivable are analyzed together given the fact that when a directory is published, the annual billable value of that directory is initially deferred and unbilled accounts receivable are established. Each month thereafter, typically one twelfth of the billing value is recognized as revenues and billed to customers.

•	$21.6 million net source of cash from a decrease in other assets, primarily consisting of a $34.3 million decrease in prepaid directory costs resulting from publication seasonality, offset by a $12.7 million increase in other current and non-current assets, primarily relating to deferred commissions, print, paper and delivery costs and changes in the fair value of the Company’s interest rate swap agreements.

•	$52.9 million net use of cash from a decrease in accounts payable and accrued liabilities, primarily reflecting a $41.9 million decrease in accrued interest payable on outstanding debt resulting from interest payments of $247.8 million, partially offset by $205.9 million in accruals during the period, and a $41.0 million decrease in trade accounts payable resulting from timing of invoice processing versus payment thereon, offset by a $30.0 million increase in accrued liabilities, which include accrued salaries and related bonuses and accrued income taxes.

•	$8.4 million decrease in other non-current liabilities, including pension and postretirement long-term liabilities.

Cash used in investing activities for the three months ended March 31, 2008 was $5.8 million and includes the following:
•	$10.1 million used to purchase fixed assets, primarily computer equipment, software and leasehold improvements.

•	$4.3 million in cash proceeds from the disposition of an equity investment in the fourth quarter of 2007, which were received in January 2008.
Cash used in financing activities for the three months ended March 31, 2008 was $110.3 million and includes the following:
•	$91.4 million in principal payments on term loans under our credit facilities. Of this amount, $31.4 million represents scheduled principal payments and $60.0 million represents principal payments made on an accelerated basis, at our option, from available cash flow generated from operations.

•	$215.3 million in borrowings under our revolvers, used primarily to fund temporary working capital requirements.

•	$232.4 million in principal payments on our revolvers.

•	$6.1 million used to repurchase our common stock. This use of cash pertains to common stock repurchases made during 2007 that had not settled as of December 31, 2007.

•	$4.2 million in the increased balance of checks not yet presented for payment.

•	$0.1 million in proceeds from the exercise of employee stock options.
Cash provided by operating activities was $143.8 million for the three months ended March 31, 2007. Key contributors to operating cash flow include the following:
•	$16.0 million in net income.

•	$159.5 million of net non-cash charges primarily consisting of $103.0 million of depreciation and amortization, $21.0 million in bad debt provision, $13.9 million of stock-based compensation expense and $11.4 million in other non-cash charges, primarily related to the amortization of deferred financing costs and amortization of the fair value adjustments required by GAAP as a result of the Dex Media Merger, and $10.2 million in deferred income taxes.

•	$15.0 million net use of cash from an increase in accounts receivable of $58.1 million offset by an increase in deferred directory revenues of $43.1 million. The change in deferred revenues and accounts receivable are analyzed together given the fact that when a directory is published, the annual billable value of that directory is initially deferred and unbilled accounts receivable are established. Each month thereafter, typically one twelfth of the billing value is recognized as revenues and billed to customers.

•	$31.5 million net source of cash from an decrease in other assets, consisting of a $35.4 million decrease in prepaid expenses and other current assets, offset by a $3.9 million increase in other non-current assets, primarily relating to changes in the fair value of the Company’s interest rate swap agreements.

•	$56.4 million net use of cash from a decrease in accounts payable and accrued liabilities, primarily reflecting a $29.7 million decrease in accrued liabilities, including accrued salaries and related bonuses, and a $32.6 million decrease in accrued interest payable on outstanding debt, offset by a $5.9 million increase in trade accounts payable.

•	$8.2 million net source of cash from an increase in other non-current liabilities, including pension and postretirement long-term liabilities.

Cash used in investing activities for the three months ended March 31, 2007 was $15.6 million and includes the following:
•	$13.1 million used to purchase fixed assets, primarily computer equipment, software and leasehold improvements.

•	$2.5 million used to fund an equity investment.
Cash used in financing activities for the three months ended March 31, 2007 was $209.7 million and includes the following:
•	$419.9 million in principal payments on debt borrowed under each of the credit facilities. Of this amount, $73.5 million represents scheduled principal payments, $120.0 million represents principal payments made on an accelerated basis, at our option, from excess cash flow generated from operations and $226.4 million represents principal payments on the revolvers.

•	$207.3 million source in borrowings under the revolvers.

•	$9.1 million in proceeds from the exercise of employee stock options.

•	$6.2 million in the decreased balance of checks not yet presented for payment.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk and Risk Management
The RHDI Credit Facility and the Dex Media West and Dex Media East credit facilities bear interest at variable rates and, accordingly, our earnings and cash flow are affected by changes in interest rates. The RHDI Credit Facility requires that we maintain hedge agreements to provide either a fixed interest rate or interest rate protection on at least 50% of RHDI’s total outstanding debt. The Dex Media West and Dex Media East credit facilities require that we maintain hedge agreements to provide a fixed rate on at least 33% of their respective indebtedness.
The Company has entered into interest rate swaps that effectively convert approximately $2.7 billion or 73% of the Company’s variable rate debt to fixed rate debt as of March 31, 2008. At March 31, 2008, approximately 36% of our total debt outstanding consists of variable rate debt, excluding the effect of our interest rate swaps. Including the effect of our interest rate swaps, total fixed rate debt comprised approximately 90% of our total debt portfolio as of March 31, 2008. The interest rate swaps mature at varying dates from May 2008 through March 2013.
Under the terms of the agreements, the Company receives variable interest based on three-month LIBOR and pays a weighted average fixed rate of 4.4%. The weighted average variable rate received on our interest rate swaps was 3.0% for the three months ended March 31, 2008. These periodic payments and receipts are recorded as interest expense.
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
Interest rate swaps with a notional value of $2.7 billion have been designated as cash flow hedges and provided an effective hedge of the three-month LIBOR-based interest payments on $2.7 billion of bank debt.
Certain interest rate swaps acquired as a result of the Dex Media Merger with a notional amount of $125.0 million remained undesignated as cash flow hedges at March 31, 2007. For the three months ended March 31, 2007, the Company recorded additional interest expense of $0.4 million as a result of the change in fair value of the acquired undesignated interest rate swaps. All undesignated interest rate swaps acquired as a result of the Dex Media Merger were settled as of December 31, 2007.

Market Risk Sensitive Instruments
The Company utilizes a combination of fixed-rate and variable-rate debt to finance its operations. The variable-rate debt exposes the Company to variability in interest payments due to changes in interest rates. Management believes that it is prudent to mitigate the interest rate risk on a portion of its variable-rate borrowings. To satisfy this objective, the Company has entered into fixed interest rate swap agreements to manage fluctuations in cash flows resulting from changes in interest rates on variable-rate debt. Certain interest rate swap agreements have been designated as cash flow hedges. In accordance with the provisions of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”), as amended by SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, an Amendment of FAS 133 and SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, the swaps are recorded at fair value. On a quarterly basis, the fair values of the swaps are determined based on quoted market prices and, assuming effectiveness, the differences between the fair value and the book value of the swaps are recognized in accumulated other comprehensive loss, a component of shareholders’ equity. The swaps and the hedged item (three-month LIBOR-based interest payments on $2.7 billion of bank debt) have been designed so that the critical terms (interest reset dates, duration and index) coincide. Assuming the critical terms continue to coincide, the cash flows from the swaps will exactly offset the cash flows of the hedged item and no ineffectiveness will exist.
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
Based on our review of the latest information available, we believe our ultimate liability in connection with pending or threatened legal proceedings will not have a material adverse effect on our results of operations, cash flows or financial position. No material amounts have been accrued in our consolidated financial statements with respect to any such matters.
Item 1A. Risk Factors
The three risk factors presented below replace and supersede risk factors numbered 3, 5 and 9, respectively, set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007 (“2007 Form 10-K”). There have been no other material changes to the Company’s risk factors as disclosed in Item 1A, “Risk Factors,” in our 2007 Form 10-K.
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
Virtually all independent publishers compete aggressively on price to increase market share. This may affect our pricing or revenues in the future. Due to the recent economic environment and trends in our industry, we have experienced a decline in advertising sales in the first quarter of 2008 and we expect this trend to continue throughout 2008.
Some of the incumbent and independent publishers with which we compete are larger than we are and have greater financial resources than we have. Although we may have limited market overlap with incumbent publishers relative to the size of our overall footprint, we may not be able to compete effectively with these publishers for advertising sales in these limited markets. In addition, incumbent and independent publishers may commit more resources to certain markets than we are able to commit, thus limiting our ability to compete effectively with these publishers in these areas for advertising sales. Similarly, we may face increased competition from these companies or others (including private equity firms) for acquisitions in the future.

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
Directory publishers, including us, have increasingly bundled online advertising with their traditional print offerings in an attempt to increase advertiser value, increase customer retention and enhance total usage. We compete through our IYP sites with the IYP directories of independent and other incumbent directory publishers, and with other Internet sites, including those available through wireless applications that provide classified directory information, such as YellowPages.com, Switchboard.com, Superpages.com and Citysearch.com, and with search engines and portals, such as Yahoo!, Google, MSN and others. We may not be able to compete effectively with these other companies, some of which may have greater resources than we do, for advertising sales or acquisitions in the future. Our Internet strategy and our business may be adversely affected if major search engines build local sales forces or otherwise begin to more effectively reach small local businesses for local commercial search services.
Our ability to provide Internet Marketing solutions to our advertisers is dependent upon relationships with major Internet search companies. Loss of key relationships or changes in the level of service provided by these search companies could impact performance of our Internet Marketing solutions. The success of our relationships with Internet search companies also depends on the compatibility of our technologies, and we have in the past, and may in the future, experience difficulties in this regard. Many of these Internet search companies are larger than we are and have greater financial resources than we have. We may not be able to compete effectively with these companies for advertising sales or acquisitions in the future, particularly should Internet based advertising sales become increasingly accessible to small- and medium- sized businesses. In addition, Internet Marketing services are provided by many other competitors within the territory we service and our advertisers could choose to work with other, sometimes larger providers of these services or with search engines directly.
Competition from other Yellow Pages publishers, other forms of traditional media and the Internet may affect our ability to attract and retain advertisers and to increase advertising rates.
In addition, the market position of telephone utilities, including those with which we have relationships, may be adversely impacted by the Telecommunications Act of 1996, referred to as the Telecommunications Act, which effectively opened local telephone markets to increased competition. In addition, Federal Communication Commission rules regarding local number portability, advances in communications technology (such as wireless devices and voice over Internet protocol) and demographic factors (such as potential shifts in younger generations away from wire line telephone communications towards wireless or other communications technologies) may further erode the market position of telephone utilities, including Qwest, Embarq and AT&T. As a result, it is possible that Qwest, Embarq and AT&T will not remain the primary local telephone service provider in their local service areas. If Qwest, Embarq or AT&T were no longer the primary local telephone service provider in any particular local service area, our license to be the exclusive publisher in that market and to use the incumbent local exchange carrier (“ILEC”) brand name on our directories in that market may not be as valuable as we presently anticipate, and we may not realize some of the existing benefits under our commercial arrangements with Qwest, Embarq or AT&T.

5) Recognition of impairment charges for our intangible assets or goodwill
At March 31, 2008, the net carrying value of our intangible assets totaled approximately $11.1 billion and the net carrying value of our goodwill totaled approximately $660.2 million. Our intangible assets are subject to impairment testing in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-lived Assets, and our goodwill is subject to impairment tests in accordance with SFAS No. 142, Goodwill and Other Intangible Assets. We review the carrying value of our intangible assets and goodwill for impairment whenever events or circumstances indicate that their carrying amount may not be recoverable. Significant negative industry or economic trends, including the market price of our common stock or the fair value of our debt, disruptions to our business, unexpected significant changes or planned changes in the use of the intangible assets, and mergers and acquisitions could result in an impairment charge for any of our intangible assets, goodwill or other long-lived assets.
As a result of the decline in the trading value of our debt and equity securities during the three months ended March 31, 2008 and continuing negative industry and economic trends that have directly affected our business, we performed impairment tests as of March 31, 2008 of our goodwill and definite-lived intangible assets in accordance with SFAS No. 142 and SFAS No. 144, respectively. We used certain estimates and assumptions in our impairment evaluations, including, but not limited to, projected future cash flows, revenue growth and customer attrition levels. As a result of this testing, we recorded a $2.5 billion non-cash, pre-tax charge associated with goodwill impairment in the first quarter of 2008.
If the trading value of our debt and equity securities further declines, we will be required to again assess the fair values of our assets and liabilities and could conclude that goodwill and other long-lived assets are further impaired, which would result in additional impairment charges. In addition, if economic conditions in certain markets do not improve, we will be required to assess the recoverability of other intangible assets, which could result in additional impairment charges. Any additional impairment charge related to our intangible assets, goodwill or other long-lived assets could have a significant effect on our financial position and results of operations in the periods recognized.
9) Future changes in directory publishing obligations in Qwest and AT&T markets and other regulatory matters
Pursuant to our publishing agreement with Qwest, we are required to discharge Qwest’s regulatory obligation to publish White Pages directories covering each service territory in the 14 Qwest states where it provided local telephone service as the incumbent service provider as of November 8, 2002. If the staff of a state public utility commission in a Dex Media state were to impose additional or changed legal requirements in any of Qwest’s service territories with respect to this obligation, we would be obligated to comply with these requirements on behalf of Qwest, even if such compliance were to increase our publishing costs. Pursuant to the publishing agreement, Qwest will only be obligated to reimburse us for one half of any material net increase in our costs of publishing directories that satisfy Qwest’s publishing obligations (less the amount of any previous reimbursements) resulting from new governmental legal requirements, and this obligation will expire on November 7, 2009. Our competitive position relative to competing directory publishers could be adversely affected if we are not able to recover from Qwest that portion of our increased costs that Qwest has agreed to reimburse and, moreover, we cannot assure you that we would be able to increase our revenue to cover any unreimbursed compliance costs.
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
As the IYP directories industry develops, specific laws relating to the provision of Internet services and the use of Internet and Internet-related applications may become relevant. Regulation of the Internet and Internet-related services is itself still developing both formally by, for instance, statutory regulation, and also less formally by, for instance, industry self regulation. If our regulatory environment becomes more restrictive, including by increased Internet regulation, our profitability could decrease.
Our operations, as well as the properties owned and leased for our business, are subject to stringent laws and regulations relating to environmental protection. The failure to comply with applicable environmental laws, regulations or permit requirements, or the imposition of liability related to waste disposal or other matters arising under these laws, could result in civil or criminal fines, penalties or enforcement actions, third-party claims for property damage and personal injury or requirements to clean up property or other remedial actions. Some of these laws provide for “strict liability,” which can render a party liable for environmental or natural resource damage without regard to negligence or fault on the part of the party.
In addition, new laws and regulations (including, for example, limiting distribution of print directories), new interpretations of existing laws and regulations, increased governmental enforcement or other developments could require us to make additional unforeseen expenditures or could lead to us suffering declines in revenues. For example, “opt out” legislation has been proposed in certain states where we operate that would allow consumers to opt out of the delivery of print yellow pages. Although to date, this proposed legislation has not been signed into law in any of the states where we operate, we cannot assure you that similar legislation will not be passed in the future. If such legislation were to become effective, it could have a material adverse effect on the usage of our products and, ultimately, our revenues. Depending on the consistency of the legislation if adopted in multiple jurisdictions, it could materially increase our operating costs in order to comply. We are adopting voluntary measures to permit consumers to share with us their preferences with respect to the delivery of our various print and digital products. If a large number of consumers advise us that they do not desire delivery of our products, the usage of our products and, ultimately our revenues, could materially decline, which may have an adverse effect on our financial condition and results of operations.
Many of these laws and regulations are becoming increasingly stringent, and the cost of compliance with these requirements can be expected to increase over time. To the extent that the costs associated with meeting any of these requirements are substantial and not adequately provided for, there could be a material adverse effect on our businesses, financial condition and results of operations.

Item 6. Exhibits

Exhibit No.	Document

31.1*	Certification of Quarterly Report on Form 10-Q for the period ended March 31, 2008 by David C. Swanson, Chairman and Chief Executive Officer of R.H. Donnelley Corporation under Section 302 of the Sarbanes-Oxley Act

31.2*	Certification of Quarterly Report on Form 10-Q for the period ended March 31, 2008 by Steven M. Blondy, Executive Vice President and Chief Financial Officer of R.H. Donnelley Corporation under Section 302 of the Sarbanes-Oxley Act

32.1*	Certification of Quarterly Report on Form 10-Q for the period ended March 31, 2008 under Section 906 of the Sarbanes-Oxley Act by David C. Swanson, Chairman and Chief Executive Officer, and Steven M. Blondy, Executive Vice President and Chief Financial Officer, for R.H. Donnelley Corporation

*	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

R.H. DONNELLEY CORPORATION

Date: May 8, 2008	By:	/s/ Steven M. Blondy
Steven M. Blondy
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

/s/ R. Barry Sauder

R. Barry Sauder
Vice President, Corporate Controller and Chief Accounting Officer
(Principal Accounting Officer)

Exhibit Index

Exhibit No.	Document

31.1*	Certification of Quarterly Report on Form 10-Q for the period ended March 31, 2008 by David C. Swanson, Chairman and Chief Executive Officer of R.H. Donnelley Corporation under Section 302 of the Sarbanes-Oxley Act

31.2*	Certification of Quarterly Report on Form 10-Q for the period ended March 31, 2008 by Steven M. Blondy, Executive Vice President and Chief Financial Officer of R.H. Donnelley Corporation under Section 302 of the Sarbanes-Oxley Act

32.1*	Certification of Quarterly Report on Form 10-Q for the period ended March 31, 2008 under Section 906 of the Sarbanes-Oxley Act by David C. Swanson, Chairman and Chief Executive Officer, and Steven M. Blondy, Executive Vice President and Chief Financial Officer, for R.H. Donnelley Corporation

*	Filed herewith.