Form 10-Q
period 2008-06-30
R H DONNELLEY CORP
filed 2008-07-30
CIK 30419

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of the issuer’s classes of common stock, as of the latest practicable date:

Title of class	Shares Outstanding at July 15, 2008
Common Stock, par value $1 per share	68,805,374

R.H. DONNELLEY CORPORATION

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements
R.H. Donnelley Corporation and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)

	June 30,	December 31,
(in thousands, except share data)	2008	2007

Assets
Current Assets
Cash and cash equivalents	$82,009	$46,076
Accounts receivable
Billed	268,941	258,839
Unbilled	905,925	847,446
Allowance for doubtful accounts and sales claims	(46,699)	(42,817)

Net accounts receivable	1,128,167	1,063,468
Deferred directory costs	197,981	183,687
Short-term deferred income taxes, net	57,193	47,759
Prepaid expenses and other current assets	77,410	126,201

Total current assets	1,542,760	1,467,191

Fixed assets and computer software, net	186,801	187,680
Other non-current assets	194,071	139,406
Intangible assets, net	10,962,740	11,170,482
Goodwill	—	3,124,334

Total Assets	$12,886,372	$16,089,093

Liabilities and Shareholders’ (Deficit) Equity

Current Liabilities
Accounts payable and accrued liabilities	$188,087	$230,693
Accrued interest	166,931	198,828
Deferred directory revenues	1,208,526	1,172,035
Current portion of long-term debt	76,954	177,175

Total current liabilities	1,640,498	1,778,731

Long-term debt	9,819,397	9,998,474
Deferred income taxes, net	1,338,934	2,288,384
Other non-current liabilities	185,669	200,768

Total liabilities	12,984,498	14,266,357

Commitments and contingencies

Shareholders’ (Deficit) Equity
Common stock, par value $1 per share, authorized — 400,000,000 shares; issued — 88,169,275 shares at June 30, 2008 and December 31, 2007; outstanding — 68,801,513 shares and 68,758,026 shares at June 30, 2008 and December 31, 2007, respectively	88,169	88,169
Additional paid-in capital	2,418,387	2,402,181
Accumulated deficit	(2,347,554)	(385,540)
Treasury stock, at cost, 19,367,762 shares at June 30, 2008 and 19,411,249 shares at December 31, 2007	(256,283)	(256,334)
Accumulated other comprehensive loss	(845)	(25,740)

Total shareholders’ (deficit) equity	(98,126)	1,822,736

Total Liabilities and Shareholders’ (Deficit) Equity	$12,886,372	$16,089,093

The accompanying notes are an integral part of the condensed consolidated financial statements.

R.H. Donnelley Corporation and Subsidiaries
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) (Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
(in thousands, except per share data)	2008	2007	2008	2007

Net revenues	$663,750	$667,027	$1,338,404	$1,328,323

Expenses
Production, publication and distribution expenses (exclusive of depreciation and amortization shown separately below)	103,453	113,996	212,630	228,617
Selling and support expenses	175,591	171,239	361,906	349,474
General and administrative expenses	30,109	33,480	64,998	70,915
Depreciation and amortization	119,544	109,149	237,807	212,179
Goodwill impairment	660,239	—	3,123,854	—

Total expenses	1,088,936	427,864	4,001,195	861,185

Operating income (loss)	(425,186)	239,163	(2,662,791)	467,138

Interest expense, net	(236,385)	(199,023)	(432,259)	(400,637)

Gain on debt exchanges, net	161,315	—	161,315	—

Income (loss) before income taxes	(500,256)	40,140	(2,933,735)	66,501

(Provision) benefit for income taxes	161,352	(15,217)	971,721	(25,629)

Net income (loss)	$(338,904)	$24,923	$(1,962,014)	$40,872

Earnings (loss) per share:
Basic	$(4.93)	$0.35	$(28.51)	$0.58

Diluted	$(4.93)	$0.34	$(28.51)	$0.57

Shares used in computing earnings (loss) per share:
Basic	68,812	71,034	68,811	70,656

Diluted	68,812	72,511	68,811	72,021

Comprehensive Income (Loss)
Net income (loss)	$(338,904)	$24,923	$(1,962,014)	$40,872
Unrealized gain (loss) on interest rate swaps, net of tax	51,991	5,249	24,381	(380)
Benefit plans adjustment, net of tax	259	424	514	738

Comprehensive income (loss)	$(286,654)	$30,596	$(1,937,119)	$41,230

The accompanying notes are an integral part of the condensed consolidated financial statements.

R.H. Donnelley Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six months ended
	June 30,
(in thousands)	2008	2007

Cash Flows from Operating Activities
Net income (loss)	$(1,962,014)	$40,872
Reconciliation of net income (loss) to net cash provided by operating activities:
Goodwill impairment	3,123,854	—
Gain on debt exchanges, net	(161,315)	—
Loss on extinguishment of debt	2,155	—
Depreciation and amortization	237,807	212,179
Deferred income tax (benefit) provision	(974,588)	25,273
Provision for bad debts	64,153	40,174
Stock based compensation expense	16,327	21,463
Interest rate swap ineffectiveness	38,443	—
Other non-cash items, net	26,493	31,961
Changes in assets and liabilities, net of effects from acquisitions:
(Increase) in accounts receivable	(128,851)	(155,466)
Decrease in other assets	25,090	8,622
(Decrease) in accounts payable and accrued liabilities	(71,266)	(20,345)
Increase in deferred directory revenues	36,491	101,529
Increase in other non-current liabilities	3,484	8,080

Net cash provided by operating activities	276,263	314,342

Cash Flows from Investing Activities
Additions to fixed assets and computer software	(30,304)	(37,395)
Equity investment disposition (investment)	4,318	(2,500)

Net cash used in investing activities	(25,986)	(39,895)

Cash Flows from Financing Activities
Additional borrowings under Credit Facilities, net of costs	1,018,699	—
Credit facilities repayments	(1,191,244)	(347,053)
Revolver borrowings	373,100	361,650
Revolver repayments	(396,150)	(390,550)
Debt issuance costs in connection with debt exchanges	(8,497)	—
Repurchase of common stock	(6,112)	—
Decrease in checks not yet presented for payment	(4,234)	(1,568)
Proceeds from employee stock option exercises	94	11,831

Net cash used in financing activities	(214,344)	(365,690)

Increase (decrease) in cash and cash equivalents	35,933	(91,243)
Cash and cash equivalents, beginning of year	46,076	156,249

Cash and cash equivalents, end of period	$82,009	$65,006

Supplemental Information:
Cash paid:
Interest, net	$378,435	$373,629

Income taxes, net	$1,629	$398

Non-cash financing activities:
Reduction of debt from debt exchanges	$(172,804)	$—

The accompanying notes are an integral part of the condensed consolidated financial statements.

R.H. Donnelley Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(tabular amounts in thousands, except share and per share data)
1. Business and Basis of Presentation
The interim condensed consolidated financial statements of R.H. Donnelley Corporation and its direct and indirect wholly-owned subsidiaries (the “Company,” “RHD,” “we,” “us” and “our”) have been prepared in accordance with the instructions to Quarterly Report on Form 10-Q and should be read in conjunction with the financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2007. The interim condensed consolidated financial statements include the accounts of RHD and its direct and indirect wholly-owned subsidiaries. As of June 30, 2008, R.H. Donnelley Inc. (“RHDI”), Dex Media, Inc. (“Dex Media”) and Business.com, Inc. (“Business.com”) were our only direct wholly-owned subsidiaries. Effective January 1, 2008, Local Launch, Inc. (“Local Launch”), a former direct wholly-owned subsidiary of RHD, was merged with and into Business.com. All intercompany transactions and balances have been eliminated. The results of interim periods are not necessarily indicative of results for the full year or any subsequent period. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair statement of financial position, results of operations and cash flows at the dates and for the periods presented have been included.
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
Significant Business Developments
On June 25, 2008, RHDI exchanged $594.2 million ($585.7 million accreted value) of RHD’s senior notes and senior discount notes (collectively referred to as the “RHD Notes”) for $412.9 million aggregate principal amount of RHDI’s 11.75% Senior Notes due May 15, 2015 (“RHDI Senior Notes”), referred hereto as “debt exchanges.” The following table presents the accreted value or par value, as applicable, of the RHD Notes that have been exchanged as well as the gain recognized on the debt exchanges.

Accreted or Par Value
RHD Notes Exchanged
6.875% Senior Notes due 2013	$47,663
6.875% Series A-1 Senior Discount Notes due 2013	29,185
6.875% Series A-2 Senior Discount Notes due 2013	93,031
8.875% Series A-3 Senior Notes due 2016	151,119
8.875% Series A-4 Senior Notes due 2017	264,677

Total RHD Notes exchanged	585,675
RHDI Notes Issued
11.75% Senior Notes due 2015	412,871

Reduction of debt from debt exchanges	172,804
Write-off of unamortized deferred financing costs	(11,489)

Net gain on debt exchanges	$161,315

On June 6, 2008 and in conjunction with the debt exchanges, we amended RHDI’s senior secured credit facility (“RHDI Credit Facility”) in order to, among other things, permit the debt exchanges and provide additional covenant flexibility. In addition, as part of the amendment, RHDI modified pricing and extended the maturity date of $100.0 million of its revolving credit facility (the “RHDI Revolver”) to June 2011. The remaining $75.0 million will continue to mature in December 2009.

On June 6, 2008, we refinanced the Dex Media West credit facility. The new Dex Media West credit facility consists of a $130.0 million Term Loan A maturing in October 2013, a $950.0 million Term Loan B maturing in October 2014 and a $90.0 million revolving credit facility maturing in October 2013 (“Dex Media West Revolver”). In the event that more than $25.0 million of Dex Media West’s 9.875% Senior Subordinated Notes due 2013 (or any refinancing or replacement thereof) are outstanding, the Dex Media West Revolver, Term Loan A and Term Loan B will mature on the date that is three months prior to the final maturity of such notes. The new Dex Media West credit facility includes a $400.0 million uncommitted incremental facility (“Incremental Facility”) that may be incurred as additional revolving loans or additional term loans subject to obtaining commitments for such loans. The Incremental Facility is fully available if used to refinance the Dex Media West 8.5% Senior Notes due 2010, however is limited to $200.0 million if used for any other purpose.
As a result of the amendment of the RHDI Credit Facility and the refinancing of the former Dex Media West credit facility on June 6, 2008, the existing interest rate swaps associated with these two debt arrangements having a notional amount of $2.0 billion are no longer highly effective in offsetting changes in cash flows. Accordingly, these interest rate swaps became ineffective on June 6, 2008 and cash flow hedge accounting treatment under Statement of Financial Accounting Standards (“SFAS”) No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”) is no longer permitted. Interest expense for the three and six months ended June 30, 2008 includes a non-cash charge of $42.9 million resulting from amounts previously charged to accumulated other comprehensive loss related to these interest rate swaps, offset by a reduction to interest expense of $4.4 million resulting from the change in the fair value of these interest rate swaps since June 6, 2008.
Please see Note 2, “Summary of Significant Accounting Policies — Interest Expense and Deferred Financing Costs,” “Summary of Significant Accounting Policies — Gain on Debt Exchanges” and Note 5, “Long-Term Debt, Credit Facilities and Notes” for additional information.
Reclassifications
Expenses presented as cost of revenues in our previous filings are now presented as production, publication and distribution expenses to more appropriately reflect the nature of these costs. Certain prior period amounts included in the condensed consolidated statement of operations have been reclassified to conform to the current period’s presentation. Selling and support expenses are now presented as a separate expense category in the condensed consolidated statements of operations. In prior periods, certain selling and support expenses were included in production, publication and distribution expenses and others were included in general and administrative expenses. Additionally, beginning in the fourth quarter of 2007, we began classifying adjustments for customer claims to sales allowance, which is deducted from gross revenues to determine net revenues. In prior periods, adjustments for customer claims were included in bad debt expense under general and administrative expenses. Bad debt expense is now included under selling and support expenses. Accordingly, we have reclassified adjustments for customer claims and bad debt expense for the three and six months ended June 30, 2007 to conform to the current period’s presentation. These reclassifications had no impact on operating income or net income for the three and six months ended June 30, 2007. The table below summarizes these reclassifications.

	Three Months Ended June 30, 2007			Six Months Ended June 30, 2007
	As Previously			As Previously
	Reported	Reclass	As Reclassified	Reported	Reclass	As Reclassified

Net revenues	$666,590	$437	$667,027	$1,329,393	$(1,070)	$1,328,323
Production, publication and distribution expenses	283,472	(169,476)	113,996	578,036	(349,419)	228,617
Selling and support expenses	—	171,239	171,239	—	349,474	349,474
General and administrative expenses	34,806	(1,326)	33,480	72,040	(1,125)	70,915
In addition, certain prior period amounts included in the condensed consolidated statement of cash flows have been reclassified to conform to the current period’s presentation.

2. Summary of Significant Accounting Policies
Identifiable Intangible Assets and Goodwill
In connection with the Company’s prior business combinations, certain long-term intangible assets were identified in accordance with SFAS No. 141, Business Combinations (“SFAS No. 141”) and recorded at their estimated fair values. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”), the fair values of the identifiable intangible assets are being amortized over their estimated useful lives in a manner that best reflects the economic benefit derived from such assets. Goodwill is not amortized but is subject to impairment testing on an annual basis or more frequently if we believe indicators of impairment exist. Amortization expense was $104.0 million and $97.3 million for the three months ended June 30, 2008 and 2007, respectively, and $208.0 million and $187.1 million for the six months ended June 30, 2008 and 2007, respectively.
As a result of the decline in the trading value of our debt and equity securities during the first quarter of 2008 and continuing negative industry and economic trends that have directly affected our business, we performed impairment tests as of March 31, 2008 of our goodwill, definite-lived intangible assets and other long-lived assets in accordance with SFAS No. 142 and SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS No. 144”), respectively. We used estimates and assumptions in our impairment evaluations, including, but not limited to, projected future cash flows, revenue growth and customer attrition rates.
The impairment test of our definite-lived intangible assets and other long-lived assets was performed by comparing the carrying amount of our intangible assets and other long-lived assets to the sum of their undiscounted expected future cash flows. In accordance with SFAS No. 144, impairment exists if the sum of the undiscounted expected future cash flows is less than the carrying amount of the intangible asset, or its related group of assets, and other long-lived assets. Our testing results of our definite-lived intangible assets and other long-lived assets indicated no impairment as of March 31, 2008.
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
Since the trading value of our equity securities further declined in the second quarter of 2008 and as a result of continuing negative industry and economic trends, we performed additional impairment tests of our goodwill and other long-lived assets as of June 30, 2008. As a result of these tests, we recognized a non-cash goodwill impairment charge of $660.2 million during the three months ended June 30, 2008. As a result of this impairment charge, we have no recorded goodwill at June 30, 2008.
No impairment losses were recorded related to our definite-lived intangible assets and other long-lived assets during the three and six months ended June 30, 2008 and 2007. In addition to the non-cash goodwill impairment charge, we recognized a change in goodwill of $0.5 million related to the Business.com Acquisition (defined in Note 3, “Acquisitions”) during the six months ended June 30, 2008. No impairment losses were recorded related to our goodwill during the three and six months ended June 30, 2007.
If negative industry and economic conditions in certain of our markets do not improve, we will be required to assess the recoverability of our long-lived assets and other intangible assets, which could result in additional impairment charges.

Interest Expense and Deferred Financing Costs
Certain costs associated with the issuance of debt instruments are capitalized and included in other non-current assets on the condensed consolidated balance sheets. These costs are amortized to interest expense over the terms of the related debt agreements. The bond outstanding method is used to amortize deferred financing costs relating to debt instruments with respect to which we make accelerated principal payments. Other deferred financing costs are amortized using the effective interest method. Amortization of deferred financing costs included in interest expense was $8.8 million and $5.3 million for the three months ended June 30, 2008 and 2007, respectively, and $14.3 million and $12.1 million for the six months ended June 30, 2008 and 2007, respectively. Apart from business combinations, it is the Company’s policy to recognize losses incurred in conjunction with debt extinguishments as a component of interest expense. Interest expense for the three and six months ended June 30, 2008 includes the write-off of unamortized deferred financing costs of $2.2 million associated with the refinancing of the former Dex Media West credit facility and portions of the amended RHDI Credit Facility, which have been accounted for as extinguishments of debt. See Note 3, “Long-Term Debt, Credit Facility and Notes” for additional information.
As a result of the ineffective interest rate swaps associated with the amendment of the RHDI Credit Facility and the refinancing of the former Dex Media West credit facility, interest expense for the three and six months ended June 30, 2008 includes a non-cash charge of $42.9 million resulting from amounts previously charged to accumulated other comprehensive loss related to these interest rate swaps, offset by a reduction to interest expense of $4.4 million resulting from the change in the fair value of these interest rate swaps since June 6, 2008. Prospective gains or losses on the change in the fair value of these interest rate swaps will be reported in earnings as a component of interest expense.
In conjunction with our acquisition of Dex Media on January 31, 2006 (the “Dex Media Merger”) and as a result of purchase accounting required under generally accepted accounting principles (“GAAP”), we recorded Dex Media’s debt at its fair value on January 31, 2006. We recognize an offset to interest expense in each period subsequent to the Dex Media Merger for the amortization of the corresponding fair value adjustment over the life of the respective debt. The offset to interest expense was $4.4 million and $7.7 million for the three months ended June 30, 2008 and 2007, respectively, and $8.6 million and $15.3 million for the six months ended June 30, 2008 and 2007, respectively.
Gain on Debt Exchanges
As a result of the debt exchanges, we recorded a non-cash gain of $172.8 million, representing the difference between the accreted value or par value, as applicable, of the extinguished RHD Notes and the RHDI Senior Notes. Offsetting this gain is the write-off of $11.5 million of unamortized deferred financing costs related to the extinguished RHD Notes, which has been accounted for as an extinguishment of debt.
Advertising Expense
We recognize advertising expenses as incurred. These expenses include media, public relations, promotional and sponsorship costs and on-line advertising. Total advertising expense was $13.9 million and $9.4 million for the three months ended June 30, 2008 and 2007, respectively, and $30.6 million and $17.0 million for the six months ended June 30, 2008 and 2007, respectively. Total advertising expense for the three and six months ended June 30, 2008 includes $6.6 million and $14.6 million, respectively, of costs associated with traffic purchased and distributed to multiple advertiser landing pages with no comparable expense for the three and six months ended June 30, 2007.
Concentration of Credit Risk
Approximately 85% of our directory advertising revenues are derived from the sale of advertising to local small- and medium-sized businesses. Most new advertisers and advertisers desiring to expand their advertising programs are subject to a credit review. While we do not believe that extending credit to our local advertisers will have a material adverse effect on our results of operations or financial condition, no assurances can be given. During the three and six months ended June 30, 2008, we experienced adverse bad debt trends attributable to economic challenges in our markets. We do not require collateral from our advertisers, although we do charge interest to advertisers that do not pay by specified due dates. The remaining approximately 15% of our directory advertising revenues are derived from the sale of advertising to national or large regional chains. Substantially all of the revenues derived through national accounts are serviced through certified marketing representatives (“CMRs”) from which we accept orders. We receive payment for the value of advertising placed in our directories, net of the CMR’s commission, directly from the CMR. While we are still exposed to credit risk, the amount of losses from these accounts has been historically less than the local accounts as the advertisers, and in some cases the CMRs, tend to be larger companies with greater financial resources than local advertisers.
At June 30, 2008, we had interest rate swap agreements with major financial institutions with a notional amount of $2.6 billion. Interest rate swaps with a notional amount of $700.0 million have been designated as cash flow hedges and provided an effective hedge of the three-month LIBOR-based interest payments on $700.0 million of bank debt. We are exposed to credit risk in the event that one or more of the counterparties to the agreements does not, or cannot, meet their obligation. The notional amount is used to measure interest to be paid or received and does not represent the amount of exposure to credit loss. Any loss would be limited to the amount that would have been received over the remaining life of the swap agreement. The counterparties to the swap agreements are major financial institutions with credit ratings of AA- or higher. We do not currently foresee a material credit risk associated with these swap agreements; however, no assurances can be given.
Earnings (Loss) Per Share
We account for earnings (loss) per share (“EPS”) in accordance with SFAS No. 128, Earnings Per Share (“SFAS No. 128”). Under the guidance of SFAS No. 128, diluted EPS is calculated by dividing net income (loss) by the weighted average common shares outstanding plus dilutive potential common stock. Potential common stock includes stock options, stock appreciation rights (“SARs”) and restricted stock, the dilutive effect of which is calculated using the treasury stock method.
The calculation of basic and diluted EPS is presented below.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Basic EPS
Net income (loss)	$(338,904)	$24,923	$(1,962,014)	$40,872
Weighted average common shares outstanding	68,812	71,034	68,811	70,656

Basic earnings (loss) per share	$(4.93)	$0.35	$(28.51)	$0.58

Diluted EPS
Net income (loss)	$(338,904)	$24,923	$(1,962,014)	$40,872
Weighted average common shares outstanding	68,812	71,034	68,811	70,656
Dilutive effect of stock awards (1)	—	1,477	—	1,365

Weighted average diluted shares outstanding	68,812	72,511	68,811	72,021

Diluted earnings (loss) per share	$(4.93)	$0.34	$(28.51)	$0.57

(1)	Due to the reported net loss for the three and six months ended June 30, 2008, the effect of all stock-based awards was anti-dilutive and therefore not included in the calculation of diluted EPS. For the three months ended June 30, 2008 and 2007, 8.8 million and less than 0.1 million shares, respectively, of stock-based awards had exercise prices that exceeded the average market price of the Company’s common stock for the respective period. For the six months ended June 30, 2008 and 2007, 6.2 million and 1.1 million shares, respectively, of stock-based awards had exercise prices that exceeded the average market price of the Company’s common stock for the respective period.
Stock-Based Awards
We account for stock-based compensation under SFAS No. 123 (R), Share-Based Payment (“SFAS No. 123 (R)”). The Company recorded stock-based compensation expense related to stock-based awards granted under our various employee and non-employee stock incentive plans of $5.5 million and $7.5 million for the three months ended June 30, 2008 and 2007, respectively, and $16.3 million and $21.5 million for the six months ended June 30, 2008 and 2007, respectively.

On March 4, 2008, the Company granted 2.2 million stock appreciation rights (“SARs”) to certain employees, including executive officers, in conjunction with its annual grant of stock incentive awards. These SARs, which are settled in our common stock, were granted at a grant price of $7.11 per share, which was equal to the market value of the Company’s common stock on the grant date, and vest ratably over three years. In accordance with SFAS No. 123 (R), we recognized non-cash compensation expense related to these SARs of $0.3 million and $3.4 million for the three and six months ended June 30, 2008, respectively.
In April 2008, the Company increased its estimated forfeiture rate in determining compensation expense from 5% to 8%. This adjustment was based on a review of historical forfeiture information and resulted in a reduction to compensation expense of $1.8 million during the three and six months ended June 30, 2008.
In March 2008, the Company’s Board of Directors approved, subject to shareholder approval, which was obtained in May 2008, a program under which our current employees will be permitted to surrender certain presently outstanding stock options and SARs, with exercise prices substantially above the current market price of our common stock, in exchange for new SARs, with new vesting requirements and an exercise price equal to the market value of our common stock on the grant date (the “Exchange Program”). Please see Note 11, “Subsequent Events” for additional information.
Fair Value of Financial Instruments
In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We adopted SFAS No. 157 effective January 1, 2008. The adoption of SFAS No. 157 did not impact our consolidated financial position and results of operations. In accordance with SFAS No. 157, the following table represents our assets and liabilities that are measured at fair value on a recurring basis at June 30, 2008 and the level within the fair value hierarchy in which the fair value measurements are included.

Fair Value Measurements at
June 30, 2008
Description	Using Significant Other Observable Inputs (Level 2)

Derivatives — Assets	$7,294
Derivatives — Liabilities	$(28,664)
In February 2008, the FASB issued Staff Position FAS 157-2, Effective Date of FASB Statement No. 157 (“FSP No. 157-2”), which defers the effective date of SFAS No. 157 for non-financial assets and liabilities, except for items that are recognized or disclosed at fair value on a recurring basis, to fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. The Company has elected the deferral option permitted by FSP No. 157-2 for its non-financial assets and liabilities initially measured at fair value in prior business combinations including intangible assets and goodwill. We do not expect the adoption of FSP No. 157-2 to have a material impact on our consolidated financial statements.
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
New Accounting Pronouncements
In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133 (“SFAS No. 161”). SFAS No. 161 amends SFAS No. 133 and requires enhanced disclosures of derivative instruments and hedging activities such as the fair value of derivative instruments and presentation of their gains or losses in tabular format, as well as disclosures regarding credit risks and strategies and objectives for using derivative instruments. SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008. The Company is currently evaluating the potential impact the adoption of SFAS No. 161 will have on its consolidated financial statements.
We have reviewed other accounting pronouncements that were issued as of June 30, 2008, which the Company has not yet adopted, and do not believe that these pronouncements will have a material impact on our financial position or operating results.
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
4. Restructuring Charges
The table below highlights the activity in our restructuring reserves for the three and six months ended June 30, 2008.

Three months ended	2003 Restructuring	2006 Restructuring	2007 Restructuring	2008 Restructuring
June 30, 2008	Actions	Actions	Actions	Actions	Total

Balance at March 31, 2008	$696	$2,746	$4,717	$—	$8,159
Net increase (decrease) to reserve charged (credited) to earnings	—	—	(156)	4,591	4,435
Payments	(7)	(609)	(1,001)	(1,480)	(3,097)

Balance at June 30, 2008	$689	$2,137	$3,560	$3,111	$9,497

Six months ended	2003 Restructuring	2006 Restructuring	2007 Restructuring	2008 Restructuring
June 30, 2008	Actions	Actions	Actions	Actions	Total

Balance at December 31, 2007	$763	$3,327	$5,542	$—	$9,632
Net increase to reserve charged to earnings	—	—	249	4,591	4,840
Payments	(74)	(1,190)	(2,231)	(1,480)	(4,975)

Balance at June 30, 2008	$689	$2,137	$3,560	$3,111	$9,497

During the second quarter of 2008, we initiated a restructuring plan that includes planned headcount reductions and consolidation of responsibilities (“2008 Restructuring Actions”). During the three and six months ended June 30, 2008, we recognized a restructuring charge to earnings of $4.6 million associated with the 2008 Restructuring Actions. During the three and six months ended June 30, 2008, payments of $1.5 million were made associated with the 2008 Restructuring Actions. We anticipate additional charges to earnings associated with the 2008 Restructuring Actions during 2008.
During the year ended December 31, 2007, we recognized a restructuring charge to earnings of $5.5 million associated with planned headcount reductions and consolidation of responsibilities to be effectuated during 2008 (“2007 Restructuring Actions”). During the three and six months ended June 30, 2008, we recognized a restructuring (credit) charge to earnings of $(0.2) million and $0.2 million, respectively, associated with the 2007 Restructuring Actions. During the three and six months ended June 30, 2008, payments of $1.0 million and $2.2 million, respectively, were made associated with the 2007 Restructuring Actions.

As a result of the Dex Media Merger and integration of the Dex Media Business, approximately 120 employees were affected by a restructuring plan, of which 110 were terminated and 10 were relocated to our corporate headquarters in Cary, North Carolina. Additionally, we vacated certain of our leased Dex Media facilities in Colorado, Minnesota, Nebraska and Oregon. The costs associated with these actions are shown in the table above under the caption “2006 Restructuring Actions.” Payments made with respect to severance during the three months ended June 30, 2008 and 2007 totaled $0.1 million and $0.6 million, respectively, and $0.2 million and $1.5 million, during the six months ended June 30, 2008 and 2007, respectively. Payments of $0.5 million and $0.6 million were made with respect to the vacated leased Dex Media facilities during the three months ended June 30, 2008 and 2007, respectively, and $1.0 million and $1.1 million during the six months ended June 30, 2008 and 2007, respectively. The remaining lease payments for these facilities will be made through 2016.
In connection with a prior business combination, a liability was established for vacated leased facilities, the costs of which are shown in the table above under the caption “2003 Restructuring Actions.” Payments for the three and six months ended June 30, 2008 reflect lease payments associated with those facilities. Remaining payments related to the 2003 Restructuring Actions will be made through 2012.
5. Long-Term Debt, Credit Facilities and Notes
Long-term debt of the Company at June 30, 2008 and December 31, 2007, including fair value adjustments required by GAAP as a result of the Dex Media Merger, consisted of the following:

	June 30, 2008	December 31, 2007

RHD
6.875% Senior Notes due 2013	$252,320	$300,000
6.875% Series A-1 Senior Discount Notes due 2013	312,096	339,222
6.875% Series A-2 Senior Discount Notes due 2013	524,322	613,649
8.875% Series A-3 Senior Notes due 2016	1,058,839	1,210,000
8.875% Series A-4 Senior Notes due 2017	1,235,260	1,500,000

R.H. Donnelley Inc. (“RHDI”)
Credit Facility	1,433,941	1,571,536
11.75% Senior Notes due 2015	412,871	—

Dex Media, Inc.
8% Senior Notes due 2013	511,268	512,097
9% Senior Discount Notes due 2013	748,835	719,112

Dex Media East
Credit Facility	1,101,000	1,106,050

Dex Media West
New Credit Facility	1,080,000	—
Former Credit Facility	—	1,071,491
8.5% Senior Notes due 2010	396,352	398,736
5.875% Senior Notes due 2011	8,768	8,774
9.875% Senior Subordinated Notes due 2013	820,479	824,982

Total RHD Consolidated	9,896,351	10,175,649
Less current portion	76,954	177,175

Long-term debt	$9,819,397	$9,998,474

Credit Facilities
At June 30, 2008, total outstanding debt under our credit facilities was $3,614.9 million, comprised of $1,433.9 million under the RHDI Credit Facility, $1,101.0 million under the Dex Media East credit facility and $1,080.0 million under the new Dex Media West credit facility.

RHDI
On June 6, 2008 and in conjunction with the debt exchanges, we amended the RHDI Credit Facility in order to, among other things, permit the debt exchanges and provide additional covenant flexibility. In addition, as part of the amendment, RHDI modified pricing and extended the maturity date of $100.0 million of the RHDI Revolver to June 2011. The remaining $75.0 million will continue to mature in December 2009.
As of June 30, 2008, outstanding balances under the RHDI Credit Facility, totaled $1,433.9 million, comprised of $286.5 million under Term Loan D-1 and $1,147.4 million under Term Loan D-2 and no amount was outstanding under the RHDI Revolver (other than $0.2 million utilized under a standby letter of credit). All Term Loans require quarterly principal and interest payments. The RHDI Credit Facility provides for an uncommitted Term Loan C for potential borrowings up to $400.0 million, such proceeds, if borrowed, to be used to fund acquisitions, refinance certain indebtedness or to make certain restricted payments. As noted above, $75.0 million of the RHDI Revolver matures in December 2009, while $100.0 million of the RHDI Revolver matures in June 2011, and Term Loans D-1 and D-2 require accelerated amortization beginning in 2010 through final maturity in June 2011. The weighted average interest rate of outstanding debt under the RHDI Credit Facility was 6.75% and 6.50% at June 30, 2008 and December 31, 2007, respectively.
As amended on June 6, 2008, as of June 30, 2008, the RHDI Credit Facility bears interest, at our option, at either:
•	The highest of (i) a base rate as determined by the Administrative Agent, Deutsche Bank Trust Company Americas, (ii) the Federal Funds Effective Rate (as defined) plus 0.50%, and (iii) 4.0%, in each case, plus a 2.50% margin on the RHDI Revolver and a 2.75% margin on Term Loan D-1 and Term Loan D-2; or

•	The higher of (i) LIBOR rate and (ii) 3.0%, in each case, plus a 3.50% margin on the RHDI Revolver and a 3.75% margin on Term Loan D-1 and Term Loan D-2. We may elect interest periods of 1, 2, 3 or 6 months (or 9 or 12 months if, at the time of the borrowing, all lenders agree to make such term available), for LIBOR borrowings.
Dex Media East
As of June 30, 2008, outstanding balances under the Dex Media East credit facility totaled $1,101.0 million, comprised of $700.0 million under Term Loan A and $400.0 million under Term Loan B and $1.0 million was outstanding under the $100.0 million revolving loan facility (“Dex Media East Revolver”) (with an additional $3.5 million utilized under three standby letters of credit). The Dex Media East Revolver and Term Loan A will mature in October 2013, and the Term Loan B will mature in October 2014. The weighted average interest rate of outstanding debt under the Dex Media East credit facility was 4.54% and 6.87% at June 30, 2008 and December 31, 2007, respectively.
Dex Media West
On June 6, 2008, we refinanced the Dex Media West credit facility. The new Dex Media West credit facility consists of a $130.0 million Term Loan A maturing in October 2013, a $950.0 million Term Loan B maturing in October 2014 and the $90.0 million Dex Media West Revolver maturing in October 2013. In the event that more than $25.0 million of Dex Media West’s 9.875% Senior Subordinated Notes due 2013 (or any refinancing or replacement thereof) are outstanding, the Dex Media West Revolver, Term Loan A and Term Loan B will mature on the date that is three months prior to the final maturity of such notes. The new Dex Media West credit facility includes a $400.0 million Incremental Facility that may be incurred as additional revolving loans or additional term loans subject to obtaining commitments for such loans. The Incremental Facility is fully available if used to refinance the Dex Media West 8.5% Senior Notes due 2010, however is limited to $200.0 million if used for any other purpose. The proceeds from the new Dex Media West credit facility were used to refinance the former Dex Media West credit facility and pay related fees and expenses.
As of June 30, 2008, outstanding balances under the new Dex Media West credit facility totaled $1,080.0 million, comprised of $130.0 million under Term Loan A and $950.0 million under Term Loan B and no amount was outstanding under the Dex Media West Revolver. The weighted average interest rate of outstanding debt under the new Dex Media West credit facility was 6.97% at June 30, 2008. The weighted average interest rate of outstanding debt under the former Dex Media West credit facility was 6.51% at December 31, 2007.

As of June 30, 2008, the new Dex Media West credit facility bears interest, at our option, at either:
•	The highest of (i) the base rate determined by the Administrative Agent, JP Morgan Chase Bank, N.A., (ii) the Federal Funds Effective Rate (as defined) plus 0.50%, and (iii) 4.0%, in each case, plus a 2.75% (or 2.50% if the leverage ratio is less than 3.00 to 1.00) margin on the Dex Media West Revolver and Term Loan A and a 3.0% margin on Term Loan B; or

•	The higher of (i) LIBOR rate and (ii) 3.0% plus a 3.75% (or 3.50% if the leverage ratio is less than 3.00 to 1.00) margin on the Dex Media West Revolver and Term Loan A and a 4.0% margin on Term Loan B. We may elect interest periods of 1, 2, 3, or 6 months (or 9 or 12 months if, at the time of the borrowing, all lenders agree to make such term available), for LIBOR borrowings.
Notes
On June 25, 2008, RHDI exchanged $594.2 million ($585.7 million accreted value) of the RHD Notes for $412.9 million of the RHDI Senior Notes, resulting in a reduction of debt of $172.8 million.
Interest on the RHDI Senior Notes is payable semi-annually on May 15th and November 15th of each year, commencing November 15, 2008. The RHDI Senior Notes are senior unsecured obligations of RHDI and rank equally with all of RHDI’s other senior unsecured indebtedness. The RHDI Senior Notes are fully and unconditionally guaranteed by RHD and RHDI’s subsidiaries that guarantee the obligations under the RHDI Credit Facility on a general, senior unsecured basis. The RHDI Senior Notes are effectively subordinated in right of payment to all of RHDI’s existing and future secured debt to the extent of the value of the assets securing such debt. The RHDI Senior Notes are also structurally subordinated to all existing and future liabilities (including trade payables) of RHDI’s existing and future subsidiaries that do not guarantee the RHDI Senior Notes. The RHD guarantee with respect to the RHDI Senior Notes is structurally subordinated to the liabilities of RHD’s subsidiaries, other than RHDI and its subsidiaries that guarantee obligations under the RHDI Senior Notes. Claims with respect to the RHDI Senior Notes are structurally senior to claims with respect to any outstanding RHD notes.
The RHDI Senior Notes have not been and will not be registered with the Securities and Exchange Commission under the Securities Act of 1933 or the securities laws of any other jurisdiction. The RHDI Senior Notes will not be listed on any securities exchange.
6. Income Taxes
The effective tax rate on income (loss) before income taxes of 32.3% and 33.1% for the three and six months ended June 30, 2008, respectively, compares to an effective tax rate of 37.9% and 38.5% on income before income taxes for the three and six months ended June 30, 2007, respectively. As a result of the non-cash goodwill impairment charge of $3.1 billion recorded during the six months ended June 30, 2008, we recognized a decrease in our deferred tax liability of $1.1 billion, which directly impacted our deferred tax benefit. The change in the effective tax rate for the three and six months ended June 30, 2008 is primarily due to the tax consequences of the non-cash goodwill impairment charges. The change in the effective tax rate for the three and six months ended June 30, 2008 is also attributable to changes in estimates for state and local tax, the refinancing transactions conducted during the second quarter of 2008, which shifted interest expense to our subsidiaries with lower state income tax rates, and an increase in our valuation allowance related to certain 2008 state tax losses.
The following table summarizes the significant differences between the U.S. Federal statutory tax rate and our effective tax rate, which has been applied to the Company’s income (loss) before income taxes.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Statutory U.S. Federal tax rate	35.0%	35.0%	35.0%	35.0%
State and local taxes, net of U.S. Federal tax benefit	4.0	3.1	3.2	3.3
Non-deductible goodwill impairment charge	(6.4)	—	(5.0)	—
Other non-deductible expenses	(0.1)	0.4	—	0.6
Change in valuation allowance	(0.2)	—	(0.1)	—
Other	—	(0.6)	—	(0.4)

Effective tax rate	32.3%	37.9%	33.1%	38.5%

7. Benefit Plans
     In accordance with SFAS No. 132, Employers’ Disclosures About Pensions and Other Postretirement Benefits (Revised 2003), the following table provides the components of net periodic benefit cost for the three and six months ended June 30, 2008 and 2007.

	Pension Benefits
	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2008	2007	2008	2007

Service cost	$3,224	$4,009	$6,736	$7,291
Interest cost	4,593	4,326	9,179	8,859
Expected return on plan assets	(5,097)	(4,720)	(10,155)	(9,660)
Amortization of prior service cost	49	433	98	466
Amortization of net loss	196	49	392	321

Net periodic benefit cost	$2,965	$4,097	$6,250	$7,277

	Postretirement Benefits
	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2008	2007	2008	2007

Service cost	$446	$347	$943	$984
Interest cost	1,575	1,285	2,968	2,662
Amortization of prior service cost	167	(27)	334	403
Amortization of net loss	9	—	18	—

Net periodic benefit cost	$2,197	$1,605	$4,263	$4,049

During the three months ended June 30, 2008 and 2007, the Company made contributions of $3.6 million and $3.5 million, respectively, to its pension plans. During the six months ended June 30, 2008 and 2007, the Company made contributions of $5.6 million and $3.5 million, respectively, to its pension plans. During the three months ended June 30, 2008 and 2007, the Company made contributions of $0.9 million and $0.9 million, respectively, to its postretirement plan. During the six months ended June 30, 2008 and 2007, the Company made contributions of $1.8 million and $2.1 million, respectively, to its postretirement plan. We expect to make total contributions of approximately $15.8 million and $6.8 million to our pension plans and postretirement plan, respectively, in 2008.
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
R.H. Donnelley Corporation
Condensed Parent Company Balance Sheets

	June 30,	December 31,
	2008	2007

Assets

Cash and cash equivalents	$2,984	$18,900
Intercompany, net	282,078	279,244
Short-term deferred income taxes, net	764	—
Prepaid and other current assets	1,937	8,948

Total current assets	287,763	307,092

Investment in subsidiaries	2,735,151	5,231,597
Fixed assets and computer software, net	9,231	10,462
Other non-current assets	74,449	91,506
Intercompany note receivable	300,000	300,000

Total assets	$3,406,594	$5,940,657

Liabilities and Shareholders’ (Deficit) Equity

Accounts payable and accrued liabilities	$4,100	$14,032
Accrued interest	102,039	123,882

Total current liabilities	106,139	137,914

Long-term debt	3,382,837	3,962,871
Deferred income taxes, net	5,147	5,161
Other non-current liabilities	10,597	11,975

Shareholders’ (deficit) equity	(98,126)	1,822,736

Total liabilities and shareholders’ (deficit) equity	$3,406,594	$5,940,657

R.H. Donnelley Corporation
Condensed Parent Company Statements of Operations

	For the Three Months Ended June 30,
	2008	2007

Expenses	$5,979	$3,738
Partnership and equity income (loss)	(588,534)	97,448

Operating income (loss)	(594,513)	93,710
Interest expense, net	(80,986)	(53,570)
Gain on debt exchanges	161,315	—

Income (loss) before income taxes	(514,184)	40,140
Benefit (provision) for income taxes	175,280	(15,217)

Net income (loss)	$(338,904)	$24,923

	For the Six Months Ended June 30,
	2008	2007

Expenses	$12,850	$6,765
Partnership and equity income (loss)	(2,933,569)	179,800

Operating income (loss)	(2,946,419)	173,035
Interest expense, net	(162,559)	(106,534)
Gain on debt exchanges	161,315	—

Income (loss) before income taxes	(2,947,663)	66,501
Benefit (provision) for income taxes	985,649	(25,629)

Net income (loss)	$(1,962,014)	$40,872

R.H. Donnelley Corporation
Condensed Parent Company Statements of Cash Flows

	For the Six Months Ended
	June 30,
	2008	2007

Cash flow from operating activities	$(155,901)	$(113,956)
Cash flow from investing activities:
Additions to fixed assets and computer software	(1,062)	(2,794)
Equity investment disposition (investment)	4,318	(2,500)

Net cash provided by (used in) investing activities	3,256	(5,294)

Cash flow from financing activities:
Increase (decrease) in checks not yet presented for payment	5	(318)
Proceeds from employee stock option exercises	94	11,831
Note repayments	(158)	—
Repurchase of common stock	(6,112)	—
Dividends from subsidiaries	142,900	39,696

Net cash provided by financing activities	136,729	51,209

Change in cash	(15,916)	(68,041)
Cash at beginning of year	18,900	122,565

Cash at end of period	$2,984	$54,524

11. Subsequent Events
Exchange Program
In March 2008, the Company’s Board of Directors approved, subject to shareholder approval, which was obtained in May 2008, the Exchange Program. The exercise prices of the outstanding options and SARs eligible for the Exchange Program range from $10.78 to $78.01. Other outstanding stock awards, including restricted stock units, are not eligible for the Exchange Program.
The Exchange Program is designed to provide eligible employees with an opportunity to exchange deeply underwater options and SARs for new SARs covering fewer shares, but with an exercise price based on the current, dramatically lower market price. In effect, the Exchange Program is intended to enable us to realign the exercise prices of previously granted awards with the current value of our common stock. The Exchange Program will not restore any of the lost in-the-money value of any employee’s eligible awards, but will provide an opportunity to participate in future shareholder value creation through appreciation in our stock price.
The Exchange Program allows for a separate exchange ratio for each outstanding group of options or SARs taking into account such factors as the Black-Scholes value of the surrendered awards and the new SARs to be granted in the Exchange Program, as well as the exercise price and remaining life of each tranche, and other considerations to ensure that the Exchange Program accomplishes its intended objectives. The weighted average exchange ratio for eligible awards held by senior management members (as described below) is 1 to 3.8, whereas the weighted average exchange ratio for eligible awards held by all other eligible employees is 1 to 3.5. These senior management members are our named executive officers, three other members of our executive committee and our three general managers of sales. Non-employee directors of the Company are not eligible to participate in the Exchange Program, nor are former employees holding otherwise eligible options and SARs.
In connection with the Exchange Program, on July 14, 2008, the Company granted 1.2 million SARs to certain employees, including certain senior management members, in exchange for 4.6 million outstanding options and SARs for a total recapture of 3.4 million shares. These SARs, which are settled in our common stock, were granted at a grant price of $1.69 per share. The SARs granted in the Exchange Program have a seven-year term and a new three-year vesting schedule, subject to accelerated vesting upon the occurrence of certain events. Exercisability of the SARs granted to senior management members is conditioned upon the achievement of the following stock price appreciation targets, in addition to the three year service-based vesting requirements for all new SARs: (a) the first vested tranche of new SARs shall not be exercisable until the Company’s stock price equals or exceeds $20 per share; (b) the second vested tranche of new SARs shall not be exercisable until the Company’s stock price equals or exceeds $30 per share; and (c) the third and final vested tranche of new SARs shall not be exercisable until the Company’s stock price equals or exceeds $40 per share. These share price appreciation conditions will be deemed satisfied if at any time during the life of the new SARs the average closing price of the Company’s common stock during any ten consecutive trading days equals or exceeds the specified target stock price, provided, however, that otherwise vested SARs that do not become exercisable prior to their expiration date due to the failure to achieve these performance conditions shall terminate unexercised. In addition, these performance conditions for exercisability of the new SARs granted to senior management members will be deemed satisfied prior to achievement of the respective stock price appreciation targets upon the occurrence of certain events, including a change of control, voluntary or involuntary termination, death, disability or retirement. Certain events effectively accelerate the exercisability of one-third of the total new SARs granted to each senior management member if any stock appreciation target has yet to have been met at that time.
For new SARs granted to holders in the Exchange Program that have a higher aggregate fair value, based upon the Black-Scholes option valuation methodology, than the aggregate fair value of the surrendered awards, we will recognize additional compensation expense under SFAS No. 123 (R) over the three year vesting period of the new SARs. The amount of this additional compensation expense has not been determined at this time.
Other
In July 2008, we registered approximately $1,235.3 million of the 8.875% Series A-4 Senior Notes due 2017, that were issued on October 2, 2007 and October 17, 2007 by RHD.
In July 2008, the Company’s Board of Directors approved the grant of 0.3 million restricted stock units (“RSUs”) to our Chief Executive Officer, David Swanson. The RSU grant vests as follows: upon Mr. Swanson attaining age 55, 50% of these RSUs will vest, and the remainder will vest ratably over each of the next three years, so that the award will be 100% vested upon Mr. Swanson attaining age 58, in all cases subject to continued employment with the Company. Notwithstanding this vesting schedule, the vested and unvested RSUs will be forfeited in their entirety if Mr. Swanson resigns or retires prior to attaining age 58, is terminated for cause or violates the restrictive covenants of his employment agreement and unvested RSUs will be forfeited upon any termination of employment before attaining age 58.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Information
Certain statements contained in this Quarterly Report on Form 10-Q regarding our future operating results, performance, business plans or prospects and any other statements not constituting historical fact are “forward-looking statements” subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. Where possible, words such as “believe,” “expect,” “anticipate,” “should,” “will,” “would,” “planned,” “estimated,” “potential,” “goal,” “outlook,” “could,” and similar expressions, are used to identify such forward-looking statements. All forward-looking statements reflect our current beliefs and assumptions with respect to our future results, business plans and prospects, and are based on information currently available to us. Accordingly, these statements are subject to significant risks and uncertainties and our actual results, business plans and prospects could differ significantly from those expressed in, or implied by, these statements. We caution readers not to place undue reliance on, and we undertake no obligation to update, other than as imposed by law, any forward-looking statements. Such risks, uncertainties and contingencies include, but are not limited to, statements about the continuing benefits of the merger between R.H. Donnelley Corporation (“RHD”) and Dex Media, Inc. (“Dex Media”) (the “Dex Media Merger”), including future financial and operating results, RHD’s plans, objectives, expectations and intentions and other statements that are not historical facts. The following factors, among others, could cause actual results to differ from those set forth in the forward-looking statements: (1) our ability to generate sufficient cash to service our significant debt levels; (2) our ability to comply with or obtain modifications or waivers of the financial covenants contained in our debt agreements, and the potential impact to operations and liquidity as a result of restrictive covenants in such debt agreements; (3) our ability to refinance our debt on reasonable terms and conditions as might be necessary from time to time; (4) increasing LIBOR rates; (5) changes in directory advertising spend and consumer usage; (6) regulatory and judicial rulings; (7) competition and other economic conditions; (8) changes in the Company’s and the Company’s subsidiaries credit ratings; (9) changes in accounting standards; (10) adverse results from litigation, governmental investigations or tax related proceedings or audits; (11) the effect of labor strikes, lock-outs and negotiations; (12) successful integration and realization of the expected benefits of acquisitions; (13) the continued enforceability of the commercial agreements with Qwest, Embarq and AT&T; (14) our reliance on third-party vendors for various services; and (15) other events beyond our control that may result in unexpected adverse operating results. Additional risks and uncertainties are described in detail in Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2007, our Quarterly Report on Form 10-Q for the three months ended March 31, 2008 and this Quarterly Report on Form 10-Q. Unless otherwise indicated, the terms “Company,” “we,” “us” and “our” refer to R.H. Donnelley Corporation and its direct and indirect wholly-owned subsidiaries.
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
Our Triple Play TM integrated marketing solutions suite encompasses an increasing number of tools that consumers use to find the businesses that sell the products and services they need to manage their lives and businesses: print Yellow Pages directories, our proprietary DexKnows.com TM online search site and the rest of the Internet via Dex Search Marketing ® tools. During 2007, our print and online solutions helped more than 600,000 national and local businesses in 28 states reach consumers who were actively seeking to purchase products and services. Our approximately 1,700 local marketing consultants work on a daily basis to help bring these local businesses and consumers together to satisfy their mutual objectives utilizing our Triple Play products and services.
During 2007, we published and distributed print directories in many of the country’s most attractive markets including Albuquerque, Chicago, Denver, Las Vegas, Orlando, and Phoenix. Our print directories provide comprehensive local information to consumers, facilitating their active search for products and services offered by local merchants.

Our online products and services provide merchants with additional methods to connect with consumers who are actively seeking to purchase products and services using the Internet. These powerful offerings not only distribute local advertisers’ content to our proprietary Internet Yellow Pages (“IYP”) sites, but extend to other major online search platforms, including Google®, Yahoo!® and MSN ®, providing additional qualified leads for our advertisers. Our local marketing consultants help local businesses create an advertising strategy and develop a customized media plan that takes full advantage of our traditional media products, our IYP local search site DexKnows.com, and our DexNet Internet Marketing services. The DexNet Internet Marketing services (collectively referred to as “Internet Marketing”) include online profile creation for local businesses, broad-based distribution across the Internet through a network of Internet partners and relationships which host our local business listings and content, search engine marketing (“SEM”) and search engine optimization (“SEO”) services.
This compelling set of Triple Play products and services, in turn, generates strong returns for advertisers. This strong advertiser return uniquely positions RHD as a trusted advisor for marketing support and service in the local markets we serve.
Significant Business Developments
On June 25, 2008, R.H. Donnelley Inc. (“RHDI”) exchanged $594.2 million ($585.7 million accreted value) of RHD’s senior notes and senior discount notes (collectively referred to as the “RHD Notes”) for $412.9 million aggregate principal amount of RHDI’s 11.75% Senior Notes due May 15, 2015 (“RHDI Senior Notes”), referred hereto as “debt exchanges.” The following table presents the accreted value or par value, as applicable, of the RHD Notes that have been exchanged as well as the gain recognized on the debt exchanges.

Accreted or
Par Value
RHD Notes Exchanged
6.875% Senior Notes due 2013	$47,663
6.875% Series A-1 Senior Discount Notes due 2013	29,185
6.875% Series A-2 Senior Discount Notes due 2013	93,031
8.875% Series A-3 Senior Notes due 2016	151,119
8.875% Series A-4 Senior Notes due 2017	264,677

Total RHD Notes exchanged	585,675
RHDI Notes Issued
11.75% Senior Notes due 2015	412,871

Reduction of debt from debt exchanges	172,804
Write-off of unamortized deferred financing costs	(11,489)

Net gain on debt exchanges	$161,315

On June 6, 2008 and in conjunction with the debt exchanges, we amended RHDI’s senior secured credit facility (“RHDI Credit Facility”) in order to, among other things, permit the debt exchanges and provide additional covenant flexibility. In addition, as part of the amendment, RHDI modified pricing and extended the maturity date of $100.0 million of its revolving credit facility (the “RHDI Revolver”) to June 2011. The remaining $75.0 million will continue to mature in December 2009.
On June 6, 2008, we refinanced the Dex Media West credit facility. The new Dex Media West credit facility consists of a $130.0 million Term Loan A maturing in October 2013, a $950.0 million Term Loan B maturing in October 2014 and a $90.0 million revolving credit facility maturing in October 2013 (“Dex Media West Revolver”). In the event that more than $25.0 million of Dex Media West’s 9.875% Senior Subordinated Notes due 2013 (or any refinancing or replacement thereof) are outstanding, the Dex Media West Revolver, Term Loan A and Term Loan B will mature on the date that is three months prior to the final maturity of such notes. The new Dex Media West credit facility includes a $400.0 million uncommitted incremental facility (“Incremental Facility”) that may be incurred as additional revolving loans or additional term loans subject to obtaining commitments for such loans. The Incremental Facility is fully available if used to refinance the Dex Media West 8.5% Senior Notes due 2010, however is limited to $200.0 million if used for any other purpose.
As a result of the amendment of the RHDI Credit Facility and the refinancing of the former Dex Media West credit facility on June 6, 2008, the existing interest rate swaps associated with these two debt arrangements having a notional amount of $2.0 billion are no longer highly effective in offsetting changes in cash flows. Accordingly, these interest rate swaps became ineffective on June 6, 2008 and cash flow hedge accounting treatment under Statement of Financial Accounting Standards (“SFAS”) No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”) is no longer permitted. Interest expense for the three and six months ended June 30, 2008 includes a non-cash charge of $42.9 million resulting from amounts previously charged to accumulated other comprehensive loss related to these interest rate swaps, offset by a reduction to interest expense of $4.4 million resulting from the change in the fair value of these interest rate swaps since June 6, 2008.
Please see “Liquidity and Capital Resources” and Item 3. “Quantitative and Qualitative Disclosures About Market Risk” below for additional information.
Recent Trends Related to Our Business
We have experienced a significant decline in our stock price during the latter part of 2007 and into 2008. We believe the decline in the stock price primarily reflects the investment community’s evolving view of (1) local media companies generally and (2) companies with significant financial leverage, particularly as the national economic outlook remains uncertain. In that regard, we note that our stock price decline has coincided with a significant drop in the stock prices of many other local media companies, as well as many companies with significant leverage, which have been adversely impacted by instability in the credit markets.
We also have been experiencing lower advertising sales primarily as a result of declines in recurring business (renewal and increases to existing advertisers, collectively), mainly driven by weaker housing trends, reduced consumer confidence and more cautious advertiser spending in our markets given our advertisers’ perception of the economic health of their respective markets. In addition, we have been experiencing adverse bad debt trends attributable to many of these same economic challenges in our markets. If these economic challenges in our markets continue, our advertising sales, bad debt experience and operating results would continue to be adversely impacted in future periods.
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
As a result of the significant decline in the market value of the Company’s debt and equity securities, we recorded a non-cash goodwill impairment charge of $2.5 billion during the first quarter of 2008. Since the trading value of our equity securities further declined in the second quarter of 2008 and as a result of continuing negative industry and economic trends, we recognized a non-cash goodwill impairment charge of $660.2 million during the second quarter of 2008. As a result of these impairment charges, we have no recorded goodwill at June 30, 2008. These charges were calculated in accordance with SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”), as further described in “Results of Operations.” These charges had no impact on operating cash flow, compliance with debt covenants, tax attributes or management’s outlook for the business.
Segment Reporting
Management reviews and analyzes its business of providing local commercial search products and solutions, including publishing yellow pages directories, as one operating segment.
New Accounting Pronouncements
In March 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133 (“SFAS No. 161”). SFAS No. 161 amends SFAS No. 133 and requires enhanced disclosures of derivative instruments and hedging activities such as the fair value of derivative instruments and presentation of their gains or losses in tabular format, as well as disclosures regarding credit risks and strategies and objectives for using derivative instruments. SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008. The Company is currently evaluating the potential impact the adoption of SFAS No. 161 will have on its consolidated financial statements.
We have reviewed other accounting pronouncements that were issued as of June 30, 2008, which the Company has not yet adopted, and do not believe that these pronouncements will have a material impact on our financial position or operating results.

RESULTS OF OPERATIONS
Three and six months ended June 30, 2008 and 2007
Factors Affecting Comparability
Reclassifications
Expenses presented as cost of revenues in our previous filings are now presented as production, publication and distribution expenses to more appropriately reflect the nature of these costs. Certain prior period amounts included in the condensed consolidated statement of operations have been reclassified to conform to the current period’s presentation. Selling and support expenses are now presented as a separate expense category in the condensed consolidated statements of operations. In prior periods, certain selling and support expenses were included in production, publication and distribution expenses and others were included in general and administrative expenses. Additionally, beginning in the fourth quarter of 2007, we began classifying adjustments for customer claims to sales allowance, which is deducted from gross revenues to determine net revenues. In prior periods, adjustments for customer claims were included in bad debt expense under general and administrative expenses. Bad debt expense is now included under selling and support expenses. Accordingly, we have reclassified adjustments for customer claims and bad debt expense for the three and six months ended June 30, 2007 to conform to the current period’s presentation. These reclassifications had no impact on operating income or net income for the three and six months ended June 30, 2007. The table below summarizes these reclassifications.

	Three Months Ended June 30, 2007			Six Months Ended June 30, 2007
	As			As
	Previously		As	Previously		As
(amounts in millions)	Reported	Reclass	Reclassified	Reported	Reclass	Reclassified

Net revenues	$666.6	$0.4	$667.0	$1,329.4	$(1.1)	$1,328.3
Production, publication and distribution expenses	283.5	(169.5)	114.0	578.0	(349.4)	228.6
Selling and support expenses	—	171.2	171.2	—	349.5	349.5
General and administrative expenses	34.8	(1.3)	33.5	72.0	(1.1)	70.9
Acquisitions
On August 23, 2007, we acquired (the “Business.com Acquisition”) Business.com, Inc. (“Business.com”), a leading business search engine and directory and performance based advertising network. Business.com now operates as a direct, wholly-owned subsidiary of RHD and the results of Business.com have been included in our consolidated results commencing August 23, 2007. Therefore, our consolidated results for the three and six months ended June 30, 2008 include the results of Business.com, with no comparable results for the three and six months ended June 30, 2007.
Impact of Purchase Accounting
As a result of the Dex Media Merger and associated purchase accounting required by generally accepted accounting principles (“GAAP”), we recorded deferred directory costs, such as print, paper, delivery and commissions, related to directories that were scheduled to publish subsequent to the Dex Media Merger at their fair value, determined as (a) the estimated billable value of the published directory less (b) the expected costs to complete the directories, plus (c) a normal profit margin. We refer to this purchase accounting entry as “cost uplift.” Cost uplift associated with print, paper and delivery costs was amortized over the terms of the applicable directories to production, publication and distribution expenses, whereas cost uplift associated with commissions was amortized over the terms of the applicable directories to selling and support expenses. Cost uplift amortized to production, publication and distribution expenses and selling and support expenses totaled $3.9 million and $3.7 million, respectively, for the three months ended June 30, 2007, and $12.8 million and $11.8 million, respectively, for the six months ended June 30, 2007, with no comparable expense for the three and six months ended June 30, 2008.

Net Revenues
The components of our net revenues for the three and six months ended June 30, 2008 and 2007 were as follows:

	Three months ended June 30,
(amounts in millions)	2008	2007	$ Change	% Change

Gross directory advertising revenues	$665.6	$670.8	$(5.2)	(0.8)%
Sales claims and allowances	(11.3)	(14.3)	3.0	21.0

Net directory advertising revenues	654.3	656.5	(2.2)	(0.3)
Other revenues	9.4	10.5	(1.1)	(10.5)

Total	$663.7	$667.0	$(3.3)	(0.5)%

	Six months ended June 30,
(amounts in millions)	2008	2007	$ Change	% Change

Gross directory advertising revenues	$1,342.5	$1,339.4	$3.1	0.2%
Sales claims and allowances	(23.2)	(32.5)	9.3	28.6

Net directory advertising revenues	1,319.3	1,306.9	12.4	0.9
Other revenues	19.1	21.4	(2.3)	(10.7)

Total	$1,338.4	$1,328.3	$10.1	0.8%

Our directory advertising revenues are earned primarily from the sale of advertising in yellow pages directories we publish, net of sales claims and allowances. Directory advertising revenues also include revenues for Internet-based advertising products including online directories such as DexKnows.com and Business.com, and Internet Marketing services. Directory advertising revenues are affected by several factors, including changes in the quantity and size of advertisements, acquisition of new customers, renewal rates of existing customers, premium advertisements sold, changes in advertisement pricing and the introduction of new products. Revenues with respect to print advertising and Internet-based advertising products that are sold with print advertising are recognized under the deferral and amortization method, whereby revenues are initially deferred when a directory is published and recognized ratably over the directory’s life, which is typically 12 months. Revenues with respect to Internet-based services that are not sold with print advertising, such as Internet Marketing services, are recognized as delivered or fulfilled.
Gross directory advertising revenues for the three months ended June 30, 2008 decreased $5.2 million, or 0.8%, from the three months ended June 30, 2007. The decline in gross directory advertising revenues for the three months ended June 30, 2008 is primarily due to declines in print revenues primarily as a result of declines in recurring business, mainly driven by weaker housing trends, reduced consumer confidence and more cautious advertiser spending in our markets given our advertisers’ perception of the economic health of their respective markets. These declines are partially offset by revenues from Business.com, with no comparable revenues for the three months ended June 30, 2007 and increased revenues from our online products and services in all of our markets.
Gross directory advertising revenues for the six months ended June 30, 2008 increased $3.1 million, or 0.2%, from the six months ended June 30, 2007. The increase in gross directory advertising revenues for the six months ended June 30, 2008 is primarily due to revenues from Business.com, with no comparable revenues for the six months ended June 30, 2007. The increase in gross directory advertising revenues for the six months ended June 30, 2008 is also attributable to increased revenues from our online products and services in all of our markets. These increases are partially offset by declines in print revenues primarily as a result of declines in recurring business, mainly driven by weaker housing trends, reduced consumer confidence and more cautious advertiser spending in our markets given our advertisers’ perception of the economic health of their respective markets.
Sales claims and allowances for the three and six months ended June 30, 2008 decreased $3.0 million, or 21.0%, and $9.3 million, or 28.6%, from the three and six months ended June 30, 2007, respectively. The decrease in sales claims and allowances for the three and six months ended June 30, 2008 is primarily due to improved quality and lower claims experience in our Qwest markets of $3.3 million and $10.5 million, respectively.

Other revenues for the three and six months ended June 30, 2008 decreased $1.1 million, or 10.5%, and $2.3 million, or 10.7%, from the three and six months ended June 30, 2007, respectively. Other revenues include late fees received on outstanding customer balances, barter revenues, commissions earned on sales contracts with respect to advertising placed into other publishers’ directories, and sales of directories and certain other advertising-related products. The decrease in other revenues for the three and six months ended June 30, 2008 is primarily a result of declines in barter revenues and certain other advertising-related products in our Qwest markets of $0.6 million and $1.6 million, respectively.
Advertising sales is a statistical measure and consists of sales of advertising in print directories distributed during the period and Internet-based products and services with respect to which such advertising first appeared publicly during the period. It is important to distinguish advertising sales from net revenues, which under GAAP are recognized under the deferral and amortization method. Advertising sales for the three and six months ended June 30, 2008 were $678.3 million and $1,396.2 million, respectively, compared to $742.0 million and $1,496.0 million for the three and six months ended June 30, 2007, respectively. Advertising sales for the three and six months ended June 30, 2007 include $14.2 million and $27.5 million, respectively, of advertising sales assuming the Business.com Acquisition occurred on January 1, 2007. The $63.7 million, or 8.6%, and $99.8 million, or 6.7%, decrease in advertising sales for the three and six months ended June 30, 2008, respectively, is a result of declines in recurring business, mainly driven by weaker housing trends, reduced consumer confidence and more cautious advertiser spending in our markets given our advertisers’ perception of the economic health of their respective markets. These declines are partially offset by increases in our new online products and services and Business.com advertising sales.
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
Expenses
In response to the economic challenges facing the Company, we are actively managing expenses to streamline operations and contain costs. Changes in expenses from prior periods within various components of our total expenses are reflected below.
The components of our total expenses for the three and six months ended June 30, 2008 and 2007 were as follows:

	Three months ended June 30,
(amounts in millions)	2008	2007	$ Change	% Change

Production, publication and distribution expenses	$103.5	$114.0	$(10.5)	(9.2)%
Selling and support expenses	175.6	171.2	4.4	2.6
General and administrative expenses	30.1	33.5	(3.4)	(10.1)
Depreciation and amortization	119.5	109.2	10.3	9.4
Goodwill impairment	660.2	—	660.2	100.0

Total	$1,088.9	$427.9	$661.0	154.5%

	Six months ended June 30,
(amounts in millions)	2008	2007	$ Change	% Change

Production, publication and distribution expenses	$212.6	$228.6	$(16.0)	(7.0)%
Selling and support expenses	361.9	349.5	12.4	3.5
General and administrative expenses	65.0	70.9	(5.9)	(8.3)
Depreciation and amortization	237.8	212.2	25.6	12.1
Goodwill impairment	3,123.9	—	3,123.9	100.0

Total	$4,001.2	$861.2	$3,140.0	364.6%

Our expenses during the three and six months ended June 30, 2008 and 2007 include costs associated with our Triple Play strategy, with focus on our online products and services, and our directory publishing business with new product introductions in our Qwest, Embarq and AT&T markets. These costs relate to the continued launch of our new Dex market brand and our new uniform resource locator (“URL”), DexKnows.com, across our entire footprint, the continued introduction of plus companion directories in our Embarq and AT&T markets, as well as associated marketing and advertising campaigns, employee training associated with new product introductions and modernization and consolidation of our IT platform. We expect that these expenses will drive future advertising sales and revenue improvements.
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
Production, Publication and Distribution Expenses
Total production, publication and distribution expenses for the three and six months ended June 30, 2008 were $103.5 million and $212.6 million, respectively, compared to $114.0 million and $228.6 million for the three and six months ended June 30, 2007, respectively. The primary components of the $10.5 million, or 9.2%, and $16.0 million, or 7.0%, decrease in production, publication and distribution expenses for the three and six months ended June 30, 2008, respectively, were as follows:

	Three months ended	Six months ended
(amounts in millions)	June 30, 2008	June 30, 2008
	$ Change

Decreased information technology (“IT”) expenses	$(9.3)	$(12.9)
Decreased print, paper and distribution costs	(6.8)	(9.7)
Decreased “cost uplift” expense	(3.9)	(12.8)
Increased internet production and distribution costs	8.9	17.5
All other, net	0.6	1.9

Total decrease in production, publication and distribution expenses for the three and six months ended June 30, 2008	$(10.5)	$(16.0)

During the three and six months ended June 30, 2008, IT expenses declined $9.3 million and $12.9 million, respectively, compared to the three and six months ended June 30, 2007, primarily due to cost savings resulting from lower rates associated with an IT contract that became effective in July 2007. This decline is partially offset by additional spending associated with our IT infrastructure to support our Triple Play products and services, and enhancements and technical support of multiple production systems as we continue to integrate to a consolidated IT platform.
During the three and six months ended June 30, 2008, print, paper and distribution costs declined $6.8 million and $9.7 million, respectively, compared to the three and six months ended June 30, 2007. This decline is primarily due to our print product optimization program and negotiated price reductions in our print expenses.
Amortization of cost uplift during the three and six months ended June 30, 2007 totaled $3.9 million and $12.8 million, respectively, with no comparable expense for the three and six months ended June 30, 2008.

During the three and six months ended June 30, 2008, we incurred $8.9 million and $17.5 million, respectively, of additional expenses related to internet production and distribution due to additional expenses from Business.com, with no comparable expenses for the three and six months ended June 30, 2007, and increased operations, distribution and clicks costs associated with increased revenues from our online products and services.
Selling and Support Expenses
Total selling and support expenses for the three and six months ended June 30, 2008 were $175.6 million and $361.9 million, respectively, compared to $171.2 million and $349.5 million reported for the three and six months ended June 30, 2007, respectively. The primary components of the $4.4 million, or 2.6%, and $12.4 million, or 3.5%, increase in selling and support expenses for the three and six months ended June 30, 2008, respectively, were as follows:

	Three months ended	Six months ended
(amounts in millions)	June 30, 2008	June 30, 2008
	$ Change

Increased bad debt expense	$15.2	$24.0
Increased advertising and branding expenses	4.5	13.6
Decreased salesperson costs	(4.1)	(7.7)
Decreased “cost uplift” expense	(3.7)	(11.8)
Decreased directory publishing support costs	(3.1)	(4.3)
All other, net	(4.4)	(1.4)

Total increase in selling and support expenses for the three and six months ended June 30, 2008	$4.4	$12.4

During the three and six months ended June 30, 2008, bad debt expense increased $15.2 million, or 79.3% and $24.0 million, or 59.7%, respectively, compared to the three and six months ended June 30, 2007, primarily due to higher provision rates, deterioration in accounts receivable aging categories and increased write-offs, which have been driven by the extension of the write-off policy in our Qwest markets to conform to the legacy RHD markets, weaker housing trends and economic conditions in our markets, as well as the transition to in-house billing and collection services for certain local customers in our Qwest markets that were previously performed by Qwest on our behalf.
During the three and six months ended June 30, 2008, we incurred $4.5 million and $13.6 million, respectively, of additional advertising and branding expenses as compared to the three and six months ended June 30, 2007. Advertising expense for the three and six months ended June 30, 2008 includes $6.6 million and $14.6 million, respectively, of costs associated with traffic purchased and distributed to multiple advertiser landing pages, with no comparable expense for the prior corresponding periods.
During the three and six months ended June 30, 2008, salesperson costs decreased $4.1 million and $7.7 million, respectively, compared to the three and six months ended June 30, 2007, primarily due to planned headcount reductions and consolidation of responsibilities.
Amortization of cost uplift during the three and six months ended June 30, 2007 totaled $3.7 million and $11.8 million, respectively, with no comparable expense for the three and six months ended June 30, 2008.
During the three and six months ended June 30, 2008, directory publishing support costs decreased $3.1 million and $4.3 million, respectively, compared to the three and six months ended June 30, 2007, primarily due to a reduction in headcount and related expenses as well as additional capitalization of certain costs.

General and Administrative Expenses
General and administrative (“G&A”) expenses for the three and six months ended June 30, 2008 were $30.1 million and $65.0 million, respectively, compared to $33.5 million and $70.9 million for the three and six months ended June 30, 2007, respectively. The primary components of the $3.4 million, or 10.1%, and $5.9 million, or 8.3%, decrease in G&A expenses for the three and six months ended June 30, 2008, respectively, were as follows:

	Three months ended	Six months ended
(amounts in millions)	June 30, 2008	June 30, 2008
	$ Change

Decrease in non-cash stock-based compensation expense under SFAS No. 123 (R)	$(2.2)	$(5.9)
Decrease in IT expenses	(1.2)	(2.6)
Increase in restructuring expenses	4.4	4.8
All other, net	(4.4)	(2.2)

Total decrease in G&A expenses for the three and six months ended June 30, 2008	$(3.4)	$(5.9)

During the three and six months ended June 30, 2008, non-cash stock-based compensation expense under SFAS No. 123 (R) declined $2.2 million and $5.9 million, respectively, compared to the three and six months ended June 30, 2007, primarily due to an adjustment of $1.8 million associated with an increase in our forfeiture rate estimate, as well as additional expense related to vesting of awards granted to retirement or early retirement eligible employees during the three and six months ended June 30, 2007.
During the three and six months ended June 30, 2008, IT expenses declined $1.2 million and $2.6 million, respectively, compared to the three and six months ended June 30, 2007, primarily due to cost savings resulting from lower rates associated with an IT contract that became effective in July 2007. This decline is partially offset by additional spending associated with our IT infrastructure to support our Triple Play products and services, and enhancements and technical support of multiple production systems as we continue to integrate to a consolidated IT platform.
During the three and six months ended June 30, 2008, restructuring expenses were $4.4 million and $4.8 million, respectively, primarily due to planned headcount reductions and consolidation of responsibilities, with no comparable expenses for the three and six months ended June 30, 2007.
Depreciation and Amortization
Depreciation and amortization expense for the three and six months ended June 30, 2008 was $119.5 million and $237.8 million, respectively, compared to $109.2 million and $212.2 million for the three and six months ended June 30, 2007, respectively. Amortization of intangible assets was $104.0 million and $208.0 million for the three and six months ended June 30, 2008, respectively, compared to $97.3 million and $187.1 million for the three and six months ended June 30, 2007, respectively. The increase in amortization expense for the three and six months ended June 30, 2008 is primarily due to the amortization of intangible assets acquired in the Business.com Acquisition of $4.9 million and $9.7 million, respectively, with no comparable expense for the prior corresponding periods. The increase in amortization expense for the six months ended June 30, 2008 is also due to recognizing a full period of amortization expense related to the local customer relationships intangible asset acquired in the Dex Media Merger of $7.5 million, which commenced in February 2007.
Depreciation of fixed assets and amortization of computer software was $15.5 million and $29.8 million for the three and six months ended June 30, 2008, respectively, compared to $11.9 million and $25.1 million for the three and six months ended June 30, 2007. The increase in depreciation expense for the three and six months ended June 30, 2008 was primarily due to recognizing depreciation expense related to capital projects placed in service during 2007, as well as accelerated amortization related to software projects that are scheduled to be retired prior to their initial estimated service life.
Goodwill Impairment
As a result of the decline in the trading value of our debt and equity securities during the first quarter of 2008 and continuing negative industry and economic trends that have directly affected our business, we performed impairment tests as of March 31, 2008 of our goodwill, definite-lived intangible assets and other long-lived assets in accordance with SFAS No. 142 and SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS No. 144”), respectively. We used estimates and assumptions in our impairment evaluations, including, but not limited to, projected future cash flows, revenue growth and customer attrition rates.

The impairment test of our definite-lived intangible assets and other long-lived assets was performed by comparing the carrying amount of our intangible assets and other long-lived assets to the sum of their undiscounted expected future cash flows. In accordance with SFAS No. 144, impairment exists if the sum of the undiscounted expected future cash flows is less than the carrying amount of the intangible asset, or its related group of assets, and other long-lived assets. Our testing results of our definite-lived intangible assets and other long-lived assets indicated no impairment as of March 31, 2008.
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
Since the trading value of our equity securities further declined in the second quarter of 2008 and as a result of continuing negative industry and economic trends, we performed additional impairment tests of our goodwill and other long-lived assets as of June 30, 2008. As a result of these tests, we recognized a non-cash goodwill impairment charge of $660.2 million during the three months ended June 30, 2008. As a result of this impairment charge, we have no recorded goodwill at June 30, 2008.
No impairment losses were recorded related to our definite-lived intangible assets and other long-lived assets during the three and six months ended June 30, 2008 and 2007. No impairment losses were recorded related to our goodwill during the three and six months ended June 30, 2007.
If negative industry and economic conditions in certain of our markets do not improve, we will be required to assess the recoverability of our long-lived assets and other intangible assets, which could result in additional impairment charges.
Operating Income (Loss)
Operating income (loss) for the three and six months ended June 30, 2008 and 2007 was as follows:

	Three months ended June 30,
(amounts in millions)	2008	2007	$ Change	% Change

Total	$(425.2)	$239.2	$(664.4)	(277.8)%

	Six months ended June 30,
(amounts in millions)	2008	2007	$ Change	% Change

Total	$(2,662.8)	$467.1	$(3,129.9)	(670.1)%

Operating loss for the three and six months ended June 30, 2008 of $(425.2) million and $(2.7) billion, respectively, compares to operating income of $239.2 million and $467.1 million for the three and six months ended June 30, 2007, respectively. The change to operating loss for the three and six months ended June 30, 2008 from operating income for the three and six months ended June 30, 2007 is primarily due to the non-cash goodwill impairment charges noted above, as well as the revenue and expense trends described above.

Interest Expense, Net
Net interest expense for the three and six months ended June 30, 2008 was $236.4 million and $432.3 million, respectively, and includes $8.8 million and $14.3 million, respectively, of non-cash amortization of deferred financing costs. Net interest expense for the three and six months ended June 30, 2007 was $199.0 million and $400.6 million, respectively, and includes $5.3 million and $12.1 million, respectively, of non-cash amortization of deferred financing costs. As a result of the ineffective interest rate swaps associated with the amendment of the RHDI Credit Facility and the refinancing of the former Dex Media West credit facility, interest expense for the three and six months ended June 30, 2008 includes a non-cash charge of $42.9 million resulting from amounts previously charged to accumulated other comprehensive loss related to these interest rate swaps, offset by a reduction to interest expense of $4.4 million resulting from the change in the fair value of these interest rate swaps since June 6, 2008. Interest expense for the three and six months ended June 30, 2008 also includes the write-off of unamortized deferred financing costs of $2.2 million associated with the refinancing of the former Dex Media West credit facility and portions of the amended RHDI Credit Facility, which have been accounted for as extinguishments of debt.
The increase in net interest expense of $37.4 million, or 18.8%, and $31.7 million, or 7.9%, for the three and six months ended June 30, 2008, respectively, is primarily due to additional interest expense associated with the ineffective interest rate swaps and extinguishment of debt noted above. This increase is partially offset by lower interest rates associated with the Company’s refinancing transactions conducted during the fourth quarter of 2007 and lower interest rates on our variable rate debt during the respective periods as compared to the prior corresponding periods. See “Liquidity and Capital Resources” for further detail regarding our debt obligations.
In conjunction with the Dex Media Merger and as a result of purchase accounting required under GAAP, we recorded Dex Media’s debt at its fair value on January 31, 2006. We recognize an offset to interest expense each period for the amortization of the corresponding fair value adjustment over the life of the respective debt. The offset to interest expense was $4.4 million and $8.6 million for the three and six months ended June 30, 2008, respectively, and $7.7 million and $15.3 million for the three and six months ended June 30, 2007, respectively. The decline in the amortization of the fair value adjustment for the three and six months ended June 30, 2008 is directly attributable to the Company’s refinancing transactions conducted during the fourth quarter of 2007.
Gain on Debt Exchanges
As a result of the debt exchanges, we recorded a non-cash gain of $172.8 million, representing the difference between the accreted value or par value, as applicable, of the extinguished RHD Notes and the RHDI Senior Notes. Offsetting this gain is the write-off of $11.5 million of unamortized deferred financing costs related to the extinguished RHD Notes, which has been accounted for as an extinguishment of debt.
Income Taxes
The effective tax rate on income (loss) before income taxes of 32.3% and 33.1% for the three and six months ended June 30, 2008, respectively, compares to an effective tax rate of 37.9% and 38.5% on income before income taxes for the three and six months ended June 30, 2007, respectively. As a result of the non-cash goodwill impairment charge of $3.1 billion recorded during the six months ended June 30, 2008, we recognized a decrease in our deferred tax liability of $1.1 billion, which directly impacted our deferred tax benefit. The change in the effective tax rate for the three and six months ended June 30, 2008 is primarily due to the tax consequences of the non-cash goodwill impairment charges. The change in the effective tax rate for the three and six months ended June 30, 2008 is also attributable to changes in estimates for state and local tax, the refinancing transactions conducted during the second quarter of 2008, which shifted interest expense to our subsidiaries with lower state income tax rates, and an increase in our valuation allowance related to certain 2008 state tax losses.

Net Income (Loss) and Earnings (Loss) Per Share
Net loss for the three and six months ended June 30, 2008 of $(338.9) million and $(2.0) billion, respectively, compares to net income of $24.9 million and $40.9 million for the three and six months ended June 30, 2007, respectively. The change to net loss for the three and six months ended June 30, 2008 from net income for the three and six months ended June 30, 2007 is primarily due to the non-cash goodwill impairment charges noted above as well as the revenue and expense trends described above, offset by the gain recognized on the debt exchanges.
We account for earnings (loss) per share (“EPS”) in accordance with SFAS No. 128, Earnings Per Share (“SFAS No. 128”). Under the guidance of SFAS No. 128, diluted EPS is calculated by dividing net income (loss) by the weighted average common shares outstanding plus dilutive potential common stock. Potential common stock includes stock options, stock appreciation rights (“SARs”) and restricted stock, the dilutive effect of which is calculated using the treasury stock method.
See Note 2, “Summary of Significant Accounting Policies,” in Part 1 — Item 1 of this Quarterly Report on Form 10-Q for further details and computations of the basic and diluted EPS amounts. For the three months ended June 30, 2008, basic and diluted EPS was $(4.93), compared to basic and diluted EPS of $0.35 and $0.34 for the three months ended June 30, 2007, respectively. For the six months ended June 30, 2008, basic and diluted EPS was $(28.51), compared to basic and diluted EPS of $0.58 and $0.57 for the six months ended June 30, 2007, respectively. Due to the fact that there was a reported net loss for the three and six months ended June 30, 2008, the calculation of diluted EPS was anti-dilutive compared to basic EPS. Diluted EPS cannot be greater (or less of a loss) than basic EPS. Therefore, reported basic EPS and diluted EPS were the same for the three and six months ended June 30, 2008.

LIQUIDITY AND CAPITAL RESOURCES
Long-term debt of the Company at June 30, 2008 and December 31, 2007, including fair value adjustments required by GAAP as a result of the Dex Media Merger, consisted of the following:

	June 30, 2008	December 31, 2007

RHD
6.875% Senior Notes due 2013	$252,320	$300,000
6.875% Series A-1 Senior Discount Notes due 2013	312,096	339,222
6.875% Series A-2 Senior Discount Notes due 2013	524,322	613,649
8.875% Series A-3 Senior Notes due 2016	1,058,839	1,210,000
8.875% Series A-4 Senior Notes due 2017	1,235,260	1,500,000

R.H. Donnelley Inc. (“RHDI”)
Credit Facility	1,433,941	1,571,536
11.75% Senior Notes due 2015	412,871	—

Dex Media, Inc.
8% Senior Notes due 2013	511,268	512,097
9% Senior Discount Notes due 2013	748,835	719,112

Dex Media East
Credit Facility	1,101,000	1,106,050

Dex Media West
New Credit Facility	1,080,000	—
Former Credit Facility	—	1,071,491
8.5% Senior Notes due 2010	396,352	398,736
5.875% Senior Notes due 2011	8,768	8,774
9.875% Senior Subordinated Notes due 2013	820,479	824,982

Total RHD Consolidated	9,896,351	10,175,649
Less current portion	76,954	177,175

Long-term debt	$9,819,397	$9,998,474

Credit Facilities
At June 30, 2008, total outstanding debt under our credit facilities was $3,614.9 million, comprised of $1,433.9 million under the RHDI Credit Facility, $1,101.0 million under the Dex Media East credit facility and $1,080.0 million under the new Dex Media West credit facility.
RHDI
On June 6, 2008 and in conjunction with the debt exchanges, we amended the RHDI Credit Facility in order to, among other things, permit the debt exchanges and provide additional covenant flexibility. In addition, as part of the amendment, RHDI modified pricing and extended the maturity date of $100.0 million of the RHDI Revolver to June 2011. The remaining $75.0 million will continue to mature in December 2009.
As of June 30, 2008, outstanding balances under the RHDI Credit Facility, totaled $1,433.9 million, comprised of $286.5 million under Term Loan D-1 and $1,147.4 million under Term Loan D-2 and no amount was outstanding under the RHDI Revolver (other than $0.2 million utilized under a standby letter of credit). All Term Loans require quarterly principal and interest payments. The RHDI Credit Facility provides for an uncommitted Term Loan C for potential borrowings up to $400.0 million, such proceeds, if borrowed, to be used to fund acquisitions, refinance certain indebtedness or to make certain restricted payments. As noted above, $75.0 million of the RHDI Revolver matures in December 2009, while $100.0 million of the RHDI Revolver matures in June 2011, and Term Loans D-1 and D-2 require accelerated amortization beginning in 2010 through final maturity in June 2011. The weighted average interest rate of outstanding debt under the RHDI Credit Facility was 6.75% and 6.50% at June 30, 2008 and December 31, 2007, respectively.

As amended on June 6, 2008, as of June 30, 2008, the RHDI Credit Facility bears interest, at our option, at either:
•	The highest of (i) a base rate as determined by the Administrative Agent, Deutsche Bank Trust Company Americas, (ii) the Federal Funds Effective Rate (as defined) plus 0.50%, and (iii) 4.0%, in each case, plus a 2.50% margin on the RHDI Revolver and a 2.75% margin on Term Loan D-1 and Term Loan D-2; or

•	The higher of (i) LIBOR rate and (ii) 3.0%, in each case, plus a 3.50% margin on the RHDI Revolver and a 3.75% margin on Term Loan D-1 and Term Loan D-2. We may elect interest periods of 1, 2, 3 or 6 months (or 9 or 12 months if, at the time of the borrowing, all lenders agree to make such term available), for LIBOR borrowings.
Dex Media East
As of June 30, 2008, outstanding balances under the Dex Media East credit facility totaled $1,101.0 million, comprised of $700.0 million under Term Loan A and $400.0 million under Term Loan B and $1.0 million was outstanding under the $100.0 million revolving loan facility (“Dex Media East Revolver”) (with an additional $3.5 million utilized under three standby letters of credit). The Dex Media East Revolver and Term Loan A will mature in October 2013, and the Term Loan B will mature in October 2014. The weighted average interest rate of outstanding debt under the Dex Media East credit facility was 4.54% and 6.87% at June 30, 2008 and December 31, 2007, respectively.
Dex Media West
On June 6, 2008, we refinanced the Dex Media West credit facility. The new Dex Media West credit facility consists of a $130.0 million Term Loan A maturing in October 2013, a $950.0 million Term Loan B maturing in October 2014 and the $90.0 million Dex Media West Revolver maturing in October 2013. In the event that more than $25.0 million of Dex Media West’s 9.875% Senior Subordinated Notes due 2013 (or any refinancing or replacement thereof) are outstanding, the Dex Media West Revolver, Term Loan A and Term Loan B will mature on the date that is three months prior to the final maturity of such notes. The new Dex Media West credit facility includes a $400.0 million Incremental Facility that may be incurred as additional revolving loans or additional term loans subject to obtaining commitments for such loans. The Incremental Facility is fully available if used to refinance the Dex Media West 8.5% Senior Notes due 2010, however is limited to $200.0 million if used for any other purpose. The proceeds from the new Dex Media West credit facility were used to refinance the former Dex Media West credit facility and pay related fees and expenses.
As of June 30, 2008, outstanding balances under the new Dex Media West credit facility totaled $1,080.0 million, comprised of $130.0 million under Term Loan A and $950.0 million under Term Loan B and no amount was outstanding under the Dex Media West Revolver. The weighted average interest rate of outstanding debt under the new Dex Media West credit facility was 6.97% at June 30, 2008. The weighted average interest rate of outstanding debt under the former Dex Media West credit facility was 6.51% at December 31, 2007.
As of June 30, 2008, the new Dex Media West credit facility bears interest, at our option, at either:
•	The highest of (i) the base rate determined by the Administrative Agent, JP Morgan Chase Bank, N.A., (ii) the Federal Funds Effective Rate (as defined) plus 0.50%, and (iii) 4.0%, in each case, plus a 2.75% (or 2.50% if the leverage ratio is less than 3.00 to 1.00) margin on the Dex Media West Revolver and Term Loan A and a 3.0% margin on Term Loan B; or

•	The higher of (i) LIBOR rate and (ii) 3.0% plus a 3.75% (or 3.50% if the leverage ratio is less than 3.00 to 1.00) margin on the Dex Media West Revolver and Term Loan A and a 4.0% margin on Term Loan B. We may elect interest periods of 1, 2, 3, or 6 months (or 9 or 12 months if, at the time of the borrowing, all lenders agree to make such term available), for LIBOR borrowings.
Notes
On June 25, 2008, RHDI exchanged $594.2 million ($585.7 million accreted value) of the RHD Notes for $412.9 million of the RHDI Senior Notes, resulting in a reduction of debt of $172.8 million.

Interest on the RHDI Senior Notes is payable semi-annually on May 15th and November 15th of each year, commencing November 15, 2008. The RHDI Senior Notes are senior unsecured obligations of RHDI and rank equally with all of RHDI’s other senior unsecured indebtedness. The RHDI Senior Notes are fully and unconditionally guaranteed by RHD and RHDI’s subsidiaries that guarantee the obligations under the RHDI Credit Facility on a general, senior unsecured basis. The RHDI Senior Notes are effectively subordinated in right of payment to all of RHDI’s existing and future secured debt to the extent of the value of the assets securing such debt. The RHDI Senior Notes are also structurally subordinated to all existing and future liabilities (including trade payables) of RHDI’s existing and future subsidiaries that do not guarantee the RHDI Senior Notes. The RHD guarantee with respect to the RHDI Senior Notes is structurally subordinated to the liabilities of RHD’s subsidiaries, other than RHDI and its subsidiaries that guarantee obligations under the RHDI Senior Notes. Claims with respect to the RHDI Senior Notes are structurally senior to claims with respect to any outstanding RHD notes.
The RHDI Senior Notes have not been and will not be registered with the Securities and Exchange Commission under the Securities Act of 1933 or the securities laws of any other jurisdiction. The RHDI Senior Notes will not be listed on any securities exchange.
In July 2008, we registered approximately $1,235.3 million of the 8.875% Series A-4 Senior Notes due 2017, that were issued on October 2, 2007 and October 17, 2007 by RHD.
Refinancings
The purpose of the refinancings noted above was to reduce near-term mandatory debt repayments, extend our maturity profile, provide additional covenant flexibility and reduce debt levels. Certain of these refinancings have been accounted for as extinguishments of debt. The debt exchanges resulted in a gain of approximately $161.3 million, representing the difference between the accreted value or par value, as applicable, of the extinguished RHD Notes and RHDI Senior Notes of $172.8 million, offset by the write-off of unamortized deferred financing costs of $11.5 million associated with the extinguished RHD Notes. In addition, interest expense for the three and six months ended June 30, 2008 includes the write-off of unamortized deferred financing costs of $2.2 million associated with the refinancing of the former Dex Media West credit facility and portions of the amended RHDI Credit Facility.
Impact of Purchase Accounting
As a result of the Dex Media Merger and in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations (“SFAS No. 141”), we were required to record Dex Media’s outstanding debt at its fair value as of the date of the Dex Media Merger, and as such, a fair value adjustment was established at January 31, 2006. This fair value adjustment is amortized as a reduction of interest expense over the remaining term of the respective debt agreements using the effective interest method and does not impact future scheduled interest or principal payments. Amortization of the fair value adjustment included as a reduction of interest expense was $4.4 million and $8.6 million for the three and six months ended June 30, 2008, respectively, and $7.7 million and $15.3 million for the three and six months ended June 30, 2007, respectively. As of June 30, 2008, $95.2 million of the fair value adjustment remains unamortized as shown in the following table.

			Long-Term Debt at
			June 30, 2008
	Unamortized Fair		Excluding
	Value Adjustment at	Long-Term Debt at	Unamortized Fair
(amounts in millions)	June 30, 2008	June 30, 2008	Value Adjustment

Dex Media, Inc. 8% Senior Notes	$11.3	$511.3	$500.0
Dex Media, Inc. 9% Senior Discount Notes	13.7	748.8	735.1
Dex Media West 8.5% Senior Notes	11.3	396.4	385.1
Dex Media West 5.875% Senior Notes	0.1	8.8	8.7
Dex Media West 9.875% Senior Subordinated Notes	58.8	820.5	761.7

Total Dex Media Outstanding Debt at January 31, 2006	$95.2	$2,485.8	$2,390.6

Liquidity and Cash Flows
Our primary source of liquidity will continue to be cash flow generated from operations as well as available borrowing capacity under the revolver portions of the Company’s credit facilities. We expect that our primary liquidity requirements will be to fund operations and service the Company’s indebtedness. Our ability to meet our debt service requirements will be dependent on our ability to generate sufficient cash from operations and incur additional borrowings under the Company’s credit facilities. Our primary sources of cash flow will consist mainly of cash receipts from the sale of advertising in our yellow pages and from our online products and services and can be impacted by, among other factors, general economic conditions, competition from other yellow pages directory publishers and other alternative products, consumer confidence and the level of demand for our advertising products and services. Subsequent to the refinancing of the former Dex Media West credit facility with the new Dex Media West credit facility, we believe that cash flows from operations, along with borrowing capacity under the revolver portions of the Company’s credit facilities, will be adequate to fund our operations and capital expenditures and meet our debt service requirements for at least the next 15 to 24 months. However, we make no assurances that our business will generate sufficient cash flow from operations or that sufficient borrowing capacity will be available under the revolver portions of the Company’s credit facilities to enable us to fund our operations and capital expenditures, meet all debt service requirements, pursue all of our strategic initiatives, or for other purposes. From time to time we may purchase our equity and/or debt securities and/or our subsidiaries’ debt securities through privately negotiated transactions, open market purchases or otherwise depending on, among other things, the availability of funds, alternative investments and market conditions.
Primarily as a result of our business combinations, we have a significant amount of debt. Aggregate outstanding debt as of June 30, 2008 was $9.9 billion (including fair value adjustments required by GAAP as a result of the Dex Media Merger). As a result of the refinancing transactions conducted during the second quarter of 2008 and other debt repayment, we reduced our net debt by $236.5 million during the second quarter of 2008.
During the three and six months ended June 30, 2008, we made scheduled principal payments of $3.7 million and $35.1 million, respectively, and prepaid an additional $1,096.0 million and $1,156.0 million, respectively, in principal under our credit facilities, which includes prepayments associated with the refinancing of the former Dex Media West credit facility, for total credit facility repayments of $1,099.7 million and $1,191.1 million, respectively, excluding revolver payments. During the three and six months ended June 30, 2008, we made revolver payments of $163.8 million and $396.2 million, respectively, offset by revolver borrowings of $157.8 million and $373.1 million, respectively, resulting in a net decrease of $6.0 million and $23.1 million, respectively, of the revolver portions under the Company’s credit facilities.
For the three and six months ended June 30, 2008, we made aggregate net cash interest payments of $164.1 million and $378.4 million, respectively. Aggregate net cash interest payments for the three and six months ended June 30, 2008 include $16.0 million of interest that accrued on the RHD Notes prior to the debt exchanges. Interest on these notes was initially scheduled to be paid in the third quarter of 2008. At June 30, 2008, we had $82.0 million of cash and cash equivalents before checks not yet presented for payment of $6.5 million, and combined available borrowings under our revolvers of $360.3 million. During the three and six months ended June 30, 2008, we periodically utilized our revolvers as a financing resource to balance the timing of our periodic payments and our prepayments made under our credit facilities and interest payments on our senior notes and our subsidiaries’ senior notes and senior subordinated notes with the timing of cash receipts from operations. Our present intention is to repay borrowings under all revolvers in a timely manner and keep any outstanding amounts to a minimum.
Cash provided by operating activities was $276.3 million for the six months ended June 30, 2008. Key contributors to operating cash flow include the following:
•	$(1,962.0) million in net loss, which includes the impact of the non-cash goodwill impairment charge.

•	$2,149.3 million of net non-cash items consisting of the non-cash goodwill impairment charge of $3,123.9 million, offset by $(974.6) million in deferred income taxes, which includes the tax impact of the non-cash goodwill impairment charge.

•	$161.3 million of the net non-cash gain on the debt exchanges.

•	$385.4 million of other net non-cash items primarily consisting of $237.8 million of depreciation and amortization, $64.2 million in bad debt provision, $38.4 million of net additional interest expense associated with ineffective interest rate swaps, and $26.5 million in other non-cash items, primarily consisting of $36.4 million related to the accretion of our discounted debt and $12.1 million related to the amortization of deferred financing costs, offset by $13.3 million associated with the change in fair value of our interest rate swaps and $8.6 million associated with the amortization of the fair value adjustments required by GAAP as a result of the Dex Media Merger, which reduced interest expense. Other net non-cash items also include $16.3 million of stock-based compensation expense and $2.2 million in loss on extinguishment of debt, reflecting the write-off of unamortized deferred financing costs associated with the former Dex Media West credit facility.

•	$92.4 million net use of cash from an increase in accounts receivable of $128.9 million due to an increase in days outstanding of customer balances and deterioration in accounts receivable aging categories, which has been driven by the extension of the write-off policy in our Qwest markets to conform to the legacy RHD markets, weaker economic conditions, the transition to in-house billing and collection services for certain local customers in our Qwest markets that were previously performed by Qwest on our behalf, as well as publication cycle seasonality, offset by an increase in deferred directory revenues of $36.5 million. The change in deferred revenues and accounts receivable are analyzed together given the fact that when a directory is published, the annual billable value of that directory is initially deferred and unbilled accounts receivable are established. Each month thereafter, typically one twelfth of the billing value is recognized as revenues and billed to customers.

•	$25.1 million net source of cash from a decrease in other assets, consisting of a $46.9 million decrease in prepaid directory costs resulting from publication seasonality, offset by a $21.8 million increase in other current and non-current assets, primarily relating to deferred commissions, print, paper and delivery costs and changes in the fair value of the Company’s interest rate swap agreements.

•	$71.3 million net use of cash from a decrease in accounts payable and accrued liabilities, primarily reflecting a $32.7 million decrease in trade accounts payable resulting from timing of invoice processing versus payment thereon, a $31.9 million decrease in accrued interest payable on outstanding debt and a $6.7 million decrease in accrued liabilities, which include accrued salaries and related bonuses and accrued income taxes.

•	$3.5 million increase in other non-current liabilities, including pension and postretirement long-term liabilities.
Cash used in investing activities for the six months ended June 30, 2008 was $26.0 million and includes the following:
•	$30.3 million used to purchase fixed assets, primarily computer equipment, software and leasehold improvements.

•	$4.3 million in cash proceeds from the disposition of an equity investment in the fourth quarter of 2007, which were received in January 2008.
Cash used in financing activities for the six months ended June 30, 2008 was $214.3 million and includes the following:
•	$1,018.7 million in proceeds, net of costs, from borrowings under our new Dex Media West credit facility, which was used to refinance the former Dex Media West credit facility and pay related fees and expenses.

•	$1,191.2 million in principal payments on term loans under our credit facilities and notes. With regard to our credit facilities, $35.1 million represents scheduled principal payments and $1,156.0 million represents principal payments made on an accelerated basis, at our option, from proceeds received with the new Dex Media West credit facility and from available cash flow generated from operations.

•	$373.1 million in borrowings under our revolvers, used primarily to fund temporary working capital requirements.

•	$396.2 million in principal payments on our revolvers.

•	$8.5 million in fees associated with the issuance of the RHDI Senior Notes, which has been accounted for as a non-cash financing activity.

•	$6.1 million used to repurchase our common stock. This use of cash pertains to common stock repurchases made during 2007 that had not settled as of December 31, 2007.

•	$4.2 million in the decreased balance of checks not yet presented for payment.

•	$0.1 million in proceeds from the exercise of employee stock options.
Cash provided by operating activities was $314.3 million for the six months ended June 30, 2007. Key contributors to operating cash flow include the following:
•	$40.9 million in net income.

•	$331.1 million of net non-cash charges primarily consisting of $212.2 million of depreciation and amortization, $40.2 million in bad debt provision, $21.5 million of stock-based compensation expense, $31.9 million in other non-cash charges, primarily related to the amortization of deferred financing costs and amortization of the fair value adjustments required by GAAP as a result of the Dex Media Merger, and $25.3 million in deferred income taxes.

•	$54.0 million net use of cash from an increase in accounts receivable of $155.5 million, offset by an increase in deferred directory revenue of $101.5 million. The change in deferred revenue and accounts receivable are analyzed together given the fact that when a directory is published, the annual billable value of that directory is initially deferred and unbilled accounts receivable are established. Each month thereafter, typically one twelfth of the billing value is recognized as revenue and billed to customers.

•	$8.6 million net source of cash from a decrease in other assets, consisting of a $22.6 million decrease in prepaid expenses, offset by a $14.0 million increase in other current and non-current assets, primarily relating to deferred commissions, print, paper and delivery costs and changes in the fair value of the Company’s interest rate swap agreements.

•	$20.3 million net use of cash from a decrease in accounts payable and accrued liabilities, primarily reflecting a $17.9 million decrease in accrued liabilities, including accrued salaries and related bonuses, and a $4.9 million decrease in accrued interest payable on outstanding debt, offset by a $2.5 million increase in trade accounts payable.

•	$8.0 million increase in other non-current liabilities, including pension and postretirement long-term liabilities.
Cash used by investing activities for the six months ended June 30, 2007 was $39.9 million and includes the following:
•	$37.4 million used to purchase fixed assets, primarily computer equipment, software and leasehold improvements.

•	$2.5 million used to fund an equity investment.
Cash used by financing activities for the six months ended June 30, 2007 was $365.7 million and includes the following:
•	$737.6 million in principal payments on debt borrowed under each of the credit facilities. Of this amount, $143.0 million represents scheduled principal payments, $204.0 million represents principal payments made on an accelerated basis, at our option, from available cash flow generated from operations and $390.6 million represents principal payments on the revolvers.

•	$361.6 million source in borrowings under the revolvers.

•	$11.8 million in proceeds from the exercise of employee stock options.

•	$1.5 million used in the decreased balance of checks not yet presented for payment.

Contractual Obligations
As a result of the Company’s recent refinancing activities, the contractual obligations table presented below sets forth our annual commitments as of June 30, 2008 for principal and interest payments on our debt. The debt repayments as presented in this table include only the scheduled principal payments under our current debt agreements and do not include any anticipated prepayments. The debt repayments also exclude fair value adjustments required under purchase accounting, as these adjustments do not impact our payment obligations.

	Payment Due by Period
		Less than	1-3	3-5	More than 5
(amounts in millions)	Total	1 Year	Years	Years	Years

Long-term debt (1)	$9,801.2	$77.0	$2,066.5	$1,028.7	$6,629.0
Interest on long-term debt (2)	4,215.7	700.0	1,420.1	1,176.2	919.4

Total long-term debt and related interest contractual obligations	$14,016.9	$777.0	$3,486.6	$2,204.9	$7,548.4

(1)	Included in long-term debt are principal amounts owed under our credit facilities and our senior notes and senior subordinated notes, including the current portion of long-term debt.

(2)	Interest on debt represents cash interest payment obligations assuming all indebtedness at June 30, 2008 will be paid in accordance with its contractual maturity and assumes interest rates on variable interest debt as of June 30, 2008 will remain unchanged in future periods. The weighted average interest rates under the RHDI, Dex Media East and new Dex Media West Credit Facilities were 6.75%, 4.54% and 6.97%, respectively, at June 30, 2008. Please refer to “Liquidity and Capital Resources” for interest rates on our senior notes and our senior subordinated notes.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk and Risk Management
The RHDI Credit Facility and the Dex Media East and new Dex Media West credit facilities bear interest at variable rates and, accordingly, our earnings and cash flow are affected by changes in interest rates. The RHDI Credit Facility requires that we maintain hedge agreements to provide either a fixed interest rate or interest rate protection on at least 50% of RHDI’s total outstanding debt. The Dex Media East and new Dex Media West credit facilities require that we maintain hedge agreements to provide a fixed rate on at least 33% of their respective indebtedness.
The Company has entered into interest rate swaps that effectively convert approximately $2.6 billion or 71% of the Company’s variable rate debt to fixed rate debt as of June 30, 2008. At June 30, 2008, approximately 37% of our total debt outstanding consists of variable rate debt, excluding the effect of our interest rate swaps. Including the effect of our interest rate swaps, total fixed rate debt comprised approximately 89% of our total debt portfolio as of June 30, 2008. The interest rate swaps mature at varying dates from August 2008 through March 2013.
Under the terms of the agreements, the Company receives variable interest based on three-month LIBOR and pays a weighted average fixed rate of 4.4%. The weighted average variable rate received on our interest rate swaps was 2.7% for the six months ended June 30, 2008. These periodic payments and receipts are recorded as interest expense.
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
As a result of the amendment of the RHDI Credit Facility and the refinancing of the former Dex Media West credit facility on June 6, 2008, the existing interest rate swaps associated with these two debt arrangements having a notional amount of $2.0 billion are no longer highly effective in offsetting changes in cash flows. Accordingly, these interest rate swaps became ineffective on June 6, 2008 and cash flow hedge accounting treatment under Statement of Financial Accounting Standards (“SFAS”) No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”) is no longer permitted. Interest expense for the three and six months ended June 30, 2008 includes a non-cash charge of $42.9 million resulting from amounts previously charged to accumulated other comprehensive loss related to these interest rate swaps, offset by a reduction to interest expense of $4.4 million resulting from the change in the fair value of these interest rate swaps since June 6, 2008. Prospective gains or losses on the change in the fair value of these interest rate swaps will be reported in earnings as a component of interest expense.
Interest rate swaps with a notional amount of $700.0 million have been designated as cash flow hedges and provided an effective hedge of the three-month LIBOR-based interest payments on $700.0 million of bank debt.

Market Risk Sensitive Instruments
The Company utilizes a combination of fixed-rate and variable-rate debt to finance its operations. The variable-rate debt exposes the Company to variability in interest payments due to changes in interest rates. Management believes that it is prudent to mitigate the interest rate risk on a portion of its variable-rate borrowings. To satisfy this objective, the Company has entered into fixed interest rate swap agreements to manage fluctuations in cash flows resulting from changes in interest rates on variable-rate debt. Certain interest rate swap agreements have been designated as cash flow hedges. In accordance with the provisions of SFAS No. 133, as amended by SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, an Amendment of FAS 133 and SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, the swaps are recorded at fair value. On a quarterly basis, the fair values of the swaps are determined based on quoted market prices and, assuming effectiveness, the differences between the fair value and the book value of the swaps are recognized in accumulated other comprehensive loss, a component of shareholders’ equity. The swaps and the hedged item (three-month LIBOR-based interest payments on $700.0 million of bank debt) have been designed so that the critical terms (interest reset dates, duration and index) coincide. Assuming the critical terms continue to coincide, the cash flows from the swaps will exactly offset the cash flows of the hedged item and no ineffectiveness will exist.
For derivative instruments that are not designated or do not qualify as hedged transactions, the initial fair value, if any, and any subsequent gains or losses on the change in the fair value are reported in earnings as a component of interest expense.
Item 4. Controls and Procedures
(a)	Evaluation of Disclosure Controls and Procedures. Based on their evaluation, as of the end of the period covered by this Quarterly Report on Form 10-Q, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) the principal executive officer and principal financial officer of the Company have each concluded that such disclosure controls and procedures are effective and sufficient to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported appropriately and within the time periods specified in the Securities and Exchange Commission’s rules and forms.

(b)	Changes in Internal Control Over Financial Reporting. There have not been any changes in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Item1A. Risk Factors
The four risk factors presented below replace and supersede risk factors numbered 3,5, 9 and 10, respectively, set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007 (“2007 Form 10-K”). There have been no other material changes to the Company’s risk factors as disclosed in Item 1A, “Risk Factors,” in our 2007 Form 10-K.
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
Virtually all independent publishers compete aggressively on price to increase market share. This may affect our pricing or revenues in the future. Due to the recent economic environment and trends in our industry, we have experienced a decline in advertising sales during the first six months of 2008 and we expect this trend to continue throughout 2008.
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

5) Recognition of impairment charges for our intangible assets, other long-lived assets or goodwill
At June 30, 2008, the net carrying value of our intangible assets totaled approximately $11.0 billion. As a result of the impairment charges during the first and second quarter of 2008 noted below, we have no recorded goodwill at June 30, 2008. Our intangible assets and other long-lived assets are subject to impairment testing in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-lived Assets. We review the carrying value of our intangible assets and other long-lived assets for impairment whenever events or circumstances indicate that their carrying amount may not be recoverable. Significant negative industry or economic trends, including the market price of our common stock or the fair value of our debt, disruptions to our business, unexpected significant changes or planned changes in the use of the intangible assets and other long-lived assets, and mergers and acquisitions could result in an impairment charge for any of our intangible assets or other long-lived assets.
As a result of the decline in the trading value of our debt and equity securities during the first quarter of 2008 and continuing negative industry and economic trends that have directly affected our business, we performed impairment tests as of March 31, 2008 of our goodwill and definite-lived intangible assets in accordance with SFAS No. 142 and SFAS No. 144, respectively. We used certain estimates and assumptions in our impairment evaluations, including, but not limited to, projected future cash flows, revenue growth and customer attrition levels. As a result of this testing, we recorded a $2.5 billion non-cash, pre-tax charge associated with goodwill impairment in the first quarter of 2008.
Since the trading value of our equity securities further declined in the second quarter of 2008 and as a result of continuing negative industry and economic trends, we performed additional impairment tests of our goodwill and other long-lived assets as of June 30, 2008. As a result of these tests, we recognized a non-cash goodwill impairment charge of $660.2 million during the second quarter of 2008.
No impairment losses were recorded related to our definite-lived intangible assets and other long-lived assets during the three and six months ended June 30, 2008.
If negative industry and economic conditions in certain markets do not improve, we will be required to assess the recoverability of our long-lived assets and other intangible assets, which could result in additional impairment charges. Any additional impairment charge related to our intangible assets or other long-lived assets could have a significant effect on our financial position and results of operations in the periods recognized.
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
10) Reliance on, and extension of credit to, small and medium-sized businesses.
Approximately 85% of our directory advertising revenue is derived from selling advertising to small and medium-sized enterprises (“SMEs”). In the ordinary course of our yellow pages publishing business, we extend credit to these advertisers for advertising purchases. SMEs, however, tend to have fewer financial resources and higher failure rates than large businesses, especially during a downturn in the general economy. The proliferation of very large retail stores may continue to harm small- and medium-sized businesses. We believe these limitations are significant contributing factors to having advertisers in any given year not renew their advertising in the following year. In addition, full or partial collection of delinquent accounts can take an extended period of time. Consequently, we could be adversely affected by our dependence on and our extension of credit to small- and medium-sized businesses. For the year ended December 31, 2007, our bad debt expense represented approximately 3.0% of our net revenue. For the three and six months ended June 30, 2008, our bad debt expense represented approximately 5.2% and 4.8% of our net revenue, respectively.

Item 4.	Submission of Matters to a Vote of Security Holders
Our Annual Meeting of Shareholders (“Meeting”) was held in Cary, North Carolina on May 15, 2008. At the Meeting, the Company’s shareholders elected Messrs. Michael P. Connors, Thomas J. Reddin and David M. Veit as Class III members of the Board of Directors to serve a term of three years, as follows:

		Votes
Name	Votes For	Withheld/Against	Abstentions

Michael P. Connors	52,299,458	1,608,446	35,183
Thomas J. Reddin	52,679,586	1,229,209	34,292
David M. Veit	52,670,144	1,238,396	35,547
The Board of Directors now comprises 9 members. The other members of our Board of Directors (David C. Swanson, Nancy E. Cooper, Robert Kamerschen, Alan F. Schultz, Barry Lawson Williams and Edwina D. Woodbury) were not subject to re-election by shareholders this year and continue in office.
At the Meeting, the Company’s shareholders ratified the appointment of KPMG LLP (“KPMG”) to serve as the Company’s independent registered public accounting firm for 2008, as follows:

		Votes
	Votes For	Withheld/Against	Abstentions

Ratification of the appointment of KPMG	53,713,748	210,278	19,061
At the Meeting, the Company’s shareholders approved a proposal with respect to the exchange program for certain outstanding stock options and SARS, as follows.

		Votes
	Votes For	Withheld/Against	Abstentions

Exchange program proposal	33,076,245	13,790,674	37,577
At the Meeting, the Company’s shareholders disapproved a shareholder proposal with respect to a classified board structure, as follows.

		Votes
	Votes For	Withheld/Against	Abstentions

Shareholder proposal regarding classified board structure	11,752,947	35,121,280	30,269
At the Meeting, the Company’s shareholders approved a management proposal with respect to amending the Company’s Certificate of Incorporation in order to declassify the Board of Directors, as follows.

		Votes
	Votes For	Withheld/Against	Abstentions

Management proposal regarding the amendment of the Company’s Certificate of Incorporation in order to declassify the Board of Directors	53,496,609	414,119	32,183

Item 6.	Exhibits

Exhibit No.	Document

3.1	Amended and Restated Certificate of Incorporation of R.H. Donnelley Corporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 16, 2008 (SEC No. 001-07155)).

4.1	Indenture, dated June 25, 2008, among The Bank of New York, as trustee, R.H. Donnelley Inc., as issuer, R.H. Donnelley Corporation, as guarantor, and the subsidiary guarantors party thereto (incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K, filed on June 25, 2008 (SEC No. 001-07155)).

10.1	Second Amendment, dated as of June 6, 2008, to the Second Amended and Restated Credit Agreement, dated as of December 13, 2005 as amended by the First Amendment, dated as of April 24, 2006, among R.H. Donnelley Corporation, R.H. Donnelley Inc., the several banks and other financial institutions or entities from time to time parties thereto, Deutsche Bank Trust Company Americas, as administrative agent, and the other agents parties thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K, filed on June 9, 2008 (SEC No. 001-07155)).

10.2	Reaffirmation, dated as of June 6, 2008, among R.H. Donnelley Corporation, R.H. Donnelley Inc. and its subsidiaries and Deutsche Bank Trust Company Americas, as administrative agent (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K, filed on June 9, 2008 (SEC No. 001-07155)).

10.3	Credit Agreement, dated June 6, 2008, among Dex Media, Inc., Dex Media West, Inc., Dex Media West LLC, the several banks and other financial institutions or entities from time to time parties thereto as lenders, J.P. Morgan Securities Inc. and Banc of America Securities LLC, as co-lead arrangers and joint-bookrunners, JPMorgan Chase Bank, N.A., as administrative agent, and Bank of America, N.A., as syndication agent (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 8-K, filed on June 9, 2008 (SEC No. 001-07155)).

10.4	Guarantee and Collateral Agreement, dated as of June 6, 2008, among Dex Media West LLC, Dex Media West, Inc., the subsidiary guarantor party thereto and JPMorgan Chase Bank, N.A., as collateral agent (incorporated by reference to Exhibit 10.4 to the Registrant’s Form 8-K, filed on June 9, 2008 (SEC No. 001-07155)).

10.5	Pledge Agreement, dated as of June 6, 2008, among Dex Media, Inc. and JPMorgan Chase Bank, N.A., as collateral agent (incorporated by reference to Exhibit 10.5 to the Registrant’s Form 8-K, filed on June 9, 2008 (SEC No. 001-07155)).

31.1*	Certification of Quarterly Report on Form 10-Q for the period ended June 30, 2008 by David C. Swanson, Chairman and Chief Executive Officer of R.H. Donnelley Corporation under Section 302 of the Sarbanes-Oxley Act

31.2*	Certification of Quarterly Report on Form 10-Q for the period ended June 30, 2008 by Steven M. Blondy, Executive Vice President and Chief Financial Officer of R.H. Donnelley Corporation under Section 302 of the Sarbanes-Oxley Act

32.1*	Certification of Quarterly Report on Form 10-Q for the period ended June 30, 2008 under Section 906 of the Sarbanes-Oxley Act by David C. Swanson, Chairman and Chief Executive Officer, and Steven M. Blondy, Executive Vice President and Chief Financial Officer, for R.H. Donnelley Corporation

*	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

R.H. DONNELLEY CORPORATION
Date: July 30, 2008	By:	/s/ Steven M. Blondy
Steven M. Blondy
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ R. Barry Sauder
R. Barry Sauder
Vice President, Corporate Controller and Chief Accounting Officer (Principal Accounting Officer)

Exhibit Index

Exhibit No.	Document

3.1	Amended and Restated Certificate of Incorporation of R.H. Donnelley Corporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 16, 2008 (SEC No. 001-07155)).

4.1	Indenture, dated June 25, 2008, among The Bank of New York, as trustee, R.H. Donnelley Inc., as issuer, R.H. Donnelley Corporation, as guarantor, and the subsidiary guarantors party thereto (incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K, filed on June 25, 2008 (SEC No. 001-07155)).

10.1	Second Amendment, dated as of June 6, 2008, to the Second Amended and Restated Credit Agreement, dated as of December 13, 2005 as amended by the First Amendment, dated as of April 24, 2006, among R.H. Donnelley Corporation, R.H. Donnelley Inc., the several banks and other financial institutions or entities from time to time parties thereto, Deutsche Bank Trust Company Americas, as administrative agent, and the other agents parties thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K, filed on June 9, 2008 (SEC No. 001-07155)).

10.2	Reaffirmation, dated as of June 6, 2008, among R.H. Donnelley Corporation, R.H. Donnelley Inc. and its subsidiaries and Deutsche Bank Trust Company Americas, as administrative agent (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K, filed on June 9, 2008 (SEC No. 001-07155)).

10.3	Credit Agreement, dated June 6, 2008, among Dex Media, Inc., Dex Media West, Inc., Dex Media West LLC, the several banks and other financial institutions or entities from time to time parties thereto as lenders, J.P. Morgan Securities Inc. and Banc of America Securities LLC, as co-lead arrangers and joint-bookrunners, JPMorgan Chase Bank, N.A., as administrative agent, and Bank of America, N.A., as syndication agent (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 8-K, filed on June 9, 2008 (SEC No. 001-07155)).

10.4	Guarantee and Collateral Agreement, dated as of June 6, 2008, among Dex Media West LLC, Dex Media West, Inc., the subsidiary guarantor party thereto and JPMorgan Chase Bank, N.A., as collateral agent (incorporated by reference to Exhibit 10.4 to the Registrant’s Form 8-K, filed on June 9, 2008 (SEC No. 001-07155)).

10.5	Pledge Agreement, dated as of June 6, 2008, among Dex Media, Inc. and JPMorgan Chase Bank, N.A., as collateral agent (incorporated by reference to Exhibit 10.5 to the Registrant’s Form 8-K, filed on June 9, 2008 (SEC No. 001-07155)).

31.1*	Certification of Quarterly Report on Form 10-Q for the period ended June 30, 2008 by David C. Swanson, Chairman and Chief Executive Officer of R.H. Donnelley Corporation under Section 302 of the Sarbanes-Oxley Act

31.2*	Certification of Quarterly Report on Form 10-Q for the period ended June 30, 2008 by Steven M. Blondy, Executive Vice President and Chief Financial Officer of R.H. Donnelley Corporation under Section 302 of the Sarbanes-Oxley Act

32.1*	Certification of Quarterly Report on Form 10-Q for the period ended June 30, 2008 under Section 906 of the Sarbanes-Oxley Act by David C. Swanson, Chairman and Chief Executive Officer, and Steven M. Blondy, Executive Vice President and Chief Financial Officer, for R.H. Donnelley Corporation

*	Filed herewith.