Form 10-Q
period 2008-09-30
R H DONNELLEY CORP
filed 2008-10-29
CIK 30419

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑
Indicate the number of shares outstanding of the issuer’s classes of common stock, as of the latest practicable date:

Title of class	Shares Outstanding at October 15, 2008

Common Stock, par value $1 per share	68,806,514

R.H. DONNELLEY CORPORATION

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements
R.H. Donnelley Corporation and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)

	September 30,	December 31,
(in thousands, except share data)	2008	2007

Assets

Current Assets
Cash and cash equivalents	$60,789	$46,076
Accounts receivable
Billed	296,549	258,839
Unbilled	791,301	847,446
Allowance for doubtful accounts and sales claims	(52,204)	(42,817)

Net accounts receivable	1,035,646	1,063,468
Deferred directory costs	175,043	183,687
Short-term deferred income taxes, net	45,216	47,759
Prepaid expenses and other current assets	79,531	126,201

Total current assets	1,396,225	1,467,191

Fixed assets and computer software, net	182,121	187,680
Other non-current assets	179,937	139,406
Intangible assets, net	10,859,121	11,170,482
Goodwill	—	3,124,334

Total Assets	$12,617,404	$16,089,093

Liabilities and Shareholders’ (Deficit) Equity

Current Liabilities
Accounts payable and accrued liabilities	$177,116	$230,693
Accrued interest	147,555	198,828
Deferred directory revenues	1,097,666	1,172,035
Current portion of long-term debt	121,269	177,175

Total current liabilities	1,543,606	1,778,731

Long-term debt	9,594,367	9,998,474
Deferred income taxes, net	1,356,231	2,288,384
Other non-current liabilities	192,299	200,768

Total liabilities	12,686,503	14,266,357

Commitments and contingencies

Shareholders’ (Deficit) Equity
Common stock, par value $1 per share, authorized - 400,000,000 shares; issued - 88,169,275 shares at September 30, 2008 and December 31, 2007; outstanding – 68,806,499 shares and 68,758,026 shares at September 30, 2008 and December 31, 2007, respectively	88,169	88,169
Additional paid-in capital	2,425,483	2,402,181
Accumulated deficit	(2,321,472)	(385,540)
Treasury stock, at cost, 19,362,776 shares at September 30, 2008 and 19,411,249 shares at December 31, 2007	(256,278)	(256,334)
Accumulated other comprehensive loss	(5,001)	(25,740)

Total shareholders’ (deficit) equity	(69,099)	1,822,736

Total Liabilities and Shareholders’ (Deficit) Equity	$12,617,404	$16,089,093

The accompanying notes are an integral part of the condensed consolidated financial statements.

R.H. Donnelley Corporation and Subsidiaries
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) (Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
(in thousands, except per share data)	2008	2007	2008	2007

Net revenues	$647,984	$671,195	$1,986,387	$1,999,518

Expenses:
Production, publication and distribution expenses (exclusive of depreciation and amortization shown separately below)	105,062	106,860	317,692	335,477
Selling and support expenses	185,601	181,751	547,507	531,225
General and administrative expenses	45,975	33,545	110,973	104,460
Depreciation and amortization	125,445	111,569	363,252	323,748
Goodwill impairment	—	—	3,123,854	—

Total expenses	462,083	433,725	4,463,278	1,294,910

Operating income (loss)	185,901	237,470	(2,476,891)	704,608

Interest expense, net	(198,093)	(201,103)	(630,352)	(601,740)

Gain on debt transactions, net	70,224	—	231,539	—

Income (loss) before income taxes	58,032	36,367	(2,875,704)	102,868

(Provision) benefit for income taxes	(31,949)	(18,242)	939,772	(43,871)

Net income (loss)	$26,083	$18,125	$(1,935,932)	$58,997

Earnings (loss) per share:
Basic	$0.38	$0.25	$(28.15)	$0.83

Diluted	$0.38	$0.25	$(28.15)	$0.82

Shares used in computing earnings (loss) per share:
Basic	68,808	71,170	68,783	70,833

Diluted	68,909	72,177	68,783	71,926

Comprehensive Income (Loss)
Net income (loss)	$26,083	$18,125	$(1,935,932)	$58,997
Unrealized gain (loss) on interest rate swaps, net of tax	(4,422)	(10,242)	19,959	(10,622)
Benefit plans adjustment, net of tax	266	371	780	1,109

Comprehensive income (loss)	$21,927	$8,254	$(1,915,193)	$49,484

The accompanying notes are an integral part of the condensed consolidated financial statements.

R.H. Donnelley Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine months ended
	September 30,
(in thousands)	2008	2007

Cash Flows from Operating Activities
Net income (loss)	$(1,935,932)	$58,997
Reconciliation of net income (loss) to net cash provided by operating activities:
Goodwill impairment	3,123,854	—
Gain on debt transactions, net	(231,539)	—
Depreciation and amortization	363,252	323,748
Deferred income tax (benefit) provision	(942,970)	36,648
Provision for bad debts	102,470	61,307
Stock based compensation expense	23,427	30,013
Interest rate swap ineffectiveness	30,276	—
Other non-cash items, net	44,312	37,930
Changes in assets and liabilities, net of effects from acquisitions:
(Increase) in accounts receivable	(74,647)	(49,833)
Decrease in other assets	49,508	34,629
(Decrease) in accounts payable and accrued liabilities	(99,119)	(41,406)
(Decrease) in deferred directory revenues	(74,369)	(30,813)
Increase in other non-current liabilities	8,123	9,114

Net cash provided by operating activities	386,646	470,334

Cash Flows from Investing Activities
Additions to fixed assets and computer software	(47,304)	(61,819)
Acquisitions, net of cash received	—	(328,937)
Equity investment disposition (investment)	4,318	(2,500)

Net cash used in investing activities	(42,986)	(393,256)

Cash Flows from Financing Activities
Additional borrowings under Credit facilities, net of costs	1,018,202	—
Credit facilities repayments	(1,224,716)	(562,286)
Proceeds from issuance of debt, net of costs	—	323,656
Note repurchases and related costs	(84,682)	—
Revolver borrowings	398,100	570,650
Revolver repayments	(422,150)	(566,050)
Debt issuance costs in connection with Debt Exchanges	(9,617)	—
Proceeds from issuance of common stock	—	9,000
Repurchase of common stock	(6,112)	—
Increase (decrease) in checks not yet presented for payment	1,932	(1,996)
Proceeds from employee stock option exercises	96	12,741

Net cash used in financing activities	(328,947)	(214,285)

Increase (decrease) in cash and cash equivalents	14,713	(137,207)
Cash and cash equivalents, beginning of year	46,076	156,249

Cash and cash equivalents, end of period	$60,789	$19,042

Supplemental Information:
Cash paid:
Interest, net	$584,394	$587,376

Income taxes, net	$1,713	$1,951

Non-cash financing activities:
Reduction of debt from Debt Exchanges	$(172,804)	$—

The accompanying notes are an integral part of the condensed consolidated financial statements.

R.H. Donnelley Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(tabular amounts in thousands, except share and per share data)
1. Business and Basis of Presentation
The interim condensed consolidated financial statements of R.H. Donnelley Corporation and its direct and indirect wholly-owned subsidiaries (the “Company,” “RHD,” “we,” “us” and “our”) have been prepared in accordance with the instructions to Quarterly Report on Form 10-Q and should be read in conjunction with the financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2007. The interim condensed consolidated financial statements include the accounts of RHD and its direct and indirect wholly-owned subsidiaries. As of September 30, 2008, R.H. Donnelley Inc. (“RHDI”), Dex Media, Inc. (“Dex Media”) and Business.com, Inc. (“Business.com”) were our only direct wholly-owned subsidiaries. Effective January 1, 2008, Local Launch, Inc. (“Local Launch”), a former direct wholly-owned subsidiary of RHD, was merged with and into Business.com. All intercompany transactions and balances have been eliminated. The results of interim periods are not necessarily indicative of results for the full year or any subsequent period. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair statement of financial position, results of operations and cash flows at the dates and for the periods presented have been included.
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
Significant Financing Developments
During the three months ended September 30, 2008, we repurchased $165.5 million ($159.9 million accreted value) of our senior notes and senior discount notes (collectively referred to as the “Notes”) for a purchase price of $84.7 million (the “September 2008 Debt Repurchases”). As a result of the September 2008 Debt Repurchases, we recognized a gain of $72.4 million during the three months ended September 30, 2008.
In October 2008, we repurchased $21.5 million of our Notes for a purchase price of $7.4 million (the “October 2008 Debt Repurchases”). As a result of the October 2008 Debt Repurchases, we will recognize a gain of $13.6 million during the fourth quarter of 2008. See Note 11, “Subsequent Events” for additional information.
On June 25, 2008, RHDI exchanged $594.2 million ($585.7 million accreted value) of RHD’s senior notes and senior discount notes (collectively referred to as the “RHD Notes”) for $412.9 million aggregate principal amount of RHDI’s 11.75% Senior Notes due May 15, 2015 (“RHDI Senior Notes”), referred hereto as “Debt Exchanges.” As a result of the Debt Exchanges, we reduced our outstanding debt by $172.8 million and recognized a gain of $161.3 million during the nine months ended September 30, 2008.
On June 6, 2008 and in conjunction with the Debt Exchanges, we amended RHDI’s senior secured credit facility (“RHDI Credit Facility”) in order to, among other things, permit the Debt Exchanges and provide additional covenant flexibility. In addition, as part of the amendment, RHDI modified pricing and extended the maturity date of $100.0 million of its revolving credit facility (the “RHDI Revolver”) to June 2011. The remaining $75.0 million will mature in December 2009.
On June 6, 2008, we refinanced the Dex Media West credit facility. The new Dex Media West credit facility consists of a $130.0 million Term Loan A maturing in October 2013, a $950.0 million Term Loan B maturing in October 2014 and a $90.0 million revolving credit facility maturing in October 2013 (“Dex Media West Revolver”), except as otherwise noted. For additional information relating to the maturities under the new Dex Media West credit facility, see Note 5, “Long-Term Debt, Credit Facilities and Notes.”

During the nine months ended September 30, 2008 we recognized a charge of $2.2 million for the write-off of unamortized deferred financing costs associated with the refinancing of the former Dex Media West credit facility and portions of the amended RHDI Credit Facility, which have been accounted for as extinguishments of debt. For the three and six months ended June 30, 2008, this charge was included in interest expense on the consolidated statements of operations and comprehensive income (loss). In order to conform to the current period’s presentation, this amount has been reclassified to gain on debt transactions, net, on the consolidated statements of operations and comprehensive income (loss) for the three and nine months ended September 30, 2008.
As a result of the September 2008 Debt Repurchases, Debt Exchanges and refinancing activities noted above, we reduced our outstanding debt by $159.9 million and $332.7 million, respectively, and recorded a gain of $70.2 million and $231.5 million, respectively, during the three and nine months ended September 30, 2008.
As a result of the amendment of the RHDI Credit Facility and the refinancing of the former Dex Media West credit facility on June 6, 2008, the existing interest rate swaps associated with these two debt arrangements having a notional amount of $1.7 billion at September 30, 2008 are no longer highly effective in offsetting changes in cash flows. Accordingly, cash flow hedge accounting treatment under Statement of Financial Accounting Standards (“SFAS”) No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”) is no longer permitted. Interest expense for the nine months ended September 30, 2008 includes a non-cash charge of $42.9 million resulting from amounts previously charged to accumulated other comprehensive loss related to these interest rate swaps. Interest expense for the three and nine months ended September 30, 2008 includes a reduction to interest expense of $8.2 million and $12.6 million, respectively, resulting from the change in the fair value of these interest rate swaps.
Please see Note 2, “Summary of Significant Accounting Policies — Interest Expense and Deferred Financing Costs,” “Summary of Significant Accounting Policies — Gain on Debt Transactions, Net” and Note 5, “Long-Term Debt, Credit Facilities and Notes” for additional information.
Reclassifications
Expenses presented as cost of revenues in our previous filings are now presented as production, publication and distribution expenses to more appropriately reflect the nature of these costs. Certain prior period amounts included in the condensed consolidated statement of operations have been reclassified to conform to the current period’s presentation. Selling and support expenses are now presented as a separate expense category in the condensed consolidated statements of operations. In prior periods, certain selling and support expenses were included in production, publication and distribution expenses and others were included in general and administrative expenses. Additionally, beginning in the fourth quarter of 2007, we began classifying adjustments for customer claims to sales allowance, which is deducted from gross revenues to determine net revenues. In prior periods, adjustments for customer claims were included in bad debt expense under general and administrative expenses. Bad debt expense is now included under selling and support expenses. Accordingly, we have reclassified adjustments for customer claims and bad debt expense for the three and nine months ended September 30, 2007 to conform to the current period’s presentation. These reclassifications had no impact on operating income or net income for the three and nine months ended September 30, 2007. The table below summarizes these reclassifications.

	Three Months Ended September 30, 2007			Nine Months Ended September 30, 2007
	As			As
	Previously		As	Previously		As
	Reported	Reclass	Reclassified	Reported	Reclass	Reclassified

Net revenues	$669,939	$1,256	$671,195	$1,999,332	$186	$1,999,518
Production, publication and distribution expenses	286,574	(179,714)	106,860	866,206	(530,729)	335,477
Selling and support expenses	—	181,751	181,751	—	531,225	531,225
General and administrative expenses	34,326	(781)	33,545	104,770	(310)	104,460
In addition, certain prior period amounts included in the condensed consolidated statement of cash flows have been reclassified to conform to the current period’s presentation.

2. Summary of Significant Accounting Policies
Identifiable Intangible Assets and Goodwill
In connection with the Company’s prior business combinations, certain long-term intangible assets were identified in accordance with SFAS No. 141, Business Combinations (“SFAS No. 141”) and recorded at their estimated fair values. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”), the fair values of the identifiable intangible assets are being amortized over their estimated useful lives in a manner that best reflects the economic benefit derived from such assets. Goodwill is not amortized but is subject to impairment testing on an annual basis or more frequently if we believe indicators of impairment exist. Amortization expense was $104.0 million and $98.9 million for the three months ended September 30, 2008 and 2007, respectively, and $311.9 million and $285.9 million for the nine months ended September 30, 2008 and 2007, respectively.
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
Since the trading value of our equity securities further declined in the second quarter of 2008 and as a result of continuing negative industry and economic trends, we performed additional impairment tests of our goodwill, definite-lived intangible assets and other long-lived assets as of June 30, 2008. Our testing results of our definite-lived intangible assets and other long-lived assets indicated no impairment as of June 30, 2008. As a result of these tests, we recognized a non-cash goodwill impairment charge of $660.2 million during the three months ended June 30, 2008. As a result of this impairment charge, we have no recorded goodwill at September 30, 2008.
No impairment losses were recorded related to our definite-lived intangible assets and other long-lived assets during the three and nine months ended September 30, 2008 and 2007. In addition to the non-cash goodwill impairment charge, we recognized a change in goodwill of $0.5 million related to the Business.com Acquisition (defined in Note 3, “Acquisitions”) during the nine months ended September 30, 2008. No impairment losses were recorded related to our goodwill during the three and nine months ended September 30, 2007.
If industry and economic conditions in certain of our markets continue to deteriorate, we will be required to assess the recoverability of our long-lived assets and other intangible assets, which could result in additional impairment charges.

Interest Expense and Deferred Financing Costs
Certain costs associated with the issuance of debt instruments are capitalized and included in other non-current assets on the condensed consolidated balance sheets. These costs are amortized to interest expense over the terms of the related debt agreements. The bond outstanding method is used to amortize deferred financing costs relating to debt instruments with respect to which we make accelerated principal payments. Other deferred financing costs are amortized using the effective interest method. Amortization of deferred financing costs included in interest expense was $6.2 million and $6.0 million for the three months ended September 30, 2008 and 2007, respectively, and $20.5 million and $18.1 million for the nine months ended September 30, 2008 and 2007, respectively.
As a result of the ineffective interest rate swaps associated with the amendment of the RHDI Credit Facility and the refinancing of the former Dex Media West credit facility, interest expense for the nine months ended September 30, 2008 includes a non-cash charge of $42.9 million resulting from amounts previously charged to accumulated other comprehensive loss related to these interest rate swaps. Interest expense for the three and nine months ended September 30, 2008 includes a reduction to interest expense of $8.2 million and $12.6 million, respectively, resulting from the change in the fair value of these interest rate swaps. Prospective gains or losses on the change in the fair value of these interest rate swaps will be reported in earnings as a component of interest expense.
In conjunction with our acquisition of Dex Media on January 31, 2006 (the “Dex Media Merger”) and as a result of purchase accounting required under generally accepted accounting principles (“GAAP”), we recorded Dex Media’s debt at its fair value on January 31, 2006. We recognize an offset to interest expense in each period subsequent to the Dex Media Merger for the amortization of the corresponding fair value adjustment over the life of the respective debt. The offset to interest expense was $4.5 million and $7.9 million for the three months ended September 30, 2008 and 2007, respectively, and $13.1 million and $23.2 million for the nine months ended September 30, 2008 and 2007, respectively.
Gain on Debt Transactions, Net
During the three months ended September 30, 2008, we repurchased $165.5 million ($159.9 million accreted value) of our Notes for a purchase price of $84.7 million. As a result of the September 2008 Debt Repurchases, we recognized a gain of $72.4 million during the three months ended September 30, 2008, consisting of the difference between the accreted value or par value, as applicable, and purchase price of the Notes, offset by the write-off of unamortized deferred financing costs of $2.9 million, as noted in the following table:

Notes Repurchased	Accreted or Par Value

6.875% Senior Notes due 2013	$45,529
6.875% Series A-1 Senior Discount Notes due 2013	12,194
6.875% Series A-2 Senior Discount Notes due 2013	72,195
8.875% Series A-3 Senior Notes due 2016	30,000

Total Notes Repurchased	159,918
Total Purchase Price Including Fees	(84,682)
Write-off of unamortized deferred financing costs	(2,856)

Net gain on September 2008 Debt Repurchases	$72,380

On June 25, 2008, RHDI exchanged $594.2 million ($585.7 million accreted value) of RHD Notes for $412.9 million aggregate principal amount of RHDI Senior Notes. The following table presents the accreted value or par value, as applicable, of the RHD Notes that have been exchanged as well as the gain recognized on the Debt Exchanges.

RHD Notes Exchanged	Accreted or Par Value
6.875% Senior Notes due 2013	$47,663
6.875% Series A-1 Senior Discount Notes due 2013	29,185
6.875% Series A-2 Senior Discount Notes due 2013	93,031
8.875% Series A-3 Senior Notes due 2016	151,119
8.875% Series A-4 Senior Notes due 2017	264,677

Total RHD Notes exchanged	585,675
RHDI Notes Issued
11.75% Senior Notes due 2015	412,871

Reduction of debt from Debt Exchanges	172,804
Write-off of unamortized deferred financing costs	(11,489)

Net gain on Debt Exchanges	$161,315

During the nine months ended September 30, 2008 we recognized a charge of $2.2 million for the write-off of unamortized deferred financing costs associated with the refinancing of the former Dex Media West credit facility and portions of the amended RHDI Credit Facility, which have been accounted for as extinguishments of debt.
As a result of the September 2008 Debt Repurchases, Debt Exchanges and refinancing activities noted above, we recorded a gain of $70.2 million and $231.5 million, respectively, during the three and nine months ended September 30, 2008.
Advertising Expense
We recognize advertising expenses as incurred. These expenses include media, public relations, promotional and sponsorship costs and on-line advertising. Total advertising expense was $18.2 million and $20.7 million for the three months ended September 30, 2008 and 2007, respectively, and $48.8 million and $37.7 million for the nine months ended September 30, 2008 and 2007, respectively. Total advertising expense for the three and nine months ended September 30, 2008 includes $11.7 million and $26.3 million, respectively, of costs associated with traffic purchased and distributed to multiple advertiser landing pages with no comparable expense for the three and nine months ended September 30, 2007.
Concentration of Credit Risk
Approximately 85% of our directory advertising revenues are derived from the sale of advertising to local small- and medium-sized businesses. Most new advertisers and advertisers desiring to expand their advertising programs are subject to a credit review. While we do not believe that extending credit to our local advertisers will have a material adverse effect on our results of operations or financial condition, no assurances can be given. We do not require collateral from our advertisers, although we do charge interest to advertisers that do not pay by specified due dates. The remaining approximately 15% of our directory advertising revenues are derived from the sale of advertising to national or large regional chains. Substantially all of the revenues derived through national accounts are serviced through certified marketing representatives (“CMRs”) from which we accept orders. We receive payment for the value of advertising placed in our directories, net of the CMR’s commission, directly from the CMR. While we are still exposed to credit risk, the amount of losses from these accounts has been historically less than the local accounts as the advertisers, and in some cases the CMRs, tend to be larger companies with greater financial resources than local advertisers. During the three and nine months ended September 30, 2008, we experienced adverse bad debt trends attributable to economic challenges in our markets. Our bad debt expense represented approximately 5.9% and 5.2% of our net revenue, respectively, for the three and nine months ended September 30, 2008. If these economic challenges in our markets continue, our bad debt experience and operating results would continue to be adversely impacted in future periods.
At September 30, 2008, we had interest rate swap agreements with major financial institutions with a notional amount of $2.5 billion. Interest rate swaps with a notional amount of $850.0 million have been designated as cash flow hedges and provided an effective hedge of the three-month LIBOR-based interest payments on $850.0 million of bank debt. We are exposed to credit risk in the event that one or more of the counterparties to the agreements does not, or cannot, meet their obligation. The notional amount is used to measure interest to be paid or received and does not represent the amount of exposure to credit loss. Any loss would be limited to the amount that would have been received over the remaining life of the swap agreement. The counterparties to the swap agreements are major financial institutions with credit ratings of AA- or higher. We do not currently foresee a material credit risk associated with these swap agreements; however, no assurances can be given.

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
The calculation of basic and diluted EPS is presented below.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Basic EPS
Net income (loss)	$26,083	$18,125	$(1,935,932)	$58,997
Weighted average common shares outstanding	68,808	71,170	68,783	70,833

Basic earnings (loss) per share	$0.38	$0.25	$(28.15)	$0.83

Diluted EPS
Net income (loss)	$26,083	$18,125	$(1,935,932)	$58,997
Weighted average common shares outstanding	68,808	71,170	68,783	70,833
Dilutive effect of stock awards (1)	101	1,007	—	1,093

Weighted average diluted shares outstanding	68,909	72,177	68,783	71,926

Diluted earnings (loss) per share	$0.38	$0.25	$(28.15)	$0.82

(1)	Due to the reported net loss for the nine months ended September 30, 2008, the effect of all stock-based awards was anti-dilutive and therefore not included in the calculation of diluted EPS. For the three months ended September 30, 2008 and 2007, 4.4 million and 2.7 million shares, respectively, of stock-based awards had exercise prices that exceeded the average market price of the Company’s common stock for the respective period. For the nine months ended September 30, 2008 and 2007, 1.7 million and 1.1 million shares, respectively, of stock-based awards had exercise prices that exceeded the average market price of the Company’s common stock for the respective period.
Stock-Based Awards
We account for stock-based compensation under SFAS No. 123 (R), Share-Based Payment (“SFAS No. 123 (R)”). The Company recorded stock-based compensation expense related to stock-based awards granted under our various employee and non-employee stock incentive plans of $7.1 million and $8.5 million for the three months ended September 30, 2008 and 2007, respectively, and $23.4 million and $30.0 million for the nine months ended September 30, 2008 and 2007, respectively.
On March 4, 2008, the Company granted 2.2 million stock appreciation rights (“SARs”) to certain employees, including executive officers, in conjunction with its annual grant of stock incentive awards. These SARs, which are settled in our common stock, were granted at a grant price of $7.11 per share, which was equal to the market value of the Company’s common stock on the grant date, and vest ratably over three years. In accordance with SFAS No. 123 (R), we recognized non-cash compensation expense related to these SARs of $0.3 million and $3.7 million for the three and nine months ended September 30, 2008, respectively.
In April 2008, the Company increased its estimated forfeiture rate in determining compensation expense from 5% to 8%. This adjustment was based on a review of historical forfeiture information and resulted in a reduction to compensation expense of $1.8 million during the nine months ended September 30, 2008.

In March 2008, the Company’s Board of Directors approved, subject to shareholder approval, which was obtained in May 2008, a program under which our current employees were permitted to surrender certain then outstanding stock options and stock appreciation rights (“SARs”), with exercise prices substantially above the then current market price of our common stock, in exchange for new SARs, with new vesting requirements and an exercise price equal to the market value of our common stock on the grant date (the “Exchange Program”). The exercise prices of the outstanding options and SARs eligible for the Exchange Program ranged from $10.78 to $78.01. Other outstanding stock awards, including restricted stock units, were not eligible for the Exchange Program.
The Exchange Program was designed to provide eligible employees with an opportunity to exchange deeply underwater options and SARs for new SARs covering fewer shares, but with an exercise price based on the current, dramatically lower market price.
The Exchange Program allowed for a separate exchange ratio for each outstanding group of options or SARs taking into account such factors as the Black-Scholes value of the surrendered awards and the new SARs to be granted in the Exchange Program, as well as the exercise price and remaining life of each tranche, and other considerations to ensure that the Exchange Program accomplished its intended objectives. The weighted average exchange ratio for eligible awards held by senior management members (as described below) was 1 to 3.8, whereas the weighted average exchange ratio for eligible awards held by all other eligible employees was 1 to 3.5. These senior management members are our named executive officers, three other members of our executive committee and our three general managers of sales. Non-employee directors of the Company were not eligible to participate in the Exchange Program, nor were former employees holding otherwise eligible options and SARs.
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
The Exchange Program has been accounted for as a modification under SFAS No. 123 (R). In calculating the incremental compensation cost of a modification, the fair value of the modified award was compared to the fair value of the original award measured immediately before its terms or conditions were modified. The Company used the Black-Scholes valuation model to determine the fair value of all original stock awards before modification and the fair value of the modified awards granted to non-senior management members. The Company utilized the Trinomial valuation model to determine the fair value of the modified awards granted to senior management members due to the stock appreciation vesting requirements noted above.
We will recognize an incremental non-cash charge of $0.6 million associated with the Exchange Program over its three year vesting period, of which $0.1 million was recognized during the three and nine months ended September 30, 2008.

Fair Value of Financial Instruments
In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We adopted SFAS No. 157 effective January 1, 2008. The adoption of SFAS No. 157 did not impact our consolidated financial position and results of operations. In accordance with SFAS No. 157, the following table represents our assets and liabilities that are measured at fair value on a recurring basis at September 30, 2008 and the level within the fair value hierarchy in which the fair value measurements are included.

Fair Value Measurements at
September 30, 2008
Using Significant Other
Description	Observable Inputs (Level 2)

Derivatives — Assets	$4,834
Derivatives — Liabilities	$(25,262)
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
We have reviewed other accounting pronouncements that were issued as of September 30, 2008, which the Company has not yet adopted, and do not believe that these pronouncements will have a material impact on our financial position or operating results.

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
4. Restructuring Charges
The table below highlights the activity in our restructuring reserves for the three and nine months ended September 30, 2008.

	2003	2006	2007	2008
Three months ended	Restructuring	Restructuring	Restructuring	Restructuring
September 30, 2008	Actions	Actions	Actions	Actions	Total

Balance at June 30, 2008	$689	$2,137	$3,560	$3,111	$9,497
Net increase to reserve charged to earnings	—	—	76	14,329	14,405
Payments	(46)	(619)	(401)	(13,509)	(14,575)

Balance at September 30, 2008	$643	$1,518	$3,235	$3,931	$9,327

	2003	2006	2007	2008
Nine months ended	Restructuring	Restructuring	Restructuring	Restructuring
September 30, 2008	Actions	Actions	Actions	Actions	Total

Balance at December 31, 2007	$763	$3,327	$5,542	$—	$9,632
Net increase to reserve charged to earnings	—	—	324	18,920	19,244
Payments	(120)	(1,809)	(2,631)	(14,989)	(19,549)

Balance at September 30, 2008	$643	$1,518	$3,235	$3,931	$9,327

During the second quarter of 2008, we initiated a restructuring plan that includes planned headcount reductions, consolidation of responsibilities and vacating leased facilities (“2008 Restructuring Actions”). During the three and nine months ended September 30, 2008, we recognized a restructuring charge to earnings associated with the 2008 Restructuring Actions of $14.3 million and $18.9 million, respectively, and payments of $13.5 million and $15.0 million, respectively, which consist primarily of payments for outside consulting services, severance and vacated leased facilities. We anticipate additional charges to earnings associated with the 2008 Restructuring Actions during the remainder of 2008.
During the year ended December 31, 2007, we recognized a restructuring charge to earnings of $5.5 million associated with planned headcount reductions and consolidation of responsibilities to be effectuated during 2008 (“2007 Restructuring Actions”). During the three and nine months ended September 30, 2008, we recognized a restructuring charge to earnings of $0.1 million and $0.3 million, respectively, and severance payments of $0.4 million and $2.6 million, respectively, associated with the 2007 Restructuring Actions.
As a result of the Dex Media Merger and integration of the Dex Media Business, approximately 120 employees were affected by a restructuring plan, of which 110 were terminated and 10 were relocated to our corporate headquarters in Cary, North Carolina. Additionally, we vacated certain of our leased Dex Media facilities in Colorado, Minnesota, Nebraska and Oregon. The costs associated with these actions are shown in the table above under the caption “2006 Restructuring Actions.” Payments made with respect to severance during the three months ended September 30, 2008 and 2007 totaled $0.2 million and $0.2 million, respectively, and $0.4 million and $1.6 million, during the nine months ended September 30, 2008 and 2007, respectively. Payments of $0.4 million and $0.5 million were made with respect to the vacated leased Dex Media facilities during the three months ended September 30, 2008 and 2007, respectively, and $1.4 million and $1.7 million during the nine months ended September 30, 2008 and 2007, respectively. The remaining lease payments for these facilities will be made through 2016.
In connection with a prior business combination, a liability was established for vacated leased facilities, the costs of which are shown in the table above under the caption “2003 Restructuring Actions.” Payments for the three and nine months ended September 30, 2008 reflect lease payments associated with those facilities. Remaining payments related to the 2003 Restructuring Actions will be made through 2012.
Restructuring charges that are charged to earnings are included in general and administrative expenses on the condensed consolidated statements of operations.
5. Long-Term Debt, Credit Facilities and Notes
Long-term debt of the Company at September 30, 2008 and December 31, 2007, including $90.7 million of fair value adjustments required by GAAP as a result of the Dex Media Merger, consisted of the following:

	September 30, 2008	December 31, 2007

RHD
6.875% Senior Notes due 2013	$206,791	$300,000
6.875% Series A-1 Senior Discount Notes due 2013	300,845	339,222
6.875% Series A-2 Senior Discount Notes due 2013	453,671	613,649
8.875% Series A-3 Senior Notes due 2016	1,028,839	1,210,000
8.875% Series A-4 Senior Notes due 2017	1,235,260	1,500,000

R.H. Donnelley Inc. (“RHDI”)
Credit Facility	1,400,311	1,571,536
11.75% Senior Notes due 2015	412,871	—

Dex Media, Inc.
8% Senior Notes due 2013	510,842	512,097
9% Senior Discount Notes due 2013	764,154	719,112

Dex Media East
Credit Facility	1,100,000	1,106,050

Dex Media West
New Credit Facility	1,080,000	—
Former Credit Facility	—	1,071,491
8.5% Senior Notes due 2010	395,128	398,736
5.875% Senior Notes due 2011	8,765	8,774
9.875% Senior Subordinated Notes due 2013	818,159	824,982

Total RHD Consolidated	9,715,636	10,175,649
Less current portion	121,269	177,175

Long-term debt	$9,594,367	$9,998,474

Credit Facilities
At September 30, 2008, total outstanding debt under our credit facilities was $3,580.3 million, comprised of $1,400.3 million under the RHDI Credit Facility, $1,100.0 million under the Dex Media East credit facility and $1,080.0 million under the new Dex Media West credit facility.

RHDI
On June 6, 2008 and in conjunction with the Debt Exchanges, we amended the RHDI Credit Facility in order to, among other things, permit the Debt Exchanges and provide additional covenant flexibility. In addition, as part of the amendment, RHDI modified pricing and extended the maturity date of $100.0 million of the RHDI Revolver to June 2011. The remaining $75.0 million will mature in December 2009.
As of September 30, 2008, outstanding balances under the RHDI Credit Facility, totaled $1,400.3 million, comprised of $279.8 million under Term Loan D-1 and $1,120.5 million under Term Loan D-2 and no amount was outstanding under the RHDI Revolver (other than $0.2 million utilized under a standby letter of credit). All Term Loans require quarterly principal and interest payments. The RHDI Credit Facility provides for an uncommitted Term Loan C for potential borrowings up to $400.0 million, such proceeds, if borrowed, to be used to fund acquisitions, refinance certain indebtedness or to make certain restricted payments. As noted above, $75.0 million of the RHDI Revolver matures in December 2009, while $100.0 million of the RHDI Revolver matures in June 2011, and Term Loans D-1 and D-2 require accelerated amortization beginning in 2010 through final maturity in June 2011. The weighted average interest rate of outstanding debt under the RHDI Credit Facility was 6.83% and 6.50% at September 30, 2008 and December 31, 2007, respectively.
As amended on June 6, 2008, as of September 30, 2008, the RHDI Credit Facility bears interest, at our option, at either:
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
Effective October 21, 2008, we obtained a waiver under the RHDI Credit Facility to permit RHDI to make voluntary prepayments of the Term Loan D-1 and Term Loan D-2 at a discount to par provided that such discount is acceptable to those lenders who choose to participate. RHDI is not obligated to make any such prepayments. See Note 11, “Subsequent Events” for additional information.
Dex Media East
As of September 30, 2008, outstanding balances under the Dex Media East credit facility totaled $1,100.0 million, comprised of $700.0 million under Term Loan A and $400.0 million under Term Loan B and no amount was outstanding under the $100.0 million revolving loan facility (“Dex Media East Revolver”) (other than $3.5 million utilized under three standby letters of credit). The Dex Media East Revolver and Term Loan A will mature in October 2013, and the Term Loan B will mature in October 2014. The weighted average interest rate of outstanding debt under the Dex Media East credit facility was 5.03% and 6.87% at September 30, 2008 and December 31, 2007, respectively.
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

As of September 30, 2008, outstanding balances under the new Dex Media West credit facility totaled $1,080.0 million, comprised of $130.0 million under Term Loan A and $950.0 million under Term Loan B and no amount was outstanding under the Dex Media West Revolver. The weighted average interest rate of outstanding debt under the new Dex Media West credit facility was 7.38% at September 30, 2008. The weighted average interest rate of outstanding debt under the former Dex Media West credit facility was 6.51% at December 31, 2007.
As of September 30, 2008, the new Dex Media West credit facility bears interest, at our option, at either:
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
Notes
During the three months ended September 30, 2008, we repurchased $165.5 million ($159.9 million accreted value) of our Notes for a purchase price of $84.7 million. In October 2008, we repurchased $21.5 million of our Notes for a purchase price of $7.4 million.
On June 25, 2008, RHDI exchanged $594.2 million ($585.7 million accreted value) of the RHD Notes for $412.9 million of the RHDI Senior Notes, resulting in a reduction of debt of $172.8 million.
Please see Note 2, “Summary of Significant Accounting Policies — Gain on Debt Transactions, Net” for additional information related to these debt transactions.
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
6. Income Taxes
The effective tax rate on income (loss) before income taxes of 55.1% and 32.7% for the three and nine months ended September 30, 2008, respectively, compares to an effective tax rate of 50.2% and 42.6% on income before income taxes for the three and nine months ended September 30, 2007, respectively. As a result of the non-cash goodwill impairment charge of $3.1 billion recorded during the nine months ended September 30, 2008, we recognized a decrease in our deferred tax liability of $1.1 billion, which directly impacted our deferred tax benefit. The change in the effective tax rate for the nine months ended September 30, 2008 is primarily due to the tax consequences of the non-cash goodwill impairment charges. The change in the effective tax rate for the three and nine months ended September 30, 2008 is also attributable to changes in estimates of state tax apportionment factors that impact our effective state tax rates and an increase in our valuation allowance related to certain 2008 state tax losses.

In September 2008, we effectively settled all issues under consideration with the Department of Finance for New York City related to its audit for taxable year 2000. As a result of the settlement, the unrecognized tax benefits associated with our uncertain state tax positions decreased by $0.9 million during the three and nine months ended September 30, 2008. The decrease in the unrecognized tax benefits has decreased our effective tax rate for the three and nine months ended September 30, 2008. The unrecognized tax benefits impacted by the New York City audit primarily related to allocation of income among our legal entities.
The following table summarizes the significant differences between the U.S. Federal statutory tax rate and our effective tax rate, which has been applied to the Company’s income (loss) before income taxes.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Statutory U.S. Federal tax rate	35.0%	35.0%	35.0%	35.0%
State and local taxes, net of U.S. Federal tax benefit	14.6	7.8	3.0	4.9
Non-deductible goodwill impairment charge	—	—	(5.1)	—
Other non-deductible expenses	1.2	0.8	—	0.6
Change in valuation allowance	4.5	—	(0.2)	—
Other	(0.2)	6.6	—	2.1

Effective tax rate	55.1%	50.2%	32.7%	42.6%

7. Benefit Plans
In accordance with SFAS No. 132, Employers’ Disclosures About Pensions and Other Postretirement Benefits (Revised 2003), the following table provides the components of net periodic benefit cost for the three and nine months ended September 30, 2008 and 2007.

	Pension Benefits
	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2008	2007	2008	2007

Service cost	$2,986	$3,645	$9,722	$10,936
Interest cost	4,730	4,429	13,909	13,288
Expected return on plan assets	(4,864)	(4,830)	(15,019)	(14,490)
Amortization of prior service cost	47	41	145	507
Amortization of net loss	205	353	597	674

Net periodic benefit cost	$3,104	$3,638	$9,354	$10,915

	Postretirement Benefits
	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2008	2007	2008	2007

Service cost	$471	$492	$1,414	$1,476
Interest cost	1,484	1,331	4,452	3,993
Amortization of prior service cost	167	201	501	604
Amortization of net loss	9	—	27	—

Net periodic benefit cost	$2,131	$2,024	$6,394	$6,073

During the three months ended September 30, 2008 and 2007, the Company made contributions of $5.9 million and $11.1 million, respectively, to its pension plans. During the nine months ended September 30, 2008 and 2007, the Company made contributions of $11.5 million and $14.6 million, respectively, to its pension plans. During the three months ended September 30, 2008 and 2007, the Company made contributions of $1.4 million and $0.8 million, respectively, to its postretirement plan. During the nine months ended September 30, 2008 and 2007, the Company made contributions of $3.2 million and $2.9 million, respectively, to its postretirement plan. We expect to make total contributions of approximately $15.2 million and $6.8 million to our pension plans and postretirement plan, respectively, in 2008.

On October 21, 2008, the Compensation & Benefits Committee of the Company’s Board of Directors approved the following modifications to the Company’s benefit plans:
•	A comprehensive redesign of the Company’s employee retirement savings plans;

•	A freeze of the Company’s qualified and non-qualified pension plans as they pertain to non-union employees; and

•	A phased in elimination of the Company’s postretirement benefit plans for certain health care and life insurance benefits to certain full-time non-union employees who reach retirement eligibility while working for the Company.
See Note 11, “Subsequent Events” for additional information regarding these modifications.
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

R.H. Donnelley Corporation
Condensed Parent Company Balance Sheets

	September 30,	December 31,
	2008	2007

Assets

Cash and cash equivalents	$1,770	$18,900
Intercompany, net	304,734	279,244
Short-term deferred income taxes, net.	889	—
Prepaid and other current assets	1,311	8,948

Total current assets	308,704	307,092

Investment in subsidiaries	2,574,063	5,231,597
Fixed assets and computer software, net	8,423	10,462
Other non-current assets	69,033	91,506
Intercompany note receivable	300,000	300,000

Total assets	$3,260,223	$5,940,657

Liabilities and Shareholders’ (Deficit) Equity

Accounts payable and accrued liabilities.	$4,247	$14,032
Accrued interest	83,749	123,882
Current portion of long-term debt	21,500	—

Total current liabilities	109,496	137,914

Long-term debt	3,203,906	3,962,871
Deferred income taxes, net	5,147	5,161
Other non-current liabilities	10,773	11,975

Shareholders’ (deficit) equity	(69,099)	1,822,736

Total liabilities and shareholders’ (deficit) equity	$3,260,223	$5,940,657

R.H. Donnelley Corporation
Condensed Parent Company Statements of Operations

	For the Three Months Ended
	September 30,
	2008	2007

Expenses	$6,431	$4,414
Partnership and equity income	60,146	97,457

Operating income	53,715	93,043
Interest expense, net	(68,062)	(56,676)
Gain on debt transactions, net	72,379	—

Income before income taxes	58,032	36,367
Provision for income taxes	(31,949)	(18,242)

Net income	$26,083	$18,125

	For the Nine Months Ended
	September 30,
	2008	2007

Expenses	$19,279	$11,179
Partnership and equity income (loss)	(2,873,423)	277,257

Operating income (loss)	(2,892,702)	266,078
Interest expense, net	(230,621)	(163,210)
Gain on debt transactions, net	233,694	—

Income (loss) before income taxes	(2,889,629)	102,868
Benefit (provision) for income taxes	953,697	(43,871)

Net income (loss)	$(1,935,932)	$58,997

R.H. Donnelley Corporation
Condensed Parent Company Statements of Cash Flows

	For the Nine Months Ended
	September 30,
	2008	2007

Cash flow from operating activities	$(248,790)	$(217,839)
Cash flow from investing activitis:
Additions to fixed assets and computer software	(1,092)	(2,919)
Acquisitions, net of cash received	—	(334,260)
Equity investment disposition (investment)	4,318	(2,500)

Net cash provided by (used in) investing activities	3,226	(339,679)

Cash flow from financing activities:
Proceeds from the issuance of debt, net of costs	(349)	323,656
Proceeds from the issuance of common stock	—	9,000
Increase (decrease) in checks not yet presented for payment	172	(336)
Proceeds from employee stock option exercises	96	12,741
Note repurchases	(84,426)	—
Repurchase of common stock	(6,112)	—
Excess tax benefits from the exercise of stock options	(47)	—
Dividends from subsidiaries	319,100	94,278

Net cash provided by financing activities	228,434	439,339

Change in cash	(17,130)	(118,179)
Cash at beginning of year	18,900	122,565

Cash at end of period	$1,770	$4,386

11. Subsequent Events
Long-Term Debt, Credit Facilities and Notes
In October 2008, we repurchased $21.5 million of our Notes for a purchase price of $7.4 million. As a result of the October 2008 Debt Repurchases, we will recognize a gain of $13.6 million during the fourth quarter of 2008, consisting of the difference between the par value and purchase price of the Notes, offset by the write-off of unamortized deferred financing costs of $0.4 million, as noted in the following table:

Notes Repurchased	Par Value

8.875% Series A-3 Senior Notes due 2016	$16,000
8.875% Series A-4 Senior Notes due 2017	5,500

Total Notes Repurchased	21,500
Total Purchase Price Including Fees	(7,448)
Write-off of unamortized deferred financing costs	(437)

Net gain on October 2008 Debt Repurchases	$13,615

Effective October 21, 2008, we obtained a waiver under the RHDI Credit Facility to permit RHDI to make voluntary prepayments of the Term Loan D-1 and Term Loan D-2 at a discount to par provided that such discount is acceptable to those lenders who choose to participate. Such prepayments may be made for a period of 270 days after the date of the waiver in an aggregate amount of up to $400.0 million; provided that any such prepayment must be in an amount not less than $10.0 million. RHDI is not obligated to make any such prepayments.
Employee Retirement Savings and Pension Plans
On October 21, 2008, the Compensation & Benefits Committee of the Company’s Board of Directors approved a comprehensive redesign of the Company’s employee retirement savings and pension plans. Effective January 1, 2009, except as described below, the sole retirement benefit available to all non-union employees of the Company (other than those employed by Business.com) will be provided through a single defined contribution plan. This unified 401(k) plan will replace the existing R.H. Donnelley and Dex Media 401(k) savings plans. Business.com employees will continue to be eligible to participate in the Business.com 401(k) plan until such time as the Company is able to efficiently transition them to the new unified 401(k) plan. The Company will continue to maintain the R.H. Donnelley 401(k) Restoration Plan for those employees with compensation in excess of the IRS annual limits.
In conjunction with establishing the new unified defined contribution plan, the Company will freeze the current defined benefit plans covering all non-union employees – the R.H. Donnelley Corporation Retirement Account, the Dex Media, Inc. Pension Plan, and the R.H. Donnelley Pension Benefit Equalization Plan — in each case, effective as of December 31, 2008. In connection with the freeze, all pension plan benefit accruals for non-union plan participants will cease as of December 31, 2008, however, all plan balances will remain intact and interest credits on participant account balances, as well as service credits for vesting and retirement eligibility, will continue in accordance with the terms of the respective plan. In addition, supplemental transition credits will be provided to certain plan participants nearing retirement who would otherwise lose a portion of their anticipated pension benefit at age 65 as a result of freezing the current plans. Similar supplemental transition credits will also be provided to certain plan participants who were grandfathered under a final average pay formula when the defined benefit plans were converted from traditional pension plans to cash balance plans.
Additionally, on October 21, 2008, the Compensation Committee of the Company’s Board of Directors approved for eligible non-union employees (i) the elimination of all non-subsidized access to retiree health care and life insurance benefits effective January 1, 2009, (ii) the elimination of subsidized retiree health care benefits for any Medicare-eligible retirees effective January 1, 2009 and (iii) the phase out of subsidized retiree health care benefits over a three-year period beginning January 1, 2009 (effectively converting subsidized health care benefits coverage to non-subsidized access coverage). With respect to the phase out of subsidized retiree health care benefits, if an eligible retiree becomes Medicare-eligible at any point in time during the phase out process noted above, such retiree will no longer be eligible for subsidized or non-subsidized (depending on the phase out year) retiree health care coverage.
Management is currently working with its actuaries to determine the accounting impact of these curtailments, which is anticipated to be recorded in the fourth quarter of 2008.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Information
Certain statements contained in this Quarterly Report on Form 10-Q regarding our future operating results, performance, business plans or prospects and any other statements not constituting historical fact are “forward-looking statements” subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. Where possible, words such as “believe,” “expect,” “anticipate,” “should,” “will,” “would,” “planned,” “estimated,” “potential,” “goal,” “outlook,” “could,” and similar expressions, are used to identify such forward-looking statements. All forward-looking statements reflect our current beliefs and assumptions with respect to our future results, business plans and prospects, and are based on information currently available to us. Accordingly, these statements are subject to significant risks and uncertainties and our actual results, business plans and prospects could differ significantly from those expressed in, or implied by, these statements. We caution readers not to place undue reliance on, and we undertake no obligation to update, other than as imposed by law, any forward-looking statements. Such risks, uncertainties and contingencies include, but are not limited to, statements about R.H. Donnelley Corporation’s (“RHD”) future financial and operating results, RHD’s plans, objectives, expectations and intentions and other statements that are not historical facts. The following factors, among others, could cause actual results to differ from those set forth in the forward-looking statements: (1) our ability to generate sufficient cash to service our significant debt levels; (2) our ability to comply with or obtain modifications or waivers of the financial covenants contained in our debt agreements, and the potential impact to operations and liquidity as a result of restrictive covenants in such debt agreements; (3) our ability to refinance our debt on reasonable terms and conditions as might be necessary from time to time, particularly in light of the recent instability in the credit markets; (4) increasing LIBOR rates; (5) changes in directory advertising spend and consumer usage; (6) regulatory and judicial rulings; (7) competition and other economic conditions; (8) changes in the Company’s and the Company’s subsidiaries credit ratings; (9) changes in accounting standards; (10) adverse results from litigation, governmental investigations or tax related proceedings or audits; (11) the effect of labor strikes, lock-outs and negotiations; (12) successful integration and realization of the expected benefits of acquisitions; (13) the continued enforceability of the commercial agreements with Qwest, Embarq and AT&T; (14) our reliance on third-party vendors for various services; and (15) other events beyond our control that may result in unexpected adverse operating results. Additional risks and uncertainties are described in detail in Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2007, our Quarterly Report on Form 10-Q for the three months ended March 31, 2008, our Quarterly Report on Form 10-Q for the three and six months ended June 30, 2008 and this Quarterly Report on Form 10-Q. Unless otherwise indicated, the terms “Company,” “we,” “us” and “our” refer to R.H. Donnelley Corporation and its direct and indirect wholly-owned subsidiaries.
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
Our Triple Play TM integrated marketing solutions suite encompasses an increasing number of tools that consumers use to find the businesses that sell the products and services they need to manage their lives and businesses: print Yellow Pages directories, our proprietary DexKnows.com TM online search site and the rest of the Internet via Dex Search Marketing ® tools. During 2007, our print and online solutions helped more than 600,000 national and local businesses in 28 states reach consumers who were actively seeking to purchase products and services. Our approximately 1,600 local marketing consultants work on a daily basis to help bring these local businesses and consumers together to satisfy their mutual objectives utilizing our Triple Play products and services.
During 2007, we published and distributed print directories in many of the country’s most attractive markets including Albuquerque, Chicago, Denver, Las Vegas, Orlando, and Phoenix. Our print directories provide comprehensive local information to consumers, facilitating their active search for products and services offered by local merchants.

Our online products and services provide merchants with additional methods to connect with consumers who are actively seeking to purchase products and services using the Internet. These powerful offerings not only distribute local advertisers’ content to our proprietary Internet Yellow Pages (“IYP”) sites, but extend to other major online search platforms, including Google® and Yahoo!®, providing additional qualified leads for our advertisers. Our local marketing consultants help local businesses create an advertising strategy and develop a customized media plan that takes full advantage of our traditional media products, our IYP local search site DexKnows.com, and our Dex Search Network services. The Dex Search Network Internet marketing services (collectively referred to as “Internet Marketing”) include online profile creation for local businesses, broad-based distribution across the Internet through a network of Internet partners and relationships which host our local business listings and content, search engine marketing (“SEM”) and search engine optimization (“SEO”) services.
This compelling set of Triple PlayTM products and services, in turn, generates strong returns for advertisers. This strong advertiser return uniquely positions RHD as a trusted advisor for marketing support and service in the local markets we serve.
Significant Financing Developments
During the three months ended September 30, 2008, we repurchased $165.5 million ($159.9 million accreted value) of our senior notes and senior discount notes (collectively referred to as the “Notes”) for a purchase price of $84.7 million (the “September 2008 Debt Repurchases”). As a result of the September 2008 Debt Repurchases, we recognized a gain of $72.4 million during the three months ended September 30, 2008, consisting of the difference between the accreted value or par value, as applicable, and purchase price of the Notes, offset by the write-off of unamortized deferred financing costs of $2.9 million. The following table presents the accreted value or par value, as applicable, purchase price and gain recognized on the September 2008 Debt Repurchases during the three months ended September 30, 2008.

Notes Repurchased (amounts in millions)	Accreted or Par Value

6.875% Senior Notes due 2013	$45,529
6.875% Series A-1 Senior Discount Notes due 2013	12,194
6.875% Series A-2 Senior Discount Notes due 2013	72,195
8.875% Series A-3 Senior Notes due 2016	30,000

Total Notes Repurchased	159,918
Total Purchase Price Including Fees	(84,682)
Write-off of unamortized deferred financing costs	(2,856)

Net gain on September 2008 Debt Repurchases	$72,380

In October 2008, we repurchased $21.5 million of our Notes for a purchase price of $7.4 million (the “October 2008 Debt Repurchases”). As a result of the October 2008 Debt Repurchases, we will recognize a gain of $13.6 million during the fourth quarter of 2008, consisting of the difference between the par value and purchase price of the Notes, offset by the write-off of unamortized deferred financing costs of $0.4 million. The following table presents the par value, purchase price and gain to be recognized on the October 2008 Debt Repurchases.

Notes Repurchased (amounts in millions)	Par Value

8.875% Series A-3 Senior Notes due 2016	$16,000
8.875% Series A-4 Senior Notes due 2017	5,500

Total Notes Repurchased	21,500
Total Purchase Price Including Fees	(7,448)
Write-off of unamortized deferred financing costs	(437)

Net gain on October 2008 Debt Repurchases	$13,615

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

RHD Notes Exchanged (amounts in millions)	Accreted or Par Value

6.875% Senior Notes due 2013	$47,663
6.875% Series A-1 Senior Discount Notes due 2013	29,185
6.875% Series A-2 Senior Discount Notes due 2013	93,031
8.875% Series A-3 Senior Notes due 2016	151,119
8.875% Series A-4 Senior Notes due 2017	264,677

Total RHD Notes exchanged	585,675
RHDI Notes Issued
11.75% Senior Notes due 2015	412,871

Reduction of debt from Debt Exchanges	172,804
Write-off of unamortized deferred financing costs	(11,489)

Net gain on Debt Exchanges	$161,315

On June 6, 2008 and in conjunction with the Debt Exchanges, we amended RHDI’s senior secured credit facility (“RHDI Credit Facility”) in order to, among other things, permit the Debt Exchanges and provide additional covenant flexibility. In addition, as part of the amendment, RHDI modified pricing and extended the maturity date of $100.0 million of its revolving credit facility (the “RHDI Revolver”) to June 2011. The remaining $75.0 million will mature in December 2009.
Effective October 21, 2008, we obtained a waiver under the RHDI Credit Facility to permit RHDI to make voluntary prepayments of the Term Loan D-1 and Term Loan D-2 at a discount to par provided that such discount is acceptable to those lenders who choose to participate. Such prepayments may be made for a period of 270 days after the date of the waiver in an aggregate amount of up to $400.0 million; provided that any such prepayment must be in an amount not less than $10.0 million. RHDI is not obligated to make any such prepayments.
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
During the nine months ended September 30, 2008 we recognized a charge of $2.2 million for the write-off of unamortized deferred financing costs associated with the refinancing of the former Dex Media West credit facility and portions of the amended RHDI Credit Facility, which have been accounted for as extinguishments of debt. For the three and six months ended June 30, 2008, this charge was included in interest expense on the consolidated statements of operations and comprehensive income (loss). In order to conform to the current period’s presentation, this amount has been reclassified to gain on debt transactions, net, on the consolidated statements of operations and comprehensive income (loss) for the three and nine months ended September 30, 2008.
As a result of the September 2008 Debt Repurchases, Debt Exchanges and refinancing activities noted above, we reduced our outstanding debt by $159.9 million and $332.7 million, respectively, and recorded a gain of $70.2 million and $231.5 million, respectively, during the three and nine months ended September 30, 2008.
As a result of the amendment of the RHDI Credit Facility and the refinancing of the former Dex Media West credit facility on June 6, 2008, the existing interest rate swaps associated with these two debt arrangements having a notional amount of $1.7 billion at September 30, 2008 are no longer highly effective in offsetting changes in cash flows. Accordingly, cash flow hedge accounting treatment under Statement of Financial Accounting Standards (“SFAS”) No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”) is no longer permitted. Interest expense for the nine months ended September 30, 2008 includes a non-cash charge of $42.9 million resulting from amounts previously charged to accumulated other comprehensive loss related to these interest rate swaps. Interest expense for the three and nine months ended September 30, 2008 includes a reduction to interest expense of $8.2 million and $12.6 million, respectively, resulting from the change in the fair value of these interest rate swaps.

Please see “Liquidity and Capital Resources” and Item 3. “Quantitative and Qualitative Disclosures About Market Risk” below for additional information.
Employee Retirement Savings and Pension Plans
On October 21, 2008, the Compensation & Benefits Committee of the Company’s Board of Directors approved a comprehensive redesign of the Company’s employee retirement savings and pension plans. Effective January 1, 2009, except as described below, the sole retirement benefit available to all non-union employees of the Company (other than those employed by Business.com) will be provided through a single defined contribution plan. This unified 401(k) plan will replace the existing R.H. Donnelley and Dex Media 401(k) savings plans. Business.com employees will continue to be eligible to participate in the Business.com 401(k) plan until such time as the Company is able to efficiently transition them to the new unified 401(k) plan. The Company will continue to maintain the R.H. Donnelley 401(k) Restoration Plan for those employees with compensation in excess of the IRS annual limits.
In conjunction with establishing the new unified defined contribution plan, the Company will freeze the current defined benefit plans covering all non-union employees – the R.H. Donnelley Corporation Retirement Account, the Dex Media, Inc. Pension Plan, and the R.H. Donnelley Pension Benefit Equalization Plan — in each case, effective as of December 31, 2008. In connection with the freeze, all pension plan benefit accruals for non-union plan participants will cease as of December 31, 2008, however, all plan balances will remain intact and interest credits on participant account balances, as well as service credits for vesting and retirement eligibility, will continue in accordance with the terms of the respective plan. In addition, supplemental transition credits will be provided to certain plan participants nearing retirement who would otherwise lose a portion of their anticipated pension benefit at age 65 as a result of freezing the current plans. Similar supplemental transition credits will also be provided to certain plan participants who were grandfathered under a final average pay formula when the defined benefit plans were converted from traditional pension plans to cash balance plans.
Additionally, on October 21, 2008, the Compensation Committee of the Company’s Board of Directors approved for eligible non-union employees (i) the elimination of all non-subsidized access to retiree health care and life insurance benefits effective January 1, 2009, (ii) the elimination of subsidized retiree health care benefits for any Medicare-eligible retirees effective January 1, 2009 and (iii) the phase out of subsidized retiree health care benefits over a three-year period beginning January 1, 2009 (effectively converting subsidized health care benefits coverage to non-subsidized access coverage). With respect to the phase out of subsidized retiree health care benefits, if an eligible retiree becomes Medicare-eligible at any point in time during the phase out process noted above, such retiree will no longer be eligible for subsidized or non-subsidized (depending on the phase out year) retiree health care coverage.
Management is currently working with its actuaries to determine the accounting impact of these curtailments, which is anticipated to be recorded in the fourth quarter of 2008.
Recent Trends Related to Our Business
We have been experiencing lower advertising sales primarily as a result of declines in recurring business (both renewal and increases to existing advertisers), mainly driven by weaker economic trends, reduced consumer confidence and more cautious advertiser spending in our markets. In addition, we have been experiencing adverse bad debt trends attributable to many of these same economic challenges in our markets. If these economic challenges in our markets continue, our advertising sales, bad debt experience and operating results would continue to be adversely impacted in future periods.

In response to these economic challenges facing the Company, we continue to actively manage expenses and are considering and acting upon a host of initiatives to streamline operations and contain costs. At the same time, we are committing our sales force to focus on selling the value provided to local businesses through our Triple Play offering of print yellow pages, internet yellow pages and online search. In addition, we continue to invest in our future through initiatives such as systems modernization and consolidation, new print and digital product introductions and associated employee training. As economic conditions recover in our markets, we believe these investments will drive future revenue growth, thereby enhancing shareholder value.
We have also experienced a significant decline in our stock price during the latter part of 2007 and throughout 2008. We believe the decline in the stock price primarily reflects the investment community’s evolving view of (1) local media companies generally and (2) companies with significant financial leverage, particularly as the national economic outlook further deteriorates and credit markets are frozen. In that regard, we note that our stock price decline has coincided with a significant drop in the stock prices of many other local media companies, as well as many companies with significant leverage, which have been adversely impacted by instability in the credit markets.
As a result of the decline in the trading value of our debt and equity securities, we recorded a non-cash goodwill impairment charge of $2.5 billion during the first quarter of 2008. Since the trading value of our equity securities further declined in the second quarter of 2008 and as a result of continuing negative industry and economic trends, we recognized a non-cash goodwill impairment charge of $660.2 million during the second quarter of 2008. As a result of these impairment charges, we have no recorded goodwill at September 30, 2008. These charges were calculated in accordance with SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”), as further described in “Results of Operations.” These charges had no impact on operating cash flow, compliance with debt covenants, or management’s outlook for the business.
As a result of the credit and liquidity crisis in the United States and throughout the global financial system, substantial volatility in world capital markets and the banking industry has occurred. Several large banking and financial institutions have received funding from the federal government, been granted government loan guarantees, been taken over by federal regulators, merged with other financial institutions, or have initiated bankruptcy proceedings. These and other events have had a significant negative impact on financial markets, as well as the overall economy. From an operational perspective, we have been experiencing lower advertising sales from reduced consumer confidence and reduced advertising spending in our markets, as well as increased bad debt expense. From a financing perspective, this unprecedented instability may make it difficult for us to access the credit market and to obtain financing or refinancing, as the case may be, on satisfactory terms or at all. In addition, as a result of the global economic instability, our pension plan’s investment portfolio has incurred significant volatility and a decline in fair value since December 31, 2007.  However, because the values of our pension plan’s individual investments have and will fluctuate in response to changing market conditions, the amount of gains or losses that will be recognized in subsequent periods and the impact on the funded status of the pension plan and future minimum required contributions, if any, cannot be determined at this time.
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
We have reviewed other accounting pronouncements that were issued as of September 30, 2008, which the Company has not yet adopted, and do not believe that these pronouncements will have a material impact on our financial position or operating results.

RESULTS OF OPERATIONS
Three and nine months ended September 30, 2008 and 2007
Factors Affecting Comparability
Reclassifications
Expenses presented as cost of revenues in our previous filings are now presented as production, publication and distribution expenses to more appropriately reflect the nature of these costs. Certain prior period amounts included in the condensed consolidated statement of operations have been reclassified to conform to the current period’s presentation. Selling and support expenses are now presented as a separate expense category in the condensed consolidated statements of operations. In prior periods, certain selling and support expenses were included in production, publication and distribution expenses and others were included in general and administrative expenses. Additionally, beginning in the fourth quarter of 2007, we began classifying adjustments for customer claims to sales allowance, which is deducted from gross revenues to determine net revenues. In prior periods, adjustments for customer claims were included in bad debt expense under general and administrative expenses. Bad debt expense is now included under selling and support expenses. Accordingly, we have reclassified adjustments for customer claims and bad debt expense for the three and nine months ended September 30, 2007 to conform to the current period’s presentation. These reclassifications had no impact on operating income or net income for the three and nine months ended September 30, 2007. The table below summarizes these reclassifications.

	Three months ended September 30, 2007			Nine months ended September 30, 2007
	As			As
	Previously		As	Previously		As
(amounts in millions)	Reported	Reclass	Reclassified	Reported	Reclass	Reclassified

Net revenues	$669.9	$1.3	$671.2	$1,999.3	$0.2	$1,999.5
Production, publication and distribution expenses	286.6	(179.7)	106.9	866.2	(530.7)	335.5
Selling and support expenses	—	181.7	181.7	—	531.2	531.2
General and administrative expenses	34.3	(0.8)	33.5	104.8	(0.3)	104.5
Acquisitions
On August 23, 2007, we acquired (the “Business.com Acquisition”) Business.com, Inc. (“Business.com”), a leading business search engine and directory and performance based advertising network. Business.com now operates as a direct, wholly-owned subsidiary of RHD and the results of Business.com have been included in our consolidated results commencing August 23, 2007. Therefore, our consolidated results for the three and nine months ended September 30, 2008 include a full period of results from Business.com, compared with only two and eight months of results from Business.com for the three and nine months ended September 30, 2007, respectively.
Impact of Purchase Accounting
As a result of the merger between RHD and Dex Media, Inc. (“Dex Media”) (the “Dex Media Merger”) and associated purchase accounting required by generally accepted accounting principles (“GAAP”), we recorded deferred directory costs, such as print, paper, delivery and commissions, related to directories that were scheduled to publish subsequent to the Dex Media Merger at their fair value, determined as (a) the estimated billable value of the published directory less (b) the expected costs to complete the directories, plus (c) a normal profit margin. We refer to this purchase accounting entry as “cost uplift.” Cost uplift associated with print, paper and delivery costs was amortized over the terms of the applicable directories to production, publication and distribution expenses, whereas cost uplift associated with commissions was amortized over the terms of the applicable directories to selling and support expenses. Cost uplift amortized to production, publication and distribution expenses and selling and support expenses totaled $1.8 million and $1.5 million, respectively, for the three months ended September 30, 2007, and $14.6 million and $13.3 million, respectively, for the nine months ended September 30, 2007, with no comparable expense for the three and nine months ended September 30, 2008.

Net Revenues
The components of our net revenues for the three and nine months ended September 30, 2008 and 2007 were as follows:

	Three months ended September 30,
(amounts in millions)	2008	2007	$ Change	% Change

Gross directory advertising revenues	$649.5	$675.9	$(26.4)	(3.9)%
Sales claims and allowances	(11.1)	(11.6)	0.5	4.3

Net directory advertising revenues	638.4	664.3	(25.9)	(3.9)
Other revenues	9.6	6.9	2.7	39.1

Total	$648.0	$671.2	$(23.2)	(3.5)%

	Nine months ended September 30,
(amounts in millions)	2008	2007	$ Change	% Change

Gross directory advertising revenues	$1,992.0	$2,015.3	$(23.3)	(1.2)%
Sales claims and allowances	(34.2)	(44.1)	9.9	22.4

Net directory advertising revenues	1,957.8	1,971.2	(13.4)	(0.7)
Other revenues	28.6	28.3	0.3	1.1

Total	$1,986.4	$1,999.5	$(13.1)	(0.7)%

Our directory advertising revenues are earned primarily from the sale of advertising in yellow pages directories we publish, net of sales claims and allowances. Directory advertising revenues also include revenues for Internet-based advertising products including online directories such as DexKnows.com and Business.com, and Internet Marketing services. Directory advertising revenues are affected by several factors, including changes in the quantity and size of advertisements, acquisition of new customers, renewal rates of existing customers, premium advertisements sold, changes in advertisement pricing, the introduction of new products and general economic factors. Revenues with respect to print advertising and Internet-based advertising products that are sold with print advertising are recognized under the deferral and amortization method. Revenues related to our print advertising are initially deferred when a directory is published and recognized ratably over the directory’s life, which is typically 12 months. Revenues with respect to our Internet-based advertising products that are bundled with print advertising are initially deferred until the service is delivered or fulfilled and recognized ratably over the life of the contract. Revenues with respect to Internet-based services that are not sold with print advertising, such as Internet Marketing services, are recognized as delivered or fulfilled.
As a result of the deferral and amortization method of revenue recognition, recognized gross directory advertising revenues reflect the amortization of advertising sales consummated in prior periods as well as advertising sales consummated in the current period. As noted further below, advertising sales have continued to deteriorate due to the overall economic instability and will result in lower recognized advertising revenues in future periods because, as noted, such revenues are recognized ratably over the directory’s life.
Gross directory advertising revenues for the three and nine months ended September 30, 2008 decreased $26.4 million, or 3.9%, and $23.3 million, or 1.2%, from the three and nine months ended September 30, 2007, respectively. The decline in gross directory advertising revenues for the three and nine months ended September 30, 2008 is primarily due to declines in advertising sales over the past twelve months, primarily as a result of declines in recurring business, mainly driven by reduced consumer confidence and more cautious advertiser spending in our markets given our advertisers’ perception of the economic health of their respective markets. These declines are partially offset by a full period of revenues from Business.com, compared with only one month of revenues for the three months ended September 30, 2007 and eight months of revenues for the nine months ended September 30, 2008.

Sales claims and allowances for the three and nine months ended September 30, 2008 decreased $0.5 million, or 4.3%, and $9.9 million, or 22.4%, from the three and nine months ended September 30, 2007, respectively. The decrease in sales claims and allowances for the three and nine months ended September 30, 2008 is primarily due to improved quality and lower claims experience in our Qwest markets of $0.5 million and $11.0 million, respectively.
Other revenues for the three and nine months ended September 30, 2008 increased $2.7 million, or 39.1%, and $0.3 million, or 1.1%, from the three and nine months ended September 30, 2007, respectively. Other revenues include late fees received on outstanding customer balances, barter revenues, commissions earned on sales contracts with respect to advertising placed into other publishers’ directories, and sales of directories and certain other advertising-related products.
Advertising sales is a statistical measure and consists of sales of advertising in print directories distributed during the period and Internet-based products and services with respect to which such advertising first appeared publicly during the period. It is important to distinguish advertising sales from net revenues, which under GAAP are recognized under the deferral and amortization method. Advertising sales for the three and nine months ended September 30, 2008 were $503.6 million and $1,899.8 million, respectively, compared to $549.2 million and $2,045.1 million for the three and nine months ended September 30, 2007, respectively. Advertising sales for the three and nine months ended September 30, 2007 include $14.3 million and $41.8 million, respectively, of advertising sales assuming the Business.com Acquisition occurred on January 1, 2007. The $45.6 million, or 8.3%, and $145.3 million, or 7.1%, decrease in advertising sales for the three and nine months ended September 30, 2008, respectively, is a result of declines in new and recurring business, mainly driven by weaker economic trends, reduced consumer confidence and more cautious advertiser spending in our markets. These declines are partially offset by increases in Business.com advertising sales. Advertising sales in current periods will be recognized as gross directory advertising revenues in future periods as a result of the deferral and amortization method of revenue recognition.
Expenses
The components of our total expenses for the three and nine months ended September 30, 2008 and 2007 were as follows:

	Three months ended September 30,
(amounts in millions)	2008	2007	$ Change	% Change

Production, publication and distribution expenses	$105.1	$106.9	$(1.8)	(1.7)%
Selling and support expenses	185.6	181.7	3.9	2.1
General and administrative expenses	46.0	33.5	12.5	37.3
Depreciation and amortization	125.4	111.6	13.8	12.4

Total	$462.1	$433.7	$28.4	6.5%

	Nine months ended September 30,
(amounts in millions)	2008	2007	$ Change	% Change

Production, publication and distribution expenses	$317.7	$335.5	$(17.8)	(5.3)%
Selling and support expenses	547.5	531.2	16.3	3.1
General and administrative expenses	111.0	104.5	6.5	6.2
Depreciation and amortization	363.2	323.7	39.5	12.2
Goodwill impairment	3,123.9	—	3,123.9	100.0

Total	$4,463.3	$1,294.9	$3,168.4	244.7%

Our expenses during the three and nine months ended September 30, 2008 and 2007 include costs associated with our Triple Play strategy, with focus on our online products and services across all of our markets. These costs relate to the continued launch of our Dex market brand and our uniform resource locator (“URL”), DexKnows.com, across our entire footprint, the continued introduction of plus companion directories in our Embarq and AT&T markets, as well as associated marketing and advertising campaigns and employee training associated with the modernization and consolidation of our IT platform. We expect that these expenses will drive future advertising sales and revenue improvements.
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
Production, Publication and Distribution Expenses
Total production, publication and distribution expenses for the three and nine months ended September 30, 2008 were $105.1 million and $317.7 million, respectively, compared to $106.9 million and $335.5 million for the three and nine months ended September 30, 2007, respectively. The primary components of the $1.8 million, or 1.7%, and $17.8 million, or 5.3%, decrease in production, publication and distribution expenses for the three and nine months ended September 30, 2008, respectively, were as follows:

	Three months ended	Nine months ended
(amounts in millions)	September 30, 2008	September 30, 2008
	$ Change

Decreased print, paper and distribution costs	$(8.1)	$(17.8)
Decreased “cost uplift” expense	(1.8)	(14.6)
Increase (decrease) in information technology (“IT”) expenses	3.5	(9.3)
Increased internet and distribution costs	3.2	20.7
All other, net	1.4	3.2

Total decrease in production, publication and distribution expenses for the three and nine months ended September 30, 2008	$(1.8)	$(17.8)

During the three and nine months ended September 30, 2008, print, paper and distribution costs declined $8.1 million and $17.8 million, respectively, compared to the three and nine months ended September 30, 2007. This decline is primarily due to improved efficiencies in the display of advertiser content in our print products, the refinement of our distribution scope across all of our markets and negotiated price reductions in our print expenses.
Amortization of cost uplift during the three and nine months ended September 30, 2007 totaled $1.8 million and $14.6 million, respectively, with no comparable expense for the three and nine months ended September 30, 2008.
During the three months ended September 30, 2008, IT expenses increased $3.5 million compared to the three months ended September 30, 2007, primarily due to vendor credits received during the three months ended September 30, 2007, which were associated with a new IT contract that became effective in July 2007. During the nine months ended September 30, 2008, IT expenses declined $9.3 million compared to the nine months ended September 30, 2007, primarily due to a full period of cost savings resulting from lower rates associated with the new IT contract. This decline is partially offset by additional spending associated with our IT infrastructure to support our Triple Play products and services, and enhancements and technical support of multiple production systems as we continue to integrate to a consolidated IT platform.

During the three and nine months ended September 30, 2008, we incurred $3.2 million and $20.7 million, respectively, of additional expenses related to internet and distribution costs due to a full period of expenses from Business.com, compared with only one month of expenses for the three months ended September 30, 2007 and eight months of expenses for the nine months ended September 30, 2007, respectively, and increased operations, distribution and clicks costs associated with increased revenues from our online products and services.
Selling and Support Expenses
Total selling and support expenses for the three and nine months ended September 30, 2008 were $185.6 million and $547.5 million, respectively, compared to $181.7 million and $531.2 million reported for the three and nine months ended September 30, 2007, respectively. The primary components of the $3.9 million, or 2.1%, and $16.3 million, or 3.1%, increase in selling and support expenses for the three and nine months ended September 30, 2008, respectively, were as follows:

	Three months	Nine months
	ended September 30,	ended September
(amounts in millions)	2008	30, 2008
	$ Change

Increased bad debt expense	$17.2	$41.2
(Decrease) increase in advertising and branding expenses	(2.5)	11.1
Decreased commissions and salesperson costs	(6.0)	(14.9)
Decreased “cost uplift” expense	(1.5)	(13.3)
Decreased directory publishing support costs	(0.9)	(5.2)
All other, net	(2.4)	(2.6)

Total increase in selling and support expenses for the three and nine months ended September 30, 2008	$3.9	$16.3

During the three and nine months ended September 30, 2008, bad debt expense increased $17.2 million, or 81.3% and $41.2 million, or 67.1%, respectively, compared to the three and nine months ended September 30, 2007, primarily due to higher bad debt provision rates, deterioration in accounts receivable aging categories and increased write-offs, resulting from the adverse impact on our advertisers from the instability of the overall economy and tightening of the credit markets. If these economic challenges in our markets continue, our bad debt experience may continue to be adversely impacted in future periods.
Advertising expense for the three and nine months ended September 30, 2008 includes $11.7 million and $26.3 million, respectively, of costs associated with traffic purchased and distributed to multiple advertiser landing pages, with no comparable expense for the prior corresponding periods. Exclusive of the costs associated with purchased traffic, during the three and nine months ended September 30, 2008, advertising and branding expenses declined $14.2 million and $15.2 million, respectively, as compared to the three and nine months ended September 30, 2007. This decrease is primarily due to additional advertising and branding costs incurred in 2007 to promote the Dex brand name for all our print and online products across our entire footprint as well as the use of DexKnows.com as our new URL across our entire footprint.
During the three and nine months ended September 30, 2008, commissions and salesperson costs decreased $6.0 million and $14.9 million, respectively, compared to the three and nine months ended September 30, 2007, primarily due to lower advertising sales as well as planned headcount reductions and consolidation of responsibilities.
Amortization of cost uplift during the three and nine months ended September 30, 2007 totaled $1.5 million and $13.3 million, respectively, with no comparable expense for the three and nine months ended September 30, 2008.
During the three and nine months ended September 30, 2008, directory publishing support costs decreased $0.9 million and $5.2 million, respectively, compared to the three and nine months ended September 30, 2007, primarily due to a reduction in headcount and related expenses resulting from the consolidation of our publishing and graphics operations.

General and Administrative Expenses
General and administrative (“G&A”) expenses for the three and nine months ended September 30, 2008 were $46.0 million and $111.0 million, respectively, compared to $33.5 million and $104.5 million for the three and nine months ended September 30, 2007, respectively. The primary components of the $12.5 million, or 37.3%, and $6.5 million, or 6.2%, increase in G&A expenses for the three and nine months ended September 30, 2008, respectively, were as follows:

	Three months	Nine months
	ended September	ended September
(amounts in millions)	30, 2008	30, 2008
	$ Change
Increase in restructuring expenses	$14.4	$19.2
Decrease in non-cash stock-based compensation expense under SFAS No. 123(R)	(2.1)	(8.0)
Decrease in IT expenses	(1.5)	(4.1)
All other, net	1.7	(0.6)

Total increase in G&A expenses for the three and nine months ended September 30, 2008	$12.5	$6.5

During the three and nine months ended September 30, 2008, restructuring expenses increased $14.4 million and $19.2 million, respectively, primarily due to outside consulting fees, planned headcount reductions, consolidation of responsibilities and vacated leased facilities.
During the three and nine months ended September 30, 2008, non-cash stock-based compensation expense under SFAS No. 123 (R) declined $2.1 million and $8.0 million, respectively, compared to the three and nine months ended September 30, 2007, primarily due to additional expense related to vesting of awards granted to retirement or early retirement eligible employees during the three and nine months ended September 30, 2007. In addition, non-cash stock-based compensation expense declined during the nine months ended September 30, 2008 due to a credit of $1.8 million associated with an increase in our forfeiture rate estimate.
During the three and nine months ended September 30, 2008, IT expenses declined $1.5 million and $4.1 million, respectively, compared to the three and nine months ended September 30, 2007, primarily due to a full period of cost savings resulting from lower rates associated with an IT contract that became effective in July 2007. This decline is partially offset by additional spending associated with our IT infrastructure to support our Triple Play products and services.
Depreciation and Amortization
Depreciation and amortization expense for the three and nine months ended September 30, 2008 was $125.4 million and $363.2 million, respectively, compared to $111.6 million and $323.7 million for the three and nine months ended September 30, 2007, respectively. Amortization of intangible assets was $104.0 million and $311.9 million for the three and nine months ended September 30, 2008, respectively, compared to $98.9 million and $285.9 million for the three and nine months ended September 30, 2007, respectively. The increase in amortization expense for the three and nine months ended September 30, 2008 is primarily due to recognizing an additional $3.2 million and $13.0 million, respectively, of amortization expense for intangible assets acquired in the Business.com Acquisition, as compared to one month of amortization expense for the three months ended September 30, 2007 and eight months of amortization expense for the nine months ended September 30, 2008. The increase in amortization expense for the nine months ended September 30, 2008 is also due to recognizing a full period of amortization expense related to the local customer relationships intangible asset acquired in the Dex Media Merger of $7.5 million, which commenced in February 2007.

Depreciation of fixed assets and amortization of computer software was $21.4 million and $51.3 million for the three and nine months ended September 30, 2008, respectively, compared to $12.6 million and $37.8 million for the three and nine months ended September 30, 2007. The increase in depreciation expense for the three and nine months ended September 30, 2008 was primarily due to recognizing depreciation expense related to capital projects placed in service during 2007, as well as accelerated amortization related to software projects that are scheduled to be retired prior to their initial estimated service life.
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
Since the trading value of our equity securities further declined in the second quarter of 2008 and as a result of continuing negative industry and economic trends, we performed additional impairment tests of our goodwill, definite-lived intangible assets and other long-lived assets as of June 30, 2008. Our testing results of our definite-lived intangible assets and other long-lived assets indicated no impairment as of June 30, 2008. As a result of these tests, we recognized a non-cash goodwill impairment charge of $660.2 million during the three months ended June 30, 2008. As a result of this impairment charge, we have no recorded goodwill at September 30, 2008.
No impairment losses were recorded related to our definite-lived intangible assets and other long-lived assets during the three and nine months ended September 30, 2008 and 2007. No impairment losses were recorded related to our goodwill during the three and nine months ended September 30, 2007.
If industry and economic conditions in certain of our markets continue to deteriorate, we will be required to assess the recoverability of our long-lived assets and other intangible assets, which could result in additional impairment charges.
Operating Income (Loss)
Operating income (loss) for the three and nine months ended September 30, 2008 and 2007 was as follows:

	Three months ended September 30,
(amounts in millions)	2008	2007	$ Change	% Change

Total	$185.9	$237.5	$(51.6)	(21.7)%

	Nine months ended September 30,
(amounts in millions)	2008	2007	$ Change	% Change

Total	$(2,476.9)	$704.6	$(3,181.5)	(451.5)%

Operating income (loss) for the three and nine months ended September 30, 2008 of $185.9 million and $(2.5) billion, respectively, compares to operating income of $237.5 million and $704.6 million for the three and nine months ended September 30, 2007, respectively. The decrease in operating income for the three months ended September 30, 2008 is due to the revenue and expense trends described above. The change to operating loss for the nine months ended September 30, 2008 from operating income for the nine months ended September 30, 2007 is primarily due to the non-cash goodwill impairment charges noted above, as well as the revenue and expense trends described above.
Interest Expense, Net
Net interest expense for the three and nine months ended September 30, 2008 was $198.1 million and $630.4 million, respectively, and includes $6.2 million and $20.5 million, respectively, of non-cash amortization of deferred financing costs. Net interest expense for the three and nine months ended September 30, 2007 was $201.1 million and $601.7 million, respectively, and includes $6.0 million and $18.1 million, respectively, of non-cash amortization of deferred financing costs. As a result of the ineffective interest rate swaps associated with the amendment of the RHDI Credit Facility and the refinancing of the former Dex Media West credit facility, interest expense for the nine months ended September 30, 2008 includes a non-cash charge of $42.9 million resulting from amounts previously charged to accumulated other comprehensive loss related to these interest rate swaps. Interest expense for the three and nine months ended September 30, 2008 includes a reduction to interest expense of $8.2 million and $12.6 million, respectively, resulting from the change in the fair value of these interest rate swaps.
The decrease in net interest expense of $3.0 million, or 1.5%, for the three months ended September 30, 2008 is primarily due to lower interest rates associated with the Company’s refinancing transactions conducted during the fourth quarter of 2007, lower interest rates on our variable rate debt during the period as compared to the prior corresponding period and lower outstanding debt resulting from debt repaid and debt repurchases. The increase in net interest expense of $28.7 million, or 4.8%, for the nine months ended September 30, 2008 is primarily due to additional interest expense associated with the ineffective interest rate swaps noted above. This increase is partially offset by lower interest rates associated with the Company’s refinancing transactions conducted during the fourth quarter of 2007, lower interest rates on our variable rate debt during the period as compared to the prior corresponding period and lower outstanding debt resulting from debt repaid and debt repurchases. See “Liquidity and Capital Resources” for further detail regarding our debt obligations.
In conjunction with the Dex Media Merger and as a result of purchase accounting required under GAAP, we recorded Dex Media’s debt at its fair value on January 31, 2006. We recognize an offset to interest expense each period for the amortization of the corresponding fair value adjustment over the life of the respective debt. The offset to interest expense was $4.5 million and $13.1 million for the three and nine months ended September 30, 2008, respectively, and $7.9 million and $23.2 million for the three and nine months ended September 30, 2007, respectively. The decline in the amortization of the fair value adjustment for the three and nine months ended September 30, 2008 is directly attributable to the Company’s refinancing transactions conducted during the fourth quarter of 2007.
Gain on Debt Transactions, Net
As a result of the September 2008 Debt Repurchases, we recorded a gain of $72.4 million during the three and nine months ended September 30, 2008, representing the difference between the accreted value or par value, as applicable, and purchase price of the Notes, offset by the write-off of unamortized deferred financing costs of $2.9 million.

As a result of the Debt Exchanges, we recorded a gain of $172.8 million during the nine months ended September 30, 2008, representing the difference between the accreted value or par value, as applicable, of the extinguished RHD Notes and the RHDI Senior Notes. Offsetting this gain is the write-off of $11.5 million of unamortized deferred financing costs related to the extinguished RHD Notes, which has been accounted for as an extinguishment of debt.
During the nine months ended September 30, 2008 we recognized a charge of $2.2 million for the write-off of unamortized deferred financing costs associated with the refinancing of the former Dex Media West credit facility and portions of the amended RHDI Credit Facility, which have been accounted for as extinguishments of debt.
As a result of the September 2008 Debt Repurchases, Debt Exchanges and refinancing activities noted above, we recorded a gain of $70.2 million and $231.5 million, respectively, during the three and nine months ended September 30, 2008.
Income Taxes
The effective tax rate on income (loss) before income taxes of 55.1% and 32.7% for the three and nine months ended September 30, 2008, respectively, compares to an effective tax rate of 50.2% and 42.6% on income before income taxes for the three and nine months ended September 30, 2007, respectively. As a result of the non-cash goodwill impairment charge of $3.1 billion recorded during the nine months ended September 30, 2008, we recognized a decrease in our deferred tax liability of $1.1 billion, which directly impacted our deferred tax benefit. The change in the effective tax rate for the nine months ended September 30, 2008 is primarily due to the tax consequences of the non-cash goodwill impairment charges. The change in the effective tax rate for the three and nine months ended September 30, 2008 is also attributable to changes in estimates of state tax apportionment factors that impact our effective state tax rates and an increase in our valuation allowance related to certain 2008 state tax losses.
In September 2008, we effectively settled all issues under consideration with the Department of Finance for New York City related to its audit for taxable year 2000. As a result of the settlement, the unrecognized tax benefits associated with our uncertain state tax positions decreased by $0.9 million during the three and nine months ended September 30, 2008. The decrease in the unrecognized tax benefits has decreased our effective tax rate for the three and nine months ended September 30, 2008. The unrecognized tax benefits impacted by the New York City audit primarily related to allocation of income among our legal entities.
Net Income (Loss) and Earnings (Loss) Per Share
Net income (loss) for the three and nine months ended September 30, 2008 of $26.1 million and $(1.9) billion, respectively, compares to net income of $18.1 million and $59.0 million for the three and nine months ended September 30, 2007, respectively. The increase in net income for the three months ended September 30, 2008 is primarily due to the gain recognized on the September 2008 Debt Repurchases as well as the revenue and expense trends described above. The change to net loss for the nine months ended September 30, 2008 from net income for the nine months ended September 30, 2007 is primarily due to the non-cash goodwill impairment charges noted above as well as the revenue and expense trends described above, offset by the gain recognized on the September 2008 Debt Repurchases.
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
See Note 2, “Summary of Significant Accounting Policies,” in Part 1 — Item 1 of this Quarterly Report on Form 10-Q for further details and computations of the basic and diluted EPS amounts. For the three months ended September 30, 2008, basic and diluted EPS was $0.38 compared to basic and diluted EPS of $0.25 for the three months ended September 30, 2007. For the nine months ended September 30, 2008, basic and diluted EPS was $(28.15), compared to basic and diluted EPS of $0.83 and $0.82 for the nine months ended September 30, 2007, respectively. Due to the fact that there was a reported net loss for the nine months ended September 30, 2008, the calculation of diluted EPS was anti-dilutive compared to basic EPS. Diluted EPS cannot be greater (or less of a loss) than basic EPS. Therefore, reported basic EPS and diluted EPS were the same for the nine months ended September 30, 2008.

LIQUIDITY AND CAPITAL RESOURCES
Long-term debt of the Company at September 30, 2008 and December 31, 2007, including $90.7 million of fair value adjustments required by GAAP as a result of the Dex Media Merger, consisted of the following:

	September 30, 2008	December 31, 2007

RHD
6.875% Senior Notes due 2013	$206,791	$300,000
6.875% Series A-1 Senior Discount Notes due 2013	300,845	339,222
6.875% Series A-2 Senior Discount Notes due 2013	453,671	613,649
8.875% Series A-3 Senior Notes due 2016	1,028,839	1,210,000
8.875% Series A-4 Senior Notes due 2017	1,235,260	1,500,000

R.H. Donnelley Inc. (“RHDI”)
Credit Facility	1,400,311	1,571,536
11.75% Senior Notes due 2015	412,871	—

Dex Media, Inc.
8% Senior Notes due 2013	510,842	512,097
9% Senior Discount Notes due 2013	764,154	719,112

Dex Media East
Credit Facility	1,100,000	1,106,050

Dex Media West
New Credit Facility	1,080,000	—
Former Credit Facility	—	1,071,491
8.5% Senior Notes due 2010	395,128	398,736
5.875% Senior Notes due 2011	8,765	8,774
9.875% Senior Subordinated Notes due 2013	818,159	824,982

Total RHD Consolidated	9,715,636	10,175,649
Less current portion	121,269	177,175

Long-term debt	$9,594,367	$9,998,474

Credit Facilities
At September 30, 2008, total outstanding debt under our credit facilities was $3,580.3 million, comprised of $1,400.3 million under the RHDI Credit Facility, $1,100.0 million under the Dex Media East credit facility and $1,080.0 million under the new Dex Media West credit facility.
RHDI
On June 6, 2008 and in conjunction with the Debt Exchanges, we amended the RHDI Credit Facility in order to, among other things, permit the Debt Exchanges and provide additional covenant flexibility. In addition, as part of the amendment, RHDI modified pricing and extended the maturity date of $100.0 million of the RHDI Revolver to June 2011. The remaining $75.0 million will mature in December 2009.
As of September 30, 2008, outstanding balances under the RHDI Credit Facility, totaled $1,400.3 million, comprised of $279.8 million under Term Loan D-1 and $1,120.5 million under Term Loan D-2 and no amount was outstanding under the RHDI Revolver (other than $0.2 million utilized under a standby letter of credit). All Term Loans require quarterly principal and interest payments. The RHDI Credit Facility provides for an uncommitted Term Loan C for potential borrowings up to $400.0 million, such proceeds, if borrowed, to be used to fund acquisitions, refinance certain indebtedness or to make certain restricted payments. As noted above, $75.0 million of the RHDI Revolver matures in December 2009, while $100.0 million of the RHDI Revolver matures in June 2011, and Term Loans D-1 and D-2 require accelerated amortization beginning in 2010 through final maturity in June 2011. The weighted average interest rate of outstanding debt under the RHDI Credit Facility was 6.83% and 6.50% at September 30, 2008 and December 31, 2007, respectively.

As amended on June 6, 2008, as of September 30, 2008, the RHDI Credit Facility bears interest, at our option, at either:
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
Effective October 21, 2008, we obtained a waiver under the RHDI Credit Facility to permit RHDI to make voluntary prepayments of the Term Loan D-1 and Term Loan D-2 at a discount to par provided that such discount is acceptable to those lenders who choose to participate. Such prepayments may be made for a period of 270 days after the date of the waiver in an aggregate amount of up to $400.0 million; provided that any such prepayment must be in an amount not less than $10.0 million. RHDI is not obligated to make any such prepayments.
Dex Media East
As of September 30, 2008, outstanding balances under the Dex Media East credit facility totaled $1,100.0 million, comprised of $700.0 million under Term Loan A and $400.0 million under Term Loan B and no amount was outstanding under the $100.0 million revolving loan facility (“Dex Media East Revolver”) (other than $3.5 million utilized under three standby letters of credit). The Dex Media East Revolver and Term Loan A will mature in October 2013, and the Term Loan B will mature in October 2014. The weighted average interest rate of outstanding debt under the Dex Media East credit facility was 5.03% and 6.87% at September 30, 2008 and December 31, 2007, respectively.
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
As of September 30, 2008, outstanding balances under the new Dex Media West credit facility totaled $1,080.0 million, comprised of $130.0 million under Term Loan A and $950.0 million under Term Loan B and no amount was outstanding under the Dex Media West Revolver. The weighted average interest rate of outstanding debt under the new Dex Media West credit facility was 7.38% at September 30, 2008. The weighted average interest rate of outstanding debt under the former Dex Media West credit facility was 6.51% at December 31, 2007.
As of September 30, 2008, the new Dex Media West credit facility bears interest, at our option, at either:
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

Notes
During the three months ended September 30, 2008, we repurchased $165.5 million ($159.9 million accreted value) of our Notes for a purchase price of $84.7 million. In October 2008, we repurchased $21.5 million of our Notes for a purchase price of $7.4 million.
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
Debt Refinancings and Repurchases
The purpose of the debt refinancings and repurchases noted above was to reduce near-term mandatory debt repayments, extend our maturity profile, provide additional covenant flexibility and reduce debt levels. As a result of the September 2008 Debt Repurchases, Debt Exchanges and refinancing activities noted above, we reduced our outstanding debt by $159.9 million and $332.7 million, respectively, and recorded a gain of $70.2 million and $231.5 million, respectively, during the three and nine months ended September 30, 2008.
The September 2008 Debt Repurchases resulted in a gain of $72.4 million during the three and nine months ended September 30, 2008, representing the difference between the accreted value or par value, as applicable, and purchase price of the Notes, offset by the write-off of unamortized deferred financing costs of $2.9 million.
Certain of the refinancings noted above have been accounted for as extinguishments of debt. The Debt Exchanges during the nine months ended September 30, 2008 resulted in a gain of approximately $161.3 million, representing the difference between the accreted value or par value, as applicable, of the extinguished RHD Notes and RHDI Senior Notes, offset by the write-off of unamortized deferred financing costs of $11.5 million associated with the extinguished RHD Notes.
In addition, during the nine months ended September 30, 2008 we recognized a charge of $2.2 million for the write-off of unamortized deferred financing costs associated with the refinancing of the former Dex Media West credit facility and portions of the amended RHDI Credit Facility, which have been accounted for as extinguishments of debt.
Impact of Purchase Accounting
As a result of the Dex Media Merger and in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations (“SFAS No. 141”), we were required to record Dex Media’s outstanding debt at its fair value as of the date of the Dex Media Merger, and as such, a fair value adjustment was established at January 31, 2006. This fair value adjustment is amortized as a reduction of interest expense over the remaining term of the respective debt agreements using the effective interest method and does not impact future scheduled interest or principal payments. Amortization of the fair value adjustment included as a reduction of interest expense was $4.5 million and $13.1 million for the three and nine months ended September 30, 2008, respectively, and $7.9 million and $23.2 million for the three and nine months ended September 30, 2007, respectively. As of September 30, 2008, $90.7 million of the fair value adjustment remains unamortized as shown in the following table.

			Long-Term
			Debt at
			September 30,
	Unamortized	Long-	2008
	Fair Value	Term	Excluding
	Adjustment at	Debt at	Unamortized
	September 30,	September	Fair Value
(amounts in millions)	2008	30, 2008	Adjustment

Dex Media, Inc. 8% Senior Notes	$10.8	$510.8	$500.0
Dex Media, Inc. 9% Senior Discount Notes	13.2	764.2	751.0
Dex Media West 8.5% Senior Notes	10.1	395.1	385.0
Dex Media West 5.875% Senior Notes	0.1	8.8	8.7
Dex Media West 9.875% Senior Subordinated Notes	56.5	818.2	761.7

Total Dex Media Outstanding Debt at January 31, 2006	$90.7	$2,497.1	$2,406.4

Impact of Economic Instability on Prospective Pension Funding
As a result of the credit and liquidity crisis in the United States and throughout the global financial system, substantial volatility in world capital markets and the banking industry has occurred. This volatility and other events have had a significant negative impact on financial markets, as well as the overall economy. As a result of the global economic instability, our pension plan’s investment portfolio has incurred significant volatility and a decline in fair value since December 31, 2007. However, because the values of our pension plan’s individual investments have and will fluctuate in response to changing market conditions, the amount of gains or losses that will be recognized in subsequent periods and the impact on the funded status of the pension plan and future minimum required contributions, if any, cannot be determined at this time.
Liquidity and Cash Flows
Our primary source of liquidity will continue to be cash flow generated from operations as well as available borrowing capacity under the revolver portions of the Company’s credit facilities. We expect that our primary liquidity requirements will be to fund operations and service the Company’s indebtedness. Our ability to meet our debt service requirements will be dependent on our ability to generate sufficient cash from operations and incur additional borrowings under the Company’s credit facilities. Our primary sources of cash flow will consist mainly of cash receipts from the sale of advertising in our yellow pages and from our online products and services and can be impacted by, among other factors, general economic conditions, competition from other yellow pages directory publishers and other alternative products, consumer confidence and the level of demand for our advertising products and services. Subsequent to the refinancing of the former Dex Media West credit facility with the new Dex Media West credit facility, we believe that cash flows from operations, along with borrowing capacity under the revolver portions of the Company’s credit facilities, will be adequate to fund our operations and capital expenditures and meet our debt service requirements for at least the next 15 to 18 months. However, we make no assurances that our business will generate sufficient cash flow from operations or that sufficient borrowing capacity will be available under the revolver portions of the Company’s credit facilities to enable us to fund our operations and capital expenditures, meet all debt service requirements, pursue all of our strategic initiatives, or for other purposes. Furthermore, the unprecedented instability in the financial markets may make it difficult for us to obtain financing or refinancing, as the case may be, on satisfactory terms or at all. From time to time we may purchase our equity and/or debt securities and/or our subsidiaries’ debt securities through privately negotiated transactions, open market purchases or otherwise depending on, among other things, the availability of funds, alternative investments and market conditions. In addition, from time to time we may prepay certain of our subsidiaries’ term debt, or portions thereof, depending on, among other things, availability of funds and market conditions.
Primarily as a result of our business combinations, we have a significant amount of debt. Aggregate outstanding debt as of September 30, 2008 was $9.7 billion (including fair value adjustments required by GAAP as a result of the Dex Media Merger). As a result of the September 2008 Debt Repurchases, we reduced our outstanding debt by $159.9 million during the third quarter of 2008. As a result of the refinancing transactions conducted during the second quarter of 2008 and other debt repayment, we reduced our net debt by $236.5 million during the second quarter of 2008.

During the three and nine months ended September 30, 2008, we made scheduled principal payments of $3.6 million and $38.7 million, respectively, and prepaid an additional $30.0 million and $1,186.0 million, respectively, in principal under our credit facilities, which includes prepayments associated with the refinancing of the former Dex Media West credit facility, for total credit facility repayments of $33.6 million and $1,224.7 million, respectively, excluding revolver payments. During the three and nine months ended September 30, 2008, we made revolver payments of $26.0 million and $422.1 million, respectively, offset by revolver borrowings of $25.0 million and $398.1 million, respectively, resulting in a net decrease of $1.0 million and $24.0 million, respectively, of the revolver portions under the Company’s credit facilities.
For the three and nine months ended September 30, 2008, we made aggregate net cash interest payments of $206.0 million and $584.4 million, respectively. At September 30, 2008, we had $60.8 million of cash and cash equivalents before checks not yet presented for payment of $12.7 million, and combined available borrowings under our revolvers of $361.3 million. During the three and nine months ended September 30, 2008, we periodically utilized our revolvers as a financing resource to balance the timing of our periodic payments and our prepayments made under our credit facilities and interest payments on our senior notes and our subsidiaries’ senior notes and senior subordinated notes with the timing of cash receipts from operations. Our present intention is to repay borrowings under all revolvers in a timely manner and keep any outstanding amounts to a minimum.
Cash provided by operating activities was $386.6 million for the nine months ended September 30, 2008. Key contributors to operating cash flow include the following:
•	$(1,935.9) million in net loss, which includes the impact of the non-cash goodwill impairment charges.

•	$2,180.9 million of net non-cash items consisting of the non-cash goodwill impairment charge of $3,123.9 million, offset by $943.0 million in deferred income taxes, which includes the tax impact of the non-cash goodwill impairment charges.

•	$231.5 million net gain on the debt transactions.

•	$563.7 million of other net non-cash items primarily consisting of $363.2 million of depreciation and amortization, $102.5 million in bad debt provision, $30.3 million of net additional interest expense associated with ineffective interest rate swaps, $23.4 million of stock-based compensation expense and $44.3 million in other non-cash items, primarily consisting of $54.4 million related to the accretion of our discounted debt, $20.5 million related to the amortization of deferred financing costs, offset by $17.5 million associated with the change in fair value of our interest rate swaps and $13.1 million associated with the amortization of the fair value adjustments required by GAAP as a result of the Dex Media Merger, which reduced interest expense.

•	$149.1 million net use of cash from a decrease in deferred directory revenues of $74.4 million due to lower advertising sales and an increase in accounts receivable of $74.7 million due to an increase in days outstanding of customer balances and deterioration in accounts receivable aging categories, which has been driven by the extension of the write-off policy in our Qwest markets to conform to the legacy RHD markets, weaker economic conditions, the transition to in-house billing and collection services for certain local customers in our Qwest markets that were previously performed by Qwest on our behalf, as well as publication cycle seasonality. The change in deferred revenues and accounts receivable are analyzed together given the fact that when a directory is published, the annual billable value of that directory is initially deferred and unbilled accounts receivable are established. Each month thereafter, typically one twelfth of the billing value is recognized as revenues and billed to customers.

•	$49.5 million net source of cash from a decrease in other assets, consisting of a $42.7 million decrease in prepaid directory costs resulting from publication seasonality as well as a $6.8 million decrease in other current and non-current assets, primarily relating to deferred commissions, print, paper and delivery costs and changes in the fair value of the Company’s interest rate swap agreements.

•	$99.1 million net use of cash from a decrease in accounts payable and accrued liabilities, primarily reflecting a $47.5 million decrease in trade accounts payable resulting from timing of invoice processing versus payment thereon, a $51.3 million decrease in accrued interest payable on outstanding debt and a $0.3 million decrease in other accrued liabilities.

•	$8.1 million increase in other non-current liabilities, including pension and postretirement long-term liabilities.
Cash used in investing activities for the nine months ended September 30, 2008 was $43.0 million and includes the following:
•	$47.3 million used to purchase fixed assets, primarily computer equipment, software and leasehold improvements.

•	$4.3 million in cash proceeds from the disposition of an equity investment in the fourth quarter of 2007, which were received in January 2008.
Cash used in financing activities for the nine months ended September 30, 2008 was $328.9 million and includes the following:
•	$1,018.2 million in proceeds, net of costs, from borrowings under our new Dex Media West credit facility, which was used to refinance the former Dex Media West credit facility and pay related fees and expenses.

•	$1,224.7 million in principal payments on term loans under our credit facilities and notes. With regard to our credit facilities, $38.7 million represents scheduled principal payments and $1,186.0 million represents principal payments made on an accelerated basis, at our option, from proceeds received with the new Dex Media West credit facility and from available cash flow generated from operations.

•	$398.1 million in borrowings under our revolvers, used primarily to fund temporary working capital requirements.

•	$422.1 million in principal payments on our revolvers.

•	$84.7 million associated with the September 2008 Debt Repurchases.

•	$9.6 million in fees associated with the issuance of the RHDI Senior Notes, which has been accounted for as a non-cash financing activity.

•	$6.1 million used to repurchase our common stock. This use of cash pertains to common stock repurchases made during 2007 that settled in January 2008.

•	$1.9 million in the increased balance of checks not yet presented for payment.

•	$0.1 million in proceeds from the exercise of employee stock options.
Cash provided by operating activities was $470.3 million for the nine months ended September 30, 2007. Key contributors to operating cash flow include the following:
•	$59.0 million in net income.

•	$489.6 million of net non-cash charges primarily consisting of $323.7 million of depreciation and amortization, $61.3 million in bad debt provision, $30.0 million of stock-based compensation expense, $37.9 million in other non-cash charges, primarily related to the amortization of deferred financing costs and amortization of the fair value adjustments required by GAAP as a result of the Dex Media Merger, and $36.7 million in deferred income taxes.

•	$80.6 million net use of cash from an increase in accounts receivable of $49.8 million and a decrease in deferred directory revenue of $30.8 million. The change in deferred revenue and accounts receivable are analyzed together given the fact that when a directory is published, the annual billable value of that directory is initially deferred and unbilled accounts receivable are established. Each month thereafter, typically one twelfth of the billing value is recognized as revenue and billed to customers.

•	$34.6 million net source of cash from a decrease in other assets, consisting of a $22.6 million decrease in prepaid expenses and a $12.0 million decrease in other current and non-current assets, primarily relating to deferred commissions, print, paper and delivery costs and changes in the fair value of the Company’s interest rate swap agreements.

•	$41.4 million net use of cash from a decrease in accounts payable and accrued liabilities, primarily reflecting an $11.9 million decrease in accrued liabilities, which include accrued salaries and related bonuses and accrued income taxes, and a $33.9 million decrease in accrued interest payable on outstanding debt, offset by a $4.4 million increase in trade accounts payable.

•	$9.1 million increase in other non-current liabilities, including pension and postretirement long-term liabilities.
Cash used by investing activities for the nine months ended September 30, 2007 was $393.3 million and includes the following:
•	$61.8 million used to purchase fixed assets, primarily computer equipment, software and leasehold improvements.

•	$328.9 million of net cash payments to acquire Business.com.

•	$2.5 million used to fund an equity investment.
Cash used by financing activities for the nine months ended September 30, 2007 was $214.3 million and includes the following:
•	$1,128.4 million in principal payments on debt borrowed under each of the credit facilities. Of this amount, $208.3 million represents scheduled principal payments, $354.0 million represents principal payments made on an accelerated basis, at our option, from available cash flow generated from operations and $566.1 million represents principal payments on the revolvers.

•	$323.7 million source associated with borrowings under the RHD Credit Facility, which was used to fund the Business.com Acquisition, net of costs.

•	$570.7 million source in borrowings under the revolvers.

•	$9.0 million source from the issuance of common stock in connection with the Business.com Acquisition.

•	$12.7 million in proceeds from the exercise of employee stock options.

•	$2.0 million used in the decreased balance of checks not yet presented for payment.

Contractual Obligations
As a result of the Company’s recent refinancing activities, the contractual obligations table presented below sets forth our annual commitments as of September 30, 2008 for principal and interest payments on our debt. The debt repayments as presented in this table include only the scheduled principal payments under our current debt agreements and do not include any anticipated prepayments. The debt repayments also exclude fair value adjustments required under purchase accounting, as these adjustments do not impact our payment obligations.

	Payment Due by Period
		Less than	1-3	3-5	More than 5
(amounts in millions)	Total	1 Year	Years	Years	Years

Long-term debt (1)	$9,624.9	$99.8	$2,043.5	$2,266.4	$5,215.2
Interest on long-term debt (2)	3,926.1	677.5	1,321.2	1,103.8	823.6

Total long-term debt and related interest contractual obligations	$13,551.0	$777.3	$3,364.7	$3,370.2	$6,038.8

(1)	Included in long-term debt are principal amounts owed under our credit facilities and our senior notes and senior subordinated notes, including the current portion of long-term debt.

(2)	Interest on debt represents cash interest payment obligations assuming all indebtedness at September 30, 2008 will be paid in accordance with its contractual maturity and assumes interest rates on variable interest debt as of September 30, 2008 will remain unchanged in future periods. The weighted average interest rates under the RHDI, Dex Media East and new Dex Media West Credit Facilities were 6.83%, 5.03% and 7.38%, respectively, at September 30, 2008. Please refer to “Liquidity and Capital Resources” for interest rates on our senior notes and our senior subordinated notes.

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
The Company has entered into interest rate swaps that effectively convert approximately $2.5 billion, or 70%, of the Company’s variable rate debt to fixed rate debt as of September 30, 2008. At September 30, 2008, approximately 37% of our total debt outstanding consists of variable rate debt, excluding the effect of our interest rate swaps. Including the effect of our interest rate swaps, total fixed rate debt comprised approximately 89% of our total debt portfolio as of September 30, 2008. The interest rate swaps mature at varying dates from August 2008 through March 2013.
Under the terms of the agreements, the Company receives variable interest based on three-month LIBOR and pays a weighted average fixed rate of 4.4%. The weighted average variable rate received on our interest rate swaps was 3.0% for the nine months ended September 30, 2008. These periodic payments and receipts are recorded as interest expense.
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
As a result of the amendment of the RHDI Credit Facility and the refinancing of the former Dex Media West credit facility on June 6, 2008, the existing interest rate swaps associated with these two debt arrangements having a notional amount of $1.7 billion are no longer highly effective in offsetting changes in cash flows. Accordingly, these interest rate swaps became ineffective on June 6, 2008 and cash flow hedge accounting treatment under Statement of Financial Accounting Standards (“SFAS”) No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”) is no longer permitted. Interest expense for the nine months ended September 30, 2008 includes a non-cash charge of $42.9 million resulting from amounts previously charged to accumulated other comprehensive loss related to these interest rate swaps. Interest expense for the three and nine months ended September 30, 2008 includes a reduction to interest expense of $8.2 million and $12.6 million, respectively, resulting from the change in the fair value of these interest rate swaps. Prospective gains or losses on the change in the fair value of these interest rate swaps will be reported in earnings as a component of interest expense.
Interest rate swaps with a notional amount of $850.0 million have been designated as cash flow hedges and provided an effective hedge of the three-month LIBOR-based interest payments on $850.0 million of bank debt.

Market Risk Sensitive Instruments
The Company utilizes a combination of fixed-rate and variable-rate debt to finance its operations. The variable-rate debt exposes the Company to variability in interest payments due to changes in interest rates. Management believes that it is prudent to mitigate the interest rate risk on a portion of its variable-rate borrowings. To satisfy this objective, the Company has entered into fixed interest rate swap agreements to manage fluctuations in cash flows resulting from changes in interest rates on variable-rate debt. Certain interest rate swap agreements have been designated as cash flow hedges. In accordance with the provisions of SFAS No. 133, as amended by SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, an Amendment of FAS 133 and SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, the swaps are recorded at fair value. On a quarterly basis, the fair values of the swaps are determined based on quoted market prices and, assuming effectiveness, the differences between the fair value and the book value of the swaps are recognized in accumulated other comprehensive loss, a component of shareholders’ equity. The swaps and the hedged item (three-month LIBOR-based interest payments on $850.0 million of bank debt) have been designed so that the critical terms (interest reset dates, duration and index) coincide. Assuming the critical terms continue to coincide, the cash flows from the swaps will exactly offset the cash flows of the hedged item and no ineffectiveness will exist.
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
Item1A. Risk Factors
The four risk factors presented below replace and supersede risk factors numbered 3,5,9 and 10, respectively, set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007 (“2007 Form 10-K”). The Company has added risk factor 19, “Economic, financial and liquidity instability,” based upon the current credit and liquidity crisis in the United States and throughout the global financial system. There have been no other material changes to the Company’s risk factors as disclosed in Item 1A, “Risk Factors,” in our 2007 Form 10-K.
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
Virtually all independent publishers compete aggressively on price to increase market share. This may affect our pricing or revenues in the future. Due to the recent economic environment and trends in our industry, we have experienced a decline in advertising sales during the first nine months of 2008 and we expect this trend to continue throughout 2008 and 2009.
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
Our ability to provide Internet Marketing solutions to our advertisers is dependent upon relationships with major Internet search companies. Loss of key relationships or changes in the level of service provided by these search companies could impact performance of our Internet Marketing solutions. The success of our relationships with Internet search companies also depends on the compatibility of our technologies, and we have in the past, and may in the future, experience difficulties in this regard. Many of these Internet search companies are larger than we are and have greater financial resources than we have. We may not be able to compete effectively with these companies for advertising sales or acquisitions in the future, particularly should Internet based advertising sales become increasingly accessible to small- and medium- sized businesses. In addition, Internet Marketing services are provided by many other competitors within the territory we service and our advertisers could choose to work with other providers of these services or with search engines directly.
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

5) Recognition of impairment charges for our intangible assets, other long-lived assets or goodwill
At September 30, 2008, the net carrying value of our intangible assets totaled approximately $10.9 billion. As a result of the impairment charges during the first and second quarter of 2008 noted below, we have no recorded goodwill at September 30, 2008. Our intangible assets and other long-lived assets are subject to impairment testing in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-lived Assets. We review the carrying value of our intangible assets and other long-lived assets for impairment whenever events or circumstances indicate that their carrying amount may not be recoverable. Significant negative industry or economic trends, including the market price of our common stock or the fair value of our debt, disruptions to our business, unexpected significant changes or planned changes in the use of the intangible assets and other long-lived assets, and mergers and acquisitions could result in an impairment charge for any of our intangible assets or other long-lived assets.
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
Since the trading value of our equity securities further declined in the second quarter of 2008 and as a result of continuing negative industry and economic trends, we performed additional impairment tests of our goodwill, definite-lived intangible assets and other long-lived assets as of June 30, 2008. As a result of these tests, we recognized a non-cash goodwill impairment charge of $660.2 million during the second quarter of 2008.
No impairment losses were recorded related to our definite-lived intangible assets and other long-lived assets during the three and nine months ended September 30, 2008.
If industry and economic conditions in certain markets continue to deteriorate, we will be required to assess the recoverability of our long-lived assets and other intangible assets, which could result in additional impairment charges. Any additional impairment charge related to our intangible assets or other long-lived assets could have a significant effect on our financial position and results of operations in the periods recognized.
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
10) Reliance on, and extension of credit to, small and medium-sized businesses
Approximately 85% of our directory advertising revenue is derived from selling advertising to small and medium-sized enterprises (“SMEs”). In the ordinary course of our yellow pages publishing business, we extend credit to these advertisers for advertising purchases. SMEs, however, tend to have fewer financial resources and higher failure rates than large businesses, especially during a downturn in the general economy. The proliferation of very large retail stores may continue to harm small- and medium-sized businesses. We believe these limitations are significant contributing factors to having advertisers in any given year not renew their advertising in the following year. In addition, full or partial collection of delinquent accounts can take an extended period of time. Consequently, we could be adversely affected by our dependence on and our extension of credit to small- and medium-sized businesses. For the year ended December 31, 2007, our bad debt expense represented approximately 3.0% of our net revenue. For the three and nine months ended September 30, 2008, our bad debt expense represented approximately 5.9% and 5.2% of our net revenue, respectively. Our bad debt expense could continue to increase given the current state of the credit market crisis, which may negatively impact SMEs to a greater extent than larger businesses.

19) Economic, financial and liquidity instability
As a result of the credit and liquidity crisis in the United States and throughout the global financial system, substantial volatility in world capital markets and the banking industry has occurred. This volatility and other events have had a significant negative impact on financial markets, as well as the overall economy. From an operational perspective, we have been experiencing lower advertising sales from reduced consumer confidence and reduced advertising spending in our markets, as well as increased bad debt expense. From a financing perspective, this unprecedented instability may make it difficult for us to access the credit market and to obtain financing or refinancing, as the case may be, on satisfactory terms or at all. In addition, as a result of the global economic instability, our pension plan’s investment portfolio has incurred significant volatility and a decline in fair value since December 31, 2007. However, because the values of our pension plan’s individual investments have and will fluctuate in response to changing market conditions, the amount of gains or losses that will be recognized in subsequent periods and the impact on the funded status of the pension plan and future minimum required contributions, if any, cannot be determined at this time.

Item 6. Exhibits

Exhibit No.	Document

10.1	Form of New Stock Appreciation Rights Agreement for Senior Management Members (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K, filed on July 17, 2008 (SEC No. 001-07155)).

31.1*	Certification of Quarterly Report on Form 10-Q for the period ended September 30, 2008 by David C. Swanson, Chairman and Chief Executive Officer of R.H. Donnelley Corporation under Section 302 of the Sarbanes-Oxley Act

31.2*	Certification of Quarterly Report on Form 10-Q for the period ended September 30, 2008 by Steven M. Blondy, Executive Vice President and Chief Financial Officer of R.H. Donnelley Corporation under Section 302 of the Sarbanes-Oxley Act

32.1*	Certification of Quarterly Report on Form 10-Q for the period ended September 30, 2008 under Section 906 of the Sarbanes-Oxley Act by David C. Swanson, Chairman and Chief Executive Officer, and Steven M. Blondy, Executive Vice President and Chief Financial Officer, for R.H. Donnelley Corporation

*	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

R.H. DONNELLEY CORPORATION
Date: October 29, 2008	By:	/s/ Steven M. Blondy
Steven M. Blondy
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ R. Barry Sauder
R. Barry Sauder
Vice President, Corporate Controller and Chief Accounting Officer (Principal Accounting Officer)

Exhibit Index

Exhibit No.	Document

10.1	Form of New Stock Appreciation Rights Agreement for Senior Management Members (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K, filed on July 17, 2008 (SEC No. 001-07155)).

31.1*	Certification of Quarterly Report on Form 10-Q for the period ended September 30, 2008 by David C. Swanson, Chairman and Chief Executive Officer of R.H. Donnelley Corporation under Section 302 of the Sarbanes-Oxley Act

31.2*	Certification of Quarterly Report on Form 10-Q for the period ended September 30, 2008 by Steven M. Blondy, Executive Vice President and Chief Financial Officer of R.H. Donnelley Corporation under Section 302 of the Sarbanes-Oxley Act

32.1*	Certification of Quarterly Report on Form 10-Q for the period ended September 30, 2008 under Section 906 of the Sarbanes-Oxley Act by David C. Swanson, Chairman and Chief Executive Officer, and Steven M. Blondy, Executive Vice President and Chief Financial Officer, for R.H. Donnelley Corporation

*	Filed herewith.