Form 10-K
period 2008-12-31
R H DONNELLEY CORP
filed 2009-03-27
CIK 30419

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
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
None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $1 per share

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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

The aggregate market value at June 30, 2008, the last day of our most recently completed second quarter, of shares of the Registrant’s common stock (based upon the closing price per share of $3.00 of such stock on The New York Stock Exchange on such date) held by non-affiliates of the Registrant was approximately $205,592,709. At June 30, 2008, there were 68,801,513 outstanding shares of the Registrant’s common stock. For purposes of this calculation, only those shares held by directors and executive officers of the Registrant have been excluded as held by affiliates. Such exclusion should not be deemed a determination or an admission by the Registrant or any such person that such individuals or entities are or were, in fact, affiliates of the Registrant. At March 1, 2009, there were 68,787,826 outstanding shares of the Registrant’s common stock.

Portions of the Company’s Proxy Statement for the 2009 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission on or prior to April 30, 2009, are incorporated by reference in this Form 10-K in response to Part III, Items 10, 11, 12, 13 and 14.

PART I

ITEM 1.	BUSINESS.

General

Except where otherwise indicated, the terms “Company,” “Donnelley,” “RHD,” “we,” “us” and “our” refer to R.H. Donnelley Corporation and its direct and indirect wholly-owned subsidiaries. As of December 31, 2008, R.H. Donnelley Inc. (“RHDI” or “RHD Inc.”), Dex Media, Inc. (“Dex Media”) and Business.com, Inc. (“Business.com”) were our only direct wholly-owned subsidiaries. Our executive offices are located at 1001 Winstead Drive, Cary, North Carolina 27513 and our telephone number is (919) 297-1600. Our Internet website address is www.rhd.com. For more information on the products and services that we offer, please visit our website at www.dexknows.com®. We make available free of charge on our website our annual, quarterly and current reports, including amendments to such reports, as soon as practicable after we electronically file such material with, or furnish such material to, the United States Securities and Exchange Commission (“SEC”). Our filings can also be obtained from the SEC website at www.sec.gov. However, the information found on our website and the SEC website is not part of this annual report.

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

Corporate Overview

We are a leader in local search within the markets in which we do business. During 2008, we generated revenues of approximately $2.6 billion by fulfilling two critical roles that address the needs of the growing local search marketplace:

•	We provide simple, cost effective marketing solutions to our advertisers that generate a large volume of ready-to-buy consumers for their local businesses.

•	We provide local search solutions to consumers that are easy to use and deliver highly relevant search results through a variety of print and online media platforms.

Our Triple Playtm local search solutions (“Triple Play”) deliver an audience of ready-to-buy consumers to businesses and position our advertisers’ messages to be found wherever, whenever and however a consumer chooses to search. Triple Play is comprised of our Dex-branded solutions, which include Dex yellow pages print directories, our proprietary dexknows.com online search site, and the Dex Search Networktm, which includes strategic partnerships with some of the best known online media companies, such as Google® and Yahoo! ®, to promote businesses on the rest of the Internet. We also co-brand our print local search solutions with other recognizable brands in the industry, Qwest, Embarq and AT&T, in order to further differentiate our local search solutions from those of our competitors.

We believe our ability to effectively compete in our industry is supported and enhanced by our local marketing consultants, who serve as trusted advisors for marketing support and service in the local markets we serve. Our local marketing consultants work closely with advertisers to first discover their needs and goals, assess their unique situations, and then recommend customized, cost-effective, directional local search solutions to help their businesses grow. Additional factors that support our ability to effectively compete in our industry include:

•	Brand: Our Dex brand provides differentiation and an ability to leverage the capabilities of our print products into other media, such as online and mobile;

•	Advertisers: Strong, long-term relationships with our advertisers;

•	Products: Our Triple Play local search solutions target consumers who are closer to making purchase decisions;

•	Channel: We manage a large, established local sales organization; and

•	Content: Our proprietary database contains up-to-date information for more than 600,000 national and local businesses in 28 states and an infrastructure to service these national and local advertisers.

Significant Financing Developments

We have a substantial amount of debt and significant debt service obligations due in large part to the financings associated with prior acquisitions. As of December 31, 2008, we had total outstanding debt of $9.6 billion (including fair value adjustments of $86.2 million required by generally accepted accounting principles (“GAAP”) as a result of the Dex Media Merger, defined below) and had $362.2 million available under the revolving portion of various credit facilities of our subsidiaries. During the year ended December 31, 2008, we reduced net debt outstanding by $638.5 million, which includes the benefit of the fair value adjustment, through a combination of mandatory repayments, optional prepayments and the financing activities noted below. As a result of the financing activities noted below, we reduced our outstanding debt by $410.0 million and recorded a gain of $265.2 million during the year ended December 31, 2008. On February 13, 2009, the Company borrowed the unused revolving portions under the various credit facilities of its subsidiaries totaling $361.0 million. The Company made the borrowings under the various revolving credit facilities to preserve its financial flexibility in light of the continuing uncertainty in the global credit markets.

Effective October 21, 2008, we obtained a waiver under RHDI’s senior secured credit facility (“RHDI credit facility”) to permit RHDI to make voluntary prepayments of the Term Loan D-1 and Term Loan D-2 at a discount to par provided that such discount is acceptable to those lenders who choose to participate. Such prepayments may be made for a period of 270 days after the date of the waiver in an aggregate amount of up to $400.0 million; provided that any such prepayment must be in an amount not less than $10.0 million. RHDI is not obligated to make any such prepayments. During the year ended December 31, 2008, we repaid $9.8 million of Term Loan D-1 and $45.9 million of Term Loan D-2 under the RHDI credit facility by making voluntary prepayments of $35.5 million, including fees, at a discount to par. As a result, we recognized a gain of $20.0 million during the year ended December 31, 2008, consisting of the difference between the face amount of the Term Loans repaid and the voluntary prepayments made, offset by the write-off of unamortized deferred financing costs of $0.2 million.

During September and October 2008, we repurchased $187.0 million ($181.4 million accreted value, as applicable) of our senior notes and senior discount notes (collectively referred to as the “Notes”) for a purchase price of $92.1 million. As a result of these repurchases, we recognized a gain of $86.0 million, consisting of the difference between the accreted value (in the case of the senior discount notes) or par value, as applicable, and the purchase price of the Notes, offset by the write-off of unamortized deferred financing costs of $3.3 million.

On June 25, 2008, RHDI exchanged $594.2 million ($585.7 million accreted value, as applicable) of RHD’s senior notes and senior discount notes (collectively referred to as the “RHD Notes”) for $412.9 million aggregate principal amount of RHDI’s newly issued 11.75% Senior Notes due May 15, 2015 (“RHDI Senior Notes”), referred to as “Debt Exchanges.” As a result of the Debt Exchanges, we reduced our outstanding debt by $172.8 million and recognized a gain of $161.3 million during the year ended December 31, 2008, consisting of the difference between the accreted value (in the case of the senior discount notes) or par value, as applicable, of the RHD Notes and the par value of the RHDI Senior Notes, offset by the write-off of unamortized deferred financing costs of $11.5 million.

On June 6, 2008 and in conjunction with the Debt Exchanges, we amended the RHDI credit facility in order to, among other things, permit the Debt Exchanges and provide additional covenant flexibility. In addition, as part of the amendment, RHDI modified pricing and extended the maturity date of $100.0 million of its revolving credit facility (the “RHDI Revolver”) to June 2011. The remaining $75.0 million of the RHDI Revolver will mature in December 2009.

On June 6, 2008, we refinanced the Dex Media West LLC (“Dex Media West”) credit facility. The new Dex Media West credit facility consists of a $130.0 million Term Loan A maturing in October 2013, a $950.0 million Term Loan B maturing in October 2014 and a $90.0 million revolving credit facility maturing in October 2013 (“Dex Media West Revolver”). In the event that more than $25.0 million of Dex Media West’s 9.875% Senior Subordinated Notes due 2013 (or any refinancing or replacement thereof) are outstanding, the Dex Media West Revolver, Term Loan A and Term Loan B will mature on the date that is three months prior to the final maturity of such notes. The new Dex Media West credit facility includes an up to $400.0 million uncommitted incremental facility (“Incremental Facility”) that may be incurred as additional revolving loans or additional term loans subject to obtaining commitments for such loans. The Incremental Facility is fully available if used to refinance the Dex Media West 8.5% Senior Notes due 2010, however is limited to $200.0 million if used for any other purpose. The proceeds from the new Dex Media West credit facility were used to refinance the former Dex Media West credit facility and pay related fees and expenses. During the year ended December 31, 2008, we recognized a charge of $2.2 million for the write-off of unamortized deferred financing costs associated with the refinancing of the former Dex Media West credit facility and portions of the amended RHDI credit facility, which have been accounted for as extinguishments of debt.

As a result of the amendment of the RHDI credit facility and the refinancing of the former Dex Media West credit facility on June 6, 2008, the existing interest rate swaps associated with these two debt arrangements having a notional amount of $1.6 billion at December 31, 2008 are no longer highly effective in offsetting changes in cash flows. Accordingly, cash flow hedge accounting treatment is no longer permitted. Interest expense for the year ended December 31, 2008 includes a non-cash charge of $21.0 million resulting from amounts charged to accumulated other comprehensive loss related to these interest rate swaps prior to June 6, 2008. Interest expense also includes a non-cash charge of $3.7 million resulting from the change in the fair value of these interest rate swaps between June 6, 2008 and December 31, 2008.

See Item 8, “Financial Statements and Supplementary Data” — Note 2, “Summary of Significant Accounting Policies — Interest Expense and Deferred Financing Costs,” “Summary of Significant Accounting Policies — Gain (Loss) on Debt Transactions, Net” and Note 5, “Long-Term Debt, Credit Facilities and Notes” for additional information.

Historical Overview

We are a leader in local search within the markets in which we do business. Our current business of providing local search solutions to consumers in our markets and marketing solutions to our advertisers through our Triple Play products and services has evolved over the years with the completion of several strategic acquisitions since 2003. The following represents a summary of each acquisition, as well as a description of how each acquisition has been used to support our position in the local search industry today.

On January 3, 2003, we completed the acquisition of the directory business (the “Embarq Directory Business”) of Sprint Nextel Corporation (“Sprint”) (formerly known as Sprint Corporation) by acquiring all of the outstanding capital stock of the various entities comprising Sprint Publishing and Advertising (collectively, the “Embarq Acquisition”) for $2.23 billion in cash. Prior to the Embarq Acquisition, we were one of the largest independent sales agents and pre-press vendors for yellow pages advertising in the United States.

On September 1, 2004, we completed the acquisition of the directory publishing business (“AT&T Directory Business”) of AT&T Inc. (formerly known as SBC Communications, Inc.) in Illinois and Northwest Indiana, including AT&T’s interest in The DonTech II Partnership (“DonTech”), a 50/50 general partnership between us and AT&T (collectively, the “AT&T Directory Acquisition”) for $1.41 billion in cash, after working capital adjustments and the settlement of a $30 million liquidation preference owed to us related to DonTech. As a result of the AT&T Directory Acquisition, we became the publisher of AT&T branded yellow pages in Illinois and Northwest Indiana.

The purpose of both the Embarq Acquisition and the AT&T Directory Acquisition was to transform RHD from one of the largest independent sales agents and pre-press vendors for yellow pages advertising in the United States into a leading publisher of yellow pages directories.

On January 31, 2006, we acquired Dex Media for an equity purchase price of $4.1 billion (the “Dex Media Merger”). Additionally, we assumed Dex Media’s outstanding indebtedness on January 31, 2006 with a fair market value of $5.5 billion, together with other costs for a total aggregate purchase price of $9.8 billion. Dex Media is the exclusive publisher of the “official” yellow pages and white pages directories for Qwest Communications International Inc. (“Qwest”) where Qwest was the primary local exchange carrier (“LEC”) in November 2002, the date of the original acquisition of the Dex directory business from Qwest. Dex Media is the indirect parent of Dex Media East LLC (“Dex Media East”) and Dex Media West. The purpose of the Dex Media Merger was to take a further step in the consolidation of RHD into a leading publisher of print and online yellow pages and other local online search directories and products.

On September 6, 2006, we acquired Local Launch, Inc. (“Local Launch”), a local search products, platform and fulfillment provider (the “Local Launch Acquisition”). The purpose of the Local Launch Acquisition was to support the expansion of our local search engine marketing and search engine optimization offerings and to provide new, innovative solutions to enhance our local search engine marketing and search engine optimization capabilities.

On August 23, 2007, we acquired Business.com, a leading business search engine and directory and performance based advertising network, for a disclosed purchase price of $345.0 million (the “Business.com Acquisition”). The purchase price determined in accordance with GAAP was $334.4 million and excludes certain items such as the value of unvested equity awards, which will be recorded as compensation expense over their vesting period. The purpose of the Business.com Acquisition was to expand our existing interactive portfolio by adding leading Internet advertising talent and technology, to strengthen RHD’s position in the expanding local commercial search market and to develop an online performance based advertising network. Business.com also provided us with the established business-to-business online properties of Business.com, Work.com and the Business.com Advertising Network.

The operating results from each acquisition have been included in our consolidated operating results commencing on the date each acquisition was completed. See Item 8, “Financial Statements and Supplementary Data” — Note 2, “Identifiable Intangible Assets and Goodwill” and Note 3, “Acquisitions,” for additional information regarding these acquisitions.

Segment Reporting

Management reviews and analyzes its business of providing local search solutions as one operating segment. See Item 8, “Financial Statements and Supplementary Data” — Note 13, “Business Segments” for additional information.

Business Overview

Our Triple Play products and services provide local search solutions to consumers through a variety of print and online media platforms and offer simple, cost effective marketing solutions to our advertisers that generate a large volume of ready-to-buy consumers for their local businesses.

Our Dex yellow pages print directories and online search site, dexknows.com, offer a strong return for advertisers by providing comprehensive local information to consumers, enabling them to efficiently search for and find products and services offered by local businesses. According to market research firms comScore and KN/SRI, print directories and Internet yellow pages generated 13.4 billion and 3.8 billion references, respectively, in the United States during 2007. These references result in a high conversion of advertising impressions to actual transactions for our advertisers. According to CRM Associates, print yellow pages and Internet yellow pages generate a median sales return on investment of approximately $58 and $46, respectively, for every dollar invested by an advertiser. These returns are significantly higher than those for other forms of local media, such as magazines, newspapers, radio and television. Unlike many other forms of local media that focus on creative advertising, one of the primary drivers of higher relative return on investment for our advertisers is our focus on directional advertising. We target consumers that are closer to making a purchase decision and thus are able to offer advertisers a more effective return on investment. Our advertising customers enjoy this demonstrated value as they receive a large volume of ready-to-buy consumers.

Consumers value our advertising products and services as they can access comprehensive, up-to-date information for what they want to buy.

The directional advertising we provide with our branded local search solutions is complemented by our strategic partnerships with some of the best known media companies, such as Google and Yahoo!, to promote businesses on the rest of the Internet via the Dex Search Network.

Products and Services

In every market that we serve, we offer the following local search solutions and other services to our advertisers in order to provide a one stop shop for marketing their business:

Marketing consultation

•	Assessment of marketing programs and advertisements;

•	Professional advertising design and copywriting; and

•	Recommendations for advertising placement.

Research and data

•	Industry-specific research and information;

•	Market-specific research and information; and

•	In-depth understanding of how consumers search for businesses and what influences them to buy from one versus another.

Distribution of advertiser business information where consumers search

•	Dex yellow pages;

•	Dex white pages;

•	dexknows.com;

•	Dex Search Network, which includes strategic partnerships with some of the best known online media companies, such as Google and Yahoo!;

•	1-800-CALLDEX; and

•	B2B Services of Business.com and Work.com.

Triple Play Overview

Our Triple Play products and services offer a mix of integrated print and online products that help businesses take full advantage of local search functionality. Our online product suite includes dexknows.com, a local online search website, and the Dex Search Network, which helps businesses promote themselves on other widely used search sites. These geographically-relevant and geographically-targeted options provide an integrated and easy-to-use solution that helps drive more highly relevant leads to our customers. Our Dex print products, which include yellow pages, white pages and Dex Plus directories, are handy and efficient sources of information for consumers. These print solutions feature a comprehensive list of businesses in our local markets, conveniently organized categorically, alphabetically, or functionally based on the advertising purchased.

Our local and national advertisers connect with consumers and businesses through our Dex-branded advertising platforms. Our online, voice, and mobile-friendly products allow users to select the geography of their search from national, regional, metro, and community areas. Our print products have a variety of coverage areas, scoped and designed to meet the advertising needs of local and national businesses and the informational needs of local consumers. Combined, this integrated product mix allows buyers to effectively select sellers in their relevant shopping area in whatever manner and timeframe is most convenient to them.

Print Products and Services

We publish both a white pages section and a yellow pages section in our print directory products. Whenever practicable, we combine the two sections into a single directory. In large markets where it is impractical to combine the two sections into one volume, separate stand-alone white and yellow pages print directories are normally published at about the same time. We are committed to environmental stewardship and offer a variety of recycling programs in many of the markets we serve. Consumers also have the ability to choose the print directories that they receive via the Select Your Dextm program.

Our directories are designed to meet the advertising needs of local and national businesses and the informational needs of local consumers. The diversity of advertising options available enables us to create customized advertising programs that are responsive to specific advertiser needs and financial resources. The yellow pages and white pages print directories are also efficient sources of information for consumers, featuring a comprehensive list of businesses in the local market that are conveniently organized under thousands of directory headings.

We have three primary types of printed directories: core directories, community directories and Plus companion directories. Core directories generally cover large population or regional areas, whereas community directories typically focus on a sub-section of the areas addressed by corresponding core directories. The Plus companion directory is a small format directory used in addition to the core and community directories. It is complementary to the core directory with replicated advertising from the core directory. Our print directory advertising products can be broken down into three basic categories: Yellow Pages, White Pages and Specialty/Awareness Products. Additionally, we offer Hispanic yellow pages in select markets, either on a standalone basis or as a separate section in the core or community directory.

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

Display advertising options — A display advertisement allows businesses to include a wide range of information, illustrations, photographs and logos. The cost of display advertisements depends on the size and type of the advertisement purchased and the market. Display advertisements are placed usually at the front of a classification (ahead of listings), and are ordered first by size and then by advertiser seniority. This process of ordering provides a strong incentive for advertisers to renew their advertising purchases from year to year and to increase the size of their advertisements to ensure that their advertisements continue to receive priority placement. Display advertisements range in size from a quarter column to as large as two pages, referred to as a “double truck” advertisement. Display advertisers are offered various levels of color including spot-four color, enhanced color, process photo and high-impact.

White Pages

State public utilities commissions require the LECs affiliated with us, Qwest, Embarq and AT&T, to produce white pages directories to serve their local service areas. Through the publishing agreements held by us separately with Qwest, Embarq and AT&T, the LECs have contracted with us to publish these directories for decades to come. Our publishing agreements with Qwest and Embarq each run through 2052 and our publishing agreement with AT&T runs through 2054. By virtue of these agreements, we provide a white pages listing to every residence and business in a given area that sets forth the name, address and phone number of each residence or business unless they have requested not to be listed.

Advertising options in white pages include bolding and highlighting for added visibility, extra lines for the inclusion of supplemental information and in-column and display advertisements. In certain cases, the relevant LEC can sell various forms of enhanced white pages listings into our directories.

Specialty/Awareness Products

In addition to these primary products, we offer “awareness products” that allow businesses to advertise in a variety of high-visibility locations on or inside a directory. Each directory has a limited inventory of awareness products, which provide additional value to advertisers and are priced at a premium to in-column and display advertisements. Awareness products include placement of our customers’ advertisements on the inside and outside of the front and back cover, on tabs within the directory, on the edges of the directory, on delivery bags and on card stock inserted in the directory and delivery bags.

Online Products and Services

dexknows.com

Our listing and advertisers’ content is also placed on the dexknows.com platform through basic text listings and searchable business profiles and through sales of several Internet products, including dexknows Enhanced Packs and dexknows Starter Packs. In many cases, print advertisers’ content is largely replicated to dexknows.com, which provides consumers a content rich online search experience.

We purchase information from other national databases to enhance in-region listings and supply out-of-region listings (although these out-of-region listings are not as comprehensive as our in-region information). dexknows.com includes approximately 11.5 million business listings and more than 190 million residential listings from across the United States. dexknows.com was the number one proprietary local search site based on local searches conducted within the Qwest 14-state region for the past 5 years, as measured by comScore, a market research firm.

Consumers can access information on dexknows.com from their computer or mobile phone. dexknows.com allows the user to search based on a category, business name or set of keyword terms within a geographic region. In addition, dexknows.com provides users with the ability to refine their searches using a navigable, flexible digital category structure that includes such things as specific product and brand names, hours of operation, payment options and locations.

In February 2009, we launched a new dexknows.com site and content management platform, which delivers dexknows advertisers messages to consumers through highly relevant local search results. The site is built on a contemporary architecture using Business.com technology that balances focus on consumer usability and advertiser utility. In addition, a newly developed content management tool empowers advertisers to directly manage their dexknows.com advertising content. The new dexknows site includes new features such as search results for metro, city and neighborhood, unique treatment for service-based businesses, a digital profile with ability to upload videos and a street view interactive map feature.

We have content agreements and distribution agreements with various search engines, portals and local community destination websites. These agreements provide us with access to important channels to enhance our distribution network on behalf of our advertisers. This enhanced distribution typically leads to increased usage among consumers and greater value and return on investment for our advertisers.

One such distribution agreement is with Yahoo!. Qwest region advertisers benefit from inclusion within the following Yahoo! Local and Yahoo! Yellow Pages advertising products:

•	Yahoo! Local Featured Listings — sponsored listings with guaranteed placement on the first or second results pages for broader exposure in a specific geography or category.

•	Yahoo! Local Enhanced Listings — sponsored listings that offer the ability to add a detailed description of their business, photos, a tagline and coupons to create greater online visibility for businesses and enhance their appearance within organic results.

•	Yahoo! Maps Business Listings — sponsored listings within the context of a map-based view.

•	Yahoo! Yellow Pages — dexknows.com advertisers are given a presence in the search results for Yahoo! Yellow Pages search.

We have also entered into a YellowPages.com (“YPC”) Reseller Agreement, which allows RHD to be the exclusive sales agent of YPC Internet yellow pages advertising in our Illinois and Northwest Indiana markets.

•	Basic Listings — RHD has the rights to distribute an unlimited number of advertisers to the YPC Internet yellow pages website.

•	Premium Listings — RHD has the rights to sell enhanced YPC advertising products, for example, guaranteed placement and/or inclusion on the YPC Internet yellow pages website, to our Illinois and Northwest Indiana advertisers.

Dex Search Network

The Dex Search Network is focused exclusively on the delivery of local advertisements across multiple local search directories and major search engines such as Google and Yahoo!. Products and services offered by the Dex Search Network provide new, innovative solutions to enhance our local Internet marketing capabilities.

The Dex Search Network provides a comprehensive approach to serving the Internet marketing needs of small and medium-sized entities (“SMEs”) through four major product and service elements:

•	Storefront Profile — constructs a simple but content rich presence on the web for the advertiser that is designed to rank well within the organic portion of search engine results pages.

•	Distribution — provides the advertiser’s information and business information to multiple local search platforms including Yahoo! Local, Google Local and Local.com.

•	Paid Search — develops, deploys and manages effective search marketing campaigns across major search platforms, such as Google and Yahoo!, on behalf of the advertiser.

•	Reporting — provides transparent, real-time results, such as click and call activity that occurs on the advertiser’s website or Storefront Profile.

Business.com

As a result of our acquisition of Business.com, we added to our existing interactive portfolio a growing and profitable business-to-business company, with online properties that include Business.com, Work.com and the Business.com Advertising Network. The Business.com Advertising Network serves advertising on non-proprietary websites such as Forbes.com and AllBusiness.com, and shares advertiser revenue with third-party sites for qualified clicks each time a visitor clicks on our advertisers’ listings. This network provides a way for media buyers of various types to coordinate advertising campaigns across various sites in an efficient manner. The Business.com and Work.com properties attract an audience of highly qualified and motivated business decision makers. Business.com increases the revenues from these properties through the use of its performance based advertising (“PBA”) platform.

Through Business.com, we use a PBA model, whereby advertisers effectively bid on a cost-per-click basis against other advertisers for priority placement within search results. The Business.com PBA platform enables this by providing for flexible advertising provisioning and bid management capabilities.

Business Cycle Overview

Our sales, marketing, operations and production teams work together to foster the efficiency and effectiveness of our end-to-end process from advertising purchase to product distribution or service fulfillment and billing. We work with vendor partners to publish and distribute our proprietary print and online products, including dexknows.com and Dex yellow pages print directories, while facilitating the fulfillment of Dex Search Network purchases on the sites of our online distribution partners.

Our print directories usually have a 12-month directory cycle period. A publication process generally takes 15 to 20 months from the beginning of the sales cycle to the end of a directory’s life and the sales stage closes approximately 70 days prior to publication. Consistent with our print directories, our online products and services usually have a 12-month billing cycle, although our new dexknows.com platform provides an opportunity for advertisers to update their advertising content online at any time before the next sales cycle.

Sales

Our local marketing consultant team is comprised of approximately 1,500 members.

We assign our customers among premise local marketing consultants and telephone local marketing consultants based on a careful assessment of a customer’s expected advertising expenditures. This practice allows us to deploy our local marketing consultants in an effective manner. Our local marketing consultants are assigned to local service areas. Management believes that our local marketing consultants facilitate the establishment of personal, long-term relationships with local print and online advertisers that are necessary to maintain a high rate of customer renewal.

Our local sales channel is divided into three sales sub-channels: premise sales, telephone sales and locally centralized sales.

Premise local marketing consultants — conduct sales meetings face to face at customers’ business locations and typically handle higher dollar and more complex accounts.

Telephone local marketing consultants — handle lower dollar value accounts and conduct sales over the phone.

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

Management believes that formal training is important to maintaining a highly productive sales force. Our local marketing consultants are formally trained on relationship selling skills. This process is a highly customer-centric consultative selling model that emphasizes diagnosis of needs before developing customized solutions. We believe this process increases effectiveness for retaining and growing existing customers along with the ability to acquire new customers and successfully sell multiple products. New marketing consultants receive extensive initial training including relationship selling skills, product portfolio, customer care and administration, standards and ethics. All sales managers have been trained also on new active management processes to provide daily management and coaching to the local marketing consultants on relationship selling skills, maximizing productivity, and managing leading indicators of the business. This relationship sales process, combined with the daily management activities, provides advertisers a level of high-quality service centered on their individual needs.

In addition to our locally based marketing consultants, we utilize a separate sales channel to serve our national advertisers. In 2008, national advertisers accounted for about 15% of our revenue. National advertisers are typically national or large regional chains such as rental car companies, insurance companies and pizza businesses that purchase advertisements in many yellow pages directories in multiple geographic regions. In order to sell to national advertisers, we contract with third party Certified Marketing Representatives (“CMR”). CMRs design and create advertisements for national companies and place those advertisements in relevant yellow pages directories nationwide. Some CMRs are departments of general advertising agencies, while others are specialized agencies that focus solely on directory advertising. The national advertiser pays the CMR, which then pays us after deducting its commission.

We accept orders from approximately 180 CMRs and employ approximately 30 associates to manage our selling efforts to national customers and our CMR relationships.

Marketing

The RHD marketing team works to enhance the quality, value and usability of our products for both consumers and advertisers. We believe that the most important thing we can do to promote the Dex brand is to continue to develop and produce products that are easy and effective for consumers to use, with advertising products that consistently produce a strong return on investment for our advertisers. Our marketing team supports all of our advertising platforms in an integrated fashion.

Our marketing process includes the functions of market management, product development and management, market research and analysis, pricing, advertising and public relations. The market management function is decentralized and coordinates with local sales management to develop market plans and products that address the needs of individual local markets. The other marketing functions are centralized and provide support to all markets as needed. RHD actively promotes its value through advertising campaigns that are targeted to both advertisers and consumers. Our advertising is managed by specific market and includes television, radio, internet, newspaper and outdoor advertising placements.

Publishing and Information Services

Pre-press publishing activities include sales canvass and assignment preparation, sales order processing, graphics and ad composition, contract processing, white and yellow pages processing, database management and pagination. We provide comprehensive tools and information to effectively conduct sales and marketing planning, sales management, sales compensation and customer service activities. Once an individual sales campaign is complete and final advertisements have been produced, white and yellow pages are paginated, proofed and prepared for printing. Most of these functions are accomplished through an Amdocs® (“Amdocs”) publishing system, which is considered to be the standard in our industry.

Printing and Distribution

Our directories are printed through our long-standing relationship with printing vendor R.R. Donnelley & Sons Company (“R.R. Donnelley”), as well as with Quebecor, Inc. (“Quebecor”). Although RHD and R. R. Donnelley share a common heritage, there is presently no common ownership or other business affiliation between us. In general, R.R. Donnelley prints all AT&T and Embarq directories and larger, higher-circulation Qwest directories, whereas Quebecor prints Qwest directories that are smaller and have a more limited circulation. Our agreements with R.R. Donnelley and Quebecor for the printing of all of our directories extend through 2014 and 2015, respectively.

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

Printing, paper and distribution costs represented approximately 10% of our net revenue for the year ended December 31, 2008.

Online Production and Distribution

Online products are provisioned on our proprietary Internet directory sites, dexknows.com, Business.com and Work.com, as well as distributed to third party Internet search engines and directories such as Google, Yahoo, YellowPages.com and our B2B pay-per-click advertising network comprised of over one hundred partners including Forbes, Financial Times and Hoovers. Delivery to end users is determined based on factors such as demographics, cost, quality, geography and marketing intent.

The provisioning of online directories and search engine marketing products is facilitated through a combination of internal technology as well as several outsourcing relationships. In 2008, the production of our consumer-oriented Internet advertising site, dexknows.com, was facilitated through various technology outsourcing relationships while our business-to-business sites, Business.com and Work.com, and the fulfillment of search engine marketing products, utilize our proprietary technology. In early 2009, the Company completed the migration of all of its principal consumer Internet directories onto internally-developed technology platforms and substantially all outsourcing contracts were terminated.

Digital product fulfillment and distribution costs represented approximately 4% of our net revenue for the year ended December 31, 2008.

Credit, Collections and Bad Debt Expense

Since most of our products and services have 12-month cycles and most advertising customers are billed over the course of that 12-month period, we effectively extend credit to our customers. Many of these customers are small and medium-sized businesses with default rates that usually exceed those of larger companies. Our policies toward the extension of credit and collection activities are market specific and designed to manage the expected level of bad debt while accommodating reasonable sales growth.

Local advertising customers spending above identified levels as determined appropriate by management for a particular market may be subject to a credit review that includes, among other criteria, evaluation of credit or payment history with us, third party credit scoring, credit checks with other vendors along with consideration of credit risks associated with particular headings. Where appropriate, advance payments (in whole or in part) and/or personal guarantees from business owners may be required. Beyond efforts to assess credit risk prior to extending credit to advertising customers, we employ well-developed collection strategies utilizing an integrated system of internal, external and automated means to engage customers concerning payment obligations. Typically, the Company does not renew contracts with customers who have accounts receivable balances with us in arrears.

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

During 2008, we experienced adverse bad debt trends attributable to economic challenges in our markets. Our bad debt expense represented approximately 5% of our net revenue for the year ended December 31, 2008, as compared to approximately 3% for the year ended December 31, 2007. We expect that these economic challenges will continue in our markets, and, as such, our bad debt experience and operating results will continue to be adversely impacted in the foreseeable future.

Competition

The local search industry in which we operate is highly competitive and fragmented. We compete with other print and online yellow pages directory publishers, as well as other types of media including television, newspaper, radio, direct mail, search engines, local search sites, advertising networks, and emerging technologies. Looking ahead, new content delivery technologies continue to evolve in the media environment. We regularly monitor developing trends and technologies to assess opportunities for enhancing our own capabilities through new product development, partnerships or acquisitions, and identify competitive threats where a specific response may be warranted.

In nearly all of our markets, we compete with one or more traditional print yellow pages directory publishers, including independent publishers such as Yellowbook, White Directory Publishing, Inc. and Phone Directories Company. In some markets, we compete with other incumbent publishers such as Idearc and AT&T. We compete with these publishers based on cost, quality, features, usage leadership and distribution.

Most major yellow pages directory publishers offer print and online directories as well as online search products. Virtually all independent publishers, including Yellowbook, a competitor in the majority of our markets, compete aggressively and use pricing and discounting as a primary competitive tool to try to increase their market share. Due to the recent economic environment and trends in our industry and an increase in competition and more fragmentation in the local business search space, we have experienced a significant decline in advertising sales during 2008 and we currently expect this trend to continue throughout 2009. We believe these same trends are also impacting our competitors.

Online competition has intensified as technologies have improved and broadband penetration has increased, offering a diverse set of advertising alternatives for small businesses. We consider our primary online competition to be the major search engines, such as Google, Yahoo!, MSN and others, in addition to the online directory properties of the largest yellow pages directory publishers, such as Superpages.com, provided by Idearc, and YellowPages.com, provided by AT&T. These companies operate on a national scale, competing for consumer and business users across our entire region and actively soliciting advertisers in many of our markets. We may not be able to compete effectively with these other companies, some of which may have greater resources than we do, for advertising sales or acquisitions in the future. Our Internet strategy and our business may be adversely affected if major search engines build local sales forces or otherwise begin to more effectively reach small local businesses for local commercial search services.

Our integrated Triple Play product and service offerings, as well as our enhanced distribution arrangements, have involved, and will likely continue to involve, cooperating with other local media companies with whom we also compete, particularly with respect to online local search. As a result, particularly as usage continues to migrate from print to online, we bear some risk that such cooperation arrangements may presently or come to constitute a significant component of the aggregate distribution of their advertising message that we offer to certain of our advertisers. Some of these local media companies with whom we cooperate and compete have greater financial resources than we do. Should our relationships with such companies be discontinued for any reason, it may be detrimental to our advertisers and thereby may result in lower rates of renewal of our contractual relationships with our advertisers. Our reliance on these cooperation arrangements may also provide an unintended competitive advantage to some of our competitors by (a) promoting the products and services of those competitors and (b) establishing, building and reinforcing an indirect relationship between our advertisers and those competitors, which could facilitate those competitors entering into direct relationships with our advertisers without our involvement. Material loss of advertisers would have a material adverse effect on our business, financial condition and results of operations.

Raw Materials

Our principal raw material is paper and we use only recycled material. It is one of our largest cost items, representing approximately 4% of our net revenue for the year ended December 31, 2008. Paper used is supplied by five paper companies: CellMark Paper, Inc. (“CellMark”), Kruger, Inc. (“Kruger”), AbitibiBowater, Inc. (“Abitibi”), Nippon Paper Industries USA, Co., Ltd. (“Nippon”) and Catalyst Paper (USA) Inc. (“Catalyst”). Our agreements with CellMark, Kruger, Nippon and Catalyst expire on December 31, 2009. Our agreement with Abitibi expired on December 31, 2008 and was not re-negotiated. The paper formerly supplied by Abitibi will now be supplied by Catalyst. Furthermore, we purchase paper used for the covers of our directories from Tembec Paper Group, which we refer to as Temboard. Under our agreement with Temboard, they are obligated to provide 100% of our annual cover stock and tip-on stock at pre-negotiated prices for each basis weight. This agreement expires on December 31, 2009.

Intellectual Property

We own and control confidential information as well as a number of trade secrets, trademarks, service marks, trade names, copyrights and other intellectual property rights that, in the aggregate, are of material importance to our business. We believe that “R.H. Donnelley,” “Dex,” “Business.com,” “Work.com,” “dexknows.com” and “Dex Search Marketing” and related names, marks and logos are, in the aggregate, material to our business. We are licensed to use certain technology and other intellectual property rights owned and controlled by others, and, similarly, other companies are licensed to use certain technology and other intellectual property rights owned and controlled by us.

We recently filed a U.S. Utility Patent Application (Serial No. 12/249,780) for: A System and Method for Data Warehousing and Analytics on a Distributed File System. This technology enables users to query and analyze large-scale log files, critical to understanding and improving site experience, without the cost and complexity of maintaining large relational database management system clusters. This technology, offered under the name Cloudbasetm, was released as a free open-source application on October 24, 2008. We recently launched the Dex Search Network, a new distribution platform that delivers the local web to SMEs in a predictable and budgeted manner.

We are the exclusive official directory publisher of listings and classified advertisements for Qwest (and its successors) telephone customers in the geographic areas in the states Dex Media East and Dex Media West operate our directory business (“Qwest States”) and in which Qwest provided local telephone service as of November 8, 2002 (subject to limited extensions). We also have the exclusive right to use certain Qwest branding on directories in these markets. In addition, Qwest assigned and/or licensed to us certain intellectual property used in the Qwest directory business prior to November 8, 2002. These rights generally expire in 2052.

We have an exclusive license to produce, publish and distribute directories for Embarq (and its successors) in the markets where Sprint provided local telephone service as of September 21, 2002 (subject to limited extensions), as well as the exclusive license to use Embarq’s name and logo on directories in those markets. These rights generally expire in 2052.

We have an exclusive license to provide yellow pages directory services for AT&T (and its successors) and to produce, publish and distribute white pages directories on behalf of AT&T in Illinois and Northwest Indiana, as well as the exclusive right to use the AT&T brand and logo on print directories in those markets. These rights generally expire in 2054.

The acquisition of Business.com provided us with a business-to-business online property supplemented with the Work.com expert- and user-generated content site. We have begun integration of certain elements of Business.com’s technology with dexknows.com to:

•	improve the consumer experience on dexknows.com;

•	implement PBA on dexknows.com; and

•	implement an advertising network for dexknows.com.

We currently anticipate that leveraging Business.com’s existing technology platform has allowed us to accelerate our time to market for these three areas by 12 to 15 months.

Under license agreements for subscriber listings and directory delivery lists, each of Qwest, Embarq and AT&T have granted to us a non-exclusive, non-transferable restricted license of listing and delivery information for persons and businesses that order and/or receive local exchange telephone services in the relevant service areas at the prices set forth in the respective agreements. Generally, we may use the listing information solely for publishing directories (in any format) and the delivery information solely for delivering directories, although in the case of Qwest, we may also resell the information to third parties solely for direct marketing activities, database marketing, telemarketing, market analysis purposes and internal marketing purposes, and use it ourselves in direct marketing activities undertaken on behalf of third parties. The term of these license agreements is generally consistent with the term of the respective publishing agreements described above.

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

Employees

As of March 1, 2009, we have approximately 3,800 employees of which approximately 1,200 are represented by labor unions covered by two collective bargaining agreements with Dex Media in the Qwest States. We consider relations with our employees to be good. The unionized employees are represented by either the International Brotherhood of Electrical Workers of America (“IBEW”), which represents approximately 400 of the unionized workforce, or the Communication Workers of America (“CWA”), which represents approximately 800 of the unionized workforce. Dex Media’s collective bargaining agreement with the IBEW expires in May 2009 and Dex Media’s collective bargaining agreement with the CWA expires in October 2009. We intend to engage in good faith bargaining and, as such, the results of those negotiations cannot yet be determined. We consider our relations with our employees and our relationships with both unions to be good.

Executive Officers of the Registrant

The following table sets forth information concerning the individuals who serve as executive officers of the Company as of March 1, 2009.

Name	Age	Position(s)

David C. Swanson	54	Chairman of the Board and Chief Executive Officer
George F. Bednarz	55	Executive Vice President — Enterprise Sales and Operations
Steven M. Blondy	49	Executive Vice President and Chief Financial Officer
Sean W. Greene	38	Senior Vice President, Corporate Strategy and Business Development
Tyler D. Gronbach	40	Senior Vice President of Corporate Communications and Administration
Mark W. Hianik	48	Senior Vice President, General Counsel and Corporate Secretary
Margaret LeBeau	50	Senior Vice President and Chief Marketing Officer
Gretchen Zech	39	Senior Vice President — Human Resources
Jenny L. Apker	51	Vice President and Treasurer
Robert J. Bush	43	Vice President — Interim Controller and Interim Chief Accounting Officer

The executive officers serve at the pleasure of the Board of Directors. We have been advised that there are no family relationships among any of the officers listed, and there is no arrangement or understanding among any of them and any other persons pursuant to which they were appointed as an officer. The following descriptions of the business experience of our executive officers include the principal positions held by them since March 2004.

David C. Swanson has served as Chief Executive Officer since May 2002. Mr. Swanson had served as Chairman of the Board from December 2002 through January 2006 and was re-elected as Chairman of the Board in May 2006.

George F. Bednarz has served as Executive Vice President — Enterprise Sales and Operations since June 2008. Prior to that, Mr. Bednarz served as Senior Vice President — Operations since January 2008. Prior to that, Mr. Bednarz served as Senior Vice President — RHD Interactive since January 2007. Prior to that, Mr. Bednarz served as Senior Vice President — Integration, Corporate Planning, Administration and

Communications since January 2006. Prior to that, Mr. Bednarz served as Vice President — Corporate Planning and Information Technology since October 2004. Prior to that, Mr. Bednarz served as Vice President, Publishing, Information Technology and Corporate Planning.

Steven M. Blondy has served as Executive Vice President and Chief Financial Officer since January 2006. Prior to that, Mr. Blondy served as Senior Vice President and Chief Financial Officer.

Sean W. Greene has served as Senior Vice President, Corporate Strategy and Business Development since October 2008. Prior to that, Mr. Greene served as Vice President & General Manager of Dex Search Marketing since December 2007. Prior to that, Mr. Greene served as Vice President of Interactive Strategy, Product Management and Business Development from September 2006 to December 2007. Prior to that, Mr. Greene served as Assistant Vice President of Competitive Strategy and Business Development.

Tyler D. Gronbach has served as Senior Vice President of Corporate Communications and Administration since January 2007. Prior to that, Mr. Gronbach served as Vice President of Corporate Communications since October 2005. Prior to joining the Company, Mr. Gronbach served as Vice President of Corporate Communications with Qwest Communications International Inc.

Mark W. Hianik has served as Senior Vice President, General Counsel and Corporate Secretary since April 2008. Prior to joining the Company, Mr. Hianik served as Vice President and Assistant General Counsel for Tribune Company, a diversified media company.

Margaret LeBeau has served as Senior Vice President and Chief Marketing Officer since January 2006. Prior to the Dex Media Merger, Ms. LeBeau served as Senior Vice President of Marketing for Dex Media.

Gretchen Zech has served as Senior Vice President — Human Resources since June 2006. Prior to joining the Company, Ms. Zech served as Group Vice President — Human Resources at Gartner, Inc., a technology research and consulting firm.

Jenny L. Apker has served as Vice President and Treasurer since May 2003.

Robert J. Bush has served as Vice President — Interim Controller and Interim Chief Accounting Officer since November 2008. Prior to that, Mr. Bush served as Vice President — Special Projects from April 2008 to November 2008. Prior to that, Mr. Bush served as Senior Vice President, General Counsel and Corporate Secretary from January 2006 to April 2008. Prior to that, Mr. Bush served as Vice President, General Counsel and Corporate Secretary.

ITEM 1A.	RISK FACTORS

Forward-Looking Information

Certain statements contained in this Annual Report on Form 10-K regarding R.H. Donnelley’s future operating results, performance, business plans or prospects and any other statements not constituting historical fact are “forward-looking statements” subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. Where possible, words such as “believe,” “expect,” “anticipate,” “should,” “will,” “would,” “planned,” “estimated,” “potential,” “goal,” “outlook,” “may,” “predicts,” “could,” or the negative of those words and other comparable expressions, are used to identify such forward-looking statements. All forward-looking statements reflect only our current beliefs and assumptions with respect to our future results, business plans and prospects, based on information currently available to us and are subject to significant risks and uncertainties. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity or performance. In evaluating forward-looking statements included in this annual report, you should specifically consider various factors, including the risks and uncertainties discussed below. These factors may cause our actual results to differ materially from those expressed in, or implied by, our forward-looking statements. All forward-looking statements attributable to us or a person speaking on our behalf are expressly qualified in their entirety by this cautionary statement. These forward-looking statements are made as of the date of this annual report and, except as required under the federal securities laws and the rules and regulations of the SEC, we assume no obligation to update or revise them or to provide reasons why actual results may differ.

Risks, trends, uncertainties and contingencies that could negatively impact our future operating results, performance, business plans or prospects include:

Risks Related to Our Financial Condition and Capital Structure

1) Our ability to meet substantial debt service obligations

We have a substantial amount of debt and significant debt service obligations due in large part to the financings related to the Dex Media Merger, the Embarq Acquisition, the AT&T Directory Acquisition and the Business.com Acquisition. As of December 31, 2008, we had total outstanding debt of $9.6 billion (including fair value adjustments of $86.2 million required by GAAP as a result of the Dex Media Merger) and had $362.2 million available under the revolving portion of various credit facilities of our subsidiaries. On February 13, 2009, the Company borrowed the unused portions under the RHDI Revolver, Dex Media East Revolver and Dex Media West Revolver totaling $174.0 million, $97.0 million and $90.0 million, respectively. The Company made the borrowings under the various revolving credit facilities to preserve its financial flexibility in light of the continuing uncertainty in the global credit markets.

As a result of our significant amount of debt and debt service obligations, we face increased risks regarding, among other things, the following:

•	our ability to obtain additional financing on satisfactory terms or at all to fund working capital requirements, capital expenditures, acquisitions, investments, debt service requirements, stock and debt repurchases, dividends and other general corporate requirements is limited;

•	our ability to borrow additional funds or refinance existing indebtedness may be limited;

•	we are more vulnerable to general economic downturns, competition and industry conditions, which could place us at a competitive disadvantage compared to our competitors that may be less leveraged;

•	we face increased exposure to rising interest rates as a portion of our debt is at variable interest rates;

•	we have reduced availability of cash flow to fund working capital requirements, capital expenditures, acquisitions or other strategic initiatives, investments and other general corporate requirements because a substantial portion of our cash flow is needed to service our debt obligations;

•	we have limited flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

•	the agreements governing our debt substantially limit our ability to access the cash flow and value of our subsidiaries and, therefore, to make payments on our notes and the notes of our subsidiaries; and

•	we could be subject to increased market and industry speculation as to our financial condition and the effect of our debt level and debt service obligations on our operations, which speculation could be disruptive to our relationships with customers, suppliers, employees, creditors and other third parties.

Item 8, “Financial Statements and Supplemental Data” — Note 1, “Business and Presentation” contains a statement indicating that certain events could impact our ability to continue as a going concern. The assessment of our ability to continue as a going concern was made by management considering, among other factors: (i) the significant amount of maturing debt obligations commencing on March 31, 2010 and continuing thereafter; (ii) the current global credit and liquidity crisis; (iii) the significant negative impact on our operating results and cash flows from the overall downturn in the global economy and an increase in competition and more fragmentation in the local business search space; (iv) that certain of our credit ratings have been recently downgraded; and (v) that our common stock ceased trading on the New York Stock Exchange (“NYSE”) on December 31, 2008 and is now traded over-the-counter on the Pink Sheets. This is further reflected by our goodwill impairment charges of $3.1 billion and intangible asset impairment charges of $746.2 million recorded for the year ended December 31, 2008. Management has also considered our projected inability to comply with certain covenants under our debt agreements over the next 12 months. These circumstances and events have increased the risk that we will be unable to continue to satisfy all of our debt obligations when they are required to be performed, and, in management’s view, raise substantial doubt as to whether the Company will be able to continue as a going concern for a reasonable period of time.

Based on current financial projections, we expect to be able to continue to generate cash flow from operations in amounts sufficient to satisfy our interest and principal payment obligations through February 2010. However, such estimates also indicate that our cash flows from operations will not be sufficient to satisfy maturing debt obligations commencing on March 31, 2010 and continuing thereafter. As a result, our ability to satisfy our debt repayment obligations in 2010 and thereafter will depend in large part on our success in:

•	refinancing certain of these obligations through other issuances of debt or equity securities;

•	amending or restructuring some of the terms, maturities and principal amounts of these obligations; or

•	effecting other transactions or agreements with holders of such obligations.

Given the ongoing global credit and liquidity crisis, we cannot provide assurance that we will be able to initiate any of these actions, that these actions will be successful and permit us to meet our scheduled debt service obligations or that these actions will be permitted under the terms of our existing or future debt agreements. Should we be unsuccessful in these efforts, we would potentially incur payment and/or other defaults on certain of our debt obligations, which, if not waived by our respective lenders, could lead to the acceleration of all or most of our debt obligations.

2) Restrictive covenants under our debt agreements

The indentures governing our existing notes and the notes of our subsidiaries and the agreements governing our subsidiaries’ credit facilities contain usual and customary representations and warranties as well as affirmative and negative covenants. These covenants could adversely affect us by limiting our ability to obtain funds from our subsidiaries, to plan for or react to market conditions or to otherwise meet our capital needs. These covenants, among other things, restrict our ability and the ability of our subsidiaries to:

•	incur additional debt;

•	pay dividends on, redeem or repurchase capital stock and debt obligations, which in the case of our restricted subsidiaries, could adversely affect the ability of RHD to satisfy its obligations under its notes and to adequately funds its operations;

•	make certain investments;

•	enter into certain types of transactions with affiliates;

•	expand into unrelated businesses;

•	create liens;

•	sell certain assets or merge with or into other companies; and

•	designate subsidiaries as unrestricted subsidiaries.

Our credit facilities and the indentures governing the notes also contain financial covenants relating to, among other items, maximum consolidated leverage, minimum interest coverage and maximum senior secured leverage, as defined therein. Under the indentures, these financial covenants are generally incurrence tests, meaning that they are measured only at the time of certain proposed restricted activities, with failure of the test simply precluding that proposed activity. In contrast, under the credit facilities, these covenants are generally maintenance tests, meaning that they are measured each quarter, with failure to meet the test constituting an event of default under the respective credit agreement. Our ability to maintain compliance with these financial covenants during 2009 is dependent on various factors, certain of which are outside of our control. Such factors include our ability to generate sufficient revenues and cash flows from operations, our ability to achieve reductions in our outstanding indebtedness, changes in interest rates and the impact on earnings, investments and liabilities.

Based on our current forecast, and absent a modification or waiver, management projects we could exceed a leverage limit determined under the debt incurrence test of the R.H. Donnelley Corporation (“RHDC”) indentures commencing as early as the end of the first quarter of 2009. Exceeding this leverage limit would not be an event of default, however RHDC would contractually be prohibited from engaging in any of the following activities:

•	paying dividends and repurchasing capital stock; and

•	entering into mergers, joint ventures, consolidations, acquisitions, asset dispositions and sale-leaseback transactions.

Based on our current forecast, and absent a modification or waiver, management projects certain of RHDC’s subsidiaries will exceed leverage limits determined under the debt incurrence test of their indentures as early as the fourth quarter of 2009. The most material impact of the prohibited activities would be the restriction of paying dividends to RHDC. The restrictions on the subsidiaries’ ability to pay dividends to RHDC could result in RHDC being unable to satisfy its debt obligations. Based upon our current forecast, we project that RHDC will be able to satisfy its cash debt obligations through the fourth quarter of 2009. However, based on our current forecast, and absent a modification or waiver, the minimum interest coverage and total leverage covenants of the Dex Media West credit facility will not be satisfied when measured as of the fourth quarter of 2009 and the first quarter of 2010, respectively. As noted below, this may cause a cross default at RHDC in the fourth quarter of 2009.

Substantially all of RHDI’s and its subsidiaries’ assets, including the capital stock of RHDI and its subsidiaries, are pledged to secure the obligations under the RHDI credit facility. In addition, the Company is a guarantor of the obligations of RHDI under the RHDI credit facility. Substantially all of the assets of Dex Media East and Dex Media West and their subsidiaries, including their equity interests, are pledged to secure the obligations under their respective credit facilities. The failure to comply with the financial covenants contained in the credit facilities would result in one or more events of default, which, if not cured or waived, could require the applicable borrower to repay the borrowings thereunder before their scheduled due dates. If we are unable to make such repayments or otherwise refinance these borrowings, the lenders under the credit facilities could pursue the various default remedies set forth in the credit facility agreements, including executing on the collateral securing the credit facilities. In addition, events of default under the credit facilities may trigger events of default under the indentures governing our and our subsidiaries’ notes.

An event of default by RHDC would create a default by RHDI, and, conversely, an event of default by RHDI would create a default by RHDC. An event of default by Dex Media would also create a default by RHDC, which, as previously stated, would create a default by RHDI. In addition, an event of default by Dex Media East or Dex Media West would create a default by Dex Media. Furthermore, certain actions by Dex Media would create a default by Dex Media East and Dex Media West under their respective credit agreements. An event of default by RHDC would not create an event of default by Dex Media, Dex Media East or Dex Media West.

3) Ongoing global credit and liquidity crisis and general economic factors.

As a result of the ongoing credit and liquidity crisis in the United States and throughout the global financial system, substantial volatility in world capital markets and the banking industry has occurred. This volatility and other events have had a significant negative impact on financial markets, as well as the overall economy. From an operational perspective, we have been experiencing lower advertising sales from reduced consumer confidence and reduced advertising spending in our markets, as well as increased bad debt expense. From a financing perspective we rely on a number of financial institutions and the credit and financial markets to meet our financial commitments and short-term liquidity needs if internal funds are not available, and to execute transactions. Continuing instability or disruptions of these markets could prohibit or make it more difficult for us to access new capital, significantly increase the cost of capital or limit our ability to refinance existing indebtedness on satisfactory terms or at all.

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

Further, due to the global economic instability, our pension plan’s investment portfolio has incurred significant volatility and a decline in fair market value during 2008. However, because the values of our pension plan’s individual investments have and will fluctuate in response to changing market conditions, the amount of gains or losses that will be recognized in subsequent periods and the impact on the funded status of the pension plan and future minimum required cash contributions, if any, cannot be determined at this time.

4) Variable rate indebtedness subjects us to interest rate risk

At December 31, 2008, $3.5 billion, or approximately 36%, of our outstanding indebtedness bore interest at variable rates. An increase in interest rates could cause our debt service obligations to increase significantly. The Company has entered into fixed interest rate swap agreements to manage fluctuations in cash flows resulting from changes in interest rates on variable rate debt. As a result of the amendment of the RHDI credit facility and the refinancing of the former Dex Media West credit facility on June 6, 2008, the existing interest rate swaps associated with these two debt arrangements having a notional amount of $1.6 billion at December 31, 2008 are no longer highly effective in offsetting changes in cash flows. Accordingly, cash flow hedge accounting treatment is no longer permitted. Interest expense for the year ended December 31, 2008 includes a non-cash charge of $21.0 million resulting from amounts charged to accumulated other comprehensive loss related to these interest rate swaps prior to June 6, 2008. Interest expense also includes a non-cash charge of $3.7 million resulting from the change in the fair value of these interest rate swaps between June 6, 2008 and December 31, 2008. Although we may enter into additional interest rate swaps involving the exchange of floating rate for fixed rate interest payments in order to reduce interest rate volatility, we cannot provide assurances that we will be able to do so, that such swaps will be effective or that interest expense will not include non-cash charges related to ineffectiveness.

5) Our recent suspension of trading on the New York Stock Exchange may result in adverse consequences

On December 31, 2008, the New York Stock Exchange (“NYSE”) notified the Company that trading in our common stock would be suspended because the Company did not maintain a market capitalization of at least $25 million over a consecutive 30-trading day period as required by the NYSE’s continued listing standards. As a result of the suspension of the NYSE listing, our common stock began trading over-the-counter on the Pink Sheets beginning on January 2, 2009.

This action reduced the liquidity and market price of our common stock. It has also reduced the number of investors willing to hold or acquire our common stock as well as the volume of our common stock held by certain investors.

Risks Related to Our Business

1) Competition

The local search industry in which we operate is highly competitive and fragmented. We compete with other print and online yellow pages directory publishers, as well as other types of media including television, newspaper, radio, direct mail, search engines, local search sites, advertising networks, and emerging technologies. Looking ahead, new content delivery technologies continue to evolve the media environment. We regularly monitor developing trends and technologies to assess opportunities for enhancing our own capabilities through new product development, partnerships or acquisitions, and identify competitive threats where a specific response may be warranted.

In nearly all of our markets, we compete with one or more traditional print yellow pages directory publishers, including independent publishers such as Yellowbook, White Directory Publishing, Inc., and Phone Directories Company, and in some markets, we compete with other incumbent publishers such as Idearc and AT&T. We compete with these publishers based on cost per reference, quality, features, usage leadership and distribution.

Most major yellow pages directory publishers offer print and online directories as well as online search products. Virtually all independent publishers, including Yellowbook, a competitor in the majority of our markets, compete aggressively and use pricing and discounting as a primary competitive tool to try to increase their market share. Our competitors’ approaches to pricing and discounting may affect our pricing strategies and our future revenues. Due to the recent economic environment and trends in our industry, we have experienced a significant decline in advertising sales during 2008 and we currently expect this trend to continue throughout 2009.

Some of the incumbent publishers with which we compete are larger than we are and have greater financial resources than we have. Though we have limited market overlap with incumbent publishers relative to the size of our overall footprint, we may not be able to compete effectively with these publishers for advertising sales in these limited markets. In addition, independent publishers may commit more resources to certain markets than we are able to commit, thus limiting our ability to compete effectively with these publishers in these areas for advertising sales.

In addition, the market position of telephone utilities, including those with which we have relationships, may be adversely impacted by the Telecommunications Act of 1996, referred to as the Telecommunications Act, which effectively opened local telephone markets to increased competition. In addition, Federal Communication Commission rules regarding local number portability, advances in communications technology (such as wireless devices and voice over Internet protocol) and demographic factors (such as potential shifts in younger generations away from wire line telephone communications towards wireless or other communications technologies) may further erode the market position of telephone utilities, including Qwest, Embarq and AT&T. As a result, it is possible that Qwest, Embarq and AT&T, or their successors, will not remain the primary local telephone service provider in their local service areas. If Qwest, Embarq or AT&T, or their successors, were no longer the primary local telephone service provider in any particular local service area, our license to be the exclusive publisher in that market and to use the LEC brand name on our directories in that market may not be as valuable as we presently anticipate, and we may not be able to realize some of the existing benefits under our commercial arrangements with Qwest, Embarq or AT&T.

Online competition has intensified as technologies have improved and broadband penetration has increased, offering a diverse set of advertising alternatives for small businesses. We consider our primary online competition to be the major search engines, such as Google, Yahoo!, MSN and others, in addition to the online directory properties of the largest yellow pages directory publishers, such as Superpages.com, provided by Idearc, and YellowPages.com, provided by AT&T. These companies operate on a national scale, compete for consumer and business users across our entire region and actively solicit advertisers in many of our markets. We may not be able to compete effectively with these other companies, some of which may have greater resources than we do, for advertising sales or acquisitions in the future. Our Internet strategy and our business may be adversely affected if major search engines build local sales forces or otherwise begin to more effectively reach small local businesses for local commercial search services.

Our integrated Triple Play product and service offerings, as well as our enhanced distribution arrangements, have involved, and will likely continue to involve, cooperating with other local media companies with whom we also compete, particularly with respect to online local search. As a result, particularly as usage continues to migrate from print to online, we bear some risk that such cooperation arrangements may presently or come to constitute a significant component of the aggregate distribution of their advertising message that we offer to certain of our advertisers. Some of these local media companies with whom we cooperate and compete have greater financial resources than we do. Should our relationships with such companies be discontinued for any reason, it may be detrimental to our advertisers and thereby may result in lower rates of renewal of our contractual relationships with our advertisers. Our reliance on these cooperation arrangements may also provide an unintended competitive advantage to some of our competitors by (a) promoting the products and services of those competitors and (b) establishing, building and reinforcing an indirect relationship between our advertisers and those competitors, which could facilitate those competitors entering into direct relationships with our advertisers without our involvement. Material loss of advertisers would have a material adverse effect on our business, financial condition and results of operations.

2) The termination or modification of one or more material Internet search engine, local search or portal agreements

Our ability to provide Internet marketing solutions to our advertisers is dependent upon relationships with major Internet search companies. Loss of key relationships or changes in the level of service provided by these search companies could impact performance of our Internet marketing solutions. Many of these Internet search companies are larger than we are and have greater financial resources than we have. We may not be able to compete effectively with these companies for advertising sales or acquisitions in the future. In addition, Internet marketing services are provided by many other competitors within the markets we serve and our advertisers could choose to work with other, sometimes larger providers of these services, or with search engines directly.

3) Usage of proprietary and partner search solutions.

Overall references to print yellow pages directories in the United States have gradually declined from 15.1 billion in 2003 to 13.4 billion in 2007 according to KN/SRI. We believe this decline was primarily a result of increased usage of Internet-based directory products, particularly in business-to-business and retail categories, as well as the proliferation of very large retail stores for which consumers and businesses may not reference the yellow pages. We believe this decline was also a result of demographic shifts among consumers, particularly the increase of households in which English was not the primary language spoken. During 2008, references to print yellow pages directories in the United States continued to decline, which in addition to the factors noted above, was also attributable to the overall downturn in the United States economy and the resulting negative impact it has had on advertiser spending. We believe that over the next several years, references to print yellow pages directories will continue to decline as users increasingly turn to digital and interactive media delivery devices for local commercial search information. Recently, the usage of Internet-based directory products has increased rapidly. These trends have, in part, resulted in organic advertising sales declining in recent years, and we expect these trends to continue in 2009.

Any decline in usage could:

•	impair our ability to maintain or increase our advertising prices;

•	cause businesses that purchase advertising in our yellow pages directories to reduce or discontinue those purchases; and

•	discourage businesses that do not presently purchase advertising in our yellow pages directories from doing so in the future.

Although we believe that any decline in the usage of our printed directories will be offset in part by an increase in usage of our Internet-based directories and distribution partnerships, we cannot assure you that such usage will result in additional revenue or profits. Any of the factors that may contribute to a decline in usage of our print directories, or a combination of them, could impair our revenues and have a material adverse effect on our business.

The directory advertising industry is subject to changes arising from developments in technology, including information distribution methods and users’ technological preferences. The use of the Internet and wireless devices by consumers as a means to transact commerce may result in new technologies being developed and services being provided that could compete with our products and services. National search companies such as Google and Yahoo! are focusing and placing a high priority on local commercial search initiatives. As a result of these factors, our growth and future financial performance may depend on our ability to develop and market new products and services, to negotiate satisfactory strategic arrangements with these national search companies and utilize new distribution channels, while enhancing existing products, services and distribution channels, to incorporate the latest technological advances and accommodate changing user preferences, including the use of the Internet and wireless devices. We may not be able to provide services over the Internet successfully or compete successfully with other Internet-based directory and local search services. In addition, if we fail to anticipate or respond adequately to changes in technology and user preferences or are unable to finance the capital expenditures necessary to respond to such changes, our results of operations or financial condition could be materially adversely affected.

4) Recognition of impairment charges for our intangible assets or goodwill

At December 31, 2008 and subsequent to impairment charges associated with our intangible assets in the fourth quarter of 2008 noted below, the net carrying value of our intangible assets totaled approximately $10.0 billion. As a result of the impairment charges during the first and second quarters of 2008 noted below, we have no recorded goodwill at December 31, 2008. Our intangible assets and other long-lived assets are subject to impairment testing in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-lived Assets. We review the carrying value of our intangible assets and other long-lived assets for impairment whenever events or circumstances indicate that their carrying amount may not be recoverable. Significant negative industry or economic trends, including the market price of our common stock or the fair market value of our debt, disruptions to our business, unexpected significant changes or planned changes in the use of the intangible assets and other long-lived assets, and mergers and acquisitions could result in an impairment charge for any of our intangible assets or other long-lived assets.

As a result of the decline in the trading value of our debt and equity securities during the first and second quarters of 2008 and continuing negative industry and economic trends that directly affected our business, we performed impairment tests as of March 31, 2008 and June 30, 2008 of our goodwill, definite-lived intangible assets and other long-lived assets in accordance with SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”) and SFAS No. 144, respectively. We used certain estimates and assumptions in our impairment evaluations, including, but not limited to, projected future cash flows, revenue growth and customer attrition levels. As a result of this testing, we recorded non-cash charges of $2.5 billion and $660.2 million associated with goodwill impairment in the first and second quarters of 2008, respectively, for a total impairment charge of $3.1 billion during the year ended December 31, 2008. As a result of this impairment charge, we have no recorded goodwill at December 31, 2008. No goodwill impairment losses were recorded in 2007.

Given the ongoing global credit and liquidity crisis and the significant negative impact on financial markets, the overall economy and the continued decline in our advertising sales and other operating results and downward revisions to our forecasted results, the recent downgrade of certain of our credit ratings, the continued decline in the trading value of our debt and equity securities and the recent suspension of trading of our common stock on the NYSE, we performed impairment tests of our definite-lived intangible assets and other long-lived assets in accordance with SFAS No. 144 as of December 31, 2008. As a result of these tests, the Company recognized a non-cash impairment charge of $744.0 million during the fourth quarter of 2008 associated with the local and national customer relationships acquired in the Dex Media Merger, AT&T Directory Acquisition and Embarq Acquisition. In addition, in connection with the launch of the next version of our proprietary online search site, dexknows.com, the tradenames and technology acquired in the Local Launch Acquisition will be discontinued, which resulted in a non-cash impairment charge of $2.2 million during the fourth quarter of 2008. Total impairment charges related to our intangible assets, excluding goodwill, were $746.2 million during the year ended December 31, 2008.

During the year ended December 31, 2007, we recorded an intangible asset impairment charge of $20.0 million associated with the tradenames acquired in the Embarq Acquisition. This impairment charge resulted from a change in our branding strategy to utilize a new Dex market brand for all of our print and online products across our entire footprint and discontinued use of the tradenames acquired in the Embarq Acquisition. This impairment charge was determined using the relief from royalty valuation method. Other than this impairment charge, no impairment losses were recorded related to our definite-lived intangible assets and other long-lived assets during the year ended December 31, 2007.

These impairment charges had no impact on current or future operating cash flow, compliance with debt covenants or tax attributes. See Item 8, “Financial Statements and Supplementary Data” — Note 2, “Summary of Significant Accounting Policies — Identifiable Intangible Assets and Goodwill” for additional information regarding our intangible assets and goodwill and the impairment charges recorded during the year ended December 31, 2008.

As a result of the impairment tests of our definite-lived intangible assets and other long-lived assets as of December 31, 2008, we have reduced the remaining useful lives of certain of our intangible assets, the impact of which will be recognized on a prospective basis. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Estimates” for additional information regarding the reduction of useful lives of certain of our intangible assets.

If industry and economic conditions in our markets continue to deteriorate and if the trading value of our debt and equity securities decline further, we will be required to once again assess the recoverability and useful lives of our long-lived assets and other intangible assets, which could result in additional impairment charges, a reduction of remaining useful lives and acceleration of amortization expense. Any additional impairment charge related to our intangible assets or other long-lived assets could have a significant effect on our financial position and results of operations in the periods recognized.

5) Information technology modernization effort and related IT matters

During 2008, we completed the process of upgrading and modernizing our legacy Amdocs process management infrastructure to an integrated Web-based, fully scalable set of business applications. While we expect this modernization effort to permit us to advance our digital local commercial search and integrated media strategy by more effectively and efficiently capturing and organizing our local market content, such effort is complicated and dependent upon certain integration and implementation activities. During the post implementation effort, we may experience a disruption to our business, or experience customer claims at a rate higher than historical levels which, in turn, could have a material adverse effect on our business, results of operations or financial condition.

In addition, we may incur additional capital expenditures in connection with the post implementation effort, which could be relatively higher than our historical levels of capital expenditures, and which represent funds that would otherwise have been available to repay debt or for other strategic or general corporate purposes.

Most of our business activities rely to a significant degree on the efficient and uninterrupted operation of our computer and communications systems and those of third parties. Any failure of current or, in the future, new systems could impair our collection, processing or storage of data and the day-to-day management of our business. This could have a material adverse effect on our business, financial condition and results of operations. Our computer and communications systems are vulnerable to damage or interruption from a variety of sources and our disaster recovery systems may be deemed ineffective. Despite precautions taken by us, a natural disaster or other unanticipated problems that lead to the corruption or loss of data at our facilities could have a material adverse effect on our business, financial condition and results of operations.

6) Impact of bankruptcy proceedings against Qwest, Embarq or AT&T during the term of the respective commercial arrangements

Qwest is currently highly leveraged and has a significant amount of debt service obligations over the near term and thereafter. In addition, Qwest has faced and may continue to face significant liquidity issues as well as issues relating to its compliance with certain covenants contained in the agreements governing its indebtedness. Based on Qwest’s public filings and announcements, Qwest has taken measures to improve its near-term liquidity and covenant compliance. However, Qwest still has a substantial amount of indebtedness outstanding and substantial debt service requirements. Consequently, it may be unable to meet its debt service obligations without obtaining additional financing or improving operating cash flow. Embarq is a relatively new public company with a significant amount of debt that could suffer some of these same liquidity and debt service issues. In October 2008, Embarq entered into an agreement to be acquired by CenturyTel, Inc. (“CenturyTel”), a leading provider of communications, high-speed Internet and entertainment services. It is expected that the proposed acquisition, which is subject to regulatory and other closing conditions and is not scheduled to close until the second quarter of 2009, would strengthen Embarq’s overall financial condition. While AT&T is presently a stronger company financially than either Qwest or Embarq, it is possible that, due to the long term nature of our agreements with them, they could suffer similar financial issues during the term of our agreements with them.

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

If one or more of these agreements were rejected, the applicable agreement might not be specifically enforceable, in which case we would have only an unsecured claim for damages against Qwest, Embarq or AT&T, as the case may be, for the breach of contract resulting from the rejection. If the applicable directory services license or publishing agreement were rejected, we would, among other things, no longer be entitled to be the exclusive official publisher of telephone directories in the affected markets. We could lose our right to use the applicable telephone company’s name and logo or the value to us of using their name and logo could decline. We could also lose our right to enforce the provisions of the applicable agreements under which we have the right to license trademarks of successor local exchange carriers in our local markets. If the applicable non-competition agreement were rejected and specific enforcement were not available, Qwest, Embarq or AT&T, as the case may be, would, among other things, no longer be precluded from publishing print telephone directories or selling certain advertising in the affected markets. The loss of any rights under any of these arrangements with Qwest, Embarq or AT&T may have a material adverse effect on our financial condition or results of operations.

7) The inability to enforce any of our key agreements with Sprint, Embarq, AT&T or Qwest

In connection with our acquisitions, we entered into non-competition agreements with each of Sprint, Embarq and AT&T, and in connection with the Dex Media Merger, we assumed a non-competition agreement from Qwest. The Qwest non-competition agreement prohibits Qwest from selling directory products consisting principally of listings and classified advertisements for subscribers in the geographic areas in the Qwest States in which Qwest provided local telephone service as of November 8, 2002 that are directed primarily at customers in those geographic areas. The Sprint non-competition agreement prohibits Sprint from selling local directory advertising or producing, publishing and distributing print directories, with certain limited exceptions, in the markets where Sprint provided local telephone service at the time of the Embarq Acquisition. This non-compete agreement survived Sprint’s spin-off of the Embarq business. The Embarq non-competition agreement prohibits Embarq from selling local directory advertising or producing, publishing and distributing print directories, with certain limited exceptions, in the markets where Sprint provided local telephone service at the time of the Embarq Acquisition. The AT&T non-competition agreement prohibits AT&T from producing, publishing and distributing print directories in Illinois and Northwest Indiana, from selling local or national directory advertising in such directories and from selling local Internet yellow pages advertising for certain Internet yellow pages directories (or from licensing certain AT&T marks to a third party for that purpose), subject to limited exceptions.

However, a covenant not to compete is generally only enforceable:

•	to the extent it is necessary to protect a legitimate business interest of the party seeking enforcement;

•	if it does not unreasonably restrain the party against whom enforcement is sought; and

•	if it is not contrary to the public interest.

Enforceability of a non-competition covenant is determined by a court based on all of the facts and circumstances of the specific case at the time enforcement is sought. For this reason, it is not possible for us to predict whether, or to what extent, a court would enforce either the Qwest, Sprint, Embarq or AT&T covenants not to compete against us during the term of the respective non-competition agreement. If a court were to determine that the non-competition agreement is unenforceable, Qwest, Sprint, Embarq or AT&T, as the case may be, could compete directly against us in the previously restricted markets. Our inability to enforce the non-competition agreements with Qwest, Sprint, Embarq or AT&T could have a material adverse effect on our financial condition or results of operations.

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

The proposed acquisition of Embarq by CenturyTel may require us to enter into new agreements with CenturyTel, which would replace the existing agreements with Embarq on substantially the same terms and conditions.

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

Our directory services license agreement with Embarq generally provides that Embarq will reimburse us for material increases in our costs relating to our complying with Embarq’s directory publishing obligations in our Embarq markets. The proposed acquisition of Embarq by CenturyTel may require us to enter into new directory publishing agreements with CenturyTel, which would replace the existing directory publishing agreements with Embarq.

As the local search directories industry develops, specific laws relating to the provision of Internet services and the use of Internet and Internet-related applications may become relevant. Regulation of the Internet and Internet-related services is itself still developing both formally by, for instance, statutory regulation, and also less formally by, for instance, industry self regulation. If our regulatory environment becomes more restrictive, including by increased Internet regulation, our profitability could decrease.

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

In addition, new laws and regulations (including, for example, limiting distribution of print directories), new interpretations of existing laws and regulations, increased governmental enforcement or other developments could require us to make additional unforeseen expenditures or could lead to us suffering declines in revenues. For example, “opt out” and “opt in” legislation has been proposed in certain states where we operate that would either (i) allow consumers to opt out of the delivery of print yellow pages or (ii) prevent us from delivery until consumers who preferred delivery of print yellow pages affirmatively elected to receive the print directory. Although to date, this proposed legislation has not been signed into law in any of the states where we operate, we cannot assure you that similar legislation will not be passed in the future. If such legislation were to become effective, it could have a material adverse effect on the usage of our products and, ultimately, our revenues. If different forms of this type of legislation are adopted in multiple jurisdictions, it could also materially increase our operating costs in order to comply. We are adopting voluntary measures to permit consumers to share with us their preferences with respect to the delivery of our various print and digital products. If a large number of consumers advise us that they do not desire delivery of our products, the usage of our products and, ultimately our revenues, could materially decline, which may have an adverse effect on our financial condition and results of operations.

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

9) Reliance on, and extension of credit to, small and medium-sized businesses

Approximately 85% of our directory advertising revenue is derived from SMEs. In the ordinary course of our yellow pages publishing business, we extend credit to these advertisers for advertising purchases. SMEs, however, tend to have fewer financial resources and higher failure rates than large businesses, especially during a downturn in the general economy. The proliferation of very large retail stores may continue to harm SMEs. We believe these limitations are significant contributing factors to having advertisers in any given year not renew their advertising in the following year. If advertisers fail to pay within specified credit terms, we may cancel their advertising in future directories, which could further impact our ability to collect past due amounts as well as adversely impact our advertising sales and revenue trends. In addition, full or partial collection of delinquent accounts can take an extended period of time. Consequently, we could be adversely affected by our dependence on and our extension of credit to SMEs.

As a result of the ongoing global credit and liquidity crisis and the significant negative impact on financial markets, as well as the overall economy and the continued decline in our operating results, which has negatively impacted SMEs, as well as larger businesses, we have experienced an increase in our bad debt expense. For the years ended December 31, 2008 and 2007, our bad debt expense represented approximately 5% and 3%, respectively, of our net revenue. We expect that these economic challenges will continue in our markets, and, as such, our bad debt experience will continue to be adversely impacted in the foreseeable future.

10) Dependence on third-party providers of printing, distribution, delivery and IT services

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

Our directories are printed through our long-standing relationship with printing vendor R.R. Donnelley, as well as with Quebecor. In general, R.R. Donnelley prints all AT&T and Embarq directories and larger, higher-circulation Qwest directories, whereas Quebecor prints Qwest directories that are smaller and have a more limited circulation. Our agreements with R. R. Donnelley and Quebecor for the printing of all of our directories extend through 2014 and 2015, respectively.

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

If we were to lose the services of Amdocs’ contractors, we would be required either to hire sufficient staff to perform these IT development and support services in-house or to find an alternative service provider. In the event we were required to perform any of the services that we currently outsource, it is possible that we would not be able to perform them on a cost-effective basis. There are a limited number of alternative third-party service providers, if any.

11) Fluctuations in the price and availability of paper

Our principal raw material is paper and we use only recycled material. It is one of our largest cost items, representing approximately 4% of our net revenue for the year ended December 31, 2008. Paper used is supplied by five paper companies: CellMark, Kruger, Abitibi, Nippon and Catalyst. Our agreements with CellMark, Kruger, Nippon and Catalyst expire on December 31, 2009. Our agreement with Abitibi expired on December 31, 2008 and was not re-negotiated. The paper formerly supplied by Abitibi will now be supplied by Catalyst. Furthermore, we purchase paper used for the covers of our directories from Tembec Paper Group, which we refer to as Temboard. Under our agreement with Temboard, they are obligated to provide 100% of our annual cover stock and tip-on stock at pre-negotiated prices for each basis weight. This agreement expires on December 31, 2009. If we are unable to enter into new agreements with our paper, cover stock and tip-on stock suppliers on satisfactory terms or at all, there could be a material adverse effect on our businesses, financial condition and results of operations.

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

Although we believe that our respective relationships with these CMRs have been mutually beneficial, if some or all of the CMRs with which we have established relationships were unable or unwilling to do business with us on acceptable terms or at all, such inability or unwillingness could have a material adverse effect on our business. In addition, any decline in the performance of CMRs with which we do business could harm our ability to generate revenue from our national accounts and could materially adversely affect our business. We also act as a CMR directly placing certain national advertising in competition with these CMRs. It is possible that our status as a competitor of CMRs could adversely impact our relationships with CMRs or expose us to possible legal claims from CMRs. In light of the overall downturn in the economy, we may be adversely impacted by credit risk with CMRs from which we accept orders and credit risk that CMR’s face with their customers. While historically we have not been adversely impacted by this credit risk, we cannot assure you that this credit risk will not have a significant impact on our financial condition or results of operations in the future.

13) Work stoppages or increased unionization among our workforce

Approximately 1,200 of our Dex Media employees are represented by labor unions covered by two collective bargaining agreements with Dex Media. In addition, some of our key suppliers’ employees are represented by unions. Dex Media’s collective bargaining agreement with the IBEW, which covers approximately 400 of Dex Media’s unionized workforce, expires in May 2009, and Dex Media’s collective bargaining agreement with the CWA, which covers approximately 800 of Dex Media’s unionized workforce, expires in October 2009. We intend to engage in good faith bargaining and, as such, the results of those negotiations cannot yet be determined. If our unionized workers, or those of our key suppliers, were to engage in a strike, work stoppage or other slowdown in the future, our business could experience a significant disruption of operations and an increase in operating costs, which could have a material adverse effect on our business. We cannot assure you that the collective bargaining agreements with IBEW and CWA will be renewed in 2009 on satisfactory terms or at all or that a strike or other work stoppage may not ensue prior to these renegotiations. In addition, proposed federal legislation — the Employee Free Choice Act — would significantly relax existing union organizing laws thereby increasing the risk that a greater portion of our workforce could become unionized in the near future. Although to date this proposed legislation has not been signed into law, we cannot assure you that it will not be passed in some form in the future. If a greater percentage of our workforce becomes unionized, this could have a material adverse effect on our business.

14) Turnover among our sales force or key management

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

15) The loss of important intellectual property rights

Some trademarks such as the “Qwest,” “Embarq,” “AT&T,” “Dex,” “dexknows,” “R.H. Donnelley,” “Business.com,” “Work.com,” “Triple Play,” “dexknows.com,” “Dex Search Network,” “DexNet” and “Dex Search Marketing” brand names and other intellectual property rights are important to our business. We rely upon a combination of copyright and trademark laws as well as contractual arrangements, including licensing agreements, particularly with respect to Qwest, Embarq and AT&T markets, to establish and protect our intellectual property rights. We are required from time to time to bring lawsuits against third parties to protect our intellectual property rights. Similarly, from time to time, we are party to proceedings whereby third parties challenge our rights. We cannot be sure that any lawsuits or other actions brought by us will be successful or that we will not be found to infringe the intellectual property rights of third parties. As the Internet grows, it may prove more onerous to protect our trade names, including dexknows.com, DexOnline.com and Business.com, from domain name infringement or to prevent others from using Internet domain names that associate their business with ours. Although we are not aware of any material infringements of any trademark rights that are significant to our business, any lawsuits, regardless of their outcome, could result in substantial costs and diversion of resources and could have a material adverse effect on our business, financial condition or results of operations. Furthermore, the loss of important intellectual property rights could have a material adverse effect upon our business, financial condition and results of operations.

16) Legal Proceedings

From time to time, we are parties to litigation and regulatory and other proceedings with governmental authorities and administrative agencies. Adverse outcomes in lawsuits or investigations could result in significant monetary damages or injunctive relief that could adversely affect our operating results or financial condition as well as our ability to conduct our businesses as they are presently being conducted.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

The following table details the location and general character of the material properties used by R.H. Donnelley to conduct its business:

Property Location	Approximate Square Footage	Purpose	Lease Expiration

Lone Tree, CO(1)(3)	143,000	Sales and Administration	2019
Englewood, CO(1)(4)	137,000	Sales and Operations	2018
Cary, NC	122,000	Corporate Headquarters	2015
Omaha, NE(1)	103,000	Sales and Operations	2010
Chicago, IL(2)	100,000	Sales and Operations	2012
Phoenix, AZ(1)	58,000	Sales and Operations	2017
Morrisville, NC(2)	55,000	Pre-Press Publishing	2011
Maple Grove, MN(1)	53,000	Sales and Operations	2017
Overland Park, KS(2)	52,000	Sales and Operations	2009
Bellevue, WA(1)	44,000	Sales and Operations	2018
Beaverton, OR(1)	40,000	Sales and Operations	2016
Bristol, TN(2)	25,000	Graphics Operations	Owned
Murray, UT(1)	25,000	Sales and Operations	2009
Fort Myers, FL(2)	21,000	Sales and Operations	2016
Tinley Park, IL(2)	21,000	Sales and Operations	2017
Dunmore, PA(2)	20,000	Graphics Operations	2009
Lombard, IL(2)	20,000	Sales and Operations	2010

(1)	Represents facilities utilized by Dex Media, Inc., our direct wholly-owned subsidiary, and its direct and indirect subsidiaries, to conduct their operations.

(2)	Represents facilities utilized by R.H. Donnelley Inc., our direct wholly-owned subsidiary, and its direct subsidiaries, to conduct their operations.

(3)	This lease became effective upon the expiration of our existing lease in Englewood, CO in October 2008.

(4)	This lease became effective upon the expiration of our existing lease in Aurora, CO in November 2008.

We also lease space for additional operations, administrative and sales offices.

We believe that our current facilities are adequate for our current and future operations.

ITEM 3.	LEGAL PROCEEDINGS

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

Based on our review of the latest information available, we believe our ultimate liability in connection with pending or threatened legal proceedings will not have a material effect on our results of operations, cash flows or financial position. No material amounts have been accrued in our consolidated financial statements with respect to any of such matters.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the quarter ended December 31, 2008.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for Registrant’s Common Equity and Related Stockholder Matters

On December 31, 2008, the New York Stock Exchange (“NYSE”) notified the Company that trading in our common stock would be suspended because the Company did not maintain a market capitalization of at least $25 million over a consecutive 30-trading day period as required by the NYSE’s continued listing standards. As a result of the suspension of the NYSE listing, our common stock began trading over-the-counter on the Pink Sheets under the symbol “RHDC” beginning on January 2, 2009. Prior to such time, the Company’s common stock traded on the NYSE under the symbol “RHD.” The table below indicates the high and low sales price of the Company’s common stock for each quarter of the last two years.

	2008		2007
	High	Low	High	Low

1st Quarter	$36.92	$4.27	$76.21	$61.91
2nd Quarter	$8.59	$2.66	$84.49	$70.67
3rd Quarter	$4.12	$1.40	$78.10	$55.34
4th Quarter	$2.16	$0.18	$64.63	$33.70

On March 1, 2009, there were approximately 2,275 holders of record of the Company’s common stock. On March 1, 2009, the closing market price of the Company’s common stock was $0.17.

In November 2007, the Company’s Board of Directors authorized a $100.0 million stock repurchase plan (“Repurchase Plan”). This authorization permitted the Company to purchase its shares of common stock in the open market pursuant to Rule 10b-18 of the Securities Exchange Act of 1934 or through block trades or otherwise over the following twelve months, based on market conditions and other factors, which purchases may be made or suspended at any time. In accordance with the Repurchase Plan, we repurchased 2.5 million shares of RHD common stock at a cost of $95.7 million during December 2007, of which $6.1 million was funded in January 2008. No shares of RHD common stock were repurchased during the year ended December 31, 2008 and the Repurchase Plan is now expired.

We did not pay any common stock dividends during the years ended December 31, 2008 and 2007.

Our various debt instruments contain financial restrictions that place limitations on our ability to pay dividends in the future. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” for additional information regarding these instruments and agreements and relevant limitations thereunder.

Equity Compensation Plan Information

The following table sets forth securities outstanding under existing equity compensation plans, as well as securities remaining available for future issuance under those plans, in each case as of December 31, 2008.

Equity Compensation Plan Information

			(c)
			Number of
			Securities
	(a)		Remaining Available
	Number of		for Future Issuance
	Securities to Be	(b)	Under Equity
	Issued Upon	Weighted-Average	Compensation Plans
	Exercise of	Exercise Price of	(Excluding
	Outstanding	Outstanding	Securities
	Options, Warrants	Options, Warrants	Reflected in Column
Plan Category	and Rights	and Rights	(a))

Equity compensation plans approved by security holders(1) :
2005 Plan	3,995,891	$12.22	2,720,706
2001 Plan	562,804	32.84
Equity compensation plans not approved by security holders:
1991 Key Employees’ Stock Option Plan(2)	8,652	22.31
1998 Directors’ Stock Plan(3)	10,650	17.93
2001 Partner Share Plan(4)	4,235	26.45
Equity compensation plans acquired:
Dex Media, Inc. Incentive Award Plans(5)	203,944	41.18	465,016
Business.com Incentive Award Plans(6)	145,085	8.30	93,843

Total	4,931,261	$15.70	3,279,565

(1)	This reflects securities covered by our 2005 Stock Award and Incentive Plan (“2005 Plan”) and our 2001 Stock Award and Incentive Plan (“2001 Plan”). The 2005 Plan and the 2001 Plan were adopted and approved by our shareholders at our 2005 and 2001 annual meeting of stockholders, respectively. The 2005 Plan replaced the 2001 Plan and all shares available for grant under the 2001 Plan became available for grant under the 2005 Plan upon its approval by stockholders; provided, however, all shares and options then outstanding remained subject to the terms and conditions of the 2001 Plan. In March 2008, the Company’s Board of Directors approved, subject to shareholder approval, which was obtained in May 2008, a program under which our current employees, including executive officers, were permitted to surrender certain then outstanding stock options and stock appreciation rights (“SARs”), with exercise prices substantially above the then current market price of our common stock, in exchange for fewer SARs, with new vesting requirements and an exercise price equal to the market value of our common stock on the grant date (the “Exchange Program”). Information presented above for the 2005 Plan includes the impact of the Exchange Program.

(2)	This reflects outstanding options under our 1991 Key Employees’ Stock Option Plan (“1991 Plan”). The 1991 plan was originally a Dun & Bradstreet Corporation (“D&B”) plan that was assumed at the time of our spin-off from D&B. The 2001 Plan replaced the 1991 Plan and all shares available for grant under the 1991 Plan became available for grant under the 2001 Plan upon its approval by stockholders; provided, however, all options then outstanding remained subject to the terms and conditions of the 1991 Plan.

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

(4)	This reflects options still outstanding under our 2001 Partner Share Plan (“2001 PS Plan”), which was a broad-based plan covering lower level employees whose grants were made prior to shareholder approval of the 2001 Plan. The 2001 PS Plan authorized 124,750 shares for grant at its inception and only 4,235 shares remain outstanding. The 2001 Plan replaced the 2001 PS Plan and all shares available for grant under the 2001 PS Plan became available for grant under the 2001 Plan upon its approval by stockholders; provided, however, all shares and options then outstanding remained subject to the terms and conditions of the 2001 PS Plan.

(5)	This reflects equity awards still outstanding under the acquired Dex Media, Inc. Incentive Award Plans, which were previously adopted and approved by the shareholders of Dex Media. At January 31, 2006, equity awards outstanding under the existing Dex Media, Inc. Incentive Award Plans totaled 4.0 million and had a weighted average exercise price of $5.48. As a result of the Dex Media Merger, all outstanding Dex Media equity awards were converted to RHD equity awards on February 1, 2006. Upon conversion to RHD equity awards, the number of securities to be issued upon exercise of outstanding awards totaled 1.7 million shares of RHD and had a weighted average exercise price of $12.73 per share. The Company also acquired the securities remaining available for future issuance under the provisions of the Dex Media, Inc. Incentive Award Plans under the same conversion ratio. While these plans were approved by the stockholders of Dex Media prior to the Dex Media Merger, they have not been approved by our stockholders.

(6)	This reflects equity awards still outstanding under the acquired Business.com Incentive Award Plans. At August 23, 2007, equity awards outstanding under the existing Business.com Incentive Award Plans totaled 4.2 million and had a weighted average exercise price of $0.47. As a result of the Business.com Acquisition, all outstanding Business.com equity awards were converted to RHD equity awards on August 23, 2007. Upon conversion to RHD equity awards, the number of securities to be issued upon exercise of outstanding awards totaled 0.2 million shares of RHD and had a weighted average exercise price of $10.00 per share. The Company also acquired the securities remaining available for future issuance under the provisions of the Business.com Incentive Award Plans under the same conversion ratio. While these plans were approved by the stockholders of Business.com prior to the Business.com Acquisition, they have not been approved by our stockholders.

Issuer Purchases of Equity Securities

There were no share repurchases made by the Company during the fiscal year ended December 31, 2008.

ITEM 6.	SELECTED FINANCIAL DATA

Reclassifications

During the year ended December 31, 2007, we recorded a net loss on debt transactions of $26.3 million, which was included in interest expense on the consolidated statements of operations in our 2007 Annual Report on Form 10-K (“2007 10-K”). In order to conform to the current period’s presentation, this net loss has been reclassified to gain (loss) on debt transactions, net on the consolidated statements of operations. See Item 8, “Financial Statements and Supplementary Data” — Note 2, “Summary of Significant Accounting Policies - Gain (Loss) on Debt Transactions, Net” and Note 5, “Long-Term Debt, Credit Facilities and Notes” for additional information.

During the year ended December 31, 2007, we recorded an intangible asset impairment charge of $20.0 million, which was included in depreciation and amortization on the consolidated statements of operations in our 2007 10-K. In order to conform to the current period’s presentation, this amount has been reclassified to impairment charges on the consolidated statements of operations. See Item 8, “Financial Statements and Supplementary Data” — Note 2, “Summary of Significant Accounting Policies — Identifiable Intangible Assets and Goodwill” for additional information.

The following selected financial data are derived from our audited consolidated financial statements. The information set forth below should be read in conjunction with the audited consolidated financial statements and related notes in Item 8, with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 and our “Risk Factors” in Item 1A.

	Years Ended December 31,
	2008	2007(3)	2006(4)	2005(5)	2004(5)(6)
	(In thousands, except share and per share data)

Statements of Operations Data
Net revenue	$2,616,811	$2,680,299	$1,899,297	$956,631	$603,116
Impairment charges(1)	(3,870,409)	(20,000)	—	—	—
Partnership income	—	—	—	—	77,967
Operating income (loss)	(3,005,717)	904,966	442,826	375,241	291,748
Gain (loss) on debt transactions, net(2)	265,166	(26,321)	—	—	—
Net income (loss)	(2,298,327)	46,859	(237,704)	67,533	70,312
Preferred dividend	—	—	1,974	11,708	21,791
(Gain) loss on repurchase of Preferred Stock(8)	—	—	(31,195)	133,681	—
Accretion of Preferred Stock to redemption value(8)	—	—	—	211,020	—

Income (loss) available to common shareholders	$(2,298,327)	$46,859	$(208,483)	$(288,876)	$48,521

Earnings (Loss) Per Share
Basic	$(33.41)	$0.66	$(3.14)	$(9.10)	$1.19
Diluted	$(33.41)	$0.65	$(3.14)	$(9.10)	$1.15
Shares Used in Computing Earnings (Loss) Per Share
Basic	68,793	70,932	66,448	31,731	31,268
Diluted	68,793	71,963	66,448	31,731	32,616
Balance Sheet Data(7)
Total assets	$11,880,709	$16,089,093	$16,147,468	$3,873,918	$3,978,922
Long-term debt, including current maturities	9,622,256	10,175,649	10,403,152	3,078,849	3,127,342
Preferred Stock(8)	—	—	—	334,149	216,111
Shareholders’ equity (deficit)	(493,375)	1,822,736	1,820,756	(291,415)	17,985

(1)	As a result of the decline in the trading value of our debt and equity securities and the decline in our operating results, we recognized non-cash goodwill impairment charges of $2.5 billion and $660.2 million during the first and second quarters of 2008, respectively, together totaling $3.1 billion for the year ended December 31, 2008. As a result of these impairment charges, we have no recorded goodwill at December 31, 2008.

The Company recognized a non-cash impairment charge of $744.0 million during the fourth quarter of 2008 associated with the local and national customer relationships acquired in the Dex Media Merger, AT&T Directory Acquisition and Embarq Acquisition. In addition, as a result of the Company’s decision to discontinue the use of tradenames and technology acquired in the Local Launch Acquisition, we recognized a non-cash impairment charge of $2.2 million during the fourth quarter of 2008. Total impairment charges related to our intangible assets, excluding goodwill, were $746.2 million during the year ended December 31, 2008.

During the year ended December 31, 2008, we retired certain computer software fixed assets, which resulted in an impairment charge of $0.4 million.

During the year ended December 31, 2007, we recorded an intangible asset impairment charge of $20.0 million associated with the tradenames acquired in the Embarq Acquisition. This impairment charge resulted from a change in our branding strategy to utilize a new Dex market brand for all of our print and online products across our entire footprint and discontinued use of the tradenames acquired in the Embarq Acquisition.

See Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Impairment Charges” for further discussion.

(2)	As a result of the financing activities noted in Item 1 “Business — Significant Financing Developments,” we reduced our outstanding debt by $410.0 million and recorded a gain of $265.2 million during the year ended December 31, 2008.

During the year ended December 31, 2007, we recorded a loss on debt transactions of $26.3 million resulting from tender and redemption premium payments of $71.7 million and the write-off of unamortized deferred financing costs of $16.8 million associated with the refinancing transactions conducted during the fourth quarter of 2007, offset by the accelerated amortization of the fair value adjustment directly attributable to the redemption of Dex Media East’s outstanding 9.875% senior notes and 12.125% senior subordinated notes on November 26, 2007 of $62.2 million, which has been accounted for as an extinguishment of debt. See Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further discussion.

(3)	Financial data for the year ended December 31, 2007 includes the results of Business.com commencing August 23, 2007.

(4)	Financial data for the year ended December 31, 2006 includes the results of Dex Media commencing February 1, 2006. Net revenue, operating income, net loss and loss available to common shareholders reflect purchase accounting adjustments that precluded the recognition of revenue and certain expenses associated with directories published by Dex Media prior to and in the month of the Dex Media Merger. See Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further discussion of these items.

(5)	Financial data includes the results of the AT&T Directory Business commencing September 1, 2004. For the years ended December 31, 2005 and 2004, net revenue, operating income, net income and income (loss) available to common shareholders reflect purchase accounting adjustments that precluded the recognition of revenue and certain expenses associated with directories published by the acquired AT&T Directory Business prior to and in the month of the acquisition. In 2004 until the AT&T Directory Acquisition, we earned revenue from pre-press publishing and other ancillary services related to the AT&T Directory Business and we reported partnership income from our investment in DonTech. As a result of the AT&T Directory Acquisition, AT&T ceased paying us revenue participation income, we began consolidating all net profits from DonTech and our DonTech partnership investment was eliminated. Consequently, partnership income was no longer reported commencing September 1, 2004 and accordingly, the previously reported DonTech operating segment was no longer applicable.

(6)	Financial data for the year ended December 31, 2004 includes the results of the Embarq Directory Business commencing January 3, 2003. Net revenue, operating income, net income and income available to common shareholders reflect purchase accounting adjustments that precluded the recognition of revenue and certain expenses associated with directories published by the acquired Embarq Directory Business prior to and in the month of the acquisition.

(7)	In connection with the acquisitions noted above, we incurred a significant amount of debt. Therefore, our debt balances during these periods were higher than in prior periods.

(8)	On January 14, 2005, we repurchased 100,303 shares of our outstanding Preferred Stock from the The Goldman Sachs Group, Inc. (the “GS Funds”) for $277.2 million in cash. In connection with the Preferred Stock repurchase, we recorded an increase to loss available to common shareholders on the consolidated statement of operations of $133.7 million to reflect the loss on the repurchase of these shares for the year ended December 31, 2005. On January 27, 2006, we completed the GS Repurchase whereby we repurchased the remaining 100,301 shares of our outstanding Preferred Stock from the GS Funds for $336.1 million in cash, including accrued cash dividends and interest. Based on the terms of the stock purchase agreement, the GS Repurchase became a probable event on October 3, 2005, requiring the recorded value of the Preferred Stock to be accreted to its redemption value of $334.1 million at December 31, 2005 and $336.1 million at January 27, 2006. The accretion to redemption value of $211.0 million and $2.0 million (which represented accrued dividends and interest) for the years ended December 31, 2005 and 2006, respectively, has been recorded as an increase to loss available to common shareholders on the consolidated statements of operations. In conjunction with the GS Repurchase, we also reversed the previously recorded beneficial conversion feature (“BCF”) related to these shares and recorded a decrease to loss available to common shareholders on the consolidated statement of operations of approximately $31.2 million for the year ended December 31, 2006.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Item should be read in conjunction with the audited consolidated financial statements and notes thereto that are included in Item 8. Unless otherwise indicated, the terms “Company,” “Donnelley,” “RHD,” “we,” “us” and “our” refer to R.H. Donnelley Corporation and its direct and indirect wholly-owned subsidiaries.

Corporate Overview

We are a leader in local search within the markets in which we do business. During 2008, we generated revenues of approximately $2.6 billion by fulfilling two critical roles that address the needs of the growing local search marketplace:

•	We provide simple, cost effective marketing solutions to our advertisers that generate a large volume of ready-to-buy consumers for their local businesses.

•	We provide local search solutions to consumers that are easy to use and deliver highly relevant search results through a variety of print and online media platforms.

Our Triple Playtm local search solutions (“Triple Play”) deliver an audience of ready-to-buy consumers to businesses and position our advertisers’ messages to be found wherever, whenever and however a consumer chooses to search. Triple Play is comprised of our Dex-branded solutions, which include Dex yellow pages print directories, our proprietary dexknows.com® online search site, and the Dex Search Networktm, which includes strategic partnerships with some of the best known online media companies, such as Google® and Yahoo! ®, to promote businesses on the rest of the Internet. We also co-brand our print local search solutions with other recognizable brands in the industry, Qwest, Embarq and AT&T, in order to further differentiate our local search solutions from those of our competitors.

We believe our ability to effectively compete in our industry is supported and enhanced by our local marketing consultants, who serve as trusted advisors for marketing support and service in the local markets we serve. Our local marketing consultants work closely with advertisers to first discover their needs and goals, assess their unique situations, and then recommend customized, cost-effective, directional local search solutions to help their businesses grow. Additional factors that support our ability to effectively compete in our industry include:

•	Brand: Our Dex brand provides differentiation and an ability to leverage the capabilities of our print products into other media, such as online and mobile;

•	Advertisers: Strong, long-term relationships with our advertisers;

•	Products: Our Triple Play local search solutions target consumers who are closer to making purchase decisions;

•	Channel: We manage a large, established local sales organization; and

•	Content: Our proprietary database contains up-to-date information for more than 600,000 national and local businesses in 28 states and an infrastructure to service these national and local advertisers.

Recent Trends Related to Our Business

We have been experiencing lower advertising sales primarily as a result of declines in recurring business (both renewal and increases to existing advertisers), mainly driven by weaker economic trends, reduced consumer confidence and more cautious advertiser spending in our markets. Advertising sales have also been impacted by an increase in competition and more fragmentation in the local business search space. In addition, we have been experiencing adverse bad debt trends attributable to many of these same economic challenges in our markets. We expect that these economic challenges will continue in our markets, and, as such, our advertising sales, bad debt experience and operating results will continue to be adversely impacted in the foreseeable future.

In response to these economic challenges, we continue to actively manage expenses and are considering and acting upon a host of initiatives to streamline operations and contain costs. At the same time, we are improving the value we deliver to our advertisers by expanding the number of platforms and media through which we deliver their message to consumers as well as adjusting the pricing to give advertisers more exposure for the same price. We are also committing our sales force to focus on selling the value provided to local businesses through these expanded platforms, including our Triple Play offering of print yellow pages, internet yellow pages and online search. In addition, we continue to invest in our future through initiatives such as new sales force automation, an advertiser self service system and portal, new mobile and voice search platforms and associated employee training. As economic conditions recover in our markets, we believe these investments will drive future revenue growth, thereby enhancing shareholder value.

We have also experienced a significant decline in our stock price throughout 2008. We believe the decline in the stock price primarily reflects the investment community’s evolving view of (1) the decreasing reliance by consumers on the goods and services provided by local media companies generally and (2) companies with significant financial leverage, particularly as the national economic outlook further deteriorates and credit markets are frozen. In that regard, we note that our stock price decline has coincided with a significant drop in the stock prices of many other local media companies, as well as many companies with significant leverage, many of which have been adversely impacted by the ongoing instability in the credit markets. On December 31, 2008, the New York Stock Exchange (“NYSE”) notified the Company that trading in our common stock would be suspended because the Company did not maintain a market capitalization of at least $25 million over a consecutive 30-trading day period as required by the NYSE’s continued listing standards. As a result of the suspension of the NYSE listing, our common stock began trading over-the-counter on the Pink Sheets under the symbol “RHDC” beginning on January 2, 2009. Prior to such time, the Company’s common stock traded on the NYSE under the symbol “RHD.”

As a result of the decline in the trading value of our debt and equity securities and the decline in our operating results, we recognized non-cash goodwill impairment charges of $2.5 billion and $660.2 million during the first and second quarters of 2008, respectively, together totaling $3.1 billion for the year ended December 31, 2008. As a result of these impairment charges, we have no recorded goodwill at December 31, 2008.

Given the ongoing global credit and liquidity crisis and the significant negative impact on financial markets, the overall economy and the continued decline in our advertising sales and other operating results and downward revisions to our forecasted results, the recent downgrade of certain of our credit ratings, the continued decline in the trading value of our debt and equity securities and the recent suspension of trading of our common stock on the NYSE, we performed impairment tests of our definite-lived intangible assets and other long-lived assets in accordance with SFAS No. 144 as of December 31, 2008. As a result of these tests, the Company recognized a non-cash impairment charge of $744.0 million during the fourth quarter of 2008 associated with the local and national customer relationships acquired in the Dex Media Merger, AT&T Directory Acquisition and Embarq Acquisition. In addition, in connection with the launch of the next version of our proprietary online search site, dexknows.com, the tradenames and technology acquired in the Local Launch Acquisition will be discontinued, which resulted in a non-cash impairment charge of $2.2 million during the fourth quarter of 2008. Total impairment charges related to our intangible assets, excluding goodwill, were $746.2 million during the year ended December 31, 2008.

These impairment charges had no impact on current or future operating cash flow, compliance with debt covenants or tax attributes. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Estimates” for additional information regarding these impairment charges.

As a result of the credit and liquidity crisis in the United States and throughout the global financial system, substantial volatility in world capital markets and the banking industry has occurred. Several large banking and financial institutions have received funding from the federal government, been granted government loan guarantees, been taken over by federal regulators, merged with other financial institutions, or have initiated bankruptcy proceedings. These and other events have had a significant negative impact on financial markets, as well as the overall economy. This unprecedented instability may make it difficult for us to access the credit market and to obtain financing or refinancing, as the case may be, on satisfactory terms or at all. In addition, as a result of the global economic instability, our pension plan’s investment portfolio has incurred significant volatility and a decline in fair value during 2008. However, because the values of our pension plan’s individual investments have and will fluctuate in response to changing market conditions, the amount of gains or losses that will be recognized in subsequent periods and the impact on the funded status of the pension plan and future minimum required cash contributions, if any, cannot be determined at this time.

Going Concern

Item 8, “Financial Statements and Supplementary Data” — Note 1, “Business and Presentation” contains a statement indicating that certain events could impact our ability to continue as a going concern. The assessment of our ability to continue as a going concern was made by management considering, among other factors: (i) the significant amount of maturing debt obligations commencing on March 31, 2010 and continuing thereafter; (ii) the current global credit and liquidity crisis; (iii) the significant negative impact on our operating results and cash flows from the overall downturn in the global economy and an increase in competition and more fragmentation in the local business search space; (iv) that certain of our credit ratings have been recently downgraded; and (v) that our common stock ceased trading on the New York Stock Exchange (“NYSE”) on December 31, 2008 and is now traded over-the-counter on the Pink Sheets. This is further reflected by our goodwill impairment charges of $3.1 billion and intangible asset impairment charges of $746.2 million recorded for the year ended December 31, 2008. Management has also considered our projected inability to comply with certain covenants under our debt agreements over the next 12 months. These circumstances and events have increased the risk that we will be unable to continue to satisfy all of our debt obligations when they are required to be performed, and, in management’s view, raise substantial doubt as to whether the Company will be able to continue as a going concern for a reasonable period of time.

Based on current financial projections, we expect to be able to continue to generate cash flow from operations in amounts sufficient to satisfy our interest and principal payment obligations through February 2010. However, such estimates also indicate that our cash flows from operations will not be sufficient to satisfy maturing debt obligations commencing on March 31, 2010 and continuing thereafter. As a result, our ability to satisfy our debt repayment obligations in 2010 and thereafter will depend in large part on our success in (i) refinancing certain of these obligations through other issuances of debt or equity securities; (ii) amending or restructuring some of the terms, maturities and principal amounts of these obligations; or (iii) effecting other transactions or agreements with holders of such obligations. Should we be unsuccessful in these efforts, we would potentially incur payment and/or other defaults on certain of our debt obligations, which, if not waived by our respective lenders, could lead to the acceleration of all or most of our debt obligations.

In addition, our credit facilities and the indentures governing the notes contain usual and customary representations and warranties as well as affirmative and negative covenants that, among other things, place limitations on our ability to (i) incur additional indebtedness; (ii) pay dividends and repurchase our capital stock; (iii) enter into mergers, consolidations, acquisitions, asset dispositions and sale-leaseback transactions; (iv) make capital expenditures; (v) issue capital stock of our subsidiaries; (vi) engage in transactions with our affiliates; and (vii) make investments, loans and advances, in each case, subject to customary and negotiated exceptions and limitations, as applicable. Our credit facilities and the indentures governing the notes also contain financial covenants relating to, among other items, maximum consolidated leverage, minimum interest coverage and maximum senior secured leverage, as defined therein. Under the indentures, these financial covenants are generally incurrence tests, meaning that they are measured only at the time of certain proposed restricted activities, with failure of the test simply precluding that proposed activity. In contrast, under the credit facilities, these covenants are generally maintenance tests, meaning that they are measured each quarter, with failure to meet the test constituting an event of default under the respective credit agreement. Our ability to maintain compliance with these financial covenants during 2009 is dependent on various factors, certain of which are outside of our control. Such factors include our ability to generate sufficient revenues and cash flows from operations, our ability to achieve reductions in our outstanding indebtedness, changes in interest rates and the impact on earnings, investments and liabilities.

Based on our current forecast, and absent a modification or waiver, management projects we could exceed a leverage limit determined under the debt incurrence test of the R.H. Donnelley Corporation (“RHDC”) indentures commencing as early as the end of the first quarter of 2009. Exceeding this leverage limit would not be an event of default, however RHDC would contractually be prohibited from engaging in any of the following activities: (i) paying dividends and repurchasing capital stock; and (ii) entering into mergers, joint ventures, consolidations, acquisitions, asset dispositions and sale-leaseback transactions.

Based on our current forecast, and absent a modification or waiver, management projects certain of RHDC’s subsidiaries will exceed leverage limits determined under the debt incurrence test of their indentures as early as the fourth quarter of 2009. The most material impact of the prohibited activities would be the restriction of paying dividends to RHDC. The restrictions on the subsidiaries’ ability to pay dividends to RHDC could result in RHDC being unable to satisfy its debt obligations. Based upon our current forecast, we project that RHDC will be able to satisfy its cash debt obligations through the fourth quarter of 2009. However, based on our current forecast, and absent a modification or waiver, the minimum interest coverage and total leverage covenants of the Dex Media West credit facility will not be satisfied when measured as of the fourth quarter of 2009 and the first quarter of 2010, respectively. As noted below, this may cause a cross default at RHDC in the fourth quarter of 2009.

Substantially all of RHDI’s and its subsidiaries’ assets, including the capital stock of RHDI and its subsidiaries, are pledged to secure the obligations under the RHDI credit facility. In addition, the Company is a guarantor of the obligations of RHDI under the RHDI credit facility. Substantially all of the assets of Dex Media East and Dex Media West and their subsidiaries, including their equity interests, are pledged to secure the obligations under their respective credit facilities. The failure to comply with the financial covenants contained in the credit facilities would result in one or more events of default, which, if not cured or waived, could require the applicable borrower to repay the borrowings thereunder before their scheduled due dates. If we are unable to make such repayments or otherwise refinance these borrowings, the lenders under the credit facilities could pursue the various default remedies set forth in the credit facility agreements, including executing on the collateral securing the credit facilities. In addition, events of default under the credit facilities may trigger events of default under the indentures governing our and our subsidiaries’ notes. See Item 1A, “Risk Factors,” for other risks and uncertainties with respect to our ability to maintain compliance with our debt covenants.

An event of default by RHDC would create a default by RHDI, and, conversely, an event of default by RHDI would create a default by RHDC. An event of default by Dex Media would also create a default by RHDC, which, as previously stated, would create a default by RHDI. In addition, an event of default by Dex Media East or Dex Media West would create a default by Dex Media. Furthermore, certain actions by Dex Media would create a default by Dex Media East and Dex Media West under their respective credit agreements. An event of default by RHDC would not create an event of default by Dex Media, Dex Media East or Dex Media West.

Significant Financing Developments

We have a substantial amount of debt and significant debt service obligations due in large part to the financings associated with prior acquisitions. As of December 31, 2008, we had total outstanding debt of $9.6 billion (including fair value adjustments of $86.2 million required by generally accepted accounting principles (“GAAP”) as a result of the Dex Media Merger, defined below) and had $362.2 million available under the revolving portion of various credit facilities of our subsidiaries. During the year ended December 31, 2008, we reduced net debt outstanding by $638.5 million, which includes the benefit of the fair value adjustment, through a combination of mandatory repayments, optional prepayments and the financing activities noted below. As a result of the financing activities noted below, we reduced our outstanding debt by $410.0 million and recorded a gain of $265.2 million during the year ended December 31, 2008. On February 13, 2009, the Company borrowed the unused revolving portions under the various credit facilities of its subsidiaries totaling $361.0 million. The Company made the borrowings under the various revolving credit facilities to preserve its financial flexibility in light of the continuing uncertainty in the global credit markets.

Effective October 21, 2008, we obtained a waiver under RHDI’s senior secured credit facility (“RHDI credit facility”) to permit RHDI to make voluntary prepayments of the Term Loan D-1 and Term Loan D-2 at a discount to par provided that such discount is acceptable to those lenders who choose to participate. Such prepayments may be made for a period of 270 days after the date of the waiver in an aggregate amount of up to $400.0 million; provided that any such prepayment must be in an amount not less than $10.0 million. RHDI is not obligated to make any such prepayments. As a result of the voluntary prepayments made during the year ended December 31, 2008, we recognized a gain of $20.0 million consisting of the difference between the face amount of the Term Loans repaid and the voluntary prepayments made, offset by the write-off of unamortized deferred financing costs of $0.2 million. The following table presents the face amount of the Term Loans repaid, total voluntary prepayments made and net gain recognized during the year ended December 31, 2008.

Term Loan Voluntary Prepayments — Fourth Quarter 2008	Par Value

Term Loan D-1	$9,795
Term Loan D-2	45,933

Total Term Loans Repaid	55,728
Total Voluntary Prepayments, including fees	(35,497)
Write-off of unamortized deferred financing costs	(206)

Net gain on Voluntary Prepayments	$20,025

In October 2008, we repurchased $21.5 million of our senior notes (collectively with the senior notes and senior discount notes repurchased in September 2008 noted below, referred to as the “Notes”) for a purchase price of $7.4 million (the “October 2008 Debt Repurchases”). As a result of the October 2008 Debt Repurchases, we recognized a gain of $13.6 million during the year ended December 31, 2008, consisting of the difference between the par value and purchase price of the Notes, offset by the write-off of unamortized deferred financing costs of $0.5 million. The following table presents the par value, purchase price and gain recognized on the October 2008 Debt Repurchases during the year ended December 31, 2008.

Notes Repurchased — Fourth Quarter 2008	Par Value

8.875% Series A-3 Senior Notes due 2016	$16,000
8.875% Series A-4 Senior Notes due 2017	5,500

Total Notes Repurchased	21,500
Total Purchase Price, including fees	(7,448)
Write-off of unamortized deferred financing costs	(450)

Net gain on October 2008 Debt Repurchases	$13,602

In September 2008, we repurchased $165.5 million ($159.9 million accreted value, as applicable) of our Notes for a purchase price of $84.7 million (the “September 2008 Debt Repurchases”). As a result of the September 2008 Debt Repurchases, we recognized a gain of $72.4 million during the year ended December 31, 2008, consisting of the difference between the accreted value or par value, as applicable, and the purchase price of the Notes, offset by the write-off of unamortized deferred financing costs of $2.9 million. The following table presents the accreted value (in the case of the senior discount notes) or par value, as applicable, purchase price and gain recognized on the September 2008 Debt Repurchases during the year ended December 31, 2008.

Notes Repurchased — Third Quarter 2008	Accreted or Par Value

6.875% Senior Notes due 2013	$45,529
6.875% Series A-1 Senior Discount Notes due 2013	12,194
6.875% Series A-2 Senior Discount Notes due 2013	72,195
8.875% Series A-3 Senior Notes due 2016	30,000

Total Notes Repurchased	159,918
Total Purchase Price, including fees	(84,682)
Write-off of unamortized deferred financing costs	(2,856)

Net gain on September 2008 Debt Repurchases	$72,380

On June 25, 2008, RHDI exchanged $594.2 million ($585.7 million accreted value, as applicable) of RHD’s senior notes and senior discount notes (collectively referred to as the “RHD Notes”) for $412.9 million aggregate principal amount of RHDI’s newly issued 11.75% Senior Notes due May 15, 2015 (“RHDI Senior Notes”), referred to as “Debt Exchanges.” The following table presents the accreted value (in the case of the senior discount notes) or par value, as applicable, of the RHD Notes that have been exchanged as well as the gain recognized on the Debt Exchanges during the year ended December 31, 2008.

RHD Notes Exchanged — Second Quarter 2008	Accreted or Par Value

6.875% Senior Notes due 2013	$47,663
6.875% Series A-1 Senior Discount Notes due 2013	29,185
6.875% Series A-2 Senior Discount Notes due 2013	93,031
8.875% Series A-3 Senior Notes due 2016	151,119
8.875% Series A-4 Senior Notes due 2017	264,677

Total RHD Notes exchanged	585,675
RHDI Notes Issued — Second Quarter 2008
11.75% Senior Notes due 2015	412,871

Reduction of debt from Debt Exchanges	172,804
Write-off of unamortized deferred financing costs	(11,489)

Net gain on Debt Exchanges	$161,315

On June 6, 2008 and in conjunction with the Debt Exchanges, we amended the RHDI credit facility in order to, among other things, permit the Debt Exchanges and provide additional covenant flexibility. In addition, as part of the amendment, RHDI modified pricing and extended the maturity date of $100.0 million of its revolving credit facility (the “RHDI Revolver”) to June 2011. The remaining $75.0 million of the RHDI Revolver will mature in December 2009.

On June 6, 2008, we refinanced the Dex Media West credit facility. The new Dex Media West credit facility consists of a $130.0 million Term Loan A maturing in October 2013, a $950.0 million Term Loan B maturing in October 2014 and a $90.0 million revolving credit facility maturing in October 2013 (“Dex Media West Revolver”). In the event that more than $25.0 million of Dex Media West’s 9.875% Senior Subordinated Notes due 2013 (or any refinancing or replacement thereof) are outstanding, the Dex Media West Revolver, Term Loan A and Term Loan B will mature on the date that is three months prior to the final maturity of such notes. The new Dex Media West credit facility includes an up to $400.0 million uncommitted incremental facility (“Incremental Facility”) that may be incurred as additional revolving loans or additional term loans subject to obtaining commitments for such loans. The Incremental Facility is fully available if used to refinance the Dex Media West 8.5% Senior Notes due 2010, however is limited to $200.0 million if used for any other purpose. The proceeds from the new Dex Media West credit facility were used to refinance the former Dex Media West credit facility and pay related fees and expenses.

During the year ended December 31, 2008, we recognized a charge of $2.2 million for the write-off of unamortized deferred financing costs associated with the refinancing of the former Dex Media West credit facility and portions of the amended RHDI credit facility, which have been accounted for as extinguishments of debt.

As a result of the amendment of the RHDI credit facility and the refinancing of the former Dex Media West credit facility on June 6, 2008, the existing interest rate swaps associated with these two debt arrangements having a notional amount of $1.6 billion at December 31, 2008 are no longer highly effective in offsetting changes in cash flows. Accordingly, cash flow hedge accounting treatment under Statement of Financial Accounting Standards (“SFAS”) No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”) is no longer permitted. Interest expense for the year ended December 31, 2008 includes a non-cash charge of $21.0 million resulting from amounts charged to accumulated other comprehensive loss related to these interest rate swaps prior to June 6, 2008. Interest expense also includes a non-cash charge of $3.7 million resulting from the change in the fair value of these interest rate swaps between June 6, 2008 and December 31, 2008.

See Item 8, “Financial Statements and Supplementary Data” — Note 2, “Summary of Significant Accounting Policies — Interest Expense and Deferred Financing Costs,” “Summary of Significant Accounting Policies — Gain (Loss) on Debt Transactions, Net” and Note 5, “Long-Term Debt, Credit Facilities and Notes” for additional information.

Employee Retirement Savings and Pension Plans

On October 21, 2008, the Compensation & Benefits Committee of the Company’s Board of Directors approved a comprehensive redesign of the Company’s employee retirement savings and pension plans. Effective January 1, 2009, except as described below, the sole retirement benefit available to all non-union employees of the Company (other than those employed by Business.com, Inc. (“Business.com”)) will be provided through a single defined contribution plan. This unified 401(k) plan will replace the pre-existing R.H. Donnelley and Dex Media, Inc. (“Dex Media”) 401(k) savings plans. Business.com employees will continue to be eligible to participate in the Business.com 401(k) plan until such time as the Company is able to efficiently transition them to the new unified 401(k) plan. The Company will continue to maintain the R.H. Donnelley 401(k) Restoration Plan for those employees with compensation in excess of the IRS annual limits.

In conjunction with establishing the new unified defined contribution plan, the Company has frozen all of the current defined benefit plans covering all non-union employees — the R.H. Donnelley Corporation Retirement Account, the Dex Media, Inc. Pension Plan and the R.H. Donnelley Pension Benefit Equalization Plan — in each case, effective as of December 31, 2008. In connection with the freeze, all pension plan benefit accruals for non-union plan participants have ceased as of December 31, 2008, however, all plan balances remained intact and interest credits on participant account balances, as well as service credits for vesting and retirement eligibility, continue in accordance with the terms of the respective plans. In addition, supplemental transition credits have been provided to certain plan participants nearing retirement who would otherwise lose a portion of their anticipated pension benefit at age 65 as a result of freezing the current plans. Similar supplemental transition credits have been provided to certain plan participants who were grandfathered under a final average pay formula when the defined benefit plans were previously converted from traditional pension plans to cash balance plans.

Additionally, on October 21, 2008, the Compensation & Benefits Committee of the Company’s Board of Directors approved for non-union employees (i) the elimination of all non-subsidized access to retiree health care and life insurance benefits effective January 1, 2009, (ii) the elimination of subsidized retiree health care benefits for any Medicare-eligible retirees effective January 1, 2009 and (iii) the phase out of subsidized retiree health care benefits over a three-year period beginning January 1, 2009 (with all non-union retiree health care benefits terminating January 1, 2012). With respect to the phase out of subsidized retiree health care benefits, if an eligible retiree becomes Medicare-eligible at any point in time during the phase out process noted above, such retiree will no longer be eligible for retiree health care coverage.

As a result of implementing the freeze on the Company’s defined benefit plans, we have recognized a one-time, non-cash net curtailment loss of $1.6 million during the year ended December 31, 2008, consisting of a curtailment gain of $13.6 million, entirely offset by losses incurred on plan assets and recognition of previously unrecognized prior service costs that had been charged to accumulated other comprehensive loss. As a result of eliminating retiree health care and life insurance benefits for non-union employees, we have recognized a one-time, non-cash curtailment gain of $39.6 million during the year ended December 31, 2008. As a result of these actions, we will no longer incur funding expenses and administrative costs associated with these plans for non-union employees. The collective bargaining agreements with the International Brotherhood of Electrical Workers of America (“IBEW”) and Communication Workers of America (“CWA”) expire in 2009. We intend to engage in good faith bargaining with respect to retirement benefits (among other items) and, as such, the results of those negotiations cannot yet be determined.

Acquisitions

See Item 1, “Business — Historical Overview” for a summary of the Company’s recent acquisitions, as well as a description of how each acquisition has been used to support our position in the local search industry today.

These acquisitions were accounted for as purchase business combinations and the purchase price for each acquisition was allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their respective fair values on each acquisition date. The operating results from each acquisition have been included in our consolidated operating results commencing on the date each acquisition was completed. See Item 8, “Financial Statements and Supplementary Data” — Note 2, “Summary of Significant Accounting Policies — Identifiable Intangible Assets and Goodwill” and Note 3, “Acquisitions,” for additional information regarding these acquisitions and intangible assets acquired.

Segment Reporting

Management reviews and analyzes its business of providing local search solutions as one operating segment.

Critical Accounting Estimates

The preparation of financial statements in accordance with GAAP requires management to estimate the effect of various matters that are inherently uncertain as of the date of the financial statements. Each of these estimates varies in regard to the level of judgment involved and its potential impact on the Company’s reported financial results. Estimates are deemed critical when a different estimate could have reasonably been used or when changes in the estimate are reasonably likely to occur from period to period, and could materially impact the Company’s financial condition, changes in financial condition or results of operations. The Company’s significant accounting polices as of December 31, 2008 are discussed in Note 2, “Summary of Significant Accounting Policies,” of the notes to our consolidated financial statements included in Item 8 of this Annual Report. The critical estimates inherent in these accounting polices as of December 31, 2008 are discussed below. Management believes the current assumptions and other considerations used to estimate these amounts in the Company’s consolidated financial statements are appropriate.

Intangible Assets and Goodwill Valuation and Amortization

Our intangible assets consist of (a) directory services agreements between the Company and each of Qwest, AT&T and Embarq, respectively, (b) established customer relationships resulting from the Dex Media Merger, AT&T Directory Acquisition, Embarq Acquisition, Business.com Acquisition and Local Launch Acquisition, (c) a non-competition agreement between the Company and Sprint, (d) trademarks and trade names and an advertising commitment resulting from the Dex Media Merger and (e) a third party contract, trademarks and tradenames and technology and network platforms resulting from the Business.com Acquisition. The intangible assets are being amortized over their estimated useful lives in a manner that best reflects the economic benefit derived from such assets. The excess purchase price for the Dex Media Merger, AT&T Directory Acquisition, Embarq Acquisition, Business.com Acquisition and Local Launch Acquisition over the net tangible and identifiable intangible assets acquired was recorded as goodwill. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”), goodwill is not amortized but is subject to impairment testing on an annual basis or more frequently if we believe indicators of impairment exist.

The intangible assets are subject to impairment testing in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS No. 144”). The Company reviews the carrying value of its intangible assets for impairment whenever events or circumstances indicate that their carrying amount may not be recoverable. The impairment test for the intangible assets is performed by comparing the carrying amount of the intangible assets to the sum of the undiscounted expected future cash flows relating to these assets. In accordance with SFAS No. 144, impairment exists if the sum of the undiscounted expected future cash flows is less than the carrying amount of the intangible asset, or its related group of assets and other long-lived assets. Impairment would result in a write-down of the intangible asset to its estimated fair value based on discounted future cash flows.

Our goodwill was subject to impairment testing in accordance with SFAS No. 142, as further described below.

As a result of the decline in the trading value of our debt and equity securities in the first quarter of 2008 and continuing negative industry and economic trends that directly affected our business, we performed impairment tests as of March 31, 2008 of our goodwill, definite-lived intangible assets and other long-lived assets in accordance with SFAS No. 142 and SFAS No. 144, respectively. We used estimates and assumptions in our impairment evaluations, including, but not limited to, projected future cash flows, revenue growth and customer attrition rates. Our testing results of our definite-lived intangible assets and other long-lived assets indicated no impairment as of March 31, 2008.

The impairment test for our goodwill involved a two step process. The first step involved comparing the fair value of the Company with the carrying amount of its assets and liabilities, including goodwill. The fair value of the Company was determined using a market based approach, which reflects the market value of its debt and equity securities as of March 31, 2008. As a result of our testing, we determined that the Company’s fair value was less than the carrying amount of its assets and liabilities, requiring us to proceed with the second step of the goodwill impairment test. In the second step of the testing process, the impairment loss is determined by comparing the implied fair value of our goodwill to the recorded amount of goodwill. The implied fair value of goodwill is derived from a discounted cash flow analysis for the Company using a discount rate that results in the present value of assets and liabilities equal to the then current fair value of the Company’s debt and equity securities. Based upon this analysis, we recognized a non-cash impairment charge of $2.5 billion during the three months ended March 31, 2008.

Since the trading value of our equity securities further declined in the second quarter of 2008 and as a result of continuing negative industry and economic trends that directly affected our business, we performed additional impairment tests of our goodwill, definite-lived intangible assets and other long-lived assets as of June 30, 2008. Our testing results of our definite-lived intangible assets and other long-lived assets indicated no impairment as of June 30, 2008. As a result of these tests, we recognized a non-cash goodwill impairment charge of $660.2 million during the three months ended June 30, 2008, and together with the impairment charge recognized in the first quarter of 2008, we recognized a total goodwill impairment charge of $3.1 billion during the year ended December 31, 2008. As a result of this impairment charge, we have no recorded goodwill at December 31, 2008.

No impairment losses were recorded related to our goodwill during the year ended December 31, 2007.

Given the ongoing global credit and liquidity crisis and the significant negative impact on financial markets, the overall economy and the continued decline in our advertising sales and other operating results and downward revisions to our forecasted results, the recent downgrade of certain of our credit ratings, the continued decline in the trading value of our debt and equity securities and the recent suspension of trading of our common stock on the NYSE, we performed impairment tests of our definite-lived intangible assets and other long-lived assets in accordance with SFAS No. 144 as of December 31, 2008. As a result of these tests, the Company recognized a non-cash impairment charge of $744.0 million during the fourth quarter of 2008 associated with the local and national customer relationships acquired in the Dex Media Merger, AT&T Directory Acquisition and Embarq Acquisition. The impairment charge was determined by comparing the fair values of the respective intangible assets to their respective carrying values. The fair values of the intangible assets were derived from a discounted cash flow analysis using a discount rate that results in the present value of assets and liabilities equal to the then current fair market value of the Company’s debt and equity securities. In connection with the launch of the next version of our proprietary online search site, dexknows.com, the tradenames and technology acquired in the Local Launch Acquisition will be discontinued, which resulted in a non-cash impairment charge of $2.2 million during the fourth quarter of 2008. Total impairment charges related to our intangible assets, excluding goodwill, were $746.2 million during the year ended December 31, 2008.

During the year ended December 31, 2007, we recognized an intangible asset impairment charge of $20.0 million associated with the tradenames acquired in the Embarq Acquisition. This impairment charge resulted from a change in our branding strategy to utilize a new Dex market brand for all of our print and online products across our entire footprint and discontinued use of the tradenames acquired in the Embarq Acquisition. This impairment charge was determined using the relief from royalty valuation method. Other than the Embarq tradenames mentioned above, no impairment losses were recorded related to our definite-lived intangible assets and other long-lived assets during the years ended December 31, 2007 and 2006, respectively.

Had the aggregate net book value of the intangible assets at December 31, 2008 been impaired by an incremental 1%, net loss in 2008 would have been adversely impacted by approximately $64.4 million.

If industry and economic conditions in our markets continue to deteriorate and if the trading value of our debt and equity securities decline further, we will be required to once again assess the recoverability and useful lives of our long-lived assets and other intangible assets, which could result in additional impairment charges, a reduction of remaining useful lives and acceleration of amortization expense.

Additionally, management must assess whether the remaining useful lives of the intangible assets represent the period that the intangible assets are expected to contribute to our cash flow. In our assessment process, we used certain estimates and assumptions, including projected future cash flows, customer attrition levels and industry and economic conditions. In accordance with SFAS No. 144, we evaluate the remaining useful lives of the intangible assets whenever events or circumstances indicate that a revision to the remaining period of amortization is warranted. If the estimated remaining useful lives change, the remaining carrying amount of the intangible asset would be amortized prospectively over that revised remaining useful life. For the year ended December 31, 2008, amortization of intangible assets was $415.9 million. Had the remaining useful lives of the intangible assets been shortened by 10%, net loss in 2008 would have been adversely impacted by approximately $24.1 million.

In connection with the impairment testing of our definite-lived intangible assets and other long-lived assets, SFAS No. 144 also requires an evaluation of the remaining useful lives of these assets to consider, among other things, the effects of obsolescence, demand, competition, and other economic factors, including the stability of the industry in which we operate, known technological advances, legislative actions that result in an uncertain or changing regulatory environment, and expected changes in distribution channels. Based on this evaluation, the remaining useful lives of all directory services agreements will be reduced to 33 years effective January 1, 2009 in order to better reflect the period these intangible assets are expected to contribute to our future cash flow.

Amortization expense in 2009 is expected to increase by approximately $98.6 million as a result of the reduction of remaining useful lives associated with our directory services agreements and revision to the carrying values of our local and national customer relationships subsequent to the impairment charges during the fourth quarter of 2008.

Income Taxes

We account for income taxes under the asset and liability method in accordance with SFAS No. 109, Accounting for Income Taxes (“SFAS No. 109”). Deferred income tax liabilities and assets reflect temporary differences between amounts of assets and liabilities for financial and tax reporting. Such amounts are adjusted, as appropriate, to reflect changes in tax rates expected to be in effect when the temporary differences reverse. A valuation allowance is established to offset any deferred income tax assets if, based upon the available evidence, it is more likely than not that some or all of the deferred income tax assets will not be realized.

We adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes: An Interpretation of FASB Statement No. 109 (“FIN No. 48”) on January 1, 2007. This interpretation clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109. FIN No. 48 prescribes a recognition threshold and measurement principles for the financial statement recognition and measurement of tax positions taken or expected to be taken on a tax return. Under FIN No. 48, the impact of an uncertain income tax position on an income tax return must be recognized at the largest amount that is more likely than not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. Additionally, FIN No. 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures and transition requirements.

See Item 8, “Financial Statements and Supplementary Data” — Note 7, “Income Taxes,” for more information regarding our (provision) benefit for income taxes as well as the impact of adopting FIN No. 48.

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

As part of our financial reporting process, we must assess the likelihood that our deferred income tax assets can be recovered. Unless recovery is more likely than not, the provision for taxes must be increased by recording a reserve in the form of a valuation allowance for the deferred income tax assets that are estimated not to be ultimately recoverable. In this process, certain relevant criteria are evaluated including the existence of deferred income tax liabilities that can be used to absorb deferred income tax assets and taxable income in future years. Our judgment regarding future taxable income may change due to future market conditions, changes in U.S. tax laws and other factors. These changes, if any, may require material adjustments to these deferred income tax assets and an accompanying reduction or increase in net income in the period when such determinations are made.

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

Allowance for Doubtful Accounts and Sales Claims

We record our revenue net of an allowance for sales claims. In addition, we record a provision for bad debts. The provision for bad debts and allowance for sales claims are estimated based on historical experience. We also evaluate the current condition of our customer balances, bankruptcy filings, any change in credit policy, historical charge-off patterns, recovery rates and other data when determining our allowance for doubtful accounts reserve. We review these estimates periodically to assess whether additional adjustment is needed based on economic events or other circumstances, including actual experience at the end of the billing and collection cycle. We believe that the allowance for doubtful accounts and sales claims is adequate to cover anticipated losses under current conditions; however, significant deterioration in any of the factors noted above or in the overall economy could materially change these expectations. The provisions for sales claims and doubtful accounts are estimated based on a percentage of revenue. Accordingly, an additional 1% change in either of these allowance percentages would have impacted 2008 net loss by approximately $17.1 million.

Pension Benefits

Our pension plan obligations and related assets of the defined benefit pension plans are presented in Note 9 to our consolidated financial statements. Plan assets consist primarily of marketable equity and debt instruments and are valued using market quotations. The determination of plan obligations and annual pension expense requires management to make a number of assumptions. Key assumptions in measuring the plan obligations include the discount rate, the rate of future salary increases and the long-term expected return on plan assets. During 2008, 2007 and 2006, we utilized the Citigroup Pension Liability Index as the appropriate discount rate for our defined benefit pension plans. This Index is widely used by companies throughout the United States and is considered to be one of the preferred standards for establishing a discount rate. Salary increase assumptions are based upon historical experience and anticipated future management actions. Asset returns are based upon the anticipated average rate of earnings expected on invested funds of the plan over the long-run. At December 31, 2008, the weighted-average actuarial assumptions were:

	Discount Rate
	January 1, 2008 —	July 1, 2008 —	November 1, 2008 —
	June 30, 2008	October 31, 2008	December 31, 2008

RHD Pension Plan	6.48%	6.48%	8.01%
Dex Media Pension Plan	6.48%	6.82%	8.01%

	Long-Term Rate of	Rate of Increase in Future
	Return on Plan Assets	Compensation

RHD Pension Plan	8.50%	3.66%
Dex Media Pension Plan	8.50%	3.66%

At December 31, 2007, the weighted-average actuarial assumptions were:

		Long-Term Rate	Rate of Increase
		of Return on	in Future
	Discount Rate	Plan Assets	Compensation

RHD Pension Plan	5.90%	8.25%	3.66%
Dex Media Pension Plan	5.90%	8.50%	3.66%

Net periodic pension costs recognized in 2008 were $17.1 million. A 1% increase in the discount rate would affect 2008 net loss by approximately $4.7 million and a 1% decrease in the discount rate would affect net loss by approximately $3.1 million; a 1% increase in assumed salary increases would affect 2008 net loss by approximately $1.1 million and a 1% decrease in assumed salary increases would affect 2008 net loss by approximately $1.0 million; and a 1% change in the long-term rate of return on plan assets would affect 2008 net loss by approximately $2.4 million.

During October 2008, the Company froze all current defined benefit plans covering all non-union employees and curtailed the non-union retiree health care and life insurance benefits. See Item 8, “Financial Statements and Supplementary Data” — Note 9, “Benefit Plans,” for further information regarding our benefit plans.

Stock-Based Compensation

We adopted SFAS No. 123(R), Share-Based Payment (“SFAS No. 123(R)”) using the Modified Prospective Method. Under this method, we are required to record compensation expense in the consolidated statement of operations for all employee stock-based awards granted, modified or settled after the date of adoption and for the unvested portion of previously granted stock awards that remain outstanding as of the beginning of the period of adoption based on their grant date fair values. Under SFAS No. 123(R), the fair value of our stock-based awards is calculated using the Black-Scholes model at the time these stock-based awards are granted. SFAS No. 123 (R) and the use of the Black-Scholes model requires significant judgment and the use of estimates, particularly for assumptions such as expected volatility, risk-free interest rates and expected lives to value stock-based awards and forfeiture rates to recognize stock-based compensation. The following assumptions were used in valuing stock-based awards and for recognition of stock-based compensation for the years ended December 31, 2008, 2007 and 2006:

	December 31, 2008	December 31, 2007	December 31, 2006

Expected volatility	58.8%	23.5%	28.2%
Risk-free interest rate	2.8%	4.5%	4.4%
Expected life	5 Years	5 Years	5 years
Forfeiture rate	8.0%	5.0%	5.0%
Dividend yield	0%	0%	0%

We estimate expected volatility based on the historical volatility of the price of our common stock over the expected life of our stock-based awards. The expected life represents the period of time that stock-based awards granted are expected to be outstanding, which is estimated consistent with the simplified method permitted by Staff Accounting Bulletin No. 110, Use of a Simplified Method in Developing Expected Term of Share Options (“SAB No. 110”). The simplified method calculates the expected life as the average of the vesting and contractual terms of the award. The risk-free interest rate is based on applicable U.S. Treasury yields that approximate the expected life of stock-based awards granted. We also use historical data to estimate a forfeiture rate. Estimated forfeitures are adjusted to the extent actual forfeitures differ, or are expected to materially differ, from such estimates. In April 2008, the Company increased its estimated forfeiture rate in determining compensation expense from 5% to 8%. This adjustment was based on a review of historical forfeiture information and resulted in a reduction to compensation expense of $1.8 million during the year ended December 31, 2008.

These assumptions reflect our best estimates, but they involve inherent uncertainties based on certain conditions generally outside the control of the Company. As a result, if other assumptions had been used, total stock-based compensation, as determined in accordance with SFAS No. 123 (R) could have been materially impacted. Furthermore, if we use different assumptions for future grants, stock-based compensation could be materially impacted in future periods.

Fair Value of Financial Instruments

SFAS No. 107, Disclosures About Fair Value of Financial Instruments (“SFAS No. 107”), requires disclosure of the fair value of financial instruments for which it is practicable to estimate that value. At December 31, 2008 and 2007, the fair value of cash and cash equivalents, accounts receivable, and accounts payable and accrued liabilities approximated their carrying value based on the short-term nature of these instruments. The Company has utilized quoted market prices, where available, to compute the fair market value of our long-term debt as disclosed in Item 8, “Financial Statements and Supplementary Data” — Note 5, “Long-Term Debt, Credit Facilities and Notes.” These estimates of fair value may be affected by assumptions made and, accordingly, are not necessarily indicative of the amounts the Company could realize in a current market exchange.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”), which defines fair value, establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value and expands disclosures about fair value measurements. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The fair value hierarchy, which gives the highest priority to quoted prices in active markets, is comprised of the following three levels:

Level 1 — Unadjusted quoted market prices in active markets for identical assets and liabilities.

Level 2 — Observable inputs, other than Level 1 inputs. Level 2 inputs would typically include quoted prices in markets that are not active or financial instruments for which all significant inputs are observable, either directly or indirectly.

Level 3 — Prices or valuations that require inputs that are both significant to the measurement and unobservable.

SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. As such, we adopted SFAS No. 157 effective January 1, 2008. The adoption of SFAS No. 157 did not impact our consolidated financial position and results of operations. In accordance with SFAS No. 157, the following table represents our assets and liabilities that are measured at fair value on a recurring basis at December 31, 2008 and the level within the fair value hierarchy in which the fair value measurements are included.

Fair Value Measurements at
December 31, 2008
Using Significant Other
Description	Observable Inputs (Level 2)

Derivatives — Liabilities	$(57,591)

Valuation Techniques

Fair value is a market-based measure considered from the perspective of a market participant who holds the asset or owes the liability rather than an entity-specific measure. Therefore, even when market assumptions are not readily available, the Company’s own assumptions are set to reflect those that market participants would use in pricing the asset or liability at the measurement date. The Company uses prices and inputs that are current as of the measurement date.

Fair value for our derivative instruments was derived using pricing models. Pricing models take into account relevant observable market inputs that market participants would use in pricing the asset or liability. The pricing models used to determine fair value incorporate contract terms (including maturity) as well as other inputs including, but not limited to, interest rate yield curves and the creditworthiness of the counterparty. In accordance with SFAS No. 157, the impact of our own credit rating is also considered when measuring the fair value of liabilities. Our credit rating could have a material impact on the fair value of our derivative instruments, our results of operations or financial condition in a particular reporting period. For the year ended December 31, 2008, the impact of applying our credit rating in determining the fair value of our derivative instruments was a reduction to our interest rate swap liability of $28.4 million.

Many pricing models do not entail material subjectivity because the methodologies employed do not necessitate significant judgment and the pricing inputs are observed from actively quoted markets, as is the case for our derivative instruments. The pricing models used by the Company are widely accepted by the financial services industry. As such and as noted above, our derivative instruments are categorized within Level 2 of the fair value hierarchy.

Fair Value Control Processes

The Company employs control processes to validate the fair value of its derivative instruments derived from the pricing models. These control processes are designed to assure that the values used for financial reporting are based on observable inputs wherever possible. In the event that observable inputs are not available, the control processes are designed to assure that the valuation approach utilized is appropriate and consistently applied and that the assumptions are reasonable.

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

New Accounting Pronouncements

The FASB issued FASB Staff Position (“FSP”) FAS 142-3, Determination of the Useful Life of Intangible Assets (“FSP FAS 142-3”), in April 2008. FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142. The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset, as determined under the provisions of SFAS No. 142, and the period of expected cash flows used to measure the fair value of the asset in accordance with SFAS No. 141(R), Business Combinations (“SFAS No. 141(R)”). FSP FAS 142-3 is effective for fiscal years beginning after December 15, 2008 and is to be applied prospectively to intangible assets acquired subsequent to its effective date. Accordingly, the Company plans to adopt the provisions of this FSP on January 1, 2009. The impact that the adoption of FSP FAS 142-3 may have on the Company’s results of operations and financial condition will depend on the nature and extent of any intangible assets acquired subsequent to its effective date.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133 (“SFAS No. 161”). SFAS No. 161 amends

SFAS No. 133 and requires enhanced disclosures of derivative instruments and hedging activities such as the fair value of derivative instruments and presentation of gains or losses in tabular format, as well as disclosures regarding credit risks and strategies and objectives for using derivative instruments. SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008 and, as such, the Company plans to adopt the provisions of this standard on January 1, 2009. Although SFAS No. 161 requires enhanced disclosures, its adoption will not impact the Company’s results of operations or financial condition.

In December 2007, the FASB issued SFAS No. 141(R). SFAS No. 141(R), replaces SFAS No. 141, Business Combinations, and establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree, and any goodwill acquired in a business combination. SFAS No. 141(R) also establishes disclosure requirements to enable the evaluation of the nature and financial effects of a business combination. SFAS No. 141(R) is to be applied on a prospective basis and, for the Company, would be effective for any business combination transactions with an acquisition date on or after January 1, 2009. The impact that the adoption of this pronouncement may have on the Company’s results of operations and financial condition will depend on the nature and extent of any business combinations subsequent to its effective date.

We have reviewed other accounting pronouncements that were issued as of December 31, 2008, which the Company has not yet adopted, and do not believe that these pronouncements will have a material impact on our financial position or operating results.

RESULTS OF OPERATIONS

Year Ended December 31, 2008 compared to Year Ended December 31, 2007

Factors Affecting Comparability

Acquisitions

On August 23, 2007, we acquired Business.com, a leading business search engine and directory and performance based advertising network. The results of Business.com have been included in our consolidated results commencing August 23, 2007. Therefore, our consolidated results for the year ended December 31, 2008 include a full period of results from Business.com, compared with only four months of results from Business.com for the year ended December 31, 2007.

Impact of Purchase Accounting

As a result of the Dex Media Merger and associated purchase accounting required by GAAP, we recorded deferred directory costs, such as print, paper, delivery and commissions, related to directories that were scheduled to publish subsequent to the Dex Media Merger at their fair value, determined as (a) the estimated billable value of the published directory less (b) the expected costs to complete the directories, plus (c) a normal profit margin. We refer to this purchase accounting entry as “cost uplift.” Cost uplift associated with print, paper and delivery costs was amortized over the terms of the applicable directories to production, publication and distribution expenses, whereas cost uplift associated with commissions was amortized over the terms of the applicable directories to selling and support expenses. Cost uplift amortized to production, publication and distribution expenses and selling and support expenses totaled $15.3 million and $13.6 million, respectively, for the year ended December 31, 2007, with no comparable expense for the year ended December 31, 2008.

Reclassifications

During the year ended December 31, 2007, we recorded a net loss on debt transactions of $26.3 million, which was included in interest expense on the consolidated statements of operations in our 2007 Annual Report on Form 10-K (“2007 10-K”). In order to conform to the current period’s presentation, this net loss has been reclassified to gain (loss) on debt transactions, net on the consolidated statements of operations. See Item 8, “Financial Statements and Supplementary Data” — Note 2, “Summary of Significant Accounting Policies - Gain (Loss) on Debt Transactions, Net” and Note 5, “Long-Term Debt, Credit Facilities and Notes” for additional information.

During the year ended December 31, 2007, we recorded an intangible asset impairment charge of $20.0 million, which was included in depreciation and amortization on the consolidated statements of operations in our 2007 10-K. In order to conform to the current period’s presentation, this amount has been reclassified to impairment charges on the consolidated statements of operations. See Item 8, “Financial Statements and Supplementary Data” — Note 2, “Summary of Significant Accounting Policies — Identifiable Intangible Assets and Goodwill” for additional information.

Net Revenue

The components of our net revenues for the years ended December 31, 2008 and 2007 were as follows:

	For the Years Ended December 31,
	2008	2007	$ Change	% Change
	(Amounts in millions)

Gross directory advertising revenues	$2,624.1	$2,697.3	$(73.2)	(2.7)%
Sales claims and allowances	(45.3)	(54.8)	9.5	17.3

Net directory advertising revenues	2,578.8	2,642.5	(63.7)	(2.4)
Other revenues	38.0	37.8	0.2	0.5

Total	$2,616.8	$2,680.3	$(63.5)	(2.4)%

Our directory advertising revenues are earned primarily from the sale of advertising in yellow pages directories we publish, net of sales claims and allowances. Directory advertising revenues also include revenues for Internet-based advertising products including online directories, such as dexknows.com, and our Dex Search Network. Directory advertising revenues are affected by several factors, including changes in the quantity and size of advertisements, acquisition of new customers, renewal rates of existing customers, premium advertisements sold, changes in advertisement pricing, the introduction of new products, an increase in competition and more fragmentation in the local business search space and general economic factors. Revenues with respect to print advertising and Internet-based advertising products that are sold with print advertising are recognized under the deferral and amortization method. Revenues related to our print advertising are initially deferred when a directory is published and recognized ratably over the directory’s life, which is typically 12 months. Revenues with respect to our Internet-based advertising products that are sold with print advertising are initially deferred until the service is delivered or fulfilled and recognized ratably over the life of the contract. Revenues with respect to Internet-based services that are not sold with print advertising, such as our Dex Search Network, are recognized as delivered or fulfilled.

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

Gross directory advertising revenues for the year ended December 31, 2008 decreased $73.2 million, or 2.7%, from the year ended December 31, 2007. The decline in gross directory advertising revenues for the year ended December 31, 2008 is primarily due to declines in advertising sales over the past twelve months, primarily as a result of declines in recurring business, mainly driven by reduced consumer confidence and more cautious advertiser spending in our markets given our advertisers’ perception of the economic health of their respective markets, as well as an increase in competition and more fragmentation in the local business search space. These declines are partially offset by a full year of revenues during 2008 from Business.com, compared with only four months of revenues during 2007.

Sales claims and allowances for the year ended December 31, 2008 decreased $9.5 million, or 17.3%, from the year ended December 31, 2007. The decrease in sales claims and allowances for the year ended December 31, 2008 is primarily due to improved quality and lower claims experience due to process improvements in our Qwest markets of $8.7 million.

Other revenues for the year ended December 31, 2008 increased $0.2 million, or 0.5%, from the year ended December 31, 2007. Other revenues include late fees received on outstanding customer balances, barter revenues, commissions earned on sales contracts with respect to advertising placed into other publishers’ directories, and sales of directories and certain other advertising-related products.

Advertising sales is a statistical measure and consists of sales of advertising in print directories distributed during the period and Internet-based products and services with respect to which such advertising first appeared publicly during the period. It is important to distinguish advertising sales from net revenues, which under GAAP are recognized under the deferral and amortization method. Advertising sales for the year ended December 31, 2008 were $2,518.3 million, compared to $2,745.7 million for the year ended December 31, 2007. Advertising sales for the year ended December 31, 2007 include $27.5 million of advertising sales assuming the Business.com Acquisition occurred on January 1, 2007. The $227.4 million, or 8.3%, decrease in advertising sales for the year ended December 31, 2008, is a result of declines in new and recurring business, mainly driven by weaker economic trends, reduced consumer confidence and more cautious advertiser spending in our markets. Advertising sales have also been impacted by an increase in competition and more fragmentation in the local business search space. These declines are partially offset by increases in Business.com advertising sales. Advertising sales in current periods will be recognized as gross directory advertising revenues in future periods as a result of the deferral and amortization method of revenue recognition.

Expenses

The components of our total expenses for the years ended December 31, 2008 and 2007 were as follows:

	For the Years Ended December 31,
	2008	2007	$ Change	% Change
	(Amounts in millions)

Production, publication and distribution expenses	$418.2	$450.3	$(32.1)	(7.1)%
Selling and support expenses	729.7	716.3	13.4	1.9
General and administrative expenses	120.9	145.6	(24.7)	(17.0)
Depreciation and amortization	483.3	443.1	40.2	9.1
Impairment charges	3,870.4	20.0	3,850.4	N/M

Total	$5,622.5	$1,775.3	$3,847.2	N/M

(N/M: Not Meaningful)

Our expenses during the years ended December 31, 2008 and 2007 include costs associated with our Triple Play strategy, with focus on our online products and services across all of our markets. These costs relate to the continued launch of our Dex market brand and our uniform resource locator (“URL”), dexknows.com, across our entire footprint, costs associated with traffic purchased and distributed to multiple advertiser landing pages, the continued introduction of plus companion directories in our Embarq and AT&T markets, as well as associated marketing and advertising campaigns and employee training associated with the modernization and consolidation of our IT platform. We expect that these expenses will drive future advertising sales and revenue improvements when economic conditions improve in our markets.

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

Production, Publication and Distribution Expenses

Total production, publication and distribution expenses for the year ended December 31, 2008 were $418.2 million, compared to $450.3 million for the year ended December 31, 2007. The primary components of the $32.1 million, or 7.1%, decrease in production, publication and distribution expenses for the year ended December 31, 2008 were as follows:

$ Change
(Amounts
in millions)

Decreased print, paper and distribution costs	$(25.3)
Decreased “cost uplift” expense	(15.3)
Decrease in information technology (“IT”) expenses	(10.6)
Increased internet production and distribution costs	15.9
All other, net	3.2

Total decrease in production, publication and distribution expenses for the year ended December 31, 2008	$(32.1)

During the year ended December 31, 2008, print, paper and distribution costs declined $25.3 million, compared to the year ended December 31, 2007. This decline is primarily due to improved efficiencies in the display of advertiser content in our print products, the refinement of our distribution scope across all of our markets and negotiated price reductions in our print expenses.

Amortization of cost uplift during the year ended December 31, 2007 totaled $15.3 million, with no comparable expense for the year ended December 31, 2008.

During the year ended December 31, 2008, production, publication and distribution related IT expenses declined $10.6 million compared to the year ended December 31, 2007, primarily due to a full period of cost savings resulting from lower rates associated with a new IT contract that became effective in July 2007. This decline is partially offset by additional spending associated with our IT infrastructure to support our Triple Play products and services, and enhancements and technical support of multiple production systems as we integrated to a consolidated IT platform.

During the year ended December 31, 2008, we incurred $15.9 million of additional expenses related to internet production and distribution costs due to a full period of expenses from Business.com, compared with only four months of expenses for the year ended December 31, 2007, and increased operations and distribution costs and traffic purchased to generate usage for our advertisers’ business associated with increased revenues from our online products and services.

Selling and Support Expenses

Total selling and support expenses for the year ended December 31, 2008 were $729.7 million, compared to $716.3 million reported for the year ended December 31, 2007. The primary components of the $13.4 million, or 1.9%, increase in selling and support expenses for the year ended December 31, 2008, were as follows:

$ Change
(Amounts
in millions)

Increased bad debt expense	$57.5
Increase in advertising and branding expenses	17.2
Decreased commissions and salesperson costs	(27.7)
Decreased “cost uplift” expense	(13.6)
Decreased directory publishing support costs	(8.0)
Decrease in marketing expenses	(4.8)
Decrease in billing, credit and collection expenses	(3.2)
Decrease in non-cash stock-based compensation expense under SFAS No. 123(R)	(2.8)
All other, net	(1.2)

Total increase in selling and support expenses for the year ended December 31, 2008	$13.4

During the year ended December 31, 2008, bad debt expense increased $57.5 million, or 71.1%, compared to the year ended December 31, 2007, primarily due to higher bad debt provision rates, deterioration in accounts receivable aging categories and increased write-offs, resulting from the adverse impact on our advertisers from the instability of the overall economy and tightening of the credit markets. During the year ended December 31, 2008, our bad debt expense represented 5.3% of our net revenue, as compared to 3.0% for the year ended December 31, 2007. If advertisers fail to pay within specified credit terms, we may cancel their advertising in future directories, which could further impact our ability to collect past due amounts as well as adversely impact our advertising sales and revenue growth trends. We expect that these economic challenges will continue in our markets, and, as such, our bad debt experience will continue to be adversely impacted in the foreseeable future.

Advertising expense for the year ended December 31, 2008 includes $39.8 million of costs associated with traffic purchased and distributed to multiple advertiser landing pages, as compared to $7.8 million for the year ended December 31, 2007, which included only four months of costs associated with Business.com. This increase for the year ended December 31, 2008 is also due to adopting Business.com’s performance based advertising (“PBA”) platform during 2008. Exclusive of the costs associated with purchased traffic, during the year ended December 31, 2008, advertising and branding expenses declined $14.8 million, as compared to the year ended December 31, 2007. This decrease is primarily due to additional advertising and branding costs incurred in 2007 to promote the Dex brand name for all our print and online products across our entire footprint as well as the use of dexknows.com as our new URL across our entire footprint.

During the year ended December 31, 2008, commissions and salesperson costs decreased $27.7 million, compared to the year ended December 31, 2007, primarily due to lower advertising sales as well as headcount reductions and consolidation of responsibilities.

Amortization of cost uplift during the year ended December 31, 2007 totaled $13.6 million, with no comparable expense for the year ended December 31, 2008.

During the year ended December 31, 2008, directory publishing support costs decreased $8.0 million, compared to the year ended December 31, 2007, primarily due to a reduction in headcount and related expenses resulting from the consolidation of our publishing and graphics operations.

During the year ended December 31, 2008, marketing expenses decreased $4.8 million, compared to the year ended December 31, 2007, primarily due to headcount reductions and consolidation of responsibilities.

During the year ended December 31, 2008, billing, credit and collection expenses decreased $3.2 million, compared to the year ended December 31, 2007, primarily due to lower costs resulting from a change in vendors as well as headcount reductions and consolidation of responsibilities.

During the year ended December 31, 2008, selling and support related non-cash stock-based compensation expense under SFAS No. 123 (R) declined $2.8 million, compared to the year ended December 31, 2007, primarily due to additional expense related to vesting of awards granted to retirement or early retirement eligible employees during the year ended December 31, 2007. In addition, non-cash stock-based compensation expense declined during the year ended December 31, 2008 due to an increase in our forfeiture rate estimate.

General and Administrative Expenses

General and administrative (“G&A”) expenses for the year ended December 31, 2008 were $120.9 million, compared to $145.6 million for the year ended December 31, 2007. The primary components of the $24.7 million, or 17.0%, decrease in G&A expenses for the year ended December 31, 2008, were as follows:

$ Change
(Amounts
in millions)

Curtailment gains, net	$(38.0)
Decrease in non-cash stock-based compensation expense under SFAS No. 123(R)	(10.9)
Decrease in IT expenses	(7.6)
Increase in restructuring expenses	30.6
All other, net	1.2

Total decrease in G&A expenses for the year ended December 31, 2008	$(24.7)

During the year ended December 31, 2008, we recognized one-time non-cash net curtailment gains of $38.0 million associated with the freeze on the Company’s defined benefit plans and the elimination of the non-union retiree health care and life insurance benefits noted above.

During the year ended December 31, 2008, G&A related non-cash stock-based compensation expense under SFAS No. 123 (R) declined $10.9 million, compared to the year ended December 31, 2007, primarily due to additional expense related to vesting of awards granted to retirement or early retirement eligible employees during the year ended December 31, 2007. In addition, non-cash stock-based compensation expense declined during the year ended December 31, 2008 due to an increase in our forfeiture rate estimate.

During the year ended December 31, 2008, G&A related IT expenses declined $7.6 million, compared to the year ended December 31, 2007, primarily due to a full period of cost savings resulting from lower rates associated with an IT contract that became effective in July 2007. This decline is partially offset by additional spending associated with our IT infrastructure to support our Triple Play products and services.

During the year ended December 31, 2008, restructuring expenses increased $30.6 million primarily due to outside consulting fees, headcount reductions, consolidation of responsibilities and vacated leased facilities.

Depreciation and Amortization

Depreciation and amortization expense for the year ended December 31, 2008 was $483.3 million, compared to $443.1 million for the year ended December 31, 2007. Amortization of intangible assets was $415.9 million for the year ended December 31, 2008, compared to $388.3 million for the year ended December 31, 2007. The increase in amortization expense for the year ended December 31, 2008 is primarily due to recognizing an additional $13.0 million of amortization expense for intangible assets acquired in the Business.com Acquisition, as compared to four months of amortization expense for the year ended December 31, 2007, and is also due to recognizing a full period of amortization expense related to the local customer relationships intangible asset acquired in the Dex Media Merger of $7.5 million, which commenced in February 2007.

Depreciation of fixed assets and amortization of computer software was $67.4 million for the year ended December 31, 2008 compared to $54.8 million for the year ended December 31, 2007. The increase in depreciation expense for the year ended December 31, 2008 was primarily due to recognizing depreciation expense related to capital projects placed in service during 2007.

Impairment Charges

As a result of the decline in the trading value of our debt and equity securities and continuing negative industry and economic trends that directly affected our business, we recognized non-cash goodwill impairment charges of $2.5 billion and $660.2 million during the first and second quarters of 2008, respectively, together totaling $3.1 billion for the year ended December 31, 2008. As a result of these impairment charges, we have no recorded goodwill at December 31, 2008. No impairment losses were recorded related to our goodwill during the year ended December 31, 2007.

Given the ongoing global credit and liquidity crisis and the significant negative impact on financial markets, the overall economy and the continued decline in our advertising sales and other operating results and downward revisions to our forecasted results, the recent downgrade of certain of our credit ratings, the continued decline in the trading value of our debt and equity securities and the recent suspension of trading of our common stock on the NYSE, we performed impairment tests of our definite-lived intangible assets and other long-lived assets in accordance with SFAS No. 144 as of December 31, 2008. As a result of these tests, the Company recognized a non-cash impairment charge of $744.0 million during the fourth quarter of 2008 associated with the local and national customer relationships acquired in the Dex Media Merger, AT&T Directory Acquisition and Embarq Acquisition. In addition, in connection with the launch of the next version of our proprietary online search site, dexknows.com, the tradenames and technology acquired in the Local Launch Acquisition will be discontinued, which resulted in a non-cash impairment charge of $2.2 million during the fourth quarter of 2008. Total impairment charges related to our intangible assets, excluding goodwill, were $746.2 million during the year ended December 31, 2008.

See “Critical Accounting Estimates — Intangible Assets and Goodwill Valuation and Amortization” for additional information regarding the impairment testing analysis and results related to our goodwill and definite-lived intangible assets and other long-lived assets.

During the year ended December 31, 2008, we retired certain computer software fixed assets, which resulted in an impairment charge of $0.4 million.

During the year ended December 31, 2007, we recorded an intangible asset impairment charge of $20.0 million associated with the tradenames acquired in the Embarq Acquisition. This impairment charge resulted from a change in our branding strategy to utilize a new Dex market brand for all of our print and online products across our entire footprint and discontinued use of the tradenames acquired in the Embarq Acquisition. This impairment charge was determined using the relief from royalty valuation method. Other than this impairment charge, no impairment losses were recorded related to our definite-lived intangible assets and other long-lived assets during the year ended December 31, 2007.

If industry and economic conditions in our markets continue to deteriorate and if the trading value of our debt and equity securities decline further, we will be required to once again assess the recoverability and useful lives of our long-lived assets and other intangible assets, which could result in additional impairment charges, a reduction of remaining useful lives and acceleration of amortization expense.

Operating Income (Loss)

Operating income (loss) for the years ended December 31, 2008 and 2007 was as follows:

	For the Years Ended December 31,
	2008	2007	$ Change	% Change
	(Amounts in millions)

Total	$(3,005.7)	$905.0	$(3,910.7)	N/M

Operating income (loss) for the year ended December 31, 2008 of $(3.0) billion, compares to operating income of $905.0 million for the year ended December 31, 2007. The change to operating loss for the year ended December 31, 2008 from operating income for the year ended December 31, 2007 is primarily due to the non-cash impairment charges noted above, as well as the revenue and expense trends described above.

Non-operating Income

During the year ended December 31, 2007, we recognized a non-operating gain on the sale of an investment of $1.8 million.

Interest Expense, Net

Net interest expense for the year ended December 31, 2008 was $835.5 million and includes $29.0 million of non-cash amortization of deferred financing costs. Net interest expense for the year ended December 31, 2007 was $804.6 million and includes $23.2 million of non-cash amortization of deferred financing costs. As a result of the amendment of the RHDI credit facility and the refinancing of the former Dex Media West credit facility, the interest rate swaps associated with these credit facilities were deemed ineffective on June 6, 2008. Interest expense for the year ended December 31, 2008 includes a non-cash charge of $21.0 million resulting from amounts charged to accumulated other comprehensive loss related to these interest rate swaps prior to June 6, 2008. Interest expense for the year ended December 31, 2008 also includes a non-cash charge of $3.7 million resulting from the change in the fair value of these interest rate swaps between June 6, 2008 and December 31, 2008.

The increase in net interest expense of $30.9 million, or 3.8%, for the year ended December 31, 2008 is primarily due to additional interest expense associated with the ineffective interest rate swaps noted above. This increase is partially offset by lower interest rates associated with the Company’s refinancing transactions conducted during the fourth quarter of 2007, lower interest rates on our variable rate debt during the period as compared to the corresponding prior period and lower outstanding debt resulting from debt repaid and debt repurchases. See “Liquidity and Capital Resources” for further detail regarding our debt obligations.

In conjunction with the Dex Media Merger and as a result of purchase accounting required under GAAP, we recorded Dex Media’s debt at its fair market value on January 31, 2006. We recognize an offset to interest expense each period for the amortization of the corresponding fair value adjustment over the life of the respective debt. The offset to interest expense was $17.6 million for the year ended December 31, 2008, compared to $29.9 million for the year ended December 31, 2007. As a result of redeeming Dex Media East’s outstanding 9.875% senior notes and 12.125% senior subordinated notes on November 26, 2007, no fair value adjustment related to these notes remained unamortized at December 31, 2007, therefore contributing to the decline in the offset to interest expense during the year ended December 31, 2008.

Gain (Loss) on Debt Transactions, Net

As a result of the voluntary prepayments made under the RHDI credit facility, we recognized a gain of $20.0 million during the year ended December 31, 2008, consisting of the difference between the face amount of the Term Loans repaid and the voluntary prepayments made, offset by the write-off of unamortized deferred financing costs of $0.2 million.

As a result of the October 2008 Debt Repurchases, we recognized a gain of $13.6 million during the year ended December 31, 2008, consisting of the difference between the par value and purchase price of the Notes, offset by the write-off of unamortized deferred financing costs of $0.5 million.

As a result of the September 2008 Debt Repurchases, we recorded a gain of $72.4 million during the year ended December 31, 2008, representing the difference between the accreted value (in the case of the senior discount notes) or par value, as applicable, and the purchase price of the Notes, offset by the write-off of unamortized deferred financing costs of $2.9 million.

As a result of the Debt Exchanges, we recorded a gain of $161.3 million during the year ended December 31, 2008, representing the difference between the accreted value (in the case of the senior discount notes) or par value, as applicable, of the extinguished RHD Notes and the RHDI Senior Notes. Offsetting this gain is the write-off of $11.5 million of unamortized deferred financing costs related to the extinguished RHD Notes, which has been accounted for as an extinguishment of debt.

During the year ended December 31, 2008, we recognized a charge of $2.2 million for the write-off of unamortized deferred financing costs associated with the refinancing of the former Dex Media West credit facility and portions of the amended RHDI credit facility, which have been accounted for as extinguishments of debt.

As a result of the financing activities noted above, we recorded a gain of $265.2 million during the year ended December 31, 2008.

During the year ended December 31, 2007, we recorded a loss on debt transactions of $26.3 million resulting from tender and redemption premium payments of $71.7 million and the write-off of unamortized deferred financing costs of $16.8 million associated with the refinancing transactions conducted during the fourth quarter of 2007, offset by the accelerated amortization of the fair value adjustment directly attributable to the redemption of Dex Media East’s outstanding 9.875% senior notes and 12.125% senior subordinated notes on November 26, 2007 of $62.2 million, which has been accounted for as an extinguishment of debt.

Benefit (Provision) for Income Taxes

The effective tax rate on income (loss) before income taxes of 35.7% for the year ended December 31, 2008, compares to an effective tax rate of 38.3% on income before income taxes for the year ended December 31, 2007. As a result of the non-cash goodwill impairment charge of $3.1 billion recorded during the year ended December 31, 2008, we recognized a decrease in our deferred income tax liability of $1.1 billion, which directly impacted our deferred income tax benefit. The change in the effective tax rate for the year ended December 31, 2008 is primarily due to the tax consequences of the non-cash goodwill impairment charges. The change in the effective tax rate for the year ended December 31, 2008 is also attributable to changes in estimates of state tax apportionment factors that impact our effective state tax rates.

The 2008 income tax benefit of $1,277.7 million is comprised of a federal tax benefit of $1,128.7 million and a state tax benefit of $149.0 million. The 2008 federal tax benefit is comprised of a current tax provision of $23.9 million, primarily related to an increase to our FIN No. 48 liability, offset by a deferred income tax benefit of $1,152.6 million, primarily related to the non-cash goodwill impairment charges during 2008. The 2008 state tax benefit of $149.0 million is comprised of a current tax provision of $10.3 million, which relates to taxes due in states where subsidiaries of the Company file separate tax returns, as well as an increase in our FIN No. 48 liability, offset by a deferred income tax benefit of $159.3 million, primarily related to the non-cash goodwill impairment charges during 2008. During 2008, the Company utilized federal net operating losses for income tax purposes of $4.1 million primarily resulting from taxable gains associated with certain financing activities conducted during 2008.

The 2008 income tax benefit includes an income tax benefit of $20.3 million from correcting overstated income tax expense in fiscal years 2004 through 2007. We have evaluated the materiality of this correction and concluded it was not material to current or prior year financial statements. Accordingly we recorded this correction during the fourth quarter of 2008.

At December 31, 2008, the Company had federal and state net operating loss carryforwards of approximately $622.8 million (net of carryback) and $567.6 million, respectively, which will begin to expire in 2026 and 2009, respectively. These amounts include consideration of net operating losses expected to expire unused due to the Internal Revenue Code Section 382 limitation for ownership changes related to Business.com that occurred prior to the Business.com Acquisition.

In September 2008, we effectively settled all issues under consideration with the Department of Finance for New York City related to its audit for taxable year 2000. As a result of the settlement, the unrecognized tax benefits associated with our uncertain state tax positions decreased by $0.9 million during the year ended December 31, 2008. The decrease in the unrecognized tax benefits has decreased our effective tax rate for the year ended December 31, 2008. The unrecognized tax benefits impacted by the New York City audit primarily related to allocation of income among our legal entities.

The 2007 provision for income taxes of $29.0 million is comprised of a federal tax provision of $27.5 million, resulting from a current tax provision of $11.8 million relating to an Internal Revenue Service (“IRS”) settlement and a deferred income tax provision of $15.7 million resulting from a current year taxable loss. The 2007 state tax provision of $1.5 million results from a current tax provision of $8.5 million relating to taxes due in states where subsidiaries of the Company file separate company returns, offset by a deferred state tax benefit of $7.0 million relating to the apportioned taxable income or loss among various states. A federal net operating loss for income tax purposes of approximately $303.3 million was generated in 2007 primarily as a result of tax amortization expense recorded with respect to the intangible assets acquired in the Dex Media Merger, AT&T Directory Acquisition, Embarq Acquisition and Business.com Acquisition.

In July 2007, we effectively settled all issues under consideration with the IRS related to its audit for taxable years 2003 and 2004. Therefore, tax years 2005 through 2007 are still subject to examination by the IRS. Certain state tax returns are under examination by various regulatory authorities. We continuously review issues raised in connection with ongoing examinations and open tax years to evaluate the adequacy of our reserves. We believe that our accrued tax liabilities under FIN No. 48 are adequate to cover uncertain tax positions related to U.S. federal and state income taxes.

Net Income (Loss) and Earnings (Loss) Per Share

Net income (loss) for the year ended December 31, 2008 of $(2.3) billion, compares to net income of $46.9 million for the year ended December 31, 2007. The change to net loss for the year ended December 31, 2008 from net income for the year ended December 31, 2007 is primarily due to the non-cash impairment charges noted above, as well as the revenue and expense trends described above, offset by the gain recognized on the financing activities during 2008 noted above.

We account for earnings (loss) per share (“EPS”) in accordance with SFAS No. 128, Earnings Per Share (“SFAS No. 128”). Under the guidance of SFAS No. 128, diluted EPS is calculated by dividing income (loss) by the weighted average common shares outstanding plus dilutive potential common stock. Potential common stock includes stock options, stock appreciation rights (“SARs”) and restricted stock, the dilutive effect of which is calculated using the treasury stock method.

The calculation of basic and diluted EPS is presented below.

	For the Years Ended
	December 31,
	2008	2007
	(Amounts in thousands except per share amounts)

Basic EPS
Net income (loss)	$(2,298,327)	$46,859
Weighted average common shares outstanding	68,793	70,932

Basic earnings (loss) per share	$(33.41)	$0.66

Diluted EPS
Net income (loss)	$(2,298,327)	$46,859
Weighted average common shares outstanding	68,793	70,932
Dilutive effect of stock awards(1)	—	1,031
Weighted average diluted shares outstanding	68,793	71,963

Diluted earnings (loss) per share	$(33.41)	$0.65

(1)	Due to the net loss reported for the year ended December 31, 2008, the effect of all stock-based awards was anti-dilutive and therefore is not included in the calculation of diluted EPS. For the years ended December 31, 2008 and 2007, 4.1 million shares and 2.6 million shares, respectively, of stock-based awards had exercise prices that exceeded the average market price of the Company’s common stock for the respective periods.

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

During the year ended December 31, 2007, we recorded a net loss on debt transactions of $26.3 million, which was included in interest expense on the consolidated statements of operations in our 2007 10-K. In order to conform to the current period’s presentation, this net loss has been reclassified to gain (loss) on debt transactions, net on the consolidated statements of operations. See Item 8, “Financial Statements and Supplementary Data” — Note 2, “Summary of Significant Accounting Policies — Gain (Loss) on Debt Transactions, Net” and Note 5, “Long-Term Debt, Credit Facilities and Notes” for additional information.

During the year ended December 31, 2007, we recorded an intangible asset impairment charge of $20.0 million, which was included in depreciation and amortization on the consolidated statements of operations in our 2007 10-K. In order to conform to the current period’s presentation, this amount has been reclassified to impairment charges on the consolidated statements of operations. See Item 8, “Financial Statements and Supplementary Data” — Note 2, “Summary of Significant Accounting Policies — Identifiable Intangible Assets and Goodwill” for additional information.

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

Expenses

The components of our total expenses for the years ended December 31, 2007 and 2006 were as follows:

	For the Years Ended December 31,
	2007	2006	$ Change
	(Amounts in millions)

Cost of revenue	$450.3	$342.1	$108.2
Selling and support expenses	716.3	656.0	60.3
General and administrative expenses	145.6	134.8	10.8
Depreciation and amortization	443.1	323.6	119.5
Impairment charges	20.0	—	20.0

Total expenses	$1,775.3	$1,456.5	$318.8

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

Certain costs directly related to the selling and production of directories are initially deferred and recognized ratably over the life of the directory. These costs are specifically identifiable to a particular directory and include sales commissions and print, paper and initial distribution costs. Sales commissions include amounts paid to employees for sales to local advertisers and to CMRs, which act as our channel to national advertisers. All other expenses, such as sales person salaries, sales manager compensation, sales office occupancy, publishing and information technology services, are not specifically identifiable to a particular directory and are recognized as incurred. Our costs recognized in a reporting period consist of: (i) costs incurred in that period and fully recognized in that period; (ii) costs incurred in a prior period, a portion of which is amortized and recognized in the current period; and (iii) costs incurred in the current period, a portion of which is amortized and recognized in the current period and the balance of which is deferred until future periods. Consequently, there will be a difference between costs recognized in any given period and costs incurred in the given period, which may be significant. All deferred costs related to the sale and production of directories are recognized ratably over the life of each directory under the deferral and amortization method of accounting, with cost recognition commencing in the month of directory distribution.

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

During the year ended December 31, 2007, we incurred $37.2 million of additional expenses related to internet production and distribution due to investment in our Triple Play strategy, as well as recognizing a full year of results from the acquired Dex Media Business, compared to the year ended December 31, 2006. This investment focuses on enhancing and growing our local search and Internet Marketing products and services.

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

During the year ended December 31, 2007, barter expenses declined $8.0 million compared to the year ended December 31, 2006, due to planned declines in barter activity in our Qwest markets.

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

Changes in the All other, net category primarily relate to a decrease in non-cash stock-based compensation expense, partially offset by an increase in sales training costs due to new product introductions across our entire footprint, including online products and services.

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

Depreciation and Amortization

Depreciation and amortization (“D&A”) expense for the year ended December 31, 2007 was $443.1 million, compared to $323.6 million for the year ended December 31, 2006. Amortization of intangible assets was $388.3 million for the year ended December 31, 2007, compared to $277.5 million for the year ended December 31, 2006. The increase in amortization expense for the year ended December 31, 2007 is primarily due to recognizing a full year of amortization related to intangible assets acquired in the Dex Media Merger, amortizing the local customer relationships intangible asset acquired in the Dex Media Merger beginning in the first quarter of 2007 and amortization of intangible assets acquired in the Business.com Acquisition.

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

Impairment Charges

During the year ended December 31, 2007, we recorded an intangible asset impairment charge of $20.0 million associated with the tradenames acquired in the Embarq Acquisition. This impairment charge resulted from a change in our branding strategy to utilize a new Dex market brand for all of our print and online products across our entire footprint and discontinued use of the tradenames acquired in the Embarq Acquisition. This impairment charge was determined using the relief from royalty valuation method. Other than this impairment charge, no impairment losses were recorded related to our definite-lived intangible assets and other long-lived assets during the years ended December 31, 2007 and 2006, respectively.

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

Interest Expense, Net

Net interest expense for the year ended December 31, 2007 was $804.6 million, compared to $765.1 million for the year ended December 31, 2006, and includes $23.2 million and $21.9 million, respectively, of non-cash amortization of deferred financing costs. The increase in net interest expense of $39.5 million for the year ended December 31, 2007 when compared to the prior corresponding period, is attributable to recognizing a full period of interest expense related to the outstanding debt associated with the Dex Media Merger and GS Repurchase (defined below) and debt acquired in the Dex Media Merger.

In conjunction with the Dex Media Merger and as a result of purchase accounting required under GAAP, we recorded Dex Media’s debt at its fair market value on January 31, 2006. We recognize an offset to interest expense each period for the amortization of the corresponding fair value adjustment over the life of the respective debt. The offset to interest expense was $29.9 million for the year ended December 31, 2007, compared to $26.4 million for the year ended December 31, 2006.

The increase in net interest expense is also partially offset by lower outstanding debt during the year ended December 31, 2007 due to debt repayments. See “Liquidity and Capital Resources” for further detail regarding our debt obligations.

Loss on Debt Transactions, Net

During the year ended December 31, 2007, we recorded a loss on debt transactions of $26.3 million resulting from tender and redemption premium payments of $71.7 million and the write-off of unamortized deferred financing costs of $16.8 million associated with the refinancing transactions conducted during the fourth quarter of 2007, offset by the accelerated amortization of the fair value adjustment directly attributable to the redemption of Dex Media East’s outstanding 9.875% senior notes and 12.125% senior subordinated notes on November 26, 2007 of $62.2 million, which has been accounted for as an extinguishment of debt.

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

The 2007 provision for income taxes of $29.0 million is comprised of a federal tax provision of $27.5 million, resulting from a current tax provision of $11.8 million relating to an Internal Revenue Service (“IRS”) settlement and a deferred income tax provision of $15.7 million resulting from a current year taxable loss. The 2007 state tax provision of $1.5 million results from a current tax provision of $8.5 million relating to taxes due in states where subsidiaries of the Company file separate company returns, offset by a deferred state tax benefit of $7.0 million relating to the apportioned taxable income or loss among various states. A federal net operating loss for income tax purposes of approximately $303.3 million was generated in 2007 primarily as a result of tax amortization expense recorded with respect to the intangible assets acquired in the Dex Media Merger, AT&T Directory Acquisition, Embarq Acquisition and Business.com Acquisition.

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

The 2006 income tax benefit of $84.5 million is comprised of a federal deferred income tax benefit of $112.9 million resulting from the period’s taxable loss, offset by a state tax provision of $28.4 million. The 2006 state tax provision of $28.4 million primarily resulted from the modification of apportioned taxable income or loss among various states. A net operating loss for tax purposes of approximately $216.3 million was generated in 2006 primarily as a result of tax amortization expense recorded with respect to the intangible assets acquired in the Dex Media Merger, AT&T Directory Acquisition and Embarq Acquisition.

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

Net Income (Loss), Loss Available to Common Shareholders and Earnings (Loss) Per Share

Net income for the year ended December 31, 2007 was $46.9 million, compared to a net loss of $(237.7) million reported for the year ended December 31, 2006. Net income for the year ended December 31, 2007 as compared to the net loss reported for the year ended December 31, 2006 is primarily due to recognizing a full year of results from the acquired Dex Media Business during 2007, absent any adverse impact from purchase accounting associated with the Dex Media Merger. Net income for the year ended December 31, 2007 was negatively impacted by increased interest expense and D&A, as well as the loss on debt transactions, described above.

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

2007 Reported GAAP Operating Income Compared to 2006 Adjusted Pro Forma Operating Income

The components of reported GAAP operating income for the year ended December 31, 2007 and adjusted pro forma operating income for the year ended December 31, 2006 are as follows:

	For the Year Ended
	December 31, 2007	For the Year Ended December 31, 2006
	Reported	Reported
	GAAP	GAAP	Adjustments		Adjusted Pro Forma	$ Change
	(Amounts in millions)
Net revenue	$2,680.3	$1,899.3	$789.2	(1)	$2,688.5	$(8.2)
Expenses, other than depreciation and amortization	1,312.2	1,132.9	108.8	(2)	1,241.7	70.5
Depreciation and amortization	463.1	323.6	20.5	(3)	344.1	119.0

Operating income	$905.0	$442.8	$659.9		$1,102.7	$(197.7)

(1)	Represents all deferred revenue for directories that published prior to the Dex Media Merger, which would have been recognized during the period absent purchase accounting required under GAAP. Adjustments also include GAAP revenue for January 2006 as reported by Dex Media.

(2)	Represents (a) certain deferred expenses for directories that published prior to the Dex Media Merger, which would have been recognized during the period absent purchase accounting required under GAAP, (b) GAAP expenses for January 2006 as reported by Dex Media, (c) exclusion of transaction expenses reported by Dex Media in January 2006 directly related to the Dex Media Merger and (d) the exclusion of cost uplift recorded under purchase accounting associated with the Dex Media Merger and the AT&T Directory Acquisition.

(3)	Represents the additional amortization expense related to the identifiable intangible assets acquired in the Dex Media Merger, assuming the Dex Media Merger was consummated on January 1, 2006.

2007 Reported GAAP Net Revenue Compared to 2006 Adjusted Pro Forma Net Revenue

The components of reported GAAP net revenue for the year ended December 31, 2007 and adjusted pro forma net revenue for the year ended December 31, 2006 are as follows:

	For the Year Ended
	December 31, 2007	For the Year Ended December 31, 2006
	Reported	Reported
	GAAP	GAAP	Adjustments		Adjusted Pro Forma	$ Change
	(Amounts in millions)
Gross directory advertising revenue	$2,697.3	$1,907.3	$798.1	(1)	$2,705.4	$(8.1)
Sales claims and allowances	(54.8)	(41.9)	(23.0	)(1)	(64.9)	10.1

Net directory advertising revenue	2,642.5	1,865.4	775.1		2,640.5	2.0
Other revenue	37.8	33.9	14.1	(2)	48.0	(10.2)

Net revenue	$2,680.3	$1,899.3	$789.2		$2,688.5	$(8.2)

(1)	Represents gross directory advertising revenue and sales claims and allowances for directories that published prior to the Dex Media Merger, which would have been recognized during the period absent purchase accounting required under GAAP. Adjustments also include GAAP results for January 2006 as reported by Dex Media.

(2)	Other revenue includes barter revenue, late fees paid on outstanding customer balances, commissions earned on sales contracts with respect to advertising placed into other publishers’ directories, sales of directories and certain other print and internet products.

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

2007 Reported GAAP Expenses Compared to 2006 Adjusted Pro Forma Expenses

Reported GAAP expenses, other than depreciation and amortization and impairment charges, for the year ended December 31, 2007 of $1,312.2 million increased by $70.5 million, or 5.7%, from adjusted pro forma expenses of $1,241.7 million for the year ended December 31, 2006. The primary components of the $70.5 million increase in reported GAAP expenses, other than depreciation and amortization, for the year ended December 31, 2007 are shown below:

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

Reported GAAP internet production and distribution costs for the year ended December 31, 2007 increased $33.8 million from adjusted pro forma internet production and distribution costs for the year ended December 31, 2006 due to investment in our Triple Play strategy as well as costs associated with the operations of Business.com. Investment in our Triple Play strategy focuses on enhancing and growing our local search and Internet Marketing products and services. Adjusted pro forma internet production and distribution costs for the year ended December 31, 2006 also included expenses for January 2006 as reported by Dex Media.

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

Reported GAAP D&A expense for the year ended December 31, 2007 was $443.1 million, compared to adjusted pro forma D&A expense of $344.1 million for the year ended December 31, 2006. Adjusted pro forma D&A expense for the year ended December 31, 2006 includes incremental D&A as if the Dex Media Merger had occurred on January 1, 2006. The increase in reported GAAP D&A for the year ended December 31, 2007 of $99.0 million is primarily related to amortizing the local customer relationships intangible asset acquired in the Dex Media Merger beginning in the first quarter of 2007 and amortization of intangible assets acquired in the Business.com Acquisition.

During the year ended December 31, 2007, we recorded an intangible asset impairment charge of $20.0 million associated with the tradenames acquired in the Embarq Acquisition. This impairment charge resulted from a change in our branding strategy to utilize a new Dex market brand for all of our print and online products across our entire footprint and discontinued use of the tradenames acquired in the Embarq Acquisition.

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

LIQUIDITY AND CAPITAL RESOURCES

Debt

The following table presents the fair market value of our long-term debt at December 31, 2008, based on quoted market prices on that date, as well as the carrying value of our long-term debt at December 31, 2008 and 2007, including $86.2 million and $103.8 million, respectively, of fair value adjustments required by GAAP as a result of the Dex Media Merger. We have experienced a significant decline in the fair market value of our debt based primarily on: (i) the significant amount of maturing debt obligations commencing on March 31, 2010 and continuing thereafter; (ii) the current global credit and liquidity crisis; (iii) the significant negative impact on our operating results and cash flows from the overall downturn in the global economy and an increase in competition and more fragmentation in the local business search space; (iv) that certain of our credit ratings have been recently downgraded; and (v) that our common stock ceased trading on the New York Stock Exchange (“NYSE”) on December 31, 2008 and is now traded over-the-counter on the Pink Sheets. Although the fair market value of our debt is based on quoted market prices, there may be limited market depth for these securities such that attributing quoted prices to entire debt tranches may not truly represent the amount at which such debt could be bought or sold.

	Fair Market Value	Carrying Value
	December 31, 2008	December 31, 2008	December 31, 2007

RHD
6.875% Senior Notes due 2013	$26,883	$206,791	$300,000
6.875% Series A-1 Senior Discount Notes due 2013	39,242	301,862	339,222
6.875% Series A-2 Senior Discount Notes due 2013	59,177	455,204	613,649
8.875% Series A-3 Senior Notes due 2016	131,669	1,012,839	1,210,000
8.875% Series A-4 Senior Notes due 2017	159,869	1,229,760	1,500,000
R.H. Donnelley Inc. (“RHDI”)
Credit Facility	771,131	1,341,098	1,571,536
11.75% Senior Notes due 2015	101,153	412,871	—
Dex Media, Inc.
8% Senior Notes due 2013	92,500	510,408	512,097
9% Senior Discount Notes due 2013	138,750	771,488	719,112
Dex Media East
Credit Facility	375,690	1,081,500	1,106,050
Dex Media West
New Credit Facility	440,200	1,080,000	—
Former Credit Facility	—	—	1,071,491
8.5% Senior Notes due 2010	231,000	393,883	398,736
5.875% Senior Notes due 2011	5,232	8,761	8,774
9.875% Senior Subordinated Notes due 2013	180,892	815,791	824,982

Total RHD Consolidated	2,753,388	9,622,256	10,175,649
Less current portion	42,955	113,566	177,175

Long-term debt	$2,710,433	$9,508,690	$9,998,474

On February 13, 2009, the Company borrowed the unused revolving portions under the various credit facilities of its subsidiaries totaling $361.0 million. The Company made the borrowings under the various revolving credit facilities to preserve its financial flexibility in light of the continuing uncertainty in the global credit markets.

The Company’s credit facilities and the indentures governing the notes contain usual and customary representations and warranties as well as affirmative and negative covenants that, among other things, place limitations on our ability to (i) incur additional indebtedness; (ii) pay dividends and repurchase our capital stock; (iii) enter into mergers, consolidations, acquisitions, asset dispositions and sale-leaseback transactions; (iv) make capital expenditures; (v) issue capital stock of our subsidiaries; (vi) engage in transactions with our affiliates; and (vii) make investments, loans and advances, in each case, subject to customary and negotiated exceptions and limitations, as applicable. The Company’s credit facilities also contain financial covenants relating to maximum consolidated leverage, minimum interest coverage and maximum senior secured leverage as defined therein. Substantially all of RHDI’s and its subsidiaries’ assets, including the capital stock of RHDI and its subsidiaries, are pledged to secure the obligations under the RHDI credit facility. Substantially all of the assets of Dex Media East and Dex Media West and their subsidiaries, including their equity interests, are pledged to secure the obligations under their respective credit facilities.

RHD

On October 2, 2007, we issued $1.0 billion aggregate principal amount of 8.875% Series A-4 Senior Notes due 2017 (“Series A-4 Notes”). Proceeds from this issuance were (a) used to repay a $328.0 million RHD credit facility (“RHD Credit Facility”) used to fund the Business.com Acquisition, (b) contributed to RHDI in order to provide funding for the tender offer and consent solicitation of RHDI’s $600.0 million aggregate principal amount 10.875% Senior Subordinated Notes due 2012 (“RHDI Senior Subordinated Notes”) and (c) used to pay related fees and expenses and for other general corporate purposes. On October 17, 2007, we issued an additional $500.0 million of Series A-4 Notes. Proceeds from this issuance were (a) transferred to Dex Media East in order to repay $86.4 million and $213.6 million of the Term Loan A and Term Loan B under the former Dex Media East credit facility, respectively, (b) contributed to RHDI in order to repay $91.8 million, $16.2 million and $83.0 million of Term Loans A-4, D-1, and D-2 under the RHDI credit facility, respectively, and (c) used to pay related fees and expenses. As a result of these refinancing transactions, Term Loan A-4 under the RHDI credit facility was paid in full at December 31, 2007. The repayment of the term loans under the RHDI credit facility was accounted for as an extinguishment of debt resulting in a loss on debt transactions during the year ended December 31, 2007 of $4.2 million related to the write-off of unamortized deferred financing costs.

In July 2008, we registered approximately $1,235.3 million of the Series A-4 Notes.

To finance the Business.com Acquisition and related fees and expenses, on August 23, 2007, RHD entered into a $328.0 million credit facility, with a scheduled maturity date of December 31, 2011. On October 2, 2007, the RHD Credit Facility was paid in full from the proceeds of our Series A-4 Notes. The repayment of the RHD Credit Facility was accounted for as an extinguishment of debt resulting in a loss on debt transactions during the year ended December 31, 2007 of $0.8 million related to the write-off of unamortized deferred financing costs.

Credit Facilities

At December 31, 2008, total outstanding debt under our credit facilities was $3,502.6 million, comprised of $1,341.1 million under the RHDI credit facility, $1,081.5 million under the Dex Media East credit facility and $1,080.0 million under the new Dex Media West credit facility.

RHDI

Effective October 21, 2008, we obtained a waiver under the RHDI credit facility to permit us to make voluntary prepayments of the Term Loan D-1 and Term Loan D-2 at a discount to par provided that such discount is acceptable to those lenders who choose to participate. We are not obligated to make any such prepayments. Such prepayments may be made for a period of 270 days after the date of the waiver in an aggregate amount of up to $400.0 million; provided that any such prepayment must be in an amount not less than $10.0 million. During the year ended December 31, 2008, we repaid $9.8 million of Term Loan D-1 and $45.9 million of Term Loan D-2 under the RHDI credit facility by making voluntary prepayments of $35.5 million, including fees, at a discount to par. As a result, unamortized deferred financing costs of $0.2 million were written off for the year ended December 31, 2008.

On June 6, 2008 and in conjunction with the Debt Exchanges, we amended the RHDI credit facility in order to, among other things, permit the Debt Exchanges and provide additional covenant flexibility. In addition, as part of the amendment, RHDI modified pricing and extended the maturity date of $100.0 million of the RHDI Revolver to June 2011. The remaining $75.0 million of the RHDI Revolver will continue to mature in December 2009.

As of December 31, 2008, outstanding balances under the RHDI credit facility, totaled $1,341.1 million, comprised of $269.3 million under Term Loan D-1 and $1,071.8 million under Term Loan D-2 and no amount was outstanding under the RHDI Revolver (other than $0.2 million utilized under a standby letter of credit). All Term Loans require quarterly principal and interest payments. The RHDI credit facility provides for an uncommitted Term Loan C for potential borrowings up to $400.0 million, such proceeds, if borrowed, to be used to fund acquisitions, refinance certain indebtedness or to make certain restricted payments. As noted above, $75.0 million of the RHDI Revolver matures in December 2009, while $100.0 million of the RHDI Revolver matures in June 2011, and Term Loans D-1 and D-2 require accelerated amortization beginning in 2010 through final maturity in June 2011. The weighted average interest rate of outstanding debt under the RHDI credit facility was 6.77% and 6.50% at December 31, 2008 and 2007, respectively.

As amended on June 6, 2008, as of December 31, 2008, the RHDI credit facility bears interest, at our option, at either:

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

Dex Media East

As of December 31, 2008, the principal amounts owed under the Dex Media East credit facility totaled $1,081.5 million, comprised of $682.5 million under Term Loan A and $399.0 million under Term Loan B and no amount was outstanding under the $100.0 million aggregate principal amount revolving loan facility (“Dex Media East Revolver”) (with an additional $2.6 million utilized under two standby letters of credit). The Dex Media East credit facility also consists of a $200.0 million aggregate principal amount uncommitted incremental facility, in which Dex Media East would have the right, subject to obtaining commitments for such incremental loans, on one or more occasions to increase the Term Loan A, Term Loan B or the Dex Media East Revolver by such amount. The Dex Media East Revolver and Term Loan A will mature in October 2013, and the Term Loan B will mature in October 2014. The weighted average interest rate of outstanding debt under the Dex Media East credit facility was 3.83% and 6.87% at December 31, 2008 and 2007, respectively.

As of December 31, 2008, the Dex Media East credit facility bears interest, at our option, at either:

•	The higher of (i) the base rate determined by the Administrative Agent, JP Morgan Chase Bank, N.A. and (ii) the Federal Funds Effective Rate (as defined) plus 0.50%, and in each case, plus a 0.75% (or 0.50% if leverage ratio is less than 2 to 1) margin on the Dex Media East Revolver and Term Loan A and a 1.00% margin on Term Loan B; or

•	The LIBOR rate plus a 1.75% (or 1.50% if leverage ratio is less than 2 to 1) margin on the Dex Media East Revolver and Term Loan A and a 2.00% margin on Term Loan B. We may elect interest periods of 1, 2, 3, or 6 months (or 9 or 12 months if, at the time of the borrowing, all lenders agree to make such term available), for LIBOR borrowings.

On October 24, 2007, we replaced the former Dex Media East credit facility with the new Dex Media East credit facility. Proceeds from the new Dex Media East credit facility were used on October 24, 2007 to repay the remaining $56.5 million and $139.7 million of Term Loan A and Term Loan B under the former Dex Media East credit facility, respectively, and $32.5 million under the former Dex Media East revolving loan facility. The repayment of the term loans and revolving loan commitments outstanding under the former Dex Media East credit facility was accounted for as an extinguishment of debt resulting in a loss on debt transactions during the year ended December 31, 2007 of $0.2 million related to the write-off of unamortized deferred financing costs.

Proceeds from the new Dex Media East credit facility were also used on November 26, 2007 to fund the redemption of $449.7 million of Dex Media East’s outstanding 9.875% Senior Notes due 2009 and $341.3 million of Dex Media East’s outstanding 12.125% Senior Subordinated Notes due 2012. See below for further details.

Dex Media West

On June 6, 2008, we refinanced the Dex Media West credit facility. The new Dex Media West credit facility consists of a $130.0 million Term Loan A maturing in October 2013, a $950.0 million Term Loan B maturing in October 2014 and a $90.0 million Dex Media West Revolver. In the event that more than $25.0 million of Dex Media West’s 9.875% Senior Subordinated Notes due 2013 (or any refinancing or replacement thereof) are outstanding, the Dex Media West Revolver, Term Loan A and Term Loan B will mature on the date that is three months prior to the final maturity of such notes. The new Dex Media West credit facility includes an up to $400.0 million uncommitted incremental facility (“Incremental Facility”) that may be incurred as additional revolving loans or additional term loans, subject to obtaining commitments for such loans. The Incremental Facility is fully available if used to refinance the Dex Media West 8.5% Senior Notes due 2010, however is limited to $200.0 million if used for any other purpose. The proceeds from the new Dex Media West credit facility were used to refinance the former Dex Media West credit facility and pay related fees and expenses. The refinancing of the former Dex Media West credit facility was accounted for as an extinguishment of debt resulting in a loss on debt transactions during the year ended December 31, 2008 of $2.1 million related to the write-off of unamortized deferred financing costs.

As of December 31, 2008, the principal amounts owed under the new Dex Media West credit facility totaled $1,080.0 million, comprised of $130.0 million under Term Loan A and $950.0 million under Term Loan B and no amount was outstanding under the Dex Media West Revolver. The weighted average interest rate of outstanding debt under the new Dex Media West credit facility was 7.10% at December 31, 2008. The weighted average interest rate of outstanding debt under the former Dex Media West credit facility was 6.51% at December 31, 2007.

As of December 31, 2008, the new Dex Media West credit facility bears interest, at our option, at either:

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

Notes

At December 31, 2008, we had total outstanding notes of $6,119.7 million, comprised of $3,206.5 million outstanding RHD notes, $412.9 million outstanding RHDI notes, $1,281.9 million outstanding Dex Media, Inc. notes and $1,218.4 million outstanding Dex Media West notes.

RHD

At December 31, 2008, RHD had total outstanding notes of $3,206.5 million, comprised of $206.8 million 6.875% Senior Notes, $301.9 million 6.875% Series A-1 Senior Discount Notes, $455.2 million 6.875% Series A-2 Senior Discount Notes, $1,012.8 million 8.875% Series A-3 Senior Notes and $1,229.8 million 8.875% Series A-4 Senior Notes.

In October 2008, we repurchased $21.5 million of our Notes for a purchase price of $7.4 million. In September 2008, we repurchased $165.5 million ($159.9 million accreted value, as applicable) of our Notes for a purchase price of $84.7 million.

On June 25, 2008, RHDI exchanged $594.2 million ($585.7 million accreted value, as applicable) of the RHD Notes for $412.9 million of the RHDI Senior Notes, resulting in a reduction of our debt of $172.8 million.

We have issued $1.5 billion aggregate principal amount of 8.875% Series A-4 Senior Notes due 2017. Interest on the Series A-4 Notes is payable semi-annually on April 15th and October 15th of each year, commencing on April 15, 2008. The Series A-4 Notes are senior unsecured obligations of RHD, senior in right of payment to all of RHD’s existing and future senior subordinated debt and future subordinated obligations and rank equally with any of RHD’s existing and future senior unsecured debt. The Series A-4 Notes are effectively subordinated to RHD’s secured debt, including RHD’s guarantee of borrowings under the RHDI credit facility and are structurally subordinated to any existing or future liabilities (including trade payables) of our direct and indirect subsidiaries.

We have issued $300.0 million of 6.875% Senior Notes due January 15, 2013 (“Holdco Notes”), the proceeds of which were used to redeem 100,303 shares of the then outstanding Preferred Stock from the GS Funds, pay transaction costs and repay debt associated with RHDI’s Credit Facility. Interest is payable on the Holdco Notes semi-annually in arrears on January 15th and July 15th of each year, commencing July 15, 2005.

In order to fund the cash portion of the Dex Media Merger purchase price, we issued $660.0 million aggregate principal amount at maturity ($600.5 million gross proceeds) of 6.875% Series A-2 Senior Discount Notes due January 15, 2013 and $1.21 billion principal amount of 8.875% Series A-3 Senior Notes due January 15, 2016. Interest is payable semi-annually on January 15th and July 15th of each year for the Series A-2 Senior Discount Notes and the Series A-3 Senior Notes, commencing July 15, 2006. We also issued $365.0 million aggregate principal amount at maturity ($332.1 million gross proceeds) of 6.875% Series A-1 Senior Discount Notes due January 15, 2013 to fund the GS Repurchase. Interest is payable semi-annually on January 15th and July 15th of each year, commencing July 15, 2006. All of these notes are unsecured obligations of RHD, senior in right of payment to all future senior subordinated and subordinated indebtedness of RHD and structurally subordinated to all indebtedness of our subsidiaries.

RHDI

On June 25, 2008, RHDI exchanged $594.2 million ($585.7 million accreted value) of the RHD Notes for $412.9 million of the RHDI Senior Notes. Interest on the RHDI Senior Notes is payable semi-annually on May 15th and November 15th of each year, commencing November 15, 2008. The RHDI Senior Notes are senior unsecured obligations of RHDI and rank equally with all of RHDI’s other senior unsecured indebtedness. The RHDI Senior Notes are fully and unconditionally guaranteed by RHD and RHDI’s subsidiaries that guarantee the obligations under the RHDI credit facility on a general, senior unsecured basis. The RHDI Senior Notes are effectively subordinated in right of payment to all of RHDI’s existing and future secured debt to the extent of the value of the assets securing such debt. The RHDI Senior Notes are also structurally subordinated to all existing and future liabilities (including trade payables) of RHDI’s existing and future subsidiaries that do not guarantee the RHDI Senior Notes. The RHD guarantee with respect to the RHDI Senior Notes is structurally subordinated to the liabilities of RHD’s subsidiaries, other than RHDI and its subsidiaries that guarantee obligations under the RHDI Senior Notes. Claims with respect to the RHDI Senior Notes are structurally senior to claims with respect to any outstanding RHD notes.

In connection with the Embarq Acquisition, RHDI issued $325.0 million aggregate principal amount 8.875% Senior Notes due 2010 (“Senior Notes”) and $600.0 million of Senior Subordinated Notes. In December 2005, we repurchased through a tender offer and exit consent solicitation $317.1 million of the Senior Notes. The remaining $7.9 million of Senior Notes were redeemed in December 2007. Proceeds from the RHDI Revolver were used to fund the December 2007 redemption, a redemption premium of $0.2 million and pay transaction costs. The redemption of the Senior Notes was accounted for as an extinguishment of debt resulting in a loss on debt transactions of $0.2 million during the year ended December 31, 2007, consisting of the redemption premium and the write-off of unamortized deferred financing costs of less than $0.1 million.

In October 2007, under the terms and conditions of a tender offer and consent solicitation to purchase the Senior Subordinated Notes that we commenced on September 18, 2007, $599.9 million, or 99.9%, of the outstanding Senior Subordinated Notes were repurchased. Proceeds from the Series A-4 Notes were contributed by RHD to RHDI in order to fund the repurchase of the Senior Subordinated Notes, a tender premium of $39.7 million and pay transaction costs of the tender offer. In December 2007, the remaining $0.1 million of Senior Subordinated Notes were redeemed. The tender and redemption of the Senior Subordinated Notes was accounted for as an extinguishment of debt resulting in a loss on debt transactions of $51.3 million during the year ended December 31, 2007, consisting of the tender premium and the write-off of unamortized deferred financing costs of $11.6 million.

Dex Media, Inc.

At December 31, 2008, Dex Media, Inc. had total outstanding notes of $1,281.9 million, comprised of $510.4 million 8% Senior Notes and $771.5 million 9% Senior Discount Notes.

Dex Media, Inc. has issued $500.0 million aggregate principal amount of 8% Senior Notes due 2013. These Senior Notes are unsecured obligations of Dex Media, Inc. and interest is payable on May 15th and November 15th of each year. As of December 31, 2008, $500.0 million aggregate principal amount was outstanding excluding fair value adjustments.

Dex Media, Inc. has issued $750.0 million aggregate principal amount of 9% Senior Discount Notes due 2013, under two indentures. Under the first indenture totaling $389.0 million aggregate principal amount, the 9% Senior Discount Notes were issued at an original issue discount with interest accruing at 9%, per annum, compounded semi-annually. These Senior Discount Notes are unsecured obligations of Dex Media, Inc. and interest accrues in the form of increased accreted value until November 15, 2008 (“Full Accretion Date”), at which time the accreted value will be equal to the full principal amount at maturity. Under the second indenture totaling $361.0 million aggregate principal amount, interest accrues at 8.37% per annum, compounded semi-annually, which creates a premium at the Full Accretion Date that will be amortized over the remainder of the term. After November 15, 2008, the 9% Senior Discount Notes bear cash interest at 9% per annum, payable semi-annually on May 15th and November 15th of each year. These Senior Discount Notes are unsecured obligations of Dex Media, Inc. and no cash interest will accrue on the discount notes prior to the Full Accretion Date. As of December 31, 2008, $749.9 million aggregate principal amount was outstanding excluding fair value adjustments.

Dex Media East

On November 26, 2007, proceeds from the new Dex Media East credit facility were used to fund the redemption of $449.7 million of Dex Media East’s outstanding 9.875% Senior Notes due 2009, $341.3 million of Dex Media East’s outstanding 12.125% Senior Subordinated Notes due 2012, redemption premiums associated with these Senior Notes and Senior Subordinated Notes of $11.1 million and $20.7 million, respectively, and pay transaction costs. The redemption of these Senior Notes and Senior Subordinated Notes was accounted for as an extinguishment of debt resulting in a loss on debt transactions of $31.8 million during the year ended December 31, 2007 related to the redemption premiums. In addition, as a result of redeeming these Senior Notes and Senior Subordinated Notes, the loss on debt transactions was offset by $62.2 million during the year ended December 31, 2007, resulting from accelerated amortization of the remaining fair value adjustment recorded as a result of the Dex Media Merger.

Dex Media West

At December 31, 2008, Dex Media West had total outstanding notes of $1,218.4 million, comprised of $393.9 million 8.5% Senior Notes, $8.7 million 5.875% Senior Notes and $815.8 million Senior Subordinated Notes.

Dex Media West issued $385.0 million aggregate principal amount of 8.5% Senior Notes due 2010. These Senior Notes are unsecured obligations of Dex Media West and interest is payable on February 15th and August 15th of each year. As of December 31, 2008, $385.0 million aggregate principal amount was outstanding excluding fair value adjustments.

Dex Media West issued $300.0 million aggregate principal amount of 5.875% Senior Notes due 2011. These Senior Notes are unsecured obligations of Dex Media West and interest is payable on May 15th and November 15th of each year. As of December 31, 2008, $8.7 million aggregate principal amount was outstanding excluding fair value adjustments.

Dex Media West issued $780 million aggregate principal amount of 9.875% Senior Subordinated Notes due 2013. These Senior Subordinated Notes are unsecured obligations of Dex Media West and interest is payable on February 15th and August 15th of each year. As of December 31, 2008, $761.7 million aggregate principal amount was outstanding excluding fair value adjustments.

Debt Refinancings and Repurchases

The purpose of the debt refinancings and repurchases noted above was to reduce near-term mandatory debt repayments, extend our maturity profile, provide additional covenant flexibility and reduce debt levels. During the year ended December 31, 2008, we reduced net debt outstanding by $638.5 million, which includes the benefit of the fair value adjustment, through a combination of mandatory repayments, optional prepayments and the financing activities noted below. As a result of the financing activities noted below, we reduced our outstanding debt by $410.0 million and recorded a gain of $265.2 million during the year ended December 31, 2008.

As a result of the voluntary prepayments made under the RHDI credit facility, we recognized a gain of $20.0 million during the year ended December 31, 2008, consisting of the difference between the face amount of the Term Loans repaid and the voluntary prepayments made, offset by the write-off of unamortized deferred financing costs of $0.2 million.

As a result of the October 2008 Debt Repurchases, we recognized a gain of $13.6 million during the year ended December 31, 2008, consisting of the difference between the par value and purchase price of the Notes, offset by the write-off of unamortized deferred financing costs of $0.5 million.

The September 2008 Debt Repurchases resulted in a gain of $72.4 million during the year ended December 31, 2008, representing the difference between the accreted value (in the case of the senior discount notes) or par value, as applicable, and the purchase price of the Notes, offset by the write-off of unamortized deferred financing costs of $2.9 million.

The Debt Exchanges resulted in a gain of approximately $161.3 million during the year ended December 31, 2008, representing the difference between the accreted value (in the case of the senior discount notes) or par value, as applicable, of the extinguished RHD Notes and RHDI Senior Notes, offset by the write-off of unamortized deferred financing costs of $11.5 million associated with the extinguished RHD Notes.

In addition, during the year ended December 31, 2008, we recognized a charge of $2.2 million for the write-off of unamortized deferred financing costs associated with the refinancing of the former Dex Media West credit facility and portions of the amended RHDI credit facility, which have been accounted for as extinguishments of debt.

Impact of Dex Media Merger

As a result of the Dex Media Merger, an adjustment was established to record the acquired debt at fair market value on January 31, 2006. This fair value adjustment is amortized as a reduction of interest expense over the remaining term of the respective debt agreements using the effective interest method and does not impact future scheduled interest or principal payments. Amortization of the fair value adjustment included as a reduction of interest expense or loss on debt transactions, as applicable, was $17.6 million, $92.1 million (including $62.2 million related to the redemption of Dex Media East’s Senior Notes and Senior Subordinated Notes, which was recorded as a loss on debt transactions) and $26.4 million during the years ended December 31, 2008, 2007 and 2006, respectively. A total premium of $222.3 million was recorded upon consummation of the Dex Media Merger, of which $86.2 million remains unamortized at December 31, 2008, as shown in the following table. In connection with the redemption of Dex Media East’s Senior Notes and Senior Subordinated Notes, the remaining fair value adjustment related to these debt obligations was fully amortized as of December 31, 2007.

			Dex Media
			Long-Term Debt at
	Unamortized Fair	Dex Media	December 31, 2008
	Value Adjustment at	Long-Term Debt	Excluding Unamortized
	December 31, 2008	at December 31, 2008	Fair Value Adjustment

Dex Media, Inc.
Dex Media, Inc. 8% Senior Notes	$10,408	$510,408	$500,000
Dex Media, Inc. 9% Senior Discount Notes	12,697	771,488	758,791
Dex Media West
Dex Media West 8.5% Senior Notes	8,883	393,883	385,000
Dex Media West 5.875% Senior Notes	41	8,761	8,720
Dex Media West 9.875% Senior Subordinated Notes	54,141	815,791	761,650

Total Dex Media Outstanding Debt at January 31, 2006	$86,170	$2,500,331	$2,414,161

Share Repurchases and Other Common Stock Transactions

In November 2007, the Company’s Board of Directors authorized a $100.0 million stock repurchase plan (“Repurchase Plan”). This authorization permitted the Company to purchase its shares of common stock in the open market pursuant to Rule 10b-18 of the Securities Exchange Act of 1934 or through block trades or otherwise over the following twelve months, based on market conditions and other factors, which purchases may be made or suspended at any time. In accordance with the Repurchase Plan, we repurchased 2.5 million shares of RHD common stock at a cost of $95.7 million during December 2007, of which $6.1 million was funded in January 2008. No shares of RHD common stock were repurchased during the year ended December 31, 2008 and the Repurchase Plan is now expired.

Tax Basis of Acquisitions

In connection with the AT&T Directory Acquisition and the Embarq Acquisition, we made an election under Internal Revenue Code Section 338(h)(10) to treat the applicable stock purchase as an asset purchase, which, in each case, permitted us to record the acquired intangible assets and goodwill at fair value for tax purposes, rather than at the prior owners’ tax cost basis (“carry-over basis”), which, in all cases, was significantly less than fair value. Intangible assets and goodwill acquired in the Dex Media Merger were recorded at their carry-over basis for tax purposes and are being amortized using the straight-line method over 15 years from their inception. Such intangible assets and goodwill previously benefited from the treatment of an asset purchase for tax purposes by the prior owners of Dex Media.

Accordingly, our tax deductible amortization is substantially higher than it would have been in a typical stock purchase transaction since it is based upon the fair value of the acquired intangible assets and goodwill using the straight-line method generally over 15 years. Annual amortization of goodwill and the other acquired intangible assets for tax purposes is approximately $675.1 million. As a result of this amortization expense which offsets taxable income, our cash tax requirements are significantly reduced by the tax effect of these amortization deductions.

Impact of Economic Instability on Prospective Pension Funding

As a result of the credit and liquidity crisis in the United States and throughout the global financial system, substantial volatility in world capital markets and the banking industry has occurred. This volatility and other events have had a significant negative impact on financial markets, as well as the overall economy. As a result of the global economic instability, our pension plan’s investment portfolio has incurred significant volatility and a decline in fair value during 2008. However, because the values of our pension plan’s individual investments have and will fluctuate in response to changing market conditions, the amount of gains or losses that will be recognized in subsequent periods and the impact on the funded status of the pension plan and future minimum required cash contributions, if any, cannot be determined at this time. In addition, as a result of these developments, the Company will use a rate of 8.0% as the expected long-term rate of return assumption on the plan assets for our pension plans in 2009. The basis used for determining this rate was the long-term capital market return forecasts for an asset mix similar to our plans’ asset allocation target of 65% equity securities and 35% debt securities.

Liquidity and Cash Flows

Our primary source of liquidity will continue to be cash flows generated from operations. We expect that our primary liquidity requirements will be to fund operations and service the Company’s indebtedness. Our ability to meet our debt service requirements will be dependent on our ability to generate sufficient cash flows from operations. Our primary sources of cash flows will consist mainly of cash receipts from the sale of advertising in our yellow pages and from our online products and services and can be impacted by, among other factors, general economic conditions, an increase in competition and more fragmentation in the local business search space, consumer confidence and the level of demand for our advertising products and services. Based on current financial projections, we expect to be able to continue to generate cash flows from operations in amounts sufficient to fund our operations and capital expenditures, as well as meet our debt service requirements and satisfy our interest and principal payment obligations through February 2010. However, such estimates also indicate that our cash flows from operations will not be sufficient to satisfy maturing debt obligations commencing on March 31, 2010 and continuing thereafter. We make no assurances that our business will generate sufficient cash flows from operations to enable us to fund our operations and capital expenditures, meet all debt service requirements, pursue all of our strategic initiatives, or for other purposes. Furthermore, the unprecedented instability in the financial markets may make it difficult for us to obtain financing or refinancing, as the case may be, on satisfactory terms or at all. From time to time we may purchase our equity and/or debt securities and/or our subsidiaries’ debt securities through privately negotiated transactions, open market purchases or otherwise depending on, among other things, the availability of funds, alternative investments and market conditions. In addition, from time to time we may prepay certain of our subsidiaries’ term debt, or portions thereof, depending on, among other things, availability of funds and market conditions.

See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” — “Recent Trends Related to Our Business” and “Going Concern” for additional information related to trends and uncertainties with respect to our business and our ability to continue to operate as a going concern.

Primarily as a result of our business combinations, we have a significant amount of debt. Aggregate outstanding debt as of December 31, 2008 was $9.6 billion (including fair value adjustments of $86.2 million required by GAAP as a result of the Dex Media Merger). During the year ended December 31, 2008, we reduced net debt outstanding by $638.5 million, which includes the benefit of the fair value adjustment, through a combination of mandatory repayments, optional prepayments and the financing activities noted below. As a result of the financing activities noted above, we reduced our outstanding debt by $410.0 million.

During the year ended December 31, 2008, we made scheduled principal payments of $60.7 million and prepaid an additional $1,221.0 million in principal under our credit facilities, which includes prepayments associated with the refinancing of the former Dex Media West credit facility, for total credit facility repayments of $1,281.7 million excluding revolver payments. During the year ended December 31, 2008, we made revolver payments of $422.1 million, offset by revolver borrowings of $398.1 million, resulting in a net decrease of $24.0 million of the revolver portions under the Company’s credit facilities.

For the year ended December 31, 2008, we made aggregate net cash interest payments of $746.5 million. At December 31, 2008, we had $131.2 million of cash and cash equivalents before checks not yet presented for payment of $10.8 million, and combined available borrowings under our revolvers of $362.2 million. During the year ended December 31, 2008, we periodically utilized our revolvers as a financing resource to balance the timing of our periodic payments and our prepayments made under our credit facilities and interest payments on our senior notes and our subsidiaries’ senior notes and senior subordinated notes with the timing of cash receipts from operations.

Cash Flow Activities

Cash provided by operating activities was $548.7 million for the year ended December 31, 2008. Key contributors to operating cash flow include the following:

•	$(2,298.3) million in net loss, which includes the impact of the non-cash goodwill impairment charges.

•	$2,558.5 million of net non-cash items consisting of the non-cash impairment charges of $3,870.4 million, offset by $(1,311.9) million in deferred income taxes, which includes the tax impact of the non-cash goodwill impairment charges.

•	$(265.2) million net gain on the debt transactions.

•	$680.9 million of other net non-cash items primarily consisting of $483.3 million of depreciation and amortization, $138.4 million in bad debt provision, of which $36.4 million relates to the change in net accounts receivable, $29.5 million of stock-based compensation expense, $24.7 million of net additional interest expense associated with ineffective interest rate swaps and $5.0 million in other non-cash items, primarily consisting of $65.1 million related to the accretion of our discounted debt, $29.0 million related to the amortization of deferred financing costs, offset by $32.5 million associated with the change in fair value of our interest rate swaps, $38.0 million associated with the freeze on the Company’s defined benefit plans and the elimination of the retiree health care and life insurance benefits and $17.6 million associated with the amortization of the fair value adjustments required by GAAP as a result of the Dex Media Merger, which reduced interest expense.

•	$197.7 million net use of cash from a decrease in deferred directory revenues of $95.8 million due to lower advertising sales and an increase in accounts receivable of $101.9 million, representing the increase in accounts receivable net of the provision for bad debts of $138.3 million, due to an increase in days outstanding of customer balances and deterioration in accounts receivable aging categories, which has been driven by the extension of the write-off policy in our Qwest markets to conform to the legacy RHD markets, weaker economic conditions and the transition to in-house billing and collection services for certain local customers in our Qwest markets that were previously performed by Qwest on our behalf. The change in deferred revenues and accounts receivable are analyzed together given the fact that when a directory is published, the annual billable value of that directory is initially deferred and unbilled accounts receivable are established. Each month thereafter, typically one twelfth of the billing value is recognized as revenues and billed to customers.

•	$45.0 million net source of cash from a decrease in other assets, consisting of a $28.7 million decrease in prepaid directory costs resulting from publication seasonality as well as a $16.3 million decrease in other current and non-current assets, primarily relating to deferred commissions, print, paper and delivery costs and changes in the fair value of the Company’s interest rate swap agreements.

•	$25.4 million net use of cash from a decrease in accounts payable and accrued liabilities, primarily reflecting a $39.5 million decrease in trade accounts payable resulting from timing of invoice processing versus payment thereon and a $17.7 million decrease in accrued interest payable on outstanding debt, offset by a $31.8 million increase in other accrued liabilities.

•	$50.9 million increase in other non-current liabilities, including pension and postretirement long-term liabilities.

Cash used in investing activities for the year ended December 31, 2008 was $66.3 million and includes the following:

•	$70.6 million used to purchase fixed assets, primarily computer equipment, software and leasehold improvements.

•	$4.3 million in cash proceeds from the disposition of an equity investment in the fourth quarter of 2007, which were received in January 2008.

Cash used in financing activities for the year ended December 31, 2008 was $397.2 million and includes the following:

•	$1,017.2 million in proceeds, net of costs, from borrowings under our new Dex Media West credit facility, which was used to refinance the former Dex Media West credit facility and pay related fees and expenses.

•	$1,281.7 million in principal payments on term loans under our credit facilities and notes. With regard to our credit facilities, $60.7 million represents scheduled principal payments and $1,221.0 million represents principal payments made on an accelerated basis, at our option, from proceeds received with the new Dex Media West credit facility and from available cash flow generated from operations.

•	$398.1 million in borrowings under our revolvers, used primarily to fund temporary working capital requirements.

•	$422.1 million in principal payments on our revolvers.

•	$92.1 million associated with the October 2008 Debt Repurchases and September 2008 Debt Repurchases.

•	$10.5 million in fees associated with the issuance of the RHDI Senior Notes and voluntary prepayments made under the RHDI credit facility, which have been accounted for as non-cash financing activities.

•	$6.1 million used to repurchase our common stock. This use of cash pertains to common stock repurchases made during 2007 that settled in January 2008.

•	$0.1 million in the decreased balance of checks not yet presented for payment.

•	$0.1 million in proceeds from the exercise of employee stock options.

Cash provided by operating activities was $691.8 million for the year ended December 31, 2007. Key contributors to operating cash flow include the following:

•	$46.9 million in net income.

•	$666.1 million of net non-cash charges primarily consisting of $463.1 million of depreciation and amortization, $80.8 million in bad debt provision, $39.0 million of stock-based compensation expense, $47.3 million in other non-cash charges, primarily related to the amortization of deferred financing costs and amortization of the fair value adjustments required by GAAP as a result of the Dex Media Merger, $26.3 million loss on debt transactions related to the 2007 refinancing transactions noted above, $8.7 million in deferred income taxes, and $0.9 million loss on disposal of fixed assets.

•	$122.2 million net use of cash from an increase in accounts receivable of $95.8 million and a decrease in deferred directory revenue of $26.4 million. The change in deferred revenue and accounts receivable are analyzed together given the fact that when a directory is published, the annual billable value of that directory is initially deferred and unbilled accounts receivable are established. Each month thereafter, typically one twelfth of the billing value is recognized as revenue and billed to customers.

•	$6.0 million net use of cash from an increase in other assets, consisting of a $5.1 million increase in other current and non-current assets, primarily relating to deferred commissions, print, paper and delivery costs and changes in the fair value of the Company’s interest rate swap agreements, and a $0.9 million increase in prepaid expenses.

•	$66.1 million net source of cash from an increase in accounts payable and accrued liabilities, primarily reflecting a $47.9 million increase in trade accounts payable and a $19.4 million increase in accrued interest payable on outstanding debt, partially offset by a $1.2 million decrease in accrued liabilities, which include accrued salaries and related bonuses and accrued income taxes.

•	$40.9 million increase in other non-current liabilities, including pension and postretirement long-term liabilities.

Cash used in investing activities for the year ended December 31, 2007 was $409.1 million and includes the following:

•	$77.5 million used to purchase fixed assets, primarily computer equipment, software and leasehold improvements.

•	$329.1 million of net cash payments to acquire Business.com.

•	$2.5 million used to fund an equity investment.

Cash used in financing activities for the year ended December 31, 2007 was $392.9 million and includes the following:

•	$1,468.7 million in proceeds, net of costs, from the issuance of the Series A-4 Notes, which were used to fund the repayment of the RHD Credit Facility, the redemption of RHDI’s 10.875% Senior Subordinated Notes, partial repayment of the Term Loans under the former Dex Media East credit facility and partial repayment of Term Loans A-4, D-1 and D-2 and the RHDI Revolver under the RHDI credit facility.

•	$1,416.8 million in proceeds, net of costs, from borrowings under our credit facilities. The new Dex Media East credit facility was used to fund the repayment of the remaining Term Loans and revolver under the former Dex Media East credit facility and the redemption of Dex Media East’s 9.875% Senior Notes and 12.125% Senior Subordinated Notes. The RHD Credit Facility was used to fund the Business.com Acquisition.

•	$1,674.1 million in principal payments on term loans under our credit facilities. Of this amount, $239.9 million represents scheduled principal payments and $1,434.2 million represents principal payments made on an accelerated basis, at our option, from proceeds received with the 2007 refinancing transactions and from available cash flow generated from operations.

•	$1,470.6 million in note repayments. Of this amount, $1,398.9 million was used to redeem RHDI’s 8.875% Senior Notes and 10.875% Senior Subordinated Notes and Dex Media East’s 9.875% Senior Notes and 12.125% Senior Subordinated Notes. Tender and redemption premium payments of $71.7 million were incurred in conjunction with these note repayments.

•	$722.6 million in borrowings under our revolvers, used primarily to fund temporary working capital requirements, as well as the repurchase of our common stock and the redemption of RHDI’s 8.875% Senior Notes.

•	$781.4 million in principal payments on our revolvers.

•	$89.6 million used to repurchase our common stock. Amount represents the value of common stock repurchased actually settled in cash as of December 31, 2007.

•	$13.4 million in proceeds from the exercise of employee stock options.

•	$9.0 million in proceeds from the issuance of common stock in connection with the Business.com Acquisition.

•	$7.7 million in the decreased balance of checks not yet presented for payment.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements.

Contractual Obligations

The contractual obligations table presented below sets forth our annual commitments as of December 31, 2008 for principal and interest payments on our debt, as well as other cash obligations for the next five years and thereafter. The debt repayments as presented in this table include only the scheduled principal payments under our current debt agreements and do not include any anticipated prepayments. The debt repayments also exclude fair value adjustments required under purchase accounting, as these adjustments do not impact our payment obligations.

	Payments Due by Period
		Less than	1-3	3-5	More than 5
	Total	1 Year	Years	Years	Years
	(Amounts in millions)

Principal Payments on Long-Term Debt(1)	$9,536.1	$113.6	$2,004.0	$3,479.2	$3,939.3
Interest on Long-Term Debt(2)	4,008.7	739.8	1,323.5	1,147.5	797.9
Operating Leases(3)	207.7	31.2	51.8	41.6	83.1
Unconditional Purchase Obligations(4)	117.4	36.5	54.6	24.9	1.4
Other Long-Term Liabilities(5)	304.4	41.0	53.4	56.1	153.9

Total Contractual Obligations	$14,174.3	$962.1	$3,487.3	$4,749.3	$4,975.6

(1)	Included in long-term debt are principal amounts owed under our credit facilities and our senior notes and senior subordinated notes, including the current portion of long-term debt.

(2)	Interest on debt represents cash interest payment obligations assuming all indebtedness at December 31, 2008 will be paid in accordance with its contractual maturity and assumes interest rates on variable interest debt as of December 31, 2008 will remain unchanged in future periods. The weighted average interest rates under the RHDI, new Dex Media East and new Dex Media West Credit Facilities were 6.77%, 3.83% and 7.10%, respectively, at December 31, 2008. Please refer to “Liquidity and Capital Resources” for interest rates on our senior notes and our senior subordinated notes.

(3)	We enter into operating leases in the normal course of business. Substantially all lease agreements have fixed payment terms. Some lease agreements provide us with renewal or early termination options. Our future operating lease obligations would change if we exercised these renewal or early termination options and if we entered into additional operating lease agreements. The amounts in the table assume we do not exercise any such renewal or early termination options.

(4)	In connection with our software system modernization and on-going support services related to the Amdocs software system, we are obligated to pay Amdocs approximately $92.7 million over the years 2009 through 2012. In connection with the AT&T Directory Acquisition, we entered into an Internet Yellow Pages reseller agreement whereby we are obligated to pay to AT&T $3.0 million in 2009. We have entered into agreements with Yahoo!, whereby Yahoo! will serve and maintain our local search listings for placement on its web-based electronic local information directory and electronic mapping products. We are obligated to pay Yahoo! up to $13.2 million during 2009 and 2010. We have entered into a Directory Advertisement agreement with a CMR to cover advertising placed with RHD by the CMR on behalf of Qwest. Under this agreement, we are obligated to pay the CMR approximately $7.7 million for commissions over the years 2009 through 2014.

(5)	We have defined benefit plans covering substantially all employees. Our funding policy is to contribute an amount at least equal to the minimum legal funding requirement. Based on past performance and the uncertainty of the dollar amounts to be paid, if any, we have excluded such amounts from the above table. We also have unfunded postretirement plans that provide certain healthcare and life insurance benefits to those full-time employees who reach retirement age while working for the Company. See Item 8, “Financial Statements and Supplementary Data” — Note 9, “Benefit Plans” for changes made to our defined benefit plans and unfunded postretirement plans effective January 1, 2009. Those expected future benefit payments, including administrative expenses, net of employee contributions, are included in the table above. We expect to make contributions of approximately $65.9 million and $6.1 million to our pension plans and postretirement plan, respectively, in 2009.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Interest Rate Risk and Risk Management

The RHDI credit facility and the new Dex Media West and Dex Media East credit facilities each bear interest at variable rates and, accordingly, our earnings and cash flow are affected by changes in interest rates. The RHDI credit facility required that we maintain hedge agreements to provide either a fixed interest rate or interest rate protection on at least 50% of RHDI’s total outstanding debt. This requirement expired on December 31, 2008. The new Dex Media West and Dex Media East credit facilities require that we maintain hedge agreements to provide a fixed rate on at least 33% of their respective indebtedness. The Company has entered into the following interest rate swaps that effectively convert approximately $2.4 billion, or 69%, of the Company’s variable rate debt to fixed rate debt as of December 31, 2008. At December 31, 2008, approximately 36% of our total debt outstanding consists of variable rate debt, excluding the effect of our interest rate swaps. Including the effect of our interest rate swaps, total fixed rate debt comprised approximately 89% of our total debt portfolio as of December 31, 2008. Under the terms of the agreements, the Company receives variable interest based on three-month LIBOR and pays a fixed rate of interest.

Effective Dates	Notional Amount		Pay Rates	Maturity Dates
	(Amounts
	in millions)

September 7, 2004	$100	(1)	3.750%	September 7, 2009
September 15, 2004	150	(2)	3.884% — 3.910%	September 15, 2009
September 17, 2004	50	(1)	3.740%	September 17, 2009
February 14, 2006	200	(2)	4.925% — 4.93%	February 14, 2009
May 25, 2006	300	(3)	5.326%	May 25, 2009 — May 26, 2009
May 26, 2006	200	(2)	5.2725% — 5.275%	May 26, 2009
May 31, 2006	50	(1)	5.312%	May 31, 2009
June 12, 2006	150	(2)	5.27% — 5.279%	June 12, 2009
November 26, 2007	600	(4)	4.1852% — 4.604%	November 26, 2010 — November 26, 2012
February 28, 2008	100	(1)	3.212%	February 28, 2011
March 20, 2008	100	(1)	2.5019%	March 21, 2011
March 31, 2008	100	(1)	3.50%	March 29, 2013
September 23, 2008	150	(1)	3.6172%	September 23, 2010
September 30, 2008	150	(1)	3.955%	September 30, 2011

Total	$2,400

(1)	Consists of one swap.

(2)	Consists of two swaps.

(3)	Consists of three swaps.

(4)	Consists of four swaps.

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

Interest rate swaps with a notional value of $850.0 million have been designated as cash flow hedges to hedge three-month LIBOR-based interest payments on $850.0 million of bank debt. As of December 31, 2008, these respective interest rate swaps provided an effective hedge of the three-month LIBOR-based interest payments on $850.0 million of bank debt.

The notional amount of our interest rate swaps is used to measure interest to be paid or received and does not represent the amount of exposure to credit loss. Assuming a 0.125% increase in the interest rate associated with the floating rate borrowings under our credit facilities (after giving effect to the interest rate swaps), interest expense would increase $1.4 million on an annual basis.

See Note 2, “Summary of Significant Accounting Policies” and Note 6, “Derivative Financial Instruments,” included in Item 8 of this Annual Report, for additional information regarding our derivative financial instruments and hedging activities.

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

As a result of the amendment of the RHDI credit facility and the refinancing of the former Dex Media West credit facility, the interest rate swaps associated with these credit facilities were deemed ineffective on June 6, 2008. Interest expense for the year ended December 31, 2008 includes a non-cash charge of $21.0 million resulting from amounts charged to accumulated other comprehensive loss related to these interest rate swaps prior to June 6, 2008. Interest expense for the year ended December 31, 2008 also includes a non-cash charge of $3.7 million resulting from the change in the fair value of these interest rate swaps between June 6, 2008 and December 31, 2008.

During May 2006, the Company entered into $1.0 billion notional value of interest rate swaps, which were not designated as cash flow hedges until July 2006. The Company recorded changes in the fair value of these interest rate swaps as a reduction to interest expense of $4.4 million for the year ended December 31, 2006. In addition, certain interest rate swaps acquired as a result of the Dex Media Merger with a notional amount of $425 million were not designated as cash flow hedges. During the years ended December 31, 2007 and 2006, $125 million and $300 million, respectively, of these interest rate swaps were settled, leaving no undesignated swaps at December 31, 2007. For the year ended December, 31, 2007 and 2006, the Company recorded additional interest expense of $3.4 million and $3.7 million, respectively, as a result of the change in fair value of the acquired undesignated interest rate swaps.

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

Management assessed the effectiveness of R.H. Donnelley Corporation’s internal control over financial reporting as of December 31, 2008. In undertaking this assessment, management used the criteria established by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission contained in the Internal Control — Integrated Framework.

Based on its assessment, management identified a material weakness in R.H. Donnelley Corporation’s internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. As a result of the material weakness described below, management has concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2008 based on the COSO criteria.

R.H. Donnelley Corporation’s processes, procedures and controls related to financial reporting were not effective to ensure that amounts related to deferred income tax assets and liabilities and the resulting current and deferred income tax expense and related footnote disclosures were accurate. The Company did not maintain effective controls over the review and analysis of calculations and related supporting documentation underlying the deferred tax provision to ensure a complete, comprehensive and timely review of deferred income tax accounts and related footnote disclosures. The material weakness resulted in material errors in the foregoing accounts included in the Company’s preliminary financial statements as of and for the year ended December 31, 2008 that were corrected prior to the issuance of the Company’s consolidated financial statements.

The Company’s internal control over financial reporting as of December 31, 2008 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report that appears in page F-4. KPMG LLP has also audited the Company’s Consolidated Financial Statements of R. H. Donnelley and subsidiaries as of and for the year ending December 31, 2008, included in this Annual Report on Form 10-K, as stated in their report that appears on page F-3.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
R.H. Donnelley Corporation:

We have audited the accompanying consolidated balance sheets of R.H. Donnelley Corporation and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of operations and comprehensive income (loss), cash flows and changes in shareholders’ equity (deficit) for each of the years in the three year period ended December 31, 2008. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of R.H. Donnelley Corporation and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the years in the three year period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 2 to the consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards No. 157, Fair Value Measurement, effective January 1, 2008, FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes: an Interpretation of FASB Statement No. 109, effective January 1, 2007 and Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R), effective December 31, 2006.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has significant amounts of maturing debt which it may be unable to satisfy commencing March 31, 2010, significant negative impacts on operating results and cash flows from the overall downturn in the global economy and higher customer attrition, and possible debt covenant violations in 2009 that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), R.H. Donnelley Corporation’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated March 27, 2009 expressed an adverse opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Raleigh, North Carolina
March 27, 2009

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
R.H. Donnelley Corporation:

We have audited R.H. Donnelley Corporation’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). R.H. Donnelley Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. A material weakness related to the Company’s internal controls over financial reporting for deferred income tax accounts and related footnote disclosures has been identified and included in management’s assessment.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of R.H. Donnelley Corporation and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of operations and comprehensive income (loss), cash flows and changes in shareholders’ equity (deficit) for each of the years in the three-year period ended December 31, 2008. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2008 consolidated financial statements, and this report does not affect our report dated March 27, 2009, which expressed an unqualified opinion on those consolidated financial statements.

In our opinion, because of the effect of the aforementioned material weakness on the achievement of the objectives of the control criteria, R.H. Donnelley Corporation has not maintained effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

/s/ KPMG LLP

Raleigh, North Carolina
March 27, 2009

R.H. DONNELLEY CORPORATION

Consolidated Balance Sheets

	December 31,
	2008	2007
	(In thousands, except
	share and per share data)

ASSETS
Current Assets
Cash and cash equivalents	$131,199	$46,076
Accounts receivable
Billed	303,338	258,839
Unbilled	777,684	847,446
Allowance for doubtful billed accounts and sales claims	(53,995)	(42,817)

Net accounts receivable	1,027,027	1,063,468
Deferred directory costs	164,248	183,687
Short-term deferred income taxes, net	97,973	47,759
Prepaid and other current assets	95,084	126,201

Total current assets	1,515,531	1,467,191
Fixed assets and computer software, net	188,695	187,680
Other non-current assets	167,222	139,406
Intangible assets, net	10,009,261	11,170,482
Goodwill	—	3,124,334

Total assets	$11,880,709	$16,089,093

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Accounts payable and accrued liabilities	$216,093	$230,693
Accrued interest	181,102	198,828
Deferred directory revenue	1,076,271	1,172,035
Current portion of long-term debt	113,566	177,175

Total current liabilities	1,587,032	1,778,731
Long-term debt	9,508,690	9,998,474
Deferred income taxes, net	998,071	2,288,384
Other non-current liabilities	280,291	200,768

Total liabilities	12,374,084	14,266,357
Commitments and contingencies
Shareholders’ Equity (Deficit)
Common stock, par value $1 per share, authorized — 400,000,000 shares; issued — 88,169,275 shares at December 31, 2008 and 2007; outstanding — 68,807,446 and 68,758,026 at December 31, 2008 and 2007, respectively	88,169	88,169
Additional paid-in capital	2,431,411	2,402,181
Accumulated deficit	(2,683,867)	(385,540)
Treasury stock, at cost, 19,361,829 shares at December 31, 2008 and 19,411,249 shares at December 31, 2007	(256,277)	(256,334)
Accumulated other comprehensive loss	(72,811)	(25,740)

Total shareholders’ equity (deficit)	(493,375)	1,822,736

Total liabilities and shareholders’ equity (deficit)	$11,880,709	$16,089,093

The accompanying notes are an integral part of the consolidated financial statements.

R.H. DONNELLEY CORPORATION

Consolidated Statements of Operations and Comprehensive Income (Loss)

	Years Ended December 31,
	2008	2007	2006
	(In thousands, except per share data)

Net revenues	$2,616,811	$2,680,299	$1,899,297
Expenses:
Production, publication and distribution expenses (exclusive of depreciation and amortization shown separately below)	418,258	450,254	342,052
Selling and support expenses	729,663	716,333	656,014
General and administrative expenses	120,930	145,640	134,784
Depreciation and amortization	483,268	443,106	323,621
Impairment charges	3,870,409	20,000	—

Total expenses	5,622,528	1,775,333	1,456,471
Operating income (loss)	(3,005,717)	904,966	442,826
Non-operating income	—	1,818	—
Interest expense, net	(835,472)	(804,571)	(765,055)
Gain (loss) on debt transactions, net	265,166	(26,321)	—

Income (loss) before income taxes	(3,576,023)	75,892	(322,229)
(Provision) benefit for income taxes	1,277,696	(29,033)	84,525

Net income (loss)	(2,298,327)	46,859	(237,704)
Preferred dividend	—	—	(1,974)
Gain on repurchase of redeemable convertible preferred stock	—	—	31,195
Income (loss) available to common shareholders	$(2,298,327)	$46,859	$(208,483)

Earnings (loss) per share
Basic	$(33.41)	$0.66	$(3.14)

Diluted	$(33.41)	$0.65	$(3.14)

Shares used in computing earnings (loss) per share
Basic	68,793	70,932	66,448

Diluted	68,793	71,963	66,448

Comprehensive Income (Loss)
Net income (loss)	$(2,298,327)	$46,859	$(237,704)
Unrealized loss on interest rate swaps, net of tax benefit of $(4,385), $(15,468) and $(5,460) for the years ended December 31, 2008, 2007 and 2006, respectively	(5,724)	(25,270)	(9,449)
Minimum pension liability adjustment, net of tax provision of $2,863 for the year ended December 31, 2006	—	—	4,792
Benefit plans adjustment, net of tax (benefit) provision of $(24,902) and $5,446 for the years ended December 31, 2008 and 2007, respectively	(41,347)	8,986	—

Comprehensive income (loss)	$(2,345,398)	$30,575	$(242,361)

The accompanying notes are an integral part of the consolidated financial statements.

R.H. DONNELLEY CORPORATION

Consolidated Statements of Cash Flows

	Years Ended December 31,
	2008	2007	2006
	(In thousands)

Cash Flows from Operating Activities
Net income (loss)	$(2,298,327)	$46,859	$(237,704)
Reconciliation of net income (loss) to net cash provided by operating activities:
Impairment charges	3,870,409	20,000	—
(Gain) loss on debt transactions, net	(265,166)	26,321	—
Depreciation and amortization	483,268	443,106	323,621
Deferred income tax (benefit) provision	(1,311,892)	8,668	(85,152)
Provision for bad debts	138,353	80,850	71,066
Stock-based compensation expense	29,509	39,017	43,283
Interest rate swap ineffectiveness	24,683	3,358	(629)
Other non-cash items, net	4,973	44,771	40,048
Changes in assets and liabilities, net of effects from acquisitions:
(Increase) in accounts receivable	(101,911)	(95,787)	(75,914)
Decrease (increase) in other assets	45,020	(5,966)	(22,997)
(Decrease) increase in accounts payable and accrued liabilities	(25,403)	66,142	63,008
(Decrease) increase in deferred directory revenue	(95,764)	(26,455)	635,690
Increase in other non-current liabilities	50,942	40,925	13,989

Net cash provided by operating activities	548,694	691,809	768,309
Cash Flows from Investing Activities
Additions to fixed assets and computer software	(70,642)	(77,470)	(78,543)
Acquisitions, net of cash received	—	(329,102)	(1,901,466)
Equity investment disposition (investment)	4,318	(2,500)	—

Net cash used in investing activities	(66,324)	(409,072)	(1,980,009)
Cash Flows from Financing Activities
Proceeds from the issuance of debt, net of costs	—	1,468,648	2,079,005
Additional borrowings under the credit facilities, net of costs	1,017,202	1,416,822	435,376
Credit facilities repayments	(1,281,701)	(1,674,095)	(577,292)
Note repurchases and repayments	(92,130)	(1,398,892)	(291,716)
Revolver borrowings	398,100	722,550	934,900
Revolver repayments	(422,150)	(781,400)	(869,000)
Tender, redemption and call premium payments	—	(71,656)	—
Debt issuance costs in connection with debt transactions	(10,467)	—	—
Repurchase of common stock	(6,112)	(89,578)	—
Repurchase of redeemable convertible preferred stock and redemption of preferred stock purchase rights	—	—	(336,819)
Repurchase of warrants	—	—	(53,128)
Proceeds from employee stock option exercises	95	13,412	31,665
Proceeds from issuance of common stock	—	9,000	—
(Decrease) increase in checks not yet presented for payment	(84)	(7,721)	7,165

Net cash (used in) provided by financing activities	(397,247)	(392,910)	1,360,156
Increase (decrease) in cash and cash equivalents	85,123	(110,173)	148,456
Cash and cash equivalents, beginning of year	46,076	156,249	7,793

Cash and cash equivalents, end of year	$131,199	$46,076	$156,249

Supplemental Information
Cash paid:
Interest, net	$746,529	$721,505	$663,683
Income tax payments, net	1,587	10,075	1,015
Non-cash financing activities:
Reduction of debt from debt transactions	(172,804)	—	—

The accompanying notes are an integral part of the consolidated financial statements.

R.H. DONNELLEY CORPORATION

Consolidated Statements of Changes in Shareholders’ Equity (Deficit)

						Accumulated	Total
						Other	Shareholders’
	Common	Additional	Warrants	Accumulated	Treasury	Comprehensive	Equity
	Stock	Paid-in Capital	Outstanding	Deficit	Stock	Income (Loss)	(Deficit)
	(In thousands)

Balance, December 31, 2005	$51,622	$—	$13,758	$(197,122)	$(163,485)	$3,812	$(291,415)
Net loss				(237,704)			(237,704)
Gain on repurchase of preferred stock				31,195			31,195
Beneficial conversion feature from repurchase of preferred stock				(31,195)			(31,195)
Redemption of preferred stock purchase rights				(696)			(696)
Preferred stock dividend				(1,974)			(1,974)
Employee stock option exercises		31,761			2,015		33,776
Issuance of common stock — Dex Media Merger	36,547	2,222,812					2,259,359
Vested Dex Media equity awards		77,354					77,354
Compensatory stock awards		48,452					48,452
Unrealized loss on interest rate swaps, net of tax						(9,449)	(9,449)
Minimum pension liability adjustment, net of tax						4,792	4,792
Adjustment to initially apply SFAS No. 158, net of tax						(8,611)	(8,611)
Repurchase of warrants		(39,370)	(13,758)				(53,128)

Balance, December 31, 2006	88,169	2,341,009	—	(437,496)	(161,470)	(9,456)	1,820,756
Net income				46,859			46,859
Employee stock option exercises		12,734			678		13,412
Issuance of common stock — Business.com Acquisition		8,852			148		9,000
Cumulative effect of FIN No. 48 adoption				5,097			5,097
Other adjustments related to compensatory stock awards		569					569
Unrealized loss on interest rate swaps, net of tax						(25,270)	(25,270)
Benefit plans adjustment, net of tax						8,986	8,986
Compensatory stock awards		39,017					39,017
Repurchase of common stock					(95,690)		(95,690)

Balance, December 31, 2007	88,169	2,402,181	—	(385,540)	(256,334)	(25,740)	1,822,736
Net loss				(2,298,327)			(2,298,327)
Employee stock option exercises		38			57		95
Other adjustments related to compensatory stock awards		(317)					(317)
Unrealized loss on interest rate swaps, net of tax						(5,724)	(5,724)
Benefit plans adjustment, net of tax						(41,347)	(41,347)
Compensatory stock awards		29,509					29,509

Balance, December 31, 2008	$88,169	$2,431,411	$—	$(2,683,867)	$(256,277)	$(72,811)	$(493,375)

The accompanying notes are an integral part of the consolidated financial statements.

R.H. DONNELLEY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share data and percentages)

1.	Business and Presentation

The consolidated financial statements include the accounts of R.H. Donnelley Corporation and its direct and indirect wholly-owned subsidiaries (the “Company,” “RHD,” “Donnelley,” “we,” “us” and “our”). As of December 31, 2008, R.H. Donnelley Inc. (“RHDI” or “RHD Inc.”), Dex Media, Inc. (“Dex Media”) and Business.com, Inc. (“Business.com”) were our only direct wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated.

We are a leader in local search within the markets in which we do business. Our Triple Playtm solutions (“Triple Play”) are comprised of our Dex-branded solutions, which include Dex yellow pages print directories, our proprietary dexknows.com® online search site, and the Dex Search Networktm. We also co-brand our print local search solutions with other recognizable brands in the industry, Qwest, Embarq and AT&T, in order to further differentiate our local search solutions from those of our competitors. During 2008, our Triple Play solutions serviced more than 600,000 national and local businesses in 28 states.

Going Concern

The Company’s financial statements are prepared using accounting principles generally accepted in the United States applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The accompanying historical consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The assessment of our ability to continue as a going concern was made by management considering, among other factors: (i) the significant amount of maturing debt obligations commencing on March 31, 2010 and continuing thereafter; (ii) the current global credit and liquidity crisis; (iii) the significant negative impact on our operating results and cash flows from the overall downturn in the global economy and an increase in competition and more fragmentation in the local business search space; (iv) that certain of our credit ratings have been recently downgraded; and (v) that our common stock ceased trading on the New York Stock Exchange (“NYSE”) on December 31, 2008 and is now traded over-the-counter on the Pink Sheets. This is further reflected by our goodwill impairment charges of $3.1 billion and intangible asset impairment charges of $746.2 million recorded for the year ended December 31, 2008. Management has also considered our projected inability to comply with certain covenants under our debt agreements over the next 12 months. These circumstances and events have increased the risk that we will be unable to continue to satisfy all of our debt obligations when they are required to be performed, and, in management’s view, raise substantial doubt as to whether the Company will be able to continue as a going concern for a reasonable period of time.

Based on current financial projections, we expect to be able to continue to generate cash flow from operations in amounts sufficient to satisfy our interest and principal payment obligations through February 2010. However, such estimates also indicate that our cash flows from operations will not be sufficient to satisfy maturing debt obligations commencing on March 31, 2010 and continuing thereafter. As a result, our ability to satisfy our debt repayment obligations in 2010 and thereafter will depend in large part on our success in (i) refinancing certain of these obligations through other issuances of debt or equity securities; (ii) amending or restructuring some of the terms, maturities and principal amounts of these obligations; or (iii) effecting other transactions or agreements with holders of such obligations. Should we be unsuccessful in these efforts, we would potentially incur payment and/or other defaults on certain of our debt obligations, which, if not waived by our respective lenders, could lead to the acceleration of all or most of our debt obligations.

In addition, our credit facilities and the indentures governing the notes contain usual and customary representations and warranties as well as affirmative and negative covenants that, among other things, place limitations on our ability to (i) incur additional indebtedness; (ii) pay dividends and repurchase our capital

R.H. DONNELLEY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

stock; (iii) enter into mergers, consolidations, acquisitions, asset dispositions and sale-leaseback transactions; (iv) make capital expenditures; (v) issue capital stock of our subsidiaries; (vi) engage in transactions with our affiliates; and (vii) make investments, loans and advances, in each case, subject to customary and negotiated exceptions and limitations, as applicable. Our credit facilities and the indentures governing the notes also contain financial covenants relating to, among other items, maximum consolidated leverage, minimum interest coverage and maximum senior secured leverage, as defined therein. Under the indentures, these financial covenants are generally incurrence tests, meaning that they are measured only at the time of certain proposed restricted activities, with failure of the test simply precluding that proposed activity. In contrast, under the credit facilities, these covenants are generally maintenance tests, meaning that they are measured each quarter, with failure to meet the test constituting an event of default under the respective credit agreement. Our ability to maintain compliance with these financial covenants during 2009 is dependent on various factors, certain of which are outside of our control. Such factors include our ability to generate sufficient revenues and cash flows from operations, our ability to achieve reductions in our outstanding indebtedness, changes in interest rates and the impact on earnings, investments and liabilities.

Based on our current forecast, and absent a modification or waiver, management projects we could exceed a leverage limit determined under the debt incurrence test of the R.H. Donnelley Corporation (“RHDC”) indentures commencing as early as the end of the first quarter of 2009. Exceeding this leverage limit would not be an event of default, however RHDC would contractually be prohibited from engaging in any of the following activities: (i) paying dividends and repurchasing capital stock; and (ii) entering into mergers, joint ventures, consolidations, acquisitions, asset dispositions and sale-leaseback transactions.

Based on our current forecast, and absent a modification or waiver, management projects certain of RHDC’s subsidiaries will exceed leverage limits determined under the debt incurrence test of their indentures as early as the fourth quarter of 2009. The most material impact of the prohibited activities would be the restriction of paying dividends to RHDC. The restrictions on the subsidiaries’ ability to pay dividends to RHDC could result in RHDC being unable to satisfy its debt obligations. Based upon our current forecast, we project that RHDC will be able to satisfy its cash debt obligations through the fourth quarter of 2009. However, based on our current forecast, and absent a modification or waiver, the minimum interest coverage and total leverage covenants of the Dex Media West credit facility will not be satisfied when measured as of the fourth quarter of 2009 and the first quarter of 2010, respectively. As noted below, this may cause a cross default at RHDC in the fourth quarter of 2009.

Substantially all of RHDI’s and its subsidiaries’ assets, including the capital stock of RHDI and its subsidiaries, are pledged to secure the obligations under the RHDI credit facility. In addition, the Company is a guarantor of the obligations of RHDI under the RHDI credit facility. Substantially all of the assets of Dex Media East LLC (“Dex Media East”) and Dex Media West LLC (“Dex Media West”) and their subsidiaries, including their equity interests, are pledged to secure the obligations under their respective credit facilities. The failure to comply with the financial covenants contained in the credit facilities would result in one or more events of default, which, if not cured or waived, could require the applicable borrower to repay the borrowings thereunder before their scheduled due dates. If we are unable to make such repayments or otherwise refinance these borrowings, the lenders under the credit facilities could pursue the various default remedies set forth in the credit facility agreements, including executing on the collateral securing the credit facilities. In addition, events of default under the credit facilities may trigger events of default under the indentures governing our and our subsidiaries’ notes.

An event of default by RHDC would create a default by RHDI, and, conversely, an event of default by RHDI would create a default by RHDC. An event of default by Dex Media would also create a default by RHDC, which, as previously stated, would create a default by RHDI. In addition, an event of default by Dex Media East or Dex Media West would create a default by Dex Media. Furthermore, certain actions by Dex Media would create a default by Dex Media East and Dex Media West under their respective credit

R.H. DONNELLEY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

agreements. An event of default by RHDC would not create an event of default by Dex Media, Dex Media East or Dex Media West.

Reclassifications

During the year ended December 31, 2007, we recorded a net loss on debt transactions of $26.3 million, which was included in interest expense on the consolidated statements of operations in our 2007 Annual Report on Form 10-K (“2007 10-K”). In order to conform to the current period’s presentation, this net loss has been reclassified to gain (loss) on debt transactions, net on the consolidated statements of operations. See Note 2, “Summary of Significant Accounting Policies — Gain (Loss) on Debt Transactions, Net” and Note 5, “Long-Term Debt, Credit Facilities and Notes” for additional information.

During the year ended December 31, 2007, we recorded an intangible asset impairment charge of $20.0 million, which was included in depreciation and amortization on the consolidated statements of operations in our 2007 10-K. In order to conform to the current period’s presentation, this amount has been reclassified to impairment charges on the consolidated statements of operations. See Note 2, “Summary of Significant Accounting Policies - Identifiable Intangible Assets and Goodwill” for additional information.

In addition, certain other prior period amounts included in the consolidated statements of cash flows have been reclassified to conform to the current period’s presentation.

Significant Financing Developments

We have a substantial amount of debt and significant debt service obligations due in large part to the financings associated with prior acquisitions. As of December 31, 2008, we had total outstanding debt of $9.6 billion (including fair value adjustments of $86.2 million required by generally accepted accounting principles (“GAAP”) as a result of the Dex Media Merger, defined below) and had $362.2 million available under the revolving portion of various credit facilities of our subsidiaries. During the year ended December 31, 2008, we reduced net debt outstanding by $638.5 million, which includes the benefit of the fair value adjustment, through a combination of mandatory repayments, optional prepayments and the financing activities noted below. As a result of the financing activities noted below, we reduced our outstanding debt by $410.0 million and recorded a gain of $265.2 million during the year ended December 31, 2008.

Effective October 21, 2008, we obtained a waiver under RHDI’s senior secured credit facility (“RHDI credit facility”) to permit RHDI to make voluntary prepayments of the Term Loan D-1 and Term Loan D-2 at a discount to par provided that such discount is acceptable to those lenders who choose to participate. RHDI is not obligated to make any such prepayments. During the year ended December 31, 2008, we repaid $9.8 million of Term Loan D-1 and $45.9 million of Term Loan D-2 under the RHDI credit facility by making voluntary prepayments of $35.5 million, including fees, at a discount to par. As a result, we recognized a gain of $20.0 million during the year ended December 31, 2008, consisting of the difference between the face amount of the Term Loans repaid and the voluntary prepayments made, offset by the write-off of unamortized deferred financing costs of $0.2 million.

In October 2008, we repurchased $21.5 million of our senior notes (collectively with the senior notes and senior discount notes repurchased in September 2008 noted below, referred to as the “Notes”) for a purchase price of $7.4 million (the “October 2008 Debt Repurchases”). As a result of the October 2008 Debt Repurchases, we recognized a gain of $13.6 million during the year ended December 31, 2008, consisting of the difference between the par value and purchase price of the Notes, offset by the write-off of unamortized deferred financing costs of $0.5 million.

In September 2008, we repurchased $165.5 million ($159.9 million accreted value, as applicable) of our Notes for a purchase price of $84.7 million (the “September 2008 Debt Repurchases”). As a result of the September 2008 Debt Repurchases, we recognized a gain of $72.4 million during the year ended December 31,

R.H. DONNELLEY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2008, consisting of the difference between the accreted value (in the case of the senior discount notes) or par value, as applicable, and the purchase price of the Notes, offset by the write-off of unamortized deferred financing costs of $2.9 million

On June 25, 2008, RHDI exchanged $594.2 million ($585.7 million accreted value, as applicable) of RHD’s senior notes and senior discount notes (collectively referred to as the “RHD Notes”) for $412.9 million aggregate principal amount of RHDI’s newly issued 11.75% Senior Notes due May 15, 2015 (“RHDI Senior Notes”), referred to as “Debt Exchanges.” As a result of the Debt Exchanges, we reduced our outstanding debt by $172.8 million and recognized a gain of $161.3 million during the year ended December 31, 2008, consisting of the difference between the accreted value (in the case of the senior discount notes) or par value, as applicable, of the RHD Notes and the par value of the RHDI Senior Notes, offset by the write-off of unamortized deferred financing costs of $11.5 million.

On June 6, 2008 and in conjunction with the Debt Exchanges, we amended the RHDI credit facility in order to, among other things, permit the Debt Exchanges and provide additional covenant flexibility. In addition, as part of the amendment, RHDI modified pricing and extended the maturity date of $100.0 million of its revolving credit facility (the “RHDI Revolver”) to June 2011. The remaining $75.0 million of the RHDI Revolver will mature in December 2009.

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

During the year ended December 31, 2008, we recognized a charge of $2.2 million for the write-off of unamortized deferred financing costs associated with the refinancing of the former Dex Media West credit facility and portions of the amended RHDI credit facility, which have been accounted for as extinguishments of debt.

As a result of the amendment of the RHDI credit facility and the refinancing of the former Dex Media West credit facility on June 6, 2008, the existing interest rate swaps associated with these two debt arrangements having a notional amount of $1.6 billion at December 31, 2008 are no longer highly effective in offsetting changes in cash flows. Accordingly, cash flow hedge accounting treatment under Statement of Financial Accounting Standards (“SFAS”) No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”) is no longer permitted. Interest expense for the year ended December 31, 2008 includes a non-cash charge of $21.0 million resulting from amounts charged to accumulated other comprehensive loss related to these interest rate swaps prior to June 6, 2008. Interest expense also includes a non-cash charge of $3.7 million resulting from the change in the fair value of these interest rate swaps between June 6, 2008 and December 31, 2008.

See Note 2, “Summary of Significant Accounting Policies — Interest Expense and Deferred Financing Costs,” “Summary of Significant Accounting Policies — Gain (Loss) on Debt Transactions, Net” and Note 5, “Long-Term Debt, Credit Facilities and Notes” for additional information.

2.	Summary of Significant Accounting Policies

Revenue Recognition

Our directory advertising revenues are earned primarily from the sale of advertising in yellow pages directories we publish. Revenue from the sale of such advertising is deferred when a directory is published, net of estimated sales claims, and recognized ratably over the life of a directory, which is typically 12 months (the “deferral and amortization method”). Directory advertising revenues also include revenues for Internet-

R.H. DONNELLEY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

based advertising products, including our proprietary local search site, dexknows.com, and our Dex Search Network. Revenues with respect to our Internet-based advertising products that are sold with print advertising are initially deferred until the service is delivered or fulfilled and recognized ratably over the life of the contract. Revenues with respect to Internet-based services that are not sold with print advertising are recognized as delivered or fulfilled.

Revenue and deferred revenue from the sale of advertising is recorded net of an allowance for sales claims, estimated based primarily on historical experience. We increase or decrease this estimate as information or circumstances indicate that the estimate may no longer represent the amount of claims we may incur in the future. The Company recorded sales claims allowances of $45.3 million, $54.8 million and $41.9 million for the years ended December 31, 2008, 2007 and 2006, respectively.

In certain cases, the Company enters into agreements with customers that involve the delivery of more than one product or service. Revenue for such arrangements is allocated to the separate units of accounting using the relative fair value method in accordance with Emerging Issues Task Force (“EITF”) Issue No. 00-21, Revenue Arrangements with Multiple Deliverables.

Deferred Directory Costs

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

Cash and Cash Equivalents

Cash equivalents include liquid investments with a maturity of less than three months at their time of purchase. At times, such investments may be in excess of federally insured limits.

Accounts Receivable

Accounts receivable consist of balances owed to us by our advertising customers. Advertisers typically enter into a twelve-month contract for their advertising. Most local advertisers are billed a pro rata amount of their contract value on a monthly basis. On behalf of national advertisers, Certified Marketing Representatives (“CMRs”) pay to the Company the total contract value of their advertising, net of their commission, within 60 days after the publication month. Billed receivables represent the amount that has been billed to advertisers. Billed receivables are recorded net of an allowance for doubtful accounts and sales claims, estimated based on historical experience. We increase or decrease this estimate as information or circumstances indicate that the estimate no longer appropriately represents the amount of bad debts and sales claims that are probable to be incurred. Unbilled receivables represent contractually owed amounts, net of an allowance for sales claims, for published directories that have yet to be billed to advertisers. We do not record an allowance for doubtful accounts until receivables are billed.

Identifiable Intangible Assets and Goodwill

As a result of the Dex Media Merger, AT&T Directory Acquisition, Embarq Acquisition, Business.com Acquisition and Local Launch Acquisition (collectively defined in Note 3, “Acquisitions”), certain long-term intangible assets were identified in accordance with SFAS No. 141, Business Combinations (“SFAS No. 141”) and recorded at their estimated fair values. The excess purchase price for the Dex Media Merger, AT&T Directory Acquisition, Embarq Acquisition, Business.com Acquisition and Local Launch Acquisition over the net tangible and identifiable intangible assets acquired of $2.5 billion, $216.7 million, $97.0 million,

R.H. DONNELLEY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$258.8 million and $6.8 million, respectively, was recorded as goodwill. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”), the fair values of the identifiable intangible assets are being amortized over their estimated useful lives in a manner that best reflects the economic benefit derived from such assets. Goodwill is not amortized but is subject to impairment testing on an annual basis or more frequently if we believe indicators of impairment exist.

As a result of the decline in the trading value of our debt and equity securities in the first quarter of 2008 and continuing negative industry and economic trends that directly affected our business, we performed impairment tests as of March 31, 2008 of our goodwill, definite-lived intangible assets and other long-lived assets in accordance with SFAS No. 142 and SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS No. 144”), respectively. We used estimates and assumptions in our impairment evaluations, including, but not limited to, projected future cash flows, revenue growth and customer attrition rates.

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

The impairment test for our goodwill involved a two step process. The first step involved comparing the fair value of the Company with the carrying amount of its assets and liabilities, including goodwill. The fair value of the Company was determined using a market based approach, which reflects the market value of its debt and equity securities as of March 31, 2008. As a result of our testing, we determined that the Company’s fair value was less than the carrying amount of its assets and liabilities, requiring us to proceed with the second step of the goodwill impairment test. In the second step of the testing process, the impairment loss is determined by comparing the implied fair value of our goodwill to the recorded amount of goodwill. The implied fair value of goodwill is derived from a discounted cash flow analysis for the Company using a discount rate that results in the present value of assets and liabilities equal to the then current fair value of the Company’s debt and equity securities. Based upon this analysis, we recognized a non-cash impairment charge of $2.5 billion during the three months ended March 31, 2008.

Since the trading value of our equity securities further declined in the second quarter of 2008 and as a result of continuing negative industry and economic trends that directly affected our business, we performed additional impairment tests of our goodwill, definite-lived intangible assets and other long-lived assets as of June 30, 2008. Our testing results of our definite-lived intangible assets and other long-lived assets indicated no impairment as of June 30, 2008. As a result of these tests, we recognized a non-cash goodwill impairment charge of $660.2 million during the three months ended June 30, 2008, and together with the impairment charge recognized in the first quarter of 2008, we recognized a total goodwill impairment charge of $3.1 billion during the year ended December 31, 2008. As a result of this impairment charge, we have no recorded goodwill at December 31, 2008.

In addition to the non-cash goodwill impairment charge, we recognized a change in goodwill of $0.5 million related to the Business.com Acquisition during the year ended December 31, 2008. No impairment losses were recorded related to our goodwill during the year ended December 31, 2007.

Given the ongoing global credit and liquidity crisis and the significant negative impact on financial markets, the overall economy and the continued decline in our advertising sales and other operating results and downward revisions to our forecasted results, the recent downgrade of certain of our credit ratings, the continued decline in the trading value of our debt and equity securities and the recent suspension of trading of our common stock on the NYSE, we performed impairment tests of our definite-lived intangible assets and

R.H. DONNELLEY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

other long-lived assets in accordance with SFAS No. 144 as of December 31, 2008. As a result of these tests, the Company recognized a non-cash impairment charge of $744.0 million during the fourth quarter of 2008 associated with the local and national customer relationships acquired in the Dex Media Merger, AT&T Directory Acquisition and Embarq Acquisition, as set forth in the table below. The fair values of the intangible assets were derived from a discounted cash flow analysis using a discount rate that results in the present value of assets and liabilities equal to the then current fair value of the Company’s debt and equity securities. In connection with the launch of the next version of our proprietary online search site, dexknows.com, the tradenames and technology acquired in the Local Launch Acquisition will be discontinued, which resulted in a non-cash impairment charge of $2.2 million during the fourth quarter of 2008. Total impairment charges related to our intangible assets, excluding goodwill, were $746.2 million during the year ended December 31, 2008, as shown in the following table:

	Local Customer	National CMR	Technology and
	Relationships	Relationships	Trade Names	Total

Qwest	$473,000	$130,000	$—	$603,000
AT&T	—	33,000	—	33,000
Embarq	73,000	35,000	—	108,000
Local Launch	—	—	2,190	2,190

Total impairment charges	$546,000	$198,000	$2,190	$746,190

In connection with the impairment testing of our definite-lived intangible assets and other long-lived assets, SFAS No. 144 also requires an evaluation of the remaining useful lives of these assets to consider, among other things, the effects of obsolescence, demand, competition, and other economic factors, including the stability of the industry in which we operate, known technological advances, legislative actions that result in an uncertain or changing regulatory environment, and expected changes in distribution channels. Based on this evaluation, the remaining useful lives of our directory services agreements with Qwest, AT&T and Embarq (noted below) will be reduced to 33 years effective January 1, 2009 in order to better reflect the period these intangible assets are expected to contribute to our future cash flow.

During the year ended December 31, 2007, we recorded an intangible asset impairment charge of $20.0 million associated with the tradenames acquired in the Embarq Acquisition. This impairment charge resulted from a change in our branding strategy to utilize a new Dex market brand for all of our print and online products across our entire footprint and discontinued use of the tradenames acquired in the Embarq Acquisition. This impairment charge was determined using the relief from royalty valuation method. Other than this impairment charge, no impairment losses were recorded related to our definite-lived intangible assets and other long-lived assets during the years ended December 31, 2007 and 2006, respectively.

In accordance with SFAS No. 144, the carrying value of the local and national customer relationships acquired in the Dex Media Merger, AT&T Directory Acquisition and Embarq Acquisition have been adjusted by the impairment charges noted above. The adjusted carrying amounts of these intangible assets represent their new cost basis. Accumulated amortization prior to the impairment charges has been eliminated and the new cost basis will be amortized over the remaining useful lives of the intangible assets. Amortization expense related to our intangible assets for the years ended December 31, 2008, 2007 and 2006 was $415.9 million, $388.3 million and $277.5 million, respectively. Amortization expense for these intangible assets for the five succeeding years is estimated to be approximately $514.3 million, $354.8 million, $339.0 million, $341.5 million and $331.1 million, respectively. Amortization expense in 2009 is expected to increase by approximately $98.6 million as a result of the reduction of remaining useful lives associated with our directory services agreements and revision to the carrying values of our local and national customer relationships subsequent to the impairment charges during the fourth quarter of 2008. Annual amortization of intangible assets for tax purposes is approximately $675.1 million.

R.H. DONNELLEY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The acquired long-term intangible assets and their respective book values, as adjusted, at December 31, 2008 are shown in the following table.

							Technology,
	Directory	Local	National				Network
	Services	Customer	CMR	Third-Party	Trade	Advertising	Platforms
	Agreements	Relationships	Relationships	Contract	Names	Commitment	& Other	Total

Initial fair value:
Qwest	$7,320,000	$229,807	$50,044	$—	$490,000	$25,000	$—	$8,114,851
AT&T	952,500	90,000	10,003	—	—	—	—	1,052,503
Embarq	1,625,000	40,433	9,500	—	—	—	—	1,674,933
Business.com	—	14,700	—	49,000	18,500	—	18,500	100,700
Local Launch	—	1,400	—	—	—	—	1,100	2,500

Total	9,897,500	376,340	69,547	49,000	508,500	25,000	19,600	10,945,487
Accumulated amortization	(787,833)	(24,181)	—	(14,879)	(97,780)	(6,076)	(5,477)	(936,226)

Net intangible assets	$9,109,667	$352,159	$69,547	$34,121	$410,720	$18,924	$14,123	$10,009,261

The acquired long-term intangible assets and their respective book values at December 31, 2007 are shown in the following table.

							Technology,
	Directory	Local	National				Network
	Services	Customer	CMR	Third-Party	Trade	Advertising	Platforms
	Agreements	Relationships	Relationships	Contract	Names	Commitment	& Other	Total

Initial fair value:
Qwest	$7,320,000	$875,000	$205,000	$—	$490,000	$25,000	$—	$8,915,000
AT&T	952,500	90,000	55,000	—	—	—	—	1,097,500
Embarq	1,625,000	200,000	60,000	—	—	—	—	1,885,000
Business.com	—	14,700	—	49,000	18,500	—	18,500	100,700
Local Launch	—	1,400	—	—	800	—	5,100	7,300

Total	9,897,500	1,181,100	320,000	49,000	509,300	25,000	23,600	12,005,500
Accumulated amortization	(561,548)	(163,661)	(35,344)	(3,841)	(63,477)	(3,993)	(3,154)	(835,018)

Net intangible assets	$9,335,952	$1,017,439	$284,656	$45,159	$445,823	$21,007	$20,446	$11,170,482

In connection with the Dex Media Merger, we acquired directory services agreements (collectively, the “Dex Directory Services Agreements”) which Dex Media had entered into with Qwest (defined in Note 3, “Acquisitions”) including, (1) a publishing agreement with a term of 50 years commencing November 8, 2002 (subject to automatic renewal for additional one-year terms), which grants us the right to be the exclusive official directory publisher of listings and classified advertisements of Qwest’s telephone customers in the geographic areas in the states Dex Media East and Dex Media West operate our directory business (“Qwest States”) in which Qwest (and its successors) provided local telephone services as of November 8, 2002, as well as having the exclusive right to use certain Qwest branding on directories in those markets and (2) a non-competition agreement with a term of 40 years commencing November 8, 2002, pursuant to which Qwest (on behalf of itself and its affiliates and successors) has agreed not to sell directory products consisting principally of listings and classified advertisements for subscribers in the geographic areas in the Qwest States in which Qwest provided local telephone service as of November 8, 2002 that are directed primarily at consumers in

R.H. DONNELLEY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

those geographic areas. The fair value assigned to the Dex Media Directory Services Agreements of $7.3 billion was based on the multi-period excess earnings method and was amortized under the straight-line method over 42 years through December 31, 2008. The remaining useful life has been changed as noted above. Under the multi-period excess earnings method, the projected cash flows of the intangible asset are computed indirectly, which means that future cash flows are projected with deductions made to recognize returns on appropriate contributory assets, leaving the excess, or residual net cash flow, as indicative of the intangible asset fair value.

As a result of the Dex Media Merger, we also acquired (1) an advertising commitment agreement whereby Qwest has agreed to purchase an aggregate of $20 million of advertising per year through 2017 from us at pricing on terms at least as favorable as those offered to similar large customers and (2) an intellectual property contribution agreement pursuant to which Qwest assigned and or licensed to us the Qwest intellectual property previously used in the Qwest directory services business along with (3) a trademark license agreement pursuant to which Qwest granted to us the right until November 2007 to use the Qwest Dex and Qwest Dex Advantage marks in connection with directory products and related marketing material in the Qwest States and the right to use these marks in connection with dexknows.com (the intangible assets in (2) and (3) collectively, “Trade Names”). The fair value assigned to the Dex Media advertising commitment was based on the multi-period excess earnings method and is being amortized under the straight-line method over 12 years.

Directory services agreements between AT&T and the Company include a directory services license agreement, a non-competition agreement, an Internet Yellow Pages reseller agreement and a directory publishing listing agreement (collectively, “AT&T Directory Services Agreements”) with certain affiliates of AT&T. The directory services license agreement designates us as the official and exclusive provider of yellow pages directory services for AT&T (and its successors) in Illinois and Northwest Indiana (the “Territory”), grants us the exclusive license (and obligation as specified in the agreement) to produce, publish and distribute white pages directories in the Territory as AT&T’s agent and grants us the exclusive license (and obligation as specified in the agreement) to use the AT&T brand and logo on print directories in the Territory. The non-competition agreement prohibits AT&T (and its affiliates and successors), with certain limited exceptions, from (1) producing, publishing and distributing yellow and white pages print directories in the Territory, (2) soliciting or selling local or national yellow or white pages advertising for inclusion in such directories, and (3) soliciting or selling local Internet yellow pages advertising for certain Internet yellow pages directories in the Territory or licensing AT&T marks to any third party for that purpose. The Internet Yellow Pages reseller agreement grants us the (a) exclusive right to sell to local advertisers within the Territory Internet yellow pages advertising focused upon products and services to be offered within that territory, and (b) non-exclusive right to sell to local (excluding National advertisers) advertisers within the Territory Internet yellow pages advertising focused upon products and services to be offered outside of the Territory, in each case, onto the YellowPages.com platform. The directory publishing listing agreement gives us the right to purchase and use basic AT&T subscriber listing information and updates for the purpose of publishing directories. The AT&T Directory Services Agreements (other than the Internet Yellow Pages reseller agreement) have initial terms of 50 years, commencing in September 2004, subject to automatic renewal and early termination under specified circumstances. The Internet Yellow Pages reseller agreement has a term of 5 years, commencing in September 2004. The fair value assigned to the AT&T Directory Services Agreements of $950.0 million was being amortized under the straight-line method over 50 years through December 31, 2008. The remaining useful life has been changed as noted above. The fair value assigned to the Internet Yellow Pages reseller agreement of $2.5 million is being amortized under the straight line method over 5 years.

Directory services agreements between Embarq and the Company, which were executed in May 2006 in conjunction with Sprint’s spin-off of its local telephone business, include a directory services license agreement, a trademark license agreement and a non-competition agreement with certain affiliates of Embarq, as well as a non-competition agreement with Sprint entered into in January 2003 (collectively “Embarq Directory Services Agreements”). The Embarq Directory Services Agreements replaced the previously existing

R.H. DONNELLEY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

analogous agreements with Sprint, except that Sprint remained bound by its non-competition agreement. The directory services license agreement grants us the exclusive license (and obligation as specified in the agreement) to produce, publish and distribute yellow and white pages directories for Embarq (and its successors) in 18 states where Embarq provided local telephone service at the time of the agreement. The trademark license agreement grants us the exclusive license (and obligation as specified in the agreement) to use certain specified Embarq trademarks in those markets, and the non-competition agreements prohibit Embarq and Sprint (and their respective affiliates and successors) in those markets from selling local directory advertising, with certain limited exceptions, or producing, publishing and distributing print directories. The Embarq Directory Services Agreements have initial terms of 50 years, commencing in January 2003, subject to automatic renewal and early termination under specified circumstances. The fair value of the Embarq Directory Services Agreements of $1.6 billion was determined based on the present value of estimated future cash flows at the time of the Embarq Acquisition in January 2003, and was being amortized under the straight-line method over 50 years through December 31, 2008. The remaining useful life has been changed as noted above.

The fair values of local and national customer relationships obtained as a result of the Dex Media Merger, AT&T Directory Acquisition and Embarq Acquisition were determined based on the present value of estimated future cash flows. These intangible assets are being amortized under the “income forecast” method, which assumes the value derived from customer relationships is greater in the earlier years and steadily declines over time. The weighted average useful life of these relationships, subsequent to the impairment charges noted above, is approximately 20 years.

The fair value of acquired trade names obtained as a result of the Dex Media Merger was determined based on the “relief from royalty” method, which values the trade names based on the estimated amount that a company would have to pay in an arms length transaction to use these trade names. The Qwest tradenames are being amortized under the straight-line method over 15 years.

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

In connection with the Local Launch Acquisition, we identified and recorded certain intangible assets at their estimated fair value, including (1) local customer relationships, (2) non-compete agreements, (3) technology and (4) tradenames. These intangible assets are being amortized under the straight-line method over remaining useful lives ranging from 3 to 7 years. As noted above, the Company decided to discontinue the use of tradenames and technology acquired in the Local Launch Acquisition and as a result, we recognized a non-cash impairment charge of $2.2 million during the fourth quarter of 2008.

If industry and economic conditions in our markets continue to deteriorate and if the trading value of our debt and equity securities decline further, we will be required to once again assess the recoverability and useful lives of our long-lived assets and other intangible assets, which could result in additional impairment charges, a reduction of remaining useful lives and acceleration of amortization expense.

Fixed Assets and Computer Software

Fixed assets and computer software are recorded at cost. Fixed assets and computer software acquired in conjunction with acquisitions are recorded at fair value on the acquisition date. Depreciation and amortization are provided over the estimated useful lives of the assets using the straight-line method. Estimated useful lives are thirty years for buildings, five years for machinery and equipment, ten years for furniture and fixtures and

R.H. DONNELLEY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

three to five years for computer equipment and computer software. Leasehold improvements are amortized on a straight-line basis over the shorter of the term of the lease or the estimated useful life of the improvement. Fixed assets and computer software at December 31, 2008 and 2007 consisted of the following:

	2008	2007

Computer software	$258,091	$215,410
Computer equipment	50,388	40,287
Machinery and equipment	8,883	8,220
Furniture and fixtures	20,360	16,532
Leasehold improvements	35,921	26,112
Buildings	1,863	1,863
Construction in Process — Computer software and equipment	3,684	14,014

Total cost	379,190	322,438
Less accumulated depreciation and amortization	(190,495)	(134,758)

Net fixed assets and computer software	$188,695	$187,680

Depreciation and amortization expense on fixed assets and computer software for the years ended December 31, 2008, 2007 and 2006 was as follows:

	2008	2007	2006

Depreciation of fixed assets	$17,841	$16,649	$15,928
Amortization of computer software	49,503	38,181	30,188

Total depreciation and amortization on fixed assets and computer software	$67,344	$54,830	$46,116

During the year ended December 31, 2008, we retired certain computer software fixed assets, which resulted in an impairment charge of $0.4 million.

Interest Expense and Deferred Financing Costs

Interest expense for the years ended December 31, 2008, 2007 and 2006 was $836.7 million, $808.2 million and $772.7 million, respectively. Certain costs associated with the issuance of debt instruments are capitalized and included in other non-current assets on the consolidated balance sheets. These costs are amortized to interest expense over the terms of the related debt agreements. The bond outstanding method is used to amortize deferred financing costs relating to debt instruments with respect to which we make accelerated principal payments. Other deferred financing costs are amortized using the effective interest method. Amortization of deferred financing costs included in interest expense was $29.0 million, $23.2 million and $21.9 million in 2008, 2007 and 2006, respectively.

As a result of the ineffective interest rate swaps associated with the amendment of the RHDI credit facility and the refinancing of the former Dex Media West credit facility, interest expense for the year ended December 31, 2008 includes a non-cash charge of $21.0 million resulting from amounts charged to accumulated other comprehensive loss related to these interest rate swaps prior to June 6, 2008. Interest expense for the year ended December 31, 2008 also includes a non-cash charge of $3.7 million resulting from the change in the fair value of these interest rate swaps between June 6, 2008 and December 31, 2008. Prospective gains or losses on the change in the fair value of these interest rate swaps will be reported in earnings as a component of interest expense.

R.H. DONNELLEY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In conjunction with the Dex Media Merger and as a result of purchase accounting required under GAAP, we recorded Dex Media’s debt at its fair value on January 31, 2006. We recognize an offset to interest expense in each period subsequent to the Dex Media Merger for the amortization of the corresponding fair value adjustment over the life of the respective debt. The offset to interest expense for the years ended December 31, 2008, 2007, and 2006 was $17.6 million, $29.9 million and $26.4 million, respectively.

Gain (Loss) on Debt Transactions, Net

Effective October 21, 2008, we obtained a waiver under the RHDI credit facility to permit RHDI to make voluntary prepayments of the Term Loan D-1 and Term Loan D-2 at a discount to par provided that such discount is acceptable to those lenders who choose to participate. As a result of the voluntary prepayments made during the year ended December 31, 2008, we recognized a gain of $20.0 million consisting of the difference between the face amount of the Term Loans repaid and the voluntary prepayments made, offset by the write-off of unamortized deferred financing costs of $0.2 million. The following table presents the face amount of the Term Loans repaid, total voluntary prepayments made and net gain recognized during the year ended December 31, 2008.

Term Loan Voluntary Prepayments — Fourth Quarter 2008	Par Value

Term Loan D-1	$9,795
Term Loan D-2	45,933

Total Term Loans Repaid	55,728
Total Voluntary Prepayments, including fees	(35,497)
Write-off of unamortized deferred financing costs	(206)

Net gain on Voluntary Prepayments	$20,025

In October 2008, we repurchased $21.5 million of our Notes for a purchase price of $7.4 million. As a result of the October 2008 Debt Repurchases, we recognized a gain of $13.6 million during the year ended December 31, 2008, consisting of the difference between the par value and purchase price of the Notes, offset by the write-off of unamortized deferred financing costs of $0.5 million, as noted in the following table:

Notes Repurchased — Fourth Quarter 2008	Par Value

8.875% Series A-3 Senior Notes due 2016	$16,000
8.875% Series A-4 Senior Notes due 2017	5,500

Total Notes Repurchased	21,500
Total Purchase Price, including fees	(7,448)
Write-off of unamortized deferred financing costs	(450)

Net gain on October 2008 Debt Repurchases	$13,602

In September 2008, we repurchased $165.5 million ($159.9 million accreted value, as applicable) of our Notes for a purchase price of $84.7 million. As a result of the September 2008 Debt Repurchases, we recognized a gain of $72.4 million during the year ended December 31, 2008, consisting of the difference between the accreted value (in the case of the senior discount notes) or par value, as applicable, and the

R.H. DONNELLEY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

purchase price of the Notes, offset by the write-off of unamortized deferred financing costs of $2.9 million, as noted in the following table:

Accreted or
Notes Repurchased — Third Quarter 2008	Par Value

6.875% Senior Notes due 2013	$45,529
6.875% Series A-1 Senior Discount Notes due 2013	12,194
6.875% Series A-2 Senior Discount Notes due 2013	72,195
8.875% Series A-3 Senior Notes due 2016	30,000

Total Notes Repurchased	159,918
Total Purchase Price, including fees	(84,682)
Write-off of unamortized deferred financing costs	(2,856)

Net gain on September 2008 Debt Repurchases	$72,380

On June 25, 2008, RHDI exchanged $594.2 million ($585.7 million accreted value, as applicable) of RHD Notes for $412.9 million aggregate principal amount of RHDI Senior Notes. The following table presents the accreted value (in the case of the senior discount notes) or par value, as applicable, of the RHD Notes that have been exchanged as well as the gain recognized on the Debt Exchanges.

Accreted or
RHD Notes Exchanged — Second Quarter 2008	Par Value

6.875% Senior Notes due 2013	$47,663
6.875% Series A-1 Senior Discount Notes due 2013	29,185
6.875% Series A-2 Senior Discount Notes due 2013	93,031
8.875% Series A-3 Senior Notes due 2016	151,119
8.875% Series A-4 Senior Notes due 2017	264,677

Total RHD Notes exchanged	585,675
RHDI Notes Issued — Second Quarter 2008
11.75% Senior Notes due 2015	412,871

Reduction of debt from Debt Exchanges	172,804
Write-off of unamortized deferred financing costs	(11,489)

Net gain on Debt Exchanges	$161,315

During the year ended December 31, 2008, we recognized a charge of $2.2 million for the write-off of unamortized deferred financing costs associated with the refinancing of the former Dex Media West credit facility and portions of the amended RHDI credit facility, which have been accounted for as extinguishments of debt.

As a result of the financing activities noted above, we recorded a net gain of $265.2 million during the year ended December 31, 2008.

During the year ended December 31, 2007, we recorded a net loss on debt transactions of $26.3 million resulting from tender and redemption premium payments of $71.7 million and the write-off of unamortized deferred financing costs of $16.8 million associated with the refinancing transactions conducted during the fourth quarter of 2007, offset by the accelerated amortization of the fair value adjustment directly attributable to the redemption of Dex Media East’s outstanding 9.875% senior notes and 12.125% senior subordinated

R.H. DONNELLEY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

notes on November 26, 2007 of $62.2 million, which has been accounted for as an extinguishment of debt. See Note 5, “Long-Term Debt, Credit Facilities and Notes” for additional information.

Advertising Expense

We recognize advertising expenses as incurred. These expenses include media, public relations, promotional and sponsorship costs and on-line advertising. Total advertising expense was $72.4 million, $55.2 million and $32.7 million in 2008, 2007 and 2006, respectively. Total advertising expense in 2008 and 2007 includes $39.8 million and $7.8 million, respectively, of costs associated with traffic purchased and distributed to multiple advertiser landing pages on our proprietary local search site.

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

During the year ended December 31, 2008, we experienced adverse bad debt trends attributable to economic challenges in our markets. Our bad debt expense represented 5.3% of our net revenue for the year ended December 31, 2008, as compared to 3.0% and 3.7% for the years ended December 31, 2007 and 2006, respectively. We expect that these economic challenges will continue in our markets, and, as such, our bad debt experience and operating results will continue to be adversely impacted in the foreseeable future.

At December 31, 2008, we had interest rate swap agreements with major financial institutions with a notional amount of $2.4 billion. We are exposed to credit risk in the event that one or more of the counterparties to the agreements does not, or cannot, meet their obligation. The notional amount is used to measure interest to be paid or received and does not represent the amount of exposure to credit loss. Any loss would be limited to the amount that would have been received over the remaining life of the swap agreement. The counterparties to the swap agreements are major financial institutions with credit ratings of AA- or higher. We do not currently foresee a material credit risk associated with these swap agreements; however, no assurances can be given.

Labor Unions

We have approximately 3,800 employees of which approximately 1,200, or approximately 32%, are represented by labor unions covered by two collective bargaining agreements with Dex Media in the Qwest

R.H. DONNELLEY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

States. The unionized employees are represented by either the International Brotherhood of Electrical Workers of America (“IBEW”), which represents approximately 400 of the unionized workforce, or the Communication Workers of America (“CWA”), which represents approximately 800 of the unionized workforce. Dex Media’s collective bargaining agreement with the IBEW expires in May 2009 and Dex Media’s collective bargaining agreement with the CWA expires in October 2009. We intend to engage in good faith bargaining and, as such, the results of those negotiations cannot yet be determined.

Derivative Financial Instruments and Hedging Activities

The Company accounts for its derivative financial instruments and hedging activities in accordance with SFAS No. 133, as amended by SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, an Amendment of FAS 133 and SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. We do not use derivative financial instruments for trading or speculative purposes and our derivative financial instruments are limited to interest rate swap agreements. The Company utilizes a combination of fixed rate and variable rate debt to finance its operations. The variable rate debt exposes the Company to variability in interest payments due to changes in interest rates. Management believes that it is prudent to mitigate the interest rate risk on a portion of its variable rate borrowings. The RHDI credit facility required that we maintain hedge agreements to provide either a fixed interest rate or interest rate protection on at least 50% of RHDI’s total outstanding debt. This requirement expired on December 31, 2008. The new Dex Media West and new Dex Media East credit facilities require that we maintain hedge agreements to provide a fixed rate on at least 33% of their respective indebtedness. To satisfy our objectives and requirements, the Company has entered into fixed interest rate swap agreements to manage fluctuations in cash flows resulting from changes in interest rates on variable rate debt. The Company’s interest rate swap agreements effectively convert $2.4 billion, or approximately 69%, of our variable rate debt to fixed rate debt, mitigating our exposure to increases in interest rates. At December 31, 2008, approximately 36% of our total debt outstanding consists of variable rate debt, excluding the effect of our interest rate swaps. Including the effect of our interest rate swaps, total fixed rate debt comprised approximately 89% of our total debt portfolio as of December 31, 2008.

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

All derivative financial instruments are recognized as either assets or liabilities on the consolidated balance sheets with measurement at fair value. On a quarterly basis, the fair values of the interest rate swaps are determined based on quoted market prices and, to the extent the swaps provide an effective hedge, the differences between the fair value and the book value of the swaps are recognized in accumulated other comprehensive loss, a component of shareholders’ equity (deficit). For derivative financial instruments that are not designated or do not qualify as hedged transactions, the initial fair value, if any, and any subsequent gains or losses on the change in the fair value are reported in earnings as a component of interest expense. Any gains or losses related to the quarterly fair value adjustments are presented as a non-cash operating activity on the consolidated statements of cash flows.

The Company discontinues hedge accounting prospectively when it is determined that the derivative is no longer highly effective in offsetting changes in the cash flows of the hedged item, the derivative or hedged item is expired, sold, terminated, exercised, or management determines that designation of the derivative as a

R.H. DONNELLEY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

hedging instrument is no longer appropriate. In situations in which hedge accounting is discontinued, the Company continues to carry the derivative at its fair value on the consolidated balance sheet and recognizes any subsequent changes in its fair value in earnings as a component of interest expense. Any amounts previously recorded to accumulated other comprehensive loss will be amortized to interest expense in the same period(s) in which the interest expense of the underlying debt impacts earnings.

See Note 6, “Derivative Financial Instruments” for additional information regarding our derivative financial instruments and hedging activities.

Pension and Postretirement Benefits

Pension and other postretirement benefits represent estimated amounts to be paid to employees in the future. The accounting for benefits reflects the recognition of these benefit costs over the employee’s approximate service period based on the terms of the plan and the investment and funding decisions made. The determination of the benefit obligation and the net periodic pension and other postretirement benefit costs requires management to make assumptions regarding the discount rate, return on retirement plan assets, increase in future compensation and healthcare cost trends. Changes in these assumptions can have a significant impact on the projected benefit obligation, funding requirement and net periodic benefit cost. The assumed discount rate is the rate at which the pension benefits could be settled. During 2008, 2007 and 2006, we utilized the Citigroup Pension Liability Index as the appropriate discount rate for our defined benefit pension plans. The expected long-term rate of return on plan assets is based on the mix of assets held by the plan and the expected long-term rates of return within each asset class. The anticipated trend of future healthcare costs is based on historical experience and external factors.

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R) (“SFAS No. 158”). This statement requires recognition of the overfunded or underfunded status of defined benefit postretirement plans as an asset or liability in the statement of financial position and to recognize changes in that funded status in accumulated other comprehensive income (loss) in the year in which the changes occur. SFAS No. 158 also requires measurement of the funded status of a plan as of the date of the statement of financial position. SFAS No. 158 became effective for recognition of the funded status of the benefit plans for fiscal years ending after December 15, 2006 and is effective for the measurement date provisions for fiscal years ending after December 15, 2008. We have adopted the funded status recognition provisions of SFAS No. 158 related to our defined benefit pension and postretirement plans and comply with the measurement date provisions of SFAS No. 158.

During October 2008, the Company froze all current defined benefit plans covering all non-union employees and curtailed the non-union retiree health care and life insurance benefits. See Note 9, “Benefit Plans,” for further information regarding our benefit plans.

Income Taxes

We account for income taxes under the asset and liability method in accordance with SFAS No. 109, Accounting for Income Taxes (“SFAS No. 109”). Deferred income tax liabilities and assets reflect temporary differences between amounts of assets and liabilities for financial and tax reporting. Such amounts are adjusted, as appropriate, to reflect changes in tax rates expected to be in effect when the temporary differences reverse. A valuation allowance is established to offset any deferred income tax assets if, based upon the available evidence, it is more likely than not that some or all of the deferred income tax assets will not be realized.

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes: An Interpretation of FASB Statement No. 109 (“FIN No. 48”). This interpretation clarifies the accounting for

R.H. DONNELLEY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The Company’s policy is to recognize interest and penalties related to unrecognized tax benefits in income tax expense. See Note 7, “Income Taxes,” for more information regarding our benefit (provision) for income taxes as well as the impact of adopting FIN No. 48.

Earnings (Loss) Per Share

For the years ended December 31, 2008 and 2007 and subsequent to the GS Repurchase in 2006 (defined in Note 11, “Redeemable Preferred Stock, Warrants and Other”), we accounted for earnings (loss) per share (“EPS”) in accordance with SFAS No. 128, Earnings Per Share (“SFAS No. 128”). For the year ended December 31, 2006 (through January 27, 2006, the closing date of the GS Repurchase), we accounted for EPS in accordance with EITF No. 03-6, Participating Securities and the Two-Class Method under FASB Statement 128 (“EITF 03-6”), which established standards regarding the computation of EPS by companies that have issued securities other than common stock that contractually entitle the holder to participate in dividends and earnings of the company. EITF 03-6 requires earnings available to common shareholders for the period, after deduction of preferred stock dividends, to be allocated between the common and preferred stockholders based on their respective rights to receive dividends. Basic EPS is then calculated by dividing the loss allocable to common shareholders by the weighted average number of shares outstanding. EITF 03-6 does not require the presentation of basic and diluted EPS for securities other than common stock. Therefore, the following EPS amounts only pertain to our common stock.

Under the guidance of SFAS No. 128, diluted EPS is calculated by dividing income (loss) allocable to common shareholders by the weighted average common shares outstanding plus dilutive potential common stock. Potential common stock includes stock options, stock appreciation rights (“SARs”), restricted stock and warrants, the dilutive effect of which is calculated using the treasury stock method, and prior to the GS Repurchase, our Preferred Stock (defined in Note 11, “Redeemable Preferred Stock, Warrants and Other”), the dilutive effect of which was calculated using the “if-converted” method.

R.H. DONNELLEY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The calculation of basic and diluted EPS for the years ended December 31, 2008, 2007 and 2006, respectively, is presented below.

	For the Years Ended
	December 31,
	2008	2007	2006

Basic EPS
Income (loss) available to common shareholders	$(2,298,327)	$46,859	$(208,483)
Amount allocable to common shareholders(1)	100%	100%	100%

Income (loss) allocable to common shareholders	(2,298,327)	46,859	(208,483)
Weighted average common shares outstanding	68,793	70,932	66,448

Basic earnings (loss) per share	$(33.41)	$0.66	$(3.14)

Diluted EPS
Income (loss) available to common shareholders	$(2,298,327)	$46,859	$(208,483)
Amount allocable to common shareholders(1)	100%	100%	100%

Income (loss) allocable to common shareholders	(2,298,327)	46,859	(208,483)
Weighted average common shares outstanding	68,793	70,932	66,448
Dilutive effect of stock awards and warrants(2)	—	1,031	—
Dilutive effect of Preferred Stock assuming conversion(2)	—	—	—

Weighted average diluted shares outstanding	68,793	71,963	66,448

Diluted earnings (loss) per share	$(33.41)	$0.65	$(3.14)

(1)	In computing EPS using the two-class method, we have not allocated the net loss reported for the year ended December 31, 2006, between common and preferred shareholders since preferred shareholders had no contractual obligation to share in the net loss.

(2)	Due to the loss allocable to common shareholders reported for the years ended December 31, 2008 and 2006, the effect of all stock-based awards, warrants and the assumed conversion of the Preferred Stock, as applicable, were anti-dilutive and therefore are not included in the calculation of diluted EPS. For the years ended December 31, 2008, 2007 and 2006, 4,060 shares, 2,593 shares and 2,263 shares, respectively, of stock-based awards had exercise prices that exceeded the average market price of the Company’s common stock for the respective periods. For the year ended December 31, 2006, the assumed conversion of the Preferred Stock into 391 shares of common stock was anti-dilutive and therefore not included in the calculation of diluted EPS.

Stock-Based Awards

We maintain a shareholder approved stock incentive plan, the 2005 Stock Award and Incentive Plan (“2005 Plan”), whereby certain employees and non-employee directors are eligible to receive stock options, SARs, limited stock appreciation rights in tandem with stock options and restricted stock. Prior to adoption of the 2005 Plan, we maintained a shareholder approved stock incentive plan, the 2001 Stock Award and Incentive Plan (“2001 Plan”). Under the 2005 Plan and 2001 Plan, 5 million and 4 million shares, respectively, were originally authorized for grant. Stock awards are typically granted at the market value of our common stock at the date of the grant, become exercisable in ratable installments or otherwise, over a period of one to five years from the date of grant, and may be exercised up to a maximum of ten years from the date of grant. The Compensation & Benefits Committee determines termination, vesting and other relevant provisions at the date of the grant. We have implemented a policy of issuing treasury shares held by the Company to satisfy stock issuances associated with stock-based award exercises.

R.H. DONNELLEY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of December 31, 2008, non-employee directors receive options to purchase 1,500 shares and an award of 1,500 shares of restricted stock upon election to the Board. Non-employee directors also receive, on an annual basis, options to purchase 1,500 shares and an award of 1,500 shares of restricted stock. Non-employee directors may also elect to receive additional equity awards in lieu of all or a portion of their cash fees.

The Company adopted the provisions of SFAS No. 123(R), Share-Based Payment (“SFAS No. 123(R)”), using the Modified Prospective Method. Under this method, we are required to record compensation expense in the consolidated statement of operations for all employee stock-based awards granted, modified or settled after the date of adoption and for the unvested portion of previously granted stock awards that remain outstanding as of the beginning of the period of adoption based on their grant date fair values. The Company estimates forfeitures over the requisite service period when recognizing compensation expense. Estimated forfeitures are adjusted to the extent actual forfeitures differ, or are expected to materially differ, from such estimates. For the year ended December 31, 2008, the Company utilized a forfeiture rate of 8% in determining compensation expense. For the years ended December 31, 2007 and 2006, the Company utilized a forfeiture rate of 5% in determining compensation expense.

The following table depicts the effect of adopting SFAS No. 123(R) on net loss, loss available to common shareholders and loss per share for the year ended December 31, 2006. The Company’s reported net loss, loss available to common shareholders and basic and diluted loss per share for the year ended December 31, 2006, which reflects compensation expense related to the Company’s stock-based awards recorded in accordance with SFAS No. 123(R), is compared to net loss, loss available to common shareholders and basic and diluted loss per share for the same period that would have been reported had such compensation expense been determined under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”).

	Year Ended December 31, 2006
	As Reported	Per APB No. 25

Total stock-based compensation expense	$43,283	$11,682
Net loss	(237,704)	(214,392)
Loss available to common shareholders	(208,483)	(185,171)
Loss per share:
Basic	$(3.14)	$(2.79)
Diluted	$(3.14)	$(2.79)

See Note 8, “Stock Incentive Plans,” for additional information regarding our stock incentive plans and the adoption of SFAS No. 123(R).

Treasury Stock

In November 2007, the Company’s Board of Directors authorized a $100.0 million stock repurchase plan (“Repurchase Plan”). This authorization permitted the Company to purchase its shares of common stock in the open market pursuant to Rule 10b-18 of the Securities Exchange Act of 1934 or through block trades or otherwise over the following twelve months, based on market conditions and other factors, which purchases may be made or suspended at any time. Purchases of common stock are accounted for using the cost method whereby the total cost of the shares reacquired is charged to treasury stock, a contra equity account. When treasury stock is reissued, the cost of the shares reissued (determined based on the first-in, first-out cost flow assumption) is charged against treasury stock and the excess of the reissuance price over cost is credited to additional paid-in capital. In accordance with the Repurchase Plan, the Company repurchased a total of 2.5 million shares at a cost of $95.7 million during December 2007, of which $6.1 million was funded in January 2008. No shares of RHD common stock were repurchased during the year ended December 31, 2008 and the Repurchase Plan is now expired.

R.H. DONNELLEY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fair Value of Financial Instruments

SFAS No. 107, Disclosures About Fair Value of Financial Instruments (“SFAS No. 107”), requires disclosure of the fair value of financial instruments for which it is practicable to estimate that value. At December 31, 2008 and 2007, the fair value of cash and cash equivalents, accounts receivable, and accounts payable and accrued liabilities approximated their carrying value based on the short-term nature of these instruments. The Company has utilized quoted market prices, where available, to compute the fair market value of our long-term debt as disclosed in Note 5, “Long-Term Debt, Credit Facilities and Notes.” These estimates of fair value may be affected by assumptions made and, accordingly, are not necessarily indicative of the amounts the Company could realize in a current market exchange.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”), which defines fair value, establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value and expands disclosures about fair value measurements. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The fair value hierarchy, which gives the highest priority to quoted prices in active markets, is comprised of the following three levels:

Level 1 — Unadjusted quoted market prices in active markets for identical assets and liabilities.

Level 2 — Observable inputs, other than Level 1 inputs. Level 2 inputs would typically include quoted prices in markets that are not active or financial instruments for which all significant inputs are observable, either directly or indirectly.

Level 3 — Prices or valuations that require inputs that are both significant to the measurement and unobservable.

SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. As such, we adopted SFAS No. 157 effective January 1, 2008. The adoption of SFAS No. 157 did not impact our consolidated financial position and results of operations. In accordance with SFAS No. 157, the following table represents our assets and liabilities that are measured at fair value on a recurring basis at December 31, 2008 and the level within the fair value hierarchy in which the fair value measurements are included.

Fair Value Measurements at
December 31, 2008
Using Significant Other
Description	Observable Inputs (Level 2)

Derivatives — Liabilities	$(57,591)

Valuation Techniques

Fair value is a market-based measure considered from the perspective of a market participant who holds the asset or owes the liability rather than an entity-specific measure. Therefore, even when market assumptions are not readily available, the Company’s own assumptions are set to reflect those that market participants would use in pricing the asset or liability at the measurement date. The Company uses prices and inputs that are current as of the measurement date.

Fair value for our derivative instruments was derived using pricing models. Pricing models take into account relevant observable market inputs that market participants would use in pricing the asset or liability. The pricing models used to determine fair value incorporate contract terms (including maturity) as well as other inputs including, but not limited to, interest rate yield curves and the creditworthiness of the counterparty. In accordance with SFAS No. 157, the impact of our own credit rating is also considered when measuring the fair value of liabilities. Our credit rating could have a material impact on the fair value of our derivative instruments, our results of operations or financial condition in a particular reporting period. For the

R.H. DONNELLEY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

year ended December 31, 2008, the impact of applying our credit rating in determining the fair value of our derivative instruments was a reduction to our interest rate swap liability of $28.4 million.

Many pricing models do not entail material subjectivity because the methodologies employed do not necessitate significant judgment, and the pricing inputs are observed from actively quoted markets, as is the case for our derivative instruments. The pricing models used by the Company are widely accepted by the financial services industry. As such and as noted above, our derivative instruments are categorized within Level 2 of the fair value hierarchy.

Fair Value Control Processes

The Company employs control processes to validate the fair value of its derivative instruments derived from the pricing models. These control processes are designed to assure that the values used for financial reporting are based on observable inputs wherever possible. In the event that observable inputs are not available, the control processes are designed to assure that the valuation approach utilized is appropriate and consistently applied and that the assumptions are reasonable.

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

New Accounting Pronouncements

The FASB issued FASB Staff Position (“FSP”) FAS 142-3, Determination of the Useful Life of Intangible Assets (“FSP FAS 142-3”), in April 2008. FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142. The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset, as determined under the provisions of SFAS No. 142, and the period of expected cash flows used to measure the fair value of the asset in accordance with SFAS No. 141(R), Business Combinations (“SFAS No. 141(R)”). FSP FAS 142-3 is effective for fiscal years beginning after December 15, 2008 and is to be applied prospectively to intangible assets acquired subsequent to its effective date. Accordingly, the Company plans to adopt the provisions of this FSP on January 1, 2009. The impact that the adoption of FSP FAS 142-3 may have on the Company’s results of operations and financial condition will depend on the nature and extent of any intangible assets acquired subsequent to its effective date.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133 (“SFAS No. 161”). SFAS No. 161 amends SFAS No. 133 and requires enhanced disclosures of derivative instruments and hedging activities such as the fair value of derivative instruments and presentation of gains or losses in tabular format, as well as disclosures

R.H. DONNELLEY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

regarding credit risks and strategies and objectives for using derivative instruments. SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008 and, as such, the Company plans to adopt the provisions of this standard on January 1, 2009. Although SFAS No. 161 requires enhanced disclosures, its adoption will not impact the Company’s results of operations or financial condition.

In December 2007, the FASB issued SFAS No. 141(R). SFAS No. 141(R), replaces SFAS No. 141, Business Combinations, and establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree, and any goodwill acquired in a business combination. SFAS No. 141(R) also establishes disclosure requirements to enable the evaluation of the nature and financial effects of a business combination. SFAS No. 141(R) is to be applied on a prospective basis and, for the Company, would be effective for any business combination transactions with an acquisition date on or after January 1, 2009. The impact that the adoption of this pronouncement may have on the Company’s results of operations and financial condition will depend on the nature and extent of any business combinations subsequent to its effective date.

We have reviewed other accounting pronouncements that were issued as of December 31, 2008, which the Company has not yet adopted, and do not believe that these pronouncements will have a material impact on our financial position or operating results.

3.	Acquisitions

Business.com Acquisition

On August 23, 2007, we acquired Business.com, a leading business search engine and directory and performance based advertising network, for a disclosed purchase price of $345.0 million (the “Business.com Acquisition”). The purchase price determined in accordance with GAAP was $334.4 million and excludes certain items such as the value of unvested equity awards, which will be recorded as compensation expense over their vesting period. The purpose of the Business.com Acquisition was to expand our existing interactive portfolio by adding leading Internet advertising talent and technology, to strengthen RHD’s position in the expanding local commercial search market and to develop an online performance based advertising network. Business.com also provided us with the established business-to-business online properties of Business.com, Work.com and the Business.com Advertising Network. Business.com now operates as a direct, wholly-owned subsidiary of RHD. The results of Business.com have been included in our consolidated results commencing August 23, 2007.

Local Launch Acquisition

On September 6, 2006, we acquired Local Launch, Inc. (“Local Launch”), a local search products, platform and fulfillment provider (the “Local Launch Acquisition”). The purpose of the Local Launch Acquisition was to support the expansion of our local search engine marketing and search engine optimization offerings and to provide new, innovative solutions to enhance our local search engine marketing and search engine optimization capabilities. During the years ended December 31, 2007 and 2006, the Local Launch business operated as a direct wholly-owned subsidiary of RHD. Effective January 1, 2008, Local Launch was merged with and into Business.com. The products and services provided by Local Launch continue to be offered to our advertisers through Business.com. The results of the Local Launch business are included in our consolidated results commencing September 6, 2006.

Dex Media Merger

On January 31, 2006, we acquired Dex Media for an equity purchase price of $4.1 billion (the “Dex Media Merger”). Additionally, we assumed Dex Media’s outstanding indebtedness on January 31, 2006 with a fair market value of $5.5 billion, together with other costs for a total aggregate purchase price of $9.8 billion.

R.H. DONNELLEY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Dex Media is the exclusive publisher of the “official” yellow pages and white pages directories for Qwest Communications International Inc. (“Qwest”) where Qwest was the primary local exchange carrier (“LEC”) in November 2002, the date of the original acquisition of the Dex directory business from Qwest. Dex Media is the indirect parent of Dex Media East LLC (“Dex Media East”) and Dex Media West LLC (“Dex Media West”). The purpose of the Dex Media Merger was to take a further step in the consolidation of RHD into a leading publisher of print and online yellow pages and other local online search directories and products. The acquired business of Dex Media and its subsidiaries (“Dex Media Business”) now operates through Dex Media, Inc., one of RHD’s direct, wholly-owned subsidiaries. The results of the Dex Media Business have been included in the Company’s operating results commencing February 1, 2006.

AT&T Directory Acquisition

On September 1, 2004, we completed the acquisition of the directory publishing business (“AT&T Directory Business”) of AT&T Inc. (formerly known as SBC Communications, Inc.) in Illinois and Northwest Indiana, including AT&T’s interest in The DonTech II Partnership (“DonTech”), a 50/50 general partnership between us and AT&T (collectively, the “AT&T Directory Acquisition”) for $1.41 billion in cash, after working capital adjustments and the settlement of a $30 million liquidation preference owed to us related to DonTech. As a result of the AT&T Directory Acquisition, we became the publisher of AT&T branded yellow pages in Illinois and Northwest Indiana. The acquired AT&T Directory Business now operates as R. H. Donnelley Publishing and Advertising of Illinois Partnership, one of our indirect, wholly-owned subsidiaries. The results of the AT&T Directory Business have been included in our consolidated results commencing September 1, 2004.

Embarq Acquisition

On January 3, 2003, we completed the acquisition of the directory business (the “Embarq Directory Business”) of Sprint Nextel Corporation (“Sprint”) (formerly known as Sprint Corporation) by acquiring all of the outstanding capital stock of the various entities comprising Sprint Publishing and Advertising (collectively, the “Embarq Acquisition”) for $2.23 billion in cash. Prior to the Embarq Acquisition, we were one of the largest independent sales agents and pre-press vendors for yellow pages advertising in the United States. The purpose of the Embarq Acquisition and the AT&T Directory Acquisition was to transform RHD into a leading publisher of yellow pages directories. The Embarq Directory Business now operates as R.H. Donnelley Publishing and Advertising, Inc., one of our indirect, wholly-owned subsidiaries. The results of the Embarq Directory Business are included in our consolidated results commencing January 3, 2003.

These acquisitions were accounted for as purchase business combinations in accordance with SFAS No. 141. Under purchase accounting rules, we did not assume or record the deferred revenue balance associated with directories published by Dex Media of $114.0 million at January 31, 2006. This amount represented revenue that would have been recognized subsequent to the Dex Media Merger under the deferral and amortization method in the absence of purchase accounting. Accordingly, we did not record revenue associated with directories that were published prior to the Dex Media Merger, as well as directories that were published in the month the Dex Media Merger was completed. Although the deferred revenue balance associated with directories that were published prior to the Dex Media Merger were eliminated, we retained all the rights associated with the collection of amounts due under and contractual obligations under the advertising contracts executed prior to the Dex Media Merger. As a result, the billed and unbilled accounts receivable balances acquired in the Dex Media Merger became assets of the Company. Also under purchase accounting rules, we did not assume or record the deferred directory costs related to those directories that were published prior to the Dex Media Merger as well as directories that published in the month the Dex Media Merger was completed, totaling $205.1 million for Qwest-branded directories. These costs represented cost of revenue that would have been recognized subsequent to the Dex Media Merger under the deferral and amortization method in the absence of purchase accounting.

R.H. DONNELLEY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following unaudited condensed pro forma information has been prepared in accordance with SFAS No. 141 for the year ended December 31, 2006 and assumes the Dex Media Merger (and related GS Repurchase) and related financing occurred on January 1, 2006. The following unaudited condensed pro forma information does not purport to represent what the Company’s results of operations would actually have been if the Dex Media Merger (and related GS Repurchase) had in fact occurred on January 1, 2006 and is not necessarily representative of results of operations for any future period. The unaudited condensed pro forma financial information for the year ended December 31, 2006 does not eliminate the adverse impact of purchase accounting relating to the Dex Media Merger.

For the Year Ended
December 31, 2006

Net revenue	$2,039,192
Operating income	470,353
Net loss	(275,943)
Loss available to common shareholders	(275,943)
Diluted loss per share	$(3.97)

4.	Restructuring Charges

The table below shows the activity in our restructuring reserves during 2008, 2007 and 2006.

	2003	2005	2006	2007	2008
	Restructuring	Restructuring	Restructuring	Restructuring	Restructuring
	Actions	Actions	Actions	Actions	Actions	Total

Balance at December 31, 2005	$1,577	$6,472	$—	$—	$—	$8,049
Additions to reserve charged to goodwill	—	—	18,914	—	—	18,914
Payments	(606)	(1,074)	(11,299)	—	—	(12,979)
Reserve reversal credited to goodwill	—	(3,455)	—	—	—	(3,455)

Balance at December 31, 2006	971	1,943	7,615	—	—	10,529
Additions to reserve charged to goodwill	—	—	96	—	—	96
Additions to reserve charged to earnings	—	—	—	5,542	—	5,542
Payments	(208)	(135)	(3,825)	—	—	(4,168)
Reserve reversal credited to goodwill	—	(1,808)	(559)	—	—	(2,367)

Balance at December 31, 2007	763	—	3,327	5,542	—	9,632
Additions to reserve charged to earnings	—	—	—	—	38,627	38,627
Payments	(160)	—	(2,145)	(3,315)	(28,424)	(34,044)
Reserve reversal credited to earnings	—	—	(615)	(1,851)	—	(2,466)

Balance at December 31, 2008	$603	$—	$567	$376	$10,203	$11,749

During the second quarter of 2008, we initiated a restructuring plan that included headcount reductions, consolidation of responsibilities and vacated leased facilities (“2008 Restructuring Actions”) to occur throughout 2008 and into 2009. During the year ended December 31, 2008, we recognized a restructuring charge to

R.H. DONNELLEY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

earnings associated with the 2008 Restructuring Actions of $38.6 million, primarily related to outside consulting services, severance and vacated leased facilities, and made payments of $28.4 million.

During the year ended December 31, 2007, we recognized a restructuring charge to earnings of $5.5 million associated with headcount reductions and consolidation of responsibilities to be effectuated during 2008 (“2007 Restructuring Actions”). During the year ended December 31, 2008, we finalized our estimate of costs associated with headcount reductions and reversed a portion of the reserve by $1.9 million, with a corresponding credit to earnings. During 2008, we made payments of $3.3 million, which consist primarily of payments for severance. No payments were made associated with the 2007 Restructuring Actions during the year ended December 31, 2007.

As a result of the Dex Media Merger, we completed a restructuring relating to the integration of the Dex Media Business and vacated certain of our leased Dex Media facilities in Colorado, Minnesota, Nebraska and Oregon. The costs associated with these actions are shown in the table above under the caption “2006 Restructuring Actions.” We estimated the costs associated with terminated employees, including Dex Media executive officers, and abandonment of certain of our leased facilities, net of estimated sublease income, to be approximately $18.9 million and such costs were charged to goodwill during 2006. During January 2007, we finalized our estimate of costs associated with terminated employees and recognized a charge to goodwill of $0.1 million. During the year ended December 31, 2007, we finalized our assessment of the relocation reserve established as a result of the Dex Media Merger and as a result, we reversed the remaining amount in the reserve of $0.6 million, with a corresponding offset to goodwill. During the year ended December 31, 2008, we reversed a portion of the reserve related to severance and our leased Dex Media facilities by $0.6 million, with a corresponding credit to earnings. Payments made with respect to severance and relocation during 2008, 2007 and 2006 totaled $0.4 million, $1.6 million and $10.8 million, respectively. Payments of $1.7 million, $2.2 million and $0.5 million were made during 2008, 2007 and 2006, respectively, with respect to the vacated leased Dex Media facilities. The remaining lease payments for these facilities will be made through 2016.

In connection with the AT&T Directory Acquisition, we completed a restructuring relating to the integration of the AT&T Directory Business and vacated certain of our leased facilities in Chicago, Illinois. Estimated costs associated with these restructuring actions were charged to goodwill. Activity related to these restructuring actions is shown in the table above under the caption “2005 Restructuring Actions.” During 2006, we formalized a plan to re-occupy in early 2007 a portion of the leased facilities in Chicago, Illinois. As a result, we reduced our reserve related to these leased facilities during the year ended December 31, 2006 by $3.5 million, with a corresponding offset to goodwill. During 2007, we re-occupied the remaining portion of our leased facilities in Chicago, Illinois. As a result, we reversed the remaining amount of our reserve related to these leased facilities during the year ended December 31, 2007 by $1.8 million, with a corresponding offset to goodwill. Payments of $0.1 million and $1.0 million, net of sublease income, were charged against the reserve during 2007 and 2006, respectively, with respect to the leased facilities in Chicago. Illinois. As a result of the AT&T Directory Acquisition, we made payments with respect to severance and relocation of $0.1 million during 2006. There were no payments made with respect to severance and relocation subsequent to 2006.

In connection with the Embarq Acquisition, estimated costs associated with vacated leased facilities were charged to goodwill. Activity related to this restructuring action is shown in the table above under the caption “2003 Restructuring Actions.” Payments of $0.2 million, $0.2 million and $0.6 million, net of sublease income, reflect lease payments associated with those facilities during 2008, 2007 and 2006, respectively. Remaining lease payments related to the 2003 Restructuring Actions will be made through 2012.

Restructuring charges that are charged to earnings are included in general and administrative expenses on the consolidated statements of operations.

R.H. DONNELLEY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	Long-Term Debt, Credit Facilities and Notes

Long-term debt of the Company at December 31, 2008 and 2007, including $86.2 million and $103.8 million, respectively, of fair value adjustments required by GAAP as a result of the Dex Media Merger, consisted of the following:

	December 31,	December 31,
	2008	2007

RHD
6.875% Senior Notes due 2013	$206,791	$300,000
6.875% Series A-1 Senior Discount Notes due 2013	301,862	339,222
6.875% Series A-2 Senior Discount Notes due 2013	455,204	613,649
8.875% Series A-3 Senior Notes due 2016	1,012,839	1,210,000
8.875% Series A-4 Senior Notes due 2017	1,229,760	1,500,000
R.H. Donnelley Inc. (“RHDI”)
Credit Facility	1,341,098	1,571,536
11.75% Senior Notes due 2015	412,871	—
Dex Media, Inc.
8% Senior Notes due 2013	510,408	512,097
9% Senior Discount Notes due 2013	771,488	719,112
Dex Media East
Credit Facility	1,081,500	1,106,050
Dex Media West
New Credit Facility	1,080,000	—
Former Credit Facility	—	1,071,491
8.5% Senior Notes due 2010	393,883	398,736
5.875% Senior Notes due 2011	8,761	8,774
9.875% Senior Subordinated Notes due 2013	815,791	824,982

Total RHD Consolidated	9,622,256	10,175,649
Less current portion	113,566	177,175

Long-term debt	$9,508,690	$9,998,474

The Company’s credit facilities and the indentures governing the notes contain usual and customary representations and warranties as well as affirmative and negative covenants that, among other things, place limitations on our ability to (i) incur additional indebtedness; (ii) pay dividends and repurchase our capital stock; (iii) enter into mergers, consolidations, acquisitions, asset dispositions and sale-leaseback transactions; (iv) make capital expenditures; (v) issue capital stock of our subsidiaries; (vi) engage in transactions with our affiliates; and (vii) make investments, loans and advances, in each case, subject to customary and negotiated exceptions and limitations, as applicable. The Company’s credit facilities also contain financial covenants relating to maximum consolidated leverage, minimum interest coverage and maximum senior secured leverage as defined therein. Substantially all of RHDI’s and its subsidiaries’ assets, including the capital stock of RHDI and its subsidiaries, are pledged to secure the obligations under the RHDI credit facility. Substantially all of the assets of Dex Media East and Dex Media West and their subsidiaries, including their equity interests, are pledged to secure the obligations under their respective credit facilities.

R.H. DONNELLEY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

RHD

On October 2, 2007, we issued $1.0 billion aggregate principal amount of 8.875% Series A-4 Senior Notes due 2017 (“Series A-4 Notes”). Proceeds from this issuance were (a) used to repay a $328.0 million RHD credit facility (“RHD Credit Facility”) used to fund the Business.com Acquisition, (b) contributed to RHDI in order to provide funding for the tender offer and consent solicitation of RHDI’s $600.0 million aggregate principal amount 10.875% Senior Subordinated Notes due 2012 (“RHDI Senior Subordinated Notes”) and (c) used to pay related fees and expenses and for other general corporate purposes. On October 17, 2007, we issued an additional $500.0 million of Series A-4 Notes. Proceeds from this issuance were (a) transferred to Dex Media East in order to repay $86.4 million and $213.6 million of the Term Loan A and Term Loan B under the former Dex Media East credit facility, respectively, (b) contributed to RHDI in order to repay $91.8 million, $16.2 million and $83.0 million of Term Loans A-4, D-1, and D-2 under the RHDI credit facility, respectively, and (c) used to pay related fees and expenses. As a result of these refinancing transactions, Term Loan A-4 under the RHDI credit facility was paid in full at December 31, 2007. The repayment of the term loans under the RHDI credit facility was accounted for as an extinguishment of debt resulting in a loss on debt transactions during the year ended December 31, 2007 of $4.2 million related to the write-off of unamortized deferred financing costs.

In July 2008, we registered approximately $1,235.3 million of the Series A-4 Notes.

To finance the Business.com Acquisition and related fees and expenses, on August 23, 2007, RHD entered into a $328.0 million credit facility, with a scheduled maturity date of December 31, 2011. On October 2, 2007, the RHD Credit Facility was paid in full from the proceeds of our Series A-4 Notes. The repayment of the RHD Credit Facility was accounted for as an extinguishment of debt resulting in a loss on debt transactions during the year ended December 31, 2007 of $0.8 million related to the write-off of unamortized deferred financing costs.

Credit Facilities

At December 31, 2008, total outstanding debt under our credit facilities was $3,502.6 million, comprised of $1,341.1 million under the RHDI credit facility, $1,081.5 million under the Dex Media East credit facility and $1,080.0 million under the new Dex Media West credit facility.

RHDI

Effective October 21, 2008, we obtained a waiver under the RHDI credit facility to permit us to make voluntary prepayments of the Term Loan D-1 and Term Loan D-2 at a discount to par provided that such discount is acceptable to those lenders who choose to participate. We are not obligated to make any such prepayments. Such prepayments may be made for a period of 270 days after the date of the waiver in an aggregate amount of up to $400.0 million; provided that any such prepayment must be in an amount not less than $10.0 million. During the year ended December 31, 2008, we repaid $9.8 million of Term Loan D-1 and $45.9 million of Term Loan D-2 under the RHDI credit facility by making voluntary prepayments of $35.5 million, including fees, at a discount to par. As a result, unamortized deferred financing costs of $0.2 million were written off for the year ended December 31, 2008.

On June 6, 2008 and in conjunction with the Debt Exchanges, we amended the RHDI credit facility in order to, among other things, permit the Debt Exchanges and provide additional covenant flexibility. In addition, as part of the amendment, RHDI modified pricing and extended the maturity date of $100.0 million of the RHDI Revolver to June 2011. The remaining $75.0 million of the RHDI Revolver will continue to mature in December 2009.

As of December 31, 2008, outstanding balances under the RHDI credit facility, totaled $1,341.1 million, comprised of $269.3 million under Term Loan D-1 and $1,071.8 million under Term Loan D-2 and no amount

R.H. DONNELLEY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

was outstanding under the RHDI Revolver (other than $0.2 million utilized under a standby letter of credit). All Term Loans require quarterly principal and interest payments. The RHDI credit facility provides for an uncommitted Term Loan C for potential borrowings up to $400.0 million, such proceeds, if borrowed, to be used to fund acquisitions, refinance certain indebtedness or to make certain restricted payments. As noted above, $75.0 million of the RHDI Revolver matures in December 2009, while $100.0 million of the RHDI Revolver matures in June 2011, and Term Loans D-1 and D-2 require accelerated amortization beginning in 2010 through final maturity in June 2011. The weighted average interest rate of outstanding debt under the RHDI credit facility was 6.77% and 6.50% at December 31, 2008 and 2007, respectively.

As amended on June 6, 2008, as of December 31, 2008, the RHDI credit facility bears interest, at our option, at either:

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

Dex Media East

As of December 31, 2008, the principal amounts owed under the Dex Media East credit facility totaled $1,081.5 million, comprised of $682.5 million under Term Loan A and $399.0 million under Term Loan B and no amount was outstanding under the $100.0 million aggregate principal amount revolving loan facility (“Dex Media East Revolver”) (with an additional $2.6 million utilized under two standby letters of credit). The Dex Media East credit facility also consists of a $200.0 million aggregate principal amount uncommitted incremental facility, in which Dex Media East would have the right, subject to obtaining commitments for such incremental loans, on one or more occasions to increase the Term Loan A, Term Loan B or the Dex Media East Revolver by such amount. The Dex Media East Revolver and Term Loan A will mature in October 2013, and the Term Loan B will mature in October 2014. The weighted average interest rate of outstanding debt under the Dex Media East credit facility was 3.83% and 6.87% at December 31, 2008 and 2007, respectively.

As of December 31, 2008, the Dex Media East credit facility bears interest, at our option, at either:

•	The higher of (i) the base rate determined by the Administrative Agent, JP Morgan Chase Bank, N.A. and (ii) the Federal Funds Effective Rate (as defined) plus 0.50%, and in each case, plus a 0.75% (or 0.50% if leverage ratio is less than 2 to 1) margin on the Dex Media East Revolver and Term Loan A and a 1.00% margin on Term Loan B; or

•	The LIBOR rate plus a 1.75% (or 1.50% if leverage ratio is less than 2 to 1) margin on the Dex Media East Revolver and Term Loan A and a 2.00% margin on Term Loan B. We may elect interest periods of 1, 2, 3, or 6 months (or 9 or 12 months if, at the time of the borrowing, all lenders agree to make such term available), for LIBOR borrowings.

On October 24, 2007, we replaced the former Dex Media East credit facility with the new Dex Media East credit facility. Proceeds from the new Dex Media East credit facility were used on October 24, 2007 to repay the remaining $56.5 million and $139.7 million of Term Loan A and Term Loan B under the former Dex Media East credit facility, respectively, and $32.5 million under the former Dex Media East revolving loan facility. The repayment of the term loans and revolving loan commitments outstanding under the former

R.H. DONNELLEY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Dex Media East credit facility was accounted for as an extinguishment of debt resulting in a loss on debt transactions during the year ended December 31, 2007 of $0.2 million related to the write-off of unamortized deferred financing costs.

Proceeds from the new Dex Media East credit facility were also used on November 26, 2007 to fund the redemption of $449.7 million of Dex Media East’s outstanding 9.875% Senior Notes due 2009 and $341.3 million of Dex Media East’s outstanding 12.125% Senior Subordinated Notes due 2012. See below for further details.

Dex Media West

On June 6, 2008, we refinanced the Dex Media West credit facility. The new Dex Media West credit facility consists of a $130.0 million Term Loan A maturing in October 2013, a $950.0 million Term Loan B maturing in October 2014 and a $90.0 million Dex Media West Revolver. In the event that more than $25.0 million of Dex Media West’s 9.875% Senior Subordinated Notes due 2013 (or any refinancing or replacement thereof) are outstanding, the Dex Media West Revolver, Term Loan A and Term Loan B will mature on the date that is three months prior to the final maturity of such notes. The new Dex Media West credit facility includes an up to $400.0 million uncommitted incremental facility (“Incremental Facility”) that may be incurred as additional revolving loans or additional term loans, subject to obtaining commitments for such loans. The Incremental Facility is fully available if used to refinance the Dex Media West 8.5% Senior Notes due 2010, however is limited to $200.0 million if used for any other purpose. The proceeds from the new Dex Media West credit facility were used to refinance the former Dex Media West credit facility and pay related fees and expenses. The refinancing of the former Dex Media West credit facility was accounted for as an extinguishment of debt resulting in a loss on debt transactions during the year ended December 31, 2008 of $2.1 million related to the write-off of unamortized deferred financing costs.

As of December 31, 2008, the principal amounts owed under the new Dex Media West credit facility totaled $1,080.0 million, comprised of $130.0 million under Term Loan A and $950.0 million under Term Loan B and no amount was outstanding under the Dex Media West Revolver. The weighted average interest rate of outstanding debt under the new Dex Media West credit facility was 7.10% at December 31, 2008. The weighted average interest rate of outstanding debt under the former Dex Media West credit facility was 6.51% at December 31, 2007.

As of December 31, 2008, the new Dex Media West credit facility bears interest, at our option, at either:

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

Notes

At December 31, 2008, we had total outstanding notes of $6,119.7 million, comprised of $3,206.5 million outstanding RHD notes, $412.9 million outstanding RHDI notes, $1,281.9 million outstanding Dex Media, Inc. notes and $1,218.4 million outstanding Dex Media West notes.

R.H. DONNELLEY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

RHD

At December 31, 2008, RHD had total outstanding notes of $3,206.5 million, comprised of $206.8 million 6.875% Senior Notes, $301.9 million 6.875% Series A-1 Senior Discount Notes, $455.2 million 6.875% Series A-2 Senior Discount Notes, $1,012.8 million 8.875% Series A-3 Senior Notes and $1,229.8 million 8.875% Series A-4 Senior Notes.

In October 2008, we repurchased $21.5 million of our Notes for a purchase price of $7.4 million. In September 2008, we repurchased $165.5 million ($159.9 million accreted value, as applicable) of our Notes for a purchase price of $84.7 million.

On June 25, 2008, RHDI exchanged $594.2 million ($585.7 million accreted value, as applicable) of the RHD Notes for $412.9 million of the RHDI Senior Notes, resulting in a reduction of our debt of $172.8 million.

See Note 2, “Summary of Significant Accounting Policies — Gain (Loss) on Debt Transactions, Net” for additional information related to these debt transactions.

We have issued $1.5 billion aggregate principal amount of 8.875% Series A-4 Senior Notes due 2017. Interest on the Series A-4 Notes is payable semi-annually on April 15th and October 15th of each year, commencing on April 15, 2008. The Series A-4 Notes are senior unsecured obligations of RHD, senior in right of payment to all of RHD’s existing and future senior subordinated debt and future subordinated obligations and rank equally with any of RHD’s existing and future senior unsecured debt. The Series A-4 Notes are effectively subordinated to RHD’s secured debt, including RHD’s guarantee of borrowings under the RHDI credit facility and are structurally subordinated to any existing or future liabilities (including trade payables) of our direct and indirect subsidiaries. At December 31, 2008, the Series A-4 Notes had a fair market value of $159.9 million.

The 8.875% Series A-4 Notes with a remaining face value of $1,229.8 million are redeemable at our option beginning in 2012 at the following prices (as a percentage of face value):

Redemption Year	Price

2012	104.438%
2013	102.958%
2014	101.479%
2015 and thereafter	100.000%

We have issued $300.0 million of 6.875% Senior Notes due January 15, 2013 (“Holdco Notes”), the proceeds of which were used to redeem 100,303 shares of the then outstanding Preferred Stock from the GS Funds, pay transaction costs and repay debt associated with RHDI’s Credit Facility. Interest is payable on the Holdco Notes semi-annually in arrears on January 15th and July 15th of each year, commencing July 15, 2005. At December 31, 2008, the 6.875% Holdco Notes had a fair market value of $26.9 million.

The 6.875% Holdco Notes with a remaining face value of $206.8 million are redeemable at our option beginning in 2009 at the following prices (as a percentage of face value):

Redemption Year	Price

2009	103.438%
2010	101.719%
2011 and thereafter	100.000%

In order to fund the cash portion of the Dex Media Merger purchase price, we issued $660.0 million aggregate principal amount at maturity ($600.5 million gross proceeds) of 6.875% Series A-2 Senior Discount Notes due January 15, 2013 and $1.21 billion principal amount of 8.875% Series A-3 Senior Notes due

R.H. DONNELLEY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

January 15, 2016. Interest is payable semi-annually on January 15th and July 15th of each year for the Series A-2 Senior Discount Notes and the Series A-3 Senior Notes, commencing July 15, 2006. We also issued $365.0 million aggregate principal amount at maturity ($332.1 million gross proceeds) of 6.875% Series A-1 Senior Discount Notes due January 15, 2013 to fund the GS Repurchase. Interest is payable semi-annually on January 15th and July 15th of each year, commencing July 15, 2006. All of these notes are unsecured obligations of RHD, senior in right of payment to all future senior subordinated and subordinated indebtedness of RHD and structurally subordinated to all indebtedness of our subsidiaries. At December 31, 2008, the 6.875% Series A-1 and Series A-2 Senior Discount Notes and 8.875% Series A-3 Senior Notes had a fair market value of $39.2 million, $59.2 million and $131.7 million, respectively.

The 6.875% Series A-1 Senior Discount Notes with a remaining face value of $301.9 million and Series A-2 Senior Discount Notes with a remaining face value of $455.2 million are redeemable at our option beginning in 2009 at the following prices (as a percentage of face value):

Redemption Year	Price

2009	103.438%
2010	101.719%
2011 and thereafter	100.000%

The 8.875% Series A-3 Senior Notes with a remaining face value of $1,012.8 million are redeemable at our option beginning in 2011 at the following prices (as a percentage of face value):

Redemption Year	Price

2011	104.438%
2012	102.958%
2013	101.479%
2014 and thereafter	100.000%

RHDI

On June 25, 2008, RHDI exchanged $594.2 million ($585.7 million accreted value) of the RHD Notes for $412.9 million of the RHDI Senior Notes. Interest on the RHDI Senior Notes is payable semi-annually on May 15th and November 15th of each year, commencing November 15, 2008. The RHDI Senior Notes are senior unsecured obligations of RHDI and rank equally with all of RHDI’s other senior unsecured indebtedness. The RHDI Senior Notes are fully and unconditionally guaranteed by RHD and RHDI’s subsidiaries that guarantee the obligations under the RHDI credit facility on a general, senior unsecured basis. The RHDI Senior Notes are effectively subordinated in right of payment to all of RHDI’s existing and future secured debt to the extent of the value of the assets securing such debt. The RHDI Senior Notes are also structurally subordinated to all existing and future liabilities (including trade payables) of RHDI’s existing and future subsidiaries that do not guarantee the RHDI Senior Notes. The RHD guarantee with respect to the RHDI Senior Notes is structurally subordinated to the liabilities of RHD’s subsidiaries, other than RHDI and its subsidiaries that guarantee obligations under the RHDI Senior Notes. Claims with respect to the RHDI Senior Notes are structurally senior to claims with respect to any outstanding RHD notes. At December 31, 2008, the RHDI Senior Notes had a fair market value of $101.2 million.

R.H. DONNELLEY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The RHDI Senior Notes with a face value of $412.9 million are redeemable at our option beginning in 2012 at the following prices (as a percentage of face value):

Redemption Year	Price

2012	105.875%
2013	102.938%
2014 and thereafter	100.000%

In connection with the Embarq Acquisition, RHDI issued $325.0 million aggregate principal amount 8.875% Senior Notes due 2010 (“Senior Notes”) and $600.0 million of Senior Subordinated Notes. In December 2005, we repurchased through a tender offer and exit consent solicitation $317.1 million of the Senior Notes. The remaining $7.9 million of Senior Notes were redeemed in December 2007. Proceeds from the RHDI Revolver were used to fund the December 2007 redemption, a redemption premium of $0.2 million and pay transaction costs. The redemption of the Senior Notes was accounted for as an extinguishment of debt resulting in a loss on debt transactions of $0.2 million during the year ended December 31, 2007, consisting of the redemption premium and the write-off of unamortized deferred financing costs of less than $0.1 million.

In October 2007, under the terms and conditions of a tender offer and consent solicitation to purchase the Senior Subordinated Notes that we commenced on September 18, 2007, $599.9 million, or 99.9%, of the outstanding Senior Subordinated Notes were repurchased. Proceeds from the Series A-4 Notes were contributed by RHD to RHDI in order to fund the repurchase of the Senior Subordinated Notes, a tender premium of $39.7 million and pay transaction costs of the tender offer. In December 2007, the remaining $0.1 million of Senior Subordinated Notes were redeemed. The tender and redemption of the Senior Subordinated Notes was accounted for as an extinguishment of debt resulting in a loss on debt transactions of $51.3 million during the year ended December 31, 2007, consisting of the tender premium and the write-off of unamortized deferred financing costs of $11.6 million.

Dex Media, Inc.

At December 31, 2008, Dex Media, Inc. had total outstanding notes of $1,281.9 million, comprised of $510.4 million 8% Senior Notes and $771.5 million 9% Senior Discount Notes.

Dex Media, Inc. has issued $500.0 million aggregate principal amount of 8% Senior Notes due 2013. These Senior Notes are unsecured obligations of Dex Media, Inc. and interest is payable on May 15th and November 15th of each year. As of December 31, 2008, $500.0 million aggregate principal amount was outstanding excluding fair value adjustments. At December 31, 2008, the 8% Senior Notes had a fair market value of $92.5 million.

The 8% Senior Notes with a face value of $500.0 million are redeemable at our option beginning in 2008 at the following prices (as a percentage of face value):

Redemption Year	Price

2009	102.667%
2010	101.333%
2011 and thereafter	100.000%

Dex Media, Inc. has issued $750.0 million aggregate principal amount of 9% Senior Discount Notes due 2013, under two indentures. Under the first indenture totaling $389.0 million aggregate principal amount, the 9% Senior Discount Notes were issued at an original issue discount with interest accruing at 9%, per annum, compounded semi-annually. These Senior Discount Notes are unsecured obligations of Dex Media, Inc. and interest accrues in the form of increased accreted value until November 15, 2008 (“Full Accretion Date”), at which time the accreted value will be equal to the full principal amount at maturity. Under the second indenture totaling $361.0 million aggregate principal amount, interest accrues at 8.37% per annum,

R.H. DONNELLEY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

compounded semi-annually, which creates a premium at the Full Accretion Date that will be amortized over the remainder of the term. After November 15, 2008, the 9% Senior Discount Notes bear cash interest at 9% per annum, payable semi-annually on May 15th and November 15th of each year. These Senior Discount Notes are unsecured obligations of Dex Media, Inc. and no cash interest will accrue on the discount notes prior to the Full Accretion Date. As of December 31, 2008, $749.9 million aggregate principal amount was outstanding excluding fair value adjustments. At December 31, 2008, the 9% Senior Discount Notes had a fair market value of $138.8 million.

The 9% Senior Discount Notes with a remaining face value of $749.9 million are redeemable at our option beginning in 2008 at the following prices (as a percentage of face value):

Redemption Year	Price

2009	103.000%
2010	101.500%
2011 and thereafter	100.000%

Dex Media East

On November 26, 2007, proceeds from the new Dex Media East credit facility were used to fund the redemption of $449.7 million of Dex Media East’s outstanding 9.875% Senior Notes due 2009, $341.3 million of Dex Media East’s outstanding 12.125% Senior Subordinated Notes due 2012, redemption premiums associated with these Senior Notes and Senior Subordinated Notes of $11.1 million and $20.7 million, respectively, and pay transaction costs. The redemption of these Senior Notes and Senior Subordinated Notes was accounted for as an extinguishment of debt resulting in a loss on debt transactions of $31.8 million during the year ended December 31, 2007 related to the redemption premiums. In addition, as a result of redeeming these Senior Notes and Senior Subordinated Notes, the loss on debt transactions was offset by $62.2 million during the year ended December 31, 2007, resulting from accelerated amortization of the remaining fair value adjustment recorded as a result of the Dex Media Merger.

Dex Media West

At December 31, 2008, Dex Media West had total outstanding notes of $1,218.4 million, comprised of $393.9 million 8.5% Senior Notes, $8.7 million 5.875% Senior Notes and $815.8 million Senior Subordinated Notes.

Dex Media West issued $385.0 million aggregate principal amount of 8.5% Senior Notes due 2010. These Senior Notes are unsecured obligations of Dex Media West and interest is payable on February 15th and August 15th of each year. As of December 31, 2008, $385.0 million aggregate principal amount was outstanding excluding fair value adjustments. At December 31, 2008, the 8.5% Senior Notes had a fair market value of $231.0 million.

The 8.5% Senior Notes with a face value of $385.0 million are now redeemable at our option at the following prices (as a percentage of face value):

Redemption Year	Price

2009 and thereafter	100.000%

Dex Media West issued $300.0 million aggregate principal amount of 5.875% Senior Notes due 2011. These Senior Notes are unsecured obligations of Dex Media West and interest is payable on May 15th and November 15th of each year. As of December 31, 2008, $8.7 million aggregate principal amount was outstanding excluding fair value adjustments. At December 31, 2008, the 5.875% Senior Notes had a fair market value of $5.2 million.

R.H. DONNELLEY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The 5.875% Senior Notes with a remaining face value of $8.7 million are redeemable at our option beginning in 2008 at the following prices (as a percentage of face value):

Redemption Year	Price

2009	101.469%
2010 and thereafter	100.000%

Dex Media West issued $780 million aggregate principal amount of 9.875% Senior Subordinated Notes due 2013. These Senior Subordinated Notes are unsecured obligations of Dex Media West and interest is payable on February 15th and August 15th of each year. As of December 31, 2008, $761.7 million aggregate principal amount was outstanding excluding fair value adjustments. At December 31, 2008, the 9.875% Senior Subordinated Notes had a fair market value of $180.9 million.

The 9.875% Senior Subordinated Notes with a remaining face value of $761.7 million are redeemable at our option beginning in 2008 at the following prices (as a percentage of face value):

Redemption Year	Price

2009	103.292%
2010	101.646%
2011 and thereafter	100.000%

Aggregate maturities of long-term debt (including current portion and excluding fair value adjustments under purchase accounting) at December 31, 2008 were:

2009	$113,566
2010	1,357,822
2011	646,180
2012	212,875
2013	3,266,297
Thereafter	3,939,346

Total	$9,536,086

See Note 2, “Summary of Significant Accounting Policies — Gain (Loss) on Debt Transactions, Net” for additional information on the financing activities conducted during the years ended December 31, 2008 and 2007.

Impact of Dex Media Merger

As a result of the Dex Media Merger, an adjustment was established to record the acquired debt at fair value on January 31, 2006. This fair value adjustment is amortized as a reduction of interest expense over the remaining term of the respective debt agreements using the effective interest method and does not impact future scheduled interest or principal payments. Amortization of the fair value adjustment included as a reduction of interest expense or loss on debt transactions, as applicable, was $17.6 million, $92.1 million (including $62.2 million related to the redemption of Dex Media East’s Senior Notes and Senior Subordinated Notes, which was recorded as a loss on debt transactions) and $26.4 million during the years ended December 31, 2008, 2007 and 2006, respectively. A total premium of $222.3 million was recorded upon consummation of the Dex Media Merger, of which $86.2 million remains unamortized at December 31, 2008, as shown in the following table. In connection with the redemption of Dex Media East’s Senior Notes and

R.H. DONNELLEY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Senior Subordinated Notes, the remaining fair value adjustment related to these debt obligations was fully amortized as of December 31, 2007.

			Dex Media
		Dex Media	Long-Term Debt at
	Unamortized Fair	Long-Term Debt at	December 31, 2008
	Value Adjustment at	December 31,	Excluding Unamortized
	December 31, 2008	2008	Fair Value Adjustment

Dex Media, Inc.
Dex Media, Inc. 8% Senior Notes	$10,408	$510,408	$500,000
Dex Media, Inc. 9% Senior Discount Notes	12,697	771,488	758,791
Dex Media West
Dex Media West 8.5% Senior Notes	8,883	393,883	385,000
Dex Media West 5.875% Senior Notes	41	8,761	8,720
Dex Media West 9.875% Senior Subordinated Notes	54,141	815,791	761,650

Total Dex Media Outstanding Debt at January 31, 2006	$86,170	$2,500,331	$2,414,161

6.	Derivative Financial Instruments

The RHDI credit facility and the new Dex Media West and Dex Media East credit facilities each bear interest at variable rates and, accordingly, our earnings and cash flow are affected by changes in interest rates. The Company has entered into the following interest rate swaps that effectively convert approximately $2.4 billion of the Company’s variable rate debt to fixed rate debt as of December 31, 2008.

Effective Dates	Notional Amount		Pay Rates	Maturity Dates
	(Amounts in millions)

September 7, 2004	$100	(1)	3.750%	September 7, 2009
September 15, 2004	150	(2)	3.884% - 3.910%	September 15, 2009
September 17, 2004	50	(1)	3.740%	September 17, 2009
February 14, 2006	200	(2)	4.925% - 4.93%	February 14, 2009
May 25, 2006	300	(3)	5.326%	May 25, 2009 — May 26, 2009
May 26, 2006	200	(2)	5.2725% - 5.275%	May 26, 2009
May 31, 2006	50	(1)	5.312%	May 31, 2009
June 12, 2006	150	(2)	5.27% - 5.279%	June 12, 2009
November 26, 2007	600	(4)	4.1852% - 4.604%	November 26, 2010 — November 26, 2012
February 28, 2008	100	(1)	3.212%	February 28, 2011
March 20, 2008	100	(1)	2.5019%	March 21, 2011
March 31, 2008	100	(1)	3.50%	March 29, 2013
September 23, 2008	150	(1)	3.6172%	September 23, 2010
September 30, 2008	150	(1)	3.955%	September 30, 2011

Total	$2,400

(1)	Consists of one swap.

(2)	Consists of two swaps.

(3)	Consists of three swaps.

(4)	Consists of four swaps.

R.H. DONNELLEY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The Company’s interest rate swap agreements effectively convert $2.4 billion of variable rate debt to fixed rate debt, mitigating the Company’s exposure to increases in interest rates. Under the terms of the interest rate swap agreements, we receive variable interest based on the three-month LIBOR and pay a weighted average fixed rate of 4.4%. The interest rate swaps mature at varying dates from February 2009 — March 2013. The weighted average rate received on our interest rate swaps was 2.0% during the year ended December 31, 2008. These periodic payments and receipts are recorded as interest expense.

Interest rate swaps with a notional value of $850.0 million have been designated as cash flow hedges to hedge three-month LIBOR-based interest payments on $850.0 million of bank debt. As of December 31, 2008, these respective interest rate swaps provided an effective hedge of the three-month LIBOR-based interest payments on $850.0 million of bank debt.

For derivative instruments that are not designated or do not qualify as hedged transactions, the initial fair value, if any, and any subsequent gains or losses in the change in the fair value are reported in earnings as a component of interest expense. As a result of the ineffective interest rate swaps associated with the amendment of the RHDI credit facility and the refinancing of the former Dex Media West credit facility, interest expense for the year ended December 31, 2008 includes a non-cash charge of $21.0 million resulting from amounts charged to accumulated other comprehensive loss related to these interest rate swaps prior to June 6, 2008. Interest expense for the year ended December 31, 2008 also includes a non-cash charge of $3.7 million resulting from the change in the fair value of these interest rate swaps between June 6, 2008 and December 31, 2008.

During May 2006, the Company entered into $1.0 billion notional value of interest rate swaps, which were not designated as cash flow hedges until July 2006. The Company recorded changes in the fair value of these interest rate swaps as a reduction to interest expense of $4.4 million for the year ended December 31, 2006. In addition, certain interest rate swaps acquired as a result of the Dex Media Merger with a notional amount of $425 million were not designated as cash flow hedges. During the years ended December 31, 2007 and 2006, $125 million and $300 million, respectively, of these interest rate swaps were settled, leaving no undesignated swaps at December 31, 2007. For the year ended December, 31, 2007 and 2006, the Company recorded additional interest expense of $3.4 million and $3.7 million, respectively, as a result of the change in fair value of the acquired undesignated interest rate swaps.

During the years ended December 31, 2008, 2007 and 2006, the Company reclassified $57.1 million of hedging losses and $15.2 million and $22.6 million of hedging gains into earnings, respectively. As of December 31, 2008, $20.5 million of deferred losses, net of tax, on derivative instruments recorded in accumulated other comprehensive loss are expected to be reclassified into earnings during the next 12 months. Transactions and events are expected to occur over the next 12 months that will necessitate reclassifying these derivative losses to earnings.

R.H. DONNELLEY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	Income Taxes

Deferred income tax assets and liabilities are determined based on the estimated future tax effects of temporary differences between the financial statement and tax basis of assets and liabilities, as measured by tax rates at which temporary differences are expected to reverse. Deferred income tax benefit (provision) is the result of changes in the deferred income tax assets and liabilities.

Benefit (provision) for income taxes consisted of:

	2008	2007	2006

Current provision
U.S. Federal	$(23,900)	$(11,839)	$—
State and local	(10,295)	(8,526)	(627)

Total current provision	(34,195)	(20,365)	(627)
Deferred benefit (provision)
U.S. Federal	1,152,636	(15,712)	112,897
State and local	159,255	7,044	(27,745)

Total deferred benefit (provision)	1,311,891	(8,668)	85,152

Benefit (provision) for income taxes	$1,277,696	$(29,033)	$84,525

The following table summarizes the significant differences between the U.S. Federal statutory tax rate and our effective tax rate, which has been applied to the Company’s income (loss) before income taxes.

	2008	2007	2006

Statutory U.S. Federal tax rate	35.0%	35.0%	35.0%
State and local taxes, net of U.S. Federal tax benefit	2.9	(9.1)	(8.8)
Non-deductible goodwill impairment charge	(3.6)	—	—
Non-deductible expense	—	0.9	0.4
Change in valuation allowance	0.1	10.2	(0.1)
Other	1.3	1.3	(0.3)

Effective tax rate	35.7%	38.3%	26.2%

R.H. DONNELLEY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Deferred income tax assets and liabilities consisted of the following at December 31, 2008 and 2007:

	2008	2007

Deferred income tax assets
Allowance for doubtful accounts	$20,879	$15,103
Deferred and other compensation	49,241	37,120
Deferred directory revenue and costs	58,571	22,270
Deferred financing costs	13,366	25,836
Capital investments	6,152	6,208
Debt and other interest	56,257	49,503
Pension and other retirement benefits	63,383	27,782
Restructuring reserves	4,904	1,586
Net operating loss and credit carryforwards	242,495	250,276
Other	12,001	10,980

Total deferred income tax assets	527,249	446,664
Valuation allowance	(9,252)	(13,726)

Net deferred income tax assets	517,997	432,938

Deferred income tax liabilities
Fixed assets and capitalized software	34,276	34,751
Purchased goodwill and intangible assets	1,383,635	2,638,668
Other	184	144

Total deferred income tax liabilities	1,418,095	2,673,563

Net deferred income tax liability	$900,098	$2,240,625

The 2008 income tax benefit of $1,277.7 million is comprised of a federal tax benefit of $1,128.7 million and a state tax benefit of $149.0 million. The 2008 federal tax benefit is comprised of a current tax provision of $23.9 million, primarily related to an increase to our FIN No. 48 liability, offset by a deferred income tax benefit of $1,152.6 million, primarily related to the non-cash goodwill impairment charges during 2008. The 2008 state tax benefit of $149.0 million is comprised of a current tax provision of $10.3 million, which relates to taxes due in states where subsidiaries of the Company file separate tax returns, as well as an increase in our FIN No. 48 liability, offset by a deferred income tax benefit of $159.3 million, primarily related to the non-cash goodwill impairment charges during 2008. During 2008, the Company utilized federal net operating losses for income tax purposes of $4.1 million primarily resulting from taxable gains associated with certain financing activities conducted during 2008.

The 2008 income tax benefit includes an income tax benefit of $20.3 million from correcting overstated income tax expense in fiscal years 2004 through 2007. We have evaluated the materiality of this correction and concluded it was not material to current or prior year financial statements. Accordingly, we recorded this correction during the fourth quarter of 2008.

At December 31, 2008, the Company had federal and state net operating loss carryforwards of approximately $622.8 million (net of carryback) and $567.6 million, respectively, which will begin to expire in 2026 and 2009, respectively. These amounts include consideration of net operating losses expected to expire unused due to the Internal Revenue Code Section 382 limitation for ownership changes related to Business.com that occurred prior to the Business.com Acquisition. A portion of the benefits from the net operating loss carryforwards will be reflected in additional paid-in capital as a portion of these net operating

R.H. DONNELLEY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

loss carryforwards are generated by deductions related to the exercise of stock awards. The 2008 and 2007 deduction for stock awards was $0.6 million and $30.8 million, respectively. In addition, the Company has alternative minimum tax credit carryforwards of approximately $0.7 million, which are available to reduce future federal income taxes over an indefinite period.

In assessing the realizability of our deferred income tax assets, we have considered whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during periods in which those temporary differences become deductible. In making this determination, under the applicable financial reporting standards, we are allowed to consider the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies. The Company believes that it is more likely than not that some of the deferred income tax assets associated with capital investments will not be realized, contributing to a valuation allowance of $6.1 million at December 31, 2008. Additionally, we believe it is more likely than not that state net operating losses in various states will not be used before expiration, resulting in a valuation allowance of $3.1 million, for a total valuation allowance of $9.2 million at December 31, 2008.

The 2007 provision for income taxes of $29.0 million is comprised of a federal tax provision of $27.5 million, resulting from a current tax provision of $11.8 million relating to an Internal Revenue Service (“IRS”) settlement and a deferred income tax provision of $15.7 million resulting from a current year taxable loss. The 2007 state tax provision of $1.5 million results from a current tax provision of $8.5 million relating to taxes due in states where subsidiaries of the Company file separate company returns, offset by a deferred state tax benefit of $7.0 million relating to the apportioned taxable income or loss among various states. A federal net operating loss for income tax purposes of approximately $303.3 million was generated in 2007 primarily as a result of tax amortization expense recorded with respect to the intangible assets acquired in the Dex Media Merger, AT&T Directory Acquisition, Embarq Acquisition and Business.com Acquisition. The acquired intangible assets resulted in a deferred income tax liability of $2.6 billion at December 31, 2007.

The 2006 income tax benefit of $84.5 million is comprised of a federal deferred income tax benefit of $112.9 million resulting from the period’s taxable loss, offset by a state tax provision of $28.4 million. The 2006 state tax provision of $28.4 million primarily resulted from the modification of apportioned taxable income or loss among various states. A net operating loss for tax purposes of approximately $216.3 million was generated in 2006 primarily as a result of tax amortization expense recorded with respect to the intangible assets acquired in the Dex Media Merger, AT&T Directory Acquisition and Embarq Acquisition. The acquired intangible assets resulted in a deferred income tax liability of $2.2 billion.

As noted in further detail below, in July 2007, we effectively settled all issues under consideration with the IRS related to its audit for taxable years 2003 and 2004. Therefore, tax years 2005, 2006 and 2007 are still subject to examination by the IRS. Certain state tax returns are under examination by various regulatory authorities. We continuously review issues raised in connection with ongoing examinations and open tax years to evaluate the adequacy of our reserves. We believe that our accrued tax liabilities under FIN No. 48 are adequate to cover uncertain tax positions related to U.S. federal and state income taxes.

R.H. DONNELLEY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FIN No. 48

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows:

Balance at December 31, 2007	$9,988
Gross additions for tax positions of prior years	23,182
Settlements	(533)

Balance at December 31, 2008	$32,637

Included in the balance of unrecognized tax benefits at December 31, 2008 and 2007 are $34.6 million and $9.4 million, respectively, of tax benefits that, if recognized, would favorably affect the effective tax rate.

Our policy is to recognize interest and penalties related to unrecognized tax benefits in income tax expense. During the years ended December 31, 2008 and 2007, the Company recognized approximately $4.4 million and $1.5 million, respectively, in interest and penalties due to unrecognized tax benefits. As of December 31, 2008 and 2007, we have accrued $11.8 million and $4.9 million, respectively, related to interest and $1.4 million and $0.8 million, respectively, for tax penalties.

During 2008, the Company recognized an increase in the liability for unrecognized tax benefits of $20.4 million associated with uncertainty in revenue recognition for federal and state tax return purposes for tax years prior to 2005. In addition, we recognized interest expense of $6.2 million associated with this matter, which is included in our benefit for income taxes for the year ended December 31, 2008.

In September 2008, we effectively settled all issues under consideration with the Department of Finance for New York City related to its audit for taxable year 2000. As a result of the settlement, the unrecognized tax benefits associated with our uncertain state tax positions decreased by $0.9 million during the year ended December 31, 2008. The decrease in the unrecognized tax benefits has decreased our effective tax rate for the year ended December 31, 2008. The unrecognized tax benefits impacted by the New York City audit primarily related to allocation of income among our legal entities.

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

It is reasonably possible that the amount of unrecognized tax benefits could decrease within the next twelve months. We are currently under audit in New York State for taxable year 2003 and North Carolina for taxable years 2003 through 2006. During the years ended December 31, 2008 and 2007, we recorded an increase in the liability for these jurisdictions for unrecognized tax benefits of $4.2 million and $14.0 million, respectively. If the New York State or North Carolina audits are resolved within the next twelve months, the total amount of unrecognized tax benefits could decrease by approximately $17.3 million. The unrecognized tax benefits related to the New York State and North Carolina audits relate to apportionment and allocation of income among our various legal entities.

As noted above, in July 2007, we effectively settled the IRS’s federal tax audit for the taxable years 2003 and 2004. Therefore, tax years 2005, 2006 and 2007 are still subject to examination by the IRS.

In addition, certain state tax returns are under examination by various regulatory authorities, including New York and North Carolina. Our state tax return years are open to examination for an average of three

R.H. DONNELLEY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

years. However, certain jurisdictions remain open to examination longer than three years due to the existence of net operating loss carryforwards and statutory waivers.

8.	Stock Incentive Plans

For the years ended December 31, 2008, 2007 and 2006, the Company recognized $29.5 million, $39.0 million and $43.3 million, respectively, of stock-based compensation expense related to stock-based awards granted under our various employee and non-employee stock incentive plans.

During the years ended December 31, 2008, 2007 and 2006, the Company was not able to utilize the tax benefit resulting from stock-based award exercises due to net operating loss carryforwards. As such, neither operating nor financing cash flows were affected by the tax impact of stock-based award exercises for the years ended December 31, 2008, 2007 or 2006.

Under SFAS No. 123(R), the fair value for our stock options and SARs is calculated using the Black-Scholes model at the time these stock-based awards are granted. The amount, net of estimated forfeitures, is then amortized over the vesting period of the stock-based award. The weighted average fair value per share of stock options and SARs granted during the years ended December 31, 2008, 2007 and 2006 was $2.49, $22.47 and $20.08, respectively. The following assumptions were used in valuing these stock-based awards for the years ended December 31, 2008, 2007 and 2006, respectively:

	December 31, 2008	December 31, 2007	December 31, 2006

Expected volatility	58.8%	23.5%	28.2%
Risk-free interest rate	2.8%	4.5%	4.4%
Expected life	5 Years	5 Years	5 years
Dividend yield	0%	0%	0%

We estimate expected volatility based on the historical volatility of the price of our common stock over the expected life of our stock-based awards. The expected life represents the period of time that stock-based awards granted are expected to be outstanding, which is estimated consistent with the simplified method permitted by Staff Accounting Bulletin No. 110, Use of a Simplified Method in Developing Expected Term of Share Options (“SAB No. 110”). The simplified method calculates the expected life as the average of the vesting and contractual terms of the award. The risk-free interest rate is based on applicable U.S. Treasury yields that approximate the expected life of stock-based awards granted.

The Company grants restricted stock to certain of its employees, including executive officers, and non-employee directors in accordance with the 2005 Plan. Under SFAS No. 123(R), compensation expense related to these awards is measured at fair value on the date of grant based on the number of shares granted and the quoted market price of the Company’s common stock at such time.

For the year ended December 31, 2008, we granted 3.7 million stock options and SARs, which includes 1.2 million SARs granted in connection with the Exchange Program (defined below). The following table

R.H. DONNELLEY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

presents a summary of the Company’s stock options and SARs activity and related information for the year ended December 31, 2008:

		Weighted Average	Aggregate
		Exercise/Grant	Intrinsic
	Shares	Price per Share	Value

Awards outstanding, January 1, 2008	5,863,802	$48.51	$3
Granted	3,700,469	5.38	—
Exercises	(18,653)	5.16	(1)
Exchanged	(4,186,641)	49.57	—
Forfeitures	(427,716)	39.02	—

Awards outstanding, December 31, 2008	4,931,261	$15.70	$2

Available for future grants at December 31, 2008	3,279,565

The total intrinsic value of stock-based awards vested during the years ended December 31, 2008 and 2007 was less than $0.1 million and $1.7 million, respectively. The total fair value of stock-based awards vested during the years ended December 31, 2008 and 2007 was $16.6 million and $19.0 million, respectively.

The following table summarizes information about stock-based awards outstanding and exercisable at December 31, 2008:

	Stock Awards Outstanding			Stock Awards Exercisable
		Weighted Average			Weighted Average
Range of		Remaining	Weighted Average		Remaining	Weighted Average
Exercise/Grant		Contractual Life	Exercise/Grant		Contractual Life	Exercise/Grant
Prices	Shares	(In Years)	Price Per Share	Shares	(In Years)	Price Per Share
$0.22 – $7.11	3,629,894	6.34	$5.00	378,717	6.25	$6.36
$10.78 – $14.75	96,859	4.35	10.78	96,859	4.35	10.78
$15.22 – $19.41	66,060	6.74	18.17	34,039	5.28	18.12
$24.75 – $29.59	337,049	.89	25.75	337,049	.89	25.75
$30.11 – $39.21	23,798	4.33	33.81	13,598	3.08	31.81
$41.10 – $43.85	192,667	2.36	41.42	192,667	2.36	41.42
$46.06 – $55.25	23,660	3.32	50.88	20,160	3.13	50.26
$56.55 – $66.23	323,865	3.85	63.63	293,843	3.77	63.78
$70.44 – $80.68	237,409	5.18	74.55	147,492	5.15	74.46

	4,931,261	5.53	$15.70	1,514,424	3.76	$34.96

The aggregate intrinsic value of exercisable stock-based awards as of December 31, 2008 was less than $0.1 million.

R.H. DONNELLEY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the status of our non-vested stock awards as of December 31, 2008 and changes during the year ended December 31, 2008:

		Weighted Average
	Non-vested	Grant Date	Non-Vested	Weighted Average
	Stock Options	Exercise Price per	Restricted	Grant Date Fair
	and SARs	Award	Stock	Value per Award

Non-vested at January 1, 2008	2,088,640	$63.96	$151,564	$62.67
Granted	3,700,469	5.38	767,649	3.81
Vested	(976,891)	45.86	(170,490)	18.65
Unvested exchanged	(1,035,252)	66.91	—	—
Forfeitures	(360,129)	40.06	(39,194)	41.03

Non-vested at December 31, 2008	3,416,837	$7.45	$709,529	$10.81

As of December 31, 2008, there was $17.0 million of total unrecognized compensation cost related to non-vested stock-based awards. The cost is expected to be recognized over a weighted average period of approximately two years. After applying the Company’s estimated forfeiture rate, we expect 3.1 million non-vested stock-based awards to vest over a weighted average period of approximately two years. The intrinsic value at December 31, 2008 of the non-vested stock-based awards expected to vest is less than $0.1 million and the corresponding weighted average grant date exercise price is $7.45 per share.

On March 4, 2008, the Company granted 2.2 million SARs to certain employees, including executive officers, in conjunction with its annual grant of stock incentive awards. These SARs, which are settled in our common stock, were granted at a grant price of $7.11 per share, which was equal to the market value of the Company’s common stock on the grant date, and vest ratably over three years. In accordance with SFAS No. 123(R), we recognized non-cash compensation expense related to these SARs of $4.3 million for the year ended December 31, 2008.

In April 2008, the Company increased its estimated forfeiture rate in determining compensation expense from 5% to 8%. This adjustment was based on a review of historical forfeiture information and resulted in a reduction to compensation expense of $1.8 million during the year ended December 31, 2008.

In March 2008, the Company’s Board of Directors approved, subject to shareholder approval, which was obtained in May 2008, a program under which our current employees, including executive officers, were permitted to surrender certain then outstanding stock options and SARs, with exercise prices substantially above the then current market price of our common stock, in exchange for fewer new SARs, with new vesting requirements and an exercise price equal to the market value of our common stock on the grant date (the “Exchange Program”). The exercise prices of the outstanding options and SARs eligible for the Exchange Program ranged from $10.78 to $78.01. Other outstanding stock awards, including restricted stock units, were not eligible for the Exchange Program.

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

R.H. DONNELLEY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

employees was 1 to 3.5. These senior management members are our named executive officers, three other members of our executive committee and our three general managers of sales. Non-employee directors of the Company were not eligible to participate in the Exchange Program, nor were former employees holding otherwise eligible options and SARs.

In connection with the Exchange Program, on July 14, 2008, the Company granted 1.2 million SARs to certain employees, including certain senior management members, in exchange for 4.2 million outstanding options and SARs for a total recapture of 3.0 million shares. These SARs, which are settled in our common stock, were granted at a grant price of $1.69 per share. The SARs granted in the Exchange Program have a seven-year term and a new three-year vesting schedule, subject to accelerated vesting upon the occurrence of certain events. Exercisability of the SARs granted to senior management members is conditioned upon the achievement of the following stock price appreciation targets, in addition to the three year service-based vesting requirements for all new SARs: (a) the first vested tranche of new SARs shall not be exercisable until the Company’s stock price equals or exceeds $20 per share; (b) the second vested tranche of new SARs shall not be exercisable until the Company’s stock price equals or exceeds $30 per share; and (c) the third and final vested tranche of new SARs shall not be exercisable until the Company’s stock price equals or exceeds $40 per share. These share price appreciation conditions will be deemed satisfied if at any time during the life of the new SARs the average closing price of the Company’s common stock during any ten consecutive trading days equals or exceeds the specified target stock price, provided, however, that otherwise vested SARs that do not become exercisable prior to their expiration date due to the failure to achieve these performance conditions shall terminate unexercised. In addition, the following events effectively accelerate the exercisability of one-third (100% if an involuntary termination occurs within two years of change in control) of the total new SARs granted to each senior management member if any stock appreciation target has yet to have been met at that time: voluntary or involuntary termination, death, disability or retirement.

The Exchange Program has been accounted for as a modification under SFAS No. 123(R). In calculating the incremental compensation cost of a modification, the fair value of the modified award was compared to the fair value of the original award measured immediately before its terms or conditions were modified. The Company used the Black-Scholes valuation model to determine the fair value of all original stock awards before modification and the fair value of the modified awards granted to non-senior management members. The Company utilized the Trinomial valuation model to determine the fair value of the modified awards granted to senior management members due to the stock appreciation vesting requirements noted above.

We will recognize an incremental non-cash charge of $0.6 million associated with the Exchange Program over its three year vesting period, of which $0.1 million was recognized during the year ended December 31, 2008.

On February 27, 2007, the Company granted 1.1 million SARs to certain employees, including executive officers, in conjunction with its annual grant of stock incentive awards. These SARs, which are settled in our common stock, were granted at a grant price of $74.31 per share, which was equal to the market value of the Company’s common stock on the grant date, and vest ratably over three years. In accordance with SFAS No. 123(R), we recognized non-cash compensation expense related to these SARs of $5.5 million and $11.2 million for the years ended December 31, 2008 and 2007, respectively.

As a result of the Business.com Acquisition, 4.2 million outstanding Business.com equity awards were converted into 0.2 million RHD equity awards on August 23, 2007. For the years ended December 31, 2008 and 2007, we recognized non-cash compensation expense related to these converted equity awards of $3.7 million and $4.0 million, respectively.

On December 13, 2006, the Company granted 0.1 million shares of restricted stock to certain executive officers. These restricted shares, which are settled in our common stock, were granted at a grant price of $60.64 per share, which was equal to the market value of the Company’s common stock on the date of grant.

R.H. DONNELLEY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The vesting of these restricted shares is contingent upon our common stock equaling or exceeding $65.00 per share for 20 consecutive trading days and continued employment with the Company through the third anniversary of the date of grant. In accordance with SFAS No. 123(R), we recognized non-cash compensation expense related to these restricted shares of $0.7 million, $2.4 million and $0.1 million for the years ended December 31, 2008, 2007 and 2006, respectively.

On February 21, 2006, the Company granted 0.1 million shares of restricted stock to certain employees, including executive officers. These restricted shares, which are settled in our common stock, were granted at a grant price of $64.26 per share, which was equal to the market value of the Company’s common stock on the date of grant, and vest ratably over three years. In accordance with SFAS No. 123(R), we recognized non-cash compensation expense related to these restricted shares of $1.6 million, $1.7 million and $2.8 million for the years ended December 31, 2008, 2007 and 2006, respectively.

On February 21, 2006, the Company granted 0.6 million SARs to certain employees, not including executive officers, in conjunction with its annual grant of stock incentive awards. These SARs, which are settled in our common stock, were granted at a grant price of $64.26 per share, which was equal to the market value of the Company’s common stock on the grant date, and vest ratably over three years. On February 24, 2005, the Company granted 0.5 million SARs to certain employees, not including executive officers, in conjunction with its annual grant of stock incentive awards. These SARs, which are settled in our common stock, were granted at a grant price of $59.00 per share, which was equal to the market value of the Company’s common stock on the grant date, and vest ratably over three years. On July 28, 2004, the Company granted 0.9 million SARs to certain employees, including executive officers, in connection with the AT&T Directory Acquisition. These SARs, which are settled in our common stock, were granted at a grant price of $41.58 per share, which was equal to the market value of the Company’s common stock on the grant date, and initially were scheduled to vest entirely only after five years. The maximum appreciation of the July 28, 2004 and February 24, 2005 SAR grants is 100% of the initial grant price. We recognized non-cash compensation expense related to these and other smaller SAR grants of $3.6 million, $7.2 million, and $13.9 million for the years ended December 31, 2008, 2007 and 2006, respectively.

In connection with the Dex Media Merger, the Company granted on October 3, 2005, 1.1 million SARs to certain employees, including executive officers. These SARs were granted at an exercise price of $65.00 (above the then prevailing market price of our common stock) and vest ratably over three years. The award of these SARs was contingent upon the successful completion of the Dex Media Merger and therefore were not identified as awards outstanding as of December 31, 2005. We recognized non-cash compensation expense related to these SARs of $5.4 million, $7.0 million and $9.1 million for the years ended December 31, 2008, 2007 and 2006, respectively.

At January 31, 2006, stock-based awards outstanding under the existing Dex Media equity compensation plans totaled 4.0 million Dex Media option shares and had a weighted average exercise price of $5.48 per option share. As a result of the Dex Media Merger, all outstanding Dex Media equity awards were converted to RHD equity awards on February 1, 2006. Upon conversion to RHD equity awards, the number of securities to be issued upon exercise of outstanding awards totaled 1.7 million shares of RHD and had a weighted average exercise price of $12.73 per share. At December 31, 2008, the number of RHD shares remaining available for future issuance totaled 0.5 million under the Dex Media, Inc. 2004 Incentive Award Plan. For the years ended December 31, 2008, 2007 and 2006, non-cash compensation expense related to these converted awards totaled $1.8 million, $2.6 million and $4.1 million, respectively.

The Dex Media Merger triggered a change in control under the Company’s stock incentive plans. Accordingly, all awards granted to employees through January 31, 2006, with the exception of stock-based awards held by executive officers and members of the Board of Directors (who waived the change of control provisions of such awards), became fully vested. In addition, the vesting conditions related to the July 28, 2004 SARs grant, noted above, were modified as a result of the Dex Media Merger, and the SARs now vest

R.H. DONNELLEY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

ratably over three years from the date of grant. For the years ended December 31, 2008, 2007 and 2006, $0.2 million, $2.3 million and $13.4 million, respectively, of non-cash compensation expense, which is included in the total non-cash compensation expense amounts noted above, was recognized as a result of these modifications. Non-cash stock-based compensation expense relating to existing stock options held by executive officers and members of the Board of Directors as of January 1, 2006, which were not modified as a result of the Dex Media Merger, as well as non-cash stock-based compensation expense from smaller grants issued subsequent to the Dex Media Merger not mentioned above, totaled $2.8 million, $2.9 million and $13.3 million for the years ended December 31, 2008, 2007 and 2006, respectively.

9.	Benefit Plans

On October 21, 2008, the Compensation & Benefits Committee of the Company’s Board of Directors approved a comprehensive redesign of the Company’s employee retirement savings and pension plans. Effective January 1, 2009, except as described below, the sole retirement benefit available to all non-union employees of the Company (other than those employed by Business.com, Inc. (“Business.com”)) will be provided through a single defined contribution plan. This unified 401(k) plan will replace the pre-existing R.H. Donnelley and Dex Media, Inc. (“Dex Media”) 401(k) savings plans. Under the new unified 401(k) plan, we will contribute 100% for each dollar contributed by a participating employee, up to a maximum of 6% of each participating employee’s salary (including bonus and commissions) and contributions made by the Company will now be fully vested for participants who have completed one year of service with the Company. Business.com employees will continue to be eligible to participate in the Business.com 401(k) plan until such time as the Company is able to efficiently transition them to the new unified 401(k) plan. The Company will continue to maintain the R.H. Donnelley 401(k) Restoration Plan for those employees with compensation in excess of the IRS annual limits.

In conjunction with establishing the new unified defined contribution plan, the Company has frozen all of the current defined benefit plans covering all non-union employees — the R.H. Donnelley Corporation Retirement Account, the Dex Media, Inc. Pension Plan and the R.H. Donnelley Pension Benefit Equalization Plan — in each case, effective as of December 31, 2008. In connection with the freeze, all pension plan benefit accruals for non-union plan participants have ceased as of December 31, 2008, however, all plan balances remained intact and interest credits on participant account balances, as well as service credits for vesting and retirement eligibility, continue in accordance with the terms of the respective plans. In addition, supplemental transition credits have been provided to certain plan participants nearing retirement who would otherwise lose a portion of their anticipated pension benefit at age 65 as a result of freezing the current plans. Similar supplemental transition credits have been provided to certain plan participants who were grandfathered under a final average pay formula when the defined benefit plans were previously converted from traditional pension plans to cash balance plans.

Additionally, on October 21, 2008, the Compensation & Benefits Committee of the Company’s Board of Directors approved for non-union employees (i) the elimination of all non-subsidized access to retiree health care and life insurance benefits effective January 1, 2009, (ii) the elimination of subsidized retiree health care benefits for any Medicare-eligible retirees effective January 1, 2009 and (iii) the phase out of subsidized retiree health care benefits over a three-year period beginning January 1, 2009 (with all non-union retiree health care benefits terminating January 1, 2012). With respect to the phase out of subsidized retiree health care benefits, if an eligible retiree becomes Medicare-eligible at any point in time during the phase out process noted above, such retiree will no longer be eligible for retiree health care coverage.

As a result of implementing the freeze on the Company’s defined benefit plans, we have recognized a one-time, non-cash net curtailment loss of $1.6 million during the year ended December 31, 2008, consisting of a curtailment gain of $13.6 million, entirely offset by losses incurred on plan assets and recognition of previously unrecognized prior service costs that had been charged to accumulated other comprehensive loss.

R.H. DONNELLEY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As a result of eliminating retiree health care and life insurance benefits for non-union employees, we have recognized a one-time, non-cash curtailment gain of $39.6 million during the year ended December 31, 2008. As a result of these actions, we will no longer incur funding expenses and administrative costs associated with these plans for non-union employees.

Prior to the redesign of the Company’s employee retirement savings and pension plans in October 2008, we had two defined benefit pension plans (the RHD Retirement Plan and the Dex Media Pension Plan), three defined contribution plans (the RHD 401(k) Savings Plan, the Dex Media Employee Savings Plan and the Business.com, Inc. 401(k) Plan) and two postretirement plans (the RHD Group Benefit Plan and the Dex Media Group Benefit Plan, which became effective on January 1, 2008). Effective January 1, 2008, the DonTech Pension Benefit Equalization Plan was merged with and into the RHD Pension Benefit Equalization Plan and was amended. A summary of each of these plans prior to the redesign is provided below, as the redesign was not effective until January 1, 2009.

RHD Pension Plan.  The RHD cash balance defined benefit pension plan (“RHD Retirement Plan”) covers substantially all legacy RHD employees with at least one year of service. The benefits to be paid to employees are based on age, years of service and a percentage of total annual compensation. The percentage of compensation allocated to a retirement account ranges from 3.0% to 12.5% depending on age and years of service (“cash balance benefit”). Benefits for certain employees who were participants in the predecessor The Dun & Bradstreet Corporation (“D&B”) defined benefit pension plan are also determined based on the participant’s average compensation and years of service (“final average pay benefit”) and benefits to be paid will equal the greater of the final average pay benefit or the cash balance benefit. Annual pension costs are determined using the projected unit credit actuarial cost method. Our funding policy is to contribute an amount at least equal to the minimum legal funding requirement. We were required to make contributions of $5.7 million and $3.6 million to the RHD Retirement Plan during 2008 and 2007, respectively. We were not required to make any contributions to our pension plans during 2006. The underlying pension plan assets are invested in diversified portfolios consisting primarily of equity and debt securities. A measurement date of December 31 is used for all of our plan assets.

We also have an unfunded non-qualified defined benefit pension plan, the Pension Benefit Equalization Plan (“PBEP”), which covers senior executives and certain key employees. Benefits are based on years of service and compensation (including compensation not permitted to be taken into account under the previously mentioned defined benefit pension plan).

Dex Media Pension Plan.  We have a noncontributory defined benefit pension plan covering substantially all management and occupational (union) employees within Dex Media. Annual pension costs are determined using the projected unit credit actuarial cost method. Our funding policy is to contribute an amount at least equal to the minimum legal funding requirement. We were required to make contributions of $9.5 million and $12.8 million to the Dex Media Pension Plan during 2008 and 2007, respectively. No contributions were required or made to the plan during 2006. The underlying pension plan assets are invested in diversified portfolios consisting primarily of equity and debt securities. A measurement date of December 31 is used for all of our plan assets.

RHD, Dex Media and Business.com Savings Plans.  Under the RHD plan, we contribute 50% for each dollar contributed by a participating employee, up to a maximum of 6% of each participating employee’s salary (including bonus and commissions). Contributions under this plan were $2.7 million, $2.5 million, and $3.0 million for the years ended December 31, 2008, 2007 and 2006, respectively. For management employees under the Dex Media plan, we contribute 100% of the first 4% of each participating employee’s salary and 50% of the next 2%. For management employees, the match is limited to 5% of each participating employee’s eligible earnings. For occupational employees under the Dex Media plan, we contribute 81% of the first 6% of each participating employee’s salary not to exceed 4.86% of eligible earnings for any one pay period. Matching contributions are limited to $4,860 per occupational employee annually. Contributions under the Dex

R.H. DONNELLEY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Media plan were $5.1 million, $5.7 million and $5.3 million for the years ended December 31, 2008 and 2007 and the eleven months ended December 31, 2006, respectively. Under the Business.com plan, the Company may make matching contributions at the discretion of the Board of Directors. The Company did not make any contributions to the Business.com plan during 2008 or subsequent to the Business.com Acquisition in 2007.

Postretirement Benefits.  Our unfunded postretirement benefit plan provides certain healthcare and life insurance benefits to certain full-time employees who reach retirement eligibility while working for their respective companies.

Benefit Obligation and Funded Status

A summary of the funded status of the benefit plans at December 31, 2008 and 2007 is as follows:

	Pension Plans		Postretirement Plans
	2008	2007	2008	2007

Change in benefit obligation
Benefit obligation, beginning of year	$300,692	$315,104	$95,899	$91,721
Service cost	12,736	14,209	1,621	2,005
Interest cost	18,416	17,741	5,632	5,325
Plan participant contributions	—	—	325	420
Amendments	—	555	432	—
Actuarial (gain) loss	10,049	(21,284)	(6,825)	1,107
Curtailment (gain)	(13,615)	—	(36,907)	—
Benefits paid	(8,746)	(6,813)	(4,895)	(4,679)
Plan settlements	(41,242)	(18,820)	—	—

Benefit obligation, end of year	$278,290	$300,692	$55,282	$95,899

Change in plan assets
Fair value of plan assets, beginning of year	$242,897	$239,064	$—	$—
Return on plan assets	(60,127)	13,011	—	—
Employer contributions	15,333	16,455	4,570	4,259
Plan participant contributions	—	—	325	420
Benefits paid	(8,746)	(6,813)	(4,895)	(4,679)
Plan settlements	(41,242)	(18,820)	—	—

Fair value of plan assets, end of year	$148,115	$242,897	$—	$—

Funded status at end of year	$(130,175)	$(57,795)	$(55,282)	$(95,899)

Net amounts recognized in the consolidated balance sheets at December 31, 2008 and 2007 were as follows:

	Pension Plans		Postretirement Plans
	2008	2007	2008	2007

Current liabilities	$(461)	$(417)	$(6,143)	$(6,835)
Non-current liabilities	(129,714)	(57,378)	(49,139)	(89,064)

Net amount recognized	$(130,175)	$(57,795)	$(55,282)	$(95,899)

R.H. DONNELLEY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The accumulated benefit obligation for all defined benefit pension plans was $272.9 million and $271.0 million at December 31, 2008 and 2007, respectively.

The projected benefit obligation and accumulated benefit obligation for the unfunded PBEP at December 31, 2008 and 2007 was as follows:

	2008	2007

Projected benefit obligation	$4,685	$6,233
Accumulated benefit obligation	$4,685	$4,063

Components of Net Periodic Benefit Expense

The net periodic benefit expense of the pension plans for the years ended December 31, 2008, 2007, and 2006 was as follows:

	2008	2007	2006

Service cost	$12,736	$14,209	$13,281
Interest cost	18,416	17,741	16,717
Expected return on plan assets	(19,719)	(19,314)	(19,203)
Amortization of unrecognized prior service cost	163	152	130
Settlement loss (gain)	3,504	(1,543)	(982)
Other adjustment	—	(6)	—
Curtailment loss	1,590	—	—
Amortization of unrecognized net loss	373	1,586	2,062

Net periodic benefit expense	$17,063	$12,825	$12,005

The net periodic benefit expense of the postretirement plans for the years ended December 31, 2008, 2007, and 2006 was as follows:

	2008	2007	2006

Service cost	$1,621	$2,005	$2,668
Interest cost	5,632	5,325	4,642
Other adjustment	—	(6)	—
Amortization of unrecognized prior service (credit) cost	(6)	856	219
Curtailment gain	(39,588)	—	—
Amortization of unrecognized net loss	524	63	813

Net periodic benefit (income) expense	$(31,817)	$8,243	$8,342

The following table presents the amount of previously unrecognized actuarial gains and losses and prior service cost (credit), both currently in accumulated other comprehensive loss, expected to be recognized as net periodic benefit expense in 2009:

	Pension
	Plans	Postretirement Plans

Previously unrecognized actuarial loss (gain) expected to be recognized in 2009	$144	$(444)
Previously unrecognized prior service cost (credit) expected to be recognized in 2009	$—	$(7)

R.H. DONNELLEY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Amounts recognized in accumulated other comprehensive loss at December 31, 2008 and 2007 consist of:

	Pension Plans		Postretirement Plans
	2008	2007	2008	2007

Net actuarial loss (gain)	$83,311	$10,907	$(1,886)	$694
Prior service cost (credit)	$—	$1,753	$(45)	$2,039

Assumptions

The following assumptions were used in determining the benefit obligations for the pension plans and postretirement plans:

	2008	2007

Weighted average discount rate	5.87%	6.48%
Rate of increase in future compensation	3.66%	3.66%

The discount rate reflects the current rate at which the pension and postretirement obligations could effectively be settled at the end of the year. During 2008, 2007 and 2006, we utilized the Citigroup Pension Liability Index (the “Index”) as the appropriate discount rate for our defined benefit pension plans. This Index is widely used by companies throughout the United States and is considered to be one of the preferred standards for establishing a discount rate.

The freeze on the Company’s defined benefit plans on October 21, 2008 resulted in a curtailment as defined by SFAS No. 88, Employers’ Accounting for Settlements and Curtailments of Defined Benefit Plans and for Termination Benefits (“SFAS No. 88”). This curtailment required a re-measurement of the plans’ liabilities and net periodic benefit expense at November 1, 2008, the notification date.

On December 31, 2008, October 31, 2008, July 1, 2008, December 1, 2007 and July 1, 2006 and thereafter, settlements of Dex Media’s pension plan occurred as defined by SFAS No. 88. At that time, lump sum payments to participants exceeded the sum of the service cost plus interest cost component of the net periodic benefit costs for the year. These settlements resulted in the recognition of an actuarial loss of $3.5 million for the year ended December 31, 2008 and actuarial gains of $1.5 million and $1.0 million for the years ended December 31, 2007 and 2006, respectively. Pension expense in 2008 was recomputed based on assumptions as of the July 1, 2008 and November 1, 2008 settlement dates, resulting in an increase in the discount rate from 6.48% to 6.82% and finally to 8.01%. Pension expense in 2006 was recomputed based on assumptions as of the July 1, 2006 settlement date, resulting in an increase in the discount rate from 5.50% to 6.25% based on the Index.

The following assumptions were used in determining the net periodic benefit expense for the RHD pension plans:

	November 1, 2008	January 1, 2008
	through	through
	December 31,	October 31,
	2008	2008	2007	2006

Weighted average discount rate	8.01%	6.48%	5.90%	5.50%
Rate of increase in future compensation	3.66%	3.66%	3.66%	3.66%
Expected return on plan assets	8.50%	8.50%	8.25%	8.25%

R.H. DONNELLEY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following assumptions were used in determining the net periodic benefit expense for the Dex Media pension plan:

					July 1,	February 1,
	November 1, 2008	July 1, 2008	January 1,		2006	2006
	through	through	2008		through	through
	December 31,	October 31,	through June 30,		December 31,	June 30,
	2008	2008	2008	2007	2006	2006

Weighted average discount rate	8.01%	6.82%	6.48%	5.90%	6.25%	5.50%
Rate of increase in future compensation	3.66%	3.66%	3.66%	3.66%	3.66%	3.66%
Expected return on plan assets	8.50%	8.50%	8.50%	8.50%	9.00%	9.00%

The elimination of the retiree health care and life insurance benefits on October 21, 2008 resulted in a curtailment as defined by SFAS No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions. This curtailment required a re-measurement of the plans’ liabilities and net periodic benefit expense at November 1, 2008, the notification date. The weighted average discount rate used to determine the net periodic benefit expense for the RHD postretirement plan was 8.01% for the period of November 1, 2008 through December 31, 2008, 6.48% from January 1, 2008 through October 31, 2008, 5.90% and 5.50% for 2007 and 2006, respectively. The weighted average discount rate used to determine the net periodic benefit expense for the Dex Media postretirement plan was 8.01% for the period of November 1, 2008 through December 31, 2008, 6.48% from January 1, 2008 through October 31, 2008, 5.90% and 5.50% for 2007 and 2006, respectively.

The following table reflects assumed healthcare cost trend rates used in determining the net periodic benefit expense for our postretirement plans:

	2008	2007

Healthcare cost trend rate assumed for next year
Under 65	10.0%-10.4%	9.0%
65 and older	11.4%-12.0%	11.0%
Rate to which the cost trend rate is assumed to decline
Under 65	5.0%	5.0%
65 and older	5.0%	5.0%
Year ultimate trend rate is reached	2014-2015	2013

The following table reflects assumed healthcare cost trend rates used in determining the benefit obligations for our postretirement plans:

	2008	2007

Healthcare cost trend rates assumed for next year
Under 65	9.4%-10.0%	10.4%-11.0%
65 and older	10.4%-12.0%	11.4%-13.0%
Rate to which the cost trend rate is assumed to decline
Under 65	5.0%	5.0%
65 and older	5.0%	5.0%
Years ultimate trend rates are reached	2014-2015	2014-2016

R.H. DONNELLEY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Assumed healthcare cost trend rates have a significant effect on the amounts reported for postretirement benefit plans. A one-percent change in the assumed healthcare cost trend rate would have had the following effects at December 31, 2008:

	One Percent Change
	Increase	Decrease

Effect on the aggregate of the service and interest cost components of net periodic postretirement benefit cost (Consolidated Statement of Operations)	$104	$(94)
Effect on accumulated postretirement benefit obligation (Consolidated Balance Sheet)	$36	$(27)

Plan Assets

The pension plan weighted-average asset allocation at December 31, 2008, by asset category, is as follows:

	RHD Plan		Dex Media Plan
	Plan Assets at	Asset	Plan Assets at	Asset
	December 31,	Allocation	December 31,	Allocation
	2008	Target	2008	Target

Equity securities	55%	65%	58%	65%
Debt securities	45%	35%	42%	35%

Total	100%	100%	100%	100%

The pension plan weighted-average asset allocation at December 31, 2007, by asset category, is as follows:

	RHD Plan		Dex Media Plan
	Plan Assets at	Asset	Plan Assets at	Asset
	December 31,	Allocation	December 31,	Allocation
	2007	Target	2007	Target

Equity securities	64%	65%	64%	65%
Debt securities	36%	35%	36%	35%

Total	100%	100%	100%	100%

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

R.H. DONNELLEY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

by the managers in their own securities, their affiliates or subsidiaries, investment in futures, use of margin or investments in any derivative not explicitly permitted in each plan’s investment policy statement.

For 2008, 2007, and 2006, we used a rate of 8.50%, 8.25% and 8.25%, respectively, as the expected long-term rate of return assumption on the plan assets for the RHD pension plans. The basis used for determining this rate was the long-term capital market return forecasts for an asset mix similar to the plans’ asset allocation target of 65% equity securities and 35% debt securities at the beginning of each such year. The increase in the rate for 2008 was a result of adding active management to the assets, which is expected to add value over the long term. For 2008, 2007 and 2006, we used a rate of 8.50%, 8.50% and 9.00%, respectively, as the expected long-term rate of return assumption on the plan assets for the Dex Media pension plan. The basis used for determining these rates also included an opportunity for active management of the assets to add value over the long term. The active management expectation was supported by calculating historical returns for the seven investment managers who actively manage the Dex Media plan’s assets. The decrease in the rate for 2007 was a result of increasing the debt securities portion of the asset mix held by the Dex Media pension plan.

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

Estimated Future Benefit Payments

The pension plans benefits and postretirement plans benefits expected to be paid in each of the next five fiscal years and in the aggregate for the five fiscal years thereafter are as follows:

	Pension	Postretirement
	Plans	Plans

2009	$34,824	$6,143
2010	20,750	5,932
2011	21,340	5,398
2012	21,861	5,518
2013	23,208	5,523
Years 2014-2018	128,323	25,537

We expect to make contributions of approximately $65.9 million and $6.1 million to our pension plans and postretirement plans, respectively, in 2009.

Additional Information

On August 17, 2006, the Pension Protection Act of 2006 (the “Act”) was signed into law. In general, the Act requires that all single-employer defined benefit plans be fully funded within a seven year period, beginning in 2008. Some provisions of the Act were effective January 1, 2006, however, most of the new provisions were effective January 1, 2008. The Act replaces the prior rules for funding with a new standard that is based on the plan’s funded status. Funding must be determined using specified interest rates and a specified mortality assumption.

10.	Commitments

We lease office facilities and equipment under operating leases with non-cancelable lease terms expiring at various dates through 2019. Rent and lease expense for 2008, 2007 and 2006 was $26.8 million,

R.H. DONNELLEY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$26.4 million and $25.3 million, respectively. The future non-cancelable minimum rental payments applicable to operating leases at December 31, 2008 are:

2009	$31,159
2010	27,336
2011	24,510
2012	21,598
2013	20,013
Thereafter	83,108

Total	$207,724

In connection with our software system modernization and on-going support services related to the Amdocs software system, we are obligated to pay Amdocs approximately $92.7 million over the years 2009 through 2012. In connection with the AT&T Directory Acquisition, we entered into an Internet Yellow Pages reseller agreement whereby we are obligated to pay to AT&T $3.0 million in 2009. We have entered into agreements with Yahoo!, whereby Yahoo! will serve and maintain our local search listings for placement on its web-based electronic local information directory and electronic mapping products. We are obligated to pay Yahoo! up to $13.2 million during 2009 and 2010. We have entered into a Directory Advertisement agreement with a CMR to cover advertising placed with RHD by the CMR on behalf of Qwest. Under this agreement, we are obligated to pay the CMR approximately $7.7 million for commissions over the years 2009 through 2014.

11.	Redeemable Preferred Stock, Warrants and Other

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

On January 14, 2005, we repurchased 100,303 shares of our outstanding Preferred Stock from the GS Funds for $277.2 million in cash. On January 27, 2006, in conjunction with the Dex Media Merger, we

R.H. DONNELLEY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

repurchased the remaining 100,301 shares of Preferred Stock from the GS Funds for $336.1 million in cash, including accrued cash dividends and interest (the “GS Repurchase”), pursuant to the terms of a Stock Purchase and Support Agreement (the “Stock Purchase Agreement”) dated October 3, 2005. In order to fund the GS Repurchase, we issued $365.0 million aggregate principal amount at maturity ($332.1 million gross proceeds) of 6.875% Series A-1 Senior Discount Notes due January 15, 2013. See Note 5, “Long-Term Debt, Credit Facilities and Notes” for a further discussion of the financing associated with this transaction.

Based on the terms of the Stock Purchase Agreement, the recorded value of the Preferred Stock was accreted to its redemption value of $336.1 million at January 27, 2006. The accretion to redemption value of $2.0 million (which represented accrued dividends and interest) for the year ended December 31, 2006, was recorded as an increase to loss available to common shareholders on the consolidated statements of operations. In conjunction with the GS Repurchase, we also reversed the previously recorded BCF related to these shares and recorded a decrease to loss available to common shareholders on the consolidated statements of operations of approximately $31.2 million for the year ended December 31, 2006.

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

Based on our review of the latest information available, we believe our ultimate liability in connection with pending or threatened legal proceedings will not have a material effect on our results of operations, cash flows or financial position. No material amounts have been accrued in our consolidated financial statements with respect to any of such matters.

13.	Business Segments

Management reviews and analyzes its business of providing local search solutions as one operating segment.

R.H. DONNELLEY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

R.H. Donnelley Corporation

Condensed Parent Company Balance Sheets

	December 31
	2008	2007

Assets
Cash and cash equivalents	$948	$18,900
Intercompany, net	350,490	279,244
Prepaid and other current assets	6,964	8,948

Total current assets	358,402	307,092
Investment in subsidiaries	2,098,154	5,231,597
Fixed assets and computer software, net	7,844	10,462
Other non-current assets	65,651	91,506
Intercompany note receivable	300,000	300,000

Total assets	$2,830,051	$5,940,657

Liabilities and Shareholders’ Equity (Deficit)
Accounts payable and accrued liabilities	$7,978	$14,032
Accrued interest	97,025	123,882

Total current liabilities	105,003	137,914
Long-term debt	3,206,456	3,962,871
Deferred income taxes, net	2,928	5,161
Other non-current liabilities	9,039	11,975
Shareholders’ equity (deficit)	(493,375)	1,822,736

Total liabilities and shareholders’ equity (deficit)	$2,830,051	$5,940,657

R.H. DONNELLEY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

R.H. Donnelley Corporation

Condensed Parent Company Statements of Operations

	For the Years Ended December 31,
	2008	2007	2006

Expenses	$18,490	$19,678	$1,641
Partnership and equity income (loss)	(3,521,790)	338,606	(125,677)

Operating income (loss)	(3,540,280)	318,928	(127,318)
Interest expense, net	(297,119)	(244,854)	(194,911)
Gain on debt transactions, net	247,297	—	—
Other income	—	1,818	—

Income (loss) before income taxes	(3,590,102)	75,892	(322,229)
(Provision) benefit for income taxes	1,291,775	(29,033)	84,525

Net income (loss)	(2,298,327)	46,859	(237,704)
Preferred dividend	—	—	(1,974)
Gain on repurchase of redeemable convertible preferred stock	—	—	31,195

Income (loss) available to common shareholders	$(2,298,327)	$46,859	$(208,483)

R.H. DONNELLEY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

R.H. Donnelley Corporation

Condensed Parent Company Statements of Cash Flows

	For the Years Ended December 31,
	2008	2007	2006

Cash flow from operating activities	$(306,471)	$(220,262)	$37,777
Cash flow from investing activities:
Additions to fixed assets and computer software	(1,391)	(4,095)	(6,389)
Acquisitions, net of cash received	—	(336,925)	(1,768,626)
Equity investment disposition (investment)	4,318	—	—

Net cash provided by (used in) investing activities	2,927	(341,020)	(1,775,015)
Cash flow from financing activities:
Proceeds from issuance of debt, net of costs	—	1,468,648	2,079,005
Borrowings under credit facility	—	328,000	—
Credit facility repayments	—	(328,000)	—
Note repurchases and related costs	(92,130)	—	—
Repurchase of redeemable convertible preferred stock and redemption of purchase rights	—	—	(336,819)
Increase (decrease) in checks not yet presented for payment	1,131	(408)	505
Proceeds from employee stock option exercises	95	13,412	31,665
Debt issuance costs in connection with debt transactions	(433)	—	—
Proceeds from the issuance of common stock	—	9,000	—
Repurchase of common stock	(6,112)	(89,578)	—
Repurchase of warrants	—	—	(53,128)
Excess tax benefits from the exercise of stock options	(1,059)	—	—
Intercompany investments	—	(907,735)	—
Intercompany debt	—	(300,000)	—
Dividends from subsidiaries	384,100	264,278	137,745

Net cash provided by financing activities	285,592	457,617	1,858,973

Change in cash	(17,952)	(103,665)	121,735
Cash at beginning of year	18,900	122,565	830

Cash at end of year	$948	$18,900	$122,565

R.H. DONNELLEY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

15.  Valuation and Qualifying Accounts

		Net Addition
		to Allowances
		from
		Business.com	Net Additions
	Balance at	Acquisition	Charged To	Write-offs	Balance at
	Beginning of	and Dex	Revenue	and Other	End of
	Period	Media Merger	and Expense	Deductions	Period

Allowance for Doubtful Accounts and Sales Claims
For the year ended December 31, 2008	$42,817	—	183,658	(172,480)	$53,995
For the year ended December 31, 2007	$42,952	449	135,726	(136,310)	$42,817
For the year ended December 31, 2006	$27,328	57,353	116,330	(158,059)	$42,952
Deferred Income Tax Asset Valuation Allowance
For the year ended December 31, 2008	$13,726	—	—	(4,474)	$9,252
For the year ended December 31, 2007	$5,978	—	7,748	—	$13,726
For the year ended December 31, 2006	$6,148	—	—	(170)	$5,978

16.	Quarterly Information (unaudited)

	Three Months Ended
	March 31	June 30	September 30	December 31

2008
Net revenues	$674,654	$663,750	$647,984	$630,423
Impairment charges(1)	(2,463,615)	(660,239)	—	(746,555)
Operating income (loss)	(2,237,606)	(425,186)	185,901	(528,826)
Gain on debt transactions, net(2)	—	161,315	70,224	33,627
(Provision) benefit for income taxes(3)	810,369	161,352	(31,949)	337,924
Net income (loss)	$(1,623,111)	$(338,904)	$26,083	$(362,395)
Basic earnings (loss) per share	$(23.60)	$(4.93)	$0.38	$(5.27)
Diluted earnings (loss) per share	$(23.60)	$(4.93)	$0.38	$(5.27)

	Three Months Ended
	March 31	June 30	September 30	December 31

2007
Net revenues	$661,296	$667,028	$671,195	$680,780
Impairment charges(1)	—	—	—	(20,000)
Operating income	227,978	239,163	237,470	200,355
(Loss) on debt transactions, net(2)	—	—	—	(26,321)
(Provision) benefit for income taxes	(10,412)	(15,217)	(18,242)	14,838
Net income (loss)	$15,951	$24,923	$18,125	$(12,140)
Basic earnings (loss) per share	$0.23	$0.35	$0.25	$(0.17)
Diluted earnings (loss) per share	$0.22	$0.34	$0.25	$(0.17)

(1)	We recognized non-cash goodwill impairment charges of $2.5 billion and $660.2 million during the first and second quarters of 2008, respectively. During the fourth quarter of 2008, we recognized a non-cash impairment charge of $746.2 million associated with certain local and national customer relationships acquired in the Dex Media Merger, AT&T Directory Acquisition and Embarq Acquisition and tradenames

R.H. DONNELLEY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and technology acquired in the Local Launch Acquisition. During the fourth quarter of 2008, we also retired certain computer software fixed assets, which resulted in an impairment charge of $0.4 million. During the fourth quarter of 2007, we recorded an intangible asset impairment charge of $20.0 million associated with the tradenames acquired in the Embarq Acquisition. See Note 2, “Summary of Significant Accounting Policies — Identifiable Intangible Assets and Goodwill” for further discussion.

(2)	See Note 2, “Summary of Significant Accounting Policies — Gain (Loss) on Debt Transactions, Net” for details regarding these debt transactions and the related accounting treatment.

(3)	The fourth quarter 2008 income tax benefit includes an income tax benefit of $20.3 million from correcting overstated income tax expense in fiscal years 2004 through 2007. We have evaluated the materiality of this correction and concluded it was not material to current or prior year financial statements. Accordingly we recorded this correction during the fourth quarter of 2008.

17.	Subsequent Events

On February 13, 2009, the Company borrowed the unused portions under the RHDI Revolver, Dex Media East Revolver and Dex Media West Revolver totaling $174.0 million, $97.0 million and $90.0 million, respectively. The Company made the borrowings under the various revolving credit facilities to preserve its financial flexibility in light of the continuing uncertainty in the global credit markets.

Based upon beneficial ownership filings made with the SEC during the first quarter of 2009, the Company may have undergone an ownership change within the meaning of Section 382 of the Internal Revenue Code. The Company will perform the work necessary to confirm that determination and to assess its impact, if any, upon the Company’s substantial beneficial tax attributes, financial condition and results of operations prior to the filing of our Quarterly Report on Form 10-Q for the three months ended March 31, 2009. At this time, the Company has not concluded upon the potential impact, if any, of any possible ownership change upon its substantial beneficial tax attributes, financial condition or results of operations.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There have been no disagreements with the Company’s principal independent registered public accounting firm for the two-year period ended December 31, 2008.

ITEM 9A.	CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures  Management conducted an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of December 31, 2008. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, due to a material weakness in internal control over financial reporting described in Management’s Report on Internal Control over Financial Reporting, the Company’s disclosure controls and procedures were not effective as of December 31, 2008.

Management’s Report on Internal Control over Financial Reporting and the independent registered public accounting firm’s attestation report on the Company’s internal control over financial reporting required under Item 308 of Regulation S-K have been included in Item 8 immediately preceding the Company’s consolidated financial statements.

(b) Changes in Internal Controls  Other than changes relating to the material weakness noted above, there have not been any changes in the Company’s internal controls over financial reporting during the Company’s most recent fiscal quarter that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Prior to the identification of the material weakness noted above, during the current year, management began to implement certain controls over financial reporting related to certain deferred income tax assets and liabilities and the resulting current and deferred income tax expense and related footnote disclosures. The controls are described in the remediation plan in item (c) below. While the Company began to implement these controls with the intent of enhancing its control environment and while these controls did facilitate the identification of the material weakness, these additional controls were neither fully implemented nor operating effectively as of December 31, 2008.

(c) Remediation Plan for Material Weakness in Internal Control Over Financial Reporting  As described in Management’s Report on Internal Control over Financial Reporting, the Company’s disclosure controls and procedures were not effective as of December 31, 2008 due to a material weakness in internal control over financial reporting related to certain deferred income tax assets and liabilities and the resulting current and deferred income tax expense and related footnote disclosures.

The Company has developed the following plan to remediate the material weakness:

•	During 2008, the Company began to implement, and during 2009 it will fully implement controls to formalize its evaluation of deferred income tax balances including a comprehensive reconciliation between deferred income tax balances determined on a basis in conformity with generally accepted accounting principles for financial reporting purposes and those determined for tax reporting purposes;

•	During 2008, the Company began to implement, and during 2009 it will fully implement an acceleration of the timing of certain tax review activities, including apportionment and allocation for income tax reporting purposes, during the financial statement closing process;

•	The Company will improve documentation and institute more formalized review of tax positions taken, with senior management and external experts, to ensure proper evaluation and accounting treatment of complex tax issues; and

•	The Company will evaluate and supplement and/or train internal resources, as necessary, and evaluate external experts.

We anticipate the actions described above and resulting improvements in controls will strengthen our internal control over financial reporting and will address the related material weakness identified as of December 31, 2008. However, the institutionalization of the internal control processes requires repeatable process execution, and because many of these additional controls rely extensively on manual review and approval, the successful execution of these controls, for at least several quarters, may be required prior to management being able to definitively conclude that the material weakness has been fully remediated.

ITEM 9B.	OTHER INFORMATION.

None

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Information in response to this Item is incorporated herein by reference to the sections entitled “Board of Directors” and “Other Information — Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s Proxy Statement to be filed on or prior to April 30, 2009 with the Securities and Exchange Commission, except that “Executive Officers of the Registrant” in Item 1 of this Annual Report responds to Item 401(b), (d) and (e) of Regulation S-K with respect to executive officers.

The Company has adopted a code of ethics that applies to the Principal Executive Officer, Principal Financial Officer and the Principal Accounting Officer that is available on our website at www.rhd.com. In the event that we amend or waive any of the provisions of our code of ethics applicable to our Principal Executive Officer, Principal Financial Officer or the Principal Accounting Officer that relates to any element of the code of ethics definition enumerated in Item 406(b) of Regulation S-K, we intend to disclose the same on our website at www.rhd.com.

ITEM 11.	EXECUTIVE COMPENSATION.

Information in response to this Item is incorporated herein by reference to the section entitled “Director and Executive Compensation” in the Company’s Proxy Statement to be filed on or prior to April 30, 2009 with the Securities and Exchange Commission.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Information in response to this Item is incorporated herein by reference to Item 5 of this Annual Report under the heading “Equity Compensation Plan Information” and the section entitled “Security Ownership of Certain Beneficial Owners and Management” in the Company’s Proxy Statement to be filed on or prior to April 30, 2009 with the Securities and Exchange Commission.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

Information in response to this Item is incorporated herein by reference to the sections entitled “Board of Directors — Corporate Governance Matters” and ‘‘— Independence and Financial Expertise Determinations” and “Director and Executive Compensation — Compensation & Benefits Committee Interlocks and Insider Participation; Certain Relationships and Related Party Transactions” in the Company’s Proxy Statement to be filed on or prior to April 30, 2009 with the Securities and Exchange Commission.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Information in response to this Item is incorporated herein by reference to the sections entitled “Board of Directors-Committees of the Board of Directors - Audit and Finance Committee” and “— Report of the Audit and Finance Committee on Financial Reporting-Fees” in the Company’s Proxy Statement to be filed on or prior to April 30, 2009 with the Securities and Exchange Commission.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)(1) and (2) — List of financial statements and financial statement schedules

The following consolidated financial statements of the Company are included under Item 8:

Management’s Report on Internal Control Over Financial Reporting
Reports of Independent Registered Public Accounting Firm
Consolidated Balance Sheets at December 31, 2008 and 2007
Consolidated Statements of Operations and Comprehensive Income (Loss) for each of the years in the three year period ended December 31, 2008
Consolidated Statements of Cash Flows for each of the years in the three year period ended
December 31, 2008
Consolidated Statements of Changes in Shareholders’ Equity (Deficit) for each of the years in the three year period ended December 31, 2008
Notes to Consolidated Financial Statements

Financial statement schedules for the Company have not been prepared because the required information has been included in the Company’s consolidated financial statements included in Item 8 of this Annual Report.

(b)	Exhibits:

Exhibit No.	Document

3.1	Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 16, 2008, Commission File No. 001-07155).
3.2	Fourth Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 28, 2008, Commission File No. 001-07155).
4.1	Indenture, dated as of November 10, 2003, between Dex Media, Inc. and U.S. Bank National Association, as Trustee, with respect to the 8% Notes due 2013 (incorporated by reference to Exhibit 4.1 to Dex Media, Inc.’s Registration Statement on Form S-4, filed with the Securities and Exchange Commission on April 14, 2004, Commission File No. 333-114472).
4.2	Form of 8% Notes due 2013 (included in Exhibit 4.1).
4.3	Supplemental Indenture, dated as of January 31, 2006, between Dex Media, Inc. (f/k/a Forward Acquisition Corp.) and U.S. Bank National Association, as Trustee, with respect to Dex Media, Inc.’s 8% Notes due 2013 (incorporated by reference to Exhibit 4.1 to Dex Media, Inc.’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 6, 2006, Commission File No. 333-131626).
4.4	Indenture, dated November 10, 2003, between Dex Media, Inc. and U.S. Bank National Association, as Trustee, with respect to Dex Media, Inc.’s 9% Discount Notes due 2013 (incorporated by reference to Exhibit 4.3 to Dex Media, Inc.’s Registration Statement on Form S-4, filed with the Securities and Exchange Commission on April 14, 2004, Commission File No. 333-114472).
4.5	Form of 9% Discount Notes due 2013 (included in Exhibit 4.4).
4.6	Supplemental Indenture, dated as of January 31, 2006, between Dex Media, Inc. (f/k/a Forward Acquisition Corp.) and U.S. Bank National Association, as Trustee, with respect to Dex Media, Inc.’s 9% Discount Notes due 2013 (incorporated by reference to Exhibit 4.2 to Dex Media, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 6, 2006, Commission File No. 333-131626).
4.7	Indenture, dated February 11, 2004, between Dex Media, Inc. and U.S. Bank National Association, as Trustee with respect to Dex Media, Inc.’s 9% Discount Notes due 2013 (incorporated by reference to Exhibit 4.5 to Dex Media, Inc.’s Registration Statement on Form S-4, filed with the Securities and Exchange Commission on April 14, 2004, Commission File No. 333-114472).
4.8	Form of 9% Discount Notes due 2013 (included in Exhibit 4.7).
4.9	Supplemental Indenture, dated as of January 31, 2006, between Dex Media, Inc. (f/k/a Forward Acquisition Corp.) and U.S. Bank National Association, as Trustee, with respect to Dex Media, Inc.’s 9% Discount Notes due 2013 (incorporated by reference to Exhibit 4.3 to Dex Media, Inc.’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 6, 2006, Commission File No. 333-131626).
4.10	Indenture, dated August 29, 2003, among Dex Media West LLC, Dex Media West Finance Co. and U.S. Bank National Association, as Trustee, with respect to Dex Media West LLC’s 8 1/2% Senior Notes due 2010 (incorporated by reference to Exhibit 4.11 to Dex Media, Inc.’s Registration Statement on Form S-4, filed with the Securities and Exchange Commission on April 14, 2004, Commission File No. 333-114472).
4.11	Form of 8 1/2% Senior Notes due 2010 (included in Exhibit 4.10).
4.12	Indenture, dated August 29, 2003, among Dex Media West LLC, Dex Media West Finance Co. and U.S. Bank National Association, as Trustee, with respect to Dex Media West LLC’s 9 7/8% Senior Subordinated Notes due 2013 (incorporated by reference to Exhibit 4.13 to Dex Media, Inc.’s Registration Statement on Form S-4, filed with the Securities and Exchange Commission on April 14, 2004, Commission File No. 333-114472).
4.13	Form of 9 7/8% Senior Subordinated Notes due 2013 (included in Exhibit 4.12).

Exhibit No.	Document

4.14	Indenture, dated November 24, 2004, among Dex Media West LLC, Dex Media West Finance Co. and U.S. Bank National Association, as Trustee, with respect to Dex Media West LLC’s 5 7/8% Senior Notes due 2011 (incorporated by reference to Exhibit 4.7 to Dex Media West LLC and Dex Media West Finance Co.’s Registration Statement on Form S-4, declared effective by the Securities and Exchange Commission on February 3, 2005, Commission File No. 333-121259).
4.15	Form of 5 7/8% Senior Notes due 2011 (included in Exhibit 4.14).
4.16	Indenture, dated as of January 14, 2005, among the Company and The Bank of New York, as Trustee, with respect to the Company’s 6.875% Senior Notes due 2013 of the Company (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 19, 2005, Commission File No. 001-07155).
4.17	Form of 6.875% Senior Notes due 2013 (included in Exhibit 4.16).
4.18	Indenture, dated January 27, 2006, between the Company, as Issuer, and The Bank of New York, as Trustee, with respect to the Company’s 6.875% Series A-1 Senior Discount Notes due 2013 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 2, 2006, Commission File No. 001-07155).
4.19	Form of 6.875% Series A-1 Senior Discount Note due 2013 (included in Exhibit 4.18).
4.20	Indenture, dated January 27, 2006, between the Company (as successor to R.H. Donnelley Finance Corporation III), as Issuer, and The Bank of New York, as Trustee, with respect to the Company’s 6.875% Series A-2 Senior Discount Notes due 2013 (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 2, 2006, Commission File No. 001-07155).
4.21	Form of 6.875% Series A-2 Senior Discount Note due 2013 (included in Exhibit 4.20).
4.22	Supplemental Indenture, dated January 31, 2006, by and between the Company and The Bank of New York, as Trustee, with respect to the Company’s 6.875% Series A-2 Senior Discount Notes due 2013 (incorporated by reference to Exhibit 4.5 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 2, 2006, Commission File No. 001-07155).
4.23	Indenture, dated January 27, 2006, by and between the Company (as successor to R.H. Donnelley Finance Corporation III), as Issuer, and The Bank of New York, as Trustee, with respect to the Company’s 8.875% Series A-3 Senior Notes due 2016 (incorporated by reference to Exhibit 4.6 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 2, 2006, Commission File No. 001-07155).
4.24	Form of 8.875% Series A-3 Senior Note due 2016 (included in Exhibit 4.23).
4.25	Supplemental Indenture, dated January 31, 2006, between the Company and The Bank of New York, as Trustee, with respect to the Company’s 8.875% Series A-3 Senior Notes due 2016 (incorporated by reference to Exhibit 4.8 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 2, 2006, Commission File No. 001-07155).
4.26	Indenture, dated October 2, 2007, between R.H. Donnelley Corporation and The Bank of New York, as trustee, relating to R.H. Donnelley Corporation’s 8.875% Series A-4 Senior Notes due 2017 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 5, 2007, Commission file No. 001-07155).
4.27	Form of 8.875% Series A-4 Senior Notes due 2017 (included in Exhibit 4.26).
4.28	Indenture, dated June 25, 2008, among The Bank of New York, as trustee, R.H. Donnelley Inc., as issuer, R.H. Donnelley Corporation, as guarantor, and the subsidiary guarantors party thereto (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 25, 2008, Commission File No. 001-07155).
4.29	Form of 11.75% Senior Note due 2015 of R.H. Donnelley Inc. (included in Exhibit 4.28).

Exhibit No.		Document

4.30		Form of Guarantee (included in Exhibit 4.28).
10.1		Non-Competition Agreement, dated as of January 3, 2003, by and among the Company, R.H. Donnelley Publishing & Advertising, Inc. (f/k/a Sprint Publishing & Advertising, Inc.), CenDon, L.L.C., R.H. Donnelley Directory Company (f/k/a Centel Directory Company), Sprint Corporation and the Sprint Local Telecommunications Division (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 17, 2003, Commission File No. 001-07155).
10.2		Letter from Sprint Nextel Corporation, dated as of May 16, 2006, acknowledging certain matters with respect to the Non-Competition Agreement described above as Exhibit 10.1 (incorporated by reference to Exhibit 10.12 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 19, 2006, Commission File No. 001-07155).
10.3		Directory Services License Agreement, dated as of May 16, 2006, by and among R.H. Donnelley Publishing & Advertising, Inc., CenDon, L.L.C., R.H. Donnelley Directory Company, Embarq Corporation, Embarq Directory Trademark Company, LLC and certain subsidiaries of Embarq Corporation formerly constituting Sprint Local Telecommunications Division (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 19, 2006).
10.4		Trademark License Agreement, dated as of May 16, 2006, by and among R.H. Donnelley Publishing & Advertising, Inc., R.H. Donnelley Directory Company and Embarq Directory Trademark Company, LLC (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 19, 2006).
10.5		Publisher Trademark License Agreement, dated as of May 16, 2006, by and among R.H. Donnelley Publishing & Advertising, Inc., CenDon, L.L.C., R.H. Donnelley Directory Company and Embarq Corporation (incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 19, 2006).
10.6		Non-Competition Agreement, dated as of May 16, 2006, by and among R.H. Donnelley Corporation, R.H. Donnelley Publishing & Advertising, Inc., CenDon, L.L.C., R.H. Donnelley Directory Company, Embarq Corporation and certain subsidiaries of Embarq Corporation formerly constituting Sprint Local Telecommunications Division (incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 19, 2006).
10.7		Subscriber Listings Agreement, dated as of May 16, 2006, by and among R.H. Donnelley Publishing & Advertising, Inc., CenDon, L.L.C., R.H. Donnelley Directory Company, Embarq Corporation and certain subsidiaries of Embarq Corporation formerly constituting Sprint Local Telecommunications Division (incorporated by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 19, 2006).
10.8		Standstill Agreement, dated as of May 16, 2006, by and between R.H. Donnelley Publishing & Advertising, Inc. and Embarq Corporation (incorporated by reference to Exhibit 10.11 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 19, 2006).
10	.9#	Directory Services License Agreement, dated as of September 1, 2004, among the Company, R.H. Donnelley Publishing & Advertising of Illinois Partnership (f/k/a The APIL Partners Partnership), DonTech II Partnership, Ameritech Corporation, SBC Directory Operations, Inc. and SBC Knowledge Ventures, L.P. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 3, 2004, Commission File No. 001-07155).
10.10		Non-Competition Agreement, dated as of September 1, 2004, by and between the Company and SBC Communications Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 3, 2004, Commission File No. 001-07155).

Exhibit No.		Document

10.11		SMARTpages Reseller Agreement, dated as of September 1, 2004, among SBC Communications, Inc., Southwestern Bell Yellow Pages, Inc., SBC Knowledge Ventures, L.P., the Company, R.H. Donnelley Publishing & Advertising of Illinois Partnership (f/k/a The APIL Partners Partnership) and DonTech II Partnership (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 3, 2004, Commission File No. 001-07155).
10.12		Ameritech Directory Publishing Listing License Agreement, dated as of September 1, 2004, among R.H. Donnelley Publishing & Advertising of Illinois Partnership (f/k/a The APIL Partners Partnership), DonTech II Partnership and Ameritech Services Inc. (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 3, 2004, Commission File No. 001-07155).
10.13		Publishing Agreement, dated November 8, 2002, as amended, by and among Dex Holding LLC., Dex Media East LLC (f/k/a SGN LLC), Dex Media West LLC (f/k/a/GPP LLC) and Qwest Corporation (incorporated by reference to Exhibit 10.19 to Dex Media, Inc.’s Registration Statement on Form S-4, filed with the Securities and Exchange Commission on April 14, 2004, Commission File No. 333-114472).
10.14		Amended and Restated Agreement for the Provision of Billing and Collection Services for Directory Publishing Services, dated September 1, 2003, by and between Qwest Corporation and Dex Media East LLC (f/k/a SGN LLC) (incorporated by reference to Exhibit 10.8 to Dex Media, Inc.’s Registration Statement on Form S-4, filed with the Securities and Exchange Commission on April 14, 2004, Commission File No. 333-114472).
10.15		Agreement for the Provision of Billing and Collection Services for Directory Publishing Services, dated as of September 1, 2003, by and between Qwest Corporation and Dex Media West LLC (f/k/a GPP LLC) (incorporated by reference to Exhibit 10.9 to Dex Media, Inc.’s Registration Statement on Form S-4, filed with the Securities and Exchange Commission on April 14, 2004, Commission File No. 333-114472).
10.16		Non-Competition and Non-Solicitation Agreement, dated November 8, 2002, by and between Dex Media East LLC (f/k/a SGN LLC), Dex Media West LLC (f/k/a GPP LLC), Dex Holdings LLC and Qwest Corporation, Qwest Communications International Inc. and Qwest Dex, Inc. (incorporated by reference to Exhibit 10.10 to Dex Media, Inc.’s Registration Statement on Form S-4, filed with the Securities and Exchange Commission on April 14, 2004, Commission File No. 333-114472).
10	.17ˆ	Amended and Restated 1998 Directors’ Stock Plan (incorporated by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 27, 2000, Commission File No. 001-07155).
10	.18ˆ	Pension Benefit Equalization Plan (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 29, 2007, Commission File No. 001-07155).
10	.19ˆ	2001 Stock Award and Incentive Plan (incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 27, 2002, Commission File No. 001-07155).
10	.20ˆ	R.H. Donnelley Corporation 2005 Stock Award and Incentive Plan As Amended and Restated as of December 31, 2008 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 7, 2009, Commission File No. 001-07155).
10	.21ˆ	Amendment to Restricted Stock Units Agreement for awards granted under the R.H. Donnelley Corporation 2005 Stock Award and Incentive Plan, effective as of December 31, 2008 (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 7, 2009, Commission File No. 001-07155).
10	.22ˆ	Form of Non-Qualified Stock Option Agreement under 2005 Plan (incorporated by reference to Exhibit 10.16 to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on August 5, 2005, Commission File No. 001-07155).

Exhibit No.		Document

10	.23ˆ	Form of Annual Incentive Program Award under 2005 Plan (incorporated by reference to Exhibit 10.17 to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on August 5, 2005, Commission File No. 001-07155).
10	.24ˆ	Form of Restricted Stock Units Agreement under 2005 Plan (incorporated by reference to Exhibit 10.19 to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on May 10, 2006, Commission File No. 001-07155).
10	.25ˆ	Form of Stock Appreciation Rights Grant Agreement under 2005 Plan (incorporated by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 6, 2005, Commission File No. 001-07155).
10	.26ˆ	Form of R.H. Donnelley Corporation Restricted Stock Units Agreement under 2005 Plan (incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, filed with the Securities and Exchange Commission on March 16, 2006, Commission File No. 001-07155).
10	.27ˆ	Form of New Stock Appreciation Rights Agreement for Senior Management Members (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 17, 2008, Commission File No. 001-07155).
10	.28ˆ	Deferred Compensation Plan, as amended and restated as of January 1, 2008 (incorporated by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 29, 2007, Commission File No. 001-07155). This Agreement is no longer in effect.
10	.29ˆ	Stock Option Plan of Dex Media, Inc., effective as of November 8, 2002 (incorporated by reference to Exhibit 10.27 to Dex Media, Inc.’s Registration Statement on Form S-4, filed with the Securities and Exchange Commission on April 14, 2004, Commission File No. 333-114472).
10	.30ˆ	First Amendment to Stock Option Plan of Dex Media, Inc., effective as of September 9, 2003 (incorporated by reference to Exhibit 10.28 to Dex Media, Inc.’s Registration Statement on Form S-4, filed with the Securities and Exchange Commission on April 14, 2004, Commission File No. 333-114472).
10	.31ˆ	Second Amendment to Stock Option Plan of Dex Media, Inc., effective as of December 18, 2003 (incorporated by reference to Exhibit 10.29 to Dex Media, Inc.’s Registration Statement on Form S-4, filed with the Securities and Exchange Commission on April 14, 2004, Commission File No. 333-114472).
10	.32ˆ	Dex Media, Inc. 2004 Incentive Award Plan (incorporated by reference to Exhibit 4.5 to Dex Media, Inc.’s Registration Statement on Form S-8, filed with the Securities and Exchange Commission on November 19, 2004, Commission file No. 333-120631).
10	.33ˆ	Amended and Restated Employment Agreement, dated as of December 31, 2008, by and between the Company and David C. Swanson (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 7, 2009, Commission File No. 001-07155).
10	.34ˆ	Amended and Restated Employment Agreement, dated October 3, 2005, by and between the Company and Peter J. McDonald (incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 6, 2005, Commission File No. 001-07155).
10	.35ˆ	Amended and Restated Employment Agreement, dated as of December 31, 2008, by and between the Company and Steven M. Blondy (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 7, 2009, Commission File No. 001-07155).
10	.36ˆ	Amended and Restated Employment Agreement, dated as of November 10, 2008, by and between the Company and Robert J. Bush (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 14, 2008, Commission File No. 001-07155).

Exhibit No.		Document

10	.37ˆ	Employment Agreement, dated as of November 8, 2002 by and between Maggie Le Beau and Dex Media, Inc. (incorporated by reference to Exhibit 10.23 to Dex Media, Inc.’s Registration Statement on Form S-4, filed with the Securities and Exchange Commission on April 14, 2004, Commission File No. 333-114472).
10	.38ˆ	Board of Director Compensation Plan (incorporated by reference to Exhibit 10.85 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, filed with the Securities and Exchange Commission on March 16, 2006, Commission File No. 001-07155).
10	.39ˆ	R.H. Donnelley, Inc. 401(k) Restoration Plan, effective as of January 1, 2005 (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 29, 2007, Commission File No. 001-07155).
10	.40ˆ*	R.H. Donnelley Corporation Restoration Plan, effective as of January 1, 2009.
10	.41ˆ*	R.H. Donnelley Corporation Severance Plan — Senior Vice President, effective as amended March 9, 2009.
10	.42ˆ	Restricted Stock Units Agreement, effective as of July 22, 2008, by and between the Company and David C. Swanson (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 7, 2009, Commission File No. 001-07155).
10	.43ˆ	Supplemental Executive Retirement Agreement, effective as of December 31, 2008, by and between the Company and David C. Swanson (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 7, 2009, Commission File No. 001-07155).
10	.44#	Second Amended and Restated Credit Agreement, dated December 13, 2005, among the Company, R.H. Donnelley Inc., the several banks and other financial institutions or entities from time to time parties thereto as lenders, J.P. Morgan Securities Inc. and Deutsche Bank Trust Company Americas, as co-lead arrangers and joint-bookrunners, JPMorgan Chase Bank, N.A., as syndication agent, Bear Stearns Corporate Lending Inc., Credit Suisse, Cayman Islands Branch, Goldman Sachs Credit Partners L.P., UBS Securities LLC and Wachovia Bank, National Association, as co-documentation agents, and Deutsche Bank Trust Company Americas, as administrative agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 19, 2005, Commission File No. 001-07155).
10.45		First Amendment, dated as of April 24, 2006, to the Second Amended and Restated Credit Agreement, dated December 13, 2005, among the Company, R.H. Donnelley Inc., the several banks and other financial institutions or entities from time to time parties thereto as lenders, and Deutsche Bank Trust Company Americas, as administrative agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 28, 2006, Commission File No. 001-07155).
10.46		Second Amended and Restated Guaranty and Collateral Agreement, dated as of December 13, 2005, among the Company, R.H. Donnelley Inc., and the subsidiaries of R.H. Donnelley Inc. party thereto, and Deutsche Bank Trust Company Americas, as collateral agent (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 19, 2005, Commission File No. 001-07155).
10.47		Reaffirmation, dated as of April 24, 2006, among R.H. Donnelley Corporation, R.H. Donnelley Inc. and its subsidiaries and Deutsche Bank Trust Company Americas, as administrative agent (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 28, 2006, Commission File No. 001-07155).

Exhibit No.		Document

10.48		Second Amendment, dated as of June 6, 2008, to the Second Amended and Restated Credit Agreement, dated as of December 13, 2005 as amended by the First Amendment, dated as of April 24, 2006, among R.H. Donnelley Corporation, R.H. Donnelley Inc., the several banks and other financial institutions or entities from time to time parties thereto, Deutsche Bank Trust Company Americas, as administrative agent, and the other agents parties thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 9, 2008, Commission File No. 001-07155).
10.49		Reaffirmation, dated as of June 6, 2008, among R.H. Donnelley Corporation, R.H. Donnelley Inc. and its subsidiaries and Deutsche Bank Trust Company Americas, as administrative agent (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 9, 2008, Commission File No. 001-07155).
10	.50#	Amended and Restated Credit Agreement, dated January 31, 2006, among Dex Media, Inc. (f/k/a Forward Acquisition Corp.), Dex Media West, Inc., Dex Media West LLC, and JPMorgan Chase Bank, N.A., as collateral agent, and the other lenders from time to time parties thereto (incorporated by reference to Exhibit 10.1 to Dex Media, Inc.’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 6, 2006, Commission File No. 333-131626). This Agreement is no longer in effect.
10.51		Reaffirmation Agreement, dated January 31, 2006, among Dex Media, Inc. (f/k/a Forward Acquisition Corp.), Dex Media West, Inc., Dex Media West LLC, Dex Media West Finance Co., JPMorgan Chase Bank, N.A., as administrative agent and collateral agent (incorporated by reference to Exhibit 10.2 to Dex Media, Inc.’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 6, 2006, Commission File No. 333-131626). This Agreement is no longer in effect.
10.52		Guarantee and Collateral Agreement, dated as of September 9, 2003, among Dex Media West, Inc., Dex Media West LLC, Dex Media West Finance Co. and JPMorgan Chase Bank, as collateral agent (incorporated by reference to Exhibit 10.7 to Dex Media, Inc.’s Registration Statement on Form S-4, filed with the Securities and Exchange Commission on April 14, 2004, Commission File No. 333-114472). This Agreement is no longer in effect.
10.53		First Amendment, dated as of April 24, 2006, to the Amended and Restated Credit Agreement dated as of January 31, 2006, among Dex Media, Inc., Dex Media West, Inc., Dex Media West LLC, the lenders from time to time party thereto, JPMorgan Chase Bank, N.A., as administrative agent and collateral agent, and the other agents parties thereto (incorporated by reference to Exhibit 10.1 to Dex Media, Inc.’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 28, 2006, Commission File No. 333-131626). This Agreement is no longer in effect.
10.54		Reaffirmation Agreement, dated as of April 24, 2006, among Dex Media, Inc., Dex Media West, Inc., Dex Media West LLC, Dex Media West Finance Co. and JPMorgan Chase Bank, N.A., as collateral agent (incorporated by reference to Exhibit 10.2 to Dex Media, Inc.’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 28, 2006, Commission File No. 333-131626). This Agreement is no longer in effect.
10.55		Credit Agreement, dated June 6, 2008, among Dex Media, Inc., Dex Media West, Inc., Dex Media West LLC, the several banks and other financial institutions or entities from time to time parties thereto as lenders, J.P. Morgan Securities Inc. and Banc of America Securities LLC, as co-lead arrangers and joint-bookrunners, JPMorgan Chase Bank, N.A., as administrative agent, and Bank of America, N.A., as syndication agent (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 9, 2008, Commission File No. 001-07155).
10.56		Guarantee and Collateral Agreement, dated as of June 6, 2008, among Dex Media West LLC, Dex Media West, Inc., the subsidiary guarantor party thereto and JPMorgan Chase Bank, N.A., as collateral agent (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 9, 2008, Commission File No. 001-07155).

Exhibit No.		Document

10.57		Pledge Agreement, dated as of June 6, 2008, among Dex Media, Inc. and JPMorgan Chase Bank, N.A., as collateral agent (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 9, 2008, Commission File No. 001-07155).
10.58		Credit Agreement, dated as of October 24, 2007, by and among Dex Media East LLC, as borrower, Dex Media East, Inc., Dex Media, Inc., JPMorgan Chase Bank, N.A., as administrative agent and collateral agent, and the several banks and other financial institutions or entities from time to time party thereto (incorporated by reference to Exhibit 10.1 to Dex Media East LLC’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 26, 2007, Commission File No. 333-102395).
10.59		Guarantee and Collateral Agreement, dated as of October 24, 2007, by and among Dex Media East LLC, Dex Media East Inc., the subsidiary guarantor a party thereto and JPMorgan Chase Bank, NA, as Collateral Agent (incorporated by reference to Exhibit 10.2 to Dex Media East LLC’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 26, 2007, Commission File No. 333-102395).
10.60		Pledge Agreement, dated as of October 24, 2007, by and among Dex Media, Inc. and JPMorgan Chase Bank, NA, as Collateral Agent (incorporated by reference to Exhibit 10.3 to Dex Media East LLC’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 26, 2007, Commission File No. 333-102395).
21	.1*	Subsidiaries of the Registrant.
23	.1*	Consent of KPMG LLP, Independent Registered Public Accounting Firm.
31	.1*	Certification of Annual Report on Form 10-K for the period ended December 31, 2008 by David C. Swanson, Chairman and Chief Executive Officer of R.H. Donnelley Corporation under Section 302 of the Sarbanes-Oxley Act.
31	.2*	Certification of Annual Report on Form 10-K for the period ended December 31, 2008 by Steven M. Blondy, Executive Vice President and Chief Financial Officer of R.H. Donnelley Corporation under Section 302 of the Sarbanes-Oxley Act.
32	.1*	Certification of Annual Report on Form 10-K for the period ended December 31, 2008 under Section 906 of the Sarbanes-Oxley Act by David C. Swanson, Chairman and Chief Executive Officer, and Steven M. Blondy, Executive Vice President and Chief Financial Officer, for R.H. Donnelley Corporation.

*	Filed herewith.

ˆ	Management contract or compensatory plan.

#	The Company agrees to furnish supplementally a copy of any omitted exhibits or schedules to the Securities and Exchange Commission upon request.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on the 27th day of March 2009.

R.H. Donnelley Corporation

By:	/s/ David C. Swanson
David C. Swanson,
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been duly signed by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

/s/ David C. Swanson David C. Swanson	Chairman of the Board and Chief Executive Officer	March 27, 2009

/s/ Steven M. Blondy Steven M. Blondy	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	March 27, 2009

/s/ Robert J. Bush Robert J. Bush	Vice President — Interim Controller (Interim Principal Accounting Officer)	March 27, 2009

/s/ Michael P. Conners Michael P. Conners	Director	March 27, 2009

/s/ Nancy E. Cooper Nancy E. Cooper	Director	March 27, 2009

/s/ Robert Kamerschen Robert Kamerschen	Director	March 27, 2009

/s/ Thomas Reddin Thomas Reddin	Director	March 27, 2009

/s/ Alan F. Schultz Alan F. Schultz	Director	March 27, 2009

/s/ David M. Veit David M. Veit	Director	March 27, 2009

/s/ Barry Lawson Williams Barry Lawson Williams	Director	March 27, 2009

/s/ Edwina Woodbury Edwina Woodbury	Director	March 27, 2009

Exhibit Index

Exhibit No.		Document

10	.40ˆ*	R.H. Donnelley Corporation Restoration Plan, effective as of January 1, 2009.
10	.41ˆ*	R.H. Donnelley Corporation Severance Plan — Senior Vice President, effective as amended March 9, 2009.
21	.1*	Subsidiaries of the Registrant
23	.1*	Consent of KPMG LLP, Independent Registered Public Accounting Firm
31	.1*	Certification of Annual Report on Form 10-K for the period ended December 31, 2008 by David C. Swanson, Chairman and Chief Executive Officer of R.H. Donnelley Corporation under Section 302 of the Sarbanes-Oxley Act
31	.2*	Certification of Annual Report on Form 10-K for the period ended December 31, 2008 by Steven M. Blondy, Executive Vice President and Chief Financial Officer of R.H. Donnelley Corporation under Section 302 of the Sarbanes-Oxley Act
32	.1*	Certification of Annual Report on Form 10-K for the period ended December 31, 2008 under Section 906 of the Sarbanes-Oxley Act by David C. Swanson, Chairman and Chief Executive Officer, and Steven M. Blondy, Executive Vice President and Chief Financial Officer, for R.H. Donnelley Corporation

ˆ	Management contract or compensatory plan.

*	Filed herewith