Form 10-K/A
period 2008-12-31
R H DONNELLEY CORP
filed 2009-04-30
CIK 30419

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K/A
(Amendment No. 1)

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

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Act.  Yes ☐     No ☑

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

The aggregate market value at June 30, 2008, the last day of our most recently completed second quarter, of shares of the Registrant’s common stock (based upon the closing price per share of $3.00 of such stock on The New York Stock Exchange on such date) held by non-affiliates of the Registrant was approximately $205,592,709. At June 30, 2008, there were 68,801,513 outstanding shares of the Registrant’s common stock. For purposes of this calculation, only those shares held by directors and executive officers of the Registrant have been excluded as held by affiliates. Such exclusion should not be deemed a determination or an admission by the Registrant or any such person that such individuals or entities are or were, in fact, affiliates of the Registrant. At April 1, 2009, there were 68,845,060 outstanding shares of the Registrant’s common stock.

Documents incorporated by reference:  None

EXPLANATORY NOTE

R.H. Donnelley Corporation (the “Company”) filed a Form 10-K for the fiscal year ended December 31, 2008 (the “Original Filing”) with the Securities and Exchange Commission on March 27, 2009. This Amendment No. 1 is being filed for the purpose of providing the information required by Part III of Form 10-K that was not included in the Original Filing. The Part III information omitted from the Original Filing was intended to be incorporated by reference to a Company Proxy Statement for the 2009 Annual Meeting of Stockholders (the “Proxy Statement”), however, such Proxy Statement will not be filed within 120 days after the end of the fiscal year ended December 31, 2008 and the information is therefore provided herein.

For purposes of this Amendment No. 1, and in accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended, Item 13 of Part III of the Original Filing has been amended and restated in its entirety. The reference on the cover of the Original Filing to the incorporation by reference of the Proxy Statement into Part III of the Original Filing is hereby deleted. Except as expressly set forth in this Amendment No. 1, the Original Filing has not been amended, updated or otherwise modified.

In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by our principal executive officer and principal financial officer are being filed as exhibits to this Amendment No. 1.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
ITEM 11. EXECUTIVE COMPENSATION.
Summary Compensation Table -- Fiscal 2008
Grants of Plan-Based Awards -- Fiscal 2008
Outstanding Equity Awards At Fiscal Year-End
Option Exercises and Stock Vested -- Fiscal 2008
Pension Benefits -- Fiscal 2008
Nonqualified Deferred Compensation -- Fiscal 2008
Director Compensation -- Fiscal 2008
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.
SIGNATURES
EX-31.1
EX-31.2

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Board of Directors

E. Thayer Bigelow, Jr., 67, has served as the Managing General Partner of Bigelow Media, LLC, advisor to media and entertainment companies, since September 2000. Mr. Bigelow previously served as President and CEO of Time Warner Cable Programming; President and COO of HBO; President of American Television and Communications; and CFO of Time Inc. Mr. Bigelow joined the RHD Board in April 2009 and currently serves on the boards of Crane Co., Huttig Building Products, Inc. and Lord Abbett & Co. Mutual Funds.

Robert Kamerschen, 73, recently retired as the Non-Executive Chairman of Survey Sampling International LLC, a survey research company, a position he held since 2005, and is a private investor. In 1999, he retired as Chairman of ADVO, Inc., a leading full-service targeted direct mail marketing services company, a position he had held since 1989. He had been Chairman and Chief Executive Officer of DIMAC Corporation, a direct marketing services company, from October 1999 until 2002. Mr. Kamerschen has served as an RHD director since 1998 and currently serves as the Presiding Director of MDC Partners Inc.

Thomas J. Reddin, 48, has served as the CEO of Richard Petty Motorsports (formerly Gillette Evernham Motorsports) since February 2008. Prior to that he served as Chief Executive Officer of Lending Tree, LLC, a unit of InterActive Corp. that operates Home Loan Center, GetSmart.com, RealEstate.com, iNest and Domania, a position he held from 2005 to 2007. Before it was acquired by InterActive Corp., he served as President and Chief Operating Officer of Lending Tree and also as the company’s Chief Marketing Officer since 1999. Mr. Reddin has served as an RHD director since July 2007.

Ron Rittenmeyer, 61, is the former Chairman, President and Chief Executive Officer of EDS, a leading global technology services provider, which was sold to Hewlett-Packard in August of 2008. Mr. Rittenmeyer served in various senior management positions with EDS from July 2005 to December 2008. Previously, Mr. Rittenmeyer served as Managing Director of The Cypress Group, a private equity firm, from December 2004 to June 2005. Prior to that Mr. Rittenmeyer served as Chairman, President and CEO of Safety-Kleen, Inc. from June 2001 to July 2004. Mr. Rittenmeyer joined the RHD Board in April 2009.

David C. Swanson, 54, has served as Chief Executive Officer of the Company since May 2002. He first became Chairman of the Board in December 2002, surrendered that position in January 2006 in connection with the Dex Media merger, and was re-appointed Chairman in April 2006. He served as President and Chief Operating Officer of the Company from December 2000 until May 2002. Mr. Swanson has served as an RHD director since 2001.

Alan F. Schultz, 50, has served as Chairman, President and Chief Executive Officer of Valassis Communications, Inc., a marketing services company, since 1998. Mr. Schultz has served as an RHD director since May 2005 and currently serves on the board of Valassis Communications, Inc.

David M. Veit, 70, is retired Executive Director of Pearson plc, an international media and publishing company, a position he held from 1981 to 1998. He most recently served as Senior Advisor to Bain Capital Inc., a leading private investment firm, from 1998 to 2001. During that time, he served as Chief Executive Officer of two portfolio companies of Bain Capital, Bentley’s Luggage and Gifts and Jostens Learning Corporation. Mr. Veit has served as an RHD director since February 2003.

Barry Lawson Williams, 64, is retired General Managing Partner of Williams Pacific Ventures, Inc., a venture capital and real estate investment and consulting firm, at which he had served as President and a director between 1987 and 2007. Previously, he served as Interim President and Chief Executive Officer of the American Management Association International, a leading membership-based management development organization, from November 2000 to June 2001. Mr. Williams has served as an RHD director since June 1998 and currently serves on the boards of CH2M Hill Companies, Ltd., Northwestern Mutual Life Insurance Company, PG&E Corp., Simpson Manufacturing Company and SLM Corporation.

Edwina Woodbury, 57, has served as Chief Executive Officer and President of The Chapel Hill Press, Inc., a local publishing company, since 1999. Previously, she held various positions at Avon Products, Inc., a cosmetics marketer, including Chief Financial and Administrative Officer. Ms. Woodbury has served as an RHD director since November 2004 and currently serves on the board of RadioShack Corporation.

Executive Officers

The following table sets forth information concerning the individuals who serve as executive officers of the Company as of April 15, 2009.

Name	Age	Position(s)

David C. Swanson	54	Chairman of the Board and Chief Executive Officer
George F. Bednarz	55	Executive Vice President — Enterprise Sales and Operations
Steven M. Blondy	49	Executive Vice President and Chief Financial Officer
Sean W. Greene	38	Senior Vice President, Corporate Strategy and Business Development
Tyler D. Gronbach	40	Senior Vice President of Corporate Communications and Administration
Mark W. Hianik	49	Senior Vice President, General Counsel and Corporate Secretary
Margaret LeBeau	50	Senior Vice President and Chief Marketing Officer
Gretchen Zech	39	Senior Vice President — Human Resources
Jenny L. Apker	51	Vice President and Treasurer
Sylvester J. Johnson	49	Vice President — Controller and Chief Accounting Officer

The executive officers serve at the pleasure of the Board of Directors. The following descriptions of the business experience of our executive officers include the principal positions held by them since April 2004.

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

Jenny L. Apker has served as Vice President and Treasurer since May 2003.

Sylvester J. Johnson has served as Vice President — Controller and Chief Accounting Officer since April 2009. Prior to joining the Company, Mr. Johnson was Vice President and Controller of 7-Eleven, Inc., a convenience retailing company, from January 2002 to November 2007.

We have been advised that there are no family relationships among any of our executive officers or directors and that there is no arrangement or understanding among any of them and any other persons pursuant to which they were appointed, respectively, as an executive officer or a director.

Code of Conduct

In April 2009, the Board approved a revised code of conduct applicable to the Board, senior management including the principal executive officer, principal financial officer and principal accounting officer, and all other employees. The code of conduct is available on our website at www.rhd.com. Any waiver of any provision of the code of conduct made with respect to any director or executive officer of the Company will be promptly posted on our web site at the same link as the code of conduct itself and will be disclosed in the next periodic report required to be filed with the SEC. In addition, the Company will provide a copy of its Corporate Governance Guidelines and any Committee Charter referenced herein upon request at no charge. Any such request should be mailed to the Company’s principal executive offices, 1001 Winstead Drive, Cary, North Carolina 27513, Attention: Investor Relations. Requests from beneficial stockholders must set forth a good faith representation as to such ownership on that date.

Section 16(a) Beneficial Ownership Reporting Compliance

Based upon a review of filings with the Securities and Exchange Commission and written representations that no other filings were required to be made, we believe that all of our directors and executive officers complied during the 2008 fiscal year with the reporting requirements of Section 16(a) of the Securities Exchange Act of 1934, except for one report that we filed late on behalf of Robert Kamerschen. This filing was the result of administrative error and related to a compensation plan transaction, not an unreported market transaction.

ITEM 11.	EXECUTIVE COMPENSATION.

Compensation Discussion and Analysis

This discussion and analysis of our compensation program for named executive officers should be read in conjunction with the accompanying tables and text disclosing the compensation awarded to, earned by or paid to the named executive officers.

Compensation of our named executive officers is determined under the Company’s compensation program for senior executives. This program is governed by the Compensation and Benefits Committee of the Board of Directors, which we refer to as the Committee. Currently, the Committee determines the compensation of all of our executive officers. This discussion and analysis focuses on our named executive officers, to whom we refer as the NEOs, listed in the Summary Compensation Table and other compensation tables in this Form 10-K/A.

Context and Perspective

During 2008, we took significant initiatives to address the challenging selling environment and advance our strategic priorities. We improved efficiency and eliminated non-essential operating costs, reducing headcount by 20 percent and achieving $100 million of cost savings. At the same time, we broadened and improved our Dex branded interactive local search solutions; completed a major, company-wide systems integration and upgrade project; and reduced net debt. Yet, despite these efforts, in the second half of 2008, we felt the impact of the wide-spread economic crisis. Advertising sales declined throughout the year primarily due to the impact the recession had on small and medium sized businesses, including lower consumer spending, reduced liquidity and higher business failure rates.

These events, coupled with the significant decrease in our stock price, led the Committee, in February 2009, to assess and restructure the executive compensation program, resulting in the following changes: no increases in base salary, annual incentive targets or total direct remuneration targets for any NEO for 2009; elimination of equity awards at all levels of the organization in favor of a cash-based long-term incentive plan; freezing of the defined benefit plans for the non-union workforce; establishment of a single, unified, defined contribution plan; and termination of the deferred compensation plan. More detail is provided in the appropriate sections that follow.

The Committee believes these changes reflect the current economic difficulties, while positioning the program to motivate the strategic executive action necessary to move the Company through these unprecedented times. Despite the challenging environment, our mission remains unchanged — to help local businesses grow.

Objectives of Our Compensation Program for Named Executive Officers

We intend that our executive compensation program support a growth-oriented business strategy by motivating and rewarding management activities that create sustainable shareholder value over time. Our executive compensation objectives are to:

•	Enable us to attract and retain the key leadership talent required to successfully execute our business strategy;

•	Align executive pay with performance, both annual and long-term;

•	Ensure internal equity, both as compared to other executives based upon position and contributions, and to the broader employee population;

•	Strongly link the interests of executives to those of our shareholders and other key constituencies;

•	Keep our executive compensation practices transparent, in line with best practices in corporate governance; and

•	Administer executive compensation on a cost-effective and tax-efficient basis.

Elements of Our Compensation Program for Named Executive Officers

We have structured the major portion of executive compensation as total direct remuneration, encompassing salary, annual incentive awards and long-term incentive awards. Additional elements supplement total direct remuneration. The table below lists the various elements of our 2008 compensation program for the NEOs, and briefly explains the purpose of each element.

Element of
Compensation		How this Element Promotes
Program	Description	Company Objectives

Annual Compensation:
—Salary	Fixed annual compensation.	Intended to reflect relative internal value of position and be competitive with marketplace in order to aid in recruitment and retention.
—Annual Incentive	Opportunity to earn performance-based compensation for achieving pre-set annual goals.	Motivate and reward achievement of short-term operating corporate objectives that enhance long-term shareholder value.
Long-term Compensation (LTIP):
—Equity Grants in the form of Stock Appreciation Rights (“SARs”) or Restricted Stock Units (“RSUs”)	Stock-settled SARs and RSUs have the same economic attributes as stock options and shares of stock, respectively. Both stock-settled SARs and RSUs vest over time.	SARs typically provide more highly leveraged risk and reward alignment with shareholder value; use of SARs minimize share dilution compared with options; RSUs offer immediate stock ownership and minimize dilution; vesting terms of SARs and RSUs promote retention. In the current environment, equity has lost effectiveness as an incentive. Therefore, in 2009, the Company introduced a cash based LTIP.
Other Compensation Elements:
—Retirement Income	Qualified and non-qualified defined benefit, defined contribution and supplemental plans intended to provide pensions or lump sum payments upon retirement.	Designed to provide basic benefits to aid in recruitment and retention; as disclosed in more detail on page 10, the defined benefit plans were frozen for non-union employees effective as of January 1, 2009.
—Deferred Compensation	Opportunity to defer cash compensation and defer settlement of restricted stock unit awards.	Relatively low cost compensation program designed to aid in recruitment and retention; permits tax-favored savings; as disclosed in more detail on page 11, the deferred compensation plan was terminated on December 31, 2008.
—Severance Payments and Benefits	Payments and benefits upon termination of an executive’s employment in specified circumstances.	Intended to provide financial security at competitive levels to attract lateral hires and to retain executives.
—Benefits	Health and welfare benefits.	Customary programs to facilitate recruitment and retention.

Element of
Compensation		How this Element Promotes
Program	Description	Company Objectives

—Perquisites	Personal benefits, such as limited personal use of company aircraft, financial planning services and executive health services.	Intended to recognize and provide additional compensation to executives at a relatively low cost to RHD; Company provides a gross up on the taxes for the perquisites.

The Committee reviews and takes into account all elements of executive compensation in setting policies and determining compensation amounts. In the process, the Committee reviews ongoing reports and special analyses of compensation for all executive officers, including the Chief Executive Officer, in consultation with its independent executive compensation consultant. These reports and analyses include such information as the value to the executive and cost to us of total remuneration at various performance levels during employment and in the event of termination, as well as compensation programs, structures and practices, remuneration and benefits levels, and trends among peer group companies and in the general marketplace.

Total Direct Remuneration

Peer Group Companies.  We intend that the levels of compensation available to executive officers be competitive with the compensation offered by other similar publicly held companies, particularly in these challenging times. In establishing the peer group, the Committee considered the following factors:

•	We have only one direct competitor that is also a stand-alone public company;

•	Other companies in the yellow pages and local commercial search industries have very different business models and financial characteristics, thereby making peer comparisons difficult;

•	Our leveraged financial structure and transformational growth model significantly differentiate RHD from potential peer companies; and

•	We have historically hired executives from, and lost executives to, companies in diverse industries.

The peer companies, as a group, are comparable to our business in terms of revenues, EBITDA and total enterprise value, defined as the sum of market capitalization and total debt, while de-emphasizing net income and market capitalization, in order to better reflect our highly-leveraged business strategy.

The Committee identified the following as our peer group companies for reference in setting compensation for 2008. This is the same group of companies that we used for 2007 except for Dow Jones & Company, Inc., which was acquired in 2007 and is no longer a stand-alone public company.

Peer Group Companies

Belo Corporation	McGraw-Hill Co’s, Inc.
The Dun & Bradstreet Corporation	Meredith Corporation
E.W. Scripps Company	Moody’s Corporation
Equifax Inc.	New York Times Company
Fiserv Inc.	Scholastic Corporation
Idearc Inc.	Symantec Corporation
McClatchy Company	VeriSign, Inc.

Total Direct Remuneration — Target Marketplace Positioning.  The Committee’s stated objective is to position an executive’s total direct remuneration opportunity over time for target performance between the 60th and 75th percentile of the marketplace for the executive’s position, based upon peer group data and the other information considered by the Committee described above (see the paragraph following the table describing the elements of compensation.) This positioning also reflects our high at-risk variable pay structure and challenging performance objectives as described below.

In light of the continuing decline in the Company’s stock price, as well as the challenging environment that faces the Company and our entire economy, the Committee awarded no increases in base salary, annual incentive target or total direct remuneration target to any NEO for 2008 (other than the increase in Mr. Bednarz’s base salary, annual incentive target and long-term incentive target based upon his assuming additional responsibilities in 2008).

A major portion of target total direct remuneration, ranging from 64% to 83% for the NEOs in 2008 as reflected by the “Compensation at Target Performance Level” table below, is placed at risk by requiring achievement of (i) performance goals as a condition to earning annual incentives, and (ii) stock price appreciation in order for executives to realize value from SARs granted as long-term incentives. The at-risk portion of total direct remuneration ensures direct correlation and alignment of executive pay levels with corporate performance and shareholder value creation.

Compensation Objectives and Strategy.  As noted above in the discussion of peer group companies, a number of factors distinguish RHD from the peer group. So although the Committee uses peer group data for context and a frame of reference for decision-making, the Committee does not rely exclusively upon peer group data in setting the terms of our compensation programs. Likewise, the Committee does not set total direct remuneration or its component parts at levels to achieve a mathematically precise market position.

Subject to the considerations discussed above with respect to continued adjustments necessary to achieve targeted marketplace positioning objectives, the Committee endeavors to set components of total direct remuneration as follows:

•	Base Salary: Base salary is to be positioned near (i.e., +/- 10%) the peer group median (50th percentile) for comparable responsibilities, with individual performance considered by the Committee .

•	Variable compensation: Annual and long-term incentive compensation is to be positioned near (i.e., +/- 10%) the 75th percentile of the peer group, so that total direct remuneration will be in the 60th to 75th percentile range when our financial and operating performance attains targeted objectives. In setting performance objectives, the Committee reviews prior period objectives and prior period results to ensure that objectives are not routinely exceeded so that the performance objectives can be fairly characterized as “stretch” goals under the business conditions in which we operate. In years impacted by material transactions, the Committee utilizes the projections presented to the Board by management in seeking Board approval of that transaction to help guide performance objective setting.

This emphasis on variable, at risk incentive compensation delivers highly competitive pay when challenging performance objectives are met and below average market compensation when performance objectives are not met. Actual total direct remuneration levels will vary from year to year below and above target and those of the peer group based on our performance relative to our objectives, as well as performance of peer companies relative to their respective goals. We set the amounts of variable compensation earnable for above-target performance with a view to providing meaningful incentives so that executives will strive for high performance.

Salary and annual incentive compensation are paid in cash. SARs and RSUs, which in 2008 constituted the form of long-term equity incentive compensation for the NEOs, are payable in shares. At target performance for 2008, as reflected by the “Compensation at Target Performance Level Table” below, aggregate cash compensation ranged from 38% to 58% of total direct remuneration for the NEOs, and equity compensation ranged from 42% to 62% of total direct remuneration for the NEOs. Between 38% and 56% of that total cash compensation for the NEOs in 2008 was placed at risk by requiring achievement of performance objectives as a condition to earning annual incentives. A significant portion of equity compensation treated as part of 2008 total direct remuneration was at risk because stock appreciation rights have no value absent stock price appreciation.

In terms of variable compensation, long-term compensation is emphasized. For 2008, the target annual award opportunity for the named executive officers ranged from 60% of base salary up to 125% of base salary for the Chief Executive Officer while the value of SAR grants, determined using the Black-Scholes option valuation methodology, ranged from 115% to 365% of base salary for the NEOs.

The following table shows the relative percentages of the components of target total direct remuneration and how target total direct remuneration, which we refer to as TDR, rank against the peer group median (based on 2007 compensation information as reported in 2008) as of early in 2008.

Compensation at Target Performance Level

					TDR Percentile
			SAR Fair		Positioning at
		Annual	Value at	Total Direct	Target vs.
Name	Salary	Incentive	Grant Date	Remun.	Peer Group

David Swanson	$955,000	$1,193,750	$3,485,750	$5,634,500	91%
Steven Blondy	$500,000	$375,000	$1,375,000	$2,250,000	113%
George Bednarz	$400,000	$300,000	$1,000,000	$1,700,000	106%
Robert Bush	$240,000	$120,000	$276,000	$636,000	N/A
Margaret LeBeau	$275,000	$165,000	$316,250	$756,250	137%
Peter McDonald	$618,000	$494,400	$1,854,000	$2,966,400	95%

Since Mr. Bush performed in a special operational capacity, competitive data for his role was not available. Total direct remuneration for some NEOs may differ from the Committee’s stated positioning objective, reflecting greater or lesser responsibilities and experience or tenure.

Annual Incentives for 2008.  Annual Incentive Plan awards in 2008 were based on the level of achievement with respect to three performance measures, which were determined by the Committee in February 2008 to be the key drivers of shareholder value creation, focal elements in our profitable growth strategy and key criteria by which management plans and monitors our business:

•	Advertising sales growth

•	EBITDA

•	Free cash flow per share

In accordance with our team philosophy, annual incentives paid to NEOs are based strictly upon these corporate performance measures, with Committee discretion limited to downward adjustments based upon individual performance or other considerations. No such downward adjustments were made to any of the NEOs’ annual incentive payouts with respect to 2008 performance.

In February 2008, the Committee determined that the weighting of these performance measures in determining the annual incentive earned by each NEO would be 50% based on advertising sales growth, 35% based on EBITDA, and 15% based on free cash flow per share. Advertising sales was accorded the most weight to focus on top line growth for 2008. Upon establishing these performance measures and weightings, the Committee specified that EBITDA be adjusted to exclude the impacts of equity grant expensing under Statement of Financial Accounting Standards No. 123(R), Share-Based Payment, which we refer to as SFAS No. 123(R).

In accordance with its standing written policy, the Committee also subsequently determined that these performance measures should be adjusted (for both favorable and unfavorable items) to any impact (in each case, which was not contemplated or reasonably estimable at the time the Committee set performance goals in February 2008) from strategic transactions (including our acquisition of Business.com in August 2007) and other investments in sustainable long-term growth made during the course of the year, in each case, based upon the forecasted impacts approved by the Board at the time of approving the transaction or other investment. Consistent with this policy, the Committee subsequently determined it appropriate to exclude the impact of restructuring charges taken in 2008 and the cash flow impact of 2008 refinancing.

The following table shows the performance objectives reflecting the aforementioned adjustments subsequently approved by the Committee that were applicable for 2008. It also indicates the percentage of an NEO’s target annual incentive payable at various levels of performance.

	Annual Incentive Payout as Percentage
	of Target Payout Based on Performance
Performance Measure	25% of Target	100% of Target	200% of Target

Advertising sales growth (50)%	(6.0)%	0.0%	4.0%
EBITDA (35)%	$1,350.0 Million	$1,443.0 Million	$1,475.0 Million
Free cash flow per share (15)%	$7.50	$8.77	$9.22

Achievement between specified performance levels would result in a payout based on straight-line interpolation. There is no payout with respect to any performance measure for which actual performance does not meet the 25%, or threshold, level. If the level of performance under any measure were to exceed the 200% level, the corresponding payout also would exceed 200% based on straight-line interpolation, but the maximum payout under the Annual Incentive Plan for all performance measures combined may not exceed 200% of the NEO’s target annual incentive. The target, minimum and maximum awards under the Annual Incentive Plan for 2008 appear in the Grants of Plan-Based Awards table below.

Pay-for-Performance Analysis.  In February 2009, the Committee determined that (a) advertising sales growth of -8.3% represented 0% of target performance of 0.0%; (b) EBITDA of $1,416.4 million represented 77.1% of target performance of $1,443.0 million; and (c) free cash flow per share of $8.07 represented 61.5% of target performance of $8.77.

The three performances measures used in the annual plan were derived as follows:

•	Advertising sales is a statistical measure and consists of sales of advertising in print directories distributed during the period and Internet-based products and services with respect to which such advertising first appeared publicly during the period. It is important to distinguish advertising sales from net revenue, which is recognized under the deferral and amortization method.

•	EBITDA represents earnings before interest, taxes, depreciation and amortization. EBITDA has also been adjusted for items such as (i) impairment charges, (ii) stock-based compensation in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123 (R), Share-Based Payment, (iii) restricted stock unit expense related to the Business.com Acquisition and (iv) restructuring costs.

•	Free cash flow per share is calculated as cash flow from operations, less capital expenditures — GAAP, adjusted for (i) cash restricted stock unit payments related to the Business.com Acquisition, (ii) cash restructuring payments and (iii) timing of cash interest payments, divided by weighted average diluted shares outstanding — GAAP.

Weighting these performance/payout levels as described above, the Committee determined that the final overall payout level for the annual incentive for each NEO would be 36.2% of that NEO’s individual target annual incentive. These payouts were made entirely in cash in early March 2009. While our advertising sales performance for 2008 was below our expectations, our EBITDA margin leads the industry and we generated strong cash flow during 2008. The Committee is mindful of the continuing decline in the Company’s stock price, but it believes that the Company’s operational and financial performance during 2008 warrants these annual incentive payouts.

While the foregoing annual incentive targets are somewhat lower than the annual incentive targets with respect to 2007 performance disclosed in last year’s Proxy Statement, the Committee believes that the foregoing targets reflected challenging goals based upon industry trends and our investments in our Triple Play strategy, including launching our new Dex market brand and our new uniform resource locator (“URL”), DexKnows.com, across our entire footprint, the introduction of companion directories in our Embarq and AT&T markets, as well as associated marketing and advertising campaigns, employee training associated with new product introductions, and continued modernization and consolidation of our IT platform. The Company believes these investments will drive future revenue growth. The Committee believes that our significant stock price decline is reflective of a number of factors, including increased competition in, and fragmentation of, the local business search space, global credit market instability, broader media industry trends and general economic conditions.

Our long-term compensation for 2008, in the form of SARs and RSUs, used stock price as the principal measure of performance. As of December 31, 2008, our closing stock price was $.37. This represents a one-year total shareholder return of -99.2%, and annualized total shareholder return for three years and five years of -82.9% and -62.2%, respectively. Our long-term incentives have historically delivered value to the NEOs through appreciation in the value of their stock options, SARs, deferred and restricted stock awards and other stock holdings based upon our historical stock price appreciation. In an attempt to ameliorate the retention and incentive risks resulting from the fact that none of the then outstanding awards held by NEOs were “in-the-money,” in 2008, the Board and Committee recommended, and the stockholders approved, an exchange program. That program, which was fully implemented in 2008, enabled employees, including NEOs, to exchange certain out-of-the money options and SARs for a fewer number of new SARs granted at-the money. The Committee then began and is continuing its consideration, in consultation with its independent consultant, of various alternatives for providing long-term incentives for value creation.

We do not adjust the level of equity awards granted as the long-term incentive component of an executive’s total direct remuneration for a given year in light of the value of retirement benefits or severance benefits and, conversely, we do not adjust the level of retirement benefits or severance payments based on the value of an executive’s RHD stock holdings, stock options, SARs, other equity awards or other compensation. We believe that retirement and severance programs serve a function different from that of equity incentive awards, the amount of which we calibrate in our benchmarking process in setting total direct remuneration levels.

Retirement Programs

Retirement benefits provided to NEOs are intended, by design, and estimated to rank significantly below median as compared to general industry and peer group companies with such programs.

Defined benefit plans

In 2008, all of the NEOs participated in a tax-qualified defined benefit pension plan for RHD employees and in a nonqualified benefit restoration plan, which provide the benefits that would be provided under our tax-qualified plan but for the limits on compensation and benefits imposed on tax-qualified plans by federal tax rules. We provided defined benefit pensions to the NEOs because we provided similar benefits to most of our employees. See “Executive Compensation — Pension Benefits” beginning on page 23.

In October 2008, the Committee approved a retirement plan redesign whereby all non-union employees would no longer accrue benefits under our defined benefit plans. Effective January 1, 2009, except as described below, the sole retirement benefit available to all of our non-union employees (including the NEOs) will be provided through a single defined contribution plan.

In conjunction with establishing the new unified defined contribution plan, we froze the current defined benefit plans covering all non-union employees, effective as of December 31, 2008. In connection with the freeze, all pension plan benefit accruals for non-union plan participants ceased as of December 31, 2008, however, all plan balances will remain intact and interest credits on participant account balances, as well as service credits for vesting and retirement eligibility, will continue in accordance with the terms of the respective plan. In addition, supplemental transition credits will be provided to certain plan participants nearing retirement who would otherwise lose a portion of their anticipated pension benefit at age 65 as a result of freezing the current plans. Similar supplemental transition credits will also be provided to certain plan participants who were grandfathered under a final average pay formula when the defined benefit plans were converted from traditional pension plans to cash balance plans. Messrs. Swanson and Bednarz qualified for transitions credits in the amount of 4% and 6%, respectively.

In December 2008, the Company and Mr. Swanson entered into a Supplemental Executive Retirement Agreement (the “Supplemental Agreement”) as part of the Retention Program authorized by our Board in July 2008. Additional information regarding the Retention Program and the Supplemental Agreement can be found under the heading “— CEO Retention Program.”

401(k) and deferred compensation plans

Through December 31, 2008, the named executive officers participated in the R.H. Donnelley 401(k) Savings Plan and were eligible to defer additional compensation under non-qualified deferred compensation plans. As noted above, effective January 1, 2009, the named executive officers will be eligible to participate in the new unified defined contribution plan.

As was our former 401(k) Savings Plan, the new unified 401(k) plan is a tax-qualified retirement savings plan available to substantially all RHD employees. Participating employees may contribute up to 75% of eligible compensation on a pre-tax or after-tax basis, provided that pre-tax contributions in a year may not exceed the limit imposed by federal tax rules. Under the new unified 401(k) plan, RHD makes a matching contribution each pay period equal to 100% (50% under the former 401(k) Savings Plan) of the employee’s contributions (excluding employee contributions above 6% of eligible compensation). The NEOs are eligible to participate and receive this company matching contribution where applicable. We will continue to maintain the R.H. Donnelley 401(k) Restoration Plan for those employees (including the NEOs) with compensation in excess of the IRS annual limits.

Prior to 2009, our NEOs were able to defer additional cash compensation under our Deferred Compensation Plan, which we refer to as the DCP. The DCP was an unfunded, non-qualified plan available to selected management and highly compensated employees, including the NEOs and most of our non-executive officers. Each participating officer had the ability to defer receipt of a specified portion of his or her salary or annual incentive and have the deferred amount credited to a notional account under the DCP. Deferrals were limited only to the extent necessary to allow us to deduct amounts for current tax withholding and for contributions to pay for group health and other benefits. Amounts deferred were deemed invested in one or more notional investments specified by the participant. Account balances were to be paid in future years in cash (in a single sum or in installments) according to the participant’s elections, account balance and retirement eligibility.

Participants who deferred compensation enjoyed the benefit of saving money on a pre-tax basis because income taxes were deferred until the benefits were paid. RHD’s costs in offering these benefits included modest administrative expenses and the cost of delayed income tax deductions on amounts deferred. We offset most of our DCP obligations by purchasing universal life insurance contracts and directing investments within those contracts to mirror participant investment elections.

In December 2008, the Committee authorized the termination of the DCP and the distribution of all DCP participant account balances in full. In January 2009, we paid out in full all DCP participant account balances as of December 31, 2008. The DCP was administered and terminated in compliance with Section 409A of the Internal Revenue Code, which we refer to as Code Section 409A.

CEO Retention Program

In July 2008 the Board approved a retention program for Mr. Swanson, our CEO. The retention program, which was entered into for the purpose of providing Mr. Swanson with additional incentives to remain employed as our CEO, had two components. The first component was a grant of 300,000 restricted stock units, 50% of which vest upon Mr. Swanson’s attaining age 55 and the remainder of which vest ratably over the three years following Mr. Swanson’s 55th birthday. The second component was a Supplemental Executive Retirement Agreement (the “Supplemental Agreement”), which was entered into in December 2008. The Supplemental Agreement was to provide Mr. Swanson with a benefit that was limited to the smallest amount necessary to cause his annual retirement benefit from all Company plans to yield a total single life annuity of $500,000 per year if the Executive were to retire at age 60, subject to specified vesting conditions. In April 2009 the Company and Mr. Swanson entered into an amendment to the Supplemental Agreement which increased this amount to $1,000,000 and also provided that the acceleration of benefit that would otherwise occur in the event of an involuntary termination following a change-in-control would not occur if such change-in-control occurs in the context of a restructuring. Additional information regarding the Supplemental Agreement can be found below under the heading Pension Benefits — Supplemental Executive Retirement Agreement.

Benefit Programs

Benefits are part of the overall competitive compensation program designed to attract and retain employees, including executives. The NEOs participate in the same benefit programs as our general employee population, with certain additional benefits made available to them described in the table above under “Perquisites” and in footnote 4 to the Summary Compensation Table below.

Business Protection Terms

Our named executives are subject to significant contractual restrictions intended to prevent them from taking actions that could potentially harm our business, particularly after termination of employment. These business protections include obligations not to compete, not to hire away our employees, not to interfere with our relationships with suppliers and customers, not to disparage RHD, not to reveal confidential information, and to cooperate with us in litigation. Business protection provisions are included in our code of conduct, employment agreements, equity award agreements, standard form non-competition agreements that are executed upon hire and standard form releases that are required to be executed before we make severance payments to any employee, including executives. In addition, our 2005 Stock Award and Incentive Plan provides for the automatic forfeiture of equity awards and repayment of proceeds from certain equity awards in the event of violation of these business protection provisions.

Severance Policies

Severance protection is provided to all our executives with employment agreements under the terms of their employment agreements, and to other executives under our executive severance policy. This protection fosters a long term perspective and permits executives to focus upon executing our strategy and enhancing sustainable shareholder value without undue concern or distraction. This protection is also designed to be fair and competitive to aid in attracting and retaining experienced executives. When recruited from another company, the executive generally will seek to be protected in the event he or she is terminated without cause or we take actions giving him or her good reason to terminate his or her employment with us. We believe that the protection we provide — including the level of severance payments and post-termination benefits — is appropriate in terms of fostering long term value enhancing performance, and within the range of competitive practice, thereby facilitating recruiting and retention of key talent. The level of severance is examined versus the practices of our peer group to ensure that the severance provided is in line with competitive practice.

In line with competitive practices, severance payments and benefits are increased should the executive be terminated without cause or were to terminate for good reason within two years after a change in control. This protection, while potentially costly, provides a number of important benefits to the Company. First, it permits an executive to evaluate a potential change in control transaction while relatively free of concern for his or her own situation, and ameliorates any conflict between his or her own interests and those of our shareholders. Second, change in control transactions take time to unfold, and a stable management team can help to preserve our operations in order to enhance the value delivered to our shareholders from a transaction or, if no transaction is consummated, to ensure that our business will continue without undue disruption afterwards. We believe that the potential cost of executive change in control severance payments and benefits, as a percentage of the potential transaction price, would be well within the range of reasonable industry practice, and represents an appropriate cost relative to the benefits to us and our shareholders.

Tax Deductibility

Internal Revenue Code Section 162(m) limits the tax deductions that a public company can claim for compensation to some of its named executive officers. We generally seek to preserve such corporate tax deductibility for compensation to the extent practicable, although the Committee retains flexibility to approve, when appropriate, compensation arrangements which promote the objectives of our compensation program but which do not qualify for full tax deductibility. We intend that performance-based compensation authorized and earned under the annual incentive program, and amounts to be realized in the future under the SARs granted as part of 2008 compensation, qualify as performance-based compensation and therefore was or will be fully tax-deductible by us without limitation under Code Section 162(m). In connection with our permitting personal use of our corporate aircraft by named executive officers, a portion of our related expense is non-deductible under recent changes to U.S. federal income tax law. We treat such personal use as compensation, as reported in the “All Other Compensation” column of the Summary Compensation Table. The value of the disallowed tax deductions for 2008, based on our estimated marginal federal income tax rate, was $81,000 in the aggregate.

2009 Compensation Program for Named Executives

In February 2009, the Committee established our compensation program for senior executives for 2009. In general, the 2009 compensation program has been structured with the same elements of the 2008 program described above (i.e. base salary, annual incentive plan and long-term incentive plan), although, in light of the dramatic decline in the Company’s stock price during the latter part of 2007 and into 2008, as well as the challenging economic environment that faces the Company in 2009, the Committee awarded no increases in base salary, annual incentive target or total direct remuneration target to any NEO for 2009.

The Committee also eliminated the use of equity awards at all levels of the organization, in favor of a cash-based long-term incentive plan. In implementing the cash-based long-term incentive plan, the Committee notes that the Company’s stock price presently stands at an all-time low; consequently, virtually no outstanding equity awards presently maintain any “in-the-money” value for our employees, including the NEOs, and, under present conditions, future equity grants cannot be used as a meaningful incentive. The Committee, in consultation with its independent executive compensation consultant, determined that a cash-based long-term incentive plan provides the necessary incentives for our executives and other key employees.

The elements of the new cash-based long-term incentive plan are as follows:

The 2009 LTIP is a cash-based plan designed to provide long-term incentive compensation to participants based on the achievement of performance goals designated by the Committee pursuant to the Company’s 2005 Stock Award and Incentive Plan. The Committee administers the 2009 LTIP in its sole discretion and may, subject to certain exceptions, delegate some or all of its power and authority under the 2009 LTIP to the Chief Executive Officer or other executive officer of the Company.

Participants in the 2009 LTIP consist of (i) such executive officers of the Company and its affiliates as the Committee in its sole discretion may select from time to time and (ii) such other employees of the Company and its subsidiaries and affiliates as the Chief Executive Officer in his sole discretion may select from time to time. The amount of each award under the 2009 LTIP will be paid in cash and is dependent upon the attainment of certain performance measures related to the amount of the Company’s cumulative free cash flow for the 2009, 2010 and 2011 fiscal years (the “Performance Period”). Participants who are executive officers of the Company, and certain other participants designated by the Chief Executive Officer, are also eligible to receive a payment upon the achievement of a restructuring, reorganization and/or recapitalization relating to the Company’s outstanding indebtedness and liabilities (the “Specified Actions”) during the Performance Period.

Payments will be made following the end of the Performance Period or the date of a Specified Action, as the case may be. Awards granted to executive officers under the 2009 LTIP (and to certain other participants designated by the Chief Executive Officer) will continue to be paid, subject to the applicable performance conditions, in the event the participant’s employment is terminated by the participant with Good Reason (as such term is defined in the 2009 LTIP), by the Company without Cause (as such term is defined in the 2009 LTIP) or as a result of the participant’s death or disability. Such payment will be made as if the participant had remained employed with the Company through the applicable payment date under the 2009 LTIP, subject to the achievement of the applicable performance conditions. If any participant’s employment with the

Company is terminated under any other circumstances, any unpaid amount under the 2009 LTIP will be forfeited.

Decision-Making Responsibility

Governance of our compensation program is the responsibility of the Committee, which consists solely of independent directors. The Committee works with management, in particular the Chief Executive Officer and the Senior Vice President — Human Resources, in making decisions regarding our compensation program. While management is invited to participate in the process and to express their opinions and views, the Committee is the ultimate arbiter of all matters involving executive compensation. The Committee has also historically retained a nationally-known compensation consulting firm to assist in gathering and analyzing market data, advising the Committee on compensation standards and trends, advising the Committee with respect to proposals by management with respect to executive compensation and assisting in the implementation of policies and programs. In July 2008, the Committee retained Semler Brossy Consulting Group to serve as the Committees’ compensation consulting firm. Prior to the Committee’s retention of Semler Brossy Consulting Group, the Committee was advised by Stephen Hall & Partners. The Committee will retain the services of other consultants from time to time, as deemed necessary or appropriate based on the need for specialized expertise or the desire for additional perspective on particularly complex issues. Other consulting firms assist us on projects requiring specialized expertise, such as benefits and retirement plan design. All such consultants are retained by and serve at the pleasure and direction of the Committee, report directly to the Committee (although they may discuss pertinent matters directly with management from time to time), with the Company paying all related fees of such consultants as directed by the Committee.

Compensation and Benefits Committee Report

The Compensation and Benefits Committee has reviewed and discussed with management the Compensation Discussion and Analysis included in this Form 10-K/A, and based on such review and discussions, has recommended to the Board (and the Board has accepted such recommendation) that the Compensation Discussion and Analysis be included in this Form 10-K/A.

This Compensation and Benefits Committee Report shall not be deemed to be “filed” with the SEC or subject to Section 18 of the Securities Exchange Act of 1934.

Compensation and Benefits Committee
Alan F. Schultz, Chair
Thomas J. Reddin
Barry Lawson Williams

Executive Compensation

The following tables and accompanying narrative should be read in conjunction with “Compensation Discussion and Analysis” above.

Summary of Officer Compensation During 2008

The following table summarizes the total compensation of our NEOs for 2008. The NEOs for fiscal year 2008 were our Chief Executive Officer, our Executive Vice President and Chief Financial Officer, our former President and Chief Operating Officer and our three other most highly compensated executive officers serving as such at December 31, 2008.

Summary Compensation Table — Fiscal 2008

							Change in
							Pension
							Value and
							Nonqualified
						Non-Equity	Deferred
				Stock	Option/SAR	Incentive Plan	Compensation	All Other
		Salary	Bonus	Awards	Awards	Compensation	Earnings	Compensation	Total
Name and Principal Position	Year	($)	($)	($)	($)	($)	($)	($)	($)
(a)	(b)	(c)	(d)	(e)(1)	(f)(1)	(g)(2)	(h)(3)	(i)(4)	(j)

David Swanson	2008	960,247	0	774,732	3,851,838	432,138	2,583,469	145,138	8,747,562
Chairman and Chief	2007	931,662	0	1,376,608	5,635,210	1,233,144	230,966	118,270	9,525,860
Executive Officer	2006	846,615	0	407,549	4,501,072	1,056,550	131,226	163,775	7,106,787
Steven Blondy	2008	502,747	0	293,950	1,566,043	135,750	13,251	44,403	2,556,144
Executive Vice President and	2007	489,011	0	308,538	1,744,773	387,375	42,598	41,989	3,014,284
Chief Financial Officer	2006	449,303	0	73,306	1,946,870	419,513	31,248	37,581	2,957,821
George Bednarz	2008	366,552	0	198,924	1,187,068	90,440	32,122	49,537	1,924,643
Executive Vice President	2007	307,349	0	29,489	826,246	201,435	63,876	28,629	1,457,024
Enterprise Sales & Ops	2006	254,081	0	70,522	789,588	186,450	47,139	29,128	1,376,908
Robert Bush	2008	333,514	0	7,855	433,456	89,595	(174)	27,489	891,735
Interim Controller and	2007	407,624	0	52,265	661,821	263,415	22,933	32,161	1,440,219
Chief Accounting Officer	2006	347,281	0	33,564	462,502	261,030	19,926	28,290	1,152,593
Margaret Le Beau	2008	276,511	0	29,608	424,408	59,730	9,955	40,923	841,135
Senior Vice President	2007	269,574	0	0	435,181	170,445	10,723	26,686	912,609
Marketing	2006	248,360	0	0	280,661	103,150	10,244	11,024	653,439
Peter McDonald	2008	486,251	0	0	1,792,579	0	81,113	2,614,195	4,974,138
Former President and Chief	2007	615,247	0	1,102,103	3,772,506	510,715	131,961	49,077	6,181,609
Operating Officer	2006	595,961	0	113,647	2,314,779	596,640	85,786	50,795	3,757,608

(1)	The compensation amounts reported in the “Stock Awards” and “Option/SAR Awards” columns reflect the expense that we reported in our consolidated financial statements under SFAS No. 123R without regard to estimated forfeitures related to service-based vesting conditions. The fair value of an award is apportioned over the period during which the award is expected to vest. The fair value of a stock award is equal to the average of the high and low trading prices of our stock on the grant date. The fair value of SARs is determined using the Black-Scholes option pricing model. Our Black-Scholes assumptions for financial statement purposes are described in Note 8 to our audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

(2)	Amounts reported in this column represent the cash annual incentive award paid for annual performance under our Annual Incentive Plan. The amounts for 2008 performance were paid in March 2009, the amounts for 2007 performance were paid in March 2008 and the amounts for 2006 performance were paid in March 2007. See “Grants of Plan-Based Awards During 2008” below and “Compensation Discussion and Analysis — Total Direct Remuneration — Annual Incentives for 2008” above for a further explanation of our annual incentive awards.

(3)	Amounts listed as “Change in Pension Value and Nonqualified Deferred Compensation Earnings” for Mr. Swanson reflect the change during the year in the actual present value of his pension benefit of $115,878, plus the change during the year in the actual present value of his Supplemental Executive

Retirement Agreement (the “Supplemental Agreement”) of $2,467,591. The Supplemental Agreement is an unfunded, non qualified pension plan originally entered into in December 2008 and further amended in April 2009. Additional Information regarding the Supplemental Agreement can be found below under the heading Pension Benefits — Supplemental Executive Retirement Agreement. Amounts listed for each of the other NEO’s reflect solely the change during the year in the actual present value of their pension benefit. Our deferred compensation plan does not provide for above-market or preferential earnings on non-qualified deferred compensation and therefore no such amounts are included in the table above.

(4)	The “All Other Compensation” column for 2008 includes the following:

	Personal			Tax Gross Up
	Financial	Travel	DC Plan	Benefit on
	Planning	Expenses(a)	Contributions(b)	Perquisites(c)	Other(d)	Total

David Swanson	13,790	28,558	6,900	19,063	76,827	145,138
Steve Blondy	13,159	1,663	6,900	993	21,688	44,403
George Bednarz	13,290	13,160	6,900	6,517	9,670	49,537
Robert Bush	13,379	0	0	197	13,913	27,489
Margaret Le Beau	14,796	9,739	11,159	4,609	620	40,923
Peter McDonald	10,970	0	6,900	161	2,596,164	2,614,195

(a)	Travel expenses for Mr. Swanson include imputed income of $18,819 for use of company aircraft and imputed income of $9,739 for family attendance at company-related events. Travel expenses for Mr. Blondy includes imputed income of $1,663 for use of company aircraft. Travel expenses for Mr. Bednarz includes imputed income of $3,421 for use of company aircraft and imputed income of $9,739 for family attendance at company-related events. Travel expenses for Ms. Le Beau includes imputed income of $9,739 for family attendance at company-related events.

(b)	“DC Plan Contributions” reflect the Company contributions under our 401(k) Plan, as reported by our plan record keepers prior to audit and any adjustments. The 401(k) plan is a tax-qualified defined contribution plan.

(c)	Company provides a gross up for tax purposes on the value of perquisites.

(d)	“Other” compensation for Mr. Swanson includes $18,340 for club dues, $2,088 for participation in the Company’s executive health program, $2,498 in Company paid life insurance premiums, and a $53,901 payment, which we refer to as 401(k) Equalization Payment, equal to the amount we would have contributed as a matching contribution to the 401(k) Plan in 2008 but for the contribution limitations under Federal tax laws. “Other” compensation for Messrs. Bednarz, Blondy, and Bush represent Company paid life insurance premiums and 401(k) Equalization Payments. “Other” compensation for Ms. Le Beau includes Company paid life insurance premiums. “Other” compensation for Mr. McDonald includes $2,029 in Company paid life insurance premiums, a $30,189 401(k) Equalization Payment, $2,561,267 severance payment, and $2,640 for participation in the Company’s executive health program.

Grants of Plan-Based Awards During 2008

The following table provides information regarding equity and non-equity plan-based awards granted to each NEO for the year ended December 31, 2008 under the 2005 Plan.

Grants of Plan-Based Awards — Fiscal 2008

						All Other
						Stock	All Other
						Awards:	Option/SAR
						Number of	Awards:
						Securities	Number of	Exercise or	Grant Date
			Estimated Future Payouts Under			Underlying	Securities	Base Price of	Fair Value
			Non-Equity Incentive Plan Awards			Restricted	Underlying	Option/SAR	of Stock and
			Threshold	Target	Maximum	Stock Units	Options/SARs	Awards	Option/SAR
Name	Grant Date		($)	($)	($)	(#)	(#)	($/Sh)	Awards
(a)	(b)		(c)(1)	(d)(1)	(e)(1)	(f)(2)	(g)(3)	(h)	(i)(4)

David Swanson	3/4/2008		298,438	1,193,750	2,387,500
	3/4/2008					90,000	800,000	7.105	3,441,210
	7/14/2008	(5)					370,567	1.690	85,601
	7/22/2008	(6)				300,000		1.635	490,500
Steven Blondy	3/4/2008		93,750	375,000	750,000
	3/4/2008					35,000	320,000	7.105	1,369,379
	7/14/2008	(5)					141,614	1.690	32,713
George Bednarz	3/4/2008		62,458	249,833	499,666
	3/4/2008					22,000	170,000	7.105	751,684
	6/23/2008	(7)				13,000	150,000	3.895	369,925
	7/14/2008	(5)					65,339	1.690	15,093
Robert Bush	3/4/2008		61,875	247,500	495,000
	3/4/2008					0	0		0
Margaret Le Beau	3/4/2008		41,250	165,000	330,000
	3/4/2008						50,000	7.105	175,110
Peter McDonald	3/4/2008	(8)	0	0	0
	3/4/2008						320,000	7.105	1,120,704

(1)	Amounts shown in these columns reflect threshold, target and maximum payout levels under our annual incentive plan for 2008 performance. In February 2008, the Committee established certain performance measures, performance objectives and relative weightings under our annual incentive plan. See “Additional Information Relating to Summary Compensation Table and Grants of Plan-Based Awards Table” below and “Compensation Discussion and Analysis — Total Direct Remuneration — Annual Incentives for 2008” above for a detailed explanation of these measures, and the performance objectives and relative weightings with respect to each measure. In February 2009, the Committee assessed actual performance for 2008 against these performance objectives and determined final payout amounts that were paid during March 2009. See “Additional Information Relating to Summary Compensation Table and Grants of Plan-Based Awards Table” below and “Compensation Discussion and Analysis — Total Direct Remuneration — Annual Incentives for 2008” and “— Pay-For-Performance Analysis” for a detailed explanation of actual performance against these performance objectives and the resultant payouts.

(2)	On March 4, 2008, we granted to Messrs. Swanson, Blondy, Bednarz, and Ms. Le Beau their regular annual grants of Restricted Stock Units (RSUs). The numbers of RSUs granted to each of them is shown in the table above. Mr. Bush was not awarded an annual grant of RSUs.

(3)	On March 4, 2008, we granted to Messrs. Swanson, McDonald, Blondy, Bednarz, and Ms. Le Beau their regular annual grants of stock-settled SARs. The numbers of SARs granted to each of them is shown in the table above. Mr. Bush was not awarded an annual grant of SARs.

(4)	The fair value of a stock award is equal to the average of the high and low trading prices of our stock on the business day before the grant date. The fair value of the SARs are determined using the Black-Scholes option pricing model.

(5)	Pursuant to Stock Exchange Program approved by the Board of Directors, on July 14, 2008 stock options and SARs having exercise prices no less than $10 per share were surrendered in exchange for new SARs covering fewer shares with new vesting requirements, stock price appreciation targets, and exercise price equal to fair market value of our common stock on the grant date.

(6)	On July 22, 2008, Mr. Swanson was awarded 300,000 RSUs pursuant to a Retention Program approved by the Board.

(7)	On June 23, 2008, Mr. Bednarz was awarded 13,000 RSUs and 150,000 SARs pursuant to appointment to Executive Vice President of Enterprise Sales and Operations.

(8)	Mr. McDonald terminated his employment with the Company on September 1, 2008.

Additional Information Relating to Summary Compensation Table and Grants of Plan-Based Awards Table

The following narrative provides certain background information to provide the reader with a better understanding of the compensation amounts shown in the Summary Compensation Table and Grants of Plan-Based Awards Table above. It should be read in conjunction with the footnotes to those tables and “Compensation Discussion and Analysis” above.

Non-Equity Incentive Plan Compensation

The NEOs earned awards under the Annual Incentive Plan in 2008 based on the level of achievement with respect to three performance measures, which were determined by the Committee to be the key drivers of value creation, focal elements in our growth strategy and key criteria by which management plans and monitors our business — advertising sales growth, EBITDA and free cash flow per share. The Committee determined the relative weightings of each of these three performance measures to best reflect, in its view, the key drivers of value creation. The Committee then specified a schedule of performance objectives and performance levels and payout levels for these performance measures. In February 2009, the Committee assessed performance for 2008 under our Annual Incentive Plan and determined final payout levels. The Committee is mindful of the dramatic decline in the Company’s stock price during the latter part of 2007 and into 2008, but it believes that the Company’s operational and financial performance during 2008 warrants the foregoing annual incentive payouts. See “Compensation Discussion and Analysis — Total Direct Remuneration — Annual Incentives for 2008” for a more detailed explanation of these matters.

Employment Agreements

The compensation of the NEOs employed as of December 31, 2008 as provided by their respective employment agreements and other compensation arrangements was as follows:

			Guideline
		Guideline	Annual
		Annual	Stock
		Incentive	Award
		Opportunity	Opportunity		Severance
		(% of	(% of		in Change
Name	Base Salary	Base Salary)	Base Salary)	Severance(1)	in Control(1)

David Swanson	$955,000	125%	365%	2 times	3 times
Steven Blondy	$500,000	75%	275%	2 times	3 times
George Bednarz	$400,000	75%	250%	1.5 times	2 times
Robert Bush	$240,000	50%	—	—	—
Margaret Le Beau	$275,000	60%	115%	1.5 times	2 times
Peter McDonald(2)	N/A	N/A	N/A	N/A	N/A

(1)	Severance payments are equal to the specified multiple of base salary plus guideline annual incentive except for Mr. Bush whose amended and restated employment agreement specifies a severance payment of $1,020,000, which was paid on January 5, 2009. See “Payments Upon Termination or Change-in-Control” below for a discussion of the circumstances under which severance payments may be triggered and more detailed information about the amounts payable for each NEO.

(2)	Mr. McDonald terminated employment with the Company effective September 1, 2008.

For 2009, the Committee awarded no increases in base salary, annual incentive target or total direct remuneration target to any NEO, and made no changes to the foregoing severance benefits for any NEO except for Mr. Bush, whose employment agreement was amended on November 21, 2008. Mr. Bush terminated employment with the Company effective April 10, 2009.

The remaining principal terms of the employment agreements and arrangements with our current NEOs are as follows:

Term	The employment agreements for Messrs. Swanson and Blondy are subject to automatic one-year renewals, unless notice has been given 90 days prior to the scheduled termination date for the agreement. Any non-renewal of the employment agreement by us would be considered a termination without Cause. The other NEOs are terminable at will.

Additional Compensation	Each NEO is eligible to participate in all bonuses, long-term incentive compensation, stock options and other equity participation arrangements made available to other senior executives.

Benefits	Each NEO is eligible to participate in all employee benefit programs (including perquisites, fringe benefits, vacation, pension and 401(k) Plan participation and life, health, accident and disability insurance) no less favorable than in effect on December 31, 2008. Each of the remaining NEOs are eligible to participate in all employee benefit programs (including perquisites, fringe benefits, vacation, pension and 401(k) Plan participation and life, health, accident and disability insurance) to the same extent as other similarly situated executive officers.

Termination without Cause by RHD not arising from or within two years after a Change in Control	Messrs. Swanson and Blondy each receive a cash lump sum payment equal to two times base salary plus guideline annual incentive. Each of the remaining NEOs receives a cash lump sum payment equal to one-and-one-half times base salary plus guideline annual incentive. Each of Messrs. Swanson and Blondy also receives continuation of benefits for two years (one-and-one half years for the remaining NEOs. Terminated NEOs are also eligible to receive a cash payment of a pro rata portion of the annual incentive payable for the year of termination.

Termination arising from, and within two years after, a Change in Control	Messrs. Swanson and Blondy each receive a cash lump sum payment equal to three times the sum of base salary plus guideline annual incentive and continuation of benefits for three years. Each of the remaining NEOs receives a cash lump sum payment equal to two times the sum of base salary plus guideline annual incentive and continuation of benefits for two years. In addition, under the 2005 Plan, the 2001 Stock Award and Incentive Plan and predecessor plans, upon a Change in Control, certain awards may vest and become fully payable as provided in the relevant Plan and/or grant documents. If negotiations commence prior to a termination of employment but eventually result in a Change in Control within two years, then the NEO shall be treated as having been terminated within two years following a Change in Control and, therefore, shall be entitled to the benefits described above. Terminated NEOs are also eligible to receive a cash payment of a pro rata portion of the annual incentive.

Death/Disability/Retirement	Each NEO (or beneficiary) receives salary through date of termination and a pro rata portion of the annual incentive. Each NEO also receives continuation of benefits to age 65 in event of Disability. Outstanding equity awards are subject to accelerated vesting in the event of Death, Disability or Retirement or a Change in Control, and such equity awards may be exercised until the earlier to occur of one year after the date of such termination or the established expiration date of such award.

Excise Tax	The compensation of each NEO will be “grossed up” for any excise tax imposed under Section 4999 of the U.S. Internal Revenue Code relating to any payments made on account of a change in control or a termination of the NEOs employment. However, if total payments associated with such change in control are less than 360% of the executive’s “base amount” under applicable tax rules, the total payment will be reduced to the level at which no excise tax would apply, and therefore no gross up will be paid.

Restrictive Covenants	Non-compete — during employment and 12 months following termination, the NEO shall not directly or indirectly engage in any business which is in competition with any line of business conducted by the Company or its affiliates.

Non-solicitation — during employment and 12 months following termination, the NEO shall not solicit or otherwise interfere with the Company’s relationship with its employees, customers and suppliers.

Confidentiality — during employment and at all times thereafter the NEO shall not disclose to any third party the Company’s confidential and/or proprietary information.

During 2008, the employment agreements with Messrs. Swanson, Blondy and Bush were amended to ensure documentary compliance with Code Section 409A. Ms. Le Beau’s employment agreement did not require any changes for 409A documentary compliance. The executive severance policy was in documentary compliance with Code Section 409A when it was approved in February 2008. See “— Payments Upon Termination or Change-in-Control” below for a more detailed description of payments and benefits due to the NEOs upon certain termination events or Change in Control.

Capitalized terms used under this caption “Employment Agreements” have the meanings as defined in the relevant employment agreements, which are incorporated by reference as Exhibits to our Annual Report on Form 10-K for the year ended December 31, 2008.

Outstanding Equity Awards at Fiscal Year-End — Fiscal 2008

The following table provides information regarding all outstanding SARs/Options and other equity awards held by the NEOs at year-end 2008.

Outstanding Equity Awards At Fiscal Year-End

	Options Awards				Stock Awards
						Market
	Number of	Number of			Number of	Value of
	Securities	Securities			Shares or	Shares or
	Underlying	Underlying			Units of	Units of
	Unexercised	Unexercised	Option		Stock that	Stock that
	Options	Options	Exercise	Option	Have not	Have not
	(#)	(#)	Price	Expiration	Vested	Vested
Name	Exercisable	Unexercisable	($)	Date	(#)	($)
(a)	(b)	(c)(1)	(d)	(e)	(f)(2)(3)	(g)(4)

David Swanson	—	—	—	—	416,388	141,572
	—	800,000	7.105	03/04/15	—	—
	—	370,567	1.690	07/14/15	—	—

Steven Blondy	—	—	—	—	46,133	15,685
	—	320,000	7.105	03/04/15	—	—
	—	141,614	1.690	07/14/15	—	—

George Bednarz	—	—	—	—	35,000	11,900
	—	170,000	7.105	03/04/15	—	—
	—	150,000	3.895	06/23/15	—	—
	—	65,339	1.690	07/14/15	—	—

Robert Bush	—		—	—	0	0
	71,862	—	25.540	10/25/09	—	—
	22,500	—	41.095	02/26/11	—	—
	47,596	—	41.580	07/28/11	—	—
	50,000	—	65.000	10/03/12	—	—
	9,013	18,027	74.310	02/27/14	—	—

Margaret Le Beau					15,000	5,100
	44,205		10.780	09/09/13	—	—
	44,206		10.780	11/08/12	—	—
	33,333	16,667	64.260	02/21/13	—	—
	5,832	11,665	74.310	02/27/14	—	—
		50,000	7.105	03/04/15	—	—

Peter McDonald	—	—	—	—	0	0
	500	—	29.120	05/22/11	—	—
	236,000	—	25.540	10/25/09	—	—
	65,600	—	41.095	02/26/11	—	—
	138,750	—	41.580	07/28/11	—	—
	150,000	—	65.000	10/03/12	—	—
	102,574	—	74.310	02/27/14	—	—
	320,000	—	7.105	03/04/15

(1)	All unexercised options vest ratably over 3 years and have a 7-year term from date of grant.

(2)	The amount in column (f) for Mr. Swanson includes 90,000 RSUs as part of his 2008 annual grant, 300,000 RSUs as part of his retention grant, and 26,388 performance shares in the form of RSUs granted in December 2006. The amount in column (f) for Mr. Blondy includes 35,000 RSUs as part of his 2008 annual grant and 11,133 performance shares in the form of RSUs granted in December 2006. The amount in column (f) for Mr. Bednarz includes 22,000 RSUs as part of his 2008 annual grant and 13,000 RSUs pursuant to appointment to Executive Vice President of Enterprise Sales and Operations. The amount shown in column (f) for Ms. Le Beau is part of her 2008 annual grant. Mr. McDonald terminated on September 1, 2008 and forfeited his 16,492 performance shares in the form of RSUs granted in December 2006. All other RSUs vested upon termination. The performance condition required for the earning of the December 2006 RSUs was satisfied (and thus no longer represents a condition) on February 5, 2007, and, accordingly, are shown in column (f).

(3)	All RSUs vest ratably over 3 years except for Mr. Swanson’s retention grant of 300,000 RSU’s of which 150,000 will vest on his 55th birthday and 50,000 which will vest on each of his 56th, 57th, and 58th birthdays.

(4)	The market value in column (g) is based on the average of the high and low price of RHD common stock on December 31, 2008, which was $0.34.

Option/SAR Exercises and Stock Vested During 2008

The following table provides information regarding the exercise of stock options, SARs and similar equity awards by the NEOs, and the vesting and distribution of restricted stock units to the NEOs, during 2008.

Option Exercises and Stock Vested — Fiscal 2008

	Options Awards		Stock Awards
	Number of Shares
	Acquired on	Value Realized on	Number of Shares	Value Realized on
	Exercise	Exercise	Acquired on Vesting	Vesting
Name	(#)	($)	(#)	($)
(a)	(b)	(c)	(d)(1)	(e)

David Swanson	0	0	3,921	22,663
Steven Blondy	0	0	1,426	8,242
George Bednarz	0	0	722	4,173
Robert Bush	0	0	769	4,445
Margaret Le Beau	0	0	0	0
Peter McDonald	0	0	2,228	12,878

(1)	Amounts in column (d) reflect restricted stock units granted March 6, 2006 under the 2005 Annual Incentive Program (2005 AIP). Upon completion of the respective performance period of January 1, 2005 to December 31, 2005 for the 2005 AIP, a dollar amount was determined for each NEO based on our actual financial performance against pre-established performance objectives. The dollar amount was then converted into a number of restricted stock units by dividing the dollar amount of the award our stock price (calculated as the average of the high and low prices of the Company’s common stock on the 10 trading days subsequent to delivery of the Company’s respective audited financial statements to the Compensation and Benefits Committee). The 2005 AIP grants vested 50% on each of the first two anniversaries of the grant date.

Pension Benefits

Pension Benefits — Fiscal 2008

		Number of
		Years of	Present Value of	Payments
		Credited	Accumulated	During Last
Name	Plan Name	Service	Benefit	Fiscal Year
(a)	(b)	(c)	(d)(1)	(e)

David Swanson	RHD Retirement Account	22.500	$244,823	$0
	RHD PBEP	22.500	$927,640	$0
	Supplemental Executive Retirement Agreement		$2,467,591

Steven Blondy	RHD Retirement Account	5.833	$47,292	$0
	RHD PBEP	5.833	$124,548	$0

George Bednarz	RHD Retirement Account	32.000	$349,577	$0
	RHD PBEP	32.000	$196,734	$0

Robert Bush	RHD Retirement Account	8.167	$49,305	$0
	RHD PBEP	8.167	$55,795	$0

Margaret Le Beau	Dex Media, Inc. Pension Plan	14.246	$165,145	$0

Peter McDonald	RHD Retirement Account	12.833	$140,021	$0
	RHD PBEP	12.833	$417,979	$0

(1)	On October 21, 2008, the Compensation and Benefits Committee of the Board of Directors authorized the freeze of the Company’s Pension Benefit Equalization Plan effective as of December 31, 2008. In connection with the freeze, all benefit accruals under the Plan will cease as of December 31, 2008, however, all plan balances will remain intact and interest credits on participant account balances, as well as service credits for vesting and retirement eligibility, will continue in accordance with the terms of the Plan.

Present Value of Accumulated Pension Benefits.  For each of the pension plans referenced in the above table, the present values of accumulated benefits are provided as of December 31, 2008, and are based on a discount rate of 5.87% and a retirement age of 65. Assumptions regarding pre-retirement mortality have been disregarded. The actuarial assumptions used in calculating present values are the same as those used in the actuarial valuation of R.H. Donnelley’s pension obligations at December 31, 2008, as set forth in Note 9 to our audited consolidated financial statements included in our 2008 Annual Report on Form 10-K.

R.H. Donnelley Retirement Account.  The R.H. Donnelley Corporation Retirement Account, which we refer to as the RHD Retirement Account, is a funded and tax-qualified defined benefit pension plan that provides benefits under a “cash balance” formula. Under this formula, pension benefits are based on the participant’s notional account balance. Each month, the participant’s notional account balance is credited with a notional pay credit equal to a percentage of eligible compensation for the month. The percentage is based on the participant’s age and years of service, as follows:

Age + Credited	Percentage of
Service at End of	Eligible Monthly
Month	Compensation

less than 35	3.00%
between 35 and 44	4.00%
between 45 and 54	5.00%
between 55 and 64	7.50%
between 65 and 74	9.00%
between 75 and 84	10.50%
85 and over	12.50%

Eligible compensation includes the participant’s salary, wages, regular cash bonuses, commissions, overtime pay and severance pay, plus the participant’s pre-tax 401(k) and cafeteria plan contributions. Eligible compensation does not include forms of special remuneration such as retainers, stay bonuses and income derived from equity compensation.

The participant’s notional account balance is also credited with monthly interest credits based on 30-year Treasury rates, with a minimum monthly interest credit rate of 0.25%.

As of December 31, 2008, the RHD Retirement Account covered all employees of R.H. Donnelley, Inc. who had attained age 21 and completed at least one year of service. Employees of Dex Media, LocalLaunch and Business.com were not eligible to participate. Participants become fully vested in their accrued retirement benefit upon completion of five years of service or upon attaining age 65 while actively employed. At any time following termination of employment, a vested participant may elect to receive a lump sum payment equal to his or her notional account balance, or monthly payments under an immediate or deferred annuity that is actuarially equivalent to the notional account balance.

R.H. Donnelley PBEP.  The Pension Benefit Equalization Plan of R.H. Donnelley, which we refer to as the RHD PBEP, is an unfunded, non-qualified plan that covers participants in the RHD Retirement Account whose benefits under the RHD Retirement Account are limited by the qualified plan rules. RHD PBEP benefits are based on the participant’s notional account balance. The participant’s notional account balance under the RHD PBEP is equal to the excess of (1) the participant’s “uncapped” notional account balance determined in accordance with the RHD Retirement Account disregarding the Internal Revenue Code Section 415 limit on benefits and Section 401(a)(17) limit on compensation, over (2) the participant’s notional account balance under the RHD Retirement Account. We will pay the benefits from our general assets in the form of a lump sum that is equivalent to the RHD PBEP notional account balance.

As noted above under “Compensation Discussion and Analysis — Retirement Programs — Defined benefit plans”, the RHD Retirement Account and the R. H. Donnelley PBEP were frozen as part of the new retirement plan design effective as of January 1, 2009.

Supplemental Executive Retirement Agreement.  The Supplemental Executive Retirement Agreement (the “Supplemental Agreement”) is an unfunded, nonqualified pension plan. As originally entered into in December 2008, the amount of the additional benefit under the Supplemental Agreement was limited to the amount necessary to cause Mr. Swanson’s annual retirement benefit from all Company plans, including the R.H. Donnelley Company Retirement Account and the R.H. Donnelley PBEP, to yield a total single life annuity of $500,000 per year if the Executive were to retire at age 60. In April 2009 the Supplemental Agreement was amended to increase the amount of the targeted annuity to $1,000,000 per year.

Mr. Swanson’s right to this additional benefit shall vest 50% upon his attaining age 55 and the remainder at the rate of 16.66%, 16.66% and 16.67% per year over each of the three following years, so that the right will be 100% vested upon his attaining age 58, in all cases subject to his continued employment with the Company. Notwithstanding this vesting schedule, his right to the additional retirement benefit will be forfeited in its entirety if he resigns or retires prior to attaining age 60, or is terminated for Cause or violates the restrictive covenants of his employment agreement before the additional benefit has become payable.

Mr. Swanson will vest in full in this additional benefit in the event of a termination as the result of death or disability or if Mr. Swanson is involuntarily terminated or terminates for good reason within two years of a change in control. As part of the April 2009 amendment to the Supplemental Agreement, Mr. Swanson agreed to amend the SERP such that no acceleration of benefit will occur in the event of an involuntary termination following a change-in-control in the context of a restructuring.

The vested additional retirement benefit shall be paid in the form of a lump sum commencing on the later of (i) the date Mr. Swanson attains age 60 or (ii) the date that is six months after his separation from service, except that payment shall occur immediately in the event of his separation from service due to death and shall occur six months after his separation from service due to disability, termination without cause or for good reason as such terms are defined in Mr. Swanson’s employment agreement (or other applicable agreement) or in the event of a Change in Control (as defined in the Supplemental Agreement). Following a Change in Control, the unvested portion of the additional retirement benefit will continue to vest, subject to continued employment.

Nonqualified Deferred Compensation

Deferred Compensation Plan.  Prior to 2009 the NEOs and a select group of other officers and key employees were able to defer cash compensation under our DCP. The DCP was an unfunded, non-qualified plan. Each participating officer could defer receipt of a specified portion of his or her salary, bonus or commission income and have the amount deferred credited to a notional account under the DCP. Amounts deferred were deemed invested in one or more investment vehicles specified by the participant. Earnings were calculated by reference to the actual investment performance of these investment vehicles. Participants could change their investment allocations monthly.

In December 2008, the Committee authorized the termination of the DCP and the distribution of all DCP participant account balances in full. In January 2009, we paid out in full all DCP participant account balances as of December 31, 2008.

Stock Bonus Deferrals.  Under our 2005 Plan (and under similar plans established before 2005), we permit the NEOs and other officers to defer the receipt of Company stock that becomes deliverable pursuant to performance-based incentive awards of restricted stock units. Deferred Company stock is credited to a notional account denominated in shares. If the Company pays cash dividends on its stock, the officer’s notional account will be credited with additional shares equivalent in value to such dividends. Deferred stock account balances are paid in future years in shares of Company stock, according to the participant’s payment elections, account balance and retirement eligibility. Payment options are the same as those available under the DCP.

The following table provides certain information regarding stock deferrals and deferrals under our DCP:

Nonqualified Deferred Compensation — Fiscal 2008

	Executive	Registrant	Aggregate	Aggregate	Aggregate
	Contributions in	Contributions in	Earnings in	Withdrawals/	Balance at
Name	Last FY	Last FY	Last FY	Distributions	Last FYE
(a)	(b)(1)	(c)	(d)(2)	(e)	(f)(3)

David Swanson	$21,330	$0	$(3,209,462)	$0	$570,235
Steven Blondy	$0	$0	$(676,545)	$0	$968,579
George Bednarz	$0	$0	$(292,545)	$0	$2,998
Robert Bush	$0	$0	$(27,984)	$0	$911,625
Margaret Le Beau	$0	$0	$0	$0	$0
Peter McDonald	$0	$0	$0	$0	$0

(1)	The executive contributions reported in column (b) for Mr. Swanson reflects the deferral of Company stock that would otherwise have been issued and delivered to him in 2008 under the terms of restricted stock units granted on March 9, 2005 under the 2004 AIP and March 6, 2006 under the 2005 AIP.

(2)	The earnings (loss) reported in column (d) include the change in value of the deemed investments in the participant’s notional account (for deferrals under the DCP) and the change in value of the Company stock credited to the participant’s notional account (for stock deferrals). Our deferred compensation plans do not provide for above-market or preferential earnings on non-qualified deferred compensation, and none of the amounts reported in column (d) are reflected in the Summary Compensation Table above.

(3)	On December 12, 2008, the Compensation and Benefits Committee of the Company’s Board of Directors approved the termination of the R.H. Donnelley Corporation Deferred Compensation Plan (the “Plan”), effective December 31, 2008.

Payments upon Termination or Change-in-Control

Severance protection is provided to our NEOs with employment agreements under those agreements, and to other executives under our executive severance policy. We believe this protection fosters a long term perspective and permits executives to focus upon executing our strategy without undue concern or distraction. This protection is also designed to be fair and competitive to aid in attracting and retaining experienced executives. We believe that the protection we provide — including the level of severance payments and post-termination benefits — is appropriate in terms of fostering long term performance, and within the range of competitive practice, thereby facilitating recruiting and retention of key talent.

In line with competitive practices, severance payments and benefits are increased should the executive be terminated without cause or voluntarily resign for good reason within two years after a change in control. This protection, while potentially costly, provides a number of important benefits to the Company. First, it permits an executive to evaluate a potential change in control transaction while relatively free of concern for his or her own situation, and ameliorates any conflict between his or her own interests and those of our shareholders. Second, change in control transactions take time to unfold, and a stable management team can help to preserve our operations in order to enhance the value delivered to our shareholders from a transaction or, if no transaction is consummated, to ensure that our business will continue without undue disruption afterwards. We believe that the potential cost of executive change in control severance payments and benefits, as a percentage of the potential transaction price, would be well within the range of reasonable industry practice, and represents an appropriate cost relative to these benefits to the Company and its shareholders. It should be noted that, although our change in control benefits provide for the immediate vesting of certain previously awarded equity grants upon a change in control, our continuing NEOs voluntarily waived such rights in our last three strategic transactions in consideration of the fact that they would continue to constitute the management team of the applicable combined company.

The following table shows the potential value of payments and benefits to each NEO who was serving at December 31, 2008 (other than Mr. Bush) pursuant to their respective employment agreements and other applicable arrangements and plans under various employment termination and change in control scenarios assuming such events occurred as of December 31, 2008. See “Additional Information Relating to Summary Compensation Table and Grants of Plan-Based Awards Table — Employment Agreements” above for other important terms and conditions of employment for our NEOs. Capitalized terms used without definition in this section have the meanings as defined in the relevant employment agreements, which are incorporated by reference as Exhibits to our Annual Report on Form 10-K for the year ended December 31, 2008.

Mr. McDonald’s employment with the Company was terminated effective September 1, 2008. In connection with this termination of employment, Mr. McDonald received separation payments in accordance with Section 8(c) of his employment agreement as follows:

Severance pay	$2,224,800
Pro Rata Incentive Pay	336,467

Until the earlier to occur of twenty-four months from Mr. McDonald’s separation date and the availability to Mr. McDonald of comparable health insurance coverage in connection with subsequent employment or self-employment, the Company shall continue to provide Mr. McDonald an opportunity to participate in the Company’s health, medical, dental, life insurance and disability plans for which he was eligible immediately prior to the effective time of his termination of service, or comparable coverage, at no greater cost or tax cost to Mr. McDonald than that applicable to him immediately prior to the effective time of his termination of service. Following the expiration of such 24-month period, the Mr. McDonald shall be eligible for COBRA continuation coverage under the Company’s group health plan in accordance with the then existing plans, policies and practices of the Company.

On November 10, 2008, Mr. Bush and the Company entered into an Amended and Restated Employment Agreement (the “Bush Agreement”) to document the change in Mr. Bush’s employment status in April 2008 and his agreement to serve in the role of Interim Controller for the term provided in the Bush Agreement. The Bush Agreement provided, among other things, for (i) a lump sum severance payment of $1,020,000, which was based on his base salary and bonus level under his prior employment agreement in the role of General Counsel, and (ii) a lump sum payout of his deferred compensation account balance. Both payments were made on January 5, 2009 without regard to the fact that Mr. Bush had not separated from service with the Company. Except for his ability to continue certain welfare benefits for up to 18 months following his separation from service, Mr. Bush was not be eligible to receive any further severance benefits from the Company in connection with his termination of employment effective April 10, 2009.

Incremental Value of Payments and Benefits Upon Change-in-Control (“CIC”)
and Various Types of Terminations

Termination Scenario (12/31/08)	Mr. Swanson	Mr. Blondy	Mr. Bednarz	Ms. Le Beau

Voluntary Resignation or For Cause
Total	$0	$0	$0	$0

Without Cause or for Good Reason
(Not within two years of CIC)
Pro rata Incentive pay	$1,193,750	$375,000	$195,000	$165,000
Severance pay	4,297,500	1,750,000	1,050,000	660,000
Health benefits continuation	13,759	20,639	15,479	15,479

Total	$5,505,009	$2,145,639	$1,260,479	$840,479

Within Two Years of CIC
(Without cause or for good reason)
Pro rata Incentive pay	$1,193,750	$375,000	$195,000	$165,000
Severance pay	6,446,250	2,625,000	1,400,000	880,000
Health benefits continuation	20,639	30,958	20,639	20,639
Supplemental Executive Retirement Agreement(3)	2,467,591	0	0	0
Unvested SARs/Options(1)	0	0	0	0
Unvested Deferred Shares(1)	0	0	0	0
Unvested RSUs(1)	0	0	0	0
Perquisites(2)	108,154	42,147	28,084	30,794
Outplacement	25,000	25,000	25,000	25,000

Total	$10,261,384	$3,098,105	$1,668,723	$1,121,433

CIC — Assuming no termination
Unvested SARs/Options(1)	$0	$0	$0	0
Unvested Deferred Shares(1)	0	0	0	0
Unvested RSUs(1)	0	0	0	0

Total	$0	$0	$0	$0

Death or Disability
Pro rata Incentive pay	$1,193,750	$375,000	$195,000	$165,000
Supplemental Executive Retirement Agreement(3)	2,467,591	0	0	0
Severance pay Unvested SARs/Options(1)	0	0	0	0
Unvested Deferred Shares(1)	0	0	0	0
Unvested RSUs — pro rata(1)	0	0	0	0
Disability — Present Value of Health Benefits through age 65	62,446	120,169	87,499	115,400

Total	$3,723,787	$495,169	$282,499	$280,400

Retirement
Unvested SARs/Options(1)	$0	$0	$0	$0
Unvested Deferred Shares(1)	$0	$0	$0	$0
Unvested RSUs(1)	0	0	0	0

Total	$0	$0	$0	$0

(1)	This amount represents the aggregate in-the-money value of the options, SARs, restricted stock units, and other equity awards which would become vested as a direct result of the termination event or Change in Control, as the case may be, before the applicable stated vesting date, plus the aggregate value of any performance-based award that would be deemed earned and vested solely as a direct result of the termination event or Change in Control, as the case may be, before the stated earning or vesting date. The stated earning or vesting date is the date at which an award would have been earned or vested absent such termination event or Change in Control, as the case may be. This calculation of value does not attribute any additional value to options based on their remaining term and does not discount the value of awards based on the portion of the vesting period elapsed at the date of the termination event or Change in Control. Represents the “in-the-money” value of stock options/SARs. Stock awards are valued the closing price of $.37 on December 31, 2008.

(2)	Perquisites include financial planning services and company paid life insurance, as well as, in the case of Mr. Swanson, executive health screenings and club membership fees.

(3)	In April 2009 the Company and Mr. Swanson entered into an amendment to the Supplemental Executive Retirement Agreement. Additional information regarding this agreement can be found above under the heading Pension Benefits — Supplemental Retirement Agreement.

In light of (1) the dramatic decline in the Company’s stock price during the latter part of 2007 and 2008, (2) the fact that most executives subject to our share ownership guidelines and insider trading policy described above have accumulated large vested, but unexercised, equity stakes in the Company and (3) cost-cutting measures that resulted from recent economic weakness that impacted our financial performance, the Committee in 2008 adopted a policy that extends the post-termination exercise period of vested options and SARs for such executives (including the NEOs), who meet certain conditions at the time of their involuntary termination. The policy extends the post-termination exercise period for these affected executives from 90 days following involuntary termination to the earlier of (a) the expiration date of the relevant award or (b) between one and two (depending upon the executive) years following involuntary termination. If the Company’s stock price appreciates over this extension period, this policy would increase the value of those equity awards to a terminated executive that satisfied the terms and conditions of that policy.

In addition to the incremental value of payments and benefits under the various termination and Change in Control scenarios described above, the NEOs would be eligible for certain pension payments and benefits, and could realize value through the exercise of previously vested options, SARs and RSUs, as follows:

Pension benefits.  The Pension Benefits table on page 23 describes the general terms of the RHD PBEP, along with the years of credited service and the present value of each NEO’s accumulated benefits under such plans as of December 31, 2008. The table below shows the lump sum pension benefits payable under the RHD PBEP for each NEO in office at December 31, 2008 if the NEO had died or terminated employment as of December 31, 2008.

In addition, to the accumulated benefit for Mr. Swanson that is noted below, he and the Company has also entered into a Supplemental Agreement which provides for a supplemental retirement benefit, subject to vesting requirements, in an amount necessary to cause the Executive’s annual retirement benefit from this benefit and all other company defined benefit plans to yield a total single life annuity of $1,000,000 per year if he were to retire at age sixty and all benefits under all Other Company Plans were paid in a single life annuity commencing at age sixty. Additional information regarding the Supplemental Agreement can be found above under the heading Pension Benefits — Supplemental Executive Retirement Agreement.

Accumulated Benefit
at 12/31/2008
Payable to Executive
upon Termination,
Disability or Death(1)

David Swanson	$1,281,422
Steve Blondy	$227,746
George Bednarz	$261,222
Robert Bush	$145,727
Margaret Le Beau	$0
Peter McDonald	$549,825

(1)	The R.H. Donnelly and DonTech Pension Benefit Equalization Plans were amended effective January 1, 2008 to comply with Internal Revenue Code Section 409A. These amendments resulted in the removal of the Single-Life Annuity form of payment which was replaced with a Lump-Sum form of payment only based upon qualifying events. Timing of payments for termination include the later of the seventh month following termination of employment or the month following participant’s 55th birthday. If the participant becomes disabled while actively employed, the benefit would become payable the earlier of normal retirement age or the third anniversary of the participant’s disability. In the case of death, lump sum payment will occur in the seventh month following the date of death.

Director Compensation

The Committee periodically reviews the level and balance of our non-employee director compensation with the input and assistance of its independent executive and board compensation consultant. In conjunction with the Dex Media merger, the Committee, in consultation with Stephen Hall & Partners, conducted an assessment of its compensation. As a result of this assessment, the consultant made certain recommendations to the Committee and the Committee made certain recommendations to the Board. Based on these recommendations, the Board determined that, beginning in April 2006, we would pay each non-employee director the following compensation:

•	Annual cash retainer of $40,000, or $48,000 in the case of the chairpersons of the Compensation and Benefits and Corporate Governance Committees, or $52,000 in the case of the chairperson of the Audit and Finance Committee;

•	A fee of $1,200 for each Board meeting ($500 for shorter telephonic meetings) attended, $1,200 for each committee meeting attended, plus $1,000 for each committee meeting attended for which the director serves as chairperson;

•	A fee of $800 to a committee chairperson for attendance at a meeting of a committee he or she does not chair; and

•	The Lead Director will receive an additional cash retainer of $36,000 for service as Lead Director, over and above his $40,000 retainer for Board service.

In addition to the foregoing cash compensation, historically each non-employee director received an annual grant of 1,500 deferred shares of our common stock and an option to purchase 1,500 shares of our common stock as of the date of the annual meeting of stockholders. All such deferred share and option grants vest in three equal installments as of the close of business on the day immediately preceding the date of the three annual meetings of stockholders immediately following the date of grant, subject to accelerated vesting in the event of death, disability or retirement at or after age 65, or a change in control of the Company. Stock options have an exercise price equal to the fair market value of our stock on the date of grant, and expire seven years after grant. Prior to January 1, 2009, Directors could elect to defer any or all of their cash retainer fees into a deferred cash account, which may be deemed invested in various investment alternatives, a deferred share account or options to purchase additional shares of our common stock. In conjunction with the decision to terminate the DCP in December 2008, the Committee suspended all future deferrals of Director compensation beginning January 1, 2009. All non-cash awards to non-employee directors are made under the 2005 Plan.

Each non-employee director is required to own at least 5,000 shares of our common stock within three years of becoming a director. Each director who had served at least three years as of April 1, 2009 met this ownership requirement. Each director is entitled to reimbursement for his or her reasonable out-of-pocket expenses incurred in connection with travel to and from, and attendance at, meetings of the Board or its committees and related activities.

In the first quarter of 2009, the Committee conducted a review of the director compensation program with its independent consultant. As a result of this assessment, the Committee generally maintained the same level of director compensation, however, materially simplified the program — primarily by eliminating meeting fees as part of the director compensation package. Based on these recommendations, the Board determined that, beginning in April, 2009, we would pay each non-employee director the following compensation:

•	Annual cash retainer of $75,000; elimination of both Board and committee meeting fees.

•	Additional cash retainer of $25,000 to the Chair of the Audit and Finance Committee, $15,000 to the Chairs of the Compensation and Benefits and Corporate Governance Committees and $75,000 to the Lead Director.

•	Additional cash retainer of $20,000 to members of the Audit and Finance Committee and $15,000 to members of the Compensation and Benefits and Corporate Governance Committees.

•	Additional compensation of $90,000 payable at the end of the year in stock or cash, at the election of the Board.

Director Compensation During 2008

The following table sets forth certain information regarding the compensation earned by or awarded to each non-employee director who served on our Board of Directors in 2008. Mr. Swanson, an employee of ours, is not compensated for his Board service.

Director Compensation — Fiscal 2008

	Fees Earned or		Option/SAR
	Paid in Cash	Stock Awards	Awards	Total
Name	($)	($)	($)	($)
(a)	(b)(1)	(c)(2)	(d)	(h)

Michael P. Connors	66,400	97,969	20,992	185,361
Nancy E. Cooper	53,300	87,619	24,308	165,227
Robert Kamerschen	52,100	112,325	60,258	224,683
Thomas J. Reddin	52,300	38,363	12,338	103,001
Alan F. Schultz	69,800	90,033	24,528	184,361
David M. Veit	55,700	88,810	24,308	168,818
Barry Lawson Williams	59,400	87,825	24,308	171,533
Edwina Woodbury	74,000	88,810	24,308	187,118

(1)	Mr. Kamerschen deferred $52,100 (deferred as 51,797 shares of RHD common stock held in a deferred share account and Mr. Connors deferred $66,400 (deferred as 69,782 shares of RHD common stock held in a deferred share account)). Settlement of these shares remains deferred until termination of service as a director in accordance with Mr. Kamerschen’s and Mr. Connors’ deferral elections.

(2)	The compensation amounts reported in the “Stock Awards” and “Option/SAR Awards” columns reflect the expense that we reported in our 2008 financial statements under SFAS No. 123(R) without regard to estimated forfeitures related to service-based vesting conditions. These amounts consist of a portion of the fair value of the share-based payment awards that vest in 2008 or later, including awards granted before 2008. For this purpose, the fair value of an award is apportioned over the period during which the award is expected to vest. The fair value of a stock award is equal to the average of the high and low trading prices of our stock on the grant date. The fair value of stock options is determined using the Black-Scholes option pricing model. The assumptions in our Black-Scholes option pricing model for financial statement purposes are described in Note 9 to audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

The following table shows the grant date fair value of each grant of deferred shares and stock options to our non-employee directors in 2008 and the aggregate number of stock awards and aggregate number of stock options outstanding and held by them at December 31, 2008. On May 15, 2008, we granted to each director then serving an award consisting of 1,500 deferred shares and options to purchase 1,500 shares at $6.89 per share. Each of these awards vest in three equal installments on the day immediately preceding the date of the three annual meetings of shareholders following the date of grant, subject to accelerated vesting in the event of death, disability or retirement at or after age 65, or upon a change in control. Nevertheless, our Board members have voluntarily waived such accelerated vesting in our last three strategic transactions. The stock options expire seven years after grant.

			Number of Shares Held at
	Granted in 2008		December 31, 2008
	Fair Value of	Fair Value of Stock	Deferred Stock	Deferred Stock	Stock Options	Stock Options
	Deferred Stock at	Options at Grant	(unvested)	(vested)	(unvested)	(vested)
Name	Grant Date ($)	Date ($)	(#)	(#)	(#)	(#)

Michael P. Connors	10,335	5,454	3,000	71,282	3,000	1,500
Nancy E. Cooper	10,335	5,454	3,000	7,500	3,000	7,500
Robert Kamerschen	10,335	5,454	3,000	67,212	3,000	15,362
Thomas J. Reddin	10,335	5,454	2,500	500	2,500	500
Alan F. Schultz	10,335	5,454	3,000	3,000	3,000	3,000
David M. Veit	10,335	5,454	3,000	7,500	3,000	7,500
Barry Lawson Williams	10,335	5,454	3,000	14,237	3,000	10,500
Edwina Woodbury	10,335	5,454	3,000	4,500	3,000	4,500

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth the number of shares of the Company’s common stock beneficially owned as of April 15, 2009 by (i) each of the current NEOs, (ii) each of the Company’s current directors, (iii) all current directors and executive officers of the Company as a group and (iv) owners of more than 5% of the outstanding shares of the Company’s common stock. Except as indicated in the footnotes to the table, the Company believes that the persons named in the table have sole voting and investment power with respect to all shares owned beneficially by them. The mailing address for each of the Company’s current directors and NEOs listed below is 1001 Winstead Drive, Cary, North Carolina 27513.

	Shares of the Company’s
	Common Stock
	Amount Beneficially		Percentage
Beneficial Owners	Owned(1)		of Class(1)

David C. Swanson	364,163	(2)	*
Steven M. Blondy	121,181	(3)	*
George F. Bednarz	79,128	(4)	*
Margaret Le Beau	175,606	(5)	*
E. Thayer Bigelow, Jr.	—		*
Robert Kamerschen	192,075	(6)	*
Thomas J. Reddin	4,000	7)	*
Ron Rittenmeyer	—		*
Alan F. Schultz	11,500	(8)	*
David M. Veit	29,850	(9)	*
Barry Lawson Williams	29,238	(10)	*
Edwina Woodbury	13,500	(11)	*
All Current Directors and Executive Officers as a Group (18 persons)	1,102,219	(12)	1.6%
Doddsville Investments, LLC	9,033,422	(13)	13.1%
7301 SW 57th Ct. Suite 400 South Miami, FL 33143
Wells Fargo & Company	7,470,451	(14)	10.9%
420 Montgomery Street San Francisco, CA 94163
Kevin Douglas	6,881,825	(15)	10.0%
125 E. Sir Francis Drake Blvd., Ste 400 Larkspur, CA 94939
Amalgamated Gadget, L.P.	5,337,200	(16)	7.8%
301 Commerce St., Suite 3200 Fort Worth, TX 76102
Kinetics Asset Management, Inc.	4,057,071	(17)	5.9%
470 Park Avenue South, 4th Floor South New York, NY 10016
Jack B. Corwin	3,616,116	(18)	5.3%
2150 Lincoln Street Burbank, CA 91504
Goldman Sachs Asset Management	3,540,510	(19)	5.1%
32 Old Slip New York, NY 10005

*	Represents ownership of less than 1%.

(1)	The amounts and percentage of the Company’s common stock beneficially owned are reported on the basis of rules and regulations of the SEC governing the determination of beneficial ownership of securities. Under such rules and regulations, a person is deemed to be a “beneficial owner” of a security if that person has or shares “voting power,” which includes the power to vote or to direct the voting of such security, or “investment power,” which includes the power to dispose of or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities which that person has a right to acquire beneficial ownership of within 60 days. Under these rules and regulations, more than one person may be deemed a beneficial owner of the same securities and a person may be deemed to be a beneficial owner of securities in which he has no economic interest. As of April 15, 2009, the Company had 68,845,477 shares of common stock outstanding.

(2)	Includes 266,666 shares of the Company’s common stock that may be acquired pursuant to options or SARs exercisable or RSUs vesting as of April 15, 2009 or within 60 days thereafter.

(3)	Includes 106,666 shares of the Company’s common stock that may be acquired pursuant to options or SARs exercisable or RSUs vesting as of April 15, 2009 or within 60 days thereafter.

(4)	Includes 56,666 shares of the Company’s common stock that may be acquired pursuant to options or SARs exercisable or RSUs vesting as of April 15, 2009 or within 60 days thereafter.

(5)	Includes 166,741 shares of the Company’s common stock that may be acquired pursuant to options or SARs exercisable or RSUs vesting as of April 15, 2009 or within 60 days thereafter.

(6)	Includes 16,862 shares of the Company’s common stock that may be acquired pursuant to options or SARs exercisable or RSUs vesting as of April 15, 2009 or within 60 days thereafter.

(7)	Includes 1,000 shares of the Company’s common stock that may be acquired pursuant to options or SARs exercisable or RSUs vesting as of April 15, 2009 or within 60 days thereafter.

(8)	Includes 4,500 shares of the Company’s common stock that may be acquired pursuant to options or SARs exercisable or RSUs vesting as of April 15, 2009 or within 60 days thereafter.

(9)	Includes 9,000 shares of the Company’s common stock that may be acquired pursuant to options or SARs exercisable or RSUs vesting as of April 15, 2009 or within 60 days thereafter.

(10)	Includes 12,000 shares of the Company’s common stock that may be acquired pursuant to options or SARs exercisable or RSUs vesting as of April 15, 2009 or within 60 days thereafter.

(11)	Includes 6,000 shares of the Company’s common stock that may be acquired pursuant to options or SARs exercisable or RSUs vesting as of April 15, 2009 or within 60 days thereafter.

(12)	Includes 719,098 shares of the Company’s common stock that may be acquired pursuant to options or SARs exercisable or RSUs vesting as of April 15, 2009 or within 60 days thereafter.

(13)	Doddsville Investments, LLC filed a Schedule 13D/A with the SEC on April 13, 2009 reporting that it beneficially owned 9,033,422 shares of the Company’s common stock as of April 13, 2009, with sole voting and dispositive power over none of those shares and shared voting and dispositive power over all of those shares.

(14)	Wells Fargo & Company filed a Schedule 13G with the SEC on January 12, 2009 reporting that it beneficially owned 7,470,451 shares of the Company’s common stock as of December 31, 2008, with sole voting power over 7,328,089 shares and sole dispositive power over 7,458,155 shares.

(15)	Kevin Douglas filed a Schedule 13G/A with the SEC on April 17, 2009 reporting that he beneficially owned 6,881,825 shares of the Company’s common stock as of April 13, 2009, with sole voting and dispositive power over none of those shares, shared voting power over 4,956,429 of those shares and shared dispositive power over all of those shares.

(16)	Amalgamated Gadget, L.P. filed a Schedule 13G with the SEC on November 24, 2008 reporting that it beneficially owned 5,337,200 shares of the Company’s common stock as of November 24, 2008, with sole voting and dispositive power over all of those shares.

(17)	Kinetics Asset Management, Inc. filed a Schedule 13G with the SEC on February 18, 2009 reporting that it beneficially owned 4,057,071 shares of the Company’s common stock as of December 31, 2008, with sole voting power over all of those shares.

(18)	Jack B. Corwin filed a Schedule 13G/A with the SEC on February 17, 2009 reporting that he beneficially owned 3,616,116 shares of the Company’s common stock as of December 31, 2008, with sole voting and dispositive power over all of those shares.

(19)	Goldman Sachs Asset Management filed a Schedule 13G with the SEC on February 12, 2009 reporting that it beneficially owned 3,540,510 shares of the Company’s common stock as of December 31, 2008, with sole voting and dispositive power over none of those shares and shared voting and dispositive power over all of those shares.

Additional information in response to this Item is incorporated herein by reference to Item 5 of this Annual Report under the heading “Equity Compensation Plan Information.”

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

Compensation Committee Interlocks and Insider Participation; Certain Relationships and Transactions With Related Persons

Messrs. Schultz, Reddin and Williams currently serve as members of the Compensation and Benefits Committee, and Messrs. Schultz (since February 2008), Connors, Williams and Reddin (until February 2008, when he left the Committee to join the Audit and Finance Committee) served as members of the Compensation and Benefits Committee during 2008. No such member of that Committee is or has been an officer or employee of the Company and none had interlocking relationships with any other entities of the type that would be required to be disclosed in this Form 10-K/A.

We or one of our subsidiaries may occasionally enter into transactions with certain “related persons.” Related persons include our executive officers, directors, nominees for directors, 5% or more beneficial owners of our common stock and immediate family members of these persons. We refer to transactions involving amounts in excess of $120,000 and in which the related person has a direct or indirect material interest as “related person transactions.” Each related person transaction must be approved or ratified in accordance with the Company’s written Related Person Transactions Policy by either the Audit and Finance Committee or the Corporate Governance Committee of the Board of Directors.

The reviewing committee considers all relevant factors when determining whether to approve a related person transaction including, without limitation, the following:

•	the size of the transaction and the amount payable to a related person;

•	the nature of the interest of the related person in the transaction;

•	whether the transaction was undertaken in the ordinary course of business; and

•	whether the transaction involves the provision of goods or services to the Company that are available from unrelated third parties and, if so, whether the transaction is on terms and made under circumstances that are at least as favorable to the Company as would be available in comparable transactions with or involving unrelated third parties.

The Company’s Related Person Transactions Policy is available through the “Investor Relations, Corporate Governance” portion of the Company’s website, www.rhd.com.

Independence and Financial Expertise Determinations

The Board of Directors has unanimously determined that Messrs. Bigelow, Kamerschen, Reddin, Rittenmeyer, Schultz, Veit and Williams and Ms. Woodbury neither are affiliated persons of the Company nor do they have any material relationship with the Company, and therefore qualify as independent directors within the meaning of all applicable laws and regulations, including the independence standards of the New York Stock Exchange. As a result, independent directors constitute a majority of the Company’s Board of Directors. In addition, all members of all Committees qualify as independent within the meaning of all applicable laws and regulations, including the independence standards of the New York Stock Exchange. Despite the fact that the Company is not currently listed on the New York Stock Exchange, the Board continues to adhere to the New York Stock Exchange corporate governance standards to the fullest extent possible.

In making these independence determinations, the Board considered all of the automatic bars to independence specified in the respective independence standards of the SEC and the New York Stock Exchange and definitively determined that none of those conditions existed. In addition, the Board considered whether any material relationship beyond the automatic bars existed between the Company and/or its management and/or any of their respective affiliates or family members, on the one hand, and each director or any family member of such director or any entity with which such director or family member of such director was employed or otherwise affiliated, on the other hand. For those directors for whom the Board determined there was a relationship, the Board then considered whether or not the relationship was material or did in fact, or could reasonably be expected to, compromise such director’s independence from management. The Board definitively determined for those directors identified as independent above that either no such relationship existed at all or that any relationship that existed was not material and/or did not so compromise such director’s independence from management.

The Board of Directors has also unanimously determined that Ms. Woodbury and Messrs. Bigelow and Rittenmeyer, each present members of the Audit and Finance Committee, qualify as “audit committee financial experts” and possess “accounting or related financial management expertise” within the meaning of all applicable laws and regulations. In addition, the Board has unanimously determined that all present members of the Audit and Finance Committee are financially literate and, as stated above, independent as that term is used in Item 407(a) of regulation S-K. No member of the Audit and Finance Committee presently serves on three or more public company audit committees.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Generally, the Audit and Finance Committee approves each year the specific types and estimated amounts of all audit and non-audit services that are contemplated to be performed by any independent registered public accounting firm during that calendar year, before any such work commences. The Chairperson of the Audit and Finance Committee may approve other services not prohibited by applicable law or regulation and not previously approved by the Audit and Finance Committee up to $250,000 at any one time. The Chairperson may also approve services previously approved by the Audit and Finance Committee at amounts up to $250,000 higher than previously approved by the Audit and Finance Committee. In either case, the Chairperson will report her approval of such additional services and/or amounts to the Audit and Finance Committee at its next scheduled meeting or at a special meeting which may be called in the absolute discretion of the Chairperson, and such amounts are subject to Committee ratification. The Chairperson may also defer to the Audit and Finance Committee with respect to any such additional services or amounts. The Chairperson and/or the Audit and Finance Committee is authorized to approve such additional non-audit services without limit after they determine that such services will not impair the independence of the independent registered public accounting firm.

Aggregate fees for professional services rendered to the Company by KPMG for the years ended December 31, 2008 and 2007 were as follows:

	2008	2007

Audit Fees	$3,349,883	$2,936,500
Audit-Related Fees	$0	$40,330
Tax Fees	$0	$0
All Other Fees	$0	$0

Total	$3,349,883	$2,976,830

Audit Fees.  Audit fees for the years ended December 31, 2008 and 2007 were for professional services rendered by KPMG for the audits of the consolidated financial statements of the Company, including the audit of internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act, reviews of the financial statements included in the Company’s Quarterly Reports on Form 10-Q, comfort letters, consents and review of other documents filed with the SEC.

Audit-Related Fees.  Audit-related fees for the years ended December 31, 2008 and 2007 were for assurance and related services rendered by KPMG including acquisition due diligence ($0 in 2008 and $40,330 in 2007).

Tax Fees.  There were no fees billed by KPMG for the years ended December 31, 2008 and 2007 for general tax compliance, tax planning and tax advice services .

All Other Fees.  There were no fees billed by KPMG for the years ended December 31, 2008 and 2007 for any other products and services offered by KPMG.

Substantially all of the Audit-Related and Tax services (and in most cases, the related fees) disclosed above were approved by the Committee prior to material substantive work having been performed.

The Audit and Finance Committee engaged the services of Anton Collin Mitchell (“ACM”) for audits of the Company’s employee benefit plans in 2008 and 2007. Fees paid to ACM for the Company’s employee benefit plan audits totaled $167,000 in 2008 and $267,000 in 2007.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized, on the 30th day of April 2009.

R.H. Donnelley Corporation

By:	/s/ David C. Swanson
David C. Swanson,
Chairman and Chief Executive Officer

Exhibit Index

Exhibit No.	Document

31.1	Certification of David C. Swanson, Chairman and Chief Executive Officer of R.H. Donnelley Corporation pursuant to Rule 13a-14 (a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification of Steven M. Blondy, Executive Vice President and Chief Financial Officer of R.H. Donnelley Corporation pursuant to Rule 13a-14 (a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act