Form 10-Q
period 2009-03-31
R H DONNELLEY CORP
filed 2009-05-08
CIK 30419

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑     No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐  No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑
Indicate the number of shares outstanding of the issuer’s classes of common stock, as of the latest practicable date:

Title of class	Shares Outstanding at April 15, 2009
Common Stock, par value $1 per share	68,845,477

R.H. DONNELLEY CORPORATION

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements
R.H. Donnelley Corporation and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)

	March 31,	December 31,
(in thousands, except share data)	2009	2008

Assets
Current Assets
Cash and cash equivalents	$533,301	$131,199
Accounts receivable
Billed	279,024	303,338
Unbilled	770,501	777,684
Allowance for doubtful accounts and sales claims	(50,886)	(53,995)

Net accounts receivable	998,639	1,027,027
Deferred directory costs	163,192	164,248
Short-term deferred income taxes, net	99,047	97,973
Prepaid expenses and other current assets	67,699	95,084

Total current assets	1,861,878	1,515,531

Fixed assets and computer software, net	178,408	188,695
Other non-current assets	154,393	167,222
Intangible assets, net	9,880,887	10,009,261

Total Assets	$12,075,566	$11,880,709

Liabilities and Shareholders’ Deficit

Current Liabilities
Accounts payable and accrued liabilities	$180,650	$216,093
Accrued interest	175,649	181,102
Deferred directory revenues	1,034,025	1,076,271
Current portion of long-term debt	408,568	113,566

Total current liabilities	1,798,892	1,587,032

Long-term debt	9,550,048	9,508,690
Deferred income taxes, net	1,366,072	998,071
Other non-current liabilities	250,888	280,291

Total liabilities	12,965,900	12,374,084

Commitments and contingencies

Shareholders’ Deficit
Common stock, par value $1 per share, authorized — 400,000,000 shares; issued — 88,169,275 shares at March 31, 2009 and December 31, 2008; outstanding — 68,845,060 shares and 68,807,446 shares at March 31, 2009 and December 31, 2008, respectively	88,169	88,169
Additional paid-in capital	2,435,265	2,431,411
Accumulated deficit	(3,085,077)	(2,683,867)
Treasury stock, at cost, 19,324,215 shares at March 31, 2009 and 19,361,829 shares at December 31, 2008	(256,225)	(256,277)
Accumulated other comprehensive loss	(72,466)	(72,811)

Total shareholders’ deficit	(890,334)	(493,375)

Total Liabilities and Shareholders’ Deficit	$12,075,566	$11,880,709

The accompanying notes are an integral part of the condensed consolidated financial statements.

R.H. Donnelley Corporation and Subsidiaries
Condensed Consolidated Statements of Operations and Comprehensive Loss (Unaudited)

	Three months ended
	March 31,
(in thousands, except per share data)	2009	2008

Net revenues	$601,986	$674,654

Expenses:
Production, publication and distribution expenses (exclusive of depreciation and amortization shown separately below)	96,152	109,177
Selling and support expenses	164,883	186,316
General and administrative expenses	34,462	34,889
Depreciation and amortization	142,845	118,263
Impairment charges	—	2,463,615

Total expenses	438,342	2,912,260

Operating income (loss)	163,644	(2,237,606)

Interest expense, net	(198,835)	(195,874)

Loss before income taxes	(35,191)	(2,433,480)

(Provision) benefit for income taxes	(366,019)	810,369

Net loss	$(401,210)	$(1,623,111)

Loss per share:
Basic and Diluted	$(5.83)	$(23.60)

Shares used in computing loss per share:
Basic and Diluted	68,798	68,778

Comprehensive Loss
Net loss	$(401,210)	$(1,623,111)
Unrealized gain (loss) on interest rate swaps, net of tax	328	(27,610)
Benefit plans adjustment, net of tax	17	254

Comprehensive loss	$(400,865)	$(1,650,467)

The accompanying notes are an integral part of the condensed consolidated financial statements.

R.H. Donnelley Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three months ended
	March 31,
(in thousands)	2009	2008

Cash Flows from Operating Activities
Net loss	$(401,210)	$(1,623,111)
Reconciliation of net loss to net cash provided by operating activities:
Impairment charges	—	2,463,615
Depreciation and amortization	142,845	118,263
Deferred income tax provision (benefit)	366,702	(812,114)
Provision for bad debts	37,629	29,782
Stock based compensation expense	3,998	10,816
Interest rate swap ineffectiveness	(6,662)	—
Other non-cash items, net	6,017	(8,414)
Changes in assets and liabilities:
Increase in accounts receivable	(9,241)	(65,666)
Decrease in other assets	32,603	21,622
Decrease in accounts payable and accrued liabilities	(44,254)	(52,918)
(Decrease) increase in deferred directory revenues	(42,246)	26,424
Decrease in other non-current liabilities	(30,046)	(8,363)

Net cash provided by operating activities	56,135	99,936

Cash Flows from Investing Activities
Additions to fixed assets and computer software	(3,937)	(10,118)
Equity investment disposition	—	4,318

Net cash used in investing activities	(3,937)	(5,800)

Cash Flows from Financing Activities
Credit facilities repayments	(21,985)	(91,418)
Revolver borrowings	361,000	215,300
Revolver repayments	—	(232,350)
Repurchase of common stock	—	(6,112)
Increase in checks not yet presented for payment	10,889	4,180
Proceeds from employee stock option exercises	—	89

Net cash provided by (used in) financing activities	349,904	(110,311)

Increase (decrease) in cash and cash equivalents	402,102	(16,175)
Cash and cash equivalents, beginning of year	131,199	46,076

Cash and cash equivalents, end of period	$533,301	$29,901

Supplemental Information:
Cash paid:
Interest, net	$203,304	$214,322

Income taxes, net	$(10)	$551

The accompanying notes are an integral part of the condensed consolidated financial statements.

R.H. Donnelley Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(tabular amounts in thousands, except share and per share data)
1. Business and Basis of Presentation
The interim condensed consolidated financial statements of R.H. Donnelley Corporation and its direct and indirect wholly-owned subsidiaries (the “Company,” “RHD,” “we,” “us” and “our”) have been prepared in accordance with the instructions to Quarterly Report on Form 10-Q and should be read in conjunction with the financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2008. The interim condensed consolidated financial statements include the accounts of RHD and its direct and indirect wholly-owned subsidiaries. As of March 31, 2009, R.H. Donnelley Inc. (“RHDI”), Dex Media, Inc. (“Dex Media”) and Business.com, Inc. (“Business.com”) were our only direct wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated. The results of interim periods are not necessarily indicative of results for the full year or any subsequent period. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair statement of financial position, results of operations and cash flows at the dates and for the periods presented have been included.
We are a leader in local search within the markets in which we do business. Through our Dex® Advantage, customers’ business information is leveraged and marketed through a single profile and distributed via a variety of local search products. The Dex Advantage spans multiple media platforms for local advertisers including print with the Dex directories, which we co-brand with other recognizable brands in the industry, Qwest, Embarq and AT&T, online and mobile devices with dexknows.com®, voice-activated directory search at 1-800-Call-Dex™ and leading search engines and other line sites via Dex Net™. During 2008, Dex serviced more than 600,000 national and local businesses in 28 states.
Going Concern
The Company’s financial statements are prepared using accounting principles generally accepted in the United States applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The accompanying historical consolidated financial statements and interim condensed consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.
The assessment of our ability to continue as a going concern was made by management considering, among other factors: (i) the significant amount of maturing debt obligations commencing on March 31, 2010 and continuing thereafter; (ii) the current global credit and liquidity crisis; (iii) the significant negative impact on our operating results and cash flows from the overall downturn in the global economy and an increase in competition and more fragmentation in the local business search space; (iv) that certain of our credit ratings have been recently downgraded; and (v) that our common stock ceased trading on the New York Stock Exchange (“NYSE”) on December 31, 2008 and is now traded over-the-counter on the Pink Sheets. This is further reflected by our non-cash goodwill impairment charges of $3.1 billion and intangible asset impairment charge of $744.0 million recorded for the year ended December 31, 2008. Management has also considered our projected inability to comply with certain covenants under our debt agreements over the next 12 months. These circumstances and events have increased the risk that we will be unable to continue to satisfy all of our debt obligations when they are required to be performed, and, in management’s view, raise substantial doubt as to whether the Company will be able to continue as a going concern for a reasonable period of time.
Based on current financial projections, we expect to be able to continue to generate cash flow from operations in amounts sufficient to satisfy our interest and principal payment obligations through March 2010. However, such estimates also indicate that our cash flows from operations will not be sufficient to satisfy maturing debt obligations commencing in the second quarter of 2010 and continuing thereafter. We recently announced that we continue to have discussions with our bondholders and major banks regarding a debt restructuring plan. As noted below, the Company recently exercised a 30-day grace period on $54.6 million in interest payments due on its 8.875% Series A-4 Senior Notes due 2017. We may conclude that the optimal manner in which to effect a debt restructuring plan includes our not making these interest payments within 30 days of the due date. Our ability to satisfy our debt repayment obligations will depend in large part on our success in or the terms and conditions of (i) refinancing certain of these obligations through other issuances of debt or equity securities; (ii) amending or restructuring some of the terms, maturities and principal amounts of these obligations; or (iii) effecting other transactions or agreements with holders of such obligations. We could potentially incur payment and/or other defaults on certain of our debt obligations, which, if not waived by our respective lenders, could lead to the acceleration of all or most of our debt obligations.

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
Absent a modification or waiver, we have exceeded a leverage limit determined under the debt incurrence test of the R.H. Donnelley Corporation (“RHDC”) indentures as measured at the end of the first quarter of 2009 and based on our current forecast, will exceed such test through the second quarter of 2010. Exceeding this leverage limit does not constitute an event of default, however RHDC is now contractually prohibited from engaging in any of the following activities: (i) paying dividends and repurchasing capital stock; and (ii) entering into mergers, joint ventures, consolidations, acquisitions, asset dispositions and sale-leaseback transactions.
Based on our current forecast, and absent a modification or waiver, management projects certain of RHDC’s subsidiaries will exceed leverage limits determined under the debt incurrence test of their indentures as early as the third quarter of 2009. The most material impact of the prohibited activities would be the restriction of paying dividends to RHDC. The restrictions on the subsidiaries’ ability to pay dividends to RHDC could result in RHDC being unable to satisfy its debt obligations. Based upon our current forecast, we project that RHDC will be able to satisfy its cash debt obligations through the first quarter of 2010.
However, based on our current forecast, and absent a modification or waiver, the minimum interest coverage and total leverage covenants of the Dex Media West credit facility will not be satisfied when measured as of the third quarter of 2009 and the senior secured leverage covenant of the Dex Media West credit facility will not be satisfied when measured as of the second quarter of 2010. Violation of these covenants would result in an event of default, the consequences of such are discussed below.
Substantially all of RHDI’s and its subsidiaries’ assets, including the capital stock of RHDI and its subsidiaries, are pledged to secure the obligations under RHDI’s senior secured credit facility (“RHDI credit facility”). In addition, the Company is a guarantor of the obligations of RHDI under the RHDI credit facility. Substantially all of the assets of Dex Media East LLC (“Dex Media East”) and Dex Media West LLC (“Dex Media West”) and their subsidiaries, including their equity interests, are pledged to secure the obligations under their respective credit facilities. The failure to comply with the financial covenants contained in the credit facilities would result in one or more events of default, which, if not cured or waived, could require the applicable borrower to repay the borrowings thereunder before their scheduled due dates. If we are unable to make such repayments or otherwise refinance these borrowings, the lenders under the credit facilities could pursue the various default remedies set forth in the credit facility agreements, including executing on the collateral securing the credit facilities. In addition, events of default under the credit facilities may trigger events of default under the indentures governing our and our subsidiaries’ notes.
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

Note 11, “Subsequent Events,” contains a statement that the Company exercised a 30-day grace period on $54.6 million in interest payments due on its 8.875% Series A-4 Senior Notes due 2017. If these interest payments are not paid within the 30-day grace period, the Company would be in default and approximately $3.2 billion in RHDC debt would become callable. In addition, if we fail to make these interest payments within the 30-day grace period, approximately $1.9 billion of RHDI’s debt would become callable, as a default at RHDC would also create a default at RHDI. See Note 11, “Subsequent Events” for additional information.
Significant Financing Developments
On February 13, 2009, the Company borrowed the unused portions under RHDI’s revolving credit facility (the “RHDI Revolver”), Dex Media East’s revolving credit facility (“Dex Media East Revolver”) and Dex Media West’s revolving credit facility (“Dex Media West Revolver”) totaling $174.0 million, $97.0 million and $90.0 million, respectively. The Company made the borrowings under the various revolving credit facilities to preserve its financial flexibility in light of the continuing uncertainty in the global credit markets.
2. Summary of Significant Accounting Policies
Identifiable Intangible Assets and Goodwill
In connection with the Company’s prior business combinations, certain long-term intangible assets were identified in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations (“SFAS No. 141”) and recorded at their estimated fair values. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”), the fair values of the identifiable intangible assets are being amortized over their estimated useful lives in a manner that best reflects the economic benefit derived from such assets. Amortization expense was $128.5 million and $104.0 million for the three months ended March 31, 2009 and 2008, respectively.
In connection with the impairment testing of our definite-lived intangible assets and other long-lived assets at December 31, 2008, we evaluated the remaining useful lives of our intangible assets by considering, among other things, the effects of obsolescence, demand, competition, and other economic factors, including the stability of the industry in which we operate, known technological advances, legislative actions that result in an uncertain or changing regulatory environment, and expected changes in distribution channels. Based on this evaluation, the remaining useful lives of all directory services agreements associated with prior acquisitions were reduced to 33 years effective January 1, 2009 in order to better reflect the period these intangible assets are expected to contribute to our future cash flow. The increase in amortization expense for the three months ended March 31, 2009 is a direct result of reducing the remaining useful lives associated with our directory services agreements, offset by a reduction in amortization expense associated with a revision to the carrying values of our local and national customer relationships subsequent to impairment charges recorded during the fourth quarter of 2008.
Annual amortization expense in 2009 is expected to increase by approximately $98.6 million as a result of the reduction of remaining useful lives associated with our directory services agreements and revision to the carrying values of our local and national customer relationships noted above.
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

The impairment test for our goodwill involved a two step process. The first step involved comparing the fair value of the Company with the carrying amount of its assets and liabilities, including goodwill. The fair value of the Company was determined using a market based approach, which reflects the market value of its debt and equity securities as of March 31, 2008. As a result of our testing, we determined that the Company’s fair value was less than the carrying amount of its assets and liabilities, requiring us to proceed with the second step of the goodwill impairment test. In the second step of the testing process, the impairment loss is determined by comparing the implied fair value of our goodwill to the recorded amount of goodwill. The implied fair value of goodwill is derived from a discounted cash flow analysis for the Company using a discount rate that results in the present value of assets and liabilities equal to the current fair value of the Company’s debt and equity securities. Based upon this analysis, we recognized a non-cash goodwill impairment charge of $2.5 billion during the three months ended March 31, 2008.
As a result of an additional non-cash goodwill impairment charge of $660.2 million recorded during the second quarter of 2008, we have no recorded goodwill at December 31, 2008.
Given the ongoing global credit and liquidity crisis and its significant negative impact on financial markets and the overall economy, the continued decline in our advertising sales and other operating results, downward revisions to our forecasted results, the recent downgrade of certain of our credit ratings and the continued decline in the trading value of our debt securities, we performed impairment tests of our definite-lived intangible assets and other long-lived assets in accordance with SFAS No. 144 as of March 31, 2009. Our testing results of our definite-lived intangible assets and other long-lived assets indicated no further impairment as of March 31, 2009.
If industry and economic conditions in our markets continue to deteriorate, resulting in further declines in advertising sales and operating results, and if the trading value of our debt and equity securities decline further, we will be required to assess the recoverability and useful lives of our long-lived assets and other intangible assets. This could result in additional impairment charges, a reduction of remaining useful lives and acceleration of amortization expense.
Interest Expense and Deferred Financing Costs
Certain costs associated with the issuance of debt instruments are capitalized and included in other non-current assets on the condensed consolidated balance sheets. These costs are amortized to interest expense over the terms of the related debt agreements. The bond outstanding method is used to amortize deferred financing costs relating to debt instruments with respect to which we make accelerated principal payments. Other deferred financing costs are amortized using the effective interest method. Amortization of deferred financing costs included in interest expense was $8.4 million and $5.4 million for the three months ended March 31, 2009 and 2008, respectively.
As a result of the amendment of the RHDI credit facility and the refinancing of the former Dex Media West credit facility on June 6, 2008, the existing interest rate swaps associated with these two debt arrangements having a notional amount of $1.4 billion at March 31, 2009 are no longer highly effective in offsetting changes in cash flows. Accordingly, cash flow hedge accounting treatment under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”) is no longer permitted. Interest expense for the three months ended March 31, 2009 includes a reduction to interest expense of $6.7 million, resulting from the change in the fair value of these interest rate swaps. Prospective gains or losses on the change in the fair value of these interest rate swaps will be reported in earnings as a component of interest expense.
In conjunction with our acquisition of Dex Media on January 31, 2006 (the “Dex Media Merger”) and as a result of purchase accounting required under U.S. generally accepted accounting principles (“GAAP”), we recorded Dex Media’s debt at its fair value on January 31, 2006. We recognize an offset to interest expense in each period subsequent to the Dex Media Merger for the amortization of the corresponding fair value adjustment over the life of the respective debt. The offset to interest expense was $4.7 million and $4.3 million for the three months ended March 31, 2009 and 2008, respectively.
Advertising Expense
We recognize advertising expenses as incurred. These expenses include media, public relations, promotional and sponsorship costs and on-line advertising. Total advertising expense was $16.5 million and $16.7 million for the three months ended March 31, 2009 and 2008, respectively. Total advertising expense for the three months ended March 31, 2009 and 2008 includes $12.8 million and $8.0 million, respectively, of costs associated with traffic purchased and distributed to multiple advertiser landing pages.

Concentration of Credit Risk
Approximately 85% of our directory advertising revenues are derived from the sale of advertising to local small- and medium-sized businesses. Most new advertisers and advertisers desiring to expand their advertising programs are subject to a credit review. We do not require collateral from our advertisers, although we do charge interest to advertisers that do not pay by specified due dates. The remaining approximately 15% of our directory advertising revenues are derived from the sale of advertising to national or large regional chains. Substantially all of the revenues derived through national accounts are serviced through certified marketing representatives (“CMRs”) from which we accept orders. We receive payment for the value of advertising placed in our directories, net of the CMR’s commission, directly from the CMR. While we are still exposed to credit risk, the amount of credit losses from these accounts has historically been less than our credit losses on local accounts because the advertisers, and in some cases the CMRs, tend to be larger companies with greater financial resources than local advertisers.
During the three months ended March 31, 2009, we continue to experience adverse bad debt trends attributable to economic challenges in our markets. Our bad debt expense represented approximately 6.3% of our net revenue for the three months ended March 31, 2009, as compared to 4.4% of our net revenue for the three months ended March 31, 2008.
At March 31, 2009, we had interest rate swap agreements with major financial institutions with a notional amount of $2.2 billion. We are exposed to credit risk in the event that one or more of the counterparties to the agreements does not, or cannot, meet their obligation. The notional amount is used to measure interest to be paid or received and does not represent the amount of exposure to credit loss. Any loss would be limited to the amount that would have been received over the remaining life of the swap agreement. The counterparties to the swap agreements are major financial institutions with credit ratings of AA- or higher.
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
The calculation of basic and diluted EPS is presented below.

	Three Months Ended
	March 31,
	2009	2008

Basic EPS
Net loss	$(401,210)	$(1,623,111)
Weighted average common shares outstanding	68,798	68,778

Basic loss per share	$(5.83)	$(23.60)

Diluted EPS
Net loss	$(401,210)	$(1,623,111)
Weighted average common shares outstanding	68,798	68,778
Dilutive effect of stock awards (1)	—	—

Weighted average diluted shares outstanding	68,798	68,778

Diluted loss per share	$(5.83)	$(23.60)

(1)	Due to the reported net loss for the three months ended March 31, 2009 and 2008, the effect of all stock-based awards was anti-dilutive and therefore not included in the calculation of diluted EPS. For the three months ended March 31, 2009 and 2008, 5.8 million and 6.1 million shares, respectively, of stock-based awards had exercise prices that exceeded the average market price of the Company’s common stock for the respective period.

Stock-Based Awards
We account for stock-based compensation under SFAS No. 123 (R), Share-Based Payment (“SFAS No. 123 (R)”). The Company recorded stock-based compensation expense related to stock-based awards granted under our various employee and non-employee stock incentive plans of $4.0 million and $10.8 million for the three months ended March 31, 2009 and 2008, respectively. The Company did not grant any stock-based awards during the three months ended March 31, 2009.
Fair Value of Financial Instruments
SFAS No. 107, Disclosures About Fair Value of Financial Instruments, requires disclosure of the fair value of financial instruments for which it is practicable to estimate that value. At March 31, 2009 and December 31, 2008, the fair value of cash and cash equivalents, accounts receivable, and accounts payable and accrued liabilities approximated their carrying value based on the short-term nature of these instruments. The Company has utilized quoted market prices, where available, to compute the fair market value of our long-term debt as disclosed in Note 4, “Long-Term Debt.” These estimates of fair value may be affected by assumptions made and, accordingly, are not necessarily indicative of the amounts the Company could realize in a current market exchange.
The Company has adopted the provisions of SFAS No. 157, Fair Value Measurements (“SFAS No. 157”), which defines fair value, establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value and expands disclosures about fair value measurements. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The fair value hierarchy, which gives the highest priority to quoted prices in active markets, is comprised of the following three levels:
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
In accordance with SFAS No. 157, the following table represents our assets and liabilities that are measured at fair value on a recurring basis at March 31, 2009 and the level within the fair value hierarchy in which the fair value measurements are included.

Fair Value Measurements at
March 31, 2009
Using Significant Other
Description	Observable Inputs (Level 2)
Derivatives — Liabilities	$(50,387)
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
Fair value for our derivative instruments was derived using pricing models. Pricing models take into account relevant observable market inputs that market participants would use in pricing the asset or liability. The pricing models used to determine fair value incorporate contract terms (including maturity) as well as other inputs including, but not limited to, interest rate yield curves and the creditworthiness of the counterparty. In accordance with SFAS No. 157, the impact of our own credit rating is also considered when measuring the fair value of liabilities. Our credit rating could have a material impact on the fair value of our derivative instruments, our results of operations or financial condition in a particular reporting period. For the three months ended March 31, 2009, the impact of applying our credit rating in determining the fair value of our derivative instruments was a reduction to our interest rate swap liability of $24.8 million.

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
In February 2008, the Financial Accounting Standards Board (“FASB”) issued Staff Position FAS 157-2, Effective Date of FASB Statement No. 157 (“FSP No. 157-2”), which deferred the effective date of SFAS No. 157 for non-financial assets and liabilities, except for items that are recognized or disclosed at fair value on a recurring basis, to fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. The Company had elected the deferral option permitted by FSP No. 157-2 for its non-financial assets and liabilities initially measured at fair value in prior business combinations including intangible assets and goodwill. The Company adopted the provisions of FSP No. 157-2 effective January 1, 2009, resulting in no material impact to our condensed consolidated financial statements.
Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and certain expenses and the disclosure of contingent assets and liabilities. Actual results could differ materially from those estimates and assumptions. Estimates and assumptions are used in the determination of recoverability of long-lived assets, sales allowances, allowances for doubtful accounts, depreciation and amortization, employee benefit plans expense, restructuring reserves, deferred income taxes and certain assumptions pertaining to our stock-based awards, among others.
New Accounting Pronouncements
We have reviewed accounting pronouncements that were issued as of March 31, 2009, which the Company has not yet adopted, and do not believe that these pronouncements will have a material impact on our financial position or operating results.
3. Restructuring Charges
The table below highlights the activity in our restructuring reserves for the three months ended March 31, 2009.

	2003	2006	2007	2008	2009
	Restructuring	Restructuring	Restructuring	Restructuring	Restructuring
	Actions	Actions	Actions	Actions	Actions	Total

Balance at December 31, 2008	$603	$567	$376	$10,203	$—	$11,749
Additions to reserve charged to earnings	—	—	32	6,713	2,343	9,088
Payments	(46)	(83)	(342)	(12,840)	(2,343)	(15,654)

Balance at March 31, 2009	$557	$484	$66	$4,076	$—	$5,183

During the first quarter of 2009, we initiated a restructuring plan that included outside consulting services to assist with the evaluation of our capital structure, including various balance sheet restructuring alternatives (“2009 Restructuring Actions”). During the three months ended March 31, 2009, we recognized a restructuring charge to earnings associated with the 2009 Restructuring Actions of $2.3 million and made payments of $2.3 million. We anticipate additional charges to earnings associated with the 2009 Restructuring Actions during the remainder of 2009.
During the second quarter of 2008, we initiated a restructuring plan that included planned headcount reductions, consolidation of responsibilities and vacating leased facilities (“2008 Restructuring Actions”) that occurred during 2008 and will continue into 2009. During the three months ended March 31, 2009, we recognized a restructuring charge to earnings associated with the 2008 Restructuring Actions of $6.7 million, primarily related to outside consulting services, severance and vacated leased facilities, and made payments of $12.8 million. We anticipate additional charges to earnings associated with the 2008 Restructuring Actions during the remainder of 2009.
During the year ended December 31, 2007, we initiated a restructuring plan that included planned headcount reductions and consolidation of responsibilities to be effectuated during 2008 (“2007 Restructuring Actions”). During the three months ended March 31, 2009 and 2008, we recognized a restructuring charge to earnings associated with the 2007 Restructuring Actions of less than $0.1 million and $0.4 million, respectively. Severance payments of $0.3 million and $1.2 million were made during the three months ended March 31, 2009 and 2008, respectively, associated with the 2007 Restructuring Actions.
As a result of the Dex Media Merger, we completed a restructuring and vacated certain of our leased Dex Media facilities. The costs associated with these actions are shown in the table above under the caption “2006 Restructuring Actions.” No payments were made with respect to severance during the three months ended March 31, 2009. Payments made with respect to severance during the three months ended March 31, 2008 totaled $0.1 million. Payments made with respect to the vacated leased Dex Media facilities were $0.1 million and $0.5 million during the three months ended March 31, 2009 and 2008, respectively. The remaining lease payments for these facilities will be made through 2016.
In connection with a prior business combination, a liability was established for vacated leased facilities, the costs of which are shown in the table above under the caption “2003 Restructuring Actions.” Payments for the three months ended March 31, 2009 reflect lease payments associated with those facilities. Remaining payments related to the 2003 Restructuring Actions will be made through 2012.
Restructuring charges that are charged to earnings are included in general and administrative expenses on the condensed consolidated statements of operations.
4. Long-Term Debt
The following table presents the fair market value of our long-term debt at March 31, 2009, based on quoted market prices on that date, as well as the carrying value of our long-term debt at March 31, 2009 and December 31, 2008, including $81.5 million and $86.2 million, respectively, of fair value adjustments required by GAAP as a result of the Dex Media Merger. We have experienced a significant decline in the fair market value of our debt based primarily on: (i) the significant amount of maturing debt obligations commencing on March 31, 2010 and continuing thereafter; (ii) the current global credit and liquidity crisis; (iii) the significant negative impact on our operating results and cash flows from the overall downturn in the global economy and an increase in competition and more fragmentation in the local business search space; and (iv) recent downgrades of certain of our credit ratings. Although the fair market value of our debt is based on quoted market prices, there may be limited market depth for these securities such that attributing quoted prices to entire debt tranches may not truly represent the amount at which such debt could be bought or sold.

	Fair Market Value	Carrying Value
	March 31, 2009	March 31, 2009	December 31, 2008

RHD
6.875% Senior Notes due 2013	$10,340	$206,791	$206,791
6.875% Series A-1 Senior Discount Notes due 2013	15,151	303,019	301,862
6.875% Series A-2 Senior Discount Notes due 2013	22,821	456,427	455,204
8.875% Series A-3 Senior Notes due 2016	60,770	1,012,839	1,012,839
8.875% Series A-4 Senior Notes due 2017	73,786	1,229,760	1,229,760

R.H. Donnelley Inc. (“RHDI”)
Credit Facility	775,927	1,511,614	1,341,098
11.75% Senior Notes due 2015	57,802	412,871	412,871

Dex Media, Inc.
8% Senior Notes due 2013	58,646	509,966	510,408
9% Senior Discount Notes due 2013	86,250	770,580	771,488

Dex Media East
Credit Facility	487,640	1,160,000	1,081,500

Dex Media West
Credit Facility	562,600	1,170,000	1,080,000
8.5% Senior Notes due 2010	200,234	392,616	393,883
5.875% Senior Notes due 2011	4,467	8,758	8,761
9.875% Senior Subordinated Notes due 2013	162,675	813,375	815,791

Total RHD Consolidated	2,579,109	9,958,616	9,622,256
Less current portion	216,466	408,568	113,566

Long-term debt	$2,362,643	$9,550,048	$9,508,690

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
Absent a modification or waiver, we have exceeded a leverage limit determined under the debt incurrence test of the RHDC indentures as measured at the end of the first quarter of 2009 and based on our current forecast, will exceed such test through the second quarter of 2010. Exceeding this leverage limit does not constitute an event of default, however RHDC is now contractually prohibited from engaging in any of the following activities: (i) paying dividends and repurchasing capital stock; and (ii) entering into mergers, joint ventures, consolidations, acquisitions, asset dispositions and sale-leaseback transactions.
At March 31, 2009, total outstanding debt under our credit facilities was $3,841.6 million, comprised of $1,511.6 million under the RHDI credit facility, $1,160.0 million under the Dex Media East credit facility and $1,170.0 million under the Dex Media West credit facility.

RHDI
As of March 31, 2009, outstanding balances under the RHDI credit facility totaled $1,511.6 million, comprised of $268.6 million under Term Loan D-1 and $1,069.0 million under Term Loan D-2 and $174.0 million was outstanding under the RHDI Revolver (exclusive of $0.7 million utilized under two standby letters of credit). All Term Loans require quarterly principal and interest payments. The RHDI credit facility provides for an uncommitted Term Loan C for potential borrowings up to $400.0 million, with such proceeds, if borrowed, to be used to fund acquisitions, refinance certain indebtedness or to make certain restricted payments. Term Loans D-1 and D-2 require accelerated amortization beginning in 2010 through final maturity in June 2011. $75.0 million of the RHDI Revolver matures in December 2009, while $100.0 million of the RHDI Revolver matures in June 2011. The weighted average interest rate of outstanding debt under the RHDI credit facility was 6.75% and 6.77% at March 31, 2009 and December 31, 2008, respectively.
Dex Media East
As of March 31, 2009, outstanding balances under the Dex Media East credit facility totaled $1,160.0 million, comprised of $665.0 million under Term Loan A and $398.0 million under Term Loan B and $97.0 million was outstanding under the Dex Media East Revolver (exclusive of $2.6 million utilized under two standby letters of credit). The Dex Media East credit facility also consists of a $200.0 million aggregate principal amount uncommitted incremental facility, in which Dex Media East would have the right, subject to obtaining commitments for such incremental loans, on one or more occasions to increase the Term Loan A, Term Loan B or the Dex Media East Revolver by such amount. The Dex Media East Revolver and Term Loan A will mature in October 2013, and the Term Loan B will mature in October 2014. The weighted average interest rate of outstanding debt under the Dex Media East credit facility was 3.08% and 3.83% at March 31, 2009 and December 31, 2008, respectively.
Dex Media West
As of March 31, 2009, outstanding balances under the Dex Media West credit facility totaled $1,170.0 million, comprised of $130.0 million under Term Loan A and $950.0 million under Term Loan B and $90.0 million was outstanding under the Dex Media West Revolver. The Dex Media West Revolver and Term Loan A will mature in October 2013 and the Term Loan B will mature in October 2014. In the event that more than $25.0 million of Dex Media West’s 9.875% Senior Subordinated Notes due 2013 (or any refinancing or replacement thereof) are outstanding, the Dex Media West Revolver, Term Loan A and Term Loan B will mature on the date that is three months prior to the final maturity of such notes. The Dex Media West credit facility includes an up to $400.0 million uncommitted incremental facility (“Incremental Facility”) that may be incurred as additional revolving loans or additional term loans, subject to obtaining commitments for such loans. The Incremental Facility is fully available if used to refinance the Dex Media West 8.5% Senior Notes due 2010, however is limited to $200.0 million if used for any other purpose. The weighted average interest rate of outstanding debt under the Dex Media West credit facility was 6.97% and 7.10% at March 31, 2009 and December 31, 2008, respectively.
Other
On April 15, 2009, the Company exercised a 30-day grace period on $54.6 million in interest payments due on its 8.875% Series A-4 Senior Notes due 2017. See Note 11, “Subsequent Events” for additional information.
5. Derivative Financial Instruments
In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133 (“SFAS No. 161”). SFAS No. 161 amends SFAS No. 133 and requires enhanced disclosures of derivative instruments and hedging activities such as the fair value of derivative instruments and presentation of gains or losses in tabular format, as well as disclosures regarding credit risks and strategies and objectives for using derivative instruments. SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008 and, as such, the Company adopted the provisions of this standard on January 1, 2009. Although SFAS No. 161 requires enhanced disclosures, its adoption did not impact the Company’s results of operations or financial condition.

The Company accounts for its derivative financial instruments and hedging activities in accordance with SFAS No. 133, as amended by SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, an Amendment of FAS 133 and SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. We do not use derivative financial instruments for trading or speculative purposes and our derivative financial instruments are limited to interest rate swap agreements. The Company utilizes a combination of fixed rate and variable rate debt to finance its operations. The variable rate debt exposes the Company to variability in interest payments due to changes in interest rates. Management believes that it is prudent to mitigate the interest rate risk on a portion of its variable rate borrowings. The Dex Media West and Dex Media East credit facilities require that we maintain hedge agreements to provide a fixed rate on at least 33% of their respective indebtedness. To satisfy our objectives and requirements, the Company has entered into fixed interest rate swap agreements to manage fluctuations in cash flows resulting from changes in interest rates on variable rate debt. The Company has entered into the following interest rate swaps that effectively convert approximately $2.2 billion, or 63%, of the Company’s variable rate debt to fixed rate debt as of March 31, 2009. At March 31, 2009, approximately 35% of our total debt outstanding consists of variable rate debt, excluding the effect of our interest rate swaps. Including the effect of our interest rate swaps, total fixed rate debt comprised approximately 87% of our total debt portfolio as of March 31, 2009. The interest rate swaps mature at varying dates from May 2009 through March 2013.

Effective Dates	Notional Amount		Pay Rates	Maturity Dates
(amounts in millions)
September 7, 2004	$100	(1) (6)	3.750%	September 7, 2009
September 15, 2004	150	(2) (6)	3.884% - 3.910%	September 15, 2009
September 17, 2004	50	(1) (6)	3.740%	September 17, 2009
May 25, 2006	300	(3) (6)	5.326%	May 25, 2009 — May 26, 2009
May 26, 2006	200	(2) (6)	5.2725% -5.275%	May 26, 2009
May 31, 2006	50	(1) (6)	5.312%	May 31, 2009
June 12, 2006	150	(2) (6)	5.27% - 5.279%	June 12, 2009
November 26, 2007	600	(4) (5)	4.1852% - 4.604%	November 26, 2010 — November 26, 2012
February 28, 2008	100	(1) (6)	3.212%	February 28, 2011
March 20, 2008	100	(1) (6)	2.5019%	March 21, 2011
March 31, 2008	100	(1) (5)	3.50%	March 29, 2013
September 23, 2008	150	(1) (6)	3.6172%	September 23, 2010
September 30, 2008	150	(1) (5)	3.955%	September 30, 2011

Total	$2,200

(1)	Consists of one swap.

(2)	Consists of two swaps.

(3)	Consists of three swaps.

(4)	Consists of four swaps.

(5)	Designated as cash flow hedges.

(6)	Undesignated.
Interest rate swaps with a notional value of $850.0 million have been designated as cash flow hedges to hedge three-month LIBOR-based interest payments on $850.0 million of bank debt. As of March 31, 2009, these respective interest rate swaps provided an effective hedge of the three-month LIBOR-based interest payments on $850.0 million of bank debt.

The following table presents the fair value of our designated and undesignated interest rate swaps at March 31, 2009. The fair value of our designated and undesignated interest rate swaps is presented in accounts payable and accrued liabilities and other non-current liabilities on the condensed consolidated statement of financial position at March 31, 2009. The following table also presents the gain recognized in interest expense from ineffective interest rate swaps and (gain) loss recognized in accumulated other comprehensive loss from effective interest rate swaps for the three months ended March 31, 2009.

			(Gain) Loss Recognized
		Gain Recognized in	in Accumulated
	Fair Value	Interest Expense	Other Comprehensive
	Measurements	From Ineffective	Loss From Effective
Interest Rate Swaps	at March 31, 2009	Interest Rate Swaps	Interest Rate Swaps

Designated — Liabilities
Accounts Payable and Accrued Liabilities	$(14,269)	$—	$681
Other Non-Current Liabilities	(20,784)	—	(1,009)

Total Designated — Liabilities	(35,053)	—	(328)

Undesignated — Liabilities
Accounts Payable and Accrued Liabilities	(10,779)	(5,295)	—
Other Non-Current Liabilities	(4,555)	(1,367)	—

Total Undesignated — Liabilities	(15,334)	(6,662)	—

Total Liabilities	$(50,387)	$(6,662)	$(328)

As a result of the ineffective interest rate swaps associated with the amendment of the RHDI credit facility and the refinancing of the former Dex Media West credit facility on June 6, 2008, interest expense for the three months ended March 31, 2009 includes a reduction of $6.7 million resulting from the change in the fair value of these interest rate swaps.
During the three months ended March 31, 2009, the Company reclassified $8.3 million of hedging losses related to our interest rate swaps into earnings. As of March 31, 2009, $18.6 million of deferred losses, net of tax, on derivative instruments recorded in accumulated other comprehensive loss are expected to be reclassified into earnings during the next 12 months. Transactions and events are expected to occur over the next 12 months that may necessitate reclassifying these derivative losses to earnings.
Under the terms of the interest rate swap agreements, the Company receives variable interest based on three-month LIBOR and pays a weighted average fixed rate of 4.34%. The weighted average variable rate received on our interest rate swaps was 1.26% for the three months ended March 31, 2009. These periodic payments and receipts are recorded as interest expense.
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
All derivative financial instruments are recognized as either assets or liabilities on the condensed consolidated balance sheets with measurement at fair value. On a quarterly basis, the fair values of the interest rate swaps are determined based on quoted market prices and, to the extent the swaps provide an effective hedge, the differences between the fair value and the book value of the swaps are recognized in accumulated other comprehensive loss, a component of shareholders’ deficit. For derivative financial instruments that are not designated or do not qualify as hedged transactions, the initial fair value, if any, and any subsequent gains or losses on the change in the fair value are reported in earnings as a component of interest expense. Any gains or losses related to the quarterly fair value adjustments are presented as a non-cash operating activity on the consolidated statements of cash flows.

The Company discontinues hedge accounting prospectively when it is determined that the derivative is no longer highly effective in offsetting changes in the cash flows of the hedged item, the derivative or hedged item is expired, sold, terminated, exercised, or management determines that designation of the derivative as a hedging instrument is no longer appropriate. In situations in which hedge accounting is discontinued, the Company continues to carry the derivative at its fair value on the condensed consolidated balance sheet and recognizes any subsequent changes in its fair value in earnings as a component of interest expense. Any amounts previously recorded to accumulated other comprehensive loss will be amortized to interest expense in the same period(s) in which the interest expense of the underlying debt impacts earnings.
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
See Note 2, “Summary of Significant Accounting Policies — Fair Value of Financial Instruments” for additional information regarding our interest rate swaps.
6. Income Taxes
Internal Revenue Code Section 382 (“Section 382”) imposes limitations on the availability of net operating losses and other corporate tax attributes as ownership changes occur. Under Section 382, potential limitations are triggered when there has been an ownership change, which is generally defined as a greater than 50% change in stock ownership (by value) over a three-year period. The Company has determined that an ownership change occurred as of March 6, 2009 and believes that such change in ownership will restrict its ability to use net operating losses and other corporate tax attributes in the future. Such ownership change does not constitute a change in control under any of the Company’s debt agreements or other contracts.
The Company is currently analyzing the impact Section 382 has on our tax attributes. As of March 31, 2009, the Company has recorded our best estimate of the Section 382 impact on our net operating losses and other tax attributes, which were recorded prior to the change in stock ownership, based on analysis performed to date. As the Company completes our analysis, the amounts recorded could materially change in subsequent periods. The Company has recognized an increase in our deferred tax liability of $375.4 million at March 31, 2009, which directly impacted our deferred tax expense and significantly decreased our effective tax rate for the three months ended March 31, 2009.
The significant change in our effective tax rate for the three months ended March 31, 2009 as compared to the three months ended March 31, 2008 is primarily due to the tax consequences of the Section 382 limitation recorded during the three months ended March 31, 2009, as well as the tax consequences of the non-cash goodwill impairment charge recorded during the three months ended March 31, 2008. The change in our effective tax rate is also attributable to changes in estimates of state tax apportionment factors that impact our effective state tax rates.

The following table summarizes the significant differences between the U.S. Federal statutory tax rate and our effective tax rate, which has been applied to the Company’s loss before income taxes.

	Three Months Ended
	March 31
	2009	2008

Statutory U.S. Federal tax rate	35.0%	35.0%
State and local taxes, net of U.S. Federal tax benefit	2.5	3.1
Non-deductible goodwill impairment charge	—	(4.7)
Other non-deductible expenses	(0.2)	—
Section 382 limitation	(1,066.6)	—
Change in state tax regulations	(6.8)	—
Change in valuation allowance	(0.3)	(0.1)
Other	(3.7)	—

Effective tax rate	(1,040.1)%	(33.3)%

7. Benefit Plans
In accordance with SFAS No. 132, Employers’ Disclosures About Pensions and Other Postretirement Benefits (Revised 2003), the following table provides the components of net periodic benefit cost for the three months ended March 31, 2009 and 2008.

	Pension Benefits		Postretirement Benefits
	Three Months		Three Months
	Ended March 31,		Ended March 31,
	2009	2008	2009	2008

Service cost	$1,441	$3,512	$268	$497
Interest cost	3,608	4,586	759	1,393
Expected return on plan assets	(4,579)	(5,058)	—	—
Amortization of prior service cost	—	49	(2)	167
Amortization of net loss	30	196	—	9

Net periodic benefit cost	$500	$3,285	$1,025	$2,066

Net periodic pension benefit cost for the three months ended March 31, 2009 has declined when compared to the prior corresponding period, due to the freeze of the Company’s defined benefit plans covering non-union employees. In connection with the freeze, all pension plan benefit accruals for non-union plan participants have ceased as of December 31, 2008, however, all plan balances remained intact and interest credits on participant account balances, as well as service credits for vesting and retirement eligibility, continue in accordance with the terms of the respective plans. In addition, supplemental transition credits have been provided to certain plan participants nearing retirement who would otherwise lose a portion of their anticipated pension benefit at age 65 as a result of freezing the current plans. Similar supplemental transition credits have been provided to certain plan participants who were grandfathered under a final average pay formula when the defined benefit plans were previously converted from traditional pension plans to cash balance plans.
Net periodic postretirement benefit cost for the three months ended March 31, 2009 has declined when compared to the prior corresponding period, due to the following curtailment related to non-union employees: (i) the elimination of all non-subsidized access to retiree health care and life insurance benefits effective January 1, 2009, (ii) the elimination of subsidized retiree health care benefits for any Medicare-eligible retirees effective January 1, 2009 and (iii) the phase out of subsidized retiree health care benefits over a three-year period beginning January 1, 2009 (with all non-union retiree health care benefits terminating January 1, 2012). With respect to the phase out of subsidized retiree health care benefits, if an eligible retiree becomes Medicare-eligible at any point in time during the phase out process noted above, such retiree will no longer be eligible for retiree health care coverage.
During the three months ended March 31, 2009 and 2008, the Company made contributions of $22.1 million and $2.0 million, respectively, to its pension plans. During the three months ended March 31, 2009 and 2008, the Company made contributions of $0.8 million and $0.9 million, respectively, to its postretirement plan. We expect to make total contributions of approximately $65.9 million and $6.1 million to our pension plans and postretirement plan, respectively, in 2009.

8. Business Segments
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
We periodically assess our liabilities and contingencies in connection with these matters based upon the latest information available to us. For those matters where it is probable that we have incurred a loss and the loss or range of loss can be reasonably estimated, we record a liability in our condensed consolidated financial statements. In other instances, we are unable to make a reasonable estimate of any liability because of the uncertainties related to both the probable outcome and amount or range of loss. As additional information becomes available, we adjust our assessment and estimates of such liabilities accordingly.
Based on our review of the latest information available, we believe our ultimate liability in connection with pending or threatened legal proceedings will not have a material adverse effect on our results of operations, cash flows or financial position. No material amounts have been accrued in our condensed consolidated financial statements with respect to any such matters.
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

R.H. Donnelley Corporation
Condensed Parent Company Balance Sheets

	March 31,	December 31,
	2009	2008
Assets

Cash and cash equivalents	$2,336	$948
Intercompany, net	11,358	350,490
Affiliate note receivable	8,000	—
Prepaid and other current assets	5,036	6,964

Total current assets	26,730	358,402

Investment in subsidiaries	2,023,307	2,098,154
Fixed assets and computer software, net	7,646	7,844
Other non-current assets	57,576	65,651
Intercompany note receivable	300,000	300,000

Total assets	$2,415,259	$2,830,051

Liabilities and Shareholders’ Deficit

Accounts payable and accrued liabilities	$4,947	$7,978
Accrued interest	83,838	97,025

Total current liabilities	88,785	105,003

Long-term debt	3,208,836	3,206,456
Deferred income taxes, net	3,971	2,928
Other non-current liabilities	4,001	9,039

Shareholders’ deficit	(890,334)	(493,375)

Total liabilities and shareholders’ deficit	$2,415,259	$2,830,051

R.H. Donnelley Corporation
Condensed Parent Company Statements of Operations

	For the Three Months Ended
	March 31,
	2009	2008

Expenses	$5,305	$6,872
Partnership and equity income (loss)	34,663	(2,345,035)

Operating income (loss)	29,358	(2,351,907)
Interest expense, net	(64,549)	(81,573)

Loss before income taxes	(35,191)	(2,433,480)
(Provision) benefit for income taxes	(366,019)	810,369

Net loss	$(401,210)	$(1,623,111)

R.H. Donnelley Corporation
Condensed Parent Company Statements of Cash Flows

	For the Three Months
	Ended March 31,
	2009	2008

Cash flow from operating activities	$(81,269)	$(65,372)
Cash flow from investing activities:
Additions to fixed assets and computer software, net	(757)	(182)
Equity investment disposition	—	4,318

Net cash (used in) provided by investing activities	(757)	4,136

Cash flow from financing activities:
(Decrease) increase in checks not yet presented for payment	(686)	96
Proceeds from employee stock option exercises	—	89
Repurchase of common stock	—	(6,112)
Intercompany loans	(8,000)	—
Dividends from subsidiaries	92,100	49,900

Net cash provided by financing activities	83,414	43,973

Change in cash	1,388	(17,263)
Cash at beginning of year	948	18,900

Cash at end of period	$2,336	$1,637

11. Subsequent Events
On April 15, 2009, the Company exercised a 30-day grace period on $54.6 million in interest payments due on its 8.875% Series A-4 Senior Notes due 2017, while continuing to work on our previously announced plan to restructure all of our long-term debt. Exercising the grace period does not constitute an event of default under the bond indenture or any of our other debt agreements unless we fail to make the interest payments within 30 days of the due date, absent an extension. At this time, the Company has not yet determined whether it will make these interest payments within 30 days of the due date.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Information
Certain statements contained in this Quarterly Report on Form 10-Q regarding our future operating results, performance, business plans or prospects and any other statements not constituting historical fact are “forward-looking statements” subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. Where possible, words such as “believe,” “expect,” “anticipate,” “should,” “will,” “would,” “planned,” “estimated,” “potential,” “goal,” “outlook,” “may,” “predicts,” “could,” or the negative of those words and other comparable expressions, are used to identify such forward-looking statements. All forward-looking statements reflect our current beliefs and assumptions with respect to our future results, business plans and prospects, based on information currently available to us and are subject to significant risks and uncertainties. Accordingly, these statements are subject to significant risks and uncertainties and our actual results, business plans and prospects could differ significantly from those expressed in, or implied by, these statements. We caution readers not to place undue reliance on, and we undertake no obligation to update, other than as imposed by law, any forward-looking statements. Such risks, uncertainties and contingencies include, but are not limited to, statements about R.H. Donnelley Corporation’s (“RHD”) future financial and operating results, RHD’s plans, objectives, expectations and intentions and other statements that are not historical facts. The following factors, among others, could cause actual results to differ from those set forth in the forward-looking statements: (1) our ability to generate sufficient cash to service our significant debt levels; (2) our ability to comply with or obtain modifications or waivers of the financial covenants contained in our debt agreements, and the potential impact to operations and liquidity as a result of restrictive covenants in such debt agreements; (3) our ability to refinance or restructure our debt on reasonable terms and conditions as might be necessary from time to time, particularly in light of the continuing instability in the global credit markets; (4) increasing LIBOR rates; (5) changes in directory advertising spend and consumer usage; (6) regulatory and judicial rulings; (7) competition and other economic conditions; (8) changes in the Company’s and the Company’s subsidiaries’ credit ratings; (9) changes in accounting standards; (10) adverse results from litigation, governmental investigations or tax related proceedings or audits; (11) the effect of labor strikes, lock-outs and negotiations; (12) successful integration and realization of the expected benefits of acquisitions; (13) the continued enforceability of the commercial agreements with Qwest, Embarq and AT&T; (14) our reliance on third-party vendors for various services; and (15) other events beyond our control that may result in unexpected adverse operating results. Additional risks and uncertainties are described in detail in Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2008. Unless otherwise indicated, the terms “Company,” “we,” “us” and “our” refer to R.H. Donnelley Corporation and its direct and indirect wholly-owned subsidiaries.
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
Through our Dex® Advantage, customers’ business information is leveraged and marketed through a single profile and distributed via a variety of local search products. Dex ensures advertisers’ business content and messages are found wherever, whenever and however consumers choose to search.The Dex Advantage spans multiple media platforms for local advertisers including print with the Dex directories, which we co-brand with other recognizable brands in the industry, Qwest, Embarq and AT&T, online and mobile devices with dexknows.com®, voice-activated directory search at 1-800-Call-Dex™ and leading search engines and other line sites via Dex Net™.
We believe our ability to effectively compete in our industry is supported and enhanced by our local marketing consultants, who serve as trusted advisors for marketing support and service in the local markets we serve. Our local marketing consultants work closely with advertisers to first discover their needs and goals, assess their unique situations, and then recommend customized, cost-effective, directional local search solutions to help their businesses grow. Additional factors that support our ability to effectively compete in our industry include:

•	Brand: Our Dex brand provides differentiation and an ability to leverage the capabilities of our print products into other media, such as online and mobile;

•	Advertisers: Strong, long-term relationships with our advertisers;

•	Products: Our multiple media local search solutions target consumers who are closer to making purchase decisions;

•	Channel: We manage a large, established local sales organization; and

•	Content: Our proprietary database contains up-to-date information for more than 600,000 national and local businesses in 28 states and an infrastructure to service these national and local advertisers.
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
In response to these economic challenges, we continue to actively manage expenses and are considering and acting upon a host of initiatives to streamline operations and contain costs. At the same time, we are improving the value we deliver to our advertisers by expanding the number of platforms and media through which we deliver their message to consumers as well as adjusting the pricing to give advertisers more exposure for the same price. We are also committing our sales force to focus on selling the value provided to local businesses through these expanded platforms, including our Dex directories, online and mobile devices, voice-activated directory search and leading search sites. In addition, we continue to invest in our future through initiatives such as new sales force automation, an advertiser self service system and portal, new mobile and voice search platforms and associated employee training. As economic conditions recover in our markets, we believe these investments will drive future revenue growth, thereby enhancing shareholder value.
Given the ongoing global credit and liquidity crisis and the significant negative impact on financial markets, the overall economy and the continued decline in our advertising sales and other operating results and downward revisions to our forecasted results, the recent downgrade of certain of our credit ratings and the continued decline in the trading value of our debt securities, we performed impairment tests of our definite-lived intangible assets and other long-lived assets in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS No. 144”) as of March 31, 2009. Our testing results of our definite-lived intangible assets and other long-lived assets indicated no further impairment as of March 31, 2009.
As a result of the credit and liquidity crisis in the United States and throughout the global financial system, substantial volatility in world capital markets and the banking industry has occurred. Several large banking and financial institutions have received funding from the federal government, been granted government loan guarantees, been taken over by federal regulators, merged with other financial institutions, or have initiated bankruptcy proceedings. These and other events have had a significant negative impact on financial markets, as well as the overall economy. This unprecedented instability may make it difficult for us to access the credit market and to obtain financing or refinancing, as the case may be, on satisfactory terms or at all. In addition, as a result of the global economic instability, our pension plan’s investment portfolio has experienced significant volatility and a decline in fair value during 2008 and into 2009. However, because the values of our pension plan’s individual investments have and will fluctuate in response to changing market conditions, the amount of gains or losses that will be recognized in subsequent periods and the impact on the funded status of the pension plan and future minimum required cash contributions, if any, cannot be determined at this time.
Our collective bargaining agreements with the International Brotherhood of Electrical Workers of America (“IBEW”) and the Communication Workers of America (“CWA”) expire in May 2009 and October 2009, respectively. We intend to engage in good faith bargaining and, as such, the results of those negotiations cannot yet be determined.

Going Concern
Item 1, “Financial Statements — Unaudited” — Note 1, “Business and Basis of Presentation” contains a statement indicating that certain events could impact our ability to continue as a going concern. The assessment of our ability to continue as a going concern was made by management considering, among other factors: (i) the significant amount of maturing debt obligations commencing on March 31, 2010 and continuing thereafter; (ii) the current global credit and liquidity crisis; (iii) the significant negative impact on our operating results and cash flows from the overall downturn in the global economy and an increase in competition and more fragmentation in the local business search space; (iv) that certain of our credit ratings have been recently downgraded; and (v) that our common stock ceased trading on the New York Stock Exchange (“NYSE”) on December 31, 2008 and is now traded over-the-counter on the Pink Sheets. This is further reflected by our non-cash goodwill impairment charges of $3.1 billion and intangible asset impairment charge of $744.0 million recorded for the year ended December 31, 2008. Management has also considered our projected inability to comply with certain covenants under our debt agreements over the next 12 months. These circumstances and events have increased the risk that we will be unable to continue to satisfy all of our debt obligations when they are required to be performed, and, in management’s view, raise substantial doubt as to whether the Company will be able to continue as a going concern for a reasonable period of time.
Based on current financial projections, we expect to be able to continue to generate cash flow from operations in amounts sufficient to satisfy our interest and principal payment obligations through March 2010. However, such estimates also indicate that our cash flows from operations will not be sufficient to satisfy maturing debt obligations commencing in the second quarter of 2010 and continuing thereafter. We recently announced that we continue to have discussions with our bondholders and major banks regarding a debt restructuring plan. As noted below, the Company recently exercised a 30-day grace period on $54.6 million in interest payments due on its 8.875% Series A-4 Senior Notes due 2017. We may conclude that the optimal manner in which to effect a debt restructuring plan includes our not making these interest payments within 30 days of the due date. Our ability to satisfy our debt repayment obligations will depend in large part on our success in or the terms and conditions of (i) refinancing certain of these obligations through other issuances of debt or equity securities; (ii) amending or restructuring some of the terms, maturities and principal amounts of these obligations; or (iii) effecting other transactions or agreements with holders of such obligations. We could potentially incur payment and/or other defaults on certain of our debt obligations, which, if not waived by our respective lenders, could lead to the acceleration of all or most of our debt obligations.
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
Absent a modification or waiver, we have exceeded a leverage limit determined under the debt incurrence test of the R.H. Donnelley Corporation (“RHDC”) indentures as measured at the end of the first quarter of 2009 and based on our current forecast, will exceed such test through the second quarter of 2010. Exceeding this leverage limit does not constitute an event of default, however RHDC is now contractually prohibited from engaging in any of the following activities: (i) paying dividends and repurchasing capital stock; and (ii) entering into mergers, joint ventures, consolidations, acquisitions, asset dispositions and sale-leaseback transactions.

Based on our current forecast, and absent a modification or waiver, management projects certain of RHDC’s subsidiaries will exceed leverage limits determined under the debt incurrence test of their indentures as early as the third quarter of 2009. The most material impact of the prohibited activities would be the restriction of paying dividends to RHDC. The restrictions on the subsidiaries’ ability to pay dividends to RHDC could result in RHDC being unable to satisfy its debt obligations. Based upon our current forecast, we project that RHDC will be able to satisfy its cash debt obligations through the first quarter of 2010.
However, based on our current forecast, and absent a modification or waiver, the minimum interest coverage and total leverage covenants of the Dex Media West credit facility will not be satisfied when measured as of the third quarter of 2009 and the senior secured leverage covenant of the Dex Media West credit facility will not be satisfied when measured as of the second quarter of 2010. Violation of these covenants would result in an event of default, the consequences of such are discussed below.
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
Item 1, “Financial Statements — Unaudited” — Note 11, “Subsequent Events,” contains a statement that the Company exercised a 30-day grace period on $54.6 million in interest payments due on its 8.875% Series A-4 Senior Notes due 2017. If these interest payments are not paid within the 30-day grace period, the Company would be in default and approximately $3.2 billion in RHDC debt would become callable. In addition, if we fail to make these interest payments within the 30-day grace period, approximately $1.9 billion of RHDI’s debt would become callable, as a default at RHDC would also create a default at RHDI. See Item 1, “Financial Statements — Unaudited” — Note 11, “Subsequent Events” for additional information.
Significant Financing Developments
On February 13, 2009, the Company borrowed the unused portions under RHDI’s revolving credit facility (the “RHDI Revolver”), Dex Media East’s revolving credit facility (“Dex Media East Revolver”) and Dex Media West’s revolving credit facility (“Dex Media West Revolver”) totaling $174.0 million, $97.0 million and $90.0 million, respectively. The Company made the borrowings under the various revolving credit facilities to preserve its financial flexibility in light of the continuing uncertainty in the global credit markets.
Segment Reporting
Management reviews and analyzes its business of providing local search solutions as one operating segment.
New Accounting Pronouncements
We have reviewed accounting pronouncements that were issued as of March 31, 2009, which the Company has not yet adopted, and do not believe that these pronouncements will have a material impact on our financial position or operating results.

RESULTS OF OPERATIONS
Three months ended March 31, 2009 and 2008
Net Revenues
The components of our net revenues for the three months ended March 31, 2009 and 2008 were as follows:

	Three months ended March 31,
(amounts in millions)	2009	2008	$ Change	% Change

Gross directory advertising revenues	$608.2	$676.8	$(68.6)	(10.1)%
Sales claims and allowances	(14.2)	(11.8)	(2.4)	(20.3)

Net directory advertising revenues	594.0	665.0	(71.0)	(10.7)
Other revenues	8.0	9.7	(1.7)	(17.5)

Total	$602.0	$674.7	$(72.7)	(10.8)%

Our directory advertising revenues are earned primarily from the sale of advertising in yellow pages directories we publish, net of sales claims and allowances. Directory advertising revenues also include revenues for Internet-based advertising products including online directories, such as dexknows.com, and Dex Net. Directory advertising revenues are affected by several factors, including changes in the quantity and size of advertisements, acquisition of new customers, renewal rates of existing customers, premium advertisements sold, changes in advertisement pricing, the introduction of new products, an increase in competition and more fragmentation in the local business search space and general economic factors. Revenues with respect to print advertising and Internet-based advertising products that are sold with print advertising are recognized under the deferral and amortization method. Revenues related to our print advertising are initially deferred when a directory is published and recognized ratably over the directory’s life, which is typically 12 months. Revenues with respect to our Internet-based advertising products that are sold with print advertising are initially deferred until the service is delivered or fulfilled and recognized ratably over the life of the contract. Revenues with respect to Internet-based services that are not sold with print advertising, such as Dex Net, are recognized as delivered or fulfilled.
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
Gross directory advertising revenues for the three months ended March 31, 2009 decreased $68.6 million, or 10.1%, from the three months ended March 31, 2008. The decline in gross directory advertising revenues for the three months ended March 31, 2009 is primarily due to declines in advertising sales over the past twelve months, primarily as a result of declines in recurring business, mainly driven by reduced consumer confidence and more cautious advertiser spending in our markets given our advertisers’ perception of the economic health of their respective markets, as well as an increase in competition and more fragmentation in the local business search space.
Sales claims and allowances for the three months ended March 31, 2009 increased $2.4 million, or 20.3%, from the three months ended March 31, 2008. The increase in sales claims and allowances for the three months ended March 31, 2009 is primarily due higher claims experience associated with our Internet-based advertising products.
Other revenues for the three months ended March 31, 2009 decreased $1.7 million, or 17.5%, from the three months ended March 31, 2008. Other revenues include late fees received on outstanding customer balances, barter revenues, commissions earned on sales contracts with respect to advertising placed into other publishers’ directories, and sales of directories and certain other advertising-related products.

Advertising sales is a statistical measure and consists of sales of advertising in print directories distributed during the period and Internet-based products and services with respect to which such advertising first appeared publicly during the period. It is important to distinguish advertising sales from net revenues, which under GAAP are recognized under the deferral and amortization method. Advertising sales for the three months ended March 31, 2009 were $598.1 million compared to $718.6 million for the three months ended March 31, 2008. The $120.5 million, or 16.8%, decrease in advertising sales for the three months ended March 31, 2009, is a result of declines in new and recurring business, mainly driven by weaker economic trends, reduced consumer confidence and more cautious advertiser spending in our markets. Advertising sales have also been impacted by an increase in competition and more fragmentation in the local business search space. These declines are partially offset by increases in Internet-based advertising sales. Advertising sales in current periods will be recognized as gross directory advertising revenues in future periods as a result of the deferral and amortization method of revenue recognition.
Expenses
The components of our total expenses for the three months ended March 31, 2009 and 2008 were as follows:

	Three months ended March 31,
(amounts in millions)	2009	2008	$ Change	% Change

Production, publication and distribution expenses	$96.1	$109.2	$(13.1)	(12.0)%
Selling and support expenses	164.9	186.3	(21.4)	(11.5)
General and administrative expenses	34.5	34.9	(0.4)	(1.1)
Depreciation and amortization	142.8	118.3	24.5	20.7
Impairment charges	—	2,463.6	(2,463.6)	N/M

Total	$438.3	$2,912.3	$(2,474.0)	N/M

(N/M: Not Meaningful)
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
Production, Publication and Distribution Expenses
Total production, publication and distribution expenses for the three months ended March 31, 2009 were $96.1 million, compared to $109.2 million for the three months ended March 31, 2008. The primary components of the $13.1 million, or 12.0%, decrease in production, publication and distribution expenses for the three months ended March 31, 2009 were as follows:

Three months ended
March 31, 2009
(amounts in millions)	$ Change

Decreased print, paper and distribution costs	$(6.2)
Decreased internet production costs	(4.1)
Decreased information technology (“IT”) expenses	(2.7)
Increased internet distribution costs	1.6
All other, net	(1.7)

Total decrease in production, publication and distribution expenses for the three months ended March 31, 2009	$(13.1)

During the three months ended March 31, 2009, print, paper and distribution costs declined $6.2 million, compared to the three months ended March 31, 2008. This decline is primarily due to improved efficiencies in the display of advertiser content in our print products, the refinement of our distribution scope across all of our markets and negotiated price reductions in our print expenses. The decrease in print, paper and distribution costs is also a result of declines in recurring business, mainly driven by reduced consumer confidence and more cautious advertiser spending in our markets given our advertisers’ perception of the economic health of their respective markets.
During the three months ended March 31, 2009, internet production costs decreased $4.1 million, compared to the three months ended March 31, 2008, primarily due to a reduction in headcount and outside contractor services.
During the three months ended March 31, 2009, production, publication and distribution related IT expenses decreased $2.7 million, compared to the three months ended March 31, 2008, primarily due to a reduction in headcount and outside contractor services. This decline is also due to additional spending during the three months ended March 31, 2008 associated with our IT infrastructure to support our products and services and enhancements and technical support of multiple production systems as we continued to integrate to a consolidated IT platform.
During the three months ended March 31, 2009, we incurred $1.6 million of additional expenses related to internet distribution costs due to traffic purchased to generate usage for our advertisers’ business associated with increased revenues from our online products and services.
Selling and Support Expenses
Total selling and support expenses for the three months ended March 31, 2009 were $164.9 million, compared to $186.3 million reported for the three months ended March 31, 2008. The primary components of the $21.4 million, or 11.5%, decrease in selling and support expenses for the three months ended March 31, 2009 were as follows:

Three months
ended March 31, 2009
(amounts in millions)	$ Change

Decreased commissions and salesperson costs	$(16.0)
Decreased directory publishing costs	(3.7)
Decreased non-cash stock-based compensation expense under SFAS No. 123 (R)	(2.6)
Decreased marketing expenses	(2.3)
Decreased billing, credit and collection expenses	(1.6)
Increased bad debt expense	7.8
All other, net	(3.0)

Total decrease in selling and support expenses for the three months ended March 31, 2009	$(21.4)

During the three months ended March 31, 2009, commissions and salesperson costs decreased $16.0 million, compared to the three months ended March 31, 2008, primarily due to lower advertising sales as well as headcount reductions and consolidation of responsibilities.
During the three months ended March 31, 2009, directory publishing costs decreased $3.7 million, compared to the three months ended March 31, 2008, primarily due to a reduction in headcount and related expenses resulting from the consolidation of our publishing and graphics operations.
During the three months ended March 31, 2009, selling and support related non-cash stock-based compensation expense under SFAS No. 123 (R) declined $2.6 million, compared to the three months ended March 31, 2008. This decline is primarily due to the fact that the Company did not grant any stock-based awards during the three months ended March 31, 2009 and that existing awards vested during the early part of the first quarter of 2009. Also, additional expense was recognized during the three months ended March 31, 2008 related to vesting of awards granted to retirement or early retirement eligible employees.

During the three months ended March 31, 2009, marketing expenses decreased $2.3 million, compared to the three months ended March 31, 2008, primarily due to headcount reductions and consolidation of responsibilities.
During the three months ended March 31, 2009, billing, credit and collection expenses decreased $1.6 million, compared to the three months ended March 31, 2008, primarily due to lower costs resulting from a change in vendors during the later part of 2008 as well as headcount reductions and consolidation of responsibilities.
During the three months ended March 31, 2009, bad debt expense increased $7.8 million, or 26.3%, compared to the three months ended March 31, 2008, primarily due to higher bad debt provision rates, deterioration in accounts receivable aging categories and increased write-offs, resulting from the adverse impact on our advertisers from the instability of the overall economy and tightening of the credit markets. During the three months ended March 31, 2009, our bad debt expense represented 6.3% of our net revenue, as compared to 4.4% for the three months ended March 31, 2008. If advertisers fail to pay within specified credit terms, we may cancel their advertising in future directories, which could further impact our ability to collect past due amounts as well as adversely impact our advertising sales and revenue growth trends. We expect that these economic challenges will continue in our markets, and, as such, our bad debt experience will continue to be adversely impacted in the foreseeable future.
General and Administrative Expenses
General and administrative (“G&A”) expenses for the three months ended March 31, 2009 were $34.5 million, compared to $34.9 million for the three months ended March 31, 2008. The primary components of the $0.4 million, or 1.1%, decrease in G&A expenses for the three months ended March 31, 2009 were as follows:

Three months
ended March 31, 2009
(amounts in millions)	$ Change

Decreased general corporate expenses	$(4.9)
Decreased non-cash stock-based compensation expense under SFAS No. 123 (R)	(3.3)
Increased restructuring expenses	9.0
All other, net	(1.2)

Total decrease in G&A expenses for the three months ended March 31, 2009	$(0.4)

During the three months ended March 31, 2009, general corporate expenses declined $4.9 million, compared to the three months ended March 31, 2008, primarily due to expense reduction efforts that included headcount reductions and consolidation of responsibilities.
During the three months ended March 31, 2009, G&A related non-cash stock-based compensation expense under SFAS No. 123 (R) declined $3.3 million, compared to the three months ended March 31, 2008. This decline is primarily due to the fact that the Company did not grant any stock-based awards during the three months ended March 31, 2009 and that existing awards vested during the early part of the first quarter of 2009. Also, additional expense was recognized during the three months ended March 31, 2008 related to vesting of awards granted to retirement or early retirement eligible employees.
During the three months ended March 31, 2009, restructuring expenses increased $9.0 million, compared to the three months ended March 31, 2008, primarily due to outside consulting fees, headcount reductions, consolidation of responsibilities and vacated leased facilities.

Depreciation and Amortization
Depreciation and amortization expense for the three months ended March 31, 2009 was $142.8 million, compared to $118.3 million for the three months ended March 31, 2008. Amortization of intangible assets was $128.5 million for the three months ended March 31, 2009, compared to $104.0 million for the three months ended March 31, 2008. In connection with the impairment testing of our definite-lived intangible assets and other long-lived assets at December 31, 2008, we evaluated the remaining useful lives of our intangible assets. Based on this evaluation, the remaining useful lives of all directory services agreements associated with prior acquisitions were reduced to 33 years effective January 1, 2009 in order to better reflect the period these intangible assets are expected to contribute to our future cash flow. The increase in amortization expense for the three months ended March 31, 2009 is a direct result of reducing the remaining useful lives of these directory services agreements, offset by a reduction in amortization expense associated with a revision to the carrying values of our local and national customer relationships subsequent to impairment charges recorded during the fourth quarter of 2008.
Annual amortization expense in 2009 is expected to increase by approximately $98.6 million as a result of the reduction of remaining useful lives associated with our directory services agreements and revision to the carrying values of our local and national customer relationships noted above.
Depreciation of fixed assets and amortization of computer software remained level at $14.3 million for both the three months ended March 31, 2009 and 2008.
Impairment Charges
As a result of the decline in the trading value of our debt and equity securities during the three months ended March 31, 2008 and continuing negative industry and economic trends that directly affected our business, we performed impairment tests as of March 31, 2008 of our goodwill, definite-lived intangible assets and other long-lived assets in accordance with SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”) and SFAS No. 144, respectively. We used estimates and assumptions in our impairment evaluations, including, but not limited to, projected future cash flows, revenue growth and customer attrition rates.
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
The impairment test for our goodwill involved a two step process. The first step involved comparing the fair value of the Company with the carrying amount of its assets and liabilities, including goodwill. The fair value of the Company was determined using a market based approach, which reflects the market value of its debt and equity securities as of March 31, 2008. As a result of our testing, we determined that the Company’s fair value was less than the carrying amount of its assets and liabilities, requiring us to proceed with the second step of the goodwill impairment test. In the second step of the testing process, the impairment loss is determined by comparing the implied fair value of our goodwill to the recorded amount of goodwill. The implied fair value of goodwill is derived from a discounted cash flow analysis for the Company using a discount rate that results in the present value of assets and liabilities equal to the current fair value of the Company’s debt and equity securities. Based upon this analysis, we recognized a non-cash goodwill impairment charge of $2.5 billion during the three months ended March 31, 2008.
As a result of an additional non-cash goodwill impairment charge of $660.2 million recorded during the second quarter of 2008, we have no recorded goodwill at December 31, 2008.
Given the ongoing global credit and liquidity crisis and its significant negative impact on financial markets and the overall economy, the continued decline in our advertising sales and other operating results, downward revisions to our forecasted results, the recent downgrade of certain of our credit ratings and the continued decline in the trading value of our debt securities, we performed impairment tests of our definite-lived intangible assets and other long-lived assets in accordance with SFAS No. 144 as of March 31, 2009. Our testing results of our definite-lived intangible assets and other long-lived assets indicated no further impairment as of March 31, 2009.

If industry and economic conditions in our markets continue to deteriorate, resulting in further declines in advertising sales and other operating results, and if the trading value of our debt and equity securities decline further, we will be required to assess the recoverability and useful lives of our long-lived assets and other intangible assets. This could result in additional impairment charges, a reduction of remaining useful lives and acceleration of amortization expense.
Operating Income (Loss)
Operating income (loss) for the three months ended March 31, 2009 and 2008 was as follows:

	Three months ended March 31,
(amounts in millions)	2009	2008	$ Change	% Change

Total	$163.6	$(2,237.6)	$2,401.2	N/M

Operating income for the three months ended March 31, 2009 was $163.6 million, compared to an operating loss of $(2.2) billion for the three months ended March 31, 2008. The change to operating income for the three months ended March 31, 2009 from operating loss for the three months ended March 31, 2008 is primarily due to the non-cash goodwill impairment charge recorded during the three months ended March 31, 2008 noted above, as well as the revenue and expense trends described above.
Interest Expense, Net
Net interest expense for the three months ended March 31, 2009 was $198.8 million, and includes $8.4 million of non-cash amortization of deferred financing costs. Net interest expense for the three months ended March 31, 2008 was $195.9 million, and includes $5.4 million of non-cash amortization of deferred financing costs. Interest expense for the three months ended March 31, 2009 includes a reduction of $6.7 million resulting from the change in the fair value of ineffective interest rate swaps that resulted from the amendment of the RHDI credit facility and the refinancing of the former Dex Media West credit facility on June 6, 2008.
The increase in net interest expense of $2.9 million, or 1.5%, for the three months ended March 31, 2009 is primarily due to a reduction in interest income associated with our interest rate swaps due to a decline in interest rates and additional interest expense associated with borrowing the unused portions of our revolving credit facilities on February 13, 2009. The increase in net interest expense for the three months ended March 31, 2009 is offset by a reduction in outstanding debt from the prior corresponding period due to the financing transactions conducted during the later half of 2008, as well as a reduction in interest expense related to ineffective interest rate swaps noted above.
In conjunction with the Dex Media Merger and as a result of purchase accounting required under GAAP, we recorded Dex Media’s debt at its fair value on January 31, 2006. We recognize an offset to interest expense each period for the amortization of the corresponding fair value adjustment over the life of the respective debt. The offset to interest expense was $4.7 million for the three months ended March 31, 2009, compared to $4.3 million for the three months ended March 31, 2008.
Income Taxes
Internal Revenue Code Section 382 (“Section 382”) imposes limitations on the availability of net operating losses and other corporate tax attributes as ownership changes occur. Under Section 382, potential limitations are triggered when there has been an ownership change, which is generally defined as a greater than 50% change in stock ownership (by value) over a three-year period. The Company has determined that an ownership change occurred as of March 6, 2009 and believes that such change in ownership will restrict its ability to use net operating losses and other corporate tax attributes in the future.
The Company is currently analyzing the impact Section 382 has on our tax attributes. As of March 31, 2009, the Company has recorded our best estimate of the Section 382 impact on our net operating losses and other tax attributes, which were recorded prior to the change in stock ownership, based on analysis performed to date. As the Company completes our analysis, the amounts recorded could materially change in subsequent periods. The Company has recognized an increase in our deferred tax liability of $375.4 million at March 31, 2009, which directly impacted our deferred tax expense and significantly decreased our effective tax rate for the three months ended March 31, 2009.

The significant change in our effective tax rate for the three months ended March 31, 2009 as compared to the three months ended March 31, 2008 is primarily due to the tax consequences of the Section 382 limitation recorded during the three months ended March 31, 2009, as well as the tax consequences of the non-cash goodwill impairment charge recorded during the three months ended March 31, 2008. The change in our effective tax rate is also attributable to changes in estimates of state tax apportionment factors that impact our effective state tax rates.
Net Loss and Loss Per Share
Net loss for the three months ended March 31, 2009 of $(401.2) million compares to net loss of $(1.6) billion for the three months ended March 31, 2008. The decrease in net loss for the three months ended March 31, 2009 is primarily due to the non-cash goodwill impairment charge recorded during the three months ended March 31, 2008 noted above, as well as the revenue and expense trends described above.
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
See Note 2, “Summary of Significant Accounting Policies,” in Part I — Item 1 of this Quarterly Report on Form 10-Q for further details and computations of the basic and diluted EPS amounts. For the three months ended March 31, 2009, basic and diluted EPS was $(5.83) compared to basic and diluted EPS of $(23.60) for the three months ended March 31, 2008. Because of our reported net loss for the three months ended March 31, 2009 and 2008, the calculation of diluted EPS was anti-dilutive compared to basic EPS. Diluted EPS cannot be greater (or less of a loss) than basic EPS. Therefore, reported basic EPS and diluted EPS were the same for the three months ended March 31, 2009 and 2008.

LIQUIDITY AND CAPITAL RESOURCES
Debt
The following table presents the fair market value of our long-term debt at March 31, 2009, based on quoted market prices on that date, as well as the carrying value of our long-term debt at March 31, 2009 and December 31, 2008, including $81.5 million and $86.2 million, respectively, of fair value adjustments required by GAAP as a result of the Dex Media Merger. We have experienced a significant decline in the fair market value of our debt based primarily on: (i) the significant amount of maturing debt obligations commencing on March 31, 2010 and continuing thereafter; (ii) the current global credit and liquidity crisis; (iii) the significant negative impact on our operating results and cash flows from the overall downturn in the global economy and an increase in competition and more fragmentation in the local business search space; and (iv) recent downgrades of certain of our credit ratings. Although the fair market value of our debt is based on quoted market prices, there may be limited market depth for these securities such that attributing quoted prices to entire debt tranches may not truly represent the amount at which such debt could be bought or sold.

	Fair Market Value	Carrying Value
	March 31, 2009	March 31, 2009	December 31, 2008

RHD
6.875% Senior Notes due 2013	$10,340	$206,791	$206,791
6.875% Series A-1 Senior Discount Notes due 2013	15,151	303,019	301,862
6.875% Series A-2 Senior Discount Notes due 2013	22,821	456,427	455,204
8.875% Series A-3 Senior Notes due 2016	60,770	1,012,839	1,012,839
8.875% Series A-4 Senior Notes due 2017	73,786	1,229,760	1,229,760

R.H. Donnelley Inc. (“RHDI”)
Credit Facility	775,927	1,511,614	1,341,098
11.75% Senior Notes due 2015	57,802	412,871	412,871

Dex Media, Inc.
8% Senior Notes due 2013	58,646	509,966	510,408
9% Senior Discount Notes due 2013	86,250	770,580	771,488

Dex Media East
Credit Facility	487,640	1,160,000	1,081,500

Dex Media West
Credit Facility	562,600	1,170,000	1,080,000
8.5% Senior Notes due 2010	200,234	392,616	393,883
5.875% Senior Notes due 2011	4,467	8,758	8,761
9.875% Senior Subordinated Notes due 2013	162,675	813,375	815,791

Total RHD Consolidated	2,579,109	9,958,616	9,622,256
Less current portion	216,466	408,568	113,566

Long-term debt	$2,362,643	$9,550,048	$9,508,690

On February 13, 2009, the Company borrowed the unused portions under RHDI’s revolving credit facility (the “RHDI Revolver”), Dex Media East’s revolving credit facility (“Dex Media East Revolver”) and Dex Media West’s revolving credit facility (“Dex Media West Revolver”) totaling $174.0 million, $97.0 million and $90.0 million, respectively. The Company made the borrowings under the various revolving credit facilities to preserve its financial flexibility in light of the continuing uncertainty in the global credit markets.

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
Absent a modification or waiver, we have exceeded a leverage limit determined under the debt incurrence test of the RHDC indentures as measured at the end of the first quarter of 2009 and based on our current forecast, will exceed such test through the second quarter of 2010. Exceeding this leverage limit does not constitute an event of default, however RHDC is now contractually prohibited from engaging in any of the following activities: (i) paying dividends and repurchasing capital stock; and (ii) entering into mergers, joint ventures, consolidations, acquisitions, asset dispositions and sale-leaseback transactions.
At March 31, 2009, total outstanding debt under our credit facilities was $3,841.6 million, comprised of $1,511.6 million under the RHDI credit facility, $1,160.0 million under the Dex Media East credit facility and $1,170.0 million under the Dex Media West credit facility.
RHDI
As of March 31, 2009, outstanding balances under the RHDI credit facility, totaled $1,511.6 million, comprised of $268.6 million under Term Loan D-1 and $1,069.0 million under Term Loan D-2 and $174.0 million was outstanding under the RHDI Revolver (exclusive of $0.7 million utilized under two standby letters of credit). All Term Loans require quarterly principal and interest payments. The RHDI credit facility provides for an uncommitted Term Loan C for potential borrowings up to $400.0 million, with such proceeds, if borrowed, to be used to fund acquisitions, refinance certain indebtedness or to make certain restricted payments. Term Loans D-1 and D-2 require accelerated amortization beginning in 2010 through final maturity in June 2011. $75.0 million of the RHDI Revolver matures in December 2009, while $100.0 million of the RHDI Revolver matures in June 2011. The weighted average interest rate of outstanding debt under the RHDI credit facility was 6.75% and 6.77% at March 31, 2009 and December 31, 2008, respectively.
Dex Media East
As of March 31, 2009, outstanding balances under the Dex Media East credit facility totaled $1,160.0 million, comprised of $665.0 million under Term Loan A and $398.0 million under Term Loan B and $97.0 million was outstanding under the Dex Media East Revolver (exclusive of $2.6 million utilized under two standby letters of credit). The Dex Media East credit facility also consists of a $200.0 million aggregate principal amount uncommitted incremental facility, in which Dex Media East would have the right, subject to obtaining commitments for such incremental loans, on one or more occasions to increase the Term Loan A, Term Loan B or the Dex Media East Revolver by such amount. The Dex Media East Revolver and Term Loan A will mature in October 2013, and the Term Loan B will mature in October 2014. The weighted average interest rate of outstanding debt under the Dex Media East credit facility was 3.08% and 3.83% at March 31, 2009 and December 31, 2008, respectively.

Dex Media West
As of March 31, 2009, outstanding balances under the Dex Media West credit facility totaled $1,170.0 million, comprised of $130.0 million under Term Loan A and $950.0 million under Term Loan B and $90.0 million was outstanding under the Dex Media West Revolver. The Dex Media West Revolver and Term Loan A will mature in October 2013 and the Term Loan B will mature in October 2014. In the event that more than $25.0 million of Dex Media West’s 9.875% Senior Subordinated Notes due 2013 (or any refinancing or replacement thereof) are outstanding, the Dex Media West Revolver, Term Loan A and Term Loan B will mature on the date that is three months prior to the final maturity of such notes. The new Dex Media West credit facility includes an up to $400.0 million uncommitted incremental facility (“Incremental Facility”) that may be incurred as additional revolving loans or additional term loans, subject to obtaining commitments for such loans. The Incremental Facility is fully available if used to refinance the Dex Media West 8.5% Senior Notes due 2010, however is limited to $200.0 million if used for any other purpose. The weighted average interest rate of outstanding debt under the Dex Media West credit facility was 6.97% and 7.10% at March 31, 2009 and December 31, 2008, respectively.
Impact of Purchase Accounting
As a result of the Dex Media Merger and in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations (“SFAS No. 141”), we were required to record Dex Media’s outstanding debt at its fair value as of the date of the Dex Media Merger, and as such, a fair value adjustment was established at January 31, 2006. This fair value adjustment is amortized as a reduction of interest expense over the remaining term of the respective debt agreements using the effective interest method and does not impact future scheduled interest or principal payments. Amortization of the fair value adjustment included as a reduction of interest expense was $4.7 million and $4.3 million for the three months ended March 31, 2009 and 2008, respectively. As of March 31, 2009, $81.5 million of the fair value adjustment remains unamortized as shown in the following table.

			Long-Term
		Long-	Debt at March
	Unamortized	Term Debt	31, 2009
	Fair Value	Carrying	Excluding
	Adjustment at	Value at	Unamortized
	March 31,	March 31,	Fair Value
(amounts in millions)	2009	2009	Adjustment

Dex Media, Inc. 8% Senior Notes	$9,966	509,966	$500,000
Dex Media, Inc. 9% Senior Discount Notes	12,168	770,580	758,412
Dex Media West 8.5% Senior Notes	7,616	392,616	385,000
Dex Media West 5.875% Senior Notes	38	8,758	8,720
Dex Media West 9.875% Senior Subordinated Notes	51,725	813,375	761,650

Total Dex Media Outstanding Debt at January 31, 2006	$81,513	$2,495,295	$2,413,782

Subsequent Events
On April 15, 2009, the Company exercised a 30-day grace period on $54.6 million in interest payments due on its 8.875% Series A-4 Senior Notes due 2017, while continuing to work on our previously announced plan to restructure all of our long-term debt. Exercising the grace period does not constitute an event of default under the bond indenture or any of our other debt agreements unless we fail to make the interest payments within 30 days of the due date, absent an extension. At this time, the Company has not yet determined whether it will make these interest payments within 30 days of the due date.
Impact of Economic Instability on Prospective Pension Funding
As a result of the credit and liquidity crisis in the United States and throughout the global financial system, substantial volatility in world capital markets and the banking industry has occurred. This volatility and other events have had a significant negative impact on financial markets, as well as the overall economy. As a result of the global economic instability, our pension plan’s investment portfolio has experienced significant volatility and a decline in fair value during 2008 and into 2009. However, because the values of our pension plan’s individual investments have and will fluctuate in response to changing market conditions, the amount of gains or losses that will be recognized in subsequent periods and the impact on the funded status of the pension plan and future minimum required contributions, if any, cannot be determined at this time.

Liquidity and Cash Flows
Our primary sources of liquidity are cash flows generated from operations and borrowings under the revolving portions of our credit facilities. We expect that our primary liquidity requirements will be to fund operations and service the Company’s indebtedness. Our ability to meet our debt service requirements will be dependent on our ability to generate sufficient cash flows from operations. Our primary sources of cash flows will consist mainly of cash receipts from the sale of advertising in our yellow pages and from our online products and services and can be impacted by, among other factors, general economic conditions, an increase in competition and more fragmentation in the local business search space, consumer confidence and the level of demand for our advertising products and services.
Based on current financial projections, we expect to be able to continue to generate cash flows from operations in amounts sufficient to fund our operations and capital expenditures, as well as meet our debt service requirements and satisfy our interest and principal payment obligations through March 2010. However, such estimates also indicate that our cash flows from operations will not be sufficient to satisfy maturing debt obligations commencing in the second quarter of 2010 and continuing thereafter. We recently announced that we continue to have discussions with our bondholders and major banks regarding a debt restructuring plan. As noted in Item 1, “Financial Statements — Unaudited” — Note 11, “Subsequent Events,” the Company recently exercised a 30-day grace period on $54.6 million in interest payments due on its 8.875% Series A-4 Senior Notes due 2017. We may conclude that the optimal manner in which to effect a debt restructuring plan includes our not making these interest payments within 30 days of the due date.
We can make no assurances that our business will generate sufficient cash flows from operations to enable us to fund our operations and capital expenditures, meet all debt service requirements, pursue all of our strategic initiatives, or for other purposes. Furthermore, the unprecedented instability in the financial markets may make it difficult for us to obtain financing or refinancing, as the case may be, on satisfactory terms or at all. From time to time we may purchase our equity and/or debt securities and/or our subsidiaries’ debt securities through privately negotiated transactions, open market purchases or otherwise depending on, among other things, the availability of funds, alternative investments and market conditions. In addition, from time to time we may prepay certain of our subsidiaries’ term debt, or portions thereof, depending on, among other things, availability of funds and market conditions.
See Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” — “Recent Trends Related to Our Business” and “Going Concern” for additional information related to trends and uncertainties with respect to our business and our ability to continue to operate as a going concern.
Primarily as a result of our business combinations, we have a significant amount of debt. Aggregate outstanding debt as of March 31, 2009 was $10.0 billion (including fair value adjustments of $81.5 million required by GAAP as a result of the Dex Media Merger).
During the three months ended March 31, 2009, we made scheduled principal payments of $22.0 million under our credit facilities. Revolver borrowings of $361.0 million were made during the three months ended March 31, 2009 and no payments were made.
For the three months ended March 31, 2009, we made aggregate net cash interest payments of $203.3 million. At March 31, 2009, we had $533.3 million of cash and cash equivalents, which includes $361.0 million from borrowings under the revolver portions of our credit facilities, and before checks not yet presented for payment of $21.6 million.

Cash provided by operating activities was $56.1 million for the three months ended March 31, 2009. Key contributors to operating cash flow include the following:
•	$(401.2) million in net loss.

•	$550.4 million of net non-cash items primarily consisting of $366.7 million in deferred income taxes, $142.8 million of depreciation and amortization, $37.6 million in bad debt provision, of which $28.4 million relates to the change in net accounts receivable, $6.0 million in other non-cash items and $4.0 million of stock-based compensation expense, offset by a reduction in interest expense of $6.7 million associated with ineffective interest rate swaps.

•	$51.4 million net use of cash from a decrease in deferred directory revenues of $42.2 million due to lower advertising sales and an increase in accounts receivable of $9.2 million, representing the increase in accounts receivable net of the provision for bad debts of $37.6 million, due to deterioration in accounts receivable aging categories, which has been driven by weaker economic conditions. The change in deferred revenues and accounts receivable are analyzed together given the fact that when a directory is published, the annual billable value of that directory is initially deferred and unbilled accounts receivable are established. Each month thereafter, typically one twelfth of the billing value is recognized as revenues and billed to customers.

•	$32.6 million net source of cash from a decrease in other assets, consisting of a $24.3 million decrease in prepaid directory costs resulting from publication seasonality as well as a $8.3 million decrease in other current and non-current assets, primarily relating to deferred commissions, print, paper and delivery costs and changes in the fair value of the Company’s interest rate swap agreements.

•	$44.3 million net use of cash from a decrease in accounts payable and accrued liabilities, primarily reflecting a $13.3 million decrease in trade accounts payable resulting from timing of invoice processing versus payment thereon, a $5.5 million decrease in accrued interest payable on outstanding debt and a $25.5 million decrease in other accrued liabilities.

•	$30.0 million decrease in other non-current liabilities, including pension and postretirement long-term liabilities.
Cash used in investing activities for the three months ended March 31, 2009 was $3.9 million and includes the following:
•	$3.9 million used to purchase fixed assets, primarily computer equipment, software and leasehold improvements.
Cash provided by financing activities for the three months ended March 31, 2009 was $349.9 million and includes the following:
•	$22.0 million in scheduled principal payments on term loans under our credit facilities.
•	$361.0 million in borrowings under our revolvers. The Company made the borrowings under the various revolving credit facilities to preserve its financial flexibility in light of the continuing uncertainty in the global credit markets.
•	$10.9 million in the increased balance of checks not yet presented for payment.

Cash provided by operating activities was $99.9 million for the three months ended March 31, 2008. Key contributors to operating cash flow include the following:
•	$(1,623.1) million in net loss, which includes the impact of the non-cash goodwill impairment charge.

•	1,651.5 million of net non-cash items consisting of the non-cash goodwill impairment charge of $2,463.6 million, offset by $(812.1) million in deferred income taxes, which includes the tax impact of the non-cash goodwill impairment charge.

•	$150.5 million of other net non-cash items primarily consisting of $118.3 million of depreciation and amortization, $29.8 million in bad debt provision and $10.8 million of stock-based compensation expense, partially offset by $(8.4) million in other non-cash items, primarily related to the amortization of deferred financing costs and amortization of the fair value adjustments required by GAAP as a result of the Dex Media Merger, which reduced interest expense.

•	$39.3 million net use of cash from an increase in accounts receivable of $65.7 million due to an increase in days outstanding of customer balances and deterioration in accounts receivable aging categories, which has been driven by weaker economic conditions, as well as publication cycle seasonality, offset by an increase in deferred directory revenues of $26.4 million. The change in deferred revenues and accounts receivable are analyzed together given the fact that when a directory is published, the annual billable value of that directory is initially deferred and unbilled accounts receivable are established. Each month thereafter, typically one twelfth of the billing value is recognized as revenues and billed to customers.

•	$21.6 million net source of cash from a decrease in other assets, primarily consisting of a $34.3 million decrease in prepaid directory costs resulting from publication seasonality, offset by a $12.7 million increase in other current and non-current assets, primarily relating to deferred commissions, print, paper and delivery costs and changes in the fair value of the Company’s interest rate swap agreements.

•	$52.9 million net use of cash from a decrease in accounts payable and accrued liabilities, primarily reflecting a $41.9 million decrease in accrued interest payable on outstanding debt resulting from interest payments of $247.8 million, partially offset by $205.9 million in accruals during the period, and a $41.0 million decrease in trade accounts payable resulting from timing of invoice processing versus payment thereon, offset by a $30.0 million increase in accrued liabilities, which include accrued salaries and related bonuses and accrued income taxes.

•	$8.4 million decrease in other non-current liabilities, including pension and postretirement long-term liabilities.
Cash used by investing activities for the three months ended March 31, 2008 was $5.8 million and includes the following:
•	$10.1 million used to purchase fixed assets, primarily computer equipment, software and leasehold improvements.

•	$4.3 million in cash proceeds from the disposition of an equity investment in the fourth quarter of 2007, which were received in January 2008.

Cash used by financing activities for the three months ended March 31, 2008 was $110.3 million and includes the following:
•	$91.4 million in principal payments on term loans under our credit facilities. Of this amount, $31.4 million represents scheduled principal payments and $60.0 million represents principal payments made on an accelerated basis, at our option, from available cash flow generated from operations.

•	$215.3 million in borrowings under our revolvers, used primarily to fund temporary working capital requirements.

•	$232.4 million in principal payments on our revolvers.

•	$6.1 million used to repurchase our common stock. This use of cash pertains to common stock repurchases made during 2007 that had not settled as of December 31, 2007.

•	$4.2 million in the increased balance of checks not yet presented for payment.

•	$0.1 million in proceeds from the exercise of employee stock options.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk and Risk Management
The RHDI credit facility and the Dex Media West and Dex Media East credit facilities each bear interest at variable rates and, accordingly, our earnings and cash flow are affected by changes in interest rates. The Dex Media West and Dex Media East credit facilities require that we maintain hedge agreements to provide a fixed rate on at least 33% of their respective indebtedness.
The Company has entered into interest rate swaps that effectively convert approximately $2.2 billion, or 63%, of the Company’s variable rate debt to fixed rate debt as of March 31, 2009. At March 31, 2009, approximately 35% of our total debt outstanding consists of variable rate debt, excluding the effect of our interest rate swaps. Including the effect of our interest rate swaps, total fixed rate debt comprised approximately 87% of our total debt portfolio as of March 31, 2009. The interest rate swaps mature at varying dates from May 2009 through March 2013.
Under the terms of the agreements, the Company receives variable interest based on three-month LIBOR and pays a weighted average fixed rate of 4.34%. The weighted average variable rate received on our interest rate swaps was 1.26% for the three months ended March 31, 2009. These periodic payments and receipts are recorded as interest expense.
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
As a result of the amendment of the RHDI credit facility and the refinancing of the former Dex Media West credit facility on June 6, 2008, the existing interest rate swaps associated with these two debt arrangements having a notional amount of $1.4 billion at March 31, 2009 are no longer highly effective in offsetting changes in cash flows. Accordingly, these interest rate swaps became ineffective on June 6, 2008 and cash flow hedge accounting treatment under Statement of Financial Accounting Standards (“SFAS”) No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”) is no longer permitted. Interest expense for the three months ended March 31, 2009 includes a reduction to interest expense of $6.7 million resulting from the change in the fair value of these interest rate swaps. Prospective gains or losses on the change in the fair value of these interest rate swaps will be reported in earnings as a component of interest expense.
At March 31, 2009, interest rate swaps with a notional amount of $850.0 million have been designated as cash flow hedges and provided an effective hedge of the three-month LIBOR-based interest payments on $850.0 million of bank debt.

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
Item 4. Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures
Management conducted an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of March 31, 2009. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of March 31, 2009, due to a material weakness in internal control over financial reporting related to certain deferred income tax assets and liabilities and the resulting current and deferred income tax expense and related footnote disclosures that was identified and reported as a material weakness in our Annual Report on Form 10-K for the year ended December 31, 2008. As of March 31, 2009, this material weakness in internal control over financial reporting has not been remediated.
(b) Changes in Internal Controls
Other than changes relating to the material weakness in internal control over financial reporting noted above, there have not been any changes in the Company’s internal controls over financial reporting during the Company’s most recent fiscal quarter that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
(c) Remediation Plan for Material Weakness in Internal Control Over Financial Reporting
The Company’s disclosure controls and procedures were not effective as of March 31, 2009 due to a material weakness in internal control over financial reporting related to certain deferred income tax assets and liabilities and the resulting current and deferred income tax expense and related footnote disclosures that was identified and reported as a material weakness in our Annual Report on Form 10-K for the year ended December 31, 2008. As of March 31, 2009, this material weakness in internal control over financial reporting has not been remediated.

The Company has developed the following plan to remediate the material weakness in internal control over financial reporting described above:
•	During 2008, the Company began to implement, and during 2009 it intends to fully implement controls to formalize its evaluation of deferred income tax balances including a comprehensive reconciliation between deferred income tax balances determined on a basis in conformity with U.S. generally accepted accounting principles for financial reporting purposes and those determined for tax reporting purposes;

•	During 2008, the Company began to implement, and during 2009 it intends to fully implement an acceleration of the timing of certain tax review activities, including apportionment and allocation for income tax reporting purposes, during the financial statement closing process;

•	The Company intends to improve documentation and institute more formalized review of tax positions taken, with senior management and external experts, to ensure proper evaluation and accounting treatment of complex tax issues; and

•	The Company intends to evaluate and supplement and/or train internal resources, as necessary, and evaluate external experts.
We anticipate the actions described above and resulting improvements in controls will strengthen our internal control over financial reporting and will address the related material weakness identified as of December 31, 2008 that has remained as a material weakness as of March 31, 2009. However, because the institutionalization of the internal control processes requires repeatable process execution, and because many of these additional controls rely extensively on manual review and approval, the successful execution of these controls, for at least several quarters, may be required prior to management being able to definitively conclude that the material weakness has been fully remediated.

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
We periodically assess our liabilities and contingencies in connection with these matters based upon the latest information available to us. For those matters where it is probable that we have incurred a loss and the loss or range of loss can be reasonably estimated, we record a liability in our condensed consolidated financial statements. In other instances, we are unable to make a reasonable estimate of any liability because of the uncertainties related to both the probable outcome and amount or range of loss. As additional information becomes available, we adjust our assessment and estimates of such liabilities accordingly.
Based on our review of the latest information available, we believe our ultimate liability in connection with pending or threatened legal proceedings will not have a material adverse effect on our results of operations, cash flows or financial position. No material amounts have been accrued in our condensed consolidated financial statements with respect to any such matters.

Item 6. Exhibits

Exhibit No.	Document

3.2*	Fifth Amended and Restated R. H. Donnelley Corporation Bylaws (as amended and in effect as of April 14, 2009)

10.1*	Amendment No. 1, dated as of March 9, 2009, to Amended and Restated Employment Agreement, dated as of December 31, 2008, by and between the Company and David C. Swanson

10.2*	Amendment No. 1, dated as of March 9, 2009, to Amended and Restated Employment Agreement, dated as of December 31, 2008, by and between the Company and Steven M. Blondy

10.3*	R.H. Donnelley Corporation 2009 Long-Term Incentive Plan for Executive Officers

31.1*	Certification of Quarterly Report on Form 10-Q for the period ended March 31, 2009 by David C. Swanson, Chairman and Chief Executive Officer of R.H. Donnelley Corporation under Section 302 of the Sarbanes-Oxley Act

31.2*	Certification of Quarterly Report on Form 10-Q for the period ended March 31, 2009 by Steven M. Blondy, Executive Vice President and Chief Financial Officer of R.H. Donnelley Corporation under Section 302 of the Sarbanes-Oxley Act

32.1*	Certification of Quarterly Report on Form 10-Q for the period ended March 31, 2009 under Section 906 of the Sarbanes-Oxley Act by David C. Swanson, Chairman and Chief Executive Officer, and Steven M. Blondy, Executive Vice President and Chief Financial Officer, for R.H. Donnelley Corporation

*	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

R.H. DONNELLEY CORPORATION
Date: May 8, 2009	By:	/s/ Steven M. Blondy
Steven M. Blondy
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ Robert S. Lowrey
Robert S. Lowrey
Assistant Vice President, Assistant Controller and Interim Chief Accounting Officer (Interim Principal Accounting Officer)

Exhibit Index

Exhibit No.	Document

3.2*	Fifth Amended and Restated R. H. Donnelley Corporation Bylaws (as amended and in effect as of April 14, 2009)

10.1*	Amendment No. 1, dated as of March 9, 2009, to Amended and Restated Employment Agreement, dated as of December 31, 2008, by and between the Company and David C. Swanson

10.2*	Amendment No. 1, dated as of March 9, 2009, to Amended and Restated Employment Agreement, dated as of December 31, 2008, by and between the Company and Steven M. Blondy

10.3*	R.H. Donnelley Corporation 2009 Long-Term Incentive Plan for Executive Officers

31.1*	Certification of Quarterly Report on Form 10-Q for the period ended March 31, 2009 by David C. Swanson, Chairman and Chief Executive Officer of R.H. Donnelley Corporation under Section 302 of the Sarbanes-Oxley Act

31.2*	Certification of Quarterly Report on Form 10-Q for the period ended March 31, 2009 by Steven M. Blondy, Executive Vice President and Chief Financial Officer of R.H. Donnelley Corporation under Section 302 of the Sarbanes-Oxley Act

32.1*	Certification of Quarterly Report on Form 10-Q for the period ended March 31, 2009 under Section 906 of the Sarbanes-Oxley Act by David C. Swanson, Chairman and Chief Executive Officer, and Steven M. Blondy, Executive Vice President and Chief Financial Officer, for R.H. Donnelley Corporation

*	Filed herewith.