Form 10-Q
period 2009-06-30
R H DONNELLEY CORP
filed 2009-08-04
CIK 30419

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑
Indicate the number of shares outstanding of the issuer’s classes of common stock, as of the latest practicable date:

Title of class	Shares Outstanding at July15, 2009
Common Stock, par value $1 per share	68,924,438

R.H. DONNELLEY CORPORATION

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements
R.H. Donnelley Corporation and Subsidiaries
Debtor and Debtor-In-Possession as of May 28, 2009
Condensed Consolidated Balance Sheets (Unaudited)

	June 30,	December 31,
(in thousands, except share data)	2009	2008

Assets
Current Assets
Cash and cash equivalents	$406,947	$131,199
Accounts receivable
Billed	267,205	303,338
Unbilled	734,796	777,684
Allowance for doubtful accounts and sales claims	(50,240)	(53,995)

Net accounts receivable	951,761	1,027,027
Deferred directory costs	165,662	164,248
Short-term deferred income taxes, net	51,743	97,973
Prepaid expenses and other current assets	62,764	95,084

Total current assets	1,638,877	1,515,531

Fixed assets and computer software, net	170,502	188,695
Other non-current assets	75,491	167,222
Intangible assets, net	9,752,562	10,009,261

Total Assets	$11,637,432	$11,880,709

Liabilities and Shareholders’ Deficit

Current Liabilities Not Subject to Compromise
Accounts payable and accrued liabilities	$125,716	$216,093
Accrued interest	5,028	181,102
Deferred directory revenues	978,007	1,076,271
Current portion of long-term debt	592,023	113,566

Total current liabilities not subject to compromise	1,700,774	1,587,032

Long-term debt	3,023,411	9,508,690
Deferred income taxes, net	1,077,172	998,071
Other non-current liabilities	356,049	280,291

Total liabilities not subject to compromise	6,157,406	12,374,084

Liabilities subject to compromise	6,430,031	—

Commitments and contingencies

Shareholders’ Deficit
Common stock, par value $1 per share, authorized - 400,000,000 shares; issued - 88,169,275 shares at June 30, 2009 and December 31, 2008; outstanding - 68,923,948 shares and 68,807,446 shares at June 30, 2009 and December 31, 2008, respectively	88,169	88,169
Additional paid-in capital	2,437,994	2,431,411
Accumulated deficit	(3,160,559)	(2,683,867)
Treasury stock, at cost, 19,245,327 shares at June 30, 2009 and 19,361,829 shares at December 31, 2008	(256,146)	(256,277)
Accumulated other comprehensive loss	(59,463)	(72,811)

Total shareholders’ deficit	(950,005)	(493,375)

Total Liabilities and Shareholders’ Deficit	$11,637,432	$11,880,709

The accompanying notes are an integral part of the condensed consolidated financial statements.

R.H. Donnelley Corporation and Subsidiaries
Debtor and Debtor-In-Possession as of May 28, 2009
Condensed Consolidated Statements of Operations and Comprehensive Loss (Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
(in thousands, except per share data)	2009	2008	2009	2008

Net revenues	$565,628	$663,750	$1,167,615	$1,338,404

Expenses:
Production and distribution expenses (exclusive of depreciation and amortization shown separately below)	88,499	103,453	184,651	212,630
Selling and support expenses	172,184	175,591	337,068	361,906
General and administrative expenses	18,765	30,109	53,227	64,998
Depreciation and amortization	142,322	119,544	285,167	237,807
Impairment charges	—	660,239	—	3,123,854

Total expenses	421,770	1,088,936	860,113	4,001,195

Operating income (loss)	143,858	(425,186)	307,502	(2,662,791)

Interest expense, net	(161,469)	(234,230)	(360,305)	(430,104)

Gain on debt transactions, net	—	159,160	—	159,160

Loss before reorganization items, net and income taxes	(17,611)	(500,256)	(52,803)	(2,933,735)

Reorganization items, net	(70,781)	—	(70,781)	—

Loss before income taxes	(88,392)	(500,256)	(123,584)	(2,933,735)

(Provision) benefit for income taxes	12,910	161,352	(353,108)	971,721

Net loss	$(75,482)	$(338,904)	$(476,692)	$(1,962,014)

Loss per share:
Basic and diluted	$(1.10)	$(4.93)	$(6.92)	$(28.51)

Shares used in computing loss per share:
Basic and diluted	68,918	68,812	68,892	68,811

Comprehensive Loss
Net loss	$(75,482)	$(338,904)	$(476,692)	$(1,962,014)
Unrealized (loss) gain on interest rate swaps, net of tax	(4,212)	51,991	(3,884)	24,381
Benefit plans adjustment, net of tax	17,215	259	17,232	514

Comprehensive loss	$(62,479)	$(286,654)	$(463,344)	$(1,937,119)

The accompanying notes are an integral part of the condensed consolidated financial statements.

R.H. Donnelley Corporation and Subsidiaries
Debtor and Debtor-In-Possession as of May 28, 2009
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six months ended
	June 30,
(in thousands)	2009	2008

Cash Flows from Operating Activities
Net loss	$(476,692)	$(1,962,014)
Reconciliation of net loss to net cash provided by operating activities:
Impairment charges	—	3,123,854
Gain on debt transactions, net	—	(159,160)
Depreciation and amortization	285,167	237,807
Deferred income tax provision (benefit)	352,668	(974,588)
Provision for bad debts	80,582	64,153
Stock based compensation expense	6,806	16,327
Change in fair value of interest rate swaps	(2,110)	38,443
Other non-cash items, net	20,727	26,493
Non-cash reorganization items, net	20,318	—
Changes in assets and liabilities:
Increase in accounts receivable	(5,316)	(128,851)
Decrease in other assets	38,212	25,090
Increase (decrease) in accounts payable and accrued liabilities	47,824	(71,266)
(Decrease) increase in deferred directory revenues	(98,264)	36,491
(Decrease) increase in other non-current liabilities	(93,300)	3,484

Net cash provided by operating activities	176,622	276,263

Cash Flows from Investing Activities
Additions to fixed assets and computer software	(9,846)	(30,304)
Equity investment disposition	—	4,318

Net cash used in investing activities	(9,846)	(25,986)

Cash Flows from Financing Activities
Additional borrowings under credit facilities, net of costs	—	1,018,699
Credit facilities repayments	(229,415)	(1,191,244)
Revolver borrowings	361,000	373,100
Revolver repayments	(18,749)	(396,150)
Debt issuance costs in connection with debt transactions	—	(8,497)
Repurchase of common stock	—	(6,112)
Decrease in checks not yet presented for payment	(3,864)	(4,234)
Proceeds from employee stock option exercises	—	94

Net cash provided by (used in) financing activities	108,972	(214,344)

Increase in cash and cash equivalents	275,748	35,933
Cash and cash equivalents, beginning of year	131,199	46,076

Cash and cash equivalents, end of period	$406,947	$82,009

Supplemental Information:
Cash paid:
Interest, net	$282,839	$378,435

Income taxes, net	$1,062	$1,629

Non-cash financing activities:
Reduction of debt from debt transactions	$—	$(172,804)

The accompanying notes are an integral part of the condensed consolidated financial statements.

R.H. Donnelley Corporation and Subsidiaries
Debtor and Debtor-In-Possession as of May 28, 2009
Notes to Condensed Consolidated Financial Statements (Unaudited)
(tabular amounts in thousands, except share and per share data)
1. Business and Basis of Presentation
The interim condensed consolidated financial statements of R.H. Donnelley Corporation and its direct and indirect wholly-owned subsidiaries (the “Company,” “RHD,” “we,” “us” and “our”) have been prepared in accordance with the instructions to Quarterly Report on Form 10-Q and should be read in conjunction with the financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2008. The interim condensed consolidated financial statements include the accounts of RHD and its direct and indirect wholly-owned subsidiaries. As of June 30, 2009, R.H. Donnelley Inc. (“RHDI”), Dex Media, Inc. (“Dex Media”), Business.com, Inc. (“Business.com”) and RHD Service LLC (“RHD Service”) were our only direct wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated. The results of interim periods are not necessarily indicative of results for the full year or any subsequent period. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair statement of financial position, results of operations and cash flows at the dates and for the periods presented have been included.
We are a leader in local search within the markets in which we do business. Through our Dex® Advantage, customers’ business information is collected and marketed through a single profile and distributed via a variety of local search products. Dex Advantage spans multiple media platforms for local advertisers including print with the Dex directories, which we co-brand with other recognizable brands in the industry, Qwest, Embarq and AT&T, online and mobile devices with dexknows.com ®, voice-activated directory search at 1-800-Call-Dex™ and leading search engines and other online sites via DexNet™.
Certain prior period amounts included in the condensed consolidated statement of operations and condensed consolidated statement of cash flows have been reclassified to conform to the current period’s presentation.
Chapter 11 Bankruptcy Proceedings and Plan of Reorganization
Filing of Voluntary Petitions in Chapter 11
On May 28, 2009 (the “Petition Date”), the Company filed voluntary petitions for Chapter 11 relief under Title 11 of the United States Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”) in order to consummate a balance sheet restructuring. The cases are being jointly administered under the caption In re: R.H. Donnelley, Corporation, et al., Case No. 09-11833 (the “Chapter 11 Cases”). Promptly after filing the Chapter 11 petitions, the Company began notifying all known current or potential creditors of the commencement of the Chapter 11 Cases.
We intend to use the Chapter 11 Cases to consummate a balance sheet restructuring, resulting in a less leveraged capital structure that is better aligned with the ongoing cash flows of our business.
During the pendency of the Chapter 11 Cases, the Company is operating its business as debtors-in-possession under the jurisdiction of the Bankruptcy Court and in accordance with applicable provisions of the Bankruptcy Code and the orders of the Bankruptcy Court. We expect to continue to operate in the normal course of business during the reorganization process. Unless otherwise authorized by the Bankruptcy Court, the Bankruptcy Code prohibits the Company from making payments to creditors on account of pre-petition claims. Vendors are, however, being paid for goods furnished and services provided after the Petition Date in the ordinary course of business. However, operating in bankruptcy imposes significant risks on our business and we cannot predict whether or when we will successfully emerge from bankruptcy.
Commencement of Chapter 11 Cases
As of the Petition Date, all pending litigation wherein the Company is named as a defendant is generally stayed by operation of the Bankruptcy Code and absent further order of the Bankruptcy Court, no party, subject to certain exceptions, may take any action, also subject to certain exceptions, to recover on pre-petition claims against the Company.

On the same day that we filed our voluntary petitions, we also filed a motion seeking procedural consolidation of the Chapter 11 Cases for ease of administration, which order was granted by the Bankruptcy Court on June 1, 2009. The Bankruptcy Court also granted certain other motions in substantially the manner requested seeking typical “first day” relief to ensure that we were able to transition into the Chapter 11 process with as little disruption to our business as possible and to enable our business to function in the ordinary course while the Chapter 11 Cases were pending. The most significant of these granted “first day” motions authorized us to (i) pay pre-petition wages and other benefits to our employees; (ii) honor pre-petition customer obligations and continue customer programs; (iii) pay certain pre-petition claims of shippers, warehouseman and other lien claimants; (iv) make payments to certain pre-petition vendors that were vital to our uninterrupted operations; (v) pay and set aside amounts to adequately assure payment to providers of utility service; (vi) pay certain pre-petition tax claims; (vii) pay certain pre-petition insurance claims; (viii) continue use of our existing cash management system and bank accounts and (ix) use cash collateral with the consent of our secured lenders.
As required by the Bankruptcy Code, the United States Trustee for the District of Delaware appointed an official committee of unsecured creditors on June 11, 2009. In addition, an unofficial ad hoc committee of note holders is represented in the Chapter 11 Cases.
The Company continues to generate positive operating cash flows. If this trend continues, debtor-in-possession financing is not likely to be required as a result of our Chapter 11 bankruptcy filing. However, the Company has incurred and will continue to incur significant costs associated with reorganization. These costs are being expensed as incurred and are included in reorganization items, net on the condensed consolidated statements of operations for the three and six months ended June 30, 2009.
Proposed Plan of Reorganization
On July 27, 2009, we filed a proposed joint plan of reorganization with the Bankruptcy Court (the “Plan”), together with a disclosure statement in respect of the Plan (the “Disclosure Statement”). A plan of reorganization sets forth the means for satisfying claims against and equity interests in the debtor. The consummation of a plan of reorganization is the principal objective of a Chapter 11 reorganization case.
Certain salient economic terms of the Plan, which are subject in all respects to the specific terms and definitions set forth in the Plan, include, but are not limited to, the following: (i) elimination of approximately $6.4 billion of indebtedness, including the payment of $715.0 million of secured indebtedness, and $500.0 million of annual interest expense; (ii) payment to the pre-petition secured lenders of the Company of approximately $675.0 million of debt paydown, including $200.0 million paid down pre-petition, in addition to scheduled amortization and interest payments that are subject to future Company cash flows; (iii) the exchange of all pre-petition publicly issued unsecured note debt for (a) 100% of the reorganized RHD equity that is subject to dilution pursuant to a stock-based management incentive plan, which is expected to permit equity-based compensation in an amount of not less than 10% of the fully diluted RHD equity, if approved in accordance with the Plan and (b) in the case of the holders of the Dex Media West LLC (“Dex Media West”) 8.5% Senior Notes due 2010 and 5.875% Senior Notes due 2011, $300.0 million of new seven-year RHD unsecured notes on a pro rata basis in addition to their share of the reorganized RHD equity; (iv) the obligations of the lenders under the RHDI revolving credit facility (the “RHDI Revolver”) to make additional advances terminated on the Petition Date and the outstanding loans under the RHDI Revolver will be converted to a term loan with a maturity date of October 2014 and an interest rate of LIBOR plus 625 basis points (“bps”), subject to a reduction upon satisfaction of a specified financial covenant threshold, and the current RHDI term loans will be amended to extend the maturity date to October 2014 with an interest rate of LIBOR plus 625 bps, subject to a reduction upon satisfaction of a specified financial covenant threshold; (v) the obligations of the lenders under the Dex Media East LLC (“Dex Media East”) revolving credit facility (“Dex Media East Revolver”) to make additional advances terminated on the Petition Date, and the outstanding loans under the Dex Media East Revolver will be converted to a term loan with a maturity date of October 2014 and an interest rate of LIBOR plus 250 bps, subject to reductions upon satisfaction of certain financial covenant thresholds, the current Dex Media East Term Loan A will be amended to extend the maturity date to October 2014 and increase the interest rate to LIBOR plus 250 bps, subject to reductions upon satisfaction of certain financial covenant thresholds, and the Dex Media East Term Loan B will be amended to increase the interest rate to LIBOR plus 250 bps, subject to reductions upon satisfaction of certain financial covenant thresholds; (vi) the obligations of the lenders under the Dex Media West revolving credit facility (“Dex Media West Revolver”) to make additional advances terminated on the Petition Date and the outstanding loans under the Dex Media West Revolver will be converted to a term loan with a maturity date of October 2014 and an interest rate of LIBOR plus 450 bps, subject to reductions upon satisfaction of certain financial covenant thresholds, the current Dex Media West Term Loan A will be amended to extend the maturity date to October 2014 and increase the interest rate to LIBOR plus 450 bps, subject to reductions upon satisfaction of certain financial covenant thresholds, and the Dex Media West Term Loan B will be amended to increase the interest rate to LIBOR plus 450 bps, subject to reductions upon satisfaction of certain financial covenant thresholds; and (vii) enhancement of the collateral and guarantees of the Dex Media East, Dex Media West and RHDI secured debt. As of emergence, the Company’s proposed Plan would, if adopted in its present form, result in consolidated debt of approximately $3.4 billion, of which $3.1 billion would be secured.
On May 29, 2009, the Company announced that it had reached pre-petition agreements in principle with a substantial majority of its unsecured noteholders and a substantial majority of the Company’s pre-petition secured lenders on a restructuring plan. The terms of the Company’s restructuring plan are evidenced by (i) Support Agreements dated as of May 21, 2009 and executed by the Company and lenders holding in excess of two-thirds in principal amount and one-half in number of claims under each of the RHDI, Dex Media East, and Dex Media West pre-petition credit facilities and (ii) the Restructuring Support Agreement dated as of May 28, 2009 executed by the Company and noteholders holding in excess of a majority of the aggregate principal amount of the pre-petition unsecured note debt (together, the “Plan Support Agreements”). The Plan is consistent with the terms and conditions of the Plan Support Agreements and applicable related term sheets. The Plan Support Agreements, together with the applicable terms sheets, form the basis for the Plan. There can be no assurance, however, that the Plan will be approved by all requisite holders of claims or interests or by the Bankruptcy Court or that all conditions precedent to the implementation of the Plan will be satisfied. Each Plan Support Agreement is subject to certain material conditions. Moreover, each Plan Support Agreement may be terminated upon the occurrence of certain events, including if the Plan is not confirmed by the Bankruptcy Court by January 15, 2010.
Going Concern
The Company’s financial statements are prepared using accounting principles generally accepted in the United States applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The accompanying historical consolidated financial statements and interim condensed consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded assets or to the amounts classified as liabilities or any other adjustments that might be necessary if the Company is unable to continue as a going concern.
The assessment of our ability to continue as a going concern was made by management considering, among other factors: (i) our Chapter 11 bankruptcy filing on May 28, 2009, (ii) the current global credit and liquidity crisis; (iii) the significant negative impact on our operating results and cash flows from the overall downturn in the global economy and an increase in competition and more fragmentation in the local business search market; (iv) that certain of our credit ratings have been recently downgraded; and (v) that our common stock ceased trading on the New York Stock Exchange (“NYSE”) on December 31, 2008 and is now traded over-the-counter on the Pink Sheets. These considerations are further reflected by our goodwill impairment charges of $3.1 billion and intangible asset impairment charge of $744.0 million recorded for the year ended December 31, 2008. In management’s view, these circumstances and events raise substantial doubt as to whether the Company will be able to continue as a going concern for a reasonable period of time.
Accounting Matters
The filing of the Chapter 11 petitions constituted an event of default under the indentures governing the Company’s senior notes, senior discount notes and senior subordinated notes (collectively the “notes in default”) and the debt obligations under those instruments became automatically and immediately due and payable, although any actions to enforce such payment obligations are automatically stayed under the applicable bankruptcy law. Based on the bankruptcy petitions, the notes in default are included in liabilities subject to compromise on the condensed consolidated balance sheet at June 30, 2009.
The filing of the Chapter 11 petitions also constituted an event of default under the Company’s credit facilities. However, based upon the Plan, these secured lenders would receive 100% principal recovery and scheduled amortization and interest subsequent to the filing of the Chapter 11 petitions. In addition, substantially all of RHDI’s and its subsidiaries’ assets, including the capital stock of RHDI and its subsidiaries, are pledged to secure the obligations under RHDI’s senior secured credit facility (“RHDI credit facility”) and substantially all of the assets of Dex Media East and Dex Media West and their respective subsidiaries, including their equity interests, are pledged to secure the obligations under their respective credit facilities. Lastly, the Company is a guarantor of the obligations of RHDI under the RHDI credit facility. The Company has determined that the fair value of the collateral securing these credit facilities exceeds the book value of such credit facilities, including accrued interest and interest rate swap liabilities associated with the credit facilities, and therefore, the credit facilities are excluded from liabilities subject to compromise on the condensed consolidated balance sheet at June 30, 2009.
As a result of filing the Chapter 11 petitions, certain interest rate swaps with a notional amount of $850.0 million were terminated by the respective counterparties and, as such, are no longer deemed financial instruments to be remeasured at fair value under Statement of Financial Accounting Standards (“SFAS”) No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”). As of June 30, 2009, these interest rate swaps have not been settled and, as such, a liability of $29.9 million is recognized in accounts payable and accrued liabilities on the condensed consolidated balance sheet at June 30, 2009. In addition, as a result of filing the Chapter 11 petitions, Dex Media East interest rate swaps with a notional amount of $500.0 million at June 30, 2009, which includes $400.0 million that have been terminated and $100.0 million still outstanding, are no longer highly effective in offsetting changes in cash flows. Accordingly, cash flow hedge accounting treatment under SFAS No. 133 is no longer permitted.
For periods subsequent to the Chapter 11 bankruptcy filing, the American Institute of Certified Public Accountant’s Statement of Position 90-7, Financial Reporting by Entities in Reorganization Under the Bankruptcy Code (“SOP 90-7”), has been applied in preparing the condensed consolidated financial statements. SOP 90-7 requires that the financial statements distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Accordingly, certain expenses including professional fees, realized gains and losses and provisions for losses that are realized from the reorganization and restructuring process will be classified as reorganization items on the condensed consolidated statement of operations. Additionally, on the condensed consolidated balance sheet, liabilities are segregated between liabilities not subject to compromise and liabilities subject to compromise. Liabilities subject to compromise are reported at their pre-petition amounts or current unimpaired values, even if they may be settled for lesser amounts.
The accompanying condensed consolidated financial statements do not purport to reflect or provide for the consequences of the Chapter 11 bankruptcy proceeding. In particular, the financial statements do not purport to show (i) as to assets, their realizable value on a liquidation basis or their availability to satisfy liabilities; (ii) as to pre-petition liabilities, the amounts that may be allowed for claims or contingencies, or the status and priority thereof; (iii) as to shareholders’ deficit accounts, the effects of any changes that may be made in the Company’s capitalization; or (iv) as to operations, the effects of any changes that may be made to the Company’s business.
Other Significant Financing Developments
On May 28, 2009 and in conjunction with the Plan, the Company repaid an aggregate of $200.0 million in principal on outstanding balances owed under the RHDI credit facility, Dex Media East credit facility and Dex Media West credit facility. The repayments were made under each of the credit facilities as follows:

Description	Amount

RHDI
Term Loan D-1	$13,797
Term Loan D-2	54,912
Revolver	8,938

Dex Media West
Term Loan A	6,971
Term Loan B	50,941
Revolver	4,826

Dex Media East
Term Loan A	34,176
Term Loan B	20,454
Revolver	4,985

Total repayment	$200,000

On May 14, 2009, the Company exercised a 30-day grace period on $78.3 million in interest payments due on the following senior notes and senior discount notes:

Description	Amount

RHDI
11.75% Senior Notes due 2015	$24,256

Dex Media, Inc.
8% Senior Notes due 2013	20,000
9% Senior Discount Notes due 2013	33,744

Dex Media West
5.875% Senior Notes due 2011	256

Total interest payments	$78,256

Exercising the grace period did not constitute an event of default under the bond indentures or any of the Company’s or its subsidiaries’ other debt agreements. The Company did not make these interest payments prior to filing the Chapter 11 petitions.
On April 15, 2009, the Company exercised a 30-day grace period on $54.6 million in interest payments due on its 8.875% Series A-4 Senior Notes due 2017 (“Series A-4 Senior Notes”). Exercising the grace period did not constitute an event of default under the bond indentures or any of the Company’s or its subsidiaries’ other debt agreements. On May 14, 2009, the Company entered into forbearance agreements with certain of its noteholders and bank lenders (“Forbearance Agreements”) with respect to the consequences of the expiration of the 30-day grace period for the Series A-4 Senior Notes. The Forbearance Agreements expired on May 28, 2009. and the Company did not make these interest payments prior to filing the Chapter 11 petitions.
As a result of exercising the 30-day grace period with respect to the Series A-4 Senior Notes on April 15, 2009, certain existing interest rate swaps associated with the Dex Media East credit facility having a notional amount of $350.0 million were required to be settled on May 28, 2009. Cash settlement payments of $26.4 million were made during the three and six months ended June 30, 2009 associated with these interest rate swaps.
As a result of the recent decline in certain of our credit ratings, an existing interest rate swap associated with the Dex Media West credit facility having a notional amount of $50.0 million was required to be settled on April 23, 2009. A cash settlement payment of $0.5 million was made during the three and six months ended June 30, 2009 associated with this interest rate swap.
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
2. Summary of Significant Accounting Policies
Identifiable Intangible Assets and Goodwill
In connection with the Company’s prior business combinations, certain long-term intangible assets were identified in accordance with SFAS No. 141, Business Combinations (“SFAS No. 141”) and recorded at their estimated fair values. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”), the fair values of the identifiable intangible assets are being amortized over their estimated useful lives in a manner that best reflects the economic benefit derived from such assets. Amortization expense was $128.6 million and $104.0 million for the three months ended June 30, 2009 and 2008, respectively, and $257.0 million and $208.0 million for the six months ended June 30, 2009 and 2008, respectively.

In connection with the impairment testing of our definite-lived intangible assets and other long-lived assets at December 31, 2008, we evaluated the remaining useful lives of our intangible assets by considering, among other things, the effects of obsolescence, demand, competition, and other economic factors, including the stability of the industry in which we operate, known technological advances, legislative actions that result in an uncertain or changing regulatory environment, and expected changes in distribution channels. Based on this evaluation, the remaining useful lives of all directory services agreements associated with prior acquisitions were reduced to 33 years effective January 1, 2009 in order to better reflect the period these intangible assets are expected to contribute to our future cash flow. The increase in amortization expense for the three and six months ended June 30, 2009 is a direct result of reducing the remaining useful lives associated with our directory services agreements, partially offset by a reduction in amortization expense associated with a revision to the carrying values of our local and national customer relationships subsequent to impairment charges recorded during the fourth quarter of 2008.
Annual amortization expense in 2009 is expected to increase by approximately $98.6 million as a result of the reduction of remaining useful lives associated with our directory services agreements and revision to the carrying values of our local and national customer relationships noted above.
As a result of the decline in the trading value of our debt and equity securities during the first and second quarters of 2008 and continuing negative industry and economic trends that have directly affected our business, we performed impairment tests of our goodwill, definite-lived intangible assets and other long-lived assets in accordance with SFAS No. 142 and SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS No. 144”), respectively. We used estimates and assumptions in our impairment evaluations, including, but not limited to, projected future cash flows, revenue growth and customer attrition rates. Based upon the impairment test of our goodwill, we recognized goodwill impairment charges of $2.5 billion and $660.2 million during the three months ended March 31, 2008 and June 30, 2008, respectively, for total goodwill impairment charges of $3.1 billion during the six months ended June 30, 2008. As a result of these impairment charges, we have no recorded goodwill at December 31, 2008 or June 30, 2009. Our testing results of our definite-lived intangible assets and other long-lived assets indicated no impairment as of March 31, 2008 and June 30, 2008.
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
Interest Expense and Deferred Financing Costs
Contractual interest expense that would have appeared on the condensed consolidated statement of operations if not for the filing of the Chapter 11 petitions was $202.9 million and $398.1 million for the three and six months ended June 30, 2009, respectively.
Certain costs associated with the issuance of debt instruments are capitalized and included in other non-current assets on the condensed consolidated balance sheets. These costs are amortized to interest expense over the terms of the related debt agreements. The bond outstanding method is used to amortize deferred financing costs relating to debt instruments with respect to which we make accelerated principal payments. Other deferred financing costs are amortized using the effective interest method. Amortization of deferred financing costs included in interest expense was $8.3 million and $8.8 million for the three months ended June 30, 2009 and 2008, respectively, and $16.6 million and $14.3 million for the six months ended June 30, 2009 and 2008 respectively.
Interest expense for the three and six months ended June 30, 2009 includes a non-cash charge of $5.1 million associated with the change in fair value of the Dex Media East interest rate swaps that were required to be settled and interest rate swaps no longer deemed financial instruments under SFAS No. 133 as a result of filing the Chapter 11 petitions. Interest expense for the three and six months ended June 30, 2009 also includes a non-cash charge of $2.0 million resulting from amounts previously charged to accumulated other comprehensive loss related to these interest rate swaps. The amounts previously charged to accumulated other comprehensive loss related to the Dex Media East interest rate swaps will be amortized to interest expense over the remaining life of the interest rate swaps based on future interest payments, as it is not probable that those forecasted transactions will not occur.

As a result of the amendment of the RHDI credit facility and the refinancing of the former Dex Media West credit facility on June 6, 2008, the existing interest rate swaps associated with these two debt arrangements having a notional amount of $300.0 million at June 30, 2009 are no longer highly effective in offsetting changes in cash flows. Accordingly, cash flow hedge accounting treatment under SFAS No. 133 is no longer permitted. In addition, certain of these interest rate swaps were required to be settled or terminated during the second quarter of 2009 as noted above. The change in fair value of these interest rate swaps resulted in a reduction to interest expense for the three and six months ended June 30, 2009 of $2.6 million and $9.3 million, respectively. Interest expense for the three and six months ended June 30, 2008 includes a non-cash charge of $42.9 million resulting from amounts previously charged to accumulated other comprehensive loss related to these interest rate swaps, offset by a reduction to interest expense of $4.4 million resulting from the change in the fair value of these interest rate swaps since June 6, 2008.
In conjunction with our acquisition of Dex Media on January 31, 2006 (the “Dex Media Merger”) and as a result of purchase accounting required under U.S. generally accepted accounting principles (“GAAP”), we recorded Dex Media’s debt at its fair value on January 31, 2006. We recognized an offset to interest expense in each period subsequent to the Dex Media Merger through May 28, 2009 for the amortization of the corresponding fair value adjustment. The offset to interest expense was $3.0 million and $4.4 million for the three months ended June 30, 2009 and 2008, respectively, and $7.7 million and $8.6 million for the six months ended June 30, 2009 and 2008, respectively. The offset to interest expense was to be recognized over the life of the respective debt, however due to filing the Chapter 11 petitions, unamortized fair value adjustments at May 28, 2009 of $78.5 million were written-off and recognized as a reorganization item on the condensed consolidated statement of operations for the three and six months ended June 30, 2009. See Note 3, “Reorganization Items, Net and Liabilities Subject to Compromise” for additional information.
Gain on Debt Transactions, net
On June 25, 2008, RHDI exchanged $594.2 million ($585.7 million accreted value) of RHD’s senior notes and senior discount notes (collectively referred to as the “RHD Notes”) for $412.9 million aggregate principal amount of RHDI’s 11.75% Senior Notes due May 15, 2015 (“RHDI Senior Notes”), referred hereto as “debt transactions.” The following table presents the accreted value (in the case of the senior discount notes) or par value, as applicable, of the RHD Notes that have been exchanged as well as the gain recognized on the debt transactions.

Accreted or Par Value

RHD Notes Exchanged
6.875% Senior Notes due 2013	$47,663
6.875% Series A-1 Senior Discount Notes due 2013	29,185
6.875% Series A-2 Senior Discount Notes due 2013	93,031
8.875% Series A-3 Senior Notes due 2016	151,119
8.875% Series A-4 Senior Notes due 2017	264,677

Total RHD Notes exchanged	585,675
RHDI Notes Issued
11.75% Senior Notes due 2015	412,871

Reduction of debt from debt transactions	172,804
Write-off of unamortized deferred financing costs	(11,489)

Net gain on debt transactions	$161,315

On June 6, 2008 and in conjunction with the debt transactions, we amended the RHDI credit facility in order to, among other things, permit the debt transactions and provide additional covenant flexibility. On June 6, 2008, we also refinanced the former Dex Media West credit facility. During the three and six months ended June 30, 2008, we recognized a charge of $2.2 million for the write-off of unamortized deferred financing costs associated with the refinancing of the former Dex Media West credit facility and portions of the amended RHDI credit facility, which have been accounted for as extinguishments of debt.
As a result of the debt transactions, we recorded a net non-cash gain of $159.2 million during the three and six months ended June 30, 2008.

Advertising Expense
We recognize advertising expenses as incurred. These expenses include media, public relations, promotional and sponsorship costs and on-line advertising. Total advertising expense was $18.0 million and $13.9 million for the three months ended June 30, 2009 and 2008, respectively, and $34.5 million and $30.6 million for the six months ended June 30, 2009 and 2008, respectively. Total advertising expense includes costs associated with traffic purchased and distributed to multiple advertiser landing pages of $11.5 million and $6.6 million for the three months ended June 30, 2009 and 2008, respectively, and $24.3 million and $14.6 million for the six months ended June 30, 2009 and 2008, respectively.
Concentration of Credit Risk
Approximately 85% of our advertising revenues are derived from the sale of advertising to local small- and medium-sized businesses. Most new advertisers and advertisers desiring to expand their advertising programs are subject to a credit review. We do not require collateral from our advertisers, although we do charge interest to advertisers that do not pay by specified due dates. The remaining approximately 15% of our advertising revenues are derived from the sale of advertising to national or large regional chains. Substantially all of the revenues derived through national accounts are serviced through certified marketing representatives (“CMRs”) from which we accept orders. We receive payment for the value of advertising placed in our directories, net of the CMR’s commission, directly from the CMR. While we are still exposed to credit risk, the amount of credit losses from these accounts has historically been less than our credit losses on local accounts because the advertisers, and in some cases the CMRs, tend to be larger companies with greater financial resources than local advertisers.
We continue to experience adverse bad debt trends attributable to economic challenges in our markets. Our bad debt expense represented approximately 7.6% and 6.9% of our net revenue for the three and six months ended June 30, 2009, respectively, as compared to 5.2% and 4.8% of our net revenue for the three and six months ended June 30, 2008, respectively.
At June 30, 2009, we had interest rate swap agreements with major financial institutions with a notional amount of $400.0 million. We are exposed to credit risk in the event that one or more of the counterparties to the agreements does not, or cannot, meet their obligation. The notional amount is used to measure interest to be paid or received and does not represent the amount of exposure to credit loss. Any loss would be limited to the amount that would have been received over the remaining life of the swap agreement. The counterparties to the swap agreements are major financial institutions with credit ratings of AA- or higher.
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
The calculation of basic and diluted EPS is presented below.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Basic EPS
Net loss	$(75,482)	$(338,904)	$(476,692)	$(1,962,014)
Weighted average common shares outstanding	68,918	68,812	68,892	68,811

Basic loss per share	$(1.10)	$(4.93)	$(6.92)	$(28.51)

Diluted EPS
Net loss	$(75,482)	$(338,904)	$(476,692)	$(1,962,014)
Weighted average common shares outstanding	68,918	68,812	68,892	68,811
Dilutive effect of stock awards (1)	—	—	—	—

Weighted average diluted shares outstanding	68,918	68,812	68,892	68,811

Diluted loss per share	$(1.10)	$(4.93)	$(6.92)	$(28.51)

(1)	Due to the reported net loss for the three and six months ended June 30, 2009 and 2008, the effect of all stock-based awards was anti-dilutive and therefore not included in the calculation of diluted EPS. For the three months ended June 30, 2009 and 2008, 5.7 million and 8.8 million shares, respectively, of stock-based awards had exercise prices that exceeded the average market price of the Company’s common stock for the respective period. For the six months ended June 30, 2009 and 2008, 5.7 million shares and 6.2 million shares, respectively, of stock based awards had exercise prices that exceeded the average market price of the Company’s common stock for the respective period.
Stock-Based Awards
We account for stock-based compensation under SFAS No. 123 (R), Share-Based Payment (“SFAS No. 123 (R)”). The Company recorded stock-based compensation expense related to stock-based awards granted under our various employee and non-employee stock incentive plans of $2.8 million and $5.5 million for the three months ended June 30, 2009 and 2008, respectively, and $6.8 million and $16.3 million for the six months ended June 30, 2009 and 2008, respectively. The Company did not grant any stock-based awards during the three and six months ended June 30, 2009.
Long-Term Incentive Program
On March 9, 2009, RHD’s Compensation and Benefits Committee of the Board of Directors (the “Committee”) approved the 2009 Long-Term Incentive Program (the “2009 LTIP”) for the Company. The 2009 LTIP is a cash-based plan designed to provide long-term incentive compensation to participants based on the achievement of performance goals designated by the Committee pursuant to the Company’s 2005 Stock Award and Incentive Plan. The Committee administers the 2009 LTIP in its sole discretion and may, subject to certain exceptions, delegate some or all of its power and authority under the 2009 LTIP to the Chief Executive Officer or other executive officer of the Company. Participants in the 2009 LTIP consist of (i) such executive officers of the Company and its affiliates as the Committee in its sole discretion may select from time to time and (ii) such other employees of the Company and its subsidiaries and affiliates as the Chief Executive Officer in his sole discretion may select from time to time. The amount of each award under the 2009 LTIP will be paid in cash and is dependent upon the attainment of certain performance measures related to the amount of the Company’s cumulative free cash flow for the 2009, 2010 and 2011 fiscal years (the “Performance Period”). Participants who are executive officers of the Company, and certain other participants designated by the Chief Executive Officer, are also eligible to receive a payment upon the achievement of a restructuring, reorganization and/or recapitalization relating to the Company’s outstanding indebtedness and liabilities (the “Specified Actions”) during the Performance Period. Payments will be made following the end of the Performance Period or the date of a Specified Action, as the case may be. Awards granted to executive officers under the 2009 LTIP (and to certain other participants designated by the Chief Executive Officer) will continue to be paid, subject to the applicable performance conditions, in the event the participant’s employment is terminated by the participant with Good Reason (as such term is defined in the 2009 LTIP), by the Company without Cause (as such term is defined in the 2009 LTIP) or as a result of the participant’s death or disability. Such payment will be made as if the participant had remained employed with the Company through the applicable payment date under the 2009 LTIP, subject to the achievement of the applicable performance conditions. If any participant’s employment with the Company is terminated under any other circumstances, any unpaid amount under the 2009 LTIP will be forfeited. These cash-based awards were granted to participants in April 2009. As a result, the Company recognized compensation expense related to the 2009 LTIP of $1.8 million during the three and six months ended June 30, 2009.
Fair Value of Financial Instruments
SFAS No. 107, Disclosures About Fair Value of Financial Instruments requires disclosure of the fair value of financial instruments for which it is practicable to estimate that value. At June 30, 2009 and December 31, 2008, the fair value of cash and cash equivalents, accounts receivable, and accounts payable and accrued liabilities approximated their carrying value based on the short-term nature of these instruments. As a result of filing the Chapter 11 petitions and the Plan, we do not believe that it is meaningful to present the fair market value of our long-term debt at June 30, 2009 in Note 5, “Long-Term Debt.”
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
At June 30, 2009, the Company has interest rate swaps with a notional amount of $400.0 million that continue to be measured at fair value on a recurring basis. In accordance with SFAS No. 157, the following table represents our assets and liabilities that were measured at fair value on a recurring basis at June 30, 2009 and the level within the fair value hierarchy in which the fair value measurements were included.

Fair Value Measurements at
June 30, 2009
Description	Using Significant Other Observable Inputs (Level 2)
Derivatives — Liabilities	$(7,618)
In conjunction with the classification of our credit facilities, these interest rate swap liabilities are excluded from liabilities subject to compromise on the condensed consolidated balance sheet at June 30, 2009, as both our credit facilities and interest rate swaps are fully collateralized.
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
Fair value for our derivative instruments was derived using pricing models. Pricing models take into account relevant observable market inputs that market participants would use in pricing the asset or liability. The pricing models used to determine fair value incorporate contract terms (including maturity) as well as other inputs including, but not limited to, interest rate yield curves and the creditworthiness of the counterparty. In accordance with SFAS No. 157, the impact of our own credit rating is also considered when measuring the fair value of liabilities. Our credit rating could have a material impact on the fair value of our derivative instruments, our results of operations or financial condition in a particular reporting period. For the three and six months ended June 30, 2009, the impact of applying our credit rating in determining the fair value of our derivative instruments was a reduction to our interest rate swap liability of $0.7 million.
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
Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and certain expenses and the disclosure of contingent assets and liabilities. Actual results could differ materially from those estimates and assumptions. Estimates and assumptions are used in the determination of recoverability of long-lived assets, sales allowances, allowances for doubtful accounts, depreciation and amortization, employee benefit plans expense, restructuring reserves, deferred income taxes, certain estimates pertaining to liabilities under FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes: An Interpretation of FASB Statement No. 109 (“FIN No. 48”), certain assumptions pertaining to our stock-based awards and certain estimates associated with liabilities classified as liabilities subject to compromise, among others.
New Accounting Pronouncements
In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS No. 165”), the objective of which is to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, SFAS No. 165 sets forth (1) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (2) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and (3) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. SFAS No. 165 is effective for interim or annual financial periods ending after June 15, 2009 and as such, we adopted SFAS No. 165 as of June 30, 2009. See Note 12, “Subsequent Events” for additional information.
We have reviewed other accounting pronouncements that were issued as of June 30, 2009, which the Company has not yet adopted, and do not believe that these pronouncements will have a material impact on our financial position or operating results.
3. Reorganization Items, Net and Liabilities Subject to Compromise
Reorganization Items, Net
For the three and six months ended June 30, 2009, the Company has recorded $70.8 million of reorganization items on a separate line item on the condensed consolidated statement of operations in accordance with SOP 90-7. Reorganization items represent charges that are directly associated with the process of reorganizing the business under Chapter 11 of the Bankruptcy Code. The following table displays the details of reorganization items for the three and six months ended June 30, 2009:

Three and Six Months
Ended June 30, 2009

Write-off of unamortized deferred financing costs	$64,475
Professional fees	50,463
Write-off of net premiums / discounts on long-term debt	34,886
Write-off of fair value adjustments	(78,511)
Lease rejections	(532)

Total reorganization items	$70,781

The write-off of unamortized deferred financing costs of $64.5 million, unamortized net premiums / discounts of $34.9 million and unamortized fair value adjustments required by GAAP as a result of the Dex Media Merger of $78.5 million at May 28, 2009, relate to long-term debt classified as liabilities subject to compromise at June 30, 2009.

The Company has incurred professional fees of $50.5 million associated with filing the Chapter 11 petitions. Professional fees include financial, legal and valuation services directly associated with the reorganization process.
The Company has reclassified a previously recognized restructuring charge of $0.5 million to reorganization items, net for leases that have been rejected by the Company and approved by the Bankruptcy Court through June 30, 2009 as part of the Chapter 11 Cases.
Liabilities Subject to Compromise
Liabilities subject to compromise refers to unsecured obligations that will be accounted for under a plan of reorganization. SOP 90-7 requires pre-petition liabilities, including those that became known after filing the Chapter 11 petitions, that are subject to compromise to be reported at the amounts expected to be allowed, even if they may be settled for lesser amounts. These liabilities represent the estimated amount expected to be resolved on known or potential claims through the Chapter 11 process, and remain subject to future adjustments from negotiated settlements, actions of the Bankruptcy Court and non-acceptance of certain executory contracts and unexpired leases. Liabilities subject to compromise also includes items that may be assumed under the plan of reorganization, and may be subsequently reclassified to liabilities not subject to compromise. The Company has classified all of its notes in default as liabilities subject to compromise. Liabilities subject to compromise also include certain pre-petition liabilities including accrued interest, accounts payable and accrued liabilities, tax related liabilities and lease related liabilities. The Company’s cash flow from operations was favorably impacted by the stay of payment related to accrued interest.
The table below identifies the principal categories of liabilities subject to compromise at June 30, 2009:

June 30, 2009

Notes in default	$6,071,756
Accrued interest	240,989
Tax related liabilities	51,580
Accounts payable and accrued liabilities	35,760
Lease related liabilities	29,946

Total liabilities subject to compromise	$6,430,031

4. Restructuring Charges
The table below highlights the activity in our restructuring reserves for the three and six months ended June 30, 2009.

	2003	2006	2007	2008	2009
Three months ended	Restructuring	Restructuring	Restructuring	Restructuring	Restructuring
June 30, 2009	Actions	Actions	Actions	Actions	Actions	Total

Balance at March 31, 2009	$557	$484	$66	$4,076	$—	$5,183
Additions to reserve charged to earnings	—	—	—	2,279	2,075	4,354
Payments	(25)	(50)	(17)	(4,017)	(337)	(4,446)
Reclass to reorganization items, net	(532)	—	—	—	—	(532)
Reclass to liabilities subject to compromise	—	(434)	—	(1,984)	(1,738)	(4,156)

Balance at June 30, 2009	$—	$—	$49	$354	$—	$403

	2003	2006	2007	2008	2009
Six months ended	Restructuring	Restructuring	Restructuring	Restructuring	Restructuring
June 30, 2009	Actions	Actions	Actions	Actions	Actions	Total

Balance at December 31, 2008	$603	$567	$376	$10,203	$—	$11,749
Additions to reserve charged to earnings	—	—	32	8,998	2,075	11,105
Payments	(71)	(133)	(359)	(16,863)	(337)	(17,763)
Reclass to reorganization items, net	(532)	—	—	—	—	(532)
Reclass to liabilities subject to compromise	—	(434)	—	(1,984)	(1,738)	(4,156)

Balance at June 30, 2009	$—	$—	$49	$354	$—	$403

During the second quarter of 2009, we initiated a restructuring plan that included vacating leased facilities (“2009 Restructuring Actions”). During the three and six months ended June 30, 2009, we recognized a restructuring charge to earnings associated with the 2009 Restructuring Actions of $2.1 million and made payments of $0.3 million. Remaining lease obligations of $1.7 million have been reclassed to liabilities subject to compromise on the condensed consolidated balance sheet at June 30, 2009.
During the first quarter of 2009, we initiated a restructuring plan that included outside consulting services to assist with the evaluation of our capital structure, including various balance sheet restructuring alternatives. Professional fees of $2.3 million, which were previously charged to 2009 Restructuring Actions during the first quarter of 2009, have been reclassed to reorganization items, net on the condensed consolidated statement of operations for the three and six months ended June 30, 2009.
During the second quarter of 2008, we initiated a restructuring plan that included planned headcount reductions, consolidation of responsibilities and vacating leased facilities (“2008 Restructuring Actions”) that occurred during 2008 and will continue into 2009. During the three months ended June 30, 2009 and 2008, we recognized a restructuring charge to earnings associated with the 2008 Restructuring Actions of $2.3 million and $4.6 million, respectively, and $9.0 million and $4.6 million during the six months ended June 30, 2009 and 2008, respectively. Payments of $4.0 million and $1.5 million were made with respect to outside consulting services, severance, and vacated leased facilities during the three months ended June 30, 2009 and 2008, respectively, and $16.9 million and $1.5 million during the six months ended June 30, 2009 and 2008, respectively. Remaining lease obligations of $2.0 million have been reclassed to liabilities subject to compromise on the condensed consolidated balance sheet at June 30, 2009.
During the year ended December 31, 2007, we initiated a restructuring plan that included planned headcount reductions and consolidation of responsibilities to be effectuated during 2008 (“2007 Restructuring Actions”). During the three months ended June 30, 2008, we recognized a restructuring (credit) to earnings associated with the 2007 Restructuring Actions of $(0.2) million and a restructuring charge to earnings of less than $0.1 million and $0.2 million during the six months ended June 30, 2009 and 2008, respectively. Severance payments of less than $0.1 million and $1.0 million associated with the 2007 Restructuring Actions were made during the three months ended June 30, 2009 and 2008, respectively, and $0.4 million and $2.2 million during the six months ended June 30, 2009 and 2008, respectively.
As a result of the Dex Media Merger, we completed a restructuring and vacated certain of our leased Dex Media facilities. The costs associated with these actions are shown in the table above under the caption “2006 Restructuring Actions.” No payments were made with respect to severance during the three and six months ended June 30, 2009. Payments made with respect to severance during the three and six months ended June 30, 2008 were $0.1 million and $0.2 million, respectively. Payments made with respect to the vacated leased Dex Media facilities were less than $0.1 million and $0.5 million during the three months ended June 30, 2009 and 2008, respectively, and $0.1 million and $1.0 million during the six months ended June 30, 2009 and 2008, respectively. Remaining lease obligations of $0.4 million have been reclassed to liabilities subject to compromise on the condensed consolidated balance sheet at June 30, 2009.

In connection with a prior business combination, a liability was established for vacated leased facilities, the costs of which are shown in the table above under the caption “2003 Restructuring Actions.” Payments for the three and six months ended June 30, 2009 reflect lease payments associated with those facilities. Remaining lease obligations of $0.5 million associated with the 2003 Restructuring Actions have been rejected by the Company and approved by the Bankruptcy Court subsequent to filing the Chapter 11 petitions and as a result, we reclassified this amount to reorganization items, net on the condensed consolidated statement of operations for the three and six months ended June 30, 2009.
Restructuring charges that are charged to earnings are included in general and administrative expenses on the condensed consolidated statements of operations.
5. Long-Term Debt
The following table presents the carrying value of our long-term debt at June 30, 2009 and December 31, 2008. As a result of filing the Chapter 11 petitions, unamortized fair value adjustments required by GAAP as a result of the Dex Media Merger of $78.5 million and unamortized net premiums / discounts of $34.9 million at May 28, 2009 were written-off and recognized as reorganization items on the condensed consolidated statement of operations for the three and six months ended June 30, 2009. Therefore the carrying value of our long-term debt at June 30, 2009 represents par value. The carrying value of our long-term debt at December 31, 2008 includes $86.2 million of unamortized fair value adjustments.

	Notes in Default	Credit Facilities
	June 30, 2009		December 31, 2008

RHD
6.875% Senior Notes due 2013	$206,791	$—	$206,791
6.875% Series A-1 Senior Discount Notes due 2013	320,903	—	301,862
6.875% Series A-2 Senior Discount Notes due 2013	483,365	—	455,204
8.875% Series A-3 Senior Notes due 2016	1,012,839	—	1,012,839
8.875% Series A-4 Senior Notes due 2017	1,229,760	—	1,229,760

R.H. Donnelley Inc.
Credit Facility	—	1,430,660	1,341,098
11.75% Senior Notes due 2015	412,871	—	412,871

Dex Media, Inc.
8% Senior Notes due 2013	500,000	—	510,408
9% Senior Discount Notes due 2013	749,857	—	771,488

Dex Media East
Credit Facility	—	1,082,835	1,081,500

Dex Media West
Credit Facility	—	1,101,939	1,080,000
8.5% Senior Notes due 2010	385,000	—	393,883
5.875% Senior Notes due 2011	8,720	—	8,761
9.875% Senior Subordinated Notes due 2013	761,650	—	815,791

Total RHD consolidated	6,071,756	3,615,434	9,622,256
Less current portion	—	592,023	113,566

Long-term debt subject to compromise	$6,071,756	—	—

Long-term debt not subject to compromise		$3,023,411	$9,508,690

Credit Facilities
As described in Note 1, “Business and Basis of Presentation — Chapter 11 Bankruptcy Proceedings and Plan of Reorganization,” the Plan includes modifications to certain terms and conditions of the Company’s credit facilities, which are not reflected below.
At June 30, 2009, total outstanding debt under our credit facilities was $3,615.4 million, comprised of $1,430.7 million under the RHDI credit facility, $1,082.8 million under the Dex Media East credit facility and $1,101.9 million under the Dex Media West credit facility.

RHDI
As of June 30, 2009, outstanding balances under the RHDI credit facility totaled $1,430.7 million, comprised of $254.1 million under Term Loan D-1, $1,011.5 million under Term Loan D-2 and $165.1 million under the RHDI Revolver, exclusive of $0.7 million utilized under two standby letters of credit. All Term Loans require quarterly principal and interest payments. Term Loans D-1 and D-2 require accelerated amortization beginning in 2010 through final maturity in June 2011. $75.0 million of the RHDI Revolver matures in December 2009, while $100.0 million of the RHDI Revolver matures in June 2011. The weighted average interest rate of outstanding debt under the RHDI credit facility was 6.75% and 6.77% at June 30, 2009 and December 31, 2008, respectively.
Dex Media East
As of June 30, 2009, outstanding balances under the Dex Media East credit facility totaled $1,082.8 million, comprised of $614.2 million under Term Loan A, $376.6 million under Term Loan B and $92.0 million under the Dex Media East Revolver, exclusive of $2.6 million utilized under three standby letters of credit. All Term Loans require quarterly principal and interest payments. The Dex Media East Revolver and Term Loan A will mature in October 2013, and the Term Loan B will mature in October 2014. The weighted average interest rate of outstanding debt under the Dex Media East credit facility was 2.52% and 3.83% at June 30, 2009 and December 31, 2008, respectively.
Dex Media West
As of June 30, 2009, outstanding balances under the Dex Media West credit facility totaled $1,101.9 million, comprised of $119.9 million under Term Loan A, $896.8 million under Term Loan B and $85.2 million under the Dex Media West Revolver. The Dex Media West Revolver and Term Loan A will mature in October 2013 and the Term Loan B will mature in October 2014. All Term Loans require quarterly principal and interest payments. The weighted average interest rate of outstanding debt under the Dex Media West credit facility was 6.97% and 7.10% at June 30, 2009 and December 31, 2008, respectively.
6. Derivative Financial Instruments
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
As a result of filing the Chapter 11 petitions, the Company does not have any interest rate swaps designated as cash flow hedges as of June 30, 2009. The Company accounts for its derivative financial instruments and hedging activities in accordance with SFAS No. 133, as amended by SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, an Amendment of FAS 133 and SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. We do not use derivative financial instruments for trading or speculative purposes and our derivative financial instruments are limited to interest rate swap agreements. Our variable rate debt exposes us to variability in interest payments due to changes in interest rates. Management believes that it is prudent to mitigate the interest rate risk on a portion of its variable rate borrowings. The Dex Media West and Dex Media East credit facilities require that we maintain hedge agreements to provide a fixed rate on at least 33% of their respective indebtedness, including the indebtedness of Dex Media. To satisfy our objectives and requirements, the Company has entered into fixed interest rate swap agreements to manage fluctuations in cash flows resulting from changes in interest rates on variable rate debt. The Company has entered into the following interest rate swaps that effectively convert approximately $400.0 million, or 11%, of the Company’s variable rate debt to fixed rate debt as of June 30, 2009. At June 30, 2009, approximately 37% of our total debt outstanding consists of variable rate debt, excluding the effect of our interest rate swaps. Including the effect of our interest rate swaps, total fixed rate debt comprised approximately 67% of our total debt portfolio as of June 30, 2009. The interest rate swaps mature at varying dates from September 2009 through March 2013.

Effective Dates	Notional Amount		Pay Rates	Maturity Dates
(amounts in millions)
September 7, 2004	$100	(1)	3.750%	September 7, 2009
September 15, 2004	50	(1)	3.910%	September 15, 2009
September 17, 2004	50	(1)	3.740%	September 17, 2009
February 28, 2008	100	(1)	3.212%	February 28, 2011
March 31, 2008	100	(1)	3.50%	March 29, 2013

Total	$400

(1)	Consists of one swap.
The following table presents the fair value of our interest rate swaps at June 30, 2009. The fair value of our interest rate swaps is presented in accounts payable and accrued liabilities and other non-current liabilities on the condensed consolidated balance sheet at June 30, 2009. The following table also presents the (gain) loss recognized in interest expense from the change in fair value of our interest rate swaps and (gain) loss recognized in accumulated other comprehensive loss from effective interest rate swaps for the three and six months ended June 30, 2009.

(Gain) Loss Recognized
		(Gain) Loss Recognized in		in Accumulated
		Interest Expense		Other Comprehensive
		From the Change in Fair Value of		Loss From Effective Interest
		Interest Rate Swaps		Rate Swaps
	Fair Value	Three Months	Six Months	Three Months	Six Months
	Measurements	Ended	Ended	Ended	Ended
	at June 30, 2009	June 30, 2009	June 30, 2009	June 30, 2009	June 30, 2009

Accounts Payable and Accrued Liabilities	$(5,760)	$15,714	$10,419	$11,368	$12,050
Other Non-Current Liabilities	(1,858)	(11,162)	(12,529)	(7,156)	(8,166)

Total Liabilities	$(7,618)	$4,552	$(2,110)	$4,212	$3,884

During the three and six months ended June 30, 2009, the Company reclassified $15.7 million and $24.0 million, respectively, of hedging losses related to our interest rate swaps into earnings. As of June 30, 2009, $24.4 million of deferred losses, net of tax, on derivative instruments recorded in accumulated other comprehensive loss are expected to be reclassified into earnings as the hedged transactions occur.
Under the terms of the interest rate swap agreements, the Company receives variable interest based on three-month LIBOR and pays a weighted average fixed rate of 3.57%. The weighted average variable rate received on our interest rate swaps was 0.63% for the six months ended June 30, 2009. These periodic payments and receipts are recorded as interest expense.
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
All derivative financial instruments are recognized as either assets or liabilities on the condensed consolidated balance sheets with measurement at fair value. On a quarterly basis, the fair values of the interest rate swaps are determined based on quoted market prices and, to the extent the swaps provided an effective hedge, the differences between the fair value and the book value of the swaps are recognized in accumulated other comprehensive loss, a component of shareholders’ deficit. For derivative financial instruments that are not designated or do not qualify as hedged transactions, the initial fair value, if any, and any subsequent gains or losses on the change in the fair value are reported in earnings as a component of interest expense. Any gains or losses related to the quarterly fair value adjustments are presented as a non-cash operating activity on the consolidated statements of cash flows.

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
See Note 2, “Summary of Significant Accounting Policies – Fair Value of Financial Instruments” for additional information regarding our interest rate swaps.
7. Income Taxes
As a result of filing the Chapter 11 petitions, the Company has reclassified certain income tax liabilities relating to tax periods prior to the Petition Date of $51.6 million to liabilities subject to compromise on the condensed consolidated balance sheet at June 30, 2009. See Note 3, “Reorganization Items, Net and Liabilities Subject to Compromise” for additional information.
Internal Revenue Code Section 382 (“Section 382”) imposes limitations on the availability of net operating losses and other corporate tax attributes as ownership changes occur. Under Section 382, potential limitations are triggered when there has been an ownership change, which is generally defined as a greater than 50% change in stock ownership (by value) over a three-year period. The Company has determined that an ownership change occurred as of March 6, 2009 and believes that such change in ownership will restrict its ability to use certain net operating losses and other corporate tax attributes in the future. Such ownership change does not constitute a change in control under any of the Company’s debt agreements or other contracts.
As of June 30, 2009, the Company has recognized an increase in its deferred tax liability of $375.4 million related to Section 382, which directly impacted our deferred tax expense and significantly decreased our effective tax rate for the six months ended June 30, 2009.
As a result of tax planning in the second quarter of 2009, the Company has reclassified $233.9 million from deferred income taxes, net to other non-current liabilities on the condensed consolidated balance sheet at June 30, 2009 related to our liability established under FIN No. 48.
The effective tax rate on loss before income taxes of 14.6% and (285.7)% for the three and six months ended June 30, 2009, respectively, compares to an effective tax rate of 32.3% and 33.1% on loss before income taxes for the three and six months ended June 30, 2008, respectively. The following table summarizes the significant differences between the U.S. Federal statutory tax rate and our effective tax rate, which has been applied to the Company’s loss before income taxes.

	Three Months Ended		Six Months Ended
	June 30		June 30
	2009	2008	2009	2008

Statutory U.S. Federal tax rate	35.0%	35.0%	35.0%	35.0%
State and local taxes, net of U.S. Federal tax benefit	(10.5)	4.0	(6.8)	3.2
Non-deductible goodwill impairment charges	—	(6.4)	—	(5.0)
Other non-deductible expenses	(7.5)	(0.1)	(5.4)	—
Section 382 limitation	—	—	(303.7)	—
Change in state tax regulations	—	—	(1.9)	—
Change in valuation allowance	(1.8)	(0.2)	(1.3)	(0.1)
Other	(0.6)	—	(1.6)	—

Effective tax rate	14.6%	32.3%	(285.7)%	33.1%

8. Benefit Plans
Upon ratification of the new collective bargaining agreement with the International Brotherhood of Electrical Workers of America (“IBEW”) on June 15, 2009 and in conjunction with the comprehensive redesign of the Company’s employee retirement savings and pension plans approved by the Compensation & Benefits Committee of the Company’s Board of Directors on October 21, 2008, the following plan changes have been approved for IBEW employees:
•	Effective as of December 31, 2009, the Company will freeze the Dex Media, Inc. Pension Plan covering IBEW employees. In connection with the freeze, all pension plan benefit accruals for IBEW plan participants will cease as of December 31, 2009, however, all plan balances remain intact and interest credits on participant account balances, as well as service credits for vesting and retirement eligibility, continue in accordance with the terms of the plan. In addition, supplemental transition credits have been provided to certain plan participants nearing retirement who would otherwise lose a portion of their anticipated pension benefit at age 65 as a result of freezing the current plan. Similar supplemental transition credits have been provided to certain plan participants who were grandfathered under a final average pay formula when the defined benefit plan was previously converted from a traditional pension plan to a cash balance plan.
•	The elimination of all non-subsidized access to retiree health care and life insurance benefits effective January 1, 2010.
•	The elimination of subsidized retiree health care benefits for any Medicare-eligible retirees effective January 1, 2010.
•	The phase out of subsidized retiree health care benefits over a three-year period beginning January 1, 2010. With respect to the phase out of subsidized retiree health care benefits, if an eligible retiree becomes Medicare-eligible at any point in time during the phase out process noted above, such retiree will no longer be eligible for retiree health care coverage.
As a result of implementing the freeze on the Dex Media, Inc. Pension Plan covering IBEW employees, we have recognized a one-time net curtailment gain of $2.1 million during the three and six months ended June 30, 2009, which has been entirely offset by losses incurred on plan assets and previously unrecognized prior service costs that had been charged to accumulated other comprehensive loss. As a result of eliminating retiree health care and life insurance benefits for IBEW employees, we have recognized a one-time curtailment gain of $13.5 million, which is included in general and administrative expenses on the condensed consolidated statement of operations for the three and six months ended June 30, 2009. As a result of these actions, we will no longer incur funding expenses and administrative costs associated with this plan for IBEW employees.
On May 31, 2009, settlements of the Dex Media, Inc. Pension Plan occurred as defined by SFAS No. 88, Employers’ Accounting for Settlements and Curtailments of Defined Benefit Plans and for Termination Benefits. At that time, lump sum payments to participants exceeded the sum of the service cost plus interest cost component of the net periodic benefit costs. These settlements resulted in the recognition of an actuarial loss of $3.5 million for the three and six months ended June 30, 2009.

In accordance with SFAS No. 132, Employers’ Disclosures About Pensions and Other Postretirement Benefits (Revised 2003), the following table provides the components of net periodic benefit cost for the three and six months ended June 30, 2009 and 2008.

	Pension Benefits
	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2009	2008	2009	2008

Service cost	$1,378	$3,224	$2,819	$6,736
Interest cost	3,844	4,593	7,452	9,179
Expected return on plan assets	(4,546)	(5,097)	(9,125)	(10,155)
Amortization of prior service cost	—	49	—	98
Amortization of net (gain)/ loss	(57)	196	(27)	392
Settlement loss	3,546	—	3,546	—

Net periodic benefit cost	$4,165	$2,965	$4,665	$6,250

	Postretirement Benefits
	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2009	2008	2009	2008

Service cost	$146	$446	$414	$943
Interest cost	644	1,575	1,403	2,968
Amortization of prior service cost	(2)	167	(4)	334
Amortization of net (gain)/ loss	(261)	9	(261)	18
Curtailment gain	(13,460)	—	(13,460)	—

Net periodic benefit cost	$(12,933)	$2,197	$(11,908)	$4,263

Net periodic pension benefit cost for the three and six months ended June 30, 2009 has declined when compared to the prior corresponding periods, excluding the settlement charge, due to the freeze of the Company’s defined benefit plans covering non-union employees. In connection with the freeze, all pension plan benefit accruals for non-union plan participants have ceased as of December 31, 2008, however, all plan balances remained intact and interest credits on participant account balances, as well as service credits for vesting and retirement eligibility, continue in accordance with the terms of the respective plans. In addition, supplemental transition credits have been provided to certain plan participants nearing retirement who would otherwise lose a portion of their anticipated pension benefit at age 65 as a result of freezing the current plans. Similar supplemental transition credits have been provided to certain plan participants who were grandfathered under a final average pay formula when the defined benefit plans were previously converted from traditional pension plans to cash balance plans.
Net periodic postretirement benefit cost for the three and six months ended June 30, 2009 has declined when compared to the prior corresponding periods, due to the following curtailment related to non-union employees: (i) the elimination of all non-subsidized access to retiree health care and life insurance benefits effective January 1, 2009, (ii) the elimination of subsidized retiree health care benefits for any Medicare-eligible retirees effective January 1, 2009 and (iii) the phase out of subsidized retiree health care benefits over a three-year period beginning January 1, 2009 (with all non-union retiree health care benefits terminating January 1, 2012). With respect to the phase out of subsidized retiree health care benefits, if an eligible retiree becomes Medicare-eligible at any point in time during the phase out process noted above, such retiree will no longer be eligible for retiree health care coverage.
During the three months ended June 30, 2009 and 2008, the Company made contributions of $4.8 million and $3.6 million, respectively, to its pension plans. During the six months ended June 30, 2009 and 2008, the Company made contributions of $26.9 million and $5.6 million, respectively, to its pension plans. During the three months ended June 30, 2009 and 2008, the Company made contributions of $1.3 million and $0.9 million, respectively, to its postretirement plan. During the six months ended June 30, 2009 and 2008, the Company made contributions of $2.1 million and $1.8 million, respectively, to its postretirement plan. We expect to make total contributions of approximately $65.9 million and $6.1 million to our pension plans and postretirement plan, respectively, in 2009.

9. Business Segments
Management reviews and analyzes its business of providing local search solutions as one operating segment.
10. Legal Proceedings
On the Petition Date, the Company filed voluntary petitions for Chapter 11 relief under the Bankruptcy Code in the Bankruptcy Court in order to consummate a balance sheet restructuring. The cases are being jointly administered. The Company continues to operate its businesses as debtors-in-possession under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code. As of the Petition Date, all pending litigation wherein the Company is named as a defendant is generally stayed by operation of federal bankruptcy law, and absent further order of the Bankruptcy Court, no party, subject to certain exceptions, may take any action, also subject to certain exceptions, to recover on pre-petition claims against the Company. At this time, it is not possible to predict the outcome of the Chapter 11 Cases or its effect on our business or the actions described below.
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
11. R.H. Donnelley Corporation (“Parent Company”) Financial Statements
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

R.H. Donnelley Corporation
Condensed Parent Company Balance Sheets

	June 30,	December 31,
	2009	2008

Assets

Cash and cash equivalents	$1,733	$948
Intercompany, net	94,369	350,490
Short-term deferred income taxes, net.	9,370	—
Intercompany note receivable	7,000	—
Prepaid and other current assets	4,962	6,964

Total current assets	117,434	358,402

Investment in subsidiaries	2,022,973	2,098,154
Fixed assets and computer software, net	6,206	7,844
Other non-current assets	—	65,651
Intercompany note receivable	300,000	300,000

Total assets	$2,446,613	$2,830,051

Liabilities and Shareholders’ Deficit

Accounts payable and accrued liabilities	$2,541	$7,978
Accrued interest	—	97,025

Total current liabilities not subject to compromise	2,541	105,003

Long-term debt	—	3,206,456
Deferred income taxes, net	3,966	2,928
Other non-current liabilities	1,575	9,039

Total liabilities not subject to compromise	8,082	3,323,426

Liabilities subject to compromise	3,388,536	—

Shareholders’ deficit	(950,005)	(493,375)

Total liabilities and shareholders’ deficit	$2,446,613	$2,830,051

R.H. Donnelley Corporation
Condensed Parent Company Statements of Operations

	For the Three Months Ended June 30,
	2009	2008

Expenses	$4,947	$5,979
Partnership and equity income (loss)	57,365	(588,534)

Operating income (loss)	52,418	(594,513)
Interest expense, net	(41,487)	(78,831)
Gain on debt transactions, net	—	159,160

Income (loss) before reorganization items, net and income taxes	10,931	(514,184)
Reorganization items, net	(99,323)	—

Loss before income taxes	(88,392)	(514,184)
Benefit for income taxes	12,910	175,280

Net loss	$(75,482)	$(338,904)

	For the Six Months Ended June 30,
	2009	2008

Expenses	$10,253	$12,850
Partnership and equity income (loss)	92,028	(2,933,569)

Operating income (loss)	81,775	(2,946,419)
Interest expense, net	(106,036)	(160,404)
Gain on debt transactions, net	—	159,160

Loss before reorganization items, net and income taxes	(24,261)	(2,947,663)
Reorganization items, net	(99,323)	—

Loss before income taxes	(123,584)	(2,947,663)
(Provision) benefit for income taxes	(353,108)	985,649

Net loss	$(476,692)	$(1,962,014)

R.H. Donnelley Corporation
Condensed Parent Company Statements of Cash Flows

	For the Six Months Ended
	June 30,
	2009	2008

Cash flow from operating activities	$(120,776)	$(155,901)
Cash flow from investing activities:
Additions to fixed assets and computer software	(134)	(1,062)
Equity investment disposition	—	4,318

Net cash (used in) provided by investing activities	(134)	3,256

Cash flow from financing activities:
(Decrease) increase in checks not yet presented for payment	(905)	5
Proceeds from employee stock option exercises	—	94
Note repayments	—	(158)
Repurchase of common stock	—	(6,112)
Intercompany loans	(7,000)	—
Dividends from subsidiaries	129,600	142,900

Net cash provided by financing activities	121,695	136,729

Change in cash	785	(15,916)
Cash at beginning of year	948	18,900

Cash at end of period	$1,733	$2,984

12. Subsequent Events
The Company has evaluated subsequent events having an accounting or reporting impact as of August 4, 2009, which represents the filing date of this Quarterly Report on Form 10-Q. On July 27, 2009, we filed the Plan together with a Disclosure Statement. See Note 1, “Business and Basis of Presentation — Chapter 11 Bankruptcy Proceedings and Plan of Reorganization” for additional information.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Information
Certain statements contained in this Quarterly Report on Form 10-Q regarding our future operating results, performance, business plans or prospects and any other statements not constituting historical fact are “forward-looking statements” subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. Where possible, words such as “believe,” “expect,” “anticipate,” “should,” “will,” “would,” “planned,” “estimated,” “potential,” “goal,” “outlook,” “may,” “predicts,” “could,” or the negative of those words and other comparable expressions, are used to identify such forward-looking statements. All forward-looking statements reflect our current beliefs and assumptions with respect to our future results, business plans and prospects, based on information currently available to us and are subject to significant risks and uncertainties. Accordingly, these statements are subject to significant risks and uncertainties and our actual results, business plans and prospects could differ significantly from those expressed in, or implied by, these statements. We caution readers not to place undue reliance on, and we undertake no obligation to update, other than as imposed by law, any forward-looking statements. Such risks, uncertainties and contingencies include, but are not limited to, statements about R.H. Donnelley Corporation’s (“RHD”) future financial and operating results, RHD’s plans, objectives, expectations and intentions and other statements that are not historical facts. The following factors, among others, could cause actual results to differ from those set forth in the forward-looking statements: (1) the impact of our bankruptcy filings and the related Chapter 11 bankruptcy process on our business, financial condition or results of operations; (2) changes in directory advertising spend and consumer usage; (3) regulatory and judicial rulings; (4) competition and other economic conditions; (5) changes in the Company’s and the Company’s subsidiaries’ credit ratings; (6) changes in accounting standards; (7) adverse results from litigation, governmental investigations or tax related proceedings or audits; (8) the effect of labor strikes, lock-outs and negotiations; (9) successful integration and realization of the expected benefits of acquisitions; (10) the continued enforceability of the commercial agreements with Qwest, Embarq and AT&T; (11) our reliance on third-party vendors for various services; and (12) other events beyond our control that may result in unexpected adverse operating results. Additional risks and uncertainties are described in detail in Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2008 and this Quarterly Report on Form 10-Q. Unless otherwise indicated, the terms “Company,” “we,” “us” and “our” refer to R.H. Donnelley Corporation and its direct and indirect wholly-owned subsidiaries.
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
Through our Dex® Advantage, customers’ business information is collected and marketed through a single profile and distributed via a variety of local search products. Dex ensures advertisers’ business content and messages are found wherever, whenever and however consumers choose to search. Dex Advantage spans multiple media platforms for local advertisers including print with the Dex directories, which we co-brand with other recognizable brands in the industry, Qwest, Embarq and AT&T, online and mobile devices with dexknows.com ®, voice-activated directory search at 1-800-Call-Dex™ and leading search engines and other online sites via DexNet™.

We believe our ability to effectively compete in our industry is supported and enhanced by our local marketing consultants, who serve as trusted advisors for marketing support and service in the local markets we serve. Our local marketing consultants work closely with advertisers to first discover their needs and goals, assess their unique situations, and then recommend customized, cost-effective, directional local search solutions to help their businesses grow. Additional factors that support our ability to effectively compete in our industry include:
•	Brand: Our Dex brand provides differentiation and an ability to leverage the capabilities of our print products into other media, such as online and mobile;
•	Advertisers: Strong, long-term relationships with our advertisers;
•	Products: Our multiple media local search solutions target consumers who are closer to making purchase decisions;
•	Channel: We manage a large, established local sales organization; and
•	Content: Our proprietary database contains up-to-date information for national and local businesses in 28 states and an infrastructure to service these national and local advertisers.
Chapter 11 Bankruptcy Proceedings and Plan of Reorganization
Filing of Voluntary Petitions in Chapter 11
On May 28, 2009 (the “Petition Date”), the Company filed voluntary petitions for Chapter 11 relief under Title 11 of the United States Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”) in order to consummate a balance sheet restructuring. The cases are being jointly administered under the caption In re: R.H. Donnelley, Corporation, et al., Case No. 09-11833 (the “Chapter 11 Cases”). Promptly after filing the Chapter 11 petitions, the Company began notifying all known current or potential creditors of the commencement of the Chapter 11 Cases.
We intend to use the Chapter 11 Cases to consummate a balance sheet restructuring, resulting in a less leveraged capital structure that is better aligned with the ongoing cash flows of our business.
During the pendency of the Chapter 11 Cases, the Company is operating its business as debtors-in-possession under the jurisdiction of the Bankruptcy Court and in accordance with applicable provisions of the Bankruptcy Code and the orders of the Bankruptcy Court. We expect to continue to operate in the normal course of business during the reorganization process. Unless otherwise authorized by the Bankruptcy Court, the Bankruptcy Code prohibits the Company from making payments to creditors on account of pre-petition claims. Vendors are, however, being paid for goods furnished and services provided after the Petition Date in the ordinary course of business. However, operating in bankruptcy imposes significant risks on our business and we cannot predict whether or when we will successfully emerge from bankruptcy.
Commencement of Chapter 11 Cases
As of the Petition Date, all pending litigation wherein the Company is named as a defendant is generally stayed by operation of the Bankruptcy Code and absent further order of the Bankruptcy Court, no party, subject to certain exceptions, may take any action, also subject to certain exceptions, to recover on pre-petition claims against the Company.
On the same day that we filed our voluntary petitions, we also filed a motion seeking procedural consolidation of the Chapter 11 Cases for ease of administration, which order was granted by the Bankruptcy Court on June 1, 2009. The Bankruptcy Court also granted certain other motions in substantially the manner requested seeking typical “first day” relief to ensure that we were able to transition into the Chapter 11 process with as little disruption to our business as possible and to enable our business to function in the ordinary course while the Chapter 11 Cases were pending. The most significant of these granted “first day” motions authorized us to (i) pay pre-petition wages and other benefits to our employees; (ii) honor pre-petition customer obligations and continue customer programs; (iii) pay certain pre-petition claims of shippers, warehouseman and other lien claimants; (iv) make payments to certain pre-petition vendors that were vital to our uninterrupted operations; (v) pay and set aside amounts to adequately assure payment to providers of utility service; (vi) pay certain pre-petition tax claims; (vii) pay certain pre-petition insurance claims; (viii) continue use of our existing cash management system and bank accounts and (ix) use cash collateral with the consent of our secured lenders.

As required by the Bankruptcy Code, the United States Trustee for the District of Delaware appointed an official committee of unsecured creditors on June 11, 2009. In addition, an unofficial ad hoc committee of note holders is represented in the Chapter 11 Cases.
The Company continues to generate positive operating cash flows. If this trend continues, debtor-in-possession financing is not likely to be required as a result of our Chapter 11 bankruptcy filing. However, the Company has incurred and will continue to incur significant costs associated with reorganization. These costs are being expensed as incurred and are included in reorganization items, net on the condensed consolidated statements of operations for the three and six months ended June 30, 2009.
Proposed Plan of Reorganization
On July 27, 2009, we filed a proposed joint plan of reorganization with the Bankruptcy Court (the “Plan”), together with a disclosure statement in respect of the Plan (the “Disclosure Statement”). A plan of reorganization sets forth the means for satisfying claims against and equity interests in the debtor. The consummation of a plan of reorganization is the principal objective of a Chapter 11 reorganization case.
Certain salient economic terms of the Plan, which are subject in all respects to the specific terms and definitions set forth in the Plan, include, but are not limited to, the following: (i) elimination of approximately $6.4 billion of indebtedness, including the payment of $715.0 million of secured indebtedness, and $500.0 million of annual interest expense; (ii) payment to the pre-petition secured lenders of the Company of approximately $675.0 million of debt paydown, including $200.0 million paid down pre-petition, in addition to scheduled amortization and interest payments that are subject to future Company cash flows; (iii) the exchange of all pre-petition publicly issued unsecured note debt for (a) 100% of the reorganized RHD equity that is subject to dilution pursuant to a stock-based management incentive plan, which is expected to permit equity-based compensation in an amount of not less than 10% of the fully diluted RHD equity, if approved in accordance with the Plan and (b) in the case of the holders of the Dex Media West LLC (“Dex Media West”) 8.5% Senior Notes due 2010 and 5.875% Senior Notes due 2011, $300.0 million of new seven-year RHD unsecured notes on a pro rata basis in addition to their share of the reorganized RHD equity; (iv) the obligations of the lenders under the RHDI revolving credit facility (the “RHDI Revolver”) to make additional advances terminated on the Petition Date and the outstanding loans under the RHDI Revolver will be converted to a term loan with a maturity date of October 2014 and an interest rate of LIBOR plus 625 basis points (“bps”), subject to a reduction upon satisfaction of a specified financial covenant threshold, and the current RHDI term loans will be amended to extend the maturity date to October 2014 with an interest rate of LIBOR plus 625 bps, subject to a reduction upon satisfaction of a specified financial covenant threshold; (v) the obligations of the lenders under the Dex Media East LLC (“Dex Media East”) revolving credit facility (“Dex Media East Revolver”) to make additional advances terminated on the Petition Date, and the outstanding loans under the Dex Media East Revolver will be converted to a term loan with a maturity date of October 2014 and an interest rate of LIBOR plus 250 bps, subject to reductions upon satisfaction of certain financial covenant thresholds, the current Dex Media East Term Loan A will be amended to extend the maturity date to October 2014 and increase the interest rate to LIBOR plus 250 bps, subject to reductions upon satisfaction of certain financial covenant thresholds, and the Dex Media East Term Loan B will be amended to increase the interest rate to LIBOR plus 250 bps, subject to reductions upon satisfaction of certain financial covenant thresholds; (vi) the obligations of the lenders under the Dex Media West revolving credit facility (“Dex Media West Revolver”) to make additional advances terminated on the Petition Date and the outstanding loans under the Dex Media West Revolver will be converted to a term loan with a maturity date of October 2014 and an interest rate of LIBOR plus 450 bps, subject to reductions upon satisfaction of certain financial covenant thresholds, the current Dex Media West Term Loan A will be amended to extend the maturity date to October 2014 and increase the interest rate to LIBOR plus 450 bps, subject to reductions upon satisfaction of certain financial covenant thresholds, and the Dex Media West Term Loan B will be amended to increase the interest rate to LIBOR plus 450 bps, subject to reductions upon satisfaction of certain financial covenant thresholds; and (vii) enhancement of the collateral and guarantees of the Dex Media East, Dex Media West and RHDI secured debt. As of emergence, the Company’s proposed Plan would, if adopted in its present form, result in consolidated debt of approximately $3.4 billion, of which $3.1 billion would be secured.

On May 29, 2009, the Company announced that it had reached pre-petition agreements in principle with a substantial majority of its unsecured noteholders and a substantial majority of the Company’s pre-petition secured lenders on a restructuring plan. The terms of the Company’s restructuring plan are evidenced by (i) Support Agreements dated as of May 21, 2009 and executed by the Company and lenders holding in excess of two-thirds in principal amount and one-half in number of claims under each of the RHDI, Dex Media East, and Dex Media West pre-petition credit facilities and (ii) the Restructuring Support Agreement dated as of May 28, 2009 executed by the Company and noteholders holding in excess of a majority of the aggregate principal amount of the pre-petition unsecured note debt (together, the “Plan Support Agreements”). The Plan is consistent with the terms and conditions of the Plan Support Agreements and applicable related term sheets. The Plan Support Agreements, together with the applicable terms sheets, form the basis for the Plan. There can be no assurance, however, that the Plan will be approved by all requisite holders of claims or interests or by the Bankruptcy Court or that all conditions precedent to the implementation of the Plan will be satisfied. Each Plan Support Agreement is subject to certain material conditions. Moreover, each Plan Support Agreement may be terminated upon the occurrence of certain events, including if the Plan is not confirmed by the Bankruptcy Court by January 15, 2010.
Recent Trends Related to Our Business
We have been experiencing lower advertising sales primarily as a result of declines in recurring business, including both renewal and increases to existing advertisers, mainly driven by (1) declines in overall advertising spending by businesses, (2) the significant impact of the weaker economy on smaller businesses in the markets in which we do business and (3) an increase in competition and more fragmentation in the local business search market. In addition, we have been experiencing adverse bad debt trends attributable to many of these same economic challenges in our markets. We expect that these economic challenges will continue in our markets, and, as such, our advertising sales, bad debt experience and operating results will continue to be adversely impacted in the foreseeable future.
In response to these economic challenges, we continue to actively manage expenses and are considering and acting upon a host of initiatives to streamline operations and contain costs. At the same time, we are improving the value we deliver to our advertisers by expanding the number of platforms and media through which we deliver their message to consumers as well as adjusting the pricing to give advertisers more exposure for the same price. We are also committing our sales force to focus on selling the value provided to local businesses through these expanded platforms, including our Dex directories, online and mobile devices, voice-activated directory search and leading search sites. In addition, we continue to invest in our future through initiatives such as new sales force automation, an advertiser self service system and portal, new mobile and voice search platforms and associated employee training. As economic conditions recover in our markets, we believe these investments will drive future revenue growth.
As a result of the credit and liquidity crisis in the United States and throughout the global financial system, substantial volatility in world capital markets and the banking industry has occurred. Several large banking and financial institutions have received funding from the federal government, been granted government loan guarantees, been taken over by federal regulators, merged with other financial institutions, or have initiated bankruptcy proceedings. These and other events have had a significant negative impact on financial markets, as well as the overall economy. This unprecedented instability has made it difficult for us to access the credit market and to obtain financing or refinancing. As such, we filed voluntary petitions for reorganization under Chapter 11 on May 28, 2009, as noted above. In addition, as a result of the global economic instability, our pension plan’s investment portfolio has experienced significant volatility and a decline in fair value during 2008 and into 2009. However, because the values of our pension plan’s individual investments have and will fluctuate in response to changing market conditions, the amount of gains or losses that will be recognized in subsequent periods and the impact on the funded status of the pension plan and future minimum required cash contributions, if any, cannot be determined at this time.
On June 15, 2009, we agreed on a new three year collective bargaining agreement with the International Brotherhood of Electrical Workers of America (“IBEW”). The collective bargaining agreement with the Communications Workers of America (“CWA”) expires in October 2009. We intend to engage in good faith bargaining with the CWA, however, the results of negotiations cannot yet be determined.

Going Concern
Item 1, “Financial Statements – Unaudited” — Note 1, “Business and Basis of Presentation” contains a statement indicating that certain events could impact our ability to continue as a going concern. The assessment of our ability to continue as a going concern was made by management considering, among other factors: (i) our Chapter 11 bankruptcy filing on May 28, 2009, (ii) the current global credit and liquidity crisis; (iii) the significant negative impact on our operating results and cash flows from the overall downturn in the global economy and an increase in competition and more fragmentation in the local business search market; (iv) that certain of our credit ratings have been recently downgraded; and (v) that our common stock ceased trading on the New York Stock Exchange (“NYSE”) on December 31, 2008 and is now traded over-the-counter on the Pink Sheets. These considerations are further reflected by our goodwill impairment charges of $3.1 billion and intangible asset impairment charge of $744.0 million recorded for the year ended December 31, 2008. In management’s view, these circumstances and events raise substantial doubt as to whether the Company will be able to continue as a going concern for a reasonable period of time.
Accounting Matters
The filing of the Chapter 11 petitions constituted an event of default under the indentures governing the Company’s senior notes, senior discount notes and senior subordinated notes (collectively the “notes in default”) and the debt obligations under those instruments became automatically and immediately due and payable, although any actions to enforce such payment obligations are automatically stayed under the applicable bankruptcy law. Based on the bankruptcy petitions, the notes in default are included in liabilities subject to compromise on the condensed consolidated balance sheet at June 30, 2009. See Item 1, “Financial Statements — Unaudited” — Note 1, “Business and Basis of Presentation — Accounting Matters” for additional information regarding the notes in default and other accounting matters.

Other Significant Financing Developments
On May 28, 2009 and in conjunction with the Plan, the Company repaid an aggregate of $200.0 million in principal on outstanding balances owed under RHDI’s senior secured credit facility (“RHDI credit facility”), Dex Media East credit facility and Dex Media West credit facility. The repayments were made under each of the credit facilities as follows:

Description	Amount

RHDI
Term Loan D-1	$13,797
Term Loan D-2	54,912
Revolver	8,938

Dex Media West
Term Loan A	6,971
Term Loan B	50,941
Revolver	4,826

Dex Media East
Term Loan A	34,176
Term Loan B	20,454
Revolver	4,985

Total repayment	$200,000

On May 14, 2009, the Company exercised a 30-day grace period on $78.3 million in interest payments due on the following senior notes and senior discount notes:

Description	Amount

RHDI
11.75% Senior Notes due 2015	$24,256

Dex Media, Inc.
8% Senior Notes due 2013	20,000
9% Senior Discount Notes due 2013	33,744

Dex Media West
5.875% Senior Notes due 2011	256

Total interest payments	$78,256

Exercising the grace period did not constitute an event of default under the bond indentures or any of the Company’s or its subsidiaries’ other debt agreements. The Company did not make these interest payments prior to filing the Chapter 11 petitions.
On April 15, 2009, the Company exercised a 30-day grace period on $54.6 million in interest payments due on its 8.875% Series A-4 Senior Notes due 2017 (“Series A-4 Senior Notes”). Exercising the grace period did not constitute an event of default under the bond indentures or any of the Company’s or its subsidiaries’ other debt agreements. On May 14, 2009, the Company entered into forbearance agreements with certain of its noteholders and bank lenders (“Forbearance Agreements”) with respect to the consequences of the expiration of the 30-day grace period for the Series A-4 Senior Notes. The Forbearance Agreements expired on May 28, 2009. and the Company did not make these interest payments prior to filing the Chapter 11 petitions.

As a result of exercising the 30-day grace period with respect to the Series A-4 Senior Notes on April 15, 2009, certain existing interest rate swaps associated with the Dex Media East credit facility having a notional amount of $350.0 million were required to be settled on May 28, 2009. Cash settlement payments of $26.4 million were made during the three and six months ended June 30, 2009 associated with these interest rate swaps.
As a result of the recent decline in certain of our credit ratings, an existing interest rate swap associated with the Dex Media West credit facility having a notional amount of $50.0 million was required to be settled on April 23, 2009. A cash settlement payment of $0.5 million was made during the three and six months ended June 30, 2009 associated with this interest rate swap.
On February 13, 2009, the Company borrowed the unused portions under the RHDI Revolver, Dex Media East Revolver and Dex Media West Revolver totaling $174.0 million, $97.0 million and $90.0 million, respectively. The Company made the borrowings under the various revolving credit facilities to preserve its financial flexibility in light of the continuing uncertainty in the global credit markets.
Employee Retirement Savings and Pension Plans
Upon ratification of the new collective bargaining agreement with the IBEW on June 15, 2009 and in conjunction with the comprehensive redesign of the Company’s employee retirement savings and pension plans approved by the Compensation & Benefits Committee of the Company’s Board of Directors on October 21, 2008, the following plan changes have been approved for IBEW employees:
•	Effective as of December 31, 2009, the Company will freeze the Dex Media, Inc. Pension Plan covering IBEW employees. In connection with the freeze, all pension plan benefit accruals for IBEW plan participants will cease as of December 31, 2009, however, all plan balances remain intact and interest credits on participant account balances, as well as service credits for vesting and retirement eligibility, continue in accordance with the terms of the plan. In addition, supplemental transition credits have been provided to certain plan participants nearing retirement who would otherwise lose a portion of their anticipated pension benefit at age 65 as a result of freezing the current plan. Similar supplemental transition credits have been provided to certain plan participants who were grandfathered under a final average pay formula when the defined benefit plan was previously converted from a traditional pension plan to a cash balance plan.
•	The elimination of all non-subsidized access to retiree health care and life insurance benefits effective January 1, 2010.
•	The elimination of subsidized retiree health care benefits for any Medicare-eligible retirees effective January 1, 2010.
•	The phase out of subsidized retiree health care benefits over a three-year period beginning January 1, 2010. With respect to the phase out of subsidized retiree health care benefits, if an eligible retiree becomes Medicare-eligible at any point in time during the phase out process noted above, such retiree will no longer be eligible for retiree health care coverage.
As a result of implementing the freeze on the Dex Media, Inc. Pension Plan covering IBEW employees, we have recognized a one-time net curtailment gain of $2.1 million during the three and six months ended June 30, 2009, which has been entirely offset by losses incurred on plan assets and previously unrecognized prior service costs that had been charged to accumulated other comprehensive loss. As a result of eliminating retiree health care and life insurance benefits for IBEW employees, we have recognized a one-time curtailment gain of $13.5 million, which is included in general and administrative expenses on the condensed consolidated statement of operations for the three and six months ended June 30, 2009. As a result of these actions, we will no longer incur funding expenses and administrative costs associated with this plan for IBEW employees.
Segment Reporting
Management reviews and analyzes its business of providing local search solutions as one operating segment.

New Accounting Pronouncements
In May 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 165, Subsequent Events (“SFAS No. 165”), the objective of which is to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, SFAS No. 165 sets forth (1) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (2) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and (3) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. SFAS No. 165 is effective for interim or annual financial periods ending after June 15, 2009 and as such, we adopted SFAS No. 165 as of June 30, 2009.
We have reviewed other accounting pronouncements that were issued as of June 30, 2009, which the Company has not yet adopted, and do not believe that these pronouncements will have a material impact on our financial position or operating results.

RESULTS OF OPERATIONS
Three and six months ended June 30, 2009 and 2008
Net Revenues
The components of our net revenues for the three and six months ended June 30, 2009 and 2008 were as follows:

	Three months ended June 30,
(amounts in millions)	2009	2008	$ Change	% Change

Gross advertising revenues	$569.9	$665.6	$(95.7)	(14.4)%
Sales claims and allowances	(11.7)	(11.3)	(0.4)	(3.5)

Net advertising revenues	558.2	654.3	(96.1)	(14.7)
Other revenues	7.4	9.4	(2.0)	(21.3)

Total	$565.6	$663.7	$(98.1)	(14.8)%

	Six months ended June 30,
(amounts in millions)	2009	2008	$ Change	% Change

Gross advertising revenues	$1,178.1	$1,342.5	$(164.4)	(12.2)%
Sales claims and allowances	(25.9)	(23.2)	(2.7)	(11.6)

Net advertising revenues	1,152.2	1,319.3	(167.1)	(12.7)
Other revenues	15.4	19.1	(3.7)	(19.4)

Total	$1,167.6	$1,338.4	$(170.8)	(12.8)%

Our advertising revenues are earned primarily from the sale of advertising in yellow pages directories we publish, net of sales claims and allowances. Advertising revenues also include revenues for Internet-based advertising products including online directories, such as dexknows.com and DexNet. Advertising revenues are affected by several factors, including changes in the quantity and size of advertisements, acquisition of new customers, renewal rates of existing customers, premium advertisements sold, changes in advertisement pricing, the introduction of new products, an increase in competition and more fragmentation in the local business search market and general economic factors. Revenues with respect to print advertising and Internet-based advertising products that are sold with print advertising are recognized under the deferral and amortization method. Revenues related to our print advertising are initially deferred when a directory is published and recognized ratably over the directory’s life, which is typically 12 months. Revenues with respect to our Internet-based advertising products that are sold with print advertising are initially deferred until the service is delivered or fulfilled and recognized ratably over the life of the contract. Revenues with respect to Internet-based services that are not sold with print advertising, such as DexNet, are recognized as delivered or fulfilled.
As a result of the deferral and amortization method of revenue recognition, recognized gross advertising revenues reflect the amortization of advertising sales consummated in prior periods as well as advertising sales consummated in the current period. As noted further below, advertising sales have continued to deteriorate due to the overall economic instability as well as an increase in competition and more fragmentation in the local business search market, which will result in lower recognized advertising revenues in future periods because, as noted, such revenues are recognized ratably over the directory’s life.
Gross advertising revenues for the three and six months ended June 30, 2009 decreased $95.7 million, or 14.4%, and $164.4 million, or 12.2%, from the three and six months ended June 30, 2008, respectively. The decline in gross advertising revenues for the three and six months ended June 30, 2009 is primarily due to declines in advertising sales over the past twelve months, primarily as a result of declines in new and recurring business, mainly driven by (1) declines in overall advertising spending by businesses, (2) the significant impact of the weaker economy on smaller businesses in the markets in which we do business and (3) an increase in competition and more fragmentation in the local business search market.
Sales claims and allowances for the three and six months ended June 30, 2009 increased $0.4 million, or 3.5%, and $2.7 million, or 11.6%, from the three and six months ended June 30, 2008, respectively. The increase in sales claims and allowances for the three and six months ended June 30, 2009 is primarily due higher claims experience associated with our Internet-based advertising products.

Advertising sales is a non-GAAP statistical measure and consists of sales of advertising in print directories distributed during the period and Internet-based products and services with respect to which such advertising first appeared publicly during the period. It is important to distinguish advertising sales from net revenues, which under U.S. generally accepted accounting principles (“GAAP”) are recognized under the deferral and amortization method. Advertising sales for the three and six months ended June 30, 2009 were $522.8 million and $1,121.0 million, respectively, compared to $675.8 million and $1,394.4 million for the three and six months ended June 30, 2008, respectively. The $153.0 million, or 22.6%, and $273.4 million, or 19.6%, decrease in advertising sales for the three and six months ended June 30, 2009, respectively, is a result of declines in new and recurring business, mainly driven by (1) declines in overall advertising spending by businesses, (2) the significant impact of the weaker economy on smaller businesses in the markets in which we do business and (3) an increase in competition and more fragmentation in the local business search market. Advertising sales in current periods will be recognized as gross advertising revenues in future periods as a result of the deferral and amortization method of revenue recognition.
Expenses
The components of our total expenses for the three and six months ended June 30, 2009 and 2008 were as follows:

	Three months ended June 30,
(amounts in millions)	2009	2008	$ Change	% Change

Production and distribution expenses	$88.5	$103.5	$(15.0)	(14.5)%
Selling and support expenses	172.2	175.6	(3.4)	(1.9)
General and administrative expenses	18.8	30.1	(11.3)	(37.5)
Depreciation and amortization	142.3	119.5	22.8	19.1
Impairment charges	—	660.2	(660.2)	N/M

Total	$421.8	$1,088.9	$(667.1)	(61.3)%

	Six months ended June 30,
(amounts in millions)	2009	2008	$ Change	% Change

Production and distribution expenses	$184.6	$212.6	$(28.0)	(13.2)%
Selling and support expenses	337.1	361.9	(24.8)	(6.9)
General and administrative expenses	53.2	65.0	(11.8)	(18.2)
Depreciation and amortization	285.2	237.8	47.4	19.9
Impairment charges	—	3,123.9	(3,123.9)	N/M

Total	$860.1	$4,001.2	$(3,141.1)	(78.5)%

(N/M: Not Meaningful)
Certain costs directly related to the selling and production of directories are initially deferred and recognized ratably over the life of the directory under the deferral and amortization method of accounting to match revenue recognized relating to such directories, with cost recognition commencing in the month directory distribution is substantially complete. These costs are specifically identifiable to a particular directory and include sales commissions and print, paper and initial distribution costs. Sales commissions include amounts paid to employees for sales to local advertisers and to certified marketing representatives (“CMRs”), which act as our channel to national advertisers. All other expenses, such as sales person salaries, sales manager compensation, sales office occupancy, publishing and information technology services, are not specifically identifiable to a particular directory and are recognized as incurred. Our costs recognized in a reporting period consist of: (i) costs incurred in that period and fully recognized in that period; (ii) costs incurred in a prior period, a portion of which is amortized and recognized in the current period; and (iii) costs incurred in the current period, a portion of which is amortized and recognized in the current period and the balance of which is deferred until future periods. Consequently, there will be a difference between costs recognized in any given period and costs incurred in the given period, which may be significant.

Production and Distribution Expenses
Total production and distribution expenses for the three and six months ended June 30, 2009 were $88.5 million and $184.6 million, respectively, compared to $103.5 million and $212.6 million for the three and six months ended June 30, 2008, respectively. The primary components of the $15.0 million, or 14.5%, and $28.0 million, or 13.2%, decrease in production and distribution expenses for the three and six months ended June 30, 2009, respectively, were as follows:

	Three months ended	Six months ended
(amounts in millions)	June 30, 2009	June 30, 2009
	$ Change
Decreased internet production and distribution costs	$(7.2)	$(9.2)
Decreased print, paper and distribution costs	(6.2)	(12.4)
Decreased information technology (“IT” expenses)	(0.1)	(2.8)
All other, net	(1.5)	(3.6)

Total decrease in production and distribution expenses for the three and six months ended June 30, 2009	$(15.0)	$(28.0)

During the three and six months ended June 30, 2009, internet production and distribution costs declined $7.2 million and $9.2 million, respectively, compared to the three and six months ended June 30, 2008, primarily due to a reduction in headcount and outside contractor services, partially offset by additional expenses related to internet distribution costs due to traffic purchased to generate usage for our advertisers’ business.
During the three and six months ended June 30, 2009, print, paper and distribution costs declined $6.2 million and $12.4 million, respectively, compared to the three and six months ended June 30, 2008. This decline is primarily due to improved efficiencies in the display of advertiser content in our print products, the refinement of our distribution scope across all of our markets and negotiated price reductions in our print expenses. The decrease in print, paper and distribution costs is also due to declines in print advertisements, which is a direct result of declines in new and recurring business, mainly driven by (1) declines in overall advertising spending by businesses, (2) the significant impact of the weaker economy on smaller businesses in the markets in which we do business and (3) an increase in competition and more fragmentation in the local business search market.
During the three and six months ended June 30, 2009, production and distribution related IT expenses declined $0.1 million and $2.8 million, respectively, compared to the three and six months ended June 30, 2008, primarily due to a reduction in headcount and outside contractor services. This decline is also due to additional spending during the three and six months ended June 30, 2008 associated with our IT infrastructure to support our products and services and enhancements and technical support of multiple production systems as we continued to integrate to a consolidated IT platform.
Selling and Support Expenses
Total selling and support expenses for the three and six months ended June 30, 2009 were $172.2 million and $337.1 million, respectively, compared to $175.6 million and $361.9 million reported for the three and six months ended June 30, 2008, respectively. The primary components of the $3.4 million, or 1.9%, and $24.8 million, or 6.9%, decrease in selling and support expenses for the three and six months ended June 30, 2009, respectively, were as follows:

	Three months ended	Six months ended
(amounts in millions)	June 30, 2009	June 30, 2009
	$ Change
Decreased commissions and salesperson costs	$(11.1)	$(27.1)
Decreased directory publishing costs	(1.7)	(5.4)
Decreased billing, credit and collection expenses	(1.2)	(2.8)
Decreased incentive compensation expense	(0.9)	(3.5)
Increased bad debt expense	8.6	16.4
All other, net	2.9	(2.4)

Total decrease in selling and support expenses for the three and six months ended June 30, 2009	$(3.4)	$(24.8)

During the three and six months ended June 30, 2009, commissions and salesperson costs decreased $11.1 million and $27.1 million, respectively, compared to the three and six months ended June 30, 2008, primarily due to lower advertising sales as well as headcount reductions and consolidation of responsibilities.
During the three and six months ended June 30, 2009, directory publishing costs decreased $1.7 million and $5.4 million, respectively, compared to the three and six months ended June 30, 2008, primarily due to a reduction in headcount and related expenses resulting from the consolidation of our publishing and graphics operations.
During the three and six months ended June 30, 2009, billing, credit and collection expenses decreased $1.2 million and $2.8 million, respectively, compared to the three and six months ended June 30, 2008, primarily due to lower costs resulting from a change in vendors during the later part of 2008 as well as headcount reductions and consolidation of responsibilities.
During the three and six months ended June 30, 2009, selling and support related incentive compensation expense declined $0.9 million and $3.5 million, respectively, compared to the three and six months ended June 30, 2008, primarily due to the fact that the Company did not grant any stock-based awards during the three and six months ended June 30, 2009, partially offset by compensation expense associated with the Company’s 2009 Long-Term Incentive Program (the “2009 LTIP”).
During the three and six months ended June 30, 2009, bad debt expense increased $8.6 million, or 25.0% and $16.4 million, or 25.6%, respectively, compared to the three and six months ended June 30, 2008, primarily due to deterioration in accounts receivable aging categories and increased write-offs, resulting from the adverse impact on our advertisers from the instability of the overall economy and tightening of the credit markets. During the three and six months ended June 30, 2009, our bad debt expense represented 7.6% and 6.9% of our net revenue respectively, as compared to 5.2% and 4.8% for the three and six months ended June 30, 2008. If advertisers fail to pay within specified credit terms, we may cancel their advertising in future directories, which could further impact our ability to collect past due amounts as well as adversely impact our advertising sales and revenue growth trends. We expect that these economic challenges will continue in our markets, and, as such, our bad debt experience will continue to be adversely impacted in the foreseeable future.
General and Administrative Expenses
General and administrative (“G&A”) expenses for the three and six months ended June 30, 2009 were $18.8 million and $53.2 million, respectively, compared to $30.1 million and $65.0 million for the three and six months ended June 30, 2008, respectively. The primary components of the $11.3 million, or 37.5%, and $11.8 million, or 18.2%, decrease in G&A expenses for the three and six months ended June 30, 2009, respectively, were as follows:

	Three months ended	Six months ended
(amounts in millions)	June 30, 2009	June 30, 2009
	$ Change
Curtailment gains, net	$(13.5)	$(13.5)
(Decrease) increase in restructuring expenses	(2.5)	6.5
Decreased incentive compensation expense	(0.1)	(3.4)
All other, net	4.8	(1.4)

Total decrease in G&A expenses for the three and six months ended June 30, 2009	$(11.3)	$(11.8)

During the three and six months ended June 30, 2009, we recognized one-time non-cash net curtailment gains of $13.5 million associated with the freeze on the Company’s defined benefit plans for certain union employees and the elimination of certain union retiree health care and life insurance benefits.
During the three months ended June 30, 2009, restructuring expenses decreased $2.5 million compared to the three months ended June 30, 2008, primarily due to the reclass of certain previously recognized expenses associated with filing the Chapter 11 petitions to reorganization items on the condensed consolidated statement of operations. During the six months ended June 30, 2009, restructuring expenses increased $6.5 million compared to the six months ended June 30, 2008, primarily due to outside consulting fees, headcount reductions, consolidation of responsibilities and vacated leased facilities, offset by the previously noted reclass of expenses.
During the three and six months ended June 30, 2009, G&A related incentive compensation expense declined $0.1 million and $3.4 million, respectively, compared to the three and six months ended June 30, 2008, primarily due to the fact that the Company did not grant any stock-based awards during the three and six months ended June 30, 2009, partially offset by compensation expense associated with the Company’s 2009 LTIP.

Depreciation and Amortization
Depreciation and amortization expense for the three and six months ended June 30, 2009 was $142.3 million and $285.2 million, respectively, compared to $119.5 million and $237.8 million for the three and six months ended June 30, 2008, respectively. Amortization of intangible assets was $128.6 million and $257.0 million for the three and six months ended June 30, 2009, respectively, compared to $104.0 million and $208.0 million for the three and six months ended June 30, 2008, respectively. In connection with the impairment testing of our definite-lived intangible assets and other long-lived assets at December 31, 2008, we evaluated the remaining useful lives of our intangible assets. Based on this evaluation, the remaining useful lives of all directory services agreements associated with prior acquisitions were reduced to 33 years effective January 1, 2009 in order to better reflect the period these intangible assets are expected to contribute to our future cash flow. The increase in amortization expense for the three and six months ended June 30, 2009 is a direct result of reducing the remaining useful lives of these directory services agreements, partially offset by a reduction in amortization expense associated with a revision to the carrying values of our local and national customer relationships subsequent to impairment charges recorded during the fourth quarter of 2008.
Annual amortization expense in 2009 is expected to increase by approximately $98.6 million as a result of the reduction of remaining useful lives associated with our directory services agreements and revision to the carrying values of our local and national customer relationships noted above.
Depreciation of fixed assets and amortization of computer software was $13.7 million and $28.2 million for the three and six months ended June 30, 2009, respectively, compared to $15.5 million and $29.8 million for the three and six months ended June 30, 2008, respectively. The decrease in depreciation expense for the three and six months ended June 30, 2009 was primarily due to accelerated amortization during the three and six months ended June 30, 2008 associated with software projects that were retired prior to their initial estimated service life.
Impairment Charges
As a result of the decline in the trading value of our debt and equity securities during the first and second quarters of 2008 and continuing negative industry and economic trends that have directly affected our business, we performed impairment tests of our goodwill, definite-lived intangible assets and other long-lived assets in accordance with SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”) and SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS No. 144”), respectively. We used estimates and assumptions in our impairment evaluations, including, but not limited to, projected future cash flows, revenue growth and customer attrition rates. Based upon the impairment test of our goodwill, we recognized goodwill impairment charges of $2.5 billion and $660.2 million during the three months ended March 31, 2008 and June 30, 2008, respectively, for total goodwill impairment charges of $3.1 billion during the six months ended June 30, 2008. As a result of these impairment charges, we have no recorded goodwill at December 31, 2008 or June 30, 2009. Our testing results of our definite-lived intangible assets and other long-lived assets indicated no impairment as of March 31, 2008 and June 30, 2008.
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

Operating Income (Loss)
Operating income (loss) for the three and six months ended June 30, 2009 and 2008 was as follows:

	Three months ended June 30,
(amounts in millions)	2009	2008	$ Change	% Change

Total	$143.9	$(425.2)	$569.1	N/M

	Six months ended June 30,
(amounts in millions)	2009	2008	$ Change	% Change

Total	$307.5	$(2,662.8)	$2,970.3	N/M

Operating income for the three and six months ended June 30, 2009 of $143.9 million and $307.5 million, respectively, compares to operating loss of $(425.2) million and $(2.7) billion for the three and six months ended June 30, 2008, respectively. The change to operating income for the three and six months ended June 30, 2009 from operating loss for the three and six months ended June 30, 2008 is primarily due to the goodwill impairment charges recorded during the three and six months ended June 30, 2008 noted above, as well as the revenue and expense trends described above.
Interest Expense, Net
Contractual interest expense that would have appeared on the condensed consolidated statement of operations if not for the filing of the Chapter 11 petitions was $202.9 million and $398.1 million for the three and six months ended June 30, 2009, respectively. Net interest expense for the three and six months ended June 30, 2009 was $161.5 million and $360.3 million, respectively, and includes $8.3 million and $16.6 million, respectively, of non-cash amortization of deferred financing costs. Net interest expense for the three and six months ended June 30, 2008 was $234.2 million and $430.1 million, respectively, and includes $8.8 million and $14.3 million, respectively, of non-cash amortization of deferred financing costs.
Interest expense for the three and six months ended June 30, 2009 includes a non-cash charge of $5.1 million associated with the change in fair value of the Dex Media East interest rate swaps that were required to be settled and interest rate swaps no longer deemed financial instruments under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”) as a result of filing the Chapter 11 petitions. Interest expense for the three and six months ended June 30, 2009 also includes a non-cash charge of $2.0 million resulting from amounts previously charged to accumulated other comprehensive loss related to these interest rate swaps. The amounts previously charged to accumulated other comprehensive loss related to the Dex Media East interest rate swaps will be amortized to interest expense over the remaining life of the interest rate swaps based on future interest payments, as it is not probable that those forecasted transactions will not occur.
As a result of the change in fair value of our interest rate swaps associated with the amendment of the RHDI credit facility and the refinancing of the former Dex Media West credit facility on June 6, 2008 and settlement and termination of certain of these interest rate swaps during the second quarter of 2009, interest expense includes a reduction of $2.6 million and $9.3 million for the three and six months ended June 30, 2009, respectively, resulting from the change in the fair value of these interest rate swaps. Interest expense for the three and six months ended June 30, 2008 includes a non-cash charge of $42.9 million resulting from amounts previously charged to accumulated other comprehensive loss related to these interest rate swaps, offset by a reduction to interest expense of $4.4 million resulting from the change in the fair value of these interest rate swaps since June 6, 2008.

In conjunction with the Dex Media Merger and as a result of purchase accounting required under GAAP, we recorded Dex Media’s debt at its fair value on January 31, 2006. We recognized an offset to interest expense each period subsequent to the Dex Media Merger through May 28, 2009 for the amortization of the corresponding fair value adjustment. The offset to interest expense was $3.0 million and $7.7 million for the three and six months ended June 30, 2009, compared to $4.4 million and $8.6 million, respectively, for the three and six months ended June 30, 2008. The offset to interest expense was to be recognized over the life of the respective debt, however due to filing the Chapter 11 petitions, unamortized fair value adjustments of $78.5 million at May 28, 2009 were written-off and recognized as a reorganization item on the condensed consolidated statement of operations for the three and six months ended June 30, 2009.
The decrease in net interest expense of $72.7 million, or 31.0%, and $69.8 million, or 16.2%, for the three and six months ended June 30, 2009, respectively, is primarily due to ceasing interest expense on our notes in default as a result of filing the Chapter 11 petitions, the non-cash charge of $42.9 million during the three and six months ended June 30, 2008 resulting from amounts previously charged to accumulated other comprehensive loss noted above and a reduction in outstanding debt from the prior corresponding period due to the financing transactions conducted during the later half of 2008. The decrease in net interest expense for the three and six months ended June 30, 2009 is offset by the non-cash charge of $5.1 million associated with the change in fair value of the Dex Media East interest rate swaps and $2.0 million associated with amounts previously charged to accumulated other comprehensive loss related to the Dex Media East interest rate swaps, a reduction in interest income associated with our interest rate swaps due to a decline in interest rates, additional interest expense associated with borrowing the unused portions of our revolving credit facilities on February 13, 2009 and a decline in the offset to interest expense associated with the fair value adjustment of Dex Media’s debt noted above.
Gain on Debt Transactions, Net
As a result of the debt transactions, we recorded a net non-cash gain of $159.2 million during the three and six months ended June 30, 2008. The net non-cash gain on debt transactions was comprised of a non-cash gain of $172.8 million, representing the difference between the accreted value (in the case of the senior discount notes) or par value, as applicable, of the extinguished RHD Notes and the RHDI Senior Notes, offset by the write-off of $11.5 million of unamortized deferred financing costs related to the extinguished RHD Notes. In addition, the net non-cash gain is offset by a charge of $2.2 million for the write-off of unamortized deferred financing costs associated with the refinancing of the former Dex Media West credit facility and portions of the amended RHDI credit facility. Both of these transactions have been accounted for as extinguishments of debt.
Reorganization Items, Net
For the three and six months ended June 30, 2009, the Company has recorded $70.8 million of reorganization items on a separate line item on the condensed consolidated statement of operations in accordance with American Institute of Certified Public Accountant Statement of Position 90-7, Financial Reporting by Entities in Reorganization Under the Bankruptcy Code (“SOP 90-7”). Reorganization items represent charges that are directly associated with the process of reorganizing the business under Chapter 11 of the Bankruptcy Code. The following table displays the details of reorganization items for the three and six months ended June 30, 2009:

Three and Six Months
Ended June 30, 2009

Write-off of unamortized deferred financing costs	$64,475
Professional fees	50,463
Write-off of net premiums / discounts on long-term debt	34,886
Write-off of fair value adjustments	(78,511)
Lease rejections	(532)

Total reorganization items	$70,781

The write-off of unamortized deferred financing costs of $64.5 million, unamortized net premiums / discounts of $34.9 million and unamortized fair value adjustments required by GAAP as a result of the Dex Media Merger of $78.5 million at May 28, 2009, relate to long-term debt classified as liabilities subject to compromise at June 30, 2009.

The Company has incurred professional fees of $50.5 million associated with filing the Chapter 11 petitions. Professional fees include financial, legal and valuation services directly associated with the reorganization process.
The Company has reclassified a previously recognized restructuring charge of $0.5 million to reorganization items, net for leases that have been rejected by the Company and approved by the Bankruptcy Court through June 30, 2009 as part of the Chapter 11 Cases.
We anticipate additional charges to reorganization items, net during the remainder of 2009.
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
As of June 30, 2009, the Company has recognized an increase in our deferred tax liability of $375.4 million related to Section 382, which directly impacted our deferred tax expense and significantly decreased our effective tax rate for the six months ended June 30, 2009.
The effective tax rate on loss before income taxes of 14.6% and (285.7)% for the three and six months ended June 30, 2009, respectively, compares to an effective tax rate of 32.3% and 33.1% on loss before income taxes for the three and six months ended June 30, 2008, respectively. The significant change in the effective tax rate for the three and six months ended June 30, 2009 as compared to the three and six months ended June 30, 2008 is primarily due to the tax consequences of the Section 382 limitation recorded during the six months ended June 30, 2009, partially offset by the goodwill impairment charges recorded during the three and six months ended June 30, 2008. The change in the effective tax rate for the three and six months ended June 30, 2009 is also attributable to estimates of non-deductible reorganization costs and changes in estimates of state tax apportionment factors that impact our effective state tax rates.
Net Loss and Loss Per Share
Net loss for the three and six months ended June 30, 2009 of $(75.5) million and $(476.7) million, respectively, compares to net loss of $(338.9) million and $(2.0) billion for the three and six months ended June 30, 2008, respectively. The decrease in net loss for the three and six months ended June 30, 2009 is primarily due to the goodwill impairment charges recorded during the three and six months ended June 30, 2008, as well as the revenue and expense trends described above, partially offset by the impact of the reorganization items during the three and six months ended June 30, 2009.
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
See Note 2, “Summary of Significant Accounting Policies,” in Part I — Item 1 of this Quarterly Report on Form 10-Q for further details and computations of the basic and diluted EPS amounts. For the three months ended June 30, 2009, basic and diluted EPS was $(1.10), compared to basic and diluted EPS of $(4.93) for the three months ended June 30, 2008. For the six months ended June 30, 2009, basic and diluted EPS was $(6.92), compared to basic and diluted EPS of $(28.51) for the six months ended June 30, 2008. Because of our reported net loss for the three and six months ended June 30, 2009 and 2008, the calculation of diluted EPS was anti-dilutive compared to basic EPS. Diluted EPS cannot be greater (or less of a loss) than basic EPS. Therefore, reported basic EPS and diluted EPS were the same for the three and six months ended June 30, 2009 and 2008.

LIQUIDITY AND CAPITAL RESOURCES
Debt
The following table presents the carrying value of our long-term debt at June 30, 2009 and December 31, 2008. As a result of filing the Chapter 11 petitions, unamortized fair value adjustments required by GAAP as a result of the Dex Media Merger of $78.5 million and unamortized net premiums / discounts of $34.9 million at May 28, 2009 were written-off and recognized as reorganization items on the condensed consolidated statement of operations for the three and six months ended June 30, 2009. Therefore the carrying value of our long-term debt at June 30, 2009 represents par value. The carrying value of our long-term debt at December 31, 2008 includes $86.2 million of unamortized fair value adjustments.

	Notes in Default	Credit Facilities
	June 30, 2009		December 31, 2008

RHD
6.875% Senior Notes due 2013	$206,791	$—	$206,791
6.875% Series A-1 Senior Discount Notes due 2013	320,903	—	301,862
6.875% Series A-2 Senior Discount Notes due 2013	483,365	—	455,204
8.875% Series A-3 Senior Notes due 2016	1,012,839	—	1,012,839
8.875% Series A-4 Senior Notes due 2017	1,229,760	—	1,229,760

R.H. Donnelley Inc.
Credit Facility	—	1,430,660	1,341,098
11.75% Senior Notes due 2015	412,871	—	412,871

Dex Media, Inc.
8% Senior Notes due 2013	500,000	—	510,408
9% Senior Discount Notes due 2013	749,857	—	771,488

Dex Media East
Credit Facility	—	1,082,835	1,081,500

Dex Media West
Credit Facility	—	1,101,939	1,080,000
8.5% Senior Notes due 2010	385,000	—	393,883
5.875% Senior Notes due 2011	8,720	—	8,761
9.875% Senior Subordinated Notes due 2013	761,650	—	815,791

Total RHD consolidated	6,071,756	3,615,434	9,622,256
Less current portion	—	592,023	113,566

Long-term debt subject to compromise	$6,071,756	—	—

Long-term debt not subject to compromise		$3,023,411	$9,508,690

Credit Facilities
As described in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Chapter 11 Bankruptcy Proceedings and Plan of Reorganization,” the Plan includes modifications to certain terms and conditions of the Company’s credit facilities, which are not reflected below.
At June 30, 2009, total outstanding debt under our credit facilities was $3,615.4 million, comprised of $1,430.7 million under the RHDI credit facility, $1,082.8 million under the Dex Media East credit facility and $1,101.9 million under the Dex Media West credit facility.

RHDI
As of June 30, 2009, outstanding balances under the RHDI credit facility totaled $1,430.7 million, comprised of $254.1 million under Term Loan D-1, $1,011.5 million under Term Loan D-2 and $165.1 million under the RHDI Revolver, exclusive of $0.7 million utilized under two standby letters of credit. All Term Loans require quarterly principal and interest payments. Term Loans D-1 and D-2 require accelerated amortization beginning in 2010 through final maturity in June 2011. $75.0 million of the RHDI Revolver matures in December 2009, while $100.0 million of the RHDI Revolver matures in June 2011. The weighted average interest rate of outstanding debt under the RHDI credit facility was 6.75% and 6.77% at June 30, 2009 and December 31, 2008, respectively.
Dex Media East
As of June 30, 2009, outstanding balances under the Dex Media East credit facility totaled $1,082.8 million, comprised of $614.2 million under Term Loan A, $376.6 million under Term Loan B and $92.0 million under the Dex Media East Revolver, exclusive of $2.6 million utilized under three standby letters of credit. All Term Loans require quarterly principal and interest payments. The Dex Media East Revolver and Term Loan A will mature in October 2013, and the Term Loan B will mature in October 2014. The weighted average interest rate of outstanding debt under the Dex Media East credit facility was 2.52% and 3.83% at June 30, 2009 and December 31, 2008, respectively.
Dex Media West
As of June 30, 2009, outstanding balances under the Dex Media West credit facility totaled $1,101.9 million, comprised of $119.9 million under Term Loan A, $896.8 million under Term Loan B and $85.2 million under the Dex Media West Revolver. The Dex Media West Revolver and Term Loan A will mature in October 2013 and the Term Loan B will mature in October 2014. All Term Loans require quarterly principal and interest payments. The weighted average interest rate of outstanding debt under the Dex Media West credit facility was 6.97% and 7.10% at June 30, 2009 and December 31, 2008, respectively.
Impact of Purchase Accounting
As a result of the Dex Media Merger and in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations (“SFAS No. 141”), we were required to record Dex Media’s outstanding debt at its fair value as of the date of the Dex Media Merger, and as such, a fair value adjustment was established at January 31, 2006. This fair value adjustment was amortized as a reduction of interest expense using the effective interest method through May 28, 2009 and did not impact future scheduled interest or principal payments. Amortization of the fair value adjustment included as a reduction of interest expense was $3.0 million and $7.7 million for the three and six months ended June 30, 2009, respectively, and $4.4 million and $8.6 million for the three and six months ended June 30, 2008, respectively. The offset to interest expense was to be recognized over the life of the respective debt, however due to filing the Chapter 11 petitions, unamortized fair value adjustments of $78.5 million at May 28, 2009 were written-off and recognized as a reorganization item on the condensed consolidated statement of operations for the three and six months ended June 30, 2009.
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

Liquidity and Cash Flows
Our primary sources of liquidity are existing cash on hand, subject to the terms of a cash collateral order with the credit facility lenders and approved by the Bankruptcy Court, and cash flows generated from operations. Subsequent to and during pendency of filing the Chapter 11 petitions, we expect that our primary liquidity requirements will be to fund operations and service the Company’s secured indebtedness. Our ability to meet our secured debt service requirements will be dependent on our ability to generate sufficient cash flows from operations. Our primary sources of cash flows will consist mainly of cash receipts from the sale of advertising in our yellow pages and from our online products and services and can be impacted by, among other factors, general economic conditions, an increase in competition and more fragmentation in the local business search market, consumer confidence and the level of demand for our advertising products and services.
Based on current financial projections, we expect to be able to continue to generate cash flows from operations in amounts sufficient to fund our operations, satisfy our interest and principal payment obligations on our secured indebtedness and pay administrative expenses including professional fees while under Chapter 11. We can make no assurances that our business will generate sufficient cash flows from operations to enable us to fund our operations, satisfy our interest and principal payment obligations on our secured indebtedness or for other purposes.
See Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Chapter 11 Bankruptcy Proceedings and Plan of Reorganization” for additional information related to our recent filing of voluntary petitions for reorganization under Chapter 11 and the Plan.
Primarily as a result of our business combinations, we have a significant amount of debt. Aggregate outstanding debt as of June 30, 2009 was $9.7 billion, of which $3.6 billion was outstanding under our secured credit facilities and $6.1 billion consists of our notes in default. As of May 28, 2009, the Company has ceased accruing interest on its notes in default and these notes in default are classified as liabilities subject to compromise on the condensed consolidated balance sheet at June 30, 2009.
During the six months ended June 30, 2009, we made principal payments of $229.4 million under our credit facilities. During the six months ended June 30, 2009, we made revolver borrowings of $361.0 million, offset by revolver payments of $18.7 million, resulting in a net increase of $342.3 million of the revolver portions under our credit facilities.
For the six months ended June 30, 2009, we made aggregate net cash interest payments of $282.8 million. At June 30, 2009, we had $406.9 million of cash and cash equivalents before checks not yet presented for payment of $6.8 million.
Cash provided by operating activities was $176.6 million for the six months ended June 30, 2009. Key contributors to operating cash flow include the following:
•	$476.7 million in net loss.
•	$764.2 million of net non-cash items primarily consisting of $352.7 million in deferred income taxes, $285.2 million of depreciation and amortization, $80.6 million in bad debt provision, of which $75.3 million relates to the change in net accounts receivable, $20.7 million in other non-cash items, primarily related to the change in the fair value of our interest rate swap agreements, $20.3 million associated with net reorganization items and $6.8 million of stock-based compensation expense, offset by a reduction in interest expense of $2.1 million associated with the change in fair value of our interest rate swaps.

•	$103.6 million net use of cash from a decrease in deferred directory revenues of $98.3 million due to lower advertising sales and an increase in accounts receivable of $5.3 million, representing the increase in accounts receivable net of the provision for bad debts of $80.6 million, due to deterioration in accounts receivable aging categories, which has been driven by weaker economic conditions. The change in deferred revenues and accounts receivable are analyzed together given the fact that when a directory is published, the annual billable value of that directory is initially deferred and unbilled accounts receivable are established. Each month thereafter, typically one twelfth of the billing value is recognized as revenues and billed to customers.
•	$38.2 million net source of cash from a decrease in other assets, consisting of a $21.4 million decrease in prepaid directory costs resulting from publication seasonality as well as a $16.8 million decrease in other current and non-current assets, primarily relating to deferred commissions, print, paper and delivery costs and changes in the fair value of the Company’s interest rate swap agreements.
•	$47.8 million net source of cash from an increase in accounts payable and accrued liabilities, primarily resulting from an increase in accrued interest payable of $64.9 million and a $3.2 million increase in trade accounts payable, offset by a $20.3 million decrease in other accrued liabilities. These changes comprise items included in liabilities subject to compromise on the condensed consolidated balance sheet at June 30, 2009. The source of cash from an increase in accounts payable and accrued liabilities is a direct result of filing the Chapter 11 petitions, whereby payment of pre-petition obligations has been delayed.
•	$93.3 million decrease in other non-current liabilities primarily resulting from the change in fair value of our interest rate swaps as well as the change in pension and postretirement long-term liabilities.
Cash used in investing activities for the six months ended June 30, 2009 was $9.8 million and includes the following:
•	$9.8 million used to purchase fixed assets, primarily computer equipment, software and leasehold improvements.
Cash provided by financing activities for the six months ended June 30, 2009 was $109.0 million and includes the following:
•	$229.4 million in principal payments on term loans under our secured credit facilities.
•	$361.0 million in borrowings under our revolvers. The Company made the borrowings under the various revolving credit facilities to preserve its financial flexibility in light of the continuing uncertainty in the global credit markets.
•	$18.7 million in principal payments on our revolvers.
•	$3.9 million in the decreased balance of checks not yet presented for payment.
Cash provided by operating activities was $276.3 million for the six months ended June 30, 2008. Key contributors to operating cash flow include the following:
•	$(1,962.0) million in net loss, which includes the impact of the goodwill impairment charges.
•	$2,149.3 million of net non-cash items consisting of the goodwill impairment charges of $3,123.9 million, offset by $(974.6) million in deferred income taxes, which includes the tax impact of the goodwill impairment charge.
•	$159.2 million of the net non-cash gain on the debt transactions.

•	$383.3 million of other net non-cash items primarily consisting of $237.8 million of depreciation and amortization, $64.2 million in bad debt provision, $38.4 million of net additional interest expense associated with the change in fair value of our interest rate swaps, and $26.5 million in other non-cash items, primarily consisting of $36.4 million related to the accretion of our discounted debt and $12.1 million related to the amortization of deferred financing costs, offset by $13.3 million associated with the change in fair value of our interest rate swaps and $8.6 million associated with the amortization of the fair value adjustments required by GAAP as a result of the Dex Media Merger, which reduced interest expense. Other net non-cash items also include $16.3 million of stock-based compensation expense.
•	$92.4 million net use of cash from an increase in accounts receivable of $128.9 million due to an increase in days outstanding of customer balances and deterioration in accounts receivable aging categories, which has been driven by the extension of the write-off policy in our Qwest markets to conform to the legacy RHD markets, weaker economic conditions, the transition to in-house billing and collection services for certain local customers in our Qwest markets that were previously performed by Qwest on our behalf, as well as publication cycle seasonality, offset by an increase in deferred directory revenues of $36.5 million. The change in deferred revenues and accounts receivable are analyzed together given the fact that when a directory is published, the annual billable value of that directory is initially deferred and unbilled accounts receivable are established. Each month thereafter, typically one twelfth of the billing value is recognized as revenues and billed to customers.
•	$25.1 million net source of cash from a decrease in other assets, consisting of a $46.9 million decrease in prepaid directory costs resulting from publication seasonality, offset by a $21.8 million increase in other current and non-current assets, primarily relating to deferred commissions, print, paper and delivery costs and changes in the fair value of the Company’s interest rate swap agreements.
•	$71.3 million net use of cash from a decrease in accounts payable and accrued liabilities, primarily reflecting a $32.7 million decrease in trade accounts payable resulting from timing of invoice processing versus payment thereon, a $31.9 million decrease in accrued interest payable on outstanding debt and a $6.7 million decrease in accrued liabilities, which include accrued salaries and related bonuses and accrued income taxes.
•	$3.5 million increase in other non-current liabilities, including pension and postretirement long-term liabilities.
Cash used in investing activities for the six months ended June 30, 2008 was $26.0 million and includes the following:
•	$30.3 million used to purchase fixed assets, primarily computer equipment, software and leasehold improvements.
•	$4.3 million in cash proceeds from the disposition of an equity investment in the fourth quarter of 2007, which were received in January 2008.
Cash used in financing activities for the six months ended June 30, 2008 was $214.3 million and includes the following:
•	$1,018.7 million in proceeds, net of costs, from borrowings under our new Dex Media West credit facility, which was used to refinance the former Dex Media West credit facility and pay related fees and expenses.
•	$1,191.2 million in principal payments on term loans under our credit facilities and notes. With regard to our credit facilities, $35.1 million represents scheduled principal payments and $1,156.0 million represents principal payments made on an accelerated basis, at our option, from proceeds received with the new Dex Media West credit facility and from available cash flow generated from operations.
•	$373.1 million in borrowings under our revolvers, used primarily to fund temporary working capital requirements.
•	$396.2 million in principal payments on our revolvers.

•	$8.5 million in fees associated with the issuance of the RHDI Senior Notes, which has been accounted for as a non-cash financing activity.
•	$6.1 million used to repurchase our common stock. This use of cash pertains to common stock repurchases made during 2007 that had not settled as of December 31, 2007.
•	$4.2 million in the decreased balance of checks not yet presented for payment.
•	$0.1 million in proceeds from the exercise of employee stock options.
Contractual Obligations
As a result of the Company filing the Chapter 11 petitions on the Petition Date, the contractual obligations table presented below sets forth our annual commitments as of June 30, 2009 for principal and interest payments on our secured debt, as we will continue to be contractually obligated to make these payments according to the Plan. The principal and interest payments presented below do not assume any of the modifications to our secured debt described in the Plan, as the Plan has not been approved by the Bankruptcy Court at this time. Principal and interest payments on our notes in default have been excluded from this schedule as a result of filing the Chapter 11 petitions and the Plan. The secured debt repayments as presented in this table include only the scheduled principal payments under our current secured debt agreements and do not include any anticipated prepayments.

	Payment Due by Period
		Less than	1-3	3-5	More than 5
(amounts in millions)	Total	1 Year	Years	Years	Years

Long-term debt (1)	$3,615.4	$592.0	$1,244.7	$569.2	$1,209.5
Interest on long-term debt (2)	691.3	205.4	262.2	184.9	38.8

Total long-term debt and related interest contractual obligations	$4,306.7	$797.4	$1,506.9	$754.1	$1,248.3

(1)	Included in long-term debt are principal amounts owed under our credit facilities, including the current portion.

(2)	Interest on long-term debt represents cash interest payment obligations assuming all indebtedness at June 30, 2009 will be paid in accordance with its contractual maturity and assumes interest rates on variable interest debt as of June 30, 2009 will remain unchanged in future periods. The weighted average interest rates under the RHDI, Dex Media East and Dex Media West Credit Facilities were 6.75%, 2.52% and 6.97%, respectively, at June 30, 2009. Our notes in default of $6.1 billion at June 30, 2009 have been excluded from this schedule as a result of filing the Chapter 11 petitions and the Plan.
In addition to amounts presented in the table above, our unrecognized tax benefits as of June 30, 2009 total $278.8 million, including accrued interest and penalties. It is reasonably possible that this amount of unrecognized tax benefits could decrease within the next twelve months. We are currently under audit in New York State for taxable years 2003 through 2004 and North Carolina for taxable years 2003 through 2006. If the New York State or North Carolina audits are resolved within the next twelve months, the total amount of unrecognized tax benefits could decrease by approximately $18.2 million. The unrecognized tax benefits related to the New York State and North Carolina audits relate to apportionment and allocation of income among our various legal entities.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk and Risk Management
The RHDI credit facility and the Dex Media West and Dex Media East credit facilities each bear interest at variable rates and, accordingly, our earnings and cash flow are affected by changes in interest rates. The Dex Media West and Dex Media East credit facilities require that we maintain hedge agreements to provide a fixed rate on at least 33% of their respective indebtedness, including the indebtedness of Dex Media.
The Company has entered into interest rate swaps that effectively convert approximately $400.0 million, or 11%, of the Company’s variable rate debt to fixed rate debt as of June 30, 2009. At June 30, 2009, approximately 37% of our total debt outstanding consists of variable rate debt, excluding the effect of our interest rate swaps. Including the effect of our interest rate swaps, total fixed rate debt comprised approximately 67% of our total debt portfolio as of June 30, 2009. The interest rate swaps mature at varying dates from September 2009 through March 2013.
Under the terms of the agreements, the Company receives variable interest based on three-month LIBOR and pays a weighted average fixed rate of 3.57%. The weighted average variable rate received on our interest rate swaps was 0.63% for the six months ended June 30, 2009. These periodic payments and receipts are recorded as interest expense.
As a result of exercising the 30-day grace period with respect to the Series A-4 Senior Notes on April 15, 2009, certain existing interest rate swaps associated with the Dex Media East credit facility having a notional amount of $350.0 million were required to be settled on May 28, 2009. Cash settlement payments of $26.4 million were made during the three and six months ended June 30, 2009 associated with these interest rate swaps.
As a result of the recent decline in certain of our credit ratings, an existing interest rate swap associated with the Dex Media West credit facility having a notional amount of $50.0 million was required to be settled on April 23, 2009. A cash settlement payment of $0.5 million was made during the three and six months ended June 30, 2009 associated with this interest rate swap.
As a result of filing the Chapter 11 petitions, certain interest rate swaps with a notional amount of $850.0 million were terminated by the respective counterparties and, as such, are no longer deemed financial instruments to be remeasured at fair value under Statement of Financial Accounting Standards (“SFAS”) No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”). As of June 30, 2009, these interest rate swaps have not been settled and, as such, a liability of $29.9 million is recognized in accounts payable and accrued liabilities on the condensed consolidated balance sheet at June 30, 2009.
In addition, as a result of filing the Chapter 11 petitions, Dex Media East interest rate swaps with a notional amount of $500.0 million at June 30, 2009, which includes $400.0 million that have been terminated and $100.0 million still outstanding, are no longer highly effective in offsetting changes in cash flows. Accordingly, cash flow hedge accounting treatment under SFAS No. 133 is no longer permitted. Interest expense for the three and six months ended June 30, 2009 includes a non-cash charge of $5.1 million associated with the change in fair value of the Dex Media East interest rate swaps that were required to be settled and interest rate swaps no longer deemed financial instruments under SFAS No. 133 as a result of filing the Chapter 11 petitions. Interest expense for the three and six months ended June 30, 2009 also includes a non-cash charge of $2.0 million resulting from amounts previously charged to accumulated other comprehensive loss related to these interest rate swaps. The amounts previously charged to accumulated other comprehensive loss related to the Dex Media East interest rate swaps will be amortized to interest expense over the remaining life of the interest rate swaps based on future interest payments, as it is not probable that those forecasted transactions will not occur.
As a result of the change in fair value of our interest rate swaps associated with the amendment of the RHDI credit facility and the refinancing of the former Dex Media West credit facility on June 6, 2008 and settlement and termination of certain of these interest rate swaps during the second quarter of 2009, interest expense includes a reduction of $2.6 million and $9.3 million for the three and six months ended June 30, 2009, respectively, resulting from the change in the fair value of these interest rate swaps. Interest expense for the three and six months ended June 30, 2008 includes a non-cash charge of $42.9 million resulting from amounts previously charged to accumulated other comprehensive loss related to these interest rate swaps, offset by a reduction to interest expense of $4.4 million resulting from the change in the fair value of these interest rate swaps since June 6, 2008.

As a result of filing the Chapter 11 petitions, the Company does not have any interest rate swaps designated as cash flow hedges as of June 30, 2009. We use derivative financial instruments for hedging purposes only and not for trading or speculative purposes. By using derivative financial instruments to hedge exposures to changes in interest rates, the Company exposes itself to credit risk and market risk. Credit risk is the possible failure of the counterparty to perform under the terms of the derivative contract. When the fair value of a derivative contract is positive, the counterparty owes the Company, which creates credit risk for the Company. When the fair value of a derivative contract is negative, the Company owes the counterparty and, therefore, it is not subject to credit risk. The Company minimizes the credit risk in derivative financial instruments by entering into transactions with major financial institutions with credit ratings of AA- or higher.
Market risk is the adverse effect on the value of a financial instrument that results from a change in interest rates. The market risk associated with interest-rate contracts is managed by establishing and monitoring parameters that limit the types and degree of market risk that may be undertaken.
Market Risk Sensitive Instruments
Our variable-rate debt exposes us to variability in interest payments due to changes in interest rates. Management believes that it is prudent to mitigate the interest rate risk on a portion of its variable-rate borrowings. To satisfy this objective, the Company has entered into fixed interest rate swap agreements to manage fluctuations in cash flows resulting from changes in interest rates on variable-rate debt.
As a result of filing the Chapter 11 petitions, the Company does not have any interest rate swaps designated as cash flow hedges as of June 30, 2009. The Company accounts for its derivative financial instruments and hedging activities in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”), as amended by SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, an Amendment of FAS 133 and SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. All derivative financial instruments are recognized as either assets or liabilities on the condensed consolidated balance sheets with measurement at fair value. On a quarterly basis, the fair values of the interest rate swaps are determined based on quoted market prices and, to the extent the swaps provided an effective hedge, the differences between the fair value and the book value of the swaps are recognized in accumulated other comprehensive loss, a component of shareholders’ deficit. For derivative financial instruments that are not designated or do not qualify as hedged transactions, the initial fair value, if any, and any subsequent gains or losses on the change in the fair value are reported in earnings as a component of interest expense.

Item 4.	Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures
Management conducted an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of June 30, 2009. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of June 30, 2009, due to a material weakness in internal control over financial reporting related to certain deferred income tax assets and liabilities and the resulting current and deferred income tax expense and related footnote disclosures that was identified and reported as a material weakness in our Annual Report on Form 10-K for the year ended December 31, 2008. As of June 30, 2009, this material weakness in internal control over financial reporting has not been remediated.
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
(c) Remediation Plan for Material Weakness in Internal Control Over Financial Reporting
The Company’s disclosure controls and procedures were not effective as of June 30, 2009 due to a material weakness in internal control over financial reporting related to certain deferred income tax assets and liabilities and the resulting current and deferred income tax expense and related footnote disclosures that was identified and reported as a material weakness in our Annual Report on Form 10-K for the year ended December 31, 2008. As of June 30, 2009, this material weakness in internal control over financial reporting has not been remediated.
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
We anticipate the actions described above and resulting improvements in controls will strengthen our internal control over financial reporting and will address the related material weakness identified as of December 31, 2008 that has remained as a material weakness as of June 30, 2009. However, because the institutionalization of the internal control processes requires repeatable process execution, and because many of these additional controls rely extensively on manual review and approval, the successful execution of these controls, for at least several quarters, may be required prior to management being able to definitively conclude that the material weakness has been fully remediated.

PART II. OTHER INFORMATION
Item 1.   Legal Proceedings
On the Petition Date, the Company filed voluntary petitions for Chapter 11 relief under the Bankruptcy Code in the Bankruptcy Court in order to consummate a balance sheet restructuring. The cases are being jointly administered. The Company continues to operate its businesses as debtors-in-possession under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code. As of the Petition Date, all pending litigation wherein the Company is named as a defendant is generally stayed by operation of federal bankruptcy law, and absent further order of the Bankruptcy Court, no party, subject to certain exceptions, may take any action, also subject to certain exceptions, to recover on pre-petition claims against the Company. At this time, it is not possible to predict the outcome of the Chapter 11 Cases or its effect on our business or the actions described below.
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
Item 1A.   Risk Factors
In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” of R.H. Donnelley Corporation’s (“RHD” or the “Company”) Annual Report on Form 10-K for the year ended December 31, 2008 (the “2008 10-K”), which could materially affect our business, financial condition or future results. There have been no material changes or additions to the risk factors disclosed in the 2008 10-K, except for the following, primarily due to the Chapter 11 filings by the Company:
Risks Related to Our Chapter 11 Cases
1) We have filed voluntary petitions for reorganization under the Bankruptcy Code that may have an adverse effect on our businesses, financial condition and results of operation.
On May 28, 2009 (the “Petition Date”), RHD and its subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”) in order to consummate a balance sheet restructuring. The cases are being jointly administered under the caption In re: R.H. Donnelley, Corporation, et al., Case No. 09-11833 (the “Chapter 11 Cases”). On July 27, 2009, we filed a proposed plan of reorganization with the Bankruptcy Court (the “Plan”). In addition to approval by the Bankruptcy Court, the Plan is subject to certain conditions that must be satisfied prior to its implementation. Although we believe that the Plan will satisfy all requirements for confirmation under the Bankruptcy Code, there can be no assurance that the Plan will be approved by the Bankruptcy Court or that the conditions precedent to its implementation will be satisfied or when, if ever, such confirmation and satisfaction will occur. Failure to obtain such confirmation or to satisfy such conditions to implementation may result in lengthier bankruptcy proceedings as we attempt to negotiate and implement an alternative plan of reorganization.
The timing of our emergence from bankruptcy and the terms of our emergence may affect our relationship with our creditors, customers, suppliers and employees and have a significant impact on our businesses, financial condition and results of operations. Our ability to continue to operate in bankruptcy and to emerge from bankruptcy will depend on various factors, including:
•	our ability to comply with and operate under the terms of any cash management orders entered by the Bankruptcy Court from time to time, which subject us to restrictions on transferring cash and other assets;

•	our ability to maintain adequate cash on hand and to generate cash from operations;

•	our ability to fund emergence and to fund our operations after emergence from the bankruptcy process on reasonable terms;

•	our ability to retain key employees during the pendency of our bankruptcy proceedings; and

•	our ability to maintain good customer and supplier relationships in light of developments in our bankruptcy proceedings and the terms of our emergence.
For further information regarding our Chapter 11 proceedings and our Plan, see Note 1, “Business and Basis of Presentation — Chapter 11 Bankruptcy Proceedings and Plan of Reorganization” in Item 1 of this Quarterly Report on Form 10-Q.
2) Failure to obtain confirmation of the Plan may result in liquidation or alternative plan on less favorable terms.
Although the Company believes the Plan will satisfy all requirements for confirmation under the Bankruptcy Code, there can be no assurance that the Bankruptcy Court will reach the same conclusion. Moreover, there can be no assurance that modifications to the Plan will not be required for confirmation or that such modifications would not be sufficiently material as to necessitate the resolicitation of votes on the Plan.
In the event that any class of claims against the Company entitled to vote fails to accept the Plan in accordance with Section 1126(c) and 1129 (a)(8) of the Bankruptcy Code, the Company reserves the right: (i) to request that the Bankruptcy Court confirm the Plan in accordance with section 1129(b) of the Bankruptcy Code; and/or (ii) to modify the Plan in accordance with the terms of the Plan. While the Company believes that the Plan satisfies the requirements for non-consensual confirmation under section 1129(b) of the Bankruptcy Code because it does not “discriminate unfairly” and is “fair and equitable” with respect to the classes that reject or are deemed to reject the Plan, there can be no assurance that the Bankruptcy Court will reach the same conclusion. There can be no assurance that any such challenge to the requirements for non-consensual confirmation will not delay the Company’s emergence from Chapter 11 or prevent confirmation of the Plan.
If the Plan is not confirmed, there can be no assurance that the Chapter 11 Cases will continue rather than be converted into Chapter 7 liquidation cases or that any alternative plan or plans of reorganization would be on terms as favorable to the holders of claims against the Company as the terms of the Plan. If a liquidation or protracted reorganization of the Company’s estates were to occur, there is a substantial risk that the Company’s going concern value would be substantially eroded to the detriment of all stakeholders.
3) Failure of occurrence of the effective date may result in liquidation or alternative plan on less favorable terms.
There can be no assurance with respect to timing of the effective date of the Plan. The occurrence of the effective date is also subject to certain conditions precedent as described in the Plan. Failure to meet any of these conditions could result in the Plan not being consummated.
If the confirmation order with respect to the Plan is vacated, (i) the Plan shall be null and void in all respects; (ii) any settlement of claims or interests provided for in the Plan shall be null and void without further order of the Bankruptcy Court; and (iii) the time within which the Company may assume and assign or reject all executory contracts and unexpired leases shall be extended for a period of one hundred twenty (120) days after the date the confirmation order is vacated.

If the effective date of the Plan does not occur, there can be no assurance that the Chapter 11 Cases will continue rather than be converted into Chapter 7 liquidation cases or that any alternative plan or plans of reorganization would be on terms as favorable to the holders of claims against the Company as the terms of the Plan. If a liquidation or protracted reorganization of the Company’s estates were to occur, there is a substantial risk that the Company’s going concern value would be eroded to the detriment of all stakeholders.
4) We may have insufficient liquidity to successfully operate our businesses.
The Company expects to incur significant costs as a result of the Chapter 11 Cases. The Company is currently financing its operations during its reorganization using cash on hand and cash generated by operations which constitutes cash collateral pursuant to, and in accordance with, final cash collateral orders which were agreed to by the Company’s secured lenders and approved by the Bankruptcy Court. In the event that the Company loses its authority to use cash collateral and does not have sufficient liquidity to fund its operations such that it needs to obtain additional financing, there can be no assurance as to the Company’s ability to obtain sufficient financing on acceptable terms or at all. The challenges of obtaining financing, if necessary, would be exacerbated by adverse conditions in the general economy and the volatility and tightness in the financial and credit markets. These conditions and our Chapter 11 Cases would make it more difficult for the Company to obtain financing.
5) The extent of the Company’s leverage may limit its ability to obtain additional financing for operations.
Although the Plan will result in the repayment of approximately $715.0 million of secured debt and the elimination of approximately $5.7 billion of unsecured debt, the Company will continue to have a significant amount of indebtedness.
Such levels of indebtedness may limit the ability of the Company to refinance, obtain additional financing for working capital, capital expenditures, product development, debt service requirements, acquisitions and general corporate or other purposes. Such levels of indebtedness may also limit the ability of the Company to adjust to changing market conditions and to withstand competitive pressures, possibly leaving the Company vulnerable in a downturn in general economic conditions or in their businesses or unable to carry out capital spending that is important to their growth and productivity improvement programs.
6) Historical financial information may not be comparable.
As a result of the consummation of the Plan and the transactions contemplated thereby, the financial condition and results of operations of the Company from and after the effective date of the Plan may not be comparable to the financial condition or results of operations reflected in the Company’s historical financial statements.
7) Our businesses, financial condition and results of operations could be negatively impacted by the loss of customers and suppliers.
Difficulties of providing services while attempting to reorganize our businesses in bankruptcy may make it more difficult to maintain and promote our services and attract customers to our services and to keep our suppliers. Our suppliers, vendors and services providers may require stricter terms and conditions. The loss of any of our customers or suppliers during the pendency of the Chapter 11 Cases could have an adverse effect on our businesses, financial condition and results of operations. In addition, we may experience other adverse effects, including, without limitation, a loss of confidence by current and prospective suppliers. Any failure to timely obtain suitable supplies at competitive prices could materially adversely affect our businesses, financial condition and results of operations.

8) Our businesses could suffer from the loss of key personnel.
Among the Company’s most valuable assets are its highly skilled employees who have the ability to leave the Company and so deprive the Company of valuable skills and knowledge that contribute substantially to its business operations. Although the Company has attempted to maintain the confidence and dedication of its personnel through the pendency of the Chapter 11 Cases, the Company cannot be sure that it will ultimately be able to do so and, if not, that it will be able to replace such personnel with comparable personnel. In addition, the Company cannot be sure that such key personnel will not leave after consummation of the Plan and emergence from Chapter 11. Further attrition may hinder the Company’s ability to operate efficiently, which could have a material adverse effect on its results of operations and financial condition. In addition, so long as the Chapter 11 Cases continue, our senior management will be required to spend a significant amount of time and effort dealing with the reorganization instead of focusing exclusively on business operations.
9) Adverse publicity in connection with the Chapter 11 Cases or otherwise could negatively affect our businesses.
Adverse publicity or news coverage relating to us, including, but not limited to, publicity or news coverage in connection with the Chapter 11 Cases, may negatively impact our efforts to establish and promote name recognition and a positive image after emergence from the Chapter 11 Cases.
10) Pursuit of litigation by the parties in interest could disrupt the confirmation of the Plan and could have material adverse effects on the Company’s businesses and financial condition.
There can be no assurance that any parties in interest will not pursue litigation strategies to enforce any claims against the Company. Litigation is by its nature uncertain and there can be no assurance of the ultimate resolution of such claims. Any litigation may be expensive, lengthy, and disruptive to the Company’s normal business operations and the Plan confirmation process, and a resolution of any such strategies that is unfavorable to the Company could have a material adverse affect on the Plan confirmation process or their respective businesses, results of operations, financial condition, liquidity or cash flow.
11) Our inability to take advantage of business opportunities during the Chapter 11 Cases, without Bankruptcy Court approval.
Transactions outside the ordinary course of business are subject to the prior approval of the Bankruptcy Court, which may limit our ability to respond timely to certain events or take advantage of certain opportunities. In addition, the Bankruptcy Code limits our ability to incur additional indebtedness, make investments, sell assets, consolidate, merge or sell or otherwise dispose of all or substantially all of our assets or grant liens. These restrictions may place us at a competitive disadvantage. We may be unable to continue to grow our business through acquisitions and restrictions on our ability to pursue other business strategies, unless we obtain Bankruptcy Court approval for those transactions.

Item 3.   Defaults Upon Senior Securities
On the Petition Date, the Company filed voluntary petitions for Chapter 11 relief under the Bankruptcy Code in the Bankruptcy Court in order to consummate a balance sheet restructuring. The cases are being jointly administered under the Chapter 11 Cases. Immediately after filing the Chapter 11 petitions, the Company began notifying all known current or potential creditors of the Chapter 11 Cases.
The filing of the Chapter 11 petitions constituted an event of default under the indentures governing the Company’s senior notes, senior discount notes and senior subordinated notes (collectively the “notes in default”) and the debt obligations under those instruments became automatically and immediately due and payable. The filing of the Chapter 11 petitions also constituted an event of default under the Company’s senior secured credit facilities and the debt obligations under those facilities became automatically and immediately due and payable. However, based upon a proposed plan of reorganization filed on July 27, 2009, the lenders under such credit facilities will receive 100% principal recovery and scheduled amortization and interest subsequent to the filing of the Chapter 11 petitions. In addition, substantially all of RHDI’s and its subsidiaries’ assets, including the capital stock of RHDI and its subsidiaries, are pledged to secure the obligations under the RHDI credit facility, substantially all of the assets of Dex Media East, its direct parent and its subsidiaries, including their respective equity interests, are pledged to secure the obligations under Dex Media East’s senior secured credit facility and substantially all of the assets of Dex Media West, its direct parent and its subsidiaries, including their respective equity interests, are pledged to secure the obligations under Dex Media West’s senior secured credit facility. Lastly, the Company is a guarantor of the obligations of RHDI under the RHDI credit facility.
At June 30, 2009, the aggregate principal amounts outstanding under our credit facilities and notes in default were $3,615.4 million and $6,071.8 million, respectively. Our notes in default are classified as liabilities subject to compromise and our credit facilities are excluded from liabilities subject to compromise on the condensed consolidated balance sheet at June 30, 2009.
An immediate effect of the bankruptcy filing was the imposition of the automatic stay under the Bankruptcy Code, which, with limited exceptions, enjoins the ability of creditors to (i) seek remedies to enforce their rights to commence or continue of all their collection efforts, including our lenders and note holders; (ii) the enforcement of liens against our property; and (iii) the continuation of litigation against us. We continue to negotiate with the holders of our unsecured notes to restructure our total debt obligations.

Item 6.	Exhibits

Exhibit No.	Document

10.1*	R.H. Donnelley Corporation Non-Management Director Compensation Program effective as of April 1, 2009.

10.2*	Amendment to R. H. Donnelley Corporation Supplemental Executive Retirement Agreement by and between the Company and David C. Swanson, dated and effective as of April 21, 2009.

31.1*	Certification of Quarterly Report on Form 10-Q for the period ended June 30, 2009 by David C. Swanson, Chairman and Chief Executive Officer of R.H. Donnelley Corporation under Section 302 of the Sarbanes-Oxley Act

31.2*	Certification of Quarterly Report on Form 10-Q for the period ended June 30, 2009 by Steven M. Blondy, Executive Vice President and Chief Financial Officer of R.H. Donnelley Corporation under Section 302 of the Sarbanes-Oxley Act

32.1*	Certification of Quarterly Report on Form 10-Q for the period ended June 30, 2009 under Section 906 of the Sarbanes-Oxley Act by David C. Swanson, Chairman and Chief Executive Officer, and Steven M. Blondy, Executive Vice President and Chief Financial Officer, for R.H. Donnelley Corporation

*	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

R.H. DONNELLEY CORPORATION
Date: August 4, 2009	By:	/s/ Steven M. Blondy
Steven M. Blondy
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ Sylvester J. Johnson
Sylvester J. Johnson
Vice President, Corporate Controller and Chief Accounting Officer (Principal Accounting Officer)

Exhibit Index

Exhibit No.	Document

10.1*	R.H. Donnelley Corporation Non-Management Director Compensation Program effective as of April 1, 2009.

10.2*	Amendment to R. H. Donnelley Corporation Supplemental Executive Retirement Agreement by and between the Company and David C. Swanson, dated and effective as of April 21, 2009.

31.1*	Certification of Quarterly Report on Form 10-Q for the period ended June 30, 2009 by David C. Swanson, Chairman and Chief Executive Officer of R.H. Donnelley Corporation under Section 302 of the Sarbanes-Oxley Act

31.2*	Certification of Quarterly Report on Form 10-Q for the period ended June 30, 2009 by Steven M. Blondy, Executive Vice President and Chief Financial Officer of R.H. Donnelley Corporation under Section 302 of the Sarbanes-Oxley Act

32.1*	Certification of Quarterly Report on Form 10-Q for the period ended June 30, 2009 under Section 906 of the Sarbanes-Oxley Act by David C. Swanson, Chairman and Chief Executive Officer, and Steven M. Blondy, Executive Vice President and Chief Financial Officer, for R.H. Donnelley Corporation

*	Filed herewith.