Form 10-Q
period 2009-09-30
R H DONNELLEY CORP
filed 2009-11-03
CIK 30419

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
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
Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
 Yes ☐     No ☑
Indicate the number of shares outstanding of the issuer’s classes of common stock, as of the latest practicable date:

Title of class	Shares Outstanding at October 15, 2009

Common Stock, par value $1 per share	68,930,296

R.H. DONNELLEY CORPORATION

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements
R.H. Donnelley Corporation and Subsidiaries
Debtor and Debtor-In-Possession as of May 28, 2009
Condensed Consolidated Balance Sheets (Unaudited)

	September 30,	December 31,
(in thousands, except share data)	2009	2008

Assets
Current Assets
Cash and cash equivalents	$606,471	$131,199
Accounts receivable
Billed	245,973	303,338
Unbilled	655,119	777,684
Allowance for doubtful accounts and sales claims	(55,035)	(53,995)

Net accounts receivable	846,057	1,027,027
Deferred directory costs	144,583	164,248
Short-term deferred income taxes, net	15,448	97,973
Prepaid expenses and other current assets	66,903	95,084

Total current assets	1,679,462	1,515,531
Fixed assets and computer software, net	164,836	188,695
Other non-current assets	68,400	167,222
Intangible assets, net	9,624,186	10,009,261

Total Assets	$11,536,884	$11,880,709

Liabilities and Shareholders’ Deficit

Current Liabilities Not Subject to Compromise
Accounts payable and accrued liabilities	$161,801	$216,093
Accrued interest	4,665	181,102
Deferred directory revenues	872,561	1,076,271
Current portion of long-term debt	796,926	113,566

Total current liabilities not subject to compromise	1,835,953	1,587,032

Long-term debt	2,792,330	9,508,690
Deferred income taxes, net	1,052,814	998,071
Other non-current liabilities	366,168	280,291

Total liabilities not subject to compromise	6,047,265	12,374,084

Liabilities subject to compromise	6,409,487	—

Commitments and contingencies

Shareholders’ Deficit
Common stock, par value $1 per share, authorized — 400,000,000 shares; issued — 88,169,275 shares at September 30, 2009 and December 31, 2008; outstanding — 68,929,954 shares and 68,807,446 shares at September 30, 2009 and December 31, 2008, respectively	88,169	88,169
Additional paid-in capital	2,440,232	2,431,411
Accumulated deficit	(3,136,628)	(2,683,867)
Treasury stock, at cost, 19,239,321 shares at September 30, 2009 and 19,361,829 shares at December 31, 2008	(256,140)	(256,277)
Accumulated other comprehensive loss	(55,501)	(72,811)

Total shareholders’ deficit	(919,868)	(493,375)

Total Liabilities and Shareholders’ Deficit	$11,536,884	$11,880,709

The accompanying notes are an integral part of the condensed consolidated financial statements.

R.H. Donnelley Corporation and Subsidiaries
Debtor and Debtor-In-Possession as of May 28, 2009
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) (Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
(in thousands, except per share data)	2009	2008	2009	2008

Net revenues	$533,990	$647,984	$1,701,604	$1,986,387

Expenses:
Production and distribution expenses (exclusive of depreciation and amortization shown separately below)	83,736	105,062	268,387	317,692
Selling and support expenses	162,393	185,601	499,461	547,507
General and administrative expenses	28,775	45,975	82,002	110,973
Depreciation and amortization	142,580	125,445	427,746	363,252
Impairment charges	—	—	—	3,123,854

Total expenses	417,484	462,083	1,277,596	4,463,278

Operating income (loss)	116,506	185,901	424,008	(2,476,891)

Interest expense, net	(63,544)	(200,249)	(423,849)	(630,352)

Gain on debt transactions, net	—	72,380	—	231,539

Income (loss) before reorganization items, net and income taxes	52,962	58,032	159	(2,875,704)

Reorganization items, net	(7,107)	—	(77,887)	—

Income (loss) before income taxes	45,855	58,032	(77,728)	(2,875,704)

(Provision) benefit for income taxes	(21,925)	(31,949)	(375,033)	939,772

Net income (loss)	$23,930	$26,083	$(452,761)	$(1,935,932)

Earnings (loss) per share:
Basic	$0.35	$0.38	$(6.57)	$(28.15)

Diluted	$0.35	$0.38	$(6.57)	$(28.15)

Shares used in computing earnings (loss) per share:
Basic	68,930	68,808	68,895	68,783

Diluted	68,969	68,909	68,895	68,783

Comprehensive Income (Loss)
Net income (loss)	$23,930	$26,083	$(452,761)	$(1,935,932)
Unrealized gain (loss) on interest rate swaps, net of tax	4,120	(4,422)	236	19,959
Benefit plans adjustment, net of tax	(158)	266	17,074	780

Comprehensive income (loss)	$27,892	$21,927	$(435,451)	$(1,915,193)

The accompanying notes are an integral part of the condensed consolidated financial statements.

R.H. Donnelley Corporation and Subsidiaries
Debtor and Debtor-In-Possession as of May 28, 2009
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine months ended
	September 30,
(in thousands)	2009	2008

Cash Flows from Operating Activities
Net loss	$(452,761)	$(1,935,932)
Reconciliation of net loss to net cash provided by operating activities:
Impairment charges	—	3,123,854
Gain on debt transactions, net	—	(231,539)
Depreciation and amortization	427,746	363,252
Deferred income tax provision (benefit)	372,676	(942,970)
Provision for bad debts	113,530	102,470
Stock based compensation expense	9,051	23,427
Change in fair value of interest rate swaps	1,834	30,276
Other non-cash items, net	26,071	44,312
Non-cash reorganization items, net	18,709	—
Changes in assets and liabilities:
Decrease (increase) in accounts receivable	67,440	(74,647)
Decrease in other assets	56,461	49,508
Increase (decrease) in accounts payable and accrued liabilities	60,225	(99,119)
(Decrease) in deferred directory revenues	(202,521)	(74,369)
(Decrease) increase in other non-current liabilities	(89,874)	8,123

Net cash provided by operating activities	408,587	386,646

Cash Flows from Investing Activities
Additions to fixed assets and computer software	(18,193)	(47,304)
Equity investment disposition	—	4,318

Net cash used in investing activities	(18,193)	(42,986)

Cash Flows from Financing Activities
Additional borrowings under credit facilities, net of costs	—	1,018,202
Credit facilities repayments	(255,593)	(1,224,716)
Note repurchases and related costs	—	(84,682)
Revolver borrowings	361,000	398,100
Revolver repayments	(18,749)	(422,150)
Debt issuance costs in connection with debt transactions	—	(9,617)
Repurchase of common stock	—	(6,112)
(Decrease) increase in checks not yet presented for payment	(1,780)	1,932
Proceeds from employee stock option exercises	—	96

Net cash provided by (used in) financing activities	84,878	(328,947)

Increase in cash and cash equivalents	475,272	14,713
Cash and cash equivalents, beginning of year	131,199	46,076

Cash and cash equivalents, end of period	$606,471	$60,789

Supplemental Information:
Cash paid:
Interest, net	$336,877	$584,394

Income taxes, net	$1,411	$1,713

Non-cash financing activities:
Reduction of debt from Debt Exchanges	$—	$(172,804)

The accompanying notes are an integral part of the condensed consolidated financial statements.

R.H. Donnelley Corporation and Subsidiaries
Debtor and Debtor-In-Possession as of May 28, 2009
Notes to Condensed Consolidated Financial Statements (Unaudited)
(tabular amounts in thousands, except share and per share data)
1. Business and Basis of Presentation
The interim condensed consolidated financial statements of R.H. Donnelley Corporation and its direct and indirect wholly-owned subsidiaries (the “Company,” “RHD,” “we,” “us” and “our”) have been prepared in accordance with the instructions to Quarterly Report on Form 10-Q and should be read in conjunction with the financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2008. The interim condensed consolidated financial statements include the accounts of RHD and its direct and indirect wholly-owned subsidiaries. As of September 30, 2009, R.H. Donnelley Inc. (“RHDI”), Dex Media, Inc. (“Dex Media”), Business.com, Inc. (“Business.com”) and RHD Service LLC (“RHD Service”) were our only direct wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated. The results of interim periods are not necessarily indicative of results for the full year or any subsequent period. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair statement of financial position, results of operations and cash flows at the dates and for the periods presented have been included.
We are a directional marketing company that helps local businesses by distributing their message to consumers wherever they choose to search, including print, online, mobile and voice. Through our Dex® Advantage, customers’ business information is collected and marketed through a single profile and distributed via a variety of local search products. Dex Advantage spans multiple media platforms for local advertisers including print with the Dex directories, which we co-brand with other recognizable brands in the industry, Qwest, Embarq and AT&T, online and mobile devices with dexknows.com ®, voice-activated directory search at 1-800-Call-Dex™ and leading search engines and other online sites via DexNet™.
Certain prior period amounts included in the condensed consolidated statement of operations have been reclassified to conform to the current period’s presentation.
Chapter 11 Bankruptcy Proceedings and Plan of Reorganization
Filing of Voluntary Petitions in Chapter 11
On May 28, 2009 (the “Petition Date”), the Company filed voluntary petitions for Chapter 11 relief under Title 11 of the United States Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”) in order to consummate a balance sheet restructuring. The cases are being jointly administered under the caption In re: R.H. Donnelley, Corporation, et al., Case No. 09-11833 (KG) (Bankr. D. Del. 2009) (the “Chapter 11 Cases”). Promptly after filing the Chapter 11 petitions, the Company began notifying all known current or potential creditors of the commencement of the Chapter 11 Cases.
Through the Chapter 11 Cases, the Company intends to consummate a balance sheet restructuring, resulting in a less leveraged capital structure that is better aligned with the ongoing cash flows of our business.
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
As required by the Bankruptcy Code, on June 11, 2009, the United States Trustee for the District of Delaware appointed five creditors to the official committee of unsecured creditors (the “Unsecured Creditors Committee”). The United States Trustee subsequently appointed an additional member to the Unsecured Creditors Committee on each of June 15, 2009 and June 19, 2009. The Unsecured Creditors Committee currently consists of seven members.
The Company continues to generate positive operating cash flows. If this trend continues, debtor-in-possession financing is not likely to be required as a result of our Chapter 11 bankruptcy filing. However, the Company has incurred and will continue to incur significant costs associated with reorganization. These costs are being expensed as incurred and are included in reorganization items, net on the condensed consolidated statements of operations for the three and nine months ended September 30, 2009.
Proposed Plan of Reorganization
On July 27, 2009, we filed a proposed joint plan of reorganization with the Bankruptcy Court (the “Plan”), together with a disclosure statement in respect of the Plan (the “Disclosure Statement”). We filed an amended Plan and an amended Disclosure Statement on September 18, 2009, October 7, 2009, October 19, 2009 and October 21, 2009. On October 21, 2009, the Bankruptcy Court held a hearing, during which it approved the Disclosure Statement and granted the Company the authority to begin soliciting votes on the Plan. A plan of reorganization sets forth the treatment of the various classes of claims against and equity interests in each of the debtors. The confirmation of a plan of reorganization is the principal objective of a Chapter 11 reorganization case. A hearing on the confirmation of the Plan is scheduled for January 12, 2010 in the Bankruptcy Court.
Certain salient economic terms of the Plan, which are subject in all respects to the specific terms and definitions set forth in the Plan, include, but are not limited to, the following:
(i)	Elimination of approximately $6.4 billion of indebtedness, including the payment of $700.0 million of secured indebtedness, and $500.0 million of annual interest expense;

(ii)	The exchange of all pre-petition publicly issued unsecured note debt for (a) 100% of the reorganized RHD equity that is subject to dilution pursuant to a stock-based management incentive plan, which is expected to permit equity-based compensation in an amount of not less than 10% of the fully diluted RHD equity, if approved in accordance with the Plan and (b) in the case of the holders of the Dex Media West LLC (“Dex Media West”) 8.5% Senior Notes due 2010 and 5.875% Senior Notes due 2011, $300.0 million of new seven-year RHD unsecured notes on a pro rata basis in addition to their share of the reorganized RHD equity;

(iii)	The obligations of the lenders under the RHDI revolving credit facility (the “RHDI Revolver”) to make additional advances terminated on the Petition Date and the outstanding loans under the RHDI Revolver will be converted to a term loan with a maturity date of October 2014 and an interest rate of LIBOR plus 625 basis points (“bps”), subject to a reduction upon satisfaction of a specified financial covenant threshold, and the current RHDI term loans will be amended to extend the maturity date to October 2014 with an interest rate of LIBOR plus 625 bps, subject to a reduction upon satisfaction of a specified financial covenant threshold;

(iv)	The obligations of the lenders under the Dex Media East LLC (“Dex Media East”) revolving credit facility (“Dex Media East Revolver”) to make additional advances terminated on the Petition Date, and the outstanding loans under the Dex Media East Revolver will be converted to a term loan with a maturity date of October 2014 and an interest rate of LIBOR plus 250 bps, subject to reductions upon satisfaction of certain financial covenant thresholds, the current Dex Media East Term Loan A will be amended to extend the maturity date to October 2014 and increase the interest rate to LIBOR plus 250 bps, subject to reductions upon satisfaction of certain financial covenant thresholds, and the Dex Media East Term Loan B will be amended to increase the interest rate to LIBOR plus 250 bps, subject to reductions upon satisfaction of certain financial covenant thresholds;

(v)	The obligations of the lenders under the Dex Media West revolving credit facility (“Dex Media West Revolver”) to make additional advances terminated on the Petition Date and the outstanding loans under the Dex Media West Revolver will be converted to a term loan with a maturity date of October 2014 and an interest rate of LIBOR plus 450 bps, subject to reductions upon satisfaction of certain financial covenant thresholds, the current Dex Media West Term Loan A will be amended to extend the maturity date to October 2014 and increase the interest rate to LIBOR plus 450 bps, subject to reductions upon satisfaction of certain financial covenant thresholds, and the Dex Media West Term Loan B will be amended to increase the interest rate to LIBOR plus 450 bps, subject to reductions upon satisfaction of certain financial covenant thresholds; and

(vi)	Enhancement of the collateral and guarantees of the Dex Media East, Dex Media West and RHDI secured debt. As of emergence, the Company’s proposed Plan would, if adopted in its present form, result in consolidated debt of approximately $3.4 billion, of which $3.1 billion would be secured.
On May 29, 2009, the Company announced that it had reached pre-petition agreements in principle with a substantial majority of its unsecured noteholders and a substantial majority of the Company’s pre-petition secured lenders on a restructuring plan. The terms of the Company’s restructuring plan are evidenced by (i) Support Agreements dated as of May 21, 2009 and executed by the Company and lenders holding in excess of two-thirds in principal amount and one-half in number of claims under each of the RHDI, Dex Media East, and Dex Media West pre-petition credit facilities and (ii) the Restructuring Support Agreement dated as of May 28, 2009 executed by the Company and noteholders holding in excess of a majority of the aggregate principal amount of the pre-petition unsecured note debt (together, the “Plan Support Agreements”). The Plan is consistent with the terms and conditions of the Plan Support Agreements and applicable related term sheets. The Plan Support Agreements, together with the applicable terms sheets, form the basis for the Plan. There can be no assurance, however, that the Plan will be approved by all requisite holders of claims or interests or by the Bankruptcy Court or that all conditions precedent to the implementation of the Plan will be satisfied. Each Plan Support Agreement is subject to certain material conditions. Moreover, each Plan Support Agreement may be terminated upon the occurrence of certain events, including if a plan of reorganization is not confirmed by January 15, 2010.
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
The assessment of our ability to continue as a going concern was made by management considering, among other factors: (i) our Chapter 11 bankruptcy filing on May 28, 2009, (ii) the current global credit and liquidity crisis; (iii) the significant negative impact on our operating results and cash flows from the overall downturn in the global economy and an increase in competition and more fragmentation in the local business search market; (iv) that certain of our credit ratings have been downgraded; and (v) that our common stock ceased trading on the New York Stock Exchange (“NYSE”) on December 31, 2008 and is now traded over-the-counter on the Pink Sheets. These considerations are further reflected by our goodwill impairment charges of $3.1 billion and intangible asset impairment charge of $744.0 million recorded for the year ended December 31, 2008. In management’s view, these circumstances and events raise substantial doubt as to whether the Company will be able to continue as a going concern for a reasonable period of time.

Accounting Matters
The filing of the Chapter 11 petitions constituted an event of default under the indentures governing the Company’s senior notes, senior discount notes and senior subordinated notes (collectively the “notes in default”) and the debt obligations under those instruments became automatically and immediately due and payable, although any actions to enforce such payment obligations are automatically stayed under the applicable bankruptcy law. Based on the bankruptcy petitions, the notes in default are included in liabilities subject to compromise on the condensed consolidated balance sheet at September 30, 2009.
The filing of the Chapter 11 petitions also constituted an event of default under the Company’s credit facilities. However, based upon the Plan, these secured lenders would receive 100% principal recovery and scheduled amortization and interest subsequent to the filing of the Chapter 11 petitions. In addition, substantially all of RHDI’s and its subsidiaries’ assets, including the capital stock of RHDI and its subsidiaries, are pledged to secure the obligations under RHDI’s senior secured credit facility (“RHDI credit facility”) and substantially all of the assets of Dex Media East and Dex Media West and their respective subsidiaries, including their equity interests, are pledged to secure the obligations under their respective credit facilities. Lastly, the Company is a guarantor of the obligations of RHDI under the RHDI credit facility. The Company has determined that the fair value of the collateral securing these credit facilities exceeds the book value of such credit facilities, including accrued interest and interest rate swap liabilities associated with the credit facilities, and therefore, the credit facilities are excluded from liabilities subject to compromise on the condensed consolidated balance sheet at September 30, 2009.
As a result of filing the Chapter 11 petitions, certain interest rate swaps with a notional amount of $850.0 million were terminated by the respective counterparties and, as such, are no longer deemed financial instruments to be remeasured at fair value. As of September 30, 2009, these interest rate swaps have not been settled and, as such, a liability of $29.9 million is recognized in accounts payable and accrued liabilities on the condensed consolidated balance sheet at September 30, 2009. In addition, as a result of filing the Chapter 11 petitions, Dex Media East interest rate swaps with a notional amount of $100.0 million at September 30, 2009 are no longer highly effective in offsetting changes in cash flows. Accordingly, cash flow hedge accounting treatment is no longer permitted.
For periods subsequent to the Chapter 11 bankruptcy filing, the American Institute of Certified Public Accountant’s Statement of Position 90-7, Financial Reporting by Entities in Reorganization Under the Bankruptcy Code (Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 852-10) (“SOP 90-7”), has been applied in preparing the condensed consolidated financial statements. SOP 90-7 requires that the financial statements distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Accordingly, certain expenses including professional fees, realized gains and losses and provisions for losses that are realized from the reorganization and restructuring process will be classified as reorganization items on the condensed consolidated statement of operations. Additionally, on the condensed consolidated balance sheet, liabilities are segregated between liabilities not subject to compromise and liabilities subject to compromise. Liabilities subject to compromise are reported at their pre-petition amounts or current unimpaired values, even if they may be settled for lesser amounts.
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
On April 15, 2009, the Company exercised a 30-day grace period on $54.6 million in interest payments due on its 8.875% Series A-4 Senior Notes due 2017 (“Series A-4 Senior Notes”). Exercising the grace period did not constitute an event of default under the bond indentures or any of the Company’s or its subsidiaries’ other debt agreements. On May 14, 2009, the Company entered into forbearance agreements with certain of its noteholders and bank lenders (“Forbearance Agreements”) with respect to the consequences of the expiration of the 30-day grace period for the Series A-4 Senior Notes. The Forbearance Agreements expired on May 28, 2009 and the Company did not make these interest payments prior to filing the Chapter 11 petitions.
As a result of exercising the 30-day grace period with respect to the Series A-4 Senior Notes on April 15, 2009, certain existing interest rate swaps associated with the Dex Media East credit facility having a notional amount of $350.0 million were required to be settled on May 28, 2009. Cash settlement payments of $26.4 million were made during the second quarter of 2009 associated with these interest rate swaps.
As a result of the decline in certain of our credit ratings, an existing interest rate swap associated with the Dex Media West credit facility having a notional amount of $50.0 million was required to be settled on April 23, 2009. A cash settlement payment of $0.5 million was made during the second quarter of 2009 associated with this interest rate swap.

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
2. Summary of Significant Accounting Policies
Identifiable Intangible Assets and Goodwill
In connection with the Company’s prior business combinations, certain long-term intangible assets were identified and recorded at their estimated fair values. The fair values of the identifiable intangible assets are being amortized over their estimated useful lives in a manner that best reflects the economic benefit derived from such assets. Amortization expense was $128.7 million and $104.0 million for the three months ended September 30, 2009 and 2008, respectively, and $385.9 million and $311.9 million for the nine months ended September 30, 2009 and 2008, respectively.
In connection with the impairment testing of our definite-lived intangible assets and other long-lived assets at December 31, 2008, we evaluated the remaining useful lives of our intangible assets by considering, among other things, the effects of obsolescence, demand, competition, which takes into consideration the price premium benefit the Company has over competing independent publishers in its markets, and other economic factors, including the stability of the industry in which we operate, known technological advances, legislative actions that result in an uncertain or changing regulatory environment, and expected changes in distribution channels. Based on this evaluation, the Company recognized a reduction in the remaining useful lives of all directory services agreements associated with prior acquisitions due to compression of our price premium benefit over competing independent publishers in our markets as well as a decline in market share during the year ended December 31, 2008. As a result, the remaining useful lives of our directory services agreements were reduced to 33 years effective January 1, 2009 in order to better reflect the period these intangible assets are expected to contribute to our future cash flow. The increase in amortization expense for the three and nine months ended September 30, 2009 is a direct result of reducing the remaining useful lives associated with our directory services agreements, partially offset by a reduction in amortization expense associated with a revision to the carrying values of our local and national customer relationships subsequent to impairment charges recorded during the fourth quarter of 2008.
Annual amortization expense for the full year 2009 is expected to increase by approximately $98.6 million as a result of the reduction of remaining useful lives associated with our directory services agreements and revision to the carrying values of our local and national customer relationships noted above.
The Company performed impairment tests of its definite-lived intangible assets and other long-lived assets during the three and nine months ended September 30, 2009. The Company utilized the following information and assumptions to complete its impairment evaluation:
•	Historical financial information, including revenue, profit margins, customer attrition data and price premiums enjoyed relative to competing independent publishers;

•	Long-term financial projections, including, but not limited to, revenue trends and profit margin trends; and

•	Intangible asset carrying values.
The results of these tests indicated no impairment. In connection with our impairment testing, the Company also evaluated the remaining useful lives of its definite-lived intangible assets and other long-lived assets by evaluating the relevant factors noted above. Based on this evaluation, we have concluded the remaining useful lives of such assets reflect the period they are expected to contribute to our future cash flows and are therefore deemed appropriate.

As a result of the decline in the trading value of our debt and equity securities during the first and second quarters of 2008 and continuing negative industry and economic trends that have directly affected our business, we performed impairment tests of our goodwill, definite-lived intangible assets and other long-lived assets. We used estimates and assumptions in our impairment evaluations, including, but not limited to, projected future cash flows, revenue growth and customer attrition rates. Based upon the impairment test of our goodwill, we recognized goodwill impairment charges of $2.5 billion and $660.2 million during the three months ended March 31, 2008 and June 30, 2008, respectively, for total goodwill impairment charges of $3.1 billion during the nine months ended September 30, 2008. As a result of these impairment charges, we have no recorded goodwill at December 31, 2008 or September 30, 2009. Our testing results of our definite-lived intangible assets and other long-lived assets indicated no impairment as of March 31, 2008, June 30, 2008 or September 30, 2008.
If industry and economic conditions in our markets continue to deteriorate, resulting in further declines in advertising sales and operating results, and if the trading value of our debt and equity securities decline further, we will be required to again assess the recoverability and useful lives of our long-lived assets and other intangible assets. This could result in additional impairment charges, a reduction of remaining useful lives and acceleration of amortization expense.
Interest Expense and Deferred Financing Costs
Contractual interest expense that would have appeared on the condensed consolidated statement of operations if not for the filing of the Chapter 11 petitions was $198.7 million and $597.0 million for the three and nine months ended September 30, 2009, respectively.
Certain costs associated with the issuance of debt instruments are capitalized and included in other non-current assets on the condensed consolidated balance sheets. These costs are amortized to interest expense over the terms of the related debt agreements. The bond outstanding method is used to amortize deferred financing costs relating to debt instruments with respect to which we make accelerated principal payments. Other deferred financing costs are amortized using the effective interest method. Amortization of deferred financing costs included in interest expense was $5.5 million and $6.2 million for the three months ended September 30, 2009 and 2008, respectively, and $22.1 million and $20.5 million for the nine months ended September 30, 2009 and 2008 respectively.
Interest expense for the three and nine months ended September 30, 2009 includes a non-cash charge of $1.0 million and $6.1 million, respectively, associated with the change in fair value of the Dex Media East interest rate swaps that were required to be settled and interest rate swaps no longer deemed financial instruments as a result of filing the Chapter 11 petitions. Interest expense for the three and nine months ended September 30, 2009 also includes a non-cash charge of $4.1 million and $6.1 million, respectively, resulting from amounts previously charged to accumulated other comprehensive loss related to these interest rate swaps. The amounts previously charged to accumulated other comprehensive loss related to the Dex Media East interest rate swaps will be amortized to interest expense over the remaining life of the interest rate swaps based on future interest payments, as it is not probable that those forecasted transactions will not occur.
As a result of the amendment of the RHDI credit facility and the refinancing of the former Dex Media West credit facility on June 6, 2008, the existing interest rate swaps associated with these two debt arrangements having a notional amount of $100.0 million at September 30, 2009 are no longer highly effective in offsetting changes in cash flows. Accordingly, cash flow hedge accounting treatment is no longer permitted. In addition, certain of these interest rate swaps were required to be settled or terminated during the second quarter of 2009 as noted above. The change in fair value of these interest rate swaps resulted in a reduction to interest expense of $1.1 million and $8.2 million for the three months ended September 30, 2009 and 2008, respectively, and $10.4 million and $12.6 million for the nine months ended September 30, 2009 and 2008, respectively. Interest expense for the nine months ended September 30, 2008 includes a non-cash charge of $42.9 million resulting from amounts previously charged to accumulated other comprehensive loss related to these interest rate swaps.

In conjunction with our acquisition of Dex Media on January 31, 2006 (the “Dex Media Merger”) and as a result of purchase accounting required under U.S. generally accepted accounting principles (“GAAP”), we recorded Dex Media’s debt at its fair value on January 31, 2006. We recognized an offset to interest expense in each period subsequent to the Dex Media Merger through May 28, 2009 for the amortization of the corresponding fair value adjustment. The offset to interest expense was $7.7 million for the nine months ended September 30, 2009 and $4.5 million and $13.1 million for the three and nine months ended September 30, 2008, respectively. The offset to interest expense was to be recognized over the life of the respective debt, however due to filing the Chapter 11 petitions, unamortized fair value adjustments at May 28, 2009 of $78.5 million were written-off and recognized as a reorganization item on the condensed consolidated statement of operations for the nine months ended September 30, 2009. See Note 3, “Reorganization Items, Net and Liabilities Subject to Compromise” for additional information.
Gain on Debt Transactions, Net
During the three months ended September 30, 2008, we repurchased $165.5 million ($159.9 million accreted value, as applicable) of our senior notes and senior discount notes (collectively referred to as the “Notes”) for a purchase price of $84.7 million (the “September 2008 Debt Repurchases”). As a result of the September 2008 Debt Repurchases, we recognized a gain of $72.4 million during the three months ended September 30, 2008, consisting of the difference between the accreted value (in the case of the senior discount notes) or par value, as applicable, and the purchase price of the Notes, offset by the write-off of unamortized deferred financing costs of $2.9 million, as noted in the following table.

Accreted or Par Value

Notes Repurchased — Third Quarter 2008
6.875% Senior Notes due 2013	$45,529
6.875% Series A-1 Senior Discount Notes due 2013	12,194
6.875% Series A-2 Senior Discount Notes due 2013	72,195
8.875% Series A-3 Senior Notes due 2016	30,000

Total Notes repurchased	159,918
Total purchase price including fees	(84,682)
Write-off of unamortized deferred financing costs	(2,856)

Net gain on September 2008 Debt Repurchases	$72,380

On June 25, 2008, RHDI exchanged $594.2 million ($585.7 million accreted value, as applicable) of RHD’s senior notes and senior discount notes (collectively referred to as the “RHD Notes”) for $412.9 million aggregate principal amount of RHDI’s 11.75% Senior Notes due May 15, 2015 (“RHDI Senior Notes”), referred to herein as “Debt Exchanges.” The following table presents the accreted value (in the case of the senior discount notes) or par value, as applicable, of the RHD Notes that have been exchanged as well as the gain recognized on the Debt Exchanges.

Accreted or Par Value

RHD Notes Exchanged — Second Quarter 2008
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

On June 6, 2008 and in conjunction with the Debt Exchanges, we amended the RHDI credit facility in order to, among other things, permit the Debt Exchanges and provide additional covenant flexibility. On June 6, 2008, we also refinanced the former Dex Media West credit facility. During the nine months ended September 30, 2008, we recognized a charge of $2.2 million for the write-off of unamortized deferred financing costs associated with the refinancing of the former Dex Media West credit facility and portions of the amended RHDI credit facility, which have been accounted for as extinguishments of debt.
The financing activities noted above are collectively referred to herein as “debt transactions.” As a result of the debt transactions, we recorded a net non-cash gain of $72.4 million and $231.5 million, respectively, during the three and nine months ended September 30, 2008.

Advertising Expense
We recognize advertising expenses as incurred. These expenses include media, public relations, promotional, branding and sponsorship costs and on-line advertising. Total advertising expense was $22.8 million and $18.2 million for the three months ended September 30, 2009 and 2008, respectively, and $57.3 million and $48.8 million for the nine months ended September 30, 2009 and 2008, respectively. Total advertising expense includes costs associated with traffic purchased and distributed to multiple advertiser landing pages of $13.8 million and $11.7 million for the three months ended September 30, 2009 and 2008, respectively, and $38.2 million and $26.3 million for the nine months ended September 30, 2009 and 2008, respectively.
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
We continue to experience adverse bad debt trends attributable to economic challenges in our markets. Our bad debt expense represented approximately 6.2% and 6.7% of our net revenue for the three and nine months ended September 30, 2009, respectively, as compared to 5.9% and 5.2% of our net revenue for the three and nine months ended September 30, 2008, respectively.
At September 30, 2009, we had interest rate swap agreements with major financial institutions with a notional amount of $200.0 million. We are exposed to credit risk in the event that one or more of the counterparties to the agreements does not, or cannot, meet their obligation. The notional amount is used to measure interest to be paid or received and does not represent the amount of exposure to credit loss. Any loss would be limited to the amount that would have been received over the remaining life of the swap agreement. The counterparties to the swap agreements are major financial institutions with credit ratings of AA- or higher.
Earnings (Loss) Per Share
The calculation of basic and diluted earnings (loss) per share (“EPS”) is presented below.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Basic EPS
Net income (loss)	$23,930	$26,083	$(452,761)	$(1,935,932)
Weighted average common shares outstanding	68,930	68,808	68,895	68,783

Basic EPS	$0.35	$0.38	$(6.57)	$(28.15)

Diluted EPS
Net income (loss)	$23,930	$26,083	$(452,761)	$(1,935,932)
Weighted average common shares outstanding	68,930	68,808	68,895	68,783
Dilutive effect of stock awards (1)	39	101	—	—

Weighted average diluted shares outstanding	68,969	68,909	68,895	68,783

Diluted EPS	$0.35	$0.38	$(6.57)	$(28.15)

(1)	Due to the reported net loss for the nine months ended September 30, 2009 and 2008, the effect of all stock-based awards was anti-dilutive and therefore not included in the calculation of diluted EPS. For the three months ended September 30, 2009 and 2008, 4.7 million and 4.4 million shares, respectively, of stock-based awards had exercise prices that exceeded the average market price of the Company’s common stock for the respective period. For the nine months ended September 30, 2009 and 2008, 4.7 million shares and 1.7 million shares, respectively, of stock based awards had exercise prices that exceeded the average market price of the Company’s common stock for the respective period.
Stock-Based Awards
The Company recorded stock-based compensation expense related to stock-based awards granted under our various employee and non-employee stock incentive plans of $2.2 million and $7.1 million for the three months ended September 30, 2009 and 2008, respectively, and $9.1 million and $23.4 million for the nine months ended September 30, 2009 and 2008, respectively. The Company did not grant any stock-based awards during the three and nine months ended September 30, 2009.
Long-Term Incentive Program
On March 9, 2009, RHD’s Compensation and Benefits Committee of the Board of Directors (the “Committee”) approved the 2009 Long-Term Incentive Program (the “2009 LTIP”) for the Company. The 2009 LTIP is a cash-based plan designed to provide long-term incentive compensation to participants based on the achievement of performance goals designated by the Committee pursuant to the Company’s 2005 Stock Award and Incentive Plan. The Committee administers the 2009 LTIP in its sole discretion and may, subject to certain exceptions, delegate some or all of its power and authority under the 2009 LTIP to the Chief Executive Officer or other executive officer of the Company. Participants in the 2009 LTIP consist of (i) such executive officers of the Company and its affiliates as the Committee in its sole discretion may select from time to time and (ii) such other employees of the Company and its subsidiaries and affiliates as the Chief Executive Officer in his sole discretion may select from time to time. The amount of each award under the 2009 LTIP will be paid in cash and is dependent upon the attainment of certain performance measures related to the amount of the Company’s cumulative free cash flow for the 2009, 2010 and 2011 fiscal years (the “Performance Period”). Participants who are executive officers of the Company, and certain other participants designated by the Chief Executive Officer, are also eligible to receive a payment upon the achievement of a restructuring, reorganization and/or recapitalization relating to the Company’s outstanding indebtedness and liabilities (the “Specified Actions”) during the Performance Period. Payments will be made following the end of the Performance Period or the date of a Specified Action, as the case may be. Awards granted to executive officers under the 2009 LTIP (and to certain other participants designated by the Chief Executive Officer) will continue to be paid, subject to the applicable performance conditions, in the event the participant’s employment is terminated by the participant with Good Reason (as such term is defined in the 2009 LTIP), by the Company without Cause (as such term is defined in the 2009 LTIP) or as a result of the participant’s death or disability. Such payment will be made as if the participant had remained employed with the Company through the applicable payment date under the 2009 LTIP, subject to the achievement of the applicable performance conditions. If any participant’s employment with the Company is terminated under any other circumstances, any unpaid amount under the 2009 LTIP will be forfeited. These cash-based awards were granted to participants in April 2009. As a result, the Company recognized compensation expense related to the 2009 LTIP of $1.6 million and $3.4 million during the three and nine months ended September 30, 2009, respectively.
Fair Value of Financial Instruments
At September 30, 2009 and December 31, 2008, the fair value of cash and cash equivalents, accounts receivable, and accounts payable and accrued liabilities approximated their carrying value based on the short-term nature of these instruments. As a result of filing the Chapter 11 petitions and the Plan, we do not believe that it is meaningful to present the fair market value of our long-term debt at September 30, 2009 in Note 5, “Long-Term Debt.”
The Company has adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (FASB ASC 820-10) (“SFAS No. 157”), which defines fair value, establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value and expands disclosures about fair value measurements. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The fair value hierarchy, which gives the highest priority to quoted prices in active markets, is comprised of the following three levels:

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
At September 30, 2009, the Company has interest rate swaps with a notional amount of $200.0 million that continue to be measured at fair value on a recurring basis. The following table represents our assets and liabilities that were measured at fair value on a recurring basis at September 30, 2009 and the level within the fair value hierarchy in which the fair value measurements were included.

Fair Value Measurements at
September 30, 2009
Description	Using Significant Other Observable Inputs (Level 2)

Derivatives — Liabilities	$(7,441)
In conjunction with the classification of our credit facilities, these interest rate swap liabilities are excluded from liabilities subject to compromise on the condensed consolidated balance sheet at September 30, 2009, as both our credit facilities and interest rate swaps are fully collateralized.
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
Fair value for our derivative instruments was derived using pricing models. Pricing models take into account relevant observable market inputs that market participants would use in pricing the asset or liability. The pricing models used to determine fair value incorporate contract terms (including maturity) as well as other inputs including, but not limited to, interest rate yield curves and the creditworthiness of the counterparty. The impact of our own credit rating is also considered when measuring the fair value of liabilities. Our credit rating could have a material impact on the fair value of our derivative instruments, our results of operations or financial condition in a particular reporting period. For the three and nine months ended September 30, 2009, the impact of applying our credit rating in determining the fair value of our derivative instruments was a reduction to our interest rate swap liability of $0.8 million.
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

In February 2008, the FASB issued Staff Position FAS 157-2, Effective Date of FASB Statement No. 157 (FASB ASC 820-10) (“FSP No. 157-2”), which deferred the effective date of SFAS No. 157 for non-financial assets and liabilities, except for items that are recognized or disclosed at fair value on a recurring basis, to fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. The Company had elected the deferral option permitted by FSP No. 157-2 for its non-financial assets and liabilities initially measured at fair value in prior business combinations including intangible assets and goodwill. The Company adopted the provisions of FSP No. 157-2 effective January 1, 2009, resulting in no material impact to our condensed consolidated financial statements.
Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and certain expenses and the disclosure of contingent assets and liabilities. Actual results could differ materially from those estimates and assumptions. Estimates and assumptions are used in the determination of recoverability of long-lived assets, sales allowances, allowances for doubtful accounts, depreciation and amortization, employee benefit plans expense, restructuring reserves, deferred income taxes, certain estimates pertaining to liabilities under FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes: An Interpretation of FASB Statement No. 109 (FASB ASC 740-10) (“FIN No. 48”), certain assumptions pertaining to our stock-based awards and certain estimates associated with liabilities classified as liabilities subject to compromise, among others.
New Accounting Pronouncements
In September 2009, the Emerging Issues Task Force (“EITF”) reached final consensus on EITF Issue No. 08-1, Revenue Arrangements with Multiple Deliverables (“EITF 08-1”). EITF 08-1 has not yet been incorporated into the FASB’s Codification. EITF 08-1 updates the current guidance pertaining to multiple-element revenue arrangements included in FASB ASC 605-25, which originated from EITF 00-21, Revenue Arrangements with Multiple Deliverables. EITF 08-1 addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting and how the arrangement consideration should be allocated among the separate units of accounting. EITF 08-1 will be effective for the Company in the annual reporting period beginning January 1, 2011. EITF 08-1 may be applied retrospectively or prospectively and early adoption is permitted. The Company is currently evaluating the impact of EITF 08-1 on its financial position, results of operations, cash flows, and disclosures.
In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162 (FASB ASC 105-10) (“SFAS No. 168”). SFAS No. 168 establishes a single source of authoritative non-governmental GAAP, superseding existing FASB, AICPA, EITF and related accounting literature. SFAS No. 168 does not amend or replace rules and interpretive releases of the Securities and Exchange Commission (“SEC”), which are sources of authoritative GAAP for SEC registrants. SFAS No. 168 is effective for interim and annual periods ending after September 15, 2009 and, as such, the Company has adopted SFAS No. 168 as of September 30, 2009. Throughout this Quarterly Report on Form 10-Q, the Company has provided citations to the applicable FASB codification in addition to the original standard type and number.
In May 2009, the FASB issued SFAS No. 165, Subsequent Events (FASB ASC 855-10) (“SFAS No. 165”), the objective of which is to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, SFAS No. 165 sets forth (1) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (2) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and (3) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. SFAS No. 165 is effective for interim or annual financial periods ending after June 15, 2009 and as such, we adopted SFAS No. 165 as of June 30, 2009. See Note 12, “Subsequent Events” for additional information.
We have reviewed other accounting pronouncements that were issued as of September 30, 2009, which the Company has not yet adopted, and do not believe that these pronouncements will have a material impact on our financial position or operating results.

3. Reorganization Items, Net and Liabilities Subject to Compromise
Reorganization Items, Net
For the three and nine months ended September 30, 2009, the Company has recorded $7.1 million and $77.9 million, respectively, of reorganization items on a separate line item on the condensed consolidated statement of operations in accordance with SOP 90-7. Reorganization items represent charges that are directly associated with the process of reorganizing the business under Chapter 11 of the Bankruptcy Code. The following table displays the details of reorganization items for the three and nine months ended September 30, 2009:

	Three Months Ended	Nine Months Ended
	September 30, 2009	September 30, 2009

Write-off of unamortized deferred financing costs	$—	$64,475
Professional fees	8,815	59,278
Write-off of net premiums / discounts on long-term debt	—	34,886
Write-off of fair value adjustments	—	(78,511)
Lease rejections, abandoned property and other	(1,708)	(2,241)

Total reorganization items	$7,107	$77,887

The write-off of unamortized deferred financing costs of $64.5 million, unamortized net premiums / discounts of $34.9 million and unamortized fair value adjustments required by GAAP as a result of the Dex Media Merger of $78.5 million at May 28, 2009, relate to long-term debt classified as liabilities subject to compromise at September 30, 2009.
The Company has incurred professional fees associated with filing the Chapter 11 petitions of $8.8 million and $59.3 million during the three and nine months ended September 30, 2009, respectively, of which $1.3 million and $48.4 million, respectively, have been paid in cash. Professional fees include financial, legal and valuation services directly associated with the reorganization process.
The Company has recognized $1.7 million and $2.2 million during the three and nine months ended September 30, 2009, respectively, associated with rejected leases and abandoned property, which have been approved by the Bankruptcy Court through September 30, 2009 as part of the Chapter 11 Cases.
As of September 30, 2009, the Company has not received any operating cash receipts resulting from the filing of the Chapter 11 petitions.
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

The table below identifies the principal categories of liabilities subject to compromise at September 30, 2009:

September 30, 2009

Notes in default	$6,071,756
Accrued interest	240,989
Tax related liabilities	50,052
Accounts payable and accrued liabilities	32,616
Lease related liabilities	14,074

Total liabilities subject to compromise	$6,409,487

4. Restructuring Charges
The table below highlights the activity in our restructuring reserves for the three and nine months ended September 30, 2009.

Three months ended
September 30, 2009	2003 Actions	2006 Actions	2007 Actions	2008 Actions	2009 Actions	Total

Balance at June 30, 2009	$—	$—	$49	$354	$—	$403
Net increase (decrease) to reserve charged (credited) to earnings	—	—	(22)	1,052	740	1,770
Payments	—	—	(27)	(611)	(740)	(1,378)

Balance at September 30, 2009	$—	$—	$—	$795	$—	$795

Nine months ended
September 30, 2009	2003 Actions	2006 Actions	2007 Actions	2008 Actions	2009 Actions	Total

Balance at December 31, 2008	$603	$567	$376	$10,203	$—	$11,749
Net increase to reserve charged to earnings			10	10,050	2,815	12,875
Payments	(71)	(133)	(386)	(17,474)	(1,077)	(19,141)
Reclass to reorganization items, net	(532)	—	—	—	—	(532)
Reclass to liabilities subject to compromise	—	(434)	—	(1,984)	(1,738)	(4,156)

Balance at September 30, 2009	$—	$—	$—	$795	$—	$795

During the second quarter of 2009, we initiated a restructuring plan that included vacating leased facilities (“2009 Actions”). During the three and nine months ended September 30, 2009, we recognized a restructuring charge to earnings associated with the 2009 Actions of $0.7 million and $2.8 million, respectively, and made payments of $0.7 million and $1.1 million, respectively. Remaining lease obligations of $1.7 million have been reclassed to liabilities subject to compromise on the condensed consolidated balance sheet at September 30, 2009.
During the first quarter of 2009, we initiated a restructuring plan that included outside consulting services to assist with the evaluation of our capital structure, including various balance sheet restructuring alternatives. Professional fees of $2.3 million, which were previously charged to 2009 Actions during the first quarter of 2009, have been reclassed to reorganization items, net on the condensed consolidated statement of operations for the nine months ended September 30, 2009.

During the second quarter of 2008, we initiated a restructuring plan that included planned headcount reductions, consolidation of responsibilities and vacating leased facilities (“2008 Actions”) that occurred during 2008 and will continue into 2009. During the three months ended September 30, 2009 and 2008, we recognized a restructuring charge to earnings associated with the 2008 Actions of $1.1 million and $14.3 million, respectively, and $10.1 million and $18.9 million during the nine months ended September 30, 2009 and 2008, respectively. Payments of $0.6 million and $13.5 million were made with respect to outside consulting services, severance, and vacated leased facilities during the three months ended September 30, 2009 and 2008, respectively, and $17.5 million and $15.0 million during the nine months ended September 30, 2009 and 2008, respectively. Remaining lease obligations of $2.0 million have been reclassed to liabilities subject to compromise on the condensed consolidated balance sheet at September 30, 2009.
Restructuring charges that are charged (credited) to earnings are included in general and administrative expenses on the condensed consolidated statements of operations.
5. Long-Term Debt
The following table presents the carrying value of our long-term debt at September 30, 2009 and December 31, 2008. As a result of filing the Chapter 11 petitions, unamortized fair value adjustments required by GAAP as a result of the Dex Media Merger of $78.5 million and unamortized net premiums / discounts of $34.9 million at May 28, 2009 were written-off and recognized as reorganization items on the condensed consolidated statement of operations for the nine months ended September 30, 2009. Therefore the carrying value of our long-term debt at September 30, 2009 represents par value. The carrying value of our long-term debt at December 31, 2008 includes $86.2 million of unamortized fair value adjustments.

	Notes in Default	Credit Facilities
	September 30, 2009		December 31, 2008

RHD
6.875% Senior Notes due 2013	$206,791	$—	$206,791
6.875% Series A-1 Senior Discount Notes due 2013	320,903	—	301,862
6.875% Series A-2 Senior Discount Notes due 2013	483,365	—	455,204
8.875% Series A-3 Senior Notes due 2016	1,012,839	—	1,012,839
8.875% Series A-4 Senior Notes due 2017	1,229,760	—	1,229,760

R.H. Donnelley Inc.
Credit Facility	—	1,427,354	1,341,098
11.75% Senior Notes due 2015	412,871	—	412,871

Dex Media, Inc.
8% Senior Notes due 2013	500,000	—	510,408
9% Senior Discount Notes due 2013	749,857	—	771,488

Dex Media East
Credit Facility	—	1,065,286	1,081,500

Dex Media West
Credit Facility	—	1,096,616	1,080,000
8.5% Senior Notes due 2010	385,000	—	393,883
5.875% Senior Notes due 2011	8,720	—	8,761
9.875% Senior Subordinated Notes due 2013	761,650	—	815,791

Total RHD consolidated	6,071,756	3,589,256	9,622,256
Less current portion not subject to compromise	—	796,926	113,566

Long-term debt subject to compromise	$6,071,756	—	—

Long-term debt not subject to compromise		$2,792,330	$9,508,690

Credit Facilities
As described in Note 1, “Business and Basis of Presentation — Chapter 11 Bankruptcy Proceedings and Plan of Reorganization,” the Plan includes modifications to certain terms and conditions of the Company’s credit facilities, which are not reflected below.

RHDI
As of September 30, 2009, outstanding balances under the RHDI credit facility totaled $1,427.4 million, comprised of $253.5 million under Term Loan D-1, $1,008.8 million under Term Loan D-2 and $165.1 million under the RHDI Revolver, exclusive of $0.5 million utilized under one standby letter of credit. All Term Loans require quarterly principal and interest payments. Term Loans D-1 and D-2 require accelerated amortization beginning in 2010 through final maturity in June 2011. $75.0 million of the RHDI Revolver matures in December 2009, while $100.0 million of the RHDI Revolver matures in June 2011. The weighted average interest rate of outstanding debt under the RHDI credit facility was 6.72% and 6.77% at September 30, 2009 and December 31, 2008, respectively.
Dex Media East
As of September 30, 2009, outstanding balances under the Dex Media East credit facility totaled $1,065.3 million, comprised of $597.6 million under Term Loan A, $375.7 million under Term Loan B and $92.0 million under the Dex Media East Revolver, exclusive of $2.6 million utilized under three standby letters of credit. All Term Loans require quarterly principal and interest payments. The Dex Media East Revolver and Term Loan A will mature in October 2013, and the Term Loan B will mature in October 2014. The weighted average interest rate of outstanding debt under the Dex Media East credit facility was 2.11% and 3.83% at September 30, 2009 and December 31, 2008, respectively.
Dex Media West
As of September 30, 2009, outstanding balances under the Dex Media West credit facility totaled $1,096.6 million, comprised of $116.9 million under Term Loan A, $894.5 million under Term Loan B and $85.2 million under the Dex Media West Revolver. All Term Loans require quarterly principal and interest payments. The Dex Media West Revolver and Term Loan A will mature in October 2013 and the Term Loan B will mature in October 2014. The weighted average interest rate of outstanding debt under the Dex Media West credit facility was 6.95% and 7.10% at September 30, 2009 and December 31, 2008, respectively.
6. Derivative Financial Instruments
In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133 (FASB ASC 815-10) (“SFAS No. 161”). SFAS No. 161 requires enhanced disclosures of derivative instruments and hedging activities such as the fair value of derivative instruments and presentation of gains or losses in tabular format, as well as disclosures regarding credit risks and strategies and objectives for using derivative instruments. SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008 and, as such, the Company adopted the provisions of this standard on January 1, 2009. Although SFAS No. 161 requires enhanced disclosures, its adoption did not impact the Company’s results of operations or financial condition.
As a result of filing the Chapter 11 petitions, the Company does not have any interest rate swaps designated as cash flow hedges as of September 30, 2009. We do not use derivative financial instruments for trading or speculative purposes and our derivative financial instruments are limited to interest rate swap agreements. Our variable rate debt exposes us to variability in interest payments due to changes in interest rates. Management believes that it is prudent to mitigate the interest rate risk on a portion of its variable rate borrowings. The Dex Media West and Dex Media East credit facilities require that we maintain hedge agreements to provide a fixed rate on at least 33% of their respective indebtedness, including the indebtedness of Dex Media. To satisfy our objectives and requirements, the Company has entered into fixed interest rate swap agreements to manage fluctuations in cash flows resulting from changes in interest rates on variable rate debt. The Company has entered into the following interest rate swaps that effectively convert approximately $200.0 million, or 6%, of the Company’s variable rate debt to fixed rate debt as of September 30, 2009. At September 30, 2009, approximately 37% of our total debt outstanding consists of variable rate debt, excluding the effect of our interest rate swaps. Including the effect of our interest rate swaps, total fixed rate debt comprised approximately 65% of our total debt portfolio as of September 30, 2009.

Effective Dates	Notional Amount		Pay Rates	Maturity Dates
(amounts in millions)
February 28, 2008	$100	(1)	3.212%	February 28, 2011
March 31, 2008	100	(1)	3.50%	March 29, 2013

Total	$200

(1)	Consists of one swap.
The following table presents the fair value of our interest rate swaps at September 30, 2009. The fair value of our interest rate swaps is presented in accounts payable and accrued liabilities and other non-current liabilities on the condensed consolidated balance sheet at September 30, 2009. The following table also presents the (gain) loss recognized in interest expense from the change in fair value of our interest rate swaps and (gain) loss recognized in accumulated other comprehensive loss from effective interest rate swaps for the three and nine months ended September 30, 2009.

				(Gain) Loss Recognized
		(Gain) Loss Recognized in		in Accumulated
		Interest Expense		Other Comprehensive
		From the Change in Fair Value of		Loss From Effective Interest
		Interest Rate Swaps		Rate Swaps
	Fair Value	Three Months	Nine Months	Three Months	Nine Months
	Measurements	Ended	Ended	Ended	Ended
	at September 30,	September 30,	September 30,	September 30,	September 30,
	2009	2009	2009	2009	2009

Accounts Payable and Accrued Liabilities	$(5,026)	$3,098	$13,517	$(4,120)	$7,930
Other Non-Current Liabilities	(2,415)	846	(11,683)	—	(8,166)

Total Liabilities	$(7,441)	$3,944	$1,834	$(4,120)	$(236)

During the three and nine months ended September 30, 2009, the Company reclassified $6.7 million and $30.7 million, respectively, of hedging losses related to our interest rate swaps into earnings. As of September 30, 2009, $29.7 million of deferred losses, net of tax, on derivative instruments recorded in accumulated other comprehensive loss are expected to be reclassified into earnings as the hedged transactions occur.
Under the terms of the interest rate swap agreements, the Company receives variable interest based on three-month LIBOR and pays a weighted average fixed rate of 3.36%. The weighted average variable rate received on our interest rate swaps was 0.33% for the nine months ended September 30, 2009. These periodic payments and receipts are recorded as interest expense.
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
7. Income Taxes
As a result of filing the Chapter 11 petitions, the Company has reclassified certain income tax liabilities relating to tax periods prior to the Petition Date of $50.1 million to liabilities subject to compromise on the condensed consolidated balance sheet at September 30, 2009. See Note 3, “Reorganization Items, Net and Liabilities Subject to Compromise” for additional information.
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
As of September 30, 2009, the Company has recognized an increase in its deferred tax liability of $375.4 million related to Section 382, which directly impacted our deferred tax expense and significantly increased our provision for income taxes and net loss for the nine months ended September 30, 2009.
As a result of tax planning in the second quarter of 2009, the Company has reclassified $241.8 million from deferred income taxes, net, to other non-current liabilities on the condensed consolidated balance sheet at September 30, 2009 related to our liability established under FIN No. 48.
The effective tax rate and provision for income taxes for the three months ended September 30, 2009 includes an income tax benefit of $5.8 million to correct an understatement of income tax benefit for the three months ended June 30, 2009. We have evaluated the materiality of this error in the second quarter and the correction made in the third quarter and concluded that the impacts were not material to the financial statements as of and for the periods ended June 30, 2009 and September 30, 2009. In addition, as a result of this correction, the effective tax rate and provision for income taxes for the nine months ended September 30, 2009 are properly stated.
The effective tax rate on income (loss) before income taxes of 47.8% and (482.5)% for the three and nine months ended September 30, 2009, respectively, compares to an effective tax rate of 55.1% and 32.7% on income (loss) before income taxes for the three and nine months ended September 30, 2008, respectively. The following table summarizes the significant differences between the U.S. Federal statutory tax rate and our effective tax rate, which has been applied to the Company’s income (loss) before income taxes.

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2009	2008	2009	2008

Income (loss) before income taxes	$45,855	$58,032	$(77,728)	$(2,875,704)

Statutory U.S. Federal tax rate	35.0%	35.0%	35.0%	35.0%
State and local taxes, net of U.S. Federal tax benefit	(8.0)	15.1	1.4	3.0
Non-deductible goodwill impairment charges	—	—	—	(5.1)
Other non-deductible expenses	27.7	1.2	(25.0)	—
Section 382 limitation	—	—	(482.9)	—
Change in state tax regulations	(6.9)	—	1.0	—
Change in valuation allowance	0.2	4.5	(2.2)	(0.2)
State tax benefit correction	(12.7)	—	—	—
Stock option forfeitures	12.5	—	(8.6)	—
Other	—	(0.7)	(1.2)	—

Effective tax rate	47.8%	55.1%	(482.5)%	32.7%

As a result of income before income taxes for the three months ended September 30, 2009 and 2008, tax rates are shown in the table above as tax expense (benefit). As a result of (loss) before income taxes for the nine months ended September 30, 2009 and 2008, tax rates are shown in the table above as tax (expense) benefit.
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

As a result of implementing the freeze on the Dex Media, Inc. Pension Plan covering IBEW employees, we have recognized a one-time net curtailment gain of $2.1 million during the nine months ended September 30, 2009, which has been entirely offset by losses incurred on plan assets and previously unrecognized prior service costs that had been charged to accumulated other comprehensive loss. As a result of eliminating retiree health care and life insurance benefits for IBEW employees, we have recognized a one-time curtailment gain of $13.5 million, which is included in general and administrative expenses on the condensed consolidated statement of operations for the nine months ended September 30, 2009. As a result of these actions, we will no longer incur funding expenses and administrative costs associated with this plan for IBEW employees.
On May 31, 2009, settlements of the Dex Media, Inc. Pension Plan occurred and at that time, lump sum payments to participants exceeded the sum of the service cost plus interest cost component of the net periodic benefit costs. These settlements resulted in the recognition of an actuarial loss of $3.5 million for the nine months ended September 30, 2009.
The following table provides the components of net periodic benefit cost for the three and nine months ended September 30, 2009 and 2008.

	Pension Benefits
	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2009	2008	2009	2008

Service cost	$1,253	$2,986	$4,116	$9,722
Interest cost	3,515	4,730	10,966	13,909
Expected return on plan assets	(4,387)	(4,864)	(13,512)	(15,019)
Amortization of prior service cost	—	47	—	145
Amortization of net (gain)/ loss	(81)	205	(108)	597
Settlement loss	—	—	3,546	—

Net periodic benefit cost	$300	$3,104	$5,008	$9,354

	Postretirement Benefits
	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2009	2008	2009	2008

Service cost	$122	$471	$525	$1,414
Interest cost	603	1,484	2,006	4,452
Amortization of prior service cost	(1)	167	(4)	501
Amortization of net (gain)/ loss	(174)	9	(436)	27
Curtailment gain	—	—	(13,460)	—

Net periodic benefit cost	$550	$2,131	$(11,369)	$6,394

Net periodic pension benefit cost for the three and nine months ended September 30, 2009 has declined when compared to the prior corresponding periods, excluding the settlement charge, due to the freeze of the Company’s defined benefit plans covering non-union employees. In connection with the freeze, all pension plan benefit accruals for non-union plan participants have ceased as of December 31, 2008, however, all plan balances remained intact and interest credits on participant account balances, as well as service credits for vesting and retirement eligibility, continue in accordance with the terms of the respective plans. In addition, supplemental transition credits have been provided to certain plan participants nearing retirement who would otherwise lose a portion of their anticipated pension benefit at age 65 as a result of freezing the current plans. Similar supplemental transition credits have been provided to certain plan participants who were grandfathered under a final average pay formula when the defined benefit plans were previously converted from traditional pension plans to cash balance plans.

Net periodic postretirement benefit cost for the three and nine months ended September 30, 2009 has declined when compared to the prior corresponding periods, due to the following curtailment related to non-union employees: (i) the elimination of all non-subsidized access to retiree health care and life insurance benefits effective January 1, 2009, (ii) the elimination of subsidized retiree health care benefits for any Medicare-eligible retirees effective January 1, 2009 and (iii) the phase out of subsidized retiree health care benefits over a three-year period beginning January 1, 2009 (with all non-union retiree health care benefits terminating January 1, 2012). With respect to the phase out of subsidized retiree health care benefits, if an eligible retiree becomes Medicare-eligible at any point in time during the phase out process noted above, such retiree will no longer be eligible for retiree health care coverage.
During the three months ended September 30, 2009 and 2008, the Company made contributions of $10.3 million and $5.9 million, respectively, to its pension plans. During the nine months ended September 30, 2009 and 2008, the Company made contributions of $37.2 million and $11.5 million, respectively, to its pension plans. During the three months ended September 30, 2009 and 2008, the Company made contributions of $1.1 million and $1.4 million, respectively, to its postretirement plan. During the nine months ended September 30, 2009 and 2008, the Company made contributions of $3.2 million and $3.2 million, respectively, to its postretirement plan. We expect to make total contributions of approximately $37.8 million and $6.1 million to our pension plans and postretirement plan, respectively, in 2009.
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
R.H. Donnelley Corporation
Condensed Parent Company Balance Sheets

	September 30,	December 31,
	2009	2008

Assets

Cash and cash equivalents	$3,048	$948
Intercompany, net	103,460	350,490
Short-term deferred income taxes, net	24,352	—
Intercompany note receivable	5,000	—
Prepaid and other current assets	2,739	6,964

Total current assets	138,599	358,402

Investment in subsidiaries	2,035,532	2,098,154
Fixed assets and computer software, net	5,211	7,844
Other non-current assets	—	65,651
Intercompany note receivable	300,000	300,000

Total assets	$2,479,342	$2,830,051

Liabilities and Shareholders’ Deficit

Accounts payable and accrued liabilities	$5,264	$7,978
Accrued interest	—	97,025

Total current liabilities not subject to compromise	5,264	105,003

Long-term debt	—	3,206,456
Deferred income taxes, net	3,966	2,928
Other non-current liabilities	6,098	9,039

Total liabilities not subject to compromise	15,328	3,323,426

Liabilities subject to compromise	3,383,882	—

Shareholders’ deficit	(919,868)	(493,375)

Total liabilities and shareholders’ deficit	$2,479,342	$2,830,051

R.H. Donnelley Corporation
Condensed Parent Company Statements of Operations

	For the Three Months Ended September 30,
	2009	2008

Expenses	$6,588	$6,431
Partnership and equity income	51,756	60,146

Operating income	45,168	53,715
Interest expense, net	—	(68,062)
Gain on debt transactions, net	—	72,379

Income before reorganization items, net and income taxes	45,168	58,032
Reorganization items, net	687	—

Income before income taxes	45,855	58,032
Provision for income taxes	(21,925)	(31,949)

Net income	$23,930	$26,083

	For the Nine Months Ended September 30,
	2009	2008

Expenses	$16,841	$19,279
Partnership and equity income (loss)	143,784	(2,873,423)

Operating income (loss)	126,943	(2,892,702)
Interest expense, net	(106,036)	(230,621)
Gain on debt transactions, net	—	233,694

Income (loss) before reorganization items, net and income taxes	20,907	(2,889,629)
Reorganization items, net	(98,635)	—

Loss before income taxes	(77,728)	(2,889,629)
(Provision) benefit for income taxes	(375,033)	953,697

Net loss	$(452,761)	$(1,935,932)

R.H. Donnelley Corporation
Condensed Parent Company Statements of Cash Flows

	For the Nine Months Ended
	September 30,
	2009	2008

Cash flow from operating activities	$(121,360)	$(248,790)
Cash flow from investing activities:
Additions to fixed assets and computer software, net	(200)	(1,092)
Intercompany loan	(5,000)	—
Equity investment disposition	—	4,318

Net cash (used in) provided by investing activities	(5,200)	3,226

Cash flow from financing activities:
(Decrease) increase in checks not yet presented for payment	(940)	172
Debt issuance costs	—	(349)
Proceeds from employee stock option exercises	—	96
Note repurchases	—	(84,426)
Repurchase of common stock	—	(6,112)
Excess tax benefits from the exercise of stock options	—	(47)
Dividends from subsidiaries	129,600	319,100

Net cash provided by financing activities	128,660	228,434

Change in cash	2,100	(17,130)
Cash at beginning of year	948	18,900

Cash at end of period	$3,048	$1,770

12. Subsequent Events
The Company has evaluated subsequent events having an accounting or reporting impact as of November 3, 2009, which represents the filing date of this Quarterly Report on Form 10-Q.
On October 3, 2009, Dex Media entered into a Memorandum of Agreement with the Communications Workers of America (“CWA”) regarding a tentative three year collective bargaining agreement. A ratification vote by CWA members is expected to be completed in early November 2009.
The Company filed an amended Plan and an amended Disclosure Statement on October 7, 2009, October 19, 2009 and October 21, 2009. On October 21, 2009, the Bankruptcy Court held a hearing, during which it approved the Disclosure Statement and granted the Company the authority to begin soliciting votes on the Plan.
On October 23, 2009, a putative securities class action lawsuit was commenced in Delaware Federal Court on behalf of all persons who purchased or otherwise acquired the Company’s publicly traded securities between July 2007 and the time the Company filed for bankruptcy at the end of May 2009, alleging that certain Company officers issued false and misleading statements regarding the Company’s business and financial condition. The Company believes the allegations set forth in the putative class action lawsuit are without merit and intends to vigorously defend any such action pursued against the Company and its officers.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Information
Certain statements contained in this Quarterly Report on Form 10-Q regarding our future operating results, performance, business plans or prospects and any other statements not constituting historical fact are “forward-looking statements” subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. Where possible, words such as “believe,” “expect,” “anticipate,” “should,” “will,” “would,” “planned,” “estimated,” “potential,” “goal,” “outlook,” “may,” “predicts,” “could,” or the negative of those words and other comparable expressions, are used to identify such forward-looking statements. All forward-looking statements reflect our current beliefs and assumptions with respect to our future results, business plans and prospects, based on information currently available to us and are subject to significant risks and uncertainties. Accordingly, these statements are subject to significant risks and uncertainties and our actual results, business plans and prospects could differ significantly from those expressed in, or implied by, these statements. We caution readers not to place undue reliance on, and we undertake no obligation to update, other than as imposed by law, any forward-looking statements. Such risks, uncertainties and contingencies include, but are not limited to, statements about R.H. Donnelley Corporation’s (“RHD”) future financial and operating results, RHD’s plans, objectives, expectations and intentions and other statements that are not historical facts. The following factors, among others, could cause actual results to differ from those set forth in the forward-looking statements: (1) the impact of our bankruptcy filings and the related Chapter 11 bankruptcy process on our business, financial condition or results of operations; (2) changes in directory advertising spend and consumer usage; (3) regulatory and judicial rulings; (4) competition and other economic conditions; (5) changes in the Company’s and the Company’s subsidiaries’ credit ratings; (6) changes in accounting standards; (7) adverse results from litigation, governmental investigations or tax related proceedings or audits; (8) the effect of labor strikes, lock-outs and negotiations; (9) successful integration and realization of the expected benefits of acquisitions; (10) the continued enforceability of the commercial agreements with Qwest, Embarq and AT&T; (11) our reliance on third-party vendors for various services; and (12) other events beyond our control that may result in unexpected adverse operating results. Additional risks and uncertainties are described in detail in Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2008 and Item 1A, “Risk Factors” of our Quarterly Report on Form 10-Q for the three and six months ended June 30, 2009. Unless otherwise indicated, the terms “Company,” “we,” “us” and “our” refer to R.H. Donnelley Corporation and its direct and indirect wholly-owned subsidiaries.
Corporate Overview
We are a directional marketing company that helps local businesses by distributing their message to consumers wherever they choose to search, including print, online, mobile and voice. During 2008, we generated revenues of approximately $2.6 billion by fulfilling two critical roles that address the needs of the growing local search marketplace:
•	We provide simple, cost effective marketing solutions to our advertisers that generate a large volume of ready-to-buy consumers for their local businesses.

•	We provide local search solutions to consumers that are easy to use and deliver highly relevant search results through a variety of print and online media platforms.
Through our Dex ® Advantage, customers’ business information is collected and marketed through a single profile and distributed via a variety of local search products. Dex ensures advertisers’ business content and messages are found wherever, whenever and however consumers choose to search. Dex Advantage spans multiple media platforms for local advertisers including print with the Dex directories, which we co-brand with other recognizable brands in the industry, Qwest, Embarq and AT&T, online and mobile devices with dexknows.com ®, voice-activated directory search at 1-800-Call-Dex™ and leading search engines and other online sites via DexNet™.

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
Chapter 11 Bankruptcy Proceedings and Plan of Reorganization
Filing of Voluntary Petitions in Chapter 11
On May 28, 2009 (the “Petition Date”), the Company filed voluntary petitions for Chapter 11 relief under Title 11 of the United States Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”) in order to consummate a balance sheet restructuring. The cases are being jointly administered under the caption In re: R.H. Donnelley, Corporation, et al., Case No. 09-11833 (KG) (Bankr. D. Del. 2009) (the “Chapter 11 Cases”). Promptly after filing the Chapter 11 petitions, the Company began notifying all known current or potential creditors of the commencement of the Chapter 11 Cases.
Through the Chapter 11 Cases, the Company intends to consummate a balance sheet restructuring, resulting in a less leveraged capital structure that is better aligned with the ongoing cash flows of our business.
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

As required by the Bankruptcy Code, on June 11, 2009, the United States Trustee for the District of Delaware appointed five creditors to the official committee of unsecured creditors (the “Unsecured Creditors Committee”). The United States Trustee subsequently appointed an additional member to the Unsecured Creditors Committee on each of June 15, 2009 and June 19, 2009. The Unsecured Creditors Committee currently consists of seven members.
The Company continues to generate positive operating cash flows. If this trend continues, debtor-in-possession financing is not likely to be required as a result of our Chapter 11 bankruptcy filing. However, the Company has incurred and will continue to incur significant costs associated with reorganization. These costs are being expensed as incurred and are included in reorganization items, net on the condensed consolidated statements of operations for the three and nine months ended September 30, 2009.
Proposed Plan of Reorganization
On July 27, 2009, we filed a proposed joint plan of reorganization with the Bankruptcy Court (the “Plan”), together with a disclosure statement in respect of the Plan (the “Disclosure Statement”). We filed an amended Plan and an amended Disclosure Statement on September 18, 2009, October 7, 2009, October 19, 2009 and October 21, 2009. On October 21, 2009, the Bankruptcy Court held a hearing, during which it approved the Disclosure Statement and granted the Company the authority to begin soliciting votes on the Plan. A plan of reorganization sets forth the treatment of the various classes of claims against and equity interests in each of the debtors. The confirmation of a plan of reorganization is the principal objective of a Chapter 11 reorganization case. A hearing on the confirmation of the Plan is scheduled for January 12, 2010 in the Bankruptcy Court.
Certain salient economic terms of the Plan, which are subject in all respects to the specific terms and definitions set forth in the Plan, include, but are not limited to, the following:
(i)	Elimination of approximately $6.4 billion of indebtedness, including the payment of $700.0 million of secured indebtedness, and $500.0 million of annual interest expense;

(ii)	The exchange of all pre-petition publicly issued unsecured note debt for (a) 100% of the reorganized RHD equity that is subject to dilution pursuant to a stock-based management incentive plan, which is expected to permit equity-based compensation in an amount of not less than 10% of the fully diluted RHD equity, if approved in accordance with the Plan and (b) in the case of the holders of the Dex Media West LLC (“Dex Media West”) 8.5% Senior Notes due 2010 and 5.875% Senior Notes due 2011, $300.0 million of new seven-year RHD unsecured notes on a pro rata basis in addition to their share of the reorganized RHD equity;

(iii)	The obligations of the lenders under the RHDI revolving credit facility (the “RHDI Revolver”) to make additional advances terminated on the Petition Date and the outstanding loans under the RHDI Revolver will be converted to a term loan with a maturity date of October 2014 and an interest rate of LIBOR plus 625 basis points (“bps”), subject to a reduction upon satisfaction of a specified financial covenant threshold, and the current RHDI term loans will be amended to extend the maturity date to October 2014 with an interest rate of LIBOR plus 625 bps, subject to a reduction upon satisfaction of a specified financial covenant threshold;

(iv)	The obligations of the lenders under the Dex Media East LLC (“Dex Media East”) revolving credit facility (“Dex Media East Revolver”) to make additional advances terminated on the Petition Date, and the outstanding loans under the Dex Media East Revolver will be converted to a term loan with a maturity date of October 2014 and an interest rate of LIBOR plus 250 bps, subject to reductions upon satisfaction of certain financial covenant thresholds, the current Dex Media East Term Loan A will be amended to extend the maturity date to October 2014 and increase the interest rate to LIBOR plus 250 bps, subject to reductions upon satisfaction of certain financial covenant thresholds, and the Dex Media East Term Loan B will be amended to increase the interest rate to LIBOR plus 250 bps, subject to reductions upon satisfaction of certain financial covenant thresholds;

(v)	The obligations of the lenders under the Dex Media West revolving credit facility (“Dex Media West Revolver”) to make additional advances terminated on the Petition Date and the outstanding loans under the Dex Media West Revolver will be converted to a term loan with a maturity date of October 2014 and an interest rate of LIBOR plus 450 bps, subject to reductions upon satisfaction of certain financial covenant thresholds, the current Dex Media West Term Loan A will be amended to extend the maturity date to October 2014 and increase the interest rate to LIBOR plus 450 bps, subject to reductions upon satisfaction of certain financial covenant thresholds, and the Dex Media West Term Loan B will be amended to increase the interest rate to LIBOR plus 450 bps, subject to reductions upon satisfaction of certain financial covenant thresholds; and

(vi)	Enhancement of the collateral and guarantees of the Dex Media East, Dex Media West and RHDI secured debt. As of emergence, the Company’s proposed Plan would, if adopted in its present form, result in consolidated debt of approximately $3.4 billion, of which $3.1 billion would be secured.
On May 29, 2009, the Company announced that it had reached pre-petition agreements in principle with a substantial majority of its unsecured noteholders and a substantial majority of the Company’s pre-petition secured lenders on a restructuring plan. The terms of the Company’s restructuring plan are evidenced by (i) Support Agreements dated as of May 21, 2009 and executed by the Company and lenders holding in excess of two-thirds in principal amount and one-half in number of claims under each of the RHDI, Dex Media East, and Dex Media West pre-petition credit facilities and (ii) the Restructuring Support Agreement dated as of May 28, 2009 executed by the Company and noteholders holding in excess of a majority of the aggregate principal amount of the pre-petition unsecured note debt (together, the “Plan Support Agreements”). The Plan is consistent with the terms and conditions of the Plan Support Agreements and applicable related term sheets. The Plan Support Agreements, together with the applicable terms sheets, form the basis for the Plan. There can be no assurance, however, that the Plan will be approved by all requisite holders of claims or interests or by the Bankruptcy Court or that all conditions precedent to the implementation of the Plan will be satisfied. Each Plan Support Agreement is subject to certain material conditions. Moreover, each Plan Support Agreement may be terminated upon the occurrence of certain events, including if a plan of reorganization is not confirmed by January 15, 2010.
Recent Trends Related to Our Business
We have been experiencing lower advertising sales primarily as a result of declines in new and recurring business, including both renewal and incremental sales to existing advertisers, mainly driven by (1) declines in overall advertising spending by businesses, (2) the significant impact of the weaker economy on smaller businesses in the markets in which we do business and (3) an increase in competition and more fragmentation in the local business search market. These factors, along with the significant decline in the trading value of our debt and equity securities during 2008 and resulting increase in the discount rate, were the primary drivers in determining our discounted expected future cash flows and resulting goodwill impairment charges in 2008.
We currently project our future operating results, cash flow and liquidity will be negatively impacted by the aforementioned conditions. During the three and nine months ended September 30, 2009, we experienced a $114.0 million, or 17.6%, and $284.8 million, or 14.3%, respectively, decline in total net revenues from the prior corresponding periods. During the nine months ended September 30, 2009, excluding the effects of filing the Chapter 11 petitions, we also experienced a decrease in operating cash flow from the prior corresponding period. In addition, we have been experiencing adverse bad debt trends attributable to many of these same economic challenges in our markets. We expect that these economic challenges will continue in our markets, and, as such, our advertising sales, bad debt experience and operating results will continue to be adversely impacted for the foreseeable future. As a result, our historical operating results will not be indicative of future operating performance, although our long-term financial forecast currently anticipates a gradual improvement in the economy commencing in the second half of 2010.

As more fully described below in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Net Revenues,” our method of recognizing revenue under the deferral and amortization method results in a delayed recognition of declining advertising sales whereby recognized revenues reflect the amortization of advertising sales consummated in prior periods as well as advertising sales consummated in the current period. Accordingly, our projected decline in advertising sales will result in a decline in revenue recognized in future periods. We expect these negative trends to continue into the foreseeable future.
In response to these economic challenges, we continue to actively manage expenses and are considering and acting upon a host of initiatives to streamline operations and contain costs. At the same time, we are improving the value we deliver to our advertisers by expanding the number of platforms and media through which we deliver their message to consumers. We are also committing our sales force to focus on selling the value provided to local businesses through these expanded platforms, including our Dex directories, online and mobile devices, voice-activated directory search as well as our network of owned and operated and partner online search sites. In addition, the Company continues to invest in its future through initiatives such as its overall digital product and service offerings, sales force automation, an advertiser self service system and portal, new mobile and voice search platforms and associated employee training. As economic conditions recover in our markets, we believe these investments will drive future revenue growth.
On October 3, 2009, Dex Media entered into a Memorandum of Agreement with the Communications Workers of America (“CWA”) regarding a tentative three year collective bargaining agreement. A ratification vote by CWA members is expected to be completed in early November 2009. On June 15, 2009, Dex Media agreed on a new three year collective bargaining agreement with the International Brotherhood of Electrical Workers of America (“IBEW”). The collective bargaining agreement with the IBEW expires in June 2012.
Going Concern
Item 1, “Financial Statements — Unaudited” — Note 1, “Business and Basis of Presentation” contains a statement indicating that certain events could impact our ability to continue as a going concern. The assessment of our ability to continue as a going concern was made by management considering, among other factors: (i) our Chapter 11 bankruptcy filing on May 28, 2009, (ii) the current global credit and liquidity crisis; (iii) the significant negative impact on our operating results and cash flows from the overall downturn in the global economy and an increase in competition and more fragmentation in the local business search market; (iv) that certain of our credit ratings have been downgraded; and (v) that our common stock ceased trading on the New York Stock Exchange (“NYSE”) on December 31, 2008 and is now traded over-the-counter on the Pink Sheets. These considerations are further reflected by our goodwill impairment charges of $3.1 billion and intangible asset impairment charge of $744.0 million recorded for the year ended December 31, 2008. In management’s view, these circumstances and events raise substantial doubt as to whether the Company will be able to continue as a going concern for a reasonable period of time.
Accounting Matters
The filing of the Chapter 11 petitions constituted an event of default under the indentures governing the Company’s senior notes, senior discount notes and senior subordinated notes (collectively the “notes in default”) and the debt obligations under those instruments became automatically and immediately due and payable, although any actions to enforce such payment obligations are automatically stayed under the applicable bankruptcy law. Based on the bankruptcy petitions, the notes in default are included in liabilities subject to compromise on the condensed consolidated balance sheet at September 30, 2009. See Item 1, “Financial Statements — Unaudited” - Note 1, “Business and Basis of Presentation — Accounting Matters” for additional information regarding the notes in default and other accounting matters.

Other Significant Financing Developments
On May 28, 2009 and in conjunction with the Plan, the Company repaid an aggregate of $200.0 million in principal on outstanding balances owed under the RHDI credit facility, Dex Media East credit facility and Dex Media West credit facility. The repayments were made under each of the credit facilities as follows:

Description	Amount

RHDI
Term Loan D-1.	$13,797
Term Loan D-2.	54,912
Revolver	8,938

Dex Media West
Term Loan A	6,971
Term Loan B	50,941
Revolver	4,826

Dex Media East
Term Loan A	34,176
Term Loan B	20,454
Revolver	4,985

Total repayment	$200,000

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
On April 15, 2009, the Company exercised a 30-day grace period on $54.6 million in interest payments due on its 8.875% Series A-4 Senior Notes due 2017 (“Series A-4 Senior Notes”). Exercising the grace period did not constitute an event of default under the bond indentures or any of the Company’s or its subsidiaries’ other debt agreements. On May 14, 2009, the Company entered into forbearance agreements with certain of its noteholders and bank lenders (“Forbearance Agreements”) with respect to the consequences of the expiration of the 30-day grace period for the Series A-4 Senior Notes. The Forbearance Agreements expired on May 28, 2009 and the Company did not make these interest payments prior to filing the Chapter 11 petitions.
As a result of exercising the 30-day grace period with respect to the Series A-4 Senior Notes on April 15, 2009, certain existing interest rate swaps associated with the Dex Media East credit facility having a notional amount of $350.0 million were required to be settled on May 28, 2009. Cash settlement payments of $26.4 million were made during the second quarter of 2009 associated with these interest rate swaps.
As a result of the decline in certain of our credit ratings, an existing interest rate swap associated with the Dex Media West credit facility having a notional amount of $50.0 million was required to be settled on April 23, 2009. A cash settlement payment of $0.5 million was made during the second quarter of 2009 associated with this interest rate swap.

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
As a result of implementing the freeze on the Dex Media, Inc. Pension Plan covering IBEW employees, we have recognized a one-time net curtailment gain of $2.1 million during the nine months ended September 30, 2009, which has been entirely offset by losses incurred on plan assets and previously unrecognized prior service costs that had been charged to accumulated other comprehensive loss. As a result of eliminating retiree health care and life insurance benefits for IBEW employees, we have recognized a one-time curtailment gain of $13.5 million, which is included in general and administrative expenses on the condensed consolidated statement of operations for the nine months ended September 30, 2009. As a result of these actions, we will no longer incur funding expenses and administrative costs associated with this plan for IBEW employees.
Segment Reporting
Management reviews and analyzes its business of providing local search solutions as one operating segment.
New Accounting Pronouncements
In September 2009, the Emerging Issues Task Force (“EITF”) reached final consensus on EITF Issue No. 08-1, Revenue Arrangements with Multiple Deliverables (“EITF 08-1”). EITF 08-1 has not yet been incorporated into the FASB’s Codification. EITF 08-1 updates the current guidance pertaining to multiple-element revenue arrangements included in FASB ASC 605-25, which originated from EITF 00-21, Revenue Arrangements with Multiple Deliverables. EITF 08-1 addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting and how the arrangement consideration should be allocated among the separate units of accounting. EITF 08-1 will be effective for the Company in the annual reporting period beginning January 1, 2011. EITF 08-1 may be applied retrospectively or prospectively and early adoption is permitted. The Company is currently evaluating the impact of EITF 08-1 on its financial position, results of operations, cash flows, and disclosures.

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162 (FASB Accounting Standards Codification (“ASC”) 105-10) (“SFAS No. 168”). SFAS No. 168 establishes a single source of authoritative non-governmental U.S. generally accepted accounting principles (“GAAP”), superseding existing FASB, American Institute of Certified Public Accountants (“AICPA”), EITF and related accounting literature. SFAS No. 168 does not amend or replace rules and interpretive releases of the Securities and Exchange Commission (“SEC”), which are sources of authoritative GAAP for SEC registrants. SFAS No. 168 is effective for interim and annual periods ending after September 15, 2009 and, as such, the Company has adopted SFAS No. 168 as of September 30, 2009. Throughout this Quarterly Report on Form 10-Q, the Company has provided citations to the applicable FASB codification in addition to the original standard type and number.
In May 2009, the FASB issued SFAS No. 165, Subsequent Events (FASB ASC 855-10) (“SFAS No. 165”), the objective of which is to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, SFAS No. 165 sets forth (1) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (2) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and (3) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. SFAS No. 165 is effective for interim or annual financial periods ending after June 15, 2009 and as such, we adopted SFAS No. 165 as of June 30, 2009.
We have reviewed other accounting pronouncements that were issued as of September 30, 2009, which the Company has not yet adopted, and do not believe that these pronouncements will have a material impact on our financial position or operating results.

RESULTS OF OPERATIONS
Three and nine months ended September 30, 2009 and 2008
Net Revenues
The components of our net revenues for the three and nine months ended September 30, 2009 and 2008 were as follows:

	Three months ended September 30,
(amounts in millions)	2009	2008	$ Change	% Change

Gross advertising revenues	$535.4	$649.5	$(114.1)	(17.6)%
Sales claims and allowances	(8.7)	(11.1)	2.4	21.6

Net advertising revenues	526.7	638.4	(111.7)	(17.5)
Other revenues	7.3	9.6	(2.3)	(24.0)

Total	$534.0	$648.0	$(114.0)	(17.6)%

	Nine months ended September 30,
(amounts in millions)	2009	2008	$ Change	% Change

Gross advertising revenues	$1,713.5	$1,992.0	$(278.5)	(14.0)%
Sales claims and allowances	(34.6)	(34.2)	(0.4)	(1.2)

Net advertising revenues	1,678.9	1,957.8	(278.9)	(14.2)
Other revenues	22.7	28.6	(5.9)	(20.6)

Total	$1,701.6	$1,986.4	$(284.8)	(14.3)%

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
Gross advertising revenues for the three and nine months ended September 30, 2009 decreased $114.1 million, or 17.6% and $278.5 million, or 14.0%, from the three and nine months ended September 30, 2008, respectively. The decline in gross advertising revenues for the three and nine months ended September 30, 2009 is primarily due to declines in advertising sales over the past twelve months, primarily as a result of declines in new and recurring business, mainly driven by (1) declines in overall advertising spending by businesses, (2) the significant impact of the weaker economy on smaller businesses in the markets in which we do business and (3) an increase in competition and more fragmentation in the local business search market.

Other revenues for the three and nine months ended September 30, 2009 decreased $2.3 million, or 24.0%, and $5.9 million, or 20.6%, from the three and nine months ended September 30, 2008. Other revenues include late fees received on outstanding customer balances, barter revenues, commissions earned on sales contracts with respect to advertising placed into other publishers’ directories, and sales of directories and certain other advertising-related products.
Advertising sales is a non-GAAP statistical measure and consists of sales of advertising in print directories distributed during the period and Internet-based products and services with respect to which such advertising first appeared publicly during the period. It is important to distinguish advertising sales from net revenues, which under GAAP are recognized under the deferral and amortization method. Advertising sales for the three and nine months ended September 30, 2009 were $419.9 million and $1,540.9 million, respectively, compared to $528.6 million and $1,922.9 million for the three and nine months ended September 30, 2008, respectively. The $108.7 million, or 20.6%, and $382.0 million, or 19.9%, decrease in advertising sales for the three and nine months ended September 30, 2009, respectively, is a result of declines in new and recurring business, mainly driven by (1) declines in overall advertising spending by businesses, (2) the significant impact of the weaker economy on smaller businesses in the markets in which we do business and (3) an increase in competition and more fragmentation in the local business search market. Advertising sales in current periods will be recognized as gross advertising revenues in future periods as a result of the deferral and amortization method of revenue recognition.
Expenses
The components of our total expenses for the three and nine months ended September 30, 2009 and 2008 were as follows:

	Three months ended September 30,
(amounts in millions)	2009	2008	$ Change	% Change

Production and distribution expenses	$83.7	$105.1	$(21.4)	(20.4)%
Selling and support expenses	162.4	185.6	(23.2)	(12.5)
General and administrative expenses	28.8	46.0	(17.2)	(37.4)
Depreciation and amortization	142.6	125.4	17.2	13.7

Total	$417.5	$462.1	$(44.6)	(9.7)%

	Nine months ended September 30,
(amounts in millions)	2009	2008	$ Change	% Change

Production and distribution expenses	$268.4	$317.7	$(49.3)	(15.5)%
Selling and support expenses	499.5	547.5	(48.0)	(8.8)
General and administrative expenses	82.0	111.0	(29.0)	(26.1)
Depreciation and amortization	427.7	363.2	64.5	17.8
Impairment charges	—	3,123.9	(3,123.9)	N/M

Total	$1,277.6	$4,463.3	$(3,185.7)	(71.4)%

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

Production and Distribution Expenses
Total production and distribution expenses for the three and nine months ended September 30, 2009 were $83.7 million and $268.4 million, respectively, compared to $105.1 million and $317.7 million for the three and nine months ended September 30, 2008, respectively. The primary components of the $21.4 million, or 20.4%, and $49.3 million, or 15.5%, decrease in production and distribution expenses for the three and nine months ended September 30, 2009, respectively, were as follows:

	Three months ended	Nine months ended
(amounts in millions)	September 30, 2009	September 30, 2009
	$ Change

Decreased internet production and distribution costs	$(8.0)	$(15.9)
Decreased print, paper and distribution costs	(7.7)	(20.1)
Decreased information technology (“IT”) expenses	(3.7)	(7.8)
All other, net	(2.0)	(5.5)

Total decrease in production and distribution expenses for the three and nine months ended September 30, 2009	$(21.4)	$(49.3)

During the three and nine months ended September 30, 2009, internet production and distribution costs declined $8.0 million and $15.9 million, respectively, compared to the three and nine months ended September 30, 2008, primarily due to a reduction in headcount and outside contractor services.
During the three and nine months ended September 30, 2009, print, paper and distribution costs declined $7.7 million and $20.1 million, respectively, compared to the three and nine months ended September 30, 2008. This decline is primarily due to lower page volumes associated with declines in print advertisements. The decrease in print, paper and distribution costs is also due to improved efficiencies in the display of advertiser content in our print products, the refinement of our distribution scope across all of our markets and negotiated price reductions in our print expenses.
During the three and nine months ended September 30, 2009, production and distribution related IT expenses declined $3.7 million and $7.8 million, respectively, compared to the three and nine months ended September 30, 2008. This decline is primarily due to lower spending associated with our IT infrastructure to support our products and services and enhancements and technical support of multiple production systems during the three and nine months ended September 30, 2009, as compared to the three and nine months ended September 30, 2008.
Selling and Support Expenses
Total selling and support expenses for the three and nine months ended September 30, 2009 were $162.4 million and $499.5 million, respectively, compared to $185.6 million and $547.5 million reported for the three and nine months ended September 30, 2008, respectively. The primary components of the $23.2 million, or 12.5%, and $48.0 million, or 8.8%, decrease in selling and support expenses for the three and nine months ended September 30, 2009, respectively, were as follows:

	Three months ended	Nine months ended
(amounts in millions)	September 30, 2009	September 30, 2009
	$ Change

Decreased commissions and salesperson costs	$(14.4)	$(41.4)
(Decreased) increased bad debt expense	(5.4)	11.1
Decreased directory publishing costs	(2.8)	(8.2)
Decreased incentive compensation expense	(1.8)	(5.2)
Decreased billing, credit and collection expenses	(1.4)	(4.3)
Increased advertising expenses	4.6	8.4
All other, net	(2.0)	(8.4)

Total decrease in selling and support expenses for the three and nine months ended September 30, 2009	$(23.2)	$(48.0)

During the three and nine months ended September 30, 2009, commissions and salesperson costs decreased $14.4 million and $41.4 million, respectively, compared to the three and nine months ended September 30, 2008, primarily due to lower advertising sales and its effect on variable-based commissions as well as headcount reductions and consolidation of responsibilities.
During the three months ended September 30, 2009, bad debt expense decreased $5.4 million, or 14.0%, as compared to the three months ended September 30, 2008, primarily due to declines in net revenues, customer economic improvements and operational improvements in collections productivity during the three months ended September 30, 2009. Bad debt expense increased $11.1 million, or 10.8%, for the nine months ended September 30, 2009, as compared to the nine months ended September 30, 2008, primarily due to deterioration in accounts receivable aging categories and increased write-offs, resulting from the adverse impact on our advertisers from the instability of the overall economy and tightening of the credit markets. During the three and nine months ended September 30, 2009, our bad debt expense represented 6.2% and 6.7% of our net revenue, respectively, as compared to 5.9% and 5.2% for the three and nine months ended September 30, 2008. If advertisers fail to pay within specified credit terms, we may cancel their advertising in future directories, which could further impact our ability to collect past due amounts as well as adversely impact our advertising sales and revenue trends. We expect that these economic challenges will continue in our markets, and, as such, our bad debt experience will continue to be adversely impacted for the foreseeable future.
During the three and nine months ended September 30, 2009, directory publishing costs decreased $2.8 million and $8.2 million, respectively, compared to the three and nine months ended September 30, 2008, primarily due to lower page volumes associated with declines in print advertisements as well as a reduction in headcount and related expenses resulting from the consolidation of our publishing and graphics operations.
During the three and nine months ended September 30, 2009, selling and support related incentive compensation expense declined $1.8 million and $5.2 million, respectively, compared to the three and nine months ended September 30, 2008, primarily due to the fact that the Company did not grant any stock-based awards during the three and nine months ended September 30, 2009, partially offset by compensation expense associated with the Company’s 2009 Long-Term Incentive Program (the “2009 LTIP”).
During the three and nine months ended September 30, 2009, billing, credit and collection expenses decreased $1.4 million and $4.3 million, respectively, compared to the three and nine months ended September 30, 2008, primarily due to lower costs resulting from a change in vendors during the later part of 2008 as well as headcount reductions and consolidation of responsibilities.
During the three and nine months ended September 30, 2009, advertising expenses increased $4.6 million and $8.4 million, respectively, compared to the three and nine months ended September 30, 2008, primarily due to increased costs associated with traffic purchased and distributed to multiple advertiser landing pages.
General and Administrative Expenses
General and administrative (“G&A”) expenses for the three and nine months ended September 30, 2009 were $28.8 million and $82.0 million, respectively, compared to $46.0 million and $111.0 million for the three and nine months ended September 30, 2008, respectively. The primary components of the $17.2 million, or 37.4%, and $29.0 million, or 26.1%, decrease in G&A expenses for the three and nine months ended September 30, 2009, respectively, were as follows:

	Three months ended	Nine months ended
(amounts in millions)	September 30, 2009	September 30, 2009
	$ Change

Decrease in restructuring expenses	$(13.1)	$(6.7)
Decreased incentive compensation expense	(1.2)	(4.5)
Curtailment gains, net	—	(13.5)
All other, net	(2.9)	(4.3)

Total decrease in G&A expenses for the three and nine months ended September 30, 2009	$(17.2)	$(29.0)

During the three and nine months ended September 30, 2009, restructuring expenses decreased $13.1 million and $6.7 million, respectively, compared to the three and nine months ended September 30, 2008, primarily due to lower costs associated with outside consultants, headcount reductions, consolidation of responsibilities and vacated leased facilities as well as a reclass of certain previously recognized expenses associated with filing the Chapter 11 petitions to reorganization items on the condensed consolidated statement of operations during the three and nine months ended September 30, 2009.
During the three and nine months ended September 30, 2009, G&A related incentive compensation expense declined $1.2 million and $4.5 million, respectively, compared to the three and nine months ended September 30, 2008, primarily due to the fact that the Company did not grant any stock-based awards during the three and nine months ended September 30, 2009, partially offset by compensation expense associated with the Company’s 2009 LTIP.
During the nine months ended September 30, 2009, we recognized one-time non-cash net curtailment gains of $13.5 million associated with the freeze on the Company’s defined benefit plans for certain union employees and the elimination of certain union retiree health care and life insurance benefits.
Depreciation and Amortization
Depreciation and amortization expense for the three and nine months ended September 30, 2009 was $142.6 million and $427.7 million, respectively, compared to $125.4 million and $363.2 million for the three and nine months ended September 30, 2008, respectively. Amortization of intangible assets was $128.7 million and $385.9 million for the three and nine months ended September 30, 2009, respectively, compared to $104.0 million and $311.9 million for the three and nine months ended September 30, 2008, respectively. In connection with the impairment testing of our definite-lived intangible assets and other long-lived assets at December 31, 2008, we evaluated the remaining useful lives of our intangible assets by considering, among other things, the effects of obsolescence, demand, competition, which takes into consideration the price premium benefit the Company has over competing independent publishers in its markets, and other economic factors, including the stability of the industry in which we operate, known technological advances, legislative actions that result in an uncertain or changing regulatory environment, and expected changes in distribution channels. Based on this evaluation, the Company recognized a reduction in the remaining useful lives of all directory services agreements associated with prior acquisitions due to compression of our price premium benefit over competing independent publishers in our markets as well as a decline in market share during the year ended December 31, 2008. As a result, the remaining useful lives of our directory services agreements were reduced to 33 years effective January 1, 2009 in order to better reflect the period these intangible assets are expected to contribute to our future cash flow. The increase in amortization expense for the three and nine months ended September 30, 2009 is a direct result of reducing the remaining useful lives associated with our directory services agreements, partially offset by a reduction in amortization expense associated with a revision to the carrying values of our local and national customer relationships subsequent to impairment charges recorded during the fourth quarter of 2008.
Annual amortization expense for the full year 2009 is expected to increase by approximately $98.6 million as a result of the reduction of remaining useful lives associated with our directory services agreements and revision to the carrying values of our local and national customer relationships noted above.
Depreciation of fixed assets and amortization of computer software was $13.7 million and $41.5 million for the three and nine months ended September 30, 2009, respectively, compared to $21.4 million and $51.3 million for the three and nine months ended September 30, 2008, respectively. The decrease in depreciation expense for the three and nine months ended September 30, 2009 was primarily due to accelerated amortization during the three and nine months ended September 30, 2008 associated with software projects that were retired prior to their initial estimated service life.

Impairment Charges
As a result of the decline in the trading value of our debt and equity securities during the first and second quarters of 2008 and continuing negative industry and economic trends that have directly affected our business, we performed impairment tests of our goodwill, definite-lived intangible assets and other long-lived assets. We used estimates and assumptions in our impairment evaluations, including, but not limited to, projected future cash flows, revenue growth and customer attrition rates. Based upon the impairment test of our goodwill, we recognized goodwill impairment charges of $2.5 billion and $660.2 million during the three months ended March 31, 2008 and June 30, 2008, respectively, for total goodwill impairment charges of $3.1 billion during the nine months ended September 30, 2008. As a result of these impairment charges, we have no recorded goodwill at December 31, 2008 or September 30, 2009. Our testing results of our definite-lived intangible assets and other long-lived assets indicated no impairment as of March 31, 2008, June 30, 2008 or September 30, 2008.
The Company performed impairment tests of its definite-lived intangible assets and other long-lived assets during the three and nine months ended September 30, 2009. The Company utilized the following information and assumptions to complete its impairment evaluation:
•	Historical financial information, including revenue, profit margins, customer attrition data and price premiums enjoyed relative to competing independent publishers;

•	Long-term financial projections, including, but not limited to, revenue trends and profit margin trends; and

•	Intangible asset carrying values.
The results of these tests indicated no impairment. In connection with our impairment testing, the Company also evaluated the remaining useful lives of its definite-lived intangible assets and other long-lived assets by considering, among other things, the effects of obsolescence, demand, competition, which takes into consideration the price premium benefit the Company has over competing independent publishers in its markets, and other economic factors, including the stability of the industry in which we operate, known technological advances, legislative actions that result in an uncertain or changing regulatory environment, and expected changes in distribution channels. Based on this evaluation, we have concluded the remaining useful lives of such assets reflect the period they are expected to contribute to our future cash flows and are therefore deemed appropriate.
If industry and economic conditions in our markets continue to deteriorate, resulting in further declines in advertising sales and operating results, and if the trading value of our debt and equity securities decline further, we will be required to again assess the recoverability and useful lives of our long-lived assets and other intangible assets. This could result in additional impairment charges, a reduction of remaining useful lives and acceleration of amortization expense.
Operating Income (Loss)
Operating income (loss) for the three and nine months ended September 30, 2009 and 2008 was as follows:

	Three months ended September 30,
(amounts in millions)	2009	2008	$ Change	% Change

Total	$116.5	$185.9	$(69.4)	(37.3)%

	Nine months ended September 30,
(amounts in millions)	2009	2008	$ Change	% Change

Total	$424.0	$(2,476.9)	$2,900.9	N/M

Operating income for the three and nine months ended September 30, 2009 of $116.5 million and $424.0 million, respectively, compares to operating income (loss) of $185.9 million and $(2.5) billion for the three and nine months ended September 30, 2008, respectively. The decline in operating income for the three months ended September 30, 2009, as compared to the three months ended September 30, 2008, is primarily due to the revenue and expense trends described above. The change to operating income for the nine months ended September 30, 2009 from operating loss for the nine months ended September 30, 2008 is primarily due to the goodwill impairment charges recorded during the nine months ended September 30, 2008 noted above, as well as the revenue and expense trends described above.
Interest Expense, Net
Contractual interest expense that would have appeared on the condensed consolidated statement of operations if not for the filing of the Chapter 11 petitions was $198.7 million and $597.0 million for the three and nine months ended September 30, 2009, respectively. Net interest expense for the three and nine months ended September 30, 2009 was $63.5 million and $423.8 million, respectively, and includes $5.5 million and $22.1 million, respectively, of non-cash amortization of deferred financing costs. Net interest expense for the three and nine months ended September 30, 2008 was $200.2 million and $630.4 million, respectively, and includes $6.2 million and $20.5 million, respectively, of non-cash amortization of deferred financing costs.
Interest expense for the three and nine months ended September 30, 2009 includes a non-cash charge of $1.0 million and $6.1 million, respectively, associated with the change in fair value of the Dex Media East interest rate swaps that were required to be settled and interest rate swaps no longer deemed financial instruments as a result of filing the Chapter 11 petitions. Interest expense for the three and nine months ended September 30, 2009 also includes a non-cash charge of $4.1 million and $6.1 million, respectively, resulting from amounts previously charged to accumulated other comprehensive loss related to these interest rate swaps. The amounts previously charged to accumulated other comprehensive loss related to the Dex Media East interest rate swaps will be amortized to interest expense over the remaining life of the interest rate swaps based on future interest payments, as it is not probable that those forecasted transactions will not occur.
As a result of the change in fair value of our interest rate swaps associated with the amendment of the RHDI credit facility and the refinancing of the former Dex Media West credit facility on June 6, 2008 and settlement and termination of certain of these interest rate swaps during the second quarter of 2009, interest expense includes a reduction of $1.1 million and $10.4 million for the three and nine months ended September 30, 2009, respectively, compared to a reduction of $8.2 million and $12.6 million for the three and nine months ended September 30, 2008, respectively. Interest expense for the nine months ended September 30, 2008 includes a non-cash charge of $42.9 million resulting from amounts previously charged to accumulated other comprehensive loss related to these interest rate swaps.
In conjunction with our acquisition of Dex Media on January 31, 2006 (the “Dex Media Merger”) and as a result of purchase accounting required under GAAP, we recorded Dex Media’s debt at its fair value on January 31, 2006. We recognized an offset to interest expense in each period subsequent to the Dex Media Merger through May 28, 2009 for the amortization of the corresponding fair value adjustment. The offset to interest expense was $7.7 million for the nine months ended September 30, 2009, compared to $4.5 million and $13.1 million for the three and nine months ended September 30, 2008, respectively. The offset to interest expense was to be recognized over the life of the respective debt, however due to filing the Chapter 11 petitions, unamortized fair value adjustments at May 28, 2009 of $78.5 million were written-off and recognized as a reorganization item on the condensed consolidated statement of operations for the nine months ended September 30, 2009.
The decrease in net interest expense of $136.7 million, or 68.3%, and $206.6 million, or 32.8%, for the three and nine months ended September 30, 2009, respectively, is primarily due to (1) ceasing interest expense on our notes in default as a result of filing the Chapter 11 petitions, (2) the non-cash charge of $42.9 million during the nine months ended September 30, 2008 resulting from amounts previously charged to accumulated other comprehensive loss noted above and (3) a reduction in outstanding debt from the prior corresponding period due to the financing transactions conducted during the later half of 2008. The decrease in net interest expense for the three and nine months ended September 30, 2009 is offset by (1) the non-cash charges associated with the change in fair value of the Dex Media East interest rate swaps and amounts previously charged to accumulated other comprehensive loss related to the Dex Media East interest rate swaps noted above, (2) a reduction in interest income associated with our interest rate swaps due to a decline in interest rates, (3) additional interest expense associated with borrowing the unused portions of our revolving credit facilities on February 13, 2009 and (4) a decline in the offset to interest expense associated with the fair value adjustment of Dex Media’s debt noted above.

Gain on Debt Transactions, Net
As a result of the debt repurchases in September 2008, we recorded a gain of $72.4 million during the three and nine months ended September 30, 2008, representing the difference between the accreted value or par value, as applicable, and purchase price of our senior notes and senior discount notes, offset by the write-off of unamortized deferred financing costs.
As a result of the exchange of our senior notes and senior discount notes (“RHD Notes”) for RHDI’s 11.75% Senior Notes due May 15, 2015 (“RHDI Senior Notes”) on June 25, 2008, we recorded a gain of $161.3 million during the nine months ended September 30, 2008, representing the difference between the accreted value or par value, as applicable, of the extinguished RHD Notes and the RHDI Senior Notes, offset by the write-off of unamortized deferred financing costs related to the extinguished RHD Notes, which has been accounted for as an extinguishment of debt.
During the nine months ended September 30, 2008, we recognized a charge of $2.2 million for the write-off of unamortized deferred financing costs associated with the refinancing of the former Dex Media West credit facility and portions of the amended RHDI credit facility, which have been accounted for as extinguishments of debt.
As a result of these debt transactions, we recorded a net non-cash gain of $72.4 million and $231.5 million, respectively, during the three and nine months ended September 30, 2008.
Reorganization Items, Net
For the three and nine months ended September 30, 2009, the Company has recorded $7.1 million and $77.9 million, respectively, of reorganization items on a separate line item on the condensed consolidated statement of operations in accordance with SOP 90-7. Reorganization items represent charges that are directly associated with the process of reorganizing the business under Chapter 11 of the Bankruptcy Code. The following table displays the details of reorganization items for the three and nine months ended September 30, 2009:

	Three months ended	Nine months ended
	September 30, 2009	September 30, 2009

Write-off of unamortized deferred financing costs	$—	$64,475
Professional fees	8,815	59,278
Write-off of net premiums / discounts on long-term debt	—	34,886
Write-off of fair value adjustments	—	(78,511)
Lease rejections, abandoned property and other	(1,708)	(2,241)

Total reorganization items	$7,107	$77,887

The write-off of unamortized deferred financing costs of $64.5 million, unamortized net premiums / discounts of $34.9 million and unamortized fair value adjustments required by GAAP as a result of the Dex Media Merger of $78.5 million at May 28, 2009, relate to long-term debt classified as liabilities subject to compromise at September 30, 2009.
The Company has incurred professional fees associated with filing the Chapter 11 petitions of $8.8 million and $59.3 million during the three and nine months ended September 30, 2009, respectively, of which $1.3 million and $48.4 million, respectively, have been paid in cash. Professional fees include financial, legal and valuation services directly associated with the reorganization process.
The Company has recognized $1.7 million and $2.2 million during the three and nine months ended September 30, 2009, respectively, associated with rejected leases and abandoned property, which have been approved by the Bankruptcy Court through September 30, 2009 as part of the Chapter 11 Cases.
As of September 30, 2009, the Company has not received any operating cash receipts resulting from the filing of the Chapter 11 petitions.

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
As of September 30, 2009, the Company has recognized an increase in its deferred tax liability of $375.4 million related to Section 382, which directly impacted our deferred tax expense and significantly increased our provision for income taxes and net loss for the nine months ended September 30, 2009.
The effective tax rate on income (loss) before income taxes of 47.8% and (482.5)% for the three and nine months ended September 30, 2009, respectively, compares to an effective tax rate of 55.1% and 32.7% on income (loss) before income taxes for the three and nine months ended September 30, 2008, respectively. The significant change in the effective tax rate for the three and nine months ended September 30, 2009 as compared to the three and nine months ended September 30, 2008 is primarily due to the tax consequences of the Section 382 limitation recorded during the nine months ended September 30, 2009, partially offset by the goodwill impairment charges recorded during the nine months ended September 30, 2008. The change in the effective tax rate for the three and nine months ended September 30, 2009 is also attributable to estimates of non-deductible reorganization costs and changes in estimates of state tax apportionment factors that impact our effective state tax rates.
Net Income (Loss) and Earnings (Loss) Per Share
Net income (loss) for the three and nine months ended September 30, 2009 of $23.9 million and $(452.8) million, respectively, compares to net income (loss) of $26.1 million and $(1.9) billion for the three and nine months ended September 30, 2008, respectively. The decline in net income for the three months ended September 30, 2009, as compared to the three months ended September 30, 2008, is primarily due to the revenue and expense trends described above as well as the impact of the reorganization items during the three months ended September 30, 2009. The change in net loss for the nine months ended September 30, 2009, as compared to the nine months ended September 30, 2008, is primarily due to the goodwill impairment charges recorded during the nine months ended September 30, 2008 as well as the revenue and expense trends described above, partially offset by the impact of the reorganization items during the nine months ended September 30, 2009.
See Note 2, “Summary of Significant Accounting Policies,” in Part I — Item 1 of this Quarterly Report on Form 10-Q for further details and computations of the basic and diluted earnings (loss) per share (“EPS”) amounts. For the three months ended September 30, 2009, basic and diluted EPS was $0.35, compared to basic and diluted EPS of $0.38 for the three months ended September 30, 2008. For the nine months ended September 30, 2009, basic and diluted EPS was $(6.57), compared to basic and diluted EPS of $(28.15) for the nine months ended September 30, 2008. Because of our reported net loss for the nine months ended September 30, 2009 and 2008, the calculation of diluted EPS was anti-dilutive compared to basic EPS. Diluted EPS cannot be greater (or less of a loss) than basic EPS. Therefore, reported basic EPS and diluted EPS were the same for the nine months ended September 30, 2009 and 2008.

LIQUIDITY AND CAPITAL RESOURCES
Debt
The following table presents the carrying value of our long-term debt at September 30, 2009 and December 31, 2008. As a result of filing the Chapter 11 petitions, unamortized fair value adjustments required by GAAP as a result of the Dex Media Merger of $78.5 million and unamortized net premiums / discounts of $34.9 million at May 28, 2009 were written-off and recognized as reorganization items on the condensed consolidated statement of operations for the nine months ended September 30, 2009. Therefore the carrying value of our long-term debt at September 30, 2009 represents par value. The carrying value of our long-term debt at December 31, 2008 includes $86.2 million of unamortized fair value adjustments.

	Notes in Default	Credit Facilities
	September 30, 2009		December 31, 2008

RHD
6.875% Senior Notes due 2013	$206,791	$—	$206,791
6.875% Series A-1 Senior Discount Notes due 2013	320,903	—	301,862
6.875% Series A-2 Senior Discount Notes due 2013	483,365	—	455,204
8.875% Series A-3 Senior Notes due 2016	1,012,839	—	1,012,839
8.875% Series A-4 Senior Notes due 2017	1,229,760	—	1,229,760

R.H. Donnelley Inc.
Credit Facility	—	1,427,354	1,341,098
11.75% Senior Notes due 2015	412,871	—	412,871

Dex Media, Inc.
8% Senior Notes due 2013	500,000	—	510,408
9% Senior Discount Notes due 2013	749,857	—	771,488

Dex Media East
Credit Facility	—	1,065,286	1,081,500

Dex Media West
Credit Facility	—	1,096,616	1,080,000
8.5% Senior Notes due 2010	385,000	—	393,883
5.875% Senior Notes due 2011	8,720	—	8,761
9.875% Senior Subordinated Notes due 2013	761,650	—	815,791

Total RHD consolidated	6,071,756	3,589,256	9,622,256
Less current portion not subject to compromise	—	796,926	113,566

Long-term debt subject to compromise	$6,071,756	—	—

Long-term debt not subject to compromise		$2,792,330	$9,508,690

Credit Facilities
As described in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Chapter 11 Bankruptcy Proceedings and Plan of Reorganization,” the Plan includes modifications to certain terms and conditions of the Company’s credit facilities, which are not reflected below.

RHDI
As of September 30, 2009, outstanding balances under the RHDI credit facility totaled $1,427.4 million, comprised of $253.5 million under Term Loan D-1, $1,008.8 million under Term Loan D-2 and $165.1 million under the RHDI Revolver, exclusive of $0.5 million utilized under one standby letter of credit. All Term Loans require quarterly principal and interest payments. Term Loans D-1 and D-2 require accelerated amortization beginning in 2010 through final maturity in June 2011. $75.0 million of the RHDI Revolver matures in December 2009, while $100.0 million of the RHDI Revolver matures in June 2011. The weighted average interest rate of outstanding debt under the RHDI credit facility was 6.72% and 6.77% at September 30, 2009 and December 31, 2008, respectively.
Dex Media East
As of September 30, 2009, outstanding balances under the Dex Media East credit facility totaled $1,065.3 million, comprised of $597.6 million under Term Loan A, $375.7 million under Term Loan B and $92.0 million under the Dex Media East Revolver, exclusive of $2.6 million utilized under three standby letters of credit. All Term Loans require quarterly principal and interest payments. The Dex Media East Revolver and Term Loan A will mature in October 2013, and the Term Loan B will mature in October 2014. The weighted average interest rate of outstanding debt under the Dex Media East credit facility was 2.11% and 3.83% at September 30, 2009 and December 31, 2008, respectively.
Dex Media West
As of September 30, 2009, outstanding balances under the Dex Media West credit facility totaled $1,096.6 million, comprised of $116.9 million under Term Loan A, $894.5 million under Term Loan B and $85.2 million under the Dex Media West Revolver. All Term Loans require quarterly principal and interest payments. The Dex Media West Revolver and Term Loan A will mature in October 2013 and the Term Loan B will mature in October 2014. The weighted average interest rate of outstanding debt under the Dex Media West credit facility was 6.95% and 7.10% at September 30, 2009 and December 31, 2008, respectively.
Impact of Purchase Accounting
As a result of the Dex Media Merger, we were required to record Dex Media’s outstanding debt at its fair value as of the date of the Dex Media Merger, and as such, a fair value adjustment was established at January 31, 2006. This fair value adjustment was amortized as a reduction of interest expense using the effective interest method through May 28, 2009 and did not impact future scheduled interest or principal payments. Amortization of the fair value adjustment included as a reduction of interest expense was $7.7 million for the nine months ended September 30, 2009 and $4.5 million and $13.1 million for the three and nine months ended September 30, 2008, respectively. The offset to interest expense was to be recognized over the life of the respective debt, however due to filing the Chapter 11 petitions, unamortized fair value adjustments of $78.5 million at May 28, 2009 were written-off and recognized as a reorganization item on the condensed consolidated statement of operations for the nine months ended September 30, 2009.
Impact of Economic Instability on Prospective Pension Funding
As a result of the credit and liquidity crisis in the United States and throughout the global financial system, substantial volatility in world capital markets and the banking industry has occurred. This volatility and other events have had a significant negative impact on financial markets, as well as the overall economy. As a result of the global economic instability, our pension plan’s investment portfolio has experienced significant volatility and a decline in fair value during 2008 and early 2009. However, because the values of our pension plan’s individual investments have and will fluctuate in response to changing market conditions, the amount of gains or losses that will be recognized in subsequent periods and the impact on the funded status of the pension plan and future minimum required contributions, if any, cannot be determined at this time.

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
See Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Chapter 11 Bankruptcy Proceedings and Plan of Reorganization” for additional information related to our filing of voluntary petitions for reorganization under Chapter 11 and the Plan.
Primarily as a result of our business combinations, we have a significant amount of debt. Aggregate outstanding debt as of September 30, 2009 was $9.7 billion, of which $3.6 billion was outstanding under our secured credit facilities and $6.1 billion consists of our notes in default. As of May 28, 2009, the Company has ceased accruing interest on its notes in default and these notes in default are classified as liabilities subject to compromise on the condensed consolidated balance sheet at September 30, 2009.
During the nine months ended September 30, 2009, we made principal payments of $255.6 million under our credit facilities. During the nine months ended September 30, 2009, we made revolver borrowings of $361.0 million, offset by revolver payments of $18.7 million, resulting in a net increase of $342.3 million of the revolver portions under our credit facilities.
For the nine months ended September 30, 2009, we made aggregate net cash interest payments of $336.9 million. At September 30, 2009, we had $606.5 million of cash and cash equivalents before checks not yet presented for payment of $8.9 million.
Cash provided by operating activities was $408.6 million for the nine months ended September 30, 2009. Key contributors to operating cash flow include the following:
•	$452.8 million in net loss.

•	$969.6 million of net non-cash items primarily consisting of $427.7 million of depreciation and amortization, $372.7 million in deferred income taxes, $113.5 million in bad debt provision, $26.1million in other non-cash items, primarily related to the change in the fair value of our interest rate swap agreements, $18.7 million associated with net reorganization items, $9.1million of stock-based compensation expense and an increase in interest expense of $1.8 million associated with the change in fair value of our interest rate swaps.

•	$135.1 million net use of cash from a decrease in deferred directory revenues of $202.5 million, primarily due to lower advertising sales, offset by a net decrease in accounts receivable of $67.4 million, which is comprised of a decrease in accounts receivable of $180.9 million, offset by the provision for bad debts of $113.5 million. During 2009, the Company has experienced deterioration in its accounts receivable aging categories, which has been driven by weaker economic conditions. The change in deferred revenues and accounts receivable are analyzed together given the fact that when a directory is published, the annual billable value of that directory is initially deferred and unbilled accounts receivable are established. Each month thereafter, typically one twelfth of the billing value is recognized as revenues and billed to customers.

•	$56.5 million net source of cash from a decrease in other assets, consisting of a $38.5 million decrease in other current and non-current assets, primarily relating to deferred commissions, print, paper and delivery costs and changes in the fair value of the Company’s interest rate swap agreements, as well as a $18.0 million decrease in prepaid directory costs resulting from publication seasonality.

•	$60.2 million net source of cash from an increase in accounts payable and accrued liabilities, primarily resulting from an increase in accrued interest payable of $64.6 million and a $22.2 million increase in other accrued liabilities, offset by a $26.6 million decrease in trade accounts payable. These changes comprise items included in liabilities subject to compromise on the condensed consolidated balance sheet at September 30, 2009. The source of cash from an increase in accounts payable and accrued liabilities is a direct result of filing the Chapter 11 petitions, whereby payment of pre-petition obligations has been delayed.

•	$89.9 million decrease in other non-current liabilities primarily resulting from the change in fair value of our interest rate swaps as well as the change in pension and postretirement long-term liabilities.
Cash used in investing activities for the nine months ended September 30, 2009 was $18.2 million and includes the following:
•	$18.2 million used to purchase fixed assets, primarily computer equipment, software and leasehold improvements.
Cash provided by financing activities for the nine months ended September 30, 2009 was $84.9 million and includes the following:
•	$255.6 million in principal payments on term loans under our secured credit facilities.

•	$361.0 million in borrowings under our revolvers. The Company made the borrowings under the various revolving credit facilities to preserve its financial flexibility in light of the continuing uncertainty in the global credit markets.

•	$18.7 million in principal payments on our revolvers.

•	$1.8 million in the decreased balance of checks not yet presented for payment.
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

Contractual Obligations
As a result of the Company filing the Chapter 11 petitions on the Petition Date, the contractual obligations table presented below sets forth our annual commitments as of September 30, 2009 for principal and interest payments on our secured debt, as we will continue to be contractually obligated to make these payments according to the Plan. The principal and interest payments presented below do not assume any of the modifications to our secured debt described in the Plan, as the Plan has not been approved by the Bankruptcy Court at this time. Principal and interest payments on our notes in default have been excluded from this schedule as a result of filing the Chapter 11 petitions and the Plan. The secured debt repayments as presented in this table include only the scheduled principal payments under our current secured debt agreements and do not include any anticipated prepayments.

	Payment Due by Period
		Less than	1-3	3-5	More than 5
(amounts in millions)	Total	1 Year	Years	Years	Years

Long-term debt (1)	$3,589.3	$796.9	$1,056.2	$528.9	$1,207.3
Interest on long-term debt (2)	702.4	208.0	289.9	198.2	6.3

Total long-term debt and related interest contractual obligations	$4,291.7	$1,004.9	$1,346.1	$727.1	$1,213.6

(1)	Included in long-term debt are principal amounts owed under our credit facilities, including the current portion.

(2)	Interest on long-term debt represents cash interest payment obligations assuming all indebtedness at September 30, 2009 will be paid in accordance with its contractual maturity and assumes interest rates on variable interest debt as of September 30, 2009 will remain unchanged in future periods. The weighted average interest rates under the RHDI, Dex Media East and Dex Media West Credit Facilities were 6.72%, 2.11% and 6.95%, respectively, at September 30, 2009. Our notes in default of $6.1 billion at September 30, 2009 have been excluded from this schedule as a result of filing the Chapter 11 petitions and the Plan.

In addition to amounts presented in the table above, our unrecognized tax benefits as of September 30, 2009 total $286.7 million, including accrued interest and penalties. It is reasonably possible that this amount of unrecognized tax benefits could decrease within the next twelve months. We are currently under audit in New York State for taxable years 2003 through 2004 and North Carolina for taxable years 2003 through 2006. If the New York State or North Carolina audits are resolved within the next twelve months, the total amount of unrecognized tax benefits could decrease by approximately $18.1 million. The unrecognized tax benefits related to the New York State and North Carolina audits relate to apportionment and allocation of income among our various legal entities.

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
The Company has entered into interest rate swaps that effectively convert approximately $200.0 million, or 6%, of the Company’s variable rate debt to fixed rate debt as of September 30, 2009. At September 30, 2009, approximately 37% of our total debt outstanding consists of variable rate debt, excluding the effect of our interest rate swaps. Including the effect of our interest rate swaps, total fixed rate debt comprised approximately 65% of our total debt portfolio as of September 30, 2009. The interest rate swaps mature on February 28, 2011 and March 29, 2013.
Under the terms of the agreements, the Company receives variable interest based on three-month LIBOR and pays a weighted average fixed rate of 3.36%. The weighted average variable rate received on our interest rate swaps was 0.33% for the nine months ended September 30, 2009. These periodic payments and receipts are recorded as interest expense.
As a result of exercising the 30-day grace period with respect to the Series A-4 Senior Notes on April 15, 2009, certain existing interest rate swaps associated with the Dex Media East credit facility having a notional amount of $350.0 million were required to be settled on May 28, 2009. Cash settlement payments of $26.4 million were made during the second quarter of 2009 associated with these interest rate swaps.
As a result of the recent decline in certain of our credit ratings, an existing interest rate swap associated with the Dex Media West credit facility having a notional amount of $50.0 million was required to be settled on April 23, 2009. A cash settlement payment of $0.5 million was made during the second quarter of 2009 associated with this interest rate swap.
As a result of filing the Chapter 11 petitions, certain interest rate swaps with a notional amount of $850.0 million were terminated by the respective counterparties and, as such, are no longer deemed financial instruments to be remeasured at fair value. As of September 30, 2009, these interest rate swaps have not been settled and, as such, a liability of $29.9 million is recognized in accounts payable and accrued liabilities on the condensed consolidated balance sheet at September 30, 2009.
In addition, as a result of filing the Chapter 11 petitions, Dex Media East interest rate swaps with a notional amount of $100.0 million at September 30, 2009 are no longer highly effective in offsetting changes in cash flows. Accordingly, cash flow hedge accounting treatment is no longer permitted. Interest expense for the three and nine months ended September 30, 2009 includes a non-cash charge of $1.0 million and $6.1 million, respectively, associated with the change in fair value of the Dex Media East interest rate swaps that were required to be settled and interest rate swaps no longer deemed financial instruments as a result of filing the Chapter 11 petitions. Interest expense for the three and nine months ended September 30, 2009 also includes a non-cash charge of $4.1 million and $6.1 million, respectively, resulting from amounts previously charged to accumulated other comprehensive loss related to these interest rate swaps. The amounts previously charged to accumulated other comprehensive loss related to the Dex Media East interest rate swaps will be amortized to interest expense over the remaining life of the interest rate swaps based on future interest payments, as it is not probable that those forecasted transactions will not occur.
As a result of the change in fair value of our interest rate swaps associated with the amendment of the RHDI credit facility and the refinancing of the former Dex Media West credit facility on June 6, 2008 and settlement and termination of certain of these interest rate swaps during the second quarter of 2009, interest expense includes a reduction of $1.1 million and $10.4 million for the three and nine months ended September 30, 2009, respectively, compared to a reduction of $8.2 million and $12.6 million for the three and nine months ended September 30, 2008, respectively. Interest expense for the nine months ended September 30, 2008 includes a non-cash charge of $42.9 million resulting from amounts previously charged to accumulated other comprehensive loss related to these interest rate swaps.

As a result of filing the Chapter 11 petitions, the Company does not have any interest rate swaps designated as cash flow hedges as of September 30, 2009. We use derivative financial instruments for hedging purposes only and not for trading or speculative purposes. By using derivative financial instruments to hedge exposures to changes in interest rates, the Company exposes itself to credit risk and market risk. Credit risk is the possible failure of the counterparty to perform under the terms of the derivative contract. When the fair value of a derivative contract is positive, the counterparty owes the Company, which creates credit risk for the Company. When the fair value of a derivative contract is negative, the Company owes the counterparty and, therefore, it is not subject to credit risk. The Company minimizes the credit risk in derivative financial instruments by entering into transactions with major financial institutions with credit ratings of AA- or higher.
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

Item 4. Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures
Management conducted an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of September 30, 2009. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of September 30, 2009, due to a material weakness in internal control over financial reporting related to certain deferred income tax assets and liabilities and the resulting current and deferred income tax expense and related footnote disclosures that was identified and reported as a material weakness in our Annual Report on Form 10-K for the year ended December 31, 2008. As of September 30, 2009, this material weakness in internal control over financial reporting has not been remediated.
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
(c) Remediation Plan for Material Weakness in Internal Control Over Financial Reporting
The Company’s disclosure controls and procedures were not effective as of September 30, 2009 due to a material weakness in internal control over financial reporting related to certain deferred income tax assets and liabilities and the resulting current and deferred income tax expense and related footnote disclosures that was identified and reported as a material weakness in our Annual Report on Form 10-K for the year ended December 31, 2008. As of September 30, 2009, this material weakness in internal control over financial reporting has not been remediated.
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
We anticipate the actions described above and resulting improvements in controls will strengthen our internal control over financial reporting and will address the related material weakness identified as of December 31, 2008 that has remained as a material weakness as of September 30, 2009. However, because the institutionalization of the internal control processes requires repeatable process execution, and because many of these additional controls rely extensively on manual review and approval, the successful execution of these controls, for at least several quarters, may be required prior to management being able to definitively conclude that the material weakness has been fully remediated.

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
On October 23, 2009, a putative securities class action lawsuit was commenced in Delaware Federal Court on behalf of all persons who purchased or otherwise acquired the Company’s publicly traded securities between July 2007 and the time the Company filed for bankruptcy at the end of May 2009, alleging that certain Company officers issued false and misleading statements regarding the Company’s business and financial condition. The Company believes the allegations set forth in the putative class action lawsuit are without merit and intends to vigorously defend any such action pursued against the Company and its officers.
Item 1A. Risk Factors
In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” of R.H. Donnelley Corporation’s (“RHD” or the “Company”) Annual Report on Form 10-K for the year ended December 31, 2008 (the “2008 10-K”) and Part II, “Item 1A. Risk Factors” of RHD’s Quarterly Report on Form 10-Q for the three and six months ended June 30, 2009 (“June 30, 2009 Form 10-Q”), which could materially affect our business, financial condition or future results. There have been no material changes or additions to the risk factors disclosed in the 2008 10-K, except for the risk factors disclosed in the June 30, 2009 Form 10-Q associated with the Chapter 11 filings by the Company.

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
The filing of the Chapter 11 petitions constituted an event of default under the indentures governing the Company’s senior notes, senior discount notes and senior subordinated notes (collectively the “notes in default”) and the debt obligations under those instruments became automatically and immediately due and payable. The filing of the Chapter 11 petitions also constituted an event of default under the Company’s senior secured credit facilities and the debt obligations under those facilities became automatically and immediately due and payable. However, based upon a proposed plan of reorganization filed on July 27, 2009, which was subsequently amended on September 18, 2009, October 7, 2009, October 19, 2009 and October 21, 2009, the lenders under such credit facilities will receive 100% principal recovery and scheduled amortization and interest subsequent to the filing of the Chapter 11 petitions. In addition, substantially all of RHDI’s and its subsidiaries’ assets, including the capital stock of RHDI and its subsidiaries, are pledged to secure the obligations under the RHDI credit facility, substantially all of the assets of Dex Media East, its direct parent and its subsidiaries, including their respective equity interests, are pledged to secure the obligations under Dex Media East’s senior secured credit facility and substantially all of the assets of Dex Media West, its direct parent and its subsidiaries, including their respective equity interests, are pledged to secure the obligations under Dex Media West’s senior secured credit facility. Lastly, the Company is a guarantor of the obligations of RHDI under the RHDI credit facility.
At September 30, 2009, the aggregate principal amounts outstanding under our credit facilities and notes in default were $3,589.3 million and $6,071.8 million, respectively. Our notes in default are classified as liabilities subject to compromise and our credit facilities are excluded from liabilities subject to compromise on the condensed consolidated balance sheet at September 30, 2009.
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

Item 6. Exhibits

Exhibit No.	Document

31.1*	Certification of Quarterly Report on Form 10-Q for the period ended September 30, 2009 by David C. Swanson, Chairman and Chief Executive Officer of R.H. Donnelley Corporation under Section 302 of the Sarbanes-Oxley Act

31.2*	Certification of Quarterly Report on Form 10-Q for the period ended September 30, 2009 by Steven M. Blondy, Executive Vice President and Chief Financial Officer of R.H. Donnelley Corporation under Section 302 of the Sarbanes-Oxley Act

32.1*	Certification of Quarterly Report on Form 10-Q for the period ended September 30, 2009 under Section 906 of the Sarbanes-Oxley Act by David C. Swanson, Chairman and Chief Executive Officer, and Steven M. Blondy, Executive Vice President and Chief Financial Officer, for R.H. Donnelley Corporation

*	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

R.H. DONNELLEY CORPORATION
Date: November 3, 2009	By:	/s/ Steven M. Blondy
Steven M. Blondy
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ Sylvester J. Johnson
Sylvester J. Johnson
Vice President, Corporate Controller and Chief Accounting Officer (Principal Accounting Officer)

Exhibit Index

Exhibit No.	Document

31.1*	Certification of Quarterly Report on Form 10-Q for the period ended September 30, 2009 by David C. Swanson, Chairman and Chief Executive Officer of R.H. Donnelley Corporation under Section 302 of the Sarbanes-Oxley Act

31.2*	Certification of Quarterly Report on Form 10-Q for the period ended September 30, 2009 by Steven M. Blondy, Executive Vice President and Chief Financial Officer of R.H. Donnelley Corporation under Section 302 of the Sarbanes-Oxley Act

32.1*	Certification of Quarterly Report on Form 10-Q for the period ended September 30, 2009 under Section 906 of the Sarbanes-Oxley Act by David C. Swanson, Chairman and Chief Executive Officer, and Steven M. Blondy, Executive Vice President and Chief Financial Officer, for R.H. Donnelley Corporation

*	Filed herewith.